Form 10-Q
period 1993-11-28
CONAGRA INC /DE/
filed 1994-01-12
CIK 23217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                               FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended November 28, 1993

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________to_____________

Commission File Number                  1-7275
                         ___________________________________________

                          CONAGRA, INC.
__________________________________________________________________
       (Exact name of registrant, as specified in charter)

        Delaware                                47-0248710
__________________________________________________________________
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)              Identification No.)

One ConAgra Drive, Omaha, Nebraska               68102-5001
__________________________________________________________________
(Address of Principal Executive Offices)         (Zip Code)

                         (402) 595-4000
__________________________________________________________________
       (Registrant's telephone number, including area code)

                               NA
__________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X               No
   _______               _______

Number of shares outstanding of issuer's common stock, as of December 26, 1993 was 248,059,975.

                   PART I - FINANCIAL INFORMATION

                   CONAGRA, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS

                       (Dollars in Millions)


                                           NOV 28,     MAY 30,     NOV 29,
                                             1993        1993        1992
                                          __________  __________  __________
ASSETS
Current assets:
  Cash and cash equivalents             $      75.3 $     257.0 $     146.7
  Receivables, less allowance for
   doubtful accounts of $58.6, $47.5
   and $54.2                                2,342.7     1,421.4     1,962.5
  Margin deposits and segregated
   funds                                      311.7       190.0       172.7
  Inventory:
    Hedged commodities                      1,127.3       656.5     1,108.6
    Other                                   2,391.9     1,782.7     2,233.1
                                          __________  __________  __________
      Total inventory                       3,519.2     2,439.2     3,341.7
  Prepaid expenses                            207.6       179.1       177.4
                                          __________  __________  __________
      Total current assets                  6,456.5     4,486.7     5,801.0
                                          __________  __________  __________
Other assets:
  Investments in affiliates                   239.3       306.1       297.7
  Sundry investments, deposits
   and other noncurrent assets                133.5       137.4       210.1
                                          __________  __________  __________
      Total other assets                      372.8       443.5       507.8
                                          __________  __________  __________
Property, plant and equipment
 at cost, less accumulated
 depreciation of $1435.8, $1330.8
 and $1201.0                                2,492.5     2,388.2     2,278.8

Brands, trademarks and goodwill, at
 cost less accumulated amortization         2,652.5     2,670.3     2,704.9
                                          __________  __________  __________
                                        $  11,974.3 $   9,988.7 $  11,292.5
                                          __________  __________  __________
                                          __________  __________  __________


The accompanying notes are an integral part of the consolidated financial statements.

                     CONAGRA, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS

                         (Dollars in Millions)


                                           NOV 28,     MAY 30,     NOV 29,
                                             1993        1993        1992
                                          __________  __________  __________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                         $   2,795.9 $     570.2 $   2,185.3
  Current installments of
   long-term debt                             116.4       139.9       131.3
  Accounts payable                          1,480.7     1,459.6     1,291.5
  Advances on sales                           274.9       663.5       297.4
  Payable to customers, clearing
   associations, etc.                         373.5       270.9       226.7
  Other accrued liabilities                 1,252.8     1,168.5     1,190.8
                                          __________  __________  __________
    Total current liabilities               6,294.2     4,272.6     5,323.0
                                          __________  __________  __________
Senior long-term debt, excluding
 current installments                       1,357.9     1,393.2     1,576.4

Other noncurrent liabilities                1,143.3     1,146.5     1,160.7

Subordinated debt                             766.0       766.0       730.0

Preferred shares subject to
 mandatory redemption                         355.9       355.9       355.9

Common stockholders' equity:
  Common stock of $5 par value,
   authorized 1,200,000,000 shares,
   issued 252,447,878, 252,256,807
   and 247,306,765                          1,262.2     1,261.3     1,236.5

  Additional paid-in capital                  311.5       267.1       435.2

  Retained earnings                         1,280.2     1,167.0     1,047.7

  Foreign currency translation
   adjustment                                 (36.8)      (14.6)       (7.2)

  Less treasury stock, at cost, common
   shares 4,686,622, 546,762 and 332,972     (121.3)      (12.7)       (8.3)
                                          __________  __________  __________
                                            2,695.8     2,668.1     2,703.9
  Less unearned restricted stock and
   value of 22,725,558, 23,889,777 and
   16,730,882 common shares held in EEF      (638.8)     (613.6)     (557.4)
                                          __________  __________  __________
    Total common stockholders' equity       2,057.0     2,054.5     2,146.5
                                          __________  __________  __________

                                        $  11,974.3 $   9,988.7 $  11,292.5
                                          __________  __________  __________
                                          __________  __________  __________



The accompanying notes are an integral part of the consolidated financial statements.

                  CONAGRA, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS

    (Dollars and shares in millions except per share amounts)


                                                      THIRTEEN WEEKS ENDED
                                                       NOV 28,     NOV 29,
                                                         1993        1992
                                                      __________  __________

Net sales                                           $   6,355.1 $   5,564.4
                                                      __________  __________
Costs and expenses:
  Cost of goods sold                                    5,525.8     4,767.8
  Selling, administrative and
   general expenses                                       537.2       522.7
  Interest expense, net                                    65.2        72.9
                                                      __________  __________
                                                        6,128.2     5,363.4
                                                      __________  __________
Income before equity in earnings of
 affiliates and income taxes                              226.9       201.0
Equity in earnings(loss) of affiliates                     (1.6)        8.2
                                                      __________  __________
Income before income taxes                                225.3       209.2
Income taxes                                               91.3        81.6
                                                      __________  __________
Net income                                                134.0       127.6
Less preferred dividends                                    6.0         6.0
                                                      __________  __________
Net income available for common stock               $     128.0 $     121.6
                                                      __________  __________
                                                      __________  __________


Earnings per common and common
 equivalent share                                   $      0.56 $      0.52
                                                      __________  __________
                                                      __________  __________




Weighted average number of common
 and common equivalent shares
 outstanding                                              228.8       235.1
                                                      __________  __________
                                                      __________  __________




Cash dividends declared per common
 share                                              $     0.180 $     0.155
                                                      __________  __________
                                                      __________  __________


The accompanying notes are an integral part of the consolidated financial statements.

                  CONAGRA, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS

    (Dollars and shares in millions except per share amounts)



                                                    TWENTY-SIX WEEKS ENDED
                                                       NOV 28,     NOV 29,
                                                         1993        1992
                                                      __________  __________

Net sales                                           $  12,042.5 $  11,080.4
                                                      __________  __________
Costs and expenses:
  Cost of goods sold                                   10,555.5     9,622.5
  Selling, administrative and
   general expenses                                     1,026.9     1,006.6
  Interest expense, net                                   127.6       142.3
                                                      __________  __________
                                                       11,710.0    10,771.4
                                                      __________  __________
Income before equity in earnings of
 affiliates, income taxes and
 cumulative effect of change in
 accounting principle                                     332.5       309.0
Equity in earnings of affiliates                            3.5        14.2
                                                      __________  __________
Income before income taxes and
 cumulative effect of change in
 accounting principle                                     336.0       323.2
Income taxes                                              134.4       125.9
                                                      __________  __________
Net income before cumulative effect
 of change in accounting principle                        201.6       197.3
Cumulative effect of change in
 accounting for nonpension
 postretirement benefits (net of taxes
 of $74.2)                                                   -       (121.2)
                                                      __________  __________
Net income                                                201.6        76.1
Less preferred dividends                                   12.0        12.0
                                                      __________  __________
Net income available for common stock               $     189.6 $      64.1
                                                      __________  __________
                                                      __________  __________


Earnings per common and common
 equivalent share:
  Before change in accounting principle             $      0.83 $      0.79
  Cumulative effect of change in
   accounting for nonpension
   postretirement benefits                                   -        (0.52)
                                                      __________  __________
  Net income                                        $      0.83 $      0.27
                                                      __________  __________
                                                      __________  __________


Weighted average number of common
 and common equivalent shares
 outstanding                                              229.5       235.2
                                                      __________  __________
                                                      __________  __________


Cash dividends declared per common
  share                                             $     0.335 $     0.290
                                                      __________  __________
                                                      __________  __________


The accompanying notes are an integral part of the consolidated financial statements.


                     CONAGRA, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in Millions)


                                                     TWENTY-SIX WEEKS ENDED
                                                       NOV 28,     NOV 29,
Decrease in Cash and Cash Equivalents                    1993        1992
                                                      __________  __________
Cash flows from operating activities:
  Net income                                         $    201.6 $      76.1
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and other amortization                   148.7       135.0
    Goodwill amortization                                  36.6        36.3
    Provision for deferred income taxes                      -        (74.3)
    Provision for losses on accounts receivable            15.5        14.8
    Undistributed earnings of affiliates                   (3.5)      (14.2)
    Issuance of common stock in connection with
     the management incentive plans                         3.0         3.8
    Provision for nonpension postretirement benefits       10.0       203.2
    Other noncash items, primarily interest                 1.7        15.0
    Change in assets and liabilities before
     effects from business acquisitions:
      Accounts receivable                                (910.1)     (546.5)
      Inventory                                          (996.8)     (920.2)
      Prepaid expenses                                    (20.7)       (3.1)
      Accounts payable and accrued expenses              (382.8)     (761.1)
      Interest and income taxes                            35.6        35.2
                                                      __________  __________
  Net cash flows from operating activities             (1,861.2)   (1,800.0)
                                                      __________  __________
Cash flows from investing activities:
  Sale of property, plant and equipment                    15.0         3.6
  Additions to property, plant and equipment             (155.9)     (133.4)
  (Increase)decrease in investment in affiliates            0.3       (25.6)
  Decrease in notes receivable-Monfort Finance
   Company                                                  9.5        18.4
  Other items                                              (2.9)      (19.5)
                                                      __________  __________
  Net cash flows from investing activities               (134.0)     (156.5)
                                                      __________  __________
Cash flows from financing activities:
  Net short term borrowings                             2,223.1     1,829.3
  Proceeds from issuance of long-term debt                   -        310.5
  Decrease in accounts receivable sold                   (100.0)      (85.0)
  Proceeds from exercise of employee stock
   options                                                  4.4         8.9
  Cash dividends paid                                     (82.7)      (74.6)
  Repayment of long-term debt                            (120.4)      (89.8)
  Treasury stock purchases                               (105.4)       (1.8)
  ConAgra Employee Equity Fund stock transactions           8.9      (127.6)
  Other items, primarily reduction of other
   noncurrent liabilities                                 (14.4)      (21.5)
                                                      __________  __________
  Net cash flows from financing activities              1,813.5     1,748.4
                                                      __________  __________
Net decrease in cash & cash equivalents                  (181.7)     (208.1)
Cash and cash equivalents at beginning of year            257.0       354.8
                                                      __________  __________
Cash and cash equivalents at end of period           $     75.3 $     146.7
                                                      __________  __________
                                                      __________  __________


The accompanying notes are an integral part of the consolidated financial statements.

               CONAGRA, INC. AND SUBSIDIARIES

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                    NOVEMBER 28, 1993


(1) The information furnished herein relating to interim periods has not been examined by independent Certified Public Accountants. In the opinion of management, all adjustments necessary for a fair statement of the results for the periods covered have been included. All such adjustments are of a normal recurring nature. The accounting policies followed by the Company, and additional footnotes, are set forth in the financial statements included in the Company's 1993 annual report, which report was incorporated by reference in Form 10-K for the fiscal year ended May 30, 1993.

(2)   The composition of inventories is as follows (in
      millions):
                                  NOV 28,   MAY 30,   NOV 29,
                                    1993      1993      1992
                                  ________  ________  ________
      Hedged commodities        $ 1,127.3 $   656.5 $ 1,108.6
      Food products and livestock 1,301.3   1,120.2   1,307.6
      Agricultural chemicals,
       fertilizer and feed          399.2     146.1     347.5
      Retail merchandise            170.7     170.1     156.1
      Other, principally
       ingredients and supplies     520.7     346.3     421.9
                                  ________  ________  ________
                                $ 3,519.2 $ 2,439.2 $ 3,341.7
                                  ________  ________  ________
                                  ________  ________  ________

(3) At November 28, 1993 the Company had equity interests in Saprogal (100%), Sapropor (92%) and Trident Seafoods Corporation (50%). During the second quarter of fiscal 1994, ConAgra increased its equity interest in Australia Meat Holdings Pty. Ltd. (AMH) from 50 percent to approximately 90 percent. The purchase price of this additional interest was approximately $60 million. Because the transaction was effective as of the beginning of fiscal 1994, fiscal 1994's second quarter results include AMH's first half results on a consolidated basis and a reversal of AMH's first quarter contribution to equity in earnings of affiliates. (The reversal accounts for the substantial drop in fiscal 1994 second half and first half equity in earnings of affiliates.)

      The summary financial information of these companies and certain other individually insignificant businesses, at and for each of the periods presented, is set forth below and includes amounts since date of acquisition of each respective equity interest:

                                NOV 28,   MAY 30,   NOV 29,
                                  1993      1993      1992
                                ________  ________  ________
      Current assets          $   521.7 $   619.9 $   728.2
      Noncurrent assets           468.7     612.8     574.4
                                ________  ________  ________
        Total assets              990.4   1,232.7   1,302.6
                                ________  ________  ________
      Current liabilities         407.5     454.6     572.8
      Noncurrent liabilities      198.7     281.6     267.8
                                ________  ________  ________
        Total liabilities         606.2     736.2     840.6
                                ________  ________  ________
      Net assets              $   384.2 $   496.5 $   462.0
                                ________  ________  ________
                                ________  ________  ________

      ConAgra's investment    $   239.3 $   306.1 $   297.7
                                ________  ________  ________
                                ________  ________  ________

                          THIRTEEN           TWENTY-SIX
                         WEEKS ENDED         WEEKS ENDED
                      NOV 28,   NOV 29,   NOV 28,   NOV 29,
                        1993      1992      1993      1992
                      ________  ________  ________  ________
      Net sales     $   136.8 $   723.0 $   857.0 $ 1,470.4

      Net income         (7.5)     13.7       2.0      22.9

      ConAgra's equity
       in earnings       (1.6)      8.2       3.5      14.2

(4) Following is a condensed statement of common stockholders' equity (in millions):

<captions>
                                                                           Unearned
                                Add'l                 Foreign              Restricted
                    Common     Paid-In    Retained     Curr   Treasury       & EEF
                     Stock     Capital    Earnings Trns Adj       Stock      Stock       Total
                   _________  _________   _________  _________  _________  _________   _________
Balance 5/30/93  $  1,261.3 $    267.1  $  1,167.0 $    (14.6)$    (12.7)$   (613.6) $  2,054.5


Shares issued in
 connection with
 employee stock
 option and
 incentive plans        0.7       (7.6)                             (3.2)      17.5         7.4

Shares issued in
 connection with
 acquisitions           0.2        0.4                                                      0.6

Treasury stock
 purchases                                                        (105.4)                (105.4)
Other share
 activity
 associated with
 Employee Equity
 Fund                             51.6                                        (42.7)        8.9
Foreign currency
 translation
 adjustment                                             (22.2)                            (22.2)

Cash dividends
 declared                                    (88.4)                                       (88.4)

Net income                                   201.6                                        201.6
                   _________  _________   _________  _________  _________  _________   _________
Balance 11/28/93 $  1,262.2 $    311.5  $  1,280.2 $    (36.8)$   (121.3)$   (638.8) $  2,057.0
                   _________  _________   _________  _________  _________  _________   _________
                   _________  _________   _________  _________  _________  _________   _________

[TEXT]

(5) With respect to operations of the Company excluding the transaction discussed below, there was no litigation at November 28, 1993 which, in the opinion of management, would have a material adverse effect on the financial position of the Company.

      On August 14, 1990, ConAgra acquired Beatrice Company. The Beatrice businesses and its former subsidiaries (the "Subsidiaries") are engaged in various litigation proceedings incident to their respective businesses and in various environmental and other matters. Beatrice and various of its Subsidiaries have agreed to indemnify divested businesses or the purchasers thereof for various legal proceedings and tax matters. The federal income tax returns of Beatrice and its predecessors for the fiscal years ended 1985 through 1987 have been audited by the Internal Revenue Service and a report has been issued. The findings contained in the examining agent's report have been timely protested and negotiations with the Appellate Division of the Internal Revenue Service are underway in an attempt to resolve
      disputed items.   Disputed items being negotiated with
      the Appellate Division of the Internal Revenue Service include proposed deficiencies relating to previously filed carryback claims to fiscal years ended prior to 1985 (principally fiscal years ended 1982 through 1984). Additionally, the federal income tax returns of Norton Simon, Inc. ("NSI"), have been audited by the Internal Revenue Service for the fiscal years ended 1982 and 1983 and a report has been issued. The findings contained in the examining agent's report have been timely protested and negotiations with the Appellate Division of the Internal Revenue Service are underway in an attempt to resolve disputed items. Various state tax authorities are also examining tax returns of Beatrice and its predecessors for prior taxable years, including, in the case of one state, years back to fiscal 1978. It is expected that additional claims will be asserted for additional taxes. It is not possible at this time to determine the ultimate liabilities that may arise from these matters which at any given point in time will be at various stages of administrative and legal proceedings and will aggregate hundreds of millions of dollars. Substantial reserves for these matters have been established and are reflected as liabilities on the Subsidiaries' balance sheets. The liabilities include accrued interest on the tax claims. After taking into account liabilities that have been recorded and payments made, management is of the opinion that the ultimate disposition of the above matters will not have a material adverse effect on ConAgra's financial condition, results of operations or liquidity.

(6) Earnings per common and common equivalent share are calculated on the basis of the weighted average outstanding common shares and, when applicable, those outstanding options which are dilutive and after giving effect to the preferred stock dividend requirements. Fully diluted earnings per share did not differ significantly from primary earnings per share in any period presented.

(7) On December 3, 1993, the board of directors of the Company declared a quarterly common stock cash dividend of 18 cents per share payable March 1, 1994 to stockholders of record February 4, 1994.

(8) In the fourth quarter of 1993, the Company adopted, effective June 1, 1992, the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Provisions of the statement, and its effect on the Company, are set forth in the accounting policies and additional footnotes 16 and 19 in the financial statements included in the Company's 1993 annual report, which report was incorporated by reference in Form 10-K for the fiscal year ended May 30, 1993. Fiscal 1993 quarterly results have been restated to reflect this effect.

            CONAGRA, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and operating results for the periods included in the accompanying consolidated condensed financial statements. Results for the fiscal
1994 second quarter and first half are not necessarily indicative of results which may be attained in the future.

               FINANCIAL CONDITION

During the first half of fiscal 1994, the Company's capital investment (working capital plus noncurrent assets) decreased $36.0 million. Working capital decreased $51.8 million and noncurrent assets increased $15.8 million. The decrease in working capital resulted from an increase in notes payable and was primarily due to the purchase of property, plant and equipment, treasury stock and the additional interest in AMH (see Note 3).

The Company's objective is that senior long-term debt normally will not exceed 30 percent of total long-term debt plus equity. At November 28, 1993, senior long-term debt was 30 percent of total long-term debt plus equity compared to 30 percent at May 30, 1993 and 33 percent at November 29, 1992.

               OPERATING RESULTS

A summary of the period to period increases(decreases) in the principal components of operations is shown below
(dollars in millions, except per share amounts).

                               COMPARISON OF THE PERIODS ENDED
                              NOV. 28, 1993 & NOV. 29, 1992
                             THIRTEEN WEEKS  TWENTY-SIX WEEKS
                             DOLLARS     %   DOLLARS     %
                             ________________________________

Net sales                      790.7    14.2   962.1     8.7

Cost of goods sold             758.0    15.9   933.0     9.7

Gross profit                    32.7     4.1    29.1     2.0

Selling, administrative
 and general expense            14.5     2.8    20.3     2.0

Interest expense, net           (7.7)  (10.6)  (14.7)  (10.3)

Income before equity in
 earnings of affiliates and
 income taxes                   25.9    12.9    23.5     7.6

Equity in earnings of
 affiliates (See Note 3)        (9.8)    NM    (10.7)  (75.4)

Income before income taxes
 and cumulative effect of
 change in accounting
 principle                      16.1     7.7    12.8     4.0

Income taxes                     9.7    11.9     8.5     6.8

Net income before
 cumulative effect of change
 in accounting principle         6.4     5.0     4.3     2.2

Earnings per common and common
 equivalent share before
 change in accounting
 principle                      0.04     7.7    0.04     5.1


The acquisition of the additional equity interest in AMH during the second quarter of fiscal 1994 (see Note 3), and the resulting consolidation of previously unconsolidated accounts, was the primary source of increased sales and expenses during the Company's second quarter and first half. Also contributing to sales and expenses during the second quarter and first half were increases in the crop protection chemical and red meat businesses, and the acquisition, after last year's first quarter, of National
Foods.

In the Company's largest industry segment, Prepared Foods, operating profit increased in fiscal 1994's second quarter and first half.

Poultry products operating profit increased in the second quarter and first half as better margins and earnings in chicken products overshadowed a downturn in turkey products earnings. The Australian and U.S. beef processing businesses paced a second quarter gain in fresh red meat earnings; first half earnings were down due to lower first quarter margins in the U.S. beef business.

Hunt-Wesson's operating profit was up in the second quarter and down in the first half. The diversified products businesses enjoyed second quarter and first half earnings gains, led by profit growth in the Lamb-Weston potato processing business and Golden Valley microwave foods business.

In the consumer frozen foods business, second quarter operating profit was down versus last year but first half earnings were up. Branded packaged meats earnings were down in the second quarter and flat in the first half.

In the Company's Trading and Processing industry segment, operating profit was up in the second quarter and down in the first half. Earnings were up in both periods in the grain processing and edible bean businesses and down in the grain merchandising and wool businesses.

In the Company's Agri-Products segment, operating profit decreased in the second quarter and first half. Earnings in the crop protection chemical and fertilizer businesses were up in the second quarter and down in the first half.
Specialty retailing earnings decreased in both periods.

Operating profit is based on net sales less all identifiable operating expenses and includes the related equity in earnings of companies included on the basis of the equity method of accounting. General corporate expense, interest expense (except financial businesses) and income taxes are excluded from segment operations.
For financial businesses, operating profit includes the effect of interest, which is a large element of their operating costs.

The Company increased its interest in AMH (see Note 3) from 50 percent to approximately 90 percent at the end of fiscal 1994's second quarter. Because the transaction was effective as of the beginning of the fiscal year, fiscal
1994 second quarter results include AMH's first half results on a consolidated basis and a reversal of AMH's first quarter contribution to equity in earnings of affiliates.

The reversal accounts for the substantial drop in fiscal
1994 second quarter and first half equity in earnings of affiliates. Lower equity in earnings of affiliates was the major reason why the Company's effective income tax rate increased about one perentage point to 40 percent in fiscal 1994's first half versus 39 percent in last year's first half.

Weighted average shares outstanding decreased in fiscal
1994's second quarter and first half as a consequence of share repurchase programs last year and this year.

In the fourth quarter of 1993, the Company adopted the provisions of Statement of Financial Accounting Standards
No. 106, "Employers' Accounting for Postretirement
Benefits Other Than Pensions." As provided therein, financial statements for the first half and second quarter of fiscal 1993 have been restated to reflect adoption, effective June 1, 1992. Provisions of the statement, and its effect on the Company, are set forth in the accounting policies and additional footnotes 16 and 19 in the financial statements included in the Company's 1993 annual report, which report was incorporated by reference in Form
10-K for the fiscal year ended May 30, 1993.








                            CONAGRA, INC. AND SUBSIDIARIES
                             PART II - OTHER INFORMATION


          ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               ConAgra's annual meeting of stockholders was held on September 23, 1993. The stockholders elected four directors to serve three-year terms and also ratified the appointment of Deloitte & Touche to examine ConAgra's financial statements for the fiscal year ending May 29, 1994. Voting on these items was as following:

               1.   ELECTION OF DIRECTORS.
                                                  FOR       WITHHELD

                    Ronald W. Roskens        213,515,418    2,765,816
                    Frederick B. Wells       214,344,740    1,936,494
                    Thomas R. Williams       214,624,279    1,656,955
                    Clayton K. Yeutter       214,105,645    2,175,589

               2.   RATIFICATION OF ACCOUNTANTS

                    FOR:                213,656,816
                    AGAINST:              1,008,828
                    ABSTAIN:              1,615,589
                    BROKER/NON-VOTES:             0

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

                    (A)  EXHIBITS.

                         A    -    Statement regarding computation on ratio
                                   of earnings to fixed charges, and ratio of earnings to combined fixed charges and preferred dividends.

                    (B)  REPORTS ON FORM 8-K.

                         ConAgra did not file any reports on Form 8-K during the fiscal quarter ended November 28, 1993.

                                             CONAGRA, INC.

                                                 STEPHEN L. KEY
                                             By:________________________
                                                Stephen L. Key
                                                Executive Vice President and
                                                  Chief Financial Officer

                                                 DWIGHT J. GOSLEE
                                             By:________________________
                                                Dwight J. Goslee
                                                Vice President, Controller

          Dated this 11th day of January, 1994.

                                    EXHIBIT INDEX


          EXHIBIT        DESCRIPTION                                  PAGE

             A           Statement regarding computation
                         of ratio of earnings to fixed
                         charges, and ratio of earnings
                         to combined fixed charges and
                         preferred dividends..........................