Form 10-Q
period 1994-02-27
CONAGRA INC /DE/
filed 1994-04-08
CIK 23217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                               FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended February 27, 1994

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

Yes   X               No
   _______               _______

Number of shares outstanding of issuer's common stock, as of March 27, 1994 was 248,036,180.

                   PART I - FINANCIAL INFORMATION

                   CONAGRA, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS

                       (Dollars in Millions)


                                           FEB 27,     MAY 30,     FEB 28,
                                             1994        1993        1993
                                          __________  __________  __________
ASSETS
Current assets:
  Cash and cash equivalents             $      76.2 $     257.0 $      99.2
  Receivables, less allowance for
   doubtful accounts of $61.5, $47.5
   and $58.9                                2,293.8     1,421.4     1,701.0
  Margin deposits and segregated
   funds                                      321.2       190.0       222.6
  Inventory:
    Hedged commodities                        978.2       656.5       968.3
    Other                                   2,363.7     1,782.7     2,191.2
                                          __________  __________  __________
      Total inventory                       3,341.9     2,439.2     3,159.5
  Prepaid expenses                            208.8       179.1       188.4
                                          __________  __________  __________
      Total current assets                  6,241.9     4,486.7     5,370.7
                                          __________  __________  __________
Other assets:
  Investments in affiliates                   240.0       306.1       304.3
  Sundry investments, deposits
   and other noncurrent assets                129.3       137.4       223.0
                                          __________  __________  __________
      Total other assets                      369.3       443.5       527.3
                                          __________  __________  __________
Property, plant and equipment
 at cost, less accumulated
 depreciation of $1509.4, $1330.8
 and $1277.2                                2,524.8     2,388.2     2,314.8

Brands, trademarks and goodwill, at
 cost less accumulated amortization         2,645.7     2,670.3     2,691.7
                                          __________  __________  __________
                                        $  11,781.7 $   9,988.7 $  10,904.5
                                          __________  __________  __________
                                          __________  __________  __________


The accompanying notes are an integral part of the consolidated financial statements.

                     CONAGRA, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS

                         (Dollars in Millions)


                                           FEB 27,     MAY 30,     FEB 28,
                                             1994        1993        1993
                                          __________  __________  __________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                         $   2,629.7 $     570.2 $   1,943.7
  Current installments of
   long-term debt                             107.6       139.9       134.5
  Accounts payable                          1,509.2     1,459.6     1,327.0
  Advances on sales                           198.3       663.5       267.3
  Payable to customers, clearing
   associations, etc.                         397.7       270.9       244.3
  Other accrued liabilities                 1,234.6     1,168.5     1,152.7
                                          __________  __________  __________
    Total current liabilities               6,077.1     4,272.6     5,069.5
                                          __________  __________  __________
Senior long-term debt, excluding
 current installments                       1,308.4     1,393.2     1,553.2

Other noncurrent liabilities                1,145.5     1,146.5     1,149.0

Subordinated debt                             766.0       766.0       766.0

Preferred shares subject to
 mandatory redemption                         355.6       355.9       355.9

Common stockholders' equity:
  Common stock of $5 par value,
   authorized 1,200,000,000 shares,
   issued 252,540,456, 252,256,807
   and 252,096,519                          1,262.7     1,261.3     1,260.5

  Additional paid-in capital                  297.9       267.1       331.7

  Retained earnings                         1,337.5     1,167.0     1,105.9

  Foreign currency translation
   adjustment                                 (31.2)      (14.6)       (9.1)

  Less treasury stock, at cost, common
   shares 4,504,620, 546,762 and 400,878     (116.6)      (12.7)      (10.5)
                                          __________  __________  __________
                                            2,750.3     2,668.1     2,678.5
  Less unearned restricted stock and
   value of 22,537,094, 23,889,777 and
   23,353,429 common shares held in EEF      (621.2)     (613.6)     (667.6)
                                          __________  __________  __________
    Total common stockholders' equity       2,129.1     2,054.5     2,010.9
                                          __________  __________  __________

                                        $  11,781.7 $   9,988.7 $  10,904.5
                                          __________  __________  __________
                                          __________  __________  __________



The accompanying notes are an integral part of the consolidated financial statements.

                  CONAGRA, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS

    (Dollars and shares in millions except per share amounts)


                                                   THIRTEEN WEEKS ENDED
                                                    FEB 27,     FEB 28,
                                                      1994        1993
                                                   __________  __________

Net sales                                        $   5,581.3 $   5,060.4
                                                   __________  __________
Costs and expenses:
  Cost of goods sold                                 4,825.4     4,358.4
  Selling, administrative and
   general expenses                                    518.8       503.0
  Interest expense, net                                 67.1        62.3
                                                   __________  __________
                                                     5,411.3     4,923.7
                                                   __________  __________
Income before equity in earnings of
 affiliates and income taxes                           170.0       136.7
Equity in earnings of affiliates                         1.1         4.7
                                                   __________  __________
Income before income taxes                             171.1       141.4
Income taxes                                            67.4        50.3
                                                   __________  __________
Net income                                             103.7        91.1
Less preferred dividends                                 6.0         6.0
                                                   __________  __________
Net income available for common stock            $      97.7 $      85.1
                                                   __________  __________
                                                   __________  __________


Earnings per common and common
 equivalent share                                $      0.43 $      0.37
                                                   __________  __________
                                                   __________  __________




Weighted average number of common
 and common equivalent shares
 outstanding                                           227.3       231.6
                                                   __________  __________
                                                   __________  __________




Cash dividends declared per common
 share                                           $     0.180 $     0.155
                                                   __________  __________
                                                   __________  __________


The accompanying notes are an integral part of the consolidated financial statements.

                  CONAGRA, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS

    (Dollars and shares in millions except per share amounts)



                                                 THIRTY-NINE WEEKS ENDED
                                                    FEB 27,     FEB 28,
                                                      1994        1993
                                                   __________  __________

Net sales                                        $  17,623.8 $  16,140.8
                                                   __________  __________
Costs and expenses:
  Cost of goods sold                                15,380.9    13,980.9
  Selling, administrative and
   general expenses                                  1,545.7     1,509.6
  Interest expense, net                                194.7       204.6
                                                   __________  __________
                                                    17,121.3    15,695.1
                                                   __________  __________
Income before equity in earnings of
 affiliates, income taxes and
 cumulative effect of change in
 accounting principle                                  502.5       445.7
Equity in earnings of affiliates                         4.6        18.9
                                                   __________  __________
Income before income taxes and
 cumulative effect of change in
 accounting principle                                  507.1       464.6
Income taxes                                           201.8       176.2
                                                   __________  __________
Net income before cumulative effect
 of change in accounting principle                     305.3       288.4
Cumulative effect of change in
 accounting for nonpension
 postretirement benefits (net of taxes
 of $74.2)                                                -       (121.2)
                                                   __________  __________
Net income                                             305.3       167.2
Less preferred dividends                                18.0        18.0
                                                   __________  __________
Net income available for common stock            $     287.3 $     149.2
                                                   __________  __________
                                                   __________  __________


Earnings per common and common
 equivalent share:
  Before change in accounting principle          $      1.26 $      1.16
  Cumulative effect of change in
   accounting for nonpension
   postretirement benefits                                -        (0.52)
                                                   __________  __________
  Net income                                     $      1.26 $      0.64
                                                   __________  __________
                                                   __________  __________


Weighted average number of common
 and common equivalent shares
 outstanding                                           228.7       234.0
                                                   __________  __________
                                                   __________  __________


Cash dividends declared per common
  share                                          $     0.515 $     0.445
                                                   __________  __________
                                                   __________  __________


The accompanying notes are an integral part of the consolidated financial statements.

                      CONAGRA, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in Millions)


                                                     THIRTY-NINE WEEKS ENDED
                                                       FEB 27,     FEB 28,
Decrease in Cash and Cash Equivalents                    1994        1993
                                                      __________  __________
Cash flows from operating activities:
  Net income                                         $    305.3 $     167.2
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and other amortization                   217.7       204.8
    Goodwill amortization                                  55.0        54.5
    Provision for deferred income taxes                      -        (74.3)
    Provision for losses on accounts receivable            20.6        18.9
    Undistributed earnings of affiliates                   (4.6)      (18.9)
    Issuance of common stock in connection with
     management incentive plans                             4.6         5.8
    Provision for nonpension postretirement benefits       15.0       207.0
    Other noncash items, primarily interest                 2.2        13.4
    Change in assets and liabilities before
     effects from business acquisitions:
      Accounts receivable                                (893.3)     (317.7)
      Inventory                                          (819.5)     (709.8)
      Prepaid expenses                                    (20.7)      (13.8)
      Accounts payable and accrued expenses              (404.4)     (841.8)
      Interest and income taxes                            51.7        58.2
                                                      __________  __________
  Net cash flows from operating activities             (1,470.4)   (1,246.5)
                                                      __________  __________
Cash flows from investing activities:
  Sale of property, plant and equipment                    18.8         6.9
  Additions to property, plant and equipment             (249.4)     (206.5)
  Increase in investment in affiliates                     (0.9)      (29.3)
  Decrease in notes receivable-Monfort Finance
   Company                                                 26.8        12.8
  Other items                                              (6.6)      (31.9)
                                                      __________  __________
  Net cash flows from investing activities               (211.3)     (248.0)
                                                      __________  __________
Cash flows from financing activities:
  Net short term borrowings                             2,019.6     1,560.7
  Proceeds from issuance of long-term debt                  4.0       360.5
  Decrease in accounts receivable sold                   (100.0)      (85.0)
  Proceeds from exercise of employee stock
   options                                                  5.9        18.3
  Cash dividends paid                                    (129.4)     (117.7)
  Repayment of long-term debt                            (185.6)     (127.5)
  Treasury stock purchases                               (105.4)       (4.0)
  ConAgra Employee Equity Fund stock transactions           8.9      (331.4)
  Other items, primarily reduction of other
   noncurrent liabilities                                 (17.1)      (35.0)
                                                      __________  __________
  Net cash flows from financing activities              1,500.9     1,238.9
                                                      __________  __________
Net decrease in cash & cash equivalents                  (180.8)     (255.6)
Cash and cash equivalents at beginning of year            257.0       354.8
                                                      __________  __________
Cash and cash equivalents at end of period           $     76.2 $      99.2
                                                      __________  __________
                                                      __________  __________


The accompanying notes are an integral part of the consolidated financial statements.

               CONAGRA, INC. AND SUBSIDIARIES

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                    FEBRUARY 27, 1994


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

(2)   The composition of inventories is as follows (in
      millions):
                                   FEB 27,   MAY 30,   FEB 28,
                                     1994      1993      1993
                                  ________  ________  ________
      Hedged commodities         $   978.2 $   656.5 $   968.3
      Food products and livestock  1,275.4   1,120.2   1,256.1
      Agricultural chemicals,
       fertilizer and feed           390.8     146.1     328.7
      Retail merchandise             167.6     170.1     164.0
      Other, principally
       ingredients and supplies      529.9     346.3     442.4
                                   ________  ________  ________
                                 $ 3,341.9 $ 2,439.2 $ 3,159.5
                                   ________  ________  ________
                                   ________  ________  ________

(3) At February 27, 1994, the Company had equity interests in Saprogal (100%), Sapropor (92%) and Trident Seafoods Corporation (50%). During the second quarter of fiscal 1994, ConAgra increased its equity interest in Australia Meat Holdings Pty. Ltd. (AMH) from 50 percent to approximately 90 percent. The purchase price of this additional interest was approximately $60 million. The transaction was effective as of the beginning of fiscal 1994, accounting for the substantial drop in fiscal 1994 first nine months equity in earnings of and investment in affiliates.

      The summary financial information of these companies and certain other individually insignificant businesses, at and for each of the periods presented, is set forth below and includes amounts since date of acquisition of each respective equity interest:

                                FEB 27,   MAY 30,   FEB 28,
                                  1994      1993      1993
                                ________  ________  ________
      Current assets          $   484.4 $   619.9 $   702.0
      Noncurrent assets           473.2     612.8     576.7
                                ________  ________  ________
        Total assets              957.6   1,232.7   1,278.7
                                ________  ________  ________
      Current liabilities         382.9     454.6     526.0
      Noncurrent liabilities      193.9     281.6     263.5
                                ________  ________  ________
        Total liabilities         576.8     736.2     789.5
                                ________  ________  ________
      Net assets              $   380.8 $   496.5 $   489.2
                                ________  ________  ________
                                ________  ________  ________

      ConAgra's investment    $   240.0 $   306.1 $   304.3
                                ________  ________  ________
                                ________  ________  ________

                          THIRTEEN           THIRTY-NINE
                         WEEKS ENDED         WEEKS ENDED
                      FEB 27,   FEB 28,   FEB 27,   FEB 28,
                        1994      1993      1994      1993
                      ________  ________  ________  ________
      Net sales     $   420.3 $   884.0 $ 1,277.3 $ 2,354.4

      Net income          1.6       9.0       3.6      32.7

      ConAgra's equity
       in earnings        1.1       4.7       4.6      18.9

(4) Following is a condensed statement of common stockholders' equity (in millions):

<captions>
                                                                           Unearned
                                Add'l                 Foreign              Restricted
                    Common     Paid-In    Retained     Curr   Treasury       & EEF
                     Stock     Capital    Earnings Trns Adj       Stock      Stock       Total
                   _________  _________   _________  _________  _________  _________   _________
Balance 5/30/93  $  1,261.3 $    267.1  $  1,167.0 $    (14.6)$    (12.7)$   (613.6) $  2,054.5


Shares issued in
 connection with
 employee stock
 option and
 incentive plans        0.8      (10.3)                             (4.1)      24.1        10.5

Shares issued in
 connection with
 acquisitions           0.6        0.5                               5.6                    6.7

Treasury stock
 purchases                                                        (105.4)                (105.4)
Other share
 activity
 associated with
 Employee Equity
 Fund                             40.6                                        (31.7)        8.9
Foreign currency
 translation
 adjustment                                             (16.6)                            (16.6)

Cash dividends
 declared                                   (134.8)                                      (134.8)

Net income                                   305.3                                        305.3
                   _________  _________   _________  _________  _________  _________   _________
Balance 2/27/94  $  1,262.7 $    297.9  $  1,337.5 $    (31.2)$   (116.6)$   (621.2) $  2,129.1
                   _________  _________   _________  _________  _________  _________   _________
                   _________  _________   _________  _________  _________  _________   _________

[TEXT]

(5) With respect to operations of the Company excluding the transaction discussed below, there was no litigation at February 27, 1994 which, in the opinion of management, would have a material adverse effect on the financial position of the Company.

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

(7) In the fourth quarter of 1993, the Company adopted, effective June 1, 1992, the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Provisions of the statement, and its effect on the Company, are set forth in the accounting policies and additional footnotes 16 and 19 in the financial statements included in the Company's 1993 annual report, which report was incorporated by reference in Form 10-K for the fiscal year ended May 30, 1993. Fiscal 1993 quarterly results have been restated to reflect this effect.

            CONAGRA, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and operating results for the periods included in the accompanying consolidated condensed financial statements. Results for the fiscal
1994 third quarter and first nine months are not necessarily indicative of results which may be attained in the future.

               FINANCIAL CONDITION

During the first nine months of fiscal 1994, the Company's capital investment (working capital plus noncurrent assets) decreased $11.5 million. Working capital decreased $49.3 million and noncurrent assets increased $37.8 million. The decrease in working capital resulted from an increase in notes payable and was primarily due to the purchase of property, plant and equipment, treasury stock and the additional interest in AMH (see Note 3).

The Company's objective is that senior long-term debt normally will not exceed 30 percent of total long-term debt plus equity. At February 27, 1994, senior long-term debt was 29 percent of total long-term debt plus equity compared to 30 percent at May 30, 1993 and 33 percent at February 28, 1993.

               OPERATING RESULTS

A summary of the period to period increases(decreases) in the principal components of operations is shown below
(dollars in millions, except per share amounts).

                               COMPARISON OF THE PERIODS ENDED
                              FEB. 27, 1994 & FEB. 28, 1993
                             THIRTEEN WEEKS  THIRTY-NINE WEEKS
                             DOLLARS     %   DOLLARS     %
                             ________________________________

Net sales                      520.9    10.3 1,483.0     9.2

Cost of goods sold             467.0    10.7 1,400.0    10.0

Gross profit                    53.9     7.7    83.0     3.8

Selling, administrative
 and general expense            15.8     3.1    36.1     2.4

Interest expense, net            4.8     7.7    (9.9)   (4.8)

Income before equity in
 earnings of affiliates and
 income taxes                   33.3    24.4    56.8    12.7

Equity in earnings of
 affiliates (See Note 3)        (3.6)  (76.6)  (14.3)  (75.7)

Income before income taxes
 and cumulative effect of
 change in accounting
 principle                      29.7    21.0    42.5     9.1

Income taxes                    17.1    34.0    25.6    14.5

Net income before
 cumulative effect of change
 in accounting principle        12.6    13.8    16.9     5.9

Earnings per common and common
 equivalent share before
 change in accounting
 principle                      0.06    16.2    0.10     8.6


The acquisition of the additional equity interest in AMH during the second quarter of fiscal 1994 (see Note 3) was the primary source of increased sales and expenses during the Company's third quarter and first nine months. Other sources of increased sales and expenses during the third quarter and first nine months included the crop protection chemical and red meat businesses, and the acquisition, after last year's second quarter, of National Foods.

In the Company's largest industry segment, Prepared Foods, operating profit increased in fiscal 1994's third quarter and first nine months.

The consumer frozen foods business reported third quarter and nine month earnings growth with unit volume gains and profit improvement in the Healthy Choice product line.
Helped by unit volume growth in the third quarter, Hunt-Wesson's operating profit increased in the quarter and first nine months.

Branded packaged meats operating profit rose in the third quarter and was ahead of last year through the first nine months. The diversified products businesses reported third quarter and nine month earnings gains, led by profit growth in the Lamb-Weston potato processing business.

Improvement in pork and beef products margins pushed fresh red meat third quarter and nine month operating profit ahead of last year's results.

Operating profit was down in chicken and turkey products in the third quarter. Through nine months, total poultry products operating profit was up as first half results in chicken products more than offset a downturn in turkey products.

In the Company's Trading and Processing industry segment, operating profit decreased in the third quarter and was down through nine months. Grain processing operating profit increased in both periods. Operating profit in the trading businesses and offshore operating businesses was down in both periods.

In the Company's Agri-Products segment, operating profit decreased in the third quarter and first nine months. The largest Agri-Products business, crop protection chemicals, increased third quarter operating profit but was down through nine months. Fertilizer operating profit was up in both periods, and specialty retailing earnings were down in both periods.

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

The Company increased its interest in AMH (see Note 3) from 50 percent to approximately 90 percent at the end of fiscal 1994's second quarter effective at the beginning of the fiscal year. Consolidating AMH's results this year contributed to the third quarter and nine month drop in equity in earnings of affiliates versus fiscal 1993 when ConAgra's share of AMH's earnings was included in equity in earnings of affiliates. AMH also was a source of the net sales increase in fiscal 1994's third quarter and first nine months and a contributor to nine month operating profit growth.

Lower equity in earnings of affiliates also was a cause of the increase in ConAgra's nine month effective tax rate from 37.9 percent in fiscal 1993 to 39.8 percent in fiscal
1994. Weighted average shares outstanding decreased in fiscal 1994's third quarter and first nine months as a consequence of share repurchase programs last year and this year.

In the fourth quarter of 1993, the Company adopted the provisions of Statement of Financial Accounting Standards
No. 106, "Employers' Accounting for Postretirement
Benefits Other Than Pensions." As provided therein, financial statements for the first nine months and third quarter of fiscal 1993 have been restated to reflect adoption, effective June 1, 1992. Provisions of the statement, and its effect on the Company, are set forth in the accounting policies and additional footnotes 16 and 19 in the financial statements included in the Company's 1993 annual report, which report was incorporated by reference in Form 10-K for the fiscal year ended May 30, 1993.

                 CONAGRA, INC. AND SUBSIDIARIES
                   PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (A)  EXHIBITS.

               10.1 - Employment Agreements between ConAgra and Albert J. Crosson, Leroy O. Lochmann and
                         James P. O'Donnell.

               12.1 - Statement regarding computation of ratio of earnings to fixed charges, and ratio of earnings to combined fixed charges and preferred dividends.


          (B)  REPORTS ON FORM 8-K.

               ConAgra did not file any reports on Form 8-K during the fiscal quarter ended February 27, 1994.

                                   CONAGRA, INC.


                                   By:  /s/ Stephen L. Key
                                      ____________________________
                                      Stephen L. Key
                                      Executive Vice President and
                                        Chief Financial Officer

                                   By:  /s/ Dwight J. Goslee
                                      ___________________________
                                      Dwight J. Goslee
                                      Vice President, Controller




Dated this 7th day of April, 1994.














                          EXHIBIT INDEX


EXHIBIT        DESCRIPTION                                  PAGE

10.1           Employment Agreements between ConAgra and
               Albert J. Crosson, Leroy O. Lochmann and
               James P. O'Donnell...........................

12.1           Statement regarding computation of
               ratio of earnings to fixed charges,
               and ratio of earnings to combined
               fixed charges and preferred
               dividends....................................