Form 10-K
period 1994-05-29
CONAGRA INC /DE/
filed 1994-08-26
CIK 23217

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                          FORM 10-K

(Mark      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
 One)          OF THE SECURITIES EXCHANGE ACT OF 1934
  X                       (FEE REQUIRED)

           For the fiscal year ended May 29, 1994

                             OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 For the transition period
from                             to


                 Commission File No. 1-7275

                        CONAGRA, INC.

     (Exact name of registrant, as specified in charter)

 A Delaware Corporation                  47-0248710
(State of Incorporation)                (I.R.S. Employer's
Number)

One ConAgra Drive
Omaha, Nebraska                          68102-5001
(Address of principal executive office) (Zip Code)

Registrant's telephone number,
including area code                     (402) 595-4000

Securities Registered Pursuant to Section 12 (b) of the Act:

                                        Name of Exchange on
Title of Each Class                       Which Registered
- -------------------                     -------------------
Common Stock, $5.00 par value           New York Stock
Exchange
Preferred Stock Class E,
  Series 1, $25 Par Value               New York Stock
Exchange

Securities Registered Pursuant to Section 12 (g) of the Act:
- -----------------------------------------------------------
Preferred Stock Class D, without par value

Indicate by check mark whether the Registrant (1) has filed
all reports required to be filed by Section 13 or 15 (d) of
the Securities Exchange Act of 1934 during the preceding 12
months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X   No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

At August 5, 1994, 248,114,962 common shares were outstanding. The aggregate market value of the voting stock (including common stock, $2.50 Class D Preferred Stock, and $25 Class E Preferred Stock) of ConAgra, Inc. held by non-affiliates on August 5, 1994 was approximately $7,856,362,302.

Documents incorporated by reference are listed on page 2.


             Documents Incorporated by Reference


1.   Portions of the Registrant's Annual Report to
Stockholders for the fiscal year ended May 29, 1994, are incorporated into Parts I, II and IV.

2. Portions of the Registrant's definitive Proxy Statement filed for Registrant's 1994 Annual Meeting of Stockholders are incorporated into Part III.


                           PART I

ITEM 1.  BUSINESS

a)   General Development of Business

     Nebraska Consolidated Mills Company, which was originally incorporated in Nebraska on September 29, 1919, changed its name to ConAgra, Inc. ("ConAgra" or the "Company") on February 25, 1971, and since December 5, 1975, has been incorporated in Delaware.

     The information set forth in Note 2 "Business
     Combinations" on page 40 of the Company's 1994 Annual
     Report to Stockholders is incorporated herein by reference.

b)   Financial Information About Industry Segments

     The Company's businesses are classified into three industry segments: Agri-Products, Trading and Processing, and Prepared Foods. The contributions of each industry segment to net sales and operating profit, and the identifiable assets attributable to each industry segment set forth in Note 18 "Business Segments" on page 47 of the Company's 1994 Annual Report to Stockholders are incorporated herein by reference.

c)   Narrative Description of Business

     The information set forth in the "Business Review" on pages 6 through 21 of the Company's 1994 Annual Report to
     Stockholders is incorporated herein by reference.

     The following comments pertain to the Company as a whole.

     ConAgra operates "across the food chain," from basic agricultural inputs to production and sale of branded consumer products. As a result, ConAgra uses many different raw materials, the bulk of which are commodities. Raw materials are generally available from several different sources and ConAgra presently believes that it can obtain these as needed.

     Commodities are subject to price fluctuations which create "price risk." Generally, it is ConAgra's intent to hedge commodities in order to mitigate this price risk. While this may tend to limit the Company's ability to participate in gains from commodity price fluctuations, it also tends to reduce the risk of loss from changes in commodity prices.

     Commodity price risk can be hedged by selling the end product at acceptable fixed prices to credit worthy customers, or by selling offsetting futures or options contracts on established commodity exchanges. The particular hedging methods employed by ConAgra depend on a number of factors, including availability of appropriate derivative contracts. At May 29, 1994, 25% of ConAgra's total inventory was classified as "Hedged Commodity Inventory."

     ConAgra's Board of Directors has established policies which limit the amount of unhedged commodity inventory permissible for each of ConAgra's independent operating companies. Processing company limits are expressed in terms of weeks of commodity usage. Trading businesses are generally limited to a dollar risk exposure stated in relation to equity capital.


ITEM 1. BUSINESS CONTINUED

c)   Narrative Description of Business (continued)

     ConAgra monitor's its commodity positions on a daily basis through the use of a company-wide computer system. This system compares commodity positions with unhedged commodity limits established for its independent operating companies. The Senior Vice President and Risk Officer monitors these positions and reports compliance to the Board of Directors. The Company's independent auditors also review compliance with this system and report annually to the Audit Committee of the Board of Directors. ConAgra's total unhedged positions were well below established corporate limits for each of the three fiscal years ended May 29, 1994.

     Each business is highly competitive. Many companies compete in one or more of the markets served by ConAgra, some of which have greater sales and assets than ConAgra.

     Quality control processes at principal manufacturing places emphasize applied research and technical services directed at product improvement and quality control. In addition, the Prepared Foods segment conducts research activities related to the development of new products.

     Many of ConAgra's facilities and products are subject to various laws and regulations administered by the United States Department of Agriculture, the Federal Food and Drug Administration, and other federal, state, local and foreign governmental agencies relating to the quality of products, sanitation, safety and environmental control. The Company believes that it complies with such laws and regulations in all material respects, and that continued compliance with such regulations will not have a material effect upon capital expenditures, earnings or the competitive position of the Company.

     ConAgra and its subsidiaries have more than 87,000 employees, primarily in the United States.

d)   Foreign Operations

     The information set forth in the "Business Review" on pages 6 through 21 of the Company's 1994 Annual Report to stockholders is incorporated herein by reference. The Company is not engaged in material operations in foreign countries, nor are material portions of sales or revenues derived from customers in foreign countries.


ITEM 2.  PROPERTIES

     The Company's corporate headquarters are located in Omaha, Nebraska. The headquarters and principal operating locations of each business are set forth on the following list of "ConAgra Locations".

     The Company maintains a number of distribution facilities, in addition to distribution facilities and warehouse space available at substantially all of its manufacturing facilities.

     Utilization of manufacturing capacity varies by type of product manufactured, plant and week. In general, ConAgra operates most of its manufacturing facilities in excess of 80% of standard industry capacity. Standards vary by industry from 40 hours per week to 144 hours per week.

     Most principal manufacturing facilities are held in fee. However, certain parcels of land, machinery and buildings, and substantially all of ConAgra's transportation equipment used in its processing and merchandising operations, including covered rail hopper cars and river barges, are leased.


                      ConAgra Locations


CONAGRA AGRI-PRODUCTS COMPANIES
Headquarters in Greeley, Colorado.

United Agri Products Companies
Headquarters in Greeley, Colorado.
Over 325 field sales, administration, warehouse, rail, formulation and joint venture locations in 44 states, Canada, United Kingdom, Mexico and Chile. Businesses are involved with crop protection products, seed, liquid and dry fertilizer operations and one terminal facility.

ConAgra Retail Companies
Headquarters in Grand Island, Nebraska.
One hundred-seven stores under the Country General, Wheelers, S&S, Sandvig's, Anfinson's, and Peavey Ranch and Home names in nine central states and California; Ninety-seven stores under the Northwest Fabrics and Crafts, and Rainbow Bay Crafts names operating in 25 states. Dyno Merchandising Corporation manufacturing and distribution facilities in Florida and Virginia. Eight stores under the Wheelers Town & Country and Security Feed & Seed names operating in Georgia and Florida.

CONAGRA DIVERSIFIED PRODUCTS COMPANIES
Headquarters in Edina, Minnesota

Arrow Industries, Inc.
Headquarters in Carrollton, Texas
Eight plants in Texas, Tennessee, Arkansas and Georgia; eight charcoal kilns in Texas, Oklahoma, Louisiana and Arkansas.

ConAgra Pet Products Company
Headquarters in Omaha, Nebraska.
Manufacturing operations and distribution centers in Nebraska, Virginia, and Canada.

ConAgra Shrimp Companies/Singleton Seafood Company
Headquarters in Tampa, Florida.
Main processing plant in Florida; waterfront unloading facilities and processing and freezing operations in Louisiana; sales offices in Florida and Louisiana.

     O'Donnell-Usen U.S.A.
     Headquarters in Tampa, Florida
     Processing facilities in Tampa, Florida.


Golden Valley Microwave Foods, Inc.
Headquarters in Edina, Minnesota.
Eight plants in Illinois, Indiana, Iowa, Minnesota, Ohio and Washington. Popcorn storage warehouse in Nebraska, product development facility in Eden Prairie, Minnesota and microwave packaging production facility in Maple Grove, Minnesota.

Lamb-Weston, Inc.
Headquarters in Kennewick, Washington.
Nine plants in Idaho, Oregon, Washington Minnesota and the
Netherlands. Product development facility in Richland, Washington. Export sales office in Portland, Oregon.

Trident Seafoods Corporation
(50-percent owned)
Headquarters in Seattle, Washington.
Five plants in Alaska and two in Washington. One catcher processor and seven floating processors in the Bering Sea and North Pacific Ocean.
Hyman Foods Limited
A processed meat plant in the United Kingdom.

CONAGRA GROCERY PRODUCTS COMPANIES

ConAgra Frozen Foods
Headquarters in Omaha, Nebraska.
Seven plants in Arkansas, Iowa, Missouri and Virginia. Two broiler growing and processing complexes in Arkansas. Product development facility in Omaha.

Hunt-Wesson, Inc.
Headquarters in Fullerton, California.
Product development facility in Fullerton.  Facilities include
21 manufacturing plants, 14 distribution and customer service centers and 38 grocery and foodservice sales offices in 24 states and Canada serving:

ConAgra Grocery Products Companies International

Hunt Foods Company

Hunt-Wesson Foodservice Sales Company

Hunt-Wesson Grocery Products Sales Company

Orville Redenbacher/Swiss Miss Foods Company

LaChoy/Rosarita Foods Company

Wesson/Peter Pan Foods Company

CONAGRA MEAT PRODUCTS COMPANIES
Headquarters in Downers Grove, Illinois.

Armour Swift-Eckrich
Headquarters in Downers Grove, Illinois.
Product development facility in Downers Grove and 28 plants in
20 states, processed meat plants in France, Portugal and
Panama, and a food distribution center in Puerto Rico, serving
- --

     Armour Swift-Eckrich Processed Meats Company

     Butterball Turkey Company

     National Foods, Inc.

ConAgra Consumer Direct
Headquarters in Burr Ridge, Illinois

Beatrice Cheese Company
Headquarters in Waukesha, Wisconsin.
Twenty facilities located in 12 states include natural and processed cheese manufacturing, direct and indirect retail and foodservice sales and cheese importing and aerosol.

Australia Meat Holdings
Headquarters in Dinmore, Australia
Fourteen plants and feedlots in Australia.

Cook Family Foods, Ltd.
Headquarters in Lincoln, Nebraska.
Two plants in Nebraska and Kentucky.

Monfort Pork Company
Headquarters in Greeley, Colorado.
Three plants in Iowa, Minnesota and Kentucky.

ConAgra Red Meat Companies
Headquarters in Greeley, Colorado.

     ConAgra Fresh Meats Company
     Headquarters in Greeley, Colorado.
     Three plants in Idaho, Nebraska and Alabama.

     E.A. Miller Inc.
     Headquarters in Hyrum, Utah.
     Processing facilities in Utah and a feedlot in Idaho.

     Mapelli Food Distribution Co.
     Headquarters in Greeley, Colorado.
     Forty-two sales and distribution branches in 26 states.

     Monfort Finance Company
     Headquarters in Greeley, Colorado.

     Monfort, Inc.
     Headquarters in Greeley, Colorado.
     Eleven plants in Colorado, Iowa, Kansas, Kentucky,
     Minnesota, Missouri, Nebraska and Texas. Three feedlots in Colorado.


CONAGRA POULTRY COMPANY
Headquarters in El Dorado, Arkansas.

ConAgra Broiler Company
Headquarters in El Dorado, Arkansas.
Ten broiler growing and processing divisions in Alabama, Arkansas, Delaware, Georgia, Louisiana, Maryland and Puerto
Rico.

Mott's & Foodservice
Headquarters in Birmingham, Alabama.
Two poultry processing plants in Kentucky and Mississippi.
Four further processing plants in Georgia, Alabama, Tennessee and Louisiana.

Professional Food Systems
Headquarters in El Dorado, Arkansas.
Twenty-three sales and distribution units in 13 states.

Country Skillet Catfish Company
Headquarters in Isola, Mississippi.
Processing operations (50-percent owned) in Isola and Belzoni, Mississippi.

ConAgra Asia-Pacific
Headquarters in Singapore.
Trading offices in Hong Kong, Singapore, Minneapolis and
Australia.

CONAGRA TRADING & PROCESSING COMPANIES
Headquarters in Omaha, Nebraska.

ConAgra Flour Milling Company
Headquarters in Omaha, Nebraska.
Twenty-six flour mills in 14 states.  Eight country elevators
in South Dakota.   Branded and private label flour, mixes and
cornmeal products produced at plants in Alabama, Colorado and Texas. Seven joint venture flour mills, three in the U.S. and four in Canada.

     ConAgra Feed Company
     Headquarters in Augusta, Georgia.
     Three feed mills in three states.

     ConAgra Feed Ingredient Merchandising Company
     Headquarters in Omaha, Nebraska.
     Merchandising offices in Arizona and Nebraska.
     Feed ingredient merchandising office in Omaha, Nebraska.
     Protein trading operation in Bremen, Germany.

Molinos de Puerto Rico
Headquarters in San Juan, Puerto Rico.
Three feed plants, a flour mill and a dry corn mill in Puerto
Rico.

ConAgra Europe
Headquarters in Brussels, Belgium
Poultry and animal feed plants in Portugal and Spain.

ConAgra Specialty Grain Products Company
Headquarters in Omaha, Nebraska.
Three oat mills and one dry corn mill in three states, Canada and the United Kingdom. Six barley malting facilities in Australia and one in the United Kingdom. One wheat flour tortilla processing plant in Nebraska. Corn processing operation in Bremen, Germany.

ConAgra Trading Companies
Headquarters in Minneapolis, Minnesota.
International trading offices in 15 countries, doing business as Blue Ribbon Energy Co., Camerican International, ConAgra Grain Companies, ConAgra International Fertilizer Co., ConAgra Wool Ltd., CTC, Peavey Grain Company and Petrosul. Wool processing plants and trading offices in Australia; a 20-state U.S. network of Peavey Grain merchandising offices and over 90 elevators plus river loading facilities, export elevators and barges; over 50 Klein-Berger Company facilities processing and packaging beans in nine states, South America and the United Kingdom and seven facilities processing dried fruit and nuts in California, The Netherlands and the United Kingdom; U.S. fertilizer sales office and six international trading offices; and Petrosul sulfur processing facilities in Canada.

Geldermann, Inc.
Headquarters in Chicago, Illinois.
More than 100 commodity futures brokerage offices, agencies and introducing brokers in the U.S., Canada and Europe.

United Specialty Food Ingredients Companies
Headquarters in Omaha, Nebraska.
Two dehydrated food ingredients plants and a research and development facility in Kentucky. A dehydrated food ingredients plant and animal feed ingredients plant in Minnesota. A spice plant and research and development facility in Illinois and seasonings plants in Massachusetts, Michigan and New Jersey, with support research and development facility in New Jersey. A flavorings plant in New Jersey. Food Ingredients distribution business headquartered in Iowa with distribution centers in Texas and Colorado. Four capsicum chili products plants located in California and New Mexico, with a research and development facility in California. A specialty marketing business headquartered in Wisconsin, with processed egg sales office in Mississippi, and food oils business headquartered in Texas.


ITEM 3.  LEGAL PROCEEDINGS

     With respect to operations of the Company excluding the transaction discussed below, there was no litigation at May 29, 1994 which, in the opinion of management, would have a material adverse effect on the financial position of the Company.

     On August 14, 1990, ConAgra acquired Beatrice Company. The Beatrice businesses and its former subsidiaries (Subsidiaries) are engaged in various litigation proceedings incident to their respective businesses and in various environmental and other matters. Beatrice and various of its Subsidiaries have agreed to indemnify divested businesses or the purchasers thereof for various legal proceedings and tax matters. The federal income tax returns of Beatrice and its predecessors for the fiscal years ended 1985 through 1987 have been audited by the Internal Revenue Service and a report has been issued. The findings contained in the examining agent's report have been timely protested and negotiations with the Appellate Division of the Internal Revenue Service are under way in an attempt to resolve disputed items. Disputed items being negotiated with the Appellate Division of the Internal Revenue Service include proposed deficiencies relating to previously filed carryback claims to fiscal years ended prior to 1985 (principally fiscal years ended 1982 through 1984). Additionally, the federal income tax returns of Beatrice and its consolidated Subsidiaries for the fiscal years ended 1988 and 1989 have been audited by the Internal Revenue Service and a report has been issued. Management intends to protest the unagreed findings of the examining agent's report and to negotiate disputed items with the Appellate Division of the Internal Revenue Service. Various state tax authorities are also examining tax returns of Beatrice and its predecessors for prior taxable years, including, in the case of one state, years back to fiscal 1978. It is expected that additional claims will be asserted for additional taxes. It is not possible at this time to determine the ultimate liabilities that may arise from these matters which at any given point in time will be at various stages of administrative and legal proceedings and will aggregate hundreds of millions of dollars. Substantial reserves for these matters have been established and are reflected as liabilities on the Subsidiaries' balance sheets. The liabilities include accrued interest on the tax claims. After taking into account liabilities that have been recorded and payments made, management is of the opinion that the disposition of the above matters will not have a material adverse effect on ConAgra's financial condition, results of operations or liquidity.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.




            EXECUTIVE OFFICERS OF THE REGISTRANT



                                                                      Year
                                                            Present   Assumed
   Name                   Title & Capacity                  Age       Office

Philip B. Fletcher        Chairman of the
                          Board and Chief
                          Executive Officer                 61        1993

Albert J. Crosson         President and
                          Chief Operating
                          Officer,  ConAgra
                          Grocery Products
                          Companies                         63        1993

Kenneth W. DiFonzo        Vice President and
                          Controller                        42        1994

Dwight J. Goslee          Senior Vice
                          President and
                          Chief Information
                          Officer                           44        1994

George R. Haefner         Chairman, ConAgra
                          Poultry Company                   61        1993

Stephen L. Key            Executive Vice
                          President and
                          Chief Financial
                          Officer                           51        1992

Leroy O. Lochmann         President and
                          Chief Operating
                          Officer, ConAgra
                          Meat Products
                          Companies                         59        1993

Thomas L. Manuel          President and
                          Chief Operating
                          Officer, ConAgra
                          Trading and
                          Processing
                          Companies                         47        1994

Floyd McKinnerney         President and
                          Chief Operating
                          Officer, ConAgra
                          Agri-Products
                          Companies                         57        1987

Richard L. Monfort        President and
                          Chief Operating
                          Officer, ConAgra
                          Red Meat Companies
                          and Executive
                          Vice President,
                          ConAgra Meat
                          Products Companies                40        1989

T. Truxton Morrison       Chairman, ConAgra
                          International                     56        1994

L. B. Thomas              Senior Vice
                          President,
                          Corporate
                          Secretary and
                          Risk Officer                      58        1993

Gerald B. Vernon          Senior Vice
                          President,
                          Human Resources                   53        1990

James D. Watkins          President and
                          Chief Operating
                          Officer, ConAgra
                          Diversified
                          Products Companies                46        1993

David R. Willensky        Senior Vice
                          President,
                          Corporate Planning
                          and Development                   43        1994


Robert Womack             President and
                          Chief Operating
                          Officer, ConAgra
                          Poultry Company                   54        1993


     The foregoing have held management positions with ConAgra for the past five years, except as follows:

     Albert J. Crosson became President of Beatrice/Hunt-Wesson, Inc. (which was acquired by ConAgra on August 14,
1990) in 1986. Kenneth W. DiFonzo, beginning in April 1991, was vice president of finance and control for ConAgra International. Prior to that he served with H. J. Heinz Co. in a number of financial positions. Prior to becoming ConAgra's Chief Financial Officer in 1992, Stephen L. Key was Managing Partner of the New York City office of Ernst & Young since 1991, having previously held various positions with that firm. Leroy O. Lochmann became President of Swift-Eckrich (which was acquired by ConAgra on August 14, 1990) in 1984. James D. Watkins founded and became President of Golden Valley Microwave Foods (which merged with ConAgra on July 11, 1991) in 1978. David R. Willensky, joined ConAgra in March 1994, having most recently served as managing director of California Strategic Investors, a firm he started in 1991. Before that he was a partner and director of research with McKinsey & Company. Robert Womack, joined ConAgra in December 1993. Prior to that he served with Tyson Foods, Inc., most recently as president, Tyson Seafood Group.



                           PART II



ITEM 5.  MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED
             STOCKHOLDER MATTERS

     Incorporated herein by reference to "Investor Information
- - ConAgra Stock" on the inside back cover and Note 19
"Quarterly Results (Unaudited)" on page 48 of the Company's
1994 Annual Report to Stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

     Incorporated herein by reference to the five-year results on page 26 of the Company's 1994 Annual Report to Stockholders.



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

     Incorporated herein by reference to "Management's
Discussion & Analysis" on pages 22 through 25 and "Objectives and Results" on pages 4 and 5 of the Company's 1994 Annual
Report to Stockholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of ConAgra, Inc. and Subsidiaries and Independent Auditors' Report set forth on pages 32 through 48 of the Company's 1994 Annual Report to Stockholders are incorporated herein by reference:

     Independent Auditors' Report

     Consolidated Balance Sheets - May 29, 1994 and May 30,
     1993

     Consolidated Statements of Earnings - Years ended May 29,
     1994, May 30, 1993, and May 31, 1992

     Consolidated Statements of Common Stockholders' Equity -
     Years ended May 29, 1994, May 30, 1993, and May 31, 1992

     Consolidated Statements of Cash Flows - Years ended May
     29, 1994, May 30, 1993, and May 31, 1992

     Notes to Consolidated Financial Statements

     The supplementary data regarding quarterly results of operations set forth in Note 19 "Quarterly Results
     (Unaudited)" on page 48 of the Company's 1994 Annual
     Report to Stockholders is incorporated herein by reference.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                          PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated herein by reference to "Board of Directors and Election" on pages 2 through 4 and to "Compliance with
Section 16 (a) of the Securities Exchange Act of 1934" on page 14 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on September 22, 1994. Information concerning all Executive Officers of the Company is included in Part I above.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated herein by reference to (i) "Executive
Compensation" through "Benefit Plans - Retirement Programs" on pages 5 through 8, and (ii) information on director compensation on page 4 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on September 22, 1994.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
     MANAGEMENT

     Incorporated herein by reference to "Voting Securities and Ownership by Certain Beneficial Owners" and "Voting Securities Owned by Executive Officers and Directors as of August 5, 1994" on page 2 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on September 22, 1994.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference to (i) "Human Resources Committee Interlocks and Insider Participation" on page 10, and (ii) the last full paragraph of "Directors' Meetings and Compensation" on page 4, and (iii) the last two paragraphs of "Retirement Plans - Benefit Programs", of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on September 22, 1994.


                           PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM
8-K

a)   List of documents filed as part of this report:

     1.   Financial Statements
          All financial statements of the Company as set forth under Item 8 of this report on Form 10-K.

     2.   Financial Statement Schedules

          Schedule                                                    Page
          Number              Description                            Number

          VIII      Valuation and Qualifying Accounts                   18

            X       Supplementary Income Statement
                      Information                                       19

          All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements, notes thereto, or the Management's Discussion and Analysis section of the Company's 1994 Annual Report to Stockholders.

          Separate financial statements of the registrant have been omitted because the registrant meets the requirements permitting omission.

     3.   Exhibits

          See Exhibit Index.

b)   Reports on Form 8-K

     None



INDEPENDENT AUDITORS' REPORT





The Stockholders and Board of Directors
ConAgra, Inc.
Omaha, Nebraska


We have audited the consolidated financial statements of ConAgra, Inc. and subsidiaries as of May 29, 1994 and May 30, 1993, and for each of the three years (fifty-two/fifty-three weeks) in the period ended May 29, 1994, and have issued our report thereon dated July 7, 1994; such financial statements and report are incorporated by reference in this Form 10-K. Our audits also included the financial statement schedules of ConAgra, Inc. and subsidiaries, listed in Item14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP


DELOITTE & TOUCHE LLP


Omaha, Nebraska
July 7, 1994









                              Schedule VIII



                           CONAGRA, INC. AND SUBSIDIARIES

                          Valuation and Qualifying Accounts

   Fifty-two/fifty-three weeks ended May 29, 1994, May 30, 1993, and May 31, 1992

                                    (In millions)


                          Balance at       Additions                           Deductions         Balance at
                          Beginning        Charged                             from               Close of
Description               of Period        to Income       Other <F2>          Reserves <F1>      Period
Year ended
May 29, 1994:
  Allowance for
     doubtful
     receivables          $47.5            24.8             -                  16.4               55.9

Year ended
May 30, 1993:
  Allowance for
     doubtful
     receivables          $42.7            17.2             1.5                13.9               47.5

Year ended
May 31, 1992:
  Allowance for
     doubtful
     receivables          $42.6            18.7             1.4                20.0               42.7


<F1> Bad debts charged off, less recoveries.
<F2> Beginning balances of reserve accounts of acquired businesses.



                         Schedule X

               CONAGRA, INC. AND SUBSIDIARIES

         Supplementary Income Statement Information

                        (In millions)

                       Fifty-two         Fifty-two          Fifty-three
                       Weeks Ended    Weeks Ended           Weeks Ended
                       May 29, 1994     May 30, 1993        May 31, 1992



Maintenance
and
repairs                $262.9               $259.1              $233.2

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, ConAgra, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of August, 1994.

          CONAGRA, INC.


          /s/ Philip B. Fletcher
          ________________________________________
          Philip B. Fletcher
          Chairman and Chief Executive Officer


          /s/ Stephen L. Key
          _______________________________________
          Stephen L. Key
          Executive Vice President and
          Chief Financial Officer (Principal Financial Officer)


          /s/ Kenneth DiFonzo
          _______________________________________
          Kenneth DiFonzo
          Vice President, Controller (Principal Accounting Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of August, 1994.

PHILIP B. FLETCHER
___________________________   Director
Philip B. Fletcher


C. M. Harper*                 Director
Robert A. Krane*              Director
Gerald Rauenhorst*            Director
Carl E. Reichardt*            Director
Ronald W. Roskens*            Director
Marjorie Scardino*            Director
Walter Scott, Jr.*            Director
William G. Stocks*            Director
Frederick B. Wells*           Director
Thomas R. Williams*           Director
Clayton K. Yeutter*           Director


* Philip B. Fletcher, by signing his name hereto, signs this Annual Report on behalf of each of the persons indicated. A Power-of-
Attorney authorizing Philip B. Fletcher to sign this Annual Report on Form 10-K on behalf of each of the indicated Directors of ConAgra, Inc. has been filed herein as Exhibit 24.


                             PHILIP B. FLETCHER
                         By: __________________________________
                             Philip B. Fletcher
                             Attorney-In-Fact

                           EXHIBIT INDEX


Number     Description                                     Page No.

  3.1 ConAgra's Certificate of Incorporation, as amended through September 27, 1991, incorporated herein by reference to ConAgra's quarterly report on Form 10-Q for the quarter ended August 25, 1991.

  3.2      Certificate of Amendment to ConAgra's
           Certificate of Incorporation, incorporated herein by reference to ConAgra's quarterly report on Form 10-Q for the quarter ended
           August 30, 1992.

  3.3 Statement of Resolutions Establishing Series 1 of $25.00 Class E Preferred Shares, incorporated herein by reference to ConAgra's current report on Form 8-K dated May 7, 1992.

  3.4 ConAgra's Bylaws, as amended, incorporated herein by reference to ConAgra's quarterly report on Form 10-Q for the quarter ended
           November 29, 1992.

  4.1      Rights Agreement dated July 10, 1986, with
           First Amendment thereto dated as of
           September 28, 1989, and Certificates thereto dated December 1, 1986, December 1, 1989 and
           December 2, 1991, incorporated herein by reference to ConAgra's annual report on Form
           10-K for the fiscal year ended May 27, 1990 and ConAgra's quarterly report on Form 10-Q for the quarter ended November 24, 1991.

  4.2      Amended and Restated Warrant to Purchase
           ConAgra Common Stock dated as of September 19,
           1991, incorporated herein by reference to ConAgra's quarterly report on Form 10-Q for the quarter ended August 25, 1991.

  4.3 Documents establishing Series A and Series B of Preferred Securities of ConAgra Capital,
           L.L.C., incorporated herein by reference to ConAgra's current report on Form 8-K dated
           June 8, 1994.

 10.1      ConAgra's Amended and Restated Long-Term
           Senior Management Incentive Plan, Amendment thereto, and Operational Document, incorporated herein by reference to Exhibit
           10.1 of ConAgra's annual report on Form 10-K for the fiscal year ended May 31, 1992.

 10.2      First Amendment ConAgra's Long-Term Senior
           Management Incentive Plan Operational Document..........

 10.3      Second Amendment to ConAgra's Long-Term Senior
           Management Incentive Plan Operational
           Document, incorporated herein by reference to Exhibit E of ConAgra's quarterly report on Form 10-Q for the quarter ended November 25, 1990.

 10.4      Form of Employment Agreement between ConAgra
           each of Messrs. Fletcher, Crosson, Goslee,
           Haefner, Key, Lochmann, McKinnerney, Richard
           Monfort, Truck Morrison, O'Donnell, Thomas,
           and Vernon..............................................

 10.5      ConAgra's 1982 Stock Option Plan, with
           amendment thereto, incorporated herein by reference to Exhibit 10.6 ConAgra's annual report on Form 10-K for the fiscal year ended
           May 31, 1992.

 10.6      ConAgra's Employee Flexible Bonus Payment
           Plan, incorporated herein by reference to
           Exhibit 10.7 ConAgra's annual report on Form
           10-K for the fiscal year ended May 31, 1992.

 10.7      ConAgra's 1985 Stock Option Plan, with
           amendments thereto, incorporated herein by reference to Exhibit 10.8 ConAgra's annual report on Form 10-K for the fiscal year ended
           May 31, 1992.

 10.8      Fourth Amendment to the ConAgra 1985 Stock
           Option Plan, incorporated herein by reference to Exhibit 10.8 of ConAgra's annual report on Form 10-K for the fiscal year ended May 30, 1993.

 10.9      ConAgra Non-Qualified CRISP Plan.....................

 10.10     ConAgra Non-Qualified Pension Plan, and First
           Amendment thereto....................................

 10.11     ConAgra Supplemental Pension and CRISP Plan
           for Change of Control................................

 10.12     ConAgra Incentives and Deferred Compensation
           Change of Control Plan...............................

 10.13 ConAgra 1990 Stock Plan, incorporated herein by reference to Exhibit A of ConAgra's quarterly report on Form 10-Q for the quarter ended August 26, 1990.

 10.14 First Amendment to ConAgra 1990 Stock Plan, incorporated herein by reference to Exhibit
           10.18 of ConAgra's annual report on Form 10-K for the fiscal year ended May 26, 1991.

 10.15     Second Amendment to the ConAgra 1990 Stock
           Plan, incorporated herein by reference to
           Exhibit 10.15 of ConAgra's annual report on Form 10-K for the fiscal year ended May 30, 1993.

 10.16     ConAgra Directors' Unfunded Deferred
           Compensation Plan, and First Amendment
           thereto, incorporated herein by reference to Exhibits C and D of ConAgra's quarterly report on Form 10-Q for the quarter ended August 26, 1990.

 10.17 ConAgra Employee Equity Fund Trust Agreement, with Stock Purchase Agreement and Revolving
           Promissory Note executed in connection
           therewith, incorporated herein by reference to Exhibits A, B and C of ConAgra's current report on Form 8-K dated August 6, 1992.

 10.18     P. B. Fletcher Incentive Agreement dated
           July 15, 1993, incorporated herein by
           reference to Exhibit 10.18 of ConAgra's annual report on Form 10-K for the fiscal year ended
           May 30, 1993.

 10.19 C. M. Harper Deferred Compensation Agreement, incorporated herein by reference to Exhibit
           10.18 of ConAgra's annual report on Form 10-K for the fiscal year ended May 30, 1993.

 10.20     ConAgra Executive Annual Incentive Plan..............

 11        Statement regarding computation of per share
           earnings.............................................

 12        Statement regarding computation of ratio of
           earnings to fixed charges, and ratio of earnings
           to combined fixed charges and preferred
           dividends............................................

 13        ConAgra's Annual Report to Stockholders for its
           fiscal year ended May 29, 1994.......................

 21        Subsidiaries of ConAgra..............................

 23        Consent of Deloitte & Touche L.L.P.  ................

 24        Powers of Attorney...................................


         Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to ConAgra's long-term debt are not filed with this Form 10-K. ConAgra will furnish a copy of any such long-term debt agreement to the Securities and Exchange Commission upon request.

         Except for those portions of the ConAgra annual report to stockholders for its fiscal year ended May 29, 1994 (Exhibit 13) specifically incorporated by reference in this report on Form 10-K, such annual report is furnished solely for the information of the Securities and Exchange Commission and is not to be deemed "filed" as a part of this filing.

         Items 10.1 through 10.20 are management contracts or compensatory plans filed as exhibits pursuant to Item
         14(c) of Form 10-K.

                          APPENDIX
                IMAGE & GRAPHIC MATERIAL OMITTED

                          EXHIBIT 13
                          ----------

FRONT COVER - 14 photos (cutlines listed in Cover Photos section)

INSIDE FRONT COVER - Environmental logo

FOLDOUT - Drawing of first NCM flour mill and ConAgra logo

FOLDOUT - Logo:  Nebraska Consolidated Mills (NCM)

FOLDOUT - Logo:  Red Hat Feeds (RH)

FOLDOUT - Logo:  ConAgra

FOLDOUT - Logo:  Geisler

FOLDOUT - Logo:  United Agri Products (UAP)

FOLDOUT - Logos:  Banquet and Singleton

FOLDOUT - Logo:  Peavey

FOLDOUT - Logo:  Country Pride fresh chicken

FOLDOUT - Logo:  Armour

FOLDOUT - Logos:  Patio and Morton

FOLDOUT - Logo:  Chun King

FOLDOUT - Logo:  Monfort

FOLDOUT - Logo:  Healthy Choice

FOLDOUT - Logos:  Eckrich, Peter Pan, Hunt's, Wesson,
          Orville Redenbacher's, Swift Premium, and
          Butterball

FOLDOUT - Logo:  Act II

FOLDOUT - Logo:  Hebrew National

FOLDOUT - Logo:  Australia Meat Holdings (AMH)

FOLDOUT - Photo:  Healthy Choice Cereals (3 products)

FOLDOUT - Photo cutline:  The ConAgra Campus in Omaha was completed in
          1990.

TO OUR STOCKHOLDERS, EMPLOYEES AND OTHER FRIENDS -
          Photo cutline: Phil Fletcher, chairman and chief executive officer

OBJECTIVES AND RESULTS, EARNINGS GROWTH - Result bar graphic described in text.

OBJECTIVES AND RESULTS, DIVIDEND GROWTH - Result bar graphic described in text.

BUSINESS REVIEW INTRODUCTION - 2 pie charts described in text.

BUSINESS REVIEW PREPARED FOODS - See description in text on pie charts.
          Photo of Janice Munemitsu, director of consumer marketing, Hunt Foods Co., and Jorge Succar (background) section head, research and development, Hunt-Wesson, Inc.,
          Fullerton, California.

BUSINESS REVIEW GROCERY PRODUCTS - Photos described in text.

BUSINESS REVIEW GROCERY PRODUCTS - Photos described in text.

BUSINESS REVIEW MEAT PRODUCTS - Photos described in text.

BUSINESS REVIEW MEAT PRODUCTS - Photos described in text.

BUSINESS REVIEW CHICKEN PRODUCTS - Photos described in text.

BUSINESS REVIEW DIVERSIFIED PRODUCTS - Photos described in text.

BUSINESS REVIEW DIVERSIFIED PRODUCTS - Photos described in text.

BUSINESS REVIEW TRADING & PROCESSING - 2 pie charts and photo described in text.

BUSINESS REVIEW GRAIN PROCESSING - Photos described in text.

BUSINESS REVIEW TRADING - Photos described in text.

BUSINESS REVIEW AGRI-PRODUCTS - 2 pie charts and photo described in text.

BUSINESS REVIEW AGRI-PRODUCTS - Photos described in text.

BUSINESS REVIEW SPECIALTY RETAILING - Photos described in text.

MD&A OPERATING RESULTS - 3 5-year bar graphics described in text.

BOARD OF DIRECTORS - Photo described in text.

CORPORATE CITIZENSHIP - Photos described in text.

COVER PHOTOS - Diagram of front and back covers showing location of photos.

BACK COVER - 14 photos (cutlines listed in Cover Photos section)