Form 10-Q
period 1994-08-28
CONAGRA INC /DE/
filed 1994-10-12
CIK 23217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                               FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended August 28, 1994

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

Yes   X               No
   _______               _______

Number of shares outstanding of issuer's common stock, as of September 25, 1994 was 248,093,176.

                   PART I - FINANCIAL INFORMATION

                   CONAGRA, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS

                       (Dollars in Millions)


                                           AUG 28,     MAY 29,     AUG 29,
                                             1994        1994        1993
                                          __________  __________  __________
ASSETS
Current assets:
  Cash and cash equivalents             $      42.1 $     166.4 $      76.8
  Receivables, less allowance for
   doubtful accounts of $67.0, $55.9
   and $55.2                                2,407.1     1,589.6     2,129.5
  Margin deposits and segregated
   funds                                      344.8       286.0       230.1
  Inventory:
    Hedged commodities                        716.5       723.4       708.3
    Other                                   2,465.2     2,161.0     2,286.8
                                          __________  __________  __________
      Total inventory                       3,181.7     2,884.4     2,995.1
  Prepaid expenses                            239.3       216.9       199.1
                                          __________  __________  __________
      Total current assets                  6,215.0     5,143.3     5,630.6
                                          __________  __________  __________
Other assets:
  Investments in affiliates                   264.3       235.9       301.5
  Sundry investments, deposits
   and other noncurrent assets                134.6       129.9       132.0
                                          __________  __________  __________
      Total other assets                      398.9       365.8       433.5
                                          __________  __________  __________
Property, plant and equipment
 at cost, less accumulated
 depreciation of $1629.7, $1564.1
 and $1387.7                                2,695.7     2,586.3     2,374.8

Brands, trademarks and goodwill, at
 cost less accumulated amortization         2,626.2     2,626.4     2,651.9
                                          __________  __________  __________
                                        $  11,935.8 $  10,721.8 $  11,090.8
                                          __________  __________  __________
                                          __________  __________  __________


The accompanying notes are an integral part of the consolidated financial statements.

                     CONAGRA, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS

                         (Dollars in Millions)


                                           AUG 28,     MAY 29,     AUG 29,
                                             1994        1994        1993
                                          __________  __________  __________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                         $   2,860.3 $     419.0 $   2,553.2
  Current installments of
   long-term debt                             124.1       120.7       135.3
  Accounts payable                          1,031.4     1,610.5       946.3
  Advances on sales                           110.8       914.9       213.3
  Payable to customers, clearing
   associations, etc.                         346.0       326.5       301.5
  Other accrued liabilities                 1,303.7     1,361.2     1,219.1
                                          __________  __________  __________
    Total current liabilities               5,776.3     4,752.8     5,368.7
                                          __________  __________  __________
Senior long-term debt, excluding
 current installments                       1,423.9     1,440.8     1,381.0

Other noncurrent liabilities                1,065.1     1,079.7     1,140.0

Subordinated debt                             766.0       766.0       766.0

Preferred securities of subsidiary
 company                                      275.0       100.0          -

Preferred shares subject to
 mandatory redemption                         355.6       355.6       355.9

Common stockholders' equity:
  Common stock of $5 par value,
   authorized 1,200,000,000 shares,
   issued 252,791,925, 252,726,783
   and 252,373,488                          1,264.0     1,263.6     1,261.9

  Additional paid-in capital                  426.7       338.0       251.1

  Retained earnings                         1,452.8     1,422.7     1,193.2

  Foreign currency translation
   adjustment                                 (30.6)      (33.1)      (30.1)

  Less treasury stock, at cost, common
   shares 4,696,512, 4,531,676
   and 676,588                               (121.3)     (117.2)      (15.7)
                                          __________  __________  __________
                                            2,991.6     2,874.0     2,660.4
  Less unearned restricted stock and
   value of 21,544,551, 22,286,481 and
   22,926,227 common shares held in EEF      (717.7)     (647.1)     (581.2)
                                          __________  __________  __________
    Total common stockholders' equity       2,273.9     2,226.9     2,079.2
                                          __________  __________  __________

                                        $  11,935.8 $  10,721.8 $  11,090.8
                                          __________  __________  __________
                                          __________  __________  __________



The accompanying notes are an integral part of the consolidated financial statements.

                  CONAGRA, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS

    (Dollars and shares in millions except per share amounts)


                                                   THIRTEEN WEEKS ENDED
                                                    AUG 28,     AUG 29,
                                                      1994        1993
                                                   __________  __________

Net sales                                        $   6,245.9 $   5,687.4
                                                   __________  __________
Costs and expenses:
  Cost of goods sold                                 5,506.8     5,029.7
  Selling, administrative and
   general expenses                                    545.1       489.7
  Interest expense, net                                 68.7        62.4
                                                   __________  __________
                                                     6,120.6     5,581.8
                                                   __________  __________
Income before equity in earnings of
 affiliates and income taxes                           125.3       105.6
Equity in earnings of affiliates                         2.7         5.1
                                                   __________  __________
Income before income taxes                             128.0       110.7
Income taxes                                            51.2        43.1
                                                   __________  __________
Net income                                              76.8        67.6
Less preferred dividends                                 6.0         6.0
                                                   __________  __________
Net income available for common stock            $      70.8 $      61.6
                                                   __________  __________
                                                   __________  __________


Earnings per common and common
 equivalent share                                $      0.31 $      0.27
                                                   __________  __________
                                                   __________  __________




Weighted average number of common
 and common equivalent shares
 outstanding                                           228.6       230.1
                                                   __________  __________
                                                   __________  __________




Cash dividends declared per common
 share                                           $     0.180 $     0.155
                                                   __________  __________
                                                   __________  __________


The accompanying notes are an integral part of the consolidated financial statements.

                      CONAGRA, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in Millions)


                                                      THIRTEEN WEEKS ENDED
                                                       AUG 28,     AUG 29,
Decrease in Cash and Cash Equivalents                    1994        1993
                                                      __________  __________
Cash flows from operating activities:
  Net income                                         $     76.8 $      67.6
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and other amortization                    77.9        74.6
    Goodwill amortization                                  17.1        18.1
    Provision for losses on accounts receivable            12.0         9.4
    Undistributed earnings of affiliates                   (2.7)       (5.1)
    Issuance of common stock in connection with
     management incentive plans                             7.6         2.6
    Other noncash items, primarily interest                 0.5         0.7
    Change in assets and liabilities before
     effects from business acquisitions:
      Accounts receivable                                (930.1)     (875.8)
      Inventory                                          (261.4)     (555.9)
      Prepaid expenses                                    (15.0)      (20.0)
      Accounts payable and other liabilities           (1,458.9)     (941.6)
      Interest and income taxes                            13.8        58.9
                                                      __________  __________
  Net cash flows from operating activities             (2,462.4)   (2,166.5)
                                                      __________  __________
Cash flows from investing activities:
  Sale of property, plant and equipment                     1.9         4.0
  Additions to property, plant and equipment              (76.6)      (61.8)
  (Increase)decrease in investment in affiliates          (22.8)        1.8
  Payment for business acquisitions                      (163.0)         -
  Decrease in notes receivable-Monfort Finance
   Company                                                 64.8       118.3
  Other items                                              (9.1)       (4.7)
                                                      __________  __________
  Net cash flows from investing activities               (204.8)       57.6
                                                      __________  __________
Cash flows from financing activities:
  Net short term borrowings                             2,441.3     1,983.0
  Proceeds from exercise of employee stock
   options                                                  5.4         2.0
  Cash dividends paid                                     (46.6)      (41.3)
  Repayment of long-term debt                             (14.0)      (17.5)
  Issuance of preferred securities of
   a subsidiary company                                   175.0          -
  Employee Equity Fund stock transactions                   1.0         8.9
  Other items, primarily reduction of other
   noncurrent liabilities                                 (19.2)       (6.4)
                                                      __________  __________
  Net cash flows from financing activities              2,542.9     1,928.7
                                                      __________  __________
Net decrease in cash & cash equivalents                  (124.3)     (180.2)
Cash and cash equivalents at beginning of year            166.4       257.0
                                                      __________  __________
Cash and cash equivalents at end of period           $     42.1 $      76.8
                                                      __________  __________
                                                      __________  __________


The accompanying notes are an integral part of the consolidated financial statements.

                CONAGRA, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                     AUGUST 28, 1994


(1) The information furnished herein relating to interim periods has not been examined by independent Certified Public Accountants. In the opinion of management, all adjustments necessary for a fair statement of the results for the periods covered have been included. All such adjustments are of a normal recurring nature. The accounting policies followed by the Company, and additional footnotes, are set forth in the financial statements included in the Company's 1994 annual report, which report was incorporated by reference in Form 10-K for the fiscal year ended May 29, 1994.

(2)    The composition of inventories is as follows (in
       millions):
                                   AUG 28,   MAY 29,   AUG 29,
                                     1994      1994      1993
                                   ________  ________  ________
       Hedged commodities        $   716.5 $   723.4 $   708.3
       Food products and livestock 1,386.0   1,260.7   1,276.2
       Agricultural chemicals,
        fertilizer and feed          499.8     322.6     422.1
       Retail merchandise            176.0     176.0     172.5
       Other, principally
        ingredients and supplies     403.4     401.7     416.0
                                   ________  ________  ________
                                 $ 3,181.7 $ 2,884.4 $ 2,995.1
                                   ________  ________  ________
                                   ________  ________  ________

(3) On August 1, 1994, the Company purchased the frozen foods business of Universal Foods Corporation for approximately $163 million in cash. Universal Foods Frozen Foods Division, known in the marketplace as Universal Frozen Foods, produces frozen potato products for U.S. and international markets. Headquartered in Boise, Idaho, the division operates processing facilities in Idaho, Oregon and Washington, employing about 2,000 people. Division sales in the September 1993 fiscal year were $268 million. The following summary, prepared on a proforma basis, combines the consolidated results of continuing operations for the Company with those of Universal Frozen Foods noted above as if it had been acquired as of the beginning of the periods presented (in millions, except per share amounts).

                                                 THIRTEEN
                                                WEEKS ENDED
                                             AUG 28,   AUG 29,
                                               1994      1993
                                             ________  ________
       Net sales                           $ 6,295.6 $ 5,757.2

       Net income                               76.1      68.7

       Earnings per common and common
        equivalent share                        0.31      0.27

       Proforma information does not purport to be indicative of the results that actually would have been obtained if the combined operations had been conducted during the periods presented and is not intended to be a projection of future results.


(4) At August 28, 1994, the Company had equity interests in Saprogal (100%), Sapropor (95%) and Trident Seafoods Corporation (50%). Prior to the second quarter of fiscal 1994, the Company's 50% interest in Australia Meat Holdings Pty. Ltd. (AMH), an Australian beef processor, was stated at equity. During the second quarter of fiscal 1994, the ownership interest in AMH was increased to approximately 91% and the accounts of AMH have been consolidated.

       The summary financial information of these companies and certain other individually insignificant businesses, at and for each of the periods presented, is set forth below and includes amounts since date of acquisition of each respective equity interest:

                                   AUG 28,   MAY 29,   AUG 29,
                                     1994      1994      1993
                                   ________  ________  ________
       Current assets            $   579.5 $   390.9 $   682.2
       Noncurrent assets             621.6     463.5     600.6
                                   ________  ________  ________
         Total assets              1,201.1     854.4   1,282.8
                                   ________  ________  ________
       Current liabilities           441.9     278.3     525.0
       Noncurrent liabilities        233.5     197.3     266.2
                                   ________  ________  ________
         Total liabilities           675.4     475.6     791.2
                                   ________  ________  ________
       Net assets                $   525.7 $   378.8 $   491.6
                                   ________  ________  ________
                                   ________  ________  ________

       ConAgra's investment      $   264.3 $   235.9 $   301.5
                                   ________  ________  ________
                                   ________  ________  ________

                                                 THIRTEEN
                                                WEEKS ENDED
                                             AUG 28,   AUG 29,
                                               1994      1993
                                             ________  ________
       Net sales                           $   553.6 $   720.2

       Net income                                6.7       8.6

       ConAgra's equity
        in earnings                              2.7       5.1

(5) Following is a condensed statement of common stockholders' equity (in millions):

<captions>
                                                                           Unearned
                                Add'l                 Foreign              Restricted
                    Common     Paid-In    Retained     Curr     Treasury     & EEF
                     Stock     Capital    Earnings  Trns Adj      Stock      Stock       Total
                   _________  _________   _________  _________  _________  _________   _________
Balance 5/29/94  $  1,263.6 $    338.0  $  1,422.7 $    (33.1)$   (117.2)$   (647.1) $  2,226.9


Shares issued in
 connection with
 employee stock
 option and
 incentive plans        0.3       (3.7)                             (4.1)      20.5        13.0

Shares issued in
 connection with
 acquisitions           0.1        0.3                                                      0.4

Other share
 activity
 associated with
 Employee Equity
 Fund                             92.1                                        (91.1)        1.0
Foreign currency
 translation
 adjustment                                               2.5                               2.5

Cash dividends
 declared                                    (46.7)                                       (46.7)

Net income                                    76.8                                         76.8
                   _________  _________   _________  _________  _________  _________   _________
Balance 8/28/94  $  1,264.0 $    426.7  $  1,452.8 $    (30.6)$   (121.3)$   (717.7) $  2,273.9
                   _________  _________   _________  _________  _________  _________   _________
                   _________  _________   _________  _________  _________  _________   _________


(6) With respect to operations of the Company excluding the transaction discussed below, there was no litigation at August 28, 1994 which, in the opinion of management, would have a material adverse effect on the financial position of the Company.

       On August 14, 1990, ConAgra acquired Beatrice Company. The Beatrice businesses and its former subsidiaries ("Subsidiaries") are engaged in various litigation proceedings incident to their respective businesses and in various environmental and other matters. Beatrice and various of its Subsidiaries have agreed to indemnify divested businesses or the purchasers thereof for various legal proceedings and tax matters. The federal income tax returns of Beatrice and its predecessors for the fiscal years ended 1985 through 1987 have been audited by the Internal Revenue Service and a report has been issued. The findings contained in the examining agent's report have been timely protested and negotiations with the Appellate Division of the Internal Revenue Service are underway in an attempt to resolve
       disputed items.   Disputed items being negotiated with
       the Appellate Division of the Internal Revenue Service include proposed deficiencies relating to previously filed carryback claims to fiscal years ended prior to 1985 (principally fiscal years ended 1982 through 1984). Additionally, the federal income tax returns of Beatrice and its consolidated Subsidiaries for the fiscal years ended 1988 and 1989, have been audited by the Internal Revenue Service and a report has been issued.
       Management has timely protested the unagreed findings of the examining agent's report and intends to negotiate disputed items with the Appellate Division of the Internal Revenue Service. Various state tax authorities are also examining tax returns of Beatrice and its predecessors for prior taxable years, including, in the case of one state, years back to fiscal 1978. It is expected that additional claims will be asserted for additional taxes. It is not possible at this time to determine the ultimate liabilities that may arise from these matters which at any given point in time will be at various stages of administrative and legal proceedings and will aggregate hundreds of millions of dollars. Substantial reserves for these matters have been established and are reflected as liabilities on the Subsidiaries' balance sheets. The liabilities include accrued interest on the tax claims. After taking into account liabilities that have been recorded and payments made, management is of the opinion that the disposition of the above matters will not have a material adverse effect on ConAgra's financial condition, results of operations or liquidity.

(7) Earnings per common and common equivalent share are calculated on the basis of the weighted average outstanding common shares and, when applicable, those outstanding options which are dilutive and after giving effect to the preferred stock dividend requirements. Fully diluted earnings per share did not differ significantly from primary earnings per share in any period presented.



            CONAGRA, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and operating results for the periods included in the accompanying consolidated condensed financial statements. Results for the fiscal 1995 first quarter are not necessarily indicative of results which may be attained in the future.

               FINANCIAL CONDITION

During the first quarter of fiscal 1995, the Company's capital investment (working capital plus noncurrent assets) increased $190.5 million. Working capital increased
$48.2 million and noncurrent assets increased $142.3 million.
The increase in working capital is primarily due to cash flow from operations and the issuance of preferred securities of a subsidiary company. The increase in noncurrent assets is primarily due to the acquisition of Universal Frozen Foods (See Note 3) and normal additions to property, plant and equipment.

The Company's objective is that senior long-term debt normally will not exceed 30 percent of total long-term debt plus equity. At August 28, 1994, senior long-term debt was 28 percent of total long-term debt plus equity compared to 30 percent at May 29, 1994 and 30 percent at August 29, 1993.

               OPERATING RESULTS

A summary of the period to period increases(decreases) in the principal components of operations is shown below
(dollars in millions, except per share amounts).

                               COMPARISON OF THE PERIODS ENDED
                              AUG. 28, 1994 & AUG. 29, 1993
                                      THIRTEEN WEEKS
                                     DOLLARS     %
                                     ________________

Net sales                              558.5     9.8

Cost of goods sold                     477.1     9.5

Gross profit                            81.4    12.4

Selling, administrative
 and general expense                    55.4    11.3

Interest expense, net                    6.3    10.1

Income before equity in
 earnings of affiliates and
 income taxes                           19.7    18.7

Equity in earnings of
 affiliates (See Note 4)                (2.4)  (47.1)

Income before income taxes              17.3    15.6

Income taxes                             8.1    18.8

Net income                               9.2    13.6

Earnings per common and common
 equivalent share                       0.04    14.8


Approximately half of ConAgra's fiscal 1995 first quarter net sales increase was accounted for by Australia Meat Holdings (AMH). AMH was consolidated in ConAgra's results for this year's first quarter, but was not consolidated when ConAgra reported fiscal 1994 first quarter results a year ago. Other sources of increased sales and expenses during the first quarter included the crop protection chemical, consumer frozen foods and potato products businesses.

In the Company's largest industry segment, Prepared Foods, the meat products and branded grocery products businesses contributed to an operating profit gain in fiscal 1995's first quarter.

In Meat Products, operating improvements, good demand and adequate raw material supplies generated better margins in fresh beef and pork products. Branded packaged meat earnings were about even with last year's first quarter results, and earnings moved up in the cheese products business. These gains were partially offset by AMH as the beef industry in Australia is performing below a year ago.

In Grocery Products, the consumer frozen foods business reported unit volume growth and an operating profit gain.
Unit volume growth also contributed to Hunt-Wesson's operating profit gain in the first quarter.

Operating profit decreased in Diversified Products as earnings growth in potato products and seafood was offset by reduced earnings in other businesses. Operating profit was down in chicken products, a business in the midst of extensive restructuring to improve longer-term results.

The Company's Agri-Products and Trading and Processing industry segments both registered operating profit increases in the first quarter.

The Agri-Products profit gain reflects sales and earnings growth in the crop protection chemicals and fertilizer distribution business. In the Trading and Processing segment, operating profit growth reflects gains in a number of processing businesses, including specialty food ingredients, the tortilla business and flour milling, as well as feed ingredient merchandising. Earnings were down in trading operations.

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

The Company increased its interest in AMH (see Note 4) from 50 percent to approximately 91 percent at the end of fiscal 1994's second quarter. Consolidating AMH's results was the primary cause of the decrease in fiscal 1995's first quarter equity in earnings of affiliates versus fiscal 1994 when ConAgra's share of AMH's earnings was included in equity in earnings of affiliates.


Lower equity in earnings of affiliates also was a cause of the increase in ConAgra's first quarter effective tax rate from 39 percent in fiscal 1994 to 40 percent in fiscal 1995. Weighted average shares outstanding decreased in fiscal 1995's first quarter as a consequence of share repurchase programs last year.


                 CONAGRA, INC. AND SUBSIDIARIES
                   PART II - OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     ConAgra's annual meeting of stockholders was held on September 22, 1994. The stockholders elected four directors to serve three-year terms, ratified the appointment of Deloitte & Touche to examine ConAgra's financial statements for the fiscal year ending May 28, 1995, approved the ConAgra Executive Annual Incentive Plan, and did not approve a stockholder proposal dealing with executive compensation. Voting on these items was as follows:

     1.   ELECTION OF DIRECTORS.
                                        FOR       WITHHELD

          Philip B. Fletcher       200,342,121    2,564,153
          Robert A. Krane          200,244,201    2,662,073
          Gerald Rauenhorst        198,593,751    4,312,523
          Walter Scott, Jr.        200,338,777    2,567,497

     2.   RATIFICATION OF ACCOUNTANTS

          FOR:                     200,605,597
          AGAINST:                     929,867
          ABSTAIN:                   1,370,810
          BROKER/NON-VOTES:                -0-

     3.   APPROVAL OF EXECUTIVE ANNUAL INCENTIVE PLAN

          FOR:                     183,406,861
          AGAINST:                  15,763,730
          ABSTAIN:                   3,735,582
          BROKER/NON-VOTES:                101

     `4.  STOCKHOLDER PROPOSAL ON EXECUTIVE COMPENSATION

          FOR:                      28,650,791
          AGAINST:                 151,202,477
          ABSTAIN:                   5,816,853
          BROKER/NON-VOTES:         17,236,153

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (A)  EXHIBITS.

               12   -    Statement regarding computation of ratio
                         of earnings to fixed charges, and ratio
                         of earnings to combined fixed charges and preferred dividends.

               27   -    Financial Data Schedule.

          (B)  REPORTS ON FORM 8-K.

               ConAgra did not file any reports on Form 8-K during the fiscal quarter ended August 28, 1994.

                                   CONAGRA, INC.


                                   By: /s/ Stephen L. Key
                                      ________________________
                                      Stephen L. Key
                                      Executive Vice President and
                                        Chief Financial Officer

                                   By: /s/ Kenneth DiFonzo
                                      _____________________________
                                      Kenneth DiFonzo
                                      Vice President, Controller

Dated this 11th day of October, 1994.


                         EXHIBIT INDEX


EXHIBIT        DESCRIPTION                                    PAGE

   12     -    Statement regarding computation of ratio
               of earnings to fixed charges, and ratio
               of earnings to combined fixed charges
               and preferred dividends.......................