Form 10-Q
period 1994-11-27
CONAGRA INC /DE/
filed 1995-01-06
CIK 23217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                               FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended November 27, 1994

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

Yes   X               No
   _______               _______

Number of shares outstanding of issuer's common stock, as of December 25, 1994 was 247,976,523.

                   PART I - FINANCIAL INFORMATION

                   CONAGRA, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS

                       (Dollars in Millions)


                                           NOV 27,     MAY 29,     NOV 28,
                                             1994        1994        1993
                                          __________  __________  __________
ASSETS
Current assets:
  Cash and cash equivalents             $      59.4 $     166.4 $      75.3
  Receivables, less allowance for
   doubtful accounts of $69.5, $55.9
   and $58.6                                2,410.8     1,589.6     2,342.7
  Margin deposits and segregated
   funds                                      293.6       286.0       311.7
  Inventory:
    Hedged commodities                      1,035.2       723.4     1,127.3
    Other                                   2,579.6     2,161.0     2,391.9
                                          __________  __________  __________
      Total inventory                       3,614.8     2,884.4     3,519.2
  Prepaid expenses                            238.4       216.9       207.6
                                          __________  __________  __________
      Total current assets                  6,617.0     5,143.3     6,456.5
                                          __________  __________  __________
Other assets:
  Investments in affiliates                   286.6       235.9       239.3
  Sundry investments, deposits
   and other noncurrent assets                142.6       129.9       133.5
                                          __________  __________  __________
      Total other assets                      429.2       365.8       372.8
                                          __________  __________  __________
Property, plant and equipment
 at cost, less accumulated
 depreciation of $1687.9, $1564.1
 and $1435.8                                2,719.0     2,586.3     2,492.5

Brands, trademarks and goodwill, at
 cost less accumulated amortization         2,750.4     2,626.4     2,652.5
                                          __________  __________  __________
                                        $  12,515.6 $  10,721.8 $  11,974.3
                                          __________  __________  __________
                                          __________  __________  __________


The accompanying notes are an integral part of the consolidated financial statements.

                     CONAGRA, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS

                         (Dollars in Millions)


                                           NOV 27,     MAY 29,     NOV 28,
                                             1994        1994        1993
                                          __________  __________  __________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                         $   2,681.9 $     419.0 $   2,795.9
  Current installments of
   long-term debt                              61.0       120.7       116.4
  Accounts payable                          1,516.4     1,610.5     1,480.7
  Advances on sales                           177.2       914.9       274.9
  Payable to customers, clearing
   associations, etc.                         330.6       326.5       373.5
  Other accrued liabilities                 1,479.9     1,361.2     1,252.8
                                          __________  __________  __________
    Total current liabilities               6,247.0     4,752.8     6,294.2
                                          __________  __________  __________
Senior long-term debt, excluding
 current installments                       1,417.5     1,440.8     1,357.9

Other noncurrent liabilities                1,057.6     1,079.7     1,143.3

Subordinated debt                             766.0       766.0       766.0

Preferred securities of subsidiary
 company                                      275.0       100.0          -

Preferred shares subject to
 mandatory redemption                         355.6       355.6       355.9

Common stockholders' equity:
  Common stock of $5 par value,
   authorized 1,200,000,000 shares,
   issued 252,828,935, 252,726,783
   and 252,447,878                          1,264.1     1,263.6     1,262.2

  Additional paid-in capital                  402.1       338.0       311.5

  Retained earnings                         1,549.8     1,422.7     1,280.2

  Foreign currency translation
   adjustment                                 (16.9)      (33.1)      (36.8)

  Less treasury stock, at cost, common
   shares 4,727,587, 4,531,676
   and 4,686,622                             (122.3)     (117.2)     (121.3)
                                          __________  __________  __________
                                            3,076.8     2,874.0     2,695.8
  Less unearned restricted stock and
   value of 21,029,155, 22,286,481 and
   22,725,558 common shares held in EEF      (679.9)     (647.1)     (638.8)
                                          __________  __________  __________
    Total common stockholders' equity       2,396.9     2,226.9     2,057.0
                                          __________  __________  __________

                                        $  12,515.6 $  10,721.8 $  11,974.3
                                          __________  __________  __________
                                          __________  __________  __________



The accompanying notes are an integral part of the consolidated financial statements.

                  CONAGRA, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS

    (Dollars and shares in millions except per share amounts)


                                                   THIRTEEN WEEKS ENDED
                                                    NOV 27,     NOV 28,
                                                      1994        1993
                                                   __________  __________

Net sales                                        $   6,288.6 $   6,355.1
                                                   __________  __________
Costs and expenses:
  Cost of goods sold                                 5,392.3     5,525.8
  Selling, administrative and
   general expenses                                    575.2       537.2
  Interest expense, net                                 74.1        65.2
                                                   __________  __________
                                                     6,041.6     6,128.2
                                                   __________  __________
Income before equity in earnings of
 affiliates and income taxes                           247.0       226.9
Equity in earnings(loss) of affiliates                   2.8        (1.6)
                                                   __________  __________
Income before income taxes                             249.8       225.3
Income taxes                                            99.9        91.3
                                                   __________  __________
Net income                                             149.9       134.0
Less preferred dividends                                 6.0         6.0
                                                   __________  __________
Net income available for common stock            $     143.9 $     128.0
                                                   __________  __________
                                                   __________  __________


Earnings per common and common
 equivalent share                                $      0.63 $      0.56
                                                   __________  __________
                                                   __________  __________




Weighted average number of common
 and common equivalent shares
 outstanding                                           229.3       228.8
                                                   __________  __________
                                                   __________  __________




Cash dividends declared per common
 share                                           $     0.208 $     0.180
                                                   __________  __________
                                                   __________  __________


The accompanying notes are an integral part of the consolidated financial statements.

                  CONAGRA, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS

    (Dollars and shares in millions except per share amounts)



                                                 TWENTY-SIX WEEKS ENDED
                                                    NOV 27,     NOV 28,
                                                      1994        1993
                                                   __________  __________

Net sales                                        $  12,534.5 $  12,042.5
                                                   __________  __________
Costs and expenses:
  Cost of goods sold                                10,899.1    10,555.5
  Selling, administrative and
   general expenses                                  1,120.3     1,026.9
  Interest expense, net                                142.8       127.6
                                                   __________  __________
                                                    12,162.2    11,710.0
                                                   __________  __________
Income before equity in earnings of
 affiliates and income taxes                           372.3       332.5
Equity in earnings of affiliates                         5.5         3.5
                                                   __________  __________
Income before income taxes                             377.8       336.0
Income taxes                                           151.1       134.4
                                                   __________  __________
Net income                                             226.7       201.6
Less preferred dividends                                12.0        12.0
                                                   __________  __________
Net income available for common stock            $     214.7 $     189.6
                                                   __________  __________
                                                   __________  __________


Earnings per common and common
 equivalent share                                $      0.94 $      0.83
                                                   __________  __________
                                                   __________  __________




Weighted average number of common
 and common equivalent shares
 outstanding                                           228.9       229.5
                                                   __________  __________
                                                   __________  __________




Cash dividends declared per common
  share                                          $     0.388 $     0.335
                                                   __________  __________
                                                   __________  __________


The accompanying notes are an integral part of the consolidated financial statements.

                      CONAGRA, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in Millions)


                                                     TWENTY-SIX WEEKS ENDED
                                                       NOV 27,     NOV 28,
Decrease in Cash and Cash Equivalents                    1994        1993
                                                      __________  __________
Cash flows from operating activities:
  Net income                                         $    226.7 $     201.6
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and other amortization                   153.0       148.7
    Goodwill amortization                                  34.6        36.6
    Provision for losses on accounts receivable            19.0        15.5
    Undistributed earnings of affiliates                   (5.5)       (3.5)
    Issuance of common stock in connection with
     management incentive plans                             7.3         3.0
    Other noncash items, primarily interest                 0.7         1.7
    Change in assets and liabilities before
     effects from business acquisitions:
      Accounts receivable                                (772.2)     (910.1)
      Inventory                                          (683.2)     (996.8)
      Prepaid expenses                                    (13.1)      (20.7)
      Accounts payable and other liabilities             (773.6)     (382.8)
      Accrued Interest and income taxes                    29.4        35.6
                                                      __________  __________
  Net cash flows from operating activities             (1,776.9)   (1,871.2)
                                                      __________  __________
Cash flows from investing activities:
  Sale of property, plant and equipment                     5.6        15.0
  Additions to property, plant and equipment             (175.1)     (155.9)
  (Increase)decrease in investment in affiliates          (31.7)        0.3
  Payment for business acquisitions                      (322.3)         -
  Decrease in notes receivable-Monfort Finance
   Company                                                 54.9         9.5
  Other items                                             (10.3)       (2.9)
                                                      __________  __________
  Net cash flows from investing activities               (478.9)     (134.0)
                                                      __________  __________
Cash flows from financing activities:
  Net short term borrowings                             2,262.9     2,223.1
  Decrease in accounts receivable sold                   (100.0)     (100.0)
  Proceeds from exercise of employee stock
   options                                                 10.0         4.4
  Cash dividends paid                                     (97.2)      (82.7)
  Repayment of long-term debt                             (84.2)     (120.4)
  Treasury stock purchases                                   -       (105.4)
  Issuance of preferred securities of
   a subsidiary company                                   175.0          -
  Employee Equity Fund stock transactions                   9.0         8.9
  Other items, primarily reduction of other
   noncurrent liabilities                                 (26.7)       (4.4)
                                                      __________  __________
  Net cash flows from financing activities              2,148.8     1,823.5
                                                      __________  __________
Net decrease in cash & cash equivalents                  (107.0)     (181.7)
Cash and cash equivalents at beginning of year            166.4       257.0
                                                      __________  __________
Cash and cash equivalents at end of period           $     59.4 $      75.3
                                                      __________  __________
                                                      __________  __________


The accompanying notes are an integral part of the consolidated financial statements.

                 CONAGRA, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                      NOVEMBER 27, 1994


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

(2)    The composition of inventories is as follows (in
       millions):
                                     NOV 27,   MAY 29,   NOV 28,
                                      1994      1994      1993
                                    _________ _________ _________
       Hedged commodities         $  1,035.2 $   723.4 $ 1,127.3
       Food products and livestock   1,333.9   1,260.7   1,301.3
       Agricultural chemicals,
        fertilizer and feed            422.8     322.6     399.2
       Retail merchandise              188.7     176.0     170.7
       Other, principally
        ingredients and supplies       634.2     401.7     520.7
                                    _________ _________ _________
                                  $  3,614.8 $ 2,884.4 $ 3,519.2
                                    _________ _________ _________
                                    _________ _________ _________

(3) On August 1, 1994, the Company purchased the frozen foods business of Universal Foods Corporation for approximately $163 million in cash plus contingent consideration which has now been determined to be $39 million. Universal Foods Frozen Foods Division, known in the marketplace as Universal Frozen Foods, produces frozen potato products for U.S. and international markets. Headquartered in Boise,
       Idaho, the division operates processing facilities in Idaho, Oregon and Washington, employing about
       2,000 people. Division sales in the September 1993 fiscal year were $268 million.

       On September 16, 1994, the Company acquired MC Retail Foods for approximately $159 million in cash. MC Retail Foods is a marketer of premium quality frozen foods distributed to retail supermarkets under the Marie Callender's brand name. MC Retail Foods sells a wide variety of frozen prepared meals, pot pies and fruit cobblers. MC Retail Foods annual sales in 1993 were $103 million.

(4) At November 27, 1994, the Company had equity interests in Saprogal (100%), Sapropor (99%) and Trident Seafoods Corporation (50%). Prior to the second quarter of fiscal 1994, the Company's 50% interest in Australia Meat Holdings Pty. Ltd. (AMH), an Australian beef processor, was stated at equity. During the second quarter of fiscal 1994, the ownership interest in AMH was increased to approximately 91% and the accounts of AMH have been consolidated.


(5) Following is a condensed statement of common stockholders' equity (in millions):

<captions>
                                                                           Unearned
                                Add'l                 Foreign              Restricted
                    Common     Paid-In    Retained     Curr     Treasury     & EEF
                     Stock     Capital    Earnings  Trns Adj      Stock      Stock       Total
                   _________  _________   _________  _________  _________  _________   _________
Balance 5/29/94  $  1,263.6 $    338.0  $  1,422.7 $    (33.1)$   (117.2)$   (647.1) $  2,226.9


Shares issued in
 connection with
 employee stock
 option and
 incentive plans        0.4       (6.1)                             (5.1)      28.1        17.3

Shares issued in
 connection with
 acquisitions           0.1        0.3                                                      0.4

Other share
 activity
 associated with
 Employee Equity
 Fund                             69.9                                        (60.9)        9.0
Foreign currency
 translation
 adjustment                                              16.2                              16.2

Cash dividends
 declared                                    (99.6)                                       (99.6)

Net income                                   226.7                                        226.7
                   _________  _________   _________  _________  _________  _________   _________
Balance 11/27/94 $  1,264.1 $    402.1  $  1,549.8 $    (16.9)$   (122.3)$   (679.9) $  2,396.9
                   _________  _________   _________  _________  _________  _________   _________
                   _________  _________   _________  _________  _________  _________   _________


(6) With respect to operations of the Company excluding the transaction discussed below, there was no litigation at November 27, 1994 which, in the opinion of management, would have a material adverse effect on the financial position of the Company.

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


            CONAGRA, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and operating results for the periods included in the accompanying consolidated condensed financial statements. Results for the fiscal 1995 second quarter and first half are not necessarily indicative of results which may be attained in the future.

               FINANCIAL CONDITION

During the first half of fiscal 1995, the Company's capital investment (working capital plus noncurrent assets) increased $299.6 million. Working capital decreased
$20.5 million and noncurrent assets increased $320.1 million. The increase in noncurrent assets is primarily due to the acquisitions of Universal Frozen Foods and MC Retail
Foods (See Note 3). Other purchases of property, plant and equipment were funded by cash flow from operations and borrowings of the proceeds of the issuance of preferred securities of a subsidiary company.

Versus the same period last year, property, plant and equipment and brands, trademarks and goodwill increased
$324.4 million, mainly as the result of acquisitions. This was funded by a combination of operating cash flow and borrowings of the proceeds of the issuance of preferred securities of a subsidiary company.

The Company's objective is that senior long-term debt normally will not exceed 30 percent of total long-term debt plus equity. At November 27, 1994, senior long-term debt was 27 percent of total long-term debt plus equity compared to 30 percent at May 29, 1994 and 30 percent at November 28, 1993.

               OPERATING RESULTS

A summary of the period to period increases (decreases) in the principal components of operations is shown below
(dollars in millions, except per share amounts).

                               COMPARISON OF THE PERIODS ENDED
                              NOV. 27, 1994 & NOV. 28, 1993
                             THIRTEEN WEEKS  TWENTY-SIX WEEKS
                             DOLLARS     %   DOLLARS     %
                             ________________________________

Net sales                      (66.5)   (1.0)  492.0     4.1

Cost of goods sold            (133.5)   (2.4)  343.6     3.3

Gross profit                    67.0     8.1   148.4    10.0

Selling, administrative
 and general expense            38.0     7.1    93.4     9.1

Interest expense, net            8.9    13.7    15.2    11.9

Income before equity in
 earnings of affiliates and
 income taxes                   20.1     8.9    39.8    12.0

Equity in earnings of
 affiliates (See Note 4)         4.4     NM*     2.0    57.1

Income before income taxes      24.5    10.9    41.8    12.4

Income taxes                     8.6     9.4    16.7    12.4

Net income                      15.9    11.9    25.1    12.5

Earnings per common and common
 equivalent share               0.07    12.5    0.11    13.3

   *Not Measurable


The decrease in ConAgra's fiscal 1995 second quarter net sales was mainly due to the adjustment in fiscal 1994 for ConAgra's increased investment in Australia Meat Holdings
(AMH). ConAgra increased its interest in AMH from 50 percent to 91 percent at the end of fiscal 1994's second quarter. Because the transaction was effective as of the beginning of the fiscal year, fiscal 1994 second quarter results include AMH's first half sales versus only second quarter sales in fiscal 1995's second quarter results.
First half results are on the same basis for the two years.
Lower raw materials costs passed through as lower selling prices in U.S. Meat Products operations also constrained sales dollars growth in fiscal 1995's second quarter and first half.

In the Company's largest industry segment, Prepared Foods, the Meat, Grocery and Diversified Products businesses contributed to an operating profit gain in fiscal 1995's second quarter and first half.

In Meat Products, operating improvements and industry conditions supported better margins in U.S. fresh beef and pork products during this year's second quarter and first half. Beef earnings were down in Australia due to unfavorable industry conditions. In branded packaged meats, Armour Swift-Eckrich's unit volumes were up and earnings increased, but earnings declined in two specialty products businesses. Earnings moved up in the cheese products business.

In Grocery Products, the consumer frozen foods business reported unit volume growth and an operating profit gain in the second quarter and first half. Acquiring the Marie
Callender's business in the second quarter added a line of premium branded frozen foods with annual sales over $100 million. Unit volume growth also contributed to Hunt-Wesson's operating profit growth.

In Diversified Products, second quarter and first half operating profit growth was led by earnings gains in the potato products business, in part due to the acquisition of Universal Frozen Foods during this year's first quarter.

Operating profit was down in turkey products and chicken products, a business undergoing extensive restructuring to improve longer-term results.

The Company's Trading and Processing industry segment registered operating profit increases in the second quarter and first half. The increases were driven by several businesses including international fertilizer operations, offshore processing and grain merchandising, partially offset by losses in the dried fruit and nuts business.

In ConAgra's Agri-Products industry segment, operating profit increased modestly in the second quarter and moderately in the first half. In the crop protection chemicals and fertilizer distribution business, operating profit was down in the second quarter and up in the first half.

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

As noted above, the Company increased its interest in AMH
(see Note 4) from 50 percent to approximately 91 percent at the end of fiscal 1994's second quarter. Second quarter fiscal 1994 results include AMH's first half results on a consolidated basis and reversal of AMH's first quarter contribution to equity in earnings of affiliates. For this reason, fiscal 1994's second quarter equity in earnings of affiliates was lower than fiscal 1995's.

ConAgra is in the process of divesting certain non-core businesses. In October, 1994, the Company sold its Consumer Direct (direct mail marketing) business to Hickory Farms of Ohio. In December, 1994 the Company sold
Dyno Merchandise, Inc. (a home sewing accessories business) to Dyno Corporation, a newly formed corporation owned by BT Capital Corporation and Dyno's management.
Also, in December, 1994 the Company sold Geldermann, Inc.
(a financial services business) to ED&F Man Group PLC.
Sales and earnings of the businesses divested, and identified for divestiture, account for less than 5% of ConAgra's total sales and earnings and are not material to ConAgra's results of operations. The planned divestitures are expected to produce an insignificant net gain over book value.



                 CONAGRA, INC. AND SUBSIDIARIES
                   PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (A)  EXHIBITS.

               10.1 - Form of Employment Agreement between ConAgra and each of Messrs. DiFonzo, Manuel, Willensky and Womack, incorporated by reference to Exhibit 10.4 of ConAgra's Annual Report on Form 10-K for the fiscal year ended May 29, 1994.

               12  -     Statement regarding computation of ratio
                         of earnings to fixed charges, and ratio
                         of earnings to combined fixed charges and preferred dividends.

               27   -    Financial data schedule.

          (B)  REPORTS ON FORM 8-K.

               ConAgra did not file any reports on Form 8-K during the fiscal quarter ended November 27, 1994.

                                   CONAGRA, INC.


                                   By: /s/ Stephen L. Key
                                      _____________________________
                                      Stephen L. Key
                                      Executive Vice President and
                                        Chief Financial Officer

                                   By: /s/ Kenneth DiFonzo
                                      _____________________________
                                      Kenneth DiFonzo
                                      Vice President, Controller

Dated this 6th day of January, 1995.

                          EXHIBIT INDEX


EXHIBIT        DESCRIPTION                                    PAGE

 10.1     -    Form of Employment Agreement between
               ConAgra and each of Messrs. DiFonzo,
               Manuel, Willensky and Womack, incorporated by reference to Exhibit 10.4 of ConAgra's
               Annual Report on Form 10-K for the fiscal year ended May 29, 1994.

 12       -    Statement regarding computation of ratio
               of earnings to fixed charges, and ratio of
               earnings to combined fixed charges and
               preferred dividends...........................