Form 10-Q
period 1995-02-26
CONAGRA INC /DE/
filed 1995-04-10
CIK 23217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended February 26, 1995

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

Yes    X                 No
    _______                 _______

Number of shares outstanding of issuer's common stock, as of March 26, 1995 was 245,391,887

                   PART I - FINANCIAL INFORMATION

                   CONAGRA, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS

                       (Dollars in Millions)


                                         FEB 26,   MAY 29,   FEB 27,
                                          1995      1994      1994
                                        _________ _________ _________
ASSETS
Current assets:
  Cash and cash equivalents            $   111.0 $   166.4 $    76.2
  Receivables, less allowance for
   doubtful accounts of $67.2, $55.9
   and $62.5                             2,101.2   1,589.6   2,293.8
  Margin deposits and segregated
   funds                                      -      286.0     321.2
  Inventory:
    Hedged commodities                   1,049.6     723.4     978.2
    Other                                2,604.6   2,161.0   2,363.7
                                        _________ _________ _________
      Total inventory                    3,654.2   2,884.4   3,341.9
  Prepaid expenses                         237.7     216.9     208.8
                                        _________ _________ _________
      Total current assets               6,104.1   5,143.3   6,241.9
                                        _________ _________ _________
Other assets:
  Investments in affiliates                273.6     235.9     240.0
  Sundry investments, deposits
   and other noncurrent assets             147.9     129.9     129.3
                                        _________ _________ _________
      Total other assets                   421.5     365.8     369.3
                                        _________ _________ _________
Property, plant and equipment
 at cost, less accumulated
 depreciation of $1733.3, $1564.1
 and $1528.0                             2,739.5   2,586.3   2,524.8

Brands, trademarks and goodwill, at
 cost less accumulated amortization      2,776.1   2,626.4   2,645.7
                                        _________ _________ _________
                                       $12,041.2 $10,721.8 $11,781.7
                                        _________ _________ _________
                                        _________ _________ _________


The accompanying notes are an integral part of the consolidated financial statements.

                     CONAGRA, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS

                         (Dollars in Millions)


                                         FEB 26,   MAY 29,   FEB 27,
                                          1995      1994      1994
                                        _________ _________ _________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                        $ 2,054.5 $   419.0 $ 2,629.7
  Current installments of
   long-term debt                           55.4     120.7     107.6
  Accounts payable                       1,666.2   1,610.5   1,509.2
  Advances on sales                        222.8     914.9     198.3
  Payable to customers, clearing
   associations, etc.                         -      326.5     397.7
  Other accrued liabilities              1,500.5   1,361.2   1,234.6
                                        _________ _________ _________
    Total current liabilities            5,499.4   4,752.8   6,077.1
                                        _________ _________ _________
Senior long-term debt, excluding
 current installments                    1,399.5   1,440.8   1,308.4

Other noncurrent liabilities             1,099.7   1,079.7   1,145.5

Subordinated debt                          750.0     766.0     766.0

Preferred securities of subsidiary
 company                                   525.0     100.0        -

Preferred shares subject to
 mandatory redemption                      355.6     355.6     355.6

Common stockholders' equity:
  Common stock of $5 par value,
   authorized 1,200,000,000 shares,
   issued 252,843,405, 252,726,783
   and 252,540,456                       1,264.2   1,263.6   1,262.7

  Additional paid-in capital               428.3     338.0     297.9

  Retained earnings                      1,615.1   1,422.7   1,337.5

  Foreign currency translation
   adjustment                              (53.9)    (33.1)    (31.2)

  Less treasury stock, at cost, common
   shares 5,804,673, 4,531,676
   and 4,504,620                          (155.8)   (117.2)   (116.6)
                                        _________ _________ _________
                                         3,097.9   2,874.0   2,750.3
  Less unearned restricted stock and
   value of 20,305,061, 22,286,481 and
   22,537,094 common shares held in EEF   (685.9)   (647.1)   (621.2)
                                        _________ _________ _________
    Total common stockholders' equity    2,412.0   2,226.9   2,129.1
                                        _________ _________ _________

                                       $12,041.2 $10,721.8 $11,781.7
                                        _________ _________ _________
                                        _________ _________ _________



The accompanying notes are an integral part of the consolidated financial statements.

                  CONAGRA, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS

    (Dollars and shares in millions except per share amounts)


                                                 THIRTEEN WEEKS ENDED
                                                  FEB 26,   FEB 27,
                                                   1995      1994
                                                 _________ _________

Net sales                                       $ 5,757.6 $ 5,581.3
                                                 _________ _________
Costs and expenses:
  Cost of goods sold                              4,918.1   4,825.4
  Selling, administrative and
   general expenses                                 569.3     518.8
  Interest expense, net                              72.2      67.1
                                                 _________ _________
                                                  5,559.6   5,411.3
                                                 _________ _________
Income before equity in earnings of
 affiliates and income taxes                        198.0     170.0
Equity in earnings(loss) of affiliates               (0.5)      1.1
                                                 _________ _________
Income before income taxes                          197.5     171.1
Income taxes                                         79.0      67.4
                                                 _________ _________
Net income                                          118.5     103.7
Less preferred dividends                              6.0       6.0
                                                 _________ _________
Net income available for common stock           $   112.5 $    97.7
                                                 _________ _________
                                                 _________ _________


Earnings per common and common
 equivalent share                               $    0.49 $    0.43
                                                 _________ _________
                                                 _________ _________




Weighted average number of common
 and common equivalent shares
 outstanding                                        229.6     227.3
                                                 _________ _________
                                                 _________ _________




Cash dividends declared per common
 share                                          $   0.207 $   0.180
                                                 _________ _________
                                                 _________ _________


The accompanying notes are an integral part of the consolidated financial statements.

                  CONAGRA, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS

    (Dollars and shares in millions except per share amounts)



                                                THIRTY-NINE WEEKS ENDED
                                                  FEB 26,   FEB 27,
                                                   1995      1994
                                                 _________ _________

Net sales                                       $18,292.1 $17,623.8
                                                 _________ _________
Costs and expenses:
  Cost of goods sold                             15,817.2  15,380.9
  Selling, administrative and
   general expenses                               1,689.6   1,545.7
  Interest expense, net                             215.0     194.7
                                                 _________ _________
                                                 17,721.8  17,121.3
                                                 _________ _________
Income before equity in earnings of
 affiliates and income taxes                        570.3     502.5
Equity in earnings of affiliates                      5.0       4.6
                                                 _________ _________
Income before income taxes                          575.3     507.1
Income taxes                                        230.1     201.8
                                                 _________ _________
Net income                                          345.2     305.3
Less preferred dividends                             18.0      18.0
                                                 _________ _________
Net income available for common stock           $   327.2 $   287.3
                                                 _________ _________
                                                 _________ _________


Earnings per common and common
 equivalent share                               $    1.43 $    1.26
                                                 _________ _________
                                                 _________ _________




Weighted average number of common
 and common equivalent shares
 outstanding                                        229.2     228.7
                                                 _________ _________
                                                 _________ _________




Cash dividends declared per common
  share                                         $   0.595 $   0.515
                                                 _________ _________
                                                 _________ _________


The accompanying notes are an integral part of the consolidated financial statements.

                      CONAGRA, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in Millions)


                                                THIRTY-NINE WEEKS ENDED
                                                     FEB 26,   FEB 27,
Decrease in Cash and Cash Equivalents                 1995      1994
                                                    _________ _________
Cash flows from operating activities:
  Net income                                      $    345.2 $   305.3
  Adjustments to reconcile net income to net
   cash used in operating activities:
    Depreciation and other amortization                222.0     217.7
    Goodwill amortization                               52.9      55.0
    Provision for losses on accounts receivable         26.2      20.6
    Undistributed earnings of affiliates                (5.0)     (4.6)
    Issuance of common stock in connection with
     management incentive plans                          4.3       4.6
    Other noncash items, primarily interest              1.5       2.2
    Change in assets and liabilities before
     effects from business acquisitions:
      Accounts receivable                             (632.4)   (893.3)
      Inventory                                       (724.9)   (819.5)
      Prepaid expenses                                 (24.1)    (20.7)
      Accounts payable and other liabilities          (500.8)   (404.4)
      Accrued Interest and income taxes                 11.7      51.7
                                                    _________ _________
  Net cash flows from operating activities          (1,223.4) (1,485.4)
                                                    _________ _________
Cash flows from investing activities:
  Sale of property, plant and equipment                 22.1      18.8
  Additions to property, plant and equipment          (282.1)   (249.4)
  Increase in investment in affiliates                 (34.6)     (0.9)
  Payment for business acquisitions                   (361.3)       -
  Net proceeds from sale of businesses                  80.3        -
  Decrease in notes receivable-Monfort Finance
   Company                                              67.7      26.8
  Other items                                          (31.0)     (6.6)
                                                    _________ _________
  Net cash flows from investing activities            (538.9)   (211.3)
                                                    _________ _________
Cash flows from financing activities:
  Net short term borrowings                          1,635.5   2,019.6
  Decrease in accounts receivable sold                (100.0)   (100.0)
  Proceeds from exercise of employee stock
   options                                              16.7       5.9
  Cash dividends paid                                 (146.3)   (129.4)
  Repayment of long-term debt                         (124.6)   (185.6)
  Treasury stock purchases                             (28.9)   (105.4)
  Issuance of preferred securities of
   a subsidiary company                                425.0        -
  Employee Equity Fund stock transactions               21.0       8.9
  Other items                                            8.5       1.9
                                                    _________ _________
  Net cash flows from financing activities           1,706.9   1,515.9
                                                    _________ _________
Net decrease in cash & cash equivalents                (55.4)   (180.8)
Cash and cash equivalents at beginning of year         166.4     257.0
                                                    _________ _________
Cash and cash equivalents at end of period        $    111.0 $    76.2
                                                    _________ _________
                                                    _________ _________


The accompanying notes are an integral part of the consolidated financial statements.


                  CONAGRA, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                       FEBRUARY 26, 1995


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

(2)    The composition of inventories is as follows (in
       millions):
                                   FEB 26,  MAY 29,  FEB 27,
                                     1995     1994     1994
                                   ________ ________ ________
       Hedged commodities         $1,049.6 $  723.4 $  978.2
       Food products and livestock 1,376.4  1,260.7  1,275.4
       Agricultural chemicals,
        fertilizer and feed          480.2    322.6    390.8
       Retail merchandise            188.7    176.0    167.6
       Other, principally
        ingredients and supplies     559.3    401.7    529.9
                                   ________ ________ ________
                                  $3,654.2 $2,884.4 $3,341.9
                                   ________ ________ ________
                                   ________ ________ ________

(3) On August 1, 1994, the Company purchased the frozen foods business of Universal Foods
       Corporation for approximately $202 million in cash.
       Universal Foods Frozen Foods Division, known in the marketplace as Universal Frozen Foods, produces frozen potato products for U.S. and international markets. Headquartered in Boise,
       Idaho, the division operates processing facilities in Idaho, Oregon and Washington, employing about
       2,000 people. Division sales in the September
       1993 fiscal year were $268 million.

       On September 16, 1994, the Company acquired MC Retail Foods for approximately $159 million in cash. MC Retail Foods is a marketer of premium quality frozen foods distributed to retail supermarkets under the Marie Callender's brand name. MC Retail Foods sells a wide variety of frozen prepared meals, pot pies and fruit cobblers. MC Retail Foods annual sales in 1993 were $103 million.

(4) In February 1995, ConAgra Capital L.C., controlled by two indirectly wholly-owned subsidiaries of ConAgra, Inc., issued 10.0 million 9.35% Series C
       Cumulative Preferred Securities (Class C
       Securities) at a price of $25 per security.
       ConAgra Capital, L.C. loaned the net proceeds to ConAgra, Inc. to be used for general corporate purposes.

       Dividends on the Class C Securities at the rate of 9.35% per annum are payable monthly commencing
       February 28, 1995.

       The Class C Securities are guaranteed on a limited basis by ConAgra, Inc. and, in certain limited circumstances, are exchangeable for debt securities of ConAgra, Inc. The Class C
       Securities are redeemable at the option of ConAgra
       Capital, L.C. (with ConAgra Inc.'s consent) in whole or in part, on or after February 29, 2000 at $25 per security plus accumulated and unpaid dividends to the date fixed for redemption.


(5) Following is a condensed statement of common stockholders' equity (in millions):

<captions>
                                                                                   Unearned
                                   Add'l                    Foreign                Restricted
                       Common     Paid-In       Retained      Curr      Treasury     & EEF
                       Stock      Capital       Earnings  Trns Adj       Stock       Stock         Total
                     __________  __________    __________  __________  __________  __________    __________
Balance 5/29/94    $  $1,263.6 $    $338.0   $  $1,422.7 $    ($33.1)$   ($117.2)$   ($647.1)  $  $2,226.9


Shares issued in
 connection with
 employee stock
 option and
 incentive plans           0.5        (9.2)                                 (9.7)       39.4          21.0

Shares issued in
 connection with
 acquisitions              0.1         0.3                                                             0.4

Purchase of
 treasury shares                                                           (28.9)                    (28.9)
Other share
 activity
 associated with
 Employee Equity
 Fund                                 99.2                                             (78.2)         21.0
Foreign currency
 translation
 adjustment                                                    (20.8)                                (20.8)

Cash dividends
 declared                                         (152.8)                                           (152.8)

Net income                                         345.2                                             345.2
                     __________  __________    __________  __________  __________  __________    __________
Balance 2/26/95    $  $1,264.2 $    $428.3   $  $1,615.1 $    ($53.9)$   ($155.8)$   ($685.9)  $  $2,412.0
                     __________  __________    __________  __________  __________  __________    __________
                     __________  __________    __________  __________  __________  __________    __________


(6) With respect to operations of the Company excluding the transaction discussed below, there was no litigation at February 26, 1995 which, in the opinion of management, would have a material adverse effect on the financial position of the Company.

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

(8)    In February 1995, the Company's Board of
       Director's authorized ConAgra to purchase up to 25 million shares of the Company's outstanding common stock from time to time in the open market over several years. As of March 31, 1995, the Company has purchased 2,523,600 shares at an aggregate cost of $83.1 million. Purchased shares may be used to replace shares issued for acquisitions and to meet obligations for employee incentive and benefit plans and conversion of the Company's
       Class E preferred stock, which is initially subject to call on August 14, 1995. ConAgra presently intends to call for redemption during calendar year 1995 some or all of the 14,195,495 outstanding shares of $25 Class E Cumulative
       Convertible Preferred Stock.

              CONAGRA, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and operating results for the periods included in the accompanying consolidated condensed financial statements. Results for the fiscal 1995 third quarter and first nine months are not necessarily indicative of results which may be attained in the future.

                 FINANCIAL CONDITION

During the first nine months of fiscal 1995, the Company's capital investment (working capital plus noncurrent assets) increased $572.8 million. Working capital increased
$214.2 million and noncurrent assets increased $358.6 million. The decrease in payables to customers and margin deposits and segregated funds from the prior year is the result of the sale of Geldermann, Inc. during the third quarter of fiscal 1995. The increase in noncurrent assets is primarily due to the acquisitions of Universal Frozen
Foods and MC Retail Foods (See Note 3). Cash flow from operations and borrowings of the proceeds of the issuance of preferred securities of a subsidiary company contributed to the working capital increase and funded other purchases of property, plant and equipment.

Versus the same period last year, property, plant and equipment and brands, trademarks and goodwill increased
$345.1 million, mainly as the result of acquisitions. This was funded by a combination of operating cash flow and borrowings of the proceeds of the issuance of preferred securities of a subsidiary company.

The Company's objective is that senior long-term debt normally will not exceed 30 percent of total long-term debt plus equity. At February 26, 1995, senior long-term debt was 26 percent of total long-term debt plus equity compared to 30 percent at May 29, 1994 and 29 percent at February 27, 1994.

                 OPERATING RESULTS

A summary of the period to period increases (decreases) in the principal components of operations is shown below
(dollars in millions, except per share amounts).

                                 COMPARISON OF THE PERIODS ENDED
                                FEB. 26, 1995 & FEB. 27, 1994
                               THIRTEEN WEEKS  THIRTY-NINE WEEKS
                               DOLLARS     %   DOLLARS     %
                               ________________________________

Net sales                        176.3     3.2   668.3     3.8

Cost of goods sold                92.7     1.9   436.3     2.8

Gross profit                      83.6    11.1   232.0    10.3

Selling, administrative
 and general expense              50.5     9.7   143.9     9.3

Interest expense, net              5.1     7.6    20.3    10.4

Income before equity in
 earnings of affiliates and
 income taxes                     28.0    16.5    67.8    13.5

Equity in earnings of
 affiliates                       (1.6)   NM*      0.4     8.7

Income before income taxes        26.4    15.4    68.2    13.4

Income taxes                      11.6    17.2    28.3    14.0

Net income                        14.8    14.3    39.9    13.1

Earnings per common and common
 equivalent share                 0.06    14.0    0.17    13.5

*Not Measurable


Sources of increased sales and expenses during the third quarter and first nine months included the crop protection chemical, consumer frozen foods and potato products businesses.

In the Company's largest industry segment, Prepared Foods, the Meat, Grocery and Diversified Products businesses contributed to an operating profit gain in fiscal 1995's third quarter and first nine months.

In Meat Products, operating improvements and industry conditions in Australia supported better margins in U.S.
fresh beef and pork products during this year's third quarter and first nine months. The beef business in Australia increased third quarter operating profit, but nine month earnings were down due to unfavorable first half industry conditions. Third quarter and nine month operating profit decreased in branded packaged meats, mainly due to lower earnings in two specialty products businesses. The cheese products business achieved earnings growth in both periods.

In Grocery Products, the consumer frozen foods business reported unit volume growth and an operating profit gain in the third quarter and first nine months. Healthy Choice was a major contributor to both volume and earnings growth in frozen foods. Hunt Wesson's operating profit was also up in the third quarter and first nine months.

In Diversified Products, third quarter and nine month operating profit growth was led by earnings gains in the potato products business, in part due to the acquisition of Universal Frozen Foods during this year's first quarter.

Operating profit decreased substantially in chicken products. During the third quarter, the chicken products business was moved into the Company's Refrigerated
Products group to help accelerate a return to acceptable results.

The Company's Trading and Processing industry segment registered operating profit increases in the third quarter and first nine months. The increases were driven by several businesses including specialty grain products, offshore processing, grain merchandising and international fertilizer operations, partially offset by losses in a business which is being discontinued.

In ConAgra's Agri-Products industry segment, operating profit increased in the third quarter and first nine months. Operating profit was up in the crop protection chemicals and fertilizer business, the segment's largest business.

The devaluation of the Mexican peso had a negative effect on the Company's investments and operating results in Mexico during the third quarter and fiscal year to date.

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

ConAgra is in the process of divesting certain non-core businesses. In October, 1994, the Company sold its Consumer Direct (direct mail marketing) business to Hickory Farms of Ohio. In December, 1994 the Company sold
Dyno Merchandise, Inc. (a home sewing accessories business) to Dyno Corporation, a newly formed corporation owned by BT Capital Corporation and Dyno's management.
Also, in December, 1994 the Company sold Geldermann, Inc.
(a financial services business) to ED&F Man Group PLC.
Sales and earnings of the businesses divested, and identified for divestiture, account for less than 5% of ConAgra's total sales and earnings and are not material to ConAgra's results of operations. The company expects that the ultimate gain/loss on the planned divestiture program will not be significant to the Company's results of operations.


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

          (B)  REPORTS ON FORM 8-K.

               ConAgra filed a report on Form 8-K dated
               February 11, 1995 reporting (i) action of ConAgra's board of directors on February 11, 1995 authorizing the Company to purchase up to 25,000,000 shares of its outstanding common stock from time to time in the open market over several years, (ii) ConAgra's current intention to call for redemption during calendar year 1995 some or all of the Company's Class E $25 Cumulative Convertible Preferred Stock subject to market considerations and Board approval, and (iii) the completion on February 2, 1995 of the sale of $250 million of 9.35% Series C Cumulative Preferred Securities by ConAgra Capital, L.C., which loaned the proceeds of the sale to ConAgra. ConAgra also filed a report on Form 8-K dated March 22, 1995 reporting that Stephen L. Key, Executive Vice President and Chief Financial Officer, was leaving the Company for personal reasons effective April 14, 1995.

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

Dated this 10 day of April, 1995.

                          EXHIBIT INDEX


EXHIBIT        DESCRIPTION                                    PAGE

   12     -    Statement regarding computation of ratio
               of earnings to fixed charges, and ratio
               of earnings to combined fixed charges
               and preferred dividends.......................