Form 10-K
period 1995-05-28
CONAGRA INC /DE/
filed 1995-08-24
CIK 23217

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-K

(Mark One)

		[x]	       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended May 28, 1995

                                      OR

		[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the transition period from _________ to _________

                         Commission File No. 1-7275


                                 CONAGRA, INC.
              (Exact name of registrant, as specified in charter)



A Delaware Corporation						                   47-0248710
(State of Incorporation)					                 	(I.R.S. Employer's Number)

One ConAgra Drive
Omaha, Nebraska						                          68102-5001
(Address of principal executive office)				    (Zip Code)

Registrant's telephone number, including area code		       (402) 595-4000

Securities Registered Pursuant to Section 12 (b) of the Act:

                                        							Name of Exchange on
Title of Each Class						                      Which Registered
Common Stock, $5.00 par value				              New York Stock Exchange
Preferred Stock Class E, Series 1,
   $25 Par Value		                             New York Stock Exchange

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

	 Yes __X__		No _____

Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's
knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   ___X__

At August 4, 1995, 242,486,592 common shares were outstanding. The aggregate market value of the voting stock (including common stock, $2.50 Class D Preferred Stock, and $25 Class E Preferred Stock) of ConAgra, Inc. held by non-affiliates on August 4, 1995, was approximately $9,582,020,017.

Documents incorporated by reference are listed on page 2.



Documents Incorporated by Reference

1.	Portions of the Registrant's Annual Report to Stockholders
   for the fiscal year ended May 28, 1995, are incorporated into Parts I, II and IV.

2.	Portions of the Registrant's definitive Proxy Statement filed for Registrant's 1995 Annual Meeting of Stockholders are incorporated into Part III.



PART I

ITEM 1.  BUSINESS

a)	General Development of Business

  	Nebraska Consolidated Mills Company, which was originally incorporated in Nebraska on September 29, 1919, changed its name to ConAgra, Inc. ("ConAgra" or the "Company") on February 25, 1971, and since December 5, 1975, has been incorporated in Delaware.

b)	Financial Information About Industry Segments

  	The Company's businesses are classified into three industry segments: Food Inputs & Ingredients, Refrigerated Foods and Grocery/Diversified Products. The contributions of each industry segment to net sales and operating profit, and the identifiable assets attributable to each industry segment set forth in Note 15 "Business Segments" on page 46 of the Company's 1995 Annual Report to Stockholders are incorporated herein by reference.

c)	Narrative Description of Business

  	The information set forth in the "Business Review" on pages 8 through 23 of the Company's 1995 Annual Report to Stockholders is incorporated herein by reference.

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

  	Quality control processes at principal manufacturing places emphasize applied research and technical services directed at product improvement and quality control. In addition, the Refrigerated Foods and the Grocery/Diversified Products segments conduct research activities related to the development of new products.

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

  	ConAgra and its subsidiaries have more than 90,000 employees, primarily in the United States.

d)	Foreign Operations

  	The information set forth in the "Business Review" on pages 8 through 23 of the Company's 1995 Annual Report to Stockholders is incorporated herein by reference. The Company is not engaged in material operations in foreign countries, nor are material portions of sales or revenues derived from customers in foreign countries.



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



ConAgra Locations

CONAGRA AGRI-PRODUCTS COMPANIES
Headquarters in Greeley, Colorado.

United Agri Products Companies
Headquarters in Greeley, Colorado.
Over 325 field sales, administration, warehouse, rail, formulation and joint venture locations in the United States, Canada, United Kingdom, Mexico and Chile. Businesses are involved with crop protection products, seed, liquid and dry fertilizer operations and one terminal facility.

ConAgra Retail Companies
Headquarters in Grand Island, Nebraska.
One hundred twenty five stores under the Country General, Wheelers, S&S, Sandvig's, Security Feed & Seed, Wheelers Town & Country, and Peavey Ranch and Home names in the states of Nebraska, Iowa, Kansas, Colorado, Wyoming, Montana, South Dakota, North Dakota, Oklahoma, Texas, California, Georgia, and Florida. Ninety two stores under the Northwest Fabrics and Crafts, and Rainbow Bay Crafts names operating in 25 states.

CONAGRA DIVERSIFIED PRODUCTS COMPANIES
Headquarters in Eden Prairie, Minnesota.

Arrow Industries, Inc.
Headquarters in Carrollton, Texas.
Eight plants in Texas, Tennessee, Arkansas and Georgia; eight charcoal kilns in Texas, Oklahoma, Louisiana and Arkansas.

ConAgra Pet Products Company
Headquarters in Omaha, Nebraska.
Manufacturing operations and distribution centers in Nebraska, Virginia, and Canada.

ConAgra Shrimp Companies/Singleton Seafood Company
Headquarters in Tampa, Florida.
Main processing plant in Florida; sales offices in Florida and Louisiana.

   	O'Donnell-Usen U.S.A.
 	  Headquarters in Tampa, Florida.
 	  Processing facilities in Tampa, Florida.

Lamb-Weston, Inc.
Headquarters in Kennewick, Washington.
Twelve plants in Idaho, Oregon, Washington, Minnesota and the
Netherlands. Product development facility in Richland, Washington. Export sales office in Portland, Oregon.

ConAgra Foods Ltd.
Manufacturers of microwave meals and snacks based in Manchester, England, supplying UK and other European countries.



CONAGRA GROCERY PRODUCTS COMPANIES
Headquarters in Fullerton, California.

ConAgra Frozen Foods
Headquarters in Omaha, Nebraska.
Seven plants in Arkansas, Iowa, Missouri and Virginia. Two broiler growing and processing complexes in Arkansas. Product development facility in Omaha.

Hunt-Wesson, Inc.
Headquarters in Fullerton, California.
Product development facility in Fullerton.  Facilities include
22 manufacturing plants, 14 distribution and customer service centers and 43 grocery and foodservice sales offices in 24 states and Canada serving:

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



CONAGRA REFRIGERATED FOODS COMPANIES
Headquarters in Geneva, Illinois.

Armour Swift-Eckrich
Headquarters in Downers Grove, Illinois.
Product development in Downers Grove and 28 plants in 20 states, processed meat plants in France, Portugal and Panama, and a food distribution center in Puerto Rico, serving:

   	Armour Swift-Eckrich Processed Meats Company

	  	Butterball Turkey Company

   	Decker Food Company

   	National Foods, Inc.

Australia Meat Holdings
Headquarters in Dinmore, Australia.
Fourteen plants and feedlots in Australia.

Beatrice Cheese Company
Headquarters in Waukesha, Wisconsin.
Fifteen facilities located in 9 states include natural and processed cheese manufacturing, direct and indirect retail and foodservice sales and cheese importing and aerosol.

ConAgra Fresh Meats Company
Headquarters in Greeley, Colorado.
Three plants in Idaho, Nebraska and Alabama and a feedlot in Idaho.

ConAgra Poultry Companies
Headquarters in El Dorado, Arkansas.

   	ConAgra Broiler Company
   	Headquarters in El Dorado, Arkansas.
   	Ten broiler growing and processing divisions in Alabama,
    Arkansas, Delaware, Georgia, Louisiana, Maryland 		and Puerto
    Rico.

   	Mott's & Foodservice
   	Headquarters in Birmingham, Alabama.
   	Two poultry processing plants in Kentucky and Mississippi.  Two
    further processing plants in Georgia and 		Alabama.

   	Professional Food Systems
   	Headquarters in El Dorado, Arkansas.
   	Twenty-three sales and distribution units in 13 states.

   	Country Skillet Catfish Company
   	Headquarters in Isola, Mississippi.
   	Processing operations (50-percent owned) in Isola and Belzoni, Mississippi.

   	ConAgra Asia-Pacific
   	Headquarters in Singapore.
   	Trading offices in Hong Kong, Singapore and Minneapolis.

Cook Family Foods, Ltd.
Headquarters in Lincoln, Nebraska.
Two plants in Nebraska and Kentucky.

E. A. Miller, Inc.
Headquarters in Hyrum, Utah.
Processing facilities in Utah and a feedlot in Idaho.

Monfort Beef and Lamb Company
Headquarters in Greeley, Colorado.
Ten plants in Colorado, Iowa, Kansas, Nebraska and Texas. Three feedlots in Colorado.

   	Monfort Finance Company
   	Headquarters in Greeley, Colorado.

   	Monfort Food Distribution Co.
   	Headquarters in Greeley, Colorado.
   	Thirty-one sales and distribution branches in 18 states.

Monfort International Sales Corporation
Headquarters in Greeley, Colorado.

Monfort Pork Company
Headquarters in Greeley, Colorado.
Three plants in Iowa, Minnesota and Kentucky.



CONAGRA TRADING & PROCESSING COMPANIES
Headquarters in Omaha, Nebraska.

ConAgra Flour Milling Company
Headquarters in Omaha, Nebraska.
Twenty-six flour mills in 14 states. Eight country elevators in South Dakota. Branded and private label flour, mixes and cornmeal products produced at plants in Alabama, Colorado and Texas. Six joint venture flour mills, two in the U.S. and four in Canada.

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

ConAgra Feed Company
Headquarters in Augusta, Georgia.
Three feed mills in three states.

ConAgra Commodity Services Company
Headquarters in Omaha, Nebraska.
Feed Ingredient Merchandising and ConAgra Energy Services
Offices in Omaha, Nebraska. Protein trading operation in Bremen, Germany.

United Specialty Food Ingredients Companies
Headquarters in Omaha, Nebraska.
Two dehydrated food ingredients plants and a research and development facility in Kentucky. A dehydrated food ingredients plant and animal feed ingredients plant in Minnesota. A spice plant and research and development facility in Illinois and seasoning plants in Massachusetts, Michigan and New Jersey, with support research and development facilities. A flavorings plant in New Jersey. Food ingredients distribution business headquarters in Iowa with distribution centers in Texas and Colorado. Chili products plants located in California (two), and New Mexico, and Santiago, Chile, with a research and development facility in California. A specialty marketing business with processed egg sales office in Mississippi, and food oils business headquarters in Texas.

ConAgra Grain Companies
Headquarters in Minneapolis, Minnesota.
ConAgra Grain Companies consist of a U.S. network of Peavey
Grain Merchandising offices and over 90 elevators plus river loading facilities, export elevators and barges.

ConAgra International Trading Companies
Headquarters in Minneapolis, Minnesota.
International trading offices in 10 countries, doing business as ConAgra International Fertilizer Co., ConAgra Wool Pty. Ltd.,
ConAgra International S.A., BDR (Agriculture) LTD., J.F. Braun and Camerican. Wool processing plants in Australia.

ConAgra Europe
Headquarters in Brussels, Belgium.
Poultry and animal feed plants in Portugal and Spain.

Molinos de Puerto Rico
Headquarters in San Juan, Puerto Rico.
Two feed plants, a flour mill and a dry corn mill in Puerto Rico.

Klein-Berger Company
Headquarters in Stockton, California.
Klein-Berger Company operates over 50 facilities processing and packaging beans in nine states and South America and seven facilities processing dried fruit and nuts in California. There is also one facility in California that processes walnuts.



ITEM 3.  LEGAL PROCEEDINGS

On August 14, 1990, ConAgra acquired Beatrice Company (Beatrice). As a result of the acquisition and the significant pre-acquisition tax and other contingencies of the Beatrice businesses and its former subsidiaries, the consolidated post-acquisition financial statements of ConAgra have reflected significant liabilities and valuation allowances associated with the estimated resolution of these contingencies.

Subsequent to the acquisition of Beatrice by ConAgra, the Internal Revenue Service completed its audit of the federal income tax returns of Beatrice and its predecessors for the fiscal years ended in 1985 through 1987 and issued an examining agent's report. The findings contained in the report were protested by Beatrice. Agreement was reached with the Internal Revenue Service regarding these matters in August 1995. This settlement resolves all deficiencies proposed by the Internal Revenue Service for 1987 and prior years, including deficiencies relating to previously filed carry-back claims. The settlement allowed ConAgra to better estimate the amounts of Beatrice state tax liabilities that will ultimately be paid to various state tax authorities, and the amounts of state tax and interest that will be deductible for federal income tax purposes. Prior to the settlement, ConAgra had recorded a valuation allowance against deferred tax assets of approximately $230.0 million due to uncertainties as to the ultimate realization of these assets.

As a result of the settlement, ConAgra has released the $230.0 million valuation allowance and has reduced noncurrent liabilities by $135.0 million, with a resulting reduction of goodwill associated with the Beatrice acquisition of $365.0 million. Federal income tax returns of Beatrice for fiscal years ended 1988, 1989 and 1990 and various state tax returns remain open. However, after taking into account the foregoing adjustments, management believes that the ultimate resolution of all remaining pre-acquisition Beatrice tax contingencies should not exceed the reserves established for such matters.

Beatrice is also engaged in various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by ConAgra. The environmental proceedings include litigation and administrative proceedings involving Beatrice's status as a potentially responsible party at 42 Superfund, proposed Superfund or state-equivalent sites. Beatrice has paid or is in the process of paying its liability share at 33 of these sites. Beatrice's known volumetric contribution exceeds 4% at seven of the sites. Beatrice has established substantial reserves for these matters. The environmental reserves are based on Beatrice's best estimate of its undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of Beatrice and other potentially responsible parties and Beatrice's prior experience in remediating sites. Management believes the ultimate resolution of such Beatrice legal and environmental contingencies should not exceed the reserves established for such matters.

ConAgra is party to a number of other lawsuits and claims arising out of the operation of its businesses. After taking into account liabilities recorded for all of the foregoing matters, management believes the ultimate resolution of such matters should not have a material adverse effect on ConAgra's financial condition, results of operation or liquidity.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	Not applicable.



                   EXECUTIVE OFFICERS OF THE REGISTRANT





											                                                         Year
											                                                         Assumed
											                                                         Present
Name				                Title & Capacity				              Age		     Office



Philip B. Fletcher		    Chairman of the Board and
                    				Chief Executive Officer			         62		      1993



Albert J. Crosson		     President and Chief Operating
                    				Officer, ConAgra Grocery
                        Products Companies				              64 	      1993

Kenneth W. DiFonzo		    Vice President and Controller		     43		      1994

Dwight J. Goslee		      Senior Vice President , Business
                    				Systems and Development, and
				                    Chief Information Officer		         45		      1995

Leroy O. Lochmann		     President and Chief Operating
                    				Officer, ConAgra Refrigerated
                    				Foods Companies			                  60		      1995

Thomas L. Manuel		      President and Chief Operating
                    				Officer, ConAgra Trading and
		                    		Processing Companies	             		48	      	1994

Floyd McKinnerney		     President and Chief Operating
                    				Officer, ConAgra Agri-Products
				                    Companies				                       58		      1987

T. Truxton Morrison		   Chairman, ConAgra International	    57		      1994

James P. O'Donnell		    Senior Vice President and
			                    	Chief Financial Officer	          		47      		1995

L. B. Thomas	         		Senior Vice President, Corporate
                    				Secretary and Risk Officer	        	59	      	1993

Gerald B. Vernon		      Senior Vice President,
                    				Human Resources	                  		54	      	1990

James D. Watkins	      	President and Chief Operating
                    				Officer, ConAgra Diversified
                    				Products Companies	               		47	      	1993

David R. Willensky		    Senior Vice President,
				                    Corporate Planning and Development  44		      1994




EXECUTIVE OFFICERS OF THE REGISTRANT (Continued)

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



PART II

ITEM 5.	  MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED
       	  STOCKHOLDERS MATTERS

Incorporated herein by reference to "Investor Information" on page 52 and Note 16 "Quarterly Results (Unaudited)" on page 47 of the Company's 1995 Annual Report to Stockholders.

ITEM 6.   SELECTED FINANCIAL DATA

Incorporated herein by reference to the five-year results on page 27 of the Company's 1995 Annual Report to Stockholders.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Incorporated herein by reference to "Management's Discussion &
Analysis" on pages 28 through 32 and "Objectives and Results" on pages 4 and 5 of the Company's 1995 Annual Report to
Stockholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of ConAgra, Inc. and Subsidiaries and Independent Auditors' Report set forth on pages 33 through 48 of the Company's 1995 Annual Report to Stockholders are incorporated herein by reference:

     Independent Auditors' Report

    	Consolidated Balance Sheets - May 28, 1995 and May 29, 1994

    	Consolidated Statements of Earnings - Years ended May 28, 1995, May 29, 1994, and May 30, 1993

    	Consolidated Statements of Common Stockholders' Equity - Years ended May 28, 1995, May 29, 1994, and May 30, 1993

    	Consolidated Statements of Cash Flows - Years ended May 28, 1995, May 29, 1994, and May 30, 1993

    	Notes to Consolidated Financial Statements

    	The supplementary data regarding quarterly results of
     operations set forth in Note 16 "Quarterly	Results
     (Unaudited)" on page 47 of the Company's 1995 Annual Report to
     Stockholders is	incorporated herein by reference.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    	None.



PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to "Board of Directors and Election" on pages 2 through 4 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on September 28, 1995. Information concerning all Executive Officers of the Company is included in Part I above.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference to (i) "Executive
Compensation" through "Benefit Plans - Retirement Programs" on pages 5 through 8, and (ii) information on director compensation on pages 4 and 5 of the Company's Proxy Statement for its Annual
Meeting of Stockholders to be held on September 28, 1995.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Incorporated herein by reference to "Voting Securities and Ownership by Certain Beneficial Owners" and "Voting Securities Owned by Executive Officers and Directors as of August 4, 1995" on page 2 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on September 28, 1995.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to (i) "Human Resources
Committee Interlocks and Insider Participation" on page 10, and
(ii) the last full paragraph of "Directors' Meetings and Compensation" on page 5, and (iii) the last two paragraphs of "Benefit Plans - Retirement Programs " on page 8 of the
Company's Proxy Statement for its Annual Meeting of Stockholders to be held on September 28, 1995.



PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

a)	List of documents filed as part of this report:

  	1.	Financial Statements

    		All financial statements of the company as set forth under
      Item 8 of this report on Form 10-K.

  	2.	Financial Statement Schedules

    		Schedule							                                             Page
    		Number  		          Description				                         Number

    		II	                 Valuation and Qualifying Accounts	      16

      All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements, notes thereto, or the Management's Discussion and Analysis section of the Company's 1995 Annual Report to
      Stockholders.

Separate financial statements of the registrant have been omitted because the registrant meets the requirements permitting omission.

   3. Exhibits

    		All exhibits as set forth on the Exhibit Index.

b)	Reports on Form 8-K

  	The Company filed a report on Form 8-K dated March 22, 1995 reporting the resignation of Stephen L. Key as chief financial officer, effective April 14, 1995.


Schedule II

                   CONAGRA, INC. AND SUBSIDIARIES

                 Valuation and Qualifying Accounts

Fifty-two weeks ended May 28, 1995, May 29, 1994 and May 30, 1993

                         (In millions)

				                   Balance at	    Additions       	Deductions   Balance at
				                    Beginning	 Charged			            from	       Close of
Description			          of Period to Income  Other (2) Reserves (1)	  Period



Year ended May 28, 1995:
  Allowance for doubtful
   receivables		          $55.9		    27.2		       .6		     19.8		       63.9

Year ended May 29, 1994:
  Allowance for doubtful
   receivables			         $47.5		    24.8		        -		     16.4		       55.9

Year ended May 30, 1993:
  Allowance for doubtful
   receivables			         $42.7		    17.2		      1.5		     13.9		       47.5



(1)	Bad debts charged off, less recoveries.
(2)	Beginning balances of reserve accounts of acquired businesses.


INDEPENDENT AUDITORS' REPORT





The Stockholders and Board of Directors
ConAgra, Inc.
Omaha, Nebraska


We have audited the consolidated financial statements of ConAgra, Inc. and subsidiaries as of May 28, 1995 and May 29, 1994, and for each of the three years (fifty-two weeks) in the period ended May 28, 1995, and have issued our report thereon dated July 28, 1995; such financial statements and report are incorporated by reference in this Form 10-K. Our audits also included the financial statement schedule of ConAgra, Inc. and subsidiaries, listed in Item14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






DELOITTE & TOUCHE LLP


Omaha, Nebraska
July 28, 1995


SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, ConAgra, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of August, 1995.

          CONAGRA, INC.

          /s/ Philip B. Fletcher
          ________________________________________
          Philip B. Fletcher
          Chairman and Chief Executive Officer

          /s/ James P. O'Donnell
          _______________________________________
          James P. O'Donnell
          Senior Vice President and
          Chief Financial Officer (Principal Financial Officer)

          /s/ Kenneth DiFonzo
          _______________________________________
          Kenneth DiFonzo
          Vice President, Controller (Principal Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 24th day of August, 1995.

/s/ Philip B. Fletcher
___________________________   Director
Philip B. Fletcher


C. M. Harper*                 Director
Robert A. Krane*              Director
Gerald Rauenhorst*            Director
Carl E. Reichardt*            Director
Ronald W. Roskens*            Director
Marjorie Scardino*            Director
Walter Scott, Jr.*            Director
William G. Stocks*            Director
Jane J. Thompson*             Director
Frederick B. Wells*           Director
Thomas R. Williams*           Director
Clayton K. Yeutter*           Director

* Philip B. Fletcher, by signing his name hereto, signs this Annual Report on behalf of each of the persons indicated. A Power-of-
Attorney authorizing Philip B. Fletcher to sign this Annual Report on Form 10-K on behalf of each of the indicated Directors of ConAgra, Inc. has been filed herein as Exhibit 24.


                         By: /s/ Philip B. Fletcher
                             __________________________________
                             Philip B. Fletcher
                             Attorney-In-Fact
                               EXHIBIT INDEX

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

  3.4          ConAgra's Bylaws, as amended.........................

  4.1          Rights Agreement dated July 10, 1986, with
               First Amendment thereto dated as of September 28,
               1989, and Certificates thereto dated December 1,
               1986, December 1, 1989 and December 2, 1991..........

  4.2 Amended and Restated Warrant to Purchase ConAgra Common Stock dated as of September 19, 1991, incorporated herein by reference to ConAgra's quarterly report on Form 10-Q for the quarter ended August 25, 1991.

  4.3          Documents establishing Series A, Series B and
               Series C of Preferred Securities of ConAgra
               Capital, L.L.C., incorporated herein by
               reference to ConAgra's current reports on Form 8-K dated June 8, 1994 and February 11, 1995.

 10.1 ConAgra's Amended and Restated Long-Term Senior Management Incentive Plan, Amendment thereto, and Operational Document, and Amendment thereto, incorporated herein by reference to Exhibit 10.1 of ConAgra's annual report on Form 10-K for the fiscal year ended May 31, 1992 and Exhibit 10.2 to ConAgra's annual report on form 10-K for the fiscal year ended May 29, 1994.

 10.2          Second Amendment to ConAgra's Long-Term Senior
               Management Incentive Plan Operational Document.......

 10.3 Form of Employment Agreement between ConAgra each of Messrs. Fletcher, Crosson, DiFonzo, Goslee, Lochmann, Manuel, McKinnerney, Richard Monfort, Truck Morrison, O'Donnell, Thomas, Vernon and Willensky, incorporated herein by reference to Exhibit 10.4 of ConAgra's annual report on Form 10-K for the fiscal year ended May 20, 1994 and Exhibit 10.1 of ConAgra's quarterly report on Form 10-Q for the quarter ended November 27, 1994.

 10.4 ConAgra's 1982 Stock Option Plan, with amendment thereto, incorporated herein by reference to
               Exhibit 10.6 ConAgra's annual report on
               Form 10-K for the fiscal year ended May 31, 1992.

 10.5 ConAgra's Employee Flexible Bonus Payment Plan, incorporated herein by reference to Exhibit 10.7
               ConAgra's annual report on Form 10-K for the fiscal year ended May 31, 1992.

 10.6 ConAgra's 1985 Stock Option Plan, with amendments thereto, incorporated herein by reference to Exhibit 10.8 ConAgra's annual report on Form 10-K for the fiscal year ended May 31, 1992 and Exhibit 10.8 of ConAgra's annual report on Form 10-K for the fiscal year ended May 30, 1993.

 10.7 ConAgra Non-Qualified CRISP Plan, incorporated herein by reference to Exhibit 10.9 of ConAgra's annual report on Form 10-K for the fiscal year ended May 29, 1994.

 10.8 ConAgra Non-Qualified Pension Plan, and First Amendment thereto, incorporated herein by reference to Exhibit 10.10 of ConAgra's annual report on Form 10-K for the fiscal year ended May 29, 1994.

 10.9 ConAgra Supplemental Pension and CRISP Plan for Change of Control, incorporated herein by reference to Exhibit 10.11 of ConAgra's annual report on Form 10-K for the fiscal year ended May 29, 1994.

 10.10 ConAgra Incentives and Deferred Compensation Change of Control Plan, incorporated herein by reference to Exhibit 10.12 of ConAgra's annual report on Form 10-K for the fiscal year ended May 29, 1994.

 10.11         ConAgra 1990 Stock Plan, and amendments thereto.......

 10.12         ConAgra Directors' Unfunded Deferred
               Compensation Plan, and First Amendment thereto........

 10.13 ConAgra Employee Equity Fund Trust Agreement, with Stock Purchase Agreement and Revolving Promissory Note executed in connection therewith, incorporated herein by reference to Exhibits A, B and C of ConAgra's current report on Form 8-K dated August 6, 1992.

 10.14         P. B. Fletcher Incentive Agreement dated July 15,
               1993, incorporated herein by reference to
               Exhibit 10.18 of ConAgra's annual report on Form 10-K for the fiscal year ended May 30, 1993.

 10.15 C. M. Harper Deferred Compensation Agreement, incorporated herein by reference to Exhibit 10.18 of ConAgra's annual report on Form 10-K for the fiscal year ended May 30, 1993.

 10.16 ConAgra Executive Annual Incentive Plan, incorporated herein by reference to Exhibit 10.20 of ConAgra's annual report on Form 10-K for the fiscal year ended May 29, 1994.

 11            Statement regarding computation of per share
                    earnings.........................................

 12            Statement regarding computation of ratio of
               earnings to fixed charges, and ratio of earnings
               to combined fixed charges and preferred
               dividends.............................................

 13            ConAgra's Annual Report to Stockholders for its
               fiscal year ended May 28, 1995........................

 21            Subsidiaries of ConAgra...............................

 23            Consent of Deloitte & Touche L.L.P.  .................

 24            Powers of Attorney....................................

 27            Financial Data Schedule...............................

Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to ConAgra's long-term debt are not filed with this Form 10-K. ConAgra will furnish a copy of any such long-term debt agreement to the Securities and Exchange Commission upon request.

Except for those portions of the ConAgra annual report to stockholders for its fiscal year ended May 28, 1995 (Exhibit 13) specifically incorporated by reference in this report on Form 10-K, such annual report is furnished solely for the information of the Securities and Exchange Commission and is not to be deemed "filed" as a part of this filing.

Items 10.1 through 10.16 are management contracts or compensatory plans filed as exhibits pursuant to Item 14(c) of Form 10-K.