Form 10-Q
period 1995-08-27
CONAGRA INC /DE/
filed 1995-10-10
CIK 23217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended August 27, 1995

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

Yes    X                 No
    _______                 _______

Number of shares outstanding of issuer's common stock, as of September 24, 1995 was 238,471,961



                   PART I - FINANCIAL INFORMATION

                   CONAGRA, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS

                       (Dollars in Millions)


                                         AUG 27,   MAY 28,    AUG 28,
                                          1995      1995       1994
                                        _________ _________  _________
ASSETS
Current assets:
  Cash and cash equivalents            $    92.2 $    60.0 $     42.1
  Receivables, less allowance for
   doubtful accounts of $61.3, $63.9
   and $67.0                             2,472.3   1,540.0    2,407.1
  Margin deposits and segregated
   funds                                      -          -      344.8
  Inventory:
    Hedged commodities                   1,037.9     925.4      716.5
    Other                                2,471.8   2,241.9    2,465.2
                                        _________ _________  _________
      Total inventory                    3,509.7   3,167.3    3,181.7
  Prepaid expenses                         401.5     372.9      239.3
                                        _________ _________  _________
      Total current assets               6,475.7   5,140.2    6,215.0
                                        _________ _________  _________
Property, plant and equipment
 at cost, less accumulated
 depreciation of $1800.5, $1741.8
 and $1629.7                             2,865.7   2,796.0    2,695.7

Brands, trademarks and goodwill, at
 cost less accumulated amortization      2,519.1   2,420.1    2,626.2
Other assets                               429.7     444.7      398.9
                                        _________ _________  _________
                                       $12,290.2 $10,801.0 $ 11,935.8
                                        _________ _________  _________
                                        _________ _________  _________


The accompanying notes are an integral part of the consolidated financial statements.

                     CONAGRA, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS

                         (Dollars in Millions)


                                         AUG 27,   MAY 28,    AUG 28,
                                          1995      1995       1994
                                        _________ _________  _________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                        $ 3,062.5 $      -  $  2,860.3
  Current installments of
   long-term debt                          108.1      47.9      124.1
  Accounts payable                       1,004.1   1,574.8    1,031.4
  Advances on sales                        190.2     856.6      110.8
  Payable to customers, clearing
   associations, etc.                         -         -       346.0
  Other accrued liabilities              1,463.1   1,485.6    1,303.7
                                        _________ _________  _________
    Total current liabilities            5,828.0   3,964.9    5,776.3
                                        _________ _________  _________
Senior long-term debt, excluding
 current installments                    1,664.2   1,770.0    1,423.9

Other noncurrent liabilities               920.4     940.8    1,065.1

Subordinated debt                          750.0     750.0      766.0

Preferred securities of subsidiary
 company                                   525.0     525.0      275.0

Preferred shares subject to
 mandatory redemption                      269.5     354.9      355.6

Common stockholders' equity:
  Common stock of $5 par value,
   authorized 1,200,000,000 shares,
   issued 252,922,486, 252,869,958
   and 252,791,925                       1,264.6   1,264.3    1,264.0

  Additional paid-in capital               513.7     409.9      426.7

  Retained earnings                      1,748.1   1,712.5    1,452.8

  Foreign currency translation
   adjustment                              (45.2)    (44.9)     (30.6)

  Less treasury stock, at cost, common
   shares 12,353,384, 7,172,312
   and 4,696,512                          (414.8)   (206.9)    (121.3)
                                        _________ _________  _________
                                         3,066.4   3,134.9    2,991.6
  Less unearned restricted stock and
   value of 18,239,477, 19,423,916 and
   21,544,551 common shares held in EEF   (733.3)   (639.5)    (717.7)
                                        _________ _________  _________
    Total common stockholders' equity    2,333.1   2,495.4    2,273.9
                                        _________ _________  _________

                                       $12,290.2 $10,801.0 $ 11,935.8
                                        _________ _________  _________
                                        _________ _________  _________



The accompanying notes are an integral part of the consolidated financial statements.

                  CONAGRA, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS

    (Dollars and shares in millions except per share amounts)


                                                 THIRTEEN WEEKS ENDED
                                                  AUG 27,   AUG 28,
                                                   1995      1994
                                                 _________ _________

Net sales                                       $ 6,436.4 $ 6,245.9
                                                 _________ _________
Costs and expenses:
  Cost of goods sold                              5,634.4   5,506.8
  Selling, administrative and
   general expenses                                 578.3     545.1
  Interest expense, net                              75.9      68.7
                                                 _________ _________
                                                  6,288.6   6,120.6
                                                 _________ _________
Income before equity in earnings of
 affiliates and income taxes                        147.8     125.3
Equity in earnings(loss) of affiliates               (0.2)      2.7
                                                 _________ _________
Income before income taxes                          147.6     128.0
Income taxes                                         60.5      51.2
                                                 _________ _________
Net income                                           87.1      76.8
Less preferred dividends                              5.1       6.0
                                                 _________ _________
Net income available for common stock           $    82.0 $    70.8
                                                 _________ _________
                                                 _________ _________


Earnings per common and common
 equivalent share                               $    0.36 $    0.31
                                                 _________ _________
                                                 _________ _________




Weighted average number of common
 and common equivalent shares
 outstanding                                        227.5     228.6
                                                 _________ _________
                                                 _________ _________




Cash dividends declared per common
 share                                          $   0.208 $   0.180
                                                 _________ _________
                                                 _________ _________


The accompanying notes are an integral part of the consolidated financial statements.

                      CONAGRA, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in Millions)


                                                THIRTEEN WEEKS ENDED
                                                     AUG 27,   AUG 28,
Increase (decrease in Cash and Cash Equivalents)      1995      1994
                                                    _________ _________
Cash flows from operating activities:
  Net income                                      $     87.1 $    76.8
  Adjustments to reconcile net income to net
   cash used in operating activities:
    Depreciation and other amortization                 87.2      77.9
    Goodwill amortization                               17.7      17.1
    Other noncash items (includes nonpension
      postretirement benefits)                          16.7      17.4
    Change in assets and liabilities before
     effects from business acquisitions             (2,600.0) (2,651.6)
                                                    _________ _________
  Net cash flows from operating activities          (2,391.3) (2,462.4)
                                                    _________ _________
Cash flows from investing activities:
  Sale of property, plant and equipment                  8.6       1.9
  Additions to property, plant and equipment          (120.9)    (76.6)
  Payment for business acquisitions                   (162.7)   (163.0)
  Decrease in notes receivable-Monfort Finance
   Company                                              39.8      64.8
  Other items                                            0.4     (31.9)
                                                    _________ _________
  Net cash flows from investing activities            (234.8)   (204.8)
                                                    _________ _________
Cash flows from financing activities:
  Net short term borrowings                          3,062.5   2,441.3
  Proceeds from exercise of employee stock
   options                                              17.4       5.4
  Cash dividends paid                                  (53.1)    (46.6)
  Repayment of long-term debt                          (46.5)    (14.0)
  Treasury stock purchases                            (311.6)       -
  Issuance of preferred securities of
   a subsidiary company                                   -      175.0
  Employee Equity Fund stock transactions                1.9       1.0
  Other items                                          (12.3)    (19.2)
                                                    _________ _________
  Net cash flows from financing activities           2,658.3   2,542.9
                                                    _________ _________
Net increase (decrease) in cash & cash equivalents      32.2    (124.3)
Cash and cash equivalents at beginning of year          60.0     166.4
                                                    _________ _________
Cash and cash equivalents at end of period        $     92.2 $    42.1
                                                    _________ _________
                                                    _________ _________


The accompanying notes are an integral part of the consolidated financial statements.

                 CONAGRA, INC. AND SUBSIDIARIES

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                      AUGUST 27, 1995


(1) The information furnished herein relating to interim periods has not been examined by independent Certified Public Accountants. In the opinion of management, all adjustments necessary for a fair statement of the results for the periods covered have been included. All such adjustments are of a normal recurring nature. The accounting policies followed by the Company, and additional footnotes, are set forth in the financial statements included in the Company's 1995 annual report, which report was incorporated by reference in Form 10-K for the fiscal year ended May 28, 1995.

(2)   The composition of inventories is as follows (in
      millions):
                                  AUG 27,  MAY 28,  AUG 28,
                                    1995     1995     1994
                                  ________ ________ ________
      Hedged commodities         $1,037.9 $  925.4 $  716.5
      Food products and livestock 1,253.8  1,232.2  1,386.0
      Agricultural chemicals,
       fertilizer and feed          583.8    323.1    499.8
      Retail merchandise            180.2    196.4    176.0
      Other, principally
       ingredients and supplies     454.0    490.2    403.4
                                  ________ ________ ________
                                 $3,509.7 $3,167.3 $3,181.7
                                  ________ ________ ________
                                  ________ ________ ________



(3) Following is a condensed statement of common stockholders' equity (in millions):

<captions>
                                                                                   Unearned
                                   Add'l                    Foreign                Restricted
                       Common     Paid-In       Retained      Curr      Treasury     & EEF
                       Stock      Capital       Earnings  Trns Adj       Stock       Stock         Total
                     __________  __________    __________  __________  __________  __________    __________
Balance 5/28/95    $  $1,264.3 $    $409.9   $  $1,712.5 $    ($44.9)$   ($206.9)$   ($639.5)  $  $2,495.4


Shares issued
  Employee stock
   options                 0.2         0.3                                   0.1        (0.1)          0.5

  EEF* stock option,
    incentive and
    other employee
    benefit plans                     (2.0)                                             32.3          30.3
 Fair market
   valuation of
   EEF shares                        126.2                                            (126.2)            -
 Acquisitions              0.1         0.4                                                             0.5

Conversion of
   preferred stock                   (21.1)                                106.5                      85.4
Shares acquired
   Incentive plans                                                          (2.9)        0.2          (2.7)
   Treasury shares
     purchased                                                            (311.6)                   (311.6)
Foreign currency
 translation
 adjustment                                                     (0.3)                                 (0.3)

Cash dividends
 declared                                          (51.5)                                            (51.5)

Net income                                          87.1                                              87.1
                     __________  __________    __________  __________  __________  __________    __________
Balance 8/27/95    $  $1,264.6 $    $513.7   $  $1,748.1 $    ($45.2)$   ($414.8)$   ($733.3)  $  $2,333.1
                     __________  __________    __________  __________  __________  __________    __________
                     __________  __________    __________  __________  __________  __________    __________
*Employee Equity Fund

(4) On August 14, 1990, ConAgra acquired Beatrice Company (Beatrice). As a result of the acquisition and the significant pre-acquisition tax and other contingencies of the Beatrice businesses and its former subsidiaries, the consolidated post-acquisition financial statements of ConAgra have reflected significant liabilities and valuation allowances associated with the estimated resolution of these contingencies.

      Subsequent to the acquisition of Beatrice by ConAgra, the Internal Revenue Service completed its audit of the federal income tax returns of Beatrice and its predecessors for the fiscal years ended in 1985 through 1987 and issued an examining agent's report. The findings contained in the report were protested by Beatrice. Agreement was reached with the Internal Revenue Service regarding these matters in August 1995. This settlement resolves all deficiencies proposed by the Internal Revenue Service for 1987 and prior years, including deficiencies relating to previously-filed carry-back claims. The settlement allowed ConAgra to better estimate the amounts of Beatrice state tax liabilities that will ultimately be paid to various state tax authorities, and the amounts of state tax and interest that will be deductible for federal income tax purposes. Prior to the settlement, ConAgra had recorded a valuation allowance against deferred tax assets of approximately $230.0 million due to uncertainties as to the ultimate realization of these assets.

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

      Beatrice is also engaged in various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by ConAgra. The environmental proceedings include litigation and administrative proceedings involving Beatrice's status as a potentially responsible party at 42 Superfund, proposed Superfund or state-equivalent sites. Beatrice has paid or is in the process of paying its liability share at 33 of these sites. Beatrice's known volumetric contribution exceeds 4% at seven of the sites. Beatrice has established substantial reserves for these matters. The environmental reserves are based on Beatrice's best estimate of its undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of Beatrice and other potentially liable responsible parties and Beatrice's prior experience in remediating sites. Management believes the ultimate resolution of such Beatrice legal and environmental contingenices should not exceed the reserves established for such matters.

      ConAgra is party to a number of other lawsuits and claims arising out of the operation of its businesses. After taking into account liabilities recorded for all of the foregoing matters, management believes the ultimate resolution of such matters should not have a material adverse effect on ConAgra's financial condition, results of operation or liquidity.

(5) Earnings per common and common equivalent share are calculated on the basis of the weighted average outstanding common shares and, when applicable, those outstanding options that are dilutive and after giving effect to the preferred stock dividend requirements. Fully diluted earnings per share did not differ significantly from primary earnings per share in any period presented.



              CONAGRA, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and operating results for the periods included in the accompanying consolidated condensed financial statements. Results for the fiscal 1996 first quarter are not necessarily indicative of results which may be attained in the future.

                 FINANCIAL CONDITION

During the first quarter of fiscal 1996, the Company's capital investment (working capital plus noncurrent assets) decreased $373.9 million. Working capital decreased
$527.6 million and noncurrent assets increased $153.7 million. The decrease in working capital resulted from an increase in notes payable due to a business acquisition and normal property, plant and equipment additions, and from treasury stock purchases (see below). The increase in notes payable was was also due to the normal seasonal increase in accounts receivable and inventory. The decrease in payables to customers and margin deposits and segregated funds from the prior year first quarter is the result of the sale of Geldermann, Inc. during the third quarter of fiscal 1995.
The increase in other noncurrent assets is primarily due to a business acquisition and normal additions to property, plant and equipment. Versus the same period last year, property, plant and equipment increased $170 million, mainly as the result of acquisitions. This increase was funded by a combination of operating cash flow and an increase in notes payable.

The Company's objective is that senior long-term debt normally will not exceed 30 percent of total long-term debt plus equity. At August 27, 1995, senior long-term debt was 30 percent of total long-term debt plus equity compared to 30 percent at May 28, 1995 and 28 percent at August 28, 1994.

The Company has indicated it intends to call some or all of its Class E $25.00 cumulative convertible preferred stock during calendar year 1995, subject to market conditions and director approval. As of September 26, 1995 the Company has purchased, in the open market, 14,436,587 shares of common stock at an aggregate cost of $516.8 million since February 1995. Such purchases are intended to cover the anticipated conversion of the Class E preferred stock.

On September 30, 1995 the Company commenced a tender offer for all outstanding common stock of Canada Malting Co.
Limited, one of the world's largest producers of malted barley. The tender offer is subject to certain conditions and is scheduled to expire October 31, 1995, subject to extension. If the tender offer is successful, the total amount required to purchase the common stock and pay related expenses is approximately U.S. $296.0 million.

                 OPERATING RESULTS

A summary of the period to period increases (decreases) in the principal components of operations is shown below
(dollars in millions, except per share amounts).

                                 COMPARISON OF THE PERIODS ENDED
                                AUG. 27, 1995 & AUG. 28, 1994
                                       THIRTEEN WEEKS
                                       DOLLARS     %
                                       ________________

Net sales                                190.5     3.1

Cost of goods sold                       127.6     2.3

Gross profit                              62.9     8.5

Selling, administrative
 and general expense                      33.2     6.1

Interest expense, net                      7.2    10.5

Income before equity in
 earnings of affiliates and
 income taxes                             22.5    18.0

Equity in earnings of
 affiliates                               (2.9)  NM*

Income before income taxes                19.6    15.3

Income taxes                               9.3    18.2

Net income                                10.3    13.4

Earnings per common and common
 equivalent share                         0.05    16.1

*Not Measurable


All three of ConAgra's industry segments, Food Inputs &
Ingredients, Refrigerated Foods and Grocery/Diversified
Products achieved operating profit growth in the first quarter of fiscal 1996 over fiscal 1995's first quarter.

Sources of increased sales and expenses during the first quarter included the international trading businesses, the grocery products companies and the potato products businesses.

In the Refrigerated Foods segment, a major contributor to the growth in operating profit was the fresh meat business as beef margins benefited from abundant raw materials and good demand. Branded packaged meats, turkey products and cheese products also contributed to earnings gains. Chicken products earnings declined, but are expected to improve as the year progresses.

In the Grocery/Diversified segment, all three major businesses contributed to first quarter operating profit growth. The growth in earnings in the Lamb-Weston potato products business was due, in part, to an acquisition last year. Healthy Choice products continued to contribute to the earnings growth in consumer frozen foods while Hunt Foods drove Hunt-Wesson's operating profit growth.

In the Food Inputs & Ingredients segment, the principal sources of first quarter operating profit growth were grain merchandising, international fertilizer marketing and management actions last year to eliminate unhealthy businesses. Grain processing earnings decreased due to weak flour milling results.
Crop input earnings declined as wet weather deferred pesticide and fertilizer sales from the first to second quarter. Specialty retailing earnings were down.

Acquisitions, as well as unit volume increases, contributed to ConAgra's first quarter sales growth, partially offset by the divestiture of non-core businesses and the weather-related decline in crop input sales.

Operating profit is based on net sales less all identifiable operating expenses and includes the related equity in earnings of companies included on the basis of the equity method of accounting. General corporate expense, interest expense (except financial businesses) income taxes and goodwill amortization are excluded from segment operations. For financial businesses, operating profit includes the effect of interest, which is a large element of their operating costs.

ConAgra's first quarter effective tax rate increased from 40 percent in fiscal 1995 to 41 percent in fiscal 1996 principally because of lower equity in earnings of affiliates. Weighted average shares outstanding decreased in fiscal 1996's first quarter over fiscal 1995's first quarter primarily as a result of common stock repurchases.
Preferred dividends decreased because of conversion of a portion of Class E preferred stock.

ConAgra is in the process of divesting certain non-core businesses. During fiscal 1995, ConAgra divested Consumer
Direct (direct mail marketing), Dyno Merchandise, Inc.
(home sewing accessories), Geldermann, Inc. (financial services), and Berliner & Marx, Inc. (meat products). In
July 1995, ConAgra also completed the sale of Petrosul
International (sulfur processing and marketing) and Alum
Rock Foodservice (cheese distribution). In October 1995,
ConAgra completed the sale of Omaha Vaccine (animal care products). Sales and earnings of the businesses divested and identified for divestiture are not material to ConAgra's results of operations. The company expects that the ultimate gain or loss on the divestiture program will not be significant to ConAgra's results of operations.

ConAgra is required to adopt SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived
Assets to be Disposed Of," no later than fiscal 1997.
ConAgra has not yet quantified the effect, if any, of implementation on the financial statements.


                 CONAGRA, INC. AND SUBSIDIARIES

                   PART II - OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

     ConAgra's annual meeting of stockholders was held on September 28, 1995. The stockholders elected four directors to serve three-year terms, approved ConAgra's 1995 Stock Plan, and ratified the appointment of Deloitte & Touche to examine ConAgra's financial statements. Voting on these items was as following:

     1.   ELECTION OF DIRECTORS.
                                        FOR       WITHHELD

          C. M. Harper             200,507,381    7,585,304
          Carl E. Reichardt        206,617,544    1,475,141
          Marjorie M. Scardino     206,321,727    1,770,985
          William G. Stocks        206,286,287    1,806,398


     2.   RATIFICATION OF ACCOUNTANTS

          FOR:                206,528,601
          AGAINST:                679,105
          ABSTAIN:                884,979
          BROKER/NON-VOTES:           -0-

     3.   APPROVAL OF CONAGRA'S 1995 STOCK PLAN

          FOR:                178,255,617
          AGAINST:             27,439,082
          ABSTAIN:              2,397,986
          BROKER/NON-VOTES:           -0-

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (A)  EXHIBITS.


               10.1 -    ConAgra 1995 Stock Plan

               12   -    Statement regarding computation of ratio
                         of earnings to fixed charges, and ratio
                         of earnings to combined fixed charges and preferred dividends.

               27   -    Financial Data Schedule.

          (B)  REPORTS ON FORM 8-K.

               ConAgra did not file any reports on Form 8-K for the quarter ended August 27, 1995.

                                   CONAGRA, INC.

                                   By: /s/ James P. O'Donnell
                                      ________________________
                                      James P. O'Donnell
                                      Senior Vice President and
                                        Chief Financial Officer

                                   By: /s/ Kenneth W. DiFonzo
                                      _____________________________
                                      Kenneth W. DiFonzo
                                      Vice President and Controller

Dated this 10 day of October, 1995.                          EXHIBIT INDEX


EXHIBIT        DESCRIPTION                                    PAGE


   10.1   -    ConAgra 1995 Stock Plan.......................

   12     -    Statement regarding computation of ratio
               of earnings to fixed charges, and ratio
               of earnings to combined fixed charges
               and preferred dividends.......................

   27     -    Financial Data Schedule.......................