Form 10-Q
period 1995-11-26
CONAGRA INC /DE/
filed 1996-01-10
CIK 23217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended November 26, 1995

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

Yes      X                 No
      _______                 _______

Number of shares outstanding of issuer's common stock, as of December 24, 1995 was 246,563,011.


                   PART I - FINANCIAL INFORMATION

                   CONAGRA, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS

                       (Dollars in Millions)


                                         NOV 26,   MAY 28,   NOV 27,
                                          1995      1995      1994
                                        _________ _________ _________
ASSETS
Current assets:
  Cash and cash equivalents            $    46.4 $    60.0 $    59.4
  Receivables, less allowance for
   doubtful accounts of $68.0, $63.9
   and $69.5                             2,530.7   1,540.0   2,410.8
  Margin deposits and segregated
   funds                                      -          -     293.6
  Inventory:
    Hedged commodities                   1,350.2     925.4   1,035.2
    Other                                2,610.8   2,241.9   2,579.6
                                        _________ _________ _________
      Total inventory                    3,961.0   3,167.3   3,614.8
  Prepaid expenses                         384.5     372.9     238.4
                                        _________ _________ _________
      Total current assets               6,922.6   5,140.2   6,617.0
                                        _________ _________ _________
Property, plant and equipment
 at cost, less accumulated
 depreciation of $1935.9, $1741.8
 and $1687.9                             3,239.4   2,796.0   2,719.0

Brands, trademarks and goodwill, at
 cost less accumulated amortization      2,564.9   2,420.1   2,750.4
Other assets                               449.3     444.7     429.2
                                        _________ _________ _________
                                       $13,176.2 $10,801.0 $12,515.6
                                        _________ _________ _________
                                        _________ _________ _________


The accompanying notes are an integral part of the consolidated financial statements.

                     CONAGRA, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS

                         (Dollars in Millions)


                                         NOV 26,   MAY 28,   NOV 27,
                                          1995      1995      1994
                                        _________ _________ _________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                        $ 3,112.6 $      -  $ 2,681.9
  Current installments of
   long-term debt                          129.0      47.9      61.0
  Accounts payable                       1,706.9   1,574.8   1,516.4
  Advances on sales                        209.1     856.6     177.2
  Payable to customers, clearing
   associations, etc.                         -         -      330.6
  Other accrued liabilities              1,452.7   1,485.6   1,479.9
                                        _________ _________ _________
    Total current liabilities            6,610.3   3,964.9   6,247.0
                                        _________ _________ _________
Senior long-term debt, excluding
 current installments                    1,727.0   1,770.0   1,417.5

Other noncurrent liabilities               904.4     940.8   1,057.6

Subordinated debt                          750.0     750.0     766.0

Preferred securities of subsidiary
 company                                   525.0     525.0     275.0

Preferred shares subject to
 mandatory redemption                       27.9     354.9     355.6

Common stockholders' equity:
  Common stock of $5 par value,
   authorized 1,200,000,000 shares,
   issued 252,957,072, 252,869,958
   and 252,828,935                       1,264.8   1,264.3   1,264.1

  Additional paid-in capital               410.8     409.9     402.1

  Retained earnings                      1,858.9   1,712.5   1,549.8

  Foreign currency translation
   adjustment                              (29.3)    (44.9)    (16.9)

  Less treasury stock, at cost, common
   shares 4,846,730, 7,172,312
   and 4,727,587                          (166.7)   (206.9)   (122.3)
                                        _________ _________ _________
                                         3,338.5   3,134.9   3,076.8
  Less unearned restricted stock and
   value of 17,541,528 19,423,916 and
   21,029,155 common shares held in EEF   (706.9)   (639.5)   (679.9)
                                        _________ _________ _________
    Total common stockholders' equity    2,631.6   2,495.4   2,396.9
                                        _________ _________ _________

                                       $13,176.2 $10,801.0 $12,515.6
                                        _________ _________ _________
                                        _________ _________ _________



The accompanying notes are an integral part of the consolidated financial statements.


                 CONAGRA, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS

    (Dollars and shares in millions except per share amounts)


                                                 THIRTEEN WEEKS ENDED
                                                  NOV 26,   NOV 27,
                                                   1995      1994
                                                 _________ _________

Net sales                                       $ 6,626.3 $ 6,288.6
                                                 _________ _________
Costs and expenses:
  Cost of goods sold                              5,677.4   5,392.3
  Selling, administrative and
   general expenses                                 591.6     575.2
  Interest expense, net                              77.6      74.1
                                                 _________ _________
                                                  6,346.6   6,041.6
                                                 _________ _________
Income before equity in earnings of
 affiliates and income taxes                        279.7     247.0
Equity in earnings of affiliates                      3.6       2.8
                                                 _________ _________
Income before income taxes                          283.3     249.8
Income taxes                                        116.2      99.9
                                                 _________ _________
Net income                                          167.1     149.9
Less preferred dividends                              3.5       6.0
                                                 _________ _________
Net income available for common stock           $   163.6 $   143.9
                                                 _________ _________
                                                 _________ _________


Earnings per common and common
 equivalent share                               $    0.72 $    0.63
                                                 _________ _________
                                                 _________ _________




Weighted average number of common
 and common equivalent shares
 outstanding                                        226.9     229.3
                                                 _________ _________
                                                 _________ _________




Cash dividends declared per common
 share                                          $   0.237 $   0.208
                                                 _________ _________
                                                 _________ _________


                  CONAGRA, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS

    (Dollars and shares in millions except per share amounts)



                                                TWENTY-SIX WEEKS ENDED
                                                  NOV 26,   NOV 27,
                                                   1995      1994
                                                 _________ _________

Net sales                                       $13,062.7 $12,534.5
                                                 _________ _________
Costs and expenses:
  Cost of goods sold                             11,311.8  10,899.1
  Selling, administrative and
   general expenses                               1,169.9   1,120.3
  Interest expense, net                             153.5     142.8
                                                 _________ _________
                                                 12,635.2  12,162.2
                                                 _________ _________
Income before equity in earnings of
 affiliates and income taxes                        427.5     372.3
Equity in earnings of affiliates                      3.4       5.5
                                                 _________ _________
Income before income taxes                          430.9     377.8
Income taxes                                        176.7     151.1
                                                 _________ _________
Net income                                          254.2     226.7
Less preferred dividends                              8.6      12.0
                                                 _________ _________
Net income available for common stock           $   245.6 $   214.7
                                                 _________ _________
                                                 _________ _________


Earnings per common and common
 equivalent share                               $    1.08 $    0.94
                                                 _________ _________
                                                 _________ _________




Weighted average number of common
 and common equivalent shares
 outstanding                                        227.2     228.9
                                                 _________ _________
                                                 _________ _________




Cash dividends declared per common
  share                                         $   0.445 $   0.388
                                                 _________ _________
                                                 _________ _________


The accompanying notes are an integral part of the consolidated financial statements.


                      CONAGRA, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in Millions)


                                                TWENTY-SIX WEEKS ENDED
                                                     NOV 26,   NOV 27,
Decrease in Cash and Cash Equivalents                 1995      1994
                                                    _________ _________
Cash flows from operating activities:
  Net income                                      $    254.2 $   226.7
  Adjustments to reconcile net income to net
   cash used in operating activities:
    Depreciation and other amortization                163.8     153.0
    Goodwill amortization                               36.0      34.6
    Other noncash items (includes nonpension
      postretirement benefits)                          27.7      21.5
    Change in assets and liabilities before
     effects from business acquisitions             (2,374.7) (2,212.7)
                                                    _________ _________
  Net cash flows from operating activities          (1,893.0) (1,776.9)
                                                    _________ _________
Cash flows from investing activities:
  Sale of property, plant and equipment                 31.9       5.6
  Additions to property, plant and equipment          (285.7)   (175.1)
  Payment for business acquisitions                   (454.0)   (322.3)
  Decrease in notes receivable-Monfort Finance
   Company                                              30.1      54.9
  Other items                                           26.1     (42.0)
                                                    _________ _________
  Net cash flows from investing activities            (651.6)   (478.9)
                                                    _________ _________
Cash flows from financing activities:
  Net short term borrowings                          3,084.2   2,262.9
  Decrease in accounts receivable sold                    -     (100.0)
  Proceeds from exercise of employee stock
   options                                              31.5      10.0
  Cash dividends paid                                 (105.9)    (97.2)
  Repayment of long-term debt                          (54.3)    (84.2)
  Treasury stock purchases                            (399.1)       -
  Issuance of preferred securities of
   a subsidiary company                                   -      175.0
  Employee Equity Fund stock transactions                7.5       9.0
  Other items                                          (32.9)    (26.7)
                                                    _________ _________
  Net cash flows from financing activities           2,531.0   2,148.8
                                                    _________ _________
Net decrease in cash & cash equivalents                (13.6)   (107.0)
Cash and cash equivalents at beginning of year          60.0     166.4
                                                    _________ _________
Cash and cash equivalents at end of period        $     46.4 $    59.4
                                                    _________ _________
                                                    _________ _________


The accompanying notes are an integral part of the consolidated financial statements.

                   CONAGRA, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                        NOVEMBER 26, 1995


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

(2)    The composition of inventories is as follows (in
       millions):
                                     NOV 26,    MAY 28,    NOV 27,
                                      1995       1995       1994
                                    _________  _________  _________
       Hedged commodities          $ 1,350.2 $    925.4 $  1,035.2
       Food products and livestock   1,341.3    1,232.2    1,333.9
       Agricultural chemicals,
        fertilizer and feed            465.8      323.1      422.8
       Retail merchandise              173.7      196.4      188.7
       Other, principally
        ingredients and supplies       630.0      490.2      634.2
                                    _________  _________  _________
                                   $ 3,961.0 $  3,167.3 $  3,614.8
                                    _________  _________  _________
                                    _________  _________  _________


(3) ConAgra acquired all outstanding common stock of Canada Malting Co. Limited, one of the world's largest producers of malted barley for approximately
       US$ 300 million, pursuant to a tender offer commenced in September 1995 and a statutory amalgamation completed in December 1995. In addition to being Canada's leading malt producer and exporter, Canada Malting Co. Limited has interests in malt producers in the United States, the United
       Kingdom, Argentina and Uruguay. Canada Malting is also the leading producer of mushrooms in Canada.
       Canada Malting's sales for the year ended December
       31, 1994 were Canadian $367 million.

(4) Following is a condensed statement of common stockholders' equity (in millions):

<captions>
                                                                                   Unearned
                                   Add'l                    Foreign                Restricted
                       Common     Paid-In       Retained      Curr      Treasury     & EEF
                       Stock      Capital       Earnings  Trns Adj       Stock       Stock         Total
                     __________  __________    __________  __________  __________  __________    __________
Balance 5/28/95    $  $1,264.3 $    $409.9   $  $1,712.5 $    ($44.9)$   ($206.9)$   ($639.5)  $  $2,495.4


Shares issued
  Employee stock
   option and incentive    0.3         1.1                                   0.1        (0.1)          1.4

  EEF* stock option,
    incentive and
    other employee
    benefit plans                     (1.9)                                             51.4          49.5
 Fair market
   valuation of
   EEF shares                        119.1                                            (119.1)            -
 Acquisitions              0.1         0.3                                                             0.4

Conversion of
   preferred stock         0.1      (117.7)                                444.6                     327.0
Shares acquired
   Incentive plans                                                          (5.4)        0.4          (5.0)
   Treasury shares
     purchased                                                            (399.1)                   (399.1)
Foreign currency
 translation
 adjustment                                                     15.6                                  15.6

Cash dividends
 declared                                         (107.8)                                           (107.8)

Net income                                         254.2                                             254.2
                     __________  __________    __________  __________  __________  __________    __________
Balance 11/26/95   $  $1,264.8 $    $410.8   $  $1,858.9 $    ($29.3)$   ($166.7)$   ($706.9)  $  $2,631.6
                     __________  __________    __________  __________  __________  __________    __________
                     __________  __________    __________  __________  __________  __________    __________
*Employee Equity Fund

(5) On August 14, 1990, ConAgra acquired Beatrice Company (Beatrice). As a result of the acquisition and the significant pre-acquisition tax and other contingencies of the Beatrice businesses and its former subsidiaries, the consolidated post-acquisition financial statements of ConAgra have reflected significant liabilities and valuation allowances associated with the estimated resolution of these contingencies.

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

       Beatrice is also engaged in various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by ConAgra. The environmental proceedings include litigation and administrative proceedings involving Beatrice's status as a potentially responsible party at 48 Superfund, proposed Superfund or state-equivalent sites. Beatrice has paid or is in the process of paying its liability share at 35 of these sites. Beatrice's known volumetric contribution exceeds 4% at seven of the sites. Beatrice has established substantial reserves for these matters. The environmental reserves are based on Beatrice's best estimate of its undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of Beatrice and other potentially liable responsible parties and Beatrice's prior experience in remediating sites. Management believes the ultimate resolution of such Beatrice legal and environmental contingenices should not exceed the reserves established for such matters.

       ConAgra is party to a number of other lawsuits and claims arising out of the operation of its businesses. After taking into account liabilities recorded for all of the foregoing matters, management believes the ultimate resolution of such matters should not have a material adverse effect on ConAgra's financial condition, results of operation or liquidity.

(6) On October 16, 1995 the company called for redemption on November 30, 1995 all of its Class E $25.00 cumulative convertible preferred stock. The redemption price is $25.76819 per share, representing $25.48225 per share of preferred stock plus accrued and unpaid dividends to and including November 30, 1995. Holders of the preferred stock, as an alternative to redemption prior to the redemption date, could convert each preferred share held into 1.017728 shares of the company's common stock. As of November 26, 1995, 13,077,319 shares of Class E preferred stock, at a par value of $327.0 million, had been converted into shares of common stock. Since February 1995, the Company has purchased, in the open market, 14,436,587 shares of common stock at an aggregate cost of $516.8 million to cover the conversion of the Class E preferred stock.

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


               CONAGRA, INC. AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and operating results for the periods included in the accompanying consolidated condensed financial statements. Results for the fiscal
1996 second quarter and first half are not necessarily indicative of results which may be attained in the future.

                  FINANCIAL CONDITION

During the first half of fiscal 1996, the Company's capital investment (working capital plus noncurrent assets) decreased $270.2 million. Working capital decreased
$863.0 million and noncurrent assets increased $592.8 million. The decrease in working capital resulted from an increase in notes payable due to business acquisitions and normal property, plant and equipment additions, and from treasury stock purchases. The increase in notes payable was also due to the normal seasonal increase in accounts receivable and inventory. The decrease in payables to customers and margin deposits and segregated funds from the prior year first half is the result of the sale of Geldermann, Inc. during the third quarter of fiscal 1995.
The increase in property, plant and equipment over second quarter of fiscal 1995 of $520.4 million is primarily due to business acquisitions and normal additions.


The Company's objective is that senior long-term debt normally will not exceed 30 percent of total long-term debt plus equity. At November 26,1995, senior long-term debt was 31 percent of total long-term debt plus equity compared to 30 percent at May 28,1995 and 27 percent at November 27,1994.


                  OPERATING RESULTS

A summary of the period to period increases (decreases) in the principal components of operations is shown below
(dollars in millions, except per share amounts).

                                  COMPARISON OF THE PERIODS ENDED
                                 NOV. 26, 1995 & NOV. 27, 1994
                                THIRTEEN WEEKS  TWENTY-SIX WEEKS
                                DOLLARS     %   DOLLARS     %
                                ________________________________

Net sales                         337.7     5.4   528.2     4.2

Cost of goods sold                285.1     5.3   412.7     3.8

Gross profit                       52.6     5.9   115.5     7.1

Selling, administrative
 and general expenses              16.4     2.9    49.6     4.4

Interest expense, net               3.5     4.7    10.7     7.5

Income before equity in
 earnings of affiliates and
 income taxes                      32.7    13.2    55.2    14.8

Equity in earnings of
 affiliates                         0.8    28.6    (2.1)  (38.2)

Income before income taxes         33.5    13.4    53.1    14.1

Income taxes                       16.3    16.3    25.6    16.9

Net income                         17.2    11.5    27.5    12.1

Earnings per common and common
 equivalent share                  0.09    14.3    0.14    14.9




All three of ConAgra's industry segments, Food Inputs &
Ingredients, Refrigerated Foods and Grocery/Diversified
Products increased operating profit in fiscal 1996's second quarter and first half versus the same periods in fiscal
1995.

Sources of increased sales and expenses during the second quarter and first half included the international trading businesses, the crop protection chemical business, the grain processing businesses, the pork business and the grocery products businesses. Those increases were partially offset by sales and expense declines in the red meat business and the Australian meat business. Acquisitions, as well as unit volume increases, contributed to ConAgra's second quarter and first half sales growth, partially offset by the divestiture of non-core businesses.

In the Grocery/Diversified segment, Hunt-Wesson and the Lamb-Weston potato products business achieved earnings growth in the second quarter and first half. Consumer Frozen Foods' operating profit declined in the second quarter but was up for the first half. Acquisitions contributed to the Grocery/Diversified segment's earnings growth in both periods.

In the Refrigerated Foods segment, second quarter and first half operating profit growth was driven by the U.S. beef business, turkey products and cheese products. Chicken products results improved in the second quarter and first half.
Operating profit declined in both periods in packaged meats, pork products and Australia beef.

In the Food Inputs & Ingredients industry segment, the principal sources of second quarter and first half operating profit growth were grain merchandising and management actions last year to eliminate unhealthy businesses. Crop input operating profit was up in both periods. Grain Processing operating profit was up in the second quarter but down in the first half. Specialty Retailing earnings declined in both periods.

Operating profit is based on net sales less all identifiable operating expenses and includes the related equity in earnings of companies included on the basis of the equity method of accounting. General corporate expense, interest expense (except financial businesses) income taxes and goodwill amortization are excluded from segment operating profit. For financial businesses, operating profit includes the effect of interest, which is a large element of their operating costs.

Weighted average shares outstanding decreased in fiscal 1996's second quarter and first half over the sames periods in fiscal
1995 primarily as a result of common stock repurchases.
Preferred dividends decreased because of the conversion of Class E preferred stock.

ConAgra is in the process of divesting certain non-core businesses and is planning a joint venture arrangement for a recently acquired business. During fiscal 1995, ConAgra divested Consumer Direct (direct mail marketing), Dyno
Merchandise, Inc. (home sewing accessories), Geldermann,
Inc. (financial services), and Berliner & Marx, Inc. (meat products). In July 1995, ConAgra also completed the sale of Petrosul International (sulfur processing and marketing) and Alum Rock Foodservice (cheese distribution). In October
1995 ConAgra completed the sale of Omaha Vaccine (animal care products). In November 1995 ConAgra completed the sale of Mott's-Blue Coach Foods (poultry products). Sales and earnings of the businesses divested and identified for divestiture are not material to ConAgra's results of operations. ConAgra continues to reevaluate the businesses identified for divestiture and changes may be made. In addition, ConAgra presently plans to joint venture its malting operations by selling up to 50% to a third party.
ConAgra presently expects the combined results of these activities will not be significant to ConAgra's results of operations.

ConAgra is required to adopt SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived
Assets to be Disposed Of," no later than fiscal 1997.
ConAgra has not yet quantified the effect, if any, of implementation on the financial statements.



                 CONAGRA, INC. AND SUBSIDIARIES

                   PART II - OTHER INFORMATION


ITEM 5.   OTHER INFORMATION.

     ConAgra gave notice on October 16, 1995 that it would redeem on November 30, 1995 all of the outstanding shares of its $25
Class E Cumulative Convertible Voting Preferred Stock ("Class E Preferred Stock") at a redemption price of $25.48225 per share plus accrued and unpaid dividends thereon to the redemption date. The notice stated that holders of the Class E Preferred Stock could elect to convert any or all of the shares to be redeemed into shares of ConAgra common stock at the rate of 1.017728 shares of common stock per share of preferred stock. The redemption transaction was completed on November 30, 1995. An aggregate of 14,177,159 shares of Class E Preferred Stock were converted into shares of Common Stock. An aggregate of 18,336 shares of Class E Preferred Stock were redeemed for cash.

     ConAgra gave notice on December 26, 1995 that it would redeem on January 30, 1996 all of the outstanding shares of its $2.50 Class D Cumulative Convertible Preferred Stock ("Class D Preferred Stock") at a redemption price of $25 per share plus accrued and unpaid dividends thereon to the redemption date. The notice stated that holders of the Class D Preferred Stock could elect to convert any or all of the shares to be redeemed into shares of ConAgra common stock at the rate of 6.9323 shares of common stock per share of preferred stock. At December 26, 1995, ConAgra had outstanding 24,450 shares of Class D Preferred Stock.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (A)  EXHIBITS.

     3.1  -    Certificate of Elimination relating to Class B,
               Class C and Class E Preferred Stock.

     12   -    Statement regarding computation of ratio of
               earnings to fixed charges, and ratio of earnings to combined fixed charges and preferred dividends.

     27   -    Financial Data Schedule.

     (B)  REPORTS ON FORM 8-K.

               ConAgra filed a Form 8-K report dated October 16, 1995 reporting that ConAgra had given notice that it would redeem on November 30, 1995 all of the outstanding shares of its $25 Class E Cumulative Convertible Voting Preferred Stock. See Item 5 above.
                                    CONAGRA, INC.


                                    By: /s/ James P. O'Donnell
                                        _______________________
                                        James P. O'Donnell
                                        Senior Vice President
                                        and Chief Financial Officer



                                    By: /s/ Kenneth W. DiFonzo
                                        ________________________
                                        Kenneth W. DiFonzo
                                        Vice President and
                                        Controller


Dated this 10 day of January, 1996.                          EXHIBIT INDEX


EXHIBIT        DESCRIPTION                                   PAGE

  3.1     -    Certificate of Elimination relating
               to Class B, Class C and Class E
               Preferred Stock.............................   18

  12      -    Statement regarding computation of ratio
               of earnings to fixed charges, and ratio
               of earnings to combined fixed charges
               and preferred dividends.....................   20

  27      -    Financial Data Schedule.....................