Form 10-Q
period 1996-02-25
CONAGRA INC /DE/
filed 1996-04-04
CIK 23217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended February 25, 1996

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

Yes      X                 No
      _______                 _______

Number of shares outstanding of issuer's common stock, as of March 24, 1996 was 243,078,025.

                   PART I - FINANCIAL INFORMATION

                   CONAGRA, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS

                       (Dollars in Millions)


                                         FEB 25,   MAY 28,   FEB 26,
                                          1996      1995      1995
                                        _________ _________ _________
ASSETS
Current assets:
  Cash and cash equivalents            $    59.1 $    60.0 $   111.0
  Receivables, less allowance for
   doubtful accounts of $72.4, $63.9
   and $67.2                             2,121.8   1,540.0   2,101.2
  Inventory:
    Hedged commodities                   1,484.9     925.4   1,049.6
    Other                                2,463.9   2,241.9   2,604.6
                                        _________ _________ _________
      Total inventory                    3,948.8   3,167.3   3,654.2
  Prepaid expenses                         377.4     372.9     237.7
                                        _________ _________ _________
      Total current assets               6,507.1   5,140.2   6,104.1
                                        _________ _________ _________
Property, plant and equipment
 at cost, less accumulated
 depreciation of $2008.1, $1741.8
 and $1733.3                             3,283.1   2,796.0   2,739.5

Brands, trademarks and goodwill, at
 cost less accumulated amortization      2,549.4   2,420.1   2,776.1
Other assets                               415.6     444.7     421.5
                                        _________ _________ _________
                                       $12,755.2 $10,801.0 $12,041.2
                                        _________ _________ _________
                                        _________ _________ _________


The accompanying notes are an integral part of the consolidated financial statements.

                     CONAGRA, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS

                         (Dollars in Millions)


                                         FEB 25,   MAY 28,   FEB 26,
                                          1996      1995      1995
                                        _________ _________ _________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                        $ 2,810.9 $      -  $ 2,054.5
  Current installments of
   long-term debt                          136.4      47.9      55.4
  Accounts payable                       1,785.8   1,574.8   1,666.2
  Advances on sales                        293.3     856.6     222.8
  Other accrued liabilities              1,473.8   1,485.6   1,500.5
                                        _________ _________ _________
    Total current liabilities            6,500.2   3,964.9   5,499.4
                                        _________ _________ _________
Senior long-term debt, excluding
 current installments                    1,600.3   1,770.0   1,399.5

Other noncurrent liabilities               904.7     940.8   1,099.7

Subordinated debt                          750.0     750.0     750.0

Preferred securities of subsidiary
 company                                   525.0     525.0     525.0

Preferred shares subject to
 mandatory redemption                         -      354.9     355.6

Common stockholders' equity:
  Common stock of $5 par value,
   authorized 1,200,000,000 shares,
   issued 253,151,573, 252,869,958
   and 252,843,405                       1,265.8   1,264.3   1,264.2

  Additional paid-in capital               454.4     409.9     428.3

  Retained earnings                      1,931.1   1,712.5   1,615.1

  Foreign currency translation
   adjustment                              (39.1)    (44.9)    (53.9)

  Less treasury stock, at cost, common
   shares 10,073,548, 7,172,312
   and 5,804,673                          (399.1)   (206.9)   (155.8)
                                        _________ _________ _________
                                         3,213.1   3,134.9   3,097.9
  Less unearned restricted stock and
   value of 16,647,309, 19,423,916 and
   20,305,061 common shares held in EEF   (738.1)   (639.5)   (685.9)
                                        _________ _________ _________
    Total common stockholders' equity    2,475.0   2,495.4   2,412.0
                                        _________ _________ _________

                                       $12,755.2 $10,801.0 $12,041.2
                                        _________ _________ _________
                                        _________ _________ _________



The accompanying notes are an integral part of the consolidated financial statements.


                 CONAGRA, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS

    (Dollars and shares in millions except per share amounts)


                                                 THIRTEEN WEEKS ENDED
                                                  FEB 25,   FEB 26,
                                                   1996      1995
                                                 _________ _________

Net sales                                       $ 5,771.8 $ 5,757.6
                                                 _________ _________
Costs and expenses:
  Cost of goods sold                              4,905.2   4,918.1
  Selling, administrative and
   general expenses                                 570.5     569.3
  Interest expense, net                              82.6      72.2
                                                 _________ _________
                                                  5,558.3   5,559.6
                                                 _________ _________
Income before equity in earnings of
 affiliates and income taxes                        213.5     198.0
Equity in earnings of affiliates                      1.1      (0.5)
                                                 _________ _________
Income before income taxes                          214.6     197.5
Income taxes                                         86.2      79.0
                                                 _________ _________
Net income                                          128.4     118.5
Less preferred dividends                                -       6.0
                                                 _________ _________
Net income available for common stock           $   128.4 $   112.5
                                                 _________ _________
                                                 _________ _________


Earnings per common and common
 equivalent share                               $    0.55 $    0.49
                                                 _________ _________
                                                 _________ _________




Weighted average number of common
 and common equivalent shares
 outstanding                                        232.7     229.6
                                                 _________ _________
                                                 _________ _________




Cash dividends declared per common
 share                                          $   0.238 $   0.208
                                                 _________ _________
                                                 _________ _________


                  CONAGRA, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS

    (Dollars and shares in millions except per share amounts)



                                                THIRTY-NINE WEEKS ENDED
                                                  FEB 25,   FEB 26,
                                                   1996      1995
                                                 _________ _________

Net sales                                       $18,834.5 $18,292.1
                                                 _________ _________
Costs and expenses:
  Cost of goods sold                             16,217.0  15,817.2
  Selling, administrative and
   general expenses                               1,740.4   1,689.6
  Interest expense, net                             236.1     215.0
                                                 _________ _________
                                                 18,193.5  17,721.8
                                                 _________ _________
Income before equity in earnings of
 affiliates and income taxes                        641.0     570.3
Equity in earnings of affiliates                      4.5       5.0
                                                 _________ _________
Income before income taxes                          645.5     575.3
Income taxes                                        262.9     230.1
                                                 _________ _________
Net income                                          382.6     345.2
Less preferred dividends                              8.6      18.0
                                                 _________ _________
Net income available for common stock           $   374.0 $   327.2
                                                 _________ _________
                                                 _________ _________


Earnings per common and common
 equivalent share                               $    1.63 $    1.43
                                                 _________ _________
                                                 _________ _________




Weighted average number of common
 and common equivalent shares
 outstanding                                        229.0     229.2
                                                 _________ _________
                                                 _________ _________




Cash dividends declared per common
  share                                         $   0.683 $   0.595
                                                 _________ _________
                                                 _________ _________


The accompanying notes are an integral part of the consolidated financial statements.


                     CONAGRA, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in Millions)


                                                THIRTY-NINE WEEKS ENDED
                                                     FEB 25,   FEB 26,
Decrease in Cash and Cash Equivalents                 1996      1995
                                                    _________ _________
Cash flows from operating activities:
  Net income                                      $    382.6 $   345.2
  Adjustments to reconcile net income to net
   cash used in operating activities:
    Depreciation and other amortization                241.4     222.0
    Goodwill amortization                               54.0      52.9
    Other noncash items (includes nonpension
      postretirement benefits)                          30.2      27.0
    Change in assets and liabilities before
     effects from business acquisitions             (1,749.0) (1,870.5)
                                                    _________ _________
  Net cash flows from operating activities          (1,040.8) (1,223.4)
                                                    _________ _________
Cash flows from investing activities:
  Sale of property, plant and equipment                 66.4      22.1
  Additions to property, plant and equipment          (414.6)   (282.1)
  Payment for business acquisitions                   (493.6)   (361.3)
  Decrease in notes receivable-Monfort Finance
   Company                                              70.4      67.7
  Other items                                           26.7      14.7
                                                    _________ _________
  Net cash flows from investing activities            (744.7)   (538.9)
                                                    _________ _________
Cash flows from financing activities:
  Net short term borrowings                          2,808.2   1,635.5
  Decrease in accounts receivable sold                    -     (100.0)
  Proceeds from exercise of employee stock
   options                                              54.4      16.7
  Cash dividends paid                                 (160.5)   (146.3)
  Repayment of long-term debt                         (163.0)   (124.6)
  Treasury stock purchases                            (664.0)    (28.9)
  Issuance of preferred securities of
   a subsidiary company                                   -      425.0
  Employee Equity Fund stock transactions                7.5      21.0
  Other items, primarily reduction of other
   noncurrent liabilities                              (98.0)      8.5
                                                    _________ _________
  Net cash flows from financing activities           1,784.6   1,706.9
                                                    _________ _________
Net decrease in cash & cash equivalents                 (0.9)    (55.4)
Cash and cash equivalents at beginning of year          60.0     166.4
                                                    _________ _________
Cash and cash equivalents at end of period        $     59.1 $   111.0
                                                    _________ _________
                                                    _________ _________


The accompanying notes are an integral part of the consolidated financial statements.


                  CONAGRA, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                        FEBRUARY 25, 1996


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

(2)    The composition of inventories is as follows (in
       millions):
                                     FEB 25,     MAY 28,     FEB 26,
                                       1996        1995        1995
                                    __________  __________  __________
       Hedged commodities          $  1,484.9 $     925.4 $   1,049.6
       Food products and livestock    1,385.3     1,232.2     1,376.4
       Agricultural chemicals,
        fertilizer and feed             430.0       323.1       480.2
       Retail merchandise               163.4       196.4       188.7
       Other, principally
        ingredients and supplies        485.2       490.2       559.3
                                    __________  __________  __________
                                   $  3,948.8 $   3,167.3 $   3,654.2
                                    __________  __________  __________
                                    __________  __________  __________


(3) In the third quarter of fiscal 1996, ConAgra finalized the acquisition of the outstanding common stock of Canada Malting Co. Limited, one of the world's largest producers of malted barley, for approximately US$ 300 million. In addition to being Canada's leading malt producer and exporter, Canada
       Malting Co. Limited has interests in malt producers in the United States, the United Kingdom, Argentina and Uruguay. Canada Malting is also the leading producer of mushrooms in Canada. Canada Malting's sales for the year ended December 31, 1994 were Canadian $367 million.


(4) Following is a condensed statement of common stockholders' equity (in millions):

<captions>
                                                                                   Unearned
                                   Add'l                    Foreign                Restricted
                       Common     Paid-In       Retained      Curr      Treasury     & EEF
                       Stock      Capital       Earnings  Trns Adj       Stock       Stock         Total
                     __________  __________    __________  __________  __________  __________    __________
Balance 5/28/95    $  $1,264.3 $    $409.9   $  $1,712.5 $    ($44.9)$   ($206.9)$   ($639.5)  $  $2,495.4


Shares issued
  Employee stock
   option and incenti      0.5         1.5                                                             2.0

  EEF* stock option,
    incentive and
    other employee
    benefit plans                     (5.2)                                             77.4          72.2
 Fair market
   valuation of
   EEF shares                        176.5                                            (176.5)            -
 Acquisitions              0.1         0.4                                                             0.5

Conversion of
   preferred stock         0.9      (128.7)                                482.2                     354.4
Shares acquired
   Incentive plans                                                         (10.4)        0.5          (9.9)
   Treasury shares
     purchased                                                            (664.0)                   (664.0)
Foreign currency
 translation
 adjustment                                                      5.8                                   5.8

Cash dividends
 declared                                         (164.0)                                           (164.0)

Net income                                         382.6                                             382.6
                     __________  __________    __________  __________  __________  __________    __________
Balance 2/25/96    $  $1,265.8 $    $454.4   $  $1,931.1 $    ($39.1)$   ($399.1)$   ($738.1)  $  $2,475.0
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

       Beatrice is also engaged in various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by ConAgra. The environmental proceedings include litigation and administrative proceedings involving Beatrice's status as a potentially responsible party at 45 Superfund, proposed Superfund or state-equivalent sites. Beatrice has paid or is in the process of paying its liability share at 33 of these sites. Beatrice's known volumetric contribution exceeds 5% at thirteen of the sites. Beatrice has established substantial reserves for these matters. The environmental reserves are based on Beatrice's best estimate of its undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of Beatrice and other potentially liable responsible parties and Beatrice's prior experience in remediating sites. Management believes the ultimate resolution of such Beatrice legal and environmental contingenices should not exceed the reserves established for such matters.

       ConAgra is party to a number of other lawsuits and claims arising out of the operation of its businesses. After taking into account liabilities recorded for all of the foregoing matters, management believes the ultimate resolution of such matters should not have a material adverse effect on ConAgra's financial condition, results of operation or liquidity.

(6) The Company completed on November 30, 1995 its call for redemption of its Class E cumulative convertible preferred stock. Approximately 14.2 million shares were converted into common stock and approximately
       18,000 preferred shares were redeemed for cash.
       Since February 1995, the Company had purchased, in the open market, 14,436,587 shares of common stock at an aggregate cost of $516.8 million to cover the preferred stock conversion.

       In addition, the company purchased 6,200,000 shares at an aggregate cost of $264.9 million during the third quarter pursuant to a previously announced stock repurchase program.

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



             CONAGRA, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and operating results for the periods included in the accompanying consolidated condensed financial statements. Results for the fiscal
1996 third quarter and first nine months are not necessarily indicative of results which may be attained in the future.

                 FINANCIAL CONDITION

During the first nine months of fiscal 1996, the Company's capital investment (working capital plus noncurrent assets) decreased $581.1 million. Working capital decreased
$1168.4 million and noncurrent assets increased $587.3 million. The decrease in working capital resulted from an increase in notes payable due to business acquisitions and normal property, plant and equipment additions, and from treasury stock purchases. The increase in notes payable was also due to the normal seasonal increase in accounts receivable and inventory.

The Company's objective is that senior long-term debt normally will not exceed 30 percent of total long-term debt plus equity. At February 25,1996, senior long-term debt was 30 percent of total long-term debt plus equity compared to 30 percent at May 28,1995 and 26 percent at February 26, 1995.


                 OPERATING RESULTS

A summary of the period to period increases (decreases) in the principal components of operations is shown below
(dollars in millions, except per share amounts).

                              COMPARISON OF THE PERIODS ENDED
                              FEB. 25, 1996 & FEB. 26, 1995
                             THIRTEEN WEEKS  THIRTY-NINE WEEKS
                             DOLLARS     %   DOLLARS     %
                             ________________________________

Net sales                       14.2     0.2   542.4     3.0

Cost of goods sold             (12.9)   (0.3)  399.8     2.5

Gross profit                    27.1     3.2   142.6     5.8

Selling, administrative
 and general expenses            1.2     0.2    50.8     3.0

Interest expense, net           10.4    14.4    21.1     9.8

Income before equity in
 earnings of affiliates and
 income taxes                   15.5     7.8    70.7    12.4

Equity in earnings of
 affiliates                      1.6   NM*      (0.5)  (10.0)

Income before income taxes      17.1     8.7    70.2    12.2

Income taxes                     7.2     9.1    32.8    14.3

Net income                       9.9     8.4    37.4    10.8

Earnings per common and
 common equivalent share        0.06    12.2    0.20    14.0

*Not Measurable



Sources of increased sales and expenses during the third quarter and first nine months were the Grocery/Diversified Products and Food Inputs & Ingredients segments, due, in part, to acquisitions. Refrigerated Foods segment sales declined in both periods, mainly due to lower selling prices in the beef business. Consequently, ConAgra's total sales were about even with last year in the third quarter and up three percent through nine months.

Food Inputs & Ingredients and Grocery/Diversified
Products increased operating profit in fiscal 1996's third quarter and first nine months versus the same periods in fiscal 1995 while the Refrigerated Foods segment showed a decline in operating profit for both periods.

In the Grocery/Diversified segment, Hunt-Wesson, with unit volume gains, showed operating profit growth in the third quarter and nine months. Third quarter and nine month operating profits were up in consumer frozen foods and the Golden Valley microwave foods business but down in seafood.
Potato products earnings were down in the third quarter, but ahead through nine months. Acquisitions contributed to the Grocery/Diversified segment's earnings growth in both periods.

ConAgra's Food Inputs & Ingredients industry segment achieved operating profit growth in Fiscal 1996's third quarter and first nine months. The crop input, grain processing and grain merchandising businesses and business dispositions last year all contributed to the gains.
Specialty Retailing earnings declined in both periods.

In the Refrigerated Foods segment, operating profit declined for the third quarter and first nine months. Weak demand, as well as high grain costs, contributed to the operating profit decline in the U.S. beef business. Pressured by high raw material costs, processed meats operating profit decreased in both periods despite volume growth in branded packaged meats. Although constrained by increasing grain costs, the chicken products business increased third quarter and nine month operating profit above last year. In turkey products, also hampered by high grain costs, operating profit was down in the third quarter but up through nine months. Operating profit was up in the cheese business and down in Australian beef in both periods.

Operating profit is based on net sales less all identifiable operating expenses and includes the related equity in earnings of companies included on the basis of the equity method of accounting. General corporate expense, interest expense (except financial businesses), income taxes and goodwill amortization are excluded from segment operating profit. For financial businesses, operating profit includes the effect of interest, which is a large element of their operating costs.

ConAgra estimates that expenses for poultry and meat feed ingredients, mainly corn and soybean meal, will be $70 million higher in this fiscal year's second half (November thru May) versus last fiscal year's second half. The impact of such expenses on fiscal fourth quarter operating profit is expected to be a few cents a share more than in the fiscal third quarter.

ConAgra is in the process of divesting certain non-core businesses. During fiscal 1995, ConAgra divested Consumer Direct (direct mail marketing), Dyno Merchandise, Inc. (home sewing accessories), Geldermann, Inc. (financial services), and Berliner & Marx, Inc. (meat products). In July 1995, ConAgra also completed the sale of Petrosul International (sulfur processing and marketing) and Alum Rock Foodservice (cheese distribution). In October 1995 ConAgra completed the sale of Omaha Vaccine (animal care products). In November 1995, ConAgra completed the sale of Mott's-Blue Coach Foods (poultry products). In March 1996 ConAgra completed the sale of Northwest Fabric and Crafts (home sewing and decorating). Sales and earnings of the businesses divested and identified for divestiture are not material to ConAgra's results of operations. ConAgra continues to reevaluate the businesses identified for divestiture and changes may be made. In addition, ConAgra presently plans to joint venture its malting operations by selling up to 50% to a third party. ConAgra presently expects the combined results of these activities will not be significant to ConAgra's results of operations.

ConAgra is required to adopt SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived
Assets to be Disposed Of," no later than fiscal 1997.
ConAgra has not yet quantified the effect, if any, of implementation on the financial statements.


                 CONAGRA, INC. AND SUBSIDIARIES

                   PART II - OTHER INFORMATION


ITEM 5.   OTHER INFORMATION.

     ConAgra gave notice on December 26, 1995 that it would redeem on January 30, 1996 all of the outstanding shares of its $2.50 Class D Cumulative Convertible Preferred Stock ("Class D Preferred Stock") at a redemption price of $25 per share plus accrued and unpaid dividends thereon to the redemption date. The notice stated that holders of the Class D Preferred Stock could elect to convert any or all of the shares to be redeemed into shares of ConAgra common stock at the rate of 6.9323 shares of common stock per share of preferred stock. The redemption transaction was completed on January 30, 1996. An aggregate of 22,637 shares of Class D Preferred Stock were converted into shares of Common Stock. The remaining 1,813 shares of Class D Preferred Stock were redeemed for cash.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (A)  EXHIBITS.

     3.1  -    Certificate of Elimination relating to Class D
               Preferred Stock.

     12   -    Statement regarding computation of ratio of
               earnings to fixed charges, and ratio of earnings to combined fixed charges and preferred dividends.

     (B)  REPORTS ON FORM 8-K.

               ConAgra did not file any reports on Form 8-K for the quarter ended February 25, 1996.

                                    CONAGRA, INC.


                                    By: /s/ James P. O'Donnell
                                        _______________________
                                        James P. O'Donnell
                                        Senior Vice President
                                        and Chief Financial Officer

                                    By: /s/ Kenneth W. DiFonzo
                                        ________________________
                                        Kenneth W. DiFonzo
                                        Vice President and
                                        Controller

Dated this 4 day of April, 1996.                           EXHIBIT INDEX


EXHIBIT        DESCRIPTION                                   PAGE

  3.1     -    Certificate of Elimination relating to
               Class D Preferred Stock......................    17

  12      -    Statement regarding computation of ratio
               of earnings to fixed charges, and ratio of
               earnings to combined fixed charges and
               preferred dividends..........................    19