Form 10-K
period 1996-05-26
CONAGRA INC /DE/
filed 1996-08-26
CIK 23217

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549

                                        FORM 10-K
    (Mark One)
        [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                        For the fiscal year ended May 26, 1996

                                          OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transition period from ________________ to _______________

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

At August 2, 1996, 240,742,313 common shares were outstanding. The aggregate market value of the voting common stock of ConAgra, Inc. held by non-affiliates on August 2, 1996, was approximately $10,502,383,405.

Documents incorporated by reference are listed on page 2.



                             Documents Incorporated by Reference

1. Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended May 26, 1996 are incorporated into Parts I, II and IV.

2. Portions of the Registrant's definitive Proxy Statement filed for Registrant's 1996 Annual Meeting of Stockholders are incorporated into
     Part III.


                                            PART I

     This 10-K report contains certain forward-looking statements, including such statements in the documents incorporated herein by reference. The statements reflect management's current views and estimates of future economic circumstances, industry conditions, Company performance and financial results. The statements are based on many assumptions and factors including availability and prices of raw materials, product pricing, competitive environment and related market conditions, operating efficiencies, access to capital and actions of governments. Any changes in such assumptions or factors could produce significantly different results.

ITEM 1.     BUSINESS

a)   General Development of Business

     Nebraska Consolidated Mills Company, which was originally incorporated in Nebraska on September 29, 1919, changed its name to ConAgra, Inc. ("ConAgra" or the "Company") on February 25, 1971, and since December 5, 1975, has been incorporated in Delaware.

b)   Financial Information About Industry Segments

     The Company's businesses are classified into three industry segments:
     Food Inputs & Ingredients, Refrigerated Foods and Grocery/Diversified Products. The contributions of each industry segment to net sales and operating profit, and the identifiable assets attributable to each industry segment set forth in Note 15 "Business Segments" on pages
     49 and 50 of the Company's 1996 Annual Report to Stockholders are incorporated herein by reference.

c)   Narrative Description of Business

     The information set forth in the "Business Review" on pages 7 through 26 of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference.

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

     ConAgra and its subsidiaries have more than 80,000 employees, primarily in the United States.

d)   Foreign Operations

     The information set forth in the "Business Review" on pages 7 through 26 of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference. The Company is not engaged in material operations in foreign countries, nor are material portions of sales or revenues derived from customers in foreign countries.

ITEM 2.     PROPERTIES

     The Company's corporate headquarters are located in Omaha, Nebraska. The headquarters and principal operating locations of each business are set forth on the following list of "ConAgra Locations."

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

                               CONAGRA LOCATIONS

CONAGRA AGRI-PRODUCTS COMPANIES
Headquarters in Greeley, Colorado.

United Agri Products Companies
Headquarters in Greeley, Colorado.
Over 350 field sales, administration, warehouse, rail, formulation and joint venture locations in the United States, Canada, United Kingdom, Mexico and Chile. Businesses are involved with crop protection products, seed, liquid and dry fertilizer operations and one terminal facility.

ConAgra Retail Companies
Headquarters in Grand Island, Nebraska.
120 stores under the Country General, Wheelers, S&S, Security Feed & Seed, Wheelers Town & Country, and Peavey Ranch and Home names in the states of Nebraska, Iowa, Kansas, Colorado, Wyoming, Montana, South Dakota, North Dakota, Oklahoma, Texas, California, Georgia, and Florida.

CONAGRA DIVERSIFIED PRODUCTS COMPANIES
Headquarters in Eden Prairie, Minnesota.

Arrow Industries, Inc.
Headquarters in Carrollton, Texas.
Ten plants in Texas, Tennessee, Arkansas, Colorado and Georgia; seven charcoal kilns located in Oklahoma, Louisiana and Arkansas.

ConAgra Foods Ltd.
Manufacturer of microwave meals and snacks based in Manchester, England, supplying UK and other European countries.

ConAgra Pet Products Company
Headquarters in Omaha, Nebraska.
Manufacturing operations and distribution centers in Nebraska, Virginia and Canada.

ConAgra Shrimp Companies/Singleton Seafood Company
Headquarters in Tampa, Florida.
Main processing plant in Florida; sales offices in Florida and Louisiana.

     O'Donnell-Usen U.S.A.
     Headquarters in Tampa, Florida.
     Processing facilities in Tampa, Florida.

     Meridian Seafood Products, Inc.
     Headquarters in Santa Fe Springs, California.
     Seafood trading company.

     Gelazur
     Headquarters in Nice, France.
     50% owned seafood joint venture.

Lamb-Weston, Inc.
Headquarters in Kennewick, Washington.
12 plants in Idaho, Oregon, Washington, Minnesota (50-percent owned) and the Netherlands (50-percent owned). Product development facility in Richland, Washington. Export sales office in Portland, Oregon.

CONAGRA GROCERY PRODUCTS COMPANIES
Headquarters in Fullerton, California.

ConAgra Frozen Foods
Headquarters in Omaha, Nebraska.
Seven plants in Arkansas, Iowa, Missouri and Virginia. Two broiler growing and processing complexes in Arkansas. Product development facility in Omaha.

Hunt-Wesson, Inc.
Headquarters in Fullerton, California.
Product development facility in Fullerton. 23 manufacturing plants, 14 distribution and customer service centers and 43 grocery and food service sales offices in 24 states and Canada serving:

     ConAgra Grocery Products Companies International

     Hunt Foods Company

     Hunt-Wesson Foodservice Company

     Hunt-Wesson Grocery Products Sales Company

     Knott's Berry Farm Foods

     LaChoy/Rosarita Foods Company

     Orville Redenbacher/Swiss Miss Foods Company

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

CONAGRA REFRIGERATED FOODS COMPANIES
Headquarters in Geneva, Illinois.

Armour Swift-Eckrich
Headquarters in Downers Grove, Illinois.
Product development in Downers Grove and 29 plants in 19 states, processed meat plants in France, Portugal and Panama, and a food distribution center in Puerto Rico, serving:

     Armour Swift-Eckrich Processed Meats Company

     Butterball Turkey Company

     Decker Food Company

     Longmont Foods Company

     National Foods, Inc.

Australia Meat Holdings Pty Ltd.
Headquarters in Dinmore, Australia.
Nine plants and feedlots in Australia.

Beatrice Cheese Company
Headquarters in Waukesha, Wisconsin.
13 facilities located in 9 states includes natural and processed cheese manufacturing, direct and indirect retail sales, foodservice sales, cheese importing and aerosol.

ConAgra Fresh Meats Company
Headquarters in Greeley, Colorado.
Four plants in Idaho, Nebraska, Colorado and Alabama and a feedlot in Idaho.

ConAgra Poultry Company
Headquarters in Duluth, Georgia.

     ConAgra Broiler Company
     Headquarters in Duluth, Georgia.
     Eight broiler growing and processing divisions in Alabama, Arkansas, Georgia, Louisiana and Puerto Rico.

     Professional Food Systems
     Headquarters in El Dorado, Arkansas.
     23 sales and distribution units in 13 states.

     Country Skillet Catfish Company
     Headquarters in Isola, Mississippi.
     Processing operations (50-percent owned) in Isola and Belzoni, Mississippi.

ConAgra Refrigerated Foods International Sales Corporation
Headquarters in Greeley, Colorado.

Cook Family Foods, Ltd.
Headquarters in Lincoln, Nebraska.
Two plants in Nebraska and Kentucky.

E. A. Miller, Inc.
Headquarters in Hyrum, Utah.
Processing facilities in Utah and a feedlot in Idaho.

Monfort Beef and Lamb Company
Headquarters in Greeley, Colorado.
Nine plants in Colorado, Kansas, Nebraska and Texas.  Three feedlots in
Colorado.

Monfort Finance Company
Headquarters in Greeley, Colorado.

Monfort Food Distribution Co.
Headquarters in Greeley, Colorado.
12 sales and distribution branches in ten states.

Swift & Company
Headquarters in Greeley, Colorado.
Four plants in Iowa, Minnesota, Kentucky and Indiana.

CONAGRA TRADING & PROCESSING COMPANIES
Headquarters in Omaha, Nebraska.

ConAgra Commodity Management Company
Headquarters in Omaha, Nebraska.
Feed Ingredient Merchandising and ConAgra Energy Services in Omaha, Nebraska and a protein trading operation in Bremen, Germany. ConAgra Feed Company has feed mills in three states and D.R. Johnston, an international protein trading company, operates in Australia and New Zealand.

ConAgra Europe
Poultry and animal feed plants in Portugal and feed plants in Spain.

ConAgra Flour Milling Company
Headquarters in Omaha, Nebraska.
24 flour mills in 13 states. Eight country elevators in South Dakota. Branded and private label flour, mixes and cornmeal products produced at plants in Alabama, Colorado and Texas. Six joint venture flour mills, two in the U.S. and four in Canada.

ConAgra Grain Companies
Headquarters in Minneapolis, Minnesota.
ConAgra Grain Companies consist of a U.S. network of Peavey Grain
Merchandising offices and over 80 elevators, river loading facilities, export elevators and barges.

ConAgra Specialty Grain Products Company
Headquarters in Omaha, Nebraska.
Oat milling and merchandising operations in Nebraska and Canada, with a joint venture in the United Kingdom. One wheat flour tortilla processing plant in Omaha, Nebraska. Corn processing and merchandising operations in Atchison, Kansas and Brake, Germany. Six malt joint ventures with barley malting facilities in the United States, Canada, Australia, the United Kingdom, Uruguay, Argentina, Denmark and China. Four mushrooms farms in Canada, headquartered in Campbellville, Canada.

International Trading
Headquarters in Minneapolis, Minnesota.
International trading offices in eight countries, doing business as ConAgra International Fertilizer Co., ConAgra Wool Pty. Ltd., ConAgra International S.A., BDR (Agriculture) LTD., J.F. Braun and Camerican. Wool processing plants in Australia. Joint venture oilseed processing plant in Argentina.

Klein-Berger Company
Headquarters in Stockton, California.
Operates over 40 facilities processing edible beans in nine states and South America and one walnut processing facility in California.

Molinos de Puerto Rico
Headquarters in San Juan, Puerto Rico.
Two feed plants, a flour mill and a dry corn mill in Puerto Rico.

United Specialty Food Ingredients Companies
Headquarters in Carol Stream, Illinois.
Two dehydrated food ingredients plants and a research and development facility in Kentucky. A dehydrated food ingredients plant and animal feed ingredients plant in Minnesota. A spice plant and research and development facility in Illinois and seasoning plants in Massachusetts, Michigan and New Jersey, with supporting research and development facilities. A flavorings plant in New Jersey. Food ingredients distribution business headquartered in Iowa with distribution centers in Texas and Colorado. Chili products plants located in California (two), New Mexico, and Santiago, Chile, with a research and development facility in California. A specialty marketing business with processed egg sales office in Mississippi, and food oils business headquartered in Texas.

ITEM 3.     LEGAL PROCEEDINGS

     In fiscal 1991, ConAgra acquired Beatrice Company ("Beatrice"). As a result of the acquisition and the significant pre-acquisition tax and other contingencies of the Beatrice businesses and its former subsidiaries, the consolidated post-acquisition financial statements of ConAgra reflected significant liabilities and valuation allowances associated with the estimated resolution of these contingencies.

     As a result of a settlement reached with the Internal Revenue Service in fiscal 1995, ConAgra released $230.0 million of a valuation allowance and reduced noncurrent liabilities by $135.0 million, with a resulting reduction of goodwill associated with the Beatrice acquisition of $365.0 million. Federal income tax returns of Beatrice for its fiscal 1990 and various state tax returns remain open. However, after taking into account the foregoing adjustments, management believes that the ultimate resolution of all remaining pre-acquisition Beatrice tax contingencies should not exceed the reserves established for such matters.

     Beatrice is also engaged in various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by ConAgra. The environmental proceedings include litigation and administrative proceedings involving Beatrice's status as a potentially responsible party at 43 Superfund, proposed Superfund or state-equivalent sites. Beatrice has paid or is in the process of paying its liability share at 40 of these sites. Beatrice has established substantial reserves for these matters. The environmental reserves are based on Beatrice's best estimate of its undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of Beatrice and other potentially responsible parties and Beatrice's prior experience in remediating sites. Management believes the ultimate resolution of such Beatrice legal and environmental contingencies should not exceed the reserves established for such matters.

     In March 1996, the Environmental Protection Agency filed an action in federal district court in Idaho against the Company as owner and operator of a beef packing plant in Nampa, Idaho seeking civil monetary penalties for alleged violations of the Clean Water Act. The Company is defending the action.

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

                    EXECUTIVE OFFICERS OF THE REGISTRANT
                                                                       Year
                                                                       Assumed
                                                                       Present
Name                  Title & Capacity                           Age   Office

Philip B. Fletcher    Chairman and Chief Executive Officer        63     1993

Kenneth W. DiFonzo    Vice President and Controller               44     1994

Dwight J. Goslee      Senior Vice President, Business
                      Systems and Development and Chief
                      Information Officer                         46     1995

David J. Gustin       President and Chief Operating Officer,
                      ConAgra Grocery Products Companies          45     1996

Leroy O. Lochmann     President and Chief Operating Officer,
                      ConAgra Refrigerated Foods Companies        61     1995

Thomas L. Manuel      President and Chief Operating Officer,
                      ConAgra Trading and Processing Companies    49     1994

Floyd McKinnerney     President and Chief Operating Officer,
                      ConAgra Agri-Products Companies             59     1987

James P. O'Donnell    Senior Vice President and Chief Financial
                      Officer                                     48     1995

L. B. Thomas          Senior Vice President, Corporate Secretary
                      and Risk Officer                            60     1993

Gerald B. Vernon      Senior Vice President, Human Resources      55     1990

James D. Watkins      President and Chief Operating Officer,
                      ConAgra Diversified Products Companies      48     1993

David R. Willensky    Senior Vice President, Corporate Planning
                      and Development                             45     1994

     The foregoing have held management positions with ConAgra for the past five years, except as follows:

     David J. Gustin was president of Orville Redenbacher/Swiss Miss Foods Company for ConAgra Grocery Products Companies from 1992 to 1995, and became president of Hunt-Wesson Grocery Products Companies in 1995. He was named to his current position in July 1996. Prior to 1992 Mr. Gustin served with Frito-Lay, Inc. and General Foods Corporation. David R. Willensky, joined ConAgra in March 1994, having most recently served as managing director of California Strategic Investors, a firm he started in 1991.

                                        PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED STOCKHOLDERS
            MATTERS

     Incorporated herein by reference to "Investor Information" on the inside back cover and Note 16 "Quarterly Results (Unaudited)" on page 51 of the Company's 1996 Annual Report to Stockholders.

ITEM 6.     SELECTED FINANCIAL DATA

     Incorporated herein by reference to the information for years 1992 through 1996 on pages 28 and 29 of the Company's 1996 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Incorporated herein by reference to "Management's Discussion & Analysis" on pages 30 through 34 and "Objectives and Results" on pages 4 and 5 of the Company's 1996 Annual Report to Stockholders.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of ConAgra, Inc. and Subsidiaries and Independent Auditors' Report set forth on pages 35 through 52 of the Company's 1996 Annual Report to Stockholders are incorporated herein by reference:

     Independent Auditors' Report

     Consolidated Statements of Earnings - Years ended May 26, 1996, May 28, 1995, and May 29, 1994

     Consolidated Balance Sheets - May 26, 1996 and May 28, 1995

     Consolidated Statements of Common Stockholders' Equity - Years ended May 26, 1996, May 28, 1995, and May 29, 1994

     Consolidated Statements of Cash Flows - Years ended May 26, 1996, May 28, 1995, and May 29, 1994

     Notes to Consolidated Financial Statements

     The supplementary data regarding quarterly results of operations set forth in Note 16 "Quarterly Results (Unaudited)" on page 51 of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference.

ITEM 9.     DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                     PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated herein by reference to "Board of Directors and Election" on pages 2 through 4 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on September 26, 1996. Information concerning all Executive Officers of the Company is included in Part I above.

ITEM 11.     EXECUTIVE COMPENSATION

     Incorporated herein by reference to (i) "Executive Compensation" through "Benefit Plans Retirement Programs" on pages 5 through 8, and (ii) information on director compensation on pages 4 and 5 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on September 26, 1996.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference to "Voting Securities and Ownership by Certain Beneficial Owners" and "Voting Securities Owned by Executive Officers and Directors as of August 2, 1996" on page 2 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on September 26, 1996.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference to (i) "Human Resources Committee Interlocks and Insider Participation" on page 10, (ii) the last full paragraph of "Directors' Meetings and Compensation" on page 5, and (iii) the last paragraph of "Benefit Plans Retirement Programs " on page 8 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on September 26, 1996.

                                PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

      a)     List of documents filed as part of this report:

      1.     Financial Statements

             All financial statements of the company as set forth under Item 8 of this report on Form 10-K.

      2.     Financial Statement Schedules

             Schedule                                       Page
             Number     Description                         Number

              II        Valuation and Qualifying Accounts     15

             All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements, notes thereto, or the Management's Discussion & Analysis section of the Company's 1996 Annual Report to Stockholders.

             Separate financial statements of the registrant have been omitted because the registrant meets the requirements permitting omission.

      3.     Exhibits

             All exhibits as set forth on the Exhibit Index, which is incorporated herein by reference.

      b)     Reports on Form 8-K

             The Company filed a report on Form 8-K dated May 14, 1996 reporting (i) a major restructuring program and other initiatives (described in the documents incorporated by reference in this 10-K report), and (ii) amendments to the Company's bylaws setting forth certain procedures which stockholders must follow in order to nominate a director or present any other business at an annual stockholders' meeting. The Company also filed an 8-K report dated July 12, 1996 announcing the adoption of a new Stockholders Rights Plan effective when the Company's prior Stockholders
             Rights Plan expired on July 24, 1996.


                                                                Schedule II

                             CONAGRA, INC. AND SUBSIDIARIES

                          Valuation and Qualifying Accounts

                   52 weeks ended May 26, 1996, May 28, 1995 and May 29, 1994

                                    (in millions)


                        Balance at        Additions     Deductions  Balance at
                        Beginning   Charged                from       Close of
Description             of Period   to Income  Other(2)  Reserves(1)   Period

Year ended May 26, 1996:
   Allowance for doubtful
    receivables             $63.9       34.6       .8         47.2       52.1

Year ended May 28, 1995:
   Allowance for doubtful
    receivables             $55.9       27.2       .6         19.8       63.9

Year ended May 29, 1994:
   Allowance for doubtful
    receivables             $47.5       24.8        -         16.4       55.9

(1)     Bad debts charged off, less recoveries.
(2)     Beginning balances of reserve accounts of acquired businesses.

INDEPENDENT AUDITORS' REPORT



The Stockholders and Board of Directors
ConAgra, Inc.
Omaha, Nebraska


We have audited the consolidated financial statements of ConAgra, Inc. and subsidiaries as of May 26, 1996 and May 28, 1995, and for each of the three years (fifty-two weeks) in the period ended May 26, 1996, and have issued our report thereon dated July 12, 1996; such financial statements and report are incorporated by reference in this Form 10-K. Our audits also included the financial statement schedule of ConAgra, Inc. and subsidiaries, listed in
Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP


DELOITTE & TOUCHE LLP


Omaha, Nebraska
July 12, 1996



                                       SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ConAgra, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of August, 1996.

                  CONAGRA, INC.

                  /s/ Philip B. Fletcher
                  Philip B. Fletcher
                  Chairman and Chief Executive Officer


                  /s/ James P. O'Donnell
                  James P. O'Donnell
                  Senior Vice President and
                  Chief Financial Officer (Principal Financial Officer)


                  /s/ Kenneth W. DiFonzo
                  Kenneth W. DiFonzo
                  Vice President, Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 23rd day of August, 1996.

/s/ Philip B. Fletcher
                          Director
Philip B. Fletcher

Charles M. Harper*        Director
Robert A. Krane*          Director
Gerald Rauenhorst*        Director
Carl E. Reichardt*        Director
Ronald W. Roskens*        Director
Marjorie Scardino*        Director
Walter Scott, Jr.*        Director
William G. Stocks*        Director
Jane J. Thompson*         Director
Frederick B. Wells*       Director
Thomas R. Williams*       Director
Clayton Yeutter*          Director

* Philip B. Fletcher, by signing his name hereto, signs this Annual Report on behalf of each persons indicated. A Power-of-Attorney authorizing Philip B. Fletcher to sign this Annual Report on Form 10-K on behalf of each of the indicated Directors of ConAgra, Inc. has been filed herein as exhibit 24.

                 By:     /s/ Philip B. Fletcher
                         Philip B. Fletcher
                         Attorney-In-Fact

                                         EXHIBIT INDEX

Number    Description                                              Page No.

3.1       ConAgra's Certificate of Incorporation, as amended       21

3.2 ConAgra's Bylaws, as amended, incorporated herein by reference to ConAgra's current report on Form 8-K dated May 14, 1996.

4.1 Rights Agreement dated July 10, 1986, with First Amendment thereto dated as of September 28, 1989, and Certificates thereto dated December 1, 1986, December 1, 1989 and December 2, 1991, incorporated herein by reference to ConAgra's annual report on Form 10-K for the fiscal year ended May 28, 1995.

4.2 Rights Agreement dated as of July 12, 1996, incorporated herein by reference to ConAgra's current report on Form 8-K dated July 12, 1996.

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

10.2     Second Amendment to ConAgra's Long-Term Senior Management
         Incentive Plan Operational Document, incorporated herein by reference to Exhibit 10.2 to ConAgra's annual report on Form 10-K for the fiscal year ended May 28, 1995.

10.3 Form of Employment Agreement between ConAgra and each of Messrs. Fletcher, Crosson, DiFonzo, Goslee, Lochmann, Manuel, McKinnerney, O'Donnell, Thomas, Vernon and Willensky, incorporated herein by reference to Exhibit 10.4 of ConAgra's annual report on Form 10-K for the fiscal year ended May 29, 1994 and Exhibit 10.1 of ConAgra's quarterly report on Form 10-Q for the quarter ended November 27, 1994.

10.4 ConAgra's 1982 Stock Option Plan, with amendment thereto, incorporated herein by reference to Exhibit 10.6 of ConAgra's annual report on Form 10-K for the fiscal year ended May 31, 1992.

10.5 ConAgra's Employee Flexible Bonus Payment Plan, incorporated herein by reference to Exhibit 10.7 of ConAgra's annual report on Form 10-K for the fiscal year ended May 31, 1992.

10.6 ConAgra's 1985 Stock Option Plan, with amendments thereto, incorporated herein by reference to Exhibit 10.8 of ConAgra's annual report on Form 10-K for the fiscal year ended May 31, 1992 and
         Exhibit 10.8 of ConAgra's annual report on Form 10-K for the fiscal year ended May 30, 1993.

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

10.11 ConAgra 1990 Stock Plan, and amendments thereto, incorporated herein by reference to Exhibit 10.11 of ConAgra's annual report on Form 10-K for the fiscal year ended May 28, 1995.

10.12    ConAgra 1995 Stock Plan, incorporated herein by reference to Exhibit
         10.1 of ConAgra's quarterly report on Form 10-Q for the quarter ended August 27, 1995.

10.13 ConAgra Directors' Unfunded Deferred Compensation Plan, and First Amendment thereto, incorporated herein by reference to Exhibit 10.12 of ConAgra's annual report on Form 10-K for the fiscal year ended May 28, 1995.

10.14 ConAgra Employee Equity Fund Trust Agreement, with Stock Purchase Agreement and Revolving Promissory Note executed in connection therewith, incorporated herein by reference to Exhibits A, B and C of ConAgra's current report on Form 8-K dated August 6, 1992.

10.15    P. B. Fletcher Incentive Agreement dated July 15, 1993, as amended
         and restated                                             153

10.16 C.M. Harper Deferred Compensation Agreement, incorporated herein by reference to Exhibit 10.18 of ConAgra's annual report on Form 10-K for the fiscal year ended May 30, 1993.

10.17 ConAgra Executive Annual Incentive Plan, incorporated herein by reference to Exhibit 10.20 of ConAgra's annual report on Form 10-K for the fiscal year ended May 29, 1994.

11       Statement regarding computation of income per share      157

12 Statement regarding computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock
         dividends                                                159

13       ConAgra's Annual Report to Stockholders for its fiscal year ended
         May 26, 1996                                             161

21       Subsidiaries of ConAgra                                  221

23       Consent of Deloitte & Touche LLP                         224

24       Powers of Attorney                                       225

27       Financial Data Schedule

Pursuant to Item 601 (b) (4) of Regulation S-K, certain instruments with respect to ConAgra's long-term debt are not filed with this Form 10-K. ConAgra will furnish a copy of any such long-term debt agreement to the Securities and Exchange Commission upon request.

Except for those portions of the ConAgra annual report to stockholders for its fiscal year ended May 26, 1996 (Exhibit 13) specifically incorporated by reference in this report on Form 10-K, such annual report is furnished solely for the information of the Securities and Exchange Commission and is not to be deemed "filed" as a part of this filing.

Items 10.1 through 10.17 are management contracts or compensatory plans filed as exhibits pursuant to Item 14 (c) of Form 10-K.