Form 10-Q
period 1996-08-25
CONAGRA INC /DE/
filed 1996-10-09
CIK 23217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended August 25, 1996

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

Yes      X                 No
      _______                 _______

Number of shares outstanding of issuer's common stock, as of September 22, 1996 was 240,757,570.

                   PART I - FINANCIAL INFORMATION

                   CONAGRA, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS

                       (Dollars in Millions)


                                         AUG 25,   MAY 26,   AUG 27,
                                          1996      1996      1995
                                        _________ _________ _________
ASSETS
Current assets:
  Cash and cash equivalents            $    34.5 $   113.7 $    92.2
  Receivables, less allowance for
   doubtful accounts of $61.5, $52.1
   and $61.3                             2,376.7   1,428.4   2,472.3
  Inventory:
    Hedged commodities                     904.8   1,369.4   1,037.9
    Other                                2,521.9   2,204.0   2,471.8
                                        _________ _________ _________
      Total inventory                    3,426.7   3,573.4   3,509.7
  Prepaid expenses                         439.4     451.4     401.5
                                        _________ _________ _________
      Total current assets               6,277.3   5,566.9   6,475.7
                                        _________ _________ _________
Property, plant and equipment:
 Cost                                    5,022.3   4,971.3   4,666.2
 Less accumulated depreciation           1,948.9   1,915.0   1,800.5
 Less valuation reserve related
    to restructuring                       176.8     235.8      -
                                        _________ _________ _________
   Property, plant and equipment, net    2,896.6   2,820.5   2,865.7

Brands, trademarks and goodwill, at
 cost less accumulated amortization      2,457.3   2,405.6   2,519.1
Other assets                               390.4     403.6     429.7
                                        _________ _________ _________
                                       $12,021.6 $11,196.6 $12,290.2
                                        _________ _________ _________
                                        _________ _________ _________


The accompanying notes are an integral part of the consolidated financial statements.

                     CONAGRA, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS

                         (Dollars in Millions)


                                         AUG 25,   MAY 26,   AUG 27,
                                          1996      1996      1995
                                        _________ _________ _________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                        $ 3,521.5 $   416.3 $ 3,062.5
  Current installments of
   long-term debt                           80.2     142.5     108.1
  Accounts payable                         861.5   1,856.9   1,004.1
  Advances on sales                        190.6   1,390.9     190.2
  Other accrued liabilities              1,408.6   1,387.1   1,463.1
                                        _________ _________ _________
    Total current liabilities            6,062.4   5,193.7   5,828.0
                                        _________ _________ _________
Senior long-term debt, excluding
 current installments                    1,502.3   1,512.9   1,664.2

Other noncurrent liabilities               959.9     959.5     920.4

Subordinated debt                          750.0     750.0     750.0

Preferred securities of subsidiary
 company                                   525.0     525.0     525.0

Preferred shares subject to
 mandatory redemption                         -         -      269.5

Common stockholders' equity:
  Common stock of $5 par value,
   authorized 1,200,000,000 shares,
   issued 253,025,715, 252,990,917
   and 252,922,486                       1,265.1   1,264.9   1,264.6

  Additional paid-in capital               434.4     423.1     513.7

  Retained earnings                      1,726.1   1,683.5   1,748.1

  Foreign currency translation
   adjustment                              (33.3)    (39.1)    (45.2)

  Less treasury stock, at cost, common
   shares 12,278,568, 9,834,464
   and 12,353,384                         (497.4)   (390.0)   (414.8)
                                        _________ _________ _________
                                         2,894.9   2,942.4   3,066.4
  Less unearned restricted stock and
   value of 15,271,433, 16,014,644 and
   18,239,477 common shares held in EEF   (672.9)   (686.9)   (733.3)
                                        _________ _________ _________
    Total common stockholders' equity    2,222.0   2,255.5   2,333.1
                                        _________ _________ _________

                                       $12,021.6 $11,196.6 $12,290.2
                                        _________ _________ _________
                                        _________ _________ _________



The accompanying notes are an integral part of the consolidated financial statements.

                 CONAGRA, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS

    (Dollars and shares in millions except per share amounts)



                                                 THIRTEEN WEEKS ENDED
                                                  AUG 25,   AUG 27,
                                                   1996      1995
                                                 _________ _________

Net sales                                       $ 6,404.3 $ 6,436.2
                                                 _________ _________
Costs and expenses:
  Cost of goods sold                              5,612.4   5,634.4
  Selling, administrative and
   general expenses                                 559.0     578.3
  Interest expense, net                              70.1      75.9
                                                 _________ _________
                                                  6,241.5   6,288.6
                                                 _________ _________
Income before income taxes                          162.8     147.6
Income taxes                                         66.7      60.5
                                                 _________ _________
Net income                                           96.1      87.1
Less preferred dividends                              -         5.1
                                                 _________ _________
Net income available for common stock           $    96.1 $    82.0
                                                 _________ _________
                                                 _________ _________


Earnings per common and common
 equivalent share                               $    0.42 $    0.36
                                                 _________ _________
                                                 _________ _________




Weighted average number of common
 and common equivalent shares
 outstanding                                        228.9     227.5
                                                 _________ _________
                                                 _________ _________




Cash dividends declared per common
  share                                         $   0.238 $   0.208
                                                 _________ _________
                                                 _________ _________


The accompanying notes are an integral part of the consolidated financial statements.

                      CONAGRA, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in Millions)


                                                    THIRTEEN WEEKS ENDED
                                                     AUG 25,   AUG 27,
Increase (decrease) in Cash and Cash Equivalents      1996      1995
                                                    _________ _________
Cash flows from operating activities:
  Net income                                      $     96.1 $    87.1
  Adjustments to reconcile net income to net
   cash used in operating activities:
    Depreciation and other amortization                 88.0      87.2
    Goodwill amortization                               17.2      17.7
    Other noncash items (includes nonpension
      postretirement benefits)                          10.3      16.7
    Change in assets and liabilities before
     effects from business acquisitions             (2,980.1) (2,600.0)
                                                    _________ _________
  Net cash flows from operating activities          (2,768.5) (2,391.3)
                                                    _________ _________
Cash flows from investing activities:
  Sale of property, plant and equipment                  5.9       8.6
  Additions to property, plant and equipment          (124.4)   (120.9)
  Payment for business acquisitions                    (76.7)   (162.7)
  Monfort Finance Company notes receivable
   and other items                                      11.2      40.2

                                                    _________ _________
  Net cash flows from investing activities            (184.0)   (234.8)
                                                    _________ _________
Cash flows from financing activities:
  Net short term borrowings                          3,105.2   3,062.5
  Cash dividends paid                                  (53.9)    (53.1)
  Repayment of long-term debt                          (78.4)    (46.5)
  Treasury stock purchases                            (105.4)   (311.6)
  Employee Equity Fund stock transactions                4.4       1.9
  Other items                                            1.4       5.1
                                                    _________ _________
  Net cash flows from financing activities           2,873.3   2,658.3
                                                    _________ _________
Net increase (decrease) in cash & cash equivalents     (79.2)     32.2
Cash and cash equivalents at beginning of year         113.7      60.0
                                                    _________ _________
Cash and cash equivalents at end of period        $     34.5 $    92.2
                                                    _________ _________
                                                    _________ _________


The accompanying notes are an integral part of the consolidated financial statements.

                   CONAGRA, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                        AUGUST 25, 1996


(1) The information furnished herein relating to interim periods has not been examined by independent Certified Public Accountants. In the opinion of management, all adjustments necessary for a fair statement of the results for the periods covered have been included. All such adjustments are of a normal recurring nature. The accounting policies followed by the Company, and additional footnotes, are set forth in the financial statements included in the Company's 1996 annual report, which report was incorporated by reference in Form 10-K for the fiscal year ended May 26, 1996.

(2)    The composition of inventories is as follows (in
       millions):
                                     AUG 25,     MAY 26,     AUG 27,
                                       1996        1996        1995
                                    __________  __________  __________
       Hedged commodities          $    904.8 $   1,369.4 $   1,037.9
       Food products and livestock    1,257.5     1,219.9     1,253.8
       Agricultural chemicals,
        fertilizer and feed             654.9       399.4       583.8
       Retail merchandise               120.0       122.7       180.2
       Other, principally
        ingredients and supplies        489.5       462.0       454.0
                                    __________  __________  __________
                                   $  3,426.7 $   3,573.4 $   3,509.7
                                    __________  __________  __________
                                    __________  __________  __________



(3) On August 29, 1996, the Company purchased certain assets of Gilroy Foods from McCormick & Company, Inc. for approximately $132 million in cash.
       Gilroy Foods, based in Gilroy, California, manufactures dehydrated garlic and onion products principally for industrial markets. Gilroy Foods' sales in 1995 were approximately $200 million.


(4) Following is a condensed statement of common stockholders' equity (in millions):

<captions>
                                                                                   Unearned
                                   Add'l                    Foreign                Restricted
                       Common     Paid-In       Retained      Curr      Treasury     & EEF
                       Stock      Capital       Earnings  Trns Adj       Stock       Stock         Total
                     __________  __________    __________  __________  __________  __________    __________
Balance 5/26/96    $  $1,264.9 $    $423.1   $  $1,683.5 $    ($39.1)$   ($390.0)$   ($686.9)  $  $2,255.5


Shares issued
  Stock option and
   incentive plans         0.1         0.2                                                             0.3

  EEF*: stock option,
    incentive and
    other employee
    benefit plans                     24.3                                                            24.3
 Fair market
   valuation of
   EEF shares                          7.6                                              (7.6)            -
 Acquisitions              0.1       (20.8)                                                            0.5

Shares acquired
   Incentive plans                                                          (2.0)        0.4          (1.6)
   Treasury shares
     purchased                                                            (105.4)                   (105.4)
Foreign currency
 translation
 adjustment                                                      5.8                                   5.8

Cash dividends
 declared -
 common stock                                      (53.5)                                            (53.5)

Net income                                          96.1                                              96.1
                     __________  __________    __________  __________  __________  __________    __________
Balance 8/25/96    $  $1,265.1 $    $434.4   $  $1,726.1 $    ($33.3)$   ($497.4)$   ($672.9)  $  $2,222.0
                     __________  __________    __________  __________  __________  __________    __________
                     __________  __________    __________  __________  __________  __________    __________
*Employee Equity Fund

(5) In fiscal 1991, ConAgra acquired Beatrice Company (Beatrice). As a result of the acquisition and the significant pre-acquisition tax and other contingencies of the Beatrice businesses and its former subsidiaries, the consolidated post-acquisition financial statements of ConAgra have reflected significant liabilities and valuation allowances associated with the estimated resolution of these contingencies.

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

       Beatrice is also engaged in various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by ConAgra. The environmental proceedings include litigation and administrative proceedings involving
       Beatrice's status as a potentially responsible party at 44 Superfund, proposed Superfund or state-equivalent sites. Beatrice has paid or is in the process of paying its liability share at 41 of these sites. Beatrice has established substantial reserves for these matters. The environmental reserves are based on Beatrice's best estimate of its undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of Beatrice and other potentially responsible parties and Beatrice's prior experience in remediating sites. Management believes the ultimate resolution of such Beatrice legal and environmental contingenices should not exceed the reserves established for such matters.

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

(7) On October 3, 1996, the Company issued $400 million of senior notes with an interest rate of 7.125% due
       October 1, 2026 and redeemable at the option of the holders on October 1, 2006. The notes were priced at 99.375% of par.




              CONAGRA, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and operating results for the periods included in the accompanying consolidated condensed financial statements. Results for the fiscal
1997 first quarter are not necessarily indicative of results which may be attained in the future.

                 FINANCIAL CONDITION

Versus fiscal year end 1996, the Company's capital investment (working capital plus noncurrent assets) decreased $43.7 million. Working capital decreased
$158.3 million and noncurrent assets increased $114.6 million. The decrease in working capital resulted from an increase in short term debt due to business acquisitions, normal property, plant and equipment additions, from treasury stock purchases and a normal seasonal increase in accounts receivable.

The Company's objective is that senior long-term debt normally will not exceed 30 percent of total long-term debt plus equity. This objective was met for all periods presented.


                 OPERATING RESULTS

A summary of the period to period increases (decreases) in the principal components of operations is shown below
(dollars in millions, except per share amounts).

                              COMPARISON OF THE PERIODS ENDED
                              AUG. 25, 1996 & AUG. 27, 1995
                                     THIRTEEN WEEKS
                                     DOLLARS     %
                                     ________________

Net sales                              (31.9)   (0.5)

Cost of goods sold                     (22.0)   (0.4)

Gross profit                            (9.9)   (1.2)

Selling, administrative
 and general expenses                  (19.3)   (3.3)

Interest expense, net                   (5.8)   (7.6)

Income before income taxes              15.2    10.3

Income taxes                             6.2    10.2

Net income                               9.0    10.3

Preferred Dividends                     (5.1) (100.0)

Net Income available for
 common stock                           14.1    17.2

Earnings per common and
 common equivalent share                0.06    16.7





Two of ConAgra's industry segments, Food Inputs & Ingredients and Grocery/Diversified Products increased operating profit in the first quarter of fiscal 1997 versus the same period in fiscal 1996. The increase in those segments was somewhat offset by a decrease in the Refrigerated Foods segment first quarter operating profit.

ConAgra's total sales in the first quarter were about even with the same period last year, while costs and expenses were down versus the first quarter of fiscal 1996. Sources of increased sales and related cost of goods sold during the first quarter of fiscal 1997 were the Grocery/Diversified Products segment and the inputs and grain processing businesses in the Food Inputs & Ingredients segment. Refrigerated Foods segment sales and related cost of sales declined in the first quarter, mainly due to beef and poultry business dispositions in fiscal 1996 and lower selling prices in the beef business. Selling, general and administrative expenses for all segments in the first quarter of fiscal 1997 were lower than the same period in fiscal 1996. Consequently, net income increased $9 million in the first quarter of fiscal 1997 versus the same period last year.

In the Grocery/Diversified Products industry segment, operating profit increased 19 percent and sales increased 9 percent in fiscal 1997's first quarter versus fiscal 1996's first quarter. Unit volume growth in the two largest Grocery Products businesses, Hunt-Wesson and ConAgra Frozen Foods, contributed to increased operating profit. Golden Valley Microwave Foods also increased operating profit. The Lamb-Weston potato products business had earnings below last year's results.

In ConAgra's Food Inputs & Ingredients industry segment, operating profit increased 20 percent and sales increased 1 percent in fiscal 1997's first quarter versus fiscal 1996's first quarter. Excluding business dispositions during and after fiscal 1996's first quarter, segment sales increased nearly 5 percent. Grain merchandising was the largest source of the Food Input & Ingredients segment's operating profit growth. Flour milling, Europe processing operations, the dry edible beans business, commodity services and specialty retailing contributed to segment profit growth. Crop input earnings declined as weather conditions delayed planting and deferred sales of crop protection chemicals and fertilizer.

In ConAgra's Refrigerated Foods industry segment, operating profit decreased 8 percent and sales decreased 4 percent in fiscal 1997's first quarter versus fiscal 1996's first quarter. First quarter earnings were on plan. The sales decline was caused by beef and poultry business dispositions last year and lower selling prices in the U.S. beef industry. In the U.S. beef business, first quarter operating profit declined compared to last year, while pork products increased its operating profit. High grain-based feed ingredients caused poulty products operating profit to decline. Processed meats earnings were down, while cheese products earnings rose.

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

Summarizing ConAgra's results for fiscal 1997's first quarter compared to fiscal 1996's first quarter: earnings per share 42 cents, up 17 percent from 36 cents; net income available for common stock (net income minus preferred dividends) $96.1 million, up 17 percent from $82.0 million; net sales $6.40 billion down from $6.44 billion due to business dispositions and lower beef selling prices.

Fiscal 1997 first quarter earnings per share growth of 17 percent is consistent with the 17 percent increase in net income available for common stock, the net earnings measure which includes comparable financing expense. ConAgra redeemed the company's Class E preferred stock during fiscal 1996's second quarter. The reduction of $5.1 million in preferred dividends from fiscal 1996's first quarter to fiscal 1997's first quarter is approximately offset by the expense of financing the Class E preferred stock redemption.

Weighted average shares outstanding increased in fiscal 1997's first quarter over fiscal 1996's first quarter as a result of common stock repurchases in fiscal 1996's first quarter in anticipation of the conversion of the Class E preferred stock.

                 CONAGRA, INC. AND SUBSIDIARIES

                   PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

     ConAgra's annual meeting of stockholders was held on September 26, 1996. The stockholders elected five directors to serve three-year terms and ratified the appointment of Deloitte &
Touche to examine ConAgra's financial statements. Voting on these items was as follows:

     1.   ELECTION OF DIRECTORS.
                                        FOR       WITHHELD

          R. W. Roskens            199,838,041    5,070,336
          J. J. Thompson           201,113,459    3,794,918
          F. B. Wells              199,893,040    5,015,337
          T. R. Williams           200,131,198    4,777,179
          C. Yeutter               201,069,615    3,838,762

     2.   RATIFICATION OF ACCOUNTANTS

          FOR:                204,979,362
          AGAINST:                750,086
          ABSTAIN:              1,076,960
          BROKER/NON-VOTES:           -0-

ITEM 5.   OTHER INFORMATION.

     On September 26, 1996, ConAgra's Board of Directors established committees of the Board of Directors as follows:
Executive Committee consisting of Charles M. Harper (Chairman), Philip B. Fletcher, Walter Scott, Jr., Gerald Rauenhorst and Bruce Rohde; Audit Committee consisting of Walter Scott, Jr. (Chairman), Robert A. Krane, Jane J. Thompson and Frederick B. Wells; Human Resources Committee consisting of Carl Reichardt (Chairman), Thomas R. Williams and Clayton Yeutter; and Corporate Affairs Committee consisting of William G. Stocks (Chairman), Ronald W. Roskens, Marjorie M. Scardino and Gerald Rauenhorst.

     On September 26, 1996, ConAgra's Board of Directors approved a 14.7% increase in the Company's common stock dividend. A quarterly common stock dividend of $.2725 per share was declared payable December 2, 1996 to stockholders of record November 1, 1996. The new indicated annual dividend rate is $1.09 per share, up from $.95 per share.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (A)  EXHIBITS.

               12   -    Statement regarding computation of ratio
                         of earnings to fixed charges.

                4   -    Form of Note in connection with the
                         Company's sale of senior notes on
                         October 3, 1996.

          (B)  REPORTS ON FORM 8-K.

               ConAgra filed a report on Form 8-K dated August 26, 1996 reporting that ConAgra's Board of Directors had (i) elected Bruce Rohde a member of the Board of Directors, Vice Chairman of the Board and President of ConAgra, and (ii) formed an Office of the Chairman consisting of Philip B. Fletcher, Bruce Rohde and Leroy Lochmann.

                                   CONAGRA, INC.

                                   By: /s/ James P. O'Donnell
                                      _________________________
                                      James P. O'Donnell
                                      Senior Vice President and
                                        Chief Financial Officer

                                   By: /s/ Kenneth W. DiFonzo
                                      _________________________
                                      Kenneth W. DiFonzo
                                      Vice President and Controller

Dated this 8th day of October, 1996.


                            EXHIBIT INDEX


EXHIBIT        DESCRIPTION                                   PAGE

   4      -    Form of Note in connection with the
               Company's sale of senior notes on
               October 3, 1996..............................

  12      -    Statement regarding computation of ratio
               of earnings to fixed charges.................