Form 10-Q
period 1996-11-24
CONAGRA INC /DE/
filed 1997-01-08
CIK 23217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                       FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended November 24, 1996

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

Yes       X                   No
       _______                   _______

Number of shares outstanding of issuer's common stock, as of December 22, 1996 was 240,116,885.

                   PART I - FINANCIAL INFORMATION

                   CONAGRA, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS

                       (Dollars in Millions)


                                            NOV 24,    MAY 26,    NOV 26,
                                              1996       1996       1995
                                         __________ __________ __________
ASSETS
Current assets:
  Cash and cash equivalents             $     78.4 $    113.7 $     46.4
  Receivables, less allowance for
   doubtful accounts of $69.8, $52.1
   and $68.0                               2,469.1    1,428.4    2,530.7
  Inventory:
    Hedged commodities                     1,338.4    1,369.4    1,350.2
    Other                                  2,741.6    2,204.0    2,610.8
                                         __________ __________ __________
      Total inventory                      4,080.0    3,573.4    3,961.0
  Prepaid expenses                           433.7      451.4      384.5
                                         __________ __________ __________
      Total current assets                 7,061.2    5,566.9    6,922.6
                                         __________ __________ __________
Property, plant and equipment:
 Cost                                      5,192.6    4,971.3    5,175.3
 Less accumulated depreciation             2,010.5    1,915.0    1,935.9
 Less valuation reserve related
    to restructuring                         164.8      235.8        -
                                         __________ __________ __________
   Property, plant and equipment, net      3,017.3    2,820.5    3,239.4

Brands, trademarks and goodwill, at
 cost less accumulated amortization        2,460.2    2,405.6    2,564.9
Other assets                                 415.8      403.6      449.3
                                         __________ __________ __________
                                       $  12,954.5 $ 11,196.6 $ 13,176.2
                                         __________ __________ __________
                                         __________ __________ __________


The accompanying notes are an integral part of the consolidated financial statements.

                     CONAGRA, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS

                         (Dollars in Millions)


                                          NOV 24,     MAY 26,     NOV 26,
                                            1996        1996        1995
                                         __________ __________ __________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                         $  2,864.9 $    416.3 $  3,112.6
  Current installments of
   long-term debt                            356.4      142.5      129.0
  Accounts payable                         1,977.1    1,856.9    1,706.9
  Advances on sales                          244.0    1,390.9      209.1
  Other accrued liabilities                1,378.3    1,387.1    1,452.7
                                         __________ __________ __________
    Total current liabilities              6,820.7    5,193.7    6,610.3
                                         __________ __________ __________
Senior long-term debt, excluding
 current installments                      1,557.2    1,512.9    1,727.0

Other noncurrent liabilities                 938.4      959.5      904.4

Subordinated debt                            750.0      750.0      750.0

Preferred securities of subsidiary
 company                                     525.0      525.0      525.0

Preferred shares subject to
 mandatory redemption                          -           -        27.9

Common stockholders' equity:
  Common stock of $5 par value,
   authorized 1,200,000,000 shares,
   issued 253,058,213, 252,990,917
   and 252,957,072                         1,265.3    1,264.9    1,264.8

  Additional paid-in capital                 568.9      423.1      410.8

  Retained earnings                        1,851.9    1,683.5    1,858.9

  Foreign currency translation
   adjustment                                (11.9)     (39.1)     (29.3)

  Less treasury stock, at cost, common
   shares 12,828,189, 9,834,464
   and 4,846,730                            (526.0)    (390.0)    (166.7)
                                         __________ __________ __________
                                           3,148.2    2,942.4    3,338.5
  Less unearned restricted stock and
   value of 14,383,996, 16,014,644 and
  17,541,528 common shares held in EEF      (785.0)    (686.9)    (706.9)
                                         __________ __________ __________
    Total common stockholders' equity      2,363.2    2,255.5    2,631.6
                                         __________ __________ __________

                                      $   12,954.5  $11,196.6 $ 13,176.2
                                         __________ __________ __________
                                         __________ __________ __________



The accompanying notes are an integral part of the consolidated financial statements.

                  CONAGRA, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS

    (Dollars and shares in millions except per share amounts)


                                                  THIRTEEN WEEKS ENDED
                                                   NOV 24,    NOV 26,
                                                     1996       1995
                                                  __________ __________

Net sales                                        $  6,764.5 $  6,629.9
                                                  __________ __________
Costs and expenses:
  Cost of goods sold                                5,806.3    5,677.4
  Selling, administrative and
   general expenses                                   569.2      591.6
  Interest expense, net                                72.7       77.6
                                                  __________ __________
                                                    6,448.2    6,346.6
                                                  __________ __________
Income before income taxes                            316.3      283.3
Income taxes                                          129.0      116.2
                                                  __________ __________
Net income                                            187.3      167.1
Less preferred dividends                                -          3.5
                                                  __________ __________
Net income available for common stock            $    187.3 $    163.6
                                                  __________ __________
                                                  __________ __________


Earnings per common and common
 equivalent share                                $     0.82 $     0.72
                                                  __________ __________
                                                  __________ __________




Weighted average number of common
 and common equivalent shares
 outstanding                                          229.7      226.9
                                                  __________ __________
                                                  __________ __________




Cash dividends declared per common
 share                                           $    0.272 $    0.237
                                                  __________ __________
                                                  __________ __________


                  CONAGRA, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS

    (Dollars and shares in millions except per share amounts)



                                                 TWENTY-SIX WEEKS ENDED
                                                    NOV 24,     NOV 26,
                                                     1996       1995
                                                  __________ __________

Net sales                                        $ 13,168.8 $ 13,066.1
                                                  __________ __________
Costs and expenses:
  Cost of goods sold                               11,418.7   11,311.8
  Selling, administrative and
   general expenses                                 1,128.2    1,169.9
  Interest expense, net                               142.8      153.5
                                                  __________ __________
                                                   12,689.7   12,635.2
                                                  __________ __________
Income before income taxes                            479.1      430.9
Income taxes                                          195.7      176.7
                                                  __________ __________
Net income                                            283.4      254.2
Less preferred dividends                                -          8.6
                                                  __________ __________
Net income available for common stock            $    283.4 $    245.6
                                                  __________ __________
                                                  __________ __________


Earnings per common and common
 equivalent share                                $     1.24 $     1.08
                                                   _________ __________
                                                  __________ __________




Weighted average number of common
 and common equivalent shares
 outstanding                                          229.3      227.2
                                                  __________ __________
                                                  __________ __________




Cash dividends declared per common
  share                                           $    0.510 $    0.445
                                                   __________ __________
                                                   __________ __________


The accompanying notes are an integral part of the consolidated financial statements.

                      CONAGRA, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in Millions)


                                                  TWENTY-SIX WEEKS ENDED
                                                     NOV 24,    NOV 26,
Decrease in Cash and Cash Equivalents                  1996       1995
                                                    __________ __________
Cash flows from operating activities:
  Net income                                       $    283.4 $    254.2
  Adjustments to reconcile net income to net
   cash used in operating activities:
    Depreciation and other amortization                 170.5      163.8
    Goodwill amortization                                34.7       36.0
    Other noncash items (includes nonpension
      postretirement benefits)                           (7.9)      27.7
    Change in assets and liabilities before
     effects from business acquisitions              (2,487.2)  (2,374.7)
                                                    __________ __________
  Net cash flows from operating activities           (2,006.5)  (1,893.0)
                                                    __________ __________
Cash flows from investing activities:
  Sale of property, plant and equipment                  17.9       31.9
  Additions to property, plant and equipment           (289.0)    (285.7)
  Payment for business acquisitions                    (192.5)    (454.0)
  Monfort Finance Company notes receivable
   and other items                                      (51.2)      56.2

                                                    __________ __________
  Net cash flows from investing activities             (514.8)    (651.6)
                                                    __________ __________
Cash flows from financing activities:
  Net short-term borrowings                           2,433.3    3,084.2
  Proceeds from issuance of long-term debt              397.5        -
  Cash dividends paid                                  (107.3)    (105.9)
  Repayment of long-term debt                          (140.2)     (54.3)
  Treasury stock purchases                             (131.1)    (399.1)
  Employee Equity Fund stock transactions                 8.7        7.5
  Other items                                            25.1       (1.4)
                                                     _________ __________
  Net cash flows from financing activities            2,486.0    2,531.0
                                                    __________ __________
Net decrease in cash & cash equivalents                 (35.3)     (13.6)
Cash and cash equivalents at beginning of year          113.7       60.0
                                                    __________ __________
Cash and cash equivalents at end of period        $      78.4 $     46.4
                                                    __________ __________
                                                    __________ __________


The accompanying notes are an integral part of the consolidated financial statements.

                    CONAGRA, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                         NOVEMBER 24, 1996


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

(2)    The composition of inventories is as follows (in
       millions):
                                     NOV 24,    MAY 26,     NOV 26,
                                      1996        1996        1995
                                    __________ __________ __________
       Hedged commodities          $  1,338.4 $  1,369.4  $ 1,350.2
       Food products and livestock    1,390.2    1,219.9    1,341.3
       Agricultural chemicals,
        fertilizer and feed             538.3      399.4      465.8
       Retail merchandise               118.5      122.7      173.7
       Other, principally
        ingredients and supplies        694.6      462.0      630.0
                                    __________ __________ __________
                                   $  4,080.0 $  3,573.4 $  3,961.0
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


(4) Following is a condensed statement of common stockholders' equity (in millions):

<captions>
                                                                                    Unearned
                                      Add'l                     Foreign               Restricted
                         Common      Paid-In     Retained     Curr      Treasury      & EEF
                          Stock      Capital     Earnings   Trns Adj       Stock       Stock          Total
                       ___________ ___________  ___________ ___________ ___________ ___________    ___________
Balance 5/26/96       $1,264.9   $423.1    $1,683.5    ($39.1)   ($390.0)    ($686.9)     $2,255.5


Shares issued
  Stock option and
   incentive plans         0.3      1.0                                                        1.3

  EEF*: stock option,
    incentive and
    other employee
    benefit plans                   5.4                                         42.5          47.9
 Fair market
   valuation of
   EEF shares                     139.0                                       (139.0)          -
 Acquisitions              0.1      0.4                                                        0.5

Shares acquired
   Incentive plans                                                  (4.9)       (1.6)         (6.5)
   Treasury shares
     purchased                                                    (131.1)                   (131.1)
Foreign currency
 translation
 adjustment                                              27.2                                 27.2

Cash dividends
 declared -
 common stock                                (115.0)                                        (115.0)

Net income                                    283.4                                          283.4
                       __________ _________ __________ ___________ ___________ _____________________
Balance 11/24/96      $1,265.3 $ $568.9    $1,851.9    ($11.9)   ($526.0)    ($785.0)     $2,363.2
                       __________ _________ ___________ ___________ ___________ ___________    ___________
                       __________ _________ ___________ ___________ ___________ ___________    ___________
*Employee Equity Fund

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

       Beatrice is also engaged in various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by ConAgra. The environmental proceedings include litigation and administrative proceedings involving
       Beatrice's status as a potentially responsible party at 44 Superfund, proposed Superfund or state-equivalent sites. Beatrice has paid or is in the process of paying its liability share at 42 of these sites. Beatrice has established substantial reserves for these matters. The environmental reserves are based on Beatrice's best estimate of its undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of Beatrice and other potentially responsible parties and Beatrice's prior experience in remediating sites. Management believes the ultimate resolution of such Beatrice legal and environmental contingenices should not exceed the reserves established for such matters.

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

(8) In December, 1996, the Company's Board of Directors authorized ConAgra to purchase up to five million shares of the Company's outstanding common stock from time to time in the open market in continuation of the Company's systematic pattern of common stock purchase designed to avoid the dilutive effect on earnings per share of stock based compensation programs and acquisitions using stock accounted for as purchases.

               CONAGRA, INC. AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and operating results for the periods included in the accompanying consolidated condensed financial statements. Results for the fiscal
1997 second quarter and first half are not necessarily indicative of results which may be attained in the future.

                  FINANCIAL CONDITION

Versus fiscal year end 1996, the Company's capital investment (working capital plus noncurrent assets) increased $130.9 million. Working capital decreased
$132.7 million and noncurrent assets increased $263.6 million. The decrease in working capital resulted from an increase in short-term debt due to business acquisitions, normal property, plant and equipment additions, from treasury stock purchases and a normal seasonal increase in accounts receivable.

The Company's objective is that senior long-term debt normally will not exceed 30 percent of total long-term debt plus equity. At November 24,1996, senior long-term debt was 30 percent of total long-term debt plus equity compared to 30 percent at May 26,1996 and 31 percent at November 26, 1995.


                  OPERATING RESULTS

A summary of the period to period increases (decreases) in the principal components of operations is shown below
(dollars in millions, except per share amounts).

                            COMPARISON OF THE PERIODS ENDED
                             NOV. 24, 1996 & NOV. 26, 1995
                            THIRTEEN WEEKS  TWENTY-SIX WEEKS
                             DOLLARS     %   DOLLARS     %
                             ________________________________

Net sales                     134.6     2.0    102.7      0.8

Cost of goods sold            128.9     2.3    106.9      0.9

Gross profit                    5.7     0.6     (4.2)    (0.2)

Selling, administrative
 and general expenses         (22.4)   (3.8)   (41.7)    (3.6)

Interest expense, net          (4.9)   (6.3)   (10.7)    (7.0)

Income before income taxes     33.0    11.6     48.2     11.2

Income taxes                   12.8    11.0     19.0     10.8

Net income                     20.2    12.1     29.2     11.5

Preferred Dividends            (3.5) (100.0)    (8.6)  (100.0)

Net Income available for
 common stock                  23.7    14.5     37.8     15.4

Earnings per common and
 common equivalent share       0.10    13.9     0.16     14.8





Two of ConAgra's industry segments, Food Inputs &
Ingredients and Grocery/Diversified Products increased operating profit in the second quarter and first half of fiscal 1997 versus the same periods in fiscal 1996. The increase in those segments was somewhat offset by a decrease in the Refrigerated Foods segment second quarter and first half operating profit.

ConAgra's total sales and cost of sales were both up 2% in the second quarter and up 1% in the first half of fiscal 1997 compared to the same periods last year, while selling, general and administrative expenses were down 4% in the second quarter and 3% for the first half of fiscal
1997 versus fiscal 1996. Sources of increased sales and related cost of goods sold during the second quarter and first half of fiscal 1997 were the Grocery/Diversified
Products segment and the inputs and grain processing businesses in the Food Inputs & Ingredients segment.
Refrigerated Foods segment sales and related cost of sales declined in the second quarter and first half.
Selling, general and administrative expenses for all segments in the first half of fiscal 1997 were lower than the same period in fiscal 1996. For the second quarter of fiscal 1997 versus the second quarter of fiscal 1996, selling, general and administrative expenses were lower in the Refrigerated Foods and Food Inputs & Ingredients segments and up slightly in the Grocery/Diversified
Products segment. Net income increased $20.2 million in the second quarter and $29.2 million in the first half of fiscal 1997 versus the same periods last year.

In the Grocery/Diversified Products segment, operating profit increased 30 percent in the second quarter and 26 percent in the first half of fiscal 1997 versus the same periods last year. Sales increased 12 percent in fiscal
1997's second quarter and 10% in the first half versus the same periods in fiscal 1996. Unit volume growth in two Grocery Products businesses, Hunt-Wesson and ConAgra
Frozen Foods, contributed to increased operating profit.
The Lamb-Weston potato products business, the Golden
Valley Microwave Foods and the seafood businesses all contributed to increased operating profit in the second quarter and first half of fiscal 1997.

In ConAgra's Food Inputs & Ingredients segment, operating profit increased 15 percent in the second quarter and 19 percent in the first half of fiscal 1997 compared to the same periods in fiscal 1996. Segment sales increased 4 percent in the second quarter and 3 percent in the first half. Excluding business dispositions and acquisitions, first half segment sales increased nearly 5 percent over the same period last year. Major sources of the segment's second quarter and first half operating profit growth included flour milling, grain merchandising and specialty food ingredients. Commodity services, Europe processing operations, the dry edible bean business, specialty retailing and a private label business all contributed to segment operating profit growth in both periods. Crop inputs operating profit increased in the second quarter but was flat in the first half.

In ConAgra's Refrigerated Foods segment, operating profit decreased 28 percent in the second quarter and 20 percent in the first half of fiscal 1997 versus the same periods in fiscal 1996. Segment sales decreased 3 percent in the second quarter and 4 percent in the first half of fiscal
1997 primarily due to beef and poultry operations divested or restructured during and after last year's second quarter. Branded processed meats operating profit was up in the second quarter and first half. U.S. beef operating profit declined in the second quarter and first half of fiscal 1997 while Australia beef operating profit improved in both periods. Second quarter and first half operating profit decreased in the pork business.
However, the Company considers this earnings level to be satisfactory given the industry's current high cost of raw materials. Pressured by high feed ingredients costs, poultry products operating profit was down in both periods. Cheese business operating profits were down slightly in the second quarter and up slightly in the first half.

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

Summarizing ConAgra's results for fiscal 1997's second quarter compared to fiscal 1996's second quarter: earnings per share 82 cents, up 14 percent from 72 cents; net income available for common stock (net income minus preferred dividends) $187.3 million, up 14.5 percent from $163.6 million; net sales $6.76 billion up 2 percent from $6.63 billion.

For fiscal 1997's first half: earnings per share $1.24, up
15 percent from $1.08; net income available for common stock $283.4 million, up 15 percent from $245.6 million;
net sales $13.17 billion up 1 percent from $13.07 billion.
As mentioned, first half and second quarter sales growth was constrained by business divestitures and restructuring initiatives.

Fiscal 1997 second quarter and first half earnings per share growth of 14 percent and 15 percent is consistent with growth of 14.5 percent and 15 percent in net income available for common stock, the net earnings measure which includes comparable financing expense. ConAgra redeemed the company's Class E preferred stock during fiscal 1996's second quarter, the last quarter in which preferred dividends were paid. Preferred dividends of $3.5 million and $8.6 million in fiscal 1996's second quarter and first half are approximately offset in fiscal 1997's second quarter and first half by the expense of financing the Class E preferred stock redemption.

Weighted average shares outstanding increased in fiscal
1997's second quarter and first half over the same periods in fiscal 1996 primarily as a result of common stock repurchases in fiscal 1996's first half for conversion of the Class E preferred stock which occurred in the latter part of fiscal 1996's second quarter.


                  CONAGRA, INC. AND SUBSIDIARIES

                   PART II - OTHER INFORMATION


ITEM 5.   OTHER INFORMATION.

     On December 12, 1996, Mogens C. Bay and Kenneth E. Stinson were elected to ConAgra's board of directors. Mr. Bay, age 47, is President and Chief Executive Officer of Valmont Industries, Inc. Mr. Stinson, age 54, is Chairman and Chief Executive Officer of Kiewit Construction Group, Inc. and Executive Vice President of parent company Peter Kiewit Sons', Inc.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (A)  EXHIBITS.

               12   -    Statement regarding computation of ratio
                         of earnings to fixed charges.

          (B)  REPORTS ON FORM 8-K.

               None.

                                   CONAGRA, INC.

                                   By:  /s/ James P. O'Donnell
                                      _________________________
                                      James P. O'Donnell
                                      Senior Vice President and
                                        Chief Financial Officer

                                   By:  /s/ Kenneth W. DiFonzo
                                      _________________________
                                      Kenneth W. DiFonzo
                                      Vice President and Controller


Dated this 8 day of January, 1997.

                           EXHIBIT INDEX


EXHIBIT        DESCRIPTION                                   PAGE

    12      -    Statement regarding computation of ratio
                    of earnings to fixed charges.............  18