Form 10-Q
period 1997-02-23
CONAGRA INC /DE/
filed 1997-04-08
CIK 23217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended February 23, 1997

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

Yes       X                   No
       _______                   _______

Number of shares outstanding of issuer's common stock, as of March 23, 1997 was 238,804,275

                  PART I - FINANCIAL INFORMATION

                  CONAGRA, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS

                       (Dollars in Millions)


                                               FEB 23,    MAY 26,    FEB 25,
                                                1997       1996       1996
                                              ________   ________   ________
ASSETS
Current assets:
  Cash and cash equivalents                $     64.5 $    113.7 $     59.1
  Receivables, less allowance for
   doubtful accounts of $75.4, $52.1
   and $72.4                                  2,053.0    1,428.4    2,092.0
  Inventory:
    Hedged commodities                        1,143.6    1,369.4    1,484.9
    Other                                     2,548.4    2,204.0    2,463.9
                                             _________  _________   ________
 Total inventory                              3,692.0    3,573.4    3,948.8
  Prepaid expenses                              434.1      451.4      407.2
                                             _________  _________   ________
      Total current assets                    6,243.6    5,566.9    6,507.1
                                             _________  _________   ________
Property, plant and equipment:
 Cost                                         5,321.2    4,971.3    5,291.2
 Less accumulated depreciation                2,091.2    1,915.0    2,008.1
 Less valuation reserve related
    to restructuring                            152.0      235.8         -
                                             __________ _________  _________
   Property, plant and equipment, net         3,078.0    2,820.5    3,283.1

Brands, trademarks and goodwill, at
 cost less accumulated amortization           2,446.4    2,405.6    2,549.4
Other assets                                    409.6      403.6      415.6
                                            __________ __________ __________
                                           $ 12,177.6 $ 11,196.6 $ 12,755.2
                                            __________ __________ __________
                                            __________ __________ __________


The accompanying notes are an integral part of the consolidated financial statements.

                     CONAGRA, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS

                         (Dollars in Millions)


                                               FEB 23,    MAY 26,    FEB 25,
                                                1997       1996       1996
                                              __________ __________ ________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                             $  1,992.8 $    416.3 $ 2,810.9
  Current installments of
   long-term debt                                340.6      142.5     136.4
  Accounts payable                             2,025.1    1,856.9   1,785.8
  Advances on sales                              217.4    1,390.9     293.3
  Other accrued liabilities                    1,411.8    1,387.1   1,473.8
                                             __________ __________ ________
    Total current liabilities                  5,987.7    5,193.7   6,500.2
                                             __________ __________ ________
Senior long-term debt, excluding
 current installments                          1,583.5    1,512.9   1,600.3

Other noncurrent liabilities                     911.5      959.5     904.7

Subordinated debt                                750.0      750.0     750.0

Preferred securities of subsidiary
 company                                         525.0      525.0     525.0

Common stockholders' equity:
  Common stock of $5 par value,
   authorized 1,200,000,000 shares,
   issued 253,060,007, 252,990,917
   and 253,151,573                             1,265.3    1,264.9   1,265.8

  Additional paid-in capital                     573.0      423.1     454.4

  Retained earnings                            1,935.8    1,683.5   1,931.1

  Foreign currency translation
   adjustment                                    (25.8)     (39.1)    (39.1)

  Less treasury stock, at cost, common
   shares 13,422,401, 9,834,464
   and 10,073,548                               (556.8)    (390.0)   (399.1)
                                               __________ ________  _______
                                               3,191.5    2,942.4   3,213.1
  Less unearned restricted stock and
   value of 13,854,176, 16,014,644 and
   16,647,309 common shares held in EEF         (771.6)    (686.9)   (738.1)
                                              __________ _________ ________
    Total common stockholders' equity          2,419.9    2,255.5   2,475.0
                                              __________  _________ ________

                                            $ 12,177.6  $11,196.6 $12,755.2
                                              __________ _________ ________
                                              __________ _________ ________



The accompanying notes are an integral part of the consolidated financial statements.

                      CONAGRA, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF EARNINGS

         (Dollars and shares in millions except per share amounts)


                                                   THIRTEEN WEEKS ENDED
                                                     FEB 23,   FEB 25,
                                                      1997      1996
                                                  __________ __________

Net sales                                        $  5,635.0 $  5,772.9
                                                  __________ __________
Costs and expenses:
  Cost of goods sold                                4,757.4    4,905.2
  Selling, general and
   administrative expenses                            561.2      570.5
  Interest expense, net                                73.3       82.6
                                                  __________ __________
                                                    5,391.9    5,558.3
                                                  __________ __________
Income before income taxes                            243.1      214.6
Income taxes                                           98.0       86.2
                                                  __________ __________
Net income                                            145.1      128.4
Less preferred dividends                                -          -
                                                  __________ __________
Net income available for common stock            $    145.1 $    128.4
                                                  __________ __________
                                                  __________ __________


Earnings per common and common
 equivalent share                                $     0.63 $     0.55
                                                  __________ __________
                                                  __________ __________




Weighted average number of common
 and common equivalent shares
 outstanding                                          229.8      232.7
                                                  __________ __________
                                                  __________ __________




Cash dividends declared per common
 share                                           $    0.273 $    0.238
                                                  __________ __________
                                                  __________ __________


                      CONAGRA, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF EARNINGS

          (Dollars and shares in millions except per share amounts)



                                                THIRTY-NINE WEEKS ENDED
                                                   FEB 23,    FEB 25,
                                                    1997       1996
                                                  __________ __________

Net sales                                        $ 18,803.8 $ 18,839.0
                                                  __________ __________
Costs and expenses:
  Cost of goods sold                               16,176.1   16,217.0
  Selling, general and
   administrative expenses                          1,689.4    1,740.4
  Interest expense, net                               216.1      236.1
                                                  __________ __________
                                                   18,081.6   18,193.5
                                                  __________ __________
Income before income taxes                            722.2      645.5
Income taxes                                          293.7      262.9
                                                  __________ __________
Net income                                            428.5      382.6
Less preferred dividends                                -          8.6
                                                  __________ __________
Net income available for common stock            $    428.5 $    374.0
                                                  __________ __________
                                                  __________ __________


Earnings per common and common
 equivalent share                                $     1.87 $     1.63
                                                  __________ __________
                                                  __________ __________




Weighted average number of common
 and common equivalent shares
 outstanding                                          229.5      229.0
                                                  __________ __________
                                                  __________ __________




Cash dividends declared per common
  share                                          $    0.783 $    0.683
                                                  __________ __________
                                                  __________ __________


The accompanying notes are an integral part of the consolidated financial statements.

                     CONAGRA, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (Dollars in Millions)


                                                   THIRTY-NINE WEEKS ENDED
                                                      FEB 23,    FEB 25,
Decrease in Cash and Cash Equivalents                  1997       1996
                                                   __________ __________
Cash flows from operating activities
  Net income                                      $    428.5 $    382.6
  Adjustments to reconcile net income to net
   cash used in operating activities
    Depreciation and other amortization                261.4      241.4
    Goodwill amortization                               52.2       54.0
    Other noncash items (includes nonpension
      postretirement benefits)                          (6.6)      30.2
    Change in assets and liabilities before
     effects from business acquisitions             (1,593.7)  (1,749.0)
                                                    __________ __________
  Net cash flows from operating activities            (858.2)  (1,040.8)
                                                    __________ __________
Cash flows from investing activities:
  Sale of property, plant and equipment                 24.6       66.4
  Additions to property, plant and equipment          (446.1)    (414.6)
  Payment for business acquisitions                   (197.8)    (493.6)
  Monfort Finance Company notes
    receivable                                         (17.4)      70.4
  Other items                                          (14.3)      26.7
                                                    __________ __________
  Net cash flows from investing activities            (651.0)    (744.7)
                                                    __________ __________
Cash flows from financing activities:
  Net short-term borrowings                          1,561.2    2,808.2
  Decrease in accounts receivable sold                 (50.5)      -
  Proceeds from issuance of long-term debt             397.5       -
  Cash dividends paid                                 (168.5)    (160.5)
  Repayment of long-term debt                         (130.2)    (163.0)
  Treasury stock purchases                            (160.0)    (664.0)
  Employee Equity Fund stock transactions               12.4        7.5
  Other items                                           (1.9)     (43.6)
                                                    __________ __________
  Net cash flows from financing activities           1,460.0    1,784.6
                                                    __________ __________
Net decrease in cash and cash equivalents              (49.2)      (0.9)
Cash and cash equivalents at beginning of year         113.7       60.0
                                                    __________ __________
Cash and cash equivalents at end of period        $     64.5 $     59.1
                                                    __________ __________
                                                    __________ __________


The accompanying notes are an integral part of the consolidated financial statements.

                    CONAGRA, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                         FEBRUARY 23, 1997


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

(2)    The composition of inventories is as follows (in
       millions):
                                       FEB 23,    MAY 26,    FEB 25,
                                        1997       1996       1996
                                    __________ __________ __________
       Hedged commodities          $  1,143.6 $  1,369.4 $  1,484.9
       Food products and livestock    1,252.2    1,219.9    1,385.3
       Agricultural chemicals,
        fertilizer and feed             498.4      399.4      430.0
       Retail merchandise               106.0      122.7      163.4
       Other, principally
        ingredients and supplies        691.8      462.0      485.2
                                    __________ __________ __________
                                   $  3,692.0 $  3,573.4 $  3,948.8
                                    __________ __________ __________
                                    __________ __________ __________



(3) On August 29, 1996, the Company purchased certain assets of Gilroy Foods from McCormick & Company,
       Inc. for approximately $121 million in cash. Gilroy
       Foods, based in Gilroy, California, manufactures dehydrated garlic and onion products principally for industrial markets. Gilroy Foods' sales in 1995 were approximately $200 million.


(4) Following is a condensed statement of common stockholders' equity (in millions):

<captions>
                                                                                    Unearned
                                      Add'l                   Foreign               Restricted
                         Common      Paid-In     Retained      Curr      Treasury      & EEF
                          Stock      Capital     Earnings   Trns Adj       Stock       Stock          Total
                       ___________ ___________  ___________ ___________ ___________ ___________    ___________
Balance 5/26/96       $  $1,264.9 $    $423.1  $  $1,683.5 $    ($39.1)$   ($390.0)$   ($686.9)   $  $2,255.5


Shares issued
  Stock option and
   incentive plans            0.4         1.0                                  0.5                        1.9

  EEF*: stock option,
    incentive and
    other employee
    benefit plans                         7.0                                             57.0           64.0
 Fair market
   valuation of
   EEF shares                           141.9                                           (141.9)          -
 Acquisitions                                                                  0.5                        0.5

Shares acquired
   Incentive plans                                                            (7.8)        0.2           (7.6)
   Treasury shares
     purchased                                                              (160.0)                    (160.0)
Foreign currency
 translation
 adjustment                                                       13.3                                   13.3

Cash dividends
 declared -
 common stock                                       (176.2)                                            (176.2)

Net income                                           428.5                                              428.5
                       ___________ ___________  ___________ ___________ ___________ ___________    ___________
Balance 2/23/97       $  $1,265.3 $    $573.0  $  $1,935.8 $    ($25.8)$   ($556.8)$   ($771.6)   $  $2,419.9
                       ___________ ___________  ___________ ___________ ___________ ___________    ___________
                       ___________ ___________  ___________ ___________ ___________ ___________    ___________
*Employee Equity Fund

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

       As a result of a settlement reached with the Internal Revenue Service in fiscal 1995, ConAgra released $230.0 million of a valuation allowance and reduced noncurrent liabilities by $135.0 million, with a resulting reduction of goodwill associated with the Beatrice acquisition of $365.0 million.
       Various state tax returns of Beatrice remain open.
       However, after taking into account the foregoing adjustments, management believes that the ultimate resolution of all remaining pre-acquisition Beatrice tax contingencies should not exceed the reserves established for such matters.

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

(7) The Company adopted Statement of Financial Accounting Standards No. 125 ("SFAS 125"), which is effective for transfers of financial assets beginning in 1997. SFAS 125 will have no impact on the Company's reported results of operation or financial position.

(8) On October 3, 1996, the Company issued $400 million of senior notes with an interest rate of 7.125% due
       October 1, 2026 and redeemable at the option of the holders on October 1, 2006. The notes were priced at 99.375% of par.

(8) In December, 1996, the Company's Board of Directors authorized ConAgra to purchase up to five million shares of the Company's outstanding common stock from time to time in the open market in continuation of the Company's systematic pattern of common stock purchases designed to avoid the dilutive effect on earnings per share of stock based compensation programs and acquisitions using stock accounted for as purchases.


               CONAGRA, INC. AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and operating results for the periods included in the accompanying consolidated condensed financial statements. Results for the fiscal 1997 third quarter and first nine months are not necessarily indicative of results which may be attained in the future.

                  FINANCIAL CONDITION

Versus fiscal year end 1996, the Company's capital investment (working capital plus noncurrent assets) increased $187.0 million. Working capital decreased
$117.3 million and noncurrent assets increased $304.3 million. The decrease in working capital resulted from an increase in short-term debt due to business acquisitions, normal property, plant and equipment additions, from treasury stock purchases and a normal seasonal increase in accounts receivable.

The Company's objective is that senior long-term debt normally will not exceed 30 percent of total long-term debt plus equity. At February 23,1997, senior long-term debt was 30 percent of total long-term debt plus equity compared to 30 percent at May 26,1996 and 30 percent at February 25, 1996.


                  OPERATING RESULTS

A summary of the period to period increases (decreases) in the principal components of operations is shown below
(dollars in millions, except per share amounts).

                                 COMPARISON OF THE PERIODS ENDED
                                   FEB. 23, 1997 & FEB. 25, 1996
                                 THIRTEEN WEEKS  THIRTY-NINE WEEKS
                                    DOLLARS     %   DOLLARS     %
                                  ________________________________

Net sales                           (137.9)   (2.4)  (35.2)   (0.2)

Cost of goods sold                  (147.8)   (3.0)  (40.9)   (0.3)

Gross profit                           9.9     1.1     5.7     0.2

Selling, general
 and administrative expenses          (9.3)   (1.6)  (51.0)   (2.9)

Interest expense, net                 (9.3)  (11.3)  (20.0)   (8.5)

Income before income taxes            28.5    13.3    76.7    11.9

Income taxes                          11.8    13.7    30.8    11.7

Net income                            16.7    13.0    45.9    12.0

Preferred Dividends                    -         -    (8.6) (100.0)

Net Income available for
 common stock                         16.7    13.0    54.5    14.6

Earnings per common and
 common equivalent share              0.08    14.5    0.24    14.7





Two of ConAgra's industry segments, Grocery/Diversified
Products and Refrigerated Foods increased operating profit in the third quarter while operating profit in the Foods Inputs & Ingredients segment decreased, versus third quarter fiscal 1996. Operating profit for the first nine months of fiscal 1997, versus the same period in fiscal 1996, increased in the Foods Inputs & Ingredients and the Grocery/Diversified Products segments. The increase in those segments was somewhat offset by a decrease in the Refrigerated Foods segment operating profit for the first nine months.

ConAgra's total sales and cost of sales were lower by 2 percent and 3 percent, respectively, in the third quarter and about even for the first nine months of fiscal 1997, compared to the same periods last year.
Selling, general and administrative expenses were down
2 percent in the third quarter and down 3 percent for the first nine months of fiscal 1997 versus fiscal
1996. In the Grocery/Diversified Products segment, sales and related cost of goods sold increased during the third quarter and first nine months of fiscal 1997 versus fiscal 1996. In the Foods Inputs & Ingredients segment, increased sales and cost of sales in the specialty food ingredient and agri-products businesses were offset by declines in the other businesses.
Refrigerated Foods segment sales and related cost of sales declined in the third quarter and first nine months. Selling, general and administrative expenses for all segments in the third quarter and first nine months of fiscal 1997 were lower than the same periods in fiscal 1996. Net income increased $16.7 million in the third quarter and $45.9 million in the first nine months of fiscal 1997 versus the same periods last year.

In the Grocery/Diversified Products segment, operating profit increased 12 percent in the third quarter and 20 percent in the first nine months of fiscal 1997 versus the same periods last year. Sales increased 4 percent in fiscal 1997's third quarter and 8 percent in the first nine months versus the same periods in fiscal 1996. ConAgra Frozen Foods increased third quarter and nine month operating profit over 20 percent. Hunt-Wesson's operating profit increased in the third quarter and first nine months. Combined
Hunt-Wesson/Frozen Foods unit volume growth was up 4 percent through nine months, but down about 3 percent in the third quarter, reflecting soft grocery industry sales. Benefiting from value-added products, operating productivity and volume growth, the Lamb-Weston potato products business increased third quarter and nine month operating profit. Golden Valley Microwave Foods' operating profit was down in the third quarter but up
22 percent through nine months. Seafood operating profit increased in both periods.

In ConAgra's Refrigerated Foods segment, operating profit increased 35 percent in the third quarter and declined 11 percent in the first nine months of fiscal 1997 versus the same periods in fiscal 1996. Segment sales decreased 2 percent in the third quarter and 3 percent in the first nine months of fiscal 1997 primarily due to beef and poultry restructuring initiatives subsequent to last year's third quarter.
Branded processed meats, the segment's largest profit contributor increased operating profit 24 percent in the third quarter and 13 percent for the first nine months of fiscal 1997.

U.S beef operating profit rebounded in this year's third quarter and was up through nine months.
Australia beef operating profit improved in both periods. Third quarter and nine month operating profit decreased in the pork business. However, the Company considers this earnings level to be satisfactory given the industry's current high cost of raw materials.
Poultry products operating profit decreased in both periods as did operating profit in the cheese business.

In ConAgra's Food Inputs & Ingredients segment, operating profit decreased 14 percent in the third quarter and increased 6 percent in the first nine months of fiscal 1997 compared to the same periods in fiscal
1996. Segment sales decreased 10 percent in the third quarter and 1 percent through nine months. Business dispositions, lower wheat prices and reduced international fertilizer sales drove the sales decline. Third quarter operating profit gains in a number of businesses, notably flour milling and specialty food ingredients, were more than offset by declines in other businesses, in particular specialty grain and grain merchandising. Sources of the nine month operating profit gain included flour milling, specialty food ingredients, European operations and dry edible beans partially offset by profit declines in specialty grain and other businesses. United Agri
Products, the major crop inputs business, and specialty retailing increased operating profit in both periods.

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

Summarizing ConAgra's results for fiscal 1997's third quarter compared to fiscal 1996's third quarter: earnings per share 63 cents, up 14.5 percent from 55 cents; net income and net income available for common stock (net income minus preferred dividends) $145.1 million, up 13 percent from $128.4 million; net sales $5.64 billion, down 2 percent from $5.77 billion.

For fiscal 1997's first nine months: earnings per share $1.87, up 14.7 percent from $1.63; net income
$428.5 million, up 12 percent from $382.6 million; net income available for common stock $428.5 million, up
15 percent from $374.0 million; net sales $18.80 billion, down from $18.84 billion.

As mentioned, fiscal 1997 third quarter and nine month sales were reduced by business dispositions and restructuring initiatives. For the nine month period, the relevant net earnings comparison is net income available for common stock because it includes comparable financing expense in both years: preferred dividends in fiscal 1996 and the cost of preferred stock redemption in fiscal 1997.

Weighted average shares outstanding decreased in fiscal 1997's third quarter over the same period in fiscal 1996 primarily due to the timing of common stock repurchases.


                      CONAGRA, INC. AND SUBSIDIARIES

                        PART II - OTHER INFORMATION


ITEM 2(c).     RECENT SALES OF UNREGISTERED SECURITIES

               ConAgra issued 23,159 shares of its common stock in connection with the acquisition of Creative Seasonings, Inc. in a merger transaction on January 10, 1997. The common stock was issued to the two shareholders of Creative Seasonings, Inc. in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D thereunder.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

               (A)  EXHIBITS.

                    10.1 -    Employment contracts between the
                               Company and Bruce Rohde.

                    10.2 -    Second Amendment to the Directors'
                               Unfunded Deferred Compensation
                               Plan.

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

                    None.

                                   CONAGRA, INC.

                                   By: /s/ James P. O'Donnell
                                      _________________________
                                      James P. O'Donnell
                                      Senior Vice President and
                                        Chief Financial Officer

                                   By: /s/ Kenneth W. DiFonzo
                                      _________________________
                                      Kenneth W. DiFonzo
                                      Vice President and
Controller

Dated this 8th day of April, 1997.



                                EXHIBIT INDEX


         EXHIBIT          DESCRIPTION                             PAGE

          10.1            Employment contracts between the
                          Company and Bruce Rohde..............    18

          10.2            Second Amendment to the Directors'
                          Unfunded Deferred Compensation Plan..    35

          12              Statement regarding computation of
                          ratio of earnings to fixed charges...    36