Form 10-K
period 1997-05-25
CONAGRA INC /DE/
filed 1997-08-22
CIK 23217

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
   (Mark One)
          [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     For the fiscal year ended May 25, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

       For the transition period from ________________ to _______________

                           Commission File No. 1-7275

                                  CONAGRA, INC.
               (Exact name of registrant, as specified in charter)

A Delaware Corporation                                      47-0248710
(State of Incorporation)                          (I.R.S. Employer's Number)

One ConAgra Drive
Omaha, Nebraska                                         68102-5001
(Address of principal executive office)                 (Zip Code)

Registrant's telephone number, including area code      (402) 595-4000

Securities Registered Pursuant to Section 12 (b) of the Act:

                                                        Name of Exchange on
Title of Each Class                                     Which Registered
-------------------                                     ----------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.             ____

At August 1, 1997, 236,448,174 common shares were outstanding. The aggregate market value of the voting common stock of ConAgra, Inc. held by non-affiliates on August 1, 1997, was approximately $16,256.2 million.

Documents incorporated by reference are listed on page 2.

                        Documents Incorporated by Reference

1. Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended May 25, 1997 are incorporated into Parts I, II and IV.

2. Portions of the Registrant's definitive Proxy Statement filed for Registrant's 1997 Annual Meeting of Stockholders are incorporated into
     Part III.
                                       2

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

b)   Financial Information About Industry Segments

     The Company's businesses are classified into three industry segments:
     Grocery & Diversified Products, Refrigerated Foods and Food Inputs & Ingredients. The contributions of each industry segment to net sales and operating profit, and the identifiable assets attributable to each industry segment set forth in Note 15 "Business Segments" on pages 58 and 59 of the Company's 1997 Annual Report to Stockholders are incorporated herein by reference.

c)   Narrative Description of Business

     The information set forth in the "Business Review" on pages 15 through 33 of the Company's 1997 Annual Report to Stockholders is incorporated herein by reference.

     The following comments pertain to the Company as a whole.

     ConAgra is a diversified food company that operates across the food chain, from basic agricultural inputs to production and sale of branded consumer products. As a result, ConAgra uses many different raw materials, the bulk of which are commodities. Raw materials are generally available from several different sources and ConAgra presently believes that it can obtain these as needed.

     Each business is highly competitive. Many companies compete in one or more of the markets served by ConAgra, some of which have greater sales and assets than ConAgra.

     Quality control processes at principal manufacturing places emphasize applied research and technical services directed at product improvement and quality control. In addition, the Refrigerated Foods and the Grocery & Diversified Products segments conduct research activities related to the development of new products.

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

d)   Foreign Operations

     The information set forth in the "Business Review" on pages 15 through 33 of the Company's 1997 Annual Report to Stockholders is incorporated herein by reference. The Company is not engaged in material operations in foreign countries, nor are material portions of sales or revenues derived from customers in foreign countries.

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

     CONAGRA RETAIL COMPANIES (SOLD JULY, 1997)
     Headquarters in Grand Island, Nebraska.
     114 stores under the Country General, Wheelers, S&S, Security Feed & Seed, Wheelers Town & Country, and Peavey Ranch and Home names in the states of Nebraska, Iowa, Kansas, Colorado, Wyoming, Montana, South Dakota, North Dakota, Oklahoma, Texas, Georgia and Florida.

CONAGRA DIVERSIFIED PRODUCTS COMPANIES
Headquarters in Eden Prairie, Minnesota.

     CONAGRA FOODS LTD.
     Headquarters in Manchester, England.
     Manufacturer of microwave meals and snacks, supplying UK and other European countries.

     CONAGRA SHRIMP COMPANIES/SINGLETON SEAFOOD COMPANY
     Headquarters in Tampa, Florida.
     Main processing plant and sales office in Tampa, Florida.

          O'DONNELL-USEN U.S.A.
          Headquarters in Tampa, Florida.
          Sales office in Tampa, Florida.

          MERIDIAN SEAFOOD PRODUCTS
          Headquarters in Santa Fe Springs, California.
          Seafood trading company.

          MERIDIAN PROCESSING COMPANY
          Headquarters in Los Angeles, California.
          Processing plant and sales office in Los Angeles, California.

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

CONAGRA GROCERY PRODUCTS COMPANIES
Headquarters in Fullerton, California.

     CONAGRA FROZEN FOODS
     Headquarters in Omaha, Nebraska.
     Seven plants in Arkansas, Iowa, Missouri and Virginia. Two broiler growing and processing complexes in Arkansas. Product development facility in Omaha, Nebraska.

     HUNT-WESSON, INC.
     Headquarters in Fullerton, California.
     Product development facility in Fullerton. 21 manufacturing plants, 12 distribution and customer service centers and over 40 grocery and foodservice sales offices serving the U.S. and Canada:

          CONAGRA GROCERY PRODUCTS COMPANIES INTERNATIONAL

          HUNT FOODS COMPANY

          HUNT-WESSON FOODSERVICE COMPANY

          HUNT-WESSON GROCERY PRODUCTS SALES COMPANY

          ORVILLE REDENBACHER/SWISS MISS FOODS COMPANY

          WESSON/PETER PAN FOODS COMPANY

     GOLDEN VALLEY MICROWAVE FOODS
     Headquarters in Edina, Minnesota.
     Five plants in Iowa, Minnesota and Ohio. Popcorn storage warehouse in Nebraska, product development facility in Eden Prairie, Minnesota and microwave packaging production facility in Maple Grove, Minnesota.

CONAGRA REFRIGERATED FOODS COMPANIES
Headquarters in Geneva, Illinois.

     ARMOUR SWIFT-ECKRICH
     Headquarters in Downers Grove, Illinois.
     Product development in Downers Grove and 25 plants in 17 states, processed meat plant in Panama, and a food distribution center in Puerto Rico, serving:

          ARMOUR SWIFT-ECKRICH PROCESSED MEATS COMPANY

          BUTTERBALL TURKEY COMPANY

          DECKER FOOD COMPANY

          LONGMONT FOODS COMPANY

          NATIONAL FOODS, INC.

     AUSTRALIA MEAT HOLDINGS PTY LTD.
     Headquarters in Dinmore, Australia.
     Nine plants and feedlots in Australia.

     BEATRICE CHEESE COMPANY
     Headquarters in Waukesha, Wisconsin.
     11 facilities located in eight states include natural and processed cheese manufacturing, direct and indirect retail sales, foodservice sales, cheese importing and aerosol.

     CONAGRA CATTLE FEEDING COMPANY
     Headquarters in Greeley, Colorado.
     Three feedlots in Colorado.

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

          PROFESSIONAL FOOD SYSTEMS
          Headquarters in El Dorado, Arkansas.
          18 sales and distribution units in 12 states.

          TEXAS SIGNATURE FOODS
          Headquarters in Lufkin, Texas.
          Processing, sales and distribution facilities in Texas.

     CONAGRA REFRIGERATED FOODS FOODSERVICE
     Headquarters in Geneva, Illinois.

     CONAGRA REFRIGERATED FOODS INTERNATIONAL SALES CORPORATION
     Headquarters in Greeley, Colorado.

     COOK FAMILY FOODS, LTD.
     Headquarters in Lincoln, Nebraska.
     Two plants in Nebraska and Kentucky.

     E. A. MILLER, INC.
     Headquarters in Hyrum, Utah.
     Processing facilities in Utah and a feedlot in Idaho.

     MONFORT BEEF AND LAMB COMPANY
     Headquarters in Greeley, Colorado.
     Ten plants in Colorado, Kansas, Nebraska and Texas. Three feedlots in Colorado.

     MONFORT FINANCE COMPANY
     Headquarters in Greeley, Colorado.

     MONFORT FOOD DISTRIBUTION CO.
     Headquarters in Greeley, Colorado.
     Eight sales and distribution branches in seven states.

     SWIFT & COMPANY
     Headquarters in Greeley, Colorado.
     Three pork processing plants in Iowa, Minnesota and Kentucky. Three further processing plants in Indiana, Florida and California.

CONAGRA TRADING & PROCESSING COMPANIES
Headquarters in Omaha, Nebraska.

     CONAGRA COMMODITY MANAGEMENT COMPANY
     Headquarters in Omaha, Nebraska.
     ConAgra Feed Company has feed mills in three states. D.R. Johnston, an international protein trading company, operates in Australia and New Zealand.

     CONAGRA COMMODITY SERVICES
     Headquarters in Omaha, Nebraska.
     Feed Ingredient Merchandising and ConAgra Energy Services in Omaha, Nebraska and a protein trading operation in Bremen, Germany.

     CASA DE ORO
     Headquarters in Omaha, Nebraska.
     One flour tortilla processing plant in Omaha, Nebraska.

     CONAGRA FLOUR MILLING COMPANY
     Headquarters in Omaha, Nebraska.
     24 flour mills in 14 states. Eight country elevators in South Dakota. Branded and private label flour, mixes and cornmeal products produced at plants in Alabama, Colorado and Texas. Two joint venture flour mills and one joint venture elevator in the U.S.

     CONAGRA GRAIN COMPANIES
     Headquarters in Minneapolis, Minnesota.
     ConAgra Grain Companies consist of a North American network of grain merchandising offices and over 80 elevators, river loading facilities, export elevators and barges.

     INTERNATIONAL
     Headquarters in Omaha, Nebraska.
     Trading operations in four countries doing business as BDR Agriculture Ltd., ConAgra International S.A., J.F. Braun and Camerican. Wool processing plant in Australia. Poultry and animal feed plants in Portugal and feed plants in Spain. Six malt joint ventures with barley malting facilities in the United States, Canada, Australia, the United Kingdom, Uruguay, Argentina, Denmark and China. Four mushroom farms in Canada, doing business as Leaver Mushroom. A food products distribution joint venture in Mexico. Two feed plants, a flour mill and dry corn mill in Puerto Rico, doing business as Molinos de Puerto Rico.

     INTERNATIONAL TRADING
     International fertilizer trading operations headquartered in Savannah, Georgia. Joint venture oilseed processing plant in Argentina, doing business as Pecom Agra.

     KBC TRADING AND PROCESSING COMPANY
     Headquarters in Stockton, California.
     Operates over 40 facilities processing edible beans in nine states and South America and one walnut processing facility in California.

     SERGEANT'S PET PRODUCTS COMPANY
     Headquarters in Omaha, Nebraska.
     Manufacturing operations and distribution centers in Virginia and Canada.

     OATS/CORN
     Headquarters in Omaha, Nebraska.
     Corn merchandising and processing facilities in Kansas and Bremen, Germany. Two oat processing facilities in Nebraska and Canada.

     UNITED SPECIALTY FOOD INGREDIENTS COMPANIES
     Headquarters in Carol Stream, Illinois.
     Two dehydrated food ingredients plants and a research and development facility in Kentucky. A dehydrated food ingredients plant and animal feed ingredients plant in Minnesota. A spice plant and research and development facility in Illinois and seasoning plants in Massachusetts, Michigan and New Jersey, with supporting research and development facilities. A flavorings plant in New Jersey. Food ingredients distribution business headquartered in Iowa with distribution centers in Texas and Colorado. Chili products plants located in California (two), New Mexico, and Santiago, Chile, with a research and development facility in California. A specialty marketing business with processed eggs, Mexican food products, and food oils business headquartered in Texas. Two garlic and onion dehydration and processing facilities with a supporting research and development facility in California. Two onion dehydration plants in Nevada and Texas. Food plastics and paper products plants in Texas and Tennessee. A lighter fluid facility in Texas. A plastic packaging plant in Texas. A plastic bags and wrap plant in Georgia. Charcoal plants in Texas and Arkansas. An aluminum foil products plant in Georgia. Seven charcoal kilns located in Oklahoma, Louisiana and Arkansas.

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

     As a result of a settlement reached with the Internal Revenue Service in fiscal 1995, ConAgra released $230.0 million of a valuation allowance and reduced non-current liabilities by $135.0 million, with a resulting reduction of goodwill associated with the Beatrice acquisition of $365.0 million. Various state tax returns of Beatrice remain open. However, after taking into account the foregoing adjustments, management believes that the ultimate resolution of all remaining pre-acquisition Beatrice tax contingencies should not exceed the reserves established for such matters.

     Beatrice is also engaged in various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by ConAgra. The environmental proceedings include litigation and administrative proceedings involving Beatrice's status as a potentially responsible party at 42 Superfund, proposed Superfund or state-equivalent sites. Beatrice has paid or is in the process of paying its liability share at 40 of these sites. Substantial reserves for these matters have been established based on the Company's best estimate of its undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of Beatrice and other potentially responsible parties and its experience in remediating sites.

     In March 1996, the Environmental Protection Agency filed an action in federal district court in Idaho against the Company as owner and operator of a beef packing plant in Nampa, Idaho seeking civil monetary penalties for alleged violations of the Clean Water Act. In March 1997, the Environmental Protection Agency filed an action in federal district court in Colorado against a subsidiary of the Company which operates a pesticide formulation facility in Greeley, Colorado seeking civil monetary penalties for violation of the Resource Conservation and Recovery Act. The Company is defending both actions.

     In March 1997, the Company agreed to pay $8.3 million to settle charges against its Peavey Company unit in federal district court in Indiana. The charges related to mishandling of grain at twelve grain elevators in the southeast region over a four-year period ending in 1992. The criminal plea agreement included one felony and three misdemeanors. The Company also entered into a compliance agreement with the United States Department of Agriculture which required the implementation of further control systems at grain elevators.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

           EXECUTIVE OFFICERS OF THE REGISTRANT AS OF AUGUST 15, 1997

                                                                          Year Assumed
Name                Title & Capacity                                Age  Present Office
----                ----------------                                ---  -------------
Philip B. Fletcher  Chairman and Chief Executive Officer             64      1993

Bruce C. Rohde      Vice Chairman and President                      48      1996

Kenneth W. DiFonzo  Vice President and Controller                    45      1994

Dwight J. Goslee    Senior Vice President, Business Systems and
                    Development and Chief Information Officer        47      1995

David J. Gustin     President and Chief Operating Officer,
                    ConAgra Grocery Products Companies               46      1996

Leroy O. Lochmann   President and Chief Operating Officer, ConAgra
                    Refrigerated Foods Companies                     62      1995

Thomas L. Manuel    President and Chief Operating Officer, ConAgra
                    Trading and Processing Companies                 50      1994

Floyd McKinnerney   President and Chief Operating Officer, ConAgra
                    Agri-Products Companies                          60      1987

James P. O'Donnell  Senior Vice President and Chief Financial
                    Officer                                          49      1995

Gerald B. Vernon    Senior Vice President, Human Resources           56      1990

David R. Willensky  Senior Vice President, Corporate Planning and
                    Development                                      46      1994


      The foregoing have held management positions with ConAgra for the past five years, except as follows:

      Bruce C. Rohde became Vice Chairman of the Board and President in August 1996. He previously had been ConAgra's general counsel since 1984.
He was president of the Omaha-based law firm McGrath, North, Mullin & Kratz, P.C. from 1984 to 1996. David J. Gustin was president of Orville Redenbacher/Swiss Miss Foods Company for ConAgra Grocery Products Companies from 1992 to 1995, and became president of Hunt-Wesson Grocery Products Companies in 1995. He was named to his current position in July 1996. David
R. Willensky joined ConAgra in March 1994, having most recently served as managing director of California Strategic Investors, a firm he started in 1991.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

      Incorporated herein by reference to "Investor Information" on page 62 and
Note 16 "Quarterly Results (Unaudited)" on page 60 of the Company's 1997 Annual Report to Stockholders.

      ConAgra issued 67,869 shares of its common stock as partial consideration for the acquisition of certain assets of Layne & Myers Grain Company, Inc. on May 1, 1997. The common stock was issued to the selling corporation in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act of 1933 and Regulation D thereunder.

ITEM 6.   SELECTED FINANCIAL DATA

      Incorporated herein by reference to the information for years 1993 through 1997 on pages 36 and 37 of the Company's 1997 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Incorporated herein by reference to "Management's Discussion & Analysis" on pages 38 through 42 and "Objectives and Results" on pages 4 and 5 of the Company's 1997 Annual Report to Stockholders.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following consolidated financial statements of ConAgra, Inc. and Subsidiaries and Independent Auditors' Report set forth on pages 43 through 61 of the Company's 1997 Annual Report to Stockholders are incorporated herein by reference:

     Independent Auditors' Report

     Consolidated Statements of Earnings - Years ended May 25, 1997, May 26, 1996 and May 28, 1995

     Consolidated Balance Sheets - May 25, 1997 and May 26, 1996

     Consolidated Statements of Common Stockholders' Equity - Years ended May 25, 1997, May 26, 1996 and May 28, 1995

     Consolidated Statements of Cash Flows - Years ended May 25, 1997, May 26, 1996 and May 28, 1995

     Notes to Consolidated Financial Statements

     The supplementary data regarding quarterly results of operations set forth in Note 16 "Quarterly Results (Unaudited)" on page 60 of the Company's 1997 Annual Report to Stockholders is incorporated herein by reference.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Incorporated herein by reference to "Board of Directors and Election" on pages 2 through 4 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on September 25, 1997 and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 15 of said Proxy Statement. Information concerning all Executive Officers of the Company is included in Part I above.

ITEM 11.  EXECUTIVE COMPENSATION

      Incorporated herein by reference to (i) "Executive Compensation" through "Benefit Plans Retirement Programs" on pages 6 through 10, and (ii) information on director compensation on pages 4 and 5 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on September 25, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Incorporated herein by reference to "Voting Securities and Ownership by Certain Beneficial Owners" and "Voting Securities Owned by Executive Officers and Directors" on page 2 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on September 25, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Incorporated herein by reference to (i) the last three paragraphs of "Directors' Meetings and Compensation" on page 5, and (ii) the last two paragraphs of "Benefit Plans Retirement Programs" on page 10 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on September 25, 1997.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

a)   List of documents filed as part of this report:

     1.   Financial Statements

          All financial statements of the company as set forth under
          Item 8 of this report on Form 10-K.

     2.   Financial Statement Schedules

          Schedule                                                    Page
          Number              Description                             Number
          --------            -----------                             ------

          II                  Valuation and Qualifying Accounts       15

          All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements, notes thereto, or the Management's Discussion & Analysis section of the Company's 1997 Annual Report to Stockholders.

          Separate financial statements of the registrant have been omitted because the registrant meets the requirements permitting omission.

     3.   Exhibits

          All exhibits as set forth on the Exhibit Index, which is incorporated herein by reference.

b)   Reports on Form 8-K

     There were no reports on Form 8-K filed during the last quarter of the period covered by this report.

                                                                 Schedule II

                         CONAGRA, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

           52 weeks ended May 25, 1997, May 26, 1996 and May 28, 1995

                                  (in millions)

                                               Additions
                                         -------------------
                              Balance at                      Deductions  Balance at
                              Beginning   Charged                from      Close of
Description                   of Period  to Income    Other     Reserves    Period
-----------                   ---------  ---------  --------- ----------- ---------
Year ended May 25, 1997:
   Allowance for doubtful
      receivables              $ 52.1       39.2        -        24.1(1)     $ 67.2
   Valulation reserve
     related to
     restructuring             $235.8          -        -       235.8(3)          -

Year ended May 26, 1996:
   Allowance for doubtful
      receivables              $ 63.9       34.6       .8(2)     47.2(1)     $ 52.1
   Valulation reserve
     related to
     restructuring                  -      235.8        -           -        $235.8

Year ended May 28, 1995:
   Allowance for doubtful
      receivables              $ 55.9       27.2       .6(2)     19.8(1)     $ 63.9


(1)  Bad debts charged off, less recoveries.
(2)  Beginning balances of reserve accounts of acquired businesses.
(3)  Assets written-off to valuation reserve.

INDEPENDENT AUDITORS' REPORT


The Stockholders and Board of Directors
ConAgra, Inc.
Omaha, Nebraska

We have audited the consolidated financial statements of ConAgra, Inc. and subsidiaries as of May 25, 1997 and May 26, 1996, and for each of the three years (fifty-two weeks) in the period ended May 25, 1997, and have issued our report thereon dated July 11, 1997, which report includes an explanatory paragraph relating to the adoption of Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121 ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF; such financial statements and report are included in your 1997 Annual Report to Stockholders and are incorporated by reference in this Form 10-K. Our audits also included the financial statement schedule of ConAgra, Inc. and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP


DELOITTE & TOUCHE LLP


Omaha, Nebraska
July 11, 1997

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, ConAgra, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of August, 1997.

     CONAGRA, INC.

     /s/ Philip B. Fletcher
     ------------------------------------
     Philip B. Fletcher
     Chairman and Chief Executive Officer

     /s/ James P. O'Donnell
     ------------------------------------
     James P. O'Donnell
     Senior Vice President and
     Chief Financial Officer (Principal Financial Officer)

     /s/ Kenneth W. DiFonzo
     ------------------------------------
     Kenneth W. DiFonzo
     Vice President, Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 22nd day of August, 1997.

/s/ Philip B. Fletcher
-----------------------------   Director
Philip B. Fletcher

Mogens C. Bay*                  Director
Charles M. Harper*              Director
Robert A. Krane*                Director
Gerald Rauenhorst*              Director
Carl E. Reichardt*              Director
Bruce C. Rohde*                 Director
Ronald W. Roskens*              Director
Marjorie M. Scardino*           Director
Walter Scott, Jr.*              Director
Kenneth E. Stinson*             Director
William G. Stocks*              Director
Jane J. Thompson*               Director
Frederick B. Wells*             Director
Thomas R. Williams*             Director
Clayton K. Yeutter*             Director

* Philip B. Fletcher, by signing his name hereto, signs this Annual Report on behalf of each person indicated. A Power-of-Attorney authorizing Philip B. Fletcher to sign this Annual Report on Form 10-K on behalf of each of the indicated Directors of ConAgra, Inc. has been filed herein as exhibit 24.

          By:               /s/ Philip B. Fletcher
                            ---------------------------------
                                Philip B. Fletcher
                                Attorney-In-Fact

                                  EXHIBIT INDEX

Number    Description                                                Page No.
------    -----------                                                --------

3.1 ConAgra's Certificate of Incorporation, as amended, incorporated herein by reference to ConAgra's annual report on Form 10-K for the fiscal year ended May 26, 1996.

3.2 ConAgra's Bylaws, as amended, incorporated herein by reference to ConAgra's current report on Form 8-K dated May 14, 1996.

4.1 Rights Agreement dated as of July 12, 1996, incorporated herein by reference to ConAgra's current report on Form 8-K dated July 12, 1996.

4.2       Documents establishing Series A, Series B and
          Series C of Preferred Securities of ConAgra
          Capital, L.L.C., incorporated herein by
          reference to ConAgra's current reports on Form 8-K dated June 8, 1994 and February 11, 1995.

10.1      ConAgra's Amended and Restated Long-Term
          Senior Management Incentive Plan, Amendment
          thereto, and Operational Document, and
          Amendment thereto . . . . . . . . . . . . . . . . . . . . . . . .

10.2      Second Amendment to ConAgra's Long-Term Senior
          Management Incentive Plan Operational Document, incorporated herein by reference to Exhibit 10.2 of ConAgra's annual report on Form 10-K for the fiscal year ended May 28, 1995.

10.3 Form of Employment Agreement between ConAgra and each of Messrs. Fletcher, Rohde, DiFonzo,
          Goslee, Lochmann, Manuel, McKinnerney, O'Donnell,
          Vernon and Willensky, incorporated herein by reference to Exhibit 10.4 of ConAgra's annual report on Form 10-K for the fiscal year ended
          May 20, 1994, Exhibit 10.1 of ConAgra's
          quarterly report on Form 10-Q for the quarter ended November 27, 1994, and Exhibit 10.1 of
          ConAgra's quarterly report on Form 10-Q for the quarter ended February 23, 1997.

10.4      ConAgra's Employee Flexible Bonus Payment Plan  . . . . . . . . . .

10.5      ConAgra's 1985 Stock Option Plan, with
          amendments thereto  . . . . . . . . . . . . . . . . . . . . . . .

Number    Description                                                Page No.
------    -----------                                                --------

10.6 ConAgra Non-Qualified CRISP Plan, incorporated herein by reference to Exhibit 10.9 of ConAgra's annual report on Form 10-K for the fiscal year ended May 29, 1994.

10.7      ConAgra Non-Qualified Pension Plan, and First
          Amendment thereto, incorporated herein by reference to Exhibit 10.10 of ConAgra's annual report on Form 10-K for the fiscal year ended
          May 29, 1994.

10.8      ConAgra Supplemental Pension and CRISP Plan for
          Change of Control, incorporated herein by reference to Exhibit 10.11 of ConAgra's annual report on Form 10-K for the fiscal year ended
          May 29, 1994.

10.9      ConAgra Incentives and Deferred Compensation
          Change of Control Plan, incorporated herein by reference to Exhibit 10.12 of ConAgra's annual report on Form 10-K for the fiscal year ended
          May 29, 1994.

10.10 ConAgra 1990 Stock Plan, and amendments thereto, incorporated herein by reference to Exhibit 10.11 of ConAgra's annual report on Form 10-K for the fiscal year ended May 28, 1995.

10.11 ConAgra 1995 Stock Plan, incorporated herein by reference to Exhibit 10.1 of ConAgra's quarterly report on Form 10-Q for the quarter ended
          August 27, 1995.

10.12     ConAgra Directors' Unfunded Deferred
          Compensation Plan, and First Amendment thereto, incorporated herein by reference to Exhibit 10.12 of ConAgra's annual report on Form 10-K for the fiscal year ended May 28, 1995.

10.13     Second Amendment to the ConAgra Directors' Unfunded
          Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.2 of ConAgra's quarterly report on Form 10-Q for the quarter ended February 23, 1997.

10.14     ConAgra Employee Equity Fund Trust Agreement,
          with Stock Purchase Agreement and Revolving
          Promissory Note executed in connection therewith . . . . . . . . . . .

Number    Description                                                 Page No.
------    -----------                                                 --------

10.15     P. B. Fletcher Incentive Agreement dated July 15,
          1993, as amended and restated, incorporated herein by reference to ConAgra's annual report on Form 10-K for the fiscal year ended May 26, 1996.

10.16     Amendment to the P.B. Fletcher Incentive Agreement
          dated July 11, 1997 . . . . . . . . . . . . . . . . . . . . . . . . .


10.17     Employment Contract between ConAgra and Bruce C.
          Rohde, incorporated herein by reference to
          Exhibit 10.1 of ConAgra's quarterly report on Form 10-Q for the quarter ended February 23, 1997.

10.18 C. M. Harper Deferred Compensation Agreement, incorporated herein by reference to Exhibit 10.18 of ConAgra's annual report on Form 10-K for the fiscal year ended May 30, 1993.

10.19 ConAgra Executive Annual Incentive Plan, incorporated herein by reference to Exhibit 10.20 of ConAgra's annual report on Form 10-K for the fiscal year ended May 29, 1994.

11        Statement regarding computation of income per share  . . . . . . . .


12        Statement regarding computation of ratio of
          earnings to fixed charges and ratio of earnings
          to combined fixed charges and preferred stock
          dividends   . . . . . . . . . . . . . . . . . . . . . . . . . . . .

13        ConAgra's Annual Report to Stockholders for its
          fiscal year ended May 25, 1997. . . . . . . . . . . . . . . . . . .

21        Subsidiaries of ConAgra . . . . . . . . . . . . . . . . . . . . . .

23        Consent of Deloitte & Touche LLP. . . . . . . . . . . . . . . . . .

24        Powers of Attorney. . . . . . . . . . . . . . . . . . . . . . . . .

27        Financial Data Schedule . . . . . . . . . . . . . . . . . . . . . .


Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to ConAgra's long-term debt are not filed with this Form 10-K. ConAgra will furnish a copy of any such long-term debt agreement to the Securities and Exchange Commission upon request.

Except for those portions of the ConAgra annual report to stockholders for its fiscal year ended May 25, 1997 (Exhibit 13) specifically incorporated by reference in this report on Form 10-K, such annual report is furnished solely for the information of the Securities and Exchange Commission and is not to be deemed "filed" as a part of this filing.

Items 10.1 through 10.19 are management contracts or compensatory plans filed as exhibits pursuant to Item 14(c) of Form 10-K.