Form 10-Q
period 1997-08-24
CONAGRA INC /DE/
filed 1997-10-08
CIK 23217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
       WASHINGTON, D.C. 20549
               FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended August 24, 1997

                         OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________


           Commission File Number   1-7275
--------------------------------------------------------------

                    CONAGRA, INC.
--------------------------------------------------------------
   (Exact name of registrant, as specified in charter)

      Delaware                             47-0248710
---------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)            Identification No.)

One ConAgra Drive, Omaha, Nebraska                  68102-5001
---------------------------------------------------------------
(Address of Principal Executive Offices)            (Zip Code)

                         (402) 595-4000
---------------------------------------------------------------
     (Registrant's telephone number, including area code)

                            NA
---------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]  No  [  ]

Number of shares outstanding of issuer's common stock, as of October 1, 1997, was 471,982,078.

             PART I - FINANCIAL INFORMATION
         ITEM 1.  CONDENSED FINANCIAL STATEMENTS
             CONAGRA, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF EARNINGS
         (In millions except per share amounts)
                       (unaudited)


                                                        THIRTEEN WEEKS ENDED
                                                     -------------------------
                                                     AUGUST 24,     AUGUST 25,
                                                        1997           1996
                                                     ----------     ----------
Net sales                                            $  6,140.4     $  6,157.5

 Costs and expenses
 Cost of goods sold                                    5,298.4        5,365.6
 Selling, administrative and general expenses            586.9          559.0
 Interest expense, net                                    73.1           70.1
                                                     ----------     ----------
                                                       5,958.4        5,994.7
                                                     ----------     ----------
 Income before income taxes                              182.0          162.8
 Income taxes                                             71.9           66.7
                                                     ----------     ----------
 NET INCOME                                           $  110.1        $  96.1
                                                     ==========     ==========
 NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE    $   0.24        $  0.21
                                                     ==========     ==========

 Weighted average number of common and common
   equivalent shares outstanding                         459.1          457.9
                                                     ==========     ==========

 Cash dividends declared per common share             $  0.136       $  0.119
                                                     ==========     ==========

See notes to the condensed consolidated financial statements.

              CONAGRA, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS
                   (Dollars in millions)
                        (unaudited)

                                                           AUGUST 24,      MAY 25,      AUGUST 25,
                                                              1997          1997           1996
                                                           ----------     ---------     ----------
ASSETS
  Current assets
  Cash and cash equivalents                               $    26.0      $   105.8      $    34.5
  Receivables, less allowance for
   doubtful accounts of $72.8, $67.2
   and $61.5                                                2,377.3        1,367.6        2,376.7
  Inventories                                               3,624.3        3,342.9        3,426.7
  Prepaid expenses                                            416.0          388.7          439.4
                                                          ---------      ---------      ---------
    Total current assets                                    6,443.6        5,205.0        6,277.3
                                                          ---------      ---------      ---------

 Property, plant and equipment
  Cost                                                      5,272.9        5,274.3        5,022.3
  Less
   Accumulated depreciation                                (2,065.3)      (2,031.8)      (1,948.9)
   Valuation reserve related to restructuring                   -              -           (176.8)
                                                          ---------      ---------      ---------
    Property, plant and equipment, net                      3,207.6        3,242.5        2,896.6

 Brands, trademarks and goodwill, at cost
  less accumulated amortization                             2,420.7        2,434.0        2,457.3
 Other assets                                                 373.8          395.6          390.4
                                                          ---------      ---------      ---------
    Total assets                                          $12,445.7      $11,277.1      $12,021.6
                                                          =========      =========      =========

See notes to the condensed consolidated financial statements.

                  CONAGRA, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
           (Dollars in millions except per share amount)
                            (unaudited)


                                                          AUGUST 24,       MAY 25,       AUGUST 25,
                                                             1997           1997           1996
                                                         -----------      --------     ------------
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
  Notes payable                                           $ 3,207.7      $   529.0      $ 3,521.5

  Current installments of long-term debt                      366.8          352.9           80.2
  Accounts payable                                          1,063.7        1,894.7          861.5
  Advances on sales                                           163.9          766.5          190.6
  Other accrued liabilities                                 1,484.1        1,446.5        1,408.6
                                                          ---------      ---------      ---------
    Total current liabilities                               6,286.2        4,989.6        6,062.4

 Senior long-term debt, excluding
  current installments                                      1,572.2        1,605.7        1,502.3
 Other noncurrent liabilities                                 918.9          935.1          959.9
 Subordinated debt                                            750.0          750.0          750.0
 Preferred securities of subsidiary company                   525.0          525.0          525.0
 Common stockholders' equity
  Common stock of $5 par value,
   authorized 1,200,000,000 shares,
   issued 506,241,764,  506,161,530
   and 506,051,430                                          2,531.2        1,265.4        1,265.1
  Additional paid-in capital                                  459.7          643.3          434.4
  Retained earnings                                         1,066.9        2,061.2        1,726.1
  Foreign currency translation adjustment                     (43.0)         (31.5)         (33.3)
  Less treasury stock, at cost, common
   shares 34,284,418,  30,036,626
   and 24,557,136                                            (798.6)        (655.1)        (497.4)
                                                          ---------      ---------      ---------
                                                            3,216.2        3,283.3        2,894.9
  Less unearned restricted stock and value
   of 24,950,494,  26,202,608
   and 30,542,866 common shares held
   in Employee Equity Fund                                   (822.8)        (811.6)        (672.9)
                                                          ---------      ---------      ---------
    Total common stockholders' equity                       2,393.4        2,471.7        2,222.0
                                                          ---------      ---------      ---------
                                                          $12,445.7      $11,277.1      $12,021.6
                                                          =========      =========      =========

See notes to the condensed consolidated financial statements.

       CONAGRA, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CASH FLOWS
            (Dollars in millions)
                 (unaudited)

                                                             THIRTEEN WEEKS ENDED
                                                           ------------------------
                                                           AUGUST 24,    AUGUST 25,
                                                             1997           1996
                                                           ----------    -----------
 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
 Cash flows from operating activities
  Net income                                               $  110.1        $  96.1
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation and other amortization                        90.2           88.0
    Goodwill amortization                                      17.4           17.2
    Other noncash items (includes nonpension
     postretirement benefits)                                  26.2           10.3
    Change in assets and liabilities before effects from
     business acquisitions                                 (2,852.6)      (2,980.1)
                                                           --------       --------
     NET CASH FLOWS FROM OPERATING ACTIVITIES              (2,608.7)      (2,768.5)
                                                           --------       --------

 Cash flows from investing activities
  Additions to property, plant and equipment                  (85.8)        (124.4)
  Payment for business acquisitions                             -            (76.7)
  Sale of businesses and property, plant and equipment        136.4            5.9
  Notes receivable and other items                              9.4           11.2
                                                           --------       --------
    NET CASH FLOWS FROM INVESTING ACTIVITIES                   60.0         (184.0)
                                                           --------       --------

 Cash flows from financing activities
  Net short-term borrowings                                 2,678.7        3,105.2
  Proceeds from issuance of long-term debt                    300.0          -
  Repayment of long-term debt                                (320.1)         (78.4)
  Cash dividends paid                                         (61.3)         (53.9)
  Treasury stock purchases                                   (140.7)        (105.4)
  Employee Equity Fund stock transactions                      11.9            4.4
  Other items                                                   0.4            1.4
                                                           --------       --------
    NET CASH FLOWS FROM FINANCING ACTIVITIES                2,468.9        2,873.3
                                                           --------       --------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (79.8)         (79.2)
 Cash and cash equivalents at beginning of period             105.8          113.7
                                                           --------       --------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $  26.0        $  34.5
                                                           ========       ========

See notes to the condensed consolidated financial statements.

                        CONAGRA, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THIRTEEN WEEKS ENDED AUGUST 24, 1997 AND AUGUST 25, 1996
                                  (UNAUDITED)


1.   ACCOUNTING POLICIES

The unaudited interim financial information included herein reflects the adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. Such interim information should be read in conjunction with the financial statements and notes thereto included in the Company's 1997 annual report to stockholders, which are incorporated by reference into the Company's annual report on Form 10-K for the fiscal year ended May 25, 1997.

The results of operations for any interim period are not necessarily indicative of the results to be expected for other interim periods or the full year.

DERIVATIVE INSTRUMENTS - The SEC is requiring expanded disclosure for derivative instruments which is fully effective for the Company's annual financial statements for the fiscal year ended May 31, 1998. As required for this interim report, specific information on the Company's accounting policies for derivatives is provided below.

The Company uses derivatives for the purpose of hedging commodity price and interest rate exposures which exist as a part of its ongoing business operations.

In general, derivatives used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Accordingly, changes in market values of derivative instruments must be highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. Deferred gains or losses related to any instrument 1) designated but ineffective as a hedge of existing assets, liabilities, or firm commitments, or 2) designated as a hedge of an anticipated transaction which is no longer likely to occur, are recognized immediately in the statement of earnings.

INTEREST RATE SWAP AGREEMENTS - The Company utilizes interest rate swap agreements to alter the impact of changes of interest rates. Interest differentials to be paid or received on the swap are recognized in income as incurred, as a component of interest expense.

COMMODITY CONTRACTS - Commodities are subject to price fluctuations which create price risk. Generally, the Company intends to hedge commodities to mitigate this price risk. The Company uses commodity futures, options, forwards and swaps to manage price fluctuations of the underlying commodity. While this may tend to limit the Company's ability to participate in

                           CONAGRA, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THIRTEEN WEEKS ENDED AUGUST 24, 1997 AND AUGUST 25, 1996
                                     (UNAUDITED)


gains from commodity price fluctuations, it also tends to reduce the risk of loss from changes in commodity prices.

Commodity price risk can be hedged by selling (or buying) the underlying commodity, or by using an appropriate derivative instrument. The particular hedging methods employed by the Company depend on a number of factors, including availability of appropriate derivative contracts. The Company may, at times, utilize non-exchange traded derivatives, in which case the Company monitors the amount of associated credit risk.

ConAgra's board of directors has established policies which limit the amount of unhedged inventory positions permissible for ConAgra's independent operating companies. Trading businesses are generally limited to dollar risk exposure stated in relation to equity capital. Processing company limits are expressed in terms of weeks of commodity usage.

In the trading businesses, commodity contracts are marked-to-market with net amounts due to or from brokers recorded in accounts receivable or payable and the related gains or losses recorded in the statement of earnings. In the processing companies, commodity contract gains and losses are deferred and recognized as an adjustment to the basis of the underlying hedged commodity purchased; gains or losses are recognized in the statement of earnings as a component of cost of goods sold.

The cash flows related to derivative financial instruments are classified in the statement of cash flows in a manner consistent with those of the transactions being hedged.

EARNINGS PER SHARE - Statement of Financial Accounting Standards No. 128 (SFAS No. 128), EARNINGS PER SHARE, requires presentation of basic and diluted earnings per share, replacing prior presentation of primary and fully diluted earnings per share. Basic earnings per share is calculated on the basis of weighted average outstanding common shares, after giving effect to preferred stock dividends. Diluted earnings per share is computed on the basis of weighted average outstanding common shares, outstanding options that are dilutive, and equivalent shares assuming conversion of outstanding convertible securities. Primary earnings per share and

                        CONAGRA, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THIRTEEN WEEKS ENDED AUGUST 24, 1997 AND AUGUST 25, 1996
                                  (UNAUDITED)


pro forma earnings per share (the latter computed in accordance with SFAS No.
128) for the periods ended August 24, 1997 and August 25, 1996 are as follows:



                                             AUGUST 24,        AUGUST 25,
                                               1997               1996
                                             ----------        ----------
Primary earnings per share -
   as reported                               $  0.24            $  0.21
Pro forma diluted earnings per share            0.24               0.21
Pro forma basic earnings per share              0.25               0.21

2.  CAPITAL STOCK

On July 11, 1997, the Company's Board of Directors declared a two-for-one split of the Company's common stock in the form of a stock dividend, payable October 1, 1997, to shareholders of record as of September 5, 1997. All share and per share data have been restated to reflect the stock split for all periods presented.

3.   INVENTORIES

The composition of inventories is as follows (in millions):


                                                           AUGUST 24,     MAY 25,      AUGUST 25,
                                                             1997          1997           1996
                                                         ------------   ----------     ----------
Hedged commodities                                       $  1,100.9     $  1,169.8       $  904.8
Food products and livestock                                 1,401.2        1,191.0        1,257.5
Agricultural chemicals,
  fertilizer and feed                                         662.1          381.4          654.9
Retail merchandise                                             12.9          127.5          120.0
Other, principally
  ingredients and supplies                                    447.2          473.2          489.5
                                                         ------------   ----------     ----------
                                                         $  3,624.3     $  3,342.9     $  3,426.7
                                                         ==========     ==========     ==========


                         CONAGRA, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THIRTEEN WEEKS ENDED AUGUST 24, 1997 AND AUGUST 25, 1996
                                  (UNAUDITED)

4.   CONTINGENCIES

In fiscal 1991, ConAgra acquired Beatrice Company ("Beatrice"). As a result of the acquisition and the significant pre-acquisition tax and other contingencies of the Beatrice businesses and its former subsidiaries, the consolidated post-acquisition financial statements of ConAgra reflected significant liabilities and valuation allowances associated with the estimated resolution of these contingencies. The material pre-acquisition tax contingencies were resolved in fiscal 1995.

Beatrice is also engaged in various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by ConAgra. The environmental proceedings include litigation and administrative proceedings involving Beatrice's status as a potentially responsible party at 42 Superfund, proposed Superfund or state-equivalent sites. Beatrice has paid or is in the process of paying its liability share at 38 of these sites. Substantial reserves for these matters have been established based on the Company's best estimate of its undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of Beatrice and other potentially responsible parties and its experience in remediating sites.

ConAgra is a party to a number of other lawsuits and claims arising out of the operation of its businesses.

After taking into account liabilities recorded for all of the foregoing matters, management believes the ultimate resolution of such matters should not have a material adverse effect on ConAgra's financial condition, results of operations or liquidity.

5.   SENIOR LONG-TERM DEBT

On August 1, 1997, the Company issued $300 million of senior notes with an interest rate of 6.70% due August 1, 2027 and redeemable at the option of the holders on August 1, 2009. The notes were priced at par.

                        CONAGRA, INC. AND SUBSIDIARIES
                        PART I - FINANCIAL INFORMATION
               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and operating results for the periods included in the accompanying consolidated condensed financial statements. Results for the fiscal 1998 first quarter are not necessarily indicative of results which may be attained in the future.

This report contains forward-looking statements. The statements reflect management's current views and estimates of future economic circumstances, industry conditions, company performance and financial results. The statements are based on many assumptions and factors including availability and prices of raw materials, product pricing, competitive environment and related market conditions, operating efficiencies, access to capital and actions of governments. Any changes in such assumptions or factors could produce significantly different results.

FINANCIAL CONDITION

The Company's capital investment (working capital plus noncurrent assets) decreased $128 million compared to May 25, 1997. Working capital decreased $58 million and noncurrent assets decreased $70 million. The decreases were primarily caused by the sale of businesses. There was an increase in short term debt primarily related to financing normal seasonal increases in accounts receivable and inventory and treasury stock repurchases.

The Company's objective is that senior long-term debt normally will not exceed 30 percent of total long-term debt plus equity. This objective was met for all periods presented.

                       CONAGRA, INC. AND SUBSIDIARIES
                       PART I - FINANCIAL INFORMATION
             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPERATING RESULTS

A summary of the period to period increases (decreases) in the principal components of operations is shown below (dollars in millions, except per share amounts).

                                                        COMPARISON OF THE THIRTEEN
                                                                WEEKS ENDED
                                                     AUGUST 24, 1997 TO AUGUST 25, 1996
                                                     ----------------------------------
                                                            DOLLAR           PERCENT
                                                            CHANGE            CHANGE
                                                           ---------         --------
Net sales                                                  $  (17.1)          (0.3)
Costs and expenses
 Cost of goods sold                                           (67.2)          (1.3)
 Selling, administrative and general expenses                  27.9            5.0
 Interest expense, net                                          3.0            4.3

Income before income taxes                                     19.2           11.8
Income taxes                                                    5.2            7.8
Net income                                                     14.0           14.6

Net income per common and common
 equivalent share                                               0.03          14.3


ConAgra's total sales in the first quarter were about even with the same period last year, while costs and expenses were down versus the first quarter of fiscal 1997. Sales and cost of goods sold increased in the Food Inputs & Ingredients segment primarily due to ConAgra's major crop inputs business, United Agri Products. Sales increased in the Grocery & Diversified Products segment while cost of goods sold decreased. Refrigerated Foods segment sales and related cost of goods sold declined in the first quarter. Selling, administrative and general expenses increased in the Food Inputs & Ingredients and Grocery & Diversified Products segments and decreased in the Refrigerated Foods segment compared to the same period in fiscal 1997.

In ConAgra's Food Inputs & Ingredients industry segment, operating profit increased 38 percent

                        CONAGRA, INC. AND SUBSIDIARIES
                        PART I - FINANCIAL INFORMATION
                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and sales increased 3 percent in fiscal 1998's first quarter versus fiscal 1997's first quarter.

United Agri Products had increased sales and a significant operating profit gain. Flour milling and specialty food ingredients both achieved strong earnings growth. Earnings declined in the trading businesses but are generally expected to improve post-harvest. Segment sales growth was constrained by a business divestiture in fiscal 1998's first quarter and lower wheat prices passed through as lower flour selling prices.

In ConAgra's Grocery & Diversified Products industry segment, operating profit increased 2 percent and sales increased 3 percent in fiscal 1998's first quarter versus fiscal 1997's first quarter.

ConAgra Frozen Foods sales and operating profit increased. The Lamb-Weston potato products business and the Golden Valley microwave foods business increased earnings significantly. Hunt-Wesson's earnings dropped, as planned, due to heavy spending to introduce several lines of new products.

In ConAgra's Refrigerated Foods industry segment, operating profit decreased 7 percent and sales decreased 3 percent in fiscal 1998's first quarter versus fiscal 1997's first quarter.

The branded processed meats business improved margins and increased earnings significantly. Earnings rose in the Australia beef business and declined in the U.S. beef business. The pork products business was profitable, but earnings were down due to the industry's high cost of raw materials. Chicken products results improved, while earnings were down in turkey products. Cheese business earnings were down modestly.

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

For ConAgra in total, sales decreased slightly to $6.14 billion in fiscal 1998's first quarter from $6.16 billion in fiscal 1997's first quarter. ConAgra's fiscal 1998 first quarter effective tax rate was 39.5 percent compared to 41.0 percent in fiscal 1997's first quarter and 39.6 percent for all of fiscal 1997. Fiscal 1998 first quarter earnings per share rose 14.3 percent to 24 cents from 21 cents in last year's first quarter. Net income increased 14.6 percent to $110.1 million from $96.1 million a year ago.

                         CONAGRA, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     ConAgra's annual meeting of stockholders was held on September 25, 1997. The stockholders elected five directors to serve three-year terms, ratified the appointment of Deloitte & Touche to examine ConAgra's financial statements for fiscal year 1998, and did not approve a stockholder proposal. Voting on these items was as follows:

     1.   ELECTION OF DIRECTORS
                                    FOR                    WITHHELD

          Philip B. Fletcher        195,650,149            2,537,038
          Robert A. Krane           195,777,376            2,409,811
          Gerald Rauenhorst         195,640,443            2,546,744
          Bruce C. Rohde            197,185,243            1,001,944
          Walter Scott, Jr.         197,237,915              949,272

     2.   RATIFICATION OF ACCOUNTANTS

          FOR:                      196,470,953
          AGAINST:                      864,638
          ABSTAIN:                      860,389
          BROKER/NON-VOTES:                   3

     3.   STOCKHOLDER PROPOSAL ON POLITICAL SOFT DOLLAR CONTRIBUTIONS

          FOR:                       17,579,853
          AGAINST:                  150,915,772
          ABSTAIN:                    8,133,328
          BROKER/NON-VOTES:          21,567,030

ITEM 5.   OTHER INFORMATION

     As previously announced on July 11, 1997, Bruce Rohde was elected Chief Executive Officer of ConAgra on September 25, 1997. Mr. Rohde continues to serve as Vice Chairman of the Board and President of ConAgra.

     On September 25, 1997, ConAgra's Board of Directors approved a 14.7% increase in ConAgra's common stock dividend. ConAgra had previously announced a two-for-one common stock split effective October 1, 1997 for stockholders of record on September 5, 1997. On September 25, 1997, ConAgra's Board of Directors declared a quarterly common stock cash dividend of 15.625 cents per share payable December 1, 1997 to stockholders of record as of

November 7, 1997. The quarterly dividend previously was 13.625 cents per share. The new indicated annual dividend rate is 62.5 cents per share, up from the previous 54.5 cents per share.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (A)  EXHIBITS

               3.1  -    Bylaws of ConAgra as amended through September 25,
                         1997.

               4.1  -    Certificate of Adjustment dated October 1, 1997 to
                         Rights Agreement dated as of July 12, 1996.

               12   -    Statement regarding computation of ratio of
                         earnings to fixed charges.

          (B)  REPORTS ON FORM 8-K

               ConAgra filed a report on Form 8-K dated July 11, 1997 reporting (i) the election of Bruce Rohde as Chief Executive Officer effective September 25, 1997, and (ii) the two-for-one stock split effective October 1, 1997.

               CONAGRA, INC.

               By: /s/ James P. O'Donnell

               ______________________________
               James P. O'Donnell
               Executive Vice President,
               Chief Financial Officer
               Corporate Secretary

               By: /s/ Kenneth W. DiFonzo

               ______________________________
               Kenneth W. DiFonzo
               Senior Vice President and
               Controller

Dated this 7th day of October, 1997.

                                 EXHIBIT INDEX




EXHIBIT                DESCRIPTION                              PAGE


3.1        Bylaws of ConAgra as amended through
           September 25, 1997

4.1        Certificate of Adjustment dated October 1,
           1997 to Rights Agreement dated as of
           July 12, 1996

12 Statement regarding computation of ratio of earnings to fixed charges