Form 10-Q
period 1997-11-23
CONAGRA INC /DE/
filed 1998-01-07
CIK 23217

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.   20549
                                     FORM 10-Q

     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended November 23, 1997

                                         OR

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________


                          Commission File Number   1-7275
------------------------------------------------------------------------------

                                   CONAGRA, INC.
------------------------------------------------------------------------------
                (Exact name of registrant, as specified in charter)

          Delaware                                        47-0248710
------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

One ConAgra Drive, Omaha, Nebraska                          68102-5001
------------------------------------------------------------------------------
(Address of Principal Executive Offices)                    (Zip Code)

                                    (402) 595-4000
------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)

                                          NA
------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]  No  [ ]

Number of shares outstanding of issuer's common stock, as of December 21, 1997, was 475,529,134.

                         PART I - FINANCIAL INFORMATION
                     ITEM 1.  CONDENSED FINANCIAL STATEMENTS
                         CONAGRA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In millions except per share amounts)
                                   (unaudited)

                                                                    THIRTEEN WEEKS ENDED        TWENTY-SIX WEEKS ENDED
                                                                 -------------------------    --------------------------
                                                                   NOV. 23,       NOV. 24,       NOV. 23,      NOV. 24,
                                                                     1997           1996           1997          1996
                                                                 ----------     ----------    -----------   ------------
 Net sales                                                       $  6,433.6     $  6,590.2    $  12,574.0   $  12,747.7

 Costs and expenses

     Cost of goods sold                                             5,434.5        5,632.0       10,732.8      10,997.6
     Selling, administrative and general expenses                     580.0          569.2        1,166.9       1,128.2
     Interest expense, net                                             75.2           72.7          148.3         142.8
                                                                 ----------     ----------    -----------   -----------
                                                                    6,089.7        6,273.9       12,048.0      12,268.6
                                                                 ----------     ----------    -----------   -----------
 Income before income taxes                                           343.9          316.3          526.0         479.1
 Income taxes                                                         133.3          129.0          205.2         195.7
                                                                 ----------     ----------    -----------   -----------
 NET INCOME                                                      $    210.6     $    187.3    $     320.8   $     283.4
                                                                 ==========     ==========    ===========   ===========
 NET INCOME PER COMMON AND COMMON
     EQUIVALENT SHARE                                            $    0.460     $    0.408    $     0.700   $     0.618
                                                                 ==========     ==========    ===========   ===========
 Weighted average number of common and
     common equivalent shares outstanding                             458.0          459.3          458.5         458.6
                                                                 ==========     ==========    ===========   ===========
 Cash dividends declared per common share                        $   0.1563     $   0.1362    $    0.2925   $    0.2550
                                                                 ==========     ==========    ===========   ===========

See notes to the condensed consolidated financial statements.

                         CONAGRA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in millions)
                                  (unaudited)

                                                                   NOV. 23,        MAY 25,       NOV. 24,
                                                                     1997           1997           1996
                                                                   -------         ------        -------
 ASSETS

 Current assets
     Cash and cash equivalents                                    $    62.2       $   105.8      $    78.4
     Receivables, less allowance for
      doubtful accounts of $78.5, $67.2
      and $69.8                                                     2,500.7         1,367.6        2,469.1
     Inventories                                                    4,095.5         3,342.9        4,080.0
     Prepaid expenses                                                 381.7           388.7          433.7
                                                                  ---------       ---------      ---------
          Total current assets                                      7,040.1         5,205.0        7,061.2
                                                                  ---------       ---------      ---------
     Property, plant and equipment
       Cost                                                         5,342.5         5,274.3        5,192.6
       Less
          Accumulated depreciation                                 (2,129.4)       (2,031.8)      (2,010.5)
          Valuation reserve related to restructuring                      -               -         (164.8)
                                                                  ---------       ---------      ---------
          Property, plant and equipment, net                        3,213.1         3,242.5        3,017.3

     Brands, trademarks and goodwill, at cost
      less accumulated amortization                                 2,402.6         2,434.0        2,460.2
     Other assets                                                     404.2           395.6          415.8
                                                                  ---------       ---------      ---------
          Total assets                                            $13,060.0       $11,277.1      $12,954.5
                                                                  =========       =========      =========

See notes to the condensed consolidated financial statements.

                         CONAGRA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  (Dollars in millions except per share amount)
                                   (unaudited)

                                                                   NOV. 23,        MAY 25,       NOV. 24,
                                                                     1997           1997           1996
                                                                   -------         ------        -------
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
      Notes payable                                               $ 3,001.5       $   529.0      $ 2,864.9
      Current installments of long-term debt                           78.0           352.9          356.4
      Accounts payable                                              1,879.5         1,894.7        1,977.1
      Advances on sales                                               245.4           766.5          244.0
      Other accrued liabilities                                     1,491.6         1,446.5        1,378.3
                                                                  ---------       ---------      ---------
          Total current liabilities                                 6,696.0         4,989.6        6,820.7

      Senior long-term debt, excluding
       current installments                                         1,642.6         1,605.7        1,557.2
      Other noncurrent liabilities                                    888.2           935.1          938.4
      Subordinated debt                                               750.0           750.0          750.0
      Preferred securities of subsidiary company                      525.0           525.0          525.0
      Common stockholders' equity
        Common stock of $5 par value,
         authorized 1,200,000,000 shares,
         issued 506,388,739, 506,161,530
         and 506,116,426                                            2,532.0         1,265.4        1,265.3
      Additional paid-in capital                                      543.8           643.3          568.9
      Retained earnings                                             1,235.0         2,061.2        1,851.9
      Foreign currency translation adjustment                         (48.0)          (31.5)         (11.9)
      Less treasury stock, at cost, common
       shares 34,328,054, 30,036,626
       and 25,656,378                                                (800.2)         (655.1)        (526.0)
                                                                  ---------       ---------      ---------
                                                                    3,462.6         3,283.3        3,148.2
      Less unearned restricted stock and value
       of 23,726,267, 26,202,608
       and 28,767,992 common shares held
       in Employee Equity Fund                                       (904.4)         (811.6)        (785.0)
                                                                  ---------       ---------      ---------
            Total common stockholders' equity                       2,558.2         2,471.7        2,363.2
                                                                  ---------       ---------      ---------
                                                                  $13,060.0       $11,277.1      $12,954.5
                                                                  =========       =========      =========

See notes to the condensed consolidated financial statements.

                        CONAGRA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in millions)
                                  (unaudited)


                                                                  TWENTY-SIX WEEKS ENDED
                                                                  ----------------------
                                                                  NOV. 23,      NOV. 24,
                                                                    1997          1996
                                                                  -------       -------
 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
 Cash flows from operating activities
     Net income                                                  $  320.8       $  283.4
     Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation and other amortization                         183.4          170.5
        Goodwill amortization                                        34.7           34.7
        Other noncash items (includes nonpension
         postretirement benefits)                                    46.4           (7.9)
        Change in assets and liabilities before effects from
         business acquisitions                                   (2,525.5)      (2,487.2)
                                                                 --------       --------
        NET CASH FLOWS FROM OPERATING ACTIVITIES                 (1,940.2)      (2,006.5)
                                                                 --------       --------
 Cash flows from investing activities
     Additions to property, plant and equipment                    (198.0)        (289.0)
     Payment for business acquisitions                                  -         (192.5)
     Sale of businesses and property, plant and equipment           139.5           17.9
     Notes receivable and other items                               (53.8)         (51.2)
                                                                 --------       --------
        NET CASH FLOWS FROM INVESTING ACTIVITIES                   (112.3)        (514.8)
                                                                 --------       --------
 Cash flows from financing activities
     Net short-term borrowings                                    2,472.5        2,433.3
     Proceeds from issuance of long-term debt                       305.0          397.5
     Repayment of long-term debt                                   (544.1)        (140.2)
     Cash dividends paid                                           (122.4)        (107.3)
     Treasury stock purchases                                      (140.7)        (131.1)
     Other items                                                     38.6           33.8
                                                                 --------       --------
        NET CASH FLOWS FROM FINANCING ACTIVITIES                  2,008.9        2,486.0
                                                                 --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (43.6)         (35.3)
Cash and cash equivalents at beginning of period                    105.8          113.7
                                                                 --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $   62.2       $   78.4
                                                                 ========       ========


See notes to the condensed consolidated financial statements.

                           CONAGRA, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED NOVEMBER 23, 1997 AND
                                 NOVEMBER 24, 1996
                                    (UNAUDITED)

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

                           CONAGRA, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED NOVEMBER 23, 1997 AND
                                 NOVEMBER 24, 1996
                                    (UNAUDITED)


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

Primary earnings per share and pro forma earnings per share (the latter computed in accordance with SFAS No. 128) for the thirteen and twenty-six week periods ended November 23, 1997 and November 24, 1996 are as follows:

                                    THIRTEEN WEEKS ENDED TWENTY-SIX WEEKS ENDED
                                    -------------------- ----------------------
                                     NOV. 23,  NOV. 24,   NOV. 23,  NOV. 24,
                                       1997      1996       1997      1996
                                    ---------  --------   -------   -----------
Primary earnings per share -
   as reported                       $  0.460  $  0.408     0.700     0.618
Pro forma diluted earnings per share    0.460     0.408     0.700     0.618
Pro forma basic earnings per share      0.470     0.415     0.716     0.628

                           CONAGRA, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED NOVEMBER 23, 1997 AND
                                 NOVEMBER 24, 1996
                                    (UNAUDITED)


2.   CAPITAL STOCK

On July 11, 1997, the Company's Board of Directors declared a two-for-one split of the Company's common stock in the form of a stock dividend. This was paid October 1, 1997, to shareholders of record as of September 5, 1997. All share and per share data have been restated to reflect the stock split for all periods presented.

3.   INVENTORIES

The composition of inventories is as follows (in millions):

                                    NOV. 23,     MAY 25,      NOV. 24,
                                      1997        1997          1996
                                   ----------  ----------   ----------
Hedged commodities                 $  1,454.8  $  1,169.8   $  1,338.4
Food products and livestock           1,453.2     1,191.0      1,390.2
Agricultural chemicals,
  fertilizer and feed                   539.7       381.4        538.3
Retail merchandise                        3.9       127.5        118.5
Other, principally
  ingredients and supplies              643.9       473.2        694.6
                                   ----------  ----------   ----------
                                   $  4,095.5  $  3,342.9   $  4,080.0
                                   ==========  ==========   ==========

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

Beatrice is also engaged in various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by ConAgra. The environmental proceedings include litigation and administrative proceedings involving Beatrice's status as a potentially responsible party at 41 Superfund, proposed Superfund or state-equivalent sites. Beatrice has paid or is in the process of paying its liability share at 35 of these sites. Substantial reserves for these matters have been established based on the Company's best estimate of its undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of Beatrice and other potentially responsible parties and its experience in remediating sites.

                           CONAGRA, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED NOVEMBER 23, 1997 AND
                                 NOVEMBER 24, 1996
                                    (UNAUDITED)


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




Following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and operating results for the periods included in the accompanying consolidated condensed financial statements. Results for the thirteen and twenty-six week periods ended November 23, 1997 are not necessarily indicative of results which may be attained in the future.

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

FINANCIAL CONDITION

The Company's capital investment (working capital plus noncurrent assets) increased $76.5 million compared to May 25, 1997. Working capital increased $128.7 million and noncurrent assets decreased $52.2 million. The increase in working capital was primarily caused by normal seasonal increases in accounts receivable and inventory offset by a related increase in short term debt. The decrease in noncurrent assets was primarily caused by the sale of businesses and normal depreciation and amortization offset by property, plant and equipment additions.

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

                                                      NOVEMBER 23, 1997 & NOVEMBER 24, 1996
                                                   --------------------------------------------
                                                   THIRTEEN WEEKS              TWENTY-SIX WEEKS
                                                   --------------------------------------------
                                                   DOLLAR    PERCENT          DOLLAR    PERCENT
                                                   CHANGE    CHANGE           CHANGE    CHANGE
                                                   ------    -------          ------    -------
Net sales                                         $(156.6)     (2.4)         $(173.7)      (1.4)
Costs and expenses
 Cost of goods sold                                (197.5)     (3.5)          (264.8)      (2.4)
 Selling, administrative and general expenses        10.8       1.9             38.7        3.4
 Interest expense, net                                2.5       3.4              5.5        3.9

Income before income taxes                           27.6       8.7             46.9        9.8
Income taxes                                          4.3       3.3              9.5        4.9
Net income                                           23.3      12.4             37.4       13.2

Net income per common and common
 equivalent share                                   0.052      12.7            0.082       13.3

Two of ConAgra's industry segments, Grocery & Diversified Products and Food Inputs & Ingredients, increased operating profit in the second quarter and first half of fiscal 1998 versus the same periods in fiscal 1997. The increase in those segments was somewhat offset by a decrease in the Refrigerated Foods segment second quarter and first half operating profit.

For ConAgra in total, fiscal 1998 second quarter sales decreased 2 percent to $6.43 billion from $6.59 billion. First half sales decreased 1 percent to $12.57 billion from $12.75 billion. ConAgra's effective tax rates were 38.8 percent in fiscal 1998's second quarter and 39.0 percent in fiscal 1998's first half versus 40.8 percent in both periods last year and 39.6 percent for the full fiscal year 1997. In fiscal 1998's second quarter, earnings per share rose 12.7 percent to 46.0 cents from 40.8 cents in last year's second quarter, and net income increased 12.4 percent to $210.6 million from $187.3 million. In fiscal 1998's first half, earnings per share rose 13.3 percent to 70.0 cents from 61.8 cents a year ago, and net income increased 13.2 percent to $320.8 million from $283.4 million.

In ConAgra's Grocery & Diversified Products industry segment, operating profit was up 9 percent in the second quarter and 6 percent in the first half of fiscal 1998 versus the same periods

                           CONAGRA, INC. AND SUBSIDIARIES
                           PART I - FINANCIAL INFORMATION
                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


in fiscal 1997. Segment sales increased 1 percent in the second quarter and 2 percent in the first half.

ConAgra Frozen Foods achieved operating profit growth in fiscal 1998's second quarter and first half. Unit volume growth helped shelf-stable foods - the Hunt-Wesson companies and Golden Valley - increase second quarter operating earnings. In the first half, Golden Valley increased earnings, while Hunt-Wesson's earnings declined due to heavy first quarter spending to introduce several lines of new products. The Lamb-Weston potato products business and the seafood business both increased second quarter and first half earnings.

In ConAgra's Food Inputs & Ingredients industry segment, operating profit grew 9 percent in the second quarter and 20 percent in the first half of fiscal 1998 versus the same periods in fiscal 1997. Segment sales decreased 3 percent in the second quarter and were down less than 1 percent in the first half.

ConAgra's major crop inputs business, United Agri Products, had significant sales growth and strong operating profit growth in fiscal 1998's second quarter and first half. Commodity services, flour milling and specialty food ingredients contributed to segment operating profit growth in both periods. Earnings declined in grain merchandising and a number of other ingredients businesses.

In ConAgra's Refrigerated Foods industry segment, operating profit decreased 6 percent in the second quarter and 7 percent in the first half of fiscal 1998 versus the same periods in fiscal 1997. Segment sales decreased
3 percent in both periods.

The branded processed meats businesses improved margins and increased earnings in the second quarter and first half. Earnings rose in the Australia beef business in both periods and declined in the U.S. beef business in both periods. Second quarter and first half earnings were down in the pork, poultry and cheese businesses.

                           CONAGRA, INC. AND SUBSIDIARIES
                            PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

ConAgra issued 88,646 shares of its common stock in connection with the transaction by which Rygmyr Foods, Inc. was merged with a subsidiary of ConAgra on October 31, 1997. The common stock was issued in this transaction in reliance on the exemption from registration provided by the Section 4(2) of the Securities Act of 1933 and Regulation D thereunder.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits

          12 - Statement regarding computation of ratio of earnings to fixed charges.

     (B)  Reports on Form 8-K

          None


                                        CONAGRA, INC.

                                        By: /s/ James P. O'Donnell
                                            _______________________
                                            James P. O'Donnell
                                            Executive Vice President,
                                            Chief Financial Officer
                                            Corporate Secretary

                                        By: /s/ Kenneth W. DiFonzo
                                            _______________________
                                            Kenneth W. DiFonzo
                                            Senior Vice President and
                                            Controller


Dated this 6th day of January, 1998.

                           CONAGRA, INC. AND SUBSIDIARIES
                                   EXHIBIT INDEX

EXHIBIT   DESCRIPTION                                               PAGE

12        Statement regarding computation of ratio of                15
          earnings to fixed charges