Form 10-Q
period 1998-02-22
CONAGRA INC /DE/
filed 1998-04-07
CIK 23217

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                      FORM 10-Q

     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED FEBRUARY 22, 1998

                                         OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period from __________ to __________


                            Commission File Number 1-7275
     -------------------------------------------------------------------------

                                    CONAGRA, INC.
     -------------------------------------------------------------------------
                (Exact Name of Registrant, as Specified in Charter)

               Delaware                              47-0248710
     -------------------------------------------------------------------------
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)             Identification No.)

     One ConAgra Drive, Omaha, Nebraska                  68102-5001
     -------------------------------------------------------------------------
     (Address of Principal Executive Offices)            (Zip Code)

                                   (402) 595-4000
     -------------------------------------------------------------------------
                (Registrant's telephone number, including area code)

                                         NA
     -------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  [X]  No  [ ]

     Number of shares outstanding of issuer's common stock, as of March 22, 1998, was 480,409,454.

                           PART I - FINANCIAL INFORMATION
                      ITEM 1.  CONDENSED FINANCIAL STATEMENTS
                           CONAGRA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF EARNINGS
                       (In millions except per share amounts)
                                    (unaudited)


                                                     THIRTEEN WEEKS ENDED        THIRTY-NINE WEEKS ENDED
                                                    -----------------------     ------------------------
                                                    FEB. 22,       FEB. 23,      FEB. 22,       FEB. 23,
                                                      1998           1997          1998           1997
                                                    --------       --------      --------       --------
Net sales                                           $5,385.0       $5,459.1      $17,959.0      $18,206.8

Costs and expenses
  Cost of goods sold                                 4,538.3        4,581.5       15,271.2       15,579.1
  Selling, administrative and general expenses         549.9          561.2        1,716.8        1,689.4
  Interest expense, net                                 75.9           73.3          224.2          216.1
                                                    --------       --------      ---------      ---------
                                                     5,164.1        5,216.0       17,212.2       17,484.6
                                                    --------       --------      ---------      ---------
Income before income taxes                             220.9          243.1          746.8          722.2
Income taxes                                            82.3           98.0          287.5          293.7
                                                    --------       --------      ---------      ---------
Net income before cumulative effect of change
 in accounting for systems reengineering costs      $  138.6       $  145.1      $   459.3      $   428.5
Cumulative effect of change in accounting for
 systems reengineering costs                           (14.8)             -          (14.8)             -
                                                    --------       --------      ---------      ---------
Net income                                          $  123.8       $  145.1      $   444.5      $   428.5
                                                    --------       --------      ---------      ---------
                                                    --------       --------      ---------      ---------

BASIC EARNINGS PER SHARE
Earnings per share before cumulative effect of
 change in accounting                               $   0.30       $   0.32      $    1.02      $    0.95
Cumulative effect of change in accounting for
 systems reengineering costs                           (0.03)             -          (0.03)             -
                                                    --------       --------      ---------      ---------
Basic earnings per share                            $   0.27       $   0.32      $    0.99      $    0.95
                                                    --------       --------      ---------      ---------
Weighted average shares outstanding - basic            452.0          451.6          449.5          451.6
                                                    --------       --------      ---------      ---------
                                                    --------       --------      ---------      ---------

DILUTED EARNINGS PER SHARE
Earnings per share before cumulative effect of
 change in accounting                               $   0.30       $   0.32      $    1.00      $    0.93
Cumulative effect of change in accounting for
 systems reengineering costs                           (0.03)             -          (0.03)             -
                                                    --------       --------      ---------      ---------
Diluted earnings per share                          $   0.27       $   0.32      $    0.97      $    0.93
                                                    --------       --------      ---------      ---------
Weighted average shares outstanding - diluted          461.5          459.7          459.5          459.0
                                                    --------       --------      ---------      ---------
                                                    --------       --------      ---------      ---------
Cash dividends declared per common share            $ 0.1563       $ 0.1363      $  0.4488      $  0.3913
                                                    --------       --------      ---------      ---------
                                                    --------       --------      ---------      ---------

See notes to the condensed consolidated financial statements.

                           CONAGRA, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                         (In millions except share amounts)
                                    (unaudited)


                                                    FEB. 22,        MAY 25,       FEB. 23,
                                                      1998           1997           1997
                                                    --------        -------       --------

ASSETS
Current assets
  Cash and cash equivalents                         $    39.6       $   105.8     $    64.5
  Receivables, less allowance for
   doubtful accounts of $84.3, $67.2
   and $75.4                                          2,211.6         1,367.6       2,053.0
  Inventories                                         3,936.7         3,342.9       3,692.0
  Prepaid expenses                                      403.7           388.7         434.1
                                                    ---------       ---------     ---------
         Total current assets                         6,591.6         5,205.0       6,243.6
                                                    ---------       ---------     ---------

  Property, plant and equipment
     Cost                                             5,518.6         5,274.3       5,321.2
     Less
       Accumulated depreciation                      (2,247.9)       (2,031.8)     (2,091.2)
       Valuation reserve related to restructuring           -               -        (152.0)
                                                    ---------       ---------     ---------
         Property, plant and equipment, net           3,270.7         3,242.5       3,078.0

   Brands, trademarks and goodwill, at cost
     less accumulated amortization                    2,387.3         2,434.0       2,446.4
   Other assets                                         394.3           395.6         409.6
                                                    ---------       ---------     ---------
         Total assets                               $12,643.9       $11,277.1     $12,177.6
                                                    ---------       ---------     ---------
                                                    ---------       ---------     ---------

See notes to the condensed consolidated financial statements.

                           CONAGRA, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                         (In millions except share amounts)
                                    (unaudited)


                                                    FEB. 22,        MAY 25,       FEB. 23,
                                                      1998           1997           1997
                                                    --------        -------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
   Notes payable                                    $ 2,404.5       $   529.0     $ 1,992.8
   Current installments of long-term debt                80.3           352.9         340.6
   Accounts payable                                   2,062.2         1,894.7       2,025.1
   Advances on sales                                    173.5           766.5         217.4
   Other accrued liabilities                          1,385.2         1,446.5       1,411.8
                                                    ---------       ---------     ---------
         Total current liabilities                    6,105.7         4,989.6       5,987.7

   Senior long-term debt, excluding
    current installments                              1,692.5         1,605.7       1,583.5
   Other noncurrent liabilities                         902.1           935.1         911.5
   Subordinated debt                                    750.0           750.0         750.0
   Preferred securities of subsidiary company           525.0           525.0         525.0
   Common stockholders' equity
     Common stock of $5 par value,
      authorized 1,200,000,000 shares,
      issued 510,284,030,  506,161,530
      and 506,120,014                                 2,551.4         1,265.4       1,265.3
   Additional paid-in capital                           310.7           643.3         573.0
   Retained earnings                                  1,228.8         2,061.2       1,935.8
   Foreign currency translation adjustment              (59.8)          (31.5)        (25.8)
   Less treasury stock, at cost, common
    shares 29,871,431,  30,036,626
    and 26,844,802                                     (700.7)         (655.1)       (556.8)
                                                    ---------       ---------     ---------
                                                      3,330.4         3,283.3       3,191.5
   Less unearned restricted stock and value
    of 22,601,229,  26,202,608
    and 27,708,352 common shares held
    in Employee Equity Fund                            (661.8)         (811.6)       (771.6)
                                                    ---------       ---------     ---------
         Total common stockholders' equity            2,668.6         2,471.7       2,419.9
                                                    ---------       ---------     ---------
                                                    $12,643.9       $11,277.1     $12,177.6
                                                    ---------       ---------     ---------
                                                    ---------       ---------     ---------

See notes to the condensed consolidated financial statements.

                           CONAGRA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In millions)
                                    (unaudited)


                                                                  THIRTY-NINE WEEKS ENDED
                                                                  -----------------------
                                                                  FEB. 22,       FEB. 23,
                                                                    1998           1997
                                                                  --------       --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities
  Net income                                                      $   444.5      $   428.5
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation and other amortization                               283.0          261.4
    Goodwill amortization                                              52.1           52.2
    Cumulative effect of change in accounting                          24.0              -
    Other noncash items (includes nonpension
     postretirement benefits)                                          67.9           (6.6)
    Change in assets and liabilities before effects from
     business acquisitions                                         (2,101.2)      (1,593.7)
                                                                  ---------      ---------
         NET CASH FLOWS FROM OPERATING ACTIVITIES                  (1,229.7)        (858.2)
                                                                  ---------      ---------
Cash flows from investing activities
  Additions to property, plant and equipment                         (313.6)        (446.1)
  Payment for business acquisitions                                       -         (197.8)
  Sale of businesses and property, plant and equipment                140.1           24.6
  Notes receivable and other items                                    (25.6)         (31.7)
                                                                  ---------      ---------
         NET CASH FLOWS FROM INVESTING ACTIVITIES                    (199.1)        (651.0)
                                                                  ---------      ---------
Cash flows from financing activities
  Net short-term borrowings                                         1,875.5        1,561.2
  Proceeds from issuance of long-term debt                            305.0          397.5
  Repayment of long-term debt                                        (495.4)        (130.2)
  Cash dividends paid                                                (192.5)        (168.5)
  Treasury stock purchases                                           (148.1)        (160.0)
  Other items                                                          18.1          (40.0)
                                                                  ---------      ---------
         NET CASH FLOWS FROM FINANCING ACTIVITIES                   1,362.6        1,460.0
                                                                  ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (66.2)         (49.2)
Cash and cash equivalents at beginning of period                      105.8          113.7
                                                                  ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $    39.6      $    64.5
                                                                  ---------      ---------
                                                                  ---------      ---------

See notes to the condensed consolidated financial statements.

                           CONAGRA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED FEBRUARY 22, 1998 AND
                               FEBRUARY 23, 1997
                                  (UNAUDITED)


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

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING - For the quarter ended February 22, 1998, the Company recorded a one-time, after-tax, non-cash charge of $14.8 million to comply with a recently issued ruling by the Financial Accounting Standards Board's Emerging Issues Task Force: (EITF) No. 97-13. This EITF requires business process reengineering costs associated with computer systems development to be expensed as incurred. Previously, the Company had capitalized such costs as development costs.

DERIVATIVE INSTRUMENTS - The Securities and Exchange Commission is requiring expanded disclosure for derivative instruments which is fully effective for the Company's annual financial statements for the fiscal year ended May 31, 1998. As required for this interim report, specific information on the Company's accounting policies for derivatives is provided below.

The Company uses derivatives for the purpose of hedging commodity price and, to a lesser extent, interest rate exposure, which exist as a part of its ongoing business operations.

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

Commodity Contracts - Commodities are subject to price fluctuations that create price risk. Generally, the Company intends to hedge commodities to mitigate this price risk. The Company uses commodity futures, options, forwards and swaps to manage price fluctuations of the

                           CONAGRA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED FEBRUARY 22, 1998 AND
                               FEBRUARY 23, 1997
                                  (UNAUDITED)


underlying commodity. While this may tend to limit the Company's ability to participate in gains from commodity price fluctuations, it also tends to reduce the risk of loss from changes in commodity prices.

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

ConAgra's board of directors has established policies that limit the amount of unhedged inventory positions permissible for ConAgra's independent operating companies. Trading businesses are generally limited to dollar risk exposure stated in relation to equity capital. Processing company limits are expressed in terms of weeks of commodity usage.

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

EARNINGS PER SHARE - The Company adopted the provisions of Statement of Financial Accounting Standards No. 128 (SFAS No. 128), EARNINGS PER SHARE, as of the third quarter, fiscal 1998. SFAS 128 requires presentation of basic and diluted earnings per share, replacing prior presentation of primary and fully diluted earnings per share. Basic earnings per share is calculated on the basis of weighted average outstanding common shares, after giving effect to preferred stock dividends. Diluted earnings per share is computed on the basis of weighted average outstanding common shares, outstanding options that are dilutive, and equivalent shares assuming conversion of outstanding convertible securities.

Earnings per share amounts have been computed and restated in accordance with SFAS No. 128 for the thirteen and thirty-nine week periods ended February 22, 1998 and February 23, 1997.

                           CONAGRA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED FEBRUARY 22, 1998 AND
                               FEBRUARY 23, 1997
                                  (UNAUDITED)


The following table sets forth the computation of basic and diluted earnings per share in accordance with the provisions of SFAS No. 128:


                                                                     THIRTEEN WEEKS ENDED        THIRTY-NINE WEEKS ENDED
                                                                   -----------------------       -----------------------
(in millions except per share amounts)                             FEB. 22,       FEB. 23,       FEB. 22,       FEB. 23,
                                                                     1998           1997           1998           1997
                                                                   --------       --------       --------       --------
Net income before cumulative effect of change
 in accounting for systems reengineering costs                      $138.6         $145.1         $459.3         $428.5
Cumulative effect of change in accounting for
 systems reengineering costs                                         (14.8)             -          (14.8)             -
                                                                    ------         ------         ------         ------
Net income                                                          $123.8         $145.1         $444.5         $428.5
                                                                    ------         ------         ------         ------
                                                                    ------         ------         ------         ------

BASIC EARNINGS PER SHARE
Weighted average shares outstanding - basic                          452.0          451.6          449.5          451.6
                                                                    ------         ------         ------         ------
                                                                    ------         ------         ------         ------

Earnings per share before cumulative effect
 of change in accounting                                            $ 0.30         $ 0.32         $ 1.02         $ 0.95
Cumulative effect of change in accounting for
 systems reengineering costs                                         (0.03)             -          (0.03)             -
                                                                    ------         ------         ------         ------
Basic earnings per share                                            $ 0.27         $ 0.32         $ 0.99         $ 0.95
                                                                    ------         ------         ------         ------
                                                                    ------         ------         ------         ------

DILUTED EARNINGS PER SHARE
Weighted average common
 shares outstanding                                                  452.0          451.6          449.5          451.6
Effect of dilutive securities:
 Stock options                                                         9.5            8.1           10.0            7.4
                                                                    ------         ------         ------         ------
Weighted average shares outstanding - diluted                        461.5          459.7          459.5          459.0
                                                                    ------         ------         ------         ------
                                                                    ------         ------         ------         ------

Earnings per share before cumulative effect
 of change in accounting                                            $ 0.30         $ 0.32         $ 1.00         $ 0.93
Cumulative effect of change in accounting for
 systems reengineering costs                                         (0.03)             -          (0.03)             -
                                                                    ------         ------         ------         ------
Diluted earnings per share                                          $ 0.27         $ 0.32         $ 0.97         $ 0.93
                                                                    ------         ------         ------         ------
                                                                    ------         ------         ------         ------

                          CONAGRA, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED FEBRUARY 22, 1998 AND
                                FEBRUARY 23, 1997
                                   (UNAUDITED)


2.   CAPITAL STOCK

On July 11, 1997, the Company's Board of Directors declared a two-for-one split of the Company's common stock in the form of a stock dividend. This was paid October 1, 1997, to shareholders of record as of September 5, 1997. All share and per share data have been restated to reflect the stock split for the periods presented.

3.   INVENTORIES

The composition of inventories is as follows (in millions):


                                          FEB. 22,        MAY 25,     FEB. 23,
                                            1998           1997         1997
                                          --------        -------     --------

Hedged commodities                        $1,346.6       $1,169.8     $1,143.6
Food products and livestock                1,374.6        1,191.0      1,252.2
Agricultural chemicals,
 fertilizer and feed                         596.4          381.4        498.4
Retail merchandise                             3.4          127.5        106.0
Other, principally
 ingredients and supplies                    615.7          473.2        691.8
                                          --------       --------     --------
                                          $3,936.7       $3,342.9     $3,692.0
                                          --------       --------     --------
                                          --------       --------     --------

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

Beatrice is also engaged in various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by ConAgra. The environmental proceedings include litigation and administrative proceedings involving Beatrice's status as a potentially responsible party at 46 Superfund, proposed Superfund or state-equivalent sites. Beatrice has paid or is in the process of paying its liability share at 40 of these sites.
 Substantial reserves for these matters have been established based on the Company's best estimate of its undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of Beatrice and other potentially responsible parties and its experience in remediating sites.

                          CONAGRA, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED FEBRUARY 22, 1998 AND
                                FEBRUARY 23, 1997
                                   (UNAUDITED)


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

6.   ACQUISITIONS

In December 1997, the Company acquired Hester Industries, Inc. in a stock transaction. Hester, headquartered in Winchester, Virginia, is a manufacturer of a wide variety of value-added poultry products marketed primarily to foodservice clients. Annual sales are about $136 million.

In January 1998, the Company acquired Zoll Foods Corporation in a stock transaction. Zoll Foods, based in Chicago, is a processor and marketer of custom-cut pork ribs and other pork products for the foodservice industry. Annual sales are about $100 million.

In February 1998, the Company acquired Gilardi Foods, Inc., in a stock transaction. Gilardi, based in Sidney, Ohio, is a manufacturer and marketer of refrigerated and frozen pizzas and other dough-based products sold in retail channels. Annual sales are about $157 million.

                          CONAGRA, INC. AND SUBSIDIARIES
                          PART I - FINANCIAL INFORMATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and operating results for the periods included in the accompanying consolidated condensed financial statements. Results for the thirteen and thirty-nine week periods ended February 22, 1998 are not necessarily indicative of results that may be attained in the future.

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

FINANCIAL CONDITION

The Company's capital investment (working capital plus noncurrent assets) increased $250.7 million compared to May 25, 1997. Working capital increased $270.5 million and noncurrent assets decreased $19.8 million. The increase in working capital was primarily caused by normal seasonal increases in accounts receivable and inventory financed primarily by a related increase in short-term debt. The decrease in noncurrent assets was primarily caused by the sale of businesses and normal depreciation and amortization partially offset by property, plant and equipment additions.

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

                                                                   Comparison of the Periods Ended
                                                                February 22, 1998 and February 23, 1997
                                                           --------------------------------------------------
                                                               Thirteen Weeks            Thirty-nine Weeks
                                                           --------------------------------------------------
                                                           Dollar        Percent        Dollar        Percent
                                                           Change         Change        Change         Change
                                                           ------        -------        ------        -------
Net sales                                                  $(74.1)         (1.4)        $(247.8)       (1.4)
Costs and expenses
  Cost of goods sold                                        (43.2)         (0.9)         (307.9)       (2.0)
  Selling, administrative and general expenses              (11.3)         (2.0)           27.4         1.6
  Interest expense, net                                       2.6           3.5             8.1         3.7
                                                           ------         -----         -------        ----
Income before income taxes                                  (22.2)         (9.1)           24.6         3.4
Income taxes                                                (15.7)        (16.0)           (6.2)       (2.1)
                                                           ------         -----         -------        ----
Net income before cumulative effect of change
  in accounting for systems reengineering costs              (6.5)         (4.5)           30.8         7.2
Cumulative effect of change in accounting
  for systems reengineering costs                           (14.8)            -           (14.8)          -
                                                           ------         -----         -------        ----
Net income                                                 $(21.3)        (14.7)        $  16.0         3.7
                                                           ------         -----         -------        ----
                                                           ------         -----         -------        ----

Diluted earnings per share before cumulative
  effect of change in accounting                           $(0.02)         (6.3)        $  0.07         7.5
                                                           ------         -----         -------        ----
                                                           ------         -----         -------        ----

Diluted earnings per share                                 $(0.05)        (15.6)        $  0.04         4.3
                                                           ------         -----         -------        ----
                                                           ------         -----         -------        ----

In ConAgra's Grocery & Diversified Products industry segment, operating profit was up 7 percent in the third quarter and 6 percent in the first nine months of fiscal 1998 versus the same periods in fiscal 1997. Segment sales increased 2 percent in the third quarter and first nine months.

ConAgra Frozen Foods achieved operating profit growth in fiscal 1998's third quarter and first nine months, with increases in sales volume. Operating profit improved in both the third quarter and nine months for potato products and seafood businesses. In shelf-stable foods, Golden Valley increased third quarter and nine month operating earnings over the same periods last year, while Hunt-Wesson's earnings declined in both periods.

                       CONAGRA, INC. AND SUBSIDIARIES
                       PART I - FINANCIAL INFORMATION
               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


In ConAgra's Food Inputs & Ingredients industry segment, operating profit rose 11 percent in the third quarter and 20 percent in the first nine months of fiscal 1998 versus the same periods in fiscal 1997. Segment sales increased 1 percent in the third quarter and were up slightly in the first nine months.

ConAgra's major crop inputs business, United Agri Products, had sales and operating profit growth in fiscal 1998's third quarter and first nine months versus fiscal 1997. Commodity services and specialty food ingredients contributed to segment operating profit growth in both periods. Earnings declined in grain merchandising and fertilizer trading due to soft international demand.

In ConAgra's Refrigerated Foods industry segment, operating profit decreased 92 percent in the third quarter and 29 percent in the first nine months of fiscal 1998 versus the same periods in fiscal 1997. Segment sales decreased 4 percent in the third quarter and 3 percent for nine months.

The branded processed meats, Australia beef and cheese businesses all increased earnings in the third quarter and first nine months versus the same periods last year. Poor results in the U.S. fresh meat and poultry businesses more than offset those gains. An increase in industry production, compounded by lower Asian export demand, reduced earnings in pork, poultry and U.S. beef in both periods. The earnings decline was severe in beef because the beef processing and cattle feeding businesses, which tend to hedge each other's results, both suffered price and margin compression.

For ConAgra in total, fiscal 1998 third quarter sales decreased 1.4 percent to $5.39 billion from $5.46 billion. Nine month sales decreased 1.4 percent to $17.96 billion from $18.21 billion. ConAgra's effective tax rates were
37.3 percent in fiscal 1998's third quarter versus 40.3 percent last year and
38.5 percent in fiscal 1998's first nine months versus 40.7 percent in the same period last year. The rate was 39.6 percent for the full fiscal year 1997.

In fiscal 1998's third quarter, diluted earnings per share, before the cumulative effect of the change in accounting for systems reengineering costs, decreased 6.3 percent to 30.0 cents from 32.0 cents in last year's third quarter. Net income, before the cumulative effect of the change in accounting, decreased 4.5 percent to $138.6 million from $145.1 million. Including the $14.8 million cumulative effect of change in accounting, fiscal 1998 third quarter diluted earnings per share were 27.0 cents.

In fiscal 1998's first nine months, diluted earnings per share, before the cumulative effect of the change in accounting, rose 7.5 percent to $1.00 from
93.0 cents a year ago, and net income, before the cumulative effect of the change in accounting, increased 7.2 percent to $459.3 million from $428.5 million. Including the $14.8 million cumulative effect of change in accounting, fiscal 1998 nine months diluted earnings per share were
97.0 cents.

                       CONAGRA, INC. AND SUBSIDIARIES
                       PART I - FINANCIAL INFORMATION
               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


YEAR 2000

The Year 2000 computer software compliance issues affect ConAgra and many companies in the U.S. industry. Historically, certain computer programs were written using two digits rather than four to define the applicable year. As a result, software may recognize a date using the two digits "00" as 1900 rather than the year 2000. Computer programs which do not recognize the proper date could generate erroneous data or cause systems to fail.

The Company has performed an assessment of major information technology systems and expects that all necessary modifications and/or replacements will be completed in a timely manner to ensure that systems are Year 2000 compliant. ConAgra continues to evaluate the estimated costs associated with these effects based on its experience to date. Based on current estimates, the costs of addressing this issue are not expected to have a material adverse effect on the company's financial position, results of operations or cash flows.

                           CONAGRA, INC. AND SUBSIDIARIES
                            PART II - OTHER INFORMATION


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

ConAgra issued an aggregate of 8,689,088 shares of its common stock during the third quarter of fiscal 1998 in connection with the acquisition through merger of (i) Hester Industries, Inc., (ii) A.M. Gilardi & Sons, Inc. and a related corporation, and (iii) Zoll Foods Corporation and a related entity. The common stock was issued in these transactions in reliance on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933 and Regulation D thereunder.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits

               12 - Statement regarding computation of ratio of earnings to fixed charges.

     (B)  Reports on Form 8-K

               ConAgra filed a report on Form 8-K dated February 17, 1998 reporting the issuance of a press release relating to its earnings outlook for the fiscal year ending May 31, 1998.

               ConAgra filed a report on Form 8-K dated February 20, 1998 reflecting the increase of the number of shares of ConAgra Common Stock registered under various S-8 registration statements to reflect the effect of the two-for-one stock split on October 1, 1997.

                                        CONAGRA, INC.

                                        By:  /s/James P. O'Donnell
                                            _______________________
                                            James P. O'Donnell
                                            Executive Vice President,
                                            Chief Financial Officer and
                                            Corporate Secretary

                                        By:  /s/Kenneth W. DiFonzo
                                            _______________________
                                            Kenneth W. DiFonzo
                                            Senior Vice President and
                                            Controller

Dated this 7th day of April, 1998.

                           CONAGRA, INC. AND SUBSIDIARIES
                                   EXHIBIT INDEX


      EXHIBIT              DESCRIPTION                        PAGE
         12         Statement regarding                        17
                    computation of ratio of
                    earnings to fixed charges


                                                                EXHIBIT 12

                         CONAGRA, INC. AND SUBSIDIARIES
                 COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                              (Dollars in millions)


                                                     THIRTY-NINE WEEKS
                                                           ENDED
                                                     FEBRUARY 22, 1998
                                                     -----------------
Fixed charges
  Interest expense                                         $  270.5
  Capitalized interest                                          9.5
  Interest in cost of goods sold                               13.8
  One third of non-cancellable lease rent                      33.5
                                                           --------
       Total fixed charges (A)                             $  327.3
                                                           --------
                                                           --------

Earnings
  Pretax income                                            $  746.8
  Add fixed charges                                           327.3
  Less capitalized interest                                    (9.5)
                                                           --------
  Earnings and fixed charges (B)                           $1,064.6
                                                           --------
                                                           --------

  Ratio of earnings to fixed charges (B/A)                      3.3

For the purpose of computing the above ratio of earnings to fixed charges, earnings consist of income before taxes and fixed charges. Fixed charges, for the purpose of computing earnings, are adjusted to exclude interest capitalized. Fixed charges include interest on both long and short-term debt (whether said interest is expensed or capitalized and including interest charged to cost of goods sold), and a portion of noncancelable rental expense representative of the interest factor. The ratio is computed using the amounts for ConAgra as a whole, including its majority-owned subsidiaries, whether or not consolidated, and its proportionate share of any 50% owned subsidiaries, whether or not ConAgra guarantees obligations of these subsidiaries.