Form 10-K
period 1998-05-31
CONAGRA INC /DE/
filed 1998-08-28
CIK 23217

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)
     [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                       For the fiscal year ended May 31, 1998

                                         OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transition period from ______________ to _______________

                             Commission File No. 1-7275

                                   CONAGRA, INC.
                ---------------------------------------------------
                (Exact name of registrant, as specified in charter)

A Delaware Corporation                                      47-0248710
----------------------                                      ----------
(State of Incorporation)                                    (I.R.S. Employer's
                                                            Number)

One ConAgra Drive
Omaha, Nebraska                                             68102-5001
---------------                                             ----------
(Address of principal executive office)                     (Zip Code)

Registrant's telephone number, including area code          (402) 595-4000
                                                            --------------

Securities Registered Pursuant to Section 12 (b) of the Act:
-----------------------------------------------------------

                                                            Name of Exchange on
Title of Each Class                                         Which Registered
-------------------                                         ----------------
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
       Yes  X    No
           ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

At July 31,1998, 488,090,714 common shares were outstanding. The aggregate market value of the voting common stock of ConAgra, Inc. held by non-affiliates on July 31, 1998, was approximately $12.6 billion.

Documents incorporated by reference are listed on page 2.

Documents Incorporated by Reference

1. Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended May 31, 1998 are incorporated into Parts I, II and IV.

2. Portions of the Registrant's definitive Proxy Statement filed for Registrant's 1998 Annual Meeting of Stockholders are incorporated into Part III.

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

b)   Financial Information About Industry Segments

     The Company's businesses are classified into three industry segments:
     Grocery & Diversified Products, Refrigerated Foods and Food Inputs & Ingredients. The contributions of each industry segment to net sales and operating profit, and the identifiable assets attributable to each industry segment set forth in Note 18 "Business Segments" on pages 60 and 61 of the Company's 1998 Annual Report to Stockholders are incorporated herein by reference.

c)   Narrative Description of Business

     The information set forth in the "Business Review" on pages 22 through 34 of the Company's 1998 Annual Report to Stockholders is incorporated herein by reference.

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

     Quality control processes at principal manufacturing locations emphasize applied research and technical services directed at product improvement and quality control. In addition, the Refrigerated Foods and the Grocery & Diversified Products segments conduct research activities related to the development of new products.

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

d)   Foreign Operations

     The information set forth in the "Business Review" on pages 22 through 34 of the Company's 1998 Annual Report to Stockholders is incorporated herein by reference. The Company is not engaged in material operations in foreign countries, nor are material portions of sales or revenues derived from customers in foreign countries.

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

CONAGRA LOCATIONS

GROCERY & DIVERSIFIED PRODUCTS

CONAGRA FROZEN PREPARED FOODS
Headquarters in Omaha, Nebraska.

     CONAGRA FROZEN FOODS
     Headquarters and Corporate sales office in Omaha, Nebraska.
     Seven plants in Arkansas, Iowa, Missouri and Virginia. Four broiler growing and processing complexes in Arkansas and Louisiana. Product development facility in Omaha, Nebraska.

     GILARDI FOODS
     Headquarters and sales office in Sidney, Ohio.
     Three processing plants in Ohio and Oklahoma.

     PIERCE FOODS
     Headquarters and sales office in Winchester, Virginia.
     Main processing plant in Moorefield, West Virginia.

     CONAGRA SEAFOOD COMPANIES

       CONAGRA SHRIMP COMPANIES
       Headquarters in Tampa, Florida.
       Main processing plant and sales office in Tampa, Florida.

       MERIDIAN PRODUCTS
       Headquarters in Santa Fe Springs, California.
       Seafood trading company.

       O'DONNELL-USEN U.S.A.
       Headquarters and sales office in Tampa, Florida.


CONAGRA GROCERY PRODUCTS COMPANIES
Headquarters in Fullerton, California.

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


LAMB-WESTON, INC.
Headquarters in Tri-Cities, Washington.
12 plants in Idaho, Oregon, Washington, Minnesota (50-percent owned), the Netherlands (50-percent owned) and Turkey (50-percent owned). Product development facility in Richland, Washington. International Business Development Center in Boise, Idaho.


CONAGRA REFRIGERATED FOODS COMPANIES

CONAGRA REFRIGERATED PREPARED FOODS COMPANIES
Headquarters in Downers Grove, Illinois.

     ARMOUR SWIFT-ECKRICH
     Product development in Downers Grove and 26 plants in 17 states, processed meat plant in Panama, and a food distribution center in Puerto Rico, serving:

          ASE CONSUMER PRODUCTS COMPANY

          ASE DELI/FOODSERVICE COMPANY

          BUTTERBALL TURKEY COMPANY

          DECKER FOOD COMPANY

          NATIONAL FOODS, INC.

     COOK FAMILY FOODS, LTD.
     Headquarters in Lincoln, Nebraska.
     Three plants in Nebraska, Kentucky and Missouri.

BEATRICE CHEESE COMPANY
Headquarters in Waukesha, Wisconsin.
10 facilities located in eight states include natural and processed cheese manufacturing, direct and indirect retail sales, foodservice sales, cheese importing and aerosol.

CONAGRA TRADING & PROCESSING COMPANIES MEAT GROUP
Headquarters in Greeley, Colorado

     AUSTRALIA MEAT HOLDINGS PTY LTD.
     Headquarters in Dinmore, Australia.
     Nine plants and feedlots in Australia.

     CONAGRA CATTLE FEEDING COMPANY
     Headquarters in Greeley, Colorado.
     Three feedlots in Colorado.

     CONAGRA POULTRY COMPANY
     Headquarters in Duluth, Georgia.

          CONAGRA BROILER COMPANY
          Headquarters in Duluth, Georgia.
          Six broiler growing and processing divisions in Alabama, Arkansas, Georgia, and Puerto Rico.

          PROFESSIONAL FOOD SYSTEMS
          Headquarters in El Dorado, Arkansas.
          17 sales and distribution units in 12 states.

          TEXAS SIGNATURE FOODS
          Headquarters in Lufkin, Texas.
          Processing, sales and distribution facilities in Texas.

     CONAGRA REFRIGERATED FOODS INTERNATIONAL SALES CORPORATION
     Headquarters in Greeley, Colorado.

     E. A. MILLER, INC.
     Headquarters in Hyrum, Utah.
     Processing facilities in Utah and a feedlot in Idaho.

     MONFORT BEEF AND LAMB COMPANY
     Headquarters in Greeley, Colorado.
     Ten plants in Colorado, Kansas, Nebraska and Texas.

     MONFORT FOOD DISTRIBUTION CO.
     Headquarters in Greeley, Colorado.
     Eight sales and distribution branches in seven states.

     MONFORT FRESH MEATS COMPANY
     Headquarters in Greeley, Colorado.
     Four plants in Idaho, Nebraska, and Alabama.

     SWIFT & COMPANY
     Headquarters in Greeley, Colorado.
     Three pork processing plants in Iowa, Minnesota and Kentucky. Four further processing plants in Illinois, Indiana, Florida and California.

FOOD INPUTS & INGREDIENTS

CONAGRA AGRI-PRODUCTS COMPANIES
Headquarters in Greeley, Colorado.

     UNITED AGRI PRODUCTS COMPANIES
     Headquarters in Greeley, Colorado.
     Over 500 field sales, administration, warehouse, rail, formulation and joint venture locations in the United States, Canada, United Kingdom, Mexico, South Africa, Chile, Bolivia, Ecuador, France, Peru, Hong Kong and Taiwan. Businesses are involved with crop protection products, seed, liquid and dry fertilizer operations and one terminal facility.

CONAGRA TRADING & PROCESSING COMPANIES GRAIN GROUP
Headquarters in Omaha, Nebraska.

     CONAGRA COMMODITY SERVICES
     Headquarters in Omaha, Nebraska.
     Feed Ingredient Merchandising and ConAgra Energy Services in Omaha, Nebraska and a protein trading operation in Bremen, Germany.

     CONAGRA FLOUR MILLING COMPANY
     Headquarters in Omaha, Nebraska.
     24 flour mills in 14 states. Eight country elevators in South Dakota. One joint venture flour mill and one joint venture elevator in the U.S.

     CONAGRA GRAIN COMPANIES
     Headquarters in Minneapolis, Minnesota.
     ConAgra Grain Companies consists of a North American network of grain merchandising offices and over 90 elevators, river loading facilities, export elevators and barges. Two joint ventures operating export facilities in the United States. D.R. Johnston, an international protein trading company, operates in Australia, Singapore and New Zealand.

     INTERNATIONAL
     Headquarters in Omaha, Nebraska.
     Trading operations in four countries doing business as BDR Agriculture Ltd., ConAgra International S.A., J.F. Braun and Camerican. Wool processing plant in Australia. Poultry, animal feed and processed meat facilities in Portugal and feed plants in Spain. Six malt joint ventures with barley malting facilities in the United States, Canada, Australia, the United Kingdom, Uruguay, Argentina, Denmark and China. Four mushroom farms in Canada, doing business as Leaver Mushroom (operations sold April 1998). A food products distribution joint venture in Mexico doing business as Verde Valle. Two feed plants, a flour mill and dry corn mill in Puerto Rico, doing business as Molinos de Puerto Rico. ITC Agro-Tech is an edible oil processing and grain trading joint venture in India. International fertilizer trading operations headquartered in Savannah, Georgia. Joint venture oilseed processing plant in Argentina, doing business as Pecom Agra.

     KBC TRADING AND PROCESSING COMPANY
     Headquarters in Stockton, California.
     Operates over 40 facilities processing edible beans in nine states and South America and one walnut processing facility in California.

     SERGEANT'S PET PRODUCTS COMPANY
     Headquarters in Omaha, Nebraska.
     Manufacturing operations in Tennessee and Colorado and distribution centers in Colorado and Canada.

     OATS/CORN
     Headquarters in Omaha, Nebraska.
     Corn merchandising and processing facilities in Kansas and Bremen, Germany. Two oat processing facilities in Nebraska and Canada. Two grain elevators in Minnesota. Two joint ventures, one specialty processing facility in Minnesota and one oat processing facility in the United Kingdom.

     UNITED SPECIALTY FOOD INGREDIENTS COMPANIES
     Headquarters in Carol Stream, Illinois.
     Two food processing plants and a research and development facility in Kentucky. A dehydrated food ingredients plant and animal feed ingredients plant in Minnesota. A spice plant and research and development facility in Illinois and seasoning plants in Massachusetts, Michigan and New Jersey, with supporting research and development facilities. A flavorings plant in New Jersey. Food ingredients distribution business headquartered in Iowa with distribution centers in Texas and Colorado. A distribution center for food manufacturers in Texas. Chili products plants located in California
     (two), New Mexico, and Santiago, Chile, with a research and development facility in California. A specialty marketing business with processed eggs, Mexican food products, and food oils business headquartered in Texas. Two garlic and onion dehydration and processing facilities with a supporting research and development facility in California and plants in Nevada and Texas. Food plastics and paper products plants in Texas and Tennessee. A lighter fluid facility in Texas. A plastic bags and wrap plant in Georgia. Charcoal plants in Texas and Arkansas. An aluminum foil products plant in Georgia. Flour tortilla processing facilities in Nebraska and Kentucky.

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

Beatrice is also engaged in various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by ConAgra. The environmental proceedings include litigation and administrative proceedings involving Beatrice's status as a potentially responsible party at 47 Superfund, proposed Superfund or state-equivalent sites. Beatrice has paid or is in the process of paying its liability share at 43 of these sites. Substantial reserves for these matters have been established based on the Company's best estimate of its undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of Beatrice and other potentially responsible parties and its experience in remediating sites.

In March 1997, the Environmental Protection Agency filed an action in federal district court in Colorado against a subsidiary of the Company which operates a pesticide formulation facility in Greeley, Colorado seeking civil monetary penalties for violation of the Resource Conservation and Recovery Act; this action was settled pursuant to a Consent Agreement in May 1998 which provides in part for payment of a civil penalty of $203,000 by the subsidiary. In June 1998, a subsidiary of the Company engaged in processing potatoes entered into a Consent Decree with the Environmental Protection Agency in federal district court in Idaho which provided in part for the payment of a civil penalty of $160,000 by the subsidiary for violations of the Clean Air Act. In March 1996, the Environmental Protection Agency filed an action in federal district court in Idaho against the Company as owner and operator of a beef packing plant in Nampa, Idaho seeking civil monetary penalties for alleged violations of the Clean Water Act; the Company is defending this action.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

             EXECUTIVE OFFICERS OF THE REGISTRANT AS OF AUGUST 15, 1998


                                                                                               Year Assumed
Name                     Title & Capacity                                         Age         Present Office
----                     ----------------                                         ---         --------------
Bruce C. Rohde           President and Chief Executive Officer                     49               1997

Kenneth W. DiFonzo       Senior Vice President and Controller                      46               1997

Dwight J. Goslee         Senior Vice President, Mergers and
                         Acquisitions                                              48               1997

Owen C. Johnson          Senior Vice President, Human Resources                    52               1998

Thomas L. Manuel         President and Chief Operating Officer, ConAgra
                         Trading and Processing Companies                          51               1994

James P. O'Donnell       Executive Vice President, Chief
                         Financial Officer and Corporate Secretary                 50               1997

Gerald B. Vernon         Executive Vice President and
                         Chief Administrative Officer                              57               1997

The foregoing have held executive officer positions with ConAgra for the past five years, except as follows:

Bruce C. Rohde became Vice Chairman of the Board and President in August 1996 and was named Chief Executive Officer and President in September 1997. He previously had been ConAgra's general counsel since 1984. He was president of the Omaha-based law firm McGrath, North, Mullin & Kratz, P.C. from 1984 to 1996.

Owen C. Johnson was Senior Vice President, Human Resources, Corporate Communications and Administration of Northern Indiana Power Corporation from 1990 to 1998. He joined ConAgra in his current position in June 1998.

         OTHER SIGNIFICANT EMPLOYEES OF THE REGISTRANT AS OF AUGUST 15, 1998

                                                                                                Year Assumed
Name                     Title & Capacity                                         Age          Present Office
----                     ----------------                                         ---          --------------
J. Charles Blue          President and Chief Operating Officer,
                         ConAgra Agri-Products Companies                           59               1998

Raymond J. De Riggi      President and Chief Operating Officer,
                         ConAgra Grocery Products Companies                        50               1998

Kenneth W. Gerhardt      Senior Vice President and
                         Chief Information Officer                                 48               1998

Timothy M. Harris        President and Chief Operating Officer, ConAgra
                         Refrigerated Prepared Foods Companies                     42               1997

Timothy P. McMahon       Senior Vice President, Corporate
                         Marketing Development                                     44               1997

Richard A. Porter        Chairman, Lamb-Weston and President,
                         ConAgra Foodservice Sales Company                         49               1998

James T. Smith           President, ConAgra Frozen Foods                           50               1993

Michael D. Walter        Senior Vice President, Trading and
                         Procurement Management                                    49               1996

J. Charles Blue was President of United Agri Products Companies since 1991 and was named to his current position in June 1998.

Raymond J. De Riggi was President of United Specialty Food Ingredients Cos. since 1995. He was Executive Vice President of Sales for Pet, Inc. from 1992 to 1995. He was named to his current position in June 1998.

Kenneth W. Gerhardt was Senior Vice President and Chief Information Officer of Ameriserve Distribution, Inc. from 1997 to 1998. Prior to 1997, he worked for Pepsico, Inc. in various capacities, including Vice President and Chief Information Officer for Pepsico Food Services from 1996 to 1997; Senior Director, Information Technology for Pepsi Cola North American from 1994 to 1996; and Senior Director, Corporate Systems for Pizza Hut, Inc. from 1991 to 1994. He joined ConAgra in his current position in March 1998.

Timothy M. Harris was President of ConAgra Refrigerated Prepared Foods from 1995 to 1997. He was President of Butterball Turkey Company from 1994 to 1995; Executive Vice President of Business Management for Butterball and Healthy Choice during 1994; and Vice President and General Manager, Prepared Foods Company from 1990 to 1994. He was named to his current position in September 1997.

Timothy P. McMahon was Vice President, Marketing for ConAgra Trading and Processing Companies from June 1997 to October 1997. Prior to that, he was President of McMahon Marketing Communications Company for ten years. He was named to his current position in October 1997.

Richard A. Porter was President of Lamb-Weston, Inc. from 1990 to 1998. He was named to his current position in June 1998.

James T. Smith joined ConAgra as President of ConAgra Frozen Foods in 1993.

Michael D. Walter joined ConAgra in 1989 as President of ConAgra Specialty Grain Products Company. He was named to his current position in October 1996.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to "Investor Information" on the inside back cover and Note 19 "Quarterly Results (Unaudited)" on page 62 of the Company's 1998 Annual Report to Stockholders.

ITEM 6.   SELECTED FINANCIAL DATA

Incorporated herein by reference to the information for years 1994 through 1998 on pages 36 and 37 of the Company's 1998 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated herein by reference to "Management's Discussion & Analysis" on pages 38 through 44 and "Objectives and Results" on pages 4 and 5 of the Company's 1998 Annual Report to Stockholders.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated herein by reference to the subsection "Market Risk" in "Management's Discussion & Analysis" on pages 40 and 41 of the Company's 1998 Annual Report to Stockholders.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of ConAgra, Inc. and Subsidiaries and Independent Auditors' Report set forth on pages 45 through 63 of the Company's 1998 Annual Report to Stockholders are incorporated herein by reference:

     Independent Auditors' Report

     Consolidated Statements of Earnings - Years ended May 31, 1998, May 25, 1997, and May 26, 1996

     Consolidated Balance Sheets - May 31, 1998 and May 25, 1997

     Consolidated Statements of Common Stockholders' Equity - Years ended May 31, 1998, May 25, 1997 and May 26, 1996

     Consolidated Statements of Cash Flows - Years ended May 31, 1998, May 25, 1997 and May 26, 1996

     Notes to Consolidated Financial Statements

     The supplementary data regarding quarterly results of operations set forth in Note 19 "Quarterly Results (Unaudited)" on page 62 of the Company's 1998 Annual Report to Stockholders is incorporated herein by reference.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to "Board of Directors and Election" on pages 2 through 4 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on September 24, 1998. Information concerning all Executive Officers of the Company is included in Part I above.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference to (i) "Executive Compensation" through "Benefit Plans Retirement Programs" on pages 6 through 10 of the Company's Proxy Statement, and (ii) information on director compensation on pages 4 and 5 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on September 24, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to "Voting Securities and Ownership by Certain Beneficial Owners" and "Voting Securities Owned by Executive Officers and Directors" on page 2 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on September 24, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to (i) the last two paragraphs of "Directors' Meetings and Compensation" on page 5 of the Company's Proxy Statement, and (ii) the last two paragraphs of "Benefit Plans Retirement Programs" on page 10 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on September 24, 1998.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

a)   List of documents filed as part of this report:

     1.   Financial Statements

          All financial statements of the company as set forth under Item 8 of this report on Form 10-K.

     2.   Financial Statement Schedules


          Schedule                                                    Page
          Number              Description                             Number
          ------              -----------                             ------
          II             Valuation and Qualifying Accounts              15

          All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements, notes thereto, or the Management's Discussion & Analysis section of the Company's 1998 Annual Report to Stockholders.

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

                                                                     SCHEDULE II

                           CONAGRA, INC. AND SUBSIDIARIES

                         Valuation and Qualifying Accounts

       For the Fiscal Years ended May 31, 1998, May 25, 1997 and May 26, 1996

                                   (in millions)

                                                               Additions
                                       Balance at       ------------------------      Deductions    Balance at
                                       Beginning         Charged                          from        Close of
Description                            of Period        to Income          Other       Reserves       Period
-----------                            ---------        ---------          -----      ----------    ----------
Year ended May 31, 1998:
     Allowance for doubtful
          receivables                     $ 67.2            29.0           .4(2)         28.1(1)       $ 67.7

Year ended May 25, 1997:
     Allowance for doubtful
          receivables                     $ 52.1            39.2              -          24.1(1)       $ 67.2
     Valuation reserve related
          to restructuring                $235.8               -              -         235.8(3)            -

Year ended May 26, 1996:
     Allowance for doubtful
          receivables                     $ 63.9            34.6           .8(2)         47.2(1)       $ 52.1
     Valuation reserve related
          to restructuring                     -           235.8              -               -        $235.8

(1)  Bad debts charged off, less recoveries.
(2) Primarily reserve accounts of acquired businesses less reserve accounts of divested businesses and foreign currency translation adjustments.
(3)  Assets written-off to valuation reserve.

INDEPENDENT AUDITORS' REPORT


The Stockholders and Board of Directors
ConAgra, Inc.
Omaha, Nebraska

We have audited the consolidated financial statements of ConAgra, Inc. and subsidiaries as of May 31, 1998 and May 25, 1997, and for each of the three years in the period ended May 31, 1998, and have issued our report thereon dated July 10, 1998; such financial statements and report are included in your 1998 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of ConAgra, Inc. and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP


DELOITTE TOUCHE LLP


Omaha, Nebraska
July 10, 1998

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, ConAgra, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of August, 1998.

                    CONAGRA, INC.

                    /s/ Bruce C. Rohde
                    -----------------------------------------
                    Bruce C. Rohde
                    President and Chief Executive Officer

                    /s/ James P. O'Donnell
                    -----------------------------------------
                    James P. O'Donnell
                    Executive Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)

                    /s/ Kenneth W. DiFonzo
                    -----------------------------------------
                    Kenneth W. DiFonzo
                    Senior Vice President and
                    Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of August, 1998.

/s/ Bruce C. Rohde
-------------------------               Director
Bruce C. Rohde

Mogens C. Bay*                          Director
Philip B. Fletcher*                     Director
Charles M. Harper*                      Director
Robert A. Krane*                        Director
Gerald Rauenhorst*                      Director
Carl E. Reichardt*                      Director
Ronald W. Roskens*                      Director
Marjorie M. Scardino*                   Director
Walter Scott, Jr.*                      Director
Kenneth E. Stinson*                     Director
Jane J. Thompson*                       Director
Frederick B. Wells*                     Director
Thomas R. Williams*                     Director
Clayton K. Yeutter*                     Director

* Bruce C. Rohde, by signing his name hereto, signs this Annual Report on behalf of each person indicated. A Power-of-Attorney authorizing Bruce C. Rohde to sign this Annual Report on Form 10-K on behalf of each of the indicated Directors of ConAgra, Inc. has been filed herein as exhibit 24.

                                  By:  /s/ Bruce C. Rohde
                                     -----------------------------
                                     Bruce C. Rohde
                                     Attorney-In-Fact

                                   EXHIBIT INDEX


Number      Description                                                Page No.
------      -----------                                                -------
    3.1     ConAgra's Certificate of Incorporation, as
            amended, incorporated herein by reference to
            ConAgra's annual report on Form 10-K for the
            fiscal year ended May 26, 1996.

    3.2 ConAgra's Bylaws, as amended, incorporated herein by reference to ConAgra's quarterly report on Form 10-Q for the quarter ended August 24, 1997.

    4.1 Rights Agreement dated as of July 12, 1996, incorporated herein by reference to ConAgra's current report on Form 8-K dated July 12, 1996.

    4.2 Certificate of Adjustment dated October 1, 1997 to Rights Agreement, incorporated herein by reference to ConAgra's quarterly report on Form 10-Q for the quarter ended August 24, 1997.

    4.3     Amendment to Rights Agreement dated as of July 10, 1998          22

    4.4     Documents establishing Series A, Series B and
            Series C of Preferred Securities of ConAgra
            Capital, L.L.C., incorporated herein by
            reference to ConAgra's current reports on Form 8-K dated June 8, 1994 and February 11, 1995.

    10.1    ConAgra's Amended and Restated Long-Term
            Senior Management Incentive Plan, Amendment thereto, and Operational Document, and
            Amendment thereto, incorporated herein by reference to Exhibit 10.1 of ConAgra's annual report on Form 10-K for the fiscal year ended
            May 25, 1997.

    10.2    Second Amendment to ConAgra's Long-Term Senior
            Management Incentive Plan Operational Document, incorporated herein by reference to Exhibit 10.2 of ConAgra's annual report on Form 10-K for the fiscal year ended May 28, 1995.

    10.3    Form of Employment Agreement between ConAgra
            and its executive officers                                       25

    10.4 ConAgra's Employee Flexible Bonus Payment Plan, incorporated herein by reference to Exhibit 10.4 of ConAgra's annual report on Form 10-K for the fiscal year ended May 25, 1997.

    10.5    ConAgra's 1985 Stock Option Plan, with
            amendments thereto incorporated herein by reference to Exhibit 10.5 of ConAgra's annual report on Form 10-K for the fiscal year ended
            May 25, 1997.


Number      Description                                                Page No.
------      -----------                                                -------
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

    10.14   Third Amendment to the ConAgra Directors' Unfunded
            Deferred Compensation Plan                                       33


Number      Description                                                Page No.
------      -----------                                                -------
    10.15   ConAgra Employee Equity Fund Trust Agreement,
            with Stock Purchase Agreement and Revolving
            Promissory Note executed in connection therewith,
            incorporated herein by reference to Exhibit 10.14 of
            ConAgra's annual report on Form 10-K for the fiscal
            year ended May 25, 1997.

    10.16   P. B. Fletcher Incentive Agreement dated July 15,
            1993, as amended and restated, incorporated herein by reference to Exhibit 10.15 of ConAgra's annual report on Form 10-K for the fiscal year ended May 26, 1996.

    10.17 Amendment to the P.B. Fletcher Incentive Agreement dated July 11, 1997, incorporated herein by reference to
            Exhibit 10.16 of ConAgra's annual report on Form 10-K for the fiscal year ended May 25, 1997.

    10.18   Employment Contract between ConAgra and Bruce C.
            Rohde, incorporated herein by reference to
            Exhibit 10.1 of ConAgra's quarterly report on Form 10-Q for the quarter ended February 23, 1997.

    10.19   Amendment dated February 16, 1998 to Bruce C.
            Rohde Employment Contract                                        34

    10.20   C. M. Harper Deferred Compensation Agreement
            dated March 15, 1976                                             35

    10.21 ConAgra Executive Annual Incentive Plan, incorporated herein by reference to Exhibit 10.20 of ConAgra's annual report on Form 10-K for the fiscal year ended May 29, 1994.

    11      Statement regarding computation of income per share              38

    12      Statement regarding computation of ratio of
            earnings to fixed charges and ratio of earnings
            to combined fixed charges and preferred stock
            dividends                                                        40

    13      ConAgra's Annual Report to Stockholders for its
            fiscal year ended May 31, 1998                                   41

    21      Subsidiaries of ConAgra                                         114

    23      Consent of Deloitte & Touche LLP                                117

    24      Powers of Attorney                                              118

Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to ConAgra's long-term debt are not filed with this Form 10-K. ConAgra will furnish a copy of any such long-term debt agreement to the Securities and Exchange Commission upon request.

Except for those portions of the ConAgra annual report to stockholders for its fiscal year ended May 31, 1998 (Exhibit 13) specifically incorporated by reference in this report on Form 10-K, such annual report is furnished solely for the information of the Securities and Exchange Commission and is not to be deemed "filed" as a part of this filing.

Items 10.1 through 10.21 are management contracts or compensatory plans filed as exhibits pursuant to Item 14(c) of Form 10-K.