Form 10-Q
period 1998-08-30
CONAGRA INC /DE/
filed 1998-10-13
CIK 23217

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549
                                   FORM 10-Q

     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended August 30, 1998

                                      OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________


                        Commission File Number  1-7275
-------------------------------------------------------------------------------

                                 CONAGRA, INC.
-------------------------------------------------------------------------------
                    (Exact name of registrant, as specified in charter)

          Delaware                                47-0248710
-------------------------------------------------------------------------------
     (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)              Identification No.)

      One ConAgra Drive, Omaha, Nebraska         68102-5001
-------------------------------------------------------------------------------
     (Address of Principal Executive Offices)   (Zip Code)

                             (402) 595-4000
-------------------------------------------------------------------------------
           (Registrant's telephone number, including area code)

                                 NA
-------------------------------------------------------------------------------
           (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]    No   [ ]

Number of shares outstanding of issuer's common stock, as of September 25, 1998 was 489,324,064.

                          PART I -- FINANCIAL INFORMATION
                    ITEM 1. CONDENSED FINANCIAL STATEMENTS
                        CONAGRA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                     (in millions except per share amounts)
                                  (unaudited)
-------------------------------------------------------------------------------


                                                       THIRTEEN WEEKS ENDED
                                                      AUGUST 30,     AUGUST 24,
                                                        1998           1997
                                                    ------------    -----------
Net sales                                            $  6,483.4     $  6,262.8

Costs and expenses
  Cost of goods sold                                    5,565.9        5,379.4
  Selling, administrative and general expenses            663.3          618.3
  Interest expense                                         76.4           73.6
                                                    ------------    -----------
                                                        6,305.6        6,071.3
                                                    ------------    -----------
Income before income taxes                                177.8          191.5
Income taxes                                               68.5           73.2
                                                    ------------    -----------
Net income                                           $    109.3     $    118.3
                                                    ------------    -----------
                                                    ------------    -----------
Income per share - basic                             $      .23     $       .25
                                                    ------------    -----------
                                                    ------------    -----------
Income per share - diluted                           $      .23     $       .25
                                                    ------------    -----------
                                                    ------------    -----------

-------------------------------------------------------------------------------

See notes to the condensed consolidated financial statements.

                             CONAGRA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (in millions)
                                   (unaudited)
-------------------------------------------------------------------------------


                                                        THIRTEEN WEEKS ENDED
                                                      AUGUST 30,     AUGUST 24,
                                                         1998           1997
                                                      ---------      ----------
Net income                                             $  109.3       $  118.3

Other comprehensive income/(loss):
  Currency translation adjustment                         (17.9)         (11.5)
                                                      ---------      ----------
Comprehensive income                                   $   91.4       $  106.8
                                                      ---------      ----------
                                                      ---------      ----------

-------------------------------------------------------------------------------

See notes to the condensed consolidated financial statements.

                              CONAGRA, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                (in millions except shares)
                                         (unaudited)

------------------------------------------------------------------------------------------------------


ASSETS                                                      AUGUST 30,       MAY 31,       AUGUST 24,
                                                               1998           1998            1997
                                                            ----------     ---------       ----------
Current assets
   Cash and cash equivalents                              $      10.8    $     108.4    $      26.6
   Receivables, less allowance for doubtful accounts
    of $78.3, $68.2 and $74.1                                 2,688.6        1,546.9        2,402.2
   Inventories                                                3,806.4        3,540.8        3,660.1
   Prepaid expenses                                             367.6          341.6          424.5
                                                            ----------     ---------       ----------
        Total current assets                                  6,873.4        5,537.7        6,513.4
                                                            ----------     ---------       ----------
Property, plant and equipment                                 5,912.6        5,761.1        5,443.4
   Less accumulated depreciation                             (2,390.8)      (2,311.4)      (2,136.1)
                                                            ----------     ---------       ----------
     Property, plant and equipment, net                       3,521.8        3,449.7        3,307.3
                                                            ----------     ---------       ----------
Brands, trademarks and goodwill                               2,694.9        2,391.7        2,421.8
Other assets                                                    438.6          429.4          377.6
                                                            ----------     ---------       ----------
                                                          $  13,528.7    $  11,808.5    $  12,620.1
                                                            ----------     ---------       ----------
                                                            ----------     ---------       ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Notes payable                                          $   4,187.5    $     858.1    $   3,216.1
   Current installments of long-term debt                        28.5           52.7          368.0
   Accounts payable                                           1,051.9        1,971.0        1,078.4
   Advances on sales                                            106.6          829.7          163.9
   Other accrued liabilities                                  1,384.0        1,382.2        1,503.2
                                                            ----------     ---------       ----------
        Total current liabilities                             6,758.5        5,093.7        6,329.6
                                                            ----------     ---------       ----------

Senior long-term debt, excluding current installments         1,781.8        1,753.5        1,591.4
Other noncurrent liabilities                                    830.7          847.3          924.6
Subordinated debt                                               750.0          750.0          750.0
Preferred securities of subsidiary company                      525.0          525.0          525.0
Common stockholders' equity
   Common stock of $5 par value, authorized 1,200,000,000
    shares; issued 519,448,104, 519,424,034 and 522,805,088   2,597.2        2,597.1        2,614.0
   Additional paid-in capital                                   212.0          320.0          416.7
   Retained earnings                                          1,373.9        1,337.7        1,133.4
   Foreign currency translation adjustment                      (85.5)         (67.6)         (43.2)
   Less treasury stock, at cost, common
    shares 30,155,200, 30,011,958 and 34,284,418               (708.9)        (705.2)        (798.6)
                                                            ----------     ---------       ----------
                                                              3,388.7        3,482.0        3,322.3
   Less unearned restricted stock and value of 19,830,815,
    21,376,632 and 24,950,494 common shares held
    in Employee Equity Fund                                    (506.0)        (643.0)        (822.8)
                                                            ----------     ---------       ----------
        Total common stockholders' equity                     2,882.7        2,839.0        2,499.5
                                                            ----------     ---------       ----------
                                                          $  13,528.7    $  11,808.5    $  12,620.1
                                                            ----------     ---------       ----------
                                                            ----------     ---------       ----------

------------------------------------------------------------------------------------------------------

See notes to the condensed consolidated financial statements.

                              CONAGRA, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (in millions)
                                       (unaudited)


---------------------------------------------------------------------------------------------

                                                                      THIRTEEN WEEKS ENDED
                                                                    AUGUST 30,     AUGUST 24,
                                                                       1998           1997
                                                                   -----------     ----------
Cash flows from operating activities
Net income                                                          $  109.3       $  118.3
 Adjustments to reconcile net income to net cash provided by operating activities
    Depreciation and other amortization                                102.9           93.3
    Goodwill amortization                                               17.2           17.5
    Other noncash items (includes nonpension postretirement benefits)   35.1           26.2
    Change in assets and liabilities before effects
     from business acquisitions                                     (3,127.9)      (2,852.3)
                                                                   -----------     ----------
       Net cash flows from operating activities                     (2,863.4)      (2,597.0)
                                                                   -----------     ----------

Cash flows from investing activities
 Additions to property, plant and equipment                           (112.2)         (89.3)
 Payment for business acquisitions                                    (400.0)           --
 Sale of businesses and property, plant and equipment                    4.9          136.7
 Notes receivable and other items                                       (2.1)           8.8
                                                                   -----------     ----------
       Net cash flows from investing activities                       (509.4)          56.2
                                                                   -----------     ----------

Cash flows from financing activities
 Net short-term borrowings                                           3,329.4        2,675.6
 Proceeds from issuance of long-term debt                               45.9          303.4
 Repayment of long-term debt                                           (42.2)        (327.3)
 Cash dividends paid                                                   (71.5)         (61.3)
 Cash distributions of pooled companies                                 (1.2)          (1.5)
 Treasury stock purchases                                                --          (140.7)
 Employee Equity Fund stock transactions                                 6.4           11.9
 Other items                                                             8.4            0.4
                                                                   -----------     ----------
       Net cash flows from financing activities                      3,275.2        2,460.5
                                                                   -----------     ----------

Net increase (decrease) in cash and cash equivalents                   (97.6)         (80.3)
Cash and cash equivalents at beginning of period                       108.4          106.9
                                                                   -----------     ----------
Cash and cash equivalents at end of period                           $  10.8        $  26.6
                                                                   -----------     ----------
---------------------------------------------------------------------------------------------

See notes to the condensed consolidated financial statements.

                         CONAGRA, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THIRTEEN WEEKS ENDED AUGUST 30, 1998
                          (COLUMNAR DATA IN MILLIONS)


1.   ACCOUNTING POLICIES

     The unaudited interim financial information included herein reflects the adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. Such interim information should be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 8-K dated September 29, 1998, restated to give effect to mergers accounted for as poolings of interest.

     The results of operations for any interim period are not necessarily indicative of the results to be expected for other interim periods or the full year.

     ACCOUNTING CHANGES

     In the first quarter of fiscal 1999, ConAgra adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME (SFAS No. 130), which establishes standards for reporting comprehensive income in financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to stockholders. The adoption of this statement had no impact on net income or shareholders' equity.

     Comprehensive income for all periods presented consists of net income and foreign currency translation adjustments. Amounts in prior year financial statements have been reclassified to conform to SFAS No. 130 requirements. ConAgra deems its foreign investments to be permanent in nature and does not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars. There are no reclassification adjustments to be reported in periods presented.

2.   BUSINESS COMBINATIONS

     On July 31, 1998, GoodMark Foods, Inc. (GoodMark) merged with ConAgra through an exchange of shares. ConAgra issued approximately 7.8 million shares of common stock for all outstanding shares of GoodMark. On July 31, 1998, Fernando's Foods Corporation (Fernando's) merged with ConAgra through an exchange of shares. ConAgra issued approximately 1.3 million shares of common stock for all outstanding shares of Fernando's.

     During fiscal 1998, ConAgra completed mergers with Hester Industries, Inc. (Hester) and A.M. Gilardi & Sons, Inc. (Gilardi), exchanging 3.7 million and 3.8 million shares of ConAgra stock, respectively, for all outstanding shares of Hester and Gilardi.

     The above business combinations have been accounted for as poolings of interest. The historical financial statements of the Company have been restated to give effect to the all of the above acquisitions as though the companies had operated together from the beginning of the earliest period presented.

                         CONAGRA, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THIRTEEN WEEKS ENDED AUGUST 30, 1998
                          (COLUMNAR DATA IN MILLIONS)


     Results of operations of the acquired businesses prior to acquisition date were as follows:

                                                      THIRTEEN
                                                     WEEKS ENDED
                                                      AUGUST 24,
                                                        1997
                                                     -----------
          Net sales                                   $  122.4

          Net income                                  $    8.2

3.   INCOME PER SHARE

     The following table reconciles the income and average share amounts used to compute both basic and diluted income per share:

                                                        THIRTEEN WEEKS ENDED
                                                       -------------------------
                                                       AUGUST 30,     AUGUST 24,
                                                          1998           1997
                                                       ----------     ----------
     INCOME PER SHARE - BASIC
        Net income                                      $  109.3       $  118.3
                                                        --------       --------
                                                        --------       --------

        Weighted average shares outstanding - basic        468.7          465.2
                                                        --------       --------
                                                        --------       --------

     INCOME PER SHARE - DILUTED
        Net income                                      $  109.3       $  118.3
                                                        --------       --------
                                                        --------       --------

        Weighted average shares outstanding - basic        468.7          465.2
        Add shares contingently issuable upon
          exercise of stock options                          6.7           10.8
                                                        --------       --------
        Weighted average shares outstanding - diluted      475.4          476.0
                                                        --------       --------
                                                        --------       --------

4.   INVENTORIES

     The major classes of inventories are as follows:

                                                        AUGUST 30,       MAY 31,      AUGUST 24,
                                                           1998           1998           1997
                                                        ----------     ----------     ----------
     Hedged commodities                                 $  1,152.6     $  1,199.3     $  1,100.9
     Food products and livestock                           1,291.6        1,263.3        1,430.3
     Agricultural chemicals, fertilizer and feed             831.2          581.4          662.1
     Other, principally ingredients and supplies             531.0          496.8          466.8
                                                        ----------     ----------     ----------
                                                        $  3,806.4     $  3,540.8     $  3,660.1
                                                        ----------     ----------     ----------
                                                        ----------     ----------     ----------

                         CONAGRA, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THIRTEEN WEEKS ENDED AUGUST 30, 1998
                          (COLUMNAR DATA IN MILLIONS)


5.   CONTINGENCIES

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

6.   ACQUISITIONS

    On August 17, 1998, ConAgra acquired the Egg Beaters and Tablespreads businesses from Nabisco, Inc. for $400 million. The Tablespreads business manufactures and markets margarine under Parkay, Blue Bonnet, Fleischmann's, Touch of Butter, Chiffon and Move Over Butter brand names. Egg Beaters is an egg alternative product. Annual sales of the combined businesses are approximately $480 million. The acquisition was accounted for as a purchase.

7.   SUBSEQUENT EVENTS

     On October 7, 1998, ConAgra issued $400 million of senior notes with an interest rate of 7.00% due October 1, 2028. The notes were priced at 99.964% of par. On October 9, 1998, ConAgra issued $200 million of senior notes with an interest rate of 5.50% due October 15, 2002. The notes were priced at 99.981% of par. The proceeds of the note issuances were used to reduce short-term debt.

                         CONAGRA, INC. AND SUBSIDIARIES
                         PART I -- FINANCIAL INFORMATION
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and operating results for the periods included in the accompanying consolidated condensed financial statements. Results for the thirteen-week period ended August 30, 1998 are not necessarily indicative of results that may be attained in the future.

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

All prior period results have been restated to give effect to mergers accounted for as poolings of interest.

FINANCIAL CONDITION

ConAgra's earnings are generated principally from its capital investment, which consists of working capital (current assets less current liabilities) plus all noncurrent assets. Capital investment is financed with stockholders' equity, long-term debt and other noncurrent liabilities.

Capital investment increased $55.4 million, or 0.8%, compared to May 31, 1998. Working capital decreased $329.1 million, primarily due to increased short-term borrowings for the Egg Beaters and Tablespreads acquisition. Normal seasonal increases in accounts receivable and inventory were funded by short-term debt.

ConAgra invested $112.2 million in property, plant and equipment and $400 million for business acquisitions in the first quarter of fiscal 1999 compared to $89.3 million in additions to property, plant and equipment in the same quarter of fiscal 1998. Sales of property and businesses totaled $4.9 million in the first quarter of fiscal 1999 versus $136.7 million in the first quarter of fiscal 1998. Depreciation and amortization totaled $120.1 million in the first quarter compared to $110.8 million in the same quarter last year.

The Company's objective is that senior long-term debt normally will not exceed 30 percent of total long-term debt plus equity. This objective was met for all periods presented.

                         CONAGRA, INC. AND SUBSIDIARIES
                         PART I -- FINANCIAL INFORMATION
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPERATING RESULTS

A summary of the period to period increases (decreases) in the principal components of operations is shown below (dollars in millions, except per share amounts).

                                                COMPARISON OF THE PERIODS ENDED
                                              AUGUST 30, 1998 AND AUGUST 24, 1997
                                              -----------------------------------
                                                      DOLLAR         PERCENT
                                                      CHANGE         CHANGE
                                                    --------         ------
Net sales                                           $  220.6           3.5%

Costs and expenses
 Cost of goods sold                                    186.5           3.5
 Selling, administrative and general expenses           45.0           7.3
 Interest expense                                        2.8           3.8
                                                    --------         ------
                                                       234.3           3.9
                                                    --------         ------
Income before income taxes                             (13.7)         (7.2)
Income taxes                                            (4.7)         (6.4)
                                                    --------         ------

Net income                                           $  (9.0)         (7.6)%
                                                    --------         ------
                                                    --------         ------

Income per share - basic                             $  (.02)         (8.0)%
                                                    --------         ------
                                                    --------         ------
Income per share - diluted                           $  (.02)         (8.0)%
                                                    --------         ------
                                                    --------         ------

In ConAgra's Grocery & Diversified Products business segment, operating profit increased 10 percent and sales increased 1 percent in fiscal 1999's first quarter versus fiscal 1998's first quarter. The segment's three business groups all contributed to first quarter operating profit growth. ConAgra Frozen Foods increased unit volumes and operating profit. ConAgra Foodservice Sales Company, which includes Lamb-Weston potato products, had significant operating profit growth. ConAgra Grocery Products, the shelf-stable foods group, raised operating profit supported by Hunt-Wesson's, Golden Valley's and GoodMark's unit volume growth.

In ConAgra's Food Inputs & Ingredients business segment, operating profit increased 13 percent and sales increased 11 percent in fiscal 1999's first quarter versus fiscal 1998's first quarter. ConAgra's major crop inputs business, United Agri Products, enjoyed substantial sales and operating profit growth in fiscal 1999's first quarter. In the ingredients sector, commodity services, international operations and specialty food ingredients achieved operating profit growth, while operating profit was down in grain merchandising and flour milling.

In ConAgra's Refrigerated Foods business segment, operating profit decreased 29 percent and sales were unchanged in fiscal 1999's first quarter versus fiscal 1998's first quarter. Lower pork and beef raw materials prices passed through as lower selling prices constrained segment sales about 4 percent.
The branded packaged meats business increased first quarter unit volumes and operating profit. A recent acquisition contributed to operating profit growth in the cheese and tablespreads business. Poultry products and Australia beef increased operating profit. Pork operating profit was down due to the effect of procurement contracts. The principal cause of the segment's operating profit decline was a sharp drop in U.S. beef processing as excess total protein supply adversely impacted beef industry prices and margins.

                         CONAGRA, INC. AND SUBSIDIARIES
                         PART I -- FINANCIAL INFORMATION
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


In total, ConAgra's fiscal 1999 first quarter net sales were $6.48 billion, up
3.5 percent from $6.26 billion in fiscal 1998's restated first quarter. Gross margins improved to 14.2% of sales, up from 14.1% in the first quarter, fiscal 1998. Selling, administrative and general expenses increased $45 million or 7.3%, primarily relating to expansion of business or marketing of new products. Interest expense was up $2.8 million, as lower interest rates offset the impact of higher borrowing balances. For ConAgra in total, fiscal 1999 first quarter net income was $109.3 million, down 8 percent from $118.3 million in fiscal 1998's restated first quarter. Fiscal 1999 first quarter diluted earnings per share were 23 cents, down 8 percent from 25 cents in fiscal 1998's first quarter as restated for pooling of interests with four businesses that subsequently merged with ConAgra.

YEAR 2000

The Year 2000 ("Y2K") computer software compliance issues affect ConAgra and most companies in the world. Historically, certain computer programs were written using two digits rather than four to define the applicable year. As a result, software may recognize a date using the two digits "00" as 1900 rather than the year 2000. Computer programs that do not recognize the proper date could generate erroneous data or cause systems to fail. ConAgra has established a Y2K project office and has retained an independent consulting group to provide assistance with regard to ConAgra's Y2K compliance. ConAgra's Y2K project covers both traditional computer systems and infrastructure ("IT systems") and computer-based manufacturing, logistical and related systems ("non-IT systems"). The Y2K project has six phases: systems inventory, assessment, renovation, validation, implementation, and contingency planning.

ConAgra operates on a decentralized independent operating company ("IOC") structure. Consequently, the Y2K project efforts may vary by IOC. For IT systems, the status of the project generally ranges from assessment to validation. For non-IT systems, the status of the project generally ranges from assessment to renovation. Based on its assessment of its major information technology systems, ConAgra expects that all necessary modifications and/or replacements will be completed in a timely manner to insure that each IOC's systems are Y2K compliant.

ConAgra's Y2K project also considers the readiness of significant customers and suppliers. ConAgra does not have any suppliers or customers that are material to its operations as a whole. Each IOC is verifying the readiness of suppliers and customers that may be significant for such IOC.

Due to the decentralized IOC structure, there are few IT systems and non-IT systems, the failure of which would have a material effect on ConAgra as a whole. Such material systems include general ledger, payroll, fixed assets and cash management systems. ConAgra's Y2K project includes contingency plans for these systems that involve, among other things, manual workarounds and extra staffing. ConAgra's Y2K project includes the development of a full contingency plan for each IOC and ConAgra presently expects to have such contingency arrangements completed by June 1999.

ConAgra has incurred approximately $10 million of Y2K project expenses to date. Future expenses are expected to include $50 to $60 million of additional costs, plus approximately $10 million of systems initiatives that have been accelerated in connection with the Y2K project. Such cost estimates are based upon presently available information and may change as ConAgra continues with its Y2K project.

                         CONAGRA, INC. AND SUBSIDIARIES
                          PART II -- OTHER INFORMATION


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

  ConAgra issued 1,310,370 shares of its common stock during the first quarter of fiscal 1999 in connection with the acquisition through merger of Fernando's Foods Corporation. The common stock was issued in reliance on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933 and Regulation D thereunder.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  There have been no material changes in the company's market risk during the first quarter ended August 30, 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

  ConAgra's annual meeting of stockholders was held on September 24, 1998. The stockholders elected five directors to serve three-year terms, ratified the appointment of Deloitte & Touche to examine ConAgra's financial statements for fiscal year 1999 and did not approve a stockholder proposal. Voting on these items was as follows:


  1.  Election of Directors
                                                          FOR          WITHHELD

      Mogens C. Bay                                   408,869,925      8,436,312
      Charles M. Harper                               402,301,920     15,004,317
      Carl E. Reichardt                               402,719,786     14,586,451
      Marjorie M. Scardino                            408,833,634      8,472,603
      Kenneth E. Stinson                              408,873,916      8,432,321

  2.  Ratification of Accountants

      FOR:                    414,896,013
      AGAINST:                  1,385,559
      ABSTAIN:                  1,024,665
      BROKER/NON-VOTES:               -0-

  3.  Stockholder Proposal on Employment Reporting

      FOR:                     38,261,343
      AGAINST:                315,664,236
      ABSTAIN:                 12,550,959
      BROKER/NON-VOTES:        50,829,699

ITEM 5.  OTHER INFORMATION

  ConAgra's Board of Directors elected Chief Executive Officer Bruce Rohde as Chairman of ConAgra's Board of Directors on September 24, 1998. Mr. Rohde had been Vice Chairman, President and Chief Executive Officer since September 1997. Mr. Rohde succeeds Philip B. Fletcher, who continues as a member of ConAgra's Board of Directors and became Chairman of the Board's Executive Committee.

                         CONAGRA, INC. AND SUBSIDIARIES
                          PART II -- OTHER INFORMATION


  On September 24, 1998, ConAgra's Board of Directors approved a 14.2% increase in ConAgra's common stock dividend. The Board declared a quarterly common stock cash dividend of 17.85 cents per share payable December 1, 1998 to stockholders of record November 6, 1998. The quarterly dividend previously was 15.625 cents per share. The new indicated annual dividend rate is 71.4 cents per share, up from the previous 62.5 cents per share.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (A)  Exhibits

       12 - Statement regarding computation of ratio of earnings to fixed charges.

  (B)  Reports on Form 8-K

       ConAgra filed a report on Form 8-K dated September 29, 1998 which included consolidated selected financial data, consolidated management's discussion and analysis of financial condition and results of operations, consolidated financial statements and notes thereto, and financial statement schedules, all restated to give effect to mergers accounted for as poolings of interest.


                                        CONAGRA, INC.

                                        By:

                                        /s/ James P. O'Donnell
                                        ----------------------------------
                                        James P. O'Donnell
                                        Executive Vice President,
                                        Chief Financial Officer and
                                        Corporate Secretary

                                        By:

                                        /s/ Kenneth W. DiFonzo
                                        ----------------------------------
                                        Kenneth W. DiFonzo
                                        Senior Vice President and
                                        Controller

Dated this 13th day of October, 1998.

                         CONAGRA, INC. AND SUBSIDIARIES
                                 EXHIBIT INDEX


EXHIBIT        DESCRIPTION                                                 PAGE

  12           Statement regarding computation of ratio of
               earnings to fixed charges                                    15