Form 10-Q
period 1998-11-29
CONAGRA INC /DE/
filed 1999-01-12
CIK 23217

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 29, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                          Commission File Number 1-7275
                --------------------------------------------------
                                  CONAGRA, INC.
               ---------------------------------------------------
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

Yes [X]    No [ ]

Number of shares outstanding of issuer's common stock, as of December 27, 1998 was 489,334,935.


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


--------------------------------------------------------------------------------------------------------------------
                                                          THIRTEEN WEEKS ENDED             TWENTY-SIX WEEKS ENDED
                                                       NOVEMBER 29,    NOVEMBER 23,    NOVEMBER 29,     NOVEMBER 23,
                                                          1998             1997            1998             1997
                                                       ------------    ------------    -------------    ------------
Net sales                                               $   6,404.4    $    6,548.1     $   12,887.8    $   12,810.9

Costs and expenses
  Cost of goods sold                                        5,298.5         5,510.9         10,864.4        10,890.3
  Selling, administrative and general expenses                658.9           609.8          1,322.2         1,228.1
  Interest expense                                             91.0            75.5            167.4           149.1
                                                        -----------    ------------     ------------    ------------
                                                            6,048.4         6,196.2         12,354.0        12,267.5
                                                        -----------    ------------     ------------    ------------
Income before income taxes                                    356.0           351.9            533.8           543.4
Income taxes                                                  137.0           134.7            205.5           207.9
                                                        -----------    ------------     ------------    ------------

Net income                                              $     219.0    $      217.2     $      328.3    $      335.5
                                                       ------------    ------------    -------------    ------------
                                                       ------------    ------------    -------------    ------------

Income per share - basic                                $       .47    $        .47     $        .70    $        .72
                                                       ------------    ------------    -------------    ------------
                                                       ------------    ------------    -------------    ------------

Income per share - diluted                              $       .46    $        .46     $        .69    $        .71
                                                       ------------    ------------    -------------    ------------
                                                       ------------    ------------    -------------    ------------
--------------------------------------------------------------------------------------------------------------------

See notes to the condensed consolidated financial statements.


                                                 CONAGRA, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                          (in millions)
                                                           (unaudited)

--------------------------------------------------------------------------------------------------------------
                                                     THIRTEEN WEEKS ENDED            TWENTY-SIX WEEKS ENDED
                                                 NOVEMBER 29,    NOVEMBER 23,    NOVEMBER 29,     NOVEMBER 23,
                                                     1998            1997            1998             1997
                                                 ------------    ------------    -------------    ------------
Net income                                        $  219.0        $  217.2         $  328.3        $  335.5

Other comprehensive income/(loss):
  Currency translation adjustment                     23.1            (5.0)             5.2           (16.5)
                                                 ------------    ------------    -------------    ------------
Comprehensive income                              $  242.1        $  212.2         $  333.5        $  319.0
                                                 ------------    ------------    -------------    ------------
                                                 ------------    ------------    -------------    ------------
--------------------------------------------------------------------------------------------------------------

See notes to the condensed consolidated financial statements.


                                           CONAGRA, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                  (dollars in millions except per share amount)
                                                    (unaudited)
-------------------------------------------------------------------------------------------------------
ASSETS                                                        NOVEMBER 29,     MAY 31,     NOVEMBER 23,
                                                                  1998          1998           1997
                                                              ------------  ------------   ------------
Current assets
  Cash and cash equivalents                                   $      44.3    $     108.4   $      64.2
  Receivables, less allowance for doubtful accounts
    of $80.6, $68.2 and $79.8                                     2,687.0        1,546.9        2,523.5
  Inventories                                                     4,189.6        3,540.8        4,129.5
  Prepaid expenses                                                  318.7          341.6          390.5
                                                              ------------  ------------   ------------
        Total current assets                                      7,239.6        5,537.7        7,107.7
                                                              ------------  ------------   ------------

Property, plant and equipment                                     6,086.7        5,761.1        5,515.9
  Less accumulated depreciation                                  (2,486.0)      (2,311.4)      (2,201.6)
                                                              ------------  ------------   ------------
      Property, plant and equipment, net                          3,600.7        3,449.7        3,314.3
                                                              ------------  ------------   ------------

Brands, trademarks and goodwill                                   2,640.7        2,391.7        2,403.7
Other assets                                                        465.9          429.4          406.8
                                                              ------------  ------------   ------------
                                                              $  13,946.9    $  11,808.5    $  13,232.5
                                                              ------------  ------------   ------------
                                                              ------------  ------------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Notes payable                                               $   3,432.1    $     858.1    $   3,007.1
  Current installments of long-term debt                             16.4           52.7           78.8
  Accounts payable                                                1,823.9        1,971.0        1,893.5
  Advances on sales                                                 253.9          829.7          245.4
  Other accrued liabilities                                       1,456.0        1,382.2        1,511.5
                                                              ------------  ------------   ------------
        Total current liabilities                                 6,982.3        5,093.7        6,736.3
                                                              ------------  ------------   ------------

Senior long-term debt, excluding current installments             1,854.0        1,753.5        1,662.0
Other noncurrent liabilities                                        784.6          847.3          894.0
Subordinated debt                                                   750.0          750.0          750.0
Preferred securities of subsidiary company                          525.0          525.0          525.0
Common stockholders' equity
  Common stock of $5 par value, authorized 1,200,000,000
    Shares; issued 519,547,668, 519,424,034 and 522,683,194       2,597.7        2,597.1        2,613.4
  Additional paid-in capital                                        350.3          320.0          528.0
  Retained earnings                                               1,507.7        1,337.7        1,276.6
  Foreign currency translation adjustment                           (62.4)         (67.6)         (48.2)
  Less treasury stock, at cost, common
    Shares 30,197,659, 30,011,958 and 34,328,054                   (710.6)        (705.2)        (800.2)
                                                              ------------  ------------   ------------
                                                                  3,682.7        3,482.0        3,569.6
  Less unearned restricted stock and value of 19,168,681,
    21,376,632 and 23,726,267 common shares held
    In Employee Equity Fund                                        (631.7)        (643.0)        (904.4)
                                                              ------------  ------------   ------------
        Total common stockholders' equity                         3,051.0        2,839.0        2,665.2
                                                              ------------  ------------   ------------
                                                              $  13,946.9    $  11,808.5    $  13,232.5
                                                              ------------  ------------   ------------
                                                              ------------  ------------   ------------
-------------------------------------------------------------------------------------------------------

See notes to the condensed consolidated financial statements.


                                           CONAGRA, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (in millions)
                                                    (unaudited)

---------------------------------------------------------------------------------------------------------------
                                                                                      TWENTY-SIX WEEKS ENDED
                                                                                  NOVEMBER 29,     NOVEMBER 23,
                                                                                     1998              1997
                                                                                 ------------      ------------
Cash flows from operating activities
Net income                                                                       $    328.3         $    335.5
  Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation and other amortization                                             210.8              189.6
      Goodwill amortization                                                            34.2               34.9
      Other noncash items (includes nonpension postretirement benefits)                50.0               46.4
      Change in assets and liabilities before effects
        from business acquisitions                                                 (2,494.7)          (2,521.8)
                                                                                 ------------      ------------
         Net cash flows from operating activities                                  (1,871.4)          (1,915.4)
                                                                                 ------------      ------------

Cash flows from investing activities
  Additions to property, plant and equipment                                         (274.2)            (206.2)
  Payment for business acquisitions                                                  (401.4)               -
  Sale of businesses and property, plant and equipment                                  7.2              140.6
  Notes receivable and other items                                                    (10.6)             (53.2)
                                                                                 ------------      ------------
         Net cash flows from investing activities                                    (679.0)            (118.8)
                                                                                 ------------      ------------

Cash flows from financing activities
  Net short-term borrowings                                                         2,571.5            2,466.2
  Proceeds from issuance of long-term debt                                            595.2              310.8
  Repayment of long-term debt                                                        (532.1)            (553.4)
  Cash dividends paid                                                                (144.7)            (122.4)
  Cash distributions of pooled companies                                               (1.2)              (3.0)
  Treasury stock purchases                                                              -               (145.7)
  Employee Equity Fund stock transactions                                               6.4               28.0
  Other items                                                                          (8.8)              11.0
                                                                                 ------------      ------------
         Net cash flows from financing activities                                   2,486.3            1,991.5
                                                                                 ------------      ------------

Net increase (decrease) in cash and cash equivalents                                  (64.1)             (42.7)
Cash and cash equivalents at beginning of period                                      108.4              106.9
                                                                                 ------------      ------------
Cash and cash equivalents at end of period                                       $     44.3         $     64.2
                                                                                 ------------      ------------
                                                                                 ------------      ------------
---------------------------------------------------------------------------------------------------------------

See notes to the condensed consolidated financial statements.

                         CONAGRA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE TWENTY-SIX WEEKS ENDED NOVEMBER 29, 1998
                           (COLUMNAR DATA IN MILLIONS)

1.   ACCOUNTING POLICIES

     The unaudited interim financial information included herein reflects the adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. Such interim information should be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 8-K dated September 29, 1998.

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

     The above business combinations have been accounted for as poolings of interest. The historical financial statements of the Company have been restated to give effect to all of the above acquisitions as though the companies had operated together from the beginning of the earliest period presented.

                         CONAGRA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE TWENTY-SIX WEEKS ENDED NOVEMBER 29, 1998
                           (COLUMNAR DATA IN MILLIONS)

      Results of operations of the acquired businesses prior to acquisition date were as follows:

                                                                THIRTEEN           TWENTY-SIX
                                                               WEEKS ENDED         WEEKS ENDED
                                                               NOVEMBER 23,        NOVEMBER 23,
                                                                  1997                 1997
                                                               ------------        ------------
          Net sales                                            $  114.5             $  236.9

          Net income                                           $    6.6             $   14.8

3.   INCOME PER SHARE

     The following table reconciles the income and average share amounts used to compute both basic and diluted income per share:

                                                                THIRTEEN WEEKS ENDED       TWENTY-SIX WEEKS ENDED
                                                               -----------------------     -----------------------
                                                               NOV. 29,      NOV. 23,      NOV. 29,      NOV. 23,
                                                                 1998          1997          1998          1997
                                                               ---------     ---------     ---------    ----------
      INCOME PER SHARE - BASIC
        Net income                                             $   219.0     $   217.2     $   328.3     $   335.5
                                                               ---------     ---------     ---------    ----------
                                                               ---------     ---------     ---------    ----------

        Weighted average shares outstanding - basic                469.8         464.0         469.3         464.6
                                                               ---------     ---------     ---------    ----------
                                                               ---------     ---------     ---------    ----------

      INCOME PER SHARE - DILUTED
        Net income                                             $   219.0     $   217.2     $   328.3     $   335.5
                                                               ---------     ---------     ---------    ----------
                                                               ---------     ---------     ---------    ----------

        Weighted average shares outstanding - basic                469.8         464.0         469.3         464.6
        Add shares contingently issuable upon
          exercise of stock options                                  7.1          10.5           6.8          10.7
                                                               ---------     ---------     ---------    ----------
        Weighted average shares outstanding - diluted              476.9         474.5         476.1         475.3
                                                               ---------     ---------     ---------    ----------
                                                               ---------     ---------     ---------    ----------

4.   INVENTORIES

     The major classes of inventories are as follows:

                                                                 NOV. 29,         MAY 31,        NOV. 23,
                                                                   1998            1998            1997
                                                                ----------       ---------      -----------
     Hedged commodities                                         $  1,531.3       $  1,199.3      $  1,454.8
     Food products and livestock                                   1,271.8          1,263.3         1,480.9
     Agricultural chemicals, fertilizer and feed                     660.8            581.4           539.7
     Other, principally ingredients and supplies                     725.7            496.8           654.1
                                                                ----------       ----------     -----------
                                                                $  4,189.6       $  3,540.8      $  4,129.5
                                                                ----------       ----------     -----------
                                                                ----------       ----------     -----------

                         CONAGRA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE TWENTY-SIX WEEKS ENDED NOVEMBER 29, 1998
                           (COLUMNAR DATA IN MILLIONS)

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

Following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and operating results for the periods included in the accompanying condensed consolidated financial statements. Results for the thirteen and twenty-six week periods ended
November 29, 1998 are not necessarily indicative of results that may be attained in the future.

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

All prior period results have been restated to give effect to mergers accounted for as poolings of interest. See Note 2 above.

FINANCIAL CONDITION

ConAgra's earnings are generated principally from its capital investment, which consists of working capital (current assets less current liabilities) plus all noncurrent assets. Capital investment is financed with stockholders' equity, long-term debt and other noncurrent liabilities.

Capital investment increased $249.8 million, or 3.7%, compared to May 31, 1998. Working capital decreased $186.7 million, and noncurrent assets increased $436.5 million. The decrease in working capital was primarily caused by normal seasonal increases in accounts receivable and inventory and was funded by short-term debt. The increase in noncurrent assets was primarily caused by the Egg Beaters and Tablespreads acquisitions.

ConAgra invested $274.2 million in property, plant and equipment and $401.4 million for business acquisitions in the first half of fiscal 1999 compared to $206.2 million in additions to property, plant and equipment in the same half of fiscal 1998. Sales of property and businesses totaled $7.2 million in the first half of fiscal 1999 versus $140.6 million in the first half of fiscal 1998. Depreciation and amortization totaled $245.0 million in the first half compared to $224.5 million in the same half last year.

In the second quarter of fiscal 1999, ConAgra issued $400 million of 7.0% senior notes, due October 1, 2028 and $200 million of 5.5% senior notes, due October 15, 2002. In the first half of fiscal 1999, ConAgra repaid $61 million of senior long-term debt and reduced the amount of short-term borrowings backed by long-term credit agreements and classified as long-term by $471 million. In the first half of fiscal 1998, ConAgra repaid $327 million of senior long-term debt and reduced the amount of short-term borrowings backed by long-term credit agreements and classified as long-term by $226 million. During the first half of fiscal 1998, ConAgra issued $311 million of senior long-term notes, with $300 million issued at 6.70%.

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

                                                        THIRTEEN WEEKS ENDED              TWENTY-SIX WEEKS ENDED
                                                  NOV. 29, 1998 AND NOV. 23, 1997    NOV. 29, 1998 AND NOV. 23, 1997
                                                  -------------------------------    -------------------------------
                                                       DOLLAR           PERCENT          DOLLAR           PERCENT
                                                       CHANGE           CHANGE           CHANGE           CHANGE
                                                     ---------         ---------        ---------         --------
Net sales                                            $  (143.7)           (2.2)%        $    76.9            0.6%

Costs and expenses
  Cost of goods sold                                    (212.4)           (3.9)             (25.9)           (0.2)
  Selling, administrative and general expenses            49.1             8.1               94.1             7.7
  Interest expense                                        15.5            20.5               18.3            12.3
                                                     ---------         -------          ---------         -------
                                                        (147.8)           (2.4)              86.5             0.7
                                                     ---------         -------          ---------         -------
Income before income taxes                                 4.1             1.2               (9.6)           (1.8)
Income taxes                                               2.3             1.7               (2.4)           (1.2)
                                                     ---------         -------          ---------         -------

Net income                                           $     1.8             0.8%         $    (7.2)           (2.1)%
                                                     ---------         -------          ---------         -------
                                                     ---------         -------          ---------         -------

Income per share - basic                             $       -             0.0%          $   (.02)           (2.8)%
                                                     ---------         -------          ---------         -------
                                                     ---------         -------          ---------         -------

Income per share - diluted                           $       -             0.0%          $   (.02)           (2.8)%
                                                     ---------         -------          ---------         -------
                                                     ---------         -------          ---------         -------

In ConAgra's Grocery & Diversified Products business segment, operating profit increased 1.5 percent in the second quarter and 4.5 percent in the first half. Segment sales increased 2 percent in the second quarter and 1 percent in the first half. ConAgra's frozen foods businesses increased unit volumes and operating profit in fiscal 1999's second quarter and first half. In ConAgra Foodservice Sales Company, which includes Lamb-Weston potato products, operating profit was down slightly in the second quarter and up in the first half. ConAgra Grocery Products, the shelf-stable foods group, equaled prior year operating profit in both periods.

In ConAgra's Food Inputs & Ingredients business segment, operating profit was down 16 percent in the second quarter and 3 percent in the first half of fiscal 1999 versus the same periods in fiscal 1998. Segment sales decreased 14 percent in the second quarter and 1 percent in the first half. Business dispositions, lower commodity selling prices and sales reclassification reduced segment sales over 4 percent in both periods. A shift in crop input sales from the second quarter to the first quarter of fiscal 1999 also was a factor in the segment's second quarter sales decline. ConAgra's major crop inputs business, United Agri Products, increased operating profit in fiscal 1999's second quarter and first half. In the ingredients sector, second quarter and first half operating growth in international operations, specialty food ingredients and corn processing was more than offset by a sharp decline in grain merchandising and commodity services operating profit in both periods.

In ConAgra's Refrigerated Foods business segment, operating profit was up 46 percent in the second quarter and 9 percent in the first half of fiscal 1999 versus the same periods in fiscal 1998. Segment sales increased 2 percent in the second quarter and 1 percent in the first half. Net of sales added by acquisitions, lower pork and beef raw materials prices passed through as lower selling prices reduced segment sales nearly 2 percent in the second quarter and over 2 percent in the first half.

                            CONAGRA, INC. AND SUBSIDIARIES
                            PART I - FINANCIAL INFORMATION
                    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The branded packaged meats business increased unit volumes and operating profit in fiscal 1999's second quarter and first half. An acquisition contributed to strong second quarter and first half operating profit growth in the cheese and tablespreads business. Pork products, poultry products and Australia beef raised operating profit in fiscal 1999's second quarter and first half. U.S. beef operating profit was down in both periods, though the year-over-year profit decline in dollars narrowed in the second quarter.

For ConAgra in total, fiscal 1999 second quarter net income was $219.0 million, up 1 percent from $217.2 million in fiscal 1998's restated second quarter, and up 4 percent from $210.6 million before restatement. Fiscal 1999 first half net income was $328.3 million, down 2 percent from $335.5 million in fiscal 1998's restated first half, and up 2 percent from $320.8 million before restatement.

Fiscal 1999 second quarter net sales were $6.40 billion, down 2 percent from $6.55 billion in fiscal 1999's restated second quarter, and down .5 percent from $6.43 billion before restatement. Fiscal 1999 first half net sales were $12.89 billion, up .6 percent from $12.81 billion in fiscal 1998's restated first half, and up 2.5 percent from $12.57 billion before restatement.

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

ConAgra operates on a decentralized independent operating company ("IOC") structure. Consequently, the Y2K project efforts may vary by IOC. For IT systems, the status of the project generally ranges from renovation to implementation. For non-IT systems, the status of the project generally ranges from assessment to implementation. Based on its assessment of its major information technology systems, ConAgra expects that necessary modifications and/or replacements will be completed in a timely manner to insure that each IOC's systems are Y2K compliant.

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

ConAgra has incurred approximately $19 million of Y2K project expenses to date. Future expenses are expected to include $40 to $50 million of additional costs, plus approximately $10 million of systems initiatives that have been accelerated in connection with the Y2K project. Such cost estimates are based upon presently available information and may change as ConAgra continues with its Y2K project.

                         CONAGRA, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the twenty-six weeks ended November 29, 1998. For additional information, refer to pages 6-8 of the Company's report on Form 8-K, dated September 29, 1998.

                         CONAGRA, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     ConAgra previously reported an action filed by the Environmental Protection Agency in March 1996 in Federal District Court in Idaho against the Company as owner and operator of a beef packing plant in Nampa, Idaho seeking civil monetary penalties for alleged violations of the Clean Water Act. The matter was completed with the entry of a consent decree in the second quarter of fiscal 1999, which consent decree provides for the payment of $1 million by the Company and the implementation of certain remediation measures at the Nampa facility.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

     ConAgra issued 94,859 shares of its common stock during the second quarter of fiscal 1999 in connection with the acquisition of Lovette Company, Inc. The common stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D thereunder.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits

          12 - Statement regarding computation of ratio of earnings to fixed charges.

     (B) Reports on Form 8-K

          None


                                        CONAGRA, INC.

                                        By:

                                        /s/ James P. O'Donnell
                                        ---------------------------
                                        James P. O'Donnell
                                        Executive Vice President,
                                        Chief Financial Officer and
                                        Corporate Secretary

                                        By:

                                        /s/ Kenneth W. DiFonzo
                                        --------------------------
                                        Kenneth W. DiFonzo
                                        Senior Vice President and
                                        Corporate Controller

Dated this 12th day of January, 1999.

                         CONAGRA, INC. AND SUBSIDIARIES
                                EXHIBIT INDEX


 EXHIBIT                     DESCRIPTION                             PAGE



   12          Statement regarding computation of ratio of              15
               earnings to fixed charges