Form 10-Q
period 1999-02-28
CONAGRA INC /DE/
filed 1999-04-14
CIK 23217

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1999

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                          Commission File Number 1-7275

-------------------------------------------------------------------------------

                                  CONAGRA, INC.
-------------------------------------------------------------------------------
               (Exact name of registrant, as specified in charter)


              Delaware                                    47-0248710
--------------------------------------------------------------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                     Identification No.)

    One ConAgra Drive, Omaha, Nebraska                 68102-5001
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

Yes    [X]        No   [  ]

Number of shares outstanding of issuer's common stock, as of March 28, 1999 was 488,212,411.

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

--------------------------------------------------------------------------------------------------------------
                                                      THIRTEEN WEEKS ENDED          THIRTY-NINE WEEKS ENDED
                                                   FEBRUARY 28,   FEBRUARY 22,    FEBRUARY 28,    FEBRUARY 22,
                                                      1999           1998             1999            1998
                                                   ------------   ------------    ------------    ------------
Net sales                                          $ 5,693.3      $ 5,468.0       $ 18,581.1      $ 18,278.9
Costs and expenses
  Cost of goods sold                                 4,686.2        4,592.5         15,550.6        15,482.8
  Selling, administrative and general expenses         640.4          581.9          1,962.6         1,810.0
  Interest expense                                      88.0           76.2            255.4           225.3
                                                     -------       --------         --------        --------
                                                     5,414.6        5,250.6         17,768.6        17,518.1
                                                     -------       --------         --------        --------
Income before income taxes                             278.7          217.4            812.5           760.8
Income taxes                                           107.3           83.7            312.8           291.6
                                                     -------       --------         --------        --------
Income before cumulative effect of
   change in accounting                                171.4          133.7            499.7           469.2
Cumulative effect of change in accounting                 --          (14.8)              --           (14.8)
                                                     -------       --------         --------        --------
Net income                                          $  171.4       $  118.9        $   499.7       $   454.4
                                                     -------        -------         --------        --------
                                                     -------        -------         --------        --------
Income per share - basic
  Income before cumulative effect of
   change in accounting                             $   0.36       $   0.29        $    1.06       $    1.01
  Cumulative effect of change in accounting               --          (0.03)              --           (0.03)
                                                     -------        -------         --------        --------
  Net income                                        $   0.36       $   0.26        $    1.06       $    0.98
                                                     -------        -------         --------        --------
                                                     -------        -------         --------        --------

Income per share - diluted
  Income before cumulative effect of
   change in accounting                             $   0.36       $   0.28        $    1.05       $    0.99
  Cumulative effect of change in accounting               --          (0.03)              --           (0.03)
                                                     -------        -------         --------        --------
  Net income                                        $   0.36       $   0.25        $    1.05       $    0.96
                                                     -------        -------         --------        --------
                                                     -------        -------         --------        --------
-------------------------------------------------------------------------------------------------------------


See notes to the condensed consolidated financial statements.

                                        CONAGRA, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                              (in millions)
                                               (unaudited)

-------------------------------------------------------------------------------------------------------------
                                              THIRTEEN WEEKS ENDED        THIRTY-NINE WEEKS ENDED
                                            FEBRUARY 28,   FEBRUARY 22,  FEBRUARY 28,  FEBRUARY 22,
                                               1999           1998          1999           1998
                                            -----------    -----------   ------------  ------------
Net income                                    $171.4         $118.9         $499.7        $454.4

Other comprehensive income/(loss):
  Currency translation adjustment               (4.2)         (11.6)           1.0         (28.1)
                                               -----          -----          -----         -----
Comprehensive income                          $167.2         $107.3         $500.7        $426.3
                                               -----          -----          -----         -----
                                               -----          -----          -----         -----
-------------------------------------------------------------------------------------------------------------

See notes to the condensed consolidated financial statements.

                                       CONAGRA, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                               (dollars in millions except per share amount)
                                                (unaudited)

-------------------------------------------------------------------------------------------------------------
                                                                 FEBRUARY 28,      MAY 31,       FEBRUARY 22,
                                                                    1999            1998            1998
                                                                 -----------     -----------     -----------
ASSETS

Current assets
  Cash and cash equivalents                                      $      22.9     $     108.4     $      44.6
  Receivables, less allowance for doubtful accounts
    of $85.1, $68.2 and $84.7                                        2,447.8         1,546.9         2,220.4
  Inventories                                                        4,008.5         3,540.8         3,955.3
  Prepaid expenses                                                     320.7           341.6           412.5
                                                                 -----------     -----------     -----------
        Total current assets                                         6,799.9         5,537.7         6,632.8
                                                                 -----------     -----------     -----------
Property, plant and equipment                                        6,227.6         5,761.1         5,609.9
  Less accumulated depreciation                                     (2,579.9)       (2,311.4)       (2,286.0)
                                                                 -----------     -----------     -----------
      Property, plant and equipment, net                             3,647.7         3,449.7         3,323.9
                                                                 -----------     -----------     -----------
Brands, trademarks and goodwill                                      2,627.3         2,391.7         2,388.2
Other assets                                                           462.0           429.4           395.0
                                                                 -----------     -----------     -----------
                                                                 $  13,536.9     $  11,808.5     $  12,739.9
                                                                 -----------     -----------     -----------
                                                                 -----------     -----------     -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Notes payable                                                  $   2,653.7     $     858.1     $   2,405.0
  Current installments of long-term debt                                19.2            52.7            80.2
  Accounts payable                                                   2,225.4         1,971.0         2,068.2
  Advances on sales                                                    180.7           829.7           173.5
  Other accrued liabilities                                          1,376.9         1,382.2         1,398.2
                                                                 -----------     -----------     -----------
        Total current liabilities                                    6,455.9         5,093.7         6,125.1
                                                                 -----------     -----------     -----------
Senior long-term debt, excluding current installments                1,888.0         1,753.5         1,708.9
Other noncurrent liabilities                                           787.8           847.3           907.9
Subordinated debt                                                      750.0           750.0           750.0
Preferred securities of subsidiary company                             525.0           525.0           525.0
Common stockholders' equity
  Common stock of $5 par value, authorized 1,200,000,000
    shares; issued 519,621,865, 519,424,034 and 519,174,540          2,598.1         2,597.1         2,595.9
  Additional paid-in capital                                           298.9           320.0           312.1
  Retained earnings                                                  1,595.2         1,337.7         1,237.3
  Foreign currency translation adjustment                              (66.6)          (67.6)          (59.8)
  Less treasury stock, at cost, common
    shares 30,991,229, 30,011,958 and 29,871,431                      (735.5)         (705.2)         (700.7)
                                                                 -----------     -----------     -----------
                                                                     3,690.1         3,482.0         3,384.8
  Less unearned restricted stock and value of 18,089,367,
    21,376,632 and 22,601,229 common shares held
    in Employee Equity Fund                                           (559.9)         (643.0)         (661.8)
                                                                 -----------     -----------     -----------
        Total common stockholders' equity                            3,130.2         2,839.0         2,723.0
                                                                 -----------     -----------     -----------
                                                                 $  13,536.9     $  11,808.5     $  12,739.9
                                                                 -----------     -----------     -----------
                                                                 -----------     -----------     -----------
------------------------------------------------------------------------------------------------------------

See notes to the condensed consolidated financial statements.

                                         CONAGRA, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (in millions)
                                                 (unaudited)

-------------------------------------------------------------------------------------------------------------
                                                                              THIRTY-NINE WEEKS ENDED
                                                                            FEBRUARY 28,   FEBRUARY 22,
                                                                                1999           1998
                                                                             ----------     ----------
Cash flows from operating activities
Net income                                                                   $    499.7     $    454.4
  Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation and other amortization                                         321.1          291.7
      Goodwill amortization                                                        51.7           52.4
      Cumulative effect of change in accounting                                      --           24.0
      Other noncash items (includes nonpension postretirement benefits)            66.1           67.1
      Change in assets and liabilities before effects
        from business acquisitions                                             (1,737.7)      (2,081.1)
                                                                             ----------     ----------
         Net cash flows from operating activities                                (799.1)      (1,191.5)
                                                                             ----------     ----------
Cash flows from investing activities
  Additions to property, plant and equipment                                     (439.9)        (326.4)
  Payment for business acquisitions                                              (401.4)            --
  Sale of businesses and property, plant and equipment                             13.3          141.6
  Notes receivable and other items                                                  4.4          (24.4)
                                                                             ----------     ----------
         Net cash flows from investing activities                                (823.6)        (209.2)
                                                                             ----------     ----------
Cash flows from financing activities
  Net short-term borrowings                                                     1,793.1        1,864.0
  Proceeds from issuance of long-term debt                                        595.2          311.8
  Repayment of long-term debt                                                    (495.9)        (507.0)
  Cash dividends paid                                                            (307.2)        (192.5)
  Cash distributions of pooled companies                                           (1.2)          (3.3)
  Treasury stock purchases                                                        (18.9)        (153.1)
  Employee Equity Fund stock transactions                                           7.0           38.5
  Other items                                                                     (34.9)         (20.0)
                                                                             ----------     ----------
         Net cash flows from financing activities                               1,537.2        1,338.4
                                                                             ----------     ----------
Net change in cash and cash equivalents                                           (85.5)         (62.3)
Cash and cash equivalents at beginning of period                                  108.4          106.9
                                                                             ----------     ----------
Cash and cash equivalents at end of period                                   $     22.9     $     44.6
                                                                             ----------     ----------
                                                                             ----------     ----------
-------------------------------------------------------------------------------------------------------------

See notes to the condensed consolidated financial statements.

                         CONAGRA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THIRTY-NINE WEEKS ENDED FEBRUARY 28, 1999
                           (COLUMNAR DATA IN MILLIONS)

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

                         CONAGRA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THIRTY-NINE WEEKS ENDED FEBRUARY 28, 1999
                           (COLUMNAR DATA IN MILLIONS)

         Results of operations of the acquired businesses prior to acquisition date were as follows:


                                                            THIRTEEN     THIRTY-NINE
                                                           WEEKS ENDED   WEEKS ENDED
                                                           FEBRUARY 22,  FEBRUARY 22,
                                                              1998           1998
                                                           -----------   ------------
         Net sales                                           $  83.0       $  319.9
         Net income (loss)                                   $  (4.9)      $    9.9



3.       INCOME PER SHARE

         The following table reconciles the income and average share amounts used to compute both basic and diluted income per share:


                                                           THIRTEEN WEEKS ENDED  THIRTY-NINE WEEKS ENDED
                                                            FEB. 28,   FEB. 22,     FEB. 28,   FEB. 22,
                                                             1999       1998         1999       1998
                                                            -------    -------      -------    -------
         INCOME PER SHARE - BASIC
           Income before cumulative effect of
             change in accounting                           $ 171.4    $ 133.7      $ 499.7    $ 469.2
           Cumulative effect of change in accounting             --      (14.8)          --      (14.8)
                                                            -------    -------      -------    -------
           Net income                                       $ 171.4    $ 118.9      $ 499.7    $ 454.4
                                                            -------    -------      -------    -------
                                                            -------    -------      -------    -------
           Weighted average shares outstanding - basic        470.8      465.5        469.8      464.9
                                                            -------    -------      -------    -------
                                                            -------    -------      -------    -------
         INCOME PER SHARE - DILUTED
           Income before cumulative effect of
             change in accounting                           $ 171.4    $ 133.7      $ 499.7    $ 469.2
           Cumulative effect of change in accounting             --      (14.8)          --      (14.8)
                                                            -------    -------      -------    -------
           Net income                                       $ 171.4    $ 118.9      $ 499.7    $ 454.4
                                                            -------    -------      -------    -------
                                                            -------    -------      -------    -------
           Weighted average shares outstanding - basic        470.8      465.5        469.8      464.9
             Add shares contingently issuable upon
               exercise of stock options                        7.8        9.7          7.2       10.3
                                                            -------    -------      -------    -------
           Weighted average shares outstanding - diluted      478.6      475.2        477.0      475.2
                                                            -------    -------      -------    -------
                                                            -------    -------      -------    -------


                         CONAGRA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THIRTY-NINE WEEKS ENDED FEBRUARY 28, 1999
                           (COLUMNAR DATA IN MILLIONS)

4.       INVENTORIES

         The major classes of inventories are as follows:


                                                          FEB. 28,    MAY 31,     FEB. 22,
                                                           1999        1998        1998
                                                        ----------  ----------  ----------
         Hedged commodities                             $  1,308.5  $  1,199.3  $  1,346.6
         Food products and livestock                       1,269.6     1,263.3     1,393.2
         Agricultural chemicals, fertilizer and feed         682.1       581.4       596.4
         Other, principally ingredients and supplies         748.3       496.8       619.1
                                                        ----------  ----------  ----------
                                                        $  4,008.5  $  3,540.8  $  3,955.3
                                                        ----------  ----------  ----------
                                                        ----------  ----------  ----------


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

Following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and operating results for the periods included in the accompanying condensed consolidated financial statements. Results for the thirteen and thirty-nine week periods ended February 28, 1999 are not necessarily indicative of results that may be attained in the future.

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

All prior period results have been restated to give effect to mergers accounted for as poolings of interest. See Note 2 to consolidated financial statements.

FINANCIAL CONDITION

ConAgra's earnings are generated principally from its capital investment, which consists of working capital (current assets less current liabilities) plus all noncurrent assets. Capital investment is financed with stockholders' equity, long-term debt and other noncurrent liabilities.

Capital investment increased $366.2 million, or 5.5%, compared to May 31, 1998. Working capital decreased $100.0 million, and noncurrent assets increased $466.2 million. The decrease in working capital was primarily caused by increases in short-term debt used to fund normal seasonal increases in accounts receivable and inventory, as well as acquisitions. The increase in noncurrent assets was primarily caused by the Egg Beaters and Tablespreads acquisitions.

ConAgra invested $439.9 million in property, plant and equipment and $401.4 million for business acquisitions in the thirty-nine week period in fiscal 1999 compared to $326.4 million in additions to property, plant and equipment in the same period in fiscal 1998. Sales of property and businesses totaled $13.3 million in the thirty-nine week period in fiscal 1999 versus $141.6 million in same period in fiscal 1998. Depreciation and amortization totaled $372.8 million in the thirty-nine week period compared to $344.1 million in the same period last year.

In the second quarter of fiscal 1999, ConAgra issued $400 million of 7.0% senior notes, due October 1, 2028 and $200 million of 5.5 % senior notes, due October 15, 2002. In the thirty-nine weeks ending February 28, 1999, ConAgra repaid $61.1 million of senior long-term debt and reduced the amount of short-term borrowings backed by long-term credit agreements and classified as long-term by $434.8 million. In the thirty-nine weeks ending February 22, 1998, ConAgra repaid $331.3 million of senior long-term debt and reduced the amount of short-term borrowings backed by long-term credit agreements and classified as long-term by $175.7 million. During the thirty-nine weeks of fiscal 1998, ConAgra issued $312 million of senior long-term notes, with $300 million issued at 6.70%.

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


                                                                THIRTEEN WEEKS ENDED               THIRTY-NINE WEEKS ENDED
                                                           FEB. 28, 1999 AND FEB. 22, 1998      FEB. 28, 1999 AND FEB. 22, 1998
                                                           -------------------------------      -------------------------------
                                                               DOLLAR        PERCENT                DOLLAR         PERCENT
                                                               CHANGE        CHANGE                 CHANGE         CHANGE
                                                             ----------      -------              ----------       -------
         Net sales                                           $   225.3          4.1%              $   302.2          1.7%
         Costs and expenses
           Cost of goods sold                                     93.7          2.0                    67.8          0.4
           Selling, administrative and general expenses           58.5         10.1                   152.6          8.4
           Interest expense                                       11.8         15.5                    30.1         13.4
                                                             ----------       -----               ----------       -----
                                                                 164.0          3.1                   250.5          1.4
                                                             ----------       -----               ----------       -----
         Income before income taxes                               61.3         28.2                    51.7          6.8
         Income taxes                                             23.6         28.2                    21.2          7.3
                                                             ----------       -----               ----------       -----
         Income before cumulative effect
            of change in accounting                               37.7         28.2                    30.5          6.5
         Cumulative effect of change in accounting                14.8        100.0                    14.8        100.0
                                                             ----------       -----               ----------       -----
         Net income                                          $    52.5         44.2%              $    45.3         10.0%
                                                             ----------       -----               ----------       -----
                                                             ----------       -----               ----------       -----
         Income per share - basic
           Income before cumulative effect
            of change in accounting                          $     0.07        24.1%              $     0.05         5.0%
           Cumulative effect of change in accounting               0.03       100.0                     0.03       100.0
                                                             ----------       -----               ----------       -----
           Net income                                        $     0.10        38.5%              $     0.08         8.2%
                                                             ----------       -----               ----------       -----
                                                             ----------       -----               ----------       -----
         Income per share - diluted
           Income before cumulative effect
            of change in accounting                          $     0.08        28.6%              $     0.06         6.1%
           Cumulative effect of change in accounting               0.03       100.0                     0.03       100.0
                                                             ----------       -----               ----------       -----
           Net income                                        $     0.11        44.0%              $     0.09         9.4%
                                                             ----------       -----               ----------       -----
                                                             ----------       -----               ----------       -----



In ConAgra's Refrigerated Foods business segment, fiscal 1999 third quarter operating profit was up 1,700 percent, versus results in fiscal 1998's third quarter. Fiscal 1999 nine month segment operating profit increased 56 percent versus fiscal 1998's first nine months. Segment sales increased 8 percent in the third quarter and 4 percent through nine months despite the negative effect of lower pork and beef raw materials prices passed through as lower selling prices. The Refrigerated Foods segment's five businesses all increased fiscal 1999 third quarter and nine month operating profit versus the same periods in fiscal 1998. Unit volume growth supported branded packaged meats' operating profit growth. An acquisition contributed to operating profit growth in the cheese and tablespreads business. The beef, pork and poultry businesses rebounded from last year's results, which were depressed by excess industry production and reduced Asian export demand.

In ConAgra's Grocery & Diversified Products business segment, operating profit was up 3 percent in the third quarter and 4 percent in the first nine months of fiscal 1999 versus the same periods in fiscal 1998. Segment sales increased 1 percent in both periods. ConAgra frozen prepared foods boosted unit volumes

                         CONAGRA, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and increased third quarter and nine month operating profit significantly, led by the Gilardi Foods and Pierce Foods businesses. The Lamb-Weston potato products business nearly equaled last year's third quarter operating profit and was ahead through nine months. In shelf-stable foods, operating profit decreased slightly in both periods.

In ConAgra's Food Inputs & Ingredients business segment, operating profit was down 9 percent in the third quarter and 5 percent in the first nine months of fiscal 1999 versus the same periods in fiscal 1998. Segment sales decreased 4 percent in the third quarter and 2 percent through nine months. Business dispositions and lower commodity selling prices reduced segment sales over 3 percent in both periods. ConAgra's major crop inputs business, United Agri Products, increased operating profit in fiscal 1999's third quarter and first nine months. In the ingredients sector, third quarter and nine month operating profit growth in international operations was more than offset by a decline in commodity trading and grain processing operating profit in both periods.

For ConAgra in total, before the accounting change last year, fiscal 1999 third quarter net income increased 28 percent to $171.4 from $133.7 million, and nine month net income increased 6.5 percent to $499.7 million from $469.2 million. Including a provision of $14.8 million after tax for the accounting change for business systems reengineering costs, fiscal 1998 third quarter net income was $118.9 million, and nine month net income was $454.4 million.

Fiscal 1999 third quarter net sales were $5.69 billion, up 4 percent from $5.47 billion in fiscal 1998's third quarter. Fiscal 1999 nine month net sales were $18.58 billion, up 2 percent from $18.28 billion in fiscal 1998's first nine months. Adjusted for business dispositions, acquisitions and lower commodity selling prices, fiscal 1999 nine month sales increased 4 percent versus fiscal 1998's nine month sales. Comparable adjustments had less effect on third quarter sales comparisons.

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

ConAgra operates on a decentralized independent operating company ("IOC") structure. Consequently, the Y2K project efforts may vary by IOC. For IT systems, the status of the project generally ranges from renovation to contingency planning. For non-IT systems, the status of the project generally ranges from assessment to contingency planning. Based on its assessment of its major information technology systems, ConAgra expects that necessary modifications and/or replacements will be completed in a timely manner to insure that each IOC's systems are Y2K compliant.

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

Due to the decentralized IOC structure, there are few IT systems and non-IT systems, the failure of which would have a material effect on ConAgra as a whole. Such material systems include general ledger, payroll, fixed assets and cash management systems. ConAgra's Y2K project includes contingency plans for these systems that involve, among other things, manual workarounds and extra staffing. ConAgra's Y2K project includes the development of a full contingency plan for each IOC and ConAgra presently expects to have such contingency arrangements completed by August 1999.

ConAgra has incurred approximately $32 million of Y2K project expenses to date. Future expenses are expected to include $32 to $42 million of additional costs, plus approximately $6 million of systems initiatives that have been accelerated in connection with the Y2K project. Such cost estimates are based upon presently available information and may change as ConAgra continues with its Y2K project.

                         CONAGRA, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the thirty-nine weeks ended February 28, 1999. For additional information, refer to pages 6-8 of the Company's report on Form 8-K, dated September 29, 1998.

                         CONAGRA, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

         3(ii) - ConAgra Bylaws as amended to date

         12 - Statement regarding computation of ratio of earnings to fixed charges.

(B) Reports on Form 8-K

    None

                                        CONAGRA, INC.

                                        By: /s/ James P. O'Donnell
                                        --------------------------

                                        James P. O'Donnell
                                        Executive Vice President,
                                        Chief Financial Officer
                                        and Corporate Secretary

                                        By: /s/ Jay D. Bolding
                                        ----------------------

                                        Jay D. Bolding
                                        Vice President, Controller

Dated this 14th day of April, 1999.

                         CONAGRA, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX


EXHIBIT                  DESCRIPTION                              PAGE

 3(ii)         Amendment of by-laws                                 16

   12          Statement regarding computation of ratio of          35
               earnings to fixed charges
