Form 10-K405
period 1999-05-30
CONAGRA INC /DE/
filed 1999-08-25
CIK 23217

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
   [x]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 30, 1999
                                               ------------

                                       OR

   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________

                           Commission File No. 1-7275
                                              -------

                                  CONAGRA, INC.
              -----------------------------------------------------
               (Exact name of registrant, as specified in charter)

A Delaware Corporation                                               47-0248710
----------------------                               --------------------------
(State of Incorporation)                             (I.R.S. Employer's Number)

One ConAgra Drive
Omaha, Nebraska                                                      68102-5001
---------------------------------------                              ----------
(Address of principal executive office)                              (Zip Code)

Registrant's telephone number, including area code               (402) 595-4000
                                                                 --------------

Securities Registered Pursuant to Section 12 (b) of the Act:
------------------------------------------------------------

                                                               Name of Exchange
Title of Each Class                                         on Which Registered
-----------------------------                           -----------------------
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
          Yes   X                   No
              -----                    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     X
             -----

At July 30, 1999, 492,366,644 common shares were outstanding. The aggregate market value of the voting common stock of ConAgra, Inc. held by non-affiliates on July 30, 1999, was approximately $12.6 billion.

Documents incorporated by reference are listed on page 2.

                       Documents Incorporated by Reference

1. Portions of Registrant's Annual Report to Stockholders for the fiscal year ended May 30, 1999 are incorporated into Part I, Item 1; Part II, Items 5, 6, 7, 7A and 8; and Part IV, Item 14.

2. Portions of the Registrant's definitive Proxy Statement filed for Registrant's 1999 Annual Meeting of Stockholders are incorporated into
       Part III.

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

b)     Financial Information About Industry Segments

       The Company's businesses are classified into three industry segments:
       Packaged Foods, Refrigerated Foods and Agricultural Products. The contributions of each industry segment to net sales and operating profit, and the identifiable assets attributable to each industry segment are set forth in Note 19 "Business Segments" on pages 57 and 58 of the Company's 1999 Annual Report to Stockholders.

c)     Narrative Description of Business

       The information set forth in the "Business Review" on pages 12 through 31 of the Company's 1999 Annual Report to Stockholders is incorporated herein by reference.

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

       Quality control processes at principal manufacturing locations emphasize applied research and technical services directed at product improvement and quality control. In addition, the Refrigerated Foods and the Packaged Foods segments conduct research activities related to the development of new products.

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

d)     Foreign Operations

       The information set forth in the "Business Review" on pages 12 through 31 of the Company's Annual Report to Stockholders is incorporated herein by reference. The Company is not engaged in material operations in foreign countries, nor are material portions of sales or revenues derived from customers in foreign countries.

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

PACKAGED FOODS

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

     PIERCE FOODS
     Headquarters and sales office in Winchester, Virginia.
     Main processing plant in Moorefield, West Virginia.

     CONAGRA SEAFOOD COMPANIES

         CONAGRA SHRIMP COMPANIES
         Headquarters in Tampa, Florida.
         One seafood processing facility in Tampa, Florida.

         MERIDIAN PRODUCTS
         Headquarters in Santa Fe Springs, California.
         Seafood trading company with facilities in New Jersey, Texas and Washington.

         O'DONNELL-USEN U.S.A.
         Headquarters and sales office in Tampa, Florida.


CONAGRA GROCERY PRODUCTS COMPANIES
Headquarters in Fullerton, California.

     CONAGRA GROCERY PRODUCTS COMPANY
     Headquarters in Fullerton, California.
     Product development facility in Fullerton. 21 manufacturing plants, 12 distribution and customer service centers and over 40 grocery and foodservice sales offices serving the U.S. and Canada:

         CONAGRA GROCERY PRODUCTS COMPANIES INTERNATIONAL

         CONAGRA GROCERY PRODUCTS COMPANY GROCERY BRANDS

         HUNT-WESSON FOODSERVICE COMPANY

         HUNT-WESSON GROCERY PRODUCTS SALES COMPANY

CONAGRA LOCATIONS

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

     GOODMARK FOODS, INC.
     Headquarters in Raleigh, South Carolina
     Manufacturer of branded meat snacks, specialty snacks and other convenient food products, supplying mass-merchandisers, vending machines and grocery, drug, club, convenience and video stores. Plants in North Carolina, Pennsylvania and California.

     ARROW INDUSTRIES, INC.
     Headquarters in Carrollton, Texas
     Food plastics and paper products plants in Texas and Tennessee. A lighter fluid facility in Texas. A plastic bags and wrap plant in Georgia. Charcoal plants in Texas and Arkansas. An aluminum foil products plant in Georgia.


CONAGRA FOODSERVICE COMPANY
Headquarters in Boise, Idaho

     LAMB WESTON, INC.
     Headquarters in Tri-Cities, Washington.
     12 plants in Idaho, Oregon, Washington, Minnesota (50-percent owned), the Netherlands (50-percent owned) and Turkey (50-percent owned). Product development facility in Richland, Washington. International business development center in Boise, Idaho.

     FERNANDO'S FOODS CORPORATION
     Headquarters in Los Angeles, California
     One Mexican food processing facility in California

     CASA DE ORO
     Headquarters in Omaha, Nebraska
     Flour tortilla processing facilities in Nebraska and Kentucky.


DAIRY CASE
Headquarters in Waukesha, Wisconsin

     BEATRICE CHEESE COMPANY
     Headquarters in Waukesha, Wisconsin.
     Eight facilities located in six states include natural and processed cheese manufacturing, direct and indirect retail sales, foodservice sales, cheese importing and aerosol.

     BEATRICE FOODS
     Headquarters in Indianapolis, Indiana
     Three facilities in three states include margarine and egg product manufacturing, direct and indirect retail sales and foodservice sales.

CONAGRA LOCATIONS

REFRIGERATED FOODS

PROCESSED MEATS COMPANIES
Headquarters in Downers Grove, Illinois.

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

         DECKER FOOD COMPANY

         NATIONAL FOODS, INC.

     TEXAS SIGNATURE FOODS
     Headquarters in Lufkin, Texas.
     Processing, sales and distribution facilities in Texas.

     COOK FAMILY FOODS, LTD.
     Headquarters in Lincoln, Nebraska.
     Three plants in Nebraska, Kentucky and Missouri.

CONAGRA BEEF COMPANIES
Headquarters in Greeley, Colorado

     AUSTRALIA MEAT HOLDINGS PTY LTD.
     Headquarters in Dinmore, Australia.
     Eight plants and feedlots in Australia.

     CONAGRA CATTLE FEEDING COMPANY
     Headquarters in Greeley, Colorado.
     Three feedlots in Colorado.

     CONAGRA REFRIGERATED FOODS INTERNATIONAL SALES CORPORATION
     Headquarters in Greeley, Colorado.

     E. A. MILLER, INC.
     Headquarters in Hyrum, Utah.
     Processing facilities in Utah and a feedlot in Idaho.

     MONFORT BEEF AND LAMB COMPANY
     Headquarters in Greeley, Colorado.
     Ten plants in Colorado, Kansas, Nebraska, Texas and Indiana.

     MONFORT FOOD DISTRIBUTION CO.
     Headquarters in Greeley, Colorado.
     Eight sales and distribution branches in seven states.

     MONFORT FRESH MEATS COMPANY
     Headquarters in Greeley, Colorado.
     Four plants in Idaho, Nebraska, and Alabama.

CONAGRA LOCATIONS

CONAGRA POULTRY COMPANY
Headquarters in Duluth, Georgia.

     CONAGRA BROILER COMPANY
     Headquarters in Duluth, Georgia.
     Eight broiler growing and processing divisions in Alabama, Arkansas, Georgia, Louisiana and Puerto Rico. Two further processing cookplants in West Virginia and Louisiana.

     PROFESSIONAL FOOD SYSTEMS
     Headquarters in El Dorado, Arkansas.
     16 sales and distribution units in 12 states.

SWIFT & COMPANY
Headquarters in Greeley, Colorado.
Three pork processing plants in Iowa, Minnesota and Kentucky. Three further processing plants in Illinois, Florida and California.


AGRICULTURAL PRODUCTS

CONAGRA AGRI-PRODUCTS COMPANIES
Headquarters in Greeley, Colorado.

     UNITED AGRI PRODUCTS
     Headquarters in Greeley, Colorado.
     Over 500 field sales, administration, warehouse, rail, formulation and joint venture locations in the United States, Canada, United Kingdom, Mexico, South Africa, Chile, Bolivia, Ecuador, Argentina, France, Peru, Hong Kong, Taiwan and Zimbabwe. Businesses are involved with crop protection products, seed, liquid and dry fertilizer operations and one terminal facility.

AGRICULTURAL TRADING & PROCESSING COMPANIES
Headquarters in Omaha, Nebraska.

     CONAGRA TRADE GROUP
     Headquarters in Omaha, Nebraska.

         AGRICULTURAL DIVISION
         Headquarters in Omaha, Nebraska.
         The Agricultural Division consists of a North American network of grain merchandising offices and over 90 elevators, river loading facilities, export elevators and barges. One joint venture operating an export facility in the United States. D.R. Johnston, an international trading company, operates in Australia, Singapore and New Zealand.

         COMMODITY SERVICES
         Headquarters in Omaha, Nebraska.
         Soft Commodities Division and ConAgra Energy Services in Omaha, Nebraska and a protein trading operation in Bremen, Germany.

     KBC TRADING AND PROCESSING COMPANY
     Headquarters in Stockton, California.
     Operates over 40 facilities processing edible beans in nine states and South America and one walnut processing facility in California.

CONAGRA LOCATIONS

     CONAGRA FLOUR MILLING COMPANY
     Headquarters in Omaha, Nebraska.
     25 flour mills in 14 states. Eight country elevators in South Dakota. One joint venture flour mill and one joint venture elevator in the U.S.

     INTERNATIONAL
     Headquarters in Omaha, Nebraska.
     Trading operations in four countries doing business as BDR Agriculture Ltd. and J.F. Braun. Wool processing plant in Australia. Poultry, animal feed and processed meat facilities in Portugal and feed plants in Spain. Four malt joint ventures with barley malting facilities in the United States, Canada, Australia, the United Kingdom and China. A food products distribution joint venture in Mexico doing business as Verde Valle. A flour mill, dry corn mill and grain trading in Puerto Rico, doing business as Molinos de Puerto Rico. ITC Agro-Tech is an edible oil processing and grain trading joint venture in India. International fertilizer trading operations headquartered in Savannah, Georgia. Joint venture oilseed processing plant in Argentina, doing business as Pecom Agra.

     OATS/CORN
     Headquarters in Omaha, Nebraska.
     Corn merchandising and processing facilities in Kansas and Bremen, Germany. Two oat processing facilities in Nebraska and Canada. Two grain elevators in Minnesota and Wisconsin. Two joint ventures, one specialty processing facility in Minnesota and one oat processing facility in the United Kingdom.

     SERGEANT'S PET PRODUCTS COMPANY
     Headquarters in Omaha, Nebraska.
     Distribution centers in Tennessee, Colorado and Canada.

     UNITED SPECIALTY FOOD INGREDIENTS COMPANIES
     Headquarters in Glendale Heights, Illinois.
     Two food processing plants and a research and development facility in Kentucky. A dehydrated food ingredients plant and animal feed ingredients plant in Minnesota. A dehydrated food ingredients plant in Wisconsin. A spice plant and research and development facility in Illinois and seasoning plants in Michigan and New Jersey, with supporting research and development facilities. Flavorings plants in New Jersey and Utah. Food ingredients distribution business headquartered in Iowa with distribution centers in Texas, Illinois and Colorado. A distributor of supplies and equipment for the food processing industry in Texas. Chili products plants located in California (two), New Mexico, and Santiago, Chile, with a research and development facility in California. A specialty marketing business with processed eggs, Mexican food products, and food oils business headquartered in Texas. Two garlic and onion dehydration and processing facilities with a supporting research and development facility in California and plants in Nevada and Oregon.

ITEM 3.  LEGAL PROCEEDINGS

In fiscal 1991, ConAgra acquired Beatrice Company ("Beatrice"). As a result of the acquisition and the significant pre-acquisition contingencies of the Beatrice businesses and its former subsidiaries, the consolidated post-acquisition financial statements of ConAgra reflect significant liabilities associated with the estimated resolution of these contingencies.

Beatrice also is engaged in various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by ConAgra. The environmental proceedings include litigation and administrative proceedings involving Beatrice's status as a potentially responsible party at 44 Superfund, proposed Superfund or state-equivalent sites. Beatrice has paid or is in the process of paying its liability share at 41 of these sites. Substantial reserves for these matters have been established based on the Company's best estimate of its undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not applicable.

                    EXECUTIVE OFFICERS OF THE REGISTRANT AS OF AUGUST 25, 1999


                                                                                                 Year Assumed
Name                         Title & Capacity                                          Age      Present Office
----                         ----------------                                          ---      --------------
Bruce C. Rohde               President and Chief Executive Officer                      50           1997

Jay D. Bolding               Vice President and Controller                              39           1999

Kenneth W. DiFonzo           Senior Vice President, Profit Improvement                  47           1999

Kenneth W. Gerhardt          Senior Vice President and Chief Information Officer        49           1998

Dwight J. Goslee             Senior Vice President, Mergers and Acquisitions            49           1997

Owen C. Johnson              Senior Vice President, Human Resources
                             and Administration                                         53           1998

Thomas L. Manuel             President and Chief Operating Officer, ConAgra
                             Trading and Processing Companies                           52           1994

Timothy P. McMahon           Senior Vice President, Sales and
                             Marketing Development                                      45           1998

James P. O'Donnell           Executive Vice President, Chief
                             Financial Officer and Corporate Secretary                  51           1997

James T. Smith               President and Chief Operating Officer,
                             ConAgra Frozen Prepared Foods                              51           1998

The foregoing have held executive officer positions with ConAgra for the past five years, except as follows:

Bruce C. Rohde became Vice Chairman of the Board and President in August 1996 and was named President and Chief Executive Officer in September 1997. He previously had been ConAgra's general counsel since 1984. He was president of the Omaha-based law firm McGrath, North, Mullin & Kratz, P.C. from 1984 to 1996.

Jay D. Bolding joined ConAgra in 1997 as Vice President, Business Processes and Financial Analysis. He was Vice President, Chief Financial Officer and Treasurer of Allen & O'Hara, Inc., a construction and property management company from 1995 to 1997. Prior to that, he spent 14 years with KPMG Peat Marwick, in various positions including senior manager. He was named to his current position in May 1999.

Kenneth W. Gerhardt was Senior Vice President and Chief Information Officer of Ameriserve Distribution, Inc. from 1997 to 1998. Prior to 1997, he worked for Pepsico, Inc. in various capacities, including Vice President and Chief Information Officer for Pepsico Food Services from 1996 to 1997; Senior Director, Information Technology for Pepsi Cola North American from 1994 to 1996; and Senior Director, Corporate Systems for Pizza Hut, Inc. from 1991 to 1994. He joined ConAgra in March 1998.

Owen C. Johnson was Senior Vice President, Human Resources, Corporate Communications and Administration of Northern Indiana Power Corporation from 1990 to 1998. He joined ConAgra in his current position in June 1998.

Timothy P. McMahon was Vice President, Marketing for ConAgra Trading and Processing Companies from June 1997 to October 1997. Prior to that, he was President of McMahon Marketing Communications Company for ten years. He became Senior Vice President, Corporate Marketing Development in October 1997 and was named to his current position in 1998.

James T. Smith joined ConAgra as President of ConAgra Frozen Foods in 1993 and was named to his current position in 1998.

            OTHER SIGNIFICANT EMPLOYEES OF THE REGISTRANT AS OF AUGUST 25, 1999


                                                                                                Year Assumed
Name                         Title & Capacity                                          Age     Present Office
-----                        ----------------                                          ----    ---------------
J. Charles Blue              President and Chief Operating Officer,
                             ConAgra Agri-Products Companies                            60         1998

Raymond J. De Riggi          President and Chief Operating Officer,
                             ConAgra Grocery Products Companies                         51         1998

Timothy M. Harris            President and Chief Operating Officer, ConAgra
                             Refrigerated Prepared Foods                                43         1997

Richard A. Porter            Chairman, Lamb Weston and President and
                             Chief Operating Officer,
                             ConAgra Foodservice Company                                50         1998

John S. Simons               President and Chief Operating Officer,
                             ConAgra Beef Companies                                     38         1999

Kevin W. Tourangeau          Senior Vice President, Operational Effectiveness           47         1999

Michael D. Walter            Senior Vice President, Commodity Procurement
                             and Customer Risk Management                               50         1996

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

Richard A. Porter was President of Lamb Weston, Inc. from 1990 to 1998. He was named to his current position in June 1998.

John S. Simons was Vice President, Red Meat Business Development with Excel, Inc. (owned by Cargill, Inc.) from 1996 to 1999. He was Vice President and General Manager, Canada for Excel from 1993 to 1996. Prior to that, he held the position of Business Analyst with Cargill, Inc. He was named to his current position in May 1999.

Kevin W. Tourangeau founded Randol Management Consultants in 1988, working with major corporations, including ConAgra, to improve operations and profitability. He joined ConAgra in his current position in March 1999.

Michael D. Walter joined ConAgra in 1989 as President of ConAgra Specialty Grain Products Company. He was named to his current position in October 1996.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ConAgra's common stock is listed on the New York Stock Exchange. Ticker symbol:
CAG. At the end of fiscal 1999, 488.2 million shares of common stock were outstanding, including 17.2 million shares held in the company's Employee Equity Fund. There were 36,000 shareholders of record, 30,000 holders via ConAgra's 401(k) plan for employees and more than 140,000 "street-name" beneficial holders whose shares are held in names other than their own. During fiscal 1999, 320 million shares were traded, a daily average of about 1.3 million shares.

Quarterly information is incorporated herein by reference to Note 20 "Quarterly Results (Unaudited)" on page 59 of the Company's 1999 Annual Report to Stockholders.

ITEM 6.    SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data for the company for each of the five fiscal years 1995 through 1999. All amounts are in millions except per share data. Fiscal years 1995 through 1998 have been restated to give effect to acquisitions accounted for as poolings of interest. Prior years per share amounts have been adjusted to reflect the two-for-one stock split which was effective October 1, 1997.

FOR THE FISCAL YEARS ENDED MAY                    1999              1998              1997             1996              1995
For the Year
Net sales                                   $ 24,594.3        $ 24,219.5        $ 24,445.2       $ 24,321.3        $ 23,829.8
After-tax income from continuing
  operations and before cumulative
  effect of changes in accounting                358.4*            641.8             637.9            211.8**           512.2
Net income                                       358.4*            627.0             637.9            211.8**           512.2
Basic income per share
  Continuing operations and before
   cumulative effect of changes
   in accounting                                 $ .76*           $ 1.38             $1.36            $ .43**           $1.04
  Net income                                     $ .76*           $ 1.35             $1.36            $ .43**           $1.04
Diluted income per share
  Continuing operations and before
   cumulative effect of changes
   in accounting                                 $ .75*           $ 1.35             $1.34            $ .43**           $1.02
  Net income                                     $ .75*           $ 1.32             $1.34            $ .43**           $1.02
Cash dividends declared per
  share of common stock                        $ .6918           $ .6050           $ .5275          $ .4600            $.4013

At Year End
Total assets                                $ 12,146.1        $ 11,808.5        $ 11,451.8       $ 11,364.2        $ 10,969.2
Senior long-term
  debt (noncurrent)                            1,793.1           1,753.5           1,628.5          1,536.3           1,801.5
Subordinated long-term
  debt (noncurrent)                              750.0             750.0             750.0            750.0             750.0
Preferred securities of
  subsidiary company                             525.0             525.0             525.0            525.0             525.0
Redeemable preferred stock                        --                --                --               --               354.9


* 1999 amounts include non-recurring charges: before tax, $440.8 million; after tax, $337.9 million. Excluding the charges, basic income per share was $1.48 and diluted income per share was $1.46.

** 1996 amounts include non-recurring charges: before tax, $507.8 million; after tax, $356.3 million. Excluding the charges, basic income per share was $1.19 and diluted income per share was $1.17.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated herein by reference to "Management's Discussion & Analysis" on pages 36 through 42 of the Company's 1999 Annual Report to Stockholders.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated herein by reference to the subsection "Market Risk" in "Management's Discussion & Analysis" on pages 38 through 40 of the Company's 1999 Annual Report to Stockholders.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of ConAgra, Inc. and Subsidiaries and Independent Auditors' Report set forth on pages 43 through 60 of the Company's 1999 Annual Report to Stockholders are incorporated herein by reference:

           Consolidated Statements of Earnings - Years ended May 30, 1999, May 31, 1998 and May 25, 1997

           Consolidated Statements of Comprehensive Income - Years ended May 30, 1999, May 31, 1998 and May 25, 1997

           Consolidated Balance Sheets - May 30, 1999 and May 31, 1998

           Consolidated Statements of Common Stockholders' Equity - Years ended May 30, 1999, May 31, 1998 and May 25, 1997

           Consolidated Statements of Cash Flows - Years ended May 30, 1999, May 31, 1998 and May 25, 1997

           Notes to Consolidated Financial Statements

           The supplementary data regarding quarterly results of operations set forth in Note 20 "Quarterly Results (Unaudited)" on page 59 of the Company's 1999 Annual Report to Stockholders is incorporated herein by reference.

           Independent Auditors' Report

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to "Board of Directors and Election" on pages 3 through 4 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on September 23, 1999. Information concerning all Executive Officers of the Company is included in Part I above.

ITEM 11.   EXECUTIVE COMPENSATION

Incorporated herein by reference to (i) "Executive Compensation" through "Benefit Plans Retirement Programs" on pages 6 through 10 of the Company's Proxy Statement, and (ii) information on director compensation on pages 4 and 5 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on September 23, 1999.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to "Voting Securities and Ownership by Certain Beneficial Owners" and "Voting Securities Owned by Executive Officers and Directors" on page 2 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on September 23, 1999.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to (i) the last three paragraphs of "Directors' Meetings and Compensation" on page 5 of the Company's Proxy Statement, and (ii) the last paragraph of "Benefit Plans Retirement Programs" on page 10 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on September 23, 1999.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)     List of documents filed as part of this report:

       1.  Financial Statements

           All financial statements of the company as set forth under Item 8 of this report on Form 10-K.

       2.  Financial Statement Schedules

           Schedule                                                      Page
           Number         Description                                   Number
           ------         -----------                                   -------
             II           Valuation and Qualifying Accounts                16

           All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements, notes thereto, or the Management's Discussion & Analysis section of the Company's 1999 Annual Report to Stockholders.

           Separate financial statements of the registrant have been omitted because the registrant meets the requirements permitting omission.

       3.  Exhibits

           All exhibits as set forth on the Exhibit Index, which is incorporated herein by reference.

b)     Reports on Form 8-K

       The Company filed a report on Form 8-K dated May 13, 1999 reporting a major restructuring and other initiatives (described in the documents incorporated by reference in this 10-K report).

                                                                     Schedule II

                         CONAGRA, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

     For the Fiscal Years ended May 30, 1999, May 31, 1998 and May 25, 1997

                                  (in millions)

                                                               Additions
                                   Balance at         ------------------------        Deductions        Balance at
                                   Beginning           Charged                           from            Close of
Description                        of Period          to Income       Other            Reserves            Period
-----------                        ---------          ----------      -----            ---------        ----------
Year ended May 30, 1999:
  Allowance for doubtful
     receivables                      $68.2               29.9        .2(2)             38.3(1)           $60.0

Year ended May 31, 1998:
  Allowance for doubtful
     receivables                      $67.9               29.1        .4(2)             29.2(1)           $68.2

Year ended May 25, 1997:
  Allowance for doubtful
     receivables                      $52.6               39.4        .1(2)             24.2(1)           $67.9
  Valuation reserve related
     to restructuring                $235.8                  -            -            235.8(3)               -


(1)  Bad debts charged off, less recoveries.
(2) Primarily reserve accounts of acquired businesses less reserve accounts of divested businesses and foreign currency translation adjustments.
(3)  Assets written-off to valuation reserve.

INDEPENDENT AUDITORS' REPORT


The Stockholders and Board of Directors
ConAgra, Inc.
Omaha, Nebraska

We have audited the consolidated financial statements of ConAgra, Inc. and subsidiaries as of May 30, 1999 and May 31, 1998, and for each of the three years in the period ended May 30, 1999, and have issued our report thereon dated July 9, 1999; such financial statements and report are included in your 1999 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of ConAgra, Inc. and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP


DELOITTE & TOUCHE LLP


Omaha, Nebraska
July 9, 1999

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, ConAgra, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of August, 1999.

                  CONAGRA, INC.

                  /s/ Bruce C. Rohde

                  ------------------------------------------------------
                  Bruce C. Rohde
                  President and Chief Executive Officer

                  /s/ James P. O'Donnell

                  ------------------------------------------------------
                  James P. O'Donnell
                  Executive Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)

                  /s/ Jay D. Bolding

                  ------------------------------------------------------
                  Jay D. Bolding
                  Vice President and Controller
                  (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of August, 1999.

/s/ Bruce C. Rohde
------------------------------------    Director
Bruce C. Rohde

Mogens C. Bay*                          Director
Philip B. Fletcher*                     Director
Charles M. Harper*                      Director
Robert A. Krane*                        Director
Carl E. Reichardt*                      Director
Ronald W. Roskens*                      Director
Marjorie M. Scardino*                   Director
Walter Scott, Jr.*                      Director
Kenneth E. Stinson*                     Director
Thomas R. Williams*                     Director
Clayton K. Yeutter*                     Director

* Bruce C. Rohde, by signing his name hereto, signs this Annual Report on behalf of each person indicated. A Power-of-Attorney authorizing Bruce C. Rohde to sign this Annual Report on Form 10-K on behalf of each of the indicated Directors of ConAgra, Inc. has been filed herein as Exhibit 24.

                               By:      /s/ Bruce C. Rohde

                                       --------------------------------------
                                        Bruce C. Rohde
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

  3.2 ConAgra's Bylaws, as amended, incorporated herein by reference to ConAgra's quarterly report on Form 10-Q for the quarter ended
            February 28, 1999.

  4.1 Rights Agreement dated as of July 12, 1996, incorporated herein by reference to ConAgra's current report on Form 8-K dated July 12, 1996.

  4.2       Certificate of Adjustment dated October 1, 1997 to Rights
            Agreement, incorporated herein by reference to ConAgra's quarterly report on Form 10-Q for the quarter ended August 24, 1997.

  4.3 Amendment to Rights Agreement dated as of July 10, 1998, incorporated herein by reference to Exhibit 4.3 of ConAgra's annual report on Form 10-K for the fiscal year ended May 31, 1998.

  4.4       Form of documents establishing Series A, Series B and Series C
            Preferred Securities of Conagra Capital, L.L.C., incorporated herein by reference to Exhibit 4.8 and Exhibit 4.14 of ConAgra's registration on Form S-3 (033-56973).

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

 10.3 Form of Employment Agreement between ConAgra and its executive officers, incorporated herein by reference to Exhibit 10.3 of ConAgra's annual report on Form 10-K for the fiscal year ended May
            31, 1998.

 10.4 ConAgra's Employee Flexible Bonus Payment Plan, incorporated herein by reference to Exhibit 10.4 of ConAgra's annual report on Form 10-K for the fiscal year ended May 25, 1997.

Number      Description                                                                          Page No.
------      -----------                                                                          --------
 10.5       ConAgra's 1985 Stock Option Plan, with amendments thereto
            incorporated herein by reference to Exhibit 10.5 of ConAgra's annual report on Form 10-K for the fiscal year ended May 25, 1997.

 10.6       ConAgra Non-Qualified CRISP Plan.                                                         23

 10.7       ConAgra Non-Qualified Pension Plan, and First
            Amendment thereto.                                                                        27

 10.8       ConAgra Supplemental Pension and CRISP Plan for
            Change of Control.                                                                        35

 10.9       ConAgra Incentives and Deferred Compensation
            Change of Control Plan.                                                                   40

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

10.14       Third Amendment to the ConAgra Directors' Unfunded Deferred
            Compensation Plan, incorporated herein by reference to Exhibit
            10.14 of ConAgra's annual report on Form 10-K for the fiscal year ended May 31, 1998.

10.15       ConAgra Employee Equity Fund Trust Agreement, with Stock Purchase
            Agreement and Revolving Promissory Note executed in connection therewith, incorporated herein by reference to Exhibit 10.14 of ConAgra's annual report on Form 10-K for the fiscal year ended
            May 25, 1997.

Number      Description                                                                          Page No.
-------     -----------                                                                          --------
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

10.19       Amendment dated February 16, 1998 to Bruce C. Rohde Employment
            Contract, incorporated herein by reference to Exhibit 10.19 of ConAgra's annual report on Form 10-K for the fiscal year ended May
            31, 1998

10.20 C. M. Harper Deferred Compensation Agreement dated March 15, 1976, incorporated herein by reference to Exhibit 10.20 of ConAgra's annual report on Form 10-K for the fiscal year ended May 31, 1998

10.21       ConAgra Executive Incentive Plan.                                                         44

12          Statement regarding computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and
            preferred stock dividends                                                                 46

13          Pages 12 through 33 and pages 36 through 60 of ConAgra, Inc.'s
            Annual Report to Stockholders for the fiscal year ended May 30,
            1999, portions of which are incorporated herein by reference.
            Those portions of ConAgra, Inc.'s Annual Report to Stockholders that are not incorporated herein by reference shall not be deemed
            to be filed as a part of this Report.                                                     47

 21         Subsidiaries of ConAgra                                                                  113

 23         Consent of Deloitte & Touche LLP                                                         117

 24         Powers of Attorney                                                                       118

Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to ConAgra's long-term debt are not filed with this Form 10-K. ConAgra will furnish a copy of any such long-term debt agreement to the Securities and Exchange Commission upon request.

Except for those portions of ConAgra, Inc.'s Annual Report to Stockholders for its fiscal year ended May 30, 1999 (such portions filed hereto as Exhibit 13) specifically incorporated by reference in the report on Form 10-K, such annual report is furnished solely for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of this filing.

Items 10.1 through 10.21 are management contracts or compensatory plans filed as exhibits pursuant to Item 14(c) of Form 10-K.