Form 10-Q
period 1999-08-29
CONAGRA INC /DE/
filed 1999-10-12
CIK 23217

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 29, 1999

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

Yes    [X]        No   [  ]

Number of shares outstanding of issuer's common stock, as of September 26, 1999 was 523,928,351.

                         PART I - FINANCIAL INFORMATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                         CONAGRA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                     (in millions except per share amounts)
                                   (unaudited)

------------------------------------------------------------------------------------
                                                            THIRTEEN WEEKS ENDED
                                                          AUGUST 29,      AUGUST 30,
                                                            1999             1998
                                                         -----------     -----------
Net sales                                                $   6,593.6     $   6,483.4

Costs and expenses
  Cost of goods sold (1)                                     5,617.4         5,565.9
  Selling, administrative and general expenses (1)             732.3           663.3
  Interest expense                                              76.2            76.4
  Non-recurring charges (1)                                      3.5               -
                                                         -----------     -----------
                                                             6,429.4         6,305.6
                                                         -----------     -----------

Income before income taxes                                     164.2           177.8
Income taxes                                                    62.4            68.5
                                                         -----------     -----------

Net income                                               $     101.8     $     109.3
                                                         ===========     ===========

Income per share - basic                                 $       .22     $       .23
                                                         ===========     ===========

Income per share - diluted                               $       .21     $       .23
                                                         ===========     ===========

------------------------------------------------------------------------------------


(1) Non-recurring charges reflect $3.5 million related to restructuring activities. Other restructuring-related items include accelerated depreciation of $31.0 million included in cost of goods sold, inventory markdowns of $8.6 million included in cost of goods sold and $4.0 million of accelerated depreciation included in selling, administrative and general expenses.

See notes to the condensed consolidated financial statements.

                         CONAGRA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (in millions)
                                   (unaudited)

-------------------------------------------------------------------------
                                                 THIRTEEN WEEKS ENDED
                                               AUGUST 29,      AUGUST 30,
                                                  1999            1998
                                              -----------     -----------
Net income                                    $     101.8     $     109.3

Other comprehensive loss:
  Currency translation adjustment                    (6.5)          (17.9)
                                              -----------     -----------

Comprehensive income                          $      95.3     $      91.4
                                              ===========     ===========

-------------------------------------------------------------------------


See notes to the condensed consolidated financial statements.

                                        CONAGRA, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                (dollars in millions except per share amounts)
                                                  (unaudited)

----------------------------------------------------------------------------------------------------------------
ASSETS                                                                AUGUST 29,      MAY 30,         AUGUST 30,
                                                                        1999           1999              1998
                                                                    -----------     -----------       ----------
Current assets
  Cash and cash equivalents                                         $      10.7     $      62.8       $      10.8
  Receivables, less allowance for doubtful accounts
    of $78.7, $60.0 and $78.3                                           2,615.5         1,637.5           2,688.6
  Inventories                                                           4,012.1         3,639.9           3,806.4
  Prepaid expenses                                                        334.8           315.9             367.6
                                                                    -----------     -----------       -----------
        Total current assets                                            6,973.1         5,656.1           6,873.4
                                                                    -----------     -----------       -----------

Property, plant and equipment                                           6,389.1         6,213.8           5,912.6
  Less accumulated depreciation                                        (2,783.7)       (2,599.6)         (2,390.8)
                                                                    -----------     -----------       -----------
        Property, plant and equipment, net                              3,605.4         3,614.2           3,521.8
                                                                    -----------     -----------       -----------

Brands, trademarks and goodwill                                         2,396.0         2,408.7           2,694.9
Other assets                                                              404.1           467.1             438.6
                                                                    -----------     -----------       -----------
                                                                    $  13,378.6     $  12,146.1       $  13,528.7
                                                                    ===========     ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Notes payable                                                     $   3,415.7     $     837.9       $   4,187.5
  Current installments of long-term debt                                   19.9            21.1              28.5
  Accounts payable                                                      1,645.1         2,036.5           1,051.9
  Advances on sales                                                       125.3         1,191.7             106.6
  Other accrued liabilities                                             1,348.0         1,299.2           1,384.0
                                                                    -----------     -----------       -----------
        Total current liabilities                                       6,554.0         5,386.4           6,758.5
                                                                    -----------     -----------       -----------

Senior long-term debt, excluding current installments                   1,810.1         1,793.1           1,781.8
Other noncurrent liabilities                                              790.9           782.8             830.7
Subordinated debt                                                         750.0           750.0             750.0
Preferred securities of subsidiary company                                525.0           525.0             525.0
Common stockholders' equity
  Common stock of $5 par value, authorized 1,200,000,000
    shares; issued 523,852,872, 519,648,673 and 519,448,104             2,619.2         2,598.2           2,597.2
  Additional paid-in capital                                              175.0           219.4             212.0
  Retained earnings                                                     1,397.2         1,369.8           1,373.9
  Foreign currency translation adjustment                                 (72.4)          (65.9)            (85.5)
  Less treasury stock, at cost, common
    shares 31,645,189, 31,475,678 and 30,155,200                         (754.3)         (749.9)           (708.9)
                                                                    -----------     -----------       -----------
                                                                        3,364.7         3,371.6           3,388.7
  Less unearned restricted stock and value of 16,379,449,
    17,184,831 and 19,830,815 common shares held in
    Employee Equity Fund                                                 (416.1)         (462.8)           (506.0)
                                                                    -----------     -----------       -----------
        Total common stockholders' equity                               2,948.6         2,908.8           2,882.7
                                                                    -----------     -----------       -----------
                                                                    $  13,378.6     $  12,146.1       $  13,528.7
                                                                    ===========     ===========       ===========

----------------------------------------------------------------------------------------------------------------

See notes to the condensed consolidated financial statements.

                                        CONAGRA, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (in millions)
                                                  (unaudited)

------------------------------------------------------------------------------------------------------------------
                                                                                          THIRTEEN WEEKS ENDED
                                                                                       AUGUST 29,       AUGUST 30,
                                                                                           1999             1998
                                                                                      -----------       ----------
  Cash flows from operating activities:
  Net income                                                                            $   101.8        $   109.3
    Adjustments to reconcile net income to net cash provided by
      Operating activities:
        Depreciation and other amortization                                                 114.4            102.9
        Goodwill amortization                                                                16.1             17.2
        Non-recurring and other restructuring-related
          charges (includes accelerated depreciation)                                        47.1                -
        Other noncash items (includes nonpension postretirement benefits)                    32.6             35.1
        Change in assets and liabilities before effects
          from business acquisitions                                                     (2,751.2)        (3,127.9)
                                                                                        ---------        ---------
           Net cash flows from operating activities                                      (2,439.2)        (2,863.4)
                                                                                        ---------        ---------

  Cash flows from investing activities:
    Additions to property, plant and equipment                                             (111.6)          (112.2)
    Payment for business acquisitions                                                           -           (400.0)
    Sale of businesses and property, plant and equipment                                      6.1              4.9
    Notes receivable and other items                                                          8.5             (2.1)
                                                                                        ---------        ---------
           Net cash flows from investing activities                                         (97.0)          (509.4)
                                                                                        ---------        ---------

  Cash flows from financing activities:
    Net short-term borrowings                                                             2,550.9          3,329.4
    Proceeds from issuance of long-term debt                                                 17.2             45.9
    Repayment of long-term debt                                                              (5.9)           (42.2)
    Cash dividends paid                                                                     (84.0)           (71.5)
    Cash distributions of pooled companies                                                      -             (1.2)
    Employee Equity Fund stock transactions                                                     -              6.4
    Other items                                                                               5.9              8.4
                                                                                        ---------        ---------
           Net cash flows from financing activities                                       2,484.1          3,275.2
                                                                                        ---------        ---------

  Net change in cash and cash equivalents                                                   (52.1)           (97.6)
  Cash and cash equivalents at beginning of period                                           62.8            108.4
                                                                                        ---------        ---------
  Cash and cash equivalents at end of period                                            $    10.7        $    10.8
                                                                                        =========        =========

------------------------------------------------------------------------------------------------------------------


See notes to the condensed consolidated financial statements.

                         CONAGRA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THIRTEEN WEEKS ENDED AUGUST 29, 1999
                          (COLUMNAR DOLLARS IN MILLIONS)


1.       ACCOUNTING POLICIES

         The unaudited interim financial information included herein reflects normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's fiscal 1999 annual report on Form 10-K.

         The results of operations for any interim period are not necessarily indicative of the results to be expected for other interim periods or the full year.

         Certain prior year amounts have been reclassified in order to conform with current year classifications.

2.       NON-RECURRING AND OTHER RESTRUCTURING-RELATED CHARGES

         During the fourth quarter of fiscal 1999, the Company approved a 36-month restructuring plan aimed at eliminating overcapacity, streamlining operations and improving profitability through margin improvement and expense reductions. The total pre-tax charge of the plan is presently estimated at $880 million, with a pre-tax charge recorded to-date of $487.9 million. In accordance with generally accepted accounting principles, the remaining cost will be recognized when employees are notified of separation or when other costs result in accruable expenses.

         Of the $487.9 million recognized to-date, $440.8 million ($337.9 million net of tax) was recognized in fiscal 1999 with the remaining $47.1 million recognized in the first quarter of fiscal 2000, as follows:

                                              Packaged         Refrigerated      Agricultural
                                               Foods              Foods            Products           Total
                                              --------           --------          --------          --------
         Accelerated depreciation             $   27.4           $    7.6          $      -          $   35.0
         Inventory markdowns                         -                 .1               8.5               8.6
         Non-recurring charges                     1.4                 .4               1.7               3.5
                                              --------           --------          --------          --------
                         Total                $   28.8           $    8.1          $   10.2          $   47.1
                                              ========           ========          ========          ========


         The $47.1 million charge ($29.2 million net of tax) recognized in the first quarter of fiscal 2000 consisted of the following: $31.0 million included in cost of goods sold resulting from accelerated depreciation on certain assets; $8.6 million included in cost of goods sold for inventory markdowns; $4.0 million included in selling, general and administrative expenses resulting from accelerated depreciation on certain assets; and $3.5 million included in non-recurring charges resulting primarily from contractual termination and employee related costs.

         Certain assets to be disposed of that are not immediately removed from operations are depreciated on an accelerated basis over their remaining useful lives. Inventory markdowns represent losses to write down the carrying value of non-strategic inventory resulting from the closure of facilities and discontinuation of certain products or product lines.

         Approximately 6,700 employee separations will occur as a result of the restructuring plan, primarily in manufacturing and operating facilities. In addition, other exit costs (consisting of

                         CONAGRA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THIRTEEN WEEKS ENDED AUGUST 29, 1999
                         (COLUMNAR DOLLARS IN MILLIONS)

         lease termination and other contractual termination costs) will occur as a result of the restructuring plan. Activity recognized to-date is as follows:

                                                        Severance                 Other Exit        Assets to be
                                                 Amount          Headcount           Costs          Disposed of
                                                --------           ------           --------          --------
         Fiscal 1999 activity:
            Charges to income                   $   45.1            3,160           $    7.3          $   69.4
            Utilized                                (6.1)            (260)                 -             (69.4)
                                                --------           ------           --------          --------
            Balance, May 30, 1999                   39.0            2,900                7.3                 -
         Fiscal 2000 activity:
            Charges to income                         .8               40                2.0                 -
            Utilized                                (8.4)          (1,050)              (5.0)                -
                                                --------           ------           --------          --------
            Balance, August 29, 1999            $   31.4            1,890           $    4.3          $      -
                                                ========           ======           ========          ========


3.       INCOME PER SHARE

         The following table reconciles the income and average share amounts used to compute both basic and diluted income per share:

                                                                       THIRTEEN WEEKS ENDED
                                                                     AUGUST 29,     AUGUST 30,
                                                                       1999           1998
                                                                    -----------    -----------
         NET INCOME                                                 $     101.8    $     109.3
                                                                    ===========    ===========

         INCOME PER SHARE - BASIC
           Weighted average shares outstanding - basic                    473.1          468.7
                                                                    ===========    ===========

         INCOME PER SHARE - DILUTED
           Weighted average shares outstanding - basic                    473.1          468.7
           Add shares contingently issuable upon
             exercise of stock options                                      4.6            6.7
                                                                    -----------    -----------
           Weighted average shares outstanding - diluted                  477.7          475.4
                                                                    ===========    ===========


4.       INVENTORIES

         The major classes of inventories are as follows:

                                                                AUGUST 29,       MAY 30,         AUGUST 30,
                                                                  1999            1999              1998
                                                               ------------    ------------     ------------
         Hedged commodities                                    $    1,108.0    $    1,306.2     $    1,152.6
         Food products and livestock                                1,346.0         1,144.7          1,291.6
         Agricultural chemicals, fertilizer and feed                  922.9           597.4            831.2
         Other, principally ingredients and supplies                  635.2           591.6            531.0
                                                               ------------    ------------     ------------
                                                               $    4,012.1    $    3,639.9     $    3,806.4
                                                               ============    ============     ============

                         CONAGRA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THIRTEEN WEEKS ENDED AUGUST 29, 1999
                         (COLUMNAR DOLLARS IN MILLIONS)


5.       CONTINGENCIES

         In fiscal 1991, ConAgra acquired Beatrice Company ("Beatrice"). As a result of the acquisition and the significant pre-acquisition contingencies of the Beatrice businesses and its former subsidiaries, the consolidated post-acquisition financial statements of ConAgra reflect significant liabilities associated with the estimated resolution of these contingencies. These include various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by ConAgra. The environmental proceedings include litigation and administrative proceedings involving Beatrice's status as a potentially responsible party at 43 Superfund, proposed Superfund or state-equivalent sites. Beatrice has paid or is in the process of paying its liability share at 39 of these sites. Substantial reserves for these matters have been established based on the Company's best estimate of its undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of Beatrice and other potentially responsible parties and its experience in remediating sites.

         ConAgra is a party to a number of other lawsuits and claims arising out of the operation of its businesses. After taking into account liabilities recorded for all of the foregoing matters, management believes the ultimate resolution of such matters should not have a material adverse effect on ConAgra's financial condition, results of operations or liquidity.

6.       BUSINESS SEGMENTS

         The Company has three segments, which are organized based upon similar economic characteristics and are similar in the nature of products and services offered, the nature of production processes, the type or class of customer and distribution methods. Packaged Foods includes companies that produce shelf-stable and frozen foods. This segment markets food products in retail and foodservice channels. Refrigerated Foods includes companies that produce and market branded processed meats, beef, pork, chicken and turkey. Agricultural Products includes companies involved in distribution of agricultural inputs and procurement, processing, trading and distribution of commodity food ingredients and agricultural commodities.

         Intersegment sales have been recorded at amounts approximating market. Operating profit for each segment is based on net sales less all identifiable operating expenses and includes the related equity in earnings of companies included on the basis of the equity method of accounting. General corporate expenses, goodwill amortization, interest expense and income taxes have been excluded from segment operations. The Company operates principally in the United States.

                         CONAGRA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THIRTEEN WEEKS ENDED AUGUST 29, 1999
                         (COLUMNAR DOLLARS IN MILLIONS)


                                                                     THIRTEEN WEEKS ENDED
                                                                   AUGUST 29,     AUGUST 30,
                                                                      1999          1998
                                                                 ------------   ------------
      Sales to unaffiliated customers
        Packaged Foods                                           $    1,736.0   $    1,648.0
        Refrigerated Foods                                            3,121.3        2,874.3
        Agricultural Products                                         1,736.3        1,961.1
                                                                 ------------   ------------
        Total                                                    $    6,593.6   $    6,483.4
                                                                 ============   ============

      Intersegment sales
        Packaged Foods                                           $       12.0   $       13.1
        Refrigerated Foods                                               84.4           53.2
        Agricultural Products                                           129.2           83.3
                                                                 ------------   ------------
                                                                        225.6          149.6
        Intersegment elimination                                       (225.6)        (149.6)
                                                                 ------------   ------------
        Total                                                    $          -   $          -
                                                                 ============   ============

      Net sales
        Packaged Foods                                           $    1,748.0   $    1,661.1
        Refrigerated Foods                                            3,205.7        2,927.5
        Agricultural Products                                         1,865.5        2,044.4
        Intersegment elimination                                       (225.6)        (149.6)
                                                                 ------------   ------------
        Total                                                    $    6,593.6   $    6,483.4
                                                                 ============   ============

      Operating profit *
        Packaged Foods                                           $      170.3   $      171.1
        Refrigerated Foods                                              109.7           64.3
        Agricultural Products                                            59.2           98.0
                                                                 ------------   ------------
        Total operating profit                                          339.2          333.4

        Interest expense                                                 76.2           76.4
        General corporate expenses                                       82.7           62.0
        Goodwill amortization                                            16.1           17.2
                                                                 ------------   ------------

      Income before tax                                          $      164.2   $      177.8
                                                                 ============   ============


       * Thirteen weeks ended August 29, 1999 includes before-tax non-recurring and restructuring-related charges of $47.1 million. The charges were included in operating profit as follows: $28.8 million in Packaged Foods; $8.1 million in Refrigerated Foods; and $10.2 million in Agricultural Products.

                         CONAGRA, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and operating results for the periods included in the accompanying condensed consolidated financial statements. Results for the thirteen-week period ended August 29, 1999 are not necessarily indicative of results that may be attained in the future.

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

INTRODUCTION

During fiscal 1999, ConAgra commenced an initiative ("Operation Overdrive") to improve margins and sales, streamline operations and to combine and utilize ConAgra's strengths. In the fourth quarter of fiscal 1999, as part of Operation Overdrive, the Company announced a restructuring plan covering a 36-month period aimed at consolidating capacity, streamlining operations and improving profitability through margin improvement and expense reductions. The total pre-tax charge of the plan is presently estimated at $880 million with about $130 million of the charge expected to be a cash expense. In addition, the restructuring plan includes the elimination of 6,700 jobs through closure of numerous manufacturing, processing, storage and distribution facilities. During the fourth quarter of fiscal 1999, the Company recognized a $440.8 million charge ($337.9 million net of tax) related to the restructuring plan, of which $52.4 million requires cash expenditures.

During the first quarter, the Company recognized additional non-recurring and other restructuring-related costs of $47.1 million, bringing the total non-recurring and other restructuring-related charge recorded to-date to $487.9 million. Of the $47.1 million charge ($29.2 million net of tax) recognized in the first quarter, $2.8 million will require cash expenditures resulting primarily from contractual termination and employee related costs. The remaining $44.3 million is a non-cash charge resulting primarily from accelerated depreciation and inventory markdowns associated with the Company's restructuring plan.

The Company recorded net income of $101.8 million or $.21 per share for the first quarter of fiscal 2000. The after-tax effect of the non-recurring and other restructuring-related charge on the Company's first quarter of fiscal 2000 was $29.2 million or $.06 diluted income per share. Excluding the non-recurring and other restructuring-related charges, the Company's net income was $131.0 million or $.27 diluted income per share.

FINANCIAL CONDITION

ConAgra's earnings are generated principally from its capital investment, which consists of working capital (current assets less current liabilities) plus all noncurrent assets. Capital investment is financed with stockholders' equity, long-term debt and other noncurrent liabilities.

Capital investment increased $64.9 million, or 1%, compared to May 30, 1999. Working capital increased $149.4 million, and noncurrent assets decreased $84.5 million. The increase in working capital was primarily caused by normal seasonal increases in accounts receivable and inventory which was funded by short-term debt.

                         CONAGRA, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ConAgra invested $111.6 million in property, plant and equipment in the first quarter of fiscal 2000 compared to $112.2 million in additions to property, plant and equipment and $400 million for business acquisitions in the same quarter of fiscal 1999. Depreciation and amortization totaled $149.4 million in the first quarter compared to $102.9 million in the same quarter last year. The increase of $46.5 million was primarily caused by accelerated depreciation on certain assets, as previously discussed.

The Company's objective is that senior long-term debt normally will not exceed 30 percent of total long-term debt plus equity. For purposes of computing the ratio, long-term subordinated debt is treated as equity due to its preferred stock characteristics. This objective was met for all periods presented.

OPERATING RESULTS

A summary of the period to period increases (decreases) in the principal components of operations is shown below (dollars in millions, except per share amounts).

                                                                COMPARISON OF THE PERIODS ENDED
                                                               AUGUST 29, 1999 AND AUGUST 30, 1998
                                                               -----------------------------------
                                                                  DOLLAR              PERCENT
                                                                  CHANGE              CHANGE
                                                                -----------         -----------
Net sales                                                       $     110.2                 1.7%

Costs and expenses
  Cost of goods sold                                                   51.5                 0.9
  Selling, administrative and general expenses                         69.0                10.4
  Interest expense                                                     (0.2)               (0.3)
  Non-recurring charges                                                 3.5                 N/A
                                                                -----------         -----------
                                                                      123.8                 2.0
                                                                -----------         -----------
Income before income taxes                                            (13.6)               (7.6)
Income taxes                                                           (6.1)               (8.9)
                                                                ------------        ------------

Net income                                                      $      (7.5)               (6.9)%
                                                                ============        ============

Income per share - basic                                        $      (.01)               (4.3)%
                                                                ============        ============

Income per share - diluted                                      $      (.02)               (8.7)%
                                                                ============        ============

For the first quarter of fiscal 2000, diluted income per share was $.21, a decrease of $.02 from the first quarter of fiscal 1999. Excluding non-recurring and other restructuring-related items, diluted income per share was $.27, an increase of $.04 versus the first quarter fiscal 1999. The first quarter of fiscal 1999 did not include non-recurring or other restructuring-related items.

In ConAgra's Packaged Foods segment, sales increased $88.0 million, or 5.3 percent, as compared to first quarter fiscal 1999. The sales increase was achieved, in part, by Operation Overdrive selling initiatives. Operating profit decreased by $.8 million, or .5 percent, as compared to the same period in fiscal 1999. Excluding non-recurring and other restructuring-related charges, operating profit increased 16.4 percent over the same period in fiscal 1999 to $199.1 million for the quarter.

In the Company's Refrigerated Foods segment, sales increased $247.0 million, or
8.6 percent compared to the same period in fiscal 1999. Operating profit increased $45.4 million, or 70.6 percent, versus the same

                         CONAGRA, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


period in fiscal 1999. Excluding non-recurring and other restructuring-related charges, first quarter operating profit increased 83.2 percent, or $53.5 million, as compared to fiscal 1999 first quarter. Positive segment results can be attributed to improvement in industry fundamentals, versus the same period in fiscal 1999, as well as increased operational efficiencies gained with Operation Overdrive.

In ConAgra's Agricultural Products segment, sales decreased $224.8 million, or
11.5 percent over the same period in fiscal 1999 primarily as a result of continuing slow conditions in the agricultural industry coupled with historically low commodity prices. Operating profit decreased $38.8 million, or
39.6 percent versus the same period in fiscal 1999. Excluding non-recurring and other restructuring-related charges, first quarter operating profit declined
29.2 percent, or $28.6 million, versus first quarter fiscal 1999.

For the Company in total, fiscal 2000 first quarter net sales for all three segments were $6,593.6 million, up 1.7 percent from $6,483.4 million in fiscal 1999 first quarter. Cost of goods sold increased $51.5 million, or .9 percent, over the same period in fiscal 1999 primarily due to accelerated depreciation on certain assets. Selling, administrative and general expenses were up 10.4 percent over fiscal 1999 first quarter, in part due to implementation costs associated with Operation Overdrive.

In comparison to fiscal 1999 first quarter, the Company's fiscal 2000 first quarter diluted income per share was $.21, down 8.7 percent; operating profit was $339.2 million, an increase of $5.8 million, or 1.7 percent; and net income declined $7.5 million, or 6.9 percent, to $101.8 million. Excluding non-recurring and other restructuring-related charges, the Company's fiscal 2000 first quarter diluted income per share increased 17.4 percent to $.27 from $.23; operating profit was $386.3 million, up 15.9 percent; and net income was $131.0 million, up 19.9 percent from $109.3 million.

YEAR 2000

The Year 2000 ("Y2K") computer software compliance issues affect ConAgra and most companies in the world. Historically, certain computer programs were written using two digits rather than four to define the applicable year. As a result, software may recognize a date using the two digits "00" as 1900 rather than the year 2000. Computer programs that do not recognize the proper date could generate erroneous data or cause systems to fail. The Company has established a Y2K project office and contracted with an independent consulting group to provide assistance with regard to Y2K compliance. The Company's Y2K project covers both traditional computer systems and infrastructure ("IT systems") and computer-based manufacturing, logistical and related systems ("non-IT systems"). The Y2K project has six phases: systems inventory, assessment, renovation, validation, implementation and contingency planning.

ConAgra operates on a decentralized independent operating company ("IOC") structure. As a result of this independent IOC structure, there are few IT systems and non-IT systems, the failure of which could have a material effect on the Company as a whole. Such material systems include general ledger, payroll, fixed assets and cash management systems.

The Y2K project status varies by IOC. For both IT and non-IT systems, the status of the project generally ranges from validation to implementation. The Company has completed the implementation phase for all material systems. The Company anticipates completion of the implementation phase for all core applications, plants and hardware/software infrastructure systems by November 1999.

ConAgra's Y2K project also considers the readiness of significant customers and suppliers. The Company does not have any suppliers or customers that are material to its operations as a whole. Each IOC is verifying the readiness of suppliers and customers that may be significant for such IOC.

                         CONAGRA, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ConAgra's Y2K project includes contingency plans that focus on processes exposed to potential risk, and critical high availability systems. Joint contingency plans between IOC's and several major customers are also being coordinated to prevent uninterrupted service.

ConAgra has incurred approximately $50 million of Y2K project expenses to date. Future expenses are expected to approximate $2 million to $3 million. Such cost estimates are based upon presently available information and may change as the Company continues with its Y2K project.

                         CONAGRA, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
        ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in the company's market risk during the first quarter ended August 29, 1999. For additional information, refer to pages 38 through 40 of the Company's 1999 Annual Report to Stockholders, incorporated by reference into the Company's annual report on Form 10-K for the fiscal year ended May 30, 1999.

                         CONAGRA, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

     ConAgra issued 3,266,667 shares of its common stock during the first quarter of fiscal 2000 in connection with the merger with Choice One Foods Corporation. The common stock was issued in reliance on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933 and Regulation D thereunder.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     ConAgra's annual meeting of stockholders was held on September 23, 1999. The stockholders elected three directors to serve three-year terms, ratified the appointment of Deloitte & Touche LLP to audit ConAgra's financial statements for fiscal year 2000, approved the Executive Incentive Plan and did not approve a stockholder proposal. Voting on these items was as follows:

1.       Election of Directors

                                                                FOR                   WITHHELD

          Ronald W. Roskens                                   382,924,266           13,121,734
          Kenneth E. Stinson                                  383,690,132           12,355,868
          Clayton K. Yeutter                                  382,179,014           13,866,986

2.       Ratification of Accountants

          FOR:                                                393,770,910
          AGAINST:                                                861,308
          ABSTAIN:                                              1,413,782
          BROKER/NON-VOTES:                                           -0-

3.       Approval of the ConAgra Executive Incentive Plan

          FOR:                                                352,256,881
          AGAINST:                                             39,485,484
          ABSTAIN:                                              4,303,635
          BROKER/NON-VOTES:                                           -0-

4.       Stockholder Proposal on Political Contributions

          FOR:                                                 28,523,120
          AGAINST:                                            292,040,073
          ABSTAIN:                                             18,252,257
          BROKER/NON-VOTES:                                    57,230,550


ITEM 5.  OTHER INFORMATION

     On September 23, 1999, ConAgra's Board of Directors authorized a 14 percent increase in the Company's common stock dividend and declared a quarterly common stock cash dividend of 20.35 cents per share, payable December 1, 1999 to stockholders of record November 5, 1999. The prior quarterly dividend was 17.85 cents per share. The new indicated annual dividend rate is 81.4 cents per share, up from the previous 71.4 cents per share.

                         CONAGRA, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the quarter covered by this report.

     (A)  Exhibits

          12 - Statement regarding computation of ratio of earnings to fixed charges.

          27 - Financial Data Schedule

                                        CONAGRA, INC.

                                        By:

                                        /s/ James P. O'Donnell
                                        ----------------------------------

                                        James P. O'Donnell
                                        Executive Vice President,
                                        Chief Financial Officer and
                                        Corporate Secretary

                                        By:

                                        /s/ Jay D. Bolding
                                        ----------------------------------

                                        Jay D. Bolding
                                        Vice President and Controller

Dated this 12th day of October, 1999.

                         CONAGRA, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX

EXHIBIT                        DESCRIPTION                                   PAGE
   12          Statement regarding computation of ratio of                   18
               earnings to fixed charges

   27          Financial Data Schedule
