Form 10-Q/A
period 1999-08-29
CONAGRA INC /DE/
filed 1999-10-15
CIK 23217

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.   20549
                                     FORM 10-Q/A
                                   Amendment No. 1

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended August 29, 1999

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from __________ to __________


                            Commission File Number  1-7275
--------------------------------------------------------------------------------

                                    CONAGRA, INC.
--------------------------------------------------------------------------------
                 (Exact name of registrant, as specified in charter)

          Delaware                                        47-0248710
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 Incorporation or organization)                       Identification No.)

One ConAgra Drive, Omaha, Nebraska                        68102-5001
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)

                                    (402) 595-4000
--------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)

                                          NA
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES  [X]  NO   [ ]

Number of shares outstanding of issuer's common stock, as of September 26, 1999 was 492,259,071.

EXPLANATORY NOTE

On October 12, 1999, the Company filed its Quarterly Report on Form 10-Q for the quarterly period ended August 29, 1999. The cover page of the quarterly report listed an incorrect number of shares of the Company's common stock outstanding as of September 26, 1999. This amendment is being filed solely to correctly state the number of shares of the Company's common stock outstanding as of September 26, 1999.

                                      SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CONAGRA, INC.

                                             By:

                                             /s/ James P. O'Donnell
                                             ------------------------------

                                             James P. O'Donnell
                                             Executive Vice President,
                                             Chief Financial Officer and
                                             Corporate Secretary

                                             By:

                                             /s/ Jay D. Bolding
                                             ------------------------------

                                             Jay D. Bolding
                                             Vice President and Controller

Dated this 15th day of October, 1999.