Form 10-Q
period 1999-11-28
CONAGRA INC /DE/
filed 2000-01-11
CIK 23217

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 28, 1999

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

Yes    [X]        No   [  ]

Number of shares outstanding of issuer's common stock, as of December 26, 1999 was 492,444,582.

                         PART I -- FINANCIAL INFORMATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                         CONAGRA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                     (in millions except per share amounts)
                                   (unaudited)

------------------------------------------------------------------------------------------------------------------------

                                                          THIRTEEN WEEKS ENDED             TWENTY-SIX WEEKS ENDED
                                                      ----------------------------       ------------------------------
                                                      NOVEMBER 28,     NOVEMBER 29,      NOVEMBER 28,      NOVEMBER 29,
                                                          1999             1998              1999             1998
                                                     -------------     ------------      ------------      -----------
Net sales                                              $   6,602.9      $   6,404.4       $  13,196.5      $  12,887.8

Costs and expenses
  Cost of goods sold *                                     5,461.4          5,298.5          11,078.8         10,864.4
  Selling, administrative and general expenses *             731.8            658.9           1,464.1          1,322.2
  Interest expense                                            77.4             91.0             153.6            167.4
  Restructuring/Impairment charges                            30.2               --              33.7               --
                                                       -----------      -----------       -----------      -----------
                                                           6,300.8          6,048.4          12,730.2         12,354.0
                                                       -----------      -----------       -----------      -----------
Income before income taxes                                   302.1            356.0             466.3            533.8
Income taxes                                                 114.8            137.0             177.2            205.5
                                                       -----------      -----------       -----------      -----------

Net income                                             $     187.3      $     219.0       $     289.1      $     328.3
                                                       ===========      ===========       ===========      ===========

Income per share -- basic                              $       .39      $       .47       $       .61      $       .70
                                                       ===========      ===========       ===========      ===========

Income per share -- diluted                            $       .39      $       .46       $       .60      $       .69
                                                       ===========      ===========       ===========      ===========
-----------------------------------------------------------------------------------------------------------------------

* Other restructuring-related items for the thirteen weeks and twenty-six weeks ended November 28, 1999 include: accelerated depreciation of $33.8 million and $64.8 million, respectively, included in cost of goods sold; $7.5 million and $11.5 million, respectively, of accelerated depreciation included in selling, administrative and general expenses; and inventory markdowns of $25.1 million and $33.7 million, respectively, included in cost of goods sold. For both the thirteen weeks and twenty-six weeks ended November 28, 1999, restructuring plan implementation costs included in selling, administrative and general expenses were $7.8 million.

See notes to the condensed consolidated financial statements.

                         CONAGRA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (in millions)
                                   (unaudited)

------------------------------------------------------------------------------------------------------------------------

                                                      THIRTEEN WEEKS ENDED            TWENTY-SIX WEEKS ENDED
                                                  ----------------------------     -----------------------------
                                                  NOVEMBER 28,    NOVEMBER 29,     NOVEMBER 28,     NOVEMBER 29,
                                                      1999            1998             1999             1998
                                                  ------------    ------------     ------------     ------------
Net income                                         $     187.3     $     219.0      $     289.1      $     328.3

Other comprehensive income/(loss):
  Currency translation adjustment                          2.1            23.1             (4.4)             5.2
                                                   -----------     -----------      -----------      -----------

Comprehensive income                               $     189.4     $     242.1      $     284.7      $     333.5
                                                   ===========     ===========      ===========      ===========
-------------------------------------------------------------------------------------------------------------------------

See notes to the condensed consolidated financial statements.

                         CONAGRA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (dollars in millions except per share amount)
                                   (unaudited)

---------------------------------------------------------------------------------------------------------------
                                                                NOVEMBER 28,        MAY 30,       NOVEMBER 29,
                                                                    1999              1999            1998
                                                                --------------   --------------   ------------
ASSETS
Current assets
  Cash and cash equivalents                                       $      9.6       $      62.8     $     44.3
  Receivables, less allowance for doubtful accounts
    of $85.9, $60.0 and $80.6                                        2,527.6           1,637.5        2,687.0
  Inventories                                                        4,378.8           3,639.9        4,189.6
  Prepaid expenses                                                     305.2             315.9          318.7
                                                                  ----------       -----------     ----------
        Total current assets                                         7,221.2           5,656.1        7,239.6
                                                                  ----------       -----------     ----------

Property, plant and equipment                                        6,447.1           6,213.8        6,086.7
  Less accumulated depreciation                                     (2,887.4)         (2,599.6)      (2,486.0)
                                                                  ----------       -----------     ----------
      Property, plant and equipment, net                             3,559.7           3,614.2        3,600.7
                                                                  ----------       -----------     ----------

Brands, trademarks and goodwill, net                                 2,384.0           2,408.7        2,640.7
Other assets                                                           412.7             467.1          465.9
                                                                  ----------       -----------     ----------
                                                                  $ 13,577.6       $  12,146.1     $ 13,946.9
                                                                  ==========       ===========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Notes payable                                                   $  2,760.9       $     837.9     $  3,432.1
  Current installments of long-term debt                                20.5              21.1           16.4
  Accounts payable                                                   2,129.5           2,036.5        1,823.9
  Advances on sales                                                    229.4           1,191.7          253.9
  Other accrued liabilities                                          1,464.1           1,299.2        1,456.0
                                                                  ----------       -----------     ----------
        Total current liabilities                                    6,604.4           5,386.4        6,982.3
                                                                  ----------       -----------     ----------

Senior long-term debt, excluding current installments                1,851.2           1,793.1        1,854.0
Other noncurrent liabilities                                           802.5             782.8          784.6
Subordinated debt                                                      750.0             750.0          750.0
Preferred securities of subsidiary company                             525.0             525.0          525.0
Common stockholders' equity
  Common stock of $5 par value, authorized 1,200,000,000
    shares; issued 524,071,467, 519,648,673 and 519,547,668          2,620.4           2,598.2        2,597.7
  Additional paid-in capital                                           161.9             219.4          350.3
  Retained earnings                                                  1,486.1           1,369.8        1,507.7
  Foreign currency translation adjustment                              (70.3)            (65.9)         (62.4)
  Less treasury stock, at cost, common
    shares 31,789,174, 31,475,678 and 30,197,659                      (757.3)           (749.9)        (710.6)
                                                                  ----------       -----------     ----------
                                                                     3,440.8           3,371.6        3,682.7
  Less unearned restricted stock and value of 15,941,851,
    17,184,831 and 19,168,681 common shares held
    in Employee Equity Fund                                           (396.3)           (462.8)        (631.7)
                                                                  ----------       -----------     ----------
        Total common stockholders' equity                            3,044.5           2,908.8        3,051.0
                                                                  ----------       -----------     ----------
                                                                  $ 13,577.6       $  12,146.1     $ 13,946.9
                                                                  ==========       ===========     ==========
-------------------------------------------------------------------------------------------------------------

See notes to the condensed consolidated financial statements.

                         CONAGRA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)
                                   (unaudited)


-------------------------------------------------------------------------------------------------------------------

                                                                                         TWENTY-SIX WEEKS ENDED
                                                                                    -----------------------------
                                                                                    NOVEMBER 28,     NOVEMBER 29,
                                                                                       1999             1998
                                                                                   ------------     ------------
Cash flows from operating activities:
Net income                                                                           $   289.1        $   328.3
    Adjustments to reconcile net income to net cash provided by
      Operating activities:
        Depreciation and other amortization                                              224.6            210.8
        Goodwill amortization                                                             31.9             34.2
        Restructuring/impairment charges and other restructuring-related
          charges (includes accelerated depreciation)                                    151.5               --
        Other noncash items (includes nonpension postretirement benefits)                 51.8             50.0
        Change in assets and liabilities before effects
          from business acquisitions                                                  (2,381.8)        (2,494.7)
                                                                                      --------        ---------
           Net cash flows from operating activities                                   (1,632.9)        (1,871.4)
                                                                                       -------        ---------

Cash flows from investing activities:
    Additions to property, plant and equipment                                          (223.4)          (274.2)
    Payment for business acquisitions                                                    (14.3)          (401.4)
    Sale of businesses and property, plant and equipment                                  27.0              7.2
    Notes receivable and other items                                                     (21.4)           (10.6)
                                                                                     ---------        ---------
           Net cash flows from investing activities                                     (232.1)          (679.0)
                                                                                     ---------        ---------

Cash flows from financing activities:
    Net short-term borrowings                                                          1,908.1          2,571.5
    Proceeds from issuance of long-term debt                                              64.7            595.2
    Repayment of long-term debt                                                          (12.4)          (532.1)
    Cash dividends paid                                                                 (171.8)          (144.7)
    Cash distributions of pooled companies                                                  --             (1.2)
    Employee Equity Fund stock transactions                                                 --              6.4
    Other items                                                                           23.2             (8.8)
                                                                                     ---------        ---------
           Net cash flows from financing activities                                    1,811.8          2,486.3
                                                                                     ---------        ---------

Net change in cash and cash equivalents                                                  (53.2)           (64.1)
Cash and cash equivalents at beginning of period                                          62.8            108.4
                                                                                     ---------        ---------
Cash and cash equivalents at end of period                                           $     9.6        $    44.3
                                                                                     =========        =========
---------------------------------------------------------------------------------------------------------------

See notes to the condensed consolidated financial statements.

                         CONAGRA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE TWENTY-SIX WEEKS ENDED NOVEMBER 28, 1999
                         (COLUMNAR DOLLARS IN MILLIONS)

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

         Certain prior year amounts have been reclassified in order to conform to current year classifications.

2.       OPERATION OVERDRIVE

         During the fourth quarter of fiscal 1999, the Company approved a 36-month restructuring plan in connection with its previously announced initiative, "Operation Overdrive." The restructuring plan is aimed at eliminating overcapacity, streamlining operations and improving profitability through margin improvement and expense reductions. The total pre-tax charge of the plan is presently estimated at $880 million, with a pre-tax charge recorded to-date of $592.3 million. In accordance with generally accepted accounting principles, the remaining cost will be recognized when employees are notified of separation or when appropriate restructuring plan costs result in accruable expenses.

         Of the $592.3 million recognized to-date, $440.8 million ($337.9 million net of tax) was recognized in fiscal 1999, $47.1 million ($29.2 million net of tax) was recognized in the first quarter of fiscal 2000, with the remaining $104.4 million ($64.7 million net of tax) recognized in the second quarter of fiscal 2000. Fiscal 2000 second quarter charges were as follows:


                                            PACKAGED      REFRIGERATED     AGRICULTURAL
                                              FOODS          FOODS           PRODUCTS           TOTAL
                                             --------        --------         --------         --------
         Accelerated depreciation            $   40.0        $    1.3         $     --         $   41.3
         Inventory markdowns                     14.5             --              10.6             25.1
         Restructuring plan
           implementation costs                   2.6             4.4               .8              7.8
         Restructuring/Impairment charges        11.4            12.2              6.6             30.2
                                             --------        --------         --------         --------
                    Total                    $   68.5        $   17.9         $   18.0         $  104.4
                                             ========        ========         ========         ========

                         CONAGRA, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                FOR THE TWENTY-SIX WEEKS ENDED NOVEMBER 28, 1999
                         (COLUMNAR DOLLARS IN MILLIONS)


2.       OPERATION OVERDRIVE (CONTINUED)

         For the twenty-six weeks ended November 28, 1999, the Company has recognized $151.5 million ($93.9 million net of tax) for restructuring/impairment charges and other restructuring-related charges as follows:


                                                        PACKAGED       REFRIGERATED     AGRICULTURAL
                                                          FOODS           FOODS          PRODUCTS          TOTAL
                                                        --------        --------         --------        --------
         Accelerated depreciation                       $   67.4        $    8.9         $     --         $  76.3
         Inventory markdowns                                14.5              .1             19.1            33.7
         Restructuring plan
           implementation costs                              2.6             4.4               .8             7.8
         Restructuring/Impairment charges                   12.8            12.6              8.3            33.7
                                                        --------        --------         --------         -------
                         Total                          $   97.3        $   26.0         $   28.2         $ 151.5
                                                        ========        ========         ========         =======

         The second quarter and year-to-date charges are reflected in the Company's Consolidated Statements of Earnings as follows: accelerated depreciation of $33.8 million and $64.8 million, respectively, are included in cost of goods sold; accelerated depreciation of $7.5 million and $11.5 million, respectively, are included in selling, administrative and general expenses; inventory markdowns are included in cost of goods sold; plan implementation costs (primarily third-party consulting costs) are included in selling, administrative and general expenses; and restructuring/impairment charges are reflected as such and result from asset impairments, employee related costs and contractual termination costs. Asset impairment charges, year-to-date, are primarily reflected in the Company's Refrigerated Foods and Agricultural Products segments.

         Certain assets to be disposed of that are not immediately removed from operations are depreciated on an accelerated basis over their remaining useful lives. Inventory markdowns represent losses on the carrying value of non-strategic inventory resulting from the closure of facilities and discontinuation of certain products.

         In association with the restructuring plan, the Company has, to date, closed/sold a total of seven production facilities, 19 non-production locations (e.g., storage, distribution, administrative, etc.) and eight non-core businesses. The historical operating results and gains/losses associated with sold businesses or facilities were not material.

         Approximately 6,700 employee separations will occur as a result of the restructuring plan, primarily in manufacturing and operating facilities. In addition, other exit costs (consisting of lease termination and other contractual termination costs) will occur as a result of the restructuring plan. Such activity recognized to-date is as follows:

                                                           SEVERANCE
                                                   ---------------------------     OTHER EXIT
                                                     AMOUNT          HEADCOUNT       COSTS
                                                   ---------         ---------     -----------
         Fiscal 1999 activity:
            Charges to income                      $   45.1             3,160       $    7.3
            Utilized                                   (6.1)             (260)           --
                                                   ---------           -------      --------
            Balance, May 30, 1999                      39.0             2,900            7.3
         Fiscal 2000 activity, to date:
            Charges to income                          14.2             1,710            9.0
            Utilized                                  (16.3)           (3,210)          (5.8)
                                                   --------            ------       --------
            Balance, November 28, 1999             $   36.9             1,400       $   10.5
                                                   ========            ======       ========

                         CONAGRA, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                FOR THE TWENTY-SIX WEEKS ENDED NOVEMBER 28, 1999
                         (COLUMNAR DOLLARS IN MILLIONS)


3.       INCOME PER SHARE

         The following table reconciles the income and average share amounts used to compute both basic and diluted income per share (share amounts in millions):


                                                                       THIRTEEN WEEKS ENDED       TWENTY-SIX WEEKS ENDED
                                                                      -----------------------     ----------------------
                                                                      NOV. 28,       NOV. 29,     NOV. 28,      NOV. 29,
                                                                        1999          1998          1999          1998
                                                                    -----------   -----------   -----------   -----------
         NET INCOME                                                 $     187.3   $     219.0   $     289.1   $     328.3
                                                                    ===========   ===========   ===========   ===========

         INCOME PER SHARE -- BASIC

           Weighted average shares outstanding -- basic                   476.2         469.8         474.7         469.3
                                                                    ===========   ===========   ===========   ===========

         INCOME PER SHARE -- DILUTED
           Weighted average shares outstanding -- basic                   476.2         469.8         474.7         469.3
           Add shares contingently issuable upon
             exercise of stock options                                      3.4           7.1           3.9           6.8
                                                                    -----------   -----------   -----------   -----------
           Weighted average shares outstanding -- diluted                 479.6         476.9         478.6         476.1
                                                                    ===========   ===========   ===========   ===========

4.       INVENTORIES

         The major classes of inventories are as follows:

                                                                 NOV. 28,            MAY 30,            NOV. 29,
                                                                   1999               1999               1998
                                                             ---------------     ------------       -------------
         Hedged commodities                                     $    1,410.3     $    1,306.2       $    1,531.3
         Food products and livestock                                 1,405.0          1,144.7            1,271.8
         Agricultural chemicals, fertilizer and feed                   809.1            597.4              660.8
         Other, principally ingredients and supplies                   754.4            591.6              725.7
                                                                ------------     ------------       ------------
                                                                $    4,378.8     $    3,639.9       $    4,189.6
                                                                ============     ============       ============

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

                         CONAGRA, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                FOR THE TWENTY-SIX WEEKS ENDED NOVEMBER 28, 1999
                         (COLUMNAR DOLLARS IN MILLIONS)


5.       CONTINGENCIES (CONTINUED)

         ConAgra is a party to a number of other lawsuits and claims arising out of the operation of its businesses. After taking into account liabilities recorded for all of the foregoing matters, management believes the ultimate resolution of such matters should not have a material adverse effect on ConAgra's financial condition, results of operations or liquidity.

6.       BUSINESS SEGMENTS

         The Company has three segments, which are organized based upon similar economic characteristics and the similarity of products and services offered, the nature of production processes, the type or class of customer and distribution methods. Packaged Foods includes companies that produce shelf-stable and frozen foods. This segment markets food products in retail and foodservice channels. Refrigerated Foods includes companies that produce and market branded processed meats, beef, pork, chicken and turkey. Agricultural Products includes companies involved in distribution of agricultural inputs and procurement, processing, trading and distribution of commodity food ingredients and agricultural commodities.

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

                       CONAGRA, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            FOR THE TWENTY-SIX WEEKS ENDED NOVEMBER 28, 1999
                      (COLUMNAR DOLLARS IN MILLIONS)

6.   BUSINESS SEGMENTS (CONTINUED)

                                                      THIRTEEN WEEKS ENDED
                                                  ------------------------------
                                                  NOVEMBER 28,      NOVEMBER 29,
                                                      1999              1998
                                                  ------------      ------------
     Sales to unaffiliated customers
        Packaged Foods                             $    2,035.4      $  2,037.0
        Refrigerated Foods                              3,160.8         2,906.0
        Agricultural Products                           1,406.7         1,461.4
                                                   ------------      ----------
     Total                                         $    6,602.9      $  6,404.4
                                                   ============      ==========

     Intersegment sales
        Packaged Foods                             $       12.0      $     12.0
        Refrigerated Foods                                 71.9            58.2
        Agricultural Products                              46.4            67.2
                                                   ------------      ----------
                                                          130.3           137.4
        Intersegment elimination                         (130.3)         (137.4)
                                                   ------------      ----------
     Total                                         $         --      $       --
                                                   ============      ==========

     Net sales
        Packaged Foods                             $   2,047.4       $  2,049.0
        Refrigerated Foods                             3,232.7          2,964.2
        Agricultural Products                          1,453.1          1,528.6
        Intersegment elimination                        (130.3)          (137.4)
                                                   ------------      ----------
     Total                                         $   6,602.9       $  6,404.4
                                                   ============      ==========

     Operating profit *
        Packaged Foods                             $     239.1       $    294.2
        Refrigerated Foods                               123.8            113.9
        Agricultural Products                             87.4             98.1
                                                   ------------      ----------
        Total operating profit                           450.3            506.2

        Interest expense                                  77.4             91.0
        General corporate expenses                        55.0             42.3
        Goodwill amortization                             15.8             16.9
                                                   ------------      ----------

     Income before tax                             $      302.1      $    356.0
                                                   ============      ==========

-------------------

* Thirteen weeks ended November 28, 1999 includes before-tax restructuring/impairment charges and other restructuring-related charges of $104.4 million. The charges were included in operating profit as follows: $68.5 million in Packaged Foods; $17.9 million in Refrigerated Foods; and $18.0 million in Agricultural Products.

                       CONAGRA, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE TWENTY-SIX WEEKS ENDED NOVEMBER 28, 1999 (CONTINUED)
                      (COLUMNAR DOLLARS IN MILLIONS)


6.   BUSINESS SEGMENTS (CONTINUED)

                                                      TWENTY-SIX WEEKS ENDED
                                                  ------------------------------
                                                  NOVEMBER 28,      NOVEMBER 29,
                                                      1999              1998
                                                  ------------      ------------
     Sales to unaffiliated customers
        Packaged Foods                             $   3,771.4       $   3,685.0
        Refrigerated Foods                             6,282.1           5,780.3
        Agricultural Products                          3,143.0           3,422.5
                                                   -----------       -----------
        Total                                      $  13,196.5       $  12,887.8
                                                   ===========       ===========

        Intersegment sales
        Packaged Foods                             $      24.0       $      25.1
        Refrigerated Foods                               124.2             111.4
        Agricultural Products                            175.6             150.5
                                                   -----------       -----------
                                                         323.8             287.0
        Intersegment elimination                        (323.8)           (287.0)
                                                   -----------       -----------
        Total                                      $        --       $        --
                                                   ===========       ===========

     Net sales
        Packaged Foods                             $   3,795.4       $   3,710.1
        Refrigerated Foods                             6,406.3           5,891.7
        Agricultural Products                          3,318.6           3,573.0
        Intersegment elimination                        (323.8)           (287.0)
                                                   -----------       -----------
        Total                                      $  13,196.5       $  12,887.8
                                                   ===========       ===========

     Operating profit *
        Packaged Foods                             $     409.4       $     465.3
        Refrigerated Foods                               233.5             178.2
        Agricultural Products                            146.6             196.1
                                                   -----------       -----------
        Total operating profit                           789.5             839.6

        Interest expense                                 153.6             167.4
        General corporate expenses                       137.7             104.2
        Goodwill amortization                             31.9              34.2
                                                   -----------       -----------

     Income before tax                             $     466.3       $     533.8
                                                   ===========       ===========

-------------------

*Twenty-six weeks ended November 28, 1999 includes before-tax restructuring/impairment charges and other restructuring-related charges of $151.5 million. The charges were included in operating profit as follows: $97.3 million in Packaged Foods; $26.0 million in Refrigerated Foods; and $28.2 million in Agricultural Products.

                         CONAGRA, INC. AND SUBSIDIARIES
                         PART I -- FINANCIAL INFORMATION
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and operating results for the periods included in the accompanying condensed consolidated financial statements. Results for the thirteen and twenty-six week periods ended November 28, 1999 are not necessarily indicative of results that may be attained in the future.

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

OPERATION OVERDRIVE

During fiscal 1999, ConAgra commenced an initiative ("Operation Overdrive") to improve margins and sales, streamline operations and to combine and leverage ConAgra's strengths. In the fourth quarter of fiscal 1999, as part of Operation Overdrive, the Company announced a restructuring plan covering a 36-month period aimed at consolidating capacity, streamlining operations and improving profitability through margin improvement and expense reductions. The total pre-tax charge of the plan is presently estimated at $880 million. Pretax savings associated with the Company's restructuring plan are currently projected at approximately $90 million in fiscal 2000, $150 million in fiscal 2001, and $200 million in fiscal 2002. These planned savings are primarily a result of reducing duplicative efforts, lowering employee-related expense, and reducing depreciation and amortization costs going forward. Accordingly, the Company anticipates these savings will positively impact the Company's "cost of goods sold" and "selling, administrative and general" line items within its Consolidated Statements of Earnings.

Of the $880 million estimated charge, approximately $170 million of the charge is expected to be a cash expense, offset partially by approximately $80 million in cash proceeds from business and facility dispositions. The Company expects to fund the net cash outlay associated with the restructuring plan through cash generated by its ongoing operations. The approximate net cash outlay, by year of associated expense, is as follows (dollars in millions):

                                FISCAL 1999       FISCAL 2000        FISCAL 2001
                                -----------       -----------        -----------
     Cash expense                $  (52)           $  (91)            $  (27)
     Cash proceeds                   16                53                 11
                                 ------            ------             ------
          Net cash outlay        $  (36)           $  (38)            $  (16)
                                 ======            ======             ======

During the second quarter of fiscal 2000, the Company recognized restructuring/impairment charges and other restructuring-related costs ("restructuring charges") of $104.4 million ($64.7 million net of tax), bringing total restructuring charges recorded to-date to $592.3 million. Of the $104.4 million charge recognized in the second quarter, $28.2 million will require cash expenditures resulting from contractual terminations, employee-related costs and third-party consulting costs. The remaining $76.2 million is a non-cash charge resulting from asset impairments, accelerated depreciation and inventory markdowns associated with the Company's restructuring plan.

For fiscal 2000 year-to-date, the Company recognized restructuring charges of $151.5 million ($93.9 million net of tax). Of the $151.5 million charge, $31.0 million will require cash expenditures resulting from contractual terminations, employee-related costs and third-party consulting costs. The remaining

                         CONAGRA, INC. AND SUBSIDIARIES
                         PART I -- FINANCIAL INFORMATION
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


$120.5 million is a non-cash charge resulting from asset impairments, accelerated depreciation and inventory markdowns associated with the Company's restructuring plan.

In association with the restructuring plan, the Company has, to date, closed/sold a total of seven production facilities, 19 non-production locations (e.g., storage, distribution, administrative, etc.) and eight non-core businesses. The historical operating results and gains/losses associated with sold businesses or facilities were not material.

The Company recorded net income of $187.3 million or $.39 diluted income per share for the second quarter of fiscal 2000. Excluding restructuring charges, the Company's net income was $252.0 million or $.53 diluted income per share. The after-tax effect of restructuring charges on the Company's second quarter of fiscal 2000 was $64.7 million or $.14 diluted income per share.

Fiscal 2000 year-to-date, the Company recorded net income of $289.1 million or $.60 diluted income per share. Excluding restructuring charges, the Company's net income was $383.0 million or $.80 diluted income per share for fiscal 2000 year-to-date. The after-tax effect of restructuring charges for fiscal 2000 year-to-date was $93.9 million or $.20 diluted income per share.

FINANCIAL CONDITION

ConAgra's earnings are generated principally from its capital investment, which consists of working capital (current assets less current liabilities) plus all noncurrent assets. Capital investment is financed with stockholders' equity, long-term debt and other noncurrent liabilities.

Capital investment increased $213.5 million, or 3.2 percent, compared to May 30, 1999. Working capital increased $347.1 million, and noncurrent assets decreased $133.6 million. The increase in working capital was primarily caused by normal seasonal increases in accounts receivable and inventory which was funded by short-term debt.

ConAgra invested $223.4 million in property, plant and equipment in the first half of fiscal 2000 compared to $274.2 million for the first half of fiscal 1999. The decrease of $50.8 million, or 18.5 percent, is reflective of the Company's ongoing efforts to critically analyze its capital expenditure process. Investments in business acquisitions for the first half of fiscal 2000 were $14.3 million as compared to $401.4 million for the first half of fiscal 1999.

The Company's objective is that senior long-term debt normally will not exceed 30 percent of total long-term debt plus equity. For purposes of computing the ratio, preferred securities of subsidiary company are treated as equity due to their preferred stock characteristics. This objective was met for all periods presented.

                         CONAGRA, INC. AND SUBSIDIARIES
                         PART I -- FINANCIAL INFORMATION
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


OPERATING RESULTS

A summary of the period to period increases (decreases) in the principal components of operations, both before and after restructuring charges, is shown below (dollars in millions, except per share amounts).


                                                        THIRTEEN WEEKS ENDED              TWENTY-SIX WEEKS ENDED
                                                  NOV. 28, 1999 AND NOV. 29, 1998    NOV. 28, 1999 AND NOV. 29, 1998
                                                  -------------------------------    -------------------------------
                                                       POST-            PRE-              POST-            PRE-
                                                   RESTRUCTURING    RESTRUCTURING     RESTRUCTURING    RESTRUCTURING
                                                   DOLLAR CHANGE    DOLLAR CHANGE     DOLLAR CHANGE    DOLLAR CHANGE
                                                   -------------    -------------     -------------    -------------
Net sales                                            $    198.5      $    198.5         $   308.7        $   308.7

Costs and expenses
  Cost of goods sold                                      162.9           104.0             214.4            115.9
  Selling, administrative and general expenses             72.9            57.6             141.9            122.6
  Interest expense                                        (13.6)          (13.6)            (13.8)           (13.8)
  Restructuring/Impairment charges                         30.2              --              33.7               --
                                                     ----------      ----------         ---------        ---------
                                                          252.4           148.0             376.2            224.7
                                                     ----------      ----------         ---------        ---------
Income before income taxes                                (53.9)           50.5             (67.5)            84.0
Income taxes                                              (22.2)           17.5             (28.3)            29.3
                                                     ----------      ----------         ---------        ---------

Net income                                           $    (31.7)     $     33.0         $   (39.2)       $    54.7
                                                     ==========      ==========         =========        =========

Income per share -- basic                            $     (.08)     $      .06         $    (.09)       $     .11
                                                     ==========      ==========         =========        =========

Income per share -- diluted                          $     (.07)     $      .07         $    (.09)       $     .11
                                                     ==========      ==========         =========        =========

In ConAgra's Packaged Foods segment, second quarter sales were consistent with last year, but operating profit decreased 18.7 percent to $239.1 million, down from last year's second quarter operating profit of $294.2 million. Excluding restructuring charges, operating profit increased 4.6 percent, or $13.4 million. For the first half, sales increased 2.3 percent, and operating profit decreased 12 percent to $409.4 million from last year's first half operating profit of $465.3 million. Excluding restructuring charges, the segment's operating profit increased 8.9 percent, or $41.4 million. The segment's second quarter and first half operating profit improvement, excluding restructuring charges, were driven by strong year-to-year performance improvement in ConAgra's Foodservice and Frozen Prepared Foods units.

In the Company's Refrigerated Foods segment, second quarter sales increased
8.8 percent, and operating profit for the quarter increased 8.7 percent to $123.8 million from $113.9 million in fiscal 1999's second quarter. Excluding restructuring charges, operating profit increased 24.4 percent, or $27.8 million. First half sales increased 8.7 percent, and operating profit increased 31.0 percent to $233.5 million from $178.2 million. Excluding restructuring charges, the segment's first half operating profit increased
45.6 percent, or $81.3 million. The segment's beef and pork units achieved sales and operating profit increases for both the second quarter and first half of fiscal 2000, and were the primary drivers of the segment's improved performance over the prior year.

In ConAgra's Agricultural Products segment, sales decreased 3.7 percent, and operating profit decreased 10.9 percent from $98.1 million to $87.4 million for the quarter. Excluding restructuring charges, operating profit increased
7.4 percent, or $7.3 million. First half sales in this segment decreased 8.2 percent, and operating profit decreased 25.2 percent from $196.1 million to $146.6 million. Excluding

                         CONAGRA, INC. AND SUBSIDIARIES
                         PART I -- FINANCIAL INFORMATION
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


restructuring charges, the segment's first half operating profit decreased
10.9 percent, or 21.3 million. The segment's results continue to be negatively impacted by unfavorable industry conditions as compared to the prior fiscal year.

For the Company in total, net income was $187.3 million for the second quarter, while diluted earnings per share were $.39, a decrease of $.07 from the second quarter of fiscal 1999. Excluding restructuring charges, net income was $252.0 million, while diluted earnings per share were $.53, an increase of $.07, as compared to prior year's second quarter. As compared to second quarter fiscal 1999, selling, administrative and general expenses increased $72.9 million, or 11.1 percent, resulting primarily from an increase in advertising and promotion costs, Operation Overdrive implementation costs and information systems' integration costs. Interest expense for the second quarter decreased by $13.6 million, or 14.9 percent, as compared to the second quarter of fiscal 1999 due to the Company carrying lower short-term debt balances.

For the first half of fiscal 2000, ConAgra's net income was $289.1 million, while diluted earnings per share were $.60, a decrease of $.09 as compared to the first half of fiscal 1999. Excluding restructuring charges, net income was $383.0 million, while diluted earnings per share were $.80, an increase of $.11 as compared to the first half of fiscal 1999. As compared to the first half of fiscal 1999, selling, administrative and general expenses increased $141.9 million, or 10.7 percent, resulting primarily from an increase in advertising and promotion costs, Operation Overdrive implementation costs and information systems' integration costs. Interest expense for the first half of fiscal 2000 decreased by $13.8 million, or 8.2 percent, as compared to the first half of fiscal 1999 due to the Company carrying lower short-term debt balances.

YEAR 2000

The Year 2000 ("Y2K") computer software compliance issues affect ConAgra and most companies in the world. The Company has established a Y2K project office and contracted with an independent consulting group to provide assistance with regard to Y2K compliance. The Company's Y2K project covers both traditional computer systems and infrastructure ("IT systems") and computer-based manufacturing, logistical and related systems ("non-IT systems"). The Y2K project has six phases: systems inventory, assessment, renovation, validation, implementation and contingency planning. For both IT and non-IT systems, the Company has completed all phases of its Y2K project.

ConAgra operates on a decentralized operating company ("OC") structure. As a result of this OC structure, there are few IT systems and non-IT systems, the failure of which could have a material effect on the Company as a whole. Such material systems include general ledger, payroll, fixed assets and cash management systems.

ConAgra's Y2K project also considers the readiness of significant customers and suppliers. The Company does not have any suppliers or customers that are material to its operations as a whole. Each OC is verifying the readiness of suppliers and customers that may be significant for such OC. ConAgra's Y2K project includes contingency plans that focus on processes exposed to potential risk, and critical high availability systems. Joint contingency plans between OC's and several major customers have been coordinated to prevent uninterrupted service.

ConAgra has incurred approximately $52 million of Y2K project expenses to date. No significant future expenses are expected to be incurred.

                         CONAGRA, INC. AND SUBSIDIARIES
                         PART I -- FINANCIAL INFORMATION
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Subsequent to January 1, 2000, ConAgra experienced no Y2K failures having a material impact on the Company.

                         CONAGRA, INC. AND SUBSIDIARIES
                         PART I -- FINANCIAL INFORMATION
       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the twenty-six weeks ended November 28, 1999. For additional information, refer to pages 38 through 40 of the Company's 1999 Annual Report to Stockholders, incorporated by reference into the Company's annual report on Form 10-K for the fiscal year ended May 30, 1999.

                         CONAGRA, INC. AND SUBSIDIARIES
                           PART II -- OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits

          12 -- Statement regarding computation of ratio of earnings to fixed charges

          27 -- Financial Data Schedule

     (B) Reports on Form 8-K

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

                                         By:

                                         /s/ James P. O'Donnell
                                         ------------------------------
                                         James P. O'Donnell
                                         Executive Vice President,
                                         Chief Financial Officer and
                                         Corporate Secretary

                                         By:

                                         /s/ Jay D. Bolding
                                         ------------------------------
                                         Jay D. Bolding
                                         Vice President and Controller

Dated this 11th day of January, 2000.

                         CONAGRA, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX


     EXHIBIT                     DESCRIPTION                               PAGE
     -------                     -----------                               ----
        12          Statement regarding computation of ratio of             20
                    earnings to fixed charges

        27          Financial Data Schedule                                 21