Form 10-Q
period 2000-02-27
CONAGRA INC /DE/
filed 2000-04-11
CIK 23217

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

         (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 27, 2000

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

Yes /x/        No / /

Number of shares outstanding of issuer's common stock, as of March 26, 2000 was 492,238,619.

                         PART I - FINANCIAL INFORMATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                         CONAGRA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                     (in millions except per share amounts)
                                   (unaudited)

-------------------------------------------------------------------------------

                                                          THIRTEEN WEEKS ENDED             THIRTY-NINE WEEKS ENDED
                                                     FEBRUARY 27,     FEBRUARY 28,      FEBRUARY 27,     FEBRUARY 28,
                                                          2000             1999              2000             1999
                                                       -----------      -----------       -----------      -----------
Net sales                                              $   5,797.8      $   5,693.3       $  18,994.3      $  18,581.1

Costs and expenses
  Cost of goods sold *                                     4,780.2          4,686.2          15,859.0         15,550.6
  Selling, administrative and general expenses *             678.3            640.4           2,142.4          1,962.6
  Interest expense                                            80.3             88.0             233.9            255.4
  Restructuring/Impairment charges                            27.7                -              61.4                -
                                                       -----------      -----------       -----------      -----------
                                                           5,566.5          5,414.6          18,296.7         17,768.6
                                                       -----------      -----------       -----------      -----------
Income before income taxes                                   231.3            278.7             697.6            812.5

Income taxes                                                  87.9            107.3             265.1            312.8
                                                       -----------      -----------       -----------      -----------
Net income                                             $     143.4      $     171.4       $     432.5      $     499.7
                                                       -----------      -----------       -----------      -----------
                                                       -----------      -----------       -----------      -----------
Income per share - basic                               $       .30      $       .36       $       .91      $      1.06
                                                       -----------      -----------       -----------      -----------
                                                       -----------      -----------       -----------      -----------
Income per share - diluted                             $       .30      $       .36       $       .90      $      1.05
                                                       -----------      -----------       -----------      -----------
                                                       -----------      -----------       -----------      -----------
--------------------------------------------------------------------------------

* Other restructuring-related items for the thirteen weeks and thirty-nine weeks ended February 27, 2000 include: accelerated depreciation of $19.6 million and $84.4 million, respectively, included in cost of goods sold; $18.8 million and $30.3 million, respectively, of accelerated depreciation included in selling, administrative and general expenses; inventory markdowns of $7.7 million and $41.4 million, respectively, included in cost of goods sold, and restructuring plan implementation costs of $10.8 million and $18.6 million, respectively, included in selling, administrative and general expenses. For the thirteen weeks and thirty-nine weeks ended February 27, 2000, total restructuring and restructuring-related charges were $84.6 million and $236.1 million, respectively.

See notes to the condensed consolidated financial statements.

                         CONAGRA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (in millions)
                                   (unaudited)
--------------------------------------------------------------------------------

                                                      THIRTEEN WEEKS ENDED           THIRTY-NINE WEEKS ENDED
                                                 FEBRUARY 27,    FEBRUARY 28,     FEBRUARY 27,     FEBRUARY 28,
                                                      2000            1999             2000             1999
                                                   -----------     -----------      -----------      -----------
Net income                                         $     143.4     $     171.4      $     432.5      $     499.7

Other comprehensive income/(loss):
  Currency translation adjustment                         (9.2)           (4.2)           (13.6)             1.0
                                                   -----------     -----------      -----------      -----------

Comprehensive income                               $     134.2     $     167.2      $     418.9      $     500.7
                                                   -----------     -----------      -----------      -----------
                                                   -----------     -----------      -----------      -----------

--------------------------------------------------------------------------------

See notes to the condensed consolidated financial statements.

                         CONAGRA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (dollars in millions except per share amount)
                                   (unaudited)

--------------------------------------------------------------------------------


ASSETS                                                                  FEBRUARY 27,        MAY 30,     FEBRUARY 28,
                                                                            2000              1999           1999
                                                                         ----------       -----------     ----------
Current assets
  Cash and cash equivalents                                              $     17.4       $      62.8     $     22.9
  Receivables, less allowance for doubtful accounts
    of $82.2, $60.0 and $85.1                                               1,973.9           1,637.5        2,447.8
  Inventories                                                               4,236.7           3,639.9        4,008.5
  Prepaid expenses                                                            307.3             315.9          320.7
                                                                         ----------       -----------     ----------
        Total current assets                                                6,535.3           5,656.1        6,799.9
                                                                         ----------       -----------     ----------
Property, plant and equipment                                               6,766.1           6,213.8        6,227.6
  Less accumulated depreciation                                            (3,013.3)         (2,599.6)      (2,579.9)
                                                                         ----------       -----------     ----------
      Property, plant and equipment, net                                    3,752.8           3,614.2        3,647.7
                                                                         ----------       -----------     ----------
Brands, trademarks and goodwill, net                                        2,404.2           2,408.7        2,627.3
Other assets                                                                  423.0             467.1          462.0
                                                                         ----------       -----------     ----------
                                                                         $ 13,115.3       $  12,146.1     $ 13,536.9
                                                                         ----------       -----------     ----------
                                                                         ----------       -----------     ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Notes payable                                                          $  2,406.3       $     837.9     $  2,653.7
  Current installments of long-term debt                                       19.0              21.1           19.2
  Accounts payable                                                          2,130.3           2,036.5        2,225.4
  Advances on sales                                                           156.2           1,191.7          180.7
  Other accrued liabilities                                                 1,354.9           1,299.2        1,376.9
                                                                         ----------       -----------     ----------
        Total current liabilities                                           6,066.7           5,386.4        6,455.9
                                                                         ----------       -----------     ----------
Senior long-term debt, excluding current installments                       1,871.7           1,793.1        1,888.0
Other noncurrent liabilities                                                  809.5             782.8          787.8
Subordinated debt                                                             750.0             750.0          750.0
Preferred securities of subsidiary company                                    525.0             525.0          525.0
Common stockholders' equity
  Common stock of $5 par value, authorized 1,200,000,000
    shares; issued 524,129,789, 519,648,673 and 519,621,865                 2,620.6           2,598.2        2,598.1
  Additional paid-in capital                                                   38.3             219.4          298.9
  Retained earnings                                                         1,537.2           1,369.8        1,595.2
  Foreign currency translation adjustment                                     (79.5)            (65.9)         (66.6)
  Less treasury stock, at cost, common
    shares 31,883,927, 31,475,678 and 30,991,229                             (759.3)           (749.9)        (735.5)
                                                                         ----------       -----------     ----------
                                                                            3,357.3           3,371.6        3,690.1
  Less unearned restricted stock and value of 15,602,138,
    17,184,831 and 18,089,367 common shares held
    in Employee Equity Fund                                                  (264.9)           (462.8)        (559.9)
                                                                         ----------       -----------     ----------
        Total common stockholders' equity                                   3,092.4           2,908.8        3,130.2
                                                                         ----------       -----------     ----------
                                                                         $ 13,115.3       $  12,146.1     $ 13,536.9
                                                                         ----------       -----------     ----------
                                                                         ----------       -----------     ----------

--------------------------------------------------------------------------------

See notes to the condensed consolidated financial statements.

                         CONAGRA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)
                                   (unaudited)

--------------------------------------------------------------------------------

                                                                                        THIRTY-NINE WEEKS ENDED
                                                                                     FEBRUARY 27,     FEBRUARY 28,
                                                                                          2000             1999
                                                                                        ---------        ---------
  Cash flows from operating activities:
  Net income                                                                            $   432.5        $   499.7
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and other amortization                                                 339.7            321.1
        Goodwill amortization                                                                47.8             51.7
        Restructuring/impairment charges and other restructuring-related
          charges (includes accelerated depreciation)                                       236.1              -
        Other noncash items (includes nonpension postretirement benefits)                    60.6             66.1
        Change in assets and liabilities before effects
          from business acquisitions                                                     (2,052.9)        (1,804.1)
                                                                                        ---------        ---------
           Net cash flows from operating activities                                        (936.2)          (865.5)
                                                                                        ---------        ---------
  Cash flows from investing activities:
    Additions to property, plant and equipment                                             (333.8)          (439.9)
    Payment for business acquisitions                                                      (374.8)          (401.4)
    Sale of businesses and property, plant and equipment                                     46.0             13.3
    Notes receivable and other items                                                        (31.6)             4.4
                                                                                        ---------        ---------
           Net cash flows from investing activities                                        (694.2)          (823.6)
                                                                                        ---------        ---------

  Cash flows from financing activities:
    Net short-term borrowings                                                             1,553.5          1,793.1
    Proceeds from issuance of long-term debt                                                 71.4            595.2
    Repayment of long-term debt                                                             (16.8)          (495.9)
    Cash dividends paid                                                                    (278.6)          (240.8)
    Cash distributions of pooled companies                                                    -               (1.2)
    Employee Equity Fund stock transactions                                                   -                7.0
    Other items                                                                             255.5            (53.8)
                                                                                        ---------        ---------
           Net cash flows from financing activities                                       1,585.0          1,603.6
                                                                                        ---------        ---------
  Net change in cash and cash equivalents                                                   (45.4)           (85.5)
  Cash and cash equivalents at beginning of period                                           62.8            108.4
                                                                                        ---------        ---------
  Cash and cash equivalents at end of period                                            $    17.4        $    22.9
                                                                                        ---------        ---------
                                                                                        ---------        ---------

-------------------------------------------------------------------------------

See notes to the condensed consolidated financial statements.

                         CONAGRA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THIRTY-NINE WEEKS ENDED FEBRUARY 27, 2000
                         (COLUMNAR DOLLARS IN MILLIONS)


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

2.   OPERATION OVERDRIVE

     During the fourth quarter of fiscal 1999, the Company approved a 36-month restructuring plan in connection with its previously announced initiative, "Operation Overdrive." The restructuring plan is aimed at eliminating overcapacity, streamlining operations and improving profitability through margin improvement and expense reductions. The total pre-tax charge of the plan is presently estimated at $880 million, with a pre-tax charge recorded to date of $676.9 million. In accordance with generally accepted accounting principles, the remaining cost will be recognized when employees are notified of separation or when appropriate restructuring plan costs result in accruable expenses.

     Of the $676.9 million recognized to date, $440.8 million ($337.9 million net of tax) was recognized in fiscal 1999, $47.1 million ($29.2 million net of tax) was recognized in the first quarter of fiscal 2000, $104.4 million ($64.7 million net of tax) was recognized in the second quarter of fiscal 2000, and the remaining $84.6 million ($52.5 million net of tax) was recognized in the third quarter of fiscal 2000. Fiscal 2000 third quarter charges were as follows:

                                             Packaged  Refrigerated   Agricultural
                                               Foods     Foods           Products       Total
                                              -------   -------           ------       -------
Accelerated depreciation                      $  37.1   $   1.3           $    -      $  38.4
Inventory markdowns                                .4       3.2              4.1          7.7
Restructuring plan implementation costs           4.0       5.1              1.7         10.8
Restructuring/Impairment charges                 10.5       2.1             15.1         27.7
                                              -------   -------           ------       -------
                Total                         $  52.0   $  11.7          $  20.9      $  84.6
                                              -------   -------           ------       -------
                                              -------   -------           ------       -------

     For the thirty-nine weeks ended February 27, 2000, the Company has recognized $236.1 million ($146.4 million net of tax) for restructuring/impairment charges and other restructuring-related charges as follows:

                                                     Packaged  Refrigerated      Agricultural
                                                       Foods       Foods           Products       Total
                                                      -------     -------           ------       -------
         Accelerated depreciation                    $  104.5    $   10.2         $    -        $  114.7
         Inventory markdowns                             15.0         3.2             23.2          41.4
         Restructuring plan implementation costs          6.7         9.5              2.4          18.6
         Restructuring/Impairment charges                23.1        14.8             23.5          61.4
                                                      -------     -------           ------       -------
                         Total                       $  149.3    $   37.7         $   49.1      $  236.1
                                                      -------     -------           ------       -------
                                                      -------     -------           ------       -------

     The third quarter and year-to date charges are reflected in the Company's Consolidated Statements of Earnings as follows: accelerated depreciation of $19.6 million and $84.4 million, respectively, is included in cost of goods sold; accelerated depreciation of $18.8 million and $30.3 million, respectively, is included in selling, administrative and general expenses; inventory markdowns are included in cost of goods sold; plan implementation costs (primarily third-party consulting costs) are included in selling, administrative and general expenses; and restructuring/impairment charges are reflected as such and result from asset impairments, employee related costs and contractual termination costs.

     Certain assets to be disposed of that are not immediately removed from operations are depreciated on an accelerated basis over their remaining useful lives. Inventory markdowns represent losses on the carrying value of non-strategic inventory resulting from the closure of facilities and discontinuation of certain products.

     In association with the restructuring plan, the Company has, to date, closed a total of 13 production facilities, 70 non-production locations (e.g., storage, distribution, administrative, etc.) and sold nine non-core businesses. The historical operating results and gains/losses associated with sold businesses or facilities were not material.

     Approximately 7,000 employee separations will occur as a result of the restructuring plan, primarily in manufacturing and operating facilities. This total represents an increase of approximately 300 individuals from the original estimate, and results from updated estimates associated with existing restructuring initiatives. In addition, other exit costs (consisting of lease termination and other contractual termination costs) will occur as a result of the restructuring plan. Such activity recognized to date is as follows:

                                                          Severance               Other Exit
                                                   Amount         Headcount          Costs
                                                   --------       ---------        ----------
         Fiscal 1999 activity:
            Charges to income                      $   45.1           3,160        $    7.3
            Utilized                                   (6.1)           (260)              -
                                                   --------       ---------        ----------
            Balance, May 30, 1999                      39.0           2,900             7.3
         Fiscal 2000 activity, to date:
            Charges to income                          23.4           2,340            15.2
            Utilized                                  (33.7)         (4,130)          (12.4)
                                                   --------       ---------        ----------
            Balance, February 27, 2000             $   28.7           1,110        $   10.1
                                                   --------       ---------        ----------
                                                   --------       ---------        ----------

3.   INCOME PER SHARE

     The following table reconciles the income and average share amounts used to compute both basic and diluted income per share (amounts in millions):

                                                                      THIRTEEN WEEKS ENDED       THIRTY-NINE WEEKS ENDED
                                                                    -------------------------   -------------------------
                                                                    FEB. 27,      FEB. 28,      FEB. 27,      FEB. 28,
                                                                       2000          1999          2000          1999
                                                                    -----------   -----------   -----------   -----------
         NET INCOME                                                 $     143.4   $     171.4   $     432.5   $     499.7
                                                                    -----------   -----------   -----------   -----------
                                                                    -----------   -----------   -----------   -----------
         INCOME PER SHARE - BASIC

           Weighted average shares outstanding - basic                    476.5         470.8         475.3         469.8
                                                                    -----------   -----------   -----------   -----------
                                                                    -----------   -----------   -----------   -----------
         INCOME PER SHARE - DILUTED
           Weighted average shares outstanding - basic                    476.5         470.8         475.3         469.8
           Add shares contingently issuable upon
             exercise of stock options                                      2.3           7.8           3.4           7.2
                                                                    -----------   -----------   -----------   -----------
           Weighted average shares outstanding - diluted                  478.8         478.6         478.7         477.0
                                                                    -----------   -----------   -----------   -----------
                                                                    -----------   -----------   -----------   -----------

4.       INVENTORIES

         The major classes of inventories are as follows:

                                                                  FEB. 27,          MAY 30,           FEB. 28,
                                                                    2000             1999               1999
                                                                ------------     ------------       ------------
         Hedged commodities                                     $    1,290.7     $    1,306.2       $    1,308.5
         Food products and livestock                                 1,382.4          1,144.7            1,321.5
         Agricultural chemicals, fertilizer and feed                   788.5            597.4              682.1
         Other, principally ingredients and supplies                   775.1            591.6              696.4
                                                                ------------     ------------       ------------
                                                                $    4,236.7     $    3,639.9       $    4,008.5
                                                                ------------     ------------       ------------
                                                                ------------     ------------       ------------

5.   CONTINGENCIES

     In fiscal 1991, ConAgra acquired Beatrice Company ("Beatrice"). As a result of the acquisition and the significant pre-acquisition contingencies of the Beatrice businesses and its former subsidiaries, the consolidated post-acquisition financial statements of ConAgra reflect significant liabilities associated with the estimated resolution of these contingencies. These include various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by ConAgra. The environmental proceedings include litigation and administrative proceedings involving Beatrice's status as a potentially responsible party at 42 Superfund, proposed Superfund or state-equivalent sites. Beatrice has paid or is in the process of paying its liability share at 37 of these sites. Substantial reserves for these matters have been established based on the Company's best estimate of its undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of Beatrice and other potentially responsible parties and its experience in remediating sites.

     ConAgra is a party to a number of other lawsuits and claims arising out of the operation of its businesses. After taking into account liabilities recorded for all of the foregoing matters, management believes the ultimate resolution of such matters should not have a material adverse effect on ConAgra's financial condition, results of operations or liquidity.

6.   ACQUISITIONS

     On January 3, 2000, ConAgra acquired Seaboard Farms, the poultry division of Seaboard Corporation, for approximately $360 million. Seaboard Farms produces and markets value-added poultry products primarily to foodservice customers and has annual sales of approximately $480 million. The acquisition was accounted for as a purchase.

7.   BUSINESS SEGMENTS

     The Company has three segments, which are organized based upon similar economic characteristics and the similarity of products and services offered, the nature of production processes, the type or class of customer and distribution methods. Packaged Foods includes companies that produce shelf-stable and frozen foods. Refrigerated Foods includes companies that produce and market branded processed meats, beef, pork, chicken and turkey. Both the Packaged Foods and Refrigerated Foods segments market products in retail and foodservice channels. Agricultural Products includes companies involved in distribution of agricultural inputs and procurement, processing, trading and distribution of commodity food ingredients and agricultural commodities.

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

                                                                                       THIRTEEN WEEKS ENDED
                                                                                    FEBRUARY 27,      FEBRUARY 28,
                                                                                        2000              1999
                                                                                   ------------      ------------
         Sales to unaffiliated customers
           Packaged Foods                                                          $    1,920.0      $    1,894.6
           Refrigerated Foods                                                           3,046.0           2,808.9
           Agricultural Products                                                          831.8             989.8
                                                                                   ------------      ------------
           Total                                                                   $    5,797.8      $    5,693.3
                                                                                   ------------      ------------
                                                                                   ------------      ------------
         Intersegment sales
           Packaged Foods                                                          $        9.9      $        4.1
           Refrigerated Foods                                                              97.5              55.1
           Agricultural Products                                                           47.6              43.0
                                                                                   ------------      ------------
                                                                                          155.0             102.2
           Intersegment elimination                                                      (155.0)           (102.2)
                                                                                   ------------      ------------
           Total                                                                   $         -       $         -
                                                                                   ------------      ------------
                                                                                   ------------      ------------
         Net sales
           Packaged Foods                                                          $    1,929.9      $    1,898.7
           Refrigerated Foods                                                           3,143.5           2,864.0
           Agricultural Products                                                          879.4           1,032.8
           Intersegment elimination                                                      (155.0)           (102.2)
                                                                                   ------------      ------------
           Total                                                                   $    5,797.8      $    5,693.3
                                                                                   ------------      ------------
                                                                                   ------------      ------------
         Operating profit*
           Packaged Foods                                                          $      238.3      $      267.4
           Refrigerated Foods                                                              98.7              83.7
           Agricultural Products                                                           47.0              76.9
                                                                                   ------------      ------------
           Total operating profit                                                         384.0             428.0

           Interest expense                                                                80.3              88.0
           General corporate expenses                                                      56.5              43.8
           Goodwill amortization                                                           15.9              17.5
                                                                                   ------------      ------------
         Income before tax                                                         $      231.3      $      278.7
                                                                                   ------------      ------------
                                                                                   ------------      ------------

* Thirteen weeks ended February 27, 2000 includes before-tax restructuring/ impairment charges and other restructuring-related charges of $84.6 million. The charges were included in operating profit as follows: $52.0 million in Packaged Foods; $11.7 million in Refrigerated Foods; and $20.9 million in Agricultural Products.

                                                                                       THIRTY-NINE WEEKS ENDED
                                                                                    FEBRUARY 27,      FEBRUARY 28,
                                                                                       2000              1999
                                                                                   ------------      ------------
         Sales to unaffiliated customers
           Packaged Foods                                                          $    5,743.9      $    5,580.8
           Refrigerated Foods                                                           9,276.9           8,589.2
           Agricultural Products                                                        3,973.5           4,411.1
                                                                                   ------------      ------------
           Total                                                                   $   18,994.3      $   18,581.1
                                                                                   ------------      ------------
                                                                                   ------------      ------------
         Intersegment sales
           Packaged Foods                                                          $       34.5      $       29.2
           Refrigerated Foods                                                             221.7             166.5
           Agricultural Products                                                          140.3             193.5
                                                                                   ------------      ------------
                                                                                          396.5             389.2
           Intersegment elimination                                                      (396.5)           (389.2)
                                                                                   ------------      ------------
           Total                                                                   $         -       $         -
                                                                                   ------------      ------------
                                                                                   ------------      ------------
         Net sales
           Packaged Foods                                                          $    5,778.4      $    5,610.0
           Refrigerated Foods                                                           9,498.6           8,755.7
           Agricultural Products                                                        4,113.8           4,604.6
           Intersegment elimination                                                      (396.5)           (389.2)
                                                                                   ------------      ------------
           Total                                                                   $   18,994.3      $   18,581.1
                                                                                   ------------      ------------
                                                                                   ------------      ------------

         Operating profit*
           Packaged Foods                                                          $      645.0      $      730.7
           Refrigerated Foods                                                             332.1             261.9
           Agricultural Products                                                          195.4             274.4
                                                                                   ------------      ------------
           Total operating profit                                                       1,172.5           1,267.0

           Interest expense                                                               233.9             255.4
           General corporate expenses                                                     193.2             147.4
           Goodwill amortization                                                           47.8              51.7
                                                                                   ------------      ------------
         Income before tax                                                         $      697.6      $      812.5
                                                                                   ------------      ------------
                                                                                   ------------      ------------

* Thirty-nine weeks ended February 27, 2000 includes before-tax restructuring/impairment charges and other restructuring-related charges of $236.1 million. The charges were included in operating profit as follows: $149.3 million in Packaged Foods; $37.7 million in Refrigerated Foods; and $49.1 million in Agricultural Products.

                         CONAGRA, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and operating results for the periods included in the accompanying condensed consolidated financial statements. Results for the thirteen and thirty-nine week periods ended February 27, 2000 are not necessarily indicative of results that may be attained in the future.

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

OPERATION OVERDRIVE

During fiscal 1999, ConAgra commenced an initiative ("Operation Overdrive") to improve financial results by aligning the Company's resources by customer channel, eliminate duplicative costs and capital, and increase investment in market position. A major focus of Operation Overdrive is to ensure that each of ConAgra's operating companies works together to increase the level of sales captured internally. Year-to-date, total sales between ConAgra operating companies (both intersegment and intrasegment sales) have increased by approximately $150 million, or 21.3 percent, over the same period in the prior fiscal year.

In the fourth quarter of fiscal 1999, as part of Operation Overdrive, the Company announced a restructuring plan covering a 36-month period aimed at consolidating capacity, streamlining operations and improving profitability through margin improvement and expense reductions. The total pre-tax charge of the plan is presently estimated at $880 million. Pretax savings associated with the Company's restructuring plan are currently projected to be approximately $460 million during the plan's first three years ($95 million in fiscal 2000, $155 million in fiscal 2001, and $210 million in fiscal 2002). These planned savings are primarily a result of reducing duplicative efforts, lowering employee-related expense, and reducing future depreciation and amortization costs. Accordingly, the Company anticipates these savings will positively impact the Company's "cost of goods sold" and "selling, administrative and general" line items within its Consolidated Statements of Earnings.

In connection with its 36-month restructuring plan, the Company anticipates incurring cash expenses of $195 million, offset partially by approximately $70 million in cash proceeds from business and facility dispositions. The Company expects to fund this $125 million pre-tax net cash outlay through cash generated by its ongoing operations. The approximate pre-tax net cash outlay, by year of associated expense, is as follows (dollars in millions):

          1999          $     36
          2000                42
          2001                38
          2002                 9
                        --------
          Total         $    125
                        --------
                        --------

Net cash outlays associated with the restructuring plan were previously estimated to be $90 million over the 36-month restructuring plan. The increase is primarily due to a decrease in the estimated proceeds from asset dispositions, coupled with additional costs associated with existing restructuring initiatives.

During the third quarter of fiscal 2000, the Company recognized restructuring/impairment charges and other restructuring-related costs ("restructuring charges") of $84.6 million ($52.5 million net of tax), bringing total restructuring charges recorded from fiscal 1999 to date to $676.9 million ($484.3 million net of tax). Of the $84.6 million charge recognized in the third quarter, $26.3 million will require cash expenditures resulting from contractual terminations, employee-related costs and third-party consulting costs. The remaining $58.3 million are non-cash charges resulting from asset impairments, accelerated depreciation and inventory markdowns associated with the Company's restructuring plan.

For fiscal 2000 year-to date, the Company recognized restructuring charges of $236.1 million ($146.4 million net of tax). Of the $236.1 million charge, $57.2 million will require cash expenditures resulting from contractual terminations, employee-related costs and third-party consulting costs. The remaining $178.9 million are non-cash charges resulting from asset impairments, accelerated depreciation and inventory markdowns associated with the Company's restructuring plan.

In association with the restructuring plan, the Company has, to date, closed a total of 13 production facilities, 70 non-production locations (e.g., storage, distribution, administrative, etc.) and sold nine non-core businesses. The historical operating results and gains/losses associated with sold businesses or facilities were not material.

The Company recorded net income of $143.4 million or $.30 diluted income per share for the third quarter of fiscal 2000. Excluding restructuring charges, the Company's net income was $195.9 million or $.41 diluted income per share. Accordingly, the after-tax effect of restructuring charges on the Company's third quarter of fiscal 2000 was $52.5 million or $.11 diluted income per share.

Fiscal 2000 year-to date, the Company recorded net income of $432.5 million or $.90 diluted income per share. Excluding restructuring charges, the Company's net income was $578.9 million or $1.21 diluted income per share. Accordingly, the after-tax effect of restructuring charges for fiscal 2000 year-to date was $146.4 million or $.31 diluted income per share.

FINANCIAL CONDITION

ConAgra's earnings are generated principally from its capital investment, which consists of working capital (current assets less current liabilities) plus all noncurrent assets. Capital investment is financed with stockholders' equity, long-term debt and other noncurrent liabilities.

Capital investment increased $288.9 million, or 4.3 percent, compared to May 30, 1999. Working capital increased $198.9 million, and noncurrent assets increased $90.0 million. The increase in working capital was primarily caused by normal seasonal increases in accounts receivable and inventory which were partially funded by short-term debt, as well as current year acquisitions.

Year-to-date, ConAgra has invested $333.8 million in property, plant and equipment compared to $439.9 million for the same period in fiscal 1999. The decrease of $106.1 million, or 24.1 percent, is reflective of the Company's ongoing efforts to critically analyze its capital expenditure process. Year-to-date, investments in business acquisitions were $374.8 million as compared to $401.4 million for the same period in fiscal 1999.

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

                                                        THIRTEEN WEEKS ENDED              THIRTY-NINE WEEKS ENDED
                                                  FEB. 27, 2000 AND FEB. 28, 1999    FEB. 27, 2000 AND FEB. 28, 1999
                                                  -------------------------------    -------------------------------
                                                       POST-            PRE-              POST-            PRE-
                                                   RESTRUCTURING    RESTRUCTURING     RESTRUCTURING    RESTRUCTURING
                                                   DOLLAR CHANGE    DOLLAR CHANGE     DOLLAR CHANGE    DOLLAR CHANGE
                                                   -------------    -------------     -------------    -------------
Net sales                                            $     104.5     $     104.5        $     413.2     $     413.2

Costs and expenses
  Cost of goods sold                                        94.0            66.7              308.4           182.6
  Selling, administrative and general expenses              37.9             8.3              179.8           130.9
  Interest expense                                          (7.7)           (7.7)             (21.5)          (21.5)
  Restructuring/Impairment charges                          27.7             -                 61.4             -
                                                   -------------    -------------     -------------    -------------
                                                           151.9            67.3              528.1           292.0
                                                   -------------    -------------     -------------    -------------
Income before income taxes                                 (47.4)           37.2             (114.9)          121.2
Income taxes                                               (19.4)           12.7              (47.7)           42.0
                                                   -------------    -------------     -------------    -------------

Net income                                           $     (28.0)    $      24.5        $     (67.2)    $      79.2
                                                   -------------    -------------     -------------    -------------
                                                   -------------    -------------     -------------    -------------
Income per share - basic                             $      (.06)    $       .05        $      (.15)    $       .16
                                                   -------------    -------------     -------------    -------------
                                                   -------------    -------------     -------------    -------------
Income per share - diluted                           $      (.06)    $       .05        $      (.15)    $       .16
                                                   -------------    -------------     -------------    -------------
                                                   -------------    -------------     -------------    -------------

In ConAgra's Packaged Foods segment, third quarter sales increased 1.3 percent to $1,920.0 million. Operating profit decreased 10.9 percent to $238.3 million, down from last year's third quarter operating profit of $267.4 million. Excluding restructuring charges, operating profit increased 8.6 percent, or $22.9 million. For the first nine months, sales increased 2.9 percent to $5,743.9 million. Operating profit decreased 11.7 percent to $645.0 million from last year's first nine months operating profit of $730.7 million. Excluding restructuring charges, the segment's operating profit increased 8.7 percent, or $63.6 million. The segment's third quarter and first nine months operating profit improvement, excluding restructuring charges, were primarily driven by strong year-to-year performance improvement in ConAgra's foodservice and grocery products units.

In the Company's Refrigerated Foods segment, third quarter sales increased 8.4 percent to $3,046.0 million. Operating profit for the quarter increased 17.9 percent to $98.7 million from $83.7 million in fiscal 1999's third quarter. Excluding restructuring charges, operating profit increased 31.9 percent, or $26.7 million. For the first nine months sales increased 8.0 percent, and operating profit increased 26.8 percent to $332.1 million from $261.9 million. Excluding restructuring charges, operating profit for the segment's first nine months increased 41.2 percent, or $107.9 million. The segment's beef, pork and prepared meats units achieved sales and operating profit increases for both the third quarter and first nine months of fiscal 2000, and were the primary drivers of the segment's improved performance over the same period in fiscal 1999.

In ConAgra's Agricultural Products segment, third quarter sales decreased 16.0 percent to $831.8 million. Operating profit decreased 38.9 percent from $76.9 million to $47.0 million for the quarter. Excluding restructuring charges, operating profit decreased 11.7 percent, or $9.0 million. For the first nine months sales in this segment decreased 9.9 percent, and operating profit decreased 28.8 percent from $274.4 million to $195.4 million. Excluding restructuring charges, the segment's first nine months operating profit decreased 10.9 percent, or $29.9 million. The segment's results were negatively impacted by low grain prices and volumes.

For the Company in total, net income was $143.4 million for the third quarter, while diluted earnings per share was $.30, a decrease of $.06 from the third quarter of fiscal 1999. Excluding restructuring charges, net income was $195.9 million, while diluted earnings per share was $.41, an increase of $.05, as compared to prior year's third quarter. Interest expense for the third quarter decreased by $7.7 million, or 8.8 percent, as compared to the third quarter of fiscal 1999 due to the Company carrying lower short-term debt balances.

For the first nine months of fiscal 2000, ConAgra's net income was $432.5 million, while diluted earnings per share was $.90, a decrease of $.15 as compared to the first nine months of fiscal 1999. Excluding restructuring charges, net income was $578.9 million, while diluted earnings per share was $1.21, an increase of $.16 as compared to the first nine months of fiscal 1999. As compared to the first nine months of fiscal 1999, selling, administrative and general expenses, excluding restructuring charges, increased $130.9 million, or
6.7 percent, due in part to an increase in advertising and promotion costs and information systems' integration costs. Interest expense for the first nine months of fiscal 2000 decreased by $21.5 million, or 8.4 percent, as compared to the first nine months of fiscal 1999 due to the Company carrying lower short-term debt balances.

                         CONAGRA, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the thirty-nine weeks ended February 27, 2000. For additional information, refer to pages 38 through 40 of the Company's 1999 Annual Report to Stockholders, incorporated by reference into the Company's annual report on Form 10-K for the fiscal year ended May 30, 1999.

                         CONAGRA, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits

          12 - Statement regarding computation of ratio of earnings to fixed charges

          27 - Financial Data Schedule

     (B) Reports on Form 8-K

          There were no reports on Form 8-K filed during the quarter covered by this report.


                                             CONAGRA, INC.

                                             By:

                                              /s/ James P. O'Donnell
                                             -----------------------------
                                             James P. O'Donnell
                                             Executive Vice President,
                                             Chief Financial Officer and
                                             Corporate Secretary

                                             By:

                                              /s/ Jay D. Bolding
                                             -----------------------------
                                             Jay D. Bolding
                                             Vice President and Controller

Dated this 11th day of April, 2000.

                         CONAGRA, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX


     EXHIBIT                       DESCRIPTION                          PAGE



        12          Statement regarding computation of ratio of          19
                    earnings to fixed charges

        27          Financial Data Schedule                              20