Form 10-K
period 2000-05-28
CONAGRA INC /DE/
filed 2000-08-25
CIK 23217

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
    [x]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended MAY 28, 2000

                                       OR

    [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________

                           Commission File No. 1-7275

                                  CONAGRA, INC.
              -----------------------------------------------------
             (Exact name of registrant, as specified in its charter)

A Delaware Corporation                                                47-0248710
----------------------                                  ------------------------
(State of incorporation or other jurisdiction           (I.R.S. Employer Number)
of incorporation or organization)

One ConAgra Drive
Omaha, Nebraska                                                       68102-5001
----------------------                                  ------------------------
(Address of principal executive office)                               (Zip Code)

Registrant's telephone number, including area code                (402) 595-4000
                                                                   -------------

Securities registered pursuant to section 12(b) of the Act:
                                                           Name of each exchange
Title of each class                                          on which registered
----------------------                                  ------------------------
Common Stock, $5.00 par value                            New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:
-----------------------------------------------------------
None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes __X__                 No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At July 31, 2000, 492,326,241 common shares were outstanding. The aggregate market value of the voting common stock of ConAgra, Inc. held by non-affiliates on July 31, 2000, was approximately $10.1 billion.

Documents incorporated by reference are listed on page 2.

                       Documents Incorporated by Reference

1. Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended May 28, 2000 are incorporated into Part I, Item 1; Part II, Items 5, 7, 7A and 8; and Part IV, Item 14.

2. Portions of the Registrant's definitive Proxy Statement filed for Registrant's 2000 Annual Meeting of Stockholders are incorporated into
       Part III, Items 10, 11, 12, and 13.

                                     PART I

This Form 10-K report contains certain forward-looking statements, including such statements in the documents incorporated herein by reference. The statements reflect management's current views and estimates of future economic circumstances, industry conditions, Company performance and financial results. The statements are based on many assumptions and factors including availability and prices of raw materials, product pricing, competitive environment and related market conditions, operating efficiencies, access to capital and actions of governments. Any changes in such assumptions or factors could produce significantly different results.

ITEM 1. BUSINESS

a)     General Development of Business

       Nebraska Consolidated Mills Company, which was originally incorporated in Nebraska on September 29, 1919, changed its name to ConAgra, Inc. ("ConAgra" or the "Company") on February 25, 1971, and since December 5, 1975, has been incorporated in Delaware.

       Acquisitions have contributed substantially to ConAgra's sales and earnings growth, both in the years of acquisition and in subsequent years. Major acquisitions have included United Agri Products, Banquet Foods, Country Pride Foods, Peavey Company, Monfort of Colorado, Morton, Chun King and Patio frozen foods businesses, SIPCO (formerly Swift Independent Packing Company), the assets of Armour Food Company, Pillsbury's grain merchandising business, eight U.S. flour mills acquired from International Multifoods, Beatrice Company, the assets of Elders' beef, malt and wool businesses in Australia, Golden Valley Microwave Foods, Universal Frozen Foods, MC Retail Foods, Van Camp's canned bean and Wolf Brand Chili businesses, Canada Malting Company, Gilroy Foods, GoodMark Foods, Nabisco's margarine and egg alternative businesses, and Seaboard Poultry.

       On August 24, 2000, ConAgra acquired International Home Foods for approximately 41 million shares of ConAgra common stock and $825 million cash and the assumption of approximately $1.3 billion in International Home Foods' debt. International Home Foods' significant established brands include Chef Boyardee pasta products, PAM cooking spray, Bumble Bee seafood and Gulden's mustard.

b)     Financial Information about Reporting Segments

       The Company's businesses are classified into three reporting segments:
       Packaged Foods, Refrigerated Foods and Agricultural Products. The contributions of each industry segment to net sales and operating profit, and the identifiable assets attributable to each industry segment set forth in Note 19 "Business Segments and Related Information" on pages 53 through 55 of the Company's 2000 Annual Report to Stockholders are incorporated herein by reference.

c)     Narrative Description of Business

       General

       ConAgra is one of the world's largest food companies. The Company competes in multiple segments of the food business and focuses on adding value for customers in the retail food, foodservice, and agricultural product channels.

       ConAgra's reporting segments are described below. The ConAgra companies and locations, including distribution facilities, within each reporting segment are described in Item 2.

       Packaged Foods

       In its Packaged Foods segment, ConAgra produces shelf-stable foods, frozen foods, dairy case products, and foodservice products for retail, foodservice and specialty markets.

       Shelf-stable products include tomato products, cooking oils, popcorn, soup, puddings, meat snacks, canned beans, canned pasta, canned chili, cocoa mixes, and peanut butter. Shelf-stable major brands include Hunt's, Healthy Choice, Wesson, Orville Redenbacher's, Slim Jim, Act II, Peter Pan, Van Camp's, Beanee Weenee, Manwich, Hunt's Snack Pack, Swiss Miss, Knott's Berry Farm, Chun King, La Choy, Gebhardt, Wolf Brand, Pemican, Penrose, and Andy Capp's.

       Frozen foods' products include dinners, entrees, snacks, ice cream, and seafood. Frozen food major brands include Healthy Choice, Banquet, Marie Callender's, Kid Cuisine, MaMa Rosa's, Papa G's, Gilardi's, The Max, Morton, Patio, Chun King, and La Choy.

       Dairy case products include tablespreads, cheeses, egg alternatives and dessert toppings. Dairy case major brands include Parkay, Blue Bonnet, Fleischmann's, Move Over Butter, Egg Beaters, Healthy Choice, County Line, Reddi-wip, and Treasure Cave.

       Foodservice products include potato products, ethnic food products, hand-held dough-based products and other products primarily for foodservice markets. Foodservice major brands are Lamb Weston, Fernando's, Casa de Oro, Holly Ridge, and Rosarita.

       Refrigerated Foods

       In its Refrigerated Foods segment, ConAgra produces and markets fresh and branded processed meats, beef and pork products, chicken, and turkey products for retail, foodservice, institutional and specialty markets.

       The processed meat products include hot dogs, bacon, ham, sausages, cold cuts, turkey products and kosher products. Fresh meat products include beef, pork and lamb. The poultry businesses include chicken and turkey products.

       Refrigerated Foods' major brands include Armour, Butterball, Cook's, Country Pride, Decker, Monfort, Eckrich, Healthy Choice, To-Ricos, Texas BBQ, Ready Crisp, Hebrew National, Brown 'N Serve, Golden Star, National Deli and Swift Premium. In addition, the Company owns Australia Meat Holdings Pty Ltd., a major Australian beef processor and exporter.

       Agricultural Products

       Through its Agricultural Products segment, ConAgra distributes crop protection chemicals, fertilizers, seeds and information systems at wholesale and retail levels. Major agricultural brands include Clean Crop, ACA, Awaken, mPower(3) (e-merge), Savage, Shotgun, Saber, Signature, and Loveland Industries. ConAgra markets these agricultural products in Argentina, Bolivia, Canada, Chile, Ecuador, France, Peru, South Africa, Taiwan, United Kingdom, United States, and Zimbabwe.

       In the food ingredients sector, ConAgra primarily processes and distributes ingredients for food and beverage products and meat and poultry production. The ingredient processing businesses include flour milling, specialty food ingredients and manufacturing, oat and corn milling, dry edible bean processing and merchandising, and barley malting. ConAgra also markets bulk agricultural commodities throughout the world through its grain procurement and merchandising, food-related commodity trading and commodity services.

       The Agricultural Products businesses experience some seasonality. This seasonality coincides with normal agricultural growing seasons.

       The following comments pertain to each of the Company's reporting segments.

       ConAgra is a food company that operates in many different areas of the food business, from basic agricultural inputs to production and sale of branded consumer products. As a result, ConAgra uses many different raw materials, the bulk of which are commodities. Raw materials are generally available from several different sources and ConAgra presently believes that it can obtain these as needed.

       The Company experiences intense competition for sales of its principal products in its major markets. The Company's products compete with widely advertised, well-known, branded products, as well as private label products. The Company has major competitors in all of its reporting segments.

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

       ConAgra and its subsidiaries have more than 85,000 employees, primarily in the United States.

d)     Foreign Operations

       The information, with respect to foreign operations, set forth in Note 19 "Business Segments and Related Information" on pages 53 through 55 of the Company's 2000 Annual Report to Stockholders is incorporated herein by reference.

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

Most principal manufacturing facilities are held in fee. However, certain parcels of land, machinery and buildings, and substantially all of ConAgra's transportation equipment used in its processing and merchandising operations, are leased.

PACKAGED FOODS

CONAGRA FROZEN PREPARED FOODS
Headquarters in Omaha, Nebraska.

     CONAGRA FROZEN FOODS
     Headquarters and Corporate sales office in Omaha, Nebraska. Six plants in Arkansas, Iowa, Missouri and Virginia. Two broiler growing and processing complexes in Arkansas. Product development facility in Omaha, Nebraska.

     GILARDI FOODS
     Headquarters and sales office in Sidney, Ohio.
     Three processing plants in Ohio and Oklahoma.

CONAGRA GROCERY PRODUCTS COMPANIES
Headquarters in Irvine, California.

     CONAGRA GROCERY PRODUCTS COMPANY
     Headquarters in Irvine, California.
     Product development facility in Irvine. 13 manufacturing plants, 8 distribution centers and over 20 grocery and foodservice sales offices serving the U.S. and Canada:

         CONAGRA GROCERY PRODUCTS COMPANY INTERNATIONAL

         CONAGRA GROCERY PRODUCTS COMPANY-GROCERY BRANDS

         HUNT-WESSON FOODSERVICE COMPANY

         HUNT-WESSON GROCERY PRODUCTS SALES COMPANY

     CONAGRA FOODS LTD.
     Headquarters in Manchester, England. Manufacturer of microwave meals and snacks, supplying UK and other European countries.

     GOLDEN VALLEY MICROWAVE FOODS
     Headquarters in Edina, Minnesota.
     Six plants in Iowa, Minnesota and Ohio. Popcorn storage warehouse in Nebraska, product development facility in Eden Prairie, Minnesota and microwave packaging production facility in Maple Grove, Minnesota.

     GOODMARK FOODS, INC.
     Headquarters in Raleigh, North Carolina
     Manufacturer of branded meat snacks, specialty snacks and other convenient food products, supplying mass-merchandisers, vending machines and grocery, drug, club, convenience and video stores. Plants in North Carolina, Pennsylvania and California.

CONAGRA FOODSERVICE COMPANY
Headquarters in Boise, Idaho

     LAMB-WESTON, INC.
     Headquarters in Tri-Cities, Washington.
     13 plants in Idaho, Oregon, Washington, Minnesota (50-percent owned) and Alberta, Canada. Three plants in The Netherlands (50-percent owned) and one plant in Turkey (50-percent owned). Product development facility in Richland, Washington. International business development center in Boise, Idaho.

     FERNANDO'S FOODS CORPORATION
     Headquarters in Los Angeles, California
     One Mexican food processing facility in California.

     CASA DE ORO
     Headquarters in Omaha, Nebraska
     Flour and corn tortilla processing facilities in Nebraska and Kentucky.

     CONAGRA SIGNATURE MEATS GROUP
     Headquarters in Greeley, Colorado

         CHOICE ONE FOODS
         Headquarters in Los Angeles, California
         One meat processing facility in California

         CONAGRA SIGNATURE MEATS - MONTGOMERY
         Headquarters in Montgomery, Alabama
         One meat processing facility in Alabama

         CONAGRA SIGNATURE MEATS - ORLANDO
         Headquarters in Sanford, Florida
         One meat processing facility in Florida

         CONAGRA SIGNATURE MEATS- SAN ANTONIO
         Headquarters in San Antonio, Texas
         One meat processing facility in Texas

         ZOLL FOODS
         Headquarters in South Holland, Illinois
         One meat processing facility in Illinois

     CONAGRA SEAFOOD COMPANIES

         SINGLETON SEAFOOD
         Headquarters in Tampa, Florida
         One seafood processing facility in Florida.

         MERIDIAN PRODUCTS
         Headquarters in Santa Fe Springs, California
         Seafood trading company with facilities in New Jersey, Texas and Washington.

         O'DONNELL-USEN U.S.A.
         Headquarters and sales office in Tampa, Florida.

DAIRY CASE
Headquarters in Indianapolis, Indiana

     BEATRICE CHEESE COMPANY
     Headquarters in Indianapolis, Indiana.
     Six facilities located in six states include natural cheese manufacturing, direct and indirect retail sales, foodservice sales, cheese importing and aerosol.

     BEATRICE FOODS
     Headquarters in Indianapolis, Indiana
     Two facilities in two states include margarine and egg product manufacturing, direct and indirect retail sales and foodservice sales.


REFRIGERATED FOODS

PROCESSED MEATS COMPANIES
Headquarters in Downers Grove, Illinois.

     ARMOUR SWIFT-ECKRICH
     Product development in Downers Grove and 25 plants in 16 states, processed meat plant in Panama, and a food distribution center in Puerto Rico, serving:

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

         NATIONAL FOODS, INC.

     COOK FAMILY FOODS, LTD.
     Headquarters in Lincoln, Nebraska.
     Three plants in Nebraska, Kentucky and Missouri.

CONAGRA BEEF COMPANIES
Headquarters in Greeley, Colorado

     AUSTRALIA MEAT HOLDINGS PTY LTD.
     Headquarters in Dinmore, Australia.
     Eight plants and feedlots in Australia.

     CONAGRA CATTLE FEEDING COMPANY
     Headquarters in Greeley, Colorado.
     Three feedlots in Colorado.
     One feedlot in Texas.

     CONAGRA REFRIGERATED FOODS INTERNATIONAL SALES CORPORATION
     Headquarters in Greeley, Colorado.

     E. A. MILLER, INC.
     Headquarters in Hyrum, Utah.
     Processing facilities in Utah and a feedlot in Idaho.

     MONFORT BEEF AND LAMB COMPANY
     Headquarters in Greeley, Colorado.
     Ten plants in Colorado, Kansas, Nebraska, Texas, and Indiana.

     MONFORT FOOD DISTRIBUTION CO.
     Headquarters in Greeley, Colorado.
     Eight sales and distribution branches in eight states.

     MONFORT FRESH MEATS COMPANY
     Headquarters in Greeley, Colorado.
     Two plants in Idaho & Nebraska.

CONAGRA POULTRY COMPANY
Headquarters in Duluth, Georgia.

     CONAGRA BROILER COMPANY
     Headquarters in Duluth, Georgia.
     12 broiler growing and processing divisions in Alabama, Arkansas, Georgia, Kentucky, Louisiana, Tennessee, and Puerto Rico. Four further processing cookplants in Georgia, Tennessee, West Virginia, and Louisiana.

     PROFESSIONAL FOOD SYSTEMS
     Headquarters in El Dorado, Arkansas.
     13 sales and distribution units in nine states.

SWIFT & COMPANY
Headquarters in Greeley, Colorado.
Three pork processing plants in Iowa, Minnesota and Kentucky. One further processing plant in California.

AGRICULTURAL PRODUCTS

CONAGRA AGRI PRODUCTS COMPANIES
Headquarters in Greeley, Colorado.

     UNITED AGRI PRODUCTS COMPANIES
     Headquarters in Greeley, Colorado. Over 470 field sales, administration, warehouse, rail, formulation and joint venture locations in the United States, Canada, United Kingdom, Mexico, South Africa, Chile, Bolivia, Ecuador, Argentina, France, Peru, Hong Kong, Taiwan and Zimbabwe. Businesses are involved with crop protection products, seed, liquid and dry fertilizer operations and one terminal facility.

CONAGRA TRADE GROUP
Headquarters in Omaha, Nebraska.

     AGRICULTURAL DIVISION
     Headquarters in Omaha, Nebraska. The Agricultural Division consists of an extensive network of grain merchandising offices and grain elevators in the United States and Canada. International marketing is facilitated through offices in Mexico, Italy, Hong Kong and Australia, and with representative agents throughout the world.

     KBC EDIBLE BEANS
     Headquarters in Stockton, California.
     KBC Edible Beans operates an extensive network of facilities in the United States and a facility in Argentina. International marketing is facilitated through offices in Argentina, Chile, Switzerland and Hong Kong, and with representative agents throughout the world.

     CONAGRA INTERNATIONAL FERTILIZER
     Headquarters in Savannah, Georgia. ConAgra
     International Fertilizer operations are facilitated through offices in the United Kingdom, Hong Kong and Singapore.

     CONAGRA ENERGY SERVICES AND FINANCIAL PRODUCTS
     Headquarters in Omaha, Nebraska.

CONAGRA FOOD INGREDIENTS COMPANIES
Headquarters in Omaha, Nebraska.

     GRAIN PROCESSING
     Headquarters in Omaha, Nebraska.
     25 flour mills in 14 states. Eight country elevators in South Dakota. Two joint ventures in the U.S., one flour mill and one elevator. Corn merchandising and processing facility in Kansas. Two oat processing facilities in Nebraska and Canada. A flour mill, a dry corn mill and grain trading in Puerto Rico.

     INTERNATIONAL
     Headquarters in Omaha, Nebraska.
     Poultry, animal feed and processed meat facilities in Portugal and feed plants in Spain. Four malt joint ventures with barley malting facilities in the United States, Canada, Australia, the United Kingdom, and China, doing business as ConAgra Malt. A food products distribution joint venture in Mexico doing business as Verde Valle. Edible oil processing and grain trading joint venture in India, doing business as Agro Tech Foods Limited. Joint venture oilseed processing plant in Argentina, doing business as Pecom Agra. A specialty marketing business with processed eggs, Mexican food products, and food oils business headquartered in Texas. Two animal feed plants in Georgia and Alabama.

     INGREDIENTS
     Headquarters in Omaha, Nebraska.
     A food processing plant and research and development facility in Kentucky. A dehydrated food ingredients plant and animal feed ingredients plant in Minnesota. A spice plant and research and development facility in Illinois. A seasoning plant and research and development facility in New Jersey. Flavorings plants in New Jersey and Utah. Food ingredients distribution business headquartered in Iowa with distribution centers in Texas, Illinois and Colorado. A distributor of supplies and equipment for the food processing industry in Texas. Chili products plants located in California, New Mexico, and Santiago, Chile, with a research and development facility in California. A garlic and onion dehydration and processing facility with a supporting research and development facility in California and dehydration and processing plants in Nevada and Oregon.

     SERGEANT'S PET PRODUCTS COMPANY
     Headquarters in Omaha, Nebraska. Distribution centers in Tennessee, Colorado and Canada.

ITEM 3. LEGAL PROCEEDINGS

In fiscal 1991, ConAgra acquired Beatrice Company ("Beatrice"). As a result of the acquisition and the significant pre-acquisition contingencies of the Beatrice businesses and its former subsidiaries, the consolidated post-acquisition financial statements of ConAgra reflect significant liabilities associated with the estimated resolution of these contingencies. These include various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by ConAgra. The environmental proceedings include litigation and administrative proceedings involving Beatrice's status as a potentially responsible party at 40 Superfund, proposed Superfund or state-equivalent sites. Beatrice has paid or is in the process of paying its liability share at 34 of these sites. Substantial reserves for these matters have been established based on the Company's best estimate of its undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of Beatrice and other potentially responsible parties and its experience in remediating sites.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

           EXECUTIVE OFFICERS OF THE REGISTRANT AS OF AUGUST 25, 2000

                                                                                                Year Assumed
Name                         Title & Capacity                                          Age      Present Office
----                         ----------------                                          ---      --------------
Bruce C. Rohde               Chairman, Chief Executive Officer and President            51         1998

James P. O'Donnell           Executive Vice President, Chief Financial Officer
                                 and Corporate Secretary                                52         1997

Jay D. Bolding               Senior Vice President and Controller                       40         1999

Kenneth W. Gerhardt          Senior Vice President and Chief Information Officer        50         1998

Dwight J. Goslee             Senior Vice President, Mergers and Acquisitions            50         1997

Owen C. Johnson              Senior Vice President, Human Resources
                                 and Administration                                     54         1998

Timothy P. McMahon           Senior Vice President, Communication and
                                 Marketing                                              46         2000

Stephen J. Tibey             Senior Vice President, Supply Chain                        52         1999

Kevin W. Tourangeau          Senior Vice President, Operational Effectiveness           48         1999

Michael D. Walter            Senior Vice President, Commodity Procurement
                                 and Economic Strategy                                  50         2000

Linda S. Harty               Vice President and Treasurer                               40         1999

The foregoing have held executive officer positions with ConAgra for the past five years, except as follows:

Bruce C. Rohde became Vice Chairman of the Board and President in August 1996, was named President and Chief Executive Officer in September 1997, and was named Chairman of the Board in September 1998. He previously had been ConAgra's general counsel since 1984. He was president of the Omaha-based law firm McGrath, North, Mullin & Kratz, P.C. from 1984 to 1996.

Jay D. Bolding joined ConAgra in 1997 as Vice President, Business Processes and Financial Analysis. He became Vice President, Controller in February 1999 and was named Senior Vice President in June 2000. He was Vice President, Chief Financial Officer and Treasurer of Allen & O'Hara, Inc., a construction and property management company from 1995 to 1997. He was named to his current position in May 1999.

Kenneth W. Gerhardt was Senior Vice President and Chief Information Officer of Ameriserve Distribution, Inc. from 1997 to 1998. Prior to 1997, he worked for Pepsico, Inc. in various capacities, including Vice President and Chief Information Officer for Pepsico Food Services from 1996 to 1997; and Senior Director, Information Technology for Pepsi Cola North American from 1994 to 1996.

Owen C. Johnson was Senior Vice President, Human Resources, Corporate Communications and Administration of NISOURCE from 1990 to 1998. He joined ConAgra in his current position in June 1998.

Timothy P. McMahon was Vice President, Marketing for ConAgra Trading and Processing Companies from June 1997 to October 1997. Prior to that, he was President of McMahon Marketing Communications Company for ten years. He became Senior Vice President, Corporate Marketing Development in October 1997 and was named to his current position in 2000.

Stephen J. Tibey joined ConAgra in November 1999 as Senior Vice President Supply Chain. Prior to his joining the Company, Mr. Tibey was with Kraft where he served as Vice President, Operation Services from 1998 to 1999 and Vice President, Distribution Operations from 1994 to 1998.

Kevin W. Tourangeau joined ConAgra in his current position in March 1999. Previously he was with Randol Management Consultants, which he founded in 1998, where he worked with major corporations, including ConAgra, to improve operations and profitability.

Michael D. Walter joined ConAgra in 1989 as President of ConAgra Specialty Grain Products. He was named to his current position in October 1996.

Linda S. Harty became Vice President and Treasurer in April 1999. Prior to her joining the Company in April 1999, she worked for Kimberly-Clark where she served as Assistant Treasurer from 1997 to 1999 and Manager, Accounting from 1992 to 1997.


                        OTHER SIGNIFICANT EMPLOYEES OF THE REGISTRANT AS OF AUGUST 25, 2000

                                                                                               Year Assumed
Name                         Title & Capacity                                         Age      Present Office
----                         ----------------                                         ---      --------------
Larry A. Carter              President and Chief Operating Officer,
                                ConAgra Food Ingredients                                48         2000

Raymond J. De Riggi          President and Chief Operating Officer,
                                ConAgra Grocery Products Companies                      52         1998

Timothy M. Harris            President and Chief Operating Officer,
                                ConAgra Refrigerated Prepared Foods                     44         1997

Gregory A. Heckman           President and Chief Operating Officer,
                                ConAgra Trade Group                                     38         1996

R. Dean Hollis               President and Chief Operating Officer,
                                ConAgra Frozen Prepared Foods                           40         2000

Blake D. Lovette             President and Chief Operating Officer,
                                ConAgra Poultry Company                                 57         1998

Floyd McKinnerney            Chairman, United Agri Products Companies                   63         1998

Richard A. Porter            President and Chief Operating Officer,
                                ConAgra Foodservice Company                             51         1998

Richard G. Scalise           President and Chief Operating Officer,
                                ConAgra Dairy Case Companies                            45         2000

John S. Simons               President and Chief Operating Officer,
                                ConAgra Beef Companies                                  39         1999


Larry A. Carter joined the Company in 1994 as the Vice President and Chief Financial Officer of ConAgra's Trading and Processing Companies. He was named to his current position in 2000.

Raymond J. De Riggi was President of United Specialty Food Ingredients Cos. since 1995. He was named to his current position in June 1998.

Timothy M. Harris was President of ConAgra Refrigerated Prepared Foods from 1995 to 1997. He was named to his current position in 1997.

Gregory A. Heckman joined the Company in 1984 and was named Vice President and General Manager of ConAgra Commodity Services in 1995. He was named to his current position in 1996.

R. Dean Hollis was Vice President, Trade Development ConAgra Frozen Foods from 1995 to 1998 and President of Gilardi Foods from 1998 to March 2000. He was named to his current position in March 2000.

Blake D. Lovette was named to his current position upon joining the Company in 1998. Prior to joining the Company he owned and operated The Lovette Company, a transportation and distribution company located in Wilkesboro, North Carolina.

Floyd McKinnerney was named to his current position in 1998. From 1987 to 1998 Mr. McKinnerney served as President and Chief Operating Officer of ConAgra Agri Products Companies.

Richard A. Porter was President of Lamb Weston, Inc. from 1990 to 1998. He was named to his current position in June 1998.

Richard G. Scalise joined the Company in 1997 as President of the ASE Deli/Foodservice Company. He was named to his current position during 2000. Prior to joining the Company, Mr. Scalise served as President and Chief Executive Officer of H&M Corporation.

John S. Simons was Vice President, Red Meat Business Development with Excel, Inc. (owned by Cargill, Inc.) from 1996 to 1999. He was Vice President and General Manager, Canada for Excel from 1993 to 1996. He was named to his current position in May 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ConAgra's common stock is listed on the New York Stock Exchange. Ticker symbol:
CAG. At the end of fiscal 2000, 492.2 million shares of common stock were outstanding, including 15.2 million shares held in the Company's Employee Equity Fund. There were 34,000 shareholders of record, 31,000 holders via ConAgra's 401(k) plan for employees and more than 160,000 "street-name" beneficial holders whose shares are held in names other than their own. During fiscal 2000, 297 million shares were traded, a daily average of approximately 1.2 million shares.

Quarterly information is incorporated herein by reference to Note 21 "Quarterly Results (Unaudited)" on page 55 of the Company's 2000 Annual Report to Stockholders.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data for the Company for each of the five fiscal years 1996 through 2000. All amounts are in millions except per share data. Fiscal years 1996 through 1998 have been restated to give effect to acquisitions accounted for as poolings of interests. Prior years per share amounts have been adjusted to reflect the two-for-one stock split which was effective October 1, 1997.


FOR THE FISCAL YEARS ENDED MAY            2000             1999              1998             1997              1996

For the Year
Net sales                           $ 25,385.8        $ 24,594.3        $ 24,219.5       $ 24,445.2        $ 24,321.3
After-tax income from continuing
   operations and before cumulative
   effect of changes in accounting       413.0*            358.4**           641.8            637.9             211.8***
Net income                               413.0*            358.4**           627.0            637.9             211.8***
Basic income per share
   Continuing operations and before
     cumulative effect of changes
     in accounting                       $ .87*            $ .76**          $ 1.38           $ 1.36          $ .43***
   Net income                            $ .87*            $ .76**          $ 1.35           $ 1.36          $ .43***
Diluted income per share
   Continuing operations and before
     cumulative effect of changes
     in accounting                       $ .86*            $ .75**          $ 1.35            $1.34          $ .43***
   Net income                            $ .86*            $ .75**          $ 1.32            $1.34          $ .43***
Cash dividends declared per
   share of common stock            $    .7890           $ .6918           $ .6050          $ .5275           $ .4600

At Year End
Total assets                        $ 12,295.8        $ 12,146.1        $ 11,808.5       $ 11,451.8        $ 11,364.2
Senior long-term
   debt (noncurrent)                   1,816.8           1,793.1           1,753.5          1,628.5           1,536.3
Subordinated long-term
   debt (noncurrent)                     750.0             750.0             750.0            750.0             750.0
Preferred securities of
   subsidiary company                    525.0             525.0             525.0            525.0             525.0
Redeemable preferred stock                 --               --                 --                --                 --

* 2000 amounts include restructuring and restructuring-related charges: before tax, $621.4 million; after tax, $385.3 million. Excluding the charges, basic earnings per share were $1.68 and diluted earnings per share were $1.67.

** 1999 amounts include restructuring charges: before tax, $440.8 million; after tax, $337.9 million. Excluding the charges, basic earnings per share were $1.48 and diluted earnings per share were $1.46.

*** 1996 amounts include restructuring charges: before tax, $507.8 million; after tax, $356.3 million. Excluding the charges, basic earnings per share were $1.19 and diluted earnings per share were $1.17.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated herein by reference to "Management's Discussion & Analysis" on pages 32 through 39 of the Company's 2000 Annual Report to Stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated herein by reference to the subsection "Market Risk" in "Management's Discussion & Analysis" on pages 38 and 39 of the Company's 2000 Annual Report to Stockholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of ConAgra, Inc. and Subsidiaries and Independent Auditors' Report set forth on pages 40 through 56 of the Company's 2000 Annual Report to Stockholders are incorporated herein by reference:

           Consolidated Statements of Earnings - Years ended May 28, 2000, May 30, 1999 and May 31, 1998

           Consolidated Statements of Comprehensive Income - Years ended May 28, 2000, May 30, 1999 and May 31, 1998

           Consolidated Balance Sheets - May 28, 2000, and May 30, 1999

           Consolidated Statements of Common Stockholders' Equity - Years ended May 28, 2000, May 30, 1999 and May 31, 1998

           Consolidated Statements of Cash Flows - Years ended May 28, 2000, May 30, 1999 and May 31, 1998

           Notes to Consolidated Financial Statements

           The supplementary data regarding quarterly results of operations set forth in Note 21 "Quarterly Results (Unaudited)" on page 55 of the Company's 2000 Annual Report to Stockholders is incorporated herein by reference.

           Independent Auditors' Report

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to "Board of Directors and Election" on pages 3 and 4 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on September 28, 2000. Information concerning all Executive Officers of the Company is included in Part I above.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference to (i) "Executive Compensation" through "Benefit Plans and Retirement Programs" on pages 5 through 9 of the Company's Proxy Statement, and (ii) information on director compensation on page 4 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on September 28, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to "Voting Securities and Ownership by Certain Beneficial Owners" and "Voting Securities Owned by Executive Officers and Directors" on page 2 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on September 28, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to (i) the last paragraph of "Directors' Meetings and Compensation" on page 4 of the Company's Proxy Statement, and (ii) the last paragraph of "Benefit Plans and Retirement Programs" on page 9 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on September 28, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)     List of documents filed as part of this report:

       1.  Financial Statements

           All financial statements of the Company as set forth under Item 8 of this report on Form 10-K.

       2.  Financial Statement Schedules


           Schedule                                                       Page
           Number              Description                                Number
           --------            -----------                                ------
              II               Valuation and Qualifying Accounts            18

           All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements, notes thereto.

       3.  Exhibits

           All exhibits as set forth on the Exhibit Index, which is incorporated herein by reference.

b)     Reports on Form 8-K

       None.

                                                                     Schedule II
                         CONAGRA, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

     For the Fiscal Years ended May 28, 2000, May 30, 1999 and May 31, 1998

                                  (in millions)

                                                   Additions
                                 Balance at    -----------------         Deductions    Balance at
                                 Beginning      Charged                      from      Close of
Description                      of Period     to Income   Other          Reserves      Period
-----------                      ----------    ---------   -----         ----------    ----------

Year ended May 28, 2000:
    Allowance for doubtful
       receivables                 $ 60.0        44.4      .4(2)            42.0(1)      $ 62.8

Year ended May 30, 1999:
    Allowance for doubtful
       receivables                 $ 68.2        29.9      .2(2)            38.3(1)      $ 60.0

Year ended May 31, 1998:
    Allowance for doubtful
       receivables                 $ 67.9        29.1      .4(2)            29.2(1)      $ 68.2

(1) Bad debts charged off, less recoveries.
(2) Primarily reserve accounts of acquired businesses less reserve accounts of divested businesses and foreign currency translation adjustments.

INDEPENDENT AUDITORS' REPORT


The Stockholders and Board of Directors
ConAgra, Inc.
Omaha, Nebraska

We have audited the consolidated financial statements of ConAgra, Inc. and subsidiaries as of May 28, 2000, and May 30, 1999, and for each of the three years in the period ended May 28, 2000, and have issued our report thereon dated July 14, 2000; such financial statements and report are included in your 2000 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of ConAgra, Inc. and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP


DELOITTE & TOUCHE LLP


Omaha, Nebraska
July 14, 2000

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, ConAgra, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of August, 2000.

                  CONAGRA, INC.

                  /s/ Bruce C. Rohde
                  -------------------------------------------------
                  Bruce C. Rohde
                  Chairman, Chief Executive Officer and President

                  /s/ James P. O'Donnell
                  -------------------------------------------------
                  James P. O'Donnell
                  Executive Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)

                  /s/ Jay D. Bolding
                  -------------------------------------------------
                  Jay D. Bolding
                  Senior Vice President, Controller
                  (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of August, 2000.

/s/ Bruce C. Rohde                      Director
--------------------------------
Bruce C. Rohde

Mogens C. Bay*                          Director
Charles M. Harper*                      Director
Robert A. Krane*                        Director
Carl E. Reichardt*                      Director
Ronald W. Roskens*                      Director
Marjorie M. Scardino*                   Director
Walter Scott, Jr.*                      Director
Kenneth E. Stinson*                     Director
Clayton K. Yeutter*                     Director

* Bruce C. Rohde, by signing his name hereto, signs this Annual Report on behalf of each person indicated. A Power-of-Attorney authorizing Bruce C. Rohde to sign this Annual Report on Form 10-K on behalf of each of the indicated Directors of ConAgra, Inc. has been filed herein as Exhibit 24.

                               By:      /s/ Bruce C. Rohde
                                        -------------------------------
                                        Bruce C. Rohde
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

   10.2       Second Amendment to ConAgra's Long-Term Senior
              Management Incentive Plan Operational Document.                                               25

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

   10.6 ConAgra Non-Qualified CRISP Plan, incorporated herein by reference to Exhibit 10.6 of ConAgra's annual report on Form 10-K for the fiscal year ended May 30, 1999.

   10.7 ConAgra Non-Qualified Pension Plan, and First Amendment thereto, incorporated herein by reference to Exhibit 10.7 of ConAgra's annual report on Form 10-K for the fiscal year ended May 30, 1999.

   10.8 ConAgra Supplemental Pension and CRISP Plan for Change of Control, incorporated herein by reference to Exhibit 10.8 of ConAgra's annual report on Form 10-K for the fiscal year ended May 30, 1999.

   10.9       ConAgra Incentives and Deferred Compensation Change of Control
              Plan, incorporated herein by reference to Exhibit 10.9 of ConAgra's annual report on Form 10-K for the fiscal year ended May
              30, 1999

  10.10       ConAgra 1990 Stock Plan, and amendments thereto.                                27

  10.11       ConAgra 1995 Stock Plan.                                                        35

  10.12       ConAgra Directors' Unfunded Deferred Compensation Plan, with
              amendments thereto.                                                             42

  10.13       ConAgra Employee Equity Fund Trust Agreement, with Stock Purchase
              Agreement and Revolving Promissory Note executed in connection therewith, incorporated herein by reference to Exhibit 10.14 of ConAgra's annual report on Form 10-K for the fiscal year ended May
              25, 1997.


Number        Description                                                                          Page No.
------        -----------                                                                          --------
  10.14       Employment Contract between ConAgra and Bruce C. Rohde,
              incorporated herein by reference to Exhibit 10.1 of ConAgra's quarterly report on Form 10-Q for the quarter ended February 23,
              1997.

  10.15       Amendment dated February 16, 1998 to Bruce C. Rohde Employment
              Contract, incorporated herein by reference to Exhibit 10.19 of ConAgra's annual report on Form 10-K for the fiscal year ended May
              31, 1998.

  10.16 C. M. Harper Deferred Compensation Agreement dated March 15, 1976, incorporated herein by reference to Exhibit 10.20 of ConAgra's annual report on Form 10-K for the fiscal year ended May 31, 1998.

  10.17 ConAgra Executive Incentive Plan incorporated herein by reference to Exhibit 10.21 of ConAgra's annual report on Form 10-K for the fiscal year ended May 30, 1999.

  12          Statement regarding computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and
              preferred stock dividends                                                               48

  13          Pages 32 through 56 of ConAgra, Inc.'s Annual Report to
              Stockholders for the fiscal year ended May 28, 2000, portions of which are incorporated herein by reference.  Those portions of
              ConAgra, Inc.'s Annual Report to Stockholders that are not incorporated
              herein by reference shall not be deemed to be filed as a part of this Report.           49

  21          Subsidiaries of ConAgra                                                                 74

  23          Consent of Deloitte & Touche LLP                                                        78

  24          Powers of Attorney                                                                      79

  27          Financial Data Schedule

Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to ConAgra's long-term debt are not filed with this Form 10-K. ConAgra will furnish a copy of any such long-term debt agreement to the Securities and Exchange Commission upon request.

Except for those portions of ConAgra, Inc.'s Annual Report to Stockholders for its fiscal year ended May 28, 2000 (such portions filed hereto as Exhibit 13) specifically incorporated by reference in the report on Form 10-K, such annual report is furnished solely for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of this filing.

Items 10.1 through 10.17 are management contracts or compensatory plans filed as exhibits pursuant to Item 14(c) of Form 10-K.