Form 10-Q
period 2000-08-27
CONAGRA FOODS INC /DE/
filed 2000-10-11
CIK 23217

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 27, 2000

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________


                          Commission File Number 1-7275

-------------------------------------------------------------------------------

                               CONAGRA FOODS, INC.
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

                                 CONAGRA, INC.
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [ ]

Number of shares outstanding of issuer's common stock, as of September 24, 2000 was 533,378,100.

                         PART I - FINANCIAL INFORMATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                      CONAGRA FOODS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                     (in millions except per share amounts)
                                   (unaudited)

-------------------------------------------------------------------------------


                                                                THIRTEEN WEEKS ENDED
                                                             AUGUST 27,      AUGUST 29,
                                                               2000            1999
                                                             ---------       ---------
Net sales                                                    $   6,801.6     $   6,593.6

Costs and expenses
  Cost of goods sold (1)                                         5,754.7         5,617.4
  Selling, general and administrative expenses (1)                 735.1           732.3
  Interest expense                                                  76.1            76.2
  Restructuring/Impairment charges                                     -             3.5
                                                             -----------     -----------

Income before income taxes                                         235.7           164.2
Income taxes                                                        89.6            62.4
                                                             -----------  --------------

Net income                                                   $     146.1     $     101.8
                                                             ===========     ===========

Income per share - basic                                     $       .31     $       .22
                                                             ===========     ===========

Income per share - diluted                                   $       .30     $       .21
                                                             ===========     ===========

------------------------------------------------------------------------------

(1)For the thirteen weeks ended August 29, 1999, other restructuring-related items include accelerated depreciation of $31.0 million and inventory markdowns of $8.6 million included in cost of goods sold, and $4.0 million of accelerated depreciation included in selling, general and administrative expenses.

See notes to the condensed consolidated financial statements.

                      CONAGRA FOODS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (in millions)
                                   (unaudited)

------------------------------------------------------------------------------


                                                          THIRTEEN WEEKS ENDED
                                                       AUGUST 27,      AUGUST 29,
                                                         2000             1999
                                                       ---------      -----------
Net income                                             $     146.1     $     101.8

Other comprehensive income (loss):
  Currency translation adjustment                              8.6            (6.5)
                                                       -----------     -----------

Comprehensive income                                   $     154.7     $      95.3
                                                       ===========     ===========

------------------------------------------------------------------------------

See notes to the condensed consolidated financial statements.

                      CONAGRA FOODS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (dollars in millions except per share amounts)
                                   (unaudited)

------------------------------------------------------------------------------


ASSETS                                                          AUGUST 27,         MAY 28,         AUGUST 29,
                                                                   2000             2000              1999
                                                                ----------       -----------       -----------
Current assets
  Cash and cash equivalents                                      $      82.0     $     157.6       $      10.7
  Receivables, less allowance for doubtful accounts
    of $73.2, $62.8 and $78.7                                        2,638.3         1,606.8           2,615.5
  Inventories                                                        4,452.5         3,787.3           4,012.1
  Prepaid expenses                                                     478.8           414.8             334.8
                                                                 -----------     -----------       -----------
        Total current assets                                         7,651.6         5,966.5           6,973.1
                                                                 -----------     -----------       -----------

Property, plant and equipment                                        6,828.5         6,441.8           6,389.1
  Less accumulated depreciation                                     (2,950.2)       (2,857.8)         (2,783.7)
                                                                 -----------     -----------       -----------
        Property, plant and equipment, net                           3,878.3         3,584.0           3,605.4
                                                                 -----------     -----------       -----------

Brands, trademarks and goodwill                                      4,607.0         2,366.0           2,396.0
Other assets                                                           412.9           379.3             404.1
                                                                 -----------     -----------       -----------
                                                                 $  16,549.8     $  12,295.8       $  13,378.6
                                                                 ===========     ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Notes payable                                                  $   3,536.6     $   1,255.5       $   3,415.7
  Current installments of long-term debt                                20.6            20.6              19.9
  Accounts payable                                                   2,066.5         2,044.6           1,645.1
  Advances on sales                                                    148.7           888.7             125.3
  Other accrued liabilities                                          1,445.8         1,279.8           1,348.0
                                                                 -----------     -----------       -----------
        Total current liabilities                                    7,218.2         5,489.2           6,554.0
                                                                 -----------     -----------       -----------

Senior long-term debt, excluding current installments                3,399.3         1,816.8           1,810.1
Other noncurrent liabilities                                           770.3           750.7             790.9
Subordinated debt                                                      750.0           750.0             750.0
Preferred securities of subsidiary company                             525.0           525.0             525.0
Commitments and contingencies                                            -               -                 -
Common stockholders' equity
  Common stock of $5 par value, authorized 1,200,000,000
    shares; issued 565,202,119, 524,137,617 and 523,852,872          2,826.0         2,620.7           2,619.2
  Additional paid-in capital                                           729.1           147.5             175.0
  Retained earnings                                                  1,469.7         1,420.7           1,397.2
  Foreign currency translation adjustment                              (94.5)         (103.1)            (72.4)
  Less treasury stock, at cost, common
    shares 32,066,747, 31,925,505 and 31,645,189                      (764.1)         (760.2)           (754.3)
                                                                 -----------     -----------       -----------
                                                                     4,166.2         3,325.6           3,364.7
  Less unearned restricted stock and value of 14,158,601,
    15,246,068 and 16,379,449 common shares held in
    Employee Equity Fund                                              (279.2)         (361.5)           (416.1)
                                                                 -----------     -----------       -----------
        Total common stockholders' equity                            3,887.0         2,964.1           2,948.6
                                                                 $  16,549.8     $  12,295.8       $  13,378.6
                                                                 ===========     ===========       ===========

------------------------------------------------------------------------------

See notes to the condensed consolidated financial statements.

                      CONAGRA FOODS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)
                                   (unaudited)

------------------------------------------------------------------------------


                                                                                          THIRTEEN WEEKS ENDED
                                                                                       AUGUST 27,       AUGUST 29,
                                                                                         2000             1999
                                                                                       ----------       ----------
Cash flows from operating activities:
Net income                                                                            $   146.1        $   101.8
  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and other amortization                                                 117.1            114.4
       Goodwill amortization                                                                16.3             16.1
       Restructuring/Impairment and other restructuring-related
         charges (includes accelerated depreciation)                                         -               47.1
       Other noncash items (includes nonpension postretirement benefits)                    32.0             32.6
       Change in assets and liabilities before effects
         of business acquisitions                                                       (2,177.5)        (2,747.3)
                                                                                       ---------        ----------
          Net cash flows from operating activities                                      (1,866.0)        (2,435.3)
                                                                                       ---------        ---------

Cash flows from investing activities:
  Additions to property, plant and equipment                                             (112.4)          (111.6)
  Payments for business acquisitions                                                     (908.4)             -
  Sale of businesses and property, plant and equipment                                     50.1              6.1
  Notes receivable and other items                                                        (15.0)             8.5
                                                                                        ----------       ---------
         Net cash flows from investing activities                                        (985.7)           (97.0)
                                                                                        ---------        ---------

Cash flows from financing activities:
  Net short-term borrowings                                                             2,402.1          2,550.9
  Proceeds from issuance of long-term debt                                              1,197.8             17.2
  Repayment of long-term debt                                                               (.9)            (5.9)
  Repayment of acquired company's debt                                                   (729.3)             -
  Cash dividends paid                                                                    (100.4)           (87.9)
  Other items                                                                               6.8              5.9
                                                                                      ---------        ---------
         Net cash flows from financing activities                                       2,776.1          2,480.2
                                                                                      ---------        ---------

Net change in cash and cash equivalents                                                   (75.6)           (52.1)
Cash and cash equivalents at beginning of period                                          157.6             62.8
                                                                                      ---------        ---------
Cash and cash equivalents at end of period                                            $    82.0        $    10.7
                                                                                      =========        =========

------------------------------------------------------------------------------

See notes to the condensed consolidated financial statements.

                      CONAGRA FOODS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THIRTEEN WEEKS ENDED AUGUST 27, 2000
                         (COLUMNAR DOLLARS IN MILLIONS)


1.       ACCOUNTING POLICIES

         The unaudited interim financial information included herein reflects normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the ConAgra Foods, Inc. (the "Company") fiscal 2000 annual report on Form 10-K.

         The results of operations for any interim period are not necessarily indicative of the results to be expected for other interim periods or the full year.

         Certain prior year amounts have been reclassified in order to conform with current year classifications.

         In December 1999, SEC Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, was issued. This SAB will become effective for the Company in fiscal 2001. The Company has not quantified the impact, if any, resulting from the adoption of this SAB.

         In July 2000, the FASB's Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 00-14, ACCOUNTING FOR COUPONS, REBATES, AND DISCOUNTS. This EITF Issue will become effective for the Company in fiscal 2001. The Company has not quantified the impact, if any, resulting from the adoption of this EITF Issue.

2.       ACQUISITIONS

         On August 24, 2000, the Company acquired all of the outstanding shares of common stock and stock options of International Home Foods ("IHF") in a transaction accounted for as a purchase business combination. As part of the acquisition, the Company issued approximately 41 million shares of Company common stock and assumed options to acquire approximately 5 million post-acquisition shares of Company common stock with an aggregate fair value of approximately $850 million. In addition, the Company paid approximately $875 million in cash to the IHF shareholders and assumed approximately $1.1 billion of debt. IHF's results of operations did not impact the Company's results during the first quarter of fiscal 2001 as the acquisition was completed at the conclusion of the quarter.

         The Company preliminarily allocated the excess of the purchase price over the net assets acquired to goodwill. The purchase price allocation will be completed upon finalization of asset and liability valuations. In connection with this acquisition, the Company expects to consolidate certain plants and will include the associated costs as part of the purchase price allocation. Goodwill arising from the transaction will be amortized on a straight-line basis over a period of 40 years.

         On September 15, 2000, the Company issued $600 million of 7.5% senior notes, due September 15, 2005, $750 million of 7.875% senior notes, due September 15, 2010 and $300 million of 8.25% senior notes, due September 15, 2030. The net proceeds were used to reduce outstanding borrowings under short-term credit facilities with maturities less than six months and bearing interest at a rate between 6.7% and 6.8% per annum. In addition, the Company assumed $385

                      CONAGRA FOODS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THIRTEEN WEEKS ENDED AUGUST 27, 2000
                         (COLUMNAR DOLLARS IN MILLIONS)

         million of IHF 10.375% senior secured notes due in 2006 and redeemed the notes on October 6, 2000.

         The Company's unaudited pro forma results of operations for the thirteen weeks ended August 27, 2000 and August 29, 1999, assuming the acquisition of IHF occurred as of the beginning of the periods presented are as follows:


                                               THIRTEEN WEEKS ENDED
                                              AUGUST 27,     AUGUST 29,
                                                2000           1999
                                              ----------     ----------
         Net sales                             $   7,239.7    $   7,022.2
         Net income                                  156.9          139.1
         Income per share - diluted                    .30            .27

3.       OPERATION OVERDRIVE

         During the fourth quarter of fiscal 2000, the Company completed a restructuring plan in connection with its previously announced initiative, "Operation Overdrive." The restructuring plan was aimed at eliminating overcapacity, streamlining operations and improving future profitability through margin improvement and expense reductions. The pre-tax charge of the plan totaled $1,062.2 million with $621.4 million and $440.8 million recognized in fiscal 2000 and 1999, respectively.

         Included in the Company's first quarter of fiscal 2000 are restructuring plan charges of $47.1 million, as follows:


                                              PACKAGED           REFRIGERATED      AGRICULTURAL
                                                FOODS               FOODS            PRODUCTS        TOTAL
                                                -----               -----            --------        -----
         Accelerated depreciation             $   27.4           $    7.6          $     -           $   35.0
         Inventory markdowns                        -                  .1               8.5               8.6
         Restructuring/Impairment                  1.4                 .4               1.7               3.5
                                              --------           --------          --------          --------
                         Total                $   28.8           $    8.1          $   10.2          $   47.1
                                              ========           ========          ========          ========

         The $47.1 million charge ($29.2 million net of tax) recognized in the first quarter of fiscal 2000 consisted of the following: $31.0 million included in cost of goods sold resulting from accelerated depreciation on certain assets; $8.6 million included in cost of goods sold for inventory markdowns; $4.0 million included in selling, general and administrative expenses resulting from accelerated depreciation on certain assets; and $3.5 million included in restructuring/impairment charges resulting primarily from contractual termination and employee related costs.

         Certain assets to be disposed of that were not immediately removed from operations were depreciated on an accelerated basis over their remaining useful lives. Inventory markdowns represented losses to write down the carrying value of non-strategic inventory resulting from the closure of facilities and discontinuation of certain products.

         Approximately 8,450 employees received notification of their termination as a result of the restructuring plan, primarily in manufacturing and operating facilities. In addition, other exit

                      CONAGRA FOODS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THIRTEEN WEEKS ENDED AUGUST 27, 2000
                         (COLUMNAR DOLLARS IN MILLIONS)

         costs (consisting of lease termination and other contractual termination costs) occurred as a result of the restructuring plan. Such activity is as follows:


                                                        SEVERANCE                 OTHER EXIT
                                                AMOUNT           HEADCOUNT           COSTS
                                                ------           ---------           -----
         Fiscal 1999 activity:
            Charges to income                   $   45.1            3,160           $    7.3
            Utilized                                (6.1)            (260)                 -
                                                --------            -----           --------
            Balance, May 30, 1999                   39.0            2,900                7.3
         Fiscal 2000 activity:
            Charges to income                       57.8            5,290               50.9
            Utilized                               (44.3)          (4,990)             (21.5)
                                                --------            -----           --------
            Balance, May 28, 2000                   52.5            3,200               36.7
         Fiscal 2001 activity:
            Utilized                               (10.8)          (1,300)             (13.6)
                                                --------            -----           --------
            Balance, August 27, 2000            $   41.7            1,900           $   23.1
                                                ========            =====           ========

4.       INCOME PER SHARE

         The following table reconciles the income and average share amounts used to compute both basic and diluted income per share:


                                                                     THIRTEEN WEEKS ENDED
                                                                    AUGUST 27,     AUGUST 29,
                                                                        2000           1999
                                                                    ----------     ----------

         NET INCOME                                                  $     146.1    $     101.8
                                                                     ===========    ===========

         INCOME PER SHARE - BASIC
           Weighted average shares outstanding - basic                     478.7          473.1
                                                                     ===========    ===========

         INCOME PER SHARE - DILUTED
           Weighted average shares outstanding - basic                     478.7          473.1
           Add shares contingently issuable upon
             exercise of stock options                                       1.9            4.6
                                                                     -----------    -----------
           Weighted average shares outstanding - diluted                   480.6          477.7
                                                                     ===========    ===========

5.       INVENTORIES


         The major classes of inventories are as follows:

                                                                AUGUST 27,        MAY 28,        AUGUST 29,
                                                                   2000            2000              1999
                                                               ------------    ------------     ------------
         Hedged commodities                                    $    1,133.8    $    1,305.7     $    1,108.0
         Food products and livestock                                1,714.5         1,350.7          1,345.9
         Agricultural chemicals, fertilizer and feed                1,041.5           671.9            922.9
         Other, principally ingredients and supplies                  562.7           459.0            635.3
                                                               ------------    ------------     ------------
                                                               $    4,452.5    $    3,787.3     $    4,012.1
                                                               ============    ============     ============

                      CONAGRA FOODS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THIRTEEN WEEKS ENDED AUGUST 27, 2000
                         (COLUMNAR DOLLARS IN MILLIONS)

6.       CONTINGENCIES

         In fiscal 1991, the Company acquired Beatrice Company ("Beatrice"). As a result of the acquisition and the significant pre-acquisition contingencies of the Beatrice businesses and its former subsidiaries, the consolidated post-acquisition financial statements of the Company reflect significant liabilities associated with the estimated resolution of these contingencies. These include various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by the Company. The environmental proceedings include litigation and administrative proceedings involving Beatrice's status as a potentially responsible party at 42 Superfund, proposed Superfund or state-equivalent sites. Beatrice has paid or is in the process of paying its liability share at 34 of these sites. Substantial reserves for these matters have been established based on the Company's best estimate of its undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of Beatrice and other potentially responsible parties and its experience in remediating sites.

         The Company is a party to a number of other lawsuits and claims arising out of the operation of its businesses. After taking into account liabilities recorded for all of the foregoing matters, management believes the ultimate resolution of such matters should not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

7.       BUSINESS SEGMENTS

         The Company has three segments, which are organized based upon similar economic characteristics and are similar in the nature of products and services offered, the nature of production processes, the type or class of customer and distribution methods. Packaged Foods includes companies that produce shelf-stable and frozen foods. This segment markets food products in retail and foodservice channels. Refrigerated Foods includes companies that produce and market branded processed meats, beef, pork, chicken and turkey. This segment markets food products in retail and foodservice channels. Agricultural Products includes companies involved in distribution of agricultural inputs and procurement, processing, trading and distribution of commodity food ingredients and agricultural commodities.

         Intersegment sales have been recorded at amounts approximating market. Operating profit for each segment is based on net sales less all identifiable operating expenses and includes the related equity in earnings of companies included on the basis of the equity method of accounting. General corporate expense, goodwill amortization, interest expense and income taxes have been excluded from segment operations.

                      CONAGRA FOODS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THIRTEEN WEEKS ENDED AUGUST 27, 2000
                         (COLUMNAR DOLLARS IN MILLIONS)


                                                        THIRTEEN WEEKS ENDED
                                                     AUGUST 27,      AUGUST 29,
                                                        2000         1999
                                                     ------------   ------------
         Sales to unaffiliated customers
           Packaged Foods                            $    1,747.9   $    1,736.8
           Refrigerated Foods                             3,343.6        3,121.1
           Agricultural Products                          1,710.1        1,735.7
                                                     ------------   ------------
           Total                                     $    6,801.6   $    6,593.6
                                                     ============   ============

         Intersegment sales
           Packaged Foods                            $       10.0   $       11.9
           Refrigerated Foods                                70.2           50.4
           Agricultural Products                             58.9           53.4
                                                     ------------   ------------
                                                            139.1          115.7
           Intersegment elimination                        (139.1)        (115.7)
                                                     ------------   ------------
           Total                                     $         -    $         -
                                                     ===========    ===========

         Net sales
           Packaged Foods                            $    1,757.9   $    1,748.7
           Refrigerated Foods                             3,413.8        3,171.5
           Agricultural Products                          1,769.0        1,789.1
           Intersegment elimination                        (139.1)        (115.7)
                                                     ------------   ------------
           Total                                     $    6,801.6   $    6,593.6
                                                     ============   ============

         Operating profit*
           Packaged Foods                            $      206.6   $      169.4
           Refrigerated Foods                               108.2          109.5
           Agricultural Products                             95.0           59.8
                                                     ------------   ------------
           Total operating profit                           409.8          338.7

           Interest expense                                  76.1           76.2
           General corporate expenses                        81.7           82.2
           Goodwill amortization                             16.3           16.1
                                                     ------------   ------------

         Income before tax                           $      235.7   $      164.2
                                                     ============   ============

       * Thirteen weeks ended August 29, 1999 includes before-tax restructuring and restructuring-related charges of $47.1 million. The charges were included in operating profit as follows: $28.8 million in Packaged Foods; $8.1 million in Refrigerated Foods; and $10.2 million in Agricultural Products.

         As a result of the Company's acquisition of IHF, the Packaged Foods segment's total assets have increased by approximately $3.1 billion, or 67%, as compared to fiscal year end May 28, 2000.

                      CONAGRA FOODS, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and operating results for the periods included in the accompanying condensed consolidated financial statements. Results for the thirteen-week period ended August 27, 2000 are not necessarily indicative of results that may be attained in the future.

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

On August 24, 2000, the Company acquired all of the outstanding International Home Foods ("IHF") common stock and assumed options exercisable post-acquisition for shares of Company common stock for total consideration of approximately $1.7 billion plus the assumption of approximately $1.1 billion in debt. Primarily as a result of this acquisition, capital investment increased approximately $2.5 billion as compared to May 28, 2000, consisting of a $43.9 million working capital decrease and a $2.6 billion increase in noncurrent assets. In addition, senior long-term debt increased approximately $1.6 billion as compared to May 28, 2000, primarily as a result of the IHF acquisition.

On September 15, 2000, the Company issued $600 million of 7.5% senior notes, due September 15, 2005, $750 million of 7.875% senior notes, due September 15, 2010 and $300 million of 8.25% senior notes, due September 15, 2030. The net proceeds were used to reduce outstanding borrowings under short-term credit facilities with maturities less than six months and bearing interest at a rate between 6.7% and 6.8% per annum. In addition, the Company assumed $385 million of IHF 10.375% senior secured notes due in 2006 and redeemed the notes on October 6, 2000.

The Company's long-term debt objective is that senior long-term debt will not normally exceed 30% of total long-term debt plus equity. Long-term subordinated debt is treated as equity due to its preferred stock characteristics. The Company's policy has been that it would temporarily exceed this self-imposed limit for a major strategic acquisition that is intended to create value for shareholders over the long term. In management's view, the fiscal 2001 acquisition of IHF represents such an opportunity.

OPERATING RESULTS

A summary of the period to period increases (decreases) in the principal components of operations, both before and after restructuring and other restructuring-related charges ("restructuring charges") recognized in the first quarter of fiscal 2000, is shown below (dollars in millions, except per share amounts).

                      CONAGRA FOODS, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                                               THIRTEEN WEEKS ENDED
                                                         AUGUST 27, 2000 AND AUGUST 29, 1999
                                                         -----------------------------------
                                                                                EXCLUDING
                                                             AS               RESTRUCTURING
                                                          REPORTED               CHARGES
                                                          --------               -------
Net sales                                               $     208.0            $     208.0

Costs and expenses
  Cost of goods sold                                          137.3                  176.9
  Selling, general and administrative                           2.8                    6.8
  Interest expense                                             (0.1)                  (0.1)
  Restructuring/Impairment charges                             (3.5)                     -
                                                        ------------           -----------

Income before income taxes                                     71.5                   24.4
Income taxes                                                   27.2                    9.3
                                                        -----------            -----------

Net income                                              $      44.3            $      15.1
                                                        ===========            ===========

Income per share - basic                                $      0.09            $      0.03
                                                        ===========            ===========

Income per share - diluted                              $      0.09            $      0.03
                                                        ===========            ===========

In comparison to fiscal 2000 first quarter, the Company's fiscal 2001 first quarter diluted income per share was $.30, an increase of $.09, or 42.9 percent; operating profit was $409.8 million, an increase of $71.1 million, or 21.0 percent; and net income was $146.1 million, an increase of $44.3 million, or
43.5 percent. Excluding restructuring charges recognized in the first quarter of fiscal 2000, the Company's fiscal 2001 first quarter diluted income per share increased $.03, or 11.1 percent; operating profit increased $24.0 million, or
6.2 percent; and net income increased $15.1 million, or 11.5 percent. The first quarter of fiscal 2001 did not include restructuring charges.

In the Company's Packaged Foods segment, sales increased $11.1 million, or 0.6 percent, as compared to first quarter fiscal 2000. Operating profit increased $37.2 million, or 22.0 percent, as compared to the same period in fiscal 2000. The sales and operating profit increases were achieved, in part, due to strong results in the Company's french fry and specialty meats businesses as well as restructuring charges recognized in the first quarter of fiscal 2000 which did not recur in the first quarter of fiscal 2001. The segment's recently acquired IHF operations did not impact the segment's results during the first quarter of fiscal 2001 as the acquisition was completed at the conclusion of the quarter. Excluding restructuring charges recognized in the first quarter of fiscal 2000, operating profit increased $8.4 million or 4.2 percent over the same period in fiscal 2000.

In the Company's Refrigerated Foods segment, sales increased $222.5 million, or
7.1 percent compared to the same period in fiscal 2000. Operating profit decreased $1.3 million, or 1.2 percent, versus the same period in fiscal 2000. Both sales and operating profits for the segment's beef and branded processed meat operations increased, however, oversupply in the poultry industry resulted in operating profit declines for the segment in total. Excluding restructuring charges recognized in the first quarter of fiscal 2000, operating profit decreased 8.0 percent, or $9.4 million, as compared to fiscal 2000 first quarter.

In the Company's Agricultural Products segment, sales decreased $25.6 million, or 1.5 percent as compared to the same period in fiscal 2000, primarily due to dispositions of certain low-margin, non-core businesses. Operating profit increased $35.2 million, or 58.9 percent over the same period in fiscal 2000,

                      CONAGRA FOODS, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


primarily as a result of strong results in the segment's United Agri Products business unit as well as restructuring charges recognized in the first quarter of fiscal 2000 which did not recur in the first quarter of fiscal 2001. Excluding restructuring charges recognized in the first quarter of fiscal 2000, operating profit increased 35.7 percent, or $25.0 million, versus first quarter fiscal 2000.

                      CONAGRA FOODS, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
        ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


There have been no material changes in the Company's market risk during the first quarter ended August 27, 2000. For additional information, refer to pages 38 and 39 of the Company's 2000 Annual Report to Stockholders, incorporated by reference into the Company's annual report on Form 10-K for the fiscal year ended May 28, 2000.

                      CONAGRA FOODS, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     The Company's annual meeting of stockholders was held on September 28, 2000. The stockholders elected three directors to serve three-year terms, ratified the appointment of Deloitte & Touche LLP to audit the Company's financial statements for fiscal year 2001, approved the ConAgra 2000 Stock Plan and approved the Company's name change to ConAgra Foods, Inc. Voting on these items was as follows:

     1.  Election of Directors

                                           FOR                   WITHHELD

         Robert A. Krane                390,476,218                11,997,798
         Bruce Rohde                    385,891,488                16,582,528
         Walter Scott, Jr.              390,360,202                12,113,814

     2.  Ratification of Independent Accountants

         FOR:                                                399,537,010
         AGAINST:                                              1,359,380
         ABSTAIN:                                              1,577,626
         BROKER/NON-VOTES:                                             0

     3.  Approval of the ConAgra 2000 Stock Plan

         FOR:                                                298,691,710
         AGAINST:                                             38,441,089
         ABSTAIN:                                              3,440,341
         BROKER/NON-VOTES:                                    61,900,876

     4.  Approval of the Company name change to ConAgra Foods, Inc.

         FOR:                                                380,560,192
         AGAINST:                                             20,005,287
         ABSTAIN:                                              1,908,537
         BROKER/NON-VOTES:                                             0

ITEM 5.  OTHER INFORMATION

     (A) On September 28, 2000, the Company's Board of Directors authorized an 11 percent increase in the Company's common stock dividend and declared a quarterly common stock cash dividend of 22.5 cents per share, payable December 1, 2000 to stockholders of record October 27, 2000. The prior quarterly dividend was 20.35 cents per share. The new indicated annual dividend rate is 90.0 cents per share, up from the previous 81.4 cents per share.

     (B) The unaudited pro forma combined condensed financial statements, which give effect to the acquisition of International Home Foods by the Company under the purchase method of accounting for the thirteen weeks ended August 27, 2000 and the fiscal year ended May 28, 2000, are attached hereto as Exhibit 99.1.

                      CONAGRA FOODS, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A) Exhibits

          3.1 - ConAgra Foods' Certificate of Incorporation, as amended

         10.1 - ConAgra 2000 Stock Plan

         12   - Statement regarding computation of ratio of earnings to fixed charges

         27   - Financial Data Schedule

         99.1 - The unaudited pro forma combined condensed financial statements, which give effect to the acquisition of International Home Foods by ConAgra Foods under the purchase method of accounting.

     (B) Reports on Form 8-K

         The Company filed a report on Form 8-K dated June 22, 2000 announcing an agreement and plan of merger between the Company and International Home Foods, Inc. The Company subsequently filed a report on Form 8-K dated August 24, 2000, announcing the completion of the merger which included financial statements of International Home Foods and unaudited pro forma information giving effect to the merger under the purchase method of accounting based upon the periods presented by the Company's then filed financial statements. The Company filed a report on Form 8-K dated September 5, 2000, with additional unaudited pro forma information giving effect to the merger based upon the period presented by the Company's Form 10-K for the fiscal year ended May 28, 2000.

                                              CONAGRA FOODS, INC.

                                              By:

                                              /s/ James P. O'Donnell
                                              ---------------------------------
                                              James P. O'Donnell
                                              Executive Vice President,
                                              Chief Financial Officer and
                                              Corporate Secretary

                                              By:

                                              /s/ Jay D. Bolding
                                              ---------------------------------
                                              Jay D. Bolding
                                              Senior Vice President, Controller

Dated this 11th day of October, 2000.

                      CONAGRA FOODS, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX


EXHIBIT                            DESCRIPTION                                   PAGE
  3.1         ConAgra Foods' Certificate of Incorporation, as                    18
              amended

 10.1         ConAgra 2000 Stock Plan                                            63

 12           Statement regarding computation of ratio of                        71
              earnings to fixed charges

 27           Financial Data Schedule

 99.1         The unaudited pro forma combined condensed                         72
              financial statements, which give effect to the acquisition of International Home Foods by ConAgra Foods under the
              purchase method of accounting.