Form 10-Q
period 2000-11-26
CONAGRA FOODS INC /DE/
filed 2001-01-10
CIK 23217

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 26, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                          Commission File Number 1-7275
--------------------------------------------------------------------------------

                               CONAGRA FOODS, INC.
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

Yes    [X]        No   [  ]

Number of shares outstanding of issuer's common stock, as of December 24, 2000 was 536,801,372.

                         PART I - FINANCIAL INFORMATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                      CONAGRA FOODS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                     (in millions except per share amounts)
                                   (unaudited)

-----------------------------------------------------------------------------------------------------------------------

                                                          THIRTEEN WEEKS ENDED             TWENTY-SIX WEEKS ENDED
                                                      NOVEMBER 26,      NOVEMBER 28,      NOVEMBER 26,     NOVEMBER 28,
                                                          2000              1999              2000             1999
                                                     -------------      ------------      ------------     -----------
Net sales                                              $   7,206.2      $   6,697.7       $  14,081.5      $  13,402.9

Costs and expenses
  Cost of goods sold                                       5,970.9          5,689.1          11,925.0         11,536.6
  Selling, general and administrative expenses               627.5            599.1           1,238.0          1,212.7
  Interest expense                                           117.3             77.2             192.3            153.6
  Restructuring/Impairment charges                               -             30.2                 -             33.7
                                                       -----------      -----------       -----------      -----------
                                                           6,715.7          6,395.6          13,355.3         12,936.6
                                                       -----------      -----------       -----------      -----------
Income before income taxes                                   490.5            302.1             726.2            466.3
Income taxes                                                 188.8            114.8             278.4            177.2
                                                       -----------      -----------       -----------      -----------

Net income                                             $     301.7      $     187.3       $     447.8      $     289.1
                                                       ===========      ===========       ===========      ===========

Income per share - basic                               $       .58      $       .39       $       .90      $       .61
                                                       ===========      ===========       ===========      ===========

Income per share - diluted                             $       .58      $       .39       $       .89      $       .60
                                                       ===========      ===========       ===========      ===========

-----------------------------------------------------------------------------------------------------------------------

For the thirteen weeks and twenty-six weeks ended November 28, 1999, other restructuring-related items included accelerated depreciation of $33.8 million and $64.8 million, respectively, included in cost of goods sold; $7.5 million and $11.5 million, respectively, of accelerated depreciation included in selling, general and administrative expenses; and inventory markdowns of $25.1 million and $33.7 million, respectively, included in cost of goods sold. For both the thirteen weeks and twenty-six weeks ended November 28, 1999, restructuring plan implementation costs included in selling, general and administrative expenses were $7.8 million.

See notes to the condensed consolidated financial statements.

                      CONAGRA FOODS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (in millions)
                                   (unaudited)

-------------------------------------------------------------------------------------------------------------------


                                              THIRTEEN WEEKS ENDED          TWENTY-SIX WEEKS ENDED
                                           NOVEMBER 26,   NOVEMBER 28,    NOVEMBER 26,   NOVEMBER 28,
                                               2000           1999            2000            1999
                                           ------------   ------------    ------------   ------------

Net income                                 $  301.7           $  187.3        $  447.8       $  289.1

Other comprehensive income/(loss):
  Currency translation adjustment             (32.9)               2.1           (24.3)          (4.4)
                                           ---------          --------        ---------      ---------

Comprehensive income                       $  268.8           $  189.4        $  423.5       $  284.7
                                           =========          ========        =========      =========
-------------------------------------------------------------------------------------------------------------------

See notes to the condensed consolidated financial statements.

                      CONAGRA FOODS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (dollars in millions except per share amounts)
                                   (unaudited)

---------------------------------------------------------------------------------------------------------------------

                                                                         NOVEMBER 26,        MAY 28,     NOVEMBER 28,
                                                                             2000             2000           1999
                                                                         ------------     -----------    ------------
ASSETS
Current assets
  Cash and cash equivalents                                              $     82.7       $     157.6     $      9.5
  Receivables, less allowance for doubtful accounts
    of $86.6, $62.8 and $85.9                                               2,594.8           1,605.5        2,525.0
  Inventories                                                               5,153.2           3,788.4        4,386.3
  Prepaid expenses                                                            481.5             404.8          294.7
                                                                         ----------       -----------     ----------
        Total current assets                                                8,312.2           5,956.3        7,215.5
                                                                         ----------       -----------     ----------

Property, plant and equipment                                               7,050.2           6,441.8        6,447.1
  Less accumulated depreciation                                            (3,083.5)         (2,857.8)      (2,887.4)
                                                                         -----------      ------------    ----------
      Property, plant and equipment, net                                    3,966.7           3,584.0        3,559.7
                                                                         ----------       -----------     ----------

Brands, trademarks and goodwill, net                                        4,388.7           2,366.0        2,384.1
Other assets                                                                  650.2             386.7          412.6
                                                                         ----------       -----------     ----------
                                                                         $ 17,317.8       $  12,293.0     $ 13,571.9
                                                                         ==========       ===========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Notes payable                                                          $  3,783.1       $   1,255.5     $  2,761.0
  Current installments of long-term debt                                       65.1              20.6           20.5
  Accounts payable                                                          2,031.0           2,040.8        2,123.3
  Advances on sales                                                           263.2             888.7          229.4
  Other accrued liabilities                                                 1,606.9           1,280.9        1,467.2
                                                                         ----------       -----------     ----------
        Total current liabilities                                           7,749.3           5,486.5        6,601.4
                                                                         ----------       -----------     ----------

Senior long-term debt, excluding current installments                       3,418.6           1,816.8        1,851.1
Other noncurrent liabilities                                                  806.4             750.7          799.9
Subordinated debt                                                             750.0             750.0          750.0
Preferred securities of subsidiary company                                    525.0             525.0          525.0
Commitments and contingencies                                                    --                --             --
Common stockholders' equity
  Common stock of $5 par value, authorized 1,200,000,000
    shares; issued 565,260,906, 524,137,617 and 524,071,467                 2,826.3           2,620.7        2,620.4
  Additional paid-in capital                                                  761.5             147.5          161.9
  Retained earnings                                                         1,650.9           1,420.7        1,486.1
  Foreign currency translation adjustment                                    (127.4)           (103.1)         (70.3)
  Less treasury stock, at cost, common
    shares 29,102,872, 31,925,505 and 31,789,174                             (692.7)           (760.3)        (757.3)
                                                                         ----------       -----------     ----------
                                                                            4,418.6           3,325.5        3,440.8
  Less unearned restricted stock and value of 13,590,191,
    15,246,068 and 15,948,951 common shares held
    in Employee Equity Fund                                                  (350.1)           (361.5)        (396.3)
                                                                         ----------       -----------     ----------
        Total common stockholders' equity                                   4,068.5           2,964.0        3,044.5
                                                                         ----------       -----------     ----------
                                                                         $ 17,317.8       $  12,293.0     $ 13,571.9
                                                                         ==========       ===========     ==========

--------------------------------------------------------------------------------------------------------------------

See notes to the condensed consolidated financial statements.

                      CONAGRA FOODS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)
                                   (unaudited)

  -------------------------------------------------------------------------------------------------------------------

                                                                                         TWENTY-SIX WEEKS ENDED
                                                                                       NOVEMBER 26,     NOVEMBER 28,
                                                                                           2000             1999
                                                                                       ------------     ------------
  Cash flows from operating activities:
  Net income                                                                            $   447.8        $   289.1
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and other amortization                                                 248.1            224.0
        Goodwill amortization                                                                32.3             31.9
        Restructuring/impairment charges and other restructuring-related
          charges (includes accelerated depreciation)                                         -              151.5
        Other noncash items (includes nonpension postretirement benefits)                    32.7             51.8
        Change in assets and liabilities before effects
          from business acquisitions                                                     (2,598.7)        (2,376.1)
                                                                                        ----------       ---------
           Net cash flows from operating activities                                      (1,837.8)        (1,627.8)
                                                                                        ----------       ---------

  Cash flows from investing activities:
    Additions to property, plant and equipment                                             (251.5)          (223.4)
    Payment for business acquisitions                                                    (1,049.6)           (14.3)
    Sale of businesses and property, plant and equipment                                     54.2             27.0
    Notes receivable and other items                                                        (11.5)           (20.8)
                                                                                        ----------       ---------
           Net cash flows from investing activities                                      (1,258.4)          (231.5)
                                                                                        ----------       ---------

  Cash flows from financing activities:
    Net short-term borrowings                                                             1,340.6          1,905.4
    Proceeds from issuance of long-term debt                                              2,841.4             64.7
    Repayment of long-term debt                                                            (394.5)           (12.4)
    Cash dividends paid                                                                    (220.8)          (171.8)
    Repayment of acquired company's debt                                                   (729.3)             -
    Other items                                                                             183.9             20.1
                                                                                        ---------        ---------
           Net cash flows from financing activities                                       3,021.3          1,806.0
                                                                                        ---------        ---------

  Net change in cash and cash equivalents                                                   (74.9)           (53.3)
  Cash and cash equivalents at beginning of period                                          157.6             62.8
                                                                                        ---------        ---------
  Cash and cash equivalents at end of period                                            $    82.7        $     9.5
                                                                                        =========        =========
-------------------------------------------------------------------------------------------------------------------

See notes to the condensed consolidated financial statements.

                         CONAGRA FOODS, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE TWENTY-SIX WEEKS ENDED NOVEMBER 26, 2000
                           (COLUMNAR DOLLARS IN MILLIONS)

1.       ACCOUNTING POLICIES

         The unaudited interim financial information included herein reflects normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the ConAgra Foods, Inc. (the "Company") fiscal 2000 annual report on Form 10-K.

         The results of operations for any interim period are not necessarily indicative of the results to be expected for other interim periods or the full year.

         Certain prior year amounts have been reclassified in order to conform with current year classifications.

         In December 1999, SEC Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, was issued. In fiscal 2001, Emerging Issues Task Force (EITF) Issue No. 00-14, ACCOUNTING FOR COUPONS, REBATES, AND DISCOUNTS, EITF Issue No. 99-19, REPORTING REVENUE GROSS AS A PRINCIPAL VERSUS NET AS AN AGENT, and EITF Issue No. 00-10, ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS, were issued. These pronouncements will become effective for the Company in fiscal 2001. In conjunction with the adoption of these pronouncements the Company is assessing accounting policies potentially impacted by the new pronouncements. The Company has not quantified the impact, if any, resulting from adoption of these new pronouncements.

         In addition, Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, will become effective for the Company in fiscal 2002. The Company has not quantified the impact, if any, resulting from adoption of this standard.

2.       ACQUISITIONS

         On August 24, 2000, the Company acquired all of the outstanding shares of common stock and stock options of International Home Foods ("IHF") in a transaction accounted for as a purchase business combination. As part of the acquisition, the Company issued approximately 41 million shares of Company common stock and assumed options to acquire approximately 5 million post-acquisition shares of Company common stock, having an aggregate fair value of approximately $850 million. In addition, the Company paid approximately $875 million in cash to the IHF shareholders and assumed approximately $1.1 billion of debt. IHF's results of operations did not impact the Company's results during the first quarter of fiscal 2001 as the acquisition was completed at the conclusion of the first quarter.

         The Company has preliminarily allocated the excess of the purchase price over the net assets acquired to brands, trademarks and goodwill. The purchase price allocation will be completed upon finalization of asset and liability valuations. In connection with this acquisition, the Company expects to consolidate certain plants and will include the associated costs as part of the purchase price allocation. The costs assigned to intangible assets arising from the transaction are being amortized on a straight-line basis over a period of 40 years.

                         CONAGRA FOODS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE TWENTY-SIX WEEKS ENDED NOVEMBER 26, 2000
                           (COLUMNAR DOLLARS IN MILLIONS)


         On September 15, 2000, the Company issued $1.65 billion of senior notes, comprised of $600 million of 7.5% senior notes, due September 15, 2005, $750 million of 7.875% senior notes, due September 15, 2010 and $300 million of 8.25% senior notes, due September 15, 2030. The net proceeds were used to reduce outstanding borrowings under short-term credit facilities with maturities less than six months and bearing interest at a rate between 6.7% and 6.8% per annum. In addition, the Company assumed $385 million of IHF 10.375% senior secured notes due in 2006 and redeemed the notes on October 6, 2000.

         The Company's unaudited pro forma results of operations for the twenty-six weeks ended November 26, 2000 and November 28, 1999, assuming the acquisition of IHF occurred as of the beginning of the periods presented are as follows:

                                                   TWENTY-SIX WEEKS ENDED
                                             NOVEMBER 26,         NOVEMBER 28,
                                                 2000               1999
                                             ------------         ------------

         Net sales                            $   14,519.6        $   14,292.9
         Net income                                  458.6               309.5
         Income per share - diluted                    .88                 .59

3.       OPERATION OVERDRIVE

         During the fourth quarter of fiscal 2000, the Company completed a restructuring plan in connection with its previously announced initiative, "Operation Overdrive." The restructuring plan was aimed at eliminating overcapacity, streamlining operations and improving future profitability through margin expansion and expense reductions. The pre-tax charge of the plan totaled $1,062.2 million with $621.4 million and $440.8 million recognized in fiscal 2000 and 1999, respectively.

         Included in the Company's results of operations for the thirteen weeks ended November 28, 1999 are restructuring plan charges of $104.4 million ($64.7 million net of tax) as follows:

                                                        Packaged       Refrigerated     Agricultural
                                                         Foods             Foods          Products         Total
                                                        --------       ------------     ------------      --------
         Accelerated depreciation                       $   40.0        $    1.3          $    -          $   41.3
         Inventory markdowns                                14.5             -                10.6            25.1
         Restructuring plan implementation costs             2.6             4.4                .8             7.8
         Restructuring/Impairment charges                   11.4            12.2               6.6            30.2
                                                        --------        --------          --------        --------
                         Total                          $   68.5        $   17.9          $   18.0        $  104.4
                                                        ========        ========          ========        ========

                         CONAGRA FOODS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE TWENTY-SIX WEEKS ENDED NOVEMBER 26, 2000
                           (COLUMNAR DOLLARS IN MILLIONS)

         Included in the Company's results of operations for the twenty-six weeks ended November 28, 1999 are restructuring plan charges of $151.5 million ($93.9 million net of tax) as follows:

                                                        Packaged       Refrigerated     Agricultural
                                                         Foods             Foods          Products         Total
                                                        --------       ------------     ------------      --------
         Accelerated depreciation                       $   67.4        $    8.9         $    -          $   76.3
         Inventory markdowns                                14.5              .1             19.1            33.7
         Restructuring plan implementation costs             2.6             4.4               .8             7.8
         Restructuring/Impairment charges                   12.8            12.6              8.3            33.7
                                                        --------        --------         --------        --------
                         Total                          $   97.3        $   26.0         $   28.2        $  151.5
                                                        ========        ========         ========        ========

         Restructuring plan charges reflected in the Company's Consolidated Statements of Earnings for the thirteen weeks and twenty-six weeks ended November 28, 1999 are as follows: accelerated depreciation of $33.8 million and $64.8 million, respectively, are included in cost of goods sold; accelerated depreciation of $7.5 million and $11.5 million, respectively, are included in selling, general and administrative expenses; inventory markdowns are included in cost of goods sold; plan implementation costs (primarily third-party consulting costs) are included in selling, general and administrative expenses; and restructuring/impairment charges are reflected as such and result from asset impairments, employee related costs and contractual termination costs. Asset impairment charges were primarily reflected in the Company's Refrigerated Foods and Agricultural Products segments.

         Certain assets to be disposed of that were not immediately removed from operations were depreciated on an accelerated basis over their remaining useful lives. Inventory markdowns represented losses to write down the carrying value of non-strategic inventory resulting from the closure of facilities and discontinuation of certain products.

         Approximately 8,450 employees received notification of their termination as a result of the restructuring plan, primarily in manufacturing and operating facilities. In addition, other exit costs (consisting of lease termination and other contractual termination costs) occurred as a result of the restructuring plan. Such activity is as follows:

                                                          SEVERANCE                OTHER EXIT
                                                    AMOUNT         HEADCOUNT          COSTS
                                                   --------        ---------       ----------
         Fiscal 1999 activity:
            Charges to income                      $   45.1            3,160        $    7.3
            Utilized                                   (6.1)            (260)              -
                                                   --------            -----        --------
            Balance, May 30, 1999                      39.0            2,900             7.3
         Fiscal 2000 activity:
            Charges to income                          57.8            5,290            50.9
            Utilized                                  (44.3)          (4,990)          (21.5)
                                                   --------            -----        --------
            Balance, May 28, 2000                      52.5            3,200            36.7
         Fiscal 2001 activity:
            Utilized                                  (24.3)          (2,510)          (17.7)
                                                   ---------           -----        ---------
            Balance, November 26, 2000             $   28.2              690        $   19.0
                                                   ========            ======       ========

                         CONAGRA FOODS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE TWENTY-SIX WEEKS ENDED NOVEMBER 26, 2000
                           (COLUMNAR DOLLARS IN MILLIONS)


         Included in the November 26, 2000 severance reserve balance are amounts owed to individuals who have been severed but have elected to receive their severance payments over a period of time rather than in the form of a lump-sum.

4.       INCOME PER SHARE

         The following table reconciles the income and average share amounts used to compute both basic and diluted income per share:


                                                                      THIRTEEN WEEKS ENDED       TWENTY-SIX WEEKS ENDED
                                                                   --------------------------  --------------------------
                                                                    NOV. 26,      NOV. 28,        NOV. 26,      NOV. 28,
                                                                       2000          1999           2000         1999
                                                                   ------------   -----------  ------------   -----------
         NET INCOME                                                 $     301.7   $     187.3   $     447.8   $     289.1
                                                                    ===========   ===========   ===========   ===========

         INCOME PER SHARE - BASIC

           Weighted average shares outstanding - basic                    520.4         476.2         499.5         474.7
                                                                    ===========   ===========   ===========   ===========

         INCOME PER SHARE - DILUTED
           Weighted average shares outstanding - basic                    520.4         476.2         499.5         474.7
           Add shares contingently issuable upon
             exercise of stock options                                      3.5           3.4           2.8           3.9
                                                                    -----------   -----------   -----------   -----------
           Weighted average shares outstanding - diluted                  523.9         479.6         502.3         478.6
                                                                    ===========   ===========   ===========   ===========

         The sum of the income per share reported for fiscal 2001 first and second quarters does not equal the income per share reported for the first half of fiscal 2001 due to rounding.

5.       INVENTORIES

         The major classes of inventories are as follows:

                                                                   NOV. 26,        MAY 28,            NOV. 28,
                                                                    2000             2000               1999
                                                                ------------     -----------        ------------
         Hedged commodities                                     $    1,575.8     $    1,301.6       $    1,415.4
         Food products and livestock                                 1,837.0          1,393.6            1,435.3
         Agricultural chemicals, fertilizer and feed                   942.6            671.1              822.6
         Other, principally ingredients and supplies                   797.8            422.1              713.0
                                                                ------------     ------------       ------------
                                                                $    5,153.2     $    3,788.4       $    4,386.3
                                                                ============     ============       ============

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

                         CONAGRA FOODS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE TWENTY-SIX WEEKS ENDED NOVEMBER 26, 2000
                           (COLUMNAR DOLLARS IN MILLIONS)



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

7.       BUSINESS SEGMENTS

         The Company's business segments are aggregated into three reportable segments based upon similar economic characteristics, nature of products and services offered, nature of production processes, the type or class of customer and distribution methods. Packaged Foods includes companies that produce shelf-stable and frozen foods. Refrigerated Foods includes companies that produce and market branded processed meats, beef, pork, chicken and turkey. Both the Packaged Foods and Refrigerated Foods segments market food products in retail and foodservice channels. Agricultural Products includes companies involved in distribution of agricultural inputs and procurement, processing, trading and distribution of commodity food ingredients and agricultural commodities.

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

                         CONAGRA FOODS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE TWENTY-SIX WEEKS ENDED NOVEMBER 26, 2000
                           (COLUMNAR DOLLARS IN MILLIONS)

                                                                                       THIRTEEN WEEKS ENDED
                                                                                    NOVEMBER 26,     NOVEMBER 28,
                                                                                         2000            1999
                                                                                   -------------     ------------
         Sales to unaffiliated customers
           Packaged Foods                                                          $    2,413.7      $    2,080.7
           Refrigerated Foods                                                           3,366.9           3,203.1
           Agricultural Products                                                        1,425.6           1,413.9
                                                                                   ------------      ------------
           Total                                                                   $    7,206.2      $    6,697.7
                                                                                   ------------      ------------


         Intersegment sales
           Packaged Foods                                                          $       13.3      $       12.6
           Refrigerated Foods                                                              83.8              57.3
           Agricultural Products                                                           93.5              96.7
                                                                                   ------------      ------------
                                                                                          190.6             166.6
           Intersegment elimination                                                      (190.6)           (166.6)
                                                                                   ------------      ------------
           Total                                                                   $         -       $         -
                                                                                   ============      ============

         Net sales
           Packaged Foods                                                          $    2,427.0      $    2,093.3
           Refrigerated Foods                                                           3,450.7           3,260.4
           Agricultural Products                                                        1,519.1           1,510.6
           Intersegment elimination                                                      (190.6)           (166.6)
                                                                                   ------------      ------------
           Total                                                                   $    7,206.2      $    6,697.7
                                                                                   ============      ============

         Operating profit
           Packaged Foods                                                          $      397.9      $      239.1
           Refrigerated Foods                                                             154.2             123.8
           Agricultural Products                                                          139.8              87.4
                                                                                   ------------      ------------
           Total operating profit                                                         691.9             450.3

           Interest expense                                                               117.3              77.2
           General corporate expenses                                                      53.8              55.2
           Goodwill amortization                                                           30.3              15.8
                                                                                   ------------      ------------

         Income before tax                                                         $      490.5      $      302.1
                                                                                   ============      ============

         Included in the thirteen weeks ended November 28, 1999 are before-tax restructuring/impairment charges and other restructuring-related charges of $104.4 million. The charges are included in operating profit as follows: $68.5 million in Packaged Foods; $17.9 million in Refrigerated Foods; and $18.0 million in Agricultural Products.

                         CONAGRA FOODS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE TWENTY-SIX WEEKS ENDED NOVEMBER 26, 2000
                           (COLUMNAR DOLLARS IN MILLIONS)

                                                                                       TWENTY-SIX WEEKS ENDED
                                                                                    NOVEMBER 26,     NOVEMBER 28,
                                                                                       2000              1999
                                                                                   -------------     ------------
         Sales to unaffiliated customers
           Packaged Foods                                                          $    4,123.8      $    3,813.3
           Refrigerated Foods                                                           6,799.5           6,419.0
           Agricultural Products                                                        3,158.2           3,170.6
                                                                                   ------------      ------------
           Total                                                                   $   14,081.5      $   13,402.9
                                                                                   ------------      ------------

         Intersegment sales
           Packaged Foods                                                          $       24.4      $       24.4
           Refrigerated Foods                                                             168.1             107.8
           Agricultural Products                                                          194.9             165.3
                                                                                   ------------      ------------
                                                                                          387.4             297.5
           Intersegment elimination                                                      (387.4)           (297.5)
                                                                                   ------------      ------------
           Total                                                                   $         -       $         -
                                                                                   ===========       ===========

         Net sales
           Packaged Foods                                                          $    4,148.2      $    3,837.7
           Refrigerated Foods                                                           6,967.6           6,526.8
           Agricultural Products                                                        3,353.1           3,335.9
           Intersegment elimination                                                      (387.4)           (297.5)
                                                                                   ------------      ------------
           Total                                                                   $   14,081.5      $   13,402.9
                                                                                   ------------      ------------

         Operating profit
           Packaged Foods                                                          $      600.9      $      409.4
           Refrigerated Foods                                                             263.8             233.5
           Agricultural Products                                                          237.0             146.6
                                                                                   ------------      ------------
           Total operating profit                                                       1,101.7             789.5

           Interest expense                                                               192.3             153.6
           General corporate expenses                                                     136.6             137.7
           Goodwill amortization                                                           46.6              31.9
                                                                                   ------------      ------------

         Income before tax                                                         $      726.2      $      466.3
                                                                                   ============      ============

         Included in the twenty-six weeks ended November 28, 1999 are before-tax restructuring/impairment charges and other restructuring-related charges of $151.5 million. The charges are included in operating profit as follows: $97.3 million in Packaged Foods; $26.0 million in Refrigerated Foods; and $28.2 million in Agricultural Products.

                      CONAGRA FOODS, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is management's discussion and analysis of certain significant factors which affected the Company's financial condition and operating results for the periods included in the accompanying condensed consolidated financial statements. Results for the thirteen weeks and twenty-six weeks ended November 26, 2000 are not necessarily indicative of results that may be attained in the future.

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

On August 24, 2000, the Company acquired all of the outstanding International Home Foods ("IHF") common stock and assumed options exercisable post-acquisition for shares of Company common stock for total consideration of approximately $1.7 billion plus the assumption of approximately $1.1 billion in debt. Primarily as a result of this acquisition, capital investment increased approximately $2.8 billion as compared to May 28, 2000, consisting of a $93.1 million working capital increase and a $2.7 billion increase in noncurrent assets. In addition, senior long-term debt increased approximately $1.6 billion as compared to May 28, 2000, primarily as a result of the IHF acquisition.

During the second quarter of fiscal 2001, the Company issued $1.65 billion of senior notes, comprised of $600 million of 7.5% senior notes, due September 15, 2005, $750 million of 7.875% senior notes, due September 15, 2010 and $300 million of 8.25% senior notes, due September 15, 2030. The net proceeds were used to reduce outstanding borrowings under short-term credit facilities with maturities less than six months and bearing interest at a rate between 6.7% and 6.8% per annum. In addition, the Company assumed $385 million of IHF 10.375% senior secured notes due in 2006 and redeemed the notes on October 6, 2000.

The Company's long-term debt objective is that senior long-term debt will not normally exceed 30% of total long-term debt plus equity. Long-term subordinated debt is treated as equity due to its preferred stock characteristics. The Company's policy has been that it would exceed this self-imposed limit for a major strategic acquisition that is intended to create value for shareholders over the long term. In management's view, the fiscal 2001 acquisition of IHF represented such an opportunity.

                      CONAGRA FOODS, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

A summary of the period to period increases (decreases) in the principal components of operations, both before and after restructuring and other restructuring-related charges ("restructuring charges") recognized in fiscal 2000, is shown below (dollars in millions, except per share amounts).

                                                        THIRTEEN WEEKS ENDED              TWENTY-SIX WEEKS ENDED
                                                  NOV. 26, 2000 AND NOV. 28, 1999    NOV. 26, 2000 AND NOV. 28, 1999
                                                  -------------------------------    -------------------------------
                                                                   EXCLUDING                           EXCLUDING
                                                      AS          RESTRUCTURING          AS          RESTRUCTURING
                                                   REPORTED          CHARGES          REPORTED          CHARGES
                                                  -----------    ---------------     -----------     -------------
Net sales                                         $     508.5     $     508.5        $     678.6      $     678.6

Costs and expenses
  Cost of goods sold                                    281.8           340.7              388.4            486.9
  Selling, general and administrative expenses           28.4            43.7               25.3             44.6
  Interest expense                                       40.1            40.1               38.7             38.7
  Restructuring/Impairment charges                      (30.2)            -                (33.7)             -
                                                  ------------    -----------        ------------     -----------
                                                        320.1           424.5              418.7            570.2
                                                  -----------     -----------        -----------      -----------
Income before income taxes                              188.4            84.0              259.9            108.4
Income taxes                                             74.0            34.3              101.2             43.6
                                                  -----------     -----------        -----------      -----------

Net income                                        $     114.4     $      49.7        $     158.7      $      64.8
                                                  ===========     ===========         ==========      ===========

Income per share - basic                          $       .19     $       .05        $       .29      $       .09
                                                  ===========     ===========        ===========      ===========

Income per share - diluted                        $       .19     $       .05        $       .29      $       .09
                                                  ===========     ===========        ===========      ===========


In comparison to fiscal 2000 second quarter, the Company's fiscal 2001 second quarter diluted income per share was $.58, an increase of $.19, or 48.7 percent; operating profit was $691.9 million, an increase of $241.6 million, or 53.7 percent; and net income was $301.7 million, an increase of $114.4 million, or
61.1 percent. Excluding restructuring charges recognized in the second quarter of fiscal 2000, the Company's fiscal 2001 second quarter diluted income per share increased $.05, or 9.4 percent; operating profit increased $137.2 million, or 24.7 percent; and net income increased $49.7 million, or 19.7 percent.

For the first half of fiscal 2001, diluted income per share was $.89, an increase of $.29, or 48.0 percent; operating profit was $1,101.7 million, an increase of $312.2 million, or 39.5 percent; and net income was $447.8 million, an increase of $158.7 million, or 54.9 percent. The sum of the income per share for fiscal 2001 first and second quarters does not equal the income per share reported for the first half of fiscal 2001 due to rounding. Excluding restructuring charges recognized in the first half of fiscal 2000, the Company's fiscal 2001 first half diluted income per share increased $.09, or 11.2 percent; operating profit increased $160.7 million, or 17.1 percent; and net income increased $64.8 million, or 16.9 percent.

In the Company's Packaged Foods segment, second quarter sales increased $333.0 million, or 16.0 percent, as compared to second quarter fiscal 2000. Operating profit for the second quarter increased $158.8 million, or 66.4 percent, as compared to the same period in fiscal 2000. For the first half of fiscal 2001, sales increased $310.5 million, or 8.1 percent, while operating profit increased $191.5 million, or 46.8 percent as compared to the first half of fiscal 2000. The second quarter and first half increases in sales

                      CONAGRA FOODS, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and operating profit resulted primarily from the broader portfolio of shelf stable products associated with the International Home Foods acquisition, which occurred at the end of the first quarter of fiscal 2001. The second quarter and first half increases in fiscal 2001 operating profit were also a result of stronger results in the segment's french fry, seafood, and specialty meats operations, as well as restructuring plan charges included in fiscal 2000's operating results. Excluding restructuring plan charges recognized in fiscal 2000, second quarter operating profit increased $90.3 million, or 29.4 percent, over the second quarter of fiscal 2000, while operating profit for the first half of fiscal 2001 increased $94.2 million, or 18.6 percent, as compared to the comparable period in fiscal 2000.

In the Company's Refrigerated Foods segment, second quarter sales increased $163.8 million, or 5.1 percent, as compared to second quarter fiscal 2000. Operating profit for the second quarter increased $30.4 million, or 24.6 percent, as compared to the same period in fiscal 2000. Increased operating profits for the segment's branded meat business and poultry operations contributed to the growth in operating profit for the quarter. For the first half of fiscal 2001, sales increased $380.5 million, or 5.9 percent, while operating profit increased $30.3 million, or 13.0 percent as compared to the first half of fiscal 2000. The first half increases in operating profit were primarily due to increased operating profits in the segment's branded prepared meat business, which more than offset decreases in operating profit for the segment's pork and poultry operations. The second quarter and first half increases in fiscal 2001 operating profit were also impacted by restructuring plan charges included in fiscal 2000's operating results. Excluding restructuring plan charges recognized in fiscal 2000, second quarter operating profit increased $12.5 million, or 8.8 percent, over the second quarter of fiscal 2000, while operating profit for the first half of fiscal 2001 increased $4.3 million, or 1.7 percent, as compared to the comparable period in fiscal 2000.

In the Company's Agricultural Products segment, second quarter sales increased $11.7 million, or .8 percent, as compared to second quarter fiscal 2000. Operating profit for the second quarter increased $52.4 million, or 60.0 percent, as compared to the same period in fiscal 2000. For the first half of fiscal 2001, sales decreased $12.4 million, or .4 percent, while operating profit increased $90.4 million, or 61.7 percent as compared to the first half of fiscal 2000. The second quarter and first half increases in operating profit were primarily due to increased operating profits in the segment's trading business. The second quarter and first half increases in fiscal 2001 operating profit were also impacted by restructuring plan charges included in fiscal 2000's operating results. Excluding restructuring plan charges recognized in fiscal 2000, second quarter operating profit increased $34.4 million, or 32.6 percent, over the second quarter of fiscal 2000, while operating profit for the first half of fiscal 2001 increased $62.2 million, or 35.6 percent, as compared to the comparable period in fiscal 2000.

On December 25, 2000, one of the Company's beef processing facilities located in Garden City, Kansas, suffered damage due to a fire. As a result, the facility will be shut down for an indeterminate period of time. The Company does not believe the shut down of the facility will have a material impact on its results of operations.

                      CONAGRA FOODS, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
        ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the twenty-six weeks ended November 26, 2000. For additional information, refer to pages 38 and 39 of the Company's 2000 Annual Report to Stockholders, incorporated by reference into the Company's annual report on Form 10-K for the fiscal year ended May 28, 2000.

                      CONAGRA FOODS, INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

The unaudited pro forma combined condensed financial statements, which give effect to the acquisition of International Home Foods by the Company under the purchase method of accounting for the twenty-six weeks ended November 26, 2000 and the fiscal year ended May 28, 2000, are attached hereto as Exhibit 99.1.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits

          12 - Statement regarding computation of ratio of earnings to fixed charges

          99.1 - The unaudited pro forma combined condensed financial statements, which give effect to the acquisition of International Home Foods by ConAgra Foods under the purchase method of accounting.

(B) The Company filed a report on Form 8-K dated September 5, 2000 with additional unaudited pro forma information giving effect to the merger of International Home Foods, Inc. based upon the period presented by the Company's Form 10-K for the fiscal year ended May 28, 2000.



                                 CONAGRA FOODS, INC.

                                 By:

                                 /s/ James P. O'Donnell
                                 -----------------------------------

                                 James P. O'Donnell
                                 Executive Vice President,
                                 Chief Financial Officer and
                                 Corporate Secretary

                                 By:

                                 /s/ Jay D. Bolding
                                 -----------------------------------
                                 Jay D. Bolding
                                 Senior Vice President, Controller

Dated this 10th day of January, 2001.

                      CONAGRA FOODS, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX


     EXHIBIT                            DESCRIPTION                                           PAGE
       12           Statement regarding computation of ratio of                                19
                    earnings to fixed charges

       99.1         The unaudited pro forma combined condensed                                 20
                    financial statements, which give effect to the
                    acquisition of International Home Foods by ConAgra
                    Foods under the purchase method of accounting.