Form 10-Q
period 2001-02-25
CONAGRA FOODS INC /DE/
filed 2001-04-11
CIK 23217

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 25, 2001

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

Yes [X] No [ ]


Number of shares outstanding of issuer's common stock, as of March 25, 2001 was 537,085,602.

                         PART I - FINANCIAL INFORMATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                      CONAGRA FOODS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                     (in millions except per share amounts)
                                   (unaudited)

---------------------------------------------------------------------------------------------------------------------
                                                          THIRTEEN WEEKS ENDED            THIRTY-NINE WEEKS ENDED
                                                     FEBRUARY 25,      FEBRUARY 27,     FEBRUARY 25,     FEBRUARY 27,
                                                          2001            2000            2001               2000
                                                     ------------      ------------     ------------     ------------
Net sales                                              $   6,429.2      $   5,904.9       $  20,510.7      $  19,307.8

Costs and expenses
  Cost of goods sold                                       5,405.2          5,023.1          17,324.6         16,559.7
  Selling, general and administrative expenses               732.9            542.1           1,976.5          1,754.8
  Interest expense                                           130.9             80.7             323.2            234.3
  Restructuring/Impairment charges                               -             27.7                 -             61.4
                                                       -----------      -----------       -----------      -----------
                                                           6,269.0          5,673.6          19,624.3         18,610.2
                                                       -----------      -----------       -----------      -----------
Income before income taxes                                   160.2            231.3             886.4            697.6
Income taxes                                                  61.7             87.9             340.1            265.1
                                                       -----------      -----------       -----------      -----------
Net income                                             $      98.5      $     143.4       $     546.3      $     432.5
                                                       ===========      ===========       ===========      ===========
Income per share - basic                               $       .19      $       .30       $      1.08      $       .91
                                                       ===========      ===========       ===========      ===========
Income per share - diluted                             $       .19      $       .30       $      1.07      $       .90
                                                       ===========      ===========       ===========      ===========
-----------------------------------------------------------------------------------------------------------------------

For the thirteen weeks and thirty-nine weeks ended February 27, 2000, other restructuring-related items included accelerated depreciation of $19.6 million and $84.4 million, respectively, and inventory markdowns of $7.7 million and $41.4 million, respectively, included in cost of goods sold; and $18.8 million and $30.3 million, respectively, of accelerated depreciation and restructuring plan implementation costs of $10.8 million and $18.6 million, respectively, included in selling, general and administrative expenses. For the thirteen weeks and thirty-nine weeks ended February 27, 2000, restructuring and restructuring-related charges were $84.6 million and $236.1 million, respectively.

See notes to the condensed consolidated financial statements.

                      CONAGRA FOODS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (in millions)
                                   (unaudited)

---------------------------------------------------------------------------------------------------------------------
                                                          THIRTEEN WEEKS ENDED            THIRTY-NINE WEEKS ENDED
                                                     FEBRUARY 25,      FEBRUARY 27,     FEBRUARY 25,     FEBRUARY 27,
                                                          2001            2000            2001               2000
                                                     ------------      ------------     ------------     ------------
Net income                                             $   98.5         $    143.4        $   546.3        $  432.5

Other comprehensive income/(loss):

  Currency translation adjustment                          17.8               (9.2)            (6.5)          (13.6)
                                                       -----------      -----------       -----------      -----------
Comprehensive income                                   $  116.3         $    134.2        $   539.8        $  418.9
                                                       ===========      ===========       ===========      ===========
-----------------------------------------------------------------------------------------------------------------------

See notes to the condensed consolidated financial statements.

                      CONAGRA FOODS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (dollars in millions except per share amounts)
                                   (unaudited)

---------------------------------------------------------------------------------------------------------------------
ASSETS                                                                FEBRUARY 25,       MAY 28,        FEBRUARY 27,
                                                                          2001            2000             2000
                                                                    --------------   --------------    -----------
Current assets
  Cash and cash equivalents                                            $     24.4       $     157.6     $     17.4
  Receivables, less allowance for doubtful accounts
    of $132.0, $62.8 and $82.2                                            2,244.3           1,605.5        1,972.1
  Inventories                                                             4,987.3           3,788.4        4,245.4
  Prepaid expenses                                                          538.0             404.8          297.7
                                                                       ----------         ---------       --------
        Total current assets                                              7,794.0           5,956.3        6,532.6
                                                                       ----------         ---------       --------

Property, plant and equipment                                             7,143.7           6,441.8        6,771.4
  Less accumulated depreciation                                          (3,163.7)         (2,857.8)      (3,018.6)
                                                                       ----------      ------------    ----------
      Property, plant and equipment, net                                  3,980.0           3,584.0        3,752.8
                                                                       ----------       -----------     ----------
Brands, trademarks and goodwill, net                                      4,770.2           2,366.0        2,404.2
Other assets                                                                657.1             386.7          422.9
                                                                       ----------       -----------     ----------
                                                                       $ 17,201.3       $  12,293.0     $ 13,112.5
                                                                       ==========       ===========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Notes payable                                                        $  3,176.1       $   1,255.5     $  2,406.3
  Current installments of long-term debt                                     79.3              20.6           19.0
  Accounts payable                                                        2,136.4           2,040.8        2,125.6
  Advances on sales                                                         231.9             888.7          156.2
  Other accrued liabilities                                               1,624.2           1,280.9        1,360.1
                                                                       ----------       -----------     ----------
        Total current liabilities                                         7,247.9           5,486.5        6,067.2
                                                                       ----------       -----------     ----------

Senior long-term debt, excluding current installments                     3,411.4           1,816.8        1,871.7
Other noncurrent liabilities                                              1,179.0             750.7          806.2
Subordinated debt                                                           750.0             750.0          750.0
Preferred securities of subsidiary company                                  525.0             525.0          525.0
Commitments and contingencies                                                   -                 -              -
Common stockholders' equity
  Common stock of $5 par value, authorized 1,200,000,000
    shares; issued 565,289,796, 524,137,617 and 524,129,789               2,826.4           2,620.7        2,620.6
  Additional paid-in capital                                                678.3             147.5           38.3
  Retained earnings                                                       1,635.1           1,420.7        1,537.2
  Foreign currency translation adjustment                                  (109.6)           (103.1)         (79.5)
  Less treasury stock, at cost, common
    shares 28,421,384, 31,925,505 and 31,883,927                           (676.6)           (760.3)        (759.3)
                                                                       ----------       -----------     ----------
                                                                          4,353.6           3,325.5        3,357.3
  Less unearned restricted stock and value of 13,075,636,
    15,246,068 and 15,602,138 common shares held
    in Employee Equity Fund                                                (265.6)           (361.5)        (264.9)
                                                                       ----------       -----------     ----------
        Total common stockholders' equity                                 4,088.0           2,964.0        3,092.4
                                                                       ----------       -----------     ----------
                                                                       $ 17,201.3       $  12,293.0     $ 13,112.5
                                                                       ==========       ===========     ==========

-------------------------------------------------------------------------------------------------------------------

See notes to the condensed consolidated financial statements.

                      CONAGRA FOODS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)
                                   (unaudited)

-------------------------------------------------------------------------------------------------------------------
                                                                                        THIRTY-NINE WEEKS ENDED
                                                                                    FEBRUARY 25,     FEBRUARY 27,
                                                                                        2001             2000
                                                                                    ------------     ------------
Cash flows from operating activities:
Net income                                                                            $   546.3        $   432.5
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and other amortization                                               377.6            338.9
        Goodwill amortization                                                              64.1             47.8
        Restructuring/impairment charges and other restructuring-related
          charges (includes accelerated depreciation)                                         -            236.1
        Other noncash items (includes nonpension postretirement benefits)                  78.1             60.6
        Change in assets and liabilities before effects
          from business acquisitions                                                   (2,105.5)        (2,050.8)
                                                                                     ----------         ---------
           Net cash flows from operating activities                                    (1,039.4)          (934.9)
                                                                                     ----------         ---------

  Cash flows from investing activities:
    Additions to property, plant and equipment                                           (383.6)          (333.7)
    Payment for business acquisitions                                                  (1,107.2)          (374.8)
    Sale of businesses and property, plant and equipment                                   72.1             46.0
    Notes receivable and other items                                                        7.0            (29.8)
                                                                                      ---------         ---------
           Net cash flows from investing activities                                    (1,411.7)          (692.3)
                                                                                      ---------         ---------

  Cash flows from financing activities:
    Net short-term borrowings                                                           1,920.5          1,550.8
    Proceeds from issuance of long-term debt                                            1,663.7             71.4
    Repayment of long-term debt                                                           (12.7)           (16.8)
    Cash dividends paid                                                                  (335.0)          (278.6)
    Repayment of acquired company's debt                                               (1,114.3)               -
    Other items                                                                           195.7            255.0
                                                                                      ---------         ---------
           Net cash flows from financing activities                                     2,317.9          1,581.8
                                                                                      ---------        ---------

  Net change in cash and cash equivalents                                                (133.2)           (45.4)
  Cash and cash equivalents at beginning of period                                        157.6             62.8
                                                                                      ---------        ---------
  Cash and cash equivalents at end of period                                          $    24.4        $    17.4
                                                                                       =========        =========
-----------------------------------------------------------------------------------------------------------------

See notes to the condensed consolidated financial statements.

                      CONAGRA FOODS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THIRTY-NINE WEEKS ENDED FEBRUARY 25, 2001
                         (COLUMNAR DOLLARS IN MILLIONS)

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

     In December 1999, SEC Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, was issued. In fiscal 2001, Emerging Issues Task Force (EITF) Issue No. 00-14, ACCOUNTING FOR CERTAIN SALES INCENTIVES, EITF Issue No. 99-19, REPORTING REVENUE GROSS AS A PRINCIPAL VERSUS NET AS AN AGENT, and EITF Issue No. 00-10, ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS, were issued. These pronouncements will become effective for the Company in the fourth quarter of fiscal 2001. In conjunction with the adoption of these pronouncements the Company is assessing accounting policies potentially impacted by the new pronouncements as well as several other pending EITF issues. The Company has not quantified the impact, if any, resulting from adoption of these new pronouncements.

     Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended, is effective for the Company in the first quarter of fiscal 2002. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The standard requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if so designated, the type of hedge transaction. The Company is currently assessing the impact of the adoption of the standard on the Company's financial statements. The adoption impact of the standard will be presented as a cumulative effect of change in accounting principle. Subsequent to adoption in fiscal 2002, the impact of the standard on the Company's results will depend on the fair values of the Company's derivatives and may result in increased volatility in the Company's reported earnings.

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

                      CONAGRA FOODS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THIRTY-NINE WEEKS ENDED FEBRUARY 25, 2001
                         (COLUMNAR DOLLARS IN MILLIONS)

     The Company has preliminarily allocated the excess of the purchase price over the net assets acquired to brands, trademarks and goodwill. The purchase price allocation will be completed upon finalization of asset and liability valuations. In connection with this acquisition, the Company expects to consolidate certain facilities and will include the associated costs as part of the purchase price allocation. The costs assigned to intangible assets arising from the transaction are being amortized on a straight-line basis over a period not exceeding 40 years.

     On September 15, 2000, the Company issued $1.65 billion of senior notes, comprised of $600 million of 7.5% senior notes, due September 15, 2005, $750 million of 7.875% senior notes, due September 15, 2010 and $300 million of 8.25% senior notes, due September 15, 2030. The net proceeds were used to reduce outstanding borrowings under short-term credit facilities accessed to finance a portion of the IHF acquisition. The short-term credit facilities had maturities with less than six months and carried interest rates between 6.7% and 6.8% per annum. In addition, as part of the IHF acquisition the Company assumed $385 million of IHF 10.375% senior secured notes due in 2006 and redeemed the notes on October 6, 2000.

     The Company's unaudited pro forma results of operations for the thirty-nine weeks ended February 25, 2001 and February 27, 2000, assuming the acquisition of IHF occurred as of the beginning of the periods presented are as follows:

                                                   THIRTY-NINE WEEKS ENDED
                                               FEBRUARY 25,       FEBRUARY 27,
                                                   2001              2000
                                                   ----              ----
         Net sales                              $ 20,948.8         $ 20,677.9
         Net income                                  557.0              485.3
         Income per share - diluted                   1.06                .93

3.   OPERATION OVERDRIVE

     During the fourth quarter of fiscal 2000, the Company completed a restructuring plan in connection with its previously announced initiative, "Operation Overdrive." The restructuring plan was aimed at eliminating overcapacity, streamlining operations and improving future profitability through margin expansion and expense reductions. The pre-tax charge of the plan approximated $1.1 billion with $621.4 million and $440.8 million recognized in fiscal 2000 and 1999, respectively.

     Included in the Company's results of operations for the thirteen weeks ended February 27, 2000 are restructuring plan charges of $84.6 million ($52.5 million net of tax) as follows:

                      CONAGRA FOODS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THIRTY-NINE WEEKS ENDED FEBRUARY 25, 2001
                         (COLUMNAR DOLLARS IN MILLIONS)


                                                                 Packaged     Refrigerated     Agricultural
                                                                   Foods         Foods           Products         Total
                                                                 --------     ------------     ------------       -----
         Accelerated depreciation                                $   37.1       $    1.3          $    -          $  38.4
         Inventory markdowns                                           .4            3.2             4.1              7.7
         Restructuring plan implementation costs                      4.0            5.1             1.7             10.8
         Restructuring/Impairment charges                            10.5            2.1            15.1             27.7
                                                                 --------       --------         -------         --------
                         Total                                   $   52.0       $   11.7          $ 20.9          $  84.6
                                                                 ========       ========         ========        ========

         Included in the Company's results of operations for the thirty-nine weeks ended February 27, 2000 are restructuring plan charges of $236.1 million ($146.4 million net of tax) as follows:


                                                                 Packaged     Refrigerated     Agricultural
                                                                   Foods         Foods           Products         Total
                                                                 --------     ------------     ------------       -----
         Accelerated depreciation                                $  104.5       $   10.2          $    -         $ 114.7
         Inventory markdowns                                         15.0            3.2             23.2           41.4
         Restructuring plan implementation costs                      6.7            9.5              2.4           18.6
         Restructuring/Impairment charges                            23.1           14.8             23.5           61.4
                                                                 --------       ---------         --------       --------
                         Total                                   $  149.3       $   37.7          $  49.1        $ 236.1
                                                                 ========       =========         ========       ========

     Restructuring plan charges reflected in the Company's Consolidated Statements of Earnings for the thirteen weeks and thirty-nine weeks ended February 27, 2000 are as follows: accelerated depreciation of $19.6 million and $84.4 million, respectively, are included in cost of goods sold; accelerated depreciation of $18.8 million and $30.3 million, respectively, are included in selling, general and administrative expenses; inventory markdowns are included in cost of goods sold; plan implementation costs (primarily third-party consulting costs) are included in selling, general and administrative expenses; and restructuring/impairment charges are reflected as such and result from asset impairments, employee related costs and contractual termination costs. Asset impairment charges were primarily reflected in the Company's Refrigerated Foods and Agricultural Products segments.

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

                      CONAGRA FOODS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THIRTY-NINE WEEKS ENDED FEBRUARY 25, 2001
                         (COLUMNAR DOLLARS IN MILLIONS)


                                                          SEVERANCE                 OTHER EXIT
                                                   AMOUNT         HEADCOUNT            COSTS
                                                   ------         ---------            -----
        Fiscal 1999 activity:
            Charges to income                      $   45.1          3,160           $    7.3
            Utilized                                   (6.1)          (260)                 -
                                                   --------          -----            -------
            Balance, May 30, 1999                      39.0          2,900                7.3
         Fiscal 2000 activity:
            Charges to income                          57.8          5,290               50.9
            Utilized                                  (44.3)        (4,990)             (21.5)
                                                   --------         ------            -------
            Balance, May 28, 2000                      52.5          3,200               36.7
         Fiscal 2001 activity:
            Utilized                                  (29.4)        (2,770)             (24.9)
                                                   ---------        ------           --------
            Balance, February 25, 2001             $   23.1            430           $   11.8
                                                   ========         ======           ========

     Included in the February 25, 2001 severance reserve balance are amounts owed to individuals who have been severed but are receiving their severance payments over a period of time rather than in the form of a lump-sum.

4.   INCOME PER SHARE

     The following table reconciles the income and average share amounts used to compute both basic and diluted income per share:

                                                                   THIRTEEN WEEKS ENDED         THIRTY-NINE WEEKS ENDED
                                                                   --------------------------  -------------------------
                                                                    FEB. 25,      FEB. 27,      FEB. 25,      FEB. 27,
                                                                       2001          2000          2001          2000
                                                                   ------------   -----------  ------------   -----------
         NET INCOME                                                  $     98.5   $     143.4   $     546.3   $     432.5
                                                                    ===========   ===========   ===========   ===========
         INCOME PER SHARE - BASIC
           Weighted average shares outstanding - basic                    523.3         476.5         507.5         475.3
                                                                    ===========   ===========   ===========   ===========
         INCOME PER SHARE - DILUTED
           Weighted average shares outstanding - basic                    523.3         476.5         507.5         475.3
           Add shares contingently issuable upon
             exercise of stock options                                      4.0           2.3           3.1           3.4
                                                                    -----------   -----------   -----------   -----------
           Weighted average shares outstanding - diluted                  527.3         478.8         510.6         478.7
                                                                    ===========   ===========   ===========   ===========

     The sum of the income per share reported for fiscal 2001 quarters does not equal the income per share reported for the thirty-nine weeks ended of fiscal 2001 due to rounding.

                      CONAGRA FOODS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THIRTY-NINE WEEKS ENDED FEBRUARY 25, 2001
                         (COLUMNAR DOLLARS IN MILLIONS)


5.   INVENTORIES

     The major classes of inventories are as follows:

                                                                  FEB. 25,            MAY 28,            FEB. 27,
                                                                    2001               2000               2000
                                                               ---------------      -----------          --------
         Hedged commodities                                     $    1,535.0        $    1,301.6       $    1,292.1
         Food products and livestock                                 1,752.7             1,393.6            1,434.3
         Agricultural chemicals, fertilizer and feed                   968.2               671.1              812.8
         Other, principally ingredients and supplies                   731.4               422.1              706.2
                                                                ------------        ------------       ------------
                                                                $    4,987.3        $    3,788.4       $    4,245.4
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

                      CONAGRA FOODS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THIRTY-NINE WEEKS ENDED FEBRUARY 25, 2001
                         (COLUMNAR DOLLARS IN MILLIONS)


     General corporate expense, goodwill amortization, interest expense and income taxes have been excluded from segment operations.

                                                                                       THIRTEEN WEEKS ENDED
                                                                                  FEBRUARY 25,      FEBRUARY 27,
                                                                                      2001              2000
                                                                                 --------------     ------------
         Sales to unaffiliated customers
           Packaged Foods                                                          $    2,343.4      $    1,916.6
           Refrigerated Foods                                                           3,166.8           3,141.3
           Agricultural Products                                                          919.0             847.0
                                                                                   ------------      ------------
           Total                                                                   $    6,429.2      $    5,904.9
                                                                                   ============      ============

         Intersegment sales
           Packaged Foods                                                          $       12.1      $        9.8
           Refrigerated Foods                                                             105.0              96.0
           Agricultural Products                                                           53.0              43.5
                                                                                   ------------      ------------
                                                                                          170.1             149.3
           Intersegment elimination                                                      (170.1)           (149.3)
                                                                                   ------------      ------------
           Total                                                                   $         -       $         -
                                                                                   ============      ============

         Net sales
           Packaged Foods                                                          $    2,355.5      $    1,926.4
           Refrigerated Foods                                                           3,271.8           3,237.3
           Agricultural Products                                                          972.0             890.5
           Intersegment elimination                                                      (170.1)           (149.3)
                                                                                   ------------      ------------
           Total                                                                   $    6,429.2      $    5,904.9
                                                                                   ============      ============

         Operating profit (loss)
           Packaged Foods                                                          $      268.7      $      235.6
           Refrigerated Foods                                                              76.5              98.7
           Agricultural Products                                                          (17.6)             48.7
                                                                                   -------------     ------------
           Total operating profit                                                         327.6             383.0

           Interest expense                                                               130.9              80.7
           General corporate expenses                                                      19.0              55.1
           Goodwill amortization                                                           17.5              15.9
                                                                                   ------------      ------------

         Income before tax                                                         $      160.2      $      231.3
                                                                                   ============      ============

     Included in the thirteen weeks ended February 27, 2000 are before-tax restructuring/impairment charges and other restructuring-related charges of $84.6 million. The charges are included in operating profit as follows:
     $52.0 million in Packaged Foods; $11.7 million in Refrigerated Foods; and $20.9 million in Agricultural Products.

                      CONAGRA FOODS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THIRTY-NINE WEEKS ENDED FEBRUARY 25, 2001
                         (COLUMNAR DOLLARS IN MILLIONS)


                                                                                        THIRTY-NINE WEEKS ENDED
                                                                                     FEBRUARY 25,     FEBRUARY 27,
                                                                                        2001            2000
                                                                                   --------------    -------------
         Sales to unaffiliated customers
           Packaged Foods                                                          $    6,467.2      $    5,730.0
           Refrigerated Foods                                                           9,966.3           9,560.2
           Agricultural Products                                                        4,077.2           4,017.6
                                                                                   ------------      ------------
           Total                                                                   $   20,510.7      $   19,307.8
                                                                                   ============      ============

         Intersegment sales
           Packaged Foods                                                          $       36.5      $       34.3
           Refrigerated Foods                                                             273.1             203.7
           Agricultural Products                                                          247.9             208.8
                                                                                   ------------      ------------
                                                                                          557.5             446.8
           Intersegment elimination                                                      (557.5)           (446.8)
                                                                                   ------------      ------------
           Total                                                                   $         -       $         -
                                                                                   ===========       ===========

         Net sales
           Packaged Foods                                                          $    6,503.7      $    5,764.3
           Refrigerated Foods                                                          10,239.4           9,763.9
           Agricultural Products                                                        4,325.1           4,226.4
           Intersegment elimination                                                      (557.5)           (446.8)
                                                                                   ------------      ------------
           Total                                                                   $   20,510.7      $   19,307.8
                                                                                   ============      ============

         Operating profit
           Packaged Foods                                                          $      871.4      $      645.0
           Refrigerated Foods                                                             344.1             332.1
           Agricultural Products                                                          219.3             195.4
                                                                                   ------------      ------------
           Total operating profit                                                       1,434.8           1,172.5

           Interest expense                                                               323.2             234.3
           General corporate expenses                                                     161.1             192.8
           Goodwill amortization                                                           64.1              47.8
                                                                                   ------------      ------------

         Income before tax                                                         $      886.4      $      697.6
                                                                                   ============      ============


     Included in the thirty-nine weeks ended February 27, 2000 are before-tax restructuring/impairment charges and other restructuring-related charges of $236.1 million. The charges are included in operating profit as follows:
     $149.3 million in Packaged Foods; $37.7 million in Refrigerated Foods; and $49.1 million in Agricultural Products.

                      CONAGRA FOODS, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is management's discussion and analysis of certain significant factors which affected the Company's financial condition and operating results for the periods included in the accompanying condensed consolidated financial statements. Results for the thirteen weeks and thirty-nine weeks ended February 25, 2001 are not necessarily indicative of results that may be attained in the future.

This report contains forward-looking statements. The statements reflect management's current views and estimates of future economic circumstances, industry conditions, company performance and financial results. The statements are based on many assumptions and factors described in the Company's reports filed with the Securities and Exchange Commission including availability and prices of raw materials, product pricing, competitive environment and related market conditions, operating efficiencies, access to capital and actions of governments. Any changes in such assumptions or factors could produce significantly different results.

FINANCIAL CONDITION

ConAgra Foods' earnings are generated principally from its capital investment, which consists of working capital (current assets less current liabilities) plus all noncurrent assets. Capital investment is financed with stockholders' equity, long-term debt and other noncurrent liabilities.

On August 24, 2000, the Company acquired all of the outstanding International Home Foods ("IHF") common stock and assumed options exercisable post-acquisition for shares of Company common stock for total consideration of approximately $1.7 billion plus the assumption of approximately $1.1 billion in debt. Primarily as a result of this acquisition, capital investment increased approximately $3.1 billion as compared to May 28, 2000, consisting of a $76.3 million working capital increase and a $3,070.6 million increase in noncurrent assets. In addition, senior long-term debt increased approximately $1.6 billion as compared to May 28, 2000, primarily as a result of the IHF acquisition.

During the second quarter of fiscal 2001, the Company issued $1.65 billion of senior notes, comprised of $600 million of 7.5% senior notes, due September 15, 2005, $750 million of 7.875% senior notes, due September 15, 2010 and $300 million of 8.25% senior notes, due September 15, 2030. The net proceeds were used to reduce outstanding borrowings under short-term credit facilities accessed to finance a portion of the IHF acquisition. The short-term credit facilities had maturities with less than six months and carried interest rates between 6.7% and 6.8% per annum. In addition, as part of the IHF acquisition the Company assumed $385 million of IHF 10.375% senior secured notes due in 2006 and redeemed the notes on October 6, 2000.

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


                                                        THIRTEEN WEEKS ENDED              THIRTY-NINE WEEKS ENDED
                                                  FEB. 25, 2001 AND FEB. 27, 2000    FEB. 25, 2001 AND FEB. 27, 2000
                                                  -------------------------------    -------------------------------
                                                                      EXCLUDING                          EXCLUDING
                                                        AS          RESTRUCTURING          AS          RESTRUCTURING
                                                     REPORTED          CHARGES          REPORTED          CHARGES
                                                     --------       -------------       --------       -------------
Net sales                                            $     524.3     $     524.3        $   1,202.9     $   1,202.9

Costs and expenses
  Cost of goods sold                                       382.1           409.4              764.9           890.7
  Selling, general and administrative expenses             190.8           220.3              221.7           270.5
  Interest expense                                          50.2            50.2               88.9            88.9
  Restructuring/Impairment charges                         (27.7)            -                (61.4)            -
                                                     ------------    -----------        -----------     -----------
                                                           595.4           679.9            1,014.1         1,250.1
                                                     -----------     -----------        -----------     -----------
Income before income taxes                                 (71.1)         (155.6)             188.8           (47.2)
Income taxes                                               (26.2)          (58.3)              75.0           (14.7)
                                                     ------------    ------------       -----------     ------------

Net income                                           $     (44.9)    $     (97.3)       $     113.8     $     (32.5)
                                                     ============    ============        ==========     ============

Income per share - basic                             $      (.11)    $      (.22)       $       .17     $      (.14)
                                                     ============    ============       ===========     ============

Income per share - diluted                           $      (.11)    $      (.22)       $       .17     $      (.14)
                                                     ============    ============       ===========     ============


In comparison to fiscal 2000 third quarter, the Company's fiscal 2001 third quarter diluted income per share was $.19, a decrease of $.11, or 36.7 percent; operating profit was $327.6 million, a decrease of $55.4 million, or 14.5 percent; and net income was $98.5 million, a decrease of $44.9 million, or 31.3 percent. Excluding restructuring charges recognized in the third quarter of fiscal 2000, the Company's fiscal 2001 third quarter diluted income per share decreased $.22, or 53.5 percent; operating profit decreased $140.0 million, or
29.9 percent; and net income decreased $97.3 million, or 49.7 percent.

For the first nine months of fiscal 2001, diluted income per share was $1.07, an increase of $.17, or 18.9 percent; operating profit was $1,434.8 million, an increase of $262.3 million, or 22.4 percent; and net income was $546.3 million, an increase of $113.8 million, or 26.3 percent. The sum of the income per share for fiscal 2001 first, second and third quarters does not equal the income per share reported for the first nine months of fiscal 2001 due to rounding. Excluding restructuring charges recognized in the first nine months of fiscal 2000, the Company's fiscal 2001 first nine months diluted income per share decreased $.14, or 11.6 percent; operating profit increased $26.2 million, or
1.9 percent; and net income decreased $32.5 million, or 5.6 percent.

In the Company's Packaged Foods segment, third quarter sales increased $426.8 million, or 22.3 percent, over the same period in the prior year, while sales for the first nine months of fiscal 2001 increased $737.2 million, or 12.9 percent, over the same period in the prior year. The segment's third quarter and first nine months' increase in sales resulted primarily from the broader portfolio of shelf stable products associated with the IHF acquisition (which occurred at the end of the Company's fiscal 2001 first quarter)

                      CONAGRA FOODS, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


as well as growth in the segment's foodservice-oriented business unit which includes french fry, specialty meat, seafood and tortilla operations. Continued adjustment in inventory levels by major trade customers slowed overall segment sales and profit growth, despite improved consumer purchases and market positions for several key products. Operating profit for the third quarter increased $33.1 million, or 14.0 percent, as compared to the same period in fiscal 2000, while operating profit for the first nine months increased $226.4 million, or 35.1 percent, as compared to the first nine months of fiscal 2000. These operating profit increases were favorably impacted by the sales growth cited above, and were offset, in part, by weaker results in the segment's frozen foods business unit, higher marketing investment within the segment's shelf stable and frozen foods business units, and higher energy-related costs across the entire segment. Fiscal 2001 third quarter and first nine months' increases in operating profit were also favorably impacted by restructuring plan charges recognized in fiscal 2000. Excluding restructuring plan charges recognized in fiscal 2000, third quarter operating profit decreased $18.9 million, or 6.6 percent, over the third quarter of fiscal 2000, while operating profit for the first nine months of fiscal 2001 increased $77.1 million, or 9.7 percent, as compared to the same period in fiscal 2000.

In the Company's Refrigerated Foods segment, third quarter sales increased $25.5 million, or .8 percent, as compared to third quarter fiscal 2000. Operating profit for the third quarter decreased $22.2 million, or 22.5 percent, as compared to the same period in fiscal 2000. Increased profitability for the segment's branded prepared meat business was more than offset by increased product input costs in the segment's fresh protein operations. For the first nine months of fiscal 2001, sales increased $406.1 million, or 4.2 percent, while operating profit increased $12.0 million, or 3.6 percent as compared to the first nine months of fiscal 2000. Fiscal 2001 third quarter and first nine months' changes in operating profit were negatively impacted by higher energy-related costs and were favorably impacted by restructuring plan charges recognized in fiscal 2000. Excluding restructuring plan charges recognized in fiscal 2000, third quarter operating profit decreased $33.9 million, or 30.7 percent, over the third quarter of fiscal 2000, while operating profit for the first nine months of fiscal 2001 decreased $25.7 million, or 7.0 percent, as compared to the comparable period in fiscal 2000.

In the Company's Agricultural Products segment, third quarter sales increased $72.0 million, or 8.5 percent, as compared to third quarter fiscal 2000. For the first nine months of fiscal 2001, sales increased $59.6 million, or 1.5 percent. Operating profit for the third quarter decreased $66.3 million, or 136.1 percent, resulting in an operating loss of $17.6 million. The operating loss was attributable to the segment's agricultural inputs distribution business. The lower profitability at the segment's agricultural inputs distribution business was due, in part, to issues affecting the agricultural economy, including concerns among growers over biotechnology, changes in farm policy, and the impact of high natural gas prices on fertilizer cost and availability. Also contributing to the third quarter operating loss was significantly higher bad debt expense. The Company anticipates the current agricultural economy will continue to have a negative effect on the segment's fourth quarter operating results. Operating profit increased $23.9 million, or 12.2 percent as compared to the first nine months of fiscal 2000. The third quarter and first nine months' changes in operating profit were also impacted by restructuring plan charges included in fiscal 2000's operating results. Excluding restructuring plan charges recognized in fiscal 2000, third quarter operating profit decreased $87.2 million, or 125.3 percent, over the third quarter of fiscal 2000, while operating profit for the first nine months of fiscal 2001 decreased $25.2 million, or 10.3 percent, as compared to the comparable period in fiscal 2000.

General corporate expense for the third quarter and first nine months of fiscal 2001 decreased $36.1 million, or 65.5%, and $31.7 million, or 16.4%, respectively. Both the third quarter and first nine months of fiscal 2001 were positively impacted by the Company's reduction of certain reserves by a total of $35 million as a result of the resolution of certain litigation and reevaluation of reserves for other corporate matters.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, SEC Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, was issued. In fiscal 2001, Emerging Issues Task Force (EITF) Issue No. 00-14, ACCOUNTING FOR CERTAIN SALES INCENTIVES, EITF Issue No. 99-19, REPORTING REVENUE GROSS AS A PRINCIPAL VERSUS NET AS AN AGENT, and EITF Issue No. 00-10, ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS, were issued. These pronouncements will become effective for the Company in the fourth quarter of fiscal 2001. In conjunction with the adoption of these pronouncements the Company is assessing accounting policies potentially impacted by the new pronouncements as well as several other pending EITF issues. The Company has not quantified the impact, if any, resulting from adoption of these new pronouncements.

Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended, is effective for the Company in the first quarter of fiscal 2002. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. The Company is currently assessing the impact of the adoption of the standard on the Company's financial statements. Subsequent to adoption in fiscal 2002, the impact of the standard on the Company's results will depend on the fair values of the Company's derivatives and may result in increased volatility in the Company's reported earnings.

                      CONAGRA FOODS, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
        ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


There have been no material changes in the Company's market risk during the thirty-nine weeks ended February 25, 2001. For additional information, refer to pages 38 and 39 of the Company's 2000 Annual Report to Stockholders, incorporated by reference into the Company's annual report on Form 10-K for the fiscal year ended May 28, 2000.

                         CONAGRA FOODS, INC. AND SUBSIDIARIES
                         PART II - FINANCIAL INFORMATION



ITEM 5. OTHER INFORMATION

The unaudited pro forma combined condensed financial statements, which give effect to the acquisition of International Home Foods by the Company under the purchase method of accounting for the thirty-nine weeks ended February 25, 2001 and the fiscal year ended May 28, 2000, are attached hereto as Exhibit 99.1.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits

          12   - Statement regarding computation of ratio of earnings to fixed charges

          99.1 - The unaudited pro forma combined condensed financial statements, which give effect to the acquisition of Inter-national Home Foods by ConAgra Foods under the purchase method of accounting.

     (B)  Reports on Form 8-K

         The Company filed a report on Form 8-K dated February 13, 2001 relating to its earnings outlook for the fiscal year ending May 27, 2001.

                                       CONAGRA FOODS, INC.

                                       By:

                                       /s/ James P. O'Donnell
                                       --------------------------

                                       James P. O'Donnell
                                       Executive Vice President,
                                       Chief Financial Officer and
                                       Corporate Secretary

                                       By:

                                       /s/ Jay D. Bolding
                                       --------------------------
                                       Jay D. Bolding
                                       Senior Vice President, Controller

Dated this 11th day of April, 2001.

                      CONAGRA FOODS, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX

     EXHIBIT                         DESCRIPTION                           PAGE
       12           Statement regarding computation of ratio of             20
                    earnings to fixed charges

       99.1         The unaudited pro forma combined condensed              21
                    financial statements, which give effect to the
                    acquisition of International Home Foods by ConAgra
                    Foods under the purchase method of accounting.