Form 10-K/A
period 2000-05-28
CONAGRA FOODS INC /DE/
filed 2001-06-22
CIK 23217

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 28, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 1-7275

CONAGRA FOODS, INC.
(Exact name of registrant, as specified in its charter)

A Delaware Corporation (State of incorporation or other jurisdiction of incorporation or organization)	47-0248710 (I.R.S. Employer Number)
One ConAgra Drive Omaha, Nebraska (Address of principal executive office)	68102-5001 (Zip Code)

Registrant's telephone number, including area code (402) 595-4000

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $5.00 par value	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

   At July 31, 2000, 492,326,241 common shares were outstanding. The aggregate market value of the voting common stock of ConAgra Foods, Inc. held by non-affiliates on July 31, 2000, was approximately $10.1 billion.

   Documents incorporated by reference are listed on page 2.

   Documents Incorporated by Reference

   Portions of the Registrant's definitive Proxy Statement filed for Registrant's 2000 Annual Meeting of Stockholders are incorporated into Part III, Items 10, 11, 12, and 13.

Introductory Note

    The purpose of this Form 10-K/A is to restate fiscal 1998, 1999 and 2000 consolidated financial statements for ConAgra Foods, Inc. ("ConAgra" or the "Company"). Subsequent to the issuance of the Company's 2000 consolidated financial statements and the filing of its 2000 Annual Report on Form 10-K with the Securities and Exchange Commission ("SEC"), the Company's management determined that accounting and conduct matters at its United Agri Products, Inc. subsidiary ("UAP"), principally related to revenue recognition for deferred delivery sales and vendor rebates, advance vendor rebates, and bad debt reserves would require restatement of such financial statements. The Company issued a press release on May 23, 2001, which it filed as an exhibit to a Form 8-K dated the same date, relating to its intention to restate these financial statements. The Company is also restating its financial reports for the first three quarters of fiscal 2001 as reflected in Form 10-Q/A's of the Company filed contemporaneously with this Form 10-K/A. An investigation undertaken by the Company and the Audit Committee of its Board of Directors and an informal inquiry by the staff of the Securities and Exchange Commission, which were reported by the Company in its May 23, 2001 press release, are continuing. The Company's Form 8-K dated May 23, 2001 has background information on the restatements.

    This restatement has a financial statement impact primarily in three areas all relating to matters at UAP: (1) revenue recognition for deferred delivery sales and vendor rebates; (2) recognition of advance rebate income; and (3) accruals for bad debt reserves. The principal effects of the restatement are as follows:

    Deferred Delivery Sales and Vendor Rebates—For fiscal 1998, decrease revenue by $42 million, decrease expenses by $31 million and decrease income before income taxes by $11 million. For fiscal 1999, decrease revenue by $84 million, decrease expenses by $77 million and decrease income before income taxes by $7 million. For fiscal 2000, decrease revenue by $161 million, decrease expenses by $132 million, and decrease income before income taxes by $29 million.

    Advance Rebate Income—For each of fiscal 2000 and 1999, increase expenses and decrease income before income taxes by $12 million.

    Accruals for Bad Debt Reserves—For fiscal 1998, increase expenses and decrease income before income taxes by $5 million. For fiscal 1999, increase expenses and decrease income before income taxes by $28 million. For fiscal 2000, increase expense and decrease income before income taxes by $7 million.

    The restatement also corrects an error relating to consolidation of intracompany profit on sales within UAP.

    The aggregate effect of the above matters: for fiscal 1998, decrease revenues by $42 million and decrease income before income taxes by $16 million; for fiscal 1999, decrease revenues by $84 million and decrease income before income taxes by $47 million; and for fiscal 2000, decrease revenues by $161 million and decrease income before income taxes by $48 million.

    The principal effects of these changes on the accompanying financial statements are presented in Note 22 to the Company's consolidated financial statements. Certain reclassifications have been made to amounts previously reported in the Company's Form 10-K for the year ended May 28, 2000, to conform with recently issued accounting literature. The reclassifications are also presented in Note 22 to the Company's consolidated financial statements.

    For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the Company has amended and restated in its entirety each item of the Company's Form 10-K for the year ended May 28, 2000, which has been affected by the restatement. This Form 10-K/A does not reflect events occurring after the filing of the original

Form 10-K, or modify or update those disclosures in any way, except as required to reflect the effects of this restatement.

    This Form 10-K/A report contains certain forward-looking statements, including such statements in the documents incorporated herein by reference, within the meaning of the Private Securities Litigation Reform Act of 1995. The statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Future economic circumstances, industry conditions, Company performance and financial results, availability and prices of raw materials, product pricing, competitive environment and related market conditions, operating efficiencies, access to capital, actions of governments and regulatory factors affecting the Company's businesses are examples of factors, among others, that could cause results to differ materially from those described in the forward-looking statements.

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

b) Financial Information about Reporting Segments

    The Company's businesses are classified into three reporting segments: Packaged Foods, Refrigerated Foods and Agricultural Products. The contributions of each industry segment to net sales and operating profit, and the identifiable assets attributable to each industry segment are set forth in Note 19 "Business Segments and Related Information" on pages F-24 through F-25 of the Consolidated Financial Statements herein.

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

    Dairy Foods products include tablespreads, cheeses, egg alternatives and dessert toppings. Dairy Foods major brands include Parkay, Blue Bonnet, Fleischmann's, Move Over Butter, Egg Beaters, Healthy Choice, County Line, Reddi-wip, and Treasure Cave.

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

  Agricultural Products

    Through its Agricultural Products segment, ConAgra distributes crop protection chemicals, fertilizers, seeds and information systems at wholesale and retail levels. Major agricultural brands include Clean Crop, ACA, Awaken, mPower3 (e-merge), Savage, Shotgun, Saber, Signature, and Loveland Industries. ConAgra markets these agricultural products in Argentina, Bolivia, Canada, Chile, Ecuador, France, Peru, South Africa, Taiwan, United Kingdom, United States, and Zimbabwe.

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

d) Foreign Operations

    Information, with respect to foreign operations, is set forth in Note 19 "Business Segments and Related Information" on pages F-24 through F-25 of the Consolidated Financial Statements herein.

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

    ConAgra Grocery Products Company—Grocery Brands

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
  Headquarters in Greeley, Colorado

    Choice One Foods
    Headquarters in Los Angeles, California
    One meat processing facility in California

    ConAgra Signature Meats—Montgomery
    Headquarters in Montgomery, Alabama
    One meat processing facility in Alabama

    ConAgra Signature Meats—Orlando
    Headquarters in Sanford, Florida
    One meat processing facility in Florida

    ConAgra Signature Meats—San Antonio
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

Dairy Foods
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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT AS OF AUGUST 25, 2000

Name	Title & Capacity	Age	Year Assumed Present Office
Bruce C. Rohde	Chairman, Chief Executive Officer and President	51	1998
James P. O'Donnell	Executive Vice President, Chief Financial Officer and Corporate Secretary	52	1997
Jay D. Bolding	Senior Vice President and Controller	40	1999
Kenneth W. Gerhardt	Senior Vice President and Chief Information Officer	50	1998
Dwight J. Goslee	Senior Vice President, Mergers and Acquisitions	50	1997
Owen C. Johnson	Senior Vice President, Human Resources and Administration	54	1998
Timothy P. McMahon	Senior Vice President, Communication and Marketing	46	2000
Stephen J. Tibey	Senior Vice President, Supply Chain	52	1999
Kevin W. Tourangeau	Senior Vice President, Operational Effectiveness	48	1999
Michael D. Walter	Senior Vice President, Commodity Procurement and Economic Strategy	50	2000
Linda S. Harty	Vice President and Treasurer	40	1999

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

OTHER SIGNIFICANT EMPLOYEES OF THE REGISTRANT AS OF AUGUST 25, 2000

Name	Title & Capacity	Age	Year Assumed Present Office
Larry A. Carter	President and Chief Operating Officer, ConAgra Food Ingredients	48	2000
Raymond J. De Riggi	President and Chief Operating Officer, ConAgra Grocery Products Companies	52	1998
Timothy M. Harris	President and Chief Operating Officer, ConAgra Refrigerated Prepared Foods	44	1997
Gregory A. Heckman	President and Chief Operating Officer, ConAgra Trade Group	38	1996
R. Dean Hollis	President and Chief Operating Officer, ConAgra Frozen Prepared Foods	40	2000
Blake D. Lovette	President and Chief Operating Officer, ConAgra Poultry Company	57	1998
Floyd McKinnerney	Chairman, United Agri Products Companies	63	1998
Richard A. Porter	President and Chief Operating Officer, ConAgra Foodservice Company	51	1998
Richard G. Scalise	President and Chief Operating Officer, ConAgra Dairy Case Companies	45	2000
John S. Simons	President and Chief Operating Officer, ConAgra Beef Companies	39	1999

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

    Richard A. Porter was President of Lamb Weston, Inc. from 1990 to 1998. He was named to his current position in June 1998.

    Richard G. Scalise joined the Company in 1997 as President of the ASE Deli/Foodservice Company. He was named to his current position during 2000. Prior to joining the Company, Mr. Scalise was President and Chief Operating Officer of H&M Corporation.

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

    Quarterly sales price and dividend information with respect to ConAgra's common stock is set forth in Note 21 "Quarterly Results (Unaudited)" on page F-26 and F-27 of the Consolidated Financial Statements herein.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table presents selected consolidated financial data for the Company for each of the five fiscal years 1996 through 2000. All amounts are in millions except per share data. Fiscal years 1997 through 2000 have been restated as described in Note 22 to the Consolidated Financial Statements and fiscal years 1996 through 1998 have been restated to give effect to acquisitions accounted for as poolings of interests. Prior years per share amounts have been adjusted to reflect the two-for-one stock split which was effective October 1, 1997.

For the Fiscal Years Ended May	2000		1999		1998	1997(1)	1996
	(as restated—see Note 22)
Net sales	$25,534.6		$24,844.4		$24,544.6	$24,407.7	$24,321.3
Income before cumulative effect of changes in accounting	382.3	*	330.2	**	632.3	630.9	211.8	***
Net income	382.3	*	330.2	**	617.5	630.9	211.8	***
Basic income per share
Income before cumulative effect of changes in accounting	.80	*	.70	**	1.36	$1.35	$.43	***
Net income	.80	*	.70		1.33	$1.35	$.43	***
Diluted income per share
Income before cumulative effect of changes in accounting	.80	*	.69	**	1.33	$1.32	$.43	***
Net income	.80	*	.69	**	1.30	$1.32	$.43	***
Cash dividends declared per share of common stock	.7890		.6918		.6050	$.5275	$.4600
At Year End
Total assets	$12,196.6		$12,081.5		$11,781.5	$11,440.3	$11,364.2
Senior long-term debt (noncurrent)	1,816.8		1,793.1		1,753.5	1,628.5	1,536.3
Subordinated long-term debt (noncurrent)	750.0		750.0		750.0	750.0	750.0
Preferred securities of subsidiary company	525.0		525.0		525.0	525.0	525.0
Redeemable preferred stock	—		—		—	—	—

(1)
1997 amounts have been restated for deferred delivery and vendor rebate transactions, and intracompany profit on sales within United Agri Products, Inc. The restatement had the following financial statement effect on fiscal 1997: reduce net sales by $37.5 million, reduce expenses by $26.0 million, and reduce income before income taxes by $11.5 million. See also Note 22.

*
2000 amounts include restructuring and restructuring-related charges: before tax, $621.4 million; after tax, $385.3 million. Excluding the charges, basic earnings per share were $1.61 and diluted earnings per share were $1.60.

**
1999 amounts include restructuring charges: before tax, $440.8 million; after tax, $337.9 million. Excluding the charges, basic earnings per share were $1.42 and diluted earnings per share were $1.40.

***
1996 amounts include restructuring charges: before tax, $507.8 million; after tax, $356.3 million. Excluding the charges, basic earnings per share were $1.19 and diluted earnings per share were $1.17.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Our discussion and analysis is intended to give our stockholders a summary of the major topics relevant to our financial performance and condition. This discussion should be read in conjunction with our financial statements and related notes. Years cited in this discussion refer to ConAgra's May-ending fiscal years.

Restatement

    Subsequent to the issuance of the Company's 2000 consolidated financial statements and the filing of its 2000 Annual Report on Form 10-K with the Securities and Exchange Commission (the "SEC"), the Company's management determined that accounting and conduct matters at its United Agri Products, Inc. subsidiary ("UAP"), principally related to revenue recognition for deferred delivery sales and vendor rebates, advance vendor rebates, and bad debt reserves would require restatement of such financial statements. The restatement also corrects an error relating to consolidation of intracompany profit on sales within UAP during fiscal 1998. As a result, the 1998, 1999, and 2000 consolidated financial statements and related disclosures have been restated from the amounts previously reported. See Note 22. Furthermore, certain prior year amounts have been reclassified in order to conform with recently issued accounting literature. See Note 22.

2000 vs. 1999 (as restated)

    In 1999, ConAgra announced Operation Overdrive, a series of initiatives designed to accelerate growth in sales and profit by aligning ConAgra's resources by customer channel, increasing investment in brands and market position and removing excess costs and capital. The implementation of Operation Overdrive contributed to the performance of all ConAgra's business segments in 2000, most notably through cost savings and efficiency gains. A portion of the cost savings associated with Operation Overdrive has been reinvested, as planned, in ConAgra's marketing programs in an effort to build for the future. ConAgra expects this trend of increased marketing investment to continue in the foreseeable future.

Business Segment Highlights

Dollars in millions	FY 2000 Sales		FY 2000 Operating Profit Excluding Restructuring Charges		FY 2000 Operating Profit
Segment	$	% Change From FY 1999	$	% Change From FY 1999	$	% Change From FY 1999
	(Dollars in millions)
Packaged Foods	$7,610.9	3%	$1,086.9	11%	$777.4	(17)%
Refrigerated Foods	12,880.8	8%	490.9	33%	322.9	2,949%
Total Food Business	20,491.7	6%	1,577.8	17%	1,100.3	16%
Agricultural Products	5,042.9	(9)%	282.6	(9)%	138.7	(48)%
ConAgra Total	25,534.6	3%	1,860.4	12%	1,239.0	2%

    Packaged Foods sales grew 3% for the fiscal year to reach $7,611 million, largely the result of gains in ConAgra's french fry and specialty meat operations, both of which focus on the foodservice channel. Sales growth was also driven by gains for ConAgra's shelf-stable grocery snack products, including Slim Jim, Orville Redenbacher's, Act II, and Hunt's Snack Pack, as well as some of ConAgra's most significant frozen foods brands, specifically Banquet and Marie Callender's. Segment sales growth was slowed by declines for Wesson Oil, Healthy Choice, and ConAgra's commodity cheese operations. ConAgra has recently introduced several new Healthy Choice items to address the sales declines. Sales declines for commodity cheese were expected as ConAgra divested commodity cheese assets during the fiscal year. ConAgra expects to continue increasing its marketing investment for the Packaged Foods segment for the foreseeable future in an effort to grow sales in the segment's most promising categories.

    Refrigerated Foods sales grew 8% for the year to reach $12,881 million, reflecting gains for the beef, pork, poultry, and processed meat operations. Strong consumer demand fueled the segment's sales growth, as did ConAgra's increased emphasis on value-added products and increased marketing investment. The best-performing brands for 2000 in ConAgra's processed meat operations included Butterball, Cook's, Eckrich, and Hebrew National.

    Agricultural Products sales declined 9% to $5,043 million for the year, mostly due to the impact of lower grain volumes and prices on ConAgra's Trade Group. Sales for United Agri Products, the segment's largest sales contributor, were essentially flat for the year.

    ConAgra's cost of goods sold for 2000 includes $223 million of restructuring-related charges resulting in a consolidated gross profit of $3,352 million in 2000. Cost of goods sold in 1999 did not include any restructuring-related charges. Excluding restructuring-related charges, overall gross profit (sales less cost of goods sold) grew 8% to $3,575 million and gross margin (gross profit as a percent of sales) improved to 14%, as compared to 13% in 1999, primarily due to increased food volumes, a better product mix, more efficient processes, and favorable industry conditions for the beef operations. Although all of ConAgra's business segments reported an increase in gross margin, ConAgra's fresh beef and pork operations experienced the most dramatic increases. Due to declines in sales, gross profit for the Agricultural Products segment declined modestly compared to last year, although gross margin for the segment improved due to more efficient operations. ConAgra's gross margin has steadily grown over the last few years, reflecting an improving business mix and efficiency gains.

    Selling, general and administrative (SG&A) expenses for 2000 include $76 million of restructuring-related charges resulting in consolidated SG&A expenses of $2,108 million. SG&A of $1,911 million in 1999 did not include any restructuring-related charges. Excluding restructuring-related charges, SG&A expenses increased 6% to $2,032 million, primarily as a result of increased investment in Operation Overdrive related personnel, services, and marketing support. Advertising and promotion expense increased at a double-digit rate, reflecting ConAgra's commitment to building for the future. SG&A expenses were 8% of sales during 2000, unchanged compared to 1999.

    Packaged Foods operating profit (earnings before interest, goodwill amortization, general corporate expense, and income taxes) for 2000 decreased 17% to $777 million due to increased restructuring and restructuring-related charges. Excluding restructuring and restructuring-related charges, operating profit grew 11% to $1,087 million as ConAgra's french fry and specialty meat businesses, which are focused on the foodservice channel, posted improvement in profitability. Gains were also made in the frozen foods and grocery products businesses; profit growth in frozen foods was primarily driven by growth for Banquet and Marie Callender's, while growth for the grocery products division was mostly the result of gains for Hunt's pudding products as well as other snack items, including Slim Jim and Act II. Volume and profit declines for Healthy Choice, certain non-core nonperishable products, and ConAgra's commodity cheese operations slowed the rate of overall segment operating profit growth. In addition to sales gains and product mix improvement, cost savings and efficiency gains favorably impacted operating profit growth.

    Operating profit for Refrigerated Foods grew to $323 million in 2000 due to significantly lower restructuring and restructuring-related charges. Excluding restructuring and restructuring-related charges, operating profit grew 33% to $491 million as results for beef and pork showed significant improvement over the prior year. Strong consumer demand for fresh red meat as well as operating improvements drove the profitability gains for beef and pork. Processed meat profitability improved over last year due to increased volumes and operating efficiencies. Butterball, Cook's, Eckrich, and

Hebrew National were the strongest performing processed meat brands. Profitability for poultry declined compared to last year, mostly as a result of unfavorable industry conditions due to oversupply of poultry inventories.

    Agricultural Products operating profit for 2000 declined 48% to $139 million due primarily to increased restructuring and restructuring-related charges. Excluding restructuring and restructuring-related charges, operating profit declined 9% to $283 million, as lower grain volumes and prices negatively influenced the results for the ConAgra Trade Group. Profits for United Agri Products and ConAgra's grain processing business increased for the year, primarily due to operating improvements.

    ConAgra's total operating profit for 2000 grew 2% to $1,239 million. Excluding restructuring and restructuring-related charges, operating profit grew 12% to $1,860 million.

    As part of Operation Overdrive, ConAgra implemented restructuring initiatives that resulted in pre-tax total charges of $621 million and $441 million during 2000 and 1999, respectively. These restructuring initiatives are part of ConAgra's efforts to improve margins by streamlining operations and becoming more efficient. When originally announced in May of 1999, the restructuring plan was expected to span three fiscal years and result in total charges of up to $1,300 million. However, during 2000, ConAgra moved rapidly to capture operational efficiencies and cost savings by accelerating the implementation of the restructuring plan. Accordingly, ConAgra incurred the final charges associated with its restructuring plan during 2000, thus completing its restructuring plan in only two fiscal years with restructuring plan charges (2000 and 1999) totaling less than $1,100 million. On both a pre-tax and after tax-basis, less than 20% of these charges result in cash outlays.

    Total pre-tax cost savings associated with the restructuring plan are currently projected to approximate $180 million in each of the next two fiscal years, while 2000 cost savings approximated $100 million. These actual and planned cost savings are primarily a result of reducing duplicative efforts, lowering employee-related expenses and, to a lesser degree, reducing future depreciation and amortization costs. Accordingly, these cost savings positively impact ConAgra's "cost of goods sold" and "selling, general and administrative" line items within its consolidated statements of earnings.

    The following is a breakdown of the restructuring and restructuring-related charges by segment and category for 2000.

Dollars in millions	Packaged Foods	Refrigerated Foods	Agricultural Products	Total
Restructuring/Impairment charges	$109.9	$131.3	$81.0	$322.2
Accelerated Depreciation	128.2	10.9	—	139.1
Inventory Markdowns	46.2	11.2	57.1	114.5
Other	25.2	14.6	5.8	45.6

Total	$309.5	$168.0	$143.9	$621.4

    Of the $621 million of pre-tax charges incurred in 2000, $223 million is included in cost of goods sold, $76 million is included in SG&A expense, and the remaining $322 million is reflected as restructuring and impairment charges on ConAgra's consolidated statements of earnings.

    In 2000, the pre-tax charges of $621 million reduced net income by $385 million, or $.81 per diluted share. Essentially all of the restructuring and restructuring-related charges in 2000 resulted in a tax benefit. Of the pre-tax charges incurred in 2000, $154 million represents a cash expense. Reflecting the tax deductibility of these cash expenses, the after-tax cash expense related to the 2000 charges totals $95 million.

    Of the $441 million of pre-tax charges incurred in 1999, $39 million related to the Packaged Foods segment, $359 million related to the Refrigerated Foods segment, and $43 million related to the

Agricultural Products segment. The $441 million charge is classified as restructuring and impairment charges in ConAgra's consolidated statements of earnings.

    In 1999, the pre-tax charges of $441 million reduced net income by $338 million, or $.71 per diluted share. Of the $441 million charge, $277 million resulted in a tax benefit. Of the charges incurred in 1999, $52 million represented a cash expense. Reflecting the tax deductibility of this cash expense, the after-tax cash expense of the restructuring charges totaled $32 million.

    For the restructuring initiative as a whole (amounts reported in 2000 and 1999), the total charges of $1,062 million reduced after-tax earnings for 1999 and 2000, combined, by $723 million. Of the $1,062 million of pre-tax charges, $206 million represents a cash expense, while the after-tax cash expense related to the restructuring initiative totals $127 million.

    Of the total $1,062 million of charges incurred during 2000 and 1999, $223 million is included in cost of goods sold, $76 million is included in SG&A expense, and the remaining $763 million is reflected as restructuring and impairment charges on the consolidated statements of earnings for these years.

    As part of the restructuring initiative associated with Operation Overdrive, approximately 8,450 employees received notification of their termination. Of this amount, approximately 5,250 have been terminated. In addition, 31 production facilities were closed, 106 non-production facilities were closed, and 18 non-core businesses were divested. For more detail on the restructuring and restructuring-related charges related to Operation Overdrive, refer to Note 3 to the consolidated financial statements.

    For 2000, interest expense was $304 million, a decline of $13 million, or 4%, over the prior year, primarily due to better management of accounts receivable, inventory, and capital expenditures. During the fourth quarter of 2000, interest expense grew compared to the fourth quarter of 1999 due to higher interest rates, as well as a debt-financed acquisition that was completed in January of 2000.

    Income before taxes declined 3% to $618 million in 2000 as a result of increased restructuring and restructuring-related charges. Excluding restructuring and restructuring-related charges, income before taxes grew 15% to $1,239 million. The effective tax rate for 2000 was 38% both before and after the impact of restructuring and restructuring-related charges. Net income in 2000 reached $382 million, or $.80 per diluted share, a 16% increase as compared to 1999. Excluding restructuring charges, net income was $768 million, or $1.60 per diluted share, representing 14% growth in diluted earnings per share over 1999.

    During the year, ConAgra's largest acquisition was Seaboard Farms, the poultry division of Seaboard Corporation. The company paid approximately $360 million in cash for this acquisition. During 2000, ConAgra made other smaller acquisitions and paid for these acquisitions in cash and ConAgra common stock. The effect of these acquisitions on ConAgra's operating results for 2000 was not significant.

    In June 2000, ConAgra signed a definitive agreement to acquire International Home Foods. International Home Foods' reported net sales for the most recent twelve months were approximately $2.1 billion. ConAgra expects the results of operations from International Home Foods to be reported in its Packaged Foods segment for 2001.

    1999 vs. 1998 (as restated)—1999 had 52 weeks versus 53 weeks in 1998. The effect on earnings was not material.

1999 vs. 1998 (as restated)

Business Segment Highlights

(Dollars in millions)	FY 1999 Sales		FY 1999 Operating Profit Excluding Restructuring Charges		FY 1999 Operating Profit
Segment	$	% Change From FY 1998	$	% Change From FY 1998	$	% Change From FY 1998
Packaged Foods	$7,395.3	3%	$979.2	1%	$940.2	(3)%
Refrigerated Foods	11,881.7	1%	369.2	60%	10.6	(95)%
Total Food Business	19,277.0	2%	1,348.4	13%	950.8	(21)%
Agricultural Products	5,567.4	(1)%	311.0	(13)%	267.8	(25)%
ConAgra Total	24,844.4	1%	1,659.4	7%	1,218.6	(22)%

    Packaged Foods sales grew 3% to $7,395 million, mostly due to the tablespreads and Egg Beaters acquisition. Gains in cheese, frozen foods, value-added foodservice chicken, and pizza products also contributed to the segment's sales growth. Shelf-stable products experienced a downturn in sales, mainly as a result of lower volumes due to the intense competitive environment.

    Sales rose 1% in Refrigerated Foods to $11,882 million as domestic beef, pork, and poultry experienced volume gains and as the meat trading business expanded. The Australian beef business and branded processed meats contributed significantly to the sales improvement. Continued low commodity prices in protein markets slowed the rate of segment sales growth.

    Sales for the Agricultural Products segment declined 1% to $5,567 million. Sales growth in crop inputs were offset, in part, by lower commodity prices and reduced volume in the grain merchandising and trading business. For ConAgra in total, lower commodity selling prices reduced 1999 sales by $275 million. This was more than offset by the impact of acquisitions, net of dispositions.

    In 1999, gross profit (net sales minus cost of goods sold) increased 3% to $3,304 million, while gross margin (gross profit as a percent of sales) for 1999 and 1998 was 13%. Gross profit and margin gains in Refrigerated Foods were the major factors in the improvement. Gross profit from Packaged Foods rose, largely due to the tablespreads and Egg Beaters acquisition, while the segment's gross margin was relatively unchanged from 1998.

    SG&A expenses increased $44 million, or 2%, in 1999, while SG&A as a percent of sales was 8% in both 1999 and 1998. Increases occurred in both the Refrigerated Foods and Agricultural Products segments, as well as in the general corporate component. Business expansion, mainly in crop inputs, and the tablespreads and Egg Beaters acquisition accounted for most of the increase. Corporate expenses were impacted by Y2K spending, increased staffing for new systems initiatives, and higher expenses associated with Operation Overdrive initiatives.

    Packaged Foods 1999 operating profit (earnings before interest, goodwill amortization, general corporate expense and income taxes) decreased 3% to $940 million. Excluding restructuring charges, operating profit for Packaged Foods was $979 million, up 1% from the prior year. Meat snacks, microwave popcorn, potato products, value-added foodservice chicken, and pizza products all improved operating profits in 1999, while frozen foods, shelf-stable products, cheese and seafood operating profits declined. The tablespreads and Egg Beaters acquisition was a key contributor of operating profit to the segment.

    Operating profit for the Refrigerated Foods segment decreased 95% to $11 million for 1999 due to restructuring charges. Excluding restructuring charges, operating profit for Refrigerated Foods was $369 million, an improvement of 60% over 1998. Operating profit increased in all of the major businesses: branded processed meats, beef, pork, and poultry. Volume growth and stabilization of commodity prices drove the improvement.

    Agricultural Products 1999 operating profit decreased 25% to $268 million primarily due to restructuring charges. Excluding restructuring charges, operating profit for Agricultural Products declined 13% to $311 million. Increased profitability for specialty food ingredients and international agricultural operations was more than offset by operating profit decreases in crop inputs, grain merchandising and trading operations. Low commodity prices and low volume caused most of the decrease.

    ConAgra's total operating profit for 1999 was $1,219 million as compared to $1,557 million in 1998. Excluding restructuring charges, ConAgra's total operating profit for 1999 was $1,659 million, up 7% over the prior year.

    In 1999, net interest expense increased 5% to $317 million. Higher borrowings were somewhat offset by lower short-term interest rates and the impact of one-week's reduction in interest due to the 52- versus 53-week year. Income before taxes in 1999 was $636 million, a decrease of 38% from 1998. Excluding restructuring charges, pre-tax income was $1,076 million, up 5%. The effective tax rate for 1999 was 48.0% as compared to 38.3% for 1998. The increase was a result of the non-deductibility of certain intangible asset write-downs incurred in conjunction with ConAgra's restructuring plan. Excluding the impact of the restructuring charges in 1999, ConAgra's effective tax rate was 38%, essentially unchanged from 1998.

    Net income in 1999 was $330 million, a decrease of 47% as compared to 1998. Fiscal 1998 did not reflect any restructuring charges. Excluding restructuring charges, 1999 net income was $668 million, up 8% as compared to 1998. Net income for 1998 included a $15 million charge for the cumulative effect of a change in accounting principle.

    Diluted earnings per share in 1999 were $.69, down 47% as compared to 1998. Fiscal 1998 includes a charge of $.03 per diluted share for the cumulative effect of a change in accounting principle. Excluding restructuring charges, 1999 diluted earnings per share were $1.40, up 8% over 1998.

FINANCIAL CONDITION AND CASH FLOW (as restated)

    Capital Resources—ConAgra's earnings are generated principally from its capital investment, which consists of working capital (current assets less current liabilities) plus all noncurrent assets. Capital investment is financed with stockholders' equity, long-term debt, and other noncurrent liabilities.

Capital Investment

Dollars in millions	2000	1999	% Change
Working capital	$394.5	$225.4	75%
Property, plant & equipment, net	3,584.0	3,614.2	(1)%
Intangible assets, net	2,366.0	2,408.7	(2)%
Other noncurrent assets	386.7	467.1	(17)%
Total noncurrent assets	6,336.7	6,490.0	(2)%
Capital investment	6,731.2	6,715.4	—

    During 2000, capital investment increased $16 million, or less than 1%. The $169 million increase in working capital was partially offset by a $153 million decrease in noncurrent assets. Investments in property, plant and equipment, including acquisitions, totaled $829 million. The investments were offset by $593 million of depreciation expense (including $139 million of accelerated depreciation), $168 million in asset write-downs in connection with the 2000 restructuring charges, and net asset retirements of $98 million.

    Intangible assets are primarily goodwill related to acquisitions, principally associated with ConAgra's acquisition of Beatrice Company in 1991. This goodwill represents valuable assets such as respected brands with significant marketplace acceptance. In 2000, increases in intangible assets were more than offset by amortization and write-downs of impaired assets. Goodwill amortization was $63 million in 2000 and $69 million in 1999.

    ConAgra financed its capital investment as shown in the following table:

Capitalization

Dollars in millions	2000	1999	% Change
Senior long-term debt	$1,816.8	$1,793.1	1%
Other noncurrent liabilities	750.7	783.2	(4)%
Subordinated long-term debt	750.0	750.0	—
Subsidiary's preferred securities	525.0	525.0	—
Common stockholders' equity	2,888.7	2,864.1	1%

Total capitalization	6,731.2	6,715.4	—

    In 2000, senior long-term debt, excluding the current portion of long-term debt, increased $24 million. There were no significant issuances or retirements of debt.

    Other noncurrent liabilities consist of estimated postretirement health care and pension benefits, and to a lesser extent, deferred income taxes and reserves for estimated legal and environmental liabilities Beatrice Company incurred before its acquisition by ConAgra. It will require a number of years to resolve remaining issues related to the Beatrice liabilities. Resolution over time will use cash, but is not expected to affect earnings adversely because ConAgra believes reserves are adequate.

    ConAgra's long-standing policy is to purchase on the open market shares of ConAgra's common stock to replace shares issued for employee incentive and benefit programs and smaller acquisitions accounted for as purchases if such issuances will dilute earnings per share. In 2000, ConAgra made no purchases of ConAgra's common stock on the open market. Common stockholders' equity increased $25 million in 2000 mainly because net income and the value of shares issued exceeded cash dividends declared and the foreign currency translation adjustment.

    Cash Flow—Cash provided by operating activities was $691 million in 2000, compared to $1,180 million in 1999. The decrease in 2000 versus 1999 was primarily the result of lower advances on sales in Agricultural Products and Refrigerated Foods, offset in part by a lower level of receivables increases, mainly in Agricultural Products. The restructuring and restructuring-related charges did not have a significant impact on cash flow in 2000. Depreciation and other amortization increased $43 million in 2000 as compared to 1999.

    Cash provided by operating activities was $1,180 million in 1999, compared to $623 million in 1998. The increase in 1999 versus 1998 was primarily the result of higher advances on sales in Agricultural Products and Refrigerated Foods and a lower level of inventory increases, mainly in Refrigerated Foods. The restructuring charges had minimal impact on cash flow in 1999, since the majority of the charges related to write-downs of assets. Depreciation and other amortization increased $41 million in 1999 as compared to 1998.

    Cash used for investing activities was $811 million in 2000. ConAgra invested $539 million in property, plant and equipment and its investment in businesses acquired, net of disposals, totaled $236 million in 2000. This was mainly due to the $360 million acquisition of the assets of Seaboard Farms.

    Cash used for investing activities was $1,010 million in 1999. ConAgra invested $662 million in property, plant and equipment and its investment in businesses acquired, net of disposals, totaled $373 million in 1999. This was mainly due to the $400 million acquisition of the tablespreads and Egg Beaters business.

    In 1998, cash used for investing activities was $395 million. ConAgra invested $584 million in property, plant and equipment, down from the prior year. Proceeds from businesses sold in 1998 exceeded cash acquisition expenditures by $192 million as ConAgra issued common stock for certain acquisitions.

    In 2001, ConAgra expects to invest $525 million to $550 million in additions to property, plant and equipment of present businesses. Capital projects in 2000 and planned for 2001 are broadly based investments in modernization, efficiency and capacity expansion. In addition, capital (excluding assumption of debt and issuance of common stock) required in connection with the International Home Foods' acquisition is estimated at $900 million for 2001.

    Cash provided by financing activities in 2000 was $215 million. ConAgra increased short-term borrowings $403 million and accounts receivable sold by $165 million. Long-term debt repayments totaled $33 million in 2000. Cash dividends paid totaled $375 million, up 20%. The dividend rate was up 14% in 2000 over the prior year and the remaining increase was caused by a larger number of shares outstanding, mainly issued for acquisitions. No stock was repurchased in 2000.

    Cash used for financing activities in 1999 was $215 million. ConAgra issued $595 million of senior notes, with $396 million issued at 7% and $199 million issued at 5.5%. Long-term debt repayments totaled $70 million in 1999, and ConAgra reduced the amount of short-term borrowings backed by long-term credit agreements, and classified as long-term, by $532 million. Accounts receivable sold increased by $126 million during 1999. Cash dividends paid totaled $312 million, up 19%. The dividend rate was up 14% in 1999 over the prior year and the remaining increase was caused by a larger number of shares outstanding, mainly issued for acquisitions. The cost of stock repurchased in 1999 totaled $31 million. Short-term debt decreased slightly during 1999.

    In 1998, cash used for financing activities was $226 million. ConAgra repaid $368 million of senior long-term debt and reduced the amount of short-term borrowings backed by long-term credit agreements, and classified as long-term, by $123 million. ConAgra issued $312 million of senior long-term notes, with $300 million issued at 6.7%. The cost of stock repurchased by ConAgra was $153 million in 1998. Cash dividends paid totaled $263 million, up 14%. Short-term borrowings, used primarily to fund working capital needs, increased $318 million in 1998.

    Financing Objectives—ConAgra's primary financing objective is to maintain a conservative balance sheet that provides the flexibility to pursue ConAgra's growth objectives. This is defined as using appropriate levels of equity and long-term debt to finance noncurrent assets and permanent working capital needs. Short-term debt is used to finance liquid and seasonal asset requirements.

    ConAgra's long-term debt objective is that senior long-term debt will not normally exceed 30% of total long-term debt plus equity. Long-term subordinated debt is treated as equity due to its preferred stock characteristics. ConAgra's policy has been that it would temporarily exceed this self-imposed limit for a major strategic acquisition that is intended to create value for shareholders over the long term. In management's view, the fiscal 2001 acquisition of International Home Foods, represents such an opportunity.

    ConAgra's short-term debt objective is that, at the end of their natural fiscal year, most ConAgra businesses will eliminate short-term debt used to finance assets other than hedged commodity inventories.

    ConAgra met its long-term debt objective every year from 1976 through 2000, except 1991 and 1992 when it temporarily exceeded its self-imposed long-term debt limitation to acquire Beatrice. ConAgra has met its short-term debt objective for the past 25 years.

    ConAgra has access to a wide variety of financing markets. Public debt offerings and private debt placements provide long-term financing. At the end of 2000, ConAgra's senior debt ratings were BBB+ (Fitch), Baa1 (Moody's), and BBB+ (Standard & Poor's), all investment grade ratings.

    Short-term credit is provided by the sale of commercial paper and bank financing. Commercial paper borrowings are backed by multiyear bank credit facilities. During 2000, short-term borrowing continued at interest rates below the prime rate. Short-term debt averaged $2.74 billion in 2000 compared to $3.05 billion in 1999, excluding short-term borrowings classified as long-term. Lower working capital requirements for most of the year caused the decrease in short-term debt. ConAgra uses cancelable and noncancelable leases in its financing activities, particularly for transportation equipment. In 2000, cancelable lease expense was $189 million versus $155 million in 1999, and noncancelable lease expense was $97 million versus $118 million in 1999.

    To maintain a conservative financial position, ConAgra focuses on cash flow as well as its balance sheet. ConAgra's plans incorporate cash flow sufficient to meet financing obligations, maintain capital investment, and pay stockholder dividends even if a severe and unexpected decline in earnings occurs. This measure of cash-flow adequacy provides an effective tool for managing ConAgra's leverage.

    Asset Liquidity—Many of ConAgra's businesses are current asset intensive. Inventory and accounts receivable were 1.5 times property, plant and equipment at the end of 2000 and 1999. The seasonal nature and liquidity of ConAgra's current asset investments explain ConAgra's significant use of short-term debt and emphasis on repaying short-term debt at year end. From time to time, ConAgra also obtains product financing for certain commodity inventories, classified as advances on sales in the Consolidated Balance Sheets.

    As in prior years, ConAgra's reported net sales understate the degree to which current assets turn over during the year. For 2000, total sales invoiced to customers were approximately $33.2 billion versus $25.5 billion reported net sales. This is because commodity trading transactions reflect margin accounting whereby only gross profit is reported in sales.

    ConAgra's current ratio (current assets divided by current liabilities) was 1.07 to 1 at the end of 2000 and 1.04 to 1 at the end of 1999. ConAgra's consolidated current ratio is a composite of various current ratios appropriate for its individual businesses. ConAgra focuses more on appropriate use of short-term debt and trade credit financing than on the absolute level of its current ratio. Some ConAgra businesses are able to generate substantial trade credit that does not result in financing costs.

    Market Risk—The principal market risks affecting ConAgra are exposure to changes in commodity or energy prices and interest rates on debt. While ConAgra does have international operations, and operates in international markets, it considers its market risk in such activities to be immaterial.

    Commodities—ConAgra operates in many areas of the food industry, from basic agricultural inputs to production and sale of branded consumer products. As a result, ConAgra uses various raw materials, many of which are commodities. Raw materials are generally available from several different sources, and ConAgra presently believes that it can obtain them as needed.

    Commodities are subject to price fluctuations that may create price risk. Generally, it is ConAgra's intent to hedge commodities in order to mitigate this price risk. While this may tend to limit ConAgra's ability to participate in gains from commodity price fluctuations, it also tends to reduce the risk of loss from changes in commodity prices.

    ConAgra has established policies that limit the amount of unhedged inventory positions permissible for ConAgra's operating companies. ConAgra's operating companies are generally limited to a dollar risk exposure stated in relation to equity capital.

    ConAgra typically purchases certain commodities such as wheat, corn, oats, soybeans, soybean meal, soybean oil, cattle, and hogs for use in its processing businesses. In addition, ConAgra purchases and sells certain commodities such as wheat, corn, soybeans, soybean meal, soybean oil, and oats in its trading businesses. The commodity price risk associated with these activities can be hedged by selling (or buying) the underlying commodity, or by using an appropriate derivative commodity instrument. The particular hedging instrument used by ConAgra depends on a number of factors, including availability of appropriate derivative instruments. ConAgra utilizes exchange-traded futures and options as well as non-exchange-traded derivatives, in which case ConAgra monitors the amount of associated credit risk.

    The following table presents one measure of market risk exposure using sensitivity analysis. Market risk exposure is defined as the change in the fair value of the derivative commodity instruments assuming a hypothetical change of 10% in market prices. Actual changes in market prices may differ from hypothetical changes. Fair value was determined using quoted market prices and was based on ConAgra's net derivative position by commodity at each month end during the fiscal year. The market risk exposure analysis excludes the underlying commodity positions that are being hedged. The underlying commodities hedged have a high inverse correlation to price changes of the derivative commodity instrument.

    Effect of 10% Change in Fair Value

	2000	1999
	In millions
Processing Businesses
Grains/Food
High	$38.0	$24.4
Low	24.3	12.8
Average	30.2	17.1
Meats
High	49.5	48.8
Low	22.8	13.4
Average	34.5	32.3
Trading Businesses
Grains
High	18.6	21.9
Low	11.1	12.6
Average	15.7	16.4
Meats
High	7.6	5.9
Low	1.2	—
Average	3.1	1.4

    Energy—ConAgra's operating companies incur substantial energy costs in their manufacturing facilities and incur higher operating expenses as a result of increases in energy costs. ConAgra hedges its operations against adverse price movements in energy costs, primarily natural gas and electricity. In addition, ConAgra's energy subsidiary may trade derivative commodity and financial instruments when markets are favorable for such activity. Trading is limited in terms of maximum dollar exposure and monitored to ensure compliance with these limits. Exchange-traded derivative commodity instruments and non-exchange-traded swaps and options are used. ConAgra monitors the amount of associated counter-party credit risk for non-exchange-traded transactions.

    The following presents one measure of market risk exposure using sensitivity analysis. Market risk exposure is defined as the change in the fair value of the derivative commodity and financial instruments assuming a hypothetical change of 10% in market prices. Actual changes in market prices may differ from hypothetical changes. Fair value was determined using quoted market prices, if available, and was based on the subsidiary's net derivative position by commodity at each month end during the fiscal year. The market risk exposure analysis excludes the anticipated energy requirements or physical delivery commitments that are being hedged by these instruments.

    Effect of 10% Change in Fair Value

	2000	1999
	In millions
Energy
High	$5.6	$8.7
Low	0.2	0.7
Average	2.0	4.3

    Interest Rates—ConAgra has used interest rate swaps to hedge adverse interest rate changes on a portion of its short-term debt. During 2000 and 1999 these swaps effectively changed the interest rate on a portion of short-term debt from a variable rate to a fixed rate, thus reducing ConAgra's exposure to interest rate risk. The average short-term debt covered by swaps was $380 million for 2000 and $870 million for 1999. A one hundred basis-point change in interest rates on average short-term borrowings would have impacted net interest expense by $24.7 million and $27.9 million for 2000 and 1999, respectively.

    Foreign Operations—Transactions denominated in a currency other than an entity's functional currency are generally hedged to reduce market risk. ConAgra principally uses non-exchange-traded contracts to effect this coverage. Market risk on such transactions is not material to ConAgra's results of operations or financial position. ConAgra's market risk from translation of foreign-based entities' annual profit and loss, and from amounts permanently invested in foreign subsidiaries, is not material.

    Accounting Changes—In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. This standard will become effective for the company in fiscal 2002. The company has not quantified the impact, if any, resulting from adoption of this standard.

    In December 1999, SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, was issued. This SAB will become effective for the company in fiscal 2001. The company has not quantified the impact, if any, resulting from the adoption of this SAB.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Information required by this item is set forth in subsection "Market Risk" in "Management's Discussion & Analysis" above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED)

    The following consolidated financial statements of ConAgra, Inc. and Subsidiaries and Independent Auditors' Report are set forth on pages F-1 through F-29 of the Consolidated Financial Statements herein:

    Independent Auditors' Report

  Consolidated Statements of Earnings—Years ended May 28, 2000, May 30, 1999 and May 31, 1998

  Consolidated Statements of Comprehensive Income—Years ended May 28, 2000, May 30, 1999 and May 31, 1998

  Consolidated Balance Sheets—May 28, 2000, and May 30, 1999

  Consolidated Statements of Common Stockholders' Equity—Years ended May 28, 2000, May 30, 1999 and May 31, 1998

  Consolidated Statements of Cash Flows—Years ended May 28, 2000, May 30, 1999 and May 31, 1998

    Notes to Consolidated Financial Statements

      The supplementary data regarding quarterly results of operations are set forth in Note 21 "Quarterly Results (Unaudited)" on page F-26 and F-27 of the Consolidated Financial Statements herein.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Incorporated herein by reference to "Board of Directors and Election" on pages 3 and 4 of the Company's Proxy Statement for its Annual Meeting of Stockholders held on September 28, 2000. Information concerning all Executive Officers of the Company is included in Part I above.

ITEM 11.  EXECUTIVE COMPENSATION

    Incorporated herein by reference to (i) "Executive Compensation" through "Benefit Plans and Retirement Programs" on pages 5 through 9 of the Company's Proxy Statement, and (ii) information on director compensation on page 4 of the Company's Proxy Statement for its Annual Meeting of Stockholders held on September 28, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated herein by reference to "Voting Securities and Ownership by Certain Beneficial Owners" and "Voting Securities Owned by Executive Officers and Directors" on page 2 of the Company's Proxy Statement for its Annual Meeting of Stockholders held on September 28, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated herein by reference to (i) the last paragraph of "Directors' Meetings and Compensation" on page 4 of the Company's Proxy Statement, and (ii) the last paragraph of "Benefit Plans and Retirement Programs" on page 9 of the Company's Proxy Statement for its Annual Meeting of Stockholders held on September 28, 2000.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)
List of documents filed as part of this report:

1.
Financial Statements (as restated)

    All financial statements of the Company as set forth under Item 8 of this report on Form 10-K.

  2.
  Financial Statement Schedules (as restated)

Schedule Number	Description	Page Number
S-II	Valuation and Qualifying Accounts	F-30

    All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements, notes thereto.

  3.
  Exhibits

    All exhibits as set forth on the Exhibit Index, which is incorporated herein by reference.

b)
Reports on Form 8-K

    None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ConAgra Foods, Inc. has caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of June, 2001.

CONAGRA FOODS, INC.
/s/ BRUCE C. ROHDE Bruce C. Rohde Chairman, Chief Executive Officer and President
/s/ JAMES P. O'DONNELL James P. O'Donnell Executive Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)
/s/ DWIGHT J. GOSLEE Dwight J. Goslee Executive Vice President, Operating Control and Development
/s/ JAY D. BOLDING Jay D. Bolding Senior Vice President, Controller (Principal Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 22 day of June, 2001.

/s/ BRUCE C. ROHDE Bruce C. Rohde	Director
Mogens C. Bay*	Director
John T. Chain, Jr.*	Director
Charles M. Harper*	Director
Robert A. Krane*	Director
Mark Rauenhorst*	Director
Carl E. Reichardt*	Director
Ronald W. Roskens*	Director
Marjorie M. Scardino*	Director
Walter Scott, Jr.*	Director
Kenneth E. Stinson*	Director
Clayton K. Yeutter*	Director

*
Bruce C. Rohde, by signing his name hereto, signs this amendment to the annual report on behalf of each person indicated. A Power-of-Attorney authorizing Bruce C. Rohde to sign this amendment to the annual report on Form 10-K on behalf of each of the indicated Directors of ConAgra Foods, Inc. has been filed herein as Exhibit 24.
By:	/s/ BRUCE C. ROHDE Bruce C. Rohde Attorney-In-Fact

INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
ConAgra Foods, Inc.

    We have audited the accompanying consolidated balance sheets of ConAgra Foods, Inc. (formerly ConAgra, Inc.) and subsidiaries as of May 28, 2000 and May 30, 1999, and the related consolidated statements of earnings, comprehensive income, common stockholders' equity and cash flows for each of the three years in the period ended May 28, 2000. Our audits also included the financial statement schedule listed in Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ConAgra Foods, Inc. and subsidiaries as of May 28, 2000 and May 30, 1999, and the results of their operations and their cash flows for each of the three years in the period ended May 28, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    As discussed in Note 22, the accompanying consolidated financial statements and financial statement schedule have been restated.

Deloitte & Touche LLP

July 14, 2000 (June 21, 2001, as to Note 22)
Omaha, Nebraska

F–1

CONAGRA FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE FISCAL YEARS ENDED MAY

Dollars in millions except per-share amounts

	2000	1999	1998
	(As restated, see Note 22)
Net sales	$25,534.6	$24,844.4	$24,544.6
Costs and expenses
Cost of goods sold*	22,182.9	21,540.5	21,351.6
Selling, general and administrative expenses*	2,108.1	1,910.9	1,866.8
Interest expense	303.8	316.6	300.7
Restructuring/Impairment charges (Note 3)	322.2	440.8	—

	24,917.0	24,208.8	23,519.1

Income before income taxes and cumulative effect of change in accounting	617.6	635.6	1,025.5
Income taxes	235.3	305.4	393.2

Income before cumulative effect of change in accounting	382.3	330.2	632.3
Cumulative effect of change in accounting	—	—	(14.8)

Net income	$382.3	$330.2	$617.5

Income per share—basic
Income before cumulative effect of change in accounting	.80	.70	1.36
Cumulative effect of change in accounting	—	—	(.03)

Net income	$.80	$.70	$1.33

Income per share—diluted
Income before cumulative effect of change in accounting	.80	.69	1.33
Cumulative effect of change in accounting	—	—	(.03)

Net income	$.80	$.69	$1.30

*
Other restructuring-related items in fiscal 2000 include accelerated depreciation of $108.3 million and inventory markdowns of $114.5 million included in cost of goods sold and $30.8 million of accelerated depreciation and $45.6 million of restructuring plan implementation costs included in selling, general and administrative expenses.

The accompanying notes are an integral part of the consolidated financial statements.

F–2

CONAGRA FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE FISCAL YEARS ENDED MAY

Dollars in millions

	2000	1999	1998
	(As restated, see Note 22)
Net income	$382.3	$330.2	$617.5
Other comprehensive income (loss) Currency translation adjustment	(37.2)	1.7	(35.9)

Comprehensive income	$345.1	$331.9	$581.6

The accompanying notes are an integral part of the consolidated financial statements.

F–3

CONAGRA FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MAY 28, 2000 AND MAY 30, 1999

Dollars in millions except per-share amounts

	2000	1999
	(As restated, see Note 22)
ASSETS
Current assets
Cash and cash equivalents	$157.6	$62.8
Receivables, less allowance for doubtful accounts of $62.8 and $60.0	1,241.5	1,449.4
Inventories	4,056.0	3,782.5
Prepaid expenses	404.8	296.8

Total current assets	5,859.9	5,591.5

Property, plant and equipment
Land	147.1	161.2
Buildings, machinery and equipment	5,430.3	5,205.8
Other fixed assets	537.0	426.9
Construction in progress	327.4	419.9

	6,441.8	6,213.8
Less accumulated depreciation	(2,857.8)	(2,599.6)

Property, plant and equipment, net	3,584.0	3,614.2
Brands, trademarks and goodwill, at cost less accumulated amortization of $748.3 and $668.2	2,366.0	2,408.7
Other assets	386.7	467.1

	$12,196.6	$12,081.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable	$1,255.5	$840.8
Current installments of long-term debt	20.6	21.1
Accounts payable	2,042.5	2,022.2
Advances on sales	912.7	1,203.7
Accrued payroll	258.9	269.4
Other accrued liabilities	975.2	1,008.9

Total current liabilities	5,465.4	5,366.1

Senior long-term debt, excluding current installments	1,816.8	1,793.1
Other noncurrent liabilities	750.7	783.2
Subordinated debt	750.0	750.0
Preferred securities of subsidiary company	525.0	525.0
Commitments and contingencies	—	—
Common stockholders' equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 524,137,617 and 519,648,673	2,620.7	2,598.2
Additional paid-in capital	147.5	219.4
Retained earnings	1,345.3	1,325.1
Foreign currency translation adjustment	(103.1)	(65.9)
Less treasury stock, at cost, common shares of 31,925,505 and 31,475,678	(760.2)	(749.9)

	3,250.2	3,326.9
Less unearned restricted stock and value of 15,246,068 and 17,184,831
common shares held in Employee Equity Fund	(361.5)	(462.8)

Total common stockholders' equity	2,888.7	2,864.1

	$12,196.6	$12,081.5

The accompanying notes are an integral part of the consolidated financial statements.

F–4

CONAGRA FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
FOR FISCAL YEARS ENDED MAY

Columnar amounts in millions

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Foreign Currency Translation Adjustment	Treasury Stock	EEF* Stock and Other	Total
				(As restated, see Note 22)				(As restated, see Note 22)
Balance at May 25, 1997 (as previously reported)	522.7	$1,306.8	$636.9	$2,125.7	$(31.7)	$(655.1)	$(811.6)	$2,571.0
Adjustment to beginning retained earnings (see Note 22)	—	—	—	(7.0)	—	—	—	(7.0)

Balance at May 25, 1997 (as restated)	522.7	1,306.8	636.9	2,118.7	(31.7)	(655.1)	(811.6)	2,564.0
Shares issued
Stock option and incentive plans	.6	2.8	4.0			.5		7.3
EEF*: stock option, incentive and other employee benefit plans			34.7				70.5	105.2
Fair market valuation of EEF shares			(97.1)				97.1	—
Acquisitions	1.3	6.7	.4	3.3		2.2		12.6
Shares acquired for incentive plans						(172.7)	1.0	(171.7)
Shares retired	(5.2)	(26.2)		(93.7)		119.9		—
Two-for-one stock split		1,307.0	(258.9)	(1,048.1)				—
Foreign currency translation adjustment					(35.9)			(35.9)
Dividends declared
Common stock, $.605 per share				(273.6)				(273.6)
Pooled companies				(2.9)				(2.9)
Net income (as restated)				617.5				617.5

Balance at May 31, 1998	519.4	2,597.1	320.0	1,321.2	(67.6)	(705.2)	(643.0)	2,822.5
Shares issued
Stock option and incentive plans	.2	1.1	1.8			.5		3.4
EEF*: stock option, incentive and other employee benefit plans			13.6				62.3	75.9
Fair market valuation of EEF shares			(116.4)				116.4	—
Acquisitions			.4			2.2		2.6
Shares acquired for incentive plans						(47.6)	1.5	(46.1)
Shares retired				(.2)		.2		—
Foreign currency translation adjustment					1.7			1.7
Dividends declared
Common stock, $.69175 per share				(324.9)				(324.9)
Pooled companies				(1.2)				(1.2)
Net income (as restated)				330.2				330.2

Balance at May 30, 1999	519.6	2,598.2	219.4	1,325.1	(65.9)	(749.9)	(462.8)	2,864.1
Shares issued
Stock option and incentive plans	.5	2.4	2.5			.4		5.3
EEF*: stock option, incentive and other employee benefit plans			9.4				26.1	35.5
Fair market valuation of EEF shares			(70.0)				70.0	—
Acquisitions	4.0	20.1	(13.7)	13.4				19.8
Shares acquired for incentive plans			(.1)			(10.7)	5.2	(5.6)
Foreign currency translation adjustment					(37.2)			(37.2)
Dividends declared
Common stock, $.789 per share				(375.5)				(375.5)
Net income (as restated)				382.3				382.3

Balance at May 28, 2000	524.1	$2,620.7	$147.5	$1,345.3	$(103.1)	$(760.2)	$(361.5)	$2,888.7

*
Employee Equity Fund (Note 12)

    The accompanying notes are an integral part of the consolidated financial statements.

F–5

CONAGRA FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED MAY

Dollars in millions

	2000	1999	1998
	(As restated, see Note 22)
Cash flows from operating activities
Net income	$382.3	$330.2	$617.5
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and other amortization	473.1	430.4	389.0
Goodwill amortization	63.4	69.4	67.8
Restructuring and other restructuring-related charges (including accelerated depreciation)	621.4	440.8	—
Cumulative effect of change in accounting	—	—	24.0
Other noncash items (includes nonpension postretirement benefits)	49.9	87.8	86.5
Change in assets and liabilities before effects from business combinations
Receivables	69.9	(176.9)	(159.9)
Inventories and prepaid expenses	(325.3)	(149.5)	(286.5)
Accounts payable and accrued liabilities	(643.7)	147.3	(115.2)

Net cash flows from operating activities	691.0	1,179.5	623.2

Cash flows from investing activities
Additions to property, plant and equipment	(539.3)	(662.3)	(583.7)
Payment for business acquisitions	(390.1)	(421.9)	(33.7)
Sale of businesses and property, plant and equipment	154.6	48.5	225.9
Notes receivable and other items	(36.6)	25.5	(3.9)

Net cash flows from investing activities	(811.4)	(1,010.2)	(395.4)

Cash flows from financing activities
Net short-term borrowings	402.7	(22.7)	317.7
Proceeds from issuance of long-term debt	33.1	595.2	311.8
Repayment of long-term debt	(32.6)	(602.5)	(490.8)
Accounts receivable sold	165.0	125.5	(10.0)
Cash dividends paid	(375.0)	(312.4)	(263.2)
Cash distributions of pooled companies	—	(1.2)	(3.8)
Other items	22.0	3.2	(88.0)

Net cash flows from financing activities	215.2	(214.9)	(226.3)

Net increase (decrease) in cash and cash equivalents	94.8	(45.6)	1.5
Cash and cash equivalents at beginning of year	62.8	108.4	106.9

Cash and cash equivalents at end of year	$157.6	$62.8	$108.4

The accompanying notes are an integral part of the consolidated financial statements.

F–6

CONAGRA FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 28, 2000, MAY 30, 1999 AND MAY 31, 1998
Columnar Amounts in Millions Except Per-Share Amounts

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Fiscal Year—The fiscal year of ConAgra Foods, Inc. ("ConAgra" or the "company") ends the last Sunday in May. The fiscal years for the consolidated financial statements presented consist of 52-week periods (fiscal 2000 and 1999) or 53-week periods (fiscal 1998).

    The accounts of two wholly-owned subsidiaries, ConAgra Fertilizer Company and United Agri Products, Inc., have been consolidated on the basis of a year ending in February. Such fiscal period corresponds with those companies' natural business year.

    Basis of Consolidation—The consolidated financial statements include the accounts of ConAgra Foods, Inc. and all majority-owned subsidiaries. The investments in and the operating results of 50%-or-less-owned entities are included in the financial statements on the basis of the equity method of accounting. All significant intercompany investments, accounts and transactions have been eliminated.

    Inventories—Grain, flour and major feed ingredient inventories are hedged to the extent practicable and are generally stated at market, including adjustment to market of open contracts for purchases and sales. Short-term interest expense incurred to finance hedged inventories is included in cost of goods sold in order to properly reflect gross profits on hedged transactions. Inventories not hedged are priced at the lower of average cost (first-in, first-out) or market.

    Property and Depreciation—Property, plant and equipment are carried at cost. Depreciation has been calculated using primarily the straight-line method over the estimated useful lives of the respective classes of assets as follows:

Buildings	15 - 40 years
Machinery and equipment	5 - 20 years
Other fixed assets	5 - 15 years

    Brands, Trademarks, Goodwill and Long-Lived Assets—Brands, goodwill arising from the excess of cost of investment over fair value of net assets at date of acquisition and trademarks are amortized using the straight-line method, principally over a period of 40 years. An impairment is recognized when future undiscounted cash flows of assets are estimated to be insufficient to recover their related carrying value. The company considers continued operating losses, or significant and long-term changes in business conditions, to be its primary indicators of potential impairment. In measuring impairment, the company looks to quoted market prices, if available, or the best information available in the circumstance.

    Recoverability of goodwill not identified with impaired assets is evaluated on the basis of management's estimates of future undiscounted operating income associated with the acquired business.

    Derivative Instruments—The company uses derivatives for the purpose of hedging commodity price and, to a lesser extent, interest rate exposure, that exist as a part of its ongoing business operations.

  Interest Rate Swap Agreements—The company utilizes interest rate swap agreements to reduce the risk of changes in interest rates. Interest differentials to be paid or received on such swaps are recognized in the statement of earnings as incurred, as a component of interest expense.

F–7

  Commodity Contracts—The company uses commodity futures and option contracts, swaps and forward contracts to reduce the risk of price fluctuations in various commodities traded or used in its businesses. In the trading businesses, commodity contracts are marked-to-market and the related gains or losses recorded in the statement of earnings. The company's processing businesses reflect commodity contract gains and losses as adjustments to the basis of underlying hedged commodities purchased; gains or losses are recognized in the statement of earnings as a component of cost of goods sold upon sale of the hedged commodity.

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

    Cash flows related to derivative financial instruments are classified in the statements of cash flows in a manner consistent with those of transactions being hedged.

    Fair Values of Financial Instruments—Unless otherwise specified, the company believes the book value of financial instruments approximates their fair value.

    Revenue Recognition—Revenue is generally recognized when title to finished product passes and goods are shipped to the customer. Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts, trade allowances and product returns.

    Net Sales—Gross profits earned from commodity trading activities, which are included in net sales, total $148.0 million, $147.3 million and $214.3 million for fiscal 2000, 1999 and 1998, respectively.

    Sales and cost of sales, if reported on a gross basis for these activities, would be increased by $7.7 billion, $4.9 billion and $6.0 billion for fiscal 2000, 1999 and 1998, respectively.

    Comprehensive Income—Comprehensive income for all periods presented consists of net income and foreign currency translation adjustments. ConAgra deems its foreign investments to be permanent in nature and does not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars. There are no reclassification adjustments to be reported in periods presented.

    Accounting Changes—In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. This standard will become effective for the company in fiscal 2002. The company has not quantified the impact, if any, resulting from adoption of this standard.

    In December 1999, Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, was issued. This SAB will become effective for the company in fiscal 2001. The company has not quantified the impact, if any, resulting from the adoption of this SAB.

    In fiscal 1998, the company recorded an after-tax charge of $14.8 million to comply with Emerging Issues Task Force (EITF) Issue No. 97-13. This EITF requires business process re-engineering costs associated with computer systems development to be expensed as incurred. Previously, the company capitalized such costs.

    Use of Estimates—Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates or assumptions affect reported amounts of assets, liabilities, revenue and expenses as reflected in the financial statements. Actual results could differ from estimates.

F–8

    Reclassifications—Certain reclassifications have been made to prior year amounts to conform to current year classifications.

2. BUSINESS COMBINATIONS

    In the third quarter of fiscal 2000, ConAgra acquired the assets of Seaboard Farms, the poultry division of Seaboard Corporation, for approximately $360 million. Seaboard Farms produces and markets value-added poultry products primarily to foodservice customers and has annual sales of approximately $480 million. The acquisition was accounted for as a purchase, with the business acquired being included in the financial statements subsequent to the date of acquisition.

    In the first quarter of fiscal 1999, ConAgra acquired the tablespreads and Egg Beaters business from Nabisco, Inc., for $400 million. The tablespreads business manufactures and markets margarine under Parkay, Blue Bonnet, Fleischmann's, Touch of Butter, Chiffon and Move Over Butter brand names. Egg Beaters is an egg alternative product. Annual sales of the combined businesses are approximately $480 million. The acquisition was accounted for as a purchase. The results of operations of the businesses acquired are included in the financial statements subsequent to the date of acquisition.

    During fiscal 1998, ConAgra completed mergers with GoodMark Foods, Inc., Fernando's Foods Corporation, Hester Industries, Inc. and A.M. Gilardi & Sons, Inc. In each of the these transactions, ConAgra issued common stock for all of the outstanding shares of the merged companies with each transaction being accounted for as a pooling of interests. The historical financial statements of the company were restated to give effect to all of the fiscal 1998 acquisitions as though the companies had operated together from the beginning of the earliest period presented.

    Net sales and net income for the fiscal 1998 acquired businesses were $379.0 million and $13.8 million, respectively, for the 1998 period prior to acquisition date.

3. OPERATION OVERDRIVE

    During the fourth quarter of fiscal 1999, the company approved a restructuring plan expected to span three fiscal years in connection with its previously announced initiative, "Operation Overdrive." However, the restructuring plan was completed within two fiscal years as the plan's final charges were incurred in the fourth quarter of fiscal 2000. The restructuring plan was aimed at improving future profitability by eliminating overcapacity and streamlining operations. The pre-tax charge of the plan totaled $1,062.2 million with $621.4 million and $440.8 million recognized in fiscal 2000 and 1999, respectively.

    Fiscal 2000 charges are as follows:

	Packaged Foods	Refrigerated Foods	Agricultural Products	Total
Accelerated depreciation	$128.2	$10.9	$—	$139.1
Inventory markdowns	46.2	11.2	57.1	114.5
Restructuring plan implementation costs	25.2	14.6	5.8	45.6
Restructuring/Impairment charges	109.9	131.3	81.0	322.2

Total	$309.5	$168.0	$143.9	$621.4

Fiscal 1999 charges are as follows:
Restructuring/Impairment charges	$39.0	$358.6	$43.2	$440.8

    The fiscal 2000 charges are reflected in the company's consolidated statements of earnings as follows: accelerated depreciation of $108.3 million and $30.8 million is included in cost of goods sold

F–9

and selling, general and administrative expenses, respectively; inventory markdowns are included in cost of goods sold; plan implementation costs (primarily third-party consulting costs) are also included in selling, general and administrative expenses. For fiscal 2000 and fiscal 1999, restructuring/impairment charges are reflected as such and result from asset impairments, employee-related costs and contractual termination costs.

    Included in fiscal 2000 and 1999 consolidated statements of earnings are asset impairment charges of approximately $213.5 million and $388.4 million, respectively. Fiscal 2000 asset impairment charges include $171.4 million in write-downs of property, plant and equipment and $42.1 million in reductions of intangible and other assets. The fiscal 2000 property, plant and equipment write-downs occurred primarily in the Refrigerated Foods segment as a result of management's decision to reorganize certain protein businesses. Fiscal 1999 asset impairment charges include $183.5 million in write-downs of property, plant and equipment and $204.9 million in reductions of intangible and other assets. The fiscal 1999 intangible and other asset write-downs occurred primarily in the Refrigerated Foods segment as a result of management's decision to consolidate and reorganize its turkey businesses.

    Accelerated depreciation results from revisions in the estimated useful lives of assets to be disposed of that the company does not have the current ability to remove from operations. Inventory markdowns represent losses on the carrying value of non-strategic inventory resulting from the closure of facilities and discontinuation of certain products.

    In association with the restructuring plan, the company closed a total of 31 production facilities, 106 non-production locations (e.g., storage, distribution, administrative, etc.) and sold 18 non-core businesses. The historical operating results and gains/losses associated with sold businesses or facilities were not material.

    Approximately 8,450 employees received notification of their termination as a result of the restructuring plan, primarily in manufacturing and operating facilities. This total represents an increase of approximately 1,750 individuals from the original estimate, and resulted primarily from updated estimates associated with existing restructuring initiatives. In addition, other exit costs (consisting of lease termination and other contractual termination costs) occurred as a result of the restructuring plan. Such activity is as follows:

	Severance
			Other Exit Costs
	Amount	Headcount
	(in millions, except headcount)
Fiscal 1999 activity:
Charges to income	$45.1	3,160	$7.3
Utilized	(6.1)	(260)	—

Balance, May 30, 1999	39.0	2,900	7.3
Fiscal 2000 activity:
Charges to income	57.8	5,290	50.9
Utilized	(44.3)	(4,990)	(21.5)

Balance, May 28, 2000	$52.5	3,200	$36.7

4. INCOME PER SHARE

    Basic income per share is calculated on the basis of weighted average outstanding common shares. Diluted income per share is computed on the basis of weighted average outstanding common shares plus equivalent shares assuming exercise of stock options and conversion of outstanding convertible securities, where dilutive.

F–10

    The following table reconciles the income and average share amounts used to compute both basic and diluted income per share:

	2000	1999	1998
Net income
Income before cumulative effect of
Change in accounting	$382.3	$330.2	$632.3
Cumulative effect of change in accounting	—	—	(14.8)

Net income	$382.3	$330.2	$617.5

Income per share—basic
Weighted average shares outstanding	475.7	470.0	465.5

Income per share—diluted
Weighted average shares outstanding—basic	475.7	470.0	465.5
Add shares contingently issuable upon exercise of stock options	2.9	6.7	9.8

Weighted average shares outstanding	478.6	476.7	475.3

    At the end of fiscal years 2000, 1999 and 1998, there were 16.2 million, 8.9 million and 4.9 million options outstanding, respectively, with exercise prices exceeding the market value of common stock that were therefore excluded from the computation of shares contingently issuable upon exercise of the options.

F–11

5. RECEIVABLES

    The company has agreements to sell interests in pools of receivables, in an amount not to exceed $950 million at any one time. Participation interests in new receivables may be sold, as collections reduce previously sold participation interests. The participation interests are sold at a discount that is included in selling, general and administrative expenses in the consolidated statements of earnings. Gross proceeds from the sales were $814 million and $649 million at fiscal year-end 2000 and 1999, respectively.

6. INVENTORIES

    The major classes of inventories are as follows:

	2000	1999
Hedged commodities	$1,305.7	$1,306.2
Food products and livestock	1,350.7	1,144.7
Agricultural chemicals, fertilizer and feed	940.6	740.0
Other, principally ingredients and supplies	459.0	591.6

	$4,056.0	$3,782.5

7. CREDIT FACILITIES AND BORROWINGS

    At May 28, 2000, the company has credit lines from banks which total approximately $5.5 billion, including: $1.8 billion of long-term revolving credit facilities maturing in September 2003; $1.8 billion short-term revolving credit facilities maturing in September 2000; and uncompensated bankers' acceptance and money market loan facilities approximating $1.9 billion. Borrowings under the revolver agreements are at or below prime rate and may be prepaid without penalty. The company pays fees for its revolving credit facilities.

    The company finances its short-term needs with bank borrowings, commercial paper borrowings and bankers' acceptances. The average consolidated short-term borrowings outstanding under these facilities for the 2000 fiscal year were $2,739 million. This excludes an average of $186 million of short-term borrowings that were classified as long-term throughout the fiscal year (see Note 8). The highest period-end short-term indebtedness during fiscal 2000 was $3,159.2 million. Short-term borrowings were at rates below prime. The weighted average interest rate was 5.85% and 5.58%, respectively, for fiscal 2000 and 1999.

    At May 28, 2000, the company had no interest rate swap agreements in effect. At May 30, 1999, the company had outstanding interest rate swap agreements effectively changing the interest rate exposure on $650 million of short-term borrowings from variable to a 5.8% fixed rate. The swap agreements matured in fiscal 2000. At May 31, 1998, the company had outstanding interest rate swap agreements effectively changing the interest rate exposure on $600 million of short-term borrowings from variable to a 6% fixed rate. The swap agreements matured in fiscal 1999. The net cost in fiscal 2000, 1999 and 1998, and the estimated fair value of these agreements as of May 30, 1999 were not material.

F–12

8. SENIOR LONG-TERM DEBT, SUBORDINATED DEBT AND LOAN AGREEMENTS

	2000	1999
Senior Debt
Commercial paper backed by long-term revolving credit agreement	$164.5	$153.2
7.00% senior debt due in 2028	396.5	396.4
6.70% senior debt due in 2027 (redeemable at option of holders in 2009)	300.0	300.0
7.125% senior debt due in 2026 (redeemable at option of holders in 2006)	397.8	397.7
9.875% senior debt due in 2006	100.0	100.0
5.50% senior debt due in 2002	199.3	199.0
9.87% to 9.95% unsecured senior notes due in various amounts through 2009	39.4	53.7
8.1% to 9.0% publicly issued unsecured medium-term notes due in various amounts through 2004	117.0	117.0
5.75% to 9.28% Industrial Development Revenue Bonds (collateralized by plant and equipment) due on various dates through 2017	46.2	29.0
Miscellaneous unsecured	56.1	47.1

Total senior debt	$1,816.8	$1,793.1

Subordinated Debt
9.75% subordinated debt due in 2021	400.0	400.0
7.375% to 7.4% subordinated debt due through 2005	350.0	350.0

Total subordinated debt	750.0	750.0

Total long-term debt, excluding current installments	$2,566.8	$2,543.1

    The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years following May 28, 2000, are as follows:

2001	$20.6
2002	124.2
2003	373.6
2004	12.6
2005	370.0

    Under the long-term credit facility referenced in Note 7, the company has agreements that allow it to borrow up to $1.8 billion through September 2003.

    The most restrictive note agreements (the revolving credit facilities and certain privately placed long-term debt) require the company to repay the debt if consolidated funded debt exceeds 60% of consolidated capital base or if fixed charges coverage is less than 1.75 to 1.0 as such terms are defined in applicable agreements.

    Net interest expense consists of:

	2000	1999	1998
Long-term debt	$198.4	$194.6	$206.9
Short-term debt	139.5	166.5	143.2
Interest income	(28.6)	(37.6)	(38.0)
Interest capitalized	(5.5)	(6.9)	(11.4)

	$303.8	$316.6	$300.7

F–13

    Net interest paid was $299.9 million, $308.5 million and $300.6 million in fiscal 2000, 1999 and 1998, respectively.

    Short-term debt interest expense of $31.4 million, $20.0 million and $19.1 million in fiscal 2000, 1999 and 1998, respectively, incurred to finance hedged inventories, has been charged to cost of goods sold.

    The carrying amount of long-term debt (including current installments) was $2,587.4 million and $2,564.2 million as of May 28, 2000 and May 30, 1999, respectively. Based on current market rates primarily provided by outside investment bankers, the fair value of this debt at May 28, 2000 and May 30, 1999 was estimated at $2,417.0 million and $2,665.1 million, respectively. The company's long-term debt is generally not callable until maturity.

9. OTHER NONCURRENT LIABILITIES

    Other noncurrent liabilities consist of:

	2000	1999
Legal and environmental liabilities primarily associated with the company's acquisition of Beatrice Company (acquired in fiscal 1991)	$165.2	$169.2
Estimated postretirement health care and pensions	596.7	589.2
Deferred taxes and other	52.7	100.8

	814.6	859.2
Less estimated current portion	63.9	76.0

	$750.7	$783.2

10. PREFERRED SECURITIES OF SUBSIDIARY COMPANY

    ConAgra Capital, L.C., an indirectly controlled subsidiary of the company, has the following Preferred Securities outstanding:

4 million shares of 9% Series A Cumulative Preferred ("Series A Securities")

  Distributions are payable monthly.

7 million shares of Series B Adjustable Rate Cumulative Preferred ("Series B Securities")

  Distributions are payable monthly at a rate per annum, which is adjusted quarterly to 95% of the highest of three U.S. Treasury security indices, subject to a floor of 5.0% and a ceiling of 10.5% per annum. The distribution rate in fiscal 2000 ranged from 5.6% to 6.3%.

10 million shares of 9.35% Series C Cumulative Preferred ("Series C Securities")

  Distributions are payable monthly.

    For financial statement purposes, distributions on these Securities are included in selling, general and administrative expenses in the company's consolidated statements of earnings as such amounts represent minority interests.

    The above Securities were issued at a price of $25 per share. All such Securities are non-voting (except in certain limited circumstances), and are guaranteed on a limited basis by ConAgra and, in certain limited circumstances, are exchangeable for debt securities of ConAgra. The Securities are redeemable at the option of ConAgra Capital, L.C. (with ConAgra's consent) in whole or in part, at $25 per security plus accumulated and unpaid distributions to the date fixed for redemption.

F–14

11. CAPITAL STOCK

    The company has authorized shares of preferred stock as follows:

    Class B—$50 par value; 150,000 shares

    Class C—$100 par value; 250,000 shares

    Class D—without par value; 1,100,000 shares

    Class E—without par value; 16,550,000 shares

    There are no preferred shares issued or outstanding as of May 28, 2000.

12. EMPLOYEE EQUITY FUND

    In fiscal 1993, the company established a $700 million Employee Equity Fund ("EEF"), a grantor trust, to pre-fund future stock-related obligations of the company's compensation and benefit plans. The EEF supports existing, previously approved employee plans that use ConAgra common stock.

    For financial reporting purposes the EEF is consolidated with ConAgra. The fair market value of the shares held by the EEF is shown as a reduction to common stockholders' equity in the company's consolidated balance sheets. All dividends and interest transactions between the EEF and ConAgra are eliminated. Differences between cost and fair value of shares held and/or released are included in consolidated additional paid-in capital.

    Following is a summary of shares held by the EEF:

	2000	1999
Shares held (in millions)	15.2	17.2
Cost—per share	$14.552	$14.552
Cost—total	221.9	250.1
Fair market value—per share	$22.9375	$26.0625
Fair market value—total	349.7	447.9

13. STOCK OPTIONS AND RIGHTS

    Stock option plans approved by the stockholders provide for granting of options to employees for purchase of common stock generally at prices equal to fair market value at the time of grant, and for issuance of restricted or bonus stock without direct cost to the employee. During fiscal 2000, 1999 and 1998, respectively, 126,000 shares, 195,825 shares and 274,926 shares of restricted stock (including stock issued under incentive plans) were issued. The value of the restricted stock, equal to fair market value at the time of grant, is being amortized as compensation expense over the vesting period. This compensation expense was not significant for fiscal 2000, 1999 and 1998. Options become exercisable under various vesting schedules and generally expire ten years after the date of grant. Option shares and prices are adjusted for common stock splits and changes in capitalization.

F–15

    The changes in the outstanding stock options during the three years ended May 28, 2000 are summarized below:

	2000		1999		1998
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning of year	23.5	$22.86	23.6	$20.91	23.1	$17.01
Granted	6.0	23.35	4.8	28.15	5.2	33.57
Exercised	(1.8)	13.41	(3.3)	14.70	(3.4)	13.80
Canceled	(2.1)	27.20	(1.6)	26.76	(1.3)	20.52
End of year	25.6	$23.30	23.5	$22.86	23.6	$20.91
Exercisable at end of year	16.2	$21.56	14.4	$19.58	13.8	$16.99

    The following summarizes information about stock options outstanding as of May 28, 2000:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$4.97 - $ 6.42	0.1	1.0	$5.09	0.1	$5.09
7.63 - 11.33	0.6	0.4	10.63	0.6	10.63
11.54 - 16.88	5.1	3.2	14.83	5.1	14.83
19.06 - 29.00	16.0	7.7	24.11	8.2	23.39
29.50 - 36.81	3.8	7.4	33.71	2.2	33.72
$4.97 - $36.81	25.6	6.6	$23.30	16.2	$21.56

    The company has elected to account for its employee stock option plans using the intrinsic value method of accounting. Accordingly, no compensation expense is recognized for stock options because the exercise price of the stock options equals the market price of the underlying stock on the date of the grant.

    Pro forma information regarding net income and income per share is required by SFAS No. 123, assuming the company accounted for its employee stock options using the fair value method. The fair value of options was estimated at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rate of 6.33%, 4.29% and 6.03%; a dividend yield of 2.2%, 2.2% and 2.1%; expected volatility of 20.6%, 20.0% and 19.1%; and an expected option life of six years. The weighted average fair value of options granted in fiscal 2000, 1999 and 1998 was $6.21, $6.12 and $8.53, respectively. Pro forma net income and income per share are as follows (because SFAS No. 123 is applicable only to options granted subsequent to fiscal 1995, its pro forma effect was not fully reflected until fiscal 2000):

	2000	1999	1998
Pro forma net income	$362.7	$316.1	$606.4
Pro forma basic income per share	.76	.67	1.30
Basic income per share—as reported	.80	.70	1.33
Pro forma diluted income per share	.76	.66	1.28
Diluted income per share—as reported	.80	.69	1.30

    At May 28, 2000, approximately 2.8 million shares were reserved for granting additional options and restricted or bonus stock awards.

F–16

    Each share of common stock carries with it one-half preferred stock purchase right ("Right"). The Rights become exercisable 10 days after a person (an "Acquiring Person") acquires or commences a tender offer for 15% or more of the company's common stock. Each Right entitles the holder to purchase one one-thousandth of a share of a new series of Class E Preferred Stock at an exercise price of $200, subject to adjustment. The Rights expire on July 12, 2006, and may be redeemed at the option of the company at $.01 per Right, subject to adjustment. Under certain circumstances, if (i) any person becomes an Acquiring Person or (ii) the company is acquired in a merger or other business combination after a person becomes an Acquiring Person, each holder of a Right (other than the Acquiring Person) will have the right to receive, upon exercise of the Right, shares of common stock (of the company under (i) and of the acquiring company under (ii)) having a value of twice the exercise price of the Right. The Rights were issued pursuant to a dividend declared by the company's Board of Directors on July 12, 1996, payable to stockholders of record on July 24, 1996. The one Right for each outstanding share was adjusted to one-half Right for each share effective October 1, 1997 as a result of the two-for-one stock split. At May 28, 2000, the company has reserved one million Class E preferred shares for exercise of the Rights.

14. PRETAX INCOME AND INCOME TAXES

    Income before taxes and cumulative effect of change in accounting consisted of the following:

	2000	1999	1998
United States	$541.5	$524.1	$953.4
Foreign	76.1	111.5	72.1

	$617.6	$635.6	$1,025.5

    The provision for income taxes includes the following:

	2000	1999	1998
Current
Federal	$255.6	$264.4	$281.6
State	22.5	49.9	56.0
Foreign	33.3	24.5	12.3

	311.4	338.8	349.9

Deferred
Federal	(70.1)	(30.0)	38.8
State	(6.0)	(3.4)	4.5
Foreign	—	—	—

	(76.1)	(33.4)	43.3

	$235.3	$305.4	$393.2

F–17

    Income taxes computed by applying statutory rates to income before income taxes are reconciled to the provision for income taxes set forth in the consolidated statements of earnings as follows:

	2000	1999	1998
Computed U.S. federal income taxes	$216.2	$222.5	$358.9
State income taxes, net of U.S. federal tax benefit	11.0	29.4	39.1
Nondeductible amortization of goodwill and other intangibles	18.1	21.5	20.1
Export and jobs tax credits	(19.2)	(12.2)	(7.5)
Permanent differences due to restructuring/impairment charges	—	57.3	—
Other	9.2	(13.1)	(17.4)

	$235.3	$305.4	$393.2

    Income taxes paid were $441.5 million, $344.5 million and $282.3 million in fiscal 2000, 1999 and 1998, respectively. The Internal Revenue Service has closed examinations of the company's tax returns through fiscal 1995. The IRS has proposed certain adjustments for later years, some of which are being contested by the company. The company believes that it has made adequate provisions for income taxes payable.

    The tax effect of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	2000		1999
	Assets	Liabilities	Assets	Liabilities
Depreciation and amortization	$—	$462.3	$—	$361.2
Nonpension postretirement benefits	157.9	—	171.1	—
Other noncurrent liabilities which will give rise to future tax deductions	185.7	—	194.2	—
Accrued expenses	141.4	—	76.5	—
Restructuring/Impairment and restructuring-related charges	304.7	—	150.6	—
Other	83.1	136.2	68.3	128.5

	$872.8	$598.5	$660.7	$489.7

15. COMMITMENTS

    The company leases certain facilities and transportation equipment under agreements that expire at various dates. Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases. Substantially all leases require payment of property taxes, insurance and maintenance costs in addition to rental payments.

    A summary of rent expense charged to operations follows:

	2000	1999	1998
Cancelable	$189.4	$154.8	$153.2
Noncancelable	97.5	117.9	115.1

	$286.9	$272.7	$268.3

F–18

    A summary of noncancelable operating lease commitments for fiscal years following May 28, 2000 is as follows:

	Type of Property
	Real and Other Property	Transportation Equipment
2001	$79.9	$14.7
2002	72.9	9.7
2003	57.4	4.4
2004	47.7	1.6
2005	36.6	1.5
Later years	84.4	1.8

	$378.9	$33.7

    The company had letters of credit, performance bonds and other commitments and guarantees outstanding at May 28, 2000 aggregating approximately $207.8 million.

16. CONTINGENCIES

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

17. DERIVATIVE FINANCIAL INSTRUMENTS

    The company uses interest rate swaps to manage its interest rate risk, as outlined in Note 7. In addition, the company's energy subsidiary uses derivative financial instruments in its trading activities in energy markets. At May 28, 2000, the company's energy subsidiary was party to natural gas price swaps with a notional value of $230.2 million. The swap agreements are settled in cash based on the difference between a fixed and floating (index-based) price for the underlying commodity. All swaps expire within twelve months, while most have a duration of no more than six months. At May 30, 1999, the notional value of these financial instruments was $265.9 million. All contracts are marked-to-
market, with gains and losses recorded in the consolidated statements of earnings, consistent with all trading business activity within the company.

    The company performs credit assessments on all counterparties and obtains additional guarantees of financial performance, if deemed necessary. The predominance of these trades are swaps, where the company pays or receives only the difference between the contract value and the market value. The

F–19

amount at risk is therefore limited to the gain on the swap. The company does not anticipate any material loss because of nonperformance by a counterparty.

    Certain of the company's operations use foreign exchange forwards to hedge fixed purchase and sales commitments denominated in a foreign currency. The fair value of these foreign exchange positions was not material.

18. PENSION AND POSTRETIREMENT BENEFITS

  Retirement Pension Plans

    The company and its subsidiaries have defined benefit retirement plans ("Plan") for eligible salaried and hourly employees. Benefits are based on years of credited service and average compensation or stated amounts for each year of service. The company funds these plans in accordance with the minimum and maximum limits established by law.

    Components of pension benefit costs and weighted average actuarial assumptions are:

	2000	1999	1998
Pension Benefit Cost
Service cost	$55.7	$48.5	$44.4
Interest cost	103.2	97.7	92.5
Expected return on plan assets	(114.6)	(101.4)	(92.4)
Amortization of prior service costs	4.3	3.8	4.4
Amortization of transition obligation	(2.7)	(2.7)	(2.7)
Recognized net actuarial loss	3.4	1.9	2.3
Curtailment (gain) loss and special benefits	3.3	—	(.1)

Pension benefit cost—Company plans	52.6	47.8	48.4
Pension benefit cost—Multi-employer plans	9.4	9.1	9.5

Total pension benefit cost	$62.0	$56.9	$57.9

Actuarial Assumptions
Discount rate	6.75%	7.25%	7.50%
Long-term rate of return on plan assets	9.25	8.75	9.25
Long-term rate of compensation increase	5.50	5.50	5.50

F–20

    The change in projected benefit obligation, change in plan assets and funded status of the plans at February 29, 2000 and February 28, 1999 were:

	2000	1999
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$1,561.2	$1,376.3
Service cost	55.7	48.5
Interest cost	103.2	97.7
Plan participants' contributions	0.1	0.1
Amendments	3.2	4.3
Actuarial loss (gain)	(156.4)	110.6
Curtailment / Settlement loss	2.4	—
Other	0.5	1.4
Benefits paid	(80.7)	(77.7)

Projected benefit obligation at end of year	1,489.2	1,561.2

	2000	1999
Change in Plan Assets
Fair value of plan assets at beginning of year	1,535.8	1,504.6
Actual return on plan assets	189.2	103.8
Employer contributions	16.9	13.9
Plan participants' contributions	0.1	0.1
Investment and administrative expenses	(9.4)	(10.7)
Other	0.2	1.8
Benefits paid	(80.7)	(77.7)

Fair value of plan assets at end of year	1,652.1	1,535.8

Funded Status	162.9	(25.4)
Unrecognized actuarial gain	(355.3)	(135.3)
Unrecognized prior service cost	22.9	27.4
Unrecognized transition amount	(6.6)	(9.3)

Accrued benefit cost	$(176.1)	$(142.6)

Actuarial Assumptions
Discount rate	7.50%	6.75%
Long-term rate of compensation increase	5.50	5.50

    The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets at February 29, 2000 and February 28, 1999 were:

	2000	1999
Projected benefit obligation	$192.9	$229.6
Accumulated benefit obligation	182.7	215.7
Fair value of plan assets	116.8	143.2

    Plan assets are primarily invested in equity securities, corporate and government debt securities and common trust funds. Included in plan assets are 5.1 million shares of the company's common stock at a fair market value of $83.2 million and $152.7 million at February 29, 2000 and February 28, 1999, respectively.

F–21

    Certain employees of the company are covered under defined contribution plans. The expense related to these plans was $31.1 million, $29.7 million and $29.0 million in fiscal 2000, 1999 and 1998, respectively.

  Postretirement Benefits

    The company's postretirement plans provide certain medical and dental benefits to qualifying U.S. employees.

    Components of postretirement benefit costs and weighted average actuarial assumptions are:

	2000	1999	1998
Postretirement Benefit Cost
Service cost	$2.8	$2.8	$2.7
Interest cost	22.1	24.7	25.1
Expected return on plan assets	(0.5)	(0.6)	(0.7)
Amortization of prior service cost	(2.1)	(0.1)	(0.1)
Amortization of transition obligation	0.1	0.1	0.1
Recognized net actuarial (gain) loss	(3.8)	(3.0)	(3.7)
Curtailment (gain) loss	(9.3)	—	0.1

	$9.3	$23.9	$23.5

Actuarial Assumptions
Discount rate	6.75%	7.25%	7.50%
Long-term rate of return on plan assets	13.70	13.70	13.70

F–22

    The change in accumulated benefit obligation, change in plan assets and funded status of the plans at February 29, 2000 and February 28, 1999 were:

	2000	1999
Change in Accumulated Benefit Obligation
Accumulated benefit obligation at beginning of year	$350.7	$351.5
Service cost	2.8	2.8
Interest cost	22.1	24.7
Plan participants' contributions	2.1	2.6
Actuarial (gain) loss	(15.7)	(5.5)
Acquisition	—	5.6
Benefits paid	(35.5)	(31.0)
Plan amendments	(11.2)	—

Accumulated benefit obligation at end of year	315.3	350.7

Change in Plan Assets
Fair value of plan assets at beginning of year	5.3	5.5
Actual return on plan assets	0.7	0.7
Employer contributions	32.5	27.5
Plan participants' contributions	2.1	2.6
Benefits paid	(35.5)	(31.0)

Fair value of plan assets at end of year	5.1	5.3

Funded Status	(310.2)	(345.4)
Unrecognized net gain	(104.6)	(92.5)
Unrecognized transition amount	0.6	0.7
Unrecognized prior service cost	(1.2)	(1.4)

Accrued benefit cost	$(415.4)	$(438.6)

Actuarial Assumptions
Discount rate	7.50%	6.75%

    Benefit costs were generally estimated assuming retiree health care costs would increase at a 5.5% annual rate.

    A one percentage point change in assumed health care cost rates would have the following effect:

	One Percent Increase	One Percent Decrease
Total service and interest cost components	$2.7	$(2.3)
Postretirement benefit obligation	26.2	(22.7)

    The company generally intends to fund claims as reported.

F–23

19. BUSINESS SEGMENTS AND RELATED INFORMATION

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

    Intersegment sales have been recorded at amounts approximating market. Operating profit for each segment is based on net sales less all identifiable operating expenses and includes the related equity in earnings of companies included on the basis of the equity method of accounting. General corporate expense, goodwill amortization, interest expense and income taxes have been excluded from segment operations. All assets other than cash and those assets related to the corporate office have been identified with the segments to which they relate.

	2000	1999	1998
Sales to unaffiliated customers
Packaged Foods	$7,610.9	$7,395.3	$7,192.5
Refrigerated Foods	12,880.8	11,881.7	11,713.8
Agricultural Products	5,042.9	5,567.4	5,638.3

Total	$25,534.6	$24,844.4	$24,544.6

Intersegment sales
Packaged Foods	$48.6	$38.2	$34.1
Refrigerated Foods	341.4	213.1	193.4
Agricultural Products	272.9	288.0	220.0

	662.9	539.3	447.5
Intersegment elimination	(662.9)	(539.3)	(447.5)

Total	$—	$—	$—

Net sales
Packaged Foods	$7,659.5	$7,433.5	$7,226.6
Refrigerated Foods	13,222.2	12,094.8	11,907.2
Agricultural Products	5,315.8	5,855.4	5,858.3
Intersegment elimination	(662.9)	(539.3)	(447.5)

Total	$25,534.6	$24,844.4	$24,544.6

Operating profit (Note a)
Packaged Foods	$777.4	$940.2	$968.3
Refrigerated Foods	322.9	10.6	230.1
Agricultural Products	138.7	267.8	359.0

Total operating profit	1,239.0	1,218.6	1,557.4
Interest expense	303.8	316.6	300.7
General corporate expenses	254.2	197.0	163.4
Goodwill amortization	63.4	69.4	67.8

Income before income taxes and cumulative effect of changes in accounting	$617.6	$635.6	$1,025.5

F–24

Identifiable assets
Packaged Foods	$4,621.2	$4,758.9	$4,327.5
Refrigerated Foods	3,665.7	3,407.3	3,830.3
Agricultural Products	3,152.3	3,515.7	3,222.1
Corporate	757.4	399.6	401.6

Total	$12,196.6	$12,081.5	$11,781.5

Additions to property, plant and equipment—including businesses acquired
Packaged Foods	$227.2	$375.4	$263.2
Refrigerated Foods	459.6	226.0	206.9
Agricultural Products	81.8	136.1	124.1
Corporate	59.9	25.7	8.6

Total	$828.5	$763.2	$602.8

Depreciation and amortization
Packaged Foods	$263.0	$241.1	$221.6
Refrigerated Foods	184.7	193.7	175.9
Agricultural Products	73.3	63.2	56.8
Corporate	15.5	1.8	2.5

Total	$536.5	$499.8	$456.8

Note a: Fiscal 2000 includes before-tax restructuring and restructuring-related charges of $621.4 million (Note 3). These charges were included in operating profit as follows: $309.5 million in Packaged Foods, $168.0 million in Refrigerated Foods, and $143.9 million in Agricultural Products. Fiscal 1999 includes before-tax restructuring charges of $440.8 million (Note 3). The fiscal 1999 charges were included in operating profit as follows: $39.0 million in Packaged Foods; $358.6 million in Refrigerated Foods; and $43.2 million in Agricultural Products.

    The operations of the company are principally in the United States. Operations outside the United States are worldwide with no single foreign country or geographic region being significant to the consolidated operations. Foreign net sales were $3.6 billion in each of the following fiscal years 2000, 1999 and 1998. Net sales are attributed to countries based on location of customer. The company's long-lived assets located outside of the United States are not significant.

20. SUBSEQUENT EVENT

    On June 22, 2000, the Company signed a definitive agreement to acquire International Home Foods. The definitive agreement provides that International Home Foods' shareholders will receive a targeted value of $22 per share, $11 of which will be paid in cash and the balance will be paid in ConAgra stock. The stock portion of the consideration is subject to adjustment based on the trading price of ConAgra stock prior to the closing of the transaction. The transaction is valued at approximately $2.9 billion, consisting of the consideration above and the assumption of $1.3 billion of debt. The acquisition is subject to customary closing conditions, including approval by International Home Foods' shareholders and regulatory authorities.

F–25

21.  QUARTERLY RESULTS (Unaudited)

    Subsequent to the issuance of the Company's 2000 consolidated financial statements and the filing of its 2000 Annual Report on Form 10-K with the Securities and Exchange Commission ("SEC"), the Company's management determined that accounting and conduct matters at its United Agri Products, Inc. subsidiary principally related to revenue recognition for deferred delivery sales and vendor rebates, advance vendor rebates, and bad debt reserves would require restatement of such financial statements. As a result, the quarterly results for Fiscal 2000 and 1999 have been restated. See Note 22.

	Net Sales	Net Sales	Gross Profit	Gross Profit	Net Income (Loss)	Net Income (Loss)
	As Previously Reported*	As Restated	As Previously Reported*	As Restated	As Previously Reported	As Restated
2000
First	$6,679.7	$6,795.0	$790.8	$836.0	$101.8	$130.4
Second	6,665.8	6,713.8	937.1	911.8	187.3	171.3
Third	5,875.9	5,876.0	820.2	790.2	143.4	124.4
Fourth	6,473.9	6,149.8	845.0	813.7	(19.5)	(43.8)

Year	$25,695.3	$25,534.6	$3,393.1	$3,351.7	$413.0	$382.3

1999
First	$6,574.4	$6,629.7	$761.6	$817.1	$109.3	$142.8
Second	6,488.2	6,511.9	918.8	905.0	219.0	210.7
Third	5,786.2	5,786.1	832.9	780.1	171.4	139.5
Fourth	6,079.9	5,916.7	809.2	801.7	(141.3)	(162.8)

Year	$24,928.7	$24,844.4	$3,322.5	$3,303.9	$358.4	$330.2

*
The "As Previously Reported" amounts in the above table reflect certain reclassifications, which have been made to the amounts previously reported in the Company's fiscal 2000 Annual Report on Form 10-K, to conform with recently issued accounting literature. The principal effects of these include reclassification of shipping and handling costs from a reduction in net sales to cost of goods sold and reclassification of consumer sales incentives costs from selling, general and administrative expenses to a reduction of net sales. The effects of the reclassifications for the first, second, third and fourth quarter of fiscal 2000 were to increase net sales by $86.1 million, $62.9 million, $78.1 million and $82.4 million, respectively, and decrease gross profit by $185.3 million, $204.4 million, $197.4 million and $199.5 million, respectively. The effects of the reclassifications for the first, second, third and fourth quarter of fiscal 1999 were to increase net sales by $91.0 million, $83.8 million, $92.9 million and $66.7 million, respectively, and decrease gross profit by $155.9 million, $187.1 million, $174.2 million and $198.4 million, respectively. These reclassifications had no impact on previously reported income before income taxes, net income or income per share amounts.

F–26

	Income (Loss) Per Share				Income (Loss) Per Share
									Stock Market Price
											Dividends Declared Per Share
	Basic		Diluted		Basic		Diluted		High	Low
	As Previously Reported				As Restated
2000
First	$.22	(1)	$.21	(1)	$.28	(1)	$.27	(1)	$28.13	$24.06	$.17850
Second	.39	(2)	.39	(2)	.36	(2)	.36	(2)	26.50	21.50	.20350
Third	.30	(3)	.30	(3)	.26	(3)	.26	(3)	24.63	15.88	.20350
Fourth	(.04	)(4)	(.04	)(4)	(.09	)(4)	(.09	)(4)	23.25	15.06	.20350

Year	$.87	(5)	$.86	(5)	$.80	(5)	$.80	(5)	$28.13	$15.06	$.78900

1999
First	$.23		$.23		$.31		$.30		$33.25	$22.56	$.15625
Second	.47		.46		.45		.44		32.44	24.63	.17850
Third	.36		.36		.30		.29		34.38	29.25	.17850
Fourth	(.30	)(6)	(.30	)(6)	(.35	)(6)	(.35	)(6)	31.25	23.13	.17850

Year	$.76	(6)	$.75	(6)	$.70	(6)	$.69	(6)	$34.38	$22.56	$.69175

(1)
Includes after-tax restructuring and related charges of $29.2 million, or $.06 for both basic and diluted earnings per share (Note 3).

(2)
Includes after-tax restructuring and related charges of $64.7 million, or $.14 for both basic and diluted earnings per share (Note 3).

(3)
Includes after-tax restructuring and related charges of $52.5 million, or $.11 for both basic and diluted earnings per share (Note 3).

(4)
Includes after-tax restructuring and related charges of $238.9 million, or $.50 for both basic and diluted earnings per share (Note 3).

(5)
Includes after-tax restructuring and related charges of $385.3 million, or $.81 for both basic and diluted earnings per share (Note 3).

(6)
Includes after-tax restructuring charges of $337.9 million, or $.72 and $.71 for basic and diluted earnings per share, respectively (Note 3).

F–27

22.  RESTATEMENT AND RECLASSIFICATIONS

    Subsequent to the issuance of the Company's 2000 consolidated financial statements and the filing of its 2000 Annual Report on Form 10-K with the SEC, the Company's management determined that accounting and conduct matters at its United Agri Products, Inc. subsidiary ("UAP"), principally related to revenue recognition for deferred delivery sales and vendor rebates, advance vendor rebates, and bad debt reserves would require restatement of such financial statements. The restatement also corrects an error relating to consolidation of intracompany profits on sales within UAP during fiscal 1998. As a result, the 1998, 1999 and 2000 consolidated financial statements and related disclosures have been restated to reflect the following changes:

    Revenue Recognition for Deferred Delivery Sales and Vendor Rebates—Certain UAP deferred delivery transactions that were determined not to comply with accounting requirements for revenue recognition have been recorded in the period in which the products were delivered to the customers. In addition, instances of fictitious UAP deferred delivery transactions have been reversed. As a result of the above, associated vendor rebates have been adjusted. Furthermore, the Company has adopted a consistent quarterly estimating process for the recognition of UAP vendor rebates.

    Advance Vendor Rebates—Certain UAP vendor rebates had been previously recognized in income in the fiscal year in which they were received, rather than in the fiscal year in which they were earned.

    Accruals for Bad Debt Reserves—Certain UAP bad debt reserves had not been recorded at the time the customer accounts were determined to be uncollectible.

    The effect of the restatement is shown in the table below:

	2000	1999	1998
Net income as previously reported	$413.0	$358.4	$627.0
Impact of restatement for:
Deferred delivery sales and vendor rebates	(18.7)	(4.0)	(4.8)
Advance vendor rebates	(7.6)	(7.3)	—
Bad debt reserves	(4.4)	(16.9)	(3.0)
Intracompany sales	—	—	(1.7)

Net income as restated	$382.3	$330.2	$617.5

F–28

    The principal effects of these items on the accompanying financial statements are set forth below:

	2000	2000	1999	1999	1998	1998
	As Previously Reported*	As Restated	As Previously Reported*	As Restated	As Previously Reported*	As Restated
Net sales	$25,695.3	$25,534.6	$24,928.7	$24,844.4	$24,586.1	$24,544.6
Cost of goods sold	22,302.2	22,182.9	21,606.2	21,540.5	21,382.5	21,351.6
Selling, general and administrative expenses	2,101.4	2,108.1	1,882.8	1,910.9	1,861.9	1,866.8
Total costs and expenses	25,029.2	24,917.0	24,246.4	24,208.8	23,545.1	23,519.1
Income before income taxes and cumulative effect of change in accounting	666.1	617.6	682.3	635.6	1,041.0	1,025.5
Income taxes	253.1	235.3	323.9	305.4	399.2	393.2
Net income	$413.0	$382.3	$358.4	$330.2	$627.0	$617.5
Comprehensive income	$375.8	$345.1	$360.1	$331.9	$591.1	$581.6
Net income per share—basic	$.87	$.80	$.76	$.70	$1.35	$1.33
Net income per share—diluted	$.86	$.80	$.75	$.69	$1.32	$1.30
Fiscal 2000 and 1999 include charges associated with the Company's restructuring plan.
	As of May 28, 2000		As of May 30, 1999
	As Previously Reported	As Restated	As Previously Reported	As Restated
Receivables	$1,605.5	$1,241.5	$1,645.7	$1,449.4
Inventories	3,788.4	4,056.0	3,647.9	3,782.5
Total assets	12,293.0	12,196.6	12,143.2	12,081.5
Retained earnings	1,420.7	1,345.3	1,369.8	1,325.1
Total common stockholders' equity	2,964.0	2,888.7	2,908.8	2,864.1

The Company has restated the May 25, 1997 retained earnings by a reduction of $7.0 million to reflect the net income effect of the adjustment for fiscal 1997 of: (1) deferred delivery transactions and vendor rebates; and (2) intracompany profit on sales within United Agri Products, Inc.

*
The "As Previously Reported" amounts reflect certain reclassifications, which have been made to the amounts previously reported in the Company's fiscal 2000 Annual Report on Form 10-K, to conform to recently issued accounting literature. The principal effects of these include reclassification of shipping and handling costs from a reduction in net sales to cost of goods sold and reclassification of consumer sales incentives costs from selling, general and administrative expenses to a reduction of net sales. The effects of the reclassifications for fiscal 2000 were to increase net sales by $309.5 million, increase cost of goods sold by $1,096.3, and decrease selling, general and administrative expenses by $786.8. In fiscal 1999, the effects of the reclassifications were to increase net sales by $334.4 million, increase cost of goods sold by $1,050.0 million, and decrease selling, general and administrative expenses by $715.6 million. In fiscal 1998, the effects of the reclassifications were to increase net sales by $366.6 million, increase cost of goods sold by $973.5 million, and decrease selling, general and administrative expenses by $606.9 million. These reclassifications had no impact on previously reported income before income taxes, net income or income per share amounts.

F–29

Schedule II

CONAGRA, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts (as restated)

For the Fiscal Years ended May 28, 2000, May 30, 1999 and May 31, 1998

(in millions)

		Additions
Description	Balance at Beginning of Period	Charged to Income	Other		Deductions from Reserves		Balance at Close of Period
Year ended May 28, 2000 (as restated, see Note 22):
Allowance for doubtful receivables	$60.0	51.4	.4	(2)	49.0	(1)	$62.8
Year ended May 30, 1999 (as restated, see Note 22):
Allowance for doubtful receivables	$68.2	57.9	.2	(2)	66.3	(1)	$60.0
Year ended May 31, 1998 (as restated, see Note 22):
Allowance for doubtful receivables	$67.9	34.1	.4	(2)	34.2	(1)	$68.2

(1)
Bad debts charged off, less recoveries.

(2)
Primarily reserve accounts of acquired businesses less reserve accounts of divested businesses and foreign currency translation adjustments.

F–30

EXHIBIT INDEX

Number	Description	Page No.
3.1	ConAgra's Certificate of Incorporation, as amended, incorporated herein by reference to ConAgra's annual report on Form 10-K for the fiscal year ended May 26, 1996
3.2	ConAgra's Bylaws, as amended, incorporated herein by reference to ConAgra's quarterly report on Form 10-Q for the quarter ended February 28, 1999
4.1	Rights Agreement dated as of July 12, 1996, incorporated herein by reference to ConAgra's current report on Form 8-K dated July 12, 1996
4.2	Certificate of Adjustment dated October 1, 1997 to Rights Agreement, incorporated herein by reference to ConAgra's quarterly report on Form 10-Q for the quarter ended August 24, 1997
4.3	Amendment to Rights Agreement dated as of July 10, 1998, incorporated herein by reference to Exhibit 4.3 of ConAgra's annual report on Form 10-K for the fiscal year ended May 31, 1998
4.4
Form of documents establishing Series A, Series B and Series C Preferred Securities of ConAgra Capital, L.L.C., incorporated herein by reference to Exhibit 4.8 and Exhibit 4.14 of ConAgra's registration on Form S-3 (033-56973)
10.1
ConAgra's Amended and Restated Long-Term Senior Management Incentive Plan, Amendment thereto, and Operational Document, and Amendment thereto, incorporated herein by reference to Exhibit 10.1 of ConAgra's annual report on Form 10-K for the fiscal year ended May 25, 1997
10.2
Second Amendment to ConAgra's Long-Term Senior Management Incentive Plan Operational Document incorporated herein by reference to Exhibit 10.2 of ConAgra's annual report on Form 10-K for the fiscal year ended May 28, 2000
10.3	Form of Employment Agreement between ConAgra and its executive officers, incorporated herein by reference to Exhibit 10.3 of ConAgra's annual report on Form 10-K for the fiscal year ended May 31, 1998
10.4	ConAgra's Employee Flexible Bonus Payment Plan, incorporated herein by reference to Exhibit 10.4 of ConAgra's annual report on Form 10-K for the fiscal year ended May 25, 1997
10.5	ConAgra's 1985 Stock Option Plan, with amendments thereto incorporated herein by reference to Exhibit 10.5 of ConAgra's annual report on Form 10-K for the fiscal year ended May 25, 1997
10.6	ConAgra Non-Qualified CRISP Plan, incorporated herein by reference to Exhibit 10.6 of ConAgra's annual report on Form 10-K for the fiscal year ended May 30, 1999
10.7	ConAgra Non-Qualified Pension Plan, and First Amendment thereto, incorporated herein by reference to Exhibit 10.7 of ConAgra's annual report on Form 10-K for the fiscal year ended May 30, 1999
10.8	ConAgra Supplemental Pension and CRISP Plan for Change of Control, incorporated herein by reference to Exhibit 10.8 of ConAgra's annual report on Form 10-K for the fiscal year ended May 30, 1999

10.9	ConAgra Incentives and Deferred Compensation Change of Control Plan, incorporated herein by reference to Exhibit 10.9 of ConAgra's annual report on Form 10-K for the fiscal year ended May 30, 1999
10.10	ConAgra 1990 Stock Plan, and amendments thereto incorporated herein by reference to Exhibit 10.10 of ConAgra's annual report on Form 10-K for the fiscal year ended May 28, 2000
10.11	ConAgra 1995 Stock Plan incorporated herein by reference to Exhibit 10.11 of ConAgra's annual report on Form 10-K for the fiscal year ended May 28, 2000
10.12
ConAgra Directors' Unfunded Deferred Compensation Plan, with amendments thereto incorporated herein by reference to Exhibit 10.12 of ConAgra's annual report on Form 10-K for the fiscal year ended May 28, 2000
10.13
ConAgra Employee Equity Fund Trust Agreement, with Stock Purchase Agreement and Revolving Promissory Note executed in connection therewith, incorporated herein by reference to Exhibit 10.14 of ConAgra's annual report on Form 10-K for the fiscal year ended May 25, 1997
10.14	Employment Contract between ConAgra and Bruce C. Rohde, incorporated herein by reference to Exhibit 10.1 of ConAgra's quarterly report on Form 10-Q for the quarter ended February 23, 1997
10.15
Amendment dated February 16, 1998 to Bruce C. Rohde Employment Contract, incorporated herein by reference to Exhibit 10.19 of ConAgra's annual report on Form 10-K for the fiscal year ended May 31, 1998
10.16	C. M. Harper Deferred Compensation Agreement dated March 15, 1976, incorporated herein by reference to Exhibit 10.20 of ConAgra's annual report on Form 10-K for the fiscal year ended May 31, 1998
10.17	ConAgra Executive Incentive Plan incorporated herein by reference to Exhibit 10.21 of ConAgra's annual report on Form 10-K for the fiscal year ended May 30, 1999
12	Statement regarding computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends	33
21	Subsidiaries of ConAgra incorporated herein by reference to Exhibit 21 of ConAgra's annual report on Form 10-K for the fiscal year ended May 28, 2000
23	Consent of Deloitte & Touche LLP	34
24	Powers of Attorney	35
27	Financial Data Schedule

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

QuickLinks

Introductory Note
PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED)
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX