Form 10-Q/A
period 2000-08-27
CONAGRA FOODS INC /DE/
filed 2001-06-22
CIK 23217

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 27, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 1-7275

CONAGRA FOODS, INC.
(Exact name of registrant, as specified in charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-0248710 (I.R.S. Employer Identification No.)
One ConAgra Drive, Omaha, Nebraska (Address of Principal Executive Offices)	68102-5001 (Zip Code)

(402) 595-4000
(Registrant's telephone number, including area code)

CONAGRA, INC.
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

Part I—Financial Information
Item 1. Condensed Consolidated Financial Statements
ConAgra Foods, Inc. and Subsidiaries

    Introductory Note

    The purpose of this Form 10-Q/A is to restate quarterly condensed consolidated financial statements for the thirteen weeks ended August 27, 2000 and August 29, 1999 for ConAgra Foods, Inc. ("ConAgra" or the "Company"). The Company issued a press release on May 23, 2001, which it filed as an exhibit to a Form 8-K dated the same date, relating to its intention to restate certain of its financial statements. The Company's Form 8-K dated May 23, 2001 has background information on the restatements. The Company has filed a Form 10-K/A for its fiscal year ended May 28, 2000 which includes restated financial statements for the years covered by that report. In addition, this Form 10-Q/A has also been restated for the changes in accounting policy described below.

    The matters relating to the Company's United Agri Products, Inc. subsidiary ("UAP") referenced in the restated Form 10-K/A have a financial statement impact for the periods covered by this 10-Q/A associated with revenue recognition for deferred delivery sales and vendor rebates as follows:

    Deferred Delivery Sales and Vendor Rebates—For the thirteen weeks ended August 29, 1999, increase revenue by $115 million, increase expenses by $70 million and increase income before income taxes by $45 million. For the thirteen weeks ended August 27, 2000, increase revenue by $227 million, increase expenses by $198 million and increase income before income taxes by $29 million.

    The principal effect of this change on the accompanying condensed consolidated financial statements is presented in Note 9 to the Company's condensed consolidated financial statements. Certain reclassifications have been made to amounts previously reported in the Company's Form 10-Q for the quarter ended August 27, 2000 to conform with recently issued accounting literature. See Note 9.

    In the fourth quarter of fiscal 2001, in connection with the Company's assessment of the guidance in Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, and its consideration of recent FASB Emerging Issues Task Force (EITF) issues, the Company changed its methods of accounting for revenue recognition relating to the shipping terms for certain of its product sales, recognition of sales incentives granted to retailers and recognition of consumer sales incentives as discussed in Note 8 to the Company's condensed consolidated financial statements.

    For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the Company has amended and restated in its entirety each item of the Company's Form 10-Q for the quarterly period ended August 27, 2000, which has been affected by the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update those disclosures in any way, except as required to reflect the effects of this restatement and the cumulative effects of changes in accounting adopted in the fourth quarter of fiscal 2001.

    This Form 10-Q/A report contains certain forward-looking statements, including such statements in the documents incorporated herein by reference, within the meaning of the Private Securities Litigation Reform Act of 1995. The statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Future economic circumstances, industry conditions, Company performance and financial results, availability and prices of raw materials, product pricing, competitive environment and related market conditions, operating efficiencies, access to capital, actions of governments and regulatory factors affecting the Company's businesses are examples of factors, among others, that could cause results to differ materially from those described in the forward-looking statements.

Part I—Financial Information
Item 1. Condensed Consolidated Financial Statements
ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions except per share amounts)
(unaudited)

	Thirteen weeks ended
	August 27, 2000	August 29, 1999
	(As restated, see Note 9)
Net sales	$7,076.7	$6,795.0
Costs and expenses
Cost of goods sold(1)	6,198.0	5,959.0
Selling, general and administrative expenses(1)	539.7	546.6
Interest expense	74.9	76.4
Restructuring/Impairment charges	—	3.5

	6,812.6	6,585.5

Income before income taxes and cumulative effect of changes in accounting	264.1	209.5
Income taxes	100.0	79.1

Income before cumulative effect of changes in accounting	164.1	130.4
Cumulative effect of changes in accounting	(43.9)	—

Net income	$120.2	$130.4

Income per share—basic
Income before cumulative effect of changes in accounting	$.34	$.28
Cumulative effect of changes in accounting	(.09)	—

Net Income	$.25	$.28

Income per share—diluted
Income before cumulative effect of changes in accounting	$.34	$.27
Cumulative effect of changes in accounting	(.09)	—

Net Income	$.25	$.27

(1)
For the thirteen weeks ended August 29, 1999, other restructuring-related items include accelerated depreciation of $31.0 million and inventory markdowns of $8.6 million included in cost of goods sold, and $4.0 million of accelerated depreciation included in selling, general and administrative expenses.

    See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Thirteen weeks ended
	August 27, 2000	August 29, 1999
	(As restated, see Note 9)
Net income	$120.2	$130.4
Other comprehensive income (loss):
Currency translation adjustment	8.6	(6.5)

Comprehensive income	$128.8	$123.9

    See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in millions except per share amounts)
(unaudited)

	August 27, 2000	May 28, 2000	August 29, 1999
	(As restated, see Note 9)
ASSETS
Current assets
Cash and cash equivalents	$82.0	$157.6	$10.7
Receivables, less allowance for doubtful accounts of $73.2, $62.8 and $78.7	2,302.6	1,241.5	2,564.5
Inventories	4,704.3	4,056.0	4,058.2
Prepaid expenses	442.6	404.8	320.3

Total current assets	7,531.5	5,859.9	6,953.7

Property, plant and equipment	6,828.5	6,441.8	6,389.1
Less accumulated depreciation	(2,950.2)	(2,857.8)	(2,783.7)

Property, plant and equipment, net	3,878.3	3,584.0	3,605.4

Brands, trademarks and goodwill, net	4,607.0	2,366.0	2,396.0
Other assets	412.9	386.7	404.1

	$16,429.7	$12,196.6	$13,359.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable	$3,536.6	$1,255.5	$3,418.2
Current installments of long-term debt	20.6	20.6	19.9
Accounts payable	2,063.7	2,042.5	1,635.2
Advances on sales	172.7	912.7	137.3
Other accrued liabilities	1,405.8	1,234.1	1,339.6

Total current liabilities	7,199.4	5,465.4	6,550.2

Senior long-term debt, excluding current installments	3,399.3	1,816.8	1,810.1
Other noncurrent liabilities	770.3	750.7	791.4
Subordinated debt	750.0	750.0	750.0
Preferred securities of subsidiary company	525.0	525.0	525.0
Commitments and contingencies	—	—	—
Common stockholders' equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 565,202,119, 524,137,617 and 523,852,872	2,826.0	2,620.7	2,619.2
Additional paid-in capital	729.1	147.5	175.0
Retained earnings	1,368.4	1,345.3	1,381.1
Foreign currency translation adjustment	(94.5)	(103.1)	(72.4)
Less treaasury stock, at cost, common shares 32,066,747, 31,925,505 and 31,645,189	(764.1)	(760.2)	(754.3)

	4,064.9	3,250.2	3,348.6
Less unearned restricted stock and value of 14,158,601, 15,246,068 and 16,379,449 common shares held in Employee Equity Fund	(279.2)	(361.5)	(416.1)

Total common stockholders' equity	3,785.7	2,888.7	2,932.5

	$16,429.7	$12,196.6	$13,359.2

    See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Thirteen weeks ended
	August 27, 2000	August 29, 1999
	(As restated, see Note 9)
Cash flows from operating activities:
Net income	$120.2	$130.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	117.1	114.4
Goodwill amortization	16.3	16.1
Restructuring/Impairment and other restructuring-related charges (includes accelerated depreciation)	—	47.1
Cumulative effect of changes in accounting	43.9	—
Other noncash items (includes nonpension postretirement benefits)	32.0	32.6
Change in assets and liabilities before effects of business acquisitions	(2,195.5)	(2,775.9)

Net cash flows from operating activities	(1,866.0)	(2,435.3)

Cash flows from investing activities:
Additions to property, plant and equipment	(112.4)	(111.6)
Payments for business acquisitions	(908.4)	—
Sale of businesses and property, plant and equipment	50.1	6.1
Notes receivable and other items	(15.0)	8.5

Net cash flows from investing activities	(985.7)	(97.0)

Cash flows from financing activities:
Net short-term borrowings	2,402.1	2,550.9
Proceeds from issuance of long-term debt	1,197.8	17.2
Repayment of long-term debt	(.9)	(5.9)
Repayment of acquired company's debt	(729.3)	—
Cash dividends paid	(100.4)	(87.9)
Other items	6.8	5.9

Net cash flows from financing activities	2,776.1	2,480.2

Net change in cash and cash equivalents	(75.6)	(52.1)
Cash and cash equivalents at beginning of period	157.6	62.8

Cash and cash equivalents at end of period	$82.0	$10.7

    See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 27, 2000
(columnar dollars in mollions except per share amounts)

1. Accounting Policies

    The unaudited interim financial information included herein reflects normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the ConAgra Foods, Inc. (the "Company") fiscal 2000 annual report on Form 10-K/A.

    The results of operations for any interim period are not necessarily indicative of the results to be expected for other interim periods or the full year.

    Certain prior year amounts have been reclassified in order to conform with current year classifications.

    Changes in Accounting Policy—In the fourth quarter of fiscal 2001, in connection with the Company's assessment of the guidance in Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, and its consideration of recent FASB Emerging Issues Task Force (EITF) issues, the Company changed its methods of accounting for revenue recognition relating to the shipping terms for certain of its product sales, recognition of sales incentives granted to retailers and recognition of consumer sales incentives.

    The Company's method of accounting for revenue recognition, relating to the shipping terms for certain of its product sales, was changed from recognition when title to finished product passes upon shipment to customers, to recognition of revenue for these sales when title and risk of loss are transferred to customers upon delivery. Previously, the Company had recognized revenue in accordance with its interpretation of Statement of Financial Accounting Concepts No. 5, Revenue and Recognition in Measurement in Financial Statements of Business Enterprises.

    As indicated in Note 9, deferred delivery transactions at the Company's subsidiary, United Agri Products, Inc. ("UAP"), were determined not to comply with accounting requirements for revenue recognition and have been recorded in the period in which transfer of title and risk of loss occur and goods are delivered to the customer.

    The Company's method of accounting for sales incentives provided to retailers was changed from recognition of expense over the period of expected future benefit to recognition of the costs at the later of the date the related sale is recorded or the sales incentive is offered to the retailer.

    The Company's method of accounting for coupons and related consumer sales incentives was changed from recognition of expense over the expected redemption period of the sales incentive to recognition of the costs as a reduction in net sales at the later of the date the related sale is recorded or the sales incentive is offered. The effect of the changes in accounting for revenue recognition, recognition of sales incentives granted to retailers and recognition of consumer sales incentives is described in Note 8.

    In accordance with the guidance provided in EITF 00-25, Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products, beginning in the first quarter of fiscal 2002, the Company will classify the costs associated with sales incentives provided to retailers as a reduction in net sales. These costs are currently included in selling, general and administrative expenses. This reclassification will have no impact on reported income before income taxes and cumulative effect of changes in accounting, net income, or income per share amounts.

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

    The Company's unaudited pro forma results of operations for the thirteen weeks ended August 27, 2000 and August 29, 1999, assuming the acquisition of IHF occurred as of the beginning of the periods presented are as follows:

	Thirteen weeks ended
	August 27, 2000	August 29, 1999
Net sales	$7,514.8	$7,223.6
Net income	131.0	138.5
Income per share—diluted	.25	.27

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

    Included in the Company's first quarter of fiscal 2000 are restructuring plan charges of $47.1 million, as follows:

	Packaged Foods	Refrigerated Foods	Agricultural Products	Total
Accelerated depreciation	$27.4	$7.6	$—	$35.0
Inventory markdowns	—	.1	8.5	8.6
Restructuring/Impairment	1.4	.4	1.7	3.5

Total	$28.8	$8.1	$10.2	$47.1

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

    Approximately 8,450 employees received notification of their termination as a result of the restructuring plan, primarily in manufacturing and operating facilities. In addition, other exit costs (consisting of lease termination and other contractual termination costs) occurred as a result of the restructuring plan. Such activity is as follows:

	Severance
			Other Exit Costs
	Amount	Headcount
Fiscal 1999 activity:
Charges to income	$45.1	3,160	$7.3
Utilized	(6.1)	(260)	—

Balance, May 30, 1999	39.0	2,900	7.3
Fiscal 2000 activity:
Charges to income	57.8	5,290	50.9
Utilized	(44.3)	(4,990)	(21.5)

Balance, May 28, 2000	52.5	3,200	36.7
Fiscal 2001 activity:
Utilized	(10.8)	(1,300)	(13.6)

Balance, August 27, 2000	$41.7	1,900	$23.1

4. Income per share

    The following table reconciles the income and average share amounts used to compute both basic and diluted income per share:

	Thirteen weeks ended
	August 27, 2000	August 29, 1999
Net income	$120.2	$130.4

Income per share—basic
Weighted average shares outstanding—basic	478.7	473.1

Income per share—diluted
Weighted average shares outstanding—basic	478.7	473.1
Add shares contingently issuable upon exercise of stock options	1.9	4.6

Weighted average shares outstanding—diluted	480.6	477.7

5.  Inventories

    The major classes of inventories are as follows:

	August 27, 2000	May 28, 2000	August 29, 1999
Hedged commodities	$1,133.8	$1,305.7	$1,108.0
Food products and livestock	1,752.4	1,350.7	1,345.9
Agricultural chemicals, fertilizer and feed	1,255.4	940.6	969.0
Other, principally ingredients and supplies	562.7	459.0	635.3

	$4,704.3	$4,056.0	$4,058.2

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

	Thirteen Weeks ended
	August 27, 2000	August 29, 1999
Sales to unaffiliated customers
Packaged Foods	$1,688.7	$1,710.7
Refrigerated Foods	3,428.6	3,212.3
Agricultural Products	1,959.4	1,872.0

Total	$7,076.7	$6,795.0

Intersegment sales
Packaged Foods	$10.0	$11.9
Refrigerated Foods	70.2	50.4
Agricultural Products	58.9	68.5

	139.1	130.8
Intersegment elimination	(139.1)	(130.8)

Total	$—	$—

Net sales
Packaged Foods	$1,698.7	$1,722.6
Refrigerated Foods	3,498.8	3,262.7
Agricultural Products	2,018.3	1,940.5
Intersegment elimination	(139.1)	(130.8)

Total	$7,076.7	$6,795.0

Operating profit*
Packaged Foods	$201.8	$169.4
Refrigerated Foods	109.6	109.6
Agricultural Products	126.5	105.2

Total operating profit	437.9	384.2
Interest expense	74.9	76.4
General corporate expenses	82.6	82.2
Goodwill amortization	16.3	16.1

Income before income taxes and cumulative effect of changes in accounting	$264.1	$209.5

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

8.  Changes in Accounting Policy

    As indicated in Note 1, in the fourth quarter of fiscal 2001, the Company changed its methods of accounting for revenue recognition relating to the shipping terms for certain of its product sales, recognition of sales incentives granted to retailers and recognition of consumer sales incentives effective the beginning of fiscal 2001.

    The individual components of the cumulative effect of changes in accounting, net of tax, as of the beginning of fiscal 2001 are as follows:

Revenue recognition—shipping terms	$15.6
Retailer sales incentives	17.5
Consumer sales incentives	10.8

$43.9

    The $43.9 million cumulative effect of the changes in accounting for prior years (after reduction for income taxes of $26.9 million) is included as a reduction in income for the thirteen weeks ended August 27, 2000. Other than such cumulative effect, the effect of the change on income before cumulative effect of changes in accounting for the thirteen week period ended August 27, 2000 was not material.

    The following pro forma amounts reflect the effect of retroactive application of the changes in methods of accounting for revenue recognition relating to the shipping terms for certain of its product sales, recognition of sales incentives granted to retailers and recognition of consumer sales incentives in fiscal 2000 had the new method been in effect, and related income taxes are shown below:

	Thirteen Weeks Ended
	August 27, 2000	August 29, 1999
Net income	$164.1	$122.4
Income per share—diluted	$.34	$.26

9.  Restatement and Reclassifications

    Subsequent to the issuance of the Company's 2000 consolidated financial statements and the filing of its 2000 Annual Report on Form 10-K with the SEC, the Company's management determined that accounting and conduct matters at its United Agri Products, Inc. subsidiary ("UAP") principally related to revenue recognition for deferred delivery sales and vendor rebates, advance vendor rebates, and bad debt reserves would require restatement of such financial statements. As a result, the fiscal 2000 and 2001 first quarter condensed consolidated financial statements and related disclosures have been restated for the following matter:

    Revenue Recognition for Deferred Delivery Sales—Certain UAP deferred delivery transactions that were determined not to comply with accounting requirements for revenue recognition have been recorded in the period in which the products were delivered to the customers. In addition, instances of fictitious UAP deferred delivery transactions have been reversed. As a result of the above, associated vendor rebates have been adjusted. Furthermore, the Company has adopted a consistent quarterly estimating process for the recognition of UAP vendor rebates.

    The effect of the restatement and the cumulative effect of changes in accounting is shown in the table below:

	Thirteen weeks ended
	August 27, 2000	August 29, 1999
Net income as previously reported	$146.1	$101.8
Impact of restatement for:
Deferred delivery sales and vendor rebates	18.6	28.6
Current period effect of changes in accounting	(0.6)	—
Cumulative effect of changes in accounting	(43.9)	—

Net income as restated	$120.2	$130.4

    As a result of the foregoing factors, the Company's fiscal 2000 and 2001 condensed consolidated financial statements have been restated from the amounts previously reported. The principal effects of these items on the accompanying financial statements are set forth below:

	Thirteen Weeks Ended
	August 27, 2000	August 27, 2000	August 29, 1999	August 29, 1999
	As Previously Reported*	As Restated	As Previously Reported*	As Restated
Net sales	$6,850.8	$7,076.7	$6,679.7	$6,795.0
Cost of goods sold	6,000.6	6,198.0	5,888.9	5,959.0
Selling, general and administrative expenses	538.4	539.7	546.6	546.6
Total costs and expenses	6,615.1	6,812.6	6,515.5	6,585.5
Income before income taxes and cumulative effect of changes in accounting	235.7	264.1	164.2	209.5
Income taxes	89.6	100.0	62.4	79.1
Cumulative effect of changes in accounting	—	(43.9)	—	—
Net income	$146.1	$120.2	$101.8	$130.4

Income before cumulative effect of changes in accounting per share—basic	$.31	$.34	$.22	$.28

Income before cumulative effect of changes in accounting per share—diluted	$.30	$.34	$.21	$.27

Net income per share—basic	$.31	$.25	$.22	$.28

Net income per share—diluted	$.30	$.25	$.21	$.27

	As of August 27, 2000		As of May 28, 2000		As of August 29, 1999
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Receivables	$2,638.6	$2,302.6	$1,605.5	$1,241.5	$2,619.0	$2,564.5
Inventories	4,463.9	4,704.3	3,788.4	4,056.0	4,020.1	4,058.2
Total assets	16,549.0	16,429.7	12,293.0	12,196.6	13,375.6	13,359.2
Retained earnings	1,469.7	1,368.4	1,420.7	1,345.3	1,397.2	1,381.1
Total common stockholders' equity	3,887.0	3,785.7	2,964.0	2,888.7	2,948.6	2,932.5

*
The "As Previously Reported" amounts reflect certain reclassifications, which have been made to the amounts previously reported in the Company's Form 10-Q for the thirteen weeks ended August 27, 2000, to conform with recently issued accounting literature. The principal effects of these include reclassification of shipping and handling costs from a reduction in net sales to cost of goods sold and reclassification of consumer sales incentives from selling, general and administrative expenses to a reduction of net sales. The effects of the reclassifications for the thirteen weeks ended August 27, 2000 and August 29, 1999 were to increase net sales by $49.2 million and $86.1 million, increase cost of goods sold by $245.9 million and $271.4 million and decrease selling, general and administrative expenses by $196.7 million and $185.3 million, respectively. These reclassifications had no impact on previously reported income before income taxes and cumulative effect of changes in accounting, net income or income per share amounts.

ConAgra, Inc. and Subsidiaries

Part I—Financial Information

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

Restatement

    Subsequent to the issuance of the Company's 2000 consolidated financial statements and the filing of its 2000 Annual Report on Form 10-K with the Securities and Exchange Commission (the "SEC"), the Company's management determined that accounting and conduct matters at its United Agri Products, Inc. subsidiary ("UAP") principally related to revenue recognition for deferred delivery sales and vendor rebates, advance vendor rebates, and bad debt reserves would require restatement of such financial statements. The restatement also corrects an error relating to consolidation of intracompany profit on sales within UAP during fiscal 1998. As a result, the fiscal 2000 and 2001 first quarter condensed consolidated financial statements and related disclosures have been restated from the amounts previously reported for deferred delivery sales and vendor rebates. See Note 9. Fiscal 2000 and 2001 first quarter condensed consolidated financial statements were not impacted by the restatement resulting from advance vendor rebates and bad debt reserves.

    In addition, in the fourth quarter of fiscal 2001, the Company changed its methods of accounting as of the beginning of fiscal 2001 for revenue recognition relating to shipping terms for certain of its product sales, sales incentives granted to retailers and consumer sales incentives. As a result, the fiscal 2001 first quarter condensed consolidated financial statements and related disclosures have been restated from the amounts previously reported. See Note 8. Furthermore, certain reclassifications have been made to amounts previously reported in the Company's Form 10-Q for the quarter ended August 27, 2000 to conform with recently issued accounting literature. See Note 9.

Financial Condition (as restated)

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

Operating Results (as restated)

    A summary of the period to period increases (decreases) in the principal components of operations, both before and after restructuring and other restructuring-related charges ("restructuring charges") recognized in the first quarter of fiscal 2000, is shown below (dollars in millions, except per share amounts).

	Thirteen weeks ended August 27, 2000 and August 29, 1999
	As Reported	Excluding Restructuring Charges
Net sales	$281.7	$281.7
Costs and expenses
Cost of goods sold	239.0	278.6
Selling, general and administrative expenses	(6.9)	(2.9)
Interest expense	(1.5)	(1.5)
Restructuring/Impairment charges	(3.5)	—

	227.1	274.2

Income before income taxes and cumulative effect of changes in accounting	54.6	7.5
Income taxes	20.9	3.0

Income before cumulative effect of changes in accounting	33.7	4.5
Cumulative effect of changes in accounting	(43.9)	(43.9)

Net income	$(10.2)	$(39.4)

Income before cumulative effect of changes in accounting per share—basic	$.06	$—

Income before cumulative effect of changes in accounting per share—diluted	$.07	$.01

Income per share—basic	$(.03)	$(.09)

Income per share—diluted	$(.02)	$(.08)

    In comparison to fiscal 2000 first quarter, the Company's fiscal 2001 first quarter diluted income per share was $.25, a decrease of $.02, or 7.4 percent; operating profit was $437.9 million, an increase of $53.7 million, or 14.0 percent; and net income was $120.2 million, a decrease of $10.2 million, or 7.8 percent. Excluding restructuring charges recognized in the first quarter of fiscal 2000, the Company's fiscal 2001 first quarter diluted income per share decreased $.08, or 24.2 percent; operating profit increased $6.6 million, or 1.5 percent; and net income decreased $39.4 million, or 24.7 percent. The first quarter of fiscal 2001 did not include restructuring charges.

    In the Company's Packaged Foods segment, sales decreased $22.0 million, or 1.3 percent, as compared to first quarter fiscal 2000. Operating profit increased $32.4 million, or 19.1 percent, as compared to the same period in fiscal 2000. The operating profit increase was achieved, in part, due to strong results in the Company's french fry and specialty meats businesses as well as restructuring charges recognized in the first quarter of fiscal 2000 which did not recur in the first quarter of fiscal 2001. The segment's recently acquired IHF operations did not impact the segment's results during the first quarter of fiscal 2001 as the acquisition was completed at the conclusion of the quarter. Excluding restructuring charges recognized in the first quarter of fiscal 2000, operating profit increased $3.6 million or 1.8 percent over the same period in fiscal 2000.

    In the Company's Refrigerated Foods segment, sales increased $216.3 million, or 6.7 percent compared to the same period in fiscal 2000. Operating profit was flat versus the same period in fiscal 2000. Both sales and operating profits for the segment's beef and branded processed meat operations increased, however, oversupply in the poultry industry resulted in operating profit declines for the segment in total. Excluding restructuring charges recognized in the first quarter of fiscal 2000, operating profit decreased 6.9 percent, or $8.1 million, as compared to fiscal 2000 first quarter.

    In the Company's Agricultural Products segment, sales increased $87.4 million, or 4.7 percent as compared to the same period in fiscal 2000, primarily due to increased sales at the segment's United Agri Products business unit. Operating profit increased $21.3 million, or 20.3 percent over the same period in fiscal 2000, primarily as a result of strong results in the segment's United Agri Products business unit as well as restructuring charges recognized in the first quarter of fiscal 2000 which did not recur in the first quarter of fiscal 2001. Excluding restructuring charges recognized in the first quarter of fiscal 2000, operating profit increased 9.6 percent, or $11.1 million, versus first quarter fiscal 2000.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

    There have been no material changes in the Company's market risk during the first quarter ended August 27, 2000. For additional information, refer to the subsection "Market Risk" in "Management's Discussion & Analysis" set forth in Item 7 of the Company's Form 10-K/A for the fiscal year ended May 28, 2000.

Part II—Financial Information

Item 4. Submission of Matters to a Vote of Securityholders

    The Company's annual meeting of stockholders was held on September 28, 2000. The stockholders elected three directors to serve three-year terms, ratified the appointment of Deloitte & Touche LLP to audit the Company's financial statements for fiscal year 2001, approved the ConAgra 2000 Stock Plan and approved the Company's name change to ConAgra Foods, Inc. Voting on these items was as follows:

		FOR	WITHHELD
1.	Election of Directors
	Robert A. Krane	390,476,218	11,997,798
	Bruce Rohde	385,891,488	16,582,528
	Walter Scott, Jr.	390,360,202	12,113,814
2.	Ratification of Independent Accountants
	FOR:	399,537,010
	AGAINST:	1,359,380
	ABSTAIN:	1,577,626
	BROKER/NON-VOTES:	0
3.	Approval of the ConAgra 2000 Stock Plan
	FOR:	298,691,710
	AGAINST:	38,441,089
	ABSTAIN:	3,440,341
	BROKER/NON-VOTES:	61,900,876
4.	Approval of the Company name change to ConAgra Foods, Inc.
	FOR:	380,560,192
	AGAINST:	20,005,287
	ABSTAIN:	1,908,537
	BROKER/NON-VOTES:	0

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

Item 6. Exhibits and Reports on Form 8-K

(A)
Exhibits

    3.1—ConAgra Foods' Certificate of Incorporation, as amended*

    10.1—ConAgra 2000 Stock Plan*

    12—Statement regarding computation of ratio of earnings to fixed charges

    18—Letter regarding changes in accounting principle

    27—Financial Data Schedule

    99.1—The unaudited pro forma combined condensed financial statements, which give effect to the acquisition of International Home Foods by ConAgra Foods under the purchase method of accounting.

*
Previously filed

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

CONAGRA FOODS, INC.
By:	/s/ JAMES P. O'DONNELL James P. O'Donnell Executive Vice President, Chief Financial Officer and Corporate Secretary
By:	/s/ DWIGHT J. GOSLEE Dwight J. Goslee Executive Vice President, Operations Control and Development
By:	/s/ JAY D. BOLDING Jay D. Bolding Senior Vice President, Controller

Dated this 22nd day of June, 2001.

EXHIBIT	DESCRIPTION	PAGE
3.1	ConAgra Foods' Certificate of Incorporation, as amended*
10.1	ConAgra 2000 Stock Plan*
12	Statement regarding computation of ratio of earnings to fixed charges	22
18	Letter regarding changes in accounting principles	23
27	Financial Data Schedule
99.1	The unaudited pro forma combined condensed financial statements, which give effect to the acquisition of International Home Foods by ConAgra Foods under the purchase method of accounting.	25

*
Previously filed

QuickLinks

Part I—Financial Information Item 1. Condensed Consolidated Financial Statements ConAgra Foods, Inc. and Subsidiaries
ConAgra Foods, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (dollars in millions except per share amounts) (unaudited)
ConAgra Foods, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements For the Thirteen Weeks ended August 27, 2000 (columnar dollars in mollions except per share amounts)
ConAgra, Inc. and Subsidiaries Part I—Financial Information
Part II—Financial Information