Form 10-Q/A
period 2000-11-26
CONAGRA FOODS INC /DE/
filed 2001-06-22
CIK 23217

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

ConAgra Foods, Inc. and Subsidiaries

Introductory Note

     The purpose of this Form 10-Q/A is to restate quarterly condensed consolidated financial statements for the thirteen and twenty-six weeks ended November 26, 2000 and November 28, 1999 for ConAgra Foods, Inc. ("ConAgra" or the "Company"). The Company issued a press release on May 23, 2001, which it filed as an exhibit to a Form 8-K dated the same date, relating to its intention to restate certain of its financial statements. The Company's Form 8-K dated May 23, 2001 has background information on the restatements. The Company has filed a Form 10-K/A for its fiscal year ended May 28, 2000 which includes restated financial statements for the years covered by that report. In addition, this Form 10-Q/A has also been restated for the changes in accounting policy described below.

    The matters relating to the Company's United Agri Products, Inc. subsidiary ("UAP") referenced in the restated Form 10-K/A have a financial statement impact for the periods covered by this 10-Q/A associated with revenue recognition for deferred delivery sales and vendor rebates as follows:

    Deferred Delivery Sales and Vendor Rebates—For the thirteen weeks ended November 28, 1999, increase revenue by $48 million, increase expenses by $73 million and decrease income before income taxes by $25 million. For the thirteen weeks ended November 26, 2000, increase revenue by $97 million, increase expenses by $114 million and decrease income before income taxes by $17 million. For the twenty-six weeks ended November 28, 1999, increase revenue by $163 million, increase expenses by $143 million and increase income before income taxes by $20 million. For the twenty-six weeks ended November 26, 2000, increase revenue by $324 million, increase expenses by $311 million and increase income before income taxes by $13 million.

    The principal effect of this change on the accompanying condensed consolidated financial statements is presented in Note 9 to the Company's condensed consolidated financial statements. Certain reclassifications have been made to amounts previously reported in the Company's Form 10-Q for the quarter ended November 26, 2000 to conform with recently issued accounting literature. See Note 9.

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

    For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the Company has amended and restated in its entirety each item of the Company's Form 10-Q for the quarterly period ended November 26, 2000, which has been affected by the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update those disclosures in any way, except as required to reflect the effects of this restatement and the cumulative effects of changes in accounting adopted in the fourth quarter of fiscal 2001.

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

Part I—Financial Information
Item 1. Condensed Consolidated Financial Statements
ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statement of Earnings
(in millions except per share amounts)
(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 26, 2000	November 28, 1999	November 26, 2000	November 28, 1999
	(As restated, see Note 9)		(As restated, see Note 9)
Net sales	$7,281.9	$6,713.8	$14,358.6	$13,508.8
Costs and expenses
Cost of goods sold	6,128.0	5,802.0	12,326.0	11,761.0
Selling, general and administrative expenses	578.8	527.5	1,118.5	1,074.1
Interest expense	117.4	77.3	192.3	153.7
Restructuring/Impairment charges	—	30.2	—	33.7

	6,824.2	6,437.0	13,636.8	13,022.5

Income before income taxes and cumulative effect of changes in accounting	457.7	276.8	721.8	486.3
Income taxes	176.5	105.5	276.5	184.6

Income before cumulative effect of changes
in accounting	281.2	171.3	445.3	301.7
Cumulative effect of changes in accounting	—	—	(43.9)	—

Net income	$281.2	$171.3	$401.4	$301.7

Income per share—basic
Income before cumulative effect of changes in accounting	$.54	$.36	$.89	$.64
Cumulative effect of changes in accounting	—	—	(.09)	—

Net Income	$.54	$.36	$.80	$.64

Income per share—diluted
Income before cumulative effect of changes in accounting	$.54	$.36	$.89	$.63
Cumulative effect of changes in accounting	—	—	(.09)	—

Net Income	$.54	$.36	$.80	$.63

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

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 26, 2000	November 28, 1999	November 26, 2000	November 28, 1999
	(As restated, see Note 9)		(As restated, see Note 9)
Net income	$281.2	$171.3	$401.4	$301.7
Other comprehensive income/(loss):
Currency translation adjustment	(32.9)	(2.1)	(24.3)	(4.4)

Comprehensive income	$248.3	$169.2	$377.1	$297.3

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in millions except per share amounts)
(unaudited)

	November 26, 2000	May 28, 2000	November 28, 1999
	(As restated, see Note 9)
ASSETS
Current assets
Cash and cash equivalents	$82.7	$157.6	$9.5
Receivables, less allowance for doubtful accounts of $86.6, $62.8 and $85.9	2,320.8	1,241.5	2,485.4
Inventories	5,314.9	4,056.0	4,384.3
Prepaid expenses	448.8	404.8	294.7

Total current assets	8,167.2	5,859.9	7,173.9

Property, plant and equipment	7,050.2	6,441.8	6,447.1
Less accumulated depreciation	(3,083.5)	(2,857.8)	(2,887.4)

Property, plant and equipment, net	3,966.7	3,584.0	3,559.7

Brands, trademarks and goodwill, net	4,388.7	2,366.0	2,384.1
Other assets	650.2	386.7	412.6

	$17,172.8	$12,196.6	$13,530.3

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable	$3,783.1	$1,255.5	$2,761.0
Current installments of long-term debt	65.1	20.6	20.5
Accounts payable	2,031.4	2,042.5	2,123.3
Advances on sales	287.2	912.7	241.4
Other accrued liabilities	1,559.3	1,234.1	1,445.6

Total current liabilities	7,726.1	5,465.4	6,591.8

Senior long-term debt, excluding current installments	3,418.6	1,816.8	1,851.1
Other noncurrent liabilities	806.4	750.7	799.9
Subordinated debt	750.0	750.0	750.0
Preferred securities of subsidiary company	525.0	525.0	525.0
Commitments and contingencies	—	—	—
Common stockholders' equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 565,260,906, 524,137,617 and 524,071,467	2,826.3	2,620.7	2,620.4
Additional paid-in capital	761.5	147.5	161.9
Retained earnings	1,529.1	1,345.3	1,454.1
Foreign currency translation adjustment	(127.4)	(103.1)	(70.3)
Less treasury stock, at cost, common shares 29,102,872, 31,925,505 and 31,789,174	(692.7)	(760.2)	(757.3)

	4,296.8	3,250.2	3,408.8
Less unearned restricted stock and value of 13,590,191, 15,246,068 and 15,948,951 common shares held in Employee Equity Fund	(350.1)	(361.5)	(396.3)

Total common stockholders' equity	3,946.7	2,888.7	3,012.5

	$17,172.8	$12,196.6	$13,530.3

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Twenty-Six Weeks Ended
	November 26, 2000	November 28, 1999
	(As restated, see Note 9)
Cash flows from operating activities:
Net income	$401.4	$301.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	233.8	224.0
Goodwill amortization	46.6	31.9
Restructuring/impairment charges and other restructuring-related charges (includes accelerated depreciation)	—	151.5
Cumulative effect of changes in accounting	43.9	—
Other noncash items (includes nonpension postretirement benefits)	32.7	51.8
Change in assets and liabilities before effects from business acquisitions	(2,596.2)	(2,388.7)

Net cash flows from operating activities	(1,837.8)	(1,627.8)

Cash flows from investing activities:
Additions to property, plant and equipment	(251.5)	(223.4)
Payment for business acquisitions	(1,049.6)	(14.3)
Sale of businesses and property, plant and equipment	54.2	27.0
Notes receivable and other items	(11.5)	(20.8)

Net cash flows from investing activities	(1,258.4)	(231.5)

Cash flows from financing activities:
Net short-term borrowings	1,340.6	1,905.4
Proceeds from issuance of long-term debt	2,841.4	64.7
Repayment of long-term debt	(394.5)	(12.4)
Cash dividends paid	(220.8)	(171.8)
Repayment of acquired company's debt	(729.3)	—
Other items	183.9	20.1

Net cash flows from financing activities	3,021.3	1,806.0

Net change in cash and cash equivalents	(74.9)	(53.3)
Cash and cash equivalents at beginning of period	157.6	62.8

Cash and cash equivalents at end of period	$82.7	$9.5

See notes to the condensed consolidated financial statements.

ConAgra, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Twenty-Six Weeks ended November 26, 2000
(columnar dollars in millions except per share amounts)

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

    The Company's method of accounting for revenue recognition, relating to the shipping terms for certain of its product sales, was changed from recognition when title to finished product passes upon shipment to customers, to recognition of revenue for these sales when title and risk of loss are transferred to customers upon delivery. Previously, the Company had recognized revenue, in accordance with its interpretation of Statement of Financial Accounting Concepts No. 5, Revenue and Recognition in Measurement in Financial Statements of Business Enterprises.

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

    The Company's unaudited pro forma results of operations for the twenty-six weeks ended November 26, 2000 and November 28, 1999, assuming the acquisition of IHF occurred as of the beginning of the periods presented are as follows:

	Twenty-Six Weeks Ended
	November 26, 2000	November 28, 1999
Net sales	$14,796.7	$14,398.8
Net income	412.2	322.1
Income per share—diluted	.79	.62

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

    Included in the Company's results of operations for the thirteen weeks ended November 28, 1999 are restructuring plan charges of $104.4 million ($64.7 million net of tax) as follows:

	Packaged Foods	Refrigerated Foods	Agricultural Products	Total
Accelerated depreciation	$40.0	$1.3	$—	$41.3
Inventory markdowns	14.5	—	10.6	25.1
Restructuring plan implementation costs	2.6	4.4	.8	7.8
Restructuring/Impairment charges	11.4	12.2	6.6	30.2

Total	$68.5	$17.9	$18.0	$104.4

    Included in the Company's results of operations for the twenty-six weeks ended November 28, 1999 are restructuring plan charges of $151.5 million ($93.9 million net of tax) as follows:

	Packaged Foods	Refrigerated Foods	Agricultural Products	Total
Accelerated depreciation	$67.4	$8.9	$—	$76.3
Inventory markdowns	14.5	.1	19.1	33.7
Restructuring plan implementation costs	2.6	4.4	.8	7.8
Restructuring/Impairment charges	12.8	12.6	8.3	33.7

Total	$97.3	$26.0	$28.2	$151.5

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

(consisting of lease termination and other contractual termination costs) occurred as a result of the restructuring plan. Such activity is as follows:

	Severance
			Other Exit Costs
	Amount	Headcount
Fiscal 1999 activity:
Charges to income	$45.1	3,160	$7.3
Utilized	(6.1)	(260)	—

Balance, May 30, 1999	39.0	2,900	7.3
Fiscal 2000 activity:
Charges to income	57.8	5,290	50.9
Utilized	(44.3)	(4,990)	(21.5)

Balance, May 28, 2000	52.5	3,200	36.7
Fiscal 2001 activity:
Utilized	(24.3)	(2,510)	(17.7)

Balance, November 26, 2000	$28.2	690	$19.0

    Included in the November 26, 2000 severance reserve balance are amounts owed to individuals who have been severed but have elected to receive their severance payments over a period of time rather than in the form of a lump-sum.

4. Income per share

    The following table reconciles the income and average share amounts used to compute both basic and diluted income per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Nov. 26, 2000	Nov. 28, 1999	Nov. 26, 2000	Nov. 28, 1999
Net Income	$281.2	$171.3	$401.4	$301.7

Income per share—basic
Weighted average shares outstanding—basic	520.4	476.2	499.5	474.7

Income per share—diluted
Weighted average shares outstanding—basic	520.4	476.2	499.5	474.7
Add shares contingently issuable upon exercise of stock options	3.5	3.4	2.8	3.9

Weighted average shares outstanding—diluted	523.9	479.6	502.3	478.6

    The sum of the income per share reported for fiscal 2001 first and second quarters does not equal the income per share reported for the first half of fiscal 2001 due to rounding.

5. Inventories

    The major classes of inventories are as follows:

	Nov. 26, 2000	May 28, 2000	Nov. 28, 1999
Hedged commodities	$1,575.8	$1,305.7	$1,415.4
Food products and livestock	1,874.9	1,350.7	1,435.3
Agricultural chemicals, fertilizer and feed	1,066.4	940.6	820.6
Other, principally ingredients and supplies	797.8	459.0	713.0

	$5,314.9	$4,056.0	$4,384.3

6. Contingencies

    In fiscal 1991, the Company acquired Beatrice Company ("Beatrice"). As a result of the acquisition and the significant pre-acquisition contingencies of the Beatrice businesses and its former subsidiaries, the consolidated post-acquisition financial statements of the Company reflect significant liabilities associated with the estimated resolution of these contingencies. These include various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by the Company. The environmental proceedings include litigation and administrative proceedings involving Beatrice's status as a potentially responsible party at 41 Superfund, proposed Superfund or state- equivalent sites. Beatrice has paid or is in the process of paying its liability share at 33 of these sites. Substantial reserves for these matters have been established based on the Company's best estimate of its undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of Beatrice and other potentially responsible parties and its experience in remediating sites.

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

	Thirteen Weeks Ended
	November 26, 2000	November 28, 1999
Sales to unaffiliated customers
Packaged Foods	$2,396.6	$2,052.6
Refrigerated Foods	3,362.5	3,199.3
Agricultural Products	1,522.8	1,461.9

Total	$7,281.9	$6,713.8

Intersegment sales
Packaged Foods	$13.3	$12.6
Refrigerated Foods	83.8	57.3
Agricultural Products	93.5	96.8

	190.6	166.7
Intersegment elimination	(190.6)	(166.7)

Total	$—	$—

Net sales
Packaged Foods	$2,409.9	$2,065.2
Refrigerated Foods	3,446.3	3,256.6
Agricultural Products	1,616.3	1,558.7
Intersegment elimination	(190.6)	(166.7)

Total	$7,281.9	$6,713.8

Operating profit*
Packaged Foods	$382.5	$239.1
Refrigerated Foods	153.5	123.7
Agricultural Products	123.2	62.3

Total operating profit	659.2	425.1
Interest expense	117.4	77.3
General corporate expenses	53.8	55.2
Goodwill amortization	30.3	15.8

Income before income taxes and cumulative effect of changes in accounting	$457.7	$276.8

*
Included in the thirteen weeks ended November 28, 1999 are before-tax restructuring/impairment charges and other restructuring-related charges of $104.4 million. The charges are included in operating profit as follows: $68.5 million in Packaged Foods; $17.9 million in Refrigerated Foods; and $18.0 million in Agricultural Products.

	Twenty-Six Weeks Ended
	November 26, 2000	November 28, 1999
Sales to unaffiliated customers
Packaged Foods	$4,085.3	$3,763.3
Refrigerated Foods	6,791.1	6,411.6
Agricultural Products	3,482.2	3,333.9

Total	$14,358.6	$13,508.8

Intersegment sales
Packaged Foods	$24.4	$24.5
Refrigerated Foods	168.1	107.7
Agricultural Products	194.9	165.3

	387.4	297.5
Intersegment elimination	(387.4)	(297.5)

Total	$—	$—

Net sales
Packaged Foods	$4,109.7	$3,787.7
Refrigerated Foods	6,959.2	6,519.3
Agricultural Products	3,677.1	3,499.2
Intersegment elimination	(387.4)	(297.5)

Total	$14,358.6	$13,508.8

Operating profit*
Packaged Foods	$584.3	$408.5
Refrigerated Foods	263.1	233.3
Agricultural Products	249.7	167.5

Total operating profit	$1,097.1	$809.3
Interest expense	192.3	153.7
General corporate expenses	136.4	137.4
Goodwill amortization	46.6	31.9

Income before income taxes and cumulative effect of changes in accounting	$721.8	$486.3

*
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

$43.9

    The $43.9 million cumulative effect of the changes in accounting for prior years (after reduction for income taxes of $26.9 million) is included as a reduction in income for the twenty-six weeks ended November 26, 2000. Other than such cumulative effect, the effect of the changes on the thirteen week period ended November 26, 2000 was to decrease income before cumulative effect of changes in accounting by $10.0 million ($.02 per diluted share). Other than such cumulative effect, the effect of the changes on the twenty-six week period ended November 26, 2000 was to decrease income before cumulative effect of changes in accounting by $10.6 million ($.02 per diluted share).

    The following pro forma amounts reflect the effect of retroactive application of the changes in methods of accounting for revenue recognition relating to the shipping terms for certain of its product sales, recognition of sales incentives granted to retailers and recognition of consumer sales incentives in fiscal 2000 had the new method been in effect, and related income taxes are shown below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Nov. 26, 2000	Nov. 28, 1999	Nov. 26, 2000	Nov. 28, 1999
Net income	$281.2	$167.6	$445.3	$290.0
Income per share—diluted	$.54	$.35	$.89	$.61

9.  Restatement and Reclassifications

    Subsequent to the issuance of the Company's 2000 consolidated financial statements and the filing of its 2000 Annual Report on Form 10-K with the SEC, the Company's management determined that accounting and conduct matters at its United Agri Products, Inc. subsidiary ("UAP") principally related to revenue recognition for deferred delivery sales and vendor rebates, advance vendor rebates, and bad debt reserves would require restatement of such financial statements. As a result, the fiscal 2000 and 2001 second quarter condensed consolidated financial statements and related disclosures have been restated for the following matter:

    Revenue Recognition for Deferred Delivery Sales  —Certain UAP deferred delivery transactions that were determined not to comply with accounting requirements for revenue recognition have been recorded in the period in which the products were delivered to the customers. In addition, instances of fictitious UAP deferred delivery transactions have been reversed. As a result of the above, associated vendor rebates have been adjusted. Furthermore, the Company has adopted a consistent quarterly estimating process for the recognition of UAP vendor rebates.

    The effect of the restatement and the cumulative effect of changes in accounting is shown in the table below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	November 26, 2000	November 28, 1999	November 26, 2000	November 28, 1999
Net income as previously reported	$301.7	$187.3	$447.8	$289.1
Impact of restatement for:
Deferred delivery sales and vendor rebates	(10.5)	(16.0)	8.1	12.6
Current period effect of changes in accounting	(10.0)	—	(10.6)	—
Cumulative effect of changes in accounting	—	—	(43.9)	—

Net income as restated	$281.2	$171.3	$401.4	$301.7

    As a result of the foregoing factors, the Company's fiscal 2000 and 2001 condensed consolidated financial statements have been restated from the amounts previously reported. The principal effects of these items on the accompanying financial statements are set forth below:

	Thirteen Weeks Ended
	November 26, 2000	November 26, 2000	November 28, 1999	November 28, 1999
	As Previously Reported*	As Restated	As Previously Reported*	As Restated
Net sales	$7,187.0	$7,281.9	$6,665.8	$6,713.8
Cost of goods sold	6,014.2	6,128.0	5,728.7	5,802.0
Selling, general and administrative expenses	565.0	578.8	527.5	527.5
Total costs and expenses	6,696.5	6,824.2	6,363.7	6,437.0
Income before income taxes	490.5	457.7	302.1	276.8
Income taxes	188.8	176.5	114.8	105.5
Net income	$301.7	$281.2	$187.3	$171.3

Net income per share — basic	$.58	$.54	$.39	$.36

Net income per share — diluted	$.58	$.54	$.39	$.36

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Twenty-Six Weeks ended November 26, 2000
(columnar dollars in millions except per share amounts)

	Twenty-Six Weeks Ended
	November 26, 2000	November 26, 2000	November 28, 1999	November 28, 1999
	As Previously Reported*	As Restated	As Previously Reported*	As Restated
Net sales	$14,037.8	$14,358.6	$13,345.5	$13,508.8
Cost of goods sold	12,014.8	12,326.0	11,617.6	11,761.0
Selling, general and administrative expenses	1,103.4	1,118.5	1,074.1	1,074.1
Total costs and expenses	13,311.6	13,636.8	12,879.2	13,022.5
Income before income taxes and cumulative effect of changes in accounting	726.2	721.8	466.3	486.3
Income taxes	278.4	276.5	177.2	184.6
Cumulative effect of changes in accounting	—	(43.9)	—	—
Net income	$447.8	$401.4	$289.1	$301.7

Income before cumulative effect of changes in accounting per share—basic	$.90	$.89	$.61	$.64

Income before cumulative effect of changes in accounting per share—diluted	$.89	$.89	$.60	$.63

Net income per share—basic	$.90	$.80	$.61	$.64

Net income per share—diluted	$.89	$.80	$.60	$.63

	As of November 26, 2000		As of May 28, 2000		As of November 28, 1999
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Receivables	$2,594.8	$2,320.8	$1,605.5	$1,241.5	$2,525.0	$2,485.4
Inventories	5,153.2	5,314.9	3,788.4	4,056.0	4,386.3	4,384.3
Total assets	17,317.8	17,172.8	12,293.0	12,196.6	13,571.9	13,530.3
Retained earnings	1,650.9	1,529.1	1,420.7	1,345.3	1,486.1	1,454.1
Total common stockholders' equity	4,068.5	3,946.7	2,964.0	2,888.7	3,044.5	3,012.5

    *The "As Previously Reported" amounts reflect certain reclassifications, which have been made to the amounts previously reported in the Company's Form 10-Q for the thirteen weeks ended November 26, 2000, to conform with recently issued accounting literature. The principal effects of these include reclassification of shipping and handling costs from a reduction in net sales to cost of goods sold and reclassification of consumer sales incentives from selling, general and administrative expenses to a reduction of net sales. The effects of the reclassifications for the thirteen weeks ended November 26, 2000 and November 28, 1999 were to decrease net sales by $19.2 million and increase net sales by $62,.9 million, increase cost of goods sold by $43.3 million and $267.3 million and decrease selling, general and administrative expenses by $62.5 million and $204.4 million, respectively. The effects of the reclassifications for the twenty-six weeks ended November 26, 2000 and November 28, 1999 were to increase net sales by $30.0 million and $149.0 million, increase cost of goods sold by $289.2 million and $538.7 million and decrease selling, general and administrative expenses by $259.2 million and $389.7 million, respectively. These reclassifications had no impact on previously reported income before income taxes and cumulative effect of changes in accounting, net income or income per share amounts.

ConAgra Foods, Inc. and Subsidiaries
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

Restatement

    Subsequent to the issuance of the Company's 2000 consolidated financial statements and the filing of its 2000 Annual Report on Form 10-K with the Securities and Exchange Commission (the "SEC"), the Company's management determined that accounting and conduct matters at its United Agri Products, Inc. subsidiary ("UAP") principally related to revenue recognition for deferred delivery sales and vendor rebates, advance vendor rebates, and bad debt reserves would require restatement of such financial statements. The restatement also corrects an error relating to consolidation of intracompany profit on sales within UAP during fiscal 1998. As a result, the fiscal 2000 and 2001 second quarter condensed consolidated financial statements and related disclosures have been restated from the amounts previously reported for deferred delivery sales and vendor rebates. See Note 9. Fiscal 2000 and 2001 second quarter condensed consolidated financial statements were not impacted by the restatement resulting from advance vendor rebates and bad debt reserves.

    In addition, in the fourth quarter of fiscal 2001, the Company changed its methods of accounting as of the beginning of fiscal 2001 for revenue recognition relating to shipping terms for certain of its product sales, sales incentives granted to retailers and consumer sales incentives. As a result, the fiscal 2001 second quarter condensed consolidated financial statements and related disclosures have been restated from the amounts previously reported. See Note 8. Furthermore, certain reclassifications have been made to amounts previously reported in the Company's Form 10-Q for the quarter ended November 26, 2000 to conform with recently issued accounting literature. See Note 9.

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

	Thirteen Weeks Ended Nov. 26, 2000 and Nov. 28, 1999		Twenty-Six Weeks Ended Nov. 26, 2000 and Nov. 28, 1999
	As Reported	Excluding Restructuring Charges	As Reported	Excluding Restructuring Charges
Net sales	$568.1	$568.1	$849.8	$849.8
Costs and expenses
Cost of goods sold	326.0	384.9	565.0	663.5
Selling, general and administrative expenses	51.3	66.6	44.4	63.7
Interest expense	40.1	40.1	38.6	38.6
Restructuring/Impairment charges	(30.2)	—	(33.7)	—

	387.2	491.6	614.3	765.8

Income before income taxes and cumulative effect of changes in accounting	180.9	76.5	235.5	84.0
Income taxes	71.0	31.3	91.9	34.3

Income before cumulative effect of changes in accounting	109.9	45.2	143.6	49.7
Cumulative effect in changes of accounting	—	—	(43.9)	(43.9)

Net income	$109.9	$45.2	$99.7	$5.8

Income before cumulative effect of changes in accounting per share—basic	$.18	$.04	$.25	$.06

Income before cumulative effect of changes in accounting per share—diluted	$.18	$.05	$.26	$.06

Income per share—basic	$.18	$.04	$.16	$(.03)

Income per share—diluted	$.18	$.05	$.17	$(.03)

    In comparison to fiscal 2000 second quarter, the Company's fiscal 2001 second quarter diluted income per share was $.54, an increase of $.18, or 50.0 percent; operating profit was $659.2 million, an increase of $234.1 million, or 55.1 percent; and net income was $281.2 million, an increase of $109.9 million, or 64.2 percent. Excluding restructuring charges recognized in the second quarter of fiscal 2000, the Company's fiscal 2001 second quarter diluted income per share increased $.05, or 10.2 percent; operating profit increased $129.7 million, or 24.5 percent; and net income increased $45.2 million, or 19.2 percent.

    For the first half of fiscal 2001, diluted income per share was $.80, an increase of $.17, or 27.0 percent; operating profit was $1,097.1 million, an increase of $287.8 million, or 35.6 percent; and net income was $401.4 million, an increase of $99.7 million, or 33.1 percent. The sum of the income per share for fiscal 2001 first and second quarters does not equal the income per share reported for the first half of fiscal 2001 due to rounding. Excluding restructuring charges recognized in the first half of fiscal 2000, the Company's fiscal 2001 first half diluted income per share decreased $.03, or 3.6 percent; operating profit increased $136.3 million, or 14.2 percent; and net income increased $5.8 million, or 1.5 percent.

    In the Company's Packaged Foods segment, second quarter sales increased $344.0 million, or 16.8 percent, as compared to second quarter fiscal 2000. Operating profit for the second quarter increased $143.4 million, or 60.0 percent, as compared to the same period in fiscal 2000. For the first half of fiscal 2001, sales increased $322.0 million, or 8.6 percent, while operating profit increased $175.8 million, or 43.0 percent as compared to the first half of fiscal 2000. The second quarter and first half increases in sales and operating profit resulted primarily from the broader portfolio of shelf stable products associated with the International Home Foods acquisition, which occurred at the end of the first quarter of fiscal 2001. The second quarter and first half increases in fiscal 2001 operating profit were also a result of stronger results in the segment's french fry, seafood, and specialty meats operations, as well as restructuring plan charges included in fiscal 2000's operating results. Excluding restructuring plan charges recognized in fiscal 2000, second quarter operating profit increased $74.9 million, or 24.4 percent, over the second quarter of fiscal 2000, while operating profit for the first half of fiscal 2001 increased $78.5 million, or 15.5 percent, as compared to the comparable period in fiscal 2000.

    In the Company's Refrigerated Foods segment, second quarter sales increased $163.2 million, or 5.1 percent, as compared to second quarter fiscal 2000. Operating profit for the second quarter increased $29.8 million, or 24.1 percent, as compared to the same period in fiscal 2000. Increased operating profits for the segment's branded meat business and poultry operations contributed to the growth in operating profit for the quarter. For the first half of fiscal 2001, sales increased $379.5 million, or 5.9 percent, while operating profit increased $29.8 million, or 12.8 percent as compared to the first half of fiscal 2000. The first half increases in operating profit were primarily due to increased operating profits in the segment's branded prepared meat business, which more than offset decreases in operating profit for the segment's pork and poultry operations. The second quarter and first half increases in fiscal 2001 operating profit were also impacted by restructuring plan charges included in fiscal 2000's operating results. Excluding restructuring plan charges recognized in fiscal 2000, second quarter operating profit increased $11.9 million, or 8.4 percent, over the second quarter of fiscal 2000, while operating profit for the first half of fiscal 2001 increased $3.8 million, or 1.5 percent, as compared to the comparable period in fiscal 2000.

    In the Company's Agricultural Products segment, second quarter sales increased $60.9 million, or 4.2 percent, as compared to second quarter fiscal 2000. Operating profit for the second quarter increased $60.9 million, or 97.8 percent, as compared to the same period in fiscal 2000. For the first half of fiscal 2001, sales increased $148.3 million, or 4.5 percent, while operating profit increased $82.2 million, or 49.1 percent as compared to the first half of fiscal 2000. The second quarter and first half increases in operating profit were primarily due to increased operating profits in the segment's trading business. The second quarter and first half increases in fiscal 2001 operating profit were also impacted by restructuring plan charges included in fiscal 2000's operating results. Excluding restructuring plan charges recognized in fiscal 2000, second quarter operating profit increased $42.9 million, or 53.4 percent, over the second quarter of fiscal 2000, while operating profit for the first half of fiscal 2001 increased $54.0 million, or 27.6 percent, as compared to the comparable period in fiscal 2000.

    On December 25, 2000, one of the Company's beef processing facilities located in Garden City, Kansas, suffered damage due to a fire. As a result, the facility will be shut down for an indeterminate period of time. The Company does not believe the shut down of the facility will have a material impact on its results of operations.

ConAgra Inc. and Subsidiaries
Part I—Financial Information
Item 3. Quantitative and Qualitative Disclosure About Market Risk

    There have been no material changes in the Company's market risk during the twenty-six weeks ended November 26, 2000. For additional information, refer to the subsection "Market Risk" in "Management's Discussion and Analysis" set forth in Item 7 of the Company's Form 10-K/A for the fiscal year ended May 28, 2000.

ConAgra Foods, Inc. and Subsidiaries
Part II–Other Information

Item 5. Other Information

    The unaudited pro forma combined condensed financial statements, which give effect to the acquisition of International Home Foods by the Company under the purchase method of accounting for the twenty-six weeks ended November 26, 2000 and the fiscal year ended May 28, 2000, are attached hereto as Exhibit 99.1.

Item 6. Exhibits and Reports on Form 8-K

(A)	Exhibits
	12	—	Statement regarding computation of ratio of earnings to fixed charges
	99.1	—	The unaudited pro forma combined condensed financial statements, which give effect to the acquisition of International Home Foods by ConAgra Foods under the purchase method of accounting.
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
By:
/s/ DWIGHT J. GOSLEE Dwight J. Goslee Executive Vice President, Operations Control and Development
By:
/s/ JAY D. BOLDING Jay D. Bolding Senior Vice President, Controller

Dated this 22nd day of June, 2001.

ConAgra Foods, Inc. and Subsidiaries
Exhibit Index

Exhibit	Description	Page
12	Statement regarding computation of ratio of earnings to fixed charges	24
99.1	The unaudited pro forma combined condensed financial statements, which give effect to the acquisition of International Home Foods by ConAgra Foods under the purchase method of accounting.	25

QuickLinks

Part I—Financial Information Item 1. Condensed Consolidated Financial Statements ConAgra Foods, Inc. and Subsidiaries
Part I—Financial Information Item 1. Condensed Consolidated Financial Statements ConAgra Foods, Inc. and Subsidiaries Condensed Consolidated Statement of Earnings (in millions except per share amounts) (unaudited)
ConAgra Foods, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (in millions) (unaudited)
ConAgra Foods, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (dollars in millions except per share amounts) (unaudited)
ConAgra Foods, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (in millions) (unaudited)
ConAgra, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements For the Twenty-Six Weeks ended November 26, 2000 (columnar dollars in millions except per share amounts)
ConAgra Foods, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements For the Twenty-Six Weeks ended November 26, 2000 (columnar dollars in millions except per share amounts)
ConAgra Foods, Inc. and Subsidiaries Part I—Financial Information Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
ConAgra Inc. and Subsidiaries Part I—Financial Information Item 3. Quantitative and Qualitative Disclosure About Market Risk
ConAgra Foods, Inc. and Subsidiaries Part II–Other Information
ConAgra Foods, Inc. and Subsidiaries Exhibit Index