Form 10-Q/A
period 2001-02-25
CONAGRA FOODS INC /DE/
filed 2001-06-22
CIK 23217

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
ConAgra Foods, Inc. and Subsidiaries

    Introductory Note

    The purpose of this Form 10-Q/A is to restate quarterly condensed consolidated financial statements for the thirteen and thirty-nine weeks ended February 25, 2001 and February 27, 2000 for ConAgra Foods, Inc. ("ConAgra" or the "Company"). The Company issued a press release on May 23, 2001, which it filed as an exhibit to a Form 8-K dated the same date, relating to its intention to restate certain of its financial statements. The Company's Form 8-K dated May 23, 2001 has background information on the restatements. The Company has filed a Form 10-K/A for its fiscal year ended May 28, 2000 which includes restated financial statements for the years covered by that report. In addition, this Form 10-Q/A has also been restated for the changes in accounting policy described below.

    The matters relating to the Company's United Agri Products, Inc. subsidiary ("UAP") referenced in the restated Form 10-K/A have a financial statement impact for the periods covered by this 10-Q/A associated with two areas: (1) revenue recognition for deferred delivery sales and vendor rebates; (2) accruals for bad debt reserves. The principal effects of the restatement are as follows:

    Deferred Delivery Sales and Vendor Rebates—For the thirteen weeks ended February 27, 2000, increase expenses and decrease income before income taxes by $30 million. For the thirteen weeks ended February 25, 2001, increase expenses and decrease income before income taxes by $13 million. For the thirty-nine weeks ended February 27, 2000, increase revenue by $163 million, increase expenses by $173 million and decrease income before income taxes by $10 million. For the thirty-nine weeks ended February 25, 2001, increase revenue by $324 million, increase expenses by $324 million, with no impact on income before income taxes.

    Accruals for Bad Debt Reserves—There is no financial statement impact associated with bad debt reserves for the thirteen and thirty-nine weeks ended February 27, 2000. For the thirteen and thirty-nine weeks ended February 25, 2001, decrease expenses and increase income before income taxes by $29 million.

    The principal effects of these changes on the accompanying financial statements are presented in Note 9 to the Company's condensed consolidated financial statements. Certain reclassifications have been made to amounts previously reported in the Company's Form 10-Q for the quarter ended February 25, 2001 to conform with recently issued accounting literature. See Note 9.

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

    For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the Company has amended and restated in its entirety each item of the Company's Form 10-Q for the quarterly period ended February 25, 2001, which has been affected by the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update those disclosures in any way, except as required to reflect the effects of this restatement and the cumulative effects of changes in accounting adopted in the fourth quarter of fiscal 2001.

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

Part I—Financial Information
Item 1. Condensed Consolidated Financial Statements
ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions except per share amounts)
(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	February 25, 2001	February 27, 2000	February 25, 2001	February 27, 2000
	(As Restated, see Note 9)		(As Restated, see Note 9)
Net sales	$6,398.0	$5,876.0	$20,756.6	$19,384.8
Costs and expenses
Cost of goods sold	5,457.0	5,085.8	17,783.0	16,846.8
Selling, general and administrative expenses	622.0	480.5	1,740.5	1,554.6
Interest expense	130.9	80.8	323.2	234.5
Restructuring/Impairment charges	—	27.7	—	61.4

	6,209.9	5,674.8	19,846.7	18,697.3

Income before income taxes and cumulative effect of changes in accounting	188.1	201.2	909.9	687.5
Income taxes	72.3	76.8	348.8	261.4

Income before cumulative effect of changes in accounting	115.8	124.4	561.1	426.1
Cumulative effect of changes in accounting	—	—	(43.9)	—

Net income	$115.8	$124.4	$517.2	$426.1

Income per share—basic
Income before cumulative effect of changes in accounting	$.22	$.26	$1.11	$.90
Cumulative effect of changes in accounting	—	—	(.09)	—

Net income	$.22	$.26	$1.02	$.90

Income per share—diluted
Income before cumulative effect of changes in accounting	$.22	$.26	$1.10	$.89
Cumulative effect of changes in accounting	—	—	(.09)	—

Net income	$.22	$.26	$1.01	$.89

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

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	February 25, 2001	February 27, 2000	February 25, 2001	February 27, 2000
	(As Restated, see Note 9)		(As Restated, see Note 9)
Net income	$115.8	$124.4	$517.2	$426.1
Other comprehensive income/(loss):
Currency translation adjustment	17.8	(9.2)	(6.5)	(13.6)

Comprehensive income	$133.6	$115.2	$510.7	$412.5

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in millions except per share amounts)
(unaudited)

	February 25, 2001	May 28, 2000	February 27, 2000
	(As Restated, see Note 9)
ASSETS
Current assets
Cash and cash equivalents	$24.4	$157.6	$17.4
Receivables, less allowance for doubtful accounts of $132.0, $62.8 and $82.2	1,986.2	1,241.5	1,902.5
Inventories	5,149.0	4,056.0	4,243.4
Prepaid expenses	507.8	404.8	297.7

Total current assets	7,667.4	5,859.9	6,461.0

Property, plant and equipment	7,143.7	6,441.8	6,771.4
Less accumulated depreciation	(3,163.7)	(2,857.8)	(3,018.6)

Property, plant and equipment, net	3,980.0	3,584.0	3,752.8

Brands, trademarks and goodwill, net	4,770.2	2,366.0	2,404.2
Other assets	657.1	386.7	422.9

	$17,074.7	$12,196.6	$13,040.9

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable	$3,176.1	$1,255.5	$2,406.3
Current installments of long-term debt	79.3	20.6	19.0
Accounts payable	2,136.8	2,042.5	2,125.6
Advances on sales	255.9	912.7	168.2
Other accrued liabilities	1,577.5	1,234.1	1,327.4

Total current liabilities	7,225.6	5,465.4	6,046.5

Senior long-term debt, excluding current installments	3,411.4	1,816.8	1,871.7
Other noncurrent liabilities	1,179.0	750.7	806.2
Subordinated debt	750.0	750.0	750.0
Preferred securities of subsidiary company	525.0	525.0	525.0
Commitments and contingencies	—	—	—
Common stockholders' equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 565,289,796, 524,137,617 and 524,129,789	2,826.4	2,620.7	2,620.6
Additional paid-in capital	678.3	147.5	38.3
Retained earnings	1,530.8	1,345.3	1,486.3
Foreign currency translation adjustment	(109.6)	(103.1)	(79.5)
Less treasury stock, at cost, common shares 28,421,384, 31,925,505 and 31,883,927	(676.6)	(760.2)	(759.3)

	4,249.3	3,250.2	3,306.4
Less unearned restricted stock and value of 13,075,636, 15,246,068 and 15,602,138 common shares held in Employee Equity Fund	(265.6)	(361.5)	(264.9)

Total common stockholders' equity	3,983.7	2,888.7	3,041.5

	$17,074.7	$12,196.6	$13,040.9

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Thirty-nine weeks ended
	February 25, 2001	February 27, 2000
	(As Restated, see Note 9)
Cash flows from operating activities:
Net income	$517.2	$426.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	377.6	338.9
Goodwill amortization	64.1	47.8
Restructuring/impairment charges and other restructuring-related charges (includes accelerated depreciation)	—	236.1
Cumulative effect of changes in accounting	43.9	—
Other noncash items (includes nonpension postretirement benefits)	78.1	60.6
Change in assets and liabilities before effects from business acquisitions	(2,120.3)	(2,044.4)

Net cash flows from operating activities	(1,039.4)	(934.9)

Cash flows from investing activities:
Additions to property, plant and equipment	(383.6)	(333.7)
Payment for business acquisitions	(1,107.2)	(374.8)
Sale of businesses and property, plant and equipment	72.1	46.0
Notes receivable and other items	7.0	(29.8)

Net cash flows from investing activities	(1,411.7)	(692.3)

Cash flows from financing activities:
Net short-term borrowings	1,920.5	1,550.8
Proceeds from issuance of long-term debt	1,663.7	71.4
Repayment of long-term debt	(12.7)	(16.8)
Cash dividends paid	(335.0)	(278.6)
Repayment of acquired company's debt	(1,114.3)	—
Other items	195.7	255.0

Net cash flows from financing activities	2,317.9	1,581.8

Net change in cash and cash equivalents	(133.2)	(45.4)
Cash and cash equivalents at beginning of period	157.6	62.8

Cash and cash equivalents at end of period	$24.4	$17.4

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

    The Company's unaudited pro forma results of operations for the thirty-nine weeks ended February 25, 2001 and February 27, 2000, assuming the acquisition of IHF occurred as of the beginning of the periods presented are as follows:

	Thirty-nine weeks ended
	February 25, 2001	February 27, 2000
Net sales	$21,194.7	$20,754.9
Net income	527.9	478.9
Income per share—diluted	1.01	.92

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

    Included in the Company's results of operations for the thirteen weeks ended February 27, 2000 are restructuring plan charges of $84.6 million ($52.5 million net of tax) as follows:

	Packaged Foods	Refrigerated Foods	Agricultural Products	Total
Accelerated depreciation	$37.1	$1.3	$—	$38.4
Inventory markdowns	.4	3.2	4.1	7.7
Restructuring plan implementation costs	4.0	5.1	1.7	10.8
Restructuring/Impairment charges	10.5	2.1	15.1	27.7

Total	$52.0	$11.7	$20.9	$84.6

    Included in the Company's results of operations for the thirty-nine weeks ended February 27, 2000 are restructuring plan charges of $236.1 million ($146.4 million net of tax) as follows:

	Packaged Foods	Refrigerated Foods	Agricultural Products	Total
Accelerated depreciation	$104.5	$10.2	$—	$114.7
Inventory markdowns	15.0	3.2	23.2	41.4
Restructuring plan implementation costs	6.7	9.5	2.4	18.6
Restructuring/Impairment charges	23.1	14.8	23.5	61.4

Total	$149.3	$37.7	$49.1	$236.1

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

(consisting of lease termination and other contractual termination costs) occurred as a result of the restructuring plan. Such activity is as follows:

	Severance
	Amount	Headcount	Other Exit Costs
Fiscal 1999 activity:
Charges to income	$45.1	3,160	$7.3
Utilized	(6.1)	(260)	—

Balance, May 30, 1999	39.0	2,900	7.3
Fiscal 2000 activity:
Charges to income	57.8	5,290	50.9
Utilized	(44.3)	(4,990)	(21.5)

Balance, May 28, 2000	52.5	3,200	36.7
Fiscal 2001 activity:
Utilized	(29.4)	(2,770)	(24.9)

Balance, February 25, 2001	$23.1	430	$11.8

    Included in the February 25, 2001 severance reserve balance are amounts owed to individuals who have been severed but are receiving their severance payments over a period of time rather than in the form of a lump-sum.

4.  Income per share

    The following table reconciles the income and average share amounts used to compute both basic and diluted income per share:

	Thirteen weeks ended		Thirty-nine weeks ended
	Feb. 25, 2001	Feb. 27, 2000	Feb. 25, 2001	Feb. 27, 2000
Net Income	$115.8	$124.4	$517.2	$426.1

Income per share—basic
Weighted average shares outstanding—basic	523.3	476.5	507.5	475.3

Income per share—diluted
Weighted average shares outstanding—basic	523.3	476.5	507.5	475.3
Add shares contingently issuable upon exercise of stock options	4.0	2.3	3.1	3.4

Weighted average shares outstanding—diluted	527.3	478.8	510.6	478.7

    The sum of the income per share reported for fiscal 2001 quarters does not equal the income per share reported for the thirty-nine weeks ended of fiscal 2001 due to rounding.

5.  Inventories

    The major classes of inventories are as follows:

	Feb. 25, 2001	May 28, 2000	Feb. 27, 2000
Hedged commodities	$1,535.0	$1,305.7	$1,292.1
Food products and livestock	1,790.6	1,350.7	1,434.3
Agricultural chemicals, fertilizer and feed	1,092.0	940.6	810.8
Other, principally ingredients and supplies	731.4	459.0	706.2

	$5,149.0	$4,056.0	$4,243.4

6.  Contingencies

    In fiscal 1991, the Company acquired Beatrice Company ("Beatrice"). As a result of the acquisition and the significant pre-acquisition contingencies of the Beatrice businesses and its former subsidiaries, the consolidated post-acquisition financial statements of the Company reflect significant liabilities associated with the estimated resolution of these contingencies. These include various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by the Company. The environmental proceedings include litigation and administrative proceedings involving Beatrice's status as a potentially responsible party at 42 Superfund, proposed Superfund or state- equivalent sites. Beatrice has paid or is in the process of paying its liability share at 33 of these sites. Substantial reserves for these matters have been established based on the Company's best estimate of its undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of Beatrice and other potentially responsible parties and its experience in remediating sites.

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

	Thirteen weeks ended
	February 25, 2001	February 27, 2000
Sales to unaffiliated customers
Packaged Foods	$2,314.6	$1,891.4
Refrigerated Foods	3,164.4	3,137.6
Agricultural Products	919.0	847.0

Total	$6,398.0	$5,876.0

Intersegment sales
Packaged Foods	$12.1	$9.8
Refrigerated Foods	105.0	96.0
Agricultural Products	53.0	43.5

	170.1	149.3
Intersegment elimination	(170.1)	(149.3)

Total	$—	$—

Net sales
Packaged Foods	$2,326.7	$1,901.2
Refrigerated Foods	3,269.4	3,233.6
Agricultural Products	972.0	890.5
Intersegment elimination	(170.1)	(149.3)

Total	$6,398.0	$5,876.0

Operating profit (loss)*
Packaged Foods	$279.3	$235.6
Refrigerated Foods	78.1	98.8
Agricultural Products	(1.8)	18.6

Total operating profit	355.6	353.0
Interest expense	130.9	80.8
General corporate expenses	19.1	55.1
Goodwill amortization	17.5	15.9

Income before income taxes and cumulative effect of changes in accounting	$188.1	$201.2

*Included in the thirteen weeks ended February 27, 2000 are before-tax restructuring/impairment charges and other restructuring-related charges of $84.6 million. The charges are included in operating profit as follows: $52.0 million in Packaged Foods; $11.7 million in Refrigerated Foods; and $20.9 million in Agricultural Products.

	Thirty-nine weeks ended
	February 25, 2001	February 27, 2000
Sales to unaffiliated customers
Packaged Foods	$6,399.9	$5,654.7
Refrigerated Foods	9,955.5	9,549.2
Agricultural Products	4,401.2	4,180.9

Total	$20,756.6	$19,384.8

Intersegment sales
Packaged Foods	$36.5	$34.3
Refrigerated Foods	273.1	203.7
Agricultural Products	247.9	208.8

	557.5	446.8
Intersegment elimination	(557.5)	(446.8)

Total	$—	$—

Net sales
Packaged Foods	$6,436.4	$5,689.0
Refrigerated Foods	10,228.6	9,752.9
Agricultural Products	4,649.1	4,389.7
Intersegment elimination	(557.5)	(446.8)

Total	$20,756.6	$19,384.8

Operating profit*
Packaged Foods	$863.6	$644.1
Refrigerated Foods	341.2	332.1
Agricultural Products	247.9	186.1

Total operating profit	1,452.7	1,162.3
Interest expense	323.2	234.5
General corporate expenses	155.5	192.5
Goodwill amortization	64.1	47.8

Income before income taxes and cumulative effect of changes in accounting	$909.9	$687.5

*Included in the thirty-nine weeks ended February 27, 2000 are before-tax restructuring/impairment charges and other restructuring-related charges of $236.1 million. The charges are included in operating profit as follows: $149.3 million in Packaged Foods; $37.7 million in Refrigerated Foods; and $49.1 million in Agricultural Products.

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

$43.9

    The $43.9 million cumulative effect of the changes in accounting for prior years (after reduction for income taxes of $26.9 million) is included as a reduction in income for the thirty-nine weeks ended February 25, 2001. Other than such cumulative effect, the effect of the changes on the thirteen week period ended February 25, 2001 was to increase income before cumulative effect of changes in accounting by $7.3 million ($.01 per diluted share). Other than such cumulative effect, the effect of the changes on the thirty-nine week period ended February 25, 2001 was to decrease income before cumulative effect of changes in accounting by $3.3 million ($.01 per diluted share).

    The following pro forma amounts reflect the effect of retroactive application of the changes in methods of accounting for revenue recognition relating to the shipping terms for certain of its product sales, recognition of sales incentives granted to retailers and recognition of consumer sales incentives in fiscal 2000 had the new method been in effect, and related income taxes are shown below:

	Thirteen weeks ended		Thirty-nine weeks ended
	Feb. 25, 2001	Feb. 27, 2000	Feb. 25, 2001	Feb. 27, 2000
Net income	$115.8	$124.9	$561.1	$415.0
Income per share—diluted	$.22	$.26	$1.10	$.87

9.  Restatement and Reclassifications

    Subsequent to the issuance of the Company's 2000 consolidated financial statements and the filing of its 2000 Annual Report on Form 10-K with the SEC, the Company's management determined that accounting and conduct matters at its United Agri Products, Inc. subsidiary ("UAP") principally related to revenue recognition for deferred delivery sales and vendor rebates, advance vendor rebates, and bad debt reserves would require restatement of such financial statements. As a result, the fiscal 2000 and 2001 third quarter condensed consolidated financial statements and related disclosures have been restated to reflect the following changes.

    Revenue Recognition for Deferred Delivery Sales—Certain UAP deferred delivery transactions that were determined not to comply with accounting requirements for revenue recognition have been recorded in the period in which the products were delivered to the customers. In addition, instances of fictitious UAP deferred delivery transactions have been reversed. As a result of the above, associated vendor rebates have been adjusted. Furthermore, the Company has adopted a consistent quarterly estimating process for the recognition of vendor UAP rebates.

    Accruals for Bad Debt Reserves—Certain bad debt reserves had not been recorded at the time the customer accounts were determined to be uncollectible.

    The effect of the restatement, and the cumulative effect of changes in accounting is shown in the table below:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 25, 2001	February 27, 2000	February 25, 2001	February 27, 2000
Net income as previously reported	$98.5	$143.4	$546.3	$432.5
Impact of restatement for:
Deferred delivery sales and vendor rebates	(8.3)	(19.0)	(.2)	(6.4)
Bad debt reserves	18.3	—	18.3	—
Current period effect of changes in accounting	7.3	—	(3.3)	—
Cumulative effect of changes in accounting	—	—	(43.9)	—

Net income as restated	$115.8	$124.4	$517.2	$426.1

    As a result of the foregoing factors, the Company's fiscal 2000 and 2001 condensed consolidated financial statements have been restated from the amounts previously reported. The principal effects of these items on the accompanying financial statements are set forth below:

	Thirteen Weeks Ended
	February 25, 2001	February 25, 2001	February 27, 2000	February 27, 2000
	As Previously Reported*	As Restated	As Previously Reported*	As Restated
Net sales	$6,394.2	$6,398.0	$5,875.9	$5,876.0
Cost of goods sold	5,443.8	5,457.0	5,055.7	5,085.8
Selling, general and administrative expenses	659.3	622.0	480.5	480.5
Total costs and expenses	6,234.0	6,209.9	5,644.6	5,674.8
Income before income taxes	160.2	188.1	231.3	201.2
Income taxes	61.7	72.3	87.9	76.8
Net income	$98.5	$115.8	$143.4	$124.4

Net income per share—basic	$.19	$.22	$.30	$.26
Net income per share—diluted	$.19	$.22	$.30	$.26

	Thirty-Nine Weeks Ended
	February 25, 2001	February 25, 2001	February 27, 2000	February 27, 2000
	As Previously Reported*	As Restated	As Previously Reported*	As Restated
Net sales	$20,432.0	$20,756.6	$19,221.4	$19,384.8
Cost of goods sold	17,458.6	17,783.0	16,673.3	16,846.8
Selling, general and administrative expenses	1,762.7	1,740.5	1,554.6	1,554.6
Total costs and expenses	19,545.6	19,846.7	18,523.8	18,697.3
Income before income taxes and cumulative effect of changes in accounting	886.4	909.9	697.6	687.5
Income taxes	340.1	348.8	265.1	261.4
Cumulative effect of changes in accounting	—	(43.9)	—	—
Net income	$546.3	$517.2	$432.5	$426.1

Income before cumulative effect of changes in accounting per share—basic	$1.08	$1.11	$.91	$.90

Income before cumulative effect of changes in accounting per share—diluted	$1.07	$1.10	$.90	$.89

Net income per share—basic	$1.08	$1.02	$.91	$.90

Net income per share—diluted	$1.07	$1.01	$.90	$.89

	As of February 25, 2001		As of May 28, 2000		As of February 27, 2000
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Receivables	$2,244.3	$1,986.2	$1,605.5	$1,241.5	$1,972.1	$1,902.5
Inventories	4,987.3	5,149.0	3,788.4	4,056.0	4,245.4	4,243.4
Total assets	17,201.3	17,074.7	12,293.0	12,196.6	13,112.5	13,040.9
Retained earnings	1,635.1	1,530.8	1,420.7	1,345.3	1,537.2	1,486.3
Total common stockholders' equity	4,088.0	3,983.7	2,964.0	2,888.7	3,092.4	3,041.5

*
The "As Previously Reported" amounts reflect certain reclassifications, which have been made to the amounts previously reported in the Company's Form 10-Q for the thirteen weeks ended February 25, 2001 to conform with recently issued accounting literature. The principal effects of these include reclassification of shipping and handling costs from a reduction in net sales to cost of goods sold and reclassification of consumer sales incentives from selling, general and administrative expenses to a reduction of net sales. The effects of the reclassifications for the thirteen weeks ended February 25, 2001 and February 27, 2000 were to decrease net sales by $35.1 million and increase net sales by $78.1 million, increase cost of goods sold by $38.6 million and $275.5 million and decrease selling, general and administrative expenses by $73.7 million and $197.4 million, respectively. The effects of the reclassifications for the thirty-nine weeks ended February 25, 2001 and February 27, 2000 were to decrease net sales by $5.1 million and increase net sales by $227.1 million, increase cost of goods sold by $327.8 million and $814.2 million and decrease selling, general and administrative expenses by $332.9 million and $587.1 million, respectively. These reclassifications had no impact on previously reported income before income taxes and cumulative effect of changes in accounting, net income or income per share amounts.

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

Restatement

    Subsequent to the issuance of the Company's 2000 consolidated financial statements and the filing of its 2000 Annual Report on Form 10-K with the Securities and Exchange Commission (the "SEC"), the Company's management determined that accounting and conduct matters at its United Agri Products, Inc. subsidiary ("UAP") principally related to revenue recognition for deferred delivery sales and vendor rebates, advance vendor rebates, and bad debt reserves would require restatement of such financial statements. The restatement also corrects an error relating to consolidation of intracompany profit on sales within UAP during fiscal 1998. As a result, the fiscal 2000 and 2001 third quarter condensed consolidated financial statements and related disclosures have been restated from the amounts previously reported for deferred delivery sales and vendor rebates and bad debt reserves. See Note 9. Fiscal 2000 and 2001 third quarter condensed consolidated financial statements were not impacted by the restatement resulting from advance vendor rebates.

    In addition, in the fourth quarter of fiscal 2001, the Company changed its methods of accounting as of the beginning of fiscal 2001 for revenue recognition relating to shipping terms for certain of its product sales, sales incentives granted to retailers and consumer sales incentives. As a result, the fiscal 2001 third quarter condensed consolidated financial statements and related disclosures have been restated from the amounts previously reported. See Note 8. Furthermore, certain reclassifications have been made to amounts previously reported in the Company's Form 10-Q for the quarter ended February 25, 2001 to conform with recently issued accounting literature. See Note 9.

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

	Thirteen weeks ended Feb. 25, 2001 and Feb. 27, 2000		Thirty-nine weeks ended Feb. 25, 2001 and Feb. 27, 2000
	As Reported	Excluding Restructuring Charges	As Reported	Excluding Restructuring Charges
Net sales	$522.0	$522.0	$1,371.8	$1,371.8
Costs and expenses
Cost of goods sold	371.2	398.5	936.2	1,062.0
Selling, general and administrative expenses	141.5	171.1	185.9	234.8
Interest expense	50.1	50.1	88.7	88.7
Restructuring/Impairment charges	(27.7)	—	(61.4)	—

	535.1	619.7	1,149.4	1,385.5

Income before income taxes and cumulative effect of changes in accounting	(13.1)	(97.7)	222.4	(13.7)
Income taxes	(4.5)	(36.6)	87.4	2.3

Income before cumulative effect of changes in accounting	(8.6)	(61.1)	135.0	(11.4)
Cumulative effect of changes in accounting	—	—	(43.9)	(43.9)

Net income	$(8.6)	$(61.1)	$91.1	$(55.3)

Income before cumulative effect of changes in accounting per share—basic	$(.04)	$(.15)	$$.21	$(.10)

Income before cumulative effect of changes in accounting per share—diluted	$(.04)	$(.15)	$$.21	$(.10)

Income per share—basic	$(.04)	$(.15)	$.12	$(.19)

Income per share—diluted	$(.04)	$(.15)	$.12	$(.19)

    In comparison to fiscal 2000 third quarter, the Company's fiscal 2001 third quarter diluted income per share was $.22, a decrease of $.04, or 15.4 percent; operating profit was $355.6 million, an increase of $2.6 million, or .7 percent; and net income was $115.8 million, a decrease of $8.6 million, or 6.9 percent. Excluding restructuring charges recognized in the third quarter of fiscal 2000, the Company's fiscal 2001 third quarter diluted income per share decreased $.15, or 40.5 percent; operating profit decreased $82.0 million, or 18.7 percent; and net income decreased $61.1 million, or 34.5 percent.

    For the first nine months of fiscal 2001, diluted income per share was $1.01, an increase of $.12, or 13.5 percent; operating profit was $1,452.7 million, an increase of $290.4 million, or 25.0 percent; and net income was $517.2 million, an increase of $91.1 million, or 21.4 percent. The sum of the income per share for fiscal 2001 first, second and third quarters does not equal the income per share reported for the first nine months of fiscal 2001 due to rounding. Excluding restructuring charges recognized in the first nine months of fiscal 2000, the Company's fiscal 2001 first nine months diluted income per share decreased $.18, or 15.0 percent; operating profit increased $54.3 million, or 3.9 percent; and net income decreased $55.3 million, or 9.7 percent.

    In the Company's Packaged Foods segment, third quarter sales increased $423.2 million, or 22.4 percent, over the same period in the prior year, while sales for the first nine months of fiscal 2001 increased $745.2 million, or 13.2 percent, over the same period in the prior year. The segment's third quarter and first nine months' increase in sales resulted primarily from the broader portfolio of shelf stable products associated with the IHF acquisition (which occurred at the end of the Company's fiscal 2001 first quarter) as well as growth in the segment's foodservice-oriented business unit which includes french fry, specialty meat, seafood and tortilla operations. Continued adjustment in inventory levels by major trade customers slowed overall segment sales and profit growth, despite improved consumer purchases and market positions for several key products. Operating profit for the third quarter increased $43.7 million, or 18.5 percent, as compared to the same period in fiscal 2000, while operating profit for the first nine months increased $219.5 million, or 34.1 percent, as compared to the first nine months of fiscal 2000. These operating profit increases were favorably impacted by the sales growth cited above, and were offset, in part, by weaker results in the segment's frozen foods business unit, higher marketing investment within the segment's shelf stable and frozen foods business units, and higher energy-related costs across the entire segment. Fiscal 2001 third quarter and first nine months' increases in operating profit were also favorably impacted by restructuring plan charges recognized in fiscal 2000. Excluding restructuring plan charges recognized in fiscal 2000, third quarter operating profit decreased $8.3 million, or 2.9 percent, over the third quarter of fiscal 2000, while operating profit for the first nine months of fiscal 2001 increased $70.2 million, or 8.9 percent, as compared to the same period in fiscal 2000.

    In the Company's Refrigerated Foods segment, third quarter sales increased $26.8 million, or .9 percent, as compared to third quarter fiscal 2000. Operating profit for the third quarter decreased $20.7 million, or 21.0 percent, as compared to the same period in fiscal 2000. Increased profitability for the segment's branded prepared meat business was more than offset by increased product input costs in the segment's fresh protein operations. For the first nine months of fiscal 2001, sales increased $406.3 million, or 4.3 percent, while operating profit increased $9.1 million, or 2.7 percent as compared to the first nine months of fiscal 2000. Fiscal 2001 third quarter and first nine months' changes in operating profit were negatively impacted by higher energy-related costs and were favorably impacted by restructuring plan charges recognized in fiscal 2000. Excluding restructuring plan charges recognized in fiscal 2000, third quarter operating profit decreased $32.4 million, or 29.3 percent, over the third quarter of fiscal 2000, while operating profit for the first nine months of fiscal 2001 decreased $28.6 million, or 7.7 percent, as compared to the comparable period in fiscal 2000.

    In the Company's Agricultural Products segment, third quarter sales increased $72.0 million, or 8.5 percent, as compared to third quarter fiscal 2000. For the first nine months of fiscal 2001, sales increased $220.3 million, or 5.3 percent. Operating profit for the third quarter decreased $20.4 million, or 109.7 percent, resulting in an operating loss of $1.8 million. The operating loss was attributable to the segment's agricultural inputs distribution business. The lower profitability at the segment's agricultural inputs distribution business was due, in part, to issues affecting the agricultural economy, including concerns among growers over biotechnology, changes in farm policy, and the impact of high natural gas prices on fertilizer cost and availability.  The Company anticipates the current agricultural economy will continue to have a negative effect on the segment's fourth quarter operating results. Operating profit increased $61.8 million, or 33.2 percent as compared to the first nine months of fiscal 2000. The third quarter and first nine months' changes in operating profit were also impacted by restructuring plan charges included in fiscal 2000's operating results. Excluding restructuring plan charges recognized in fiscal 2000, third quarter operating profit decreased $41.3 million, or 104.6 percent, over the third quarter of fiscal 2000, while operating profit for the first nine months of fiscal 2001 increased $12.7 million, or 5.4 percent, as compared to the comparable period in fiscal 2000.

    General corporate expense for the third quarter and first nine months of fiscal 2001 decreased $36.1 million, or 65.5%, and $37.0 million, or 19.2%, respectively. Both the third quarter and first nine months of fiscal 2001 were positively impacted by the Company's reduction of certain reserves by a total of $35 million as a result of the resolution of certain litigation and reevaluation of reserves for other corporate matters.

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

Part II—Other Information

Item 5. Other Information

    The unaudited pro forma combined condensed financial statements, which give effect to the acquisition of International Home Foods by the Company under the purchase method of accounting for the thirty-nine weeks ended February 25, 2001 and the fiscal year ended May 28, 2000, are attached hereto as Exhibit 99.1.

Item 6. Exhibits and Reports on Form 8-K

(A)	Exhibits
	12—	Statement regarding computation of ratio of earnings to fixed charges
	99.1—	The unaudited pro forma combined condensed financial statements, which give effect to the acquisition of International Home Foods by ConAgra Foods under the purchase method of accounting.
(B)	Reports on Form 8-K

      The Company filed a report on Form 8-K dated February 13, 2001 relating to its earnings outlook for the fiscal year ending May 27, 2001.

CONAGRA FOODS, INC.
By:	/s/ JAMES P. O'DONNELL James P. O'Donnell Executive Vice President, Chief Financial Officer and Corporate Secretary
By:	/s/ DWIGHT J. GOSLEE Dwight J. Goslee Executive Vice President, Operations Control and Development
By:	/s/ JAY D. BOLDING Jay D. Bolding Senior Vice President, Controller

Dated this 22nd day of June 2001.

ConAgra Foods, Inc. and Subsidiaries
Exhibit Index

EXHIBIT	DESCRIPTION	PAGE
12	Statement regarding computation of ratio of earnings to fixed charges	26
99.1	The unaudited pro forma combined condensed financial statements, which give effect to the acquisition of International Home Foods by ConAgra Foods under the purchase method of accounting.	27

QuickLinks

Part I—Financial Information Item 1. Condensed Consolidated Financial Statements ConAgra Foods, Inc. and Subsidiaries
Part I—Financial Information Item 1. Condensed Consolidated Financial Statements ConAgra Foods, Inc. and Subsidiaries Condensed Consolidated Statements of Earnings (in millions except per share amounts) (unaudited)
ConAgra Foods, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (in millions) (unaudited)
ConAgra Foods, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (dollars in millions except per share amounts) (unaudited)
ConAgra Foods, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (in millions) (unaudited)
ConAgra Foods, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements For the Thirty-nine Weeks ended February 25, 2001 (columnar dollars in millions except per share amounts)
ConAgra Foods, Inc. and Subsidiaries Part I—Financial Information
ConAgra Foods, Inc. and Subsidiaries Part II—Other Information
ConAgra Foods, Inc. and Subsidiaries Exhibit Index