Form 10-K405
period 2001-05-27
CONAGRA FOODS INC /DE/
filed 2001-08-24
CIK 23217

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 27, 2001

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

   At July 31, 2001, 537,298,994 common shares were outstanding. The aggregate market value of the voting common stock of ConAgra Foods, Inc. held by non-affiliates on July 31, 2001, was approximately $11.5 billion.

   Documents incorporated by reference are listed on page 2

Documents Incorporated by Reference

   Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended May 27, 2001 are incorporated into Part I, Item 1; Part II, Items 5, 7, 7A, and 8; and Part IV, Item 14.

   Portions of the Registrant's definitive Proxy Statement filed for Registrant's 2001 Annual Meeting of Stockholders are incorporated into Part III, Items 10, 11, 12, and 13.

PART I

ITEM 1.  BUSINESS

a) General Development of Business

    ConAgra Foods, Inc. ("ConAgra Foods" or the "company") is one of the world's largest branded food companies. The company is North America's largest manufacturer and marketer of food for the foodservice channel and second-largest manufacturer and marketer of food for the retail food channel. The company's food sales are approximately $22 billion of its $27 billion in total annual sales.

    Nebraska Consolidated Mills Company, which was originally incorporated in Nebraska on September 29, 1919, changed its name to ConAgra, Inc. on February 25, 1971, and since December 5, 1975, has been incorporated in Delaware. On September 28, 2000, ConAgra, Inc. changed its name to ConAgra Foods, Inc. to indicate a focus on serving food customers.

    Acquisitions have contributed substantially to the company's sales and earnings growth, both in the years of acquisition and in subsequent years. Major acquisitions have included International Home Foods, Seaboard Poultry, Nabisco's margarine and egg alternative businesses, GoodMark Foods, Gilroy Foods, Canada Malting Company, Van Camp's canned bean and Wolf Brand Chili businesses, MC Retail Foods, Universal Frozen Foods, Golden Valley Microwave Foods, the assets of Elders' beef, malt and wool businesses in Australia, Beatrice Company, eight U.S. flour mills acquired from International Multifoods, Pillsbury's grain merchandising business, the assets of Armour Food Company, SIPCO (formerly Swift Independent Packing Company), Chun King and Patio frozen foods businesses, Morton, Monfort of Colorado, Peavey Company, Country Pride Foods, Banquet Foods, and United Agri Products.

b) Financial Information about Reporting Segments

    The company's businesses are classified into three reporting segments: Packaged Foods, Refrigerated Foods and Agricultural Products. The contributions of each reporting segment to net sales and operating profit, and the identifiable assets attributable to each reporting segment are set forth in Note 20 "Business Segments and Related Information" on pages 56 through 58 of the company's 2001 Annual Report to Stockholders and is incorporated herein by reference.

c) Narrative Description of Business

    The company competes in multiple segments of the food business and focuses on adding value for customers in the retail food, foodservice, and agricultural products channels.

    ConAgra Food's reporting segments are described below. The ConAgra Foods companies and locations, including distribution facilities, within each reporting segment are described in Item 2.

  Packaged Foods

    In its Packaged Foods segment, ConAgra Foods produces shelf-stable foods, frozen foods, dairy case products, and foodservice products for retail, foodservice and specialty markets.

    Shelf-stable products include tomato products, pasta products, cooking oils, popcorn, soup, puddings, meat snacks, canned beans, canned pasta, tuna, canned chili, cocoa mixes, and peanut butter. Shelf-stable major brands include Hunt's, Healthy Choice, Chef Boyardee, Wesson, Orville Redenbacher's, PAM, Slim Jim, Act II, Peter Pan, Van Camp's, Gulden's, Beanee Weenee, Manwich, Hunt's Snack Pack, Swiss Miss, Knott's Berry Farm, Chun King, Bumble Bee, La Choy, Gebhardt, Wolf Brand, Pemmican, Penrose, and Andy Capp's.

    Frozen Foods' products include dinners, pizzas, entrees, snacks, ice cream, and seafood. Frozen food major brands include Healthy Choice, Banquet, Marie Callender's, Kid Cuisine, MaMa Rosa's, Papa G's, Gilardi's, The Max, Morton, Patio, Chun King, LaChoy, Artel, and Wolfgang Puck.

    Dairy Foods' products include tablespreads, cheeses, egg alternatives and dessert toppings. Dairy Foods major brands include Parkay, Blue Bonnet, Fleischmann's, Egg Beaters, Healthy Choice, County Line, Reddi-wip, and Treasure Cave.

    Foodservice products include potato products, ethnic food products, hand-held dough-based products, specialty meats, and other products primarily for foodservice markets. Foodservice major brands include Lamb Weston, Fernando's, Casa de Oro, Holly Ridge, Rosarita, and Zoll.

  Refrigerated Foods

    In its Refrigerated Foods segment, ConAgra Foods produces and markets fresh and branded processed meats, beef and pork products, chicken and turkey products and meat alternative products for retail, foodservice, institutional and specialty markets.

    The processed meat products include hot dogs, bacon, ham, sausages, cold cuts, turkey products and kosher products. Fresh meat products include beef, pork and lamb. The poultry businesses include chicken and turkey products. Meat alternative products include soy-based items like meatless hot dogs and patties.

    Refrigerated Foods' major brands include Armour, Butterball, Cook's, Country Pride, Decker, Monfort, Eckrich, Healthy Choice, To-Ricos, Texas BBQ, Ready Crisp, Hebrew National, Brown "N Serve, Golden Star, Lightlife, National Deli and Swift Premium. In addition, the company owns Australia Meat Holdings Pty Ltd., a major Australian beef processor and exporter.

  Agricultural Products

    In the segment's food ingredients sector, ConAgra Foods primarily processes and distributes ingredients for food and beverage products and meat and poultry production. The ingredient processing businesses include flour milling, specialty food ingredients and manufacturing, oat and corn milling, dry edible bean processing and merchandising and barley malting. ConAgra Foods also markets bulk agricultural commodities throughout the world through its grain procurement and merchandising, food-related commodity trading and commodity services.

    Through its Agricultural Products segment, ConAgra Foods distributes crop protection chemicals, fertilizers, seeds and information systems at wholesale and retail levels. Major agricultural brands include Clean Crop, ACA, Awaken mPower3 (e-merge), Savage, Shotgun, Saber, Signature, and Loveland Industries.

    The Agricultural Products businesses experience some seasonality. This seasonality coincides with normal agricultural growing seasons.

  General

    The following comments pertain to each of the company's reporting segments.

    ConAgra Foods is a food company that operates in many different areas of the food business, from basic agricultural inputs to production and sale of branded consumer products. As a result, ConAgra Foods uses many different raw materials, the bulk of which are commodities. Raw materials are generally available from several different sources and ConAgra Foods presently believes that it can obtain these as needed.

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

    Many of ConAgra Foods' facilities and products are subject to various laws and regulations administered by the United States Department of Agriculture, the Federal Food and Drug Administration and other federal, state, local and foreign governmental agencies relating to the quality of products, sanitation, safety and environmental control. The company believes that it complies with such laws and regulations in all material respects, and that continued compliance with such regulations will not have a material effect upon capital expenditures, earnings or the competitive position of the company.

    ConAgra Foods and its subsidiaries have more than 89,000 employees, primarily in the United States.

d) Foreign Operations

    Foreign operations information is set forth in Note 20 "Business Segments and Related Information" on pages 56 through 58 of the company's 2001 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 2. PROPERTIES

    The company's corporate headquarters are located in Omaha, Nebraska. The headquarters and principal operating locations of each business are set forth in the following list of ConAgra Foods' locations.

    The company maintains a number of distribution facilities, in addition to distribution facilities and warehouse space available at substantially all of its manufacturing facilities.

    Utilization of manufacturing capacity varies by type of product manufactured, plant and week. In general, ConAgra Foods operates most of its manufacturing facilities in excess of 80% of standard industry capacity. Standards vary by industry from 40 hours per week to 144 hours per week.

    Most principal manufacturing facilities are held in fee. However, certain parcels of land, machinery and buildings, and substantially all of ConAgra Foods' transportation equipment used in its processing and merchandising operations, are leased.

PACKAGED FOODS

ConAgra Frozen Prepared Foods
Headquarters in Omaha, Nebraska.

  ConAgra Frozen Foods
  Headquarters and corporate sales office in Omaha, Nebraska.
  Eight manufacturing facilities in Arkansas, Iowa and Missouri. Three manufacturing facilities and one sales office in Canada. Product development facility in Omaha, Nebraska.

  Gilardi Foods
  Headquarters and corporate sales office in Omaha, Nebraska. Two manufacturing facilities in Ohio.

ConAgra Grocery Products Companies
Headquarters in Irvine, California.

  ConAgra Grocery Products Company
  Headquarters in Irvine, California.
  Product development facility in Irvine. 17 manufacturing plants, 11 distribution centers and over 20 grocery and foodservice sales offices serving the U.S. and Canada:

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

  ConAgra Store Brands
  Headquarters in Lakeville, Minnesota
  Manufacturer and distributor of private label food products for the retail grocery, club and mass-merchandise markets. One manufacturing facility in Minnesota and two manufacturing facilities in Illinois.

  Bumble Bee Seafoods
  Headquarters in San Diego, California
  Six processing/packaging facilities in Ecuador, Puerto Rico, California, Louisiana and Minnesota. Processor of canned tuna and specialty seafood items and frozen/refrigerated surimi products.

  Cloverleaf Seafoods
  Headquarters in Markham, Ontario, Canada
  Market/distribute canned tuna and specialty seafood items and refrigerated surimi products.

ConAgra Foodservice Company
Headquarters in Boise, Idaho

  Lamb-Weston, Inc.
  Headquarters in Tri-Cities, Washington.
  14 plants in Idaho, Oregon, Washington, Minnesota (50-percent owned) and Alberta, Canada. Four plants in The Netherlands (50-percent owned) and one plant in Turkey (50-percent owned). Farming operations in Washington, Oregon and Idaho. Product development facility in Richland, Washington. Sales, marketing and international business development center in Boise, Idaho.

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

Dairy Foods
Headquarters in Downers Grove, Illinois

Eight facilities located in eight states include natural cheese, aerosol, margarine and egg product manufacturing and indirect retail sales and foodservice sales.

REFRIGERATED FOODS

Processed Meats Companies
Headquarters in Downers Grove, Illinois.

  Armour Swift-Eckrich
  Product development in Downers Grove and 25 plants in 14 states, processed meat plant in Panama, distribution centers in Kansas, Michigan, Illinois and Puerto Rico, serving:

    ASE Consumer Products Company

    ASE Deli

    ASE Foodservice Company

    ASE International

    Butterball Turkey Company

    Decker Food Company

    National Foods, Inc.

    Louis Kemp

  Lightlife Foods, Inc.
  Headquarters and manufacturing facility in Massachusetts.

  Cook Family Foods, Ltd.
  Headquarters in Lincoln, Nebraska.
  Three plants in Nebraska, Kentucky and Missouri.

  Renewable Environmental Solutions
  Headquarters in Downers Grove, Illinois.

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

  Monfort Fresh Meats Company
  Headquarters in Greeley, Colorado.
  Two plants in Idaho & Nebraska.

ConAgra Poultry Company
Headquarters in Duluth, Georgia.

  ConAgra Broiler Company
  Headquarters in Duluth, Georgia.
  14 broiler growing and processing divisions in Alabama, Arkansas, Georgia, Kentucky, Louisiana, Tennessee, and Puerto Rico. Four further processing cook plants in Georgia, Tennessee, West Virginia, and Louisiana.

  Professional Food Systems
  Headquarters in El Dorado, Arkansas.
  14 sales and distribution units in nine states.

Swift & Company
Headquarters in Greeley, Colorado.
Three pork processing plants in Iowa, Minnesota and Kentucky. One further processing plant in California.

AGRICULTURAL PRODUCTS

ConAgra Food Ingredients Companies
Headquarters in Omaha, Nebraska.

  Grain Processing
  Headquarters in Omaha, Nebraska.
  25 flour mills in 14 states. Two joint ventures in the United States, one flour mill and one elevator. Corn merchandising and processing facility in Kansas. Two oat processing facilities in Nebraska and Canada. A flour mill, a dry corn mill and grain trading in Puerto Rico.

  International
  Headquarters in Omaha, Nebraska.
  Poultry, animal feed and processed meat facilities in Portugal and feed plants in Spain. Four malt joint ventures with barley malting facilities in the United States, Canada, Australia and the United Kingdom, doing business as ConAgra Malt. A food products distribution joint venture in Mexico doing business as Verde Valle. Edible oil processing and grain trading joint venture in India, doing business as Agro Tech Foods Limited. Joint venture oilseed processing plant in Argentina, doing business as Pecom Agra. A specialty marketing business with processed eggs, Mexican food products, and food oils business headquartered in Texas. Two animal feed plants in Georgia and Alabama.

  Ingredients
  Headquarters in Omaha, Nebraska.
  A spice plant and research and development facility in Illinois. A seasoning plant and research and development facility in New Jersey. Flavorings plants in New Jersey and Utah. Food ingredients distribution business headquartered in Iowa with distribution centers in Texas, Illinois and Colorado. A distributor of supplies and equipment for the food processing industry in Texas. Chili products plants located in California, New Mexico, and Santiago, Chile, with a research and development facility in California. A garlic and onion dehydration and processing facility with a supporting research and development facility in California and dehydration and processing plants in Nevada and Oregon. A vegetable dehydration and processing facility in California.

ConAgra Trade Group
Headquarters in Omaha, Nebraska.

  Agricultural Division
  Headquarters in Omaha, Nebraska.
  The Agricultural Division is a global merchandiser and marketer of grains, oilseeds and feed ingredients, including vegetable and animal products. The division consists of an extensive network of grain merchandising offices and grain elevators in the United States and Canada. International marketing is facilitated through offices in Mexico, Italy, Hong Kong, Brazil and Australia, and with representative agents throughout the world.

  KBC Edible Beans
  Headquarters in Stockton, California.
  KBC Edible Beans is an international leader in the sourcing, processing, distribution and marketing of dry edible beans. KBC operates an extensive network of facilities in the United States and a facility in Argentina. International marketing is facilitated through offices in Argentina, China, Chile, Switzerland and Hong Kong, and with representative agents throughout the world.

  ConAgra International Fertilizer
  Headquarters in Savannah, Georgia.
  ConAgra International Fertilizer originates, transports and markets bulk fertilizer products throughout the world. International sourcing and distribution is facilitated through offices in the United Kingdom, Hong Kong and Singapore.

  ConAgra Energy Services and Financial Products
  Headquarters in Omaha, Nebraska.
  ConAgra Energy Services originates and markets petroleum and other energy products throughout the United States. The financial products group provides strategic risk management services for ConAgra Foods, its customers and suppliers.

ConAgra Agri Products Companies
Headquarters in Greeley, Colorado.

  United Agri Products Companies
  Headquarters in Greeley, Colorado.
  Over 525 field sales, administration, warehouse, rail, formulation and joint venture locations in the United States, Canada, United Kingdom, Mexico, South Africa, Chile, Bolivia, Ecuador, Argentina, France, Peru, Taiwan and Zimbabwe. Businesses are involved with crop protection products, seed, liquid and dry fertilizer operations.

ITEM 3. LEGAL PROCEEDINGS

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

    On June 22, 2001, the company filed an amended annual report on Form 10-K for the fiscal year ended May 28, 2000. The filing includes restated financial information for fiscal years 1997, 1998, 1999 and 2000. The restatement, due to accounting and conduct matters at its United Agri Products, Inc. subsidiary, was based upon an investigation undertaken by the company and the Audit Committee of its Board of Directors. That investigation, and an informal inquiry by the staff of the Securities and Exchange Commission, are continuing. The restatement was principally related to revenue recognition for deferred delivery sales and vendor rebates, advance vendor rebates, and bad debt reserves.

    On August 10, 2001, a purported class action lawsuit was filed against the company and certain of its executive officers. The complaint alleges that the defendants violated the federal securities laws in connection with the events resulting in the company's restatement of its financial statements. The complaint seeks (a) a declaration that the action is maintainable as a class action and that the plaintiff is a proper class representative, (b) unspecified compensatory damages, (c) reasonable attorneys' fees, and (d) any other relief deemed proper by the court. The lawsuit was filed in United States District Court for Nebraska and is entitled Gebhardt v. ConAgra Foods, Inc., et. Al. Case No. 810CV427. The company believes the lawsuit is without merit and plans to vigorously defend the action.

    The company is a party to a number of other lawsuits and claims arising out of the operation of its businesses. After taking into account liabilities recorded for all of the foregoing matters, management believes the ultimate resolution of such matters should not have a material adverse effect on the company's financial condition, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT AS OF AUGUST 24, 2001

Name	Title & Capacity	Age	Year Assumed Present Office
Bruce C. Rohde	Chairman, Chief Executive Officer and President	52	1998
James P. O'Donnell	Executive Vice President, Chief Financial Officer and Corporate Secretary	53	1997
Dwight J. Goslee	Executive Vice President, Operations Control and Development	51	2001
Owen C. Johnson	Executive Vice President, Human Resources and Administration	55	1998
Jay D. Bolding	Senior Vice President, Controller	41	1999
Kenneth W. Gerhardt	Senior Vice President and Chief Information Officer	51	1998
Timothy P. McMahon	Senior Vice President, Communications and Corporate Marketing	47	2000
Stephen J. Tibey	Senior Vice President, Supply Chain Management	53	1999
Kevin W. Tourangeau	Senior Vice President, Operational Effectiveness	49	1999
Michael D. Walter	Senior Vice President, Commodity Procurement and Economic Strategy	52	2000

    The foregoing have held executive officer positions with ConAgra Foods for the past five years, except as follows:

    Owen C. Johnson was Senior Vice President, Human Resources, Corporate Communications and Administration of NISOURCE from 1990 to 1998. He joined ConAgra as Senior Vice President, Human Resources and Administration in June 1998 and was named Executive Vice President in 2001.

    Jay D. Bolding joined ConAgra Foods in 1997 as Vice President, Business Processes and Financial Analysis. He became Vice President, Controller in February 1999 and was named Senior Vice President in June 2000. He was Vice President, Chief Financial Officer and Treasurer of Allen & O'Hara, Inc., a construction and property management company from 1995 to 1997.

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

    Stephen J. Tibey joined ConAgra in November 1999 as Senior Vice President Supply Chain Management. Prior to his joining the company, Mr. Tibey was with Kraft where he served as Vice President, Operation Services from 1998 to 1999 and Vice President, Distribution Operations from 1994 to 1998.

    Kevin W. Tourangeau joined ConAgra Foods in his current position in March 1999. Previously he was with Randol Management Consultants, which he founded in 1998, where he worked with major corporations, including ConAgra Foods, to improve operations and profitability.

    Michael D. Walter joined ConAgra Foods in 1989 as President of ConAgra Specialty Grain Products. He was named to his current position in October 1996.

OTHER SIGNIFICANT EMPLOYEES OF THE REGISTRANT AS OF AUGUST 24, 2001

Name	Title & Capacity	Age	Year Assumed Present Office
Larry A. Carter	President and Chief Operating Officer, ConAgra Food Ingredients	49	2000
Raymond J. De Riggi	President and Chief Operating Officer, ConAgra Grocery Products Companies	53	1998
Timothy M. Harris	President and Chief Operating Officer, ConAgra Refrigerated Prepared Foods	45	1997
Gregory A. Heckman	President and Chief Operating Officer, ConAgra Trade Group	39	1996
R. Dean Hollis	President and Chief Operating Officer, ConAgra Frozen Prepared Foods	41	2000
Blake D. Lovette	President and Chief Operating Officer, ConAgra Poultry Company	58	1998
Floyd McKinnerney	President and Chief Operating Officer, United Agri Products Companies	64	1998
Richard A. Porter	President and Chief Operating Officer, ConAgra Foodservice Company	52	1998
Richard G. Scalise	President and Chief Operating Officer, ConAgra Dairy Food Companies	46	2000
John S. Simons	President and Chief Operating Officer, ConAgra Beef Companies	40	1999
F. Martin Thrasher	President, ConAgra Retail Food Products Company	50	2001

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

    R. Dean Hollis was Vice President, Trade Development ConAgra Frozen Foods from 1995 to 1998 and President of Gilardi Foods from 1998 to March 2000. He was named to his current position in 2000.

    Blake D. Lovette was named to his current position upon joining the company in 1998. Prior to joining the company he owned and operated The Lovette Company, a transportation and distribution company located in Wilkesboro, North Carolina.

    Floyd McKinnerney was named to his current position in 2000. He previously served in other executive postitions with United Agri Products Companies.

    Richard A. Porter was President of Lamb Weston, Inc. from 1990 to 1998. He was named to his current position in June 1998.

    Richard G. Scalise joined the company in 1997 as President of the ASE Deli/Foodservice Company. He was named to his current position during 2000. Prior to joining the company, Mr. Scalise was President and Chief Operating Officer of H&M Corporation.

    John S. Simons was Vice President, Red Meat Business Development with Excel from 1996 to 1999. He was Vice President and General Manager, Canada for Excel from 1993 to 1996. He was named to his current position in 1999.

    F. Martin Thrasher was named to his current position upon joining the company in 2001. Prior to joining the company, Mr. Thrasher was with Campbell Soup Company where he served in various positions since 1996 including President North America from 2000 to 2001.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    ConAgra Foods' common stock is listed on the New York Stock Exchange. Ticker symbol: CAG. At the end of fiscal 2001, 537.1 million shares of common stock were outstanding, including 12.8 million shares held in the company's Employee Equity Fund. There were 34,000 shareholders of record, 31,000 holders via ConAgra Foods' 401(k) plan for employees and more than 190,000 "street-name" beneficial holders whose shares are held in names other than their own. During fiscal 2001, 419 million shares were traded, a daily average of approximately 1.7 million shares.

    Quarterly sales price and dividend information is incorporated herein by reference to Note 21 "Quarterly Results (Unaudited)" on page 58 of the company's 2001 Annual Report to Stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table presents selected consolidated financial data for the company for each of the five fiscal years 1997 through 2001. All amounts are in millions except per share data. Prior years per share amounts have been adjusted to reflect the two-for-one stock split which was effective October 1, 1997.

For the Fiscal Years Ended May	2001*	2000	1999	1998	1997
Net sales	$27,194.2	$25,534.6	$24,844.4	$24,544.6	24,407.7
Income before cumulative effect of changes in accounting	682.5	382.3**	330.2***	632.3	630.9
Net income	638.6	382.3**	330.2***	617.5	630.9
Basic income per share
Income before cumulative effect of changes in accounting	1.33	.80**	.70***	1.36	1.35
Net income	1.24	.80**	.70***	1.33	1.35
Diluted income per share
Income before cumulative effect of changes in accounting	1.33	.80**	.69***	1.33	1.32
Net income	1.24	.80**	.69***	1.30	1.32
Cash dividends declared per share of common stock	.8785	.7890	.6918	.6050	.5275
At Year End
Total assets	$16,480.8	$12,196.6	$12,081.5	$11,781.5	$11,440.3
Senior long-term debt (noncurrent)	3,359.5	1,816.8	1,793.1	1,753.5	1,628.5
Subordinated long-term debt (noncurrent)	750.0	750.0	750.0	750.0	750.0
Preferred securities of subsidiary company	525.0	525.0	525.0	525.0	525.0
*
On August 24, 2000, ConAgra Foods acquired International Home Foods.

**
2000 amounts include restructuring and restructuring-related charges: before tax, $621.4 million; after tax, $385.3 million. Excluding the charges, basic earnings per share were $1.61 and diluted earnings per share were $1.60.

***
1999 amounts include restructuring charges: before tax, $440.8 million; after tax, $337.9 million. Excluding the charges, basic earnings per share were $1.42 and diluted earnings per share were $1.40.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Incorporated herein by reference to "Management's Discussion & Analysis" on pages 32 through 40 of the company's 2001 Annual Report to Stockholders.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Incorporated herein by reference to the subsection "Market Risk" in "Management's Discussion & Analysis" on pages 38 and 39 of the company's 2001 Annual Report to Stockholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following consolidated financial statements of ConAgra Foods and Subsidiaries and Independent Auditors' Report set forth on pages 41 through 59 of the company's 2001 Annual Report to Stockholders are incorporated herein by reference:

    Consolidated Statements of Earnings—Years ended May 27, 2001, May 28, 2000 and May 30, 1999

    Consolidated Statements of Comprehensive Income—Years ended May 27, 2001, May 28, 2000 and May 30, 1999

    Consolidated Balance Sheets—May 27, 2001 and May 28, 2000

    Consolidated Statements of Common Stockholders' Equity—Years ended May 27, 2001, May 28, 2000 and May 30, 1999

    Consolidated Statements of Cash Flows—Years ended May 27, 2001, May 28, 2000 and May 30, 1999

    Notes to Consolidated Financial Statements

    The supplementary data regarding quarterly results of operations are set forth in Note 21 "Quarterly Results (Unaudited)" on page 58 of the company's 2001 Annual Report to Stockholders is incorporated herein by reference.

    Independent Auditors' Report

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Incorporated herein by reference to "Board of Directors and Election" on page 3 of the company's Proxy Statement for its 2001 Annual Meeting of Stockholders. Information concerning all Executive Officers of the company is included in Part I above.

ITEM 11.  EXECUTIVE COMPENSATION

    Incorporated herein by reference to (i) "Executive Compensation" through "Benefit Plans and Retirement Programs" on pages 5 through 7 of the company's Proxy Statement, and (ii) information on director compensation on page 4 of the company's Proxy Statement for its 2001 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated herein by reference to "Voting Securities Owned by Certain Beneficial Owners" and "Voting Securities Owned by Executive Officers and Directors" on page 2 of the company's Proxy Statement for its 2001 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated herein by reference to (i) the last paragraph of "Directors' Meetings and Compensation" on page 4 of the company's Proxy Statement, and (ii) the last paragraph of "Benefit Plans and Retirement Programs" on page 9 of the company's Proxy Statement for its 2001 Annual Meeting of Stockholders.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)
List of documents filed as part of this report:

1.
Financial Statements

    All financial statements of the company as set forth under Item 8 of this report on Form 10-K.

  2.
  Financial Statement Schedules

Schedule Number	Description	Page Number
S-II	Valuation and Qualifying Accounts	24

    All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements, notes thereto.

  3.
  Exhibits

    All exhibits as set forth on the Exhibit Index, which is incorporated herein by reference.

b)
Reports on Form 8-K

    The company filed a report on Form 8-K dated May 23, 2001 relating to its intention to restate financial statements based on an investigation of its UAP subsidiary undertaken by the company and the Audit Committee of its Board of Directors.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ConAgra Foods, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of August, 2001.

CONAGRA FOODS, INC.
/s/ BRUCE C. ROHDE Bruce C. Rohde Chairman, Chief Executve Officer and President
/s/ JAMES P. O'DONNELL James P. O'Donnell Executive Vice President, Chief Financial Officer and Corporate Secretary
/s/ DWIGHT J. GOSLEE Dwight J. Goslee Executive Vice President, Operations Control and Development
/s/ JAY D. BOLDING Jay D. Bolding Senior Vice President, Controller

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 24th day of August, 2001.

Bruce C. Rohde*
Mogens C. Bay*
John T. Chain, Jr.*
Charles M. Harper*
Alice B. Hayes
Robert A. Krane*
Mark Rauenhorst*
Carl E. Reichardt*
Ronald W. Roskens*
Marjorie M. Scardino*
Walter Scott, Jr.*
Kenneth E. Stinson*
Clayton K. Yeutter*	Director Director Director Director Director Director Director Director Director Director Director Director Director

    * Bruce C. Rohde, by signing his name hereto, signs this annual report on behalf of each person indicated. A Power-of-Attorney authorizing Bruce C. Rohde to sign this annual report on Form 10-K on behalf of each of the indicated Directors of ConAgra Foods, Inc. has been filed herein as Exhibit 24.

By:	/s/ BRUCE C. ROHDE Bruce C. Rohde Attorney-In-Fact

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
ConAgra Foods, Inc.
Omaha, Nebraska

    We have audited the consolidated financial statements of ConAgra Foods, Inc. and subsidiaries as of May 27, 2001 and May 28, 2000, and for each of the three years in the period ended May 27, 2001, and have issued our report thereon dated July 13, 2001 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to change in methods of accounting for revenue recognition relating to the shipping terms for certain of its product sales, retailer sales incentives, and consumer sales incentives); such financial statements and report are included in your 2001 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of ConAgra Foods, Inc. and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
Omaha, Nebraska
July 13, 2001

Schedule II

CONAGRA FOODS, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts

    For the Fiscal Years ended May 27, 2001, May 28, 2000 and May 30, 1999
(in millions)

		Additions
Description	Balance at Beginning of Period	Charged to Income	Other	Deductions from Reserves	Balance at Close of Period
Year ended May 27, 2001
Allowance for doubtful receivables	$62.8	61.4	3.5(2)	27.2(1)	$100.5
Year ended May 28, 2000
Allowance for doubtful receivables	$60.0	51.4	.4(2)	49.0(1)	$62.8
Year ended May 30, 1999
Allowance for doubtful receivables	$68.2	57.9	.2(2)	66.3(1)	$60.0

(1)
Bad debts charged off, less recoveries.

(2)
Primarily reserve accounts of acquired businesses less reserve accounts of divested businesses and foreign currency translation adjustments.

EXHIBIT INDEX

Number	Description	Page No.
3.1	ConAgra Foods' Certificate of Incorporation, as amended, incorporated herein by reference to ConAgra Foods' quarterly report on Form 10-Q for the quarter ended April 27, 2000
3.2	ConAgra Foods' Bylaws, as amended, incorporated herein by reference to ConAgra Foods' quarterly report on Form 10-Q for the quarter ended February 28, 1999
4.1	Rights Agreement dated as of July 12, 1996, Certificate of Adjustment dated October 1, 1997 and Amendment dated July 10, 1998	27
4.2
Form of documents establishing Series A, Series B and Series C Preferred Securities of ConAgra Capital, L.L.C., incorporated herein by reference to Exhibit 4.8 and Exhibit 4.14 of ConAgra Foods' registration on Form S 3 (033 56973)
10.1
Form of Employment Agreement between ConAgra Foods and its executive officers, incorporated herein by reference to Exhibit 10.3 of ConAgra Foods' annual report on Form 10-K for the fiscal year ended May 31, 1998
10.2	ConAgra Foods' Employee Flexible Bonus Payment Plan, incorporated herein by reference to Exhibit 10.4 of ConAgra Foods' annual report on Form 10-K for the fiscal year ended May 25, 1997
10.3	ConAgra Foods Non-Qualified CRISP Plan, incorporated herein by reference to Exhibit 10.6 of ConAgra Foods' annual report on Form 10-K for the fiscal year ended May 30, 1999
10.4
ConAgra Foods Non-Qualified Pension Plan, and First Amendment thereto, incorporated herein by reference to Exhibit 10.7 of ConAgra Foods' annual report on Form 10-K for the fiscal year ended May 30, 1999
10.5
ConAgra Foods Supplemental Pension and CRISP Plan for Change of Control, incorporated herein by reference to Exhibit 10.8 of ConAgra Foods' annual report on Form 10-K for the fiscal year ended May 30, 1999
10.6
ConAgra Foods Incentives and Deferred Compensation Change of Control Plan, incorporated herein by reference to Exhibit 10.9 of ConAgra Foods' annual report on Form 10-K for the fiscal year ended May 30, 1999
10.7	ConAgra Foods 1990 Stock Plan, and amendments thereto incorporated herein by reference to Exhibit 10.10 of ConAgra Foods' annual report on Form 10-K for the fiscal year ended May 28, 2000
10.8	ConAgra Foods 1995 Stock Plan incorporated herein by reference to Exhibit 10.11 of ConAgra Foods' annual report on Form 10-K for the fiscal year ended May 28, 2000
10.9	ConAgra Foods 2000 Stock Plan incorporated herein by reference to Exhibit 10.1 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended August 27, 2000
10.10	ConAgra Foods Directors' Unfunded Deferred Compensation Plan	79

10.11
	ConAgra Foods Employee Equity Fund Trust Agreement, with Stock Purchase Agreement and Revolving Promissory Note executed in connection therewith, incorporated herein by reference to Exhibit 10.14 of ConAgra Foods' annual report on Form 10 K for the fiscal year ended May 25, 1997
10.12	Employment Contract between ConAgra Foods and Bruce C. Rohde, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended February 23, 1997
10.13
	Amendment dated February 16, 1998 to Bruce C. Rohde Employment Contract, incorporated herein by reference to Exhibit 10.19 of ConAgra Foods' annual report on Form 10-K for the fiscal year ended May 31, 1998
10.14	C. M. Harper Deferred Compensation Agreement dated March 15, 1976, incorporated herein by reference to Exhibit 10.20 of ConAgra Foods' annual report on Form 10-K for the fiscal year ended May 31, 1998
10.15	ConAgra Foods Executive Incentive Plan incorporated herein by reference to Exhibit 10.21 of ConAgra Foods' annual report on Form 10-K for the fiscal year ended May 30, 1999
12	Statement regarding computation of ratio of earnings to fixed charges	81
13	Pages 32 through 59 of ConAgra Foods, Inc.'s Annual Report to Stockholders for the fiscal year ended May 27, 2001	82
21	Subsidiaries of ConAgra Foods	110
23	Consent of Deloitte & Touche LLP	114
24	Powers of Attorney	115

    Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to ConAgra Foods' long-term debt are not filed with this Form 10-K. ConAgra Foods will furnish a copy of any such long-term debt agreement to the Securities and Exchange Commission upon request.

    Except for those portions of ConAgra Foods, Inc.'s Annual Report to Stockholders for its fiscal year ended May 27, 2001 (such portions filed hereto as Exhibit 13) specifically incorporated by reference in the report on Form 10-K, such annual report is furnished solely for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of this filing.

    Items 10.1 through 10.15 are management contracts or compensatory plans filed as exhibits pursuant to Item 14(c) of Form 10-K.

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
INDEPENDENT AUDITORS' REPORT
  Schedule II
EXHIBIT INDEX