Form 10-Q
period 2001-08-26
CONAGRA FOODS INC /DE/
filed 2001-10-10
CIK 23217

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 26, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 1-7275

CONAGRA FOODS, INC.
(Exact name of registrant, as specified in charter)

Delaware	47-0248710
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One ConAgra Drive, Omaha, Nebraska	68102-5001
(Address of Principal Executive Offices)	(Zip Code)

(402) 595-4000
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Number of shares outstanding of issuer's common stock, as of September 23, 2001 was 537,270,044.

Part I—Financial Information

Item 1.  Condensed Consolidated Financial Statements

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions except per share amounts)
(unaudited)

	Thirteen Weeks Ended
	August 26, 2001	August 27, 2000
Net sales	$7,607.8	$7,061.5
Costs and expenses
Cost of goods sold	6,551.8	6,198.0
Selling, general and administrative expenses	644.8	524.5
Interest expense	104.1	74.9

	7,300.7	6,797.4

Income before income taxes and cumulative effect of changes in accounting	307.1	264.1
Income taxes	116.7	100.0

Income before cumulative effect of changes in accounting	190.4	164.1
Cumulative effect of changes in accounting	(2.0)	(43.9)

Net income	$188.4	$120.2

Income per share—basic
Income before cumulative effect of changes in accounting	$.36	$.34
Cumulative effect of changes in accounting	—	(.09)

Net income	$.36	$.25

Income per share—diluted
Income before cumulative effect of changes in accounting	$.36	$.34
Cumulative effect of changes in accounting	—	(.09)

Net income	$.36	$.25

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Thirteen Weeks Ended
	August 26, 2001	August 27, 2000
Net income	$188.4	$120.2
Other comprehensive income (loss):
Cumulative effect of change in accounting	(24.6)	—
Derivative adjustment	(9.1)	—
Currency translation adjustment	(7.7)	8.6

Comprehensive income	$147.0	$128.8

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in millions except per share amounts)
(unaudited)

	August 26, 2001	May 27, 2001	August 27, 2000
ASSETS
Current assets
Cash and cash equivalents	$25.9	$198.1	$82.0
Receivables, less allowance for doubtful accounts of $136.1, $100.5 and $73.2	2,450.8	1,605.4	2,302.6
Inventories	4,951.8	5,071.4	4,704.3
Prepaid expenses	612.1	487.7	442.6

Total current assets	8,040.6	7,362.6	7,531.5

Property, plant and equipment	6,931.5	6,851.1	6,828.5
Less accumulated depreciation	(3,075.4)	(2,966.4)	(2,950.2)

Property, plant and equipment, net	3,856.1	3,884.7	3,878.3

Brands, trademarks and goodwill, net	4,771.6	4,840.2	4,607.0
Other assets	395.5	393.3	412.9

	$17,063.8	$16,480.8	$16,429.7

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable	$3,550.6	$2,677.1	$3,536.6
Current installments of long-term debt	122.9	123.1	20.6
Accounts payable	2,156.4	2,289.8	2,063.7
Advances on sales	223.9	349.0	172.7
Other accrued liabilities	1,687.2	1,496.6	1,405.8

Total current liabilities	7,741.0	6,935.6	7,199.4

Senior long-term debt, excluding current installments	3,184.3	3,359.5	3,399.3
Other noncurrent liabilities	836.8	927.5	770.3
Subordinated debt	750.0	750.0	750.0
Preferred securities of subsidiary company	525.0	525.0	525.0
Commitments and contingencies (Note 6)
Common stockholders' equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 565,386,996, 565,337,949 and 565,202,119	2,826.9	2,826.7	2,826.0
Additional paid-in capital	702.9	682.5	729.1
Retained earnings	1,601.8	1,534.8	1,368.4
Accumulated other comprehensive income (loss)	(162.1)	(120.7)	(94.5)
Less treasury stock, at cost, common shares 28,249,968, 28,270,610 and 32,066,747	(672.0)	(672.9)	(764.1)

	4,297.5	4,250.4	4,064.9
Less unearned restricted stock and value of 11,931,581, 12,787,862 and 14,158,601 common shares held in Employee Equity Fund	(270.8)	(267.2)	(279.2)

Total common stockholders' equity	4,026.7	3,983.2	3,785.7

	$17,063.8	$16,480.8	$16,429.7

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Thirteen Weeks Ended
	August 26, 2001	August 27, 2000
Cash flows from operating activities:
Net income	$188.4	$120.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	116.2	117.1
Goodwill and other amortization	37.2	16.3
Cumulative effect of changes in accounting	2.0	43.9
Other noncash items (includes nonpension postretirement benefits)	52.9	32.0
Change in operating assets and liabilities before effects of business acquisitions	(1,172.8)	(2,195.5)

Net cash flows from operating activities	(776.1)	(1,866.0)

Cash flows from investing activities:
Additions to property, plant and equipment	(103.3)	(112.4)
Payments for business acquisitions	—	(908.4)
Sale of businesses and property, plant and equipment	6.8	50.1
Notes receivable and other items	(14.0)	(15.0)

Net cash flows from investing activities	(110.5)	(985.7)

Cash flows from financing activities:
Net short-term borrowings	831.1	2,402.1
Proceeds from issuance of long-term debt	—	1,197.8
Repayment of long-term debt	(1.0)	(.9)
Repayment of acquired company's debt	—	(729.3)
Cash dividends paid	(121.5)	(100.4)
Other items	5.8	6.8

Net cash flows from financing activities	714.4	2,776.1

Net change in cash and cash equivalents	(172.2)	(75.6)
Cash and cash equivalents at beginning of period	198.1	157.6

Cash and cash equivalents at end of period	$25.9	$82.0

See notes to the condensed consolidated financial statements.

ConAga Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirteen Weeks ended August 26, 2001
(columnar dollars in millions except per share amounts)

1.  Accounting Policies

    The unaudited interim financial information included herein reflects normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the ConAgra Foods, Inc. (the "Company") fiscal 2001 annual report on Form 10-K.

    The results of operations for any interim period are not necessarily indicative of the results to be expected for other interim periods or the full year.

    Certain prior year amounts have been reclassified in order to conform with current year classifications.

    Effective May 28, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Financial Instruments and Hedging Activities, and its related amendment, Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities ("SFAS No. 133"). Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The standard requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if so designated, the type of hedge transaction. Prior to the adoption of SFAS No. 133, the Company's trading businesses marked-to-market derivative contracts; with the related gains or losses recorded in the statement of earnings. The Company's remaining businesses reflected derivative gains and losses as adjustments to the basis of underlying hedged commodities purchased; with gains and losses being recognized in the statement of earnings as a component of cost of goods sold upon sale of the finished goods containing the hedged commodity. On May 28, 2001, the adoption of SFAS No. 133 resulted in a cumulative effect of an accounting change that reduced net income by $2.0 million, net of tax, and decreased accumulated other comprehensive income by $24.6 million, net of tax. Other than such cumulative effect, the effect of the change on income before cumulative effect of changes in accounting for the thirteen week period ended August 26, 2001, was not material.

    In accordance with the guidance provided in EITF Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, beginning in the first quarter of fiscal 2002, the Company classifies the costs associated with sales incentives provided to retailers as a reduction in net sales. These costs were previously included in selling, general and administrative expenses. All periods presented reflect this reclassification. This reclassification had no impact on reported income before income taxes and cumulative effect of changes in accounting, net income, or income per share amounts.

    In fiscal 2001, the Company changed its methods of accounting for revenue recognition relating to the shipping terms for certain of its product sales, recognition of sales incentives granted to retailers and recognition of consumer sales incentives which resulted in a reduction of net income of $43.9 million, net of tax.

    In June 2001, the FASB approved the issuance of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These standards, issued in July 2001, establish accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001, to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. The Company will adopt SFAS No. 142 in its first quarter of fiscal 2003. The Company has not yet completed its assessment of the anticipated adoption impact of SFAS No. 142.

2.  Acquisitions

    On August 24, 2000, the Company acquired all of the outstanding shares of common stock and stock options of International Home Foods ("IHF") in a transaction accounted for as a purchase business combination. The Company allocated the excess of the purchase price over the net assets acquired to brands, trademarks and goodwill. Costs assigned to intangible assets arising from the transaction will be amortized on a straight-line basis over a period not exceeding 40 years.

    The Company's unaudited pro forma results of operations for the thirteen weeks ended August 27, 2000, assuming the acquisition of IHF occurred as of the beginning of the period presented are as follows:

Thirteen Weeks Ended August 27, 2000
Net sales	$7,499.6
Net income	131.0
Income per share—diluted	.25

3.  Financial Instruments

    The Company is exposed to market risk, such as changes in commodity prices, currency exchange rates and interest rates. To manage volatility associated with these exposures, the Company may enter into various derivative transactions pursuant to established Company policies.

    Commodity Price Management—The Company is subject to raw material price fluctuations caused by supply conditions, weather, economic conditions and other factors. Generally, the Company utilizes commodity futures and options to reduce the volatility of commodity input prices on items such as grains, vegetable oils, livestock and energy.

    Futures and options contracts qualifying for hedge accounting and used to hedge anticipated transactions are designated as cash flow hedges with gains and losses deferred in accumulated other comprehensive income, to the extent the hedge is effective. These amounts are recognized within cost of goods sold in the period during which the hedged transaction affects earnings. Any gain or loss deemed ineffective, as well as gains or losses on contracts for which the Company does not qualify, or elects not to qualify, for hedge accounting, are immediately recognized within cost of goods sold.

    Foreign Currency Management—In order to reduce exposures related to changes in foreign currency exchange rates, the Company may enter into forward exchange or option contracts for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign denominated assets and liabilities.

    Hedges of anticipated foreign denominated transactions are designated as cash flow hedges. The gains and losses associated with these hedges are deferred in accumulated other comprehensive income until the forecasted transaction impacts earnings. Forward exchange and option contracts are also used to hedge firm commitment transactions denominated in a currency other than the applicable functional currency. The firm commitments and foreign currency hedges are both recognized at fair value within other current assets. Gains and losses associated with firm commitment and foreign currency hedges are recognized within net sales. Foreign currency derivatives for which the Company has elected not to account for under hedge accounting are recorded immediately in earnings within sales or cost of goods sold, depending on the nature of the hedge.

    Interest Rate Management—In order to reduce exposures related to changes in interest rates, the Company may use interest rate swaps. These derivatives are designated as cash flow or fair value hedges depending on the nature of the particular risk being hedged. For the thirteen weeks ended August 26, 2001, the Company had no interest rate swap agreements outstanding.

    Additional Derivative Information—The fair value of derivatives are recognized within other current assets and other current liabilities. As of August 26, 2001, the fair value of derivatives recognized within other current assets was $67.9 million and the amount recognized within other current liabilities was $63.4 million.

    For the thirteen weeks ended August 26, 2001, the ineffectiveness resulting from derivatives designated as both cash flow and fair value hedges was immaterial. Ineffectiveness is recognized within net sales or cost of goods sold, depending on the nature of the hedge. The Company does not exclude any components of the hedging instrument's gain or loss when assessing effectiveness.

    Generally, the Company hedges a portion of its anticipated consumption for periods up to 24 months. The Company may enter into longer term hedges on particular commodities if deemed appropriate. As of August 26, 2001, the Company had hedged certain portions of its anticipated consumption through March 2005.

    For the thirteen weeks ended August 26, 2001, the net deferred loss recognized in accumulated other comprehensive income was $33.7 million, net of tax, which includes the impact of the cumulative effect of change in accounting principle. Of this amount, $19.2 million, net of tax, will be recognized within earnings over the next 12 months. For the thirteen weeks ended August 26, 2001, a $3.1 million gain, net of tax, was reclassified out of accumulated other comprehensive income into earnings. No cash flow hedges or firm commitments were discontinued during the thirteen weeks ended August 26, 2001.

4.  Income per share

    The following table reconciles the income and average share amounts used to compute both basic and diluted income per share:

	Thirteen Weeks Ended
	August 26, 2001	August 27, 2000
Net income	$188.4	$120.2

Income per share—basic
Weighted average shares outstanding—basic	524.6	478.7

Income per share—diluted
Weighted average shares outstanding—basic	524.6	478.7
Add shares contingently issuable upon exercise of stock options	1.8	1.9

Weighted average shares outstanding—diluted	526.4	480.6

5.  Inventories

    The major classes of inventories are as follows:

	August 26, 2001	May 27, 2001	August 27, 2000
Hedged commodities	$1,407.9	$1,499.0	$1,133.8
Food products and livestock	1,753.9	1,919.5	1,752.4
Agricultural chemicals, fertilizer and feed	1,243.4	1,108.8	1,255.4
Other, principally ingredients and supplies	546.6	544.1	562.7

	$4,951.8	$5,071.4	$4,704.3

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

    Approximately 8,450 employees received notification of their termination as a result of the restructuring plan, primarily in manufacturing and operating facilities. In addition, other exit costs (consisting of lease termination and other contractual termination costs) occurred as a result of the restructuring plan. Activity during the thirteen weeks ended August 26, 2001, with respect to severance and other exit costs reserves is as follows:

	Severance
			Other Exit Costs
	Amount	Headcount
Balance, May 27, 2001	$21.5	400	$8.6
Fiscal 2002 activity:
Utilized	(3.3)	(80)	(2.4)

Balance, August 26, 2001	$18.2	320	$6.2

    Included in the August 26, 2001, severance reserve balance are amounts owed to individuals who have been severed but are receiving their severance payments over a period of time rather than in the form of a lump-sum.

8.  Business Segments

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

	Thirteen Weeks Ended
	August 26, 2001	August 27, 2000
Sales to unaffiliated customers
Packaged Foods	$2,196.7	$1,669.6
Refrigerated Foods	3,451.4	3,432.5
Agricultural Products	1,959.7	1,959.4

Total	$7,607.8	$7,061.5

Intersegment sales
Packaged Foods	$18.5	$11.1
Refrigerated Foods	142.8	132.3
Agricultural Products	52.8	58.9

	214.1	202.3
Intersegment elimination	(214.1)	(202.3)

Total	$—	$—

Net sales
Packaged Foods	$2,215.2	$1,680.7
Refrigerated Foods	3,594.2	3,564.8
Agricultural Products	2,012.5	2,018.3
Intersegment elimination	(214.1)	(202.3)

Total	$7,607.8	$7,061.5

Operating profit
Packaged Foods	$265.0	$202.0
Refrigerated Foods	141.5	109.7
Agricultural Products	121.3	126.5

Total operating profit	527.8	438.2
Interest expense	104.1	74.9
General corporate expenses	89.2	82.9
Goodwill amortization	27.4	16.3

Income before income taxes and cumulative effect of changes in accounting	$307.1	$264.1

9.  Subsequent Event

    On September 10, 2001, the Company issued $500 million of floating rate senior notes, due September 10, 2003, $500 million of 6% senior notes, due September 10, 2006, and $1 billion of 6.75% senior notes due September 10, 2011. The interest rate associated with the floating rate senior notes is equal to three-month LIBOR plus 70 basis points. The net proceeds were used to reduce outstanding commercial paper borrowings with maturities ranging up to 45 days and carrying an average weighted annualized interest rate of 3.8%. In addition between September 4, 2001 and September 10, 2001, the Company entered into interest rate swaps with notional amounts totaling $1.5 billion, effectively converting certain of its fixed rate debt into floating rate debt.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    Following is management's discussion and analysis of certain factors which have affected the Company's financial condition and operating results for the periods included in the accompanying condensed consolidated financial statements. Results for the thirteen-week period ended August 26, 2001, are not necessarily indicative of results that may be attained in the future.

    On June 22, 2001, the Company filed an amended annual report on Form 10-K for the fiscal year ended May 28, 2000. The filing included restated financial information for fiscal years 1997, 1998, 1999 and 2000. The restatement, due to accounting and conduct matters at its United Agri Products, Inc. subsidiary, was based upon an investigation undertaken by the Company and the Audit Committee of its Board of Directors. The restatement was principally related to revenue recognition for deferred delivery sales and vendor rebates, advance vendor rebates, and bad debt reserves. See also Part II, Item 1 of this report.

Financial Condition

    The Company's primary financing objective is to maintain a conservative balance sheet that provides the flexibility to pursue its growth objectives. This is defined as using appropriate levels of equity and long-term debt to finance noncurrent assets and permanent working capital needs. Short-term debt is used to finance liquid and seasonal asset requirements.

    The Company normally utilizes senior long-term debt at a rate not exceeding 30 percent of total capital. In addition to long-term debt, the Company utilizes short-term debt to finance working capital requirements. ConAgra Foods' policy has been to temporarily exceed the self-imposed 30% limit for a major strategic purpose that is intended to create value for shareholders. The Company also considers it appropriate to exceed the 30% limit in the case of refinancing short-term debt into long-term debt, provided that long-term rates are such that it is advantageous for the Company to structure its financing in that manner. In the event of a large acquisition or specific refinancing opportunity, the Company expects senior long-term debt to be no more than 50% of total capital.

    On September 10, 2001, the Company issued $500 million of floating rate senior notes, due September 10, 2003, $500 million of 6% senior notes, due September 10, 2006, and $1 billion of 6.75% senior notes due September 10, 2011. The interest rate associated with the floating rate senior notes is equal to three-month LIBOR plus 70 basis points. The net proceeds were used to reduce outstanding commercial paper borrowings with maturities ranging up to 45 days and carrying an average weighted annualized interest rate of 3.8%. In addition between September 4, 2001 and September 10, 2001, the Company entered into interest rate swaps with notional amounts totaling $1.5 billion, effectively converting certain of its fixed rate debt into floating rate debt.

Operating Results

    In comparison to fiscal 2001 first quarter, the Company's fiscal 2002 first quarter diluted income per share was $.36, an increase of $.11, or 44.0 percent; operating profit was $527.8 million, an increase of $89.6 million, or 20.4 percent; and net income was $188.4 million, an increase of $68.2 million, or 56.7 percent. Excluding cumulative effect of changes in accounting, the Company's fiscal 2002 first quarter diluted income per share increased $.02, or 5.9 percent.

    In the Company's Packaged Foods segment, sales increased $527.1 million, or 31.6 percent, as compared to first quarter fiscal 2001. Operating profit increased $63.0 million, or 31.2 percent, as compared to the same period in fiscal 2001. The sales and operating profit increases were achieved primarily as a result of a broader portfolio of shelf stable products associated with the acquisition of brands during the Company's fiscal 2001 first quarter, as well as volume growth for several of the segment's large brands. The Company believes the volume growth was due, in part, to increased marketing and new product investments made over several prior quarters as well as successful efforts to bundle products around key themes and events for major retail customers. Marketing investment in the current quarter increased as part of the Company's continued strategy for future sales growth and as a result of a larger portfolio of brands. Recent economic factors negatively impacted the segment's foodservice-focused business unit resulting in a slower rate of sales and operating profit growth compared to recent quarters. The foodservice-focused business unit includes such products as french fries, specialty meats, seafood, and tortillas.

    In the Company's Refrigerated Foods segment, sales increased $18.9 million, or .6 percent compared to the same period in fiscal 2001. Operating profit increased $31.8 million, or 29.0 percent compared to the same period in fiscal 2001. The segment's operating profit growth was primarily a result of more favorable marketplace conditions for the segment's poultry and pork operations. Also contributing to the segment sales and operating profit growth was a strong performance for several key brands in the Company's branded processed meats business unit. Although the fresh beef business unit reflected solid profitability, profitability for fresh beef was below that of the comparable period last fiscal year due to less favorable marketplace dynamics.

    In the Company's Agricultural Products segment, sales increased $.3 million, essentially unchanged as compared to the same period in fiscal 2001, while operating profit decreased $5.2 million, or 4.1 percent as compared to the same period in fiscal 2001. While the segment's food ingredient operations reflected increased operating profits, this increase was more than offset by decreased operating profits at the segment's United Agri Products business unit. The United Agri Products business unit continues to be negatively impacted by challenging agriculture conditions, resulting in relatively weaker demand, a difficult pricing environment, and higher bad debt expense.

    Interest expense for the Company increased $29.2 million, or 39.0 percent, as compared to the same period in fiscal 2001. This increase resulted from the acquisition of International Home Foods on August 24, 2000.

Recently Issued Accounting Standards

    In June 2001, the FASB approved the issuance of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These standards, issued in July 2001, establish accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001, to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. The Company will adopt SFAS No. 142 in its first quarter of fiscal 2003. The Company has not yet completed its assessment of the anticipated adoption impact of SFAS No. 142.

Item 3.  Quantitative and Qualitatives Disclosure About Market Risk

    There have been no material changes in the Company's market risk during the first quarter ended August 26, 2001. For additional information, refer to the subsection "Market Risk" in "Management's Discussion & Analysis" set forth in Item 7 of the Company's Form 10-K for the fiscal year ended May 27, 2001.

ConAgra Foods, Inc. and Subsidiaries
Part II—Other Information

Item 1. Legal Proceedings

    On June 22, 2001, the Company filed an amended annual report on Form 10-K for the fiscal year ended May 28, 2000. The filing included restated financial information for fiscal years 1997, 1998, 1999 and 2000. The restatement, due to accounting and conduct matters at its United Agri Products, Inc. subsidiary, was based upon an investigation undertaken by the Company and the Audit Committee of its Board of Directors. The restatement was principally related to revenue recognition for deferred delivery sales and vendor rebates, advance vendor rebates, and bad debt reserves. The Securities and Exchange Commission issued a formal order of nonpublic investigation dated September 28, 2001. The Company is cooperating with the SEC investigation.

    On August 10, 2001, a purported class action lawsuit was filed against the Company and certain of its executive officers. The complaint alleges that the defendants violated the federal securities laws in connection with the events resulting in the Company's restatement of its financial statements. The complaint seeks a declaration that the action is maintainable as a class action and that the plaintiff is a proper class representative, unspecified compensatory damages, reasonable attorneys' fees and any other relief deemed proper by the court. The lawsuit was filed in United States District Court for Nebraska and is entitled Gebhardt v. ConAgra Foods, Inc., et. al. Case No. 810CV427. The Company believes the lawsuit is without merit and plans to vigorously defend the action.

    On September 26, 2001, a shareholder derivative action was filed, purportedly on behalf of the Company, by plaintiffs Anthony F. Rolfes and Sandra S. Rolfes in the Court of Chancery for the State of Delaware in New Castle County, Case No. 19130NC. The complaint alleges that the defendants, directors of the Company during the relevant times, breached fiduciary duties in connection with events resulting in the Company's restatement of its financial statements. The action seeks, inter alia, recovery to the Company, which is named as a nominal defendant in the action, of damages allegedly sustained by the Company and a direction to the defendants to establish programs to prevent wrongful and illegal practices. The directors named as defendants in the action intend to vigorously defend the allegations and believe the action is without merit.

Item 4. Submission of Matters to a Vote of Securityholders

    The Company's annual meeting of stockholders was held on September 27, 2001. The stockholders elected three directors to serve three-year terms, ratified the appointment of Deloitte & Touche LLP to audit the Company's financial statements for fiscal year 2002, and approved a stockholder proposal. Voting on these items was as follows:

1.
Election of Directors

	For	Withheld
Mogens C. Bay	458,731,617	11,779,978
Alice B. Hayes	458,370,043	12,141,552
Carl E. Reichardt	454,623,488	15,888,107
2.
Ratification of appointment of independent auditors

FOR:	459,580,585
AGAINST:	8,129,996
ABSTAIN:	2,801,009
BROKER/NON-VOTES:	0

3.
Stockholder proposal on declassification of board

FOR:	223,884,051
AGAINST:	165,282,779
ABSTAIN:	7,523,320
BROKER/NON-VOTES:	73,821,440

Item 5. Other Information

(A)
On September 27, 2001, the Company's Board of Directors authorized a 4.4 percent increase in the Company's common stock dividend and declared a quarterly common stock cash dividend of 23.5 cents per share, payable December 1, 2001, to stockholders of record November 2, 2001. The prior quarterly dividend was 22.5 cents per share. The new indicated annual dividend rate is 94 cents per share, up from the previous 90 cents per share.

Item 6. Exhibits and Reports on Form 8-K

(A)
Exhibits

  12—Statement regarding computation of ratio of earnings to fixed charges

CONAGRA FOODS, INC.
By:	/s/ JAMES P. O'DONNELL James P. O'Donnell Executive Vice President, Chief Financial Officer and Corporate Secretary
By:	/s/ DWIGHT J. GOSLEE Dwight J. Goslee Executive Vice President, Operations Control and Development
By:	/s/ JAY D. BOLDING Jay D. Bolding Senior Vice President, Controller

    Dated this 10th day of October, 2001.

ConAgra Foods, Inc. and Subsidiaries
Exhibit Index

Exhibit	Description	Page
12	Statement regarding computation of ratio of earnings to fixed charges	18

QuickLinks

  Part I—Financial Information
  Item 1. Condensed Consolidated Financial Statements
Notes to Condensed Consolidated Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitatives Disclosure About Market Risk
Part II—Other Information
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Securityholders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
Exhibit Index