Form 10-Q
period 2001-11-25
CONAGRA FOODS INC /DE/
filed 2002-01-09
CIK 23217

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 25, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Number of shares outstanding of issuer's common stock, as of December 23, 2001 was 537,187,673.

Part I—Financial Information
Item 1. Condensed Consolidated Financial Statements
ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions)
(unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	November 25, 2001	November 26, 2000	November 25, 2001	November 26, 2000
Net sales	$7,363.6	$7,232.0	$14,971.4	$14,293.6
Costs and expenses
Cost of goods sold	6,263.3	6,128.0	12,815.1	12,326.0
Selling, general and administrative expenses	627.0	528.9	1,271.8	1,053.5
Interest expense	99.8	117.4	203.9	192.3

	6,990.1	6,774.3	14,290.8	13,571.8

Income before income taxes and cumulative effect of changes in accounting	373.5	457.7	680.6	721.8
Income taxes	141.9	176.5	258.6	276.5

Income before cumulative effect of changes in accounting	231.6	281.2	422.0	445.3
Cumulative effect of changes in accounting	—	—	(2.0)	(43.9)

Net income	$231.6	$281.2	$420.0	$401.4

Income per share—basic
Income before cumulative effect of changes in accounting	$.44	$.54	$.80	$.89
Cumulative effect of changes in accounting	—	—	—	(.09)

Net income	$.44	$.54	$.80	$.80

Income per share—diluted
Income before cumulative effect of changes in accounting	$.44	$.54	$.80	$.89
Cumulative effect of changes in accounting	—	—	—	(.09)

Net income	$.44	$.54	$.80	$.80

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	November 25, 2001	November 26, 2000	November 25, 2001	November 26, 2000
Net income	$231.6	$281.2	$420.0	$401.4
Other comprehensive income (loss):
Cumulative effect of change in accounting	—	—	(24.6)	—
Derivative adjustment	(20.6)	—	(29.7)	—
Currency translation adjustment	(4.9)	(32.9)	(12.6)	(24.3)

Comprehensive income	$206.1	$248.3	$353.1	$377.1

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in millions except per share amounts)
(unaudited)

	November 25, 2001	May 27, 2001	November 26, 2000
ASSETS
Current assets
Cash and cash equivalents	$25.7	$198.1	$82.7
Receivables, less allowance for doubtful accounts of $151.1, $100.5 and $86.6	2,343.0	1,605.4	2,320.8
Inventories	5,125.6	5,071.4	5,314.9
Prepaid expenses and other current assets	594.3	487.7	448.8

Total current assets	8,088.6	7,362.6	8,167.2

Property, plant and equipment	6,991.9	6,851.1	7,050.2
Less accumulated depreciation	(3,144.3)	(2,966.4)	(3,083.5)

Property, plant and equipment, net	3,847.6	3,884.7	3,966.7

Brands, trademarks and goodwill, net	4,715.6	4,840.2	4,388.7
Other assets	410.7	393.3	650.2

	$17,062.5	$16,480.8	$17,172.8

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable	$1,483.4	$2,677.1	$3,783.1
Current installments of long-term debt	69.2	123.1	65.1
Accounts payable	2,184.6	2,289.8	2,031.4
Advances on sales	252.4	349.0	287.2
Other accrued liabilities	1,627.9	1,496.6	1,559.3

Total current liabilities	5,617.5	6,935.6	7,726.1

Senior long-term debt, excluding current installments	5,201.0	3,359.5	3,418.6
Other noncurrent liabilities	833.0	927.5	806.4
Subordinated debt	753.0	750.0	750.0
Preferred securities of subsidiary company	525.0	525.0	525.0
Commitments and contingencies (Note 6)
Common stockholders' equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 565,430,115, 565,337,949 and 565,260,906	2,827.2	2,826.7	2,826.3
Additional paid-in capital	729.5	682.5	761.5
Retained earnings	1,710.1	1,534.8	1,529.1
Accumulated other comprehensive income (loss)	(187.6)	(120.7)	(127.4)
Less treasury stock, at cost, common shares 28,437,439, 28,270,610 and 29,102,872	(675.9)	(672.9)	(692.7)

	4,403.3	4,250.4	4,296.8
Less unearned restricted stock and value of 11,080,817, 12,787,862 and 13,590,191 common shares held in Employee Equity Fund	(270.3)	(267.2)	(350.1)

Total common stockholders' equity	4,133.0	3,983.2	3,946.7

	$17,062.5	$16,480.8	$17,172.8

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Twenty-six Weeks Ended
	November 25, 2001	November 26, 2000
Cash flows from operating activities:
Net income	$420.0	$401.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	232.9	225.9
Goodwill and other amortization	74.7	54.5
Cumulative effect of changes in accounting	2.0	43.9
Other noncash items (includes nonpension postretirement benefits)	80.8	32.7
Change in operating assets and liabilities before effects of business acquisitions	(1,222.4)	(2,596.2)

Net cash flows from operating activities	(412.0)	(1,837.8)

Cash flows from investing activities:
Additions to property, plant and equipment	(226.8)	(251.5)
Payments for business acquisitions	—	(1,049.6)
Sale of businesses and property, plant and equipment	15.6	54.2
Notes receivable and other items	(39.0)	(11.5)

Net cash flows from investing activities	(250.2)	(1,258.4)

Cash flows from financing activities:
Net short-term borrowings	(1,193.7)	2,527.6
Proceeds from issuance of long-term debt	1,997.5	1,654.4
Repayment of long-term debt	(229.4)	(394.5)
Repayment of acquired company's debt	—	(729.3)
Cash dividends paid	(241.4)	(194.4)
Other items	156.8	157.5

Net cash flows from financing activities	489.8	3,021.3

Net change in cash and cash equivalents	(172.4)	(74.9)
Cash and cash equivalents at beginning of period	198.1	157.6

Cash and cash equivalents at end of period	$25.7	$82.7

See notes to the condensed consolidated financial statements.

ConAgra, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Twenty-Six Weeks ended November 25, 2001
(columnar data in millions except per share amounts)

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

    Grain, flour and major feed ingredient inventories are hedged to the extent practicable and are principally stated at market, including adjustment to market of open contracts for purchases and sales. Short-term interest expense incurred to finance hedged inventories is included in cost of goods sold in order to properly reflect gross profits on hedged transactions. The company principally uses the lower of cost, determined using the first-in, first-out method, or market for valuing inventories not hedged.

    Certain prior year amounts have been reclassified in order to conform with current year classifications. In addition, during the thirteen week period ending November 25, 2001, the company changed its reporting segments to reflect how the company now manages its operations. The company now reports its results in four segments. See Note 8 for further discussion.

    Effective with the thirteen week period ending August 26, 2001, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Financial Instruments and Hedging Activities, and its related amendment, Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities ("SFAS No. 133"). The adoption of SFAS No. 133 resulted in a cumulative effect of an accounting change that reduced net income by $2.0 million, net of tax, and decreased accumulated other comprehensive income by $24.6 million, net of tax.

    In fiscal 2001, the company changed its methods of accounting for revenue recognition relating to the shipping terms for certain of its product sales, recognition of sales incentives granted to retailers and recognition of consumer sales incentives which resulted in a reduction of net income of $43.9 million, net of tax.

    In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These standards, issued in July 2001, establish accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001, to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. The company will adopt SFAS No. 142 in its first quarter of fiscal 2003. The company has not yet completed its assessment of the anticipated adoption impact of SFAS No. 142.

    In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires the company to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred and is effective for fiscal years beginning after June 15, 2002. The company has not yet completed its assessment of the anticipated adoption impact, if any, of SFAS No. 143.

    Additionally, in October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 develops an accounting model, based upon the framework established in SFAS No. 121, for long-lived assets to be disposed of by sales. The accounting model applies to all long-lived assets, including discontinued operations, and it replaces the provisions of APB Opinion No. 30, Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for disposal of segments of a business. SFAS No. 144 requires long-lived assets to be measured at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. The statement is effective for fiscal years beginning after December 15, 2001. The company has not yet completed its assessment of the anticipated adoption impact, if any, of SFAS No. 144.

2. Acquisitions

    On August 24, 2000, the company acquired all of the outstanding shares of common stock and stock options of International Home Foods ("IHF") in a transaction accounted for as a purchase business combination. The company allocated the excess of the purchase price over the net assets acquired to brands, trademarks and goodwill. Costs assigned to intangible assets arising from the transaction are amortized on a straight-line basis over a period not exceeding 40 years.

    The company's unaudited pro forma results of operations for the twenty-six weeks ended November 26, 2000, assuming the acquisition of IHF occurred as of the beginning of the period presented are as follows:

Twenty-six Weeks Ended November 26, 2000
Net sales	$14,731.7
Net income	412.2
Income per share — diluted	.79

    The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisition had been in effect on the dates indicated, nor is it necessarily indicative of future operating results of the combined companies.

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

    Futures and options contracts qualifying for hedge accounting and used to hedge anticipated transactions are designated as cash flow hedges with gains and losses deferred in accumulated other comprehensive income, to the extent the hedge is effective. These amounts are recognized within cost of goods sold in the period during which the hedged transaction affects earnings. Any hedge gain or loss deemed ineffective, as well as gains or losses on contracts for which the company does not qualify, or elects not to qualify, for hedge accounting, are immediately recognized within cost of goods sold.

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

    Hedges of anticipated foreign denominated transactions are designated as cash flow hedges. The gains and losses associated with these hedges are deferred in accumulated other comprehensive income until the forecasted transaction impacts earnings. Forward exchange and option contracts are also used to hedge firm commitment transactions denominated in a currency other than the applicable functional currency. The firm commitments and foreign currency hedges are both recognized at fair value within prepaid expenses and other current assets. Gains and losses associated with firm commitment and foreign currency hedges are recognized within net sales. Foreign currency derivatives for which the company has elected not to account for under hedge accounting are recorded immediately in earnings within sales, cost of goods sold or selling, general and administrative expenses, depending on the nature of the transaction.

    Interest Rate Management—In order to reduce exposures related to changes in interest rates, the company may use derivative instruments, including interest rate swaps. As of November 25, 2001, the company had interest rate swap agreements outstanding, effectively converting certain of the company's fixed rate debt into floating rate debt. The interest rate swaps are accounted for as fair value hedges and result in no ineffectiveness being recognized in the income statement as the interest rate swaps' provisions match the applicable provisions of the hedged debt.

    Additional Derivative Information—The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. As of November 25, 2001, the fair value of derivatives recognized within prepaid expenses and other current assets was $80.6 million and the amount recognized within other accrued liabilities was $52.8 million.

    For the thirteen and twenty-six week periods ended November 25, 2001, the ineffectiveness associated with derivatives designated as both cash flow and fair value hedges was not significant. Hedge ineffectiveness is recognized within net sales or cost of goods sold, depending on the nature of the hedge. The company does not exclude any components of the hedging instrument's gain or loss when assessing effectiveness.

    Generally, the company hedges a portion of its anticipated consumption of commodity inputs for periods up to 12 months. The company may enter into longer term hedges on particular commodities if deemed appropriate. As of November 25, 2001, the company had hedged certain portions of its anticipated consumption of commodity inputs through March 2005.

    As of November 25, 2001, the net deferred loss recognized in accumulated other comprehensive income was $54.3 million, net of tax, which includes the impact of the cumulative effect of change in accounting principle. Of this amount, $33.2 million, net of tax, will be recognized within earnings over the next 12 months. For the thirteen and twenty-six weeks ended November 25, 2001, a net of tax $5.4 million loss and $2.3 million loss, respectively, was recognized from accumulated other comprehensive income into earnings. No cash flow hedges or firm commitments were discontinued during the thirteen and twenty-six week periods ended November 25, 2001.

4. Income per share

    The following table reconciles the income and average share amounts used to compute both basic and diluted income per share:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	Nov. 25, 2001	Nov. 26, 2000	Nov. 25, 2001	Nov. 26, 2000
Net Income	$231.6	$281.2	$420.0	$401.4

Income per share—basic
Weighted average shares outstanding—basic	525.7	520.4	525.2	499.5

Income per share—diluted
Weighted average shares outstanding—basic	525.7	520.4	525.2	499.5
Add shares contingently issuable upon exercise of stock options	1.9	3.5	1.9	2.8

Weighted average shares outstanding—diluted	527.6	523.9	527.1	502.3

5. Inventories

    The major classes of inventories are as follows:

	Nov. 25, 2001	May 27, 2001	Nov. 26, 2000
Hedged commodities	$1,652.8	$1,499.0	$1,575.8
Food products and livestock	1,767.4	1,919.5	1,874.9
Agricultural chemicals, fertilizer and feed	989.4	1,108.8	1,066.4
Other, principally ingredients and supplies	716.0	544.1	797.8

	$5,125.6	$5,071.4	$5,314.9

6. Contingencies

    In fiscal 1991, the company acquired Beatrice Company ("Beatrice"). As a result of the acquisition and the significant pre-acquisition contingencies of the Beatrice businesses and its former subsidiaries, the consolidated post-acquisition financial statements of the company reflect significant liabilities associated with the estimated resolution of these contingencies. These include various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by the company. The environmental proceedings include litigation and administrative proceedings involving Beatrice's status as a potentially responsible party at 41 Superfund, proposed Superfund or state-equivalent sites. Beatrice has paid or is in the process of paying its liability share at 35 of these sites. Adequate reserves for these matters have been established based on the company's best estimate of its undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of Beatrice and other potentially responsible parties and its experience in remediating sites.

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

    Approximately 8,450 employees received notification of their termination as a result of the restructuring plan, primarily in manufacturing and operating facilities. In addition, other exit costs (consisting of lease termination and other contractual termination costs) occurred as a result of the restructuring plan. Activity during the twenty-six weeks ended November 25, 2001, with respect to severance and other exit costs reserves is as follows:

	Severance
			Other Exit Costs
	Amount	Headcount
Balance, May 27, 2001	$21.5	400	$8.6
Fiscal 2002 activity:
Utilized	(4.6)	(135)	(2.6)

Balance, November 25, 2001	$16.9	265	$6.0

    Included in the November 25, 2001, severance reserve are amounts owed to individuals who have been severed but are receiving their severance payments over a period of time rather than in the form of a lump-sum.

8. Business Segments

    The company has changed its reporting segments to reflect how the company now manages its operations. Previously, the company's reporting segments were Packaged Foods, Refrigerated Foods and Agricultural Products. The new reporting segments are Packaged Foods, Food Ingredients, Meat Processing and Agricultural Products. As a result, (1) the company's branded processed meats operations, previously included in Refrigerated Foods, are now included in Packaged Foods; (2) the remaining operations within the Refrigerated Foods segment now make up the Meat Processing reporting segment; and (3) the company's food ingredients operations, previously included in Agricultural Products, are reported separately.

    The company's operations are aggregated into four reportable segments based upon similar economic characteristics, nature of products and services offered, nature of production processes, the type or class of customer and distribution methods. Packaged Foods includes operations that produce shelf-stable, frozen foods and refrigerated foods. Meat Processing includes operations that process beef, pork, and poultry. Both the Packaged Foods and Meat Processing reporting segments market food products in retail and foodservice channels. Food Ingredients consists of operations which supply ingredient products to foodservice and industrial customers. Agricultural Products includes operations involved in the distribution of agricultural crop inputs as well as processing, trading and distribution of agricultural commodities.

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

    The company has reclassified the segment information for the period ending November 26, 2000, to conform to the current quarter presentation.

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Twenty-Six Weeks ended November 25, 2001
(columnar dollars in millions except per share amounts)

	Thirteen Weeks Ended
	November 25, 2001	November 26, 2000
Sales to unaffiliated customers
Packaged Foods	$3,277.6	$3,101.8
Food Ingredients	439.9	413.8
Meat Processing	2,558.1	2,607.4
Agricultural Products	1,088.0	1,109.0

Total	$7,363.6	$7,232.0

Intersegment sales
Packaged Foods	$9.0	$12.1
Food Ingredients	67.7	70.1
Meat Processing	224.0	176.2
Agricultural Products	1.1	1.6

	301.8	260.0
Intersegment elimination	(301.8)	(260.0)

Total	$—	$—

Net sales
Packaged Foods	$3,286.6	$3,113.9
Food Ingredients	507.6	483.9
Meat Processing	2,782.1	2,783.6
Agricultural Products	1,089.1	1,110.6
Intersegment elimination	(301.8)	(260.0)

Total	$7,363.6	$7,232.0

Operating profit
Packaged Foods	$429.0	$474.7
Food Ingredients	46.7	54.3
Meat Processing	92.1	61.1
Agricultural Products	2.0	69.2

Total operating profit	569.8	659.3
Interest expense	99.8	117.4
General corporate expenses	68.5	53.9
Goodwill amortization	28.0	30.3

Income before income taxes and cumulative effect of changes in accounting	$373.5	$457.7

	Twenty-six Weeks Ended
	November 25, 2001	November 26, 2000
Sales to unaffiliated customers
Packaged Foods	$6,211.3	$5,462.2
Food Ingredients	861.9	820.7
Meat Processing	5,272.5	5,349.1
Agricultural Products	2,625.7	2,661.6

Total	$14,971.4	$14,293.6

Intersegment sales
Packaged Foods	$16.2	$21.5
Food Ingredients	129.7	138.6
Meat Processing	427.3	370.5
Agricultural Products	10.3	13.8

	583.5	544.4
Intersegment elimination	(583.5)	(544.4)

Total	$—	$—

Net sales
Packaged Foods	$6,227.5	$5,483.7
Food Ingredients	991.6	959.3
Meat Processing	5,699.8	5,719.6
Agricultural Products	2,636.0	2,675.4
Intersegment elimination	(583.5)	(544.4)

Total	$14,971.4	$14,293.6

Operating profit
Packaged Foods	$756.4	$737.2
Food Ingredients	92.4	90.5
Meat Processing	171.2	110.1
Agricultural Products	77.6	159.6

Total operating profit	1,097.6	1,097.4
Interest expense	203.9	192.3
General corporate expenses	157.7	136.7
Goodwill amortization	55.4	46.6

Income before income taxes and cumulative effect of changes in accounting	$680.6	$721.8

9. Debt

    During the thirteen week period ending November 25, 2001, the company issued $500 million of floating rate senior notes, due 2003, $500 million of 6% senior notes, due 2006, and $1 billion of 6.75% senior notes due 2011. The interest rate associated with the floating rate senior notes is equal to three-month LIBOR plus 70 basis points. The net proceeds were used to reduce outstanding commercial paper borrowings with maturities ranging up to 45 days and carrying an average weighted annualized interest rate of 3.8%. In addition, the company entered into interest rate swaps with notional amounts totaling $1.5 billion, effectively converting certain of its fixed rate debt into floating rate debt.

10. Subsequent Event

    On November 26, 2001, the company's finance subsidiary, ConAgra Capital, L.C., redeemed all 4,000,000 shares of its 9% Series A Cumulative Preferred Securities and all 10,000,000 shares of its 9.35% Series C Cumulative Preferred Securities. The company used approximately $352 million of short-term debt to fund the redemption of the preferred securities.

ConAgra Foods, Inc. and Subsidiaries
Part I-Financial Information
Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations

FORWARD-LOOKING STATEMENTS

    Management's discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Future economic circumstances, industry conditions, company performance and financial results, availability and prices of raw materials, product pricing, competitive environment and related market conditions, operating efficiencies, access to capital, actions of governments and regulatory factors affecting the company's businesses are examples of factors, among others, that could cause results to differ materially from those described in the forward-looking statements.

    Following is management's discussion and analysis of certain factors which have affected the company's financial condition and operating results for the periods included in the accompanying condensed consolidated financial statements. Results for the thirteen week and twenty-six week periods ended November 25, 2001, are not necessarily indicative of results that may be attained in the future. Beginning with the second quarter of fiscal 2002, the company reports its results of operations in four segments. See Note 8 to the condensed consolidated financial statements.

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

Financial Condition

    The company's primary financing objective is to maintain a conservative balance sheet that provides the flexibility to pursue its growth objectives. This is defined as using appropriate levels of equity and long-term debt to finance noncurrent assets and working capital needs. Short-term debt is used primarily to finance liquid and seasonal asset requirements.

    The company normally utilizes senior long-term debt at a rate not exceeding 30 percent of total capital. ConAgra Foods' policy has been to temporarily exceed the self-imposed 30% limit for a major strategic purpose that is intended to create value for shareholders. The company also considers it appropriate to exceed the 30% limit in the case of refinancing short-term debt into long-term debt, provided that long-term rates are such that it is advantageous for the company to structure its financing in that manner. In the event of a large acquisition or specific refinancing opportunity, the company expects senior long-term debt to be no more than 50% of total capital. In addition to long-term debt, the company utilizes short-term debt to finance working capital requirements. As compared to the prior year second quarter, working capital (defined as the sum of accounts receivable and inventory less the sum of accounts payable, accrued expenses and advances on sales) decreased $354.1 million, or 9%.

    On September 10, 2001, the company issued $500 million of floating rate senior notes, due September 10, 2003, $500 million of 6% senior notes, due September 10, 2006, and $1 billion of 6.75% senior notes due September 10, 2011. The interest rate associated with the floating rate senior notes is equal to three-month LIBOR plus 70 basis points. The net proceeds were used to reduce outstanding commercial paper borrowings with maturities ranging up to 45 days and carrying an average weighted annualized interest rate of 3.8%. In addition, in September 2001, the company entered into interest rate swaps with notional amounts totaling $1.5 billion, effectively converting certain of its fixed rate debt into floating rate debt. The company replaced short-term debt with long-term debt to hedge against potential unfavorable developments in the short-term credit market, and to take advantage of attractive long-term interest rates.

    On November 26, 2001, the company's finance subsidiary, ConAgra Capital, L.C., redeemed all 4,000,000 shares of its 9% Series A Cumulative Preferred Securities and all 10,000,000 shares of its 9.35% Series C Cumulative Preferred Securities. The redemption will result in an income per share charge of approximately $.01 in the third quarter of fiscal 2002. The company expects the income per share charge to be offset by reduced interest expense during fiscal 2002.

Operating Results

    The company's fiscal 2002 second quarter diluted income per share was $.44, as compared to $.54 for the same period in fiscal 2001. Operating profit for the quarter was $569.8 million, as compared to $659.3 million in fiscal 2001; and net income was $231.6 million, as compared to $281.2 million in fiscal 2001. For both the first half of fiscal 2002 and fiscal 2001, diluted income per share was $.80. The diluted income per share for the first half of fiscal 2001 reflects a reduction in income of $.09 per share related to cumulative effects of changes in accounting. Operating profit for the first half of fiscal 2002 was $1,097.6 million, essentially unchanged from $1,097.4 million for fiscal 2001, while net income for the first half of fiscal 2002 was $420.0 million, an increase of $18.6 million over the first half of fiscal 2001.

    In the company's Packaged Foods segment, second quarter sales increased $175.8 million, or 5.7 percent, as compared to second quarter fiscal 2001. Four of the company's mega-brands—Butterball, Hunt's, Banquet, and Healthy Choice—posted sales gains greater than 5%. In addition, sales for many of the company's brands, like Armour, Chef Boyardee, Bumble Bee, Act II, Slim Jim, Wesson, Hebrew National, Cook's, Swiss Miss, Peter Pan, Parkay, Reddi-wip, and Blue Bonnet also showed gains. The company believes these gains were impacted by a number of factors, including, the commercialization of new products, a variety of product improvements, marketing investments made in prior periods, and the company's continued focus on bundling products around specific themes and events. Operating profit decreased $45.7 million, or 9.6 percent, as compared to the same period in fiscal 2001. The operating profit decrease resulted, in part, from a planned concentration of marketing spending and a comparatively less favorable environment for foodservice products as away-from-home demand slowed.

    For the first half of fiscal 2002, sales and operating profit for the Packaged Foods reporting segment reached $6,211.3 million and $756.4 million, respectively, compared with $5,462.2 million and $737.2 million, respectively, last fiscal year. The company completed the acquisition of several large brands late in the first quarter of fiscal 2001 which impacted the growth rate of Packaged Foods sales and operating profit for the first half of fiscal 2002.

    In the company's Food Ingredients segment, second quarter sales were $439.9 million, an increase of $26.1 million, or 6.3 percent, compared to the same period in fiscal 2001, while operating profit decreased to $46.7 million from $54.3 million last fiscal year. The company's seasonings, blends, and flavorings operations posted operating profit gains due to a strong operating performance and the benefit of an acquisition completed late in the second quarter of fiscal 2001. Operating profit decreased for the segment's grain milling operations due to cyclical industry conditions. The decline in segment operating profit was also the result of a $16.5 million gain on the sale of a business during the second quarter of fiscal 2001.

    For the first half of fiscal 2002, sales and operating profits for the Food Ingredients segment reached $861.9 million and $92.4 million, respectively, compared with $820.7 million and $90.5 million, respectively, for the first half of fiscal 2001.

    In the company's Meat Processing segment, second quarter sales were $2,558.1 million as compared to $2,607.4 million in the same period in fiscal 2001, reflecting the impact of the loss of a plant due to a fire on December 25, 2000. Despite the sales decline, operating profit for the second quarter was $92.1 million, an increase of 50.7 percent over the same period in fiscal 2001. The segment's beef, pork and poultry operations each benefited from improved industry conditions as compared to the same period in the prior year, as well as continued improvement of product mix with value-added items.

    Compared to the first half of fiscal 2001, first half fiscal 2002 sales for the Meat Processing segment were down less than two percent to $5,272.5 million, reflecting the impact of the plant fire loss. Operating profit for the first half of fiscal 2002 reached $171.2 million, an increase of $61.1 million, or 55.5 percent, over the same period in fiscal 2001. The operating profit for the first half of fiscal 2002 reflects a decline in beef operating profit and an increase in the operating profit of poultry and pork, resulting primarily from changing industry conditions for each of these operations.

    In the company's Agricultural Products segment, second quarter sales and operating profit were $1,088.0 million and $2.0 million, respectively, as compared to $1,109.0 million and $69.2 million, respectively, in the same period in fiscal 2001. Lower operating profit for the segment's crop inputs distribution business, which distributes seed, fertilizer, and chemicals to the grower community, resulted, in part, from comparatively unfavorable pricing and customer credit conditions. Operating profit for the segment's agricultural merchandising operations also decreased as compared to the same period in the prior year primarily as a result of excellent market conditions for this business during fiscal 2001.

    For the first half of fiscal 2002, sales and operating profits for the Agricultural Products segment were $2,625.7 million and $77.6 million, respectively, compared with $2,661.6 million and $159.6 million, respectively, for the first half of fiscal 2001. The lower operating profit in the first half of fiscal 2002 is largely the result of the same factors described in the second quarter Agricultural Products discussion above.

    General corporate expense for the second quarter of fiscal 2002 was $68.5 million as compared to $53.9 million for the same period in fiscal 2001. Prior year corporate expenses were reduced, in part, by a gain on the sale of an asset.

    Interest expense for the second quarter of fiscal 2002 decreased $17.6 million, or 15.0 percent, as compared to the same period in fiscal 2001. This decrease resulted primarily from lower interest rates in the second quarter of fiscal 2002 as compared to the same period in fiscal 2001. Interest expense for the first half of fiscal 2002 was $203.9 million as compared to $192.3 million for the same period in fiscal 2001. Lower interest rates in the first half of fiscal 2002 were more than offset by additional interest expense associated with the International Home Foods acquisition late in the first quarter of fiscal 2001.

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

    In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires the company to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred and is effective for fiscal years beginning after June 15, 2002. The company has not yet completed its assessment of the anticipated adoption impact, if any, of SFAS No. 143.

    Additionally, in October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 develops an accounting model, based upon the framework established in SFAS No. 121, for long-lived assets to be disposed of by sales. The accounting model applies to all long-lived assets, including discontinued operations, and it replaces the provisions of APB Opinion No. 30, Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for disposal of segments of a business. SFAS No. 144 requires long-lived assets to be measured at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. The statement is effective for fiscal years beginning after December 15, 2001. The company has not yet completed its assessment of the anticipated adoption impact, if any, of SFAS No. 144.

ConAgra, Inc. and Subsidiaires
Part I-Financial Information
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

    The company uses interest rate swaps to hedge adverse interest rate changes on a portion of its debt. During the twenty-six weeks ended November 25, 2001, the company entered into interest rate swap agreements effectively changing the interest rate on $1.5 billion of its debt from a fixed rate to a floating rate. The fair value of the interest rate swap agreements recognized in prepaid expenses and other current assets was $20.7 million. A one hundred basis-point increase/decrease in interest rates would have decreased/increased the fair value of the interest rate swap agreements by approximately $53 million as of November 25, 2001.

    As of November 25, 2001, the fair value of the company's fixed rate debt was estimated at $5.73 billion, based on current market rates primarily provided by outside investment advisors. As of November 25, 2001, a one hundred basis-point increase in interest rates would decrease the fair value of the company's fixed rate debt by approximately $380 million, while a one hundred basis-point decrease in interest rates would increase the fair value of the company's fixed rate debt by approximately $430 million. With respect to the company's floating rate debt, a one hundred basis-point change in interest rates would have impacted net interest expense by approximately $14 million for the twenty-six weeks ended November 25, 2001.

    Other than the changes noted above, there have been no material changes in the company's market risk during the twenty-six weeks ended November 25, 2001. For additional information, refer to the subsection "Market Risk" in "Management's Discussion & Analysis" set forth in Item 7 of the company's Form 10-K for the fiscal year ended May 27, 2001.

ConAgra Foods, Inc. and Subsidiaries
Part II- Other Information

Item 1. Legal Proceedings

    In its Form 10-Q for the quarter ended August 26, 2001, the company reported a shareholder derivative action filed in a Delaware chancery court on September 26, 2001 and a purported class action lawsuit filed in a Nebraska federal court on August 10, 2001. Each action contains allegations based on the events resulting in the company's restatement of its financial statements filed on an amended Form 10-K on June 22, 2001. The defendants in the actions intend to vigorously defend the allegations and believe the actions are without merit.

    On October 9, 2001, a second shareholder derivative action was filed, purportedly on behalf of the company, by plaintiff Harbor Finance Partners in the United States District Court for the District of Nebraska, Case No. 401CV3255. The complaint contains allegations and seeks relief similar to the Delaware derivative action. The directors named as defendants in the action intend to vigorously defend the allegations and believe the action is without merit.

Item 6. Exhibits and Reports on Form 8-K

  (A)
  Exhibits

      12—Statement regarding computation of ratio of earnings to fixed charges

  (B)
  Reports on Form 8-K

      The company filed a report on Form 8-K dated December 20, 2001 relating to its change in reporting segments effective with the 26-week and 13-week periods ended November 25, 2001.

CONAGRA FOODS, INC.
By:
/s/ James P. O'Donnell
James P. O'Donnell Executive Vice President, Chief Financial Officer and Corporate Secretary
By:
/s/ Dwight J. Goslee
Dwight J. Goslee Executive Vice President, Operations Control and Development
By:
/s/ Jay D. Bolding
Jay D. Bolding Senior Vice President, Controller

Dated this 9th day of January, 2002.

ConAgra Foods, Inc. and Subsidiaries
Exhibit Index

Exhibit	Description	Page
12	Statement regarding computation of ratio of earnings to fixed charges	23

QuickLinks

Part I—Financial Information Item 1. Condensed Consolidated Financial Statements ConAgra Foods, Inc. and Subsidiaries Condensed Consolidated Statements of Earnings (in millions) (unaudited)
ConAgra Foods, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (in millions) (unaudited)
ConAgra Foods, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (dollars in millions except per share amounts) (unaudited)
ConAgra Foods, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (in millions) (unaudited)
ConAgra, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements For the Twenty-Six Weeks ended November 25, 2001 (columnar data in millions except per share amounts)
ConAgra Foods, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements For the Twenty-Six Weeks ended November 25, 2001 (columnar dollars in millions except per share amounts)
ConAgra Foods, Inc. and Subsidiaries Part I-Financial Information Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
ConAgra, Inc. and Subsidiaires Part I-Financial Information Item 3. Quantitative and Qualitative Disclosures About Market Risk
ConAgra Foods, Inc. and Subsidiaries Part II- Other Information
ConAgra Foods, Inc. and Subsidiaries Exhibit Index