Form 10-Q
period 2002-02-24
CONAGRA FOODS INC /DE/
filed 2002-04-10
CIK 23217

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 24, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Yes ☒    No ☐

        Number of shares outstanding of issuer's common stock, as of March 24, 2002 was 537,216,639.

Part I—Financial Information

Item 1. Condensed Consolidated Financial Statements

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions)

(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	February 24, 2002	February 25, 2001	February 24, 2002	February 25, 2001
Net sales	$6,244.7	$6,379.1	$21,216.1	$20,672.7
Costs and expenses
Cost of goods sold	5,290.8	5,457.0	18,105.9	17,783.0
Selling, general and administrative expenses	583.3	603.1	1,855.1	1,656.6
Interest expense	94.1	130.9	298.0	323.2

	5,968.2	6,191.0	20,259.0	19,762.8

Income before income taxes and cumulative effect of changes in accounting	276.5	188.1	957.1	909.9
Income taxes	105.7	72.3	364.3	348.8

Income before cumulative effect of changes in accounting	170.8	115.8	592.8	561.1
Cumulative effect of changes in accounting	—	—	(2.0)	(43.9)

Net income	$170.8	$115.8	$590.8	$517.2

Income per share—basic
Income before cumulative effect of changes in accounting	$.31	$.22	$1.11	$1.11
Cumulative effect of changes in accounting	—	—	—	(.09)

Net income	$.31	$.22	$1.11	$1.02

Income per share—diluted
Income before cumulative effect of changes in accounting	$.31	$.22	$1.11	$1.10
Cumulative effect of changes in accounting	—	—	—	(.09)

Net income	$.31	$.22	$1.11	$1.01

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	February 24, 2002	February 25, 2001	February 24, 2002	February 25, 2001
Net income	$170.8	$115.8	$590.8	$517.2
Other comprehensive income (loss):
Cumulative effect of change in accounting	—	—	(24.6)	—
Derivative adjustment, net	(3.6)	—	(33.3)	—
Currency translation adjustment	(3.6)	17.8	(16.2)	(6.5)

Comprehensive income	$163.6	$133.6	$516.7	$510.7

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(dollars in millions except per share amounts)

(unaudited)

	February 24, 2002	May 27, 2001	February 25, 2001
ASSETS
Current assets
Cash and cash equivalents	$30.7	$198.1	$24.4
Receivables, less allowance for doubtful accounts of $159.5, $100.5 and $132.0	2,043.7	1,605.4	1,986.2
Inventories	4,811.0	5,071.4	5,149.0
Prepaid expenses and other current assets	616.5	487.7	507.8

Total current assets	7,501.9	7,362.6	7,667.4

Property, plant and equipment	7,030.3	6,851.1	7,143.7
Less accumulated depreciation	(3,157.2)	(2,966.4)	(3,163.7)

Property, plant and equipment, net	3,873.1	3,884.7	3,980.0

Brands, trademarks and goodwill, net	4,768.0	4,840.2	4,770.2
Other assets	404.7	393.3	657.1

	$16,547.7	$16,480.8	$17,074.7

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable	$1,048.4	$2,677.1	$3,176.1
Current installments of long-term debt	256.9	123.1	79.3
Accounts payable	2,358.8	2,289.8	2,136.8
Advances on sales	215.1	349.0	255.9
Other accrued liabilities	1,700.6	1,496.6	1,577.5

Total current liabilities	5,579.8	6,935.6	7,225.6

Senior long-term debt, excluding current installments	5,026.9	3,359.5	3,411.4
Other noncurrent liabilities	829.1	927.5	1,179.0
Subordinated debt	756.8	750.0	750.0
Preferred securities of subsidiary company	175.0	525.0	525.0
Commitments and contingencies (Note 6)
Common stockholders' equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 565,483,317, 565,337,949 and 565,289,796	2,827.3	2,826.7	2,826.4
Additional paid-in capital	739.8	682.5	678.3
Retained earnings	1,753.4	1,534.8	1,530.8
Accumulated other comprehensive income (loss)	(194.8)	(120.7)	(109.6)
Less treasury stock, at cost, common shares 28,448,293, 28,270,610 and 28,421,384	(676.1)	(672.9)	(676.6)

	4,449.6	4,250.4	4,249.3
Less unearned restricted stock and value of 10,655,550, 12,787,862 and 13,075,636 common shares held in Employee Equity Fund	(269.5)	(267.2)	(265.6)

Total common stockholders' equity	4,180.1	3,983.2	3,983.7

	$16,547.7	$16,480.8	$17,074.7

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Thirty-nine weeks ended
	February 24, 2002	February 25, 2001
Cash flows from operating activities:
Net income	$590.8	$517.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	352.0	350.7
Goodwill and other amortization	111.2	91.0
Cumulative effect of changes in accounting	2.0	43.9
Other noncash items (includes nonpension postretirement benefits)	109.8	78.1
Change in operating assets and liabilities before effects of business acquisitions	(365.0)	(2,120.3)

Net cash flows from operating activities	800.8	(1,039.4)

Cash flows from investing activities:
Additions to property, plant and equipment	(371.6)	(383.6)
Payments for business acquisitions	(110.0)	(1,107.2)
Sale of businesses and property, plant and equipment	24.1	72.1
Notes receivable and other items	(28.5)	7.0

Net cash flows from investing activities	(486.0)	(1,411.7)

Cash flows from financing activities:
Net short-term borrowings (payments)	(1,628.7)	1,920.5
Proceeds from issuance of long-term debt	1,997.5	1,663.7
Repayment of long-term debt	(247.7)	(12.7)
Repayment of acquired company's debt	—	(1,114.3)
Redemption of preferred securities of subsidiary company	(350.0)	—
Cash dividends paid	(359.4)	(311.5)
Other items	106.1	172.2

Net cash flows from financing activities	(482.2)	2,317.9

Net change in cash and cash equivalents	(167.4)	(133.2)
Cash and cash equivalents at beginning of period	198.1	157.6

Cash and cash equivalents at end of period	$30.7	$24.4

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-nine Weeks ended February 24, 2002

(columnar dollars in millions except per share amounts)

1.    Accounting Policies

        The unaudited financial information reflects normal adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the ConAgra Foods, Inc. (the "company") fiscal 2001 annual report on Form 10-K.

        The results of operations for any quarter or a partial fiscal year period are not necessarily indicative of the results to be expected for other periods or the full fiscal year. Certain prior year amounts have been reclassified in order to conform with current year classifications. In addition, during its current year second quarter, the company changed its reporting segments to reflect how the company now manages its operations. The company now reports its results in four segments.

        Inventories—The company principally uses the lower of cost, determined using the first-in, first-out method, or market for valuing inventories not hedged. Grain, flour and major feed ingredient inventories are hedged to the extent practicable and are principally stated at market, including adjustment to market of open contracts for purchases and sales. Short-term interest expense incurred to finance hedged inventories is included in cost of goods sold in order to properly reflect gross profits on hedged transactions.

        Derivative Instruments—The company uses derivatives (e.g., futures and options) for the purpose of hedging exposure to changes in commodity prices, interest rates, and foreign currency exchange rates. The fair value of each derivative is recognized in the balance sheet within current assets or current liabilities. Changes in the fair value of derivatives are recognized immediately in the income statement for derivatives that do not qualify for hedge accounting. For derivatives designated as a hedge and used to hedge an existing asset or liability (e.g., inventory), both the derivative and hedged item are recognized at fair value within the balance sheet with the changes in both of these fair values being recognized immediately in the income statement. For derivatives designated as a hedge and used to hedge an anticipated transaction (e.g., future purchase of inventory), changes in the fair value of the derivatives are deferred in the balance sheet within accumulated other comprehensive income to the extent the hedge is effective in mitigating the exposure to the related anticipated transaction. Any ineffectiveness associated with the hedge is recognized immediately in the income statement. Amounts deferred within accumulated other comprehensive income are recognized in the income statement upon the completion of the related hedged transaction.

        Environmental Liabilities—Environmental liabilities are accrued when it is probable that obligations have been incurred and the associated amounts can be reasonably estimated. Such liabilities are adjusted as new information develops or circumstances change. The company does not discount its environmental liabilities as the timing of the anticipated cash payments is not fixed or readily determinable.

        Marketing Costs—The company incurs various types of marketing costs in order to promote its products, including advertising, retailer incentives and consumer incentives. The company expenses each of these types of marketing costs in accordance with applicable authoritative accounting literature.

        Accounting Changes—In fiscal 2001, the company changed its methods of accounting for revenue recognition relating to the shipping terms for certain of its product sales, recognition of sales incentives granted to retailers and recognition of consumer sales incentives, which resulted in a reduction of fiscal 2001 net income of $43.9 million.

        As of the beginning of the current fiscal year, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Financial Instruments and Hedging Activities, and its related amendment, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities ("SFAS No. 133"). The adoption of SFAS No. 133 resulted in a cumulative effect of an accounting change that reduced net income by $2.0 million, and decreased accumulated other comprehensive income by $24.6 million, net of tax.

        Also in the first quarter of fiscal 2002, the company adopted Emerging Issues Task Force (EITF) Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products. As a result, the company now classifies the costs associated with sales incentives provided to retailers as a reduction in net sales; these costs were previously included in selling, general and administrative expenses. All periods presented reflect this reclassification. This reclassification had an immaterial impact on net sales and no impact on income before income taxes and cumulative effect of changes in accounting, net income, or income per share amounts.

        In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, which establish accounting and reporting requirements for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment of value on an annual basis. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The company will adopt SFAS No. 142 at the beginning of its fiscal 2003. The company has not yet completed its assessment of the anticipated adoption impact of SFAS No. 142.

        In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires the company to recognize the fair value of a liability associated with the cost the company would be obligated to incur in order to retire an asset at some point in the future. The liability would be recognized in the period in which it is incurred and can be reasonably estimated. The standard is effective for fiscal years beginning after June 15, 2002. The company expects to adopt this standard at the beginning of its fiscal 2004. The company has not yet completed its assessment of the anticipated adoption impact, if any, of SFAS No. 143.

        Additionally, in October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 develops an accounting model, based upon the framework established in SFAS No. 121, for long-lived assets to be disposed of by sales. The accounting model applies to all long-lived assets, including discontinued operations, and it replaces the provisions of APB Opinion No. 30, Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for disposal of segments of a business. SFAS No. 144 requires long-lived assets to be measured at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. The statement is effective for fiscal years beginning after December 15, 2001. The company intends to adopt this standard at the beginning of its fiscal 2003. The company has not yet completed its assessment of the anticipated adoption impact, if any, of SFAS No. 144.

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

        The following table summarizes the final fair value of the assets acquired and liabilities assumed in connection with the company's acquisition of IHF:

Current assets		$627.4
Non-current assets (primarily brands and goodwill)		2,605.0

Total assets acquired		$3,232.4

Current liabilities		368.0
Long-term debt		1,104.4
Other non-current liabilities		36.8

Total liabilities assumed		$1,509.2

Cash paid	$875.0
Equity issued	848.2

Total net assets acquired		$1,723.2

        The cash portion of the consideration paid was funded through borrowings under the company's short-term credit facilities.

        The company's unaudited pro forma results of operations for the thirty-nine weeks ended February 25, 2001, assuming the acquisition of IHF occurred as of the beginning of the period presented are as follows:

Thirty-nine weeks ended February 25, 2001
Net sales	$21,110.8
Net income	527.9
Income per share—diluted	1.01

        The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisition had been in effect on the dates indicated, nor is it necessarily indicative of future operating results of the combined companies.

3.    Financial Instruments

        The company is exposed to market risk, such as changes in commodity prices, foreign currency exchange rates and interest rates. To manage volatility associated with these exposures, the company may enter into various derivative transactions pursuant to established company policies.

        Commodity Price Management—The company is subject to raw material price fluctuations caused by supply conditions, weather, economic conditions and other factors. Generally, the company utilizes commodity futures and options contracts to reduce the volatility of commodity input prices on items such as grains, vegetable oils, livestock and energy.

        Futures and options contracts qualifying for hedge accounting and used to hedge anticipated transactions are designated as cash flow hedges with gains and losses deferred in accumulated other comprehensive income, to the extent the hedge is effective. These amounts are recognized within cost of goods sold in the period during which the hedged transaction affects earnings. Any hedge gain or loss deemed ineffective, as well as gains or losses on contracts for which the company does not qualify, or elects not to qualify, for hedge accounting, are immediately recognized within sales or cost of goods sold.

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

        Interest Rate Management—In order to reduce exposures related to changes in interest rates, the company may use derivative instruments, including interest rate swaps. As of February 24, 2002, the company had interest rate swap agreements outstanding, effectively converting $2 billion of the company's fixed rate debt into floating rate debt. The interest rate swaps are accounted for as fair value hedges and result in no ineffectiveness being recognized in the income statement as the interest rate swaps' provisions match the applicable provisions of the hedged debt.

        Additional Derivative Information—The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. As of February 24, 2002, the fair value of derivatives recognized within prepaid expenses and other current assets was $101.7 million and the amount recognized within other accrued liabilities was $65.9 million.

        For the thirteen and thirty-nine week periods ended February 24, 2002, the ineffectiveness associated with derivatives designated as both cash flow and fair value hedges was a loss of $6.2 million and a loss of $8.1 million, respectively. Hedge ineffectiveness is recognized within net sales or cost of goods sold, depending on the nature of the hedge. The company does not exclude any components of the hedging instrument's gain or loss when assessing effectiveness.

        Generally, the company hedges a portion of its anticipated consumption of commodity inputs for periods up to 12 months. The company may enter into longer term hedges on particular commodities if deemed appropriate. As of February 24, 2002, the company had hedged certain portions of its anticipated consumption of commodity inputs through March 2005.

        As of February 24, 2002, the net deferred loss recognized in accumulated other comprehensive income was $57.9 million, net of tax, which includes the impact of the cumulative effect of change in accounting principle. Of this amount, $36.8 million, net of tax, will be recognized within earnings over the next 12 months. For the thirteen and thirty-nine weeks ended February 24, 2002, a net of tax $19.2 million loss and $21.5 million loss, respectively, were recognized from accumulated other comprehensive income into earnings. No cash flow hedges or firm commitments were discontinued during the thirteen and thirty-nine week periods ended February 24, 2002.

4.    Income per share

        The following table reconciles the income and average share amounts used to compute both basic and diluted income per share:

	Thirteen weeks ended		Thirty-nine weeks ended
	Feb. 24, 2002	Feb. 25, 2001	Feb. 24, 2002	Feb. 25, 2001
Net income	$170.8	$115.8	$590.8	$517.2
Redemption of subsidiary preferred securities, net of tax	(6.7)	—	(6.7)	—

Net income available to common shareholders	$164.1	$115.8	$584.1	$517.2

Income per share—basic
Weighted average shares outstanding—basic	526.2	523.3	525.5	507.5

Income per share—diluted
Weighted average shares outstanding—basic	526.2	523.3	525.5	507.5
Add shares contingently issuable upon exercise of stock options	2.3	4.0	2.1	3.1

Weighted average shares outstanding—diluted	528.5	527.3	527.6	510.6

5.    Inventories

        The major classes of inventories are as follows:

	Feb. 24, 2002	May 27, 2001	Feb. 25, 2001
Hedged commodities	$1,511.4	$1,499.0	$1,535.0
Food products and livestock	1,667.8	1,919.5	1,790.6
Agricultural chemicals, fertilizer and feed	956.1	1,108.8	1,092.0
Other, principally ingredients and supplies	675.7	544.1	731.4

	$4,811.0	$5,071.4	$5,149.0

6.    Contingencies

        In fiscal 1991, the company acquired Beatrice Company ("Beatrice"). As a result of the acquisition and the significant pre-acquisition contingencies of the Beatrice businesses and its former subsidiaries, the consolidated post-acquisition financial statements of the company reflect significant liabilities associated with the estimated resolution of these contingencies. These include various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by the company. The environmental proceedings include litigation and administrative proceedings involving Beatrice's status as a potentially responsible party at 35 Superfund, proposed Superfund or state-equivalent sites; these sites involve locations previously owned or operated by predecessors of Beatrice which used or produced pesticides, fertilizers, dyes, inks, solvents, PCB's, acids, lead, sulfur, and / or tannery wastes. Beatrice has paid or is in the process of paying its liability share at 30 of these sites. Adequate reserves for these matters have been established based on the company's best estimate of its undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of Beatrice and other potentially responsible parties and its experience in remediating sites. The reserves for Beatrice environmental matters totaled $123.0 million at May 27, 2001, a majority of which relates to the Superfund and state equivalent sites referenced above. Expenditures for these matters are expected to occur over a period of 5 to 20 years.

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

        The company has reclassified the segment information for the period ending February 25, 2001, to conform to the current quarter presentation.

	Thirteen weeks ended
	February 24, 2002	February 25, 2001
Sales to unaffiliated customers
Packaged Foods	$3,032.4	$2,953.9
Food Ingredients	411.5	428.3
Meat Processing	2,277.2	2,506.2
Agricultural Products	523.6	490.7

Total	$6,244.7	$6,379.1

Intersegment sales
Packaged Foods	$6.7	$10.5
Food Ingredients	63.0	54.3
Meat Processing	187.8	172.6
Agricultural Products	12.6	13.0

	270.1	250.4
Intersegment elimination	(270.1)	(250.4)

Total	$—	$—

Net sales
Packaged Foods	$3,039.1	$2,964.4
Food Ingredients	474.5	482.6
Meat Processing	2,465.0	2,678.8
Agricultural Products	536.2	503.7
Intersegment elimination	(270.1)	(250.4)

Total	$6,244.7	$6,379.1

Operating profit
Packaged Foods	$426.3	$345.7
Food Ingredients	41.1	33.2
Meat Processing	33.4	11.1
Agricultural Products	(37.9)	(34.3)

Total operating profit	462.9	355.7
Interest expense	94.1	130.9
General corporate expenses	65.7	19.2
Goodwill amortization	26.6	17.5

Income before income taxes and cumulative effect of changes in accounting	$276.5	$188.1

	Thirty-nine weeks ended
	February 24, 2002	February 25, 2001
Sales to unaffiliated customers
Packaged Foods	$9,243.3	$8,416.1
Food Ingredients	1,273.4	1,249.0
Meat Processing	7,550.1	7,855.3
Agricultural Products	3,149.3	3,152.3

Total	$21,216.1	$20,672.7

Intersegment sales
Packaged Foods	$21.9	$30.9
Food Ingredients	192.8	192.9
Meat Processing	591.0	543.1
Agricultural Products	20.6	31.6

	826.3	798.5
Intersegment elimination	(826.3)	(798.5)

Total	$—	$—

Net sales
Packaged Foods	$9,265.2	$8,447.0
Food Ingredients	1,466.2	1,441.9
Meat Processing	8,141.1	8,398.4
Agricultural Products	3,169.9	3,183.9
Intersegment elimination	(826.3)	(798.5)

Total	$21,216.1	$20,672.7

Operating profit
Packaged Foods	$1,167.4	$1,082.9
Food Ingredients	133.5	123.7
Meat Processing	204.6	121.2
Agricultural Products	39.7	125.3

Total operating profit	1,545.2	1,453.1
Interest expense	298.0	323.2
General corporate expenses	208.1	155.9
Goodwill amortization	82.0	64.1

Income before income taxes and cumulative effect of changes in accounting	$957.1	$909.9

8.    Debt

        During the second quarter of its current fiscal year, the company issued $500 million of floating rate senior notes due 2003, $500 million of 6% senior notes due 2006 and $1 billion of 6.75% senior notes due 2011. The interest rate associated with the floating rate senior notes is equal to three-month LIBOR plus 70 basis points, or approximately 2.6% as of February 24, 2002. The net proceeds were used to reduce outstanding commercial paper borrowings carrying an interest rate of 3.8%.

        As of February 24, 2002, the company had interest rate swaps outstanding that convert $2 billion of the company's fixed rate debt into floating rate debt.

        During the thirteen weeks ended February 24, 2002, the company's finance subsidiary, ConAgra Capital, L.C., redeemed all 4,000,000 shares of its 9% Series A Cumulative Preferred Securities and all 10,000,000 shares of its 9.35% Series C Cumulative Preferred Securities. The company used approximately $350 million of short-term debt to fund the redemption of the preferred securities. The redemption resulted in an income per share charge of approximately $.01 in the third quarter of fiscal 2002.

9.    Operation Overdrive

        During the fourth quarter of fiscal 2000, the company completed a restructuring plan in connection with its previously announced initiative, "Operation Overdrive." The restructuring plan was aimed at eliminating overcapacity, streamlining operations and improving future profitability through margin improvement and expense reductions. As part of this restructuring plan, the company reduced the estimated useful lives of certain assets, resulting in $139.1 million ($86.0 million net of tax) of accelerated depreciation in fiscal 2000. The impact of such accelerated depreciation on both basic and diluted income per share was $.17 for fiscal 2000.

        Approximately 8,450 employees received notification of their termination as a result of the restructuring plan, primarily in manufacturing and operating facilities. In addition, other exit costs (consisting of lease termination and other contractual termination costs) occurred as a result of the restructuring plan. Activity during the thirty-nine weeks ended February 24, 2002, with respect to severance and other exit costs reserves is as follows:

	Severance
			Other Exit Costs
	Amount	Headcount
Balance, May 27, 2001	$21.5	400	$8.6
Fiscal 2002 activity:
Utilized	(6.1)	(185)	(4.3)

Balance, February 24, 2002	$15.4	215	$4.3

        Included in the February 24, 2002, severance reserve are amounts owed to individuals who have been severed but are receiving their severance payments over a period of time rather than in the form of a lump-sum.

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

        Following is management's discussion and analysis of the company's operating results as well as liquidity and capital resources. Results for the thirteen week and thirty-nine week periods ended February 24, 2002, are not necessarily indicative of results that may be attained in the future.

Operating Results

Consolidated Results

        The company's fiscal 2002 third quarter diluted income per share was $.31, as compared to $.22 for the same period in fiscal 2001. The current year third quarter diluted income per share includes a $.01 charge resulting from the company's redemption of preferred securities of a subsidiary. Operating profit for the quarter was $463 million, as compared to $356 million in fiscal 2001; and net income was $171 million, as compared to $116 million in fiscal 2001. For year to date fiscal 2002, diluted income per share was $1.11 as compared to $1.01 for the same period in fiscal 2001. The year to date diluted income per share for fiscal 2001 reflects a reduction in income of $.09 per share related to the cumulative effect of changes in accounting. Year to date operating profit for fiscal 2002 was $1,545 million, up from $1,453 million for fiscal 2001, while year to date net income for fiscal 2002 was $591 million, up from $517 million for fiscal 2001.

Packaged Foods Segment Results

        Third quarter sales of $3,032 million were up $79 million, or 3%, from the prior year while operating profit increased $81 million, or 23%, to $426 million. The operating profit increase over the prior year reflects volume gains, product mix improvement, and effective cost controls. Operating profits for all of the segment's major retail product-lines including shelf-stable meals, grocery items, snacks, dairy products, processed meats, and frozen foods increased by double-digit percentages as compared to the same period in the prior year. Several of the segment's foodservice-oriented product lines, including french fries and seafood, posted profit gains as well. However, the segment's overall foodservice-oriented operations reflected lower operating profits as compared to the same period in the prior year due, in part, to costs associated with the closure of two facilities.

        For the first nine months of fiscal 2002, sales reached $9,243 million, up from $8,416 million last fiscal year, and operating profit totaled $1,167 million, up from $1,083 million last fiscal year. The company completed the acquisition of several large brands late in the first quarter of fiscal 2001, which impacted the growth rate of sales and operating profit for the first nine months of fiscal 2002.

Food Ingredients Segment Results

        Third quarter sales decreased $17 million, or 4%, versus a year ago to $412 million. The decline in sales resulted from the planned closure of a flour milling facility and steps taken to improve product and customer mix. Operating profit increased $8 million, or 24%, to $41 million as the company's seasonings, blends, and flavorings operations experienced more favorable input costs and improved product mix. Operating profit also improved for the company's grain processing business due to improved industry conditions.

        For the first nine months of fiscal 2002, sales increased $24 million, or 2%, to $1,273 million and operating profits increased $10 million, or 8%, to $134 million. Year to date sales and operating profit growth are attributed primarily to the inclusion of nine month results of an ingredient business acquired in the second quarter of fiscal 2001. Fiscal 2002 year to date results reflect this acquisition for the entire nine-month period.

Meat Processing Segment Results

        Third quarter sales were $2,277 million, down $229 million, or 9%, from $2,506 million in sales for the same period in fiscal 2001. This decline reflects lower volumes due in part to the loss of production resulting from a beef processing plant fire in the third quarter of fiscal 2001 as well as intentional volume changes as part of management's efforts to improve product and customer mix. Despite the sales decline, operating profit increased $22 million, or 201%, to $33 million for the third quarter as compared to last year. This improvement resulted primarily from more efficient operations and the benefit of more favorable U.S. fresh beef, poultry and pork market conditions.

        Year to date sales totaled $7,550 million, down $305 million, or 4%, versus the same period last year. Lower sales resulted primarily from the volume lost due to the prior year beef processing plant fire and the effort to improve product and customer mix. Operating profit for the first nine months of fiscal 2002 totaled $205 million, an increase of $83 million, or 69%, over the same period in fiscal 2001. This increase reflects a significant improvement in poultry and pork market conditions as well as an improvement in product mix and operational efficiency.

Agricultural Products Segment Results

        Third quarter sales of $524 million were up $33 million, or 7%, from $491 million in sales for the same period last year. This increase resulted primarily from the higher chemical and fertilizer prices as well as increased grain volumes. The segment posted an operating loss of $38 million for the quarter reflecting declining profits at United Agri Products, Inc. (UAP), the company's crop input distribution business. UAP's profit declines were due to higher bad debt expense and cost of goods sold, as well as continued poor market conditions. The segment reported an operating loss of $34 million for the same period last year.

        For the first nine months of fiscal 2002, sales of $3,149 million changed only slightly from the prior year total of $3,152 million for the same period. Operating profit, however, declined $85 million, or 68%, from $125 million to $40 million largely the result of the difficult agriculture conditions and higher bad debt expense.

General Corporate and Interest Expense

        For the third quarter of fiscal 2002, general corporate expenses totaled $66 million as compared to $19 million for the same period in fiscal 2001. On a year to date basis, these expenses totaled $208 million versus $156 million in the prior year. Last year, corporate expenses were positively impacted by the company's reduction of certain reserves by a total of $35 million as a result of the resolution of certain litigation and the reevaluation of reserves for other corporate matters. Additionally, in the current year there were incremental expenses associated with enterprise-wide strategic initiatives that are intended to improve overall productivity and efficiency.

        Interest expense for the third quarter of fiscal 2002 decreased $37 million, or 28%, as compared to the same period in fiscal 2001 due to lower interest rates, favorable results associated with interest rate swaps and a decrease in total interest-bearing debt. Interest expense for the first nine months of fiscal 2002 totaled $298 million, down $25 million, or 8%, from last year's year to date total of $323 million.

Other

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

        In December 2001, the Securities and Exchange Commission ("SEC") issued Financial Reporting Release ("FRR") No. 60, concerning "critical" accounting policies. FRR No. 60 defines a critical accounting policy as a policy that is both important to the portrayal of a company's financial condition and results and requires significant or complex judgment on the part of management. In addition, in January 2002 the SEC issued FRR No. 61 which provides registrants with interpretive guidance regarding additional disclosures in the areas of obligations and commitments, off-balance sheet financings, trading activities, and related party transactions. The company has included applicable information within its management discussion and analysis with respect to the topics addressed in both FRR No.'s 60 and 61.

Liquidity and Capital Resources

Sources of Liquidity and Capital

        The company's primary financing objective is to maintain a conservative balance sheet that provides the flexibility to pursue its growth objectives. The company uses a combination of equity and long-term debt to finance non-current assets and working capital needs.

        To finance its working capital, the company utilizes cash flows generated from operations and also borrows short-term (usually 30-60 days maturity) commercial paper. The company maintains back-up bank lines of credit at least equal to outstanding commercial paper borrowings. The company has in place a short-term revolving credit facility of $350 million (expiring in August 2002) and a longer-term $1.75 billion revolving credit line (expiring in September 2003) with major domestic and international banks. The company has never needed to use these back-up lines of credit. The company is in compliance with the credit agreement's financial covenants. Management believes the company will maintain its current debt credit rating for the foreseeable future, thus allowing the company's continued issuance of commercial paper. If the company was unable to access the short-term commercial paper market, the company would use its bank revolving credit facilities to provide liquidity. The interest rates for the revolving credit facilities are generally .05 to .10 percentage points higher than the interest rates for commercial paper.

        At February 24, 2002, the company had short-term notes payable totaling $1,048 million as compared to $3,176 million at the end of the same period last year. Short-term notes payable decreased due to the company's current year issuance of $2 billion of long-term debt, and the payment of short-term borrowings with cash generated from operating activities.

        The company also funds its short-term financing needs through agreements to sell interests in pools of trade accounts receivable. The existing program can fund up to $875 million of receivables at any one time. The accounts receivable are sold at a discount and this cost is included in selling, general and administrative expenses in the consolidated statement of earnings. Because these accounts receivable are sold without recourse to unrelated third parties, accounts receivable balances sold are excluded from the companies consolidated financial statements. As of the end of the thirteen weeks ended February 24, 2002, accounts receivable sold totaled $812 million. The ability to sell accounts receivable is, in part, dependent upon the credit quality of the underlying accounts receivable. Although not anticipated by the company's management, deterioration of the credit quality of accounts receivable could impact the company's ability to sell receivables under this program. If the company was unable to obtain funds through its receivables program, the company would source its liquidity needs through additional borrowings under its commercial paper program. The interest rates for commercial paper are generally less than .10 percentage points, higher than the implicit rate for the accounts receivable sales program.

        Debt reduction has been a primary focus of the company during fiscal 2002. The company's overall level of interest-bearing debt totaled $7,089 million at February 24, 2002, compared to $7,417 million as of February 25, 2001. This 4.4% reduction was primarily a result of the company's efforts in reducing short-term debt.

        During the thirteen weeks ended February 24, 2002, the company's finance subsidiary, ConAgra Capital, L.C., redeemed $350 million of its 9% and 9.35% preferred securities, using lower-rate short-term debt to fund the redemption. The rates associated with the short-term debt used to fund the redemption are approximately 6 percentage points lower than the interest rates associated with the redeemed securities. As a result, all 4,000,000 shares of its 9% Series A Cumulative Preferred Securities and all 10,000,000 shares of its 9.35% Series C Cumulative Preferred Securities have been redeemed. The redemption resulted in an income per share charge of approximately $.01 in the third quarter of fiscal 2002. The company expects the income per share charge to be offset by reduced interest expense throughout the remainder fiscal 2002.

        As part of the company's program to refinance short-term debt into long-term debt, during the second quarter of the current year, the company issued $500 million of floating rate senior notes due September 2003, $500 million of 6% senior notes due September 2006, and $1 billion of 6.75% senior notes due September 2011. The interest rate associated with the floating rate senior notes is equal to three-month LIBOR plus 70 basis points, or 2.6% as of February 24, 2002. The net proceeds were used to reduce outstanding commercial paper borrowings carrying an average interest rate of 3.8%. The company replaced short-term debt with long-term debt to protect against potential unfavorable developments in the short-term credit market, and to take advantage of attractive long-term interest rates.

        The company has generally utilized senior long-term debt at a rate not exceeding 30% of total capital. ConAgra Foods' has temporarily exceeded the self-imposed 30% limit for a major strategic purpose that is intended to create value for shareholders. The company also considers it appropriate to exceed the 30% limit in the case of refinancing short-term debt into long-term debt, provided that long-term rates are such that it is advantageous for the company to structure its financing in that manner.

        As of February 24, 2002, the company had interest rate swaps outstanding, converting $2 billion of its fixed rate debt into floating rate debt. The company entered into such interest rate swaps to take advantage of historically low short-term rates, while continuing to maintain long-term financing.

Cash Flows

        Cash used by the company during the thirty-nine weeks ending February 24, 2002, was $167 million, reflecting the net impact of cash flows from operating, investing, and financing activities. For the same period in the prior year, the company used $133 million.

        Cash generated from operating activities totaled $801 million for the thirty-nine weeks ended February 24, 2002, as compared to $1,039 million used for the same period last year. The increased cash flow was primarily due to increased net income coupled with a lower increase in working capital for the thirty-nine week period versus last year. The company continues to focus on effectively managing accounts receivable, inventory and trade payables. Cash flow from operating activities is one of the company's major sources of liquidity.

        Cash used in investing activities totaled $486 million for thirty-nine weeks ended February 24, 2002, down from $1,412 million used in the same period last year. Investing activities consist primarily of additions to property, plant and equipment under the company's normal capital expenditure plan and payments for business acquisitions. Payments for business acquisitions were significantly higher last year due primarily to the acquisition of IHF in the first quarter of fiscal year 2001.

        Cash used in financing activities totaled $482 million for the thirty-nine weeks ended February 24, 2002, versus cash generated of $2,318 million for the same period a year ago. During the thirty-nine weeks ended February 24, 2002, the company issued approximately $2 billion in long-term debt used to reduce short-term borrowings. Additionally, the company redeemed $350 million of preferred securities of a subsidiary with fixed dividend rates ranging from 9% to 9.35%. The company issued short-term borrowings to fund the redemption of these subsidiary preferred securities. In the prior year, cash generated from financing activities related primarily to the acquisition of IHF. Dividends paid during the thirty-nine weeks ended February 24, 2002, totaled $359 million, as compared to $312 million for the same period last year.

Off-Balance Sheet Arrangements

        The company has entered into operating lease arrangements in which the lessors are characterized as "special purpose entities" (SPEs). The SPEs are used to facilitate financing for leased assets. Accordingly, the assets held by the SPEs are the assets leased by the company and the liabilities of the SPEs are the debt used to finance the leased assets (with the assets serving as collateral for the debt). These SPEs are not consolidated by the company as their equity is provided by parties independent of the company in amounts that are sufficient under applicable accounting principles (i.e., equity of at least 3% of total capital) to establish the SPEs as having independent economic substance apart from the company. In these leasing arrangements, the funding obligations of the company are limited solely to the amounts the company has committed to pay, including any residual value guarantees. Such obligations are included in the "Contractual Obligations" table below.

        The Financial Accounting Standards Board (FASB) is currently considering modifying the authoritative accounting literature with respect to SPE leasing arrangements, in particular SPEs which have equity of less than 10% of total capital. Depending on the outcome of the FASB's deliberations in this area, the company may be required in the future to include in its financial statements (i.e., consolidate the leased assets and related debt financing) SPEs which have equity of less than 10% of total capital. As of February 24, 2002, the leased assets associated with such SPE leasing arrangements approximated $75 million.

        A number of facilities are currently being constructed for use within the company's packaged foods distribution network. The company is financing up to 89.9% of the cost of construction of these facilities. Upon completion of each facility, the company intends to lease these facilities from SPEs that are anticipated to have equity in excess of 10% of total capital. The SPEs are expected to obtain permanent financing and repay the construction financing with interest. As of February 24, 2002, the company had advanced approximately $25 million for construction of these facilities which is included in the accompanying financial statements.

Obligations and Commitments

        As part of its ongoing operations, the company enters into arrangements which obligate the company to make future payments under contracts, such as lease or debt agreements. A summary of the company's obligations as of February 24, 2002, is as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in millions)
Long-Term Debt	$6,002.5	$256.9	$879.8	$1,209.9	$3,655.9
Lease Obligations	784.8	140.0	197.5	118.1	329.2
Unconditional Purchase Obligations	364.4	77.5	147.2	58.1	81.6
Other Long-Term Obligations	.2	.1	.1	—	—

Total Cash Obligations	$7,151.9	$474.5	$1,224.6	$1,386.1	$4,066.7

        The company has excluded from the above table amounts associated with operating leases having remaining noncancelable lease terms of one year or less.

        As part of its ongoing operations, the company also enters into arrangements which obligate the company to make future payments under contingent commitments, such as debt guarantees. A summary of the company's commitments, including commitments associated with equity method investments, as of February 24, 2002, is as follows:

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in millions)
Guarantees	$16.9	$5.3	$2.4	$9.2	$—
Other Commercial Commitments	84.7	14.8	21.7	12.2	36.0

Total Commercial Commitments	$101.6	$20.1	$24.1	$21.4	$36.0

Trading Activities

        The company accounts for certain contracts (e.g., "physical" commodity purchase/sale contracts and derivative contracts) at fair value. The company considers such contracts that do not qualify for hedge accounting under SFAS No. 133 as "trading" activities. The table below summarizes the changes in trading assets and liabilities for the third quarter of the current fiscal year:

(in millions)
Net asset (liability) outstanding as of November 25, 2001, at fair value	$40.8
Contracts settled during the period (1)	(24.6)
Changes in fair value of contracts outstanding as of February 24, 2002 (2)	4.0
Changes attributable to changes in valuation techniques and assumptions	—

Net asset (liability) outstanding as of February 24, 2002, at fair value	$20.2

(1)
Includes contracts outstanding at November 25, 2001 and contracts entered into and settled during the period.

(2)
Includes option premiums paid and received.

        The following table represents the fair value and scheduled maturity dates of such contracts outstanding as of February 24, 2002:

	Fair Value of Contracts as of February 24, 2002 net asset/(liability)
Source of Fair Value	Maturity less than 1 year	Maturity 1-3 years	Total Fair Value
	(in millions)
Prices actively quoted	$(6.6)	$.3	$(6.3)
Prices provided by other external sources	25.3	1.2	26.5
Prices based on models and other valuation methods	—	—	—

Total Fair Value	$18.7	$1.5	$20.2

        In order to minimize the risk of loss associated with non-exchange-traded transactions with counterparties, the company utilizes established credit limits and performs ongoing counterparty credit evaluations.

        The above tables exclude commodity-based contracts entered into in the normal course of business, including "physical" contracts to buy or sell commodities at agreed-upon fixed prices, as well as derivative contracts (e.g., futures and options) used primarily to hedge an existing asset or liability (e.g., inventory) or an anticipated transaction (e.g., purchase of inventory). The use of such contracts is not considered by the company to be "trading" activities as these contracts are considered either normal purchase and sale contracts or hedging contracts.

Critical Accounting Policies

        The process of preparing financial statements requires the use of estimates on the part of management. The estimates used by management are based on the company's historical experiences combined with management's understanding of current facts and circumstances. Certain of the company's accounting policies are considered critical as they are both important to the portrayal of the company's financial condition and results and require significant or complex judgment on the part of management. The following is a summary of certain accounting policies considered critical by management of the company.

        Allowance for Doubtful Accounts—The company's allowance for doubtful accounts reflects reserves for customer receivables to reduce receivables to amounts expected to be collected. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible amounts, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer performance, and anticipated customer performance. While management believes the company's processes effectively address its exposure for doubtful accounts, changes in the economy, industry, or specific customer conditions may require adjustment to the allowance for doubtful accounts recorded by the company.

        Marketing Costs—The company incurs certain costs to promote its products through marketing programs which include advertising, retailer incentives and consumer incentives. The company expenses each of these types of marketing costs in accordance with applicable authoritative accounting literature. The judgment required in determining when marketing costs are incurred can be significant. For volume-based incentives provided to retailers, management must continually assess the likelihood of the retailer achieving the specified targets. Similarly, for consumer coupons, management must estimate the level at which coupons will be redeemed by consumers in the future. Estimates made by management in accounting for marketing costs are based primarily on the company's historical experience with marketing programs with consideration given to current circumstances and industry trends. As these factors change, management's estimates could change and the company could recognize different amounts of marketing costs over different periods of time.

        Inventory Valuation—Management reviews its inventory balances to determine if inventories can be sold at amounts equal to or greater than their carrying amounts. The review includes identification of slow moving inventories, obsolete inventories, and discontinued products or lines of products. The identification process includes historical performance of the inventory, current operational plans for the inventory, as well as industry and customer specific trends. If the company's actual results differ from management expectations with respect to the selling of its inventories at amounts equal to or greater than their carrying amounts, the company would be required to adjust its inventory balances accordingly.

        Environmental Liabilities—Environmental liabilities are accrued when it is probable that obligations have been incurred and the associated amounts can be reasonably estimated. Management works with independent third-party specialists in order to effectively assess the company's environmental liabilities. Management estimates the company's environmental liabilities based on evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of the company and other potentially responsible parties, and its experience in remediating sites. Environmental liability estimates may be affected by changing governmental or other external determinations of what constitutes an environmental liability or an acceptable level of cleanup. Management's estimate as to its potential liability is independent of any potential recovery of insurance proceeds or indemnification arrangements. Insurance companies and other indemnitors are notified of any potential claims, and periodically updated as to the general status of known claims. The company does not discount its environmental liabilities as the timing of the anticipated cash payments is not fixed or readily determinable. To the extent that there are changes in the evaluation factors identified above, management's estimate of environmental liabilities may also change.

        Employment Related Benefits—The company incurs certain employment-related expenses associated with pensions, postretirement health care benefits, and workers' compensation. In order to measure the expense associated with these employment-related benefits, management must make a variety of estimates including discount rates used to present value certain liabilities, assumed rates of return on assets set aside to fund these expenses, compensation increases, employee turnover rates, anticipated mortality rates, anticipated healthcare costs, and employee accidents incurred but not yet reported to the company. The estimates used by management are based on the company's historical experience as well as current facts and circumstances. The company uses third-party specialists to assist management in appropriately measuring the expense associated with these employment-related benefits. Different estimates used by management could result in the company recognizing different amounts of expense over different periods of time.

Recently Issued Accounting Standards

        In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, which establish accounting and reporting requirements for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The company will adopt SFAS No. 142 at the beginning of its fiscal 2003. The company has not yet completed its assessment of the anticipated adoption impact of SFAS No. 142.

        In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires the company to recognize the fair value of a liability associated with the cost the company would be obligated to incur in order to retire an asset at some point in the future. The liability would be recognized in the period in which it is incurred and can be reasonably estimated. The standard is effective for fiscal years beginning after June 15, 2002. The company expects to adopt this standard at the beginning of its fiscal 2004. The company has not yet completed its assessment of the anticipated adoption impact, if any, of SFAS No. 143.

        Additionally, in October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 develops an accounting model, based upon the framework established in SFAS No. 121, for long-lived assets to be disposed of by sales. The accounting model applies to all long-lived assets, including discontinued operations, and it replaces the provisions of APB Opinion No. 30, Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for disposal of segments of a business. SFAS No. 144 requires long-lived assets to be measured at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. The statement is effective for fiscal years beginning after December 15, 2001. The company will adopt this standard at the beginning of its fiscal 2003. The company has not yet completed its assessment of the anticipated adoption impact, if any, of SFAS No. 144.

Related Party Transactions

        The company has entered into various lease agreements with Opus Corporation or its affiliates. Mr. Mark Rauenhorst, a member of the company's board of directors, is a beneficial owner and director of Opus Corporation. The agreements relate to the leasing of land, buildings and equipment for the company in various parts of the United States. The company occupies the buildings pursuant to long-term leases with Opus Corporation and other investors (all of whom are independent of the company), which leases contain various termination rights and purchase options. Leases currently effective require annual lease payments by the company of approximately $15 million.

ConAgra Foods, Inc. and Subsidiaries

Part I—Financial Information

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

        The company uses interest rate swaps to manage the effect of interest rate changes on a portion of its debt. During the thirty-nine weeks ended February 24, 2002, the company entered into interest rate swap agreements effectively changing the interest rate on $2.0 billion of its debt from a fixed rate to a floating rate. The fair value of the interest rate swap agreements recognized in prepaid expenses and other current assets was $55.4 million. A one percentage point increase/decrease in interest rates would have decreased/increased the fair value of the interest rate swap agreements by approximately $90 million as of February 24, 2002.

        As of February 24, 2002, the fair value of the company's fixed rate debt was estimated at $5.89 billion, based on current market rates primarily provided by outside investment advisors. As of February 24, 2002, a one percentage point increase in interest rates would decrease the fair value of the company's fixed rate debt by approximately $395 million, while a one percentage point decrease in interest rates would increase the fair value of the company's fixed rate debt by approximately $450 million. With respect to the company's floating rate debt, a one percentage point change in interest rates would have impacted net interest expense by approximately $14 million for the thirty-nine weeks ended February 24, 2002.

        Other than the changes noted above, there have been no material changes in the company's market risk during the thirty-nine weeks ended February 24, 2002. For additional information, refer to the subsection "Market Risk" in "Management's Discussion & Analysis" in Item 7 of the company's Form 10-K for the fiscal year ended May 27, 2001.

ConAgra Foods, Inc. and Subsidiaries

Part II—Other Information

Item 1. Legal Proceedings

        In its Form 10-Q's for the quarters ended August 26, 2001 and November 25, 2001, the company reported a shareholder derivative action filed in a Delaware chancery court on September 26, 2001, a purported class action lawsuit filed in a Nebraska federal court on August 10, 2001, and a second shareholder derivative action filed in Nebraska federal court on October 9, 2001. Each action contains allegations based on the events resulting in the company's restatement of its financial statements filed on an amended Form 10-K on June 22, 2001. The defendants in the actions intend to vigorously defend the allegations and believe the actions are without merit.

Item 6. Exhibits and Reports on Form 8-K

  (A)
  Exhibits

    3.1—ConAgra Foods, Inc. By-laws, as amended

    12—Statement regarding computation of ratio of earnings to fixed charges

  (B)
  Reports on Form 8-K

    The company filed a report on Form 8-K dated December 20, 2001 relating to its change in reporting segments.

CONAGRA FOODS, INC.
By:
/s/ JAMES P. O'DONNELL James P. O'Donnell Executive Vice President, Chief Financial Officer and Corporate Secretary
By:
/s/ DWIGHT J. GOSLEE Dwight J. Goslee Executive Vice President, Operations Control and Development
By:
/s/ JAY D. BOLDING Jay D. Bolding Senior Vice President, Controller
Dated this 10th day of April, 2002.

ConAgra Foods, Inc. and Subsidiaries

Exhibit Index

EXHIBIT	DESCRIPTION	PAGE
3.1	ConAgra Foods, Inc. By-laws, as amended	28
12	Statement regarding computation of ratio of earnings to fixed charges	41

QuickLinks

Part I—Financial Information Item 1. Condensed Consolidated Financial Statements
ConAgra Foods, Inc. and Subsidiaries Condensed Consolidated Statements of Earnings (in millions) (unaudited)
ConAgra Foods, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (in millions) (unaudited)
ConAgra Foods, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (dollars in millions except per share amounts) (unaudited)
ConAgra Foods, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (in millions) (unaudited)
ConAgra Foods, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements For the Thirty-nine Weeks ended February 24, 2002 (columnar dollars in millions except per share amounts)
ConAgra Foods, Inc. and Subsidiaries Part I—Financial Information Item 2. Management's Discussion and Analysis
ConAgra Foods, Inc. and Subsidiaries Part I—Financial Information Item 3. Quantitative and Qualitative Disclosure About Market Risk
ConAgra Foods, Inc. and Subsidiaries Part II—Other Information
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
ConAgra Foods, Inc. and Subsidiaries Exhibit Index