Form 10-K
period 2002-05-26
CONAGRA FOODS INC /DE/
filed 2002-08-23
CIK 23217

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 26, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        At July 31, 2002, 537,124,574 common shares were outstanding. The aggregate market value of the voting common stock of ConAgra Foods, Inc. held by non-affiliates on July 31, 2002, was approximately $13.5 billion.

        Documents incorporated by reference are listed on page 1.

Documents Incorporated by Reference

        Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended May 26, 2002 are incorporated into Part I, Item 1; Part II, Items 5, 7, 7A and 8; and Part IV, Item 14.

        Portions of the Registrant's definitive Proxy Statement filed for Registrant's 2002 Annual Meeting of Stockholders are incorporated into Part III, Items 10, 11, 12 and 13.

PART I

ITEM 1. BUSINESS

a)    General Development of Business

        ConAgra Foods, Inc. ("ConAgra Foods" or the "company") is a leading packaged food company serving a wide variety of food customers. The company's food sales accounted for approximately 87% of its fiscal 2002 net sales of $27.6 billion.

        On September 28, 2000, ConAgra, Inc. changed its name to ConAgra Foods, Inc. to indicate a focus on serving food customers. Prior to that time, the company was known as ConAgra, Inc. from February 25, 1971 to September 27, 2000 and from September 29, 1919 through February 24, 1971, the company was known as Nebraska Consolidated Mills Company.

        Over time, both acquisitions and operations have contributed to the company's growth. The company's more significant acquisitions have included Beatrice Company in 1990, Golden Valley Microwave Foods in 1992 and International Home Foods in 2001. In recent years, ConAgra Foods has been pursuing an acquisition and divestiture strategy to shift its focus toward its core branded and value-added food products.

        On May 21, 2002, the company announced an agreement to transfer its fresh beef and pork processing businesses to a new venture, 54% owned by an investor group led by Hicks, Muse, Tate & Furst, Incorporated, and 46% owned by the company.

b)    Financial Information about Reporting Segments

        The company's operations are classified into four reporting segments: Packaged Foods, Food Ingredients, Meat Processing and Agricultural Products. The contributions of each reporting segment to net sales and operating profit, and the identifiable assets attributable to each reporting segment are set forth in Note 20 "Business Segments and Related Information" on pages 64 through 66 of the company's 2002 Annual Report to Stockholders and are incorporated herein by reference.

c)    Narrative Description of Business

        The company competes throughout the food industry and focuses on adding value for customers who sell into the retail food, foodservice, ingredients and agricultural products channels.

        ConAgra Foods reporting segments are described below. The ConAgra Foods companies and locations, including distribution facilities, within each reporting segment are described in Item 2.

Packaged Foods

        In its Packaged Foods segment, ConAgra Foods produces shelf-stable, frozen and refrigerated foods which are processed and packaged for sales primarily to retail and foodservice customers.

        Shelf-stable products include tomato products, pasta products, cooking oils, popcorn, soup, puddings, meat snacks, canned beans, canned pasta, tuna, canned chili, cocoa mixes and peanut butter for retail, foodservice, institutional and specialty market customers. Shelf-stable major brands include Hunt's, Healthy Choice, Chef Boyardee, Wesson, Orville Redenbacher's, PAM, Slim Jim, Act II, Peter Pan, Van Camp's, Gulden's, Beanee Weenee, Manwich, Hunt's Snack Pack, Swiss Miss, Knott's Berry Farm, Bumble Bee, La Choy, Gebhardt, David's, Wolf Brand, Pemmican, Penrose and Andy Capp's.

        Frozen food products include dinners, pizzas, entrees, snacks, ice cream, potato products, hand-held dough-based products and seafood for retail, foodservice, institutional and specialty market customers. Frozen food major brands include Healthy Choice, Banquet, Marie Callender's, Kid Cuisine, MaMa Rosa's, Papa G's, Gilardi's, Lamb Weston, Holly Ridge, Fernando's, Rosarita, The Max, Morton, Patio, LaChoy, Artel and Wolfgang Puck.

        Refrigerated food products include hot dogs, bacon, ham, sausages, cold cuts, turkey products, ethnic foods, kosher products, meat alternative products (e.g., soy-based hot dogs and patties), tablespreads, cheeses, egg alternatives and dessert toppings for retail, foodservice, institutional and specialty market customers. Refrigerated food major brands include Armour, Butterball, Cook's, Country Pride, Decker, Monfort, Eckrich, Healthy Choice, To-Ricos, Texas BBQ, Ready Crisp, Casa de Oro, Zoll, Hebrew National, Brown ’N Serve, Golden Star, Lightlife, National Deli, Swift Premium, Parkay, Blue Bonnet, Fleischmann's, Egg Beaters, County Line, Reddi-wip and Treasure Cave.

Food Ingredients

        The Food Ingredients segment includes the company's non-grain based ingredients, such as processed seasonings, blends and flavorings as well as grain-based items which are processed for ingredient use.

Meat Processing

        In its Meat Processing segment, ConAgra Foods produces and markets fresh beef, chicken, turkey and pork for retail and foodservice customers. In May 2002, the company announced an agreement to sell a controlling interest in its fresh beef and pork operations, which accounted for 77% of the segment's net sales and 71% of its operating profit in fiscal 2002.

Agricultural Products

        Through its Agricultural Products segment, ConAgra Foods distributes crop protection chemicals, fertilizers, seeds and information systems at wholesale and retail levels. Major agricultural brands include Clean Crop, ACA, Savage, Shotgun, Saber, Signature, and Loveland Industries. Within this segment, the company also originates, markets, merchandises and trades agricultural and energy commodities and byproducts, and provides related risk management services. The Agricultural Products segment experiences some seasonality. This seasonality coincides with normal agricultural growing seasons and is subject to a variety of economic, governmental and weather related conditions.

General

        The following comments pertain to each of the company's reporting segments.

        ConAgra Foods is a food company that operates in many different areas of the food industry, with a significant focus on the sale of branded and value-added consumer products. As a result, ConAgra Foods uses many different raw materials, the bulk of which are commodities. Raw materials are generally available from several different sources and ConAgra Foods presently believes that it can obtain these as needed.

        The company experiences intense competition for sales of its principal products in its major markets. The company's products compete with widely advertised, well-known, branded products, as well as private label and customized products. The company has major competitors in all of its reporting segments.

        Quality control processes at principal manufacturing locations emphasize applied research and technical services directed at product improvement and quality control. In addition, the company conducts research activities related to the development of new products.

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

        ConAgra Foods and its subsidiaries have approximately 89,000 employees, primarily in the United States.

d)    Foreign Operations

        Foreign operations information is set forth in Note 20 "Business Segments and Related Information" on pages 64 through 66 of the company's 2002 Annual Report to Stockholders and is incorporated herein by reference.

Risk Factors

        The following factors could affect the company's operating results and should be considered in evaluating the company.

        The company must identify changing consumer preferences and develop and offer food products to meet their preferences.

        Consumer preferences evolve over time and the success of the company's food products depends on the company's ability to identify the tastes and dietary habits of consumers and to offer products that appeal to their preferences. The company introduces new products and improved products in all of its business segments from time to time and incurs significant development and marketing cost. If the company's products fail to meet consumer preference, then the company's strategy to grow sales and profits with new products will be less successful.

        If the company does not manage costs in the highly competitive food industry, its profitability could decrease.

        The company's success depends in part on its ability to manage costs and be efficient in the highly competitive food industry. The company has in recent years eliminated excess costs and achieved additional efficiencies by aligning sales, marketing, and manufacturing functions. If the company does not continue to manage costs and achieve additional efficiencies, its profitability could decrease.

        The company may be subject to product liability claims and product recalls, which could negatively impact its profitability.

        The Center for Disease Control and Prevention has estimated there are more than 250 different foodborne diseases that cause approximately 76 million illnesses, more than 325,000 hospitalizations and 5,000 deaths annually in the United States. Products in an uncooked or raw state may contain some level of pathogens which remain until cooked. In addition to foodborne illness, some consumers are sensitive to or allergic to a variety of common ingredients. In the past the company has issued recalls to address the presence of allergens and pathogens. Once products have been shipped for distribution, illness or death may result if the pathogens are present, or increase due to handling or temperatures, if they are not eliminated at the further processing, foodservice or consumer level. If the company detects problems, it takes prompt action to protect consumers. The consensus among health industry and government experts is that simple, proper cooking procedures are the most common and effective way to eliminate the risk associated with pathogens.

        The company may be subject to significant liability if the consumption of any of the company's products causes injury, illness or death and the company will voluntarily recall products in the event of contamination or damage. For example, between June 30 and July 19, 2002, the company voluntarily recalled approximately 19 million pounds of ground beef that may have been contaminated with E. coli. The company may encounter the same risks if a third party tampers with its products. A significant product liability judgment or a widespread product recall may also negatively impact the company's profitability for a period of time depending on availability, competitive reaction and consumer attitudes.

        For the Agricultural Products segment, downturns in the agricultural industry reduce product demand, create a difficult product pricing environment, and make credit collection more difficult.

        The agricultural industry is cyclical and subject to a variety of economic, governmental and weather related conditions. Weather patterns, livestock and crop diseases, uncertainty over farm policy, and other farming related factors have caused downturns in the agricultural industry in recent years. Factors that negatively affect the agricultural industry reduce farm income, which results in less demand for agricultural products and a less favorable product pricing environment and negatively affects the ability of customers to pay for products purchased on credit. These factors negatively affected the fiscal 2002 operating results for the company's Agricultural Products segment, which reflected a sales decline of 2% and an operating profit decline of 83% compared to fiscal 2001. For fiscal 2002, the company's Agricultural Products segment represented approximately 13% of the company's total sales and less than 1% of the company's total operating profit.

        Commodity price increases will increase operating costs and may reduce profits.

        The company uses many different commodities, including wheat, corn, oats, soybeans and energy. Commodities are subject to price volatility caused by commodity market fluctuations, supply and demand, currency fluctuations, and changes in governmental agricultural programs. Commodity price increases will result in increases in raw material costs and operating costs. The company may not be able to increase its product prices to offset these increased costs; and increasing prices may result in reduced sales volume and profitability. The company has many years' experience in hedging against commodity price increases; however, hedging practices reduce but do not eliminate the risk of increased operating costs from commodity price increases. For example, significant energy price increases, such as were experienced in fiscal 2001, impacted the company's results.

        If the company fails to comply with the many laws applicable to its business, it may incur significant fines and penalties.

        The company's facilities and products are subject to many laws and regulations administered by the United States Department of Agriculture, the Federal Food and Drug Administration, and other federal, state, local, and foreign governmental agencies relating to the processing, packaging, storage, distribution, advertising, labeling, quality, and safety of food products. The company's failure to comply with applicable laws and regulations could subject it to administrative penalties and injunctive relief, civil remedies, including fines, injunctions and recalls of its products. The company's operations are also subject to extensive and increasingly stringent regulations administered by the Environmental Protection Agency, which pertain to the discharge of materials into the environment and the handling and disposition of wastes. Failure to comply with these regulations can have serious consequences, including civil and administrative penalties and negative publicity.

        The company incurs significant costs in complying with laws and regulations.

        The company incurs significant capital and operating expenditures to comply with laws and regulations. For example, the company's financial statement footnote on "Contingencies" describes continuing costs for compliance with environmental laws. Future material changes in these laws and regulations could increase the company's operating costs. Various governments throughout the world are considering regulatory proposals relating to genetically modified organisms or ingredients, food safety, and market regulation which, if adopted, will increase the company's operating costs. If any of these or other proposals are enacted, the company may not be able to pass on these cost increases to customers without experiencing volume and profit losses.

ITEM 2. PROPERTIES

        The company's corporate headquarters are located in Omaha, Nebraska, U.S.A. The general offices and location of principal operations are set forth in the following list of ConAgra Foods' locations.

        The company maintains a number of distribution facilities, in addition to distribution facilities and warehouse space available at substantially all of its manufacturing facilities.

        Utilization of manufacturing capacity varies by type of product manufactured, plant and time available. In general, ConAgra Foods operates most of its manufacturing facilities in excess of 70% of standard industry capacity. Standards vary by industry from 40 hours per week to greater than 40 hours per week.

        Most principal manufacturing facilities are held in fee. However, many parcels of land, machinery and buildings, and substantially all of ConAgra Foods' transportation equipment used in its processing and merchandising operations, are leased.

PACKAGED FOODS REPORTING SEGMENT

Frozen Foods Group
General offices in Omaha, Nebraska.

  ConAgra Frozen Foods
  General and sales offices in Omaha, Nebraska.
  Seven manufacturing facilities in Arkansas, Ohio, Iowa and Missouri. Three manufacturing facilities and one sales office in Canada. Product development facility in Omaha, Nebraska.

Grocery Foods Group
General offices in Irvine, California.

  ConAgra Grocery Products Company
  General offices in Irvine, California.
  Product development facility in Irvine. 15 manufacturing plants in Ohio, Pennsylvania, Tennessee, California, Texas, Georgia, Missouri, Illinois and Minnesota. Over 15 grocery sales offices in Arizona, Texas, Illinois, Kansas, Minnesota, Ohio, Tennessee, Georgia, North Carolina, Arkansas, New Jersey, Maryland, Massachusetts, California and Florida serving the U.S. and Canada.

  ConAgra Store Brands
  General offices in Lakeville, Minnesota.
  Three manufacturing facilities in Minnesota and Illinois.

  Bumble Bee Seafoods
  General offices in San Diego, California.
  Six processing/packaging facilities in Ecuador, Puerto Rico, California, Louisiana and Minnesota.

Snack Foods Group
General offices in Edina, Minnesota.

  ConAgra Snack Foods
  General offices in Edina, Minnesota.
  Six plants in Iowa, Minnesota and Ohio. Popcorn storage warehouse in Nebraska, product development facility in Eden Prairie, Minnesota and microwave packaging production facility in Maple Grove, Minnesota.

  ConAgra Foods Ltd.
  General offices in Manchester, England.
  One manufacturing facility in Manchester, England.

  Goodmark Foods
  General offices in Raleigh, North Carolina.
  Five manufacturing facilities in North Carolina, Pennsylvania, Missouri and California.

Foodservice Group
General offices in Eagle, Idaho.

  Specialty Potato Products Group (previously known as Lamb Weston)
  General offices in Tri-Cities, Washington.
  13 plants in Idaho, Oregon, Washington, North Carolina, Minnesota (50-percent owned) and Alberta, Canada.
  Three plants in The Netherlands (50-percent owned). Farming operations in Washington, Oregon and Idaho. Product development facility in Richland, Washington. General office, sales, marketing and international business development center in Eagle, Idaho.

  Mexican Foods Group—Fernando's Foods Corporation
  General offices in Los Angeles, California and Omaha, Nebraska.
  One Mexican food processing facility in California, flour and corn tortilla processing facilities in Nebraska and Kentucky.

  ConAgra Signature Meats Group
  General offices in Greeley, Colorado.
  Meat processing facilities in California, Alabama and Illinois.

  ConAgra Seafood Companies
  General offices in Tampa, Florida and Santa Fe Springs, California.
  Facilities in Florida, Texas, New Jersey and Washington.

  ConAgra Diversified Foods Group (previously known as Hunt-Wesson Foodservice)
  General offices in Irvine, California.
  One tomato processing plant located in Helm, California, one toppings plant located in Humboldt, Tennessee, and three division sales offices.

Dairy Foods Group
General offices in Downers Grove, Illinois.
Seven facilities located in Wisconsin, Illinois, Indiana, Michigan, Iowa, Missouri and New Jersey include natural cheese, aerosol, margarine and egg product manufacturing.

Refrigerated Foods Group
General offices in Downers Grove, Illinois and Lincoln, Nebraska.
Product development in Downers Grove and 24 plants in Indiana, Illinois, Michigan, Nebraska, Kansas, Arkansas, North Carolina, Iowa, Colorado, Texas, Ohio, Maryland, Minnesota, Massachusetts and Missouri, processed meat plant in Panama, distribution centers in Kansas, Michigan, Illinois and Puerto Rico.

Retail Administration
General offices in Omaha, Nebraska.

  ConAgra Foods Logistics
  General offices in Omaha, Nebraska and Schaumburg, Illinois.
  12 distribution centers located in Tennessee, New Jersey, Florida, Ohio, Texas, California, Pennsylvania, and Indiana.

MEAT PROCESSING REPORTING SEGMENT

Beef Group
General offices in Greeley, Colorado.

  Australia Meat Holdings Pty Ltd.
  General offices in Dinmore, Queensland, Australia.
  Four beef processing, four cattle feedlots, and one plant/distribution center in Australia.

  ConAgra Cattle Feeding Company
  General offices in Greeley, Colorado.
  Five feedlots in Colorado, Texas, and Idaho.

  Swift Beef Company
  General offices in Greeley, Colorado.
  Seven processing plants in Colorado, Kansas (idled by fire December 2000), Nebraska, Texas, Idaho and Utah.

  ConAgra Beef-Swift Support Centers
  General offices in Greeley, Colorado.
  Eight sales and distribution branches in Nebraska, Colorado, Illinois, Texas, Arizona, California, Delaware and Hawaii.

Pork Group
General offices in Greeley, Colorado.
Four pork processing plants in Iowa, Minnesota, Kentucky, and California.

Poultry Group
General offices in Duluth, Georgia.

  ConAgra Broiler Company
  General offices in Duluth, Georgia.
  14 broiler growing and processing divisions in Alabama, Arkansas, Georgia, Kentucky, Louisiana, Tennessee, and Puerto Rico. Four further processing cook plants in Georgia, Tennessee, West Virginia, and Louisiana.

  Professional Food Systems
  General offices in El Dorado, Arkansas.
  14 sales and distribution units in Texas, Tennessee, California, Louisiana, North Carolina, Utah, Mississippi, Iowa and Wisconsin.

FOOD INGREDIENTS REPORTING SEGMENT

ConAgra Food Ingredients Company
General offices in Omaha, Nebraska.

  Grain-Based Processing
  General offices in Omaha, Nebraska.
  24 flour mills in Illinois, Oklahoma, California, Ohio, Colorado, Alabama, Nebraska, Minnesota, Pennsylvania, South Dakota, Georgia, Texas and Florida. Two joint ventures in the United States, one flour mill and two elevators. Corn merchandising and processing facility in Kansas. Two oat processing facilities in Nebraska and Canada. A flour mill, a dry corn mill and grain trading in Puerto Rico.

  Nongrain-Based Ingredients
  General offices in Omaha, Nebraska.
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

  International
  General offices in Omaha, Nebraska.
  Poultry, animal feed and processed meat facilities in Portugal and feed plants in Spain. Four malt joint ventures with barley malting facilities in the United States, Canada, Australia and the United Kingdom. Edible oil processing and grain trading joint venture in India. Joint venture oilseed processing plant in Argentina. A specialty marketing business with general offices in Texas. Two animal feed plants in Georgia and Alabama.

AGRICULTURAL PRODUCTS REPORTING SEGMENT

ConAgra Trade Group
General offices in Omaha, Nebraska.

  Agricultural Division
  General offices in Omaha, Nebraska.
  An extensive network of grain merchandising offices and grain elevators operated in the United States and Canada. International marketing is facilitated through offices in Mexico, Italy, Hong Kong, Brazil and Australia, and with representative agents throughout the world.

  KBC Edible Beans
  General offices in Omaha, Nebraska.
  KBC operates an extensive network of facilities in the United States and a facility in Argentina. International marketing is facilitated through offices in Argentina, China, Switzerland and Hong Kong, and with representative agents throughout the world.

  ConAgra International Fertilizer
  General offices in Savannah, Georgia.
  Sourcing and distribution is facilitated through offices in Mexico, the United Kingdom, Hong Kong and Singapore.

  ConAgra Energy Services
  General offices in Omaha, Nebraska.

United Agri Products
General offices in Greeley, Colorado.

  United Agri Products Companies
  General offices in Greeley, Colorado.
  Eight formulation facilities in the United States and 587 field sales, administration, warehouse, rail, and joint venture locations in the United States, Canada, United Kingdom, Mexico, South Africa, Chile, Bolivia, Ecuador, Argentina, France and Peru.

ITEM 3. LEGAL PROCEEDINGS

        In fiscal 1991, ConAgra acquired Beatrice Company ("Beatrice"). As a result of the acquisition and the significant pre-acquisition contingencies of the Beatrice businesses and its former subsidiaries, the consolidated post-acquisition financial statements of the company reflect significant liabilities associated with the estimated resolution of these contingencies. These include various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by the company. The environmental proceedings include litigation and administrative proceedings involving Beatrice's status as a potentially responsible party at 32 Superfund, proposed Superfund or state-

equivalent sites; these sites involve locations previously owned or operated by predecessors of Beatrice which used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and / or other contaminants. Beatrice has paid or is in the process of paying its liability share at 31 of these sites. Adequate reserves for these matters have been established based on the company's best estimate of its undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of Beatrice and other potentially responsible parties and its experience in remediating sites. The reserves for Beatrice environmental matters totaled $119.3 million as of May 26, 2002, and $123.0 million as of May 27, 2001, a majority of which relates to the Superfund and state equivalent sites referenced above. Expenditures for these matters are expected to occur over a period of 5 to 20 years.

        On June 22, 2001, the company filed an amended annual report on Form 10-K for the fiscal year ended May 28, 2000. The filing included restated financial information for fiscal years 1997, 1998, 1999 and 2000. The restatement, due to accounting and conduct matters at its United Agri Products, Inc. subsidiary ("UAP"), was based upon an investigation undertaken by the company and the Audit Committee of its Board of Directors. The restatement was principally related to revenue recognition for deferred delivery sales and vendor rebates, advance vendor rebates, and bad debt reserves. The Securities and Exchange Commission ("SEC") issued a formal order of nonpublic investigation dated September 28, 2001. The company is cooperating with the SEC investigation, which relates to the UAP matters described above, as well as other aspects of the company's financial statements.

        On August 10, 2001, a purported class action lawsuit, Gebhardt v. ConAgra Foods, Inc., et. al. Case No. 810CV427, was filed in United States District Court for Nebraska against the company and certain of its executive officers alleging violations of the federal securities laws in connection with the events resulting in the company's restatement of its financial statements. On July 23, 2002, the federal district court granted the defendants' motion to dismiss the lawsuit and entered judgment in favor of the company and the executive officers. On August 20, 2002, the plaintiffs appealed the judgment to the Eighth Circuit Court of Appeals.

        On September 26, 2001, a shareholder derivative action was filed, purportedly on behalf of the company, by plaintiffs Anthony F. Rolfes and Sandra S. Rolfes in the Court of Chancery for the State of Delaware in New Castle County, Case No. 19130NC. The complaint alleges that the defendants, directors of the company during the relevant times, breached fiduciary duties in connection with events resulting in the company's restatement of its financial statements. The action seeks, inter alia, recovery to the Company, which is named as a nominal defendant in the action, of damages allegedly sustained by the Company and a direction to the defendants to establish programs to prevent wrongful and illegal practices. On October 9, 2001, a second shareholder derivative action was filed, purportedly on behalf of the company, by plaintiff Harbor Finance Partners in the United States District Court for the District of Nebraska, Case No. 401CV3255. The complaint contains allegations and seeks relief similar to the Delaware derivative action. The directors named as defendants in these actions intend to vigorously defend the allegations and believe the actions are without merit.

        The company's subsidiary, ConAgra Grocery Products Company, paid a total of $141,000 in connection with the settlement of an administrative civil liability complaint, ACL Complaint No. R5-2002-0507, issued by the California Regional Water Quality Control Board, Central Valley Region on May 14, 2002, with respect to wastewater discharges.

        The company is a party to a number of other lawsuits and claims arising out of the operation of its businesses. After taking into account liabilities recorded for all of the foregoing matters, management believes the ultimate resolution of such matters should not have a material adverse effect on the company's financial condition, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT AS OF AUGUST 23, 2002

Name	Title & Capacity	Age	Year Assumed Present Office
Bruce C. Rohde	Chairman, Chief Executive Officer and President	53	1998
Dwight J. Goslee	Executive Vice President, Operations Control and Development	52	2001
Owen C. Johnson	Executive Vice President, Human Resources and Administration	56	1998
James P. O'Donnell	Executive Vice President, Chief Financial Officer and Corporate Secretary	54	1997
Jay D. Bolding	Senior Vice President and Controller	42	1999
Kenneth W. Gerhardt	Senior Vice President and Chief Information Officer	52	1998
Timothy P. McMahon	Senior Vice President, Marketing and Communications	48	2000
Michael D. Walter	Senior Vice President, Commodity Procurement and Economic Strategy	53	2000
Christopher W. Klinefelter	Vice President, Investor Relations	35	2000
Scott E. Messel	Vice President, Treasurer	43	2001
Anita L. Wheeler	Vice President, Leadership Development and Planning	56	1999

        The foregoing have held executive officer positions with ConAgra Foods for the past five years, except as follows:

        Owen C. Johnson was Senior Vice President, Human Resources, Corporate Communications and Administration of NISOURCE from 1990 to 1998. He joined ConAgra Foods as Senior Vice President, Human Resources and Administration in June 1998 and was named Executive Vice President in 2001.

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

        Michael D. Walter joined ConAgra Foods in 1989 as President of ConAgra Specialty Grain Products. He was named to Senior Vice President, Trading and Procurement in October 1996 and to his current position in February 2000.

        Christopher W. Klinefelter was Assistant Vice President, Corporate Development of Brown-Forman when he left in 2000. He joined them as a Business Analyst in 1996. He joined ConAgra Foods in January 2000 as Vice President, Investor Relations.

        Scott E. Messel was Vice President and Treasurer of Lennox International from 1999 to 2001. Prior to that, he was Vice President, Treasurer of Flowserve Corporation from 1998 to 1999, and Vice President and Director, International Treasury when he left Ralston Purina Company in 1997.

        Anita L. Wheeler was Director of Staffing of Allied Signal from 1996 to 1998. She joined ConAgra Foods in

1999 as Vice President, Executive Staffing and Development and was named to her current position in 2002.

OTHER SIGNIFICANT EMPLOYEES OF THE REGISTRANT AS OF AUGUST 23, 2002

Name	Title & Capacity	Age	Year Assumed Present Office
Larry A. Carter	President and Chief Operating Officer, ConAgra Food Ingredients Company	50	2000
Larry Kenneth Cordell	President and Chief Operating Officer, United Agri Products	44	2002
Raymond J. De Riggi	Chairman, International Retail Group	54	2002
Gerard A. Dowd	President and Chief Operating Officer, ConAgra Poultry Company	50	2002
Gregory A. Heckman	President and Chief Operating Officer, ConAgra Agricultural Products Company	40	2002
R. Dean Hollis	President and Chief Operating Officer, ConAgra Frozen Prepared Foods Group	42	2000
John S. McKeon	President and Chief Operating Officer, Snack Foods Group	57	2002
Dennis F. O'Brien	President and Chief Operating Officer, Grocery Foods Group	44	2002
Richard A. Porter	President and Chief Operating Officer, ConAgra Foods — Foodservice Company	53	1998
Richard G. Scalise	President and Chief Operating Officer, ConAgra Dairy Foods Group	47	2000
John N. Simons	President and Chief Operating Officer, ConAgra Meat Companies	41	2001
F. Martin Thrasher	President and Chief Operating Officer, ConAgra Foods Retail Products Company	51	2001

        Larry A. Carter joined the company in 1994 as the Vice President and Chief Financial Officer of ConAgra's Trading and Processing Companies. He was named to his current position in 2000.

        Larry Kenneth Cordell joined the company in 2001 as Vice President of United Agri Products and was named to his current position in January 2002. Prior to joining the company Mr. Cordell was with FMC Corporation as North America Area Director and Global Herbicide Director in 2001, North America Area Director from 1998 to 2001, and Global Business Director, Herbicide from 1995 to 1998.

        Raymond J. De Riggi was President of United Specialty Food Ingredients Cos. from 1995 to 1998, and President and Chief Operating Officer, ConAgra Grocery Products from 1998 to 2002. He was named to his current position in January 2002.

        Gerard A. Dowd was hired as Executive Vice President, Poultry Foodservice in 1999, and was named President, ConAgra Poultry Foodservice in 2001. He was named to his current position in 2002.

        Gregory A. Heckman joined the company in 1984 and was named Vice President and General Manager of ConAgra Commodity Services in 1995, and President of ConAgra Commodity Services in 1996. He has served as President and Chief Operating Officer, ConAgra Trade Group from 1998 to 2001, and was named to his current position in January 2002.

        R. Dean Hollis was Vice President, Trade Development ConAgra Frozen Foods from 1995 to 1998 and President of Gilardi Foods from 1998 to March 2000. He was named to his current position in 2000.

        John S. McKeon joined ConAgra Foods as President Golden Valley Microwave Foods in 1993, and held that position until he was named to his current position in 2002.

        Dennis F. O'Brien was President, Store Brands from 2000 to 2001, and was Executive Vice President and General Manager, Grocery Products from July 2001 to December 2001. Prior to joining the company, Mr. O'Brien was Senior Vice President, Marketing and Product Development for Armstrong Industries from 1996 to 2000.

        Richard A. Porter was President of Lamb Weston, Inc. from 1990 to 1998. He was named to his current position in June 1998.

        Richard G. Scalise joined the company in 1997 as President of the ASE Deli/Foodservice Company. He was named to his current position during 2000. Prior to joining the company, Mr. Scalise was President and Chief Operating Officer of H&M Corporation.

        John N. Simons was Vice President, Red Meat Business Development with Excel from 1996 to 1999. He was named President and Chief Operating Officer, ConAgra Beef Companies in 1999, and to his current position in 2001.

        F. Martin Thrasher was named to his current position upon joining the company in 2001. Prior to joining the company, Mr. Thrasher was with Campbell Soup Company where he served in various positions since 1996 including President North America from 2000 to 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        ConAgra Foods' common stock is listed on the New York Stock Exchange. Ticker symbol: CAG. At the end of fiscal 2002, 537.0 million shares of common stock were outstanding, including 9.9 million shares held in the company's Employee Equity Fund. There were 34,000 shareholders of record, 43,000 holders via ConAgra Foods' 401(k) plan for employees and more than 190,000 "street-name" beneficial holders whose shares are held in names other than their own. During fiscal 2002, 355 million shares were traded, a daily average of approximately 1.4 million shares.

        Quarterly sales price and dividend information is incorporated herein by reference to Note 21 "Quarterly Results (Unaudited)" on page 66 of the company's 2002 Annual Report to Stockholders.

ITEM 6. SELECTED FINANCIAL DATA

        The following table presents selected consolidated financial data for the company for each of the five fiscal years 1998 through 2002. All amounts are in millions except per share data.

For the Fiscal Years Ended May	2002	2001	2000	1999	1998
Net sales	$27,629.6	$27,100.5	$25,484.5	$24,790.9	24,516.6
Income before cumulative effect of changes in accounting	785.0	682.5	382.3*	330.2**	632.3
Net income	783.0	638.6	382.3*	330.2**	617.5
Basic income per share
Income before cumulative effect of changes in accounting	1.48	1.33	.80*	.70**	1.36
Net income	1.48	1.24	.80*	.70**	1.33
Diluted income per share
Income before cumulative effect of changes in accounting	1.47	1.33	.80*	.69**	1.33
Net income	1.47	1.24	.80*	.69**	1.30
Cash dividends declared per share of common stock	.9300	.8785	.7890	.6918	.6050
At Year End
Total assets	$15,496.2	$16,480.8	$12,196.6	$12,081.5	$11,781.5
Senior long-term debt (noncurrent)	4,991.6	3,359.5	1,816.8	1,793.1	1,753.5
Subordinated long-term debt (noncurrent)	752.1	750.0	750.0	750.0	750.0
Preferred securities of subsidiary company	175.0	525.0	525.0	525.0	525.0

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Incorporated herein by reference to "Management's Discussion & Analysis" on pages 36 through 47 of the company's 2002 Annual Report to Stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Incorporated herein by reference to the subsection "Market Risk" in "Management's Discussion & Analysis" on pages 46 and 47 of the company's 2002 Annual Report to Stockholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following consolidated financial statements of ConAgra Foods and Subsidiaries and Independent Auditors' Report set forth on pages 48 through 67 of the company's 2002 Annual Report to Stockholders are incorporated herein by reference:

        Consolidated Statements of Earnings—Years ended May 26, 2002, May 27, 2001 and May 28, 2000

        Consolidated Statements of Comprehensive Income—Years ended May 26, 2002, May 27, 2001 and May 28, 2000

        Consolidated Balance Sheets—May 26, 2002 and May 27, 2001

        Consolidated Statements of Common Stockholders' Equity—Years ended May 26, 2002, May 27, 2001 and May 28, 2000

        Consolidated Statements of Cash Flows—Years ended May 26, 2002, May 27, 2001 and May 28, 2000

        Notes to Consolidated Financial Statements

        The supplementary data regarding quarterly results of operations are set forth in Note 21 "Quarterly Results (Unaudited)" on page 66 of the company's 2002 Annual Report to Stockholders is incorporated herein by reference.

        Independent Auditors' Report

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Incorporated herein by reference to "Board of Directors and Election" on pages 3 and 4 of the company's Proxy Statement for its 2002 Annual Meeting of Stockholders. Information concerning Executive Officers of the company is included in Part I above.

ITEM 11. EXECUTIVE COMPENSATION

        Incorporated herein by reference to (i) "Executive Compensation" through "Benefit Plans and Retirement Programs" on pages 6 through 10 of the company's Proxy Statement, and (ii) information on director compensation on pages 4 and 5 of the company's Proxy Statement for its 2002 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Incorporated herein by reference to "Voting Securities Owned by Certain Beneficial Owners" and "Voting Securities Owned by Executive Officers and Directors" on page 2 of the company's Proxy Statement for its 2002 Annual Meeting of Stockholders.

Equity Compensation Plan Information

        The following table gives information about ConAgra Foods common stock that may be issued upon the exercise of options, warrants and rights under existing equity compensation plans as of May 26, 2002.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	32,776,777	$23.0383	22,745,035(2)
Equity compensation plans not approved by security holders	—	—	—
Total	32,776,777		22,745,035

(1)
This table does not include outstanding options for 479,308 shares at a weighted average exercise price of $12.9927 per share. These options were assumed in connection with two acquisitions in fiscal 1999 and 2001. No additional awards can be granted under the plans that originally issued these options.

(2)
Additionally, 2,700,000 shares are also available for issuance each fiscal year under the Employee Flexible Bonus Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Incorporated herein by reference to (i) the eighth, ninth and eleventh paragraphs of "Directors' Meetings and Compensation" on page 5 of the company's Proxy Statement, and (ii) the last paragraph of "Benefit Plans and Retirement Programs" on page 10 of the company's Proxy Statement for its 2002 Annual Meeting of Stockholders.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)
List of documents filed as part of this report:

1.
Financial Statements

    All financial statements of the company as set forth under Item 8 of this report on Form 10-K.

  2.
  Financial Statement Schedules

Schedule Number	Description	Page Number
S-II	Valuation and Qualifying Accounts	23

        All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements, notes thereto.

  3.
  Exhibits

    All exhibits as set forth on the Exhibit Index, which is incorporated herein by reference.

b)
Reports on Form 8-K

        The company filed a report on Form 8-K dated May 21, 2002 announcing an agreement to transfer its fresh beef and pork processing businesses to a new venture, 54% owned by an investor group led by Hicks, Muse, Tate & Furst, Incorporated, and 46% owned by the company.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ConAgra Foods, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of August, 2002.

ConAgra Foods, Inc.
/s/ BRUCE C. ROHDE Bruce C. Rohde Chairman, Chief Executive Officer and President
/s/ JAMES P. O'DONNELL James P. O'Donnell Executive Vice President, Chief Financial Officer and Corporate Secretary
/s/ DWIGHT J. GOSLEE Dwight J. Goslee Executive Vice President, Operations Control and Development
/s/ JAY D. BOLDING Jay D. Bolding Senior Vice President and Controller

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 23rd day of August, 2002.

Bruce C. Rohde*	Director
David H. Batchelder	Director
Mogens C. Bay*	Director
Howard G. Buffett*	Director
John T. Chain, Jr.*	Director
Alice B. Hayes*	Director
W.G. Jurgensen	Director
Robert A. Krane*	Director
Mark Rauenhorst*	Director
Carl E. Reichardt*	Director
Ronald W. Roskens*	Director
Kenneth E. Stinson*	Director

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
Omaha, Nebraska

        We have audited the consolidated financial statements of ConAgra Foods, Inc. and subsidiaries as of May 26, 2002 and May 27, 2001, and for each of the three years in the period ended May 26, 2002, and have issued our report thereon dated July 11, 2002 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to change in methods of accounting for derivative instruments and other hedging activities in 2002 and revenue recognition relating to the shipping terms for certain of its product sales, retailer sales incentives, and consumer sales incentives in 2001); such consolidated financial statements and report are included in your 2002 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of ConAgra Foods, Inc. and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
Omaha, Nebraska
July 11, 2002

Schedule II

CONAGRA FOODS, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts

        For the Fiscal Years ended May 26, 2002, May 27, 2001 and May 28, 2000
(in millions)

		Additions
Description	Balance at Beginning of Period	Charged to Income	Other	Deductions from Reserves	Balance at Close of Period
Year ended May 26, 2002 Allowance for doubtful receivables	$100.5	82.8	2.2(2)	81.0(1)	$104.5
Year ended May 27, 2001 Allowance for doubtful receivables	$62.8	61.4	3.5(2)	27.2(1)	$100.5
Year ended May 28, 2000 Allowance for doubtful receivables	$60.0	51.4	.4(2)	49.0(1)	$62.8

(1)
Bad debts charged off, less recoveries.

(2)
Primarily reserve accounts of acquired businesses less reserve accounts of divested businesses and foreign currency translation adjustments.

EXHIBIT INDEX

Number	Description	Page No.
3.1	ConAgra Foods' Certificate of Incorporation, as amended, incorporated herein by reference to Exhibit 3.1 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended August 27, 2000
3.2	ConAgra Foods' Bylaws, as amended, incorporated herein by reference to Exhibit 3.1 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended February 24, 2002
4.1	Rights Agreement dated as of July 12, 1996, Certificate of Adjustment dated October 1, 1997 and Amendment dated July 10, 1998 incorporated herein by reference to Exhibit 4.1 of ConAgra Foods' annual report on Form 10-K for the fiscal year ended May 27, 2001
4.2	Form of documents establishing Series B Preferred Securities of ConAgra Capital, L.C., incorporated herein by reference to Exhibit 4.8 and Exhibit 4.14 of ConAgra Foods' registration on Form S-3 (033 56973)
10.1	Form of Employment Agreement between ConAgra Foods and its executives	26
10.2	ConAgra Foods' Employee Flexible Bonus Payment Plan	34
10.3	ConAgra Foods Non-Qualified CRISP Plan, incorporated herein by reference to Exhibit 10.6 of ConAgra Foods' annual report on Form 10-K for the fiscal year ended May 30, 1999
10.4	ConAgra Foods Non-Qualified Pension Plan, and First Amendment thereto, incorporated herein by reference to Exhibit 10.7 of ConAgra Foods' annual report on Form 10-K for the fiscal year ended May 30, 1999
10.5	ConAgra Foods Supplemental Pension and CRISP Plan for Change of Control, incorporated herein by reference to Exhibit 10.8 of ConAgra Foods' annual report on Form 10-K for the fiscal year ended May 30, 1999
10.6	ConAgra Foods Incentives and Deferred Compensation Change of Control Plan, incorporated herein by reference to Exhibit 10.9 of ConAgra Foods' annual report on Form 10-K for the fiscal year ended May 30, 1999
10.7	ConAgra Foods 1990 Stock Plan, and amendments thereto incorporated herein by reference to Exhibit 10.10 of ConAgra Foods' annual report on Form 10-K for the fiscal year ended May 28, 2000
10.8	ConAgra Foods 1995 Stock Plan incorporated herein by reference to Exhibit 10.11 of ConAgra Foods' annual report on Form 10-K for the fiscal year ended May 28, 2000
10.9	ConAgra Foods 2000 Stock Plan incorporated herein by reference to Exhibit 10.1 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended August 27, 2000
10.10	Amendment dated May 2, 2002 to ConAgra Foods Stock Plans and other Plans	35
10.11	ConAgra Foods Directors' Unfunded Deferred Compensation Plan incorporated herein by reference to Exhibit 10.10 of ConAgra Foods' annual report on Form 10-K for the fiscal year ended May 27, 2001
10.12	ConAgra Foods Employee Equity Fund Trust Agreement, with Stock Purchase Agreement and Revolving Promissory Note executed in connection herewith	36
10.13	Employment Agreement and amendments thereto between ConAgra Foods and Bruce C. Rohde	57
10.14	ConAgra Foods Executive Incentive Plan incorporated herein by reference to Exhibit 10.21 of ConAgra Foods' annual report on Form 10-K for the fiscal year ended May 30, 1999
12	Statement regarding computation of ratio of earnings to fixed charges	69
13	Pages 36 through 67 of ConAgra Foods, Inc.'s Annual Report to Stockholders for the fiscal year ended May 26, 2002	70
21	Subsidiaries of ConAgra Foods	102
23	Consent of Deloitte & Touche LLP	105
24	Powers of Attorney	106
99.1	Section 906 Certificates	115

        Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to ConAgra Foods' long-term debt are not filed with this Form 10-K. ConAgra Foods will furnish a copy of any such long-term debt agreement to the Securities and Exchange Commission upon request.

        Except for those portions of ConAgra Foods, Inc.'s Annual Report to Stockholders for its fiscal year ended May 26, 2002 (such portions filed hereto as Exhibit 13) specifically incorporated by reference in the report on Form 10-

K, such annual report is furnished solely for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of this filing.

        Items 10.1 through 10.14 are management contracts or compensatory plans filed as exhibits pursuant to Item 14(c) of Form 10-K.

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