Form 10-Q
period 2002-08-25
CONAGRA FOODS INC /DE/
filed 2002-10-09
CIK 23217

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 25, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Number of shares outstanding of issuer's common stock, as of September 22, 2002 was 537,034,390.

Part I—Financial Information

Item 1.    Condensed Consolidated Financial Statements

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions)
(unaudited)

	Thirteen weeks ended
	August 25, 2002		August 26, 2001
Net sales		$7,063.2		$7,607.8
Costs and expenses
Cost of goods sold		6,042.7		6,544.0
Selling, general and administrative expenses		581.8		652.6
Interest expense		83.6		104.1

		6,708.1		7,300.7

Income before income taxes and cumulative effect of changes in accounting		355.1		307.1
Income taxes		131.4		116.7

Income before cumulative effect of changes in accounting		223.7		190.4
Cumulative effect of changes in accounting		3.9		(2.0)

Net income		$227.6		$188.4

Earnings per share—basic
Income before cumulative effect of changes in accounting		$.42		$.36
Cumulative effect of changes in accounting		.01		—

Net income	$	..43	$	..36

Earnings per share—diluted
Income before cumulative effect of changes in accounting		$.42		$.36
Cumulative effect of changes in accounting		.01		—

Net income	$	..43	$	..36

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Thirteen weeks ended
	August 25, 2002	August 26, 2001
Net income	$227.6	$188.4
Other comprehensive income (loss):
Cumulative effect of change in accounting	—	(24.6)
Derivative adjustment	20.0	(9.1)
Currency translation adjustment	9.3	(7.7)

Comprehensive income	$256.9	$147.0

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in millions except per share amounts)
(unaudited)

	August 25, 2002	May 26, 2002	August 26, 2001
ASSETS
Current assets
Cash and cash equivalents	$17.4	$157.9	$25.9
Receivables, less allowance for doubtful accounts of $114.5, $104.4 and $136.1	2,025.7	1,393.6	2,450.8
Inventories	4,716.6	4,304.7	4,853.5
Prepaid expenses	679.7	577.7	612.1

Total current assets	7,439.4	6,433.9	7,942.3

Property, plant and equipment	7,243.0	7,176.0	6,931.5
Less accumulated depreciation	(3,393.7)	(3,282.1)	(3,075.4)

Property, plant and equipment, net	3,849.3	3,893.9	3,856.1

Brands, trademarks and goodwill, net	4,747.2	4,747.6	4,771.6
Other assets	433.3	420.8	395.5

	$16,469.2	$15,496.2	$16,965.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable	$1,229.8	$30.9	$3,550.6
Current installments of long-term debt	208.5	209.0	122.9
Accounts payable	1,608.0	2,165.3	2,156.4
Advances on sales	180.4	374.8	223.9
Other accrued liabilities	1,762.7	1,533.4	1,588.9

Total current liabilities	4,989.4	4,313.4	7,642.7

Senior long-term debt, excluding current installments	5,072.9	4,991.6	3,184.3
Other noncurrent liabilities	997.4	955.9	836.8
Subordinated debt	760.9	752.1	750.0
Preferred securities of subsidiary company	175.0	175.0	525.0
Commitments and contingencies (Note 7)
Common stockholders' equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 565,570,738, 565,509,607 and 565,386,996	2,827.9	2,827.5	2,826.9
Additional paid-in capital	754.8	737.2	702.9
Retained earnings	1,925.5	1,821.9	1,601.8
Accumulated other comprehensive income (loss)	(123.2)	(152.5)	(162.1)
Less treasury stock, at cost, common shares 28,787,177, 28,469,119 and 28,249,968	(684.0)	(676.8)	(672.0)

	4,701.0	4,557.3	4,297.5
Less unearned restricted stock and value of 8,571,047, 9,903,931 and 11,931,581 common shares held in Employee Equity Fund	(227.4)	(249.1)	(270.8)

Total common stockholders' equity	4,473.6	4,308.2	4,026.7

	$16,469.2	$15,496.2	$16,965.5

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Thirteen weeks ended
	August 25, 2002	August 26, 2001
Cash flows from operating activities:
Net income	$227.6	$188.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	120.8	116.2
Goodwill and other amortization	2.8	37.2
Cumulative effect of changes in accounting	(3.9)	2.0
Other noncash items (includes nonpension postretirement benefits)	34.9	52.9
Change in operating assets and liabilities before effects of business acquisitions	(1,411.0)	(1,172.8)

Net cash flows from operating activities	(1,028.8)	(776.1)

Cash flows from investing activities:
Additions to property, plant and equipment	(97.1)	(103.3)
Sale of businesses and property, plant and equipment	19.1	6.8
Notes receivable and other items	4.7	(14.0)

Net cash flows from investing activities	(73.3)	(110.5)

Cash flows from financing activities:
Net short-term borrowings	1,198.9	698.1
Repayment of long-term debt	(14.1)	(1.0)
Changes in amounts sold under the accounts receivable securitization, net	(133.9)	133.0
Cash dividends paid	(123.7)	(121.5)
Other items	34.4	5.8

Net cash flows from financing activities	961.6	714.4

Net change in cash and cash equivalents	(140.5)	(172.2)
Cash and cash equivalents at beginning of period	157.9	198.1

Cash and cash equivalents at end of period	$17.4	$25.9

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirteen Weeks ended August 25, 2002
(columnar dollars in millions except per share amounts)

1.    Accounting Policies

        The unaudited financial information reflects normal adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the ConAgra Foods, Inc. (the "company") fiscal 2002 annual report on Form 10-K.

        The results of operations for any quarter or a partial fiscal year period are not necessarily indicative of the results to be expected for other periods or the full fiscal year. Certain prior year amounts have been reclassified in order to conform with current year classifications.

        Accounting Changes—The company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, as of the beginning of the current fiscal year. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives shall not be amortized and shall be tested for impairment of value on an annual basis. SFAS No. 142 also provides that "negative" goodwill shall be written off as part of the adoption of the new standard. Negative goodwill results from a purchase business combination where the purchase price is less than the fair value of the net assets acquired. For further discussion of the company's adoption of SFAS No. 142, see Note 2 to the condensed consolidated financial statements.

        The company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as of the beginning of the current fiscal year. SFAS No. 144 develops an accounting model, based upon the framework established in previous accounting literature, for long-lived assets to be disposed of. The accounting model applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires long-lived assets to be measured at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. The adoption impact of SFAS No. 144 was not material to the company.

        In fiscal 2002, the company adopted SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities, and its related amendment, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities ("SFAS No. 133"). The adoption of SFAS No. 133 resulted in a cumulative effect of an accounting change that reduced net income by $2.0 million, and decreased accumulated other comprehensive income by $24.6 million, net of tax, in the first quarter of fiscal 2002.

        Recently Issued Accounting Pronouncements—In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires the company to recognize the fair value of a liability associated with the cost the company would be obligated to incur in order to retire an asset at some point in the future. The liability would be recognized in the period in which it is incurred and can be reasonably estimated. The standard is effective for fiscal years beginning after June 15, 2002. The company expects to adopt this standard at the beginning of its fiscal 2004. The company has not yet completed its assessment of the anticipated adoption impact, if any, of SFAS No. 143.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize the costs associated with exit or disposal activities when they are incurred. Currently these types of costs are recognized at the time management commits the company to the exit/disposal plan in accordance with Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee

Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 is effective for exit or disposal activities that are initiated subsequent to December 31, 2002. Accordingly, the company will apply the provisions of SFAS No. 146 prospectively to exit or disposal activities initiated subsequent to December 31, 2002.

2.    Changes in Accounting Policy

        The company adopted SFAS No. 142, Goodwill and Other Intangible Assets, at the beginning of its current fiscal year. In accordance with SFAS No. 142, the company has completed its initial impairment testing of goodwill and identifiable intangible assets with indefinite lives. The company's adoption of SFAS No. 142 resulted in a cumulative effect of an accounting change that increased net income by $3.9 million, or $.01 per diluted share. The increase to net income was a result of the company recognizing its proportionate share of one of its equity investments initial goodwill impairment charge, which was offset by the company writing-off negative goodwill associated with one of its equity investments. Other than such cumulative effect, the adoption of SFAS No. 142 increased net income by approximately $21 million, or approximately $.04 per diluted share, due to the company not amortizing goodwill and identifiable intangible assets with indefinite lives during the first quarter of fiscal 2003.

        The following is certain pro forma information assuming SFAS No. 142 had been in effect for the first quarter of the prior fiscal year:

Thirteen weeks ended August 26, 2001
Reported net income	$188.4
Add goodwill amortization (net of tax)	17.0
Add brand/trademark amortization (net of tax)	4.4

Adjusted net income	$209.8

Earnings per share—basic
Reported net income	$.36
Add goodwill amortization (net of tax)	.03
Add brand/trademark amortization (net of tax)	.01

Adjusted net income	$.40

Earnings per share—diluted
Reported net income	$.36
Add goodwill amortization (net of tax)	.03
Add brand/trademark amortization (net of tax)	.01

Adjusted net income	$.40

3.    Goodwill and Other Intangible Assets

        Goodwill and other identifiable intangible assets with indefinite lives (e.g., brands or trademarks) are not amortized and are tested annually for impairment of value. Impairment occurs when the fair value of the asset is less than its carrying amount. If impaired, the asset is written down to its fair value.

        Identifiable intangible assets with definite lives (e.g., licensing arrangements with contractual lives or customer lists) are amortized over their estimated useful lives and tested for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may be impaired. Impairment occurs when the fair value of the asset is less than its carrying amount. If impaired, the asset is written down to its fair value.

        As of August 25, 2002, goodwill by reporting segment was as follows:

Packaged Foods	$3,698.2
Food Ingredients	26.6
Meat Processing	102.6
Agricultural Products	40.9

Total	$3,868.3

        There were no material changes in the carrying amount of goodwill during the first quarter ended August 25, 2002.

        Other intangible assets as of August 25, 2002, were as follows:

	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$835.0	$—
Amortizing intangible assets	53.0	9.1

Total	$888.0	$9.1

        Non-amortizing intangible assets are comprised of the company's brands/trademarks and a $10.4 million intangible asset associated with the company's recognition of a minimum pension liability as of the end of fiscal 2002. Amortizing intangible assets are principally comprised of licensing arrangements and customer lists. For the quarter ending August 25, 2002, the company recognized $2.8 million of amortization expense. Based on amortizing assets recognized in the company's statement of financial position as of August 25, 2002, amortization expense for each of the next five years is estimated to approximate $11 million.

4.    Derivative Financial Instruments

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

        Foreign Currency Management—In order to reduce exposures related to changes in foreign currency exchange rates, the company may enter into forward exchange or option contracts for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities.

        Hedges of anticipated foreign-denominated transactions are designated as cash flow hedges. The gains and losses associated with these hedges are deferred in accumulated other comprehensive income until the forecasted transaction impacts earnings. Forward exchange and option contracts are also used to hedge firm commitment transactions denominated in a currency other than the applicable functional currency. The firm commitments and foreign currency hedges are both recognized at fair value within prepaid expenses and other current assets. Gains and losses associated with firm commitment and foreign currency hedges are recognized within net sales. Foreign currency derivatives for which the company has elected not to account for under hedge accounting are recorded immediately in earnings within sales, cost of goods sold or selling, general and administrative expenses, depending on the nature of the transaction.

        Interest Rate Management—In order to reduce exposures related to changes in interest rates, the company may use derivative instruments, including interest rate swaps. As of August 25, 2002, the company had interest rate swap agreements outstanding with the notional amount of these interest rate swaps totaling $2.5 billion. Of the total, $2 billion of the interest rate swaps were used to effectively convert certain of the company's fixed rate debt into floating rate debt. These interest rate swaps are accounted for as fair value hedges and result in no ineffectiveness being recognized in the income statement as the interest rate swaps' provisions match the applicable provisions of the hedged debt. The remaining $500 million of the company's interest rate swaps were used to effectively convert certain of the company's floating rate debt into fixed rate debt. These interest rate swaps are accounted for as cash flow hedges and any ineffectiveness associated with the interest rate swaps is immediately recognized in earnings.

        Additional Derivative Information—The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. As of the first quarter ended August 25, 2002, the fair value of derivatives recognized within prepaid expenses and other current assets was $195.4 million and the amount recognized within other accrued liabilities was $24.8 million. As of the end of the prior year first quarter, the fair value of derivatives recognized within prepaid expenses and other current assets was $67.9 million and the amount recognized within other accrued liabilities was $63.4 million.

        For each of the first quarters ended August 25, 2002 and August 26, 2001, the ineffectiveness associated with derivatives designated as both cash flow and fair value hedges was not material. Hedge ineffectiveness is recognized within net sales, cost of goods sold or interest expense, depending on the nature of the hedge. The company does not exclude any components of the hedging instrument's gain or loss when assessing effectiveness.

        Generally, the company hedges a portion of its anticipated consumption of commodity inputs for periods of up to 12 months. The company may enter into longer-term hedges on particular commodities if deemed appropriate. As of August 25, 2002, the company had hedged certain portions of its anticipated consumption of commodity inputs through March 2005.

        As of August 25, 2002, the net deferred amount recognized in accumulated other comprehensive income was not material. The company anticipates a gain of $7.1 million, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings over the next 12 months. For the first quarter ended August 25, 2002, a net of tax $3.0 million loss was transferred from accumulated other comprehensive income into earnings while for the same period in the prior year a $3.1 million gain was transferred from accumulated other comprehensive income into earnings. No cash flow hedges or firm commitments were discontinued during the first quarter of fiscal 2003.

5.    Earnings Per Share

        The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	Thirteen weeks ended
	August 25, 2002	August 26, 2001
Net income	$227.6	$188.4

Earnings per share—basic
Weighted average shares outstanding—basic	527.7	524.6

Earnings per share—diluted
Weighted average shares outstanding—basic	527.7	524.6
Add shares contingently issuable upon exercise of stock options	2.8	1.8

Weighted average shares outstanding—diluted	530.5	526.4

6.    Inventories

        The major classes of inventories are as follows:

	August 25, 2002	May 26, 2002	August 26, 2001
Raw materials and packaging	$1,685.0	$1,693.6	$1,564.9
Work in process	106.2	104.2	153.2
Finished goods	2,767.9	2,391.9	2,932.9
Supplies and other	157.5	115.0	202.5

	$4,716.6	$4,304.7	$4,853.5

7.    Contingencies

        In fiscal 1991, the company acquired Beatrice Company ("Beatrice"). As a result of the acquisition and the significant pre-acquisition contingencies of the Beatrice businesses and its former subsidiaries, the consolidated post-acquisition financial statements of the company reflect significant liabilities associated with the estimated resolution of these contingencies. These include various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by the company. The environmental proceedings include litigation and administrative proceedings involving Beatrice's status as a potentially responsible party at 31 Superfund, proposed Superfund or state-equivalent sites; these sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. Beatrice has paid or is in the process of paying its liability share at 30 of these sites. Adequate reserves for these matters have been established based on the company's best estimate of its undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of Beatrice and other potentially responsible parties and its experience in remediating sites. The reserves for Beatrice environmental matters totaled $119.3 million as of May 26, 2002, a majority of which relates to the Superfund and state equivalent sites referenced above. Expenditures for these matters are expected to occur over a period of 5 to 20 years.

8.    Business Segments

        In the second quarter of the prior fiscal year, the company changed its reporting segments to reflect how the company now manages its operations. Previously, the company's reporting segments were Packaged Foods, Refrigerated Foods and Agricultural Products. The new reporting segments are Packaged Foods, Food Ingredients, Meat Processing and Agricultural Products. As a result, (1) the company's branded processed meats operations, previously included in Refrigerated Foods, are now included in Packaged Foods; (2) the remaining operations within the Refrigerated Foods segment now make up the Meat Processing reporting segment; and (3) the company's food ingredients operations, previously included in Agricultural Products, are reported separately. The company has reclassified the segment information for the first quarter of the prior fiscal year to conform to the current fiscal year presentation.

        The company's operations are aggregated into four reportable segments based upon similar economic characteristics, nature of products and services offered, nature of production processes, the type or class of customer and distribution methods. Packaged Foods includes the company's shelf-stable, frozen and refrigerated foods which are processed and packaged. Meat Processing includes operations that process beef, pork and poultry. Both the Packaged Foods and Meat Processing reporting segments market food products in retail and foodservice channels. Food Ingredients includes the company's nongrain-based ingredients, such as processed seasonings, blends and flavorings as well as grain-based items which are processed for ingredient use. Agricultural Products includes operations involved in the distribution of agricultural crop inputs as well as the company's agricultural products/merchandising operations.

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

	Thirteen weeks ended
	August 25, 2002	August 26, 2001
Sales to unaffiliated customers
Packaged Foods	$2,853.0	$2,931.2
Food Ingredients	422.2	422.0
Meat Processing	2,532.3	2,716.9
Agricultural Products	1,255.7	1,537.7

Total	$7,063.2	$7,607.8

Intersegment sales
Packaged Foods	$7.3	$6.6
Food Ingredients	55.7	62.0
Meat Processing	181.9	189.4
Agricultural Products	10.5	9.1

	255.4	267.1
Intersegment elimination	(255.4)	(267.1)

Total	$—	$—

Net sales
Packaged Foods	$2,860.3	$2,937.8
Food Ingredients	477.9	484.0
Meat Processing	2,714.2	2,906.3
Agricultural Products	1,266.2	1,546.8
Intersegment elimination	(255.4)	(267.1)

Total	$7,063.2	$7,607.8

Operating profit
Packaged Foods	$357.4	$320.5
Food Ingredients	34.9	45.7
Meat Processing	66.6	79.6
Agricultural Products	47.6	75.6

Total operating profit	506.5	521.4
Interest expense	83.6	104.1
General corporate expenses	67.8	82.8
Goodwill amortization	—	27.4

Income before income taxes and cumulative effect of changes in accounting	$355.1	$307.1

9.    Subsequent Event

        During the fourth quarter of fiscal 2002, the company announced that a controlling interest in its fresh beef and pork business would be sold at book value to a joint venture with outside investors. On September 19, 2002, the company announced the closing of the transaction that resulted in the company retaining a 46% interest in the joint venture.

        The company's unaudited pro forma results of operations for the first quarter ended August 25, 2002 and August 26, 2001, assuming the sale of a controlling interest in its fresh beef and pork operations occurred as of the beginning of the periods presented are as follows:

	Thirteen weeks ended
	August 25, 2002	August 26, 2001
Net sales	$5,100.6	$5,491.9
Net income	212.3	172.6
Earnings per share—diluted	.40	.33

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

        Following is management's discussion and analysis of the company's operating results as well as liquidity and capital resources. Results for the thirteen weeks ended August 25, 2002, are not necessarily indicative of results that may be attained in the future.

Recent Developments

        During the fourth quarter of fiscal 2002, the company announced that a controlling interest in its fresh beef and pork business would be sold at book value to a joint venture with outside investors. On September 19, 2002, the company announced the closing of the transaction that resulted in the company retaining a 46% interest in the joint venture. For the first quarter of fiscal 2003, the fresh beef and pork operations accounted for approximately $2.0 billion, or 77%, of the Meat Processing reporting segment net sales and $47 million, or 70%, of the Meat Processing reporting segment operating profit.

Operating Results

Sales

        Sales for the first quarter of fiscal 2003 were $7.1 billion, down $545 million, or 7%, from the same period in the prior year. Packaged Foods sales were $2.9 billion, a decrease of 3% from the prior year, while Food Ingredients sales were $422 million, flat as compared to the same period in the prior year. Meat Processing sales were $2.5 billion, a decrease of $185 million, or 7%, compared to the same period in fiscal 2002. Meat Processing sales are largely determined by input costs and market dynamics, which can fluctuate significantly. The decrease in Meat Processing sales reflects lower input costs. Agricultural Products sales were $1.3 billion, a decrease of $282 million, or 18%, from the same period last year. This decrease reflects planned changes in customer mix at its crop inputs distribution business and continued difficult market conditions.

Cost of Goods Sold

        The company's cost of goods sold was $6.0 billion, a decrease of $501 million from the prior year amount of $6.5 billion. The gross margin (gross profit as a percentage of net sales) for the first quarter of both fiscal 2003 and 2002 was 14%.

Selling, General and Administrative Expenses (includes general corporate expense)

        Selling, general and administrative ("SG&A") expenses totaled $582 million for the first quarter of fiscal 2003, a decrease of $71 million, or 11%, from the same period in the prior year. SG&A expenses were favorably impacted by $35 million due to the adoption of SFAS No. 142 as the company is no longer required to amortize goodwill and intangible assets with indefinite lives beginning in the first quarter of fiscal 2003. In addition, SG&A expenses were positively impacted by approximately $30 million due to a decrease in bad debt expense, a decrease in subsidiary preferred dividends and a reduction in costs associated with the company's accounts receivable sales program compared to the first quarter of the prior fiscal year. The bad debt expense impact resulted primarily from higher bad debt expense in the Agricultural Products segment for the same period in the prior fiscal year. The decrease in subsidiary preferred dividends resulted from the company's fiscal 2002 third quarter redemption of $350 million of subsidiary preferred securities. The reduction in costs associated with the company's accounts receivable sales program was a result of the company terminating a portion of the program early in the current quarter in anticipation of the closing of the company's beef and pork transaction. The costs associated with the company's subsidiary preferred dividends and accounts receivable sales program are considered corporate expenses and are reflected as such in the company's segment information.

Operating Profit (earnings before interest, goodwill amortization, general corporate expense and income taxes)

        Packaged Foods operating profit increased $37 million, or 12%, to $357 million. The operating profit increase over the prior year was largely due to volume growth for the branded consumer operations, lower product costs, effective cost controls and improved mix. Operating profit for the segment's retail-oriented grocery items, snacks, processed meats and frozen foods each reflected increased operating profit as compared to the same period in the prior fiscal year, as did the segment's foodservice-focused operations. The segment's cheese, tablespreads and toppings operations reflected lower operating profit as compared to the same period in the prior year due, in part, to increased marketing spending associated with the introduction of new products.

        Food Ingredients operating profit decreased $11 million, or 24%, to $35 million reflecting lower overall volumes and increased product costs for the seasonings and flavorings operations. The decrease in operating profit at the segment's seasonings and flavorings operations was partially offset by improved margins in the segment's grain processing operations.

        Meat Processing operating profit decreased $13 million, or 16%, to $67 million for the first quarter as compared to last year. The segment's operating profits resulted primarily from weaker margins for pork and poultry, which were partially offset by increased margins in the segment's fresh beef operations.

        Agricultural Products posted an operating profit of $48 million for the quarter, a decrease of 37% compared to the same period in the prior year. This decrease largely reflects lower volumes and margins at United Agri Products, Inc. (UAP), the segment's crop input distribution operations.

Interest Expense

        Interest expense for the first quarter of fiscal 2003 decreased $21 million, or 20%, as compared to the same period in fiscal 2002 primarily reflecting a decrease in the company's total interest bearing securities as well as lower interest rates.

Earnings Per Share

        In comparison to fiscal 2002 first quarter, the company's fiscal 2003 first quarter diluted earnings per share was $.43, an increase of $.07, or 19%; operating profit was $507 million, a decrease of $15 million, or 3%; and net income was $228 million, an increase of $39 million, or 21%. The company's fiscal 2003 first quarter diluted earnings per share before cumulative effect of change in accounting increased $.06, or 17%. As of the beginning of the fiscal 2003 first quarter, the company discontinued amortizing certain intangible assets (including goodwill) in conjunction with its adoption of SFAS No. 142, Goodwill and Other Intangible Assets. The adoption of SFAS No. 142 resulted in a cumulative effect of an accounting change that increased net income by $3.9 million, or $.01 per diluted share.

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

Liquidity and Capital Resources

Sources of Liquidity and Capital

        The company's primary financing objective is to maintain a conservative balance sheet that provides the flexibility to pursue its growth objectives. The company primarily uses short-term debt to finance its working capital needs and a combination of equity and long-term debt to finance noncurrent assets.

        To finance its working capital, the company utilizes cash flows generated from operations and also borrows short-term (usually less than 30 days maturity) commercial paper. Commercial paper is reflected in the company's consolidated balance sheet within notes payable. The company maintains back-up bank lines of credit at least equal to outstanding commercial paper borrowings. The company has never needed to use these back-up lines of credit. The company is in compliance with the credit agreements' financial covenants. Management believes the company will maintain its current debt credit rating for the foreseeable future, thus allowing the company's continued issuance of commercial paper. If the company were unable to access the short-term commercial paper market, the company would use its bank revolving credit facilities to provide liquidity. The company has in place a short-term revolving credit facility of $1.05 billion (expiring in May 2003) and a longer-term $1.05 billion revolving credit facility (expiring in May 2007) with major domestic and international banks. The interest rates for the revolving credit facilities are generally .30 to .35 percentage points higher than the interest rates for commercial paper.

        As of the end of the first quarter of fiscal 2003, the company had short-term notes payable of $1.2 billion as compared to $3.6 billion as of the end of the first quarter of fiscal 2002. The decrease in short-term notes payable is due to the company's prior year refinancing activities, and the paying down of short-term borrowings. During fiscal 2002, the company replaced $2 billion of short-term debt with long-term debt in order to protect against potential unfavorable developments in the short-term credit market, and to take advantage of attractive long-term interest rates.

        During the third quarter of fiscal 2002, the company's finance subsidiary, ConAgra Capital, L.C., redeemed subsidiary preferred securities for $350 million, using lower-rate short-term debt to fund the redemption. Subsidiary preferred securities totaling $175 million were not redeemed and remain outstanding.

        The company also funds its short-term financing needs through agreements to sell interests in pools of trade accounts receivable. As of the end of the first quarter of fiscal 2003 and 2002, the program could fund up to $550 million and $875 million, respectively, of receivables at any one time. The accounts receivable are sold without recourse at a discount, and the cost of this discount is included in selling, general and administrative expenses. Because these accounts receivable are sold without recourse to unrelated third parties, accounts receivable balances sold are excluded from the company's consolidated balance sheet. As of the end of the first quarter of fiscal 2003, accounts receivable sold totaled $550 million as compared to $870 million as of the end of the same period in the prior year. The ability to sell accounts receivable is, in part, dependent upon the credit quality of the underlying accounts receivable. Although not anticipated by the company's management, deterioration of the credit quality of accounts receivable could impact the company's ability to sell receivables under this program. If the company were unable to obtain funds through its receivables program, the company would source its liquidity needs through additional borrowings under its commercial paper program. The interest rates for commercial paper are generally less than .10 percentage points higher than the implicit interest rate for the accounts receivable sales program.

        As of the end of the first quarter of fiscal 2003, the company had interest rate swap agreements outstanding with the notional amount of these interest rate swaps totaling $2.5 billion. Of the total, $2 billion of the interest rate swaps are used to effectively convert certain of the company's fixed rate debt into floating rate debt. The remaining $500 million of the company's interest rate swaps are used to effectively convert certain of the company's floating rate debt into fixed rate debt.

Cash Flows

        During the first quarter of fiscal 2003, the company used $141 million of cash, which is the net impact of $1.0 billion used in operations, $73 million used in investing activities and $962 million provided by financing activities.

        Cash used in operating activities totaled $1.0 billion for the first quarter of fiscal 2003 as compared to $776 million used in the same period for the prior year. The increased amount of cash used in operating activities was primarily a result of the company's higher use of trade working capital (accounts receivable plus inventory, less accounts payable, accrued expenses and advances on sales) during the first quarter of fiscal 2003 as compared to the company's use of trade working capital during the same period in the prior year.

        Cash used in investing activities totaled $73 million for the first quarter of fiscal 2003, a decrease from $111 million used in the same period in the prior year. The decrease from prior year is primarily a result of an equity investment in the prior year by the company's Packaged Foods segment. Investing activities consist primarily of additions to property, plant and equipment under the company's normal capital expenditure plan and payments for business acquisitions.

        Cash provided by financing activities totaled $962 million for the first quarter of fiscal 2003, compared to $714 million of cash provided by financing for the same period in the prior year. The increase in cash provided by financing activities is a result of the increased short-term debt needed to finance the higher amount of trade working capital used during the quarter. This was offset, in part, by lower borrowings under the company's accounts receivable sales program.

Certain Leasing Arrangements

        The company has entered into operating lease arrangements in which the lessors are characterized as "special purpose entities" ("SPEs"). The SPEs are used to facilitate financing for leased assets. Accordingly, the assets held by the SPEs are the assets leased by the company, and the liabilities of the SPEs are the debt used to finance the leased assets (with the assets serving as collateral for the debt). These SPEs are not consolidated by the company as their equity is provided by parties independent of the company in amounts that are sufficient under applicable accounting principles (i.e., equity of at least 3% of total capital) to establish the SPEs as having independent economic substance apart from the company. In these leasing arrangements, the funding obligations of the company are limited solely to the actual lease payments and in some circumstances a guarantee of a portion of the original value of the leased asset. The company is not obligated in such agreements to guarantee the continued viability or profitability of the SPEs. There have been no material changes during the first quarter of fiscal 2003 with respect to these types of leasing arrangements. For additional discussion of these types of leasing arrangements, see the "Management's Discussion & Analysis" section of the company's fiscal 2002 annual report on Form 10-K.

Obligations and Commitments

        As part of its ongoing operations, the company enters into arrangements, which obligate the company to make future payments under contracts, such as lease or debt agreements. There have been no material changes during the first quarter of fiscal 2003 with respect to the company's contractual obligations. For additional discussion of these types of arrangements, see the "Management's Discussion & Analysis" section of the company's fiscal 2002 annual report on Form 10-K.

        As part of its ongoing operations, the company also enters into arrangements that obligate the company to make future cash payments only upon the occurrence of a future event (e.g., guarantee debt or lease payments of a third party should the third party be unable to perform). The following commercial commitments are not recognized as liabilities in the company's consolidated balance sheet in accordance with generally accepted accounting principles. A summary of the company's commitments, including commitments associated with equity method investments, as of the end of the first quarter of fiscal 2003, is as follows:

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in millions)
Guarantees	$17.4	$2.5	$3.1	$11.8	$—
Other Commitments	118.1	26.4	31.4	23.9	36.4

Total Commitments	$135.5	$28.9	$34.5	$35.7	$36.4

        The company's total commitments of $136 million reflects an increase of $35 million from the company's 2002 fiscal year end. The increase is primarily a result of certain new marketing sponsorship arrangements entered into during the first quarter of fiscal 2003.

Trading Activities

        The company accounts for certain contracts (e.g., "physical" commodity purchase/sale contracts and derivative contracts) at fair value. The company considers a portion of these contracts to be its "trading" activities; specifically, those contracts that do not qualify for hedge accounting under SFAS No. 133. The table below summarizes the changes in trading assets and liabilities for the first quarter of fiscal 2003:

(in millions)

Net asset (liability) outstanding as of May 26, 2002, at fair value	$32.5
Contracts settled during the period (1)	(9.2)
Changes in fair value of contracts outstanding as of August 25, 2002 (2)	(7.0)
Changes attributable to changes in valuation techniques and assumptions	—

Net asset (liability) outstanding as of August 25, 2002, at fair value	$16.3

(1)
Includes contracts outstanding at May 26, 2002, and contracts entered into and settled during the period.

(2)
Includes option premiums paid and received.

        The following table represents the fair value and scheduled maturity dates of such contracts outstanding as of August 25, 2002:

	Fair Value of Contracts as of August 25, 2002 net asset / (liability)
Source of Fair Value	Maturity less than 1 year	Maturity 1-3 years	Total Fair Value
	(in millions)
Prices actively quoted (i.e., exchange-traded contracts)	$17.7	$.9	$18.6
Prices provided by other external sources (i.e., nonexchange-traded contracts)	(3.3)	1.0	(2.3)
Prices based on models and other valuation methods (i.e., nonexchange-traded contracts)	—	—	—

Total fair value	$14.4	$1.9	$16.3

        In order to minimize the risk of loss associated with nonexchange-traded transactions with counterparties, the company utilizes established credit limits and performs ongoing counterparty credit evaluations.

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

Critical Accounting Policies

        The process of preparing financial statements requires the use of estimates on the part of management. The estimates used by management are based on the company's historical experiences combined with management's understanding of current facts and circumstances. Certain of the company's accounting policies are considered critical as they are both important to the portrayal of the company's financial condition and results and require significant or complex judgment on the part of management. The accounting policies the company considers critical are its accounting policies with respect to allowance for doubtful accounts, marketing costs, inventory valuation, environmental liabilities and employment-related benefits. For additional discussion of the company's critical accounting policies, see the "Management's Discussion & Analysis" section of the company's fiscal 2002 annual report on Form 10-K.

Recently Issued Accounting Standards

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

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize the costs associated with exit or disposal activities when they are incurred. Currently these types of costs are recognized at the time management commits the company to the exit/disposal plan in accordance with EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement is effective for exit or disposal activities that are initiated subsequent to December 31, 2002. Accordingly, the company will apply the provisions of SFAS No. 146 prospectively to exit or disposal activities initiated subsequent to December 31, 2002.

Related Party Transactions

        A discussion of the company's related party transactions may be found in the "Management's Discussion & Analysis" section of the company's fiscal 2002 annual report on Form 10-K. There have been no material changes with respect to this relationship during the company's first quarter of fiscal 2003.

ConAgra Foods, Inc. and Subsidiaries
Part I—Financial Information

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

        The company uses interest rate swaps to manage the effect of interest rate changes on a portion of its debt. The company enters into such interest rate swaps to take advantage of historically low short-term rates, while continuing to maintain long-term financing. The fair value of the interest rate swap agreements recognized in prepaid expenses and other current assets as of August 25, 2002, was approximately $145 million. A one percentage point increase/decrease in interest rates would have decreased/increased the fair value of the interest rate swap agreements by approximately $65 million as of August 25, 2002.

        As of August 25, 2002, the fair value of the company's fixed rate debt was estimated at $6.7 billion, based on current market rates primarily provided by outside investment advisors. As of August 25, 2002, a one percentage point increase in interest rates would decrease the fair value of the company's fixed rate debt by approximately $410 million, while a one percentage point decrease in interest rates would increase the fair value of the company's fixed rate debt by approximately $470 million.

        Other than the changes noted above, there have been no material changes in the company's market risk during the thirteen weeks ended August 25, 2002. For additional information, refer to the subsection "Market Risk" in "Management's Discussion & Analysis" in Item 7 of the company's Form 10-K for the fiscal year ended May 26, 2002.

Item 4.    Controls and Procedures

        Not applicable.

ConAgra Foods, Inc. and Subsidiaries
Part II—Other Information

Item 1.    Legal Proceedings

        The company previously reported a shareholder derivative action filed in a Delaware chancery court on September 26, 2001, a purported class action lawsuit filed in a Nebraska federal court on August 10, 2001, and a second shareholder derivative action filed in Nebraska federal court on October 9, 2001. Each action contains allegations based on the events resulting in the company's restatement of its financial statements filed on an amended Form 10-K on June 22, 2001. On July 23, 2002, the federal district court granted the defendants' motion to dismiss the lawsuit in the class action lawsuit and entered judgment in favor of the company and the executive officers. On August 20, 2002, the plaintiffs appealed the judgment to the Eighth Circuit Court of Appeals.

Item 4.    Submission of Matters to a Vote of Securityholders

        The company's annual meeting of stockholders was held on September 26, 2002. The stockholders elected four directors to serve three-year terms and ratified the appointment of Deloitte & Touche LLP to audit the company's financial statements for fiscal year 2003. Voting on these items was as follows:

  (A)
  Election of Directors

	For	Withheld
Howard G. Buffett	464,161,657	7,348,308
John T. Chain, Jr.	464,221,241	7,288,724
Ronald W. Roskens	459,638,671	11,871,294
Kenneth E. Stinson	432,254,357	39,255,608
  (B)
  Ratification of appointment of independent auditors

FOR:	423,467,430
AGAINST:	45,098,827
ABSTAIN:	2,666,486
BROKER/NON-VOTES:	0

Item 5.    Other Information

  (A)
  On September 26, 2002, the company's Board of Directors authorized a 5 percent increase in the company's common stock dividend and declared a quarterly common stock cash dividend of 24.75 cents per share, payable December 1, 2002, to stockholders of record November 2, 2002. The prior quarterly dividend was 23.5 cents per share. The new indicated annual dividend rate is 99 cents per share, up from the previous 94 cents per share.

  (B)
  The unaudited pro forma combined condensed financial statements, which give effect to the disposition by the company of its fresh beef and pork business for the quarter ended August 25, 2002, are attached hereto as Exhibit 99.2.

Item 6.    Exhibits and Reports on Form 8-K

(A)	Exhibits
	12	Statement regarding computation of ratio of earnings to fixed charges
	99.1	Section 906 Certificates
	99.2	The unaudited pro forma combined condensed financial statements, which give effect to the disposition by ConAgra Foods of its fresh beef and pork business for the quarter ended August 25, 2002.
(B)	Reports on Form 8-K

    ConAgra Foods filed reports on Form 8-K dated September 3 and September 19, 2002 with respect to a transaction on September 19, 2002 whereby it transferred its fresh beef and pork processing businesses to a new venture, 54% owned by an investor group led by Hicks, Muse, Tate & Furst, Inc. and 46% owned by the company. The company subsequently filed a report on Form 8-K on October 4, 2002 that included unaudited pro forma information giving effect to the transaction for the year ended May 26, 2002.

CONAGRA FOODS, INC.
By:
/s/ JAMES P. O'DONNELL James P. O'Donnell Executive Vice President, Chief Financial Officer and Corporate Secretary
By:
/s/ DWIGHT J. GOSLEE Dwight J. Goslee Executive Vice President, Operations Control and Development
By:
/s/ JAY D. BOLDING Jay D. Bolding Senior Vice President, Controller
Dated this 9th day of October, 2002.

ConAgra Foods, Inc. and Subsidiaries

Part II—Other Information

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

I, Bruce Rohde, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of ConAgra Foods, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

/s/ BRUCE ROHDE Bruce Rohde Chairman and Chief Executive Officer Date: October 9, 2002

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

I, James P. O'Donnell, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of ConAgra Foods, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

/s/ JAMES P. O'DONNELL James P. O'Donnell Executive Vice-President, Chief Financial Officer and Corporate Secretary Date: October 9, 2002

ConAgra Foods, Inc. and Subsidiaries

EXHIBIT INDEX

EXHIBIT	DESCRIPTION	Page
12	Statement regarding computation of ratio of earnings to fixed charges	26
99.1	Section 906 Certificates	27
99.2	The unaudited pro forma combined condensed financial statements, which give effect to the disposition by ConAgra Foods of its fresh beef and pork business for the quarter ended August 25, 2002.	29

QuickLinks

  Part I—Financial Information
  Item 1. Condensed Consolidated Financial Statements
Part I—Financial Information
  Item 2. Management's Discussion and Analysis
Part I—Financial Information
  Item 3. Quantitative and Qualitative Disclosure About Market Risk
  Item 4. Controls and Procedures
Part II—Other Information
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Securityholders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
Part II—Other Information
EXHIBIT INDEX