Form 10-Q
period 2002-11-24
CONAGRA FOODS INC /DE/
filed 2003-01-08
CIK 23217

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 24, 2002
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒      No  ☐

        Number of shares outstanding of issuer's common stock, as of December 22, 2002, was 536,964,736.

Part I—Financial Information

Item 1. Condensed Consolidated Financial Statements

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions)
(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	November 24, 2002	November 25, 2001	November 24, 2002	November 25, 2001
Net sales	$5,964.6	$7,363.6	$13,027.8	$14,971.4
Costs and expenses
Cost of goods sold	4,873.2	6,247.9	10,915.9	12,791.9
Selling, general and administrative expenses	659.1	650.6	1,249.9	1,312.2
Interest expense, net	69.9	99.8	153.5	203.9

	5,602.2	6,998.3	12,319.3	14,308.0

Income before income taxes, equity method investment earnings and cumulative effect of changes in accounting	362.4	365.3	708.5	663.4
Income taxes	133.4	140.1	263.6	256.0
Equity method investment earnings, net of tax	6.8	6.4	14.6	14.6

Income before cumulative effect of changes in accounting	235.8	231.6	459.5	422.0
Cumulative effect of changes in accounting	—	—	3.9	(2.0)

Net income	$235.8	$231.6	$463.4	$420.0

Earnings per share—basic
Income before cumulative effect of changes in accounting	$.45	$.44	$.87	$.80
Cumulative effect of changes in accounting	—	—	.01	—

Net income	$.45	$.44	$.88	$.80

Earnings per share—diluted
Income before cumulative effect of changes in accounting	$.44	$.44	$.86	$.80
Cumulative effect of changes in accounting	—	—	.01	—

Net income	$.44	$.44	$.87	$.80

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	November 24, 2002	November 25, 2001	November 24, 2002	November 25, 2001
Net income	$235.8	$231.6	$463.4	$420.0
Other comprehensive income (loss):
Cumulative effect of change in accounting	—	—	—	(24.6)
Derivative adjustment	(5.6)	(20.6)	14.4	(29.7)
Currency translation adjustment	(3.7)	(4.9)	5.6	(12.6)

Comprehensive income	$226.5	$206.1	$483.4	$353.1

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in millions except per share amounts)
(unaudited)

	November 24, 2002	May 26, 2002	November 25, 2001
ASSETS
Current assets
Cash and cash equivalents	$26.2	$157.9	$25.7
Receivables, less allowance for doubtful accounts of $124.6, $104.4 and $151.1	1,782.7	1,393.6	2,343.0
Inventories	4,263.2	4,304.7	4,936.8
Prepaid expenses and other current assets	653.0	577.7	594.3

Total current assets	6,725.1	6,433.9	7,899.8

Property, plant and equipment	6,240.8	7,176.0	6,991.9
Less accumulated depreciation	(2,956.2)	(3,282.1)	(3,144.3)

Property, plant and equipment, net	3,284.6	3,893.9	3,847.6

Brands, trademarks, goodwill and other intangibles, net	4,668.6	4,747.6	4,715.6
Other assets	1,230.1	420.8	410.7

	$15,908.4	$15,496.2	$16,873.7

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable	$607.8	$30.9	$1,483.4
Current installments of long-term debt	508.6	209.0	69.2
Accounts payable	1,781.1	2,165.3	2,092.5
Advances on sales	171.9	374.8	252.4
Other accrued liabilities	1,699.3	1,533.4	1,531.2

Total current liabilities	4,768.7	4,313.4	5,428.7

Senior long-term debt, excluding current installments	4,577.2	4,991.6	5,201.0
Other noncurrent liabilities	1,046.4	955.9	833.0
Subordinated debt	760.4	752.1	753.0
Preferred securities of subsidiary company	175.0	175.0	525.0
Commitments and contingencies (Note 8)
Common stockholders' equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 565,603,923, 565,509,607 and 565,430,115	2,828.0	2,827.5	2,827.2
Additional paid-in capital	740.3	737.2	729.5
Retained earnings	2,030.6	1,821.9	1,710.1
Accumulated other comprehensive income (loss)	(132.5)	(152.5)	(187.6)
Less treasury stock, at cost, common shares 28,920,492, 28,469,119 and 28,437,439	(687.3)	(676.8)	(675.9)

	4,779.1	4,557.3	4,403.3
Less unearned restricted stock and value of 8,012,004, 9,903,931 and 11,080,817 common shares held in Employee Equity Fund	(198.4)	(249.1)	(270.3)
Total common stockholders' equity	4,580.7	4,308.2	4,133.0

	$15,908.4	$15,496.2	$16,873.7

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Twenty-six weeks ended
	November 24, 2002	November 25, 2001
Cash flows from operating activities:
Net income	$463.4	$420.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	232.8	232.9
Goodwill and other amortization	5.0	74.7
Cumulative effect of changes in accounting	(3.9)	2.0
Other noncash items (includes nonpension postretirement benefits)	104.2	80.8
Change in operating assets and liabilities before effects of business acquisitions and dispositions	(1,383.3)	(1,222.4)

Net cash flows from operating activities	(581.8)	(412.0)

Cash flows from investing activities:
Additions to property, plant and equipment	(191.9)	(226.8)
Sale of businesses and property, plant and equipment	773.7	15.6
Notes receivable and other items	(138.9)	(39.0)

Net cash flows from investing activities	442.9	(250.2)

Cash flows from financing activities:
Net short-term borrowings	576.9	(1,193.7)
Proceeds from issuance of long-term debt	—	1,997.5
Repayment of long-term debt	(215.7)	(229.4)
Changes in amounts sold under the accounts receivable securitization, net	(133.9)	133.0
Cash dividends paid	(247.7)	(235.9)
Other items	27.6	18.3

Net cash flows from financing activities	7.2	489.8

Net change in cash and cash equivalents	(131.7)	(172.4)
Cash and cash equivalents at beginning of period	157.9	198.1

Cash and cash equivalents at end of period	$26.2	$25.7

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Twenty-six Weeks ended November 24, 2002
(columnar dollars in millions except per share amounts)

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

        Reclassifications—On September 19, 2002, the company sold a controlling interest in its fresh beef and pork operations to a joint venture led by outside investors (see Note 2 to the condensed consolidated financial statements). As a result of this transaction, the company will report its share of the earnings associated with its minority ownership of the joint venture as equity method investment earnings. Historically, equity method investment earnings were included in the Selling, General and Administrative ("SG&A") Expenses income statement line item. During the thirteen weeks ended November 24, 2002, the company changed the income statement classification of equity method investment earnings. Subsequent to the reclassification, equity method investment earnings are presented net of tax below the "Income Taxes" line item and are no longer included in the company's determination of reporting segment "Operating Profit". All periods presented have been reclassified to reflect this change. See Note 9 to the condensed consolidated financial statements.

        Accounting Changes—The company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, as of the beginning of the current fiscal year. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives shall not be amortized and shall be tested for impairment of value on an annual basis. SFAS No. 142 also provides that "negative" goodwill shall be written off as part of the adoption of the new standard. Negative goodwill results from a purchase business combination where the purchase price is less than the fair value of the net assets acquired. For further discussion of the company's adoption of SFAS No. 142, see Note 3 to the condensed consolidated financial statements.

        The company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as of the beginning of the current fiscal year. SFAS No. 144 develops an accounting model, based upon the framework established in previous accounting literature, for long-lived assets to be disposed of. The accounting model applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires long-lived assets to be measured at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. The adoption of SFAS No. 144 had no impact to the company.

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

        In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. FIN No. 45 also elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The recognition provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002 (i.e., the company's fiscal 2003 third quarter). The company will apply the recognition provisions of FIN No. 45 prospectively to guarantees issued or modified after December 31, 2002, and will include all disclosures required by FIN No. 45 in its fiscal 2003 third quarter Form 10-Q.

        In November 2002, the FASB's EITF reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance for revenue arrangements that involve the delivery or performance of multiple products or services where performance may occur at different points or over different periods of time. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 (i.e., the company's fiscal 2005). The company has not yet completed its assessment of the anticipated adoption impact, if any, of EITF Issue No. 00-21.

2.    Acquisitions and Divestitures

        On September 19, 2002, the company completed a strategic transaction in which it sold a controlling interest in its fresh beef and pork operations to a joint venture led by Hicks, Muse, Tate & Furst Incorporated (the "fresh beef and pork divestiture"). Outside investors own 55% of the joint venture, and the company owns the remaining 45%. The fresh beef and pork operations were sold to the joint venture at book value. The company incurred expenses which reduced its diluted earnings per share for the second quarter of fiscal 2003 by $.03 for costs associated with the fresh beef and pork divestiture.

        As part of the transaction, the company received:

  •
  $768 million in cash;

  •
  a 45% equity interest in the joint venture valued at approximately $147 million;

  •
  a $150 million subordinated promissory note receivable from a subsidiary of the joint venture maturing in seven and one-half years, with paid-in-kind interest accruing at 8% for the first five years, 9% in the sixth year and 10% thereafter;

  •
  a $30 million 8% secured promissory note issued by the joint venture's cattle feeding business, and;

  •
  a $262 million note receivable (pursuant to a secured line of credit totaling $350 million) from the joint venture's cattle feeding business carrying an interest rate of LIBOR plus 3.5%.

        In addition, the company purchased $150 million of 12.5% senior subordinated notes issued by a subsidiary of the joint venture, which effectively reduced the amount of cash received.

        The fresh beef operations sold to the joint venture include a beef processing business as well as a cattle feeding business. The purchase price associated with the cattle feeding business was financed entirely by the company with the cattle feeding-related notes cited above. Total cattle feeding-related notes receivable were approximately $350 million as of November 24, 2002, due to the joint venture's additional borrowings under the $350 million secured line of credit and the $30 million 8% secured promissory note issued by the joint venture. The cattle feeding-related notes receivable, which are collateralized by the cattle, feedlots and other assets of the cattle feeding business, mature in September 2004, and can be extended by the company for a period of at least 18 months under certain circumstances.

        Due to the purchase price of the cattle feeding business being entirely financed by the company, the legal divestiture of the cattle feeding operation has not been recognized as a divestiture for accounting purposes. In accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") Topic 5E, Accounting for Divestiture of a Subsidiary or Other Business Operation, the company has segregated the assets and liabilities associated with the cattle feeding operation on its balance sheet (after elimination of the joint venture's cattle feeding notes payable against the company's cattle feeding notes receivable). The cattle feeding operation assets have been aggregated and are presented in the company's balance sheet within "Other Assets", while its liabilities have been aggregated and are presented within "Other Noncurrent Liabilities". In accordance with SAB Topic 5E, this accounting treatment will be continued by the company until circumstances have changed sufficiently that it becomes appropriate to recognize the transaction as a divestiture for accounting purposes.

        The company's unaudited pro forma results of operations for the twenty-six weeks ended November 24, 2002 and November 25, 2001, assuming the sale of its fresh beef and pork operations to the joint venture occurred as of the beginning of the periods presented, are as follows:

	Twenty-six weeks ended
	November 24, 2002	November 25, 2001
Net sales	$10,570.0	$10,885.5
Net income	447.6	385.5
Earnings per share—diluted	.84	.73

3.    Changes in Accounting Policy

        The company adopted SFAS No. 142, Goodwill and Other Intangible Assets, at the beginning of its current fiscal year. In accordance with SFAS No. 142, the company has completed its initial impairment testing of goodwill and identifiable intangible assets with indefinite lives. The company's adoption of SFAS No. 142 resulted in a cumulative effect of an accounting change that increased net income by $3.9 million, or $.01 per diluted share for the first half of fiscal 2003. The increase to net income was a result of the company recognizing its proportionate share of one of its equity investments initial goodwill impairment charge, which was offset by the company writing-off negative goodwill associated with one of its equity investments. The adoption of SFAS No. 142 increased net income for the second quarter of fiscal 2003 by approximately $30 million, or approximately $.06 per diluted share, due to the company not amortizing goodwill and identifiable intangible assets with indefinite lives. For the first half of fiscal 2003, the adoption of SFAS No. 142 increased income before cumulative effect of changes in accounting by approximately $59 million, or approximately $.11 per diluted share.

        The following is certain unaudited pro forma information assuming SFAS No. 142 had been in effect for the thirteen and twenty-six weeks ended November 25, 2001:

	Thirteen weeks ended November 25, 2001	Twenty-six weeks ended November 25, 2001
Reported net income	$231.6	$420.0
Add goodwill amortization (net of tax)	25.2	49.8
Add brand/trademark amortization (net of tax)	4.6	9.0

Adjusted net income	$261.4	$478.8

Earnings per share—basic:
Reported net income	$.44	$.80
Add goodwill amortization (net of tax)	.05	.09
Add brand/trademark amortization (net of tax)	.01	.02

Adjusted net income	$.50	$.91

Earnings per share—diluted:
Reported net income	$.44	$.80
Add goodwill amortization (net of tax)	.05	.09
Add brand/trademark amortization (net of tax)	.01	.02

Adjusted net income	$.50	$.91

4.    Goodwill and Other Identifiable Intangible Assets

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

        As of November 24, 2002, goodwill by reporting segment was as follows:

Packaged Foods	$3,692.3
Food Ingredients	27.1
Meat Processing	36.3
Agricultural Products	40.4

Total	$3,796.1

        As a result of the fresh beef and pork divestiture (see Note 2 above), goodwill associated with the fresh beef and pork operations (and included in the Meat Processing reporting segment) was reduced by $66.1 million. Other than the impact of the fresh beef and pork divestiture, there were no material changes in the carrying amount of goodwill during the thirteen and twenty-six weeks ended November 24, 2002.

        Other identifiable intangible assets as of November 24, 2002, were as follows:

	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$827.7	$—
Amortizing intangible assets	54.9	10.1

Total	$882.6	$10.1

        Non-amortizing intangible assets are primarily comprised of the company's brands/trademarks. Amortizing intangible assets, carrying a weighted average life of approximately 13 years, are principally comprised of licensing arrangements and customer lists. For the thirteen and twenty-six week periods ended November 24, 2002, the company recognized $2.2 million and $5.0 million, respectively, of amortization expense. Based on amortizing assets recognized in the company's balance sheet as of November 24, 2002, amortization expense for each of the next three years is estimated to approximate $5 million and approximately $3 million each of the following two years.

5.    Derivative Financial Instruments

        The company is exposed to market risk, such as changes in commodity prices, foreign currency exchange rates and interest rates. To manage volatility associated with these exposures, the company may enter into various derivative transactions (e.g., futures and options) pursuant to established company policies.

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

        Hedges of anticipated foreign currency-denominated transactions are designated as cash flow hedges. The gains and losses associated with these hedges are deferred in accumulated other comprehensive income until the forecasted transaction impacts earnings. Forward exchange and option contracts are also used to hedge firm commitment transactions denominated in a currency other than the applicable functional currency. The firm commitments and foreign currency hedges are both recognized at fair value within prepaid expenses and other current assets. Gains and losses associated with firm commitment and anticipated foreign currency hedges are recognized within net sales or cost of goods sold depending on the nature of the transaction. Foreign currency derivatives for which the company has elected not to account for under hedge accounting are recorded immediately in earnings within sales, cost of goods sold or selling, general and administrative expenses, depending on the nature of the transaction.

        Interest Rate Management—In order to reduce exposures related to changes in interest rates, the company may use derivative instruments, including interest rate swaps. As of November 24, 2002, the company had interest rate swap agreements outstanding with the notional amount of these interest rate swaps totaling $2.5 billion. Of the total, $2 billion of the interest rate swaps were used to effectively convert certain of the company's fixed rate debt into floating rate debt. These interest rate swaps are accounted for as fair value hedges and result in no ineffectiveness being recognized in the income statement as the interest rate swaps' provisions match the applicable provisions of the hedged debt. The remaining $500 million of the company's interest rate swaps were used to hedge certain of the company's forecasted floating rate debt for the period of 2005 through 2011. These interest rate swaps are accounted for as cash flow hedges and any ineffectiveness associated with the interest rate swaps is immediately recognized in earnings within interest expense.

        Additional Derivative Information—The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. As of November 24, 2002, and November 25, 2001, the fair value of derivatives recognized within prepaid expenses and other current assets was

$208.1 million and $80.6 million, respectively, while the amount recognized within other accrued liabilities was $30.7 million and $52.8 million, respectively.

        For the thirteen and twenty-six weeks ended November 24, 2002, the ineffectiveness associated with derivatives designated as both cash flow and fair value hedges was a gain of $2.6 million and $5.8 million, respectively. The ineffectiveness for the thirteen and twenty-six week periods ended November 25, 2001, was not significant. Hedge ineffectiveness is recognized within net sales, cost of goods sold or interest expense, depending on the nature of the hedge. The company does not exclude any components of the hedging instrument's gain or loss when assessing effectiveness.

        Generally, the company hedges a portion of its anticipated consumption of commodity inputs for periods of up to 12 months. The company may enter into longer-term hedges on particular commodities if deemed appropriate. As of November 24, 2002, the company had hedged certain portions of its anticipated consumption of commodity inputs through March 2005.

        As of November 24, 2002, the net deferred loss recognized in accumulated other comprehensive income was $5.1 million, net of tax. The company anticipates a gain of $6.0 million, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings over the next 12 months. The company anticipates a loss of $11.1 million, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings subsequent to the next 12 months. For the thirteen and twenty-six weeks ended November 24, 2002, a net of tax $5.5 million and $8.5 million loss, respectively, was transferred from accumulated other comprehensive income into earnings while for the same periods in the prior year, a net of tax $5.4 million and a $2.3 million loss was transferred from accumulated other comprehensive income into earnings, respectively.

        For the thirteen and twenty-six week periods ended November 24, 2002, the company did not discontinue any significant fair value hedges, but recognized a total of $4.5 million gain within sales and cost of goods sold related to discontinued cash flow hedges that were no longer probable of occurring as a result of the fresh beef and pork divestiture. The company did not discontinue any cash flow hedges or firm commitments for the thirteen and twenty-six week periods ended November 25, 2001.

6.    Earnings Per Share

        The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	Thirteen weeks ended		Twenty-six weeks ended
	Nov. 24, 2002	Nov. 25, 2001	Nov. 24, 2002	Nov. 25, 2001
Net income	$235.8	$231.6	$463.4	$420.0

Earnings per share—basic
Weighted average shares outstanding—basic	528.5	525.7	528.1	525.2

Earnings per share—diluted
Weighted average shares outstanding—basic	528.5	525.7	528.1	525.2
Add shares contingently issuable upon exercise of stock options	2.4	1.9	2.6	1.9

Weighted average shares outstanding—diluted	530.9	527.6	530.7	527.1

7.    Inventories

        The major classes of inventories are as follows:

	Nov. 24, 2002	May 26, 2002	Nov. 25, 2001
Raw materials and packaging	$1,656.3	$1,693.6	$1,956.4
Work in process	108.6	104.2	180.9
Finished goods	2,374.7	2,391.9	2,647.0
Supplies and other	123.6	115.0	152.5

	$4,263.2	$4,304.7	$4,936.8

8.    Contingencies

        In fiscal 1991, the company acquired Beatrice Company ("Beatrice"). As a result of the acquisition and the significant pre-acquisition contingencies of the Beatrice businesses and its former subsidiaries, the consolidated post-acquisition financial statements of the company reflect significant liabilities associated with the estimated resolution of these contingencies. These include various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by the company. The environmental proceedings include litigation and administrative proceedings involving Beatrice's status as a potentially responsible party at 32 Superfund, proposed Superfund or state-equivalent sites; these sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. Beatrice has paid or is in the process of paying its liability share at 30 of these sites. Adequate reserves for these matters have been established based on the company's best estimate of its undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of Beatrice and other potentially responsible parties and its experience in remediating sites. The reserves for Beatrice environmental matters totaled $119.3 million as of May 26, 2002, a majority of which relates to the Superfund and state equivalent sites referenced above. Expenditures for these matters are expected to occur over a period of 5 to 20 years.

9.    Business Segments

        On September 19, 2002, the company sold a controlling interest in its fresh beef and pork operations to a joint venture led by outside investors (see Note 2 above). As a result of this transaction, the company will report its share of the earnings associated with its minority ownership of the joint venture as equity method investment earnings. Historically, equity method investment earnings were included in the Selling, General and Administrative ("SG&A") Expenses income statement line item. During the thirteen weeks ended November 24, 2002, the company changed the income statement classification of equity method investment earnings. Subsequent to the reclassification, equity method investment earnings are presented net of tax below the "Income Taxes" line item and are no longer included in the company's determination of reporting segment "Operating Profit". All periods presented have been reclassified to reflect this change.

        The company's operations are aggregated into four reportable segments based upon similar economic characteristics, nature of products and services offered, nature of production processes,

the type or class of customer and distribution methods. Packaged Foods includes the company's shelf-stable, frozen and refrigerated foods, which are processed and packaged. As a result of the fresh beef and pork divestiture on September 19, 2002, the company's Meat Processing segment results include only the segment's chicken processing operations for the period from September 19, 2002 through November 24, 2002. Both the Packaged Foods and Meat Processing reporting segments market food products in retail and foodservice channels. Food Ingredients includes the company's nongrain-based ingredients, such as processed seasonings, blends and flavorings as well as grain-based items, which are processed for ingredient use. Agricultural Products includes operations involved in the distribution of agricultural crop inputs as well as the company's agricultural products/merchandising operations.

        Intersegment sales have been recorded at amounts approximating market. Operating profit for each segment is based on net sales less all identifiable operating expenses. General corporate expense, goodwill amortization, interest expense, income taxes and equity method investment earnings have been excluded from segment operations.

	Thirteen weeks ended
	November 24, 2002	November 25, 2001
Sales to unaffiliated customers
Packaged Foods	$3,259.7	$3,275.3
Food Ingredients	479.7	439.9
Meat Processing	1,068.5	2,560.4
Agricultural Products	1,156.7	1,088.0

Total	$5,964.6	$7,363.6

Intersegment sales
Packaged Foods	$8.5	$7.6
Food Ingredients	68.7	67.7
Meat Processing	71.8	212.9
Agricultural Products	6.4	1.1

	155.4	289.3
Intersegment elimination	(155.4)	(289.3)

Total	$—	$—

Net sales
Packaged Foods	$3,268.2	$3,282.9
Food Ingredients	548.4	507.6
Meat Processing	1,140.3	2,773.3
Agricultural Products	1,163.1	1,089.1
Intersegment elimination	(155.4)	(289.3)

Total	$5,964.6	$7,363.6

Operating profit
Packaged Foods	$456.2	$414.8
Food Ingredients	30.1	42.8
Meat Processing	16.5	92.5
Agricultural Products	49.3	2.9

Total operating profit	552.1	553.0
General corporate expenses	119.8	59.9
Goodwill amortization	—	28.0
Interest expense, net	69.9	99.8
Income taxes	133.4	140.1
Equity method investment earnings, net of tax	6.8	6.4

Net income	$235.8	$231.6

	Twenty-six weeks ended
	November 24, 2002	November 25, 2001
Sales to unaffiliated customers
Packaged Foods	$6,112.7	$6,206.5
Food Ingredients	901.9	861.9
Meat Processing	3,600.8	5,277.3
Agricultural Products	2,412.4	2,625.7

Total	$13,027.8	$14,971.4

Intersegment sales
Packaged Foods	$15.8	$14.2
Food Ingredients	124.4	129.7
Meat Processing	253.7	402.3
Agricultural Products	16.9	10.3

	410.8	556.5
Intersegment elimination	(410.8)	(556.5)

Total	$—	$—

Net sales
Packaged Foods	$6,128.5	$6,220.7
Food Ingredients	1,026.3	991.6
Meat Processing	3,854.5	5,679.6
Agricultural Products	2,429.3	2,636.0
Intersegment elimination	(410.8)	(556.5)

Total	$13,027.8	$14,971.4

Operating profit
Packaged Foods	$809.3	$732.3
Food Ingredients	58.7	81.6
Meat Processing	83.1	172.0
Agricultural Products	97.8	79.2

Total operating profit	1,048.9	1,065.1
General corporate expenses	186.9	142.4
Goodwill amortization	—	55.4
Interest expense, net	153.5	203.9
Income taxes	263.6	256.0
Equity method investment earnings, net of tax	14.6	14.6

Income before cumulative effect of changes in accounting	459.5	422.0
Cumulative effect of changes in accounting	3.9	(2.0)

Net income	$463.4	$420.0

        Total assets for the company's Meat Processing and Corporate reporting segments as of November 24, 2002 and May 26, 2002 are as follows:

	Total Assets
	November 24, 2002	May 26, 2002
Meat Processing	$1,194.9	$2,256.4
Corporate	1,434.5	932.1

        Total assets associated with the Meat Processing and Corporate segments were significantly impacted by the fresh beef and pork divestiture. The total assets associated with the legally divested cattle feeding operations continue to be reflected in the Meat Processing total assets as of November 24, 2002 (see Note 2 above). The increase in Corporate total assets reflects the company's equity investment in the fresh beef and pork joint venture, $150 million subordinated promissory note receivable from the joint venture and $150 million senior subordinated note purchased by the company (see Note 2 above).

ConAgra Foods, Inc. and Subsidiaries
Part I—Financial Information
Item 2.    Management's Discussion and Analysis

FORWARD-LOOKING STATEMENTS

        Management's discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. The risk factors identified in the company's Annual Report on Form 10-K as well as future economic circumstances, industry conditions, company performance and financial results, availability and prices of raw materials, product pricing, competitive environment and related market conditions, operating efficiencies, access to capital, actions of governments and regulatory factors affecting the company's businesses are examples of factors, that could cause results to differ materially from those described in the forward-looking statements.

        Following is management's discussion and analysis of the company's operating results as well as liquidity and capital resources. Results for the thirteen and twenty-six week periods ended November 24, 2002, are not necessarily indicative of results that may be attained in the future.

Recent Developments

        On September 19, 2002, the company completed a strategic transaction in which it sold a controlling interest in its fresh beef and pork operations to a joint venture led by Hicks, Muse, Tate & Furst Incorporated (the "fresh beef and pork divestiture"). Outside investors own 55% of the joint venture and the company owns the remaining 45%. The fresh beef and pork operations were sold to the joint venture at book value. The company incurred expenses which reduced its diluted earnings per share for the second quarter of fiscal 2003 by $.03 for costs associated with the fresh beef and pork divestiture.

        As part of the transaction, the company received:

  •
  $768 million in cash;

  •
  a 45% equity interest in the joint venture valued at approximately $147 million;

  •
  a $150 million subordinated promissory note receivable from a subsidiary of the joint venture maturing in seven and one-half years, with paid-in-kind interest accruing at 8% for the first five years, 9% in the sixth year and 10% thereafter;

  •
  a $30 million 8% secured promissory note issued by the joint venture's cattle feeding business, and;

  •
  a $262 million note receivable (pursuant to a secured line of credit totaling $350 million) from the joint venture's cattle feeding business carrying an interest rate of LIBOR plus 3.5%.

        In addition, the company purchased $150 million of 12.5% senior subordinated notes issued by a subsidiary of the joint venture, which effectively reduced the amount of cash received.

Operating Results

Sales

        Sales for the second quarter of fiscal 2003 were $6.0 billion, down $1.4 billion, or 19%, from the same period in the prior year. Packaged Foods sales were $3.3 billion, essentially flat as compared to the same period in the prior year, while Food Ingredients sales were $480 million, an increase of $40 million, or 9% from the same period in the prior year. The growth in Food Ingredients sales resulted primarily from sales growth in the segment's grain processing operations, reflecting higher volumes and product pricing. Meat Processing sales were $1.1 billion, a decrease of $1.5 billion, or 58%, compared to the same period in fiscal 2002. Meat Processing sales were substantially lower compared to the prior year due to the fresh beef and pork divestiture. Meat Processing sales for the second quarter of fiscal 2003 included $507 million of sales from the fresh beef and pork operations, while the same period in the prior year included $2.0 billion of sales from the fresh beef and pork operations. Agricultural Products sales were $1.2 billion, an increase of $69 million, or 6%, from the same period last year, reflecting a longer planting season in the current year as compared to the prior year. The weather-related longer planting season in the current year shifted business normally expected to be reported in the first quarter of the segment's agricultural products distribution business ("UAP") into the second quarter.

        Sales for the first half of fiscal 2003 were $13.0 billion, down $1.9 billion, or 13%, from the same period in the prior year. Packaged Foods sales were $6.1 billion, down 2% as compared to the same period in the prior year, while Food Ingredients sales were $902 million, an increase of $40 million, or 5%, from the same period in the prior year. The growth in Food Ingredients sales resulted primarily from sales growth in the segment's grain processing operations, reflecting higher product pricing. Meat Processing sales were $3.6 billion, a decrease of $1.7 billion, or 32%, compared to the same period in fiscal 2002. Meat Processing sales were substantially lower compared to the prior year due to the fresh beef and pork divestiture in the second quarter of fiscal 2003. Meat Processing sales for the first half of fiscal 2003 included $2.5 billion of sales from the fresh beef and pork operations, while the same period in the prior year included $4.1 billion of sales from the fresh beef and pork operations. Agricultural Products sales were $2.4 billion, a decrease of $213 million, or 8%, from the same period last year, in part reflecting a planned change in customer mix at UAP to improve operating margins and future collections of accounts receivable.

Cost of Goods Sold

        The company's cost of goods sold for the second quarter of fiscal 2003 was $4.9 billion, a decrease of $1.4 billion, or 22%, from the same period in the prior year. The decrease is a result of the fresh beef and pork divestiture as well as lower cost of goods sold in the company's Packaged Foods segment. The gross margin (gross profit as a percentage of net sales) for the second quarter of fiscal 2003 was 18% as compared to 15% for the same period in the prior year, reflecting the impact of the divestiture of the lower-margin fresh beef and pork operations as well as improved gross margins associated with the company's Packaged Foods segment.

        The company's cost of goods sold for the first half of fiscal 2003 was $10.9 billion, a decrease of $1.9 billion, or 15%, from the same period in the prior year. Essentially the entire decrease is a result of the fresh beef and pork divestiture. The gross margin (gross profit as a percentage of net sales) for the first half of fiscal 2003 was 16% as compared to 15% for the same period in the prior year, reflecting the impact of the divestiture of the lower-margin fresh beef and pork operations as well as improved gross margins associated with the company's Packaged Foods segment.

Selling, General and Administrative Expenses (includes general corporate expense)

        Selling, general and administrative ("SG&A") expenses totaled $659 million for the second quarter of fiscal 2003, an increase of 1% from the same period in the prior year. SG&A expenses were favorably impacted by $35 million due to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 as the company is no longer required to amortize goodwill and intangible assets with indefinite lives beginning in the first quarter of fiscal 2003. In addition, SG&A expenses were positively impacted by approximately $35 million due to a decrease in fresh beef and pork-related SG&A expenses (fiscal 2003 second quarter does not contain a full quarter of fresh beef and pork SG&A expenses due to the sale during the second quarter of fiscal 2003), a decrease in subsidiary preferred dividends, a reduction in costs associated with the company's accounts receivable sales programs, and lower bad debt expense, primarily at the company's UAP operations. The decrease in subsidiary preferred dividends resulted from the company's fiscal 2002 third quarter redemption of $350 million of subsidiary preferred securities. The reduction in costs associated with the company's accounts receivable sales programs was a result of the company terminating a portion of the programs early in the first quarter of fiscal 2003 in anticipation of the closing of the fresh beef and pork divestiture. The costs associated with the company's subsidiary preferred dividends and accounts receivable sales programs are considered corporate expenses and are reflected as such in the company's segment information. SG&A expenses were unfavorably impacted for the quarter by approximately $70 million due primarily to transaction costs associated with the fresh beef and pork divestiture, increased employee retirement-related costs and higher professional fees. Each of these costs are considered corporate expenses and are reflected as such in the company's segment information.

        SG&A expenses totaled $1.2 billion for the first half of fiscal 2003, a decrease of 5% from the same period in the prior year. Similar to the second quarter, the first half SG&A expense decrease was favorably impacted by lower goodwill and other intangible amortization, reduced subsidiary preferred dividends, a reduction in costs associated with the company's accounts receivable sales program, and lower bad debt expense primarily at the company's UAP operations. These reduced costs were offset, in part, by increased costs associated with the fresh beef and pork divestiture as cited above.

Operating Profit (earnings before interest, goodwill amortization, general corporate expense, income taxes and equity method investment earnings)

        Packaged Foods operating profit for the second quarter of fiscal 2003 increased $41 million, or 10%, to $456 million as compared to the same period in the prior year. The operating profit increase over the prior year was largely due to better-managed costs, volume growth for both the retail and foodservice oriented operations, and improved product mix. Operating profit for the segment's retail-oriented grocery items, snacks, processed meats and cheese, tablespreads and toppings operations each reflected increased operating profit as compared to the same period in the prior fiscal year, as did the segment's foodservice-focused operations. The segment's frozen foods operations reflected lower operating profit as compared to the same period in the prior year due primarily to increased advertising and promotion spending associated with many of its brands including Healthy Choice, Banquet and Marie Callender's.

        Packaged Foods operating profit for the first half of fiscal 2003 increased $77 million, or 11%, to $809 million as compared to the same period in the prior year. The operating profit increase over the prior year was largely a result of the same factors cited in the quarterly analysis provided above. Operating profit for all of the segment's retail and foodservice-oriented items reflected increased operating profit as compared to the same period in the prior fiscal year.

        Food Ingredients operating profit for the second quarter of fiscal 2003 decreased $13 million, or 30%, to $30 million as compared to the same period in the prior year. The decrease primarily reflects increased input costs and lower margins for the seasonings and flavorings operations. The decrease in operating profit at the segment's seasonings and flavorings operations was partially offset by improved operating profits in the segment's flour milling operations, a result of higher prices over the prior year.

        Food Ingredients operating profit for the first half of fiscal 2003 decreased $23 million, or 28%, to $59 million as compared to the same period in the prior year. The operating profit decrease over the prior year was a result of the same factors cited in the quarterly analysis provided above.

        Meat Processing operating profit for the second quarter of fiscal 2003 was $17 million, a decrease of $76 million, or 82%, compared to the same period in fiscal 2002. Meat Processing operating profit was substantially lower compared to the prior year due to the fresh beef and pork divestiture and weaker markets in the current year prior to the divesture. Meat Processing operating profit for the second quarter of fiscal 2003 included zero operating profit from the fresh beef and pork operations, while the same period in the prior year included $68 million of operating profit from the fresh beef and pork operations. Operating profit for the segment's chicken operations were lower in the current quarter as compared to the same period in the prior year, largely reflecting weaker markets for fresh chicken products.

        Meat Processing operating profit for the first half of fiscal 2003 was $83 million, a decrease of $89 million, or 52%, compared to the same period in fiscal 2002. Meat Processing operating profit was substantially lower compared to the prior year due to the fresh beef and pork divestiture and weaker markets in the current year prior to the divesture. Meat Processing operating profit for the first half of fiscal 2003 included $48 million of operating profit from the fresh beef and pork operations, while the same period in the prior year included $123 million. Operating profit for the segment's chicken operations were lower in the first half of fiscal 2003 as compared to the same period in the prior year, largely reflecting weaker markets for fresh chicken products.

        Agricultural Products posted an operating profit of $49 million for the second quarter of fiscal 2003, an increase of $46 million compared to the same period in the prior year. This increase was largely due to lower administrative and operating costs, including bad debt expense, at the segment's UAP operations. The second quarter operating profit also benefited from a longer planting season for UAP. The weather-related longer planting season in the current year shifted business normally expected to be reported in the segment's first quarter into the second quarter. Operating profit for the segment's merchandising operations were slightly higher as compared to the same period in the prior year.

        Agricultural Products posted an operating profit of $98 million for the first half of fiscal 2003, an increase of $19 million compared to the same period in the prior year. Similar to the segment's second quarter results, the first half of fiscal 2003 benefited from lower bad debt expense at the segment's UAP operations.

Interest Expense, Net

        Interest expense for the second quarter of fiscal 2003 decreased $30 million, or 30%, as compared to the same period in fiscal 2002 primarily reflecting a decrease in the company's total interest bearing securities as well as lower interest rates. Interest expense for the first half of fiscal 2003 decreased $50 million, or 25%, also reflecting a decrease in the company's total interest bearing securities as well as lower interest rates. Interest expense is net of interest income of $14 million and $19 million, for the thirteen and twenty-six weeks ended November 24, 2002, respectively.

Earnings Per Share

        In comparison to fiscal 2002 second quarter, the company's fiscal 2003 second quarter diluted earnings per share was $.44, as compared to $.44 per diluted share in the same period in the prior year. The company's fiscal 2003 second quarter diluted earnings per share includes $.03 of transaction costs associated with the company's divestiture of its fresh beef and pork operations. Excluding transaction costs, diluted earnings per share associated with the divested fresh beef and pork operations were $.07 lower in the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002. During the second quarter of fiscal 2003, the company benefited from a $.06 diluted earnings per share increase due to the company discontinuing the amortization of certain intangible assets (including goodwill) in conjunction with its adoption of SFAS No. 142, Goodwill and Other Intangible Assets.

        In comparison to the first half of fiscal 2002, the company's fiscal 2003 first half diluted earnings per share was $.87, as compared to $.80 per diluted share in the same period in the prior year. The company's fiscal 2003 first half diluted earnings per share includes $.03 of transaction costs associated with the company's divestiture of its fresh beef and pork operations. During the first half of fiscal 2003, the company benefited from an $.11 diluted earnings per share increase due to the company discontinuing the amortization of certain intangible assets (including goodwill) in conjunction with its adoption of SFAS No. 142, Goodwill and Other Intangible Assets. In addition to the fiscal 2003 first half benefit due to discontinuing amortization, the adoption of SFAS No. 142 resulted in a cumulative effect of an accounting change that increased net income by $3.9 million, or $.01 per diluted share. During the second quarter, the company revised its estimated SFAS No. 142 earnings per share benefit to $.22 for the entire fiscal 2003, excluding the $.01 impact associated with the cumulative effect of adopting the standard.

Other

        On June 22, 2001, the company filed an amended annual report on Form 10-K for the fiscal year ended May 28, 2000. The filing included restated financial information for fiscal years 1997, 1998, 1999 and 2000. The restatement, due to accounting and conduct matters at its UAP subsidiary, was based upon an investigation undertaken by the company and the Audit Committee of its Board of Directors. The restatement was principally related to revenue recognition for deferred delivery sales and vendor rebates, advance vendor rebates, and bad debt reserves. The Securities and Exchange Commission ("SEC") issued a formal order of nonpublic investigation dated September 28, 2001. The company is cooperating with the SEC investigation, which relates to the UAP matters described above, as well as other aspects of the company's financial statements.

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

        As of the end of the second quarter of fiscal 2003, the company had short-term notes payable of $608 million as compared to $1.5 billion as of the end of the second quarter of fiscal 2002. The decrease in short-term notes payable is primarily due to the company's prior year refinancing activities, combined with the paying down of short-term debt with proceeds from the sale of the company's fresh beef and pork operations. During fiscal 2002, the company replaced $2 billion of short-term debt with long-term debt in order to protect against potential unfavorable developments in the short-term credit market, and to take advantage of attractive long-term interest rates.

        During the third quarter of fiscal 2002, the company's finance subsidiary, ConAgra Capital, L.C., redeemed subsidiary preferred securities for $350 million, using lower-rate short-term debt to fund the redemption. Subsidiary preferred securities totaling $175 million were not redeemed and remain outstanding.

        The company also funds its short-term financing needs through agreements to sell interests in pools of trade accounts receivable. As of the end of the second quarter of fiscal 2003 and 2002, the program could fund up to $550 million and $875 million, respectively, of receivables at any one time. The accounts receivable are sold without recourse at a discount, and the cost of this discount is included in selling, general and administrative expenses. Because these accounts receivable are sold without recourse to unrelated third parties, accounts receivable balances sold are excluded from the company's consolidated balance sheet. As of the end of the second quarter of fiscal 2003, accounts receivable sold totaled $550 million as compared to $870 million as of the end of the same period in the prior year. The ability to sell accounts receivable is, in part, dependent upon the credit quality of the underlying accounts receivable. Although not anticipated by the company's management, deterioration of the credit quality of accounts receivable could impact the company's ability to sell receivables under this program. If the company were unable to obtain funds through its receivables program, the company would source its liquidity needs through additional borrowings under its commercial paper program. The interest rates for commercial paper are generally less than .12 percentage points higher than the implicit interest rate for the accounts receivable sales program.

        As of the end of the second quarter of fiscal 2003, the company had interest rate swap agreements outstanding with the notional amount of these interest rate swaps totaling $2.5 billion. Of the total, $2 billion of the interest rate swaps are used to effectively convert certain of the company's fixed rate debt into floating rate debt. The remaining $500 million of the company's interest rate swaps are used to hedge certain of the company's forecasted floating rate debt for the period of 2005 through 2011.

Cash Flows

        During the first half of fiscal 2003, the company used $132 million of cash, which is the net impact of $582 million used in operations, $443 million provided in investing activities and $7 million provided by financing activities.

        Cash used in operating activities totaled $582 million for the first half of fiscal 2003 as compared to $412 million used in the same period for the prior year. Cash used in operating activities was higher for the first half of fiscal 2003 due primarily to a significantly lower trade working capital balance (accounts receivable plus inventory, less accounts payable, accrued expenses and advances on sales) as of the beginning of fiscal 2003 as compared to the beginning of fiscal 2002. Trade working capital balances were lower as of the end of the first half of fiscal 2003 as compared to the first half of fiscal 2002.

        Cash provided in investing activities totaled $443 million for the first half of fiscal 2003, an improvement from $250 million used in the same period in the prior year. The increase from prior year was primarily a result of $768 million in proceeds received from the fresh beef and pork divestiture. The proceeds from the sale were reduced by the purchase of a $150 million note from the joint venture (see "Recent Developments" for additional information). The net proceeds received from the fresh beef and pork divestiture were used to pay down short-term debt. Investing activities also consist of additions to property, plant and equipment under the company's normal capital expenditure plan and payments for business acquisitions.

        Cash provided by financing activities totaled $7 million for the first half of fiscal 2003, compared to $490 million of cash provided by financing for the same period in the prior year. The decrease in cash provided by financing activities was impacted by the issuance of $2 billion in senior notes in prior year. This was offset, in part, by lower borrowings under the company's accounts receivable sales program as well as an increase in short-term debt needed to finance the higher amount of trade working capital used during the first half of fiscal 2003.

Certain Leasing Arrangements

        The company has operating lease arrangements in which the lessors are characterized as "special purpose entities" ("SPEs"). The SPEs are used to facilitate financing for leased assets. Accordingly, the assets held by the SPEs are the assets leased by the company, and the liabilities of the SPEs are the debt used to finance the leased assets (with the assets serving as collateral for the debt). These SPEs are not consolidated by the company as their equity is provided by parties independent of the company in amounts that are sufficient under applicable accounting principles (i.e., equity of at least 3% of total capital) to establish the SPEs as having independent economic substance apart from the company. In these leasing arrangements, the funding obligations of the company are limited solely to the actual lease payments and in some circumstances a guarantee of a portion of the original value of the leased asset. The company is not obligated in such agreements to guarantee the continued viability or profitability of the SPEs. There have been no material changes during the first half of fiscal 2003 with respect to these types of leasing arrangements. For additional discussion of these types of leasing arrangements, see the "Management's Discussion & Analysis" section of the company's fiscal 2002 annual report on Form 10-K.

Obligations and Commitments

        As part of its ongoing operations, the company enters into arrangements that obligate the company to make future payments under contracts such as lease agreements, debt agreements and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as "take-or-pay" contracts). The unconditional purchase obligation arrangements are entered into by the company in its normal course of business in order to ensure adequate levels of sourced product are available to the company. Of these items, capital lease and debt obligations, which total $5.8 billion, are currently recognized as liabilities in the company's consolidated balance sheet. Operating lease obligations and unconditional purchase obligations, which total $1.1 billion, are not recognized as liabilities in the company's consolidated balance sheet in accordance with generally accepted accounting principles.

        A summary of the company's contractual obligations as of November 24, 2002 is as follows:

	Payments Due by Period
(in millions)		Less than 1 Year			After 5 Years
Contractual Obligations	Total		2-3 Years	4-5 Years
Long-Term Debt	$5,791.9	$508.6	$1,079.6	$510.3	$3,693.4
Lease Obligations	691.3	99.5	164.8	131.7	295.3
Unconditional Purchase Obligations	461.4	95.8	169.9	77.1	118.6

Total Cash Obligations	$6,944.6	$703.9	$1,414.3	$719.1	$4,107.3

        The company's total obligations of $6.9 billion reflects a decrease of approximately $200 million from the company's 2002 fiscal year end. The decrease is a result of the scheduled pay down of certain long-term debt during fiscal 2003, as well as the company no longer including obligations associated with the divested fresh beef and pork operations (see "Recent Developments" for additional discussion).

        As part of its ongoing operations, the company also enters into arrangements that obligate the company to make future cash payments only upon the occurrence of a future event (e.g., guarantee debt or lease payments of a third party should the third party be unable to perform). In accordance with generally accepted accounting principles, the following commercial commitments are not recognized as liabilities in the company's consolidated balance sheet. A summary of the company's commitments, including commitments associated with equity method investments, as of the end of the second quarter of fiscal 2003, is as follows:

(in millions)	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Guarantees	$81.2	$19.4	$14.7	$22.0	$25.1
Other Commitments	72.5	11.9	17.4	11.9	31.3

Total Commitments	$153.7	$31.3	$32.1	$33.9	$56.4

        The company's total commitments of $154 million reflects an increase of approximately $50 million from the company's 2002 fiscal year end. The increase is primarily a result of certain guarantees the company has made on behalf of the company's fresh beef and pork joint venture.

        As part of the fresh beef and pork transaction, the company assigned a hog purchase contract to the new joint venture and the venture has indemnified the company for all liabilities under the contract. The company has guaranteed the performance of the fresh beef and pork joint venture with respect to the hog purchase contract. The hog purchase contract requires the fresh beef and pork joint venture to purchase a minimum of approximately 1.2 million hogs annually through 2014. The contract stipulates minimum price commitments, based in part on market prices and in certain circumstances also includes price adjustments based on certain inputs.

Trading Activities

        The company accounts for certain contracts (e.g., "physical" commodity purchase/sale contracts and derivative contracts) at fair value. The company considers a portion of these contracts to be its "trading" activities; specifically, those contracts that do not qualify for hedge accounting under SFAS No. 133. The table below summarizes the changes in trading assets and liabilities for the first half of fiscal 2003:

(in millions)

Net asset (liability) outstanding as of May 26, 2002, at fair value	$32.5
Contracts settled during the period (1)	(18.5)
Changes in fair value of contracts outstanding as of November 24, 2002 (2)	21.6
Changes attributable to changes in valuation techniques and assumptions	—

Net asset (liability) outstanding as of November 24, 2002, at fair value	$35.6

(1)
Includes contracts outstanding at May 26, 2002, and contracts entered into and settled during the period.

(2)
Includes option premiums paid and received.

        The following table represents the fair value and scheduled maturity dates of such contracts outstanding as of November 24, 2002:

	Fair Value of Contracts as of November 24, 2002 net asset / (liability)
(in millions)	Maturity less than 1 year	Maturity 1-3 years	Total Fair Value
Source of Fair Value
Prices actively quoted (i.e., exchange-traded contracts)	$30.6	$1.4	$32.0
Prices provided by other external sources (i.e., nonexchange-traded contracts)	3.0	.6	3.6
Prices based on models and other valuation methods (i.e., nonexchange-traded contracts)	—	—	—

Total fair value	$33.6	$2.0	$35.6

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

Critical Accounting Policies

        The process of preparing financial statements requires the use of estimates on the part of management. The estimates used by management are based on the company's historical experiences combined with management's understanding of current facts and circumstances. Certain of the company's accounting policies are considered critical as they are both important to the portrayal of the company's financial condition and results and require significant or complex judgment on the part of management. In addition to the critical accounting policies previously disclosed in the company's fiscal 2002 annual report on Form 10-K, the company adopted SFAS No. 142 at the beginning of the current fiscal year and believes its accounting policy with respect to the impairment of long-lived assets, goodwill and identifiable intangible assets also is a critical accounting policy. The following is a summary of the company's critical accounting policy with respect to the impairment of long-lived assets, goodwill and identifiable intangible assets:

        Impairment of Long-Lived Assets (including property, plant and equipment), Goodwill and Identifiable Intangible Assets—In accordance with applicable accounting literature, the company reduces the carrying amount of long-lived assets, goodwill and identifiable intangible assets to their fair value when the fair value of such assets is determined to be less than their carrying amounts (i.e., assets are deemed to be impaired). Fair value is typically estimated using a discounted cash flow analysis, which requires the company to estimate the future cash flows anticipated to be generated by the particular asset(s) being tested for impairment as well as select a discount rate to present value the anticipated cash flows. When determining future cash flow estimates, the company considers historical results adjusted to reflect current and anticipated operating conditions. Estimating future cash flows requires significant judgment by the company in such areas as future economic conditions, industry-specific conditions, product pricing and necessary capital expenditures. The use of different assumptions or estimates for future cash flows could produce different impairment amounts (or none at all) for long-lived assets, goodwill and identifiable intangible assets.

        The other accounting policies the company considers critical are its accounting policies with respect to allowance for doubtful accounts, marketing costs, inventory valuation, environmental liabilities and employment-related benefits. For additional discussion of these critical accounting policies, see the "Management's Discussion & Analysis" section of the company's fiscal 2002 annual report on Form 10-K.

Recently Issued Accounting Standards

        In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires the company to recognize the fair value of a liability associated with the cost the company would be obligated to incur in order to retire an asset at some point in the future. The liability would be recognized in the period in which it is incurred and can be reasonably estimated. The standard is effective for fiscal years beginning after June 15, 2002. The company expects to adopt this standard at the beginning of its fiscal 2004. The company has not yet completed its assessment of the anticipated adoption impact, if any, of SFAS No. 143.

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

        In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. FIN No. 45 also elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The recognition provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002 (i.e., the company's fiscal 2003 third quarter). The company will apply the recognition provisions of FIN No. 45 prospectively to guarantees issued or modified after December 31, 2002 and will include all disclosures required by FIN No. 45 in its fiscal 2003 third quarter Form 10-Q.

        In November 2002, the FASB's EITF reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance for revenue arrangements that involve the delivery or performance of multiple products or services where performance may occur at different points or over different periods of time. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 (i.e., the company's fiscal 2005). The company has not yet completed its assessment of the anticipated adoption impact, if any, of EITF Issue No. 00-21.

Related Party Transactions

        A discussion of the company's related party transactions may be found in the "Management's Discussion & Analysis" section of the company's fiscal 2002 annual report on Form 10-K. There have been no material changes with respect to these transactions during the company's first half of fiscal 2003.

ConAgra Foods, Inc. and Subsidiaries
Part I—Financial Information

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

        The company uses interest rate swaps to manage the effect of interest rate changes on a portion of its existing debt and forecasted debt balances. The company enters into such interest rate swaps to take advantage of historically low short-term rates, while continuing to maintain long-term financing. As of November 24, 2002, the fair value of the interest rate swap agreements recognized in prepaid expenses and other current assets was approximately $140 million while the fair value of interest rate swap agreements recognized in other accrued liabilities was approximately $13 million. A one percentage point increase/decrease in interest rates would have decreased/increased the fair value of the interest rate swap agreements by approximately $51 million as of November 24, 2002.

        As of November 24, 2002, the fair value of the company's fixed rate debt was estimated at $6.5 billion, based on current market rates primarily provided by outside investment advisors. As of November 24, 2002, a one percentage point increase in interest rates would decrease the fair value of the company's fixed rate debt by approximately $407 million, while a one percentage point decrease in interest rates would increase the fair value of the company's fixed rate debt by approximately $464 million.

        Other than the changes noted above, there have been no material changes in the company's market risk during the twenty-six weeks ended November 24, 2002. For additional information, refer to the subsection "Market Risk" in "Management's Discussion & Analysis" in Item 7 of the company's Form 10-K for the fiscal year ended May 26, 2002.

Item 4.    Controls and Procedures

        Within the 90 days prior to the date of this report, the company carried out an evaluation under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures provide reasonable assurance that such disclosure controls and procedures are effective in timely providing them with material information relating to the company (including its consolidated subsidiaries) required to be included in the company's periodic Securities and Exchange Commission filings. Since the date of evaluation, there have been no significant changes in the company's internal controls or in other factors that could significantly affect such internal controls.

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

Item 5.    Other Information

        (A)  The unaudited pro forma combined condensed financial statements, which give effect to the disposition by the company of a controlling interest in its fresh beef and pork business for the twenty-six weeks ended November 24, 2002, are attached hereto as Exhibit 99.2.

Item 6.    Exhibits and Reports on Form 8-K

(A)
Exhibits

12	Statement regarding computation of ratio of earnings to fixed charges
99.1	Section 906 Certificates
99.2
The unaudited pro forma combined condensed financial statements, which give effect to the disposition by ConAgra Foods of a controlling interest in its fresh beef and pork business for the twenty-six weeks ended November 24, 2002.
(B)
Reports on Form 8-K

  ConAgra Foods filed reports on Form 8-K dated September 3 and September 19, 2002 with respect to a transaction on September 19, 2002 in which it transferred a controlling interest in its fresh beef and pork processing businesses to a new joint venture led by Hicks, Muse, Tate & Furst, Inc. The company subsequently filed a report on Form 8-K on October 4, 2002 that included unaudited pro forma information giving effect to the fresh beef and pork divestiture transaction for the year ended May 26, 2002.

CONAGRA FOODS, INC.
By:
/s/ JAMES P. O'DONNELL James P. O'Donnell Executive Vice President, Chief Financial Officer and Corporate Secretary
By:
/s/ DWIGHT J. GOSLEE Dwight J. Goslee Executive Vice President, Operations Control and Development
By:
/s/ JAY D. BOLDING Jay D. Bolding Senior Vice President, Controller
Dated this 8th day of January, 2003.

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

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ BRUCE ROHDE Bruce Rohde Chairman and Chief Executive Officer Date: January 8, 2003

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

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JAMES P. O'DONNELL James P. O'Donnell Executive Vice-President, Chief Financial Officer and Corporate Secretary Date: January 8, 2003

ConAgra Foods, Inc. and Subsidiaries

Exhibit Index

EXHIBIT	DESCRIPTION	PAGE
12	Statement regarding computation of ratio of earnings to fixed charges	35
99.1	Section 906 Certificates	36
99.2	The unaudited pro forma combined condensed statement of earnings, which give effect to the disposition by ConAgra Foods of a controlling interest in its fresh beef and pork business for the twenty-six weeks ended November 24, 2002.	38

QuickLinks

  Part I—Financial Information
  Item 1. Condensed Consolidated Financial Statements
ConAgra Foods, Inc. and Subsidiaries Part I—Financial Information
  Item 3. Quantitative and Qualitative Disclosure About Market Risk
  Item 4. Controls and Procedures
Part II—Other Information
  Item 1. Legal Proceedings
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K