Form 10-Q
period 2003-02-23
CONAGRA FOODS INC /DE/
filed 2003-04-04
CIK 23217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 23, 2003

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

(402) 595-4000
(Registrant’s telephone number, including area code)

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

Yes  ☒          No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒          No  ☐

Number of shares outstanding of issuer’s common stock, as of March 23, 2003, was 537,024,239

Part I – Financial Information

Item 1. Condensed Consolidated Financial Statements

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions except per share amounts)

(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	February 23, 2003	February 24, 2002	February 23, 2003	February 24, 2002

Net sales	$4,448.9	$6,244.7	$17,476.7	$21,216.1

Costs and expenses
Cost of goods sold	3,567.0	5,274.0	14,482.9	18,065.9
Selling, general and administrative expenses	586.5	605.2	1,836.4	1,917.4
Interest expense, net	64.0	94.1	217.5	298.0
	4,217.5	5,973.3	16,536.8	20,281.3
Income before income taxes, equity method investment earnings and cumulative effect of changes in accounting	231.4	271.4	939.9	934.8
Income taxes	81.8	104.1	345.4	360.1
Equity method investment earnings, net of tax	11.4	3.5	26.0	18.1

Income before cumulative effect of changes in accounting	161.0	170.8	620.5	592.8
Cumulative effect of changes in accounting	—	—	3.9	(2.0)

Net income	$161.0	$170.8	$624.4	$590.8

Earnings per share – basic
Income before cumulative effect of changes in accounting	$.30	$.31	$1.17	$1.11
Cumulative effect of changes in accounting	—	—	.01	—

Net income	$.30	$.31	$1.18	$1.11

Earnings per share – diluted
Income before cumulative effect of changes in accounting	$.30	$.31	$1.17	$1.11
Cumulative effect of changes in accounting	—	—	.01	—

Net income	$.30	$.31	$1.18	$1.11

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	February 23, 2003	February 24, 2002	February 23, 2003	February 24, 2002

Net income	$161.0	$170.8	$624.4	$590.8

Other comprehensive income (loss):
Cumulative effect of change in accounting	—	—	—	(24.6)
Derivative adjustment	(5.1)	(3.6)	9.4	(33.3)
Currency translation adjustment	24.3	(3.6)	29.8	(16.2)

Comprehensive income	$180.2	$163.6	$663.6	$516.7

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(dollars in millions)

(unaudited)

	February 23, 2003	May 26, 2002	February 24, 2002
ASSETS

Current assets
Cash and cash equivalents	$78.0	$157.9	$30.7
Receivables, less allowance for doubtful accounts of $122.0, $104.4 and $159.5	1,486.4	1,393.6	2,043.7
Inventories	3,994.6	4,304.7	4,638.7
Prepaid expenses and other current assets	715.8	577.7	616.5
Total current assets	6,274.8	6,433.9	7,329.6

Property, plant and equipment	6,297.9	7,176.0	7,030.3
Less accumulated depreciation	(3,034.8)	(3,282.1)	(3,157.2)
Property, plant and equipment, net	3,263.1	3,893.9	3,873.1

Brands, trademarks, goodwill and other intangibles, net	4,749.9	4,822.3	4,842.7
Other assets	1,223.9	420.8	404.7
	$15,511.7	$15,570.9	$16,450.1

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Notes payable	$182.7	$30.9	$1,048.4
Current installments of long-term debt	508.5	209.0	256.9
Accounts payable	1,504.7	2,165.3	2,358.8
Advances on sales	201.5	374.8	126.9
Other accrued liabilities	1,877.3	1,533.4	1,616.5
Total current liabilities	4,274.7	4,313.4	5,407.5

Senior long-term debt, excluding current installments	4,612.2	4,991.6	5,026.9
Other noncurrent liabilities	1,046.5	1,030.6	903.8
Subordinated debt	763.1	752.1	756.8
Preferred securities of subsidiary company	175.0	175.0	175.0
Commitments and contingencies (Note 8)
Common stockholders’ equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 565,610,564, 565,509,607 and 565,483,317	2,828.1	2,827.5	2,827.3
Additional paid-in capital	729.6	737.2	739.8
Retained earnings	2,060.6	1,821.9	1,753.4
Accumulated other comprehensive income (loss)	(113.3)	(152.5)	(194.8)
Less treasury stock, at cost, common shares 28,883,617, 28,469,119 and 28,448,293	(686.5)	(676.8)	(676.1)
	4,818.5	4,557.3	4,449.6
Less unearned restricted stock and value of 7,678,895, 9,903,931 and 10,655,550 common shares held in Employee Equity Fund	(178.3)	(249.1)	(269.5)
Total common stockholders’ equity	4,640.2	4,308.2	4,180.1
	$15,511.7	$15,570.9	$16,450.1

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Thirty-nine weeks ended
	February 23, 2003	February 24, 2002
Cash flows from operating activities:
Net income	$624.4	$590.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	340.0	352.0
Goodwill and other amortization	7.4	111.2
Cumulative effect of changes in accounting	(3.9)	2.0
Other noncash items (includes nonpension postretirement benefits)	65.6	109.8
Change in operating assets and liabilities before effects of business acquisitions and dispositions	(869.9)	(365.0)
Net cash flows from operating activities	163.6	800.8

Cash flows from investing activities:
Additions to property, plant and equipment	(293.3)	(371.6)
Payments for business acquisitions	—	(110.0)
Sale of businesses and property, plant and equipment	791.9	24.1
Notes receivable and other items	(144.1)	(28.5)
Net cash flows from investing activities	354.5	(486.0)

Cash flows from financing activities:
Net short-term borrowings	151.8	(1,628.7)
Proceeds from issuance of long-term debt	—	1,997.5
Repayment of long-term debt	(218.9)	(247.7)
Redemption of preferred securities of subsidiary company	—	(350.0)
Changes in amounts sold under the accounts receivable securitization, net	(182.6)	75.0
Cash dividends paid	(378.5)	(359.4)
Other items	30.2	31.1
Net cash flows from financing activities	(598.0)	(482.2)

Net change in cash and cash equivalents	(79.9)	(167.4)
Cash and cash equivalents at beginning of period	157.9	198.1
Cash and cash equivalents at end of period	$78.0	$30.7

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-nine Weeks ended February 23, 2003

(columnar dollars in millions except per share amounts)

1.                                      Accounting Policies

The unaudited financial information reflects all normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the ConAgra Foods, Inc. (the “company”) fiscal 2002 annual report on Form 10-K.

The results of operations for any quarter or a partial fiscal year period are not necessarily indicative of the results to be expected for other periods or the full fiscal year.  Certaf amounts have been reclassified in order to conform with current year classifications.

Reclassifications – On September 19, 2002 (during the company’s current year second quarter), the company sold a controlling interest in its fresh beef and pork operations to a joint venture led by outside investors (see Note 2 to the condensed consolidated financial statements).  As a result of this transaction, the company reports its share of the earnings associated with its minority ownership of the joint venture as equity method investment earnings.  Historically, equity method investment earnings were included in the “Selling, general and administrative expenses” income statement line item.  Subsequent to the reclassification, equity method investment earnings are presented net of tax below the “Income taxes” line item and are no longer included in the company’s determination of reporting segment “operating profit”.  All periods presented have been reclassified to reflect this change.  See Note 9 to the condensed consolidated financial statements.

Accounting Changes – During the thirteen weeks ended February 23, 2003, the company adopted Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 requires companies to recognize the costs associated with exit or disposal activities when they are incurred.  In accordance with previous accounting literature, these types of costs were recognized at the time management committed the company to the exit/disposal plan.  SFAS No. 146 is effective for exit or disposal activities that are initiated subsequent to December 31, 2002.

During the thirteen weeks ended February 23, 2003, the company adopted Financial Accounting Standards Board Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees.  The recognition provisions of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002.  FIN No. 45 also elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  See Note 8 to the condensed consolidated financial statements.

The company adopted SFAS No. 142, Goodwill and Other Intangible Assets, as of the beginning of the current fiscal year.  SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives shall not be amortized and shall be tested for impairment of value on an annual basis.  SFAS No. 142 also provides that “negative” goodwill shall be written off as part of the adoption of the new standard.  Negative goodwill results from a purchase business combination where the purchase price is less than the fair value of the net assets acquired.  For further discussion of the company’s adoption of SFAS No. 142, see Note 3 to the condensed consolidated financial statements.

The company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as of the beginning of the current fiscal year.  SFAS No. 144 develops an accounting model, based upon the framework established in previous accounting literature, for long-lived assets to be disposed of.  The accounting model applies to long-lived assets (e.g., property, plant and equipment), including discontinued operations.  SFAS No. 144 requires long-lived assets to be measured at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations.  The adoption of SFAS No. 144 had no impact to the company.

In fiscal 2002, the company adopted SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities, and its related amendment, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (collectively “SFAS No. 133”).  The adoption of SFAS No. 133 resulted in a cumulative effect of an accounting change that reduced net income by $2.0 million, and decreased accumulated other comprehensive income by $24.6 million, net of tax, in the first quarter of fiscal 2002.

Recently Issued Accounting Pronouncements – In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN No. 46, Consolidation of Variable Interest Entities.  A variable interest entity (“VIE”) is an entity whose equity investors do not have a controlling financial interest or do not have sufficient equity at risk such that the entity cannot finance its own activities.  FIN No. 46 provides that VIEs shall be consolidated by the entity deemed to be the primary beneficiary of the VIE.  FIN No. 46 is immediately effective for VIEs created after January 31, 2003.  For VIEs created prior to February 1, 2003, FIN No. 46 is effective for the company in the second quarter of fiscal 2004.  The company is currently evaluating its relationship with unconsolidated entities which may meet the definition of a VIE.  Based on its analysis to date, the company does not believe FIN No. 46 will have a material impact on its consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.  SFAS No. 148 requires certain disclosures about the impact on reported net income of an entity’s accounting policy decisions with respect to stock-based compensation.  The standard is effective for fiscal years ending after December 15, 2002.  The company will adopt this standard and provide all required disclosures as part of its current fiscal year annual report on Form 10-K.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations.  This statement requires the company to recognize the fair value of a liability associated with the cost the company would be legally obligated to incur in order to retire an asset at some point in the future.  The liability would be recognized in the period in which it is incurred and can be reasonably estimated.  The standard is effective for fiscal years beginning after June 15, 2002.  The company will adopt this standard at the beginning of its fiscal 2004.  The company has not yet completed its assessment of the anticipated adoption impact, if any, of SFAS No. 143.

In November 2002, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.  EITF Issue No. 00-21 provides guidance for revenue arrangements that involve the delivery or performance of multiple products or services where performance may occur at different points or over different periods of time.  EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 (i.e., the company’s fiscal 2005).  The company has not yet completed its assessment of the anticipated adoption impact, if any, of EITF Issue No. 00-21.

2.                                      Acquisitions and Divestitures

On September 19, 2002, the company completed a strategic transaction in which it sold a controlling interest in its fresh beef and pork operations to a joint venture led by Hicks, Muse, Tate & Furst Incorporated (the “fresh beef and pork divestiture”).  Outside investors own 55% of the joint venture, and the company owns the remaining 45%.  The fresh beef and pork operations were sold to the joint venture at book value.  The company incurred deal-related transaction expenses (including post-closing settlement costs) which reduced its diluted earnings per share for the thirteen and thirty-nine weeks ended February 23, 2003 by $.01 per share and $.04 per share, respectively, for costs associated with the fresh beef and pork divestiture.

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

•                  a $30 million 8% secured promissory note issued by the joint venture’s cattle feeding business, and;

•                  a $262 million note receivable (pursuant to a secured line of credit totaling $350 million) from the joint venture’s cattle feeding business carrying an interest rate of LIBOR plus 3.5%.

In addition, the company purchased $150 million of 12.5% senior subordinated notes issued by a subsidiary of the joint venture, which effectively reduced the amount of cash received.  The company sold $120 million of the senior subordinated notes in March 2003 (subsequent to the company’s third quarter).  The company’s statement of earnings will not be materially impacted by the sale of the notes.

The fresh beef operations sold to the joint venture include a beef processing business as well as a cattle feeding business.  The purchase price associated with the cattle feeding business was financed entirely by the company with the cattle feeding-related notes cited above.  Total cattle feeding-related notes receivable were approximately $308 million as of February 23, 2003, due to the joint venture’s additional borrowings under the $350 million secured line of credit and the $30 million 8% secured promissory note issued by the joint venture.  The cattle feeding-related notes receivable, which are collateralized by the cattle, feedlots and other assets of the cattle feeding business, mature in September 2004, and can be extended by the company for a period of at least 18 months under certain circumstances.

Due to the purchase price of the cattle feeding business being entirely financed by the company, the legal divestiture of the cattle feeding operation has not been recognized as a divestiture for accounting purposes.  In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) Topic 5E, Accounting for Divestiture of a Subsidiary or Other Business Operation, the company has aggregated the assets and liabilities associated with the cattle feeding operation on its balance sheet (after elimination of the joint venture’s cattle feeding notes payable against the company’s cattle feeding notes receivable).  The cattle feeding operation assets have been aggregated and are presented in the company’s balance sheet within “Other assets”, while its liabilities have been aggregated and are presented within “Other noncurrent liabilities”.  In accordance with SAB Topic 5E, this accounting treatment will be continued by the company until circumstances have changed sufficiently that it becomes appropriate to recognize the transaction as a divestiture for accounting purposes.

The company’s unaudited pro forma results of operations for the thirty-nine weeks ended February 23, 2003, and February 24, 2002, assuming the sale of its fresh beef and pork operations to the joint venture occurred as of the beginning of the periods presented, are as follows:

	Thirty-nine weeks ended
	February 23, 2003	February 24, 2002

Net sales	$15,018.9	$15,392.5
Net income	608.6	551.4
Earnings per share – diluted	1.15	1.05

3.                                      Changes in Accounting Policy

The company adopted SFAS No. 142, at the beginning of its current fiscal year.  In accordance with SFAS No. 142, the company has completed its initial impairment testing of goodwill and identifiable intangible assets with indefinite lives.  The company’s adoption of SFAS No. 142 resulted in a cumulative effect of an accounting change that increased net income by $3.9 million, or $.01 per diluted share for the thirty-nine weeks ended February 23, 2003.  The adoption of SFAS No. 142 increased net income for the third quarter of fiscal 2003 by approximately $29 million, or approximately $.05 per diluted share, due to the company not amortizing goodwill and identifiable intangible assets with indefinite lives.  For the thirty-nine weeks ended February 23, 2003, the adoption of SFAS No. 142 increased income before cumulative effect of changes in accounting by approximately $88 million, or approximately $.16 per diluted share.

The following is certain unaudited pro forma information assuming SFAS No. 142 had been in effect for the thirteen and thirty-nine weeks ended February 24, 2002:

	Thirteen weeks ended February 24, 2002	Thirty-nine weeks ended February 24, 2002

Reported net income	$170.8	$590.8
Add goodwill amortization (net of tax)	23.9	73.8
Add brand/trademark amortization (net of tax)	4.7	13.8
Adjusted net income	$199.4	$678.4

Earnings per share – basic:
Reported net income	$.31	$1.11
Add goodwill amortization (net of tax)	.04	.13
Add brand/trademark amortization (net of tax)	.01	.03
Adjusted net income	$.36	$1.27

Earnings per share – diluted:
Reported net income	$.31	$1.11
Add goodwill amortization (net of tax)	.04	.13
Add brand/trademark amortization (net of tax)	.01	.03
Adjusted net income	$.36	$1.27

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

As of February 23, 2003, goodwill by reporting segment was as follows:

Packaged Foods	$3,772.1
Food Ingredients	27.7
Meat Processing	36.3
Agricultural Products	40.3
Total	$3,876.4

As a result of the fresh beef and pork divestiture (see Note 2 above), goodwill associated with the fresh beef and pork operations (and included in the Meat Processing reporting segment) was reduced by $66.1 million.

Other identifiable intangible assets as of February 23, 2003, were as follows:

	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$832.6	$—
Amortizing intangible assets	52.4	11.5
Total	$885.0	$11.5

Non-amortizing intangible assets are primarily comprised of the company’s brands/trademarks.  Amortizing intangible assets, carrying a weighted average life of approximately 14 years, are principally comprised of licensing arrangements and customer lists.  For the thirteen and thirty-nine week periods ended February 23, 2003, the company recognized $2.4 million and $7.4 million, respectively, of amortization expense.  Based on amortizing assets recognized in the company’s balance sheet as of February 23, 2003, amortization expense for each of the next three years is estimated to approximate $5 million and approximately $3 million each of the following two years.

5.                                      Derivative Financial Instruments

The company is exposed to market risk, such as changes in commodity prices, foreign currency exchange rates and interest rates.  To manage volatility associated with these exposures, the company may enter into various derivative transactions (e.g., futures and options) pursuant to established company policies.

Commodity Price Management - The company is subject to raw material price fluctuations caused by supply conditions, weather, economic conditions and other factors.  Generally, the company utilizes commodity futures and options contracts to reduce the volatility of commodity input prices on items such as grains, vegetable oils and energy.

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

Foreign Currency Management - In order to reduce exposures related to changes in foreign currency exchange rates, the company may enter into forward exchange or option contracts for transactions denominated in a currency other than the applicable functional currency.  This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities.

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

Interest Rate Management - In order to reduce exposures related to changes in interest rates, the company may use derivative instruments, including interest rate swaps.  As of February 23, 2003, the company had interest rate swap agreements outstanding with the notional amount of these interest rate swaps totaling $2.5 billion.  Of the total, $2 billion of the interest rate swaps were used to effectively convert certain of the company’s fixed rate debt into floating rate debt.  These interest rate swaps are accounted for as fair value hedges and result in no ineffectiveness being recognized in the income statement as the interest rate swaps’ provisions match the applicable provisions of the hedged debt.  The remaining $500 million of the company’s interest rate swaps were used to hedge certain of the company’s forecasted floating rate debt for the period of 2005 through 2011.  These interest rate swaps are accounted for as cash flow hedges with gains and losses deferred in accumulated other comprehensive income, to the extent the hedge is effective.  Any ineffectiveness associated with the interest rate swaps is immediately recognized in earnings within interest expense.

Additional Derivative Information - The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities.  As of February 23, 2003, and February 24, 2002, the fair value of derivatives recognized within prepaid expenses and other current assets was $280.1 million and $101.7 million, respectively, while the amount recognized within other accrued liabilities was $49.3 million and $65.9 million, respectively.

For the thirteen and thirty-nine weeks ended February 23, 2003, the ineffectiveness associated with derivatives designated as both cash flow and fair value hedges was a loss of $7.9 million and $2.1 million, respectively.  The ineffectiveness for the thirteen and thirty-nine week periods ended February 24, 2002, was a loss of $6.2 million and $8.2 million, respectively.  Hedge ineffectiveness is recognized within net sales, cost of goods sold or interest expense, depending on the nature of the hedge.  The company does not exclude any components of the hedging instrument’s gain or loss when assessing effectiveness.

Generally, the company hedges a portion of its anticipated consumption of commodity inputs for periods of up to 12 months.  The company may enter into longer-term hedges on particular commodities if deemed appropriate.  As of February 23, 2003, the company had hedged certain portions of its anticipated consumption of commodity inputs through March 2005.

As of February 23, 2003, the net deferred loss recognized in accumulated other comprehensive income was $10.1 million, net of tax.  The company anticipates a gain of $7.4 million, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings over the next 12 months.  The company anticipates a loss of $17.5 million, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings subsequent to the next 12 months.  For the thirteen and thirty-nine weeks ended February 23, 2003, a net of tax $3.1 million and $11.6 million loss, respectively, was transferred from accumulated other comprehensive income into earnings while for the same periods in the prior year, a net of tax $19.2 million and a $21.5 million loss was transferred from accumulated other comprehensive income into earnings, respectively.

For the thirty-nine week period ended February 23, 2003, the company did not discontinue any significant fair value hedges, but recognized a total of $4.5 million gain within sales and cost of goods sold related to discontinued cash flow hedges that were no longer probable of occurring as a result of the fresh beef and pork divestiture.  The company did not discontinue any cash flow hedges or firm commitments during the thirteen week period ended February 23, 2003, and the thirteen and thirty-nine week periods ended February 24, 2002.

6.                                      Earnings Per Share

The following table reconciles the net income and average share amounts used to compute both basic and diluted earnings per share:

	Thirteen weeks ended		Thirty-nine weeks ended
	Feb. 23, 2003	Feb. 24, 2002	Feb. 23, 2003	Feb. 24, 2002

Net income	$161.0	$170.8	$624.4	$590.8
Redemption of subsidiary preferred securities, net of tax	—	(6.7)	—	(6.7)
Net income available to common shareholders	$161.0	$164.1	$624.4	$584.1

Earnings per share – basic
Weighted average shares outstanding – basic	528.9	526.2	528.4	525.5
Earnings per share – diluted
Weighted average shares outstanding – basic	528.9	526.2	528.4	525.5
Add shares contingently issuable upon exercise of stock options	2.3	2.3	2.5	2.1
Weighted average shares outstanding – diluted	531.2	528.5	530.9	527.6

7.                                      Inventories

The major classes of inventories are as follows:

	Feb. 23, 2003	May 26, 2002	Feb. 24, 2002
Raw materials and packaging	$1,519.8	$1,693.6	$1,746.8
Work in process	90.3	104.2	141.6
Finished goods	2,205.2	2,391.9	2,598.6
Supplies and other	179.3	115.0	151.7
	$3,994.6	$4,304.7	$4,638.7

8.                                      Contingencies

In fiscal 1991, the company acquired Beatrice Company (“Beatrice”).  As a result of the acquisition and the significant pre-acquisition contingencies of the Beatrice businesses and its former subsidiaries, the consolidated post-acquisition financial statements of the company reflect significant liabilities associated with the estimated resolution of these contingencies.  These include various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by the company.  The environmental proceedings include litigation and administrative proceedings involving Beatrice’s status as a potentially responsible party at 34 Superfund, proposed Superfund or state-equivalent sites; these sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants.  Beatrice has paid or is in the process of paying its liability share at 31 of these sites.  Adequate reserves for these matters have been established based on the company’s best estimate of its undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of Beatrice and other potentially responsible parties and its experience in remediating sites.  The reserves for Beatrice environmental matters totaled $119.3 million as of May 26, 2002, a majority of which relates to the Superfund and state equivalent sites referenced above.  Expenditures for these matters are expected to occur over a period of 5 to 20 years.

In certain limited situations, the company will guarantee an obligation of an unconsolidated entity.  Currently, the company guarantees certain obligations primarily associated with leases entered into by several of its equity method investees.  Under these arrangements, the company is obligated to perform under these leases (i.e., make the lease payment) should the equity method investees be unable to perform.  Most of these guarantees resulted from the company’s fresh beef and pork divestiture.  The leases have terms not exceeding 13 years and the maximum amount of future payments the company has guaranteed is approximately $68 million.  In accordance with generally accepted accounting principles, the company does not have a liability established in its balance sheet for these arrangements as the company has determined that performance under the guarantees are not probable.

9.                                      Business Segments

On September 19, 2002, the company sold a controlling interest in its fresh beef and pork operations to a joint venture led by outside investors (see Note 2 above).  As a result of this transaction, the company reports its share of the earnings associated with its minority ownership of the joint venture as equity method investment earnings.  Historically, equity method investment earnings were included in the “Selling, general and administrative” expenses income statement line item.  Subsequent to the reclassification, equity method investment earnings are presented net of tax below the “Income taxes” line item and are no longer included in the company’s determination of reporting segment “operating profit”.  All periods presented have been reclassified to reflect this change.

The company’s operations are aggregated into four reportable segments based upon similar economic characteristics, nature of products and services offered, nature of production processes, the type or class of customer and distribution methods.  Packaged Foods includes the company’s shelf-stable, frozen and refrigerated foods, which are processed and packaged.  As a result of the fresh beef and pork divestiture on September 19, 2002, the company’s Meat Processing segment results include only the segment’s chicken processing operations for the period from September 19, 2002 through February 23, 2003.  Both the Packaged Foods and Meat Processing reporting segments market food products in retail and foodservice channels.  Food Ingredients includes the company’s nongrain-based ingredients, such as processed seasonings, blends and flavorings as well as grain-based items, which are processed for ingredient use.  Agricultural Products includes operations involved in the distribution of agricultural crop inputs as well as the company’s agricultural products/merchandising operations.

Intersegment sales have been recorded at amounts approximating market.  Operating profit for each segment is based on net sales less all identifiable operating expenses.  General corporate expense, goodwill amortization, interest expense, income taxes and equity method investment earnings have been excluded from segment operations.

	Thirteen weeks ended
	February 23, 2003	February 24, 2002
Sales to unaffiliated customers
Packaged Foods	$2,976.0	$3,030.5
Food Ingredients	437.3	411.5
Meat Processing	519.4	2,279.1
Agricultural Products	516.2	523.6
Total	$4,448.9	$6,244.7

Intersegment sales
Packaged Foods	$6.8	$6.1
Food Ingredients	61.6	63.0
Meat Processing	28.0	187.5
Agricultural Products	6.7	12.6
	103.1	269.2
Intersegment elimination	(103.1)	(269.2)
Total	$—	$—

Net sales
Packaged Foods	$2,982.8	$3,036.6
Food Ingredients	498.9	474.5
Meat Processing	547.4	2,466.6
Agricultural Products	522.9	536.2
Intersegment elimination	(103.1)	(269.2)
Total	$4,448.9	$6,244.7

Operating profit
Packaged Foods	$415.6	$422.0
Food Ingredients	3.2	39.6
Meat Processing	(24.6)	33.5
Agricultural Products	(8.9)	(37.3)
Total operating profit	385.3	457.8

General corporate expenses	89.9	65.7
Goodwill amortization	—	26.6
Interest expense, net	64.0	94.1
Income taxes	81.8	104.1
Equity method investment earnings, net of tax	11.4	3.5

Net income	$161.0	$170.8

	Thirty-nine weeks ended
	February 23, 2003	February 24, 2002
Sales to unaffiliated customers
Packaged Foods	$9,088.7	$9,237.0
Food Ingredients	1,339.2	1,273.4
Meat Processing	4,120.2	7,556.4
Agricultural Products	2,928.6	3,149.3
Total	$17,476.7	$21,216.1

Intersegment sales
Packaged Foods	$22.6	$20.4
Food Ingredients	185.9	192.8
Meat Processing	281.7	589.8
Agricultural Products	23.6	22.9
	513.8	825.9
Intersegment elimination	(513.8)	(825.9)
Total	$—	$—

Net sales
Packaged Foods	$9,111.3	$9,257.4
Food Ingredients	1,525.1	1,466.2
Meat Processing	4,401.9	8,146.2
Agricultural Products	2,952.2	3,172.2
Intersegment elimination	(513.8)	(825.9)
Total	$17,476.7	$21,216.1

Operating profit
Packaged Foods	$1,224.9	$1,154.3
Food Ingredients	61.9	121.2
Meat Processing	58.5	205.5
Agricultural Products	88.9	41.9
Total operating profit	1,434.2	1,522.9

General corporate expenses	276.8	208.1
Goodwill amortization	—	82.0
Interest expense, net	217.5	298.0
Income taxes	345.4	360.1
Equity method investment earnings, net of tax	26.0	18.1

Income before cumulative effect of changes in accounting	620.5	592.8
Cumulative effect of changes in accounting	3.9	(2.0)

Net income	$624.4	$590.8

Total assets for the Meat Processing reporting segment and Corporate as of February 23, 2003 and May 26, 2002 are as follows:

	Total Assets
	February 23, 2003	May 26, 2002

Meat Processing	$1,146.3	$2,256.4
Corporate	1,541.9	932.1

Total assets associated with the Meat Processing reporting segment and Corporate were significantly impacted by the fresh beef and pork divestiture.  The total assets associated with the legally divested cattle feeding operations continue to be reflected in the Meat Processing total assets as of February 23, 2003 (see Note 2).  The increase in Corporate total assets reflects the company’s equity investment of approximately $150 million in the fresh beef and pork joint venture, $150 million subordinated promissory note receivable from the joint venture and $150 million senior subordinated note purchased by the company (see Note 2).

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Item 2.  Management’s Discussion and Analysis

FORWARD-LOOKING STATEMENTS

Management’s discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances.  The risk factors identified in the company’s Annual Report on Form 10-K as well as future economic circumstances, industry conditions, company performance and financial results, availability and prices of raw materials, product pricing, competitive environment and related market conditions, operating efficiencies, access to capital, actions of governments and regulatory factors affecting the company’s businesses are examples of factors, that could cause results to differ materially from those described in the forward-looking statements.

Following is management’s discussion and analysis of the company’s operating results as well as liquidity and capital resources.  Results for the thirteen and thirty-nine week periods ended February 23, 2003, are not necessarily indicative of results that may be attained in the future.

Recent Developments

On September 19, 2002, the company completed a strategic transaction in which it sold a controlling interest in its fresh beef and pork operations to a joint venture led by Hicks, Muse, Tate & Furst Incorporated (the “fresh beef and pork divestiture”).  Outside investors own 55% of the joint venture and the company owns the remaining 45%.  The fresh beef and pork operations were sold to the joint venture at book value.  The company incurred deal-related transaction expenses (including post-closing settlement costs) which reduced its diluted earnings per share for the thirteen and thirty-nine weeks ended February 23, 2003 by $.01 per share and $.04 per share, respectively, for costs associated with the fresh beef and pork divestiture.

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

•                  a $30 million 8% secured promissory note issued by the joint venture’s cattle feeding business, and;

•                  a $262 million note receivable (pursuant to a secured line of credit totaling $350 million) from the joint venture’s cattle feeding business carrying an interest rate of LIBOR plus 3.5%.

In addition, the company purchased $150 million of 12.5% senior subordinated notes issued by a subsidiary of the joint venture, which effectively reduced the amount of cash received.  The company sold $120 million of the senior subordinated notes in March 2003 (subsequent to the company’s third quarter).  The company’s statement of earnings will not be materially impacted by the sale of the notes.

Operating Results

Sales

Sales for the third quarter of fiscal 2003 were $4.4 billion, down $1.8 billion, or 29%, from the same period in the prior year.  Packaged Foods sales were $3.0 billion, down 2% compared to the same period in the prior year, primarily resulting from price declines for the segment’s cheese and processed meats operations.  These price declines were driven by lower input costs.  Food Ingredients sales were $437 million, an increase of $26 million, or 6% from the same period in the prior year.  The growth in Food Ingredients sales resulted primarily from sales growth in the segment’s grain processing operations, reflecting higher product pricing.  Meat Processing sales were $519 million, a decrease of $1.8 billion, or 77%, compared to the same period in fiscal 2002.  Meat Processing sales were substantially lower compared to the prior year due to the fresh beef and pork divestiture in the second quarter of the current fiscal year.  Meat Processing sales for the third quarter of fiscal 2003 included no sales from the fresh beef and pork operations, while the same period in the prior year included $1.7 billion of sales from the fresh beef and pork operations.  Agricultural Products sales were $516 million, a decrease of $7 million, or 1%.

Sales for the first three quarters of fiscal 2003 were $17.5 billion, down $3.7 billion, or 18%, from the same period in the prior year.  Packaged Foods sales were $9.1 billion, down 2% as compared to the same period in the prior year, while Food Ingredients sales were $1.3 billion, an increase of $66 million, or 5%, from the same period in the prior year.  The growth in Food Ingredients sales resulted primarily from higher product pricing in the segment’s grain processing operations.  Meat Processing sales were $4.1 billion, a decrease of $3.4 billion, or 46%, compared to the same period in fiscal 2002.  Meat Processing sales were substantially lower compared to the prior year due primarily to the fresh beef and pork divestiture in the second quarter of the current fiscal year.  Meat Processing sales for the first three quarters of fiscal 2003 included $2.5 billion of sales from the fresh beef and pork operations, while the same period in the prior year included $5.8 billion of sales from the fresh beef and pork operations.  Agricultural Products sales were $2.9 billion, a decrease of $221 million, or 7%, from the same period last year, in part reflecting a planned change in customer mix at the segment’s agricultural products distribution business (“UAP”) to improve operating margins and future collections of accounts receivable.

Cost of Goods Sold

The company’s cost of goods sold for the third quarter of fiscal 2003 was $3.6 billion, a decrease of $1.7 billion, or 32%, from the same period in the prior year.  The decrease was a result of the fresh beef and pork divestiture as well as lower cost of goods sold in the company’s Packaged Foods segment.  The gross margin (gross profit as a percentage of net sales) for the third quarter of fiscal 2003 was 20% as compared to 16% for the same period in the prior year, reflecting the impact of the divestiture of the lower-margin fresh beef and pork operations as well as improved gross margins associated with the company’s Packaged Foods segment.

The company’s cost of goods sold for the first three quarters of fiscal 2003 was $14.5 billion, a decrease of $3.6 billion, or 20%, from the same period in the prior year.  The decrease was a result of the fresh beef and pork divestiture as well as lower cost of goods sold in the company’s Packaged Foods segment.  The gross margin (gross profit as a percentage of net sales) for the first three quarters of fiscal 2003 was 17% as compared to 15% for the same period in the prior year, reflecting the impact of the divestiture of the lower-margin fresh beef and pork operations as well as improved product mix associated with the company’s Packaged Foods segment.

Selling, General and Administrative Expenses (includes general corporate expense)

Selling, general and administrative (“SG&A”) expenses totaled $587 million for the third quarter of fiscal 2003, a decrease of 3% from the same period in the prior year.  SG&A expenses were favorably impacted by $34 million due to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 as the company is no longer required to amortize goodwill and intangible assets with indefinite lives beginning in the first quarter of fiscal 2003.  In addition, SG&A expenses were favorably impacted by the divestiture of the company’s fresh beef and pork operations during the current year second quarter and lower operating costs and bad debt expense at the company’s UAP operations.

SG&A expenses totaled $1.8 billion for the first three quarters of fiscal 2003, a decrease of 4% from the same period in the prior year.  The first three quarters’ SG&A expense decrease primarily resulted from the items cited for the quarter above.

Corporate expenses (which are included in SG&A) for both the third quarter and third quarter year to date were higher than the same periods in the prior year due primarily to transaction-related costs associated with the fresh beef and pork divestiture, increased marketing-related costs and higher third-party service fees.

Operating Profit (earnings before interest, goodwill amortization, general corporate expense, income taxes and equity method investment earnings)

Packaged Foods operating profit for the third quarter of fiscal 2003 decreased $6 million, or 2%, to $416 million as compared to the same period in the prior year.  Operating profit for the segment’s retail-oriented grocery and frozen food items increased as compared to the same period in the prior fiscal year.  The segment’s retail-oriented snacks, processed meats and cheese, tablespreads and topping operations reflected lower operating profit as compared to the same period in the prior year.  The operating profit decrease over the prior year reflects a $20 million increase in retail advertising and promotion costs.  The segment’s foodservice-oriented products reflected lower operating profits as compared to the same period in the prior year, as the segment’s foodservice chain customers experience reduced product demand.  The company believes the foodservice environment could remain difficult in the near term given economic conditions and the competitive issues facing certain foodservice chain customers.

Packaged Foods operating profit for the first three quarters of fiscal 2003 increased to $1.2 billion, up $71 million, or 6%, as compared to the same period in the prior year.  For the first three quarters of fiscal 2003, all of the segment’s retail-oriented operations reflected increased operating profit while operating profit at the segment’s foodservice-focused operations declined.

Food Ingredients operating profit for the third quarter of fiscal 2003 decreased $36 million, or 92%, to $3 million as compared to the same period in the prior year.  The decrease primarily reflects increased input costs and lower margins for the seasonings and flavorings operations due to a more competitive environment, as well as certain lower-of-cost-or-market inventory adjustments.

Food Ingredients operating profit for the first three quarters of fiscal 2003 decreased $59 million, or 49%, to $62 million as compared to the same period in the prior year.  The operating profit decrease over the prior year was primarily a result of the same factors cited in the quarterly discussion provided above.

Meat Processing operating loss for the third quarter of fiscal 2003 was $25 million as compared to a $33 million operating profit in the same period in the prior year.  Meat Processing operating profit was substantially lower compared to the prior year due to the fresh beef and pork divestiture during the second quarter of fiscal 2003 (a $23 million third quarter impact) and a $35 million decrease in the segment’s chicken operations, largely reflecting weaker markets for fresh chicken products.  The company believes poultry markets could remain difficult in the near term given overall protein supplies and prices.

Meat Processing operating profit for the first three quarters of fiscal 2003 was $59 million, a decrease of $147 million, or 72%, compared to the same period in fiscal 2002.  Meat Processing operating profit was substantially lower compared to the prior year due to the fresh beef and pork divestiture and weaker markets in the current year prior to the divestiture.  Meat Processing operating profit for the first three quarters of fiscal 2003 included $48 million of operating profit from the fresh beef and pork operations, while the same period in the prior year included $145 million.  Operating profit for the segment’s chicken operations were $52 million lower in the first three quarters of fiscal 2003 as compared to the same period in the prior year, largely reflecting weaker markets for fresh chicken products.

Agricultural Products posted an operating loss of $9 million for the third quarter of fiscal 2003, an improvement of $28 million compared to the same period in the prior year.  This increase was due to improved margins and lower administrative and operating costs, including bad debt expense, at the segment’s UAP operations.  Operating profit for the segment’s merchandising operations were higher as compared to the same period in the prior year, in part, due to trading gains resulting from volatility in energy prices.

Agricultural Products posted an operating profit of $89 million for the first three quarters of fiscal 2003, an increase of $47 million compared to the same period in the prior year.  Each of the first three quarters of fiscal 2003 benefited from improved margins and lower bad debt expense at the segment’s UAP operations as well as the benefit of volatility in energy prices at the company’s merchandising operations.

Interest Expense, Net

Interest expense for the third quarter of fiscal 2003 decreased $30 million, or 32%, as compared to the same period in fiscal 2002 primarily reflecting a decrease in the company’s average interest bearing securities as well as lower effective interest rates.  Interest expense for the first three quarters of fiscal 2003 decreased $81 million, or 27%, also reflecting a decrease in the company’s average interest bearing securities as well as lower effective interest rates.  Interest expense is net of interest income of $17 million and $36 million, for the third quarter and the first three quarters, respectively as compared to $6 million and $19 million for the same periods in the prior fiscal year.

Earnings Per Share

The company’s fiscal 2003 third quarter diluted earnings per share was $.30, as compared to $.31 per diluted share in the same period in the prior year.  The company’s fiscal 2003 third quarter diluted earnings per share includes $.01 of transaction-related costs associated with the company’s divestiture of its fresh beef and pork operations.  During the third quarter of fiscal 2003, the company benefited from a $.05 diluted earnings per share increase due to the company discontinuing the amortization of certain intangible assets (including goodwill) in conjunction with its adoption of SFAS No. 142, Goodwill and Other Intangible Assets.

The company’s fiscal 2003 first three quarters’ diluted earnings per share was $1.18, as compared to $1.11 per diluted share in the same period in the prior year.  The company’s fiscal 2003 first three quarter’s diluted earnings per share includes $.04 of transaction-related costs associated with the company’s divestiture of its fresh beef and pork operations.  In addition to these transaction-related costs, diluted earnings per share associated with the divested fresh beef and pork operations were $.07 per share lower during the first three quarters of fiscal 2003 as compared to the same period in fiscal 2002.  During the first three quarters of fiscal 2003, the company benefited from a $.16 diluted earnings per share increase due to the company discontinuing the amortization of certain intangible assets (including goodwill) in conjunction with its adoption of SFAS No. 142.  In addition to the fiscal 2003 first three quarters’ benefit due to discontinuing amortization, the adoption of SFAS No. 142 resulted in a cumulative effect of an accounting change that increased net income by $3.9 million, or $.01 per diluted share.  The company continues to estimate the SFAS No. 142 diluted earnings per share benefit will approximate $.22 for the entire fiscal year, excluding the $.01 earnings per share benefit associated with the cumulative effect of adopting the standard.

Other

On June 22, 2001, the company filed an amended annual report on Form 10-K for the fiscal year ended May 28, 2000.  The filing included restated financial information for fiscal years 1997, 1998, 1999 and 2000.  The restatement, due to accounting and conduct matters at its UAP subsidiary, was based upon an investigation undertaken by the company and the Audit Committee of its Board of Directors.  The restatement was principally related to revenue recognition for deferred delivery sales and vendor rebates, advance vendor rebates, and bad debt reserves.  The Securities and Exchange Commission (“SEC”) issued a formal order of nonpublic investigation dated September 28, 2001.  The company is cooperating with the SEC investigation, which relates to the UAP matters described above, as well as other aspects of the company’s financial statements.

Liquidity and Capital Resources

Sources of Liquidity and Capital

The company’s primary financing objective is to maintain a conservative balance sheet that provides the flexibility to pursue its growth objectives.  The company primarily uses short-term debt to finance its trade working capital (accounts receivable plus inventory, less accounts payable, accrued expenses and advances on sales) needs and a combination of equity and long-term debt to finance noncurrent assets.

To finance its working capital, the company utilizes cash flows generated from operations and also borrows short-term (usually less than 30 days maturity) commercial paper.  Commercial paper is reflected in the company’s consolidated balance sheet within notes payable.  The company maintains back-up bank lines of credit (through a bank revolving credit facility) at least equal to outstanding commercial paper borrowings.  The company has never needed to use these back-up lines of credit.  The company is in compliance with the credit agreements’ financial covenants and management believes the company will maintain its current debt credit rating for the foreseeable future.  If the company were unable to access the short-term commercial paper market, the company would use its bank revolving credit facilities to provide liquidity.  The company has in place a short-term revolving credit facility of $1.05 billion (expiring in May 2003) and a longer-term $1.05 billion revolving credit facility (expiring in May 2007) with major domestic and international banks.  The company plans to renew the credit facility that expires in May 2003 under a similar arrangement with its bank group; however, the amount of the facility might be reduced due to the company’s overall lower short term funding requirements.  The effective interest rates for the revolving credit facilities are generally .30 to .35 percentage points higher than the interest rates for commercial paper.

As of the end of the third quarter of fiscal 2003, the company had short-term notes payable of $183 million as compared to $1.0 billion as of the end of the third quarter of fiscal 2002.  The decrease in short-term notes payable is primarily due to the paying down of short-term debt with proceeds from the sale of the company’s fresh beef and pork operations.

During the third quarter of fiscal 2002, the company’s finance subsidiary, ConAgra Capital, L.C., redeemed subsidiary preferred securities for $350 million, using lower-rate short-term debt to fund the redemption.  Subsidiary preferred securities totaling $175 million were not redeemed and remain outstanding.

The company also funds its short-term financing needs through agreements to sell interests in pools of trade accounts receivable.  As of the end of the third quarter of fiscal 2003 and 2002, the program could fund up to $550 million and $812 million, respectively, of receivables at any one time.  The accounts receivable are sold without recourse at a discount, and the cost of this discount is included in selling, general and administrative expenses.  Because these accounts receivable are sold without recourse to unrelated third parties, accounts receivable balances sold are excluded from the company’s consolidated balance sheet.  As of the end of the third quarter of fiscal 2003, accounts receivable sold totaled $501 million as compared to $812 million as of the end of the same period in the prior year.  The ability to sell accounts receivable is, in part, dependent upon the credit quality of the underlying accounts receivable.  Although not anticipated by the company’s management, deterioration of the credit quality of accounts receivable could impact the company’s ability to sell receivables under this program.  If the company were unable to obtain funds through its receivables program, the company would source its liquidity needs through additional borrowings under its commercial paper program.  The interest rates for commercial paper are generally less than .10 percentage points higher than the implicit interest rate for the accounts receivable sales program.

As of the end of the third quarter of fiscal 2003, the company had interest rate swap agreements outstanding with notional amounts totaling $2.5 billion.  Of the total, $2 billion of the interest rate swaps are used to effectively convert certain of the company’s fixed rate debt into floating rate debt.  The remaining $500 million of the company’s interest rate swaps are used to hedge certain of the company’s forecasted floating rate debt for the period of 2005 through 2011.

The company contributed $220 million to its pension plans subsequent to the current year third quarter.  The contribution was financed with short-term debt.

Cash Flows

During the first three quarters of fiscal 2003, the company used $80 million of cash, which is the net impact of $164 million provided by operations, $354 million provided by investing activities and $598 million used in financing activities.

Cash provided by operating activities totaled $164 million for the first three quarters of fiscal 2003 as compared to $801 million provided in the same period for the prior year.  Cash provided by operating activities was lower for the first three quarters of fiscal 2003 due primarily to a lower trade working capital reduction in the first three quarters of fiscal 2003 as compared to the same period in the prior year.  Trade working capital balances were lower as of the end of the first three quarters of fiscal 2003 as compared to the end of the first three quarters of fiscal 2002.

Cash provided by investing activities totaled $355 million for the first three quarters of fiscal 2003, an increase from $486 million used in the same period in the prior year.  The increase from prior year was primarily a result of $768 million in proceeds received from the fresh beef and pork divestiture.  The proceeds from the sale were reduced by the purchase of a $150 million note from the joint venture (see “Recent Developments” for additional information).  The net proceeds received from the fresh beef and pork divestiture were used to pay down short-term debt.  Investing activities also consist of additions to property, plant and equipment under the company’s normal capital expenditure plan and payments for business acquisitions.

Cash used in financing activities totaled $598 million for the first three quarters of fiscal 2003, compared to $482 million of cash used for the same period in the prior year.  The increase in cash used in financing activities was due, in part, to lower borrowings under the company’s accounts receivable sales program offset by an increase in short-term debt needed to finance the trade working capital used during the first three quarters of fiscal 2003.

Off-Balance Sheet Arrangements

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities.  A variable interest entity (“VIE”) is an entity whose equity investors do not have a controlling financial interest or do not have sufficient equity at risk such that the entity cannot finance its own activities.  FIN No. 46 provides that VIEs shall be consolidated by the entity deemed to be the primary beneficiary of the VIE.  FIN No. 46 is immediately effective for VIEs created after January 31, 2003, and is effective for the company in the second quarter of fiscal 2004 for VIEs created prior to February 1, 2003.  The company is currently evaluating its relationship with unconsolidated entities which may meet the definition of a VIE.  Based on its analysis to date, the company does not believe FIN No. 46 will have a material impact on its consolidated financial statements.

The company has operating lease arrangements and, as part of the current evaluation discussed above, is reviewing whether the lessor special purpose entities meet the definition of a VIE.  The lessor special purpose entities are used to facilitate financing for leased assets.  There have been no material changes during the first three quarters of fiscal 2003 with respect to these types of leasing arrangements.  For additional discussion of these types of leasing arrangements, see the “Management’s Discussion & Analysis” section of the company’s fiscal 2002 annual report on Form 10-K.

Obligations and Commitments

As part of its ongoing operations, the company enters into arrangements that obligate the company to make future payments under contracts such as lease agreements, debt agreements and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as “take-or-pay” contracts).  The unconditional purchase obligation arrangements are entered into by the company in its normal course of business in order to ensure adequate levels of sourced product are available to the company.  Of these items, capital lease and debt obligations, which total $5.8 billion, are currently recognized as liabilities in the company’s consolidated balance sheet.  Operating lease obligations and unconditional purchase obligations, which total $1.1 billion, are not recognized as liabilities in the company’s consolidated balance sheet in accordance with generally accepted accounting principles.

A summary of the company’s contractual obligations as of February 23, 2003 is as follows:

(in millions)	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-Term Debt	$5,791.1	$508.5	$1,077.2	$509.0	$3,696.4
Lease Obligations	714.4	97.3	171.0	142.8	303.3
Unconditional Purchase Obligations	405.1	90.5	138.7	80.7	95.2
Total Cash Obligations	$6,910.6	$696.3	$1,386.9	$732.5	$4,094.9

The company’s total obligations of $6.9 billion reflect a decrease of approximately $200 million from the company’s 2002 fiscal year end.  The decrease was a result of the scheduled pay down of certain long-term debt during fiscal 2003, as well as the company no longer including obligations associated with the divested fresh beef and pork operations (see “Recent Developments” for additional discussion).

As part of its ongoing operations, the company also enters into arrangements that obligate the company to make future cash payments only upon the occurrence of a future event (e.g., guarantee debt or lease payments of a third party should the third party be unable to perform).  In accordance with generally accepted accounting principles, the following commercial commitments are not recognized as liabilities in the company’s consolidated balance sheet.  A summary of the company’s commitments, including commitments associated with equity method investments, as of the end of the third quarter of fiscal 2003, is as follows:

(in millions)	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Guarantees	$67.6	$13.3	$12.0	$18.6	$23.7
Other Commitments	70.4	15.3	23.2	15.2	16.7
Total Commitments	$138.0	$28.6	$35.2	$33.8	$40.4

The company’s total commitments of $138 million reflects an increase of approximately $37 million from the company’s 2002 fiscal year end.  The increase was primarily a result of certain guarantees the company has made on behalf of the company’s fresh beef and pork joint venture.

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

Trading Activities

The company accounts for certain contracts (e.g., “physical” commodity purchase/sale contracts and derivative contracts) at fair value.  The company considers a portion of these contracts to be its “trading” activities; specifically, those contracts that do not qualify for hedge accounting under SFAS No. 133.  The table below summarizes the changes in trading assets and liabilities for the third quarter ended February 23, 2003:

(in millions)
Net asset (liability) outstanding as of May 26, 2002, at fair value	$32.5
Contracts settled during the period(1)	(39.0)
Changes in fair value of contracts outstanding as of February 23, 2003(2)	25.6
Changes attributable to changes in valuation techniques and assumptions	—
Net asset (liability) outstanding as of February 23, 2003, at fair value	$19.1

(1)                         Includes contracts outstanding at May 26, 2002, and contracts entered into and settled during the period.

(2)                         Includes option premiums paid and received.

The following table represents the fair value and scheduled maturity dates of such contracts outstanding as of February 23, 2003:

	Fair Value of Contracts as of February 23, 2003 net asset / (liability)
(in millions) Source of Fair Value	Maturity less than 1 year	Maturity 1 - 3 years	Total Fair Value
Prices actively quoted (i.e., exchange-traded contracts)	$23.0	$1.9	$24.9
Prices provided by other external sources (i.e., nonexchange-traded contracts)	(6.6)	.8	(5.8)
Prices based on models and other valuation methods (i.e., nonexchange-traded contracts)	—	—	—
Total fair value	$16.4	$2.7	$19.1

In order to minimize the risk of loss associated with nonexchange-traded transactions with counterparties, the company utilizes established credit limits and performs ongoing counterparty credit evaluations.

The above tables exclude commodity-based contracts entered into in the normal course of business, including “physical” contracts to buy or sell commodities at agreed-upon fixed prices, as well as derivative contracts (e.g., futures and options) used primarily to hedge an existing asset or liability (e.g., inventory) or an anticipated transaction (e.g., purchase of inventory).  The use of such contracts is not considered by the company to be “trading” activities as these contracts are considered either normal purchase and sale contracts or hedging contracts.

Critical Accounting Policies

The process of preparing financial statements requires the use of estimates on the part of management.  The estimates used by management are based on the company’s historical experiences combined with management’s understanding of current facts and circumstances.  Certain of the company’s accounting policies are considered critical as they are both important to the portrayal of the company’s financial condition and results and require significant or complex judgment on the part of management.  In addition to the critical accounting policies previously disclosed in the company’s fiscal 2002 annual report on Form 10-K, the company adopted SFAS No. 142 at the beginning of the current fiscal year and believes its accounting policy with respect to the impairment of long-lived assets, goodwill and identifiable intangible assets also is a critical accounting policy.  The following is a summary of the company’s critical accounting policy with respect to the impairment of long-lived assets, goodwill and identifiable intangible assets:

Impairment of Long-Lived Assets (including property, plant and equipment), Goodwill and Identifiable Intangible Assets – In accordance with applicable accounting literature, the company reduces the carrying amount of long-lived assets, goodwill and identifiable intangible assets to their fair value when the fair value of such assets is determined to be less than their carrying amounts (i.e., assets are deemed to be impaired).  Fair value is typically estimated using a discounted cash flow analysis, which requires the company to estimate the future cash flows anticipated to be generated by the particular asset(s) being tested for impairment as well as select a discount rate to measure the present value of the anticipated cash flows.  When determining future cash flow estimates, the company considers historical results adjusted to reflect current and anticipated operating conditions.  Estimating future cash flows requires significant judgment by the company in such areas as future economic conditions, industry-specific conditions, product pricing and necessary capital expenditures.  The use of different assumptions or estimates for future cash flows could produce different impairment amounts (or none at all) for long-lived assets, goodwill and identifiable intangible assets.

The other accounting policies the company considers critical are its accounting policies with respect to allowance for doubtful accounts, marketing costs, inventory valuation, environmental liabilities and employment-related benefits.  For additional discussion of these critical accounting policies, see the “Management’s Discussion & Analysis” section of the company’s fiscal 2002 annual report on Form 10-K.

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN No. 46, Consolidation of Variable Interest Entities.  A variable interest entity (“VIE”) is an entity whose equity investors do not have a controlling financial interest or do not have sufficient equity at risk such that the entity cannot finance its own activities.  FIN No. 46 provides that VIEs shall be consolidated by the entity deemed to be the primary beneficiary of the VIE.  FIN No. 46 is immediately effective for VIEs created after January 31, 2003.  For VIEs created before February 1, 2003, FIN No. 46 is effective for the company in the second quarter of fiscal 2004.  The company is currently evaluating its relationship with unconsolidated entities which may meet the definition of a VIE.  Based on its analysis to date, the company does not believe FIN No. 46 will have a material impact on its consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure.  SFAS No. 148 requires certain disclosures about the impact on reported net income of an entity’s accounting policy decisions with respect to stock-based compensation.  The standard is effective for fiscal years ending after December 15, 2002.  The company will adopt this standard and provide all required disclosures during the fourth quarter of the current fiscal year.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations.  This statement requires the company to recognize the fair value of a liability associated with the cost the company would be obligated to incur in order to retire an asset at some point in the future.  The liability would be recognized in the period in which it is incurred and can be reasonably estimated.  The standard is effective for fiscal years beginning after June 15, 2002.  The company will adopt this standard at the beginning of its fiscal 2004.  The company has not yet completed its assessment of the anticipated adoption impact, if any, of SFAS No. 143.

In November 2002, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.  EITF Issue No. 00-21 provides guidance for revenue arrangements that involve the delivery or performance of multiple products or services where performance may occur at different points or over different periods of time.  EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 (i.e., the company’s fiscal 2005).  The company has not yet completed its assessment of the anticipated adoption impact, if any, of EITF Issue No. 00-21.

Related Party Transactions

A discussion of the company’s related party transactions may be found in the “Management’s Discussion & Analysis” section of the company’s fiscal 2002 annual report on Form 10-K.  There have been no material changes with respect to these transactions during the company’s first three quarters of fiscal 2003.

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

The company uses interest rate swaps to manage the effect of interest rate changes on a portion of its existing debt and forecasted debt balances.  The company enters into such interest rate swaps to take advantage of historically low short-term rates, while continuing to maintain long-term financing.  As of February 23, 2003, the fair value of the interest rate swap agreements recognized in prepaid expenses and other current assets was approximately $200 million while the fair value of interest rate swap agreements recognized in other accrued liabilities was approximately $26 million.  A one percentage point increase/decrease in interest rates would have decreased/increased the fair value of the interest rate swap agreements by approximately $46 million as of February 23, 2003.

As of February 23, 2003, the fair value of the company’s fixed rate debt was estimated at $6.6 billion, based on current market rates primarily provided by outside investment advisors.  As of February 23, 2003, a one percentage point increase in interest rates would decrease the fair value of the company’s fixed rate debt by approximately $410 million, while a one percentage point decrease in interest rates would increase the fair value of the company’s fixed rate debt by approximately $468 million.

Other than the changes noted above, there have been no material changes in the company’s market risk during the thirty-nine weeks ended February 23, 2003.  For additional information, refer to the subsection “Market Risk” in “Management’s Discussion & Analysis” in Item 7 of the company’s Form 10-K for the fiscal year ended May 26, 2002.

Item 4.  Controls and Procedures

Within the 90 days prior to the date of this report, the company carried out an evaluation under the supervision and with the participation of the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures provide reasonable assurance that such disclosure controls and procedures are effective in timely providing them with material information relating to the company (including its consolidated subsidiaries) required to be included in the company’s periodic Securities and Exchange Commission filings.  Since the date of evaluation, there have been no significant changes in the company’s internal controls or in other factors that could significantly affect such internal controls.

ConAgra Foods, Inc. and Subsidiaries

Part II – Other Information

Item 1.  Legal Proceedings

The company previously reported a shareholder derivative action filed in a Delaware chancery court on September 26, 2001, a purported class action lawsuit filed in a Nebraska federal court on August 10, 2001, and a second shareholder derivative action filed in Nebraska federal court on October 9, 2001.  Each action contains allegations based on the events resulting in the company’s restatement of its financial statements filed on an amended Form 10-K on June 22, 2001.  On July 23, 2002, the federal district court granted the defendants’ motion to dismiss the lawsuit in the class action lawsuit and entered judgment in favor of the company and the executive officers.  On August 20, 2002, the plaintiffs appealed the judgment to the Eighth Circuit Court of Appeals.

Item 5.  Other Information

The unaudited pro forma combined condensed statement of earnings, which give effect to the disposition by ConAgra Foods of a controlling interest in its fresh beef and pork business for the thirty-nine weeks ended February 23, 2003 are attached hereto as Exhibit 99.2.

Item  6.  Exhibits and Reports on Form 8-K

(A)      Exhibits

12                                    Statement regarding computation of ratio of earnings to fixed charges

99.1                           Section 906 Certificates

99.2                           The unaudited pro forma combined condensed statement of earnings, which give effect to the disposition by ConAgra Foods of a controlling interest in its fresh beef and pork business for the thirty-nine weeks ended February 23, 2003.

(B)        Reports on Form 8-K

The company filed a Current Report on Form 8-K dated March 13, 2003, with respect to an announcement on earnings for the quarter ended February 23, 2003.

CONAGRA FOODS, INC.

By:

/s/ James P. O’Donnell

James P. O’Donnell
Executive Vice President,
Chief Financial Officer and
Corporate Secretary

By:

/s/ Dwight J. Goslee

Dwight J. Goslee
Executive Vice President,
Operations Control and
Development

By:

/s/ Jay D. Bolding
Jay D. Bolding
Senior Vice President, Controller

Dated this 4th day of April, 2003.

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

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or  not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Bruce Rohde
Bruce Rohde
Chairman and Chief Executive Officer
Date: April 4, 2003

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

I, James P. O’Donnell, certify that:

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

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or  not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ James P. O’Donnell
James P. O’Donnell
Executive Vice-President, Chief Financial Officer and Corporate Secretary
Date: April 4, 2003

ConAgra Foods, Inc. and Subsidiaries

Exhibit Index

EXHIBIT	DESCRIPTION	PAGE

12	Statement regarding computation of ratio of earnings to fixed charges	35

99.1	Section 906 Certificates	36

99.2	The unaudited pro forma combined condensed statement of earnings, which give effect to the disposition by ConAgra Foods of a controlling interest in its fresh beef and pork business for the thirty-nine weeks ended February 23, 2003.	37