Form 10-K
period 2003-05-25
CONAGRA FOODS INC /DE/
filed 2003-08-08
CIK 23217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 25, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 1-7275

CONAGRA FOODS, INC.

(Exact name of registrant, as specified in its charter)

A Delaware Corporation	47-0248710
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One ConAgra Drive Omaha, Nebraska	68102-5001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (402) 595-4000

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $5.00 par value	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the voting common stock of ConAgra Foods, Inc. held by non-affiliates on November 24, 2002 was approximately $13.27 billion based upon the closing sale price on the New York Stock Exchange.

At July 31, 2003, 536,971,526 common shares were outstanding.

Documents incorporated by reference are listed on page 1.

Documents Incorporated by Reference

Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended May 25, 2003 (the "2003 Annual Report to Stockholders") are incorporated into Part I, Item 1; Part II, Items 5, 6, 7, 7A and 8; and Part IV, Item 15.

Portions of the Registrant’s definitive Proxy Statement filed for Registrant’s 2003 Annual Meeting of Stockholders (the “2003 Proxy Statement”) are incorporated into Part III, Items 10, 11, 12 and 13.

PART I

ITEM 1.  BUSINESS

Available Information

The company makes available, free of charge through its Internet website at http://conagrafoods.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

The company has adopted a Code of Ethics for Senior Corporate Officers that applies to the Chief Executive Officer, Chief Financial Officer, Executive Vice President of Operations, Control and Development, and Controller.  This Code, and the company’s Corporate Governance Principles, Code of Conduct, and charters for each committee of the Board of Directors are posted on the company’s website.

a) General Development of Business

ConAgra Foods, Inc. (“ConAgra Foods” or the “company”) is a leading packaged food company serving a wide variety of food customers.  The company’s packaged foods and food ingredients segments accounted for approximately 92% of its fiscal 2003 net sales of $19.8 billion.

Over time, the company, which was first incorporated in 1919, has grown through acquisitions, operations and internal brand development.  The company’s more significant acquisitions have included Beatrice Company in 1990, Golden Valley Microwave Foods in 1992 and International Home Foods in 2001.  In recent years, ConAgra Foods has been pursuing an acquisition and divestiture strategy to shift its focus toward its core branded and value-added food products.

During fiscal 2003, the company divested a controlling interest in its fresh beef and pork business (“fresh beef and pork divestiture”), its canned seafood operations, significant cheese operations, and committed to a plan to sell its chicken operations.  On June 9, 2003, the company announced an agreement to sell its chicken operations; the company expects to close the transaction in the summer of 2003.  These divestitures are part of an ongoing program to focus on higher-margin opportunities to improve overall company financial results.

b) Financial Information about Reporting Segments

The company’s operations are classified into four reporting segments: Packaged Foods, Food Ingredients, Agricultural Products and Meat Processing.  The contributions of each reporting segment to net sales and operating profit, and the identifiable assets attributable to each reporting segment are set forth in Note 21 “Business Segments and Related Information” on pages 68 through 70 of the company’s 2003 Annual Report to Stockholders and are incorporated herein by reference.  As a result of the fresh beef and pork divestiture and the planned chicken business divestiture, the company will no longer have any Meat Processing segment activities beginning in fiscal 2004.

c) Narrative Description of Business

The company competes throughout the food industry and focuses on adding value for customers who sell into the retail food, foodservice, ingredients and agricultural products channels.

ConAgra Foods reporting segments are described below. The ConAgra Foods companies and locations, including distribution facilities, within each reporting segment, are described in Item 2.

Packaged Foods

In its Packaged Foods segment, ConAgra Foods produces shelf-stable, frozen and refrigerated foods which are processed and packaged for sales through grocery and convenience stores, mass merchandisers, restaurants, institutions, sports and recreation venues and other retail, deli and foodservice customers.

Shelf-stable products include tomato products, pasta products, cooking oils, popcorn, soup, puddings, meat snacks, canned beans, canned pasta, canned chili, cocoa mixes and peanut butter for retail, foodservice, institutional and specialty market customers.  Shelf-stable major brands include Hunt’s, Healthy Choice, Chef Boyardee, Wesson, Orville Redenbacher’s, PAM, Slim Jim, ACT II, Peter Pan, Van Camp’s, Gulden’s, Beanee Weenee, Manwich, Hunt’s Snack Pack, Swiss Miss, Knott’s Berry Farm, La Choy, Gebhardt, David’s, Wolf Brand, Pemmican, Penrose and Andy Capp’s.

Frozen food products include dinners, pizzas, entrees, snacks, ice cream, potato products, hand-held dough-based products and seafood for retail, foodservice, institutional and specialty market customers.  Frozen food major brands include Healthy Choice, Banquet, Marie Callender’s, Kid Cuisine, MaMa Rosa’s, Papa G’s, Gilardi’s, Lamb Weston, Holly Ridge, Fernando’s, Rosarita, The Max, Morton, Patio, LaChoy, Artel and Wolfgang Puck.

Refrigerated food products include hot dogs, bacon, ham, sausages, cold cuts, turkey products, ethnic foods, kosher products, meat alternative products (e.g., soy-based hot dogs and patties), tablespreads, egg alternatives and dessert toppings for retail, foodservice, institutional and specialty market customers.  Refrigerated food major brands include Armour, Butterball, Cook’s, Decker, Monfort, Eckrich, Healthy Choice, Louis Kemp, Texas BBQ, Ready Crisp, Casa de Oro, Zoll, Hebrew National, Brown ‘N Serve, Golden Star, Lightlife, National Deli, Parkay, Blue Bonnet, Fleischmann’s, Egg Beaters and Reddi-wip.

Food Ingredients

The Food Ingredients segment includes the company’s specialty spice operations, milled operations and its basic ingredients business.  Specialty spice operations include seasonings, blends and flavorings.  Milled operations include flour, corn and oat milling.  The basic ingredients business includes commodity procurement and merchandising functions which originates, markets, merchandises and trades agricultural and energy commodities and byproducts, and provides risk management services.

Agricultural Products

Through its Agricultural Products segment, ConAgra Foods distributes crop protection chemicals, fertilizers and seeds at wholesale and retail levels.  Major agricultural brands include Clean Crop, ACA,  Savage, Shotgun, Saber, Signature, and Loveland Industries.  The Agricultural Products segment experiences some seasonality.  This seasonality coincides with normal agricultural growing seasons and is subject to a variety of economic, governmental and weather related conditions.

Meat Processing

In its Meat Processing segment, ConAgra Foods produced and marketed fresh beef and pork for retail and foodservice customers.  In fiscal 2003, the company sold a controlling interest in its fresh beef and pork business and committed to a plan to sell its chicken business.  As a result of these divestitures, the company will no longer have Meat Processing segment activities beginning in fiscal 2004.

Unconsolidated Joint Ventures

The company has a number of unconsolidated joint ventures with third-parties.  The more significant joint ventures are involved in fresh beef and pork processing, barley malting, and potato production.  The company’s fresh beef and pork joint venture was established in fiscal 2003 when the company sold a controlling interest in its fresh beef and pork operations.

Discontinued Operations

During the fourth quarter of fiscal 2003, the company committed to a plan to sell its chicken business.  On June 9, 2003, the company announced an agreement to sell its chicken business to Pilgrim’s Pride Corporation.  As a result of the pending chicken divestiture, the operations of the chicken business are classified as discontinued operations, and accordingly are not included in the Meat Processing segment.

General

The following comments pertain to each of the company’s reporting segments.

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

The company experiences intense competition for sales of its principal products in its major markets.  The company’s products compete with widely advertised, well-known, branded products, as well as private label and customized products.  The company has major competitors in all of its reporting segments.

Quality control processes at principal manufacturing locations emphasize applied research and technical services directed at product improvement and quality control.  In addition, the company conducts research activities related to the development of new products.

Many of ConAgra Foods’ facilities and products are subject to various laws and regulations administered by the United States Department of Agriculture, the Federal Food and Drug Administration and other federal, state, local and foreign governmental agencies relating to the quality of products, sanitation, safety and environmental control. The company believes that it complies with such laws and regulations in all material respects, and that continued compliance with such regulations will not have a material effect upon capital expenditures, earnings or the competitive position of the company.

At May 25, 2003, ConAgra Foods and its subsidiaries had approximately 63,000 employees, primarily in the United States.

d) Foreign Operations

Foreign operations information is set forth in Note 21 “Business Segments and Related Information” on pages 68 through 70 of the company’s 2003 Annual Report to Stockholders and is incorporated herein by reference.

Risk Factors

The following factors could affect the company’s operating results and should be considered in evaluating the company.

The company must identify changing consumer preferences and develop and offer food products to meet their preferences.

Consumer preferences evolve over time and the success of the company’s food products depends on the company’s ability to identify the tastes and dietary habits of consumers and to offer products that appeal to their preferences.  The company introduces new products and improved products in all of its business segments from time to time and incurs significant development and marketing cost.  For example, the company believes weaker sales results for the company’s foodservice products in fiscal 2003 reflected changing consumer preferences resulting from business travel and consumer spending at certain types of restaurants being negatively impacted by softer economic conditions.  If the company’s products fail to meet consumer preference, then the company’s strategy to grow sales and profits with new products will be less successful.

If the company does not achieve the appropriate cost structure in the highly competitive food industry, its profitability could decrease.

The company’s success depends in part on its ability to achieve the appropriate cost structure and be efficient in the highly competitive food industry.  The company has in recent years eliminated excess costs and achieved additional efficiencies by aligning sales, marketing, and manufacturing functions.  If the company does not continue to manage costs and achieve additional efficiencies, its competitiveness and its profitability could decrease.

Increased competition may result in reduced sales for the company.

The food industry is highly competitive, and increased competition reduces sales for the company.  For example, sales of seasonings, blends and flavorings declined in fiscal 2003, as a result of poor performance for the company’s garlic operations due to lost volume related to increased competition from Chinese garlic producers.

The consolidation of the company’s retail customers has resulted in large sophisticated customers with increased buying power.

The company’s retail customers, such as supermarkets and warehouse clubs, have consolidated in recent years.  These consolidations have produced large, sophisticated customers with increased buying power who are more capable of resisting price increases and operating with reduced inventories.  These customers may also in the future use more of their shelf space, currently used for company products, for their private label products.  If the larger size of these  customers results in additional negotiating strength or less shelf space for company products, the company’s profitability will decline.

The company may be subject to product liability claims and product recalls, which could negatively impact its profitability.

The company sells food products for human consumption, which involves risks such as product contamination or spoilage, product tampering and other adulteration of food products.  The company may be subject to liability if the consumption of any of its products causes injury, illness or death.  In addition, the company will voluntarily recall products in the event of contamination or damage.  In the past, the company has issued recalls and has from time to time been involved in lawsuits relating to its food products.  A significant product liability judgment or a widespread product recall may negatively impact the company’s profitability for a period of time depending on product availability, competitive reaction and consumer attitudes.  Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that company products caused illness or injury could adversely affect the company’s reputation with existing and potential customers and its corporate and brand image.

For the Agricultural Products segment, downturns in the agricultural industry reduce product demand, create a difficult product pricing environment, and make credit collection more difficult.

The agricultural industry is cyclical and subject to a variety of economic, governmental and weather related conditions.  Weather patterns, livestock and crop diseases, uncertainty over farm policy, and other farming related factors have caused downturns in the agricultural industry in recent years.  Factors that negatively affect the agricultural industry reduce farm income, which results in less demand for agricultural products and a less favorable product pricing environment and negatively affects the ability of customers to pay for products purchased on credit.  These factors negatively affected the fiscal 2002 operating results for the company when the Agricultural Products segment represented approximately 13% of the company’s total sales but less than 1% of the company’s total operating profit.

Commodity price increases will increase operating costs and may reduce profits.

The company uses many different commodities, including wheat, corn, oats, soybeans, beef, pork, poultry and energy.  Commodities are subject to price volatility caused by commodity market fluctuations, supply and demand, currency fluctuations, and changes in governmental agricultural programs.  Commodity price increases will result in increases in raw material costs and operating costs.  The company may not be able to increase its product prices to offset these increased costs; and increasing prices may result in reduced sales volume and profitability.  The company has many years’ experience in hedging against commodity price increases; however, hedging practices reduce but do not eliminate the risk of increased operating costs from commodity price increases.  For example, higher commodity prices in fiscal 2002 and significant energy price increases, such as were experienced in fiscal 2001, have impacted the company’s results.

If the company fails to comply with the many laws applicable to its business, it may incur significant fines and penalties.

The company’s facilities and products are subject to many laws and regulations administered by the United States Department of Agriculture, the Federal Food and Drug Administration, and other federal, state, local, and foreign governmental agencies relating to the processing, packaging, storage, distribution, advertising, labeling, quality, and safety of food products.  The company’s failure to comply with applicable laws and regulations could subject it to administrative penalties and injunctive relief, civil remedies, including fines, injunctions and recalls of its products.  The company’s operations are also subject to extensive and increasingly stringent regulations administered by the Environmental Protection Agency, which pertain to the discharge of materials into the environment and the handling and disposition of wastes.  Failure to comply with these regulations can have serious consequences, including civil and administrative penalties and negative publicity.

The company incurs significant costs in complying with laws and regulations.

The company incurs significant capital and operating expenditures to comply with laws and regulations.  For example, the company’s financial statement footnote on “Contingencies” describes continuing costs for compliance with environmental laws.  Future material changes in these laws and regulations could increase the company’s operating costs.  Various governments throughout the world are considering regulatory proposals relating to genetically modified organisms or ingredients, food safety, and market regulation which, if adopted, will increase the company’s operating costs.  If any of these or other proposals are enacted, the company may not be able to pass on these cost increases to customers without experiencing volume and profit losses.

ITEM 2. PROPERTIES

The company’s corporate headquarters are located in Omaha, Nebraska, U.S.A. The general offices and location of principal operations are set forth in the following list of ConAgra Foods’ locations.

The company maintains a number of distribution facilities, in addition to distribution facilities and warehouse space available at substantially all of its manufacturing facilities.

Utilization of manufacturing capacity varies by type of product manufactured, plant and time available. In general, ConAgra Foods operates most of its manufacturing facilities in excess of 70% of standard industry capacity. Standards vary by industry from 40 hours per week to greater than 120 hours per week.

Most principal manufacturing facilities are held in fee. However, many parcels of land, machinery and buildings, and substantially all of ConAgra Foods’ transportation equipment used in its processing and merchandising operations, are leased.

PACKAGED FOODS REPORTING SEGMENT

Frozen Foods Group

General offices in Omaha, Nebraska.

ConAgra Frozen Foods

General and sales offices in Omaha, Nebraska.

Seven manufacturing facilities in Arkansas, Ohio, Iowa and Missouri.  Product development facility in Omaha, Nebraska.

Grocery Foods Group

General offices in Irvine, California.

ConAgra Grocery Products Company

General offices in Irvine, California.

Product development facility in Irvine, California. 15 manufacturing plants in Ohio, Pennsylvania, Tennessee, California, Texas, Georgia, Minnesota, Illinois, Missouri and Iowa.  Over 15 grocery sales offices in Arizona, Texas, Illinois, Kansas, Minnesota, Ohio, Tennessee, Georgia, North Carolina, Arkansas, New Jersey, Maryland, Massachusetts, California and Florida.

ConAgra Store Brands

General offices in Lakeville, Minnesota.

Three manufacturing facilities in Minnesota and Illinois.

Snack Foods Group

General offices in Edina, Minnesota.

ConAgra Snack Foods

General offices in Edina, Minnesota.

Eleven plants in Iowa, Minnesota, Ohio, North Carolina, Pennsylvania, Missouri, and California.  Popcorn storage warehouse in Nebraska, product development facility in Eden Prairie, Minnesota and microwave packaging production facility in Maple Grove, Minnesota.

Refrigerated Foods Group

General offices in Downers Grove, Illinois and Lincoln, Nebraska.

Product development in Downers Grove and 26 plants in Indiana, Illinois, Michigan, Nebraska, Kansas, Arkansas, Iowa, Ohio, Maryland, Minnesota, Massachusetts and Missouri.  Distribution centers in Kansas, Michigan, Illinois and Hawaii.

International Foods Group
General offices in Toronto, Canada.

Canadian Foods Group

General offices in Toronto, Canada

Five manufacturing facilities and five sales offices in Canada.

Mexican Foods Group

General offices in Mexico City, Mexico.

One manufacturing facility and eight sales offices in Mexico.

Distributor Markets

General offices in Irvine, California and San Juan, Puerto Rico.

Eight regional sales offices covering markets outside of Canada and Mexico.

One manufacturing facility in Manchester, England.

Retail Administration

General offices in Omaha, Nebraska.

ConAgra Foods Logistics

General offices in Omaha, Nebraska and Schaumburg, Illinois.

Eight distribution centers located in Tennessee, Florida, Texas, California, Pennsylvania, and Indiana.

Foodservice Group

General offices in Omaha, Nebraska.

Specialty Potato Products

Administrative offices in Tri-Cities, Washington and Idaho

Thirteen plants in Idaho, Oregon, Washington, North Carolina, Minnesota (50-percent owned) and Alberta, Canada. Three plants in The Netherlands (50-percent owned).  Farming operations in Washington, Oregon and Idaho. Product development facility in Richland, Washington.  Executive office, sales, marketing and international business development center in Eagle, Idaho.

Mexican Foods Group- Fernando’s Foods Corporation

General offices in Los Angeles, California and Omaha, Nebraska.

One Mexican food processing facility in California, flour and corn tortilla processing facilities in Nebraska and Kentucky.

ConAgra Refrigerated Foodservice

General offices in Downers Grove, Illinois.

Nine meat plants and one cheese processing facility in Illinois, Indiana, California, Alabama, Texas, Minnesota and Colorado.

ConAgra Seafood Companies

General offices in Tampa, Florida and Santa Fe Springs, California.

Facilities in Florida, Texas, New Jersey and Washington.

ConAgra Diversified Foods Group

General offices in Irvine, California.

One tomato processing plant located in Helm, California, one toppings plant located in Humboldt, Tennessee, and three division sales offices.

Deli Foods Group

General offices in Downers Grove, Illinois.

Facilities in New Jersey and Indiana.  Product development in Downers Grove, Illinois.

FOOD INGREDIENTS REPORTING SEGMENT

ConAgra Food Ingredients Company

General offices in Omaha, Nebraska.

Milled Ingredients

General offices in Omaha, Nebraska.

Flour mills in Illinois, Oklahoma, California, Ohio, Colorado, Alabama, Nebraska, Minnesota, Pennsylvania, South Dakota, Georgia, Texas, Florida and Puerto Rico.  Corn processing facility in Kansas and oat processing facilities in Nebraska and Canada.

Specialty Ingredients

General offices in Omaha, Nebraska.

Production facilities for spices, seasonings, chiles, garlic, onion and vegetables in Illinois, New Jersey, Utah, California, New Mexico, Nevada, Oregon, and Santiago, Chile. Food ingredients distribution businesses in Iowa with distribution centers in Texas, Illinois and Colorado.

Basic Ingredients

General offices in Omaha, Nebraska.

Grain merchandising offices, grain elevators, and grain, feed ingredients and edible bean processing facilities in the United States and Canada. International marketing offices in Mexico, Italy, Hong Kong, Brazil, the United Kingdom, Switzerland and Australia.  Fertilizer sourcing and distribution with general offices in Savannah, Georgia facilitated through terminals along the Mississippi river system.  Poultry and animal feed facilities in Portugal and Spain. Malt joint ventures with barley malting facilities in the United States, Canada, Australia and the United Kingdom.  Two animal feed plants in Georgia and Alabama. Energy and agricultural commodity trading and risk management services with general offices in Omaha, Nebraska.

AGRICULTURAL PRODUCTS REPORTING SEGMENT

United Agri Products

General offices in Greeley, Colorado.

United Agri Products Companies

General offices in Greeley, Colorado.

Seven formulation facilities in the United States and 526 field sales, administration, warehouse, and joint venture locations in the United States, Canada, United Kingdom, Mexico, South Africa, Chile, Argentina and France.

DISCONTINUED OPERATIONS

Poultry Group

General offices in Duluth, Georgia.

ConAgra Broiler Company

General offices in Duluth, Georgia.

Fourteen broiler growing and processing divisions in Alabama, Arkansas, Georgia, Kentucky, Louisiana, Tennessee, and Puerto Rico. Four further processing cook plants in Georgia, Tennessee, West Virginia, and Louisiana.

Professional Food Systems

General offices in El Dorado, Arkansas.

Thirteen sales and distribution units in Texas, Tennessee, California, Louisiana, North Carolina, Utah, Mississippi, Iowa and Wisconsin.

ITEM 3. LEGAL PROCEEDINGS

In fiscal 1991, ConAgra Foods acquired Beatrice Company (“Beatrice”). As a result of the acquisition and the significant pre-acquisition contingencies of the Beatrice businesses and its former subsidiaries, the consolidated post-acquisition financial statements of the company reflect significant liabilities associated with the estimated resolution of these contingencies. These include various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by the company. The environmental proceedings include litigation and administrative proceedings involving Beatrice’s status as a potentially responsible party at 34 Superfund, proposed Superfund or state-equivalent sites; these sites involve locations previously owned or operated by predecessors of Beatrice which used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and / or other contaminants. Beatrice has paid or is in the process of paying its liability share at 29 of these sites. Adequate reserves for these matters have been established based on the company’s best estimate of its undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of Beatrice and other potentially responsible parties and its experience in remediating sites. The reserves for Beatrice environmental matters totaled $121.2 million as of May 25, 2003, and $119.3 million as of May 26, 2002, a majority of which relates to the Superfund and state equivalent sites referenced above. Expenditures for these matters are expected to occur over a period of 5 to 20 years.

On June 22, 2001, the company filed an amended annual report on Form 10-K for the fiscal year ended May 28,

2000.  The filing included restated financial information for fiscal years 1997, 1998, 1999 and 2000. The restatement, due to accounting and conduct matters at its United Agri Products, Inc. subsidiary (“UAP”), was based upon an investigation undertaken by the company and the Audit Committee of its Board of Directors. The restatement was principally related to revenue recognition for deferred delivery sales and vendor rebates, advance vendor rebates, and bad debt reserves. The Securities and Exchange Commission (“SEC”) issued a formal order of nonpublic investigation dated September 28, 2001. The company is cooperating with the SEC investigation, which relates to the UAP matters described above, as well as other aspects of the company’s financial statements, including the level and application of certain of the company’s reserves.

On August 10, 2001, a purported class action lawsuit, Gebhardt v. ConAgra Foods, Inc., et. al. Case No. 810CV427, was filed in United States District Court for Nebraska against the company and certain of its executive officers alleging violations of the federal securities laws in connection with the events resulting in the company’s restatement of its financial statements. The complaint seeks a declaration that the action is maintainable as a class action and that the plaintiff is a proper class representative, unspecified compensatory damages, reasonable attorneys’ fees and any other relief deemed proper by the court.  On July 23, 2002, the federal district court granted the defendants’ motion to dismiss the lawsuit and entered judgment in favor of the company and the executive officers. On June 30, 2003, the Eighth Circuit Court of Appeals reversed the dismissal and remanded the action for further proceedings in the district court.  The company believes the lawsuit is without merit and plans to vigorously defend the action.

On September 26, 2001, a shareholder derivative action was filed, purportedly on behalf of the company, by plaintiffs Anthony F. Rolfes and Sandra S. Rolfes in the Court of Chancery for the State of Delaware in New Castle County, Case No. 19130NC. The complaint alleges that the defendants, directors of the company during the relevant times, breached fiduciary duties in connection with events resulting in the company’s restatement of its financial statements. The action seeks, inter alia, recovery to the company, which is named as a nominal defendant in the action, of damages allegedly sustained by the company and a direction to the defendants to establish programs to prevent wrongful and illegal practices. On October 9, 2001, a second shareholder derivative action was filed, purportedly on behalf of the company, by plaintiff Harbor Finance Partners in the United States District Court for the District of Nebraska, Case No. 401CV3255. The complaint contains allegations and seeks relief similar to the Delaware derivative action. The directors named as defendants in these actions intend to vigorously defend the allegations and believe the actions are without merit.

The company is a party to a number of other lawsuits and claims arising out of the operation of its businesses. After taking into account liabilities recorded for all of the foregoing matters, management believes the ultimate resolution of such matters should not have a material adverse effect on the company’s financial condition, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT AS OF AUGUST 1, 2003

Name	Title & Capacity	Age	Year Assumed Present Office

Bruce C. Rohde	Chairman, Chief Executive Officer and President	54	1998
Dwight J. Goslee	Executive Vice President, Operations Control and Development	53	2001
Owen C. Johnson	Executive Vice President, Human Resources and Administration	57	1998
James P. O’Donnell	Executive Vice President, Chief Financial Officer and Corporate Secretary	55	1997
Jay D. Bolding	Senior Vice President and Corporate Controller	43	1999

Kenneth W. Gerhardt	Senior Vice President and Chief Information Officer	53	1998
Michael D. Walter	Senior Vice President, Commodity Procurement and Economic Strategy	54	2000
Christopher W. Klinefelter	Vice President, Investor Relations	36	2000
Scott E. Messel	Vice President, Treasurer	44	2001
Anita L. Wheeler	Vice President, Leadership Development and Planning	57	1999

The foregoing executive officers have held the specified positions with ConAgra Foods for the past five years, except as follows:

Dwight J. Goslee joined ConAgra Foods in 1985, and from 1997 through 2000 was Senior Vice President, Mergers and Acquisitions.  In March 2001, he was named to his current position of Executive Vice President, Operations Control and Development.

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

Christopher W. Klinefelter held various positions, including Assistant Vice President, Corporate Development of Brown-Forman from 1996 to 2000.  He joined them as a Business Analyst in 1996.  He joined ConAgra Foods in January 2000 as Vice President, Investor Relations.

Scott E. Messel was Vice President and Treasurer of Lennox International from 1999 to 2001.  Prior to that, he was Vice President, Treasurer of Flowserve Corporation from 1998 to 1999, and Vice President and Director, International Treasury with Ralston Purina Company from 1992 to 1997.

Anita L. Wheeler was Director of Staffing of Allied Signal from 1996 to 1998.  She joined ConAgra Foods in 1999 as Vice President, Executive Staffing and Development and was named to her current position in 2002.

OTHER SIGNIFICANT EMPLOYEES OF THE REGISTRANT AS OF AUGUST 1, 2003

Name	Title & Capacity	Age	Year Assumed Present Office

William G. Caskey	President, ConAgra Foodservice Sales	53	2003
L. Kenneth Cordell	President and Chief Operating Officer, United Agri Products	45	2002
Gregory A. Heckman	President and Chief Operating Officer, ConAgra Food Ingredients Group	41	2003
R. Dean Hollis	President and Chief Operating Officer, ConAgra Frozen Prepared Foods Group	43	2000
Douglas A. Knudsen	President, Retail Sales Development	49	2003
Kevin T. Kotecki	President and Chief Operating Officer, ConAgra Refrigerated Foods Group	39	2003
Allan B. Lutz	President and Chief Operating Officer, ConAgra Foods – Foodserivce Company	46	2003
John S. McKeon	President and Chief Operating Officer, Snack Foods Group	58	2002

Dennis F. O’Brien	President and Chief Operating Officer, Grocery Products Group	45	2002
Richard G. Scalise	President and Chief Operating Officer, ConAgra Deli Foods Group	48	2000
F. Martin Thrasher	President and Chief Operating Officer, ConAgra Foods Retail Products Company	52	2001
Ian F. Troop	President and Chief Operating Officer, ConAgra International Canada/Latin America	43	2002

William G. Caskey joined the company in 1998 as Vice President Sales, Foodservice, and was named to his current position in June 2003.  Prior to joining the company, Mr. Caskey was President of Manufacturing at Rykoff – Sexton.

L. Kenneth Cordell joined the company in 2001 as Vice President of United Agri Products and was named to his current position in January 2002.  Prior to joining the company Mr. Cordell was with FMC Corporation as North America Area Director and Global Herbicide Director in 2001, North America Area Director from 1998 to 2001, and Global Business Director, Herbicide from 1995 to 1998.

Gregory A. Heckman joined the company in 1984 and served as President and Chief Operating Officer, ConAgra Trade Group, from 1998 to 2001 and as President and Chief Operating Officer, ConAgra Agricultural Products Company in 2002.  He was named to his current position in early 2003.

R. Dean Hollis was President of Gilardi Foods from 1998 to March 2000 and was named to his current position in 2000.

Douglas A. Knudsen was named to his current position in 2003.  Prior to that, Mr. Knudsen was President, Retail Sales, from 2001 to 2003, and was President of Grocery Product Sales from 1995 to 2001.

Kevin T. Kotecki joined ConAgra Foods as President and Chief Operating Officer, Refrigerated Foods Group, in May 2003.  Prior to joining the company, Mr. Kotecki was President of Brach’s Confections from 2000 to 2003, and Area Vice President and General Manager, Coors Brewing Company from 1997 to 2000.

Allan B. Lutz was named to his current position upon joining the company in June 2003.  Prior to that, Mr. Lutz was President, Foodservice Division of Nestle from 1997 to 2003.

John S. McKeon joined ConAgra Foods as President of Golden Valley Microwave Foods in 1993, and held that position until he was named to his current position in 2002.

Dennis F. O’Brien was President, Store Brands from 2000 to 2001, and was Executive Vice President and General Manager, Grocery Products from July 2001 to December 2001.  Prior to joining the company, Mr. O’Brien was Senior Vice President, Marketing and Product Development for Armstrong Industries from 1996 to 2000.

Richard G. Scalise joined the company in 1997 as President of the ASE Deli/Foodservice Company.  He was named President and Chief Operating Officer, ConAgra Dairy Foods Group during 2000 and to his current position in November 2002.

F. Martin Thrasher was named to his current position upon joining the company in 2001. Prior to joining the company, Mr. Thrasher was with Campbell Soup Company where he served in various positions since 1996 including President North America from 2000 to 2001.

Ian F. Troop joined ConAgra Foods as President, ConAgra International Canada/Latin America in 2002.  Prior to joining the company, Mr. Troop was with Procter & Gamble as Vice President, North America Juice Products, from 1999 to 2001 and Vice President Strategic Planning, Global Baby Care from 1997 to 1998.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ConAgra Foods common stock is listed on the New York Stock Exchange where it trades under the ticker symbol: CAG.  At the end of fiscal 2003, 536.8 million shares of common stock were outstanding, including 7.4 million shares held in the company’s Employee Equity Fund.  There were approximately 34,000 shareholders of record, 41,500 holders via ConAgra Foods’ 401(k) plan for employees and more than 212,000 “street-name” beneficial holders whose shares are held in names other than their own.  During fiscal 2003, 500.9 million shares were traded, a daily average of approximately 2.0 million shares.

Quarterly sales price and dividend information is incorporated herein by reference to Note 22 “Quarterly Results (Unaudited)” on page 70 of the company’s 2003 Annual Report to Stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

Incorporated herein by reference to “Selected Financial Data” on page 34 of the company’s 2003 Annual Report to Stockholders.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated herein by reference to “Management’s Discussion & Analysis” on pages 35 through 49 of the company’s 2003 Annual Report to Stockholders.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated herein by reference to the subsection “Market Risk” in “Management’s Discussion & Analysis” on pages 47 through 49 of the company’s 2003 Annual Report to Stockholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of ConAgra Foods and Subsidiaries and Independent Auditors’ Report set forth on pages 50 through 71 of the company’s 2003 Annual Report to Stockholders are incorporated herein by reference:

Consolidated Statements of Earnings—Years ended May 25, 2003, May 26, 2002 and May 27, 2001

Consolidated Statements of Comprehensive Income—Years ended May 25, 2003, May 26, 2002 and May 27, 2001

Consolidated Balance Sheets—May 25, 2003 and May 26, 2002

Consolidated Statements of Common Stockholders’ Equity—Years ended May 25, 2003, May 26, 2002 and May 27, 2001

Consolidated Statements of Cash Flows—Years ended May 25, 2003, May 26, 2002 and May 27, 2001

Notes to Consolidated Financial Statements

Independent Auditors’ Report

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to “Board of Directors and Election” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the company’s 2003 Proxy Statement.  Information concerning Executive Officers of the company is included in Part I above.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference to (i) “Executive Compensation” through “Benefit Plans and Retirement Programs” in the company’s 2003 Proxy Statement, and (ii) information on director compensation in “Directors’ Meetings and Compensation” in the company’s 2003 Proxy Statement .

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to “Voting Securities Owned by Certain Beneficial Owners” and “Voting Securities Owned by Executive Officers and Directors” of the company’s 2003 Proxy Statement.

Equity Compensation Plan Information

The following table gives information about ConAgra Foods common stock that may be issued upon the exercise of options, warrants and rights under existing equity compensation plans as of May 25, 2003.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	37,133,585	$ 23.7516	15,514,756

Equity compensation plans not approved by security holders	—	—	—

Total

37,133,585

15,514,756

(1) This table does not include outstanding options for 287,656 shares at a weighted average exercise price of $12.4458 per share; these options were assumed in connection with two acquisitions in fiscal 1999 and 2001.  No additional awards can be granted under the plans that originally issued these options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to (i) paragraphs eight through ten of “Directors’ Meetings and Compensation” in the company’s 2003 Proxy Statement, and (ii) the last paragraph of “Benefit Plans and Retirement Programs” in the company’s 2003 Proxy Statement.

ITEM 14.  CONTROLS AND PROCEDURES

The company carried out an evaluation under the supervision and with the participation of the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the company’s disclosure controls and procedures provide reasonable assurance that such disclosure controls and procedures are effective in timely providing them with material information relating to the company (including its consolidated subsidiaries) required to be included in the company’s periodic Securities and Exchange Commission filings.  There were no significant changes in the company’s internal controls over financial reporting during the fourth fiscal quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal controls.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)                                      List of documents filed as part of this report:

1.                                       Financial Statements

All financial statements of the company as set forth under Item 8 of this report on Form 10-K.

2.                                       Financial Statement Schedules

Schedule Number	Description	Page Number

S-II	Valuation and Qualifying Accounts	21

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements, notes thereto.

3.                                       Exhibits

All exhibits as set forth on the Exhibit Index, which is incorporated herein by reference.

b)                                     Reports on Form 8-K

The company filed a report on Form 8-K on June 26, 2003 announcing the issuance of a press release and posting of a Q&A document on the company’s website with earnings information on the company’s fourth quarter and fiscal year ended May 25, 2003.

The company filed a report on Form 8-K on June 9, 2003 announcing that ConAgra Foods, Inc. announced an agreement to sell its chicken business to Pilgrim’s Pride Corporation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ConAgra Foods, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of August, 2003.

ConAgra Foods, Inc.

/s/ BRUCE C. ROHDE
Bruce C. Rohde
Chairman, Chief Executive Officer and President

/s/ JAMES P. O’DONNELL
James P. O’Donnell
Executive Vice President, Chief Financial Officer and Corporate Secretary

/s/ DWIGHT J. GOSLEE
Dwight J. Goslee
Executive Vice President, Operations Control and Development

/s/ JAY D. BOLDING
Jay D. Bolding
Senior Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 8th day of August, 2003.

Bruce C. Rohde*	Director
David H. Batchelder*	Director
Mogens C. Bay*	Director
Howard G. Buffett*	Director
Stephen G. Butler*	Director
John T. Chain, Jr.*	Director
Alice B. Hayes*	Director
W.G. Jurgensen*	Director
Robert A. Krane*	Director
Mark Rauenhorst*	Director
Carl E. Reichardt*	Director
Ronald W. Roskens*	Director
Kenneth E. Stinson*	Director

* Bruce C. Rohde, by signing his name hereto, signs this annual report on behalf of each person indicated. A Power-of-Attorney authorizing Bruce C. Rohde to sign this annual report on Form 10-K on behalf of each of the indicated Directors of ConAgra Foods, Inc. has been filed herein as Exhibit 24.

By:	/s/ BRUCE C. ROHDE

Bruce C. Rohde
Attorney-In-Fact

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

ConAgra Foods, Inc.

Omaha, Nebraska

We have audited the consolidated financial statements of ConAgra Foods, Inc. and subsidiaries as of May 25, 2003 and May 26, 2002, and for each of the three years in the period ended May 25, 2003, and have issued our report thereon dated July 11, 2003 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to change in methods of accounting for goodwill and other intangible assets in 2003 and derivative instruments and other hedging activities in 2002); such consolidated financial statements and report are included in your 2003 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of ConAgra Foods, Inc. and subsidiaries, listed in Item 15. This consolidated financial statement schedule is the responsibility of the company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Omaha, Nebraska
July 11, 2003

Schedule II

CONAGRA FOODS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

For the Fiscal Years ended May 25, 2003, May 26, 2002 and May 27, 2001

(in millions)

Description	Balance at Beginning of Period	Additions			Deductions from Reserves		Balance at Close of Period
		Charged to Income	Other

Year ended May 25, 2003 Allowance for doubtful receivables	$101.3	16.0	(.5	)(2)	31.9	(1)	$84.9
Year ended May 26, 2002 Allowance for doubtful receivables	$96.2	82.8	0.7	(2)	78.4	(1)	$101.3
Year ended May 27, 2001 Allowance for doubtful receivables	$61.8	55.8	3.3	(2)	24.7	(1)	$96.2

(1)                                  Bad debts charged off, less recoveries.

(2)                                  Primarily reserve accounts of acquired businesses less reserve accounts of divested businesses and foreign currency translation adjustments.

EXHIBIT INDEX

Number	Description	Page No.

3.1	ConAgra Foods’ Certificate of Incorporation, as amended, incorporated herein by reference to Exhibit 3.1 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended August 27, 2000
3.2	ConAgra Foods’ Bylaws, as amended, incorporated herein by reference to Exhibit 3.1 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended February 24, 2002
4.1

Rights Agreement dated as of July 12, 1996, Certificate of Adjustment dated October 1, 1997 and Amendment dated July 10, 1998 incorporated herein by reference to Exhibit 4.1 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 27, 2001

4.2

Form of documents establishing Series B Preferred Securities of ConAgra Capital, L.C., incorporated herein by reference to Exhibit 4.8 and Exhibit 4.14 of ConAgra Foods’ registration on Form S-3 (033 56973)

10.1	Form of Agreement between ConAgra Foods and its executive officers	24
10.2	ConAgra Foods’ Employee Flexible Bonus Payment Plan incorporated herein by reference to Exhibit 10.2 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 26, 2002
10.3	ConAgra Foods Non-Qualified CRISP Plan, incorporated herein by reference to Exhibit 10.6 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 30, 1999
10.4

ConAgra Foods Non-Qualified Pension Plan, and First Amendment thereto, incorporated herein by reference to Exhibit 10.7 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 30, 1999

10.5

ConAgra Foods Supplemental Pension and CRISP Plan for Change of Control, incorporated herein by reference to Exhibit 10.8 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 30, 1999

10.6

ConAgra Foods Incentives and Deferred Compensation Change of Control Plan, incorporated herein by reference to Exhibit 10.9 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 30, 1999

10.7	ConAgra Foods 1990 Stock Plan, and amendments thereto incorporated herein by reference to Exhibit 10.10 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 28, 2000
10.8	ConAgra Foods 1995 Stock Plan incorporated herein by reference to Exhibit 10.11 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 28, 2000
10.9	ConAgra Foods 2000 Stock Plan incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended August 27, 2000
10.10

Amendment dated May 2, 2002 to ConAgra Foods Stock Plans and other Plans incorporated herein by reference to Exhibit 10.10 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 26, 2002

10.11	ConAgra Foods Directors’ Unfunded Deferred Compensation Plan incorporated herein by reference to Exhibit 10.10 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 27, 2001
10.12

ConAgra Foods Employee Equity Fund Trust Agreement, with Stock Purchase Agreement and Revolving Promissory Note executed in connection therewith incorporated by reference to Exhibit 10.12 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 26, 2002

10.13

Employment Agreement and amendments thereto between ConAgra Foods and Bruce C. Rohde incorporated herein by reference to Exhibit 10.13 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 26, 2002

10.14	ConAgra Foods Executive Incentive Plan incorporated herein by reference to Exhibit 10.21 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 30, 1999
12	Statement regarding computation of ratio of earnings to fixed charges	31
13	Pages 34 through 71 of ConAgra Foods, Inc.’s Annual Report to Stockholders for the fiscal year ended May 25, 2003	32
21	Subsidiaries of ConAgra Foods	70
23	Consent of Deloitte & Touche LLP	72
24	Powers of Attorney	73
31.1	Section 302 Certificate of Chief Executive Officer	85
31.2	Section 302 Certificate of Chief Financial Officer	86

32.1	Section 906 Certificates	87
99.1	Unaudited Pro Forma Combined Condensed Statement of Earnings	88

Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to ConAgra Foods’ long-term debt are not filed with this Form 10-K. ConAgra Foods will furnish a copy of any such long-term debt agreement to the Securities and Exchange Commission upon request.

Except for those portions of ConAgra Foods, Inc.’s Annual Report to Stockholders for its fiscal year ended May 25, 2003 (such portions filed hereto as Exhibit 13) specifically incorporated by reference in the report on Form 10-K, such annual report is furnished solely for the information of the Securities and Exchange Commission and is not to be deemed “filed” as part of this filing.

Items 10.1 through 10.14 are management contracts or compensatory plans filed as exhibits pursuant to Item 14(c) of Form 10-K.