Form 10-Q
period 2003-08-24
CONAGRA FOODS INC /DE/
filed 2003-10-03
CIK 23217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 24, 2003
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

Yes   ☒          No   ☐

Number of shares outstanding of issuer’s common stock, as of September 21, 2003, was 536,926,113.

Part I – Financial Information
Item 1. Condensed Consolidated Financial Statements
ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions except per share amounts)

(unaudited)

	Thirteen weeks ended
	August 24, 2003	August 25, 2002

Net sales	$4,393.7	$6,553.8
Costs and expenses:
Cost of goods sold	3,543.1	5,575.2
Selling, general and administrative expenses	569.8	569.3
Interest expense, net	65.7	83.5
	4,178.6	6,228.0
Equity method investment earnings	9.5	7.8
Income from continuing operations before income taxes and cumulative effect of changes in accounting	224.6	333.6
Income tax expense	20.9	123.0

Income from continuing operations before cumulative effect of changes in accounting	203.7	210.6

Income from discontinued operations, net of tax	2.9	13.1

Cumulative effect of changes in accounting	(11.7)	3.9

Net income	$194.9	$227.6

Earnings per share—basic
Income from continuing operations before cumulative effect of changes in accounting	$.38	$.40
Income from discontinued operations	.01	.02
Cumulative effect of changes in accounting	(.02)	.01

Net income	$.37	$.43

Earnings per share—diluted
Income from continuing operations before cumulative effect of changes in accounting	$.38	$.40
Income from discontinued operations	.01	.02
Cumulative effect of changes in accounting	(.02)	.01

Net income	$.37	$.43

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(unaudited)

	Thirteen weeks ended
	August 24, 2003	August 25, 2002

Net income	$194.9	$227.6

Other comprehensive income, net of tax:
Derivative adjustment	16.5	20.0
Currency translation adjustment	18.5	9.3

Comprehensive income	$229.9	$256.9

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(dollars in millions)

(unaudited)

	August 24, 2003	May 25, 2003	August 25, 2002
ASSETS

Current assets
Cash and cash equivalents	$680.7	$628.6	$17.4
Receivables, less allowance for doubtful accounts of $89.4, $84.9 and $111.0	1,571.3	976.0	1,910.6
Inventories	3,443.1	3,274.8	4,472.8
Prepaid expenses and other current assets	562.5	863.1	666.6
Current assets of discontinued operations	316.1	317.1	372.0
Total current assets	6,573.7	6,059.6	7,439.4

Property, plant and equipment	5,462.2	5,452.5	6,440.5
Less accumulated depreciation	(2,667.7)	(2,632.7)	(3,025.0)
Property, plant and equipment, net	2,794.5	2,819.8	3,415.5

Goodwill	3,830.5	3,834.9	3,906.8
Brands, trademarks and other intangibles, net	833.5	835.0	878.9
Other assets	1,149.7	1,154.3	431.4
Noncurrent assets of discontinued operations	357.3	367.8	472.0
	$15,539.2	$15,071.4	$16,544.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Notes payable	$161.9	$26.9	$1,229.8
Current installments of long-term debt	520.4	508.7	208.5
Accounts payable	1,616.2	1,277.0	1,537.0
Advances on sales	180.4	351.3	180.4
Other accrued liabilities	1,740.4	1,493.1	1,690.9
Current liabilities of discontinued operations	149.6	146.4	142.8
Total current liabilities	4,368.9	3,803.4	4,989.4

Senior long-term debt, excluding current installments	4,525.9	4,632.2	5,055.9
Other noncurrent liabilities	950.6	1,059.1	1,057.4
Noncurrent liabilities of discontinued operations	16.8	17.0	31.8
Subordinated debt	758.4	763.0	760.9
Preferred securities of subsidiary company	175.0	175.0	175.0
Commitments and contingencies (Note 8)
Common stockholders’ equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 565,710,565, 565,617,169 and 565,570,738	2,828.6	2,828.1	2,827.9
Additional paid-in capital	719.9	725.7	754.8
Retained earnings	2,144.3	2,080.5	1,925.5
Accumulated other comprehensive loss	(124.4)	(159.4)	(123.2)
Less treasury stock, at cost, common shares 29,053,423, 28,851,930 and 28,787,177	(691.0)	(686.4)	(684.0)
	4,877.4	4,788.5	4,701.0
Less unearned restricted stock and value of 6,389,565, 7,428,088 and 8,571,047 common shares held in Employee Equity Fund	(133.8)	(166.8)	(227.4)
Total common stockholders’ equity	4,743.6	4,621.7	4,473.6
	$15,539.2	$15,071.4	$16,544.0

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Thirteen weeks ended
	August 24, 2003	August 25, 2002
Cash flows from operating activities:
Net income	$194.9	$227.6
Income from discontinued operations	(2.9)	(13.1)
Income from continuing operations	192.0	214.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91.2	108.4
Loss on sale of fixed assets	3.4	2.5
Cumulative effect of changes in accounting	11.7	(3.9)
Other noncash items (includes postretirement benefits)	25.6	35.2
Change in operating assets and liabilities before effects of business acquisitions	(96.3)	(1,385.6)
Net cash flows from operating activities	227.6	(1,028.9)

Cash flows from investing activities:
Additions to property, plant and equipment	(78.1)	(91.2)
Sale of businesses and property, plant and equipment	4.2	16.7
Notes receivable and other items	10.4	3.9
Net cash flows from investing activities	(63.5)	(70.6)

Cash flows from financing activities:
Net short-term borrowings	135.0	1,198.9
Repayment of long-term debt	(0.7)	(14.1)
Changes in amounts sold under the accounts receivable securitization, net	(136.4)	(133.9)
Cash dividends paid	(131.3)	(123.7)
Other items	7.6	34.5
Net cash flows from financing activities	(125.8)	961.7

Net cash provided/(used) in discontinued operations	13.8	(2.7)

Net change in cash and cash equivalents	52.1	(140.5)
Cash and cash equivalents at beginning of period	628.6	157.9
Cash and cash equivalents at end of period	$680.7	$17.4

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 24, 2003

(columnar dollars in millions except per share amounts)

1.                                      Accounting Policies

The unaudited financial information reflects all adjustments (consisting of normal and recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the ConAgra Foods, Inc. (the “company”) fiscal 2003 annual report on Form 10-K.

The results of operations for any quarter or a partial fiscal year period are not necessarily indicative of the results to be expected for other periods or the full fiscal year.  Certain prior year amounts have been reclassified in order to conform with current year classifications.

Stock-Based Compensation – The company has stock option plans approved by stockholders, which provide for granting of options to employees for purchase of common stock at prices equal to the fair market value at the time of grant.  The company accounts for its employee stock option plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.  Accordingly, no stock-based compensation expense is reflected in net income, as options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant.  The company also issues stock under various stock-based compensation arrangements approved by stockholders including restricted stock, phantom stock and stock issued in lieu of cash bonuses.  The value of restricted and phantom stock, equal to fair market value at the time of grant, is amortized as compensation expense over the vesting period.  Stock issued in lieu of cash bonuses is recognized as compensation expense as earned.

The following table provides required pro forma information regarding net income and earnings per share assuming the company recognized expense for its employee stock options using the fair value method.  The fair value of options was estimated at the date of the grant using the Black-Scholes option pricing model.  Pro forma net income and earnings per share are as follows:

	Thirteen weeks ended
	August 24, 2003	August 25, 2002
Net income, as reported	$194.9	$227.6
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4.6)	(4.5)
Pro forma net income	$190.3	$223.1

Earnings per share:

Basic earnings per share — as reported	$.37	$.43
Basic earnings per share — pro forma	$.36	$.42

Diluted earnings per share — as reported	$.37	$.43
Diluted earnings per share — pro forma	$.36	$.42

Comprehensive Income – Comprehensive income includes net income, currency translation adjustments, certain derivative-related activity and changes in the minimum pension liability.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 24, 2003

(columnar dollars in millions except per share amounts)

The company deems its foreign investments to be permanent in nature and does not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars.

The income tax impact related to the net derivative adjustment of other comprehensive income for the thirteen weeks ended August 24, 2003 and August 25, 2002 was a decrease of $10.1 million and $12.3 million, respectively.  There was no income tax impact related to additional minimum pension liabilities for the thirteen weeks ended August 24, 2003 and August 25, 2002.

Reclassifications – On September 19, 2002 (during the company’s fiscal 2003 second quarter), the company sold a controlling interest in its fresh beef and pork operations to a joint venture led by outside investors (see Note 3 to the condensed consolidated financial statements).  As a result of this transaction, the company reports its share of the earnings associated with its minority ownership of the joint venture as equity method investment earnings.  Historically, equity method investment earnings were included in the selling, general and administrative expenses income statement line item.  Subsequent to the reclassification, equity method investment earnings are presented as a separate line item and are no longer included in the company’s determination of reporting segment operating profit.  All periods presented have been reclassified to reflect equity method investment earnings as a separate line item.  During the fourth quarter of fiscal 2003, the company committed to a plan to sell its chicken business.  On June 9, 2003, the company announced an agreement to sell its chicken business to Pilgrim’s Pride Corporation.  Accordingly, the company removed the chicken business results from the Meat Processing reporting segment and now reflects the chicken business results as discontinued operations for all periods presented.  See Note 9 to the condensed consolidated financial statements.

Accounting Changes – Effective May 26, 2003, the company adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, which requires the company to recognize the fair value of a liability associated with the cost the company is legally obligated to incur in order to retire an asset at some point in the future. The associated asset retirement costs are capitalized as part of the carrying amount of the associated long-lived asset. Over time, the liability will increase, reflecting the accretion of the obligation from its present value to the amount the company will pay to extinguish the liability, and the capitalized asset retirement costs will be depreciated over the useful life of the related assets.  Application of this new accounting standard resulted in a cumulative effect of an accounting change that decreased net income by $11.7 million (net of taxes of $7.2 million), or $.02 per diluted share in the first quarter of fiscal 2004.  This also resulted in the company recognizing an asset retirement obligation of $22.4 million in other noncurrent liabilities and increasing property, plant and equipment, net by $3.5 million.  The majority of the company’s asset retirement obligations relate to various contractual obligations for restoration of leased assets at the end of lease terms.  There have been no significant changes in the company’s asset retirement obligations for the thirteen week period ended August 24, 2003.

If SFAS No. 143 would have been in effect in the first quarter of fiscal 2002, net income for that quarter would not have been materially different from that which was previously reported.

The company adopted SFAS No. 142, Goodwill and Other Intangible Assets, at the beginning of fiscal 2003.  In accordance with SFAS No. 142, the company completed its initial impairment testing of goodwill and identifiable intangible assets with indefinite lives.  The company’s adoption of SFAS No. 142 resulted in a cumulative effect of an accounting change that increased net income by $3.9 million, or $.01 per diluted share, in the first quarter of fiscal 2003.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 24, 2003

(columnar dollars in millions except per share amounts)

During the first quarter of the current fiscal year, the company adopted SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities, and its related amendment, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (collectively “SFAS No. 133”).  This Statement is generally effective for contracts entered into or modified after June 30, 2003 and did not have a material impact on the company’s financial statements.

Recently Issued Accounting Pronouncements – In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN No. 46, Consolidation of Variable Interest Entities.  A variable interest entity (“VIE”) is an entity whose equity investors do not have a controlling financial interest or do not have sufficient equity at risk such that the entity cannot finance its own activities.  FIN No. 46 provides that VIEs shall be consolidated by the entity deemed to be the primary beneficiary of the VIE.  FIN No. 46 is immediately effective for VIEs created after January 31, 2003.  For VIEs created prior to February 1, 2003, FIN No. 46 is effective for the company in the second quarter of fiscal 2004.  The company is currently evaluating its relationship with unconsolidated entities which may meet the definition of a VIE.  To date, the company has not determined the impact, if any, on its financial statements from the adoption of FIN No. 46.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 establishes standards for classification and measurement in the balance sheets for certain financial instruments which possess characteristics of both a liability and equity.  Generally, it requires classification of such financial instruments as a liability.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003.  For financial instruments in existence prior to May 31, 2003, SFAS No. 150 is effective for fiscal periods beginning after June 15, 2003 (i.e., the company’s second quarter of fiscal 2004).  The company believes that the adoption of SFAS No. 150 will have no impact on its financial statements.

In November 2002, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.  EITF Issue No. 00-21 provides guidance for revenue arrangements that involve the delivery or performance of multiple products or services where performance may occur at different points or over different periods of time.  EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 (i.e., the company’s second quarter of fiscal 2004).  The company does not expect the adoption of EITF Issue No. 00-21 to have a material impact on the company’s financial statements.

In May 2003, the EITF reached a consensus on EITF Issue No. 01-8, Determining Whether an Arrangement Contains a Lease.  The consensus requires a party to a service contract or similar arrangement to determine whether the arrangement is or includes a lease within the scope of SFAS No. 13, Accounting for Leases.  EITF Issue No. 01-8 is effective for arrangements entered into or modified after August 24, 2003 and is not expected to have a material impact on the company’s financial statements.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 24, 2003

(columnar dollars in millions except per share amounts)

2.                                      Discontinued Operations

During the fourth quarter of fiscal 2003, the company committed to a plan to sell its chicken business.  On June 9, 2003, the company announced an agreement to sell its chicken business to Pilgrim’s Pride Corporation.  The sale is expected to be completed in the second quarter of fiscal 2004.  The company has reflected the financial information of the chicken business as discontinued operations.

Summary results of operations of the chicken business included within discontinued operations are as follows:

	Thirteen weeks ended
	August 24, 2003	August 25, 2002

Net sales	$563.6	$570.0
Cost of goods sold	538.8	528.2
Selling, general and administrative expenses	20.0	21.4
Interest expense	.1	.1
Income before income taxes	4.7	20.3

Income tax expense	1.8	7.2

Income from discontinued operations, net of tax	$2.9	$13.1

The current and noncurrent assets and liabilities of the chicken business as of August 24, 2003 and August 25, 2002 are as follows:

	August 24, 2003	May 25, 2003	August 25, 2002

Receivables, less allowance for doubtful accounts	$113.0	$105.6	$115.1
Inventories	200.3	209.6	243.8
Prepaid expenses and other current assets	2.8	1.9	13.1
Current assets of discontinued operations	$316.1	$317.1	$372.0

Property, plant and equipment, net	$356.3	$363.1	$433.8
Goodwill	—	—	36.3
Other assets	1.0	4.7	1.9
Noncurrent assets of discontinued operations	$357.3	$367.8	$472.0

Accounts payable	$62.2	$73.4	$71.0
Other accrued liabilities	87.4	73.0	71.8
Current liabilities of discontinued operations	$149.6	$146.4	$142.8

Long-term debt	$16.8	$17.0	$17.0
Other noncurrent liabilities	—	—	14.8
Noncurrent liabilities of discontinued operations	$16.8	$17.0	$31.8

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 24, 2003

(columnar dollars in millions except per share amounts)

3.                                      Divestitures

On September 19, 2002, the company completed a strategic transaction in which it sold a controlling interest in its fresh beef and pork operations to a joint venture led by Hicks, Muse, Tate & Furst Incorporated (the “fresh beef and pork divestiture”).  Outside investors own 55% of the joint venture, and the company owns the remaining 45%.

The fresh beef operations sold to the joint venture include a beef processing business as well as a cattle feeding business.  The purchase price associated with the cattle feeding business was financed entirely by the company with cattle feeding-related notes receivable.  Total cattle feeding-related notes receivable were approximately $338 million as of August 24, 2003, due to the joint venture’s borrowings under a $350 million secured line of credit and a $30 million 8% secured promissory note issued by the joint venture.  The cattle-feeding related notes receivable, which are collateralized by the cattle, feedlots and other assets of the cattle feeding business, mature in September 2004, and can be extended by the company for a period of at least 18 months under certain circumstances.

As part of the transaction the company purchased $150 million of 12.5% senior subordinated notes issued by a subsidiary of the joint venture, which effectively reduced the amount of cash received.  The company sold $120 million of these notes in March 2003 and sold the remaining $30 million of notes in September 2003 (subsequent to the company’s first quarter of fiscal 2004).  The company’s statement of earnings will not be materially impacted by the sale of the notes.

Due to the purchase price of the cattle feeding business being entirely financed by the company, the legal divestiture of the cattle feeding operation has not been recognized as a divestiture for accounting purposes.  In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) Topic 5E, Accounting for Divestiture of a Subsidiary or Other Business Operation, the company has aggregated the assets and liabilities associated with the cattle feeding operation on its balance sheet (after elimination of the joint venture’s cattle feeding notes payable against the company’s cattle feeding notes receivable).  The cattle feeding operation assets have been aggregated and are presented in the company’s balance sheet within other assets, while its liabilities have been aggregated and are presented within other noncurrent liabilities.  In accordance with SAB Topic 5E, this accounting treatment will be continued by the company until circumstances have changed sufficiently that it becomes appropriate to recognize the transaction as a divestiture for accounting purposes.

The company’s unaudited pro forma results of operations for the thirteen weeks ended August 25, 2002, assuming the sale of its fresh beef and pork operations to the joint venture occurred as of the beginning of fiscal 2003, are as follows:

August 25, 2002

Net sales	$4,591.2
Net income	212.3
Earnings per share – diluted	.40

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 24, 2003

(columnar dollars in millions except per share amounts)

4.                                      Goodwill and Other Identifiable Intangible Assets

The company’s intangible assets are primarily comprised of goodwill and other identifiable intangible assets with indefinite lives (e.g., brands and trademarks), which are not amortized and are tested annually for impairment of value.  Impairment occurs when the fair value of the asset is less than its carrying amount.  If impaired, the asset is written down to its fair value.

Goodwill by reporting segment was as follows:

	August 24, 2003	May 25, 2003	August 25, 2002
Packaged Foods	$3,765.6	$3,766.6	$3,773.0
Food Ingredients	40.5	44.2	42.3
Agricultural Products	24.4	24.1	25.2
Meat Processing	—	—	66.3
	$3,830.5	$3,834.9	$3,906.8

Other identifiable intangible assets were as follows:

	August 24, 2003		May 25, 2003		August 25, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$792.4	$—	$792.3	$—	$835.0	$—
Amortizing intangible assets	55.7	14.6	55.9	13.2	53.0	9.1
	$848.1	$14.6	$848.2	$13.2	$888.0	$9.1

Non-amortizing intangible assets are primarily comprised of the company’s brands/trademarks.  Amortizing intangible assets, carrying a weighted average life of approximately 14 years, are principally comprised of licensing arrangements and customer lists.  For the thirteen week period ended August 24, 2003 and August 25, 2002, the company recognized $1.6 million and $2.8 million, respectively, of amortization expense.  Based on amortizing assets recognized in the company’s balance sheet as of August 24, 2003, amortization expense for each of the next three years is estimated to approximate $5 million and approximately $3 million for each of the following two years.

5.                                      Derivative Financial Instruments

The company is exposed to market risk, such as changes in commodity prices, foreign currency exchange rates and interest rates.  To attempt to minimize exposure associated with market volatility, the company may enter into various derivative transactions (e.g., futures and options) pursuant to established company policies.

As of August 24, 2003 and August 25, 2002, the company had interest rate swap agreements outstanding with the notional amount of these interest rate swaps totaling $2.5 billion.  Of the total, $2 billion of the interest rate swaps were used to effectively convert certain of the company’s fixed rate debt into floating rate debt.  These interest rate swaps are accounted for as fair value hedges and result in no recognition of ineffectiveness in the income statement as the

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 24, 2003

(columnar dollars in millions except per share amounts)

interest rate swaps’ provisions match the applicable provisions of the hedged debt.  The remaining $500 million of the company’s interest rate swaps were used to hedge certain of the company’s forecasted interest payments on floating rate debt for the period of 2005 through 2011.  These interest rate swaps are accounted for as cash flow hedges with gains and losses deferred in accumulated other comprehensive income, to the extent the hedge is effective.  Any ineffectiveness associated with the interest rate swaps is immediately recognized in earnings within interest expense.  Subsequent to August 24, 2003 the company liquidated all of the interest rate swaps (see Note 10 to the condensed consolidated financial statements).

The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities.  As of August 24, 2003 and August 25, 2002, the fair value of derivatives recognized within prepaid expenses and other current assets was $177.5 million and $187.9 million, respectively, while the amount recognized within other accrued liabilities was $27.5 million and $24.7 million, respectively.  As of August 24, 2003 and August 25, 2002, the fair value of derivatives recognized in current assets of discontinued operations was $2.1 million and $7.5 million, respectively, while the fair value of derivative liabilities of discontinued operations was not significant.

For the thirteen week period ended August 24, 2003 and August 25, 2002, the ineffectiveness associated with derivatives designated as cash flow and fair value hedges from continuing operations was a loss of $2.0 million and a gain of $2.3 million, respectively.  As of August 24, 2003 and August 25, 2002 the ineffectiveness associated with derivatives designated as cash flow and fair value hedges from discontinued operations was not significant.  Hedge ineffectiveness is recognized within net sales, cost of goods sold or interest expense, depending on the nature of the hedge.  The company does not exclude any component of the hedging instrument’s gain or loss when assessing effectiveness.

Generally, the company hedges a portion of its anticipated consumption of commodity inputs for periods of up to 12 months.  The company may enter into longer-term hedges on particular commodities if deemed appropriate.  As of August 24, 2003, the company had hedged certain portions of its anticipated consumption of commodity inputs through March 2005.

As of August 24, 2003 and August 25, 2002, the net deferred loss recognized in accumulated other comprehensive income was $7.0 million and $.1 million, net of tax, respectively.  The company anticipates a loss of $.5 million, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings over the next 12 months.  The company anticipates a loss of $6.9 million, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings subsequent to the next 12 months.  For the thirteen weeks ended August 24, 2003 and August 25, 2002, a net of tax $.2 million and $5.3 million loss was transferred from accumulated other comprehensive income into income from continuing operations, respectively.  As of August 24, 2003 and August 25, 2002, a net of tax $.2 million gain and $.3 million loss was transferred from accumulated other comprehensive income into income from discontinued operations.

For the thirteen week period ended August 24, 2003 and August 25, 2002, the company did not discontinue any cash flow hedges or firm commitments.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 24, 2003

(columnar dollars in millions except per share amounts)

6.                                      Earnings Per Share

The following table reconciles the net income and average share amounts used to compute both basic and diluted earnings per share:

	Thirteen weeks ended
	August 24, 2003	August 25, 2002
Net income
Income from continuing operations before cumulative effect of changes in accounting	$203.7	$210.6
Income from discontinued operations	2.9	13.1
Cumulative effect of changes in accounting	(11.7)	3.9
Net income	$194.9	$227.6

Earnings per share – basic
Weighted average shares outstanding – basic	530.0	527.7
Earnings per share –diluted
Weighted average shares outstanding – basic	530.0	527.7
Add shares contingently issuable upon exercise of stock options	1.5	2.8
Weighted average shares outstanding – diluted	531.5	530.5

7.                                      Inventories

The major classes of inventories are as follows:

	August 24, 2003	May 25, 2003	August 25, 2002
Raw materials and packaging	$1,072.2	$1,009.0	$1,571.8
Work in process	89.1	92.7	105.5
Finished goods	2,158.1	2,032.1	2,650.6
Other	123.7	141.0	144.9
	$3,443.1	$3,274.8	$4,472.8

8.                                      Contingencies

In fiscal 1991, the company acquired Beatrice Company (“Beatrice”).  As a result of the acquisition and the significant pre-acquisition contingencies of the Beatrice businesses and its former subsidiaries, the consolidated post-acquisition financial statements of the company reflect significant liabilities associated with the estimated resolution of these contingencies.  These include various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by the company.  The environmental proceedings include litigation and administrative proceedings involving Beatrice’s status as a potentially responsible party at 36 Superfund, proposed Superfund or state-equivalent sites; these sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants.  Beatrice has paid or is in the process of paying its liability share at 32 of these sites.  Adequate reserves for these matters have been established based on the company’s best estimate of its undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of Beatrice

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 24, 2003

(columnar dollars in millions except per share amounts)

and other potentially responsible parties and its experience in remediating sites.  The reserves for Beatrice environmental matters totaled $121.2 million as of May 25, 2003, a majority of which relates to the Superfund and state equivalent sites referenced above.  Expenditures for these matters are expected to occur over a period of 5 to 20 years.

The results for the first quarter of fiscal 2004 include litigation expense related to a choline chloride joint venture with E.I. du Pont Nemours and Co. (“DuPont”) that was sold in 1997.  Subsequent to the sale, civil antitrust lawsuits against DuPont, the company and the venture were filed in various federal and state courts.  In connection with the settlement of certain of these cases and the remaining civil actions, the company recorded a $22 million pre-tax charge against earnings in the first quarter of fiscal 2004 as an additional reserve for these matters.  The litigation expenses are considered general corporate expenses and do not effect segment operating results.

Currently, the company guarantees certain obligations primarily associated with leases entered into by several of its equity method investees.  Most of these guarantees resulted from the company’s fresh beef and pork divestiture in fiscal 2003.  The leases have terms not exceeding 13 years and the maximum amount of future payments the company has guaranteed is approximately $57.4 million.  The company has also assigned a hog purchase contract to the beef and pork joint venture and the venture has indemnified the company for all liabilities under the contract.  The company has guaranteed the performance of the fresh beef and pork joint venture with respect to the hog purchase contract.  The hog purchase contract requires the fresh beef and pork joint venture to purchase a minimum of approximately 1.2 million hogs annually through 2014.  The contract stipulates minimum price commitments, based in part on market prices and, in certain circumstances, also includes price adjustments based on certain inputs.  The company does not have a liability established in its balance sheet for these arrangements as the company has determined that performance under the guarantees are not probable.

The company is party to a number of lawsuits and claims arising out of the operation of its business.  After taking into account liabilities recorded for all of the foregoing matters, management believes the ultimate resolution of such matters should not have a material adverse effect on the company’s financial condition, results of operations or liquidity.

9.                                      Business Segments

The company’s operations are aggregated into four reportable segments based on similar economic characteristics, nature of products and services offered, nature of production processes, the type or class of customer and distribution methods.  Packaged Foods includes the company’s shelf-stable, frozen and refrigerated foods, which are processed and packaged.  Meat Processing includes historical operations that processed beef and pork.  Both the Packaged Foods and Meat Processing reporting segments market food products in retail, deli and foodservice channels.  Food Ingredients includes the company’s basic ingredients and specialty ingredients operations.  Agricultural Products includes operations involved in the distribution of agricultural crop inputs.

On September 19, 2002 (during the company’s second quarter of fiscal 2003), the company sold a controlling interest in its fresh beef and pork operations to a joint venture led by outside investors (see Note 3 to the condensed consolidated financial statements).  As a result, the Meat Processing segment information includes beef and pork operating activity for the thirteen weeks ending August 25, 2002, but no activity for the thirteen weeks ended August 24, 2003.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 24, 2003

(columnar dollars in millions except per share amounts)

On June 9, 2003, the company announced an agreement to sell its chicken business to Pilgrim’s Pride Corporation.  As a result of this pending chicken business divestiture, the operations of the chicken business are classified as discontinued operations, and accordingly are not included in the Meat Processing reporting segment for all periods presented.

Due to certain organizational changes in the fourth quarter of fiscal 2003 within the company’s Agricultural Products and Food Ingredients segments, the company transferred its commodity sourcing and merchandising operations from the Agricultural Products segment to the Food Ingredients segment.  During the first quarter of fiscal 2004, the company also transferred the bulk fertilizer operations from the Agricultural Products segment to the Food Ingredients segment as those operations are now managed with the company’s other basic ingredients operations.

Intersegment sales have been recorded at amounts approximating market.  Operating profit for each segment is based on net sales less all identifiable operating expenses.  General corporate expense, net interest expense, equity method investment earnings and income taxes have been excluded from segment operations.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 24, 2003

(columnar dollars in millions except per share amounts)

	Thirteen weeks ended
	August 24, 2003	August 25, 2002
Sales to unaffiliated customers
Packaged Foods	$2,721.4	$2,889.0
Food Ingredients	574.2	590.7
Agricultural Products	1,098.1	1,111.8
Meat Processing	—	1,962.3
Total	$4,393.7	$6,553.8

Intersegment sales
Packaged Foods	$13.0	$7.3
Food Ingredients	116.9	189.6
Agricultural Products	.8	1.4
Meat Processing	—	143.4
	130.7	341.7
Intersegment elimination	(130.7)	(341.7)
Total	$—	$—

Net sales
Packaged Foods	$2,734.4	$2,896.3
Food Ingredients	691.1	780.3
Agricultural Products	1,098.9	1,113.2
Meat Processing	—	2,105.7
Intersegment elimination	(130.7)	(341.7)
Total	$4,393.7	$6,553.8

Operating profit
Packaged Foods	$284.0	$353.1
Food Ingredients	30.7	38.6
Agricultural Products	58.3	38.6
Meat Processing	—	46.2
Total operating profit	373.0	476.5

General corporate expenses	92.2	67.2
Interest expense, net	65.7	83.5
Equity method investment earnings	9.5	7.8
Income taxes	20.9	123.0

Income from continuing operations before cumulative effect of changes in accounting	$203.7	$210.6

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 24, 2003

(columnar dollars in millions except per share amounts)

10.                               Other Matters

During fiscal 2003, the company generated capital loss carryforwards as a result of the fresh beef and pork divestiture.  As of May 25, 2003, the company believed the deferred tax assets associated with the capital loss carryforwards would not be realized for tax purposes as the company had determined it would not be able to generate sufficient future capital gains to realize the tax benefits associated with these capital losses.  Therefore, the company did not recognize the deferred tax assets associated with these capital losses.

In September 2003, the company closed out all of its interest rate swap agreements in order to lock-in existing favorable interest rates.  These interest rate swap agreements were previously put in place as a strategy to hedge interest costs associated with long-term debt.  The termination of these interest rate swap agreements will generate capital gains which the company will recognize in its income tax returns over the next several years.  As a result of the expected termination of these interest rate swap agreements, the company determined as of the end of the first quarter of fiscal 2004 it was now more likely than not it would be able to realize the deferred tax assets associated with the capital loss carryforwards.  Accordingly, during the first quarter of fiscal 2004, the company recognized a portion of these deferred tax assets and reduced its income tax expense $47 million, which increased diluted earnings per share by $.09.

For financial statement and tax purposes the proceeds received upon termination of the interest rate swap agreements will be recognized over the term of the debt instruments originally hedged. Consequently, the company’s interest expense, primarily in fiscal 2004 through 2008, will continue to reflect the locked-in interest rates.

Also in September 2003, the company reached an agreement with the Internal Revenue Service (“IRS”) with respect to the IRS’s examination of the company’s tax returns for fiscal years 1996 through 1999.  As a result of the expected resolution of these matters, the company determined as of the end of the first quarter of fiscal 2004, it was probable the agreement with the IRS would result in a favorable conclusion.  Accordingly, during the first quarter of fiscal 2004, the company reduced income tax expense and the related provision for income taxes payable by $17 million, which increased diluted earnings per share by $.03.

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Item 2. Management’s Discussion and Analysis

FORWARD-LOOKING STATEMENTS

Management’s discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances.  Actual results may vary materially from the expectations contained in the forward-looking statements.  The risk factors identified in the company’s Annual Report on Form 10-K as well as future economic circumstances, industry conditions, company performance and financial results, availability and prices of raw materials, product pricing, competitive environment and related market conditions, operating efficiencies, access to capital, actions of governments and regulatory factors affecting the company’s businesses are examples of factors, that could cause results to differ materially from those described in the forward-looking statements.  The company cautions that any forward-looking statements included in this report are made as of the date of this report.

Following is management’s discussion and analysis of the company’s operating results as well as liquidity and capital resources which should be read together with the company’s financial statements and related notes contained in this report.  Results for the thirteen week period ended August 24, 2003, are not necessarily indicative of results that may be attained in the future.

Recent Developments

The company has been pursuing an acquisition and divestiture strategy to shift its focus toward its core branded and value-added products.  As part of this focus, on September 19, 2002, the company sold a controlling interest in its fresh beef and pork operations to a joint venture led by outside investors.  As a result of this transaction, the company reports its share of the earnings associated with its minority ownership of the joint venture as equity method investment earnings.  Historically, all equity method investment earnings were included in selling, general and administrative expenses, as these amounts were not deemed material for separate presentation in the consolidated statements of earnings.  Subsequent to this transaction, all equity method investment earnings are presented in a separate line in the consolidated statements of earnings and are no longer included in the company’s determination of reporting segment operating profit.  All periods presented have been reclassified to reflect equity method investment earnings in this manner.

As a result of the company’s pending sale of its chicken business, the company removed the chicken business results from the Meat Processing reporting segment and now reflects the chicken business results as discontinued operations for all periods presented.  Accordingly, all income statement line items presented (except for discontinued operations) have been restated to exclude amounts associated with the chicken business.

Due to certain organizational changes in the fourth quarter of fiscal 2003 within the company’s Agricultural Products and Food Ingredients segments, the company transferred its commodity sourcing and merchandising operations from the Agricultural Products segment to the Food Ingredients segment.  During the first quarter of fiscal 2004, the company also transferred the bulk fertilizer operations from the Agricultural Products segment to the Food Ingredients segment as those operations are now managed with the company’s other basic ingredients operations.

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Item 2. Management’s Discussion and Analysis

Operating Results

Sales

Sales for the first quarter of fiscal 2004 were $4.4 billion, down $2.2 billion, or 33%, from the same period in the prior year.  The decrease primarily reflects the impact of the fresh beef and pork divestiture in the second quarter of fiscal 2003.  Packaged Foods sales were $2.7 billion, down 6% compared to the same period in the prior year, primarily resulting from the divestiture of the canned seafood and processed cheese operations in the fourth quarter of fiscal 2003.  Excluding the $152 million sales impact of these divestitures, Packaged Foods sales declined by approximately 1%.  Sales in the company’s Food Ingredients segment were $574 million, down 3% from the same period in the prior year reflecting higher flour prices, more than offset by lower volumes for some basic ingredients operations.  Sales in the Agricultural Products segment remained flat at $1.1 billion in the first quarter of fiscal 2004.

Cost of Goods Sold

The company’s cost of goods sold for the first quarter of fiscal 2004 was $3.5 billion, a decrease of $2.0 billion, or 36%, from the same period in the prior year.  The decrease was primarily a result of the fresh beef and pork divestiture as well as lower cost of goods sold in the company’s Packaged Foods segment.  The gross margin (gross profit as a percentage of net sales) for the first quarter of fiscal 2004 was 19% as compared to 15% for the same period in the prior year, reflecting the impact of the divestiture of the lower-margin fresh beef and pork operations in the second quarter of fiscal 2003 and the divestitures of the canned seafood and cheese operations in the fourth quarter of fiscal 2003, offset, in part, by unfavorable product mix.

Selling, General and Administrative Expenses (includes general corporate expense)

Selling, general and administrative (“SG&A”) expenses totaled $570 million for the first quarter of fiscal 2004, essentially flat with the same period in the prior year.  SG&A expenses were favorably impacted by the fresh beef and pork, canned seafood and cheese divestitures, but this was offset by additional litigation reserves of $22 million.  See Note 8 to the condensed consolidated financial statements.  The litigation expenses are considered general corporate expenses and do not affect segment operating results.

Operating Profit (earnings before general corporate expense, net interest expense, equity method investment earnings, and income taxes)

Packaged Foods operating profit for the first quarter of fiscal 2004 decreased $69 million, or 20%, to $284 million as compared to the same period in the prior year.  Operating profit for the segment’s retail-oriented grocery, frozen and refrigerated foods, snacks and deli items decreased as compared to the same period in the prior fiscal year due to overall declines in sales volumes and unfavorable product mix.  The segment’s foodservice-oriented products reflected lower operating profits as compared to the same period in the prior year, as the segment’s foodservice operations experienced lower volumes and increased input costs in its refrigerated meats products.

Food Ingredients operating profit for the first quarter of fiscal 2004 was $31 million, a decrease of 21% compared to the same period in the prior year.  The decrease primarily reflects increased input costs and lower margins for the flour business, as well as lower profits for certain merchandising operations.

Agricultural Products posted an operating profit of $58 million for the first quarter of fiscal 2004, an improvement of $20 million, or 51%, compared to the same period in the prior year.  This increase was

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Item 2. Management’s Discussion and Analysis

due to improved margins resulting from improved customer and product mix and effective cost management.

There was no operating profit in the Meat Processing segment for the first quarter of fiscal 2004 as compared to a $46 million operating profit in the same period in the prior year, due to the fresh beef and pork divestiture.

Interest Expense, Net

Net interest expense for the first quarter of fiscal 2004 decreased $18 million, or 21%, as compared to the same period in fiscal 2003, primarily reflecting a decrease in the company’s average interest bearing securities as well as lower effective interest rates, largely achieved through the use of interest rate swaps which effectively converted fixed-rate debt to floating-rate debt.  Interest expense is net of interest income of $11 million for the first quarter as compared to $5 million for the same period in the prior fiscal year.

Income Taxes

The effective tax rate was approximately 9% in the first quarter of fiscal 2004, as compared to an effective tax rate of 37% in the same period in the prior fiscal year.

During fiscal 2003, the company generated capital loss carryforwards as a result of the fresh beef and pork divestiture.  As of May 25, 2003, the company believed the deferred tax assets associated with the capital loss carryforwards would not be realized for tax purposes as the company had determined it would not be able to generate sufficient future capital gains to realize the tax benefits associated with these capital losses.  Therefore, the company did not recognize the deferred tax assets associated with these capital losses.

In September 2003, the company closed out all of its interest rate swap agreements in order to lock-in existing favorable interest rates.  These interest rate swap agreements were previously put in place as a strategy to hedge interest costs associated with long-term debt.  The termination of these interest rate swap agreements will generate capital gains which the company will recognize over the next several years.  As a result of the expected termination of these interest rate swap agreements, the company determined as of the end of the first quarter of fiscal 2004 it was now more likely than not it would be able to realize the deferred tax assets associated with the capital loss carryforwards.  Accordingly, during the first quarter of fiscal 2004, the company recognized a portion of these deferred tax assets and reduced its income tax expense $47 million, which increased diluted earnings per share by $.09.

For financial statement and tax purposes the proceeds received upon termination of the interest rate swap agreements will be recognized over the term of the debt instruments originally hedged. Consequently, the company’s interest expense, primarily in fiscal 2004 through 2008, will continue to reflect the locked-in interest rates.

Also in September 2003, the company reached an agreement with the Internal Revenue Service (“IRS”) with respect to the IRS’s examination of the company’s tax returns for fiscal years 1996 through 1999.  As a result of the expected resolution of these matters, the company determined as of the end of the first quarter of fiscal 2004, it was probable the agreement with the IRS would result in a favorable conclusion.  Accordingly, during the first quarter of fiscal 2004, the company reduced income tax expense and the related provision for income taxes payable by $17 million, which increased diluted earnings per share by $.03.

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Item 2. Management’s Discussion and Analysis

Income from Discontinued Operations

During the fourth quarter of 2003, the company committed to a plan to sell its chicken business.  As a result, for all periods presented, the company has classified results from its chicken business as discontinued operations.  The company announced an agreement to sell its chicken business to Pilgrim’s Pride Corporation on June 9, 2003.  Income from discontinued operations was $3 million in the first quarter of fiscal 2004, down from $13 million in the same period in the prior fiscal year, due largely to higher cost of feed.

Cumulative Effect of Changes in Accounting

Effective May 26, 2003, the company adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, resulting in a cumulative effect of accounting change that decreased net income by $11.7 million (net of taxes of $7.2 million), or $.02 per diluted share in the first quarter of fiscal 2004.

The company adopted SFAS No. 142, Goodwill and Other Intangible Assets, at the beginning of fiscal 2003 resulting in a cumulative effect of an accounting change that increased net income by $3.9 million, or $.01 per diluted share in the first quarter of fiscal 2003.

Earnings Per Share

The company’s fiscal 2004 first quarter diluted earnings per share was $.37, as compared to $.43 per diluted share in the same period in the prior year.

Other

On June 22, 2001, the company filed an amended annual report on Form 10-K for the fiscal year ended May 28, 2000.  The filing included restated financial information for fiscal years 1997, 1998, 1999 and 2000.  The restatement, due to accounting and conduct matters at its United Agri Products, Inc., (“UAP”) subsidiary, was based upon an investigation undertaken by the company and the Audit Committee of its Board of Directors.  The restatement was principally related to revenue recognition for deferred delivery sales and vendor rebates, advance vendor rebates and bad debt reserves.  The Securities and Exchange Commission (“SEC”) issued a formal order of nonpublic investigation dated September 28, 2001.  The company is cooperating with the SEC investigation, which relates to the UAP matters described above, as well as other aspects of the company’s financial statements, including the level and application of certain of the company’s reserves.

Liquidity and Capital Resources

Sources of Liquidity and Capital

The company’s primary financing objective is to maintain a conservative balance sheet that provides the flexibility to pursue its growth objectives.  The company uses short-term debt and its accounts receivable securitization program to finance increases in its trade working capital (accounts receivable plus inventory, less accounts payable, accrued expenses and advances on sales) needs and a combination of equity and long-term debt to finance both its base trade working capital needs and its noncurrent assets.

As part of its accounts receivable securitization program, the company enters into certain agreements to sell interests in pools of eligible trade accounts receivable.  As of the end of the first quarter of fiscal 2004, the existing programs allowed the company to fund up to $500 million of receivables at any one time.  The

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Item 2. Management’s Discussion and Analysis

accounts receivable are sold without recourse at a discount, and this cost is included in selling, general and administrative expenses.  Because these accounts receivable are sold without recourse to unrelated third parties, accounts receivable balances sold are excluded from the company’s consolidated financial statements.  As of the end of the first quarter of fiscal 2004 and 2003, accounts receivable sold totaled $420 million and $550 million, respectively.  The ability to sell accounts receivable is, in part, dependent upon the credit quality of the underlying accounts receivable.  Although not anticipated by the company’s management, deterioration of the credit quality of accounts receivable could impact the company’s ability to sell receivables under this program.  If the company were unable to obtain funds through its receivables program, the company would source its liquidity needs through additional borrowings under its commercial paper program.  The interest rates for commercial paper are generally between .05 and .10 percentage points higher than the implicit rate for the accounts receivable sales program.

Commercial paper borrowings (usually less than 30 days maturity) are reflected in the company’s consolidated balance sheets within notes payable.  The company maintains back-up bank lines of credit at least equal to outstanding commercial paper borrowings.  The company has never used these back-up lines of credit.  The company is in compliance with the credit agreements’ financial covenants.  Management believes the company will maintain its current debt credit rating for the foreseeable future, thus allowing the company’s continued issuance of commercial paper.  If the company were unable to access the short-term commercial paper market, the company would use its bank revolving credit facilities to provide liquidity.  The company has in place a short-term revolving credit facility of $550 million (expiring in May 2004) and a longer-term $1.05 billion revolving credit facility (expiring in May 2007) with major domestic and international banks.  The interest rates for the revolving credit facilities are generally .30 to .35 percentage points higher than the interest rates for commercial paper.

The company’s overall level of interest-bearing debt as of the end of the first quarter of fiscal year 2004 and 2003, totaled $6.0 billion and $7.3 billion, respectively.  This reduction reflects a reduction of $1.1 billion of short-term borrowings with proceeds of the sale of company’s fresh beef and pork operations, as well as scheduled payments of maturing debt of $208 million, partially offset by adjustments to the recorded fair value of certain debt which the company had hedged with interest rate swaps.

As of the end of the first quarter of fiscal 2004, the company had interest rate swaps outstanding with notional amounts totaling $2.5 billion.  Of the total, $2 billion of the interest rate swaps were used to effectively convert certain of the company’s fixed rate debt into floating rate debt.  The remaining $500 million of the company’s interest rate swaps were used to hedge certain of the company’s forecasted interest payments for floating rate debt for the period of 2005 through 2011.  Subsequent to the company’s first quarter of fiscal 2004, the company terminated all of the interest rate swaps in order to lock-in existing favorable interest rates.

Cash Flows

In the first quarter of fiscal 2004, the company generated $52 million of cash, which was the net impact of $228 million generated from continuing operations, $64 million used in investing activities, $126 million used in financing activities, and $14 million generated from the company’s discontinued chicken operations.

Cash generated from operating activities of continuing operations totaled $228 million in the first quarter of fiscal 2004 as compared to $1.0 billion used in the same period of the prior year.  The increased cash flow was primarily due to the company’s lower use of trade working capital (accounts receivable plus inventory, less accounts payable, accrued expenses and advances on sales) during the first quarter of fiscal 2004 as compared to the same period of fiscal 2003, due largely to the divestitures of the fresh beef and pork, canned seafood, and processed cheese operations.

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Item 2. Management’s Discussion and Analysis

Cash used in investing activities totaled $64 million in the first quarter of fiscal 2004, versus cash used in investing activities of $71 million in the same period of fiscal 2003.  Investing activities for the first quarter of fiscal 2004 consisted primarily of additions to property, plant and equipment under the company’s capital expenditure plans.

Cash used in financing activities totaled $126 million in the first quarter of fiscal 2004, as compared to cash provided of $962 million in the first quarter of fiscal 2003.  During the first quarter of fiscal 2003, the company increased its short-term borrowings in order to finance its higher levels of trade working capital.  During the first quarter of 2004, the net financing cash flows were primarily due to the company’s quarterly dividend payments of $131 million.

Management believes that cash flows from operations, existing credit facilities and access to capital markets will provide sufficient liquidity to meet its working capital needs, planned capital expenditures and payment of anticipated quarterly dividends.

Off-Balance Sheet Arrangements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN No. 46, Consolidation of Variable Interest Entities.  A variable interest entity (“VIE”) is an entity whose equity investors do not have a controlling financial interest or do not have sufficient equity at risk such that the entity cannot finance its own activities.  FIN No. 46 provides that VIEs shall be consolidated by the entity deemed to be the primary beneficiary of the VIE.  FIN No. 46 is immediately effective for VIEs created after January 31, 2003.  For VIEs created prior to February 1, 2003, FIN No. 46 is effective for the company in the second quarter of fiscal 2004.  The company is currently evaluating its relationship with unconsolidated entities (including all noncancelable leasing arrangements) which may meet the definition of a VIE.  To date, the company has not determined the impact, if any, on its financial statements from the adoption of FIN No. 46.

All future cash payments required under the company’s noncancelable leasing arrangements are reflected in the “contractual obligations” table in the “Obligations and Commitments” section below.

Obligations and Commitments

As part of its ongoing operations, the company enters into arrangements that obligate the company to make future payments under contracts such as lease agreements, debt agreements and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as “take-or-pay” contracts).  The unconditional purchase obligation arrangements are entered into by the company in its normal course of business in order to ensure adequate levels of sourced product are available to the company.  Of these items, capital lease and debt obligations, which total $5.8 billion, are currently recognized as liabilities in the company’s consolidated balance sheet.  Operating lease obligations and unconditional purchase obligations, which total $1.2 billion, are not recognized as liabilities in the company’s consolidated balance sheet in accordance with generally accepted accounting principles.

A summary of the company’s contractual obligations as of August 24, 2003 is as follows (including obligations of discontinued operations):

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Item 2. Management’s Discussion and Analysis

Payments Due by Period

(in millions) Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-Term Debt	$5,786.5	$520.4	$1,065.1	$509.1	$3,691.9
Lease Obligations	737.8	115.6	174.4	149.5	298.3
Purchase Obligations	435.3	147.4	160.3	62.1	65.5
Total Obligations	$6,959.6	$783.4	$1,399.8	$720.7	$4,055.7

As part of its ongoing operations, the company also enters into arrangements that obligate the company to make future cash payments only upon the occurrence of a future event (e.g., guarantee debt or lease payments of a third party should the third party be unable to perform).  In accordance with generally accepted accounting principles, the following commercial commitments are not recognized as liabilities in the company’s consolidated balance sheet.  A summary of the company’s commitments, including commitments associated with equity method investments, as of August 24, 2003 is as follows (there were no commitments associated with discontinued operations):

(in millions)	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Guarantees	$57.4	$6.0	$12.0	$18.2	$21.2
Other Commitments	7.6	3.8	3.6	.2	—
Total Commitments	$65.0	$9.8	$15.6	$18.4	$21.2

The company’s total commitments of $65 million include approximately $49 million in guarantees and other commitments the company has made on behalf of the company’s fresh beef and pork joint venture.

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

Trading Activities

The company accounts for certain contracts (e.g., “physical” commodity purchase/sale contracts and derivative contracts) at fair value.  The company considers a portion of these contracts to be its “trading” activities; specifically, those contracts that do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related amendment, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (collectively “SFAS No. 133”).  The table below summarizes the changes in trading assets and liabilities for the quarter ended August 24, 2003:

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Item 2. Management’s Discussion and Analysis

(in millions)
Net asset outstanding as of May 25, 2003, at fair value	$37.4
Contracts settled during the period (1)	(38.2)
Changes in fair value of contracts outstanding as of August 24, 2003 (2)	6.8
Changes attributable to changes in valuation techniques and assumptions	—
Net asset outstanding as of August 24, 2003, at fair value	$6.0

(1)                                  Includes contracts outstanding at May 25, 2003, and contracts entered into and settled during the period.

(2)                                  Includes option premiums paid and received.

The following table represents the fair value and scheduled maturity dates of such contracts outstanding as of August 24, 2003:

	Fair Value of Contracts as of August 24, 2003 net asset / (liability)
(in millions) Source of Fair Value	Maturity less than 1 year	Maturity 1 - 3 years	Total Fair Value
Prices actively quoted (i.e., exchange-traded contracts)	$17.9	$1.0	$18.9
Prices provided by other external sources (i.e., nonexchange-traded contracts)	(13.2)	.3	(12.9)
Prices based on other valuation models (i.e., non-exchange-traded contracts)	—	—	—

Total fair value	$4.7	$1.3	$6.0

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

Critical Accounting Policies

A discussion of the company’s critical accounting policies can be found in the “Management’s Discussion & Analysis” section of the company’s fiscal 2003 annual report on Form 10-K.  There have been no significant changes with respect to these policies during the company’s first quarter of fiscal 2004.

Recently Issued Accounting Standards

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities.  A variable interest entity (“VIE”) is an entity whose equity investors do not have a controlling financial interest or do

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Item 2. Management’s Discussion and Analysis

not have sufficient equity at risk such that the entity cannot finance its own activities.  FIN No. 46 provides that VIEs shall be consolidated by the entity deemed to be the primary beneficiary of the VIE.  FIN No. 46 is immediately effective for VIEs created after January 31, 2003.  For VIEs created prior to February 1, 2003, FIN No. 46 is effective for the company in the second quarter of fiscal 2004.  The company is currently evaluating its relationship with unconsolidated entities which may meet the definition of a VIE.  To date, the company has not determined the impact, if any, on its financial statements from the adoption of FIN No. 46.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 establishes standards for classification and measurement in the balance sheets for certain financial instruments which possess characteristics of both a liability and equity.  Generally, it requires classification of such financial instruments as a liability.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003.  For financial instruments in existence prior to May 31, 2003, SFAS No. 150 is effective for fiscal periods beginning after June 15, 2003 (i.e. the company’s second quarter of fiscal 2004).  The company believes that the adoption of SFAS No. 150 will have no impact on its financial statements.

In November 2002, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.  EITF Issue No. 00-21 provides guidance for revenue arrangements that involve the delivery or performance of multiple products or services where performance may occur at different points or over different periods of time.  EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 (i.e., the company’s second quarter of fiscal 2004).  The company does not expect the adoption of EITF Issue No. 00-21 to have a material impact on the company’s financial statements.

In May 2003, the EITF reached a consensus on EITF Issue No. 01-8, Determining Whether an Arrangement Contains a Lease.  The consensus requires a party to a service contract or similar arrangement to determine whether the arrangement is or includes a lease within the scope of SFAS No. 13, Accounting for Leases.  EITF Issue No. 01-8 is effective for arrangements entered into or modified after August 24, 2003 and is not expected to have a material impact on the company’s financial statements.

Related Party Transactions

A discussion of the company’s related party transactions may be found in the “Management’s Discussion & Analysis” section of the company’s fiscal 2003 annual report on Form 10-K.  There have been no material changes with respect to these transactions during the company’s first quarter of fiscal 2004.

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The principal market risks affecting the company are exposures to price fluctuations of commodity and energy inputs, interest rates and foreign currencies.  These fluctuations impact the trading business, which includes the commodity sourcing and merchandising functions, and the processing businesses, which represent the remaining businesses of the company.

Other than the changes noted below, there have been no material changes in the company’s market risk during the thirteen weeks ended August 24, 2003.  For additional information, refer to the subsection “Market Risk” in the “Management’s Discussion & Analysis” in Item 7 of the fiscal 2003 annual report on form 10-K.

Commodities – The company purchases commodity inputs such as wheat, corn, oats, soybean meal, soybean oil, energy and packaging materials to be used in its operations.  These commodities are subject to price fluctuations that may create price risk.  The company enters into commodity hedges to manage this price risk using physical forward contracts or derivative instruments.  ConAgra Foods has policies governing the hedging instruments its businesses may use.  These policies include limiting the dollar risk exposure for each of its businesses.  The company also monitors the amount of associated counter-party credit risk for all non-exchange-traded transactions.  In addition, the company purchases and sells certain commodities such as wheat, corn, cattle, hogs, soybeans, soybean meal, soybean oil, oats and energy in its trading operations.  The company’s trading activities are limited in terms of maximum dollar exposure and monitored to ensure compliance.

One measure of market risk exposure can be determined using sensitivity analysis.  Sensitivity analysis is the measurement of potential loss of fair value resulting from a hypothetical change of 10% in market prices.  Actual changes in market prices may differ from hypothetical changes.  In reality, as markets move, the company actively manages its risk and adjusts hedging strategies as appropriate.  This sensitivity analysis excludes the underlying commodity positions that are being hedged which have a high inverse correlation to price changes of the derivative commodity instrument.

Fair value was determined using quoted market prices and was based on the company’s net derivative position by commodity.  For the first quarter of fiscal 2004, the maximum potential loss of fair value resulting from a hypothetical change of 10% in market prices was $13.2 million based on the company’s net grains/food derivative positions at quarter end.  The maximum potential loss of fair value resulting from a hypothetical change of 10% in market prices related to the company’s net meat derivative positions at quarter end was not significant.  For the fiscal year ended May 25, 2003, the highest, lowest and average potential loss of fair value resulting from a hypothetical change of 10% in market prices was $38.2 million, $25.2 million and $32.8 million, respectively, based on the company’s net grains/food derivative positions at each quarter end during fiscal 2003.  The highest, lowest and average potential loss of fair value resulting from a hypothetical change of 10% in market prices was $17.1 million, $.1 million and $5.9 million, respectively, based on the company’s net meat derivative positions at each quarter end during fiscal 2003.

Interest Rate Risk

The company primarily uses interest rate swaps to manage the effect of interest rate changes on a portion of its existing debt and forecasted debt balances.  The company enters into such interest rate swaps to take advantage of low short-term rates, while continuing to maintain long-term financing.  As of August 24, 2003 and August 25, 2002 the fair value of the interest rate swap agreements recognized in prepaid expenses and other current assets was approximately $144 million and $145 million, respectively, while the fair value of interest rate swap agreements recognized in other accrued liabilities was approximately

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

$8 million and $0, respectively.  A one percentage point increase/decrease in interest rates would have decreased/increased the fair value of the interest rate swap agreements by approximately $36 million and $55 million as of August 24, 2003 and August 25, 2002, respectively.  The company’s interest rate swaps were liquidated subsequent to August 24, 2003 (see Note 10 to the condensed consolidated financial statements).

As of August 24, 2003 and August 25, 2002, the fair value of the company’s fixed rate debt was estimated at $6.3 billion and $6.7 billion, respectively, based on current market rates primarily provided by outside investment advisors.  As of August 24, 2003 and August 25, 2002, a one percentage point increase in interest rates would decrease the fair value of the company’s fixed rate debt by approximately $365 million and $410 million, respectively, while a one percentage point decrease in interest rates would increase the fair value of the company’s fixed rate debt by approximately $414 million and $470 million, respectively.  With respect to floating rate debt, a one percentage point change in interest rates would have impacted net interest expense by approximately $1.6 million and $3.4 million as of August 24, 2003 and August 25, 2002, respectively.

Foreign Operations – In order to reduce exposures related to changes in foreign currency exchange rates, the company may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of its processing and trading operations.  This activity primarily relates to hedging against foreign currency risk in purchasing inventory, capital equipment, sales of finished goods and future settlement of foreign denominated assets and liabilities.

One measure of market risk exposure can be determined using sensitivity analysis.  Sensitivity analysis is the measurement of potential loss of fair value resulting from a hypothetical change of 10% in exchange rates.  Actual changes in exchange rates may differ from hypothetical changes.  This sensitivity analysis excludes the underlying foreign denominated transactions that are being hedged which have a high inverse correlation to price changes of the derivative commodity instrument.

Fair value was determined using quoted exchange rates and was based on the company’s net foreign currency position.  For the first quarter of fiscal 2004, the maximum potential loss of fair value resulting from a hypothetical change of 10% in exchange rates was $10.2 million based on the company’s net foreign currency derivative positions at quarter end.  For the fiscal year ended May 25, 2003, the highest, lowest and average potential loss of fair value resulting from a hypothetical change of 10% in exchange rates was $26.8 million, $8.8 million and $18.1 million, respectively, based on the company’s net foreign currency derivative positions at each quarter end during fiscal 2003.

Item 4.  Controls and Procedures

The company carried out an evaluation under the supervision and with the participation of the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the company’s disclosure controls and procedures provide reasonable assurance that such disclosure controls and procedures are effective in timely providing them with material information relating to the company (including its consolidated subsidiaries) required to be included in the company’s periodic Securities and Exchange Commission filings. There were no significant changes in the company’s internal controls over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, such internal controls.

ConAgra Foods, Inc. and Subsidiaries

Part II – Other Information

Item 1.  Legal Proceedings

Not applicable.

Item 4.  Submission of Matters to a Vote of Securityholders

The company’s annual meeting of stockholders was held on September 25, 2003.  The stockholders elected four directors to serve three-year terms, ratified the appointment of Deloitte & Touche LLP to audit the company’s financial statements for fiscal 2004, and voted on three stockholder proposals as described in the company’s Proxy Statement filed for the company’s 2003 Annual Meeting of Stockholders.  The stockholder proposal with respect to genetically engineered food and the stockholder proposal with respect to stock option plan changes received affirmative votes of less than the majority of the shares at the meeting entitled to vote thereon, and the stockholder proposal with respect to the stockholder rights plan received affirmative votes in excess of the majority of the shares at the meeting and entitled to vote thereon.  The Certificate of the Inspector of Election reporting the vote of stockholders at the meeting is attached hereto as Exhibit 99.1 and incorporated herein by reference.

ConAgra Foods, Inc. and Subsidiaries

Part II – Other Information

Item 5.  Other Information

On September 25, 2003, the company’s Board of Directors authorized a 5.1% increase in the company’s common stock dividend and declared a quarterly common stock cash dividend of $.26 per share, payable December 1, 2003, to stockholders of record October 31, 2003.  The prior quarterly dividend was $.2475 per share.  The new indicated annual dividend rate is $1.04 per share, an increase of $.05 per share.

Item 6.  Exhibits and Reports on Form 8-K

(A)         Exhibits

12	Statement regarding computation of ratio of earnings to fixed charges

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificates

99.1	Certificate of Inspector of Election

(B)           Reports on Form 8-K

The company filed a Current Report on Form 8-K dated September 18, 2003, with respect to an announcement on earnings for the quarter ended August 24, 2003.

ConAgra Foods, Inc. and Subsidiaries

Part II – Other Information

CONAGRA FOODS, INC.

By:

/s/ James P. O’Donnell

James P. O’Donnell
Executive Vice President,
Chief Financial Officer and
Corporate Secretary

By:

/s/ Dwight J. Goslee

Dwight J. Goslee
Executive Vice President,
Operations Control and
Development

By:

/s/ Jay D. Bolding
Jay D. Bolding
Senior Vice President, Controller

Dated this 3rd day of October, 2003.

ConAgra Foods, Inc. and Subsidiaries

Exhibit Index

EXHIBIT	DESCRIPTION	PAGE

12	Statement regarding computation of ratio of earnings to fixed charges	33

31.1	Section 302 Certificate of Chief Executive Officer	34

31.2	Section 302 Certificate of Chief Financial Officer	35

32.1	Section 906 Certificates	36

99.1	Certificate of Inspector of Election	37