Form 10-Q
period 2003-11-23
CONAGRA FOODS INC /DE/
filed 2004-01-05
CIK 23217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 23, 2003
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

Yes     ☒     No     ☐

Number of shares outstanding of issuer’s common stock, as of December 21, 2003, was 536,905,386.

Part I – Financial Information

Item 1. Condensed Consolidated Financial Statements

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions except per share amounts)

(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	November 23, 2003	November 24, 2002	November 23, 2003	November 24, 2002

Net sales	$3,872.8	$4,450.8	$7,168.4	$9,892.8
Costs and expenses:
Cost of goods sold	2,964.9	3,529.4	5,565.6	8,130.3
Selling, general and administrative expenses	486.5	534.2	958.5	1,003.8
Interest expense, net	68.2	70.0	133.9	153.0
	3,519.6	4,133.6	6,658.0	9,287.1
Equity method investment earnings	16.3	7.4	27.5	15.3
Income from continuing operations before income taxes and cumulative effect of changes in accounting	369.5	324.6	537.9	621.0
Income tax expense	129.8	116.2	129.4	224.7

Income from continuing operations before cumulative effect of changes in accounting	239.7	208.4	408.5	396.3

Income from discontinued operations, net of tax	30.4	27.4	68.2	63.2

Cumulative effect of changes in accounting	—	—	(11.7)	3.9

Net income	$270.1	$235.8	$465.0	$463.4

Earnings per share—basic

Income from continuing operations before cumulative effect of changes in accounting	$.45	$.39	$.77	$.75
Income from discontinued operations	.06	.06	.13	.12
Cumulative effect of changes in accounting	—	—	(.02)	.01

Net income	$.51	$.45	$.88	$.88

Earnings per share—diluted
Income from continuing operations before
cumulative effect of changes in accounting	$.45	$.38	$.76	$.74
Income from discontinued operations	.06	.06	.13	.12
Cumulative effect of changes in accounting	—	—	(.02)	.01

Net income	$.51	$.44	$.87	$.87

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	November 23, 2003	November 24, 2002	November 23, 2003	November 24, 2002

Net income	$270.1	$235.8	$465.0	$463.4

Other comprehensive income (loss), net of tax:
Derivative adjustment	6.2	(5.6)	22.6	14.4
Currency translation adjustment	20.2	(3.7)	38.8	5.6

Comprehensive income	$296.5	$226.5	$526.4	$483.4

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(dollars in millions)

(unaudited)

	November 23, 2003	May 25, 2003	November 24, 2002
ASSETS

Current assets
Cash and cash equivalents	$26.7	$628.6	$26.2
Divestiture proceeds receivable	865.5	—	—
Receivables, less allowance for doubtful accounts of $34.7, $35.3 and $48.9	1,149.6	826.7	1,120.4
Inventories	3,235.3	2,471.8	3,283.6
Prepaid expenses and other current assets	356.9	672.0	639.1
Current assets of discontinued operations	138.4	1,460.5	1,655.8
Total current assets	5,772.4	6,059.6	6,725.1

Property, plant and equipment	5,390.6	5,194.8	5,154.0
Less accumulated depreciation	(2,727.4)	(2,489.8)	(2,419.4)
Property, plant and equipment, net	2,663.2	2,705.0	2,734.6

Goodwill	3,811.0	3,810.8	3,811.9
Brands, trademarks and other intangibles, net	825.6	824.3	859.2
Other assets	1,452.3	1,144.9	1,208.7
Noncurrent assets of discontinued operations	8.2	526.8	643.5
	$14,532.7	$15,071.4	$15,983.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Notes payable	$106.3	$4.7	$586.7
Current installments of long-term debt	324.1	508.7	508.6
Accounts payable	1,220.9	819.9	1,128.3
Advances on sales	225.6	112.0	153.4
Other accrued liabilities	1,533.9	1,403.4	1,494.2
Current liabilities of discontinued operations	121.4	954.7	897.5
Total current liabilities	3,532.2	3,803.4	4,768.7

Senior long-term debt, excluding current installments	4,209.0	4,632.2	4,560.1
Subordinated debt	756.9	763.0	760.4
Preferred securities of subsidiary company	175.0	175.0	175.0
Other noncurrent liabilities	961.2	1,058.9	1,106.0
Noncurrent liabilities of discontinued operations	0.1	17.2	32.1
Total liabilities	9,634.4	10,449.7	11,402.3

Commitments and contingencies (Note 8)
Common stockholders’ equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 565,721,475, 565,617,169 and 565,603,923	2,828.6	2,828.1	2,828.0
Additional paid-in capital	734.7	725.7	740.3
Retained earnings	2,254.7	2,080.5	2,030.6
Accumulated other comprehensive loss	(98.0)	(159.4)	(132.5)
Less treasury stock, at cost, common shares 29,106,997, 28,851,930 and 28,920,492	(690.8)	(686.4)	(687.3)
	5,029.2	4,788.5	4,779.1
Less unearned restricted stock and value of 5,700,217, 7,428,088 and 8,012,004 common shares held in Employee Equity Fund	(130.9)	(166.8)	(198.4)
Total common stockholders’ equity	4,898.3	4,621.7	4,580.7
	$14,532.7	$15,071.4	$15,983.0

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Twenty-six weeks ended
	November 23, 2003	November 24, 2002
Cash flows from operating activities:
Net income	$465.0	$463.4
Income from discontinued operations	(68.2)	(63.2)
Income from continuing operations	396.8	400.2
Adjustments to reconcile income from continuing operations to operating activities:
Depreciation and amortization	173.9	196.1
(Gain)/loss on sale of fixed assets	(1.4)	3.7
Cumulative effect of changes in accounting	11.7	(3.9)
Other noncash items (includes postretirement benefits)	49.3	95.8
Change in operating assets and liabilities before effects of business acquisitions and dispositions	(319.2)	(609.9)
Net cash flows from operating activities	311.1	82.0

Cash flows from investing activities:
Additions to property, plant and equipment	(155.4)	(172.3)
Sale of businesses and property, plant and equipment	11.5	619.3
Notes receivable and other items	9.4	(1.1)
Net cash flows from investing activities	(134.5)	445.9

Cash flows from financing activities:
Net short-term borrowings	101.6	580.4
Repayment of long-term debt	(502.4)	(214.8)
Changes in amounts sold under the accounts receivable securitization, net	(6.1)	(255.5)
Cash dividends paid	(262.1)	(247.7)
Other items	17.6	27.6
Net cash flows from financing activities	(651.4)	(110.0)

Net cash used in discontinued operations	(127.1)	(549.6)

Net change in cash and cash equivalents	(601.9)	(131.7)
Cash and cash equivalents at beginning of period	628.6	157.9
Cash and cash equivalents at end of period	$26.7	$26.2

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 23, 2003

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

Stock-Based Compensation — The company has stockholder approved stock option plans which provide for granting of options to employees for purchase of common stock at prices equal to the fair market value at the time of grant.  The company accounts for its employee stock option plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.  Accordingly, no stock-based compensation expense is reflected in net income, as options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant.  The company also issues stock under various stock-based compensation arrangements approved by stockholders including restricted stock, phantom stock and stock issued in lieu of cash bonuses.  The value of restricted and phantom stock, equal to fair market value at the time of grant, is amortized as compensation expense over the vesting period.  Stock issued in lieu of cash bonuses is recognized as compensation expense as earned.

The following table provides required pro forma information regarding net income and earnings per share assuming the company recognized expense for its employee stock options using the fair value method.  The fair value of options was estimated at the date of the grant using the Black-Scholes option pricing model.  Pro forma net income and earnings per share are as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	November 23, 2003	November 24, 2002	November 23, 2003	November 24, 2002

Net income, as reported	$270.1	$235.8	$465.0	$463.4
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(4.2)	(5.2)	(8.8)	(9.7)
Pro forma net income	$265.9	$230.6	$456.2	$453.7

Earnings per share:

Basic earnings per share – as reported	$.51	$.45	$.88	$.88
Basic earnings per share – pro forma	$.50	$.44	$.86	$.86

Diluted earnings per share – as reported	$.51	$.44	$.87	$.87
Diluted earnings per share – pro forma	$.50	$.44	$.86	$.86

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 23, 2003

(columnar dollars in millions except per share amounts)

Comprehensive Income — Comprehensive income includes net income, currency translation adjustments, certain derivative-related activity and changes in the minimum pension liability.  The company deems its foreign investments to be permanent in nature and does not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars.

The income tax impact related to the net derivative adjustment of other comprehensive income for the thirteen and twenty-six weeks ended November 23, 2003 was a decrease of $3.8 million and $13.9 million, respectively, and for the thirteen and twenty-six weeks ended November 24, 2002 was an increase of $3.4 million and a decrease of $8.8 million, respectively.  During the thirteen and twenty-six weeks ended November 23, 2003 and November 24, 2002, there was no change in the company’s minimum pension liability.

Reclassifications — During the fourth quarter of fiscal 2003, the company committed to a plan to sell its chicken business.  Accordingly, the company removed the chicken business results from the Meat Processing reporting segment and now reflects the chicken business results as discontinued operations for all periods presented.  On October 30, 2003, the company announced an agreement to sell its U.S. and Canadian crop inputs business (“UAP North America”) and is in the process of disposing of the remaining businesses of its Agricultural Products segment (“UAP International”).  Accordingly, the company now reflects the results of the entire Agricultural Products segment as discontinued operations for all periods presented.  On November 23, 2003, the company completed the sales of the chicken business and UAP North America.

On September 19, 2002 (during the company’s fiscal 2003 second quarter), the company sold a controlling interest in its fresh beef and pork operations to a joint venture led by outside investors.  As a result of this transaction, the company reports its share of the earnings associated with its minority ownership of the joint venture as equity method investment earnings.

Accounting Changes — Effective May 26, 2003, the company adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, which requires the company to recognize the fair value of a liability associated with the cost the company is legally obligated to incur in order to retire an asset at some point in the future.  The associated asset retirement costs are capitalized as part of the carrying amount of the associated long-lived asset.  Over time, the liability will increase, reflecting the accretion of the obligation from its present value to the amount the company will pay to extinguish the liability, and the capitalized asset retirement costs will be depreciated over the useful life of the related assets.  Application of this new accounting standard resulted in a cumulative effect of an accounting change that decreased net income by $11.7 million (net of taxes of $7.2 million), or $.02 per diluted share in the first quarter of fiscal 2004.  This also resulted in the company recognizing an asset retirement obligation of $22.4 million in other noncurrent liabilities and increasing property, plant and equipment, net by $3.5 million.  The majority of the company’s asset retirement obligations relate to various contractual obligations for restoration of leased assets at the end of lease terms.  There have been no significant changes in the company’s asset retirement obligations for the thirteen week period ended November 23, 2003.

If SFAS No. 143 would have been in effect in the first and second quarters of fiscal 2003, net income for those periods would not have been materially different from that which was previously reported.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 23, 2003

(columnar dollars in millions except per share amounts)

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

Recently Issued Accounting Pronouncements — In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN No. 46, Consolidation of Variable Interest Entities.  A variable interest entity (“VIE”) is an entity whose equity investors do not have a controlling financial interest or do not have sufficient equity at risk such that the entity cannot finance its own activities.  FIN No. 46 provides that VIEs shall be consolidated by the entity deemed to be the primary beneficiary of the VIE.  FIN No. 46 is immediately effective for VIEs created after January 31, 2003.  The FASB has deferred the effective date for applying the provisions of FIN No. 46 for certain VIEs created prior to February 1, 2003 to the company’s third quarter of fiscal 2004 and certain others until the company’s fourth quarter of fiscal 2004.  The company is currently evaluating its relationship with unconsolidated entities which may meet the definition of a VIE.  To date, the company has not determined the impact, if any, on its financial statements from the adoption of FIN No. 46.

The company adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective August 25, 2003.  SFAS No. 150 establishes standards for classification and measurement in the balance sheets for certain financial instruments which possess characteristics of both a liability and equity.  The adoption of SFAS No. 150 resulted in the classification of distributions on the securities of ConAgra Capital, L.C., an indirectly controlled subsidiary of the company, of approximately $2 million as interest expense for the second quarter of fiscal 2004.  These distributions are included in selling, general and administrative expenses in the company’s condensed consolidated statement of earnings in all prior periods presented.

In November 2002, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.  EITF Issue No. 00-21 provides guidance for revenue arrangements that involve the delivery or performance of multiple products or services where performance may occur at different points or over different periods of time.  EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The company adopted EITF Issue No. 00-21 effective August 25, 2003.  The adoption did not have a material impact on the company’s financial statements.

In May 2003, the EITF reached a consensus on EITF Issue No. 01-8, Determining Whether an Arrangement Contains a Lease.  The consensus requires a party to a service contract or similar arrangement to determine whether the arrangement is or includes a lease within the scope of SFAS No. 13, Accounting for Leases.  EITF Issue No. 01-8 is effective for the company for arrangements entered into or modified after August 24, 2003 and has not resulted in a material impact on the company’s financial statements.

2.                                      Discontinued Operations

During the fourth quarter of fiscal 2003, the company committed to a plan to sell its chicken business and subsequently announced on June 9, 2003, its agreement to sell the chicken business to Pilgrim’s Pride Corporation.  On October 30, 2003, the company announced an agreement to

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 23, 2003

(columnar dollars in millions except per share amounts)

sell UAP North America to Apollo Management L.P., and is in the process of disposing of UAP International.  Accordingly, the company now reflects the results of its chicken business and the entire Agricultural Products segment as discontinued operations for all periods presented.  On November 23, 2003, the company completed the sales of the chicken business and UAP North America.

During the second quarter of fiscal 2004, the company wrote-down certain long-lived assets of UAP International by $9.7 million in order to reflect the value of these assets at their fair value, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Summary results of operations of the Agricultural Products segment and the chicken business included within discontinued operations are as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	November 23, 2003	November 24, 2002	November 23, 2003	November 24, 2002

Net sales	$1,579.8	$1,584.1	$3,241.5	$3,265.9

Long-lived asset impairment charge	(9.7)	—	(9.7)	—
Income (loss) from operations of discontinued operations before income taxes	76.6	44.5	137.5	102.0
Loss on disposal of businesses	(16.0)	—	(16.0)	—
Income before income taxes	60.6	44.5	121.5	102.0

Income tax expense	30.2	17.1	53.3	38.8

Income from discontinued operations, net of tax	$30.4	$27.4	$68.2	$63.2

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 23, 2003

(columnar dollars in millions except per share amounts)

The assets and liabilities of the Agricultural Products segment and chicken business as of November 23, 2003, May 25, 2003, and November 24, 2002 are as follows:

	November 23, 2003	May 25, 2003	November 24, 2002

Receivables, less allowance for doubtful accounts	$79.1	$254.9	$662.3
Inventories	54.2	1,012.6	979.6
Prepaid expenses and other current assets	5.1	193.0	13.9
Current assets of discontinued operations	$138.4	$1,460.5	$1,655.8

Property, plant and equipment, net	$6.1	$477.9	$549.9
Goodwill and other intangibles	—	34.8	72.2
Other assets	2.1	14.1	21.4
Noncurrent assets of discontinued operations	$8.2	$526.8	$643.5

Notes payable	$23.7	$22.2	$21.1
Accounts payable	84.9	519.3	652.9
Other accrued liabilities and advances on sales	12.8	413.2	223.5
Current liabilities of discontinued operations	$121.4	$954.7	$897.5

Long-term debt	$—	$17.0	$17.0
Other noncurrent liabilities	0.1	0.2	15.1
Noncurrent liabilities of discontinued operations	$0.1	$17.2	$32.1

The company’s UAP North America operation has a fiscal year end of February, while the company’s consolidated year end is May.  Historically the results of UAP North America have been reflected in the company’s consolidated results on a three month “lag” (e.g., UAP North America’s results for June through August are included in the company’s consolidated results for the period September through November).  With the disposition of UAP North America on November 23, 2003, UAP North America’s results for the three months ending November 23, 2003, a net of tax loss of approximately $22 million, were recorded directly to retained earnings at November 23, 2003.  This net of tax loss would normally have been recognized in the company’s fiscal 2004 consolidated third quarter income statement, absent the disposition.

Summary results of the divested UAP North America operation for the three-month period recorded directly to retained earnings (and comparable prior year amounts) are as follows:

	Thirteen weeks ended
	November 23, 2003	November 24, 2002
Net sales	$323.8	$305.1
Net loss	$(22.0)	$(19.6)

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 23, 2003

(columnar dollars in millions except per share amounts)

3.                                      Divestitures

On November 23, 2003, the company completed the sale of its chicken business to Pilgrim’s Pride Corporation (the “chicken business divestiture”).  The company received $301 million of cash and 25.4 million shares of Pilgrim’s Pride Class A common stock valued at $246.1 million.  The cash proceeds were received on November 24, 2003, the first day of the company’s third quarter, and are therefore reflected as divestiture proceeds receivable within the company’s balance sheet.  The common stock received is contractually restricted, such that the company cannot sell any portion of the shares for a period of one year from the date of the chicken business divestiture.  After one year, up to 8.47 million shares may be sold.  The remaining shares can be sold in future periods, but no more than 8.47 million shares may be sold in any twelve-month period.  With the consent of Pilgrim’s Pride Corporation, these trading restrictions may be waived.  The fair value of the Pilgrim’s Pride Class A common stock is based on an independent valuation received by the company and is reflective of the common stock’s trading restrictions.  The common stock investment is included in the company’s balance sheet within other assets.

The final sales price of the chicken business is subject to a purchase price adjustment based on determination of the final net assets sold, which is expected to occur in the last half of fiscal 2004.

On November 23, 2003, the company completed the sale of UAP North America to Apollo Management, L.P. (“Apollo”).  The company received $503 million of cash, $60 million of Series A redeemable preferred stock of UAP Holdings (the “UAP Preferred Securities”), and $61 million in the form of a receivable from Apollo which will be paid in the last half of fiscal 2004.  The cash proceeds were received on November 24, 2003, the first day of the company’s third quarter, and are therefore included in divestiture proceeds receivable within the company’s balance sheet, along with the $61 million receivable from Apollo.  The UAP Preferred Securities contain a payment-in-kind dividend of 8% for the first five years, 9% for year six, and 10% for years seven through nine.  The UAP Preferred Securities must be redeemed in December 2012.  The preferred securities may be redeemed earlier at UAP Holding’s option, at the company’s option in the event of a change of control and are required to be redeemed upon Apollo’s sale of its UAP Holding’s common stock.  Any redemption would be subject to the terms of UAP Holding’s current material financing agreements.  Based on an independent valuation received by the company, the fair value of the UAP Preferred Securities was estimated to approximate their face value.  The UAP Preferred Securities investment is included in the company’s balance sheet within other assets.

As part of the disposition of UAP North America, the company recognized a loss of approximately $16 million, which is included in the company’s results from discontinued operations.  The final sales price of UAP North America is subject to a purchase price adjustment based on determination of the final net assets sold, which is expected to occur in the second half of fiscal 2004.

On September 19, 2002, the company completed a strategic transaction in which it sold a controlling interest in its fresh beef and pork operations to a joint venture led by Hicks, Muse, Tate & Furst Incorporated (the “fresh beef and pork divestiture”).  Outside investors own 55% of the joint venture, and the company owns the remaining 45%.

The fresh beef operations sold to the joint venture include a beef processing business as well as a cattle feeding business.  The purchase price associated with the cattle feeding business was

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 23, 2003

(columnar dollars in millions except per share amounts)

financed entirely by the company with cattle feeding-related notes receivable.  Total cattle feeding-related notes receivable were approximately $358 million as of November 23, 2003, due to the joint venture’s borrowings under a $350 million secured line of credit and a $30 million 8% secured promissory note issued by the joint venture.  The cattle feeding-related notes receivable, which are collateralized by the cattle, feedlots and other assets of the cattle feeding business, mature in September 2004, and can be extended by the company for a period of at least 18 months under certain circumstances.

As part of the fresh beef and pork divestiture the company purchased $150 million of 12.5% senior subordinated notes issued by a subsidiary of the joint venture, which effectively reduced the amount of cash received.  The company sold $120 million of these notes in March 2003 and sold the remaining $30 million of notes during the second quarter of fiscal 2004.  The company’s statement of earnings was not materially impacted by the sale of the notes.

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

The company’s unaudited pro forma results of operations for the twenty-six weeks ended November 24, 2002, assuming the sale of its fresh beef and pork operations to the joint venture occurred as of the beginning of fiscal 2003, are as follows:

Twenty-six weeks ended November 24, 2002

Net sales	$7,435.0
Net income	447.6
Earnings per share – diluted	.84

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

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 23, 2003

(columnar dollars in millions except per share amounts)

Goodwill by reporting segment was as follows:

	November 23, 2003	May 25, 2003	November 24, 2002
Packaged Foods	$3,770.4	$3,766.6	$3,769.1
Food Ingredients	40.6	44.2	42.8
	$3,811.0	$3,810.8	$3,811.9

Other identifiable intangible assets were as follows:

	November 23, 2003		May 25, 2003		November 24, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$794.2	$—	$791.6	$—	$825.6	$—
Amortizing intangible assets	40.5	9.1	38.8	6.1	39.3	5.7
Total	$834.7	$9.1	$830.4	$6.1	$864.9	$5.7

Non-amortizing intangible assets are primarily comprised of the company’s brands/trademarks.  Amortizing intangible assets, carrying a weighted average life of approximately 15 years, are principally comprised of licensing arrangements and customer lists.  Based on amortizing assets recognized in the company’s balance sheet as of November 23, 2003, amortization expense for each of the next five years is estimated to approximate $3 million.

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

During the second quarter of fiscal 2004, the company closed out all $2.5 billion of its interest rate swap agreements in order to lock-in existing favorable interest rates.  These interest rate swap agreements were previously put in place as a strategy to hedge interest costs associated with long-term debt.  For financial statement and tax purposes the proceeds received upon termination of the interest rate swap agreements will be recognized over the term of the debt instruments originally hedged.  Consequently, the company’s interest expense, primarily in fiscal 2004 through 2008, will continue to reflect the locked-in interest rates.

Of the $2.5 billion interest rate swaps closed out in the second quarter of fiscal 2004, $2 billion of the interest rate swaps had been used to effectively convert certain of the company’s fixed rate debt into floating rate debt.   These interest rate swaps were accounted for as fair value hedges and resulted in no recognition of ineffectiveness in the income statement as the interest rate swaps’ provisions matched the applicable provisions of the hedged debt.  The remaining $500 million of the company’s interest rate swaps had been used to hedge certain of the company’s forecasted interest payments on floating rate debt for the period from 2005 through 2011.  These interest rate swaps were accounted for as cash flow hedges with gains and losses deferred in accumulated other comprehensive income,

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 23, 2003

(columnar dollars in millions except per share amounts)

to the extent the hedge was effective.  Any ineffectiveness associated with the interest rate swaps was immediately recognized in earnings within interest expense.

The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities.  As of November 23, 2003 and November 24, 2002, the fair value of derivatives recognized within prepaid expenses and other current assets was $51.1 million and $206.4 million, respectively, while the amount recognized within other accrued liabilities was $16.7 million and $30.7 million, respectively.  As of November 23, 2003 and November 24, 2002, the fair value of derivative assets and liabilities recognized in discontinued operations was not significant.

For the thirteen and twenty-six week periods ended November 23, 2003 and November 24, 2002, the ineffectiveness associated with derivatives designated as cash flow and fair value hedges was not significant.  Hedge ineffectiveness is recognized within net sales, cost of goods sold or interest expense, depending on the nature of the hedge.  The company does not exclude any component of the hedging instrument’s gain or loss when assessing effectiveness.

Generally, the company hedges a portion of its anticipated consumption of commodity inputs for periods of up to 12 months.  The company may enter into longer-term hedges on particular commodities if deemed appropriate.  As of November 23, 2003, the company had hedged certain portions of its anticipated consumption of commodity inputs through March 2005.

As of November 23, 2003 and November 24, 2002, the amount recognized in accumulated other comprehensive income was not significant.  The company anticipates a gain of $9.0 million, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings over the next 12 months.  The company anticipates a loss of $9.9 million, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings subsequent to the next 12 months.  For the thirteen and twenty-six weeks ended November 23, 2003, an immaterial amount was transferred from accumulated other comprehensive income into income from continuing operations.  For the thirteen weeks ended November 24, 2002, the amount transferred from accumulated other comprehensive income into income from continuing operations was not significant.  For the twenty-six weeks ended November 24, 2002, a net of tax $7.5 million loss was transferred from accumulated other comprehensive income into income from continuing operations.  For the thirteen and twenty-six weeks ended November 23, 2003, and November 24, 2002, an immaterial amount was transferred from accumulated other comprehensive income into income from discontinued operations.

For the thirteen and twenty-six week period ended November 23, 2003, the company did not discontinue any fair value hedges, but recognized a $4.2 million net of tax gain within discontinued operations related to discontinued cash flow hedges that were no longer probable of occurring as a result of the chicken business divestiture.  For the thirteen and twenty-six week period ended November 24, 2002, the company did not discontinue any material fair value hedges, but recognized a total of $4.5 million gain within sales and cost of goods sold related to discontinued cash flow hedges that were no longer probable of occurring as a result of the fresh beef and pork divestiture.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 23, 2003

(columnar dollars in millions except per share amounts)

6.                                      Earnings Per Share

The following table reconciles the net income and average share amounts used to compute both basic and diluted earnings per share:

	Thirteen weeks ended		Twenty-six weeks ended
	November 23, 2003	November 24, 2002	November 23, 2003	November 24, 2002
Net income
Income from continuing operations before	$239.7	$208.4	$408.5	$396.3
cumulative effect of changes in accounting
Income from discontinued operations	30.4	27.4	68.2	63.2
Cumulative effect of changes in accounting	—	—	(11.7)	3.9
Net income	$270.1	$235.8	$465.0	$463.4

Earnings per share – basic
Weighted average shares outstanding – basic	530.7	528.5	530.4	528.1
Earnings per share – diluted
Weighted average shares outstanding – basic	530.7	528.5	530.4	528.1
Add shares contingently issuable upon exercise of stock options	1.1	2.4	1.3	2.6
Weighted average shares outstanding – diluted	531.8	530.9	531.7	530.7

7.                                      Inventories

The major classes of inventories are as follows:

	November 23, 2003	May 25, 2003	November 24, 2002
Raw materials and packaging	$1,686.6	$1,091.0	$1,636.2
Work in process	118.1	91.9	108.6
Finished goods	1,300.7	1,115.4	1,425.1
Other	129.9	173.5	113.7
	$3,235.3	$2,471.8	$3,283.6

8.                                      Contingencies

In fiscal 1991, the company acquired Beatrice Company (“Beatrice”).  As a result of the acquisition and the significant pre-acquisition contingencies of the Beatrice businesses and its former subsidiaries, the consolidated post-acquisition financial statements of the company reflect significant liabilities associated with the estimated resolution of these contingencies.  These include various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by the company.  The environmental proceedings include litigation and administrative proceedings involving Beatrice’s status as a potentially responsible party at 43 Superfund, proposed Superfund or state-equivalent sites; these sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants.  Beatrice has paid or is in the process of paying its liability share at 38 of these sites.  Adequate reserves for these matters have been established based on the company’s best estimate of its undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of Beatrice

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 23, 2003

(columnar dollars in millions except per share amounts)

and other potentially responsible parties and its experience in remediating sites.  The reserves for Beatrice environmental matters totaled $121.2 million as of May 25, 2003, a majority of which relates to the Superfund and state equivalent sites referenced above.  Expenditures for these matters are expected to occur over a period of 5 to 20 years.

The results for the first half of fiscal 2004 include litigation expense related to a choline chloride joint venture with E.I. du Pont Nemours and Co. (“DuPont”) that was sold in 1997.  Subsequent to the sale, civil antitrust lawsuits against DuPont, the company and the venture were filed in various federal and state courts.  In connection with the settlement of certain of these cases and the remaining civil actions, the company recorded a $25 million pre-tax charge against earnings in the first half of fiscal 2004 as an additional reserve for these matters.  The litigation expenses are considered general corporate expenses and do not effect segment operating results.

Currently, the company guarantees certain obligations primarily associated with leases of several of its equity method investees and divested businesses.  Most of these guarantees resulted from the company’s fresh beef and pork divestiture, the chicken business and UAP North America divestitures.  The leases have terms not exceeding 13 years and the maximum amount of future payments the company has guaranteed is approximately $99.1 million.  The company has also assigned a hog purchase contract to the beef and pork joint venture and the venture has indemnified the company for all liabilities under the contract.  The company has guaranteed the performance of the fresh beef and pork joint venture with respect to the hog purchase contract.  The hog purchase contract requires the fresh beef and pork joint venture to purchase a minimum of approximately 1.2 million hogs annually through 2014.  The contract stipulates minimum price commitments, based in part on market prices and, in certain circumstances, also includes price adjustments based on certain inputs.  The company does not have a significant liability established in its balance sheet for these arrangements as the company has determined that performance under the guarantees are not probable.

The company is party to a number of lawsuits and claims arising out of the operation of its business.  After taking into account liabilities recorded for all of the foregoing matters, management believes the ultimate resolution of such matters should not have a material adverse effect on the company’s financial condition, results of operations or liquidity.

9.                                      Business Segments

The company’s operations are aggregated into two reportable segments based on similar economic characteristics, nature of products and services offered, nature of production processes, the type or class of customer and distribution methods.  Packaged Foods includes the company’s shelf-stable, frozen and refrigerated foods, which are processed and packaged, and markets the food products in retail, deli and foodservice channels.  Food Ingredients includes the company’s basic ingredients and specialty ingredients operations.

On June 9, 2003, the company announced an agreement to sell its chicken business to Pilgrim’s Pride Corporation.  As such, beginning in the fourth quarter of fiscal 2003, the company began to classify all operations associated with its chicken processing business within discontinued operations.  Historically these operations were included in the company’s Meat Processing reporting segment.

As a result of the UAP North America divestiture and the anticipated divestiture of UAP International, the company reclassified all activity previously reflected in the Agricultural Products

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 23, 2003

(columnar dollars in millions except per share amounts)

reporting segment into discontinued operations for all periods presented.  As such, the company no longer has an Agricultural Products reporting segment.

On September 19, 2002 (during the company’s second quarter of fiscal 2003), the company sold a controlling interest in its fresh beef and pork operations to a joint venture led by outside investors (see Note 3 to the condensed consolidated financial statements).  As a result, the Meat Processing segment information includes beef and pork operating activity for the thirteen and twenty-six weeks ending November 24, 2002, but no activity for the thirteen and twenty-six weeks ended November 23, 2003.

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

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 23, 2003

(columnar dollars in millions except per share amounts)

	Thirteen weeks ended
	November 23, 2003	November 24, 2002
Sales to unaffiliated customers
Packaged Foods	$3,227.8	$3,294.9
Food Ingredients	645.0	649.5
Meat Processing	—	506.4
Total	$3,872.8	$4,450.8

Intersegment sales
Packaged Foods	$5.4	$8.5
Food Ingredients	118.0	130.3
Meat Processing	—	71.8
	123.4	210.6
Intersegment elimination	(123.4)	(210.6)
Total	$—	$—

Net sales
Packaged Foods	$3,233.2	$3,303.4
Food Ingredients	763.0	779.8
Meat Processing	—	578.2
Intersegment elimination	(123.4)	(210.6)
Total	$3,872.8	$4,450.8

Operating profit
Packaged Foods	$443.4	$455.9
Food Ingredients	57.1	47.1
Meat Processing	—	2.8
Total operating profit	500.5	505.8

General corporate expenses	79.1	118.6
Interest expense, net	68.2	70.0
Equity method investment earnings	16.3	7.4
Income taxes	129.8	116.2

Income from continuing operations before cumulative effect of changes in accounting	$239.7	$208.4

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 23, 2003

(columnar dollars in millions except per share amounts)

	Twenty-six weeks ended
	November 23, 2003	November 24, 2002
Sales to unaffiliated customers
Packaged Foods	$5,949.2	$6,183.9
Food Ingredients	1,219.2	1,240.2
Meat Processing	—	2,468.7
Total	$7,168.4	$9,892.8

Intersegment sales
Packaged Foods	$18.4	$15.8
Food Ingredients	235.3	313.9
Meat Processing	—	253.7
	253.7	583.4
Intersegment elimination	(253.7)	(583.4)
Total	$—	$—

Net sales
Packaged Foods	$5,967.6	$6,199.7
Food Ingredients	1,454.5	1,554.1
Meat Processing	—	2,722.4
Intersegment elimination	(253.7)	(583.4)
Total	$7,168.4	$9,892.8

Operating profit
Packaged Foods	$727.4	$809.0
Food Ingredients	87.8	85.7
Meat Processing	—	49.0
Total operating profit	815.2	943.7

General corporate expenses	170.9	185.0
Interest expense, net	133.9	153.0
Equity method investment earnings	27.5	15.3
Income taxes	129.4	224.7

Income from continuing operations before cumulative effect of changes in accounting	$408.5	$396.3

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

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 23, 2003

(columnar dollars in millions except per share amounts)

In September 2003, the company closed out all of its interest rate swap agreements in order to lock-in existing favorable interest rates.  These interest rate swap agreements were previously put in place as a strategy to hedge interest costs associated with long-term debt.  The termination of these interest rate swap agreements will generate capital gains which the company will recognize in its income tax returns over the next several years.  As a result of the expected termination of these interest rate swap agreements, the company determined as of the end of the first quarter of fiscal 2004 it was then more likely than not it would be able to realize the deferred tax assets associated with the capital loss carryforwards.  Accordingly, during the first half of fiscal 2004, the company recognized an income tax benefit of $47 million, which increased diluted earnings per share by $.09.

For financial statement and tax purposes the proceeds received upon termination of the interest rate swap agreements will be recognized over the term of the debt instruments originally hedged, primarily in fiscal 2004 through 2008.

As a result of the disposition of UAP North America during the second quarter of fiscal 2004, the company generated capital gains which will be recognized in the current year income tax return.  Accordingly, the company has determined it is more likely than not it will be able to realize additional deferred tax assets associated with the capital loss carryforwards generated in the fresh beef and pork divestiture.  As such, the company recognized an income tax benefit of $8.7 million during the second quarter of fiscal 2004, which increased diluted earnings per share by $.02.

Also in September 2003, the company reached an agreement with the Internal Revenue Service (“IRS”) with respect to the IRS’s examination of the company’s tax returns for fiscal years 1996 through 1999.  As a result of the favorable resolution of these matters, the company reduced income tax expense and the related provision for income taxes payable by $17 million, or $.03 per diluted share, during the first half of fiscal 2004.

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

Following is management’s discussion and analysis of the company’s operating results as well as liquidity and capital resources which should be read together with the company’s financial statements and related notes contained in this report.  Results for the thirteen and twenty-six week period ended November 23, 2003, are not necessarily indicative of results that may be attained in the future.

Fiscal 2004 Second Quarter Overview

ConAgra Foods is one of North America’s largest packaged food companies, serving consumer grocery retailers, as well as restaurants and other foodservice establishments.  Popular ConAgra Foods consumer brands include:  ACT II, Armour, Banquet, Blue Bonnet, Brown ‘N Serve, Butterball, Chef Boyardee, Cook’s, Crunch ‘n Munch, DAVID, Decker, Eckrich, Egg Beaters, Fleischmann’s, Gulden’s, Healthy Choice, Hebrew National, Hunt’s, Kid Cuisine, Knott’s Berry Farm, La Choy, Lamb Weston, Libby’s, Lightlife, Louis Kemp, Lunch Makers, MaMa Rosa’s, Manwich, Marie Callender’s, Orville Redenbacher’s, PAM, Parkay, Pemmican, Peter Pan, Reddi-wip, Rosarita, Ro*Tel, Slim Jim, Snack Pack, Swiss Miss, Van Camp’s, Wesson, Wolf, and many others.

During the second quarter of fiscal 2004, the company:

•                  recognized diluted earnings per share of $.51 as compared to $.44 in the same period of the prior year,

•                  experienced 5% sales growth in the company’s top 30 consumer brands, with several major brands posting double-digit sales growth,

•                  sold two significant non-core businesses - chicken processing and the U.S. and Canadian crop inputs businesses — completing a multi-year program of strategically reshaping the company,

•                  announced a $1 billion share repurchase program, and

•                  commenced the implementation of certain operational efficiency initiatives that will span the next several quarters which involve procurement, manufacturing, transportation, warehousing, administrative and other functions.

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Item 2. Management’s Discussion and Analysis

Recent Developments

Divestitures

On November 23, 2003, the company divested its chicken business and the U.S. and Canadian crop inputs business of United Agri Products (“UAP North America”).  These divestitures, combined with prior year divestitures of the company’s fresh beef and pork, canned seafood and cheese operations complete a multi-year program aimed at divesting the company’s significant non-core businesses in order to strategically reshape the company and focus the company’s capital on branded, value-added foods.  A small portion of UAP (“UAP International”) remains which the company anticipates will be sold within the next 12 months.

As part of its chicken business divestiture, the company received $301 million of cash and 25.4 million shares of Pilgrim’s Pride Class A common stock valued at $246.1 million.  The cash proceeds were received on November 24, 2003, the first day of the company’s third quarter, and are therefore included in divestiture proceeds receivable within the company’s balance sheet.  The common stock received is contractually restricted, such that the company cannot sell any portion of the shares for a period of one year from the date of the chicken business divestiture.  After one year, up to 8.47 million shares may be sold.  The remaining shares can be sold in future periods, but no more than 8.47 million shares may be sold in any twelve-month period.  With the consent of Pilgrim’s Pride Corporation, these trading restrictions may be waived.  The fair value of the Pilgrim’s Pride Class A common stock is based on an independent valuation received by the company and is reflective of the common stock’s trading restrictions.  The common stock investment is included in the company’s balance sheet within other assets.

The final sales price of the chicken business is subject to a purchase price adjustment based on determination of final net assets sold, which is expected to occur in the last half of fiscal 2004.

As part of its sale of UAP North America to Apollo Management, L.P. (“Apollo”), the company received $503 million of cash, $60 million of Series A redeemable preferred stock of UAP Holdings (the “UAP Preferred Securities”), and $61 million in the form of a note receivable from Apollo which will be paid in the last half of fiscal 2004.  The cash proceeds were received on November 24, 2003, the first day of the company’s third quarter, and are therefore included in divestiture proceeds receivable within the company’s balance sheet, along with the $61 million receivable from Apollo.  The UAP Preferred Securities contain a “payment-in-kind” dividend of 8% for the first five years, 9% for year six, and 10% for years seven through nine. The UAP Preferred Securities must be redeemed in December 2012.  The preferred securities may be redeemed earlier at UAP Holding’s option, at the company’s option in the event of a change of control and are required to be redeemed upon Apollo’s sale of its UAP Holding’s common stock.  Any redemption would be subject to the terms of UAP Holding’s current material financing agreements.  Based on an independent valuation received by the company, the fair value of the UAP Preferred Securities was estimated to approximate their face value.  The UAP Preferred Securities investment is included in the company’s balance sheet within other assets.

As part of the disposition of UAP North America, the company recognized a loss of approximately $16 million, which is included in the company’s results from discontinued operations.  The final sales price of UAP North America is subject to a purchase price adjustment based on determination of the final net assets sold, which is expected to occur in the last half of fiscal 2004.

As a result of the UAP North America divestiture and the anticipated divestiture of UAP International, the company reclassified all activity previously reflected in the Agricultural Products reporting segment into discontinued operations.  In the fourth quarter of fiscal 2003, the company began classifying all activity associated with its chicken processing business within discontinued operations.  As such, the company’s

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Item 2. Management’s Discussion and Analysis

discontinued operations now includes the historical results of all of the Agricultural Products segment and chicken processing, and will continue to reflect the ongoing activity of UAP International until its anticipated disposal within the next 12 months.

Operational Efficiency Initiatives

During the second quarter, the company began the implementation of certain operational efficiency initiatives.  These initiatives are intended to improve the company’s cost structure, margins and competitive position through the elimination of duplicative costs and overhead, consolidation of selected plants and support functions and realignment of businesses.  Costs associated with the implementation of such initiatives will be recognized as they are incurred and are expected to continue over the next several quarters.  During the second quarter, the company recognized charges associated with implementation of approximately $11 million, or $.01 per diluted share.  The company anticipates additional charges of approximately $50 million to $85 million, or $.06 to $.10 per diluted share, will be recognized during its third and fourth quarters of the current fiscal year.  These implementation costs are expected to be more than offset by incremental cost savings generated in the future.

Share Repurchase Program

On December 4, 2003, the company announced a $1 billion share repurchase program.  The share repurchase program began in late December of 2003 and is expected to result in the repurchase of approximately 40 million shares or about 7% of the company’s existing common stock, based on the market price of the company’s stock at the time of the buyback announcement.

Operating Results

Continuing Operations

Sales

Sales for the second quarter of fiscal 2004 were $3.9 billion, down $578 million, or 13%, from the same period in the prior year.  Prior year sales include $506 million from the divested fresh beef and pork business (divested in the second quarter of fiscal 2003) and $154 million from the divested canned seafood and cheese processing operations (divested in the fourth quarter of fiscal 2003).

Sales for the first half of fiscal 2004 were $7.2 billion, down $2.7 billion, or 28%, from the same period in the prior year.  Prior year sales include $2.5 billion from the divested fresh beef and pork business and $306 million from the divested canned seafood and cheese processing operations.

Packaged Foods sales for the second quarter were $3.2 billion, down $67 million, or 2%, compared to the same period in the prior year.  Prior year sales include $154 million from the divested canned seafood and cheese processing operations.  Overall, the Packaged Foods segment’s top 30 consumer brands, which represent almost two-thirds of the segment sales, grew 5% as a group, partly reflecting new marketing initiatives, new products, new unified sales force, product bundling and favorable consumer trends.  Several major brands posted double-digit sales growth, including Banquet, Chef Boyardee, Egg Beaters, PAM, Reddi-wip, Slim Jim and Snack Pack.  Several large brands posted sales declines, including ACT II, Armour, Butterball and Healthy Choice.  Packaged Foods sales volumes for the second quarter of fiscal 2004 decreased 3%, of which 2 percentage points of the decrease resulted from the canned seafood divestiture.

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Item 2. Management’s Discussion and Analysis

Packaged Foods sales for the first half of fiscal 2004 were $5.9 billion, down $235 million, or 4%, as compared to the same period in the prior year.  Prior year sales include $306 million resulting from the divested canned seafood and cheese processing operations.  Packaged Foods sales volumes for the first half of fiscal 2004 decreased 5%, of which 3 percentage points of the decrease resulted from the canned seafood divestiture.

Sales for the second quarter in the company’s Food Ingredients segment were $645 million, down 1% from the same period in the prior year, while sales volumes declined 3%.  Sales for the first half in the segment were $1.2 billion, down 2% as compared to the same period in the prior year, while sales volumes declined 3%.

Gross Profit

The company’s gross profit for the second quarter of fiscal 2004 was $908 million, a decrease of $14 million, or 1%, from the same period in the prior year.  Included in the prior year gross profit was $24 million associated with the divested canned seafood operation and $11 million associated with the divested fresh beef and pork operation.

The gross margin (gross profit as a percentage of net sales) for the second quarter of fiscal 2004 was 23% as compared to 21% for the same period in the prior year, as the company benefited significantly from the divestiture of the lower-margin fresh beef and pork operations.  Gross margins associated with the divested fresh beef and pork operations in the second quarter of the prior year approximated 2%, while gross margins associated with the divested canned seafood operations in the second quarter of the prior year approximated 18%.

Packaged Foods gross profit for the second quarter of fiscal 2004 was $800 million, a decrease of $18 million, or 2%, from the same period in the prior year.  Included in the prior year gross profit was $24 million associated with the divested canned seafood operation.  Gross margins remained flat year over year.

Food Ingredients gross profit for the second quarter of fiscal 2004 increased $16 million, or 17%, to $108 million reflecting better results from the Specialty Ingredients group’s dehydrated garlic and onion operations as well as increased volumes and margins in the Basic Ingredients group’s merchandising operations.  Gross margins increased to approximately 17% in the second quarter of fiscal 2004 as compared to 14% in the same quarter in the prior year.

Gross profit for the first half of fiscal 2004 was $1.6 billion, a decrease of $160 million, or 9%, as compared to the same period in the prior year.  Included in the prior year gross profit was $43 million associated with the divested canned seafood operation and $82 million associated with the divested fresh beef and pork operations.

The gross margin for the first half of fiscal 2004 was 22% as compared to 18% for the same period in the prior year, due to the same reasons cited in the second quarter discussion above.

Packaged Foods gross profit for the first half of fiscal 2004 decreased $86 million, or 6%, to $1.4 billion from the same period in the prior year.  Included in the prior year was $43 million associated with the divested canned seafood operation.  Gross margins remained flat year over year.

Food Ingredients gross profit for the first half of fiscal 2004 was $183 million, an increase of $8 million from the same period in the prior year.  Gross margins increased to 15% as compared to 14% in the prior year.

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Item 2. Management’s Discussion and Analysis

Selling, General and Administrative Expenses (includes general corporate expense)

Selling, general and administrative (“SG&A”) expenses totaled $487 million for the second quarter of fiscal 2004, down $48 million, or 9%, as compared to the same period in the prior year.  Included in the prior year SG&A expense, but not in the current year are expenses associated with the divested canned seafood operation and the divested fresh beef and pork operation totaling $45 million of which transaction costs of $27 million related to the beef and pork divestiture is included in general corporate expense for the fiscal 2003 second quarter.

SG&A expenses totaled $959 million for the first half of fiscal 2004, down $45 million, or 5%, as compared to the same period in the prior year.  The $45 million year-to-date decrease was primarily a result of the second quarter activity discussed in the paragraph above, as the first quarter’s SG&A expense was essentially flat as compared to the first quarter of fiscal 2003.  The first quarter benefited from the fresh beef and pork and canned seafood divestitures, however, this benefit was essentially offset by additional litigation reserves recognized in the first quarter related to a choline chloride joint venture with E.I. du Pont Nemours and Co. that was sold in 1997.  The adjustment to litigation reserves is included in general corporate expense for the first half of fiscal 2004.

Operating Profit (earnings before general corporate expense, net interest expense, equity method investment earnings, and income taxes)

Packaged Foods operating profit for the second quarter of fiscal 2004 decreased $13 million, or 3%, to $443 million as compared to the same period in the prior year.  Operating profit in the prior year but not in the current year includes $15 million resulting from the divested canned seafood and cheese processing operations.  In addition, the current year includes approximately $7 million of charges associated with the company’s cost saving initiatives discussed in the “Recent Developments” section above.  Operating profit reflects growth for several major brands and product lines, partly offset by lower profits for the branded consumer meat products categories — hot dogs, turkeys, and lunch meats — caused by competitive pressures on margins.

For the first half of the year, Packaged Foods operating profit was $727 million, compared with $809 million for the first half of last fiscal year; divested businesses contributed approximately $26 million of operating profit to the Packaged Foods segment in the first half of last fiscal year.

Food Ingredients operating profit for the second quarter of fiscal 2004 was $57 million, an increase of $10 million, or 21%, over the same period in the prior year.  The operating profit increase primarily resulted from improved results in the segment’s Specialty Ingredients group’s dehydrated garlic and onion operations as well as increased volumes and margins in the segment’s Basic Ingredients group’s merchandising operations.  Operating profits for the segment’s flour milling operations were essentially flat as compared to the same quarter in the prior year.

Food Ingredients operating profit for the first half of fiscal 2004 was $88 million, an increase of $2 million, or 3%, as compared to the first half of the prior year.  The current year operating profit includes approximately $4 million of charges associated with the company’s cost saving initiatives highlighted in the “Recent Developments” section above.

Equity Method Investment Earnings

Equity method investment earnings for the second quarter of fiscal 2004 were $16 million, compared with $7 million for the same quarter of the prior year, reflecting improved results from the company’s fresh

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Item 2. Management’s Discussion and Analysis

beef and pork equity investment.  First half results were $28 million, compared with $15 million for the same period in the prior year, primarily reflecting the company’s ownership of the fresh beef and pork equity investment for the entire first half of the current year but only part of the year in fiscal 2003.

Interest Expense, Net

Net interest expense for the second quarter of fiscal 2004 decreased $2 million, or 3%, as compared to the same period in fiscal 2003, primarily reflecting a decrease in the company’s average interest bearing debt.  Net interest expense for the first half of fiscal 2004 decreased $19 million, or 13%, reflecting a decrease in average interest bearing debt and increase in interest bearing assets.

During the second quarter of fiscal 2004, the company closed out all of its interest rate swap agreements in order to lock-in existing favorable interest rates.  These interest rate swap agreements were previously put in place as a strategy to hedge interest costs associated with long-term debt.  For financial statement and tax purposes the proceeds received upon termination of the interest rate swap agreements will be recognized over the term of the debt instruments originally hedged, primarily in fiscal 2004 through 2008.

Income Taxes

The effective tax rate was approximately 35% in the second quarter of fiscal 2004, as compared to an effective tax rate of 36% in the same period in the prior fiscal year.  For the first half of fiscal 2004, the effective tax rate was approximately 24%, as compared to an effective tax rate of approximately 36% for the first half of the prior year.

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

In September 2003, the company closed out all of its interest rate swap agreements in order to lock-in existing favorable interest rates.  These interest rate swap agreements were previously put in place as a strategy to hedge interest costs associated with long-term debt.  The termination of these interest rate swap agreements will generate capital gains which the company will recognize in its income tax returns over the next several years.  As a result of the expected termination of these interest rate swap agreements, the company determined as of the end of the first quarter of fiscal 2004 it was then more likely than not it would be able to realize the deferred tax assets associated with the capital loss carryforwards.  Accordingly, during the first half of fiscal 2004, the company recognized an income tax benefit of $47 million, which increased diluted earnings per share by $.09.

For financial statement and tax purposes the proceeds received upon termination of the interest rate swap agreements will be recognized over the term of the debt instruments originally hedged. Consequently, the company’s interest expense, primarily in fiscal 2004 through 2008, will continue to reflect the locked-in interest rates.

As a result of the disposition of UAP North America during the second quarter of fiscal 2004, the company generated capital gains which will be recognized in the current year income tax return.  Accordingly, the company determined it is more likely than not it will be able to realize additional deferred tax assets associated with the capital loss carryforwards generated in the fresh beef and pork divestiture.  As such, the company recognized an income tax benefit of $8.7 million during the second quarter of fiscal 2004, which increased diluted earnings per share by $.02.

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Item 2. Management’s Discussion and Analysis

Also in September 2003, the company reached an agreement with the Internal Revenue Service (“IRS”) with respect to the IRS’s examination of the company’s tax returns for fiscal years 1996 through 1999.  As a result of the favorable resolution of these matters, the company reduced income tax expense and the related provision for income taxes payable by $17 million, or $.03 per diluted share, during the first half of fiscal 2004.

Discontinued Operations

The company currently recognizes as discontinued operations the divested chicken processing and UAP North America operations, as well as the UAP International operations which are anticipated to be sold within 12 months.  Income from discontinued operations, net of tax, was $30 million in the second quarter of fiscal 2004, as compared to $27 million in the same period in the prior year.  The current year quarter includes $26 million ($23 million net of tax) of costs resulting from asset impairment charges and losses associated with the disposal of the applicable businesses.  During the first half of fiscal 2004, income from discontinued operations, net of tax, was $68 million as compared to $63 million in the same period in the prior year.

The company’s UAP North America operation has a fiscal year end of February, while the company’s consolidated year end is May.  As a result, historically the results of UAP North America have been reflected in the company’s consolidated results on a three month “lag” (e.g., UAP North America’s results for June through August are included in the company’s consolidated results for the period September through November).  With the disposition of UAP North America on November 23, 2003, UAP North America’s results for the three months ending November 23, 2003, a net of tax loss of approximately $22 million, was recorded directly to the company’s retained earnings at November 23, 2003.  This net of tax loss would normally have been recognized in the company’s fiscal 2004 consolidated third quarter income statement, absent the disposition.

Cumulative Effect of Changes in Accounting

Effective May 26, 2003, the company adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, resulting in a cumulative effect of accounting change that decreased net income by $11.7 million (net of taxes of $7.2 million), or $.02 per diluted share in the first half of fiscal 2004.

The company adopted SFAS No. 142, Goodwill and Other Intangible Assets, at the beginning of fiscal 2003 resulting in a cumulative effect of an accounting change that increased net income by $3.9 million, or $.01 per diluted share in the first half of fiscal 2003.

Earnings Per Share

The company’s fiscal 2004 second quarter diluted earnings per share was $.51; $.45 per share from continuing operations and $.06 per share from discontinued operations.  Fiscal 2003 second quarter diluted earnings per share was $.44; $.38 per share from continuing operations and $.06 per share from discontinued operations.

The company’s fiscal 2004 first half diluted earnings per share was $.87; $.76 per share from continuing operations, $.13 per share from discontinued operations and $.02 per share loss associated with cumulative effect of an accounting change.  Fiscal 2003 first half diluted earnings per share was

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Item 2. Management’s Discussion and Analysis

$.87; $.74 per share from continuing operations, $.12 per share from discontinued operations and $.01 per share associated with the cumulative effect of an accounting change.

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

As part of its accounts receivable securitization program, the company enters into certain agreements to sell interests in pools of eligible trade accounts receivable.  As of the end of the second quarter of fiscal 2004, the existing program allowed the company to fund up to $500 million of receivables at any one time.  The accounts receivable are sold without recourse at a discount, and this cost is included in selling, general and administrative expenses.  Because these accounts receivable are sold without recourse to unrelated third parties, accounts receivable balances sold are excluded from the company’s consolidated financial statements.  As of the end of the second quarter of fiscal 2004 and 2003, accounts receivable sold totaled $400 million and $550 million (inclusive of $200 million from discontinued operations), respectively.  The ability to sell accounts receivable is, in part, dependent upon the credit quality of the underlying accounts receivable.  Although not anticipated by the company’s management, deterioration of the credit quality of accounts receivable could impact the company’s ability to sell receivables under this program.  If the company were unable to obtain funds through its receivables program, the company would source its liquidity needs through additional borrowings under its commercial paper program.  The interest rates for commercial paper are generally between .05 and .10 percentage points higher than the implicit rate for the accounts receivable sales program.

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

The company’s overall level of interest-bearing debt as of the end of the second quarter of fiscal year 2004 and 2003, totaled $5.6 billion and $6.6 billion, respectively.  This reduction primarily reflects scheduled payments of maturing debt of $509 million over the last 12 months.

Cash Flows

During the first half of fiscal 2004, the company used $602 million of cash, which was the net impact of $311 million generated from continuing operations, $135 million used in investing activities, $651 million used in financing activities, and $127 million used in the company’s discontinued chicken and UAP North America operations.

Cash generated from operating activities of continuing operations totaled $311 million in the first half of fiscal 2004, as compared to $82 million generated in the same period of the prior year.  The increased cash flow was primarily due to the company’s lower use of trade working capital (accounts receivable plus inventory, less accounts payable, accrued expenses and advances on sales) during the first half of fiscal 2004 as compared to the same period of fiscal 2003, due largely to the divestitures of the fresh beef and pork, canned seafood and processed cheese operations.  The company also generated $134 million from the termination of all outstanding interest rate swaps during the second quarter of fiscal 2004.

Cash used in investing activities totaled $135 million in the first half of fiscal 2004, versus cash generated from investing activities of $446 million in the same period of fiscal 2003.  Investing activities for the first half of fiscal 2004 consisted primarily of additions to property, plant and equipment under the company’s capital expenditure plans.  Cash proceeds from the divestitures of the chicken and UAP North America operations of approximately $804 million were received on the first day of the company’s third quarter of fiscal 2004, and will therefore be reflected in the company’s investing cash flows in the third quarter.  The company received net cash proceeds of $618 million in the second quarter of fiscal 2003 from the fresh beef and pork divestiture, offset in part by capital expenditures.

Cash used in financing activities totaled $651 million in the first half of fiscal 2004, as compared to cash used of $110 million in the first half of fiscal 2003.  During the first half of fiscal 2004, the company made scheduled debt payments of $502 million, paid dividends of $262 million and borrowed $102 million in commercial paper.  In the first half of fiscal 2003, the company borrowed $580 million using commercial paper, made scheduled debt payments of $215 million, paid down its accounts receivable securitization program by $255 million and paid dividends of $248 million.

Cash used in discontinued operations totaled $127 million in the first half of fiscal 2004 versus cash used of $550 million in the first half of fiscal 2003, primarily due to lower use of working capital in the company’s discontinued agricultural products operations.

Management believes that cash flows from operations, existing credit facilities and access to capital markets will provide sufficient liquidity to meet its working capital needs, planned capital expenditures and payment of anticipated quarterly dividends.

Off-Balance Sheet Arrangements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN No. 46, Consolidation of Variable Interest Entities.  A variable interest entity (“VIE”) is an entity whose equity investors do not have a controlling financial interest or do not have sufficient equity at risk such that the entity cannot

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Item 2. Management’s Discussion and Analysis

finance its own activities.  FIN No. 46 provides that VIEs shall be consolidated by the entity deemed to be the primary beneficiary of the VIE.  FIN No. 46 is immediately effective for VIEs created after January 31, 2003.  The FASB has deferred the effective date for applying the provisions of FIN No. 46 for certain VIEs created prior to February 1, 2003 to the company’s third quarter of fiscal 2004 and certain others until the company’s fourth quarter of fiscal 2004.  The company is currently evaluating its relationship with unconsolidated entities which may meet the definition of a VIE.  To date, the company has not determined the impact, if any, on its financial statements from the adoption of FIN No. 46.

All future cash payments required under the company’s noncancelable leasing arrangements are reflected in the “Contractual Obligations” table in the “Obligations and Commitments” section below.

Obligations and Commitments

As part of its ongoing operations, the company enters into arrangements that obligate the company to make future payments under contracts such as lease agreements, debt agreements and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as “take-or-pay” contracts).  The unconditional purchase obligation arrangements are entered into by the company in its normal course of business in order to ensure adequate levels of sourced product are available to the company.  Of these items, capital lease and debt obligations, which total $5.3 billion, are currently recognized as liabilities in the company’s consolidated balance sheet.  Operating lease obligations and unconditional purchase obligations, which total $1.1 billion, are not recognized as liabilities in the company’s consolidated balance sheet in accordance with generally accepted accounting principles.

A summary of the company’s contractual obligations as of November 23, 2003 is as follows (including obligations of discontinued operations):

Payments Due by Period

(in millions) Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-Term Debt	$5,284.2	$324.1	$1,261.1	$9.3	$3,689.7
Lease Obligations	693.3	103.1	157.7	146.8	285.7
Purchase
Obligations	411.3	127.0	154.2	60.8	69.3
Total Obligations	$6,388.8	$554.2	$1,573.0	$216.9	$4,044.7

As part of its ongoing operations, the company also enters into arrangements that obligate the company to make future cash payments only upon the occurrence of a future event (e.g., guarantee debt or lease payments of a third party should the third party be unable to perform).  In accordance with generally accepted accounting principles, the following commercial commitments are not recognized as liabilities in the company’s consolidated balance sheet.  A summary of the company’s commitments, including commitments associated with equity method investments, as of November 23, 2003 is as follows (there were no commitments associated with discontinued operations):

	Amount of Commitment Expiration Per Period
(in millions) Other Commercial Commitments	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Guarantees	$99.1	$15.2	$35.1	$24.1	$24.7
Other Commitments	5.6	2.1	3.4	0.1	—
Total Commitments	$104.7	$17.3	$38.5	$24.2	$24.7

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Item 2. Management’s Discussion and Analysis

The company’s total commitments of $105 million include approximately $90 million in guarantees and other commitments the company has made on behalf of the company’s fresh beef and pork joint venture and divested chicken and UAP North America businesses.

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

Trading Activities

The company accounts for certain contracts (e.g., “physical” commodity purchase/sale contracts and derivative contracts) at fair value.  The company considers a portion of these contracts to be its “trading” activities; specifically, those contracts that do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related amendment, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (collectively “SFAS No. 133”).  The table below summarizes the changes in trading assets and liabilities for the first half of fiscal 2004:

(in millions)
Net asset outstanding as of May 25, 2003, at fair value	$37.4
Contracts settled during the period (1)	(35.1)
Changes in fair value of contracts outstanding as of November 23, 2003 (2)	2.9
Changes attributable to changes in valuation techniques and assumptions	—
Net asset outstanding as of November 23, 2003, at fair value	$5.2

(1)          Includes contracts outstanding at May 25, 2003, and contracts entered into and settled during the period.

(2)          Includes option premiums paid and received.

The following table represents the fair value and scheduled maturity dates of such contracts outstanding as of November 23, 2003:

	Fair Value of Contracts as of November 23, 2003 net asset / (liability)
(in millions) Source of Fair Value	Maturity less than 1 year	Maturity 1 - 3 years	Total Fair Value
Prices actively quoted (i.e., exchange-traded contracts)	$7.6	$.7	$8.3
Prices provided by other external sources (i.e., non-exchange-traded contracts)	(3.4)	.3	(3.1)
Prices based on other valuation models (i.e., non-exchange-traded contracts)	—	—	—

Total fair value	$4.2	$1.0	$5.2

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

Critical Accounting Policies

A discussion of the company’s critical accounting policies can be found in the “Management’s Discussion & Analysis” section of the company’s fiscal 2003 annual report on Form 10-K.  There have been no significant changes with respect to these policies during the company’s first half of fiscal 2004.

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities.  A variable interest entity (“VIE”) is an entity whose equity investors do not have a controlling financial interest or do not have sufficient equity at risk such that the entity cannot finance its own activities.  FIN No. 46 provides that VIEs shall be consolidated by the entity deemed to be the primary beneficiary of the VIE.  FIN No. 46 is immediately effective for VIEs created after January 31, 2003.  The FASB has deferred the effective date for applying the provisions of FIN No. 46 for certain VIEs created prior to February 1, 2003 to the end of the company’s third quarter of fiscal 2004 and certain others until the company’s fourth quarter of fiscal 2004.  The company is currently evaluating its relationship with unconsolidated entities which may meet the definition of a VIE.  To date, the company has not determined the impact, if any, on its financial statements from the adoption of FIN No. 46.

The company adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective August 25, 2003.  SFAS No. 150 establishes standards for classification and measurement in the balance sheets for certain financial instruments which possess characteristics of both a liability and equity.  The adoption of SFAS No. 150 resulted in the classification of distributions on the securities of ConAgra Capital, L.C., an indirectly controlled subsidiary of the company, of approximately $2 million as interest expense for the second quarter of fiscal 2004.  These distributions are included in selling, general and administrative expenses in the company’s condensed consolidated statement of earnings in all prior periods presented.

In November 2002, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.  EITF Issue No. 00-21 provides guidance for revenue arrangements that involve the delivery or performance of multiple products or services where performance may occur at different points or over different periods of time.  EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The company adopted EITF Issue No. 00-21 effective August 25, 2003.  The adoption did not have a material impact on the company’s financial statements.

In May 2003, the EITF reached a consensus on EITF Issue No. 01-8, Determining Whether an Arrangement Contains a Lease.  The consensus requires a party to a service contract or similar arrangement to determine whether the arrangement is or includes a lease within the scope of SFAS No. 13, Accounting for Leases.  EITF Issue No. 01-8 is effective for the company for arrangements entered

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Item 2. Management’s Discussion and Analysis

into or modified after August 24, 2003 and has not resulted in a material impact on the company’s financial statements.

Related Party Transactions

A discussion of the company’s related party transactions may be found in the “Management’s Discussion & Analysis” section of the company’s fiscal 2003 annual report on Form 10-K.  There have been no material changes with respect to these transactions during the company’s first half of fiscal 2004.

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

Other than the changes noted below, there have been no material changes in the company’s market risk during the twenty-six weeks ended November 23, 2003.  For additional information, refer to the subsection “Market Risk” in the “Management’s Discussion & Analysis” in Item 7 of the fiscal 2003 annual report on form 10-K.

Interest Rate Risk

The company has primarily used interest rate swaps to manage the effect of interest rate changes on a portion of its debt and forecasted debt balances.  The company enters into such interest rate swaps to take advantage of low short-term rates, while continuing to maintain long-term financing.  As of November 24, 2002 the fair value of the interest rate swap agreements recognized in prepaid expenses and other current assets was approximately $140 million, while the fair value of interest rate swap agreements recognized in other accrued liabilities was approximately $13 million.  A one percentage point increase/decrease in interest rates would have decreased/increased the fair value of the interest rate swap agreements by approximately $51 million as of November 24, 2002.  All of the company’s interest rate swaps were liquidated in the second quarter of fiscal 2004 (see Note 10 to the condensed consolidated financial statements).

As of November 23, 2003 and November 24, 2002, the fair value of the company’s fixed rate debt was estimated at $6.0 billion and $6.5 billion, respectively, based on current market rates primarily provided by outside investment advisors.  As of November 23, 2003 and November 24, 2002, a one percentage point increase in interest rates would decrease the fair value of the company’s fixed rate debt by approximately $379 million and $407 million, respectively, while a one percentage point decrease in interest rates would increase the fair value of the company’s fixed rate debt by approximately $432 million and $464 million, respectively.  With respect to floating rate debt, a one percentage point change in interest rates would have impacted net interest expense by approximately $1.0 million and $6.4 million as of November 23, 2003 and November 24, 2002, respectively.

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

ConAgra Foods, Inc. and Subsidiaries

Part II – Other Information

Item 1.  Legal Proceedings

The company previously reported a shareholder derivative action filed in a Delaware chancery court on September 26, 2001, a purported class action lawsuit filed in a Nebraska federal court on August 10, 2001, and a second shareholder derivative action filed in Nebraska federal court on October 9, 2001. Each action contains allegations based on the events resulting in the company’s restatement of its financial statements filed on an amended Form 10-K on June 22, 2001. On July 23, 2002, the federal district court granted the defendants’ motion to dismiss the class action lawsuit and entered judgment in favor of the company and the executive officers. On June 30, 2003, the Eighth Circuit Court of Appeals reversed the dismissal.  The defendants thereafter renewed their motion to dismiss in the district court on the issues not previously addressed by the district court in its prior dismissal of the lawsuit.  On December 10, 2003 the district court denied the defendants’ motion to dismiss on these other issues.  The company believes the lawsuit is without merit and plans to vigorously defend the action.

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

On December 4, 2003, the company announced a $1 billion share repurchase program.  The share repurchase program began in late December of 2003 and is expected to result in the repurchase of approximately 40 million shares or about 7% of the company’s existing common stock, based on the market price of the company’s stock at the time of the buyback announcement.

Item 6.  Exhibits and Reports on Form 8-K

(A)	Exhibits

	12	Statement regarding computation of ratio of earnings to fixed charges

	31.1	Section 302 Certificate of Chief Executive Officer

	31.2	Section 302 Certificate of Chief Financial Officer

	32.1	Section 906 Certificates

(B)	Reports on Form 8-K

The company filed a Current Report on Form 8-K dated December 22, 2003, with respect to an announcement on earnings for the quarter ended November 23, 2003.

The company filed a Current Report on Form 8-K dated December 4, 2003, with respect to an announcement of the company’s intent to repurchase up to $1 billion of the company’s common stock.

The company filed a Current Report on Form 8-K dated November 24, 2003, announcing the closing of the sale of its chicken processing business and the closing of the sale of United Agri Products, its U.S. and Canadian crop inputs businesses.

ConAgra Foods, Inc. and Subsidiaries

Part II – Other Information

The company filed a Current Report on Form 8-K dated October 30, 2003, announcing the signing of an agreement to sell United Agri Products, its U.S. and Canadian crop inputs business.

ConAgra Foods, Inc. and Subsidiaries

Part II – Other Information

CONAGRA FOODS, INC.

By:

/s/ James P. O’Donnell

James P. O’Donnell
Executive Vice President, Chief Financial Officer and Corporate Secretary

By:

/s/ Dwight J. Goslee

Dwight J. Goslee
Executive Vice President, Operations Control and Development

By:

/s/ Jay D. Bolding
Jay D. Bolding
Senior Vice President, Controller

Dated this 5th day of January, 2004.

	ConAgra Foods, Inc. and Subsidiaries Exhibit Index

EXHIBIT	DESCRIPTION	PAGE

12	Statement regarding computation of ratio of earnings to fixed charges	39

31.1	Section 302 Certificate of Chief Executive Officer	40

31.2	Section 302 Certificate of Chief Financial Officer	41

32.1	Section 906 Certificates	42