Form 10-Q
period 2004-02-22
CONAGRA FOODS INC /DE/
filed 2004-04-01
CIK 23217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 22, 2004

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

Yes     ☒      No     ☐

Number of shares outstanding of issuer’s common stock, as of March 21, 2004, was 528,412,063.

Part I – Financial Information
Item 1.  Condensed Consolidated Financial Statements
ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions except per share amounts)
(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	February 22, 2004	February 23, 2003	February 22, 2004	February 23, 2003
Net sales	$3,597.7	$3,614.3	$10,766.1	$13,507.1
Costs and expenses:
Cost of goods sold	2,792.8	2,774.4	8,358.3	10,904.7
Selling, general and administrative expenses	430.7	482.6	1,389.3	1,486.4
Interest expense, net	62.0	63.6	195.9	216.6
	3,285.5	3,320.6	9,943.5	12,607.7
Equity method investment earnings	1.9	11.8	29.4	27.1

Income from continuing operations before income taxes and cumulative effect of changes in accounting	314.1	305.5	852.0	926.5
Income tax expense	122.3	105.2	251.7	329.9

Income from continuing operations before cumulative effect of changes in accounting	191.8	200.3	600.3	596.6

Income (loss) from discontinued operations, net of tax	12.9	(39.3)	81.1	23.9

Cumulative effect of changes in accounting	(1.4)	—	(13.1)	3.9

Net income	$203.3	$161.0	$668.3	$624.4

Earnings per share – basic
Income from continuing operations before cumulative effect of changes in accounting	$0.36	$0.38	$1.13	$1.13
Income (loss) from discontinued operations	0.02	(0.08)	0.15	0.04
Cumulative effect of changes in accounting	—	—	(0.02)	0.01
Net income	$0.38	$0.30	$1.26	$1.18

Earnings per share – diluted
Income from continuing operations before cumulative effect of changes in accounting	$0.36	$0.38	$1.13	$1.12
Income (loss) from discontinued operations	0.02	(0.08)	0.15	0.05
Cumulative effect of changes in accounting	—	—	(0.02)	0.01
Net income	$0.38	$0.30	$1.26	$1.18

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	February 22, 2004	February 23, 2003	February 22, 2004	February 23, 2003
Net income	$203.3	$161.0	$668.3	$624.4

Other comprehensive income (loss), net of tax:
Derivative adjustment	16.6	(5.1)	39.2	9.4
Change in unrealized gain on available-for-sale investments	57.6	—	57.6	—
Currency translation adjustment	9.4	24.3	48.2	29.8

Comprehensive income	$286.9	$180.2	$813.3	$663.6

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in millions)
(unaudited)

	February 22, 2004	May 25, 2003	February 23, 2003
ASSETS
Current assets
Cash and cash equivalents	$533.7	$628.6	$78.0
Divestiture proceeds receivable	36.0	—	—
Receivables, less allowance for doubtful accounts of $37.2, $35.3 and $42.0	1,238.4	826.7	932.2
Inventories	3,027.3	2,471.8	3,089.9
Prepaid expenses and other current assets	501.8	672.0	704.9
Current assets of discontinued operations	145.7	1,460.5	1,469.8
Total current assets	5,482.9	6,059.6	6,274.8

Property, plant and equipment	5,675.3	5,194.8	5,204.1
Less accumulated depreciation	(2,807.9)	(2,489.8)	(2,483.7)
Property, plant and equipment, net	2,867.4	2,705.0	2,720.4

Goodwill	3,806.4	3,810.8	3,816.2
Brands, trademarks and other intangibles, net	824.7	824.3	862.1
Other assets	1,484.3	1,144.9	1,210.6
Noncurrent assets of discontinued operations	10.0	526.8	627.6
	$14,475.7	$15,071.4	$15,511.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable	$42.6	$4.7	$160.2
Current installments of long-term debt	373.1	508.7	508.5
Accounts payable	857.5	819.9	1,038.5
Advances on sales	239.2	112.0	175.9
Other accrued liabilities	1,554.5	1,403.4	1,700.3
Current liabilities of discontinued operations	116.7	954.7	691.3
Total current liabilities	3,183.6	3,803.4	4,274.7

Senior long-term debt, excluding current installments	4,557.7	4,632.2	4,595.2
Subordinated debt	754.5	763.0	763.1
Preferred securities of subsidiary company	—	175.0	175.0
Other noncurrent liabilities	1,103.6	1,058.9	1,046.5
Noncurrent liabilities of discontinued operations	0.1	17.2	17.0
Total liabilities	9,599.5	10,449.7	10,871.5

Commitments and contingencies (Note 9)
Common stockholders’ equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 565,745,849, 565,617,169 and 565,610,564	2,828.7	2,828.1	2,828.1
Additional paid-in capital	742.9	725.7	729.6
Retained earnings	2,319.8	2,080.5	2,060.6
Accumulated other comprehensive loss	(14.4)	(159.4)	(113.3)
Less treasury stock, at cost, common shares 37,538,208, 28,851,930 and 28,883,617	(912.8)	(686.4)	(686.5)
	4,964.2	4,788.5	4,818.5
Less unearned restricted stock and value of 3,652,471, 7,428,088 and 7,678,895 common shares held in Employee Equity Fund	(88.0)	(166.8)	(178.3)
Total common stockholders’ equity	4,876.2	4,621.7	4,640.2
	$14,475.7	$15,071.4	$15,511.7

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Thirty-nine weeks ended
	February 22, 2004	February 23, 2003
Cash flows from operating activities:
Net income	$668.3	$624.4
Less: Income from discontinued operations	(81.1)	(23.9)
Income from continuing operations	587.2	600.5
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	263.2	285.0
(Gain)/loss on sale of fixed assets	4.4	(0.4)
Cumulative effect of changes in accounting	13.1	(3.9)
Other noncash items (includes postretirement benefits)	25.1	(0.5)
Change in operating assets and liabilities before effects of business acquisitions and dispositions	(120.3)	(124.9)
Net cash flows from operating activities	772.7	755.8

Cash flows from investing activities:
Additions to property, plant and equipment	(246.6)	(259.4)
Sale of businesses and property, plant and equipment	876.5	641.9
Notes receivable and other items	69.8	17.4
Net cash flows from investing activities	699.7	399.9

Cash flows from financing activities:
Net short-term borrowings	37.9	153.9
Repurchase of ConAgra Foods common shares	(218.4)	—
Repayment of long-term debt	(508.8)	(218.0)
Changes in amounts sold under the accounts receivable securitization, net	(388.0)	(255.5)
Cash dividends paid	(400.0)	(378.5)
Other items	61.1	56.2
Net cash flows from financing activities	(1,416.2)	(641.9)

Net cash used in discontinued operations	(151.1)	(593.7)

Net change in cash and cash equivalents	(94.9)	(79.9)
Cash and cash equivalents at beginning of period	628.6	157.9
Cash and cash equivalents at end of period	$533.7	$78.0

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 22, 2004
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

Basis of Consolidation – The Condensed Consolidated Financial Statements include the accounts of ConAgra Foods, Inc. and all majority-owned subsidiaries.  The accounts of variable interest entities in which the company is determined to be the primary beneficiary are included in the company’s Condensed Consolidated Financial Statements from the date such determination is made.  All significant intercompany investments, accounts and transactions have been eliminated.

Stock-Based Compensation – The company has stockholder approved stock option plans which provide for granting of options to employees for purchase of common stock at prices equal to the fair market value at the time of grant.  The company accounts for its employee stock option plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.  Accordingly, no compensation expense relating to stock options is reflected in net income, as options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant.  The company also issues stock under various other stock-based compensation arrangements approved by stockholders including restricted stock, phantom stock and stock issued in lieu of cash bonuses.  The value of restricted and phantom stock, equal to fair market value at the time of grant, is amortized as compensation expense over the vesting period.  Stock issued in lieu of cash bonuses is recognized as compensation expense as earned.

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 22, 2004

(columnar dollars in millions except per share amounts)

The following table provides required pro forma information regarding net income and earnings per share assuming the company recognized expense for its employee stock options using the fair value method.  The fair value of options was estimated at the date of the grant using the Black-Scholes option pricing model.  Pro forma net income and earnings per share are as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 22, 2004	February 23, 2003	February 22, 2004	February 23, 2003
Net income, as reported	$203.3	$161.0	$668.3	$624.4
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(3.8)	(5.3)	(12.6)	(15.0)
Pro forma net income	$199.5	$155.7	$655.7	$609.4

Earnings per share:
Basic earnings per share – as reported	$0.38	$0.30	$1.26	$1.18
Basic earnings per share – pro forma	$0.38	$0.29	$1.24	$1.15

Diluted earnings per share – as reported	$0.38	$0.30	$1.26	$1.18
Diluted earnings per share – pro forma	$0.38	$0.29	$1.24	$1.16

Comprehensive Income – Comprehensive income includes net income, currency translation adjustments, changes in value of the company’s available-for-sale investments, certain derivative-related activity and changes, if any, in the minimum pension liability.  The company deems its foreign investments to be permanent in nature and does not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars.

The income tax impact related to the net derivative adjustment and change in unrealized gain on available-for-sale investments decreased other comprehensive income for the thirteen and thirty-nine weeks ended February 22, 2004 by $45 million and $59 million, respectively. For the thirteen weeks ended February 23, 2003 the tax impact increased other comprehensive income by $3 million and decreased other comprehensive income by $6 million for the thirty-nine weeks ended February 23, 2003.  During the thirteen and thirty-nine weeks ended February 22, 2004 and February 23, 2003, there was no change in the company’s minimum pension liability.

Reclassifications – On November 23, 2003, the company completed the sales of its chicken business and U.S. and Canadian crop inputs business (“UAP North America”).  The company is in the process of disposing of the remaining businesses of its Agricultural Products segment (“UAP International”).  Accordingly, the company removed the chicken business results from the Meat Processing reporting segment and now reflects the chicken business results and the results of the entire Agricultural Products segment as discontinued operations for all periods presented.

On September 19, 2002 (during the company’s fiscal 2003 second quarter), the company sold a controlling interest in its fresh beef and pork operations to a joint venture led by outside investors.  As a result of this transaction, the company reports its share of the earnings associated with its minority ownership of the joint venture as equity method investment earnings.  The results of the fresh beef

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 22, 2004

(columnar dollars in millions except per share amounts)

and pork operations prior to the transaction continue to be reported in the Meat Processing reporting segment.

Accounting Changes – Effective February 22, 2004, the company adopted FIN No. 46, Consolidation of Variable Interest Entities, as revised December 2003 (“FIN No. 46R”).  A variable interest entity (“VIE”) is an entity whose equity investors do not have a controlling financial interest or do not have sufficient equity at risk such that the entity cannot finance its own activities.  FIN No. 46R provides that VIEs shall be consolidated by the entity deemed to be the primary beneficiary of the VIE.  The primary beneficiary is the entity which has a variable interest that will absorb a majority of the VIE’s expected losses, expected residual returns, or both.

As a result of adopting FIN No. 46R, the company has consolidated several entities from which it leases property, plant and equipment.  Certain of these entities are trusts formed to hold transportation equipment which the company leases.  These leases were previously accounted for as operating leases.  Consolidation of these entities resulted in a cumulative effect of changes in accounting that reduced net income by $1.4 million (net of taxes of $0.9 million).  The company also recorded $106.3 million in “Senior long-term debt” and $104.1 million in “Property, plant and equipment”.

The company has also consolidated entities from which it leases various office buildings.  The lessors of these buildings are various partnerships (the “partnerships”), the beneficial owners of which are Opus Corporation or its affiliates (“Opus”).  A member of the company’s board of directors is a beneficial owner, officer and director of Opus.  The company has determined that it is the primary beneficiary of the partnerships.  As a result of consolidating these entities, the company recorded $91.4 million in “Senior long-term debt”, $116.6 million in “Property, plant and equipment”, and $25.2 million of minority interest in consolidated entities included in “Other noncurrent liabilities”.

The company was also required to deconsolidate ConAgra Capital, L.C. (ConAgra Capital), an indirectly controlled subsidiary of the company.  This entity had previously issued mandatorily redeemable preferred securities and entered into loan agreements with the company having similar terms as the preferred securities.  Under the requirements of FIN No. 46R, the holders of the preferred securities are considered the primary beneficiaries of the entity.  Accordingly, the company is no longer permitted to consolidate the entity.  The effect of deconsolidating ConAgra Capital, is to reflect the amount of the loan between the company and ConAgra Capital, $221 million, as a component of “Senior long-term debt” and the amount of the company’s investment in ConAgra Capital, $46 million, as a component of “Other assets”.  Prior to deconsolidation, the company reflected these securities, net at $175 million within “Preferred securities of subsidiary company”.

The company did not restate any previously issued financial statements.  If FIN No. 46R would have been in effect in the first, second and third quarters of fiscal 2003, net income for those periods would not have been materially different from that which was previously reported.

Effective May 26, 2003, the company adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, which requires the company to recognize the fair value of a liability associated with the cost the company is legally obligated to incur in order to retire an asset at some point in the future.  The associated asset retirement costs are capitalized as part of the carrying amount of the associated long-lived asset.  Over time, the liability will increase, reflecting the accretion of the obligation from its present value to the amount the company will pay to extinguish the liability, and the capitalized asset retirement costs will be depreciated over the useful life of the related assets.  Application of this new accounting standard resulted in a cumulative effect of an accounting change that decreased net income by $11.7 million

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 22, 2004

(columnar dollars in millions except per share amounts)

(net of taxes of $7.2 million), or $0.02 per diluted share in the first quarter of fiscal 2004.   This also resulted in the company recognizing an asset retirement obligation of $22.4 million in other noncurrent liabilities and increasing property, plant and equipment, net by $3.5 million.  The majority of the company’s asset retirement obligations relate to various contractual obligations for restoration of leased assets at the end of lease terms.  There have been no significant changes in the company’s asset retirement obligations for the thirteen week period ended February 22, 2004.

If SFAS No. 143 would have been in effect in the first, second and third quarters of fiscal 2003, net income for those periods would not have been materially different from that which was previously reported.

The company adopted SFAS No. 142, Goodwill and Other Intangible Assets, at the beginning of fiscal 2003.  In accordance with SFAS No. 142, the company completed its initial impairment testing of goodwill and identifiable intangible assets with indefinite lives.  The company’s adoption of SFAS No. 142 resulted in a cumulative effect of an accounting change that increased net income by $3.9 million, or $0.01 per diluted share, in the first quarter of fiscal 2003.

The company adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective August 25, 2003.  SFAS No. 150 establishes standards for classification and measurement in the balance sheets for certain financial instruments which possess characteristics of both a liability and equity.   The adoption of SFAS No. 150 resulted in the classification of distributions on the securities of ConAgra Capital of approximately $2 million as interest expense for each of the second and third quarters of fiscal 2004.  These distributions are included in selling, general and administrative expenses in the company’s condensed consolidated statements of earnings in all prior periods presented.

2.              Discontinued Operations

On November 23, 2003, the company completed the sales of its chicken business and U.S. and Canadian crop inputs business (“UAP North America”).  The company is in the process of disposing of the remaining businesses of its Agricultural Products segment (“UAP International”).  Accordingly, the company removed the chicken business results from the Meat Processing reporting segment and now reflects the chicken business results and the results of the entire Agricultural Products segment as discontinued operations for all periods presented.

During the second quarter of fiscal 2004, the company wrote-down certain long-lived assets of UAP International by $9.7 million in order to reflect the value of these assets at their fair value, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 22, 2004

(columnar dollars in millions except per share amounts)

Summary results of operations of the Agricultural Products segment and the chicken business included within discontinued operations are as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 22, 2004	February 23, 2003	February 22, 2004	February 23, 2003
Net sales	$68.9	$896.2	$3,310.4	$4,162.1
Long-lived asset impairment charge	—	—	(9.7)	—
Income (loss) from operations of discontinued operations before income taxes	(3.3)	(63.1)	134.2	38.9
Income from disposal of businesses	23.9	—	7.9	—
Income before income taxes	20.6	(63.1)	142.1	38.9
Income tax expense	7.7	23.8	61.0	15.0
Income from discontinued operations, net of tax	$12.9	$(39.3)	$81.1	$23.9

Included in the “Income from disposal of businesses” for the thirteen and thirty-nine weeks ended February 22, 2004 is $23.9 million of additional net proceeds which primarily represent collections of actual rebates UAP North America received from its suppliers subsequent to November 23, 2003 which relate to the previous crop year.  The company is entitled to these rebates pursuant to the divestiture agreement.

The assets and liabilities of the Agricultural Products segment and chicken business as of February 22, 2004, May 25, 2003, and February 23, 2003 are as follows:

	February 22, 2004	May 25, 2003	February 23, 2003
Receivables, less allowances for doubtful accounts	$88.0	$254.9	$554.1
Inventories	52.0	1,012.6	904.7
Prepaid expenses and other current assets	5.7	193.0	11.0
Current assets of discontinued operations	$145.7	$1,460.5	$1,469.8

Property, plant and equipment, net	$7.9	$477.9	$542.7
Goodwill and other intangibles	—	34.8	71.5
Other assets	2.1	14.1	13.4
Noncurrent assets of discontinued operations	$10.0	$526.8	$627.6

Notes payable	$25.4	$22.2	$22.5
Accounts payable	73.5	519.3	466.2
Other accrued liabilities and advances on sales	17.8	413.2	202.6
Current liabilities of discontinued operations	$116.7	$954.7	$691.3

Long-term debt	$—	$17.0	$17.0
Other noncurrent liabilities	0.1	0.2	—
Noncurrent liabilities of discontinued operations	$0.1	$17.2	$17.0

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 22, 2004

(columnar dollars in millions except per share amounts)

The company’s UAP North America operation had a fiscal year end of February, while the company’s consolidated year end is May.  Historically the results of UAP North America have been reflected in the company’s consolidated results on a three month “lag” (e.g., UAP North America’s results for June through August are included in the company’s consolidated results for the period September through November).  With the disposition of UAP North America on November 23, 2003, UAP North America’s results for the three months ending November 23, 2003, a net of tax loss of approximately $22 million, were recorded directly to retained earnings at November 23, 2003.  This net of tax loss would normally have been recognized in the company’s fiscal 2004 consolidated third quarter income statement, absent the disposition.

Summary results of the divested UAP North America operation for the three-month period recorded directly to retained earnings (and comparable prior year amounts) are as follows:

	Thirteen weeks ended
	November 23, 2003	November 24, 2002

Net sales	$323.8	$305.1

Net loss	$(22.0)	$(19.6)

3.              Divestitures

On November 23, 2003, the company completed the sale of its chicken business to Pilgrim’s Pride Corporation (the “chicken business divestiture”).  The company received $301 million of cash and 25.4 million shares of Pilgrim’s Pride Class A common stock valued at $246.1 million.  The common stock received is contractually restricted, such that the company cannot sell any portion of the shares for a period of one year from the date of the chicken business divestiture.  After one year, up to 8.47 million shares may be sold.  The remaining shares can be sold in future periods, but no more than 8.47 million shares may be sold in any twelve-month period.  With the consent of Pilgrim’s Pride Corporation, these trading restrictions may be waived.  The fair value of the Pilgrim’s Pride Class A common stock was based on an independent valuation received by the company and is reflective of the common stock’s trading restrictions.  The common stock investment is included in the company’s balance sheet within other assets.  As of February 22, 2004, 8.47 million shares are classified as available-for-sale, as these shares may be sold by the company within twelve months.  The available-for-sale shares are stated at fair value based on quoted market prices with unrealized gains of $57.6 million included in accumulated other comprehensive income, net of applicable taxes.  The remaining 16.93 million shares are accounted for at cost.  The Pilgrim’s Pride common stock is included in the company’s balance sheet within “Other assets”.

The final sales price of the chicken business is subject to a purchase price adjustment based on determination of the final net assets sold, which is expected to occur in the fourth quarter of fiscal 2004.

On November 23, 2003, the company completed the sale of UAP North America to Apollo Management, L.P. (“Apollo”).  The company received $503 million of cash, $60 million of Series A redeemable preferred stock of UAP Holdings (the “UAP Preferred Securities”), and $61 million in the form of a receivable from Apollo.  During the third quarter, the company collected $26 million of the

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 22, 2004

(columnar dollars in millions except per share amounts)

receivable from Apollo.  The UAP Preferred Securities contain a payment-in-kind dividend of 8% for the first five years, 9% for year six, and 10% for years seven through nine.  In January 2004, Apollo repurchased $26.1 million of the preferred securities for cash.  The remaining UAP Preferred Securities must be redeemed by December 2012.  The preferred securities may be redeemed earlier at UAP Holding’s option, at the company’s option in the event of a change of control and are required to be redeemed upon Apollo’s sale of its UAP Holding’s common stock.   Any redemption would be subject to the terms of UAP Holding’s current material financing agreements.  Based on an independent valuation received by the company, the fair value of the UAP Preferred Securities was estimated to approximate their face value.  The UAP Preferred Securities investment is included in the company’s balance sheet within “Other assets”.

As part of the disposition of UAP North America, the company recognized a loss of $16.0 million in the second quarter of fiscal 2004, which is included in the company’s results from discontinued operations for the thirty-nine weeks ended February 22, 2004.  In January 2004, the company received additional net proceeds of $23.9 million primarily for actual rebates UAP North America received from its suppliers subsequent to November 23, 2003 which relate to the previous crop year.  These proceeds are included in the company’s results from discontinued operations.  The final sales price of UAP North America is subject to a purchase price adjustment based on determination of the final net assets sold, which is expected to occur in the fourth quarter of fiscal 2004.

On September 19, 2002, the company completed a transaction in which it sold a controlling interest in its fresh beef and pork operations to a joint venture led by Hicks, Muse, Tate & Furst Incorporated (the “fresh beef and pork divestiture”).  Outside investors own 55% of the joint venture, and the company owns the remaining 45%.

The fresh beef operations sold to the joint venture include a beef processing business as well as a cattle feeding business.  The purchase price associated with the cattle feeding business was financed entirely by the company with cattle feeding-related notes receivable.  Total cattle feeding-related notes receivable were approximately $254 million as of February 22, 2004, comprised of the joint venture’s borrowings under a $350 million secured line of credit and a $30 million 8% secured promissory note issued by the joint venture.  The cattle feeding-related notes receivable, which are collateralized by the cattle, feedlots and other assets of the cattle feeding business, mature in September 2004.

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

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 22, 2004

(columnar dollars in millions except per share amounts)

sufficiently that it becomes appropriate to recognize the transaction as a divestiture for accounting purposes.

The company’s unaudited pro forma results of operations for the thirty-nine weeks ended February 23, 2003, assuming the sale of its fresh beef and pork operations to the joint venture occurred as of the beginning of fiscal 2003, are as follows:

Thirty-nine weeks ended February 23, 2003

Net sales	$11,049.3
Net income	$608.6
Earnings per share – diluted	$1.15

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

Goodwill by reporting segment was as follows:

	February 22, 2004	May 25, 2003	February 23, 2003
Packaged Foods	$3,765.6	$3,766.6	$3,772.1
Food Ingredients	40.8	44.2	44.1
	$3,806.4	$3,810.8	$3,816.2

Other identifiable intangible assets were as follows:

	February 22, 2004		May 25, 2003		February 23, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$794.2	$—	$791.6	$—	$836.5	$—
Amortizing intangible assets	40.3	9.8	38.8	6.1	36.8	11.2
	$834.5	$9.8	$830.4	$6.1	$873.3	$11.2

Non-amortizing intangible assets are primarily comprised of the company’s brands/trademarks.  Amortizing intangible assets, carrying a weighted average life of approximately 15 years, are principally comprised of licensing arrangements and customer lists.  Based on amortizing assets

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 22, 2004

(columnar dollars in millions except per share amounts)

recognized in the company’s balance sheet as of February 22, 2004, amortization expense for each of the next five years is estimated to be approximately $3 million.

5.              Derivative Financial Instruments

The company is exposed to market risk, such as changes in commodity prices, foreign currency exchange rates and interest rates.  To manage volatility associated with these exposures, the company may enter into various derivative transactions (e.g., futures and options) pursuant to established company policies.

During the first three quarters of fiscal 2004, the company closed out all $2.5 billion of its interest rate swap agreements in order to lock-in existing favorable interest rates.  These interest rate swap agreements were previously put in place as a strategy to hedge interest costs associated with long-term debt.  For financial statement and tax purposes the proceeds received upon termination of the interest rate swap agreements will be recognized over the term of the debt instruments originally hedged.  Consequently, the company’s interest expense, primarily in fiscal 2004 and 2005, will continue to reflect the locked-in interest rates.

Of the $2.5 billion interest rate swaps closed out in the first three quarters of fiscal 2004, $2 billion of the interest rate swaps had been used to effectively convert certain of the company’s fixed rate debt into floating rate debt.  These interest rate swaps were accounted for as fair value hedges and resulted in no recognition of ineffectiveness in the income statement as the interest rate swaps’ provisions matched the applicable provisions of the hedged debt.  The remaining $500 million of the company’s interest rate swaps had been used to hedge certain of the company’s forecasted interest payments on floating rate debt for the period from 2005 through 2011.  These interest rate swaps were accounted for as cash flow hedges with gains and losses deferred in accumulated other comprehensive income, to the extent the hedge was effective.  Any ineffectiveness associated with the interest rate swaps was immediately recognized in earnings within interest expense.

The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities.  As of February 22, 2004 and February 23, 2003, the fair value of derivatives recognized within prepaid expenses and other current assets was $72.0 million and $280.1 million, respectively, while the amount recognized within other accrued liabilities was $8.7 million and $49.3 million, respectively.

For the thirteen and thirty-nine weeks ended February 22, 2004, the ineffectiveness associated with derivatives designated as both cash flow and fair value hedges was a loss of $3.1 million and $4.4 million, respectively.  The ineffectiveness for the thirteen and thirty-nine week periods ended February 23, 2003, was a loss of $7.9 million and $2.1 million, respectively.  Hedge ineffectiveness is recognized within net sales, cost of goods sold or interest expense, depending on the nature of the hedge.  The company does not exclude any components of the hedging instrument’s gain or loss when assessing effectiveness.

Generally, the company hedges a portion of its anticipated consumption of commodity inputs for periods of up to 12 months.  The company may enter into longer-term hedges on particular commodities if deemed appropriate.  As of February 22, 2004, the company had hedged certain portions of its anticipated consumption of commodity inputs through March 2005.

As of February 22, 2004 and February 23, 2003, the net deferred (gain)/loss recognized in accumulated other comprehensive income was $(15.2) million and $10.1 million, net of tax,

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 22, 2004

(columnar dollars in millions except per share amounts)

respectively.  The company anticipates a gain of $19.5 million, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings over the next 12 months.  The company anticipates a loss of $4.3 million, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings subsequent to the next 12 months.

For the thirteen week period ended February 22, 2004, the company did not discontinue any fair value hedges, but for the thirty-nine weeks ended February 22, 2004 had recognized a $4.2 million net of tax gain within discontinued operations related to discontinued cash flow hedges that were no longer probable of occurring as a result of the chicken business divestiture.  For the thirteen and thirty-nine week period ended February 23, 2003, the company did not discontinue any material fair value hedges, but recognized a total of $4.5 million gain within sales and cost of goods sold related to discontinued cash flow hedges that were no longer probable of occurring as a result of the fresh beef and pork divestiture.

6.              Earnings Per Share

The following table reconciles the net income and average share amounts used to compute both basic and diluted earnings per share:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 22, 2004	February 23, 2003	February 22, 2004	February 23, 2003
Net income:
Income from continuing operations before cumulative effect of changes in accounting	$191.8	$200.3	$600.3	$596.6
Income (loss) from discontinued operations	12.9	(39.3)	81.1	23.9
Cumulative effect of changes in accounting	(1.4)	—	(13.1)	3.9
Net income	$203.3	$161.0	$668.3	$624.4

Earnings per share – basic
Weighted average shares outstanding – basic	527.8	528.9	528.9	528.4
Earnings per share – diluted
Weighted average shares outstanding – basic	527.8	528.9	528.9	528.4
Add shares contingently issuable upon exercise of stock options	4.1	2.3	3.3	2.5
Weighted average shares outstanding – diluted	531.9	531.2	532.2	530.9

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 22, 2004

(columnar dollars in millions except per share amounts)

7.              Inventories

The major classes of inventories are as follows:

	February 22, 2004	May 25, 2003	February 23, 2003
Raw materials and packaging	$1,454.5	$1,091.0	$1,509.5
Work in progress	91.8	91.9	90.3
Finished goods	1,285.1	1,115.4	1,326.9
Supplies and other	195.9	173.5	163.2
	$3,027.3	$2,471.8	$3,089.9

8.              Operational Efficiency Initiatives

Earlier in the fiscal year, the company began the implementation of certain operational efficiency initiatives.  These initiatives are intended to improve the company’s cost structure, margins and competitive position through the elimination of duplicative costs and overhead, consolidation of selected plants and support functions and realignment of businesses.  Costs associated with the implementation of such initiatives will be recognized as they are incurred and are expected to continue over the next several quarters.  During the third quarter, the company recognized charges associated with these initiatives of approximately $24 million, of which $13 million is included in “Cost of goods sold” and $11 million is included in “Selling, general and administrative expenses”.  During the first three quarters of the fiscal year the company recognized charges of approximately $38 million for these initiatives, of which $15 million is included in “Cost of goods sold” and $23 million is included in “Selling, general and administrative expenses”.  The nature of the charges incurred during the first three quarters of fiscal 2004 include one-time termination benefits of $19 million, accelerated depreciation and impairment charges of $13 million and miscellaneous costs of $6 million.  The company anticipates additional charges of approximately $27 million will be recognized during its fourth quarter of fiscal 2004.

9.              Contingencies

In fiscal 1991, the company acquired Beatrice Company (“Beatrice”).  As a result of the acquisition and the significant pre-acquisition contingencies of the Beatrice businesses and its former subsidiaries, the consolidated post-acquisition financial statements of the company reflect significant liabilities associated with the estimated resolution of these contingencies.  These include various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by the company.  The environmental proceedings include litigation and administrative proceedings involving Beatrice’s status as a potentially responsible party at 40 Superfund, proposed Superfund or state-equivalent sites; these sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants.  Beatrice has paid or is in the process of paying its liability share at 32 of these sites.  Adequate reserves for these matters have been established based on the company’s best estimate of its undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of Beatrice and other potentially responsible parties and its experience in remediating sites.  The reserves for Beatrice environmental matters totaled $121.2 million as of May

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 22, 2004

(columnar dollars in millions except per share amounts)

25, 2003, a majority of which relates to the Superfund and state equivalent sites referenced above.  Expenditures for these matters are expected to occur over a period of 5 to 20 years.

The results for the first half of fiscal 2004 include litigation expense related to a choline chloride joint venture with E.I. du Pont Nemours and Co. (“DuPont”) that was sold in 1997.  Subsequent to the sale, civil antitrust lawsuits against DuPont, the company and the venture were filed in various federal and state courts.  In connection with the settlement of certain of these cases and the remaining civil actions, the company recorded a $25 million pre-tax charge against earnings in the first nine months of fiscal 2004 as an additional reserve for these matters.  The litigation expenses are considered general corporate expenses and do not affect segment operating results.

Currently, the company guarantees certain obligations primarily associated with leases of several of its equity method investees and divested businesses.  Most of these guarantees resulted from the company’s fresh beef and pork divestiture, the chicken business and UAP North America divestitures.  The leases have terms not exceeding 13 years and the maximum amount of future payments the company has guaranteed is approximately $56.9 million.  The company has also assigned a hog purchase contract to the beef and pork joint venture and the venture has indemnified the company for all liabilities under the contract.  The company has guaranteed the performance of the fresh beef and pork joint venture with respect to the hog purchase contract.  The hog purchase contract requires the fresh beef and pork joint venture to purchase a minimum of approximately 1.2 million hogs annually through 2014.  The contract stipulates minimum price commitments, based in part on market prices and, in certain circumstances, also includes price adjustments based on certain inputs.  The company does not have a significant liability established in its balance sheet for these arrangements as the company has determined that performance under the guarantees is not probable.

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

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 22, 2004

(columnar dollars in millions except per share amounts)

10.       Business Segments

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

As a result of the UAP North America divestiture and the anticipated divestiture of UAP International, the company reclassified all activity previously reflected in the Agricultural Products reporting segment into discontinued operations for all periods presented.  As such, the company no longer has an Agricultural Products reporting segment.

On September 19, 2002 (during the company’s second quarter of fiscal 2003), the company sold a controlling interest in its fresh beef and pork operations to a joint venture led by outside investors (see Note 3 to the condensed consolidated financial statements).  As a result, the Meat Processing segment information includes beef and pork operating activity for the thirteen and thirty-nine weeks ended February 23, 2003, but no activity for the thirteen and thirty-nine weeks ended February 22, 2004.

Intersegment sales have been recorded at amounts approximating market.  Operating profit for each segment is based on net sales less all identifiable operating expenses.  General corporate expense, net interest expense, equity method investment earnings and income taxes have been excluded from segment operations.

During the third quarter, the company recognized charges associated with operational savings initiatives of $24.1 million, $23.7 million in its Packaged Foods segment and $0.4 million in its Food Ingredients segment.  During the first three quarters of the fiscal year the company recognized charges of approximately $38 million for these initiatives, $30.7 million in its Packaged Foods segment and $7.3 million in its Food Ingredients segment.

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 22, 2004

(columnar dollars in millions except per share amounts)

	Thirteen weeks ended
	February 22, 2004	February 23, 2003
Sales to unaffiliated customers
Packaged Foods	$2,967.5	$3,009.3
Food Ingredients	630.2	605.0
Total	$3,597.7	$3,614.3

Intersegment sales
Packaged Foods	$1.5	$6.8
Food Ingredients	47.9	116.1
	49.4	122.9
Intersegment elimination	(49.4)	(122.9)
Total	—	—

Net sales
Packaged Foods	$2,969.0	$3,016.1
Food Ingredients	678.1	721.1
Intersegment elimination	(49.4)	(122.9)
Total	$3,597.7	$3,614.3

Operating profit
Packaged Foods	$396.0	$416.2
Food Ingredients	54.5	29.8
Total operating profit	450.5	446.0

General corporate expenses	76.3	88.7
Interest expense, net	62.0	63.6
Equity method investment earnings	1.9	11.8
Income tax expense	122.3	105.2

Income from continuing operations before cumulative effect of changes in accounting	$191.8	$200.3

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 22, 2004

(columnar dollars in millions except per share amounts)

	Thirty-nine weeks ended
	February 22, 2004	February 23, 2003
Sales to unaffiliated customers
Packaged Foods	$8,916.6	$9,193.2
Food Ingredients	1,849.5	1,845.2
Meat Processing	—	2,468.7
Total	$10,766.1	$13,507.1

Intersegment sales
Packaged Foods	$19.9	$22.6
Food Ingredients	282.4	430.0
Meat Processing	—	281.7
	302.3	734.3
Intersegment elimination	(302.3)	(734.3)
Total	—	—

Net sales
Packaged Foods	$8,936.5	$9,215.8
Food Ingredients	2,131.9	2,275.2
Meat Processing	—	2,750.4
Intersegment elimination	(302.3)	(734.3)
Total	$10,766.1	$13,507.1

Operating profit
Packaged Foods	$1,123.3	$1,225.2
Food Ingredients	142.4	115.5
Meat Processing	—	49.0
Total operating profit	1,265.7	1,389.7

General corporate expenses	247.2	273.7
Interest expense, net	195.9	216.6
Equity method investment earnings	29.4	27.1
Income tax expense	251.7	329.9

Income from continuing operations before cumulative effect of changes in accounting	$600.3	$596.6

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 22, 2004

(columnar dollars in millions except per share amounts)

11.       Other Matters

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

In September 2003, the company closed out all of its interest rate swap agreements in order to lock-in existing favorable interest rates.  These interest rate swap agreements were previously put in place as a strategy to hedge interest costs associated with long-term debt.  The termination of these interest rate swap agreements will generate capital gains which the company will recognize in its income tax returns over the next several years.  As a result of the expected termination of these interest rate swap agreements, the company determined as of the end of the first quarter of fiscal 2004 it was then more likely than not it would be able to realize the deferred tax assets associated with the capital loss carryforwards.  Accordingly, during the thirty-nine weeks ended February 22, 2004, the company recognized an income tax benefit of $47 million, which increased diluted earnings per share by $0.09.

For financial statement and tax purposes the proceeds received upon termination of the interest rate swap agreements will be recognized over the term of the debt instruments originally hedged, primarily in fiscal 2004 and 2005.

As a result of the disposition of UAP North America during the second quarter of fiscal 2004, the company generated capital gains which will be recognized in the current year income tax return.  Accordingly, the company has determined it is more likely than not it will be able to realize additional deferred tax assets associated with the capital loss carryforwards generated in the fresh beef and pork divestiture.  As such, the company recognized an income tax benefit of $8.7 million during the second quarter of fiscal 2004, which increased diluted earnings per share by $0.02.

Also in September 2003, the company reached an agreement with the Internal Revenue Service (“IRS”) with respect to the IRS’s examination of the company’s tax returns for fiscal years 1996 through 1999.  As a result of the favorable resolution of these matters, the company reduced income tax expense and the related provision for income taxes payable by $17 million, or $0.03 per diluted share, during the first three quarters of fiscal 2004.

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

Following is management’s discussion and analysis of the company’s operating results as well as liquidity and capital resources which should be read together with the company’s financial statements and related notes contained in this report.  Results for the thirteen and thirty-nine week period ended February 22, 2004, are not necessarily indicative of results that may be attained in the future.

Fiscal 2004 Third Quarter Overview

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

During the third quarter of fiscal 2004, the company:

•                  recognized diluted earnings per share of $0.38 as compared to $0.30 in the same period of the prior year,

•                  experienced 6% sales growth in the company’s top 30 consumer brands, with several major brands posting double-digit sales growth,

•                  commenced a share repurchase program of up to $1 billion, and

•                  continued the implementation of certain operational efficiency initiatives begun in the first half of this year that will span the next several quarters, which involve procurement, manufacturing, transportation, warehousing, administrative and other functions.

ConAgra Foods, Inc. and Subsidiaries
Part I – Financial Information

Recent Developments

Divestitures

On November 23, 2003, the company divested its chicken business and the U.S. and Canadian crop inputs business of United Agri Products (“UAP North America”).  These divestitures, combined with prior year divestitures of the company’s fresh beef and pork, canned seafood and cheese operations complete a multi-year program aimed at divesting the company’s significant non-core businesses in order to strategically reshape the company and focus the company’s capital on branded, value-added foods.  A small portion of UAP (“UAP International”) remains, which the company anticipates will be sold within the next 12 months.

As part of its chicken business divestiture, the company received $301 million of cash and 25.4 million shares of Pilgrim’s Pride Class A common stock valued at $246.1 million.  The common stock received is contractually restricted, such that the company cannot sell any portion of the shares for a period of one year from the date of the chicken business divestiture.  After one year, up to 8.47 million shares may be sold.  The remaining shares can be sold in future periods, but no more than 8.47 million shares may be sold in any twelve-month period.  With the consent of Pilgrim’s Pride Corporation, these trading restrictions may be waived.  The fair value of the Pilgrim’s Pride Class A common stock was based on an independent valuation received by the company and is reflective of the common stock’s trading restrictions.  As of February 22, 2004, 8.47 million shares are classified as available-for-sale, as these shares may be sold by the company within twelve months.  The available-for-sale shares are stated at fair value based on quoted market prices with unrealized gains of $57.6 million included in accumulated other comprehensive income, net of applicable taxes.  The remaining 16.93 million shares are accounted for at cost.  The Pilgrim’s Pride common stock is included in the company’s balance sheet within “Other assets”.

The final sales price of the chicken business is subject to a purchase price adjustment based on determination of the final net assets sold, which is expected to occur in the fourth quarter of fiscal 2004.

On November 23, 2003, the company completed the sale of UAP North America to Apollo Management, L.P. (“Apollo”).  The company received $503 million of cash, $60 million of Series A redeemable preferred stock of UAP Holdings (the “UAP Preferred Securities”), and $61 million in the form of a receivable from Apollo.  During the third quarter, the company collected $26 million of the receivable from Apollo.  The UAP Preferred Securities contain a payment-in-kind dividend of 8% for the first five years, 9% for year six, and 10% for years seven through nine.  In January 2004, Apollo repurchased $26.1 million of the preferred securities for cash.  The remaining UAP Preferred Securities must be redeemed by December 2012.  The preferred securities may be redeemed earlier at UAP Holding’s option, at the company’s option in the event of a change of control and are required to be redeemed upon Apollo’s sale of its UAP Holding’s common stock.   Any redemption would be subject to the terms of UAP Holding’s current material financing agreements.  Based on an independent valuation received by the company, the fair value of the UAP Preferred Securities was estimated to approximate their face value.  The UAP Preferred Securities investment is included in the company’s balance sheet within “Other assets”.

As part of the disposition of UAP North America, the company recognized a loss of approximately $16 million in the second quarter of fiscal 2004, which is included in the company’s results from discontinued operations.  In January 2004, the company received additional net proceeds of $23.9 million primarily for actual rebates received by UAP North America from its suppliers subsequent to November 23, 2003 which relate to the previous crop year.  These proceeds are included in the company’s results from discontinued operations.

ConAgra Foods, Inc. and Subsidiaries
Part I – Financial Information

The final sales price of UAP North America is subject to a purchase price adjustment based on determination of the final net assets sold, which is expected to occur in the fourth quarter of fiscal 2004.

As a result of the UAP North America divestiture and the anticipated divestiture of UAP International, the company reclassified all activity previously reflected in the Agricultural Products reporting segment into discontinued operations.  In the fourth quarter of fiscal 2003, the company began classifying all activity associated with its chicken processing business within discontinued operations.  As such, the company’s discontinued operations now includes the historical results of all of the Agricultural Products segment and chicken processing, and will continue to reflect the activity of UAP International until its anticipated disposal within the next 12 months.

Operational Efficiency Initiatives

Earlier in the fiscal year, the company began the implementation of certain operational efficiency initiatives.  These initiatives are intended to improve the company’s cost structure, margins and competitive position through the elimination of duplicative costs and overhead, consolidation of selected plants and support functions and realignment of businesses.  Costs associated with the implementation of such initiatives will be recognized as they are incurred and are expected to continue over the next several quarters.  During the third quarter, the company recognized charges associated with these initiatives of approximately $24 million, or $0.03 per diluted share.  The company anticipates additional charges of approximately $27 million, or $0.04 per diluted share, will be recognized during its fourth quarter of the current fiscal year.

Share Repurchase Program

On December 4, 2003, the company announced a share repurchase program of up to $1 billion.  The share repurchase program began on December 23, 2003 and, during the third quarter of fiscal 2004, the company repurchased approximately 8.3 million common shares for a total cost of $218 million.  The purchase of all shares pursuant to the authorization would result in the repurchase of approximately 40 million shares, or approximately 7% of the company’s existing common stock, based on the market price of the company’s stock at the time of the buyback announcement.

Operating Results

Continuing Operations

Sales

Sales for the third quarter of fiscal 2004 were $3.6 billion, down $17 million, essentially unchanged from the same period in the prior year.  Prior year sales include $155 million from the divested canned seafood and cheese processing operations (divested in the fourth quarter of fiscal 2003).

Sales for the first three quarters of fiscal 2004 were $10.8 billion, down $2.7 billion, or 20%, from the same period in the prior year.  Prior year sales include $2.5 billion from the divested fresh beef and pork business and $461 million from the divested canned seafood and cheese processing operations.

Packaged Foods sales for the third quarter were $3.0 billion, down $42 million, or 1%, compared to the same period in the prior year.  Prior year sales include $155 million from the divested canned seafood and cheese processing operations.  Overall, the Packaged Foods segment’s top 30 consumer brands, which represent approximately 60% of the segment sales, grew 6% as a group, partly reflecting new marketing initiatives, new dedicated sales teams assigned to specific customers, higher selling prices, and favorable

ConAgra Foods, Inc. and Subsidiaries
Part I – Financial Information

consumer trends.  Several major brands posted double-digit sales growth, including Banquet, Chef Boyardee, Egg Beaters, PAM, Peter Pan, Reddi-wip, Slim Jim, Snack Pack, Swiss Miss, and Wesson.  Several large brands posted sales declines, including ACT II, Butterball, Eckrich and Healthy Choice.  Packaged Foods sales also grew in the third quarter due to increased sales in the Foodservice channel to certain larger customers.  Packaged Foods sales volumes for the third quarter of fiscal 2004 decreased 1%.  Sales volumes increased 2% after excluding $155 million of sales from divested businesses in prior year amounts.

Packaged Foods sales for the first three quarters of fiscal 2004 were $8.9 billion, down $277 million, or 3%, as compared to the same period in the prior year.  Prior year sales include $461 million resulting from the divested canned seafood and cheese processing operations.  Packaged Foods sales volumes for the first three quarters of fiscal 2004 decreased 3%, of which 2 percentage points of the decrease resulted from the canned seafood divestiture.

Sales for the third quarter in the company’s Food Ingredients segment were $630 million, an increase of 4% from the same period in the prior year, while sales volumes declined 1%.  Sales for the first three quarters in the segment were $1.8 billion, essentially unchanged as compared to the same period in the prior year, while sales volumes declined 3%.

Gross Profit

The company’s gross profit for the third quarter of fiscal 2004 was $805 million, a decrease of $35 million, or 4%, from the same period in the prior year.  Included in the prior year gross profit was $21 million associated with the divested canned seafood operation.  Costs of implementing the company’s operational efficiency initiatives reduced gross profit for the third quarter of fiscal 2004 by $13 million.

The company’s gross margin (gross profit as a percentage of net sales) for the third quarter of fiscal 2004 was 22% as compared to 23% for the same period in the prior year.  Gross margins associated with the divested canned seafood operations in the third quarter of the prior year approximated 14%.

Packaged Foods gross profit for the third quarter of fiscal 2004 was $716 million, a decrease of $46 million, or 6%, from the same period in the prior year.  Costs of implementing the company’s operational efficiency initiatives reduced gross profit for the third quarter of fiscal 2004 by $13 million.  Included in the prior year gross profit was $21 million associated with the divested canned seafood operation.  Gross margins decreased to 24% from 25% in the same period of the prior year, due to less favorable product mix and higher input costs, which were not fully offset by higher selling prices for certain of the company’s products.

Food Ingredients gross profit for the third quarter of fiscal 2004 increased $11 million, or 15%, to $89 million reflecting better results from the Specialty Ingredients group’s dehydrated garlic and onion operations.  Gross margins increased to approximately 14% in the third quarter of fiscal 2004 as compared to 13% in the same quarter in the prior year.

The company’s gross profit for the first three quarters of fiscal 2004 was $2.4 billion, a decrease of $195 million, or 7%, as compared to the same period in the prior year.  Included in the prior year gross profit was $64 million associated with the divested canned seafood and $82 million associated with the divested fresh beef and pork operations.  Costs of implementing the company’s operational efficiency initiatives reduced gross profit for the thirty-nine weeks ended February 22, 2004 by $15 million.

ConAgra Foods, Inc. and Subsidiaries
Part I – Financial Information

The company’s gross margin for the first three quarters of fiscal 2004 was 22% as compared to 19% for the same period in the prior year, as the company benefited significantly from the divestiture of the lower-margin fresh beef and pork operations.  Gross margins associated with the divested fresh beef and pork operations were 3% in the first three quarters of fiscal 2003.

Packaged Foods gross profit for the first three quarters of fiscal 2004 decreased $132 million, or 6%, from the same period in the prior year to $2.1 billion.  Included in the prior year was $64 million associated with the divested canned seafood operation.  Costs of implementing the company’s operational efficiency initiatives reduced gross profit by $14 million.  Gross margins decreased to 24% from 25% in the same period of the prior year due to the same reasons cited in the third quarter discussion, above.

Food Ingredients gross profit for the first three quarters of fiscal 2004 was $272 million, an increase of $20 million from the same period in the prior year.  Costs of implementing the company’s operational efficiency initiatives reduced gross profit by $2 million.  Gross margins increased to 15% as compared to 14% in the prior year.

Selling, General and Administrative Expenses (includes general corporate expense)

Selling, general and administrative (“SG&A”) expenses totaled $431 million for the third quarter of fiscal 2004, down $52 million, or 11%, as compared to the same period in the prior year, reflecting lower sales commissions and advertising and promotions costs, partially offset by $11 million of costs relating to the company’s operational efficiencies initiatives.  Included in the prior year SG&A expense, but not in the current year are $10 million of expenses related to the sale of the divested fresh beef and pork operation and expenses associated with the divested canned seafood operation totaling $8 million.

SG&A expenses totaled $1.4 billion for the first three quarters of fiscal 2004, down $97 million, or 7%, as compared to the same period in the prior year.  The year-to-date decrease was primarily a result of the expenses associated with the divested canned seafood operation and the divested fresh beef and pork operation totaling $97 million of which transaction costs of $37 million related to the beef and pork divestiture is included in general corporate expense in the prior year period.  The lower SG&A expenses also reflect lower sales commissions and advertising and promotions costs.  These benefits were partially offset by additional litigation reserves recognized in the first quarter related to a choline chloride joint venture with E.I. du Pont Nemours and Co. that was sold in 1997.  Also included in SG&A for the first three quarters of fiscal 2004 are $23 million of costs associated with the company’s operational efficiency initiatives.  The adjustment to litigation reserves is included in general corporate expense for the first three quarters of fiscal 2004.

Operating Profit (earnings before general corporate expense, net interest expense, equity method investment earnings, and income taxes)

Packaged Foods operating profit for the third quarter of fiscal 2004 decreased $20 million, or 5%, to $396 million as compared to the same period in the prior year.  Operating profit in the prior year but not in the current year includes $15 million resulting from the divested canned seafood and cheese processing operations.  In addition, the current year includes approximately $24 million of charges associated with the company’s cost saving initiatives discussed in the “Recent Developments” section above.  Operating profit reflects growth for several major brands partly offset by lower profits for certain products caused by higher input costs.

For the first three quarters of the year, Packaged Foods operating profit was $1.1 billion, compared with $1.2 billion for the first three quarters of last fiscal year; divested businesses contributed approximately

ConAgra Foods, Inc. and Subsidiaries
Part I – Financial Information

$41 million of operating profit to the Packaged Foods segment in the first three quarters of the last fiscal year.  In addition, the current year also includes charges associated with operational efficiency initiatives of $31 million.

Food Ingredients operating profit for the third quarter of fiscal 2004 was $55 million, an increase of $25 million, or 83%, over the same period in the prior year.  The operating profit increase resulted from improved results in the segment’s Specialty Ingredients group’s dehydrated garlic and onion operations as well as the effect of prior year unfavorable inventory adjustments.

Food Ingredients operating profit for the first three quarters of fiscal 2004 was $142 million, an increase of $27 million, or 23%, as compared to the first three quarters of the prior year.  The current year operating profit includes approximately $7 million of charges associated with the company’s operational efficiency initiatives discussed in the “Recent Developments” section above.

Equity Method Investment Earnings

Equity method investment earnings for the third quarter of fiscal 2004 were $2 million, compared with $12 million for the same quarter of the prior year.  Results for the first three quarters were $29 million, compared with $27 million for the same period in the prior year.

Interest Expense, Net

Net interest expense for the third quarter of fiscal 2004 decreased $2 million, or 3%, as compared to the same period in fiscal 2003, primarily reflecting a decrease in the company’s average interest bearing debt.  Net interest expense for the first three quarters of fiscal 2004 decreased $21 million, or 10%, reflecting a decrease in average interest bearing debt and an increase in interest bearing assets.

During the second quarter of fiscal 2004, the company closed out all of its interest rate swap agreements in order to lock-in existing favorable interest rates.  These interest rate swap agreements were previously put in place as a strategy to hedge interest costs associated with long-term debt.  For financial statement and tax purposes the proceeds received upon termination of the interest rate swap agreements will be recognized over the term of the debt instruments originally hedged, primarily in fiscal 2004 and 2005.

Income Taxes

The effective tax rate was approximately 39% in the third quarter of fiscal 2004, as compared to an effective tax rate of 34% in the same period in the prior fiscal year.  For the first three quarters of fiscal 2004, the effective tax rate was approximately 30%, as compared to an effective tax rate of approximately 36% for the first three quarters of the prior year.

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

In September 2003, the company closed out all of its interest rate swap agreements in order to lock-in existing favorable interest rates.  These interest rate swap agreements were previously put in place as a strategy to hedge interest costs associated with long-term debt.  The termination of these interest rate swap

ConAgra Foods, Inc. and Subsidiaries
Part I – Financial Information

agreements will generate capital gains which the company will recognize in its income tax returns over the next several years.  As a result of the expected termination of these interest rate swap agreements, the company determined as of the end of the first quarter of fiscal 2004 it was then more likely than not it would be able to realize the deferred tax assets associated with the capital loss carryforwards.  Accordingly, during the first three quarters of fiscal 2004, the company recognized an income tax benefit of $47 million, which increased diluted earnings per share by $0.09.

For financial statement and tax purposes the proceeds received upon termination of the interest rate swap agreements will be recognized over the term of the debt instruments originally hedged. Consequently, the company’s interest expense, primarily in fiscal 2004 and 2005, will continue to reflect the locked-in interest rates.

As a result of the disposition of UAP North America during the second quarter of fiscal 2004, the company generated capital gains which will be recognized in the current year income tax return.  Accordingly, the company determined it is more likely than not it will be able to realize additional deferred tax assets associated with the capital loss carryforwards generated in the fresh beef and pork divestiture.  As such, the company recognized an income tax benefit of $8.7 million during the second quarter of fiscal 2004, which increased diluted earnings per share by $0.02.

Also in September 2003, the company reached an agreement with the Internal Revenue Service (“IRS”) with respect to the IRS’s examination of the company’s tax returns for fiscal years 1996 through 1999.  As a result of the favorable resolution of these matters, the company reduced income tax expense and the related provision for income taxes payable by $17 million, or $0.03 per diluted share, during the thirty-nine week period ending February 22, 2004.

Discontinued Operations

The company currently recognizes as discontinued operations the divested chicken processing business and UAP North America operations, as well as the UAP International operations which are anticipated to be sold within 12 months.  Income from discontinued operations, net of tax, was $12.9 million in the third quarter of fiscal 2004, as compared to a loss from discontinued operations of $39.3 million in the same period in the prior year.  The third quarter of the current fiscal year includes $23.9 million which primarily represents collections on behalf of the company of actual rebates UAP North America received from its suppliers subsequent to November 23, 2003 which relate to the prior crop year.  The company is entitled to these rebates pursuant to the divestiture agreement.  The first three quarters of the current year include $26 million ($23 million net of tax) of costs resulting from asset impairment charges and losses associated with the disposal of the applicable businesses.  During the first three quarters of fiscal 2004, income from discontinued operations, net of tax, was $81.1 million as compared to $23.9 million in the same period in the prior year.

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

ConAgra Foods, Inc. and Subsidiaries
Part I – Financial Information

Cumulative Effect of Changes in Accounting

Effective February 22, 2004, the company adopted FIN No. 46, Consolidation of Variable Interest Entities, as revised December 2003 (“FIN No. 46R”), resulting in a cumulative effect of accounting change that decreased net income by $1.4 million (net of taxes of $0.9 million).

Effective May 26, 2003, the company adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, resulting in a cumulative effect of accounting change that decreased net income by $11.7 million (net of taxes of $7.2 million), or $0.02 per diluted share in the first half of fiscal 2004.

The company adopted SFAS No. 142, Goodwill and Other Intangible Assets, at the beginning of fiscal 2003 resulting in a cumulative effect of an accounting change that increased net income by $3.9 million, or $0.01 per diluted share in the first half of fiscal 2003.

Earnings Per Share

The company’s fiscal 2004 third quarter diluted earnings per share were $0.38; $0.36 per share from continuing operations and $0.02 per share from discontinued operations.  Fiscal 2003 third quarter diluted earnings per share were $0.30;  $0.38 per share from continuing operations and an $0.08 per share loss from discontinued operations.

For the first three quarters of fiscal 2004, the company’s earnings per share were $1.26; $1.13 per share from continuing operations, $0.15 per share from discontinued operations and $0.02 per share loss associated with cumulative effect of an accounting change.  Fiscal 2003 first three quarters’ diluted earnings per share were $1.18; $1.12 per share from continuing operations, $0.05 per share from discontinued operations and $0.01 per share associated with the cumulative effect of an accounting change.

Other

On June 22, 2001, the company filed an amended annual report on Form 10-K for the fiscal year ended May 28, 2000.  The filing included restated financial information for fiscal years 1997, 1998, 1999 and 2000.  The restatement, due to accounting and conduct matters at its United Agri Products, Inc., (“UAP”) subsidiary, was based upon an investigation undertaken by the company and the Audit Committee of its Board of Directors.  The restatement was principally related to revenue recognition for deferred delivery sales and vendor rebates, advance vendor rebates and bad debt reserves.  The Securities and Exchange Commission (“SEC”) issued a formal order of nonpublic investigation dated September 28, 2001.  The company is cooperating with the SEC investigation, which relates to the UAP matters described above, as well as other aspects of the company’s financial statements, including the level and application of certain of the company’s reserves.  The company is conducting discussions with the SEC Staff regarding a possible settlement of these matters.  At this time, the company cannot predict whether these discussions will result in a settlement and, if so, the terms of such settlement.

ConAgra Foods, Inc. and Subsidiaries
Part I – Financial Information

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

As part of its accounts receivable securitization program, the company enters into certain agreements to sell interests in pools of eligible trade accounts receivable.  As of the end of the third quarter of fiscal 2004, the existing program allowed the company to fund up to $400 million of receivables at any one time.  The accounts receivable are sold without recourse at a discount, and this cost is included in selling, general and administrative expenses.  Because these accounts receivable are sold without recourse to unrelated third parties, accounts receivable balances sold are excluded from the company’s consolidated financial statements.  As of the end of the third quarter of fiscal 2004 and 2003, accounts receivable sold totaled $90 million and $501 million (inclusive of $136 million from discontinued operations in the prior year), respectively.  The ability to sell accounts receivable is, in part, dependent upon the credit quality of the underlying accounts receivable.  Although not anticipated by the company’s management, deterioration of the credit quality of accounts receivable could impact the company’s ability to sell receivables under this program.  If the company were unable to obtain funds through its receivables program, the company would source its liquidity needs through additional borrowings under its commercial paper program.  The interest rates for commercial paper are generally between .05 and .10 percentage points higher than the implicit rate for the accounts receivable sales program.

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

The company’s overall level of interest-bearing debt as of the end of the third quarter of fiscal year 2004 and 2003, totaled $5.7 billion and $6.0 billion, respectively.  The reduction primarily reflects scheduled payments of maturing debt of $512 million over the last 12 months.  The company’s adoption of FIN No. 46R resulted in the addition of $418 million to interest-bearing debt in the company’s financial statements as of February 22, 2004.

ConAgra Foods, Inc. and Subsidiaries
Part I – Financial Information

Cash Flows

During the first three quarters of fiscal 2004, the company used $95 million of cash, which was the net impact of $773 million generated from continuing operations, $700 million generated from investing activities, $1.4 billion used in financing activities, and $151 million used in the company’s discontinued chicken and UAP North America operations.

Cash generated from operating activities of continuing operations totaled $773 million in the first three quarters of fiscal 2004, as compared to $756 million generated in the same period of the prior year.

Cash generated from investing activities totaled $700 million in the first three quarters of fiscal 2004, versus cash generated from investing activities of $400 million in the same period of fiscal 2003.  Investing activities for the first three quarters of fiscal 2004 consisted primarily of proceeds from the divestitures of the chicken and UAP North America operations of approximately $857 million partially offset by expenditures for additions to property, plant and equipment under the company’s capital expenditure plans.  The company received net cash proceeds of $618 million in the second quarter of fiscal 2003 from the fresh beef and pork divestiture, offset in part by capital expenditures.

Cash used in financing activities totaled $1.4 billion in the first three quarters of fiscal 2004, as compared to cash used of $642 million in the first three quarters of fiscal 2003.  During the first three quarters of fiscal 2004, the company made scheduled debt payments of $509 million, paid dividends of $400 million and borrowed $38 million in commercial paper.  The company also repurchased 8.3 million shares of its common stock for $218 million under the share repurchase program adopted by the board of directors in December 2003.  In the first three quarters of fiscal 2003, the company borrowed $154 million using commercial paper, made scheduled debt payments of $218 million, paid down its accounts receivable securitization program by $256 million and paid dividends of $379 million.

Cash used in discontinued operations totaled $151 million in the first three quarters of fiscal 2004 versus cash used of $594 million in the first three quarters of fiscal 2003, primarily due to lower use of working capital in the company’s discontinued agricultural products operations.

Management believes that cash flows from operations, existing credit facilities and access to capital markets will provide sufficient liquidity to meet its working capital needs, planned capital expenditures and payment of anticipated quarterly dividends.

Off-Balance Sheet Arrangements

The company uses off-balance sheet arrangements (e.g., operating leases) where the economics and sound business principles warrant their use. The company periodically enters into guarantees and other similar arrangements as part of transactions in the ordinary course of business. These are described further in “Obligations and Commitments”, below.

The company uses off-balance sheet arrangements in connection with the securitization and sale of trade receivables generated in the ordinary course of business.  As of February 22, 2004, the company had agreements to sell interests in pools of receivables in an amount not to exceed $400 million at any one time.  At February 22, 2004 and February 23, 2003, the outstanding interests in pools of receivables amounted to $90 million and $501 million (inclusive of amounts in discontinued operations in the prior year), respectively.

ConAgra Foods, Inc. and Subsidiaries
Part I – Financial Information

As a result of adopting FIN No. 46R, the company has consolidated several entities from which it leases property, plant and equipment.  The company has also deconsolidated ConAgra Capital, L.C. (ConAgra Capital), an indirectly controlled subsidiary of the company.  As such, the company has reflected the assets and liabilities of these variable interest entities in its financial statements.  The company has no other material obligations arising out of variable interests with unconsolidated entities.

Obligations and Commitments

As part of its ongoing operations, the company enters into arrangements that obligate the company to make future payments under contracts such as lease agreements, debt agreements and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as “take-or-pay” contracts).  The unconditional purchase obligation arrangements are entered into by the company in its normal course of business in order to ensure adequate levels of sourced product are available to the company.  Of these items, capital lease and debt obligations, which total $5.7 billion, are currently recognized as liabilities in the company’s consolidated balance sheet.  Operating lease obligations and unconditional purchase obligations, which total $1.0 billion, are not recognized as liabilities in the company’s consolidated balance sheet in accordance with generally accepted accounting principles.  Payments in excess of debt service requirements to be made to variable interest entities, which have been consolidated under the requirements of FIN No. 46R, are included in operating lease obligations.

A summary of the company’s contractual obligations as of February 22, 2004 is as follows (including obligations of discontinued operations):

	Payments Due by Period
(in millions) Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt	$5,684.9	$373.1	$1,220.0	$16.8	$4,075.0
Lease obligations	623.3	96.9	163.6	153.6	209.2
Purchase obligations	370.0	111.6	146.2	54.2	58.0
Total obligations	$6,678.2	$581.6	$1,529.8	$224.6	$4,342.2

As part of its ongoing operations, the company also enters into arrangements that obligate the company to make future cash payments only upon the occurrence of a future event (e.g., guarantee debt or lease payments of a third party should the third party be unable to perform).  In accordance with generally accepted accounting principles, the following commercial commitments are not recognized as liabilities in the company’s consolidated balance sheet.  A summary of the company’s commitments, including commitments associated with equity method investments, as of February 22, 2004 is as follows (there were no commitments associated with discontinued operations):

(in millions)	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Guarantees	$70.2	$7.6	$15.1	$20.7	$26.8
Other commitments	6.0	1.7	4.2	0.1	—
Total commitments	$76.2	$9.3	$19.3	$20.8	$26.8

ConAgra Foods, Inc. and Subsidiaries
Part I – Financial Information

The company’s total commitments of $76 million include approximately $57 million in guarantees and other commitments the company has made on behalf of the company’s fresh beef and pork joint venture and divested chicken and UAP North America businesses.

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

Trading Activities

The company accounts for certain contracts (e.g., “physical” commodity purchase/sale contracts and derivative contracts) at fair value.  The company considers a portion of these contracts to be its “trading” activities; specifically, those contracts that do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related amendment, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (collectively “SFAS No. 133”).  The table below summarizes the changes in trading assets and liabilities for the first three quarters ended February 22, 2004:

(in millions)

Net asset outstanding as of May 25, 2003	$37.4
Contracts settled during the period (1)	(21.6)
Changes in fair value of contracts outstanding as of February 22, 2004 (2)	4.8
Changes attributable to changes in valuation techniques and assumptions	—
Net asset outstanding as of February 22, 2004	$20.6

(1)          Includes contracts outstanding at May 25, 2003, and contracts entered into and settled during the period.

(2)          Includes option premiums paid and received.

The following table represents the fair value and scheduled maturity dates of such contracts outstanding as of February 22, 2004:

	Fair Value of Contracts as of February 22, 2004 net asset / (liability)
Source of Fair Value	Maturity less than 1 year	Maturity 1-3 years	Total Fair Value
Prices actively quoted (i.e., exchange-traded contracts)	$9.9	$0.8	$10.7
Prices provided by other external sources (i.e., non-exchange-traded contracts)	10.1	(0.2)	9.9
Prices based on other valuation models (i.e., non-exchange-traded contracts)	—	—	—
Total fair value	$20.0	$0.6	$20.6

ConAgra Foods, Inc. and Subsidiaries
Part I – Financial Information

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

Critical Accounting Policies

A discussion of the company’s critical accounting policies may be found in the “Management’s Discussion & Analysis” section of the company’s fiscal 2003 annual report on Form 10-K.  There have been no significant changes with respect to these policies during the first three quarters of fiscal 2004.

Related Party Transactions

A discussion of the company’s related party transactions may be found in the “Management’s Discussion & Analysis” section of the company’s fiscal 2003 annual report on Form 10-K.  A discussion of the effect of the company’s adoption of FIN No. 46R on the accounting for these transactions is presented in Note 1 to the condensed consolidated financial statements.

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

Other than the changes noted below, there have been no material changes in the company’s market risk during the thirty-nine weeks ended February 22, 2004.  For additional information, refer to the subsection ”Market Risk” in the “Management’s Discussion & Analysis” in Item 7 of the fiscal 2003 annual report on Form 10-K.

Interest Rate Risk

The company has primarily used interest rate swaps to manage the effect of interest rate changes on a portion of its debt and forecasted debt balances.  The company enters into such interest rate swaps to take advantage of low short-term rates, while continuing to maintain long-term financing.  As of February 23, 2003 the fair value of the interest rate swap agreements recognized in prepaid expenses and other current assets was approximately $200 million, while the fair value of interest rate swap agreements recognized in other accrued liabilities was approximately $26 million.  A one percentage point increase/decrease in interest rates would have decreased/increased the fair value of the interest rate swap agreements by approximately $46 million as of February 23, 2003.  All of the company’s interest rate swaps were

ConAgra Foods, Inc. and Subsidiaries
Part I – Financial Information

liquidated in the second quarter of fiscal 2004 (see Note 11 to the condensed consolidated financial statements).

As of February 22, 2004 and February 23, 2003, the fair value of the company’s fixed rate debt was estimated at $6.1 billion and $6.6 billion, respectively, based on current market rates primarily provided by outside investment advisors.  As of February 22, 2004 and February 23, 2003, a one percentage point increase in interest rates would decrease the fair value of the company’s fixed rate debt by approximately $362 million and $468 million, respectively, while a one percentage point decrease in interest rates would increase the fair value of the company’s fixed rate debt by approximately $427 million and $410 million, respectively.  With respect to floating rate debt, a one percentage point change in interest rates would have impacted net interest expense by approximately $1.5 million and $6.8 million as of February 22, 2004 and February 23, 2003, respectively.

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

ConAgra Foods, Inc. and Subsidiaries
Part II – Other Information

Item 1.  Legal Proceedings

The company previously reported certain litigation information in its Form 10-K for the fiscal year ended May 25, 2003 and its Form 10-Q for the quarter ended November 23, 2003.

Item 6.  Exhibits and Reports on Form 8-K

(A)	Exhibits

	12	Statement regarding computation of ratio of earnings to fixed charges

	31.1	Section 302 Certificate of Chief Executive Officer

	31.2	Section 302 Certificate of Chief Financial Officer

	32.1	Section 906 Certificates

(B)	Reports on Form 8-K

The company filed a Current Report on Form 8-K dated March 25, 2004, with respect to an announcement on earnings for the quarter ended February 22, 2004.

ConAgra Foods, Inc. and Subsidiaries
Part II – Other Information

CONAGRA FOODS, INC.

By:

/s/ James P. O’Donnell

James P. O’Donnell
Executive Vice President,
Chief Financial Officer and
Corporate Secretary

By:

/s/ Dwight J. Goslee

Dwight J. Goslee
Executive Vice President,
Operations Control and
Development

By:

/s/ Jay D. Bolding
Jay D. Bolding
Senior Vice President, Controller

Dated this 1st day of April, 2004.

ConAgra Foods, Inc. and Subsidiaries
Exhibit Index

EXHIBIT	DESCRIPTION	PAGE

12	Statement regarding computation of ratio of earnings to fixed charges	39

31.1	Section 302 Certificate of Chief Executive Officer	40

31.2	Section 302 Certificate of Chief Financial Officer	41

32.1	Section 906 Certificates	42