Form 10-K
period 2004-05-30
CONAGRA FOODS INC /DE/
filed 2004-08-05
CIK 23217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

The aggregate market value of the voting common stock of ConAgra Foods, Inc. held by non-affiliates on November 23, 2003 was approximately $12.93 billion based upon the closing sale price on the New York Stock Exchange.

At July 26, 2004, 518,176,351 common shares were outstanding.

Documents incorporated by reference are listed on page 1.

Documents Incorporated by Reference

Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended May 30, 2004 (the “2004 Annual Report to Stockholders”) are incorporated into Part I, Item 1; Part II, Items 5, 6, 7, 7A and 8; and Part IV, Item 15.

Portions of the Registrant’s definitive Proxy Statement filed for Registrant’s 2004 Annual Meeting of Stockholders (the “2004 Proxy Statement”) are incorporated into Part III, Items 10, 11, 12, 13 and 14.

PART I

ITEM 1.  BUSINESS

a) General Development of Business

ConAgra Foods, Inc. (“ConAgra Foods” or the “company”) is a leading packaged food company serving a wide variety of food customers.  Over time, the company, which was first incorporated in 1919, has grown through acquisitions, operations and internal brand and product development.  The company’s more significant acquisitions have included Beatrice Company in 1990, Golden Valley Microwave Foods in 1992 and International Home Foods in 2001.  In recent years, ConAgra Foods has been pursuing an acquisition and divestiture strategy to shift its focus toward its core branded and value-added food products.

Over the past few years, the company has strategically repositioned its portfolio to focus on higher-margin, branded and value added businesses because that mix is expected to better serve consumers, customers, and shareholders over the long run.  Executing that strategy has involved acquiring branded operations and divesting commodity-related businesses.  The acquisitions included the fiscal 2001 purchase of International Home Foods and its Chef Boyardee, Gulden’s, Libby’s, PAM, and Louis Kemp brands.  These divestitures included the company’s chicken business, its U.S. and Canadian crop inputs businesses (“UAP North America”), a Spanish feed business, a controlling interest in its fresh beef and pork business (“fresh beef and pork divestiture”), its canned seafood operations, and its processed cheese operations.  Subsequent to fiscal year end 2004, the company disposed of its Portuguese poultry business.  The company is actively marketing the remaining international portion of its crop inputs business (“UAP International”) and plans to dispose of this operation during fiscal 2005.

b) Financial Information about Reporting Segments

For fiscal 2004, the company’s operations are classified into three reporting segments: Retail Products, Foodservice Products and Food Ingredients.  The company historically aggregated its retail and foodservice operations within a Packaged Foods reporting segment.  As a result of the strategic portfolio changes discussed above and management realignments in fiscal 2004, the company now reports its retail and foodservice operations as two separate reporting segments: Retail Products and Foodservice Products.  For fiscal 2003 and 2002, the company’s operations also include a Meat Processing reporting segment which reflects results associated with the company’s fresh beef and pork operations prior to the company selling a controlling interest in the operations during fiscal 2003.  The contributions of each reporting segment to net sales and operating profit, and the identifiable assets attributable to each reporting segment are set forth in note 19 “Business Segments and Related Information” on pages 88 through 90 of the company’s 2004 Annual Report to Stockholders and are incorporated herein by reference.

c) Narrative Description of Business

The company competes throughout the food industry and focuses on adding value for customers who sell into the retail food, foodservice and ingredients channels.

ConAgra Foods reporting segments are described below.  The ConAgra Foods companies and locations, including distribution facilities, within each reporting segment, are described in Item 2.

Retail Products

The Retail Products reporting segment includes branded foods in the shelf-stable, frozen and refrigerated temperature classes which are sold in various retail channels.

Shelf-stable products include tomato products, cooking oils, popcorn, soup, puddings, meat snacks, canned beans, canned pasta, canned chili, cocoa mixes and peanut butter for retail and deli customers.  Shelf-stable major brands include Hunt’s, Healthy Choice, Chef Boyardee, Wesson, Orville Redenbacher’s, PAM, Slim Jim, ACT II,

Peter Pan, Van Camp’s, Gulden’s, Beanee Weenee, Manwich, Hunt’s Snack Pack, Swiss Miss, Knott’s Berry Farm, La Choy, Gebhardt, DAVID, Wolf Brand, Pemmican, Penrose and Andy Capp’s.

Frozen food products include dinners, pizzas, turkeys, entrees, snacks, desserts, ice cream, potato products, hand-held dough-based products and seafood for retail and deli customers.  Frozen food major brands include Healthy Choice, Golden Cuisine, Banquet, Marie Callender’s, Butterball, Kid Cuisine, MaMa Rosa’s, Rosarita, Morton, Patio, La Choy, Artel and Wolfgang Puck.

Refrigerated food products include hot dogs, bacon, ham, sausages, cold cuts, turkey products, ethnic foods, kosher products, meat alternative products (e.g., soy-based hot dogs and patties), tablespreads, egg alternatives and dessert toppings for retail and deli customers.  Refrigerated food major brands include Armour, Butterball, Cook’s, Decker, Eckrich, Healthy Choice, Louis Kemp, Ready Crisp, Hebrew National, Brown ‘N Serve, Lightlife, National Deli, Parkay, Blue Bonnet, Fleischmann’s, Egg Beaters and Reddi-wip.

Foodservice Products

The Foodservice Products reporting segment includes branded and customized food products, including meals, entrees, prepared potatoes, meats, seafood, sauces, and a variety of custom-manufactured culinary products packaged for sale to restaurants and other foodservice establishments.

Major brands include Armour, Butterball, County Line, Cook’s, Decker, Longmont, Eckrich, Margherita, Texas BBQ, Signature, Hebrew National, Parkay, Blue Bonnet, Fleischmann’s, Egg Beaters, Reddi-wip, Angela Mia, Hunt’s, Healthy Choice, Chef Boyardee, Banquet, Gilardi’s, Lamb Weston, Holly Ridge, Fernando’s, Rosarita, The Max, Singleton, Wesson, PAM, Peter Pan, Van Camp’s, Gulden’s, J. Hungerford Smith, Manwich, Hunt’s Snack Pack, Swiss Miss, Knott’s Berry Farm, La Choy, Gebhardt and Wolf Brand.

Food Ingredients

The Food Ingredients segment includes certain branded and commodity food ingredients, including milled grain ingredients, seasonings, blends and flavorings, which are sold to food processors, as well as certain commodity sourcing and merchandising operations.

Unconsolidated Equity Investments

The company has a number of unconsolidated equity investments.  The more significant equity investments are involved in fresh beef and pork processing, barley malting, and potato production.  The company’s fresh beef and pork joint equity investment was established in fiscal 2003 when the company sold a controlling interest in its fresh beef and pork operations.

Discontinued Operations

During fiscal 2004, the company completed the divestitures of its chicken business, its U.S. and Canadian crop inputs businesses and its Spanish feed business.  Subsequent to fiscal year end 2004, the company disposed of its Portuguese poultry business.  The company is actively marketing UAP International and plans to dispose of these operations during fiscal 2005.  Accordingly, the company now reflects the results of operations for each of these businesses as discontinued operations for all periods presented.

General

The following comments pertain to each of the company’s reporting segments.

ConAgra Foods is a food company that operates in many different areas of the food industry, with a significant focus on the sale of branded and value-added consumer products.  ConAgra Foods uses many different raw materials, the bulk of which are commodities.  The prices paid for raw materials used in the products of ConAgra Foods generally reflect factors such as weather, commodity market fluctuations, currency fluctuations and the effects of governmental agricultural programs.  Although the prices of raw materials can be expected to fluctuate as a result of these factors, the company believes such raw materials to be in adequate supply and generally available from numerous sources. The company uses hedging techniques to minimize the impact of price fluctuations in its principal raw materials.  However, it does not fully hedge against changes in commodity prices and these strategies may not fully protect the company or its subsidiaries from increases in specific raw material costs.

The company experiences intense competition for sales of its principal products in its major markets.  The company’s products compete with widely advertised, well-known, branded products, as well as private label and customized products.  The company has major competitors in each of its reporting segments.

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

At May 30, 2004, ConAgra Foods and its subsidiaries had approximately 39,000 employees, primarily in the United States.

d) Foreign Operations

Foreign operations information is set forth in note 19 “Business Segments and Related Information” on pages 88 through 90 of the company’s 2004 Annual Report to Stockholders and is incorporated herein by reference.

e) Available Information

The company makes available, free of charge through its Internet website at http://www.conagrafoods.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Risk Factors

The following factors could affect the company’s operating results and should be considered in evaluating the company.

The company must identify changing consumer preferences and develop and offer food products to meet their preferences.

Consumer preferences evolve over time and the success of the company’s food products depends on the company’s ability to identify the tastes and dietary habits of consumers and to offer products that appeal to their preferences.  The company introduces new products and improved products in all of its business segments from time to time and incurs significant development and marketing costs.  If the company’s products fail to meet consumer preference, then the company’s strategy to grow sales and profits with new products will be less successful.

If the company does not achieve the appropriate cost structure in the highly competitive food industry, its profitability could decrease.

The company’s success depends in part on its ability to achieve the appropriate cost structure and be efficient in the highly competitive food industry.  The company is currently implementing profit-enhancing initiatives that impact its marketing, sales, operations and information systems functions.  These initiatives include: elimination of duplicative costs and overhead; consolidation of selected plants and support functions; efforts to streamline and improve the company’s ability to do business with its customers, distributors and brokers; and realignment of business organizations.  If the company does not continue to manage costs and achieve additional efficiencies, its competitiveness and its profitability could decrease.

Increased competition may result in reduced sales for the company.

The food industry is highly competitive, and increased competition can reduce sales for the company.

The consolidation of the company’s retail customers has resulted in large sophisticated customers with increased buying power.

The company’s retail customers, such as supermarkets and warehouse clubs, have consolidated in recent years and consolidation is expected to continue.  These consolidations have produced large, sophisticated customers with increased buying power who are more capable of resisting price increases and operating with reduced inventories.  These customers may also in the future use more of their shelf space, currently used for company products, for their private label products.  If the larger size of these customers results in additional negotiating strength or less shelf space for company products, the company’s profitability could decline.

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

The company uses many different commodities including wheat, corn, oats, soybeans, beef, pork, poultry and energy.  Commodities are subject to price volatility caused by commodity market fluctuations, supply and demand, currency fluctuations, and changes in governmental agricultural programs.  Commodity price increases will result in increases in raw material costs and operating costs.  The company may not be able to increase its product prices to offset these increased costs; and increasing prices may result in reduced sales volume and profitability.  The company has many years’ experience in hedging against commodity price increases; however, hedging practices reduce but do not eliminate the risk of increased operating costs from commodity price increases.  For example, higher commodity prices in fiscal 2004, which were not fully offset by higher selling prices, negatively affected the company’s operating profit.

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

ITEM 2.  PROPERTIES

The company’s headquarters are located in Omaha, Nebraska.  In addition, certain shared service centers are located in Omaha, Nebraska, including a product development facility, customer service center, financial service center and information technology center.  The general offices and location of principal operations are set forth in the following list of ConAgra Foods’ locations.

The company maintains a number of stand-alone distribution facilities.  In addition, there is warehouse space available at substantially all of its manufacturing facilities.

Utilization of manufacturing capacity varies by manufacturing plant based upon the type of products assigned and the level of demand for those products.  In general, ConAgra Foods operates most of its manufacturing facilities in excess of 70% of available capacity, as measured by standard industry utilization calculation practices. These practices range from a base of 40 hours per week to 120 hours per week depending upon the nature of the manufacturing location.

The company owns most of the manufacturing facilities.  However, a limited number of plants and parcels of land with the related manufacturing equipment are leased.  Substantially all of ConAgra Foods’ transportation equipment and forward-positioned distribution centers containing finished goods are leased.

RETAIL PRODUCTS REPORTING SEGMENT

Domestic general offices in Omaha, Nebraska, Lincoln, Nebraska, Irvine, California, Lakeville, Minnesota, Edina, Minnesota, Downers Grove, Illinois and Jericho, New York.  International general offices in Toronto, Canada, Mexico City, Mexico and San Juan, Puerto Rico.

Sixty-one manufacturing facilities in Arkansas, Ohio, Iowa, Missouri, Pennsylvania, Tennessee, Wisconsin, California, Georgia, Illinois, North Carolina, Minnesota, New Jersey, Indiana, Michigan, Nebraska, Maryland, Massachusetts and Kentucky.  Five international manufacturing facilities in Canada, Mexico and the United Kingdom.

FOODSERVICE PRODUCTS REPORTING SEGMENT

General offices in Omaha, Nebraska, Eagle, Idaho, Tri-Cities, Washington, Tampa, Florida and Santa Fe Springs, California.

Twenty-six domestic manufacturing facilities in Idaho, Oregon, Washington, North Carolina, Minnesota (50% owned), Illinois, Indiana, California, Alabama, Texas, Colorado, Tennessee and Florida.  Three international manufacturing facilities in The Netherlands (50% owned).

FOOD INGREDIENTS REPORTING SEGMENT

Domestic general, marketing and merchandising offices in Omaha, Nebraska and Savannah, Georgia.  International general and marketing offices in Canada, Mexico, Italy, China, Brazil, United Kingdom, Switzerland and Australia.

Domestic production facilities in Illinois, Oklahoma, California, Ohio, Colorado, Alabama, Nebraska, Minnesota, Pennsylvania, South Dakota, Georgia, Texas, Florida, New Jersey, Utah, New Mexico, Nevada, Oregon and Iowa.  International production facility in Chile.

ITEM 3.  LEGAL PROCEEDINGS

In fiscal 1991, ConAgra Foods acquired Beatrice Company (“Beatrice”). As a result of the acquisition and the significant pre-acquisition contingencies of the Beatrice businesses and its former subsidiaries, the consolidated post-acquisition financial statements of the company reflect significant liabilities associated with the estimated resolution of these contingencies. These include various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by the company. The environmental proceedings include litigation and administrative proceedings involving Beatrice’s status as a potentially responsible party at 39 Superfund, proposed Superfund or state-equivalent sites; these sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and / or other contaminants. Beatrice has paid or is in the process of paying its liability share at 34 of these sites. Reserves for these matters have been established based on the company’s best estimate of its undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of Beatrice and other potentially responsible parties and its experience in remediating sites. The reserves for Beatrice environmental matters totaled $115.2 million as of May 30, 2004, and $121.2 million as of May 25, 2003, a majority of which relates to the Superfund and state equivalent sites referenced above. Expenditures for these matters are expected to occur over a period of 5 to 20 years.

On June 22, 2001, the company filed an amended annual report on Form 10-K for the fiscal year ended May 28, 2000. The filing included restated financial information for fiscal years 1997, 1998, 1999 and 2000. The restatement, due to accounting and conduct matters at United Agri Products, Inc. (“UAP”), a former subsidiary, was based upon an investigation undertaken by the company and the Audit Committee of its Board of Directors. The restatement was principally related to revenue recognition for deferred delivery sales and vendor rebates, advance vendor rebates, and bad debt reserves. The Securities and Exchange Commission (“SEC”) issued a formal order of nonpublic investigation dated September 28, 2001. The company is cooperating with the SEC investigation, which relates to the UAP matters described above, as well as other aspects of the company’s financial statements, including the level and application of certain of the company’s reserves.

The company is currently conducting discussions with the SEC Staff regarding a possible settlement of these matters.  Based on discussions to date, the company established a $25 million reserve in fiscal 2004 in connection with matters related to this investigation.  Due to the nature of the ongoing discussions, the company cannot predict whether the discussions will result in a settlement and is unable to determine the ultimate cost the company may incur in order to resolve this matter.  Any final resolution could result in charges greater than the amount currently estimated and recognized in the company’s financial statements.

On August 10, 2001, a purported class action lawsuit, Gebhardt v. ConAgra Foods, Inc., et. al. Case No. 810CV427, was filed in United States District Court for Nebraska against the company and certain of its executive officers alleging violations of the federal securities laws in connection with the events resulting in the company’s restatement of its financial statements. The complaint seeks a declaration that the action is maintainable as a class action and that the plaintiff is a proper class representative, unspecified compensatory damages, reasonable attorneys’ fees and any other relief deemed proper by the court. On July 23, 2002, the federal district court granted the defendants’ motion to dismiss the lawsuit and entered judgment in favor of the company and the executive officers.  On June 30, 2003, the Eighth Circuit Court of Appeals reversed the dismissal. The defendants thereafter renewed their motion to dismiss in the district court on the issues not previously addressed by the district court in its prior dismissal of the lawsuit. On December 10, 2003, the district court denied the defendants’ motion to dismiss on these other issues.  The company believes the lawsuit is without merit and plans to vigorously defend the action.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT AS OF AUGUST 1, 2004

Name	Title & Capacity	Age	Year Assumed Present Office

Bruce C. Rohde	Chairman, Chief Executive Officer and President	55	1998
Dwight J. Goslee	Executive Vice President, Strategic Development	54	2004
Owen C. Johnson	Executive Vice President, Organization and Administration and Corporate Secretary	58	2004
Michael A. Fernandez	Senior Vice President, Corporate Affairs and Chief Communications Officer	47	2003
John F. Gehring	Senior Vice President and Corporate Controller	43	2004
Scott E. Messel	Senior Vice President, Treasurer and Assistant Secretary	45	2004
Peter M. Perez	Senior Vice President, Human Resources	50	2003
Patricia Verduin	Senior Vice President and Director, Office of Product Quality and Development	44	2002
Michael D. Walter	Senior Vice President, Economic and Commercial Affairs	55	2000
Anita L. Wheeler	President, ConAgra Foods Foundation	58	2004
Christopher W. Klinefelter	Vice President, Investor Relations	37	2000

The foregoing executive officers have held the specified positions with ConAgra Foods for the past five years, except as follows:

Dwight J. Goslee joined ConAgra Foods in 1985, and from 1997 through 2000 was Senior Vice President, Mergers and Acquisitions.  He was named Executive Vice President, Operations Control and Development in March 2001, and to his current position in May 2004.

Owen C. Johnson joined ConAgra Foods as Senior Vice President, Human Resources and Administration in June 1998, was named Executive Vice President in 2001, and Executive Vice President, Organization and Administration and Corporate Secretary in May 2004.

Michael A. Fernandez was Vice President of Public Relations with US West from 1996 to 2000, and Senior Vice President Public Affairs with Cigna Corporation from 2000 to 2003.  He joined ConAgra Foods in his current position in September 2003.

John F. Gehring joined ConAgra Foods in 2002 as Vice President of Internal Audit and became Senior Vice President in 2003.  In July 2004, Mr. Gehring was named to his current position.  Prior to ConAgra Foods, he was a partner at Ernst and Young from 1997 to 2001.

Scott E. Messel was Vice President and Treasurer of Lennox International from 1999 to 2001.  He joined ConAgra Foods in 2001 as Vice President and Treasurer, and in July 2004 was named to his current position.

Peter M. Perez was Senior Vice President Human Resources of Pepsi Bottling from 1995 to 2000, Chief

Human Resources Officer for Alliant Foodservice in 2001, and Senior Vice President Human Resources of W.W. Granger from 2001 to 2003.  He joined ConAgra Foods in his current position in December 2003.

Dr. Patricia Verduin was named to her current position in February 2002.  Prior to that she was Senior Vice President Research and Development, ConAgra Foods Grocery Products Group from 2000 to 2002, and Vice President Manufacturing at International Home Products from 1999 to 2000.

Michael D. Walter joined ConAgra Foods in 1989 as President of ConAgra Specialty Grain Products. He was named Senior Vice President, Trading and Procurement in October 1996, Senior Vice President Commodity Procurement and Economic Strategy in February 2000, and to his current position in May 2004.

Anita L. Wheeler was Director of Staffing of Allied Signal from 1996 to 1998.  She joined ConAgra Foods in 1999 as Vice President, Executive Staffing and Development, became Vice President, Leadership Development and Planning in 2002 and was named to her current position in May 2004.

Christopher W. Klinefelter held various positions, including Assistant Vice President, Corporate Development of Brown-Forman from 1996 to 2000.  He joined ConAgra Foods in January 2000 as Vice President, Investor Relations.

OTHER SIGNIFICANT EMPLOYEES OF THE REGISTRANT AS OF AUGUST 1, 2004

Name	Title & Capacity	Age	Year Assumed Present Office

Kevin P. Adams	Senior Vice President, Enterprise System Implementation	37	2003
J. Chris Adderton	Vice President, Customer Service	52	2002
Rick D. Blasgen	Senior Vice President, Integrated Logistics	45	2003
William G. Caskey	President, ConAgra Foodservice Sales	54	2003
Gregory A. Heckman	President and Chief Operating Officer, ConAgra Food Ingredients Group	42	2003
Douglas A. Knudsen	President, Retail Sales Development	50	2003
Allan B. Lutz	President and Chief Operating Officer, ConAgra Foods – Foodservice Company	47	2003
Dennis F. O’Brien	President and Chief Operating Officer, ConAgra Foods Retail Products Company	46	2004
Kevin W. Tourangeau	Senior Vice President, Manufacturing Effectiveness	52	1999

Kevin P. Adams joined ConAgra Foods in 2000 as Vice President Channelized Business Practice, became Senior Vice President Finance Operations Retail Products Company in 2002, and was named to his current position in November 2003.  He was Vice President, Operations Finance and Business Practice with International Home Foods  (acquired by ConAgra Foods) from 1997 to 2000.

J. Chris Adderton joined the company as Vice President Retail Sales Frozen Foods Group in 2001, and was named to his current position in July 2002.  Prior to joining ConAgra Foods, he was President Western Division Marketing Specialists from 2000 to 2001, Vice President Advantage Sales and Marketing from 1999 to 2000, and President Source One Sales and Marketing from 1998 to 1999.

Rick D. Blasgen joined the company in his current position in August 2003.  Prior to that, Mr. Blasgen was Vice President Supply Chain for Kraft from 2002 to 2003, and was Vice President Supply Chain as his last assignment with Nabisco where he was employed from 1983 to 2002.

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

Dennis F. O’Brien was named to his current position in March 2004.  Previously he was President, Store Brands from 2000 to 2001, Executive Vice President and General Manager, Grocery Products from July 2001 to December 2001, and President and Chief Operating Officer Grocery Products from January 2002 to March 2004.  Prior to joining the company, Mr. O’Brien was Senior Vice President, Marketing and Product Development for Armstrong Industries from 1996 to 2000.

Kevin W. Tourangeau joined ConAgra Foods in his current position in March 1999.  Previously he was with Randol Management Consultants, which he founded in 1998, where he worked with major corporations, including ConAgra Foods, to improve operations and profitability.

PART II

ITEM 5.               MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ConAgra Foods common stock is listed on the New York Stock Exchange where it trades under the ticker symbol: CAG.  At the end of fiscal 2004, 520.9 million shares of common stock were outstanding, including 1.1 million shares held in the company’s Employee Equity Fund.  There were approximately 33,000 shareholders of record, 25,000 holders via ConAgra Foods’ 401(k) plan for employees and more than 271,000 “street-name” beneficial holders whose shares are held in names other than their own.  During fiscal 2004, 467.6 million shares were traded, a daily average of approximately 1.8 million shares.

Quarterly sales price and dividend information is incorporated herein by reference to note 20 “Quarterly Results (Unaudited)” on page 90 of the company’s 2004 Annual Report to Stockholders.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On December 4, 2003, the company announced a share repurchase program of up to $1 billion, authorized by the company’s Board of Directors.  During the fourth quarter of fiscal 2004, the company purchased 7.0 million shares at a cost of $200 million under this program.  From the inception of the program through May 30, 2004, the company has purchased 15.3 million shares at a cost of $419 million.

The following table presents the total number of shares purchased during the fourth quarter of fiscal 2004, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the $1 billion dollar program:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that may yet be Purchased under the Program (2)

February 23 through March 21, 2004	81,413	$27.32	—	$781,600,000

March 22 through April 18, 2004	2,659,624	$27.98	2,487,500	$712,000,000

April 19 through May 30, 2004	4,542,777	$29.17	4,478,800	$581,400,000

Total Fiscal 2004 Fourth Quarter	7,283,814	$28.71	6,966,300	$581,400,000

(1)  In addition to shares purchased as part of a publicly announced program, amounts include shares delivered to the company to pay the exercise price under stock options or to satisfy tax withholding obligations upon the exercise of stock options or vesting of restricted shares.

(2)  Pursuant to the share repurchase plan announced on December 4, 2003 of up to $1 billion.  This program has no expiration date.

ITEM 6.     SELECTED FINANCIAL DATA

Incorporated herein by reference to “Selected Financial Data” on page 50 of the company’s 2004 Annual Report to Stockholders.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated herein by reference to “Management’s Discussion & Analysis” on pages 51 through 65 of the company’s 2004 Annual Report to Stockholders.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated herein by reference to the subsection “Market Risk” in “Management’s Discussion & Analysis” on pages 64 through 65 of the company’s 2004 Annual Report to Stockholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of ConAgra Foods and Subsidiaries and Report of Independent Registered Public Accounting Firm set forth on pages 66 through 91 of the company’s 2004 Annual Report to Stockholders are incorporated herein by reference:

Consolidated Statements of Earnings—Years ended May 30, 2004, May 25, 2003 and May 26, 2002

Consolidated Statements of Comprehensive Income—Years ended May 30, 2004, May 25, 2003 and May 26, 2002

Consolidated Balance Sheets—May 30, 2004 and May 25, 2003

Consolidated Statements of Common Stockholders’ Equity—Years ended May 30, 2004, May 25, 2003 and May 26, 2002

Consolidated Statements of Cash Flows—Years ended May 30, 2004, May 25, 2003 and May 26, 2002

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

The company carried out an evaluation under the supervision and with the participation of the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer (or the person performing the functions of the Chief Financial Officer), of the effectiveness of the design and operation of the company’s disclosure controls and procedures pursuant to the Securities Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer (or the person performing the functions of the Chief Financial Officer) concluded that, as of the end of the period covered by this report, the company’s disclosure controls and procedures provide reasonable assurance that such disclosure controls and procedures are effective in timely providing them with material information relating to the company (including its consolidated subsidiaries) required to be included in the company’s periodic Securities and Exchange Commission filings.  There were no significant changes in the company’s internal controls over financial reporting during the fourth fiscal quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal controls.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to “Board of Directors and Election,” “Section 16(a) Beneficial Ownership Reporting Compliance” and the first paragraph of “Audit Committee” in the company’s 2004 Proxy Statement.  Information concerning Executive Officers of the company is included in Part I above.

The company has adopted a Code of Ethics for Senior Corporate Officers that applies to the Chief Executive Officer, Chief Financial Officer, Executive Vice President, Strategic Development, and Controller.  This Code and the company’s Corporate Governance Principles, Code of Conduct, and charters for each committee of the Board of Directors, are posted on the company’s website at http://www.conagrafoods.com.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference to (i) ”Executive Compensation” through “Benefit Plans, Retirement Programs and Employment Agreements” in the company’s 2004 Proxy Statement, and (ii) information on director compensation in “Director Compensation and Transactions” in the company’s 2004 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to “Voting Securities Owned by Certain Beneficial Owners,” “Voting Securities Owned by Executive Officers and Directors” and “Equity Compensation Plan Information” of the company’s 2004 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to (i) “Director Compensation and Transactions” in the company’s 2004 Proxy Statement, and (ii) the last three paragraphs of “Benefit Plans, Retirement Programs and Employment Agreements” in the company’s 2004 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference to “Ratification of Appointment of Independent Auditors” in the company’s 2004 Proxy Statement.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)             List of documents filed as part of this report:

1.             Financial Statements

All financial statements of the company as set forth under Item 8 of this report on Form 10-K.

2.             Financial Statement Schedules

Schedule Number	Description	Page Number

S-II	Valuation and Qualifying Accounts	18

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements, notes thereto.

3.             Exhibits

All exhibits as set forth on the Exhibit Index, which is incorporated herein by reference.

b)            Reports on Form 8-K

The company filed a report on Form 8-K on March 25, 2004 furnishing the announcement of earnings for the third quarter ended February 22, 2004.

The company filed a report on Form 8-K on May 10, 2004 announcing that its Board of Directors approved an amendment to the Rights Agreement, dated July 12, 1996, between ConAgra Foods and Wells Fargo Bank, National Association, effectively terminating the Rights Agreement.

The company filed a report on Form 8-K on July 1, 2004 furnishing the announcement of earnings for the fourth quarter and fiscal year ended May 30, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ConAgra Foods, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 5th day of August, 2004.

ConAgra Foods, Inc.

/s/ BRUCE C. ROHDE
Bruce C. Rohde
Chairman, Chief Executive Officer and President

/s/ DWIGHT J. GOSLEE
Dwight J. Goslee
Executive Vice President, Strategic Development
(Person performing the functions of the Chief Financial Officer)

/s/ JOHN F. GEHRING
John F. Gehring
Senior Vice President and Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 5th day of August, 2004.

Bruce C. Rohde*	Director
David H. Batchelder*	Director
Mogens C. Bay*	Director
Howard G. Buffett*	Director
Stephen G. Butler*	Director
John T. Chain, Jr.*	Director
Steven F. Goldstone*	Director
Alice B. Hayes*	Director
W.G. Jurgensen*	Director
Robert A. Krane*	Director
Mark H. Rauenhorst*	Director
Carl E. Reichardt*	Director
Ronald W. Roskens*	Director
Kenneth E. Stinson*	Director

* Bruce C. Rohde, by signing his name hereto, signs this annual report on behalf of each person indicated. A Power-of-Attorney authorizing Bruce C. Rohde to sign this annual report on Form 10-K on behalf of each of the indicated Directors of ConAgra Foods, Inc. has been filed herein as Exhibit 24.

By:
/s/ BRUCE C. ROHDE
Bruce C. Rohde
Attorney-In-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ConAgra Foods, Inc.

Omaha, Nebraska

We have audited the consolidated financial statements of ConAgra Foods, Inc. and subsidiaries as of May 30, 2004 and May 25, 2003, and for each of the three fiscal years in the period ended May 30, 2004, and have issued our report thereon dated July 26, 2004 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to change in methods of accounting for variable interest entities and asset retirement obligations in 2004, goodwill and other intangible assets in 2003 and derivative instruments and other hedging activities in 2002); such consolidated financial statements and report are included in your 2004 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of ConAgra Foods, Inc. and subsidiaries, listed in Item 15. This consolidated financial statement schedule is the responsibility of the company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Omaha, Nebraska
July 26, 2004

Schedule II

CONAGRA FOODS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

For the Fiscal Years ended May 30, 2004, May 25, 2003 and May 26, 2002

(in millions)

		Additions (Deductions)
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Deductions from Reserves	Balance at Close of Period

Year ended May 30, 2004 Allowance for doubtful receivables	$ 33.1	10.8	(1.7)(2)	15.7(1)	$ 26.5
Year ended May 25, 2003 Allowance for doubtful receivables	$ 43.0	7.6	(0.8)(2)	16.7(1)	$ 33.1
Year ended May 26, 2002 Allowance for doubtful receivables	$ 47.5	11.5	2.1(2)	18.1(1)	$ 43.0

(1)             Bad debts charged off, less recoveries.

(2)             Primarily reserve accounts of acquired businesses less reserve accounts of divested businesses and foreign currency translation adjustments.

EXHIBIT INDEX

Number	Description	Page No.

3.1	ConAgra Foods’ Certificate of Incorporation, as amended, incorporated herein by reference to Exhibit 3.1 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended August 27, 2000
3.2	ConAgra Foods’ Bylaws, as amended, incorporated herein by reference to Exhibit 3.1 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended February 24, 2002
4.1

Form of documents establishing Series B Preferred Securities of ConAgra Capital, L.C., incorporated herein by reference to Exhibit 4.8 and Exhibit 4.14 of ConAgra Foods’ registration on Form S-3 (033 56973)

4.2

Amendment to Rights Agreement, dated as of May 7, 2004, terminating the Rights Agreement, incorporated herein by reference to Exhibit 4.1 of ConAgra Foods’ current report on Form 8-K dated May 7, 2004.

10.1	Form of Agreement between ConAgra Foods and its executives incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 25, 2003
10.2	ConAgra Foods’ Employee Flexible Bonus Payment Plan incorporated herein by reference to Exhibit 10.2 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 26, 2002
10.3	ConAgra Foods Non-Qualified CRISP Plan........................................................................................................	21
10.4	ConAgra Foods Non-Qualified Pension Plan, and First Amendment thereto......................................................	24
10.5	ConAgra Foods Supplemental Pension and CRISP Plan for Change of Control.................................................	30
10.6	ConAgra Foods Incentives and Deferred Compensation Change of Control Plan...............................................	34
10.7	ConAgra Foods 1990 Stock Plan, and amendments thereto incorporated herein by reference to Exhibit 10.10 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 28, 2000
10.8	ConAgra Foods 1995 Stock Plan incorporated herein by reference to Exhibit 10.11 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 28, 2000
10.9	ConAgra Foods 2000 Stock Plan incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended August 27, 2000
10.10

Amendment dated May 2, 2002 to ConAgra Foods Stock Plans and other Plans incorporated herein by reference to Exhibit 10.10 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 26, 2002

10.11	ConAgra Foods Amendment No. 1 to the 2000 Stock Plan.................................................................................	37
10.12	ConAgra Foods Directors’ Unfunded Deferred Compensation Plan incorporated herein by reference to Exhibit 10.10 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 27, 2001
10.13

ConAgra Foods Employee Equity Fund Trust Agreement, with Stock Purchase Agreement and Revolving Promissory Note executed in connection therewith incorporated herein by reference to Exhibit 10.12 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 26, 2002

10.14

Employment Agreement and amendments thereto between ConAgra Foods and Bruce C. Rohde incorporated herein by reference to Exhibit 10.13 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 26, 2002

10.15	Agreement between ConAgra Foods and James P. O’Donnell............................................................................	38
10.16	Agreement between ConAgra Foods and Kenneth W. Gerhardt..........................................................................	44
10.17	ConAgra Foods 1999 Executive Incentive Plan...................................................................................................	48
10.18	ConAgra Foods 2004 Executive Incentive Plan...................................................................................................	50
12	Statement regarding computation of ratio of earnings to fixed charges...............................................................	52
13	Pages 50 through 91of ConAgra Foods, Inc.’s Annual Report to Stockholders for the fiscal year ended May 30, 2004........................................................................................................................................................	53
21	Subsidiaries of ConAgra Foods............................................................................................................................	95
23	Consent of Deloitte & Touche LLP......................................................................................................................	97
24	Powers of Attorney...............................................................................................................................................	98
31.1	Section 302 Certificate..........................................................................................................................................	111
31.2	Section 302 Certificate..........................................................................................................................................	112
32.1	Section 906 Certificates........................................................................................................................................	113

Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to ConAgra Foods’ long-term debt are not filed with this Form 10-K. ConAgra Foods will furnish a copy of any such long-term debt agreement to the Securities and Exchange Commission upon request.

Except for those portions of ConAgra Foods, Inc.’s Annual Report to Stockholders for its fiscal year ended May 30, 2004 (such portions filed hereto as Exhibit 13) specifically incorporated by reference in the report on Form 10-K, such annual report is furnished solely for the information of the Securities and Exchange Commission and is not to be deemed “filed” as part of this filing.

Items 10.1 through 10.18 are management contracts or compensatory plans filed as exhibits pursuant to Item 14(c) of Form 10-K.