Form 10-Q
period 2004-08-29
CONAGRA FOODS INC /DE/
filed 2004-10-07
CIK 23217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 29, 2004

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

Yes   ☒        No   ☐

Number of shares outstanding of issuer’s common stock, as of September 24, 2004, was 514,294,524.

Part I – Financial Information

Item 1.  Condensed Consolidated Financial Statements

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions except per share amounts)

(unaudited)

	Thirteen weeks ended
	August 29, 2004	August 24, 2003
Net sales	$3,495.6	$3,229.4
Costs and expenses:
Cost of goods sold	2,807.4	2,545.2
Selling, general and administrative expenses	414.5	464.0
Interest expense, net	73.4	65.4
	3,295.3	3,074.6
Equity method investment earnings	14.1	11.2

Income from continuing operations before income taxes and cumulative effect of changes in accounting	214.4	166.0
Income tax expense (benefit)	81.1	(1.3)

Income from continuing operations before cumulative effect of changes in accounting	133.3	167.3

Income from discontinued operations, net of tax	1.7	39.3

Cumulative effect of changes in accounting, net of tax	—	(11.7)

Net income	$135.0	$194.9

Earnings per share – basic
Income from continuing operations before cumulative effect of changes in accounting	$0.26	$0.32
Income from discontinued operations	—	0.07
Cumulative effect of changes in accounting	—	(0.02)
Net income	$0.26	$0.37

Earnings per share – diluted
Income from continuing operations before cumulative effect of changes in accounting	$0.26	$0.32
Income from discontinued operations	—	0.07
Cumulative effect of changes in accounting	—	(0.02)
Net income	$0.26	$0.37

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(unaudited)

	Thirteen weeks ended
	August 29, 2004	August 24, 2003
Net income	$135.0	$194.9

Other comprehensive income (loss):
Net derivative adjustment, net of tax	(24.4)	16.5
Unrealized gain on available-for-sale securities, net of tax	0.2	—
Currency translation adjustment	9.4	18.5

Comprehensive income	$120.2	$229.9

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(dollars in millions)

(unaudited)

	August 29, 2004	May 30, 2004	August 24, 2003
ASSETS
Current assets
Cash and cash equivalents	$369.8	$608.6	$722.0
Divestiture proceeds receivable	—	60.3	—
Receivables, less allowance for doubtful accounts of $28.5, $26.5 and $32.3	1,349.7	1,324.1	807.5
Inventories	2,640.3	2,580.9	2,542.6
Prepaid expenses and other current assets	368.2	435.4	524.9
Current assets of discontinued operations	175.4	135.6	1,976.7
Total current assets	4,903.4	5,144.9	6,573.7

Property, plant and equipment	5,745.1	5,632.7	5,112.2
Less accumulated depreciation	(2,838.9)	(2,752.7)	(2,462.3)
Property, plant and equipment, net	2,906.2	2,880.0	2,649.9

Goodwill	3,801.4	3,798.8	3,802.4
Brands, trademarks and other intangibles, net	826.4	826.9	823.5
Other assets	1,575.0	1,569.5	1,137.0
Noncurrent assets of discontinued operations	9.4	10.0	552.7
	$14,021.8	$14,230.1	$15,539.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable	$22.4	$30.6	$134.1
Current installments of long-term debt	366.9	382.4	520.4
Accounts payable	873.5	940.8	849.1
Advances on sales	103.0	178.4	113.0
Other accrued liabilities	1,423.3	1,348.9	1,559.5
Current liabilities of discontinued operations	164.9	120.5	1,192.8
Total current liabilities	2,954.0	3,001.6	4,368.9

Senior long-term debt, excluding current installments	4,887.1	4,878.4	4,525.9
Subordinated debt	400.3	402.3	758.4
Preferred securities of subsidiary company	—	—	175.0
Other noncurrent liabilities	1,120.0	1,108.3	950.2
Noncurrent liabilities of discontinued operations	—	—	17.2
Total liabilities	9,361.4	9,390.6	10,795.6
Commitments and contingencies (Note 9)
Common stockholders’ equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 565,886,206, 565,842,299 and 565,710,565	2,829.4	2,829.2	2,828.6
Additional paid-in capital	754.9	756.1	732.9
Retained earnings	2,397.0	2,394.4	2,144.3
Accumulated other comprehensive income (loss)	5.1	19.9	(124.4)
Less treasury stock, at cost, common shares 51,599,271, 44,647,495 and 29,053,423	(1,311.1)	(1,123.8)	(691.0)
	4,675.3	4,875.8	4,890.4
Less unearned restricted stock and value of 373,601, 1,062,793 and 6,389,565 common shares held in Employee Equity Fund	(14.9)	(36.3)	(146.8)
Total common stockholders’ equity	4,660.4	4,839.5	4,743.6
	$14,021.8	$14,230.1	$15,539.2

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Thirteen weeks ended
	August 29, 2004	August 24, 2003
Cash flows from operating activities:
Net income	$135.0	$194.9
Income from discontinued operations	1.7	39.3
Income from continuing operations	133.3	155.6
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	88.9	85.1
Loss on sale of fixed assets	—	7.8
Changes in amounts sold under the accounts receivable securitization, net	—	(50.0)
Cumulative effect of changes in accounting	—	11.7
Undistributed earnings of affiliates	(11.1)	(12.0)
Other items (includes pension and other postretirement benefits)	5.4	(13.1)
Change in operating assets and liabilities before effects of business acquisitions and dispositions:
Accounts receivable	(28.0)	15.0
Inventory	(59.4)	(147.5)
Prepaid expenses and other current assets	27.4	18.2
Accounts payable and advances on sales	(116.0)	39.9
Other accrued liabilities	113.9	152.8
Net cash flows from operating activities	154.4	263.5

Cash flows from investing activities:
Additions to property, plant and equipment	(105.2)	(70.6)
Sale of businesses and property, plant and equipment	38.1	52.0
Notes receivable and other items	1.7	15.8
Net cash flows from investing activities	(65.4)	(2.8)

Cash flows from financing activities:
Net short-term borrowings	(8.2)	132.5
Repayment of long-term debt	(17.8)	(0.7)
Repurchase of ConAgra Foods common shares	(181.4)	—
Cash dividends paid	(135.5)	(131.3)
Proceeds from exercise of employee stock options	12.2	9.1
Other items	(0.3)	(1.5)
Net cash flows from financing activities	(331.0)	8.1

Net cash from discontinued operations	3.2	(234.9)

Net change in cash and cash equivalents	(238.8)	33.9
Cash and cash equivalents at beginning of period	608.6	688.1
Cash and cash equivalents at end of period	$369.8	$722.0

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 29, 2004

(columnar dollars in millions except per share amounts)

1.     Accounting Policies

The unaudited financial information reflects all adjustments (consisting of normal and recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the ConAgra Foods, Inc. (the “company”) fiscal 2004 annual report on Form 10-K.

The results of operations for any quarter or a partial fiscal year period are not necessarily indicative of the results to be expected for other periods or the full fiscal year.

Basis of Consolidation – The condensed consolidated financial statements include the accounts of ConAgra Foods, Inc. and all majority-owned subsidiaries.  In addition, the accounts of all variable interest entities of which the company is determined to be the primary beneficiary are included in the company’s condensed consolidated financial statements from the date such determination is made.  All significant intercompany investments, accounts and transactions have been eliminated.

Stock-Based Compensation – The company has stockholder approved stock option plans which provide for granting of options to employees for purchase of common stock at prices equal to the fair value at the time of grant.  The company accounts for its employee stock option plans in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees.  Accordingly, no stock-based compensation expense is reflected in net income for stock options granted, as options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant.  The company issues stock under various stock-based compensation arrangements approved by stockholders, including restricted stock, phantom stock and stock issued in lieu of cash bonuses.  The value of restricted and phantom stock, equal to fair value at the time of grant, is amortized as compensation expense over the vesting period.  Stock issued in lieu of cash bonuses is recognized as compensation expense as earned.  In addition, the company grants restricted share equivalents.  The restricted share equivalents are credited with appreciation or depreciation in the company’s stock during the restriction period and will be settled in cash when the restriction period ends.  The company amortizes the expense associated with the restricted share equivalents over the period of restriction.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 29, 2004

(columnar dollars in millions except per share amounts)

The following table illustrates the pro forma effect on net income and earnings per share assuming the company had followed the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, for all outstanding and unvested stock options and other stock-based compensation.

	Thirteen weeks ended
	August 29, 2004	August 24, 2003
Net income, as reported	$135.0	$194.9
Add: Stock-based employee compensation included in reported net income, net of related tax effects	3.6	4.5
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(7.8)	(9.1)
Pro forma net income	$130.8	$190.3

Earnings per share:
Basic earnings per share – as reported	$0.26	$0.37
Basic earnings per share – pro forma	$0.25	$0.36

Diluted earnings per share – as reported	$0.26	$0.37
Diluted earnings per share – pro forma	$0.25	$0.36

Comprehensive Income – Comprehensive income includes net income, currency translation adjustments, certain derivative-related activity, changes in the value of the company’s available-for-sale investments and changes, if any, in the minimum pension liability.  The company deems its foreign investments to be permanent in nature and does not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars.

The  derivative adjustment is net of an income tax benefit of $14.9 million and income tax expense of $10.1 million for the thirteen weeks ended August 29, 2004 and August 24, 2003, respectively.

Reclassifications – On May 26, 2004, the company completed the sale of its animal feed business located in Spain and Portugal (“Spanish feed business”).  The company completed the sale of a related poultry business in Portugal (“Portuguese poultry business”) in June 2004.  Accordingly, the company removed the results of these businesses from the Food Ingredients reporting segment and now reflects the results of these businesses as discontinued operations for all periods presented.

On November 23, 2003, the company completed the sales of its chicken business and U.S. and Canadian crop inputs business (“UAP North America”).  The company is in the process of disposing of the remaining businesses of its Agricultural Products segment (“UAP International”).  The company now reflects the chicken business results and the results of the entire Agricultural Products segment as discontinued operations for all periods presented.

Certain other reclassifications have been made to prior year amounts to conform to current year classifications.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 29, 2004

(columnar dollars in millions except per share amounts)

Accounting Changes – Effective February 22, 2004, the company adopted FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, as revised December 2003 (“FIN No. 46R”).  As a result of adopting FIN No. 46R, the company has consolidated the assets and liabilities of several entities from which it leases property, plant and equipment.  Certain of the entities from which the company leases various buildings are various partnerships (the “partnerships”), the beneficial owners of which are Opus Corporation or its affiliates (“Opus”).  A member of the company’s board of directors is a beneficial owner, officer and director of Opus.  The company has also deconsolidated ConAgra Capital, L.C., an indirectly controlled subsidiary of the company.  Due to the adoption of FIN No. 46R, the company reflects in its balance sheet as of August 29, 2004:  property, plant and equipment of $230 million, long-term debt of $436 million, other assets of $46 million and other noncurrent liabilities of $18 million.  None of these balances were reflected in the company’s balance sheet as of August 24, 2003.  Financing costs related to these leases were previously included in selling, general and administrative expenses.  Effective with the adoption of FIN No. 46R, these financing costs are included in interest expense, net.  The company also removed the preferred securities of subsidiary company of $175 million upon the deconsolidation of ConAgra Capital, L.C., which securities are now included in the long-term debt balance noted above.  The company has no other material obligations arising out of variable interests with unconsolidated entities.

The company did not restate any previously issued financial statements.  If FIN No. 46R would have been in effect during the first quarter of fiscal 2004, net income for that period would not have been materially different from that which was previously reported.

Effective May 26, 2003, the company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which requires the company to recognize the fair value of a liability associated with the cost the company is legally obligated to incur in order to retire an asset at some point in the future.  The associated asset retirement costs are capitalized as part of the carrying amount of the associated long-lived asset.  Over time, the liability will increase, reflecting the accretion of the obligation from its present value to the amount the company will pay to extinguish the liability, and the capitalized asset retirement costs will be depreciated over the useful life of the related asset.  Application of this new accounting standard resulted in a cumulative effect of a change in accounting that decreased net income by $11.7 million (net of taxes of $7.2 million), or $0.02 per diluted share in the first quarter of fiscal 2004.   This also resulted in the company recognizing an asset retirement obligation of $22.4 million in other noncurrent liabilities and increasing property, plant and equipment, net by $3.5 million.  The majority of the company’s asset retirement obligations relate to various contractual obligations for restoration of leased assets at the end of lease terms.  There have been no significant changes in the company’s asset retirement obligations during the thirteen weeks ended August 29, 2004.

2.     Discontinued Operations and Divestitures

Chicken Business Divestiture

On November 23, 2003, the company completed the sale of its chicken business to Pilgrim’s Pride Corporation (the “chicken business divestiture”).  The company has removed the results of operations, cash flows, assets and liabilities of the chicken business from its former Meat Processing reporting segment and reflected the financial information as discontinued operations for all periods presented.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 29, 2004

(columnar dollars in millions except per share amounts)

The company received $301.0 million of cash and 25.4 million shares of Pilgrim’s Pride Class A common stock valued at $246.1 million at the date of the transaction for the chicken business.  The common stock received is contractually restricted, such that the company cannot sell any portion of the shares for a period of one year from the date of the chicken business divestiture.  After one year, up to 8.47 million shares may be sold.  The remaining shares can be sold in future periods, but no more than 8.47 million shares may be sold in any twelve-month period.  With the consent of Pilgrim’s Pride Corporation, these trading restrictions may be waived.  The fair value of the Pilgrim’s Pride Class A common stock was based on an independent valuation as of the date of the transaction and was reflective of the common stock’s trading restrictions.  The common stock investment is included in the company’s balance sheet within other assets.  As of August 29, 2004, 8.47 million shares are classified as available-for-sale, as these shares may be sold by the company within twelve months.  The available-for-sale shares are stated at fair value based on quoted market prices with unrealized gains of $146.3 million included in accumulated other comprehensive income, net of applicable taxes.  The remaining 16.93 million shares are accounted for at cost (based on the valuation performed on the transaction date).  The final sales price of the chicken business was subject to a purchase price adjustment based on determination of the final net assets sold, which occurred in the first quarter of fiscal 2005.  As part of the final purchase price adjustment, the company paid $34 million to Pilgrim’s Pride.  The company recognized a loss of $11.7 million for this final settlement in the fourth quarter of fiscal 2004.

UAP North America Divestiture

On November 23, 2003, the company completed the sale of UAP North America to Apollo Management, L.P. (“Apollo”).  The company is actively marketing the remaining businesses of its former Agricultural Products segment (“UAP International”) and believes such businesses will be disposed of during fiscal 2005.  Accordingly, the company reflects the results of the entire Agricultural Products segment as discontinued operations for all periods presented.

The company initially received $503 million of cash, $60 million of Series A redeemable preferred stock of UAP Holdings (the “UAP Preferred Securities”) and $61 million in the form of a receivable from Apollo.  The company collected the receivable balance in the fourth quarter of fiscal 2005.

The UAP Preferred Securities contain a payment-in-kind dividend of 8% for the first five years, 9% for year six and 10% for years seven through nine.  In January 2004, Apollo repurchased $26.1 million of the preferred securities for cash.  The remaining UAP Preferred Securities must be redeemed by December 2012.  The preferred securities may be redeemed earlier at UAP Holdings’ option, at the company’s option in the event of a change of control, and are required to be redeemed upon Apollo’s sale of its UAP Holding’s common stock.   Any redemption would be subject to the terms of UAP Holding’s current material financing agreements.  Based on an independent valuation, the fair value of the UAP Preferred Securities was estimated to approximate their face value.  The UAP Preferred Securities investment is included in the company’s balance sheet within other assets.

Spanish Feed and Portuguese Poultry Divestiture

On May 26, 2004, the company completed the sale of its Spanish feed business to the Carlyle Group.  The company completed the sale of its Portuguese poultry business in the first quarter of fiscal 2005.  Accordingly, the company removed the results of these businesses from the Food Ingredients reporting segment and reflects the results of these businesses as discontinued operations for all periods presented.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 29, 2004

(columnar dollars in millions except per share amounts)

Summary results of operations of the former Agricultural Products segment, the chicken business and the Spanish feed and Portuguese poultry businesses included within discontinued operations are as follows:

	Thirteen weeks ended
	August 29, 2004	August 24, 2003

Net sales	$116.5	$1,728.0
Income from operations of discontinued operations before income taxes	3.5	63.3
Income tax expense	(1.8)	(24.0)

Income from discontinued operations, net of tax	$1.7	$39.3

The assets and liabilities of the Agricultural Products segment, the chicken business, the Spanish feed and Portuguese poultry businesses as of August 29, 2004, May 30, 2004 and August 24, 2003 are as follows:

	August 29, 2004	May 30, 2004	August 24, 2003

Receivables, less allowances for doubtful accounts	$121.4	$81.6	$876.7
Inventories	48.4	48.4	1,060.0
Prepaid expenses and other current assets	5.6	5.6	40.0
Current assets of discontinued operations	$175.4	$135.6	$1,976.7

Property, plant and equipment, net	$8.6	$8.7	$500.9
Goodwill and other intangibles	—	—	38.0
Other assets	0.8	1.3	13.8
Noncurrent assets of discontinued operations	$9.4	$10.0	$552.7

Notes payable	$24.9	$23.2	$27.8
Accounts payable	113.4	82.2	829.4
Other accrued liabilities and advances on sales	26.6	15.1	335.6
Current liabilities of discontinued operations	$164.9	$120.5	$1,192.8

Long-term debt	$—	$—	$16.8
Other noncurrent liabilities	—	—	0.4
Noncurrent liabilities of discontinued operations	$—	$—	$17.2

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 29, 2004

(columnar dollars in millions except per share amounts)

Fresh Beef and Pork Divestiture

In September 2002, the company sold a controlling interest in its fresh beef and pork operations to a joint venture led by Hicks, Muse, Tate & Furst Incorporated (“Hicks Muse”).  Outside investors purchased 55% of the joint venture and the company continued to own the remaining 45%.  The fresh beef operations sold to the joint venture include a beef processing business as well as a cattle feeding business.  The purchase price associated with the cattle feeding business was financed entirely by the company with cattle feeding-related notes receivable, which were collateralized by the cattle, feedlots and other assets of the cattle feeding business.  Due to the purchase price of the cattle feeding business being entirely financed by the company, the legal divestiture of the cattle feeding operation was not recognized as a divestiture for accounting purposes, and the assets, liabilities and results of operations of the cattle feeding business have continued to be reflected in the company’s financial statements.  In August 2004, Hicks Muse exercised its option to acquire the company’s minority interest investment in the fresh beef and pork business (“Swift Foods”), and as a consequence, on September 24, 2004, the company sold its minority interest investment to Hicks Muse for $194.1 million, resulting in no gain or loss to the company.  The company continues to hold subordinated notes in original principal amount of $150 million from Swift Foods.  The cattle feeding-related notes matured in September 2004.  On September 24, 2004, the company reached an agreement with affiliates of Swift Foods by which the company has taken control and ownership of approximately $300 million of net assets of the cattle feeding operations.  The company plans to sell the assets of the cattle feeding operations in an orderly manner over the next several months; the company expects to recover the amounts it financed from the proceeds of the sale of the cattle feeding assets.

3.     Goodwill and Other Identifiable Intangible Assets

Goodwill by reporting segment was as follows:

	August 29, 2004	May 30, 2004	August 24, 2003
Retail Products	$3,479.4	$3,479.1	$3,476.8
Foodservice Products	285.2	285.1	288.8
Food Ingredients	36.8	34.6	36.8
Total	$3,801.4	$3,798.8	$3,802.4

Other identifiable intangible assets were as follows:

	August 29, 2004		May 30, 2004		August 24, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$798.1	$—	$798.1	$—	$791.7	$—
Amortizing intangible assets	39.0	10.7	38.7	9.9	38.8	7.0
	$837.1	$10.7	$836.8	$9.9	$830.5	$7.0

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 29, 2004

(columnar dollars in millions except per share amounts)

Non-amortizing intangible assets are primarily composed of the company’s brands/trademarks.  Amortizing intangible assets, carrying a weighted average life of approximately 16 years, are principally composed of licensing arrangements and customer lists.  Based on amortizing assets recognized in the company’s balance sheet as of August 29, 2004, amortization expense is estimated to be approximately $2.5 million for each of the next five years.

4.     Derivative Financial Instruments

The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities.  As of August 29, 2004, May 30, 2004 and August 24, 2003, the fair value of derivatives recognized within prepaid expenses and other current assets was $61.0 million, $103.3 million and $177.0 million, respectively, while the amount recognized within other accrued liabilities was $17.0 million, $10.3 million and $27.5 million, respectively.

For the quarter ending August 29, 2004 and August 24, 2003, the ineffectiveness associated with derivatives designated as cash flow and fair value hedges from continuing operations was a gain of $0.2 million and a loss of $2.0 million, respectively.  Hedge ineffectiveness is recognized within net sales, cost of goods sold or interest expense, depending on the nature of the hedge.  The company does not exclude any component of the hedging instrument’s gain or loss when assessing effectiveness.

Generally, the company hedges a portion of its anticipated consumption of commodity inputs for periods up to 12 months.  The company may enter into longer-term hedges on particular commodities if deemed appropriate.  As of August 29, 2004, the company had hedged certain portions of its anticipated consumption of commodity inputs through October 2005.

As of August 29, 2004, May 30, 2004 and August 24, 2003, the net deferred gain or loss recognized in accumulated other comprehensive income was a $16.3 million loss, an $8.0 million gain and a $7.0 million loss, net of tax, respectively. The company anticipates a loss of  $11.4 million, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings over the next 12 months.  The company anticipates a loss of $4.9 million, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings subsequent to the next 12 months.

In order to reduce exposures related to changes in interest rates, the company may use derivative instruments, including interest rate swaps.  During fiscal 2004, the company closed out all $2.5 billion of its interest rate swap agreements in order to lock-in existing favorable interest rates.  These interest rate swap agreements were previously put in place as a strategy to hedge interest costs associated with long-term debt.  For financial statement and tax purposes the proceeds received upon termination of the interest rate swap agreements will be recognized over the term of the debt instruments originally hedged.  The company’s net interest expense continues to be favorably impacted by the interest rate swap agreements in fiscal 2005, but to a lesser extent than in fiscal 2004.

Of the $2.5 billion interest rate swaps closed out in fiscal 2004, $2 billion of the interest rate swaps had been used to effectively convert certain of the company’s fixed rate debt into floating rate debt.    These interest rate swaps were accounted for as fair value hedges and resulted in no recognition of ineffectiveness in the statement of earnings as the interest rate swaps’ provisions matched the applicable provisions of the hedged debt.  The remaining $500 million portion of the company’s

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 29, 2004

(columnar dollars in millions except per share amounts)

interest rate swaps was used to hedge certain of the company’s forecasted interest payments on floating rate debt for the period from 2005 through 2011.  These interest rate swaps were accounted for as cash flow hedges with gains and losses deferred in accumulated other comprehensive income, to the extent the hedge was effective

5.     Earnings Per Share

Basic earnings per share is calculated on the basis of weighted average outstanding common shares.  Diluted earnings per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock awards and other dilutive securities.

The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	Thirteen weeks ended
	August 29, 2004	August 24, 2003
Net Income:
Income from continuing operations before cumulative effect of changes in accounting	$133.3	$167.3
Income from discontinued operations	1.7	39.3
Cumulative effect of changes in accounting	—	(11.7)
Net income	$135.0	$194.9

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	517.0	530.0
Add: Dilutive effect of stock options, restricted stock awards and other dilutive securities	4.4	1.5
Diluted weighted average shares outstanding	521.4	531.5

At the end of the first quarter of fiscal 2005 and 2004, there were 7.9 million and 18.9 million stock options outstanding, respectively, that were excluded from the computation of shares contingently issuable upon exercise of the stock options because exercise prices exceeded the average market value of common stock during the period.

6.     Inventories

The major classes of inventories are as follows:

	August 29, 2004	May 30, 2004	August 24, 2003
Raw materials and packaging	$998.2	$1,132.2	$1,014.4
Work in progress	104.3	75.0	86.0
Finished goods	1,346.4	1,201.5	1,217.2
Supplies and other	191.4	172.2	225.0
	$2,640.3	$2,580.9	$2,542.6

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 29, 2004

(columnar dollars in millions except per share amounts)

7.     Operational Efficiency Initiatives

As part of efforts to improve the company’s cost structure, margins and competitive position, the company has implemented a series of initiatives to better align and utilize the company’s collective resources beginning in the second quarter of fiscal 2004 and continuing in fiscal 2005.  The specific initiatives include:

•      elimination of duplicative costs and overhead,

•      consolidation of selected manufacturing plants and support functions,

•      efforts to streamline and improve the company’s ability to do business with company customers, distributors and brokers, and

•      realignment of business organizations.

As a result of the above initiatives, the company is recognizing expenses associated with employee termination, accelerated depreciation on fixed assets, equipment/employee relocation, asset impairment and other related activities.  During the first quarter, the company recognized charges associated with its operational efficiency initiatives of $13.6 million; $8.5 million in its Retail Products segment, $5.0 million in its Foodservice Products segment and $0.1 million in its Food Ingredients segment.  The company has accrued expenses of $11.1 million for employee termination costs on its balance sheet as of August 29, 2004.

During the remainder of fiscal 2005, the company anticipates it will incur additional expenses associated with its cost saving initiatives of approximately $13.5 million.

8.     Income Taxes

During fiscal 2003, the company generated capital loss carryforwards as a result of the fresh beef and pork divestiture.  As of May 25, 2003, the company had provided a valuation allowance for the entire amount of the related deferred tax asset.  In the first quarter of fiscal 2004, the company reduced its valuation allowance associated with these capital loss carryforwards and its income tax expense by $47 million when it was determined sufficient capital gains would be generated to enable the company to realize the benefit of the deferred tax asset.  This determination was based principally on the generation of capital gains from the company’s termination of interest rate swap agreements.  Also, in September 2003, the company reached an agreement with the Internal Revenue Service (“IRS”) with respect to the IRS’s examination of the company’s tax returns for fiscal years 1996 through 1999.  As a result of the favorable resolution of these matters, the company reduced income tax expense and the related provision for income taxes payable by $17 million during the first quarter of fiscal 2004.  Certain tax authorities have proposed adjustments for later years, some of which are being contested by the company.  The company believes that it has made adequate provisions for income taxes payable.

For financial statement and tax purposes the proceeds received upon termination of the interest rate swap agreements continue to be recognized over the term of the debt instruments originally hedged, primarily in fiscal 2005.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 29, 2004

(columnar dollars in millions except per share amounts)

9.     Contingencies

In fiscal 1991, the company acquired Beatrice Company (“Beatrice”).  As a result of the acquisition and the significant pre-acquisition contingencies of the Beatrice businesses and its former subsidiaries, the consolidated post-acquisition financial statements of the company reflect significant liabilities associated with the estimated resolution of these contingencies.  These include various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by the company.  The environmental proceedings include litigation and administrative proceedings involving Beatrice’s status as a potentially responsible party at 38 Superfund, proposed Superfund or state-equivalent sites; these sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants.  Beatrice has paid or is in the process of paying its liability share at 34 of these sites.  Reserves for these matters have been established based on the company’s best estimate of its undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of Beatrice and other potentially responsible parties and its experience in remediating sites.  The reserves for Beatrice environmental matters totaled $113.7 million as of August 29, 2004, a majority of which relates to the Superfund and state equivalent sites referenced above.  Expenditures for these matters are expected to occur over a period of 5 to 20 years.

The results for the first quarter of fiscal 2004 include litigation expense related to a choline chloride joint venture with E.I. du Pont Nemours and Co. (“DuPont”) that was sold in 1997.  Subsequent to the sale, civil antitrust lawsuits against DuPont, the company and the venture were filed in various federal and state courts.  In connection with the settlement of certain of these cases and the remaining civil actions, the company recorded a $22 million pre-tax charge against earnings in the first quarter of fiscal 2004 as an additional reserve for these matters.  The litigation expenses are considered general corporate expenses.

In certain limited situations, the company will guarantee an obligation of an unconsolidated entity.  Currently, the company guarantees certain obligations primarily associated with leases entered into by certain of its equity method investees and the fresh beef and pork business.  Under these arrangements, the company is obligated to perform under these leases (i.e., make the lease payments) should the equity method investees be unable to perform.  Most of these guarantees resulted from the company’s fresh beef and pork divestiture.  The leases have terms not exceeding 12 years and the maximum amount of future payments the company has guaranteed is approximately $50.5 million.  The company has also assigned a hog purchase contract to the beef and pork business which has indemnified the company for all liabilities under the contract.  The company has guaranteed the performance of the fresh beef and pork business with respect to the hog purchase contract.  The hog purchase contract requires the fresh beef and pork business to purchase a minimum of approximately 1.2 million hogs annually through 2014.  The contract stipulates minimum price commitments, based in part on market prices and, in certain circumstances, also includes price adjustments based on certain inputs.

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

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 29, 2004

(columnar dollars in millions except per share amounts)

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

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 29, 2004

(columnar dollars in millions except per share amounts)

10.  Pension and Postretirement Benefits

The company and its subsidiaries have defined benefit retirement plans (“plans”) for eligible salaried and hourly employees.  Benefits are based on years of credited service and average compensation or stated amounts for each year of service.  The company uses February 28 as its measurement date for its plans.  The company also sponsors postretirement plans which provide certain medical and dental benefits (“other benefits”) to qualifying U.S. employees.

Components of pension benefit and other postretirement benefit costs are:

	Pension		Postretirement
	For the thirteen weeks ended		For the thirteen weeks ended
	August 29, 2004	August 24, 2003	August 29, 2004	August 24, 2003
Service cost	$14.7	$15.4	$1.0	$1.0
Interest cost	30.8	29.9	7.4	8.0
Expected return on plan assets	(32.8)	(31.8)	(0.1)	(0.2)
Amortization of prior service cost	0.6	0.6	(0.2)	(0.2)
Amortization of transition amount	(0.1)	(0.1)	—	—
Recognized net actuarial loss	2.6	1.4	1.9	0.6
Curtailment (gain) loss	—	1.3	—	(0.7)
Benefit cost – company plans	$15.8	$16.7	$10.0	$8.5
Pension benefit cost – multi-employer plans	2.3	2.3	—	—
Total benefit cost	$18.1	$19.0	$10.0	$8.5

During the thirteen weeks ended August 29, 2004, the company contributed $1.6 million to the pension plans and contributed $10.7 million to the company’s other postretirement plans.  The company anticipates making contributions of $13.2 million to its pension plans for the remainder of fiscal 2005.  The company anticipates making further contributions of $29.0 million to its postretirement plans during the remainder of fiscal 2005.  These estimates are based on current tax laws, plan asset performance and liability assumptions, which are subject to change.

11.  Business Segments

The company’s operations are organized into three reporting segments:  Retail Products, Foodservice Products and Food Ingredients.  The Retail Products reporting segment manufactures and markets branded foods, which are sold in various retail channels and include frozen, refrigerated and shelf-stable temperature classes.  The Foodservice Products reporting segment manufactures and markets branded and customized food products, including meals, entrees, prepared potatoes, meats, seafood, sauces and a variety of custom-manufactured culinary products packaged for sale to restaurants and other foodservice establishments. The Food Ingredients reporting segment manufactures and markets both branded and commodity food ingredients, including milled grain ingredients, seasonings, blends and flavorings, which are sold to food processors, and also includes certain commodity sourcing and merchandising operations.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 29, 2004

(columnar dollars in millions except per share amounts)

Intersegment sales have been recorded at amounts approximating market.  Operating profit for each segment is based on net sales less all identifiable operating expenses.  General corporate expense, net interest expense, equity method investment earnings and income taxes have been excluded from segment operations.

	Thirteen weeks ended
	August 29, 2004	August 24, 2003
Sales to unaffiliated customers
Retail Products	$2,014.2	$1,841.0
Foodservice Products	904.6	880.3
Food Ingredients	576.8	508.1
Total	$3,495.6	$3,229.4

Intersegment sales
Retail Products	$5.5	$8.1
Foodservice Products	23.6	22.0
Food Ingredients	51.1	117.3
	80.2	147.4
Intersegment elimination	(80.2)	(147.4)
Total	$—	$—

Net sales
Retail Products	$2,019.7	$1,849.1
Foodservice Products	928.2	902.3
Food Ingredients	627.9	625.4
Intersegment elimination	(80.2)	(147.4)
Total	$3,495.6	$3,229.4

Operating profit
Retail Products	$213.3	$208.0
Foodservice Products	67.4	76.0
Food Ingredients	60.1	27.9
Total operating profit	340.8	311.9

General corporate expenses	67.1	91.7
Interest expense, net	73.4	65.4
Equity method investment earnings	14.1	11.2
Income tax expense (benefit)	81.1	(1.3)

Income from continuing operations before cumulative effect of changes in accounting	$133.3	$167.3

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This report, including Management’s Discussion & Analysis, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on management’s current views and assumptions of future events and financial performance and are subject to uncertainty and changes in circumstances.  Readers of this report should understand that these statements are not guarantees of performance or results.  Many factors could affect the company’s actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements.  These factors include, among other things, future economic circumstances, industry conditions, company performance and financial results, availability and prices of raw materials, product pricing, competitive environment and related market conditions, operating efficiencies, access to capital, actions of governments and regulatory factors affecting the company’s businesses and other risks described in the company’s reports filed with the Securities and Exchange Commission.  The company cautions readers not to place undue reliance on any forward-looking statements included in this report which speak only as of the date of this report.

Following is management’s discussion and analysis of the company’s operating results as well as liquidity and capital resources which should be read together with the company’s financial statements and related notes contained in this report and with the financial statements and management’s discussion and analysis in the company’s annual report on Form 10-K for the fiscal year ended May 30, 2004.  Results for the thirteen-week period ended August 29, 2004, are not necessarily indicative of results that may be attained in the future.

Fiscal 2005 First Quarter Executive Overview

ConAgra Foods is one of North America’s largest packaged food companies, serving consumer grocery retailers, as well as restaurants and other foodservice establishments.  Popular ConAgra Foods consumer brands include:  ACT II, Armour, Banquet, Blue Bonnet, Brown ‘N Serve, Butterball, Chef Boyardee, Cook’s, Crunch ‘n Munch, DAVID, Decker, Eckrich, Egg Beaters, Fleischmann’s, Gulden’s, Healthy Choice, Hebrew National, Hunt’s, Kid Cuisine, Knott’s Berry Farm, La Choy, Lamb Weston, Libby’s, Lightlife, Louis Kemp, Lunch Makers, MaMa Rosa’s, Manwich, Marie Callender’s, Orville Redenbacher’s, PAM, Parkay, Pemmican, Peter Pan, Reddi-wip, Rosarita, Ro*Tel, Slim Jim, Snack Pack, Swiss Miss, Van Camp’s, Wesson, Wolf and many others.

Over the past few years, the company has strategically repositioned its portfolio to focus on higher-margin, branded and value-added businesses because that business mix is expected to better serve consumers, customers and shareholders over the long run.  Executing that strategy has involved acquiring branded operations and divesting commodity-related businesses.  The company is also implementing initiatives to improve the operating performance of its core business segments through more effective sales, marketing and supply chain functions.

During the first quarter of fiscal 2005, the company:

•      recognized diluted earnings per share of $0.26 as compared to $0.37 in the same period of the prior year,

•      achieved 8% sales growth, driven by strong volume growth in the Retail Products segment,

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

•      repurchased 6.8 million shares of the company’s common stock under the share repurchase program of up to $1 billion authorized in fiscal 2004, and

•      continued the implementation of certain operational efficiency initiatives begun in the second quarter of fiscal 2004 that will be completed in fiscal 2005, which involve procurement, manufacturing, transportation, warehousing, administrative and other functions.

Items Affecting Comparability

Certain significant items affect the period-over-period comparability of the company’s results of operations, as described below:

•      Current quarter results include expenses of $14 million related to operational efficiency initiatives.

•      The results of discontinued operations reflect net-of-tax earnings of $2 million in the first quarter of fiscal 2005 and $39 million in the first quarter of fiscal 2004.

•      In the first quarter of fiscal 2004, the company recognized $22 million of expense related to the settlement of certain litigation.

•      In the first quarter of fiscal 2004, the company recognized $64 million of tax benefits related to the realization of certain capital loss carryforwards and the favorable resolution of certain income tax matters.

•      In the first quarter of fiscal 2004, the company recognized an expense of $12 million, net of tax, for the cumulative effect of a change in accounting related to asset retirement obligations.

Sales and Marketing Initiatives

To strengthen brand equities and better allocate marketing investments, the company is implementing standardized, fact-based marketing methods to better assess brand opportunities and evaluate marketing programs.

To better serve customers and capitalize on growth opportunities, the company consolidated its retail sales force and established a team-based approach for customers.  Customers are now served by dedicated ConAgra Foods teams representing the entire portfolio of ConAgra Foods products. This approach improves customer service and provides the company with product bundling opportunities.  In addition, the company substantially reduced the role of brokers during fiscal 2004.

The company believes these initiatives are beginning to favorably influence brand performance, as sales volumes increased by 8% in the Retail Products segment in the first quarter of fiscal 2005 compared to the same period in the prior year.

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Operational Efficiency Initiatives

During fiscal 2004, the company implemented certain operational efficiency initiatives.  These initiatives are intended to improve the company’s cost structure, margins and competitive position through the elimination of duplicative costs and overhead, consolidation of selected plants and support functions and realignment of businesses.  Costs associated with the implementation of such initiatives are being recognized as incurred.  During the first quarter of fiscal 2005, the company recognized charges of approximately $14 million associated with its operational efficiency initiatives.  The company anticipates additional charges of approximately $13 million will be recognized during the remainder of fiscal 2005.  The company believes it will generate benefits to its cost structure, as well as synergies related to other sales and customer service initiatives, in fiscal 2005 and beyond, which will more than offset these costs.

Share Repurchase Program

In fiscal 2004, as a result of the company’s favorable cash position resulting primarily from divestitures and cash flows generated from operations, the company initiated a share repurchase program with authority to purchase up to $1 billion.  As of August 29, 2004, the company had repurchased approximately 22 million common shares at a total cost of $600 million.  During the first quarter of fiscal 2005, the company repurchased approximately 6.8 million shares for $181 million.  Management currently believes this program to be an appropriate use of available cash and plans to continue the share repurchase program during the remainder of fiscal 2005.

Opportunities and Challenges

The company is facing increased costs for many of its significant raw materials, packaging and energy inputs.  When appropriate, the company uses long-term purchase contracts, futures and options to reduce the volatility of these costs.  The company has also recently implemented sales price increases for certain products and will continue to evaluate further price increases based on raw material cost trends, expected impact on sales volumes and other factors.

Changing consumer preferences may impact sales of certain of the company’s products.  The company offers a variety of food products which appeal to a range of consumer preferences and utilizes innovation and marketing programs to develop products that fit with changing consumer trends.  As part of these programs, the company introduces new products and product extensions.

Consolidation of many of the company’s customers continues to result in increased buying power, negotiating strength and complex service requirements for those customers.  This trend, which is expected to continue, may negatively impact gross margins, particularly in the Retail Products segment.  In order to effectively respond to this customer consolidation, during fiscal 2004 the company consolidated its sales force to more efficiently service its customers and to appropriately leverage the company’s scale.  In fiscal 2003, the company’s retail customer service centers were consolidated into one specialized facility to service all retail channel customers.  The company continues to streamline its distribution network in order to reduce costs and increase its responsiveness to customer needs.

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Segment Review

The company’s operations are organized into three reporting segments:  Retail Products, Foodservice Products and Food Ingredients.  The Retail Products reporting segment manufactures and markets branded foods, which are sold in various retail channels and includes frozen, refrigerated and shelf-stable temperature classes.  The Foodservice Products reporting segment manufactures and markets customized food products, including meals, entrees, prepared potatoes, meats, seafood, sauces and a variety of custom-manufactured culinary products packaged for sale to restaurants and other foodservice establishments.  The Food Ingredients reporting segment manufactures and markets branded and commodity food ingredients, including milled grain ingredients, seasonings, blends and flavorings, which are sold to food processors, as well as certain commodity sourcing and merchandising operations.

Net Sales

	Net Sales
	Thirteen weeks ended
($ in millions)	August 29, 2004	August 24, 2003	% Increase/(Decrease)
Reporting Segment
Retail Products	$2,014	$1,841	9%
Foodservice Products	905	880	3%
Food Ingredients	577	508	14%
	$3,496	$3,229	8%

Net sales for the first quarter of fiscal 2005 were $3.5 billion, an increase of $267 million, or 8%, from the same period in the prior fiscal year.  This increase was driven primarily by strong volume in the Retail Products segment.

Retail Products net sales for the first quarter were $2.0 billion, an increase of $173 million, or 9%, compared to the same period in the prior year.  This improvement was primarily the result of an 8% increase in volume, driven by the company’s sales and marketing initiatives and also reflects that segment volume in the first quarter of fiscal 2004 was negatively impacted by the transition to a consolidated Retail Products sales force.  The company has also begun to raise selling prices, which only partially offset higher input costs.  Several major brands posted double-digit sales growth, including ACT II, Banquet, Blue Bonnet, Chef Boyardee, Cook’s, Egg Beaters, Kid Cuisine, Libby’s, Marie Callender’s, PAM and Wesson.  Sales declines occurred for certain large brands including Healthy Choice, Slim Jim and Snack Pack.

Foodservice Products net sales were $905 million in the first quarter of fiscal 2005 and $880 million in the same period of the prior year, an increase of 3%.  Sales volumes were essentially unchanged within the segment with increased volumes of the company’s specialty potato products being offset by decreased volumes for other products.  The company increased selling prices for many of its foodservice products, substantially offsetting increased input costs.

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Food Ingredients net sales were $577 million in the first quarter of fiscal 2005, an increase of $69 million, or 14%, from the same period in the prior year, reflecting sales to UAP North America and the chicken business, which were divested in the second quarter of fiscal 2004, and a favorable environment for input merchandising operations.  Net sales for the value-added specialty ingredients lines were essentially equal to those of a year ago.

Gross Profit

(Net sales less cost of goods sold)

	Gross Profit
	Thirteen weeks ended
($ in millions)	August 29, 2004	August 24, 2003	% Increase/(Decrease)
Reporting Segment
Retail Products	$479	$485	(1)%
Foodservice Products	123	132	(7)%
Food Ingredients	86	67	28%
	$688	$684	1%

The company’s gross profit for the first quarter of fiscal 2005 was $688 million, essentially unchanged from the same period in the prior year.  Costs of implementing the company’s operational efficiency initiatives reduced gross profit for the first quarter of fiscal 2005 by $9 million.  The costs of commodity inputs have been higher, on average, in fiscal 2005 than in the prior year.  Although the company has implemented price increases for many of its products, it was not able to fully offset the increased input costs in the first quarter of fiscal 2005.  The company anticipates further price increases in order to recover more of these costs in future periods.

The company’s gross margin (gross profit as a percentage of net sales) for the first quarter of fiscal 2005 was 20% as compared to 21% for the same period in the prior year, reflecting the impact of increased input and other production costs.

Retail Products gross profit for the first quarter of fiscal 2005 was $479 million, a decrease of $6 million, or 1%, from the same period in the prior year.  Gross profit for branded processed meats was significantly below prior year results, reflecting higher input costs and the impact of competitive pricing.  The company estimates that approximately $45 million of increased product costs, principally input costs, were not recovered with price increases.  Costs of implementing the company’s operational efficiency initiatives reduced gross profit for the first quarter of fiscal 2005 by $7 million.  Gross margins of the Retail Products segment decreased to 24% from 26% in the same period of the prior year, due to higher input costs, which were not fully offset by higher selling prices for many of the company’s products.

Foodservice Products gross profit was $123 million for the first quarter of fiscal 2005 and $132 million in the same period of the prior year, a decrease of 7%.  The reduced gross profit includes $11 million of unfavorable production costs associated with a planned plant consolidation and $2 million of costs of implementing operational efficiency initiatives.  Increased costs of commodity inputs were substantially offset by sales price increases during the quarter.  Gross margins decreased to 14% in the first quarter of fiscal 2005 from 15% in the same period of the prior year.

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Food Ingredients gross profit for the first quarter of fiscal 2005 increased $19 million, or 28%, to $86 million reflecting a favorable environment for input merchandising operations.  Gross margins increased to approximately 15% in the first quarter of fiscal 2005 as compared to 13% in the same quarter in the prior year.

Selling, General and Administrative Expenses (includes general corporate expense)

Selling, general and administrative (“SG&A”) expenses totaled $415 million for the first quarter of fiscal 2005, down $49 million, or 11%, as compared to the same period in the prior year. This decrease resulted from lower advertising and promotions costs in fiscal 2005 and higher costs in the first quarter of fiscal 2004 related to a $22 million charge to increase litigation reserves, partially offset by $4 million of costs relating to the company’s operational efficiency initiatives.

Operating Profit (earnings before general corporate expense, net interest expense, equity method investment earnings and income taxes)

	Operating Profit
	Thirteen weeks ended
($ in millions)	August 29, 2004	August 24, 2003	% Increase/(Decrease)
Reporting Segment
Retail Products	$213	$208	3%
Foodservice Products	67	76	(11)%
Food Ingredients	60	28	115%

Retail Products operating profit for the first quarter of fiscal 2005 was $213 million, an increase of $5 million, or 3%, as compared to the same period in the prior year.  The current quarter includes approximately $8 million of charges associated with the company’s cost saving initiatives.  Operating profit reflects SG&A cost reductions, primarily in advertising and promotion, partially offset by the reduction in gross profit.

For the first quarter of fiscal 2005, Foodservice Products operating profit was $67 million, compared with $76 million for the first quarter of last fiscal year, reflective of $11 million of unfavorable production costs.  The current quarter includes charges associated with operational efficiency initiatives of $5 million.

Food Ingredients operating profit for the first quarter of fiscal 2005 was $60 million, an increase of $32 million, or 115%, over the same period in the prior year, reflecting strong margins in the input merchandising operations.

Interest Expense, Net

Net interest expense for the first quarter of fiscal 2005 increased $8 million, or 12%, as compared to the same period in fiscal 2004, reflecting a reduced benefit from the previously terminated interest rate swap agreements and the change in classification of certain financing costs to interest expense.  Prior to the adoption of FIN No. 46R, such costs had been recorded in selling, general and administrative expense.

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

During the second quarter of fiscal 2004, the company closed out all of its interest rate swap agreements in order to lock-in existing favorable interest rates.  These interest rate swap agreements were previously put in place as a strategy to hedge interest costs associated with long-term debt.  For financial statement purposes the benefit associated with the termination of the interest rate swap agreements continues to be recognized over the term of the debt instruments originally hedged.  The company’s net interest expense continues to be favorably impacted by the recognition of this benefit in fiscal 2005, but to a lesser extent than in fiscal 2004.

The company expects its net interest expense to total approximately $315 million in fiscal 2005.

Income Taxes

In the first quarter of fiscal 2005, the company’s income tax expense was $81 million, an effective tax rate of approximately 38%.  In the first quarter of fiscal 2004, the company recognized an income tax benefit of approximately $1 million.

During fiscal 2003, the company generated capital loss carryforwards as a result of the fresh beef and pork divestiture.  As of May 25, 2003, the company had provided a valuation allowance for the entire amount of the related deferred tax asset.  In the first quarter of fiscal 2004, the company reduced its valuation allowance associated with these capital loss carryforwards and its income tax expense by $47 million when it was determined sufficient capital gains would be generated to enable the company to realize the benefit of the deferred tax asset.  This determination was based principally on the generation of capital gains from the company’s termination of interest rate swap agreements.  Also, in September 2003, the company reached an agreement with the Internal Revenue Service (“IRS”) with respect to the IRS’s examination of the company’s tax returns for fiscal years 1996 through 1999.  As a result of the favorable resolution of these matters, the company reduced income tax expense and the related provision for income taxes payable by $17 million during the first quarter of fiscal 2004.

Discontinued Operations

During fiscal 2004, the company completed the sales of its chicken business to Pilgrim’s Pride Corporation, its UAP North America operations to Apollo Management, L.P., and its Spanish feed business to the Carlyle Group.  The company completed the sale of its Portuguese poultry business during the first quarter of fiscal 2005.  The company is actively marketing the remaining Agricultural Products businesses (“UAP International”) and believes such businesses will be disposed of during fiscal 2005.  Accordingly, the company now reflects the results of operations, cash flows, assets and liabilities of each of these businesses as discontinued operations for all periods presented.

The first quarter of the current year includes after tax earnings of $2 million from discontinued operations as compared to $39 million in the same quarter of the prior year, reflecting the disposition of the related businesses with the exception of UAP International.

Cumulative Effect of Changes in Accounting

Effective May 26, 2003, the company adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, resulting in a cumulative effect of accounting change that decreased net income by $11.7 million (net of taxes of $7.2 million), or $0.02 per diluted share in the first quarter of fiscal 2004.

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Earnings Per Share

The company’s fiscal 2005 first quarter diluted earnings per share were $0.26.  Fiscal 2004 first quarter earnings per share were $0.37, $0.32 per share from continuing operations before cumulative effect of change in accounting, $0.07 per share from discontinued operations, and a loss of $0.02 per share from the cumulative effect of a change in accounting.

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

In September 2002, the company sold a controlling interest in its fresh beef and pork operations to a joint venture led by Hicks, Muse, Tate & Furst Incorporated (“Hicks Muse”).  Outside investors purchased 55% of the joint venture and the company continued to own the remaining 45%.  The fresh beef operations sold to the joint venture include a beef processing business as well as a cattle feeding business.  The purchase price associated with the cattle feeding business was financed entirely by the company with cattle feeding-related notes receivable, which were collateralized by the cattle, feedlots and other assets of the cattle feeding business.  Due to the purchase price of the cattle feeding business being entirely financed by the company, the legal divestiture of the cattle feeding operation was not recognized as a divestiture for accounting purposes, and the assets, liabilities and results of operations of the cattle feeding business have continued to be reflected in the company’s financial statements.  In August 2004, Hicks Muse exercised its option to acquire the company’s minority interest investment in the fresh beef and pork business (“Swift Foods”), and as a consequence, on September 24, 2004, the company sold its minority interest investment to Hicks Muse for $194.1 million, resulting in no gain or loss to the company.  The company continues to hold subordinated notes in original principal amount of $150 million from Swift Foods.  The cattle feeding-related notes matured in September 2004.  On September 24, 2004, the company reached an agreement with affiliates of Swift Foods by which the company has taken control and ownership of approximately $300 million of net assets of the cattle feeding operations.  The company plans to sell the assets of the cattle feeding operations in an orderly manner over the next several months; the company expects to recover the amounts it financed from the proceeds of the sale of the cattle feeding assets.

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Liquidity and Capital Resources

Sources of Liquidity and Capital

The company’s primary financing objective is to maintain a conservative balance sheet that provides the flexibility to pursue its growth objectives.  The company currently uses short-term debt to finance increases in its trade working capital (accounts receivable plus inventory, less accounts payable, accrued expenses and advances on sales) needs and a combination of equity and long-term debt to finance both its base trade working capital needs and its noncurrent assets.

Commercial paper borrowings (usually less than 30 days maturity) are reflected in the company’s consolidated balance sheets within notes payable.  The company maintains a back-up revolving credit facility at least equal to outstanding commercial paper borrowings.  The company has never used these back-up lines of credit.  The company is in compliance with the credit agreements’ financial covenants.  Management believes the company will maintain its current short-term debt credit rating for the foreseeable future, thus allowing the company’s continued issuance of commercial paper.  If the company were unable to access the short-term commercial paper market, the company would use its bank revolving credit facility to provide liquidity.

The company has in place a $1.05 billion revolving credit facility (expiring in May 2007) with major domestic and international banks.  The interest rates for the revolving credit facilities are generally .30 to .35 percentage points higher than the interest rates for commercial paper.  The company had availability of $400 million under its accounts receivable securitization program as of the end of the first quarter of fiscal 2005.  Under this program, accounts receivable are sold without recourse at a discount, and this cost is included in selling, general and administrative expenses.  Because these accounts receivable are sold without recourse to unrelated third parties, accounts receivable balances sold are excluded from the company’s consolidated financial statements.  As of the end of the first quarter of fiscal 2005, the company had no outstanding accounts receivable sold, while accounts receivable sold totaled $420 million as of the end of the first quarter of fiscal 2004.

The company’s overall level of interest-bearing debt as of the end of the first quarter of fiscal year 2005 and 2004 totaled $5.7 billion and $5.9 billion, respectively.  The reduction primarily reflects scheduled payments of maturing debt and reduced commercial paper borrowings totaling $644 million over the last 12 months.  The company’s adoption of FIN No. 46R resulted in the addition of $436 million to interest-bearing debt in the company’s condensed consolidated financial statements as of August 29, 2004.  As of the end of both the first quarter of fiscal 2005 and 2004, the company’s senior long-term debt ratings were BBB+ (Fitch), Baa1 (Moody’s) and BBB+ (Standard & Poor’s), all investment grade ratings.

The company also has a shelf registration under which it could issue from time to time up to $4 billion in debt securities.

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Over the last two fiscal years, the company has divested its major commodity operations, such as fresh beef and pork, cheese processing, canned seafood, chicken processing and agricultural chemical distribution.  The company received debt and equity interests as part of the proceeds for certain of those businesses.   Subsequent to the first quarter of fiscal 2005, the company sold its equity interest in the fresh beef and pork venture for $194 million.  The company has also taken control and ownership of approximately $300 million of assets of the cattle feeding operations and cancelled the cattle feeding-related notes.  The company plans to sell the assets of the cattle feeding operations in an orderly manner over the next several months.  The company expects to sell, or otherwise monetize, the following investments and other interests related to these transactions in the future, subject to contractual conditions:

•                  approximately 25.4 million shares of Pilgrim’s Pride Corporation (valued at $246 million at the time of the transaction with a total carrying value of $392 million at August 29, 2004),

•                  approximately $34 million of UAP preferred securities, and

•                  $150 million of subordinated notes receivable plus accrued interest from the fresh beef and pork venture.

The Pilgrim’s Pride Corporation shares are contractually restricted such that the company cannot sell any portion of the shares for one year from the date of the chicken business divestiture and can sell no more than 8.47 million shares in any twelve-month period, unless such restrictions are waived by Pilgrim’s Pride.  As of August 29, 2004, 8.47 million shares are classified as “available for sale,” as these shares may be sold by the company within twelve months.  The available-for-sale shares are stated at fair value based on quoted market prices with unrealized gains of $146 million included in accumulated other comprehensive income, net of tax.  The remaining 16.93 million shares are accounted for at cost.

Cash Flows

During the first quarter of fiscal 2005, the company used $239 million of cash, which was the net impact of $154 million generated from continuing operations, $65 million used in investing activities, $331 million used in financing activities, and $3 million generated by the company’s discontinued UAP International and Portuguese poultry business operations.

Cash generated from operating activities of continuing operations totaled $154 million in the first quarter of fiscal 2005, as compared to $264 million generated in the same period of the prior year.  The decreased cash flow was primarily due to increased trade working capital, resulting primarily from timing of payments.  Cash flow from operating activities is one of the company’s primary sources of liquidity.

Cash used in investing activities totaled $65 million in the first quarter of fiscal 2005, versus cash used in investing activities of $3 million in the same period of fiscal 2004.  Investing activities for the first quarter of fiscal 2005 consisted primarily of expenditures for additions to property, plant and equipment under the company’s capital expenditure plans, partially offset by proceeds collected from the sale of UAP North America, which were classified as a receivable as of fiscal year end 2004.

Cash used in financing activities totaled $331 million in the first quarter of fiscal 2005, as compared to cash generated of $8 million in the first quarter of fiscal 2004.  During the first quarter of fiscal 2005, the company made scheduled debt payments of $18 million and paid dividends of $135 million.  The company also repurchased 6.8 million shares of its common stock for $181 million under its share

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

repurchase program.  In the first quarter of fiscal 2004, the company borrowed $132 million under its commercial paper program and paid dividends of $131 million.

Cash generated from discontinued operations totaled $3 million in the first quarter of fiscal 2005 versus cash used of $235 million in the first quarter of fiscal 2004.

The company estimates its capital expenditures in fiscal 2005 will be approximately $500 million, reflecting increased investment in information systems and the logistics network.  Management believes that existing cash balances, cash flows from operations, existing credit facilities and access to capital markets will provide sufficient liquidity to meet its working capital needs, planned capital expenditures, additional share repurchases and payment of anticipated quarterly dividends.

Off-Balance Sheet Arrangements

The company uses off-balance sheet arrangements (e.g., operating leases) where the economics and sound business principles warrant their use. The company periodically enters into guarantees and other similar arrangements as part of transactions in the ordinary course of business. These are described further in “Obligations and Commitments” below.

The company has used off-balance sheet arrangements in connection with the securitization and sale of trade receivables generated in the ordinary course of business.  As of August 29, 2004, the company had the ability to sell interests in pools of receivables in an amount not to exceed $400 million at any one time.  As of August 29, 2004, the company had no outstanding accounts receivable sold, whereas accounts receivable sold totaled $420 million as of the end of the first quarter of fiscal 2004.

As a result of adopting FIN No. 46R, the company has consolidated the assets and liabilities of several entities from which it leases property, plant and equipment.  The company has also deconsolidated ConAgra Capital, L.C., an indirectly controlled subsidiary of the company.  Due to the adoption of FIN No. 46R, the company reflects in its balance sheet as of August 29, 2004:  property, plant and equipment of $230 million, long-term debt of $436 million, other assets of $46 million and other noncurrent liabilities of $17 million.  None of these balances were reflected in the company’s balance sheet as of August 24, 2003.  The company also removed the preferred securities of subsidiary company of $175 million upon the deconsolidation of ConAgra Capital, L.C., which securities are now included in the long-term debt balance noted above.  The company has no other material obligations arising out of variable interests with unconsolidated entities.

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Obligations and Commitments

As part of its ongoing operations, the company enters into arrangements that obligate the company to make future payments under contracts such as lease agreements, debt agreements and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as “take-or-pay” contracts).  The unconditional purchase obligation arrangements are entered into by the company in its normal course of business in order to ensure adequate levels of sourced product are available to the company.  Of these items, capital lease and debt obligations, which total $5.7 billion, are currently recognized as liabilities in the company’s consolidated balance sheet.  Lease obligations and unconditional purchase obligations, which total $983 million, are not recognized as liabilities in the company’s consolidated balance sheet in accordance with generally accepted accounting principles.  Payments in excess of debt service requirements to be made to variable interest entities, which have been consolidated under the requirements of FIN No. 46R, are included in lease obligations.

A summary of the company’s contractual obligations as of August 29, 2004 is as follows (including obligations of discontinued operations):

	Payments Due by Period
(in millions) Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt	$5,676.2	$366.9	$1,236.0	$59.0	$4,014.3
Lease obligations	665.5	107.2	200.4	112.3	245.6
Purchase obligations	317.3	69.4	162.5	42.2	43.2
Total	$6,659.0	$543.5	$1,598.9	$213.5	$4,303.1

As part of its ongoing operations, the company also enters into arrangements that obligate the company to make future cash payments only upon the occurrence of a future event (e.g., guarantee debt or lease payments of a third party should the third party be unable to perform).  The following commercial commitments are not recognized as liabilities in the company’s consolidated balance sheet.  A summary of the company’s commitments, including commitments associated with equity method investments, as of August 29, 2004 is as follows:

(in millions) Other Commercial Commitments	Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Guarantees	$68.5	$12.9	$22.2	$11.2	$22.2
Other commitments	5.8	2.0	3.7	0.1	—
Total	$74.3	$14.9	$25.9	$11.3	$22.2

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

The company’s total commitments of $74 million include approximately $43 million in guarantees and other commitments the company has made on behalf of the divested fresh beef and pork business.

The company has assigned a hog purchase contract to the divested fresh beef and pork business which has indemnified the company for all liabilities under the contract.  The company has guaranteed the performance of the divested fresh beef and pork business with respect to the hog purchase contract.  The hog purchase contract requires the divested fresh beef and pork business to purchase a minimum of approximately 1.2 million hogs annually through 2014.  The contract stipulates minimum price commitments, based in part on market prices and in certain circumstances also includes price adjustments based on certain inputs.

Trading Activities

The company accounts for certain contracts (e.g., “physical” commodity purchase/sale contracts and derivative contracts) at fair value.  The company considers a portion of these contracts to be its “trading” activities; specifically, those contracts that do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related amendment, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (collectively “SFAS No. 133”).  The table below summarizes the changes in trading assets and liabilities for the quarter ended August 29, 2004:

(in millions)

Net asset outstanding as of May 30, 2004	$26.6
Contracts settled during the period (1)	19.9
Changes in fair value of contracts outstanding as of August 29, 2004 (2)	(3.2)
Changes attributable to changes in valuation techniques and assumptions	—
Net asset outstanding as of August 29, 2004	$43.3

(1)          Includes contracts outstanding at May 30, 2004 and contracts entered into and settled during the period.

(2)          Includes option premiums paid and received.

The following table represents the fair value and scheduled maturity dates of such contracts outstanding as of August 29, 2004:

	Fair Value of Contracts as of August 29, 2004 net asset / (liability)
Source of Fair Value	Maturity less than 1 year	Maturity 1-3 years	Total Fair Value
Prices actively quoted (i.e., exchange-traded contracts)	$33.3	$0.1	$33.4
Prices provided by other external sources (i.e., non-exchange-traded contracts)	10.0	(0.1)	9.9
Prices based on other valuation models (i.e., non-exchange-traded contracts)	—	—	—
Total fair value	$43.3	$0.0	$43.3

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

Critical Accounting Estimates

A discussion of the company’s critical accounting estimates is in the “Management’s Discussion & Analysis” section of the company’s fiscal 2004 annual report on Form 10-K.  There have been no significant changes with respect to these policies during the first quarter of fiscal 2005.

Related Party Transactions

A discussion of the company’s related party transactions is in the “Management’s Discussion & Analysis” section of the company’s fiscal 2004 annual report on Form 10-K.  A discussion of the effect of the company’s adoption of FIN No. 46R on the accounting for these transactions is presented in Note 1 to the condensed consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The principal market risks affecting the company are exposures to price fluctuations of commodity and energy inputs, interest rates and foreign currencies.  These fluctuations impact the trading business, which includes the commodity sourcing and merchandising functions and the processing businesses, which represent the remaining businesses of the company.

Other than the changes noted below, there have been no material changes in the company’s market risk during the thirteen weeks ended August 29, 2004.  For additional information, refer to the subsection “Market Risk” in the “Management’s Discussion & Analysis” in Item 7 of the fiscal 2004 annual report on Form 10-K.

Interest Rate Risk

The company may use interest rate swaps to manage the effect of interest rate changes on a portion of its existing debt and forecasted debt balances.  The company enters into such interest rate swaps to take advantage of low short-term rates, while continuing to maintain long-term financing.  As of August 24, 2003 the fair value of the interest rate swap agreements recognized in prepaid expenses and other current assets was approximately $144 million, while the fair value of interest rate swap agreements recognized in other accrued liabilities was approximately $8 million.  All of the company’s interest rate swaps were liquidated in the second quarter of fiscal 2004 (see Notes 4 and 11 to the condensed consolidated financial statements).

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Foreign Currency Risk

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

Fair value was determined using quoted exchange rates and was based on the company’s net foreign currency position.  For the first quarter of fiscal 2005, the maximum potential loss of fair value resulting from a hypothetical change of 10% in exchange rates was approximately $16.3 million for processing operations and approximately $8.1 million for trading operations based on the company’s net foreign currency derivative positions at quarter end.  For the fiscal year ended May 30, 2004, the highest, lowest and average potential loss of fair value resulting from a hypothetical change of 10% in exchange rates was approximately $16.1 million, $10.2 million and $13.8 million for processing operations and $13.2 million, $3.8 million, and $8.7 million, respectively, for trading operations, based on the company’s net foreign currency derivative positions at each quarter end during fiscal 2004.

Item 4.  Controls and Procedures

The company carried out an evaluation under the supervision and with the participation of the company’s management, including the company’s Chief Executive Officer and the Executive Vice President, Strategic Development (person performing the functions of the Chief Financial Officer), of the effectiveness of the design and operation of the company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Executive Vice President, Strategic Development (person performing the functions of the Chief Financial Officer) concluded that, as of the end of the period covered by this report, the company’s disclosure controls and procedures provide reasonable assurance that such disclosure controls and procedures are effective in timely providing them with material information relating to the company (including its consolidated subsidiaries) required to be included in the company’s periodic Securities and Exchange Commission filings. There were no significant changes in the company’s internal controls over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, such internal controls.

ConAgra Foods, Inc. and Subsidiaries

Part II – Other Information

Item 1.  Legal Proceedings

The company previously reported certain information regarding legal proceedings in its Form 10-K for the fiscal year ended May 30, 2004.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On December 4, 2003, the company announced a share repurchase program of up to $1 billion, authorized by the company’s Board of Directors.  During the first quarter of fiscal 2005, the company purchased 6.8 million shares at a cost of $181 million under this program.  From the inception of the program through August 29, 2004, the company has purchased 22.1 million shares at a cost of $600 million.

The following table presents the total number of shares purchased during the first quarter of fiscal 2005, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program and the approximate dollar value of the maximum number of shares that may yet be purchased under the $1 billion program:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that may yet be Purchased under the Program (2)

May 31 through June 27, 2004	—	—	—	$581,400,000

June 28 through July 25, 2004	4,350,345	$27.12	4,294,200	$464,900,000

July 26 through August 29, 2004	2,522,702	$26.40	2,461,000	$399,900,000

Total Fiscal 2005 First Quarter	6,873,047	$26.86	6,755,200	$399,900,000

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

ConAgra Foods, Inc. and Subsidiaries

Part II – Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

The company’s annual meeting of stockholders was held on September 23, 2004.  The vote for each matter voted upon at the meeting is set forth below:

Election of Directors

FOR	WITHHELD

Mogens C. Bay	446,479,843	13,911,029
Stephen G. Butler	450,961,767	9,429,105
Alice B. Hayes	452,438,165	7,952,707
W.G. Jurgensen	450,898,612	9,492,260
Carl E. Reichardt	421,030,020	39,360,852

Ratification of the appointment of independent auditors:

FOR:	452,469,785
AGAINST:	4,005,975
ABSTAIN:	3,915,112
BROKER NON-VOTES:	0

Approval of the ConAgra Foods Executive Incentive Plan:

FOR:	274,695,835
AGAINST:	87,660,823
ABSTAIN:	7,718,278
BROKER NON-VOTES:	148,101,415

Stockholder proposal concerning suspension of stock grants for directors and senior executive officers:

FOR:	48,440,825
AGAINST:	313,122,525
ABSTAIN:	8,510,734
BROKER NON-VOTES:	148,102,267

ConAgra Foods, Inc. and Subsidiaries

Part II – Other Information

Item 5.  Other Information

On September 23, 2004, the company’s Board of Directors authorized a 5% increase in the company’s common stock dividend and declared a quarterly common stock cash dividend of $0.2725 per share, payable December 1, 2004, to stockholders of record November 1, 2004.  The prior quarterly dividend was $0.26 per share.  The new indicated annual dividend rate is $1.09 per share, an increase of $0.05 per share.

Item 6.  Exhibits

(A)	Exhibits

	10.1	Form of Stock Option Agreement

	12	Statement regarding computation of ratio of earnings to fixed charges

	31.1	Section 302 Certificate of Chief Executive Officer

	31.2	Section 302 Certificate of Chief Financial Officer

	32.1	Section 906 Certificates

ConAgra Foods, Inc. and Subsidiaries

Part II – Other Information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONAGRA FOODS, INC.

By:

/s/ Dwight J. Goslee

Dwight J. Goslee
Executive Vice President,
Strategic Development
(Person performing the functions of the Chief
Financial Officer)

By:

/s/ John F. Gehring

John F. Gehring
Senior Vice President and Corporate Controller

Dated this 7th day of October, 2004.

ConAgra Foods, Inc. and Subsidiaries

Exhibit Index

EXHIBIT	DESCRIPTION	PAGE

10.1	Form of Stock Option Agreement	39

12	Statement regarding computation of ratio of earnings to fixed charges	42

31.1	Section 302 Certificate of Chief Executive Officer	43

31.2	Section 302 Certificate of Chief Financial Officer	44

32.1	Section 906 Certificates	45