Form 10-Q
period 2004-11-28
CONAGRA FOODS INC /DE/
filed 2005-01-06
CIK 23217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 28, 2004
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

Yes   ☒          No   ☐

Number of shares outstanding of issuer’s common stock, as of December 24, 2004, was 515,500,087.

Part I – Financial Information

Item 1.  Condensed Consolidated Financial Statements

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions except per share amounts)

(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	November 28, 2004	November 23, 2003	November 28, 2004	November 23, 2003
Net sales	$4,116.2	$3,804.8	$7,611.8	$7,034.2
Costs and expenses:
Cost of goods sold	3,213.7	2,908.5	6,021.1	5,453.7
Selling, general and administrative expenses	441.7	477.7	856.2	941.7
Interest expense, net	85.8	68.2	159.2	133.6
	3,741.2	3,454.4	7,036.5	6,529.0
Equity method investment earnings	15.1	16.3	29.2	27.5

Income from continuing operations before income taxes and cumulative effect of change in accounting	390.1	366.7	604.5	532.7
Income tax expense	146.8	128.8	227.9	127.5

Income from continuing operations before cumulative effect of change in accounting	243.3	237.9	376.6	405.2

Income (loss) from discontinued operations, net of tax	(1.0)	32.2	0.7	71.5

Cumulative effect of change in accounting	—	—	—	(11.7)

Net income	$242.3	$270.1	$377.3	$465.0

Earnings per share – basic
Income from continuing operations before cumulative effect of change in accounting	$0.47	$0.45	$0.73	$0.77
Income (loss) from discontinued operations	—	0.06	—	0.13
Cumulative effect of change in accounting	—	—	—	(0.02)
Net income	$0.47	$0.51	$0.73	$0.88

Earnings per share – diluted
Income from continuing operations before cumulative effect of change in accounting	$0.47	$0.45	$0.73	$0.76
Income (loss) from discontinued operations	—	0.06	—	0.13
Cumulative effect of change in accounting	—	—	—	(0.02)
Net income	$0.47	$0.51	$0.73	$0.87

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	November 28, 2004	November 23, 2003	November 28, 2004	November 23, 2003
Net income	$242.3	$270.1	$377.3	$465.0

Other comprehensive income (loss):
Net derivative adjustment, net of tax	8.9	6.2	(15.5)	22.6
Unrealized gain on available-for-sale securities, net of tax	42.2	—	42.4	—
Currency translation adjustment	19.9	20.2	29.3	38.8

Comprehensive income	$313.3	$296.5	$433.5	$526.4

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(dollars in millions)

(unaudited)

	November 28, 2004	May 30, 2004	November 23, 2003
ASSETS
Current assets
Cash and cash equivalents	$353.2	$608.6	$51.9
Divestiture proceeds receivable	—	60.3	865.5
Receivables, less allowance for doubtful accounts of $30.9, $26.5 and $31.8	1,536.6	1,324.1	1,115.4
Inventories	2,961.6	2,580.9	3,178.8
Prepaid expenses and other current assets	326.1	435.4	362.6
Current assets of discontinued operations	309.6	135.6	198.2
Total current assets	5,487.1	5,144.9	5,772.4
Property, plant and equipment	5,862.7	5,632.7	5,300.7
Less accumulated depreciation	(2,895.2)	(2,752.7)	(2,664.5)
Property, plant and equipment, net	2,967.5	2,880.0	2,636.2
Goodwill	3,815.0	3,798.8	3,807.1
Brands, trademarks and other intangibles, net	826.2	826.9	825.6
Other assets	1,101.2	1,569.5	1,451.5
Noncurrent assets of discontinued operations	5.1	10.0	39.9
	$14,202.1	$14,230.1	$14,532.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable	$4.4	$30.6	$100.6
Current installments of long-term debt	766.4	382.4	324.1
Accounts payable	1,161.1	940.8	1,194.5
Advances on sales	131.8	178.4	225.6
Accrued payroll	232.8	272.0	230.6
Other accrued liabilities	1,227.5	1,076.9	1,295.7
Current liabilities of discontinued operations	127.1	120.5	161.1
Total current liabilities	3,651.1	3,001.6	3,532.2
Senior long-term debt, excluding current installments	4,189.3	4,878.4	4,209.0
Subordinated debt	400.0	402.3	756.9
Preferred securities of subsidiary company	—	—	175.0
Other noncurrent liabilities	1,101.0	1,108.3	961.0
Noncurrent liabilities of discontinued operations	—	—	0.3
Total liabilities	9,341.4	9,390.6	9,634.4
Commitments and contingencies (Note 9)
Common stockholders’ equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 565,906,261, 565,842,299 and 565,721,475	2,829.5	2,829.2	2,828.6
Additional paid-in capital	754.9	756.1	750.7
Retained earnings	2,498.4	2,394.4	2,254.7
Accumulated other comprehensive income (loss)	76.1	19.9	(98.0)
Less treasury stock, at cost, common shares 50,907,350, 44,647,495 and 29,106,997	(1,293.7)	(1,123.8)	(690.8)
	4,865.2	4,875.8	5,045.2
Less unearned restricted stock and value of 0, 1,062,793 and 5,700,217 common shares held in Employee Equity Fund	(4.5)	(36.3)	(146.9)
Total common stockholders’ equity	4,860.7	4,839.5	4,898.3
	$14,202.1	$14,230.1	$14,532.7

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Twenty-six weeks ended
	November 28, 2004	November 23, 2003
Cash flows from operating activities:
Net income	$377.3	$465.0
Income from discontinued operations	0.7	71.5
Income from continuing operations before cumulative effect of change in accounting	376.6	393.5
Adjustments to reconcile income from continuing operations before cumulative effect of change in accounting to net cash flows from operating activities:
Depreciation and amortization	174.0	171.4
Gain on sale of fixed assets	(5.3)	(1.4)
Changes in amounts sold under the accounts receivable securitization, net	—	(6.1)
Cumulative effect of changes in accounting	—	11.7
Undistributed earnings of affiliates	(19.8)	(10.7)
Other items (includes pension and other postretirement benefits)	54.8	9.8
Change in operating assets and liabilities before effects of business dispositions:
Accounts receivable	(216.9)	(315.2)
Inventory	(380.7)	(780.2)
Prepaid expenses and other current assets	80.1	218.4
Accounts payable and advances on sales	173.6	527.7
Other accrued liabilities	146.8	68.3
Net cash flows from operating activities	383.2	287.2

Cash flows from investing activities:
Additions to property, plant and equipment	(255.4)	(152.3)
Sale of investment in Swift Foods and UAP preferred securities	214.1	—
Sale of businesses and property, plant and equipment	125.6	11.5
Notes receivable and other items	(32.8)	7.0
Net cash flows from investing activities	51.5	(133.8)

Cash flows from financing activities:
Net short-term borrowings	(26.1)	99.0
Repayment of long-term debt	(321.8)	(502.4)
Repurchase of ConAgra Foods common shares	(181.4)	—
Cash dividends paid	(269.3)	(262.1)
Proceeds from exercise of employee stock options	31.0	25.1
Other items	(1.4)	(7.5)
Net cash flows from financing activities	(769.0)	(647.9)

Net cash from discontinued operations	78.9	(141.7)

Net change in cash and cash equivalents	(255.4)	(636.2)
Cash and cash equivalents at beginning of period	608.6	688.1
Cash and cash equivalents at end of period	$353.2	$51.9

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 28, 2004

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

For the Twenty-six Weeks ended November 28, 2004

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

	Thirteen weeks ended		Twenty-six weeks ended
	November 28, 2004	November 23, 2003	November 28, 2004	November 23, 2003
Net income, as reported	$242.3	$270.1	$377.3	$465.0
Add: Stock-based employee compensation included in reported net income, net of related tax effects	3.9	3.2	7.4	7.7
Deduct: Total stock-based compensation expense determined under fair value based method, net of related tax effects	(8.2)	(7.4)	(15.9)	(16.5)
Pro forma net income	$238.0	$265.9	$368.8	$456.2

Earnings per share:
Basic earnings per share – as reported	$0.47	$0.51	$0.73	$0.88
Basic earnings per share – pro forma	$0.46	$0.50	$0.72	$0.86

Diluted earnings per share – as reported	$0.47	$0.51	$0.73	$0.87
Diluted earnings per share – pro forma	$0.46	$0.50	$0.71	$0.86

Comprehensive Income – Comprehensive income includes net income, currency translation adjustments, certain derivative-related activity, changes in the value of available-for-sale investments and changes, if any, in the minimum pension liability.  The company deems its foreign investments to be permanent in nature and does not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars.

The derivative adjustment is net of income tax expense of $5.4 million for the thirteen weeks ended November 28, 2004 and an income tax benefit of $9.5 million for the twenty-six weeks ended November 28, 2004, and income tax expense of $3.8 million and $13.9 million, respectively, for the thirteen and twenty-six weeks ended November 23, 2003.  The unrealized gain on available-for-sale securities is net of income tax expense of $25.9 million and $26.0 million, respectively, for the thirteen and twenty-six weeks ended November 28, 2004.

Reclassifications – Certain reclassifications have been made to prior year amounts to conform to current year classifications.

Accounting Changes – Effective February 22, 2004, the company adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, as revised December 2003 (“FIN No. 46R”).  As a result of adopting FIN No. 46R, the company has consolidated the assets and liabilities of several entities from which it leases property, plant and equipment.  Certain of the entities from which the company leases various buildings are partnerships (the “partnerships”), the beneficial owners of which are Opus Corporation or its affiliates (“Opus”).  A member of the company’s board of directors is a beneficial owner, officer and director of Opus.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 28, 2004

(columnar dollars in millions except per share amounts)

The company has also deconsolidated ConAgra Capital, L.C., an indirectly controlled subsidiary of the company.  Due to the adoption of FIN No. 46R, the company reflects in its balance sheet as of November 28, 2004:  property, plant and equipment of $219 million, long-term debt of $449 million, other assets of $57 million and other noncurrent liabilities of $6 million, and as of May 30, 2004:  property, plant and equipment of $221 million, long-term debt of $419 million, other assets of $46 million and other noncurrent liabilities of $25 million.  None of these balances were reflected in the company’s balance sheet as of November 23, 2003.  Financing costs related to these leases were previously included in selling, general and administrative expenses.  Effective with the adoption of FIN No. 46R, these financing costs are included in interest expense, net.  The company also removed the preferred securities of a subsidiary company of $175 million upon the deconsolidation of ConAgra Capital, L.C., which securities are now included in the long-term debt balance noted above.  As discussed further in Note 12, in December 2004, the company approved the redemption of these securities.  The company has no other material obligations arising out of variable interests with unconsolidated entities.

The company did not restate any previously issued financial statements.  If FIN No. 46R would have been in effect during the first half of fiscal 2004, net income for that period would not have been materially different from that which was previously reported.

Effective May 26, 2003, the company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which requires the company to recognize the fair value of a liability associated with the cost the company is legally obligated to incur in order to retire an asset at some point in the future.  The associated asset retirement costs are capitalized as part of the carrying amount of the associated long-lived asset.  Over time, the liability will increase, reflecting the accretion of the obligation from its present value to the amount the company estimates it will pay to extinguish the liability, and the capitalized asset retirement costs will be depreciated over the useful life of the related asset.  Application of this accounting standard resulted in a cumulative effect of a change in accounting that decreased net income by $11.7 million (net of taxes of $7.2 million), or $0.02 per diluted share in the first quarter of fiscal 2004.  Asset retirement obligations of $17.9 million, $18.5 million, and $22.4 million are reflected in the company’s balance sheets at November 28, 2004, May 30, 2004, and November 23, 2003, respectively.  The majority of the company’s asset retirement obligations relate to various contractual obligations for restoration of leased assets at the end of lease terms.

Recently Issued Accounting Pronouncement – On December 16, 2004, the FASB issued Statement No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment. SFAS No. 123R will require the company to measure the cost of all employee stock-based compensation awards based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). Excess tax benefits, as defined by this Statement, will be recognized as an addition to paid-in capital.  SFAS No. 123R is effective beginning in the company’s second quarter of fiscal 2006. The company is currently evaluating the expected impact that the adoption of SFAS No. 123R will have on its results of operations and cash flows.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 28, 2004

(columnar dollars in millions except per share amounts)

2.   Discontinued Operations and Divestitures

Chicken Business Divestiture

On November 23, 2003, the company completed the sale of its chicken business to Pilgrim’s Pride Corporation (the “chicken business divestiture”).  The company has reflected the results of operations, cash flows, assets and liabilities of the chicken business as discontinued operations for all periods presented.

As part of the divestiture, the company received $301.0 million of cash and 25.4 million shares of Pilgrim’s Pride Corporation common stock valued at $246.1 million.  The fair value of the Pilgrim’s Pride common stock was based on an independent valuation as of the date of the transaction and was reflective of the common stock’s trading restrictions.  The common stock investment is included in the company’s balance sheet within other assets.  As of November 28, 2004, 8.47 million shares are classified as available-for-sale, as the company at that date was contractually allowed to sell only those shares within twelve months.  Subsequent to that date, an agreement was reached with Pilgrim’s Pride Corporation, allowing the company to sell up to ten million shares.  The available-for-sale shares are stated at fair value based on quoted market prices with unrealized pre-tax gains of approximately $215 million ($133 million after tax) included in accumulated other comprehensive income.  The remaining shares are accounted for at cost (based on the valuation performed on the transaction date).

In December 2004, the company sold 10 million shares of Pilgrim’s Pride Corporation common stock for $282.5 million.  The company will recognize a pre-tax gain of approximately $186 million in its third quarter of fiscal 2005.  This gain includes the following:

($ in millions)

Amounts included in accumulated other comprehensive income at November 28, 2004 for 8.47 million shares classified as available-for-sale	$215
Reduction in value (including sales commission) associated with shares classified as available-for-sale from November 28, 2004 to December 8, 2004	(57)
Gain realized on sale of additional 1.53 million shares not classified as available-for-sale	28
Total pre-tax gain	$186

The remaining 15.4 million shares are contractually restricted, such that the company cannot sell any portion of the shares until December 2005, at which time up to 6.94 million shares may be sold.  The remaining shares can be sold in future periods beginning after December 13, 2006, but no more than 8.47 million shares may be sold in any twelve-month period.  With the consent of Pilgrim’s Pride Corporation, these trading restrictions may be waived.  The final sales price of the chicken business was subject to a purchase price adjustment based on determination of the final net assets sold, which occurred in the first quarter of fiscal 2005.  As part of the final purchase price adjustment, the company paid $34 million to Pilgrim’s Pride.  The company recognized a loss of $11.7 million for this final settlement in the fourth quarter of fiscal 2004.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 28, 2004

(columnar dollars in millions except per share amounts)

UAP North America Divestiture

On November 23, 2003, the company completed the sale of UAP North America to Apollo Management, L.P. (“Apollo”).  The company has been actively marketing the remaining businesses of its former Agricultural Products segment (“UAP International”) and believes such businesses will be disposed of during fiscal 2005.  Accordingly, the company reflects the results of the entire Agricultural Products segment as discontinued operations for all periods presented.

The company initially received $503 million of cash, $60 million of Series A redeemable preferred stock of UAP Holdings (the “UAP Preferred Securities”) and $61 million in the form of a receivable from Apollo.  The company collected the receivable balance in the first quarter of fiscal 2005.

Based on an independent valuation, the fair value of the UAP Preferred Securities was estimated to approximate their face value.  The UAP Preferred Securities investment is included in the company’s balance sheet within other assets.  UAP Holdings previously repurchased $45 million of preferred securities and accrued dividends for cash, and on November 29, 2004, repurchased the remaining $15 million of preferred securities and accrued dividends for cash.

In the second quarter of fiscal 2005, the company reached agreements in principle with various parties to sell substantially all of the remaining assets of UAP International.  As a result, management determined that the ultimate proceeds from such sales would be lower than originally estimated.  The company therefore recorded an impairment charge of $22.3 million (net of a tax benefit of $2.1 million) in order to reflect the assets at the revised estimated fair value, less cost to sell.

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

Fresh Beef and Pork Divestitures

In September 2002, the company sold a controlling interest in its fresh beef and pork operations to a joint venture led by Hicks, Muse, Tate & Furst Incorporated (“Hicks Muse”).  Outside investors purchased 55% of the joint venture and the company continued to own the remaining 45%.  The fresh beef operations sold to the joint venture included a beef processing business as well as a cattle feeding business.  The purchase price associated with the cattle feeding business was financed entirely by the company with cattle feeding-related notes receivable maturing in September 2004.  These notes were collateralized by the cattle, feedlots and other assets of the cattle feeding business.  Due to the purchase price of the cattle feeding business being entirely financed by the company, the legal divestiture of the cattle feeding operation was not recognized as a divestiture for accounting purposes, and the assets, liabilities and results of operations of the cattle feeding business have continued to be reflected in the company’s financial statements.  In August 2004, Hicks Muse exercised its option to acquire the company’s minority interest investment in the fresh beef and pork business (“Swift Foods”), and as a consequence, on September 24, 2004, the company sold its minority interest investment in Swift Foods to Hicks Muse for $194.1 million, resulting in no significant gain or loss to

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 28, 2004

(columnar dollars in millions except per share amounts)

the company.  The company continues to hold subordinated notes in the original principal amount of $150 million from Swift Foods.

On September 24, 2004, the company reached an agreement with affiliates of Swift Foods by which the company took control and ownership of approximately $300 million of the net assets of the cattle feeding business, including feedlots and live cattle.  On October 15, 2004, the company sold the feedlots to Smithfield Foods for approximately $70 million.  These transactions resulted in a gain of approximately $19.0 million (net of taxes of $11.6 million).  The company retained live cattle inventory and related derivative instruments and is liquidating those assets in an orderly manner.  As of November 28, 2004, the company had reduced the live cattle inventory to $189 million.  The company expects the sale of the live cattle inventory to be substantially completed by April 2005.  Beginning September 24, 2004, the assets, liabilities and results of operations, including the gain on sale, of the cattle feeding business are classified as discontinued operations.

Summary results of operations of the former Agricultural Products segment, the chicken business, the Spanish feed and Portuguese poultry businesses, and the cattle feeding business included within discontinued operations are as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	November 28, 2004	November 23, 2003	November 28, 2004	November 23, 2003
Net sales	$143.1	$1,647.7	$259.6	$3,375.6
Long-lived asset impairment charge	$(24.4)	$(9.7)	$(25.6)	$(9.7)
Income from operations of discontinued operations before income taxes	3.2	73.0	7.9	136.3
Net gain from disposal of businesses	31.3	—	31.3	—
Income before income taxes	10.1	63.3	13.6	126.6
Income tax expense	(11.1)	(31.1)	(12.9)	(55.1)
Income (loss) from discontinued operations, net of tax	$(1.0)	$32.2	$0.7	$71.5

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 28, 2004

(columnar dollars in millions except per share amounts)

The assets and liabilities of the Agricultural Products segment, the chicken business, the Spanish feed and Portuguese poultry businesses, and the cattle feeding business as of November 28, 2004, May 30, 2004 and November 23, 2003 are as follows:

	November 28, 2004	May 30, 2004	November 23, 2003

Receivables, less allowances for doubtful accounts	$92.4	$81.6	$113.4
Inventories	213.6	48.4	75.7
Prepaid expenses and other current assets	3.6	5.6	9.1
Current assets of discontinued operations	$309.6	$135.6	$198.2

Property, plant and equipment, net	$4.2	$8.7	$33.1
Goodwill and other intangibles	—	—	3.9
Other assets	0.9	1.3	2.9
Noncurrent assets of discontinued operations	$5.1	$10.0	$39.9

Notes payable	$23.5	$23.2	$29.4
Accounts payable	85.3	82.2	111.3
Other accrued liabilities and advances on sales	18.3	15.1	20.4
Current liabilities of discontinued operations	$127.1	$120.5	$161.1

Other noncurrent liabilities	$—	$—	$0.3
Noncurrent liabilities of discontinued operations	$—	$—	$0.3

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 28, 2004

(columnar dollars in millions except per share amounts)

3.              Goodwill and Other Identifiable Intangible Assets

Goodwill by reporting segment was as follows:

	November 28, 2004	May 30, 2004	November 23, 2003
Retail Products	$3,487.1	$3,479.1	$3,481.4
Foodservice Products	291.1	285.1	288.9
Food Ingredients	36.8	34.6	36.8
Total	$3,815.0	$3,798.8	$3,807.1

Other identifiable intangible assets were as follows:

	November 28, 2004		May 30, 2004		November 23, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$798.2	$—	$798.1	$—	$794.2	$—
Amortizing intangible assets	39.7	11.7	38.7	9.9	40.5	9.1
	$837.9	$11.7	$836.8	$9.9	$834.7	$9.1

Non-amortizing intangible assets are primarily composed of the company’s brands/trademarks.  Amortizing intangible assets, carrying a weighted average life of approximately 16 years, are principally composed of licensing arrangements and customer lists.  Based on amortizing assets recognized in the company’s balance sheet as of November 28, 2004, amortization expense is estimated to be approximately $2.5 million for each of the next five years.

4.              Derivative Financial Instruments

The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities.  As of November 28, 2004, May 30, 2004 and November 23, 2003, the fair value of derivatives recognized within prepaid expenses and other current assets was $8.2 million, $128.1 million and $60.8 million, respectively, while the amount recognized within other accrued liabilities was $23.6 million, $10.3 million and $16.7 million, respectively.

Generally the company hedges a portion of its anticipated consumption of commodity inputs for periods up to 12 months.  The company may enter into longer-term hedges on particular commodities if deemed appropriate.  As of November 28, 2004, the company had hedged certain portions of its anticipated consumption of commodity inputs through November 2005.

As of November 28, 2004, May 30, 2004 and November 23, 2003, the net deferred gain or loss recognized in accumulated other comprehensive income was a $7.0 million loss, an $8.0 million gain and a $0.9 million loss, net of tax, respectively.  The company anticipates a loss of $9.1 million, net of

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 28, 2004

(columnar dollars in millions except per share amounts)

tax, will be transferred out of accumulated other comprehensive income and recognized within earnings over the next 12 months.  The company anticipates a gain of $2.1 million, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings subsequent to the next 12 months.

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

Of the $2.5 billion interest rate swaps closed out in fiscal 2004, $2 billion of the interest rate swaps had been used to effectively convert certain of the company’s fixed rate debt into floating rate debt.   These interest rate swaps were accounted for as fair value hedges and resulted in no recognition of ineffectiveness in the statement of earnings as the interest rate swaps’ provisions matched the applicable provisions of the hedged debt.  The remaining $500 million portion of the company’s interest rate swaps was used to hedge certain of the company’s forecasted interest payments on floating rate debt for the period from 2005 through 2011.  These interest rate swaps were accounted for as cash flow hedges with gains and losses deferred in accumulated other comprehensive income.  During the second quarter of fiscal 2005, the company determined it was no longer probable that the related floating rate debt would be issued and therefore the company recognized approximately $13.6 million of additional interest expense associated with this interest rate swap.  The company’s net interest expense was reduced by $10.6 million due to the net impact of interest rate swap agreements in the first half of fiscal 2005 and by $40.5 million in the comparable period of fiscal 2004.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 28, 2004

(columnar dollars in millions except per share amounts)

5.              Earnings Per Share

Basic earnings per share is calculated on the basis of weighted average outstanding common shares.  Diluted earnings per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock awards and other dilutive securities.

The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	Thirteen weeks ended		Twenty-six weeks ended
	November 28, 2004	November 23, 2003	November 28, 2004	November 23, 2003
Net income:
Income from continuing operations before cumulative effect of change in accounting	$243.3	$237.9	$376.6	$405.2
Income (loss) from discontinued operations	(1.0)	32.2	0.7	71.5
Cumulative effect of change in accounting	—	—	—	(11.7)
Net income	$242.3	$270.1	$377.3	$465.0

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	513.7	530.7	515.7	530.4
Add: Dilutive effect of stock options, restricted stock awards and other dilutive securities	3.8	1.1	4.0	1.3
Diluted weighted average shares outstanding	517.5	531.8	519.7	531.7

At the end of the second quarter of fiscal 2005 and 2004, there were 7.6 million and 14.6 million stock options outstanding, respectively, that were excluded from the computation of shares contingently issuable upon exercise of the stock options because exercise prices exceeded the average market value of common stock during the period.

6.              Inventories

The major classes of inventories are as follows:

	November 28, 2004	May 30, 2004	November 23, 2003
Raw materials and packaging	$1,306.1	$1,132.2	$1,361.6
Work in progress	131.0	75.0	117.7
Finished goods	1,312.1	1,201.5	1,285.6
Supplies and other	212.4	172.2	413.9
	$2,961.6	$2,580.9	$3,178.8

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 28, 2004

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

As a result of the above initiatives, the company is recognizing expenses associated with employee termination, accelerated depreciation on fixed assets, equipment/employee relocation, asset impairment and other related activities.  During the first half of fiscal 2005 and 2004, the company recognized charges associated with its operational efficiency initiatives as follows:

(in millions)

	Thirteen weeks ended		Twenty-six weeks ended
	November 28, 2004	November 23, 2003	November 28, 2004	November 23, 2003
Retail Products	$4.0	$4.0	$12.5	$7.0
Foodservice Products	(0.7)	—	4.3	—
Food Ingredients	0.2	6.8	0.3	6.8
Total	$3.5	$10.8	$17.1	$13.8

The company has accrued expenses of $9.0 million for employee termination costs on its balance sheet as of November 28, 2004.

During the remainder of fiscal 2005, the company anticipates it will incur additional expenses associated with its cost saving initiatives of approximately $5.5 million.

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

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 28, 2004

(columnar dollars in millions except per share amounts)

As a result of the disposition of UAP North America during the second quarter of fiscal 2004, the company generated additional capital gains.  Accordingly, the company further reduced the valuation allowance associated with the capital loss carryforward generated in the fresh beef and pork divestiture, thereby recognizing an additional tax benefit of $8.7 million.

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

9.              Contingencies

In fiscal 1991, the company acquired Beatrice Company (“Beatrice”).  As a result of the acquisition and the significant pre-acquisition contingencies of the Beatrice businesses and its former subsidiaries, the consolidated post-acquisition financial statements of the company reflect significant liabilities associated with the estimated resolution of these contingencies.  These include various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by the company.  The environmental proceedings include litigation and administrative proceedings involving Beatrice’s status as a potentially responsible party at 39 Superfund, proposed Superfund or state-equivalent sites; these sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants.  Beatrice has paid or is in the process of paying its liability share at 27 of these sites.  Reserves for these matters have been established based on the company’s best estimate of its undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of Beatrice and other potentially responsible parties and its experience in remediating sites.  The reserves for Beatrice environmental matters totaled $112.2 million as of November 28, 2004, a majority of which relates to the Superfund and state equivalent sites referenced above.  Expenditures for these matters are expected to occur over a period of 5 to 20 years.

The results for the twenty-six weeks ended November 23, 2003 include litigation expense related to a choline chloride joint venture with E.I. du Pont Nemours and Co. (“DuPont”) that was sold in 1997.  Subsequent to the sale, civil antitrust lawsuits against DuPont, the company and the venture were filed in various federal and state courts.  In connection with the settlement of certain of these cases and the remaining civil actions, the company recorded a $25 million pre-tax charge against earnings in the first half of fiscal 2004 as an additional reserve for these matters.  The litigation expenses are considered general corporate expenses.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 28, 2004

(columnar dollars in millions except per share amounts)

In certain limited situations, the company will guarantee an obligation of an unconsolidated entity.  Currently, the company guarantees certain obligations primarily associated with leases entered into by certain of its equity method investees and the fresh beef and pork business.  Under these arrangements, the company is obligated to perform under these leases (i.e., make the lease payments) should the primary obligor be unable to perform.  Most of these guarantees resulted from the company’s fresh beef and pork divestiture.  The leases have terms not exceeding 11 years and the maximum amount of future payments the company has guaranteed is approximately $48.9 million as of November 28, 2004.  The company has also assigned a hog purchase contract to the beef and pork business which has indemnified the company for all liabilities under the contract.  The company has guaranteed the performance of the fresh beef and pork business with respect to the hog purchase contract.  The hog purchase contract requires the fresh beef and pork business to purchase a minimum of approximately 1.2 million hogs annually through 2014.  The contract stipulates minimum price commitments, based in part on market prices and, in certain circumstances, also includes price adjustments based on certain inputs.

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

The company is currently conducting discussions with the SEC Staff regarding a possible settlement of these matters.  Based on discussions to date, the company estimates the amount of such settlement payments to be in the range of $25 million to $45 million.  As of November 28, 2004, the company has a $25 million reserve, established in the fourth quarter of fiscal 2004, in connection with these matters.  Due to the nature of the ongoing discussions, the company cannot predict whether the discussions will result in a settlement and is unable to determine the ultimate cost the company may incur in order to resolve this matter.  Any final resolution could result in charges greater than the amount currently estimated and recognized in the company’s financial statements.

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

For the Twenty-six Weeks ended November 28, 2004

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

Components of pension benefit and other postretirement benefit costs are:

	Pension Costs
	Thirteen weeks ended		Twenty-six weeks ended
	November 28, 2004	November 23, 2003	November 28, 2004	November 23, 2003
Service cost	$14.7	$15.4	$29.4	$30.8
Interest cost	30.8	29.9	61.6	59.8
Expected return on plan assets	(32.8)	(31.8)	(65.6)	(63.6)
Amortization of prior service cost	0.6	0.6	1.2	1.2
Amortization of transition amount	—	—	(0.1)	(0.1)
Recognized net actuarial loss	2.5	1.3	5.1	2.7
Curtailment (gain) loss	—	1.2	—	2.5
Benefit cost – company plans	15.8	16.6	31.6	33.3
Pension benefit cost – multi-employer plans	2.2	2.2	4.5	4.5
Total benefit cost	$18.0	$18.8	$36.1	$37.8

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 28, 2004

(columnar dollars in millions except per share amounts)

	Postretirement Costs
	Thirteen weeks ended		Twenty-six weeks ended
	November 28, 2004	November 23, 2003	November 28, 2004	November 23, 2003
Service cost	$0.8	$1.0	$1.8	$2.0
Interest cost	7.0	8.0	14.4	16.0
Expected return on plan assets	(0.1)	(0.2)	(0.2)	(0.4)
Amortization of prior service cost	(1.9)	(0.2)	(2.1)	(0.4)
Recognized net actuarial loss	2.5	0.6	4.4	1.2
Curtailment (gain) loss	—	(0.7)	—	(1.4)
Benefit cost – company plans	$8.3	$8.5	$18.3	$17.0

During the twenty-six weeks ended November 28, 2004, the company contributed $4.1 million to the pension plans and contributed $23.9 million to the company’s other postretirement plans.  The company anticipates making further contributions of $4.4 million to its pension plans for the remainder of fiscal 2005.  The company anticipates making further contributions of $23.9 million to its postretirement plans during the remainder of fiscal 2005.  These estimates are based on current tax laws, plan asset performance and liability assumptions, which are subject to change.

11.       Business Segments

The company’s operations are organized into three reporting segments:  Retail Products, Foodservice Products and Food Ingredients.  The Retail Products reporting segment manufactures and markets branded foods, which are sold in various retail channels and include frozen, refrigerated and shelf-stable temperature classes.  The Foodservice Products reporting segment manufactures and markets branded and customized food products, including meals, entrees, prepared potatoes, meats, seafood, sauces and a variety of custom-manufactured culinary products packaged for sale to restaurants and other foodservice establishments. The Food Ingredients reporting segment manufactures and markets both branded and commodity food ingredients, including milled grain ingredients, seasonings, blends and flavorings, which are sold to food processors, and also includes certain commodity trading and merchandising of energy, grains, fertilizer, and other commodities.

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

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 28, 2004

(columnar dollars in millions except per share amounts)

	Thirteen weeks ended
	November 28, 2004	November 23, 2003
Sales to unaffiliated customers
Retail Products	$2,485.4	$2,271.6
Foodservice Products	939.5	956.2
Food Ingredients	691.3	577.0
Total	$4,116.2	$3,804.8

Intersegment sales
Retail Products	$5.3	$8.8
Foodservice Products	26.2	18.2
Food Ingredients	56.0	118.0
	87.5	145.0
Intersegment elimination	(87.5)	(145.0)
Total	$—	$—

Net sales
Retail Products	$2,490.7	$2,280.4
Foodservice Products	965.7	974.4
Food Ingredients	747.3	695.0
Intersegment elimination	(87.5)	(145.0)
Total	$4,116.2	$3,804.8

Operating profit
Retail Products	$375.2	$357.8
Foodservice Products	91.0	85.8
Food Ingredients	79.2	54.1
Total operating profit	545.4	497.7

General corporate expenses	84.6	79.1
Interest expense, net	85.8	68.2
Equity method investment earnings	15.1	16.3
Income tax expense	146.8	128.8

Income from continuing operations before cumulative effect of change in accounting	$243.3	$237.9

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 28, 2004

(columnar dollars in millions except per share amounts)

	Twenty-six weeks ended
	November 28, 2004	November 23, 2003
Sales to unaffiliated customers
Retail Products	$4,499.6	$4,112.6
Foodservice Products	1,844.1	1,836.5
Food Ingredients	1,268.1	1,085.1
Total	$7,611.8	$7,034.2

Intersegment sales
Retail Products	$10.8	$16.9
Foodservice Products	49.8	40.2
Food Ingredients	107.1	235.3
	167.7	292.4
Intersegment elimination	(167.7)	(292.4)
Total	$—	$—

Net sales
Retail Products	$4,510.4	$4,129.5
Foodservice Products	1,893.9	1,876.7
Food Ingredients	1,375.2	1,320.4
Intersegment elimination	(167.7)	(292.4)
Total	$7,611.8	$7,034.2

Operating profit
Retail Products	$588.5	$565.8
Foodservice Products	158.4	161.8
Food Ingredients	139.3	82.0
Total operating profit	886.2	809.6

General corporate expenses	151.7	170.8
Interest expense, net	159.2	133.6
Equity method investment earnings	29.2	27.5
Income tax expense	227.9	127.5

Income from continuing operations before cumulative effect of change in accounting	$376.6	$405.2

12.       Subsequent Events – Retirement of Certain Long-Term Debt

In December 2004, the company retired $600 million of 7.5% senior debt that was due September 2005.  This early retirement of debt resulted in a pre-tax loss of $22 million, which will be reflected in the company’s statement of earnings in the third quarter of this fiscal year.  Also in December 2004, the company approved the redemption of the remaining $175 million of preferred securities of

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Twenty-six Weeks ended November 28, 2004
(columnar dollars in millions except per share amounts)

ConAgra Capital, L.C., an indirectly controlled subsidiary of the company.  The company expects to complete the redemption of these securities in the third quarter of fiscal 2005.  Due to the adoption of FIN No. 46R, ConAgra Capital, L.C. was deconsolidated, and therefore these securities are reflected in the company’s balance sheets as $221 million of long-term debt and $46 million of other assets as of November 28, 2004 and May 30, 2004 and in preferred securities of subsidiary company as of November 23, 2003.

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

Following is management’s discussion and analysis of the company’s operating results as well as liquidity and capital resources which should be read together with the company’s financial statements and related notes contained in this report and with the financial statements and management’s discussion and analysis in the company’s annual report on Form 10-K for the fiscal year ended May 30, 2004.  Results for the thirteen and twenty-six week periods ended November 28, 2004 are not necessarily indicative of results that may be attained in the future.

Fiscal 2005 Second Quarter Executive Overview

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

Over the past few years, the company has strategically repositioned its portfolio to focus on higher-margin, branded and value-added businesses because that business mix is expected to better serve consumers, customers and shareholders over the long term.  Executing that strategy has involved acquiring branded operations and divesting commodity-related businesses.  The company is also implementing initiatives to improve the operating performance of its core business segments through more effective sales, marketing and supply chain functions.

During the second quarter of fiscal 2005, the company:

•                  earned $0.47 per diluted share, as compared to second-quarter fiscal 2004 diluted EPS of $0.51 which included $0.06 per share of results of discontinued operations; diluted EPS from continuing operations was $0.45 in the second quarter of fiscal 2004,

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

•                  achieved 8% sales growth, driven by strong volume growth and increased product pricing in the Retail Products segment,

•                  increased year-over-year operating profit for each of the company’s reporting segments,

•                  divested its minority interest in Swift Foods for $194 million, resulting in no significant gain or loss, and

•                  retired $300 million of long-term debt.

Sales and Marketing Initiatives

To strengthen brand equities and better allocate marketing investments, the company continues the implementation of standardized, fact-based marketing methods to better assess brand opportunities and evaluate marketing programs.

To better serve customers and capitalize on growth opportunities, the company consolidated its retail sales force and established a team-based approach for customers.  Customers are now served by dedicated ConAgra Foods teams representing the entire portfolio of ConAgra Foods products.  This approach improves customer service and provides the company with product bundling opportunities.  In addition, the company substantially reduced the role of brokers during the prior fiscal year.

The company believes these initiatives are favorably influencing brand performance as sales volumes increased by 7% in the Retail Products segment in the second quarter of fiscal 2005 compared to the same period in the prior year.

Operational Efficiency Initiatives

During fiscal 2004, the company implemented certain operational efficiency initiatives.  These initiatives are intended to improve the company’s cost structure, margins and competitive position through the elimination of duplicative costs and overhead, consolidation of selected plants and support functions and realignment of businesses.  Charges associated with the implementation of such initiatives are being recognized as incurred.  During the second quarter of fiscal 2005, the company recognized charges of approximately $4 million associated with its operational efficiency initiatives as compared to approximately $11 million for the same period in the prior year.  The company anticipates additional charges of approximately $6 million will be recognized during the remainder of fiscal 2005.  The company believes it will generate benefits to its cost structure, as well as synergies related to other sales and customer service initiatives, in fiscal 2005 and beyond, which will more than offset these costs.

Sale of Pilgrim’s Pride Common Stock

Subsequent to the end of the second quarter of the current year, the company sold 10 million shares of Pilgrim’s Pride Corporation common stock for $283 million, which will result in a pretax gain of approximately $186 million being recognized in the third quarter of fiscal 2005.  The company received these shares in the fall of 2003 in connection with the divestiture of its chicken processing operations to Pilgrim’s Pride.  The company continues to hold 15.4 million shares of Pilgrim’s Pride common stock that are subject to resale restrictions; the company plans to sell these shares at the appropriate time in accordance with these restrictions.  With the consent of Pilgrim’s Pride Corporation, these trading restrictions may be waived.

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Capital Allocation

The company remains committed to appropriately utilize excess cash through its capital allocation program.  The company has repurchased approximately $600 million of its stock since announcing a $1 billion repurchase program in December of 2003.  The company plans to continue to opportunistically repurchase its common stock.  Management currently anticipates completing substantially all of the remaining share repurchases in fiscal 2006.

The company has also been using cash to retire debt that has become due or that will soon be due.  During the quarter, the company retired $300 million of 7.4% subordinated debt that was due September 2004.  In anticipation of the receipt of the proceeds from the sale of the Pilgrim’s Pride Corporation common stock, subsequent to quarter-end, the company retired $600 million of 7.5% senior debt, which was due September 2005, using available cash and commercial paper borrowings.

In December 2004, the company approved the redemption of the remaining $175 million of preferred securities of ConAgra Capital, L.C., an indirectly controlled subsidiary of the company.  The company expects to complete the redemption of these securities during the third quarter of fiscal 2005.  Due to the adoption of FIN No. 46R, ConAgra Capital, L.C. was deconsolidated, and therefore these securities have been reflected in the company’s balance sheets as $221 million of long-term debt and $46 million of other assets.

Opportunities and Challenges

The company continues to face increased costs for many of its significant raw materials, packaging and energy inputs.  When appropriate, the company uses long-term purchase contracts, futures and options to reduce the volatility of these costs.  During the first half of the current year, the company has implemented sales price increases for certain products and will continue to evaluate further price increases based on raw material cost trends, expected impact on sales volumes and other factors.  The company believes the benefit of these sales price increases will have a greater impact on the second half of the current year than the first half as the price increases will be in effect for all of the second half of the year.

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

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Segment Review

The company’s operations are organized into three reporting segments:  Retail Products, Foodservice Products and Food Ingredients.  The Retail Products reporting segment manufactures and markets branded foods, which are sold in various retail channels and includes frozen, refrigerated and shelf-stable temperature classes.  The Foodservice Products reporting segment manufactures and markets customized food products, including meals, entrees, prepared potatoes, meats, seafood, sauces and a variety of custom-manufactured culinary products packaged for sale to restaurants and other foodservice establishments.  The Food Ingredients reporting segment manufactures and markets branded and commodity food ingredients, including milled grain ingredients, seasonings, blends and flavorings, which are sold to food processors, as well as certain commodity trading and merchandising of energy, grains, fertilizer and other commodities.

Net Sales

($ in millions)

Reporting Segment

	Net Sales
	Thirteen weeks ended			Twenty-six weeks ended
	November 28, 2004	November 23, 2003	Percentage Inc / (Dec)	November 28, 2004	November 23, 2003	Percentage Inc / (Dec)
Retail Products	$2,485	$2,272	9%	$4,500	$4,113	9%
Foodservice Products	940	956	(2)%	1,844	1,836	—
Food Ingredients	691	577	20%	1,268	1,085	17%
	$4,116	$3,805	8%	$7,612	$7,034	8%

Net sales for the second quarter of fiscal 2005 were $4.1 billion, an increase of $311 million, or 8%, from the same period in the prior fiscal year.  Net sales for the first half of fiscal 2005 were $7.6 billion, an increase of $578 million, or 8%, from the same period in the prior fiscal year.  These increases were driven primarily by strong volume growth accompanied by increased selling prices in the Retail Products segment and favorable results in the Food Ingredients segment.

Retail Products net sales for the second quarter were $2.5 billion, an increase of $213 million, or 9%, compared to the same period in the prior year.  This improvement was primarily the result of a 7% increase in volume, driven by the company’s sales and marketing initiatives and also reflects that segment volume in the first half of fiscal 2004 was negatively impacted by the transition to a consolidated Retail Products sales force.  The company has also raised selling prices, on average, by approximately 2% as necessitated by higher input costs.  All operations within the segment – deli, frozen, grocery, refrigerated, snacks and international – achieved sales growth.  Several major brands posted double-digit sales growth, including Banquet, Chef Boyardee, Cook’s, DAVID, Egg Beaters, Kid Cuisine, Marie Callender’s, Peter Pan, PAM, Snack Pack, Swiss Miss, VanCamp’s and Wesson.  Sales declines occurred for certain large brands including Butterball, Healthy Choice, Hebrew National and Slim Jim.

Retail Products net sales in the first half of fiscal 2005 were $4.5 billion, an increase of $387 million, or 9%, from the same period in the prior fiscal year, driven by the factors discussed above.

Foodservice Products net sales were $940 million in the second quarter of fiscal 2005 and $956 million in the same period of the prior year, a decrease of 2%, reflecting decreased seafood sales due to the impact

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

of tariffs and related competitive impacts and $10 million of sales from a business the company divested in fiscal 2004, partially offset by strong sales volumes in specialty potato products.  Net sales in the first half of fiscal 2005 were $1.8 billion, which was essentially unchanged as compared to prior year net sales, reflecting increased volumes in specialty potato products offset by decreased sales of seafood and prepared meats products.  The company increased selling prices for many of its foodservice products in the first half of fiscal 2005, substantially offsetting increased input costs.

Food Ingredients net sales were $691 million in the second quarter of fiscal 2005, an increase of $114 million, or 20%, from the same period in the prior year, and net sales were $1.3 billion in the first half of fiscal 2005, an increase of $183 million, or 17%, from the same period in the prior year.  Increased net sales reflects sales to United Agri Products, Inc. and Pilgrim’s Pride Corporation, subsequent to the company’s divestitures of UAP North America and the chicken business in the second quarter of fiscal 2004, and a favorable environment for trading and merchandising of commodities including grain, petroleum products, natural gas and fertilizer.

Gross Profit

(Net sales less cost of goods sold)

($ in millions)

Reporting Segment

	Gross Profit
	Thirteen weeks ended			Twenty-six weeks ended
	November 28, 2004	November 23, 2003	Percentage Inc / (Dec)	November 28, 2004	November 23, 2003	Percentage Inc / (Dec)
Retail Products	$634	$650	(3)%	$1,113	$1,135	(2)%
Foodservice Products	144	148	(3)%	267	280	(5)%
Food Ingredients	125	98	27%	211	165	28%
	$903	$896	1%	$1,591	$1,580	1%

The company’s gross profit for the second quarter of fiscal 2005 was $903 million, an increase of 1% from the same period in the prior year.  Gross profit for the first half of fiscal 2005 was $1.6 billion, an increase of 1% from the same period in the prior year.  Costs of implementing the company’s operational efficiency initiatives reduced gross profit for the second quarter and first half of fiscal 2005 by $4 million and $13 million, respectively, and reduced gross profit for both the second quarter and first half of fiscal 2004 by $2 million.  The costs of commodity inputs have been higher, on average, in fiscal 2005 than in the prior year.  Although the company has implemented price increases for many of its products, it was not able to fully offset the increased input costs in the second quarter and first half of fiscal 2005.

The company’s gross margin (gross profit as a percentage of net sales) for the second quarter and first half of fiscal 2005 was 22% and 21%, respectively, as compared to 24% and 23%, respectively for the same periods in the prior year, primarily reflecting the impact of increased input and other production costs.

Retail Products gross profit for the second quarter of fiscal 2005 was $634 million, a decrease of $16 million, or 3%, from the same period in the prior year.  Gross profit for the first half of fiscal 2005 was $1.1 billion, a decrease of $22 million, or 2%, from the same period in the prior year.  Gross profit for branded processed meats was significantly below prior year results, reflecting higher input costs and the impact of competitive pricing.  Costs of implementing the company’s operational efficiency initiatives reduced gross profit for the second quarter and first half of fiscal 2005 by $3 million and $11 million,

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

respectively.  Costs of implementing the company’s operational efficiency initiatives reduced gross profit for both the second quarter and first half of fiscal 2004 by $1 million.  Gross margins of the Retail Products segment for the second quarter and first half of fiscal 2005 were 26% and 25%, respectively, as compared to 29% and 28% in the same periods of the prior year, due to higher input costs, which were not fully offset by higher selling prices for many of the company’s products, and a less favorable mix of products sold.

Foodservice Products gross profit was $144 million for the second quarter of fiscal 2005 and $148 million in the same period of the prior year, a decrease of 3%.  Gross profit was $267 million for the first half of fiscal 2005 and $280 million in the same period of the prior year, a decrease of 5%.  The reduced gross profit includes unfavorable production costs associated with a planned plant consolidation of $6 million and $17 million for the second quarter and first half of fiscal 2005, respectively.  Costs of implementing the company’s operational efficiency initiatives reduced gross profit for the first half of fiscal 2005 by $2 million, while these costs were not significant in the second quarter of fiscal 2005.  Increased margins due to improved sales volume of specialty potato products was partially offset by margin declines from the company’s seafood products. Increased costs of commodity inputs were substantially offset by sales price increases and improved mix of products sold during the quarter.  Gross margins were essentially unchanged at 15% for both the second quarter and first half of fiscal 2005.

Food Ingredients gross profit for the second quarter of fiscal 2005 increased $27 million, or 27%, to $125 million.  Gross profit for the first half of fiscal 2005 increased $46 million, or 28%, to $211 million.  Improvements in gross profit are due to favorable market conditions in the company’s commodity trading and grain and fertilizer merchandising operations.  Gross margins increased to approximately 18% and 17% in the second quarter and first half of fiscal 2005 as compared to 17% and 15% in the same periods in the prior year.

Selling, General and Administrative Expenses (includes general corporate expense)

Selling, general and administrative expenses totaled $442 million for the second quarter of fiscal 2005, a decrease of $36 million, or 8%, as compared to the same period in the prior year. This decrease resulted from decreased payroll costs, and lower marketing, advertising and promotional costs.

Selling, general and administrative expenses totaled $856 million for the first half of fiscal 2005, down $86 million, or 9%, as compared to the same period in the prior year. This decrease resulted from lower advertising and promotions costs in fiscal 2005 and higher costs in the first half of fiscal 2004 due to a $25 million charge for litigation related to a choline chloride joint venture with E.I. du Pont Nemours and Co. that was sold in 1997.  Included in selling, general and administrative expense for the first half of fiscal 2005 were $4 million of costs relating to the company’s operational efficiency initiatives.

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Operating Profit (earnings before general corporate expense, net interest expense, equity method investment earnings and income taxes)

($ in millions)

Reporting Segment

	Operating Profit
	Thirteen weeks ended			Twenty-six weeks ended
	November 28, 2004	November 23, 2003	Percentage Inc / (Dec)	November 28, 2004	November 23, 2003	Percentage Inc / (Dec)
Retail Products	$375	$358	5%	$588	$566	4%
Foodservice Products	91	86	6%	158	162	(2)%
Food Ingredients	79	54	46%	139	82	70%

Retail Products operating profit for the second quarter of fiscal 2005 was $375 million, an increase of $17 million, or 5%, as compared to the same period in the prior year.  Operating profit for the first half of fiscal 2005 was $588 million, an increase of $22 million, or 4%, as compared to the same period in the prior year.  Operating profit reflects SG&A cost reductions, primarily in advertising and promotion, partially offset by the reduction in gross profit.  Costs of implementing the company’s operational efficiency initiatives reduced operating profit by $4 million and $12 million in the second quarter and first half of fiscal 2005, respectively.

For the second quarter of fiscal 2005, Foodservice Products operating profit was $91 million, compared with $86 million for the second quarter of last fiscal year. For the first half of fiscal 2005, operating profit was $158 million, compared with $162 million for the first half of last fiscal year.  Operating profit is reflective of $6 million and $17 million of unfavorable production costs associated with a planned plant consolidation in the second quarter and first half of fiscal 2005, respectively.  The first half of fiscal 2005 includes the impact of $4 million of costs of implementing the company’s operational efficiency initiatives.

Food Ingredients operating profit for the second quarter of fiscal 2005 was $79 million, an increase of $25 million, or 46%, over the same period in the prior year.  Operating profit for the first half of fiscal 2005 was $139 million, an increase of $57 million, or 70%, over the same period in the prior year.  Improved results are due to a favorable environment in the company’s commodity trading and merchandising operations, the operating profit of which increased $19 million and $39 million, respectively, for the second quarter and first half of fiscal 2005 over the same periods in the prior year.

Interest Expense, Net

Net interest expense for the second quarter of fiscal 2005 increased $18 million, or 26%, as compared to the same period in fiscal 2004.  Net interest expense for the first half of fiscal 2005 increased $26 million, or 19%, as compared to the same period in fiscal 2004.  Increased interest expense reflects a reduced benefit from the previously terminated interest rate swap agreements and the change in classification of certain financing costs to interest expense.  Prior to the adoption of FIN No. 46R, such costs had been recorded in selling, general and administrative expense. In addition, during the second quarter of fiscal 2005, the company recognized approximately $14 million of additional interest expense associated with a previously terminated interest rate swap.  The company had previously deferred this amount in accumulated other comprehensive income as the interest rate swap was being used to hedge the interest payments associated with the forecasted issuance of debt.  During the second quarter the company

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

determined it was no longer probable such debt would be issued and immediately recognized the entire deferred amount within interest expense.

During the second quarter of fiscal 2004, the company closed out all of its interest rate swap agreements in order to lock-in existing favorable interest rates.  These interest rate swap agreements were previously put in place as a strategy to hedge interest costs associated with long-term debt.  For financial statement purposes the benefit associated with the termination of the interest rate swap agreements continues to be recognized over the term of the debt instruments originally hedged.  The company’s net interest expense was reduced by $11 million due to the interest rate swap agreements in the first half of fiscal 2005 and by $40 million in the comparable period of fiscal 2004.  The company’s net interest expense will continue to be favorably impacted by the recognition of this benefit (approximately $17 million) for the balance of fiscal 2005, but to a lesser extent than in the second half of fiscal 2004 (approximately $36 million).

Income Taxes

In the second quarter and first half of fiscal 2005, the company’s income tax expense was $147 million and $228 million, respectively.  In the second quarter and first half of fiscal 2004 the company’s income tax expense was $128.8 million and $127.5 million, respectively.  The effective tax rate was approximately 38% for both the second quarter and first half of fiscal 2005.  The effective tax rate was approximately 35% and 24% for the second quarter and first half of fiscal 2004, respectively.

During fiscal 2003, the company generated capital loss carryforwards as a result of the fresh beef and pork divestiture.  The company had provided a valuation allowance for the entire amount of the related deferred tax asset.  In the first half of fiscal 2004, the company reduced its valuation allowance associated with these capital loss carryforwards and its income tax expense by $56 million when it was determined sufficient capital gains would be generated to enable the company to realize the benefit of the deferred tax asset.  This determination was based principally on the generation of capital gains from the company’s termination of interest rate swap agreements and from the disposition of UAP North America.  Also, in September 2003, the company reached an agreement with the Internal Revenue Service (“IRS”) with respect to the IRS’s examination of the company’s tax returns for fiscal years 1996 through 1999.  As a result of the favorable resolution of these matters, the company reduced income tax expense and the related provision for income taxes payable by $17 million during the first quarter of fiscal 2004.

Discontinued Operations

The second quarter and first half of the current year include an after tax loss of $1 million and after tax income of $1 million, respectively from discontinued operations as compared to income of $32 million and $72 million, respectively, in the same periods of the prior year.

On September 24, 2004, the company reached an agreement with affiliates of Swift Foods by which the company took control and ownership of approximately $300 million of the net assets of the cattle feeding business including feedlots and live cattle.  On October 15, 2004, the company sold the feedlots for approximately $70 million.  These transactions resulted in a gain of approximately $19.0 million (net of taxes of $11.6 million).  The company retained live cattle inventory and related derivative instruments and is liquidating those assets in an orderly manner.  As of November 28, 2004, the company had reduced the live cattle inventory to $189 million.  Beginning September 24, 2004, the assets, liabilities and results

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

of operations, including the gain on sale, of the cattle feeding business are classified as discontinued operations.

During fiscal 2004, the company completed the sales of its chicken business to Pilgrim’s Pride Corporation, its UAP North America operations to Apollo Management, L.P., and its Spanish feed business to the Carlyle Group.  The company completed the sale of its Portuguese poultry business during the first quarter of fiscal 2005.  The company has been actively marketing the remaining Agricultural Products businesses (“UAP International”) and believes such businesses will be disposed of during fiscal 2005.  Accordingly, the company reflects the results of operations, cash flows, assets and liabilities of each of these businesses as discontinued operations for all periods presented.

In the second quarter of fiscal 2005, the company reached agreements in principle with various parties to sell substantially all of the remaining assets of UAP International.  As a result, management determined that the ultimate proceeds from such sales would be lower than originally estimated.  The company therefore recorded an impairment charge of $22.3 million (net of a tax benefit of $2.1 million) in order to reflect the assets at the revised estimated fair value, less cost to sell.

Cumulative Effect of Change in Accounting

Effective May 26, 2003, the company adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, resulting in a cumulative effect of accounting change that decreased net income by $11.7 million (net of taxes of $7.2 million), or $0.02 per diluted share in the first quarter of fiscal 2004.

Earnings Per Share

The company’s fiscal 2005 second quarter diluted earnings per share were $0.47.  Fiscal 2004 second quarter earnings per share were $0.51, $0.45 per share from continuing operations before cumulative effect of change in accounting and $0.06 per share from discontinued operations.

Diluted earnings per share for the first half of fiscal 2005 were $0.73.  Fiscal 2004 first-half earnings per share were $0.87, $0.76 per share from continuing operations before cumulative effect of change in accounting, $0.13 per share from discontinued operations, and a loss of $0.02 per share from the cumulative effect of a change in accounting.

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

The company is currently conducting discussions with the SEC Staff regarding a possible settlement of these matters.  Based on discussions to date, the company estimates the amount of such settlement

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

payments to be in the range of $25 million to $45 million.  As of November 28, 2004, the company has a $25 million reserve, established in the fourth quarter of fiscal 2004, in connection with these matters.  Due to the nature of the ongoing discussions, the company cannot predict whether the discussions will result in a settlement and is unable to determine the ultimate cost the company may incur in order to resolve this matter.  Any final resolution could result in charges greater than the amount currently estimated and recognized in the company’s financial statements.

Liquidity and Capital Resources

Sources of Liquidity and Capital

The company’s primary financing objective is to maintain a prudent balance sheet that provides the flexibility to pursue its growth objectives.  The company currently uses short-term debt to finance increases in its trade working capital (accounts receivable plus inventory, less accounts payable, accrued expenses and advances on sales) needs and a combination of equity and long-term debt to finance both its base trade working capital needs and its noncurrent assets.

Commercial paper borrowings (usually less than 30 days maturity) are reflected in the company’s consolidated balance sheets within notes payable.  The company maintains a $1.05 billion revolving credit facility to support the company’s commercial paper borrowings.  The company has never used this revolving credit facility.  The company is in compliance with the credit agreements’ financial covenants.  Management believes the company will maintain its current short-term debt credit rating for the foreseeable future, thus allowing the company’s continued issuance of commercial paper.  If the company were unable to access the short-term commercial paper market, the company would use its bank revolving credit facility to provide liquidity.

The $1.05 billion revolving credit facility (expiring in May 2007) is with major domestic and international banks.  The interest rate for the revolving credit facility is generally .30 to .35 percentage points higher than the interest rates for commercial paper.

The company determined that it did not require the availability of its $400 million accounts receivable securitization program and terminated this program following the end of the second quarter of fiscal 2005.  Under this program, accounts receivable could be sold without recourse at a discount, and this cost is included in selling, general and administrative expenses.  Because these accounts receivable are sold without recourse to unrelated third parties, accounts receivable balances sold are excluded from the company’s consolidated financial statements.  As of the end of the second quarter of fiscal 2005, the company had no outstanding accounts receivable sold, while accounts receivable sold totaled $400 million as of the end of the second quarter of fiscal 2004.

The company’s overall level of interest-bearing debt as of the end of the second quarter of fiscal years 2005 and 2004 totaled $5.4 billion.  Scheduled payments of maturing long-term debt of $334 million and reduced notes payable borrowings of $96 million over the last twelve months were primarily offset by the addition of $449 million to interest bearing debt which was the result of the company’s adoption of FIN No. 46R.  As of the end of the second quarter of both fiscal 2005 and 2004, the company’s senior long-term debt ratings were BBB+ (Fitch), Baa1 (Moody’s) and BBB+ (Standard & Poor’s), all investment grade ratings.

The company also has a shelf registration under which it could issue from time to time up to $4 billion in debt securities.

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Over the last two fiscal years, the company has divested its major commodity operations, such as fresh beef and pork, cheese processing, canned seafood, chicken processing and agricultural chemical distribution.  The company received debt and equity interests as part of the proceeds for certain of those businesses.  During the second quarter of fiscal 2005, the company sold its equity interest in the fresh beef and pork venture for $194 million.  Also during the second quarter, the company reached an agreement with affiliates of Swift Foods by which the company took control and ownership of the cattle feeding business (including feedlots and live cattle), and on October 15, 2004, the company sold the feedlots to Smithfield Foods, Inc. for approximately $70 million.  The company retained live cattle inventory and related derivative instruments and is liquidating those assets in an orderly manner.  As of November 28, 2004, the company had reduced the live cattle inventory to $189 million.  The company expects the sale of the live cattle inventory to be substantially completed by April 2005.  On November 29, 2004, the company sold its remaining $15 million of UAP preferred securities and accrued dividends for cash.  In December 2004, the company sold 10 million shares of Pilgrim’s Pride Corporation common stock for $282.5 million.  The company expects to sell the following investments and other interests related to these transactions in the future, subject to contractual conditions:

•                  approximately 15.4 million shares of Pilgrim’s Pride Corporation (with a market value of $539 million at November 28, 2004), and

•                  $150 million of subordinated notes receivable plus accrued interest from the fresh beef and pork venture.

The remaining 15.4 million shares of Pilgrim’s Pride Corporation common stock are contractually restricted, such that the company cannot sell any portion of the shares until December 2005, at which time up to 6.94 million shares may be sold.  The remaining shares can be sold in future periods beginning after December 13, 2005, but no more than 8.47 million shares may be sold in any twelve-month period.  With the consent of Pilgrim’s Pride Corporation, these trading restrictions may be waived.  As of November 28, 2004, 8.47 million shares are classified as available-for-sale, as the company was contractually allowed to sell these shares within twelve months.  The available-for-sale shares are stated at fair value based on quoted market prices with unrealized pre-tax gains of approximately $215 million ($133 million after tax) included in accumulated other comprehensive income.  The remaining shares are accounted for at cost (based on the valuation performed on the transaction date).

During the second quarter the company retired $300 million of 7.4% subordinated debt that was due September 2004.  In December 2004, the company retired $600 million of 7.5% senior debt that was due September 2005.  This early retirement of debt resulted in a pre-tax loss of $22 million, which will be reflected in the company’s statement of earnings in the third quarter of this year.  Also in December 2004, the company approved the redemption of the remaining $175 million of preferred securities of ConAgra Capital, L.C., an indirectly controlled subsidiary of the company.  The company expects to complete the redemption of these securities in the third quarter of fiscal 2005.  Due to the adoption of FIN No. 46R, ConAgra Capital, L.C. was deconsolidated, and therefore these securities have been reflected in the company’s balance sheets as $221 million of long-term debt and $46 million of other assets.

Cash Flows

During the first half of fiscal 2005, the company used $255 million of cash, which was the net impact of $383 million generated from continuing operations, $52 million generated by investing activities, $769 million used in financing activities, and $79 million generated by the company’s discontinued UAP International, Portuguese poultry business and cattle feeding operations.

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Cash generated from operating activities of continuing operations totaled $383 million in the first half of fiscal 2005, as compared to $287 million generated in the same period of the prior year.  The increased cash flow was primarily due to decreased trade working capital, resulting primarily from timing of payments.  Cash flow from operating activities is one of the company’s primary sources of liquidity.

Cash provided by investing activities totaled $52 million in the first half of fiscal 2005, versus cash used in investing activities of $134 million in the same period of fiscal 2004.  Investing activities for the first half of fiscal 2005 consisted primarily of proceeds collected from the sale of UAP North America (which were classified as divestiture proceeds receivable as of fiscal year end 2004), proceeds collected from the sale of the company’s minority interest investment in the fresh beef and pork business and proceeds collected from the sale of cattle feeding operations.  These proceeds were partially offset by expenditures for additions to property, plant and equipment under the company’s capital expenditure plans.

Cash used in financing activities totaled $769 million in the first half of fiscal 2005, as compared to cash used of $648 million in the first half of fiscal 2004.  During the first half of fiscal 2005, the company made scheduled debt payments of $322 million and paid dividends of $269 million.  The company also repurchased 6.8 million shares of its common stock for $181 million under its share repurchase program.  In the first half of fiscal 2004, the company borrowed $99 million under its commercial paper program, made scheduled debt payments of $502 million and paid dividends of $262 million.

Cash generated from discontinued operations totaled $79 million in the first half of fiscal 2005 versus cash used of $142 million in the first half of fiscal 2004.

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

The company has used off-balance sheet arrangements in connection with the securitization and sale of trade receivables generated in the ordinary course of business.  As of November 28, 2004, the company had the ability to sell interests in pools of receivables in an amount not to exceed $400 million at any one time.  As of November 28, 2004, the company had no outstanding accounts receivable sold, whereas accounts receivable sold totaled $400 million as of the end of the second quarter of fiscal 2004.  The company terminated this program in December 2005.

As a result of adopting FIN No. 46R, the company has consolidated the assets and liabilities of several entities from which it leases property, plant and equipment.  The company has also deconsolidated ConAgra Capital, L.C., an indirectly controlled subsidiary of the company.  Due to the adoption of FIN No. 46R, the company reflects in its balance sheet as of November 28, 2004:  property, plant and equipment of $219 million, long-term debt of $449 million, other assets of $57 million and other noncurrent liabilities of $6 million.  None of these balances were reflected in the company’s balance sheet

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

as of November 23, 2003.  The company also removed the preferred securities of subsidiary company of $175 million upon the deconsolidation of ConAgra Capital, L.C., which securities are now included in the long-term debt balance noted above.  The company has no other material obligations arising out of variable interests with unconsolidated entities.

Obligations and Commitments

As part of its ongoing operations, the company enters into arrangements that obligate the company to make future payments under contracts such as lease agreements, debt agreements and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as “take-or-pay” contracts).  The unconditional purchase obligation arrangements are entered into by the company in its normal course of business in order to ensure adequate levels of sourced product are available to the company.  Of these items, capital lease and debt obligations, which total $5.4 billion, are currently recognized as liabilities in the company’s consolidated balance sheet.  Lease obligations and unconditional purchase obligations, which total $1.3 billion, are not recognized as liabilities in the company’s consolidated balance sheet in accordance with generally accepted accounting principles.  Payments in excess of debt service requirements to be made to variable interest entities, which have been consolidated under the requirements of FIN No. 46R, are included in lease obligations.

A summary of the company’s contractual obligations as of November 28, 2004 is as follows (including obligations of discontinued operations):

	Payments Due by Period
(in millions) Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt	$5,387.4	$766.7	$535.7	$58.2	$4,026.8
Lease obligations	944.0	114.5	232.5	140.4	456.6
Purchase obligations	377.1	95.3	191.5	49.9	40.4
Total	$6,708.5	$976.5	$959.7	$248.5	$4,523.8

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

The company is also contractually obligated to pay interest on its long-term debt obligations.  The weighted average interest rate of the long-term debt obligations outstanding as of November 28, 2004 was approximately 7.3%.  As part of its ongoing operations, the company also enters into arrangements that obligate the company to make future cash payments only upon the occurrence of a future event (e.g., guarantee debt or lease payments of a third party should the third party be unable to perform).  The following commercial commitments are not recognized as liabilities in the company’s consolidated balance sheet.  A summary of the company’s commitments, including commitments associated with equity method investments, as of November 28, 2004 is as follows:

	Amount of Commitment Expiration Per Period
(in millions) Other Commercial Commitments	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Guarantees	$59.2	$7.9	$21.8	$10.4	$19.1
Other commitments	5.1	1.4	3.6	0.1	—
Total	$64.3	$9.3	$25.4	$10.5	$19.1

The company’s total commitments of $64 million include approximately $41 million in guarantees and other commitments the company has made on behalf of the divested fresh beef and pork business.

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

Trading Activities

The company accounts for certain contracts (e.g., “physical” commodity purchase/sale contracts and derivative contracts) at fair value.  The company considers a portion of these contracts to be its “trading” activities; specifically, those contracts that do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related amendment, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (collectively “SFAS No. 133”).  The table below summarizes the changes in trading assets and liabilities for the twenty-six weeks ended November 28, 2004:

(in millions)

Net asset outstanding as of May 30, 2004	$26.6
Contracts settled during the period	(22.8)
Changes in fair value of contracts outstanding as of November 28, 2004 (1)	(13.2)
Changes attributable to changes in valuation techniques and assumptions	—
Net liability outstanding as of November 28, 2004	$(9.4)

(1)  Includes option premiums paid and received.

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

The following table represents the fair value and scheduled maturity dates of such contracts outstanding as of November 28, 2004:

	Fair Value of Contracts as of November 28, 2004 net asset / (liability)
Source of Fair Value	Maturity less than 1 year	Maturity 1-3 years	Total Fair Value
Prices actively quoted (i.e., exchange-traded contracts)	$(27.9)	$5.8	$(22.1)
Prices provided by other external sources (i.e., non-exchange-traded contracts)	12.6	0.1	12.7
Prices based on other valuation models (i.e., non-exchange-traded contracts)	—	—	—
Total fair value	$(15.3)	$5.9	$(9.4)

In order to minimize the risk of loss associated with non-exchange-traded transactions with counterparties, the company utilizes established credit limits and performs ongoing counterparty credit evaluations.

The above tables exclude commodity-based contracts entered into in the normal course of business, including “physical” contracts to buy or sell commodities at agreed-upon fixed prices, as well as derivative contracts (e.g., futures and options) used primarily to hedge an existing asset or liability (e.g., inventory) or an anticipated transaction (e.g., purchase of inventory).  The use of such contracts is not considered by the company to be “trading” activities as these contracts are considered either normal purchase and sale contracts or hedging contracts.  The “prices actively quoted” category reflects only contracts for which the fair value is based entirely upon prices actively quoted on major exchanges in the United States.  The “prices provided by other external sources” category represents contracts which contain a pricing component other than prices actively quoted on a major exchange, such as forward commodity positions at locations for which over-the-counter broker quotes are available.

Critical Accounting Estimates

A discussion of the company’s critical accounting estimates is in the “Management’s Discussion & Analysis” section of the company’s fiscal 2004 annual report on Form 10-K.  There have been no significant changes with respect to these policies during the first half of fiscal 2005.

Recently Issued Accounting Pronouncement

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment. SFAS No. 123R will require the company to measure the cost of all employee stock-based compensation awards based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). Excess tax benefits, as defined by this Statement, will be recognized as an addition to paid-in capital.  SFAS No. 123R is effective beginning in the company’s second quarter of fiscal 2006. The company is currently evaluating the expected impact that the adoption of SFAS No. 123R will have on its results of operations and cash flows.

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The principal market risks affecting the company are exposures to price fluctuations of commodity and energy inputs, interest rates and foreign currencies.  These fluctuations impact the trading business, which includes the commodity trading and merchandising functions and the processing businesses, which represent the remaining businesses of the company.

Other than the changes noted below, there have been no material changes in the company’s market risk during the twenty-six weeks ended November 28, 2004.  For additional information, refer to the subsection “Market Risk” in the “Management’s Discussion & Analysis” in Item 7 of the fiscal 2004 annual report on Form 10-K.

Commodity Market Risk

Commodities – The company purchases commodity inputs such as wheat, corn, oats, soybean meal, soybean oil, petroleum products, natural gas and packaging materials to be used in its operations.  These commodities are subject to price fluctuations that may create price risk.  The company enters into commodity hedges to manage this price risk using physical forward contracts or derivative instruments.  ConAgra Foods has policies governing the hedging instruments its businesses may use.  These policies include limiting the dollar risk exposure for each of its businesses.  The company also monitors the amount of associated counter-party credit risk for all non-exchange-traded transactions.  In addition, the company purchases and sells certain commodities such as wheat, corn, cattle, hogs, soybeans, soybean meal, soybean oil, oats, petroleum products and natural gas in its trading operations.  The company’s trading activities are limited in terms of maximum dollar exposure and monitored to ensure compliance.

One measure of market risk exposure can be determined using sensitivity analysis.  Sensitivity analysis is the measurement of potential loss of fair value of a derivative instrument resulting from a hypothetical change of 10% in market prices.  Actual changes in market prices may differ from hypothetical changes.  In reality, as markets move, the company actively manages its risk and adjusts hedging strategies as appropriate.  This sensitivity analysis excludes the underlying commodity positions that are being hedged which have a high inverse correlation to price changes of the derivative commodity instrument.

Fair value was determined using quoted market prices and was based on the company’s net derivative position by commodity.  In the second quarter of fiscal 2005, the company acquired certain live cattle inventory and related derivative instruments in connection with an agreement reached with affiliates of Swift Foods by which the company took control and ownership of the net assets of a cattle feeding business, thereby increasing the company’s usage of meats derivatives.

For the second quarter of fiscal 2005, the maximum potential loss of fair value resulting from a hypothetical change of 10% in market prices was $39 million based on the company’s net meats derivative positions at quarter end.  For the second quarter of fiscal 2005, the maximum potential loss of fair value resulting from a hypothetical change of 10% in market prices in the company’s net energy derivative positions was $41

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

million at quarter end.  The highest potential loss of fair value resulting from a hypothetical change of 10% in market prices was $4 million for the company’s net meats derivative positions and $17 million for the company’s net energy derivative positions outstanding at the end of any quarter of fiscal 2004.

Item 4.  Controls and Procedures

The company carried out an evaluation under the supervision and with the participation of the company’s management, including the company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the company’s disclosure controls and procedures provide reasonable assurance that such disclosure controls and procedures are effective in timely providing them with material information relating to the company (including its consolidated subsidiaries) required to be included in the company’s periodic Securities and Exchange Commission filings.  There were no significant changes in the company’s internal controls over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, such internal controls.  Subsequent to the second quarter of fiscal 2005, the company implemented various process and information systems enhancements, principally related to the implementation of SAP software and related business process improvements in the Retail Products segment and portions of the Foodservice Products segment.  These process and information systems enhancements have resulted in modifications to the internal controls over sales, customer service, inventory management and accounts receivable processes.

ConAgra Foods, Inc. and Subsidiaries
Part II – Other Information

Item 1.  Legal Proceedings

The company previously reported certain information regarding legal proceedings in its Form 10-K for the fiscal year ended May 30, 2004.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On December 4, 2003, the company announced a share repurchase program of up to $1 billion, authorized by the company’s Board of Directors.  During the first quarter of fiscal 2005, the company purchased 6.8 million shares at a cost of $181 million under this program.  From the inception of the program through November 28, 2004, the company has purchased 22.1 million shares at a cost of $600 million.  There were no share repurchases under this program during the second quarter of fiscal 2005.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that may yet be Purchased under the Program (2)

August 30 through September 26, 2004	14,548	$26.32	—	$399,900,000

September 27 through October 24, 2004	51,151	$25.89	—	$399,900,000

October 25 through November 28, 2004	6,085	$27.26	—	$399,900,000

Total Fiscal 2005 Second Quarter	71,784	$26.10	—	$399,900,000

(1)  Shares delivered to the company to pay the exercise price under stock options or to satisfy tax withholding obligations upon the exercise of stock options or vesting of restricted shares.

(2)  Pursuant to the share repurchase plan announced on December 4, 2003 of up to $1 billion.  This program has no expiration date.

ConAgra Foods, Inc. and Subsidiaries
Part II – Other Information

Item 6.  Exhibits

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

CONAGRA FOODS, INC.

By:

/s/ Frank S. Sklarsky

Frank S. Sklarsky Executive Vice President, Chief Financial Officer

By:

/s/ John F. Gehring

John F. Gehring Senior Vice President and Corporate Controller

Dated this 6th day of January, 2005.

ConAgra Foods, Inc. and Subsidiaries

Exhibit Index

EXHIBIT	DESCRIPTION	PAGE

12	Statement regarding computation of ratio of earnings to fixed charges	45

31.1	Section 302 Certificate of Chief Executive Officer	46

31.2	Section 302 Certificate of Chief Financial Officer	47

32.1	Section 906 Certificates	48