Form 10-Q
period 2005-02-27
CONAGRA FOODS INC /DE/
filed 2005-04-13
CIK 23217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 27, 2005

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

Yes  ☒           No  ☐

Number of shares outstanding of issuer’s common stock, as of March 25, 2005, was 517,894,752.

Part I – Financial Information

Item 1.  Condensed Consolidated Financial Statements

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions except per share amounts)

(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	February 27, 2005	February 22, 2004	February 27, 2005	February 22, 2004
		As Restated (see Note 13)		As Restated (see Note 13)
Net sales	$3,569.9	$3,525.5	$11,181.7	$10,559.7
Costs and expenses:
Cost of goods sold	2,803.5	2,725.3	8,830.3	8,175.5
Selling, general and administrative expenses	505.9	426.2	1,346.3	1,370.1
Interest expense, net	68.1	61.8	227.3	195.4

Gain on sale of Pilgrim’s Pride Corporation common stock	185.7	—	185.7	—

Income from continuing operations before income taxes, equity method investment earnings and cumulative effect of change in accounting	378.1	312.2	963.5	818.7
Income tax expense	149.6	110.3	386.4	277.2
Equity method investment earnings (loss)	(64.0)	1.9	(34.8)	29.4

Income from continuing operations before cumulative effect of change in accounting	164.5	203.8	542.3	570.9

Income (loss) from discontinued operations, net of tax	0.8	12.9	(2.6)	84.4

Cumulative effect of change in accounting	—	(1.4)	—	(13.1)

Net income	$165.3	$215.3	$539.7	$642.2

Earnings per share – basic
Income from continuing operations before cumulative effect of change in accounting	$0.32	$0.39	$1.05	$1.07
Income (loss) from discontinued operations	—	0.02	—	0.16
Cumulative effect of change in accounting	—	—	—	(0.02)
Net income	$0.32	$0.41	$1.05	$1.21

Earnings per share – diluted
Income from continuing operations before cumulative effect of change in accounting	$0.32	$0.38	$1.04	$1.07
Income (loss) from discontinued operations	—	0.02	—	0.16
Cumulative effect of change in accounting	—	—	—	(0.02)
Net income	$0.32	$0.40	$1.04	$1.21

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	February 27, 2005	February 22, 2004	February 27, 2005	February 22, 2004
		As Restated (see Note 13)		As Restated (see Note 13)
Net income	$165.3	$215.3	$539.7	$642.2

Other comprehensive income (loss):
Net derivative adjustment, net of tax	4.9	16.6	(10.6)	39.2
Unrealized gain on available-for-sale securities, net of tax:
Unrealized holding gains arising during the period	103.5	57.6	145.9	57.6
Less: reclassification adjustment for gains included in net income	(115.2)	—	(115.2)	—
Currency translation adjustment	(8.2)	9.4	21.1	48.2

Comprehensive income	$150.3	$298.9	$580.9	$787.2

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in millions)
(unaudited)

	February 27, 2005	May 30, 2004	February 22, 2004
		As Restated (see Note 13)	As Restated (see Note 13)
ASSETS
Current assets
Cash and cash equivalents	$8.6	$608.6	$600.5
Divestiture proceeds receivable	—	60.3	36.0
Receivables, less allowance for doubtful accounts of $31.9, $26.5 and $33.7	1,400.0	1,324.1	1,203.8
Inventories	2,982.4	2,580.9	2,936.7
Prepaid expenses and other current assets	413.9	439.8	494.1
Current assets of discontinued operations	139.7	135.6	211.8
Total current assets	4,944.6	5,149.3	5,482.9

Property, plant and equipment	5,903.3	5,632.7	5,579.3
Less accumulated depreciation	(2,993.7)	(2,752.7)	(2,739.9)
Property, plant and equipment, net	2,909.6	2,880.0	2,839.4

Goodwill	3,806.5	3,796.6	3,800.1
Brands, trademarks and other intangibles, net	816.2	826.9	824.7
Other assets	836.2	1,559.4	1,473.4
Noncurrent assets of discontinued operations	8.2	10.0	42.8
	$13,321.3	$14,222.2	$14,463.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable	$57.7	$30.6	$37.9
Current installments of long-term debt	115.6	382.4	373.1
Accounts payable	977.4	940.8	828.6
Advances on sales	170.7	178.4	239.2
Accrued payroll	206.9	272.0	268.8
Other accrued liabilities	1,316.3	1,079.8	1,269.3
Current liabilities of discontinued operations	79.5	120.5	157.9
Total current liabilities	2,924.1	3,004.5	3,174.8

Senior long-term debt, excluding current installments	3,953.4	4,878.4	4,557.7
Subordinated debt	400.0	402.3	754.5
Other noncurrent liabilities	1,152.3	1,143.1	1,103.1
Noncurrent liabilities of discontinued operations	—	—	0.3
Total liabilities	8,429.8	9,428.3	9,590.4
Commitments and contingencies (Note 10)
Common stockholders’ equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 565,929,894, 565,842,299 and 565,745,849	2,829.7	2,829.2	2,828.7
Additional paid-in capital	756.4	755.7	759.2
Retained earnings	2,475.3	2,349.2	2,316.9
Accumulated other comprehensive income (loss)	61.1	19.9	(14.4)
Less treasury stock, at cost, common shares 48,178,291, 44,647,495 and 37,538,208	(1,225.1)	(1,123.8)	(912.8)
	4,897.4	4,830.2	4,977.6
Less unearned restricted stock and value of 0, 1,062,793 and 3,652,471 common shares held in Employee Equity Fund	(5.9)	(36.3)	(104.7)
Total common stockholders’ equity	4,891.5	4,793.9	4,872.9
	$13,321.3	$14,222.2	$14,463.3

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Thirty-nine weeks ended
	February 27, 2005	February 22, 2004
		As Restated (see Note 13)
Cash flows from operating activities:
Net income	$539.7	$642.2
Income (loss) from discontinued operations	(2.6)	84.4
Income from continuing operations before cumulative effect of change in accounting	542.3	557.8
Adjustments to reconcile income from continuing operations before cumulative effect of change in accounting to net cash flows from operating activities:
Depreciation and amortization	264.7	259.6
Gain on sale of Pilgrim’s Pride Corporation common stock	(185.7)	—
(Gain) loss on sale of fixed assets	(13.2)	4.4
Changes in amounts sold under the accounts receivable securitization, net	—	(388.0)
Cumulative effect of changes in accounting	—	13.1
Undistributed earnings of affiliates	(13.7)	(13.5)
Non-cash impairment and casualty losses	131.5	—
Other items (includes pension and other postretirement benefits)	69.5	2.2
Change in operating assets and liabilities before effects of business dispositions:
Accounts receivable	(73.2)	(23.8)
Inventory	(408.6)	(538.1)
Prepaid expenses and other current assets	1.7	207.6
Accounts payable and advances on sales	28.8	175.0
Other accrued liabilities	213.3	152.3
Net cash flows from operating activities – continuing operations	557.4	408.6
Net cash flows from operating activities – discontinued operations	168.7	(127.2)
Net cash flows from operating activities	726.1	281.4

Cash flows from investing activities:
Additions to property, plant and equipment	(352.8)	(241.5)
Sale of investment in Swift Foods and UAP preferred securities	229.5	26.4
Sale of Pilgrim’s Pride Corporation common stock	282.5	—
Sale of businesses and property, plant and equipment	51.0	19.5
Notes receivable and other items	(28.7)	44.0
Net cash flows from investing activities – continuing operations	181.5	(151.6)
Net cash flows from investing activities – discontinued operations	123.2	824.7
Net cash flows from investing activities	304.7	673.1

Cash flows from financing activities:
Net short-term borrowings	27.1	36.3
Repayment of long-term debt	(1,153.9)	(508.8)
Repurchase of ConAgra Foods common shares	(181.4)	(218.4)
Cash dividends paid	(409.4)	(400.0)
Proceeds from exercise of employee stock options	89.3	63.2
Other items	(1.5)	(2.1)
Net cash flows from financing activities – continuing operations	(1,629.8)	(1,029.8)
Net cash flows from financing activities – discontinued operations	(1.0)	(12.3)
Net cash flows from financing activities	(1,630.8)	(1,042.1)

Net change in cash and cash equivalents	(600.0)	(87.6)
Cash and cash equivalents at beginning of period	608.6	688.1
Cash and cash equivalents at end of period	$8.6	$600.5

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 27, 2005
(columnar dollars in millions except per share amounts)

1.     Accounting Policies

The company has restated certain historical results in the accompanying condensed consolidated financial statements to correct errors in previously reported amounts related to income tax matters.  See Note 13.

The unaudited financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the ConAgra Foods, Inc. (the “company”) fiscal 2004 annual report on Form 10-K.

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
For the Thirty-nine Weeks ended February 27, 2005
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

	Thirteen weeks ended		Thirty-nine weeks ended
	February 27, 2005	February 22, 2004	February 27, 2005	February 22, 2004
Net income, as reported	$165.3	$215.3	$539.7	$642.2
Add: Stock-based employee compensation included in reported net income, net of related tax effects	4.1	2.9	11.6	10.6
Deduct: Total stock-based compensation expense determined under fair value based method, net of related tax effects	(8.1)	(6.7)	(24.0)	(23.2)
Pro forma net income	$161.3	$211.5	$527.3	$629.6

Earnings per share:
Basic earnings per share – as reported	$0.32	$0.41	$1.05	$1.21
Basic earnings per share – pro forma	$0.31	$0.40	$1.02	$1.19

Diluted earnings per share – as reported	$0.32	$0.40	$1.04	$1.21
Diluted earnings per share – pro forma	$0.31	$0.40	$1.01	$1.19

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

The following details the income tax expense (benefit) on components of other comprehensive income (loss):

	Thirteen weeks ended		Thirty-nine weeks ended
	February 27, 2005	February 22, 2004	February 27, 2005	February 22, 2004
Net derivative adjustment	$3.0	$10.1	$(6.2)	$24.0
Unrealized gains on available-for-sale securities	64.0	35.3	90.0	35.3
Less: reclassification adjustment for gains included in net income	(70.6)	—	(70.6)	—

Reclassifications – Certain reclassifications have been made to prior year amounts to conform to current year classifications.  The company has also changed the presentation of cash flows from discontinued operations to separately present cash flows from discontinued operations for operating, investing and financing activities for all periods presented.  In addition, the company has reclassified its equity method investment earnings (loss) to present such amounts on a pre-tax basis below income tax expense for all periods presented.

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 27, 2005
(columnar dollars in millions except per share amounts)

Accounting Changes – Effective February 22, 2004, the company adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, as revised December 2003 (“FIN No. 46R”).  As a result of adopting FIN No. 46R, the company has consolidated the assets and liabilities of several entities from which it leases property, plant and equipment, resulting in a cumulative effect of accounting change that reduced net income by $1.4 million (net of taxes of $0.9 million) in the third quarter of fiscal 2004.   Certain of the entities from which the company leases various buildings are partnerships (the “partnerships”), the beneficial owners of which are Opus Corporation or its affiliates (“Opus”).  A member of the company’s board of directors is a beneficial owner, officer and director of Opus.  Financing costs related to these leases were previously included in selling, general and administrative expenses.  Effective with the adoption of FIN No. 46R, these financing costs are included in interest expense, net.  The company also deconsolidated ConAgra Capital, L.C., an indirectly controlled subsidiary of the company.  The company removed the preferred securities of a subsidiary company of $175.0 million upon the deconsolidation of ConAgra Capital, L.C., which securities are included in the long-term debt balance as of May 30, 2004 and February 22, 2004.  During the third quarter of fiscal 2005, the company redeemed these securities.  The company has no other material obligations arising out of variable interests with unconsolidated entities.

Effective May 26, 2003, the company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which requires the company to recognize the fair value of a liability associated with the cost the company is legally obligated to incur in order to retire an asset at some point in the future.  The associated asset retirement costs are capitalized as part of the carrying amount of the associated long-lived asset.  Over time, the liability increases, reflecting the accretion of the obligation from its present value to the amount the company estimates it will pay to extinguish the liability, and the capitalized asset retirement costs are depreciated over the useful life of the related asset.  Application of this accounting standard resulted in a cumulative effect of a change in accounting that decreased net income by $11.7 million (net of taxes of $7.2 million), or $0.02 per diluted share in the first quarter of fiscal 2004.   Asset retirement obligations of $13.1 million, $18.5 million, and $20.6 million are reflected in the company’s balance sheets at February 27, 2005, May 30, 2004, and February 22, 2004, respectively.  The majority of the company’s asset retirement obligations relate to various contractual obligations for restoration of leased assets at the end of lease terms.

Recently Issued Accounting Pronouncement  – On December 16, 2004, the FASB issued Statement No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment. SFAS No. 123R will require the company to measure the cost of all employee stock-based compensation awards based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award).  Accordingly, the adoption of SFAS No. 123R will have an impact on the company’s results of operations, although it will have no impact on the company’s overall financial position.  SFAS No. 123R is effective beginning in the company’s second quarter of fiscal 2006. The company is currently evaluating the expected impact that the adoption of SFAS No. 123R will have on its results of operations and cash flows.

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 27, 2005
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

As part of the divestiture, the company received $301.0 million of cash and 25.4 million shares of Pilgrim’s Pride Corporation common stock valued at $246.1 million.  The fair value of the Pilgrim’s Pride common stock was based on an independent valuation as of the date of the transaction and was reflective of the common stock’s trading restrictions.  During the third quarter of fiscal 2005, the company sold ten million shares of the Pilgrim’s Pride Corporation common stock for $282.5 million, resulting in a pre-tax gain of $185.7 million and a net-of-tax reclassification from accumulated other comprehensive income of $115.2 million.

The remaining 15.4 million shares are contractually restricted, such that the company cannot sell any portion of the shares until December 13, 2005, at which time up to 6.96 million shares may be sold.  The remaining shares can be sold in future periods beginning after December 13, 2006, but no more than 8.47 million shares may be sold in any twelve-month period.  With the consent of Pilgrim’s Pride Corporation, these trading restrictions may be waived.  The common stock investment is included in the company’s balance sheet within other assets.  As of February 27, 2005, 6.96 million shares are classified as available-for-sale, as the company is contractually allowed to sell only those shares within twelve months.  The available-for-sale shares are stated at fair value based on quoted market prices with unrealized pre-tax gains of approximately $196.5 million ($121.5 million after tax) included in accumulated other comprehensive income.  The remaining 8.47 million shares are accounted for at cost (based on the valuation performed on the transaction date).

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

The company initially received $503 million of cash, $60 million of Series A redeemable preferred stock of UAP Holdings (the “UAP Preferred Securities”) and $61 million in the form of a receivable from Apollo.  The company collected the receivable balance in the first quarter of fiscal 2005.  As of February 27, 2005, UAP Holdings had repurchased all of the preferred securities for cash.

In the second quarter of fiscal 2005, the company reached agreements in principle with various parties to sell substantially all of the remaining assets of UAP International, which are currently

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 27, 2005
(columnar dollars in millions except per share amounts)

classified as held for sale.  During the third quarter of fiscal 2005, certain of these assets were sold and further negotiations occurred in relation to the disposition of the remaining assets.  As a result, management determined that the ultimate proceeds from such sales would be lower than originally estimated.  The company therefore recorded impairment charges of $3.0 million and $28.6 million in the third quarter and first three quarters of fiscal 2005, respectively, in order to reflect the assets at the revised estimated fair value, less cost to sell.  The company has not recorded any tax benefit in relation to these impairment charges.

Spanish Feed and Portuguese Poultry Divestiture

On May 26, 2004, the company completed the sale of its Spanish feed business.  The company completed the sale of its Portuguese poultry business in the first quarter of fiscal 2005.  Accordingly, the company removed the results of these businesses from the Food Ingredients reporting segment and reflects the results of these businesses as discontinued operations for all periods presented.

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

The purchase price associated with the cattle feeding business was financed entirely by the company with cattle feeding-related notes receivable maturing in September 2004.  These notes were collateralized by the cattle, feedlots and other assets of the cattle feeding business.  Due to the purchase price of the cattle feeding business being entirely financed by the company, the legal divestiture of the cattle feeding operation was not recognized as a divestiture for accounting purposes, and the assets, liabilities and results of operations of the cattle feeding business were reflected in the company’s financial statements prior to October 15, 2004.

In August 2004, Hicks Muse exercised its option to acquire the company’s minority interest investment in the fresh beef and pork business (“Swift Foods”), and as a consequence, on September 24, 2004, the company sold its minority interest investment in Swift Foods to Hicks Muse for $194.1 million, resulting in no significant gain or loss to the company.  The company continues to hold subordinated notes in the original principal amount of $150 million plus accrued interest of $31.2 million from Swift Foods.  Subsequent to the company’s third quarter of fiscal 2005, Swift Foods effected changes in its capital structure.  The company is currently evaluating the impact, if any, these changes have on the fair value of its available-for-sale investment in these subordinated notes.

On September 24, 2004, the company reached an agreement with affiliates of Swift Foods by which the company took control and ownership of approximately $300 million of the net assets of the cattle feeding business, including feedlots and live cattle.  On October 15, 2004, the company sold the feedlots to Smithfield Foods for approximately $70 million.  These transactions resulted in a gain of approximately $19.0 million (net of taxes of $11.6 million).  The company retained live cattle inventory and related derivative instruments and is liquidating those assets in an orderly manner.  As of February 27, 2005, the company had reduced the live cattle inventory to $62.7 million.  The company expects the sale of the live cattle inventory to be substantially completed by the end of fiscal 2005.  Beginning September 24, 2004, the assets, liabilities and results of operations, including the gain on sale, of the cattle feeding business are classified as discontinued operations.

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 27, 2005
(columnar dollars in millions except per share amounts)

Summary results of operations of the former Agricultural Products segment, the chicken business, the Spanish feed and Portuguese poultry businesses, and the cattle feeding business included within discontinued operations are as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 27, 2005	February 22, 2004	February 27, 2005	February 22, 2004
Net sales	$216.3	$141.1	$475.9	$3,516.7
Long-lived asset impairment charge	$(3.0)	$—	$(28.6)	$(9.7)
Income (loss) from operations of discontinued operations before income taxes	4.7	(3.1)	12.6	149.2
Net gain from disposal of businesses	1.6	23.9	32.9	7.9
Income before income taxes	3.3	20.8	16.9	147.4
Income tax expense	(2.5)	(7.9)	(19.5)	(63.0)
Income (loss) from discontinued operations, net of tax	$0.8	$12.9	$(2.6)	$84.4

The assets and liabilities of the Agricultural Products segment, the chicken business, the Spanish feed and Portuguese poultry businesses, and the cattle feeding business as of February 27, 2005, May 30, 2004 and February 22, 2004 are as follows:

	February 27,	May 30,	February 22,
	2005	2004	2004

Receivables, less allowances for doubtful accounts	$64.4	$81.6	$122.5
Inventories	70.9	48.4	78.6
Prepaid expenses and other current assets	4.4	5.6	10.7
Current assets of discontinued operations	$139.7	$135.6	$211.8

Property, plant and equipment, net	$3.4	$8.7	$35.9
Goodwill and other intangibles	—	—	4.1
Other assets	4.8	1.3	2.8
Noncurrent assets of discontinued operations	$8.2	$10.0	$42.8

Notes payable	$22.2	$23.2	$30.1
Accounts payable	46.5	82.2	102.4
Other accrued liabilities and advances on sales	10.8	15.1	25.4
Current liabilities of discontinued operations	$79.5	$120.5	$157.9

Other noncurrent liabilities	$—	$—	$0.3
Noncurrent liabilities of discontinued operations	$—	$—	$0.3

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 27, 2005
(columnar dollars in millions except per share amounts)

3.     Goodwill and Other Identifiable Intangible Assets

Goodwill by reporting segment was as follows:

	February 27, 2005	May 30, 2004	February 22, 2004
Retail Products	$3,478.6	$3,476.9	$3,478.4
Foodservice Products	291.0	285.1	285.0
Food Ingredients	36.9	34.6	36.7
Total	$3,806.5	$3,796.6	$3,800.1

Other identifiable intangible assets were as follows:

	February 27, 2005		May 30, 2004		February 22, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$789.2	$—	$798.1	$—	$794.2	$—
Amortizing intangible assets	39.3	12.3	38.7	9.9	40.3	9.8
	$828.5	$12.3	$836.8	$9.9	$834.5	$9.8

Non-amortizing intangible assets are comprised of the following balances:

	February 27, 2005	May 30, 2004	February 22, 2004
Brands/Trademarks	$767.6	$776.4	$776.5
Pension Intangible Asset	20.2	20.3	16.3
Miscellaneous	1.4	1.4	1.4
Total non-amortizing intangible assets	$789.2	$798.1	$794.2

Amortizing intangible assets, carrying a weighted average life of approximately 16 years, are principally composed of licensing arrangements and customer lists.  Based on amortizing assets recognized in the company’s balance sheet as of February 27, 2005, amortization expense is estimated to be approximately $2.5 million for each of the next five years.

During the third quarter of fiscal 2005, the company recorded a pre-tax impairment charge of approximately $9 million to reflect a reduction in value of one of its brands, due to changes in the company’s strategy for the future use of the brand.

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 27, 2005
(columnar dollars in millions except per share amounts)

4.     Derivative Financial Instruments

The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities.  As of February 27, 2005, May 30, 2004 and February 22, 2004, the fair value of derivatives recognized within prepaid expenses and other current assets was $68.3 million, $128.1 million and $69.2 million, respectively, while the amount recognized within other accrued liabilities was $12.6 million, $10.3 million and $8.7 million, respectively.

Generally, the company hedges a portion of its anticipated consumption of certain commodity inputs for periods ranging from 12 to 36 months.  The company may enter into longer-term hedges on particular commodities if deemed appropriate.  As of February 27, 2005, the company had hedged certain portions of its anticipated consumption of commodity inputs through October 2006.

As of February 27, 2005, May 30, 2004 and February 22, 2004, the net deferred gain or loss recognized in accumulated other comprehensive income was a $2.1 million loss, an $8.0 million gain and a $14.6 million gain, net of tax, respectively. The company anticipates a loss of $4.1 million, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings over the next 12 months.  The company anticipates a gain of $2.0 million, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings subsequent to the next 12 months.

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

Of the $2.5 billion interest rate swaps closed out in fiscal 2004, $2.0 billion of the interest rate swaps had been used to effectively convert certain of the company’s fixed rate debt into floating rate debt.  These interest rate swaps were accounted for as fair value hedges and resulted in no recognition of ineffectiveness in the statement of earnings as the interest rate swaps’ provisions matched the applicable provisions of the hedged debt.  The remaining $500 million portion of the company’s interest rate swaps was used to hedge certain of the company’s forecasted interest payments on floating rate debt for the period from 2005 through 2011.  These interest rate swaps were accounted for as cash flow hedges with gains and losses deferred in accumulated other comprehensive income.  During the second quarter of fiscal 2005, the company determined it was no longer probable that the related floating rate debt would be issued and therefore the company recognized approximately $13.6 million of additional interest expense associated with this interest rate swap.  The company’s net interest expense was reduced by $22.8 million due to the net impact of interest rate swap agreements in the first three quarters of fiscal 2005 and by $59.1 million in the comparable period of fiscal 2004.

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 27, 2005
(columnar dollars in millions except per share amounts)

5.     Earnings Per Share

Basic earnings per share is calculated on the basis of weighted average outstanding common shares.  Diluted earnings per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock awards and other dilutive securities.

The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 27, 2005	February 22, 2004	February 27, 2005	February 22, 2004

Net income:
Income from continuing operations before cumulative effect of change in accounting	$164.5	$203.8	$542.3	$570.9
Income (loss) from discontinued operations, net of tax	0.8	12.9	(2.6)	84.4
Cumulative effect of change in accounting	—	(1.4)	—	(13.1)
Net income	$165.3	$215.3	$539.7	$642.2

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	515.7	527.8	515.8	528.9
Add: Dilutive effect of stock options, restricted stock awards and other dilutive securities	4.6	4.1	4.3	3.3
Diluted weighted average shares outstanding	520.3	531.9	520.1	532.2

For the third quarter and the first three quarters of fiscal 2005 there were 2.1 million and 7.0 million stock options outstanding, respectively, that were excluded from the computation of shares contingently issuable upon exercise of the stock options because exercise prices exceeded the average market value of common stock during the period.  For the third quarter and first three quarters of fiscal 2004, 8.7 million and 14.6 million stock options, respectively, were excluded from the calculation.

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 27, 2005
(columnar dollars in millions except per share amounts)

6.     Inventories

The major classes of inventories are as follows:

	February 27, 2005	May 30, 2004	February 22, 2004
Raw materials and packaging	$1,215.9	$1,132.2	$1,322.0
Work in progress	110.0	75.0	89.9
Finished goods	1,469.4	1,201.5	1,293.2
Supplies and other	187.1	172.2	231.6
	$2,982.4	$2,580.9	$2,936.7

7.     Retirement of Long-Term Debt

During the third quarter of fiscal 2005, the company retired $600 million of 7.5% senior debt that was due September 2005.  This early retirement of debt resulted in a pre-tax loss of $22 million, which is included in selling, general and administrative expenses.   Also in the third quarter of fiscal 2005, the company redeemed the preferred securities of ConAgra Capital, L.C., an indirectly controlled subsidiary of the company, held by third parties in the amount of $175 million.  Due to the adoption of FIN No. 46R, ConAgra Capital, L.C. was deconsolidated, and therefore the loan between the company and ConAgra Capital, L.C. was reflected in the company’s balance sheets as $221 million of long-term debt and the amount of the company’s investment in ConAgra Capital, L.C. of $46 million was reflected as other assets as of May 30, 2004 and February 22, 2004.

In addition to these early retirements of debt, the company has made scheduled principal payments during the first three quarters of fiscal 2005, reducing long-term debt by $379 million.

8.     Impairment of Long-Lived Assets and Operational Efficiency Initiatives

During the third quarter of fiscal 2005, the company determined that it would close certain manufacturing facilities.  As a result, the company recognized charges to reduce the carrying amounts of the related long-lived assets to their fair values.  Specifically, pre-tax impairment charges of $22.8 million and $15.0 million were recognized in the Foodservice Products and Food Ingredients segments, respectively, due to planned plant closures.

The company also recognized a pre-tax charge, net of insurance recoveries, of $10.0 million in the Foodservice Products segment in the third quarter of fiscal 2005 for the loss of inventory and property, plant and equipment due to a fire at a manufacturing facility.

Also during the third quarter of fiscal 2005, the company determined that the carrying value of its investments in two unrelated joint ventures were other than temporarily impaired and therefore recognized pre-tax impairment charges totaling $71.0 million ($65.6 million after tax).  These charges are reflected in equity method investment earnings (loss) in the statement of earnings.  The extent of the impairments was determined based upon the company’s assessment of the recoverability of its investment including an assessment of the investees’ ability to sustain earnings which would justify the carrying amount of the investments.

In fiscal 2004, the company identified specific operating efficiency initiatives as part of an effort to improve the company’s cost structure, margins and competitive position.  As a result of these specific

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 27, 2005
(columnar dollars in millions except per share amounts)

initiatives, the company anticipated recognizing certain expenses during fiscal 2004 and 2005, including employee termination costs, accelerated depreciation on fixed assets, equipment/employee relocation costs, asset impairments and other related costs.  The company recognized $4.3 million and $24.1 million of expenses in the third quarter of fiscal 2005 and 2004, respectively, for these initiatives.  These costs were primarily incurred in the Retail Products segment.  During the first three quarters of fiscal 2005 and 2004, the company recognized $21.4 million and $37.9 million, respectively, related to these initiatives.  For the first three quarters of fiscal 2005, the expenses were primarily incurred within the company’s Retail Products segment.  For the first three quarters of fiscal 2004, the expenses were incurred primarily within the company’s Retail Products and Foodservice Products segments.

The company has accrued expenses of $6.2 million for employee termination costs on its balance sheet as of February 27, 2005.

During the remainder of fiscal 2005, the company anticipates it will not incur material additional expenses associated with these cost saving initiatives.

9.     Income Taxes

In the third quarter and first three quarters of fiscal 2005, the company’s income tax expense was $149.6 million and $386.4 million, respectively.  In the third quarter and first three quarters of fiscal 2004 the company’s income tax expense was $110.3 million and $277.2 million, respectively.  The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately 48% for the third quarter and 42% for the first three quarters of fiscal 2005.  The effective tax rate was approximately 35% and 33% for the third quarter and first three quarters of fiscal 2004, respectively.  The company’s fiscal 2005 effective tax rate is greater than its statutory rate due in part to a $21.5 million charge recorded by the company in the third quarter of fiscal 2005 in connection with an expected settlement with the SEC.  Substantially all of this charge is not deductible for income tax purposes and therefore resulted in an increase in the company’s effective tax rate of approximately 2.5% above the statutory tax rate in the third quarter of fiscal 2005.

Also during the third quarter of fiscal 2005, the company recognized a pre-tax impairment charge of $57 million, reducing the carrying value of an investment in a foreign joint venture.  The company does not expect to receive a tax benefit for this charge.  In addition, the company has not historically provided deferred income taxes on its share of earnings of this foreign joint venture because the company had determined that these earnings were permanently invested.  This resulted in an increase in the company’s effective tax rate of approximately 7.0% above the statutory tax rate in the third quarter of fiscal 2005.

Certain historical results in previously reported amounts related to income tax matters have been restated.  See Note 13.

10.  Contingencies

In fiscal 1991, the company acquired Beatrice Company (“Beatrice”).  As a result of the acquisition and the significant pre-acquisition contingencies of the Beatrice businesses and its former subsidiaries, the consolidated post-acquisition financial statements of the company reflect significant liabilities associated with the estimated resolution of these contingencies.  These include various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by the company.  The environmental proceedings include litigation and administrative proceedings involving Beatrice’s status as a potentially responsible party at 35 Superfund, proposed Superfund or state-equivalent sites; these sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants.  Beatrice has paid or is in the process of paying its liability share at 33 of these sites.  Reserves for these matters have been established based on the company’s best estimate of its undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of Beatrice and other potentially responsible parties and its experience in

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 27, 2005
(columnar dollars in millions except per share amounts)

remediating sites.  The reserves for Beatrice environmental matters totaled $109.8 million as of February 27, 2005, a majority of which relates to the Superfund and state equivalent sites referenced above.  Expenditures for these matters are expected to occur over a period of 5 to 20 years.

The results for the thirty-nine weeks ended February 22, 2004 include litigation expense related to a choline chloride joint venture with E.I. du Pont Nemours and Co. (“DuPont”) that was sold in 1997.  Subsequent to the sale, civil antitrust lawsuits against DuPont, the company and the venture were filed in various federal and state courts.  In connection with the settlement of certain of these cases and the remaining civil actions, the company recorded a $25 million pre-tax charge against earnings in the first three quarters of fiscal 2004 as an additional reserve for these matters.  The litigation expenses are considered general corporate expenses.

In certain limited situations, the company will guarantee an obligation of an unconsolidated entity.  Currently, the company guarantees certain obligations primarily associated with leases entered into by certain of its equity method investees and the fresh beef and pork business.  Under these arrangements, the company is obligated to perform under these leases (i.e., make the lease payments) should the primary obligor be unable to perform.  Most of these guarantees resulted from the company’s fresh beef and pork divestiture.  The leases have terms not exceeding 11 years and the maximum amount of future payments the company has guaranteed is approximately $47.3 million as of February 27, 2005.  The company has also assigned a hog purchase contract to the beef and pork business which has indemnified the company for all liabilities under the contract.  The company has guaranteed the performance of the fresh beef and pork business with respect to the hog purchase contract.  The hog purchase contract requires the fresh beef and pork business to purchase a minimum of approximately 1.2 million hogs annually through 2014.  The contract stipulates minimum price commitments, based in part on market prices and, in certain circumstances, also includes price adjustments based on certain inputs.

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

The company is currently conducting discussions with the SEC Staff regarding a possible settlement of these matters.  Based on discussions to date, the company estimates the amount of such settlement and related payments to be approximately $46.5 million.  The company recorded charges of $25 million and $21.5 million in the fourth quarter of fiscal 2004 and the third quarter of fiscal 2005, respectively, in connection with the expected settlement of these matters.  There can be no assurance that the negotiations with the SEC Staff will ultimately be successful or that the SEC will accept the terms of any settlement that is negotiated with the SEC Staff.  Accordingly, the terms of any settlement, if reached, could result in charges greater than the amount currently estimated and recognized in the company’s financial statements.

The company is party to a number of lawsuits and claims arising out of the operation of its business.  After taking into account liabilities recorded for all of the foregoing matters, management believes the

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 27, 2005
(columnar dollars in millions except per share amounts)

ultimate resolution of such matters should not have a material adverse effect on the company’s financial condition, results of operations or liquidity.

11.  Pension and Postretirement Benefits

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

Components of pension benefit and other postretirement benefit costs are:

	Pension Costs
	Thirteen weeks ended		Thirty-nine weeks ended
	February 27, 2005	February 22, 2004	February 27, 2005	February 22, 2004
Service cost	$14.6	$15.5	$44.0	$46.3
Interest cost	30.8	29.9	92.4	89.7
Expected return on plan assets	(32.8)	(31.8)	(98.4)	(95.4)
Amortization of prior service cost	0.6	0.5	1.8	1.7
Amortization of transition amount	—	—	(0.1)	(0.1)
Recognized net actuarial loss	2.5	1.3	7.6	4.0
Curtailment (gain) loss	—	1.3	—	3.8
Benefit cost – company plans	15.7	16.7	47.3	50.0
Pension benefit cost – multi-employer plans	1.8	2.3	6.1	6.8
Total benefit cost	$17.5	$19.0	$53.4	$56.8

	Postretirement Costs
	Thirteen weeks ended		Thirty-nine weeks ended
	February 27, 2005	February 22, 2004	February 27, 2005	February 22, 2004
Service cost	$0.6	$0.9	$2.4	$2.9
Interest cost	6.4	8.0	20.8	24.0
Expected return on plan assets	—	(0.1)	(0.2)	(0.5)
Amortization of prior service cost	(3.1)	(0.2)	(5.2)	(0.6)
Recognized net actuarial loss	2.6	0.6	7.0	1.8
Curtailment (gain) loss	—	(0.7)	—	(2.1)
Benefit cost – company plans	$6.5	$8.5	$24.8	$25.5

During the thirty-nine weeks ended February 27, 2005, the company contributed $6.0 million to the pension plans and contributed $35.5 million to the company’s other postretirement plans.  The company anticipates making further contributions of approximately $2 million to its pension plans for the remainder of fiscal 2005.  The company anticipates making further contributions of approximately

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 27, 2005
(columnar dollars in millions except per share amounts)

$12 million to its postretirement plans during the remainder of fiscal 2005.  These estimates are based on current tax laws, plan asset performance and liability assumptions, which are subject to change.

12.  Business Segments

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

Intersegment sales have been recorded at amounts approximating market.  Operating profit for each segment is based on net sales less all identifiable operating expenses.  General corporate expense, gain on sale of Pilgrim’s Pride Corporation common stock, net interest expense, equity method investment earnings and income taxes have been excluded from segment operations.

Operating profit for the third quarter and first three quarters of fiscal 2005 at the Retail Products segment includes a $17 million benefit for favorable legal settlements partially offset by a $10 million pre-tax charge for an impairment of a brand and related assets.

Operating profit for the third quarter and first three quarters of fiscal 2005 at the Foodservice Products segment includes a $23 million charge for the impairment of a manufacturing facility and a $10 million loss from a fire at another plant.

Operating profit for the third quarter and first three quarters of fiscal 2005 at the Food Ingredients segment includes a $15 million charge for the impairment of a manufacturing facility.

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 27, 2005
(columnar dollars in millions except per share amounts)

	Thirteen weeks ended
	February 27, 2005	February 22, 2004
Sales to unaffiliated customers
Retail Products	$2,076.8	$2,091.3
Foodservice Products	885.6	876.2
Food Ingredients	607.5	558.0
Total	$3,569.9	$3,525.5

Intersegment sales
Retail Products	$4.0	$5.0
Foodservice Products	16.7	22.3
Food Ingredients	55.0	47.1
	75.7	74.4
Intersegment elimination	(75.7)	(74.4)
Total	$—	$—

Net sales
Retail Products	$2,080.8	$2,096.3
Foodservice Products	902.3	898.5
Food Ingredients	662.5	605.1
Intersegment elimination	(75.7)	(74.4)
Total	$3,569.9	$3,525.5

Operating profit
Retail Products	$303.1	$329.3
Foodservice Products	33.1	69.7
Food Ingredients	59.8	54.2
Total operating profit	396.0	453.2

Gain on sale of Pilgrim’s Pride Corporation common stock	185.7	—
General corporate expenses	135.5	79.2
Interest expense, net	68.1	61.8
Income tax expense	149.6	110.3
Equity method investment earnings (loss)	(64.0)	1.9

Income from continuing operations before cumulative effect of change in accounting	$164.5	$203.8

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 27, 2005
(columnar dollars in millions except per share amounts)

	Thirty-nine weeks ended
	February 27, 2005	February 22, 2004
Sales to unaffiliated customers
Retail Products	$6,576.4	$6,203.9
Foodservice Products	2,729.7	2,712.7
Food Ingredients	1,875.6	1,643.1
Total	$11,181.7	$10,559.7

Intersegment sales
Retail Products	$14.8	$21.9
Foodservice Products	66.4	62.5
Food Ingredients	162.1	282.4
	243.3	366.8
Intersegment elimination	(243.3)	(366.8)
Total	$—	$—

Net sales
Retail Products	$6,591.2	$6,225.8
Foodservice Products	2,796.1	2,775.2
Food Ingredients	2,037.7	1,925.5
Intersegment elimination	(243.3)	(366.8)
Total	$11,181.7	$10,559.7

Operating profit
Retail Products	$886.0	$898.6
Foodservice Products	191.5	231.5
Food Ingredients	199.1	136.2
Total operating profit	1,276.6	1,266.3

Gain on sale of Pilgrim’s Pride Corporation common stock	185.7	—
General corporate expenses	271.5	252.2
Interest expense, net	227.3	195.4
Income tax expense	386.4	277.2
Equity method investment earnings (loss)	(34.8)	29.4

Income from continuing operations before cumulative effect of change in accounting	$542.3	$570.9

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 27, 2005
(columnar dollars in millions except per share amounts)

13.    Restatement of Previously Issued Financial Statements

On March 24, 2005, the company announced that it would restate certain historical results to correct errors in previously reported amounts related to income tax matters.  This Form 10-Q includes restated financial information for prior periods.  The company will file, as soon as possible, Form 10-K/A for the fiscal year ended May 30, 2004 to restate its consolidated financial statements for fiscal years 2004, 2003 and 2002 and related disclosures. The company will file contemporaneously with the Form 10-K/A its Forms 10-Q/A for the first two quarters of fiscal 2005.  The correction of the errors results in an aggregate net increase in income tax expense of approximately $105 million (including approximately $2 million reflected in results of discontinued operations) for fiscal years 2004, 2003, 2002 and the first two quarters of fiscal 2005 and an aggregate net decrease in income tax expense of approximately $46 million for years prior to fiscal 2002.  The restatement adjustments result in a $45 million reduction of ending stockholders' equity as of May 30, 2004.

During fiscal 2005, the company has systematically conducted reviews of financial controls as a part of its Sarbanes-Oxley 404 pre-certification process and in connection with pending tax audits, as well as part of operational improvement efforts by new financial management.  During the third quarter of fiscal 2005, those reviews resulted in the discovery of errors relating to accounting for income taxes, as described below:

•      The company made errors in its fiscal 1997 tax return in the calculation of tax basis upon the formation of a pork subsidiary.  Additional less significant tax basis calculation errors also occurred. Upon the sale of the beef and pork businesses in fiscal 2003, as a result of the basis calculation errors, the company incorrectly calculated a capital loss and recognized a deferred tax asset with an offsetting valuation allowance.  The company incorrectly recognized an income tax benefit when it applied the erroneous capital loss carryforward against capital gain transactions in fiscal 2004.

•      The company made historical errors in accounting for income taxes for foreign operations, which resulted in errors in the amount of foreign tax credit benefits recorded and the calculation of tax expense on foreign source income and gains for tax purposes on foreign dispositions. The company also incorrectly calculated the amount of deferred tax assets and related valuation allowance for the foreign tax credit carryforwards available in fiscal 2003, 2004 and 2005.

•      The Internal Revenue Service issued a report of its preliminary findings for its audit of the company’s fiscal 2000-2002 tax returns subsequent to the end of the third quarter of fiscal 2005.  In connection with this audit, the company had incorrectly recorded adjustments to the financial statements for the impact of computational errors made by the company related to its fiscal 2000-2002 tax returns.

•      The company also made errors in 1) recording deferred taxes resulting in net overstatement of income tax expense in years prior to fiscal 2002; 2) the calculation of fiscal 2003 and fiscal 2004 tax expense which resulted in the company recognizing tax expense or benefits related to certain transactions in the incorrect periods; and 3) calculating the reserve for state tax contingencies, principally related to years prior to fiscal 2003.

The reviews of tax matters also resulted in the correction of the gain recognized on the sale of the company’s minority investment in Swift Foods, which is included in selling, general and administrative expenses in the second quarter of fiscal 2005.

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 27, 2005
(columnar dollars in millions except per share amounts)

The principal financial statement impact of such errors noted above is summarized as follows:

•      For periods prior to fiscal 2002, increased retained earnings by $45.8 million.

•      For fiscal 2002, increased income tax expense $11.3 million; decreased diluted earnings per share by $0.02.

•      For fiscal 2003, increased income tax expense $11.0 million; decreased diluted earnings per share $0.02.

•      For fiscal 2004, decreased selling, general and administrative expenses $1.4 million; increased income tax expense $72.3 million; increased income from discontinued operations $2.4 million; decreased diluted earnings per share $0.13.

•      For the first half of fiscal 2005, decreased selling, general and administrative expenses $10.1 million; increased tax expense $9.0 million; decreased income from discontinued operations $4.1 million; decreased diluted earnings per share $0.01.

As a result, the accompanying condensed consolidated financial statements for the three and nine-month periods ended February 22, 2004 and as of May 30, 2004 have been restated from the amounts previously reported:

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 27, 2005
(columnar dollars in millions except per share amounts)

	As of February 22, 2004				As of May 30, 2004
	As Previously Reported	Reclass- ifications*	Restatement	As Restated and Reclassified	As Previously Reported	Reclass ifications*	Restatement	As Restated and Reclassified

Prepaid expenses and other current assets	$501.8	(7.7)	—	$494.1	$410.6	24.8	4.4	$439.8
Total current assets	5,482.9	—	—	5,482.9	5,144.9	—	4.4	5,149.3
Goodwill	3,806.4	(4.1)	(2.2)	3,800.1	3,798.8	—	(2.2)	3,796.6
Other assets	1,484.3	(0.7)	(10.2)	1,473.4	1,569.5	—	(10.1)	1,559.4
Total assets	14,475.7	—	(12.4)	14,463.3	14,230.1	—	(7.9)	14,222.2
Other accrued liabilities	1,554.5	(276.4)	(8.8)	1,269.3	1,076.9	—	2.9	1,079.8
Total current liabilities	3,183.6	—	(8.8)	3,174.8	3,001.6	—	2.9	3,004.5
Other non-current liabilities	1,103.6	(0.2)	(0.3)	1,103.1	1,108.3	—	34.8	1,143.1
Total liabilities	9,599.5	—	(9.1)	9,590.4	9,390.6	—	37.7	9,428.3
Additional paid-in capital	742.9	16.7	(0.4)	759.2	741.3	14.8	(0.4)	755.7
Retained earnings	2,319.8	—	(2.9)	2,316.9	2,394.4	—	(45.2)	2,349.2
Total common stockholders’ equity	4,876.2	—	(3.3)	4,872.9	4,839.5	—	(45.6)	4,793.9
Total liabilities and stockholders’ equity	14,475.7	—	(12.4)	14,463.3	14,230.1	—	(7.9)	14,222.2

	For the 13 weeks ended February 22, 2004				For the 39 weeks ended February 22, 2004
	As Previously Reported	Reclass- ifications*	Restatement	As Restated and Reclassified	As Previously Reported	Reclass ifications*	Restatement	As Restated and Reclassified

Selling, general and administrative expenses	$430.7	(4.5)	—	$426.2	$1,389.3	(17.9)	(1.3)	$1,370.1
Income from continuing operations before income taxes, equity method investment earnings and cumulative effect of changes in accounting	312.2	—	—	312.2	822.6	(5.2)	1.3	818.7
Income tax expense	122.3	—	(12.0)	110.3	251.7	(1.9)	27.4	277.2
Income from continuing operations before cumulative effect of changes in accounting	191.8	—	12.0	203.8	600.3	(3.3)	(26.1)	570.9
Net income	203.3	—	12.0	215.3	668.3	—	(26.1)	642.2
Comprehensive income	286.9	—	12.0	298.9	813.3	—	(26.1)	787.2
Earnings per share- basic
Income from continuing operations before cumulative effect of changes in accounting	$0.36	—	0.03	$0.39	$1.13	(0.01)	(0.05)	$1.07
Income (loss) from discontinued operations	$0.02	—	—	$0.02	$0.15	0.01	—	$0.16
Net income	$0.38	—	0.03	$0.41	$1.26	—	(0.05)	$1.21

Earnings per share- diluted
Income from continuing operations before cumulative effect of changes in accounting	$0.36	—	0.02	$0.38	$1.13	(0.01)	(0.05)	$1.07
Income (loss) from discontinued operations	$0.02	—	—	$0.02	$0.15	0.01	—	$0.16
Net income	$0.38	—	0.02	$0.40	$1.26	—	(0.05)	$1.21

*    In the fourth quarter of fiscal 2004, the company reclassified the assets, liabilities and results of operations of the Spanish feed business and the Portuguese poultry business to discontinued operations for all periods presented.  Certain other reclassifications have been made to prior year amounts to conform to current year classifications.

The company has also changed the presentation of cash flows from discontinued operations to separately present cash flows from discontinued operations for operating, investing and financing activities for all periods presented.  In addition, the company has reclassified its equity method investment earnings (loss) to present such pre-tax amounts below income tax expense for all periods presented.

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

Following is management’s discussion and analysis of the company’s operating results as well as liquidity and capital resources which should be read together with the company’s financial statements and related notes contained in this report and with the financial statements and management’s discussion and analysis in the company’s annual report on Form 10-K for the fiscal year ended May 30, 2004.  Results for the thirteen and thirty-nine week periods ended February 27, 2005 are not necessarily indicative of results that may be attained in the future.  The following Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the restatement of the company’s financial statements as discussed in Note 13.

Fiscal 2005 Third Quarter Executive Overview

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

During the third quarter of fiscal 2005, the company:

•      earned $0.32 per diluted share, as compared to third-quarter fiscal 2004 diluted EPS of $0.40 which included $0.02 per share of results of discontinued operations; diluted EPS from continuing operations was $0.38 in the third quarter of fiscal 2004,

ConAgra Foods, Inc. and Subsidiaries
Part I – Financial Information

•      reported 1% sales growth, largely due to a favorable environment for trading and merchandising operations within the Food Ingredients segment which more than offset a 1% decline in sales within the Retail Products segment,

•      dealt with several changes and challenges which negatively impacted performance, resulting in a decline in year-over-year operating profit,

•      implemented a significant component of Project Nucleus, the company’s information-based business process initiative that systematically links sales, marketing, logistics, manufacturing functions, and customer interfaces across the company,

•      made cash payments to retire $832 million of long-term debt, and

•      identified errors in its accounting for income taxes and, as a consequence, the company has restated certain historical results in the accompanying financial statements (see Note 13) and will be restating its financial statements for fiscal years 2004, 2003, and 2002 and the first two quarters of fiscal 2005 to reflect the correction of errors in accounting for income taxes.

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

The company believes these initiatives are favorably influencing brand performance as sales volumes increased by 4% in the Retail Products segment in the first three quarters of fiscal 2005 compared to the same period in the prior year, despite the challenges which adversely impacted sales volume in the third quarter of fiscal 2005.

Operational Efficiency Initiatives

During fiscal 2004, the company implemented certain operational efficiency initiatives.  These initiatives are intended to improve the company’s cost structure, margins and competitive position through the elimination of duplicative costs and overhead, consolidation of selected plants and support functions and realignment of businesses.  Charges associated with the implementation of such initiatives are being recognized as incurred.  During the third quarter of fiscal 2005, the company recognized charges of approximately $4 million associated with its operational efficiency initiatives as compared to approximately $24 million for the same period in the prior year.  The company does not anticipate material additional charges associated with these specific initiatives to be recognized during the remainder of fiscal 2005.  The company believes it will generate benefits to its cost structure, as well as synergies related to other sales and customer service initiatives, in fiscal 2005 and beyond, which will more than offset these costs.

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

During the third quarter of fiscal 2005, the company determined that it would close certain manufacturing facilities.  As a result, the company recognized charges to reduce the carrying amounts of the related long-lived assets to their fair values.  Specifically, pre-tax impairment charges of $23 million and $15 million were recognized in the Foodservice Products and Food Ingredients segments, respectively, due to planned plant closures.

Sale of Pilgrim’s Pride Corporation Common Stock

In the third quarter of the current fiscal year, the company sold 10 million shares of Pilgrim’s Pride Corporation common stock for $282 million, which resulted in a pre-tax gain of approximately $186 million.  The company received these shares in the fall of 2003 in connection with the divestiture of its chicken processing operations to Pilgrim’s Pride.  The company continues to hold 15.4 million shares of Pilgrim’s Pride Corporation common stock that are subject to resale restrictions; the company plans to sell these shares at the appropriate time in accordance with these restrictions.  With the consent of Pilgrim’s Pride Corporation, these trading restrictions may be waived.

Capital Allocation

The company remains committed to appropriately utilize excess cash through its capital allocation program.  The company has repurchased approximately $600 million of its stock since announcing a $1 billion repurchase program in December of 2003.  The company plans to continue to opportunistically repurchase its common stock.  Management currently anticipates continuing the previously announced share repurchase program with the goal being to substantially complete that program during fiscal 2006.

The company has also been using cash to retire debt that has become due or that will soon be due.  During the third quarter of fiscal 2005, the company retired over $832 million of debt.

Opportunities and Challenges

The company continues to face increased costs for many of its significant raw materials, packaging and energy inputs.  As a result of increased input costs, particularly in the company’s packaged meats operations, gross margins were negatively impacted in the third quarter of fiscal 2005.  The company is addressing this challenge with margin-enhancing actions including price increases and a SKU rationalization program designed to simplify operations and increase efficiencies.

During the third quarter of the current fiscal year, the company faced manufacturing challenges as a result of the installation of new equipment, plant consolidations and transfer of production across locations.  This resulted in decreased sales volumes, as the company was unable to fill all customer orders for certain higher-margin products, such as Banquet Crock-Pot Classics, Egg Beaters, Hebrew National, Reddi-wip, and Slim Jim.  The company believes these issues have been largely resolved and that the impact on the fourth quarter will be less than that experienced in the third quarter of fiscal 2005.

Project Nucleus is the company’s information-based business process initiative that systematically links sales, marketing, logistics, manufacturing and customer interfaces across the company.  Project Nucleus is being implemented over several years, and the company passed a significant milestone on December 1, 2004, when the order-to-cash functions for most of the retail and foodservice operations were transitioned to this system.  The company experienced temporary disruptions in its billing and collections functions during the implementation of Project Nucleus.  The company believes these issues have been largely resolved and that the impact on the fourth quarter will be less than that experienced in the third quarter of fiscal 2005.

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Consolidation of many of the company’s customers continues to result in increased buying power, negotiating strength and complex service requirements for those customers.  This trend, which is expected to continue, may negatively impact gross margins, particularly in the Retail Products segment.  In order to effectively respond to this customer consolidation, during fiscal 2004 the company consolidated its sales force to more efficiently service its customers.  In fiscal 2003, the company’s retail customer service centers were consolidated into one specialized facility to service all retail channel customers.  The company continues to streamline its distribution network in order to reduce costs and increase its responsiveness to customer needs.

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

Net Sales

	Net Sales
	Thirteen weeks ended			Thirty-nine weeks ended
($ in millions) Reporting Segment	February 27, 2005	February 22, 2004	Percentage Inc / (Dec)	February 27, 2005	February 22, 2004	Percentage Inc / (Dec)
Retail Products	$2,077	$2,092	(1)%	$6,576	$6,204	6%
Foodservice Products	886	876	1%	2,730	2,713	1%
Food Ingredients	607	558	9%	1,876	1,643	14%
	$3,570	$3,526	1%	$11,182	$10,560	6%

Net sales for the third quarter of fiscal 2005 were $3.6 billion, an increase of $44 million, or 1%, from the same period in the prior fiscal year.  This increase was driven primarily by favorable results in the Food Ingredients segment, which more than offset the 1% decline in net sales in the Retail Products segment.  Net sales for the first three quarters of fiscal 2005 were $11.2 billion, an increase of $622 million, or 6%, from the same period in the prior fiscal year.  This increase was driven primarily by strong volume growth in the Retail Products segment during the first two quarters of fiscal 2005 and favorable results in the Food Ingredients segment.

Retail Products net sales for the third quarter were $2.1 billion, a decrease of $15 million, or 1%, compared to the same period in the prior year.  Sales volumes declined by 3%, largely reflecting manufacturing challenges resulting from installation of new equipment, consolidation of plant locations and transfer of production across plant locations, resulting in disruption of the company’s ability to fill customer orders for certain products.  This was partially offset by increased selling prices of

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

approximately 2%, which were necessitated by increased input costs.  The company achieved sales growth for the quarter in its frozen foods group; however, all other operations within the segment – deli, grocery, refrigerated, snacks and international experienced sales declines.  Several major brands posted double-digit sales growth, including Banquet, Eckrich, Kid Cuisine, Manwich, Marie Callender’s and Snack Pack.  Sales declines occurred for certain large brands including Armour, Butterball, DAVID, Hebrew National, Healthy Choice, LaChoy, Reddi-wip, Slim Jim, Swiss Miss and Wesson.

Retail Products net sales in the first three quarters of fiscal 2005 were $6.6 billion, an increase of $372 million, or 6%, from the same period in the prior fiscal year, driven by strong volume growth in the first two quarters of fiscal 2005 and pricing increases of approximately 2%, partially offset by the volume declines in the third quarter mentioned above.

Foodservice Products net sales were $886 million in the third quarter of fiscal 2005 and $876 million in the same period of the prior year, an increase of 1%, reflecting improved sales volumes in specialty potato products offset by decreased seafood sales due to the impact of tariffs and related competitive impacts.  Prior year sales also included $9 million of sales from a business the company divested in fiscal 2004.  Net sales in the first three quarters of fiscal 2005 were $2.7 billion, slightly improved as compared to prior year net sales, reflecting increased sales volumes in specialty potato products offset by decreased sales of seafood and prepared meats products.  The company increased selling prices for many of its foodservice products in the first three quarters of fiscal 2005, substantially offsetting increased input costs.  Net sales for the first three quarters of fiscal 2004 also included $28 million of net sales from a business the company divested in fiscal 2004.

Food Ingredients net sales were $607 million in the third quarter of fiscal 2005, an increase of $49 million, or 9%, from the same period in the prior year, and net sales were $1.9 billion in the first three quarters of fiscal 2005, an increase of $233 million, or 14%, from the same period in the prior year.  Increased net sales reflects sales to United Agri Products, Inc. and Pilgrim’s Pride Corporation, subsequent to the company’s divestitures of UAP North America and the chicken business in the third quarter of fiscal 2004, and a favorable environment for trading and merchandising of commodities including grain, petroleum products, natural gas and fertilizer.

Gross Profit

(Net sales less cost of goods sold)

	Gross Profit
	Thirteen weeks ended			Thirty-nine weeks ended
($ in millions) Reporting Segment	February 27, 2005	February 22, 2004	Percentage Inc / (Dec)	February 27, 2005	February 22, 2004	Percentage Inc / (Dec)
Retail Products	$540	$584	(8)%	$1,647	$1,723	(4)%
Foodservice Products	118	133	(12)%	385	414	(7)%
Food Ingredients	108	83	31%	319	247	29%
	$766	$800	(4)%	$2,351	$2,384	(1)%

The company’s gross profit for the third quarter of fiscal 2005 was $766 million, a decrease of 4% from the same period in the prior year.  Gross profit for the first three quarters of fiscal 2005 was $2.4 billion, a decrease of 1% from the same period in the prior year.  Costs of implementing the company’s operational efficiency initiatives reduced gross profit for the third quarter and first three quarters of fiscal 2005 by $4 million

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

and $17 million, respectively, and reduced gross profit for the third quarter and first three quarters of fiscal 2004 by $13 million and $15 million, respectively.  The costs of commodity inputs have been higher, on average, in fiscal 2005 than in the prior year, particularly in the packaged meats operations of the Retail Products and Foodservice Products segments.  Although the company has implemented price increases for many of its products, it was not able to fully offset the increased input costs in the third quarter and first three quarters of fiscal 2005.  Reduced sales volumes, due to the manufacturing challenges discussed earlier, also contributed to decreased gross profits in the Retail Products segment.

The company’s gross margin (gross profit as a percentage of net sales) for both the third quarter and first three quarters of fiscal 2005 was 21%, as compared to 23% for the same periods in the prior year, primarily reflecting the impact of increased input and other production costs.

Retail Products gross profit for the third quarter of fiscal 2005 was $540 million, a decrease of $44 million, or 8%, from the same period in the prior year.  Gross profit for the first three quarters of fiscal 2005 was $1.6 billion, a decrease of $76 million, or 4%, from the same period in the prior year.  Gross profit for branded processed meats was significantly below prior year results for both the third quarter and the first three quarters of fiscal 2005, reflecting higher input costs which were not sufficiently offset by increased selling prices.  Various manufacturing challenges in the third quarter of fiscal 2005 resulted in a disruption of the company’s ability to fill customer orders for certain higher-margin products.  Costs of implementing the company’s operational efficiency initiatives reduced gross profit for the third quarter and first three quarters of fiscal 2005 by $3 million and $13 million, respectively.  Costs of implementing the company’s operational efficiency initiatives reduced gross profit for the third quarter and first three quarters of fiscal 2004 by $10 million.  Gross margins of the Retail Products segment for the third quarter and first three quarters of fiscal 2005 were 26% and 25%, respectively, as compared to 28% for both the thirteen and thirty-nine weeks ended February 22, 2004, reflective of the factors cited above.

Foodservice Products gross profit was $118 million for the third quarter of fiscal 2005 and $133 million in the same period of the prior year, a decrease of 12%.  Gross profit was $385 million for the first three quarters of fiscal 2005 and $414 million in the same period of the prior year, a decrease of 7%.  Improved gross profit in the company’s specialty potato products, due to increased sales volumes, was more than offset by increased input costs in the packaged meat operations, reduced sales volumes and margins in the seafood operations and unfavorable production costs associated with a planned plant consolidation.  Gross margins were 13% and 14% for the third quarter and first three quarters of fiscal 2005, compared to 15% for both the third quarter and first three quarters of fiscal 2004.

Food Ingredients gross profit for the third quarter of fiscal 2005 increased $25 million, or 31%, to $108 million.  Gross profit for the first three quarters of fiscal 2005 increased $72 million, or 29%, to $319 million.  Improvements in gross profit are due to favorable market conditions in the company’s commodity trading and grain and fertilizer merchandising operations.  Gross margins increased to approximately 18% and 17% in the third quarter and first three quarters of fiscal 2005 as compared to 15% in the same periods in the prior year.

Selling, General and Administrative Expenses (includes general corporate expense)

Selling, general and administrative expenses totaled $506 million for the third quarter of fiscal 2005, an increase of $80 million, or 19%, as compared to the same period in the prior year. The increase is primarily attributable to:

•                  charges for impairments of facilities of $23 million and $15 million in the Foodservice Products segment and Food Ingredients segment, respectively,

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

•                  a charge of $22 million on the early redemption of $600 million of 7.5% senior debt,

•                  an additional charge of $21.5 million related to the previously reported SEC investigation,

•                  a $10 million charge to reflect an impairment of a brand within the Retail Products segment, and

•                  a fire loss at a Foodservice Products plant of $10 million.

These additional expenses were partially offset by $17 million of favorable legal settlements within the Retail Products segment, decreased incentive accruals and lower advertising and promotion expense as compared to the same period of the prior year.

Selling, general and administrative expenses totaled $1.3 billion for the first three quarters of fiscal 2005, down $24 million, or 2%, as compared to the same period in the prior year. This decrease resulted from lower selling and advertising and promotion expenses in the first three quarters of fiscal 2005 and higher costs in the first three quarters of fiscal 2004 due to a $25 million charge for litigation related to a choline chloride joint venture with E.I. du Pont Nemours and Co., offset by the increased expenses noted for the third quarter of fiscal 2005.  Included in selling, general and administrative expense for the first three quarters of fiscal 2005 and 2004 were $4 million and $23 million, respectively, of costs relating to the company’s operational efficiency initiatives.

Operating Profit (earnings before general corporate expense, gain on sale of Pilgrim’s Pride Corporation common stock, net interest expense, equity method investment earnings and income taxes)

	Operating Profit
	Thirteen weeks ended			Thirty-nine weeks ended
($ in millions) Reporting Segment	February 27, 2005	February 22, 2004	Percentage Inc / (Dec)	February 27, 2005	February 22, 2004	Percentage Inc / (Dec)
Retail Products	$303	$329	(8)%	$886	$899	(1)%
Foodservice Products	33	70	(53)%	192	231	(17)%
Food Ingredients	60	54	10%	199	136	46%

Retail Products operating profit for the third quarter of fiscal 2005 was $303 million, a decrease of $26 million, or 8%, as compared to the same period in the prior year.  Operating profit for the first three quarters of fiscal 2005 was $886 million, a decrease of $13 million, or 1%, as compared to the same period in the prior year.  The decline in operating profit in the third quarter of fiscal 2005 reflects reduced gross profit for the reasons cited in the Gross Profit discussion, above, and a brand impairment and related charges of $10 million in the third quarter of fiscal 2005, offset by favorable legal settlements of $17 million and reductions in advertising and promotion expenses.  Costs of implementing the company’s operational efficiency initiatives reduced operating profit by $3 million and $15 million in the third quarter and first three quarters of fiscal 2005, respectively and by $8 million and $15 million in the third quarter and first three quarters of fiscal 2004, respectively.

For the third quarter of fiscal 2005, Foodservice Products operating profit was $33 million, compared with $70 million for the third quarter of last fiscal year. For the first three quarters of fiscal 2005, operating profit was $192 million, compared with $231 million for the first three quarters of last fiscal year.  Operating profit is reflective of decreased gross profits, a $23 million charge for an impairment of a facility, and a fire loss of $10 million.  Costs of implementing the company’s operational efficiency initiatives were $2 million and $6 million in the third quarter and first three quarters of fiscal 2005 and $16 million for the third quarter and first three quarters of fiscal 2004.

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Food Ingredients operating profit for the third quarter of fiscal 2005 was $60 million, an increase of $6 million, or 10%, over the same period in the prior year.  Operating profit for the first three quarters of fiscal 2005 was $199 million, an increase of $63 million, or 46%, over the same period in the prior year.  Improved results are due to a favorable environment in the company’s commodity trading and merchandising operations, the operating profit of which increased $22 million and $74 million, respectively, for the third quarter and first three quarters of fiscal 2005 over the same periods in the prior year.  This was partially offset by a $15 million charge recognized in the third quarter of fiscal 2005 for the impairment of a manufacturing facility.

Interest Expense, Net

Net interest expense for the third quarter of fiscal 2005 increased $6 million, or 10%, as compared to the same period in fiscal 2004.  Net interest expense for the first three quarters of fiscal 2005 increased $32 million, or 16%, as compared to the same period in fiscal 2004.  Increased interest expense reflects a reduced benefit from the previously terminated interest rate swap agreements.  During the third quarter of fiscal 2004, the company closed out all of its interest rate swap agreements in order to lock-in existing favorable interest rates.  These interest rate swap agreements were previously put in place as a strategy to hedge interest costs associated with long-term debt.  For financial statement purposes the benefit associated with the termination of the interest rate swap agreements continues to be recognized over the term of the debt instruments originally hedged.  The company’s net interest expense was reduced by $23 million due to the interest rate swap agreements in the first three quarters of fiscal 2005 and by $59 million in the comparable period of fiscal 2004.  In addition, during the second quarter of fiscal 2005, the company recognized approximately $14 million of additional interest expense associated with a previously terminated interest rate swap.  The company had previously deferred this amount in accumulated other comprehensive income as the interest rate swap was being used to hedge the interest payments associated with the forecasted issuance of debt.  During the second quarter, the company determined it was no longer probable such debt would be issued and immediately recognized the entire deferred amount within interest expense.  These factors have been partially offset by the company’s retirement of nearly $1.2 billion of debt during fiscal 2005.

Gain on Sale of Pilgrim’s Pride Corporation Common Stock

During the third quarter of fiscal 2005, the company sold ten million shares of the Pilgrim’s Pride Corporation common stock for $282.5 million, resulting in a pre-tax gain of approximately $186 million.

Income Taxes

In the third quarter and first three quarters of fiscal 2005, the company’s income tax expense was $149.6 million and $386.4 million, respectively.  In the third quarter and first three quarters of fiscal 2004 the company’s income tax expense was $110.3 million and $277.2 million, respectively.  The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately 48% for the third quarter and 42% for the first three quarters of fiscal 2005.  The effective tax rate was approximately 35% and 33% for the third quarter and first three quarters of fiscal 2004, respectively.  The company’s fiscal 2005 effective tax rate is greater than its statutory rate due in part to a $21.5 million charge recorded by the company in the third quarter of fiscal 2005 in connection with an expected settlement with the SEC.  Substantially all of this charge is not deductible for income tax purposes and therefore resulted in an increase in the company’s effective tax rate of approximately 2.5% above the statutory tax rate in the third quarter of fiscal 2005.

Also during the third quarter of fiscal 2005, the company recognized a pre-tax impairment charge of $57 million reducing the carrying value of an investment in a foreign joint venture.  The company does not expect to receive a tax benefit for this charge.  In addition, the company has not historically provided deferred income taxes on its share of earnings of this foreign joint venture, because the company had determined that these earnings were permanently invested.  This resulted in an increase in the company’s effective tax rate of approximately 7.0% above the statutory tax rate in the third quarter of fiscal 2005.

Certain historical results in previously reported amounts related to income tax matters have been restated.  See “Restatement of Financial Statements,” below.

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Equity Method Investment Earnings

Equity method investment losses for the third quarter and first three quarters of fiscal 2005 were $64 million and $35 million, respectively.  Equity method investment earnings were $2 million and $29 million in the third quarter and first three quarters of fiscal 2004, respectively.

During the third quarter of fiscal 2005, the company determined that the carrying value of its investments in two unrelated joint ventures were other than temporarily impaired and therefore recognized pre-tax impairment charges totaling $71.0 million ($65.5 million after tax).  These charges are reflected in equity method investment earnings (loss) in the statement of earnings.  The extent of the impairments was determined based upon the company’s assessment of the recoverability of its investment including an assessment of the investees’ ability to sustain earnings which would justify the carrying amount of the investments.

Discontinued Operations

The third quarter and first three quarters of the current year include after tax income of $1 million and a loss of $3 million, respectively, from discontinued operations as compared to income of $13 million and $84 million, respectively, in the same periods of the prior year.

On September 24, 2004, the company reached an agreement with affiliates of Swift Foods by which the company took control and ownership of approximately $300 million of the net assets of the cattle feeding business, including feedlots and live cattle.  On October 15, 2004, the company sold the feedlots to Smithfield Foods for approximately $70 million.  These transactions resulted in a gain of approximately $19.0 million (net of taxes of $11.6 million).  The company retained live cattle inventory and related derivative instruments and is liquidating those assets in an orderly manner.  As of February 27, 2005, the company had reduced the live cattle inventory to $62.7 million.  The company expects the sale of the live cattle inventory to be substantially completed by the end of fiscal 2005.  Beginning September 24, 2004, the assets, liabilities and results of operations, including the gain on sale, of the cattle feeding business are classified as discontinued operations.

In the second quarter of fiscal 2005, the company reached agreements in principle with various parties to sell substantially all of the remaining assets of UAP International.  During the third quarter of fiscal 2005, certain of these assets were sold and further negotiations occurred in relation to the disposition of the remaining assets.  As a result, management determined that the ultimate proceeds from such sales would be lower than originally estimated.  The company therefore recorded impairment charges of $3.0 million and $28.6 million in the third quarter and first three quarters of fiscal 2005, respectively, in order to reflect the assets at the revised estimated fair value, less cost to sell.  The company has not recorded any tax benefit in relation to these impairment charges.

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Cumulative Effect of Change in Accounting

Effective February 22, 2004, the company adopted FIN No. 46R, resulting in a cumulative effect of accounting change that decreased net income by $1.4 million (net of taxes of $0.9 million).

Effective May 26, 2003, the company adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, resulting in a cumulative effect of accounting change that decreased net income by $11.7 million (net of taxes of $7.2 million), or $0.02 per diluted share in the first quarter of fiscal 2004.

Earnings Per Share

The company’s fiscal 2005 third quarter diluted earnings per share were $0.32.  Fiscal 2004 third quarter earnings per share were $0.40, $0.38 per share from continuing operations before cumulative effect of change in accounting and $0.02 per share from discontinued operations.

Diluted earnings per share for the first three quarters of fiscal 2005 were $1.04.  Diluted earnings per share for the first three quarters of fiscal 2004 were $1.21, $1.07 per share from continuing operations before cumulative effect of change in accounting, $0.16 per share from discontinued operations, and a loss of $0.02 per share from the cumulative effect of a change in accounting.

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

The company is currently conducting discussions with the SEC Staff regarding a possible settlement of these matters.  Based on discussions to date, the company estimates the amount of such settlement and related payments to be approximately $46.5 million.  The company recorded charges of $25 million and $21.5 million in the fourth quarter of fiscal 2004 and the third quarter of fiscal 2005, respectively, in connection with these matters.  There can be no assurance that the negotiations with the SEC Staff will ultimately be successful or that the SEC will accept the terms of any settlement that is negotiated with the SEC Staff.  Accordingly, the terms of any settlement, if reached, could result in charges greater than the amount currently estimated and recognized in the company’s financial statements.

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Restatement of Financial Statements

On March 24, 2005, the company announced that it would restate certain historical results to correct errors in previously reported amounts related to income tax matters.  This Form 10-Q includes restated financial information for prior periods.  The company will file, as soon as possible, Form 10-K/A for the fiscal year ended May 30, 2004 to restate its consolidated financial statements for fiscal years 2004, 2003 and 2002 and related disclosures. The company will file contemporaneously with the Form 10-K/A its Forms 10-Q/A for the first two quarters of fiscal 2005.  The correction of the errors results in an aggregate net increase in income tax expense of approximately $105 million (including approximately $2 million reflected in results of discontinued operations) for fiscal years 2004, 2003, 2002 and the first two quarters of fiscal 2005 and an aggregate net decrease in income tax expense of approximately $46 million for years prior to fiscal 2002.  The restatement adjustments result in a $45 million reduction of ending stockholders' equity as of May 30, 2004.

During fiscal 2005, the company has systematically conducted reviews of financial controls as a part of its Sarbanes-Oxley 404 pre-certification process and in connection with pending tax audits, as well as part of operational improvement efforts by new financial management.  During the third quarter of fiscal 2005, those reviews resulted in the discovery of errors relating to accounting for income taxes, as described below:

•      The company made errors in its fiscal 1997 tax return in the calculation of tax basis upon the formation of a pork subsidiary.  Additional less significant tax basis calculation errors also occurred. Upon the sale of the beef and pork businesses in fiscal 2003, as a result of the basis calculation errors, the company incorrectly calculated a capital loss and recognized a deferred tax asset with an offsetting valuation allowance.  The company incorrectly recognized an income tax benefit when it applied the erroneous capital loss carryforward against capital gain transactions in fiscal 2004.

•      The company made historical errors in accounting for income taxes for foreign operations, which resulted in errors in the amount of foreign tax credit benefits recorded and the calculation of tax expense on foreign source income and gains for tax purposes on foreign dispositions. The company also incorrectly calculated the amount of deferred tax assets and related valuation allowance for the foreign tax credit carryforwards available in fiscal 2003, 2004 and 2005.

•      The Internal Revenue Service issued a report of its preliminary findings for its audit of the company’s fiscal 2000-2002 tax returns subsequent to the end of the third quarter of fiscal 2005.  In connection with this audit, the company had incorrectly recorded adjustments to the financial statements for the impact of computational errors made by the company related to its fiscal 2000-2002 tax returns.

•      The company also made errors in 1) recording deferred taxes resulting in net overstatement of income tax expense in years prior to fiscal 2002; 2) the calculation of fiscal 2003 and fiscal 2004 tax expense which resulted in the company recognizing tax expense or benefits related to certain transactions in the incorrect periods; and 3) calculating the reserve for state tax contingencies, principally related to years prior to fiscal 2003.

The reviews of tax matters also resulted in the correction of the gain recognized on the sale of the company’s minority investment in Swift Foods, which is included in selling, general and administrative expenses in the second quarter of fiscal 2005.

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

The principal financial statement impact of such errors noted above is summarized as follows:

•      For periods prior to fiscal 2002, increased retained earnings by $45.8 million.

•      For fiscal 2002, increased income tax expense $11.3 million; decreased diluted earnings per share by $0.02.

•      For fiscal 2003, increased income tax expense $11.0 million; decreased diluted earnings per share $0.02.

•      For fiscal 2004, decreased selling, general and administrative expenses $1.4 million; increased income tax expense $72.3 million; increased income from discontinued operations $2.4 million; decreased diluted earnings per share $0.13.

•      For the first half of fiscal 2005, decreased selling, general and administrative expenses $10.1 million; increased tax expense $9.0 million; decreased income from discontinued operations $4.1 million; decreased diluted earnings per share $0.01.

	As Previously Reported	As Restated
(Amounts in millions, except per share amounts)

AS OF MAY 26, 2001
Retained earnings	$1,534.8	$1,580.6
Total common stockholders’ equity	3,983.2	4,029.0

AS OF MAY 26, 2002
Retained earnings	$1,821.9	$1,856.4
Additional paid-in capital	737.2	736.8
Total common stockholders’ equity	4,308.2	4,342.3

FOR THE YEAR ENDED MAY 26, 2002
Income from continuing operations before income taxes, equity method investment earnings and cumulative effect of changes in accounting	$1,194.9	$1,194.9
Income tax expense*	466.2	477.5
Income from continuing operations before cumulative effect of changes in accounting	762.4	751.1
Net income	783.0	771.7
Comprehensive income	751.2	739.9
Earnings per share- basic
Income from continuing operations before cumulative effect of changes in accounting	$1.45	$1.41
Net income	1.48	1.45

Earnings per share- diluted
Income from continuing operations before cumulative effect of changes in accounting	$1.44	$1.41
Net income	1.47	1.45

*  Reflects the reclassification of income tax expense associated with equity method investment earnings.

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

	As Previously Reported	As Restated

AS OF MAY 25, 2003
Prepaid expenses and other current assets	$666.8	$716.3
Total current assets	6,059.6	6,109.1
Goodwill	3,807.2	3,805.0
Total assets	15,071.4	15,118.7
Other accrued liabilities	1,123.4	1,166.5
Total current liabilities	3,803.4	3,846.5
Other non-current liabilities	1,058.7	1,040.0
Total liabilities	10,449.7	10,474.1
Additional paid-in capital	725.7	725.3
Retained earnings	2,080.5	2,103.8
Total common stockholders’ equity	4,621.7	4,644.6
Total liabilities and stockholders’ equity	15,071.4	15,118.7

FOR THE YEAR ENDED MAY 25, 2003
Income from continuing operations before income taxes, equity method investment earnings, and cumulative effect of changes in accounting	$1,185.5	$1,185.5
Income tax expense*	424.7	435.7
Income from continuing operations before cumulative effect of changes in accounting	807.0	796.0
Net income	774.8	763.8
Comprehensive income	767.9	756.9
Earnings per share- basic
Income from continuing operations before cumulative effect of changes in accounting	$1.53	$1.51
Net income	1.47	1.44

Earnings per share- diluted
Income from continuing operations before cumulative effect of changes in accounting	$1.52	$1.51
Net income	1.46	1.44

*  Reflects the reclassification of income tax expense associated with equity method investment earnings.

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

	As Previously Reported	As Restated

FOR THE YEAR ENDED MAY 30, 2004
Selling, general and administrative expense	$1,824.5	$1,823.1
Income from continuing operations before income taxes, equity method investment earnings and cumulative effect of changes in accounting	1,107.8	1,109.2
Income tax expense	355.3	427.6
Income from continuing operations before cumulative effect of changes in accounting	796.0	725.1
Income from discontinued operations, net of taxes	96.9	99.3
Net income	879.8	811.3
Comprehensive income	1,059.1	990.6
Earnings per share- basic
Income from continuing operations before cumulative effect of changes in accounting	$1.51	$1.37
Income from discontinued operations	0.18	0.19
Net income	1.67	1.54

Earnings per share- diluted
Income from continuing operations before cumulative effect of changes in accounting	$1.50	$1.36
Income from discontinued operations	0.18	0.19
Net income	1.66	1.53

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

	For the 13 weeks ended August 29, 2004		For the 13 weeks ended August 24, 2003
	As Previously Reported*	As Restated and Reclassified	As Previously Reported*	As Restated and Reclassified
Selling, general and administrative expenses	$411.0	$411.0	$464.0	$462.6
Income from continuing operations before income taxes, equity method investment earnings and cumulative effect of changes in accounting	200.3	200.3	154.8	156.2
Income tax expense	81.1	81.4	(1.3)	37.1
Income from continuing operations before cumulative effect of changes in accounting	133.3	133.0	167.3	130.3
Income from discontinued operations, net of tax	1.7	1.7	39.3	39.3
Net income	135.0	134.7	194.9	157.9
Comprehensive income	120.2	119.9	229.9	192.9
Earnings per share- basic
Income from continuing operations before cumulative effect of changes in accounting	$0.26	$0.26	$0.32	$0.25
Income (loss) from discontinued operations	$—	$—	$0.07	$0.07
Net income	$0.26	$0.26	$0.37	$0.30

Earnings per share- diluted
Income from continuing operations before cumulative effect of changes in accounting	$0.26	$0.26	$0.32	$0.25
Income (loss) from discontinued operations	$—	$—	$0.07	$0.07
Net income	$0.26	$0.26	$0.37	$0.30

*    Certain other reclassifications have been made to prior year amounts to conform to current year classifications.

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

	For the 13 weeks ended November 28, 2004		For the 13 weeks ended November 23, 2003
	As Previously Reported*	As Restated and Reclassified	As Previously Reported*	As Restated and Reclassified
Selling, general and administrative expenses	$439.5	$429.4	$481.2	$481.2
Income from continuing operations before income taxes, equity method investment earnings and cumulative effect of changes in accounting	375.0	385.1	350.4	350.4
Income tax expense	146.8	155.5	128.8	130.1
Income from continuing operations before cumulative effect of changes in accounting	243.3	244.7	237.9	236.6
Income from discontinued operations, net of tax	(1.0)	(5.1)	32.2	32.2
Net income	242.3	239.6	270.1	268.8
Comprehensive income	313.3	310.6	296.5	295.2
Earnings per share- basic
Income from continuing operations before cumulative effect of changes in accounting	$0.47	$0.48	$0.45	$0.45
Income (loss) from discontinued operations	$—	$(0.01)	$0.06	$0.06
Net income	$0.47	$0.47	$0.51	$0.51

Earnings per share- diluted
Income from continuing operations before cumulative effect of changes in accounting	$0.47	$0.47	$0.45	$0.45
Income (loss) from discontinued operations	$—	$(0.01)	$0.06	$0.06
Net income	$0.47	$0.46	$0.51	$0.51

*    Certain other reclassifications have been made to prior year amounts to conform to current year classifications.

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

	As of February 22, 2004				As of May 30, 2004
	As Previously Reported	Reclass- ifications*	Restatement	As Restated and Reclassified	As Previously Reported	Reclass- ifications*	Restatement	As Restated and Reclassified

Prepaid expenses and other current assets	$501.8	(7.7)	—	$494.1	$410.6	24.8	4.4	$439.8
Total current assets	5,482.9	—	—	5,482.9	5,144.9	—	4.4	5,149.3
Goodwill	3,806.4	(4.1)	(2.2)	3,800.1	3,798.8	—	(2.2)	3,796.6
Other assets	1,484.3	(0.7)	(10.2)	1,473.4	1,569.5	—	(10.1)	1,559.4
Total assets	14,475.7	—	(12.4)	14,463.3	14,230.1	—	(7.9)	14,222.2
Other accrued liabilities	1,554.5	(276.4)	(8.8)	1,269.3	1,076.9	—	2.9	1,079.8
Total current liabilities	3,183.6	—	(8.8)	3,174.8	3,001.6	—	2.9	3,004.5
Other non-current liabilities	1,103.6	(0.2)	(0.3)	1,103.1	1,108.3	—	34.8	1,143.1
Total liabilities	9,599.5	—	(9.1)	9,590.4	9,390.6	—	37.7	9,428.3
Additional paid-in capital	742.9	16.7	(0.4)	759.2	741.3	14.8	(0.4)	755.7
Retained earnings	2,319.8	—	(2.9)	2,316.9	2,394.4	—	(45.2)	2,349.2
Total common stockholders’ equity	4,876.2	—	(3.3)	4,872.9	4,839.5	—	(45.6)	4,793.9
Total liabilities and stockholders’ equity	14,475.7	—	(12.4)	14,463.3	14,230.1	—	(7.9)	14,222.2

	For the 13 weeks ended				For the 39 weeks ended
	February 22, 2004				February 22, 2004
	As Previously Reported	Reclass- ifications*	Restatement	As Restated and Reclassified	As Previously Reported	Reclass- ifications*	Restatement	As Restated and Reclassified

Selling, general and administrative expenses	$430.7	(4.5)	—	$426.2	$1,389.3	(17.9)	(1.3)	$1,370.1
Income from continuing operations before income taxes, equity method investment earnings and cumulative effect of changes in accounting	312.2	—	—	312.2	822.6	(5.2)	1.3	818.7
Income tax expense	122.3	—	(12.0)	110.3	251.7	(1.9)	27.4	277.2
Income from continuing operations before cumulative effect of changes in accounting	191.8	—	12.0	203.8	600.3	(3.3)	(26.1)	570.9
Net income	203.3	—	12.0	215.3	668.3	—	(26.1)	642.2
Comprehensive income	286.9	—	12.0	298.9	813.3	—	(26.1)	787.2
Earnings per share- basic
Income from continuing operations before cumulative effect of changes in accounting	$0.36	—	0.03	$0.39	$1.13	(0.01)	(0.05)	$1.07
Income (loss) from discontinued operations	$0.02	—	—	$0.02	$0.15	0.01	—	$0.16
Net income	$0.38	—	0.03	$0.41	$1.26	—	(0.05)	$1.21

Earnings per share- diluted
Income from continuing operations before cumulative effect of changes in accounting	$0.36	—	0.02	$0.38	$1.13	(0.01)	(0.05)	$1.07
Income (loss) from discontinued operations	$0.02	—	—	$0.02	$0.15	0.01	—	$0.16
Net income	$0.38	—	0.02	$0.40	$1.26	—	(0.05)	$1.21

*    In the fourth quarter of fiscal 2004, the company reclassified the assets, liabilities and results of operations of the Spanish feed business and the Portuguese poultry business to discontinued operations for all periods presented. Certain other reclassifications have been made to prior year amounts to conform to current year classifications.

The company has also changed the classifications of cash flows from discontinued operations to separately present cash flows from discontinued operations for operating, investing and financing activities for all periods presented.  In addition, the company has reclassified its equity method investment earnings (loss) to present such amounts below income tax expense for all periods presented.

Liquidity and Capital Resources

Sources of Liquidity and Capital

The company’s primary financing objective is to maintain a prudent balance sheet that provides the flexibility to pursue its growth objectives.  The company currently uses short-term debt to finance

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

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

The company determined that it did not require the availability of its $400 million accounts receivable securitization program and terminated this program in the third quarter of fiscal 2005.  Under this program, accounts receivable could be sold without recourse at a discount, and this cost is included in selling, general and administrative expenses.  Because these accounts receivable were sold without recourse to unrelated third parties, accounts receivable balances sold are excluded from the company’s consolidated financial statements.  As of the end of the third quarter of fiscal 2005, the company had no outstanding accounts receivable sold, while accounts receivable sold totaled $90 million as of the end of the third quarter of fiscal 2004.

The company’s overall level of interest-bearing debt as of the end of the third quarter of fiscal year 2005 totaled $4.5 billion.  In the first three quarters of fiscal 2005 the company retired $600 million of 7.5% senior debt and $175 million of preferred securities of a subsidiary company in advance of their respective dates of maturity.  The company also made scheduled payments of maturing long-term debt of $379 million.  Notes payable borrowings increased to $58 million as of the end of the third quarter of fiscal 2005.  As of the end of the third quarter of fiscal 2005, the company’s senior long-term debt ratings were BBB+ (Fitch), Baa1 (Moody’s) and BBB+ (Standard & Poor’s), all investment grade ratings.

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

During the second quarter of fiscal 2005, the company sold its equity interest in the fresh beef and pork venture for $194 million.  Also during the second quarter, the company reached an agreement with affiliates of Swift Foods by which the company took control and ownership of the cattle feeding business (including feedlots and live cattle), and on October 15, 2004, the company sold the feedlots to Smithfield Foods, Inc. for approximately $70 million.  The company retained live cattle inventory and related derivative instruments of approximately $255 million and is liquidating those assets in an orderly manner.  As of February 27, 2005, the company had reduced the live cattle inventory to $63 million.  The company expects the sale of the live cattle inventory to be substantially completed by the end of fiscal 2005.

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

During the first three quarters of fiscal 2005, UAP Holdings repurchased the remaining $35 million of the UAP Preferred Securities and accrued dividends for cash.  In December 2004, the company sold 10 million shares of Pilgrim’s Pride Corporation common stock for $282.5 million.  The company continues to evaluate opportunities to sell the following investments in the future, subject to contractual conditions:

•                  approximately 15.4 million shares of Pilgrim’s Pride Corporation common stock (with a market value of $346 million at February 27, 2005), and

•                  $150 million of subordinated notes receivable plus accrued interest from the fresh beef and pork divestiture.

The remaining 15.4 million shares of Pilgrim’s Pride Corporation common stock are contractually restricted, such that the company cannot sell any portion of the shares until December 13, 2005, at which time up to 6.96 million shares may be sold.  The remaining shares can be sold in future periods beginning after December 13, 2006, but no more than 8.47 million shares may be sold in any twelve-month period.  With the consent of Pilgrim’s Pride Corporation, these trading restrictions may be waived.  As of February 27, 2005, 6.96 million shares are classified as available-for-sale, as the company is contractually allowed to sell these shares within twelve months.  The available-for-sale shares are stated at fair value based on quoted market prices with unrealized pre-tax gains of approximately $197 million ($121 million after tax) included in accumulated other comprehensive income.  The remaining shares are accounted for at cost (based on the valuation performed on the transaction date).

Cash Flows

During the first three quarters of fiscal 2005, the company used $600 million of cash, which was the net impact of $726 million generated from operating activities, $305 million generated by investing activities, and $1.6 billion used in financing activities.

Cash generated from operating activities of continuing operations totaled $557 million in the first three quarters of fiscal 2005, as compared to $409 million generated in the same period of the prior year.  The increased cash flow was largely due to reduced sales of receivables of $388 million under the accounts receivable securitization program and cash receipts of $169 million from discontinued operations, primarily due the liquidation of cattle inventory acquired in connection with the agreement reached with affiliates of Swift Foods in connection with financing provided as part of the fresh beef and pork divestiture, offset by increased trade working capital.  The increase in trade working capital was the result of increased inventory and accounts receivable balances due to higher commodity input prices, and a temporary disruption in billing and collection activity due to the implementation of Project Nucleus.  Cash flow from operating activities is one of the company’s primary sources of liquidity.

Cash provided by investing activities totaled $305 million in the first three quarters of fiscal 2005, versus $673 million in the same period of fiscal 2004.  Investing activities for the first three quarters of fiscal 2005 consisted primarily of proceeds of $282 million from the sale of 10 million shares of Pilgrim’s Pride Corporation common stock, proceeds of $194 million from the sale of the company’s remaining interest in Swift Foods, and other proceeds from divestitures, offset by capital expenditures of $353 million.  Investing activities in the first three quarters of fiscal 2004 consisted primarily of the receipt of proceeds of $857 million for the divestitures of the company’s chicken business and UAP North America, offset by capital expenditures of $242 million.

Cash used in financing activities totaled $1.6 billion in the first three quarters of fiscal 2005, as compared to cash used of $1.0 billion in the first three quarters of

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

fiscal 2004.  During the first three quarters of fiscal 2005, the company retired $600 million of 7.5% senior debt and $175 million of preferred securities of a subsidiary company in advance of their respective dates of maturity.  The company also made scheduled payments of maturing long-term debt of $379 million.  The company also paid dividends of $409 million and repurchased $181 million of its common stock as part of its share repurchase program.  Financing activities during the first three quarters of fiscal 2004 included scheduled debt payments of $509 million, dividend payments of $400 million and share repurchases of $218 million.

The company estimates its capital expenditures in fiscal 2005 will be approximately $450-$475 million, reflecting increased investment in information systems and the logistics network.  Management believes that existing cash balances, cash flows from operations, existing credit facilities and access to capital markets will provide sufficient liquidity to meet its working capital needs, planned capital expenditures, additional share repurchases, amortizing debt payments and payment of anticipated quarterly dividends.

Off-Balance Sheet Arrangements

The company uses off-balance sheet arrangements (e.g., operating leases) where the economics and sound business principles warrant their use. The company periodically enters into guarantees and other similar arrangements as part of transactions in the ordinary course of business. These are described further in “Obligations and Commitments,” below.

The company has used off-balance sheet arrangements in connection with the securitization and sale of trade receivables generated in the ordinary course of business.  In December 2004, the company terminated its accounts receivable securitization program.  Prior to that time, the company had the ability to sell interests in pools of receivables in an amount not to exceed $400 million at any one time.  As of February 27, 2005, the company had no outstanding accounts receivable sold, whereas accounts receivable sold totaled $90 million as of the end of the third quarter of fiscal 2004.

As a result of adopting FIN No. 46R, the company has consolidated the assets and liabilities of several entities from which it leases property, plant and equipment.  The company also deconsolidated ConAgra Capital, L.C., an indirectly controlled subsidiary of the company, resulting in the removal of the preferred securities of subsidiary company of $175 million and addition of $221 million of long-term debt and $46 million in other assets in the company’s balance sheets as of May 30, 2004 and February 22, 2004.  The company redeemed the preferred securities of ConAgra Capital, L.C. in December 2004.  Due to the adoption of FIN No. 46R, the company reflects in its balance sheet as of February 27, 2005:  property, plant and equipment of $217 million, long-term debt of $225 million, and other noncurrent liabilities of $6 million.  The company has no other material obligations arising out of variable interests with unconsolidated entities.

Obligations and Commitments

As part of its ongoing operations, the company enters into arrangements that obligate the company to make future payments under contracts such as lease agreements, debt agreements and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as “take-or-pay” contracts).  The unconditional purchase obligation arrangements are entered into by the company in its normal course of business in order to ensure adequate levels of sourced product are available to the company.  Of these items, capital lease and debt obligations, which total $4.5 billion, are currently recognized as liabilities in the company’s consolidated balance sheet.  Lease obligations and unconditional purchase obligations, which total $917 million, are not recognized as liabilities in the company’s consolidated balance sheet in accordance with generally accepted

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

accounting principles.  Payments in excess of debt service requirements to be made to variable interest entities, which have been consolidated under the requirements of FIN No. 46R, are included in lease obligations.

A summary of the company’s contractual obligations as of February 27, 2005 is as follows (including obligations of discontinued operations):

	Payments Due by Period
(in millions) Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt	$4,511.6	$115.9	$534.8	$58.5	$3,802.4
Lease obligations	916.7	116.0	230.5	132.3	437.9
Purchase obligations	367.0	98.3	182.8	50.1	35.8
Total	$5,795.3	$330.2	$948.1	$240.9	$4,276.1

The company is also contractually obligated to pay interest on its long-term debt obligations.  The weighted average interest rate of the long-term debt obligations outstanding as of February 27, 2005 was approximately 7.4%.  As part of its ongoing operations, the company also enters into arrangements that obligate the company to make future cash payments only upon the occurrence of a future event (e.g., guarantee debt or lease payments of a third party should the third party be unable to perform).  The following commercial commitments are not recognized as liabilities in the company’s consolidated balance sheet.  A summary of the company’s commitments, including commitments associated with the divested fresh beef and pork operations, as of February 27, 2005 is as follows:

(in millions)	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Guarantees	$57.3	$7.9	$21.5	$9.7	$18.2
Other commitments	4.6	4.1	0.5	—	—
Total	$61.9	$12.0	$22.0	$9.7	$18.2

The company’s total commitments of $62 million include approximately $40 million in guarantees and other commitments the company has made on behalf of the divested fresh beef and pork business.

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

Trading Activities

The company accounts for certain contracts (e.g., “physical” commodity purchase/sale contracts and derivative contracts) at fair value.  The company considers a portion of these contracts to be its “trading”

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

activities; specifically, those contracts that do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related amendment, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (collectively “SFAS No. 133”).  The table below summarizes the changes in trading assets and liabilities for the thirty-nine weeks ended February 27, 2005:

(in millions)
Net asset outstanding as of May 30, 2004	$26.6
Contracts settled during the period	(45.8)
Changes in fair value of contracts outstanding as of February 27, 2005 (1)	40.0
Changes attributable to changes in valuation techniques and assumptions	—
Net asset outstanding as of February 27, 2005	$20.8

(1)              Includes option premiums paid and received.

The following table represents the fair value and scheduled maturity dates of such contracts outstanding as of February 27, 2005:

	Fair Value of Contracts as of February 27, 2005 net asset / (liability)
Source of Fair Value	Maturity less than 1 year	Maturity 1-3 years	Total Fair Value
Prices actively quoted	$9.7	$5.7	$15.4
Prices provided by other external sources	5.4	—	5.4
Prices based on other valuation models	—	—	—

Total fair value	$15.1	$5.7	$20.8

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

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Critical Accounting Estimates

The process of preparing financial statements requires the use of estimates on the part of management.  The estimates used by management are based on the company’s historical experiences combined with management’s understanding of current facts and circumstances.  Certain of the company’s accounting estimates are considered critical as they are both important to the portrayal of the company’s financial condition and results and require significant or complex judgment on the part of management.  The following is a summary of certain accounting estimates considered critical by management of the company.

The company’s Audit Committee has reviewed the development, selection and disclosure of the critical accounting estimates.

Marketing Costs – The company incurs certain costs to promote its products through marketing programs which include advertising, retailer incentives and consumer incentives.  The company expenses each of these types of marketing costs in accordance with applicable authoritative accounting literature.  The judgment required in determining when marketing costs are incurred can be significant.  For volume-based incentives provided to retailers, management must continually assess the likelihood of the retailer achieving the specified targets.  Similarly, for consumer coupons, management must estimate the level at which coupons will be redeemed by consumers in the future.  Estimates made by management in accounting for marketing costs are based primarily on the company’s historical experience with marketing programs with consideration given to current circumstances and industry trends.  As these factors change, management’s estimates could change and the company could recognize different amounts of marketing costs over different periods of time.

The company enters into over 150,000 individual marketing programs annually resulting in approximately $2.8 billion in annual costs.  Changes in the assumptions used in estimating the cost of any of the individual marketing programs would not result in a material change in the company’s results of operations or cash flows.

Income Taxes – The company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes.  The company recognizes current tax liabilities and assets based on an estimate of taxes payable or refundable in the current year for each of the jurisdictions in which the company transacts business.  As part of the determination of its current tax liability, management exercises considerable judgment in evaluating positions taken by the company in its tax returns.  The company has established reserves for probable tax exposures.  These reserves, included in current tax liabilities, represent the company’s estimate of amounts expected to be paid, which the company adjusts over time as more information regarding tax audits becomes available.

The company also recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences (e.g., book depreciation versus tax depreciation, tax loss carryforwards, etc.).  If appropriate, the company recognizes valuation allowances to reduce such deferred tax assets to amounts that are more likely than not to be ultimately realized.

The calculation of current and deferred tax assets (including valuation allowances) and liabilities requires management to apply significant judgment related to the application of complex tax laws, changes in tax laws or related interpretations, uncertainties related to the outcomes of tax audits and changes in the company’s operations or other facts and circumstances.  Further, management must continually monitor changes in these factors.  Changes in such factors may result in changes to management estimates and

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

could require the company to adjust its tax assets and liabilities and record additional income tax expense or benefits.

Environmental Liabilities – Environmental liabilities are accrued when it is probable that obligations have been incurred and the associated amounts can be reasonably estimated.  Management works with independent third-party specialists in order to effectively assess the company’s environmental liabilities.  Management estimates the company’s environmental liabilities based on evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of the company and other potentially responsible parties and its experience in remediating sites.  Environmental liability estimates may be affected by changing governmental or other external determinations of what constitutes an environmental liability or an acceptable level of cleanup.  Management’s estimate as to its potential liability is independent of any potential recovery of insurance proceeds or indemnification arrangements.  Insurance companies and other indemnitors are notified of any potential claims and periodically updated as to the general status of known claims.  The company does not discount its environmental liabilities as the timing of the anticipated cash payments is not fixed or readily determinable.  To the extent that there are changes in the evaluation factors identified above, management’s estimate of environmental liabilities may also change.

The company has recognized a reserve of approximately $110 million for environmental liabilities as of February 27, 2005.  Historically, the underlying assumptions utilized by the company in estimating this reserve have been appropriate as actual payments have not differed materially from the previously estimated reserve balances, nor have significant adjustments to this reserve balance been necessary.  The reserve for each site is determined based on an assessment of the most likely required remedy and a related estimate of the costs required to effect such remedy.

Employment-Related Benefits – The company incurs certain employment-related expenses associated with pensions, postretirement health care benefits and workers’ compensation.  In order to measure the expense associated with these employment-related benefits, management must make a variety of estimates including discount rates used to measure the present value of certain liabilities, assumed rates of return on assets set aside to fund these expenses, compensation increases, employee turnover rates, anticipated mortality rates, anticipated health care costs and employee accidents incurred but not yet reported to the company.  The estimates used by management are based on the company’s historical experience as well as current facts and circumstances.  The company uses third-party specialists to assist management in appropriately measuring the expense associated with these employment-related benefits.  Different estimates used by management could result in the company recognizing different amounts of expense over different periods of time.

The company recognized net pension expense of $75.7 million, $84.4 million and $43.8 million respectively in fiscal years 2004, 2003 and 2002, which reflected expected returns on plan assets of $127.1 million, $113.1 million and $136.0 million, respectively.  The company contributed $65.8 million, $233.2 million and $14.1 million to the company’s pension plans in fiscal years 2004, 2003 and 2002, respectively.

One of the significant assumptions used to account for the company’s pension plans is the expected long-term rate of return on plan assets.  In developing the assumed long-term rate of return on plan assets for determining net periodic pension cost, the company considers long-term historical returns (arithmetic average) of the plan’s investments, the asset allocation among types of investments, estimated long-term returns by investment type from external sources, and the current economic environment.  Based on this information, the company selected 7.75% for the long-term rate of return on plan assets for fiscal year 2004 for its pension plans.  The company selected 7.75% for the long-term rate of return on plan assets

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

for determination of pension expense for fiscal 2005.  A 25 basis point increase/decrease in the company’s expected long-term rate of return assumption as of the beginning of fiscal 2005 would decrease/increase annual net periodic pension cost for the company’s pension plans by approximately $4.3 million.  In March 2005, the company selected an expected rate of return on plan assets of 7.75% to be used to determine its pension expense for fiscal 2006.

When calculating expected return on plan assets for pension plans, the company uses a market-related value of assets that spreads asset gains and losses (differences between actual return and expected return) over five years.  As of May 30, 2004, the amount of unrecognized losses in company pension plans was $160 million.  These unrecognized losses included unrecognized gains on plan assets of $127 million and other unrecognized actuarial losses of $287 million.  The amount of net unrecognized losses will change each year as the actual return on plan assets varies from the expected rate of return and as other factors vary from actuarial assumptions used to estimate the expense.  Assuming no further change in the unrecognized losses in future periods, these losses would be recognized in future years resulting in an increase in net periodic pension cost of $4.4 million in fiscal 2005.

Another significant assumption for pension plan accounting is the discount rate.  The company selects a discount rate each year for its plans based upon a hypothetical bond portfolio for which the cash flows from coupons and maturities match the year-by-year, projected benefit cash flows for the company’s pension plans.  The hypothetical bond portfolio is comprised of high-quality fixed income debt instruments (usually Moody’s Aa) available at the measurement date.  Based on this information, the discount rates selected by the company for determination of pension expense for the fiscal years ending May 30, 2004, May 25, 2003 and May 26, 2002 were 6.5%, 7.25% and 7.5%, respectively.  The company selected a discount rate of 6.0% for determination of pension expense for fiscal 2005.  This decrease in the discount rate is expected to increase net periodic pension cost by $6.8 million but to result in no incremental company contributions to the pension plans in fiscal 2005.  A 25 basis point increase in the company’s discount rate assumption as of the beginning of fiscal 2005 would decrease net periodic pension cost for the company’s pension plans by $3.3 million for the year. A 25 basis point decrease in the company’s discount rate assumption as of the beginning of fiscal 2005 would increase net periodic pension cost for the company’s pension plans by $7.3 million for the year.  In March 2005, the company selected a discount rate of 5.75% to be used to determine its pension expense for fiscal 2006.  A 25 basis point increase in the discount rate would decrease pension expense by approximately $9.0 million for fiscal 2006.  A 25 basis point decrease in the discount rate would increase pension expense by approximately $9.2 million for fiscal 2006.

The rate of compensation increase is another significant assumption used in used in the development of accounting information for pension plans.  The company determines this assumption based on its long-term plans for compensation increases and current economic conditions.  Based on this information, the company selected 4.5% for fiscal year 2004 and 5.5% for fiscal years 2003 and 2002 as the rate of compensation increase for its pension plans.  The company selected 4.5% for the rate of compensation increase for determination of pension expense for fiscal 2005.  A 25 basis point increase in the company’s rate of compensation increase assumption as of the beginning of fiscal 2005 would increase net periodic pension cost for the company’s pension plans by approximately $2.7 million for the year.  A 25 basis point decrease in the company’s rate of compensation increase assumption as of the beginning of fiscal 2005 would decrease net periodic pension cost for the company’s pension plans by approximately $2.1 million for the year.  In March 2005, the company selected a rate of 4.25% for the rate of compensation increase to be used to determine its pension expense for fiscal 2006.

The company also provides certain postretirement health care benefits and accounts for the related plans in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Pensions.”  The postretirement benefit cost and obligation are also dependent on the company’s assumptions used for the actuarially determined amounts.  These assumptions include discount rates (discussed above), health care cost trend rates, inflation rates, retirement rates, mortality rates and other factors.  The health care cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends.  Assumed inflation rates are based on an evaluation of external market indicators.  Retirement and mortality rates are based primarily on actual plan experience.  The discount rate selected by the company for determination of postretirement expense for fiscal year 2004 was 6.0%.  The company has selected a discount rate of 6.0% for determination of postretirement expense for fiscal 2005.  A 25 basis point increase/decrease in the company’s discount rate assumption as of the beginning of fiscal 2005 would decrease/increase net periodic postretirement cost for the company’s plans by $1.0 million.  In March 2005, the company selected a discount rate of 5.5% to be used to determine its postretirement expense for fiscal 2006.  The company has assumed the initial year increase in cost of health care to be 10%, with the trend rate decreasing to 5% by 2011.  A one percentage point change in assumed health care cost trend rate would have the following effect:

($ in millions)	One Percent Increase	One Percent Decrease
Effect on total service and interest cost	$4.0	$(3.3)
Effect on postretirement benefit obligation	50.4	(42.5)

The company provides workers’ compensation benefits to its employees.  The measurement of the liability for the company’s cost of providing these benefits is largely based upon actuarial analysis of costs.  One significant assumption made by the company is the discount rate used to calculate the present value of its obligation.  The discount rate used at May 30, 2004 was 6.0%.  A 25 basis point increase/decrease in the discount rate assumption would not have a material impact on workers’ compensation expense.

Impairment of Long-Lived Assets (including property, plant and equipment), Goodwill and Identifiable Intangible Assets – In accordance with applicable accounting literature, the company reduces the carrying amounts of long-lived assets, goodwill and identifiable intangible assets to their fair values when the fair value of such assets is determined to be less than their carrying amounts (i.e., assets are deemed to be impaired).  Fair value is typically estimated using a discounted cash flow analysis, which requires the company to estimate the future cash flows anticipated to be generated by the particular asset(s) being tested for impairment as well as select a discount rate to measure the present value of the anticipated cash flows.  When determining future cash flow estimates, the company considers historical results adjusted to reflect current and anticipated operating conditions.  Estimating future cash flows requires significant judgment by the company in such areas as future economic conditions, industry-specific conditions, product pricing and necessary capital expenditures.  The use of different assumptions or estimates for future cash flows could produce different impairment amounts (or none at all) for long-lived assets, goodwill and identifiable intangible assets.

The company utilizes a “relief from royalty” methodology in evaluating impairment of its brands/trademarks.  The methodology determines the fair value of each brand through use of a discounted cash flow model that incorporates an estimated “royalty rate” the company would be able to charge a third party for the use of the particular brand.  A one percentage point increase in the discount rate assumptions used to estimate the fair values of the company’s goodwill and other identifiable intangible assets would not result in a material impairment charge.

During the third quarter of fiscal 2005, the company determined that it would close or divest of certain manufacturing facilities.  As a result, the company recognized charges to reduce the carrying amounts of

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

the related long-lived assets to their fair values.  Specifically, pre-tax impairment charges of $23 million and $15 million were recognized in the Foodservice Products and Food Ingredients segments, respectively, due to planned plant closures.

Also, during the third quarter of fiscal 2005, the company determined that the carrying value of its investments in two unrelated joint ventures were other than temporarily impaired and therefore recognized pre-tax impairment charges totaling $71.0 million ($65.5 million after tax).  These charges are reflected in equity method investment earnings (loss) in the statement of earnings.  The extent of the impairments was determined based upon the company’s assessment of the recoverability of its investment including an assessment of the investees’ ability to sustain earnings which would justify the carrying amount of the investments.

Recently Issued Accounting Pronouncement

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment. SFAS No. 123R will require the company to measure the cost of all employee stock-based compensation awards based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award).  Accordingly, the adoption of SFAS No. 123R will have an impact on the company’s results of operations, although it will have no impact on the company’s overall financial position.  Excess tax benefits, as defined by this Statement, will be recognized as an addition to paid-in capital.  SFAS No. 123R is effective beginning in the company’s second quarter of fiscal 2006. The company is currently evaluating the expected impact that the adoption of SFAS No. 123R will have on its results of operations and cash flows.

Related Party Transactions

A discussion of the company’s related party transactions is in the “Management’s Discussion & Analysis” section of the company’s fiscal 2004 annual report on Form 10-K (as restated, see Current Report filed on Form 8-K on March 24, 2005).  A discussion of the effect of the company’s adoption of FIN No. 46R on the accounting for these transactions is presented in Note 1 to the condensed consolidated financial statements.

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

Other than the changes noted below, there have been no material changes in the company’s market risk during the thirty-nine weeks ended February 27, 2005.  For additional information, refer to the subsection “Market Risk” in the “Management’s Discussion & Analysis” in Item 7 of the fiscal 2004 annual report on Form 10-K (as restated, see Current Report filed on Form 8-K on March 24, 2005).

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

For the third quarter of fiscal 2005, the maximum potential loss of fair value resulting from a hypothetical change of 10% in market prices was $39 million based on the company’s net meats derivative positions at quarter end.  For the third quarter of fiscal 2005, the maximum potential loss of fair value resulting from a hypothetical change of 10% in market prices in the company’s net energy derivative positions was $41 million at quarter end.  The highest potential loss of fair value resulting from a hypothetical change of 10% in market prices was $4 million for the company’s net meats derivative positions and $17 million for the company’s net energy derivative positions outstanding at the end of any quarter of fiscal 2004.

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Item 4.  Controls and Procedures

The company carried out an evaluation under the supervision and with the participation of the company’s management, including the company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the company’s disclosure controls and procedures, because of the material weakness in internal control discussed below, were not effective in ensuring that the information required to be disclosed by the company in the reports that it files under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

During fiscal 2005, the company has been systematically conducting reviews of financial controls as part of its Sarbanes-Oxley 404 pre-certification process and in connection with pending tax audits, as well as part of operational improvement efforts by new financial management.  During the third quarter, those reviews resulted in the discovery of errors related to accounting for income taxes in previously reported amounts.

To correct the errors discovered as a part of this process, and as announced in its Form 8-K filed with the SEC on March 24, 2005, the company will restate financial statements for the periods covered in its Form 10-K for the fiscal year ended May 30, 2004 and the Form 10-Q’s for the first two quarters of fiscal 2005.  See “Restatement of Financial Statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A material weakness in internal control is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by the company.  The company has evaluated the effectiveness of its internal control over accounting for income taxes as of the end of the period covered by this report, and has determined the accounting errors referenced above indicate a material weakness in internal controls with respect to accounting for income taxes.  The company is taking steps to ensure that the material weakness is remedied, including hiring a new Vice President of Tax and additional tax accounting staff, as well as implementing enhanced control processes over accounting for taxes, including the assistance of third-party professionals.

During the third quarter of fiscal 2005, the company implemented various process and information systems enhancements, principally related to the implementation of SAP software and related improvements in the Retail Products segment and portions of the Foodservice Products segment.  These process and information systems enhancements have resulted in modifications to the internal controls over sales, customer service, inventory management and accounts receivable processes.  Aside from such change, and changes related to the material weakness described above, there were no significant changes to the company’s internal control over financial reporting during the third quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

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

The company is currently conducting discussions with the SEC Staff regarding a possible settlement of these matters.  Based on discussions to date, the company estimates the amount of such settlement and related payments to be approximately $46.5 million.  The company recorded charges of $25 million and $21.5 million in the fourth quarter of fiscal 2004 and the third quarter of fiscal 2005, respectively, in connection with the expected settlement of these matters.  There can be no assurance that the negotiations with the SEC Staff will ultimately be successful or that the SEC will accept the terms of any settlement that is negotiated with the SEC Staff.  Accordingly, the terms of any settlement, if reached, could result in charges greater than the amount currently estimated and recognized in the company’s financial statements.

On August 10, 2001, a purported class action lawsuit, Gebhardt v. ConAgra Foods, Inc., et. al. Case No. 810CV427, was filed in United States District Court for Nebraska against the company and certain of its executive officers alleging violations of the federal securities laws in connection with the events resulting in the company’s restatement of its financial statements in its amended Form 10-K for the fiscal year ended May 28, 2000. The complaint seeks a declaration that the action is maintainable as a class action and that the plaintiff is a proper class representative, unspecified compensatory damages, reasonable attorneys’ fees and any other relief deemed proper by the court. The company has reached an agreement to settle the lawsuit for $14 million.  The settlement has been preliminarily approved by the court on January 28, 2005, and following notice to the class and completion of other steps incident to the settlement process, will be submitted to the court for final approval.

ConAgra Foods, Inc. and Subsidiaries

Part II – Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On December 4, 2003, the company announced a share repurchase program of up to $1 billion, authorized by the company’s Board of Directors.  During the first quarter of fiscal 2005, the company purchased 6.8 million shares at a cost of $181 million under this program.  From the inception of the program through February 27, 2005, the company has purchased 22.1 million shares at a cost of $600 million.  There were no share repurchases under this program during the third quarter of fiscal 2005.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that may yet be Purchased under the Program (2)

November 29 through December 26, 2004	2,900	$28.03	—	$399,900,000

December 27, 2004 through January 23, 2005	147,934	$29.37	—	$399,900,000

January 24 through February 27, 2005	7,942	$28.50	—	$399,900,000

Total Fiscal 2005 Third Quarter Activity	158,776	$29.30	—	$399,900,000

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

By:

/s/ John F. Gehring

John F. Gehring
Senior Vice President and Corporate Controller

Dated this 13th day of April, 2005.

ConAgra Foods, Inc. and Subsidiaries

Exhibit Index

EXHIBIT	DESCRIPTION	PAGE

12	Statement regarding computation of ratio of earnings to fixed charges	59

31.1	Section 302 Certificate of Chief Executive Officer	60

31.2	Section 302 Certificate of Chief Financial Officer	61

32.1	Section 906 Certificates	62