Form 10-K/A
period 2004-05-30
CONAGRA FOODS INC /DE/
filed 2005-04-29
CIK 23217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to this Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed in order to correct the previously issued historical consolidated financial statements of ConAgra Foods, Inc. ( the “company”) as of May 30, 2004 and May 25, 2003 and for the fiscal years ended May 30, 2004, May 25, 2003 and May 26, 2002, initially filed with the Securities and Exchange Commission (the “SEC”) on August 5, 2004, for errors in previously reported amounts related to income tax matters.  The company is filing contemporaneously with this Form 10-K/A its restated Forms 10-Q/A for the first two quarters of fiscal 2005.  The correction of the errors results in an aggregate net increase in income tax expense of approximately $105 million (including approximately $2 million reflected in results from discontinued operations) for fiscal years 2004, 2003, and 2002 and the first two quarters of fiscal 2005 and an aggregate net decrease in income tax expense of approximately $46 million for years prior to fiscal 2002.  The company estimates additional federal and state cash payments in the range of $70 million to $90 million will be made in the near term in connection with these matters.  The restatement adjustments result in a $45.6 million reduction of ending stockholders’ equity as of May 30, 2004.

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

•                  For fiscal 2002, increased income tax expense $11.3 million; decreased net income $11.3 million; decreased diluted earnings per share $0.02.

•                  For fiscal 2003, increased income tax expense $11.0 million; decreased net income $11.0 million; decreased diluted earnings per share $0.02.

•                  For fiscal 2004, decreased selling, general and administrative expenses $1.4 million; increased income tax expense $72.3 million; increased income from discontinued operations $2.4 million; decreased net income $68.5 million; decreased diluted earnings per share $0.13.

•                  For the first half of fiscal 2005, decreased selling, general and administrative expenses $10.1 million; increased income tax expense $9.0 million; decreased income from discontinued operations $4.1 million; decreased net income $3.0 million; decreased diluted earnings per share $0.01.

The company has also changed the presentation of cash flows from discontinued operations to separately present cash flows from discontinued operations for operating, investing and financing activities for all periods presented.

The company has changed its presentation of equity method investment earnings to present such amounts below income tax expense for all periods presented.  Certain other reclassifications have been made to amounts previously reported in the company’s Form 10-K for the fiscal year ended May 30, 2004 to conform with amounts reported in the company’s Form 10-Q for the thirty-nine weeks ended February 27, 2005.

See Note 21 to the consolidated financial statements for further information.

This Form 10-K/A amends and restates only Items 6, 7, 8, 9A of Part II and Item 15 of Part IV of the original filing to reflect the effects of this restatement of the company’s financial statements for the periods presented.  The remaining Items contained within this Amendment No. 1 on Form 10-K/A consist of all other Items originally contained on Form 10-K for the fiscal year ended May 30, 2004.  These remaining Items are not amended hereby.  Except for the forgoing amended information, this Form 10-K/A continues to describe conditions as of the date of the original filing, and the company has not updated the disclosures contained herein to reflect events that occurred at a later date.  Accordingly, this Form 10-K/A should be read in conjunction with company filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendments of those filings.

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

b) Financial Information about Reporting Segments

For fiscal 2004, the company’s operations are classified into three reporting segments: Retail Products, Foodservice Products and Food Ingredients.  The company historically aggregated its retail and foodservice operations within a Packaged Foods reporting segment.  As a result of the strategic portfolio changes discussed above and management realignments in fiscal 2004, the company now reports its retail and foodservice operations as two separate reporting segments: Retail Products and Foodservice Products.  For fiscal 2003 and 2002, the company’s operations also include a Meat Processing reporting segment which reflects results associated with the company’s fresh beef and pork operations prior to the company selling a controlling interest in the operations during fiscal 2003.  The contributions of each reporting segment to net sales and operating profit, and the identifiable assets attributable to each reporting segment are set forth in Note 19 “Business Segments and Related Information” to the consolidated financial statements.

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

d) Foreign Operations

Foreign operations information is set forth in Note 19 “Business Segments and Related Information” to the consolidated financial statements.

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

Quarterly sales price and dividend information is set forth in Note 20 “Quarterly Results (Unaudited)” to the consolidated financial statements.

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

(2)  Pursuant to the share repurchase plan announced on December 4, 2003 of up to $1 billion.  This program has no expiration date.

ITEM 6.     SELECTED FINANCIAL DATA (AS RESTATED, SEE NOTE 21 TO THE CONSOLIDATED FINANCIAL STATEMENTS)

FOR THE FISCAL YEARS ENDED MAY	2004[6]	2003[1,6]	2002[6]	2001[2,6]	2000[3,6]
Dollars in millions, except per share amounts

Net sales[4]	$14,522.1	$16,939.1	$22,335.5	$21,867.5	$20,842.5
Income from continuing operations before cumulative effect of changes in accounting[4]	$725.1	$796.0	$751.1	$675.3	$340.1
Net income	$811.3	$763.8	$771.7	$641.8	$382.7
Basic earnings per share:
Income from continuing operations before cumulative effect of changes in accounting[4]	$1.37	$1.50	$1.41	$1.32	$0.71
Net income	$1.54	$1.44	$1.45	$1.25	$0.80
Diluted earnings per share:
Income from continuing operations before cumulative effect of changes in accounting[4]	$1.36	$1.50	$1.41	$1.32	$0.71
Net income	$1.53	$1.44	$1.45	$1.25	$0.80
Cash dividends declared per share of common stock	$1.0275	$0.9775	$0.9300	$0.8785	$0.7890

At Year End
Total assets	$14,222.2	$15,118.7	$15,568.7	$16,480.8	$12,196.6
Senior long-term debt (noncurrent)[4,5]	$4,878.4	$4,632.2	$4,973.7	$3,340.9	$1,797.5
Subordinated long-term debt (noncurrent)	$402.3	$763.0	$752.1	$750.0	$750.0
Preferred securities of subsidiary company[5]	$—	$175.0	$175.0	$525.0	$525.0

1                    2003 amounts reflect the fresh beef and pork divestiture (see Note 2 to the consolidated financial statements).

2                    2001 amounts reflect the acquisition of International Home Foods (“IHF”).

3                    2000 amounts include restructuring plan related pre-tax charges of $621.4 million ($557.5 million reflected in continuing operations and $63.9 million reflected in discontinued operations).

4                    Amounts exclude the impact of discontinued operations of the Agricultural Products segment, the chicken business and the feed businesses in Spain and poultry business in Portugal.

5                    2004 amounts reflect the adoption of FIN No. 46R which resulted in increasing long-term debt by $419 million, increasing other noncurrent liabilities by $25 million, increasing property, plant and equipment by $221 million, increasing other assets by $46 million and decreasing preferred securities of subsidiary company by $175 million. The subsidiary preferred securities remain outstanding and are now classified as debt.

6                    As Restated, see Note 21 to the consolidated financial statements.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a summary of significant factors relevant to the company’s financial performance and condition. The discussion should be read together with the company’s financial statements and related notes beginning on page 31.

Restatement of Consolidated Financial Statements

On March 24, 2005, the company announced that it would restate certain historical results to correct errors in previously reported amounts related to income tax matters.  This Form 10-K/A includes restated financial information.  The correction of the errors results in an aggregate net increase in income tax expense of approximately $92 million (including approximately $2 million of tax benefit reflected in results from discontinued operations) for fiscal years 2004, 2003 and 2002, and an aggregate net decrease in income tax expense of approximately $46 million for years prior to fiscal 2002.  The restatement adjustments result in a $45.6 million reduction of ending stockholders’ equity as of May 30, 2004.

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

•                  The company made historical errors in accounting for income taxes for foreign operations, which resulted in errors in the amount of foreign tax credit benefits recorded and the calculation of tax expense on foreign source income and gains for tax purposes on foreign dispositions. The company also incorrectly calculated the amount of deferred tax assets and related valuation allowance for the foreign tax credit carryforwards available in fiscal 2003 and 2004.

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

•                  For fiscal 2002, increased income tax expense $11.3 million; decreased net income $11.3 million; decreased diluted earnings per share by $0.02.

•                  For fiscal 2003, increased income tax expense $11.0 million; decreased net income $11.0 million; decreased diluted earnings per share $0.02.

•                  For fiscal 2004, decreased selling, general and administrative expenses $1.4 million; increased income tax expense $72.3 million; increased income from discontinued operations $2.4 million; decreased net income $68.5 million; decreased diluted earnings per share $0.13.

Management’s Discussion and Analysis (continued)

The company has also changed the presentation of cash flows from discontinued operations to separately  present cash flows from discontinued operations for operating, investing and financing activities for all periods presented.

The company has changed its presentation of equity method investment earnings to present such amounts below income tax expense for all periods presented.  Certain other reclassifications have been made to amounts previously reported in the company’s Form 10-K for the fiscal year ended May 30, 2004 to conform with amounts reported in the company’s Form 10-Q for the thirty-nine weeks ended February 27, 2005.

See Note 21 to the consolidated financial statements for additional information. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to such restatement.

EXECUTIVE OVERVIEW

ConAgra Foods is one of North America’s largest packaged food companies, serving grocery retailers, restaurants and other foodservice establishments, as well as food processors. Popular ConAgra Foods consumer brands include: ACT II, Armour, Banquet, Blue Bonnet, Brown ‘N Serve, Butterball, Chef Boyardee, Cook’s, Crunch ‘n Munch, DAVID, Decker, Eckrich, Egg Beaters, Fleischmann’s, Gulden’s, Healthy Choice, Hebrew National, Hunt’s, Kid Cuisine, Knott’s Berry Farm, La Choy, Lamb Weston, Libby’s, Lightlife, Louis Kemp, Lunch Makers, MaMa Rosa’s, Manwich, Marie Callender’s, Orville Redenbacher’s, PAM, Parkay, Pemmican, Peter Pan, Reddi-wip, Rosarita, Ro*Tel, Slim Jim, Snack Pack, Swiss Miss, Van Camp’s, Wesson, Wolf and many others.

Diluted earnings per share were $1.53 in fiscal 2004, compared with $1.44 in fiscal 2003. The earnings performance reflects progress with the company’s strategic portfolio reshaping program and key operating initiatives.

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

Divestitures

During fiscal 2004, the company divested its chicken business, the U.S. and Canadian crop inputs businesses of United Agri Products (“UAP North America”) and its Spanish feed business. These divestitures, combined with prior year divestitures of the company’s fresh beef and pork, canned seafood and cheese operations substantially complete a multi-year program aimed at divesting the company’s significant non-core businesses in order to strategically reshape the company and focus the company’s capital on branded, value-added foods.

Selected fiscal 2004 divestiture information is summarized below:

	PROCEEDS
($ in millions) DIVESTED OPERATION	CASH	COMMON STOCK	PREFERRED STOCK	TOTAL
Chicken Business	$301	$246	$—	$547
UAP North America	503	—	60	563
Spanish Feed Business	83	—	—	83
Total	$887	$246	$60	$1,193

As part of the chicken business divestiture, the company received 25.4 million shares of Class A common stock of Pilgrim’s Pride Corporation valued at $246 million at the time of the transaction, with a total carrying value of $392 million at the end of fiscal 2004 (see “Liquidity and Capital Resources”). The actual gains realized from the sale of the Pilgrim’s Pride shares will be subject to various risks, including timing of the sales and related fluctuations in market price.

The final sales price of the chicken business was subject to a purchase price adjustment based on determination of the final net assets sold, which occurred in the first quarter of fiscal 2005. As part of settling the final purchase price adjustment, the company paid $34 million to Pilgrim’s Pride. The company made adequate provisions for this final settlement in the fiscal 2004 financial statements.

As part of the UAP North America divestiture, the company received $60 million of preferred securities from the buyer, Apollo Management, L.P. (“Apollo”). The fair value of these securities was determined to equal the face value as of the transaction date. Apollo later repurchased $26 million of the preferred securities for cash. The remaining preferred securities may be redeemed by Apollo early, but in no case later than December 2012.

The final sales price of UAP North America was subject to a purchase price adjustment based on determination of the final net assets sold, which occurred in the first quarter of fiscal 2005. As part of settling the final purchase price adjustment, the company received $60 million from Apollo.

As of the end of fiscal 2004, each of the businesses in the above table is reported as discontinued operations within the company’s consolidated financial statements for all periods presented. Also included in discontinued operations are the remaining businesses of the company’s Agricultural Products segment (“UAP International”) and the Portuguese poultry operations. The Portuguese poultry operation was divested at the beginning of the first quarter of fiscal 2005. The company continues to actively market the UAP International operations and believes they will be divested during fiscal 2005.

Management’s Discussion and Analysis (continued)

Sales and Marketing Initiatives

To strengthen brand equities and better allocate marketing investments, the company is implementing standardized, fact-based marketing methods to better assess brand opportunities and evaluate marketing programs.

To better serve customers and capitalize on growth opportunities, the company consolidated its retail sales force and established a team-based approach for customers. Customers are now served by dedicated ConAgra Foods teams representing the entire portfolio of ConAgra Foods products. This approach improves customer service and provides the company with product bundling opportunities. In addition, the company substantially reduced the role of brokers during the year.

The company believes these initiatives are beginning to favorably influence brand performance as sales of the company’s top thirty consumer brands increased by 5% in fiscal 2004, including an estimated benefit of 2% from one additional week in fiscal 2004.

The company also believes that continued focus on these sales and marketing initiatives, in combination with other operational initiatives related to improving customer service, will have a positive effect on sales growth and margin improvement over the next several years.

Operational Initiatives

The company has several operational initiatives underway to improve customer service and profit margins.

Logistics: To improve customer service and supply chain efficiency, the company is retooling its logistics network. The company is transitioning from a network of hundreds of shipping locations across America to a network defined by fourteen geographically optimized mixing centers comprised of seven ambient temperature-state facilities and seven temperature-controlled facilities that will support all Retail and Foodservice operations. A mixing center is a large facility where multiple brands and products of a similar temperature-state (shelf-stable, refrigerated or frozen) are consolidated and shipped out together. As of the end of fiscal 2004, the company had completed and commissioned seven ambient state-of-the-art temperature centers and three state-of-the-art temperature-controlled centers. The remaining centers will be completed during calendar 2005. Management believes this new logistics network will improve customer service, lower operating costs and lower working capital requirements.

Information Systems: To link the information flow among key operating functions such as manufacturing, marketing, sales and logistics, the company is implementing strategic technology initiatives (using SAP software) known as project Nucleus. Management believes that project Nucleus will, in combination with other initiatives, be a key contributor to profitable future growth.

Research and Development: To share research and development ideas more effectively, the company brought together technical expertise and food analytics testing capabilities into common locations known as Centers of Excellence. The Centers of Excellence are designed to improve the company’s ability to create, modify and improve products and provide customer solutions.

Operational Efficiency Initiatives: During fiscal 2004, the company implemented certain operational efficiency initiatives. These initiatives are intended to improve the company’s cost structure, margins and competitive position through the elimination of duplicative costs and overhead, consolidation of selected plants and support functions and realignment of businesses. Costs associated with the implementation of such initiatives are being recognized as incurred and are expected to continue into fiscal 2005. During fiscal 2004, the company recognized charges associated with these initiatives of approximately $62 million. The company anticipates additional charges of approximately $28 million will be recognized during fiscal 2005. The company believes it will generate benefits to its cost structure, as well as synergies related to other sales and customer service initiatives, in fiscal 2005 and beyond which will more than offset these costs.

Share Repurchase Program

As a result of the company’s favorable cash position resulting primarily from divestitures and cash flows generated from operations, in fiscal 2004 the company initiated a share repurchase program with authority to purchase up to $1 billion. As of the end of fiscal 2004, the company had repurchased approximately 15 million common shares at a total cost of $419 million. Management currently believes this program to be an appropriate use of the available cash and plans to continue the share repurchase program during fiscal 2005.

Additional Items Affecting Comparability

Certain other significant items affect the year-over-year comparability of the company’s results of operations, as described below:

•                  The company’s fiscal 2004 results include fifty-three weeks of operations, while fiscal 2003 results include fifty-two weeks of operations. The estimated impact of the extra week in fiscal 2004 is additional net sales of approximately $289 million and additional operating profit of approximately $41 million.

•                  The results of discontinued operations reflect income of $99 million in fiscal 2004 and a loss of $36 million in fiscal 2003.

Management’s Discussion and Analysis (continued)

•                  Fiscal 2003 results include net sales of approximately $3.1 billion and operating profit of $149 million related to the businesses divested during fiscal 2003, including the fresh beef and pork, canned seafood and processed cheese operations.

Opportunities and Challenges

The company believes that its sales, marketing and operating initiatives will favorably influence future profits, profit margins and returns on capital.

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

Changing consumer preferences may impact sales of certain of the company’s products. The company offers a variety of food products which appeal to a range of consumer preferences and utilizes innovation and marketing programs to develop products that fit with changing consumer trends. As part of these programs, the company introduces new products and product extensions. Products introduced in fiscal 2004 included: Life Choice, Banquet Crock-Pot Classics, Healthy Choice Frozen Desserts and many others.

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

SEGMENT REVIEW

The company’s operations are organized into three reporting segments: Retail Products, Foodservice Products and Food Ingredients. The company historically aggregated its retail and foodservice operations within the company’s Packaged Foods reporting segment. As a result of the recent strategic portfolio changes and management realignment in fiscal 2004, the company now reports its retail and foodservice operations as two separate reporting segments. The Retail Products reporting segment includes branded foods which are sold in various retail channels and includes frozen, refrigerated and shelf-stable temperature classes. The Foodservice Products reporting segment includes branded and customized food products, including meals, entrees, prepared potatoes, meats, seafood, sauces and a variety of custom-manufactured culinary products packaged for sale to restaurants and other foodservice establishments. The Food Ingredients reporting segment includes both branded and commodity food ingredients, including milled grain ingredients, seasonings, blends and flavorings, which are sold to food processors, as well as certain commodity sourcing and merchandising operations.

2004 vs. 2003

Net Sales

($ in millions) REPORTING SEGMENT	FISCAL 2004 NET SALES	FISCAL 2003 NET SALES	% INCREASE/ (DECREASE)
Retail Products	$8,434	$8,668	(3)%
Foodservice Products	3,714	3,598	3%
Food Ingredients	2,374	2,204	8%
Meat Processing	—	2,469	(100)%
Total	$14,522	$16,939	(14)%

Overall company net sales declined $2.4 billion to $14.5 billion, primarily reflecting the impact of the fresh beef and pork divestiture in fiscal 2003 and the sale of the canned seafood and processed cheese-related operations in the fourth quarter of fiscal 2003. Prior year sales included approximately $3.1 billion from the divested businesses, while current year sales included none. These decreases were partially offset by the $289 million estimated impact on net sales of one additional week included in the results of operations for fiscal 2004. The company believes that its sales and marketing initiatives (discussed in the “Executive Overview”) have begun to favorably influence brand performance.

Retail Products net sales declined $234 million for the year to $8.4 billion. Included in results for fiscal 2003 were net sales of $493 million from the canned seafood business, which was divested in fiscal 2003. This decrease was partially offset by the estimated impact of one additional week included in the results of operations for fiscal 2004, an increase to net sales of approximately $165 million. Sales of the company’s key branded products showed mixed results, as sales of some of the company’s most significant brands including Banquet, Chef Boyardee, Wesson, Slim Jim, PAM, Egg Beaters and Reddi-wip grew on a comparable fifty-two week basis. Major brands

Management’s Discussion and Analysis (continued)

posting sales declines for the year included Healthy Choice, Butterball, Armour, ACT II and Orville Redenbacher’s. In addition to the sales and marketing initiatives previously discussed, new products and product extensions in the frozen meals and entrees category, such as Banquet Crock-Pot Classics and Life Choice, positively impacted the Retail Products segment net sales for the year. Weak sales volume in popcorn products, driven by intense competition in the category and consumer trends, negatively impacted the segment’s performance.

Net sales in the Foodservice Products segment were $3.7 billion, an increase of $116 million. Included in results for fiscal 2003 were net sales of $93 million from divested businesses. The estimated impact of the inclusion of one additional week of net sales in fiscal 2004 was an increase of approximately $70 million. Sales of specialty potato products and shelf-stable and specialty meats within the culinary product line achieved increased sales volumes during fiscal 2004. Improved unit pricing within the specialty potato and specialty meats products also contributed to increased net sales.

Food Ingredients net sales increased $170 million to $2.4 billion. The increase in sales was primarily driven by the pass-through of increases in commodity raw material costs, favorable results from commodity (including energy) merchandising and approximately $55 million related to the additional week in fiscal 2004.

Due to the fresh beef and pork divestiture, the Meat Processing segment includes no sales for fiscal 2004. Net sales in fiscal 2003 were $2.5 billion.

Gross Profit

(Net sales less cost of goods sold)

($ in millions) REPORTING SEGMENT	FISCAL 2004 GROSS PROFIT	FISCAL 2003 GROSS PROFIT	% INCREASE/ (DECREASE)
Retail Products	$2,289	$2,455	(7)%
Foodservice Products	570	540	6%
Food Ingredients	348	291	20%
Meat Processing	—	83	(100)%
Total	$3,207	$3,369	(5)%

The company’s gross profit for fiscal 2004 was $3.2 billion, a decrease of $162 million, or 5%, from the prior year. The decrease reflects $168 million of gross profit in fiscal 2003 related to businesses the company no longer owns, $34 million of costs incurred in fiscal 2004 to implement the company’s operational efficiency initiatives and higher input costs, which were not fully offset by higher selling prices, offset by an estimated $60 million of gross profit related to the additional week in fiscal 2004.

Retail Products gross profit for fiscal 2004 was $2.3 billion, a decrease of $166 million from fiscal 2003. Included in the prior year gross profit was $75 million from the divested canned seafood operations. Costs of implementing the company’s operational efficiency initiatives reduced gross profit by $20 million. The estimated impact of the inclusion of one extra week in the current fiscal year was an increase in gross profit of approximately $42 million. Additionally, the segment’s gross profit decreased due to a less favorable product mix, increased input costs, which were not fully offset by increased selling prices, primarily in refrigerated meat products and an extremely competitive environment for popcorn products.

Foodservice Products gross profit for fiscal 2004 was $570 million, an increase of $30 million over the prior fiscal year. Included in the prior year gross profit was $10 million from businesses divested in that year and a charge of approximately $24 million resulting from the reduction of the values of certain refrigerated foodservice meat inventory. Costs of implementing the company’s operational efficiency initiatives reduced gross profit by $13 million. The estimated impact of the inclusion of one extra week in the current fiscal year was an increase of approximately $11 million.

The Food Ingredients segment generated gross profit of $348 million in fiscal 2004, an increase of $57 million over the prior fiscal year. The estimated impact of the inclusion of one extra week in the current fiscal year was an increase of approximately $7 million. Also favorably impacting fiscal 2004 gross profit was improved performance from certain value-added food ingredient businesses, which included a $22 million lower-of-cost or market adjustment to inventory in fiscal 2003 and better results for commodity merchandising operations due to market volatility.

Gross profit in the Meat Processing segment was $83 million in fiscal 2003.

REPORTING SEGMENT	FISCAL 2004 GROSS MARGIN	FISCAL 2003 GROSS MARGIN
Retail Products	27%	28%
Foodservice Products	15%	15%
Food Ingredients	15%	13%
Meat Processing	—	3%
Total	22%	20%

The company’s gross margin (gross profit as a percentage of net sales) for fiscal 2004 increased two percentage points as compared to fiscal 2003, which reflects the company’s divestitures of low margin operations and improvement in value-added food ingredient products, offset by the impact of higher input costs, which were not fully offset by selling price increases, principally in the Retail Products segment.

Management’s Discussion and Analysis (continued)

Selling, General and Administrative Expenses, includes General Corporate Expense (“SG&A”)

SG&A expenses decreased $86 million, or 4%, to $1.8 billion for fiscal 2004. Prior year SG&A expenses included approximately $10 million from divested businesses and $38 million of transaction costs related to the fresh beef and pork divestiture. Costs of implementing the company’s operational efficiency initiatives increased SG&A expenses by $27 million in fiscal 2004. The estimated impact of the inclusion of one extra week in fiscal 2004 was an increase of approximately $34 million. The results for fiscal 2004 include $25 million of litigation expense related to a former choline chloride joint venture with E.I. du Pont Nemours and Co. that was sold in 1997. In addition, in fiscal 2004 the company established a $25 million reserve in connection with matters related to an SEC investigation (see “Other” discussion within MD&A). These items were partially offset by a gain of $21 million recognized upon the sale of the company’s cost-method investment in a venture. Lower selling costs, marketing-related costs and various other legal and insurance costs resulted in a favorable comparison with fiscal 2003.

Operating Profit

(Earnings before general corporate expense, interest expense, income taxes and equity method investment earnings)

($ in millions) REPORTING SEGMENT	FISCAL 2004 OPERATING PROFIT	FISCAL 2003 OPERATING PROFIT	% INCREASE/ (DECREASE)
Retail Products	$1,218	$1,298	(6)%
Foodservice Products	321	345	(7)%
Food Ingredients	197	125	58%
Meat Processing	—	99	(100)%

Retail Products operating profit decreased $80 million for the fiscal year to $1.2 billion. Included in prior year operating profit was $43 million from the divested canned seafood operations. Costs of implementing the company’s operational efficiency initiatives decreased operating profit by $25 million. The estimated impact of the inclusion of one extra week in fiscal 2004 was an increase of $28 million. The remaining decline in operating profit is reflective of reduced gross profit, due to increased input costs, which were not fully offset by increased selling prices, primarily in refrigerated meat products, an extremely competitive environment in popcorn products and a less favorable mix of products.

Foodservice Products operating profit declined $24 million to $321 million. Included in fiscal 2003 operating profit was $6 million from businesses divested in that year. Costs of implementing the company’s operational efficiency initiatives decreased operating profit by $29 million. The estimated impact of the inclusion of one extra week in fiscal 2004 was an increase of $7 million. Increased gross profits were largely offset by significantly higher SG&A expenses related to information systems implementation costs.

Food Ingredients operating profit increased $72 million to $197 million, primarily reflecting improved gross profits, as discussed above. Costs of implementing the company’s operational efficiency initiatives decreased operating profit by $8 million. The estimated impact of the inclusion of one extra week in fiscal 2004 was an increase of $7 million.

The Meat Processing segment generated operating profit of $99 million in fiscal 2003.

Interest Expense, Net

In fiscal 2004, net interest expense was $275 million, unchanged from the prior fiscal year. During fiscal 2004, the company closed out all $2.5 billion of its interest rate swap agreements. Of the $2.5 billion interest rate swaps closed out in fiscal 2004, $2.0 billion of the interest rate swaps had been used to effectively convert certain of the company’s fixed rate debt into floating rate debt. The remaining $500 million portion of the company’s interest rate swaps was used to hedge certain of the company’s forecasted interest payments on floating rate debt for the period from 2005 through 2011. For financial statement and tax purposes, the proceeds received upon termination of the interest rate swap agreements will be recognized over the term of the debt instruments originally hedged. The company’s net interest expense will continue to be favorably impacted by the interest rate swap agreements in fiscal 2005, but to a lesser extent than in fiscal 2004. Due to the decreased effect of the interest rate swaps and lower interest income, the company expects net interest expense to increase by approximately $40 million in fiscal 2005.

Equity Method Investment Earnings

Equity method investment earnings decreased to $44 million in fiscal 2004 from $46 million in fiscal 2003. This reflects decreased earnings from an investment in a South American joint venture, offset by higher profits due to a full year of results of the company’s minority ownership in the fresh beef and pork joint venture established following the company’s fresh beef and pork divestiture in September 2002. Income from the company’s other equity method investments, which includes barley malting, potato processing and grain merchandising, did not substantially change from their fiscal 2003 amounts.

Income (Loss) from Discontinued Operations

Income from discontinued operations was $99 million, net of tax, in fiscal 2004. In fiscal 2003, the company recognized a net-of-tax loss from discontinued operations of $36 million. The year-over-year change primarily resulted from:

Management’s Discussion and Analysis (continued)

•                  a fiscal 2003 pre-tax charge of approximately $112 million related to lowering asset values in connection with the then pending chicken business sale,

•                  net pre-tax income of $51 million recognized on the sales of the chicken business, UAP North America and the Spanish feed business in fiscal 2004,

•                  fiscal 2004 pre-tax impairment charges of $27 million recognized to write-down the long-lived assets of the UAP International and Portuguese poultry operations to net realizable value, and

•                  significantly improved gross margins at the chicken business and UAP North America during the six-month period of fiscal 2004 prior to the divestitures, relative to those generated in fiscal 2003, due to industry-wide improvements in the markets for their products.

The company’s UAP North America operations had a fiscal year end of February, while the company’s consolidated year end is May. Historically, the results of UAP North America have been reflected in the company’s consolidated results on a three-month “lag” (e.g., UAP North America’s results for June through August are included in the company’s consolidated results for the period September through November). Due to the disposition of UAP North America on November 23, 2003, UAP North America’s results for the three months ending November 23, 2003, a net-of-tax loss of approximately $23.8 million, was recorded directly to retained earnings. If this business had not been divested, this net-of-tax loss would have been recognized in the company’s fiscal 2004 consolidated statement of earnings. The comparable amount recorded in income (loss) from discontinued operations for the three-month period ended November 24, 2002 was a loss of $19.6 million.

Income Taxes and Net Income

The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was 37% for fiscal 2004 and 35% in fiscal 2003.  During fiscal 2004, the company reached an agreement with the Internal Revenue Service (“IRS”) with respect to the IRS’s examination of the company’s tax returns for fiscal years 1996 through 1999.  As a result of the favorable resolution of these matters, the company reduced income tax expense by $27 million. This was partially offset by the net tax impact related to the divestiture of certain foreign entities which increased income tax expense by approximately $21 million during fiscal 2004.  During fiscal 2003, the company divested its fresh beef and pork operations.  As a result, the company generated foreign tax credits in excess of the taxable gain generated from the transaction.  This resulted in a decrease of approximately 4% in the company’s effective tax rate below the statutory tax rate in fiscal 2003.

     Net income was $811 million, or $1.53 per diluted share in fiscal 2004, compared to $764 million, or $1.44 per diluted share, in fiscal 2003.

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

2003 vs. 2002

Net Sales

($ in millions) REPORTING SEGMENT	FISCAL 2003 NET SALES	FISCAL 2002 NET SALES	% INCREASE/ (DECREASE)
Retail Products	$8,668	$8,719	(1)%
Foodservice Products	3,598	3,779	(5)%
Food Ingredients	2,204	2,105	5%
Meat Processing	2,469	7,733	(68)%
Total	$16,939	$22,336	(24)%

Overall company sales declined $5.4 billion, or 24%, to $16.9 billion, primarily reflecting the impact of the fiscal 2003 fresh beef and pork divestiture. Fiscal 2002 sales included approximately $7.7 billion from the divested fresh beef and pork operations, while fiscal 2003 sales included approximately $2.5 billion.

Management’s Discussion and Analysis (continued)

Retail Products sales were $8.7 billion in fiscal 2003, a decline of $51 million, or less than 1%, for the year, reflecting lower sales of branded processed meat products due to lower selling prices and the divestiture of the canned seafood operations. These combined factors more than offset sales growth for several key retail brands.

Net sales for the company’s retail consumer branded business showed a variety of results, as sales of some of the company’s most significant brands including Banquet, Healthy Choice, ACT II, Orville Redenbacher’s, Marie Callender’s, Hebrew National, PAM and Reddi-wip grew. Major brands posting sales declines for the year included Hunt’s, Armour, Chef Boyardee and Butterball. New products and product extensions in the popcorn, frozen meals and entrees, whipped toppings, shelf-stable meals, meat snacks and egg alternative categories positively impacted the Retail Products segment sales for the year, as did theme-oriented selling programs which focused on holiday, summer grilling and sporting events. The company continued to increase its investment in advertising and promotion to fuel profitable future sales growth. The company believes the brand sales increases cited above reflected a number of factors, including new product success, product quality improvements and increased marketing spending in fiscal 2003 and previous periods, while the brand sales declines cited above reflected a number of factors, including an extremely competitive environment.

Foodservice Products net sales declined $181 million, or 5%, for fiscal 2003 to $3.6 million reflecting weaker results for french fries, frozen seafood, specialty meats and Mexican foods. This partly reflected soft conditions in the overall economy. The company believes that soft economic conditions negatively impacted business travel as well as consumer spending at many types of restaurants. In addition, the Foodservice Products results also reflected competitive challenges facing some of the company’s major traditional quick-service restaurant customers, which appeared to be losing customers to casual restaurants and other venues.

Food Ingredients net sales increased $99 million, or 5%, to $2.2 billion in fiscal 2003. Sales within the segment are largely determined by input costs, which can fluctuate significantly. Sales for basic ingredients, which reflect gross profit for commodity merchandising, increased, reflecting improved margins for certain commodities, such as grain, as well as favorable results associated with the segment’s energy merchandising. Sales of milled ingredients—flour, corn and oats, increased overall, reflecting higher selling prices, resulting from higher input costs. Sales for the other specialty ingredients operations (flavorings and seasonings) were flat compared to fiscal 2002.

For fiscal 2003, net sales in the Meat Processing segment declined 68% to $2.5 billion. As cited above, the fresh beef and pork divestiture occurred in the second quarter of fiscal 2003. Accordingly, in fiscal 2003 the segment results include only 115 days of activity as compared to a full fiscal year in the prior year. Net sales in fiscal 2003 for the fresh beef and pork business were below those of the prior year comparable period due to fluctuating market prices and difficult market conditions.

Gross Profit

($ in millions) REPORTING SEGMENT	FISCAL 2003 GROSS PROFIT	FISCAL 2002 GROSS PROFIT	% INCREASE/ (DECREASE)
Retail Products	$2,455	$2,353	4%
Foodservice Products	540	575	(6)%
Food Ingredients	291	347	(16)%
Meat Processing	83	286	(71)%
Total	$3,369	$3,561	(5)%

The company’s gross profit was $3.4 billion for fiscal 2003, compared to $3.6 billion in fiscal 2002. The decline is primarily reflective of the fresh beef and pork divestiture in the second quarter of fiscal 2003.

REPORTING SEGMENT	FISCAL 2003 GROSS MARGIN	FISCAL 2002 GROSS MARGIN
Retail Products	28%	27%
Foodservice Products	15%	15%
Food Ingredients	13%	16%
Meat Processing	3%	4%
Total	20%	16%

Gross margin (gross profit as a percent of net sales) improved to 20% from 16% in fiscal 2002, largely due to the fresh beef and pork divestiture, as that business had comparatively low margins. To a lesser degree, the company’s manufacturing efficiency initiatives and improvement in product mix also boosted gross margins. The Retail Products segment experienced increased sales of high-margin items, such as snacks and frozen dinners, and decreased sales for comparatively low-margin items, such as canned seafood and cheese. Also, lower input costs for processed meats favorably impacted cost of goods sold and, therefore, gross margin.

Management’s Discussion and Analysis (continued)

Selling, General and Administrative Expenses, includes General Corporate Expense

SG&A expenses decreased $63 million, or 3%, to $1.9 billion for fiscal 2003. Fiscal 2002 SG&A expenses included approximately $100 million from the divested fresh beef and pork operations, while fiscal 2003 SG&A expenses included approximately $33 million. SG&A expenses were favorably impacted by $136 million, due to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, as the company was no longer required to amortize goodwill and intangible assets with indefinite lives beginning in the first quarter of fiscal 2003. While 2003 SG&A expenses were reduced by the adoption of SFAS No. 142 and the fresh beef and pork divestiture, these were partially offset by several SG&A expenses which increased in fiscal 2003. Specifically, during fiscal 2003 the company incurred incremental advertising and promotion (approximately $56 million), fresh beef and pork divestiture closing costs (approximately $40 million) and increased employment-related costs (approximately $65 million). The increased employment-related costs primarily relate to increased pension and postretirement costs resulting from the company reducing the discount rate used to measure the present value of its obligations as well as reducing the assumed rate of return on plan assets. SG&A expenses were 11% of sales during fiscal 2003, as compared to 9% of sales during fiscal 2002. This 2% increase was primarily a result of the fresh beef and pork divestiture reducing net sales without a proportionate reduction in SG&A expenses, as SG&A expenses in the fresh beef and pork businesses were historically a low percentage of net sales.

Operating Profit

(Earnings before general corporate expense, goodwill amortization, interest expense, income taxes and equity method investment earnings)

($ in millions) REPORTING SEGMENT	FISCAL 2003 OPERATING PROFIT	FISCAL 2002 OPERATING PROFIT	% INCREASE/ (DECREASE)
Retail Products	$1,298	$1,226	6%
Foodservice Products	345	364	(5)%
Food Ingredients	125	189	(34)%
Meat Processing	99	188	(47)%

Retail Products operating profit grew $72 million, or 6%, for fiscal 2003 to reach $1.3 billion, reflecting successful cost management initiatives and improved product mix. Cost management initiatives include Project Nucleus, as well as supply chain (procurement, manufacturing, shipping and warehousing) and selling and administrative expenses. Included in the supply chain initiative, the Retail Products segment is an SKU (stock keeping unit) reduction program, designed to discontinue the manufacture of certain unprofitable or marginally profitable items in order to boost overall efficiency and margins. Profit growth efforts included overall brand-building programs to better connect with consumers and improve consumer appreciation of the company’s products. Profit improvement initiatives also included focusing on the company’s higher-margin items as part of a plan to improve product mix.

While margins for many major retail-oriented products grew, including shelf-stable grocery and refrigerated prepared foods, the most significant segment profit improvement occurred in the company’s frozen foods business. In that business, the company believes that improved product quality and effective expense control contributed significantly to the profit improvement.

Overall operating profit for the Foodservice Products segment declined $19 million to $345 million for fiscal 2003, reflecting a continuing difficult environment, believed by the company to be the result of a weak economy and factors negatively affecting certain major quick-service restaurant customers. In addition, the company reduced the values of certain refrigerated foodservice meat inventory items during the year, which resulted in a pre-tax charge of approximately $24 million.

Food Ingredients operating profit declined $64 million, or 34%, to $125 million. While profits for the basic ingredients businesses grew due primarily to more favorable results in the company’s energy merchandising operations, profits for milled ingredients declined due to increased input costs and profits for specialty ingredients declined due, in part, to increased competition in the garlic market. During fiscal 2003, the company also reduced the value of certain garlic inventory by $22 million, as lower-cost Chinese garlic created competitive pressure.

Meat Processing operating profit decreased 47% to $99 million due to the fresh beef and pork divestiture during the year, which removed those operating profits from the segment’s earnings base. In addition, the company settled an insurance claim relating to a beef plant fire that occurred in 2001 and realized approximately $50 million of segment operating profit. The insurance proceeds represented a recovery for the loss of facilities, inventory and related items.

Management’s Discussion and Analysis (continued)

Interest Expense, Net

For fiscal 2003, net interest expense was $275 million, 30% below fiscal 2002 amounts, primarily due to lower interest rates, increased interest income and reduced outstanding debt amounts. Through the use of interest rate swaps to effectively convert fixed-rate debt to floating-rate debt, the company benefited from lower interest rates as compared to fiscal 2002. The increased interest income resulted from the company holding debt securities issued by the fresh beef and pork joint venture in which the company holds a minority interest. Also contributing to the reduced fiscal 2003 interest expense was the company’s reduction of $222 million of debt with cash proceeds generated by divestitures completed during the year.

Equity Method Investment Earnings

Equity method investment earnings increased to $46 million in fiscal 2003 from $34 million in fiscal 2002. The increase was primarily due to the company’s minority ownership in the fresh beef and pork joint venture established following the company’s fresh beef and pork divestiture during fiscal 2003. Income from the company’s other equity method investments, which include barley malting, potato production and grain merchandising, did not substantially change from fiscal 2002 amounts.

Income (Loss) from Discontinued Operations

In fiscal 2003, the company recognized a net of tax loss from discontinued operations of $36 million, versus income from discontinued operations of $23 million in fiscal 2002. The year-over-year decline reflects a fiscal 2003 pre-tax charge of approximately $112 million ($69 million after-tax) related to lowering asset values in connection with the pending chicken business sale. Fiscal 2003 was also negatively impacted by a weaker performance from the chicken business. For most of fiscal 2003, the chicken markets were very difficult and fresh chicken prices remained low. The company believes those prices were partly due to large supplies of chicken and other proteins, a situation made worse by weak exports of chicken to Russia due to that country’s policy changes regarding imports. This weakness in the chicken business was partially offset by significantly improved results at UAP North America, due to better customer and product mix, lower bad debt expense and reduced administrative and other operating costs as a result of cost management initiatives.

Income Taxes and Net Income

The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) of 35% for fiscal 2003 was below the 39% effective rate in fiscal 2002 due, in part to the cessation of amortization of goodwill and other intangible assets as a result of the adoption of SFAS No. 142.  Also, during fiscal 2003, the company divested its fresh beef and pork operations.  As a result, the company generated foreign tax credits in excess of the taxable gain generated from the transaction.  This resulted in a decrease of approximately 4% in the company’s effective tax rate below the statutory tax rate in fiscal 2003  Net income was $764 million, or $1.44 per diluted share, compared to $772 million, or $1.45 per diluted share, in fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity and Capital

The company’s primary financing objective is to maintain a conservative balance sheet that provides the flexibility to pursue its growth objectives. The company has historically used short-term debt and its accounts receivable securitization program to finance increases in its trade working capital (accounts receivable plus inventory, less accounts payable, accrued expenses and advances on sales) needs and a combination of equity and long-term debt to finance both its base trade working capital needs and its noncurrent assets.

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

The company has in place a $1.05 billion revolving credit facility (expiring in May 2007) with major domestic and international banks. The interest rates for the revolving credit facilities are generally .30 to .35 percentage points higher than the interest rates for commercial paper. The company had availability of $400 million under its accounts receivable securitization program at fiscal year end 2004. Under this program, accounts receivable are sold without recourse at a discount, and this cost is included in selling, general and administrative expenses. Because these accounts receivable are sold without recourse to unrelated third parties, accounts receivable balances sold are excluded from the company’s consolidated financial statements. As of the end of fiscal 2004, the company had no outstanding accounts receivable sold, while accounts receivable sold totaled $556 million (including amounts from discontinued operations) as of the end of fiscal 2003.

Management’s Discussion and Analysis (continued)

The company’s overall level of interest-bearing debt totaled $5.7 billion at the end of fiscal 2004, compared to $5.9 billion as of the end of fiscal 2003. During fiscal 2004, the company repaid $515 million of debt. This was largely offset by the increase in long-term debt resulting from the company’s adoption of FASB Interpretation (“FIN”) No. 46R, Consolidation of Variable Interest Entities, which required the consolidation of certain variable interest entities from which the company leases buildings and transportation equipment. This also required the deconsolidation of ConAgra Capital L.C., an indirectly controlled subsidiary of the company which had previously issued mandatorily redeemable preferred securities and entered into loan agreements with the company having similar terms as the preferred securities. The adoption of FIN No. 46R resulted in the addition of $419 million of long-term debt and $25 million of minority interest and the reduction of $175 million of preferred securities of subsidiary company to the company’s balance sheet. As of the end of both fiscal 2004 and 2003, the company’s senior debt ratings were BBB+ (Fitch), Baa1 (Moody’s) and BBB+ (Standard & Poor’s), all investment grade ratings.

The company also has a shelf registration under which it could issue from time to time up to $4 billion in debt securities.

Over the last two fiscal years, the company has divested its major commodity operations, such as fresh beef and pork, cheese processing, canned seafood, chicken processing and agricultural chemical distribution. The company received debt and equity interests as part of the proceeds for certain of those businesses. The company expects to sell or otherwise monetize those items in the future, subject to contractual conditions. As of fiscal year end 2004, the company has the following investments and other interests related to these transactions:

•                  approximately $315 million of net assets of the cattle feeding venture,

•                  approximately $150 million of subordinated notes receivable plus accrued interest from the fresh beef and pork venture,

•                  approximately $197 million of equity interest in the fresh beef and pork venture,

•                  approximately $34 million of UAP preferred securities, and

•                  approximately 25.4 million shares of Pilgrim’s Pride Corporation (valued at $246 million at the time of the transaction with a total carrying value of $392 million at the end of fiscal 2004).

The Pilgrim’s Pride Corporation shares are contractually restricted such that the company cannot sell any portion of the shares for one year from the date of the chicken business divestiture and can sell no more than 8.47 million shares in any twelve-month period, unless such restrictions are waived by Pilgrim’s Pride. As of fiscal year end 2004, 8.47 million shares are classified as “available for sale” as these shares may be sold by the company within twelve months. The available-for-sale shares are stated at fair value based on quoted market prices with unrealized gains of $146 million included in accumulated other comprehensive income, net of tax. The remaining 16.93 million shares are accounted for at cost.

Cash Flows

In fiscal 2004, the company used $79 million of cash, which was the net impact of $581 million generated from operating activities, $684 million generated from investing activities and $1.3 billion used in financing activities.

Cash generated from operating activities of continuing operations totaled $708 million for fiscal 2004 as compared to $966 million generated in fiscal 2003. The decreased cash flow was primarily due to a decrease of $470 million in amounts sold under the accounts receivable securitization program, partially offset by the fiscal 2003 contributions to the company’s pension plans of $233 million. Cash used in operating activities of discontinued operations was approximately $127 million in fiscal 2004, as compared to $291 million in fiscal 2003. Cash flow from operating activities is one of the company’s primary sources of liquidity.

Cash generated from investing activities totaled $684 million for fiscal 2004, versus cash generated from investing activities of $558 million in fiscal 2003. Investing activities for fiscal 2004 consisted primarily of proceeds of approximately $935 million from the divestitures of the chicken business, UAP North America and the Spanish feed business, partially offset by capital expenditures of $352 million.

Cash used in financing activities totaled $1.3 billion in fiscal 2004, as compared to cash used of $703 million in fiscal 2003. During fiscal 2004, the company repaid debt of $515 million, paid dividends of $537 million and repurchased 15.3 million shares of its outstanding common stock for $419 million. During fiscal 2003, the company repaid debt of $222 million and paid dividends of $509 million.

The company estimates its capital expenditures in fiscal 2005 will be approximately $475 million, reflecting increased investment in information systems and the logistics network. Management believes that existing cash balances, cash flows from operations, existing credit facilities and access to capital markets will provide sufficient liquidity to meet its working capital needs, planned capital expenditures, additional share repurchases and payment of anticipated quarterly dividends.

Management’s Discussion and Analysis (continued)

OFF-BALANCE SHEET ARRANGEMENTS

The company uses off-balance sheet arrangements (e.g., operating leases) where the economics and sound business principles warrant their use. The company periodically enters into guarantees and other similar arrangements as part of transactions in the ordinary course of business. These are described further in “Obligations and Commitments” below.

The company has used off-balance sheet arrangements in connection with the securitization and sale of trade receivables generated in the ordinary course of business. As of May 30, 2004, the company had agreements to sell interests in pools of receivables in an amount not to exceed $400 million at any one time. As of the end of fiscal 2004, the company had no outstanding accounts receivable sold, whereas accounts receivable sold totaled $556 million as of the end of fiscal 2003.

As a result of adopting FIN No. 46R, the company has consolidated the assets and liabilities of several entities from which it leases property, plant and equipment. The company has also deconsolidated ConAgra Capital, L.C., an indirectly controlled subsidiary of the company. Due to the adoption of FIN No. 46R, the company recorded an increase to property, plant and equipment of $221 million, an increase to long-term debt of $419 million, an increase to other assets of $46 million, an increase to other noncurrent liabilities of $25 million and a decrease in preferred securities of subsidiary company of $175 million. The company has no other material obligations arising out of variable interests with unconsolidated entities.

OBLIGATIONS AND COMMITMENTS

As part of its ongoing operations, the company enters into arrangements that obligate the company to make future payments under contracts such as lease agreements, debt agreements and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as “take-or-pay” contracts). The unconditional purchase obligation arrangements are entered into by the company in its normal course of business in order to ensure adequate levels of sourced product are available to the company. Of these items, capital lease and debt obligations, which total $5.7 billion, are currently recognized as liabilities in the company’s consolidated balance sheet. Operating lease obligations and unconditional purchase obligations, which total $884 million, are not recognized as liabilities in the company’s consolidated balance sheet, in accordance with generally accepted accounting principles. Payments in excess of debt service requirements to be made to variable interest entities, which have been consolidated under the requirements of FIN No. 46R, are included in operating lease obligations.

A summary of the company’s contractual obligations at the end of fiscal 2004 is as follows (including obligations of discontinued operations):

(in millions)	PAYMENTS DUE BY PERIOD
CONTRACTUAL		LESS THAN			AFTER
OBLIGATIONS	TOTAL	1 YEAR	2-3 YEARS	4-5 YEARS	5 YEARS
Long-Term Debt	$5,671.9	$382.4	$1,235.5	$36.5	$4,017.5
Lease Obligations	560.0	90.4	146.7	137.9	185.0
Purchase Obligations	323.8	125.0	102.9	48.7	47.2
Total	$6,555.7	$597.8	$1,485.1	$223.1	$4,249.7

The company’s total obligations of approximately $6.6 billion reflect a decrease of approximately $439 million from the company’s 2003 fiscal year end. The decrease was primarily a result of the repayment of certain long-term debt during fiscal 2004, partially offset by the addition of $419 million of debt associated with the adoption of FIN No. 46R.

As part of its ongoing operations, the company also enters into arrangements that obligate the company to make future cash payments only upon the occurrence of a future event (e.g., guarantee debt or lease payments of a third party should the third party be unable to perform). In accordance with generally accepted accounting principles, the following commercial commitments are not recognized as liabilities in the company’s consolidated balance sheet. A summary of the company’s commitments, including commitments associated with equity method investments, as of the end of fiscal 2004, is as follows (including obligations of discontinued operations):

(in millions)	AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
OTHER COMMERCIAL		LESS THAN			AFTER
COMMITMENTS	TOTAL	1 YEAR	2-3 YEARS	4-5 YEARS	5 YEARS
Guarantees	$68.7	$7.9	$15.2	$20.0	$25.6
Other Commitments	6.2	2.2	4.0	—	—
Total	$74.9	$10.1	$19.2	$20.0	$25.6

The company’s total commitments of approximately $75 million include approximately $46 million in guarantees and other commitments the company has made on behalf of the company’s fresh beef and pork joint venture.

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

Management’s Discussion and Analysis (continued)

The contract stipulates minimum price commitments, based in part on market prices and in certain circumstances, also includes price adjustments based on certain inputs.

TRADING ACTIVITIES

The company accounts for certain contracts (e.g., “physical” commodity purchase/sale contracts and derivative contracts) at fair value. The company considers a portion of these contracts to be its “trading” activities; specifically, those contracts that do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related amendment, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (collectively “SFAS No. 133”). The table below summarizes the changes in trading assets and liabilities for fiscal 2004:

(in millions)
Net asset outstanding as of May 25, 2003, at fair value	$37.4
Contracts settled during the period[1]	12.8
Changes in fair value of contracts outstanding as of May 30, 2004[2]	(23.6)
Changes attributable to changes in valuation techniques and assumptions	—
Net asset outstanding as of May 30, 2004, at fair value	$26.6

1                    Includes contracts outstanding at May 25, 2003 and contracts entered into and settled during fiscal 2004.

2                    Includes option premiums paid and received.

The following table represents the fair value and scheduled maturity dates of contracts outstanding as of May 30, 2004:

	FAIR VALUE OF CONTRACTS AS OF MAY 30, 2004 NET ASSET / (LIABILITY)
(in millions) SOURCE OF FAIR VALUE	MATURITY LESS THAN 1 YEAR	MATURITY 1–3 YEARS	TOTAL FAIR VALUE
Prices actively quoted (i.e., exchange-traded contracts)	$29.0	$1.0	$30.0
Prices provided by other external sources (i.e., non-exchange- traded contracts)	(3.2)	(0.2)	(3.4)
Prices based on other valuation models (i.e., non-exchange-traded contracts)	—	—	—
Total fair value	$25.8	$0.8	$26.6

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

Management’s Discussion and Analysis (continued)

Income Taxes—The company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. The company recognizes current tax liabilities and assets based on an estimate of taxes payable or refundable in the current year for each of the jurisdictions in which the company transacts business. As part of the determination of its current tax liability, management exercises considerable judgment in evaluating positions taken by the company in its tax returns. The company has established reserves for probable tax exposures. These reserves, included in current tax liabilities, represent the company’s estimate of amounts expected to be paid, which the company adjusts over time as more information regarding tax audits becomes available.

The company also recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences (e.g., book depreciation versus tax depreciation). If appropriate, the company recognizes valuation allowances to reduce such deferred tax assets to amounts that are more likely than not to be ultimately realized, based on the company’s assessment of future taxable income, including the consideration of available tax planning strategies.

The calculation of current and deferred tax assets (including valuation allowances) and liabilities requires management to apply significant judgment related to the application of complex tax laws, changes in tax laws or related interpretations, uncertainties related to the outcomes of tax audits and changes in the company’s operations or other facts and circumstances. Further, management must continually monitor changes in these factors. Changes in such factors may result in changes to management estimates and could require the company to adjust its tax assets and liabilities and record additional income tax expense or benefits.

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

Employment-Related Benefits—The company incurs certain employment-related expenses associated with pensions, postretirement health care benefits and workers’ compensation. In order to measure the expense associated with these employment-related benefits, management must make a variety of estimates including discount rates used to measure the present value of certain liabilities, assumed rates of return on assets set aside to fund these expenses, compensation increases, employee turnover rates, anticipated mortality rates, anticipated health care costs and employee accidents incurred but not yet reported to the company. The estimates used by management are based on the company’s historical experience as well as current facts and circumstances. The company uses third-party specialists to assist management in appropriately measuring the expense associated with these employment-related benefits. Different estimates used by management could result in the company recognizing different amounts of expense over different periods of time.

Impairment of Long-Lived Assets (including property, plant and equipment), Goodwill and Identifiable Intangible Assets—In accordance with applicable accounting literature, the company reduces the carrying amounts of long-lived assets, goodwill and identifiable intangible assets to their fair values when the fair value of such assets is determined to be less than their carrying amounts (i.e., assets are deemed to be impaired). Fair value is typically estimated using a discounted cash flow analysis, which requires the company to estimate the future cash flows anticipated to be generated by the particular asset(s) being tested for impairment as well as select a discount rate to measure the present value of the anticipated cash flows. When determining future cash flow estimates, the company considers historical results adjusted to reflect current and anticipated operating conditions. Estimating future cash flows requires significant judgment by the company in such areas as future economic conditions, industry-specific conditions, product pricing and necessary capital expenditures. The use of different assumptions or estimates for future cash flows could produce different impairment amounts (or none at all) for long-lived assets, goodwill and identifiable intangible assets.

Management’s Discussion and Analysis (continued)

RELATED PARTY TRANSACTIONS

ConAgra Foods enters into many lease agreements for land, buildings and equipment at competitive market rates, and some of the lease arrangements are with Opus Corporation or its affiliates. A director of ConAgra Foods is a beneficial owner, officer and director of Opus Corporation. The agreements relate to the leasing of land and buildings for ConAgra Foods. ConAgra Foods occupies the buildings pursuant to long-term leases with Opus Corporation and its affiliates, some of which contain various termination rights and purchase options. Leases effective in fiscal 2004 required annual lease payments by ConAgra Foods of $21 million. As a result of adopting FIN No. 46R, the company has consolidated certain of the Opus affiliates from which it leases property, plant and equipment. These leases were previously accounted for as operating leases. Opus Corporation or its affiliates were paid $41 million for construction work during fiscal 2004 on properties leased by ConAgra Foods from third parties. Opus Corporation had revenues in excess of $1 billion in 2003.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

The principal market risks affecting the company are exposures to price fluctuations of commodity and energy inputs, interest rates and foreign currencies. These fluctuations impact raw material costs of all reporting segments, as well as the company’s trading activities.

Commodities—The company purchases commodity inputs such as wheat, corn, oats, soybean meal, soybean oil, meat, dairy products, sugar, energy and packaging materials, to be used in its operations. These commodities are subject to price fluctuations that may create gross margin risk. The company enters into commodity hedges to manage this price risk using physical forward contracts or derivative instruments. ConAgra Foods has policies governing the hedging instrument its businesses may use. These policies include limiting the dollar risk exposure for each of its businesses. The company also monitors the amount of associated counter-party credit risk for all non-exchange-traded transactions. In addition, the company purchases and sells certain commodities, such as wheat, corn, soybeans, soybean meal, soybean oil, oats and energy, in its trading operations. The company’s trading activities are limited in terms of maximum dollar exposure, as measured by a dollar-at-risk methodology and monitored to ensure compliance.

The following table presents one measure of market risk exposure using sensitivity analysis. Sensitivity analysis is the measurement of potential loss of fair value resulting from a hypothetical change of 10% in market prices. Actual changes in market prices may differ from hypothetical changes. In practice, as markets move, the company actively manages its risk and adjusts hedging strategies as appropriate. Fair value was determined using quoted market prices and was based on the company’s net derivative position by commodity at each quarter-end during the fiscal year. The market risk exposure analysis excludes the underlying commodity positions that are being hedged. The commodities hedged have a high inverse correlation to price changes of the derivative commodity instrument.

Effect of 10% Change in Market Prices:

(in millions)	2004	2003
Processing Activities
Grains/Food
High	$18.3	$38.2
Low	2.1	25.2
Average	11.3	32.8
Meats
High	1.0	17.1
Low	—	0.1
Average	0.6	5.9
Energy
High	9.7	14.3
Low	—	8.7
Average	3.9	11.8
Trading Activities
Grains
High	35.7	21.7
Low	21.0	9.9
Average	28.9	16.2
Meats
High	3.0	6.2
Low	1.5	2.1
Average	2.2	4.1
Energy
High	7.5	13.4
Low	—	—
Average	1.9	6.6

        Interest Rates—The company primarily uses interest rate swaps to manage the effect of interest rate changes on a portion of its existing debt and forecasted debt balances. The company enters into such interest rate swaps to take advantage of historically low short-term rates, while continuing to maintain long-term financing. As of May 25, 2003, the fair value of the interest rate swap agreements recognized in prepaid

Management’s Discussion and Analysis (continued)

expenses and other current assets was approximately $220 million, while the fair value of interest rate swap agreements recognized in other accrued liabilities was approximately $52 million. All of the company’s interest rate swaps were liquidated in the second quarter of fiscal 2004 (see Note 17 to the consolidated financial statements).

As of May 30, 2004 and May 25, 2003, the fair value of the company’s fixed rate debt was estimated at $6.2 billion and $6.3 billion, respectively, based on current market rates primarily provided by outside investment advisors. As of May 30, 2004 and May 25, 2003, a one percentage point increase in interest rates would decrease the fair value of the company’s fixed rate debt by approximately $336 million and $428 million, respectively, while a one percentage point decrease in interest rates would increase the fair value of the company’s fixed rate debt by approximately $387 million and $490 million, respectively. With respect to floating rate debt, a one percentage point change in interest rates would have impacted net interest expense by approximately $1 million and $11 million in fiscal 2004 and 2003, respectively.

Foreign Operations—In order to reduce exposures related to changes in foreign currency exchange rates, the company may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of its processing and trading operations. This activity primarily relates to hedging against foreign currency risk in purchasing inventory, capital equipment, sales of finished goods and future settlement of foreign denominated assets and liabilities.

The following table presents one measure of market risk exposure using sensitivity analysis for the company’s processing and trading operations. Sensitivity analysis is the measurement of potential loss of fair value resulting from a hypothetical change of 10% in exchange rates. Actual changes in exchange rates may differ from hypothetical changes. Fair value was determined using quoted exchange rates and was based on the company’s net foreign currency position at each quarter-end during the fiscal year. The market risk exposure analysis excludes the underlying foreign denominated transactions that are being hedged. The currencies hedged have a high inverse correlation to exchange rate changes of the foreign currency derivative instrument.

Effect of 10% Change in Exchange Rates:

(in millions)	2004	2003
Processing Businesses
High	$16.1	$26.8
Low	10.2	8.8
Average	13.8	18.1

Trading Businesses
High	$13.2	$3.4
Low	3.8	0.6
Average	8.7	1.5

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF EARNINGS

ConAgra Foods, Inc. and Subsidiaries

	FOR THE FISCAL YEARS ENDED MAY
Dollars in millions except per share amounts	2004	2003	2002
	(As Restated, see Note 21)
Net sales	$14,522.1	$16,939.1	$22,335.5
Costs and expenses:
Cost of goods sold	11,314.9	13,569.9	18,775.0
Selling, general and administrative expenses	1,823.1	1,909.0	1,972.0
Interest expense, net	274.9	274.7	393.6
Income from continuing operations before income taxes, equity method investment earnings and cumulative effect of changes in accounting	1,109.2	1,185.5	1,194.9
Income tax expense	427.6	435.7	477.5
Equity method investment earnings	43.5	46.2	33.7
Income from continuing operations before cumulative effect of changes in accounting	725.1	796.0	751.1
Income (loss) from discontinued operations, net of tax	99.3	(36.1)	22.6
Cumulative effect of changes in accounting, net of tax	(13.1)	3.9	(2.0)
Net income	$811.3	$763.8	$771.7
Earnings per share — basic
Income from continuing operations before cumulative effect of changes in accounting	$1.37	$1.50	$1.41
Income (loss) from discontinued operations	0.19	(0.07)	0.04
Cumulative effect of changes in accounting	(0.02)	0.01	—
Net income	$1.54	$1.44	$1.45
Earnings per share — diluted
Income from continuing operations before cumulative effect of changes in accounting	$1.36	$1.50	$1.41
Income (loss) from discontinued operations	0.19	(0.07)	0.04
Cumulative effect of changes in accounting	(0.02)	0.01	—
Net income	$1.53	$1.44	$1.45

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

ConAgra Foods, Inc. and Subsidiaries

	FOR THE FISCAL YEARS ENDED MAY
Dollars in millions	2004	2003	2002
	(As Restated, see Note 21)
Net income	$811.3	$763.8	$771.7
Other comprehensive income (loss), net of tax (except for currency translation adjustment):
Cumulative effect of change in accounting	—	—	(24.6)
Net derivative adjustment	31.5	(2.1)	5.1
Unrealized gain on available-for-sale securities	90.5	—	—
Currency translation adjustment	44.6	60.1	3.0
Minimum pension liability	12.7	(64.9)	(15.3)
Comprehensive income	$990.6	$756.9	$739.9

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

ConAgra Foods, Inc. and Subsidiaries

Dollars in millions	MAY 30, 2004	MAY 25, 2003
	(As Restated, see Note 21)
Assets
Current assets
Cash and cash equivalents	$608.6	$688.1
Divestiture proceeds receivable	60.3	—
Receivables, less allowance for doubtful accounts of $26.5 and $33.1	1,324.1	800.9
Inventories	2,580.9	2,398.6
Prepaid expenses and other current assets	439.8	716.3
Current assets of discontinued operations	135.6	1,505.2
Total current assets	5,149.3	6,109.1
Property, plant and equipment
Land and land improvements	161.3	165.0
Buildings, machinery and equipment	4,456.2	4,196.4
Furniture, fixtures, office equipment and other	691.2	582.7
Construction in progress	324.0	167.8
	5,632.7	5,111.9
Less accumulated depreciation	(2,752.7)	(2,433.6)
Property, plant and equipment, net	2,880.0	2,678.3
Goodwill	3,796.6	3,805.0
Brands, trademarks and other intangibles, net	826.9	824.3
Other assets	1,559.4	1,144.4
Noncurrent assets of discontinued operations	10.0	557.6
	$14,222.2	$15,118.7

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable	$30.6	$1.6
Current installments of long-term debt	382.4	508.7
Accounts payable	940.8	788.1
Advances on sales	178.4	112.0
Accrued payroll	272.0	273.2
Other accrued liabilities	1,079.8	1,166.5
Current liabilities of discontinued operations	120.5	996.4
Total current liabilities	3,004.5	3,846.5
Senior long-term debt, excluding current installments	4,878.4	4,632.2
Subordinated debt	402.3	763.0
Preferred securities of subsidiary company	—	175.0
Other noncurrent liabilities	1,143.1	1,040.0
Noncurrent liabilities of discontinued operations	—	17.4
Total liabilities	9,428.3	10,474.1
Commitments and contingencies (Notes 15 and 16)
Common stockholders’ equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 565,842,299 and 565,617,169	2,829.2	2,828.1
Additional paid-in capital	755.7	737.1
Retained earnings	2,349.2	2,103.8
Accumulated other comprehensive income (loss)	19.9	(159.4)
Less treasury stock, at cost, common shares 44,647,495 and 28,851,930	(1,123.8)	(686.4)
	4,830.2	4,823.2
Less unearned restricted stock and value of 1,062,793 and 7,428,088 common shares held in Employee Equity Fund	(36.3)	(178.6)
Total common stockholders’ equity	4,793.9	4,644.6
	$14,222.2	$15,118.7

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY

CONAGRA FOODS, INC. AND SUBSIDIARIES

FOR FISCAL YEARS ENDED MAY

Columnar amounts in millions

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	EEF Stock and Other	Total
	(As Restated, see Note 21)
Balance at May 27, 2001 – As Previously Reported	565.3	$2,826.7	$682.5	$1,534.8	$(120.7)	$(672.9)	$(267.2)	$3,983.2
Adjustments to beginning retained earnings (see Note 21)				45.8				45.8
Balance at May 27, 2001 – As Restated	565.3	2,826.7	682.5	1,580.6	(120.7)	(672.9)	(267.2)	4,029.0
Stock option and incentive plans	0.2	0.8	32.6	0.3		(3.9)	39.8	69.6
Fair market valuation of EEF shares			28.0				(28.0)	—
Currency translation adjustment					3.0			3.0
Cumulative effect of change in accounting					(24.6)			(24.6)
Net derivative adjustment					5.1			5.1
Minimum pension liability					(15.3)			(15.3)
Retirement of subsidiary preferred securities				(6.7)				(6.7)
Dividends declared on common stock; $0.930 per share				(489.5)				(489.5)
Net income – As Restated, see Note 21				771.7				771.7
Balance at May 26, 2002 – As Restated	565.5	2,827.5	743.1	1,856.4	(152.5)	(676.8)	(255.4)	4,342.3
Stock option and incentive plans	0.1	0.6	32.2			(9.6)	38.6	61.8
Fair market valuation of EEF shares			(38.2)				38.2	—
Currency translation adjustment					60.1			60.1
Net derivative adjustment					(2.1)			(2.1)
Minimum pension liability					(64.9)			(64.9)
Dividends declared on common stock; $0.978 per share				(516.4)				(516.4)
Net income – As Restated, see Note 21				763.8				763.8
Balance at May 25, 2003 – As Restated	565.6	2,828.1	737.1	2,103.8	(159.4)	(686.4)	(178.6)	4,644.6
Stock option and incentive plans	0.2	1.1	67.0			(18.8)	93.9	143.2
Fair market valuation of EEF shares			(48.4)				48.4	—
Currency translation adjustment					44.6			44.6
Repurchase of common shares						(418.6)		(418.6)
Loss recognized directly in retained earnings (see Note 2)				(23.8)				(23.8)
Unrealized gain on securities					90.5			90.5
Net derivative adjustment					31.5			31.5
Minimum pension liability					12.7			12.7
Dividends declared on common stock; $1.028 per share				(542.1)				(542.1)
Net income – As Restated, see Note 21				811.3				811.3
Balance at May 30, 2004 – As Restated	565.8	$2,829.2	$755.7	$2,349.2	$19.9	$(1,123.8)	$(36.3)	$4,793.9

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

CONAGRA FOODS, INC. AND SUBSIDIARIES

FOR THE FISCAL YEARS ENDED MAY

Dollars in millions

	2004	2003	2002
	(As Restated, see Note 21)
Cash flows from operating activities:
Net income	$811.3	$763.8	$771.7
Income (loss) from discontinued operations	99.3	(36.1)	22.6
Income from continuing operations	712.0	799.9	749.1
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	352.3	374.9	536.6
(Gain)/loss on sale of fixed assets and investments	(42.2)	34.0	1.7
Changes in amounts sold under the accounts receivable securitization, net	(470.0)	(135.5)	(53.1)
Cumulative effect of changes in accounting	13.1	(3.9)	2.0
Other items (includes pension and other postretirement benefits)	47.3	(114.8)	35.7
Change in operating assets and liabilities before effects of business acquisitions and dispositions:
Accounts receivable	(83.3)	44.7	73.6
Inventory	(185.8)	(109.6)	440.7
Prepaid expenses and other current assets	230.7	3.8	(99.0)
Accounts payable	220.6	(162.7)	84.2
Accrued liabilities	(86.6)	235.5	14.5
Net cash flows from operating activities – continuing operations	708.1	966.3	1,786.0
Net cash flows from operating activities – discontinued operations	(127.1)	(290.8)	446.8
Net cash flows from operating activities	581.0	675.5	2,232.8
Cash flows from investing activities:
Additions to property, plant and equipment	(352.1)	(375.8)	(454.0)
Payment for business acquisitions	-	-	(110.0)
Sale of businesses and property, plant and equipment	91.0	826.0	17.5
Notes receivable and other items	42.9	158.2	37.3
Net cash flows from investing activities – continuing operations	(218.2)	608.4	(509.2)
Net cash flows from investing activities – discontinued operations	902.3	(50.9)	(76.5)
Net cash flows from investing activities	684.1	557.5	(585.7)
Cash flows from financing activities:
Net short-term borrowings	29.0	(0.7)	(2,631.0)
Proceeds from issuance of long-term debt	-	-	1,997.5
Repayment of long-term debt	(515.0)	(222.0)	(300.4)
Repurchase of ConAgra Foods common shares	(418.6)	-	-
Redemption of preferred securities of subsidiary	-	-	(350.0)
Cash dividends paid	(536.7)	(509.2)	(482.9)
Proceeds from exercise of employee stock options	118.0	32.0	79.6
Other items	(2.2)	1.4	(30.7)
Net cash flows from financing activities – continuing operations	(1,325.5)	(698.5)	(1,717.9)
Net cash flows from financing activities – discontinued operations	(19.1)	(4.3)	(15.3)
Net cash flows from financing activities	(1,344.6)	(702.8)	(1,733.2)
Net change in cash and cash equivalents	(79.5)	530.2	(86.1)
Cash and cash equivalents at beginning of period	688.1	157.9	244.0
Cash and cash equivalents at end of period	$608.6	$688.1	$157.9

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

Fiscal years ended May 30, 2004, May 25, 2003 and May 26, 2002

Columnar Amounts in Millions Except Per Share Amounts

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The company has restated certain historical results in the accompanying consolidated financial statements to correct errors in previously reported amounts related to income tax matters. See Note 21.

Fiscal Year—The fiscal year of ConAgra Foods, Inc. (“ConAgra Foods” or the “company”) ends the last Sunday in May. The fiscal years for the consolidated financial statements presented consist of a 53-week period for fiscal year 2004 and 52-week periods for fiscal years 2003 and 2002.

Basis of Consolidation—The consolidated financial statements include the accounts of ConAgra Foods and all majority-owned subsidiaries. In addition, the accounts of all variable interest entities in which the company is determined to be the primary beneficiary are included in the company’s consolidated financial statements from the date such determination is made. All significant intercompany investments, accounts and transactions have been eliminated.

Investments in Unconsolidated Subsidiaries—The investments in and the operating results of 50%-or-less-owned entities not required to be consolidated are included in the financial statements on the basis of the equity method of accounting or the cost method of accounting, depending on specific facts and circumstances.

Inventories—The company principally uses the lower of cost (determined using the first-in, first-out method) or market for valuing inventories not hedged. Grain, flour and major feed ingredient inventories are hedged to the extent practicable and are principally stated at market, including adjustment to market of open contracts for purchases and sales.

Property, Plant and Equipment—Property, plant and equipment are carried at cost. Depreciation has been calculated using primarily the straight-line method over the estimated useful lives of the respective classes of assets as follows:

Land Improvements	1 – 40 years
Buildings	15 – 40 years
Machinery and equipment	3 – 20 years
Furniture, fixtures, office equipment and other	5 – 15 years

The company reviews property, plant and equipment for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Recoverability of an asset “held-for-use” is determined by comparing the carrying amount of the asset to the undiscounted net cash flows expected to be generated from the use of the asset. If the carrying amount is greater than the undiscounted net cash flows expected to be generated by the asset, the asset’s carrying amount is reduced to its fair value. An asset “held-for-sale” is reported at the lower of the carrying amount or fair value less cost to sell.

Goodwill and Other Identifiable Intangible Assets—Goodwill and other identifiable intangible assets with indefinite lives (e.g., brands or trademarks) are not amortized and are tested annually for impairment of value. Impairment occurs when the fair value of the asset is less than its carrying amount. If impaired, the asset’s carrying amount is reduced to its fair value. The company’s annual impairment testing is performed during the fourth quarter using a discounted cash flow methodology.

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

Derivative Instruments—The company uses derivatives (e.g., futures and options) for the purpose of hedging exposure to changes in commodity prices, interest rates and foreign currency exchange rates. The fair value of each derivative is recognized in the balance sheet within current assets or current liabilities. For derivatives that do not qualify for hedge accounting, changes in the fair value of the derivatives are recognized immediately in the statement of earnings. For derivatives designated as a hedge of an existing asset or liability (e.g., inventory), both the derivative and hedged item are recognized at fair value within the balance sheet with the changes in both of these fair values being recognized immediately in the statement of earnings. For derivatives designated as a hedge of an anticipated transaction (e.g., future purchase of inventory), changes in the fair value of the derivatives are deferred in the balance sheet within accumulated other comprehensive income to the extent the hedge is effective in mitigating the exposure to the related anticipated transaction. Any ineffectiveness associated with the hedge is recognized immediately in the statement of earnings. Amounts deferred within accumulated other comprehensive income are recognized in the statement of earnings in the same period during which the hedged transaction affects earnings (e.g., when hedged inventory is sold).

Fair Values of Financial Instruments—Unless otherwise specified, the company believes the carrying value of financial instruments approximates their fair value.

Asset Retirement Obligations and Environmental Liabilities—The company records liabilities for the costs the company is legally obligated to incur in order to retire a long-lived asset at some point in the future. The fair values of these obligations are recorded as liabilities on a discounted basis, and the cost associated with these liabilities is capitalized as part of the carrying amount of the related assets. Over time, the liability

Notes to Consolidated Financial Statements (continued)

will increase, reflecting the accretion of the obligation from its present value to the amount the company will pay to extinguish the liability and the capitalized asset retirement costs will be depreciated over the useful lives of the related assets.

Environmental liabilities are accrued when it is probable that obligations have been incurred and the associated amounts can be reasonably estimated. Such liabilities are adjusted as new information develops or circumstances change. The company does not discount its environmental liabilities as the timing of the anticipated cash payments is not fixed or readily determinable.

Employment-Related Benefits—Employment-related benefits associated with pensions, postretirement health care benefits and workers’ compensation are expensed as such benefits are earned by applicable employees. The recognition of expense is impacted by estimates made by management, such as discount rates used to value certain liabilities, future health costs and employee accidents incurred but not yet reported. The company uses third-party specialists to assist management in appropriately measuring the expense associated with employment-related benefits.

Revenue Recognition—Revenue is recognized when title and risk of loss are transferred to customers upon delivery based on terms of sale. Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts, trade allowances and product returns.

Net Sales — Gross profits earned from commodity trading activities, which are included in net sales, total $166.6 million, $194.9 million and $161.4 million for fiscal 2004, 2003 and 2002, respectively.

Sales and cost of goods sold, if reported on a gross basis for these activities, would be increased by $14.0 billion, $14.3 billion and $10.5 billion for fiscal 2004, 2003 and 2002, respectively.

Marketing Costs—The company incurs various types of marketing costs in order to promote its products, including retailer incentives and consumer incentives. The company expenses each of these types of marketing costs as incurred. In addition, the company incurs advertising costs, which are expensed in the year incurred.

Stock-Based Compensation—The company has stockholder approved stock option plans which provide for granting of options to employees for purchase of common stock at prices equal to the fair value at the time of grant. The company accounts for its employee stock option plans in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. Accordingly, no stock-based compensation expense is reflected in net income for stock options granted, as options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The company issues stock under various stock-based compensation arrangements approved by stockholders, including restricted stock, phantom stock and stock issued in lieu of cash bonuses. The value of restricted and phantom stock, equal to fair value at the time of grant, is amortized as compensation expense over the vesting period. Stock issued in lieu of cash bonuses is recognized as compensation expense as earned. In addition, the company grants restricted share equivalents. The restricted share equivalents are credited with appreciation or depreciation in the company’s stock during the restriction period and will be settled in cash when the restriction period ends. The company amortizes the expense associated with the restricted share equivalents over the period of restriction.

The following table illustrates the required pro forma effect on net income and earnings per share assuming the company had followed the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, for all outstanding and unvested stock options and other stock-based compensation for the years ended May 30, 2004, May 25, 2003 and May 26, 2002.

	2004	2003	2002
Net income, as reported	$811.3	$763.8	$771.7
Add: Stock-based employee compensation included in reported net income, net of related tax effects	13.5	11.3	10.7
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(31.8)	(31.5)	(28.3)
Pro forma net income	$793.0	$743.6	$754.1

Earnings per share:
Basic earnings per share — as reported	$1.54	$1.44	$1.45
Basic earnings per share — pro forma	$1.50	$1.41	$1.43

Diluted earnings per share — as reported	$1.53	$1.44	$1.45
Diluted earnings per share — pro forma	$1.50	$1.41	$1.43

The fair value of each option was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions used:

	2004	2003	2002
Dividend yield	4.0%	3.9%	3.9%
Expected volatility	27.9%	30.0%	29.0%
Risk-free interest rate	3.08%	4.30%	4.52%
Expected life of stock option	6 years	6 years	6 years

Notes to Consolidated Financial Statements (continued)

The weighted average fair value per option was $4.22, $5.88 and $5.08 for options granted during fiscal 2004, 2003 and 2002, respectively.

Income Taxes—The company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. The company recognizes current tax liabilities and assets based on an estimate of taxes payable or refundable in the current year for each of the jurisdictions in which the company transacts business. As part of the determination of its current tax liability, management exercises considerable judgment in evaluating positions taken by the company in its tax returns. The company has established reserves for probable tax exposures. These reserves, included in current tax liabilities, represent the company’s estimate of amounts expected to be paid, which the company adjusts over time as more information regarding tax audits becomes available.

The company also recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences (e.g., book depreciation versus tax depreciation). If appropriate, the company recognizes valuation allowances to reduce such deferred tax assets to amounts that are more likely than not to be ultimately realized, based on the company’s assessment of estimated future taxable income, including the consideration of available tax planning strategies.

Comprehensive Income—Comprehensive income includes net income, currency translation adjustments, certain derivative-related activity, changes in the value of the company’s available-for-sale investments and changes in the minimum pension liability. The company deems its foreign investments to be permanent in nature and does not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars. The company reclassified $7.1 million and $7.2 million of foreign currency translation losses to net income due to the disposal of foreign subsidiaries in fiscal 2004 and 2003, respectively. There were no reclassification adjustments to other comprehensive income in fiscal 2002.

The following is a rollforward of the balances in accumulated other comprehensive income, net of tax (except for currency translation adjustment):

	CURRENCY TRANSLATION ADJUSTMENT	NET DERIVATIVE ADJUSTMENT	UNREALIZED GAINS ON SECURITIES	MINIMUM PENSION LIABILITY	ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Balance at May 27, 2001	$(120.7)	$—	$—	$—	$(120.7)
Current-period change	3.0	(21.4)	—	(13.4)	(31.8)
Balance at May 26, 2002	(117.7)	(21.4)	—	(13.4)	(152.5)
Current-period change	60.1	(2.1)	—	(64.9)	(6.9)
Balance at May 25, 2003	(57.6)	(23.5)	—	(78.3)	(159.4)
Current-period change	44.6	31.5	90.5	12.7	179.3
Balance at May 30, 2004	$(13.0)	$8.0	$90.5	$(65.6)	$19.9

The following details the income tax expense (benefit) on components of other comprehensive income (loss):

	2004	2003	2002
Cumulative effect of change in accounting	$—	$—	$(15.1)
Net derivative adjustment	19.3	(1.3)	3.1
Unrealized gains on available-for-sale securities	55.4	—	—
Minimum pension liability	7.8	(39.8)	(9.4)

Use of Estimates—Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect reported amounts of assets, liabilities, revenues and expenses as reflected in the financial statements. Actual results could differ from these estimates.

Reclassifications—On May 26, 2004, the company completed the sale of its animal feed business located in Spain and Portugal (“Spanish feed business”). The company completed the sale of a related poultry business in Portugal (“Portuguese poultry business”) in June 2004. Accordingly, the company removed the results of these businesses from the Food Ingredients reporting segment and now reflects the results of these businesses as discontinued operations for all periods presented.

On November 23, 2003, the company completed the sales of its chicken business and U.S. and Canadian crop inputs business (“UAP North America”). The company is in the process of disposing of the remaining businesses of its

Notes to Consolidated Financial Statements (continued)

Agricultural Products segment (“UAP International”). The company removed the chicken business results from the Meat Processing reporting segment and now reflects the chicken business results and the results of the entire Agricultural Products segment as discontinued operations for all periods presented.

On September 19, 2002 (during the company’s fiscal 2003 second quarter), the company sold a controlling interest in its fresh beef and pork operations to a joint venture led by outside investors. As a result of this transaction, the company reports its share of the earnings associated with its minority ownership of the joint venture as equity method investment earnings. The results of the fresh beef and pork operations prior to the transaction continue to be reported in the Meat Processing reporting segment.

Certain other reclassifications have been made to prior year amounts to conform to current year classifications.

Accounting Changes—Effective in the fourth quarter of fiscal 2004, the company adopted SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. The revisions to SFAS No. 132 are intended to improve financial statement disclosures for defined benefit plans. In particular, the standard requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant quantitative and qualitative information. Refer to Note 18 for further discussion of the company’s pension and other postretirement benefits obligations.

Effective in the fourth quarter of fiscal 2004, the company adopted FASB Staff Position (FSP) No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act, which was signed into law in December 2003, introduces a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. FSP No. 106-2 requires an employer to initially account for any subsidy received under the Act as an actuarial experience gain to the accumulated postretirement benefit obligation (APBO), which will be amortized over future service periods. Future subsidies will reduce service cost each year. Application of FSP No. 106-2 resulted in a reduction of the company’s selling, general and administrative expenses of $2.1 million in the fourth quarter of fiscal 2004 (see Note 18).

Effective February 22, 2004, the company adopted FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, as revised December 2003 (“FIN No. 46R”). A variable interest entity (“VIE”) is an entity whose equity investors do not have a controlling financial interest or do not have sufficient equity at risk to permit the entity to finance its own activities without additional subordinated financial support from other parties. FIN No. 46R provides that VIEs shall be consolidated by the entity deemed to be the primary beneficiary of the VIE. The primary beneficiary is the entity which has a variable interest that will absorb a majority of the VIE’s expected losses, expected residual returns, or both.

As a result of adopting FIN No. 46R, the company has consolidated several entities from which it leases property, plant and equipment. Certain of these entities are trusts formed to hold transportation equipment which the company leases. These leases were previously accounted for as operating leases. Consolidation of these entities resulted in a cumulative effect of change in accounting that reduced net income by $1.4 million (net of taxes of $0.9 million). The company also recorded $106.3 million in senior long-term debt and $104.1 million in property, plant and equipment, net.

The company has also consolidated entities from which it leases various office buildings. The lessors of these buildings are various partnerships (the “partnerships”), the beneficial owners of which are Opus Corporation or its affiliates (“Opus”). A member of the company’s board of directors is a beneficial owner, officer and director of Opus. The company has determined that it is the primary beneficiary of the partnerships. As a result of consolidating these entities, the company recorded $91.4 million in senior long-term debt, $116.6 million in property, plant and equipment, net and $25.2 million of minority interest in consolidated entities included in other noncurrent liabilities. Financing costs related to these office buildings were previously included in selling, general and administrative expenses. Effective with the adoption of FIN No. 46R, these financing costs are included in interest expense, net.

Notes to Consolidated Financial Statements (continued)

The company was also required to deconsolidate ConAgra Capital, L.C. (“ConAgra Capital”), an indirectly controlled subsidiary of the company. This entity had previously issued mandatorily redeemable preferred securities and entered into loan agreements with the company having similar terms as the preferred securities. Under the requirements of FIN No. 46R, the holders of the preferred securities are considered the primary beneficiaries of the entity. Accordingly, the company is no longer permitted to consolidate the entity. The effect of deconsolidating ConAgra Capital, is to reflect the amount of the loan between the company and ConAgra Capital, $221 million, as a component of senior long-term debt and the amount of the company’s investment in ConAgra Capital, $46 million, as a component of other assets. The net expense associated with these securities is included in interest expense, net. Prior to deconsolidation, the company reflected the securities held by third parties, in the amount of $175 million, within preferred securities of subsidiary company.

If FIN No. 46R would have been in effect during the first three quarters of fiscal 2004 and fiscal years 2003 and 2002, net income for those periods would not have been materially different from that which was previously reported.

The company adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective August 25, 2003. SFAS No. 150 establishes standards for classification and measurement in the balance sheets for certain financial instruments which possess characteristics of both a liability and equity. The adoption of SFAS No. 150 resulted in the classification of distributions on the securities of ConAgra Capital of approximately $2.2 million as interest expense for each of the second and third quarters of fiscal 2004. These distributions are included in selling, general and administrative expenses in the company’s condensed consolidated statements of earnings in all prior periods presented.

Effective May 26, 2003, the company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which requires the company to recognize the fair value of a liability associated with the cost the company is legally obligated to incur in order to retire an asset at some point in the future. The associated asset retirement costs are capitalized as part of the carrying amount of the associated long-lived asset. Over time, the liability will increase, reflecting the accretion of the obligation from its present value to the amount the company will pay to extinguish the liability, and the capitalized asset retirement costs will be depreciated over the useful life of the related asset. Application of this new accounting standard resulted in a cumulative effect of a change in accounting that decreased net income by $11.7 million (net of taxes of $7.2 million), or $0.02 per diluted share in fiscal 2004. This also resulted in the company recognizing an asset retirement obligation of $22.4 million in other noncurrent liabilities and increasing property, plant and equipment, net by $3.5 million. The majority of the company’s asset retirement obligations relate to various contractual obligations for restoration of leased assets at the end of lease terms. There have been no significant changes in the company’s asset retirement obligations during fiscal 2004.

If SFAS No. 143 would have been in effect in fiscal years 2003 and 2002, net income for those periods would not have been materially different from that which was previously reported.

The company adopted SFAS No. 142, Goodwill and Other Intangible Assets, at the beginning of fiscal 2003. The company’s adoption of SFAS No. 142 resulted in a cumulative effect of an accounting change that increased net income by $3.9 million, or $0.01 per diluted share for the fiscal year ended May 25, 2003. Amortization of goodwill and other identifiable intangible assets with indefinite lives was discontinued as of the adoption date.

Notes to Consolidated Financial Statements (continued)

The company’s fiscal 2002 results of operations do not reflect the provisions of SFAS No. 142. Had the company adopted SFAS No. 142 as of the beginning of fiscal 2002, the net income and basic and diluted earnings per share would have been the adjusted amounts indicated below:

YEAR ENDED MAY 26, 2002
Reported net income	$771.7
Add goodwill amortization, net of tax	97.7
Add brand/trademark amortization, net of tax	21.3
Adjusted net income	$890.7

Earnings per share — basic:
Reported net income	$1.45
Add goodwill amortization, net of tax	0.18
Add brand/trademark amortization, net of tax	0.04
Adjusted net income	$1.67

Earnings per share — diluted:
Reported net income	$1.45
Add goodwill amortization, net of tax	0.18
Add brand/trademark amortization, net of tax	0.04
Adjusted net income	$1.67

In fiscal 2002, the company adopted SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities, and its related amendment, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (collectively “SFAS No. 133”). The adoption of SFAS No. 133 resulted in a cumulative effect of an accounting change that reduced net income by $2.0 million, and decreased accumulated other comprehensive income by $24.6 million, net of tax, in fiscal 2002. Other than such cumulative effect, the effect of the change on income before cumulative effect of changes in accounting for fiscal 2002 was not material.

2. DISCONTINUED OPERATIONS AND DIVESTITURES

Chicken Business Divestiture

On November 23, 2003, the company completed the sale of its chicken business to Pilgrim’s Pride Corporation (the “chicken business divestiture”). The company has removed the results of operations, cash flows, assets and liabilities of the chicken business from the Meat Processing reporting segment and reflected the financial information as discontinued operations for all periods presented.

The company received $301 million of cash and 25.4 million shares of Pilgrim’s Pride Class A common stock valued at $246.1 million at the date of the transaction for the chicken business. The common stock received is contractually restricted, such that the company cannot sell any portion of the shares for a period of one year from the date of the chicken business divestiture. After one year, up to 8.47 million shares may be sold. The remaining shares can be sold in future periods, but no more than 8.47 million shares may be sold in any twelve-month period. With the consent of Pilgrim’s Pride Corporation, these trading restrictions may be waived. The fair value of the Pilgrim’s Pride Class A common stock was based on an independent valuation as of the date of the transaction and was reflective of the common stock’s trading restrictions. The common stock investment is included in the company’s balance sheet within other assets. As of May 30, 2004, 8.47 million shares are classified as available-for-sale, as these shares may be sold by the company within twelve months. The available-for-sale shares are stated at fair value based on quoted market prices with unrealized gains of $145.9 million included in accumulated other comprehensive income, net of applicable taxes. The remaining 16.93 million shares are accounted for at cost (based on the valuation performed on the transaction date).

During the fourth quarter of fiscal 2003, the company recognized an impairment charge of $69.4 million (net of an income tax benefit of $42.6 million) to reduce the carrying amount of the chicken business’ goodwill to zero and to reflect a reduction in the carrying values of long-lived assets of the chicken business to their fair value, less cost to sell. The final sales price of the chicken business was subject to a purchase price adjustment based on determination of the final net assets sold, which occurred in the first quarter of fiscal 2005. As part of settling the final purchase price adjustment, the company paid $34 million to Pilgrim’s Pride. The company has recognized a loss of $11.7 million for this final settlement in fiscal 2004.

Notes to Consolidated Financial Statements (continued)

UAP North America Divestiture

On November 23, 2003, the company completed the sale of UAP North America to Apollo Management, L.P. (“Apollo”). The company is actively marketing the remaining businesses of its Agricultural Products segment (“UAP International”) and believes such businesses will be disposed of during fiscal 2005. Accordingly, the company now reflects the results of the entire Agricultural Products segment as discontinued operations for all periods presented.

The company initially received $503 million of cash, $60 million of Series A redeemable preferred stock of UAP Holdings (the “UAP Preferred Securities”) and $61 million in the form of a receivable from Apollo. As of the end of fiscal 2004, the company’s consolidated balance sheet included a $60.3 million receivable. The company collected this balance subsequent to year end.

The UAP Preferred Securities contain a payment-in-kind dividend of 8% for the first five years, 9% for year six and 10% for years seven through nine. In January 2004, Apollo repurchased $26.1 million of the preferred securities for cash. The remaining UAP Preferred Securities must be redeemed by December 2012. The preferred securities may be redeemed earlier at UAP Holding’s option, at the company’s option in the event of a change of control, and are required to be redeemed upon Apollo’s sale of its UAP Holdings’ common stock. Any redemption would be subject to the terms of UAP Holdings’ current material financing agreements. Based on an independent valuation, the fair value of the UAP Preferred Securities was estimated to approximate their face value. The UAP Preferred Securities investment is included in the company’s balance sheet within other assets.

As a result of the UAP North America divestiture, the company recognized during fiscal 2004 a loss on disposition of businesses of $14.6 million and $43.8 million of income resulting from rebates UAP North America received from its suppliers subsequent to the divestiture date that relate to pre-divestiture operations. These amounts are included in the company’s results from discontinued operations.

During the second quarter of fiscal 2004, the company wrote-down certain long-lived assets of UAP International by $9.7 million in order to reflect the value of these assets at their fair value, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The company’s UAP North America operations had a fiscal year end of February, while the company’s consolidated year end is May. Historically, the results of UAP North America have been reflected in the company’s consolidated results on a three-month “lag” (e.g., UAP North America’s results for June through August are included in the company’s consolidated results for the period September through November). Due to the disposition of UAP North America on November 23, 2003, UAP North America’s results for the three months ending November 23, 2003, a net-of-tax loss of approximately $23.8 million, was recorded directly to retained earnings. If this business had not been divested, this net-of-tax loss would have been recognized in the company’s fiscal 2004 consolidated statement of earnings. The comparable amount recorded in income (loss) from discontinued operations for the three-month period ended November 24, 2002 was a loss of $19.6 million.

Spanish Feed and Portuguese Divestiture

On May 26, 2004, the company completed the sale of its Spanish feed business to the Carlyle Group for cash proceeds of $82.6 million, resulting in a gain from disposal of businesses of $33.6 million. The company completed the sale of the Portuguese poultry business in the first quarter of fiscal 2005. Accordingly, the company removed the results of these businesses from the Food Ingredients reporting segment and now reflects the results of these businesses as discontinued operations for all periods presented. During the fourth quarter of fiscal 2004, the company wrote-down certain assets of the Portuguese poultry business by $17.2 million in order to reflect these assets at their fair value.

Notes to Consolidated Financial Statements (continued)

Summary results of operations of the Agricultural Products segment, the chicken business and the Spanish feed and Portuguese poultry businesses included within discontinued operations are as follows:

	2004	2003	2002
Net sales	$3,656.6	$5,260.6	$5,605.8
Long-lived asset impairment charge	(26.9)	(112.0)	—
Income from operations of discontinued operations before income taxes	140.7	53.8	39.1
Net gain from disposal of businesses	51.1	—	—
Income (loss) before income taxes	164.9	(58.2)	39.1
Income tax (expense) benefit	(65.6)	22.1	(16.5)
Income (loss) from discontinued operations, net of tax	$99.3	$(36.1)	$22.6

The assets and liabilities of the Agricultural Products segment, the chicken business, the Spanish feed and Portuguese poultry businesses as of May 30, 2004 and May 25, 2003 are as follows:

	2004	2003
Receivables, less allowances for doubtful accounts	$81.6	$280.8
Inventories	48.4	1,028.7
Prepaid expenses and other current assets	5.6	195.7
Current assets of discontinued operations	$135.6	$1,505.2
Property, plant and equipment, net	$8.7	$504.6
Goodwill and other intangibles	—	38.4
Other assets	1.3	14.6
Noncurrent assets of discontinued operations	$10.0	$557.6
Notes payable	$23.2	$25.3
Accounts payable	82.2	551.0
Other accrued liabilities and advances on sales	15.1	420.1
Current liabilities of discontinued operations	$120.5	$996.4
Long-term debt	$—	$17.0
Other noncurrent liabilities	—	0.4
Noncurrent liabilities of discontinued operations	$—	$17.4

Fresh Beef & Pork Divestiture

On September 19, 2002, the company completed a transaction in which it sold a controlling interest in its fresh beef and pork operations to a joint venture led by Hicks, Muse, Tate & Furst Incorporated (the “fresh beef and pork divestiture”). Outside investors own 55% of the joint venture and the company owns the remaining 45%.

The fresh beef operations sold to the joint venture include a beef processing business as well as a cattle feeding business. The purchase price associated with the cattle feeding business was financed entirely by the company with cattle feeding-related notes receivable. Total cattle feeding-related notes receivable were approximately $315 million as of May 30, 2004, comprised of the joint venture’s borrowings under a $350 million secured line of credit and a $30 million 8% secured promissory note issued by the joint venture. The cattle feeding-related notes receivable, which are collateralized by the cattle, feedlots and other assets of the cattle feeding business, mature in September 2004.

As part of the fresh beef and pork divestiture, the company purchased $150 million of 12.5% senior subordinated notes issued by a subsidiary of the joint venture, which effectively reduced the amount of cash received. The company sold $120 million of these notes in March 2003 and sold the remaining $30 million of notes during the second quarter of fiscal 2004. The company’s statement of earnings was not materially impacted by the sale of the notes.

Due to the purchase price of the cattle feeding business being entirely financed by the company, the legal divestiture of the cattle feeding operation has not been recognized as a divestiture for accounting purposes. In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) Topic 5E, Accounting for Divestiture of a Subsidiary or Other Business Operation, the company has aggregated the assets and liabilities associated with the cattle feeding operation on its balance sheet (after elimination of the joint venture’s cattle feeding notes payable against the company’s cattle feeding notes receivable). The cattle feeding operation aggregate assets of $349.1 million and $390.4 million at May 30, 2004 and May 25, 2003, respectively, are presented in the company’s balance sheet within other assets, while its aggregate liabilities have been aggregated and are presented within other noncurrent liabilities. This accounting treatment will be continued by the company until circumstances have changed sufficiently that it becomes appropriate to recognize the transaction as a divestiture for accounting purposes.

In the fourth quarter of fiscal 2003, the company sold its canned seafood operations for approximately $180 million. These operations had annual sales of approximately $500 million.

Notes to Consolidated Financial Statements (continued)

3. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

Goodwill by reporting segment is as follows:

	2004	2003
Retail Products	$3,476.9	$3,475.7
Foodservice Products	285.1	288.7
Food Ingredients	34.6	40.6
Total	$3,796.6	$3,805.0

As a result of the fresh beef and pork divestiture (see Note 2), goodwill associated with the fresh beef and pork operations (and included in the Meat Processing reporting segment) was reduced by $66.1 million in fiscal 2003.

Other identifiable intangible assets are as follows:

	2004		2003
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION
Non-amortizing intangible assets	$798.1	$—	$791.6	$—
Amortizing intangible assets	38.7	9.9	38.8	6.1
Total	$836.8	$9.9	$830.4	$6.1

Non-amortizing intangible assets are primarily composed of the company’s brands/trademarks. Amortizing intangible assets, carrying a weighted average life of approximately 14 years, are principally composed of licensing arrangements and customer lists. For fiscal years 2004, 2003 and 2002, the company recognized $3.8 million, $4.1 million and $37.0 million, respectively, of amortization expense. Based on amortizing assets recognized in the company’s balance sheet as of May 30, 2004, amortization expense is estimated to be approximately $2 million for each of the next five years.

As a result of the fresh beef and pork divestiture and the canned seafood divestiture (see Note 2), non-amortizing intangible assets were reduced by $51.9 million and amortizing intangible assets were reduced by $5.1 million in fiscal 2003.

4. EARNINGS PER SHARE

Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock awards and other dilutive securities.

The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	2004	2003	2002
Net Income:
Income from continuing operations before cumulative effect of changes in accounting	$725.1	$796.0	$751.1
Income (loss) from discontinued operations	99.3	(36.1)	22.6
Cumulative effect of changes in accounting	(13.1)	3.9	(2.0)
Net income	811.3	763.8	771.7
Redemption of subsidiary preferred securities, net of tax	—	—	(6.7)
Income available to common shareholders	$811.3	$763.8	$765.0
Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	527.2	528.6	525.8
Add: Dilutive effect of stock options, restricted stock awards and other dilutive securities	3.5	2.1	2.2
Diluted weighted average shares outstanding	530.7	530.7	528.0

At the end of fiscal years 2004, 2003 and 2002, there were 12.2 million, 15.4 million and 7.4 million stock options outstanding, respectively, that were excluded from the computation of shares contingently issuable upon exercise of the stock options because exercise prices exceeded the annual average market value of common stock.

Notes to Consolidated Financial Statements (continued)

5. RECEIVABLES SECURITIZATION

At fiscal year end 2004, the company had agreements to sell interests in pools of receivables, in an amount not to exceed $400 million at any one time. Participation interests in new receivables may be sold as collections reduce previously sold participation interests. The participation interests are sold at a discount that is included in selling, general and administrative expenses in the consolidated statements of earnings. During fiscal 2004, the company sold interests in net new receivables approximating $620 million and used $1.09 billion of net additional collections to reduce the facilities from $470 million at fiscal year end 2003 to $0 at fiscal year end 2004.

6. OPERATIONAL EFFICIENCY INITIATIVES

As part of efforts to improve the company’s cost structure, margins and competitive position, the company implemented a series of initiatives to better align and utilize the company’s collective resources during fiscal 2004. The specific initiatives include:

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

Detail of the company’s fiscal 2004 expenses is as follows:

	RETAIL PRODUCTS		FOODSERVICE PRODUCTS		FOOD INGREDIENTS		CONSOLIDATED
	COGS	SG&A	COGS	SG&A	COGS	SG&A	COGS	SG&A
Employee Termination	$4.4	$5.6	$0.5	$9.5	$0.9	$2.5	$5.8	$17.6
Accelerated Depreciation	15.0	—	3.8	—	—	—	18.8	—
Equipment/Employee Relocation	0.4	—	1.0	3.0	—	—	1.4	3.0
Asset Impairment	—	—	—	—	—	3.0	—	3.0
Other	—	0.1	7.3	3.7	1.1	—	8.4	3.8
Total	$19.8	$5.7	$12.6	$16.2	$2.0	$5.5	$34.4	$27.4

The total fiscal 2004 employee termination expense of $23.4 million includes $16.0 million paid during fiscal 2004 and accrued expenses of $7.4 million.

During fiscal 2005, the company anticipates it will incur additional expenses associated with its cost saving initiatives of approximately $28 million.

7. INVENTORIES

The major classes of inventories are as follows:

	2004	2003
Raw materials and packaging	$1,132.2	$886.9
Work in progress	75.0	91.6
Finished goods	1,201.5	1,220.7
Supplies and other	172.2	199.4
	$2,580.9	$2,398.6

8. CREDIT FACILITIES AND BORROWINGS

At May 30, 2004, the company had credit lines from banks that totaled approximately $1.36 billion, including $1.05 billion of long-term revolving credit facilities maturing in May 2007 and short-term loan facilities approximating $314 million. Borrowings under the revolver agreements bear interest at or below prime rate and may be prepaid without penalty.

The company finances its short-term liquidity needs with bank borrowings, commercial paper borrowings and bankers’ acceptances. The average consolidated short-term borrowings outstanding under these facilities were $121.1 million and $572.0 million for fiscal years 2004 and 2003, respectively. The highest period-end, short-term indebtedness during fiscal 2004 and 2003 was $295.0 million and $899.5 million, respectively, for short-term borrowings. The weighted average interest rate was 2.33% and 1.75% for fiscal 2004 and 2003, respectively.

Notes to Consolidated Financial Statements (continued)

9. SENIOR LONG-TERM DEBT, SUBORDINATED DEBT AND LOAN AGREEMENTS

	2004	2003
Senior Debt
8.25% senior debt due September 2030	$300.0	$300.0
7.0% senior debt due October 2028	400.0	400.0
6.7% senior debt due August 2027 (redeemable at option of holders in 2009)	300.0	300.0
7.125% senior debt due October 2026 (redeemable at option of holders in 2006)	400.0	400.0
7.875% senior debt due September 2010	750.0	750.0
9.875% senior debt due November 2005	100.0	100.0
7.5% senior debt due September 2005	600.0	600.0
9.87% to 9.95% senior notes due in various amounts through 2009	25.2	28.0
8.1% to 9.0% publicly issued medium-term notes due in various amounts through 2004	12.0	12.0
Floating rate senior debt	—	500.0
6.0% senior debt due September 2006	500.0	500.0
6.75% senior debt due September 2011	1,000.0	1,000.0
1.65% to 9.28% Industrial Development Revenue Bonds (collateralized by plant and equipment) due on various dates through 2019	13.5	13.0
5.55% to 10.07% lease financing obligations due on various dates through 2024	194.7	—
Notes securing preferred securities of a subsidiary company due June 2043	221.5	—
Miscellaneous unsecured	50.7	57.4
Total face value senior debt	4,867.6	4,960.4
Subordinated Debt
9.75% subordinated debt due March 2021	400.0	400.0
7.4% subordinated debt due September 2004	300.0	300.0
7.375% subordinated debt due February 2005	50.0	50.0
Total face value subordinated debt	750.0	750.0
Total debt face value	5,617.6	5,710.4
Unamortized discounts/premiums	(10.3)	(11.7)
Hedged debt adjustment to fair value	55.8	205.2
Less current portion	(382.4)	(508.7)
Total long-term debt	$5,280.7	$5,395.2

Included in the above amount are notes securing preferred securities of a subsidiary company. Prior to fiscal 2004, the company did not classify these securities as long-term debt; however, in conjunction with the company’s adoption of FIN No. 46R, the company now classifies these securities as long-term debt.

The securities were issued at a price of $25 per share and are non-voting (except in certain limited circumstances). These securities are fully and unconditionally guaranteed (as provided in the guarantee documents) by ConAgra Foods and, in certain limited circumstances, are exchangeable for debt securities of ConAgra Foods. ConAgra Capital (with ConAgra Foods’ consent) may redeem these securitites, in whole or in part, at $25 per security plus accumulated and unpaid distributions to the date fixed for redemption.

The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years following May 30, 2004, are as follows:

2005	$382.4
2006	717.3
2007	518.2
2008	17.3
2009	19.2

The most restrictive note agreements (the revolving credit facilities and certain privately placed long-term debt) require the company to repay the debt if consolidated funded debt exceeds 65% of consolidated capital base or if fixed charges coverage is less than 1.75 to 1.0, as such terms are defined in applicable agreements. As of the end of fiscal 2004, the company’s consolidated funded debt was approximately 53% of its consolidated capital base and the fixed charges ratio was approximately 3.8 to 1.0.

Net interest expense consists of:

	2004	2003	2002
Long-term debt	$335.1	$328.4	$356.4
Short-term debt	7.2	19.2	87.5
Interest income	(49.6)	(53.7)	(23.5)
Interest included in cost of goods sold	(13.4)	(15.3)	(20.8)
Interest capitalized	(4.4)	(3.9)	(6.0)
	$274.9	$274.7	$393.6

As noted in the above table, interest expense incurred to finance hedged inventories has been charged to cost of goods sold.

Net interest paid was $281.1 million, $289.6 million and $379.1 million in fiscal 2004, 2003 and 2002, respectively.

The carrying amount of long-term debt (including current installments) was $5.7 billion and $5.9 billion as of May 30, 2004 and May 25, 2003, respectively. Based on current market rates provided primarily by outside investment bankers, the fair value of this debt at May 30, 2004 and May 25 2003, was estimated at $6.2 billion and $6.8 billion, respectively.

Notes to Consolidated Financial Statements (continued)

10. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of:

	2004	2003
Legal and environmental liabilities primarily associated with the company’s acquisition of Beatrice Company (see Note 16)	$132.2	$130.0
Postretirement health care and pensions	578.9	600.8
Deferred taxes	377.5	265.6
Liabilities of divested cattle feeding operations (see Note 2)	34.8	59.7
Other	97.1	53.1
	1,220.5	1,109.2
Less current portion	(77.4)	(69.2)
	$1,143.1	$1,040.0

11. CAPITAL STOCK

The company has authorized shares of preferred stock as follows:

Class B—$50 par value; 150,000 shares

Class C—$100 par value; 250,000 shares

Class D—without par value; 1,100,000 shares

Class E—without par value; 16,550,000 shares

There were no preferred shares issued or outstanding as of May 30, 2004.

On December 4, 2003, the company announced a share repurchase program of up to $1 billion. During fiscal 2004, the company repurchased approximately 15.3 million shares at a total cost of $418.6 million.

12. EMPLOYEE EQUITY FUND

In fiscal 1993, the company established a $700 million Employee Equity Fund (“EEF”), a grantor trust, to pre-fund future stock-related obligations of the company’s compensation and benefit plans. The EEF supports employee plans that use ConAgra Foods common stock.

For financial reporting purposes the EEF is consolidated with ConAgra Foods. The fair value of the shares held by the EEF is shown as a reduction to common stockholders’ equity in the company’s consolidated balance sheets. All dividends and interest transactions between the EEF and ConAgra Foods are eliminated. Differences between cost and fair value of shares held and/or released are included in consolidated additional paid-in capital.

Following is a summary of shares held by the EEF:

	2004	2003
Shares held (in millions)	1.1	7.4

Cost—per share	$14.55	$14.55
Cost—total (in millions)	$15.5	$108.0

Fair value—per share	$28.12	$23.01
Fair value—total (in millions)	$29.9	$170.7

13. STOCK PLANS

Stock option plans approved by the stockholders provide for granting of options to employees for purchase of common stock at prices equal to fair value at the time of grant. Options become exercisable under various vesting schedules (typically three to five years) and generally expire 10 years after the date of grant.

A summary of the outstanding and exercisable stock options during the three years ended May 30, 2004 is presented below:

	2004		2003		2002
(Shares in millions)	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	SHARES	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at beginning of year	35.2	$23.76	31.9	$22.97	28.8	$22.80
Granted	3.7	$21.90	7.5	$25.58	7.3	$22.04
Exercised	(5.8)	$20.47	(2.3)	$17.71	(2.3)	$16.23
Forfeited/Expired	(4.3)	$25.19	(1.9)	$24.82	(1.9)	$24.63
Outstanding at end of year	28.8	$23.98	35.2	$23.76	31.9	$22.97
Options exercisable at end of year	18.9	$24.46	21.1	$23.83	20.3	$23.49

The following table summarizes information about stock options outstanding as of May 30, 2004:

			OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
(Shares in millions) RANGE OF EXERCISE PRICES			NUMBER OUTSTANDING	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE	WEIGHTED AVERAGE EXERCISE PRICE
$4.87	–	$20.75	3.9	4.5	$19.21	3.5	$19.12
$20.76	–	$22.00	9.8	7.7	$21.63	4.3	$21.70
$22.01	–	$25.36	6.4	5.7	$24.33	4.6	$24.02
$25.37	–	$28.31	6.2	6.6	$26.69	4.1	$27.08
$28.32	–	$36.81	2.5	3.7	$33.35	2.4	$33.48
$4.87	–	$36.81	28.8	6.2	$23.98	18.9	$24.46

In accordance with stockholder-approved plans, the company grants stock under various stock-based compensation arrangements including restricted stock, phantom stock and stock issued in lieu of cash bonuses. Under each arrangement, stock is issued without direct cost to the employee. In addition, the company grants restricted share equivalents. The restricted share equivalents are credited with appreciation or depreciation in the company’s stock during the restriction period and will be settled in cash when the restriction period ends. During fiscal 2004, 2003 and 2002, the company granted shares and share equivalents totaling 2.1 million, 1.1 million and 0.6 million, respectively, with a weighted average grant date value of $23.95, $25.15 and $20.94, respectively, under these arrangements. The compensation expense for the company’s stock-based awards totaled $21.8 million, $18.2 million and $17.2 million for fiscal 2004, 2003 and 2002, respectively. At May 30, 2004, the amount of deferred stock-based compensation granted, but to be recognized over future periods, was estimated to be $52.9 million.

At May 30, 2004, approximately 15.3 million shares were reserved for granting additional options and restricted, phantom or bonus stock awards.

14. PRE-TAX INCOME AND INCOME TAXES

Pre-tax income from continuing operations (including equity method investment earnings) before cumulative effect of changes in accounting consisted of the following:

	2004	2003	2002
United States	$1,091.2	$1,130.2	$1,114.8
Foreign	61.5	101.5	113.8
	$1,152.7	$1,231.7	$1,228.6

The provision for income taxes includes the following:

	2004	2003	2002
Current
Federal	$218.8	$183.5	$369.2
State	50.7	43.6	34.6
Foreign	32.5	49.2	43.6
	302.0	276.3	447.4
Deferred
Federal	109.1	138.4	26.1
State	16.5	21.0	4.0
	125.6	159.4	30.1
	$427.6	$435.7	$477.5

Income taxes computed by applying statutory rates to income from continuing operations before income taxes are reconciled to the provision for income taxes set forth in the consolidated statements of earnings as follows:

	2004	2003	2002
Computed U.S. federal income taxes	$403.4	$431.1	$430.0
State income taxes, net of U.S. federal tax benefit	37.5	32.0	27.9
Nondeductible amortization of goodwill and other intangibles	—	—	27.8
Export and jobs tax credits	(14.5)	(13.1)	(16.0)
Generation of foreign tax credits	(50.9)	(114.0)	—
Divestitures of businesses	72.3	62.3	—
Favorable IRS settlement, net	(27.0)	—	—
Incremental foreign income taxes	4.2	14.7	4.4
SEC settlement reserve	8.8	—	—
Change in valuation allowance	—	19.2	—
Other	(6.2)	3.5	3.4
	$427.6	$435.7	$477.5

Income taxes paid were $315.8 million, $249.0 million and $310.4 million in fiscal 2004, 2003 and 2002, respectively.

The tax effect of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consists of the following:

	2004		2003
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
Depreciation and amortization	$—	$549.4	$—	$609.3
Pension and other postretirement benefits	186.9	—	186.3	—
Other noncurrent liabilities that will give rise to future tax deductions	135.0	—	202.1	—
Accrued expenses	80.1	—	83.8	—
Restructuring/impairment charges	25.0	—	64.7	—
Impairment charge on chicken business	—	—	42.6	—
Unrealized appreciation on investments	—	55.4	—	—
Capital losses	20.2	—	20.2	—
Foreign tax credit carryforwards	19.0	—	33.9	—
Inventory basis differences	11.9	—	—	3.4
Capital leases	—	16.2	—	25.0
Allowance for bad debts	9.5	—	25.2	—
Acquisition cost amortization	1.8	—	80.0	—
Other	36.0	22.9	15.5	28.2
	525.4	643.9	754.3	665.9
Less: Valuation allowance	(19.2)	—	(19.2)	—
Net deferred taxes	$506.2	$643.9	$735.1	$665.9

Notes to Consolidated Financial Statements (continued)

At May 30, 2004 and May 25, 2003, net deferred tax assets of $239.8 million and $334.8 million, respectively, are included in prepaid expenses and other current assets.  At May 30, 2004 and May 25, 2003, net deferred tax liabilities of $377.5 million and $265.6 million, respectively, are included in other noncurrent liabilities.

The reserve for tax contingencies related to the Internal Revenue Service (“IRS”) exams, state and local exams and international tax matters was $90.5 million at May 25, 2003 and $43.1 million at May 30, 2004. The decrease in the reserve is due principally to the favorable settlement of the IRS' examination of the company’s tax returns for fiscal years 1996 through 1999. The IRS has closed examinations of the company’s tax returns through fiscal 1999. Certain tax authorities have proposed adjustments for later years, some of which are being contested by the company. The company believes that it has made adequate provisions for income taxes payable.

15. COMMITMENTS

The company leases certain facilities and transportation equipment under agreements that expire at various dates. Rent expense under all operating leases for continuing operations was $183.9 million, $207.9 million and $226.5 million in fiscal 2004, 2003 and 2002, respectively. Rent expense under operating leases for discontinued operations was $36.4 million, $72.4 million and $80.8 million in fiscal 2004, 2003 and 2002, respectively.

A summary of noncancelable operating lease commitments for fiscal years following May 30, 2004, is as follows:

2005	$90.0
2006	79.3
2007	66.9
2008	85.5
2009	52.2
Later years	185.0
$558.9

The company had performance bonds and other commitments and guarantees (primarily guarantees of leases entered into by certain of its equity method investees) outstanding at May 30, 2004, aggregating to $74.9 million.

ConAgra Foods enters into many lease agreements for land, buildings and equipment at competitive market rates, and some of the lease arrangements are with Opus Corporation or its affiliates. A director of ConAgra Foods is a beneficial owner, officer and director of Opus Corporation. The agreements relate to the leasing of land and buildings for ConAgra Foods. ConAgra Foods occupies the buildings pursuant to long-term leases with Opus Corporation and its affiliates, some of which contain various termination rights and purchase options. Leases effective in fiscal 2004 required annual lease payments by ConAgra Foods of $21 million. As a result of adopting FIN No. 46R, the company has consolidated certain of the Opus affiliates from which it leases property, plant and equipment. These leases were previously accounted for as operating leases. Opus Corporation or its affiliates was paid $41 million for construction work during fiscal 2004 on properties leased by ConAgra Foods from third parties. Opus Corporation had revenues in excess of $1 billion in 2003.

16. CONTINGENCIES

In fiscal 1991, the company acquired Beatrice Company (“Beatrice”). As a result of the acquisition and the significant pre-acquisition contingencies of the Beatrice businesses and its former subsidiaries, the consolidated post-acquisition financial statements of the company reflect significant liabilities associated with the estimated resolution of these contingencies. These include various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by the company. The environmental proceedings include litigation and administrative proceedings involving Beatrice’s status as a potentially responsible party at 39 Superfund, proposed Superfund or state-equivalent sites; these sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes and/or other contaminants. Beatrice has paid or is in the process of paying its liability share at 34 of these sites. Reserves for these matters have been established based on the company’s best estimate of its undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of Beatrice and other potentially responsible parties and its experience in remediating sites. The reserves for Beatrice environmental matters totaled $115.2 million as of May 30, 2004 and $121.2 million as of May 25, 2003, a majority of which relates to the Superfund and state equivalent sites referenced above. Expenditures for these matters are expected to occur over a period of 5 to 20 years.

Notes to Consolidated Financial Statements (continued)

In certain limited situations, the company will guarantee an obligation of an unconsolidated entity. Currently, the company guarantees certain obligations primarily associated with leases entered into by several of its equity method investees. Under these arrangements, the company is obligated to perform under these leases (i.e., make the lease payments) should the equity method investees be unable to perform. Most of these guarantees resulted from the company’s fresh beef and pork divestiture. The leases have terms not exceeding 12 years and the maximum amount of future payments the company has guaranteed is approximately $55.3 million. The company has also assigned a hog purchase contract to the beef and pork joint venture, and the venture has indemnified the company for all liabilities under the contract. The company has guaranteed the performance of the fresh beef and pork joint venture with respect to the hog purchase contract. The hog purchase contract requires the fresh beef and pork joint venture to purchase a minimum of approximately 1.2 million hogs annually through 2014. The contract stipulates minimum price commitments, based in part on market prices and, in certain circumstances, also includes price adjustments based on certain inputs. The company does not have a liability established in its balance sheet for these arrangements as the company has determined that performance under the guarantees is not probable.

The results for fiscal 2004 include litigation expense related to a choline chloride joint venture with E.I. du Pont Nemours and Co. (“DuPont”) that was sold in 1997. Subsequent to the sale, civil antitrust lawsuits against DuPont, the company and the venture were filed in various federal and state courts. In connection with the settlement of certain of these cases and the remaining civil actions, the company recorded a $25 million pre-tax charge against earnings in fiscal 2004 as an additional reserve for these matters. The litigation expenses are recorded in selling, general and administrative expenses.

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

The company is a party to a number of lawsuits and claims arising out of the operation of its businesses. After taking into account liabilities recorded for all of the foregoing matters, management believes the ultimate resolution of such matters should not have a material adverse effect on the company’s financial condition, results of operations or liquidity.

17. DERIVATIVE FINANCIAL INSTRUMENTS

The company is exposed to market risks, such as changes in commodity prices, foreign currency exchange rates and interest rates. To manage volatility associated with these exposures, the company may enter into various derivative transactions (e.g., futures and options) pursuant to established company policies.

Commodity Price Management—The company is subject to raw material price fluctuations caused by supply conditions, weather, economic conditions and other factors. Generally, the company utilizes commodity futures and options contracts to reduce the volatility of commodity input prices on items such as vegetable oils, dairy, grains and energy.

Foreign Currency Management—In order to reduce exposures related to changes in foreign currency exchange rates, the company may enter into forward exchange or option contracts for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods and future settlement of foreign-denominated assets and liabilities.

Hedges of anticipated foreign currency-denominated transactions are designated as cash flow hedges. The gains and losses associated with these hedges are deferred in accumulated other comprehensive income until the forecasted transaction impacts earnings. Forward exchange and option contracts are also used to hedge firm commitment transactions denominated

Notes to Consolidated Financial Statements (continued)

in a currency other than the applicable functional currency. The firm commitments and foreign currency hedges are both recognized at fair value within prepaid expenses and other current assets or other accrued liabilities. Gains and losses associated with firm commitment and foreign currency hedges are recognized within net sales, cost of goods sold or selling, general and administrative expenses, depending on the nature of the transaction. Foreign currency derivatives that the company has elected not to account for under hedge accounting are recorded immediately in earnings within sales, cost of goods sold or selling, general and administrative expenses, depending on the nature of the transaction.

Interest Rate Management—In order to reduce exposures related to changes in interest rates, the company may use derivative instruments, including interest rate swaps. During fiscal 2004, the company closed out all $2.5 billion of its interest rate swap agreements in order to lock-in existing favorable interest rates. These interest rate swap agreements were previously put in place as a strategy to hedge interest costs associated with long-term debt. For financial statement and tax purposes, the proceeds received upon termination of the interest rate swap agreements will be recognized over the term of the debt instruments originally hedged. Consequently, the company’s interest expense, primarily in fiscal 2005, will continue to reflect the locked-in interest rates.

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

The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. As of May 30, 2004 and May 25, 2003, the fair value of derivatives recognized within prepaid expenses and other current assets was $128.1 million and $323.0 million, respectively, while the amount recognized within other accrued liabilities was $10.3 million and $84.5 million, respectively. As of May 30, 2004 and May 25, 2003, the fair value of derivatives recognized in current assets of discontinued operations was $0 and $2.3 million, respectively.

For fiscal 2004, 2003 and 2002, the ineffectiveness associated with derivatives designated as cash flow and fair value hedges from continuing operations was a gain of $4.1 million, a loss of $1.6 million and a loss of $6.4 million, respectively. Hedge ineffectiveness is recognized within net sales, cost of goods sold or interest expense, depending on the nature of the hedge. The company does not exclude any component of the hedging instrument’s gain or loss when assessing effectiveness.

Generally, the company hedges a portion of its anticipated consumption of commodity inputs for periods up to 12 months. The company may enter into longer-term hedges on particular commodities if deemed appropriate. As of May 30, 2004, the company had hedged certain portions of its anticipated consumption of commodity inputs through June 2005.

As of May 30, 2004 and May 25, 2003, the net deferred gain or loss recognized in accumulated other comprehensive income was an $8.0 million gain and a $23.5 million loss, net of tax, respectively. The company anticipates a gain of $13.1 million, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings over the next 12 months. The company anticipates a loss of $5.1 million, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings subsequent to the next 12 months.

For fiscal 2004, the company did not discontinue any fair value hedges, but recognized a $4.2 million net-of-tax gain within discontinued operations related to discontinued cash flow hedges that were no longer probable of occurring as a result of the chicken business divestiture. For fiscal 2003, the company recognized a total of $5.1 million gain within sales and cost of goods sold and a $3.2 million loss within selling, general and administrative expenses related to discontinued cash flow hedges that were no longer probable of occurring primarily as a result of the fresh beef and pork divestiture. A $9.6 million gain and a $3.7 million loss, net of tax, were transferred from accumulated other comprehensive income into income from continuing operations in fiscal 2004 and fiscal 2003, respectively. For fiscal 2004 and fiscal 2003, respectively, a $0.2 million loss and $4.0 million gain, net of tax, were transferred from accumulated other comprehensive income into income (loss) from discontinued operations.

Notes to Consolidated Financial Statements (continued)

18. PENSION AND POSTRETIREMENT BENEFITS

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

The changes in benefit obligations and plan assets at February 28, 2004 and 2003 were as follows:

	PENSION BENEFITS		OTHER BENEFITS
	2004	2003	2004	2003
Change in Benefit Obligation
Benefit obligation at beginning of year	$1,900.0	$1,709.1	$514.3	$381.9
Service cost	61.7	62.1	3.8	3.1
Interest cost	119.7	120.6	31.9	26.5
Plan participants’ contributions	—	0.1	4.6	3.7
Amendments	10.0	(8.9)	0.4	(6.9)
Actuarial loss	134.4	114.5	26.1	152.7
Dispositions	(12.8)	—	(2.0)	—
Other	0.6	0.1	(2.6)	—
Benefits paid	(102.4)	(97.6)	(48.8)	(46.7)
Benefit obligation at end of year	$2,111.2	$1,900.0	$527.7	$514.3
Change in Plan Assets
Fair value of plan assets at beginning of year	$1,540.9	$1,534.9	$4.4	$4.7
Actual return on plan assets	396.5	(112.1)	3.0	0.6
Dispositions	(7.8)	—	—	—
Employer contributions	65.8	233.2	43.4	42.1
Plan participants’ contributions	—	0.1	4.6	3.7
Investment and administrative expenses	(18.4)	(17.7)	—	—
Other	0.4	0.1	—	—
Benefits paid	(102.4)	(97.6)	(48.8)	(46.7)
Fair value of plan assets at end of year	$1,875.0	$1,540.9	$6.6	$4.4

The funded status and amounts recognized in the company’s consolidated balance sheets at May 30, 2004 and May 25, 2003 were:

	PENSION BENEFITS		OTHER BENEFITS
	2004	2003	2004	2003
Funded Status	$(236.2)	$(359.1)	$(521.1)	$(509.9)
Unrecognized actuarial (gain) loss	160.0	287.3	136.1	119.7
Unrecognized prior service cost	15.7	13.0	(3.9)	(5.1)
Unrecognized transition amount	(0.4)	(0.6)	—	—
Fourth quarter employer contribution	1.4	3.0	—	—
Accrued benefit cost	$(59.5)	$(56.4)	$(388.9)	$(395.3)
Amounts Recognized in Consolidated Balance Sheets
Prepaid benefit cost	$—	$4.9	$—	$—
Accrued benefit cost	(190.0)	(205.5)	(388.9)	(395.3)
Intangible asset	20.2	16.3	—	—
Accumulated other comprehensive loss	110.3	127.9	—	—
Net amount recognized	$(59.5)	$(56.4)	$(388.9)	$(395.3)
Weighted-Average Actuarial Assumptions Used to Determine Benefit Obligations At February 28
Discount rate	6.00%	6.50%	6.00%	6.50%
Long-term rate of compensation increase	4.50%	4.50%	N/A	N/A

The accumulated benefit obligation for all defined benefit pension plans was $2.02 billion and $1.74 billion at February 28, 2004 and 2003, respectively.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets at February 28, 2004 and 2003, respectively, were:

	2004	2003
Projected benefit obligation	$610.7	$610.9
Accumulated benefit obligation	601.9	606.9
Fair value of plan assets	440.6	399.1

Notes to Consolidated Financial Statements (continued)

Components of pension benefit and other postretirement benefit costs are:

	PENSION BENEFITS			OTHER BENEFITS
	2004	2003	2002	2004	2003	2002
Service cost	$61.7	$62.1	$59.6	$3.8	$3.1	$3.0
Interest cost	119.7	120.6	115.1	31.9	26.5	25.2
Expected return on plan assets	(127.1)	(113.1)	(136.0)	(0.6)	(0.6)	(0.6)
Amortization of prior service costs	2.3	3.6	4.3	(0.8)	(0.7)	—
Amortization of transition asset	(0.2)	(0.4)	(2.8)	—	—	—
Medicare Reform Act	—	—	—	(2.1)	—	—
Recognized net actuarial (gain) loss	5.3	2.5	(3.9)	4.5	(0.1)	(4.0)
Curtailment (gain) loss	5.0	1.2	0.2	(2.8)	(1.1)	0.3
Benefit cost—company plans	66.7	76.5	36.5	33.9	27.1	23.9
Pension benefit cost—multi-employer plans	9.0	7.9	7.3	—	—	—
Total benefit cost	$75.7	$84.4	$43.8	$33.9	$27.1	$23.9
Weighted-Average Actuarial Assumptions Used to Determine Net Expense
Discount rate	6.50%	7.25%	7.50%	6.50%	7.25%	7.50%
Long-term rate of return on plan assets	7.75%	7.75%	9.25%	13.7%	13.7%	13.7%
Long-term rate of compensation increase	4.50%	5.50%	5.50%	N/A	N/A	N/A

The company amortizes prior service costs and amortizable gains and losses in equal annual amounts over the average expected future period of vested service. For plans with no active participants, average life expectancy is used instead of average expected useful service.

To develop the expected long-term rate of return on plan assets assumption for the pension plan, the company considers the current level of expected returns on risk-free investments (primarily government bonds), the historical level of risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class is then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio.

Included in the company’s postretirement plan assets are guaranteed investment contracts (“GICs”) entered into in 1981 that provide guaranteed double-digit returns.

The increase (decrease) in the minimum pension liability included in other comprehensive income was $(17.6) million and $103.2 million for the fiscal years ended May 30, 2004 and May 25, 2003, respectively.

The company’s pension plan weighted-average asset allocations and the company’s target asset allocations at February 28, 2004 and 2003, by asset category are as follows:

	2004	2003	TARGET ALLOCATION
Equity Securities	60%	54%	50–	80%
Debt Securities	25%	26%	20–	30%
Real Estate	5%	7%	0–	8%
Other	10%	13%	0–	20%
Total	100%	100%

The company’s investment strategy reflects the expectation that equity securities will outperform debt securities over the long term. Assets are invested in a prudent manner to maintain the security of funds while maximizing returns within the company’s Investment Policy guidelines. The strategy is implemented utilizing indexed and actively managed assets from the categories listed.

The investment goals are to provide a total return that, over the long term, increases the ratio of plan assets to liabilities subject to an acceptable level of risk. This is accomplished through diversification of assets in accordance with the Investment Policy guidelines. Investment risk is mitigated by periodic rebalancing between asset classes as necessitated by changes in market conditions within the Investment Policy guidelines.

Equity securities include common stock of the company in the amounts of $134.1 million (7.2% of total pension plan assets) and $113.9 million (7.4% of total pension plan assets) at February 28, 2004 and 2003, respectively. The company’s Investment Policy limits the investment in common stock of the company to 10% of the fair value of plan assets.

Notes to Consolidated Financial Statements (continued)

Assumed health care cost trend rates have a significant effect on the benefit obligation of the postretirement plans.

Assumed Health Care Cost Trend Rates at February 28	2004	2003
Initial health care cost trend rate	10.0%	11.0%
Ultimate health care cost trend rate	5.0%	4.8%
Year that the rate reaches the ultimate trend rate	2011	2012

A one percentage point change in assumed health care cost rates would have the following effect:

	ONE PERCENT INCREASE	ONE PERCENT DECREASE
Effect on total service and interest cost	$4.0	$(3.3)
Effect on postretirement benefit obligation	50.4	(42.5)

The company currently anticipates making no contributions to the pension plans in fiscal year 2005. This estimate is based on current tax laws, plan asset performance and liability assumptions, which are subject to change. The company anticipates making contributions of $42.3 million to the postretirement plan in fiscal 2005.

The Medicare Prescription Drug, Improvements and Modernization Act of 2003 resulted in a reduction of the accumulated postretirement benefit obligation of $51.6 million in fiscal 2004.

Certain employees of the company are covered under defined contribution plans. The expense related to these plans was $31.6 million, $37.2 million and $33.2 million in fiscal 2004, 2003 and 2002, respectively.

19. BUSINESS SEGMENTS AND RELATED INFORMATION

The company’s operations are organized into three reporting segments: Retail Products, Foodservice Products and Food Ingredients. The company historically aggregated its retail and foodservice operations within the company’s Packaged Foods reporting segment. As a result of the recent strategic portfolio changes and management realignment in fiscal 2004, the company now reports its retail and foodservice operations as two separate reporting segments. The Retail Products reporting segment includes branded foods which are sold in various retail channels and include frozen, refrigerated and shelf-stable temperature classes. The Foodservice Products reporting segment includes branded and customized food products, including meals, entrees, prepared potatoes, meats, seafood, sauces and a variety of custom-manufactured culinary products packaged for sale to restaurants and other foodservice establishments. The Food Ingredients reporting segment includes both branded and commodity food ingredients, including milled grain ingredients, seasonings, blends and flavorings, which are sold to food processors, as well as certain commodity sourcing and merchandising operations.

On June 9, 2003, the company announced an agreement to sell its chicken business to Pilgrim’s Pride Corporation. As such, beginning in the fourth quarter of fiscal 2003, the company began to classify all operations associated with its chicken processing business within discontinued operations. Historically, these operations were included in the company’s Meat Processing reporting segment.

As a result of the fiscal 2004 UAP North America divestiture and the anticipated divestiture of UAP International, the company reclassified all activity previously reflected in the Agricultural Products reporting segment into discontinued operations for all periods presented. As such, the company no longer has an Agricultural Products reporting segment.

On September 19, 2002 (during the company’s second quarter of fiscal 2003), the company sold a controlling interest in its fresh beef and pork operations to a joint venture led by outside investors. As a result, the Meat Processing reporting segment information included beef and pork operating activity for fiscal 2003, but no activity for fiscal 2004. Fiscal 2003 activity includes the settlement of an insurance claim related to a fire at a beef plant previously owned by the company in Garden City, Kansas. The insurance proceeds represented a recovery for the loss of facilities, inventory and related items. As a result of the settlement, the company recognized approximately $50 million in increased operating profit within the Meat Processing reporting segment for fiscal 2003.

Intersegment sales have been recorded at amounts approximating market. Operating profit for each segment is based on net sales less all identifiable operating expenses. General corporate expense, net interest expense, equity method investment earnings and income taxes have been excluded from segment operations.

During fiscal 2004, the company divested a minority share in a venture, receiving approximately $31.4 million. The company recognized a gain of approximately $21.2 million upon the divestiture, which is recognized as a reduction of corporate expenses.

Notes to Consolidated Financial Statements (continued)

	2004	2003	2002
Sales to unaffiliated customers
Retail Products	$8,434.1	$8,668.1	$8,718.6
Foodservice Products	3,714.4	3,597.9	3,778.9
Food Ingredients	2,373.6	2,204.4	2,104.6
Meat Processing	—	2,468.7	7,733.4
Total	$14,522.1	$16,939.1	$22,335.5
Intersegment sales
Retail Products	$27.8	$35.8	$25.0
Foodservice Products	91.9	38.1	46.9
Food Ingredients	332.8	560.9	611.9
Meat Processing	—	184.7	656.8
	452.5	819.5	1,340.6
Intersegment elimination	(452.5)	(819.5)	(1,340.6)
Total	$—	$—	$—
Net sales
Retail Products	$8,461.9	$8,703.9	$8,743.6
Foodservice Products	3,806.3	3,636.0	3,825.8
Food Ingredients	2,706.4	2,765.3	2,716.5
Meat Processing	—	2,653.4	8,390.2
Intersegment elimination	(452.5)	(819.5)	(1,340.6)
Total	$14,522.1	$16,939.1	$22,335.5
Operating profit
Retail Products	$1,218.0	$1,298.0	$1,226.3
Foodservice Products	321.4	344.5	364.3
Food Ingredients	196.6	125.1	188.8
Meat Processing	—	99.4	187.8
Total operating profit	1,736.0	1,867.0	1,967.2
General corporate expenses	351.9	406.8	272.7
Goodwill amortization	—	—	106.0
Interest expense, net	274.9	274.7	393.6
Income tax expense	427.6	435.7	477.5
Equity method investment earnings	43.5	46.2	33.7
Income from continuing operations before cumulative effect of changes in accounting	725.1	796.0	751.1
Income (loss) from discontinued operations, net of tax	99.3	(36.1)	22.6
Cumulative effect of changes in accounting	(13.1)	3.9	(2.0)
Net income	$811.3	$763.8	$771.7
Identifiable assets
Retail Products	$7,483.0	$7,081.8	$7,559.8
Foodservice Products	1,712.6	1,668.6	1,623.8
Food Ingredients	2,193.5	1,947.5	1,815.0
Meat Processing	—	386.7	1,481.9
Corporate	2,687.5	1,971.3	841.3
Discontinued operations	145.6	2,062.8	2,246.9
Total	$14,222.2	$15,118.7	$15,568.7
Additions to property, plant and equipment
Retail Products	$228.7	$263.1	$291.5
Foodservice Products	51.9	48.1	59.9
Food Ingredients	36.6	31.5	18.6
Meat Processing	—	7.9	56.5
Corporate	34.9	25.2	27.5
Total	$352.1	$375.8	$454.0
Depreciation and amortization
Retail Products	$213.2	$203.6	$313.3
Foodservice Products	60.4	66.4	72.7
Food Ingredients	44.9	52.6	50.5
Meat Processing	—	21.6	68.3
Corporate	33.8	30.7	31.8
Total	$352.3	$374.9	$536.6

Notes to Consolidated Financial Statements (continued)

The operations of the company are principally in the United States. Operations outside the United States are worldwide with no single foreign country or geographic region being significant to the consolidated operations. Foreign net sales were $1.3 billion, $1.5 billion and $2.4 billion in fiscal 2004, 2003 and 2002, respectively. Net sales are attributed to countries based on location of customer. The company’s long-lived assets located outside of the United States are not significant.

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

	2004				2003
(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales[1]	$3,229.4	$3,804.8	$3,525.5	$3,962.4	$5,381.3	$4,384.8	$3,547.7	$3,625.3
Gross profit[1]	684.2	899.8	800.2	823.0	832.6	911.6	831.6	793.4
Income before cumulative effect of changes in accounting—As Previously Reported	206.6	270.1	204.7	211.5	223.7	235.8	161.0	150.4
Income before cumulative effect of changes in accounting—As Restated[2]	169.6	268.8	216.7	169.3	222.8	274.0	166.0	97.2
Income from continuing operations—As Previously Reported	167.3	237.9	191.8	199.0	186.6	206.0	198.6	215.8
Income from continuing operations—As Restated[2]	130.3	236.6	203.8	154.4	185.6	244.2	203.6	162.6
Income (loss) from discontinued operations—As Previously Reported	39.3	32.2	12.9	12.5	37.1	29.8	(37.6)	(65.4)
Income (loss) from discontinued operations—As Restated[2]	39.3	32.2	12.9	14.9	37.1	29.8	(37.6)	(65.4)
Cumulative effect of change in accounting principle	(11.7)	—	(1.4)	—	3.9	—	—	—
Net income—As Previously Reported	$194.9	$270.1	$203.3	$211.5	$227.6	$235.8	$161.0	$150.4
Net income—As Restated[2]	$157.9	$268.8	$215.3	$169.3	$226.6	$274.0	$166.0	$97.2

1                    Amounts differ from previously filed quarterly reports.  During the second quarter of fiscal 2004, the company began to reflect the operations of its Agricultural Products segment as discontinued operations.  Additionally, during the fourth quarter of fiscal 2004, the company began to reflect the operations of its Spanish feed and Portuguese poultry businesses as discontinued operations.  See additional detail in Note 2.

2                    See Note 21.

Notes to Consolidated Financial Statements (continued)

QUARTERLY FINANCIAL DATA (UNAUDITED) — continued

	2004				2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Earnings per share[3]:
Basic earnings per share
Income from continuing operations—As Previously Reported	$0.32	$0.45	$0.36	$0.38	$0.35	$0.39	$0.37	$0.41
Income from continuing operations—As Restated[2]	0.25	0.45	0.39	0.29	0.35	0.46	0.38	0.30
Income (loss) from discontinued operations—As Previously Reported	0.07	0.06	0.02	0.02	0.07	0.06	(0.07)	(0.12)
Income (loss) from discontinued operations—As Restated[2]	0.07	0.06	0.02	0.03	0.07	0.06	(0.07)	(0.12)
Cumulative effect of change in accounting principle	(0.02)	—	—	—	0.01	—	—	—
Net income—As Previously Reported	$0.37	$0.51	$0.38	$0.40	$0.43	$0.45	$0.30	$0.29
Net income—As Restated[2]	$0.30	$0.51	$0.41	$0.32	$0.43	$0.52	$0.31	$0.18
Diluted earnings per share
Income from continuing operations—As Previously Reported	$0.32	$0.45	$0.36	$0.37	$0.35	$0.38	$0.37	$0.40
Income from continuing operations—As Restated[2]	0.25	0.45	0.38	0.29	0.35	0.46	0.38	0.30
Income (loss) from discontinued operations—As Previously Reported	0.07	0.06	0.02	0.03	0.07	0.06	(0.07)	(0.12)
Income (loss) from discontinued operations—As Restated[2]	0.07	0.06	0.02	0.03	0.07	0.06	(0.07)	(0.12)
Cumulative effect of change in accounting principle	(0.02)	—	—	—	0.01	—	—	—
Net income—As Previously Reported	$0.37	$0.51	$0.38	$0.40	$0.43	$0.44	$0.30	$0.28
Net income—As Restated[2]	$0.30	$0.51	$0.40	$0.32	$0.43	$0.52	$0.31	$0.18
Dividends declared per common share	$0.2475	$0.2600	$0.2600	$0.2600	$0.2350	$0.2475	$0.2475	$0.2475
Share price:
High	$25.41	$24.52	$26.54	$29.34	$26.53	$26.00	$25.69	$23.15
Low	21.71	21.15	24.16	25.75	21.04	23.24	23.16	19.43

1                    Amounts differ from previously filed quarterly reports.  During the second quarter of fiscal 2004, the company began to reflect the operations of its Agricultural Products segment as discontinued operations.  Additionally, during the fourth quarter of fiscal 2004, the company began to reflect the operations of its Spanish feed and Portuguese poultry businesses as discontinued operations.  See additional detail in Note 2.

2                    See Note 21.

3                    Basic and diluted earnings per share are calculated independently for each of the quarters presented.  Accordingly, the sum of the quarterly earnings per share amounts may not agree with the total year.

21.  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On March 24, 2005, the company announced that it would restate certain historical results to correct errors in previously reported amounts related to income tax matters.  This Form 10-K/A includes restated financial information.  The correction of the errors results in an aggregate net increase in income tax expense of approximately $92 million (including approximately $2 million of tax benefit reflected in results from discontinued operations) for fiscal years 2004, 2003 and 2002, and an aggregate net decrease in income tax expense of approximately $46 million for years prior to fiscal 2002.  The restatement adjustments result in a $45.6 million reduction of ending stockholders’ equity as of May 30, 2004.

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

•                  The company made historical errors in accounting for income taxes for foreign operations, which resulted in errors in the amount of foreign tax credit benefits recorded and the calculation of tax expense on foreign source income and gains for tax purposes on foreign dispositions. The company also incorrectly calculated the amount of deferred tax assets and related valuation allowance for the foreign tax credit carryforwards available in fiscal 2003 and 2004.

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

•                  For fiscal 2002, increased income tax expense $11.3 million; decreased net income $11.3 million; decreased diluted earnings per share by $0.02.

•                  For fiscal 2003, increased income tax expense $11.0 million; decreased net income $11.0 million; decreased diluted earnings per share $0.02.

•                  For fiscal 2004, decreased selling, general and administrative expenses $1.4 million; increased income tax expense $72.3 million; increased income from discontinued operations $2.4 million; decreased net income $68.5 million; decreased diluted earnings per share $0.13.

Notes to Consolidated Financial Statements (continued)

The company has also changed the presentation of cash flows from discontinued operations to separately present cash flows from discontinued operations for operating, investing and financing activities for all periods presented.

The company has changed its presentation of equity method investment earnings to present such amounts below income tax expense for all periods presented.  Certain other reclassifications have been made to amounts previously reported in the company’s Form 10-K for the fiscal year ended May 30, 2004 to conform with amounts reported in the company’s Form 10-Q for the thirty-nine weeks ended February 27, 2005.  The principal effects of such reclassifications were to reclassify margin deposits from inventories to cash and cash equivalents, prepaid expenses and other current assets within the consolidated balance sheets for all periods presented.

The impact of this restatement on the consolidated financial statements is summarized below:

	As of May 30, 2004
	As Previously Reported [1]	Reclassifications	Restatement	As Restated and Reclassified
Cash and cash equivalents	$588.7	19.9	—	$608.6
Inventories	2,625.6	(44.7)	—	2,580.9
Prepaid expenses and other current assets	410.6	24.8	4.4	439.8
Total current assets	5,144.9	—	4.4	5,149.3
Goodwill	3,798.8	—	(2.2)	3,796.6
Other assets	1,569.5	—	(10.1)	1,559.4
Total assets	14,230.1	—	(7.9)	14,222.2
Other accrued liabilities	1,076.9	—	2.9	1,079.8
Total current liabilities	3,001.6	—	2.9	3,004.5
Other noncurrent liabilities	1,108.3	—	34.8	1,143.1
Total liabilities	9,390.6	—	37.7	9,428.3
Additional paid-in capital	741.3	14.8	(0.4)	755.7
Retained earnings	2,394.4	—	(45.2)	2,349.2
Unearned restricted stock and EEF	(21.5)	(14.8)	—	(36.3)
Total common stockholders’ equity	4,839.5	—	(45.6)	4,793.9
Total liabilities and stockholders’ equity	14,230.1	—	(7.9)	14,222.2

1 As previously reported in the company’s Form 10-K for the fiscal year ended May 30, 2004 filed on August 5, 2004.

Notes to Consolidated Financial Statements (continued)

	For the 53 weeks ended May 30, 2004
	As Previously Reported [1]	Reclassifications	Restatement	As Restated and Reclassified

Cost of goods sold	$11,326.1	(11.2)	—	$11,314.9
Selling, general and administrative expenses	1,813.3	11.2	(1.4)	1,823.1
Income from continuing operations before income taxes, equity method investment earnings and cumulative effect of changes in accounting	1,107.8	—	1.4	1,109.2
Income tax expense	355.3	—	72.3	427.6
Income from continuing operations before cumulative effect of changes in accounting	796.0	—	(70.9)	725.1
Income from discontinued operations, net of tax	96.9	—	2.4	99.3
Net income	879.8	—	(68.5)	811.3
Comprehensive income	1,059.1	—	(68.5)	990.6
Earnings per share- basic
Income from continuing operations before cumulative effect of changes in accounting	$1.51	—	(0.14)	$1.37
Income from discontinued operations	$0.18	—	0.01	$0.19
Net income	$1.67	—	(0.13)	$1.54

Earnings per share- diluted
Income from continuing operations before cumulative effect of changes in accounting	$1.50	—	(0.14)	$1.36
Income from discontinued operations	$0.18	—	0.01	$0.19
Net income	$1.66	—	(0.13)	$1.53

1 As previously reported in the company’s Form 10-K for the fiscal year ended May 30, 2004 filed on August 5, 2004.

	As of May 25, 2003
	As Previously Reported [1]	Reclassifications	Restatement	As Restated and Reclassified
Cash and cash equivalents	$628.6	59.5	—	$688.1
Inventories	2,455.6	(57.0)	—	2,398.6
Prepaid expenses and other current assets	669.3	(2.5)	49.5	716.3
Total current assets	6,059.6	—	49.5	6,109.1
Goodwill	3,807.2	—	(2.2)	3,805.0
Total assets	15,071.4	—	47.3	15,118.7
Other accrued liabilities	1,123.4	—	43.1	1,166.5
Total current liabilities	3,803.4	—	43.1	3,846.5
Other noncurrent liabilities	1,058.7	—	(18.7)	1,040.0
Total liabilities	10,449.7	—	24.4	10,474.1
Additional paid-in capital	725.7	11.8	(0.4)	737.1
Retained earnings	2,080.5	—	23.3	2,103.8
Unearned restricted stock and EEF	(166.8)	(11.8)	—	(178.6)
Total common stockholders’ equity	4,621.7	—	22.9	4,644.6
Total liabilities and stockholders’ equity	15,071.4	—	47.3	15,118.7

1 As previously reported in the company’s Form 10-K for the fiscal year ended May 30, 2004 filed on August 5, 2004.

Notes to Consolidated Financial Statements (continued)

	For the 52 weeks ended May 25, 2003
	As Previously Reported [1]	Reclassifications	Restatement	As Restated and Reclassified

Equity method investment earnings	$37.1	9.1	—	$46.2
Income tax expense	415.6	9.1	11.0	435.7
Income from continuing operations before cumulative effect of changes in accounting	807.0	—	(11.0)	796.0
Net income	774.8	—	(11.0)	763.8
Comprehensive income	767.9	—	(11.0)	756.9
Earnings per share- basic
Income from continuing operations before cumulative effect of changes in accounting	$1.53	—	(0.03)	$1.50
Net income	$1.47	—	(0.03)	$1.44

Earnings per share- diluted
Income from continuing operations before cumulative effect of changes in accounting	$1.52	—	(0.02)	$1.50
Net income	$1.46	—	(0.02)	$1.44

1 As previously reported in the company’s Form 10-K for the fiscal year ended May 30, 2004 filed on August 5, 2004.

	For the 52 weeks ended
	May 26, 2002
	As Previously			As Restated
	Reported [1]	Reclassifications	Restatement	and Reclassified

Equity method investment earnings	$27.7	6.0	—	$33.7
Income tax expense	460.2	6.0	11.3	477.5
Income from continuing operations before cumulative effect of changes in accounting	762.4	—	(11.3)	751.1
Net income	783.0	—	(11.3)	771.7
Comprehensive income	751.2	—	(11.3)	739.9
Earnings per share- basic
Income from continuing operations before cumulative effect of changes in accounting	$1.45	—	(0.04)	$1.41
Net income	$1.48	—	(0.03)	$1.45

Earnings per share- diluted
Income from continuing operations before cumulative effect of changes in accounting	$1.44	—	(0.03)	$1.41
Net income	$1.47	—	(0.02)	$1.45

1 As previously reported in the company’s Form 10-K for the fiscal year ended May 30, 2004 filed on August 5, 2004.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

ConAgra Foods, Inc.

We have audited the accompanying consolidated balance sheets of ConAgra Foods, Inc. and subsidiaries (the “company”) as of May 30, 2004 and May 25, 2003, and the related consolidated statements of earnings, comprehensive income, common stockholders’ equity and cash flows for each of the three fiscal years in the period ended May 30, 2004. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and financial statement schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ConAgra Foods, Inc. and subsidiaries as of May 30, 2004 and May 25, 2003, and the results of their operations and their cash flows for each of the three fiscal years in the period ended May 30, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, in 2004 the company changed its methods of accounting for variable interest entities and asset retirement obligations. In 2003 the company changed its method of accounting for goodwill and other intangible assets and in 2002 the company changed its method of accounting for derivative instruments and other hedging activities.

As discussed in Note 21, the accompanying consolidated financial statements have been restated.

/s/ Deloitte & Touche LLP
Omaha, Nebraska
July 26, 2004 (April 27, 2005, as to the effects of the restatement discussed in Note 21)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

In connection with the preparation of this Form 10-K/A, the company carried out a re-evaluation under the supervision and with the participation of the company’s management, including the company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15.  Based upon that re-evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the company’s disclosure controls and procedures, because of the material weakness in internal control discussed below, were not effective in ensuring that the information required to be disclosed by the company in the reports that it files under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  There were no significant changes to the company’s internal control over financial reporting during the most recent quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

During fiscal 2005, the company has been systematically conducting reviews of financial controls as part of its Sarbanes-Oxley 404 pre-certification process and in connection with pending tax audits, as well as part of operational improvement efforts by new financial management.  During the third quarter of fiscal 2005, those reviews resulted in the discovery of errors related to accounting for income taxes in previously reported amounts.

To address the errors discovered as a part of this process, and as announced in its Form 8-K filed with the SEC on March 24, 2005, the company is restating financial statements for the periods covered in its Form 10-K for the fiscal year ended May 30, 2004 and the Form 10-Q’s for the first two quarters of fiscal 2005.  See “Restatement of Consolidated Financial Statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference to (i) “Executive Compensation” through “Benefit Plans, Retirement Programs and Employment Agreements” in the company’s 2004 Proxy Statement, and (ii) information on director compensation in “Director Compensation and Transactions” in the company’s 2004 Proxy Statement.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)             List of documents filed as part of this report:

1.             Financial Statements

All financial statements of the company as set forth under Item 8 of this report on Form 10-K/A.

2.             Financial Statement Schedules

Schedule Number	Description	Page Number

S-II	Valuation and Qualifying Accounts	66

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ConAgra Foods, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of April, 2005.

ConAgra Foods, Inc.

/s/ BRUCE C. ROHDE
Bruce C. Rohde
Chairman, Chief Executive Officer and President

/s/ FRANK S. SKLARSKY
Frank S. Sklarsky
Executive Vice President, Chief Financial Officer

/s/ JOHN F. GEHRING
John F. Gehring
Senior Vice President and Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of April, 2005.

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

10.1	Form of Agreement between ConAgra Foods and its executives incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 25, 2003
10.2	ConAgra Foods’ Employee Flexible Bonus Payment Plan incorporated herein by reference to Exhibit 10.2 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 26, 2002
10.3	ConAgra Foods Non-Qualified CRISP Plan, incorporated herein by reference to Exhibit 10.3 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 30, 2004
10.4

ConAgra Foods Non-Qualified Pension Plan, and First Amendment thereto, incorporated herein by reference to Exhibit 10.4 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 30, 2004

10.5

ConAgra Foods Supplemental Pension and CRISP Plan for Change of Control, incorporated herein by reference to Exhibit 10.5 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 30, 2004

10.6

ConAgra Foods Incentive and Deferred Compensation Change of Control Plan, incorporated herein by reference to Exhibit 10.6 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 30, 2004

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

10.11	ConAgra Foods Amendment No. 1 to the 2000 Stock Plan, incorporated herein by reference to Exhibit 10.11 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 30, 2004
10.12	ConAgra Foods Directors’ Unfunded Deferred Compensation Plan incorporated herein by reference to Exhibit 10.10 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 27, 2001
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

10.15	Agreement between ConAgra Foods and James P. O’Donnell, incorporated herein by reference to Exhibit 10.15 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 30, 2004
10.16	Agreement between ConAgra Foods and Kenneth W. Gerhardt, incorporated herein by reference to Exhibit 10.16 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 30, 2004
10.17	ConAgra Foods 1999 Executive Incentive Plan, incorporated herein by reference to Exhibit 10.17 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 30, 2004
10.18	ConAgra Foods 2004 Executive Incentive Plan, incorporated herein by reference to Exhibit 10.18 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 30, 2004
12	Statement regarding computation of ratio of earnings to fixed charges...............................................................	69
21	Subsidiaries of ConAgra Foods incorporated herein by reference to Exhibit 21 of ConAgra Foods' annual report on Form 10-K for the fiscal year ended May 30, 2004
23	Consent of Deloitte & Touche LLP......................................................................................................................	70
24	Powers of Attorney, incorporated herein by reference to Exhibit 24 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 30, 2004
31.1	Section 302 Certificate..........................................................................................................................................	71
31.2	Section 302 Certificate..........................................................................................................................................	72
32.1	Section 906 Certificates........................................................................................................................................	73

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