Form 10-Q/A
period 2004-08-29
CONAGRA FOODS INC /DE/
filed 2005-04-29
CIK 23217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

FORM 10-Q/A

(AMENDMENT NO. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 29, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number  1-7275

CONAGRA FOODS, INC.

(Exact name of registrant, as specified in charter)

Delaware	47-0248710
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One ConAgra Drive, Omaha, Nebraska	68102-5001
(Address of Principal Executive Offices)	(Zip Code)

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

EXPLANATORY NOTE

This Amendment No. 1 to this Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed in order to correct the previously issued historical consolidated financial statements of ConAgra Foods, Inc. (the “company”) as of August 29, 2004, May 30, 2004 and August 24, 2003 and for the quarterly periods ended August 29, 2004 and August 24, 2003, initially filed with the Securities and Exchange Commission (the “SEC”) on October 7, 2004, for errors in previously reported amounts related to income tax matters.  The company is filing contemporaneously with this Form 10-Q/A its restated Form 10-K/A for fiscal 2004 and Form 10-Q/A for the second quarter of fiscal 2005.  The correction of the errors results in an aggregate net increase in income tax expense of approximately $105 million (including approximately $2 million reflected in results from discontinued operations) for fiscal years 2004, 2003, and 2002 and the first two quarters of fiscal 2005 and an aggregate net decrease in income tax expense of approximately $46 million for years prior to fiscal 2002.  The company estimates additional federal and state cash payments in the range of $70 million to $90 million will be made in the near term in connection with these matters.  The restatement adjustments result in a $46 million reduction of ending stockholders’ equity as of August 29, 2004.

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

The company has changed its presentation of equity method investment earnings to present such amounts below income tax expense for all periods presented.  Certain other reclassifications have been made to amounts previously reported in the company’s Form 10-Q for the quarterly period ended August 29, 2004 to conform with amounts reported in the company’s Form 10-Q for the thirty-nine weeks ended February 27, 2005.

See Note 12 to the condensed consolidated financial statements for further information.

This Form 10-Q/A amends and restates only Items 1, 2, and 4 of Part I and Item 6 of Part II of the original filing to reflect the effects of this restatement of the company’s financial statements for the periods presented.  The remaining Items contained within this Amendment No. 1 on Form 10-Q/A consist of all other Items originally contained on Form 10-Q for the quarterly period ended August 29, 2004.  These remaining Items are not amended hereby.  Except for the forgoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the original filing, and the company has not updated the disclosures contained herein to reflect events that occurred at a later date.  Accordingly, this Form 10-Q/A should be read in conjunction with company filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments of those filings.

Part I – Financial Information

Item 1.  Condensed Consolidated Financial Statements

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions except per share amounts)

(unaudited)

	Thirteen weeks ended
	August 29, 2004	August 24, 2003
	(As Restated, see Note 12)
Net sales	$3,495.6	$3,229.4
Costs and expenses:
Cost of goods sold	2,810.9	2,545.2
Selling, general and administrative expenses	411.0	462.6
Interest expense, net	73.4	65.4
Income from continuing operations before income taxes, equity method investment earnings and cumulative effect of change in accounting	200.3	156.2
Income tax expense	81.4	37.1
Equity method investment earnings	14.1	11.2

Income from continuing operations before cumulative effect of change in accounting	133.0	130.3

Income from discontinued operations, net of tax	1.7	39.3

Cumulative effect of change in accounting, net of tax	—	(11.7)

Net income	$134.7	$157.9

Earnings per share – basic
Income from continuing operations before cumulative effect of change in accounting	$0.26	$0.25
Income from discontinued operations	—	0.07
Cumulative effect of change in accounting	—	(0.02)
Net income	$0.26	$0.30

Earnings per share – diluted
Income from continuing operations before cumulative effect of change in accounting	$0.26	$0.25
Income from discontinued operations	—	0.07
Cumulative effect of change in accounting	—	(0.02)
Net income	$0.26	$0.30

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(unaudited)

	Thirteen weeks ended
	August 29, 2004	August 24, 2003
	(As Restated, see Note 12)
Net income	$134.7	$157.9

Other comprehensive income (loss):
Net derivative adjustment, net of tax	(24.4)	16.5
Unrealized gain on available-for-sale securities, net of tax	0.2	—
Currency translation adjustment	9.4	18.5

Comprehensive income	$119.9	$192.9

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(dollars in millions)

(unaudited)

	August 29, 2004	May 30, 2004	August 24, 2003
	(As Restated, see Note 12)
ASSETS
Current assets
Cash and cash equivalents	$369.8	$608.6	$722.0
Divestiture proceeds receivable	—	60.3	—
Receivables, less allowance for doubtful accounts of $28.5, $26.5 and $32.3	1,349.7	1,324.1	807.5
Inventories	2,640.3	2,580.9	2,542.6
Prepaid expenses and other current assets	372.6	439.8	574.5
Current assets of discontinued operations	175.4	135.6	1,976.7
Total current assets	4,907.8	5,149.3	6,623.3

Property, plant and equipment	5,745.1	5,632.7	5,112.2
Less accumulated depreciation	(2,838.9)	(2,752.7)	(2,462.3)
Property, plant and equipment, net	2,906.2	2,880.0	2,649.9

Goodwill	3,799.2	3,796.6	3,800.2
Brands, trademarks and other intangibles, net	826.4	826.9	823.5
Other assets	1,564.9	1,559.4	1,126.8
Noncurrent assets of discontinued operations	9.4	10.0	552.7
	$14,013.9	$14,222.2	$15,576.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable	$22.4	$30.6	$134.1
Current installments of long-term debt	366.9	382.4	520.4
Accounts payable	873.5	940.8	849.1
Advances on sales	103.0	178.4	113.0
Other accrued liabilities	1,426.4	1,351.8	1,580.8
Current liabilities of discontinued operations	164.9	120.5	1,192.8
Total current liabilities	2,957.1	3,004.5	4,390.2

Senior long-term debt, excluding current installments	4,887.1	4,878.4	4,525.9
Subordinated debt	400.3	402.3	758.4
Preferred securities of subsidiary company	—	—	175.0
Other noncurrent liabilities	1,154.8	1,143.1	980.2
Noncurrent liabilities of discontinued operations	—	—	17.2
Total liabilities	9,399.3	9,428.3	10,846.9
Commitments and contingencies (Note 9)
Common stockholders’ equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 565,886,206, 565,842,299 and 565,710,565	2,829.4	2,829.2	2,828.6
Additional paid-in capital	754.5	755.7	732.5
Retained earnings	2,351.6	2,349.2	2,130.6
Accumulated other comprehensive income (loss)	5.1	19.9	(124.4)
Less treasury stock, at cost, common shares 51,599,271, 44,647,495 and 29,053,423	(1,311.1)	(1,123.8)	(691.0)
	4,629.5	4,830.2	4,876.3
Less unearned restricted stock and value of 373,601, 1,062,793 and 6,389,565 common shares held in Employee Equity Fund	(14.9)	(36.3)	(146.8)
Total common stockholders’ equity	4,614.6	4,793.9	4,729.5
	$14,013.9	$14,222.2	$15,576.4

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Thirteen weeks ended
	August 29, 2004	August 24, 2003
	(As Restated, see Note 12)
Cash flows from operating activities:
Net income	$134.7	$157.9
Income from discontinued operations	1.7	39.3
Income from continuing operations	133.0	118.6
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	88.9	85.1
Loss on sale of fixed assets	—	7.8
Changes in amounts sold under the accounts receivable securitization, net	—	(50.0)
Cumulative effect of changes in accounting	—	11.7
Undistributed earnings of affiliates	(11.1)	(12.0)
Other items (includes pension and other postretirement benefits)	5.4	45.7
Change in operating assets and liabilities before effects of business acquisitions and dispositions:
Accounts receivable	(28.0)	15.0
Inventory	(59.4)	(147.5)
Prepaid expenses and other current assets	27.4	18.2
Accounts payable and advances on sales	(116.0)	39.9
Other accrued liabilities	114.2	131.0
Net cash flows from operating activities – continuing operations	154.4	263.5
Net cash flows from operating activities – discontinued operations	1.5	(219.5)
Net cash flows from operating activities	155.9	44.0

Cash flows from investing activities:
Additions to property, plant and equipment	(105.2)	(70.6)
Sale of businesses and property, plant and equipment	8.3	52.0
Notes receivable and other items	1.7	15.8
Net cash flows from investing activities – continuing operations	(95.2)	(2.8)
Net cash flows from investing activities – discontinued operations	29.8	(17.9)
Net cash flows from investing activities	(65.4)	(20.7)

Cash flows from financing activities:
Net short-term borrowings	(8.2)	132.5
Repayment of long-term debt	(17.8)	(0.7)
Repurchase of ConAgra Foods common shares	(181.4)	—
Cash dividends paid	(135.5)	(131.3)
Proceeds from exercise of employee stock options	12.2	9.1
Other items	(0.3)	(1.5)
Net cash flows from financing activities – continuing operations	(331.0)	8.1
Net cash flows from financing activities – discontinued operations	1.7	2.5
Net cash flows from financing activities	(329.3)	10.6

Net change in cash and cash equivalents	(238.8)	33.9
Cash and cash equivalents at beginning of period	608.6	688.1
Cash and cash equivalents at end of period	$369.8	$722.0

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 29, 2004 and August 24, 2003

(columnar dollars in millions except per share amounts)

1.     Accounting Policies

The company has restated certain historical results in the accompanying condensed consolidated financial statements to correct errors in previously reported amounts related to income tax matters, see Note 12.

The unaudited financial information reflects all adjustments (consisting of normal and recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the ConAgra Foods, Inc. (the “company”) fiscal 2004 annual report on Form 10-K/A.

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

For the Thirteen Weeks ended August 29, 2004 and August 24, 2003

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

	Thirteen weeks ended
	August 29, 2004	August 24, 2003
Net income, as reported	$134.7	$157.9
Add: Stock-based employee compensation included in reported net income, net of related tax effects	3.6	4.5
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(7.8)	(9.1)
Pro forma net income	$130.5	$153.3

Earnings per share:
Basic earnings per share – as reported	$0.26	$0.30
Basic earnings per share – pro forma	$0.25	$0.29

Diluted earnings per share – as reported	$0.26	$0.30
Diluted earnings per share – pro forma	$0.25	$0.29

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

For the Thirteen Weeks ended August 29, 2004 and August 24, 2003

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

For the Thirteen Weeks ended August 29, 2004 and August 24, 2003

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

For the Thirteen Weeks ended August 29, 2004 and August 24, 2003

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

For the Thirteen Weeks ended August 29, 2004 and August 24, 2003

(columnar dollars in millions except per share amounts)

Fresh Beef and Pork Divestiture

In September 2002, the company sold a controlling interest in its fresh beef and pork operations to a joint venture led by Hicks, Muse, Tate & Furst Incorporated (“Hicks Muse”).  Outside investors purchased 55% of the joint venture and the company continued to own the remaining 45%.  The fresh beef operations sold to the joint venture include a beef processing business as well as a cattle feeding business.  The purchase price associated with the cattle feeding business was financed entirely by the company with cattle feeding-related notes receivable, which were collateralized by the cattle, feedlots and other assets of the cattle feeding business.  Due to the purchase price of the cattle feeding business being entirely financed by the company, the legal divestiture of the cattle feeding operation was not recognized as a divestiture for accounting purposes, and the assets, liabilities and results of operations of the cattle feeding business have continued to be reflected in the company’s financial statements.  In August 2004, Hicks Muse exercised its option to acquire the company’s minority interest investment in the fresh beef and pork business (“Swift Foods”), and as a consequence, on September 24, 2004, the company sold its minority interest investment to Hicks Muse for $194.1 million, resulting in a gain of approximately $9 million.  The company continues to hold subordinated notes in original principal amount of $150 million from Swift Foods.  The cattle feeding-related notes matured in September 2004.  On September 24, 2004, the company reached an agreement with affiliates of Swift Foods by which the company has taken control and ownership of approximately $300 million of net assets of the cattle feeding operations.  The company plans to sell the assets of the cattle feeding operations in an orderly manner over the next several months; the company expects to recover the amounts it financed from the proceeds of the sale of the cattle feeding assets.

3.     Goodwill and Other Identifiable Intangible Assets

Goodwill by reporting segment was as follows:

	August 29, 2004	May 30, 2004	August 24, 2003
Retail Products	$3,477.2	$3,476.9	$3,474.6
Foodservice Products	285.2	285.1	288.8
Food Ingredients	36.8	34.6	36.8
Total	$3,799.2	$3,796.6	$3,800.2

Other identifiable intangible assets were as follows:

	August 29, 2004		May 30, 2004		August 24, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$798.1	$—	$798.1	$—	$791.7	$—
Amortizing intangible assets	39.0	10.7	38.7	9.9	38.8	7.0
	$837.1	$10.7	$836.8	$9.9	$830.5	$7.0

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 29, 2004 and August 24, 2003

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

4.     Derivative Financial Instruments

The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities.  As of August 29, 2004, May 30, 2004 and August 24, 2003, the fair value of derivatives recognized within prepaid expenses and other current assets was $23.3 million, $128.1 million and $176.5 million, respectively, while the amount recognized within other accrued liabilities was $17.0 million, $10.3 million and $27.5 million, respectively.

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

For the Thirteen Weeks ended August 29, 2004 and August 24, 2003

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

The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	Thirteen weeks ended
	August 29, 2004	August 24, 2003
Net Income:
Income from continuing operations before cumulative effect of changes in accounting	$133.0	$130.3
Income from discontinued operations, net of tax	1.7	39.3
Cumulative effect of changes in accounting	—	(11.7)
Net income	$134.7	$157.9

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	517.0	530.0
Add: Dilutive effect of stock options, restricted stock awards and other dilutive securities	4.4	1.5
Diluted weighted average shares outstanding	521.4	531.5

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

For the Thirteen Weeks ended August 29, 2004 and August 24, 2003

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

8.     Income Taxes

In September 2003, the company reached an agreement with the Internal Revenue Service (“IRS”) with respect to the IRS’s examination of the company’s tax returns for fiscal years 1996 through 1999.  As a result of the favorable resolution of these matters, the company reduced income tax expense by $27.0 million during the first quarter of fiscal 2004.  Certain tax authorities have proposed adjustments for later years, some of which are being contested by the company.  The company believes that it has made adequate provisions for income taxes payable.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 29, 2004 and August 24, 2003

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

For the Thirteen Weeks ended August 29, 2004 and August 24, 2003

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

For the Thirteen Weeks ended August 29, 2004 and August 24, 2003

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

For the Thirteen Weeks ended August 29, 2004 and August 24, 2003

(columnar dollars in millions except per share amounts)

Intersegment sales have been recorded at amounts approximating market.  Operating profit for each segment is based on net sales less all identifiable operating expenses.  General corporate expense, net interest expense, equity method investment earnings and income taxes have been excluded from segment operations.

	Thirteen weeks ended
	August 29, 2004	August 24, 2003
Sales to unaffiliated customers
Retail Products	$2,014.2	$1,841.0
Foodservice Products	904.6	880.3
Food Ingredients	576.8	508.1
Total	$3,495.6	$3,229.4

Intersegment sales
Retail Products	$5.5	$8.1
Foodservice Products	23.6	22.0
Food Ingredients	51.1	117.3
	80.2	147.4
Intersegment elimination	(80.2)	(147.4)
Total	$—	$—

Net sales
Retail Products	$2,019.7	$1,849.1
Foodservice Products	928.2	902.3
Food Ingredients	627.9	625.4
Intersegment elimination	(80.2)	(147.4)
Total	$3,495.6	$3,229.4

Operating profit
Retail Products	$209.8	$208.0
Foodservice Products	67.4	76.0
Food Ingredients	60.1	27.9
Total operating profit	337.3	311.9

General corporate expenses	63.6	90.3
Interest expense, net	73.4	65.4
Income tax expense	81.4	37.1
Equity method investment earnings	14.1	11.2

Income from continuing operations before cumulative effect of change in accounting	$133.0	$130.3

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 29, 2004 and August 24, 2003

(columnar dollars in millions except per share amounts)

12.  Restatement of Previously Issued Financial Statements

On March 24, 2005, the company announced that it would restate certain historical results to correct errors in previously reported amounts related to income tax matters.  This Form 10-Q/A includes restated financial information.  The correction of the errors results in an aggregate net increase in income tax expense of approximately $0.3 million and $38.4 million during the first quarter of fiscal 2005 and 2004, respectively.  The restatement adjustments result in a $46 million reduction of ending stockholders’ equity as of August 29, 2004.

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

The company has changed its presentation of equity method investment earnings to present such amounts below income tax expense for all periods presented.  Certain other reclassifications have been made to amounts previously reported in the company’s Form 10-Q for the quarterly period ended August 29, 2004 to conform with amounts reported in the company’s Form 10-Q for the thirty-nine weeks ended February 27, 2005.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 29, 2004 and August 24, 2003

(columnar dollars in millions except per share amounts)

The impact of this restatement on the condensed consolidated financial statements is summarized below:

	As of August 29, 2004
	As Previously Reported (1)	Restatement	As Restated
Prepaid expenses and other current assets	$368.2	4.4	$372.6
Total current assets	4,903.4	4.4	4,907.8
Goodwill	3,801.4	(2.2)	3,799.2
Other assets	1,575.0	(10.1)	1,564.9
Total assets	14,021.8	(7.9)	14,013.9
Other accrued liabilities	1,423.3	3.1	1,426.4
Total current liabilities	2,954.0	3.1	2,957.1
Other noncurrent liabilities	1,120.0	34.8	1,154.8
Total liabilities	9,361.4	37.9	9,399.3
Additional paid-in capital	754.9	(0.4)	754.5
Retained earnings	2,397.0	(45.4)	2,351.6
Total common stockholders’ equity	4,660.4	(45.8)	4,614.6
Total liabilities and stockholders’ equity	14,021.8	(7.9)	14,013.9

(1)   As previously reported in the company’s Form 10-Q for the quarterly period ended August 29, 2004 filed on October 7, 2004.

	For the 13 weeks ended August 29, 2004
	As Previously Reported(1)	Restatement	As Restated

Income tax expense	$81.1	0.3	$81.4
Income from continuing operations before cumulative effect of changes in accounting	133.3	(0.3)	133.0
Net income	135.0	(0.3)	134.7
Comprehensive income	120.2	(0.3)	119.9
Earnings per share - basic
Income from continuing operations before cumulative effect of changes in accounting	$0.26	—	$0.26
Net income	$0.26	—	$0.26

Earnings per share- diluted
Income from continuing operations before cumulative effect of changes in accounting	$0.26	—	$0.26
Net income	$0.26	—	$0.26

(1)   As previously reported in the company’s Form 10-Q for the quarterly period ended August 29, 2004 filed on October 7, 2004.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 29, 2004 and August 24, 2003

(columnar dollars in millions except per share amounts)

	As of August 24, 2003
	As Previously Reported (1)	Restatement	As Restated
Prepaid expenses and other current assets	$524.9	49.6	$574.5
Total current assets	6,573.7	49.6	6,623.3
Goodwill	3,802.4	(2.2)	3,800.2
Other assets	1,137.0	(10.2)	1,126.8
Total assets	15,539.2	37.2	15,576.4
Other accrued liabilities	1,559.5	21.3	1,580.8
Total current liabilities	4,368.9	21.3	4,390.2
Other noncurrent liabilities	950.2	30.0	980.2
Total liabilities	10,795.6	51.3	10,846.9
Additional paid-in capital	732.9	(0.4)	732.5
Retained earnings	2,144.3	(13.7)	2,130.6
Total common stockholders’ equity	4,743.6	(14.1)	4,729.5
Total liabilities and stockholders’ equity	15,539.2	37.2	15,576.4

(1)   As previously reported in the company’s Form 10-Q for the quarterly period ended August 29, 2004 filed on October 7, 2004.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 29, 2004 and August 24, 2003

(columnar dollars in millions except per share amounts)

	For the 13 weeks ended August 24, 2003
	As Previously Reported(1)	Restatement	As Restated

Selling, general and administrative expenses	$464.0	(1.4)	$462.6
Income from continuing operations before income taxes, equity method investment earnings and cumulative effect of changes in accounting	154.8	1.4	156.2
Income tax expense	(1.3)	38.4	37.1
Income from continuing operations before cumulative effect of changes in accounting	167.3	(37.0)	130.3
Net income	194.9	(37.0)	157.9
Comprehensive income	229.9	(37.0)	192.9
Earnings per share - basic
Income from continuing operations before cumulative effect of changes in accounting	$0.32	(0.07)	$0.25
Net income	$0.37	(0.07)	$0.30

Earnings per share - diluted
Income from continuing operations before cumulative effect of changes in accounting	$0.32	(0.07)	$0.25
Net income	$0.37	(0.07)	$0.30

(1)   As previously reported in the company’s Form 10-Q for the quarterly period ended August 29, 2004 filed on October 7, 2004.

	As of May 30, 2004
	As Previously Reported (1)	Restatement	As Restated
Prepaid expenses and other current assets	$435.4	4.4	$439.8
Total current assets	5,144.9	4.4	5,149.3
Goodwill	3,798.8	(2.2)	3,796.6
Other assets	1,569.5	(10.1)	1,559.4
Total assets	14,230.1	(7.9)	14,222.2
Other accrued liabilities	1,348.9	2.9	1,351.8
Total current liabilities	3,001.6	2.9	3,004.5
Other noncurrent liabilities	1,108.3	34.8	1,143.1
Total liabilities	9,390.6	37.7	9,428.3
Additional paid-in capital	756.1	(0.4)	755.7
Retained earnings	2,394.4	(45.2)	2,349.2
Total common stockholders’ equity	4,839.5	(45.6)	4,793.9
Total liabilities and stockholders’ equity	14,230.1	(7.9)	14,222.2

(1)   As previously reported in the company’s Form 10-Q for the quarterly period ended August 29, 2004 filed on October 7, 2004.

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

Following is management’s discussion and analysis of the company’s operating results as well as liquidity and capital resources which should be read together with the company’s financial statements and related notes contained in this report and with the financial statements and management’s discussion and analysis in the company’s annual report on Form 10-K/A for the fiscal year ended May 30, 2004.  Results for the thirteen-week period ended August 29, 2004, are not necessarily indicative of results that may be attained in the future.

Restatement of Condensed Consolidated Financial Statements

On March 24, 2005, the company announced that it would restate certain historical results to correct errors in previously reported amounts related to income tax matters.  This Form 10-Q/A includes restated financial information.  The correction of the errors results in an aggregate net increase in income tax expense of approximately $0.3 million and $38.4 million during the first quarter of fiscal 2005 and 2004, respectively.  The restatement adjustments result in a $46 million reduction of ending stockholders’ equity as of August 29, 2004.

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

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

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

The principal financial statement impact of such errors noted above is summarized as follows:

•      For the first quarter of fiscal 2004, decreased selling, general and administrative expenses $1.4 million; increased income tax expense $38.4 million; decreased net income $37.0 million; decreased diluted earnings per share $0.07.

•      For the first quarter of fiscal 2005, increased income tax expense $0.3 million; decreased net income $0.3 million.

The company has also changed the presentation of cash flows from discontinued operations to separately present cash flows from discontinued operations for operating, investing and financing activities for all periods presented.

The company has changed its presentation of equity method investment earnings to present such amounts below income tax expense for all periods presented.  Certain other reclassifications have been made to amounts previously reported in the company’s Form 10-Q for the quarterly period ended August 29, 2004 to conform with amounts reported in the company’s Form 10-Q for the thirty-nine weeks ended February 27, 2005.

See Note 12 to the condensed consolidated financial statements for additional information. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to such restatement.

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

During the first quarter of fiscal 2005, the company:

•      recognized diluted earnings per share of $0.26 as compared to $0.30 in the same period of the prior year,

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

•      In the first quarter of fiscal 2004, the company recognized $27.0 million of tax benefits related to the favorable resolution of certain income tax matters.

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

Gross Profit

(Net sales less cost of goods sold)

	Gross Profit
	Thirteen weeks ended
($ in millions)	August 29, 2004	August 24, 2003	% Increase/(Decrease)
Reporting Segment
Retail Products	$476	$485	(2)%
Foodservice Products	123	132	(7)%
Food Ingredients	86	67	28%
	$685	$684	—

The company’s gross profit for the first quarter of fiscal 2005 was $685 million, essentially unchanged from the same period in the prior year.  Costs of implementing the company’s operational efficiency initiatives reduced gross profit for the first quarter of fiscal 2005 by $9 million.  The costs of commodity inputs have been higher, on average, in fiscal 2005 than in the prior year.  Although the company has implemented price increases for many of its products, it was not able to fully offset the increased input costs in the first quarter of fiscal 2005.  The company anticipates further price increases in order to recover more of these costs in future periods.

The company’s gross margin (gross profit as a percentage of net sales) for the first quarter of fiscal 2005 was 20% as compared to 21% for the same period in the prior year, reflecting the impact of increased input and other production costs.

Retail Products gross profit for the first quarter of fiscal 2005 was $476 million, a decrease of $9 million, or 2%, from the same period in the prior year.  Gross profit for branded processed meats was significantly below prior year results, reflecting higher input costs and the impact of competitive pricing.  The company estimates that approximately $45 million of increased product costs, principally input costs, were not recovered with price increases.  Costs of implementing the company’s operational efficiency initiatives reduced gross profit for the first quarter of fiscal 2005 by $7 million.  Gross margins of the Retail Products segment decreased to 24% from 26% in the same period of the prior year, due to higher input costs, which were not fully offset by higher selling prices for many of the company’s products.

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

Selling, General and Administrative Expenses (includes general corporate expense)

Selling, general and administrative (“SG&A”) expenses totaled $411 million for the first quarter of fiscal 2005, down $52 million, or 11%, as compared to the same period in the prior year. This decrease resulted from lower advertising and promotions costs in fiscal 2005 and higher costs in the first quarter of fiscal 2004 related to a $22 million charge to increase litigation reserves, partially offset by $4 million of costs relating to the company’s operational efficiency initiatives.

Operating Profit (earnings before general corporate expense, net interest expense, equity method investment earnings and income taxes)

	Operating Profit
	Thirteen weeks ended
($ in millions)	August 29, 2004	August 24, 2003	% Increase/(Decrease)
Reporting Segment
Retail Products	$210	$208	1%
Foodservice Products	67	76	(11)%
Food Ingredients	60	28	115%

Retail Products operating profit for the first quarter of fiscal 2005 was $210 million, an increase of $2 million, or 1%, as compared to the same period in the prior year.  The current quarter includes approximately $8 million of charges associated with the company’s cost saving initiatives.  Operating profit reflects SG&A cost reductions, primarily in advertising and promotion, partially offset by the reduction in gross profit.

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

Income Taxes

In the first quarter of fiscal 2005, the company’s income tax expense was $81 million, an effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately 38%.

In the first quarter of fiscal 2004, the company recognized income tax expense of approximately $37 million, and the effective tax rate was approximately 22%. In September 2003, the company reached an agreement with the Internal Revenue Service (“IRS”) with respect to the IRS’s examination of the company’s tax returns for fiscal years 1996 through 1999.  As a result of the favorable resolution of these matters, the company reduced income tax expense by $27.0 million during the first quarter of fiscal 2004.

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

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Earnings Per Share

The company’s fiscal 2005 first quarter diluted earnings per share were $0.26.  Fiscal 2004 first quarter earnings per share were $0.30, $0.25 per share from continuing operations before cumulative effect of change in accounting, $0.07 per share from discontinued operations, and a loss of $0.02 per share from the cumulative effect of a change in accounting.

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

In September 2002, the company sold a controlling interest in its fresh beef and pork operations to a joint venture led by Hicks, Muse, Tate & Furst Incorporated (“Hicks Muse”).  Outside investors purchased 55% of the joint venture and the company continued to own the remaining 45%.  The fresh beef operations sold to the joint venture include a beef processing business as well as a cattle feeding business.  The purchase price associated with the cattle feeding business was financed entirely by the company with cattle feeding-related notes receivable, which were collateralized by the cattle, feedlots and other assets of the cattle feeding business.  Due to the purchase price of the cattle feeding business being entirely financed by the company, the legal divestiture of the cattle feeding operation was not recognized as a divestiture for accounting purposes, and the assets, liabilities and results of operations of the cattle feeding business have continued to be reflected in the company’s financial statements.  In August 2004, Hicks Muse exercised its option to acquire the company’s minority interest investment in the fresh beef and pork business (“Swift Foods”), and as a consequence, on September 24, 2004, the company sold its minority interest investment to Hicks Muse for $194.1 million, resulting in a gain of approximately $9 million.  The company continues to hold subordinated notes in original principal amount of $150 million from Swift Foods.  The cattle feeding-related notes matured in September 2004.  On September 24, 2004, the company reached an agreement with affiliates of Swift Foods by which the company has taken control and ownership of approximately $300 million of net assets of the cattle feeding operations.  The company plans to sell the assets of the cattle feeding operations in an orderly manner over the next several months; the company expects to recover the amounts it financed from the proceeds of the sale of the cattle feeding assets.

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

Cash Flows

During the first quarter of fiscal 2005, the company used $239 million of cash, which was the net impact of $156 million generated from operating activities, $65 million used in investing activities and $329 million used in financing activities.

Cash generated from operating activities of continuing operations totaled $154 million in the first quarter of fiscal 2005, as compared to $264 million generated in the same period of the prior year.  The decreased cash flow was primarily due to increased trade working capital, resulting primarily from timing of payments.  Discontinued operations generated cash flows from operating activities of approximately $2 million in the first quarter of fiscal 2005, as compared to cash used in discontinued operations of $220 million in the first quarter of fiscal 2004.  Cash flow from operating activities is one of the company’s primary sources of liquidity.

Cash used in investing activities totaled $65 million in the first quarter of fiscal 2005, versus cash used in investing activities of $21 million in the same period of fiscal 2004.  Investing activities for the first quarter of fiscal 2005 consisted primarily of expenditures for additions to property, plant and equipment under the company’s capital expenditure plans, partially offset by proceeds collected from the sale of UAP North America, which were classified as a receivable as of fiscal year end 2004.

Cash used in financing activities totaled $329 million in the first quarter of fiscal 2005, as compared to cash generated of $11 million in the first quarter of fiscal 2004.  During the first quarter of fiscal 2005, the company made scheduled debt payments of $18 million and paid dividends of $135 million.  The company also repurchased 6.8 million shares of its common stock for $181 million under its share

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

repurchase program.  In the first quarter of fiscal 2004, the company borrowed $132 million under its commercial paper program and paid dividends of $131 million.

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

Critical Accounting Estimates

A discussion of the company’s critical accounting estimates is in the “Management’s Discussion & Analysis” section of the company’s fiscal 2004 annual report on Form 10-K/A.  There have been no significant changes with respect to these policies during the first quarter of fiscal 2005.

Related Party Transactions

A discussion of the company’s related party transactions is in the “Management’s Discussion & Analysis” section of the company’s fiscal 2004 annual report on Form 10-K/A.  A discussion of the effect of the company’s adoption of FIN No. 46R on the accounting for these transactions is presented in Note 1 to the condensed consolidated financial statements.

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

Other than the changes noted below, there have been no material changes in the company’s market risk during the thirteen weeks ended August 29, 2004.  For additional information, refer to the subsection “Market Risk” in the “Management’s Discussion & Analysis” in Item 7 of the fiscal 2004 annual report on Form 10-K/A.

Interest Rate Risk

The company may use interest rate swaps to manage the effect of interest rate changes on a portion of its existing debt and forecasted debt balances.  The company enters into such interest rate swaps to take advantage of low short-term rates, while continuing to maintain long-term financing.  As of August 24, 2003 the fair value of the interest rate swap agreements recognized in prepaid expenses and other current assets was approximately $144 million, while the fair value of interest rate swap agreements recognized in other accrued liabilities was approximately $8 million.  All of the company’s interest rate swaps were liquidated in the second quarter of fiscal 2004 (see Note 4 to the condensed consolidated financial statements).

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

Item 4.  Controls and Procedures

In connection with the preparation of this Form 10-Q/A, the company carried out a re-evaluation under the supervision and with the participation of the company’s management, including the company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15.  Based upon that re-evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the company’s disclosure controls and procedures, because of the material weakness in internal control discussed below, were not effective in ensuring that the information required to be disclosed by the company in the reports that it files under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  There were no significant changes to the company’s internal control over financial reporting during the most recent quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

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

To address the errors discovered as a part of this process, and as announced in its Form 8-K filed with the SEC on March 24, 2005, the company is restating financial statements for the periods covered in its Form 10-K for the fiscal year ended May 30, 2004 and the Form 10-Q’s for the first two quarters of fiscal 2005.  See “Restatement of Condensed Consolidated Financial Statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

ConAgra Foods, Inc. and Subsidiaries

Part II – Other Information

Item 1.  Legal Proceedings

The company previously reported certain information regarding legal proceedings in its Form 10-K/A for the fiscal year ended May 30, 2004.

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
Executive Vice President
Chief Financial Officer

By:

/S/ JOHN F. GEHRING

John F. Gehring
Senior Vice President and Corporate Controller

Dated this 29th day of April, 2005.

ConAgra Foods, Inc. and Subsidiaries

Exhibit Index

EXHIBIT	DESCRIPTION	PAGE

10.1	Form of Stock Option Agreement, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ quarterly report on Form 10-Q for the quarterly period ended August 29, 2004

12	Statement regarding computation of ratio of earnings to fixed charges	45

31.1	Section 302 Certificate of Chief Executive Officer	46

31.2	Section 302 Certificate of Chief Financial Officer	47

32.1	Section 906 Certificates	48