Form 10-Q/A
period 2004-11-28
CONAGRA FOODS INC /DE/
filed 2005-04-29
CIK 23217

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

EXPLANATORY NOTE

This Amendment No. 1 to this Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed in order to correct the previously issued historical consolidated financial statements of ConAgra Foods, Inc. ( the “company”) as of November 28, 2004, May 30, 2004 and November 23, 2003 and for the quarterly periods ended November 28, 2004 and November 23, 2003, initially filed with the Securities and Exchange Commission (the “SEC”) on January 6, 2005, for errors in previously reported amounts related to income tax matters.  The company is filing contemporaneously with this Form 10-Q/A its restated Form 10-K/A for fiscal 2004 and Form 10-Q/A for the first quarter of fiscal 2005.  The correction of the errors results in an aggregate net increase in income tax expense of approximately $105 million (including approximately $2 million reflected in results from discontinued operations) for fiscal years 2004, 2003, and 2002 and the first two quarters of fiscal 2005 and an aggregate net decrease in income tax expense of approximately $46 million for years prior to fiscal 2002. The company estimates additional federal and state cash payments in the range of $70 million to $90 million will be made in the near term in connection with these matters.  The restatement adjustments result in a $48 million reduction of ending stockholders’ equity as of November 28, 2004.

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

•      For fiscal 2002, increased income tax expense $11.3 million; decreased net income by $11.3 million; decreased diluted earnings per share $0.02.

•      For fiscal 2003, increased income tax expense $11.0 million; decreased net income by $11.0 million; decreased diluted earnings per share $0.02.

•      For fiscal 2004, decreased selling, general and administrative expenses $1.4 million; increased income tax expense $72.3 million; increased income from discontinued operations $2.4 million; decreased net income by $68.5 million; decreased diluted earnings per share $0.13.

•      For the first half of fiscal 2005, decreased selling, general and administrative expenses $10.1 million; increased income tax expense $9.0 million; decreased income from discontinued operations $4.1 million; decreased net income by $3.0 million; decreased diluted earnings per share $0.01.

The company has also changed the presentation of cash flows from discontinued operations to separately present cash flows from discontinued operations for operating, investing and financing activities for all periods presented.

The company has changed its presentation of equity method investment earnings to present such amounts below income tax expense for all periods presented.  Certain other reclassifications have been made to amounts previously reported in the company’s Form 10-Q for the quarterly period ended November 28, 2004 to conform with amounts reported in the company’s Form 10-Q for the thirty-nine weeks ended February 27, 2005.

See Note 13 to the condensed consolidated financial statements for further information.

This Form 10-Q/A amends and restates only Items 1, 2, and 4 of Part I and Item 6 of Part II of the original filing to reflect the effects of this restatement of the company’s financial statements for the periods presented.  The remaining Items contained within this Amendment No. 1 on Form 10-Q/A consist of all other Items originally contained on Form 10-Q for the quarterly period ended November 28, 2004.  These remaining Items are not amended hereby.  Except for the forgoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the original filing, and the company has not updated the disclosures contained herein to reflect events that occurred at a later date.  Accordingly, this Form 10-Q/A should be read in conjunction with company filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments of those filings.

Part I – Financial Information

Item 1.  Condensed Consolidated Financial Statements

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions except per share amounts)

(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	November 28, 2004	November 23, 2003	November 28, 2004	November 23, 2003
	(As Restated, see Note 13)		(As Restated, see Note 13)
Net sales	$4,116.2	$3,804.8	$7,611.8	$7,034.2
Costs and expenses:
Cost of goods sold	3,215.9	2,905.0	6,026.8	5,450.2
Selling, general and administrative expenses	429.4	481.2	840.4	943.8
Interest expense, net	85.8	68.2	159.2	133.6
Income from continuing operations before income taxes, equity method investment earnings and cumulative effect of change in accounting	385.1	350.4	585.4	506.6
Income tax expense	155.5	130.1	236.9	167.2
Equity method investment earnings	15.1	16.3	29.2	27.5
Income from continuing operations before cumulative effect of change in accounting	244.7	236.6	377.7	366.9

Income (loss) from discontinued operations, net of tax	(5.1)	32.2	(3.4)	71.5

Cumulative effect of change in accounting	—	—	—	(11.7)

Net income	$239.6	$268.8	$374.3	$426.7

Earnings per share – basic
Income from continuing operations before cumulative effect of change in accounting	$0.48	$0.45	$0.74	$0.69
Income (loss) from discontinued operations	(0.01)	0.06	(0.01)	0.13
Cumulative effect of change in accounting	—	—	—	(0.02)
Net income	$0.47	$0.51	$0.73	$0.80

Earnings per share – diluted
Income from continuing operations before cumulative effect of change in accounting	$0.47	$0.45	$0.73	$0.69
Income (loss) from discontinued operations	(0.01)	0.06	(0.01)	0.13
Cumulative effect of change in accounting	—	—	—	(0.02)
Net income	$0.46	$0.51	$0.72	$0.80

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	November 28, 2004	November 23, 2003	November 28, 2004	November 23, 2003
	(As Restated, see Note 13)		(As Restated, see Note 13)
Net income	$239.6	$268.8	$374.3	$426.7

Other comprehensive income (loss):
Net derivative adjustment, net of tax	8.9	6.2	(15.5)	22.6
Unrealized gain on available-for-sale securities, net of tax	42.2	—	42.4	—
Currency translation adjustment	19.9	20.2	29.3	38.8

Comprehensive income	$310.6	$295.2	$430.5	$488.1

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(dollars in millions)

(unaudited)

	November 28, 2004	May 30, 2004	November 23, 2003
	(As Restated, see Note 13)
ASSETS
Current assets
Cash and cash equivalents	$353.2	$608.6	$51.9
Divestiture proceeds receivable	—	60.3	865.5
Receivables, less allowance for doubtful accounts of $30.9, $26.5 and $31.8	1,536.6	1,324.1	1,115.4
Inventories	2,961.6	2,580.9	3,178.8
Prepaid expenses and other current assets	332.0	439.8	412.2
Current assets of discontinued operations	309.6	135.6	198.2
Total current assets	5,493.0	5,149.3	5,822.0
Property, plant and equipment	5,862.7	5,632.7	5,300.7
Less accumulated depreciation	(2,895.2)	(2,752.7)	(2,664.5)
Property, plant and equipment, net	2,967.5	2,880.0	2,636.2
Goodwill	3,812.8	3,796.6	3,804.9
Brands, trademarks and other intangibles, net	826.2	826.9	825.6
Other assets	1,101.2	1,559.4	1,441.3
Noncurrent assets of discontinued operations	5.1	10.0	39.9
	$14,205.8	$14,222.2	$14,569.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable	$4.4	$30.6	$100.6
Current installments of long-term debt	766.4	382.4	324.1
Accounts payable	1,161.1	940.8	1,194.5
Advances on sales	131.8	178.4	225.6
Accrued payroll	232.8	272.0	230.6
Other accrued liabilities	1,240.0	1,079.8	1,323.9
Current liabilities of discontinued operations	127.1	120.5	161.1
Total current liabilities	3,663.6	3,004.5	3,560.4
Senior long-term debt, excluding current installments	4,189.3	4,878.4	4,209.0
Subordinated debt	400.0	402.3	756.9
Preferred securities of subsidiary company	—	—	175.0
Other noncurrent liabilities	1,140.7	1,143.1	985.4
Noncurrent liabilities of discontinued operations	—	—	0.3
Total liabilities	9,393.6	9,428.3	9,687.0
Commitments and contingencies (Note 9)
Common stockholders’ equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 565,906,261, 565,842,299 and 565,721,475	2,829.5	2,829.2	2,828.6
Additional paid-in capital	754.5	755.7	750.3
Retained earnings	2,450.3	2,349.2	2,239.7
Accumulated other comprehensive income (loss)	76.1	19.9	(98.0)
Less treasury stock, at cost, common shares 50,907,350, 44,647,495 and 29,106,997	(1,293.7)	(1,123.8)	(690.8)
	4,816.7	4,830.2	5,029.8
Less unearned restricted stock and value of 0, 1,062,793 and 5,700,217 common shares held in Employee Equity Fund	(4.5)	(36.3)	(146.9)
Total common stockholders’ equity	4,812.2	4,793.9	4,882.9
	$14,205.8	$14,222.2	$14,569.9

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Twenty-six weeks ended
	November 28, 2004	November 23, 2003
	(As Restated, see Note 13)
Cash flows from operating activities:
Net income	$374.3	$426.7
Income (loss) from discontinued operations	(3.4)	71.5
Income from continuing operations	377.7	355.2
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	174.0	171.4
Gain on sale of fixed assets	(5.3)	(1.4)
Changes in amounts sold under the accounts receivable securitization, net	-	(6.1)
Cumulative effect of changes in accounting	-	11.7
Undistributed earnings of affiliates	(19.8)	(10.7)
Other items (includes pension and other postretirement benefits)	49.7	63.0
Change in operating assets and liabilities before effects of business dispositions:
Accounts receivable	(216.9)	(315.2)
Inventory	(380.7)	(780.2)
Prepaid expenses and other current assets	78.6	218.4
Accounts payable and advances on sales	173.6	527.7
Other accrued liabilities	156.3	53.4
Net cash flows from operating activities – continuing operations	387.2	287.2
Net cash flows from operating activities – discontinued operations	74.6	(98.5)
Net cash flows from operating activities	461.8	188.7
Cash flows from investing activities:
Additions to property, plant and equipment	(255.4)	(152.3)
Sale of investment in Swift Foods and UAP preferred securities	214.1	-
Sale of businesses and property, plant and equipment	25.7	11.5
Notes receivable and other items	(32.8)	7.0
Net cash flows from investing activities – continuing operations	(48.4)	(133.8)
Net cash flows from investing activities – discontinued operations	99.9	(30.3)
Net cash flows from investing activities	51.5	(164.1)
Cash flows from financing activities:
Net short-term borrowings	(26.1)	99.0
Repayment of long-term debt	(321.8)	(502.4)
Repurchase of ConAgra Foods common shares	(181.4)	-
Cash dividends paid	(269.3)	(262.1)
Proceeds from exercise of employee stock options	31.0	25.1
Other items	(1.4)	(7.5)
Net cash flows from financing activities – continuing operations	(769.0)	(647.9)
Net cash flows from financing activities – discontinued operations	0.3	(12.9)
Net cash flows from financing activities	(768.7)	(660.8)

Net change in cash and cash equivalents	(255.4)	(636.2)
Cash and cash equivalents at beginning of period	608.6	688.1
Cash and cash equivalents at end of period	$353.2	$51.9

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 28, 2004 and November 23, 2003

(columnar dollars in millions except per share amounts)

1.              Accounting Policies

The company has restated certain historical results in the accompanying condensed consolidated financial statements to correct errors in previously reported amounts related to income tax matters, see Note 13.

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

For the Twenty-six Weeks ended November 28, 2004 and November 23, 2003

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

	Thirteen weeks ended		Twenty-six weeks ended
	November 28, 2004	November 23, 2003	November 28, 2004	November 23, 2003
Net income, as reported	$239.6	$268.8	$374.3	$426.7
Add: Stock-based employee compensation included in reported net income, net of related tax effects	3.9	3.2	7.4	7.7
Deduct: Total stock-based compensation expense determined under fair value based method, net of related tax effects	(8.2)	(7.4)	(15.9)	(16.5)
Pro forma net income	$235.3	$264.6	$365.8	$417.9

Earnings per share:
Basic earnings per share – as reported	$0.47	$0.51	$0.73	$0.80
Basic earnings per share – pro forma	$0.46	$0.50	$0.71	$0.79

Diluted earnings per share – as reported	$0.46	$0.51	$0.72	$0.80
Diluted earnings per share – pro forma	$0.45	$0.50	$0.71	$0.79

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

For the Twenty-six Weeks ended November 28, 2004 and November 23, 2003

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

For the Twenty-six Weeks ended November 28, 2004 and November 23, 2003

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

For the Twenty-six Weeks ended November 28, 2004 and November 23, 2003

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

In the second quarter of fiscal 2005, the company reached agreements in principle with various parties to sell substantially all of the remaining assets of UAP International.  As a result, management determined that the ultimate proceeds from such sales would be lower than originally estimated.  The company therefore recorded an impairment charge of $24.4 million in order to reflect the assets at the revised estimated fair value, less cost to sell.

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

Fresh Beef and Pork Divestitures

In September 2002, the company sold a controlling interest in its fresh beef and pork operations to a joint venture led by Hicks, Muse, Tate & Furst Incorporated (“Hicks Muse”).  Outside investors purchased 55% of the joint venture and the company continued to own the remaining 45%.  The fresh beef operations sold to the joint venture included a beef processing business as well as a cattle feeding business.  The purchase price associated with the cattle feeding business was financed entirely by the company with cattle feeding-related notes receivable maturing in September 2004.  These notes were collateralized by the cattle, feedlots and other assets of the cattle feeding business.  Due to the purchase price of the cattle feeding business being entirely financed by the company, the legal divestiture of the cattle feeding operation was not recognized as a divestiture for accounting purposes, and the assets, liabilities and results of operations of the cattle feeding business have continued to be reflected in the company’s financial statements.  In August 2004, Hicks Muse exercised its option to acquire the company’s minority interest investment in the fresh beef and pork business (“Swift Foods”), and as a consequence, on September 24, 2004, the company sold its minority interest investment in Swift Foods to Hicks Muse for $194.1 million, resulting in a gain of approximately $9 million.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 28, 2004 and November 23, 2003

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

Summary results of operations of the former Agricultural Products segment, the chicken business, the Spanish feed and Portuguese poultry businesses, and the cattle feeding business included within discontinued operations are as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	November 28, 2004	November 23, 2003	November 28, 2004	November 23, 2003
Net sales	$143.1	$1,647.7	$259.6	$3,375.6
Long-lived asset impairment charge	$(24.4)	$(9.7)	$(25.6)	$(9.7)
Income from operations of discontinued operations before income taxes	3.2	73.0	7.9	136.3
Net gain from disposal of businesses	31.3	—	31.3	—
Income before income taxes	10.1	63.3	13.6	126.6
Income tax expense	(15.2)	(31.1)	(17.0)	(55.1)
Income (loss) from discontinued operations, net of tax	$(5.1)	$32.2	$(3.4)	$71.5

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 28, 2004 and November 23, 2003

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

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 28, 2004 and November 23, 2003

(columnar dollars in millions except per share amounts)

3.              Goodwill and Other Identifiable Intangible Assets

Goodwill by reporting segment was as follows:

	November 28, 2004	May 30, 2004	November 23, 2003
Retail Products	$3,484.9	$3,476.9	$3,479.2
Foodservice Products	291.1	285.1	288.9
Food Ingredients	36.8	34.6	36.8
Total	$3,812.8	$3,796.6	$3,804.9

Other identifiable intangible assets were as follows:

	November 28, 2004		May 30, 2004		November 23, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$798.2	$—	$798.1	$—	$794.2	$—
Amortizing intangible assets	39.7	11.7	38.7	9.9	40.5	9.1
	$837.9	$11.7	$836.8	$9.9	$834.7	$9.1

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

For the Twenty-six Weeks ended November 28, 2004 and November 23, 2003

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

For the Twenty-six Weeks ended November 28, 2004 and November 23, 2003

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

The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	Thirteen weeks ended		Twenty-six weeks ended
	November 28, 2004	November 23, 2003	November 28, 2004	November 23, 2003
Net income:
Income from continuing operations before cumulative effect of change in accounting	$244.7	$236.6	$377.7	$366.9
Income (loss) from discontinued operations, net of tax	(5.1)	32.2	(3.4)	71.5
Cumulative effect of change in accounting	—	—	—	(11.7)
Net income	$239.6	$268.8	$374.3	$426.7

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	513.7	530.7	515.7	530.4
Add: Dilutive effect of stock options, restricted stock awards and other dilutive securities	3.8	1.1	4.0	1.3
Diluted weighted average shares outstanding	517.5	531.8	519.7	531.7

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

For the Twenty-six Weeks ended November 28, 2004 and November 23, 2003

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

For the Twenty-six Weeks ended November 28, 2004 and November 23, 2003

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

For the Twenty-six Weeks ended November 28, 2004 and November 23, 2003

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

For the Twenty-six Weeks ended November 28, 2004 and November 23, 2003

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

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 28, 2004 and November 23, 2003

(columnar dollars in millions except per share amounts)

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

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 28, 2004 and November 23, 2003

(columnar dollars in millions except per share amounts)

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

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 28, 2004 and November 23, 2003

(columnar dollars in millions except per share amounts)

	Thirteen weeks ended
	November 28, 2004	November 23, 2003
Sales to unaffiliated customers
Retail Products	$2,485.4	$2,271.6
Foodservice Products	939.5	956.2
Food Ingredients	691.3	577.0
Total	$4,116.2	$3,804.8

Intersegment sales
Retail Products	$5.3	$8.8
Foodservice Products	26.2	18.2
Food Ingredients	56.0	118.0
	87.5	145.0
Intersegment elimination	(87.5)	(145.0)
Total	$—	$—

Net sales
Retail Products	$2,490.7	$2,280.4
Foodservice Products	965.7	974.4
Food Ingredients	747.3	695.0
Intersegment elimination	(87.5)	(145.0)
Total	$4,116.2	$3,804.8

Operating profit
Retail Products	$373.0	$361.3
Foodservice Products	91.0	85.8
Food Ingredients	79.2	54.1
Total operating profit	543.2	501.2

General corporate expenses	72.3	82.6
Interest expense, net	85.8	68.2
Income tax expense	155.5	130.1
Equity method investment earnings	15.1	16.3

Income from continuing operations before cumulative effect of change in accounting	$244.7	$236.6

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 28, 2004 and November 23, 2003

(columnar dollars in millions except per share amounts)

	Twenty-six weeks ended
	November 28, 2004	November 23, 2003
Sales to unaffiliated customers
Retail Products	$4,499.6	$4,112.6
Foodservice Products	1,844.1	1,836.5
Food Ingredients	1,268.1	1,085.1
Total	$7,611.8	$7,034.2

Intersegment sales
Retail Products	$10.8	$16.9
Foodservice Products	49.8	40.2
Food Ingredients	107.1	235.3
	167.7	292.4
Intersegment elimination	(167.7)	(292.4)
Total	$—	$—

Net sales
Retail Products	$4,510.4	$4,129.5
Foodservice Products	1,893.9	1,876.7
Food Ingredients	1,375.2	1,320.4
Intersegment elimination	(167.7)	(292.4)
Total	$7,611.8	$7,034.2

Operating profit
Retail Products	$582.8	$569.3
Foodservice Products	158.4	161.8
Food Ingredients	139.3	82.0
Total operating profit	880.5	813.1

General corporate expenses	135.9	172.9
Interest expense, net	159.2	133.6
Income tax expense	236.9	167.2
Equity method investment earnings	29.2	27.5

Income from continuing operations before cumulative effect of change in accounting	$377.7	$366.9

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
For the Twenty-six Weeks ended November 28, 2004 and November 23, 2003

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

13.       Restatement of Previously Issued Financial Statements

On March 24, 2005, the company announced that it would restate certain historical results to correct errors in previously reported amounts related to income tax matters.  This Form 10-Q/A includes restated financial information.  The correction of the errors results in an aggregate net increase in income tax expense of approximately $13 million (including approximately $4 million reflected in results from discontinued operations) during the first half of fiscal 2005 and approximately $40 million during the first half of fiscal 2004.  The restatement adjustments result in a $48 million reduction of ending stockholders’ equity as of November 28, 2004.

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
For the Twenty-six Weeks ended November 28, 2004 and November 23, 2003

(columnar dollars in millions except per share amounts)

The company has also changed the presentation of cash flows from discontinued operations to separately present cash flows from discontinued operations for operating, investing and financing activities for all periods presented.

The company has changed its presentation of equity method investment earnings to present such amounts below income tax expense for all periods presented.  Certain other reclassifications have been made to amounts previously reported in the company’s Form 10-Q for the quarterly period ended November 28, 2004 to conform with amounts reported in the company’s Form 10-Q for the thirty-nine weeks ended February 27, 2005.

The impact of this restatement on the condensed consolidated financial statements is summarized below:

	As of November 28, 2004
	As Previously Reported (1)	Restatement	As Restated
Prepaid expenses and other current assets	$326.1	5.9	$332.0
Total current assets	5,487.1	5.9	5,493.0
Goodwill	3,815.0	(2.2)	3,812.8
Total assets	14,202.1	3.7	14,205.8
Other accrued liabilities	1,227.5	12.5	1,240.0
Total current liabilities	3,651.1	12.5	3,663.6
Other noncurrent liabilities	1,101.0	39.7	1,140.7
Total liabilities	9,341.4	52.2	9,393.6
Additional paid-in capital	754.9	(0.4)	754.5
Retained earnings	2,498.4	(48.1)	2,450.3
Total common stockholders’ equity	4,860.7	(48.5)	4,812.2
Total liabilities and stockholders’ equity	14,202.1	3.7	14,205.8

(1)   As previously reported in the company’s Form 10-Q for the quarterly period ended November 28, 2004 filed on January 6, 2005.

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Twenty-six Weeks ended November 28, 2004 and November 23, 2003

(columnar dollars in millions except per share amounts)

	For the 13 weeks ended November 28, 2004				For the 26 weeks ended November 28, 2004
	As Previously Reported(1)	Reclass- ifications	Restate- ment	As Restated and Reclassified	As Previously Reported(1)	Reclass- ifications	Restate- ment	As Restated and Reclassified

Cost of goods sold	$3,213.7	2.2	—	$3,215.9	$6,021.1	5.7	—	$6,026.8
Selling, general and administrative expenses	441.7	(2.2)	(10.1)	429.4	856.2	(5.7)	(10.1)	840.4
Income tax expense	146.8	—	8.7	155.5	227.9	—	9.0	236.9
Income from continuing operations before cumulative effect of changes in accounting	243.3	—	1.4	244.7	376.6	—	1.1	377.7
Income (loss) from discontinued operations, net of tax	(1.0)	—	(4.1)	(5.1)	0.7	—	(4.1)	(3.4)
Net income	242.3	—	(2.7)	239.6	377.3	—	(3.0)	374.3
Comprehensive income	313.3	—	(2.7)	310.6	433.5	—	(3.0)	430.5
Earnings per share - basic
Income from continuing operations before cumulative effect of changes in accounting	$0.47	—	0.01	$0.48	$0.73	—	0.01	$0.74
Income (loss) from discontinued operations, net of tax	$—	—	(0.01)	$(0.01)	$—	—	(0.01)	$(0.01)
Net income	$0.47	—	—	$0.47	$0.73	—	—	$0.73

Earnings per share- diluted
Income from continuing operations before cumulative effect of changes in accounting	$0.47	—	—	$0.47	$0.73	—	—	$0.73
Income (loss) from discontinued operations, net of tax	$—	—	(0.01)	$(0.01)	$—	—	(0.01)	$(0.01)
Net income	$0.47	—	(0.01)	$0.46	$0.73	—	(0.01)	$0.72

(1)  As previously reported in the company’s Form 10-Q for the quarterly period ended November 28, 2004 filed on January 6, 2005.

	As of November 23, 2003
	As Previously Reported (1)	Restatement	As Restated
Prepaid expenses and other current assets	$362.6	49.6	$412.2
Total current assets	5,772.4	49.6	5,822.0
Goodwill	3,807.1	(2.2)	3,804.9
Other assets	1,451.5	(10.2)	1,441.3
Total assets	14,532.7	37.2	14,569.9
Other accrued liabilities	1,295.7	28.2	1,323.9
Total current liabilities	3,532.2	28.2	3,560.4
Other noncurrent liabilities	961.0	24.4	985.4
Total liabilities	9,634.4	52.6	9,687.0
Additional paid-in capital	750.7	(0.4)	750.3
Retained earnings	2,254.7	(15.0)	2,239.7
Total common stockholders’ equity	4,898.3	(15.4)	4,882.9
Total liabilities and stockholders’ equity	14,532.7	37.2	14,569.9

(1)  As previously reported in the company’s Form 10-Q for the quarterly period ended November 28, 2004 filed on January 6, 2005.

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Twenty-six Weeks ended November 28, 2004 and November 23, 2003

(columnar dollars in millions except per share amounts)

	For the 13 weeks ended November 23, 2003				For the 26 weeks ended November 23, 2003
	As Previously Reported(1)	Reclass- ifications	Restate- ment	As Restated and Reclassified	As Previously Reported(1)	Reclass- ifications	Restate- ment	As Restated and Reclassified

Cost of goods sold	$2,908.5	(3.5)	—	$2,905.0	$5,453.7	(3.5)	—	$5,450.2
Selling, general and administrative expenses	477.7	3.5	—	481.2	941.7	3.5	(1.4)	943.8
Income tax expense	128.8	—	1.3	130.1	127.5	—	39.7	167.2
Income from continuing operations before cumulative effect of changes in accounting	237.9	—	(1.3)	236.6	405.2	—	(38.3)	366.9
Net income	270.1	—	(1.3)	268.8	465.0	—	(38.3)	426.7
Comprehensive income	296.5	—	(1.3)	295.2	526.4	—	(38.3)	488.1
Earnings per share - basic
Income from continuing operations before cumulative effect of changes in accounting	$0.45	—	—	$0.45	$0.77	—	(0.08)	$0.69
Net income	$0.51	—	—	$0.51	$0.88	—	(0.08)	$0.80

Earnings per share- diluted
Income from continuing operations before cumulative effect of changes in accounting	$0.45	—	—	$0.45	$0.76	—	(0.07)	$0.69
Net income	$0.51	—	—	$0.51	$0.87	—	(0.07)	$0.80

(1)  As previously reported in the company’s Form 10-Q for the quarterly period ended November 28, 2004 filed on January 6, 2005.

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Twenty-six Weeks ended November 28, 2004 and November 23, 2003

(columnar dollars in millions except per share amounts)

	As of May 30, 2004
	As Previously Reported (1)	Restatement	As Restated
Prepaid expenses and other current assets	$435.4	4.4	$439.8
Total current assets	5,144.9	4.4	5,149.3
Goodwill	3,798.8	(2.2)	3,796.6
Other assets	1,569.5	(10.1)	1,559.4
Total assets	14,230.1	(7.9)	14,222.2
Other accrued liabilities	1,076.9	2.9	1,079.8
Total current liabilities	3,001.6	2.9	3,004.5
Other noncurrent liabilities	1,108.3	34.8	1,143.1
Total liabilities	9,390.6	37.7	9,428.3
Additional paid-in capital	756.1	(0.4)	755.7
Retained earnings	2,394.4	(45.2)	2,349.2
Total common stockholders’ equity	4,839.5	(45.6)	4,793.9
Total liabilities and stockholders’ equity	14,230.1	(7.9)	14,222.2

(1)   As previously reported in the company’s Form 10-Q for the quarterly period ended November 28, 2004 filed on January 6, 2005.

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

Restatement of Condensed Consolidated Financial Statements

On March 24, 2005, the company announced that it would restate certain historical results to correct errors in previously reported amounts related to income tax matters.  This Form 10-Q/A includes restated financial information.  The correction of the errors results in an aggregate net increase in income tax expense of approximately $13 million (including approximately $4 million reflected in results from discontinued operations) during the first half of fiscal 2005 and approximately $40 million during the first half of fiscal 2004.  The restatement adjustments result in a $48 million reduction of ending stockholders’ equity as of November 28, 2004.

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

The principal financial statement impact of such errors noted above is summarized as follows:

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

•                  For the first half of fiscal 2004, decreased selling, general and administrative expenses $1.4 million; increased income tax expense $39.7 million; decreased net income $38.3 million; decreased diluted earnings per share $0.07.

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

The company has changed its presentation of equity method investment earnings to present such amounts below income tax expense for all periods presented.  Certain other reclassifications have been made to amounts previously reported in the company’s Form 10-Q for the quarterly period ended November 28, 2004 to conform with amounts reported in the company’s Form 10-Q for the thirty-nine weeks ended February 27, 2005.

See Note 13 to the condensed consolidated financial statements for additional information. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to such restatement.

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

During the second quarter of fiscal 2005, the company:

•                  earned $0.46 per diluted share, which includes a loss of $0.01 per share from discontinued operations, as compared to second-quarter fiscal 2004 diluted EPS of $0.51 which included $0.06 per share of results of discontinued operations; diluted EPS from continuing operations was $0.45 in the second quarter of fiscal 2004,

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

•                  achieved 8% sales growth, driven by strong volume growth and increased product pricing in the Retail Products segment,

•                  increased year-over-year operating profit for each of the company’s reporting segments,

•                  divested its minority interest in Swift Foods for $194 million, resulting in a gain of approximately $9 million, and

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

Gross Profit

(Net sales less cost of goods sold)

($ in millions)

Reporting Segment

	Gross Profit
	Thirteen weeks ended			Twenty-six weeks ended
	November 28, 2004	November 23, 2003	Percentage Inc / (Dec)	November 28, 2004	November 23, 2003	Percentage Inc / (Dec)
Retail Products	$631	$654	(4)%	$1,107	$1,139	(3)%
Foodservice Products	144	148	(3)%	267	280	(5)%
Food Ingredients	125	98	27%	211	165	28%
	$900	$900	—	$1,585	$1,584	—

The company’s gross profit for the second quarter of fiscal 2005 was $900 million, unchanged from the same period in the prior year.  Gross profit for the first half of fiscal 2005 was $1.6 billion, essentially flat with the same period in the prior year.  Costs of implementing the company’s operational efficiency initiatives reduced gross profit for the second quarter and first half of fiscal 2005 by $4 million and $13 million, respectively, and reduced gross profit for both the second quarter and first half of fiscal 2004 by $2 million.  The costs of commodity inputs have been higher, on average, in fiscal 2005 than in the prior year.  Although the company has implemented price increases for many of its products, it was not able to fully offset the increased input costs in the second quarter and first half of fiscal 2005.

The company’s gross margin (gross profit as a percentage of net sales) for the second quarter and first half of fiscal 2005 was 22% and 21%, respectively, as compared to 24% and 23%, respectively for the same periods in the prior year, primarily reflecting the impact of increased input and other production costs.

Retail Products gross profit for the second quarter of fiscal 2005 was $631 million, a decrease of $23 million, or 4%, from the same period in the prior year.  Gross profit for the first half of fiscal 2005 was $1.1 billion, a decrease of $32 million, or 3%, from the same period in the prior year.  Gross profit for branded processed meats was significantly below prior year results, reflecting higher input costs and the impact of competitive pricing.  Costs of implementing the company’s operational efficiency initiatives reduced gross profit for the second quarter and first half of fiscal 2005 by $3 million and $11 million,

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

respectively.  Costs of implementing the company’s operational efficiency initiatives reduced gross profit for both the second quarter and first half of fiscal 2004 by $1 million.  Gross margins of the Retail Products segment for the second quarter and first half of fiscal 2005 were 26% and 25%, respectively, as compared to 29% and 28% in the same periods of the prior year, due to higher input costs, which were not fully offset by higher selling prices for many of the company’s products, and a less favorable mix of products sold.

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

Selling, General and Administrative Expenses (includes general corporate expense)

Selling, general and administrative expenses totaled $429 million for the second quarter of fiscal 2005, a decrease of $52 million, or 11%, as compared to the same period in the prior year. This decrease resulted from decreased payroll costs, and lower marketing, advertising and promotional costs and a $9 million gain resulting from the sale of the minority interest investment in Swift Foods.

Selling, general and administrative expenses totaled $840 million for the first half of fiscal 2005, down $103 million, or 11%, as compared to the same period in the prior year. This decrease resulted from lower advertising and promotions costs in fiscal 2005, a $9 million gain resulting from the sale of the minority interest investment in Swift Foods and higher costs in the first half of fiscal 2004 due to a $25 million charge for litigation related to a choline chloride joint venture with E.I. du Pont Nemours and Co. that was sold in 1997.  Included in selling, general and administrative expense for the first half of fiscal 2005 were $4 million of costs relating to the company’s operational efficiency initiatives.

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Operating Profit (earnings before general corporate expense, net interest expense, equity method investment earnings and income taxes)

($ in millions)

Reporting Segment

	Operating Profit
	Thirteen weeks ended			Twenty-six weeks ended
	November 28, 2004	November 23, 2003	Percentage Inc / (Dec)	November 28, 2004	November 23, 2003	Percentage Inc / (Dec)
Retail Products	$373	$361	3%	$583	$569	2%
Foodservice Products	91	86	6%	158	162	(2)%
Food Ingredients	79	54	46%	139	82	70%

Retail Products operating profit for the second quarter of fiscal 2005 was $373 million, an increase of $12 million, or 3%, as compared to the same period in the prior year.  Operating profit for the first half of fiscal 2005 was $583 million, an increase of $14 million, or 2%, as compared to the same period in the prior year.  Operating profit reflects SG&A cost reductions, primarily in advertising and promotion, partially offset by the reduction in gross profit.  Costs of implementing the company’s operational efficiency initiatives reduced operating profit by $4 million and $12 million in the second quarter and first half of fiscal 2005, respectively.

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

Income Taxes

In the second quarter and first half of fiscal 2005, the company’s income tax expense was $155.5 million and $236.9 million, respectively.  In the second quarter and first half of fiscal 2004 the company’s income tax expense was $130.1 million and $167.2 million, respectively.  The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately 39% for both the second quarter and first half of fiscal 2005.  The effective tax rate was approximately 35% and 31% for the second quarter and first half of fiscal 2004, respectively.

In September 2003, the company reached an agreement with the Internal Revenue Service (“IRS”) with respect to the IRS’s examination of the company’s tax returns for fiscal years 1996 through 1999.  As a result of the favorable resolution of these matters, the company reduced income tax expense by $27.0 million during the first quarter of fiscal 2004.

Discontinued Operations

The second quarter and first half of the current year include an after tax loss of $5 million and $3 million, respectively from discontinued operations as compared to income of $32 million and $72 million, respectively, in the same periods of the prior year.

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

Earnings Per Share

The company’s fiscal 2005 second quarter diluted earnings per share were $0.46; $0.47 per share from continuing operations and a $0.01 per share loss from discontinued operations.  Fiscal 2004 second quarter earnings per share were $0.51, $0.45 per share from continuing operations before cumulative effect of change in accounting and $0.06 per share from discontinued operations.

Diluted earnings per share for the first half of fiscal 2005 were $0.72; $0.73 per share from continuing operations and a $0.01 per share loss from discontinued operations.  Fiscal 2004 first-half earnings per share were $0.80, $0.69 per share from continuing operations before cumulative effect of change in accounting, $0.13 per share from discontinued operations, and a loss of $0.02 per share from the cumulative effect of a change in accounting.

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

Cash Flows

During the first half of fiscal 2005, the company used $255 million of cash, which was the net impact of $462 million generated from operating activities, $52 million generated by investing activities and $769 million used in financing activities.

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Cash generated from operating activities of continuing operations totaled $387 million in the first half of fiscal 2005, as compared to $287 million generated in the same period of the prior year.  The increased cash flow was primarily due to decreased trade working capital, resulting primarily from timing of payments.  Discontinued operations generated cash flows from operating activities of approximately $75 million in the first half of fiscal 2005, as compared to cash used in discontinued operations of $99 million in the first half of fiscal 2004. Cash flow from operating activities is one of the company’s primary sources of liquidity.

Cash provided by investing activities totaled $52 million in the first half of fiscal 2005, versus cash used in investing activities of $164 million in the same period of fiscal 2004.  Investing activities for the first half of fiscal 2005 consisted primarily of proceeds collected from the sale of UAP North America (which were classified as divestiture proceeds receivable as of fiscal year end 2004), proceeds collected from the sale of the company’s minority interest investment in the fresh beef and pork business and proceeds collected from the sale of cattle feeding operations.  These proceeds were partially offset by expenditures for additions to property, plant and equipment under the company’s capital expenditure plans.

Cash used in financing activities totaled $769 million in the first half of fiscal 2005, as compared to cash used of $661 million in the first half of fiscal 2004.  During the first half of fiscal 2005, the company made scheduled debt payments of $322 million and paid dividends of $269 million.  The company also repurchased 6.8 million shares of its common stock for $181 million under its share repurchase program.  In the first half of fiscal 2004, the company borrowed $99 million under its commercial paper program, made scheduled debt payments of $502 million and paid dividends of $262 million.

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

To address the errors discovered as a part of this process, and as announced in its Form 8-K filed with the SEC on March 24, 2005, the company is restating financial statements for the periods covered in its Form 10-K for the fiscal year ended May 30, 2004 and the Form 10-Q's for the first two quarters of fiscal 2005.  See “Restatement of Condensed Consolidated Financial Statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Frank S. Sklarsky Executive Vice President, Chief Financial Officer

By:

/s/ John F. Gehring

John F. Gehring Senior Vice President and Corporate Controller

Dated this 29th day of April, 2005.

ConAgra Foods, Inc. and Subsidiaries

Exhibit Index

EXHIBIT	DESCRIPTION	PAGE

12	Statement regarding computation of ratio of earnings to fixed charges	53

31.1	Section 302 Certificate of Chief Executive Officer	54

31.2	Section 302 Certificate of Chief Financial Officer	55

32.1	Section 906 Certificates	56