Form 10-K
period 2005-05-29
CONAGRA FOODS INC /DE/
filed 2005-08-12
CIK 23217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 29, 2005

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

The aggregate market value of the voting common stock of ConAgra Foods, Inc. held by non-affiliates on November 28, 2004 was approximately $14.0 billion based upon the closing sale price on the New York Stock Exchange.

At July 22, 2005, 518,540,285 common shares were outstanding.

Documents incorporated by reference are listed on page 1.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement filed for Registrant’s 2005 Annual Meeting of Stockholders (the “2005 Proxy Statement”) are incorporated into Part III, Items 10, 11, 12, 13 and 14.

PART I

ITEM 1.  BUSINESS

a) General Development of Business

ConAgra Foods, Inc. (“ConAgra Foods” or the “company”) is a leading packaged food company serving a wide variety of food customers.  Over time, the company, which was first incorporated in 1919, has grown through acquisitions, operations and internal brand and product development.

ConAgra Foods is focused on improving profit margins and returns on capital.  To that end, the company has significantly changed its portfolio of businesses over the last few years, divesting strategically non-core businesses and focusing on branded, value-added food opportunities.  Executing this strategy has involved the acquisition of several brands such as Chef Boyardee, Egg Beaters, Gulden’s, Libby’s, PAM, and Slim Jim as well as divestitures of the company’s chicken business, its U.S. and Canadian crop inputs businesses (“UAP North America”), its international crop inputs businesses (“UAP International”), a Spanish feed business and Portuguese poultry business, its fresh beef and pork business (“fresh beef and pork divestiture”), its specialty meats foodservice business, its canned seafood operations, and its processed cheese operations.  As part of this strategy, the company has also embarked on a significant upgrading and overhaul of the marketing, operations, and business process systems throughout the company through various initiatives.  The purpose of those initiatives is to:

•                  continually strengthen brand equities,

•                  reduce the complexity and cost of major operating functions including procurement, manufacturing, and logistics, and

•                  improve customer service.

The company expects the multi-year profit-enhancing initiatives in its marketing, operating, and business process functions to continue for the next few years.

b) Financial Information about Reporting Segments

For fiscal 2005 and 2004, the company’s operations are classified into three reporting segments: Retail Products, Foodservice Products and Food Ingredients.  For fiscal 2003 and prior years, the company’s operations also include a Meat Processing reporting segment which reflects results associated with the company’s fresh beef and pork operations prior to the company selling a controlling interest in the operations during fiscal 2003.  The contributions of each reporting segment to net sales and operating profit, and the identifiable assets attributable to each reporting segment are set forth in Note 20 “Business Segments and Related Information” to the consolidated financial statements.

c) Narrative Description of Business

The company competes throughout the food industry and focuses on adding value for customers who sell into the retail food, foodservice and ingredients channels. The company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 11% of consolidated net sales for fiscal 2005, primarily in the Retail Products segment.

ConAgra Foods’ operations, including its reporting segments, are described below.  The ConAgra Foods companies and locations, including distribution facilities, within each reporting segment, are described in Item 2.

Retail Products

The Retail Products reporting segment includes branded foods in the shelf-stable, frozen and refrigerated temperature classes which are sold in various retail channels.

Shelf-stable products include tomato products, cooking oils, popcorn, soup, puddings, meat snacks, canned beans, canned pasta, canned chili, cocoa mixes and peanut butter for retail and deli customers.  Shelf-stable major brands include Hunt’s, Healthy Choice, Chef Boyardee, Wesson, Orville Redenbacher’s, PAM, Slim Jim, ACT II, Peter Pan, Van Camp’s, Gulden’s, Beanee Weenee, Manwich, Hunt’s Snack Pack, Swiss Miss, Knott’s Berry Farm, La Choy, Gebhardt, DAVID, Wolf, Pemmican, Penrose and Andy Capp’s.

Frozen food products include dinners, pizzas, turkeys, entrees, snacks, desserts, ice cream, potato products, hand-held dough-based products and seafood for retail and deli customers.  Frozen food major brands include Healthy Choice, Golden Cuisine, Banquet, Marie Callender’s, Butterball, Kid Cuisine, MaMa Rosa’s, Rosarita, Morton, Patio, La Choy, Artel and Wolfgang Puck.

Refrigerated food products include hot dogs, bacon, ham, sausages, cold cuts, turkey products, ethnic foods, kosher products, meat alternative products (e.g., soy-based hot dogs and patties), tablespreads, egg alternatives and dessert toppings for retail and deli customers.  Refrigerated food major brands include Armour, Butterball, Cook’s, Decker, Eckrich, Healthy Choice, Louis Kemp, Ready Crisp, Hebrew National, Brown ‘N Serve, Lightlife, Parkay, Blue Bonnet, Fleischmann’s, Egg Beaters and Reddi-wip.

Foodservice Products

The Foodservice Products reporting segment includes branded and customized food products, including meals, entrees, prepared potatoes, meats, seafood, sauces, and a variety of custom-manufactured culinary products packaged for sale to restaurants and other foodservice establishments.

Major brands include Armour, Butterball, County Line, Cook’s, Decker, Longmont, Eckrich, Margherita, Texas BBQ, Signature, Hebrew National, Parkay, Blue Bonnet, Fleischmann’s, Egg Beaters, Reddi-wip, Angela Mia, Hunt’s, Healthy Choice, Chef Boyardee, Banquet, Gilardi’s, Lamb Weston, Holly Ridge, Fernando’s, Rosarita, The Max, Singleton, Wesson, PAM, Peter Pan, Van Camp’s, Gulden’s, J. Hungerford Smith, Manwich, Hunt’s Snack Pack, Swiss Miss, Knott’s Berry Farm, La Choy, Gebhardt and Wolf.

Food Ingredients

The Food Ingredients segment includes certain branded and commodity food ingredients, including milled grain ingredients, seasonings, blends and flavorings, which are sold under names such as ConAgra Mills, Gilroy Foods and Spicetec to food processors, as well as certain commodity trading, sourcing and merchandising operations.

Unconsolidated Equity Investments

The company has a number of unconsolidated equity investments.  The more significant equity investments are involved in barley malting and potato production.  The company divested of its minority equity interest investment in a fresh beef and pork joint venture in fiscal 2005.  This joint venture was established in fiscal 2003 when the company sold a controlling interest in its fresh beef and pork operations.

Discontinued Operations

During fiscal 2005, the company completed the divestitures of its international crop inputs businesses (UAP International) and its Portuguese poultry business.  Also in fiscal 2005, the company implemented a plan to exit the specialty meats foodservice business.  The company closed a manufacturing facility in Alabama, sold its operations in California and, in the first quarter of fiscal 2006, completed the sale of its operations in Illinois.  Upon the sale of the Illinois operations, the company has no further specialty meats operations.  During fiscal 2004, the company completed the divestitures of its chicken business, its U.S. and Canadian crop inputs businesses (UAP North America) and its Spanish feed business.  Accordingly, the results of operations of the chicken business, UAP North America, UAP International, the Spanish feed business and Portuguese poultry business, and the specialty meats foodservice business are reflected in discontinued operations for all periods presented.  Beginning September 24, 2004, the results of operations of the cattle feeding business are presented in discontinued operations.

General

The following comments pertain to each of the company’s reporting segments.

ConAgra Foods is a food company that operates in many different areas of the food industry, with a significant focus on the sale of branded and value-added consumer products.  ConAgra Foods uses many different raw materials, the bulk of which are commodities.  The prices paid for raw materials used in the products of ConAgra Foods generally reflect factors such as weather, commodity market fluctuations, currency fluctuations, tariffs and the effects of governmental agricultural programs.  Although the prices of raw materials can be expected to fluctuate as a result of these factors, the company believes such raw materials to be in adequate supply and generally available from numerous sources. The company uses hedging techniques to minimize the impact of price fluctuations in its principal raw materials.  However, it does not fully hedge against changes in commodity prices and these strategies may not fully protect the company or its subsidiaries from increases in specific raw material costs.

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

Demand for certain of the company’s products may be influenced by holidays, changes in seasons or other annual events.

The company manufactures primarily for stock and fills customer orders from finished goods inventories. While at any given time there may be some backlog of orders, such backlog is not material in respect to annual net sales, and the changes from time to time are not significant.

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

At May 29, 2005, ConAgra Foods and its subsidiaries had approximately 38,000 employees, primarily in the United States.

d) Foreign Operations

Foreign operations information is set forth in Note 20 “Business Segments and Related Information” to the consolidated financial statements.

e) Available Information

The company makes available, free of charge through its Internet web site at http://www.conagrafoods.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.  The company submitted the annual Chief Executive Officer certification to the NYSE for its 2005 fiscal year as required by Section 303A.12(a) of the NYSE Corporate Governance rules.

The company has also posted on its website its (1) Corporate Governance Principles, (2) Code of Conduct, (3) Code of Ethics for Senior Corporate Officers, (4) charters for the Audit Committee, Corporate Affairs Committee, Corporate Governance Committee, Human Resources Committee and Nominating Committee.  Shareholders may also obtain copies of these items at no charge by writing to Assistant Corporate Secretary, ConAgra Foods, Inc., One ConAgra Drive, Omaha, NE, 68102-5001.

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

The consolidation of the company’s customers has resulted in large sophisticated customers with increased buying power.

The company’s customers, such as supermarkets, warehouse clubs and food distributors, have consolidated in recent years and consolidation is expected to continue.  These consolidations have produced large, sophisticated customers with increased buying power who are more capable of resisting price increases and operating with reduced inventories.  These customers may also in the future use more of their shelf space, currently used for company products, for their private label products.  If the larger size of these customers results in additional negotiating strength or less shelf space for company products, the company’s profitability could decline.

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

The company uses many different commodities including wheat, corn, oats, soybeans, beef, pork, poultry and energy.  Commodities are subject to price volatility caused by commodity market fluctuations, supply and demand, currency fluctuations, and changes in governmental agricultural programs.  Commodity price increases will result in increases in raw material costs and operating costs.  The company may not be able to increase its product prices to offset these increased costs; and increasing prices may result in reduced sales volume and profitability.  The company has many years’ experience in hedging against commodity price increases; however, hedging practices reduce but do not eliminate the risk of increased operating costs from commodity price increases.  For example, higher commodity prices in fiscal 2004 and 2005, which were not fully offset by higher selling prices, negatively affected the company’s operating profit.

The company’s information technology resources must provide efficient connections between its business functions, or its results of operations will be negatively impacted.

Each year the company engages in several billion dollars of transactions with its customers and vendors.  Because the amount of dollars involved is so significant, the company’s information technology resources must provide connections among its marketing, sales, manufacturing, logistics, customer services and accounting functions.  If the company does not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure and to maintain the related computerized and manual control processes, it could be subject to billing and collection errors, business disruptions or damage resulting from security breaches.  In 2005, in connection with its implementation of Project Nucleus, the company’s information technology-linking initiative, the company had short-term operational challenges during the third quarter of fiscal 2005.

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

ITEM 2. PROPERTIES

The company’s headquarters are located in Omaha, Nebraska.  In addition, certain shared service centers are located in Omaha, Nebraska, including a product development facility, customer service center, financial service center and information technology center.  The general offices and location of principal operations are set forth in the following summary of ConAgra Foods’ locations.

The company maintains a number of stand-alone distribution facilities.  In addition, there is warehouse space available at substantially all of its manufacturing facilities.

Utilization of manufacturing capacity varies by manufacturing plant based upon the type of products assigned and the level of demand for those products.   Management believes that the company’s manufacturing and processing plants are well maintained and are generally adequate to support the current operations of the business.

The company owns most of the manufacturing facilities.  However, a limited number of plants and parcels of land with the related manufacturing equipment are leased.  Substantially all of ConAgra Foods’ transportation equipment and forward-positioned distribution centers containing finished goods are leased.

RETAIL PRODUCTS REPORTING SEGMENT

Domestic general offices in Omaha, Nebraska, Lincoln, Nebraska, Irvine, California, Lakeville, Minnesota, Edina, Minnesota, Naperville, Illinois and Jericho, New York.  International general offices in Toronto, Canada, Mexico City, Mexico and San Juan, Puerto Rico.

Fifty-nine manufacturing facilities in Arkansas, Ohio, Iowa, Kansas, Missouri, Pennsylvania, Tennessee, Texas, Wisconsin, California, Georgia, Illinois, North Carolina, Minnesota, Indiana, Michigan, Nebraska, Massachusetts and Kentucky.  Six international manufacturing facilities in Argentina, Canada, Mexico and the United Kingdom.

FOODSERVICE PRODUCTS REPORTING SEGMENT

General offices in Omaha, Nebraska, Eagle, Idaho, Tri-Cities, Washington, Tampa, Florida and Santa Fe Springs, California.

Twenty-one domestic manufacturing facilities in Idaho, Nebraska, Oregon, Washington, North Carolina, Minnesota (50% owned), Indiana, California, Texas, Colorado, Tennessee and Florida.  One international manufacturing facility in Canada and three manufacturing facilities in The Netherlands (50% owned).

FOOD INGREDIENTS REPORTING SEGMENT

Domestic general, marketing and merchandising offices in Omaha, Nebraska and Savannah, Georgia.  International general and marketing offices in Canada, Mexico, Italy, China, Brazil, United Kingdom, Switzerland and Australia.

Fifty-two domestic production facilities (including two 50% owned facilities) in Alabama, California, Colorado, Florida, Georgia, Idaho, Illinois, Iowa, Michigan, Minnesota, Nebraska, New Jersey, New Mexico, Nevada, North Dakota, Oklahoma, Ohio, Oregon, Pennsylvania, South Dakota, Texas, Utah and Washington, one international production facility in Chile, six manufacturing facilities in Australia (50% owned), three manufacturing facilities in Canada (50% owned), and five manufacturing facilities in the United Kingdom (50% owned).

ITEM 3. LEGAL PROCEEDINGS

In fiscal 1991, ConAgra Foods acquired Beatrice Company (“Beatrice”). As a result of the acquisition and the significant pre-acquisition contingencies of the Beatrice businesses and its former subsidiaries, the consolidated post-acquisition financial statements of the company reflect significant liabilities associated with the estimated resolution of these contingencies. These include various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by the company. The environmental proceedings include litigation and administrative proceedings involving Beatrice’s status as a potentially responsible party at 31 Superfund, proposed Superfund or state-equivalent sites; these sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and / or other contaminants. Beatrice has paid or is in the process of paying its liability share at 30 of these sites. Reserves for these matters have been established based on the company’s best estimate of its undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of Beatrice and other potentially responsible parties and its experience in remediating sites. The reserves for Beatrice environmental matters totaled $109.5 million as of May 29, 2005, and $115.2 million as of May 30, 2004, a majority of which relates to the Superfund and state equivalent sites referenced above. Expenditures for these matters are expected to occur over a period of 5 to 20 years.

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

On August 10, 2001, a purported class action lawsuit, Gebhardt v. ConAgra Foods, Inc., et. al., Case No. 810CV427, was filed in United States District Court for Nebraska against the company and certain of its executive officers alleging violations of the federal securities laws in connection with the events resulting in the company’s June 2001 restatement of its financial statements. The complaint sought a declaration that the action was maintainable as a class action and that the plaintiff was a proper class representative, unspecified compensatory damages, reasonable attorneys’ fees and any other relief deemed proper by the court. The company reached an agreement, which received final approval by the court on May 24, 2005, to settle the lawsuit for $14 million. The settlement, which is largely covered by insurance, is without admission of liability or wrongdoing.

On September 26, 2001, a shareholder derivative action was filed, purportedly on behalf of the company, by plaintiffs Anthony F. Rolfes and Sandra S. Rolfes in the Court of Chancery for the State of Delaware in New Castle County, Case No. 19130NC. The complaint alleged that the defendants, directors of the company during the relevant times, breached fiduciary duties in connection with events resulting in the company’s June 2001 restatement of its financial statements. The action sought, inter alia, recovery to the company, which is named as a nominal defendant in the action, of damages allegedly sustained by the company and a direction to the defendants to establish programs to prevent wrongful and illegal practices. On October 9, 2001, a second shareholder derivative action was filed, purportedly on behalf of the company, by plaintiff Harbor Finance Partners in the United States District Court for the District of Nebraska, Case No. 401CV3255. The complaint contained allegations and sought relief similar to the Delaware derivative action. The company has reached agreement to settle the lawsuits for the cost of plaintiff’s attorney fees of $300,000, which will be covered by insurance.  The settlement includes certain undertakings and is without admission of liability or wrongdoing.  The settlement was preliminarily approved by the court on June 13, 2005, and following completion of steps incident to the settlement process, will be submitted to the court for final approval.

On April 29, 2005, the company filed an amended annual report on Form 10-K for the fiscal year ended May 30, 2004 and amended quarterly reports on Form 10-Q for the quarters ended August 29, 2004 and November 28, 2004.  The filings included restated financial information for fiscal years 2002, 2003, 2004 and the first two quarters of fiscal 2005. The restatement related to tax matters.  In addition, the company is providing information to the SEC Staff relating to the facts and circumstances surrounding the restatement.  On June 21, 2005, a purported class action, Berlien v. ConAgra Foods, Inc., et. al., Case No. 805CV292 was filed in United States District Court for Nebraska, and on June 30, 2005, a purported class action, Calvacca v. ConAgra Foods, Inc., et. al., Case No. 805CV00318 was filed in the same court. On July 26, 2005, a purported class action, Woods v. ConAgra Foods, Inc., et. al.,  Case No. 6707, was filed in United States District Court for the Southern District of New York. Each lawsuit is against the company and its chief executive officer.  The lawsuits allege violations of the federal securities laws in connection with the events resulting in the company’s April 2005 restatement of its financial statements and related matters. Each complaint seeks a declaration that the action is maintainable as a class action and that the plaintiff is a proper class representative, unspecified compensatory damages, reasonable attorneys’ fees and any other relief deemed proper by the court.  The company believes the lawsuits are without merit and plans to vigorously defend the actions.

On July 15, 2005, two derivative actions were filed by shareholder plaintiff Gerald Halpern, Case No. 805CV342, and shareholder plaintiff Shawn Van Hees, Case No. 805CV343, and on July 26, 2005, a derivative action was filed by shareholder plaintiff Charles Zimmerman, Case No. 405CV3183, purportedly on behalf of the company, in United States District Court for Nebraska. The complaints alleged that the defendants, directors and certain executive officers of the company during the relevant times, breached fiduciary duties in connection with events resulting in the company’s April 2005 restatement of its financial statements and related matters. The actions seek, inter alia, recovery to the company, which was named as a nominal defendant in the action, of damages allegedly sustained by the company and for reimbursement and restitution.  The officers and directors named as defendants in the action intend to vigorously defend the allegations and believe the actions are without merit.

On July 18, 2005, purported class actions, Rantala v. ConAgra Foods, Inc., et. al., Case No. 805CV349, and Bright v. ConAgra Foods, Inc., et. al., Case No. 805CV348 were filed in United States District Court for Nebraska. The lawsuits are against the company and its directors and its employee benefits committee on behalf of participants in the company’s employee retirement income savings plans. The lawsuits allege violations of the Employee Retirement Income Security Act (ERISA) in connection with the events resulting in the company’s April 2005 restatement of its financial statements and related matters. Each complaint seeks unspecified amount of damages, injunctive relief, attorneys’ fees and other equitable monetary relief. The company believes the lawsuits are without merit and intends to vigorously defend the actions.

The company is a party to a number of other lawsuits and claims arising out of the operation of its businesses. After taking into account liabilities recorded for all of the foregoing matters, management believes the ultimate resolution of such matters should not have a material adverse effect on the company’s financial condition, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT AS OF AUGUST 1, 2005

Name	Title & Capacity	Age	Year Assumed Present Office

Bruce C. Rohde	Chairman, Chief Executive Officer and President	56	1998
Frank S. Sklarsky	Executive Vice President, Chief Financial Officer	48	2004
Owen C. Johnson	Executive Vice President, Organization and Administration and Corporate Secretary	59	2004
Kevin P. Adams	Executive Vice President, Operational Support	38	2004
James H. Hardy, Jr.	Senior Vice President, Manufacturing	45	2005
Michael A. Fernandez	Senior Vice President, Corporate Affairs and Chief Communications Officer	48	2003
John F. Gehring	Senior Vice President and Corporate Controller	44	2004
Scott E. Messel	Senior Vice President, Treasurer and Assistant Secretary	46	2004
Peter M. Perez	Senior Vice President, Human Resources	51	2003
Patricia Verduin	Senior Vice President and Director, Office of Product Quality and Development	45	2002
Michael D. Walter	Senior Vice President, Economic and Commercial Affairs	56	2000
Anita L. Wheeler	President, ConAgra Foods Foundation	59	2004
Christopher W. Klinefelter	Vice President, Investor Relations	38	2000

The foregoing executive officers have held the specified positions with ConAgra Foods for the past five years, except as follows:

Frank S. Sklarsky joined ConAgra Foods as Executive Vice President, Chief Financial Officer in November 2004.  Prior to joining the company, Mr. Sklarsky was named Vice President, Corporate Financial Control at DaimlerChrysler Corporation and served as Vice President, Product Finance, from 2001 through 2004. From 2000 to 2001, he was Vice President, Finance, Dell Computer Corporation.

Owen C. Johnson joined ConAgra Foods as Senior Vice President, Human Resources and Administration in June 1998, was named Executive Vice President in 2001, and Executive Vice President, Organization and Administration and Corporate Secretary in May 2004.

Kevin P. Adams joined ConAgra Foods in 2000 as Vice President Channelized Business Practice, became Senior Vice President, Finance Operations, Retail Products Company in 2002, and Senior Vice President, Enterprise System Implementation in 2003.  He was named to his current position in January 2005.  He was Vice President, Operations Finance and Business Practice with International Home Foods (acquired by ConAgra Foods) from 1997 to 2000.

James H. Hardy joined ConAgra Foods in June 2005 as Senior Vice President, Enterprise Manufacturing.  He worked from 2001 to 2005 as Vice President, Product Supply for Clorox Company.

Michael A. Fernandez was Vice President of Public Relations with US West from 1996 to 2000, and Senior Vice President, Public Affairs with Cigna Corporation from 2000 to 2003.  He joined ConAgra Foods in his current position in September 2003.

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

Anita L. Wheeler joined ConAgra Foods in 1999 as Vice President, Executive Staffing and Development, became Vice President, Leadership Development and Planning in 2002 and was named to her current position in May 2004.

OTHER SIGNIFICANT EMPLOYEES OF THE REGISTRANT AS OF AUGUST 1, 2005

Name	Title & Capacity	Age	Year Assumed Present Office

William G. Caskey	President, ConAgra Foodservice Sales	55	2003
Gregory A. Heckman	President and Chief Operating Officer, ConAgra Food Ingredients Group	43	2003
Douglas A. Knudsen	President, Retail Sales Development	51	2003
Allan B. Lutz	President and Chief Operating Officer, ConAgra Foods – Foodservice Company	48	2003
Dennis F. O’Brien	President and Chief Operating Officer, ConAgra Foods Retail Products Company	47	2004

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

Dennis F. O’Brien was named to his current position in March 2004.  Previously he was President, Store Brands from 2000 to 2001, Executive Vice President and General Manager, Grocery Products from July 2001 to December 2001, and President and Chief Operating Officer, Grocery Products from January 2002 to March 2004.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ConAgra Foods common stock is listed on the New York Stock Exchange where it trades under the ticker symbol: CAG.  At the end of fiscal 2005, 518.1 million shares of common stock were outstanding.  There were approximately 32,000 shareholders of record, 23,000 holders via ConAgra Foods’ 401(k) plan for employees and more than 275,000 “street-name” beneficial holders whose shares are held in names other than their own.  During fiscal 2005, 367.2 million shares were traded, a daily average of approximately 1.5 million shares.

Quarterly sales price and dividend information is set forth in Note 21 “Quarterly Financial Data (Unaudited)” to the consolidated financial statements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents the total number of shares purchased during the fourth quarter of fiscal 2005, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that may yet be Purchased under the Program (2)

February 28 through March 27, 2005	—	—	—	$399,900,000

March 28 through April 24, 2005	—	—	—	$399,900,000

April 25 through May 29, 2005	34,551	$26.92	—	$399,900,000

Total Fiscal 2005 Fourth Quarter	34,551	$26.92	—	$399,900,000

(1)  Amounts represent shares delivered to the company to pay the exercise price under stock options or to satisfy tax withholding obligations upon the exercise of stock options or vesting of restricted shares.

(2)  Pursuant to the share repurchase plan announced on December 4, 2003 of up to $1 billion.  The company has repurchased 22.1 million shares at a cost of $600 million through May 29, 2005.  This program has no expiration date.

ITEM 6.  SELECTED FINANCIAL DATA

FOR THE FISCAL YEARS ENDED MAY	2005	2004	2003[1]	2002	2001
Dollars in millions, except per share amounts

Net sales [2]	$14,566.9	$14,081.8	$16,533.6	$21,921.7	$21,468.4
Income from continuing operations before cumulative effect of changes in accounting [2]	$663.1	$727.1	$812.1	$745.7	$659.5
Net income	$641.5	$811.3	$763.8	$771.7	$641.8
Basic earnings per share:
Income from continuing operations before cumulative effect of changes in accounting [2]	$1.28	$1.38	$1.53	$1.40	$1.29
Net income	$1.24	$1.54	$1.44	$1.45	$1.25
Diluted earnings per share:
Income from continuing operations before cumulative effect of changes in accounting [2]	$1.27	$1.37	$1.53	$1.40	$1.29
Net income	$1.23	$1.53	$1.44	$1.45	$1.25
Cash dividends declared per share of common stock	$1.0775	$1.0275	$0.9775	$0.9300	$0.8785

At Year-End
Total assets	$12,791.7	$14,222.2	$15,118.7	$15,568.7	$16,480.8
Senior long-term debt (noncurrent) [2,3]	$3,949.1	$4,878.4	$4,632.2	$4,973.7	$3,340.9
Subordinated long-term debt (noncurrent)	$400.0	$402.3	$763.0	$752.1	$750.0
Preferred securities of subsidiary company [3]	$—	$—	$175.0	$175.0	$525.0

1                         During fiscal 2003, the company divested its fresh beef and pork business (see Note 2 to the consolidated financial statements).

2                         Amounts exclude the impact of discontinued operations of the Agricultural Products segment, the chicken business, the feed businesses in Spain, the poultry business in Portugal and the specialty meats foodservice business.

3                         2004 amounts reflect the adoption of FIN 46R, Consolidation of Variable Interest Entities, which resulted in increasing long-term debt by $419 million, increasing other noncurrent liabilities by $25 million, increasing property, plant and equipment by $221 million, increasing other assets by $46 million and decreasing preferred securities of subsidiary company by $175 million.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a summary of significant factors relevant to the company’s financial performance and condition.  The discussion should be read together with the company’s financial statements and related notes in Item 8, Financial Statements and Supplementary Data.  Results for the fiscal year ended May 29, 2005 are not necessarily indicative of results that may be attained in the future.

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

Fiscal 2005 diluted earnings per share were $1.23, with $1.27 from continuing operations and a $0.04 loss from discontinued operations.  Fiscal 2004 diluted earnings per share were $1.53, with continuing operations contributing $1.37, discontinued operations contributing $0.18, and a change in accounting resulting in a loss of $0.02.  Several items affect the comparability of results of continuing operations, as discussed in “Other Significant Items of Note,” below.

Multi-Year Marketing, Operating and Business Process Improvement Initiatives

ConAgra Foods is focused on sales and marketing, operating, and business process improvement initiatives that are key to profitable future growth and stronger returns on capital.

Sales and Marketing Initiatives: Growing volumes and improving product mix is essential to long-term success, and requires the company to develop its brands, enhance customer service, find new customers, and go to market with new products that are responsive to consumer preference.

The company is currently implementing fact-based analytical methods for assessing the potential of its brands and products in a disciplined process.  This is designed to bring a consistency to the marketing function across retail, foodservice, and ingredients operations.  These methods address the fundamentals of the products we sell - taste profile, packaging, product quality, and nutritional statistics - and also help design appropriate consumer communication through advertising and promotion campaigns, store merchandising programs, and appropriate price points.

Operating Initiatives:  The company is striving to achieve cost savings by integrating and upgrading the supply chain.  The primary areas of emphasis are purchasing, logistics, manufacturing, and the reduction of SKUs (stock keeping units, or individual products).

Purchasing:  The company is in the process of consolidating the purchasing activity for major inputs to more effectively and efficiently purchase inputs used across its segments.

Logistics:  The company is transitioning from a network of several hundred warehouses across the country to a network defined by 14 mixing centers that will support retail and foodservice operations in strategic locations.  This new structure is intended to better utilize truckload shipments and optimize warehouse investment, while also reducing working capital as excess inventory quantities are eliminated.

Manufacturing:  The company has been developing plans to consolidate manufacturing facilities, under which inefficient plants will most likely be closed and sold over time.  The company expects savings to come from rationalizing plants, and thereby increasing capacity utilization, as well as from implementing best practices relating to overall efficiency throughout all plants.

SKU Rationalization:  The company has reduced low-volume, low-margin SKUs over the past few quarters, and plans to continue to do this more aggressively over the next 2-3 years.  SKU reduction is expected to reduce complexity and save money throughout the entire supply chain, and also result in an increased focus on the SKUs that have higher profit potential.

General and Administrative Expense and Headcount Reduction:  The company is pursuing specific plans for reductions in its anticipated SG&A (selling, general and administrative) cost structure, and those plans include salaried headcount reduction.  The reduction of several hundred salaried personnel will be completed by the end of the first quarter in fiscal 2006; those headcount reductions, along with other SG&A expense reduction programs, are expected to save more than $100 million annually once the programs are completed.

Business Process Improvement Initiatives:  The company is currently changing its business processes and implementing new information systems so that it has improved connections between the manufacturing, marketing, sales, logistics, customer service and accounting functions.  The new processes are intended to improve operating efficiency and relationships with customers and vendors.  This is being done through Project Nucleus, which integrates the new information technology platforms and allows the company to better manage important areas such as trade merchandising programs, order management, inventory management, customer payment and collections, and logistics.

Packaged Meats

The company’s packaged meats operations in the retail and foodservice segments posted weak results in fiscal 2005, resulting primarily from higher input costs and ineffective pricing actions that did not recover the increased costs.  The company anticipated aggressive pricing actions scheduled during the second half of fiscal 2005 to improve results, however, those pricing actions were not executed effectively.  Also, manufacturing challenges resulting from the installation of new equipment, consolidation of plant locations and transfer of production across plant locations resulted in the disruption of the company’s ability to fill customer orders for certain products, primarily in the third quarter of fiscal 2005. Fiscal 2005 packaged meats operating profits decreased by approximately $150 million as compared to fiscal 2004.  The company has made several changes within the packaged meats operations, including changes to strengthen leadership, and expects these changes, along with better pricing management, aggressive cost-savings initiatives and SKU reduction to improve the packaged meats operations over time.

Cost Reduction Efforts

In fiscal 2004, the company identified specific operating efficiency initiatives as part of an effort to improve the company’s cost structure, margins and competitive position.  As a result of these specific initiatives, the company recognized incremental expenses of $21 million and $62 million during fiscal 2005 and 2004, respectively.  The company does not anticipate additional costs associated with these initiatives.

In addition, the company undertook in fiscal 2005 the general and administrative and headcount reductions described above.  The company recognized $43 million of severance expense during fiscal 2005 and does not anticipate significant additional costs in fiscal 2006 related to the headcount reduction.  The company created and funded a Voluntary Employee’s Beneficiary Trust (“VEBA”) for the purpose of funding benefit payments to participants in the company’s postretirement benefit plans and severance payments to employees terminated under the company’s salaried headcount reduction.  The company contributed $75 million to the VEBA in May 2005.

Divestitures

During fiscal 2005, the company substantially completed the repositioning of its portfolio to focus on higher-margin, branded and value-added businesses through additional divestitures.  Current year dispositions included the company’s:

•                  international crop inputs businesses (“UAP International”),

•                  minority equity investment in Swift Foods and cattle feeding assets,

•                  specialty meats foodservice business, and

•                  Portuguese poultry business.

These divestitures, combined with prior years’ divestitures of the company’s chicken business, U.S. and Canadian crop inputs businesses of United Agri Products (“UAP North America”), Spanish feed business, fresh beef and pork operations, canned seafood operations and cheese operations, substantially completed the multi-year program aimed at divesting the company’s non-core businesses.  The results of operations of the chicken business, UAP North America, UAP International, the Spanish feed business and Portuguese poultry business, and the specialty meats foodservice business are reflected in discontinued operations for all periods presented.  Beginning September 24, 2004, the results of operations of the cattle feeding business are presented in discontinued operations.

Capital Allocation

During fiscal 2005, the company reduced its debt by almost $1.2 billion, reducing its debt to total capital ratio from 54% in fiscal 2004 to 48% in fiscal 2005 (total capital is defined as debt plus common stockholders’ equity).  Included in fiscal 2005 results is a $22 million loss, reflected in selling, general and administrative expense, from the early retirement of certain debt.  In addition, as part of the company’s previously announced $1 billion share repurchase program, the company repurchased approximately 7 million shares at a total cost of $181 million.  In fiscal 2004, the company repurchased 15 million shares at a total cost of $419 million.  The company continues to assess its allocation of capital and periodically reviews the appropriateness and timing with respect to the continuation of the share repurchase program.  The company paid dividends of $550 million and $537 million in fiscal 2005 and 2004, respectively.

Inflation

During fiscal 2005 and 2004, the company’s commodity and other input costs, on average, were higher than those in prior years, resulting in higher cost of goods sold.  For fiscal 2005 and 2004, inflation resulted in increased operating costs of more than $400 million and more than $350 million, respectively.  The company was able to recover a portion of these increased costs through increased pricing and operational savings, but gross margins declined in fiscal 2005, particularly in the packaged meats operations.

Other Significant Items of Note

The prior year included 53 weeks of operations while the current year includes 52 weeks as a result of the company’s year-end being the last Sunday of May.  The estimated impact on the company’s results of operations due to the extra week in fiscal 2004 was additional net sales of approximately $281 million and additional segment operating profit of approximately $41 million.

During fiscal 2005, the company recognized:

•                  two equity method investment impairment charges totaling $71 million, $66 million after tax,

•                  a charge of $21.5 million in connection with the expected settlement with the Securities and Exchange Commission (“SEC”),

•                  a benefit of $17 million for legal settlements in the Retail Products segment,

•                  asset impairment charges totaling $25 million, $15 million after tax, relating to a Retail Products brand impairment as well as an impairment associated with a plant closure in the company’s Food Ingredients segment,

•                  the uninsured portion of a casualty loss of $10 million, $6 million after tax, resulting from a fire at an insured Foodservice Products processing facility, and

•                  a pre-tax gain of approximately $186 million from the sale of ten million shares of Pilgrim’s Pride Corporation common stock in December 2004.

Opportunities and Challenges

The company believes that its sales and marketing and operating initiatives will favorably influence future profits, profit margins and returns on capital.  Because of the scope of change underway, there is risk in successfully implementing these broad change initiatives.

As described above, the company has made several changes to its retail and foodservice packaged meats businesses.  The company expects these changes to improve the profitability of these operations over time.  However, competitive pressures, input costs and the execution of the operational changes, among other factors, will affect the future profitability of these operations and the timing of any profit recovery.

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

Restatement and Internal Control Remediation Matters

During the third and fourth quarters of fiscal 2005, the company conducted reviews that led to the discovery of errors related to accounting for income taxes in previously reported amounts.  To correct the errors discovered, the company restated financial statements for the periods covered in its Form 10-K for the fiscal year ended May 30, 2004 and the Forms 10-Q for the first two quarters of fiscal 2005.  The company has evaluated the effectiveness of its internal control over accounting for income taxes as of May 29, 2005, and has determined that the accounting errors referenced above and the potential for additional misstatements indicate a material weakness in internal control over accounting for income taxes.  Progress has been made in implementing management’s plans to remediate the material weakness, including reorganization of the tax department, hiring of a new Vice President of Tax and other tax and tax accounting professionals, design of enhanced control processes over accounting for income taxes, implementation of certain enhanced control processes over accounting for income taxes, including general ledger account reconciliation processes, implementation of dual review procedures, and engagement of third party tax specialists to provide additional quality assurance. The company will continue implementing management’s remediation plans and will monitor the improvements in the controls over accounting for income taxes to ensure remediation of the material weakness.

SEGMENT REVIEW

The company’s operations are organized into three reporting segments:  Retail Products, Foodservice Products and Food Ingredients.  The Retail Products reporting segment includes branded foods which are sold in various retail channels and includes frozen, refrigerated and shelf-stable temperature classes.  The Foodservice Products reporting segment includes branded and customized food products, including meals, entrees, prepared potatoes, meats, seafood, sauces and a variety of custom-manufactured culinary products packaged for sale to restaurants and other foodservice establishments. The Food Ingredients reporting segment includes both branded and commodity food ingredients, including milled grain ingredients, seasonings, blends and flavorings, which are sold to food processors, as well as certain commodity trading and merchandising operations.

2005 vs. 2004

Net Sales

($ in millions) Reporting Segment	Fiscal 2005 Net Sales	Fiscal 2004 Net Sales	% Increase/ (Decrease)
Retail Products	$8,669	$8,434	3%
Foodservice Products	3,227	3,274	(1)%
Food Ingredients	2,671	2,374	13%
Total	$14,567	$14,082	3%

Overall company net sales increased $485 million to $14.6 billion, primarily reflecting favorable results in the Food Ingredients segment and a 2% sales volume increase in the Retail Products segment.  Fiscal 2004 results include an estimated $281 million of incremental net sales due to the inclusion of an additional week of operations.  The company believes that its sales and marketing initiatives (discussed in the “Executive Overview”) continue to favorably influence brand growth.

Retail Products net sales increased $235 million for the year to $8.7 billion.  Fiscal 2004 results include an estimated $165 million of incremental net sales due to the inclusion of an additional week of operations.   Sales volume grew by 2% in fiscal 2005, led by gains in certain key frozen food brands.  Sales of the company’s top thirty brands, which represent approximately 80% of total segment sales, grew 4% as a group, as sales of some of the company’s most significant brands, including Banquet, Chef Boyardee, Marie Callender’s, Armour, ACT II, Kid Cuisine, Libby’s, Blue Bonnet, PAM, Parkay, Egg Beaters, Swiss Miss, Snack Pack, Hunt’s, Cook’s, Eckrich and Manwich, grew in fiscal 2005, despite the additional week included in results for fiscal 2004.  Major brands posting sales declines for the year included Healthy Choice, Butterball, Slim Jim, Hebrew National, LaChoy and County Line.  Although the sales and marketing initiatives previously discussed have positively impacted the Retail Products segment net sales for the year, manufacturing challenges resulting from installation of new equipment, consolidation of plant locations and transfer of production across plant locations, and temporary disruptions from the implementation of Project Nucleus, the company’s information-based business process initiative, resulted in the disruption of the company’s ability to fill customer orders for certain products, primarily in the third quarter of fiscal 2005.

Net sales in the Foodservice Products segment were $3.2 billion, a decrease of $47 million.  Fiscal 2004 results include an estimated $61 million of incremental net sales due to the inclusion of an additional week of operations and $28 million of sales from a business the company divested in fiscal 2004.  Sales of specialty potato products increased due to strong volumes during fiscal 2005.  However, these increases were more than offset by decreased sales volumes in the culinary and seafood product lines, resulting from manufacturing challenges similar to those discussed in the Retail Products segment discussion, above, as well as the impact of tariffs and related competitive impacts on the seafood product lines.

Food Ingredients net sales increased $297 million to $2.7 billion.  Fiscal 2004 results include an estimated $55 million of incremental net sales due to the inclusion of an additional week of operations.  The increase in sales was primarily driven by the growth in trading and merchandising operations, as well as the inclusion of sales to United Agri Products, Inc. and Pilgrim’s Pride Corporation subsequent to the company’s divestitures of UAP North America and the chicken business in the third quarter of fiscal 2004.

Gross Profit

(Net Sales less Cost of Goods Sold)

($ in millions) Reporting Segment	Fiscal 2005 Gross Profit	Fiscal 2004 Gross Profit	% Increase/ (Decrease)
Retail Products	$2,159	$2,289	(6)%
Foodservice Products	517	569	(9)%
Food Ingredients	426	348	22%
Total	$3,102	$3,206	(3)%

The company’s gross profit for fiscal 2005 was $3.1 billion, a decrease of $104 million, or 3%, from the prior year.  Fiscal 2004 results include an estimated $60 million of incremental gross profit due to the inclusion of an additional week of operations.  Gross profit was reduced by $17 million and $34 million in fiscal 2005 and 2004, respectively, due to costs incurred to implement the company’s operational efficiency initiatives.  Gross profits were negatively impacted by increased input costs, primarily in the packaged meats operations, coupled with ineffective pricing that did not recover the increased costs.

Retail Products gross profit for fiscal 2005 was $2.2 billion, a decrease of $130 million from fiscal 2004.  Fiscal 2004 results include an estimated $42 million of incremental gross profit due to the inclusion of an additional week of operations.  Costs of implementing the company’s operational efficiency initiatives reduced gross profit by $13 million and $20 million in fiscal 2005 and 2004, respectively.  Increased sales volume of 2% was more than offset by the impact of the increased input costs and ineffective product pricing, particularly in the retail packaged meats operations.  The costs of installation of new equipment, consolidation of plant locations and transfer of production across plant locations also negatively impacted gross profit in fiscal 2005.

Foodservice Products gross profit for fiscal 2005 was $517 million, a decrease of $52 million over the prior fiscal year.  Fiscal 2004 results include an estimated $11 million of incremental gross profit due to the inclusion of an additional week of operations.  Costs of implementing the company’s operational efficiency initiatives reduced gross profit by $4 million and $13 million in fiscal 2005 and 2004, respectively.  Improved gross profit in the company’s specialty potato products, due to increased sales volumes, was more than offset by increased input costs in the foodservice packaged meats operations, reduced sales volumes and margins in the seafood operations and unfavorable production costs associated with a planned plant consolidation.

The Food Ingredients segment generated gross profit of $426 million in fiscal 2005, an increase of $78 million over the prior fiscal year.  Fiscal 2004 results include an estimated $7 million of incremental gross profit due to the inclusion of an additional week of operations.  Improvements in gross profit are due to favorable market conditions in the company’s commodity trading (including petroleum-based products) and fertilizer merchandising operations.  The company does not expect to achieve this level of gross profits in its trading and merchandising operations in fiscal 2006.  A difficult cost environment and competitive conditions continued to negatively impact the performance of dehydrated onion, garlic, capsicums, and vegetable-based food ingredients.

Reporting Segment	Fiscal 2005 Gross Margin	Fiscal 2004 Gross Margin
Retail Products	25%	27%
Foodservice Products	16%	17%
Food Ingredients	16%	15%
Total	21%	23%

The company’s gross margin (gross profit as a percentage of net sales) for fiscal 2005 decreased two percentage points as compared to fiscal 2004, which reflects the impact of higher input costs, combined with ineffective product pricing, principally in the packaged meats operations.  The costs of installation of new equipment, consolidation of plant locations and transfer of production across plant locations, combined with the resulting disruption of the company’s ability to fill customer orders for certain higher-margin products in the third quarter of fiscal 2005, also contributed to the reduced gross margin.

Selling, General and Administrative Expenses, includes General Corporate Expense (“SG&A”)

SG&A expenses totaled $1.8 billion in both fiscal 2005 and 2004.  Fiscal 2004 results include an estimated $34 million in SG&A expense for the inclusion of an additional week of operations.  Costs of implementing the company’s operational efficiency initiatives increased SG&A expenses by $4 million and $27 million in fiscal 2005 and 2004, respectively.  The company spent significantly less on advertising and promotion in fiscal 2005 than in the prior year.  This reduction was more than offset by increased trade spending, which is reflected as a reduction of net sales.  The company also incurred lower incentive compensation expense in fiscal 2005 than in the prior year.  Included in fiscal 2005 SG&A expenses are:

•                  charges for an impairment of a facility of $15 million in the Food Ingredients segment,

•                  a charge of $22 million on the early redemption of $600 million of 7.5% senior debt,

•                  a charge of $21.5 million in connection with matters related to an ongoing SEC investigation,

•                  a $10 million charge to reflect an impairment of a brand within the Retail Products segment,

•                  a benefit of $17 million for legal settlements in the Retail Products segment,

•                  a fire loss at a Foodservice Products plant of $10 million, and

•                  a charge of $43 million for severance expense in connection with the company’s salaried headcount reduction actions.

The results for fiscal 2004 include $25 million of litigation expense related to a former choline chloride joint venture with E.I. du Pont de Nemours and Co. that was sold in 1997, partially offset by a gain of $21 million recognized upon the sale of the company’s cost-method investment in a venture.  In fiscal 2004, the company established reserves of $25 million in connection with matters related to an SEC investigation (see “Legal Matters” discussion).

Advertising and promotion expense was $344 million in fiscal 2005, below the $406 million spent in the prior year.  The decline reflects the company’s continued implementation of disciplined analyses to evaluate marketing investments as well as overall cost control.  The company’s marketing activities also include more than $2 billion spent with customers in the form of trade merchandising and trade promotions.  Those amounts are reflected as a reduction of net sales in the company’s consolidated statements of earnings.

Operating Profit

(Earnings before general corporate expense, interest expense, net, gain on the sale of Pilgrim’s Pride Corporation common stock, income taxes and equity method investment earnings)

($ in millions) Reporting Segment	Fiscal 2005 Operating Profit	Fiscal 2004 Operating Profit	% Increase/ (Decrease)
Retail Products	$1,129	$1,218	(7)%
Foodservice Products	277	325	(15)%
Food Ingredients	263	197	34%

Retail Products operating profit decreased $89 million for the fiscal year to $1.1 billion.  Fiscal 2004 results include

an estimated $28 million of incremental operating profit due to the inclusion of an additional week of operations.   Costs of implementing the company’s operational efficiency initiatives reduced operating profit by $15 million and $25 million in fiscal 2005 and 2004, respectively.  Fiscal 2005 results reflect a $24 million charge in relation to the company’s salaried headcount reduction, a benefit of $17 million for favorable legal settlements, and a $10 million charge for an impairment of a brand and related assets.  The remaining decline in operating profit is reflective of reduced gross profit, as discussed above, partially offset by reduced expenditures for advertising and promotion.

Foodservice Products operating profit declined $48 million to $277 million.  Fiscal 2004 results include an estimated $7 million of incremental operating profit due to the inclusion of an additional week of operations.  Costs of implementing the company’s operational efficiency initiatives reduced operating profit by $6 million and $29 million in fiscal 2005 and 2004, respectively.  Fiscal 2005 results include a $10 million charge for a fire loss at a Canadian production facility and a $4 million charge in connection with the company’s salaried headcount reduction. The remaining decrease in operating profit is due to decreased gross profit, as previously discussed.

Food Ingredients operating profit increased $66 million to $263 million, primarily reflecting improved gross profits, as discussed above.  Fiscal 2004 results include an estimated $7 million of incremental operating profit due to the inclusion of an additional week of operations.  Costs of implementing the company’s operational efficiency initiatives reduced operating profit by $1 million and $8 million in fiscal 2005 and fiscal 2004, respectively.  Fiscal 2005 results include a $15 million charge for the impairment of a facility and a $4 million charge in connection with the company’s salaried headcount reduction.  The commodity trading and merchandising component of the Food Ingredients segment contributed $186 million and $99 million to operating profit for fiscal 2005 and 2004, respectively.

Interest Expense, Net

In fiscal 2005, net interest expense was $295 million, an increase of $20 million, or 7%, over the prior fiscal year.  Increased interest expense reflects a reduced benefit from the interest rate swap agreements terminated in the second quarter of fiscal 2004.  These interest rate swap agreements were previously put in place as a strategy to hedge interest costs associated with long-term debt and were closed out in fiscal 2004 in order to lock-in existing favorable interest rates.  For financial statement purposes, the benefit associated with the termination of the interest rate swap agreements continues to be recognized over the term of the debt instruments originally hedged.  As a result, the company’s net interest expense was reduced by $41 million during fiscal 2005 and $76 million during fiscal 2004.  In addition, during the second quarter of fiscal 2005, the company recognized approximately $14 million of additional interest expense associated with a previously terminated interest rate swap.  The company had previously deferred this amount in accumulated other comprehensive income as the interest rate swap was being used to hedge the interest payments associated with the forecasted issuance of debt.  During the second quarter, the company determined it was no longer probable such debt would be issued and immediately recognized the entire deferred amount within interest expense.  The company also earned less interest income in fiscal 2005 due to the transaction with Swift Foods in the second quarter of fiscal 2005 in which the company took control and ownership of the net assets of the cattle feeding business, thereby terminating the line of credit provided by the company to Swift Foods.  These factors have been partially offset by the company’s retirement of nearly $1.2 billion of debt during fiscal 2005.

Gain on Sale of Pilgrim’s Pride Corporation Common Stock

During fiscal 2005, the company sold ten million shares of Pilgrim’s Pride Corporation common stock for $283 million, resulting in a pre-tax gain of approximately $186 million.

Equity Method Investment Earnings (Loss)

Equity method investment earnings (loss) decreased to a $25 million loss in fiscal 2005 as compared to earnings of $44 million in fiscal 2004.   During fiscal 2005, the company determined that the carrying value of its investments in two unrelated joint ventures were other than temporarily impaired and, therefore, recognized pre-tax impairment charges totaling $71 million ($66 million after tax).  The extent of the impairments was determined based upon the company’s assessment of the recoverability of its investments, including an assessment of the investees’ ability to sustain earnings which would justify the carrying amount of the investments.  In September 2004, the company sold its minority interest equity investment in Swift Foods.  Prior year results include approximately $16 million from the company’s investment in that joint venture.  Income from the company’s other equity method investments, which include potato processing and grain merchandising businesses, did not substantially change from their fiscal 2004 amounts.

Results of Discontinued Operations

Loss from discontinued operations was $22 million, net of tax, in fiscal 2005.  In fiscal 2004, the company recognized income from discontinued operations of $97 million, net of tax.  The year-over-year change primarily resulted from:

•                  fiscal 2005 net pre-tax losses of approximately $52 million related to the disposal of the remaining assets of UAP International and a specialty meats facility, and the impairment of the remaining assets of the specialty meats business, partially offset by a $19 million pre-tax gain on the sale of the cattle feeding business,

•                  fiscal 2004 pre-tax impairment charges of $27 million recognized to write-down the long-lived assets of the UAP International and Portuguese poultry operations to net realizable value,

•                  net pre-tax income of $51 million recognized on the sales of the chicken business, UAP North America and the Spanish feed business in fiscal 2004, and

•                  profitable operations at the chicken business and UAP North America during the six-month period of fiscal 2004 prior to the divestitures, versus net operating losses incurred at the UAP International, cattle feeding and specialty meats businesses in fiscal 2005.

The company’s UAP North America and UAP International operations had a fiscal year-end of February, while the company’s consolidated year-end is May.  Historically, the results of UAP North America and UAP International have been reflected in the company’s consolidated results on a three-month “lag” (e.g., UAP’s results for December through February are included in the company’s consolidated results for the period March through May).  Due to the disposition of UAP North America in November 2003, a $24 million net-of-tax loss, representing the results for the three months ending November 2003, was recorded directly to retained earnings.  If this business had not been divested, this net-of-tax loss would have been recognized in the company’s fiscal 2004 consolidated statement of earnings.  Due to the disposition of UAP International in April 2005, $2 million net-of-tax income, representing the results for the three months ending April 2005, was recorded directly to retained earnings.  If this business had not been divested, this net-of-tax income would have been recognized in the company’s fiscal 2005 and 2006 consolidated statements of earnings.

Income Taxes and Net Income

The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was 41% for fiscal 2005 and 37% in fiscal 2004.  During fiscal 2005, the company increased its estimate of the effective tax rate for state income taxes, resulting in an overall effective tax rate in excess of the statutory rate.  The company reached an agreement with the Internal Revenue Service (“IRS”) with respect to the IRS’s examination of the company’s tax returns for fiscal years 2000 through 2002.  As a result of the resolution of these matters, the company reduced income tax expense and the related provision for income taxes payable by $5 million during fiscal 2005.  During fiscal 2004, the company reached an agreement with the IRS with respect to the IRS’s examination of the company’s tax returns for fiscal years 1996 through 1999.  As a result of the resolution of these matters, the company reduced income tax expense by $27 million in fiscal 2004.  This was partially offset by the net tax impact related to the divestiture of certain foreign entities which increased income tax expense by approximately $21 million during fiscal 2004.

Net income was $642 million, or $1.23 per diluted share, in fiscal 2005, compared to $811 million, or $1.53 per diluted share, in fiscal 2004.

Legal Matters

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

The company is currently conducting discussions with the SEC Staff regarding a possible settlement of these matters.  Based on discussions to date, the company estimates the amount of such settlement and related payments to be approximately $46.5 million.  The company recorded charges of $25 million and $21.5 million in fiscal 2004 and fiscal 2005, respectively, in connection with these matters.  There can be no assurance that the negotiations with the SEC Staff will ultimately be successful or that the SEC will accept the terms of any settlement that is negotiated with the SEC Staff. Accordingly, the terms of any settlement, if reached, could result in charges greater than the amount currently estimated and recognized in the company’s financial statements.

On August 10, 2001, a purported class action lawsuit, Gebhardt v. ConAgra Foods, Inc., et. al., Case No. 810CV427, was filed in United States District Court for Nebraska against the company and certain of its executive officers alleging violations of the federal securities laws in connection with the events resulting in the company’s June 2001 restatement of its financial statements. The company reached an agreement, which received final approval by the court on May 24, 2005, to settle the lawsuit for $14 million. The settlement, which is largely covered by insurance, is without admission of liability or wrongdoing.

Derivative actions were filed by three shareholder plaintiffs, purportedly on behalf of the company, on September 26, 2001, in the Court of Chancery for the State of Delaware in New Castle County, Case No. 19130NC, and on October 9, 2001, in the United States District Court for the District of Nebraska, Case No. 401CV3255. The complaints alleged that the defendants, directors of the company during the relevant times, breached fiduciary duties in connection with events resulting in the company’s June 2001 restatement of its financial statements. The action sought, inter alia, recovery to the company, which was named as a nominal defendant in the action, of damages allegedly sustained by the company and a direction to the defendants to establish programs to prevent wrongful and illegal practices. The company has reached an agreement to settle the lawsuit for the cost of plaintiff’s attorney fees of $0.3 million, which will be covered by insurance.  The settlement includes certain undertakings and is without admission of liability or wrongdoing.  The settlement was preliminarily approved by the court on June 13, 2005, and following completion of steps incident to the settlement process, will be submitted to the court for final approval.

On April 29, 2005, the company filed an amended annual report on Form 10-K/A for the fiscal year ended May 30, 2004 and amended quarterly reports on Form 10-Q/A for the quarters ended August 29, 2004 and November 28, 2004.  The filings included restated financial information for fiscal years 2002, 2003, 2004 and the first two quarters of fiscal 2005.  The restatement related to tax matters.  In addition, the company is providing information to the SEC Staff relating to the facts and circumstances surrounding the restatement.  On June 21, 2005, a purported class action, Berlien v. ConAgra Foods, Inc., et. al., Case No. 805CV292 was filed in United States District Court for Nebraska, and on June 30, 2005, a purported class action, Calvacca v. ConAgra Foods, Inc., et. al., Case No. 805CV00318 was filed in the same court. On July 26, 2005, a purported class action, Woods v. ConAgra Foods, Inc., et. al.,  Case No. 6707, was filed in United States District Court for the Southern District of New York. Each lawsuit is against the company and its chief executive officer.  The lawsuits allege violations of the federal securities laws in connection with the events resulting in the company’s April 2005 restatement of its financial statements relating to tax matters.  Each complaint seeks a declaration that the action is maintainable as a class action and that the plaintiff is a proper class representative, unspecified compensatory damages, reasonable attorneys’ fees and any other relief deemed proper by the court.  The company believes the lawsuits are without merit and plans to vigorously defend the actions.

On July 15, 2005, two derivative actions were filed by shareholder plaintiff Gerald Halpern, Case No. 805CV342, and shareholder plaintiff Shawn Van Hees, Case No. 805CV343, and on July 26, 2005 a derivative action was filed by shareholder plaintiff Charles Zimmerman, Case No. 405CV3183, purportedly on behalf of the company in United States District Court for Nebraska. The complaints alleged that the defendants, directors and certain executive officers of the company during the relevant times, breached fiduciary duties in connection with events resulting in the company’s April 2005 restatement of its financial statements and related matters. The action seeks, inter alia, recovery to the company, which was named as a nominal defendant in the action, of damages allegedly sustained by the company and for reimbursement and restitution.  The officers and directors named as defendants in the action intend to vigorously defend the allegations and believe the actions are without merit.

On July 18, 2005, purported class actions, Rantala v. ConAgra Foods, Inc., et. al., Case No. 805CV349, and Bright v. ConAgra Foods, Inc., et. al., Case No. 805CV348, were filed in United States District Court for Nebraska.  The lawsuits are against the company and its directors and its employee benefits committee on behalf of participants in the company’s employee retirement income savings plans. The lawsuits allege violations of the Employee Retirement Income Security Act (ERISA) in connection with the events resulting in the company’s April 2005 restatement of its financial statements and related matters. Each complaint seeks unspecified amount of damages, injunctive relief, attorneys’ fees and other equitable monetary relief.  The company believes the lawsuits are without merit and intends to vigorously defend the actions.

2004 vs. 2003

Net Sales

($ in millions) Reporting Segment	Fiscal 2004 Net Sales	Fiscal 2003 Net Sales	% Increase/ (Decrease)
Retail Products	$8,434	$8,668	(3)%
Foodservice Products	3,274	3,193	3%
Food Ingredients	2,374	2,204	8%
Meat Processing	—	2,469	(100)%
Total	$14,082	$16,534	(15)%

Overall fiscal 2004 net sales declined $2.5 billion to $14.1 billion, primarily reflecting the impact of the fresh beef and pork divestiture in fiscal 2003 and the sale of the canned seafood and processed cheese-related operations in the fourth quarter of fiscal 2003.  Fiscal 2003 sales included approximately $3.1 billion from the divested businesses, while fiscal 2004 sales included none.  These decreases were partially offset by the $281 million estimated impact on net sales of one additional week included in the results of operations for fiscal 2004.

Retail Products net sales declined $234 million in fiscal 2004 to $8.4 billion.  Included in results for fiscal 2003 were net sales of $493 million from the canned seafood business, which was divested in fiscal 2003.  This decrease was partially offset by the estimated impact of one additional week included in the results of operations for fiscal 2004, an increase to net sales of approximately $165 million.  Sales of the company’s key branded products showed mixed results, as sales of some of the company’s most significant brands, including Banquet, Chef Boyardee, Wesson, Slim Jim, PAM, Egg Beaters and Reddi-wip, grew on a comparable fifty-two week basis.  Major brands posting sales declines for the year included Healthy Choice, Butterball, Armour, ACT II and Orville Redenbacher’s.  In addition to the sales and marketing initiatives previously discussed, new products and product extensions in the frozen meals and entrees category, such as Banquet Crock-Pot Classics and Life Choice, positively impacted the Retail Products segment net sales for the year.  Weak sales volume in popcorn products, driven by intense competition in the category and consumer trends, negatively impacted the segment’s performance.

Net sales in the Foodservice Products segment were $3.3 billion, an increase of $81 million.  Included in results for fiscal 2003 were net sales of $93 million from divested businesses. The estimated impact of the inclusion of one additional week of net sales in fiscal 2004 was an increase of approximately $61 million.  Sales of specialty potato products and shelf-stable and specialty meats within the culinary product line achieved increased sales volumes during fiscal 2004.  Improved unit pricing within the specialty potato and specialty meats products also contributed to increased net sales.

Food Ingredients net sales increased $170 million to $2.4 billion.  The increase in sales was primarily driven by the pass-through of increases in commodity raw material costs, favorable results from commodity trading (including petroleum-based products) and merchandising and approximately $55 million related to the additional week in fiscal 2004.

Due to the fresh beef and pork divestiture, the Meat Processing segment includes no sales for fiscal 2004.  Net sales in fiscal 2003 were $2.5 billion.

Gross Profit

(Net Sales less Cost of Goods Sold)

($ in millions) Reporting Segment	Fiscal 2004 Gross Profit	Fiscal 2003 Gross Profit	% Increase/ (Decrease)
Retail Products	$2,289	$2,455	(7)%
Foodservice Products	569	558	2%
Food Ingredients	348	291	20%
Meat Processing	—	83	(100)%
Total	$3,206	$3,387	(5)%

The company’s gross profit for fiscal 2004 was $3.2 billion, a decrease of $181 million, or 5%, from the prior year.  The decrease reflects $168 million of gross profit in fiscal 2003 related to businesses the company no longer owns and $34 million of costs incurred in fiscal 2004 to implement the company’s operational efficiency initiatives and higher input costs, which were not fully offset by higher selling prices, offset by an estimated $60 million of gross profit related to the additional week in fiscal 2004.

Retail Products gross profit for fiscal 2004 was $2.3 billion, a decrease of $166 million from fiscal 2003.  Included in the prior year gross profit was $75 million from the divested canned seafood operations.  Costs of implementing the company’s operational efficiency initiatives reduced gross profit by $20 million.  The estimated impact of the inclusion of one extra week in fiscal year 2004 was an increase in gross profit of approximately $42 million.  Additionally, the segment’s gross profit decreased due to a less favorable product mix, increased input costs, which were not fully offset by increased selling prices, primarily in packaged meats products and an extremely competitive environment for popcorn products.

Foodservice Products gross profit for fiscal 2004 was $569 million, an increase of $11 million over the prior fiscal year.  Included in the prior year gross profit was $10 million from businesses divested in that year. Costs of implementing the company’s operational efficiency initiatives reduced gross profit by $13 million.  The estimated impact of the inclusion of one extra week in fiscal year 2004 was an increase of approximately $11 million.

The Food Ingredients segment generated gross profit of $348 million in fiscal 2004, an increase of $57 million over fiscal 2003.  The estimated impact of the inclusion of one extra week in fiscal 2004 was an increase of approximately $7 million.  Also favorably impacting fiscal 2004 gross profit was improved performance from certain value-added food ingredient businesses, which included a $22 million lower-of-cost or market adjustment to inventory in fiscal 2003 and better results for commodity trading and merchandising operations due to market volatility.

Gross profit in the Meat Processing segment was $83 million in fiscal 2003.

Reporting Segment	Fiscal 2004 Gross Margin	Fiscal 2003 Gross Margin
Retail Products	27%	28%
Foodservice Products	17%	17%
Food Ingredients	15%	13%
Meat Processing	—	3%
Total	23%	20%

The company’s gross margin (gross profit as a percentage of net sales) for fiscal 2004 increased three percentage points as compared to fiscal 2003, which reflects the company’s divestitures of low margin operations and improvement in value-added food ingredient products, offset by the impact of higher input costs, which were not fully offset by selling price increases, principally in the Retail Products segment.

Selling, General and Administrative Expenses, includes General Corporate Expense

SG&A expenses decreased $83 million, or 4%, to $1.8 billion for fiscal 2004.  Fiscal 2003 SG&A expenses included approximately $10 million from divested businesses and $38 million of transaction costs related to the fresh beef and pork divestiture.  Costs of implementing the company’s operational efficiency initiatives increased SG&A expenses by $27 million in fiscal 2004.  The estimated impact of the inclusion of one extra week in fiscal 2004 was an increase of approximately $34 million.  The results for fiscal 2004 include $25 million of litigation expense related to a former choline chloride joint venture with E.I. du Pont de Nemours and Co. that was sold in 1997.  In addition, in fiscal 2004 the company established a $25 million reserve in connection with matters related to an SEC investigation (see “Legal Matters”).  These items were partially offset by a gain of $21 million recognized upon the sale of the company’s cost-method investment in a venture.   Lower selling costs, marketing-related costs and various other legal and insurance costs resulted in a favorable comparison with fiscal 2003.

Operating Profit

(Earnings before general corporate expense, interest expense, net, income taxes and equity method investment earnings)

($ in millions) Reporting Segment	Fiscal 2004 Operating Profit	Fiscal 2003 Operating Profit	% Increase/ (Decrease)
Retail Products	$1,218	$1,298	(6)%
Foodservice Products	325	371	(12)%
Food Ingredients	197	125	58%
Meat Processing	—	99	(100)%

Retail Products operating profit decreased $80 million for fiscal 2004 to $1.2 billion.  Included in fiscal 2003 operating profit was $43 million from the divested canned seafood operations.  Costs of implementing the company’s operational efficiency initiatives decreased operating profit by $25 million.  The estimated impact of the inclusion of one extra week in fiscal 2004 was an increase of $28 million.  The remaining decline in operating profit is reflective of reduced gross profit, due to increased input costs, which were not fully offset by increased selling prices, primarily in refrigerated meat products, an extremely competitive environment in popcorn products and a less favorable mix of products.

Foodservice Products operating profit declined $46 million to $325 million.  Included in fiscal 2003 operating profit was $6 million from businesses divested in that year.  Costs of implementing the company’s operational efficiency initiatives decreased operating profit by $29 million.  The estimated impact of the inclusion of one extra week in fiscal 2004 was an increase of $7 million.  Increased gross profits were largely offset by significantly higher SG&A expenses related to information systems implementation costs.

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

Results of Discontinued Operations

Income from discontinued operations was $97 million, net of tax, in fiscal 2004.  In fiscal 2003, the company recognized a net-of-tax loss from discontinued operations of $52 million.  The year-over-year change primarily resulted from:

•                  a fiscal 2003 pre-tax charge of approximately $112 million related to lowering asset values in connection with the then pending chicken business sale,

•                  net pre-tax income of $51 million recognized on the sales of the chicken business, UAP North America and the Spanish feed business in fiscal 2004,

•                  a fiscal 2003 charge of $24 million resulting from the reduction of values of certain refrigerated meat inventory,

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

The company’s UAP North America operations had a fiscal year-end of February, while the company’s consolidated year-end is May.  Historically, the results of UAP North America have been reflected in the company’s consolidated results on a three-month “lag” (e.g., UAP North America’s results for June through August are included in the company’s consolidated results for the period September through November).  Due to the disposition of UAP North America on November 23, 2003, UAP North America’s results for the three months ending November 23, 2003, a net-of-tax loss of $24 million, was recorded directly to retained earnings.  If this business had not been divested, this net-of-tax loss would have been recognized in the company’s fiscal 2004 consolidated statement of earnings.  The comparable amount recorded in income (loss) from discontinued operations for the three-month period ended November 24, 2002 was a loss of $20 million.

Income Taxes and Net Income

The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was 37% for fiscal 2004 and 35% in fiscal 2003.  During fiscal 2004, the company reached an agreement with the Internal Revenue Service (“IRS”) with respect to the IRS’s examination of the company’s tax returns for fiscal years 1996 through 1999.  As a result of the resolution of these matters, the company reduced income tax expense by $27 million.  This was partially offset by the net tax impact related to the divestiture of certain foreign entities which increased income tax expense by approximately $21 million during fiscal 2004.  During fiscal 2003, the company divested its fresh beef and pork operations.  As a result, the company generated foreign tax credits in excess of the taxable gain generated from the transaction.  This resulted in a decrease of approximately 4% in the company’s effective tax rate below the statutory tax rate in fiscal 2003.

Net income was $811 million, or $1.53 per diluted share, in fiscal 2004, compared to $764 million, or $1.44 per diluted share, in fiscal 2003.

LIQUDITY AND CAPITAL RESOURCES

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

Commercial paper borrowings (usually less than 30 days maturity) are reflected in the company’s consolidated balance sheets within notes payable.  The company maintains a $1.05 billion revolving credit line as a backup to the company’s commercial paper program.  The company has never used the revolving credit facility.  The company is in compliance with the credit agreements’ financial covenants.  Management believes the company will maintain its current commercial paper rating for the foreseeable future, thus allowing the company’s continued issuance of commercial paper.  If the company were unable to access the short-term commercial paper market, the company could use its bank revolving credit facility to provide liquidity.

The company’s $1.05 billion revolving credit facility (expiring in May 2007) is with major domestic and international banks.  The interest rates for the revolving credit facilities are generally .30 to .35 percentage points higher than the interest rates for commercial paper.

The company determined that it did not require the availability of its $400 million accounts receivable securitization program and terminated this program in fiscal 2005.  Under this program, accounts receivable could be sold without recourse at a discount, and the cost was included in selling, general and administrative expenses.  Because these accounts receivable were sold without recourse to unrelated third parties, accounts receivable balances sold were excluded from the company’s consolidated financial statements.  As of the end of fiscal 2005 and fiscal 2004 the company had no outstanding accounts receivable sold.

The company’s overall level of interest-bearing debt totaled $4.5 billion at the end of fiscal 2005, compared to $5.7 billion as of the end of fiscal 2004.  During fiscal 2005, the company retired $600 million of 7.5% senior debt and $175 million of preferred securities of a subsidiary company in advance of their respective dates of maturity.  The company also made scheduled payments of maturing long-term debt of $385 million.  The company also reduced its notes payable borrowings by $22 million during 2005.  As of the end of both fiscal 2005 and 2004, the company’s senior debt ratings were BBB+ (Fitch), Baa1 (Moody’s) and BBB+ (Standard & Poor’s), all investment grade ratings.

The company also has a shelf registration under which it could issue from time to time up to $4 billion in debt securities.

Over the last three fiscal years, the company has divested its major commodity operations, such as fresh beef and pork, cheese processing, canned seafood, chicken processing and agricultural chemical distribution.  The company received debt and equity interests as part of the proceeds for certain of those businesses.

During fiscal 2005, the company sold its equity interest in the fresh beef and pork venture for $194 million.  The company also reached an agreement with affiliates of Swift Foods by which the company took control and ownership of the cattle feeding business (including feedlots and live cattle), and on October 15, 2004, the company sold the feedlots to Smithfield Foods, Inc. for approximately $70 million.  The company retained live cattle inventory and related derivative instruments of approximately $255 million and liquidated those assets during fiscal 2005.

During fiscal 2005, the company sold substantially all of the remaining assets of UAP International for total proceeds of $43 million.  Also, in the fourth quarter of fiscal 2005, the company implemented a plan to exit the specialty meats foodservice business.  The company closed a manufacturing facility in Alabama, sold its operations in California, and in the first quarter of fiscal 2006, finalized a sale of its operations in Illinois.  Sales proceeds from the California and Illinois facilities were $14 million and $10 million, respectively.

In fiscal 2005, the company sold the remaining $35 million of the UAP Preferred Securities and accrued dividends for cash.  In December 2004, the company sold 10 million shares of Pilgrim's Pride Corporation common stock for $283 million, recognizing a gain of $186 million.

In August 2005 (fiscal 2006), the company sold its remaining 15.4 million shares of Pilgrim’s Pride Corporation common stock to that company for $482 million.  The company will recognize a pre-tax gain of approximately $333 million, which will be subject to federal and state income tax, in its first quarter of fiscal 2006.

The company continues to evaluate opportunities to sell its $150 million subordinated notes receivable plus accrued interest of $35 million from the fresh beef and pork divestiture (which are reflected at a combined current fair market value of $147 million in the company’s balance sheet at May 29, 2005).

Cash Flows

In fiscal 2005, the company used $401 million of cash, which was the net impact of $1.1 billion generated from operating activities, $301 million generated from investing activities and $1.8 billion used in financing activities.

Cash generated from operating activities of continuing operations totaled $837 million for fiscal 2005 as compared to $706 million generated in fiscal 2004.  The increased cash flow was primarily due to a decrease of $470 million in amounts sold under the accounts receivable securitization program in fiscal 2004, partially offset by an increase in working capital in fiscal 2005.  Cash generated from operating activities of discontinued operations was approximately $271 million in fiscal 2005, as compared to cash used of $125 million in fiscal 2004.  The increased cash flows from operations of discontinued operations primarily reflect the sale of the inventory of the discontinued cattle feeding business.  Cash flow from operating activities is one of the company’s primary sources of liquidity.

Cash generated from investing activities totaled $301 million for fiscal 2005, versus cash generated from investing activities of $684 million in fiscal 2004.  Investing activities for fiscal 2005 include proceeds from the sale of ten million shares of Pilgrim’s Pride Corporation common stock for $282 million, proceeds of $194 million from the sale of the company’s remaining interest in Swift Foods, and other proceeds from other asset divestitures, offset by capital expenditures of $453 million.  Investing activities for fiscal 2004 consisted primarily of proceeds of approximately $935 million from the divestitures of the chicken business, UAP North America and the Spanish feed business, partially offset by capital expenditures of $349 million.

Cash used in financing activities totaled $1.8 billion in fiscal 2005, as compared to cash used of $1.3 billion in fiscal 2004.  During fiscal 2005, the company retired $600 million of 7.5% senior debt and $175 million of preferred securities of a subsidiary company in advance of their respective dates of maturity.  The company also made scheduled payments of maturing long-term debt of $385 million.  The company also paid dividends of $550 million and repurchased $181 million of its common stock as part of its share repurchase program.  During fiscal 2004, the company repaid debt of $515 million, paid dividends of $537 million and repurchased shares of its outstanding common stock for $419 million.

The company estimates its capital expenditures in fiscal 2006 will be approximately $400 million.  Management believes that existing cash balances, cash flows from operations, existing credit facilities and access to capital markets will provide sufficient liquidity to meet its working capital needs, planned capital expenditures, additional share repurchases and payment of anticipated quarterly dividends.

OFF-BALANCE SHEET ARRANGEMENTS

The company uses off-balance sheet arrangements (e.g., operating leases) where the economics and sound business principles warrant their use. The company periodically enters into guarantees and other similar arrangements as part of transactions in the ordinary course of business. These are described further in “Obligations and Commitments” below.

The company has used off-balance sheet arrangements in connection with the securitization and sale of trade receivables generated in the ordinary course of business.  During fiscal 2005, the company terminated its accounts receivable securitization program.  As of the end of fiscal 2005 and 2004, the company did not have any outstanding accounts receivable sold.

As a result of adopting FIN 46R, Consolidation of Variable Interest Entities, the company has consolidated the assets and liabilities of several entities from which it leases property, plant and equipment.  The company also deconsolidated ConAgra Capital, L.C., an indirectly controlled subsidiary of the company, resulting in the removal of the preferred securities of subsidiary company of $175 million and the addition of $221 million of long-term debt and $46 million in other assets in the company’s balance sheet as of May 30, 2004.  The company redeemed the preferred securities of ConAgra Capital, L.C. in December 2004.  Due to the adoption of FIN 46R, the company reflects in its balance sheet: property, plant and equipment, net of $214 million and $221 million, long-term debt of $223 million and $419 million, other noncurrent liabilities of $6 million and $25 million and other assets of $12 million and $46 million, as of May 29, 2005 and May 30, 2004, respectively.  The company has no other material obligations arising out of variable interests with unconsolidated entities.

OBLIGATIONS AND COMMITMENTS

As part of its ongoing operations, the company enters into arrangements that obligate the company to make future payments under contracts such as lease agreements, debt agreements and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as “take-or-pay” contracts).  The unconditional purchase obligation arrangements are entered into by the company in its normal course of business in order to ensure adequate levels of sourced product are available to the company.  Of these items, capital lease and debt obligations, which total $4.5 billion, are currently recognized as liabilities in the company’s consolidated balance sheet.  Operating lease obligations and unconditional purchase obligations, which total $1 billion, are not recognized as liabilities in the company’s consolidated balance sheet, in accordance with generally accepted accounting principles.

A summary of the company’s contractual obligations at the end of fiscal 2005 is as follows (including obligations of discontinued operations):

	Payments Due by Period
(in millions) Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-Term Debt	$4,512.1	$117.3	$538.3	$36.9	$3,819.6
Lease Obligations	740.6	103.4	200.5	125.8	310.9
Purchase Obligations	287.7	77.5	132.4	45.6	32.2
Total	$5,540.4	$298.2	$871.2	$208.3	$4,162.7

The company’s total obligations of approximately $5.5 billion reflect a decrease of approximately $1.0 billion from the company’s 2004 fiscal year-end.  The decrease was primarily a result of the repayment of certain long-term debt during fiscal 2005.

The company is also contractually obligated to pay interest on its long-term debt obligations.  The weighted average interest rate of the long-term debt obligations outstanding as of May 29, 2005 was approximately 7.4%.

As part of its ongoing operations, the company also enters into arrangements that obligate the company to make future cash payments only upon the occurrence of a future event (e.g., guarantee debt or lease payments of a third party should the third party be unable to perform).  In accordance with generally accepted accounting principles, the following commercial commitments are not recognized as liabilities in the company’s consolidated balance sheet.  A summary of the company’s commitments, including commitments associated with equity method investments, as of the end of fiscal 2005, is as follows (including obligations of discontinued operations):

	Amount of Commitment Expiration Per Period
(in millions) Other Commercial Commitments	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Guarantees	$57.9	$7.9	$21.5	$10.1	$18.4
Other Commitments	5.5	5.1	0.4	—	—
Total	$63.4	$13.0	$21.9	$10.1	$18.4

The company’s total commitments of approximately $63 million include approximately $38 million in guarantees and other commitments the company has made on behalf of the company’s divested fresh beef and pork business.

As part of the fresh beef and pork transaction, the company assigned a hog purchase contract to the divested fresh beef and pork business which has indemnified the company for all liabilities under the contract.  The company has guaranteed the performance of the divested fresh beef and pork business with respect to the hog purchase contract.  The hog purchase contract requires the divested fresh beef and pork business to purchase a minimum of approximately 1.2 million hogs annually through 2014.  The contract stipulates minimum price commitments, based in part on market prices, and in certain circumstances also includes price adjustments based on certain inputs.

TRADING ACTIVITIES

The company accounts for certain contracts (e.g., “physical” commodity purchase/sale contracts and derivative contracts) at fair value.  The company considers a portion of these contracts to be its “trading” activities; specifically, those contracts that do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related amendment, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (collectively “SFAS No. 133”).  The table below summarizes the changes in trading assets and liabilities for fiscal 2005:

(in millions)
Net asset outstanding as of May 30, 2004, at fair value	$26.6
Contracts settled during the period [1]	(103.7)
Changes in fair value of contracts outstanding as of May 29, 2005 [2]	85.4
Changes attributable to changes in valuation techniques and assumptions	—
Net asset outstanding as of May 29, 2005, at fair value	$8.3

1   Includes contracts outstanding at May 30, 2004, and contracts entered into and settled during fiscal 2005.

2   Includes option premiums paid and received.

The following table represents the fair value and scheduled maturity dates of contracts outstanding as of May 29, 2005:

	Fair Value of Contracts as of May 29, 2005 net asset / (liability)
(in millions) Source of Fair Value	Maturity less than 1 year	Maturity 1 - 3 years	Total Fair Value
Prices actively quoted (i.e., exchange-traded contracts)	$(0.7)	$5.2	$4.5
Prices provided by other external sources (i.e., non-exchange-traded contracts)	3.8	—	3.8
Prices based on other valuation models (i.e., non-exchange-traded contracts)	—	—	—
Total fair value	$3.1	$5.2	$8.3

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

Marketing Costs – The company incurs certain costs to promote its products through marketing programs which include advertising, retailer incentives and consumer incentives.  The company expenses each of these types of marketing costs in accordance with applicable authoritative accounting literature.  The judgment required in determining when marketing costs are incurred can be significant.  For volume-based incentives provided to retailers, management must continually assess the likelihood of the retailer achieving the specified targets.  Similarly, for consumer coupons, management must estimate the level at which coupons will be redeemed by consumers in the future.  Estimates made by management in accounting for marketing costs are based primarily on the company’s historical experience with marketing programs with consideration given to current circumstances and industry trends. As these factors change, management’s estimates could change and the company could recognize different amounts of marketing costs over different periods of time.  Advertising and promotion expenses totaled $344 million and $406 million in fiscal 2005 and 2004, respectively.

The company enters into over 150,000 individual marketing programs annually resulting in approximately $3 billion in annual costs.  Changes in the assumptions used in estimating the cost of any of the individual marketing programs would not result in a material change in the company’s results of operations or cash flows.

Income Taxes – The company recognizes current tax liabilities and assets based on an estimate of taxes payable or refundable in the current year for each of the jurisdictions in which the company transacts business.  As part of the determination of its current tax liability, management exercises considerable judgment in evaluating positions taken by the company in its tax returns.  The company has established reserves for probable tax exposures.  These reserves, included in current tax liabilities, represent the company’s estimate of amounts expected to be paid, which the company adjusts over time as more information regarding tax audits becomes available.

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

The company has recognized a reserve of approximately $111 million for environmental liabilities as of May 29, 2005.  Historically, the underlying assumptions utilized by the company in estimating this reserve have been appropriate as actual payments have not differed materially from the previously estimated reserve balances, nor have significant adjustments to this reserve balance been necessary.  The reserve for each site is determined based on an assessment of the most likely required remedy and a related estimate of the costs required to effect such remedy.

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

The company recognized pension expense of $71 million, $76 million and $84 million in fiscal years 2005, 2004 and 2003, respectively, which reflected expected returns on plan assets of $131 million, $127 million and $113 million, respectively.  The company contributed $9 million, $66 million and $233 million to the company’s pension plans in fiscal years 2005, 2004 and 2003, respectively.  The company anticipates contributing $37 million to its pension plans in fiscal 2006.

One of the significant assumptions used to account for the company’s pension plans is the expected long-term rate of return on plan assets.  In developing the assumed long-term rate of return on plan assets for determining pension expense, the company considers long-term historical returns (arithmetic average) of the plan’s investments, the asset allocation among types of investments, estimated long-term returns by investment type from external sources, and the current economic environment.  Based on this information, the company selected 7.75% for the long-term rate of return on plan assets for determining its fiscal 2005 pension expense.  A 25 basis point increase/decrease in the company’s expected long-term rate of return assumption as of the beginning of fiscal 2005 would decrease/increase annual pension expense for the company’s pension plans by approximately $4 million.  The company selected an expected rate of return on plan assets of 7.75% to be used to determine its pension expense for fiscal 2006.

When calculating expected return on plan assets for pension plans, the company uses a market-related value of assets that spreads asset gains and losses (differences between actual return and expected return) over five years.  As of May 29, 2005, the amount of unrecognized losses in company pension plans was $213 million.  These unrecognized losses included unrecognized losses on plan assets of $127 million and other unrecognized actuarial losses of $86 million.  The amount of net unrecognized losses will change each year as the actual return on plan assets varies from the expected rate of return and as other factors vary from actuarial assumptions used to estimate the expense.  Assuming no further change in the unrecognized losses in future periods, these losses would be recognized in future years resulting in an increase in pension expense of $9 million in fiscal 2006.

Another significant assumption for pension plan accounting is the discount rate.  The company selects a discount rate each year for its plans based upon a hypothetical bond portfolio for which the cash flows from coupons and maturities match the year-by-year, projected benefit cash flows for the company’s pension plans.  The hypothetical bond portfolio is comprised of high-quality fixed income debt instruments (usually Moody’s Aa) available at the measurement date.  Based on this information, the discount rates selected by the company for determination of pension expense for fiscal years 2005, 2004 and 2003 were 6.0%, 6.5% and 7.25%, respectively.  The company selected a discount rate of 5.75% for determination of pension expense for fiscal 2006.  This 25 basis point decrease in the discount rate is expected to increase pension expense by $9 million but to result in no incremental company contributions to the pension plans in fiscal 2006.  A 25 basis point increase in the company’s discount rate assumption as of the beginning of fiscal 2005 would decrease pension expense for the company’s pension plans by

$3 million for the year.  A 25 basis point decrease in the company’s discount rate assumption as of the beginning of fiscal 2005 would increase pension expense for the company’s pension plans by $7 million for the year.  A 25 basis point increase in the discount rate would decrease pension expense by approximately $9 million for fiscal 2006.  A 25 basis point decrease in the discount rate would increase pension expense by approximately $9 million for fiscal 2006.  For its year-end pension obligation determination, the company selected 5.75% and 6.0% for fiscal year 2005 and 2004, respectively.

The rate of compensation increase is another significant assumption used in the development of accounting information for pension plans.  The company determines this assumption based on its long-term plans for compensation increases and current economic conditions.  Based on this information, the company selected 4.5% for fiscal 2005 and 2004 as the rate of compensation increase for determining its year-end pension obligation.  The company selected 4.5% for the rate of compensation increase for determination of pension expense for fiscal 2005.  A 25 basis point increase in the company’s rate of compensation increase assumption as of the beginning of fiscal 2005 would increase pension expense for the company’s pension plans by approximately $3 million for the year.   A 25 basis point decrease in the company’s rate of compensation increase assumption as of the beginning of fiscal 2005 would decrease pension expense for the company’s pension plans by approximately $2 million for the year.  The company selected a rate of 4.25% for the rate of compensation increase to be used to determine its pension expense for fiscal 2006.  The 25 basis point decrease in the fiscal 2006 rate of compensation increase as compared to the fiscal 2005 rate is expected to decrease pension expense by $2 million in fiscal 2006.

The company also provides certain postretirement health care benefits.  The postretirement benefit expense and obligation are also dependent on the company’s assumptions used for the actuarially determined amounts.  These assumptions include discount rates (discussed above), health care cost trend rates, inflation rates, retirement rates, mortality rates and other factors.  The health care cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends.  Assumed inflation rates are based on an evaluation of external market indicators.  Retirement and mortality rates are based primarily on actual plan experience.  The discount rate selected by the company for determination of postretirement expense for fiscal years 2005, 2004 and 2003 was 6.0%, 6.5% and 7.25%, respectively.  The company has selected a discount rate of 5.5% for determination of postretirement expense for fiscal 2006.  A 25 basis point increase/decrease in the company’s discount rate assumption as of the beginning of fiscal 2006 would decrease/increase postretirement expense for the company’s plans by $1 million.  The company has assumed the initial year increase in cost of health care to be 10%, with the trend rate decreasing to 5% by 2011.  A one percentage point change in the assumed health care cost trend rate would have the following effect:

($ in millions)	One Percent Increase	One Percent Decrease
Effect on total service and interest cost	$2.7	$(2.8)
Effect on postretirement benefit obligation	32.7	(29.2)

The company provides workers’ compensation benefits to its employees.  The measurement of the liability for the company’s cost of providing these benefits is largely based upon actuarial analysis of costs.  One significant assumption made by the company is the discount rate used to calculate the present value of its obligation.  The discount rate used at May 29, 2005 was 5.5%.  A 25 basis point increase/decrease in the discount rate assumption would not have a material impact on workers’ compensation expense.

Impairment of Long-Lived Assets (including property, plant and equipment), Goodwill and Identifiable Intangible Assets — The company reduces the carrying amounts of long-lived assets, goodwill and identifiable intangible assets to their fair values when the fair value of such assets is determined to be less than their carrying amounts (i.e., assets are deemed to be impaired).  Fair value is typically estimated using a discounted cash flow analysis, which requires the company to estimate the future cash flows anticipated to be generated by the particular asset(s) being tested for impairment as well as to select a discount rate to measure the present value of the anticipated cash flows.  When determining future cash flow estimates, the company considers historical results adjusted to reflect current and anticipated operating conditions.  Estimating future cash flows requires significant judgment by the company in such areas as future economic conditions, industry-specific conditions, product pricing and necessary capital expenditures.  The use of different assumptions or estimates for future cash flows could produce different impairment amounts (or none at all) for long-lived assets, goodwill and identifiable intangible assets.

The company utilizes a “relief from royalty” methodology in evaluating impairment of its brands/trademarks.  The methodology determines the fair value of each brand through use of a discounted cash flow model that incorporates an estimated “royalty rate” the company would be able to charge a third party for the use of the particular brand.  As the calculated fair value of the company’s goodwill and other identifiable intangible assets significantly exceeds the carrying amount of these assets, a one percentage point increase in the discount rate assumptions used to estimate the fair values of the company’s goodwill and other identifiable intangible assets would not result in a material impairment charge.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment.  SFAS No. 123R will require the company to measure the cost of all employee stock-based compensation awards based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award).  Accordingly, the adoption of SFAS No. 123R will have an impact on the company’s results of operations, although it will have no impact on the company’s overall financial position.  SFAS No. 123R is effective beginning in the company’s first quarter of fiscal 2007.  Management is currently evaluating the impact that the adoption of this statement will have on the company’s consolidated results of operations and cash flows.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4.  SFAS No. 151 amends the guidance in ARB No. 43, Inventory Pricing, for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), requiring that those items be recognized as current-period expenses.  This statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The statement is effective for inventory costs incurred beginning in the company’s fiscal 2007.  Management is currently evaluating the impact that the adoption of this statement will have on the company’s consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.  APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  SFAS No. 153 amends APB Opinion No. 29, eliminating the exception to fair value accounting for nonmonetary exchanges of similar productive assets, and replaces it with a general exception to fair value accounting for nonmonetary exchanges that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  Management does not expect this statement to have a material impact on the company’s consolidated financial position or results of operations.

RELATED PARTY TRANSACTIONS

ConAgra Foods enters into many lease agreements for land, buildings and equipment at competitive market rates, and some of the lease arrangements are with Opus Corporation or its affiliates.  A director of ConAgra Foods is a beneficial owner, officer and director of Opus Corporation.  The agreements relate to the leasing of land and buildings for ConAgra Foods.  ConAgra Foods occupies the buildings pursuant to long-term leases with Opus Corporation and its affiliates, some of which contain various termination rights and purchase options.  Leases effective in fiscal 2005 required annual lease payments by ConAgra Foods of $19.8 million.  As a result of adopting FIN 46R, the company has consolidated certain of the Opus affiliates from which it leases property, plant and equipment.  These leases were previously accounted for as operating leases. Opus Corporation or its affiliates were paid $52.9 million for construction work during fiscal 2005 on properties leased by ConAgra Foods from third parties.  Opus Corporation had revenues in excess of $1.25 billion in 2004.

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

Commodities – The company purchases commodity inputs such as wheat, corn, oats, soybean meal, soybean oil, meat, dairy products, sugar, energy and packaging materials to be used in its operations.  These commodities are subject to price fluctuations that may create gross margin risk.   The company enters into commodity hedges to manage this price risk using physical forward contracts or derivative instruments.  ConAgra Foods has policies governing the hedging instruments its businesses may use.  These policies include limiting the dollar risk exposure for each of its businesses.  The company also monitors the amount of associated counter-party credit risk for all non-exchange-traded transactions.  In addition, the company purchases and sells certain commodities, such as wheat, corn, soybeans, soybean meal, soybean oil, oats and energy, in its trading operations.  The company’s trading activities are limited in terms of maximum dollar exposure, as measured by a dollar-at-risk methodology and monitored to ensure compliance.

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

Effect of 10% change in market prices:

(in millions)	2005	2004
Processing Activities
Grains
High	$16.3	$18.3
Low	9.5	2.1
Average	12.3	11.3
Meats
High	22.8	1.0
Low	0.3	—
Average	7.2	0.6
Energy
High	32.3	9.7
Low	18.6	—
Average	24.8	3.9
Trading Activities
Grains
High	22.6	35.7
Low	14.8	21.0
Average	17.5	28.9
Meats
High	16.3	3.0
Low	0.9	1.5
Average	5.4	2.2
Energy
High	80.9	7.5
Low	—	—
Average	20.8	1.9

Interest Rates – The company may use interest rate swaps to manage the effect of interest rate changes on its existing debt as well as the anticipated issuance of debt.  At the end of fiscal 2005 and 2004, the company did not have any interest rate swap agreements outstanding, as all of the company’s interest rate swap agreements were terminated in the second quarter of fiscal 2004.

As of May 29, 2005 and May 30, 2004, the fair value of the company’s fixed rate debt was estimated at $5.2 billion and $6.2 billion, respectively, based on current market rates primarily provided by outside investment advisors.  As of May 29, 2005 and May 30, 2004, a one percentage point increase in interest rates would decrease the fair value of the company’s fixed rate debt by approximately $344 million and $336 million, respectively, while a one percentage point decrease in interest rates would increase the fair value of the company’s fixed rate debt by approximately $394 million and $387 million, respectively.  With respect to floating rate debt, a one percentage point change in interest rates would not have a material impact on the company’s reported interest expense.

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

Effect of 10% change in exchange rates:

(in millions)	2005	2004

Processing Businesses
High	$24.3	$27.4
Low	16.8	14.0
Average	20.1	22.5

Trading Businesses
High	$0.4	$0.4
Low	—	—
Average	0.2	0.1

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF EARNINGS

CONAGRA FOODS, INC. AND SUBSIDIARIES

	FOR THE FISCAL YEARS ENDED MAY
Dollars in millions except per share amounts	2005	2004	2003
Net sales	$14,566.9	$14,081.8	$16,533.6
Costs and expenses:
Cost of goods sold	11,464.9	10,876.1	13,146.2
Selling, general and administrative expenses	1,834.7	1,818.4	1,901.1
Interest expense, net	295.0	274.9	274.7
Gain on sale of Pilgrim’s Pride Corporation common stock	185.7	—	—
Income from continuing operations before income taxes, equity method investment earnings (loss) and cumulative effect of changes in accounting	1,158.0	1,112.4	1,211.6
Income tax expense	470.0	428.8	445.7
Equity method investment earnings (loss)	(24.9)	43.5	46.2

Income from continuing operations before cumulative effect of changes in accounting	663.1	727.1	812.1

Income (loss) from discontinued operations, net of tax	(21.6)	97.3	(52.2)

Cumulative effect of changes in accounting, net of tax	—	(13.1)	3.9

Net income	$641.5	$811.3	$763.8

Earnings per share – basic
Income from continuing operations before cumulative effect of changes in accounting	$1.28	$1.38	$1.53
Income (loss) from discontinued operations	(0.04)	0.18	(0.10)
Cumulative effect of changes in accounting	—	(0.02)	0.01
Net income	$1.24	$1.54	$1.44

Earnings per share – diluted
Income from continuing operations before cumulative effect of changes in accounting	$1.27	$1.37	$1.53
Income (loss) from discontinued operations	(0.04)	0.18	(0.10)
Cumulative effect of changes in accounting	—	(0.02)	0.01
Net income	$1.23	$1.53	$1.44

The accompanying Notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

CONAGRA FOODS, INC. AND SUBSIDIARIES

	FOR THE FISCAL YEARS ENDED MAY
Dollars in millions	2005	2004	2003
Net income	$641.5	$811.3	$763.8
Other comprehensive income (loss), net of tax (except for currency translation adjustment):
Net derivative adjustment	(0.8)	31.5	(2.1)
Unrealized gain on available-for-sale securities, net of tax:
Unrealized net holding gains arising during the period	114.7	90.5	—
Less: reclassification adjustment for gains included in net income	(115.2)	—	—
Currency translation adjustment	26.6	44.6	60.1
Minimum pension liability	(1.2)	12.7	(64.9)
Comprehensive income	$665.6	$990.6	$756.9

The accompanying Notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

CONAGRA FOODS, INC. AND SUBSIDIARIES

Dollars in millions	May 29, 2005	May 30, 2004
ASSETS
Current assets
Cash and cash equivalents	$207.6	$608.6
Divestiture proceeds receivable	—	60.3
Receivables, less allowance for doubtful accounts of $30.7 and $26.2	1,292.0	1,303.1
Inventories	2,614.5	2,516.5
Prepaid expenses and other current assets	380.2	439.7
Current assets of discontinued operations	29.4	221.1
Total current assets	4,523.7	5,149.3
Property, plant and equipment
Land and land improvements	165.9	160.6
Buildings, machinery and equipment	4,516.7	4,389.6
Furniture, fixtures, office equipment and other	852.6	688.3
Construction in progress	200.4	319.6
	5,735.6	5,558.1
Less accumulated depreciation	(2,887.3)	(2,720.7)
Property, plant and equipment, net	2,848.3	2,837.4
Goodwill	3,797.7	3,788.6
Brands, trademarks and other intangibles, net	819.7	826.9
Other assets	798.4	1,559.4
Noncurrent assets of discontinued operations	3.9	60.6
	$12,791.7	$14,222.2
LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable	$8.5	$30.6
Current installments of long-term debt	117.3	382.4
Accounts payable	818.4	925.4
Advances on sales	149.6	178.4
Accrued payroll	272.4	272.0
Other accrued liabilities	1,012.2	1,072.9
Current liabilities of discontinued operations	10.2	142.8
Total current liabilities	2,388.6	3,004.5

Senior long-term debt, excluding current installments	3,949.1	4,878.4
Subordinated debt	400.0	402.3
Other noncurrent liabilities	1,194.6	1,143.1
Total liabilities	7,932.3	9,428.3

Commitments and contingencies (Notes 16 and 17)
Common stockholders’ equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 565,942,765 and 565,842,299	2,829.7	2,829.2
Additional paid-in capital	761.6	755.7
Retained earnings	2,438.1	2,349.2
Accumulated other comprehensive income	44.0	19.9
Less treasury stock, at cost, common shares 47,841,291 and 44,647,495	(1,209.3)	(1,123.8)
	4,864.1	4,830.2
Less unearned restricted stock and common shares held in Employee Equity Fund (0 and 1,062,793)	(4.7)	(36.3)
Total common stockholders’ equity	4,859.4	4,793.9
	$12,791.7	$14,222.2

The accompanying Notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY

CONAGRA FOODS, INC. AND SUBSIDIARIES

FOR THE FISCAL YEARS ENDED MAY

Columnar amounts in millions

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	EEF Stock and Other	Total

Balance at May 26, 2002	565.5	$2,827.5	$743.1	$1,856.4	$(152.5)	$(676.8)	$(255.4)	$4,342.3
Stock option and incentive plans	0.1	0.6	32.2			(9.6)	38.6	61.8
Fair market valuation of EEF shares			(38.2)				38.2	—
Currency translation adjustment					60.1			60.1
Net derivative adjustment					(2.1)			(2.1)
Minimum pension liability					(64.9)			(64.9)
Dividends declared on common stock; $0.978 per share				(516.4)				(516.4)
Net income				763.8				763.8
Balance at May 25, 2003	565.6	2,828.1	737.1	2,103.8	(159.4)	(686.4)	(178.6)	4,644.6
Stock option and incentive plans	0.2	1.1	67.0			(18.8)	93.9	143.2
Fair market valuation of EEF shares			(48.4)				48.4	—
Currency translation adjustment					44.6			44.6
Repurchase of common shares						(418.6)		(418.6)
Loss recognized directly in retained earnings (see Note 2)				(23.8)				(23.8)
Unrealized gain on securities, net					90.5			90.5
Net derivative adjustment					31.5			31.5
Minimum pension liability					12.7			12.7
Dividends declared on common stock; $1.028 per share				(542.1)				(542.1)
Net income				811.3				811.3
Balance at May 30, 2004	565.8	2,829.2	755.7	2,349.2	19.9	(1,123.8)	(36.3)	4,793.9
Stock option and incentive plans	0.1	0.5	20.3			95.9	17.2	133.9
Fair market valuation of EEF shares			(14.4)				14.4	—
Currency translation adjustment					26.6			26.6
Repurchase of common shares						(181.4)		(181.4)
Income recognized directly in retained earnings (see Note 2)				2.2				2.2
Unrealized loss on securities, net					(0.5)			(0.5)
Net derivative adjustment					(0.8)			(0.8)
Minimum pension liability					(1.2)			(1.2)
Dividends declared on common stock; $1.078 per share				(554.8)				(554.8)
Net income				641.5				641.5
Balance at May 29, 2005	565.9	$2,829.7	$761.6	$2,438.1	$44.0	$(1,209.3)	$(4.7)	$4,859.4

The accompanying Notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

CONAGRA FOODS, INC. AND SUBSIDIARIES

FOR THE FISCAL YEARS ENDED MAY

Dollars in millions	2005	2004	2003
Cash flows from operating activities:
Net income	$641.5	$811.3	$763.8
Income (loss) from discontinued operations	(21.6)	97.3	(52.2)
Income from continuing operations	663.1	714.0	816.0
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	350.9	345.4	368.9
Gain on sale of Pilgrim’s Pride Corporation common stock	(185.7)	—	—
Undistributed earnings of affiliates	(21.6)	(19.1)	(45.9)
Non-cash impairment and casualty losses	120.8	—	—
(Gain)/loss on sale of fixed assets and investments	(6.1)	(42.2)	34.0
Changes in amounts sold under the accounts receivable securitization, net	—	(470.0)	(135.5)
Cumulative effect of changes in accounting	—	13.1	(3.9)
Other items (includes pension and other postretirement benefits)	117.3	66.3	(70.9)
Change in operating assets and liabilities before effects of business acquisitions and dispositions:
Accounts receivable	12.5	(89.9)	39.2
Inventory	(105.0)	(173.9)	(139.7)
Prepaid expenses and other current assets	45.1	230.7	1.5
Accounts payable	(135.9)	217.7	(168.7)
Accrued liabilities	(18.2)	(86.6)	232.5
Net cash flows from operating activities – continuing operations	837.2	705.5	927.5
Net cash flows from operating activities – discontinued operations	271.4	(124.5)	(252.0)
Net cash flows from operating activities	1,108.6	581.0	675.5
Cash flows from investing activities:
Additions to property, plant and equipment	(453.4)	(348.6)	(369.8)
Sale of investment in Swift Foods and UAP preferred securities	229.5	—	—
Sale of Pilgrim’s Pride Corporation common stock	282.5	—	—
Sale of businesses and property, plant and equipment	94.5	91.0	826.0
Notes receivable and other items	(8.3)	42.9	158.2
Net cash flows from investing activities – continuing operations	144.8	(214.7)	614.4
Net cash flows from investing activities – discontinued operations	156.3	898.8	(56.9)
Net cash flows from investing activities	301.1	684.1	557.5
Cash flows from financing activities:
Net short-term borrowings	(22.1)	29.0	(0.7)
Repayment of long-term debt	(1,160.0)	(515.0)	(222.0)
Repurchase of ConAgra Foods common shares	(181.4)	(418.6)	—
Cash dividends paid	(550.3)	(536.7)	(509.2)
Proceeds from exercise of employee stock options	103.8	118.0	32.0
Other items	(0.7)	(2.2)	1.4
Net cash flows from financing activities – continuing operations	(1,810.7)	(1,325.5)	(698.5)
Net cash flows from financing activities – discontinued operations	—	(19.1)	(4.3)
Net cash flows from financing activities	(1,810.7)	(1,344.6)	(702.8)

Net change in cash and cash equivalents	(401.0)	(79.5)	530.2
Cash and cash equivalents at beginning of period	608.6	688.1	157.9
Cash and cash equivalents at end of period	$207.6	$608.6	$688.1

The accompanying Notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal years ended May 29, 2005, May 30, 2004 and May 25, 2003

Columnar Amounts in Millions Except Per Share Amounts

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year – The fiscal year of ConAgra Foods, Inc. (“ConAgra Foods” or the “company”) ends the last Sunday in May.  The fiscal years for the consolidated financial statements presented consist of a 52-week period for fiscal year 2005, a 53-week period for fiscal year 2004 and a 52-week period for fiscal year 2003.

Basis of Consolidation – The consolidated financial statements include the accounts of ConAgra Foods and all majority-owned subsidiaries.  In addition, the accounts of all variable interest entities for which the company is determined to be the primary beneficiary are included in the company’s consolidated financial statements from the date such determination is made.  All significant intercompany investments, accounts and transactions have been eliminated.

Investments in Unconsolidated Subsidiaries - The investments in and the operating results of 50%-or-less-owned entities not required to be consolidated are included in the financial statements on the basis of the equity method of accounting or the cost method of accounting, depending on specific facts and circumstances.

Cash and Cash Equivalents - Cash and all highly liquid investments with a maturity of three months or less at the date of acquisition, including short-term time deposits, government agency and corporate obligations, are classified as cash and cash equivalents.

Inventories – The company principally uses the lower of cost (determined using the first-in, first-out method) or market for valuing inventories not hedged.  Grain, flour and major feed ingredient inventories are hedged to the extent practicable and are principally stated at market, including adjustment to market of open contracts for purchases and sales.

Property, Plant and Equipment - Property, plant and equipment are carried at cost.  Depreciation has been calculated using primarily the straight-line method over the estimated useful lives of the respective classes of assets as follows:

Land improvements	1 - 40 years
Buildings	15 - 40 years
Machinery and equipment	3 - 20 years
Furniture, fixtures, office equipment and other	5 - 15 years

The company reviews property, plant and equipment for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.  Recoverability of an asset considered “held-and-used” is determined by comparing the carrying amount of the asset to the undiscounted net cash flows expected to be generated from the use of the asset.  If the carrying amount is greater than the undiscounted net cash flows expected to be generated by the asset, the asset’s carrying amount is reduced to its estimated fair value.  An asset considered “held-for-sale” is reported at the lower of the carrying amount or fair value less cost to sell.

Goodwill and Other Identifiable Intangible Assets – Goodwill and other identifiable intangible assets with indefinite lives (e.g., brands or trademarks) are not amortized and are tested annually for impairment of value and whenever events or changes in circumstances indicate the carrying amount of the asset may be impaired.  Impairment occurs when the fair value of the asset is less than its carrying amount.  If impaired, the asset’s carrying amount is reduced to its fair value.  The company’s annual impairment testing is performed during the fourth quarter using a discounted cash flow-based methodology.

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

Derivative Instruments – The company uses derivatives (e.g., futures and options) for the purpose of hedging exposure to changes in commodity prices, interest rates and foreign currency exchange rates.  The fair value of each derivative is recognized in the balance sheet within current assets or current liabilities.  For derivatives that do not qualify for hedge accounting, changes in the fair value of the derivatives are recognized immediately in the statement of earnings.  For derivatives designated as a hedge of an existing asset or liability (e.g., inventory), both the derivative and hedged item are recognized at fair value within the balance sheet with the changes in both of these fair values being recognized immediately in the statement of earnings.  For derivatives designated as a hedge of an anticipated transaction (e.g., future purchase of inventory), changes in the fair value of the derivatives are deferred in the balance sheet within accumulated other comprehensive income to the extent the hedge is effective in mitigating the exposure to the related anticipated transaction.  Any ineffectiveness associated with the hedge is recognized immediately in the statement of earnings.  Amounts deferred within accumulated other comprehensive income are recognized in the statement of earnings in the same period during which the hedged transaction affects earnings (e.g., when hedged inventory is sold).

Fair Values of Financial Instruments – Unless otherwise specified, the company believes the carrying value of financial instruments approximates their fair value.

Asset Retirement Obligations and Environmental Liabilities – The company records liabilities for the costs the company is legally obligated to incur in order to retire a long-lived asset at some point in the future.  The fair values of these obligations are recorded as liabilities on a discounted basis, and the cost associated with these liabilities is capitalized as part of the carrying amount of the related assets.  Over time, the liability will increase, reflecting the accretion of the obligation from its present value to the amount the company will pay to extinguish the liability and the capitalized asset retirement costs will be depreciated over the useful lives of the related assets.

Environmental liabilities are accrued when it is probable that obligations have been incurred and the associated amounts can be reasonably estimated.  Such liabilities are adjusted as new information develops or circumstances change.  The company does not discount its environmental liabilities as the timing of the anticipated cash payments is not fixed or readily determinable.  Management’s estimate of its potential liability is independent of any potential recovery of insurance proceeds or indemnification arrangements.  The company has not reduced its environmental liabilities for potential insurance recoveries.

Employment-Related Benefits – Employment-related benefits associated with pensions, postretirement health care benefits and workers’ compensation are expensed as such obligations are incurred by the company.  The recognition of expense is impacted by estimates made by management, such as discount rates used to value certain liabilities, future health costs and employee accidents incurred but not yet reported.  The company uses third-party specialists to assist management in appropriately measuring the expense associated with employment-related benefits.

Revenue Recognition – Revenue is recognized when title and risk of loss are transferred to customers upon delivery based on terms of sale.  Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts, trade allowances and product returns.  The company, principally in its Food Ingredients segment, receives cash advances on sales from customers in the ordinary course of business.  These advances on sales are reflected in current liabilities until inventory is delivered to the customer based on terms of sale, at which time revenue is recognized.

Net Sales – Gross profits earned from commodity trading activities, which are included in net sales, total $264.4 million, $166.6 million and $194.9 million for fiscal 2005, 2004 and 2003, respectively.

Net sales and cost of goods sold, if reported on a gross basis for these activities, would be increased by $17.9 billion, $14.0 billion and $14.3 billion for fiscal 2005, 2004 and 2003, respectively.

Marketing Costs – The company incurs various types of marketing costs in order to promote its products, including retailer incentives and consumer incentives.  The company expenses each of these types of marketing costs as incurred.  In addition, the company incurs advertising costs, which are expensed in the year incurred.  Advertising and promotion expenses totaled $343.8 million, $406.2 million and $436.0 million in fiscal 2005, 2004 and 2003, respectively.

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

The following table illustrates the required pro forma effect on net income and earnings per share assuming the company had followed the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, for all outstanding and unvested stock options and other stock-based compensation for the years ended May 29, 2005, May 30, 2004 and May 25, 2003.

	2005	2004	2003
Net income, as reported	$641.5	$811.3	$763.8
Add: Stock-based employee compensation included in reported net income, net of related tax effects	15.3	13.5	11.3
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(32.9)	(31.8)	(31.5)
Pro forma net income	$623.9	$793.0	$743.6

Earnings per share:
Basic earnings per share - as reported	$1.24	$1.54	$1.44
Basic earnings per share - pro forma	$1.21	$1.50	$1.41

Diluted earnings per share - as reported	$1.23	$1.53	$1.44
Diluted earnings per share - pro forma	$1.20	$1.50	$1.41

The fair value of each option was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions used:

	2005	2004	2003
Dividend yield	4.0%	4.0%	3.9%
Expected volatility	21.4%	27.9%	30.0%
Risk-free interest rate	3.48%	3.08%	4.30%
Expected life of stock option	6 years	6 years	6 years

The weighted average fair value per option was $4.14, $4.22 and $5.88 for options granted during fiscal 2005, 2004 and 2003, respectively.

Income Taxes – The company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes.  The company recognizes current tax liabilities and assets based on an estimate of taxes payable or refundable in the current year for each of the jurisdictions in which the company transacts business.  As part of the determination of its current tax liability, management exercises considerable judgment in evaluating positions taken by the company in its tax returns.  The company has established reserves for probable tax exposures.  These reserves, included in current liabilities, represent the company’s estimate of amounts expected to be paid, which the company adjusts over time as more information regarding tax audits becomes available.

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

Comprehensive Income – Comprehensive income includes net income, currency translation adjustments, certain derivative-related activity, changes in the value of the company’s available-for-sale investments and changes in the minimum pension liability.  When the company deems its foreign investments to be permanent in nature, it does not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars.  The company reclassified $14.3 million of foreign currency translation gains, and $7.1 million and $7.2 million of foreign currency translation losses to net income due to the disposal of foreign subsidiaries in fiscal 2005, 2004 and 2003, respectively.

The following is a rollforward of the balances in accumulated other comprehensive income, net of tax (except for currency translation adjustment):

	Currency Translation Adjustment	Net Derivative Adjustment	Unrealized Gain (Loss) on Securities, net	Minimum Pension Liability	Accumulated Other Comprehensive Income/(Loss)
Balance at May 26, 2002	$(117.7)	$(21.4)	$—	$(13.4)	$(152.5)
Current-period change	60.1	(2.1)	—	(64.9)	(6.9)
Balance at May 25, 2003	(57.6)	(23.5)	—	(78.3)	(159.4)
Current-period change	44.6	31.5	90.5	12.7	179.3
Balance at May 30, 2004	(13.0)	8.0	90.5	(65.6)	19.9
Current-period change	26.6	(0.8)	(0.5)	(1.2)	24.1
Balance at May 29, 2005	$13.6	$7.2	$90.0	$(66.8)	$44.0

The following details the income tax expense (benefit) on components of other comprehensive income (loss):

	2005	2004	2003
Net derivative adjustment	$(0.5)	$19.3	$(1.3)
Unrealized gain (loss) on available-for-sale securities	(0.3)	55.4	—
Minimum pension liability	(0.8)	7.8	(39.8)

Use of Estimates – Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions.  These estimates and assumptions affect reported amounts of assets, liabilities, revenues and expenses as reflected in the financial statements.  Actual results could differ from these estimates.

Reclassifications – In the fourth quarter of fiscal 2005, the company completed the disposition of the remaining businesses of its Agricultural Products segment (“UAP International”).  The company had completed the sale of the U.S. and Canadian crop inputs business (“UAP North America”) in November 2003.  Accordingly, the company reflects the results of the entire former Agricultural Products segment as discontinued operations.

In the fourth quarter of fiscal 2005, the company implemented a plan to exit its specialty meats foodservice business.  The company closed a manufacturing facility in Alabama, sold its operations in California and is negotiating a sale of its operations in Illinois.  Upon the sale of the Illinois operations in July 2005, the company has no remaining specialty meats operations.  Accordingly, the company removed the results of these businesses from the Foodservice Products reporting segment and now reflects the results of these businesses as discontinued operations for all periods presented.

In May 2004, the company completed the sale of its animal feed business located in Spain and Portugal (“Spanish feed business”).  The company completed the sale of a related poultry business in Portugal (“Portuguese poultry business”) in June 2004.  Accordingly, the company removed the results of these businesses from the Food Ingredients reporting segment and reflects the results of these businesses as discontinued operations for all periods presented.

In November 2003, the company completed the sale of its chicken business.  The company removed the chicken business results from the Meat Processing reporting segment and reflects the chicken business results as discontinued operations for all periods presented.

In September 2002, the company sold a controlling interest in its fresh beef and pork operations to a joint venture led by outside investors.  In the second quarter of fiscal 2005, the company sold its remaining minority interest investment in the fresh meat processing component of this business.  Also in the second quarter of fiscal 2005, the company, through a series of transactions, disposed of its remaining interest in the cattle feeding component of this business.  Certain cattle feeding related inventory balances were retained by the company and were sold in the ordinary course of business throughout the remainder of fiscal 2005.  The company reports the results of the cattle feeding operations in discontinued operations from September 2004 through the end of fiscal 2005.  The company reports its share of the results of the fresh meat processing and cattle feeding operations from September 2002 through September 2004 as equity method investment earnings.  The results of the fresh meat processing and cattle feeding operations prior to September 2002 are reported in the Meat Processing reporting segment.

Accounting Changes – Effective February 22, 2004, the company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities, as revised December 2003 (“FIN 46R”).  As a result of adopting FIN 46R, the company has consolidated the assets and liabilities of several entities from which it leases property, plant and equipment, resulting in a cumulative effect of accounting change that reduced net income by $1.4 million (net of taxes of $0.9 million) in the third quarter of fiscal 2004.   Certain of the entities from which the company leases various buildings are partnerships (the “partnerships”), the beneficial owners of which are Opus Corporation or its affiliates (“Opus”).  A member of the company’s board of directors is a beneficial owner, officer and director of Opus.  Financing costs related to these leases were previously included in selling, general and administrative expenses.  Effective with the adoption of FIN 46R, these financing costs are included in interest expense, net.  The company also deconsolidated ConAgra Capital, L.C., an indirectly controlled subsidiary of the company.  The company removed the preferred securities of a subsidiary company of $175.0 million upon the deconsolidation of ConAgra Capital, L.C., which securities are included in the long-term debt balance as of May 30, 2004.  During the third quarter of fiscal 2005, the company redeemed these securities.  The company has no other material obligations arising out of variable interests with unconsolidated entities.

Effective May 26, 2003, the company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which requires the company to recognize the fair value of a liability associated with the cost the company is legally obligated to incur in order to retire an asset at some point in the future.  The associated asset retirement costs are capitalized as part of the carrying amount of the associated long-lived asset.  Over time, the liability increases, reflecting the accretion of the obligation from its present value to the amount the company estimates it will pay to extinguish the liability, and the capitalized asset retirement costs are depreciated over the useful life of the related asset.  Application of this accounting standard resulted in a cumulative effect of a change in accounting that decreased net income by $11.7 million (net of taxes of $7.2 million), or $0.02 per diluted share in the first quarter of fiscal 2004.   Asset retirement obligations of

$12.7 million and $18.5 million are reflected in the company’s balance sheets at May 29, 2005 and May 30, 2004, respectively.  The majority of the company’s asset retirement obligations relate to various contractual obligations for restoration of leased assets at the end of lease terms.

The company adopted SFAS No. 142, Goodwill and Other Intangible Assets, at the beginning of fiscal 2003.  The company’s adoption of SFAS No. 142 resulted in a cumulative effect of an accounting change that increased net income by $3.9 million, or $0.01 per diluted share, for the fiscal year ended May 25, 2003.  Amortization of goodwill and other identifiable intangible assets with indefinite lives was discontinued as of the adoption date.

Recently Issued Accounting Pronouncements – On December 16, 2004, the FASB issued Statement No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment.  SFAS No. 123R will require the company to measure the cost of all employee stock-based compensation awards based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award).  Accordingly, the adoption of SFAS No. 123R will have an impact on the company’s results of operations, although it will have no impact on the company’s overall financial position.  SFAS No. 123R is effective beginning in the company’s first quarter of fiscal 2007.  Management is currently evaluating the impact that the adoption of this statement will have on the company’s consolidated results of operations and cash flows.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4.  SFAS No. 151 amends the guidance in ARB No. 43, Inventory Pricing, for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), requiring that those items be recognized as current-period expenses.  This statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The statement is effective for inventory costs incurred beginning in the company’s fiscal 2007.  Management is currently evaluating the impact that the adoption of this statement will have on the company’s consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.  APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  SFAS No. 153 amends APB Opinion No. 29, eliminating the exception to fair value accounting for nonmonetary exchanges of similar productive assets, and replaces it with a general exception to fair value accounting for nonmonetary exchanges that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  Management does not expect this statement to have a material impact on the company’s consolidated financial position or results of operations.

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

As part of the divestiture, the company received $301.0 million of cash and 25.4 million shares of Pilgrim’s Pride Corporation common stock valued at $246.1 million.  The fair value of the Pilgrim’s Pride Corporation common stock was based on an independent valuation as of the date of the transaction and was reflective of the common stock’s trading restrictions.

The final sales price of the chicken business was subject to a purchase price adjustment based on determination of the final net assets sold, which occurred in the first quarter of fiscal 2005.  As part of the final purchase price adjustment, the company paid $34 million to Pilgrim’s Pride.  The company recognized a pre-tax loss of $11.7 million ($7.1 million after tax) for this final settlement in the fourth quarter of fiscal 2004.

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

Subsequent Event

In August 2005, the company sold the remaining 15.4 million shares of Pilgrim’s Pride Corporation common stock to that company for $482 million.  The company will recognize a pre-tax gain of approximately $333 million, which will be subject to federal and state income tax, in its first quarter of fiscal 2006.  This gain included the following:

Amounts included in accumulated other comprehensive income at May 29, 2005 for 6.96 million shares classified as available-for-sale	$181
Reduction in value (including sales commission) associated with shares classified as available-for-sale from May 29, 2005 to August 3, 2005	(30)
Gain realized on the additional 8.48 million shares not classified as available-for-sale	182
Total pre-tax gain	$333

UAP North America and UAP International Divestitures

On November 23, 2003, the company completed the sale of UAP North America to Apollo Management, L.P. (“Apollo”).  In the fourth quarter of fiscal 2005, the company completed the disposition of the remaining businesses of its Agricultural Products segment (“UAP International”).  Accordingly, the company reflects the results of the entire Agricultural Products segment as discontinued operations for all periods presented.

As part of its disposition of UAP North America, the company initially received $503 million of cash, $60 million of Series A redeemable preferred stock of UAP Holdings (the “UAP Preferred Securities”) and $61 million in the form of a receivable from Apollo.  The company collected the receivable balance in the first quarter of fiscal 2005.  As of May 29, 2005, UAP Holdings had repurchased all of the preferred securities for cash.

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

The company sold substantially all of the remaining assets of UAP International during the third and fourth quarters of fiscal 2005 for total proceeds of $43.3 million, resulting in a loss of $2.4 million.  The company had previously recognized impairment charges of $9.7 million and $28.6 million in fiscal 2004 and fiscal 2005, respectively, in order to reflect the assets of UAP International at their estimated fair value, less cost to sell, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Through the third quarter of fiscal 2005, the company had not recognized any tax benefit in relation to these impairment charges, as management believed that the ultimate realization of these losses would not be tax deductible.  During the fourth quarter of fiscal 2005, the company implemented a tax planning strategy, concurrent with the disposition of the assets of UAP International, which effectively allowed the company to reduce its taxable income in the United States by the amount of losses realized on the sale of a portion of UAP International.  As such, the company recognized a tax benefit of $20.8 million within results of discontinued operations in the fourth quarter of fiscal 2005.

The company’s UAP North America and UAP International operations had a fiscal year-end of February, while the company’s consolidated year-end is May.  Historically, the results of UAP North America and UAP International have been reflected in the company’s consolidated results on a three-month “lag” (e.g., UAP’s results for December through February are included in the company’s consolidated results for the period March through May).  Due to the disposition of UAP North America in November 2003, a $23.8 million net-of-tax loss, representing the results for the three months ending November 2003, was recorded directly to retained earnings.  If this business had not been divested, this net-of-tax loss would have been recognized in the company’s fiscal 2004 consolidated statement of earnings.  Due to the disposition of UAP International in April 2005, $2.2 million net-of-tax income, representing the results for the three months ending April 2005, was recorded directly to retained earnings.  If this business had not been divested, this net-of-tax income would have been recognized in the company’s fiscal 2005 and 2006 consolidated statements of earnings.

Spanish Feed and Portuguese Poultry Divestitures

On May 26, 2004, the company completed the sale of its Spanish feed business to the Carlyle Group for cash proceeds of $82.6 million, resulting in a gain from disposal of businesses of $33.6 million.  During the fourth quarter of fiscal 2004, the company wrote-down certain assets of the Portuguese poultry business by $17.2 million in order to reflect these assets at their fair value.  The company completed the sale of the Portuguese poultry business for cash proceeds of $3.6 million in the first quarter of fiscal 2005.  The company removed the results of these businesses from the Food Ingredients reporting segment and reflects the results of these businesses as discontinued operations for all periods presented.

Specialty Meats Divestiture

In the fourth quarter of fiscal 2005, the company implemented a plan to exit the specialty meats foodservice business.  The company closed a manufacturing facility in Alabama, sold its operations in California and, in the first quarter of fiscal 2006, completed the sale of its operations in Illinois.  Upon the sale of the Illinois operations, the company has no remaining specialty meats operations.  Accordingly, the company removed the results of these businesses from the Foodservice Products reporting segment and now reflects the results of these businesses as discontinued operations for all periods presented.

The company recorded a pre-tax impairment charge of $22.8 million in the third quarter of fiscal 2005 upon the decision to close the manufacturing facility in Alabama, thereby reducing the carrying value of the assets to their expected salvage value, and recognized an additional $4.4 million charge in the fourth quarter of fiscal 2005 for shut down-related costs.  In the fourth quarter of fiscal 2005, the Board of Directors approved a plan to dispose of the manufacturing facilities in California and Illinois.  The sale of the facility in California resulted in a pre-tax loss of $2.9 million. The company recorded a pre-tax impairment charge of $8.1 million in the fourth quarter of fiscal 2005 to reduce the carrying value of the Illinois facility to its estimated fair value.

Fresh Beef & Pork Divestiture

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

In August 2004, Hicks Muse exercised its option to acquire the company’s minority interest investment in the fresh beef and pork business (“Swift Foods”), and as a consequence, on September 24, 2004, the company sold its minority interest investment in Swift Foods to Hicks Muse for $194.1 million, resulting in no significant gain or loss to the company.  The company continues to hold subordinated notes in the original principal amount of $150 million plus accrued interest of $35.2 million from Swift Foods.  In the fourth quarter of fiscal 2005, Swift Foods effected changes in its capital structure.  As a result of those changes, the company determined that the fair value of the subordinated notes was impaired.  The company believes this impairment of an available-for-sale security is temporary.  As such, the company has reduced the carrying value of the note by $38.6 million and recorded an after-tax charge of $24.0 million in accumulated other comprehensive income.

On September 24, 2004, the company reached an agreement with affiliates of Swift Foods by which the company took control and ownership of approximately $300 million of the net assets of the cattle feeding business, including feedlots and live cattle.  On October 15, 2004, the company sold the feedlots to Smithfield Foods for approximately $70 million. These transactions resulted in a gain of approximately $19.0 million (net of taxes of $11.6 million).  The company retained live cattle inventory and related derivative instruments and liquidated those assets in an orderly manner over the succeeding several months.  The company completed the sale of the live cattle inventory by the end of fiscal 2005.  Beginning September 24, 2004, the assets, liabilities and results of operations, including the gain on sale, of the cattle feeding business are classified as discontinued operations.

Summary results of operations of the former Agricultural Products segment, the chicken business, the Spanish feed and Portuguese poultry businesses, the cattle feeding business and the specialty meats foodservice business included within discontinued operations are as follows:

	2005	2004	2003
Net sales	$948.8	$4,096.9	$5,666.1
Long-lived asset impairment charge	(59.4)	(26.9)	(112.0)
Income (loss) from operations of discontinued operations before income taxes	(12.9)	137.5	27.8
Net gain from disposal of businesses	26.3	51.1	-
Income (loss) before income taxes	(46.0)	161.7	(84.2)

Income tax (expense) benefit	24.4	(64.4)	32.0

Income (loss) from discontinued operations, net of tax	$(21.6)	$97.3	$(52.2)

The assets and liabilities of the former Agricultural Products segment, the Spanish feed and Portuguese poultry businesses and the specialty meats foodservice business as of May 29, 2005 and May 30, 2004 are as follows:

	2005	2004
Receivables, less allowances for doubtful accounts	$0.9	$102.6
Inventories	28.5	112.8
Prepaid expenses and other current assets	—	5.7
Current assets of discontinued operations	$29.4	$221.1

Property, plant and equipment, net	$3.9	$51.3
Goodwill and other intangibles	—	8.0
Other assets	—	1.3
Noncurrent assets of discontinued operations	$3.9	$60.6

Notes payable	$—	$23.2
Accounts payable	6.1	97.6
Other accrued liabilities and advances on sales	4.1	22.0
Current liabilities of discontinued operations	$10.2	$142.8

3.     GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

Goodwill by reporting segment is as follows:

	2005	2004
Retail Products	$3,477.7	$3,476.9
Foodservice Products	283.2	277.1
Food Ingredients	36.8	34.6
Total	$3,797.7	$3,788.6

Other identifiable intangible assets are as follows:

	2005		2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$790.5	$—	$798.1	$—
Amortizing intangible assets	42.1	12.9	38.7	9.9
Total	$832.6	$12.9	$836.8	$9.9

Non-amortizing intangible assets are comprised of the following balances:

	2005	2004
Brands/Trademarks	$769.6	$776.4
Pension Intangible Asset	19.5	20.3
Miscellaneous	1.4	1.4
Total non-amortizing intangible assets	$790.5	$798.1

Amortizing intangible assets, carrying a weighted average life of approximately 16 years, are principally composed of licensing arrangements and customer lists.  For fiscal years 2005, 2004 and 2003, the company recognized $2.1 million, $2.8 million and $3.8 million, respectively, of amortization expense.  Based on amortizing assets recognized in the company’s balance sheet as of May 29, 2005, amortization expense is estimated to be approximately $3 million for each of the next five years.

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

The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	2005	2004	2003
Net Income:
Income from continuing operations before cumulative effect of changes in accounting	$663.1	$727.1	$812.1
Income (loss) from discontinued operations	(21.6)	97.3	(52.2)
Cumulative effect of changes in accounting	—	(13.1)	3.9
Net income	$641.5	$811.3	$763.8

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	516.2	527.2	528.6
Add: Dilutive effect of stock options, restricted stock awards and other dilutive securities	4.0	3.5	2.1
Diluted weighted average shares outstanding	520.2	530.7	530.7

At the end of fiscal years 2005, 2004 and 2003, there were 6.9 million, 12.2 million and 15.4 million stock options outstanding, respectively, that were excluded from the computation of shares contingently issuable upon exercise of the stock options because exercise prices exceeded the annual average market value of common stock.

5.     RECEIVABLES SECURITIZATION

The company had previously entered into agreements to sell interests in pools of receivables, in an amount not to exceed $400 million at any one time.  During fiscal 2005, the company effectively terminated these agreements.  There were no interests in pools of receivables sold at fiscal year-end 2005 and 2004.

6.     COST REDUCTION EFFORTS

In fiscal 2004, the company identified specific operating efficiency initiatives as part of an effort to improve the company’s cost structure, margins and competitive position.  As a result of these specific initiatives, the company recognized certain expenses during fiscal 2004 and 2005, including employee termination costs, accelerated depreciation on fixed assets, equipment/employee relocation costs, asset impairments and other related costs.  The company recognized $21.1 million and $61.8 million of expenses in fiscal 2005 and 2004, respectively, for these initiatives.  These costs were incurred primarily in the Retail Products segment in fiscal 2005 and in the Retail Products and Foodservice Products segments in fiscal 2004.  The company does not anticipate additional costs associated with these initiatives.

In addition to the above, as part of the company’s ongoing efforts to reduce general and administrative expenses, including salaried headcount, during the fourth quarter of fiscal 2005 the company announced it was in the process of eliminating several hundred salaried jobs across the organization.  The headcount reductions will be largely complete by the end of the first quarter of fiscal 2006.  The company recognized $42.7 million of severance expense during fiscal 2005 primarily within its Retail Products segment and Corporate.  As of the end of fiscal 2005, $42.4 million was reflected in other accrued liabilities in the company’s consolidated balance sheet.

7.     ASSET IMPAIRMENTS AND CASUALTY LOSS

During fiscal 2005, the company determined that it would close a manufacturing facility within its Food Ingredients segment and recognized a charge of $15.0 million to reduce the carrying amounts of the related long-lived assets to their fair values.

As a result of a fire at a manufacturing facility in fiscal 2005, the company recognized a charge, net of insurance recoveries, of $10.0 million in the Foodservice Products segment for the loss of inventory and property, plant and equipment.

In fiscal 2005, the company determined the carrying values of its investments in two unrelated joint ventures were other than temporarily impaired and therefore recognized pre-tax impairment charges totaling $71.0 million ($65.6 million after tax).  The pre-tax charges are reflected in equity method investment earnings (loss) in the statement of earnings.  The extent of the impairments was determined based upon the company’s assessment of the recoverability of its investments, including an assessment of the investees’ ability to sustain earnings which would justify the carrying amount of the investments.

During fiscal 2005, the company recorded a pre-tax charge of $10.0 million for an impairment of a brand and related assets in the Retail Products segment.

8.     INVENTORIES

The major classes of inventories are as follows:

	2005	2004
Raw materials and packaging	$1,013.0	$1,104.0
Work in progress	79.7	70.6
Finished goods	1,382.4	1,170.6
Supplies and other	139.4	171.3
	$2,614.5	$2,516.5

9.     CREDIT FACILITIES AND BORROWINGS

At May 29, 2005, the company had credit lines from banks that totaled approximately $1.4 billion, including $1.05 billion of long-term revolving credit facilities maturing in May 2007 and short-term loan facilities approximating $345 million.  The company has not drawn upon the long-term revolving credit facilities.  Borrowings under the long-term revolver agreements bear interest at or below prime rate and may be prepaid without penalty.  As of May 29, 2005, the company had $8.5 million drawn under the short-term loan facilities.

The company finances its short-term liquidity needs with bank borrowings, commercial paper borrowings and bankers’ acceptances.  The average consolidated short-term borrowings outstanding under these facilities were $118.6 million and $121.1 million for fiscal years 2005 and 2004, respectively.  The highest period-end, short-term indebtedness during fiscal 2005 and 2004 was $270.5 million and $295.0 million, respectively.  The weighted average interest rate was 1.15% and 2.33% for fiscal 2005 and 2004, respectively.

10.  SENIOR LONG-TERM DEBT, SUBORDINATED DEBT AND LOAN AGREEMENTS

	2005	2004

Senior Debt
8.25% senior debt due September 2030	$300.0	$300.0
7.0% senior debt due October 2028	400.0	400.0
6.7% senior debt due August 2027 (redeemable at option of holders in 2009)	300.0	300.0
7.125% senior debt due October 2026 (redeemable at option of holders in 2006)	400.0	400.0
7.875% senior debt due September 2010	750.0	750.0
9.875% senior debt due November 2005	100.0	100.0
7.5% senior debt, repaid in fiscal 2005	—	600.0
9.87% to 9.95% senior notes due in various amounts through 2009	21.9	25.2
8.1% to 9.0% publicly issued medium-term notes, repaid in fiscal 2005	—	12.0
6.0% senior debt due September 2006	500.0	500.0
6.75% senior debt due September 2011	1,000.0	1,000.0
1.65% to 9.28% Industrial Development Revenue Bonds (collateralized by plant and equipment) due on various dates through 2019	5.2	13.5
4.55% to 10.07% lease financing obligations due on various dates through 2024	232.4	194.7
Notes securing preferred securities of a subsidiary company	—	221.5
Miscellaneous unsecured	51.4	50.7
Total face value senior debt	4,060.9	4,867.6

Subordinated Debt
9.75% subordinated debt due March 2021	400.0	400.0
7.4% subordinated debt, repaid in fiscal 2005	—	300.0
7.375% subordinated debt, repaid in fiscal 2005	—	50.0
Total face value subordinated debt	400.0	750.0
Total debt face value	4,460.9	5,617.6
Unamortized discounts/premiums	(9.1)	(10.3)
Hedged debt adjustment to fair value	14.6	55.8
Less current portion	(117.3)	(382.4)
Total long-term debt	$4,349.1	$5,280.7

The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years following May 29, 2005, are as follows:

2006	$117.3
2007	518.5
2008	19.8
2009	19.9
2010	17.0

The most restrictive note agreements (the revolving credit facilities and certain privately placed long-term debt) require the company to repay the debt if consolidated funded debt exceeds 65% of the consolidated capital base or if fixed charges coverage is less than 1.75 to 1.0, as such terms are defined in applicable agreements.  As of the end of fiscal 2005, the company’s consolidated funded debt was approximately 45% of its consolidated capital base and the fixed charges ratio was approximately 3.9 to 1.0.

Net interest expense consists of:

	2005	2004	2003

Long-term debt	$349.1	$335.1	$328.4
Short-term debt	0.8	7.2	19.2
Interest income	(27.0)	(49.6)	(53.7)
Interest included in cost of goods sold	(19.3)	(13.4)	(15.3)
Interest capitalized	(8.6)	(4.4)	(3.9)
	$295.0	$274.9	$274.7

As noted in the above table, interest expense incurred to finance hedged inventories has been reflected in cost of goods sold.

Net interest paid was $360.3 million, $334.2 million and $293.5 million in fiscal 2005, 2004 and 2003, respectively.

In fiscal 2004, the company received approximately $134 million from the termination of all of its interest rate swaps (see Note 18).  The proceeds are not included in the net interest paid amount for fiscal 2004.  The company’s net interest expense was reduced by $27.5 million in fiscal 2005 due to the net impact of previously closed interest rate swap agreements, as compared to $76.1 million in fiscal 2004.

The carrying amount of long-term debt (including current installments) was $4.5 billion and $5.7 billion as of May 29, 2005 and May 30, 2004, respectively.  Based on current market rates provided primarily by outside investment bankers, the fair value of this debt at May 29, 2005, and May 30, 2004 was estimated at $5.2 billion and $6.2 billion, respectively.

During the third quarter of fiscal 2005, the company retired $600 million of 7.5% senior debt that was due September 2005.  This early retirement of debt resulted in a pre-tax loss of $22 million, which is included in selling, general and administrative expenses.   Also in the third quarter of fiscal 2005, the company redeemed the preferred securities of ConAgra Capital, L.C., an indirectly controlled subsidiary of the company, held by third parties in the amount of $175 million.  Due to the adoption of FIN 46R, ConAgra Capital, L.C. was deconsolidated, and therefore the loan between the company and ConAgra Capital, L.C. was reflected in the company’s consolidated balance sheet as $221 million of long-term debt and the amount of the company’s investment in ConAgra Capital, L.C. of $46 million was reflected as other assets as of May 30, 2004.

In addition to these early retirements of debt, the company made scheduled principal payments during fiscal 2005, reducing long-term debt by $385 million.

11.  OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of:

	2005	2004

Legal and environmental liabilities primarily associated with the company’s acquisition of Beatrice Company (see Note 17)	$111.3	$132.2
Postretirement health care and pensions	615.8	578.9
Deferred taxes	477.8	377.5
Liabilities of divested cattle feeding operations (see Note 2)	—	34.8
Other	77.2	97.1
	1,282.1	1,220.5
Less current portion	(87.5)	(77.4)
	$1,194.6	$1,143.1

12.  CAPITAL STOCK

The company has authorized shares of preferred stock as follows:

Class B—$50 par value; 150,000 shares

Class C—$100 par value; 250,000 shares

Class D—without par value; 1,100,000 shares

Class E—without par value; 16,550,000 shares

There were no preferred shares issued or outstanding as of May 29, 2005.

On December 4, 2003, the company announced a share repurchase program of up to $1 billion.  During fiscal 2005 and fiscal 2004, the company repurchased approximately 6.8 million shares at a total cost of $181.4 million and 15.3 million shares at a total cost of $418.6 million, respectively.

13.     EMPLOYEE EQUITY FUND

In fiscal 1993, the company established a $700 million Employee Equity Fund (“EEF”), a grantor trust, to pre-fund future stock-related obligations of the company’s compensation and benefit plans.  The EEF supported employee plans that used ConAgra Foods common stock.

For financial reporting purposes, the EEF was consolidated with ConAgra Foods.  The fair value of the shares held by the EEF was shown as a reduction to common stockholders’ equity in the company’s consolidated balance sheets.  All dividends and interest transactions between the EEF and ConAgra Foods were eliminated.  Differences between cost and fair value of shares held and/or released were included in consolidated additional paid-in capital.

During fiscal 2005, all remaining shares held by the EEF were issued, and the EEF was terminated.  At May 30, 2004, the EEF held 1.1 million shares at a cost per share of $14.55 and a fair value per share of $28.12.

14.     STOCK PLANS

Stock option plans approved by the stockholders provide for granting of options to employees for purchase of common stock at prices equal to fair value at the time of grant.  Options become exercisable under various vesting schedules (typically three to five years) and generally expire 10 years after the date of grant.

A summary of the outstanding and exercisable stock options during the three years ended May 29, 2005 is presented below:

	2005		2004		2003
(Shares in millions)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	28.8	$23.98	35.2	$23.76	31.9	$22.97
Granted	3.8	$27.43	3.7	$21.90	7.5	$25.58
Exercised	(5.2)	$21.94	(5.8)	$20.47	(2.3)	$17.71
Forfeited/Expired	(3.2)	$26.10	(4.3)	$25.19	(1.9)	$24.82
Outstanding at end of year	24.2	$24.71	28.8	$23.98	35.2	$23.76

Options exercisable at end of year	18.1	$24.73	18.9	$24.46	21.1	$23.83

The following table summarizes information about stock options outstanding as of May 29, 2005:

			Options Outstanding			Options Exercisable
(Shares in millions) Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.87	-	$20.75	1.9	4.2	$19.63	1.9	$19.63
$20.76	-	$22.00	7.6	6.6	$21.60	5.2	$21.64
$22.01	-	$25.36	4.7	5.0	$24.40	4.0	$24.27
$25.37	-	$28.31	8.1	7.2	$26.98	5.1	$26.95
$28.32	-	$36.81	1.9	2.8	$33.28	1.9	$33.37

$4.87	-	$36.81	24.2	6.0	$24.71	18.1	$24.73

In accordance with stockholder-approved plans, the company grants stock under various stock-based compensation arrangements including restricted stock, phantom stock and stock issued in lieu of cash bonuses.  Under each arrangement, stock is issued without direct cost to the employee.  In addition, the company grants restricted share equivalents.  The restricted share equivalents are credited with appreciation or depreciation in the company’s stock during the restriction period and will be settled in cash when the restriction period ends.  During fiscal 2005, 2004 and 2003, the company granted shares and share equivalents totaling 1.9 million, 2.1 million and 1.1 million, respectively, with a weighted average grant date value of $27.50, $23.95 and $25.15, respectively, under these arrangements.  The compensation expense for the company’s stock-based awards totaled $25.1 million, $21.8 million and $18.2 million for fiscal 2005, 2004 and 2003, respectively.  At May 29, 2005, the amount of deferred stock-based compensation granted, but to be recognized over future periods, was estimated to be $69.9 million.

At May 29, 2005, approximately 13.9 million shares were reserved for granting additional options and restricted, phantom or bonus stock awards.

15.  PRE-TAX INCOME AND INCOME TAXES

Pre-tax income from continuing operations (including equity method investment earnings (loss)) before cumulative effect of changes in accounting consisted of the following:

	2005	2004	2003

United States	$1,079.9	$1,094.4	$1,156.3
Foreign	53.2	61.5	101.5
	$1,133.1	$1,155.9	$1,257.8

The provision for income taxes includes the following:

	2005	2004	2003
Current
Federal	$197.4	$219.9	$192.8
State	16.5	50.8	44.3
Foreign	36.6	32.5	49.2
	250.5	303.2	286.3
Deferred
Federal	173.1	109.1	138.4
State	46.4	16.5	21.0
	219.5	125.6	159.4
	$470.0	$428.8	$445.7

Income taxes computed by applying statutory rates to income from continuing operations before income taxes are reconciled to the provision for income taxes set forth in the consolidated statements of earnings as follows:

	2005	2004	2003

Computed U.S. federal income taxes	$396.6	$404.5	$440.2
State income taxes, net of U.S. federal tax benefit	60.3	37.6	32.7
Export and jobs tax credits	(11.1)	(14.5)	(13.1)
Foreign tax credits	—	(50.9)	(114.0)
Divestitures of businesses	—	72.3	62.3
Impairment of joint ventures	22.0	—	—
IRS settlement, net	(4.6)	(27.0)	—
SEC settlement reserve	7.7	8.8	—
Other	(0.9)	(2.0)	37.6
	$470.0	$428.8	$445.7

Income taxes paid were $296.7 million, $346.6 million and $304.3 million in fiscal 2005, 2004 and 2003, respectively.

The tax effect of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consists of the following:

	2005		2004
	Assets	Liabilities	Assets	Liabilities

Depreciation and amortization	$—	$673.4	$—	$570.0
Pension and other postretirement benefits	229.9	—	186.9	—
Other noncurrent liabilities that will give rise to future tax deductions	70.1	—	169.8	—
Accrued expenses	61.3	—	67.8	—
Restructuring/impairment charges	27.4	—	25.0	—
Unrealized appreciation on investments	—	56.6	—	55.4
Capital losses	20.2	—	20.2	—
Foreign tax credit carryforwards	40.5	—	19.0	—
State tax credit and NOL carryforwards	10.3	—	16.7	—
Inventory basis differences	—	11.9	11.9	—
Capital leases	—	18.9	—	16.2
Allowance for bad debts	10.4	—	9.5	—
Acquisition cost amortization	—	34.5	1.8	—
Other	28.4	18.6	35.2	40.7
	498.5	813.9	563.8	682.3
Less: Valuation allowance	(48.8)	—	(19.2)	—
Net deferred taxes	$449.7	$813.9	$544.6	$682.3

At May 29, 2005 and May 30, 2004, net deferred tax assets of $113.6 million and $239.8 million, respectively, are included in prepaid expenses and other current assets.  At May 29, 2005 and May 30, 2004, net deferred tax liabilities of $477.8 million and $377.5 million, respectively, are included in other noncurrent liabilities.

The reserve for tax contingencies related to the Internal Revenue Service (“IRS”) exams, state and local exams and international tax matters was  $41.4 million at May 29, 2005 and $43.1 million at May 30, 2004.  The company reached an agreement with the IRS with respect to the IRS’s examination of the company’s tax returns for fiscal years 2000 through 2002.  As a result of the resolution of these matters, the company reduced income tax expense and income taxes payable by $4.6 million during fiscal 2005.  Certain tax authorities have proposed adjustments for later years, some of which are being contested by the company.  The company believes that it has made adequate provisions for income taxes payable.

The company has approximately $37 million of foreign net operating loss carryforwards ($25 million expire between 2006 and 2014 and $12 million have no expiration dates).  The company also has $40 million of foreign tax credits which will expire in 2013.

The company has recorded a valuation allowance for the portion of the net operating loss carryforwards, tax credit carryforwards and other deferred tax assets it believes will not be realized.  The net impact on income tax expense related to changes in the valuation allowance for fiscal 2005, 2004 and 2003 was $9.1 million, $0 and $19.2 million, respectively.

The company has not provided U.S. deferred taxes on cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely.  Deferred taxes are provided for earnings of non-U.S. federal affiliates and associated companies when the company plans to remit those earnings.

16.  COMMITMENTS

The company leases certain facilities and transportation equipment under agreements that expire at various dates.  Rent expense under all operating leases for continuing operations was $188.8 million, $183.4 million and $207.0 million in fiscal 2005, 2004 and 2003, respectively.  Rent expense under operating leases for discontinued operations was $5.0 million, $36.9 million and $73.3 million in fiscal 2005, 2004 and 2003, respectively.

A summary of noncancelable operating lease commitments for fiscal years following May 29, 2005, is as follows:

2006	$103.4
2007	122.1
2008	78.4
2009	66.7
2010	59.1
Later years	310.9
$740.6

The company had performance bonds and other commitments and guarantees outstanding at May 29, 2005, aggregating to $63.4 million.  This amount includes approximately $38 million in guarantees and other commitments the company has made on behalf of the divested fresh beef and pork business.

ConAgra Foods enters into many lease agreements for land, buildings and equipment at competitive market rates, and some of the lease arrangements are with Opus Corporation or its affiliates.  A director of ConAgra Foods is a beneficial owner, officer and director of Opus Corporation.  The agreements relate to the leasing of land and buildings for ConAgra Foods.  ConAgra Foods occupies the buildings pursuant to long-term leases with Opus Corporation and its affiliates, some of which contain various termination rights and purchase options.  Leases effective in fiscal 2005 required annual lease payments by ConAgra Foods of $19.8 million.  As a result of adopting FIN 46R, the company has consolidated certain of the Opus affiliates from which it leases property, plant and equipment.  These leases were previously accounted for as operating leases. Opus Corporation or its affiliates were paid $52.9 million for construction work during fiscal 2005 on properties leased by ConAgra Foods from third parties.  Opus Corporation had revenues in excess of $1.25 billion in 2004.

17.  CONTINGENCIES

In fiscal 1991, the company acquired Beatrice Company (“Beatrice”).  As a result of the acquisition and the significant pre-acquisition contingencies of the Beatrice businesses and its former subsidiaries, the consolidated post-acquisition financial statements of the company reflect significant liabilities associated with the estimated resolution of these contingencies.  These include various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by the company.  The environmental proceedings include litigation and administrative proceedings involving Beatrice’s status as a potentially responsible party at 31 Superfund, proposed Superfund or state-equivalent sites; these sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes and/or other contaminants.  Beatrice has paid or is in the process of paying its liability share at 30 of these sites.  Reserves for these matters have been established based on the company’s best estimate of its undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of Beatrice and other potentially responsible parties and its experience in remediating sites.  The reserves for Beatrice environmental matters totaled $109.5 million as of May 29, 2005 and $115.2 million as of May 30, 2004, a majority of which relates to the Superfund and state equivalent sites referenced above.  Expenditures for these matters are expected to occur over a period of 5 to 20 years.

In certain limited situations, the company will guarantee an obligation of an unconsolidated entity.  Currently, the company guarantees certain obligations primarily associated with leases entered into by several of its equity method investees.  Under these arrangements, the company is obligated to perform under these leases (i.e., make the lease payments) should the equity method investees be unable to perform.  Most of these guarantees resulted from the company’s fresh beef and pork divestiture.  The leases have terms not exceeding 10 years and the maximum amount of future payments the company has guaranteed is approximately $45.7 million.  The company has also assigned a hog purchase contract to the beef and pork business, and the fresh beef and pork business has indemnified the company for all liabilities under the contract.  The company has guaranteed the performance of the fresh beef and pork business with respect to the hog purchase contract.  The hog purchase contract requires the fresh beef and pork business to purchase a minimum of approximately 1.2 million hogs annually through 2014.  The contract stipulates minimum price commitments, based in part on market prices and, in certain circumstances, also includes price adjustments based on certain inputs.  The company does not have a liability established in its balance sheet for these arrangements as the company has determined that performance under the guarantees is not probable.

The results for fiscal 2004 include litigation expense related to a choline chloride joint venture with E.I. du Pont de Nemours and Co. (“DuPont”) that was sold in 1997.  Subsequent to the sale, civil antitrust lawsuits against DuPont, the company and the venture were filed in various federal and state courts.  In connection with the settlement of certain of these cases and the remaining civil actions, the company recorded a $25 million pre-tax charge against earnings in fiscal 2004 as an additional reserve for these matters.  The litigation expenses are recorded in selling, general and administrative expenses.

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

18.  DERIVATIVE FINANCIAL INSTRUMENTS

The company is exposed to market risks, such as changes in commodity prices, foreign currency exchange rates and interest rates.  To manage volatility associated with these exposures, the company may enter into various derivative transactions (e.g., futures and options) pursuant to established company policies.

Commodity Price Management - The company is subject to raw material price fluctuations caused by supply conditions, weather, economic conditions and other factors.  Generally, the company utilizes commodity futures and options contracts to reduce the volatility of commodity input prices on items such as vegetable oils, proteins, dairy, grains and energy.

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

Of the $2.5 billion interest rate swaps closed out in fiscal 2004, $2 billion of the interest rate swaps had been used to effectively convert certain of the company’s fixed rate debt into floating rate debt.  These interest rate swaps were accounted for as fair value hedges and resulted in no recognition of ineffectiveness in the statement of earnings as the interest rate swaps’ provisions matched the applicable provisions of the hedged debt.  The remaining $500 million portion of the company’s interest rate swaps was used to hedge certain of the company’s forecasted interest payments on floating rate debt for the period from 2005 through 2011.  These interest rate swaps were accounted for as cash flow hedges with gains and losses deferred in accumulated other comprehensive income, to the extent the hedge was effective.  During fiscal 2005, the company determined it was no longer probable that the related floating rate debt would be issued and therefore the company recognized approximately $13.6 million of additional interest expense associated with this interest rate swap.  Overall, the company’s net interest expense was reduced by $27.5 million in fiscal 2005 due to the net impact of previously closed interest rate swap agreements, as compared to $76.1 million in fiscal 2004.

The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities.  As of May 29, 2005 and May 30, 2004, the fair value of derivatives recognized within prepaid expenses and other current assets was $49.1 million and $128.1 million, respectively, while the amount recognized within other accrued liabilities was $15.8 million and $10.3 million, respectively.  As of May 29, 2005 and May 30, 2004, there were no significant derivative-related amounts recognized in discontinued operations.

For fiscal 2005, 2004 and 2003, the ineffectiveness associated with derivatives designated as cash flow and fair value hedges from continuing operations was a loss of $0.1 million, gain of $4.1 million, and a loss of $1.6 million, respectively.  Hedge ineffectiveness is recognized within net sales, cost of goods sold or interest expense, depending on the nature of the hedge.  The company does not exclude any component of the hedging instrument’s gain or loss when assessing effectiveness.

Generally, the company hedges a portion of its anticipated consumption of commodity inputs for periods ranging from 12 to 36 months.  The company may enter into longer-term hedges on particular commodities if deemed appropriate.  As of May 29, 2005, the company had hedged certain portions of its anticipated consumption of commodity inputs through March 2008.

As of May 29, 2005 and May 30, 2004, the net deferred gain or loss recognized in accumulated other comprehensive income was a $5.4 million gain and an $8.0 million gain, net of tax, respectively. The company anticipates a gain of $4.4 million, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings over the next 12 months.  The company anticipates a gain of $1.0 million, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings subsequent to the next 12 months.

A $1.8 million gain and a $9.6 million gain, net of tax, were transferred from accumulated other comprehensive income into income from continuing operations in fiscal 2005 and fiscal 2004, respectively.  For fiscal 2005 and 2004, no significant gains/losses were transferred from accumulated other comprehensive income into income (loss) from discontinued operations.   Other than the discontinued interest rate cash flow hedge cited above, the company did not discontinue any cash flow or fair value hedges in fiscal 2005.  In fiscal 2004, the company recognized a $4.2 million net-of-tax gain within discontinued operations related to discontinued cash flow hedges that were no longer probable of occurring as a result of the chicken business divestiture.

19.  PENSION AND POSTRETIREMENT BENEFITS

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

The changes in benefit obligations and plan assets at February 28, 2005 and 2004 were as follows:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Change in Benefit Obligation
Benefit obligation at beginning of year	$2,111.2	$1,900.0	$527.7	$514.3
Service cost	58.7	61.7	2.8	3.8
Interest cost	123.2	119.7	26.1	31.9
Plan participants’ contributions	—	—	6.3	4.6
Amendments	4.0	10.0	(87.0)	0.4
Actuarial (gain) loss	52.0	134.4	(10.6)	26.1
Dispositions	—	(12.8)	—	(2.0)
Other	0.3	0.6	0.2	(2.6)
Benefits paid	(111.9)	(102.4)	(53.8)	(48.8)
Benefit obligation at end of year	$2,237.5	$2,111.2	$411.7	$527.7
Change in Plan Assets
Fair value of plan assets at beginning of year	$1,875.0	$1,540.9	$6.6	$4.4
Actual return on plan assets	139.7	396.5	0.1	3.0
Dispositions	—	(7.8)	—	—
Employer contributions	9.2	65.8	46.7	43.4
Plan participants’ contributions	—	—	6.3	4.6
Investment and administrative expenses	(19.6)	(18.4)	—	—
Other	0.1	0.4	—	—
Benefits paid	(111.9)	(102.4)	(53.8)	(48.8)
Fair value of plan assets at end of year	$1,892.5	$1,875.0	$5.9	$6.6

The funded status and amounts recognized in the company’s consolidated balance sheets at May 29, 2005 and May 30, 2004 were:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Funded status	$(345.0)	$(236.2)	$(405.9)	$(521.1)
Unrecognized actuarial loss	213.1	160.0	108.2	136.1
Unrecognized prior service cost	17.2	15.7	(81.3)	(3.9)
Unrecognized transition amount	(0.3)	(0.4)	—	—
Fourth quarter employer contribution	1.5	1.4	10.3	—
Accrued benefit cost	$(113.5)	$(59.5)	$(368.7)	$(388.9)

Amounts Recognized in Consolidated Balance Sheets
Accrued benefit cost	$(248.1)	$(190.0)	$(368.7)	$(388.9)
Intangible asset	19.5	20.2	—	—
Accumulated other comprehensive loss	115.1	110.3	—	—
Net amount recognized	$(113.5)	$(59.5)	$(368.7)	$(388.9)

Weighted-Average Actuarial Assumptions Used to Determine Benefit Obligations At February 28
Discount rate	5.75%	6.00%	5.50%	6.00%
Long-term rate of compensation increase	4.25%	4.50%	N/A	N/A

The accumulated benefit obligation for all defined benefit pension plans was $2.1 billion and $2.0 billion at February 28, 2005 and 2004, respectively.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets at February 28, 2005 and 2004 were:

	2005	2004

Projected benefit obligation	$2,237.5	$610.7
Accumulated benefit obligation	2,132.2	601.9
Fair value of plan assets	1,892.5	440.6

Components of pension benefit and other postretirement benefit costs are:

	Pension Benefits			Other Benefits
	2005	2004	2003	2005	2004	2003

Service cost	$58.7	$61.7	$62.1	$2.8	$3.8	$3.1
Interest cost	123.2	119.7	120.6	26.1	31.9	26.5
Expected return on plan assets	(131.1)	(127.1)	(113.1)	(0.3)	(0.6)	(0.6)
Amortization of prior service costs	2.5	2.3	3.6	(9.6)	(0.8)	(0.7)
Amortization of transition asset	(0.2)	(0.2)	(0.4)	—	—	—
Recognized net actuarial (gain) loss	10.1	5.3	2.5	8.1	2.4	(0.1)
Curtailment (gain) loss	—	5.0	1.2	—	(2.8)	(1.1)
Benefit cost – company plans	63.2	66.7	76.5	27.1	33.9	27.1
Pension benefit cost – multi-employer plans	8.0	9.0	7.9	—	—	—
Total benefit cost	$71.2	$75.7	$84.4	$27.1	$33.9	$27.1

Weighted-Average Actuarial Assumptions Used to Determine Net Expense
Discount rate	6.00%	6.50%	7.25%	6.00%	6.50%	7.25%
Long-term rate of return on plan assets	7.75%	7.75%	7.75%	4.50%	13.7%	13.7%
Long-term rate of compensation increase	4.50%	4.50%	5.50%	N/A	N/A	N/A

The company amortizes prior service costs and amortizable gains and losses in equal annual amounts over the average expected future period of vested service.  For plans with no active participants, average life expectancy is used instead of average expected useful service.

To develop the expected long-term rate of return on plan assets assumption for the pension plan, the company considers the current level of expected returns on risk free investments (primarily government bonds), the historical level of risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class.  The expected return for each asset class is then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio.

Included in the company’s postretirement plan assets are guaranteed investment contracts (“GICs”) entered into in 1981. In fiscal 2004, the company changed its estimate of fair value of the GICs and modified the expected long-term rate of return on plan assets from 13.7% (the stated yield of the contracts) to 4.5% (the effective yield on the contracts when stated at fair value).  These changes did not have a material impact on amounts recorded in the company’s consolidated financial statements.

In May 2005, the company created and funded a Voluntary Employee’s Beneficiary Trust (“VEBA”) for the purpose of funding benefit payments to participants in the company’s postretirement benefit plans and severance payments to employees terminated under the company’s current salaried headcount reduction.  The company contributed $75.0 million to the VEBA in May 2005 and reflects this amount in prepaid and other current assets at May 29, 2005.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Part D”) was signed into law.  The law allows for a federal subsidy to sponsors of retiree health care benefit plans that provide benefits that are at least actuarially equivalent to the benefits established by the law. The company provides retiree drug benefits that exceed the value of the benefits that will be provided by Medicare Part D, and the retirees’ out-of-pocket costs are less than they would be under Medicare Part D. Therefore, the company has concluded that its plan is at least “actuarially equivalent” to the Medicare Part D plan and that it will be eligible for the subsidy. The company has reflected the impact of the subsidy by reducing its expense by $11.5 million and $2.1 million in fiscal 2005 and fiscal 2004, respectively. The company also reflected an unrecognized gain, which reduced its projected benefit obligation by $51.6 million at May 30, 2004.

The increase (decrease) in the minimum pension liability included in other comprehensive income was $4.8 million and $(17.6) million for the fiscal years ended May 29, 2005 and May 30, 2004, respectively.

The company’s pension plan weighted-average asset allocations and the company’s target asset allocations at February 28, 2005 and 2004, by asset category are as follows:

	2005	2004	Target Allocation

Equity Securities	59%	60%	50-80%
Debt Securities	28%	25%	20-30%
Real Estate	5%	5%	0-8%
Other	8%	10%	0-20%
Total	100%	100%

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

Equity securities include common stock of the company in the amounts of $134.8 million (7.1% of total pension plan assets) and $134.1 million (7.2% of total pension plan assets) at February 28, 2005 and 2004, respectively.  The company’s Investment Policy limits the investment in common stock of the company to 10% of the fair value of plan assets.

Assumed health care cost trend rates have a significant effect on the benefit obligation of the postretirement plans.

Assumed Health Care Cost Trend Rates at February 28	2005	2004

Initial health care cost trend rate	9.0%	10.0%
Ultimate health care cost trend rate	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2011	2011

A one percentage point change in assumed health care cost rates would have the following effect:

	One Percent Increase	One Percent Decrease

Effect on total service and interest cost	$2.7	$(2.8)
Effect on postretirement benefit obligation	32.7	(29.2)

The company currently anticipates making contributions of $37.3 million to the pension plans in fiscal year 2006.  This estimate is based on current tax laws, plan asset performance and liability assumptions, which are subject to change.  The company anticipates making contributions of $42.8 million to the postretirement plan in fiscal 2006.

The following table presents estimated future gross benefit payments and Medicare Part D subsidy receipts for the company’s plans:

		Health Care and Life Insurance
	Pension Benefits	Benefit Payments	Subsidy Receipts

2006	$107.6	$42.8	$(1.0)
2007	111.1	42.1	(5.0)
2008	115.4	42.2	(5.0)
2009	120.4	41.7	(5.1)
2010	125.5	41.1	(5.0)
Succeeding 5 years	719.4	184.3	(21.3)

Certain employees of the company are covered under defined contribution plans.  The expense related to these plans was $30.8 million, $31.6 million and $37.2 million in fiscal 2005, 2004 and 2003, respectively.

20.  BUSINESS SEGMENTS AND RELATED INFORMATION

The company’s operations are organized into three reporting segments:  Retail Products, Foodservice Products and Food Ingredients.  The Retail Products reporting segment includes branded foods which are sold in various retail channels and include frozen, refrigerated and shelf-stable temperature classes.  The Foodservice Products reporting segment includes branded and customized food products, including meals, entrees, prepared potatoes, meats, seafood, sauces and a variety of custom-manufactured culinary products packaged for sale to restaurants and other foodservice establishments. The Food Ingredients reporting segment includes both branded and commodity food ingredients, including milled grain ingredients, seasonings, blends and flavorings, which are sold to food processors, as well as certain commodity trading, sourcing and merchandising operations.

The company’s fiscal year ends the last Sunday in May.  The fiscal years for the consolidated financial statements presented consist of a 52-week period for fiscal year 2005, a 53-week period for fiscal year 2004 and a 52-week period for fiscal year 2003.  The estimated impact on the company’s results of operations due to the extra week in fiscal 2004 is additional net sales of approximately $281 million and additional segment operating profit of approximately $41 million.

On September 19, 2002 (during the company’s second quarter of fiscal 2003), the company sold a controlling interest in its fresh beef and pork operations to a joint venture led by outside investors.  As a result, the Meat Processing reporting segment information included beef and pork operating activity for fiscal 2003, but no activity for fiscal 2004 and 2005.  Fiscal 2003 activity includes the settlement of an insurance claim related to a fire at a beef plant previously owned by the company in Garden City, Kansas.  The insurance proceeds represented a recovery for the loss of facilities, inventory and related items.  As a result of the settlement, the company recognized approximately $50 million in increased operating profit within the Meat Processing reporting segment for fiscal 2003.

Intersegment sales have been recorded at amounts approximating market.  Operating profit for each segment is based on net sales less all identifiable operating expenses.  General corporate expense, net interest expense, equity method investment earnings (loss) and income taxes have been excluded from segment operations.

During fiscal 2004, the company divested a minority share in a venture, receiving approximately $31.4 million.  The company recognized a gain of approximately $21.2 million upon the divestiture, which is recognized as a reduction of corporate expenses.

Operating profit for fiscal 2005 at the Retail Products segment includes a $17.0 million benefit for favorable legal settlements partially offset by a $10.0 million charge for an impairment of a brand and related assets.

Operating profit for fiscal 2005 at the Foodservice Products segment includes a $10.0 million casualty loss from a fire at a production facility.

Operating profit for fiscal 2005 at the Food Ingredients segment includes a $15.0 million charge for the impairment of a manufacturing facility.

	2005	2004	2003
Sales to unaffiliated customers
Retail Products	$8,669.1	$8,434.1	$8,668.1
Foodservice Products	3,227.3	3,274.1	3,192.4
Food Ingredients	2,670.5	2,373.6	2,204.4
Meat Processing	—	—	2,468.7
Total	$14,566.9	$14,081.8	$16,533.6

Intersegment sales
Retail Products	$19.9	$27.8	$35.8
Foodservice Products	68.7	52.1	14.6
Food Ingredients	215.6	332.8	560.9
Meat Processing	—	—	184.7
	304.2	412.7	796.0
Intersegment elimination	(304.2)	(412.7)	(796.0)
Total	$—	$—	$—

Sales
Retail Products	$8,689.0	$8,461.9	$8,703.9
Foodservice Products	3,296.0	3,326.2	3,207.0
Food Ingredients	2,886.1	2,706.4	2,765.3
Meat Processing	—	—	2,653.4
Intersegment elimination	(304.2)	(412.7)	(796.0)
Total net sales	$14,566.9	$14,081.8	$16,533.6

Operating profit
Retail Products	$1,129.3	$1,218.0	$1,298.0
Foodservice Products	277.1	324.6	370.6
Food Ingredients	263.1	196.6	125.1
Meat Processing	—	—	99.4
Total operating profit	1,669.5	1,739.2	1,893.1

General corporate expenses	402.2	351.9	406.8
Gain on sale of Pilgrim’s Pride Corporation common stock	185.7	—	—
Interest expense, net	295.0	274.9	274.7
Income tax expense	470.0	428.8	445.7
Equity method investment earnings (loss)	(24.9)	43.5	46.2
Income from continuing operations before cumulative effect of changes in accounting	663.1	727.1	812.1
Income (loss) from discontinued operations, net of tax	(21.6)	97.3	(52.2)
Cumulative effect of changes in accounting, net of tax	—	(13.1)	3.9
Net income	$641.5	$811.3	$763.8

	2005	2004	2003
Identifiable assets
Retail Products	$7,448.0	$7,483.0	$7,081.8
Foodservice Products	1,625.4	1,576.5	1,534.4
Food Ingredients	2,017.6	2,193.5	1,947.5
Meat Processing	—	—	386.7
Corporate	1,667.4	2,687.5	1,971.3
Discontinued operations	33.3	281.7	2,197.0
Total	$12,791.7	$14,222.2	$15,118.7

Additions to property, plant and equipment
Retail Products	$179.3	$228.7	$263.1
Foodservice Products	85.2	48.4	42.1
Food Ingredients	47.7	36.6	31.5
Meat Processing	—	—	7.9
Corporate	141.2	34.9	25.2
Total	$453.4	$348.6	$369.8

Depreciation and amortization
Retail Products	$194.4	$213.2	$203.6
Foodservice Products	57.6	53.5	60.4
Food Ingredients	43.8	44.9	52.6
Meat Processing	—	—	21.6
Corporate	55.1	33.8	30.7
Total	$350.9	$345.4	$368.9

The operations of the company are principally in the United States.  Operations outside of the United States are worldwide with no single foreign country or geographic region being significant to consolidated operations.  Foreign net sales were $1.3 billion, $1.3 billion and $1.5 billion in fiscal 2005, 2004 and 2003, respectively.  Net sales are attributed to countries based on location of the customer.  The company’s long-lived assets located outside of the United States are not significant.

The company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 11% of consolidated net sales for fiscal 2005, primarily in the Retail Products segment.

21.  QUARTERLY FINANCIAL DATA (Unaudited)

	2005				2004
(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales [1]	$3,383.2	$4,009.1	$3,468.2	$3,706.4	$3,121.5	$3,691.3	$3,425.9	$3,843.1
Gross profit [1]	682.9	901.0	772.2	745.9	682.4	899.6	800.6	823.1
Income before cumulative effect of changes in accounting	134.7	239.6	165.3	101.9	169.6	268.8	216.7	169.3
Income from continuing operations[1]	132.4	245.6	182.4	102.7	129.3	236.9	204.3	156.6
Income (loss) from discontinued operations[1]	2.3	(6.0)	(17.1)	(0.8)	40.3	31.9	12.4	12.7
Cumulative effect of changes in accounting	—	—	—	—	(11.7)	—	(1.4)	—
Net income	$134.7	$239.6	$165.3	$101.9	$157.9	$268.8	$215.3	$169.3

Earnings per share[2]:
Basic earnings per share
Income from continuing operations[1]	$0.26	$0.48	$0.35	$0.20	$0.24	$0.45	$0.39	$0.30
Income (loss) from discontinued operations[1]	—	(0.01)	(0.03)	—	0.08	0.06	0.02	0.02
Cumulative effect of changes in accounting	—	—	—	—	(0.02)	—	—	—
Net income	$0.26	$0.47	$0.32	$0.20	$0.30	$0.51	$0.41	$0.32
Diluted earnings per share
Income from continuing operations[1]	$0.26	$0.47	$0.35	$0.20	$0.24	$0.45	$0.38	$0.30
Income (loss) from discontinued operations[1]	—	(0.01)	(0.03)	—	0.08	0.06	0.02	0.02
Cumulative effect of changes in accounting	—	—	—	—	(0.02)	—	—	—
Net income	$0.26	$0.46	$0.32	$0.20	$0.30	$0.51	$0.40	$0.32
Dividends declared per common share	$0.2600	$0.2725	$0.2725	$0.2725	$0.2475	$0.2600	$0.2600	$0.2600
Share price:
High	$28.11	$28.13	$30.00	$28.25	$25.41	$24.52	$26.54	$29.34
Low	25.76	25.59	26.62	25.90	21.71	21.15	24.16	25.75

1  Amounts differ from previously filed quarterly reports.  During the fourth quarter of fiscal 2005, the company began to reflect the operations of its specialty meats foodservice business as discontinued operations.  See additional detail in Note 2.

2  Basic and diluted earnings per share are calculated independently for each of the quarters presented.  Accordingly, the sum of the quarterly earnings per share amounts may not agree with the total year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ConAgra Foods, Inc.
Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of ConAgra Foods, Inc.  and subsidiaries (the “Company”) as of May 29, 2005 and May 30, 2004, and the related consolidated statements of earnings, comprehensive income, common stockholders’ equity and cash flows for each of the three fiscal years in the period ended May 29, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ConAgra Foods, Inc. and subsidiaries as of May 29, 2005 and May 30, 2004, and the results of their operations and their cash flows for each of the three fiscal years in the period ended May 29, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its methods of accounting for variable interest entities and asset retirement obligations in 2004 and changed its method of accounting for goodwill and other intangible assets in 2003.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of May 29, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 11, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

/s/ Deloitte & Touche LLP

Omaha, Nebraska
August 11, 2005

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 15, 2005, the Audit Committee of the Board of Directors of ConAgra Foods, Inc. determined it will dismiss Deloitte & Touche LLP (“Deloitte & Touche”) as the company’s independent registered public accounting firm effective August 11, 2005, coinciding with the completion of the audit for the company’s fiscal year ended May 29, 2005.

During the 2004 and 2005 fiscal years, there were no disagreements with Deloitte & Touche on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Deloitte & Touche’s satisfaction, would have caused Deloitte & Touche to make reference to the subject matter of the disagreement in connection with its report on the company’s consolidated financial statements for such years.

There were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K except for a material weakness in internal control with respect to accounting for income taxes as reported by the company in its Annual Report to Stockholders for the fiscal year ended May 29, 2005, incorporated herein by reference.

On July 15, 2005, the Audit Committee approved the engagement of KPMG LLP (“KPMG”) to audit the Company’s financial statements for the fiscal year ending May 28, 2006.

During the 2004 and 2005 fiscal years, and through July 15, 2005 the company has not consulted with KPMG with respect to any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of May 29, 2005. Based on that evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weakness in internal control discussed below, the company’s disclosure controls and procedures were not effective as of May 29, 2005.

During fiscal 2005, the company systematically conducted reviews of financial controls as part of its Sarbanes-Oxley 404 certification process and in connection with pending tax audits, as well as part of operational improvement efforts by new financial management.  During the third and fourth quarters, those reviews resulted in the discovery of errors related to accounting for income taxes in previously reported amounts.  To correct the errors discovered as a part of that process, and as announced in its Form 8-K filed with the SEC on March 24, 2005, the company restated financial statements for the periods covered in its Form 10-K for the fiscal year ended May 30, 2004 and the Forms 10-Q for the first two quarters of fiscal 2005.  In connection with those restatements, the company concluded that a material weakness in internal control over accounting for income taxes existed as of February 27, 2005.  A material weakness in internal control is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by the company.  The principal factors contributing to the material weakness in accounting for income taxes were (1) inadequate levels of staffing and technical expertise within the company’s tax department, (2) insufficient or ineffective tax-related review and approval practices, (3) inadequate processes to establish and effectively reconcile income tax accounts, and (4) inadequate analysis and application of “tax planning strategies” pursuant to SFAS No. 109.

Changes in Internal Control over Financial Reporting and Remediation Plans

Progress has been made in implementing management’s remediation plans including reorganization of the tax department, hiring of a new Vice President of Tax and other tax and tax accounting professionals, design of enhanced control processes over accounting for income taxes, implementation of certain enhanced control processes over accounting for income taxes, including general ledger account reconciliation processes, implementation of dual review procedures, and engagement of third party tax specialists to provide additional quality assurance.

In connection with the company’s overall assessment of its internal control over financial reporting, the company has evaluated the effectiveness of its internal control over accounting for income taxes as of May 29, 2005, and has concluded that, while progress has been made in implementing management’s remediation plans, the material weakness in internal controls with respect to accounting for income taxes was not remediated as of May 29, 2005.  The company’s management believes that further additions to its tax staff are necessary and further enhancements and refinements to its processes are necessary in order to remediate the material weakness.  The company will continue implementing management’s remediation plans and will monitor the improvements in the controls over accounting for income taxes to ensure remediation of the material weakness.

Except for changes related to the material weakness described above, there has been no change during the company’s fiscal quarter ended May 29, 2005 in the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of ConAgra Foods is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. ConAgra Foods’

internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. ConAgra Foods’ internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of ConAgra Foods; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of ConAgra Foods are being made only in accordance with the authorization of management and directors of ConAgra Foods; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of ConAgra Foods’ assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of the changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2, a material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected.

With the participation of ConAgra Foods’ Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of ConAgra Foods’ internal control over financial reporting as of May 29, 2005.  In making this assessment, management used criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management determined that a material weakness related to accounting for income taxes existed as of May 29, 2005.

In connection with the company’s overall assessment of its internal control over financial reporting, the company has evaluated the effectiveness of its internal control over accounting for income taxes as of May 29, 2005, and has concluded that a material weakness in internal controls with respect to accounting for income taxes existed as of May 29, 2005.   Management’s conclusion that the material weakness in accounting for income taxes existed as of May 29, 2005 was based on the following three factors: (1) inadequate levels of staffing and technical expertise within the company’s tax department, (2) insufficient or ineffective tax-related review and approval practices, and (3) inadequate processes to establish and effectively reconcile income tax accounts.  These deficiencies, in the aggregate, were determined to be a material weakness.  Due to the misstatements which resulted in the restatement of the Company’s previously issued 2002, 2003, and 2004 annual financial statements and its quarterly financial statements for the first two quarters of fiscal 2005 and the potential for additional misstatements from this material weakness, there is more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected.  As a result of the aforementioned material weakness, management has concluded that its internal control over financial reporting was not effective as of May 29, 2005.

Management’s assessment of the effectiveness of ConAgra Foods’ internal control over financial reporting as of May 29, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm.  Their report below expresses an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of ConAgra Foods’ internal control over financial reporting as of May 29, 2005, due to the material weakness.

/s/ Bruce Rohde	/s/ Frank S. Sklarsky

Bruce Rohde	Frank S. Sklarsky
Chairman and Chief Executive Officer	Executive Vice President, Chief Financial Officer
August 11, 2005	August 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ConAgra Foods, Inc.
Omaha, Nebraska

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting that ConAgra Foods, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of May 29, 2005, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The following material weakness has been identified and included in management’s assessment:  the Company did not maintain adequate controls over accounting for income taxes.  The deficiencies identified related to accounting for income taxes were (1) inadequate levels of staffing and technical expertise within the Company’s tax department, (2) insufficient or ineffective tax-related review and approval practices, and (3) inadequate processes to establish and effectively reconcile income tax accounts.  These deficiencies in the aggregate were determined to be a material weakness.  The material weakness resulted in errors related to accounting for income taxes in previously reported amounts which resulted in the restatement of the Company’s previously issued 2002, 2003, and 2004 annual financial statements and its quarterly financial statements for the first two quarters of fiscal 2005.  Due to the misstatements which resulted in the restatement of the Company’s financial statements and the potential for additional misstatements from this material weakness, there is more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected.  This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended May 29, 2005, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of May 29, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of May 29, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended May 29, 2005, of the Company and our reports dated August 11, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Omaha, Nebraska
August 11, 2005

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to “Corporate Governance,” “Board of Directors and Election,” “Section 16(a) Beneficial Ownership Reporting Compliance” and the first paragraph of “Audit Committee” in the company’s 2005 Proxy Statement.  Information concerning Executive Officers of the company is included in Part I above.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference to (i) ”Executive Compensation” through “Benefit Plans, Retirement Programs and Employment Agreements” in the company’s 2005 Proxy Statement, and (ii) information on director compensation in “Director Compensation and Transactions” in the company’s 2005 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to “Voting Securities Owned by Certain Beneficial Owners” and “Voting Securities Owned by Executive Officers and Directors” of the company’s 2005 Proxy Statement.

Equity Compensation Plan Information

The following table gives information about ConAgra Foods common stock that may be issued upon the exercise of options, warrants and rights under existing equity compensation plans as of May 29, 2005.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	27,777,969	24.7053	13,864,557

Equity compensation plans not approved by security holders	—	—	—

Total	27,777,969	24.7053	13,864,557

(1) This table does not include outstanding options for 80,873 shares at a weighted average exercise price of $10.4628 per share; these options were assumed in connection with two acquisitions in fiscal 1999 and 2001.  No additional awards can be granted under the plans that originally issued these options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to (i) “Director Compensation and Transactions” in the company’s 2005 Proxy Statement, and (ii) the last two paragraphs of “Benefit Plans, Retirement Programs and Employment Agreements” in the company’s 2005 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference to “Ratification of Appointment of Independent Auditors” in the company’s 2005 Proxy Statement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)  List of documents filed as part of this report:

1.     Financial Statements

All financial statements of the company as set forth under Item 8 of this report on Form 10-K.

2.     Financial Statement Schedules

Schedule Number	Description	Page Number

S-II	Valuation and Qualifying Accounts	84
	Report of Independent Registered Public Accounting Firm	85

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements, notes thereto.

3.     Exhibits

All exhibits as set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ConAgra Foods, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of August, 2005.

ConAgra Foods, Inc.

/s/ BRUCE C. ROHDE
Bruce C. Rohde
Chairman, Chief Executive Officer and President

/s/ FRANK S. SKLARSKY
Frank S. Sklarsky
Executive Vice President, Chief Financial Officer

/s/ JOHN F. GEHRING
John F. Gehring
Senior Vice President and Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 11th day of August, 2005.

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

By:
/s/ BRUCE C. ROHDE
Bruce C. Rohde
Attorney-In-Fact

Schedule II

CONAGRA FOODS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

For the Fiscal Years ended May 29, 2005, May 30, 2004 and May 25, 2003

(in millions)

		Additions (Deductions)
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other		Deductions from Reserves		Balance at Close of Period

Year ended May 29, 2005 Allowance for doubtful receivables	$26.2	3.5	5.0	(2)	4.0	(1)	$30.7
Year ended May 30, 2004 Allowance for doubtful receivables	$33.0	10.7	(1.7	)(2)	15.8	(1)	$26.2
Year ended May 25, 2003 Allowance for doubtful receivables	$42.8	7.5	(0.8	)(2)	16.5	(1)	$33.0

(1)	Bad debts charged off, less recoveries.

(2)	Changes to reserve accounts related primarily to acquisitions and dispositions of businesses and foreign currency translation adjustments.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ConAgra Foods, Inc.
Omaha, Nebraska

We have audited the consolidated financial statements of ConAgra Foods, Inc. and subsidiaries (the “Company”) as of May 29, 2005 and May 30, 2004, and for each of the three fiscal years in the period ended May 29, 2005 and have issued our report thereon dated August 11, 2005 (which report expressed an unqualified opinion and includes an explanatory paragraph relating to changes in methods of accounting for variable interest entities and asset retirement obligations in 2004 and goodwill and other intangible assets in 2003) and we have audited management’s assessment of the effectiveness of internal control over financial reporting as of May 29, 2005 and the effectiveness of the Company’s internal control over financial reporting as of May 29, 2005 and have issued our report thereon dated August 11, 2005 (which report expresses an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness); such consolidated financial statements and related report are included elsewhere in this Form 10-K.  Our audits also included the consolidated financial statement schedule of ConAgra Foods, Inc. and subsidiaries listed in Item 15.  This consolidated financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Omaha, Nebraska
August 11, 2005

EXHIBIT INDEX

Number	Description	Page No.

3.1	ConAgra Foods’ Certificate of Incorporation, as amended	87
3.2	ConAgra Foods’ Bylaws, as amended, incorporated herein by reference to Exhibit 3.1 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended February 24, 2002
10.1	Form of Agreement between ConAgra Foods and its executives incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 25, 2003
10.2	ConAgra Foods Non-Qualified CRISP Plan, incorporated herein by reference to Exhibit 10.3 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 30, 2004
10.3

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

10.6	ConAgra Foods 1990 Stock Plan	118
10.7	ConAgra Foods 1995 Stock Plan	127
10.8	ConAgra Foods 2000 Stock Plan	134
10.9

Amendment dated May 2, 2002 to ConAgra Foods Stock Plans and other Plans incorporated herein by reference to Exhibit 10.10 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 26, 2002

10.10	ConAgra Foods Directors’ Unfunded Deferred Compensation Plan incorporated herein by reference to Exhibit 10.10 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 27, 2001
10.11	Form of Stock Option Agreement incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended August 29, 2004
10.12

Employment Agreement and amendments thereto between ConAgra Foods and Bruce C. Rohde incorporated herein by reference to Exhibit 10.13 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 26, 2002

10.13	Summary of Employment Terms between ConAgra Foods and Frank S. Sklarsky	141
10.14

Directors and Named Executive Officers Compensation information incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ Current Report on Form 8-K dated July 8, 2005 and Exhibit 10.1 of ConAgra Foods’ Current Report on Form 8-K dated July 25, 2005

10.15	ConAgra Foods 2004 Executive Incentive Plan, incorporated herein by reference to Exhibit 10.18 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 30, 2004
12	Statement regarding computation of ratio of earnings to fixed charges	142
21	Subsidiaries of ConAgra Foods	143
23	Consent of Deloitte & Touche LLP	144
24	Powers of Attorney	145
31.1	Section 302 Certificate	157
31.2	Section 302 Certificate	158
32.1	Section 906 Certificates	159

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