Form 10-Q
period 2005-08-28
CONAGRA FOODS INC /DE/
filed 2005-10-07
CIK 23217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 28, 2005

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

Yes   ☒                  No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes   ☐                  No   ☒

Number of shares outstanding of issuer’s common stock, as of September 23, 2005, was 518,914,830.

Part I – Financial Information

Item 1.  Condensed Consolidated Financial Statements

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions except per share amounts)

(unaudited)

	Thirteen weeks ended
	August 28, 2005	August 29, 2004
Net sales	$3,362.9	$3,383.2
Costs and expenses:
Cost of goods sold	2,635.4	2,700.4
Selling, general and administrative expenses	434.0	410.1
Interest expense, net	68.1	73.4
Gain on sale of Pilgrim’s Pride Corporation common stock	329.4	—

Income from continuing operations before income taxes and equity method investment earnings (loss)	554.8	199.3
Income tax expense	193.6	81.0
Equity method investment earnings (loss)	(13.9)	14.1

Income from continuing operations	347.3	132.4

Income from discontinued operations, net of tax	4.8	2.3

Net income	$352.1	$134.7

Earnings per share – basic
Income from continuing operations	$0.67	$0.26
Income from discontinued operations	0.01	—
Net income	$0.68	$0.26

Earnings per share – diluted
Income from continuing operations	$0.67	$0.26
Income from discontinued operations	0.01	—
Net income	$0.68	$0.26

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(unaudited)

	Thirteen weeks ended
	August 28, 2005	August 29, 2004
Net income	$352.1	$134.7

Other comprehensive income (loss):
Net derivative adjustment, net of tax	28.7	(24.4)
Unrealized gain (loss) on available-for-sale securities, net of tax:
Unrealized holding gains (losses) arising during the period	(19.8)	0.2
Less: reclassification adjustment for gains included in net income	(95.3)	—
Currency translation adjustment	(0.1)	9.4

Comprehensive income	$265.6	$119.9

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(dollars in millions)

(unaudited)

	August 28, 2005	May 29, 2005	August 29, 2004
ASSETS
Current assets
Cash and cash equivalents	$501.4	$207.6	$369.8
Receivables, less allowance for doubtful accounts of $31.7, $30.7 and $28.2	1,286.8	1,292.0	1,322.9
Inventories	2,756.3	2,614.5	2,584.9
Prepaid expenses and other current assets	736.9	631.3	547.9
Current assets of discontinued operations	8.5	29.4	257.6
Total current assets	5,289.9	4,774.8	5,083.1

Property, plant and equipment	5,764.1	5,735.6	5,674.6
Less accumulated depreciation	(2,929.6)	(2,887.3)	(2,805.9)
Property, plant and equipment, net	2,834.5	2,848.3	2,868.7

Goodwill	3,794.0	3,797.7	3,791.2
Brands, trademarks and other intangibles, net	819.3	819.7	826.4
Other assets	444.4	798.4	1,564.9
Noncurrent assets of discontinued operations	0.4	3.9	54.9
	$13,182.5	$13,042.8	$14,189.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable	$10.8	$8.5	$22.4
Current installments of long-term debt	119.1	117.3	366.9
Accounts payable	926.9	818.4	863.4
Advances on sales	128.8	149.6	103.0
Accrued payroll	194.3	272.4	175.4
Other accrued liabilities	1,341.5	1,263.3	1,420.3
Current liabilities of discontinued operations	4.2	10.2	181.0
Total current liabilities	2,725.6	2,639.7	3,132.4

Senior long-term debt, excluding current installments	3,943.5	3,949.1	4,887.1
Subordinated debt	400.0	400.0	400.3
Other noncurrent liabilities	1,121.9	1,194.6	1,154.8
Total liabilities	8,191.0	8,183.4	9,574.6
Commitments and contingencies (Note 10)
Common stockholders’ equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 566,063,997, 565,942,765 and 565,886,206	2,830.3	2,829.7	2,829.4
Additional paid-in capital	755.2	761.6	754.5
Retained earnings	2,649.0	2,438.1	2,351.6
Accumulated other comprehensive income (loss)	(42.5)	44.0	5.1
Less treasury stock, at cost, 47,385,348, 47,841,291 and 51,599,271 common shares	(1,196.7)	(1,209.3)	(1,311.1)
	4,995.3	4,864.1	4,629.5
Less unearned restricted stock and common shares held in Employee Equity Fund (0, 0, and 373,601)	(3.8)	(4.7)	(14.9)
Total common stockholders’ equity	4,991.5	4,859.4	4,614.6
	$13,182.5	$13,042.8	$14,189.2

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Thirteen weeks ended
	August 28, 2005	August 29, 2004
Cash flows from operating activities:
Net income	$352.1	$134.7
Income from discontinued operations	4.8	2.3
Income from continuing operations	347.3	132.4
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	88.5	87.7
Gain on sale of Pilgrim’s Pride Corporation common stock, pretax (see Note 2)	(329.4)	—
Loss on sale of fixed assets	0.1	—
Undistributed earnings of affiliates	(3.4)	(11.1)
Non-cash impairments	19.4	—
Other items (includes pension and other postretirement benefits)	(2.8)	1.6
Change in operating assets and liabilities before effects of business dispositions:
Accounts receivable	2.8	(22.1)
Inventory	(141.9)	(68.4)
Prepaid expenses and other current assets	(76.9)	(59.6)
Accounts payable and advances on sales	87.8	(110.8)
Other accrued liabilities	3.2	202.1
Net cash flows from operating activities – continuing operations	(5.3)	151.8
Net cash flows from operating activities – discontinued operations	10.1	4.1
Net cash flows from operating activities	4.8	155.9

Cash flows from investing activities:
Additions to property, plant and equipment	(70.6)	(105.2)
Sale of Pilgrim’s Pride Corporation common stock	482.4	—
Sale of plant and equipment	6.4	8.3
Notes receivable and other items	(1.7)	1.7
Net cash flows from investing activities – continuing operations	416.5	(95.2)
Net cash flows from investing activities – discontinued operations	13.1	29.8
Net cash flows from investing activities	429.6	(65.4)

Cash flows from financing activities:
Net short-term borrowings	2.3	(8.2)
Repayment of long-term debt	(8.9)	(17.8)
Repurchase of ConAgra Foods common shares	—	(181.4)
Cash dividends paid	(141.0)	(135.5)
Proceeds from exercise of employee stock options	7.3	12.2
Other items	(0.3)	(0.3)
Net cash flows from financing activities – continuing operations	(140.6)	(331.0)
Net cash flows from financing activities – discontinued operations	—	1.7
Net cash flows from financing activities	(140.6)	(329.3)

Net change in cash and cash equivalents	293.8	(238.8)
Cash and cash equivalents at beginning of period	207.6	608.6
Cash and cash equivalents at end of period	$501.4	$369.8

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 28, 2005

(columnar dollars in millions except per share amounts)

1.              Summary of Significant Accounting Policies

The unaudited financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented.  The adjustments are of a normal recurring nature, except as otherwise noted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the ConAgra Foods, Inc. (the “company”) fiscal 2005 annual report on Form 10-K.

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

For the Thirteen Weeks ended August 28, 2005

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

	Thirteen weeks ended
	August 28, 2005	August 29, 2004
Net income, as reported	$352.1	$134.7
Add: Stock-based employee compensation included in reported net income, net of related tax effects	2.6	3.6
Deduct: Total stock-based compensation expense determined under fair value based method, net of related tax effects	(5.3)	(7.8)
Pro forma net income	$349.4	$130.5

Earnings per share:
Basic earnings per share – as reported	$0.68	$0.26
Basic earnings per share – pro forma	$0.67	$0.25

Diluted earnings per share – as reported	$0.68	$0.26
Diluted earnings per share – pro forma	$0.67	$0.25

Comprehensive Income – Comprehensive income includes net income, currency translation adjustments, certain derivative-related activity, changes in the value of available-for-sale investments and changes, if any, in the minimum pension liability.  The company generally deems its foreign investments to be permanent in nature and does not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars.  When the company determines that a foreign investment is no longer permanent in nature, estimated taxes are provided for the related deferred tax liability (asset), if any, resulting from currency translation adjustments.

The following details the income tax expense (benefit) on components of other comprehensive income (loss):

	Thirteen weeks ended
	August 28, 2005	August 29, 2004
Net derivative adjustment	$16.5	$(14.9)
Unrealized gains (losses) on available-for-sale securities	(11.6)	0.1
Less: reclassification adjustment for gains included in net income	(54.8)	—
	$(49.9)	$(14.8)

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 28, 2005

(columnar dollars in millions except per share amounts)

Reclassifications – Certain reclassifications have been made to prior year amounts to conform to current year classifications.  The company has reclassified the fair value of certain derivative contracts for which it does not have the legal right of offset, which had previously been presented on a net basis, to a gross presentation within prepaid expenses and other current assets and other accrued liabilities.  This change in presentation resulted in an increase to both prepaid expenses and other current assets and other accrued liabilities of $164.1 million, $251.1 million, and $175.3 million as of August 28, 2005, May 29, 2005, and August 29, 2004, respectively.

Recently Issued Accounting Pronouncements – In December 2004, the FASB issued Statement No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment. SFAS No. 123R will require the company to measure the cost of all employee stock-based compensation awards based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award).  Accordingly, the adoption of SFAS No. 123R will have an impact on the company’s results of operations, although it will have no impact on the company’s overall financial position.  SFAS No. 123R is effective beginning in the company’s first quarter of fiscal 2007. Management is currently evaluating the impact that the adoption of this statement will have on the company’s consolidated results of operations and cash flows.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4.  SFAS No. 151 amends the guidance in ARB No. 43, Inventory Pricing, for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), requiring that those items be recognized as current-period expenses.  This statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The statement is effective for inventory costs incurred beginning in the company’s fiscal 2007.  Management is currently evaluating the impact that the adoption of this statement will have on the company’s consolidated financial position and results of operations.

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

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143 (“FIN 47”).  FIN 47 clarifies that the term “conditional asset retirement obligation”, as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement.  Thus, the timing and (or) method of settlement may be conditional on a future event.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.  The statement must be applied by the end of fiscal 2006.  Management does not expect this

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 28, 2005

(columnar dollars in millions except per share amounts)

statement to have a material impact on the company’s consolidated financial position or results of operations.

Use of Estimates – Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions.  These estimates and assumptions affect reported amounts of assets, liabilities, revenues and expenses as reflected in the financial statements.  Actual results could differ from these estimates.

2.              Discontinued Operations and Divestitures

Chicken Business Divestiture

In November 2003, the company completed the sale of its chicken business to Pilgrim’s Pride Corporation (the “chicken business divestiture”).  A portion of the proceeds from this divestiture was in the form of 25.4 million shares of Pilgrim’s Pride Corporation common stock initially valued at $246.1 million.  The fair value of the Pilgrim’s Pride common stock was based on an independent valuation as of the date of the transaction and was reflective of the common stock’s trading restrictions.

During the third quarter of fiscal 2005, the company sold ten million shares of the Pilgrim’s Pride Corporation common stock for $282.5 million, resulting in a pre-tax gain of $185.7 million and a net-of-tax reclassification from accumulated other comprehensive income of $115.2 million.

During the first quarter of fiscal 2006, the company sold the remaining 15.4 million shares of the Pilgrim’s Pride Corporation common stock for $482.4 million, resulting in a pre-tax gain of $329.4 million ($209.3 million after tax) and a net-of-tax reclassification from accumulated other comprehensive income of $95.3 million.  The following table provides details of the gain recognized in the first quarter of fiscal 2006:

Amounts included in accumulated other comprehensive income at May 29, 2005 for 6.96 million shares classified as available-for-sale	$180.5
Reduction in value (including sales commission) associated with shares classified as available-for-sale from May 29, 2005 to August 3, 2005	(34.0)
Gain realized on the additional 8.48 million shares not classified as available-for-sale	182.9
Total pre-tax gain	$329.4

UAP North America and UAP International Divestitures

In the fourth quarter of fiscal 2005, the company completed the disposition of the remaining businesses of its Agricultural Products segment (“UAP International”).  The company reflects the results of the Agricultural Products segment as discontinued operations for all periods presented.

Portuguese Poultry Divestiture

The company completed the sale of the Portuguese poultry business for cash proceeds of $3.6 million in the first quarter of fiscal 2005.  The company removed the results of this business from the Food Ingredients reporting segment and reflects the results of this business as discontinued operations for all periods presented.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 28, 2005

(columnar dollars in millions except per share amounts)

Specialty Meats Divestiture

In the fourth quarter of fiscal 2005, the company implemented a plan to exit the specialty meats foodservice business.  The company closed a manufacturing facility in Alabama, sold its operations in California and, in the first quarter of fiscal 2006, completed the sale of its operations in Illinois.  Upon the sale of the Illinois operations, the company has no remaining specialty meats foodservice operations.  Accordingly, the company removed the results of these businesses from the Foodservice Products reporting segment and reflects the results of these businesses as discontinued operations for all periods presented.

The company recorded charges in the third and fourth quarters of fiscal 2005, reducing the carrying values of the assets at the Alabama and Illinois facilities to their expected salvage values.  During the first quarter of fiscal 2006, the company sold these facilities and recognized pre-tax gains within results of discontinued operations totaling approximately $6 million.

Fresh Beef and Pork Divestitures

In September 2002, the company sold a controlling interest in its fresh beef and pork operations to a joint venture led by Hicks, Muse, Tate & Furst Incorporated (“Hicks Muse”).  The fresh beef operations sold to the joint venture included a beef processing business as well as a cattle feeding business.  The company reported its share of the earnings associated with its minority ownership of the joint venture as equity method investment earnings.  The company sold its remaining minority interest investment in the fresh beef and pork business (“Swift Foods”) to Hicks Muse in September 2004.  Due to the purchase price of the cattle feeding business being entirely financed by the company, the legal divestiture of the cattle feeding operation was not recognized as a divestiture for accounting purposes, and the assets, liabilities and results of operations of the cattle feeding business were reflected in the company’s financial statements prior to October 15, 2004.  Beginning September 24, 2004, following orderly liquidation of the cattle feeding business, the assets, liabilities and results of operations, including the gain on sale, of the cattle feeding business are classified as discontinued operations.

The company continues to hold subordinated notes in the original principal amount of $150 million plus accrued interest of $38.8 million from Swift Foods.  During the company’s fourth quarter of fiscal 2005, Swift Foods effected changes in its capital structure.  As a result of those changes, the company determined that the fair value of the subordinated notes was impaired.  The company believes this impairment of an available-for-sale security is temporary.  As such, the company has reduced the carrying value of the note by $40.0 million and recorded after-tax charges of $24.9 million in accumulated other comprehensive income.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 28, 2005

(columnar dollars in millions except per share amounts)

Summary results of operations of the former Agricultural Products segment, the chicken business, the Portuguese poultry businesses, the cattle feeding business and the specialty meats foodservice business included within discontinued operations are as follows:

	Thirteen weeks ended
	August 28, 2005	August 29, 2004
Net sales	$16.1	$228.9

Long-lived asset impairment charge	$—	$1.2
Income (loss) from operations of discontinued operations before income taxes	(0.9)	5.7
Net gain from disposal of businesses	6.0	—
Income before income taxes	5.1	4.5
Income tax expense	(0.3)	(2.2)
Income from discontinued operations, net of tax	$4.8	$2.3

The assets and liabilities of the former Agricultural Products segment and the specialty meats foodservice business as of August 28, 2005, May 29, 2005 and August 29, 2004 are as follows:

	August 28, 2005	May 29, 2005	August 29, 2004

Receivables, less allowances for doubtful accounts	$0.9	$0.9	$148.2
Inventories	7.6	28.5	103.8
Prepaid expenses and other current assets	—	—	5.6
Current assets of discontinued operations	$8.5	$29.4	$257.6

Property, plant and equipment, net	$0.4	$3.9	$46.1
Goodwill and other intangibles	—	—	8.0
Other assets	—	—	0.8
Noncurrent assets of discontinued operations	$0.4	$3.9	$54.9

Notes payable	$—	$—	$24.9
Accounts payable	3.1	6.1	123.5
Other accrued liabilities and advances on sales	1.1	4.1	32.6
Current liabilities of discontinued operations	$4.2	$10.2	$181.0

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 28, 2005

(columnar dollars in millions except per share amounts)

3.              Goodwill and Other Identifiable Intangible Assets

Goodwill by reporting segment was as follows:

	August 28, 2005	May 29, 2005	August 29, 2004
Retail Products	$3,474.5	$3,477.7	$3,477.2
Foodservice Products	282.7	283.2	277.2
Food Ingredients	36.8	36.8	36.8
Total	$3,794.0	$3,797.7	$3,791.2

Other identifiable intangible assets were as follows:

	August 28, 2005		May 29, 2005		August 29, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$790.5	$—	$790.5	$—	$798.1	$—
Amortizing intangible assets	42.5	13.7	42.1	12.9	39.0	10.7
	$833.0	$13.7	$832.6	$12.9	$837.1	$10.7

Non-amortizing intangible assets are comprised of the following balances:

	August 28, 2005	May 29, 2005	August 29, 2004
Brands/Trademarks	$769.6	$769.6	$776.5
Pension Intangible Asset	19.5	19.5	20.2
Miscellaneous	1.4	1.4	1.4
Total non-amortizing intangible assets	$790.5	$790.5	$798.1

Amortizing intangible assets, carrying a weighted average life of approximately 16 years, are principally composed of licensing arrangements and customer lists.  Based on amortizing assets recognized in the company’s balance sheet as of August 28, 2005, amortization expense is estimated to be approximately $2.7 million for each of the next five years.

4.              Derivative Financial Instruments

The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities.  As of August 28, 2005, May 29, 2005 and August 29, 2004, the fair value of derivatives recognized within prepaid expenses and other current assets was $506.2 million, $300.2 million and $238.3 million, respectively, while the amount recognized within other accrued liabilities was $182.2 million, $266.9 million and $192.3 million, respectively.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 28, 2005

(columnar dollars in millions except per share amounts)

For the quarters ending August 28, 2005 and August 29, 2004, the ineffectiveness associated with derivatives designated as cash flow and fair value hedges from continuing operations resulted in a gain of $5.6 million and a gain of $0.2 million, respectively.  Hedge ineffectiveness is recognized within net sales, cost of goods sold or interest expense, depending on the nature of the hedge.  The company does not exclude any component of the hedging instrument’s gain or loss when assessing effectiveness.

Generally, the company hedges a portion of its anticipated consumption of certain commodity inputs for periods ranging from 12 to 36 months.  The company may enter into longer-term hedges on particular commodities if deemed appropriate.  As of August 28, 2005, the company had hedged certain portions of its anticipated consumption of commodity inputs through March 2008.

As of August 28, 2005, May 29, 2005 and August 29, 2004, the net deferred gain or loss recognized in accumulated other comprehensive income was a $36.4 million gain, a $7.7 million gain and a $16.3 million loss, net of tax, respectively. The company anticipates a gain of $22.0 million, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings over the next 12 months.  The company anticipates a gain of $14.4 million, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings subsequent to the next 12 months.

In order to reduce exposures related to changes in interest rates, the company may use derivative instruments, including interest rate swaps.  During fiscal 2004, the company closed out all $2.5 billion of its interest rate swap agreements in order to lock-in existing favorable interest rates.  These interest rate swap agreements were previously put in place as a strategy to hedge interest costs associated with long-term debt.  For financial statement and tax purposes the proceeds received upon termination of the interest rate swap agreements is being recognized over the term of the debt instruments originally hedged.

Of the $2.5 billion interest rate swaps closed out in fiscal 2004, $2.0 billion of the interest rate swaps had been used to effectively convert certain of the company’s fixed rate debt into floating rate debt.  These interest rate swaps were accounted for as fair value hedges and resulted in no recognition of ineffectiveness in the statement of earnings as the interest rate swaps’ provisions matched the applicable provisions of the hedged debt.  The remaining $500 million portion of the company’s interest rate swaps was used to hedge certain of the company’s forecasted interest payments on floating rate debt for the period from 2005 through 2011.  These interest rate swaps were accounted for as cash flow hedges with gains and losses deferred in accumulated other comprehensive income.  During the second quarter of fiscal 2005, the company determined it was no longer probable that the related floating rate debt would be issued and therefore the company recognized approximately $13.6 million of additional interest expense associated with this interest rate swap.  The company’s net interest expense was reduced by $4.0 million due to the net impact of interest rate swap agreements in the first quarter of fiscal 2006 and by $14.3 million in the comparable period of fiscal 2005.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 28, 2005

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

The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	Thirteen weeks ended
	August 28, 2005	August 29, 2004
Net income:
Income from continuing operations	$347.3	$132.4
Income from discontinued operations, net of tax	4.8	2.3
Net income	$352.1	$134.7

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	518.1	517.0
Add: Dilutive effect of stock options, restricted stock awards and other dilutive securities	2.4	4.4
Diluted weighted average shares outstanding	520.5	521.4

For the first quarter of fiscal 2006 there were 13.8 million stock options outstanding that were excluded from the computation of shares contingently issuable upon exercise of the stock options because exercise prices exceeded the average market value of common stock during the period.  For the first quarter of fiscal 2005, 7.9 million stock options were excluded from the calculation.

6.              Inventories

The major classes of inventories are as follows:

	August 28, 2005	May 29, 2005	August 29, 2004
Raw materials and packaging	$1,110.6	$1,013.0	$974.8
Work in process	101.3	79.7	101.7
Finished goods	1,393.9	1,382.4	1,317.8
Supplies and other	150.5	139.4	190.6
	$2,756.3	$2,614.5	$2,584.9

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 28, 2005

(columnar dollars in millions except per share amounts)

7.              Cost Reduction Efforts

In fiscal 2004, the company identified specific operating efficiency initiatives as part of an effort to improve the company’s cost structure, margins and competitive position.  As a result of these specific initiatives, the company recognized certain expenses during fiscal 2004 and 2005, including employee termination costs, accelerated depreciation on fixed assets, equipment/employee relocation costs, asset impairments and other related costs.  The company recognized $13.6 million of expenses in the first quarter of fiscal 2005 for these initiatives.  These costs were primarily incurred in the Retail Products segment.

As part of the company’s ongoing efforts to reduce general and administrative expenses, including salaried headcount, during the fourth quarter of fiscal 2005 the company announced it was in the process of eliminating several hundred salaried jobs across the organization and recognized $42.7 million of severance expense primarily within its Retail Products segment and Corporate.  The headcount reductions were largely completed during the first quarter of fiscal 2006.  As of August 28, 2005, $24.8 million was included in other accrued liabilities in the company’s consolidated balance sheet for the settlement of severance costs.  These liabilities are expected to be paid over the next several months.

8.              Plant Closure Charges and Asset Impairments

As a result of a Retail Products plant closure in the first quarter of fiscal 2006, the company recognized pre-tax charges of $6.5 million, primarily for expenses related to severance and accelerated depreciation.

Also during the first quarter of fiscal 2006, the company determined that the carrying value of its investments in two unrelated joint ventures were other than temporarily impaired and therefore recognized pre-tax impairment charges totaling $19.4 million ($17.4 million after tax).  These charges are reflected in equity method investment earnings (loss) in the consolidated statement of earnings.  The extent of the impairments was determined based upon the company’s assessment of the recoverability of its investments based primarily upon the expected proceeds of planned dispositions of the investments.

9.            Income Taxes

In the first quarter of fiscal 2006 and 2005, the company’s income tax expense was $193.6 million and $81.0 million, respectively.  The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately 36% for the first quarter of fiscal 2006 and 38% for the first quarter of fiscal 2005.  The company’s effective tax rate was lower in the first quarter of fiscal 2006 than in the first quarter of fiscal 2005 due to the impact of foreign taxes and related tax credits, increased research and development tax credits, the benefit from the new domestic manufacturing deduction, and a lower effective state income tax rate.

10.       Contingencies

In fiscal 1991, the company acquired Beatrice Company (“Beatrice”).  As a result of the acquisition and the significant pre-acquisition contingencies of the Beatrice businesses and its former subsidiaries, the consolidated post-acquisition financial statements of the company reflect significant liabilities associated with the estimated resolution of these contingencies.  These include various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by the company.  The environmental proceedings include litigation and administrative proceedings involving Beatrice’s status as

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 28, 2005

(columnar dollars in millions except per share amounts)

a potentially responsible party at 31 Superfund, proposed Superfund or state-equivalent sites; these sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants.  Beatrice has paid or is in the process of paying its liability share at 30 of these sites.  Reserves for these matters have been established based on the company’s best estimate of its undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of Beatrice and other potentially responsible parties and its experience in remediating sites.  The reserves for Beatrice environmental matters totaled $109.6 million as of August 28, 2005, a majority of which relates to the Superfund and state equivalent sites referenced above.  Expenditures for these matters are expected to occur over a period of 5 to 20 years.

In certain limited situations, the company will guarantee an obligation of an unconsolidated entity.  Currently, the company guarantees certain obligations primarily associated with leases entered into by certain of its equity method investees and the divested fresh beef and pork business.  Under these arrangements, the company is obligated to perform under these leases (i.e., make the lease payments) should the primary obligor be unable to perform.  Most of these guarantees resulted from the company’s fresh beef and pork divestiture.  The leases have terms not exceeding 10 years and the maximum amount of future payments the company has guaranteed is approximately $44.2 million as of August 28, 2005.  The company has also assigned a hog purchase contract to the beef and pork business which has indemnified the company for all liabilities under the contract.  The company has, however, guaranteed the performance of the fresh beef and pork business with respect to the hog purchase contract.  The hog purchase contract requires the fresh beef and pork business to purchase a minimum of approximately 1.2 million hogs annually through 2014.  The contract stipulates minimum price commitments, based in part on market prices and, in certain circumstances, also includes price adjustments based on certain inputs.

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

The company is currently conducting discussions with the SEC Staff regarding a possible settlement of these matters.  Based on discussions to date, the company estimates the amount of such settlement and related payments to be approximately $46.5 million.  The company recorded charges of $25 million and $21.5 million in fiscal 2004 and the third quarter of fiscal 2005, respectively, in connection with the expected settlement of these matters.  There can be no assurance that the negotiations with the SEC Staff will ultimately be successful or that the SEC will accept the terms of any settlement that is negotiated with the SEC Staff.  Accordingly, the terms of any settlement, if reached, could result in charges greater than the amount currently estimated and recognized in the company’s financial statements.

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

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 28, 2005

(columnar dollars in millions except per share amounts)

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

Components of pension benefit and other postretirement benefit costs are:

	Pension		Other Postretirement
	Thirteen weeks ended		Thirteen weeks ended
	August 28, 2005	August 29, 2004	August 28, 2005	August 29, 2004
Service cost	$15.9	$14.7	$0.6	$1.0
Interest cost	31.4	30.8	5.3	7.4
Expected return on plan assets	(32.4)	(32.8)	(0.1)	(0.1)
Amortization of prior service cost	0.7	0.6	(3.2)	(0.2)
Amortization of transition amount	—	(0.1)	—	—
Recognized net actuarial loss	4.7	2.6	2.0	1.9
Benefit cost – company plans	20.3	15.8	4.6	10.0
Pension benefit cost – multi-employer plans	2.0	2.3	—	—
Total benefit cost	$22.3	$18.1	$4.6	$10.0

During the thirteen weeks ended August 28, 2005, the company contributed $24.0 million to the pension plans and contributed $14.0 million to the company’s other postretirement plans.  The company anticipates making further contributions of approximately $7 million to its pension plans for the remainder of fiscal 2006. The company anticipates making further contributions in a range of $31 million to $36 million to its other postretirement plans during the remainder of fiscal 2006.  These estimates are based on current tax laws, plan asset performance and liability assumptions, which are subject to change.

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

Intersegment sales have been recorded at amounts approximating market.  Operating profit for each segment is based on net sales less all identifiable operating expenses.  General corporate expense, gain on

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 28, 2005

(columnar dollars in millions except per share amounts)

sale of Pilgrim’s Pride Corporation common stock, net interest expense, equity method investment earnings (loss) and income taxes have been excluded from segment operations.

Operating profit for the first quarter of fiscal 2006 at the Retail Products segment includes a $6.5 million pre-tax charge related to a plant closure.

	Thirteen weeks ended
	August 28, 2005	August 29, 2004
Sales to unaffiliated customers
Retail Products	$1,941.6	$2,014.2
Foodservice Products	789.9	792.2
Food Ingredients	631.4	576.8
Total	$3,362.9	$3,383.2

Intersegment sales
Retail Products	$5.2	$5.5
Foodservice Products	14.0	17.4
Food Ingredients	47.3	51.1
	66.5	74.0
Intersegment elimination	(66.5)	(74.0)
Total	$—	$—

Net sales
Retail Products	$1,946.8	$2,019.7
Foodservice Products	803.9	809.6
Food Ingredients	678.7	627.9
Intersegment elimination	(66.5)	(74.0)
Total	$3,362.9	$3,383.2

Operating profit
Retail Products	$210.7	$209.8
Foodservice Products	79.5	66.4
Food Ingredients	76.3	60.1
Total operating profit	366.5	336.3

Gain on sale of Pilgrim’s Pride Corporation common stock	329.4	—
General corporate expenses	73.0	63.6
Interest expense, net	68.1	73.4
Income tax expense	193.6	81.0
Equity method investment earnings (loss)	(13.9)	14.1

Income from continuing operations	$347.3	$132.4

The company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 13% and 12% of consolidated net sales for the first quarter of fiscal 2006 and 2005, respectively, primarily in the Retail Products segment.

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

Following is management’s discussion and analysis of the company’s operating results as well as liquidity and capital resources which should be read together with the company’s financial statements and related notes contained in this report and with the financial statements and management’s discussion and analysis in the company’s annual report on Form 10-K for the fiscal year ended May 29, 2005.  Results for the thirteen week period ended August 28, 2005 are not necessarily indicative of results that may be attained in the future.

Fiscal 2006 First Quarter Executive Overview

ConAgra Foods is one of North America’s largest packaged food companies, serving consumer grocery retailers, as well as restaurants and other foodservice establishments.  Popular ConAgra Foods consumer brands include:  ACT II, Armour, Banquet, Blue Bonnet, Brown ‘N Serve, Butterball, Chef Boyardee, Cook’s, Crunch ‘n Munch, DAVID, Eckrich, Egg Beaters, Fleischmann’s, Gulden’s, Healthy Choice, Hebrew National, Hunt’s, Kid Cuisine, Knott’s Berry Farm, La Choy, Lamb Weston, Libby’s, Louis Kemp, Lunch Makers, MaMa Rosa’s, Manwich, Marie Callender’s, Orville Redenbacher’s, PAM, Parkay, Pemmican, Peter Pan, Reddi-wip, Rosarita, Ro*Tel, Slim Jim, Snack Pack, Swiss Miss, Van Camp’s, Wesson, Wolf and many others.

Over the past few years, the company has strategically repositioned its portfolio to focus on higher-margin, branded and value-added businesses because that business mix is expected to better serve consumers, customers and shareholders over the long term.  Executing that strategy has involved acquiring branded operations and divesting commodity-related businesses.  The company is also implementing initiatives to improve the operating performance of its core business segments through more effective and efficient sales, marketing and supply chain functions.

During the first quarter of fiscal 2006, the company:

•                  earned $0.68 per diluted share, which includes $0.40 per diluted share gain from the sale of Pilgrim’s Pride Corporation common stock and $0.01 per diluted share of earnings from discontinued operations, as compared to first quarter fiscal 2005 diluted earnings per share of $0.26,

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

•                  achieved 7% improvement in gross profit despite 1% decline in net sales, largely due to a favorable environment for trading and merchandising operations within the Food Ingredients segment for which gross profit increased by 41% and improved performance from the Foodservice Products segment which more than offset a 1% decline in gross profit within the Retail Products segment,

•                  recognized charges of $0.04 per diluted share reflecting impairments of certain equity method investments and costs associated with a plant closure,

•                  sold the remaining investment in Pilgrim’s Pride Corporation common stock for $482 million, thereby completing the monetization of the company’s discontinued poultry operations,

•                  announced the appointment of Gary Rodkin as the company’s new chief executive officer and the election of Steven F. Goldstone as the non-executive chairman, effective October 1, 2005.

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

The company is implementing fact-based analytical methods for assessing the potential of its brands and products in a disciplined process.  This is designed to bring a consistency to the marketing function across retail, foodservice, and ingredients operations.  These methods address the fundamentals of the products the company sells - taste profile, packaging, product quality, and nutritional statistics - and also help design appropriate consumer communication through advertising and promotion campaigns, store merchandising programs, and appropriate price points.

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

Manufacturing:  The company has been developing plans to consolidate manufacturing facilities, under which inefficient plants will most likely be closed and sold over time.  The company expects to increase capacity utilization through plant rationalization and implementation of best practices relating to overall efficiency throughout all plants, resulting in cost savings and improved margins.

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

SKU Rationalization:  The company has reduced low-volume, low-margin SKUs over the past few quarters, and plans to continue to do this aggressively over the next 2-3 years.  SKU reduction is expected to reduce complexity and save money throughout the entire supply chain, and also result in an increased focus on the SKUs that have higher profit potential.

General and Administrative Expense and Headcount Reduction:  The company is pursuing plans for reductions in its SG&A (selling, general and administrative) cost structure, and those plans include salaried headcount reduction.  The reduction of several hundred salaried personnel was completed in the first quarter of fiscal 2006; those headcount reductions, along with other SG&A expense reduction programs, are expected to reduce planned SG&A costs by more than $100 million annually once the programs are completed.

Business Process Improvement Initiatives:  The company is changing its business processes and implementing new information systems so that it has improved connections between the manufacturing, marketing, sales, logistics, customer service and accounting functions.  The new processes are intended to improve operating efficiency and relationships with customers and vendors.  This is being done through Project Nucleus, which integrates the new information technology platforms and allows the company to better manage important areas such as trade merchandising programs, order management, inventory management, customer payment and collections, and logistics.

Packaged Meats

Profit margin trends for the packaged meats operations within the Retail Products and Foodservice Products segments have improved from the trends experienced during the second half of fiscal 2005.  However, gross profits for these operations remain substantially below historic levels.  The company’s packaged meats operations posted weak results in fiscal 2005, resulting primarily from higher input costs and ineffective pricing actions that did not recover the increased costs.  Also, manufacturing challenges resulting from the installation of new equipment, consolidation of plant locations and transfer of production across plant locations resulted in the disruption of the company’s ability to fill customer orders for certain products, primarily in the third quarter of fiscal 2005.  The packaged meats operations are benefiting from new management and lower pork input costs, as well as better net pricing policies that are closely linked to SKU reduction efforts and product and customer mix improvement.

Sale of Pilgrim’s Pride Corporation Common Stock

During the first quarter of fiscal 2006, the company sold its remaining 15.4 million shares of Pilgrim’s Pride Corporation common stock for $482 million, resulting in a pre-tax gain of $329 million.  This investment had been acquired as a portion of the proceeds for the sale of the company’s discontinued poultry operations in November 2003.

Opportunities and Challenges

The company believes that its sales and marketing and operating initiatives will favorably influence future profits, profit margins and returns on capital.  Because of the scope of change underway, there is risk in successfully implementing these broad change initiatives.

As described above, the company has made several changes to its retail and foodservice packaged meats businesses.  The company has begun to benefit from these changes and expects to continue to improve the profitability of these operations over time.  However, competitive pressures, input costs and the execution of

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

the operational changes, among other factors, will affect the future profitability of these operations and the timing of any profit recovery.

The company has, over the past several quarters, experienced increased costs for many of its significant raw materials, packaging and energy inputs.  When appropriate, the company uses long-term purchase contracts, futures and options to reduce the volatility of these costs.  The company has also recently implemented sales price increases for certain products and will continue to evaluate further price increases based on raw material cost trends, expected impact on sales volumes and other factors.

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

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Net Sales

	Net Sales
	Thirteen weeks ended
($ in millions) Reporting Segment	August 28, 2005	August 29, 2004	% Increase / (Decrease)
Retail Products	$1,942	$2,014	(4)%
Foodservice Products	790	792	—
Food Ingredients	631	577	9%
	$3,363	$3,383	(1)%

Net sales for the first quarter of fiscal 2006 were $3.4 billion, a decrease of $20 million, or 1%, from the same period in the prior fiscal year.  This decrease was driven primarily by the 4% decline in net sales in the Retail Products segment, partially offset by favorable results primarily in the trading and merchandising activities of the Food Ingredients segment.

Retail Products net sales for the first quarter were $1.9 billion, a decrease of $73 million, or 4%, compared to the same period in the prior year.  Sales volumes declined by 3%, reflecting the effect of price increases, customer and product mix changes, continued challenges for the packaged meats products, and to a lesser extent, the targeted reduction of SKUs.  Several major brands posted sales growth, including Butterball, Chef Boyardee, DAVID, Kid Cuisine, La Choy, Manwich, Marie Callender’s, Orville Redenbacher’s, Peter Pan, Slim Jim, Snack Pack, Van Camp’s and Wesson.  Sales declines occurred for certain large brands including ACT II, Armour, Banquet, Blue Bonnet, Cook’s, Eckrich, Egg Beaters, Healthy Choice, Hebrew National, Hunt’s, PAM, Parkay, Reddi-wip and Swiss Miss.

Foodservice Products net sales were $790 million in the first quarter of fiscal 2006 and $792 million in the same period of the prior year, reflecting improved sales volumes in specialty potato products and culinary products offset by decreased seafood sales due to the impact of tariffs and related competitive impacts.

Food Ingredients net sales were $631 million in the first quarter of fiscal 2006, an increase of $55 million, or 9%, from the same period in the prior year.  Increased net sales reflect a favorable environment for trading and merchandising of commodities including petroleum products, natural gas, grain and fertilizer.  The company also achieved increased net sales of its specialty ingredients products due to improved performance from its flour mills, but this was partially offset by continued weakness from its dehydrated product lines.

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Gross Profit

(Net sales less cost of goods sold)

	Gross Profit
	Thirteen weeks ended
($ in millions) Reporting Segment	August 28, 2005	August 29, 2004	% Increase / (Decrease)
Retail Products	$472	$476	(1)%
Foodservice Products	135	121	12%
Food Ingredients	121	86	41%
	$728	$683	7%

The company’s gross profit for the first quarter of fiscal 2006 was $728 million, an increase of 7% from the same period in the prior year.  The improved gross profits were largely driven by the unusually strong results in the Food Ingredients segment, reflecting favorable market conditions in its commodity trading and merchandising operations.  Gross profits continue to be negatively impacted by increased input costs, primarily in the Retail Products and Foodservice Products segments.  Costs of implementing the company’s operational efficiency initiatives reduced gross profit for the first quarter of fiscal 2005 by $9 million.

Retail Products gross profit for the first quarter of fiscal 2006 was $472 million, a decrease of $4 million, or 1%, from the same period in the prior year.  The profit margin trends for packaged meats operations have improved from the trends experienced during the second half of fiscal 2005, but gross profit for branded processed meats was below prior year results for the first quarter of fiscal 2006.  Gross profits throughout the Retail Products segment were negatively impacted by inflation of raw materials and packaging and higher transportation costs, largely offset by increased pricing.  Costs of implementing the company’s operational efficiency initiatives reduced gross profit for the first quarter of fiscal 2005 by $7 million.

Foodservice Products gross profit was $135 million for the first quarter of fiscal 2006 and $121 million in the same period of the prior year, an increase of 12%.  Gross profit was negatively impacted in the first quarter of fiscal 2005 by $11 million of unfavorable production costs associated with a planned plant consolidation and $2 million of costs of implementing the company’s operational efficiency initiatives.

Food Ingredients gross profit for the first quarter of fiscal 2006 increased $35 million, or 41%, to $121 million.  Improvements in gross profit are due to favorable market conditions in the company’s commodity trading and merchandising operations, reflective of very favorable market conditions, primarily in crude oil and natural gas markets, and to a lesser extent to improved performance from the company’s flour milling operations.  The company does not expect to consistently achieve this level of gross profits in its trading and merchandising operations in future periods.

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

	Gross Margin Percent
	Thirteen weeks ended
Reporting Segment	August 28, 2005	August 29, 2004
Retail Products	24%	24%
Foodservice Products	17%	15%
Food Ingredients	19%	15%
Total	22%	20%

The company’s gross margin (gross profit as a percentage of net sales) for the first quarter of fiscal 2006 was 22%, as compared to 20% for the same period in the prior year, primarily reflecting the impact of the high margins realized in the Food Ingredients segment resulting from strong performance in the trading and merchandising operations.

Selling, General and Administrative Expenses (includes general corporate expense)

Selling, general and administrative expenses totaled $434 million for the first quarter of fiscal 2006, an increase of $24 million, or 6%, as compared to the same period in the prior year. The increase is primarily attributable to increased incentive costs due to favorable performance in the Food Ingredients segment, increased income tax-related professional fees, and certain costs related to the closure of a Retail Products segment production facility.

Operating Profit (Earnings before general corporate expense, interest expense, net, gain on the sale of Pilgrim’s Pride Corporation common stock, income taxes and equity method investment earnings)

	Operating Profit
	Thirteen weeks ended
($ in millions) Reporting Segment	August 28, 2005	August 29, 2004	% Increase / (Decrease)
Retail Products	$211	$210	—%
Foodservice Products	80	66	20%
Food Ingredients	76	60	27%

Retail Products operating profit for the first quarter of fiscal 2006 was $211 million, essentially unchanged from the same period in the prior year, reflective of the slightly reduced gross profit for the reasons cited in the Gross Profit discussion, above.

For the first quarter of fiscal 2006, Foodservice Products operating profit was $80 million, compared with $66 million for the first quarter of the prior fiscal year.  Operating profit is reflective of increased gross profits, largely due to fiscal 2005 costs, including the $11 million of unfavorable production costs associated with a planned plant consolidation and $5 million of costs of implementing the company’s operational efficiency initiatives, which were not incurred in the first quarter of fiscal 2006.

Food Ingredients operating profit for the first quarter of fiscal 2006 was $76 million, an increase of $16 million, or 27%, over the same period in the prior year.  Improved results are due to a favorable environment in the company’s commodity trading and merchandising operations, the operating profit of

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

which increased $19 million to $47 million for the first quarter of fiscal 2006 over the same period in the prior year.

Interest Expense, Net

Net interest expense for the first quarter of fiscal 2006 decreased $5 million, or 7%, as compared to the same period in fiscal 2005.  Decreased interest expense reflects the company’s reduction of $1.2 billion of long-term debt over the last twelve months, partially offset by a reduced benefit from the interest rate swap agreements terminated in the second quarter of fiscal 2004.  During fiscal 2004, the company closed out all of its interest rate swap agreements in order to lock-in existing favorable interest rates.  These interest rate swap agreements were previously put in place as a strategy to hedge interest costs associated with long-term debt.  For financial statement purposes the benefit associated with the termination of the interest rate swap agreements continues to be recognized over the term of the debt instruments originally hedged.  The company’s net interest expense was reduced by $4 million due to the interest rate swap agreements in the first quarter of fiscal 2006 and by $14 million in the comparable period of fiscal 2005.

Gain on Sale of Pilgrim’s Pride Corporation Common Stock

During the first quarter of fiscal 2006, the company sold its remaining 15.4 million shares of Pilgrim’s Pride Corporation common stock for $482 million, resulting in a pre-tax gain of $329 million.

Income Taxes

In the first quarter of fiscal 2006 and 2005, the company’s income tax expense was $193.6 million and $81.0 million, respectively.  The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately 36% for the first quarter of fiscal 2006 and 38% for the first quarter of fiscal 2005.  The company’s effective tax rate was lower in the first quarter of fiscal 2006 than in the first quarter of fiscal 2005 due to the impact of foreign taxes and related tax credits, increased research and development tax credits, the benefit from the new domestic manufacturing deduction, and a lower effective state income tax rate.

Equity Method Investment Earnings (Loss)

Equity method investment losses for the first quarter of fiscal 2006 were $14 million.  During the first quarter of fiscal 2006, the company determined that the carrying value of its investments in two unrelated joint ventures were other than temporarily impaired and therefore recognized pre-tax impairment charges totaling $19 million ($17 million after tax).  The extent of the impairments was determined based upon the company’s assessment of the recoverability of its investments based primarily upon the expected proceeds of planned dispositions of the investments.  Equity method investment earnings were $14 million in the first quarter of fiscal 2005, which included $7 million of earnings from the company’s equity interest in Swift Foods, an investment which was divested in the second quarter of fiscal 2005.

Discontinued Operations

The first quarter of fiscal 2006 includes after tax income of $5 million from discontinued operations as compared to income of $2 million in the same period of the prior year.

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Earnings Per Share

The company’s fiscal 2006 first quarter diluted earnings per share were $0.68, which includes $0.40 per diluted share gain from the sale of Pilgrim’s Pride Corporation common stock and $0.01 per diluted share of earnings from discontinued operations, as compared to first quarter fiscal 2005 diluted earnings per share of $0.26.

Liquidity and Capital Resources

Sources of Liquidity and Capital

The company’s primary financing objective is to maintain a prudent capital structure that provides the flexibility to pursue its growth objectives.  The company currently uses short-term debt to finance increases in its trade working capital (accounts receivable plus inventory, less accounts payable, accrued expenses and advances on sales) needs and a combination of equity and long-term debt to finance both its base trade working capital needs and its noncurrent assets.

Commercial paper borrowings (usually less than 30 days maturity) are reflected in the company’s consolidated balance sheets within notes payable.  The company maintains a $1.05 billion revolving credit line as a backup to the company’s commercial paper program.  The company has never used the revolving credit facility.  The company is in compliance with the credit agreements’ financial covenants.  Management believes the company will maintain its current commercial paper credit rating for the foreseeable future, thus allowing the company’s continued issuance of commercial paper.  If the company were unable to access the short-term commercial paper market, the company could use its bank revolving credit facility to provide liquidity.

The company’s $1.05 billion revolving credit facility (expiring in May 2007) is with major domestic and international banks.  The interest rate for the revolving credit facilities are generally .30 to .35 percentage points higher than the interest rates for commercial paper.

The company’s overall level of interest-bearing debt as of the end of the first quarter of fiscal year 2006 totaled $4.5 billion, compared to $5.7 billion as of the end of the first quarter of fiscal 2005.  As of the end of the first quarter of fiscal 2006, the company’s senior long-term debt ratings were BBB+ (Fitch), Baa1 (Moody’s) and BBB+ (Standard & Poor’s), all investment grade ratings.

In the first quarter of fiscal 2006, the company sold its remaining 15.4 million shares of Pilgrim’s Pride Corporation common stock to that company for $482 million.  The company recognized a pre-tax gain of approximately $329 million.

The company continues to evaluate opportunities to sell its $150 million subordinated notes receivable plus accrued interest of $39 million from the fresh beef and pork divestiture (which are reflected at a combined current fair value of $149 million in the company’s balance sheet at August 28, 2005).

Cash Flows

During the first quarter of fiscal 2006, the company generated $294 million of cash, which was the net impact of $5 million generated by operating activities, $430 million generated by investing activities, and $141 million used in financing activities.

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Cash used in operating activities of continuing operations totaled $5 million in the first quarter of fiscal 2006, as compared to $152 million generated in the same period of the prior year.  The decreased cash flow was largely the result of an increase in inventory balances due to higher commodity input prices and increased production of certain products and an increase in derivative assets included in prepaid expenses and other current assets.  Cash generated from operating activities of discontinued operations was approximately $10 million in the first quarter of fiscal 2006, as compared to $4 million in the first quarter of fiscal 2005.  Cash flow from operating activities is one of the company’s primary sources of liquidity.

Cash provided by investing activities totaled $430 million in the first quarter of fiscal 2006, versus cash used in investing activities of $65 million in the same period of fiscal 2005.  Investing activities for the first quarter of fiscal 2006 consisted primarily of proceeds of $482 million from the sale of 15.4 million shares of Pilgrim’s Pride Corporation common stock, and proceeds from the sale of the company’s discontinued specialty meats foodservice business in Illinois of $14 million, offset by capital expenditures of $71 million.  Investing activities for the first quarter of fiscal 2005 consisted primarily of capital additions, partially offset by proceeds collected from the sale of the discontinued UAP North America operations.

Cash used in financing activities totaled $141 million in the first quarter of fiscal 2006, and $329 million in the first quarter of fiscal 2005.  During the first quarter of fiscal 2006 and 2005, the company paid dividends of $141 million and $135 million, respectively.  Additionally, in the first quarter of fiscal 2005, the company repurchased $181 million of its common stock as part of its share repurchase program.

The company estimates its capital expenditures in fiscal 2006 will be approximately $400 million.  Management believes that existing cash balances, cash flows from operations, existing credit facilities and access to capital markets will provide sufficient liquidity to meet its working capital needs, planned capital expenditures, amortizing debt payments and payment of quarterly dividends.

Off-Balance Sheet Arrangements

The company uses off-balance sheet arrangements (e.g., operating leases) where the economics and sound business principles warrant their use. The company periodically enters into guarantees and other similar arrangements as part of transactions in the ordinary course of business. These are described further in “Obligations and Commitments,” below.

As a result of adopting FIN 46R, the company has consolidated the assets and liabilities of several entities from which it leases property, plant and equipment.  The company also deconsolidated ConAgra Capital, L.C., an indirectly controlled subsidiary of the company, resulting in the removal of the preferred securities of subsidiary company of $175 million and addition of $221 million of long-term debt and $46 million in other assets in the company’s balance sheets as of August 29, 2004.  The company redeemed the preferred securities of ConAgra Capital, L.C. in December 2004.  Due to the adoption of FIN 46R, the company reflects in its balance sheet as of August 28, 2005:  property, plant and equipment of $211 million, long-term debt of $221 million (including current maturities of $8 million), other assets of $12 million, and other noncurrent liabilities of $6 million.  The company has no other material obligations arising out of variable interests with unconsolidated entities.

Obligations and Commitments

As part of its ongoing operations, the company enters into arrangements that obligate the company to make future payments under contracts such as lease agreements, debt agreements and unconditional purchase

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as “take-or-pay” contracts).  The unconditional purchase obligation arrangements are entered into by the company in its normal course of business in order to ensure adequate levels of sourced product are available to the company.  Of these items, capital lease and debt obligations, which total $4.5 billion, are currently recognized as liabilities in the company’s consolidated balance sheet.  Operating lease obligations and unconditional purchase obligations, which total $994 million, are not recognized as liabilities in the company’s consolidated balance sheet in accordance with generally accepted accounting principles.

A summary of the company’s contractual obligations as of August 28, 2005 is as follows (including obligations of discontinued operations):

	Payments Due by Period
(in millions) Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt	$4,511.1	$119.1	$542.2	$56.1	$3,793.7
Lease obligations	729.9	101.9	196.7	128.1	303.2
Purchase obligations	264.1	74.2	125.0	36.4	28.5
Total	$5,505.1	$295.2	$863.9	$220.6	$4,125.4

The company is also contractually obligated to pay interest on its long-term debt obligations.  The weighted average interest rate of the long-term debt obligations outstanding as of August 28, 2005 was approximately 7.4%.  As part of its ongoing operations, the company also enters into arrangements that obligate the company to make future cash payments only upon the occurrence of a future event (e.g., guarantees of debt or lease payments of a third party should the third party be unable to perform).  The following commercial commitments are not recognized as liabilities in the company’s consolidated balance sheet.  A summary of the company’s commitments, including commitments associated with the divested fresh beef and pork operations, as of August 28, 2005, is as follows:

(in millions)	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Guarantees	$56.2	$8.0	$21.2	$9.3	$17.7
Other commitments	7.9	7.6	0.3	—	—
Total	$64.1	$15.6	$21.5	$9.3	$17.7

The company’s total commitments of $64 million include approximately $37 million in guarantees and other commitments the company has made on behalf of the divested fresh beef and pork business.

The company has assigned a hog purchase contract to the divested fresh beef and pork business which has indemnified the company for all liabilities under the contract.  The company has, however, guaranteed the performance of the divested fresh beef and pork business with respect to the hog purchase contract.  The hog purchase contract requires the divested fresh beef and pork business to purchase a minimum of approximately 1.2 million hogs annually through 2014.  The contract stipulates minimum price commitments, based in part on market prices and in certain circumstances also includes price adjustments based on certain inputs.

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

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

The following table represents the fair value and scheduled maturity dates of such contracts outstanding as of August 28, 2005:

	Fair Value of Contracts as of August 28, 2005 net asset / (liability)
Source of Fair Value	Maturity less than 1 year	Maturity 1-3 years	Total Fair Value
Prices actively quoted	$211.2	$18.2	$229.4
Prices provided by other external sources	3.9	—	3.9
Prices based on other valuation models	—	—	—
	—	—	—
Total fair value	$215.1	$18.2	$233.3

In order to minimize the risk of loss associated with non-exchange-traded transactions with counterparties, the company utilizes established credit limits and performs ongoing counterparty credit evaluations.

The above table excludes commodity-based contracts entered into in the normal course of business, including “physical” contracts to buy or sell commodities at agreed-upon fixed prices, as well as derivative contracts (e.g., futures and options) used primarily to hedge an existing asset or liability (e.g., inventory) or an anticipated transaction (e.g., purchase of inventory).  The use of such contracts is not considered by the company to be “trading” activities as these contracts are considered either normal purchase and sale contracts or hedging contracts.  The “prices actively quoted” category reflects only contracts for which the fair value is based entirely upon prices actively quoted on major exchanges in the United States. The “prices provided by other external sources” category represents contracts which

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

contain a pricing component other than prices actively quoted on a major exchange, such as forward commodity positions at locations for which over-the-counter broker quotes are available.

Critical Accounting Estimates

A discussion of the company’s critical accounting estimates is in the “Management’s Discussion & Analysis” section of the company’s fiscal 2005 annual report on Form 10-K.  There have been no significant changes with respect to these policies during the first quarter of fiscal 2006.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment. SFAS No. 123R will require the company to measure the cost of all employee stock-based compensation awards based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award).  Accordingly, the adoption of SFAS No. 123R will have an impact on the company’s results of operations, although it will have no impact on the company’s overall financial position.  SFAS No. 123R is effective beginning in the company’s first quarter of fiscal 2007. Management is currently evaluating the impact that the adoption of this statement will have on the company’s consolidated results of operations and cash flows.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4.  SFAS No. 151 amends the guidance in ARB No. 43, Inventory Pricing, for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), requiring that those items be recognized as current-period expenses.  This statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The statement is effective for inventory costs incurred beginning in the company’s fiscal 2007.  Management is currently evaluating the impact that the adoption of this statement will have on the company’s consolidated financial position and results of operations.

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

Related Party Transactions

A discussion of the company’s related party transactions is in the “Management’s Discussion & Analysis” section of the company’s fiscal 2005 annual report on Form 10-K.

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

Other than the changes noted below, there have been no material changes in the company’s market risk during the thirteen weeks ended August 28, 2005.  For additional information, refer to the subsection “Quantitative and Qualitative Disclosures About Market Risk” in the “Management’s Discussion & Analysis” in Item 7A of the fiscal 2005 annual report on Form 10-K.

Commodity Market Risk

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

For the first quarter of fiscal 2006, the maximum potential loss of fair value resulting from a hypothetical change of 10% in market prices was $30 million based on the company’s net grains/foods derivative positions (exclusive of the underlying commodity positions being hedged) at quarter end.  For the first quarter of fiscal 2006, the maximum potential loss of fair value resulting from a hypothetical change of 10% in market prices in the company’s net energy derivative positions was $59 million at quarter end.  The highest potential loss of fair value resulting from a hypothetical change of 10% in market prices was $39 million for the company’s net grains/foods derivative positions and $41 million for the company’s net energy derivative positions outstanding at the end of any quarter of fiscal 2005.

Foreign Currency Risk

In order to reduce exposures related to changes in foreign currency exchange rates, the company may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of its processing and trading operations.  This activity primarily relates to

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

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

Fair value was determined using quoted exchange rates and was based on the company’s net foreign currency position.  For the first quarter of fiscal 2006, the maximum potential loss of fair value resulting from a hypothetical change of 10% in exchange rates was approximately $17.8 million for processing operations based on the company’s net foreign currency derivative positions at quarter end.  For the fiscal year ended May 29, 2005, the highest, lowest and average potential loss of fair value resulting from a hypothetical change of 10% in exchange rates was approximately $24.3 million, $16.8 million and $20.1 million for processing operations based on the company’s net foreign currency derivative positions at each quarter end during fiscal 2005.

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of August 28, 2005. Based on that evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weakness in internal control discussed below, the company’s disclosure controls and procedures were not effective as of August 28, 2005.

During fiscal 2005, the company systematically conducted reviews of financial controls as part of its Sarbanes-Oxley 404 certification process and in connection with pending tax audits, as well as part of operational improvement efforts by new financial management.  During the third and fourth quarters, those reviews resulted in the discovery of errors related to accounting for income taxes in previously reported amounts.  To correct the errors discovered as a part of that process, and as announced in its Form 8-K filed with the SEC on March 24, 2005, the company restated financial statements for the periods covered in its Form 10-K for the fiscal year ended May 30, 2004 and the Forms 10-Q for the first two quarters of fiscal 2005.  In connection with those restatements, the company concluded that a material weakness in internal control over accounting for income taxes existed as of February 27, 2005, and was not remediated as of May 29, 2005.  A material weakness in internal control is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by the company.

In connection with the company’s overall assessment of its internal control over financial reporting, the company has evaluated the effectiveness of its internal control over accounting for income taxes as of August 28, 2005, and has concluded that the material weakness in internal controls with respect to accounting for income taxes was not remediated as of August 28, 2005.  Management’s conclusion that the material weakness in accounting for income taxes existed as of August 28, 2005 was based on the following three factors:  (1) inadequate levels of staffing and technical expertise within the company’s tax department, (2) insufficient or ineffective tax-related review and approval practices, and (3) inadequate processes to establish and effectively reconcile income tax accounts.  These deficiencies, in the aggregate, were determined to be a material weakness.

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

In connection with the company’s overall assessment of its internal control over financial reporting, the company has evaluated the effectiveness of its internal control over accounting for income taxes as of August 28, 2005, and has concluded that, while progress has been made in implementing management’s remediation plans, the material weakness in internal controls with respect to accounting for income taxes was not remediated as of August 28, 2005.  The company’s management believes that further additions to its tax staff are necessary and further enhancements and refinements to its processes are necessary in order to remediate the material weakness.  The company will continue implementing management’s

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

remediation plans and will monitor the improvements in the controls over accounting for income taxes to ensure remediation of the material weakness.

During the first quarter of fiscal 2006, the company implemented process and information systems enhancements related to the management of its trade promotion activities in the Retail Products segment.  The process and systems enhancements have resulted in common trade management processes and controls across substantially all of the company’s domestic retail operations and are supported by an integrated, web-based software solution for planning and managing trade spending and customer-specific trade promotions.  These process and information systems enhancements have resulted in modifications to the internal controls over the sales, customer service and trade planning/spending processes.  Aside from such change, and changes related to the material weakness described above, there have been no significant changes during the company’s fiscal quarter ended August 28, 2005 in the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

ConAgra Foods, Inc. and Subsidiaries

Part II – Other Information

Item 1.  Legal Proceedings

The company has reported certain information regarding legal proceedings in its Form 10-K for the fiscal year ended May 29, 2005.

The company previously reported preliminary court approval of the settlement of derivative actions filed by three shareholder plaintiffs, purportedly on behalf of the company, following the company’s June 2001 restatement of its financial statements.  The company’s agreement to settle the lawsuit for the cost of plaintiff’s attorney fees of $0.3 million, which will be covered by insurance, received final court approval on September 8, 2005.  The settlement includes certain undertakings and is without admission of liability or wrongdoing.

The company previously reported class actions filed on July 18, 2005, in United States District Court for Nebraska.  On August 8, 2005 another class action, Boyd v. ConAgra Foods, Inc. et. al., Case No. 805CV386,  was filed in the same court.  The lawsuits are against the company and its directors and its employee benefits committee on behalf of participants in the company’s employee retirement income savings plans. The lawsuits allege violations of the Employee Retirement Income Security Act (ERISA) in connection with the events resulting in the company’s April 2005 restatement of its financial statements and related matters. Each complaint seeks unspecified amount of damages, injunctive relief, attorneys’ fees and other equitable monetary relief.  The company believes the lawsuits are without merit and intends to vigorously defend the actions.

ConAgra Foods, Inc. and Subsidiaries

Part II – Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the total number of shares purchased during the first quarter of fiscal 2006, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that may yet be Purchased under the Program (2)

May 30 through June 26, 2005	3,145	$26.40	—	$399,900,000

June 27 through July 24, 2005	29,259	$22.98	—	$399,900,000

July 25 through August 28, 2005	22,061	$22.39	—	$399,900,000

Total Fiscal 2006 First Quarter Activity	54,465	$22.94	—	$399,900,000

(1)  Amounts represent shares delivered to the company to pay the exercise price under stock options or to satisfy tax withholding obligations upon the exercise of stock options or vesting of restricted shares.

(2)  Pursuant to the share repurchase plan announced on December 4, 2003 of up to $1 billion.  The company has repurchased 22.1 million shares at a cost of $600 million through August 28, 2005.  This program has no expiration date.

ConAgra Foods, Inc. and Subsidiaries

Part II – Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

The company’s annual meeting of stockholders was held on September 22, 2005.  The vote for each matter voted upon at the meeting is set forth below:

Election of Directors

	FOR	WITHHELD

Howard G. Buffett	435,423,586	8,427,592
John T. Chain, Jr.	434,800,641	9,050,537
Ronald W. Roskens	431,339,730	12,511,448
Kenneth E. Stinson	353,444,589	90,406,589

Amendment of Article VII(a) of the Certificate of Incorporation to declassify the Board of Directors:

FOR:	432,218,997
AGAINST:	7,657,575
ABSTAIN:	3,974,305

Amendment to the Certificate of Incorporation to repeal Article XIV:

FOR:	431,974,801
AGAINST:	7,336,425
ABSTAIN:	4,539,649

Amendment to the Certificate of Incorporation to repeal Article XV:

FOR:	432,353,779
AGAINST:	7,047,690
ABSTAIN:	4,449,407

Ratification of the appointment of KPMG as independent auditors for fiscal year 2006:

FOR:	350,586,398
AGAINST:	89,764,266
ABSTAIN:	3,498,811

Stockholder proposal regarding animal welfare:

FOR:	19,641,352
AGAINST:	280,131,799
ABSTAIN:	47,690,717
BROKER NON-VOTE:	96,387,310

ConAgra Foods, Inc. and Subsidiaries

Part II – Other Information

Stockholder proposal regarding genetically engineered products:

FOR:	17,007,394
AGAINST:	285,541,562
ABSTAIN:	44,914,612
BROKER NON-VOTE:	96,387,610

Stockholder proposal regarding suspension of stock grants for directors and senior executive officers:

FOR:	20,980,918
AGAINST:	320,888,557
ABSTAIN:	5,593,843
BROKER NON-VOTE:	96,387,860

ConAgra Foods, Inc. and Subsidiaries

Part II – Other Information

Item 6.  Exhibits

(A)	Exhibits

	3.1	ConAgra Foods Certificate of Incorporation, as amended

	3.2	ConAgra Foods Bylaws, as amended

	12	Statement regarding computation of ratio of earnings to fixed charges

	31.1	Section 302 Certificate of Chief Executive Officer

	31.2	Section 302 Certificate of Chief Financial Officer

	32.1	Section 906 Certificates

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

By:

/s/ John F. Gehring

John F. Gehring
Senior Vice President and Corporate Controller

Dated this 7th day of October, 2005.

ConAgra Foods, Inc. and Subsidiaries

Exhibit Index

EXHIBIT	DESCRIPTION	PAGE

3.1	ConAgra Foods Certificate of Incorporation, as amended	43

3.2	ConAgra Foods Bylaws, as amended	55

12	Statement regarding computation of ratio of earnings to fixed charges	69

31.1	Section 302 Certificate of Chief Executive Officer	70

31.2	Section 302 Certificate of Chief Financial Officer	71

32.1	Section 906 Certificates	72