Form 10-Q
period 2005-11-27
CONAGRA FOODS INC /DE/
filed 2006-01-06
CIK 23217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 27, 2005

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

Yes         ☒            No           ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         ☐            No           ☒

Number of shares outstanding of issuer’s common stock, as of December 23, 2005, was 519,263,002.

Part I – Financial Information

Item 1.  Condensed Consolidated Financial Statements

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions except per share amounts)

(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	November 27, 2005	November 28, 2004	November 27, 2005	November 28, 2004
Net sales	$3,810.2	$4,009.1	$7,173.1	$7,392.3
Costs and expenses:
Cost of goods sold	3,003.0	3,108.1	5,638.4	5,808.4
Selling, general and administrative expenses	459.2	433.4	893.2	843.6
Interest expense, net	62.2	85.8	130.3	159.2
Gain on sale of Pilgrim’s Pride Corporation common stock	—	—	329.4	—

Income from continuing operations before income taxes and equity method investment earnings (loss)	285.8	381.8	840.6	581.1
Income tax expense	106.2	151.3	299.8	232.3
Equity method investment earnings (loss)	(16.7)	15.1	(30.6)	29.2

Income from continuing operations	162.9	245.6	510.2	378.0

Income (loss) from discontinued operations, net of tax	0.2	(6.0)	5.0	(3.7)

Net income	$163.1	$239.6	$515.2	$374.3

Earnings per share – basic
Income from continuing operations	$0.31	$0.48	$0.98	$0.74
Income (loss) from discontinued operations	—	(0.01)	0.01	(0.01)
Net income	$0.31	$0.47	$0.99	$0.73

Earnings per share – diluted
Income from continuing operations	$0.31	$0.47	$0.98	$0.73
Income (loss) from discontinued operations	—	(0.01)	0.01	(0.01)
Net income	$0.31	$0.46	$0.99	$0.72

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	November 27, 2005	November 28, 2004	November 27, 2005	November 28, 2004
Net income	$163.1	$239.6	$515.2	$374.3

Other comprehensive income (loss):
Net derivative adjustment, net of tax	1.1	8.9	29.8	(15.5)
Unrealized gain (loss) on available-for-sale securities, net of tax:
Unrealized holding gains (losses) arising during the period	3.2	42.2	(16.6)	42.4
Less: reclassification adjustment for gains included in net income	—	—	(95.3)	—
Currency translation adjustment	9.2	19.9	9.1	29.3

Comprehensive income	$176.6	$310.6	$442.2	$430.5

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(dollars in millions except per share amounts)

(unaudited)

	November 27,	May 29,	November 28,
	2005	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$687.4	$207.6	$353.2
Receivables, less allowance for doubtful accounts of $31.9, $30.7 and $30.9	1,362.5	1,292.0	1,499.6
Inventories	2,850.1	2,614.5	2,905.6
Prepaid expenses and other current assets	558.9	631.3	449.6
Current assets of discontinued operations	2.2	29.4	402.6
Total current assets	5,461.1	4,774.8	5,610.6

Property, plant and equipment	5,765.6	5,735.6	5,792.0
Less accumulated depreciation	(2,957.8)	(2,887.3)	(2,861.0)
Property, plant and equipment, net	2,807.8	2,848.3	2,931.0

Goodwill	3,792.7	3,797.7	3,804.8
Brands, trademarks and other intangibles, net	818.7	819.7	826.2
Other assets	428.4	798.4	1,101.2
Noncurrent assets of discontinued operations	—	3.9	49.6
	$13,308.7	$13,042.8	$14,323.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable	$10.7	$8.5	$4.4
Current installments of long-term debt	920.4	117.3	766.4
Accounts payable	1,012.8	818.4	1,151.5
Advances on sales	214.7	149.6	131.8
Accrued payroll	229.6	272.4	232.2
Other accrued liabilities	1,308.2	1,263.3	1,354.2
Current liabilities of discontinued operations	1.2	10.2	140.7
Total current liabilities	3,697.6	2,639.7	3,781.2

Senior long-term debt, excluding current installments	3,036.8	3,949.1	4,189.3
Subordinated debt	400.0	400.0	400.0
Other noncurrent liabilities	1,132.8	1,194.6	1,140.7
Total liabilities	8,267.2	8,183.4	9,511.2
Commitments and contingencies (Note 10)
Common stockholders’ equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 566,186,464, 565,942,765 and 565,906,261	2,830.9	2,829.7	2,829.5
Additional paid-in capital	757.4	761.6	754.5
Retained earnings	2,670.7	2,438.1	2,450.3
Accumulated other comprehensive income (loss)	(29.0)	44.0	76.1
Less treasury stock, at cost, 46,947,140, 47,841,291 and 50,907,350 common shares	(1,185.6)	(1,209.3)	(1,293.7)
	5,044.4	4,864.1	4,816.7
Less unearned restricted stock	(2.9)	(4.7)	(4.5)
Total common stockholders’ equity	5,041.5	4,859.4	4,812.2
	$13,308.7	$13,042.8	$14,323.4

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Twenty-six weeks ended
	November 27, 2005	November 28, 2004
Cash flows from operating activities:
Net income	$515.2	$374.3
Income (loss) from discontinued operations	5.0	(3.7)
Income from continuing operations	510.2	378.0
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	177.0	171.5
Gain on sale of Pilgrim’s Pride Corporation common stock, pretax (see Note 2)	(329.4)	—
Loss (Gain) on sale of businesses	0.8	—
Loss (Gain) on sale of equity method investments	(0.1)	—
Loss (Gain) on sale of fixed assets	1.9	(5.3)
Undistributed earnings of affiliates	(6.9)	(19.8)
Non-cash impairments	45.2	—
Other items (includes pension and other postretirement benefits)	10.5	45.2
Change in operating assets and liabilities before effects of business dispositions:
Accounts receivable	(77.4)	(200.9)
Inventory	(250.9)	(389.0)
Prepaid expenses and other current assets	102.5	49.3
Accounts payable and advances on sales	265.1	179.4
Other accrued liabilities	3.1	188.5
Net cash flows from operating activities – continuing operations	451.6	396.9
Net cash flows from operating activities – discontinued operations	14.0	64.9
Net cash flows from operating activities	465.6	461.8
Cash flows from investing activities:
Additions to property, plant and equipment	(134.6)	(254.4)
Sale of investment in Swift Foods	—	214.1
Sale of Pilgrim’s Pride Corporation common stock	482.4	—
Sale of businesses	18.3	—
Sale of equity method investments	12.2	—
Sale of property, plant and equipment	4.6	25.7
Notes receivable and other items	(2.3)	(32.8)
Net cash flows from investing activities – continuing operations	380.6	(47.4)
Net cash flows from investing activities – discontinued operations	13.1	98.9
Net cash flows from investing activities	393.7	51.5
Cash flows from financing activities:
Net short-term borrowings	2.2	(26.1)
Repayment of long-term debt	(113.3)	(321.8)
Repurchase of ConAgra Foods common shares	—	(181.4)
Cash dividends paid	(282.3)	(269.3)
Proceeds from exercise of employee stock options	14.2	31.0
Other items	(0.3)	(1.4)
Net cash flows from financing activities – continuing operations	(379.5)	(769.0)
Net cash flows from financing activities – discontinued operations	—	0.3
Net cash flows from financing activities	(379.5)	(768.7)

Net change in cash and cash equivalents	479.8	(255.4)
Cash and cash equivalents at beginning of period	207.6	608.6
Cash and cash equivalents at end of period	$687.4	$353.2

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 27, 2005 and November 28, 2004

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

Stock-Based Compensation – The company has stockholder-approved stock option plans which provide for granting of options to employees for purchase of common stock at prices equal to the fair value at the time of grant.  The company accounts for its employee stock option plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.  Accordingly, no stock-based compensation expense is reflected in net income for stock options granted.  The company issues stock under various stock-based compensation arrangements approved by stockholders, including restricted stock, other share-based awards and stock issued in lieu of cash bonuses.  The value of restricted stock and other share-based awards, equal to fair value at the time of grant, is amortized as compensation expense over the vesting period.  Stock issued in lieu of cash bonuses is recognized as compensation expense as earned.  In addition, the company grants restricted share equivalents.  The restricted share equivalents are credited with appreciation or depreciation in the company’s stock during the restriction period and will be settled in cash when the restriction period ends.  The company amortizes the expense associated with the restricted share equivalents over the period of restriction.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 27, 2005 and November 28, 2004

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

	Thirteen weeks ended		Twenty-six weeks ended
	November 27, 2005	November 28, 2004	November 27, 2005	November 28, 2004
Net income, as reported	$163.1	$239.6	$515.2	$374.3
Add: Stock-based employee compensation included in reported net income, net of related tax effects	1.6	3.9	4.2	7.4
Deduct: Total stock-based compensation expense determined under fair value based method, net of related tax effects	(4.3)	(8.2)	(9.5)	(15.9)
Pro forma net income	$160.4	$235.3	$509.9	$365.8

Earnings per share:
Basic earnings per share – as reported	$0.31	$0.47	$0.99	$0.73
Basic earnings per share – pro forma	$0.31	$0.46	$0.98	$0.71

Diluted earnings per share – as reported	$0.31	$0.46	$0.99	$0.72
Diluted earnings per share – pro forma	$0.31	$0.45	$0.98	$0.71

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

The following details the income tax expense (benefit) on components of other comprehensive income (loss):

	Thirteen weeks ended		Twenty-six weeks ended
	November 27, 2005	November 28, 2004	November 27, 2005	November 28, 2004
Net derivative adjustment	$1.9	$5.4	$18.4	$(9.5)
Unrealized gains (losses) on available-for-sale securities	1.9	25.9	(9.7)	26.0
Less: reclassification adjustment for gains included in net income	—	—	(54.8)	—
	$3.8	$31.3	$(46.1)	$16.5

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 27, 2005 and November 28, 2004

(columnar dollars in millions except per share amounts)

Reclassifications – Certain reclassifications have been made to prior year amounts to conform to current year classifications.  The company has reclassified the fair value of certain derivative contracts for which it does not have the legal right of offset, which had previously been presented on a net basis, to a gross presentation within prepaid expenses and other current assets and other accrued liabilities.  This change in presentation resulted in an increase to both prepaid expenses and other current assets and other accrued liabilities of $251.1 million and $117.6 million as of May 29, 2005 and November 28, 2004, respectively.

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

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 27, 2005 and November 28, 2004

(columnar dollars in millions except per share amounts)

Use of Estimates — Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions.  These estimates and assumptions affect reported amounts of assets, liabilities, revenues and expenses as reflected in the financial statements.  Actual results could differ from these estimates.

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

UAP North America Divestiture

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

For the Twenty-six Weeks ended November 27, 2005 and November 28, 2004

(columnar dollars in millions except per share amounts)

Specialty Meats Divestiture

In the fourth quarter of fiscal 2005, the company implemented a plan to exit the specialty meats foodservice business.  The company closed a manufacturing facility in Alabama, sold its operations in California and, in the first quarter of fiscal 2006, completed the sale of its operations in Illinois.  Upon the sale of the Illinois operations, the company has substantially no remaining specialty meats foodservice operations.  Accordingly, the company removed the results of these businesses from the Foodservice Products reporting segment and reflects the results of these businesses as discontinued operations for all periods presented.

The company recorded charges in the third and fourth quarters of fiscal 2005, reducing the carrying values of the assets at the Alabama and Illinois facilities to their expected salvage values.  During the first quarter of fiscal 2006, the company sold these facilities and recognized pre-tax gains within results of discontinued operations totaling approximately $6 million.

Fresh Beef and Pork Divestitures

In September 2002, the company sold a controlling interest in its fresh beef and pork operations to a joint venture led by Hicks, Muse, Tate & Furst Incorporated (“Hicks Muse”).  The fresh beef operations sold to the joint venture included a beef processing business as well as a cattle feeding business.  The company reported its share of the earnings associated with its minority ownership of the joint venture as equity method investment earnings.  The company sold its remaining minority interest investment in the beef and pork processing business (“Swift Foods”) to Hicks Muse in September 2004.  Due to the purchase price of the cattle feeding business being entirely financed by the company, the legal divestiture of the cattle feeding operation was not recognized as a divestiture for accounting purposes, and the assets, liabilities and results of operations of the cattle feeding business were reflected in the company’s financial statements prior to October 15, 2004.  On September 24, 2004, the company reached an agreement with affiliates of Swift Foods by which the company took control and ownership of approximately $300 million of the net assets of the cattle feeding business, including feedlots and live cattle.  On October 15, 2004, the company sold the feedlots to Smithfield Foods for approximately $70 million.  These transactions resulted in a gain of approximately $19 million (net of taxes of $11.6 million).  The company retained live cattle inventory and related derivative instruments and liquidated those assets in an orderly manner over the succeeding several months.  Beginning September 24, 2004, the assets, liabilities and results of operations, including the gain on sale, of the cattle feeding business are classified as discontinued operations.

The company continues to hold subordinated notes in the original principal amount of $150 million plus accrued interest of $42.6 million from Swift Foods.  During the company’s fourth quarter of fiscal 2005, Swift Foods effected changes in its capital structure.  As a result of those changes, the company determined that the fair value of the subordinated notes was impaired.  The company believes this impairment of an available-for-sale security is temporary.  As such, the company has reduced the carrying value of the note by $35.4 million and recorded cumulative after-tax charges of $21.9 million in accumulated other comprehensive income.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 27, 2005 and November 28, 2004

(columnar dollars in millions except per share amounts)

Summary results of operations of the former Agricultural Products segment, the chicken business, the Portuguese poultry businesses, the specialty meats foodservice business and the cattle feeding business included within discontinued operations are as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	November 27, 2005	November 28, 2004	November 27, 2005	November 28, 2004
Net sales	$1.4	$250.2	$17.5	$479.1
Long-lived asset impairment charge	$—	$(24.4)	$—	$(25.6)
Income (loss) from operations of discontinued operations before income taxes	0.3	1.6	5.4	7.3
Net gain from disposal of businesses	—	31.3	—	31.3

Income before income taxes	0.3	8.5	5.4	13.0

Income tax expense	(0.1)	(14.5)	(0.4)	(16.7)
Income (loss) from discontinued operations, net of tax	$0.2	$(6.0)	$5.0	$(3.7)

The assets and liabilities of the former Agricultural Products segment and the specialty meats foodservice business as of November 27, 2005, May 29, 2005 and November 28, 2004 are as follows:

	November 27,	May 29,	November 28,
	2005	2005	2004

Receivables, less allowances for doubtful accounts	$2.0	$0.9	$129.4
Inventories	0.2	28.5	269.6
Prepaid expenses and other current assets	—	—	3.6
Current assets of discontinued operations	$2.2	$29.4	$402.6

Property, plant and equipment, net	$—	$3.9	$40.7
Goodwill and other intangibles	—	—	8.0
Other assets	—	—	0.9
Noncurrent assets of discontinued operations	$—	$3.9	$49.6

Notes payable	$—	$—	$23.5
Accounts payable	0.6	6.1	94.9
Other accrued liabilities and advances on sales	0.6	4.1	22.3
Current liabilities of discontinued operations	$1.2	$10.2	$140.7

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 27, 2005 and November 28, 2004

(columnar dollars in millions except per share amounts)

3.             Goodwill and Other Identifiable Intangible Assets

Goodwill by reporting segment was as follows:

	November 27, 2005	May 29, 2005	November 28, 2004
Retail Products	$3,473.8	$3,477.7	$3,485.0
Foodservice Products	282.6	283.2	283.0
Food Ingredients	36.3	36.8	36.8
Total	$3,792.7	$3,797.7	$3,804.8

Other identifiable intangible assets were as follows:

	November 27, 2005		May 29, 2005		November 28, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$790.5	$—	$790.5	$—	$798.2	$—
Amortizing intangible assets	42.8	14.6	42.1	12.9	39.7	11.7
	$833.3	$14.6	$832.6	$12.9	$837.9	$11.7

Non-amortizing intangible assets are comprised of the following balances:

	November 27, 2005	May 29, 2005	November 28, 2004
Brands/Trademarks	$769.6	$769.6	$776.6
Pension Intangible Asset	19.5	19.5	20.2
Miscellaneous	1.4	1.4	1.4
Total non-amortizing intangible assets	$790.5	$790.5	$798.2

Amortizing intangible assets, carrying a weighted average life of approximately 16 years, are principally composed of licensing arrangements and customer lists.  Based on amortizing assets recognized in the company’s balance sheet as of November 27, 2005, amortization expense is estimated to be approximately $3.0 million for each of the next five years.

4.             Derivative Financial Instruments

The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities.  As of November 27, 2005, May 29, 2005 and November 28, 2004, the fair value of derivatives recognized within prepaid expenses and other current assets was $357.5 million, $300.2 million and $125.8 million, respectively,

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 27, 2005 and November 28, 2004

(columnar dollars in millions except per share amounts)

while the amount recognized within other accrued liabilities was $209.3 million, $266.9 million and $141.2 million, respectively.

For the quarters ending November 27, 2005 and November 28, 2004, the ineffectiveness associated with derivatives designated as cash flow and fair value hedges from continuing operations resulted in a gain of $9.4 million and a gain of $0.1 million, respectively.  Hedge ineffectiveness is recognized within net sales, cost of goods sold or interest expense, depending on the nature of the hedge.  The company does not exclude any component of the hedging instrument’s gain or loss when assessing effectiveness.

Generally, the company hedges a portion of its anticipated consumption of certain commodity inputs for periods ranging from 12 to 36 months.  The company may enter into longer-term hedges on particular commodities if deemed appropriate.  As of November 27, 2005, the company had hedged certain portions of its anticipated consumption of commodity inputs through March 2008.

As of November 27, 2005, May 29, 2005 and November 28, 2004, the net deferred gain or loss recognized in accumulated other comprehensive income was a $37.4 million gain, a $7.7 million gain and a $7.0 million loss, net of tax, respectively. The company anticipates a gain of $18.8 million, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings over the next 12 months.  The company anticipates a gain of $18.6 million, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings subsequent to the next 12 months.

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

Of the $2.5 billion interest rate swaps closed out in fiscal 2004, $2.0 billion of the interest rate swaps had been used to effectively convert certain of the company’s fixed rate debt into floating rate debt.  These interest rate swaps were accounted for as fair value hedges and resulted in no recognition of ineffectiveness in the statement of earnings as the interest rate swaps’ provisions matched the applicable provisions of the hedged debt.  The remaining $500 million portion of the company’s interest rate swaps was used to hedge certain of the company’s forecasted interest payments on floating rate debt for the period from 2005 through 2011.  These interest rate swaps were accounted for as cash flow hedges with gains and losses deferred in accumulated other comprehensive income.  During the second quarter of fiscal 2005, the company determined it was no longer probable that the related floating rate debt would be issued and therefore the company recognized approximately $13.6 million of additional interest expense associated with this interest rate swap.  The company’s net interest expense was reduced by $3.0 million and $7.0 million due to the net impact of interest rate swap agreements in the second quarter and first half of fiscal 2006, respectively and was increased by $3.7 million and reduced by $10.6 million in the comparable periods of fiscal 2005.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 27, 2005 and November 28, 2004

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

The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	Thirteen weeks ended		Twenty-six weeks ended
	November 27, 2005	November 28, 2004	November 27, 2005	November 28, 2004
Net income:
Income from continuing operations	$162.9	$245.6	$510.2	$378.0
Income (loss) from discontinued operations, net of tax	0.2	(6.0)	5.0	(3.7)
Net income	$163.1	$239.6	$515.2	$374.3

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	518.7	513.7	518.4	515.7
Add: Dilutive effect of stock options, restricted stock awards and other dilutive securities	2.3	3.8	2.4	4.0
Diluted weighted average shares outstanding	521.0	517.5	520.8	519.7

For the second quarter and first half of fiscal 2006 there were 13.0 million and 13.4 million stock options outstanding that were excluded from the computation of shares contingently issuable upon exercise of the stock options because exercise prices exceeded the average market value of common stock during the period.  For the second quarter and first half of fiscal 2005, 7.6 million and 7.0 million stock options were excluded from the calculation.

6.             Inventories

The major classes of inventories are as follows:

	November 27, 2005	May 29, 2005	November 28, 2004
Raw materials and packaging	$1,293.8	$1,013.0	$1,277.4
Work in progress	114.4	79.7	129.1
Finished goods	1,329.6	1,382.4	1,287.5
Supplies and other	112.3	139.4	211.6
	$2,850.1	$2,614.5	$2,905.6

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 27, 2005 and November 28, 2004

(columnar dollars in millions except per share amounts)

7.             Cost Reduction Efforts

In fiscal 2004, the company identified specific operating efficiency initiatives as part of an effort to improve the company’s cost structure, margins and competitive position.  As a result of these specific initiatives, the company recognized certain expenses during fiscal 2004 and 2005, including employee termination costs, accelerated depreciation on fixed assets, equipment/employee relocation costs, asset impairments and other related costs.  The company recognized $3.5 million and $17.1 million of expenses in the second quarter and first half, respectively, of fiscal 2005 for these initiatives.  These costs were primarily incurred in the Retail Products segment.

As part of the company’s ongoing efforts to reduce general and administrative expenses, including salaried headcount, during the fourth quarter of fiscal 2005 the company announced it was in the process of eliminating several hundred salaried jobs across the organization and recognized $42.7 million of severance expense primarily within its Retail Products segment and Corporate.  The headcount reductions were largely completed during the first quarter of fiscal 2006.  As of November 27, 2005, $11.8 million was included in other accrued liabilities in the company’s consolidated balance sheet for the settlement of severance costs.  These liabilities are expected to be paid over the next several months.

8.             Plant Closure Charges and Asset Impairments

During the second quarter and first half of fiscal 2006, the company determined that the carrying value of its investments in two unrelated joint ventures were other-than-temporarily impaired and therefore recognized pre-tax impairment charges totaling $23.8 million (for which no income tax benefit has been recognized) and $43.2 million ($41.2 million after tax), respectively.  These charges are reflected in equity method investment earnings (loss) in the consolidated statements of earnings.  The extent of the impairments was determined based upon the company’s assessment of the recoverability of its investments based primarily upon the expected proceeds of planned dispositions of the investments.

As a result of a Retail Products plant closure in the first quarter of fiscal 2006, the company recognized pre-tax charges of $6.5 million, primarily for expenses related to severance and accelerated depreciation.  In the second quarter of fiscal 2006, the company recognized pre-tax charges of $2.6 million in connection with severance costs at a production facility within the Food Ingredients segment.

9.             Income Taxes

In the second quarters of fiscal 2006 and 2005, the company’s income tax expense was $106.2 million and $151.3 million, respectively.  The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately 39.5% and 37.0% for the second quarter and first half of fiscal 2006, respectively, and 38.1% for the second quarter and first half of fiscal 2005.  The company’s effective tax rate was higher in the second quarter of fiscal 2006 than in the second quarter of fiscal 2005 due to the impact of the $23.8 million impairment of a foreign equity method investment during the quarter for which no tax benefit has been recognized.  The company’s effective tax rate was lower in the first half of fiscal 2006 than in the first half of fiscal 2005 due to the impact of foreign taxes and related tax credits, increased research and development tax credits, the benefit from the new domestic manufacturing deduction, and a lower effective state income tax rate, partially offset by the impairments of a foreign equity method investment for which no tax benefit has been recognized.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 27, 2005 and November 28, 2004

(columnar dollars in millions except per share amounts)

10.          Contingencies

In fiscal 1991, the company acquired Beatrice Company (“Beatrice”).  As a result of the acquisition and the significant pre-acquisition contingencies of the Beatrice businesses and its former subsidiaries, the consolidated post-acquisition financial statements of the company reflect significant liabilities associated with the estimated resolution of these contingencies.  These include various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by the company.  The environmental proceedings include litigation and administrative proceedings involving Beatrice’s status as a potentially responsible party at 31 Superfund, proposed Superfund or state-equivalent sites; these sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants.  Beatrice has paid or is in the process of paying its liability share at 30 of these sites.  Reserves for these matters have been established based on the company’s best estimate of its undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of Beatrice and other potentially responsible parties and its experience in remediating sites.  The reserves for Beatrice environmental matters totaled $109.0 million as of November 27, 2005, a majority of which relates to the Superfund and state equivalent sites referenced above.  Expenditures for these matters are expected to occur over a period of 5 to 20 years.

In certain limited situations, the company will guarantee an obligation of an unconsolidated entity.  Currently, the company guarantees certain obligations primarily associated with leases entered into by certain of its equity method investees and divested companies.  Under these arrangements, the company is obligated to perform should the primary obligor be unable to perform.  Most of these guarantees resulted from the company’s fresh beef and pork divestiture.  The terms of these arrangements do not exceed 10 years and the maximum amount of future payments the company has guaranteed is approximately $52.0 million as of November 27, 2005.  The company has also assigned a hog purchase contract to the beef and pork business which has indemnified the company for all liabilities under the contract.  The company has, however, guaranteed the performance of the fresh beef and pork business with respect to the hog purchase contract.  The hog purchase contract requires the fresh beef and pork business to purchase a minimum of approximately 1.2 million hogs annually through 2014.  The contract stipulates minimum price commitments, based in part on market prices and, in certain circumstances, also includes price adjustments based on certain inputs.

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

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 27, 2005 and November 28, 2004

(columnar dollars in millions except per share amounts)

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

Components of pension benefit and other postretirement benefit costs are:

	Pension Costs
	Thirteen weeks ended		Twenty-six weeks ended
	November 27, 2005	November 28, 2004	November 27, 2005	November 28, 2004
Service cost	$15.9	$14.7	$31.8	$29.4
Interest cost	31.4	30.8	62.8	61.6
Expected return on plan assets	(32.4)	(32.8)	(64.8)	(65.6)
Amortization of prior service cost	0.7	0.6	1.4	1.2
Amortization of transition amount	—	—	—	(0.1)
Recognized net actuarial loss	4.6	2.5	9.3	5.1

Benefit cost – company plans	20.2	15.8	40.5	31.6
Pension benefit cost – multi-employer plans	2.2	2.2	4.2	4.5
Total benefit cost	$22.4	$18.0	$44.7	$36.1

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 27, 2005 and November 28, 2004

(columnar dollars in millions except per share amounts)

	Postretirement Costs
	Thirteen weeks ended		Twenty-six weeks ended
	November 27, 2005	November 28, 2004	November 27, 2005	November 28, 2004
Service cost	$0.6	$0.8	$1.2	$1.8
Interest cost	5.4	7.0	10.7	14.4
Expected return on plan assets	—	(0.1)	(0.1)	(0.2)
Amortization of prior service cost	(3.3)	(1.9)	(6.5)	(2.1)
Recognized net actuarial loss	2.0	2.5	4.0	4.4
Benefit cost – company plans	$4.7	$8.3	$9.3	$18.3

During the second quarter and first half of fiscal 2006, the company contributed $2.1 million and $26.1 million, respectively, to the company’s pension plans and contributed $12.1 million and $26.1 million to the company’s other postretirement plans.  The company anticipates making further contributions of approximately $8.7 million to its pension plans for the remainder of fiscal 2006.  The company anticipates making further contributions of approximately $24.0 million to its postretirement plans during the remainder of fiscal 2006.  These estimates are based on current tax laws, plan asset performance and liability assumptions, which are subject to change.

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

Operating profit for the first quarter of fiscal 2006 at the Retail Products segment included a $6.5 million pre-tax charge related to a plant closure.

General corporate expenses for the second quarter and first half of fiscal 2006 include approximately $19 million of costs for the accelerated recognition of compensation in connection with the recent transition of certain executives.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 27, 2005 and November 28, 2004

(columnar dollars in millions except per share amounts)

	Thirteen weeks ended
	November 27, 2005	November 28, 2004
Sales to unaffiliated customers
Retail Products	$2,299.5	$2,485.4
Foodservice Products	822.7	832.4
Food Ingredients	688.0	691.3
Total	$3,810.2	$4,009.1

Intersegment sales
Retail Products	$4.4	$5.3
Foodservice Products	16.0	18.2
Food Ingredients	53.4	56.0
	73.8	79.5
Intersegment elimination	(73.8)	(79.5)
Total	$—	$—

Net sales
Retail Products	$2,303.9	$2,490.7
Foodservice Products	838.7	850.6
Food Ingredients	741.4	747.3
Intersegment elimination	(73.8)	(79.5)
Total	$3,810.2	$4,009.1

Operating profit
Retail Products	$310.5	$373.0
Foodservice Products	87.3	92.5
Food Ingredients	53.2	79.2
Total operating profit	451.0	544.7

General corporate expenses	103.0	77.1
Interest expense, net	62.2	85.8
Income tax expense	106.2	151.3
Equity method investment earnings (loss)	(16.7)	15.1

Income from continuing operations	$162.9	$245.6

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 27, 2005 and November 28, 2004

(columnar dollars in millions except per share amounts)

	Twenty-six weeks ended
	November 27, 2005	November 28, 2004
Sales to unaffiliated customers
Retail Products	$4,241.1	$4,499.6
Foodservice Products	1,612.6	1,624.6
Food Ingredients	1,319.4	1,268.1
Total	$7,173.1	$7,392.3

Intersegment sales
Retail Products	$9.6	$10.8
Foodservice Products	30.0	35.6
Food Ingredients	100.7	107.1
	140.3	153.5
Intersegment elimination	(140.3)	(153.5)
Total	$—	$—

Net sales
Retail Products	$4,250.7	$4,510.4
Foodservice Products	1,642.6	1,660.2
Food Ingredients	1,420.1	1,375.2
Intersegment elimination	(140.3)	(153.5)
Total	$7,173.1	$7,392.3

Operating profit
Retail Products	$521.2	$582.8
Foodservice Products	166.8	158.9
Food Ingredients	129.5	139.3
Total operating profit	817.5	881.0

Gain on sale of Pilgrim’s Pride Corporation common stock	329.4	—
General corporate expenses	176.0	140.7
Interest expense, net	130.3	159.2
Income tax expense	299.8	232.3
Equity method investment earnings (loss)	(30.6)	29.2

Income from continuing operations	$510.2	$378.0

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 27, 2005 and November 28, 2004

(columnar dollars in millions except per share amounts)

The company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 13% of consolidated net sales for the second quarter and first half of fiscal 2006 and 12% of consolidated net sales for the second quarter and first half of fiscal 2005, respectively, primarily in the Retail Products segment.

In December 2005, the company announced certain organizational changes including realignment of portions of the business operations and changes in management hierarchy.  The company is currently evaluating the potential impact of these changes on the future presentation of the company’s reportable segments.

13.          Senior Long-term Debt

Included in the current portion of long-term debt is $400 million of 7.125% senior debt due October 2026 due to the existence of a put option that is exercisable by the holders of the debt from August 1, 2006 to September 1, 2006.  Based on current market conditions, the company does not expect the holders to exercise the put option, and therefore expects to reclassify the $400 million balance to senior long-term debt in the second quarter of fiscal 2007, when the put option has expired.

In December 2005, ConAgra Foods elected to call for redemption the remaining $496 million of its 6% Notes due September 15, 2006.  The redemption will be completed in January 2006.

In December 2005, the company entered into a $1.5 billion 5-year revolving credit facility with a syndicate of financial institutions.  This new credit facility replaces the company’s $1.05 billion revolving credit facility, which was terminated upon the closing of the new facility.  The new facility contains provisions substantially identical to those in the facility it replaces.  The terms of the new facility provide that the company may request that the commitments available under the facility be increased by up to an additional $500 million and that the term of the facility be extended for additional one-year periods on an annual basis.

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

Following is management’s discussion and analysis of the company’s operating results as well as liquidity and capital resources which should be read together with the company’s financial statements and related notes contained in this report and with the financial statements and management’s discussion and analysis in the company’s annual report on Form 10-K for the fiscal year ended May 29, 2005.  Results for the thirteen and twenty-six week periods ended November 27, 2005 are not necessarily indicative of results that may be attained in the future.

Fiscal 2006 Second Quarter Executive Overview

ConAgra Foods is one of North America’s largest packaged food companies, serving consumer grocery retailers, as well as restaurants and other foodservice establishments.  Popular ConAgra Foods consumer brands include:  ACT II, Armour, Banquet, Blue Bonnet, Butterball, Chef Boyardee, Cook’s, Crunch ‘n Munch, DAVID, Decker, Eckrich, Egg Beaters, Fleischmann’s, Gulden’s, Healthy Choice, Hebrew National, Hunt’s, Kid Cuisine, Knott’s Berry Farm, La Choy, Lamb Weston, Libby’s, Lightlife, Louis Kemp, Lunch Makers, MaMa Rosa’s, Manwich, Marie Callender’s, Orville Redenbacher’s, PAM, Parkay, Pemmican, Peter Pan, Reddi-wip, Rosarita, Ro*Tel, Slim Jim, Snack Pack, Swiss Miss, Van Camp’s, Wesson, Wolf and many others.

During the second quarter of fiscal 2006, the company:

•      earned $0.31 per diluted share, which includes several items that impact comparability with prior year amounts. Second quarter fiscal 2005 diluted earnings per share were $0.46, which included $0.01 loss per diluted share from discontinued operations,

•      experienced a 5% reduction in net sales and 10% reduction in gross profit, largely due to competitive challenges and poor sales volumes within the Retail Products segment, combined with a less favorable environment for trading and merchandising operations within the Food Ingredients segment,

•      recognized charges of $0.05 per diluted share reflecting an impairment of an equity method investment and $0.02 per diluted share for accelerated recognition of compensation in connection with the recent transition of certain key executives.

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Multi-Year Marketing, Operating and Business Process Improvement Initiatives

ConAgra Foods continues to focus on sales and marketing, operating, and business process improvement initiatives that are key to profitable future growth, financial flexibility and stronger returns on capital.  The company, under new executive management, is reviewing all of these initiatives to develop plans for improvement.  The company continues to examine its brand portfolio strategy, its plans for more efficient operations, the appropriate level of brand investment and its organizational structure.  The company intends to finalize its plans and discuss those plans publicly in March 2006.

Sale of Pilgrim’s Pride Corporation Common Stock

During the first quarter of fiscal 2006, the company sold its remaining 15.4 million shares of Pilgrim’s Pride Corporation common stock for $482 million, resulting in a pre-tax gain of $329 million.  These shares had been received as a portion of the proceeds for the sale of the company’s discontinued poultry operations in November 2003.

Opportunities and Challenges

The company believes that its sales and marketing and operating initiatives will favorably influence future profits, profit margins and returns on capital.  Because of the scope of change underway, there is risk in successfully implementing these broad change initiatives.

The company has, over the past several quarters, experienced increased costs for many of its significant raw materials, packaging and energy inputs.  When appropriate, the company uses long-term purchase contracts, futures and options to reduce the volatility of these costs.  The company has also recently implemented sales price increases for certain products, and in some instances these price increases contributed to decreased sales volumes.  The company will continue to evaluate its pricing strategies based on raw material cost trends, expected impact on sales volumes and other factors.

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

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

ingredients, seasonings, blends and flavorings, which are sold to food processors, as well as certain commodity trading, sourcing and merchandising operations.

Net Sales

($ in millions)

	Net Sales
	Thirteen weeks ended			Twenty-six weeks ended
Reporting Segment	November 27, 2005	November 28, 2004	Percentage Inc / (Dec)	November 27, 2005	November 28, 2004	Percentage Inc / (Dec)
Retail Products	$2,299	$2,486	(8)%	$4,241	$4,499	(6)%
Foodservice Products	823	832	(1)%	1,613	1,625	(1)%
Food Ingredients	688	691	—	1,319	1,268	4%
	$3,810	$4,009	(5)%	$7,173	$7,392	(3)%

Net sales for the second quarter of fiscal 2006 were $3.8 billion, a decrease of $199 million, or 5%, from the same period in the prior fiscal year.  Net sales for the first half of fiscal 2006 were $7.2 billion, a decrease of $219 million, or 3%, from the same period in the prior fiscal year.  These decreases were driven primarily by the declines in sales volume in the Retail Products segment of 5% and 4% in the second quarter and first half of fiscal 2006, respectively.

Retail Products net sales for the second quarter were $2.3 billion, a decrease of $187 million, or 8%, compared to the same period in the prior year.  Sales volumes declined by 5%, reflecting competitive challenges, poor execution of brand growth initiatives, and unusually strong performance in the second quarter of fiscal 2005.  Major brands which posted sales growth included ACT II, Blue Bonnet, Butterball, Kid Cuisine, Marie Callender’s, Reddi-wip and Ro*Tel.  Major brands which posted declines in sales included Armour, Banquet, Cook’s, DAVID, Eckrich, Egg Beaters, Healthy Choice, Hebrew National, Hunt’s, La Choy, Orville Redenbacher’s, PAM, Parkay, Peter Pan, Slim Jim, Snack Pack, Swiss Miss, Van Camp’s and Wesson.

Retail Products net sales in the first half of fiscal 2006 were $4.2 billion, a decrease of $258 million, or 6%, from the same period in the prior fiscal year, driven by the same factors noted above.

Foodservice Products net sales were $823 million in the second quarter of fiscal 2006 and $832 million in the same period of the prior year.  Net sales in the first half of fiscal 2006 were $1.6 billion, essentially unchanged as compared to prior year net sales.  Results reflect improved sales volumes to key customers in specialty potato products, offset by decreased volume and pricing from the company’s culinary products and a less favorable sales mix.

Food Ingredients net sales were $688 million in the second quarter of fiscal 2006, essentially unchanged from the same period in the prior year, reflecting improved sales volumes in the company’s flour and oat milling operations, offset by a less favorable environment for the company’s commodity trading and merchandising operations.  Net sales increased $51 million to $1.3 billion in the first half of fiscal 2006.  Increased net sales reflect a favorable environment for trading and merchandising of commodities including petroleum products, natural gas, grain and fertilizer in the first quarter of fiscal 2006 and improved sales volumes in the company’s milling operations.

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Gross Profit

(Net sales less cost of goods sold)

($ in millions)

	Gross Profit
	Thirteen weeks ended			Twenty-six weeks ended
Reporting Segment	November 27, 2005	November 28, 2004	Percentage Inc / (Dec)	November 27, 2005	November 28, 2004	Percentage Inc / (Dec)
Retail Products	$568	$631	(10)%	$1,040	$1,107	(6)%
Foodservice Products	144	145	(1)%	279	266	5%
Food Ingredients	95	125	(24)%	216	211	2%
	$807	$901	(10)%	$1,535	$1,584	(3)%

The company’s gross profit for the second quarter of fiscal 2006 was $807 million, a decrease of 10% from the same period in the prior year.  Gross profit for the first half of fiscal 2006 decreased $49 million from the first half of fiscal 2005 to $1.5 billion.  Lower gross profits were significantly impacted by the lower sales volumes in the Retail Products segment.  Gross profits in the second quarter and first half of fiscal 2006 were also significantly impacted by fluctuating market conditions in the company’s commodity trading and merchandising operations.

Retail Products gross profit for the second quarter of fiscal 2006 was $568 million, a decrease of $63 million, or 10%, from the same period in the prior year.  Gross profit for the first half of fiscal 2006 was $1.0 billion, a decrease of $67 million from the same period in the prior fiscal year.  The decrease in gross profit is largely due to lower sales volumes, discussed above, as well as less favorable product mix.  Gross profit has been negatively impacted by increased costs of fuel and energy, transportation and warehousing, steel and other packaging materials.  Gross profit was also negatively impacted by approximately $8 million of costs associated with a recent recall of the company’s ready-to-eat lunch kits.  Gross profit for the processed meats operations were below levels from the prior year.  Profits for the processed meats operations were below year-ago levels, but lower pork input costs and better net pricing policies are driving improving trends for these operations.

Foodservice Products gross profit was $144 million for the second quarter of fiscal 2006, essentially unchanged from the same period of the prior year.  Gross profit was $279 million in the first half of fiscal 2006, an increase of $13 million, or 5%, from same period of the prior year.  Gross profit is reflective of $6 million and $17 million of unfavorable production costs associated with a planned plant consolidation in the second quarter and first half of fiscal 2005, respectively.  In the second quarter of fiscal 2006, gross profit improvement in the specialty potato operations, due to increased sales volumes to key customers, was largely offset by lower profits from the seafood operations due to higher raw material and transportation costs.

Food Ingredients gross profit for the second quarter of fiscal 2006 decreased $30 million, or 24%, to $95 million.  Gross profit increased $5 million, or 2%, to $216 million for the first half of fiscal 2006.  The company’s commodity trading and merchandising operations contributed $37 million and $106 million of gross profit in the second quarter and first half of fiscal 2006, respectively, and nearly $70 million and $114 million in the comparable periods of the prior year, reflecting less favorable current year market conditions.  Gross profit in the first quarter of fiscal 2006 was significantly higher than in the comparable period of the prior year due to very favorable market conditions, primarily in crude oil and natural gas markets.

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

	Gross Margin Percent
	Thirteen weeks ended		Twenty-six weeks ended
	November 27,	November 28,	November 27,	November 28,
Reporting Segment	2005	2004	2005	2004
Retail Products	25%	25%	25%	25%
Foodservice Products	17%	17%	17%	16%
Food Ingredients	14%	18%	16%	17%
Total	21%	22%	21%	21%

The company’s gross margin (gross profit as a percentage of net sales) for the second quarter of fiscal 2006 was 21%, as compared to 22% for the same period in the prior year, primarily reflecting the impact of the lower margins realized in the Food Ingredients segment resulting from reduced profits in the trading and merchandising operations.

Selling, General and Administrative Expenses (includes general corporate expense)

Selling, general and administrative expenses totaled $459 million for the second quarter of fiscal 2006, an increase of $26 million, or 6%, as compared to the same period in the prior year.  Selling, general and administrative expenses totaled $893 million for the first half of fiscal 2006, an increase of $50 million, or 6%, as compared to the same period in the prior fiscal year.  Second quarter 2006 results include $19 million of costs for the accelerated recognition of compensation in connection with the recent transition of certain executives.  The company has also incurred increased income tax-related and other professional fees and higher pension expense, partially offset by lower salaries and benefits due to recent headcount reductions.

Operating Profit (Earnings before general corporate expense, interest expense, net, gain on the sale of Pilgrim’s Pride Corporation common stock, income taxes and equity method investment earnings)

($ in millions)

	Operating Profit
	Thirteen weeks ended			Twenty-six weeks ended
Reporting Segment	November 27, 2005	November 28, 2004	Percentage Inc / (Dec)	November 27, 2005	November 28, 2004	Percentage Inc / (Dec)
Retail Products	$311	$373	(17)%	$521	$583	(11)%
Foodservice Products	87	93	(6)%	167	159	5%
Food Ingredients	53	79	(33)%	130	139	(6)%

Retail Products operating profit for the second quarter of fiscal 2006 was $311 million, a decrease of $62 million, or 17%, from the same period in the prior year.  Operating profit for the first half of fiscal 2006 was $521 million, a decrease of $62 million, or 11%, from the same period in the prior year.  Lower operating profit is reflective of reduced gross profit for the reasons cited in the Gross Profit discussion, above.

For the second quarter of fiscal 2006, Foodservice Products operating profit was $87 million, compared with $93 million for the second quarter of the prior fiscal year.  Operating profit for the first half of fiscal 2006 was $167 million, an increase of $8 million, or 5%, from the same period in the prior year. Operating profit is reflective of $6 million and $17 million of unfavorable production costs associated with a planned plant consolidation in the second quarter and first half of fiscal 2005, respectively.  The first half

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

of fiscal 2005 also includes the impact of $4 million of costs of implementing the company’s operational efficiency initiatives.

Food Ingredients operating profit for the second quarter of fiscal 2006 was $53 million, a decrease of $26 million, or 33%, from the same period in the prior year.  Operating profit for the first half of fiscal 2006 was $130 million, a decrease of $9 million, or 6%, from the same period in the prior year.  Improved gross profit was more than offset by increased selling, general and administrative costs, primarily relating to compensation costs.

Interest Expense, Net

Net interest expense was $62 million and $86 million in the second quarters of fiscal 2006 and 2005, respectively.  Net interest expense was $130 million and $159 million for the first half of fiscal 2006 and 2005, respectively.  Net interest expense was lower as a result of reduced debt balances, increased short-term investment balances, and the impact of previously terminated interest rate swap agreements.

During fiscal 2004, the company closed out all of its interest rate swap agreements in order to lock-in existing favorable interest rates.  These interest rate swap agreements were previously put in place as a strategy to hedge interest costs associated with long-term debt.  For financial statement purposes, the benefit associated with the termination of most of the interest rate swap agreements continues to be recognized over the term of the debt instruments originally hedged.  The company’s net interest expense was reduced by $3 million and $7 million due to these interest rate swap agreements in the second quarter and first half of fiscal 2006, respectively, and was increased by $4 million and reduced by $11 million in the second quarter and first half of fiscal 2005, respectively.

During the second quarter of fiscal 2005, the company recognized approximately $14 million of additional interest expense associated with one of the previously terminated interest rate swaps.  The company had previously deferred this amount in accumulated other comprehensive income as the interest rate swap was being used to hedge the interest payments associated with the forecasted issuance of debt.  During the second quarter the company determined it was no longer probable such debt would be issued and immediately recognized the entire deferred amount within interest expense.

Gain on Sale of Pilgrim’s Pride Corporation Common Stock

During the first quarter of fiscal 2006, the company sold its remaining 15.4 million shares of Pilgrim’s Pride Corporation common stock for $482 million, resulting in a pre-tax gain of $329 million.

Income Taxes

In the second quarters of fiscal 2006 and 2005, the company’s income tax expense was $106.2 million and $151.3 million, respectively.  The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately 39.5% and 37.0% for the second quarter and first half of fiscal 2006, respectively, and 38.1% for the second quarter and first half of fiscal 2005.  The company’s effective tax rate was higher in the second quarter of fiscal 2006 than in the second quarter of fiscal 2005 due to the impact of the $23.8 million impairment of a foreign equity method investment during the quarter for which no tax benefit has been recognized.  The company’s effective tax rate was lower in the first half of fiscal 2006 than in the first half of fiscal 2005 due to the impact of foreign taxes and related tax credits, increased research and development tax credits, the benefit from the new domestic manufacturing deduction, and a lower effective state income tax rate, partially

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

offset by the impairments of a foreign equity method investment for which no tax benefit has been recognized.

Equity Method Investment Earnings (Loss)

Equity method investment losses for the second quarter and first half of fiscal 2006 were $17 million and $31 million, respectively.  During the first quarter of fiscal 2006, the company determined that the carrying value of its investments in two unrelated joint ventures were other-than-temporarily impaired and therefore recognized pre-tax impairment charges totaling $19 million ($17 million after tax).  The extent of the impairments was determined based upon the company’s assessment of the recoverability of its investments based primarily upon the expected proceeds of planned dispositions of the investments.  In the second quarter of fiscal 2006, the company recognized an additional impairment charge of $23.8 million in connection with a further decline in the estimated recoverable value of one of the joint ventures.  No tax benefit has been recognized for this impairment charge, as the ultimate tax deductibility of losses incurred from the eventual disposal of this joint venture is uncertain.  Equity method investment earnings were $15 million and $29 million in the second quarter and first half of fiscal 2005, respectively, which included $1 million and $7 million of earnings, respectively, from the company’s equity interest in Swift Foods, an investment which was divested in the second quarter of fiscal 2005.

Discontinued Operations

There was no material income or loss from discontinued operations in the second quarter of fiscal 2006.  The first half of fiscal 2006 includes after tax income of $5 million from discontinued operations.  The company incurred losses of $6 million and $4 million from discontinued operations in the second quarter and first half of fiscal 2005, respectively.

Earnings Per Share

The company earned $0.31 and $0.99 per diluted share in the second quarter and first half of fiscal 2006, respectively.  The diluted earnings per share for the first half of fiscal 2006 include $0.40 per diluted share gain from the sale of the company’s remaining investment in Pilgrim’s Pride Corporation common stock and $0.01 per diluted share of earnings from discontinued operations.  Earnings per diluted share were $0.46 and $0.72 for the second quarter and first half of fiscal 2005, respectively.

Liquidity and Capital Resources

Sources of Liquidity and Capital

The company’s primary financing objective is to maintain a prudent capital structure while providing the flexibility to pursue its growth objectives.  The company currently uses short-term debt principally to finance ongoing operations, including its trade working capital (accounts receivable plus inventory, less accounts payable, accrued expenses and advances on sales) needs and a combination of equity and long-term debt to finance both its base trade working capital needs and its noncurrent assets.

Commercial paper borrowings (usually less than 30 days maturity) are reflected in the company’s consolidated balance sheets within notes payable.  As of the end of the company’s second quarter of fiscal 2006, the company maintained a $1.05 billion revolving credit facility as a backup to the company’s commercial paper program.  The company has never drawn from the revolving credit facility.  In December 2005, the company entered into a $1.5 billion 5-year revolving credit facility with a syndicate of financial institutions.  This new credit facility replaces the company’s $1.05 billion revolving credit facility, which was

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

terminated upon entering into the new facility.  The new facility contains provisions substantially identical to those in the facility it replaces.  The terms of the new facility provide that the company may request that the commitments available under the facility be increased by up to an additional $500 million and that the term of the facility be extended for additional one-year periods on an annual basis.  The company is in compliance with the credit agreements’ financial covenants.  Management believes the company will maintain its current commercial paper credit rating for the foreseeable future, thus allowing the company’s continued issuance of commercial paper.  If the company were unable to access the short-term commercial paper market, the company could use its bank revolving credit facility to provide liquidity.

The company’s $1.5 billion revolving credit facility is with major domestic and international banks.  The interest rate for the revolving credit facilities are generally .30 to .35 percentage points higher than the interest rates for commercial paper.

The company’s overall level of interest-bearing debt as of the end of the second quarter of fiscal year 2006 totaled $4.4 billion, compared to $5.4 billion as of the end of the second quarter of fiscal 2005.  In December 2005, ConAgra Foods elected to call for redemption the remaining $496 million of its 6% Notes due September 15, 2006.  The redemption will be completed in January 2006.  As of the end of the second quarter of fiscal 2006, the company’s senior long-term debt ratings were all investment grade ratings.

In the first quarter of fiscal 2006, the company sold its remaining 15.4 million shares of Pilgrim’s Pride Corporation common stock to that company for $482 million.  The company recognized a pre-tax gain of approximately $329 million.

The company continues to evaluate opportunities to sell its $150 million subordinated notes receivable plus accrued interest of $43 million from the fresh beef and pork divestiture (which are reflected at a combined current fair value of approximately $157 million in the company’s balance sheet at November 27, 2005).

Cash Flows

During the first half of fiscal 2006, the company generated $480 million of cash, which was the net impact of $466 million generated by operating activities, $394 million generated by investing activities, and $380 million used in financing activities.

Cash generated from operating activities of continuing operations totaled $452 million in the first half of fiscal 2006, as compared to $397 million generated in the same period of the prior year.  The increased cash flow was largely the result of changes in working capital balances during the respective periods.  The company builds inventory balances due to normal seasonality of its business during the first half of each fiscal year.  This inventory build was more significant in fiscal 2005 than in fiscal 2006.  The company also generated significantly higher sales in the second quarter of fiscal 2005 than in the comparable period of fiscal 2006, thereby resulting in a more significant increase to accounts receivable balances.  Changes in balances of customer prepayments for products in the company’s Food Ingredients segment and changes in timing of income tax payments also resulted in increased operating cash flows in the first half of fiscal 2006.  Cash generated from operating activities of discontinued operations was approximately $14 million in the first half of fiscal 2006, as compared to $65 million in the first half of fiscal 2005.  The more significant cash flows from discontinued operations in fiscal 2005 are due to the sale of cattle inventory from the company’s discontinued cattle feeding operations during that period.  Cash flow from operating activities is one of the company’s primary sources of liquidity.

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Cash provided by investing activities of continuing operations totaled $381 million in the first half of fiscal 2006, versus cash used in investing activities of continuing operations of $47 million in the same period of fiscal 2005.  Investing activities for the first half of fiscal 2006 consisted primarily of proceeds of $482 million from the sale of 15.4 million shares of Pilgrim’s Pride Corporation common stock, offset by capital expenditures of $135 million.  Investing activities for the first half of fiscal 2005 consisted primarily of capital additions, partially offset by proceeds collected from the sale of the company’s minority interest investment in Swift Foods operations.  Cash provided by investing activities of discontinued operations totaled $13 million in the first half of fiscal 2006 and $99 million in the first half of fiscal 2005.  The company generated the majority of the cash from discontinued operations in fiscal 2005 from the sale of its discontinued cattle feeding operations.

Cash used in financing activities totaled $380 million in the first half of fiscal 2006, and $769 million in the first half of fiscal 2005.  During the first half of fiscal 2006 and 2005, the company paid dividends of $282 million and $269 million, respectively.  The company repaid $113 million and $322 million of long-term debt in the first half of fiscal 2006 and 2005, respectively.  Additionally, in the first half of fiscal 2005, the company repurchased $181 million of its common stock as part of its share repurchase program.

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

As a result of adopting FIN 46R, the company has consolidated the assets and liabilities of several entities from which it leases property, plant and equipment.  The company also deconsolidated ConAgra Capital, L.C., an indirectly controlled subsidiary of the company, resulting in the removal of the liabilities associated with preferred securities of subsidiary company of $175 million and the addition of $221 million of long-term debt and $46 million in other assets in the company’s consolidated balance sheets as of November 28, 2004.  The company redeemed the preferred securities of ConAgra Capital, L.C. in December 2004.  Due to the adoption of FIN 46R, the company reflects in its consolidated balance sheet as of November 27, 2005:  property, plant and equipment of $209 million, long-term debt of $219 million (including current maturities of $8 million), other assets of $12 million, and other noncurrent liabilities of $6 million.  The company has no other material obligations arising out of variable interests with unconsolidated entities.

Obligations and Commitments

As part of its ongoing operations, the company enters into arrangements that obligate the company to make future payments under contracts such as lease agreements, debt agreements and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as “take-or-pay” contracts).  The unconditional purchase obligation arrangements are entered into by the company in its normal course of business in order to ensure adequate levels of sourced product are available to the company.  Of these items, capital lease and debt obligations, which total $4.4 billion, are currently recognized as liabilities in the company’s consolidated balance sheet.  Operating lease obligations and unconditional purchase obligations, which total $1.0 billion,

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

are not recognized as liabilities in the company’s consolidated balance sheet in accordance with generally accepted accounting principles.

A summary of the company’s contractual obligations as of November 27, 2005 is as follows (including obligations of discontinued operations):

	Payments Due by Period
(in millions) Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt	$4,407.4	$920.4	$43.1	$803.3	$2,640.6
Lease obligations	725.7	106.7	201.4	123.4	294.2
Purchase obligations	255.0	69.4	116.7	40.2	28.7
Total	$5,388.1	$1,096.5	$361.2	$966.9	$2,963.5

The company is also contractually obligated to pay interest on its long-term debt obligations.  The weighted average interest rate of the long-term debt obligations outstanding as of November 27, 2005 was approximately 7.35%.  As part of its ongoing operations, the company also enters into arrangements that obligate the company to make future cash payments only upon the occurrence of a future event (e.g., guarantee debt or lease payments of a third party should the third party be unable to perform).  The following commercial commitments are not recognized as liabilities in the company’s consolidated balance sheet.  A summary of the company’s commitments, including commitments associated with the divested fresh beef and pork operations, as of November 27, 2005, is as follows:

	Amount of Commitment Expiration Per Period
(in millions) Other Commercial Commitments	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Guarantees	$52.0	$7.9	$20.7	$8.3	$15.1
Other commitments	3.6	1.1	0.3	0.2	2.0
Total	$55.6	$9.0	$21.0	$8.5	$17.1

The company’s total commitments of $56 million include approximately $36 million in guarantees and other commitments the company has made on behalf of the divested fresh beef and pork business.

The company has guaranteed the performance of the divested fresh beef and pork business with respect to a hog purchase contract.  The hog purchase contract requires the divested fresh beef and pork business to purchase a minimum of approximately 1.2 million hogs annually through 2014.  The contract stipulates minimum price commitments, based in part on market prices and in certain circumstances also includes price adjustments based on certain inputs.

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

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Accounting for Certain Derivative Instruments and Certain Hedging Activities (collectively “SFAS No. 133”).

The following table represents the fair value and scheduled maturity dates of such contracts outstanding as of November 27, 2005:

	Fair Value of Contracts as of November 27, 2005 net asset / (liability)
Source of Fair Value	Maturity less than 1 year	Maturity 1-3 years	Total Fair Value
Prices actively quoted	$97.2	$19.5	$116.7
Prices provided by other external sources	(7.3)	—	(7.3)
Prices based on other valuation models	—	—	—
Total fair value	$89.9	$19.5	$109.4

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

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Critical Accounting Estimates

A discussion of the company’s critical accounting estimates is in the “Management’s Discussion & Analysis” section of the company’s fiscal 2005 annual report on Form 10-K.  There have been no significant changes with respect to these policies during the first half of fiscal 2006.

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

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”).  SFAS No. 151 amends the guidance in ARB No. 43, Inventory Pricing, for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), requiring that those items be recognized as current-period expenses.  This statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The statement is effective for inventory costs incurred beginning in the company’s fiscal 2007.  Management is currently evaluating the impact that the adoption of this statement will have on the company’s consolidated financial position and results of operations.

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

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements.

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

Other than the changes noted below, there have been no material changes in the company’s market risk during the twenty-six weeks ended November 27, 2005.  For additional information, refer to the subsection “Quantitative and Qualitative Disclosures About Market Risk” in the “Management’s Discussion & Analysis” in Item 7A of the fiscal 2005 annual report on Form 10-K.

Commodity Market Risk

The company purchases commodity inputs such as wheat, corn, oats, soybean meal, soybean oil, petroleum products, natural gas and packaging materials to be used in its operations.  These commodities are subject to price fluctuations that may create price risk.  The company enters into commodity hedges to manage this price risk using physical forward contracts or derivative instruments.  ConAgra Foods has policies governing the hedging instruments its businesses may use.  These policies include limiting the dollar risk exposure for each of its businesses.  The company also monitors the amount of associated counter-party credit risk for all non-exchange-traded transactions.  In addition, the company purchases and sells certain commodities such as wheat, corn, cattle, hogs, soybeans, soybean meal, soybean oil, oats, petroleum products and natural gas in its trading operations.  The company’s trading activities are limited in terms of maximum dollar exposure and monitored to ensure compliance with its established policies.

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

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Based on the company’s net derivative positions at the end of the first and second quarter of fiscal 2006, the maximum potential loss of fair value resulting from a hypothetical change of 10% in market prices was as follows:

(in millions)
Processing
Grains/Foods	$12
Meats	1
Energy	43

Trading
Meats	$6
Energy	17

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

Based on the company’s processing-related net foreign currency derivative positions at the end of the first and second quarter of fiscal 2006, the maximum potential loss of fair value resulting from a hypothetical change of 10% in market prices was $18 million.  Based on the company’s trading-related net foreign currency derivative positions at the end of the first and second quarter of fiscal 2006, the maximum potential loss of fair value resulting from a hypothetical change of 10% in market prices was $9 million.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of November 27, 2005. Based on that evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weakness in internal control discussed below, the company’s disclosure controls and procedures were not effective as of November 27, 2005.

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

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

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

In connection with the company’s overall assessment of its internal control over financial reporting, the company has evaluated the effectiveness of its internal control over accounting for income taxes as of November 27, 2005, and has concluded that the material weakness in internal controls with respect to accounting for income taxes was not remediated as of November 27, 2005.  Management’s conclusion that the material weakness in accounting for income taxes existed as of November 27, 2005 was based on the following three factors:  (1) inadequate levels of staffing and technical expertise within the company’s tax department, (2) insufficient or ineffective tax-related review and approval practices, and (3) inadequate processes to establish and effectively reconcile income tax accounts.  These deficiencies, in the aggregate, were determined to be a material weakness.

Changes in Internal Control over Financial Reporting and Remediation Plans

The company has implemented significant remediation steps in connection with the previously reported material weakness in internal controls with respect to accounting for income taxes, including reorganization of the tax department, hiring of a new Vice President of Tax and other tax and tax accounting professionals, design of enhanced control processes over accounting for income taxes, implementation of certain enhanced control processes over accounting for income taxes, including general ledger account reconciliation processes, implementation of dual review procedures, and engagement of third party tax specialists to provide additional quality assurance.

As a consequence of the income tax weakness noted above, the company applied other procedures, principally manual checks and additional reviews, designed to improve the reliability of its accounting for income taxes.   The company will continue implementing its remediation plan and will monitor the improvements in the controls over accounting for income taxes to ensure remediation of the material weakness.

These remediation efforts have changed and improved the company’s internal control over financial reporting in the first half of fiscal 2006 in a manner that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.  The company is working toward the remediation of the material weakness in internal control over accounting for income taxes by the end of fiscal 2006.  Verification, however, of the effectiveness of this remediation will require year end testing which will occur during the preparation of the company’s fiscal 2006 consolidated financial statements.

During the first half of fiscal 2006, the company implemented process and information systems enhancements related to the management of its trade promotion activities in the Retail Products segment.  The process and systems enhancements have resulted in common trade management processes and controls across substantially all of the company’s domestic retail operations and are supported by an integrated, web-based software solution for planning and managing trade spending and customer-specific trade promotions.  These process and information systems enhancements have resulted in modifications to the internal controls over the sales, customer service and trade planning/spending processes.  Aside from such change, and changes related to the material weakness described above, there have been no

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

changes during the company’s fiscal quarter ended November 27, 2005 in the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

ConAgra Foods, Inc. and Subsidiaries

Part II – Other Information

Item 1.  Legal Proceedings

The company has reported certain information regarding legal proceedings in its Form 10-K for the fiscal year ended May 29, 2005 and Form 10-Q for the quarter ended August 28, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the total number of shares purchased during the second quarter of fiscal 2006, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that may yet be Purchased under the Program (2)

August 29 through September 25, 2005	50,078	$23.00	—	$399,900,000

September 26 through October 23, 2005	25,643	$23.72	—	$399,900,000

October 24 through November 27, 2005	—	NA	—	$399,900,000

Total Fiscal 2006 Second Quarter Activity	75,721	$23.24	—	$399,900,000

(1)  Amounts represent shares delivered to the company to pay the exercise price under stock options or to satisfy tax withholding obligations upon the exercise of stock options or vesting of restricted shares.

(2)  Pursuant to the share repurchase plan announced on December 4, 2003 of up to $1 billion.  The company has repurchased 22.1 million shares at a cost of $600 million through November 27, 2005.  This program has no expiration date.

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

Dated this 6th day of January, 2006.

ConAgra Foods, Inc. and Subsidiaries

Exhibit Index

EXHIBIT	DESCRIPTION	PAGE

12	Statement regarding computation of ratio of earnings to fixed charges	42

31.1	Section 302 Certificate of Chief Executive Officer	43

31.2	Section 302 Certificate of Chief Financial Officer	44

32.1	Section 906 Certificates	45