Form 10-Q
period 2006-02-26
CONAGRA FOODS INC /DE/
filed 2006-04-07
CIK 23217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 26, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐	Non-Accelerated Filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Number of shares outstanding of issuer’s common stock, as of March 24, 2006, was 519,362,118.

Part I – Financial Information

Item 1.  Condensed Consolidated Financial Statements

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions except per share amounts)

(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	February 26, 2006	February 27, 2005	February 26, 2006	February 27, 2005
Net sales	$2,878.9	$2,756.3	$8,604.8	$8,505.1
Costs and expenses:
Cost of goods sold	2,164.1	2,046.1	6,494.2	6,361.5
Selling, general and administrative expenses	525.4	459.6	1,369.1	1,246.9
Interest expense, net	61.8	68.1	192.2	227.3
Gain on sale of Pilgrim’s Pride Corporation common stock	—	185.7	329.4	185.7

Income from continuing operations before income taxes and equity method investment earnings (loss)	127.6	368.2	878.7	855.1
Income tax expense	34.3	144.8	302.1	341.8
Equity method investment earnings (loss)	(0.6)	(64.0)	(31.2)	(34.8)

Income from continuing operations	92.7	159.4	545.4	478.5

Income (loss) from discontinued operations, net of tax	(124.4)	5.9	(61.9)	61.2

Net income (loss)	$(31.7)	$165.3	$483.5	$539.7

Earnings per share – basic
Income from continuing operations	$0.18	$0.31	$1.05	$0.93
Income (loss) from discontinued operations	(0.24)	0.01	(0.12)	0.12
Net income (loss)	$(0.06)	$0.32	$0.93	$1.05

Earnings per share – diluted
Income from continuing operations	$0.18	$0.31	$1.05	$0.92
Income (loss) from discontinued operations	(0.24)	0.01	(0.12)	0.12
Net income (loss)	$(0.06)	$0.32	$0.93	$1.04

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	February 26, 2006	February 27, 2005	February 26, 2006	February 27, 2005
Net income (loss)	$(31.7)	$165.3	$483.5	$539.7

Other comprehensive income (loss):
Net derivative adjustment, net of tax	(14.7)	4.9	15.1	(10.6)
Unrealized gain (loss) on available-for-sale securities, net of tax:
Unrealized holding gains (losses) arising during the period	1.0	103.5	(15.6)	145.9
Less: reclassification adjustment for (gains) losses included in net income	21.9	(115.2)	(73.4)	(115.2)
Currency translation adjustment	5.8	(8.2)	14.9	21.1

Comprehensive income	$(17.7)	$150.3	$424.5	$580.9

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(dollars in millions except per share amounts)

(unaudited)

	February 26,	May 29,	February 27,
	2006	2005	2005
ASSETS
Current assets
Cash and cash equivalents	$237.2	$207.6	$8.6
Receivables, less allowance for doubtful accounts of $31.0, $30.7 and $31.9	1,159.4	1,260.8	1,352.9
Inventories	2,489.1	2,153.6	2,408.1
Prepaid expenses and other current assets	436.5	631.3	513.1
Current assets held for sale	448.6	521.5	761.6
Total current assets	4,770.8	4,774.8	5,044.3
Property, plant and equipment	4,865.0	4,807.5	4,904.1
Less accumulated depreciation	(2,560.2)	(2,436.6)	(2,493.9)
Property, plant and equipment, net	2,304.8	2,370.9	2,410.2

Goodwill	3,448.0	3,451.5	3,452.5
Brands, trademarks and other intangibles, net	799.8	801.0	797.0
Other assets	404.6	798.4	836.2
Noncurrent assets held for sale	655.0	846.2	880.8
	$12,383.0	$13,042.8	$13,421.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable	$11.1	$8.5	$57.7
Current installments of long-term debt	420.1	117.3	115.6
Accounts payable	891.8	781.6	941.0
Advances on sales	137.3	149.6	170.7
Accrued payroll	236.5	270.0	204.5
Other accrued liabilities	1,212.7	1,247.1	1,391.7
Current liabilities held for sale	41.6	65.6	142.6
Total current liabilities	2,951.1	2,639.7	3,023.8
Senior long-term debt, excluding current installments	3,010.9	3,949.1	3,953.4
Subordinated debt	400.0	400.0	400.0
Other noncurrent liabilities	1,131.1	1,189.2	1,145.2
Noncurrent liabilities held for sale	4.4	5.4	7.1
Total liabilities	7,497.5	8,183.4	8,529.5
Commitments and contingencies (Note 10)
Common stockholders’ equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 566,209,519, 565,942,765 and 565,929,894	2,831.0	2,829.7	2,829.7
Additional paid-in capital	758.2	761.6	756.4
Retained earnings	2,497.5	2,438.1	2,475.3
Accumulated other comprehensive income (loss)	(14.9)	44.0	61.1
Less treasury stock, at cost, 46,889,778, 47,841,291 and 48,178,291 common shares	(1,183.8)	(1,209.3)	(1,225.1)
	4,888.0	4,864.1	4,897.4
Less unearned restricted stock	(2.5)	(4.7)	(5.9)
Total common stockholders’ equity	4,885.5	4,859.4	4,891.5
	$12,383.0	$13,042.8	$13,421.0

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Thirty-nine weeks ended
	February 26, 2006	February 27, 2005
Cash flows from operating activities:
Net income	$483.5	$539.7
Income (loss) from discontinued operations	(61.9)	61.2
Income from continuing operations	545.4	478.5
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	228.1	210.6
Gain on sale of Pilgrim’s Pride Corporation common stock, pretax (see Note 2)	(329.4)	(185.7)
Loss (Gain) on sale of businesses	0.7	—
Loss (Gain) on sale of fixed assets	(3.3)	(13.2)
Undistributed earnings of affiliates	(1.2)	(13.7)
Non-cash impairments of investments	99.0	73.4
Non-cash impairments of fixed assets	13.8	35.3
Other items (includes pension and other postretirement benefits)	4.7	70.6
Change in operating assets and liabilities before effects of business dispositions:
Accounts receivable	63.5	(103.7)
Inventory	(352.2)	(308.5)
Prepaid expenses and other current assets	218.9	(16.2)
Accounts payable and advances on sales	116.4	96.0
Other accrued liabilities	(59.6)	258.1
Net cash flows from operating activities – continuing operations	544.8	581.5
Net cash flows from operating activities – discontinued operations	178.1	26.5
Net cash flows from operating activities	722.9	608.0
Cash flows from investing activities:
Additions to property, plant and equipment	(176.5)	(291.6)
Sale of investment in Swift Foods and UAP preferred securities	—	229.5
Sale of Pilgrim’s Pride Corporation common stock	482.4	282.5
Sale of businesses	18.3	—
Sale of equity method investments	12.2	—
Sale of property, plant and equipment	24.0	51.0
Notes receivable and other items	(4.5)	(33.0)
Net cash flows from investing activities – continuing operations	355.9	238.4
Net cash flows from investing activities – discontinued operations	(0.8)	184.4
Net cash flows from investing activities	355.1	422.8
Cash flows from financing activities:
Net short-term borrowings	2.6	27.1
Repayment of long-term debt	(642.3)	(1,153.9)
Repurchase of ConAgra Foods common shares	—	(181.4)
Cash dividends paid	(423.8)	(409.4)
Proceeds from exercise of employee stock options	14.4	89.3
Other items	0.7	(1.5)
Net cash flows from financing activities – continuing operations	(1,048.4)	(1,629.8)
Net cash flows from financing activities – discontinued operations	-	(1.0)
Net cash flows from financing activities	(1,048.4)	(1,630.8)

Net change in cash and cash equivalents	29.6	(600.0)
Cash and cash equivalents at beginning of period	207.6	608.6
Cash and cash equivalents at end of period	$237.2	$8.6

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-nine Weeks ended February 26, 2006 and February 27, 2005

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

Investments in Unconsolidated Subsidiaries – The investments in and the operating results of 50%-or-less-owned entities not required to be consolidated are included in the financial statements on the basis of the equity method of accounting or the cost method of accounting, depending on specific facts and circumstances.

The company reviews its investments in unconsolidated subsidiaries for impairment whenever events or changes in business circumstances indicate that the carrying amount of the investments may not be fully recoverable. Evidence of a loss in value that is other than temporary might include the absence of an ability to recover the carrying amount of the investment, the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment, or, where applicable, estimated sales proceeds which are insufficient to recover the carrying amount of the investment. Management’s assessment as to whether any decline in value is other than temporary is based on the company’s ability and intent to hold the investment and whether evidence indicating the carrying value of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Management generally considers the company’s investments in its equity method investees to be strategic long-term investments. Therefore, management completes its assessments with a long-term viewpoint. If the fair value of the investment is determined to be less than the carrying value and the decline in value is considered to be other than temporary, an appropriate write-down is recorded based on the excess of the carrying value over the best estimate of fair value of the investment.

Stock-Based Compensation – The company has stockholder-approved stock option plans which provide for granting of options to employees for purchase of common stock at prices equal to the fair value at the time of grant. The company accounts for its employee stock option plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no stock-based compensation expense is reflected in net income for stock options granted. The company issues stock under various stock-based compensation arrangements, including restricted stock, other share-based awards and stock issued in lieu of cash bonuses. The value of restricted stock and other share-based awards, equal to fair value at the time of grant, is amortized as compensation expense over the vesting period. Stock issued in lieu of cash bonuses is recognized as compensation expense as earned. As these awards are ultimately settled in shares of the company’s stock, changes in the price of the company’s stock subsequent to the date of grant do not result in remeasurement of the award. In addition, the company grants restricted share equivalents pursuant to plans approved by stockholders which are ultimately settled in cash based on

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-nine Weeks ended February 26, 2006 and February 27, 2005

(columnar dollars in millions except per share amounts)

the market price of the company’s stock as of the date the award is fully vested. The value of the restricted share equivalents is adjusted, based upon the market price of the company’s stock at the end of each reporting period and amortized as compensation expense over the vesting period.

The following table illustrates the pro forma effect on net income and earnings per share assuming the company had followed the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, for all outstanding and unvested stock options and other stock-based compensation.

	Thirteen weeks ended		Thirty-nine weeks ended
	February 26, 2006	February 27, 2005	February 26, 2006	February 27, 2005
Net income (loss), as reported	$(31.7)	$165.3	$483.5	$539.7
Add: Stock-based employee compensation included in reported net income (loss), net of related tax effects	1.7	4.1	13.9	11.6
Deduct: Total stock-based compensation expense determined under fair value based method, net of related tax effects	(4.1)	(8.1)	(21.7)	(24.0)
Pro forma net income (loss)	$(34.1)	$161.3	$475.7	$527.3

Earnings per share:
Basic earnings (loss) per share – as reported	$(0.06)	$0.32	$0.93	$1.05
Basic earnings (loss) per share – pro forma	$(0.07)	$0.31	$0.92	$1.02

Diluted earnings (loss) per share – as reported	$(0.06)	$0.32	$0.93	$1.04
Diluted earnings (loss) per share – pro forma	$(0.07)	$0.31	$0.92	$1.01

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

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-nine Weeks ended February 26, 2006 and February 27, 2005

(columnar dollars in millions except per share amounts)

The following details the income tax expense (benefit) on components of other comprehensive income (loss):

	Thirteen weeks ended		Thirty-nine weeks ended
	February 26, 2006	February 27, 2005	February 26, 2006	February 27, 2005
Net derivative adjustment	$(8.4)	$3.0	$10.0	$(6.2)
Unrealized gains (losses) on available-for-sale securities	0.6	64.0	(9.1)	90.0
Less: reclassification adjustment for (gains) losses included in net income	13.5	(70.6)	(41.3)	(70.6)
	$5.7	$(3.6)	$(40.4)	$13.2

Reclassifications – Certain reclassifications have been made to prior year amounts to conform to current year classifications. The company has reclassified the fair value of certain derivative contracts for which it does not have the legal right of offset, which had previously been presented on a net basis, to a gross presentation within prepaid expenses and other current assets and other accrued liabilities. This change in presentation resulted in an increase to both prepaid expenses and other current assets and other accrued liabilities of $251.1 million and $99.7 million as of May 29, 2005 and February 27, 2005, respectively.

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

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-nine Weeks ended February 26, 2006 and February 27, 2005

(columnar dollars in millions except per share amounts)

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

2.              Discontinued Operations and Assets Held for Sale

Packaged Meats and Cheese Operations

During the third quarter of fiscal 2006, the company announced that it would divest substantially all of its packaged meats and cheese operations. The company expects to complete the disposition of these businesses within twelve months and expects to have no significant continuing involvement in these businesses after the disposal. Accordingly, the company has removed the results of these operations from the Retail Products and Foodservice Products reporting segments and reflects the results of these businesses as discontinued operations for all periods presented. Based upon the company’s estimate of proceeds from the sale of these businesses, the company recognized a goodwill impairment charge of $165.6 million ($149.6 million after-tax) to reflect the net assets of these businesses at their estimated fair value, less costs to sell, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The assets and liabilities expected to be divested are now classified as assets and liabilities held for sale within the company’s consolidated balance sheets for all periods presented.

The estimate of proceeds was based upon a comprehensive analysis which included probability-weighted assessments of key variables which will affect the ultimate proceeds realized. The key variables considered included the nature of potential buyers, estimated future cash flows from the operations, and the valuation multiple that potential buyers may assign to the cash flows. While the company believes its current estimate of proceeds is based on the best available information, future events, including, but not limited to, negotiations with potential buyers and future performance of the business, could significantly affect the amount of proceeds ultimately received. Accordingly, changes in the amount of proceeds could result in impairment charges greater or less than the amount currently estimated and recognized in the company’s financial statements.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-nine Weeks ended February 26, 2006 and February 27, 2005

(columnar dollars in millions except per share amounts)

Cook’s Hams Business

During the third quarter of fiscal 2006, the company signed a definitive agreement with Smithfield Foods, Inc. to sell substantially all of the net assets of its Cook’s Hams business. The company expects to have no significant continuing involvement in this business after the disposal. Accordingly, the company has removed the results of these operations from the Retail Products reporting segment and reflects the results of this business as discontinued operations for all periods presented. The company completed the sale of this business in April 2006 at a price in excess of the carrying amount of net assets. The assets and liabilities divested are now classified as assets and liabilities held for sale within the company’s consolidated balance sheets for all periods presented.

Seafood Business

During the third quarter of fiscal 2006, the company initiated a plan to sell its seafood operations. The company expects to have no significant continuing involvement in this business after the disposal. Accordingly, the company has removed the results of these operations from the Retail Products and Foodservice Products reporting segments and reflects the results of this business as discontinued operations for all periods presented. Based upon the offers received for this business, the company recognized a goodwill impairment charge of $0.5 million to reflect the net assets of this business at their fair value, less costs to sell. The company completed the sale of this business in April 2006. The assets and liabilities divested are now classified as assets and liabilities held for sale within the company’s consolidated balance sheets for all periods presented.

Chicken Business Divestiture

In November 2003, the company completed the sale of its chicken business to Pilgrim’s Pride Corporation. A portion of the proceeds from this divestiture was in the form of 25.4 million shares of Pilgrim’s Pride Corporation common stock initially valued at $246.1 million. The fair value of the Pilgrim’s Pride Corporation common stock was based on an independent valuation as of the date of the transaction and was reflective of the common stock’s trading restrictions.

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

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-nine Weeks ended February 26, 2006 and February 27, 2005

(columnar dollars in millions except per share amounts)

UAP Divestiture

In the fourth quarter of fiscal 2005, the company completed the disposition of the remaining businesses of its Agricultural Products segment (“UAP International”). The company reflects the results of the Agricultural Products segment as discontinued operations for all periods presented. The assets and liabilities divested are classified as assets and liabilities held for sale within the company’s consolidated balance sheets for periods prior to divestiture.

Portuguese Poultry Divestiture

The company completed the sale of the Portuguese poultry business in the first quarter of fiscal 2005. The company removed the results of this business from the Food Ingredients reporting segment and reflects the results of this business as discontinued operations for all periods presented.

Specialty Meats Divestiture

In the fourth quarter of fiscal 2005, the company implemented a plan to exit the specialty meats foodservice business. The company closed a manufacturing facility in Alabama, sold its operations in California and, in the first quarter of fiscal 2006, completed the sale of its operations in Illinois. Accordingly, the company removed the results of these businesses, including impairment charges, from the Foodservice Products reporting segment and reflects the results of these businesses as discontinued operations for all periods presented. The assets and liabilities divested are classified as assets and liabilities held for sale within the company’s consolidated balance sheets for all periods prior to divestiture.

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

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-nine Weeks ended February 26, 2006 and February 27, 2005

(columnar dollars in millions except per share amounts)

The results of the aforementioned businesses which have been divested or which the company intends to divest over the next several months are included within discontinued operations. The summary comparative financial results of the discontinued operations were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 26, 2006	February 27, 2005	February 26, 2006	February 27, 2005
Net sales	$616.4	$1,029.9	$2,081.2	$3,152.5
Long-lived asset impairment charge	$(166.1)	$(3.0)	$(166.1)	$(28.6)
Income (loss) from operations of discontinued operations before income taxes	39.7	12.2	134.6	113.8
Net gain from disposal of businesses	0.3	1.6	0.3	32.9
Income (loss) before income taxes	(126.1)	10.8	(31.2)	118.1
Income tax (expense) benefit	1.7	(4.9)	(30.7)	(56.9)
Income (loss) from discontinued operations, net of tax	$(124.4)	$5.9	$(61.9)	$61.2

Other Assets Held for Sale

During the third quarter of fiscal 2006, the company initiated a plan to dispose of a refrigerated meals business with annual revenues of less than $70 million. The company currently expects to complete the sale of these operations within twelve months and also expects to continue to supply certain ingredients to this business and purchase finished product from this business subsequent to its divestiture. Due to the company’s expected significant continuing cash flows associated with this business, the company continues to include the results of operations of this business in continuing operations. The assets and liabilities of this business are classified as assets and liabilities held for sale in the consolidated balance sheets for all periods presented.

During the third quarter of fiscal 2006, the company initiated a plan to dispose of two aircraft. These long-lived assets are classified as assets held for sale in the consolidated balance sheets for all periods presented.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-nine Weeks ended February 26, 2006 and February 27, 2005

(columnar dollars in millions except per share amounts)

The assets and liabilities classified as held for sale as of February 26, 2006, May 29, 2005 and February 27, 2005 are as follows:

	February 26,	May 29,	February 27,
	2006	2005	2005

Receivables, less allowances for doubtful accounts	$44.3	$32.1	$111.5
Inventories	404.3	489.4	645.2
Prepaid expenses and other current assets	—	—	4.9
Current assets of discontinued operations	$448.6	$521.5	$761.6

Property, plant and equipment, net	$456.3	$481.3	$502.8
Goodwill and other intangibles	198.7	364.9	373.2
Other assets	—	—	4.8
Noncurrent assets of discontinued operations	$655.0	$846.2	$880.8

Notes payable	$—	$—	$22.2
Accounts payable	27.9	42.9	82.9
Other accrued liabilities and advances on sales	13.7	22.7	37.5
Current liabilities of discontinued operations	$41.6	$65.6	$142.6
Noncurrent liabilities of discontinued operations	$4.4	$5.4	$7.1

3.              Goodwill and Other Identifiable Intangible Assets

Goodwill by reporting segment was as follows:

	February 26, 2006	May 29, 2005	February 27, 2005
Retail Products	$3,153.2	$3,155.7	$3,156.6
Foodservice Products	258.5	259.0	259.0
Food Ingredients	36.3	36.8	36.9
Total	$3,448.0	$3,451.5	$3,452.5

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-nine Weeks ended February 26, 2006 and February 27, 2005

(columnar dollars in millions except per share amounts)

Other identifiable intangible assets were as follows:

	February 26, 2006		May 29, 2005		February 27, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$773.7	$—	$773.4	$—	$771.6	$—
Amortizing intangible assets	40.7	14.6	39.8	12.2	37.0	11.6
	$814.4	$14.6	$813.2	$12.2	$808.6	$11.6

Non-amortizing intangible assets are comprised of the following balances:

	February 26, 2006	May 29, 2005	February 27, 2005
Brands/Trademarks	$752.9	$752.5	$750.0
Pension Intangible Asset	19.4	19.5	20.2
Miscellaneous	1.4	1.4	1.4
Total non-amortizing intangible assets	$773.7	$773.4	$771.6

Amortizing intangible assets, carrying a weighted average life of approximately 16 years, are principally composed of licensing arrangements and customer lists. Based on amortizing assets recognized in the company’s balance sheet as of February 26, 2006, amortization expense is estimated to be approximately $2.9 million for each of the next five years.

4.              Derivative Financial Instruments

As of February 26, 2006, May 29, 2005 and February 27, 2005, the fair value of derivatives recognized within prepaid expenses and other current assets was $247.2 million, $300.2 million and $168.0 million, respectively, while the amount recognized within other accrued liabilities was $175.9 million, $266.9 million and $112.2 million, respectively.

For the quarters ending February 26, 2006 and February 27, 2005, the ineffectiveness associated with derivatives designated as cash flow and fair value hedges resulted in a loss of $2.9 million and a gain of $0.3 million, respectively. For the three quarters ending February 26, 2006 and February 27, 2005, the ineffectiveness associated with derivatives designated as hedges resulted in a gain of $6.5 million and $0.4 million, respectively. Hedge ineffectiveness is recognized within net sales, cost of goods sold or interest expense, depending on the nature of the hedge. The company does not exclude any component of the hedging instrument’s gain or loss when assessing effectiveness.

Generally, the company hedges a portion of its anticipated consumption of certain commodity inputs for periods ranging from 0 to 36 months. The company may enter into longer-term hedges on particular commodities if deemed appropriate. As of February 26, 2006, the company had hedged certain portions of its anticipated consumption of commodity inputs through March 2008.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-nine Weeks ended February 26, 2006 and February 27, 2005

(columnar dollars in millions except per share amounts)

As of February 26, 2006, May 29, 2005 and February 27, 2005, the net deferred gain or loss recognized in accumulated other comprehensive income was a $22.7 million gain, a $7.7 million gain and a $2.1 million loss, net of tax, respectively. The company anticipates a gain of $13.0 million, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings over the next 12 months. The company anticipates a gain of $9.7 million, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings subsequent to the next 12 months.

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

Of the $2.5 billion interest rate swaps closed out in fiscal 2004, $2.0 billion of the interest rate swaps had been used to effectively convert certain of the company’s fixed rate debt into floating rate debt. These interest rate swaps were accounted for as fair value hedges and resulted in no recognition of ineffectiveness in the statement of earnings as the interest rate swaps’ provisions matched the applicable provisions of the hedged debt. The remaining $500 million portion of the company’s interest rate swaps was used to hedge certain of the company’s forecasted interest payments on floating rate debt for the period from 2005 through 2011. These interest rate swaps were accounted for as cash flow hedges with gains and losses deferred in accumulated other comprehensive income. During the second quarter of fiscal 2005, the company determined it was no longer probable that the related floating rate debt would be issued and therefore the company recognized approximately $13.6 million of additional interest expense associated with this interest rate swap. The company’s net interest expense was reduced by $3.1 million and $10.1 million due to the net impact of interest rate swap agreements in the third quarter and first three quarters of fiscal 2006, respectively, and was reduced by $12.1 million and $22.8 million in the comparable periods of fiscal 2005.

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

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-nine Weeks ended February 26, 2006 and February 27, 2005

(columnar dollars in millions except per share amounts)

The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 26, 2006	February 27, 2005	February 26, 2006	February 27, 2005
Net income (loss):
Income from continuing operations	$92.7	$159.4	$545.4	$478.5
Income (loss) from discontinued operations, net of tax	(124.4)	5.9	(61.9)	61.2
Net income (loss)	$(31.7)	$165.3	$483.5	$539.7

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	519.0	515.7	518.6	515.8
Add: Dilutive effect of stock options, restricted stock awards and other dilutive securities	1.9	4.6	2.1	4.3
Diluted weighted average shares outstanding	520.9	520.3	520.7	520.1

For the third quarter and first three quarters of fiscal 2006 there were 27.1 million and 18.6 million stock options, respectively, outstanding that were excluded from the computation of shares contingently issuable upon exercise of the stock options because exercise prices exceeded the average market value of common stock during the period. For the third quarter and first three quarters of fiscal 2005, 2.1 million and 7.0 million stock options, respectively, were excluded from the calculation.

6.              Inventories

The major classes of inventories are as follows:

	February 26, 2006	May 29, 2005	February 27, 2005
Raw materials and packaging	$1,254.7	$912.7	$1,079.1
Work in progress	94.0	62.1	86.5
Finished goods	965.2	1,056.0	1,073.6
Supplies and other	175.2	122.8	168.9
	$2,489.1	$2,153.6	$2,408.1

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-nine Weeks ended February 26, 2006 and February 27, 2005

(columnar dollars in millions except per share amounts)

7.              Restructuring Costs and Other Cost Reduction Efforts

Fiscal 2006-2008 Plan

In February 2006, the company announced a restructuring plan to simplify its operating structure and reduce its manufacturing and selling, general and administrative costs. Projects identified to date include moving its Grocery Foods headquarters from Irvine, California to Naperville, Illinois, further centralizing its shared services, and other cost-reduction initiatives. These projects are expected to be substantially complete by fiscal 2008 and do not impact the Food Ingredients reporting segment. The company will incur expenses associated with its restructuring plan, including but not limited to, accelerated depreciation (i.e., incremental depreciation due to an asset’s reduced estimated useful life) and plan implementation costs (e.g., consulting, employee relocation, etc.) The company anticipates it will recognize the following pre-tax expenses associated with the projects identified to date in the fiscal 2006 to 2008 timeframe (amounts include charges recognized in the third quarter of fiscal 2006):

	Retail Products	Foodservice Products	Corporate	Total

Accelerated depreciation	$42.4	$5.1	$—	$47.5
Inventory writedowns	2.2	1.1	—	3.3
Other (including plant shutdown costs)	14.2	2.5	—	16.7
Total cost of goods sold	58.8	8.7	—	67.5

Accelerated depreciation	6.0	—	.4	6.4
Asset impairment	.4	13.3	—	13.7
Severance (and related)	27.3	3.8	9.3	40.4
Contract termination	—	—	1.2	1.2
Plan implementation costs	11.2	.2	34.6	46.0
Other	7.9	—	—	7.9
Total selling, general and administrative expenses	52.8	17.3	45.5	115.6
Consolidated total	$111.6	$26.0	$45.5	$183.1

Included in the above are approximately $107 million of charges anticipated to result in cash outflows and $76 million of non-cash charges.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-nine Weeks ended February 26, 2006 and February 27, 2005

(columnar dollars in millions except per share amounts)

In the third quarter of fiscal 2006, the company recognized the following pre-tax charges in its income statement:

	Retail Products	Foodservice Products	Corporate	Total

Accelerated depreciation	$2.9	$.4	$—	$3.3
Inventory writedowns	1.3	.5	—	1.8
Other (including plant shutdown costs)	—	—	—	—
Total cost of goods sold	4.2	.9	—	5.1

Accelerated depreciation	.9	—	—	.9
Asset impairment	.4	13.3	—	13.7
Severance (and related)	14.7	3.8	2.0	20.5
Contract termination	—	—	—	—
Plan implementation costs	2.5	.2	7.5	10.2
Other	—	—	—	—
Total selling, general and administrative expense	18.5	17.3	9.5	45.3
Consolidated total	$22.7	$18.2	$9.5	$50.4

Included in the above are approximately $31 million of charges anticipated to result in cash outflows and approximately $19 million of non-cash charges. Associated with the above activity, as of the end of the fiscal 2006 third quarter, the company had a current liability recognized in its consolidated balance sheet of $20.5 million.

Reflected in the above tables is an asset impairment charge of $13.3 million associated with a Foodservice Products manufacturing facility. The facility was written down to its fair value based on discounted estimated cash flows of the facility over its expected holding period, including the anticipated proceeds associated with the manufacturing equipment, land and building which will be realized upon closure of the facility.

The company expects to identify additional initiatives over the next several quarters which are expected to result in additional charges.

Other Cost Reduction Efforts

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

As part of the company’s ongoing efforts to reduce general and administrative expenses, including salaried headcount, during the fourth quarter of fiscal 2005 the company announced it was in the process of eliminating several hundred salaried jobs across the organization and recognized $42.7 million of severance expense primarily within its Retail Products segment and Corporate administration. The headcount reductions were largely completed during the first quarter of fiscal 2006. As of February 26, 2006, $5.9 million was included in other accrued liabilities in the company’s consolidated balance sheet for the settlement of severance costs. These liabilities are expected to be paid over the next several months.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-nine Weeks ended February 26, 2006 and February 27, 2005

(columnar dollars in millions except per share amounts)

In fiscal 2004, the company identified specific operating efficiency initiatives as part of an effort to improve the company’s cost structure, margins and competitive position. As a result of these specific initiatives, the company recognized certain expenses during fiscal 2004 and 2005, including employee termination costs, accelerated depreciation on fixed assets, equipment/employee relocation costs, asset impairments and other related costs. The company recognized $0.6 million and $9.0 million of expenses in the third quarter and first three quarters, respectively, of fiscal 2005 for these initiatives. These costs were primarily incurred in the Retail Products segment.

8.              Impairments of Equity and Debt Investments

During the third quarter and first three quarters of fiscal 2006, the company determined that the carrying value of its investments in two unrelated equity method investments were other-than-temporarily impaired and therefore recognized pre-tax impairment charges totaling $9.1 million (for which no income tax benefit has been recognized) and $52.3 million ($49.6 million after tax), respectively. These charges are reflected in equity method investment earnings (loss) in the consolidated statements of earnings. The extent of the impairments was determined based upon the company’s assessment of the recoverability of its investments based primarily upon the expected proceeds of planned dispositions of the investments.

The company holds subordinated notes in the original principal amount of $150 million plus accrued interest of $46.4 million from Swift Foods. During the company’s fourth quarter of fiscal 2005, Swift Foods effected changes in its capital structure. As a result of those changes, the company determined that the fair value of the subordinated notes was impaired. From the date on which the company initially determined that the value of the notes were impaired through the second quarter of fiscal 2006, the company believed the impairment of this available-for-sale security to be temporary. As such, the company had reduced the carrying value of the note by $35.4 million and recorded cumulative after-tax charges of $21.9 million in accumulated other comprehensive income as of the end of the second quarter of fiscal 2006. During the third quarter of fiscal 2006, due to the company’s consideration of current conditions related to the debtor’s business and the company’s intended holding period for this investment, the company has determined that the impairment is other than temporary. As such, the company has recognized an impairment charge of $46.7 million in selling, general and administrative expenses and reversed the cumulative after-tax charges of $21.9 million in accumulated other comprehensive income during the third quarter of fiscal 2006.

9.              Income Taxes

In the third quarters of fiscal 2006 and 2005, the company’s income tax expense was $34.3 million and $144.8 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately 27.0% and 35.6% for the third quarter and first three quarters of fiscal 2006, respectively, and 47.6% and 41.7% for the third quarter and first three quarters of fiscal 2005, respectively. The company’s effective tax rate in the third quarter of fiscal 2006 was lower than the statutory rate due primarily to revised estimates of state income tax rates, partially offset by a $9.1 million impairment of a foreign equity method investment during the quarter for which no tax benefit has been recognized. The company’s effective tax rate in the third quarter of fiscal 2005 was higher than the company’s statutory rate due primarily to a $57 million impairment of a foreign equity method investment and an accrual of $20 million related to the ongoing SEC investigation during the quarter for which no tax benefit was recognized. The company’s effective tax rate was lower in the first three quarters of fiscal 2006 than in the comparable period of fiscal 2005 due to

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-nine Weeks ended February 26, 2006 and February 27, 2005

(columnar dollars in millions except per share amounts)

the impact of a lower effective state income tax rate in fiscal 2006 and the nondeductible nature of the accrual recognized in fiscal 2005 in connection with the SEC investigation.

10.       Contingencies

In fiscal 1991, the company acquired Beatrice Company (“Beatrice”). As a result of the acquisition and the significant pre-acquisition contingencies of the Beatrice businesses and its former subsidiaries, the consolidated post-acquisition financial statements of the company reflect significant liabilities associated with the estimated resolution of these contingencies. These include various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by the company. The environmental proceedings include litigation and administrative proceedings involving Beatrice’s status as a potentially responsible party at 30 Superfund, proposed Superfund or state-equivalent sites; these sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. Beatrice has paid or is in the process of paying its liability share at 30 of these sites. Reserves for these matters have been established based on the company’s best estimate of its undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of Beatrice and other potentially responsible parties and its experience in remediating sites. The reserves for Beatrice environmental matters totaled $105.9 million as of February 26, 2006, a majority of which relates to the Superfund and state equivalent sites referenced above. Expenditures for these matters are expected to occur over a period of 5 to 20 years.

In certain limited situations, the company will guarantee an obligation of an unconsolidated entity. Currently, the company guarantees certain obligations primarily associated with leases entered into by certain of its equity method investees and divested companies. Under these arrangements, the company is obligated to perform should the primary obligor be unable to perform. Most of these guarantees resulted from the company’s fresh beef and pork divestiture. The terms of these arrangements do not exceed 9 years and the maximum amount of future payments the company has guaranteed is approximately $49.8 million as of February 26, 2006. The company has guaranteed the performance of a fresh beef and pork business with respect to the hog purchase contract. The hog purchase contract requires the fresh beef and pork business to purchase a minimum of approximately 1.2 million hogs annually through 2014. The contract stipulates minimum price commitments, based in part on market prices and, in certain circumstances, also includes price adjustments based on certain inputs.

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

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-nine Weeks ended February 26, 2006 and February 27, 2005

(columnar dollars in millions except per share amounts)

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

Components of pension benefit and other postretirement benefit costs are:

	Pension Costs
	Thirteen weeks ended		Thirty-nine weeks ended
	February 26, 2006	February 27, 2005	February 26, 2006	February 27, 2005
Service cost	$16.0	$14.6	$47.8	$44.0
Interest cost	31.4	30.8	94.2	92.4
Expected return on plan assets	(32.4)	(32.8)	(97.2)	(98.4)
Amortization of prior service cost	0.6	0.6	2.0	1.8
Amortization of transition amount	—	—	—	(0.1)
Curtailment loss	—	—	2.4	—
Recognized net actuarial loss	4.9	2.5	14.2	7.6

Benefit cost – company plans	20.5	15.7	63.4	47.3
Pension benefit cost – multi-employer plans	1.8	1.8	6.0	6.1
Total benefit cost	$22.3	$17.5	$69.4	$53.4

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-nine Weeks ended February 26, 2006 and February 27, 2005

(columnar dollars in millions except per share amounts)

	Postretirement Costs
	Thirteen weeks ended		Thirty-nine weeks ended
	February 26, 2006	February 27, 2005	February 26, 2006	February 27, 2005
Service cost	$0.6	$0.6	$1.8	$2.4
Interest cost	5.3	6.4	16.0	20.8
Expected return on plan assets	(0.1)	—	(0.2)	(0.2)
Amortization of prior service cost	(3.2)	(3.1)	(9.7)	(5.2)
Recognized net actuarial loss	2.0	2.6	6.0	7.0

Benefit cost – company plans	$4.6	$6.5	$13.9	$24.8

During the third quarter and first three quarters of fiscal 2006, the company contributed $2.7 million and $28.8 million, respectively, to the company’s pension plans and contributed $12.2 million and $38.3 million to the company’s other postretirement plans. The company anticipates making further contributions of approximately $5.7 million to its pension plans for the remainder of fiscal 2006. The company anticipates making further contributions of approximately $6.7 million to its postretirement plans during the remainder of fiscal 2006. These estimates are based on current tax laws, plan asset performance and liability assumptions, which are subject to change.

12.       Business Segments

The company’s operations are organized into three reporting segments:  Retail Products, Foodservice Products and Food Ingredients. The Retail Products reporting segment includes branded foods which are sold in various retail channels and include frozen, refrigerated and shelf-stable temperature classes. The Foodservice Products reporting segment includes branded and customized food products, including meals, entrees, prepared potatoes, meats, sauces and a variety of custom-manufactured culinary products packaged for sale to restaurants and other foodservice establishments. The Food Ingredients reporting segment includes both branded and commodity food ingredients, including milled grain ingredients, seasonings, blends and flavorings, which are sold to food processors, as well as certain commodity trading, sourcing and merchandising operations.

In December 2005, the company announced certain organizational changes including realignment of portions of the business operations and changes in management hierarchy. The company is currently evaluating the impact of these changes on the future presentation of the company’s reportable segments. The company expects its reportable segments will change in the fourth quarter of fiscal 2006.

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

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-nine Weeks ended February 26, 2006 and February 27, 2005

(columnar dollars in millions except per share amounts)

Operating profit for the third quarter of fiscal 2006 at the Retail Products segment included charges of $23 million related to the company’s fiscal 2006-2008 restructuring plan. Operating profit for the first three quarters of fiscal 2006 included a $6 million charge related to a plant closure. Operating profit for the third quarter and first three quarters of fiscal 2005 included a $17 million benefit for favorable legal settlements partially offset by a $10 million charge for an impairment of a brand and related assets.

Operating profit for the third quarter and first three quarters of fiscal 2006 at the Foodservice Products segment included charges of $18 million related to the company’s fiscal 2006-2008 restructuring plan. Operating profit for the third quarter and first three quarters of fiscal 2005 included a $10 million loss from a fire at a manufacturing facility.

Operating profit for the third quarter and first three quarters of fiscal 2005 at the Food Ingredients segment includes a $15 million charge for the impairment of a manufacturing facility.

General corporate expenses for the first three quarters of fiscal 2006 included approximately $19 million of costs for the accelerated recognition of compensation in connection with the recent transition of certain executives. General corporate expenses for the third quarter of fiscal 2006 included a $47 million charge related to the impairment of a note, a $17 million charge related to patent-related litigation and $10 million of pre-tax charges relating to the company’s fiscal 2006-2008 restructuring plan.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-nine Weeks ended February 26, 2006 and February 27, 2005

(columnar dollars in millions except per share amounts)

	Thirteen weeks ended
	February 26, 2006	February 27, 2005
Sales to unaffiliated customers
Retail Products	$1,661.3	$1,607.3
Foodservice Products	561.1	541.4
Food Ingredients	656.5	607.6
Total	$2,878.9	$2,756.3

Intersegment sales
Retail Products	$0.3	$0.3
Foodservice Products	9.1	10.6
Food Ingredients	47.7	55.0
	57.1	65.9
Intersegment elimination	(57.1)	(65.9)
Total	$—	$—

Net sales

Retail Products	$1,661.6	$1,607.6
Foodservice Products	570.2	552.0
Food Ingredients	704.2	662.6
Intersegment elimination	(57.1)	(65.9)
Total	$2,878.9	$2,756.3

Operating profit

Retail Products	$248.1	$271.6
Foodservice Products	41.1	57.0
Food Ingredients	70.8	59.9
Total operating profit	360.0	388.5

Gain on sale of Pilgrim’s Pride Corporation common stock	—	185.7
General corporate expenses	170.6	137.9
Interest expense, net	61.8	68.1
Income tax expense	34.3	144.8
Equity method investment earnings (loss)	(0.6)	(64.0)

Income from continuing operations	$92.7	$159.4

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-nine Weeks ended February 26, 2006 and February 27, 2005

(columnar dollars in millions except per share amounts)

	Thirty-nine weeks ended
	February 26, 2006	February 27, 2005
Sales to unaffiliated customers
Retail Products	$4,916.7	$4,992.3
Foodservice Products	1,712.2	1,637.1
Food Ingredients	1,975.9	1,875.7
Total	$8,604.8	$8,505.1

Intersegment sales

Retail Products	$1.0	$1.8
Foodservice Products	27.6	27.3
Food Ingredients	148.5	162.1
	177.1	191.2
Intersegment elimination	(177.1)	(191.2)
Total	$—	$—

Net sales

Retail Products	$4,917.7	$4,994.1
Foodservice Products	1,739.8	1,664.4
Food Ingredients	2,124.4	2,037.8
Intersegment elimination	(177.1)	(191.2)
Total	$8,604.8	$8,505.1

Operating profit

Retail Products	$685.6	$767.6
Foodservice Products	202.2	208.5
Food Ingredients	200.3	199.1
Total operating profit	1,088.1	1,175.2

Gain on sale of Pilgrim’s Pride Corporation common stock	329.4	185.7
General corporate expenses	346.6	278.5
Interest expense, net	192.2	227.3
Income tax expense	302.1	341.8
Equity method investment earnings (loss)	(31.2)	(34.8)
Income from continuing operations	$545.4	$478.5

The company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 13% of consolidated net sales for the third quarter and first three quarters of fiscal 2006 and 12% and 11% of consolidated net sales for the third quarter and first three quarters of fiscal 2005, respectively, primarily in the Retail Products segment (percentages of net sales include net sales from discontinued operations).

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-nine Weeks ended February 26, 2006 and February 27, 2005

(columnar dollars in millions except per share amounts)

13.       Senior Long-term Debt

Included in current installments of long-term debt is $400 million of 7.125% senior debt due October 2026 due to the existence of a put option that is exercisable by the holders of the debt from August 1, 2006 to September 1, 2006. Based on current market conditions, the company does not expect the holders to exercise the put option, and therefore expects to reclassify the $400 million balance to senior long-term debt in the second quarter of fiscal 2007, when the put option has expired.

In December 2005, ConAgra Foods elected to call for redemption the remaining $496 million of its 6% Notes due September 15, 2006. The redemption was completed during the third quarter of fiscal 2006. The company incurred charges of approximately $4 million, included in selling, general and administrative expenses, for the early termination of these notes.

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

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Following is management’s discussion and analysis of the company’s operating results as well as liquidity and capital resources which should be read together with the company’s financial statements and related notes contained in this report and with the financial statements and management’s discussion and analysis in the company’s annual report on Form 10-K for the fiscal year ended May 29, 2005. Results for the thirteen and thirty-nine week periods ended February 26, 2006 are not necessarily indicative of results that may be attained in the future.

Fiscal 2006 Third Quarter Executive Overview

ConAgra Foods is one of North America’s largest packaged food companies, serving consumer grocery retailers, as well as restaurants and other foodservice establishments. Popular ConAgra Foods consumer brands include:  ACT II, Banquet, Blue Bonnet, Chef Boyardee, Crunch ‘n Munch, DAVID, Egg Beaters, Fleischmann’s, Gulden’s, Healthy Choice, Hebrew National, Hunt’s, Kid Cuisine, Knott’s Berry Farm, La Choy, Lamb Weston, Libby’s, Lightlife, Lunch Makers, MaMa Rosa’s, Manwich, Marie Callender’s, Orville Redenbacher’s, PAM, Parkay, Pemmican, Peter Pan, Reddi-wip, Rosarita, Ro*Tel, Slim Jim, Snack Pack, Swiss Miss, Van Camp’s, Wesson, Wolf and many others.

During the third quarter of fiscal 2006, the company:

•                  recognized a loss of $0.06 per diluted share, which includes income from continuing operations of $0.18 per diluted share and a loss of $0.24 per diluted share from discontinued operations. Third quarter fiscal 2005 diluted earnings per share were $0.32, which included earnings of $0.01 per diluted share from discontinued operations,

•                  achieved a 4% increase in net sales and 1% increase in gross profit, largely due to improved sales volumes within the Retail Products segment,

•                  determined that it would sell substantially all of the assets of its packaged meats, cheese and seafood businesses in an effort to streamline the company’s portfolio of brands and improve financial metrics, and recognized a pre-tax impairment charge of $166 million ($150 million after tax),

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

•                  initiated a restructuring plan designed to simplify its operating structure and reduce its manufacturing and selling, general and administrative costs.

Focus on Marketing

The company recently announced plans to increase its annual marketing spending by more than $75 million, beginning in fiscal 2007, and to reallocate its marketing spending to focus on its highest potential brands.

Divestiture Plans

During the third quarter of fiscal 2006, the company determined that it would divest substantially all of its packaged meats, seafood and cheese operations, in order to streamline the company’s portfolio of brands and facilities. The company completed the divestitures of its Seafood and Cook’s Ham businesses in April 2006 and is actively marketing the remaining businesses. Aggregate annual revenue of the meat, cheese, seafood and Cook’s Ham businesses to be divested is approximately $2.8 billion.

Restructuring

In February 2006, the company announced a restructuring plan to simplify its operating structure and reduce its manufacturing and selling, general and administrative costs. Projects identified to date include moving its Grocery Foods headquarters from Irvine, California to Naperville, Illinois, further centralizing its shared services, and other cost-reduction initiatives. These projects are expected to be substantially complete by fiscal 2008 and do not impact the Food Ingredients reporting segment.

Dividend Action

The company reduced its quarterly dividend to $0.18 per diluted share in order to provide additional financial flexibility to invest in its brands and to execute its organizational restructuring and cost reduction plans. The dividend continues to represent one of the highest yield and payout levels among consumer food companies, but is 9.25 cents per share, per quarter, lower than the company’s prior dividend level.

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Segment Review

The company’s operations are organized into three reporting segments:  Retail Products, Foodservice Products and Food Ingredients. The Retail Products reporting segment includes branded foods which are sold in various retail channels and include frozen, refrigerated and shelf-stable temperature classes. The Foodservice Products reporting segment includes branded and customized food products, including meals, entrees, prepared potatoes, sauces and a variety of custom-manufactured products packaged for sale to restaurants and other foodservice establishments. The Food Ingredients reporting segment includes both branded and commodity food ingredients, including milled grain ingredients, seasonings, blends and flavorings, which are sold to food processors, as well as certain commodity trading, sourcing and merchandising operations.

Net Sales

($ in millions)

	Net Sales
	Thirteen weeks ended			Thirty-nine weeks ended
Reporting Segment	February 26, 2006	February 27, 2005	Percentage Inc / (Dec)	February 26, 2006	February 27, 2005	Percentage Inc / (Dec)
Retail Products	$1,661	$1,607	3%	$4,917	$4,992	(2)%
Foodservice Products	561	541	4%	1,712	1,637	5%
Food Ingredients	657	608	8%	1,976	1,876	5%
	$2,879	$2,756	4%	$8,605	$8,505	1%

Net sales for the third quarter of fiscal 2006 were $2.9 billion, an increase of $123 million, or 4%, from the same period in the prior fiscal year. Net sales for the first three quarters of fiscal 2006 were $8.6 billion, an increase of $100 million, or 1%, from the same period in the prior fiscal year. The increase in the third quarter of fiscal 2006 was driven primarily by increased sales volume in the Retail Products segment of 4%, increased selling prices for commodities, wheat flour and dehydrated vegetable products in the Food Ingredients segment, and strong sales of specialty potato products in the Foodservice Products segment. For the first three quarters of fiscal 2006, increased selling prices in the Food Ingredients segment and increased volumes and pricing of specialty potato products in the Foodservice Products segment were largely offset by lower volumes in the Retail Products segment in the first half of the year.

Retail Products net sales for the third quarter were $1.7 billion, an increase of $54 million, or 3%, compared to the same period in the prior year. Sales volumes increased by 4%, reflecting improved execution in the company’s operations. The company’s results in the third quarter of fiscal 2005 were negatively impacted by production problems and disruption from the implementation of information systems and business process improvement initiatives. Major brands which posted sales growth included Chef Boyardee, Egg Beaters, Healthy Choice, Hebrew National, Hunt’s, Kid Cuisine, Marie Callender’s, Orville Redenbacher, Peter Pan, Reddi-wip, Ro*Tel, and Snack Pack. Major brands which posted declines in sales included ACT II, Banquet, LaChoy, Manwich, Pam, Swiss Miss, and Wesson.

Retail Products net sales in the first three quarters of fiscal 2006 were $4.9 billion, a decrease of $75 million, or 2%, from the same period in the prior fiscal year, driven by competitive challenges and weaker volumes and ineffective pricing execution in the first half of the year.

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Foodservice Products net sales were $561 million in the third quarter of fiscal 2006 and $541 million in the same period of the prior year. Net sales in the first three quarters of fiscal 2006 were $1.7 billion, an increase of $75 million, or 5%, as compared to prior year net sales. Results reflect improved sales volumes to key customers in specialty potato products, partially offset by a decline in sales of culinary products.

Food Ingredients net sales were $657 million in the third quarter of fiscal 2006 and $608 million in the same period of the prior year, reflecting higher commodity prices in the company’s trading and merchandising operations and improved selling prices for wheat flour and dehydrated vegetable products in the company’s specialty ingredients business. Net sales increased $100 million to nearly $2.0 billion in the first three quarters of fiscal 2006. Increased net sales reflect a favorable environment for trading and merchandising of commodities including petroleum products, natural gas, grain and fertilizer and improved sales volumes and pricing in the company’s milling operations.

Gross Profit

(Net sales less cost of goods sold)

($ in millions)

	Gross Profit
	Thirteen weeks ended			Thirty-nine weeks ended
Reporting Segment	February 26, 2006	February 27, 2005	Percentage Inc / (Dec)	February 26, 2006	February 27, 2005	Percentage Inc / (Dec)
Retail Products	$495	$490	1%	$1,415	$1,466	(3)%
Foodservice Products	109	112	(3)%	369	359	3%
Food Ingredients	111	108	2%	327	319	2%
	$715	$710	1%	$2,111	$2,144	(2)%

The company’s gross profit for the third quarter of fiscal 2006 was $715 million, an increase of 1% from the same period in the prior year. Gross profit for the first three quarters of fiscal 2006 decreased $33 million from the first three quarters of fiscal 2005 to $2.1 billion. Lower gross profits were significantly impacted by the lower sales volumes in the Retail Products segment in the first two quarters of fiscal 2006.

Retail Products gross profit for the third quarter of fiscal 2006 was $495 million, an increase of $5 million, or 1%, from the same period in the prior year. The increase in gross profit reflects a 4% increase in sales volumes, offset by less favorable mix and $4 million of costs related to the company’s restructuring plan. Gross profit for the first three quarters of fiscal 2006 was $1.4 billion, a decrease of $51 million from the same period in the prior fiscal year. The decrease in gross profit is largely due to lower sales volumes in the first two quarters of fiscal 2006, as well as less favorable product mix. Gross profit has been negatively impacted by increased costs of fuel and energy, transportation and warehousing, steel and other packaging materials. Gross profit was negatively impacted in the first three quarters of fiscal 2005 by $5 million of charges related to the company’s cost reduction efforts.

Foodservice Products gross profit was $109 million for the third quarter of fiscal 2006, a decrease of $3 million, or 3%, from the same period of the prior year. Gross profit was $369 million in the first three quarters of fiscal 2006, an increase of $10 million, or 3%, from same period of the prior year. In the third quarter and first three quarters of fiscal 2006, gross profit improved in the company’s specialty potato operations, due to increased sales volumes to key customers. This was offset in the third quarter of fiscal

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

2006 by decreased margins from the segment’s shelf stable products. Costs of implementing the company’s restructuring plan of $1 million are included in gross profit for the third quarter and first three quarters of fiscal 2006.

Food Ingredients gross profit for the third quarter of fiscal 2006 increased $3 million, or 2%, to $111 million. Gross profit increased $8 million, or 2%, to $327 million for the first three quarters of fiscal 2006. The company’s commodity trading and merchandising operations contributed $70 million and $188 million of gross profit in the third quarter and first three quarters of fiscal 2006, respectively and $69 million and $184 million in the comparable periods of the prior year.

	Gross Margin Percent
	Thirteen weeks ended		Thirty-nine weeks ended
Reporting Segment	February 26, 2006	February 27, 2005	February 26, 2006	February 27, 2005
Retail Products	30%	30%	29%	29%
Foodservice Products	19%	21%	22%	22%
Food Ingredients	17%	18%	17%	17%
Total	25%	26%	25%	25%

The company’s gross margin (gross profit as a percentage of net sales) for the third quarter of fiscal 2006 and 2005 was 25% and 26%, respectively, primarily reflecting the impact of the lower margins realized in the Foodservice Products segment, due to increased manufacturing and supply chain costs, and in the Food Ingredients segment resulting from reduced margins in the specialty ingredients operations.

Selling, General and Administrative Expenses (includes general corporate expense)

Selling, general and administrative expenses totaled $525 million for the third quarter of fiscal 2006, an increase of $66 million, or 14%, as compared to the same period in the prior year. Selling, general and administrative expenses totaled $1.4 billion for the first three quarters of fiscal 2006, an increase of $122 million, or 10%, as compared to the same period in the prior fiscal year. Results for the third quarter and the first three quarters of fiscal 2006 include $45 million of charges relating to the company’s restructuring plan. Results for the first three quarters of fiscal 2005 reflect charges of $4 million in connection with the company’s operational efficiency initiatives.

The company holds subordinated notes in the original principal amount of $150 million plus accrued interest of $46 million from Swift Foods. During the company’s fourth quarter of fiscal 2005, Swift Foods effected changes in its capital structure. As a result of those changes, the company determined that the fair value of the subordinated notes was impaired. From the date on which the company initially determined that the value of the notes were impaired through the second quarter of fiscal 2006, the company believed the impairment of this available-for-sale security to be temporary. As such, the company had reduced the carrying value of the note by $35 million and recorded cumulative after-tax charges of $22 million in accumulated other comprehensive income as of the end of the second quarter of fiscal 2006. During the third quarter of fiscal 2006, due to the company’s consideration of current conditions related to the debtor’s business and the company’s intended holding period for this investment, the company has determined that the impairment is other than temporary. As such, the company has recognized an impairment charge of $47 million in selling, general and administrative expenses and reversed the cumulative after-tax charges of $22 million in accumulated other comprehensive income during the third quarter of fiscal 2006.

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

The company recognized a charge of $17 million in the third quarter of fiscal 2006 in connection with patent-related litigation. The company also recognized $4 million of costs for the early retirement of debt in the third quarter of fiscal 2006.

Results for the first three quarters of 2006 include $19 million of costs for the accelerated recognition of compensation in connection with the recent transition of certain executives. The company has also incurred increased income tax-related and other professional fees and higher pension expense, partially offset by lower salaries and benefits due to recent headcount reductions.

Results for the third quarter and the first three quarters of fiscal 2005 reflect:

•                              a charge for the impairment of a facility of $15 million in the Food Ingredients segment,

•                              a charge of $22 million on the early redemption of $600 million of 7.5% senior debt,

•                              an additional charge of $21.5 million related to the previously reported SEC investigation,

•                              a $10 million charge to reflect an impairment of a brand within the Retail Products segment, and

•                              a fire loss at a Foodservice Products plant of $10 million,

•                              these additional expenses were partially offset by $17 million of favorable legal settlements within the Retail Products segment in the third quarter of fiscal 2005.

Operating Profit (Earnings before general corporate expense, interest expense, net, gain on the sale of Pilgrim’s Pride Corporation common stock, income taxes and equity method investment earnings)

($ in millions)

	Operating Profit
	Thirteen weeks ended			Thirty-nine weeks ended
Reporting Segment	February 26, 2006	February 27, 2005	Percentage Inc / (Dec)	February 26, 2006	February 27, 2005	Percentage Inc / (Dec)
Retail Products	$248	$272	(9)%	$686	$768	(11)%
Foodservice Products	41	57	(28)%	202	208	(3)%
Food Ingredients	71	60	18%	200	199	1%

Retail Products operating profit for the third quarter of fiscal 2006 was $248 million, a decrease of $24 million, or 9%, from the same period in the prior year. Operating profit for the first three quarters of fiscal 2006 was $686 million, a decrease of $82 million, or 11%, from the same period in the prior year. Lower operating profit in the first three quarters of fiscal 2006 is reflective of the factors cited in the Gross Profit discussion, above. Operating profit in the third quarter of fiscal 2006 includes charges of $23 million in connection with the company’s restructuring plan. Costs of $10 million for the impairment of a brand and a benefit of $17 million for favorable legal settlements are included in operating profit for the third quarter of fiscal 2005. Costs of $6 million related to a closure of a production facility are included in operating profit for the first three quarters of fiscal 2006. Costs of $6 million incurred in connection with the company’s operational efficiency initiatives are included in operating profit for the first three quarters of fiscal 2005.

For the third quarter of fiscal 2006, Foodservice Products operating profit was $41 million, compared with $57 million for the third quarter of the prior fiscal year. Operating profit for the first three quarters of fiscal 2006 was $202 million, a decrease of $6 million, or 3%, from the same period in the prior year. Operating profit for the third quarter of fiscal 2006 includes charges of $18 million in connection with the

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

company’s restructuring plan. The first three quarters of fiscal 2005 also include the impact of $10 million of costs associated with a fire at a production facility and $2 million of costs of implementing the company’s operational efficiency initiatives.

Food Ingredients operating profit for the third quarter of fiscal 2006 was $71 million, an increase of $11 million, or 18%, from the same period in the prior year. Operating profit for the first three quarters of fiscal 2006 was $200 million, essentially unchanged from the same period in the prior year. Operating profit for the third quarter of fiscal 2005 includes a $15 million charge for the impairment of a manufacturing facility. The commodity trading and merchandising operations contributed $49 million of the segment’s total operating profit in the third quarter of fiscal 2006, compared with $51 million in the comparable period of the prior year. Specialty ingredients operations were slightly less profitable in the third quarter of fiscal 2006 than in the third quarter of fiscal 2005.

Interest Expense, Net

Net interest expense was $62 million and $68 million in the third quarters of fiscal 2006 and 2005, respectively. Net interest expense was $192 million and $227 million for the first three quarters of fiscal 2006 and 2005, respectively. Net interest expense was lower as a result of reduced debt balances and increased short-term investment balances.

During fiscal 2004, the company closed out all of its interest rate swap agreements in order to lock-in existing favorable interest rates. These interest rate swap agreements were previously put in place as a strategy to hedge interest costs associated with long-term debt. For financial statement purposes, the benefit associated with the termination of most of the interest rate swap agreements continues to be recognized over the term of the debt instruments originally hedged. The company’s net interest expense was reduced by $3 million and $10 million due to these interest rate swap agreements in the third quarter and first three quarters of fiscal 2006, respectively, and was reduced by $12 million and $23 million in the third quarter and first three quarters of fiscal 2005, respectively.

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

Income Taxes

In the third quarters of fiscal 2006 and 2005, the company’s income tax expense was $34.3 million and $144.8 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

27.0% and 35.6% for the third quarter and first three quarters of fiscal 2006, respectively, and 47.6% and 41.7% for the third quarter and first three quarters of fiscal 2005, respectively. The company’s effective tax rate in the third quarter of fiscal 2006 was lower than the statutory rate due primarily to revised estimates of state income tax rates, partially offset by a $9.1 million impairment of a foreign equity method investment during the quarter for which no tax benefit has been recognized. The company’s effective tax rate in the third quarter of fiscal 2005 was higher than the company’s statutory rate due primarily to a $57 million impairment of a foreign equity method investment and an accrual of $20 million related to the ongoing SEC investigation during the quarter for which no tax benefit was recognized. The company’s effective tax rate was lower in the first three quarters of fiscal 2006 than in the comparable period of fiscal 2005 due to the impact of a lower effective state income tax rate in fiscal 2006 and the nondeductible nature of the accrual recognized in fiscal 2005 in connection with the SEC investigation.

Equity Method Investment Earnings (Loss)

Equity method investment losses for the third quarter and first three quarters of fiscal 2006 were $1 million and $31 million, respectively. Equity method investment losses were $64 million and $35 million in the third quarter and first three quarters of fiscal 2005, respectively. Equity method investment losses for the first three quarters of fiscal 2005 include $7 million of earnings from the company’s equity interest in Swift Foods, an investment which was divested in the second quarter of fiscal 2005.

During the third quarter of fiscal 2005, the company determined that the carrying value of its investments in two unrelated equity method investments were other than temporarily impaired and therefore recognized pre-tax impairment charges totaling $71.0 million ($65.5 million after tax).  These charges are reflected in equity method investment earnings (loss) in the statement of earnings.  The extent of the impairments was determined based upon the company’s assessment of the recoverability of its investments based primarily upon the expected proceeds from the planned disposition of one of the investments and an assessment of the other investee’s ability to sustain earnings which would justify the carrying amount of that investment.

During the third quarter and first three quarters of fiscal 2006, the company recognized additional impairment charges of $9 million and $48 million, respectively, due to further declines in the estimated proceeds from the disposal of one of its equity method investments. No tax benefit has been recognized for these impairment charges, as the tax benefit related to any tax deductibility of losses incurred from the eventual disposal of this joint venture is uncertain. The company also incurred losses totaling $6 million on the dispositions of two other, unrelated, equity method investments in the first three quarters of fiscal 2006.

Discontinued Operations

The third quarter and first three quarters of the current year include after tax losses of $124 million and $62 million, respectively, from discontinued operations as compared to income of $6 million and $61 million, respectively, in the same periods of the prior year.

During the third quarter of fiscal 2006, the company recognized pre-tax impairment charges totaling $166 million ($150 million after-tax), based on the company’s estimates of sales proceeds for the pending divestitures of its packaged meats, cheese and seafood operations. The estimate of proceeds was based upon a comprehensive analysis which included probability-weighted assessments of key variables which will affect the ultimate proceeds realized. The key variables considered included the nature of potential buyers, estimated future cash flows from the operations, and the valuation multiple that potential buyers may assign to the cash flows. While the company believes its current estimate of proceeds is based on the

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

best available information, future events, including, but not limited to, negotiations with potential buyers and future performance of the business, could significantly affect the amount of proceeds ultimately received. Accordingly, the changes in the amount of proceeds could result in impairment charges greater or less than the amount currently estimated and recognized in the company’s financial statements.

In addition to the impairment charge, operating the packaged meats, cheese and seafood businesses resulted in after-tax earnings of $26 million and $83 million in the third quarter and first three quarters of fiscal 2006, respectively. These businesses earned $23 million and $82 million in the third quarter and first three quarters of fiscal 2005, respectively.

Earnings from discontinued operations from businesses which the company no longer owns were $5 million in the first three quarters of fiscal 2006. These businesses incurred losses of $17 million and $21 million in the third quarter and first three quarters of fiscal 2005, respectively.

Earnings Per Share

The company incurred losses of $(0.06) per diluted share and earned $0.93 per diluted share in the third quarter and first three quarters of fiscal 2006, respectively, including losses from discontinued operations of $(0.24) and $(0.12) per diluted share in the third quarter and first three quarters of fiscal 2006, respectively. Earnings per diluted share were $0.32 and $1.04 for the third quarter and first three quarters of fiscal 2005, respectively, including earnings of $0.01 and $0.12 per diluted share for discontinued operations.

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

Commercial paper borrowings (usually less than 30 days maturity) are reflected in the company’s consolidated balance sheets within notes payable. In December 2005, the company entered into a $1.5 billion 5-year revolving credit facility with a syndicate of financial institutions. This new credit facility replaces the company’s $1.05 billion revolving credit facility, which was terminated upon entering into the new facility. The new facility contains provisions substantially identical to those in the facility it replaces. The terms of the new facility provide that the company may request that the commitments available under the facility be increased by up to an additional $500 million and that the term of the facility be extended for additional one-year periods on an annual basis. The company is in compliance with the credit agreements’ financial covenants. Management believes the company will maintain its current commercial paper credit rating for the foreseeable future, thus allowing the company’s continued issuance of commercial paper. If the company were unable to access the short-term commercial paper market, the company could use its bank revolving credit facility to provide liquidity.

The company’s $1.5 billion revolving credit facility is with major domestic and international banks. The interest rate for the revolving credit facilities are generally .30 to .35 percentage points higher than the interest rates for commercial paper.

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

The company’s overall level of interest-bearing debt as of the end of the third quarter of fiscal year 2006 totaled $3.8 billion, compared to $4.5 billion as of the end of the third quarter of fiscal 2005. In third quarter of fiscal 2006, the company called for redemption the remaining $496 million of its 6% Notes due September 15, 2006. As of the end of the third quarter of fiscal 2006, the company’s senior long-term debt ratings were all investment grade ratings.

The company continues to evaluate opportunities to sell its $150 million subordinated notes receivable plus accrued interest of $46 million from the fresh beef and pork divestiture (which are reflected at a combined current fair value of approximately $150 million in the company’s balance sheet at February 26, 2006).

The company reduced its quarterly dividend to $0.18 per diluted share in order to provide additional financial flexibility to invest in its brands and to execute its organizational restructuring and costs reduction plans.

In April 2006, subsequent to the third quarter of fiscal 2006, the company received pre-tax proceeds of approximately $440 million for the sale of its Cook’s Ham and Seafood businesses.

Cash Flows

During the first three quarters of fiscal 2006, the company generated $30 million of cash, which was the net impact of $723 million generated by operating activities, $355 million generated by investing activities, and $1.05 billion used in financing activities.

Cash generated from operating activities of continuing operations totaled $545 million in the first three quarters of fiscal 2006, as compared to $582 million generated in the same period of the prior year. The decreased cash flow was largely the result of lower operating earnings in the first three quarters of fiscal 2006 than in the comparable period of fiscal 2005. The timing of income tax payments also resulted in decreased operating cash flows in the first three quarters of fiscal 2006. These factors were partially offset by the impact of disruptions, due to the implementation of new information systems, and the impact on the company’s billing and collections processes, which reduced cash inflows in the third quarter of fiscal 2005. Also, changes in balances of customer prepayments for products in the company’s Food Ingredients segment resulted in increased cash flows in the first three quarters of fiscal 2006, as compared to the first three quarters of fiscal 2005. Cash generated from operating activities of discontinued operations was approximately $178 million in the first three quarters of fiscal 2006, as compared to $27 million in the first three quarters of fiscal 2005. The more significant cash flows from discontinued operations in fiscal 2006 are primarily due to the improved operating results and management of working capital within the discontinued packaged meats and cheese businesses during that period, partially offset by cash inflows from the liquidation of cattle inventory in connection with the discontinued cattle feeding operations in fiscal 2005. Cash flow from operating activities is one of the company’s primary sources of liquidity.

Cash provided by investing activities of continuing operations totaled $356 million in the first three quarters of fiscal 2006, versus cash provided by investing activities of continuing operations of $238 million in the same period of fiscal 2005. Investing activities for the first three quarters of fiscal 2006 consisted primarily of proceeds of $482 million from the sale of 15.4 million shares of Pilgrim’s Pride Corporation common stock, offset by capital expenditures of $177 million. Investing activities for the first three quarters of fiscal 2005 consisted primarily of proceeds of $283 million from the sale of 10 million shares of Pilgrim’s Pride Corporation common stock and $194 million for the sale of the company’s remaining interest in Swift Foods, partially offset by capital additions of $292 million. Cash provided by investing activities of discontinued operations in the first three quarters of fiscal 2005 was $184 million, primarily generated from the dispositions of the cattle feeding operations and the specialty meats operations. Cash

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

used in investing activities of discontinued operations in the first three quarters of fiscal 2006 was insignificant.

Cash used in financing activities totaled $1.05 billion in the first three quarters of fiscal 2006, and $1.6 billion in the first three quarters of fiscal 2005. During the first three quarters of fiscal 2006 and 2005, the company paid dividends of $424 million and $409 million, respectively. The company repaid $642 million and nearly $1.2 billion of long-term debt in the first three quarters of fiscal 2006 and 2005, respectively. Additionally, in the first three quarters of fiscal 2005, the company repurchased $181 million of its common stock as part of its share repurchase program.

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

As a result of adopting FIN 46R, the company has consolidated the assets and liabilities of several entities from which it leases property, plant and equipment. Due to the adoption of FIN 46R, the company reflects in its balance sheet as of February 26, 2006:  property, plant and equipment of $185 million, long-term debt of $193 million (including current maturities of $8 million), other assets of $12 million, and other noncurrent liabilities of $6 million. The company has no other material obligations arising out of variable interests with unconsolidated entities.

Obligations and Commitments

As part of its ongoing operations, the company enters into arrangements that obligate the company to make future payments under contracts such as lease agreements, debt agreements and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as “take-or-pay” contracts). The unconditional purchase obligation arrangements are entered into by the company in its normal course of business in order to ensure adequate levels of sourced product are available to the company. Of these items, capital lease and debt obligations, which total $3.9 billion, are currently recognized as liabilities in the company’s consolidated balance sheet. Operating lease obligations and unconditional purchase obligations, which total $0.9 billion, are not recognized as liabilities in the company’s consolidated balance sheet in accordance with generally accepted accounting principles.

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

A summary of the company’s contractual obligations as of February 26, 2006 is as follows (including obligations of discontinued operations):

	Payments Due by Period
(in millions) Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt	$3,881.2	$420.1	$40.7	$801.0	$2,619.4
Lease obligations	688.7	100.8	187.9	117.3	282.7
Purchase obligations	241.7	56.6	119.9	40.1	25.1
Total	$4,811.6	$577.5	$348.5	$958.4	$2,927.2

The company is also contractually obligated to pay interest on its long-term debt obligations. The weighted average interest rate of the long-term debt obligations outstanding as of February 26, 2006 was approximately 7.53%. As part of its ongoing operations, the company also enters into arrangements that obligate the company to make future cash payments only upon the occurrence of a future event (e.g., guarantee debt or lease payments of a third party should the third party be unable to perform). The following commercial commitments are not recognized as liabilities in the company’s consolidated balance sheet. A summary of the company’s commitments, including commitments associated with the divested fresh beef and pork operations, as of February 26, 2006, is as follows:

(in millions) Other Commercial Commitments	Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Guarantees	$49.8	$7.9	$20.0	$7.8	$14.1
Other commitments	0.8	0.7	0.1	—	—
Total	$50.6	$8.6	$20.1	$7.8	$14.1

The company’s total commitments of $51 million include approximately $34 million in guarantees and other commitments the company has made on behalf of the divested fresh beef and pork business.

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

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

The following table represents the fair value and scheduled maturity dates of such contracts outstanding as of February 26, 2006:

	Fair Value of Contracts as of February 26, 2006 net asset / (liability)
Source of Fair Value	Maturity less than 1 year	Maturity 1-3 years	Total Fair Value
Prices actively quoted	$31.0	$18.3	$49.3
Prices provided by other external sources	17.3	0.6	17.9
Prices based on other valuation models	—	—	—
Total fair value	$48.3	$18.9	$67.2

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

Other than the changes noted below, there have been no material changes in the company’s market risk during the thirty-nine weeks ended February 26, 2006. For additional information, refer to the subsection “Quantitative and Qualitative Disclosures About Market Risk” in the “Management’s Discussion & Analysis” in Item 7A of the fiscal 2005 annual report on Form 10-K.

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

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Based on the company’s net derivative positions at the end of the first, second and third quarters of fiscal 2006, the maximum potential loss of fair value resulting from a hypothetical change of 10% in market prices was as follows:

(in millions)
Processing
Grains/Foods	$12
Meats	1
Energy	43

Trading
Grains/Foods	$31
Meats	6
Energy	17

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

Based on the company’s processing-related net foreign currency derivative positions at the end of the first, second and third quarter of fiscal 2006, the maximum potential loss of fair value resulting from a hypothetical change of 10% in market prices was $18 million. Based on the company’s trading-related net foreign currency derivative positions at the end of the first, second and third quarter of fiscal 2006, the maximum potential loss of fair value resulting from a hypothetical change of 10% in market prices was $9 million.

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of February 26, 2006. Based on that evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weakness in internal control discussed below, the company’s disclosure controls and procedures were not effective as of February 26, 2006.

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

In connection with the company’s overall assessment of its internal control over financial reporting, the company has evaluated the effectiveness of its internal control over accounting for income taxes as of February 26, 2006, and has concluded that the material weakness in internal controls with respect to accounting for income taxes was not fully remediated as of February 26, 2006. Management’s conclusion that the material weakness in accounting for income taxes was not fully remediated as of February 26, 2006 was based on the following factors:  (1) while significant process and control enhancements have been implemented, management is still finalizing the implementation of its remediation plan, and (2) comprehensive testing of the internal controls over accounting for income taxes is in process and is expected to be completed during the preparation of the company’s fiscal 2006 consolidated financial statements.

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

ConAgra Foods, Inc. and Subsidiaries

Part I – Financial Information

These remediation efforts have changed and improved the company’s internal control over financial reporting in the first three quarters of fiscal 2006 in a manner that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting. As stated above, the company is in the process of finalizing the implementation of its remediation plan and testing the enhanced internal controls over accounting for income taxes to verify their effectiveness. The process is expected to be completed during the preparation of the company’s fiscal 2006 consolidated financial statements.

Aside from changes related to the material weakness described above, there have been no changes during the company’s fiscal quarter ended February 26, 2006 in the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

ConAgra Foods, Inc. and Subsidiaries

Part II – Other Information

Item 1. Legal Proceedings

The company has reported certain information regarding legal proceedings in its Form 10-K for the fiscal year ended May 29, 2005 and Form 10-Q for the quarter ended August 28, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the total number of shares purchased during the third quarter of fiscal 2006, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that may yet be Purchased under the Program (2)

November 28 through December 25, 2005	2,052	$21.40	—	$399,900,000

December 26, 2005 through January 22, 2006	11,248	$20.52	—	$399,900,000

January 23 through February 26, 2006	1,923	$20.47	—	$399,900,000

Total Fiscal 2006 Third Quarter Activity	15,223	$20.63	—	$399,900,000

(1)  Amounts represent shares delivered to the company to pay the exercise price under stock options or to satisfy tax withholding obligations upon the exercise of stock options or vesting of restricted shares.

(2)  Pursuant to the share repurchase plan announced on December 4, 2003 of up to $1 billion. The company has repurchased 22.1 million shares at a cost of $600 million through February 26, 2006. This program has no expiration date.

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

By:

/s/ John F. Gehring

John F. Gehring
Senior Vice President and Corporate Controller

Dated this 7th day of April, 2006.

ConAgra Foods, Inc. and Subsidiaries

Exhibit Index

EXHIBIT	DESCRIPTION	PAGE

12	Statement regarding computation of ratio of earnings to fixed charges	49

31.1	Section 302 Certificate of Chief Executive Officer	50

31.2	Section 302 Certificate of Chief Financial Officer	51

32.1	Section 906 Certificates	52