Form 10-K/A
period 2005-05-29
CONAGRA FOODS INC /DE/
filed 2006-07-28
CIK 23217

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

EXPLANATORY NOTE

ConAgra Foods is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended May 29, 2005 to revise Item 6 (Selected Financial Data) to amend the selected financial data presented for fiscal 2001, to make corresponding changes to Exhibit 12 (Ratio of Earnings to Fixed Charges), and to add an explanatory note on certain fiscal 1999 and 2000 selected financial data.

The Securities and Exchange Commission (“SEC”) issued a formal order of nonpublic investigation with respect to ConAgra Foods dated September 28, 2001. The SEC investigation relates to certain matters with respect to the Company’s former UAP subsidiary as well as other aspects of the Company’s financial statements, including the level and application of certain of the Company’s reserves. The Company is currently conducting discussions with the SEC Staff regarding a possible settlement of these matters. Any settlement may include the Company consenting to the issuance of a final judgment, without admitting or denying the allegations, with respect to a complaint that would be filed by the SEC in federal court. There can be no assurance that the negotiations with the SEC Staff will ultimately be successful or that the SEC will accept the terms of any settlement that is negotiated with the SEC Staff. The Company previously filed (1) in June 2001 an amended Annual Report on Form 10-K for the fiscal year ended May 28, 2000, which included restated financial information for fiscal years 1997, 1998, 1999 and 2000, relating to accounting and conduct matters at the former UAP subsidiary and (2) in April 2005 an amended Annual Report on Form 10-K for the fiscal year ended May 30, 2004, which included restated financial information for fiscal years 2002, 2003 and 2004, relating to errors in previously reported amounts related to income tax matters.

With respect to the Company’s reserves, the SEC Staff alleges that by the end of fiscal 1998 the Company had excess reserves related to a fiscal 1991 acquisition, and in fiscal 1999 and fiscal 2000 used those and other excess reserves to cover unrelated, unplanned-for and unreserved-for losses. The SEC Staff also alleges that the Company failed to record adequate income tax expense in fiscal 1999 and that it improperly accounted in fiscal 2000 for certain prior year excess restructuring reserves. The SEC Staff also alleges that at the end of fiscal 2000, the Company had excess legal and environmental reserves which were reversed to income in fiscal 2001. The SEC Staff alleges that a gross amount of $170 million related to the reversal of reserves was improperly recorded in income during fiscal 1999, 2000 and 2001. The gross $170 million includes $30.4 million ($18.8 million after-tax) which the SEC Staff alleges should have been taken to income in fiscal 1999 rather than fiscal 2000; the remaining $139.6 million ($88.4 million after-tax) represents the net pre-tax impact of the three years (2001, 2000 and 1999) and is reflected in the restated amounts set forth in the revised Item 6. Selected financial data as previously reported and as restated are set forth in the revised Item 6.

For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, the Company has amended in its entirety Item 6 of the Company’s Form 10-K for the year ended May 29, 2005. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, or modify or update those disclosures in any way, except as required to reflect the effects of this amendment.

ITEM 6.  SELECTED FINANCIAL DATA

FOR THE FISCAL YEARS ENDED MAY	2005	2004	2003[1]	2002	2001[4]
Dollars in millions, except per share amounts

Net sales [2]	$14,566.9	$14,081.8	$16,533.6	$21,921.7	$21,468.4
Income from continuing operations before cumulative effect of changes in accounting [2]	$663.1	$727.1	$812.1	$745.7	$644.7
Net income	$641.5	$811.3	$763.8	$771.7	$627.0
Basic earnings per share:
Income from continuing operations before cumulative effect of changes in accounting [2]	$1.28	$1.38	$1.53	$1.40	$1.26
Net income	$1.24	$1.54	$1.44	$1.45	$1.22
Diluted earnings per share:
Income from continuing operations before cumulative effect of changes in accounting [2]	$1.27	$1.37	$1.53	$1.40	$1.26
Net income	$1.23	$1.53	$1.44	$1.45	$1.22
Cash dividends declared per share of common stock	$1.0775	$1.0275	$0.9775	$0.9300	$0.8785

At Year-End
Total assets	$12,791.7	$14,222.2	$15,118.7	$15,568.7	$16,480.8
Senior long-term debt (noncurrent) [2,3]	$3,949.1	$4,878.4	$4,632.2	$4,973.7	$3,340.9
Subordinated long-term debt (noncurrent)	$400.0	$402.3	$763.0	$752.1	$750.0
Preferred securities of subsidiary company [3]	$—	$—	$175.0	$175.0	$525.0

[1]	During fiscal 2003, the company divested its fresh beef and pork business (see Note 2 to the consolidated financial statements).

[2]

Amounts exclude the impact of discontinued operations of the Agricultural Products segment, the chicken business, the feed businesses in Spain, the poultry business in Portugal and the specialty meats foodservice business.

[3]

2004 amounts reflect the adoption of FIN 46R, Consolidation of Variable Interest Entities, which resulted in increasing long-term debt by $419 million, increasing other noncurrent liabilities by $25 million, increasing property, plant and equipment by $221 million, increasing other assets by $46 million and decreasing preferred securities of subsidiary company by $175 million.

[4]

The SEC issued a formal order of nonpublic investigation with respect to ConAgra Foods dated September 28, 2001. The SEC investigation relates to certain matters with respect to the Company’s former UAP subsidiary as well as other aspects of the Company’s financial statements, including the level and application of certain of the Company’s reserves. The Company is currently conducting discussions with the SEC Staff regarding a possible settlement of these matters. Any settlement may include the Company consenting to the issuance of a final judgment, without admitting or denying the allegations, with respect to a complaint that would be filed by the SEC in federal court. There can be no assurance that the negotiations with the SEC Staff will ultimately be successful or that the SEC will accept the terms of any settlement that is negotiated with the SEC Staff. With respect to the Company’s reserves, the SEC Staff alleges that by the end of fiscal 1998 the Company had excess reserves related to a fiscal 1991 acquisition, and in fiscal 1999 and fiscal 2000 used those and other excess reserves to cover unrelated, unplanned-for and unreserved-for losses. The SEC Staff also alleges that the Company failed to record adequate income tax expense in fiscal 1999 and that it improperly accounted in fiscal 2000 for certain prior year excess restructuring reserves. The SEC Staff also alleges that at the end of fiscal 2000, the Company had excess legal and environmental reserves which were reversed to income in fiscal 2001. The SEC Staff alleges that a gross amount of $170 million related to the reversal of reserves was improperly recorded in income during fiscal 1999, 2000 and 2001. The gross $170 includes $30.4 million ($18.8 million after-tax) which the SEC Staff alleges should have been taken to income in fiscal 1999 rather than fiscal 2000; the remaining $139.6 million ($88.4 million after-tax) represents the net pre-tax impact for the three years (2001, 2000 and 1999) and is reflected in the restated amounts below. Selected financial data as previously reported and as restated are set forth below:

FOR THE FISCAL YEARS ENDED MAY	2001		2000		1999
Dollars in millions, except per share amounts
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Net income	641.8	$627.0	$382.7	$360.5	$330.2	$278.8
Diluted earnings per share:
Net income	1.25	$1.22	$.80	$.75	$.69	$.58

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ConAgra Foods, Inc. has duly caused this amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of July, 2006.

ConAgra Foods, Inc.

/s/ Gary M. Rodkin
Gary M. Rodkin
Chief Executive Officer and President and Director

/s/ Frank S. Sklarsky
Frank S. Sklarsky
Executive Vice President, Chief Financial Officer

/s/ John F. Gehring
John F. Gehring
Senior Vice President and Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of July, 2006.

David H. Batchelder*	Director
Mogens C. Bay*	Director
Howard G. Buffett*	Director
Stephen G. Butler*	Director
John T. Chain, Jr.*	Director
Steven F. Goldstone*	Director
Alice B. Hayes*	Director
W.G. Jurgensen*	Director
Mark H. Rauenhorst*	Director
Carl E. Reichardt*	Director
Ronald W. Roskens*	Director
Kenneth E. Stinson*	Director

* Frank S. Sklarsky, by signing his name hereto, signs this annual report on behalf of each person indicated. A Power-of-Attorney authorizing Frank S. Sklarsky to sign this annual report on Form 10-K on behalf of each of the indicated Directors of ConAgra Foods, Inc. has been filed herein as Exhibit 24.

By:

/s/ Frank S. Sklarsky
Frank S. Sklarsky
Attorney-In-Fact

EXHIBIT INDEX

Number	Description	Page No.
12	Statement regarding computation of ratio of earnings to fixed charges	6
31.1	Section 302 Certificate	7
31.2	Section 302 Certificate	8