Form 10-K
period 2006-05-28
CONAGRA FOODS INC /DE/
filed 2006-07-28
CIK 23217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 28, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 1-7275

CONAGRA FOODS, INC.
(Exact name of registrant, as specified in its charter)

Delaware	47-0248710
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
One ConAgra Drive	68102-5001
Omaha, Nebraska	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code (402) 595-4000

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $5.00 par value	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

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
Large accelerated filer ☒ Accelerated filer ☐Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of the voting common stock of ConAgra Foods, Inc. held by non-affiliates on November  27, 2005 was approximately $11,392,110,768 based upon the closing sale price on the New York Stock Exchange on such date.

At June 23, 2006, 510,839,377 common shares were outstanding.

Documents incorporated by reference are listed on page 1.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement filed for Registrant’s 2006 Annual Meeting of Stockholders (the “2006 Proxy Statement”) are incorporated into Part III, Items 10, 11, 12, 13, 14 and 15.

PART I

ITEM 1.                BUSINESS

a) General Development of Business

ConAgra Foods, Inc. (“ConAgra Foods” or the “Company”) is a leading packaged food company serving a wide variety of food customers. Over time, the Company, which was first incorporated in 1919, has grown through acquisitions, operations and internal brand and product development.

ConAgra Foods is in the process of implementing operational improvement initiatives that are intended to generate profitable sales growth, improve profit margins, and expand returns on capital over time. Various improvement initiatives focused on marketing, operating efficiency, and business processes have been underway for several years. Senior leadership changes during fiscal 2006 resulted in new priorities and increased focus on execution.

The Company currently has the following strategies:

•       Reducing costs throughout the supply chain and the general and administrative functions.

•       Increased and more focused marketing and innovation investments.

•       Sales improvement initiatives focused on penetrating the fastest growing channels, better return on customer trade arrangements, and optimal shelf placement for the Company’s most profitable products.

•       Portfolio changes:  The Company is divesting non-core operations that have limited the Company’s ability to achieve its efficiency targets.

During fiscal 2006, the Company identified several operations as non-core, including Cook’s Ham, seafood, and packaged meats and cheese. Divesting these will simplify the Company’s operations and provide opportunities to be more efficient. During 2006, the Company completed the divestitures of its Cook’s Ham and its seafood operations and expects to complete its divestitures of the packaged meats and cheese businesses in the first half of fiscal 2007.

Changes to the Company’s portfolio have been ongoing for several years in support of the Company’s efforts to focus on higher-margin, branded and value-added businesses. For example, during fiscal 2005, the Company completed the divestitures of its UAP International business, minority equity investment in Swift Foods and cattle feeding assets, specialty meats foodservice business, and Portuguese poultry business. These followed other divestitures prior to fiscal 2005, including the Company’s chicken business, U.S. and Canadian crop inputs businesses of United Agri Products (“UAP North America”), Spanish feed business, canned seafood operations, and specialty cheese operations.

As the Company implements operating improvement initiatives, it occasionally incurs costs related to changes that are intended to make a more efficient cost structure, for example: reducing headcount and closing facilities. The Company also incurs costs to dispose of businesses, revalue assets, retire debt, resolve legal disputes, and other items that impact the comparability of operating results.

The Company’s plans over the next several years include an estimate of at least $238 million of pretax restructuring costs, $130 million of which were incurred in fiscal 2006.

b) Financial Information about Reporting Segments

Historically, the Company reported its results of operations in three segments: the Retail Products segment, the Foodservice Products segment, and the Food Ingredients segment. During the fourth quarter of fiscal 2006, due to changes in its management structure, the Company began reporting its operations in four reporting segments: Consumer Foods, International Foods, Food and Ingredients, and Trading and

Merchandising.  Fiscal 2005 and 2004 financial information has been conformed to reflect the segment change. The contributions of each reporting segment to net sales and operating profit, and the identifiable assets attributable to each reporting segment are set forth in Note 19 “Business Segments and Related Information” to the consolidated financial statements.

c) Narrative Description of Business

The Company competes throughout the food industry and focuses on adding value for customers who sell into the retail food, foodservice and ingredients channels. The Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 12% of consolidated net sales for fiscal 2006, primarily in the Consumer Foods segment.

ConAgra Foods’ operations, including its reporting segments, are described below. The ConAgra Foods companies and locations, including distribution facilities, within each reporting segment, are described in Item 2.

Consumer Foods

The Consumer Foods reporting segment includes branded, private label and customized food products which are sold in various retail and foodservice channels. The products include a variety of categories (meals, entrees, condiments, sides, snacks and desserts) across frozen, refrigerated and shelf-stable temperature classes.

Major brands include Chef Boyardee®, Marie Callender’s®, Healthy Choice®, Orville Redenbacher®, Slim Jim®, Hebrew National®, Kid Cuisine®, Reddi-Wip®, VanCamp®, Libby’s®, LaChoy®, The Max®, Manwich®, David’s®, Ro*Tel®, Angela Mia®, Mama Rosa®, Hunt’s®, Wesson®, Act II®, Snack Pack®, Swiss Miss®, Pam®, Egg Beaters®, Blue Bonnet®, Parkay®, and Rosarita®.

Food and Ingredients

The Food and Ingredients reporting segment includes commercially branded foods and ingredients, which are sold principally to foodservice, food manufacturing and industrial customers. The segment’s primary products include specialty potato products, milled grain ingredients, dehydrated vegetables and seasonings, blends and flavors which are sold under names such as ConAgra Mills®, Lamb Weston®, Gilroy Foods®, and Spicetec® to food processors.

Trading and Merchandising

The Trading and Merchandising reporting segment includes the sourcing, merchandising, trading, marketing and distribution of agricultural and energy commodities.

International Foods

The International Foods reporting segment includes branded food products which are sold principally in retail channels in North America, Europe and Asia. The products include a variety of categories (meals, entrees, condiments, sides, snacks and desserts) across frozen, refrigerated and shelf-stable temperature classes. Major brands include Orville Redenbacher’s®, Act II®, Snack Pack®, Chef Boyardee®, Hunt’s®, and Pam®.

Unconsolidated Equity Investments

The Company has a number of unconsolidated equity investments. The more significant equity investments are involved in barley malting and potato processing. The Company divested its minority equity interest investment in a fresh beef and pork joint venture in fiscal 2005. This joint venture was established in fiscal 2003 when the Company sold a controlling interest in its fresh beef and pork operations.

Discontinued Operations

During the fourth quarter of fiscal 2006, the Company completed its divestiture of its Cook’s Ham business and the divestiture of its seafood operations. Accordingly, the Company reflects the results of these businesses as discontinued operations for all periods presented. The assets and liabilities divested are now classified as assets and liabilities held for sale within the Company’s consolidated balance sheets for all periods presented.

During the third quarter of fiscal 2006, the Company announced that it would divest substantially all of its packaged meats and cheese operations. The Company expects to complete the dispositions of these businesses during the first half of fiscal 2007 and expects to have no significant continuing involvement in these businesses after the disposals. Accordingly, the Company reflects the results of these businesses as discontinued operations for all periods presented.

During the third quarter of fiscal 2006, the Company initiated a plan to dispose of a refrigerated meals business with annual revenues of less than $70 million. The Company currently expects to complete the sale of these operations in fiscal 2007 and also expects to continue to supply certain ingredients to this business and purchase finished product from this business subsequent to its divestiture. Due to the Company’s expected significant continuing cash flows associated with this business, the Company continues to include the results of operations of this business in continuing operations. The assets and liabilities of this business are classified as assets and liabilities held for sale in the consolidated balance sheets for all periods presented.

The major brands in discontinued operations include Cook’s®, Louis Kemp®, Decker®, Singleton®, Butterball®, Eckrich®, Armour®, Ready Crisp®, and Margherita®.

During the third quarter of fiscal 2006, the Company initiated a plan to dispose of two aircraft. These long-lived assets are classified as assets held for sale in the consolidated balance sheets for all periods presented.

During fiscal 2005, the Company completed the divestitures of its UAP International and Portuguese poultry businesses. Also in fiscal 2005, the Company implemented a plan to exit the specialty meats foodservice business. In connection with this exit plan, the Company closed a manufacturing facility in Alabama, sold its operations in California and, in the first quarter of fiscal 2006, completed the sale of its operations in Illinois. Upon the sale of the Illinois operations, the Company has no further specialty meats operations. During fiscal 2004, the Company completed the divestitures of its chicken business, UAP North America business, and its Spanish feed business. Accordingly, the results of operations of the chicken business, UAP North America, UAP International, the Spanish feed business and Portuguese poultry business, and the specialty meats foodservice business are reflected in discontinued operations for all periods presented. Beginning September 24, 2004, the results of operations of the cattle feeding business are presented in discontinued operations.

General

The following comments pertain to each of the Company’s reporting segments.

ConAgra Foods is a food company that operates in many different areas of the food industry, with a significant focus on the sale of branded and value-added consumer products. ConAgra Foods uses many different raw materials, the bulk of which are commodities. The prices paid for raw materials used in the products of ConAgra Foods generally reflect factors such as weather, commodity market fluctuations, currency fluctuations, tariffs, and the effects of governmental agricultural programs. Although the prices of raw materials can be expected to fluctuate as a result of these factors, the Company believes such raw materials to be in adequate supply and generally available from numerous sources. The Company uses hedging techniques to minimize the impact of price fluctuations in its principal raw materials. However, it does not fully hedge against changes in commodity prices and these strategies may not fully protect the Company or its subsidiaries from increases in specific raw material costs.

The Company experiences intense competition for sales of its principal products in its major markets. The Company’s products compete with widely advertised, well-known, branded products, as well as private label and customized products. Some of the Company’s competitors are larger and have greater resources than the Company. The Company has major competitors in each of its reporting segments. The Company competes primarily on the bases of quality, value, customer service, brand recognition, and brand loyalty.

Quality control processes at principal manufacturing locations emphasize applied research and technical services directed at product improvement and quality control. In addition, the Company conducts research activities related to the development of new products. Research and development expense was $54 million, $64 million, and $61 million in fiscal 2006, 2005, and 2004, respectively.

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

The Company’s trademarks are of material importance to its business and are protected by registration or other means in the United States and most other markets where the related products are sold. Some of the Company’s products are sold under brands that have been licensed from others. The Company also actively develops and maintains a portfolio of patents, although no single patent is considered significant to the business as a whole. The Company has proprietary trade secrets, technology, know-how processes, and other intellectual property rights that are not registered.

Many of ConAgra Foods’ facilities and products are subject to various laws and regulations administered by the United States Department of Agriculture, the Federal Food and Drug Administration and other federal, state, local, and foreign governmental agencies relating to the quality of products, sanitation, safety, and environmental control. The Company believes that it complies with such laws and regulations in all material respects, and that continued compliance with such regulations will not have a material effect upon capital expenditures, earnings or the competitive position of the Company.

At May 28, 2006, ConAgra Foods and its subsidiaries had approximately 33,000 employees, primarily in the United States. Approximately 47% of the Company’s employees are parties to collective bargaining agreements.

d) Foreign Operations

Foreign operations information is set forth in Note 19 “Business Segments and Related Information” to the consolidated financial statements.

e) Available Information

The Company makes available, free of charge through its Internet web site at http://www.conagrafoods.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The Company submitted the annual Chief Executive Officer certification to the NYSE for its 2006 fiscal year as required by Section 303A.12(a) of the NYSE Corporate Governance rules.

The Company has also posted on its website its (1) Corporate Governance Principles, (2) Code of Conduct, (3) Code of Ethics for Senior Corporate Officers, and (4) charters for the Audit Committee, Corporate Affairs Committee, Corporate Governance Committee, Human Resources Committee, and Nominating Committee. Shareholders may also obtain copies of these items at no charge by writing to: Assistant Corporate Secretary, ConAgra Foods, Inc., One ConAgra Drive, Omaha, NE, 68102-5001.

ITEM 1A.        RISK FACTORS

The following factors could affect the Company’s operating results and should be considered in evaluating the Company.

The Company must identify changing consumer preferences and develop and offer food products to meet their preferences.

Consumer preferences evolve over time and the success of the Company’s food products depends on the Company’s ability to identify the tastes and dietary habits of consumers and to offer products that appeal to their preferences. Introduction of new products and product extensions requires significant development and marketing investment. If the Company’s products fail to meet consumer preference, then the return on that investment will be less than anticipated and the Company’s strategy to grow sales and profits with investments in core products will be less successful.

If the Company does not achieve the appropriate cost structure in the highly competitive food industry, its profitability could decrease.

The Company’s success depends in part on its ability to achieve the appropriate cost structure and be efficient in the highly competitive food industry. The Company is currently implementing profit-enhancing initiatives that impact its supply chain and general and administrative functions. These initiatives are focused on cost savings opportunities in procurement, manufacturing, logistics and customer service, as well as general overhead levels. If the Company does not continue to manage costs and achieve additional efficiencies, its competitiveness and its profitability could decrease.

The Company’s success is also dependent on the successful implementation of its strategy to divest non-core operations that have limited the Company’s ability to achieve its efficiency targets. The Company completed the divestitures of its Cook’s Ham and its seafood operations during fiscal 2006 and expects to complete its divestitures of the packaged meats and cheese businesses in the first half of fiscal 2007. If the Company is not able to continue to successfully alter its asset portfolio to focus on higher-margin, branded and value-added businesses, its competitiveness and profitability could decrease.

Increased competition may result in reduced sales or margin for the Company.

The food industry is highly competitive, and increased competition can reduce sales for the Company due to loss of market share or the need to reduce prices to respond to competitive and customer pressures. Competitive pressures also may restrict the Company’s ability to increase prices, including in response to commodity and other cost increases. The Company’s profit margins could decrease if a reduction in prices or increased costs are not counterbalanced with increased sales volume.

The consolidation of the Company’s customers has resulted in large sophisticated customers with increased buying power.

The Company’s customers, such as supermarkets, warehouse clubs and food distributors, have consolidated in recent years and consolidation is expected to continue. These consolidations have produced large, sophisticated customers with increased buying power and negotiating strength who are more capable of resisting price increases and operating with reduced inventories. These customers may also in the future use more of their shelf space, currently used for Company products, for their private label products.  The Company is implementing initiatives to counteract these pressures; however, if the larger size of these customers results in additional negotiating strength or less shelf space for Company products, the Company’s profitability could decline.

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

The Company uses many different commodities including wheat, corn, oats, soybeans, beef, pork, poultry, and energy. Commodities are subject to price volatility caused by commodity market fluctuations, supply and demand, currency fluctuations, and changes in governmental agricultural programs. Commodity price increases will result in increases in raw material costs and operating costs. The Company may not be able to increase its product prices to offset these increased costs, and increasing prices may result in reduced sales volume and profitability. The Company has many years’ experience in hedging against commodity price increases; however, hedging practices reduce but do not eliminate the risk of increased operating costs from commodity price increases.

The Company’s information technology resources must provide efficient connections between its business functions, or its results of operations will be negatively impacted.

Each year the Company engages in several billion dollars of transactions with its customers and vendors. Because the amount of dollars involved is so significant, the Company’s information technology resources must provide connections among its marketing, sales, manufacturing, logistics, customer service, and accounting functions. If the Company does not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure and to maintain the related computerized and manual control processes, it could be subject to billing and collection errors, business disruptions or damage resulting from security breaches. In 2005, in connection with its implementation of Project Nucleus, the Company’s information technology-linking initiative, the Company had short-term operational challenges during the third quarter of fiscal 2005. If future implementation problems are encountered, the Company’s results of operations could be negatively impacted.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

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

The Company maintains a number of stand-alone distribution facilities. In addition, there is warehouse space available at substantially all of the Company’s manufacturing facilities.

Utilization of manufacturing capacity varies by manufacturing plant based upon the type of products assigned and the level of demand for those products.  Management believes that the Company’s manufacturing and processing plants are well maintained and are generally adequate to support the current operations of the business.

The Company owns most of the manufacturing facilities. However, a limited number of plants and parcels of land with the related manufacturing equipment are leased. Substantially all of ConAgra Foods’ transportation equipment and forward-positioned distribution centers and most of the storage facilities containing finished goods are leased.

Information about the properties supporting each business segment follows.

CONSUMER FOODS REPORTING SEGMENT

General offices in Omaha, Nebraska, Edina, Minnesota and Naperville, Illinois.

Forty-five manufacturing facilities in Arkansas, California, Georgia, Illinois, Indiana, Iowa, Massachusetts, Michigan, Minnesota, Missouri, North Carolina, Ohio, Pennsylvania, Tennessee, Texas, and Wisconsin.

FOOD & INGREDIENTS REPORTING SEGMENT

Domestic general, marketing and administrative offices in Omaha, Nebraska, Eagle, Idaho and Tri-Cities, Washington.

Forty-seven domestic production facilities (including two 50% owned facilities) in Alabama, California, Colorado, Florida, Georgia, Idaho, Illinois, Iowa, Minnesota, Nebraska, New Jersey, New

Mexico, Nevada, North Carolina, Ohio, Oregon, Pennsylvania, Texas, Utah, and Washington; one international production facility in Chile; one international production facility in Puerto Rico; four manufacturing facilities in Australia (50% owned); four manufacturing facilities in Canada (three 50% owned); six manufacturing facilities in the United Kingdom (five 50% owned); and three manufacturing facilities in The Netherlands (50% owned).

TRADING AND MERCHANDISING SEGMENT

Domestic general, merchandising and administrative offices in Omaha, Nebraska and Savannah, Georgia. International general and merchandising offices in Canada, Mexico, Italy, Brazil, United Kingdom, Switzerland, Hong Kong, and Australia.

Eighty-six domestic production facilities (including two 50% owned facilities) in Colorado, Delaware, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Ohio, Oklahoma, Texas, Washington, and Wisconsin.

INTERNATIONAL FOODS REPORTING SEGMENT

General offices in Toronto, Canada, Mexico City, Mexico, San Juan, Puerto Rico and Irvine, California.

Four manufacturing facilities in Canada, Mexico and the United Kingdom.

ITEM 3.                LEGAL PROCEEDINGS

In fiscal 1991, ConAgra Foods acquired Beatrice Company (“Beatrice”). As a result of the acquisition and the significant pre-acquisition contingencies of the Beatrice businesses and its former subsidiaries, the consolidated post-acquisition financial statements of the Company reflect significant liabilities associated with the estimated resolution of these contingencies. These include various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by the Company. The litigation includes several public nuisance and personal injury suits against ConAgra Grocery Products and the Company as alleged successors to W. P. Fuller Co., a lead paint and pigment manufacturer owned and operated by Beatrice until 1967. The environmental proceedings include litigation and administrative proceedings involving Beatrice’s status as a potentially responsible party at 29 Superfund, proposed Superfund or state-equivalent sites; these sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and / or other contaminants. Beatrice has paid or is in the process of paying its liability share at 28 of these sites. Reserves for these matters have been established based on the Company’s best estimate of its undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of Beatrice and other potentially responsible parties and its experience in remediating sites. The reserves for Beatrice environmental matters totaled $104.9 million as of May 28, 2006, and $109.5 million as of May 29, 2005, a majority of which relates to the Superfund and state equivalent sites referenced above. Expenditures for these matters are expected to occur over  periods of up to 20 years.

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

On April 29, 2005, the Company filed an amended annual report on Form 10-K for the fiscal year ended May 30, 2004 and amended quarterly reports on Form 10-Q for the quarters ended August 29, 2004 and November 28, 2004. The filings included restated financial information for fiscal years 2002, 2003, 2004 and the first two quarters of fiscal 2005. The restatement related to tax matters. The Company provided information to the SEC Staff relating to the facts and circumstances surrounding the restatement.

On July 28, 2006, the Company filed an amendment to its annual report on Form 10-K for the fiscal year ended May 29, 2005. The filing amended Item 6. Selected Financial Data and Exhibit 12, Computation of Ratios of Earnings to Fixed Charges, for fiscal year 2001, and certain restated financial information for fiscal years 1999 and 2000, all related to the application of certain of the Company’s reserves for the three years and fiscal year 1999 income tax expense. The Company has provided information to the SEC Staff relating to the facts and circumstances surrounding the amended filing.

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

Three purported class actions have been consolidated in the United States District Court for Nebraska, Berlien v. ConAgra Foods, Inc., et. al. Case No. 805CV292 filed on June 21, 2005, Calvacca v. ConAgra Foods, Inc., et. al. Case No. 805CV00318 filed on June 30, 2005, and Woods v. ConAgra Foods, Inc., et. al. Case No. 805CV493 filed on July 26, 2005. Each lawsuit is against the Company and its former chief executive officer. The lawsuits allege violations of the federal securities laws in connection with the events resulting in the Company’s April 2005 restatement of its financial statements and related matters. Each complaint seeks a declaration that the action is maintainable as a class action and that the plaintiff is a proper class representative, unspecified compensatory damages, reasonable attorneys’ fees and any other relief deemed proper by the court. The Company believes the lawsuits are without merit and intends to vigorously defend the actions.

Four derivative actions were filed by shareholder plaintiffs, purportedly on behalf of the Company, three of the actions were filed in the in United States District Court for Nebraska, Case No. 805CV342 and Case No. 805CV343 filed on July 15, 2005, and Case No. 405CV3183 filed on July 26, 2005 and the fourth action was filed on December 12, 2005 in the District Court for Douglas County, Nebraska, Case No. 1056-745. The complaints alleged that the defendants, directors and certain executive officers of the Company during the relevant times, breached fiduciary duties in connection with events resulting in the Company’s April 2005 restatement of its financial statements and related matters. The actions seek, inter alia, recovery to the Company, which was named as a nominal defendant in the action, of damages allegedly sustained by the Company and for reimbursement and restitution. Additionally, a derivative action was filed by a shareholder plaintiff, purportedly on behalf of the Company, in the Court of Chancery for the State of Delaware in New Castle County on April 18, 2006. The complaint contains allegations of breach of fiduciary duties, waste, unjust enrichment, and false and misleading proxy statements against the defendants, directors of the Company at the relevant times and the current and former chief executive officers, in the compensation awarded to the former chief executive officer since 2002. The complaint seeks an unspecified amount of damages alleged to have been sustained by the Company, attorneys’ fees and any other relief deemed proper by the court. The individuals named as defendants in the action believe the actions are without merit and intend to vigorously defend the allegations.

Three purported class actions were filed in United States District Court for Nebraska, Rantala v. ConAgra Foods, Inc., et. al. Case No. 805CV349, and Bright v. ConAgra Foods, Inc., et. al., Case No. 805CV348 on July 18, 2005 and Boyd v. ConAgra Foods, Inc., et. al., Case No. 805CV386 on August 8, 2005. The lawsuits are against the Company and its directors and its employee benefits committee on behalf of participants in the Company’s employee retirement income savings plans. The lawsuits allege violations of the Employee Retirement Income Security Act (ERISA) in connection with the events resulting in the Company’s April 2005 restatement of its financial statements and related matters. Each complaint seeks an unspecified amount of damages, injunctive relief, attorneys’ fees and other equitable monetary relief. The Company believes the lawsuits are without merit and intends to vigorously defend the actions.

The Company is a party to a number of other lawsuits and claims arising out of the operation of its businesses. After taking into account liabilities recorded for all of the foregoing matters, management believes the ultimate resolution of such matters should not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT AS OF JULY 28, 2006

Name	Title & Capacity	Age	Year First Appointed an Executive Officer
Gary M. Rodkin	President & Chief Executive Officer	54	2005
Robert F. Sharpe, Jr.	Executive Vice President, Legal and External Affairs and Corporate Secretary	54	2005
Frank S. Sklarsky	Executive Vice President, Chief Financial Officer	49	2004
Owen C. Johnson	Executive Vice President, Chief Administrative Officer	60	2001
Jacqueline K. Heslop McCook	Executive Vice President, International and Chief Growth Officer	49	2006
John F. Gehring	Senior Vice President and Controller	45	2004
Christopher W. Klinefelter	Vice President, Investor Relations	39	2000
Scott E. Messel	Senior Vice President, Treasurer and Assistant Corporate Secretary	47	2004
J. Mark Warner	Vice President, Internal Audit	40	2006

The foregoing executive officers have held the specified positions with ConAgra Foods for the past five years, except as follows:

Gary M. Rodkin joined ConAgra Foods as President and Chief Executive Officer in October 2005. Prior to joining the Company, he was Chairman and Chief Executive Officer of PepsiCo Beverages and Foods North America (a division of PepsiCo, Inc., a global snacks and beverages company) from February 2003 to June 2005. He was named President and Chief Executive Officer of PepsiCo Beverages and Foods North America in 2002. Prior to that, he was President and Chief Executive Officer of Pepsi-Cola North America from 1999 to 2002, and President of Tropicana North America from 1995 to 1998.

Robert F. Sharpe, Jr. joined ConAgra Foods in November 2005 as Executive Vice President, Legal and Regulatory Affairs. In December 2005, he was named Executive Vice President, Legal and External Affairs, and in May 2006, was also appointed Corporate Secretary. From 2002 until joining ConAgra Foods, he was a partner at the Brunswick Group LLC (an international financial public relations firm). Prior to that, he served as Senior Vice President, Public Affairs, Secretary and General Counsel for PepsiCo, Inc. from 1998 to 2002.

Frank S. Sklarsky joined ConAgra Foods as Executive Vice President, Chief Financial Officer in November 2004. Prior to joining the Company, Mr. Sklarsky was Vice President, Corporate Financial Control at DaimlerChrysler Corporation (automobile manufacturing and related financial services) and served as Vice President, Product Finance from 2001 through 2004. From 2000 to 2001, he was Vice President, Finance, Dell Computer Corporation (a diversified technology provider).

Owen C. Johnson joined ConAgra Foods as Senior Vice President, Human Resources and Administration in June 1998, was named Executive Vice President in 2001, and Executive Vice President, Organization and Administration and Corporate Secretary in May 2004. In May 2006, he was named Executive Vice President and Chief Administrative Officer.

Jacqueline K. Heslop McCook joined ConAgra Foods in March 2006 as Executive Vice President, International and Chief Growth Officer. Prior to joining the Company, she was President and CEO of The McCook Group from 2000 to 2006.

John F. Gehring joined ConAgra Foods in 2002 as Vice President of Internal Audit and became Senior Vice President in 2003. In July 2004, Mr. Gehring was named to his current position. Prior to ConAgra Foods, he was a partner at Ernst and Young LLP (an accounting firm) from 1997 to 2001.

Scott E. Messel joined ConAgra Foods in August 2001 as Vice President and Treasurer, and in July 2004 was named to his current position. Prior to that, he was Vice President and Treasurer of Lennox International (a provider of climate control solutions) from 1999 to 2001.

J. Mark Warner joined ConAgra Foods in July 2004. Prior to then, he was a partner with KPMG LLP (an accounting firm) from 2002 to 2004. Before that, he was with Arthur Andersen LLP (an accounting firm) from 1987 to 2002, in various roles, lastly as a Managing Partner.

OTHER SIGNIFICANT EMPLOYEES OF THE REGISTRANT AS OF JULY 28, 2006

Name	Title & Capacity	Age	Year First Appointed to Current Office
R. Dean Hollis	President and Chief Operating Officer, ConAgra Consumer Foods Group	46	2006
Gregory A. Heckman	President and Chief Operating Officer, ConAgra Commercial Products Group	44	2006
James H. Hardy, Jr.	Executive Vice President, Product Supply	46	2006
Albert D. Bolles	Executive Vice President, Research & Development, and Quality	48	2006
Douglas A. Knudsen	President, Sales	51	2006
Peter M. Perez	Senior Vice President, Human Resources	52	2003

R. Dean Hollis joined the Company in 1987. He was named President and Chief Operating Officer of ConAgra Frozen Foods in March 2000. In February 2005, he was named Executive Vice President, ConAgra Retail Foods Group, and to his current position in March 2006.

Gregory A. Heckman joined the Company in 1984. He served as President and Chief Operating Officer, ConAgra Trade Group from 1998 to 2001, and was named President and Chief Operating Officer, ConAgra Agricultural Products Company in 2002. He was named President and Chief Operating Officer, ConAgra Foods Ingredients Group in early 2003, and to his current position in March 2006.

James H. Hardy, Jr. joined ConAgra Foods in June 2005 as Senior Vice President, Enterprise Manufacturing, and in December 2005 was named to his current position. He served as Vice President, Product Supply for Clorox Company (a diversified consumer products company) from 2001 to 2005.

Albert D. Bolles joined ConAgra Foods in March 2006 as Executive Vice President, Research & Development, and Quality. Prior to that, he was Senior Vice President, Worldwide Research and Development for PepsiCo Beverages and Foods from 2002 to 2006. Before that, he was Senior Vice President, Global Technology and Quality and Chief Technical Officer for Tropicana Products Incorporated from 1993 to 2002.

Douglas A. Knudsen joined ConAgra Foods in 1977. He was named to his current position in May 2006. Prior to that, he was President, Retail Sales Development from 2003 to 2006, President, Retail Sales from 2001 to 2003, and was President, Grocery Product Sales from 1995 to 2001.

Peter M. Perez joined ConAgra Foods in his current position in December 2003. He was Senior Vice President, Human Resources of Pepsi Bottling from 1995 to 2000, Chief Human Resources Officer for Alliant Foodservice (a wholesale food distributor) in 2001, and Senior Vice President Human Resources of W.W. Granger (supplier of facilities maintenance and other products) from 2001 to 2003.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ConAgra Foods common stock is listed on the New York Stock Exchange where it trades under the ticker symbol: CAG. At the end of fiscal 2006, 511.1 million shares of common stock were outstanding and there were approximately 30,000 shareholders of record.

Quarterly sales price and dividend information is set forth in Note 20 “Quarterly Financial Data (Unaudited)” to the consolidated financial statements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents the total number of shares purchased during the fourth quarter of fiscal 2006, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	Total Number of Shares (or Units) Purchased[1]	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of PubliclyAnnounced Plans or Programs[2]	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Program[2]
February 27 through March 26, 2006	63,027	$21.39	—	$399,900,000
March 27 through April 23, 2006	—	—	—	$399,900,000
April 24 through May 28, 2006	—	—	8,652,242	$202,900,000
Total Fiscal 2006 Fourth Quarter	63,027	$21.39	8,652,242	$202,900,000

1                      Amounts represent shares delivered to the Company to pay the exercise price under stock options or to satisfy tax withholding obligations upon the exercise of stock options or vesting of restricted shares.

2                      Pursuant to the share repurchase plan announced on December 4, 2003 of up to $1 billion. The Company has repurchased 30.8 million shares at a cost of $797 million through May 28, 2006. This program has no expiration date.

ITEM 6.                SELECTED FINANCIAL DATA

For the Fiscal Years Ended May	2006	2005	2004	2003[1]	2002
Dollars in millions, except per share amounts
Net sales[2]	$11,579.4	$11,503.7	$10,926.3	$13,392.9	$18,607.7
Income from continuing operations before cumulative effect of changes in accounting[2]	$596.1	$565.5	$539.2	$567.5	$501.5
Net income	$533.8	$641.5	$811.3	$763.8	$771.7
Basic earnings per share:
Income from continuing operations before cumulative effect of changes in accounting[2]	$1.15	$1.09	$1.02	$1.07	$0.95
Net income	$1.03	$1.24	$1.54	$1.44	$1.45
Diluted earnings per share:
Income from continuing operations before cumulative effect of changes in accounting[2]	$1.15	$1.09	$1.01	$1.07	$0.95
Net income	$1.03	$1.23	$1.53	$1.44	$1.45
Cash dividends declared per share of common stock	$0.9975	$1.0775	$1.0275	$0.9775	$0.9300
At Year-End
Total assets	$11,970.4	$13,042.8	$14,310.5	$15,185.6	$15,705.1
Senior long-term debt (noncurrent)[2,3]	$2,754.8	$3,949.1	$4,878.4	$4,632.2	$4,973.7
Subordinated long-term debt (noncurrent)	$400.0	$400.0	$402.3	$763.0	$752.1
Preferred securities of subsidiary company[3]	$—	$—	$—	$175.0	$175.0

1           During fiscal 2003, the Company divested its fresh beef and pork business (see Note 2 to the consolidated financial statements).

2           Amounts exclude the impact of discontinued operations of the former Agricultural Products segment, the chicken business, the feed  businesses in Spain, the poultry business in Portugal and the specialty meats foodservice business, the packaged meats and cheese businesses, the seafood business, and the Cook’s Ham business.

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

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a summary of significant factors relevant to the Company’s financial performance and condition. The discussion should be read together with the Company’s financial statements and related notes in Item 8, Financial Statements and Supplementary Data. Results for the fiscal year ended May 28, 2006 are not necessarily indicative of results that may be attained in the future.

Executive Overview

ConAgra Foods, Inc. (NYSE: CAG) is one of North America’s largest packaged food companies, serving grocery retailers, as well as restaurants and other foodservice establishments. Popular ConAgra Foods consumer brands include: Banquet®, Chef Boyardee®, Egg Beaters®, Healthy Choice®, Hebrew National®, Hunt’s®, Marie Callender’s®, Orville Redenbacher’s®, Reddi-wip®, PAM®, and many others.

Fiscal 2006 diluted earnings per share were $1.03, including $1.15 per diluted share of income from continuing operations and a loss of $0.12 per diluted share from discontinued operations. Fiscal 2005 diluted earnings per share were $1.23, with continuing operations contributing $1.09 per diluted share, and discontinued operations contributing $0.14 per diluted share. Several items affect the comparability of results of continuing operations, as discussed in “Other Significant Items of Note—Items Impacting Comparability,” below.

Operating Initiatives

ConAgra Foods is in the process of implementing operational improvement initiatives that are intended to generate profitable sales growth, improve profit margins, and expand returns on capital over time. Various improvement initiatives focused on marketing, operating efficiency, and business processes have been underway for several years. Senior leadership changes during fiscal 2006 resulted in new priorities and increased focus on execution.

The Company currently has the following strategies and action plans:

•       Reducing costs throughout the supply chain and the general and administrative functions:  These initiatives are focused on cost savings opportunities in procurement, manufacturing, logistics, and customer service as well as general overhead levels. The Company expects to reduce the number of manufacturing plants and number of employees over time as it implements these initiatives to be more efficient.

•       Increased and more focused marketing and innovation investments:  The Company is allocating its marketing resources differently by concentrating its investment behind the brands with the most significant opportunities and by utilizing more appropriate go-to-market strategies for all brands. The Company also expects to significantly improve its innovation pipeline by significantly reducing innovation cycle time and focusing on larger, more profitable opportunities. These types of actions are expected to improve marketing effectiveness and help improve product mix.

•       Sales growth initiatives:  The Company also has sales improvement initiatives focused on penetrating the fastest growing channels, better return on customer trade arrangements, and optimal shelf placement for the Company’s most profitable products. These, along with the marketing initiatives, are intended to generate profitable sales growth.

•       Portfolio changes:  The Company is divesting non-core operations that have limited the Company’s ability to achieve its efficiency targets. During fiscal 2006, the Company identified several operations as non-core, including Cook’s Ham, seafood, packaged meats and cheese; divesting these will simplify the Company’s operations and enhance efficiency initiatives. During 2006, the Company completed the divestitures of its Cook’s Ham and its seafood operations and expects to complete its divestitures of the packaged meats and cheese businesses in the first half of fiscal 2007.

           Changes to the Company’s portfolio have been ongoing for several years in an effort to focus on higher-margin, branded and value-added businesses. For example, during fiscal 2005, the Company completed the divestitures of its:

•        UAP International business,

•        minority equity investment in Swift Foods and cattle feeding assets,

•        specialty meats foodservice business, and

•        Portuguese poultry business.

           These followed other divestitures prior to fiscal 2005, including the Company’s chicken business, UAP North America business, Spanish feed business, fresh beef and pork operations, canned seafood operations, and specialty cheese operations.

Discontinued Operations.   The results of operations for Cook’s Ham, seafood, packaged meats, packaged cheese, and chicken operations, as well as UAP North America, UAP International, the Spanish feed business, Portuguese poultry business, and specialty meats foodservice business, are reflected in discontinued operations for all periods presented. Beginning September 24, 2004, the results of operations of the cattle feeding business are presented in discontinued operations.

Capital Allocation

In fiscal 2006, the Company repaid almost $900 million of debt and repurchased $197 million (approximately 8.7 million shares) of common stock using divestiture proceeds and cash generated from working capital improvements. At the end of fiscal 2006, the Company’s debt-to-total-capital ratio was approximately 44%, down from 48% in the prior year (total capital is defined as the sum of notes payable, current installments of long-term debt, senior long-term debt, subordinated debt and common stockholders’ equity). At May 28, 2006, the Company had approximately $203 million remaining under the existing share repurchase authorization.

During fiscal 2006, the Company reduced its quarterly dividend to $0.18 per share from $0.2725 per share. The Company believes this represents a more sustainable dividend level and gives the Company more flexibility to pursue its growth objectives. The first dividend payment at the new rate was June 1, 2006, which was subsequent to fiscal 2006 year-end. Dividends paid during fiscal 2006 were $565 million, slightly ahead of $550 million paid in fiscal 2005.

The Company continues to assess its allocation of capital and periodically reviews the appropriateness and timing with respect to the continuation of the share repurchase program.

Other Significant Items of Note—Items Impacting Comparability

As the Company implements operating improvement initiatives, it occasionally incurs costs related to changes that are intended to make a more efficient cost structure, for example: reducing headcount and closing facilities. The Company also incurs costs to dispose of businesses, revalue assets, retire debt, resolve legal disputes, and in connection with other items that impact the comparability of operating results.

The Company’s plans over the next several years include an estimate of at least $238 million of pretax restructuring costs, $130 million of which were incurred in fiscal 2006. The Company estimates that these restructuring plans will result in cost savings of approximately $85 million in fiscal 2007 and significant cost savings and cost avoidance each year thereafter.

Items of note impacting comparability for fiscal 2006 include:

Reported within Continuing Operations

•       a gain of approximately $329 million, $209 million after tax, from the sale of 15.4 million shares of Pilgrim’s Pride Corporation common stock in August 2005,

•       charges totaling $130 million, $81 million after tax, for restructuring charges related to programs designed to reduce the Company’s ongoing operating costs,

•       impairment charges totaling $83 million, $51 million after tax, related to a note receivable,

•       impairment charges totaling $76 million, $73 million after tax, related to two equity method investments,

•       charges totaling $30 million, $19 million after tax, related to early retirement of debt,

•       a charge of $19 million, $12 million after tax, related to accelerated recognition of benefits in connection with departure of key executives,

•       a charge of $17 million, $11 million after tax, reflecting the adjustment of a litigation reserve,

•       a charge of $6 million, $4 million after tax, related to a plant closure in the Company’s International Foods segment, and

•       a favorable effective tax rate of 34%, versus the Company’s expected effective tax rate of 36%, principally resulting from the implementation of state tax planning strategies and changes in estimates of state tax rates, and foreign and other tax credits, partially offset by the absence of income tax benefits for the impairments of equity method investments (noted above).

Reported within Discontinued Operations

•       charges of approximately $241 million, $209 million after tax, primarily related to a goodwill impairment charge, and

•       gains of approximately $116 million, $37 million after tax, from the divestiture of businesses.

Opportunities and Challenges

The Company believes that its initiatives will favorably impact future sales, profits, profit margins, and returns on capital. Because of the scope of change underway, there is risk that these broad change initiatives will not be successfully implemented. Competitive pressures, input costs and the execution of the operational changes, among other factors, will affect the timing and impact of these initiatives.

The Company has faced increased costs for many of its significant raw materials, packaging, and energy inputs. Inflationary pressures negatively impacted fiscal 2006 results, but to a lesser extent in fiscal 2005 and fiscal 2004. The Company’s productivity and pricing initiatives are intended to mitigate the impact of inflation. When appropriate, the Company uses long-term purchase contracts, futures and options to reduce the volatility of certain raw materials costs.

Changing consumer preferences may impact sales of certain of the Company’s products. The Company offers a variety of food products which appeal to a range of consumer preferences and utilizes innovation and marketing programs to develop products that fit with changing consumer trends. As part of these programs, the Company introduces new products and product extensions.

Consolidation of many of the Company’s customers continues to result in increased buying power, negotiating strength and complex service requirements for those customers. This trend, which is expected to continue, may negatively impact gross margins, particularly in the Consumer Foods segment. In order to effectively respond to this customer consolidation, the Company is continually evaluating its go to market strategies and its customer service costs. The Company is implementing improved trade promotion programs to drive improved return on investment, and pursuing shelf placement and customer service improvement initiatives.

SEGMENT REVIEW

Historically, the Company reported its results of operations in three segments: the Retail Products segment, the Foodservice Products segment, and the Food Ingredients segment. During the fourth quarter of fiscal 2006, due to changes in its management structure, the Company began reporting its operations in four reporting segments: Consumer Foods, Food and Ingredients, Trading and Merchandising, and International Foods. Fiscal 2005 and 2004 financial information has been conformed to reflect the segment change.

Consumer Foods

The Consumer Foods reporting segment includes branded, private label and customized food products which are sold in various retail and foodservice channels. The products include a variety of categories (meals, entrees, condiments, sides, snacks and desserts) across frozen, refrigerated and shelf-stable temperature classes.

Food and Ingredients

The Food and Ingredients reporting segment includes commercially branded foods and ingredients, which are sold principally to foodservice, food manufacturing and industrial customers. The segment’s primary products include specialty potato products, milled grain ingredients, dehydrated vegetables and seasonings, blends and flavors.

Trading and Merchandising

The Trading and Merchandising reporting segment includes the sourcing, merchandising, trading, marketing and distribution of agricultural and energy commodities.

International Foods

The International Foods reporting segment includes branded food products which are sold in retail channels principally in North America, Europe and Asia. The products include a variety of categories (meals, entrees, condiments, sides, snacks and desserts) across frozen, refrigerated and shelf-stable temperature classes.

2006 vs. 2005

Net Sales

Reporting Segment	Fiscal 2006 Net Sales	Fiscal 2005 Net Sales	% Increase/ (Decrease)
	($ in millions)
Consumer Foods	$6,600	$6,716	(2)%
Food and Ingredients	3,189	2,986	7%
Trading and Merchandising	1,186	1,224	(3)%
International Foods	604	578	4%
Total	$11,579	$11,504	1%

Overall, Company net sales increased $76 million to $11.6 billion in fiscal 2006, primarily reflecting favorable results in the Food and Ingredients and International Foods segments.  Price increases driven by higher input costs for potatoes, wheat milling and dehydrated vegetables within the Food and Ingredients segment, coupled with the strength of foreign currencies within the International Foods segment enhanced net sales. These increases were partially offset by volume declines in the Consumer Foods segment, principally related to certain shelf stable brands and declines in the Trading and Merchandising segment related to decreased volumes and certain divestitures and closures.

Consumer Foods net sales decreased $116 million for the year to $6.6 billion. Sales volume declined by 2% in fiscal 2006, principally due to declines in certain shelf stable brands. Sales of the Company’s top thirty brands, which represented approximately 84% of total segment sales during fiscal 2006, were flat as a group, as sales of some of the Company’s most significant brands, including Chef Boyardee®, Marie Callender’s®, Orville Redenbacher®, Slim Jim®, Hebrew National®, Kid Cuisine®, Reddi-Wip®, VanCamp®, Libby’s®, LaChoy®, The Max®, Manwich®, David’s®, Ro*Tel®, Angela Mia® and Mama Rosa® grew in fiscal 2006, but were largely offset by sales declines for the year for Hunt’s®, Wesson®, Act II®, Snack Pack®, Swiss Miss®, Pam®, Egg Beaters®, Blue Bonnet®, Parkay®, and Rosarita®.

Food and Ingredients net sales increased $203 million to $3.2 billion, primarily reflecting price increases driven by higher input costs for potato, wheat milling and dehydrated vegetable operations.   Net sales were also impacted, to a lesser degree, by a 4% increase in potato products volume compared to the prior year.

Trading and Merchandising net sales decreased $38 million to $1.2 billion. The decrease resulted principally from lower grain and edible bean merchandising volume resulting from the divestment or closure of various locations.

International Foods net sales increased $26 million to $604 million. The strengthening of foreign currencies relative to the U.S. dollar accounted for $24 million of the increase. Overall volume growth was modest as the 10% volume growth from the top six International brands (Orville Redenbacher®, Act II®, Snack Pack®, Chef Boyardee®, Hunt’s®, and Pam®), which account for 55% of total segment sales, was offset by sales declines related to the discontinuance of a number of low margin products.

Gross Profit
(Net Sales less Cost of Goods Sold)

Reporting Segment	Fiscal 2006 Gross Profit	Fiscal 2005 Gross Profit	% Increase/ (Decrease)
	($ in millions)
Consumer Foods	$1,854	$1,903	(3)%
Food and Ingredients	533	508	5%
Trading and Merchandising	258	267	(4)%
International Foods	165	150	10%
Total	$2,810	$2,828	(1)%

The Company’s gross profit for fiscal 2006 was $2.8 billion, a decrease of $18 million, or 1%, from the prior year as improvements in the Foods and Ingredients and International Foods segments were more than offset by declines in the Consumer Foods and Trading and Merchandising segments. Gross profit includes $20 million of costs associated with the Company’s restructuring plans in fiscal 2006, and $17 million of costs incurred to implement the Company’s operational efficiency initiatives in fiscal 2005.

Consumer Foods gross profit for fiscal 2006 was $1.9 billion, a decrease of $49 million from fiscal 2005, driven principally by a 2% decline in sales volumes. Fiscal 2006 gross profit includes $20 million of costs related to the Company’s restructuring plan, and fiscal 2005 gross profit includes $16 million of costs related to implementing the Company’s operational efficiency initiatives. Gross profit was negatively impacted by increased costs of fuel and energy, transportation and warehousing, steel and other packaging materials in both fiscal 2006 and 2005.

Food and Ingredients gross profit for fiscal 2006 was $533 million, an increase of $25 million over the prior year. The gross profit improvement was driven almost entirely by the vegetable processing and dehydration businesses (including potatoes, garlic, onions and chili peppers) as a result of higher volume (both domestic and export), increased value-added sales mix and pricing improvements partially offset by higher raw product and conversion costs.

Trading and Merchandising gross profit for fiscal 2006 was $258 million, a decrease of $9 million over the prior year. Gross profit declined $28 million in the trading businesses driven almost entirely by a difficult fertilizer market. Gross profit for the agricultural businesses increased $19 million driven by stronger trading gains in livestock and stronger margins in merchandising grain and animal by-products.

International Foods gross profit for fiscal 2006 was $165 million, an increase of $15 million over the prior fiscal year. The increase was driven by the impact of stronger foreign currencies and improvements in pricing, product mix management and cost reduction initiatives.

Gross Margin

Reporting Segment	Fiscal 2006 Gross Margin	Fiscal 2005 Gross Margin
Consumer Foods	28%	28%
Food and Ingredients	17%	17%
Trading and Merchandising	22%	22%
International Foods	27%	26%
Total Company	24%	25%

The Company’s gross margin (gross profit as a percentage of net sales) for fiscal 2006 was down one percentage point compared to fiscal 2005, which reflects the costs incurred to implement the Company’s restructuring plan, coupled with lower volumes and fewer opportunities in the energy markets. These effects were partially offset by a favorable commodity trading environment within the Trading and Merchandising agricultural markets as well as improvements due to pricing and favorable foreign currency impacts within the International Foods segment.

Selling, General and Administrative Expenses (includes General Corporate Expense) (“SG&A”)

SG&A expenses totaled $1.9 billion for fiscal 2006, an increase of $217 million over the prior fiscal year. Included in SG&A expenses for fiscal 2006 are the following items:

•       charges of $109 million related to the Company’s restructuring plan,

•       charges of $83 million on the Swift & Company note impairment,

•       charges of $30 million on the early retirement of debt,

•       a charge of $19 million for severance of key executives,

•       a charge of $17 million for patent-related litigation expense, and

•       a charge of $6 million for the impairment of an international manufacturing facility.

Included in SG&A expenses for fiscal 2005 are the following items:

•       a charge of $15 million for an impairment of a facility in the Food and Ingredients segment,

•       a charge of $22 million on the early redemption of $600 million of 7.5% senior debt,

•       a charge of $21.5 million in connection with matters related to an ongoing SEC investigation,

•       a $10 million charge to reflect an impairment of a brand within the Consumer Foods segment,

•       a benefit of $17 million for legal settlements in the Consumer Foods segment,

•       a fire loss at a Food and Ingredients plant of $10 million, and

•       a charge of $43 million for severance expense in connection with the Company’s salaried headcount reduction actions.

Higher incentive compensation in fiscal 2006 was partially offset by operating cost efficiencies. Fiscal 2006 included a $6 million benefit from a reduction of estimated severance liabilities for the Company’s salaried headcount reduction.

Operating Profit
(Earnings before general corporate expense, interest expense, net, gain on the sale of Pilgrim’s Pride Corporation common stock, income taxes, and equity method investment earnings)

Reporting Segment	Fiscal 2006 Operating Profit	Fiscal 2005 Operating Profit	% Increase/ (Decrease)
	($ in millions)
Consumer Foods	$839	$944	(11)%
Food and Ingredients	358	306	17%
Trading and Merchandising	169	197	(14)%
International Foods	62	63	(1)%

Consumer Foods operating profit decreased $105 million for the fiscal year to $839 million. The decline resulted principally from lower gross profit, as discussed above, as well as $64 million of fiscal 2006 restructuring costs related to reducing SG&A. Costs of implementing the Company’s operational efficiency initiatives related to SG&A reduced operating profit by $4 million in fiscal 2005. In addition, the segment recognized $28 million of severance expense during fiscal 2005 and recognized a benefit of $6 million during fiscal 2006 due to reductions of estimated severance liabilities. Fiscal 2006 also reflects additional costs associated with the Company’s information technology initiatives, partially offset by lower SG&A costs due to efficiency initiatives previously implemented.

Food and Ingredients operating profit increased $52 million to $358 million in fiscal 2006. Results for fiscal 2006 include $6 million of charges related to an asset impairment, facility exit costs and additional headcount reduction initiatives within the Company’s restructuring plan. Exclusive of these items, operating profit improvement was principally driven by the improved gross margins as discussed above. Fiscal 2005 results included a charge of $15 million for a facility closure, a $10 million charge related to a fire at a Canadian production facility and a $4 million charge related to operational efficiency and salaried headcount reduction initiatives.

Trading and Merchandising operating profit decreased $28 million to $169 million in fiscal 2006, resulting from lower gross profit. Fertilizer merchandising profits declined due to difficult market conditions in fiscal 2006, offset in part by better results in merchandising of animal and grain by-products.

International Foods operating profit declined $1 million to $62 million in fiscal 2006, as the increase in gross profit was offset by costs associated with the closure of a production facility and additional advertising and promotion to drive growth within major global brands.

Interest Expense, Net

In fiscal 2006, net interest expense was $247 million, a decrease of $48 million, or 16%, over the prior fiscal year. Decreased interest expense reflects the Company’s retirement of nearly $900 million of debt during fiscal 2006. Fiscal 2006 also benefited from the redemption of preferred securities of a subsidiary company in the third quarter of 2005, resulting in decreased interest expense of $8 million. These factors were partially offset by a reduced benefit from the interest rate swap agreements terminated in the second quarter of fiscal 2004. These interest rate swap agreements were put in place as a strategy to hedge interest costs associated with long-term debt and were closed out in fiscal 2004 in order to lock-in existing favorable interest rates. For financial statement purposes, the benefit associated with the termination of the interest rate swap agreements continues to be recognized over the term of the debt instruments originally hedged. As a result, the Company’s net interest expense was reduced by $12 million during fiscal 2006 and $41 million during fiscal 2005. In addition, during the second quarter of fiscal 2005, the Company recognized approximately $14 million of additional interest expense associated with a previously terminated interest rate swap.

Gain on Sale of Pilgrim’s Pride Corporation Common Stock

During fiscal 2006, the Company sold its remaining 15.4 million shares of Pilgrim’s Pride Corporation common stock for $482 million, resulting in a pre-tax gain of $329 million. During fiscal 2005, the Company sold ten million shares of the Pilgrim’s Pride Corporation common stock for $283 million, resulting in a pre-tax gain of approximately $186 million.

Equity Method Investment Earnings (Loss)

Equity method investment losses of $50 million and $25 million were recognized in fiscal 2006 and 2005, respectively.

During fiscal 2005, the Company determined that the carrying values of its investments in two unrelated equity method investments were other-than-temporarily impaired and therefore recognized pre-tax impairment charges totaling $71 million ($66 million after tax). During fiscal 2006, the Company determined that the fair value of one of these equity method investments had declined further and recorded additional impairment charges. The Company also determined that the carrying value of a third equity method investment was impaired and recorded an impairment charge to reduce that investment to its estimated fair value. These impairment charges totaled $76 million ($73 million after tax) in fiscal 2006. The extent of the impairments was determined based upon the Company’s assessment of the recoverability of its investments based primarily upon the expected proceeds of planned dispositions of the investments.

The Company’s share of earnings from the Company’s remaining equity method investments, which include potato processing and grain merchandising businesses, declined by approximately $13 million from the comparable amount in fiscal 2005. Equity method investment earnings included income of approximately $7 million in fiscal 2005 from the fresh beef and pork investment which was divested during fiscal 2005.

Results of Discontinued Operations

Loss from discontinued operations was $62 million, net of tax, in fiscal 2006. In fiscal 2005, the Company recognized income from discontinued operations of $76 million, net of tax. Included in these amounts are:

•       impairment charges of $241 million recorded in fiscal 2006 to reduce the carrying value of assets held for sale from the Company’s discontinued packaged meats business to their estimated fair value less costs to sell,

•       a gain on the disposition of the Company’s Cook Ham business of $110 million in fiscal 2006,

•       pre-tax earnings of $169 million from operations of discontinued businesses in fiscal 2006,

•       income tax expense of $106 million in fiscal 2006,

•       impairment charges of $59 million recorded in fiscal 2005 to reduce the carrying values of assets held for sale to their estimated fair values less costs to sell,

•       net gains on the disposition of discontinued businesses of $26 million in fiscal 2005,

•       pre-tax earnings of $147 million from operations of the discontinued business in fiscal 2005, and

•       income tax expense of $38 million in fiscal 2005.

Income Taxes and Net Income

The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was 34% for fiscal 2006. In 2006, state income taxes included approximately $26 million of benefits related to the implementation of tax planning strategies and changes in estimates, principally related to deferred state tax rates. This was largely offset by the tax impact of impairments of equity method investments for which the Company does not expect to receive a significant tax benefit.

The effective tax rate was 42% in fiscal 2005. During fiscal 2005, the Company increased its estimate of the effective tax rate for state income taxes, resulting in an overall effective tax rate in excess of the statutory rate. The Company reached an agreement with the Internal Revenue Service (“IRS”) with respect to the IRS’s examination of the Company’s tax returns for fiscal years 2000 through 2002. As a result of the resolution of these matters, the Company reduced income tax expense and the related provision for income taxes payable by $5 million during fiscal 2005.

The Company expects its effective tax rate in fiscal 2007, exclusive of any unusual transactions or tax events, to be approximately 36%.

Net income was $534 million, or $1.03 per diluted share, in fiscal 2006, compared to $642 million, or $1.23 per diluted share, in fiscal 2005.

Certain Legal Matters

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

On April 29, 2005, the Company filed an amended annual report on Form 10-K for the fiscal year ended May 30, 2004 and amended quarterly reports on Form 10-Q for the quarters ended August 29, 2004 and November 28, 2004. The filings included restated financial information for fiscal years 2002, 2003, 2004 and the first two quarters of fiscal 2005. The restatement related to tax matters. The Company provided information to the SEC Staff relating to the facts and circumstances surrounding the restatement.

On July 28, 2006, the Company filed an amendment to its annual report on Form 10-K for the fiscal year ended May 29, 2005. The filing amended to Item 6. Selected Financial Data and Exhibit 12, Computation of Ratios of Earnings to Fixed Charges, for fiscal year 2001, and certain restated financial information for fiscal years 1999 and 2000, all related to the application of certain of the Company’s reserves for the three years and fiscal year 1999 income tax expense. The Company has provided information to the SEC Staff relating to the facts and circumstances surrounding the amended filing.

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

Three purported class actions have been consolidated in the United States District Court for Nebraska, Berlien v. ConAgra Foods, Inc., et. al. Case No. 805CV292 filed on June 21, 2005, Calvacca v. ConAgra Foods, Inc., et. al. Case No. 805CV00318 filed on June 30, 2005, and Woods v. ConAgra Foods, Inc., et. al. Case No. 805CV493 filed on July 26, 2005. Each lawsuit is against the company and its former chief executive officer. The lawsuits allege violations of the federal securities laws in connection with the events resulting in the Company’s April 2005 restatement of its financial statements and related matters. Each complaint seeks a declaration that the action is maintainable as a class action and that the plaintiff is a proper class representative, unspecified compensatory damages, reasonable attorneys’ fees and any other relief deemed proper by the court. The Company believes the lawsuits are without merit and intends to vigorously defend the actions.

Four derivative actions were filed by shareholder plaintiffs, purportedly on behalf of the Company, three of the actions were filed in the in United States District Court for Nebraska, Case No. 805CV342 and Case No. 805CV343 filed on July 15, 2005, and Case No. 405CV3183 filed on July 26, 2005 and the fourth action was filed on December 12, 2005 in the District Court for Douglas County, Nebraska, Case No. 1056-745. The complaints alleged that the defendants, directors and certain executive officers of the Company during the relevant times, breached fiduciary duties in connection with events resulting in the Company’s April 2005 restatement of its financial statements and related matters. The actions seek, inter alia, recovery to the Company, which was named as a nominal defendant in the action, of damages allegedly sustained by the Company and for reimbursement and restitution. Additionally, a derivative action was filed by a shareholder plaintiff, purportedly on behalf of the Company, in the Court of Chancery for the State of Delaware in New Castle County on April 18, 2006. The complaint contains allegations of breach of fiduciary duties, waste, unjust enrichment, and false and misleading proxy statements against the defendants, directors of the company at the relevant times and the current and former chief executive officers, in the compensation awarded to the former chief executive officer since 2002. The complaint seeks an unspecified amount of damages alleged to have been sustained by the Company, attorneys’ fees and any other relief deemed proper by the court. The individuals named as defendants in the action believe the actions are without merit and intend to vigorously defend the allegations.

Three purported class actions were filed in United States District Court for Nebraska, Rantala v. ConAgra Foods, Inc., et. al. Case No. 805CV349, and Bright v. ConAgra Foods, Inc., et. al., Case No. 805CV348 on July 18, 2005 and Boyd v. ConAgra Foods, Inc., et. al., Case No. 805CV386 on August 8, 2005. The lawsuits are against the Company and its directors and its employee benefits committee on behalf of participants in the Company’s employee retirement income savings plans. The lawsuits allege violations of the Employee Retirement Income Security Act (ERISA) in connection with the events resulting in the Company’s April 2005 restatement of its financial statements and related matters. Each complaint seeks an unspecified amount of damages, injunctive relief, attorneys’ fees and other equitable monetary relief. The Company believes the lawsuits are without merit and intends to vigorously defend the actions.

2005 vs. 2004

Net Sales

Reporting Segment	Fiscal 2005 Net Sales	Fiscal 2004 Net Sales	% Increase/ (Decrease)
	($ in millions)
Consumer Foods	$6,716	$6,554	2%
Food and Ingredients	2,986	2,898	3%
Trading and Merchandising	1,224	907	35%
International Foods	578	567	2%
Total	$11,504	$10,926	5%

Overall Company net sales increased $578 million to $11.5 billion in fiscal 2005, primarily reflecting favorable results in the Trading and Merchandising segment and a 4% increase in the top thirty brands of the Consumer Foods segment. Fiscal 2004 results include an estimated $214 million of incremental net sales due to the inclusion of an additional week of operations.

Consumer Foods net sales increased $161 million for the year to $6.7 billion. Fiscal 2004 results include an estimated $120 million of incremental net sales due to the inclusion of an additional week of operations. Sales of the Company’s top thirty brands, which represented approximately 84% of total segment sales during fiscal 2005, grew 4% as a group, as sales of some of the Company’s most significant brands, including Banquet®, Chef Boyardee®, Marie Callender’s®, ACT II®, Kid Cuisine®, Libby’s®, Blue Bonnet®, PAM®, Parkay®, Egg Beaters®, Swiss Miss®, Snack Pack®, Hunt’s® and Manwich®, grew in fiscal 2005, despite the additional week included in results for fiscal 2004. Major brands posting sales declines for fiscal 2005 included Healthy Choice®, Slim Jim®, Hebrew National®, and LaChoy®. Although prior years sales and marketing initiatives positively impacted the Consumer Foods segment net sales for fiscal 2005, manufacturing challenges resulting from installation of new equipment, consolidation of plant locations and transfer of production across plant locations, and temporary disruptions from the implementation of Project Nucleus, the Company’s information-based business process initiative, resulted in the disruption of the Company’s ability to fill customer orders for certain products, primarily in the third quarter of fiscal 2005.

Food and Ingredients net sales increased $88 million to $3.0 billion in fiscal 2005 driven primarily by increased volume for potato and milled wheat products, with comparability impacted by an estimated $55 million of incremental sales in fiscal 2004 due to the inclusion of an additional week of operations.

Trading and Merchandising net sales increased $317 million to $1.2 billion in fiscal 2005. The increase is due largely to higher market prices and increased volume in the fertilizer and grain merchandising operations and the inclusion of sales to United Agri Products, Inc. and Pilgrim’s Pride Corporation subsequent to the Company’s divestitures of UAP North America and the chicken business in the third quarter of fiscal 2004. Stronger energy-related trading results in fiscal 2005 also contributed to the increase. Fiscal 2004 results include an estimated $28 million of incremental sales due to an additional week of operations.

International Foods net sales increased $11 million to $578 million in fiscal 2005. The improvement was driven by the strengthening of foreign currencies coupled with volume growth and improved pricing. Fiscal 2004 results include an estimated $11 million of incremental sales due to an additional week of operations and $10 million in sales from a Puerto Rican dairy business sold at the end of fiscal 2004.

Gross Profit
(Net Sales less Cost of Goods Sold)

Reporting Segment	Fiscal 2005 Gross Profit	Fiscal 2004 Gross Profit	% Increase/ (Decrease)
	($ in millions)
Consumer Foods	$1,903	$1,979	(4)%
Food and Ingredients	508	503	1%
Trading and Merchandising	267	174	53%
International Foods	150	134	12%
Total	$2,828	$2,790	1%

The Company’s gross profit for fiscal 2005 was $2.8 billion, an increase of $38 million from the prior year. Fiscal 2005 gross profits were positively impacted by improved energy-related trading results, volume and margin improvements in the fertilizer merchandising operations and foreign currency hedging. Fiscal 2004 results include an estimated $52 million of incremental gross profit due to the inclusion of an additional week of operations. Gross profit was reduced by $17 million and $13 million in fiscal 2005 and 2004, respectively, due to costs incurred to implement the Company’s operational efficiency initiatives.

Consumer Foods gross profit for fiscal 2005 was $1.9 billion, a decrease of $76 million from fiscal 2004. Fiscal 2005 was impacted negatively by higher production costs related to installation of new equipment, consolidation of plant locations and transfer of production across plant locations. Fiscal 2004 results include an estimated $37 million of incremental gross profit due to the inclusion of an additional week of operations. Costs of implementing the Company’s operational efficiency initiatives reduced gross profit by $16 million and $11 million in fiscal 2005 and 2004, respectively.

The Food and Ingredients segment generated gross profit of $508 million in fiscal 2005, an increase of $5 million over the prior fiscal year. Improved gross profit was driven by increased volumes in the Company’s potato products operations offset by lower results in the dehydrated vegetable business, which operated in a difficult cost and competitive environment. Fiscal 2004 results included an estimated $9 million of incremental gross profit due to the inclusion of an additional week of operations.

Trading and Merchandising gross profit for fiscal 2005 was $267 million, an increase of $93 million over the prior fiscal year. The performance improvement was driven by stronger energy-related trading results as well as volume and margin improvements in the fertilizer merchandising operations. Fiscal 2004 results include an estimated $4 million of incremental gross profit due to the inclusion of an additional week of operations.

International Foods gross profit for fiscal 2005 was $150 million, an increase of $16 million over the prior fiscal year driven by pricing improvements, currency hedging and volume growth. Fiscal 2004 results include an estimated $3 million of incremental gross profit due to the inclusion of an additional week of operations.

Gross Margin

Reporting Segment	Fiscal 2005 Gross Margin	Fiscal 2004 Gross Margin
Consumer Foods	28%	30%
Food and Ingredients	17%	17%
Trading and Merchandising	22%	19%
International Foods	26%	24%
Total Company	25%	26%

The Company’s gross margin (gross profit as a percentage of net sales) for fiscal 2005 decreased one percentage point as compared to fiscal 2004, which reflects the impact of higher input costs and costs associated with the installation of new equipment, consolidation of plant locations and transfer of production across plant locations, combined with the resulting disruption of the Company’s ability to fill customer orders for certain higher-margin products in the third quarter of fiscal 2005.

Selling, General and Administrative Expenses (includes General Corporate Expense) (“SG&A”)

SG&A expenses totaled $1.7 billion in each of fiscal 2005 and 2004. Fiscal 2004 results include an estimated $34 million in SG&A expense for the inclusion of an additional week of operations. Costs of implementing the Company’s operational efficiency initiatives increased SG&A expenses by $4 million and $27 million in fiscal 2005 and 2004, respectively. The Company spent significantly less on advertising and promotion in fiscal 2005 than in the prior year. The Company also incurred lower incentive compensation expense in fiscal 2005 than in the prior year. Included in fiscal 2005 SG&A expenses are:

•       a charge of $15 million for an impairment of a facility in the Food and Ingredients segment,

•       a charge of $22 million on the early redemption of $600 million of 7.5% senior debt,

•       a charge of $21.5 million in connection with matters related to an ongoing SEC investigation,

•       a $10 million charge to reflect an impairment of a brand within the Consumer Foods segment,

•       a benefit of $17 million for legal settlements in the Consumer Foods segment,

•       a fire loss at a Food and Ingredients plant of $10 million, and

•       a charge of $43 million for severance expense in connection with the Company’s salaried headcount reduction actions.

The results for fiscal 2004 include $25 million of litigation expense related to a former choline chloride joint venture with E.I. du Pont de Nemours and Co. that was sold in 1997, partially offset by a gain of $21 million recognized upon the sale of the Company’s cost-method investment in a venture. In fiscal 2004, the Company established reserves of $25 million in connection with matters related to an SEC investigation (see “Certain Legal Matters” discussion).

Advertising and promotion expense was $321 million in fiscal 2005, below the $368 million spent in the prior year. The decline reflected the Company’s implementation of disciplined analyses to evaluate marketing investments as well as overall cost control. The Company’s marketing activities also included more than $2 billion spent with customers in the form of trade merchandising and trade promotions in fiscal 2005. Those amounts are reflected as a reduction of net sales in the Company’s consolidated statements of earnings.

Operating Profit
(Earnings before general corporate expense, interest expense, net, gain on the sale of Pilgrim’s Pride Corporation common stock, income taxes, and equity method investment earnings)

Reporting Segment	Fiscal 2005 Operating Profit	Fiscal 2004 Operating Profit	% Increase/ (Decrease)
	($ in millions)
Consumer Foods	$944	$956	(1)%
Food and Ingredients	306	332	(8)%
Trading and Merchandising	197	103	91%
International Foods	63	51	24%

Consumer Foods operating profit decreased $12 million for the 2005 fiscal year to $944 million. The decline in operating profit is reflective of reduced gross profit, as discussed above, partially offset by reduced expenditures for advertising and promotion. Costs of implementing the Company’s operational efficiency initiatives reduced operating profit by $20 million and $31 million in fiscal 2005 and 2004, respectively. Fiscal 2005 results reflect a $28 million charge in relation to the Company’s salaried headcount reduction, a benefit of $17 million for favorable legal settlements, and a $10 million charge for an impairment of a brand and related assets. Fiscal 2004 results include an estimated $21 million of incremental operating profit due to the inclusion of an additional week of operations.

Food and Ingredients operating profit declined $26 million to $306 million in fiscal 2005. The modest gross profit improvement and other operating cost efficiencies in fiscal 2005 were more than offset by the following charges: a $15 million charge for the impairment of a facility, a $10 million charge for a fire loss at a Canadian production facility, and a $4 million charge for operational efficiency and salaried headcount reduction initiatives. Also, fiscal 2004 results include an estimated $9 million of incremental operating profit due to the inclusion of an additional week of operations.

Trading and Merchandising operating profit in fiscal 2005 increased $94 million to $197 million, primarily reflecting improved gross profit from energy-related trading results and volume and margin improvements in the fertilizer merchandising operations. Fiscal 2004 results include an estimated $4 million of incremental operating profit due to the inclusion of an additional week of operations.

International Foods operating profit increased $12 million to $63 million in fiscal 2005. The increase in operating profit is reflective of the improved gross profit, as discussed above, partially offset by one-time costs associated with a plant closure. Fiscal 2004 results include an estimated $2 million of incremental operating profit due to the inclusion of an additional week of operations.

Interest Expense, Net

In fiscal 2005, net interest expense was $295 million, an increase of $20 million, or 7%, over the prior fiscal year. Increased interest expense reflects a reduced benefit from the interest rate swap agreements terminated in the second quarter of fiscal 2004. These interest rate swap agreements were previously put in place as a strategy to hedge interest costs associated with long-term debt and were closed out in fiscal 2004 in order to lock-in existing favorable interest rates. For financial statement purposes, the benefit associated with the termination of the interest rate swap agreements continues to be recognized over the term of the debt instruments originally hedged. As a result, the Company’s net interest expense was reduced by $41 million during fiscal 2005 and $76 million during fiscal 2004. In addition, during the second quarter of fiscal 2005, the Company recognized approximately $14 million of additional interest expense associated with a previously terminated interest rate swap. The Company had previously deferred this amount in accumulated other comprehensive income as the interest rate swap was being used to hedge the interest payments associated with the forecasted issuance of debt. During the second quarter of fiscal 2005, the

Company determined it was no longer probable such debt would be issued and immediately recognized the entire deferred amount within interest expense. The Company also earned less interest income in fiscal 2005 due to the transaction with Swift Foods in the second quarter of fiscal 2005 in which the Company took control and ownership of the net assets of the cattle feeding business, thereby terminating the line of credit provided by the Company to Swift Foods. These factors were partially offset by the Company’s retirement of nearly $1.2 billion of debt during fiscal 2005.

Gain on Sale of Pilgrim’s Pride Corporation Common Stock

During fiscal 2005, the Company sold ten million shares of the Pilgrim’s Pride Corporation common stock for $283 million, resulting in a pre-tax gain of approximately $186 million.

Equity Method Investment Earnings (Loss)

Equity method investment earnings (loss) decreased to a $25 million loss in fiscal 2005 as compared to earnings of $44 million in fiscal 2004.  During fiscal 2005, the Company determined that the carrying value of its investments in two unrelated joint ventures were other-than-temporarily impaired and, therefore, recognized pre-tax impairment charges totaling $71 million ($66 million after tax). The extent of the impairments was determined based upon the Company’s assessment of the recoverability of its investments, including an assessment of the investees’ ability to sustain earnings which would justify the carrying amount of the investments. In September 2004, the Company sold its minority interest equity investment in Swift Foods. Prior year results include approximately $16 million from the Company’s investment in that joint venture. Income from the Company’s other equity method investments, which include potato processing and grain merchandising businesses, did not substantially change from their fiscal 2004 amounts.

Results of Discontinued Operations

Earnings from discontinued operations were $76 million, net of tax, in fiscal 2005 and $285 million, net of tax, in fiscal 2004. The year-over-year change primarily resulted from:

•       impairment charges of $59 million recorded in fiscal 2005 to reduce the carrying values of assets held for sale to their estimated fair values less costs to sell,

•       net gains on the disposition of discontinued businesses of $26 million in fiscal 2005,

•       pre-tax earnings of $147 million from operations of the discontinued business in fiscal 2005,

•       income tax expense of $38 million in fiscal 2005,

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

Income Taxes and Net Income

The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was 42% for fiscal 2005 and 37% in fiscal 2004. During fiscal 2005, the Company increased its estimate of the effective tax rate for state income taxes, resulting in an overall effective tax rate in excess of the statutory rate. The Company reached an agreement with the IRS with respect to the IRS’s examination of the Company’s tax returns for fiscal years 2000 through 2002. As a result of the resolution of these matters, the Company reduced income tax expense and the related provision for income taxes payable by $5 million during fiscal 2005. During fiscal 2004, the Company reached an agreement with the IRS with respect to the IRS’s examination of the Company’s tax returns for fiscal years 1996 through 1999. As a result of the resolution of these matters, the Company reduced income tax expense by $27 million in fiscal 2004. This was partially offset by the net tax impact related to the divestiture of certain foreign entities which increased income tax expense by approximately $21 million during fiscal 2004.

Net income was $642 million, or $1.23 per diluted share, in fiscal 2005, compared to $811 million, or $1.53 per diluted share, in fiscal 2004.

LIQUDITY AND CAPITAL RESOURCES

Sources of Liquidity and Capital

The Company’s primary financing objective is to maintain a prudent capital structure while providing the flexibility to pursue its growth objectives. The Company currently uses short-term debt principally to finance ongoing operations, including its seasonal trade working capital (accounts receivable plus inventory, less accounts payable, accrued expenses and advances on sales) needs and a combination of equity and long-term debt to finance both its base trade working capital needs and its noncurrent assets.

Commercial paper borrowings (usually less than 30 days maturity) are reflected in the Company’s consolidated balance sheets within notes payable.

At May 28, 2006, the Company had credit lines from banks that totaled approximately $2.2 billion. These lines are comprised of a $1.5 billion five-year revolving credit facility with a syndicate of financial institutions entered into in December 2005 and short-term facilities approximating $682 million. This new five-year credit facility replaced the Company’s $1.05 billion revolving credit facility, which was terminated upon the closing of the new facility. The new five-year facility contains provisions substantially identical to those in the facility it replaced. The terms of the new five-year facility provide that the Company may request that the commitments available under the facility be extended for additional one-year periods on an annual basis. Borrowings under the new five-year facility bear interest at or below prime rate and may be prepaid without penalty. These rates are approximately .30 to .35 percentage points higher than the interest rates for commercial paper. The Company has not drawn upon the new five-year facility. As of May 28, 2006, the Company had $10 million drawn under the short-term loan facilities. The long and short-term facilities require the Company to repay borrowings if the Company’s consolidated funded debt exceeds 65% of the consolidated capital base, as defined, or if fixed charges coverage, as defined, is less than 1.75 to 1.0, as such terms are defined in applicable agreements. As of the end of fiscal 2006, the

Company’s consolidated funded debt was approximately 39% of its consolidated capital base and the fixed charges ratio was approximately 3.8 to 1.0.

The Company finances its short-term liquidity needs with bank borrowings, commercial paper borrowings and bankers’ acceptances. The average consolidated short-term borrowings outstanding under these facilities were $14 million and $119 million for fiscal years 2006 and 2005, respectively. The highest period-end, short-term indebtedness during fiscal 2006 and 2005 was $73 million and $271 million, respectively.

The Company’s overall level of interest-bearing debt totaled $3.6 billion at the end of fiscal 2006, compared to $4.5 billion as of the end of fiscal 2005. During fiscal 2006, the Company redeemed $500.0 million of 6% senior debt due in September 2006 and $250 million of 7.875% senior debt due in September 2010. In addition to these early retirements of debt, the Company made scheduled principal payments of debt and payments of lease financing obligations during fiscal 2006, reducing long-term debt by $149.0 million.

As of the end of both fiscal 2006 and 2005, the Company’s senior long-term debt ratings were all investment grade ratings. A significant downgrade in the Company’s credit ratings would not affect the Company’s ability to borrow amounts under the revolving credit facilities, although borrowing costs would increase. A ratings downgrade would also impact the Company’s ability to borrow under its commercial paper program by causing increased borrowing costs and shorter durations and could result in possible access limitations.

The Company also has a shelf registration under which it could issue from time to time up to $4 billion in debt securities.

In March 2006, the Company completed the divestitures of its Cook’s Ham and its seafood businesses for cash proceeds of approximately $442 million. Subsequent to year end, the Company has entered into further negotiations with various potential purchasers of the packaged meats business. The Company has also entered into a formal agreement, subject to certain conditions, for the sale of the Company’s packaged cheese business.  Based on the most current negotiations, the Company expects to receive proceeds for these businesses with a value in the range of $650 million to $700 million. The Company expects to close these transactions during the first half of fiscal 2007.

The Company held, at May 28, 2006, subordinated notes in the original principal amount of $150 million plus accrued interest of $50.4 million from Swift Foods. Subsequent to year end, the Company reached an agreement to sell these notes for approximately $117.5 million, net of transaction expenses. The Company had recognized interest income of approximately $15 million from these notes in fiscal 2006.

Cash Flows

In fiscal 2006, the Company generated $124 million of cash, which was the net result of $1.1 billion generated from operating activities, $697 million generated from investing activities and $1.6 billion used in financing activities.

Cash generated from operating activities of continuing operations totaled $921 million for fiscal 2006 as compared to $794 million generated in fiscal 2005. The increased cash flow was primarily due to a decrease in working capital in fiscal 2006, partially offset by lower operating profits from the Company’s continuing operations. Cash generated from operating activities of discontinued operations was approximately $147 million in fiscal 2006, as compared to $320 million in fiscal 2005. The decreased cash flows from operating activities of discontinued operations primarily reflect the liquidation of the discontinued cattle feeding business in fiscal 2005. Cash flow from operating activities is one of the Company’s primary sources of liquidity.

Cash generated from investing activities totaled $697 million for fiscal 2006, versus cash generated from investing activities of $296 million in fiscal 2005. Investing activities for fiscal 2006 include proceeds from the sale of the 15.4 million shares of Pilgrim’s Pride Corporation common stock for $482 million, proceeds from the sale of the Company’s Cook’s Ham and seafood businesses for approximately $442 million, offset by capital expenditures of continuing operations of $263 million. Investing activities for fiscal 2005 include proceeds from the sale of ten million shares of Pilgrim’s Pride Corporation common stock for $282 million, proceeds of $194 million from the sale of the Company’s remaining interest in Swift Foods, and proceeds from other asset divestitures, offset by capital expenditures of continuing operations of $382 million.

Cash used in financing activities totaled $1.6 billion in fiscal 2006, as compared to cash used of $1.8 billion in fiscal 2005. During fiscal 2006, the Company redeemed $500 million of 6% senior debt due in September 2006 and $250 million of 7.875% senior debt due in September 2010. In addition to these early retirements of debt, the Company made scheduled principal payments of debt and payments of lease financing obligations during fiscal 2006, reducing long-term debt by $149 million. The Company also paid dividends of $565 million and repurchased $197 million of its common stock as part of its share repurchase program. During fiscal 2005, the Company retired $600 million of 7.5% senior debt and $175 million of preferred securities of a subsidiary company in advance of their respective dates of maturity. The Company also made scheduled payments of maturing long-term debt of $385 million. During fiscal 2005, the Company paid dividends of $550 million and repurchased shares of its outstanding common stock for $181 million.

The Company estimates its capital expenditures in fiscal 2007 will be approximately $450 million. Management believes that existing cash balances, cash flows from operations, divestiture proceeds, existing credit facilities, and access to capital markets will provide sufficient liquidity to meet its working capital needs, planned capital expenditures, additional share repurchases, and payment of anticipated quarterly dividends.

OFF-BALANCE SHEET ARRANGEMENTS

The Company uses off-balance sheet arrangements (e.g., operating leases) where the economics and sound business principles warrant their use. The Company periodically enters into guarantees and other similar arrangements as part of transactions in the ordinary course of business. These are described further in “Obligations and Commitments” below.

During fiscal 2005, the Company terminated its accounts receivable securitization program. As of the end of fiscal 2005, the Company did not have any outstanding accounts receivable sold.

As a result of adopting FIN 46R Consolidation of Variable Interest Entities, the Company has consolidated the assets and liabilities of several entities from which it leases property, plant and equipment. Certain of the entities from which the Company leases various buildings are partnerships (the “partnerships”), the beneficial owners of which are Opus Corporation or its affiliates. A member of the Company’s board of directors is a beneficial owner, officer and director of Opus Corporation. Financing costs related to these leases were previously included in selling, general and administrative expenses. Effective with the adoption of FIN 46R, these financing costs are included in interest expense, net. As a result of adopting FIN 46R, the Company has also consolidated the assets and liabilities of several entities from which it leases corporate aircraft. Due to the adoption of FIN 46R, the Company reflects in its balance sheet as of May 28, 2006: property, plant and equipment of $183 million, long-term debt of $192 million (including current maturities of $8 million), other assets of $12 million, and other noncurrent liabilities of $6 million. The Company has no other material obligations arising out of variable interests with unconsolidated entities.

OBLIGATIONS AND COMMITMENTS

As part of its ongoing operations, the Company enters into arrangements that obligate the Company to make future payments under contracts such as debt agreements, lease agreements, and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as “take-or-pay” contracts). The unconditional purchase obligation arrangements are entered into by the Company in its normal course of business in order to ensure adequate levels of sourced product are available to the Company. Capital lease and debt obligations, which total $3.6 billion at May 28, 2006, are currently recognized as liabilities in the Company’s consolidated balance sheet. Operating lease obligations and unconditional purchase obligations, which total $832 million at May 28, 2006, are not recognized as liabilities in the Company’s consolidated balance sheet, in accordance with generally accepted accounting principles.

A summary of the Company’s contractual obligations at the end of fiscal 2006 is as follows (including obligations of discontinued operations):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
	($ in millions)
Long-Term Debt	$3,626.0	$421.1	$39.4	$550.3	$2,615.2
Lease Obligations	680.4	103.6	189.8	114.2	272.8
Purchase Obligations	151.3	41.4	53.2	38.4	18.3
Total	$4,457.7	$566.1	$282.4	$702.9	$2,906.3

The Company’s total obligations of approximately $4.5 billion reflect a decrease of approximately $1.1 billion from the Company’s 2005 fiscal year-end. The decrease was primarily a result of the repayment of certain long-term debt during fiscal 2006.

The Company is also contractually obligated to pay interest on its long-term debt obligations. The weighted average interest rate of the long-term debt obligations outstanding as of May 28, 2006 was approximately 7.5%.

Included in current installments of long-term debt (payments due in less than one year) is $400 million of 7.125% senior debt maturing October 2026 due to the existence of a put option that is exercisable by the holders of the debt from August 1, 2006 to September 1, 2006. Based on current market conditions, the Company does not expect the holders to exercise the put option, and therefore expects to reclassify the $400 million balance to senior long-term debt (payments due after 5 years) in the second quarter of fiscal 2007, once the put option has expired.

As part of its ongoing operations, the Company also enters into arrangements that obligate the Company to make future cash payments only upon the occurrence of a future event (e.g., guarantee debt or lease payments of a third party should the third party be unable to perform). In accordance with generally accepted accounting principles, the following commercial commitments are not recognized as liabilities in the Company’s consolidated balance sheet. A summary of the Company’s commitments, including commitments associated with equity method investments, as of the end of fiscal 2006, is as follows (including commitments of discontinued operations):

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
	($ in millions)
Guarantees	$48.0	$7.9	$19.1	$7.5	$13.5
Other Commitments	1.5	1.4	0.1	—	—
Total	$49.5	$9.3	$19.2	$7.5	$13.5

The Company’s total commitments of approximately $50 million include approximately $33 million in guarantees and other commitments the Company has made on behalf of the Company’s divested fresh beef and pork business.

As part of the fresh beef and pork transaction, the Company has guaranteed the performance of the divested fresh beef and pork business with respect to a hog purchase contract. The hog purchase contract requires the divested fresh beef and pork business to purchase a minimum of approximately 1.2 million hogs annually through 2014. The contract stipulates minimum price commitments, based in part on market prices, and in certain circumstances also includes price adjustments based on certain inputs.

TRADING ACTIVITIES

The Company accounts for certain contracts (e.g., “physical” commodity purchase/sale contracts and derivative contracts) at fair value. The Company considers a portion of these contracts to be its “trading” activities; specifically, those contracts that do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related amendment, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (collectively “SFAS No. 133”). The following table represents the fair value and scheduled maturity dates of contracts outstanding as of May 28, 2006:

Fair Value of Contracts as of May 28, 2006

	Gross Asset		Gross Liability		Net Asset		Total Fair Value
Source of Fair Value	Maturity less than 1 year	Maturity 1-3 years	Maturity less than 1 year	Maturity 1-3 years	Maturity less than 1 year	Maturity 1-3 years
	($ in millions)
Prices actively quoted (i.e., exchange-traded contracts)	$1,102.8	$38.1	$(1,066.8)	$(18.4)	$36.0	$19.7	$55.7
Prices provided by other external sources (i.e., non-exchange-traded contracts)	88.2	0.3	(60.8)	(3.4)	27.4	(3.1)	24.3
Prices based on other valuation models (i.e., non-exchange-traded contracts)	—	—	—	—	—	—	—
Total fair value	$1,191.0	$38.4	$(1,127.6)	$(21.8)	$63.4	$16.6	$80.0

In order to minimize the risk of loss associated with non-exchange-traded transactions with counterparties, the Company utilizes established credit limits and performs ongoing counterparty credit evaluations.

The above tables exclude commodity-based contracts entered into in the normal course of business, including “physical” contracts to buy or sell commodities at agreed-upon fixed prices, as well as derivative contracts (e.g., futures and options) used primarily to hedge an existing asset or liability (e.g., inventory) or an anticipated transaction (e.g., purchase of inventory). The use of such contracts is not considered by the Company to be “trading” activities as these contracts are considered either normal purchase and sale contracts or hedging contracts. The asset and liability amounts in this table reflect gross positions and are not reduced for offsetting positions with a counterparty when a legal right of offset exists.

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

The Company’s Audit Committee has reviewed management’s development, selection and disclosure of the critical accounting estimates.

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

Advertising and promotion expenses of continuing operations totaled $337 million, $321 million, and $368 million in fiscal 2006, 2005, and 2004, respectively.

Historically, the Company has entered into over 150,000 individual marketing programs resulting in annual costs in excess of $2 billion, which are reflected as a reduction of net sales. Changes in the assumptions used in estimating the cost of any of the individual marketing programs would not result in a material change in the Company’s results of operations or cash flows.

Income Taxes—The Company recognizes current tax liabilities and assets based on an estimate of taxes payable or refundable in the current year for each of the jurisdictions in which the Company transacts business. As part of the determination of its current tax liability, management exercises considerable judgment in evaluating positions taken by the Company in its tax returns. The Company has established reserves for probable tax exposures. These reserves, included in current tax liabilities, represent the Company’s estimate of amounts expected to be paid, which the Company adjusts over time as more information becomes available.

The Company also recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences (e.g., the difference in book basis versus tax basis of fixed assets resulting from differing depreciation methods). If appropriate, the Company recognizes valuation allowances to reduce deferred tax assets to amounts that are more likely than not to be ultimately realized, based on the Company’s assessment of estimated future taxable income, including the consideration of available tax planning strategies.

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

The Company has recognized a reserve of approximately $107 million for environmental liabilities as of May 28, 2006. Historically, the underlying assumptions utilized by the Company in estimating this reserve have been appropriate as actual payments have neither differed materially from the previously estimated reserve balances, nor have significant adjustments to this reserve balance been necessary. The reserve for each site is determined based on an assessment of the most likely required remedy and a related estimate of the costs required to affect such remedy.

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

The Company recognized pension expense of $96 million, $71 million and $76 million in fiscal years 2006, 2005 and 2004, respectively, which reflected expected returns on plan assets of $130 million, $131 million and $127 million, respectively. The Company contributed $36 million, $9 million and $66 million to the Company’s pension plans in fiscal years 2006, 2005 and 2004, respectively. The Company anticipates contributing approximately $70 million to its pension plans in fiscal 2007.

One significant assumption for pension plan accounting is the discount rate. The Company selects a discount rate each year (as of its February 28 measurement date) for its plans based upon a hypothetical bond portfolio for which the cash flows from coupons and maturities match the year-by-year, projected benefit cash flows for the Company’s pension plans. The hypothetical bond portfolio is comprised of high-quality fixed income debt instruments (usually Moody’s Aa) available at the measurement date. Based on this information, the discount rates selected by the Company for determination of pension expense for fiscal years 2006, 2005 and 2004 were 5.75%, 6.0% and 6.5%, respectively. The Company selected a discount rate of 5.75% for determination of pension expense for fiscal 2007. A 25 basis point increase in the Company’s discount rate assumption as of the beginning of fiscal 2006 would decrease pension expense for the Company’s pension plans by $8.8 million for the year. A 25 basis point decrease in the Company’s discount rate assumption as of the beginning of fiscal 2006 would increase pension expense for the Company’s pension plans by $9.3 million for the year. A 25 basis point increase in the discount rate would decrease pension expense by approximately $9.2 million for fiscal 2007. A 25 basis point decrease in the discount rate would increase pension expense by approximately $9.7 million for fiscal 2007. For its year-end pension obligation determination, the Company selected 5.75% for fiscal year 2006 and 2005.

Another significant assumption used to account for the Company’s pension plans is the expected long-term rate of return on plan assets. In developing the assumed long-term rate of return on plan assets for determining pension expense, the Company considers long-term historical returns (arithmetic average) of the plan’s investments, the asset allocation among types of investments, estimated long-term returns by investment type from external sources, and the current economic environment. Based on this information, the Company selected 7.75% for the long-term rate of return on plan assets for determining its fiscal 2006 pension expense. A 25 basis point increase/decrease in the Company’s expected long-term rate of return assumption as of the beginning of fiscal 2006 would decrease/increase annual pension expense for the Company’s pension plans by approximately $4.2 million. The Company selected an expected rate of return on plan assets of 7.75% to be used to determine its pension expense for fiscal 2007.

When calculating expected return on plan assets for pension plans, the Company uses a market-related value of assets that spreads asset gains and losses (differences between actual return and expected return) over five years. As of May 28, 2006, the amount of unrecognized losses in Company pension plans was $182 million. The amount of net unrecognized losses will change each year as the actual return on plan assets varies from the expected rate of return and as other factors vary from actuarial assumptions used to estimate the expense. Assuming no further unrecognized gains or losses in future periods, these losses would be recognized in future years resulting in an increase in pension expense of $18 million in fiscal 2007.

The rate of compensation increase is another significant assumption used in the development of accounting information for pension plans. The Company determines this assumption based on its long-term plans for compensation increases and current economic conditions. Based on this information, the Company selected 4.25% for fiscal year 2006 and 2005 as the rate of compensation increase for determining its year-end pension obligation. The Company selected 4.25%, 4.5% and 4.5% for the rate of compensation increase for determination of pension expense for fiscal 2006, 2005 and 2004, respectively. A 25 basis point increase in the Company’s rate of compensation increase assumption as of the beginning of fiscal 2006 would increase pension expense for the Company’s pension plans by approximately $2.1 million for the year.  A 25 basis point decrease in the Company’s rate of compensation increase assumption as of the beginning of fiscal 2006 would decrease pension expense for the Company’s pension plans by approximately $2.1 million for the year. The Company selected a rate of 4.25% for the rate of compensation increase to be used to determine its pension expense for fiscal 2007.

The Company also provides certain postretirement health care benefits. The Company recognized postretirement benefit expense of $18 million, $27 million, and $34 million in fiscal 2006, 2005, and 2004, respectively. The Company reflects liabilities of $340 million and $369 million in its balance sheets as of May 28, 2006 and May 29, 2005, respectively. The postretirement benefit expense and obligation are also dependent on the Company’s assumptions used for the actuarially determined amounts. These assumptions include discount rates (discussed above), health care cost trend rates, inflation rates, retirement rates, mortality rates and other factors. The health care cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. Assumed inflation rates are based on an evaluation of external market indicators. Retirement and mortality rates are based primarily on actual plan experience. The discount rate selected by the Company for determination of postretirement expense for fiscal years 2006, 2005 and 2004 was 5.5%, 6.0% and 6.5%, respectively. The Company has selected a discount rate of 5.5% for determination of postretirement expense for fiscal 2007. A 25 basis point increase/decrease in the Company’s discount rate assumption as of the beginning of fiscal 2007 would decrease/increase postretirement expense for the Company’s plans by $0.7 million. The Company has assumed the initial year increase in cost of health care to be 9.5%, with the trend rate decreasing to 5.0% by 2012. A one percentage point change in the assumed health care cost trend rate would have the following effect:

	One Percent Increase	One Percent Decrease
	($ in millions)
Effect on total service and interest cost	$2.1	$(1.9)
Effect on postretirement benefit obligation	32.0	(27.7)

The Company provides workers’ compensation benefits to its employees. The measurement of the liability for the Company’s cost of providing these benefits is largely based upon actuarial analysis of costs. One significant assumption made by the Company is the discount rate used to calculate the present value of its obligation. The discount rate used at May 28, 2006 was 5.0%. A 25 basis point increase/decrease in the discount rate assumption would not have a material impact on workers’ compensation expense.

Impairment of Long-Lived Assets (including property, plant and equipment), Goodwill and Identifiable Intangible Assets—The Company reduces the carrying amounts of long-lived assets, goodwill and identifiable intangible assets to their fair values when the fair value of such assets is determined to be less than their carrying amounts (i.e., assets are deemed to be impaired). Fair value is typically estimated using a discounted cash flow analysis, which requires the Company to estimate the future cash flows anticipated to be generated by the particular asset(s) being tested for impairment as well as to select a discount rate to measure the present value of the anticipated cash flows. When determining future cash flow estimates, the Company considers historical results adjusted to reflect current and anticipated operating conditions. Estimating future cash flows requires significant judgment by the Company in such areas as future economic conditions, industry-specific conditions, product pricing and necessary capital expenditures. The use of different assumptions or estimates for future cash flows could produce different impairment amounts (or none at all) for long-lived assets, goodwill and identifiable intangible assets.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment. SFAS No. 123R will require the Company to measure the cost of all employee stock-based compensation awards based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). Accordingly, the adoption of SFAS No. 123R will have an impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. SFAS No. 123R is effective beginning in the Company’s first quarter of fiscal 2007. Management is in the process of implementing the provisions of this statement and estimates that the adoption will reduce diluted earnings per share by $0.02 to $0.04 in fiscal 2007.

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

In July 2006, the FASB issued FIN 48, Accounting for Income Tax Uncertainties, which defines the threshold for recognizing the benefits of tax-return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This interpretation is effective for fiscal years beginning after December 15, 2006, the Company’s fiscal 2008. Management is currently evaluating the impact that the adoption of this interpretation will have on the Company’s results of operations.

RELATED PARTY TRANSACTIONS

The Company enters into many lease agreements for land, buildings and equipment at competitive market rates, and some of the lease arrangements are with Opus Corporation or its affiliates. A director of the Company is a beneficial owner, officer and director of Opus Corporation. The agreements relate to the leasing of land, buildings and equipment for the Company in Omaha, Nebraska. The Company occupies the buildings pursuant to long term leases with Opus Corporation and other investors, which leases contain various termination rights and purchase options. Leases commencing in 1989, 1990, 2000, 2001 and 2002 required annual lease payments by the Company of $15.8 million for fiscal year 2006. As a result of adopting FIN 46R, the Company has consolidated certain of the Opus affiliates from which it leases property, plant and equipment. These leases were previously accounted for as operating leases. The Company has entered into construction contracts with Opus Corporation or its affiliates, which relate to the construction of improvements to various properties occupied by the Company; payments made by the Company to Opus Corporation or its affiliates with respect to these agreements  totaled $1.6 million for fiscal 2006 and $52.9 million for fiscal 2005. The Company purchases property management services from Opus Corporation; payments made by the Company to Opus Corporation or its affiliates for these services totaled $1.4 million for fiscal year 2006. Opus Corporation had revenues in excess of $1.25 billion in 2005.

Sales to affiliates (equity method investees) of $2.6 million, $1.7 million, and $2.2 million for fiscal 2006, 2005, and 2004, respectively are included in net sales. The Company received management fees from affiliates of $13.5 million in fiscal 2006 and $14.1 million in both fiscal 2005 and 2004. Accounts receivable from affiliates of $5.5 million and $7.1 million are included in receivables at May 28, 2006 and May 29, 2005, respectively.

FORWARD-LOOKING STATEMENTS

This report, including Management’s Discussion & Analysis, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current views and assumptions of future events and financial performance and are subject to uncertainty and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect the Company’s actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in Item 1A of this report. These factors include, among other things, future economic circumstances, industry conditions, Company performance and financial results, availability and prices of raw materials, product pricing, competitive environment and related market conditions, operating efficiencies, access to capital, actions of governments and regulatory factors affecting the Company’s businesses and other risks described in the Company’s reports filed with the Securities and Exchange Commission. The Company cautions readers not to place undue reliance on any forward-looking statements included in this report which speak only as of the date of this report.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks affecting the Company are exposures to price fluctuations of commodity and energy inputs, interest rates and foreign currencies. These fluctuations impact raw material costs of all reporting segments, as well as the Company’s trading activities.

Commodities—The Company purchases commodity inputs such as wheat, corn, oats, soybean meal, soybean oil, meat, dairy products, sugar, energy, and packaging materials to be used in its operations. These commodities are subject to price fluctuations that may create gross margin risk. The Company enters into commodity hedges to manage this price risk using physical forward contracts or derivative instruments. The Company has policies governing the hedging instruments its businesses may use. These policies include limiting the dollar risk exposure for each of its businesses. The Company also monitors the amount of associated counter-party credit risk for all non-exchange-traded transactions. In addition, the Company purchases and sells certain commodities, such as wheat, corn, soybeans, soybean meal, soybean oil, oats and energy, in its Trading and Merchandising segment. The Company’s trading activities are limited in terms of maximum dollar exposure, as measured by a dollar-at-risk methodology and monitored to ensure compliance.

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

Effect of 10% change in market prices (based upon positions at the end of each fiscal quarter):

	2006	2005
	($ in millions)
Processing Activities
Grains
High	$11.7	$16.3
Low	—	9.5
Average	6.1	12.3
Meats
High	0.6	22.8
Low	0.3	0.3
Average	0.5	7.2
Energy
High	42.8	32.3
Low	1.5	18.6
Average	18.1	24.8
Packaging
High	0.5	—
Low	0.1	—
Average	0.3	—
Trading Activities
Grains
High	45.4	22.6
Low	15.0	14.8
Average	28.1	17.5
Meats
High	6.0	16.3
Low	-	0.9
Average	3.8	5.4
Energy
High	16.5	9.0
Low	4.1	—
Average	8.0	2.6

Interest Rates—The Company may use interest rate swaps to manage the effect of interest rate changes on its existing debt as well as the anticipated issuance of debt. At the end of fiscal 2006 and 2005, the Company did not have any interest rate swap agreements outstanding, as all of the Company’s interest rate swap agreements were terminated in the second quarter of fiscal 2004.

As of May 28, 2006 and May 29, 2005, the fair value of the Company’s fixed rate debt was estimated at $3.8 billion and $5.2 billion, respectively, based on current market rates primarily provided by outside investment advisors. As of May 28, 2006 and May 29, 2005, a one percentage point increase in interest rates would decrease the fair value of the Company’s fixed rate debt by approximately $257 million and $344 million, respectively, while a one percentage point decrease in interest rates would increase the fair value of the Company’s fixed rate debt by approximately $293 million and $394 million, respectively. With respect to floating rate debt, a one percentage point change in interest rates would not have a material impact on the Company’s reported interest expense.

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

Effect of 10% change in exchange rates:

	2006	2005
	($ in millions)
Processing Businesses
High	$18.0	$24.3
Low	12.9	16.8
Average	16.7	20.1
Trading Businesses
High	0.6	0.4
Low	—	—
Average	0.2	0.2

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF EARNINGS
CONAGRA FOODS, INC. AND SUBSIDIARIES
(Dollars in millions except per share amounts)

	FOR THE FISCAL YEARS ENDED MAY
	2006	2005	2004
Net sales	$11,579.4	$11,503.7	$10,926.3
Costs and expenses:
Cost of goods sold	8,769.2	8,675.3	8,136.6
Selling, general and administrative expenses	1,937.6	1,720.7	1,699.8
Interest expense, net	246.6	295.0	274.9
Gain on sale of Pilgrim’s Pride Corporation common stock	329.4	185.7	—
Income from continuing operations before income taxes, equity method investment earnings (loss) and cumulative effect of changes in accounting	955.4	998.4	815.0
Income tax expense	309.7	408.0	319.3
Equity method investment earnings (loss)	(49.6)	(24.9)	43.5
Income from continuing operations before cumulative effect of changes in accounting	596.1	565.5	539.2
Income (loss) from discontinued operations, net of tax	(62.3)	76.0	285.2
Cumulative effect of changes in accounting, net of tax	—	—	(13.1)
Net income	$533.8	$641.5	$811.3
Earnings per share—basic
Income from continuing operations before cumulative effect of changes in accounting	$1.15	$1.09	$1.02
Income (loss) from discontinued operations	(0.12)	0.15	0.54
Cumulative effect of changes in accounting	—	—	(0.02)
Net income	$1.03	$1.24	$1.54
Earnings per share—diluted
Income from continuing operations before cumulative effect of changes in accounting	$1.15	$1.09	$1.01
Income (loss) from discontinued operations	(0.12)	0.14	0.54
Cumulative effect of changes in accounting	—	—	(0.02)
Net income	$1.03	$1.23	$1.53

The accompanying Notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
CONAGRA FOODS, INC. AND SUBSIDIARIES
(Dollars in millions)

	FOR THE FISCAL YEARS ENDED MAY
	2006	2005	2004
Net income	$533.8	$641.5	$811.3
Other comprehensive income (loss):
Net derivative adjustment, net of tax	6.6	(0.8)	31.5
Unrealized gain (loss) on available-for-sale securities, net of tax:
Unrealized net holding gains (losses) arising during the period	(13.8)	114.7	90.5
Less: reclassification adjustment for gains included in net income	(73.4)	(115.2)	—
Currency translation adjustment	15.1	26.6	44.6
Minimum pension liability, net of tax	(0.3)	(1.2)	12.7
Comprehensive income	$468.0	$665.6	$990.6

The accompanying Notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
CONAGRA FOODS, INC. AND SUBSIDIARIES
(Dollars in millions except share data)

	May 28, 2006	May 29, 2005
ASSETS
Current assets
Cash and cash equivalents	$331.6	$207.6
Receivables, less allowance for doubtful accounts of $27.8 and $30.1	1,180.9	1,260.8
Inventories	2,132.5	2,153.6
Prepaid expenses and other current assets	889.0	631.3
Current assets held for sale	256.3	521.5
Total current assets	4,790.3	4,774.8
Property, plant and equipment
Land and land improvements	142.5	135.1
Buildings, machinery and equipment	3,770.3	3,693.6
Furniture, fixtures, office equipment and other	809.4	792.2
Construction in progress	144.0	166.0
	4,866.2	4,786.9
Less accumulated depreciation	(2,590.7)	(2,421.9)
Property, plant and equipment, net	2,275.5	2,365.0
Goodwill	3,446.1	3,451.5
Brands, trademarks and other intangibles, net	799.5	801.0
Other assets	233.5	798.4
Noncurrent assets held for sale	425.5	852.1
	$11,970.4	$13,042.8
LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable	$10.0	$8.5
Current installments of long-term debt	421.1	117.3
Accounts payable	868.9	781.6
Advances on sales	103.2	149.6
Accrued payroll	310.9	269.7
Other accrued liabilities	1,248.0	1,247.4
Current liabilities held for sale	2.7	65.6
Total current liabilities	2,964.8	2,639.7
Senior long-term debt, excluding current installments	2,754.8	3,949.1
Subordinated debt	400.0	400.0
Other noncurrent liabilities	1,197.6	1,189.2
Noncurrent liabilities held for sale	3.2	5.4
Total liabilities	7,320.4	8,183.4
Commitments and contingencies (Notes 15 and 16)
Common stockholders’ equity
Common stock of $5 par value, authorized 1,200,000,000
shares; issued 566,214,311 and 565,942,765	2,831.1	2,829.7
Additional paid-in capital	764.0	761.6
Retained earnings	2,454.6	2,438.1
Accumulated other comprehensive income (loss)	(21.8)	44.0
Less treasury stock, at cost, common shares 55,352,988 and 47,841,291	(1,375.7)	(1,209.3)
	4,652.2	4,864.1
Less unearned restricted stock	(2.2)	(4.7)
Total common stockholders’ equity	4,650.0	4,859.4
	$11,970.4	$13,042.8

The accompanying Notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY
CONAGRA FOODS, INC. AND SUBSIDIARIES
FOR THE FISCAL YEARS ENDED MAY
(Dollars in millions except per share data)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	EEF Stock and Other	Total
Balance at May 25, 2003	565.6	$2,828.1	$737.1	$2,103.8	$(159.4)	$(686.4)	$(178.6)	$4,644.6
Stock option and incentive plans	0.2	1.1	67.0			(18.8)	93.9	143.2
Fair market valuation of EEF shares			(48.4)				48.4	—
Currency translation adjustment					44.6			44.6
Repurchase of common shares						(418.6)		(418.6)
Loss recognized directly in retained earnings (see Note 2)				(23.8)				(23.8)
Unrealized gain on securities, net					90.5			90.5
Derivative adjustment, net of reclassification adjustment					31.5			31.5
Minimum pension liability					12.7			12.7
Dividends declared on common stock; $1.028 per share				(542.1)				(542.1)
Net income				811.3				811.3
Balance at May 30, 2004	565.8	2,829.2	755.7	2,349.2	19.9	(1,123.8)	(36.3)	4,793.9
Stock option and incentive plans	0.1	0.5	20.3			95.9	17.2	133.9
Fair market valuation of EEF shares			(14.4)				14.4	—
Currency translation adjustment					26.6			26.6
Repurchase of common shares						(181.4)		(181.4)
Income recognized directly in retained earnings (see Note 2)				2.2				2.2
Unrealized loss on securities, net of reclassification adjustment					(0.5)			(0.5)
Derivative adjustment, net of reclassification adjustment					(0.8)			(0.8)
Minimum pension liability					(1.2)			(1.2)
Dividends declared on common stock; $1.078 per share				(554.8)				(554.8)
Net income				641.5				641.5
Balance at May 29, 2005	565.9	2,829.7	761.6	2,438.1	44.0	(1,209.3)	(4.7)	4,859.4
Stock option and incentive plans	0.3	1.4	2.4			30.6	2.5	36.9
Currency translation adjustment					15.1			15.1
Repurchase of common shares						(197.0)		(197.0)
Unrealized loss on securities, net of reclassification adjustment					(87.2)			(87.2)
Derivative adjustment, net of reclassification adjustment					6.6			6.6
Minimum pension liability					(0.3)			(0.3)
Dividends declared on common stock; $0.998 per share				(517.3)				(517.3)
Net income				533.8				533.8
Balance at May 28, 2006	566.2	$2,831.1	$764.0	$2,454.6	$(21.8)	$(1,375.7)	$(2.2)	$4,650.0

The accompanying Notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
CONAGRA FOODS INC. AND SUBSIDIARIES
FOR THE FISCAL YEARS ENDED MAY
(Dollars in millions)

	2006	2005	2004
Cash flows from operating activities:
Net income	$533.8	$641.5	$811.3
Income (loss) from discontinued operations	(62.3)	76.0	285.2
Income from continuing operations	596.1	565.5	526.1
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	311.2	286.9	269.8
Gain on sale of Pilgrim’s Pride Corporation common stock, pretax	(329.4)	(185.7)	—
Undistributed earnings of affiliates	(4.4)	(21.6)	(19.1)
Non-cash impairments of investments	158.8	73.4	—
Non-cash impairments of fixed assets and casualty loss	19.3	46.1	—
(Gain) loss on sale of fixed assets and investments	10.4	(9.7)	(44.2)
Changes in amounts sold under the accounts receivable securitization, net	—	—	(470.0)
Cumulative effect of changes in accounting	—	—	13.1
Other items (includes pension and other postretirement benefits)	55.8	116.6	63.3
Change in operating assets and liabilities before effects of business acquisitions and dispositions:
Accounts receivable	40.0	(24.5)	(71.5)
Inventory	3.6	(52.5)	(151.6)
Prepaid expenses and other current assets	(90.5)	(116.5)	253.0
Accounts payable and advances on sales	59.4	(83.6)	226.7
Other accrued liabilities and accrued payroll	90.4	199.4	(108.0)
Net cash flows from operating activities—continuing operations	920.7	793.8	487.6
Net cash flows from operating activities—discontinued operations	146.6	319.6	93.4
Net cash flows from operating activities	1,067.3	1,113.4	581.0
Cash flows from investing activities:
Additions to property, plant and equipment	(263.4)	(382.0)	(226.2)
Sale of investment in Swift Foods and UAP preferred securities	—	229.5	—
Sale of Pilgrim’s Pride Corporation common stock	482.4	282.5	—
Sale of businesses	18.3	—	—
Sale of equity method investments	12.2	—	69.5
Sale of property, plant and equipment	29.7	91.9	64.5
Notes receivable and other items	(13.4)	(10.5)	(0.1)
Net cash flows from investing activities—continuing operations	265.8	211.4	(92.3)
Net cash flows from investing activities—discontinued operations	431.0	84.9	776.4
Net cash flows from investing activities	696.8	296.3	684.1
Cash flows from financing activities:
Net short-term borrowings	1.6	(22.1)	29.0
Repayment of long-term debt	(899.0)	(1,160.0)	(515.0)
Repurchase of ConAgra Foods common shares	(197.1)	(181.4)	(418.6)
Cash dividends paid	(565.3)	(550.3)	(536.7)
Proceeds from exercise of employee stock options	18.9	103.8	118.0
Other items	0.8	(0.7)	(2.2)
Net cash flows from financing activities—continuing operations	(1,640.1)	(1,810.7)	(1,325.5)
Net cash flows from financing activities—discontinued operations	—	—	(19.1)
Net cash flows from financing activities	(1,640.1)	(1,810.7)	(1,344.6)
Net change in cash and cash equivalents	124.0	(401.0)	(79.5)
Cash and cash equivalents at beginning of year	207.6	608.6	688.1
Cash and cash equivalents at end of year	$331.6	$207.6	$608.6

The accompanying Notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal years ended May 28, 2006, May 29, 2005, and May 30, 2004
Columnar Amounts in Millions Except Per Share Amounts

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year—The fiscal year of ConAgra Foods, Inc. (“ConAgra Foods” or the “Company”) ends the last Sunday in May. The fiscal years for the consolidated financial statements presented consist of a 52-week period for fiscal years 2006 and 2005 and a 53-week period for fiscal year 2004.

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

Investments in Unconsolidated Affiliates—The investments in and the operating results of 50%-or-less-owned entities not required to be consolidated are included in the consolidated financial statements on the basis of the equity method of accounting or the cost method of accounting, depending on specific facts and circumstances.

The Company reviews its investments in unconsolidated affiliates for impairment whenever events or changes in business circumstances indicate that the carrying amount of the investments may not be fully recoverable. Evidence of a loss in value that is other than temporary might include the absence of an ability to recover the carrying amount of the investment, the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment, or, where applicable, estimated sales proceeds which are insufficient to recover the carrying amount of the investment. Management’s assessment as to whether any decline in value is other than temporary is based on the Company’s ability and intent to hold the investment and whether evidence indicating the carrying value of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Management generally considers the Company’s investments in its equity method investees to be strategic long-term investments. Therefore, management completes its assessments with a long-term viewpoint. If the fair value of the investment is determined to be less than the carrying value and the decline in value is considered to be other than temporary, an appropriate write-down is recorded based on the excess of the carrying value over the best estimate of fair value of the investment.

Cash and Cash Equivalents—Cash and all highly liquid investments with a maturity of three months or less at the date of acquisition, including short-term time deposits, government agency and corporate obligations, are classified as cash and cash equivalents.

Inventories—The Company principally uses the lower of cost (determined using the first-in, first-out method) or market for valuing inventories not hedged. Grain, flour and major feed ingredient inventories are hedged to the extent practicable and are principally stated at market, including adjustment to market of open contracts for purchases and sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal years ended May 28, 2006, May 29, 2005, and May 30, 2004
Columnar Amounts in Millions Except Per Share Amounts

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, Plant and Equipment—Property, plant and equipment are carried at cost. Depreciation has been calculated using primarily the straight-line method over the estimated useful lives of the respective classes of assets as follows:

Land improvements	1 - 40 years
Buildings	15 - 40 years
Machinery and equipment	3 - 20 years
Furniture, fixtures, office equipment and other	5 - 15 years

The Company reviews property, plant and equipment for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Recoverability of an asset considered “held-and-used” is determined by comparing the carrying amount of the asset to the undiscounted net cash flows expected to be generated from the use of the asset. If the carrying amount is greater than the undiscounted net cash flows expected to be generated by the asset, the asset’s carrying amount is reduced to its estimated fair value. An asset considered “held-for-sale” is reported at the lower of the asset’s carrying amount or fair value less cost to sell.

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

Derivative Instruments—The Company uses derivatives (e.g., futures and options) for the purpose of hedging exposure to changes in commodity prices, interest rates and foreign currency exchange rates. The fair value of each derivative is recognized in the balance sheet within current assets or current liabilities. For derivatives that do not qualify for hedge accounting, changes in the fair value of the derivatives are recognized immediately in the statement of earnings. For derivatives designated as a hedge of an existing asset or liability (e.g., inventory), both the derivative and hedged item are recognized at fair value within the balance sheet with the changes in both of these fair values being recognized immediately in the statement of earnings. For derivatives designated as a hedge of an anticipated transaction (e.g., future purchase of inventory), changes in the fair value of the derivatives are deferred in the balance sheet within accumulated other comprehensive income to the extent the hedge is effective in mitigating the exposure to the related anticipated transaction. Any ineffectiveness associated with the hedge is recognized immediately in the statement of earnings. Amounts deferred within accumulated other comprehensive income are recognized in the statement of earnings in the same period during which the hedged transaction affects earnings (e.g., when hedged inventory is sold). If it is determined that the occurrence of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal years ended May 28, 2006, May 29, 2005, and May 30, 2004
Columnar Amounts in Millions Except Per Share Amounts

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

an anticipated transaction is no longer probable, amounts deferred in accumulated other comprehensive income are immediately recognized in the statement of earnings.

Fair Values of Financial Instruments—Unless otherwise specified, the Company believes the carrying value of financial instruments approximates their fair value.

Asset Retirement Obligations and Environmental Liabilities—The Company records liabilities for the costs the Company is legally obligated to incur in order to retire a long-lived asset at some point in the future. The fair values of these obligations are recorded as liabilities on a discounted basis, and the cost associated with these liabilities is capitalized as part of the carrying amount of the related assets. Over time, the liability will increase, reflecting the accretion of the obligation from its present value to the estimated amount the Company will pay to extinguish the liability and the capitalized asset retirement costs will be depreciated over the useful lives of the related assets.

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

Employment-Related Benefits—Employment-related benefits associated with pensions, postretirement health care benefits and workers’ compensation are expensed as such obligations are incurred by the Company. The recognition of expense is impacted by estimates made by management, such as discount rates used to value these liabilities, future health costs and employee accidents incurred but not yet reported. The Company uses third-party specialists to assist management in appropriately measuring the expense associated with employment-related benefits.

Revenue Recognition—Revenue is recognized when title and risk of loss are transferred to customers upon delivery based on terms of sale and collectibility is reasonably assured. Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts, trade allowances and product returns. The Company, principally in its Trading and Merchandising segment, receives cash advances on sales from customers in the ordinary course of business. These advances on sales are reflected in current liabilities until inventory is delivered to the customer based on terms of sale, at which time revenue is recognized. Changes in the market value of inventories of merchandisable agricultural commodities, forward cash purchase and sales contracts, and exchange-traded futures and options contracts are recognized in earnings immediately.

Net Sales—Gross profits earned from certain commodity trading activities (including trading and merchandising of crude oil, grain, fertilizer, and feed ingredients) within the Trading and Merchandising segment, which are included in net sales, total $276 million, $264 million, and $167 million for fiscal 2006, 2005, and 2004, respectively.

Net sales and cost of goods sold, if reported on a gross basis for these activities, would be increased by $21.5 billion, $17.9 billion, and $14.0 billion for fiscal 2006, 2005, and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal years ended May 28, 2006, May 29, 2005, and May 30, 2004
Columnar Amounts in Millions Except Per Share Amounts

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Sales to Affiliates—Sales to affiliates (equity method investees) of $2.6 million, $1.7 million, and $2.2 million for fiscal 2006, 2005, and 2004, respectively, are included in net sales. The Company received management fees from affiliates of $13.5 million in fiscal 2006 and $14.1 million in both fiscal 2005 and 2004. Accounts receivable from affiliates of $5.5 million and $7.1 million are included in receivables at May 28, 2006 and May 29, 2005, respectively.

Marketing Costs—The Company incurs various types of marketing costs in order to promote its products, including retailer incentives and consumer incentives. The Company recognizes the expense for each of these types of marketing costs as incurred. In addition, the Company incurs advertising costs, which are expensed in the year incurred. Advertising and promotion expenses totaled $336.7 million, $321.0 million and $367.8 million in fiscal 2006, 2005, and 2004, respectively, inclusive of amounts related to discontinued operations.

Research and Development—The Company incurred expenses of $54.1 million, $63.8 million, and $61.0 million for research and development activities in fiscal 2006, 2005, and 2004, respectively.

Stock-Based Compensation—The Company has stockholder-approved stock option plans which provide for granting of options to employees for purchase of common stock at prices equal to the fair value at the time of grant. The Company accounts for its employee stock option plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no stock-based compensation expense is reflected in net income for stock options granted. The Company issues stock under various stock-based compensation arrangements, including restricted stock, other share-based awards and stock issued in lieu of cash bonuses. The value of restricted stock and other share-based awards, equal to fair value at the time of grant, is amortized, on a straight-line basis, as compensation expense over the vesting period. Stock issued in lieu of cash bonuses is recognized as compensation expense as earned. As these awards are ultimately settled in shares of the Company’s stock, changes in the price of the Company’s stock subsequent to the date of grant do not result in remeasurement of the award. In addition, the Company grants restricted share equivalents pursuant to plans approved by stockholders which are ultimately settled in cash based on the market price of the Company’s stock as of the date the award is fully vested. The value of the restricted share equivalents is adjusted, based upon the market price of the Company’s stock at the end of each reporting period and amortized as compensation expense over the vesting period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal years ended May 28, 2006, May 29, 2005, and May 30, 2004
Columnar Amounts in Millions Except Per Share Amounts

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table illustrates the required pro forma effect on net income and earnings per share assuming the Company had followed the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, for all outstanding and unvested stock options and other stock-based compensation for the years ended May 28, 2006, May 29, 2005, and May 30, 2004.

	2006	2005	2004
Net income, as reported	$533.8	$641.5	$811.3
Add: Stock-based employee compensation included in reported net income, net of related tax effects	22.4	15.3	13.5
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(33.9)	(32.9)	(31.8)
Pro forma net income	$522.3	$623.9	$793.0
Earnings per share:
Basic earnings per share—as reported	$1.03	$1.24	$1.54
Basic earnings per share—pro forma	$1.01	$1.21	$1.50
Diluted earnings per share—as reported	$1.03	$1.23	$1.53
Diluted earnings per share—pro forma	$1.01	$1.20	$1.50

The fair value of each option was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions used:

	2006	2005	2004
Dividend yield	4.1%	4.0%	4.0%
Expected volatility	26.8%	21.4%	27.9%
Risk-free interest rate	3.84%	3.48%	3.08%
Expected life of stock option	6 years	6 years	6 years

The weighted average fair value per option was $4.52, $4.14, and $4.22 for options granted during fiscal 2006, 2005, and 2004, respectively.

Income Taxes—The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. The Company recognizes current tax liabilities and assets based on an estimate of taxes payable or refundable in the current year for each of the jurisdictions in which the Company transacts business. As part of the determination of its current tax liability, management exercises considerable judgment in evaluating positions taken by the Company in its tax returns. The Company has established reserves for probable tax exposures. These reserves, included in current liabilities, represent the Company’s estimate of amounts expected to be paid, which the Company adjusts over time as more information becomes available.

The Company also recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences (e.g., the difference in book basis versus tax basis of fixed assets

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal years ended May 28, 2006, May 29, 2005, and May 30, 2004
Columnar Amounts in Millions Except Per Share Amounts

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

resulting from differing depreciation methods). If appropriate, the Company recognizes valuation allowances to reduce deferred tax assets to amounts that are more likely than not to be ultimately realized, based on the Company’s assessment of estimated future taxable income, including the consideration of available tax planning strategies.

Comprehensive Income—Comprehensive income includes net income, currency translation adjustments, certain derivative-related activity, changes in the value of the Company’s available-for-sale investments and changes in the minimum pension liability. When the Company deems its investments in foreign subsidiaries to be permanent in nature, it does not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars. When the Company determines that a foreign investment is no longer permanent in nature, estimated taxes are provided for the related deferred tax liability (asset), if any, resulting from currency translation adjustments. The Company reclassified $0.2 million and $14.3 million of foreign currency translation gains, and $7.1 million of foreign currency translation losses to net income due to the disposal of foreign subsidiaries in fiscal 2006, 2005 and 2004, respectively.

The following is a rollforward of the balances in accumulated other comprehensive income, net of tax (except for currency translation adjustment):

	Currency Translation Adjustment	Net Derivative Adjustment	Unrealized Gain (Loss) on Securities, Net of Reclassification Adjustment	Minimum Pension Liability	Accumulated Other Comprehensive Income/(Loss)
Balance at May 25, 2003	$(57.6)	$(23.5)	$—	$(78.3)	$(159.4)
Current-period change	44.6	31.5	90.5	12.7	179.3
Balance at May 30, 2004	(13.0)	8.0	90.5	(65.6)	19.9
Current-period change	26.6	(0.8)	(0.5)	(1.2)	24.1
Balance at May 29, 2005	13.6	7.2	90.0	(66.8)	44.0
Current-period change	15.1	6.6	(87.2)	(0.3)	(65.8)
Balance at May 28, 2006	$28.7	$13.8	$2.8	$(67.1)	$(21.8)

The following details the income tax expense (benefit) on components of other comprehensive income (loss):

	2006	2005	2004
Net derivative adjustment	$5.1	$(0.5)	$19.3
Unrealized gain (loss) on available-for-sale securities	(8.1)	65.9	55.4
Less: reclassification adjustment for (gains)	(41.3)	(66.2)	—
Minimum pension liability	3.2	(0.8)	7.8

Use of Estimates—Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect reported amounts of assets, liabilities, revenues and expenses as reflected in the financial statements. Actual results could differ from these estimates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal years ended May 28, 2006, May 29, 2005, and May 30, 2004
Columnar Amounts in Millions Except Per Share Amounts

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications—Certain reclassifications have been made to prior year amounts to conform to current year classifications. The Company has reclassified the fair value of certain derivative contracts for which it does not have the legal right of offset, which had previously been presented on a net basis, to a gross presentation within prepaid expenses and other current assets and other accrued liabilities. This change in presentation resulted in an increase to both prepaid expenses and other current assets and other accrued liabilities of $251.1 million at May 29, 2005.

Accounting Changes—Effective February 22, 2004, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities, as revised December 2003 (“FIN 46R”). As a result of adopting FIN 46R, the Company has consolidated the assets and liabilities of several entities from which it leases property, plant and equipment, resulting in a cumulative effect of change in accounting that reduced net income by $1.4 million (net of taxes of $0.9 million) in the third quarter of fiscal 2004. Certain of the entities from which the Company leases various buildings are partnerships (the “partnerships”), the beneficial owners of which are Opus Corporation or its affiliates. A member of the Company’s board of directors is a beneficial owner, officer and director of Opus Corporation. Financing costs related to these leases were previously included in selling, general and administrative expenses. Effective with the adoption of FIN 46R, these financing costs are included in interest expense, net. As a result of adopting FIN 46R, the Company has also consolidated the assets and liabilities of several entities from which it leases corporate aircraft. Due to the adoption of FIN 46R, the Company reflects in its balance sheet as of May 28, 2006: property, plant and equipment of $183 million, long-term debt of $192 million (including current maturities of $8 million), other assets of $12 million, and other noncurrent liabilities of $6 million. The Company has no other material obligations arising out of variable interests with unconsolidated entities.

Effective May 26, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which requires the Company to recognize the fair value of a liability associated with the cost the Company is legally obligated to incur in order to retire an asset at some point in the future. The associated asset retirement costs are capitalized as part of the carrying amount of the associated long-lived asset. Over time, the liability increases, reflecting the accretion of the obligation from its present value to the amount the Company estimates it will pay to extinguish the liability, and the capitalized asset retirement costs are depreciated over the useful life of the related asset. Application of this accounting standard resulted in a cumulative effect of a change in accounting that decreased net income by $11.7 million (net of taxes of $7.2 million), or $0.02 per diluted share in the first quarter of fiscal 2004. Asset retirement obligations of $11.8 million, $12.7 million and $18.5 million are reflected in the Company’s balance sheets at May 28, 2006, May 29, 2005, and May 30, 2004, respectively. The majority of the Company’s asset retirement obligations relate to various contractual obligations for restoration of leased assets at the end of lease terms.

Recently Issued Accounting Pronouncements—On December 16, 2004, the FASB issued Statement No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment. SFAS No. 123R will require the Company to measure the cost of all employee stock-based compensation awards based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). Accordingly, the adoption of SFAS No. 123R will have an impact on the Company’s results of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal years ended May 28, 2006, May 29, 2005, and May 30, 2004
Columnar Amounts in Millions Except Per Share Amounts

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

operations, although it will have no impact on the Company’s overall financial position. SFAS No. 123R is effective beginning in the Company’s first quarter of fiscal 2007. Management is in the process of implementing the provisions of this statement and estimates that the adoption will reduce diluted earnings per share by $0.02 to $0.04 in fiscal 2007.

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

In July 2006, the FASB issued FIN 48, Accounting for Income Tax Uncertainties, which defines the threshold for recognizing the benefits of tax-return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This interpretation is effective for fiscal years beginning after December 15, 2006, the Company’s fiscal 2008. Management is currently evaluating the impact that the adoption of this interpretation will have on the Company’s results of operations.

2.   DISCONTINUED OPERATIONS AND DIVESTITURES

Packaged Meats and Cheese Operations

During the third quarter of fiscal 2006, the Company announced that it would divest substantially all of its packaged meats and cheese operations. The Company expects to complete the dispositions of these businesses during fiscal 2007 and expects to have no significant continuing involvement in these businesses after the disposals. Accordingly, the Company reflects the results of these businesses as discontinued operations for all periods presented. Based upon the Company’s estimates of proceeds from the sales of these businesses, the Company recognized goodwill impairment charges, net of recoveries, of $164.1 million ($148.2 million after-tax) in the second half of fiscal 2006 to reflect the net assets of these businesses at the lower of their carrying values or estimated fair value, less costs to sell, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The assets and liabilities expected to be divested are now classified as assets and liabilities held for sale within the Company’s consolidated balance sheets for all periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal years ended May 28, 2006, May 29, 2005, and May 30, 2004
Columnar Amounts in Millions Except Per Share Amounts

2.   DISCONTINUED OPERATIONS AND DIVESTITURES (Continued)

Subsequent Events

In July 2006, subsequent to year end, the Company has entered into further negotiations with various potential purchasers of the packaged meats business. The Company has assessed the impact of these negotiations on its estimate of the proceeds to be received from the sale of the packaged meats business. Based on the most current negotiations, the Company recorded an additional pre-tax impairment charge of $76.3 million ($61.1 million after tax) in the fourth quarter of fiscal 2006, to reflect the net assets of this business at its estimated fair value less costs to sell.

Subsequent to year end, the Company has entered into a formal agreement, subject to certain conditions, for the sale of the cheese business under which the Company expects to receive proceeds which exceed the carrying value of the net assets of this business. The Company expects to close this transaction in the first quarter of fiscal 2007.

The estimates of proceeds were based upon a comprehensive analysis which included probability-weighted assessments of key variables which will affect the ultimate proceeds realized. The key variables considered included the nature of potential buyers, estimated future cash flows from the operations, and the valuation multiple that potential buyers may assign to the cash flows. While the Company believes its current estimate of proceeds is based on the best available information, future events, including, but not limited to, negotiations with potential buyers and future performance of the business, could significantly affect the amount of proceeds ultimately received. Accordingly, changes in the amount of proceeds could result in impairment charges greater or less than the amount currently estimated and recognized in the Company’s financial statements.

Cook’s Ham Business

During the fourth quarter of fiscal 2006, the Company completed its divestiture of its Cook’s Ham business to Smithfield Foods, Inc. for proceeds of approximately $301.0 million, resulting in a pre-tax gain of $110.1 million ($38.0 million after tax). Accordingly, the Company reflects the results of this business as discontinued operations for all periods presented. The assets and liabilities divested are now classified as assets and liabilities held for sale within the Company’s consolidated balance sheets for the prior periods presented.

Seafood Business

During the fourth quarter of fiscal 2006, the Company completed the divestiture of its seafood operations for proceeds of approximately $141.3 million, resulting in no significant gain or loss. Accordingly, the Company reflects the results of this business as discontinued operations for all periods presented. The assets and liabilities divested are now classified as assets and liabilities held for sale within the Company’s consolidated balance sheets for the prior periods presented.

Chicken Business Divestiture

On November 23, 2003, the Company completed the sale of its chicken business to Pilgrim’s Pride Corporation (the “chicken business divestiture”). The Company has reflected the results of operations,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal years ended May 28, 2006, May 29, 2005, and May 30, 2004
Columnar Amounts in Millions Except Per Share Amounts

2.   DISCONTINUED OPERATIONS AND DIVESTITURES (Continued)

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

As part of the divestiture proceeds, the Company received 25.4 million shares of Pilgrim’s Pride Corporation common stock valued at $246.1 million at the time of the divestiture. The common stock received was contractually restricted, such that the Company was unable to sell any portion of the shares within one year. After one year, 8.47 million shares could be sold. The remaining shares could be sold in future periods, but no more than 8.47 million shares could be sold in any twelve month period. Pilgrim’s Pride Corporation could waive these trading restrictions. The fair value of the Pilgrim’s Pride Corporation common stock was based on an independent valuation as of the date of the transaction and was reflective of the common stock’s trading restrictions. The contractual restrictions to the Company’s ability to trade the stock for a period of greater than one year resulted in the treatment of the Pilgrim’s Pride Corporation common stock as “restricted stock,” and, accordingly, the common stock was originally accounted for as a cost method investment. As the period of trading restriction for each tranche of stock lapsed, such that the shares could be traded within one year, the shares were reclassified from cost method investments to available-for-sale securities which were carried at market value, with changes in market value being recognized in other comprehensive income.

During the third quarter of fiscal 2005, the Company sold ten million shares of the Pilgrim’s Pride Corporation common stock for $282.5 million, resulting in a pre-tax gain of $185.7 million ($118.0 million after tax) and a net-of-tax reclassification from accumulated other comprehensive income of $115.2 million.

In the first quarter of fiscal 2006, the Company sold the remaining 15.4 million shares of Pilgrim’s Pride Corporation common stock to that company for $482 million. The Company recognized a pre-tax gain of approximately $329.4 million ($209.3 million after tax) and a net-of-tax reclassification from accumulated other comprehensive income of $95.3 million.

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

As part of its disposition of UAP North America, the Company initially received $503 million of cash, $60 million of Series A redeemable preferred stock of UAP Holdings (the “UAP Preferred Securities”) and $61 million in the form of a receivable from Apollo. The Company collected the receivable balance in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal years ended May 28, 2006, May 29, 2005, and May 30, 2004
Columnar Amounts in Millions Except Per Share Amounts

2.   DISCONTINUED OPERATIONS AND DIVESTITURES (Continued)

the first quarter of fiscal 2005. During fiscal 2004 and 2005, UAP Holdings repurchased all of the preferred securities for cash.

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

The Company sold substantially all of the remaining assets of UAP International during fiscal 2005 for total proceeds of $43.3 million, resulting in a loss of $2.4 million. The Company had previously recognized impairment charges of $28.6 million and $9.7 million in fiscal 2005 and fiscal 2004, respectively, in order to reflect the assets of UAP International at their estimated fair value, less cost to sell, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Through the third quarter of fiscal 2005, the Company had not recognized any tax benefit related to these impairment charges, as management believed that the ultimate realization of these losses would not be tax deductible. During the fourth quarter of fiscal 2005, the Company implemented a tax planning strategy, concurrent with the disposition of the assets of UAP International, which effectively allowed the Company to reduce its taxable income in the United States by the amount of losses realized on the sale of a portion of UAP International. As such, the Company recognized a tax benefit of $20.8 million within results of discontinued operations in the fourth quarter of fiscal 2005.

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

Spanish Feed and Portuguese Poultry Divestitures

In May 2004, the Company completed the sale of its Spanish feed business to the Carlyle Group for cash proceeds of $82.6 million, resulting in a gain from disposal of businesses of $33.6 million. During fiscal 2004, the Company wrote-down certain assets of the Portuguese poultry business by $17.2 million in order to reflect these assets at their fair value. The Company completed the sale of the Portuguese poultry business for cash proceeds of $3.6 million in fiscal 2005. The Company reflects the results of these businesses as discontinued operations for all periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal years ended May 28, 2006, May 29, 2005, and May 30, 2004
Columnar Amounts in Millions Except Per Share Amounts

2.   DISCONTINUED OPERATIONS AND DIVESTITURES (Continued)

Specialty Meats Divestiture

In fiscal 2005, the Company implemented a plan to exit the specialty meats foodservice business. The Company closed a manufacturing facility in Alabama, sold its operations in California and, in the first quarter of fiscal 2006, completed the sale of its operations in Illinois. Accordingly, the Company reflects the results of these businesses as discontinued operations for all periods presented. The assets and liabilities divested are classified as assets and liabilities held for sale within the Company’s consolidated balance sheets for all periods prior to divestiture.

The Company recorded pre-tax impairment and related charges of $35.3 million in fiscal 2005 to reduce the carrying value of the assets to their expected fair value less costs to sell. The Company recognized a pre-tax loss of $2.9 million in fiscal 2005 and a pre-tax gain of $6.0 million in fiscal 2006 upon the ultimate disposition of these operations.

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

Due to the purchase price of the cattle feeding business being entirely financed by the Company, the legal divestiture of the cattle feeding operation was not recognized as a divestiture for accounting purposes, and the assets, liabilities and results of operations of the cattle feeding business were reflected in continuing operations in the Company’s financial statements prior to October 15, 2004. On September 24, 2004, the Company reached an agreement with affiliates of Swift Foods by which the Company took control and ownership of approximately $300 million of the net assets of the cattle feeding business, including feedlots and live cattle. On October 15, 2004, the Company sold the feedlots to Smithfield Foods for approximately $70 million. These transactions resulted in a gain of approximately $19 million (net of taxes of $11.6 million). The Company retained live cattle inventory and related derivative instruments and liquidated those assets in an orderly manner over the succeeding several months. Beginning September 24, 2004, the assets, liabilities and results of operations, including the gain on sale, of the cattle feeding business are classified as discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal years ended May 28, 2006, May 29, 2005, and May 30, 2004
Columnar Amounts in Millions Except Per Share Amounts

2.   DISCONTINUED OPERATIONS AND DIVESTITURES (Continued)

Summary results of operations of the packaged meats and cheese operations, the Cook’s Ham business, the seafood business, the chicken business, the former Agricultural Products segment, the Spanish feed and Portuguese poultry businesses, the specialty meats foodservice business, and the cattle feeding business included within discontinued operations are as follows:

	2006	2005	2004
Net sales	$2,592.5	$4,011.9	$7,252.4
Long-lived asset impairment charge	(240.9)	(59.4)	(26.9)
Income from operations of discontinued operations before income taxes	169.2	146.7	434.9
Net gain from disposal of businesses	115.5	26.3	51.1
Income before income taxes	43.8	113.6	459.1
Income tax expense	(106.1)	(37.6)	(173.9)
Income (loss) from discontinued operations, net of tax	$(62.3)	$76.0	$285.2

The effective tax rate for discontinued operations is significantly higher than the statutory rate due to the nondeductibility of certain goodwill impairments and dispositions.

Other Assets Held for Sale

During the third quarter of fiscal 2006, the Company initiated a plan to dispose of a refrigerated meals business with annual revenues of less than $70 million. The Company currently expects to complete the sale of these operations in fiscal 2007 and also expects to continue to supply certain ingredients to this business and purchase finished product from this business subsequent to its divestiture. Due to the Company’s expected significant continuing cash flows associated with this business, the Company continues to include the results of operations of this business in continuing operations. The assets and liabilities of this business are classified as assets and liabilities held for sale in the consolidated balance sheets for all periods presented.

During the third quarter of fiscal 2006, the Company initiated a plan to dispose of two aircraft. These long-lived assets are classified as assets held for sale in the consolidated balance sheets for all periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal years ended May 28, 2006, May 29, 2005, and May 30, 2004
Columnar Amounts in Millions Except Per Share Amounts

2.   DISCONTINUED OPERATIONS AND DIVESTITURES (Continued)

The assets and liabilities classified as held for sale as of May 28, 2006 and May 29, 2005 are as follows:

	2006	2005
Receivables, less allowances for doubtful accounts	$4.3	$32.1
Inventories	252.0	489.4
Current assets held for sale	$256.3	$521.5
Property, plant and equipment, net	$412.0	$487.2
Goodwill and other intangibles	13.5	364.9
Noncurrent assets held for sale	$425.5	$852.1
Accounts payable	$0.4	$42.9
Other accrued liabilities and advances on sales	2.3	22.7
Current liabilities held for sale	$2.7	$65.6
Other noncurrent liabilities	$3.2	$5.4
Noncurrent liabilities held for sale	$3.2	$5.4

3. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

Goodwill by reporting segment is as follows:

	2006	2005
Consumer Foods	$3,253.0	$3,264.7
International Foods	89.4	82.2
Food and Ingredients	87.8	88.2
Trading and Merchandising	15.9	16.4
Total	$3,446.1	$3,451.5

Other identifiable intangible assets are as follows:

	2006		2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$773.1	$—	$773.4	$—
Amortizing intangible assets	41.9	15.5	39.8	12.2
Total	$815.0	$15.5	$813.2	$12.2

Non-amortizing intangible assets are comprised of the following balances:

	2006	2005
Brands/Trademarks	$752.6	$752.5
Pension Intangible Asset	19.1	19.5
Miscellaneous	1.4	1.4
Total non-amortizing intangible assets	$773.1	$773.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal years ended May 28, 2006, May 29, 2005, and May 30, 2004
Columnar Amounts in Millions Except Per Share Amounts

3. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS (Continued)

Amortizing intangible assets, carrying a weighted average life of approximately 16 years, are principally composed of licensing arrangements and customer lists. For fiscal years 2006, 2005 and 2004, the Company recognized $2.5 million, $2.1 million and $2.8 million, respectively, of amortization expense. Based on amortizing assets recognized in the Company’s balance sheet as of May 28, 2006, amortization expense is estimated to be approximately $3 million for each of the next five years.

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

The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	2006	2005	2004
Net Income:
Income from continuing operations before cumulative effect of changes in accounting	$596.1	$565.5	$539.2
Income (loss) from discontinued operations	(62.3)	76.0	285.2
Cumulative effect of changes in accounting	—	—	(13.1)
Net income	$533.8	$641.5	$811.3
Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	518.1	516.2	527.2
Add: Dilutive effect of stock options, restricted stock awards and other dilutive securities	2.1	4.0	3.5
Diluted weighted average shares outstanding	520.2	520.2	530.7

At the end of fiscal years 2006, 2005 and 2004, there were 20.9 million, 6.9 million and 12.2 million stock options outstanding, respectively, that were excluded from the computation of shares contingently issuable upon exercise of the stock options because exercise prices exceeded the annual average market value of common stock.

5.   RESTRUCTURING AND OTHER COST REDUCTION EFFORTS

In February 2006, the Company’s board of directors approved plans recommended by executive management to simplify the Company’s operating structure and reduce its manufacturing and selling, general and administrative costs. Under these plans, the Company is moving its Grocery Foods headquarters from Irvine, California to Naperville, Illinois, further centralizing its shared services, reducing salaried headcount, and implementing other cost-reduction initiatives. These plans are expected to be substantially completed by fiscal 2008. The forecasted costs of all plans are $238.4 million, of which

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal years ended May 28, 2006, May 29, 2005, and May 30, 2004
Columnar Amounts in Millions Except Per Share Amounts

5.   RESTRUCTURING AND OTHER COST REDUCTION EFFORTS (Continued)

$129.8 million was recorded in fiscal 2006 (including charges of $79.4 million recognized in the fourth quarter of fiscal 2006). The Company will record expenses associated with its restructuring plans, including but not limited to, accelerated depreciation (i.e., incremental depreciation due to an asset’s reduced estimated useful life), inventory write-downs, severance and related costs, and plan implementation costs (e.g., consulting, employee relocation, etc.). The Company anticipates it will recognize the following pre-tax expenses associated with the projects identified to date in the fiscal 2006 to 2008 timeframe (amounts include charges recognized in the third and fourth quarter of fiscal 2006):

	Consumer Foods	Food and Ingredients	Trading and Merchandising	International Foods	Corporate	Total
Accelerated depreciation	$47.2	$—	$—	$—	$—	$47.2
Inventory write-downs	3.3	0.2	—	—	—	3.5
Pension/Postretirement	5.0	—	—	—	—	5.0
Other (including plan shutdown costs)	(1.5)	—	—	—	—	(1.5)
Total cost of goods sold	54.0	0.2	—	—	—	54.2
Accelerated depreciation	5.3	—	—	—	13.8	19.1
Asset impairment	21.2	1.6	—	—	—	22.8
Severance (and related)	35.9	3.9	0.3	0.5	21.7	62.3
Contract termination	0.1	—	—	—	8.6	8.7
Pension/Postretirement	—	—	—	—	4.0	4.0
Plan implementation costs	27.7	0.5	—	—	30.8	59.0
Other	10.4	—	—	—	(2.1)	8.3
Total selling, general and administrative expenses	100.6	6.0	0.3	0.5	76.8	184.2
Consolidated total	$154.6	$6.2	$0.3	$0.5	$76.8	$238.4

Included in the above estimates are $140.3 million of charges anticipated to result in cash outflows and $98.1 million of anticipated non-cash charges. Severance payments are expected to be paid from a Voluntary Employee’s Beneficiary Trust (“VEBA”) which was funded by the Company in the fourth quarter of fiscal 2006 (see Note 18 for further discussion of VEBA).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal years ended May 28, 2006, May 29, 2005, and May 30, 2004
Columnar Amounts in Millions Except Per Share Amounts

5.   RESTRUCTURING AND OTHER COST REDUCTION EFFORTS (Continued)

During the fiscal year 2006, the Company recognized the following pre-tax charges in its consolidated statements of earnings:

	Consumer Foods	Food and Ingredients	Trading and Merchandising	International Foods	Corporate	Total
Accelerated depreciation	$13.3	$—	$—	$—	$—	$13.3
Inventory write-downs	3.3	0.2	—	—	—	3.5
Pension/Postretirement	5.0	—	—	—	—	5.0
Other (including plan shutdown costs)	(1.5)	—	—	—	—	(1.5)
Total cost of goods sold	20.1	0.2	—	—	—	20.3
Accelerated depreciation	3.1	—	—	—	0.2	3.3
Asset impairment	21.2	1.6	—	—	—	22.8
Severance (and related)	34.0	3.7	0.3	—	20.3	58.3
Contract termination	0.1	—	—	—	—	0.1
Pension/Postretirement	—	—	—	—	4.1	4.1
Plan implementation costs	6.2	0.1	—	—	14.7	21.0
Other	(0.1)	—	—	—	—	(0.1)
Total selling, general and administrative expenses	64.5	5.4	0.3	—	39.3	109.5
Consolidated total	$84.6	$5.6	$0.3	$—	$39.3	$129.8

Included in the above are $83.4 million of charges anticipated to result in cash outflows and $46.4 million of non-cash charges. Associated with the above activity, as of the end of the fiscal 2006, the Company had a current liability recognized in its consolidated balance sheet of $69.1 million, primarily related to accrued severance costs.

Reflected in the above table are asset impairment charges of $22.8 million associated with a Consumer Foods manufacturing facility, a Food and Ingredients manufacturing facility, and certain other manufacturing equipment. Each facility was written down to its fair value based on discounted estimated cash flows of the facility over its expected holding period, including the anticipated proceeds associated with the manufacturing equipment, land and building which will be realized upon closure of the facility.

Other Cost Reduction Efforts

During the fourth quarter of fiscal 2005, as part of the Company’s ongoing efforts to reduce general and administrative expenses, including salaried headcount, the Company announced the elimination of several hundred salaried jobs across the organization. The head count reductions were largely complete by the end of the first quarter of fiscal 2006. The Company recognized $42.7 million of severance expense, principally related to the Consumer Foods segment, during fiscal 2005 and recognized a benefit of $6.3 million during fiscal 2006 due to reductions in estimated severance liabilities. As of the end of fiscal 2006 and 2005, accruals of $2.2 million and $42.4 million, respectively, were reflected in other accrued liabilities in the Company’s consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal years ended May 28, 2006, May 29, 2005, and May 30, 2004
Columnar Amounts in Millions Except Per Share Amounts

5.   RESTRUCTURING AND OTHER COST REDUCTION EFFORTS (Continued)

In fiscal 2004, the Company identified specific operating efficiency initiatives as part of an effort to improve the Company’s cost structure, margins and competitive position. As a result of these specific initiatives, the Company recognized certain expenses during fiscal 2004 and 2005, including employee termination costs, accelerated depreciation on fixed assets, equipment/employee relocation costs, asset impairments and other related costs. The Company recognized $21.1 million and $61.8 million of expenses in fiscal 2005 and 2004, respectively, for these initiatives. These costs were incurred primarily in the Consumer Foods segment in both fiscal 2005 and fiscal 2004. The Company did not incur costs associated with these initiatives in fiscal 2006.

6. IMPAIRMENTS OF EQUITY AND DEBT INVESTMENTS

During fiscal 2005, the Company determined that the carrying value of its investments in two unrelated equity method investments was other-than-temporarily impaired and therefore recognized pre-tax impairment charges totaling $71.0 million ($65.6 million after tax). During fiscal 2006, the Company determined that the fair value of one of these equity method investments had declined further and recorded additional impairment charges. The Company also determined that the carrying value of a third equity method investment was impaired and recorded an impairment charge to reduce that investment to its estimated fair value. These impairment charges totaled $75.8 million ($73.1 million after tax) in fiscal 2006 (including charges of $23.5 million recognized in the fourth quarter of fiscal 2006). These pre-tax charges are reflected in equity method investment earnings (loss) in the consolidated statements of earnings. The extent of the impairments was determined based upon the Company’s assessment of the recoverability of its investments based primarily upon the expected proceeds of planned dispositions of the investments.

The Company held, at May 28, 2006, subordinated notes in the original principal amount of $150 million plus accrued interest of $50.4 million from Swift Foods. During the Company’s fourth quarter of fiscal 2005, Swift Foods effected changes in its capital structure. As a result of those changes, the Company determined that the fair value of the subordinated notes was impaired. From the date on which the Company initially determined that the value of the notes was impaired through the second quarter of fiscal 2006, the Company believed the impairment of this available-for-sale security to be temporary. As such, the Company had reduced the carrying value of the note by $35.4 million and recorded cumulative after-tax charges of $21.9 million in accumulated other comprehensive income as of the end of the second quarter of fiscal 2006. During the second half of fiscal 2006, due to the Company’s consideration of current conditions related to the debtor’s business and changes in the Company’s intended holding period for this investment, the Company determined that the impairment was other than temporary. Subsequent to year end, the Company reached an agreement to sell these notes for approximately $117.5 million, net of transaction expenses. Accordingly, the Company recognized impairment charges totaling $82.9 million in selling, general and administrative expenses (including charges of $36.2 million recognized in the fourth quarter of fiscal 2006) including the reclassification of the cumulative after-tax charges of $21.9 million from accumulated other comprehensive income during the second half of fiscal 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal years ended May 28, 2006, May 29, 2005, and May 30, 2004
Columnar Amounts in Millions Except Per Share Amounts

7.   INVENTORIES

The major classes of inventories are as follows:

	2006	2005
Raw materials and packaging	$986.0	$912.8
Work in progress	97.4	62.0
Finished goods	924.4	1,055.9
Supplies and other	124.7	122.9
	$2,132.5	$2,153.6

8.   CREDIT FACILITIES AND BORROWINGS

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

At May 28, 2006, the Company had credit lines from banks that totaled approximately $2.2 billion, including  the $1.5 billion 5-year revolving credit facility and short-term loan facilities approximating $682 million. The Company has not drawn upon the long-term revolving credit facilities. Borrowings under the long-term revolver agreements bear interest at or below prime rate and may be prepaid without penalty. As of May 28, 2006, the Company had $10 million drawn under the short-term loan facilities.

The Company finances its short-term liquidity needs with bank borrowings, commercial paper borrowings and bankers’ acceptances. The average consolidated short-term borrowings outstanding under these facilities were $14.3 million and $118.6 million for fiscal years 2006 and 2005, respectively. The highest period-end, short-term indebtedness during fiscal 2006 and 2005 was $72.5 million and $270.5 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal years ended May 28, 2006, May 29, 2005, and May 30, 2004
Columnar Amounts in Millions Except Per Share Amounts

9. SENIOR LONG-TERM DEBT, SUBORDINATED DEBT AND LOAN AGREEMENTS

	2006	2005
Senior Debt
8.25% senior debt due September 2030	$300.0	$300.0
7.0% senior debt due October 2028	400.0	400.0
6.7% senior debt due August 2027 (redeemable at option of holders in 2009)	300.0	300.0
7.125% senior debt due October 2026 (redeemable at option of holders in 2006)	400.0	400.0
7.875% senior debt due September 2010	500.0	750.0
9.875% senior debt due November 2005	—	100.0
6.0% senior debt due September 2006	—	500.0
6.75% senior debt due September 2011	1,000.0	1,000.0
4.55% to 10.07% lease financing obligations due on various dates through 2024	208.0	232.4
Other	70.7	78.5
Total face value senior debt	3,178.7	4,060.9
Subordinated Debt
9.75% subordinated debt due March 2021	400.0	400.0
Total face value subordinated debt	400.0	400.0
Total debt face value	3,578.7	4,460.9
Unamortized discounts/premiums	(5.8)	(9.1)
Hedged debt adjustment to fair value	3.0	14.6
Less current portion	(421.1)	(117.3)
Total long-term debt	$3,154.8	$4,349.1

The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years following May 28, 2006, are as follows:

2007	$421.1
2008	21.5
2009	17.9
2010	37.9
2011	512.4

Included in current installments of long-term debt is $400 million of 7.125% senior debt due October 2026 due to the existence of a put option that is exercisable by the holders of the debt from August 1, 2006 to September 1, 2006. If the put option is not exercised by the holders of the debt, the Company would reclassify the $400 million balance to senior long-term debt in the second quarter of fiscal 2007, when the put option has expired.

The most restrictive note agreements (the revolving credit facilities and certain privately placed long-term debt) require the Company to repay the debt if consolidated funded debt exceeds 65% of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal years ended May 28, 2006, May 29, 2005, and May 30, 2004
Columnar Amounts in Millions Except Per Share Amounts

9. SENIOR LONG-TERM DEBT, SUBORDINATED DEBT AND LOAN AGREEMENTS (Continued)

consolidated capital base, as defined, or if fixed charges coverage, as defined, is less than 1.75 to 1.0, as such terms are defined in applicable agreements. As of the end of fiscal 2006, the Company’s consolidated funded debt was approximately 39% of its consolidated capital base and the fixed charges ratio was approximately 3.8 to 1.0.

Net interest expense consists of:

	2006	2005	2004
Long-term debt	$311.9	$349.1	$335.1
Short-term debt	0.4	0.8	7.2
Interest income	(34.9)	(27.0)	(49.6)
Interest included in cost of goods sold	(25.8)	(19.3)	(13.4)
Interest capitalized	(5.0)	(8.6)	(4.4)
	$246.6	$295.0	$274.9

As noted in the above table, interest expense incurred to finance hedged inventories has been reflected in cost of goods sold.

Net interest paid was $304.9 million, $360.3 million and $334.2 million in fiscal 2006, 2005 and 2004, respectively.

In fiscal 2004, the Company received approximately $134 million from the termination of all of its interest rate swaps (see Note 17). The proceeds are not included in the net interest paid amount for fiscal 2004. The Company’s net interest expense was reduced by $11.5 million in fiscal 2006 due to the net impact of previously closed interest rate swap agreements, as compared to $27.5 million in fiscal 2005.

The carrying amount of long-term debt (including current installments) was $3.6 billion and $4.5 billion as of May 28, 2006 and May 29, 2005, respectively. Based on current market rates provided primarily by outside investment bankers, the fair value of this debt at May 28, 2006 and May 29, 2005 was estimated at $3.8 billion and $5.2 billion, respectively.

During fiscal 2006, the Company redeemed $500.0 million of 6% senior debt due in September 2006 and $250 million of 7.875% senior debt due in September 2010. These early retirements of debt resulted in pre-tax losses of $30.3 million (including $26.3 million recognized in the fourth quarter of fiscal 2006), which are included in selling, general and administrative expenses.

In addition to these early retirements of debt, the Company made scheduled principal payments of debt and payments of lease financing obligations during fiscal 2006, reducing long-term debt by $149.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal years ended May 28, 2006, May 29, 2005, and May 30, 2004
Columnar Amounts in Millions Except Per Share Amounts

10. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of:

	2006	2005
Legal and environmental liabilities primarily associated with the Company’s acquisition of Beatrice Company (see Note 16)	$106.8	$111.3
Postretirement health care and pensions	630.5	615.8
Deferred taxes	502.2	477.8
Other	70.3	71.8
	1,309.8	1,276.7
Less current portion	(112.2)	(87.5)
	$1,197.6	$1,189.2

11. CAPITAL STOCK

The Company has authorized shares of preferred stock as follows:

Class B—$50 par value; 150,000 shares

Class C—$100 par value; 250,000 shares

Class D—without par value; 1,100,000 shares

Class E—without par value; 16,550,000 shares

There were no preferred shares issued or outstanding as of May 28, 2006.

On December 4, 2003, the Company announced a share repurchase program of up to $1 billion. During fiscal 2006, 2005, and 2004, the Company repurchased approximately 8.7 million shares at a total cost of $197.0 million, 6.8 million shares at a total cost of $181.4 million and 15.3 million shares at a total cost of $418.6 million, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal years ended May 28, 2006, May 29, 2005, and May 30, 2004
Columnar Amounts in Millions Except Per Share Amounts

13. STOCK PLANS

Stock option plans approved by the stockholders provide for granting of options to employees for purchase of common stock at prices equal to fair value at the time of grant. Options become exercisable under various vesting schedules (typically three to five years) and generally expire 10 years after the date of grant.

A summary of the outstanding and exercisable stock options during the three years ended May 28, 2006 is presented below:

	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Shares in millions)
Outstanding at beginning of year	24.2	$24.70	28.8	$23.98	35.2	$23.76
Granted	8.0	$22.88	3.8	$27.43	3.7	$21.90
Exercised	(1.1)	$20.27	(5.2)	$21.94	(5.8)	$20.47
Forfeited/Expired	(3.5)	$25.54	(3.2)	$26.10	(4.3)	$25.19
Outstanding at end of year	27.6	$24.24	24.2	$24.71	28.8	$23.98
Options exercisable at end of year	20.9	$24.54	18.1	$24.73	18.9	$24.46

The following table summarizes information about stock options outstanding as of May 28, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(Shares in millions)
$ 4.87 - $22.55	8.4	5.6	$21.35	7.4	$21.35
$22.56 - $23.19	7.2	8.8	$22.96	2.4	$22.97
$23.20 - $28.18	9.2	5.9	$25.80	8.3	$25.64
$28.19 - $36.81	2.8	2.1	$31.08	2.8	$31.11
$ 4.87 - $36.81	27.6	6.2	$24.24	20.9	$24.54

In accordance with stockholder-approved plans, the Company issues stock under various stock-based compensation arrangements, including restricted stock, other share-based awards and stock issued in lieu of cash bonuses. Under each arrangement, stock is issued without direct cost to the employee. In addition, the Company grants restricted share equivalents pursuant to plans approved by stockholders which are ultimately settled in cash based on the market price of the Company’s stock as of the date the award is fully vested.   During fiscal 2006, 2005 and 2004, the Company granted shares and share equivalents totaling 0.7 million, 1.9 million and 2.1 million, respectively, with a weighted average grant date value of $22.74, $27.50 and $23.95, respectively, under these arrangements. The compensation expense for the Company’s stock-based awards totaled $36.3 million, $25.1 million and $21.8 million for fiscal 2006, 2005 and 2004, respectively. At May 28, 2006, the amount of deferred stock-based compensation granted, but to be recognized over future periods, was estimated to be $34.4 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal years ended May 28, 2006, May 29, 2005, and May 30, 2004
Columnar Amounts in Millions Except Per Share Amounts

13. STOCK PLANS (Continued)

At May 28, 2006, approximately 7.7 million shares were reserved for granting additional options, restricted stock, bonus stock awards, or other share-based awards.

14. PRE-TAX INCOME AND INCOME TAXES

Pre-tax income from continuing operations (including equity method investment earnings (loss)) before cumulative effect of changes in accounting consisted of the following:

	2006	2005	2004
United States	$853.1	$920.3	$797.0
Foreign	52.7	53.2	61.5
	$905.8	$973.5	$858.5

The provision for income taxes includes the following:

	2006	2005	2004
Current
Federal	$314.2	$140.2	$130.9
State	11.0	11.7	30.3
Foreign	18.2	36.6	32.5
	343.4	188.5	193.7
Deferred
Federal	(2.6)	167.7	104.5
State	(13.5)	46.4	16.5
Foreign	(17.6)	5.4	4.6
	(33.7)	219.5	125.6
	$309.7	$408.0	$319.3

Income taxes computed by applying statutory rates to income from continuing operations before income taxes are reconciled to the provision for income taxes set forth in the consolidated statements of earnings as follows:

	2006	2005	2004
Computed U.S. federal income taxes	$317.0	$340.7	$300.5
State income taxes, net of U.S. federal tax benefit	(5.7)	54.2	32.1
Export, tax credits and domestic manufacturing deduction	(11.7)	(11.1)	(14.5)
Foreign tax credits	(7.9)	—	(50.9)
Divestitures of businesses	—	—	72.3
Impairment of joint ventures	27.6	22.0	—
IRS settlement, net	—	(4.6)	(27.0)
SEC settlement reserve	—	7.7	8.8
Other	(9.6)	(0.9)	(2.0)
	$309.7	$408.0	$319.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal years ended May 28, 2006, May 29, 2005, and May 30, 2004
Columnar Amounts in Millions Except Per Share Amounts

14. PRE-TAX INCOME AND INCOME TAXES (Continued)

In 2006, state income taxes include approximately $26.1 million of benefits principally related to changes in state income tax estimates.

Income taxes paid were $340.0 million, $296.7 million, and $346.6 million in fiscal 2006, 2005 and 2004, respectively.

The tax effect of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consists of the following:

	2006		2005
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$—	$400.5	$—	$389.5
Pension and other postretirement benefits	204.8	—	229.9	—
Other liabilities that will give rise to future tax deductions	121.9	—	74.5	—
Accrued expenses	21.4	—	34.0	—
Unrealized appreciation/depreciation on investments	30.9	—	—	49.9
Capital loss carryforward	9.7	—	20.2	—
Foreign tax credit carryforwards	32.4	—	40.5	—
State tax credit and NOL carryforwards	21.8	—	10.3	—
Goodwill, trademarks and other intangible assets	—	351.8	—	356.1
Compensation related liabilities	48.7	—	48.1	—
Other	0.5	3.5	36.4	13.8
	492.1	755.8	493.9	809.3
Less: Valuation allowance	(47.9)	—	(48.8)	—
Net deferred taxes	$444.2	$755.8	$445.1	$809.3

At May 28, 2006 and May 29, 2005, net deferred tax assets of $190.6 million and $113.6 million, respectively, are included in prepaid expenses and other current assets. At May 28, 2006 and May 29, 2005, net deferred tax liabilities of $502.2 million and $477.8 million, respectively, are included in other noncurrent liabilities.

The reserve for tax contingencies related to the Internal Revenue Service (“IRS”) exams, state and local exams and international tax matters was $56.6 million at May 28, 2006 and $41.4 million at May 29, 2005.

The Company has approximately $43.0 million of foreign net operating loss carryforwards ($18.2 million expire between fiscal 2007 and 2021 and $24.8 million have no expiration dates).

Substantially all of the Company’s foreign tax credits will expire in 2013. State tax credits of approximately $5.7 million expire in various years ranging from fiscal 2007 to 2021.

The Company has recorded a valuation allowance for the portion of the net operating loss carryforwards, tax credit carryforwards and other deferred tax assets it believes will not be realized. The net impact on income tax expense related to changes in the valuation allowance for fiscal 2006, 2005 and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal years ended May 28, 2006, May 29, 2005, and May 30, 2004
Columnar Amounts in Millions Except Per Share Amounts

14. PRE-TAX INCOME AND INCOME TAXES (Continued)

2004 was a $0.9 million benefit, a $9.1 million charge and $0, respectively. The current year change relates to increases to the valuation allowances for state net operating losses as well as decreases to the foreign tax credits and capital loss valuation allowances.

During fiscal 2006, the Company, in connection with a comprehensive review of prior years’ state and foreign net operating loss carryforwards, recorded deferred tax assets of approximately $12.9 million and corresponding valuation allowances of approximately $12.6 million.

The Company has not provided U.S. deferred taxes on cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. Deferred taxes are provided for earnings of non-U.S. federal affiliates and associated companies when the Company plans to remit those earnings.

15. COMMITMENTS

The Company leases certain facilities and transportation equipment under agreements that expire at various dates. Rent expense under all operating leases for continuing operations was $182.6 million, $176.7 million and $170.8 million in fiscal 2006, 2005 and 2004, respectively. Rent expense under operating leases for discontinued operations was $10.7 million, $17.1 million and $49.5 million in fiscal 2006, 2005 and 2004, respectively.

A summary of noncancelable operating lease commitments for fiscal years following May 28, 2006, is as follows:

2007	$103.6
2008	114.1
2009	75.7
2010	65.9
2011	48.3
Later years	272.8
$680.4

The Company had performance bonds and other commitments and guarantees outstanding at May 28, 2006, aggregating to $49.5 million. This amount includes approximately $33 million in guarantees and other commitments the Company has made on behalf of the divested fresh beef and pork business.

The Company enters into many lease agreements for land, buildings and equipment at competitive market rates, and some of the lease arrangements are with Opus Corporation or its affiliates. A director of the Company is a beneficial owner, officer and director of Opus Corporation. The agreements relate to the leasing of land, buildings and equipment for the Company in Omaha, Nebraska. The Company occupies the buildings pursuant to long term leases with Opus Corporation and other investors, which leases contain various termination rights and purchase options. Leases commencing in 1989, 1990, 2000, 2001 and 2002 required annual lease payments by the Company of $15.8 million for fiscal year 2006. As a result of adopting FIN 46R, the Company has consolidated certain of the Opus affiliates from which it leases property, plant and equipment. These leases were previously accounted for as operating leases. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal years ended May 28, 2006, May 29, 2005, and May 30, 2004
Columnar Amounts in Millions Except Per Share Amounts

15. COMMITMENTS (Continued)

Company has entered into construction contracts with Opus Corporation or its affiliates, which relate to the construction of improvements to various properties occupied by the Company; payments made by the Company to Opus Corporation or its affiliates with respect to these agreements totaled $1.6 million for fiscal 2006 and $52.9 million for fiscal 2005. The Company purchases property management services from Opus Corporation; payments made by the Company to Opus Corporation or its affiliates for these services totaled $1.4 million for fiscal year 2006. Opus Corporation had revenues in excess of $1.25 billion in 2005.

16. CONTINGENCIES

In fiscal 1991, the Company acquired Beatrice Company (“Beatrice”). As a result of the acquisition and the significant pre-acquisition contingencies of the Beatrice businesses and its former subsidiaries, the consolidated post-acquisition financial statements of the Company reflect significant liabilities associated with the estimated resolution of these contingencies. These include various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by the Company. The litigation includes several public nuisance and personal injury suits against ConAgra Grocery Products and the Company as alleged successors to W. P. Fuller Co., a lead paint and pigment manufacturer owned and operated by Beatrice until 1967. The environmental proceedings include litigation and administrative proceedings involving Beatrice’s status as a potentially responsible party at 29 Superfund, proposed Superfund or state-equivalent sites; these sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes and/or other contaminants. Beatrice has paid or is in the process of paying its liability share at 28 of these sites. Reserves for these matters have been established based on the Company’s best estimate of its undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of Beatrice and other potentially responsible parties and its experience in remediating sites. The reserves for Beatrice environmental matters totaled $104.9 million as of May 28, 2006 and $109.5 million as of May 29, 2005, a majority of which relates to the Superfund and state equivalent sites referenced above. Expenditures for these matters are expected to occur over a period of up to 20 years.

In certain limited situations, the Company will guarantee an obligation of an unconsolidated entity. Currently, the Company guarantees certain obligations primarily associated with leases entered into by certain of its equity method investees and divested companies. Under these arrangements, the Company is obligated to perform should the primary obligor be unable to perform. Most of these guarantees resulted from the Company’s fresh beef and pork divestiture. The remaining terms of these arrangements do not exceed 9 years and the maximum amount of future payments the Company has guaranteed is approximately $47.6 million as of May 28, 2006. The Company has guaranteed the performance of the divested fresh beef and pork business with respect to the hog purchase contract. The hog purchase contract requires the fresh beef and pork business to purchase a minimum of approximately 1.2 million hogs annually through 2014. The contract stipulates minimum price commitments, based in part on market prices and, in certain circumstances, also includes price adjustments based on certain inputs. The Company does not have a liability established in its consolidated balance sheets for these arrangements as the Company has determined that performance under the guarantees is not probable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal years ended May 28, 2006, May 29, 2005, and May 30, 2004
Columnar Amounts in Millions Except Per Share Amounts

16. CONTINGENCIES (Continued)

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

The Company is a party to a number of lawsuits and claims arising out of the operation of its businesses. After taking into account liabilities recorded for all of the foregoing matters, management believes the ultimate resolution of such matters should not have a material adverse effect on the Company’s financial condition, results of operations or liquidity. Costs of legal services are recognized in earnings as services are provided.

17. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal years ended May 28, 2006, May 29, 2005, and May 30, 2004
Columnar Amounts in Millions Except Per Share Amounts

17. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING (Continued)

For derivatives designated as a hedge of an anticipated transaction (e.g., future purchase of inventory), changes in the fair value of the derivatives are deferred in the balance sheet within accumulated other comprehensive income to the extent the hedge is effective in mitigating the exposure to the related anticipated transaction. Any ineffectiveness associated with the hedge is recognized immediately in the statement of earnings. Amounts deferred within accumulated other comprehensive income are recognized in the statement of earnings in the same period during which the hedged transaction affects earnings (e.g., when hedged inventory is sold). If it is determined that the occurrence of an anticipated transaction is no longer probable, amounts deferred in accumulated other comprehensive income are immediately recognized in the statement of earnings.

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

Of the $2.5 billion (notional amount) interest rate swaps closed out in fiscal 2004, $2 billion of the interest rate swaps had been used to effectively convert certain of the Company’s fixed rate debt into floating rate debt. These interest rate swaps were accounted for as fair value hedges and resulted in no recognition of ineffectiveness in the statement of earnings as the interest rate swaps’ provisions matched the applicable provisions of the hedged debt. The remaining $500 million portion of the Company’s interest rate swaps was used to hedge certain of the Company’s forecasted interest payments on floating rate debt for the period from 2005 through 2011. These interest rate swaps were accounted for as cash flow hedges with gains and losses deferred in accumulated other comprehensive income, to the extent the hedge was effective. During fiscal 2005, the Company determined it was no longer probable that the related

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal years ended May 28, 2006, May 29, 2005, and May 30, 2004
Columnar Amounts in Millions Except Per Share Amounts

17. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING (Continued)

floating rate debt would be issued and therefore the Company recognized approximately $13.6 million of additional interest expense associated with this interest rate swap. Overall, the Company’s net interest expense was reduced by $11.5 million in fiscal 2006 due to the net impact of previously closed interest rate swap agreements, as compared to $27.5 million in fiscal 2005.

The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. As of May 28, 2006 and May 29, 2005, the fair value of derivatives recognized within prepaid expenses and other current assets was $401.1 million and $300.2 million, respectively, while the amount recognized within other accrued liabilities was $283.8 million and $266.9 million, respectively. As of May 28, 2006 and May 29, 2005, there were no significant derivative-related amounts recognized in discontinued operations.

For fiscal 2006, 2005 and 2004, the ineffectiveness associated with derivatives designated as cash flow and fair value hedges from continuing operations was a gain of $4.8 million, a loss of $0.1 million, and a gain of $4.1 million, respectively. Hedge ineffectiveness is recognized within net sales, cost of goods sold or interest expense, depending on the nature of the hedge. The Company does not exclude any component of the hedging instrument’s gain or loss when assessing effectiveness.

Generally, the Company hedges a portion of its anticipated consumption of commodity inputs for periods ranging from 12 to 36 months. The Company may enter into longer-term hedges on particular commodities if deemed appropriate. As of May 28, 2006, the Company had hedged certain portions of its anticipated consumption of commodity inputs through May 2008.

As of May 28, 2006 and May 29, 2005, the net deferred gain or loss recognized in accumulated other comprehensive income was a $14.3 million gain and a $7.7 million gain, net of tax, respectively. The Company anticipates a gain of $7.3 million, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings over the next 12 months. The Company anticipates a gain of $7.0 million, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings subsequent to the next 12 months.

Gains of $46.9 million and $1.8 million, net of tax, were reclassified from accumulated other comprehensive income into income from continuing operations in fiscal 2006 and fiscal 2005, respectively. For fiscal 2006 and 2005, no significant gains/losses were transferred from accumulated other comprehensive income into income (loss) from discontinued operations.  Other than the terminated interest rate cash flow hedge cited above, the Company did not discontinue any cash flow or fair value hedges in fiscal 2006.

Commodity and Derivatives Trading—The Company, in its Trading and Merchandising reporting segment, engages in trading of commodities and related derivative instruments, in the normal course of business.

The Company uses exchange-traded futures and options contracts and over-the-counter option contracts as components of trading and merchandising strategies designed to enhance margins. Exchange-traded futures and options contracts, over-the-counter option contracts, forward cash purchase contracts, and forward cash sales contracts of energy and agricultural commodities, which have not been designated as cash flow hedges, are valued at market price. Changes in the market value of forward cash purchase and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal years ended May 28, 2006, May 29, 2005, and May 30, 2004
Columnar Amounts in Millions Except Per Share Amounts

17. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING (Continued)

sales contracts, exchange-traded futures and options contracts, and over-the-counter option contracts are recognized in earnings immediately. Unrealized gains and losses on forward cash purchase contracts, forward cash sales contracts, exchange-traded futures and options contracts, and over-the-counter option contracts represent the fair value of such instruments. Unrealized gains are included in the Company’s balance sheets in inventory or prepaid and other current assets and unrealized losses are included in other accrued liabilities.

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

The changes in benefit obligations and plan assets at February 28, 2006 and 2005 were as follows:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Change in Benefit Obligation
Benefit obligation at beginning of year	$2,237.5	$2,111.2	$411.7	$527.7
Service cost	63.7	58.7	2.5	2.8
Interest cost	125.6	123.2	21.5	26.1
Plan participants’ contributions	—	—	7.3	6.3
Amendments	5.2	4.0	(8.1)	(87.0)
Actuarial (gain) loss	5.4	52.0	22.1	(10.6)
Dispositions	3.1	—	(2.1)	—
Other	0.3	0.3	0.2	0.2
Benefits paid	(109.4)	(111.9)	(55.5)	(53.8)
Benefit obligation at end of year	$2,331.4	$2,237.5	$399.6	$411.7
Change in Plan Assets
Fair value of plan assets at beginning of year	$1,892.5	$1,875.0	$5.9	$6.6
Actual return on plan assets	166.0	139.7	0.1	0.1
Employer contributions	30.8	9.2	47.4	46.7
Plan participants’ contributions	—	—	7.3	6.3
Investment and administrative expenses	(18.8)	(19.6)	—	—
Other	0.3	0.1	—	—
Benefits paid	(109.4)	(111.9)	(55.5)	(53.8)
Fair value of plan assets at end of year	$1,961.4	$1,892.5	$5.2	$5.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal years ended May 28, 2006, May 29, 2005, and May 30, 2004
Columnar Amounts in Millions Except Per Share Amounts

18. PENSION AND POSTRETIREMENT BENEFITS (Continued)

The funded status and amounts recognized in the Company’s consolidated balance sheets at May 28, 2006 and May 29, 2005 were:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Funded status	$(370.0)	$(345.0)	$(394.4)	$(405.9)
Unrecognized actuarial loss	181.9	213.1	121.6	108.2
Unrecognized prior service cost	18.2	17.2	(76.5)	(81.3)
Unrecognized transition amount	—	(0.3)	—	—
Fourth quarter employer contribution	6.5	1.5	9.0	10.3
Accrued benefit cost	$(163.4)	$(113.5)	$(340.3)	$(368.7)
Amounts Recognized in Consolidated Balance Sheets
Accrued benefit cost	$(291.7)	$(248.1)	$(340.3)	$(368.7)
Intangible asset	19.3	19.5	—	—
Accumulated other comprehensive loss	109.0	115.1	—	—
Net amount recognized	$(163.4)	$(113.5)	$(340.3)	$(368.7)
Weighted-Average Actuarial Assumptions Used to Determine Benefit Obligations At February 28
Discount rate	5.75%	5.75%	5.50%	5.50%
Long-term rate of compensation increase	4.25%	4.25%	N/A	N/A

The accumulated benefit obligation for all defined benefit pension plans was $2.2 billion and $2.1 billion at February 28, 2006 and 2005, respectively.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets at February 28, 2006 and 2005 were:

	2006	2005
Projected benefit obligation	$2,329.2	$2,237.5
Accumulated benefit obligation	2,223.9	2,132.2
Fair value of plan assets	1,958.8	1,892.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal years ended May 28, 2006, May 29, 2005, and May 30, 2004
Columnar Amounts in Millions Except Per Share Amounts

18. PENSION AND POSTRETIREMENT BENEFITS (Continued)

Components of pension benefit and other postretirement benefit costs are:

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004
Service cost	$63.7	$58.7	$61.7	$2.5	$2.8	$3.8
Interest cost	125.6	123.2	119.7	21.5	26.1	31.9
Expected return on plan assets	(129.6)	(131.1)	(127.1)	(0.3)	(0.3)	(0.6)
Amortization of prior service costs	2.7	2.5	2.3	(12.9)	(9.6)	(0.8)
Amortization of transition asset	—	(0.2)	(0.2)	—	—	—
Recognized net actuarial (gain) loss	18.9	10.1	5.3	8.1	8.1	2.4
Curtailment (gain) loss	4.5	—	5.0	(0.6)	—	(2.8)
Benefit cost—Company plans	85.8	63.2	66.7	18.3	27.1	33.9
Pension benefit cost—multi-employer plans	10.5	8.0	9.0	—	—	—
Total benefit cost	$96.3	$71.2	$75.7	$18.3	$27.1	$33.9
Weighted-Average Actuarial Assumptions Used to Determine Net Expense
Discount rate	5.75%	6.00%	6.50%	5.50%	6.00%	6.50%
Long-term rate of return on plan assets	7.75%	7.75%	7.75%	4.50%	4.50%	13.7%
Long-term rate of compensation increase	4.25%	4.50%	4.50%	N/A	N/A	N/A

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal years ended May 28, 2006, May 29, 2005, and May 30, 2004
Columnar Amounts in Millions Except Per Share Amounts

18. PENSION AND POSTRETIREMENT BENEFITS (Continued)

The Company’s pension plan weighted-average asset allocations and the Company’s target asset allocations at February 28, 2006 and 2005, by asset category are as follows:

	2006	2005	Target Allocation
Equity Securities	61%	59%	50 - 80%
Debt Securities	27%	28%	20 - 30%
Real Estate	5%	5%	0 - 8%
Other	7%	8%	0 - 20%
Total	100%	100%

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

Equity securities include common stock of the Company in the amounts of $104.1 million (5.3% of total pension plan assets) and $134.8 million (7.1% of total pension plan assets) at February 28, 2006 and 2005, respectively. Subsequent to February 28, 2006, pension plan consultants recommended reducing exposure to any individual stock to increase diversification of trust assets and decrease concentration and volatility associated with a single stock investment, among other considerations. This recommendation was approved by the Plan Administrator and all Company stock held in trust was acquired by the Company from the plans’ trust on May 4, 2006 in the amount of $116.2 million, which represented fair market value at the close of market on that date.

In May 2005, the Company created and funded a Voluntary Employee’s Beneficiary Trust (“VEBA”) for the purpose of funding benefit payments to participants in the Company’s postretirement benefit plans and severance payments to employees terminated under the Company’s current salaried headcount reduction. The Company contributed $100.0 million and $75.0 million to the VEBA in May 2006 and May 2005, respectively, and reflects the remaining balances of $100.4 million and $75.0 million, respectively, in prepaid and other current assets at May 28, 2006 and May 29, 2005.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Part D”) was signed into law. The law allows for a federal subsidy to sponsors of retiree health care benefit plans that provide benefits that are at least actuarially equivalent to the benefits established by the law. The Company provides retiree drug benefits that exceed the value of the benefits that will be provided by Medicare Part D, and the retirees’ out-of-pocket costs are less than they would be under Medicare Part D. Therefore, the Company has concluded that its plan is at least “actuarially equivalent” to the Medicare Part D plan and that it will be eligible for the subsidy. The Company has reflected the impact

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal years ended May 28, 2006, May 29, 2005, and May 30, 2004
Columnar Amounts in Millions Except Per Share Amounts

18. PENSION AND POSTRETIREMENT BENEFITS (Continued)

of the subsidy by reducing its expense for health care costs by $7.7 million and $11.5 million in fiscal 2006 and fiscal 2005, respectively. The Company also reflected an unrecognized gain, which reduced its projected benefit obligation by $51.6 million at May 30, 2004.

The increase (decrease) in the minimum pension liability included in other comprehensive income was $(6.1) million and $4.8 million for the fiscal years ended May 28, 2006 and May 29, 2005, respectively.

Assumed health care cost trend rates have a significant effect on the benefit obligation of the postretirement plans.

Assumed Health Care Cost Trend Rates at February 28	2006	2005
Initial health care cost trend rate	9.5%	9.0%
Ultimate health care cost trend rate	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2012	2011

A one percentage point change in assumed health care cost rates would have the following effect:

	One Percent Increase	One Percent Decrease
Effect on total service and interest cost	$2.1	$(1.9)
Effect on postretirement benefit obligation	32.0	(27.7)

The Company currently anticipates making contributions of approximately $70 million to the pension plans in fiscal year 2007. This estimate is based on current tax laws, plan asset performance and liability assumptions, which are subject to change. The Company anticipates making contributions of $39.8 million to the postretirement plan in fiscal 2007.

The following table presents estimated future gross benefit payments and Medicare Part D subsidy receipts for the Company’s plans:

		Health Care and Life Insurance
	Pension Benefits	Benefit Payments	Subsidy Receipts
2007	$117.1	$39.8	$(4.0)
2008	116.4	40.7	(4.2)
2009	120.9	41.0	(4.4)
2010	126.0	41.0	(4.6)
2011	131.9	40.8	(4.7)
Succeeding 5 years	749.6	186.1	(24.6)

Certain employees of the Company are covered under defined contribution plans. The expense related to these plans was $25.9 million, $30.8 million and $31.6 million in fiscal 2006, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal years ended May 28, 2006, May 29, 2005, and May 30, 2004
Columnar Amounts in Millions Except Per Share Amounts

19. BUSINESS SEGMENTS AND RELATED INFORMATION

Historically, the Company reported its results of operations in three segments: the Retail Products segment, the Foodservice Products segment, and the Food Ingredients segment. During the fourth quarter of fiscal 2006, due to changes in its management structure, the Company began reporting its operations in four reporting segments: Consumer Foods, International Foods, Food and Ingredients, and Trading and Merchandising.  Fiscal 2005 and 2004 financial information has been conformed to reflect the segment change. The Consumer Foods reporting segment includes branded, private label and customized food products which are sold in various retail and foodservice channels. The products include a variety of categories (meals, entrees, condiments, sides, snacks and desserts) across frozen, refrigerated and shelf-stable temperature classes. The Food and Ingredients reporting segment includes commercially branded foods and ingredients, which are sold principally to foodservice, food manufacturing and industrial customers. The segment’s primary products include specialty potato products, milled grain ingredients, dehydrated vegetables and seasonings, blends and flavors. The Trading and Merchandising reporting segment includes the sourcing, merchandising, trading, marketing, and distribution of agricultural and energy commodities. The International Foods reporting segment includes branded food products which are sold in retail channels principally in North America, Europe and Asia. The products include a variety of categories (meals, entrees, condiments, sides, snacks and desserts) across frozen, refrigerated and shelf-stable temperature classes.

The Company’s fiscal year ends the last Sunday in May. The fiscal years for the consolidated financial statements presented consist of 52-week periods for fiscal years 2006 and 2005, and a 53-week period for fiscal year 2004. The estimated impact on the Company’s results of operations due to the extra week in fiscal 2004 is additional net sales of approximately $214 million and additional segment operating profit of approximately $35 million.

Intersegment sales have been recorded at amounts approximating market. Operating profit for each segment is based on net sales less all identifiable operating expenses. General corporate expense, net interest expense, equity method investment earnings (loss), gain on sale of Pilgrim’s Pride Corporation common stock, and income taxes have been excluded from segment operations.

Operating profit for fiscal 2005 at the Consumer Foods segment includes a $17.0 million benefit for favorable legal settlements partially offset by a $10.0 million charge for an impairment of a brand and related assets. Operating profit for fiscal 2005 at the Food and Ingredients segment includes a $10.0 million casualty loss from a fire at a production facility and a $15.0 million charge for the impairment of a manufacturing facility. Operating profit in fiscal 2006 included a $6 million charge related to a plant closure in the International Foods segment.

During fiscal 2004, the Company divested a minority share in a venture, receiving approximately $31.4 million. The Company recognized a gain of approximately $21.2 million upon the divestiture, which is recognized as a reduction of corporate expenses.

General corporate expenses for fiscal 2006 included charges of $82.9 million for the impairment of the note receivable from Swift & Company, charges of $30.3 million related to early retirement of debt, charges of approximately $19 million of costs for the accelerated recognition of compensation in connection with the transition of certain executives, and a $17 million charge related to patent-related

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal years ended May 28, 2006, May 29, 2005, and May 30, 2004
Columnar Amounts in Millions Except Per Share Amounts

19. BUSINESS SEGMENTS AND RELATED INFORMATION (Continued)

litigation. General corporate expenses for fiscal 2005 include charges of $22.0 million related to early retirement of debt and a charge of $21.5 million in relation to the pending matter with the SEC.

	2006	2005	2004
Sales to unaffiliated customers
Consumer Foods	$6,600.6	$6,715.4	$6,553.9
International Foods	604.4	578.2	567.4
Food and Ingredients	3,188.6	2,985.8	2,898.1
Trading and Merchandising	1,185.8	1,224.3	906.9
Total	$11,579.4	$11,503.7	$10,926.3
Intersegment sales
Consumer Foods	$153.9	$99.6	$23.7
International Foods	—	—	1.2
Food and Ingredients	198.6	204.1	176.9
Trading and Merchandising	19.8	35.7	31.4
	372.3	339.4	233.2
Intersegment elimination	(372.3)	(339.4)	(233.2)
Total	$—	$—	$—
Sales
Consumer Foods	$6,754.5	$6,815.0	$6,577.6
International Foods	604.4	578.2	568.6
Food and Ingredients	3,387.2	3,189.9	3,075.0
Trading and Merchandising	1,205.6	1,260.0	938.3
Intersegment elimination	(372.3)	(339.4)	(233.2)
Total net sales	$11,579.4	$11,503.7	$10,926.3
Operating profit
Consumer Foods	$838.5	$944.5	$955.7
International Foods	62.3	62.7	51.1
Food and Ingredients	358.4	305.9	332.2
Trading and Merchandising	168.7	196.8	102.8
Total operating profit	1,427.9	1,509.9	1,441.8
General corporate expenses	(555.3)	(402.2)	(351.9)
Gain on sale of Pilgrim’s Pride Corporation common stock	329.4	185.7	—
Interest expense, net	(246.6)	(295.0)	(274.9)
Income tax expense	(309.7)	(408.0)	(319.3)
Equity method investment earnings (loss)	(49.6)	(24.9)	43.5
Income from continuing operations before cumulative effect of changes in accounting	596.1	565.5	539.2
Income (loss) from discontinued operations, net of tax	(62.3)	76.0	285.2
Cumulative effect of changes in accounting, net of tax	—	—	(13.1)
Net income	$533.8	$641.5	$811.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal years ended May 28, 2006, May 29, 2005, and May 30, 2004
Columnar Amounts in Millions Except Per Share Amounts

19. BUSINESS SEGMENTS AND RELATED INFORMATION (Continued)

	2006	2005	2004
Identifiable assets
Consumer Foods	$6,269.6	$6,572.6	$6,711.0
International Foods	352.0	357.4	343.8
Food and Ingredients	1,616.1	1,598.8	1,636.2
Trading and Merchandising	1,478.2	1,357.8	1,416.9
Corporate	1,572.7	1,782.6	2,627.0
Discontinued operations	681.8	1,373.6	1,575.6
Total	$11,970.4	$13,042.8	$14,310.5
Additions to property, plant and equipment
Consumer Foods	$91.0	$135.3	$108.6
International Foods	2.9	4.7	9.7
Food and Ingredients	75.1	76.4	65.9
Trading and Merchandising	10.8	24.4	7.1
Corporate	83.6	141.2	34.9
Total	$263.4	$382.0	$226.2
Depreciation and amortization
Consumer Foods	$145.9	$141.1	$144.8
International Foods	3.5	5.1	3.6
Food and Ingredients	69.2	72.0	75.0
Trading and Merchandising	9.9	12.8	12.6
Corporate	82.7	55.9	33.8
Total	$311.2	$286.9	$269.8

The operations of the Company are principally in the United States. Operations outside of the United States are worldwide with no single foreign country or geographic region being significant to consolidated operations. Foreign net sales, including sales by domestic segments to customers located outside of the United States, were approximately $1.3 billion, $1.2 billion and $1.3 billion in fiscal 2006, 2005, and 2004, respectively. The Company’s long-lived assets located outside of the United States are not significant.

The Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 12% and 11% of consolidated net sales for fiscal 2006 and 2005, respectively, primarily in the Consumer Foods segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal year ended May 28, 2006, May 29, 2005 and May 30, 2004
Columnar Amounts in Millions Except Per Share Amounts

20. QUARTERLY FINANCIAL DATA (Unaudited)

	2006				2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales[1]	$2,700.2	$3,025.7	$2,878.9	$2,974.6	$2,630.6	$3,118.2	$2,756.3	$2,998.6
Gross profit[1]	668.7	727.1	714.8	699.6	626.5	806.9	710.2	684.8
Income from continuing operations[1]	324.9	127.8	92.7	50.7	115.7	203.3	159.4	87.1
Income (loss) from discontinued operations[1]	27.2	35.3	(124.4)	(0.4)	19.0	36.3	5.9	14.8
Net income	$352.1	$163.1	$(31.7)	$50.3	$134.7	$239.6	$165.3	$101.9
Earnings per share[2]:
Basic earnings per share
Income from continuing operations[1]	$0.63	$0.24	$0.18	$0.10	$0.22	$0.40	$0.31	$0.17
Income (loss) from discontinued operations[1]	0.05	0.07	(0.24)	—	0.04	0.07	0.01	0.03
Net income	$0.68	$0.31	$(0.06)	$0.10	$0.26	$0.47	$0.32	$0.20
Diluted earnings per share
Income from continuing operations[1]	$0.63	$0.24	$0.18	$0.10	$0.22	$0.39	$0.31	$0.17
Income (loss) from discontinued operations[1]	0.05	0.07	(0.24)	—	0.04	0.07	0.01	0.03
Net income	$0.68	$0.31	$(0.06)	$0.10	$0.26	$0.46	$0.32	$0.20
Dividends declared per common share	$0.2725	$0.2725	$0.2725	$0.1800	$0.2600	$0.2725	$0.2725	$0.2725
Share price:
High	$26.15	$24.75	$21.80	$23.26	$28.11	$28.13	$30.00	$28.25
Low	22.15	21.94	20.05	19.50	25.76	25.59	26.62	25.90

1           Amounts differ from previously filed quarterly reports. During the third quarter of fiscal 2006, the Company began to reflect the operations of its packaged meats and cheese operations, the Cook’s Ham business and the seafood business as discontinued operations. See additional detail in Note 2.

2           Basic and diluted earnings per share are calculated independently for each of the quarters presented. Accordingly, the sum of the quarterly earnings per share amounts may not agree with the total year.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders ConAgra Foods, Inc.:

We have audited the accompanying consolidated balance sheet of ConAgra Foods, Inc. and subsidiaries (the “Company”) as of May 28, 2006 and the related consolidated statements of earnings, comprehensive income, common stockholders’ equity and cash flows for the year ended May 28, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 28, 2006  and the results of its operations and its cash flows for the year ended May 28, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of May 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 28, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Omaha, Nebraska

July 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ConAgra Foods, Inc.

Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of ConAgra Foods, Inc. and subsidiaries (the “Company”) as of May 29, 2005, and the related consolidated statements of earnings, comprehensive income, common stockholders’ equity and cash flows for each of the fiscal years ended May 29, 2005 and May 30, 2004. Our audits also included the financial statement schedule for each of the fiscal years ended May 29, 2005 and May 30, 2004 listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ConAgra Foods, Inc. and subsidiaries as of May 29, 2005 and the results of their operations and their cash flows for each of the fiscal years ended May 29, 2005 and May 30, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for each of the fiscal years ended May 29, 2005 and May 30, 2004, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its methods of accounting for variable interest entities and asset retirement obligations in 2004.

/s/ Deloitte & Touche LLP

Omaha, Nebraska

August 11, 2005 (July 28, 2006 as to Notes 2 and 19)

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective August 11, 2005, the Audit Committee of the Board of Directors of ConAgra Foods, Inc. dismissed Deloitte & Touche LLP (“Deloitte & Touche”) as the Company’s independent registered public accounting firm, coinciding with the completion of the audit for the Company’s fiscal year ended May 29, 2005.

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

On July 15, 2005, the Audit Committee approved the engagement of KPMG LLP to audit the Company’s financial statements for the fiscal year ending May 28, 2006.

No other items noted during 2006.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of May 28, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of May 28, 2006.

Changes in Internal Control over Financial Reporting

As has been previously disclosed, in the course of performing the Company’s evaluation under Section 404 of the Sarbanes-Oxley Act of 2002, the Company’s management determined that a material weakness in internal control over financial reporting existed as of May 29, 2005. The material weakness related to accounting for income taxes. During fiscal 2006, the Company implemented a plan which resulted in the successful remediation and elimination of the material weakness in internal control over financial reporting disclosed in the Form 10-K for fiscal year ended May 29, 2005.

Throughout the Company’s 2006 fiscal year, management took the following steps in order to remediate the material weakness:  (1)  reorganized the tax department including hiring a new Vice President of Tax and other tax and tax accounting professionals, (2) implemented dual review procedures and engaged third party tax specialists to provide additional quality assurance, (3) designed and implemented enhanced control processes over accounting for income taxes including the general ledger account reconciliation processes, and (4) engaged third party tax specialists to assist in the analysis and application of tax planning strategies.

Except for changes related to the remediated material weakness described above, there has been no change during the Company’s fiscal quarter ended May 28, 2006 in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

With the participation of ConAgra Foods’ Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of ConAgra Foods’ internal control over financial reporting as of May 28, 2006. In making this assessment, management used criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management concluded that, as of May 28, 2006, the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management’s assessment of the effectiveness of ConAgra Foods’ internal control over financial reporting as of May 28, 2006 has been audited by KPMG LLP, an independent registered public accounting firm. Their report, below, expresses an unqualified opinion on management’s assessment and on the effectiveness of ConAgra Foods’ internal control over financial reporting as of May 28, 2006.

/s/ GARY M. RODKIN	/s/ FRANK S. SKLARSKY
Gary M. Rodkin	Frank S. Sklarsky
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer
July 28, 2006	July 28, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders ConAgra Foods, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that ConAgra Foods, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of May 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of May 28, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of May 28, 2006 and the related consolidated statements of earnings, comprehensive income, common stockholders’ equity and cash flows for the year ended May 28, 2006, and our report dated July 28, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Omaha, Nebraska
July 28, 2006

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to “Corporate Governance,” “Board of Directors and Election,” and “Certain Legal Proceedings” in the Company’s 2006 Proxy Statement. Information concerning Executive Officers and Other Significant Employees of the Company is included in Part I above. The Board of Directors maintains a standing Audit Committee. As of the date hereof, Stephen G. Butler, Mogens C. Bay, W.G. Jurgensen and Kenneth E. Stinson comprise the membership of the Audit Committee.

The Company has adopted a code of ethics that applies to its Chief Executive Officer, Chief Financial Officer and Controller. This code of ethics is available on the Company’s website at www.conagrafoods.com. If the Company makes any amendments to this code other than technical, administrative or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to the Company’s Chief Executive Officer, Chief Financial Officer or Controller, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website, www.conagrafoods.com.

ITEM 11.         EXECUTIVE COMPENSATION

Incorporated herein by reference to “Corporate Governance—Director Compensation and Transactions,” “Executive Compensation—Summary Compensation Table,” “Executive Compensation—Option Grants in Last Fiscal Year,” “Executive Compensation—Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values,” “Executive Compensation—Long-Term Incentive Plans—Awards in Last Fiscal Year,” and “Executive Compensation—Benefit Plans, Retirement Programs and Employment Agreements” in the Company’s 2006 Proxy Statement.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to “Voting Securities Owned by Certain Beneficial Owners”, “Voting Securities Owned by Executive Officers and Directors” and “Executive Compensation—Equity Compensation Plan Information” in the Company’s 2006 Proxy Statement.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to “Director Compensation and Transactions” in the Company’s 2006 Proxy Statement.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference to “Ratification of Appointment of Independent Auditors” in the Company’s 2006 Proxy Statement.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)                List of documents filed as part of this report:

1.                Financial Statements

All financial statements of the Company as set forth under Item 8 of this report on Form 10-K.

2.                Financial Statement Schedules

Schedule Number	Description	Page Number
S-II	Valuation and Qualifying Accounts	97
	Report of Independent Registered Public Accounting Firm	98

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

ConAgra Foods, Inc.
/s/ GARY M. RODKIN
Gary M. Rodkin President and Chief Executive Officer
/s/ FRANK S. SKLARSKY
Frank S. Sklarsky Executive Vice President, Chief Financial Officer
/s/ JOHN F. GEHRING
John F. Gehring Senior Vice President and Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of July, 2006.

Gary M. Rodkin*	Director
David H. Batchelder*	Director
Mogens C. Bay*	Director
Howard G. Buffett*	Director
Stephen G. Butler*	Director
John T. Chain, Jr.*	Director
Steven F. Goldstone*	Director
Alice B. Hayes*	Director
W.G. Jurgensen*	Director
Mark H. Rauenhorst*	Director
Carl E. Reichardt*	Director
Ronald W. Roskens*	Director
Kenneth E. Stinson*	Director

                 * Gary M. Rodkin, by signing his name hereto, signs this annual report on behalf of each person indicated. A Power-of-Attorney authorizing Gary M. Rodkin to sign this annual report on Form 10-K on behalf of each of the indicated Directors of ConAgra Foods, Inc. has been filed herein as Exhibit 24.

By:	/s/ GARY M. RODKIN
Gary M. Rodkin Attorney-In-Fact

Schedule II

CONAGRA FOODS, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts

For the Fiscal Years ended May 28, 2006, May 29, 2005 and May 30, 2004
($ in millions)

		Additions (Deductions)
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other		Deductions from Reserves		Balance at Close of Period
Year ended May 28, 2006
Allowance for doubtful receivables	$30.1	4.9	0.7	[2]	7.9	[1]	$27.8
Year ended May 29, 2005
Allowance for doubtful receivables	$25.4	3.4	5.0	[2]	3.7	[1]	$30.1
Year ended May 30, 2004
Allowance for doubtful receivables	$32.3	9.4	(0.6)[2]		15.7	[1]	$25.4

1                      Bad debts charged off, less recoveries.

2                      Changes to reserve accounts related primarily to acquisitions and dispositions of businesses and foreign currency translation adjustments.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders ConAgra Foods, Inc.:

Under date of July 28, 2006 we reported on the consolidated balance sheet of ConAgra Foods, Inc. and subsidiaries (the “Company”) as of May 28, 2006, and the related consolidated statements of earnings, comprehensive income, common stockholders’ equity and cash flows for the year ended May 28, 2006, which are included in this May 28, 2006 Form 10-K of the Company. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Omaha, Nebraska

July 28, 2006

EXHIBIT INDEX

Number	Description	Page No.
3.1	ConAgra Foods’ Certificate of Incorporation, as restated, incorporated herein by reference to Exhibit 3.1 of ConAgra Foods’ current report on Form 8-K dated December 1, 2005
3.2	ConAgra Foods’ Bylaws, as amended	101
10.1	Form of Agreement between ConAgra Foods and its executives, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ current report on Form 8-K dated March 31, 2006
10.2	ConAgra Foods Non-Qualified CRISP Plan, as amended and restated, incorporated herein by reference to Exhibit 10.2 of ConAgra Foods’ current report on Form 8-K dated September 22, 2005
10.3	ConAgra Foods Non-Qualified Pension Plan, as amended and restated, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ current report on Form 8-K dated September 22, 2005
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

10.6	ConAgra Foods 1990 Stock Plan, incorporated herein by reference to Exhibit 10.6 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 29, 2005
10.7	ConAgra Foods 1995 Stock Plan, incorporated herein by reference to Exhibit 10.7 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 29, 2005
10.8	ConAgra Foods 2000 Stock Plan, incorporated herein by reference to Exhibit 10.8 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 29, 2005
10.9

Amendment dated May 2, 2002 to ConAgra Foods Stock Plans and other Plans, incorporated herein by reference to Exhibit 10.10 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 26, 2002

10.10	ConAgra Foods 2006 Stock Plan	114
10.11	ConAgra Foods Directors’ Unfunded Deferred Compensation Plan	124
10.12	ConAgra Foods Voluntary Deferred Compensation Plan	126
10.13	Form of Stock Option Agreement, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended August 29, 2004
10.14	Employment Agreement between ConAgra Foods and Gary M. Rodkin, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ current report on Form 8-K dated August 31, 2005

10.15	Stock Option Agreement between ConAgra Foods and Gary M. Rodkin, incorporated herein by reference to Exhibit 10.2 of ConAgra Foods’ current report on Form 8-K dated August 31, 2005
10.16	Employment Agreement between ConAgra Foods and Robert Sharpe, incorporated herein by reference to Exhibit 10.2 of ConAgra Foods’ current report on Form 8-K dated July 13, 2006
10.17

Employment Agreement and amendments thereto between ConAgra Foods and Bruce C. Rohde, incorporated herein by reference to Exhibit 10.13 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 26, 2002

10.18	Agreement between ConAgra Foods and Bruce C. Rohde, incorporated herein by reference to Exhibit 10.3 of ConAgra Foods’ current report on Form 8-K dated September 22, 2005
10.19

Summary of Employment Terms between ConAgra Foods and Frank S. Sklarsky, incorporated herein by reference to Exhibit 10.13 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 29, 2005

10.20	Employment and Separation Agreement between ConAgra Foods and Frank S. Sklarsky, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ current report on Form 8-K dated July 13, 2006
10.21

Directors Compensation information, as described under the heading “Corporate Governance—Director Compensation and Transactions” in the Company’s 2006 Proxy Statement, which information is incorporated herein by reference

10.22	ConAgra Foods 2004 Executive Incentive Plan, incorporated by reference to Exhibit 10.18 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 30, 2004
10.23

Long-Term Revolving Credit Agreement between ConAgra Foods and the banks that have signed the agreement, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ current report on Form 8-K dated December 16, 2005

12	Statement regarding computation of ratio of earnings to fixed charges.	134
21	Subsidiaries of ConAgra Foods, Inc.	135
23.1	Consent of KPMG LLP	136
23.2	Consent of Deloitte & Touche LLP	137
24	Powers of Attorney	138
31.1	Section 302 Certificate	150
31.2	Section 302 Certificate	151
32.1	Section 906 Certificates	152

Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to ConAgra Foods’ long-term debt are not filed with this Form 10-K. ConAgra Foods will furnish a copy of any such long-term debt agreement to the Securities and Exchange Commission upon request.

Items 10.1 through 10.22 are management contracts or compensatory plans filed as exhibits pursuant to Item 14(c) of Form 10-K.