Form 10-Q
period 2006-08-27
CONAGRA FOODS INC /DE/
filed 2006-10-05
CIK 23217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 27, 2006

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
Yes    ☒        No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    ☐        No    ☒

Number of shares outstanding of issuer’s common stock, as of September 22, 2006, was 509,539,689.

Part I — Financial Information
Item 1.  Condensed Consolidated Financial Statements
ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions except per share amounts)
(unaudited)

	Thirteen weeks ended
	August 27, 2006	August 28, 2005
Net sales	$2,688.6	$2,673.8
Costs and expenses:
Cost of goods sold	2,025.6	2,003.1
Selling, general and administrative expenses	437.2	417.0
Interest expense, net	58.0	72.4
Gain on sale of Pilgrim’s Pride Corporation common stock	—	329.4

Income from continuing operations before income taxes and equity method investment earnings (loss)	167.8	510.7
Income tax expense	61.5	177.6
Equity method investment earnings (loss)	2.2	(13.9)

Income from continuing operations	108.5	319.2

Income from discontinued operations, net of tax	58.2	28.1

Net income	$166.7	$347.3

Earnings per share — basic
Income from continuing operations	$0.21	$0.62
Income from discontinued operations	0.12	0.05
Net income	$0.33	$0.67

Earnings per share — diluted
Income from continuing operations	$0.21	$0.61
Income from discontinued operations	0.12	0.06
Net income	$0.33	$0.67

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Thirteen weeks ended
	August 27, 2006	August 28, 2005
Net income	$166.7	$347.3

Other comprehensive income (loss):
Net derivative adjustment, net of tax	3.4	28.7
Unrealized gain (loss) on available-for-sale securities, net of tax:
Unrealized net holding gains (losses) arising during the period	0.3	(19.8)
Less: reclassification adjustment for gains included in net income	(1.4)	(95.3)
Currency translation adjustment	2.0	(0.1)
Minimum pension liability, net of tax	1.1	—

Comprehensive income	$172.1	$260.8

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in millions except share data)
(unaudited)

	August 27, 2006	May 28, 2006	August 28, 2005
ASSETS
Current assets
Cash and cash equivalents	$695.3	$331.6	$501.4
Receivables, less allowance for doubtful accounts of $26.3, $27.8 and $31.1	1,156.1	1,178.1	1,252.3
Inventories	2,123.1	2,130.6	2,296.3
Prepaid expenses and other current assets	750.2	889.0	736.9
Current assets held for sale	219.8	261.0	503.0
Total current assets	4,944.5	4,790.3	5,289.9

Property, plant and equipment	4,828.1	4,829.5	4,782.3
Less accumulated depreciation	(2,615.2)	(2,561.1)	(2,433.8)
Property, plant and equipment, net	2,212.9	2,268.4	2,348.5

Goodwill	3,444.6	3,445.6	3,447.3
Brands, trademarks and other intangibles, net	797.4	799.5	800.6
Other assets	228.3	233.5	444.4
Noncurrent assets held for sale	365.4	433.1	851.8
	$11,993.1	$11,970.4	$13,182.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable	$8.2	$10.0	$10.8
Current installments of long-term debt	421.8	421.1	119.1
Accounts payable	892.2	867.6	899.4
Advances on sales	107.6	103.2	128.8
Accrued payroll	243.0	310.8	192.5
Other accrued liabilities	1,268.5	1,247.5	1,329.4
Current liabilities held for sale	2.7	4.6	50.5
Total current liabilities	2,944.0	2,964.8	2,730.5

Senior long-term debt, excluding current installments	2,752.0	2,754.8	3,943.5
Subordinated debt	400.0	400.0	400.0
Other noncurrent liabilities	1,190.6	1,197.6	1,116.9
Noncurrent liabilities held for sale	—	3.2	5.0
Total liabilities	7,286.6	7,320.4	8,195.9
Commitments and contingencies (Note 11)
Common stockholders’ equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 566,239,287, 566,214,311 and 566,063,997	2,831.2	2,831.1	2,830.3
Additional paid-in capital	772.3	764.0	755.2
Retained earnings	2,529.6	2,454.6	2,644.1
Accumulated other comprehensive income (loss)	(16.5)	(21.8)	(42.5)
Less treasury stock, at cost, 57,025,528, 55,352,988 and 47,385,348 common shares	(1,410.1)	(1,375.7)	(1,196.7)
	4,706.5	4,652.2	4,990.4

Less unearned restricted stock	—	(2.2)	(3.8)
Total common stockholders’ equity	4,706.5	4,650.0	4,986.6
	$11,993.1	$11,970.4	$13,182.5

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Thirteen weeks ended
	August 27, 2006	August 28, 2005
Cash flows from operating activities:
Net income	$166.7	$347.3
Income from discontinued operations	58.2	28.1
Income from continuing operations	108.5	319.2
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	89.4	74.7
Gain on sale of Pilgrim’s Pride Corporation common stock, pretax (see Note 2)	—	(329.4)
Gain on sale of fixed assets	(3.3)	(2.5)
Undistributed earnings of affiliates	(0.6)	(3.4)
Non-cash impairments of investments	—	19.4
Other items (includes pension and other postretirement benefits)	10.8	(3.6)
Change in operating assets and liabilities:
Accounts receivable	42.8	12.8
Inventory	9.6	(145.3)
Prepaid expenses and other current assets	129.9	(72.3)
Accounts payable and advances on sales	46.6	107.1
Other accrued liabilities	(46.9)	(0.6)
Net cash flows from operating activities — continuing operations	386.8	(23.9)
Net cash flows from operating activities — discontinued operations	(5.8)	26.5
Net cash flows from operating activities	381.0	2.6

Cash flows from investing activities:
Additions to property, plant and equipment	(45.5)	(60.9)
Sale of Pilgrim’s Pride Corporation common stock	—	482.4
Sale of property, plant and equipment	44.1	9.0
Notes receivable and other items	2.5	(2.1)
Net cash flows from investing activities — continuing operations	1.1	428.4
Net cash flows from investing activities — discontinued operations	115.0	3.4
Net cash flows from investing activities	116.1	431.8

Cash flows from financing activities:
Net short-term borrowings	(1.8)	2.3
Repayment of long-term debt	(3.7)	(8.9)
Repurchase of ConAgra Foods common shares	(52.9)	—
Cash dividends paid	(93.3)	(141.0)
Proceeds from exercise of employee stock options	17.6	7.3
Other items	0.7	(0.3)
Net cash flows from financing activities — continuing operations	(133.4)	(140.6)
Net cash flows from financing activities — discontinued operations	—	—
Net cash flows from financing activities	(133.4)	(140.6)

Net change in cash and cash equivalents	363.7	293.8
Cash and cash equivalents at beginning of period	331.6	207.6
Cash and cash equivalents at end of period	$695.3	$501.4

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirteen Weeks ended August 27, 2006
(columnar dollars in millions except per share amounts)

1.   Summary of Significant Accounting Policies

The unaudited financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented.  The adjustments are of a normal recurring nature, except as otherwise noted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the ConAgra Foods, Inc. (the “Company”) fiscal 2006 annual report on Form 10-K.

The results of operations for any quarter or a partial fiscal year period are not necessarily indicative of the results to be expected for other periods or the full fiscal year.

Basis of Consolidation — The condensed consolidated financial statements include the accounts of ConAgra Foods, Inc. and all majority-owned subsidiaries.  In addition, the accounts of all variable interest entities of which the Company is determined to be the primary beneficiary are included in the Company’s condensed consolidated financial statements from the date such determination is made.  All significant intercompany investments, accounts and transactions have been eliminated.

Investments in Unconsolidated Affiliates — The investments in and the operating results of 50%-or-less-owned entities not required to be consolidated are included in the financial statements on the basis of the equity method of accounting or the cost method of accounting, depending on specific facts and circumstances.

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

Share-Based Compensation — The Company has stockholder-approved stock option plans which provide for granting of options to employees for purchase of common stock at prices equal to the fair value at the time of grant.  The Company issues stock under various stock-based compensation arrangements, including restricted stock, performance shares and other share-based awards and stock issued in lieu of cash bonuses.  In addition, the Company grants restricted share equivalents pursuant to plans approved by stockholders which are ultimately settled in cash based on the market price of the Company’s stock as of the date the award is fully vested.

During the first quarter of fiscal 2007, the Company adopted the provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”)

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirteen Weeks ended August 27, 2006
(columnar dollars in millions except per share amounts)

No. 123—revised 2004, Share-Based Payment, which replaced SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period.  The Company elected the modified-prospective transition method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new grants and to grants that were outstanding prior to the effective date and are subsequently modified.  Estimated future compensation expense for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures.  See Note 5 for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if the Company had followed the fair value recognition provisions of SFAS No. 123 for all outstanding and unvested stock options.

Comprehensive Income — Comprehensive income includes net income, currency translation adjustments, certain derivative-related activity, changes in the value of available-for-sale investments and changes, if any, in the minimum pension liability.  The Company generally deems its foreign investments to be permanent in nature and does not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars.  When the Company determines that a foreign investment is no longer permanent in nature, estimated taxes are provided for the related deferred tax liability (asset), if any, resulting from currency translation adjustments.

The following details the income tax expense (benefit) on components of other comprehensive income (loss):

	Thirteen weeks ended
	August 27, 2006	August 28, 2005
Net derivative adjustment	$1.9	$16.5
Unrealized gains (losses) on available-for-sale securities	0.2	(11.6)
Less: reclassification adjustment for gains included in net income	(0.8)	(54.8)
Minimum pension liability	0.7	—
	$2.0	$(49.9)

Accounting Changes — In addition to the adoption of SFAS No. 123R, as discussed in the Share-Based Compensation section above, the Company changed two other accounting methods during the first quarter of fiscal 2007:

Inventory Costs:  In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an Amendment of Accounting Research Bulletin No. 43, Chapter 4.  SFAS No. 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The Company adopted SFAS No. 151 on May 29, 2006.  The adoption of SFAS No. 151 did not have a material impact on the Company’s financial position, results of operations or cash flows.

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirteen Weeks ended August 27, 2006
(columnar dollars in millions except per share amounts)

Advertising and Promotion Expense:  Previously, the Company recognized advertising costs in expense in interim periods based on the sales volumes for the interim period as a proportion of estimated annual sales volumes.  During the first quarter of fiscal 2007, the Company changed its method of accounting for advertising expense for interim periods such that all advertising expense is recognized as incurred.

The Company adopted this change as a result of significant changes in its marketing strategies and management’s belief that the new method results in a more objective measure of quarterly expense that will better support planning and resource allocation decisions by management.  The new policy of expensing advertising as incurred eliminates the need to estimate overall expected sales, expenses, and the benefit period of the advertising on an interim basis, and conforms the Company’s interim accounting policy with that used to prepare the annual financial statements.  The change has been applied retrospectively to all prior interim periods and advertising expense for such interim periods has been restated.  The impact of the change in accounting methods on the first quarter of fiscal 2007 was to increase advertising and promotion expense by approximately $4.6 million ($2.8 million after tax), or $0.01 per diluted share.  The impact on the first quarter of fiscal 2006 was to increase advertising expense by approximately $7.9 million ($4.8 million after tax), or $0.01 per diluted share.  There will be no impact on any annual reporting periods.

Recently Issued Accounting Pronouncements — In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the entire instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006.  The Company plans to adopt SFAS No. 155 in the first quarter of fiscal 2008.  Management is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial position and results of operations.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 describes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company plans to adopt FIN 48 in the first quarter of fiscal 2008. Management is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007.  Management is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial position and results of operations.

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirteen Weeks ended August 27, 2006
(columnar dollars in millions except per share amounts)

Reclassifications —The Company previously classified the estimated cost of financing certain inventories in its Trading and Merchandising segment in cost of goods sold.  The Company has reclassified $4.3 million from cost of goods sold to interest expense for the first quarter of fiscal 2006.

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

2. Discontinued Operations and Assets Held for Sale

Packaged Meats Operations

During the third quarter of fiscal 2006, the Company announced that it would divest substantially all of its packaged meats operations.  The sale of the packaged meats business closed on October 2, 2006, subsequent to the Company’s first quarter of fiscal 2007. The Company expects to have no significant continuing involvement in this business after the disposal.  Accordingly, the Company reflects the results of these operations as discontinued operations for all periods presented.  Based upon the Company’s estimate of proceeds from the sale of this business, the Company recognized impairment charges totaling $240.4 million ($209.3 million after tax) in the second half of fiscal 2006 to reflect the net assets of this business at its estimated fair value, less costs to sell, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Based on the final negotiations of this transaction, the Company recognized an additional impairment charge of approximately $19.7 million ($12.1 million after tax) in the first quarter of fiscal 2007.  The assets and liabilities of the packaged meats business divested are classified as assets and liabilities held for sale within the Company’s consolidated balance sheets for all periods presented.

Packaged Cheese Operations

During the first quarter of fiscal 2007, the Company completed its divestiture of the packaged cheese business for proceeds of approximately $97.6 million, resulting in a pre-tax gain of $57.8 million ($32.0 million after tax).  Accordingly, the Company reflects the results of these operations as discontinued operations for all periods presented.  The assets and liabilities of the packaged cheese business divested are classified as assets and liabilities held for sale within the Company’s consolidated balance sheets for the prior periods presented.

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

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirteen Weeks ended August 27, 2006
(columnar dollars in millions except per share amounts)

Seafood Business

During the fourth quarter of fiscal 2006, the Company completed its divestiture of its seafood  operations for proceeds of approximately $141.3 million, resulting in no significant gain or loss.  Accordingly, the Company reflects the results of this business as discontinued operations for all periods presented.  The assets and liabilities divested are classified as assets and liabilities held for sale within the Company’s consolidated balance sheets for all periods prior to divestiture.

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

UAP International Divestitures

In the fourth quarter of fiscal 2005, the Company completed the disposition of the remaining businesses of its Agricultural Products segment (“UAP International”).  During the first quarter of fiscal 2007, final contingent consideration was received by the Company resulting in a gain of $1.6 million, which was not subject to taxation.  The Company reflects this gain within discontinued operations.

Specialty Meats Divestiture

In the fourth quarter of fiscal 2005, the Company implemented a plan to exit the specialty meats foodservice business.  Accordingly, the Company removed the results of these businesses from the Consumer Foods reporting segment and reflects the results of these businesses as discontinued operations for all periods presented.  The Company closed a manufacturing facility in Alabama, sold its operations in California and, in the first quarter of fiscal 2006, completed the sale of its operations in Illinois.  Upon the sale of the Illinois operations, the Company has no remaining specialty meats foodservice operations.

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

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirteen Weeks ended August 27, 2006
(columnar dollars in millions except per share amounts)

Culturelle Business

During the first quarter of fiscal 2007, the Company completed its divestiture of its nutritional supplement business for proceeds of approximately $8.2 million, resulting in a pre-tax gain of approximately $6.2 million ($3.5 million after tax).  The Company reflects this gain within discontinued operations.

The results of the aforementioned businesses which have been divested are included within discontinued operations.  The summary comparative financial results of the discontinued operations were as follows:

	Thirteen weeks ended
	August 27, 2006	August 28, 2005
Net sales	$502.6	$705.1

Income from operations of discontinued operations before income taxes	53.8	35.3
Long-lived asset impairment charge	(19.7)	—
Net gain from disposal of businesses	65.8	6.0
Income before income taxes	99.9	41.3
Income tax expense	(41.7)	(13.2)
Income from discontinued operations, net of tax	$58.2	$28.1

Other Assets Held for Sale

During the third quarter of fiscal 2006, the Company initiated a plan to dispose of a refrigerated meals business with annual revenues of less than $70 million.  The Company currently expects to complete the sale of these operations during fiscal 2007 and also expects to continue to supply certain ingredients to this business and purchase finished product from this business subsequent to its divestiture.  Due to the Company’s expected significant continuing cash flows associated with this business, the Company continues to include the results of operations of this business in continuing operations.  The assets and liabilities of this business are classified as assets and liabilities held for sale in the consolidated balance sheets for all periods presented.

During the first quarter of fiscal 2007, the Company initiated a plan to dispose of an oat milling business with annual revenues of less than $40 million.  The Company currently expects to complete the sale of these operations during fiscal 2007 and also expects to continue to supply certain ingredients to this business subsequent to its divestiture.  Due to the Company’s expected significant continuing cash flows associated with this business, the Company continues to include the results of operations of this business in continuing operations.  The assets and liabilities of this business are classified as assets and liabilities held for sale in the consolidated balance sheets for all periods presented.

During the third quarter of fiscal 2006, the Company initiated a plan to dispose of two aircraft.  During the first quarter of fiscal 2007, these two aircraft were sold for pre-tax gains totaling approximately $4.3 million.  These long-lived assets are classified as assets held for sale in the consolidated balance sheets for all periods prior to sale.

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirteen Weeks ended August 27, 2006
(columnar dollars in millions except per share amounts)

The assets and liabilities classified as held for sale as of August 27, 2006, May 28, 2006 and August 28, 2005 are as follows:

	August 27, 2006	May 28, 2006	August 28, 2005

Receivables, less allowances for doubtful accounts	$3.2	$7.1	$35.4
Inventories	216.6	253.9	467.6
Current assets held for sale	$219.8	$261.0	$503.0

Property, plant and equipment, net	$363.4	$419.1	$486.4
Goodwill and other intangibles	2.0	14.0	365.4
Noncurrent assets held for sale	$365.4	$433.1	$851.8

Accounts payable	$1.4	$1.7	$30.6
Other accrued liabilities and advances on sales	1.3	2.9	19.9
Current liabilities held for sale	$2.7	$4.6	$50.5

Other noncurrent liabilities	$—	$3.2	$5.0
Noncurrent liabilities held for sale	$—	$3.2	$5.0

3.   Goodwill and Other Identifiable Intangible Assets

Goodwill by reporting segment was as follows:

	August 27, 2006	May 28, 2006	August 28, 2005
Consumer Foods	$3,252.1	$3,253.0	$3,258.3
International Foods	89.2	89.4	85.6
Food and Ingredients	87.4	87.3	87.0
Trading and Merchandising	15.9	15.9	16.4
Total	$3,444.6	$3,445.6	$3,447.3

Other identifiable intangible assets were as follows:

	August 27, 2006		May 28, 2006		August 28, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$771.8	$—	$773.1	$—	$773.5	$—
Amortizing intangible assets	41.8	16.2	41.9	15.5	40.9	13.8
	$813.6	$16.2	$815.0	$15.5	$814.4	$13.8

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirteen Weeks ended August 27, 2006
(columnar dollars in millions except per share amounts)

Non-amortizing intangible assets are comprised of the following balances:

	August 27, 2006	May 28, 2006	August 28, 2005
Brands/Trademarks	$752.6	$752.6	$752.6
Pension Intangible Asset	19.2	19.1	19.5
Miscellaneous	—	1.4	1.4
Total non-amortizing intangible assets	$771.8	$773.1	$773.5

Amortizing intangible assets, carrying a weighted average life of approximately 16 years, are principally composed of licensing arrangements and customer lists.  Based on amortizing assets recognized in the Company’s balance sheet as of August 27, 2006, amortization expense is estimated to be approximately $2.9 million for each of the next five years.

4.   Derivative Financial Instruments

The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities.  As of August 27, 2006, May 28, 2006 and August 28, 2005, the fair value of derivatives recognized within prepaid expenses and other current assets was $309.9 million, $401.1 million and $506.2 million, respectively, while the amount recognized within other accrued liabilities was $185.7 million, $283.8 million and $182.2 million, respectively.

For the quarters ending August 27, 2006 and August 28, 2005, the ineffectiveness associated with derivatives designated as cash flow and fair value hedges from continuing operations resulted in a loss of $0.3 million and a gain of $5.6 million, respectively.  Hedge ineffectiveness is recognized within net sales, cost of goods sold or interest expense, depending on the nature of the hedge.  The Company does not exclude any component of the hedging instrument’s gain or loss when assessing effectiveness.

Generally, the Company hedges a portion of its anticipated consumption of certain commodity inputs for periods ranging from 12 to 36 months.  The Company may enter into longer-term hedges on particular commodities if deemed appropriate.  As of August 27, 2006, the Company had hedged certain portions of its anticipated consumption of commodity inputs through May 2008.

As of August 27, 2006, May 28, 2006 and August 28, 2005, the net deferred gain recognized in accumulated other comprehensive income was $17.7 million, $14.3 million, and $36.4 million, net of tax, respectively. The Company anticipates a gain of $10.8 million, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings over the next 12 months ending August 26, 2007.  The Company anticipates a gain of $6.9 million, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings subsequent to August 26, 2007.

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirteen Weeks ended August 27, 2006
(columnar dollars in millions except per share amounts)

In order to reduce exposures related to changes in interest rates, the Company may use derivative instruments, including interest rate swaps.  During fiscal 2004, the Company closed out all $2.5 billion of its interest rate swap agreements in order to lock-in favorable interest rates.  These interest rate swap agreements were previously put in place as a strategy to hedge interest costs associated with long-term debt.  For financial statement and tax purposes, the proceeds received upon termination of the interest rate swap agreements are being recognized over the term of the debt instruments originally hedged (through 2011).

Of the $2.5 billion interest rate swaps closed out in fiscal 2004, $2.0 billion of the interest rate swaps had been used to effectively convert certain of the Company’s fixed rate debt into floating rate debt.  These interest rate swaps were accounted for as fair value hedges and resulted in no recognition of ineffectiveness in the statement of earnings as the interest rate swaps’ provisions matched the applicable provisions of the hedged debt.  The Company’s net interest expense was reduced by $1.2 million due to the net impact of previously closed interest rate swap agreements in the first quarter of fiscal 2007 and by $4.0 million in the comparable period of fiscal 2006.

5.   Share-based Payments

In accordance with stockholder-approved plans, the Company issues share-based payments under various stock-based compensation arrangements, including stock options, restricted stock, performance shares, and other share-based awards.

At August 27, 2006, approximately 1.9 million shares were reserved for granting additional options, restricted stock, bonus stock awards, or other share-based awards.  On September 28, 2006, the stockholders approved the ConAgra Foods 2006 Stock Plan, which authorizes the issuance of up to 30 million shares of ConAgra Foods common stock.  The Company will not issue any new stock awards under the 1990, 1995 or 2000 Stock Plans.

Stock Option Plan

The Company has stockholder-approved stock option plans which provide for granting of options to employees for purchase of common stock at prices equal to the fair value at the date of grant.  Options become exercisable under various vesting schedules (typically three to five years) and generally expire seven to ten years after the date of grant.

The fair value of each option is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted during the first quarter of fiscal 2007:

Expected volatility (%)	19.50
Dividend yield (%)	3.27
Risk-free interest rate (%)	5.04
Expected life of stock option (years)	4.63

The expected volatility is based on the historical market volatility of the Company’s stock over the expected life of the stock options granted.  The expected life represents the period of time that the awards are expected to be outstanding and is based on the contractual term of each instrument, taking into account employees’ historical exercise and termination behavior.

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirteen Weeks ended August 27, 2006
(columnar dollars in millions except per share amounts)

A summary of the option activity as of August 27, 2006, and changes during the thirteen weeks then ended is presented below:

	2007
Options	Number of Options (in Millions)	Weighted Average Exercise Price ($)	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($ in Millions)

Outstanding at May 29, 2006	27.5	$24.24
Granted	5.9	$22.00
Exercised	(0.8)	$21.62		$0.8
Forfeited	(0.4)	$23.67
Expired	(1.2)	$24.81
Outstanding at August 27, 2006	31.0	$23.87	6.22	$33.1
Options exercisable at August 27, 2006	19.0	$24.64	5.16	$17.3

The Company recognizes compensation expense using the straight-line method over the requisite service period.  During the first thirteen weeks of fiscal 2007 and fiscal 2006, the Company granted 5.9 million options and 5.1 million options, respectively, with a weighted average grant date value of $3.82 and $4.56, respectively.  The total intrinsic value of options exercised during the thirteen weeks ended August 27, 2006 was $0.8 million.  The intrinsic value is calculated as the difference between the market value as of August 25, 2006 (the last trading day of the fiscal quarter) and the exercise price of the shares.  The market value of the shares was $23.72 per share on August 25, 2006.

Compensation expense and the related tax benefit for stock option awards totaled $4.6 million and $1.7 million, respectively, for the thirteen weeks ended August 27, 2006.  No compensation expense was recognized in the prior year related to options as past awards (pre-SFAS No. 123R adoption) were accounted for under APB No. 25.

At August 27, 2006, the Company had $38.7 million of total unrecognized compensation expense related to stock options that will be recognized over a weighted average period of 1.6 years.

Cash received from option exercises for the thirteen weeks ended August 27, 2006 and August 28, 2005 was $17.7 million and $7.9 million, respectively.  The actual tax benefit realized for the tax deductions from option exercises totaled $0.3 million and $0.4 million, for the thirteen weeks ended August 27, 2006 and August 28, 2005, respectively.

Share Unit Plans

In accordance with stockholder-approved plans, the Company issues stock under various stock-based compensation arrangements, including restricted stock and other share-based plans.  These share unit plans generally have requisite service periods of three to five years.  Under each arrangement, stock is issued without direct cost to the employee.  The Company estimates the fair value of the share units based upon the market price of the Company’s stock at the date of grant.  Certain share unit grants do not provide for the payment of dividend equivalents to the participant during the requisite service period (vesting period).  For those grants, the value of the grants is reduced by the net present value of

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirteen Weeks ended August 27, 2006
(columnar dollars in millions except per share amounts)

the foregone dividend equivalent payment.  The Company recognizes compensation expense for share unit awards on a straight-line basis over the requisite service period.  The compensation expense for the Company’s restricted stock-based awards totaled $2.0 million and $4.1 million for the thirteen weeks ended August 27, 2006 and August 28, 2005, respectively.  The tax benefit related to the compensation expense at August 27, 2006 and August 28, 2005 was $0.7 million and $1.5 million, respectively.

The following table summarizes the nonvested shares as of August 27, 2006, and changes during the thirteen weeks then ended:

	Shares (in Millions)	Weighted Average Grant-Date Fair Value ($)
Nonvested share units at May 29, 2006	2.29	$25.04
Granted	0.63	$22.00
Vested (Issued)	(0.07)	$24.92
Forfeited	(0.22)	$25.22
Nonvested share units at August 27, 2006	2.63	$24.30

The total fair value of shares vested during the thirteen weeks ended August 27, 2006 and August 28, 2005 was $1.8 million and $10.5 million, respectively.

At August 27, 2006, the Company had $30.7 million of total unrecognized compensation expense related to share unit plans that will be recognized over a weighted average period of 2.7 years.

Performance Based Share Plan

Under its 2007 Performance Share Plan, adopted pursuant to shareholder approved incentive plans, the Company grants selected executives and other key employees performance share awards with vesting contingent upon the Company meeting various Company-wide performance goals.  The performance goals are based upon Company earnings before interest and taxes (EBIT) and Company return on average invested capital (ROAIC) measured over a defined performance period.  The awards actually earned will range from zero to three hundred percent of the targeted number of performance shares.  For the three-year performance period beginning with fiscal year 2007, up to one-third of the targeted performance shares may be earned in fiscal year 2007 based upon Company performance for fiscal year 2007; up to one-third of the targeted performance shares may be earned in fiscal year 2008 based upon Company performance for the entire performance period, representing cumulative performance in 2007 and 2008; and the balance of the targeted performance shares, and any above target payout, may be earned based upon cumulative performance for the entire performance period which concludes at the end of fiscal year 2009.  In no event will the amount paid in each of fiscal 2007 and fiscal 2008 exceed one-third of the three-year target.

The fair value of each grant was estimated based upon the Company’s stock price on the date of grant.  Management must evaluate, on a quarterly basis, the probability that the target performance goals will be met and the anticipated level of attainment in order to determine the amount of compensation costs to recognize in the financial statements.  If such defined performance goals are not met, no compensation cost is recognized and any previously recognized compensation cost will be reversed.  As these awards contain both a service condition and performance conditions in order to

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirteen Weeks ended August 27, 2006
(columnar dollars in millions except per share amounts)

vest and a certain portion of the award (tranche) may vest each fiscal year within the performance period, the Company recognizes compensation expense for these awards over the requisite service period for each separately vesting tranche.

A summary of the activity for performance based stock as of August 27, 2006, and changes during the thirteen weeks then ended is presented below:

Performance Shares	Shares (in Millions)	Weighted Average Grant-Date Fair Value

Nonvested share units at May 29, 2006	—	—
Granted	1.7	$22.00
Vested (Issued)	—
Forfeited	—
Nonvested share units at August 27, 2006	1.7	$22.00

The compensation expense for the Company’s performance based stock awards totaled $4.8 million for the thirteen weeks ended August 27, 2006.  The tax benefit related to the compensation expense at August 27, 2006 was $1.8 million.

At August 27, 2006, the Company had $25.7 million of total unrecognized compensation expense related to performance shares that will be recognized over a weighted average period of 2.8 years.

Restricted Cash Plan

The Company has granted restricted share equivalents pursuant to plans approved by stockholders which are ultimately settled in cash based on the market price of the Company’s stock as of the date the award is fully vested.  The value of the restricted share equivalents is adjusted, based upon the market price of the Company’s stock at the end of each reporting period and amortized as compensation expense over the vesting period (generally five years).

Restricted Cash	Shares Equivalents (in Millions)	Intrinsic Value

Outstanding share units at May 29, 2006	1.51	$22.72
Granted	—	—
Vested (Issued)	(0.02)	$22.43
Forfeited	(0.01)	$22.43
Outstanding share units at August 27, 2006	1.48	$23.72

The compensation expense for the Company’s restricted cash awards totaled $1.8 million and $(0.2) million for the thirteen weeks ended August 27, 2006 and August 28, 2005, respectively, while the tax benefit related to the compensation expense for the same periods was a benefit of $0.7 million and

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirteen Weeks ended August 27, 2006
(columnar dollars in millions except per share amounts)

a charge of $0.1 million, respectively.  The total share-based liabilities paid during the thirteen weeks ended August 27, 2006 and August 28, 2005 was $0.5 million and $2.5 million, respectively.

The following table illustrates the pro forma effect on net income and earnings per share assuming the Company had followed the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all outstanding and unvested stock options and other stock-based compensation for the thirteen weeks ended August 28, 2005.

August 28, 2005
Net income, as reported	$347.3
Add: Stock-based employee compensation included in reported net income, net of related tax effects	2.6
Deduct: Total stock-based compensation expense determined under fair value based method, net of related tax effects	(5.3)
Pro forma net income	$344.6

Earnings per share:
Basic earnings per share — as reported	$0.67
Basic earnings per share — pro forma	$0.67

Diluted earnings per share — as reported	$0.67
Diluted earnings per share — pro forma	$0.66

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirteen Weeks ended August 27, 2006
(columnar dollars in millions except per share amounts)

6.   Earnings Per Share

Basic earnings per share is calculated on the basis of weighted average outstanding common shares.  Diluted earnings per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock awards and other dilutive securities.

The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	Thirteen weeks ended
	August 27, 2006	August 28, 2005
Net income:
Income from continuing operations	$108.5	$319.2
Income from discontinued operations, net of tax	58.2	28.1
Net income	$166.7	$347.3

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	510.2	518.1
Add: Dilutive effect of stock options, restricted stock awards and other dilutive securities	2.2	2.4
Diluted weighted average shares outstanding	512.4	520.5

For the first quarter of fiscal 2007 there were 21.8 million stock options outstanding that were excluded from the computation of shares contingently issuable upon exercise of the stock options because exercise prices exceeded the average market value of common stock during the period.  For the first quarter of fiscal 2006, 13.8 million stock options were excluded from the calculation.

7.   Inventories

The major classes of inventories are as follows:

	August 27, 2006	May 28, 2006	August 28, 2005
Raw materials and packaging	$917.3	$985.0	$1,004.9
Work in process	113.5	97.4	82.3
Finished goods	971.8	923.7	1,072.9
Supplies and other	120.5	124.5	136.2
	$2,123.1	$2,130.6	$2,296.3

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirteen Weeks ended August 27, 2006
(columnar dollars in millions except per share amounts)

8.   Restructuring and Other Cost Reduction Efforts

In February 2006, the Company’s board of directors approved plans recommended by executive management to simplify the Company’s operating structure and reduce its manufacturing and selling, general, and administrative costs.  These plans include supply chain rationalization initiatives, the relocation of the Grocery Foods headquarters from Irvine, California to Naperville, Illinois, the centralization of shared services, salaried headcount reductions and other cost-reduction initiatives.  These plans are expected to be substantially completed by fiscal 2008.  The forecasted costs of all plans are $232.9 million, of which $38.9 million was recorded in the first quarter of fiscal 2007 and $129.8 million was recorded in the second half of fiscal 2006.  The Company will record expenses associated with its restructuring plans, including but not limited to, accelerated depreciation (i.e., incremental depreciation due to an asset’s reduced estimated useful life), inventory write-downs, severance and related costs, and plan implementation costs (e.g., consulting, employee relocation, etc.).  The Company anticipates it will recognize the following pre-tax expenses associated with the projects identified to date in the fiscal 2006 to 2008 timeframe (amounts include charges recognized in the first quarter of fiscal 2007 and in the third and fourth quarter of fiscal 2006):

	Consumer Foods	Food and Ingredients	Trading and Merchandising	International Foods	Corporate	Total

Accelerated depreciation	$45.2	$—	$—	$—	$—	$45.2
Inventory write-downs	3.5	0.2	—	—	—	3.7
Pension/Postretirement	5.0	—	—	—	—	5.0
Other (including plant shutdown costs)	(1.5)	—	—	—	—	(1.5)
Total cost of goods sold	52.2	0.2	—	—	—	52.4

Accelerated depreciation	15.8	—	—	—	0.5	16.3
Asset impairments	13.3	1.6	—	—	—	14.9
Severance (and related costs)	33.9	3.9	0.3	0.7	24.5	63.3
Contract termination	7.5	—	—	—	1.1	8.6
Pension/Postretirement	—	—	—	—	4.1	4.1
Plan implementation costs	32.1	0.5	—	—	32.6	65.2
Other	3.5	—	—	—	4.6	8.1
Total selling, general and administrative expenses	106.1	6.0	0.3	0.7	67.4	180.5
Consolidated total	$158.3	$6.2	$0.3	$0.7	$67.4	$232.9

Included in the above estimates are $147.5 million of charges anticipated to result in cash outflows and $85.4 million of anticipated non-cash charges.  The charges above do not reflect impairment charges related to the ongoing divestiture program which are classified within the results of discontinued operations.  Severance payments are expected to be paid from a Voluntary Employee’s Beneficiary Trust (“VEBA”) which was funded by the Company in the fourth quarter of fiscal 2006.

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirteen Weeks ended August 27, 2006
(columnar dollars in millions except per share amounts)

During the first quarter of fiscal 2007, the Company recognized the following pre-tax charges in its consolidated statements of earnings:

	Consumer Foods	Food and Ingredients	Trading and Merchandising	International Foods	Corporate	Total

Accelerated depreciation	$10.0	$—	$—	$—	$—	$10.0
Inventory write-downs	—	—	—	—	—	—
Pension/Postretirement	—	—	—	—	—	—
Other (including plant shutdown costs)	—	—	—	—	—	—
Total cost of goods sold	10.0	—	—	—	—	10.0

Accelerated depreciation	5.1	—	—	—	0.2	5.3
Asset impairments	0.5	—	—	—	—	0.5
Severance (and related costs)	(0.3)	0.2	—	0.3	4.2	4.4
Contract termination	—	—	—	—	1.1	1.1
Pension/Postretirement	—	—	—	—	0.1	0.1
Plan implementation costs	4.0	—	—	—	7.3	11.3
Other	6.2	—	—	—	—	6.2
Total selling, general and administrative expenses	15.5	0.2	—	0.3	12.9	28.9
Consolidated total	$25.5	$0.2	—	$0.3	$12.9	$38.9

Included in the above are $17.1 million of charges anticipated to result in cash outflows and $21.8 million of non-cash charges.  Associated with the above activity, as of the end of the first quarter of fiscal 2007, the Company reflected a current liability in its consolidated balance sheet of $69.7 million, primarily related to accrued severance costs.

Changes in liabilities recorded for the various initiatives were as follows:

	Balance at May 28, 2006	Costs Paid or Otherwise Settled	Costs Incurred and Charged to Expense	Changes in Estimates	Balance at August 27, 2006
Severance (and related costs)	$57.8	$(9.2)	$5.8	$(2.3)	$52.1
Contract termination	0.1	—	7.1	—	7.2
Plan implementation costs	12.5	(6.3)	4.2	—	10.4
Total	$70.4	$(15.5)	$17.1	$(2.3)	$69.7

Other Cost Reduction Efforts

During the fourth quarter of fiscal 2005, as part of the Company’s ongoing efforts to reduce general and administrative expenses, including salaried headcount, the Company announced the elimination of several hundred salaried jobs across the organization.  The head count reductions were largely complete by the end of the first quarter of fiscal 2006.  The Company recognized $42.7 million of severance expense, principally related to the Consumer Foods segment, during fiscal 2005 and

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirteen Weeks ended August 27, 2006
(columnar dollars in millions except per share amounts)

recognized a benefit of $6.3 million during fiscal 2006 due to reductions in estimated severance liabilities.  As of August 27, 2006, $1.4 million was included in other accrued liabilities in the Company’s consolidated balance sheets related to continuing severance payments.

9.   Impairment of Debt and Equity Securities

During the first quarter of fiscal 2006, the Company determined that the carrying value of its investments in two unrelated equity method investments were other than temporarily impaired and therefore recognized pre-tax impairment charges totaling $19.4 million ($17.4 million after tax).  One of these investments, an investment in a foreign prepared foods business, was disposed of in the second quarter of fiscal 2006. During the remainder of fiscal 2006, the Company recognized additional pre-tax impairment charges totaling $56.4 million related to the Company’s other equity method investment, an investment in a malt business.  These charges are reflected in equity method investment earnings (loss) in the consolidated statement of earnings.  The extent of the impairments was determined based upon the Company’s assessment of the recoverability of its investments based primarily upon the expected proceeds of planned dispositions of the investments.  In September 2006, the Company completed the disposition of the equity method investment in the malt business described above for proceeds of approximately $22.9 million, including a note receivable of $6 million.  This transaction will not result in a significant gain or loss.

The Company held, at May 28, 2006, subordinated notes in the original principal amount of $150 million plus accrued interest of $50.4 million from Swift Foods.  During the Company’s fourth quarter of fiscal 2005, Swift Foods effected changes in its capital structure.  As a result of those changes, the Company determined that the fair value of the subordinated notes was impaired.  From the date on which the Company initially determined that the value of the notes was impaired through the second quarter of fiscal 2006, the Company believed the impairment of this available-for-sale security to be temporary.  As such, the Company had reduced the carrying value of the note by $40.0 million and recorded cumulative after-tax charges of $24.9 million in accumulated other comprehensive income as of the end of the first quarter of fiscal 2006.  During the second and third quarters of fiscal 2006, the Company increased the carrying value of the note by $4.6 million and recorded additional after-tax charges of $3.0 million in accumulated other comprehensive income.  During the second half of fiscal 2006, due to the Company’s consideration of current conditions related to the debtor’s business and changes in the Company’s intended holding period for this investment, the Company determined that the impairment was other than temporary.  During the first quarter of fiscal 2007, the Company reached an agreement to sell these notes for approximately $117 million, net of transaction expenses.  Accordingly, the Company recognized impairment charges totaling $82.9 million in selling, general and administrative expenses, including the reclassification of the cumulative after-tax charges of $21.9 million from accumulated other comprehensive income, in fiscal 2006.  Subsequent to the end of the Company’s first quarter of fiscal 2007, the Company closed on the sale of these notes for approximately $117 million, net of transaction expenses, resulting in no additional gain or loss.

10.   Income Taxes

In the first quarter of fiscal 2007 and 2006, the Company’s income tax expense was $61.5 million and $177.6 million, respectively.  The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately 36.2% for the first quarter of fiscal 2007 and 35.7% for the first quarter of fiscal 2006.

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirteen Weeks ended August 27, 2006
(columnar dollars in millions except per share amounts)

11.   Contingencies

In fiscal 1991, the Company acquired Beatrice Company (“Beatrice”).  As a result of the acquisition and the significant pre-acquisition contingencies of the Beatrice businesses and its former subsidiaries, the consolidated post-acquisition financial statements of the Company reflect liabilities associated with the estimated resolution of these contingencies.  These include various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by the Company.  The litigation includes several public nuisance and personal injury suits against ConAgra Grocery Products and the Company as alleged successors to W. P. Fuller Co., a lead paint and pigment manufacturer owned and operated by Beatrice until 1967. The environmental proceedings include litigation and administrative proceedings involving Beatrice’s status as a potentially responsible party at 32 Superfund, proposed Superfund or state-equivalent sites; these sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes and/or other contaminants.  Beatrice has paid or is in the process of paying its liability share at 27 of these sites.  Reserves for these matters have been established based on the Company’s best estimate of its undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of Beatrice and other potentially responsible parties and its experience in remediating sites.  The reserves for Beatrice environmental matters totaled $103.3 million as of August 27, 2006, a majority of which relates to the Superfund and state equivalent sites referenced above. Expenditures for these matters are expected to continue for a period of up to 20 years.

In certain limited situations, the Company will guarantee an obligation of an unconsolidated entity.  Currently, the Company guarantees certain obligations primarily associated with leases entered into by certain of its equity method investees and divested companies.  Under these arrangements, the Company is obligated to perform should the primary obligor be unable to perform.  Most of these guarantees resulted from the Company’s fresh beef and pork divestiture.  The remaining terms of these arrangements do not exceed 9 years and the maximum amount of future payments the Company has guaranteed is approximately $45.7 million as of August 27, 2006.  The Company has guaranteed the performance of the divested fresh beef and pork business with respect to a hog purchase contract.  The hog purchase contract requires the fresh beef and pork business to purchase a minimum of approximately 1.2 million hogs annually through 2014.  The contract stipulates minimum price commitments, based in part on market prices and, in certain circumstances, also includes price adjustments based on certain inputs.  The Company does not have a liability established in its consolidated balance sheets for these arrangements as the Company has determined that performance under the guarantees is not probable.

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

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirteen Weeks ended August 27, 2006
(columnar dollars in millions except per share amounts)

The Company is currently conducting discussions with the SEC Staff regarding a possible settlement of these matters.  Based on discussions to date, the Company estimates the amount of such settlement and related payments to be approximately $47.7 million.  The Company recorded charges of $25 million in fiscal 2004, $21.5 million in the third quarter of fiscal 2005, and $1.2 million in the first quarter of fiscal 2007 in connection with the expected settlement of these matters.  There can be no assurance that the negotiations with the SEC Staff will ultimately be successful or that the SEC will accept the terms of any settlement that is negotiated with the SEC Staff.

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

12.   Pension and Postretirement Benefits

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

Components of pension benefit and other postretirement benefit costs are:

	Pension		Other Postretirement
	Thirteen weeks ended		Thirteen weeks ended
	August 27, 2006	August 28, 2005	August 27, 2006	August 28, 2005
Service cost	$14.6	$15.9	$0.5	$0.6
Interest cost	32.7	31.4	5.2	5.3
Expected return on plan assets	(32.9)	(32.4)	(0.1)	(0.1)
Amortization of prior service cost	0.8	0.7	(3.5)	(3.2)
Settlement loss	2.0	—	—	—
Recognized net actuarial loss	4.5	4.7	2.8	2.0
Benefit cost — Company plans	21.7	20.3	4.9	4.6
Pension benefit cost — multi-employer plans	2.1	2.0	—	—
Total benefit cost	$23.8	$22.3	$4.9	$4.6

During the thirteen weeks ended August 27, 2006, the Company contributed $7.8 million to the pension plans and contributed $10.9 million to the Company’s other postretirement plans.  In September 2006, the Company made a contribution of $51.0 million to its pension plans.  The Company anticipates making further contributions of approximately $14.8 million to its pension plans for the remainder of fiscal 2007. The Company anticipates making further contributions of $39.1 million to its other postretirement plans during the remainder of fiscal 2007.  These estimates are based on current tax laws, plan asset performance and liability assumptions, which are subject to change.

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirteen Weeks ended August 27, 2006
(columnar dollars in millions except per share amounts)

13.   Business Segments

The Company’s operations are organized into four reporting segments:  Consumer Foods, Food and Ingredients, Trading and Merchandising, and International Foods.  The Consumer Foods reporting segment includes branded, private label and customized food products which are sold in various retail and foodservice channels. The products include a variety of categories (meals, entrees, condiments, sides, snacks and desserts) across frozen, refrigerated and shelf-stable temperature classes.  The Food and Ingredients reporting segment includes commercially branded foods and ingredients, which are sold principally to foodservice, food manufacturing and industrial customers.  The segment’s primary products include specialty potato products, milled grain ingredients, dehydrated vegetables, and seasonings, blends and flavors.  The Trading and Merchandising reporting segment includes the sourcing, merchandising, trading, marketing and distribution of agricultural and energy commodities.  The International Foods reporting segment includes branded food products which are sold in retail channels principally in North America, Europe and Asia. The products include a variety of categories (meals, entrees, condiments, sides, snacks and desserts) across frozen, refrigerated and shelf-stable temperature classes.

Intersegment sales have been recorded at amounts approximating market.  Operating profit for each segment is based on net sales less all identifiable operating expenses.  General corporate expense, gain on sale of Pilgrim’s Pride Corporation common stock, net interest expense, equity method investment earnings (loss), and income taxes have been excluded from segment operations.

Operating profit for the first quarter of fiscal 2006 at the International Foods segment includes a $6.5 million pre-tax charge related to a plant closure.

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirteen Weeks ended August 27, 2006
(columnar dollars in millions except per share amounts)

	Thirteen weeks ended
	August 27, 2006	August 28, 2005
Sales to unaffiliated customers
Consumer Foods	$1,509.6	$1,499.5
Food and Ingredients	831.5	770.5
Trading and Merchandising	205.4	260.0
International Foods	142.1	143.8
Total	$2,688.6	$2,673.8

Intersegment sales
Consumer Foods	$32.9	$37.4
Food and Ingredients	47.1	46.1
Trading and Merchandising	5.5	7.5
International Foods	0.1	—
	85.6	91.0
Intersegment elimination	(85.6)	(91.0)
Total	$—	$—

Net sales
Consumer Foods	$1,542.5	$1,536.9
Food and Ingredients	878.6	816.6
Trading and Merchandising	210.9	267.5
International Foods	142.2	143.8
Intersegment elimination	(85.6)	(91.0)
Total	$2,688.6	$2,673.8

Operating profit
Consumer Foods	$180.6	$166.4
Food and Ingredients	106.3	96.4
Trading and Merchandising	15.6	53.5
International Foods	13.1	10.3
Total operating profit	315.6	326.6

Gain on sale of Pilgrim’s Pride Corporation common stock	—	329.4
General corporate expenses	89.8	72.9
Interest expense, net	58.0	72.4
Income tax expense	61.5	177.6
Equity method investment earnings (loss)	2.2	(13.9)
Income from continuing operations	$108.5	$319.2

The Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 12% and 13% of consolidated net sales (including sales from discontinued operations) for the first quarter of fiscal 2007 and 2006, respectively, primarily in the Consumer Foods segment.

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirteen Weeks ended August 27, 2006
(columnar dollars in millions except per share amounts)

14.   Senior Long-term Debt

Included in current installments of long-term debt is $400 million of 7.125% senior debt due October 2026 due to the existence of a put option that was exercisable by the holders of the debt from August 1, 2006 to September 1, 2006.  The holders did not exercise the put option, and therefore, the Company will reclassify the $400 million balance to senior long-term debt in the second quarter of fiscal 2007, when the put option expired.

15.   Related Party Transactions

The Company received management fees from affiliates (equity method investees) of $3.4 million in the first quarter of fiscal 2007 and $3.5 million in the first quarter of fiscal 2006.  Accounts receivable from affiliates of $4.4 million, $5.5 million, and $7.7 million are included in receivables at August 27, 2006, May 28, 2006, and August 28, 2005, respectively.

During the first quarter of fiscal 2007, the Company sold an aircraft for proceeds of approximately $8.1 million to a company on whose board of directors one of the Company’s directors sits.  The Company recognized a gain of approximately $3.0 million on the transaction.

Certain of the entities from which the Company leases various buildings are partnerships (the “partnerships”), the beneficial owners of which are Opus Corporation or its affiliates.  A member of the Company’s board of directors is a beneficial owner, officer and director of Opus Corporation.  During the first quarters of fiscal 2007 and 2006, the Company made rental payments of $3.6 million and $4.4 million, respectively, to Opus Corporation.  The Company also made payments of $0.6 million and $0.4 million to Opus Corporation for construction services in the first quarters of fiscal 2007 and fiscal 2006, respectively.

ConAgra Foods, Inc. and Subsidiaries
Part I — Financial Information

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This report, including Management’s Discussion & Analysis, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on management’s current views and assumptions of future events and financial performance and are subject to uncertainty and changes in circumstances.  Readers of this report should understand that these statements are not guarantees of performance or results.  Many factors could affect the Company’s actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements.  These factors include, among other things, future economic circumstances, industry conditions, availability and prices of raw materials, product pricing, competitive environment and related market conditions, operating efficiencies, the Company’s ability to execute its operating and restructuring plans, access to capital, actions of governments and regulatory factors affecting the Company’s businesses and other risks described in the Company’s reports filed with the Securities and Exchange Commission.  The Company cautions readers not to place undue reliance on any forward-looking statements included in this report which speak only as of the date of this report.

The following discussion should be read together with the Company’s financial statements and related notes contained in this report and with the financial statements and related notes and management’s discussion and analysis in the Company’s annual report on Form 10-K for the fiscal year ended May 28, 2006.  Results for the thirteen week period ended August 27, 2006 are not necessarily indicative of results that may be attained in the future.

Fiscal 2007 First Quarter Executive Overview

ConAgra Foods, Inc. (NYSE: CAG) is one of North America’s largest packaged food companies, serving grocery retailers, as well as restaurants and other foodservice establishments.  Popular ConAgra Foods consumer brands include: Banquet®, Chef Boyardee®, Egg Beaters®, Healthy Choice®, Hebrew National®, Hunt’s®, Marie Callender’s®, Orville Redenbacher’s®, Reddi-wip®, PAM®, and many others.

Diluted earnings per share were $0.33 in the first quarter of fiscal 2007, including $0.21 per diluted share of income from continuing operations and $0.12 per diluted share from discontinued operations.   Diluted earnings per share were $0.67 in the first quarter of fiscal 2006, with continuing operations contributing $0.61 per diluted share, and discontinued operations contributing $0.06 per diluted share.  Several significant items affect the comparability of year-over-year results of continuing operations, as discussed in “Other Significant Items of Note - Items Impacting Comparability,” below.

Operating Initiatives

ConAgra Foods is in the process of implementing operational improvement initiatives that are intended to generate profitable sales growth, improve profit margins, and expand returns on capital over time.

Recent developments in the Company’s strategies and action plans include:

•                  Reducing costs throughout the supply chain and the general and administrative functions:  The Company recently announced the planned closure of five production facilities, a workforce reduction of approximately 400 employees, the planned construction of a new regional

ConAgra Foods, Inc. and Subsidiaries
Part I — Financial Information

manufacturing operation, and a redistribution of work among ConAgra Foods plants.

•                  Increased and more focused marketing and innovation investments:  The Company is allocating its marketing resources differently by concentrating its investment behind the brands with the most significant opportunities and by utilizing more appropriate go-to-market strategies for all brands.  The Company expects to increase marketing investment in the balance of the fiscal year related to its innovation initiatives and sales growth initiatives (discussed below).

•                  Sales growth initiatives:  The Company also has sales improvement initiatives focused on penetrating the fastest growing channels, better return on customer trade arrangements, and optimal shelf placement for the Company’s most profitable products.  These, along with the marketing initiatives, are intended to generate profitable sales growth.

•                  Portfolio changes:  The Company is divesting non-core operations that have limited the Company’s ability to achieve its efficiency targets.  During fiscal 2006, the Company identified several operations as non-core, including Cook’s Ham, seafood, packaged meats and cheese; divesting these will simplify the Company’s operations and enhance efficiency initiatives.  During fiscal 2006, the Company completed the divestitures of its Cook’s Ham and its seafood operations.  During the first quarter of fiscal 2007, the Company completed its divestiture of its cheese business.  Subsequent to the Company’s first quarter of fiscal 2007, the Company completed the sale of the packaged meats business.

Discontinued Operations.  The results of operations for Cook’s Ham, seafood, packaged meats, packaged cheese, as well as UAP International, and the specialty meats foodservice business are reflected in discontinued operations for all periods presented.

Capital Allocation

In fiscal 2006, the Company repaid almost $900 million of debt and repurchased $197 million (approximately 8.7 million shares) of common stock using divestiture proceeds and cash generated from working capital improvements.  The Company repurchased $53 million (approximately 2.4 million shares) of common stock in the first quarter of fiscal 2007.  At the end of the first quarter of fiscal 2007, the Company’s debt-to-total-capital ratio was approximately 43%, down from 47% in the prior year (total capital is defined as the sum of notes payable, current installments of long-term debt, senior long-term debt, subordinated debt and common stockholders’ equity).  At August 27, 2006, the Company had approximately $150 million remaining under the existing share repurchase authorization.  Subsequent to quarter-end, the board of directors authorized management to repurchase up to an additional $500 million of common stock in the open market or through privately negotiated transactions.

The Company continues to assess its allocation of capital and periodically reviews the appropriateness and timing of the share repurchases.

Other Significant Items of Note - Items Impacting Comparability

The Company’s plans over the next several years include an estimate of at least $233 million of pretax restructuring costs, $39 million of which was incurred in the first quarter of fiscal 2007 and $129.8 million was recorded in the second half of fiscal 2006.  The Company estimates that these restructuring plans will result in cost savings of approximately $80 million in fiscal 2007 and significant cost savings and cost avoidance each year thereafter.

ConAgra Foods, Inc. and Subsidiaries
Part I — Financial Information

Items of note impacting comparability for the first quarter of fiscal 2007 include:

Reported within Continuing Operations

•                              charges totaling $39 million, $25 million after tax, for restructuring charges related to programs designed to reduce the Company’s ongoing operating costs, and

•                              a charge of $5 million, $3 million after tax, related to additional compensation expense from expensing stock options, due to the Company’s adoption of SFAS 123R.

Reported within Discontinued Operations

•                              charges of approximately $20 million, $12 million after tax, related to an additional impairment charge based upon the final negotiations of the sale of the packaged meats business, and

•                              gains of approximately $66 million, $37 million after tax, primarily from the divestiture of the cheese business and a dietary supplement business.

Items of note impacting comparability for the first quarter of fiscal 2006 include:

•                              A gain of approximately $329 million, $209 million after tax, from the sale of 15.4 million shares of Pilgrim’s Pride Corporation common stock that is classified as such on the Company’s income statement,

•                              Expense of approximately $19.4 million, $17.4 million after tax, resulting from impairment charges associated with two equity investments. These amounts are included in the equity method investment results,

•                              Expense of approximately $6 million, $4 million after tax, related to plant closure costs classified as part of the results for the International Foods segment, and

•                              Income of  approximately $28 million after tax from discontinued operations.

Opportunities and Challenges

The Company believes that its initiatives will favorably impact future sales, profits, profit margins and returns on capital.  Because of the scope of change underway, there is risk that these broad change initiatives will not be successfully implemented.  Competitive pressures, input costs and the execution of the operational changes, among other factors, will affect the timing and impact of these initiatives.

The Company has faced increased costs for many of its significant raw materials, packaging and energy inputs.  The Company’s productivity and pricing initiatives are intended to mitigate the impact of inflation.  When appropriate, the Company uses long-term purchase contracts, futures and options to reduce the volatility of certain raw materials costs.

Changing consumer preferences may impact sales of certain of the Company’s products.  The Company offers a variety of food products which appeal to a range of consumer preferences and utilizes innovation

ConAgra Foods, Inc. and Subsidiaries
Part I — Financial Information

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

Segment Review

The Company’s operations are organized into four reporting segments:  Consumer Foods, Food and Ingredients, Trading and Merchandising and International Foods.  The Company began reporting its operations in these four reporting segments during the fourth quarter of fiscal 2006.  The financial information for the first quarter of fiscal 2006 has been conformed to reflect the segment change.  The Consumer Foods reporting segment includes branded, private label and customized food products which are sold in various retail and foodservice channels. The products include a variety of categories (meals, entrees, condiments, sides, snacks and desserts) across frozen, refrigerated and shelf-stable temperature classes.  The Food and Ingredients reporting segment includes commercially branded foods and ingredients, which are sold principally to foodservice, food manufacturing and industrial customers.  The segment’s primary products include specialty potato products, milled grain ingredients, dehydrated vegetables and seasonings, blends and flavors.  The Trading and Merchandising reporting segment includes the sourcing, merchandising, trading, marketing and distribution of agricultural and energy commodities.  The International Foods reporting segment includes branded food products which are sold in retail channels principally in North America, Europe and Asia. The products include a variety of categories (meals, entrees, condiments, sides, snacks and desserts) across frozen, refrigerated and shelf-stable temperature classes.

Net Sales

($ in millions)

	Net Sales
	Thirteen weeks ended
Reporting Segment	August 27, 2006	August 28, 2005	% Increase / (Decrease)
Consumer Foods	$1,510	$1,500	1%
Food and Ingredients	832	770	8%
Trading and Merchandising	205	260	(21)%
International Foods	142	144	(1)%
	$2,689	$2,674	1%

Net sales for the first quarter of fiscal 2007 were $2.7 billion, an increase of $15 million, or 1%, from the same period in the prior fiscal year.  This increase was driven primarily by the 8% increase in net sales in the Food and Ingredients segment, partially offset by unfavorable results primarily in the Trading and Merchandising segment.

ConAgra Foods, Inc. and Subsidiaries
Part I — Financial Information

Consumer Foods net sales for the first quarter were $1.5 billion, an increase of $10 million, or 1%, compared to the same period in the prior year.  This increase reflects the effect of price increases and favorable customer and product mix changes, somewhat offset by increased trade spending.  Several major brands posted sales growth, including Banquet®, Chef Boyardee®, DAVID®, Hebrew National®, Hunt’s®, Kid Cuisine®, Marie Callender’s®, Orville Redenbacher’s®, PAM®, Reddi-wip®, Slim Jim®, and Snack Pack®.  Sales declines occurred for certain large brands including ACT II®, Egg Beaters®, Healthy Choice®, LaChoy®, Manwich®, Parkay®, Swiss Miss®, VanCamp’s®, and Wesson®.

Food and Ingredients net sales were $832 million in the first quarter of fiscal 2007, an increase of $62 million, or 8%, compared to the same period of the prior fiscal year.  Increased net sales reflected improved sales volumes and price increases in the Company’s specialty potato products and dehydrated vegetable products operations, as well as increased prices in its milling operations.

Trading and Merchandising net sales were $205 million in the first quarter of fiscal 2007, a decrease of $55 million, or 21%, from the same period in the prior year.  Decreased net sales reflect a less favorable environment for trading and merchandising of commodities including petroleum products, natural gas and fertilizer.

International Foods net sales were $142 million in the first quarter of fiscal 2007 and $144 million in the same period of the prior year.  Increases in net sales in the Canadian markets were offset by decreases in the South American markets.

ConAgra Foods, Inc. and Subsidiaries
Part I — Financial Information

Gross Profit

(Net sales less cost of goods sold)

($ in millions)

	Gross Profit
	Thirteen weeks ended
Reporting Segment	August 27, 2006	August 28, 2005	% Increase / (Decrease)
Consumer Foods	$441	$415	6%
Food and Ingredients	148	138	7%
Trading and Merchandising	32	79	(59)%
International Foods	42	39	8%
	$663	$671	(1)%

The Company’s gross profit for the first quarter of fiscal 2007 was $663 million, compared to $671 million in the same period in the prior fiscal year.  The decline in gross profit was largely driven by the results in the Trading and Merchandising segment, reflecting less favorable market conditions in its commodity trading operations.  Costs of implementing the Company’s restructuring plans reduced gross profit for the first quarter of fiscal 2007 by $10 million.

Consumer Foods gross profit for the first quarter of fiscal 2007 was $441 million, an increase of $26 million, or 6%, from the same period in the prior year.  In addition to the increase in net sales mentioned above, gross profit was also positively impacted by productivity improvements in manufacturing, transportation and warehousing.  Costs of implementing the Company’s restructuring plans reduced gross profit for the first quarter of fiscal 2007 by $10 million.

Food and Ingredients gross profit was $148 million for the first quarter of fiscal 2007 and $138 million in the same period of the prior year, an increase of 7%, primarily driven by the increase in net sales, mentioned above, partially offset by the increase in input and manufacturing costs as a result of the higher volumes.

Trading and Merchandising gross profit for the first quarter of fiscal 2007 decreased $47 million, or 59%, to $32 million.  The decrease in gross profit was due to less favorable market conditions, primarily in petroleum products and natural gas markets, as well as reduced margins in the fertilizer business.

International Foods gross profit was $42 million for the first quarter of fiscal 2007 and $39 million in the same period of the prior year, an increase of 8%.

ConAgra Foods, Inc. and Subsidiaries
Part I — Financial Information

	Gross Margin Percent
	Thirteen weeks ended
Reporting Segment	August 27, 2006	August 28, 2005
Consumer Foods	29%	28%
Food and Ingredients	18%	18%
Trading and Merchandising	16%	30%
International Foods	29%	27%
Total	25%	25%

The Company’s gross margin (gross profit as a percentage of net sales) for the first quarter of fiscal 2007 was 25%, unchanged from the same period in the prior year, primarily reflecting the impact of productivity improvements in the Consumer Foods segment, offset by the lower margins realized in the Trading and Merchandising segment.

Selling, General and Administrative Expenses (includes general corporate expense)

Selling, general and administrative expenses totaled $437 million for the first quarter of fiscal 2007, an increase of $20 million, or 5%, as compared to the same period in the prior year. Selling, general and administrative expenses in the first quarter of fiscal 2007 include charges of $29 million related to the Company’s restructuring plan, and increased performance-based employee incentive costs, partially offset by a gain of $4 million related to the Company’s sale of two aircraft.  Selling, general and administrative expenses included a charge of $6 million in the first quarter of fiscal 2006 in connection with the closure of a production facility in Canada.  The Company expects to increase marketing investment in the balance of the fiscal year related to its innovation initiatives and sales growth initiatives.

Operating Profit (Earnings before general corporate expense, interest expense, net, gain on the sale of Pilgrim’s Pride Corporation common stock, income taxes and equity method investment earnings)

($ in millions)

	Operating Profit
	Thirteen weeks ended
Reporting Segment	August 27, 2006	August 28, 2005	% Increase / (Decrease)
Consumer Foods	$181	$167	9%
Food and Ingredients	106	96	10%
Trading and Merchandising	16	54	(71)%
International Foods	13	10	27%

Consumer Foods operating profit for the first quarter of fiscal 2007 was $181 million, compared with $167 million in the same period in the prior year, reflective of the increased gross profit for the reasons cited in the Gross Profit discussion, above, partially offset by $16 million of costs of implementing the Company’s restructuring plans related to reducing selling, general, and administrative expense.

For the first quarter of fiscal 2007, Food and Ingredients operating profit was $106 million, compared with $96 million for the first quarter of the prior fiscal year.  Operating profit is reflective of increased gross profits, as noted in the Gross Profit discussion above.

ConAgra Foods, Inc. and Subsidiaries
Part I — Financial Information

Trading and Merchandising operating profit for the first quarter of fiscal 2007 was $16 million, a decrease of $38 million, or 71%, from the same period in the prior year.  Lower results were primarily due to the less favorable environment in the Company’s commodity trading and merchandising operations, the gross profit of which decreased $47 million to $32 million for the first quarter of fiscal 2007 from the same period in the prior year.

International Foods operating profit for the first quarter of fiscal 2007 was $13 million, slightly ahead of the $10 million in the same period in the prior year.  Operating profit in the first quarter of fiscal 2006 was reduced by $6 million in connection with the closure of a production facility in Canada.

Interest Expense, Net

Net interest expense for the first quarter of fiscal 2007 decreased $14 million, or 20%, as compared to the same period in fiscal 2006.  Decreased interest expense reflects the Company’s repayment of approximately $892 million of long-term debt over the twelve months ended August 27, 2006, partially offset by a reduced benefit in the current year from the interest rate swap agreements terminated in the second quarter of fiscal 2004.  During fiscal 2004, the Company closed out all of its interest rate swap agreements in order to lock-in favorable interest rates.  These interest rate swap agreements were previously put in place as a strategy to hedge interest costs associated with long-term debt.  For financial statement purposes the benefit associated with the termination of the interest rate swap agreements continues to be recognized over the term of the debt instruments originally hedged.  The Company’s net interest expense was reduced by $1 million due to the interest rate swap agreements in the first quarter of fiscal 2007 and by $4 million in the comparable period of fiscal 2006.

Gain on Sale of Pilgrim’s Pride Corporation Common Stock

During the first quarter of fiscal 2006, the Company sold its remaining 15.4 million shares of Pilgrim’s Pride Corporation common stock for $482 million, resulting in a pre-tax gain of $329 million.

Income Taxes

In the first quarter of fiscal 2007 and 2006, the Company’s income tax expense was $61.5 million and $177.6 million, respectively.  The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately 36.2% for the first quarter of fiscal 2007 and 35.7% for the first quarter of fiscal 2006.

Equity Method Investment Earnings (Loss)

Equity method investment earnings for the first quarter of fiscal 2007 were $2 million.  Equity method investment losses were $14 million in the first quarter of fiscal 2006.  During the first quarter of fiscal 2006, the Company determined that the carrying value of its investments in two unrelated joint ventures were other than temporarily impaired and therefore recognized pre-tax impairment charges totaling $19 million ($17 million after tax).  The extent of the impairments was determined based upon the Company’s assessment of the recoverability of its investments based primarily upon the expected proceeds of planned dispositions of the investments.

ConAgra Foods, Inc. and Subsidiaries
Part I — Financial Information

Discontinued Operations

The first quarter of fiscal 2007 includes after tax income of $58 million from discontinued operations as compared to income of $28 million in the same period of the prior year. The first quarter of fiscal 2007 includes after tax gains of $37 million related to the sale of the packaged cheese business and the dietary supplement business.

Earnings Per Share

The Company’s fiscal 2007 first quarter diluted earnings per share were $0.33, including $0.12 per diluted share of earnings from discontinued operations, as compared to first quarter fiscal 2006 diluted earnings per share of $0.67.  Several significant items affect the comparability of year-over-year results of operations.

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

Commercial paper borrowings (usually less than 30 days maturity) are reflected in the Company’s consolidated balance sheets within notes payable.  The Company has credit lines from banks that total approximately $2.2 billion.  These lines are comprised of a $1.5 billion five-year revolving credit facility with a syndicate of financial institutions entered into in December 2005 and short-term facilities approximating $682 million.  The terms of the five-year facility provide that the Company may request that the commitments available under the facility be extended for additional one-year periods on an annual basis.  Borrowings under the five-year facility bear interest at or below prime rate and may be prepaid without penalty.  These rates are approximately .30 to .35 percentage points higher than the interest rates for commercial paper.  The Company has not drawn upon the new five-year facility.  As of August 27, 2006, the Company had $8 million drawn under the short-term loan facilities.  The long and short-term facilities require the Company to repay borrowings if the Company’s consolidated funded debt exceeds 65% of the consolidated capital base, as defined, or if fixed charges coverage, as defined, is less than 1.75 to 1.0, as such terms are defined in applicable agreements.  As of the end of the first quarter of fiscal 2007, the Company is in compliance with the credit agreements’ financial covenants.

As of the end of both the first quarter of fiscal 2007 and 2006, the Company’s senior long-term debt ratings were all investment grade ratings.  A significant downgrade in the Company’s credit ratings would not affect the Company’s ability to borrow amounts under the revolving credit facilities, although borrowing costs would increase.  A ratings downgrade would also impact the Company’s ability to borrow under its commercial paper program by causing increased borrowing costs and shorter durations and could result in possible access limitations.

The Company held, at August 27, 2006, subordinated notes in the original principal amount of $150 million plus accrued interest of $50.4 million (which are reflected at a combined current fair value of

ConAgra Foods, Inc. and Subsidiaries
Part I — Financial Information

$117 million in the Company’s balance sheet at August 27, 2006) from Swift Foods.  Subsequent to quarter end, the Company sold these notes for approximately $117 million, net of transaction expenses, resulting in no additional gain or loss.

On September 28, 2006, the Company’s board of directors authorized the repurchase of up to an additional $500 million of the Company’s shares.  The Company plans to repurchase shares periodically depending on market conditions and may make purchases in the open market or through privately negotiated transactions.  This authorization, along with the amounts remaining under the Company’s existing authorization at September 28, 2006, permits the Company to repurchase up to approximately $650 million of its shares.

Cash Flows

During the first quarter of fiscal 2007, the Company generated $364 million of cash, which was the net impact of $381 million generated by operating activities, $116 million generated by investing activities, and $133 million used in financing activities.

Cash generated in operating activities of continuing operations totaled $387 million in the first quarter of fiscal 2007, as compared to $24 million used in the same period of the prior year. The increased cash flow was largely the result of improved working capital management in the current quarter, including lower commodity inventory balances in the trading and merchandising segment and in the consumer segment. Cash used in operating activities of discontinued operations was approximately $6 million in the first quarter of fiscal 2007, as compared to $27 million of cash generated in the first quarter of fiscal 2006. Cash flow from operating activities is one of the Company’s primary sources of liquidity.

Cash provided by investing activities totaled $116 million in the first quarter of fiscal 2007, versus cash generated from investing activities of $432 million in the same period of fiscal 2006.  Investing activities in the first quarter of fiscal 2007 consisted primarily of $44 million for the sale of property, plant, and equipment, including the sale of two aircraft, offset by $46 million of capital expenditures.  Investing activities for the first quarter of fiscal 2006 consisted primarily of proceeds of $482 million from the sale of 15.4 million shares of Pilgrim’s Pride Corporation common stock, offset by capital expenditures of $61 million.  The Company generated $115 million from investing activities of discontinued operations in the first quarter of fiscal 2007, primarily from the disposition of the cheese business.  The Company generated $3 million of cash from investing activities of discontinued operations in the first quarter of fiscal 2006.

Cash used in financing activities totaled $133 million in the first quarter of fiscal 2007, and $141 million in the first quarter of fiscal 2006.  During the first quarter of fiscal 2007 and 2006, the Company paid dividends of $93 million and $141 million, respectively.  In the first quarter of fiscal 2007, the Company repurchased $53 million of its common stock as part of its share repurchase program.

The Company estimates its capital expenditures in fiscal 2007 will be approximately $450 million.  Management believes that existing cash balances, cash flows from operations, divestiture proceeds, existing credit facilities and access to capital markets will provide sufficient liquidity to meet its working capital needs, planned capital expenditures, additional share repurchases, and payment of quarterly dividends.

ConAgra Foods, Inc. and Subsidiaries
Part I — Financial Information

Off-Balance Sheet Arrangements

The Company uses off-balance sheet arrangements (e.g., operating leases) where the economics and sound business principles warrant their use. The Company periodically enters into guarantees and other similar arrangements as part of transactions in the ordinary course of business. These are described further in “Obligations and Commitments,” below.

As a result of adopting FIN 46R, the Company has consolidated the assets and liabilities of several entities from which it leases property, plant and equipment.  Due to the adoption of FIN 46R, the Company reflects in its balance sheet as of August 27, 2006:  property, plant and equipment of $174.2 million, long-term debt of $189.7 million (including current maturities of $8.3 million), and other assets of $12.5 million.  The Company has no other material obligations arising out of variable interests with unconsolidated entities.

Obligations and Commitments

As part of its ongoing operations, the Company enters into arrangements that obligate the Company to make future payments under contracts such as lease agreements, debt agreements and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as “take-or-pay” contracts).  The unconditional purchase obligation arrangements are entered into by the Company in its normal course of business in order to ensure adequate levels of sourced product are available to the Company.  Of these items, capital lease and debt obligations, which totaled $3.6 billion as of August 27, 2006, are currently recognized as liabilities in the Company’s consolidated balance sheet.  Operating lease obligations and unconditional purchase obligations, which total $861 million as of August 27, 2006, in accordance with generally accepted accounting principles, are not recognized as liabilities in the Company’s consolidated balance sheet.

A summary of the Company’s contractual obligations as of August 27, 2006 is as follows (including obligations of discontinued operations):

	Payments Due by Period
(in millions) Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt	$3,623.9	$421.8	$61.3	$528.5	$2,612.3
Lease obligations	657.1	100.0	182.2	111.2	263.7
Purchase obligations	203.6	72.6	81.4	35.2	14.4
Total	$4,484.6	$594.4	$324.9	$674.9	$2,890.4

Included in current installments of long-term debt (payments due in less than one year) is $400 million of 7.125% senior debt maturing October 2026 due to the existence of a put option that was exercisable by the holders of the debt from August 1, 2006 to September 1, 2006.  The holders did not exercise the put option, and therefore, the Company will reclassify the $400 million balance to senior long-term debt in the second quarter of fiscal 2007, when the put option expired.

ConAgra Foods, Inc. and Subsidiaries
Part I — Financial Information

The Company is also contractually obligated to pay interest on its long-term debt obligations.  The weighted average interest rate of the long-term debt obligations outstanding as of August 27, 2006 was approximately 7.5%.

As part of its ongoing operations, the Company also enters into arrangements that obligate the Company to make future cash payments only upon the occurrence of a future event (e.g., guarantees of debt or lease payments of a third party should the third party be unable to perform).  The following commercial commitments are not recognized as liabilities in the Company’s consolidated balance sheet.  A summary of the Company’s commitments, including commitments associated with equity method investments, as of August 27, 2006, is as follows (including commitments of discontinued operations):

	Amount of Commitment Expiration Per Period
(in millions) Other Commercial Commitments	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Guarantees	$46.6	$15.4	$11.1	$7.2	$12.9
Other commitments	1.4	1.4	—	—	—
Total	$48.0	$16.8	$11.1	$7.2	$12.9

The Company’s total commitments of $48 million include approximately $32 million in guarantees and other commitments the Company has made on behalf of the divested fresh beef and pork business.

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

ConAgra Foods, Inc. and Subsidiaries
Part I — Financial Information

The following table represents the fair value and scheduled maturity dates of such contracts outstanding as of August 27, 2006:

	Gross Asset		Gross Liability
Source of Fair Value	Maturity less than 1 year	Maturity 1-3 years	Maturity less than 1 year	Maturity 1-3 years	Total Fair Value
Prices actively quoted (i.e., exchange-traded contracts)	$493.1	$28.5	$(435.2)	$(13.8)	$72.6
Prices provided by other external sources (i.e., non-exchange-traded contracts)	64.9	0.7	(45.3)	(1.0)	19.3
Prices based on other valuation models (i.e., non-exchange-traded contracts)	—	—	—	—	—
Total fair value	$558.0	$29.2	$(480.5)	$(14.8)	$91.9

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

Critical Accounting Estimates

A discussion of the Company’s critical accounting estimates can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s fiscal 2006 annual report on Form 10-K.

Previously, the Company recognized advertising costs in expense in interim periods based on the sales volumes for the interim period as a proportion of estimated annual sales volumes.  During the first quarter of fiscal 2007, the Company changed its method of accounting for advertising expense for interim periods such that all advertising expense is recognized as incurred.

The Company adopted this change as a result of significant changes in its marketing strategies and management’s belief that the new method results in a more objective measure of quarterly expense that will better support planning and resource allocation decisions by management.  The new policy of

ConAgra Foods, Inc. and Subsidiaries
Part I — Financial Information

expensing advertising as incurred eliminates the need to estimate overall expected sales, expenses, and the benefit period of the advertising on an interim basis, and conforms the Company’s interim accounting policy with that used to prepare the annual financial statements.  The change has been applied retrospectively to all prior interim periods and advertising expense for such interim periods has been restated.  The impact of the change in accounting methods on the first quarter of fiscal 2007 was to increase advertising and promotion expense by approximately $4.6 million ($2.8 million after tax).  The impact on the first quarter of fiscal 2006 was to increase advertising expense by approximately $7.9 million ($4.8 million after tax).  There will be no impact on any annual reporting periods.

Except for the change of accounting methods for advertising and promotion expense, there have been no significant changes with respect to the Company’s policies for critical accounting estimates during the first quarter of fiscal 2007.

Recently Issued Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the entire instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006.  The Company plans to adopt SFAS No. 155 in the first quarter of fiscal 2008.  Management is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial position and results of operations.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 describes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company plans to adopt FIN 48 in the first quarter of fiscal 2008. Management is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective in fiscal years beginning after November 15, 2007.  Management is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial position and results of operations.

ConAgra Foods, Inc. and Subsidiaries
Part I — Financial Information

Related Party Transactions

The Company received management fees from affiliates (equity method investees) of $3.4 million in the first quarter of fiscal 2007 and $3.5 million in the first quarter of fiscal 2006.  Accounts receivable from affiliates of $4.4 million, $5.5 million, and $7.7 million are included in receivables at August 27, 2006, May 28, 2006, and August 28, 2005, respectively.

During the first quarter of fiscal 2007, the Company sold an aircraft for proceeds of approximately $8.1 million to a company on whose board of directors one of the Company’s directors sits.  The Company recognized a gain of approximately $3.0 million on the transaction.

Certain of the entities from which the Company leases various buildings are partnerships (the “partnerships”), the beneficial owners of which are Opus Corporation or its affiliates.  A member of the Company’s board of directors is a beneficial owner, officer and director of Opus Corporation.  During the first quarters of fiscal 2007 and 2006, the Company made rental payments of $3.6 million and $4.4 million, respectively, to Opus Corporation.  The Company also made payments of $0.6 million and $0.4 million to Opus Corporation for construction services in the first quarters of fiscal 2007 and fiscal 2006, respectively.

ConAgra Foods, Inc. and Subsidiaries
Part I — Financial Information

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

Other than the changes noted below, there have been no material changes in the Company’s market risk during the thirteen weeks ended August 27, 2006.  For additional information, refer to the “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of the Company’s fiscal 2006 annual report on Form 10-K.

Commodity Market Risk

The Company purchases commodity inputs such as wheat, corn, oats, soybean meal, soybean oil, petroleum products, natural gas, and packaging materials to be used in its operations.  These commodities are subject to price fluctuations that may create price risk.  The Company enters into commodity hedges to manage this price risk using physical forward contracts or derivative instruments.  ConAgra Foods has policies governing the hedging instruments its businesses may use.  These policies include limiting the dollar risk exposure for each of its businesses.  The Company also monitors the amount of associated counter-party credit risk for all non-exchange-traded transactions.  In addition, the Company purchases and sells certain commodities such as wheat, corn, cattle, hogs, soybeans, soybean meal, soybean oil, oats, petroleum products, and natural gas in its trading operations.  The Company’s trading activities are limited in terms of maximum dollar exposure and monitored to ensure compliance with its established policies.

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

Based on the Company’s net derivative positions at the end of the first quarter of fiscal 2007, the maximum potential loss of fair value resulting from a hypothetical change of 10% in market prices was as follows:

(in millions)
Processing
Grains/Foods	$2
Meats	—
Energy	17

Trading
Grains/Foods	$33
Meats	4
Energy	—

ConAgra Foods, Inc. and Subsidiaries
Part I — Financial Information

Foreign Currency Risk

In order to reduce exposures related to changes in foreign currency exchange rates, the Company may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of its operations and trading activities.  This activity primarily relates to hedging against foreign currency risk in purchasing inventory, capital equipment, sales of finished goods and future settlement of foreign denominated assets and liabilities.

One measure of market risk exposure can be determined using sensitivity analysis.  Sensitivity analysis is the measurement of potential loss of fair value resulting from a hypothetical change of 10% in exchange rates.  Actual changes in exchange rates may differ from hypothetical changes.  This sensitivity analysis excludes the underlying foreign denominated transactions that are being hedged, which have a high inverse correlation to price changes of the derivative commodity instrument.

Based on the Company’s operations-related net foreign currency derivative positions at the end of the first quarter of fiscal 2007, the maximum potential loss of fair value resulting from a hypothetical change of 10% in market prices was $12 million.

Item 4.   Controls and Procedures

The Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of August 27, 2006.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated any change in the Company’s internal control over financial reporting and determined that there were no significant changes in the Company’s internal controls over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, such internal controls.

ConAgra Foods, Inc. and Subsidiaries
Part II — Other Information

Item 1.   Legal Proceedings

The Company is currently conducting discussions with the SEC Staff regarding a possible settlement of certain matters disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 2006.  Based on discussions to date, the Company estimates the amount of such settlement and related payments to be approximately $47.7 million.  The Company recorded charges of $25 million in fiscal 2004, $21.5 million in the third quarter of 2005, and $1.2 million in the first quarter of fiscal 2007 in connection with the expected settlement of these matters.  There can be no assurance that the negotiations with the SEC Staff will ultimately be successful or that the SEC will accept the terms of any settlement that is negotiated with the SEC Staff.

Three purported class actions have been consolidated in the United States District Court for Nebraska, Berlien v. ConAgra Foods, Inc., et. al. Case No. 805CV292 filed on June 21, 2005, Calvacca v. ConAgra Foods, Inc., et. al. Case No. 805CV00318 filed on June 30, 2005, and Woods v. ConAgra Foods, Inc., et. al. Case No. 805CV493 filed on July 26, 2005. Each lawsuit is against the Company and its former chief executive officer.  The lawsuits allege violations of the federal securities laws in connection with the events resulting in the Company’s April 2005 restatement of its financial statements and related matters. Each complaint seeks a declaration that the action is maintainable as a class action and that the plaintiff is a proper class representative, unspecified compensatory damages, reasonable attorneys’ fees and any other relief deemed proper by the court.  On September 19, 2006, the Court granted the Defendants’ Motion to Dismiss these lawsuits with leave for Plaintiffs to amend their Complaint.  The Company believes the lawsuits are without merit and intends to vigorously defend the actions.

Four derivative actions were filed by shareholder plaintiffs, purportedly on behalf of the Company, three of the actions were filed in the United States District Court for Nebraska, Case No. 805CV342 and Case No. 805CV343 filed on July 15, 2005, and Case No. 405CV3183 filed on July 26, 2005 and the fourth action was filed on December 12, 2005 in the District Court for Douglas County, Nebraska, Case No. 1056-745.  The fourth action, a state court proceeding, was stayed pending a determination on the motion to dismiss in the federal court cases. The complaints alleged that the defendants, directors and certain executive officers of the Company during the relevant times, breached fiduciary duties in connection with events resulting in the Company’s April 2005 restatement of its financial statements and related matters. The actions seek, inter alia, recovery to the Company, which was named as a nominal defendant in the action, of damages allegedly sustained by the Company and for reimbursement and restitution.  On September 27, 2006, the United States District Court for Nebraska granted defendant’s motion to dismiss in the three federal cases and entered judgment in favor of defendant.

Three purported class actions were filed in United States District Court for Nebraska, Rantala v. ConAgra Foods, Inc., et. al. Case No. 805CV349, and Bright v. ConAgra Foods, Inc., et. al., Case No. 805CV348 on July 18, 2005 and Boyd v. ConAgra Foods, Inc., et. al., Case No. 805CV386 on August 8, 2005.  The lawsuits are against the Company and its directors and its employee benefits committee on behalf of participants in the Company’s employee retirement income savings plans. The lawsuits allege violations of the Employee Retirement Income Security Act (ERISA) in connection with the events resulting in the Company’s April 2005 restatement of its financial statements and related matters. Each complaint seeks an unspecified amount of damages, injunctive relief, attorneys’ fees and other equitable monetary relief.  On June 9, 2006, the Court denied the Defendants’ Motion to Dismiss.  The Company believes the lawsuits are without merit and intends to vigorously defend the actions.

The Company is a party to a number of other lawsuits and claims arising out of the operation of its businesses as reported in its Form 10-K for the fiscal year ended May 28, 2006.

ConAgra Foods, Inc. and Subsidiaries
Part II — Other Information

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the total number of shares purchased during the first quarter of fiscal 2007, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that may yet be Purchased under the Program (1)

May 29 through June 25, 2006	—	—	—	$202,900,000

June 26 through July 23, 2006	832,600	$22.10	832,600	$184,500,000

July 24 through August 27, 2006	1,585,786	$21.76	1,585,786	$150,000,000

Total Fiscal 2007 First Quarter Activity	2,418,386	$21.87	2,418,386	$150,000,000

(1)             Pursuant to the share repurchase plan announced on December 4, 2003 of up to $1 billion.  The Company has repurchased 33.2 million shares at a cost of $850 million through August 27, 2006.  This program has no expiration date.

Note:  On September 28, 2006, the Company’s Board of Directors authorized the repurchase of up to an additional $500 million of the Company’s shares.  The Company plans to repurchase shares periodically depending on market conditions and may make purchases in the open market or through privately negotiated transactions.

ConAgra Foods, Inc. and Subsidiaries
Part II — Other Information

Item 4.   Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of stockholders was held on September 28, 2006 (following the end of the period covered by this report).  The vote for each matter voted upon at the meeting is set forth below:

Election of Directors:

	FOR	WITHHELD
David H. Batchelder	438,865,632	12,989,546
Steven F. Goldstone	438,646,711	13,208,467
Mark H. Rauenhorst	435,477,252	16,377,926
Gary M. Rodkin	444,232,054	7,623,124

Approval of the ConAgra Foods 2006 Stock Plan:

FOR:	316,777,783
AGAINST:	46,129,227
ABSTAIN:	5,047,753
BROKER NON-VOTES:	83,002,487

Ratification of the appointment of KPMG as independent auditors for fiscal year 2007:

FOR:	444,493,661
AGAINST:	2,722,871
ABSTAIN:	3,740,716
BROKER NON-VOTES:	0

ConAgra Foods, Inc. and Subsidiaries
Part II — Other Information

Item 6.   Exhibits

(A)     Exhibits

3.1	Amended and Restated By-Laws of ConAgra Foods, Inc.

10.24

Form of Stock Option Agreement for Non-Employee Directors (ConAgra Foods 2006 Stock Plan) incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ current report on Form 8-K dated October 3, 2006

12	Statement regarding computation of ratio of earnings to fixed charges

18	Letter re change in accounting principle

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificates

ConAgra Foods, Inc. and Subsidiaries
Part II — Other Information

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

By:

/s/ John F. Gehring

John F. Gehring
Senior Vice President and Corporate Controller

Dated this 5th day of October, 2006.

ConAgra Foods, Inc. and Subsidiaries
Exhibit Index

EXHIBIT	DESCRIPTION	PAGE

3.1	Amended and Restated By-Laws of ConAgra Foods, Inc.	52

10.24

Form of Stock Option Agreement for Non-Employee Directors (ConAgra Foods 2006 Stock Plan) incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ current report on Form 8-K dated October 3, 2006

12	Statement regarding computation of ratio of earnings to fixed charges	67

18	Letter re change in accounting principle	68

31.1	Section 302 Certificate of Chief Executive Officer	69

31.2	Section 302 Certificate of Chief Financial Officer	70

32.1	Section 906 Certificates	71