Form 10-Q
period 2006-11-26
CONAGRA FOODS INC /DE/
filed 2007-01-05
CIK 23217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 26, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐        No    ☒

Number of shares outstanding of issuer’s common stock, as of December 22, 2006, was 505,165,952.

Table of Contents

Part I.	FINANCIAL INFORMATION

	Item 1	Financial Statements

Unaudited Condensed Consolidated Statements of Earnings for the Thirteen and Twenty-six Weeks ended November 26, 2006 and November 27, 2005

Unaudited Condensed Consolidated Statements of Comprehensive Income for the Thirteen and Twenty-six Weeks ended November 26, 2006 and November 27, 2005

Unaudited Condensed Consolidated Balance Sheets as of November 26, 2006, May 28, 2006 and November 27, 2005

Unaudited Condensed Consolidated Statements of Cash Flows for the Twenty-six Weeks ended November 26, 2006 and November 27, 2005

Notes to Unaudited Condensed Consolidated Financial Statements

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3	Quantitative and Qualitative Disclosures About Market Risk

	Item 4	Controls and Procedures

Part II.	OTHER INFORMATION

	Item 1	Legal Proceedings

	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

	Item 4	Submission of Matters to a Vote of Security Holders

	Item 6	Exhibits

Signatures

Exhibit Index
Exhibit 10.23.1
Exhibit 10.25
Exhibit 10.26
Exhibit 10.27
Exhibit 12
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

Part I — Financial Information
Item 1.  Condensed Consolidated Financial Statements
ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions except per share amounts)
(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	November 26, 2006	November 27, 2005	November 26, 2006	November 27, 2005
Net sales	$3,088.7	$3,002.0	$5,777.3	$5,675.8
Costs and expenses:
Cost of goods sold	2,278.4	2,270.6	4,304.0	4,273.7
Selling, general and administrative expenses	450.4	450.4	887.6	867.4
Interest expense, net	52.1	68.6	110.1	141.0
Gain on sale of Pilgrim’s Pride Corporation common stock	—	—	—	329.4

Income from continuing operations before income taxes and equity method investment earnings (loss)	307.8	212.4	475.6	723.1
Income tax expense	119.1	79.5	180.6	257.1
Equity method investment earnings (loss)	12.6	(16.7)	14.8	(30.6)

Income from continuing operations	201.3	116.2	309.8	435.4

Income from discontinued operations, net of tax	12.0	36.3	70.2	64.4

Net income	$213.3	$152.5	$380.0	$499.8

Earnings per share — basic
Income from continuing operations	$0.40	$0.22	$0.61	$0.84
Income from discontinued operations	0.02	0.07	0.14	0.12
Net income	$0.42	$0.29	$0.75	$0.96

Earnings per share — diluted
Income from continuing operations	$0.39	$0.22	$0.61	$0.84
Income from discontinued operations	0.03	0.07	0.13	0.12
Net income	$0.42	$0.29	$0.74	$0.96

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	November 26, 2006	November 27, 2005	November 26, 2006	November 27, 2005
Net income	$213.3	$152.5	$380.0	$499.8

Other comprehensive income (loss):
Net derivative adjustment, net of tax	(4.7)	1.1	(1.3)	29.8
Unrealized gain (loss) on available-for-sale securities, net of tax:
Unrealized holding gains (losses) arising during the period	1.7	3.2	2.1	(16.6)
Less: reclassification adjustment for gains included in net income	(0.8)	—	(2.3)	(95.3)
Currency translation adjustment:
Unrealized holding gains (losses) arising during the period	(8.4)	9.2	(6.4)	9.1
Less: reclassification adjustment for losses included in net income	21.7	—	21.7	—
Minimum pension liability, net of tax	3.1	—	4.1	—

Comprehensive income	$225.9	$166.0	$397.9	$426.8

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in millions except share data)
(unaudited)

	November 26, 2006	May 28, 2006	November 27, 2005

ASSETS
Current assets
Cash and cash equivalents	$803.5	$331.6	$687.4
Receivables, less allowance for doubtful accounts of $25.0, $27.8 and $31.2	1,115.5	1,178.1	1,301.4
Inventories	2,587.7	2,130.6	2,449.4
Prepaid expenses and other current assets	1,213.3	889.0	558.9
Current assets held for sale	—	261.0	460.2
Total current assets	5,720.0	4,790.3	5,457.3

Property, plant and equipment	4,814.1	4,829.5	4,802.5
Less accumulated depreciation	(2,659.4)	(2,561.1)	(2,468.6)
Property, plant and equipment, net	2,154.7	2,268.4	2,333.9

Goodwill	3,442.4	3,445.6	3,446.1
Brands, trademarks and other intangibles, net	796.5	799.5	800.1
Other assets	242.9	233.5	428.4
Noncurrent assets held for sale	—	433.1	839.1
	$12,356.5	$11,970.4	$13,304.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable	$5.6	$10.0	$10.7
Current installments of long-term debt	20.8	421.1	920.4
Accounts payable	992.7	867.6	976.8
Advances on sales	149.4	103.2	211.4
Accrued payroll	291.7	310.8	227.1
Other accrued liabilities	1,497.0	1,247.5	1,296.1
Current liabilities held for sale	—	4.6	66.7
Total current liabilities	2,957.2	2,964.8	3,709.2

Senior long-term debt, excluding current installments	3,131.7	2,754.8	3,036.8
Subordinated debt	400.0	400.0	400.0
Other noncurrent liabilities	1,130.0	1,197.6	1,127.8
Noncurrent liabilities held for sale	—	3.2	5.0
Total liabilities	7,618.9	7,320.4	8,278.8
Commitments and contingencies (Note 11)
Common stockholders’ equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 566,256,801, 566,214,311 and 566,186,464	2,831.3	2,831.1	2,830.9
Additional paid-in capital	788.6	764.0	757.4
Retained earnings	2,650.7	2,454.6	2,655.3
Accumulated other comprehensive income (loss)	(4.0)	(21.8)	(29.0)
Less treasury stock, at cost, 61,570,244, 55,352,988 and 46,947,140 common shares	(1,529.0)	(1,375.7)	(1,185.6)
	4,737.6	4,652.2	5,029.0

Less unearned restricted stock	—	(2.2)	(2.9)
Total common stockholders’ equity	4,737.6	4,650.0	5,026.1
	$12,356.5	$11,970.4	$13,304.9

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(dollars in millions except share data)
(unaudited)

	Twenty-six weeks ended
	November 26, 2006	November 27, 2005

Cash flows from operating activities:
Net income	$380.0	$499.8
Income from discontinued operations	70.2	64.4
Income from continuing operations	309.8	435.4
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	176.8	148.8
Gain on sale of Pilgrim’s Pride Corporation common stock, pretax (see Note 2)	—	(329.4)
Gain (loss) on sale of fixed assets	(2.3)	1.9
Gain (loss) on sale of businesses and equity method investments	(22.1)	0.7
Undistributed earnings of affiliates	(8.1)	(6.9)
Non-cash impairments of investments	—	45.2
Other items (includes pension and other postretirement benefits)	(29.4)	10.1
Change in operating assets and liabilities:
Accounts receivable	(49.1)	(36.6)
Inventory	(462.7)	(315.6)
Prepaid expenses and other current assets	(467.4)	113.0
Accounts payable and advances on sales	230.0	288.4
Other accrued liabilities	267.3	(5.7)
Net cash flows from operating activities — continuing operations	(57.2)	349.3
Net cash flows from operating activities — discontinued operations	78.1	116.3
Net cash flows from operating activities	20.9	465.6

Cash flows from investing activities:
Purchases of marketable securities	(1,074.6)	—
Sales of marketable securities	1,075.4	—
Additions to property, plant and equipment	(137.0)	(120.4)
Sale of Swift note receivable	117.4	—
Sale of Pilgrim’s Pride Corporation common stock	—	482.4
Sale of property, plant and equipment	101.9	3.9
Sale of businesses and equity method investments	72.3	30.5
Notes receivable and other items	0.6	(3.2)
Net cash flows from investing activities — continuing operations	156.0	393.2
Net cash flows from investing activities — discontinued operations	664.5	0.5
Net cash flows from investing activities	820.5	393.7

Cash flows from financing activities:
Net short-term borrowings	(4.4)	2.2
Repayment of long-term debt	(25.0)	(113.3)
Repurchase of ConAgra Foods common shares	(202.9)	—
Cash dividends paid	(185.2)	(282.3)
Proceeds from exercise of employee stock options	45.3	14.2
Other items	2.7	(0.3)
Net cash flows from financing activities — continuing operations	(369.5)	(379.5)
Net cash flows from financing activities — discontinued operations	—	—
Net cash flows from financing activities	(369.5)	(379.5)

Net change in cash and cash equivalents	471.9	479.8
Cash and cash equivalents at beginning of period	331.6	207.6
Cash and cash equivalents at end of period	$803.5	$687.4

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-Six Weeks ended November 26, 2006 and November 27, 2005

(columnar dollars in millions except per share amounts)

1.              Summary of Significant Accounting Policies

The unaudited financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented.  The adjustments are of a normal recurring nature, except as otherwise noted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the ConAgra Foods, Inc. (the “Company”) fiscal 2006 annual report on Form 10-K, as updated via the Company’s Form 8-K as filed on November 20, 2006.

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

Cash and Cash Equivalents — Cash and all highly liquid investments with a maturity of three months or less at the date of acquisition, including short-term time deposits, government agency and corporate obligations, are classified as cash and cash equivalents.  Cash deposits in margin accounts of $232 million are included in prepaid and other current assets in the Company’s consolidated balance sheet at November 26, 2006.

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

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-Six Weeks ended November 26, 2006 and November 27, 2005

(columnar dollars in millions except per share amounts)

issued in lieu of cash bonuses.  In addition, the Company grants restricted share equivalents pursuant to plans approved by stockholders which are ultimately settled in cash based on the market price of the Company’s stock as of the date the award is fully vested.

During the first quarter of fiscal 2007, the Company adopted the provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123—revised 2004, Share-Based Payment (“SFAS No. 123R”), which replaced SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period.  The Company elected the modified-prospective transition method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new grants and to grants that were outstanding prior to the effective date and are subsequently modified.  Estimated future compensation expense for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures.  See Note 5 for further information regarding the Company’s stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if the Company had followed the fair value recognition provisions of SFAS No. 123 for all outstanding and unvested stock options.

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

The following details the income tax expense (benefit) on components of other comprehensive income (loss):

	Thirteen weeks ended		Twenty-six weeks ended
	November 26, 2006	November 27, 2005	November 26, 2006	November 27, 2005
Net derivative adjustment	$(2.1)	$1.9	$(0.2)	$18.4
Unrealized gains (losses) on available-for-sale securities	1.0	1.9	1.2	(9.7)
Less: reclassification adjustment for gains included in net income	(0.5)	—	(1.3)	(54.8)
Minimum pension liability	—	—	0.7	—
	$(1.6)	$3.8	$0.4	$(46.1)

Accounting Changes — In addition to the adoption of SFAS No. 123R, as discussed in the Share-Based Compensation section above, the Company changed two other accounting methods effective May 29, 2006:

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-Six Weeks ended November 26, 2006 and November 27, 2005

(columnar dollars in millions except per share amounts)

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

The Company adopted this change as a result of significant changes in its marketing strategies and management’s belief that the new method results in a more objective measure of quarterly expense that will better support planning and resource allocation decisions by management.  The new policy of expensing advertising as incurred eliminates the need to estimate overall expected sales, expenses, and the benefit period of the advertising on an interim basis, and conforms the Company’s interim accounting policy with that used to prepare the annual financial statements.  The change has been applied retrospectively to all prior interim periods and advertising expense for such interim periods has been restated.  The impact of the change in accounting methods was to increase advertising and promotion expense by approximately $24 million ($15 million after tax), or $0.03 per diluted share for both the second quarter and first half of fiscal 2007, respectively.  The impact on the second quarter and first half of fiscal 2006 was to increase advertising expense by approximately $17.2 million and $25.1 million ($10.6 million and $15.4 million after tax), or $0.02 and $0.03 per diluted share, respectively.  There will be no impact on any annual reporting periods.

Recently Issued Accounting Pronouncements — In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantify misstatements based on their impact on each of the Company’s financial statements and related disclosures. SAB 108 is effective as of the end of the Company’s fiscal 2007, allowing a one-time transitional cumulative effect adjustment to retained earnings as of May 29, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. Management is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the Company’s 2009 fiscal year.  Management is currently evaluating the impact of adopting SFAS No. 157 on the Company’s consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires that the Company recognize the overfunded or underfunded status of its defined benefit and retiree medical plans (the “Plans”) as an asset or liability in the Company’s fiscal 2007 year-end balance sheet, with changes in the funded status recognized through comprehensive

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-Six Weeks ended November 26, 2006 and November 27, 2005

(columnar dollars in millions except per share amounts)

income in the year in which they occur.  SFAS No. 158 also requires the Company, no later than fiscal 2009, to measure the funded status of its Plans as of the Company’s year-end balance sheet date versus the current measurement date of February 28. Management is currently evaluating the impact of adopting SFAS No. 158 on the Company’s consolidated financial position and results of operations.

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

Reclassifications — The Company previously classified the estimated cost of financing certain inventories in its Trading and Merchandising segment in cost of goods sold.  The Company has reclassified $6.4 million and $10.7 million from cost of goods sold to interest expense for the second quarter and first half of fiscal 2006, respectively.  Certain other reclassifications have been made to prior year amounts to conform to current year classifications.

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

2.      Discontinued Operations and Assets Held for Sale

Packaged Meats Operations

During the second quarter of fiscal 2007, the Company completed its divestiture of the packaged meats operations for proceeds of approximately $543 million, resulting in no significant gain or loss.  Based upon the Company’s estimate of proceeds from the sale of this business, the Company recognized impairment charges totaling $240.4 million ($209.3 million after tax) in the second half of fiscal 2006 to reflect the net assets of this business at its estimated fair value, less costs to sell, in accordance with SFAS No. 144, Accounting for the

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-Six Weeks ended November 26, 2006 and November 27, 2005

(columnar dollars in millions except per share amounts)

Impairment or Disposal of Long-Lived Assets.  Based on the final negotiations of this transaction, the Company recognized an additional impairment charge of approximately $19.7 million ($12.1 million after tax) in the first quarter of fiscal 2007.  The Company reflects the results of these operations as discontinued operations for all periods presented.  The assets and liabilities of the divested packaged meats business are classified as assets and liabilities held for sale within the Company’s consolidated balance sheets for all periods prior to divestiture.

During the first half of fiscal 2007, the Company decided to discontinue the production of certain branded deli meats products concurrent with the disposition of the packaged meats business, discussed above.  Accordingly, the Company has reclassified the results of operations associated with this branded deli meats business to discontinued operations for all periods presented.

Packaged Cheese Operations

During the first quarter of fiscal 2007, the Company completed its divestiture of the packaged cheese business for proceeds of approximately $97.6 million, resulting in a pre-tax gain of $57.8 million ($32.0 million after tax).  Accordingly, the Company reflects the results of these operations as discontinued operations for all periods presented.  The assets and liabilities of the divested packaged cheese business are classified as assets and liabilities held for sale within the Company’s consolidated balance sheets for all periods prior to divestiture.

Cook’s Ham Business

During the fourth quarter of fiscal 2006, the Company completed its divestiture of its Cook’s Ham business for proceeds of approximately $301.0 million, resulting in a pre-tax gain of $110.1 million ($38.0 million after tax).  Accordingly, the Company reflects the results of this business as discontinued operations for all periods presented.  The assets and liabilities divested are classified as assets and liabilities held for sale within the Company’s consolidated balance sheets for all periods prior to divestiture.

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

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-Six Weeks ended November 26, 2006 and November 27, 2005

(columnar dollars in millions except per share amounts)

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

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-Six Weeks ended November 26, 2006 and November 27, 2005

(columnar dollars in millions except per share amounts)

	Thirteen weeks ended		Twenty-six weeks ended
	November 26, 2006	November 27, 2005	November 26, 2006	November 27, 2005
Net sales	$210.1	$809.6	$712.6	$1,514.8
Income from operations of discontinued operations before income taxes	21.4	56.5	55.5	91.8
Long-lived asset impairment charge	(1.4)	—	(1.4)	—
Net gain (loss) from disposal of businesses	(0.5)	—	65.3	6.0

Income before income taxes	19.5	56.5	119.4	97.8

Income tax expense	(7.5)	(20.2)	(49.2)	(33.4)
Income from discontinued operations, net of tax	$12.0	$36.3	$70.2	$64.4

Other Assets Held for Sale

During the third quarter of fiscal 2006, the Company initiated a plan to dispose of a refrigerated pizza business with annual revenues of less than $70 million.  During the second quarter of fiscal 2007, the Company disposed of this business for proceeds of approximately $22.0 million, resulting in no significant gain or loss.  Due to the Company’s expected significant continuing cash flows associated with this business, the results of operations of this business are included in continuing operations for all periods presented.  The assets and liabilities of this business are classified as assets and liabilities held for sale in the consolidated balance sheets for all periods prior to the sale.

During the second quarter of fiscal 2007, the Company completed the disposal of an oat milling business for proceeds of approximately $34.5 million, subject to final working capital adjustments, resulting in a pre-tax gain of $17.6 million ($10.9 million after tax).  Due to the Company’s expected significant continuing cash flows associated with this business, the results of operations of this business are included in continuing operations for all periods presented.  The assets and liabilities of this business are classified as assets and liabilities held for sale in the consolidated balance sheets for all periods prior to the sale.

During the third quarter of fiscal 2006, the Company initiated a plan to dispose of two aircraft.  During the first quarter of fiscal 2007, these two aircraft were sold for proceeds of approximately $31.4 million, resulting in pre-tax gains totaling approximately $4.3 million.  These long-lived assets are classified as assets held for sale in the consolidated balance sheets for all periods prior to the sale.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-Six Weeks ended November 26, 2006 and November 27, 2005

(columnar dollars in millions except per share amounts)

The assets and liabilities classified as held for sale as of November 26, 2006, May 28, 2006 and November 27, 2005 are as follows:

	November 26, 2006	May 28, 2006	November 27, 2005

Receivables, less allowances for doubtful accounts	$—	$7.1	$63.0
Inventories	—	253.9	397.2
Current assets held for sale	$—	$261.0	$460.2

Property, plant and equipment, net	$—	$419.1	$473.8
Goodwill and other intangibles	—	14.0	365.3
Noncurrent assets held for sale	$—	$433.1	$839.1

Accounts payable	$—	$1.7	$36.2
Other accrued liabilities and advances on sales	—	2.9	30.5
Current liabilities held for sale	$—	$4.6	$66.7

Other noncurrent liabilities	$—	$3.2	$5.0
Noncurrent liabilities held for sale	$—	$3.2	$5.0

3.              Goodwill and Other Identifiable Intangible Assets

Goodwill by reporting segment was as follows:

	November 26, 2006	May 28, 2006	November 27, 2005
Consumer Foods	$3,252.1	$3,253.0	$3,258.2
International Foods	87.3	89.4	85.0
Food and Ingredients	87.1	87.3	87.0
Trading and Merchandising	15.9	15.9	15.9
Total	$3,442.4	$3,445.6	$3,446.1

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-Six Weeks ended November 26, 2006 and November 27, 2005

(columnar dollars in millions except per share amounts)

Other identifiable intangible assets were as follows:

	November 26, 2006		May 28, 2006		November 27, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$771.8	$—	$773.1	$—	$773.5	$—
Amortizing intangible assets	41.6	16.9	41.9	15.5	41.9	15.2
	$813.4	$16.9	$815.0	$15.5	$815.4	$15.2

Non-amortizing intangible assets are comprised of the following balances:

	November 26, 2006	May 28, 2006	November 27, 2005
Brands/Trademarks	$752.6	$752.6	$752.6
Pension Intangible Asset	19.2	19.1	19.5
Miscellaneous	—	1.4	1.4
Total non-amortizing intangible assets	$771.8	$773.1	$773.5

Amortizing intangible assets, carrying a weighted average life of approximately 16 years, are principally composed of licensing arrangements and customer lists.  Based on amortizing assets recognized in the Company’s balance sheet as of November 26, 2006, amortization expense is estimated to be approximately $2.9 million for each of the next five years.

4.              Derivative Financial Instruments

The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities.  As of November 26, 2006, May 28, 2006 and November 27, 2005, the fair value of derivatives recognized within prepaid expenses and other current assets was $636.8 million, $401.1 million and $357.5 million, respectively, while the amount recognized within other accrued liabilities was $396.6 million, $283.8 million and $209.3 million, respectively.

For the quarters ending November 26, 2006 and November 27, 2005, the ineffectiveness associated with derivatives designated as cash flow and fair value hedges from continuing operations resulted in a loss of $4.0 million and a gain of $9.4 million, respectively.  Hedge ineffectiveness is recognized within net sales, cost of goods sold or interest expense, depending on the nature of the hedge.  The Company does not exclude any component of the hedging instrument’s gain or loss when assessing effectiveness.

Generally, the Company hedges a portion of its anticipated consumption of certain commodity inputs for periods ranging from 12 to 36 months.  The Company may enter into longer-term hedges on particular commodities if deemed appropriate.  As of November 26, 2006, the Company had hedged certain portions of its anticipated consumption of commodity inputs through March 2008.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-Six Weeks ended November 26, 2006 and November 27, 2005

(columnar dollars in millions except per share amounts)

As of November 26, 2006, May 28, 2006 and November 27, 2005, the net deferred gain recognized in accumulated other comprehensive income was $13.0 million, $14.3 million, and $37.4 million, net of tax, respectively. The Company anticipates a gain of $8.8 million, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings over the next 12 months ending November 25, 2007.  The Company anticipates a gain of $4.2 million, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings subsequent to November 25, 2007.

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

Of the $2.5 billion interest rate swaps closed out in fiscal 2004, $2.0 billion of the interest rate swaps had been used to effectively convert certain of the Company’s fixed rate debt into floating rate debt.  These interest rate swaps were accounted for as fair value hedges and resulted in no recognition of ineffectiveness in the statement of earnings as the interest rate swaps’ provisions matched the applicable provisions of the hedged debt.  The Company’s net interest expense was reduced by $1.0 million and $2.2 million due to the net impact of previously closed interest rate swap agreements in the second quarter and first half of fiscal 2007, respectively, and was reduced by $3.0 million and $7.0 million, respectively, in the comparable period of fiscal 2006.

5.                          Share-based Payments

In accordance with stockholder-approved plans, the Company issues share-based payments under various stock-based compensation arrangements, including stock options, restricted stock, performance shares, and other share-based awards.

On September 28, 2006, the stockholders approved the ConAgra Foods 2006 Stock Plan, which authorizes the issuance of up to 30 million shares of ConAgra Foods common stock.  The Company will not issue any new stock awards under the 1990, 1995 or 2000 Stock Plans.  At November 26, 2006, approximately 29.9 million shares were reserved for granting additional options, restricted stock, bonus stock awards, or other share-based awards.

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

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-Six Weeks ended November 26, 2006 and November 27, 2005

(columnar dollars in millions except per share amounts)

The fair value of each option is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted during the first half of fiscal 2007:

Expected volatility (%)	19.50
Dividend yield (%)	3.27
Risk-free interest rates (%)	5.04
Expected life of stock option (years)	4.63

The expected volatility is based on the historical market volatility of the Company’s stock over the expected life of the stock options granted.  The expected life represents the period of time that the awards are expected to be outstanding and is based on the contractual term of each instrument, taking into account employees’ historical exercise and termination behavior.

A summary of the option activity as of November 26, 2006, and changes during the twenty-six weeks then ended is presented below:

	2007
Options	Number of Options (in Millions)	Weighted Average Exercise Price ($)	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($ in Millions)
Outstanding at May 29, 2006	27.5	$24.24
Granted	6.3	$22.14
Exercised	(2.1)	$21.89		$4.5
Forfeited	(1.0)	$23.56
Expired	(2.5)	$25.31
Outstanding at November 26, 2006	28.2	$23.88	6.13	$55.1
Options exercisable at November 26, 2006	16.8	$24.67	5.10	$27.3

The Company recognizes compensation expense using the straight-line method over the requisite service period.  During the first half of fiscal 2007 and fiscal 2006, the Company granted 6.3 million options and 6.4 million options, respectively, with a weighted average grant date value of $3.89 and $4.55, respectively.  The total intrinsic value of options exercised during the twenty-six weeks ended November 26, 2006 was $4.5 million.  The intrinsic value is calculated as the difference between the market value of the Company’s common stock as of November 24, 2006 (the last trading day of the fiscal quarter) and the exercise price of the options.  The market value of the Company’s common stock was $25.02 per share on November 24, 2006.

Compensation expense and the related tax benefit for stock option awards totaled $5.3 million and $1.9 million, respectively, for the thirteen weeks ended November 26, 2006, while the compensation expense and related tax benefit totaled $9.9 million and $3.6 million, respectively, for the first half of fiscal 2007.  No compensation expense was recognized in the prior year related to options as past awards (pre-SFAS No. 123R adoption) were accounted for under APB No. 25.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-Six Weeks ended November 26, 2006 and November 27, 2005

(columnar dollars in millions except per share amounts)

At November 26, 2006, the Company had $33.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over a weighted average period of 1.4 years.

Cash received from option exercises for the thirteen weeks ended November 26, 2006 and November 27, 2005 was $29.1 million and $8.3 million, respectively, while the cash received from options exercised for the first half of 2007 and 2006 was $46.8 million and $16.2 million, respectively.  The actual tax benefit realized for the tax deductions from option exercises totaled $1.3 million and $0.4 million for the thirteen weeks ended November 26, 2006 and November 27, 2005, respectively, and $1.6 million and $0.8 million for the first half of 2007 and 2006, respectively.

Share Unit Plans

In accordance with stockholder-approved plans, the Company issues stock under various stock-based compensation arrangements, including restricted stock and other share-based plans.  These share unit plans generally have requisite service periods of three to five years.  Under each arrangement, stock is issued without direct cost to the employee.  The Company estimates the fair value of the share units based upon the market price of the Company’s stock at the date of grant.  Certain share unit grants do not provide for the payment of dividend equivalents to the participant during the requisite service period (vesting period).  For those grants, the value of the grants is reduced by the net present value of the foregone dividend equivalent payment.  The Company recognizes compensation expense for share unit awards on a straight-line basis over the requisite service period.  The compensation expense for the Company’s restricted stock-based awards totaled $2.8 million and $9.4 million for the thirteen weeks ended November 26, 2006 and November 27, 2005, respectively, and $4.8 million and $13.5 million for the twenty-six weeks ended November 26, 2006 and November 27, 2005, respectively.  The tax benefit related to the compensation expense for the thirteen weeks ended November 26, 2006 and November 27, 2005 was $1.0 million and $3.4 million, respectively, while the tax benefit related to the compensation expense for the twenty-six weeks ended November 26, 2006 and November 27, 2005 was $1.8 million and $4.9 million, respectively.

The following table summarizes the nonvested shares as of November 26, 2006, and changes during the twenty-six weeks then ended:

Share Units	Shares (in Millions)	Weighted Average Grant-Date Fair Value ($)
Nonvested share units at May 29, 2006	2.29	$25.04
Granted	0.69	$22.20
Vested/Issued	(0.11)	$24.81
Forfeited	(0.36)	$25.04
Nonvested share units at November 26, 2006	2.51	$23.98

The total fair value of shares vested during the twenty-six weeks ended November 26, 2006 and November 27, 2005 was $2.6 million and $18.8 million, respectively.

At November 26, 2006, the Company had $21.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to share unit plans that will be recognized over a weighted average period of 2.5 years.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-Six Weeks ended November 26, 2006 and November 27, 2005

(columnar dollars in millions except per share amounts)

Performance Based Share Plan

Under its 2007 Performance Share Plan, adopted pursuant to shareholder approved incentive plans, the Company grants selected executives and other key employees performance share awards with vesting contingent upon the Company meeting various Company-wide performance goals.  The performance goals are based upon Company earnings before interest and taxes (EBIT) and Company return on average invested capital (ROAIC) measured over a defined performance period.  The awards actually earned will range from zero to three hundred percent of the targeted number of performance shares.  Generally, for the three-year performance period beginning with fiscal year 2007, up to one-third of the targeted performance shares may be earned in fiscal year 2007 based upon Company performance for fiscal year 2007; up to one-third of the targeted performance shares may be earned in fiscal year 2008 based upon Company performance for the entire performance period, representing cumulative performance in 2007 and 2008; and the balance of the targeted performance shares, and any above target payout, may be earned based upon cumulative performance for the entire performance period which concludes at the end of fiscal year 2009.  In no event will the amount paid in each of fiscal 2007 and fiscal 2008 exceed one-third of the three-year target.

The fair value of each grant was estimated based upon the Company’s stock price on the date of grant.  Management must evaluate, on a quarterly basis, the probability that the target performance goals will be met and the anticipated level of attainment in order to determine the amount of compensation cost to recognize in the financial statements.  If such defined performance goals are not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed.  As these awards contain both a service condition and performance conditions in order to vest and a certain portion of the award (tranche) may vest each fiscal year within the performance period, the Company recognizes compensation expense for these awards over the requisite service period for each separately vesting tranche.

A summary of the activity for performance based stock as of November 26, 2006, and changes during the twenty-six weeks then ended is presented below:

Performance Shares	Shares (in Millions)	Weighted Average Grant-Date Fair Value ($)
Nonvested share units at May 29, 2006	—	—
Granted	1.8	$22.20
Vested/Issued	—	—
Forfeited	—	—
Nonvested share units at November 26, 2006	1.8	$22.20

The compensation expense for the Company’s performance based stock awards totaled $9.2 million and $14.0 million, respectively, for the thirteen and twenty-six weeks ended November 26, 2006.  The tax benefit related to the compensation expense for the thirteen and twenty-six weeks ended November 26, 2006 was $3.4 million and $5.1 million, respectively.

At November 26, 2006, the Company had $45.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to performance shares that will be recognized over a weighted average period of 2.5 years.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-Six Weeks ended November 26, 2006 and November 27, 2005

(columnar dollars in millions except per share amounts)

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

Restricted Cash	Share Equivalents (in Millions)	Intrinsic Value
Outstanding share units at May 29, 2006	1.51	$22.72
Granted	0.03	$25.02
Vested/Issued	(0.05)	$22.19
Forfeited	(0.27)	$22.19
Outstanding share units at November 26, 2006	1.22	$25.02

The compensation expense for the Company’s restricted cash awards totaled $2.8 million and $6.8 million for the thirteen weeks ended November 26, 2006 and November 27, 2005, respectively, while the tax benefit related to the compensation expense for the same periods was a benefit of $1.0 million and $2.5 million, respectively.  The compensation expense totaled $4.6 million and $6.6 million for the twenty-six weeks ended November 26, 2006 and November 27, 2005, respectively, while the tax benefit related to the compensation expense for the same period totaled $1.7 million and $2.4 million, respectively.  The total share-based liabilities paid during the twenty-six weeks ended November 26, 2006 and November 27, 2005 was $1.0 million and $8.1 million, respectively.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-Six Weeks ended November 26, 2006 and November 27, 2005

(columnar dollars in millions except per share amounts)

The following table illustrates the pro forma effect on net income and earnings per share assuming the Company had followed the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all outstanding and unvested stock options and other stock-based compensation for the thirteen and twenty-six weeks ended November 27, 2005.

	Thirteen weeks ended	Twenty-six weeks ended
	November 27, 2005	November 27, 2005
Net income, as reported	$152.5	$499.8
Add: Stock-based employee compensation included in reported net income, net of related tax effects	1.6	4.2
Deduct: Total stock-based compensation expense determined under fair value based method, net of related tax effects	(4.3)	(9.5)
Pro forma net income	$149.8	$494.5

Earnings per share:
Basic earnings per share — as reported	$0.29	$0.96
Basic earnings per share — pro forma	$0.29	$0.95

Diluted earnings per share — as reported	$0.29	$0.96
Diluted earnings per share — pro forma	$0.29	$0.95

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement has reduced net operating cash flows and increased net financing cash flows in periods since adoption.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-Six Weeks ended November 26, 2006 and November 27, 2005

(columnar dollars in millions except per share amounts)

6.   Earnings Per Share

Basic earnings per share is calculated on the basis of weighted average outstanding common shares.  Diluted earnings per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock awards and other dilutive securities.

The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	Thirteen weeks ended		Twenty-six weeks ended
	November 26, 2006	November 27, 2005	November 26, 2006	November 27, 2005
Net income:
Income from continuing operations	$201.3	$116.2	$309.8	$435.4
Income from discontinued operations, net of tax	12.0	36.3	70.2	64.4
Net income	$213.3	$152.5	$380.0	$499.8

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	508.3	518.7	509.2	518.4
Add: Dilutive effect of stock options, restricted stock awards and other dilutive securities	3.0	2.3	2.6	2.4
Diluted weighted average shares outstanding	511.3	521.0	511.8	520.8

For the second quarter and first half of fiscal 2007, there were 16.4 million and 20.0 million stock options outstanding that were excluded from the computation of shares contingently issuable upon exercise of the stock options because exercise prices exceeded the average market value of common stock during the period.  For the second quarter and first half of fiscal 2006, 13.0 million and 13.4 million stock options were excluded from the calculation.

7.              Inventories

The major classes of inventories are as follows:

	November 26, 2006	May 28, 2006	November 27, 2005
Raw materials and packaging	$1,340.0	$985.0	$1,206.8
Work in process	140.4	97.4	98.8
Finished goods	1,020.5	923.6	1,048.7
Supplies and other	86.8	124.6	95.1
	$2,587.7	$2,130.6	$2,449.4

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-Six Weeks ended November 26, 2006 and November 27, 2005

(columnar dollars in millions except per share amounts)

8.              Restructuring and Other Cost Reduction Efforts

In February 2006, the Company’s board of directors approved plans recommended by executive management to simplify the Company’s operating structure and reduce its manufacturing and selling, general, and administrative costs.  These plans include supply chain rationalization initiatives, the relocation of the Grocery Foods headquarters from Irvine, California to Naperville, Illinois, the centralization of shared services, salaried headcount reductions and other cost-reduction initiatives.  These plans are expected to be substantially completed by fiscal 2008.  The forecasted costs of all plans, as updated through November 26, 2006, are $266.4 million, of which $43.6 million and $82.5 million were recorded in the second quarter and first half of fiscal 2007, respectively, and $129.8 million was recorded in the second half of fiscal 2006.  The Company will record expenses associated with its restructuring plans, including but not limited to, asset impairment charges, accelerated depreciation (i.e., incremental depreciation due to an asset’s reduced estimated useful life), inventory write-downs, severance and related costs, and plan implementation costs (e.g., consulting, employee relocation, etc.).  The Company anticipates it will recognize the following pre-tax expenses associated with the projects identified to date in the fiscal 2006 to 2008 timeframe (amounts include charges recognized in the first and second quarters of fiscal 2007 and in the third and fourth quarters of fiscal 2006):

	Consumer Foods	Food and Ingredients	Trading and Merchandising	International Foods	Corporate	Total

Accelerated depreciation	$56.0	$—	$—	$—	$—	$56.0
Inventory write-downs	4.0	0.2	—	—	—	4.2
Pension/Postretirement	5.0	—	—	—	—	5.0
Severance	—	1.1	—	—	—	1.1
Other (including plant shutdown costs)	(1.5)	—	—	—	—	(1.5)
Total cost of goods sold	63.5	1.3	—	—	—	64.8

Accelerated depreciation	11.1	—	—	—	0.5	11.6
Asset impairments	24.4	1.6	—	—	—	26.0
Severance (and related costs)	35.5	3.3	0.3	0.7	25.2	65.0
Contract termination	20.4	6.6	—	—	1.1	28.1
Pension/Postretirement	—	0.1	—	—	4.1	4.2
Plan implementation costs	34.9	0.4	—	—	32.6	67.9
Goodwill/Brand impairment	—	0.4	—	—	—	0.4
Other	(1.7)	—	—	—	0.9	(0.8)
Total selling, general and administrative expenses	124.6	12.4	0.3	0.7	64.4	202.4
Other Expense/(Income)	0.1	(0.9)	—	—	—	(0.8)
Consolidated total	$188.2	$12.8	$0.3	$0.7	$64.4	$266.4

Included in the above estimates are $168.5 million of charges anticipated to result in cash outflows and $97.9 million of anticipated non-cash charges.  The charges above do not reflect impairment

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-Six Weeks ended November 26, 2006 and November 27, 2005

(columnar dollars in millions except per share amounts)

charges related to the recently completed divestiture program which are classified within the results of discontinued operations.  Severance payments are expected to be paid from a Voluntary Employee’s Beneficiary Trust (“VEBA”) which was funded by the Company in the fourth quarter of fiscal 2006.

During the second quarter of fiscal 2007, the Company recognized the following pre-tax charges in its consolidated statements of earnings:

	Consumer Foods	Food and Ingredients	Trading and Merchandising	International Foods	Corporate	Total
Accelerated depreciation	$16.5	$—	$—	$—	$—	$16.5
Inventory write-downs	0.5	—	—	—	—	0.5
Pension/Postretirement	—	—	—	—	—	—
Severance	—	1.1	—	—	—	1.1
Other (including plant shutdown costs)	—	—	—	—	—	—
Total cost of goods sold	17.0	1.1	—	—	—	18.1

Accelerated depreciation	(2.5)	—	—	—	—	(2.5)
Asset impairments	2.7	—	—	—	—	2.7
Severance (and related costs)	1.8	(0.5)	—	0.1	0.6	2.0
Contract termination	13.6	—	—	—	—	13.6
Pension/Postretirement	—	0.1	—	—	—	0.1
Plan implementation costs	3.8	—	—	—	3.8	7.6
Goodwill/Brand impairment	—	0.4	—	—	—	0.4
Other	1.7	—	—	—	—	1.7
Total selling, general and administrative expenses	21.1	—	—	0.1	4.4	25.6
Other Expense/(Income)	0.2	(0.3)	—	—	—	(0.1)
Consolidated total	$38.3	$0.8	$—	$0.1	$4.4	$43.6

Included in the above are $24.8 million of charges anticipated to result in cash outflows and $18.8 million of non-cash charges.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-Six Weeks ended November 26, 2006 and November 27, 2005

(columnar dollars in millions except per share amounts)

During the first half of fiscal 2007, the Company recognized the following pre-tax charges in its consolidated statements of earnings:

	Consumer Foods	Food and Ingredients	Trading and Merchandising	International Foods	Corporate	Total

Accelerated depreciation	$26.5	$—	$—	$—	$—	$26.5
Inventory write-downs	0.5	—	—	—	—	0.5
Pension/Postretirement	—	—	—	—	—	—
Severance	—	1.1	—	—	—	1.1
Other (including plant shutdown costs)	—	—	—	—	—	—
Total cost of goods sold	27.0	1.1	—	—	—	28.1

Accelerated depreciation	2.6	—	—	—	0.2	2.8
Asset impairments	3.2	—	—	—	—	3.2
Severance (and related costs)	1.5	(0.3)	—	0.4	4.8	6.4
Contract termination	19.8	—	—	—	1.1	20.9
Pension/Postretirement	—	0.1	—	—	0.1	0.2
Plan implementation costs	7.8	—	—	—	11.1	18.9
Goodwill/Brand impairment	—	0.4	—	—	—	0.4
Other	1.7	—	—	—	—	1.7
Total selling, general and administrative expenses	36.6	0.2	—	0.4	17.3	54.5
Other Expense/(Income)	0.2	(0.3)	—	—	—	(0.1)
Consolidated total	$63.8	$1.0	$—	$0.4	$17.3	$82.5

Included in the above are $48.2 million of charges anticipated to result in cash outflows and $34.3 million of non-cash charges.

Liabilities recorded for the various initiatives and changes therein were as follows:

	Balance at	Costs Paid	Costs Incurred		Balance at
	August 27,	or Otherwise	and Charged to	Changes in	November 26,
	2006	Settled	Expense	Estimates	2006
Severance (and related costs)	$52.1	$(8.6)	$5.9	$(3.9)	$45.5
Contract termination	7.2	(2.9)	19.3	—	23.6
Plan implementation costs	10.4	(4.1)	3.7	—	10.0
Total	$69.7	$(15.6)	$28.9	$(3.9)	$79.1

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-Six Weeks ended November 26, 2006 and November 27, 2005

(columnar dollars in millions except per share amounts)

Other Cost Reduction Efforts

During the fourth quarter of fiscal 2005, as part of the Company’s ongoing efforts to reduce general and administrative expenses, including salaried headcount, the Company announced the elimination of several hundred salaried jobs across the organization.  The headcount reductions were largely complete by the end of the first quarter of fiscal 2006.  The Company recognized $42.7 million of severance expense, principally related to the Consumer Foods segment, during fiscal 2005 and recognized a benefit of $6.3 million during fiscal 2006 due to reductions in estimated severance liabilities.  As of November 26, 2006, $0.9 million was included in other accrued liabilities in the Company’s consolidated balance sheets related to continuing severance payments.

9.              Impairment of Debt and Equity Securities

During the first quarter of fiscal 2006, the Company determined that the carrying value of its investments in two unrelated equity method investments were other than temporarily impaired and therefore recognized pre-tax impairment charges totaling $19.4 million ($17.4 million after tax).  One of these investments, an investment in a foreign prepared foods business, was disposed of in the second quarter of fiscal 2006. During the second quarter of fiscal 2006, the Company recognized an additional impairment charge of $24 million in connection with a further decline in estimated value of the malt venture.  During the remainder of fiscal 2006, the Company recognized additional impairment charges of $32 million as the earnings of the malt venture deteriorated and expected sales proceeds were adjusted, accordingly.  These charges are reflected in equity method investment earnings (loss) in the consolidated statements of earnings.  The extent of the impairments was determined based upon the Company’s assessment of the recoverability of its investments based primarily upon the expected proceeds of planned dispositions of the investments.  In September 2006, the Company completed the disposition of the equity method investment in the malt venture described above for proceeds of approximately $23.9 million, including notes and other receivables totaling approximately $7.0 million.  This transaction resulted in a pre-tax gain of $3.8 million, with a related tax benefit of $4.3 million.

The Company held, at May 28, 2006, subordinated notes in the original principal amount of $150 million plus accrued interest of $50.4 million from Swift Foods.  During the Company’s fourth quarter of fiscal 2005, Swift Foods effected changes in its capital structure.  As a result of those changes, the Company determined that the fair value of the subordinated notes was impaired.  From the date on which the Company initially determined that the value of the notes was impaired through the second quarter of fiscal 2006, the Company believed the impairment of this available-for-sale security to be temporary.  As such, the Company had reduced the carrying value of the note by $35.4 million and recorded cumulative after-tax charges of $21.9 million in accumulated other comprehensive income as of the end of the second quarter of fiscal 2006.  During the second half of fiscal 2006, due to the Company’s consideration of current conditions related to the debtor’s business and changes in the Company’s intended holding period for this investment, the Company determined that the impairment was other than temporary.  Accordingly, the Company recognized impairment charges totaling $82.9 million in selling, general and administrative expenses, including the reclassification of the cumulative after-tax charges of $21.9 million from accumulated other comprehensive income, in fiscal 2006.  During the second quarter of fiscal 2007, the Company closed on the sale of these notes for approximately $117 million, net of transaction expenses, resulting in no additional gain or loss.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-Six Weeks ended November 26, 2006 and November 27, 2005

(columnar dollars in millions except per share amounts)

10.     Income Taxes

In the second quarter of fiscal 2007 and 2006, the Company’s income tax expense for continuing operations was $119.1 million and $79.5 million, respectively.  The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately 37.2% and 36.8% for the second quarter and first half of fiscal 2007 and 40.6% and 37.1% for the second quarter and first half of fiscal 2006, respectively.   The Company’s effective tax rate in the second quarter and first half of fiscal 2006 was higher than normal primarily due to impairment charges that were recognized during the first half of 2006, for which no tax benefit was provided.  Additional income tax expense in the second quarter of fiscal 2007, resulting from settlement of the Company’s fiscal 2003 and fiscal 2004 federal income tax audit, was partially offset by the income tax benefits realized from the sale of the Company’s equity method investment in the malt venture.

11.       Contingencies

In fiscal 1991, the Company acquired Beatrice Company (“Beatrice”).  As a result of the acquisition and the significant pre-acquisition contingencies of the Beatrice businesses and its former subsidiaries, the consolidated post-acquisition financial statements of the Company reflect liabilities associated with the estimated resolution of these contingencies.  These include various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by the Company.  The litigation includes several public nuisance and personal injury suits against ConAgra Grocery Products and the Company as alleged successors to W. P. Fuller Co., a lead paint and pigment manufacturer owned and operated by Beatrice until 1967. The environmental proceedings include litigation and administrative proceedings involving Beatrice’s status as a potentially responsible party at 32 Superfund, proposed Superfund or state-equivalent sites; these sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes and/or other contaminants.  Beatrice has paid or is in the process of paying its liability share at 27 of these sites.  Reserves for these matters have been established based on the Company’s best estimate of its undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of Beatrice and other potentially responsible parties and its experience in remediating sites.  The reserves for Beatrice environmental matters totaled $101.8 million as of November 26, 2006, a majority of which relates to the Superfund and state equivalent sites referenced above. Expenditures for these matters are expected to continue for a period of up to 20 years.

In certain limited situations, the Company will guarantee an obligation of an unconsolidated entity.  Currently, the Company guarantees certain obligations primarily associated with leases entered into by certain of its equity method investees and divested companies.  Under these arrangements, the Company is obligated to perform should the primary obligor be unable to perform.  Most of these guarantees resulted from the Company’s fresh beef and pork divestiture.  The remaining terms of these arrangements do not exceed 9 years and the maximum amount of future payments the Company has guaranteed is approximately $43.8 million as of November 26, 2006.  The Company has guaranteed the performance of the divested fresh beef and pork business with respect to a hog purchase contract.  The hog purchase contract requires the fresh beef and pork business to purchase a minimum of approximately 1.2 million hogs annually through 2014.  The contract stipulates minimum price commitments, based in part on market prices and, in certain circumstances, also includes price adjustments based on certain inputs.  The Company does not have a liability

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-Six Weeks ended November 26, 2006 and November 27, 2005

(columnar dollars in millions except per share amounts)

established in its consolidated balance sheets for these arrangements as the Company has determined that performance under the guarantees is not probable.

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

The Company leases a wheat processing facility on behalf of a joint venture in which the Company holds an equity interest.  In November 2006, the Company gave notice to the lessor of this facility of the Company’s irrevocable intent to purchase the facility at fair market value.  The purchase price of the facility is expected to be determined based upon independent appraisal.  The Company does not believe this transaction will have a material impact on its consolidated financial position or results of operations.  The purchase of the facility is expected to be consummated prior to the end of fiscal 2007.

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

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-Six Weeks ended November 26, 2006 and November 27, 2005

(columnar dollars in millions except per share amounts)

Components of pension benefit and other postretirement benefit costs are:

	Pension Costs
	Thirteen weeks ended		Twenty-six weeks ended
	November 26, 2006	November 27, 2005	November 26, 2006	November 27, 2005
Service cost	$14.6	$15.9	$29.2	$31.8
Interest cost	32.7	31.4	65.4	62.8
Expected return on plan assets	(32.9)	(32.4)	(65.8)	(64.8)
Amortization of prior service cost	0.8	0.7	1.6	1.4
Settlement loss	—	—	2.0	—
Recognized net actuarial loss	4.5	4.6	9.0	9.3
Benefit cost — Company plans	19.7	20.2	41.4	40.5
Pension benefit cost — multi-employer plans	2.2	2.2	4.3	4.2
Total benefit cost	$21.9	$22.4	$45.7	$44.7

	Postretirement Costs
	Thirteen weeks ended		Twenty-six weeks ended
	November 26, 2006	November 27, 2005	November 26, 2006	November 27, 2005
Service cost	$0.5	$0.6	$1.0	$1.2
Interest cost	5.2	5.4	10.4	10.7
Expected return on plan assets	(0.1)	—	(0.2)	(0.1)
Amortization of prior service cost	(3.5)	(3.3)	(7.0)	(6.5)
Recognized net actuarial loss	2.8	2.0	5.6	4.0
Benefit cost — Company plans	$4.9	$4.7	$9.8	$9.3

During the second quarter and first half of fiscal 2007, the Company contributed $56.7 million and $64.5 million, respectively, to the Company’s pension plans and contributed $11.2 million and $22.1 million, respectively, to the Company’s other postretirement plans.  Based upon the current funded status of the plan and the current interest rate environment, the Company anticipates making further contributions of approximately $111.3 million to its pension plans for the remainder of fiscal 2007. The Company anticipates making further contributions of $27.9 million to its other postretirement plans during the remainder of fiscal 2007.  These estimates are based on current tax laws, plan asset performance and liability assumptions, which are subject to change.

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

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-Six Weeks ended November 26, 2006 and November 27, 2005

(columnar dollars in millions except per share amounts)

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

Operating profit for the second quarter and first half of fiscal 2007 at the Consumer Foods segment includes charges of $38.3 million and $63.8 million, respectively, related to the Company’s fiscal 2006-2008 restructuring plan.

Operating profit for the second quarter and first half of fiscal 2007 at the Food and Ingredients segment includes charges of $0.8 million and $1.0 million, respectively, related to the Company’s fiscal 2006-2008 restructuring plan.  Operating profit for the second quarter and first half of fiscal 2007 at the Food and Ingredients segment also includes an $8.0 million gain resulting from a legal settlement related to a fire at a production facility and a $17.6 million gain related to the sale of an oat milling facility.

Operating profit for the second quarter and first half of fiscal 2007 at the International Foods segment includes a $3.6 million gain on the sale of a certain international right for one of its brands.  Operating profit for the first half of fiscal 2006 includes a $6.5 million pre-tax charge related to a plant closure.

General corporate expenses for the second quarter and first half of fiscal 2007 include charges of $4.4 million and $17.3 million, respectively, related to the Company’s fiscal 2006-2008 restructuring plan, charges of $5 million and $10 million, respectively, related to additional compensation expense from expensing stock options (due to the Company’s adoption of SFAS 123R) and a gain of $7.4 million resulting from a favorable resolution of franchise tax matters.  General corporate expenses for the second quarter and first half of fiscal 2006 include approximately $19 million of costs for the accelerated recognition of compensation in connection with the transition of executives.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-Six Weeks ended November 26, 2006 and November 27, 2005

(columnar dollars in millions except per share amounts)

	Thirteen weeks ended
	November 26, 2006	November 27, 2005
Sales to unaffiliated customers
Consumer Foods	$1,752.2	$1,753.2
Food and Ingredients	885.7	805.3
Trading and Merchandising	297.3	288.6
International Foods	153.5	154.9
Total	$3,088.7	$3,002.0

Intersegment sales
Consumer Foods	$18.7	$37.8
Food and Ingredients	50.9	52.3
Trading and Merchandising	17.0	6.9
International Foods	—	—
	86.6	97.0
Intersegment elimination	(86.6)	(97.0)
Total	$—	$—

Net sales
Consumer Foods	$1,770.9	$1,791.0
Food and Ingredients	936.6	857.6
Trading and Merchandising	314.3	295.5
International Foods	153.5	154.9
Intersegment elimination	(86.6)	(97.0)
Total	$3,088.7	$3,002.0

Operating profit
Consumer Foods	$276.4	$244.6
Food and Ingredients	118.0	91.9
Trading and Merchandising	38.9	32.7
International Foods	18.2	14.9
Total operating profit	451.5	384.1

General corporate expenses	91.6	103.1
Interest expense, net	52.1	68.6
Income tax expense	119.1	79.5
Equity method investment earnings (loss)	12.6	(16.7)

Income from continuing operations	$201.3	$116.2

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-Six Weeks ended November 26, 2006 and November 27, 2005

(columnar dollars in millions except per share amounts)

	Twenty-six weeks ended
	November 26, 2006	November 27, 2005
Sales to unaffiliated customers
Consumer Foods	$3,261.8	$3,252.7
Food and Ingredients	1,717.2	1,575.8
Trading and Merchandising	502.7	548.6
International Foods	295.6	298.7
Total	$5,777.3	$5,675.8

Intersegment sales
Consumer Foods	$51.7	$75.2
Food and Ingredients	97.9	98.4
Trading and Merchandising	22.5	14.4
International Foods	0.1	—
	172.2	188.0
Intersegment elimination	(172.2)	(188.0)
Total	$—	$—

Net sales
Consumer Foods	$3,313.5	$3,327.9
Food and Ingredients	1,815.1	1,674.2
Trading and Merchandising	525.2	563.0
International Foods	295.7	298.7
Intersegment elimination	(172.2)	(188.0)
Total	$5,777.3	$5,675.8

Operating profit
Consumer Foods	$457.0	$411.0
Food and Ingredients	224.3	188.3
Trading and Merchandising	54.5	86.2
International Foods	31.3	25.2
Total operating profit	767.1	710.7

Gain on sale of Pilgrim’s Pride Corporation common stock	—	329.4
General corporate expenses	181.4	176.0
Interest expense, net	110.1	141.0
Income tax expense	180.6	257.1
Equity method investment earnings (loss)	14.8	(30.6)

Income from continuing operations	$309.8	$435.4

The Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 13% of consolidated net sales (including sales from discontinued operations) for the second quarters and first halves of fiscal 2007 and 2006, primarily in the Consumer Foods segment.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-Six Weeks ended November 26, 2006 and November 27, 2005

(columnar dollars in millions except per share amounts)

14.       Senior Long-term Debt

Included in current installments of long-term debt as of May 28, 2006 and November 27, 2005 was $400 million of 7.125% senior debt due October 2026 due to the existence of a put option that was exercisable by the holders of the debt from August 1, 2006 to September 1, 2006.  The holders did not exercise the put option, and therefore, the Company reclassified the $400 million balance to senior long-term debt in the second quarter of fiscal 2007 when the put option expired.

In December 2006, the Company completed an exchange of approximately $500 million aggregate principal amount of its 9.75% notes due 2021 and its 6.75% notes due 2011 for approximately $500 million principal amount of 5.82% notes due 2017 and cash of approximately $90 million, in order to improve the Company’s debt maturity profile and to reduce its ongoing interest expense.  The Company expects to amortize the $90 million cash payment over the life of the new notes within interest expense.

15.       Related Party Transactions

The Company received management fees from affiliates (equity method investees) of $3.7 million in the second quarter of fiscal 2007 and $7.1 million in the first half of fiscal 2007.  The Company received management fees from affiliates (equity method investees) of $3.6 million in the second quarter of fiscal 2006 and $7.1 million in the first half of fiscal 2006.  Net accounts payable to affiliates of $7.4 million, $10.4 million, and $9.3 million are included in accounts payable at November 26, 2006, May 28, 2006, and November 27, 2005, respectively.

During the first quarter of fiscal 2007, the Company sold an aircraft for proceeds of approximately $8.1 million to a company on whose board of directors one of the Company’s directors sits.  The Company recognized a gain of approximately $3.0 million on the transaction.

Certain of the entities from which the Company leases various buildings are partnerships (the “partnerships”), the beneficial owners of which are Opus Corporation or its affiliates.  A member of the Company’s board of directors is a beneficial owner, officer and director of Opus Corporation.  During the second quarter and first half of fiscal 2007, the Company made rental payments of $3.6 million and $7.2 million, respectively, to Opus Corporation.  During the second quarter and first half of fiscal 2006, the Company made rental payments of $4.4 million and $8.8 million, respectively, to Opus Corporation.  The Company also made payments of $0.5 million and $1.1 million to Opus Corporation for construction services in the second quarter and first half of fiscal 2007, respectively, and made payments of $0.1 million and $0.5 million to Opus Corporation for construction services in the second quarter and first half of fiscal 2006, respectively.

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

The following discussion should be read together with the Company’s financial statements and related notes contained in this report and with the financial statements and related notes and management’s discussion and analysis in the Company’s annual report on Form 10-K for the fiscal year ended May 28, 2006, as updated by the Company’s Form 8-K as filed on November 20, 2006.  Results for the thirteen and twenty-six week periods ended November 26, 2006 are not necessarily indicative of results that may be attained in the future.

Fiscal 2007 Second Quarter Executive Overview

ConAgra Foods, Inc. (NYSE: CAG) is one of North America’s largest packaged food companies, serving grocery retailers, as well as restaurants and other foodservice establishments.  Popular ConAgra Foods consumer brands include: Banquet®, Chef Boyardee®, Egg Beaters®, Healthy Choice®, Hebrew National®, Hunt’s®, Marie Callender’s®, Orville Redenbacher’s®, Reddi-wip®, PAM®, and many others.

Diluted earnings per share were $0.42 in the second quarter of fiscal 2007, including $0.39 per diluted share of income from continuing operations and $0.03 per diluted share from discontinued operations.   Diluted earnings per share were $0.29 in the second quarter of fiscal 2006, with continuing operations contributing $0.22 per diluted share, and discontinued operations contributing $0.07 per diluted share.  Several significant items affect the comparability of year-over-year results of continuing operations.   Among these items is approximately $10 million of additional restructuring expense which was determined in December 2006, subsequent to the Company’s earnings release for the second quarter of fiscal 2007.  See “Other Significant Items of Note - Items Impacting Comparability” below.

Operating Initiatives

ConAgra Foods is in the process of implementing operational improvement initiatives that are intended to generate profitable sales growth, improve profit margins and expand returns on capital over time.

Recent developments in the Company’s strategies and action plans include:

ConAgra Foods, Inc. and Subsidiaries

Part I — Financial Information

•                  Reducing costs throughout the supply chain and the general and administrative functions:  over the past several quarters, the Company has implemented plans to close 10 plants, construct a new regional manufacturing facility, and redistribute work among remaining plants in connection with its efforts to streamline its supply chain.  The Company has also reduced its salaried workforce by several hundred employees and implemented other initiatives to reduce selling, general and administrative expenses.

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

•                  Portfolio changes:  The Company has divested non-core operations that have limited the Company’s ability to achieve its efficiency targets.  During fiscal 2006, the Company identified several operations as non-core, including Cook’s Ham, seafood, packaged meats and cheese, oat milling, and refrigerated pizza; divesting these will simplify the Company’s operations and enhance efficiency initiatives.  During fiscal 2006, the Company completed the divestitures of its Cook’s Ham and its seafood operations.  During the first half of fiscal 2007, the Company completed the divestitures of its packaged meats business, cheese business, oat milling business, and the refrigerated pizza business.

Discontinued Operations.  The results of operations for packaged meats, packaged cheese, Cook’s Ham, seafood,  as well as UAP International, and the specialty meats foodservice business are reflected in discontinued operations for all periods presented.

Capital Allocation

The Company has taken the following actions in regards to its capital allocation:

•                  repaid $811 million of debt during the twelve months ended November 26, 2006;

•                  repurchased approximately $400 million (approximately 16.9 million shares) of common stock using divestiture proceeds and cash generated from working capital improvements during fiscal 2006 and the first half of fiscal 2007.  During the second quarter of fiscal 2007, the board of directors authorized management to repurchase up to an additional $500 million of common stock in the open market or through privately negotiated transactions.  At November 26, 2006, the Company had approximately $500 million remaining under the existing share repurchase authorization;

•                  subsequent to the end of the second quarter of fiscal 2007, received authorization from the board of directors to contribute an additional $100 million to its pension plans; and

ConAgra Foods, Inc. and Subsidiaries

Part I — Financial Information

•                  in December 2006, completed an exchange of approximately $500 million aggregate principal amount of its 9.75% notes due 2021 and its 6.75% notes due 2011 for approximately $500 million principal amount of 5.82% notes due 2017 and cash of approximately $90 million, in order to improve the Company’s debt maturity profile and to reduce its ongoing interest expense.  The Company expects to amortize the $90 million cash payment over the life of the new notes within interest expense.

The Company continues to assess its allocation of capital and periodically reviews the appropriateness and timing of share repurchases.

Other Significant Items of Note - Items Impacting Comparability

The Company’s plans over the next several years include an estimate of at least $266 million of pre-tax restructuring costs, $44 million and $83 million of which was incurred in the second quarter and first half of fiscal 2007, respectively, and $130 million of which was recorded in the second half of fiscal 2006.  The Company estimates that these restructuring plans will result in cost savings of approximately $82 million in fiscal 2007 and significant cost savings and cost avoidance each year thereafter.

Items of note impacting comparability for the second quarter and first half of fiscal 2007 include:

Reported within Continuing Operations

•                  Charges totaling $44 million and $83 million ($27 million and $51 million after tax, respectively) for the second quarter and first half, respectively, for restructuring charges related to programs designed to reduce the Company’s ongoing operating costs.  This amount includes approximately $10 million ($6 million after tax) which was determined in December 2006, subsequent to the Company’s earnings release for its second quarter of fiscal 2007, as the Company reached an agreement with its lessor to terminate a lease of an office building in Irvine, California,

•                  charges of $5 million and $10 million ($3 million and $6 million after tax, respectively) for the second quarter and first half, respectively, related to additional compensation expense from expensing stock options, due to the Company’s adoption of SFAS No. 123R,

•                  gains of approximately $21 million ($13 million after tax) during the second quarter related to the divestiture of an oat milling business and other non-core assets,

•                  a benefit of approximately $8 million ($5 million after tax) during the second quarter resulting from a legal settlement related to a fire at a production facility in fiscal 2005,

•                  a benefit of approximately $7 million ($5 million after tax) during the second quarter resulting from a favorable resolution of franchise tax matters,

•                  net tax charges of approximately $8 million during the second quarter related to unfavorable settlements and changes in estimates, and

ConAgra Foods, Inc. and Subsidiaries

Part I — Financial Information

•                  a gain of approximately $4 million, resulting from the sale of an equity investment in a malt business, and related income tax benefits of approximately $4 million, resulting in an after tax gain of approximately $8 million.

Reported within Discontinued Operations

•                  First half charges of approximately $20 million ($12 million after tax) related to an additional impairment charge based upon the final negotiations of the sale of the packaged meats business, and

•                  a gain of approximately $65 million ($37 million after tax) during the first half primarily from the divestiture of the packaged cheese business and a dietary supplement business.

Items of note impacting comparability for the second quarter and first half of fiscal 2006 include:

•                  First half gain of approximately $329 million ($209 million after tax) from the sale of 15.4 million shares of Pilgrim’s Pride Corporation common stock that is classified as such on the Company’s income statement,

•                  charges of approximately $24 million and $43 million ($24 million and $41 million after tax) during the second quarter and first half, respectively, resulting from impairments of two equity method investments. These amounts are included in equity method investment earnings (loss),

•                  charges of approximately $19 million ($12 million after tax) during the second quarter related to the accelerated recognition of benefits in connection with the transition of certain executives,

•                  charges of approximately $6 million ($4 million after tax) during the first half related to plant closure costs, and

•                  income of approximately $36 million and $64 million, after tax, during the second quarter and first half, respectively, from discontinued operations.

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

ConAgra Foods, Inc. and Subsidiaries

Part I — Financial Information

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

Segment Review

The Company’s operations are organized into four reporting segments:  Consumer Foods, Food and Ingredients, Trading and Merchandising, and International Foods.  The Company began reporting its operations in these four reporting segments during the fourth quarter of fiscal 2006.  The financial information for the second quarter and first half of fiscal 2006 has been conformed to reflect the segment change.  The Consumer Foods reporting segment includes branded, private label and customized food products which are sold in various retail and foodservice channels. The products include a variety of categories (meals, entrees, condiments, sides, snacks and desserts) across frozen, refrigerated and shelf-stable temperature classes.  The Food and Ingredients reporting segment includes commercially branded foods and ingredients, which are sold principally to foodservice, food manufacturing and industrial customers.  The segment’s primary products include specialty potato products, milled grain ingredients, dehydrated vegetables and seasonings, blends and flavors.  The Trading and Merchandising reporting segment includes the sourcing, merchandising, trading, marketing and distribution of agricultural and energy commodities.  The International Foods reporting segment includes branded food products which are sold in retail channels principally in North America, Europe and Asia. The products include a variety of categories (meals, entrees, condiments, sides, snacks and desserts) across frozen, refrigerated and shelf-stable temperature classes.

Net Sales

($ in millions)

	Net Sales
	Thirteen weeks ended			Twenty-six weeks ended
Reporting Segment	November 26, 2006	November 27, 2005	% Inc / (Dec)	November 26, 2006	November 27, 2005	% Inc / (Dec)
Consumer Foods	$1,752	$1,753	—	$3,262	$3,253	—
Food and Ingredients	886	805	10%	1,717	1,576	9%
Trading and Merchandising	297	289	3%	503	548	(8)%
International Foods	154	155	(1)%	295	299	(1)%
	$3,089	$3,002	3%	$5,777	$5,676	2%

Net sales for the second quarter of fiscal 2007 were $3.1 billion, an increase of $87 million, or 3%, from the same period in the prior fiscal year.  Net sales for the first half of fiscal 2007 were $5.8 billion, an increase of $101 million, or 2%, from the same period in the prior fiscal year.  These increases were driven primarily by an increase in net sales in the Food and Ingredients segment, in each period, partially offset by unfavorable results in the Trading and Merchandising segment early in the current fiscal year.

Consumer Foods net sales for the second quarter were $1.8 billion, essentially unchanged compared to the same period in the prior year.  Results reflect the effect of price increases, more efficient trade spending, and sales growth in the Company’s priority brands, offset by declines in sales of low-margin foodservice

ConAgra Foods, Inc. and Subsidiaries

Part I — Financial Information

and private label items, SKU rationalization efforts, and the divestiture of a refrigerated pizza business.  Several major brands posted sales growth, including Egg Beaters®, DAVID®, Healthy Choice®, Hebrew National®, Hunt’s®, Kid Cuisine®, Marie Callender’s®, Manwich®, Orville Redenbacher’s®, PAM®, Parkay®, Peter Pan®, Reddi-wip®, Slim Jim®, Swiss Miss®, and Wesson®.  Sales declines occurred for certain brands including ACT II®, Banquet®, Blue Bonnet®, Chef Boyardee®, LaChoy®,  and VanCamp’s®.

Consumer Foods net sales in the first half of fiscal 2007 were $3.3 billion, an increase of $9 million from the same period in the prior fiscal year, driven by the same factors noted above.

Food and Ingredients net sales were $886 million in the second quarter of fiscal 2007, an increase of $81 million, or 10%, compared to the same period of the prior fiscal year.  Net sales in the first half of fiscal 2007 were $1.7 billion, an increase of $141 million, or 9%, compared to the same period in the prior fiscal year.  Increased net sales for the quarter and first half of fiscal 2007 reflected price increases and improved sales volumes in the Company’s specialty potato products and dehydrated vegetable products operations, as well as increased prices in its milling operations.

Trading and Merchandising net sales were $297 million in the second quarter of fiscal 2007, an increase of $8 million, or 3%, from the same period in the prior year.  Increased net sales reflect more profitable trading and merchandising of petroleum products and natural gas, partially offset by losses in agricultural products, most notably in wheat, and fertilizer.  Net sales in the first half of fiscal 2007 were $503 million, a decrease of $45 million, or 8%, compared to the same period in the prior fiscal year.  Decreased net sales primarily reflected lower sales in the Company’s agricultural products and fertilizer businesses, partially offset by increased trading revenues for petroleum products and natural gas.

International Foods net sales were $154 million in the second quarter of fiscal 2007 and $155 million in the same period of the prior year.  Net sales increased in the second quarter of fiscal 2007 by $3 million relative to the same period of the prior year due to the impact of foreign currency exchange rates.  Net sales in the first half of fiscal 2007 were $295 million, a decrease of $4 million from the same period in the prior fiscal year.  Net sales in the first half of fiscal 2007 were higher by $8 million than in the same period of the prior year due to the impact of foreign currency exhange rates.  Increases in net sales in the Canadian markets during the first half of the year were offset by decreases in the Mexican markets.

Gross Profit

(Net sales less cost of goods sold)

($ in millions)

	Gross Profit
	Thirteen weeks ended			Twenty-six weeks ended
Reporting Segment	November 26, 2006	November 27, 2005	% Inc / (Dec)	November 26, 2006	November 27, 2005	% Inc / (Dec)
Consumer Foods	$565	$503	12%	$1,006	$918	10%
Food and Ingredients	139	132	5%	287	270	6%
Trading and Merchandising	60	56	7%	92	135	(32)%
International Foods	46	40	16%	88	79	12%
	$810	$731	11%	$1,473	$1,402	5%

ConAgra Foods, Inc. and Subsidiaries

Part I — Financial Information

The Company’s gross profit for the second quarter of fiscal 2007 was $810 million, compared to $731 million in the same period in the prior fiscal year.  Gross profit for the first half of fiscal 2007 increased $71 million from the first half of fiscal 2006 to $1.5 billion.  Costs of implementing the Company’s restructuring plans reduced gross profit for the second quarter and first half of fiscal 2007 by $18 million and $28 million, respectively.  The increase in gross profit was largely driven by results in the Consumer Foods segment, reflecting improved product mix, more efficient trade spending, and overall supply chain cost improvements.

Consumer Foods gross profit for the second quarter of fiscal 2007 was $565 million, an increase of $62 million, or 12%, from the same period in the prior year.  Gross profit for the first half of fiscal 2007 was $1.0 billion, an increase of $88 million from the same period in the prior fiscal year.  Costs of implementing the Company’s restructuring plans reduced gross profit for the second quarter and first half of fiscal 2007 by $17 million and $27 million, respectively.  The increase in gross profit was largely driven by improved product mix, more efficient trade spending, and overall supply chain cost improvements.

Food and Ingredients gross profit was $139 million for the second quarter of fiscal 2007 and $132 million in the same period of the prior year, an increase of 5%.   Gross profit for the first half of fiscal 2007 was $287 million, an increase of $17 million from the same period in the prior fiscal year.  Costs of implementing the Company’s restructuring plans reduced gross profit for the second quarter and first half of fiscal 2007 by $1 million.  The increases for the second quarter and first half of fiscal 2007 were primarily driven by the increase in net sales, mentioned above, partially offset by the increase in input and manufacturing cost resulting from higher volume, and increased raw materials costs in the Company’s milling operations which could not be recovered from customers.

Trading and Merchandising gross profit for the second quarter of fiscal 2007 increased $4 million, or 7%, to $60 million versus the same period of the prior year.  The increase in gross profit in the second quarter was due to more profitable trading of petroleum products and natural gas, mostly offset by losses incurred in wheat trading and reduced margins in the fertilizer business.  Gross profit for the first half of fiscal 2007 was $92 million, a decrease of $43 million, or 32%, from the same period in the prior fiscal year.  Decreased gross profit primarily reflected losses incurred in wheat trading and less profitable operations in the Company’s fertilizer businesses, partially offset by a more profitable trading and merchandising of energy commodities, including petroleum products and natural gas.

International Foods gross profit was $46 million for the second quarter of fiscal 2007 and $40 million in the same period of the prior year, an increase of 16%.  This increase reflects a benefit of $1 million due to foreign currency exchange rate changes.  Gross profit for the first half of fiscal 2007 was $88 million, an increase of $9 million from the same period in the prior fiscal year, including an increase of $3 million resulting from favorable foreign currency exhange rate changes.  The increase in gross profit reflected favorable product mix and reductions in supply chain costs, partially offset by the decrease in net sales.

	Gross Margin Percent
	Thirteen weeks ended		Twenty-six weeks ended
Reporting Segment	November 26, 2006	November 27, 2005	November 26, 2006	November 27, 2005
Consumer Foods	32%	29%	31%	28%
Food and Ingredients	16%	16%	17%	17%
Trading and Merchandising	20%	19%	18%	25%
International Foods	30%	26%	30%	26%
Total	26%	24%	26%	25%

ConAgra Foods, Inc. and Subsidiaries

Part I — Financial Information

The Company’s gross margin (gross profit as a percentage of net sales) for the second quarter of fiscal 2007 was 26%, as compared to 24% for the same period in the prior year, primarily reflecting the impact of productivity improvements in the Consumer Foods segment.  The Company’s gross margin for the first half of fiscal 2007 was 26%, as compared to 25% for the same period in the prior year, primarily reflecting the impact of productivity improvements in the Consumer Foods segment, offset by the lower margins realized in the Trading and Merchandising segment, mainly due to a less favorable environment in the first quarter of fiscal 2007, primarily in petroleum products and natural gas markets, as well as reduced margins in the fertilizer business.

Selling, General and Administrative Expenses (includes general corporate expense)

Selling, general and administrative expenses totaled $450 million for the second quarter of fiscal 2007, essentially unchanged from the same period in the prior year.  In the second quarter of fiscal 2007, the Company has recognized approximately $45 million of incremental incentive expense versus the second quarter of fiscal 2006 due to improved Company performance.  Selling, general and administrative expenses in the second quarter of fiscal 2007 included charges of $26 million related to the Company’s restructuring plan and charges of $5 million related to additional compensation expense from expensing stock options, due to the Company’s adoption of SFAS No. 123R.  These charges were more than offset by a gain of $21 million related to the Company’s sale of an oat milling business and certain international licensing rights for a small brand, a benefit of $8 million resulting from a legal settlement related to a facility fire in fiscal 2005 and a benefit of $7 million resulting from a favorable resolution of franchise tax matters.  Also included in the second quarter of fiscal 2007 was reimbursement income of approximately $6 million, net of direct pass-through costs, related to transition services provided to the buyers of certain divested businesses.  Second quarter fiscal 2006 results included a charge of $19 million for the accelerated recognition of compensation in connection with the transition of certain executives.

Selling, general and administrative expenses totaled $888 million for the first half of fiscal 2007, an increase of $20 million, or 2%, as compared to the same period in the prior fiscal year.  In the first half of fiscal 2007, the Company has recognized approximately $68 million of incremental incentive expense versus the first half of fiscal 2006 due to improved Company performance.  In addition to the items cited above, the first quarter of fiscal 2007 included charges of $29 million related to the Company’s restructuring plan, partially offset by a gain of $4 million related to the Company’s sale of two aircraft.  In addition to the accelerated compensation charge noted above for the second quarter of fiscal 2006, the first half of fiscal 2006 included a charge of $6 million in connection with the closure of a production facility in Canada.

The Company expects to increase its marketing and research and development investments in the balance of the fiscal year related to its innovation and sales growth initiatives.

Operating Profit (Earnings before general corporate expense, interest expense, net, gain on the sale of Pilgrim’s Pride Corporation common stock, income taxes and equity method investment earnings)

($ in millions)

	Operating Profit
	Thirteen weeks ended			Twenty-six weeks ended
Reporting Segment	November 26, 2006	November 27, 2005	% Inc / (Dec)	November 26, 2006	November 27, 2005	% Inc / (Dec)
Consumer Foods	$276	$244	13%	$457	$411	11%
Food and Ingredients	118	92	28%	224	188	19%
Trading and Merchandising	39	33	19%	55	87	(37)%
International Foods	18	15	22%	31	25	24%

ConAgra Foods, Inc. and Subsidiaries

Part I — Financial Information

Consumer Foods operating profit for the second quarter of fiscal 2007 was $276 million, an increase of $32 million, or 13% from the same period last year.  Operating profit for the first half of fiscal 2007 was $457 million, an increase of $46 million, or 11%, from the same period last year.  The increases are reflective of the increased gross profit, discussed above, partially offset by higher incentive costs and $21 million and $37 million of costs of implementing the Company’s restructuring plans related to reducing selling, general, and administrative expense in the second quarter and first half of fiscal 2007, respectively.  Also included in the second quarter of fiscal 2007 was reimbursement income of approximately $6 million, net of direct pass-through costs, related to transition services provided to the buyers of certain divested businesses.

For the second quarter of fiscal 2007, Food and Ingredients operating profit was $118 million, compared with $92 million for the second quarter of the prior fiscal year.  Operating profit for the first half of fiscal 2007 was $224 million, an increase of $36 million, or 19%, from the same period last year.  Operating profit is reflective of increased gross profits, and gains during the second quarter of fiscal 2007 of $18 million related to the Company’s sale of an oat milling business and $8 million resulting from a legal settlement related to a fire.

Trading and Merchandising operating profit for the second quarter of fiscal 2007 was $39 million, an increase of $6 million, or 19%, from the second quarter of last year.  Operating profit for the first half of fiscal 2007 was $55 million, a decrease of $32 million, or 37%, from the same period last year.  Improved results in the second quarter of fiscal 2007 were primarily due to the more profitable trading of petroleum products, partially offset by losses from wheat trading.  Lower results for the first half of fiscal 2007 as compared to the first half of fiscal 2006 were primarily due to the less profitable grain and fertilizer trading and merchandising operations, somewhat offset by lower performance-based employee incentive costs.

International Foods operating profit for the second quarter of fiscal 2007 was $18 million, slightly ahead of the $15 million in the same period last year.  Operating profit for the first half of fiscal 2007 was $31 million, an increase of $6 million, or 24%, from the same period last year.  Operating profit in the second quarter and first half of fiscal 2007 included a gain of approximately $4 million related to the sale of certain international licensing rights for a small brand.  Operating profit in the second quarter and first half of fiscal 2006 was reduced by $6 million in connection with the closure of a production facility in Canada.

Interest Expense, Net

Net interest expense was $52 million and $69 million for the second quarter of fiscal 2007 and 2006, respectively.  Net interest expense was $110 million and $141 million for the first half of fiscal 2007 and 2006, respectively.  The decreased interest expense reflects the Company’s repayment of approximately $811 million of long-term debt over the twelve months ended November 26, 2006, and greater interest income resulting from divestiture proceeds. Improved working capital management also contributed to the decrease.  The decreases were partially offset by a reduced benefit in the current year from the interest rate swap agreements terminated in the second quarter of fiscal 2004.  During fiscal 2004, the Company closed out all of its interest rate swap agreements in order to lock-in favorable interest rates.  These interest rate swap agreements were previously put in place as a strategy to hedge interest costs associated

ConAgra Foods, Inc. and Subsidiaries

Part I — Financial Information

with long-term debt.  For financial statement purposes the benefit associated with the termination of the interest rate swap agreements continues to be recognized over the term of the debt instruments originally hedged.  The Company’s net interest expense was reduced by $1.0 million and $2.2 million due to the interest rate swap agreements in the second quarter and first half of fiscal 2007, respectively, and by $3.0 million and $7.0 million in the comparable periods of fiscal 2006, respectively.

Gain on Sale of Pilgrim’s Pride Corporation Common Stock

During the first quarter of fiscal 2006, the Company sold its remaining 15.4 million shares of Pilgrim’s Pride Corporation common stock for $482 million, resulting in a pre-tax gain of $329 million.

Income Taxes

In the second quarter of fiscal 2007 and 2006, the Company’s income tax expense was $119.1 million and $79.5 million, respectively.  The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately 37.2% and 36.8% for the second quarter and first half of fiscal 2007, respectively and 40.6% and 37.1% for the second quarter and first half of fiscal 2006, respectively.   Additional income tax expense in the second quarter of fiscal 2007, resulting from the settlement of the Company’s fiscal 2003 and fiscal 2004 federal income tax audit, was partially offset by the income tax benefits realized from the sale of the Company’s equity method investment in the malt business.  The Company’s effective tax rate in the second quarter and first half of fiscal 2006 was higher than normal primarily due to impairment charges that were recognized during the first half of 2006, for which no tax benefit was provided.

Equity Method Investment Earnings (Loss)

Equity method investment earnings were $13 million and $15 million for the second quarter and first half of fiscal 2007, respectively.  Equity method investment losses were $17 million and $31 million for the second quarter and first half of fiscal 2006, respectively.  During the first quarter of fiscal 2006, the Company determined that the carrying value of its investments in two unrelated ventures were other than temporarily impaired and therefore recognized pre-tax impairment charges totaling $19 million ($17 million after tax).  During the second quarter of fiscal 2006, the Company recognized an additional impairment charge of $24 million in connection with a further decline in estimated value of the malt venture.  During the remainder of fiscal 2006, the Company recognized additional impairment charges of $32 million as the earnings of the malt venture deteriorated and expected sales proceeds were adjusted, accordingly.  During the second quarter of fiscal 2007, the Company completed the disposition of the equity method investment in the malt venture for proceeds of approximately $24 million, including notes and other receivables totaling approximately $7 million.  This transaction resulted in a pre-tax gain of approximately $4 million, with a related tax benefit of $4 million.

Discontinued Operations

The second quarter of fiscal 2007 includes after tax income of $12 million from discontinued operations as compared to income of $36 million in the same period of the prior fiscal year. The first half of fiscal 2007 and 2006 includes after tax income of $70 million and $64 million from discontinued operations, respectively.  The first half of fiscal 2007 includes after tax gains of approximately $36 million, primarily related to the sale of the packaged cheese business and the dietary supplement business.

ConAgra Foods, Inc. and Subsidiaries

Part I — Financial Information

Earnings Per Share

The Company’s diluted earnings per share in the second quarter and first half of fiscal 2007 were $0.42 (including $0.03 per diluted share of earnings from discontinued operations) and $0.74 (including $0.13 per diluted share of earnings from discontinued operations), respectively.  Diluted earnings per share were $0.29 (including $0.07 per diluted share of earnings from discontinued operations) and $0.96 (including $0.12 per diluted share of earnings from discontinued operations) for the second quarter and first half of fiscal 2006, respectively.  Diluted earnings per share for the first half of fiscal 2006 includes a $0.40 gain from the sale of the Company’s investment in Pilgrim’s Pride Corporation common stock.  See “Other Significant Items of Note — Items Impacting Comparability” above as several other significant items affect the comparability of year-over-year results of operations.

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

Commercial paper borrowings (usually less than 30 days maturity) are reflected in the Company’s consolidated balance sheets within notes payable.  The Company has credit lines from banks that total approximately $2.0 billion.  These lines are comprised of a $1.5 billion five-year revolving credit facility with a syndicate of financial institutions entered into in December 2005 and short-term facilities approximating $491 million.  The terms of the five-year facility provide that the Company may request that the commitments available under the facility be extended for additional one-year periods on an annual basis; such an extension was authorized by the banking syndicate during the second quarter of fiscal 2007.  The commitments under this facility were extended to December 2011.  Borrowings under the five-year facility bear interest at or below prime rate and may be prepaid without penalty.  These rates are approximately .30 to .35 percentage points higher than the interest rates for commercial paper.  The Company has not drawn upon the  five-year facility.  As of November 26, 2006, the Company had $6 million drawn under the short-term loan facilities.  The long and short-term facilities require the Company to repay borrowings if the Company’s consolidated funded debt exceeds 65% of the consolidated capital base, as defined, or if fixed charges coverage, as defined, is less than 1.75 to 1.0, as such terms are defined in applicable agreements.  As of the end of the second quarter of fiscal 2007, the Company is in compliance with the credit agreements’ financial covenants.

As of the end of both the second quarter of fiscal 2007 and 2006, the Company’s senior long-term debt ratings were all investment grade ratings.  A significant downgrade in the Company’s credit ratings would not affect the Company’s ability to borrow amounts under the revolving credit facilities, although borrowing costs would increase.  A ratings downgrade would also impact the Company’s ability to borrow under its commercial paper program by causing increased borrowing costs and shorter durations and could result in possible access limitations.

In December 2006, the Company completed an exchange of approximately $500 million aggregate principal amount of its 9.75% notes due 2021 and its 6.75% notes due 2011 for approximately $500 million principal amount of 5.82% notes due 2017 and cash of approximately $90 million, in order to improve the Company’s debt maturity profile and to reduce its ongoing interest expense.  The Company expects to amortize the $90 million cash payment over the life of the new notes within interest expense.

ConAgra Foods, Inc. and Subsidiaries

Part I — Financial Information

During the first half of fiscal 2007, the Company sold its refrigerated packaged meats business, its cheese business, its refrigerated pizza business, and an oat milling business for net proceeds of approximately $707 million.  Also during the first half of fiscal 2007 the Company sold a note receivable from Swift Foods for proceeds totaling approximately $117 million.

On September 28, 2006, the Company’s board of directors authorized the repurchase of up to an additional $500 million of the Company’s shares.  The Company plans to repurchase shares periodically depending on market conditions and may make purchases in the open market or through privately negotiated transactions.  This authorization, along with the amounts remaining under the Company’s existing authorization at November 26, 2006, permits the Company to repurchase up to approximately $500 million of its shares.

Cash Flows

During the first half of fiscal 2007, the Company generated $472 million of cash, which was the net impact of $21 million generated by operating activities, $821 million generated by investing activities, and $370 million used in financing activities.

Cash used in operating activities of continuing operations totaled $57 million in the first half of fiscal 2007, as compared to $349 million generated in the same period of the prior year.  Improved income from continuing operations was offset by a significant use of cash for working capital in the first half of fiscal 2007.  The increased working capital was largely due to increased derivative assets, margin account balances, and increased agricultural commodity inventory balances within the Trading and Merchandising segment, partially offset by increases in derivative liabilities.  Cash generated from operating activities of discontinued operations was approximately $78 million in the first half of fiscal 2007, as compared to $116 million of cash generated in the first half of fiscal 2006.  The decrease in operating cash flows from discontinued operations is largely due to the dispositions of the various discontinued businesses in fiscal 2007 for which cash flows were generated throughout fiscal 2006.

Cash provided by investing activities totaled $821 million in the first half of fiscal 2007, versus cash generated from investing activities of $394 million in the same period of fiscal 2006.  Investing activities of continuing operations in the first half of fiscal 2007 consisted primarily of $117 million from the sale of notes receivable from Swift Foods, $102 million from the sale of property, plant, and equipment, including the sale of four aircraft, and $72 million from the sale of an oat milling business, a refrigerated pizza business, and an equity method investment, offset by $137 million of capital expenditures.  Investing activities for the first half of fiscal 2006 consisted primarily of proceeds of $482 million from the sale of 15.4 million shares of Pilgrim’s Pride Corporation common stock, offset by capital expenditures of $120 million.  The Company generated $665 million from investing activities of discontinued operations in the first half of fiscal 2007, primarily from the dispositions of the refrigerated meats business and the cheese business.  The Company generated $1 million of cash in investing activities of discontinued operations in the first half of fiscal 2006.

Cash used in financing activities totaled $370 million in the first half of fiscal 2007 and $380 million in the first half of fiscal 2006.  During the first half of fiscal 2007 and 2006, the Company paid dividends of $185 million and $282 million, respectively.  In the first half of fiscal 2007, the Company repurchased $203 million of its common stock as part of its share repurchase program.  The Company also repaid $25 million and $113 million of debt in the first half of fiscal 2007 and 2006, respectively.

ConAgra Foods, Inc. and Subsidiaries

Part I — Financial Information

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

As a result of adopting FIN 46R, the Company has consolidated the assets and liabilities of several entities from which it leases property, plant and equipment.  Due to the adoption of FIN 46R, the Company reflects in its balance sheet as of November 26, 2006:  property, plant and equipment of $159.3 million, long-term debt of $174.1 million (including current maturities of $7.7 million), and other assets of $12.4 million.  The Company has no other material obligations arising out of variable interests with unconsolidated entities.

Obligations and Commitments

As part of its ongoing operations, the Company enters into arrangements that obligate the Company to make future payments under contracts such as lease agreements, debt agreements and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as “take-or-pay” contracts).  The unconditional purchase obligation arrangements are entered into by the Company in its normal course of business in order to ensure adequate levels of sourced product are available to the Company.  Of these items, capital lease and debt obligations, which totaled $3.6 billion as of November 26, 2006, are currently recognized as liabilities in the Company’s consolidated balance sheet.  Operating lease obligations and unconditional purchase obligations, which total $816 million as of November 26, 2006, in accordance with generally accepted accounting principles, are not recognized as liabilities in the Company’s consolidated balance sheet.

A summary of the Company’s contractual obligations as of November 26, 2006 is as follows:

	Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt	$3,602.8	$20.9	$58.5	$1,523.4	$2,000.0
Lease obligations	612.8	92.7	185.3	106.5	228.3
Purchase obligations	202.7	85.8	71.9	34.4	10.6
Total	$4,418.3	$199.4	$315.7	$1,664.3	$2,238.9

The Company also has noncancelable subleases associated with certain of the lease obligations noted above, from which it expects to receive approximately $27 million over the next several years.

ConAgra Foods, Inc. and Subsidiaries

Part I — Financial Information

The Company is also contractually obligated to pay interest on its long-term debt obligations.  The weighted average interest rate of the long-term debt obligations outstanding as of November 26, 2006 was approximately 7.5%.

The Company leases a wheat processing facility on behalf of a joint venture in which the Company holds an equity interest.  In November 2006, the Company gave notice to the lessor of this facility of the Company’s irrevocable intent to purchase the facility at fair market value.  The purchase price of the facility is expected to be determined based upon independent appraisal.  The Company does not believe this transaction will have a material impact on its consolidated financial position or results of operations.  The purchase of the facility is expected to be consummated prior to the end of fiscal 2007.

As part of its ongoing operations, the Company also enters into arrangements that obligate the Company to make future cash payments only upon the occurrence of a future event (e.g., guarantees of debt or lease payments of a third party should the third party be unable to perform).  The following commercial commitments are not recognized as liabilities in the Company’s consolidated balance sheet.  A summary of the Company’s commitments, including commitments associated with equity method investments, as of November 26, 2006, is as follows:

	Amount of Commitment Expiration Per Period (in millions)
Other Commercial Commitments	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Guarantees	$44.3	$14.8	$10.4	$6.9	$12.2
Other commitments	1.3	1.3	—	—	—
Total	$45.6	$16.1	$10.4	$6.9	$12.2

The Company’s total commitments of $46 million include approximately $30 million in guarantees and other commitments the Company has made on behalf of the divested fresh beef and pork business.

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

ConAgra Foods, Inc. and Subsidiaries
Part I — Financial Information

The following table represents the fair value and scheduled maturity dates of such contracts outstanding as of November 26, 2006:

(in millions)

	Gross Asset		Gross Liability
Source of Fair Value	Maturity less than 1 year	Maturity 1-3 years	Maturity less than 1 year	Maturity 1-3 years	Total Fair Value
Prices actively quoted (i.e., exchange-traded contracts)	$1,162.9	$27.6	$(962.8)	$(19.4)	$208.3
Prices provided by other external sources (i.e., non-exchange-traded contracts)	49.7	3.3	(54.1)	(6.1)	(7.2)
Prices based on other valuation models (i.e., non-exchange-traded contracts)	—	—	—	—	—
Total fair value	$1,212.6	$30.9	$(1,016.9)	$(25.5)	$201.1

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

The Company adopted this change as a result of significant changes in its marketing strategies and management’s belief that the new method results in a more objective measure of quarterly expense that will better support planning and resource allocation decisions by management.  The new policy of

ConAgra Foods, Inc. and Subsidiaries
Part I — Financial Information

expensing advertising as incurred eliminates the need to estimate overall expected sales, expenses, and the benefit period of the advertising on an interim basis, and conforms the Company’s interim accounting policy with that used to prepare the annual financial statements.  The change has been applied retrospectively to all prior interim periods and advertising expense for such interim periods has been restated.  The impact of the change in accounting methods on the second quarter and first half of fiscal 2007 was to increase advertising and promotion expense by approximately $24 million ($15 million after tax), or $0.03 per diluted share for both the second quarter and first half of fiscal 2007, respectively.  The impact on the second quarter and first half of fiscal 2006 was to increase advertising expense by approximately $17.2 million and $25.1 million ($10.6 million and $15.4 million after tax), or $0.02 and $0.03 per diluted share, respectively.  There will be no impact on any annual reporting periods.

Except for the change of accounting methods for advertising and promotion expense, there have been no significant changes with respect to the Company’s policies for critical accounting estimates during the first half of fiscal 2007.

Recently Issued Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantify misstatements based on their impact on each of the Company’s financial statements and related disclosures. SAB 108 is effective as of the end of the Company’s fiscal 2007, allowing a one-time transitional cumulative effect adjustment to retained earnings as of May 29, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. Management is currently evaluating the impact that the adoption of this statement will have on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the Company’s 2009 fiscal year.  Management is currently evaluating the impact of adopting SFAS No. 157 on the Company’s financial statements.

In September 2006, the FASB issued SFAS 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires that the Company recognize the overfunded or underfunded status of its defined benefit and retiree medical plans (the “Plans”) as an asset or liability in the Company’s fiscal 2007 year-end balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur.  SFAS No. 158 also requires the Company, no later than fiscal 2009, to measure the funded status of its Plans as of the Company’s year-end balance sheet date versus the current measurement date of February 28. Management is currently evaluating the impact of adopting SFAS No. 158 on the Company’s consolidated financial position and results of operations.

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

ConAgra Foods, Inc. and Subsidiaries
Part I — Financial Information

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

ConAgra Foods, Inc. and Subsidiaries
Part I — Financial Information

Related Party Transactions

The Company received management fees from affiliates (equity method investees) of $3.7 million in the second quarter of fiscal 2007 and $7.1 million in the first half of fiscal 2007.  The Company received management fees from affiliates (equity method investees) of $3.6 million in the second quarter of fiscal 2006 and $7.1 million in the first half of fiscal 2006.  Net accounts payable to affiliates of $7.4 million, $10.4 million, and $9.3 million are included in accounts payable at November 26, 2006, May 28, 2006, and November 27, 2005, respectively.

During the first quarter of fiscal 2007, the Company sold an aircraft for proceeds of approximately $8.1 million to a company on whose board of directors one of the Company’s directors sits.  The Company recognized a gain of approximately $3.0 million on the transaction.

Certain of the entities from which the Company leases various buildings are partnerships (the “partnerships”), the beneficial owners of which are Opus Corporation or its affiliates.  A member of the Company’s board of directors is a beneficial owner, officer and director of Opus Corporation.  During the second quarter and first half of fiscal 2007, the Company made rental payments of $3.6 million and $7.2 million, respectively, to Opus Corporation.  During the second quarter and first half of fiscal 2006, the Company made rental payments of $4.4 million and $8.8 million, respectively, to Opus Corporation.  The Company also made payments of $0.5 million and $1.1 million to Opus Corporation for construction services in the second quarter and first half of fiscal 2007, respectively, and made payments of $0.1 million and $0.5 million to Opus Corporation for construction services in the second quarter and first half of fiscal 2006, respectively.

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

Other than the changes noted below, there have been no material changes in the Company’s market risk during the thirteen weeks ended November 26, 2006.  For additional information, refer to the “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of the Company’s fiscal 2006 annual report on Form 10-K.

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

Based on the Company’s net derivative positions at the end of the first and second quarters of fiscal 2007, the maximum potential loss of fair value resulting from a hypothetical change of 10% in market prices was as follows:

(in millions)
Processing
Grains/Foods	$5
Meats	—
Energy	17

Trading
Grains/Foods	$62
Meats	4
Energy	6

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

Based on the Company’s operations-related net foreign currency derivative positions at the end of the first and second quarter of fiscal 2007, the maximum potential loss of fair value resulting from a hypothetical change of 10% in market prices was $12 million.

Item 4.  Controls and Procedures

The Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of November 26, 2006.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated any change in the Company’s internal control over financial reporting and determined that there were no significant changes in the Company’s internal controls over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, such internal controls.

ConAgra Foods, Inc. and Subsidiaries
Part II — Other Information

Item 1. Legal Proceedings.

Three purported class actions were consolidated in the United States District Court for Nebraska, Berlien v. ConAgra Foods, Inc., et. al. Case No. 805CV292 filed on June 21, 2005, Calvacca v. ConAgra Foods, Inc., et. al. Case No. 805CV00318 filed on June 30, 2005, and Woods v. ConAgra Foods, Inc., et. al. Case No. 805CV493 filed on July 26, 2005. Each lawsuit was against the Company and its former chief executive officer.  The lawsuits alleged violations of the federal securities laws in connection with the events resulting in the Company’s April 2005 restatement of its financial statements and related matters. Each complaint sought a declaration that the action was maintainable as a class action and that the plaintiff was a proper class representative, unspecified compensatory damages, reasonable attorneys’ fees and any other relief deemed proper by the court.  On September 19, 2006, the Court granted the Defendants’ motion to dismiss these lawsuits with leave for Plaintiffs to amend their complaint. The plaintiffs did not amend and the court entered an order of dismissal with prejudice on November 7, 2006.

Four derivative actions were filed by shareholder plaintiffs, purportedly on behalf of the Company, during 2005.  Three of the actions were filed in the United States District Court for Nebraska, Case No. 805CV342 and Case No. 805CV343 filed on July 15, 2005, and Case No. 405CV3183 filed on July 26, 2005 and the fourth action was filed on December 12, 2005 in the District Court for Douglas County, Nebraska, Case No. 1056-745. As reported in the Company’s Form 10-Q for the quarter ended August 27, 2006, on September 27, 2006, the United States District Court for Nebraska granted defendant’s motion to dismiss in the three federal cases and entered judgment in favor of defendant. Plaintiffs did not appeal that judgment.  The fourth action, a state court proceeding, was stayed pending a determination on the motion to dismiss in the federal court cases. On November 22, 2006, the District Court for Douglas County, Nebraska entered an order dismissing the action with prejudice.

Additionally, a derivative action was filed by a shareholder plaintiff, purportedly on behalf of the Company, in the Court of Chancery for the State of Delaware in New Castle County on April 18, 2006.  The complaint contained allegations of breach of fiduciary duties, waste, unjust enrichment, and false and misleading proxy statements against the defendants, directors of the Company at the relevant times and the current and former chief executive officers, in the compensation awarded to the former chief executive officer since 2002.  The complaint sought an unspecified amount of damages alleged to have been sustained by the Company, attorneys’ fees and any other relief deemed proper by the court. On December 12, 2006, the lawsuit was dismissed.

The Company is a party to a number of other lawsuits and claims arising out of the operation of its businesses as reported in its Form 10-K for the fiscal year ended May 28, 2006.

ConAgra Foods, Inc. and Subsidiaries
Part II — Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the total number of shares purchased during the second quarter of fiscal 2007, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that may yet be Purchased under the Programs (2)

August 28 through September 24, 2006	—	—	—	$150,000,000

September 25 through October 22, 2006	107,749	$24.98	101,600	$647,400,000

October 23 through November 26, 2006	5,746,675	$25.89	5,694,500	$500,000,000

Total Fiscal 2007 Second Quarter Activity	5,854,424	$25.87	5,796,100	$500,000,000

(1)                                        See note 2.  Amounts also represent shares delivered to the Company to pay the exercise price under stock options or to satisfy tax withholding obligations upon the exercise of stock options or vesting of restricted shares.

(2)                                        Pursuant to the share repurchase plan originally announced on December 4, 2003 of up to $1 billion and subsequently increased to up to $1.5 billion on September 28, 2006.  The Company has repurchased 39.0 million shares at a cost of $1.0 billion through November 26, 2006 as part of this plan.  The Company intends to repurchase shares periodically depending on market conditions and may make purchases in the open market or through privately negotiated transactions.  The program has no expiration date.

ConAgra Foods, Inc. and Subsidiaries
Part II — Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

Disclosure pursuant to this item was provided in the Company’s Form 10-Q for the quarter ended August 27, 2006.

ConAgra Foods, Inc. and Subsidiaries
Part II — Other Information

Item 6.  Exhibits

Exhibits

10.23.1	Extension Letter for Long-Term Revolving Credit Agreement between ConAgra Foods and the banks that have signed the agreement

10.25	Form of Stock Option Agreement for Employees (ConAgra Foods 2006 Stock Plan)

10.26	Form of Restricted Stock Award Agreement (ConAgra Foods 2006 Stock Plan)

10.27	Form of Restricted Stock Unit Agreement (ConAgra Foods 2006 Stock Plan)

12	Statement regarding computation of ratio of earnings to fixed charges

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificates

ConAgra Foods, Inc. and Subsidiaries
Part II — Other Information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONAGRA FOODS, INC.

By:

/s/ Andre J. Hawaux
Andre J. Hawaux

Executive Vice President and,
Chief Financial Officer

By:

/s/ John F. Gehring
John F. Gehring
Senior Vice President and Corporate Controller

Dated this 5th day of January, 2007.

EXHIBIT	DESCRIPTION	PAGE

10.23.1	Extension Letter for Long-Term Revolving Credit Agreement between ConAgra Foods and the banks that have signed the agreement	61

10.25	Form of Stock Option Agreement for Employees (ConAgra Foods 2006 Stock Plan)	63

10.26	Form of Restricted Stock Award Agreement (ConAgra Foods 2006 Stock Plan)	68

10.27	Form of Restricted Stock Unit Agreement (ConAgra Foods 2006 Stock Plan)	73

12	Statement regarding computation of ratio of earnings to fixed charges.	78

31.1	Section 302 Certificate of Chief Executive Officer	79

31.2	Section 302 Certificate of Chief Financial Officer	80

32.1	Section 906 Certificates	81