Form 10-Q
period 2007-02-25
CONAGRA FOODS INC /DE/
filed 2007-04-05
CIK 23217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 25, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of issuer’s common stock, as of March 23, 2007, was 498,089,850.

Part I.	FINANCIAL INFORMATION		3

	Item 1	Financial Statements	3

		Unaudited Condensed Consolidated Statements of Earnings for the Thirteen and Thirty-nine Weeks ended February 25, 2007 and February 26, 2006	3

		Unaudited Condensed Consolidated Statements of Comprehensive Income for the Thirteen and Thirty-nine Weeks ended February 25, 2007 and February 26, 2006	4

		Unaudited Condensed Consolidated Balance Sheets as of February 25, 2007, May 28, 2006 and February 26, 2006	5

		Unaudited Condensed Consolidated Statements of Cash Flows for the Thirty-nine Weeks ended February 25, 2007 and February 26, 2006	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

	Item 3	Quantitative and Qualitative Disclosures About Market Risk	55

	Item 4	Controls and Procedures	57

Part II.	OTHER INFORMATION		58

	Item 1	Legal Proceedings	58

	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	59

	Item 6	Exhibits	60

	Signatures		61

	Exhibit Index		62

	Exhibit 12		63
	Exhibit 31.1		64
	Exhibit 31.2		65
	Exhibit 32.1		66

Part I - Financial Information

Item 1. Condensed Consolidated Financial Statements

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions except per share amounts)

(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	February 25, 2007	February 26, 2006	February 25, 2007	February 26, 2006
Net sales	$2,918.4	$2,861.8	$8,695.7	$8,537.6
Costs and expenses:
Cost of goods sold	2,143.4	2,142.4	6,447.4	6,416.1
Selling, general and administrative expenses	450.2	514.7	1,337.8	1,382.1
Interest expense, net	56.1	68.8	166.2	209.8
Gain on sale of Pilgrim’s Pride Corporation common stock	—	—	—	329.4

Income from continuing operations before income taxes and equity method investment earnings (loss)	268.7	135.9	744.3	859.0
Income tax expense	91.8	37.6	272.4	294.7
Equity method investment earnings (loss)	9.6	(0.6)	24.4	(31.2)

Income from continuing operations	186.5	97.7	496.3	533.1
Income (loss) from discontinued operations, net of tax	6.1	(122.9)	76.3	(58.5)

Net income (loss)	$192.6	$(25.2)	$572.6	$474.6

Earnings per share - basic
Income from continuing operations	$0.37	$0.19	$0.98	$1.03
Income (loss) from discontinued operations	0.01	(0.24)	0.15	(0.11)

Net income (loss)	$0.38	$(0.05)	$1.13	$0.92

Earnings per share - diluted
Income from continuing operations	$0.37	$0.19	$0.97	$1.02
Income (loss) from discontinued operations	0.01	(0.24)	0.15	(0.11)

Net income (loss)	$0.38	$(0.05)	$1.12	$0.91

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in millions)

(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	February 25, 2007	February 26, 2006	February 25, 2007	February 26, 2006
Net income (loss)	$192.6	$(25.2)	$572.6	$474.6
Other comprehensive income (loss):
Net derivative adjustment, net of tax	(5.2)	(14.7)	(6.5)	15.1
Unrealized gain (loss) on available-for-sale securities, net of tax:
Unrealized holding gains (losses) arising during the period	(0.2)	1.0	1.9	(15.6)
Reclassification adjustment for (gains) losses included in net income	0.1	21.9	(2.2)	(73.4)
Currency translation adjustment:
Unrealized translation gains (losses) arising during the period	(2.8)	5.8	(9.2)	14.9
Reclassification adjustment for losses included in net income	—	—	21.7	—
Minimum pension liability, net of tax	—	—	4.1	—

Comprehensive income (loss)	$184.5	$(11.2)	$582.4	$415.6

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions except share data)

(unaudited)

	February 25, 2007	May 28, 2006	February 26, 2006
ASSETS
Current assets
Cash and cash equivalents	$497.0	$331.6	$237.2
Receivables, less allowance for doubtful accounts of $24.7, $27.8 and $30.2	1,194.4	1,178.1	1,156.1
Inventories	2,819.8	2,130.6	2,462.1
Prepaid expenses and other current assets	1,073.2	889.0	436.5
Current assets held for sale	—	261.0	453.7

Total current assets	5,584.4	4,790.3	4,745.6

Property, plant and equipment	4,919.7	4,829.5	4,812.7
Less accumulated depreciation	(2,705.3)	(2,561.1)	(2,521.2)

Property, plant and equipment, net	2,214.4	2,268.4	2,291.5

Goodwill	3,440.8	3,445.6	3,447.5
Brands, trademarks and other intangibles, net	795.6	799.5	799.8
Other assets	245.4	233.5	404.6
Noncurrent assets held for sale	—	433.1	668.7

	$12,280.6	$11,970.4	$12,357.7

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable	$22.7	$10.0	$11.1
Current installments of long-term debt	21.0	421.1	420.1
Accounts payable	935.5	867.6	866.3
Advances on sales	266.4	103.2	136.3
Accrued payroll	311.4	310.8	238.9
Other accrued liabilities	1,547.6	1,247.5	1,218.5
Current liabilities held for sale	—	4.6	43.6

Total current liabilities	3,104.6	2,964.8	2,934.8

Senior long-term debt, excluding current installments	3,235.8	2,754.8	3,010.9
Subordinated debt	200.0	400.0	400.0
Other noncurrent liabilities	1,074.3	1,197.6	1,131.1
Noncurrent liabilities held for sale	—	3.2	4.4

Total liabilities	7,614.7	7,320.4	7,481.2

Commitments and contingencies (Note 11)
Common stockholders' equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 566,323,732, 566,214,311 and 566,209,519	2,831.8	2,831.1	2,831.0
Additional paid-in capital	801.6	764.0	758.2
Retained earnings	2,752.3	2,454.6	2,488.5
Accumulated other comprehensive income (loss)	(12.0)	(21.8)	(14.9)
Less treasury stock, at cost, 68,256,216, 55,352,988 and 46,889,778 common shares	(1,707.8)	(1,375.7)	(1,183.8)

	4,665.9	4,652.2	4,879.0
Less unearned restricted stock	—	(2.2)	(2.5)

Total common stockholders' equity	4,665.9	4,650.0	4,876.5

	$12,280.6	$11,970.4	$12,357.7

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Thirty-nine weeks ended
	February 25, 2007	February 26, 2006
Cash flows from operating activities:
Net income	$572.6	$474.6
Income (loss) from discontinued operations	76.3	(58.5)

Income from continuing operations	496.3	533.1
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	267.6	226.8
Gain on sale of Pilgrim’s Pride Corporation common stock, pretax (see Note 2)	—	(329.4)
Loss on sale of fixed assets	(0.9)	(3.3)
(Gain) loss on sale of businesses and equity method investments	(22.4)	0.7
Undistributed earnings of affiliates	(13.8)	(1.2)
Non-cash impairments of investments	4.6	99.0
Non-cash impairments and casualty losses	—	13.8
Contributions to pension plans	(170.2)	(28.8)
Other items	101.3	33.6
Change in operating assets and liabilities:
Accounts receivable	(131.2)	63.7
Inventory	(694.7)	(330.9)
Prepaid expenses and other current assets	(311.4)	218.9
Accounts payable and advances on sales	291.2	91.2
Other accrued liabilities	339.4	(50.2)

Net cash flows from operating activities – continuing operations	155.8	537.0
Net cash flows from operating activities – discontinued operations	66.2	185.9

Net cash flows from operating activities	222.0	722.9

Cash flows from investing activities:
Purchases of marketable securities	(2,474.4)	—
Sales of marketable securities	2,476.1	—
Additions to property, plant and equipment	(346.1)	(174.7)
Sale of Swift note receivable	117.4	—
Sale of Pilgrim’s Pride Corporation common stock	—	482.4
Sale of property, plant and equipment	174.7	24.0
Sale of businesses and equity method investments	73.6	30.5
Notes receivable and other items	4.3	(5.5)

Net cash flows from investing activities – continuing operations	25.6	356.7
Net cash flows from investing activities – discontinued operations	661.7	(1.6)

Net cash flows from investing activities	687.3	355.1

Cash flows from financing activities:
Net short-term borrowings	(9.2)	2.6
Repayment of long-term debt	(28.6)	(642.3)
Debt exchange premium payment, including issuance costs	(93.7)	—
Repurchase of ConAgra Foods common shares	(400.4)	—
Cash dividends paid	(276.6)	(423.8)
Proceeds from exercise of employee stock options	60.9	14.4
Other items	3.7	0.7

Net cash flows from financing activities – continuing operations	(743.9)	(1,048.4)
Net cash flows from financing activities – discontinued operations	—	—

Net cash flows from financing activities	(743.9)	(1,048.4)

Net change in cash and cash equivalents	165.4	29.6
Cash and cash equivalents at beginning of period	331.6	207.6

Cash and cash equivalents at end of period	$497.0	$237.2

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-Nine Weeks ended February 25, 2007 and February 26, 2006

(columnar dollars in millions except per share amounts)

1.	Summary of Significant Accounting Policies

The unaudited financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The adjustments are of a normal recurring nature, except as otherwise noted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the ConAgra Foods, Inc. (the “Company”) fiscal 2006 annual report on Form 10-K, as updated via the Company’s Form 8-K filed on November 20, 2006.

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

Investments in Unconsolidated Affiliates – The investments in and the operating results of 50%-or-less-owned entities not required to be consolidated are included in the financial statements on the basis of the equity method of accounting or the cost method of accounting, depending on specific facts and circumstances.

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

Cash and Cash Equivalents – Cash and all highly liquid investments with an original maturity of three months or less at the date of acquisition, including short-term time deposits, government agency and corporate obligations, are classified as cash and cash equivalents. Cash deposits in margin accounts required for exchange-traded activity of approximately $178 million are included in prepaid expenses and other current assets in the Company’s consolidated balance sheet at February 25, 2007.

Share-Based Compensation – The Company has stockholder-approved stock option plans which provide for granting of options to employees for the purchase of common stock at prices equal to the fair value at the time of grant. The Company issues stock under various stock-based compensation arrangements, including restricted stock, performance shares and other share-based awards and stock issued in lieu of cash bonuses. In addition, the Company grants restricted share equivalents pursuant to plans approved by stockholders which are ultimately settled in cash based on the market price of the Company’s stock as of the date the award is fully vested.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-Nine Weeks ended February 25, 2007 and February 26, 2006

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

The following details the income tax expense (benefit) on components of other comprehensive income (loss):

	Thirteen weeks ended		Thirty-nine weeks ended
	February 25, 2007	February 26, 2006	February 25, 2007	February 26, 2006
Net derivative adjustment	$(3.2)	$(8.4)	$(3.4)	$10.0
Unrealized gains (losses) on available-for-sale securities	(0.1)	0.6	1.1	(9.1)
Reclassification adjustment for (gains) losses included in net income	0.1	13.5	(1.2)	(41.3)
Minimum pension liability	—	—	0.7	—

	$(3.2)	$5.7	$(2.8)	$(40.4)

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-Nine Weeks ended February 25, 2007 and February 26, 2006

(columnar dollars in millions except per share amounts)

Accounting Changes – In addition to the adoption of SFAS No. 123R, as discussed in the Share-Based Compensation section above, the Company changed two other accounting methods effective May 29, 2006:

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

Advertising and Promotion Expense: Previously, the Company recognized advertising costs in expense in interim periods based on the sales volumes for the interim period as a proportion of estimated annual sales volumes. Effective May 29, 2006 the Company changed its method of accounting for advertising expense for interim periods such that all advertising expense is recognized as incurred.

The Company adopted this change as a result of significant changes in its marketing strategies and management’s belief that the new method results in a more objective measure of quarterly expense that will better support planning and resource allocation decisions by management. The new policy of expensing advertising as incurred eliminates the need to estimate overall expected sales, expenses, and the benefit period of the advertising on an interim basis, and conforms the Company’s interim accounting policy with that used to prepare the annual financial statements. The change has been applied retrospectively to all prior interim periods and advertising expense for such interim periods has been restated. The impact of the change in accounting methods on the third quarter of fiscal 2007 was to decrease advertising and promotion expense by approximately $17 million ($10 million after tax), or $0.02 per diluted share, while the impact on the first three quarters of fiscal 2007 was to increase advertising and promotion expense by approximately $7 million ($4 million after tax), or $0.01 per diluted share. The impact on the third quarter of fiscal 2006 was to decrease advertising expense by approximately $10.6 million ($6.5 million after tax), or $0.01 per diluted share. The impact on the first three quarters of 2006 was to increase advertising expense by $14.5 million ($8.9 million after tax), or $0.02 per diluted share. There will be no impact on any annual reporting periods.

Recently Issued Accounting Pronouncements – In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without being required to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective as of the beginning of the Company’s fiscal 2009. Management is currently evaluating the impact of adopting SFAS No. 159 on the Company’s consolidated financial position and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantify misstatements based on their impact on each of the Company’s financial statements and related disclosures. SAB 108 is effective as of the end of the Company’s fiscal 2007, allowing a one-time transitional cumulative effect adjustment to retained earnings as of May 29, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. Management is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial position and results of operations.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-Nine Weeks ended February 25, 2007 and February 26, 2006

(columnar dollars in millions except per share amounts)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the Company’s fiscal 2009. Management is currently evaluating the impact of adopting SFAS No. 157 on the Company’s consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires that the Company recognize the overfunded or underfunded status of its defined benefit and retiree medical plans (the “Plans”) as an asset or liability in the Company’s fiscal 2007 year-end consolidated balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur. SFAS No. 158 also requires the Company, no later than fiscal 2009, to measure the funded status of its Plans as of the Company’s year-end consolidated balance sheet date versus the current measurement date of February 28. Management is currently evaluating the impact of adopting SFAS No. 158 on the Company’s consolidated financial position and results of operations.

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

Reclassifications – The Company previously classified the estimated cost of financing certain inventories in its Trading and Merchandising segment in cost of goods sold. The Company has reclassified $6.9 million and $17.6 million from cost of goods sold to interest expense for the third quarter and first three quarters of fiscal 2006, respectively. The Company has reclassified certain amounts which resulted in a decrease in its inventory and accounts payable balances by $24.3 million for the period ending February 26, 2006.

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

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-Nine Weeks ended February 25, 2007 and February 26, 2006

(columnar dollars in millions except per share amounts)

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

As a result of completing the divestiture of the packaged meats operations, the Company recognized a pre-tax curtailment gain related to postretirement benefits totaling approximately $9.4 million during the third quarter of fiscal 2007 (see Note 12 for further information). This amount has been recorded within results of discontinued operations.

During the first quarter of fiscal 2007, the Company decided to discontinue the production of certain branded deli meat products concurrent with the disposition of the packaged meats business, discussed above. Accordingly, the Company has reclassified the results of operations associated with this branded deli meats business to discontinued operations for all periods presented.

Packaged Cheese Operations

During the first quarter of fiscal 2007, the Company completed its divestiture of the packaged cheese business for proceeds of approximately $97.6 million, resulting in a pre-tax gain of approximately $57.8 million ($32.0 million after tax). Accordingly, the Company reflects the results of these operations as discontinued operations for all periods presented. The assets and liabilities of the divested packaged cheese business are classified as assets and liabilities held for sale within the Company’s consolidated balance sheets for all periods prior to divestiture.

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

For the Thirty-Nine Weeks ended February 25, 2007 and February 26, 2006

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

Specialty Meats Divestiture

In the fourth quarter of fiscal 2005, the Company implemented a plan to exit the specialty meats foodservice business. Accordingly, the Company removed the results of these businesses from the Consumer Foods reporting segment and reflects the results of these businesses as discontinued operations for all periods presented. The Company closed a manufacturing facility in Alabama, sold its operations in California and, in the first quarter of fiscal 2006, completed the sale of its operations in Illinois. Upon the sale of the Illinois operations, the Company had no remaining specialty meats foodservice operations.

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

For the Thirty-Nine Weeks ended February 25, 2007 and February 26, 2006

(columnar dollars in millions except per share amounts)

The results of the aforementioned businesses which have been divested are included within discontinued operations. The summary comparative financial results of the discontinued operations were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 25, 2007	February 26, 2006	February 25, 2007	February 26, 2006
Net sales	$11.7	$633.6	$724.3	$2,148.4

Income from operations of discontinued operations	8.8	42.0	84.3	133.8
Long-lived asset impairment charge	—	(166.1)	(21.1)	(166.1)
Net gain from disposal of businesses	0.6	0.3	65.6	6.3

Income (loss) before income taxes	9.4	(123.8)	128.8	(26.0)
Income tax (expense) benefit	(3.3)	0.9	(52.5)	(32.5)

Income (loss) from discontinued operations, net of tax	$6.1	$(122.9)	$76.3	$(58.5)

Other Assets Held for Sale

During the third quarter of fiscal 2006, the Company initiated a plan to dispose of a refrigerated pizza business with annual revenues of less than $70 million. During the second quarter of fiscal 2007, the Company disposed of this business for proceeds of approximately $22.0 million, resulting in no significant gain or loss. Due to the Company’s expected continuing cash flows associated with this business, the results of operations of this business are included in continuing operations for all periods presented. The assets and liabilities of this business are classified as assets and liabilities held for sale in the consolidated balance sheets for all periods prior to the sale.

During the second quarter of fiscal 2007, the Company completed the disposal of an oat milling business for proceeds of approximately $35.8 million, after final working capital adjustments made during the third quarter, resulting in a pre-tax gain of approximately $17.9 million ($11.1 million after tax). Due to the Company’s expected significant continuing cash flows associated with this business, the results of operations of this business are included in continuing operations for all periods presented. The assets and liabilities of this business are classified as assets and liabilities held for sale in the consolidated balance sheets for all periods prior to the sale.

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

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-Nine Weeks ended February 25, 2007 and February 26, 2006

(columnar dollars in millions except per share amounts)

The assets and liabilities classified as held for sale as of February 25, 2007, May 28, 2006 and February 26, 2006 are as follows:

	February 25, 2007	May 28, 2006	February 26, 2006
Receivables, less allowances for doubtful accounts	$—	$7.1	$47.6
Inventories	—	253.9	406.1

Current assets held for sale	$—	$261.0	$453.7

Property, plant and equipment, net	$—	$419.1	$469.5
Goodwill and other intangibles	—	14.0	199.2

Noncurrent assets held for sale	$—	$433.1	$668.7

Accounts payable	$—	$1.7	$29.2
Other accrued liabilities and advances on sales	—	2.9	14.4

Current liabilities held for sale	$—	$4.6	$43.6

Other noncurrent liabilities	$—	$3.2	$4.4

Noncurrent liabilities held for sale	$—	$3.2	$4.4

3.	Goodwill and Other Identifiable Intangible Assets

Goodwill by reporting segment was as follows:

	February 25, 2007	May 28, 2006	February 26, 2006
Consumer Foods	$3,252.1	$3,253.0	$3,258.1
International Foods	85.5	89.4	86.4
Food and Ingredients	87.3	87.3	87.1
Trading and Merchandising	15.9	15.9	15.9

Total	$3,440.8	$3,445.6	$3,447.5

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-Nine Weeks ended February 25, 2007 and February 26, 2006

(columnar dollars in millions except per share amounts)

Other identifiable intangible assets were as follows:

	February 25, 2007		May 28, 2006		February 26, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$771.7	$—	$773.1	$—	$773.7	$—
Amortizing intangible assets	41.4	17.5	41.9	15.5	40.7	14.6

	$813.1	$17.5	$815.0	$15.5	$814.4	$14.6

Non-amortizing intangible assets are comprised of the following balances:

	February 25, 2007	May 28, 2006	February 26, 2006
Brands/Trademarks	$752.6	$752.6	$752.9
Pension Intangible Asset	19.1	19.1	19.4
Miscellaneous	—	1.4	1.4

Total non-amortizing intangible assets	$771.7	$773.1	$773.7

Amortizing intangible assets, carrying a weighted average life of approximately 16 years, are principally composed of licensing arrangements and customer lists. Based on amortizing assets recognized in the Company’s balance sheet as of February 25, 2007, amortization expense is estimated to be approximately $2.9 million for each of the next five years.

4.	Derivative Financial Instruments

The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. As of February 25, 2007, May 28, 2006 and February 26, 2006, the fair value of derivatives recognized within prepaid expenses and other current assets was $554.0 million, $401.1 million and $247.2 million, respectively, while the amount recognized within other accrued liabilities was $324.6 million, $283.5 million and $175.5 million, respectively.

For the quarters ending February 25, 2007 and February 26, 2006, the ineffectiveness associated with derivatives designated as cash flow hedges from continuing operations resulted in a gain of $2.4 million and a loss of $2.9 million, respectively. For the three quarters ending February 25, 2007 and February 26, 2006, the ineffectiveness associated with derivatives designated as cash flow hedges from continuing operations resulted in a loss of $1.6 million and a gain of $6.5 million, respectively. Hedge ineffectiveness is recognized within net sales, cost of goods sold or interest expense, depending on the nature of the hedge. The Company does not exclude any component of the hedging instrument’s gain or loss when assessing effectiveness.

Generally, the Company hedges a portion of its anticipated consumption of certain commodity inputs for periods up to 36 months. The Company may enter into longer-term hedges on particular commodities, if deemed appropriate. As of February 25, 2007, the Company had hedged certain portions of its anticipated consumption of commodity inputs through May 2008.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-Nine Weeks ended February 25, 2007 and February 26, 2006

(columnar dollars in millions except per share amounts)

As of February 25, 2007, May 28, 2006 and February 26, 2006, the net deferred gain recognized in accumulated other comprehensive income was $7.8 million, $14.3 million, and $22.7 million, net of tax, respectively. The Company anticipates a gain of $6.9 million, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings over the next 12 months ending February 24, 2008. The Company anticipates a gain of $0.9 million, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings subsequent to February 24, 2008.

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

Of the $2.5 billion interest rate swaps closed out in fiscal 2004, $2.0 billion of the interest rate swaps had been used to effectively convert certain of the Company’s fixed rate debt into floating rate debt. These interest rate swaps were accounted for as fair value hedges and resulted in no recognition of ineffectiveness in the statement of earnings as the interest rate swaps’ provisions matched the applicable provisions of the hedged debt. The Company’s net interest expense was reduced by $0.9 million and $3.1 million due to the net impact of previously closed interest rate swap agreements in the third quarter and first three quarters of fiscal 2007, respectively, and was reduced by $3.1 million and $10.1 million, respectively, in the comparable periods of fiscal 2006.

5.	Share-based Payments

In accordance with stockholder-approved plans, the Company issues share-based payments under various stock-based compensation arrangements, including stock options, restricted stock, performance shares, and other share-based awards.

On September 28, 2006, the stockholders approved the ConAgra Foods 2006 Stock Plan, which authorizes the issuance of up to 30 million shares of ConAgra Foods common stock. The Company will not issue any new stock awards under the 1990, 1995 or 2000 Stock Plans. At February 25, 2007, approximately 29.5 million shares were reserved for granting additional options, restricted stock, bonus stock awards, or other share-based awards.

Stock Option Plan

The Company has stockholder-approved stock option plans which provide for granting of options to employees for the purchase of common stock at prices equal to the fair value at the date of grant. Options become exercisable under various vesting schedules (typically three to five years) and generally expire seven to ten years after the date of grant.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-Nine Weeks ended February 25, 2007 and February 26, 2006

(columnar dollars in millions except per share amounts)

The fair value of each option is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted during the first three quarters of fiscal 2007:

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

A summary of the option activity as of February 25, 2007, and changes during the thirty-nine weeks then ended is presented below:

	Fiscal 2007
Options	Number of Options (in Millions)	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at May 29, 2006	27.5	$24.24
Granted	6.6	$22.30
Exercised	(2.8)	$22.17		$7.2
Forfeited	(1.1)	$23.52
Expired	(3.0)	$25.83

Outstanding at February 25, 2007	27.2	$23.84	5.94	$63.1

Exercisable at February 25, 2007	15.7	$24.63	4.84	$30.1

The Company recognizes compensation expense using the straight-line method over the requisite service period. During the first three quarters of fiscal 2007 and fiscal 2006, the Company granted 6.6 million options and 6.9 million options, respectively, with a weighted average grant date value of $3.91 and $4.53, respectively. The total intrinsic value of options exercised during the thirty-nine weeks ended February 25, 2007 was $7.2 million. The market value of the Company’s common stock was $25.53 per share on February 23, 2007.

Compensation expense and the related tax benefit for stock option awards totaled $5.8 million and $2.1 million, respectively, for the thirteen weeks ended February 25, 2007, while the compensation expense and related tax benefit totaled $15.7 million and $5.7 million, respectively, for the first three quarters of fiscal 2007. No compensation expense was recognized in the prior year related to options as past awards (pre-SFAS No. 123R adoption) were accounted for under APB No. 25.

At February 25, 2007, the Company had $29.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over a weighted average period of 1.4 years.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-Nine Weeks ended February 25, 2007 and February 26, 2006

(columnar dollars in millions except per share amounts)

Cash received from option exercises for the thirteen weeks ended February 25, 2007 and February 26, 2006 was $15.6 million and $0.2 million, respectively, while the cash received from options exercised for the first three quarters of fiscal 2007 and 2006 was $60.9 million and $14.4 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $0.9 million and $0 million for the thirteen weeks ended February 25, 2007 and February 26, 2006, respectively, and $2.7 million and $0.8 million for the first three quarters of 2007 and 2006, respectively.

Share Unit Plans

In accordance with stockholder-approved plans, the Company issues stock under various stock-based compensation arrangements, including restricted stock, restricted share equivalents, and other share-based awards (“share units”). These awards generally have requisite service periods of three to five years. Under each arrangement, stock is issued without direct cost to the employee. The Company estimates the fair value of the share units based upon the market price of the Company’s stock at the date of grant. Certain share unit grants do not provide for the payment of dividend equivalents to the participant during the requisite service period (vesting period). For those grants, the value of the grants is reduced by the net present value of the foregone dividend equivalent payment. The Company recognizes compensation expense for share unit awards on a straight-line basis over the requisite service period. The compensation expense for the Company’s share unit awards totaled $3.0 million and $3.0 million for the thirteen weeks ended February 25, 2007 and February 26, 2006, respectively, and $7.8 million and $16.5 million for the thirty-nine weeks ended February 25, 2007 and February 26, 2006, respectively. The tax benefit related to the compensation expense for the thirteen weeks ended February 25, 2007 and February 26, 2006 was $1.1 million and $1.1 million, respectively, while the tax benefit related to the compensation expense for the thirty-nine weeks ended February 25, 2007 and February 26, 2006 was $2.8 million and $5.9 million, respectively.

The following table summarizes the nonvested share units as of February 25, 2007, and changes during the thirty-nine weeks then ended:

Share Units	Share Units (in Millions)	Weighted Average Grant-Date Fair Value ($)
Nonvested share units at May 29, 2006	2.29	$25.04
Granted	0.80	$22.67
Vested/Issued	(0.31)	$22.83
Forfeited	(0.37)	$24.83

Nonvested share units at February 25, 2007	2.41	$23.83

The total fair value of share units vested during the thirty-nine weeks ended February 25, 2007 and February 26, 2006 was $7.0 million and $20.5 million, respectively.

At February 25, 2007, the Company had $20.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to share unit awards that will be recognized over a weighted average period of 2.4 years.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-Nine Weeks ended February 25, 2007 and February 26, 2006

(columnar dollars in millions except per share amounts)

Performance Based Share Plan

Under its 2007 Performance Share Plan, adopted pursuant to stockholder-approved incentive plans, the Company grants selected executives and other key employees performance share awards with vesting contingent upon the Company meeting various Company-wide performance goals. The performance goals are based upon Company earnings before interest and taxes (EBIT) and Company return on average invested capital (ROAIC) measured over a defined performance period. The awards actually earned will range from zero to three hundred percent of the targeted number of performance shares and be paid in shares of common stock. Generally, for the three-year performance period beginning with fiscal year 2007, up to one-third of the targeted performance shares may be earned in fiscal year 2007 based upon Company performance for fiscal year 2007; up to one-third of the targeted performance shares may be earned in fiscal year 2008 based upon Company performance for the entire performance period, representing cumulative performance in 2007 and 2008; and the balance of the targeted performance shares, and any above target payout, may be earned based upon cumulative performance for the entire performance period which concludes at the end of fiscal year 2009. In no event will the amount paid in each of fiscal 2007 and fiscal 2008 exceed one-third of the three-year target.

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

A summary of the activity for performance share awards as of February 25, 2007, and changes during the thirty-nine weeks then ended is presented below:

Performance Shares	Shares (in Millions)	Weighted Average Grant-Date Fair Value ($)
Nonvested performance shares at May 29, 2006	—	—
Granted	1.8	$22.20
Vested/Issued	—	—
Forfeited	(0.1)	$22.00

Nonvested performance shares at February 25, 2007	1.7	$22.21

The compensation expense for the Company’s performance share awards totaled $8.1 million and $22.1 million, respectively, for the thirteen and thirty-nine weeks ended February 25, 2007. The tax benefit related to the compensation expense for the thirteen and thirty-nine weeks ended February 25, 2007 was $3.0 million and $8.1 million, respectively.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-Nine Weeks ended February 25, 2007 and February 26, 2006

(columnar dollars in millions except per share amounts)

At February 25, 2007, the Company had $37.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to performance shares that will be recognized over a weighted average period of 2.2 years.

Restricted Cash Plan

The Company has granted restricted share equivalents pursuant to plans approved by stockholders which are ultimately settled in cash (“restricted cash”) based on the market price of the Company’s stock as of the date the award is fully vested. The value of the restricted cash is adjusted, based upon the market price of the Company’s stock at the end of each reporting period and amortized as compensation expense over the vesting period (generally five years).

Restricted Cash	Share Equivalents (in Millions)	Intrinsic Value
Outstanding share units at May 29, 2006	1.51	$22.72
Granted	0.03	$25.53
Vested/Issued	(0.17)	$22.54
Forfeited	(0.40)	$22.54

Outstanding share units at February 25, 2007	0.97	$25.53

The compensation expense for the Company’s restricted cash awards totaled $0.2 million and a benefit of $0.2 million for the thirteen weeks ended February 25, 2007 and February 26, 2006, respectively, while the tax benefit related to the compensation expense for the same periods was $0.1 million and an expense of $0.1 million, respectively. The compensation expense totaled $4.8 million and $6.4 million for the thirty-nine weeks ended February 25, 2007 and February 26, 2006, respectively, while the tax benefit related to the compensation expense for the same period totaled $1.7 million and $2.3 million, respectively. The total share-based liabilities paid during the thirty-nine weeks ended February 25, 2007 and February 26, 2006 was $3.8 million and $8.7 million, respectively.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-Nine Weeks ended February 25, 2007 and February 26, 2006

(columnar dollars in millions except per share amounts)

The following table illustrates the pro forma effect on net income and earnings per share assuming the Company had followed the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all outstanding and unvested stock options for the thirteen and thirty-nine weeks ended February 26, 2006.

	Thirteen weeks ended	Thirty-nine weeks ended
	February 26, 2006	February 26, 2006
Net income (loss), as reported	$(25.2)	$474.6
Add: Stock-based employee compensation included in reported net income, net of related tax effects	1.7	13.9
Deduct: Total stock-based compensation expense determined under fair value based method, net of related tax effects	(4.1)	(21.7)

Pro forma net income (loss)	$(27.6)	$466.8

Earnings (loss) per share:
Basic earnings (loss) per share – as reported	$(0.05)	$0.92
Basic earnings (loss) per share – pro forma	$(0.05)	$0.90
Diluted earnings (loss) per share – as reported	$(0.05)	$0.91
Diluted earnings (loss) per share – pro forma	$(0.05)	$0.90

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement has reduced net operating cash flows and increased net financing cash flows by approximately $1.0 million and $2.6 million for the third quarter and first three quarters of fiscal 2007, respectively.

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

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-Nine Weeks ended February 25, 2007 and February 26, 2006

(columnar dollars in millions except per share amounts)

The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 25, 2007	February 26, 2006	February 25, 2007	February 26, 2006
Net income:
Income from continuing operations	$186.5	$97.7	$496.3	$533.1
Income (loss) from discontinued operations, net of tax	6.1	(122.9)	76.3	(58.5)

Net income (loss)	$192.6	$(25.2)	$572.6	$474.6

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	503.1	519.0	507.3	518.6
Add: Dilutive effect of stock options, restricted stock awards and other dilutive securities	3.6	1.9	2.8	2.1

Diluted weighted average shares outstanding	506.7	520.9	510.1	520.7

For the third quarter and first three quarters of fiscal 2007, there were 7.0 million and 16.5 million stock options outstanding that were excluded from the computation of shares contingently issuable upon exercise of the stock options because exercise prices exceeded the average market value of common stock during the period. For the third quarter and first three quarters of fiscal 2006, 27.1 million and 18.6 million stock options were excluded from the calculation.

7.	Inventories

The major classes of inventories are as follows:

	February 25, 2007	May 28, 2006	February 26, 2006
Raw materials and packaging	$1,517.7	$985.0	$1,253.9
Work in process	127.3	97.4	94.1
Finished goods	1,032.6	923.6	963.9
Supplies and other	142.2	124.6	150.2

	$2,819.8	$2,130.6	$2,462.1

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-Nine Weeks ended February 25, 2007 and February 26, 2006

(columnar dollars in millions except per share amounts)

8.	Restructuring and Other Cost Reduction Efforts

In February 2006, the Company’s board of directors approved plans recommended by executive management to simplify the Company’s operating structure and reduce its manufacturing and selling, general, and administrative costs. These plans include supply chain rationalization initiatives, the relocation of the Grocery Foods headquarters from Irvine, California to Naperville, Illinois, the centralization of shared services, salaried headcount reductions and other cost-reduction initiatives. These plans are expected to be substantially completed by fiscal 2008. The forecasted costs of all plans, as updated through February 25, 2007, are $265.4 million, of which $20.2 million and $102.7 million were recorded in the third quarter and first three quarters of fiscal 2007, respectively, and $129.8 million was recorded in the second half of fiscal 2006. The Company will record expenses associated with its restructuring plans, including but not limited to, asset impairment charges, accelerated depreciation (i.e., incremental depreciation due to an asset’s reduced estimated useful life), inventory write-downs, severance and related costs, and plan implementation costs (e.g., consulting, employee relocation, etc.). The Company anticipates it will recognize the following pre-tax expenses associated with the projects identified to date in the fiscal 2006 to 2008 timeframe (amounts include charges recognized in the first three quarters of fiscal 2007 and in the third and fourth quarters of fiscal 2006):

	Consumer Foods	Food and Ingredients	Trading and Merchandising	International Foods	Corporate	Total
Accelerated depreciation	$67.5	$—	$—	$—	$—	$67.5
Inventory write-downs	4.1	0.2	—	—	—	4.3
Pension/Postretirement	5.0	—	—	—	—	5.0
Severance	—	1.1	—	—	—	1.1
Other (including plant shutdown costs), net	(0.9)	—	—	—	—	(0.9)

Total cost of goods sold	75.7	1.3	—	—	—	77.0

Accelerated depreciation	5.6	—	—	—	0.5	6.1
Asset impairments	24.4	1.6	—	—	—	26.0
Severance (and related costs)	33.4	3.0	0.2	0.7	22.6	59.9
Contract termination	19.9	6.6	—	—	1.1	27.6
Pension/Postretirement	—	0.1	—	—	4.1	4.2
Plan implementation costs	30.7	0.3	—	—	30.8	61.8
Goodwill/Brand impairment	—	0.4	—	—	—	0.4
Other, net	2.6	(1.1)	—	—	0.9	2.4

Total selling, general and administrative expenses	116.6	10.9	0.2	0.7	60.0	188.4

Consolidated total	$192.3	$12.2	$0.2	$0.7	$60.0	$265.4

Included in the above estimates are $161.8 million of charges resulting in cash outflows and $103.6 million of anticipated non-cash charges. The charges above do not reflect impairment charges related to the recently completed divestiture program which are classified within the results of discontinued operations.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-Nine Weeks ended February 25, 2007 and February 26, 2006

(columnar dollars in millions except per share amounts)

During the third quarter of fiscal 2007, the Company recognized the following pre-tax charges in its consolidated statements of earnings:

	Consumer Foods	Food and Ingredients	Trading and Merchandising	International Foods	Corporate	Total
Accelerated depreciation	$17.6	$—	$—	$—	$—	$17.6
Inventory write-downs	0.1	—	—	—	—	0.1
Pension/Postretirement	—	—	—	—	—	—
Severance	—	—	—	—	—	—
Other (including plant shutdown costs)	0.4	—	—	—	—	0.4

Total cost of goods sold	18.1	—	—	—	—	18.1

Accelerated depreciation	—	—	—	—	—	—
Asset impairments	—	—	—	—	—	—
Severance (and related costs)	(1.1)	(0.4)	(0.1)	0.3	(1.5)	(2.8)
Contract termination	—	—	—	—	—	—
Pension/Postretirement	—	—	—	—	—	—
Plan implementation costs	3.1	—	—	—	2.5	5.6
Goodwill/Brand impairment	—	—	—	—	—	—
Other	(0.1)	(0.6)	—	—	—	(0.7)

Total selling, general and administrative expenses	1.9	(1.0)	(0.1)	0.3	1.0	2.1

Consolidated total	$20.0	$(1.0)	$(0.1)	$0.3	$1.0	$20.2

Included in the above are $4.5 million of charges resulting in cash outflows and $15.7 million of non-cash charges.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-Nine Weeks ended February 25, 2007 and February 26, 2006

(columnar dollars in millions except per share amounts)

During the first three quarters of fiscal 2007, the Company recognized the following pre-tax charges in its consolidated statements of earnings:

	Consumer Foods	Food and Ingredients	Trading and Merchandising	International Foods	Corporate	Total
Accelerated depreciation	$44.1	$—	$—	$—	$—	$44.1
Inventory write-downs	0.6	—	—	—	—	0.6
Pension/Postretirement	—	—	—	—	—	—
Severance	—	1.1	—	—	—	1.1
Other (including plant shutdown costs)	0.4	—	—	—	—	0.4

Total cost of goods sold	45.1	1.1	—	—	—	46.2

Accelerated depreciation	2.6	—	—	—	0.2	2.8
Asset impairments	3.2	—	—	—	—	3.2
Severance (and related costs)	0.4	(0.7)	(0.1)	0.7	3.3	3.6
Contract termination	19.8	—	—	—	1.1	20.9
Pension/Postretirement	—	0.1	—	—	0.1	0.2
Plan implementation costs	10.9	—	—	—	13.6	24.5
Goodwill/Brand impairment	—	0.4	—	—	—	0.4
Other	1.8	(0.9)	—	—	—	0.9

Total selling, general and administrative expenses	38.7	(1.1)	(0.1)	0.7	18.3	56.5

Consolidated total	$83.8	$—	$(0.1)	$0.7	$18.3	$102.7

Included in the above are $56.5 million of charges anticipated to result in cash outflows and $46.2 million of non-cash charges.

Liabilities recorded for the various initiatives and changes therein for the third quarter of fiscal 2007 were as follows:

	Balance at November 27, 2006	Costs Paid or Otherwise Settled	Costs Incurred and Charged to Expense	Changes in Estimates	Balance at February 25, 2007
Severance (and related costs)	$45.5	$(7.8)	$0.3	$(3.1)	$34.9
Pension	5.0	—	—	—	5.0
Contract termination	23.6	(19.3)	—	—	4.3
Plan implementation costs	5.0	(7.9)	6.0	0.1	3.2

Total	$79.1	$(35.0)	$6.3	$(3.0)	$47.4

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-Nine Weeks ended February 25, 2007 and February 26, 2006

(columnar dollars in millions except per share amounts)

Liabilities recorded for the various initiatives and changes therein for the first three quarters of fiscal 2007 were as follows:

	Balance at May 28, 2006	Costs Paid or Otherwise Settled	Costs Incurred and Charged to Expense	Changes in Estimates	Balance at February 25, 2007
Severance (and related costs)	$57.8	$(27.8)	$6.4	$(1.5)	$34.9
Pension	5.0	—	—	—	5.0
Contract termination	0.1	(16.7)	20.9	—	4.3
Plan implementation costs	7.5	(33.6)	29.2	0.1	3.2

Total	$70.4	$(78.1)	$56.5	$(1.4)	$47.4

The Company has funded a Voluntary Employee’s Beneficiary Trust (“VEBA”) to make expected severance payments.

Other Cost Reduction Efforts

During the fourth quarter of fiscal 2005, as part of the Company’s ongoing efforts to reduce general and administrative expenses, including salaried headcount, the Company announced the elimination of several hundred salaried jobs across the organization. The headcount reductions were largely complete by the end of the first quarter of fiscal 2006. The Company recognized $42.7 million of severance expense, principally related to the Consumer Foods segment, during fiscal 2005 and recognized a benefit of $6.3 million during fiscal 2006 due to reductions in estimated severance liabilities. As of February 25, 2007, $0.5 million was included in other accrued liabilities in the Company’s consolidated balance sheets related to continuing severance payments.

9.	Impairment of Debt and Equity Securities

During the first quarter of fiscal 2006, the Company determined that the carrying value of its investments in two unrelated equity method investments were other than temporarily impaired and therefore recognized pre-tax impairment charges totaling $19.4 million ($17.4 million after tax). One of these investments, an investment in a foreign prepared foods business, was disposed of in the second quarter of fiscal 2006. During the second quarter of fiscal 2006, the Company recognized an additional impairment charge of $24 million in connection with a further decline in estimated value of the other investment, a malt venture. During the remainder of fiscal 2006, the Company recognized additional impairment charges of $32 million as the earnings of the malt venture deteriorated and expected sales proceeds were adjusted accordingly. These charges are reflected in equity method investment earnings (loss) in the consolidated statements of earnings. The extent of the impairments was determined based upon the Company’s assessment of the recoverability of its investments based primarily upon the expected proceeds of planned dispositions of the investments. In September 2006, the Company completed the disposition of the equity method investment in the malt venture described above for proceeds of approximately $24 million, including notes and other receivables totaling approximately $7 million. This transaction resulted in a pre-tax gain of approximately $4 million, with a related tax benefit of approximately $4 million.

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

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-Nine Weeks ended February 25, 2007 and February 26, 2006

(columnar dollars in millions except per share amounts)

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

In the third quarter of fiscal 2007 and 2006, the Company’s income tax expense was $91.8 million and $37.6 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately 33% and 35% for the third quarter and first three quarters of fiscal 2007, respectively, and 28% and 36% for the third quarter and first three quarters of fiscal 2006, respectively.

During the third quarter of fiscal 2007, the Company adjusted its estimated effective tax rate for the year due to increased tax credits and deductions. The effective tax rate for the third quarter of fiscal 2007 reflects the application of this lower estimated rate to year-to-date, pre-tax earnings, thereby resulting in a lower than normal effective tax rate for the quarter. The effective tax rate for the first three quarters of fiscal 2007 reflects additional income tax expense resulting from the settlement of the Company’s fiscal 2003 and fiscal 2004 federal income tax audit, partially offset by the income tax benefits realized from the sale of the Company’s equity method investment in the malt venture.

The Company’s effective tax rate in the third quarter of fiscal 2006 was lower than normal primarily due to revised estimates of state income tax rates, partially offset by a $9 million impairment of the equity method investment in the malt venture for which no tax benefit was recognized. The Company’s effective tax rate for the first three quarters of fiscal 2006 reflects $48 million of impairment charges for which the Company recognized no income tax benefit, partially offset by a reduction in the estimated state income tax rate.

11.	Contingencies

In fiscal 1991, the Company acquired Beatrice Company (“Beatrice”). As a result of the acquisition and the significant pre-acquisition contingencies of the Beatrice businesses and its former subsidiaries, the consolidated post-acquisition financial statements of the Company reflect liabilities associated with the estimated resolution of these contingencies. These include various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by the Company. The litigation includes several public nuisance and personal injury suits against ConAgra Grocery Products and the Company as alleged successors to W. P. Fuller Co., a lead paint and pigment manufacturer owned and operated by Beatrice until 1967. The environmental proceedings include litigation and administrative proceedings involving Beatrice's status as a potentially responsible party at 32 Superfund, proposed Superfund or state-equivalent sites; these sites involve locations

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-Nine Weeks ended February 25, 2007 and February 26, 2006

(columnar dollars in millions except per share amounts)

previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes and/or other contaminants. Beatrice has paid or is in the process of paying its liability share at 30 of these sites. Reserves for these matters have been established based on the Company’s best estimate of its undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of Beatrice and other potentially responsible parties and its experience in remediating sites. The reserves for Beatrice environmental matters totaled $99.4 million as of February 25, 2007, a majority of which relates to the Superfund and state equivalent sites referenced above. Expenditures for these matters are expected to continue for a period of up to 20 years.

In certain limited situations, the Company will guarantee an obligation of an unconsolidated entity. Currently, the Company guarantees certain obligations primarily associated with leases entered into by certain of its equity method investees and divested companies. Under these arrangements, the Company is obligated to perform should the primary obligor be unable to perform. Most of these guarantees resulted from the Company’s fresh beef and pork divestiture. The remaining terms of these arrangements do not exceed nine years and the maximum amount of future payments the Company has guaranteed is approximately $41.9 million as of February 25, 2007. The Company has guaranteed the performance of the divested fresh beef and pork business with respect to a hog purchase contract. The hog purchase contract requires the fresh beef and pork business to purchase a minimum of approximately 1.2 million hogs annually through 2014. The contract stipulates minimum price commitments, based in part on market prices and, in certain circumstances, also includes price adjustments based on certain inputs. The Company does not have a liability established in its consolidated balance sheets for these arrangements as the Company has determined that performance under the guarantees is not probable.

On June 22, 2001, the Company filed an amended annual report on Form 10-K for the fiscal year ended May 28, 2000. The filing included restated financial information for fiscal years 1997, 1998, 1999 and 2000. The restatement, due to accounting and conduct matters at United Agri Products, Inc. (“UAP”), a former subsidiary, was based upon an investigation undertaken by the Company and the Audit Committee of its Board of Directors. The restatement was principally related to revenue recognition for deferred delivery sales and vendor rebates, advance vendor rebates, and bad debt reserves. The SEC issued a formal order of nonpublic investigation dated September 28, 2001. The Company is cooperating with the SEC investigation, which relates to the UAP matters described above, as well as other aspects of the Company’s financial statements, including the level and application of certain of the Company’s reserves.

The Company is currently conducting discussions with the SEC Staff regarding a possible settlement of certain matters as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 2006. Based on discussions to date, the Company estimates the amount of such settlement and related payments to be approximately $47 million. The Company recorded charges of $25 million in fiscal 2004, $21.5 million in the third quarter of 2005, and $1.2 million in the first quarter of fiscal 2007 in connection with the expected settlement of these matters. There can be no assurance that the negotiations with the SEC Staff will ultimately be successful or that the SEC will accept the terms of any settlement that is negotiated with the SEC Staff.

The Company is party to a number of lawsuits and claims arising out of the operation of its business, including lawsuits and claims related to the February 2007 recall of its peanut butter products. After taking into account liabilities recorded for all of the foregoing matters, management believes the ultimate resolution of such matters should not have a material adverse effect on the Company’s financial condition, results of operations or liquidity. Costs of legal services are recognized in earnings as services are provided.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-Nine Weeks ended February 25, 2007 and February 26, 2006

(columnar dollars in millions except per share amounts)

The Company leases a wheat processing facility on behalf of a joint venture in which the Company holds an equity interest. In November 2006, the Company gave notice to the lessor of this facility of the Company’s irrevocable intent to purchase the facility at fair market value. In March 2007, the Company reached an agreement with the lessor to purchase the facility for approximately $22.6 million. The Company does not believe this transaction will have a material impact on its consolidated financial position or results of operations. The purchase of the facility is expected to be consummated in May 2007.

12.	Pension and Postretirement Benefits

The Company and its subsidiaries have defined benefit retirement plans ("plans") for eligible salaried and hourly employees. Benefits are based on years of credited service and average compensation or stated amounts for each year of service. The Company uses February 28 as its measurement date for its plans. The Company also sponsors postretirement plans which provide certain medical and dental benefits (“other benefits”) to qualifying U.S. employees.

Components of pension benefit and other postretirement benefit costs are:

	Pension Costs
	Thirteen weeks ended		Thirty-nine weeks ended
	February 25, 2007	February 26, 2006	February 25, 2007	February 26, 2006
Service cost	$13.1	$16.0	$42.3	$47.8
Interest cost	32.6	31.4	98.0	94.2
Expected return on plan assets	(33.7)	(32.4)	(99.5)	(97.2)
Amortization of prior service cost	0.8	0.6	2.4	2.0
Settlement loss	—	—	2.0	2.4
Recognized net actuarial loss	4.5	4.9	13.5	14.2

Benefit cost - Company plans	17.3	20.5	58.7	63.4
Pension benefit cost - multi-employer plans	1.5	1.8	5.8	6.0

Total benefit cost	$18.8	$22.3	$64.5	$69.4

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-Nine Weeks ended February 25, 2007 and February 26, 2006

(columnar dollars in millions except per share amounts)

	Postretirement Costs
	Thirteen weeks ended		Thirty-nine weeks ended
	February 25, 2007	February 26, 2006	February 25, 2007	February 26, 2006
Service cost	$0.2	$0.6	$1.2	$1.8
Interest cost	5.0	5.3	15.4	16.0
Expected return on plan assets	—	(0.1)	(0.2)	(0.2)
Amortization of prior service cost	(2.9)	(3.2)	(9.9)	(9.7)
Curtailment gain	(9.4)	—	(9.4)	—
Recognized net actuarial loss	2.4	2.0	8.0	6.0

Total cost (benefit) – Company plans	$(4.7)	$4.6	$5.1	$13.9

During the second quarter of fiscal 2007, the Company completed its divestiture of the packaged meats operations. As a result, during the third quarter of fiscal 2007, the Company recognized a pre-tax curtailment gain relating to postretirement benefits totaling approximately $9.4 million. This amount has been recorded within results of discontinued operations.

During the third quarter and first three quarters of fiscal 2007, the Company contributed $105.7 million and $170.2 million, respectively, to the Company’s pension plans and contributed $9.9 million and $32.0 million, respectively, to the Company’s other postretirement plans. Based upon the current funded status of the plans and the current interest rate environment, the Company anticipates making further contributions of approximately $2.2 million to its pension plans for the remainder of fiscal 2007. The Company anticipates making further contributions of $13.0 million to its other postretirement plans during the remainder of fiscal 2007. These estimates are based on current tax laws, plan asset performance and liability assumptions, which are subject to change.

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

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-Nine Weeks ended February 25, 2007 and February 26, 2006

(columnar dollars in millions except per share amounts)

On February 14, 2007, the Company initiated a voluntary recall of all varieties of peanut butter manufactured at its Sylvester, Georgia plant as a result of statistical information received from the U.S. Centers for Disease Control and Prevention that these products might be linked to the foodborne illness Salmonella. On February 22, 2007, the Company announced that testing by some states had detected the presence of Salmonella within samples of peanut butter manufactured at the Sylvester, Georgia plant. The costs of the recall negatively impacted net sales, gross margin and operating profit in the Consumer Foods and International Foods segments for the third quarter of fiscal 2007, as discussed below.

Operating profit for the third quarter and first three quarters of fiscal 2007 at the Consumer Foods segment includes charges of $20.0 million and $83.8 million, respectively, related to the Company’s fiscal 2006-2008 restructuring plan, while the operating profit for the third quarter and first three quarters of fiscal 2006 included charges of $40.9 million. Operating profit for the third quarter and first three quarters of fiscal 2007 at the Consumer Foods segment also includes $46.6 million of costs related to the peanut butter recall reflected as a $16.0 million reduction of net sales, an increase to cost of goods sold of $8.1 million, and an increase to selling, general, and administrative expenses of $22.5 million.

Operating profit for the first three quarters of fiscal 2007 at the Food and Ingredients segment includes an $8.0 million gain resulting from a legal settlement related to a fiscal 2005 fire at a production facility and a $17.9 million gain related to the sale of an oat milling facility.

Operating profit for the third quarter and first three quarters of fiscal 2007 at the International Foods segment includes $1.7 million of costs related to the peanut butter recall. Operating profit for the first three quarters of fiscal 2007 includes a $3.6 million gain on the sale of a certain international right for one of its brands. Operating profit for the first three quarters of fiscal 2006 at the International Foods segment includes a $6.5 million charge related to a plant closure.

General corporate expenses for the third quarter and first three quarters of fiscal 2007 include:

•	charges of $1.0 million and $18.3 million, respectively, related to the Company’s fiscal 2006-2008 restructuring plan,

•	charges of $6 million and $16 million, respectively, related to additional compensation expense from expensing stock options (due to the Company’s adoption of SFAS 123R), and

•	a benefit of $5.3 million resulting from a legal settlement.

General corporate expenses for the first three quarters of fiscal 2007 include income of $7.4 million resulting from a favorable resolution of franchise tax matters.

General corporate expenses for the third quarter and first three quarters of fiscal 2006 include:

•	charges of $46.7 million related to the impairment of a note,

•	charges of $17.0 million resulting from patent-related litigation,

•	charges of $9.1 million related to the Company’s fiscal 2006-2008 restructuring plan, and

•	charges of $4.0 million related to the early retirement of debt.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-Nine Weeks ended February 25, 2007 and February 26, 2006

(columnar dollars in millions except per share amounts)

General corporate expenses for the first three quarters of fiscal 2006 include approximately $19 million of costs for the accelerated recognition of compensation in connection with the transition of executives.

	Thirteen weeks ended
	February 25, 2007	February 26, 2006
Sales to unaffiliated customers
Consumer Foods	$1,619.0	$1,644.4
Food and Ingredients	851.9	789.8
Trading and Merchandising	293.3	278.3
International Foods	154.2	149.3

Total	$2,918.4	$2,861.8

Intersegment sales
Consumer Foods	$17.3	$36.3
Food and Ingredients	45.6	50.0
Trading and Merchandising	4.8	3.2
International Foods	—	—

	67.7	89.5
Intersegment elimination	(67.7)	(89.5)

Total	$—	$—

Net sales
Consumer Foods	$1,636.3	$1,680.7
Food and Ingredients	897.5	839.8
Trading and Merchandising	298.1	281.5
International Foods	154.2	149.3
Intersegment elimination	(67.7)	(89.5)

Total	$2,918.4	$2,861.8

Operating profit
Consumer Foods	$224.2	$220.2
Food and Ingredients	109.3	80.2
Trading and Merchandising	62.3	60.6
International Foods	14.9	14.3

Total operating profit	410.7	375.3
General corporate expenses	85.9	170.6
Interest expense, net	56.1	68.8
Income tax expense	91.8	37.6
Equity method investment earnings (loss)	9.6	(0.6)

Income from continuing operations	$186.5	$97.7

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-Nine Weeks ended February 25, 2007 and February 26, 2006

(columnar dollars in millions except per share amounts)

	Thirty-nine weeks ended
	February 25, 2007	February 26, 2006
Sales to unaffiliated customers
Consumer Foods	$4,880.8	$4,897.1
Food and Ingredients	2,569.1	2,365.6
Trading and Merchandising	796.0	826.9
International Foods	449.8	448.0

Total	$8,695.7	$8,537.6

Intersegment sales
Consumer Foods	$69.0	$111.5
Food and Ingredients	143.6	148.4
Trading and Merchandising	8.6	17.6
International Foods	0.1	—

	221.3	277.5
Intersegment elimination	(221.3)	(277.5)

Total	$—	$—

Net sales
Consumer Foods	$4,949.8	$5,008.6
Food and Ingredients	2,712.7	2,514.0
Trading and Merchandising	804.6	844.5
International Foods	449.9	448.0
Intersegment elimination	(221.3)	(277.5)

Total	$8,695.7	$8,537.6

Operating profit
Consumer Foods	$681.2	$631.2
Food and Ingredients	333.6	268.5
Trading and Merchandising	116.8	146.8
International Foods	46.2	39.5

Total operating profit	1,177.8	1,086.0
Gain on sale of Pilgrim’s Pride Corporation common stock	—	329.4
General corporate expenses	267.3	346.6
Interest expense, net	166.2	209.8
Income tax expense	272.4	294.7
Equity method investment earnings (loss)	24.4	(31.2)

Income from continuing operations	$496.3	$533.1

The Company's largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 14% and 13% of consolidated net sales (including sales from discontinued operations) for the third quarter and first three quarters of fiscal 2007, respectively, and approximately 13% of consolidated net sales (including sales from discontinued operations) for the third quarter and first three quarters of fiscal 2006, primarily in the Consumer Foods segment.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-Nine Weeks ended February 25, 2007 and February 26, 2006

(columnar dollars in millions except per share amounts)

14.	Long-term Debt

Included in current installments of long-term debt as of May 28, 2006 and February 26, 2006 was $400 million of 7.125% senior debt due October 2026 due to the existence of a put option that was exercisable by the holders of the debt from August 1, 2006 to September 1, 2006. The holders did not exercise the put option, and therefore, the Company reclassified the $400 million balance to senior long-term debt in the second quarter of fiscal 2007 when the put option expired.

In December 2006, the Company completed an exchange of approximately $200 million principal amount of its 9.75% subordinated notes due 2021 and $300 million principal amount of its 6.75% senior notes due 2011 for approximately $500 million principal amount of 5.82% senior notes due 2017 and cash of approximately $90 million, in order to improve the Company’s debt maturity profile. The Company is amortizing the $90 million cash payment over the life of the new notes within interest expense.

15.	Related Party Transactions

The Company received management fees from affiliates (equity method investees) of $3.4 million in the third quarter of fiscal 2007 and $10.5 million in the first three quarters of fiscal 2007. The Company received management fees from affiliates (equity method investees) of $3.1 million in the third quarter of fiscal 2006 and $10.2 million in the first three quarters of fiscal 2006. Accounts receivable from affiliates totaled $4.8 million, $1.8 million, and $4.1 million at February 25, 2007, May 28, 2006, and February 26, 2006, respectively. Accounts payable to affiliates totaled $13.1 million, $12.2 million, and $10.1 million at February 25, 2007, May 28, 2006, and February 26, 2006, respectively.

During the first quarter of fiscal 2007, the Company sold an aircraft for proceeds of approximately $8.1 million to a company on whose board of directors one of the Company’s directors sits. The Company recognized a gain of approximately $3.0 million on the transaction.

The Company leases various buildings that are beneficially owned by Opus Corporation or entities related to Opus Corporation (the “Opus Entities”). A member of the Company’s board of directors is a beneficial owner, officer and director of Opus Corporation and a director or officer of the related entities. During the third quarter and first three quarters of fiscal 2007, the Company made rental payments of $3.6 million and $10.8 million, respectively, to the Opus Entities. During the third quarter and first three quarters of fiscal 2006, the Company made rental payments of $3.8 million and $12.1 million, respectively, to entities related to Opus Corporation. The Company also made payments of $0.2 million and $1.3 million to the Opus Entities for construction services in the third quarter and first three quarters of fiscal 2007, respectively, and made payments of $1.1 million and $1.6 million to entities related to Opus Corporation for construction services in the third quarter and first three quarters of fiscal 2006, respectively.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This report, including Management's Discussion & Analysis, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current views and assumptions of future events and financial performance and are subject to uncertainty and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect the Company’s actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements. These factors include, among other things, future economic circumstances, industry conditions, availability and prices of raw materials, product pricing, competitive environment and related market conditions, operating efficiencies, the ultimate impact of the peanut butter recall, the Company’s ability to execute its operating and restructuring plans, access to capital, actions of governments and regulatory factors affecting the Company's businesses and other risks described in the Company’s reports filed with the Securities and Exchange Commission. The Company cautions readers not to place undue reliance on any forward-looking statements included in this report which speak only as of the date of this report.

The following discussion should be read together with the Company’s financial statements and related notes contained in this report and with the financial statements and related notes and Management’s Discussion & Analysis in the Company’s annual report on Form 10-K for the fiscal year ended May 28, 2006, as updated by the Company’s Form 8-K as filed on November 20, 2006. Results for the thirteen and thirty-nine week periods ended February 25, 2007 are not necessarily indicative of results that may be attained in the future.

Fiscal 2007 Third Quarter Executive Overview

ConAgra Foods, Inc. (NYSE: CAG) is one of North America’s largest packaged food companies, serving grocery retailers, as well as restaurants and other foodservice establishments. Popular ConAgra Foods consumer brands include: Banquet®, Chef Boyardee®, Egg Beaters®, Healthy Choice®, Hebrew National®, Hunt’s®, Marie Callender’s®, Orville Redenbacher’s®, Reddi-wip®, PAM®, and many others.

Diluted earnings per share were $0.38 in the third quarter of fiscal 2007, including $0.37 per diluted share of income from continuing operations and $0.01 per diluted share from discontinued operations. Diluted earnings (loss) per share were $(0.05) in the third quarter of fiscal 2006, including income of $0.19 per diluted share from continuing operations, and a loss of $(0.24) per diluted share from discontinued operations. Several significant items affect the comparability of year-over-year results of continuing operations. See “Other Significant Items of Note - Items Impacting Comparability” below.

Among the items impacting comparability of results is the Company’s initiation of a voluntary recall of all varieties of peanut butter manufactured at its Sylvester, Georgia plant during the third quarter of fiscal 2007. The recall was initiated on February 14, 2007 as a result of statistical information received from the U.S. Centers for Disease Control and Prevention that the Company’s peanut butter products might be linked to the foodborne illness Salmonella. On February 22, 2007, the Company announced that testing by some states had detected the presence of Salmonella within samples of peanut butter manufactured at the Sylvester, Georgia plant. The costs of the recall negatively impacted net sales, gross margin and operating profit in the Consumer Foods and International Foods

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

segments for the third quarter of fiscal 2007, as discussed below, and the Company is expecting ongoing impacts to its business into early fiscal 2008. Net sales for the Company’s peanut butter business in fiscal 2006 were approximately $150 million.

Operating Initiatives

ConAgra Foods is in the process of implementing operational improvement initiatives that are intended to generate profitable sales growth, improve profit margins and expand returns on capital over time.

Recent developments in the Company’s strategies and action plans include:

•

Reducing costs throughout the supply chain and the general and administrative functions: In conjunction with the fiscal 2006-2008 restructuring plan, the Company has begun to streamline its manufacturing operations through plant rationalization and the implementation of process improvements. The Company has also reduced its salaried workforce by several hundred employees and implemented other initiatives to reduce selling, general and administrative expenses.

•

Increased and more focused marketing and innovation investments: The Company is allocating its marketing resources differently by concentrating its investment behind the brands with the most significant opportunities and by utilizing more appropriate go-to-market strategies for all brands. The Company is also developing a variety of new products that are expected to be introduced in early fiscal 2008. The Company expects to increase marketing investment in the balance of the fiscal year related to its innovation initiatives and sales growth initiatives (discussed below).

•

Sales growth initiatives: The Company also has sales improvement initiatives focused on penetrating the fastest growing channels, better return on customer trade arrangements, and optimal shelf placement for the Company’s most profitable products. These, along with the marketing initiatives, are intended to generate profitable sales growth.

•

Portfolio changes: The Company has divested non-core operations that have limited the Company’s ability to achieve its efficiency targets. During fiscal 2006, the Company identified several operations as non-core, including Cook’s Ham, seafood, packaged meats and cheese, oat milling, and refrigerated pizza. During fiscal 2006, the Company completed the divestitures of its Cook’s Ham and seafood operations. During the first half of fiscal 2007, the Company completed the divestitures of its packaged meats business, cheese business, oat milling business, and the refrigerated pizza business. Divesting these operations will help simplify the Company’s operations and enhance efficiency initiatives going forward.

Discontinued Operations. The results of operations for packaged meats, packaged cheese, Cook’s Ham, seafood, and the specialty meats foodservice business are reflected in discontinued operations for all periods presented.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

Capital Allocation

During fiscal 2006 and fiscal 2007, the Company has used cash generated from investing activities (such as non-core asset dispositions and proceeds generated from the sales of Pilgrim’s Pride Corporation common stock and the Swift Note) to fund the following capital deployment actions:

•	the repayment of $928 million of debt;

•	the repurchase of approximately $600 million (approximately 24.3 million shares) of common stock (with approximately $300 million of share repurchases remaining authorized at February 25, 2007);

•	the contribution of approximately $205 million to pension plans; and

•

the exchange of approximately $200 million principal amount of 9.75% subordinated notes due 2021 and $300 million principal amount of 6.75% senior notes due 2011 for approximately $500 million principal amount of 5.82% senior notes due 2017 and cash of approximately $90 million.

The Company continues to assess its allocation of capital and periodically reviews the appropriateness and timing of share repurchases.

Other Significant Items of Note - Items Impacting Comparability

The Company has been implementing its fiscal 2006-2008 restructuring plan since February 2006. The forecasted cost of the plan, updated through February 25, 2007, is $265 million, of which $20 million and $103 million was incurred in the third quarter and first three quarters of fiscal 2007, respectively, and $130 million of which was recorded in the second half of fiscal 2006. The Company estimates that these restructuring plans will result in cost savings of approximately $87 million in fiscal 2007 and significant cost savings and cost avoidance each year thereafter.

Items of note impacting comparability for the third quarter and first three quarters of fiscal 2007 include the following:

Reported within Continuing Operations

•

Charges totaling $20 million and $103 million ($12 million and $63 million after tax, respectively) for the third quarter and first three quarters, respectively, for restructuring charges related to programs designed to reduce the Company’s ongoing operating costs,

•	charges totaling $48 million ($30 million after tax) for the third quarter related to the peanut butter recall,

•

charges of $6 million and $16 million ($4 million and $10 million after tax, respectively) for the third quarter and first three quarters, respectively, related to additional compensation expense from expensing stock options, due to the Company’s adoption of SFAS No. 123R,

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

•	gains of approximately $21 million ($13 million after tax) during the first three quarters related to the divestiture of an oat milling business and other non-core assets,

•	a benefit of approximately $8 million ($5 million after tax) during the first three quarters resulting from a legal settlement related to a fire at a production facility in fiscal 2005,

•	a benefit of approximately $5 million ($3 million after tax) during the third quarter resulting from a legal settlement,

•	a benefit of approximately $7 million ($5 million after tax) during the first three quarters resulting from a favorable resolution of franchise tax matters,

•	net tax charges of approximately $9 million during the first three quarters related to unfavorable settlements and changes in estimates, and

•

a gain of approximately $4 million during the first three quarters, resulting from the sale of an equity investment in a malt venture, and related income tax benefits of approximately $4 million, resulting in an after tax gain of approximately $8 million.

Reported within Discontinued Operations

•	A gain of approximately $66 million ($37 million after tax) during the first three quarters primarily from the divestiture of the packaged cheese business and a dietary supplement business,

•

charges during the first three quarters of approximately $21 million ($12 million after tax) related to an additional impairment charge based upon the final negotiations of the sale of the packaged meats business, and

•	a benefit of approximately $9 million ($6 million after tax) during the third quarter related to a postretirement curtailment gain associated with the divestiture of the packaged meats operations.

Items of note impacting comparability for the third quarter and first three quarters of fiscal 2006 include the following:

Reported within Continuing Operations

•

A gain during the first three quarters of approximately $329 million ($209 million after tax) from the sale of 15.4 million shares of Pilgrim’s Pride Corporation common stock that is classified as such on the Company's income statement,

•	charges totaling $50 million ($31 million after tax) during the third quarter for restructuring charges related to programs designed to reduce the Company’s ongoing operating costs,

•

charges of approximately $9 million and $52 million ($9 million and $50 million after tax) during the third quarter and first three quarters, respectively, resulting from impairments of two equity method investments. These amounts are included in equity method investment earnings (loss),

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

•	charges of approximately $47 million ($29 million after tax) during the third quarter related to the impairment of a note receivable,

•	charges of approximately $19 million ($12 million after tax) during the first three quarters related to the accelerated recognition of benefits in connection with the transition of certain executives,

•	charges of approximately $17 million ($11 million after tax) during the third quarter related to patent-related litigation,

•	charges of approximately $6 million ($4 million after tax) during the first three quarters related to Canadian plant closure costs, and

•	charges of approximately $4 million ($3 million after tax) during the third quarter related to the early retirement of debt.

Reported within Discontinued Operations

•	Losses of approximately $123 million and $58 million, after tax, during the third quarter and first three quarters, respectively, from discontinued operations.

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

Segment Review

The Company’s operations are organized into four reporting segments: Consumer Foods, Food and Ingredients, Trading and Merchandising, and International Foods. The Company began reporting its operations in these four reporting segments during the fourth quarter of fiscal 2006. The financial information for the third quarter and first three quarters of fiscal 2006 has

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

been conformed to reflect the segment change. The Consumer Foods reporting segment includes branded, private label and customized food products which are sold in various retail and foodservice channels. The products include a variety of categories (meals, entrees, condiments, sides, snacks and desserts) across frozen, refrigerated and shelf-stable temperature classes. The Food and Ingredients reporting segment includes commercially branded foods and ingredients, which are sold principally to foodservice, food manufacturing and industrial customers. The segment’s primary products include specialty potato products, milled grain ingredients, dehydrated vegetables and seasonings, blends and flavors. The Trading and Merchandising reporting segment includes the sourcing, merchandising, trading, marketing and distribution of agricultural and energy commodities. The International Foods reporting segment includes branded food products which are sold in retail channels principally in North America, Europe and Asia. The products include a variety of categories (meals, entrees, condiments, sides, snacks and desserts) across frozen, refrigerated and shelf-stable temperature classes.

Net Sales

($ in millions)
Reporting Segment	Net Sales
	Thirteen weeks ended			Thirty-nine weeks ended
	February 25, 2007	February 26, 2006	% Inc / (Dec)	February 25, 2007	February 26, 2006	% Inc / (Dec)
Consumer Foods	$1,619	$1,644	(2)%	$4,881	$4,897	—
Food and Ingredients	852	790	8%	2,569	2,366	9%
Trading and Merchandising	293	279	5%	796	827	(4)%
International Foods	154	149	3%	450	448	—

	$2,918	$2,862	2%	$8,696	$8,538	2%

Net sales for the third quarter of fiscal 2007 were $2.9 billion, an increase of $56 million, or 2%, from the same period in the prior fiscal year. The increased sales were driven primarily by increased net sales in the Food and Ingredients segment, partially offset by unfavorable results in the Consumer Foods segment. Net sales for the first three quarters of fiscal 2007 were $8.7 billion, an increase of $158 million, or 2%, from the same period in the prior fiscal year reflecting higher sales in the Food and Ingredients segment, partially offset by lower sales in the Trading and Merchandising segment in the first half of the fiscal year.

The peanut butter recall had a negative impact on the Company’s third quarter net sales for the Consumer Foods and International Foods reporting segments, and is expected to continue to have a negative impact on the Company’s results for the fourth quarter of fiscal 2007 and first half of fiscal 2008. Management does not expect to generate any sales from its peanut butter products in the fourth quarter of fiscal 2007.

Consumer Foods net sales for the third quarter were $1.6 billion, down 2% compared to the same period in the prior year. Consumer Foods net sales in the first three quarters of fiscal 2007 were $4.9 billion, a decrease of $16 million from the same period in the prior fiscal year. Results reflect the effect of price increases and sales growth in certain of the Company’s priority investment brands, offset by declines in sales of low-margin foodservice and private label items, the peanut butter recall, continued SKU rationalization efforts, and the divestiture of a refrigerated pizza business during the first half of fiscal 2007. Several major brands posted sales growth, including Blue Bonnet®, Chef Boyardee®, DAVID®, Egg Beaters®, Healthy Choice®, Hebrew National®, Hunt’s®, Marie Callender’s®, Manwich®, Orville Redenbacher’s®, PAM®, Rotel®, Snack Pack®, and VanCamp’s®. Sales declines occurred for certain brands

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

including ACT II®, Banquet®, Healthy Choice®, Kid Cuisine®, Knott’s Berry Farm®, LaChoy®, Parkay®, and Reddi-wip®. The initiation of the recall of 100% of the Company’s peanut butter products during the third quarter negatively impacted sales of Peter Pan® branded products.

Food and Ingredients net sales were $852 million in the third quarter of fiscal 2007, an increase of $62 million, or 8%, compared to the same period of the prior fiscal year. Net sales in the first three quarters of fiscal 2007 were $2.6 billion, an increase of $203 million, or 9%, compared to the same period in the prior fiscal year. Increased net sales for the third quarter and first three quarters of fiscal 2007 reflected price increases and improved sales volumes in the Company’s specialty potato products and dehydrated vegetable products operations, as well as increased prices in its milling operations, partially offset by the divestiture of an oat milling business in the first half of fiscal 2007.

Trading and Merchandising net sales were $293 million in the third quarter of fiscal 2007, an increase of $14 million, or 5%, from the same period in the prior year. Increased net sales reflect more profitable trading and merchandising of agricultural products, primarily in corn and fertilizer, principally due to increased worldwide demand. This increase was partially offset by lower margins from trading of natural gas. Net sales in the first three quarters of fiscal 2007 were $796 million, a decrease of $31 million, or 4%, compared to the same period in the prior fiscal year. Decreased net sales primarily reflected lower margins from trading and merchandising of natural gas and wheat products and the divestiture of an edible bean business in the prior fiscal year, partially offset by increased sales in the Company’s fertilizer businesses and more profitable trading of corn.

International Foods net sales were $154 million in the third quarter of fiscal 2007 and $149 million in the same period of the prior year. Net sales increased in the third quarter due to increased volume and pricing of the Company’s priority brands, partially offset by the effects of the peanut butter recall. Net sales also decreased in the third quarter of fiscal 2007 by $2 million relative to the same period of the prior year due to the impact of foreign currency exchange rates. Net sales in the first three quarters of fiscal 2007 were $450 million, an increase of $2 million from the same period in the prior fiscal year. Net sales in the first three quarters of fiscal 2007 were higher by $6 million than in the same period of the prior year due to the impact of foreign currency exchange rates. Increases in net sales in the Canadian markets during the first three quarters of the year were offset by decreases in the Mexican markets, as well as the effects of the peanut butter recall.

Gross Profit

(Net sales less cost of goods sold)

($ in millions)
Reporting Segment	Gross Profit
	Thirteen weeks ended			Thirty-nine weeks ended
	February 25, 2007	February 26, 2006	% Inc / (Dec)	February 25, 2007	February 26, 2006	% Inc / (Dec)
Consumer Foods	$478	$480	(1)%	$1,484	$1,398	6%
Food and Ingredients	159	120	32%	446	391	14%
Trading and Merchandising	93	81	15%	185	216	(14)%
International Foods	45	38	20%	133	116	15%

	$775	$719	8%	$2,248	$2,121	6%

The Company’s gross profit for the third quarter of fiscal 2007 was $775 million, compared to $719 million in the same period in the prior fiscal year. Gross profit for the first three quarters of fiscal 2007 increased $127 million from the first three quarters

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

of fiscal 2006 to $2.2 billion. Costs of implementing the Company’s restructuring plans reduced gross profit for the third quarter and first three quarters of fiscal 2007 by $18 million and $46 million, respectively. Costs of implementing the Company’s restructuring plans reduced gross profit for the third quarter and first three quarters of fiscal 2006 by $5 million. The increase in gross profit was largely driven by results in the Food and Ingredients segment, reflecting improved product pricing and volumes. Third quarter fiscal 2007 results include a charge of approximately $25 million due to the peanut butter recall, reflected as $17 million as a reduction of net sales and $8 million in cost of goods sold.

Consumer Foods gross profit for the third quarter of fiscal 2007 was $478 million, a decrease of $2 million, or 1%, from the same period in the prior year. Gross profit for the first three quarters of fiscal 2007 was $1.5 billion, an increase of $86 million from the same period in the prior fiscal year. Costs of implementing the Company’s restructuring plans reduced gross profit for the third quarter and first three quarters of fiscal 2007 by $18 million and $45 million, respectively. Costs of implementing the Company’s restructuring plans reduced gross profit for the third quarter and first three quarters of fiscal 2006 by $5 million. Also included in third quarter fiscal 2007 gross profit is a charge of approximately $24 million due to the peanut butter recall. The increase in gross profit for the first three quarters of fiscal 2007 was largely driven by improved product mix and overall supply chain cost improvements, partially offset by the effects of the peanut butter recall and restructuring costs, as discussed above.

Food and Ingredients gross profit was $159 million for the third quarter of fiscal 2007 and $120 million in the same period of the prior year, an increase of 32%. Gross profit for the first three quarters of fiscal 2007 was $446 million, an increase of $55 million from the same period in the prior fiscal year. Costs of implementing the Company’s restructuring plans reduced gross profit for the first three quarters of fiscal 2007 by $1 million. The increases for the third quarter and first three quarters of fiscal 2007 were primarily driven by the increase in net sales, mentioned above. These increases were partially offset by an increase in input and manufacturing costs resulting from higher volume, and increased raw materials costs in the Company’s milling operations, as well as the divestiture of an oat milling business in the first half of fiscal 2007.

Trading and Merchandising gross profit for the third quarter of fiscal 2007 was $93 million, an increase of $12 million, or 15%, versus the same period of the prior year. The increase in gross profit in the third quarter was due to gains in agricultural trading and merchandising and increased margins in the fertilizer business, somewhat offset by losses incurred in natural gas trading. Gross profit for the first three quarters of fiscal 2007 was $185 million, a decrease of $31 million, or 14%, from the same period in the prior fiscal year. Decreased gross profit primarily reflected less profitable trading and merchandising of natural gas, and losses incurred in wheat trading and merchandising, which were somewhat offset by profitable operations in the Company’s fertilizer businesses.

International Foods gross profit was $45 million for the third quarter of fiscal 2007 and $38 million in the same period of the prior year, an increase of 20%. This increase reflects a reduction of $1 million due to foreign currency exchange rate changes. Gross profit for the first three quarters of fiscal 2007 was $133 million, an increase of $17 million from the same period in the prior fiscal year, including an increase of $2 million resulting from favorable foreign currency exchange rate changes. The increase in gross profit reflected the increases in net sales, as discussed above, favorable product mix and reductions in supply chain costs. Gross margin was reduced by approximately $1 million due to the peanut butter recall.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

	Gross Margin Percent
	Thirteen weeks ended		Thirty-nine weeks ended
Reporting Segment	February 25, 2007	February 26, 2006	February 25, 2007	February 26, 2006
Consumer Foods	30%	29%	30%	29%
Food and Ingredients	19%	15%	17%	17%
Trading and Merchandising	32%	29%	23%	26%
International Foods	29%	25%	30%	26%

Total	27%	25%	26%	25%

The Company’s gross margin (gross profit as a percentage of net sales) for the third quarter of fiscal 2007 was 27%, as compared to 25% for the same period in the prior year, primarily reflecting the impact of cost reductions in the Consumer Foods reporting segment and improved pricing and volumes in the Food and Ingredients reporting segment, somewhat offset by the negative effects of the Company’s restructuring charges and the peanut butter recall. The Company’s gross margin for the first three quarters of fiscal 2007 was 26%, as compared to 25% for the same period in the prior year, primarily reflecting the impact of productivity improvements in the Consumer Foods and Food and Ingredients segments. The impact of these productivity improvements was somewhat offset by lower margins realized in the Trading and Merchandising segment, primarily due to a less favorable environment in the natural gas markets, and reduced margins due to the Company’s restructuring charges and the peanut butter recall.

Selling, General and Administrative Expenses (includes general corporate expense)

Selling, general and administrative expenses totaled $450 million for the third quarter of fiscal 2007, a decrease of $64 million, or 13%, as compared to the comparable period of the prior year. Selling, general and administrative expenses for the third quarter of fiscal 2007 reflect:

•	incremental advertising and promotion expense of approximately $32 million,

•	incremental incentive expense of approximately $20 million,

•	charges related to the peanut butter recall of approximately $23 million,

•	charges of approximately $6 million related to expensing of stock options in accordance with SFAS No. 123R,

•	charges of approximately $2 million related to the execution of the Company’s restructuring plan,

•	a reduction to selling and marketing expenses of approximately $15 million,

•	$8 million of income, net of direct pass-through costs, for reimbursement of expenses related to transition services provided to the buyers of certain divested businesses, and

•	a benefit of $5 million due to a favorable legal settlement.

Selling, general, and administrative expenses in the third quarter of fiscal 2006 included:

•	an impairment charge of $47 million to reduce the carrying amount of subordinated notes from Swift Foods (the Company divested these subordinated notes in the first quarter of fiscal 2007),

•	charges of $45 million related to the execution of the Company’s restructuring plan,

•	a charge of $17 million in connection with patent-related litigation, and

•	$4 million of costs for the early retirement of debt.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

Selling, general and administrative expense for the first three quarters of fiscal 2007 totaled $1.3 billion, a decrease of $44 million, or 3%, as compared to the same period in the prior fiscal year. Results for the first three quarters of fiscal 2007 reflect:

•	incremental incentive expense of $87 million versus the comparable period of fiscal 2006,

•	restructuring charges of $56 million,

•	increased advertising and promotion expenses of $52 million,

•	reduced legal and professional fees of $42 million,

•	charges of approximately $16 million related to expensing of stock options in accordance with SFAS No. 123R,

•	charges of $23 million related to the peanut butter recall,

•	$15 million of income, net of direct pass-through costs, for reimbursement of expenses related to transition services provided to the buyers of certain divested businesses,

•	gains of $27 million related to the sale of an oat milling business, certain international licensing rights for a small brand, and four aircraft,

•	reduced selling and marketing expenses of $35 million,

•	income of $13 million for favorable legal settlements, and

•	a benefit of $7 million resulting from a favorable resolution of franchise tax matters.

Selling, general and administrative expenses for the first three quarters of fiscal 2006 included:

•	an impairment charge of $47 million to reduce the carrying amount of subordinated notes from Swift Foods,

•	restructuring charges of $45 million,

•	a charge of $19 million related to the accelerated recognition of compensation in connection with the transition of certain executives,

•	a charge of $17 million in connection with patent-related litigation,

•	a charge of $6 million related to the closure of a Canadian production facility, and

•	a charge of $4 million for the early retirement of debt.

Operating Profit (Earnings before general corporate expense, interest expense, net, gain on the sale of Pilgrim’s Pride Corporation common stock, income taxes and equity method investment earnings (loss))

($ in millions)
Reporting Segment	Operating Profit
	Thirteen weeks ended			Thirty-nine weeks ended
	February 25, 2007	February 26, 2006	% Inc / (Dec)	February 25, 2007	February 26, 2006	% Inc / (Dec)
Consumer Foods	$224	$220	2%	$681	$631	8%
Food and Ingredients	109	80	36%	334	269	24%
Trading and Merchandising	62	61	3%	117	147	(20)%
International Foods	15	14	4%	46	39	17%

Consumer Foods operating profit for the third quarter of fiscal 2007 was $224 million, an increase of $4 million, or 2% from the same period last year. Operating profit for the first three quarters of fiscal 2007 was $681 million, an increase of $50 million, or 8%, from the same period last year. The increase for the third quarter is reflective of the decreased gross profit, discussed above, offset by a number of factors, including:

•

costs of implementing the Company’s restructuring plan related to reducing selling, general, and administrative expense in the third quarter of fiscal 2007 and fiscal 2006 that approximated $2 million and $36 million, respectively,

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

•	costs of the peanut butter recall related to selling, general, and administrative expense in the third quarter that approximated $22 million,

•	incentive costs that were approximately $6 million higher, and

•

reimbursement income of approximately $8 million, net of direct pass-through costs, in the third quarter of fiscal 2007 related to transition services provided to the buyers of certain divested businesses.

The increase for the first three quarters of fiscal 2007 is reflective of the increased gross profit, discussed above, and influenced by a number of factors, including:

•

costs of implementing the Company’s restructuring plan related to reducing selling, general, and administrative expense in the first three quarters of fiscal 2007 and fiscal 2006 that approximated $39 million and $36 million, respectively,

•	costs of the peanut butter recall related to selling, general, and administrative expense in the third quarter that approximated $22 million,

•	incentive costs that were approximately $32 million higher, and

•

reimbursement income of approximately $15 million, net of direct pass-through costs, in the first three quarters of fiscal 2007 related to transition services provided to the buyers of certain divested businesses.

For the third quarter of fiscal 2007, Food and Ingredients operating profit was $109 million, compared with $80 million for the third quarter of the prior fiscal year. Operating profit for the first three quarters of fiscal 2007 was $334 million, an increase of $65 million, or 24%, from the same period last year. Increased operating profit for the third quarter is reflective of increased gross profits, as discussed above, partially offset by higher incentive expense and increased selling expense. Increased operating profit for the first three quarters is reflective of increased gross profits, as discussed above, gains during the second quarter of fiscal 2007 of $18 million related to the Company’s sale of an oat milling business and $8 million resulting from a legal settlement related to a fire, somewhat offset by increased incentive expense and selling expense.

Trading and Merchandising operating profit for the third quarter of fiscal 2007 was $62 million, an increase of $1 million, or 3%, from the third quarter of last year. Operating profit for the first three quarters of fiscal 2007 was $117 million, a decrease of $30 million, or 20%, from the same period last year. Improved results in the third quarter of fiscal 2007 were primarily due to the improved gross profit, as discussed above, partially offset by increased performance-based employee incentive costs. Lower results for the first three quarters of fiscal 2007 as compared to the first three quarters of fiscal 2006 were primarily due to the less profitable agricultural trading and merchandising operations and weak results of trading and merchandising of natural gas. These decreases were somewhat offset by lower performance-based employee incentive costs.

International Foods operating profit for the third quarter of fiscal 2007 was $15 million, slightly ahead of the $14 million in the same period last year. Operating profit for the first three quarters of fiscal 2007 was $46 million, an increase of $7 million, or 17%, from the same period last year. Operating profit improvements in the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006 reflected increased gross profits, as discussed above, partially offset by higher incentive costs and an increase in selling

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

and marketing expense, principally due to the expansion of global markets. Operating profit in the first three quarters of fiscal 2007 included the increased gross profits, as discussed above, and a gain of approximately $4 million related to the sale of certain international licensing rights for a small brand. These gains were somewhat offset by increased advertising and promotion, and selling and marketing expenses, principally due to the expansion of global markets. Operating profit in the first three quarters of fiscal 2006 was reduced by $6 million in connection with the closure of a production facility in Canada.

Interest Expense, Net

Net interest expense was $56 million and $69 million for the third quarter of fiscal 2007 and 2006, respectively. Net interest expense was $166 million and $210 million for the first three quarters of fiscal 2007 and 2006, respectively. The decreased interest expense reflects lower average debt balances in fiscal 2007 than in 2006. The Company repaid approximately $285 million of long-term debt over the twelve months ended February 25, 2007 and repaid $529 million of debt in the third quarter of fiscal 2006. The decreases were partially offset by a reduced benefit in the current year from the interest rate swap agreements terminated in the second quarter of fiscal 2004. During fiscal 2004, the Company closed out all of its interest rate swap agreements in order to lock-in favorable interest rates. These interest rate swap agreements were previously put in place as a strategy to hedge interest costs associated with long-term debt. For financial statement purposes the benefit associated with the termination of the interest rate swap agreements continues to be recognized over the term of the debt instruments originally hedged. The Company’s net interest expense was reduced by $1 million and $3 million due to the interest rate swap agreements in the third quarter and first three quarters of fiscal 2007, respectively, and by $3 million and $10 million in the comparable periods of fiscal 2006, respectively. Management expects net interest expense to be higher in fiscal 2008 due to lower interest income from cash and cash equivalents.

Gain on Sale of Pilgrim’s Pride Corporation Common Stock

During the first quarter of fiscal 2006, the Company sold its remaining 15.4 million shares of Pilgrim’s Pride Corporation common stock for $482 million, resulting in a pre-tax gain of $329 million.

Income Taxes

In the third quarter of fiscal 2007 and 2006, the Company’s income tax expense was $91.8 million and $37.6 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings (loss)) was approximately 33% and 35% for the third quarter and first three quarters of fiscal 2007, respectively, and 28% and 36% for the third quarter and first three quarters of fiscal 2006, respectively.

During the third quarter of fiscal 2007, the Company adjusted its estimated effective tax rate for the year due to increased tax credits and deductions. The effective tax rate for the third quarter of fiscal 2007 reflects the application of this lower estimated rate to year-to-date, pre-tax earnings, thereby resulting in a lower than normal effective tax rate for the quarter. Management expects the Company’s effective tax rate in fiscal 2008 to be approximately 35%. The effective tax rate for the first three quarters of fiscal 2007 reflects additional income tax expense resulting from the settlement of the Company’s fiscal 2003 and fiscal 2004 federal income tax audit, partially offset by the income tax benefits realized from the sale of the Company’s equity method investment in the malt business.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

The Company’s effective tax rate in the third quarter of fiscal 2006 was lower than normal primarily due to revised estimates of state income tax rates, partially offset by a $9 million impairment of the equity method investment in the malt business for which no tax benefit was recognized. The Company’s effective tax rate for the first three quarters of fiscal 2006 reflects $48 million of impairment charges for which the Company recognized no income tax benefit, partially offset by a reduction in the estimated state income tax rate.

Equity Method Investment Earnings (Loss)

Equity method investment earnings were $10 million and $24 million for the third quarter and first three quarters of fiscal 2007, respectively. Equity method investment losses were $1 million and $31 million for the third quarter and first three quarters of fiscal 2006, respectively. During the third quarter and first three quarters of fiscal 2006, the Company recognized pre-tax impairment charges totaling $9 million and $52 million, respectively, to reduce the carrying values of a malt venture and an unrelated venture to their estimated recoverable values. During the fourth quarter of fiscal 2006, the Company recognized additional impairment charges of $24 million as the earnings of the malt venture deteriorated and expected sales proceeds were adjusted accordingly. During the second quarter of fiscal 2007, the Company completed the disposition of the equity method investment in the malt venture for proceeds of approximately $24 million, including notes and other receivables totaling approximately $7 million. This transaction resulted in a pre-tax gain of approximately $4 million, with a related tax benefit of $4 million.

Discontinued Operations

The third quarter of fiscal 2007 includes after tax income of $6 million from discontinued operations as compared to a loss of $123 million in the same period of the prior fiscal year. The Company recognized an after-tax gain of approximately $6 million in the third quarter of fiscal 2007 due to a postretirement benefit curtailment associated with the divestiture of the packaged meats business. During the third quarter of fiscal 2006, the Company recognized after-tax impairment charges of approximately $150 million to reduce the carrying value of the assets of its package meats, cheese, and seafood businesses to their estimated fair value, less costs to sell.

The first three quarters of fiscal 2007 and 2006 include after tax income of $76 million and after-tax losses of $59 million from discontinued operations, respectively. The first three quarters of fiscal 2007 include an after-tax impairment charge of approximately $12 million to reflect a further decline in the estimated proceeds for the packaged meats business and after tax gains of approximately $36 million primarily related to the sale of the packaged cheese business and the dietary supplement business.

Earnings Per Share

The Company’s diluted earnings per share in the third quarter and first three quarters of fiscal 2007 were $0.38 (including $0.01 per diluted share of earnings from discontinued operations) and $1.12 (including $0.15 per diluted share of earnings from discontinued operations), respectively. The Company incurred losses of $0.05 per diluted share (including a loss of $0.24 per diluted share from discontinued operations) and earned $0.91 per diluted share (including a loss of $0.11 per diluted share from discontinued operations) for the third quarter and first three quarters of fiscal 2006, respectively. Diluted earnings per share for the first three quarters of fiscal 2006 includes a $0.40 gain from the sale of the Company’s investment in Pilgrim’s Pride Corporation common stock. See “Other Significant Items of Note – Items Impacting Comparability” above as several other significant items affect the comparability of year-over-year results of operations.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

Liquidity and Capital Resources

Sources of Liquidity and Capital

The Company's primary financing objective is to maintain a prudent capital structure that provides the Company flexibility to pursue its growth objectives. The Company currently uses short-term debt principally to finance ongoing operations, including its trade working capital (accounts receivable plus inventory, less accounts payable, accrued expenses and advances on sales) needs and a combination of equity and long-term debt to finance both its base trade working capital needs and its noncurrent assets.

Commercial paper borrowings (usually less than 30 days maturity) are reflected in the Company’s consolidated balance sheets within notes payable. The Company has credit lines from banks that total approximately $2.1 billion. These lines are comprised of a $1.5 billion five-year revolving credit facility with a syndicate of financial institutions entered into in December 2005 and short-term facilities approximating $587 million. The terms of the five-year facility provide that the Company may request that the commitments available under the facility be extended for additional one-year periods on an annual basis. Following such a request, during the second quarter of fiscal 2007 the commitments under this facility were extended to December 2011. Borrowings under the five-year facility bear interest at or below prime rate and may be prepaid without penalty. These rates are approximately .30 to .35 percentage points higher than the interest rates for commercial paper. The Company has not drawn upon the five-year facility. As of February 25, 2007, the Company had $1 million drawn under the short-term loan facilities. The long and short-term facilities require the Company to repay borrowings if the Company’s consolidated funded debt exceeds 65% of the consolidated capital base, as defined, or if fixed charges coverage, as defined, is less than 1.75 to 1.0, as such terms are defined in applicable agreements. As of the end of the third quarter of fiscal 2007, the Company is in compliance with the credit agreements’ financial covenants.

As of the end of both the third quarter of fiscal 2007 and 2006, the Company’s senior long-term debt ratings were all investment grade ratings. A significant downgrade in the Company’s credit ratings would not affect the Company’s ability to borrow amounts under the revolving credit facilities, although borrowing costs would increase. A downgrade of the Company’s short-term credit ratings would impact the Company’s ability to borrow under its commercial paper program by causing increased borrowing costs and shorter durations and could result in possible access limitations.

In December 2006, the Company completed an exchange of approximately $200 million principal amount of its 9.75% subordinated notes due 2021 and $300 million principal amount of its 6.75% senior notes due 2011 for approximately $500 million principal amount of 5.82% senior notes due 2017 and cash of approximately $90 million, in order to improve the Company’s debt maturity profile. The Company expects to amortize the $90 million cash payment (the unamortized portion of which is reflected as a reduction of senior long-term debt in the Company’s consolidated balance sheet at February 25, 2007) over the life of the new notes within interest expense.

During the first three quarters of fiscal 2007, the Company sold its refrigerated packaged meats business, its cheese business, its refrigerated pizza business, and an oat milling business for net proceeds of approximately $709 million. Also during the first three quarters of fiscal 2007, the Company sold a note receivable from Swift Foods for proceeds totaling approximately $117 million.

At February 25, 2007, the Company’s existing Board authorized share repurchase program permitted management to repurchase up to approximately $300 million of the Company’s shares. The Company plans to repurchase shares periodically depending on market conditions and may make purchases in the open market or through privately negotiated transactions.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

Cash Flows

During the first three quarters of fiscal 2007, the Company generated $165 million of cash, which was the net impact of $222 million generated by operating activities, $687 million generated by investing activities, and $744 million used in financing activities.

Cash generated in operating activities of continuing operations totaled $156 million in the first three quarters of fiscal 2007, as compared to $537 million generated in the same period of the prior year. Improved income from continuing operations, excluding the effects of the sale of Pilgrim’s Pride Corporation common stock in fiscal 2006, was offset by a use of cash for working capital in the first three quarters of fiscal 2007. The increased working capital was largely due to increased derivative assets and margin account balances (each of which is classified in prepaid expenses and other current assets), and increased commodity inventory balances within the Trading and Merchandising segment, partially offset by increases in derivative liabilities. The Company also built its inventory balances in the Consumer Foods segment in anticipation of production transition to copackers and other Company-owned facilities as part of the previously announced plant rationalization program. In addition to the working capital changes, the Company made cash contributions to its pension plans of $170 million and $29 million during the first three quarters of fiscal 2007 and fiscal 2006, respectively. Cash generated from operating activities of discontinued operations was approximately $66 million in the first three quarters of fiscal 2007, as compared to $186 million of cash generated in the first three quarters of fiscal 2006. The decrease in operating cash flows from discontinued operations is largely due to the dispositions of the various discontinued businesses in fiscal 2007 for which cash flows were generated throughout fiscal 2006.

Cash provided by investing activities totaled $687 million in the first three quarters of fiscal 2007, versus cash generated from investing activities of $355 million in the same period of fiscal 2006. Investing activities of continuing operations in the first three quarters of fiscal 2007 consisted primarily of $117 million from the sale of notes receivable from Swift Foods, $175 million from the sale of property, plant, and equipment, including the sale of four aircraft, and $74 million from the sale of an oat milling business, a refrigerated pizza business, and an equity method investment, offset by $346 million of capital expenditures, which includes approximately $94 million of expenditures related to the Company’s purchase of certain warehouse facilities from its lessors. These warehouses were sold for proceeds of approximately $92 million to unrelated third parties immediately thereafter. Investing activities for the first three quarters of fiscal 2006 consisted primarily of proceeds of $482 million from the sale of 15.4 million shares of Pilgrim’s Pride Corporation common stock, offset by capital expenditures of $175 million. The Company generated $662 million from investing activities of discontinued operations in the first three quarters of fiscal 2007, primarily from the dispositions of the refrigerated meats business and the cheese business. The Company used $2 million of cash in investing activities of discontinued operations in the first three quarters of fiscal 2006.

Cash used in financing activities totaled $744 million in the first three quarters of fiscal 2007 and $1,048 million in the first three quarters of fiscal 2006. During the first three quarters of fiscal 2007 and 2006, the Company paid dividends of $277 million and $424 million, respectively. In the first three quarters of fiscal 2007, the Company repurchased $400 million of its common stock as part of its share repurchase program and made a cash payment of $94 million, including issuance costs, as part of the previously discussed debt exchange. The Company also repaid $29 million and $642 million of debt in the first three quarters of fiscal 2007 and 2006, respectively.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

The Company estimates its capital expenditures in fiscal 2007 will be approximately $400 million (excluding the expenditures for the aforementioned purchase and subsequent resale of certain warehouse facilities). Management believes that existing cash balances, cash flows from operations, divestiture proceeds, existing credit facilities and access to capital markets will provide sufficient liquidity to meet its working capital needs, planned capital expenditures, additional share repurchases, and payment of quarterly dividends.

Off-Balance Sheet Arrangements

The Company uses off-balance sheet arrangements (e.g., operating leases) where the economics and sound business principles warrant their use. The Company periodically enters into guarantees and other similar arrangements as part of transactions in the ordinary course of business. These are described further in “Obligations and Commitments,” below.

In accordance with FASB Interpretation No. 46R, the Company has consolidated the assets and liabilities of several entities from which it leases property, plant and equipment. The Company reflects in its balance sheet as of February 25, 2007: property, plant and equipment of $157.6 million, other assets of $11.8 million, other accrued liabilities of $0.6 million, long-term debt of $151.6 million (including current maturities of $7.8 million), and minority interest liabilities of $20.2 million. The Company has no other material obligations arising out of variable interests with unconsolidated entities.

Obligations and Commitments

As part of its ongoing operations, the Company enters into arrangements that obligate the Company to make future payments under contracts such as lease agreements, debt agreements and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as “take-or-pay” contracts). The unconditional purchase obligation arrangements are entered into by the Company in its normal course of business in order to ensure adequate levels of sourced product are available to the Company. Of these items, capital lease and debt obligations, which totaled $3.6 billion as of February 25, 2007, are currently recognized as liabilities in the Company’s consolidated balance sheet. Operating lease obligations and unconditional purchase obligations, which totaled $661 million as of February 25, 2007, in accordance with generally accepted accounting principles, are not recognized as liabilities in the Company’s consolidated balance sheet.

A summary of the Company’s contractual obligations as of February 25, 2007 is as follows:

	Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt	$3,616.7	$21.1	$57.9	$1,224.6	$2,313.1
Lease obligations	468.9	80.2	139.0	94.0	155.7
Purchase obligations	191.8	76.8	69.2	39.0	6.8

Total	$4,277.4	$178.1	$266.1	$1,357.6	$2,475.6

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

The Company is also contractually obligated to pay interest on its long-term debt obligations. The weighted average interest rate of the long-term debt obligations outstanding as of February 25, 2007 was approximately 7.2%.

The Company leases a wheat processing facility on behalf of a joint venture in which the Company holds an equity interest. In November 2006, the Company gave notice to the lessor of this facility of the Company’s irrevocable intent to purchase the facility at fair market value. In March 2007, the Company reached an agreement with the lessor to purchase the facility for approximately $22.6 million. The Company does not believe this transaction will have a material impact on its consolidated financial position or results of operations. The purchase of the facility is expected to be consummated in May 2007.

As part of its ongoing operations, the Company also enters into arrangements that obligate the Company to make future cash payments only upon the occurrence of a future event (e.g., guarantees of debt or lease payments of a third party should the third party be unable to perform). The following commercial commitments are not recognized as liabilities in the Company’s consolidated balance sheet. A summary of the Company’s commitments, including commitments associated with equity method investments, as of February 25, 2007, is as follows:

	Amount of Commitment Expiration Per Period (in millions)
Other Commercial Commitments	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Guarantees	$42.7	$14.4	$9.7	$6.6	$12.0
Other commitments	1.3	1.3	—	—	—

Total	$44.0	$15.7	$9.7	$6.6	$12.0

The Company’s total commitments of $44 million include approximately $29 million in guarantees and other commitments the Company has made on behalf of the divested fresh beef and pork business.

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

Part I - Financial Information

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

The following table represents the fair value and scheduled maturity dates of such contracts outstanding as of February 25, 2007:

(in millions)	Gross Asset		Gross Liability		Total Fair Value
Source of Fair Value	Maturity less than 1 year	Maturity 1-3 years	Maturity less than 1 year	Maturity 1-3 years
Prices actively quoted (i.e., exchange-traded contracts)	$1,127.9	$14.5	$(965.6)	$(3.3)	$173.5
Prices provided by other external sources (i.e., non-exchange-traded contracts)	57.1	0.1	(59.2)	(0.1)	(2.1)
Prices based on other valuation models (i.e., non-exchange-traded contracts)	—	—	—	—	—

Total fair value	$1,185.0	$14.6	$(1,024.8)	$(3.4)	$171.4

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

Part I - Financial Information

Critical Accounting Estimates

A discussion of the Company’s critical accounting estimates can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s fiscal 2006 annual report on Form 10-K.

Previously, the Company recognized advertising costs in expense in interim periods based on the sales volumes for the interim period as a proportion of estimated annual sales volumes. Effective May 29, 2006, the Company changed its method of accounting for advertising expense for interim periods such that all advertising expense is recognized as incurred.

The Company adopted this change as a result of significant changes in its marketing strategies and management’s belief that the new method results in a more objective measure of quarterly expense that will better support planning and resource allocation decisions by management. The new policy of expensing advertising as incurred eliminates the need to estimate overall expected sales, expenses, and the benefit period of the advertising on an interim basis, and conforms the Company’s interim accounting policy with that used to prepare the annual financial statements. The change has been applied retrospectively to all prior interim periods and advertising expense for such interim periods has been restated. The impact of the change in accounting methods on the third quarter of fiscal 2007 was to decrease advertising and promotion expense by approximately $17 million ($10 million after tax), or $0.02 per diluted share, while the impact on the first three quarters of fiscal 2007 was to increase advertising and promotion expense by approximately $7 million ($4 million after tax), or $0.01 per diluted share. The impact on the third quarter of fiscal 2006 was to decrease advertising expense by approximately $10.6 million ($6.5 million after tax), or $0.01 per diluted share. The impact on the first three quarters of fiscal 2006 was to increase advertising expense by approximately $14.5 million ($8.9 million after tax), or $0.02 per diluted share. There will be no impact on any annual reporting periods.

Except for the change of accounting methods for advertising and promotion expense, there have been no significant changes with respect to the Company’s policies for critical accounting estimates during the first three quarters of fiscal 2007.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without being required to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective as of the beginning of the Company’s fiscal 2009. Management is currently evaluating the impact of adopting SFAS No. 159 on the Company’s consolidated financial position and results of operations.

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

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the Company’s fiscal 2009. Management is currently evaluating the impact of adopting SFAS No. 157 on the Company’s consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires that the Company recognize the overfunded or underfunded status of its defined benefit and retiree medical plans (the “Plans”) as an asset or liability in the Company’s fiscal 2007 year-end balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur. SFAS No. 158 also requires the Company, no later than fiscal 2009, to measure the funded status of its Plans as of the Company’s year-end balance sheet date versus the current measurement date of February 28. Management is currently evaluating the impact of adopting SFAS No. 158 on the Company’s consolidated financial position and results of operations.

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

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

Related Party Transactions

The Company received management fees from affiliates (equity method investees) of $3.4 million in the third quarter of fiscal 2007 and $10.5 million in the first three quarters of fiscal 2007. The Company received management fees from affiliates (equity method investees) of $3.1 million in the third quarter of fiscal 2006 and $10.2 million in the first three quarters of fiscal 2006. Accounts receivable from affiliates totaled $4.8 million, $1.8 million, and $4.1 million at February 25, 2007, May 28, 2006, and February 26, 2006, respectively. Accounts payable to affiliates totaled $13.1 million, $12.2 million, and $10.1 million at February 25, 2007, May 28, 2006, and February 26, 2006, respectively.

During the first quarter of fiscal 2007, the Company sold an aircraft for proceeds of approximately $8.1 million to a company on whose board of directors one of the Company’s directors sits. The Company recognized a gain of approximately $3.0 million on the transaction.

The Company leases various buildings that are beneficially owned by Opus Corporation or entities related to Opus Corporation (the “Opus Entities”). A member of the Company’s board of directors is a beneficial owner, officer and director of Opus Corporation and a director or officer of the related entities. During the third quarter and first three quarters of fiscal 2007, the Company made rental payments of $3.6 million and $10.8 million, respectively, to the Opus Entities. During the third quarter and first three quarters of fiscal 2006, the Company made rental payments of $3.8 million and $12.1 million, respectively, to entities related to Opus Corporation. The Company also made payments of $0.2 million and $1.3 million to the Opus Entities for construction services in the third quarter and first three quarters of fiscal 2007, respectively, and made payments of $1.1 million and $1.6 million to entities related to Opus Corporation for construction services in the third quarter and first three quarters of fiscal 2006, respectively.

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

Other than the changes noted below, there have been no material changes in the Company’s market risk during the thirteen weeks ended February 25, 2007. For additional information, refer to the “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of the Company’s fiscal 2006 annual report on Form 10-K.

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

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

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

Based on the Company’s net derivative positions at the end of the first three quarters of fiscal 2007, the maximum potential loss of fair value resulting from a hypothetical change of 10% in market prices was as follows:

(in millions)
Processing
Grains/Foods	$7
Meats	—
Energy	17
Trading
Grains/Foods	$75
Meats	4
Energy	12

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

Based on the Company’s operations-related net foreign currency derivative positions at the end of the first three quarters of fiscal 2007, the maximum potential loss of fair value resulting from a hypothetical change of 10% in market prices was $12 million.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

Item 4.	Controls and Procedures

The Company’s management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of February 25, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective. The Company’s management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated any change in the Company’s internal control over financial reporting and determined that there were no significant changes in the Company’s internal controls over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, such internal controls.

ConAgra Foods, Inc. and Subsidiaries

Part II - Financial Information

Item 1.	Legal Proceedings.

As previously reported in the Company’s annual report on Form 10-K for the fiscal year ended May 28, 2006, three purported class actions were filed in United States District Court for Nebraska, Rantala v. ConAgra Foods, Inc., et. al. Case No. 805CV349, and Bright v. ConAgra Foods, Inc., et. al., Case No. 805CV348 on July 18, 2005, and Boyd v. ConAgra Foods, Inc., et. al., Case No. 805CV386 on August 8, 2005. The lawsuits are against the Company and its directors and its employee benefits committee on behalf of participants in the Company’s employee retirement income savings plans. The lawsuits allege violations of the Employee Retirement Income Security Act (ERISA) in connection with the events resulting in the Company’s April 2005 restatement of its financial statements and related matters. Each complaint seeks an unspecified amount of damages, injunctive relief, attorneys’ fees and other equitable monetary relief. The Company has reached a tentative settlement with the plaintiffs in these actions and believes that their ultimate resolution will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

The Company is party to a number of lawsuits and claims arising out of the operation of its business, including lawsuits and claims related to the February 2007 recall of its peanut butter products. After taking into account liabilities recorded for all of the foregoing matters, management believes the ultimate resolution of such matters should not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

ConAgra Foods, Inc. and Subsidiaries

Part II - Financial Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the total number of shares purchased during the third quarter of fiscal 2007, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that may yet be Purchased under the Programs (2)
November 27 through December 24, 2006	361	$26.88	—	$500,000,000
December 25, 2006 through January 21, 2007	696,710	$27.13	683,500	$481,400,000
January 22 through February 25, 2007	6,751,800	$26.51	6,749,904	$302,500,000

Total Fiscal 2007 Third Quarter Activity	7,448,871	$26.57	7,433,404	$302,500,000

(1)	See note 2. Amounts also represent shares delivered to the Company to pay the exercise price under stock options or to satisfy tax withholding obligations upon the exercise of stock options or vesting of restricted shares.
(2)	Pursuant to the share repurchase plan originally announced on December 4, 2003 of up to $1 billion and subsequently increased to up to $1.5 billion on September 28, 2006. The Company has repurchased 46.4 million shares at a cost of $1.2 billion through February 25, 2007 as part of this plan. The Company intends to repurchase shares periodically depending on market conditions and may make purchases in the open market or through privately negotiated transactions. The program has no expiration date.

ConAgra Foods, Inc. and Subsidiaries

Part II - Financial Information

Item 6.	Exhibits

Exhibits
12	Statement regarding computation of ratio of earnings to fixed charges

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificates

ConAgra Foods, Inc. and Subsidiaries

Part II - Financial Information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONAGRA FOODS, INC.

By:	/s/ Andre J. Hawaux
Andre J. Hawaux
Executive Vice President and
Chief Financial Officer

By:	/s/ John F. Gehring
John F. Gehring
Senior Vice President and Corporate Controller

Dated this 5th day of April, 2007.

EXHIBIT	DESCRIPTION	PAGE
12	Statement regarding computation of ratio of earnings to fixed charges.	63

31.1	Section 302 Certificate of Chief Executive Officer	64

31.2	Section 302 Certificate of Chief Financial Officer	65

32.1	Section 906 Certificates	66