Form 10-K
period 2007-05-27
CONAGRA FOODS INC /DE/
filed 2007-07-25
CIK 23217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 27, 2007

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

The aggregate market value of the voting common stock of ConAgra Foods, Inc. held by non-affiliates on November 26, 2006 was approximately $12,627,257,656 based upon the closing sale price on the New York Stock Exchange on such date.

At June 24, 2007, 489,807,500 common shares were outstanding.

Documents incorporated by reference are listed on page 1.

Documents Incorporated by Reference

Portions of the Registrant's definitive Proxy Statement filed for Registrant's 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”) are incorporated into Part III.

PART I

ITEM 1.	BUSINESS

a) General Development of Business

ConAgra Foods, Inc. (“ConAgra Foods” or the “Company”) is one of North America’s leading packaged food companies serving grocery retailers, as well as restaurants and other foodservice establishments. Over time, the Company, which was first incorporated in 1919, has grown through acquisitions, operations, and internal brand and product development.

ConAgra Foods is in the process of implementing operational improvement initiatives that are intended to generate profitable sales growth, improve profit margins, and expand returns on capital over time. Various improvement initiatives focused on marketing, operating efficiency, and business processes have been underway for several years. Senior leadership changes during fiscal 2006 resulted in new strategic and operational priorities.

The Company currently has the following strategies:

•	Increased and more focused marketing and innovation investments.

•	Sales growth initiatives focused on penetrating the fastest growing channels, better return on customer trade arrangements, and optimal shelf placement for the Company’s most profitable products.

•	Reducing costs throughout the supply chain and the general and administrative functions.

•	Portfolio changes: The Company has divested non-core operations that have limited the Company’s ability to achieve its efficiency targets.

Changes to the Company’s portfolio have been ongoing for several years in support of the Company’s efforts to focus on higher-margin, branded, and value-added businesses. For example, during fiscal 2005, the Company completed the divestitures of its UAP International business, minority equity investment in Swift Foods and cattle feeding assets, specialty meats foodservice business, and Portuguese poultry business. These followed other divestitures prior to fiscal 2005, including the Company’s chicken business, U.S. and Canadian crop inputs businesses of United Agri Products (“UAP North America”), Spanish feed business, canned seafood operations, and specialty cheese operations.

During fiscal 2006, the Company identified several operations as non-core, including Cook’s Ham, seafood, packaged meats and cheese, oat milling, and refrigerated pizza. During 2006, the Company completed the divestitures of its Cook’s Ham and its seafood operations. During the first half of fiscal 2007, the Company completed the divestitures of its packaged meats business, packaged cheese business, oat milling business, and the refrigerated pizza business.

Also in fiscal 2006, the Company began to implement a restructuring plan that is expected to be substantially complete by the end of fiscal 2008. In connection with this plan, the Company has incurred approximately $233 million of costs through May 27, 2007. The categories of events leading to costs have included reducing headcount, closing facilities, and writing-down assets. The forecasted cost of the plan is approximately $257 million, before tax. The restructuring plan costs, as well as costs incurred by the Company to implement operational improvements or otherwise from time to time (e.g., to retire debt, resolve legal disputes), impact the comparability of operating results.

b) Financial Information about Reporting Segments

The contributions of each reporting segment to net sales and operating profit, and the identifiable assets attributable to each reporting segment are set forth in Note 19 “Business Segments and Related Information” to the consolidated financial statements.

c) Narrative Description of Business

The Company principally competes throughout the food industry and focuses on adding value for customers who operate in the retail food, foodservice, and ingredients channels.

ConAgra Foods’ operations, including its reporting segments, are described below. The ConAgra Foods locations, including distribution facilities, within each reporting segment, are described in Item 2.

Consumer Foods

The Consumer Foods reporting segment includes branded, private label, and customized food products which are sold in various retail and foodservice channels. The products include a variety of categories (meals, entrees, condiments, sides, snacks, and desserts) across frozen, refrigerated and shelf-stable temperature classes.

Major brands include Chef Boyardee®, Healthy Choice®, Marie Callender’s®, Orville Redenbacher’s®, Slim Jim®, Hebrew National®, Kid Cuisine®, Reddi-Wip®, VanCamp®, Libby’s®, LaChoy®, The Max®, Manwich®, David’s®, Ro*Tel®, Angela Mia®, Hunt’s®, Wesson®, Act II®, Snack Pack®, Swiss Miss®, PAM®, Egg Beaters®, Blue Bonnet®, Parkay®, and Rosarita®.

Food and Ingredients

The Food and Ingredients reporting segment includes commercially branded foods and ingredients, which are sold principally to foodservice, food manufacturing, and industrial customers. The segment’s primary products include specialty potato products, milled grain ingredients, dehydrated vegetables and seasonings, blends and flavors which are sold under brands such as ConAgra Mills®, Lamb Weston®, Gilroy Foods®, and Spicetec® to food processors.

Trading and Merchandising

The Trading and Merchandising reporting segment includes the sourcing, merchandising, trading, marketing, and distribution of agricultural and energy commodities.

International Foods

The International Foods reporting segment includes branded food products which are sold principally in retail channels in North America, Europe, and Asia. The products include a variety of categories (meals, entrees, condiments, sides, snacks, and desserts) across frozen, refrigerated, and shelf-stable temperature classes. Major brands include Orville Redenbacher’s®, Act II®, Snack Pack®, Chef Boyardee®, Hunt’s®, and PAM®.

Unconsolidated Equity Investments

The Company has a number of unconsolidated equity investments. The most significant equity investments are involved in potato processing. The Company completed the disposition of its equity method investment in a malt venture during fiscal 2007. The Company divested its minority equity interest investment in a fresh beef and pork joint venture in fiscal 2005.

Discontinued Operations

During the third quarter of fiscal 2006, the Company announced that it would divest substantially all of its packaged meats and cheese operations. The Company finalized the dispositions of these businesses during the first half of fiscal 2007, and accordingly, the Company reflects the results of these businesses as discontinued operations for all periods presented.

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

During the third quarter of fiscal 2006, the Company initiated a plan to dispose of a refrigerated pizza business with annual revenues of less than $70 million. The Company disposed of this business during the second quarter of fiscal 2007. Due to the Company’s expected significant continuing cash flows associated with this business, the Company continues to include the results of operations of this business in continuing operations. The assets and liabilities of this business are classified as assets and liabilities held for sale in the consolidated balance sheets for all periods prior to the sale.

During the second quarter of fiscal 2007, the Company completed the disposal of an oat milling business. Due to the Company’s expected significant continuing cash flows associated with this business, the results of operations of this business are included in continuing operations for all periods presented. The assets and liabilities of this business are classified as assets and liabilities held for sale in the consolidated balance sheets for all periods prior to the sale.

During the first quarter of fiscal 2007, the Company completed the divestiture of its nutritional supplement business. The Company reflected the gain within discontinued operations.

During fiscal 2005, the Company completed the divestitures of its UAP International and Portuguese poultry businesses. Also in fiscal 2005, the Company implemented a plan to exit the specialty meats foodservice business. In connection with this exit plan, the Company closed a manufacturing facility in Alabama, sold its operations in California, and, in the first quarter of fiscal 2006, completed the sale of its operations in Illinois. During fiscal 2004, the Company completed the divestitures of its chicken business, its U.S. and Canadian crop inputs businesses (UAP North America) and its Spanish feed business. Accordingly, the results of operations of the chicken business, UAP North America, UAP International, the Spanish feed business and Portuguese poultry business, and the specialty meats foodservice business are reflected in discontinued operations for all periods presented. Beginning September 24, 2004, the results of operations of the cattle feeding business are presented in discontinued operations.

General

The following comments pertain to each of the Company’s reporting segments.

ConAgra Foods is a food company that operates principally in many sectors of the food industry, with a significant focus on the sale of branded and value-added consumer products. ConAgra Foods uses many different raw materials, the bulk of which are commodities. The prices paid for raw materials used in the products of ConAgra Foods generally reflect factors such as weather, commodity market fluctuations, currency fluctuations, tariffs, and the effects of governmental agricultural programs. Although the prices of raw materials can be expected to fluctuate as a result of these factors, the Company believes such raw materials to be in adequate supply and generally available from numerous sources. The Company has faced increased costs for many of its significant raw materials, packaging, and energy inputs. Inflationary pressures negatively impacted fiscal 2006 results, but had less of an impact in fiscal 2005. The Company’s productivity and pricing initiatives in fiscal 2007 effectively mitigated the impact of inflation. However, the Company expects inflation in fiscal 2008 to exceed recent levels. When appropriate, the Company uses long-term purchase contracts, futures, and options to reduce the volatility of certain raw materials costs.

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

Quality control processes at principal manufacturing locations emphasize applied research and technical services directed at product improvement and quality control. In addition, the Company conducts research activities related to the development of new products. Research and development expense was $68 million, $54 million, and $64 million in fiscal 2007, 2006, and 2005, respectively.

Demand for certain of the Company’s products may be influenced by holidays, changes in seasons, or other annual events.

The Company manufactures primarily for stock and fills customer orders from finished goods inventories. While at any given time there may be some backlog of orders, such backlog is not material in respect to annual net sales, and the changes from time to time are not significant.

The Company’s trademarks are of material importance to its business and are protected by registration or other means in the United States and most other markets where the related products are sold. Some of the Company’s products are sold under brands that have been licensed from others. The Company also actively develops and maintains a portfolio of patents, although no single patent is considered significant to the business as a whole. The Company has proprietary trade secrets, technology, know-how, processes, and other intellectual property rights that are not registered.

Many of ConAgra Foods’ facilities and products are subject to various laws and regulations administered by the United States Department of Agriculture, the Federal Food and Drug Administration, and other federal, state, local, and foreign governmental agencies relating to the quality of products, sanitation, safety, and environmental control. The Company believes that it complies with such laws and regulations in all material respects, and that continued compliance with such regulations will not have a material effect upon capital expenditures, earnings, or the competitive position of the Company.

The Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 13%, 12%, and 11% of consolidated net sales for fiscal 2007, 2006, and 2005, respectively, primarily in the Consumer Foods segment.

At May 27, 2007, ConAgra Foods and its subsidiaries had approximately 24,500 employees, primarily in the United States. Approximately 13,000 of the Company’s employees are parties to collective bargaining agreements. The collective bargaining agreements to which approximately 5,000 of the Company’s employees are parties are scheduled to expire during fiscal 2008.

d) Foreign Operations

Foreign operations information is set forth in Note 19 “Business Segments and Related Information” to the consolidated financial statements.

e) Available Information

The Company makes available, free of charge through the “Investors” link on its Internet web site at http://www.conagrafoods.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The Company submitted the annual Chief Executive Officer certification to the NYSE for its 2006 fiscal year as required by Section 303A.12(a) of the NYSE Corporate Governance rules.

The Company has also posted on its website its (1) Corporate Governance Principles, (2) Code of Conduct, (3) Code of Ethics for Senior Corporate Officers, and (4) charters for the Audit Committee, Corporate Governance Committee, Human Resources Committee, and Nominating Committee. Shareholders may also obtain copies of these items at no charge by writing to: Corporate Secretary, ConAgra Foods, Inc., One ConAgra Drive, Omaha, NE, 68102-5001.

ITEM 1A.	RISK FACTORS

The following factors could affect the Company’s operating results and should be considered in evaluating the Company.

The Company must identify changing consumer preferences and develop and offer food products to meet their preferences.

Consumer preferences evolve over time and the success of the Company’s food products depends on the Company’s ability to identify the tastes and dietary habits of consumers and to offer products that appeal to their preferences. Introduction of new products and product extensions requires significant development and marketing investment. If the Company’s products fail to meet consumer preference, then the return on that investment will be less than anticipated and the Company’s strategy to grow sales and profits with investments in core product lines will be less successful.

If the Company does not achieve the appropriate cost structure in the highly competitive food industry, its profitability could decrease.

The Company’s success depends in part on its ability to achieve the appropriate cost structure and be efficient in the highly competitive food industry. The Company is currently implementing profit-enhancing initiatives that impact its supply chain and general and administrative functions. These initiatives are focused on cost savings opportunities in procurement, manufacturing, logistics, and customer service, as well as general and administrative overhead levels. If the Company does not continue to manage costs and achieve additional efficiencies, its competitiveness and its profitability could decrease.

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

The Company’s customers, such as supermarkets, warehouse clubs, and food distributors, have consolidated in recent years and consolidation is expected to continue. These consolidations have produced large, sophisticated customers with increased buying power and negotiating strength who are more capable of resisting price increases and operating with reduced inventories. These customers may also in the future use more of their shelf space, currently used for Company products, for their private label products. The Company is implementing initiatives to counteract these pressures, however, if the larger size of these customers results in additional negotiating strength and/or increased private label competition, the Company’s profitability could decline.

The Company may be subject to product liability claims and product recalls, which could negatively impact its profitability.

The Company sells food products for human consumption, which involves risks such as product contamination or spoilage, product tampering, and other adulteration of food products. The Company may be subject to liability if the consumption of any of its products causes injury, illness, or death. In addition, the Company will voluntarily recall products in the event of contamination or damage. In the past, the Company has issued recalls and has from time to time been involved in lawsuits relating to its food products. A significant product liability judgment or a widespread product recall may negatively impact the Company’s sales and profitability for a period of time depending on product availability, competitive reaction, and consumer attitudes. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that Company products caused illness or injury could adversely affect the Company’s reputation with existing and potential customers and its corporate and brand image. For example, during the third quarter of fiscal 2007, the Company initiated a voluntary recall of all varieties of peanut butter manufactured at its Sylvester, Georgia plant. The costs of the recall negatively impacted net sales, gross margin, and operating profit in the Consumer Foods and International Foods segments in fiscal 2007, and the Company expects ongoing impacts to its business into early fiscal 2008. A number of lawsuits and claims related to the recalled product have been filed against the Company.

If the Company fails to comply with the many laws applicable to its business, it may incur significant fines and penalties.

The Company’s facilities and products are subject to many laws and regulations administered by the United States Department of Agriculture, the Federal Food and Drug Administration, and other federal, state, local, and foreign governmental agencies relating to the processing, packaging, storage, distribution, advertising, labeling, quality, and safety of food products. The Company’s failure to comply with applicable laws and regulations could subject it to administrative penalties and injunctive relief, civil remedies, including fines, injunctions, and recalls of its products. The Company’s operations are also subject to extensive and increasingly stringent regulations administered by the Environmental Protection Agency, which pertain to the discharge of materials into the environment and the handling and disposition of wastes. Failure to comply with these regulations can have serious consequences, including civil and administrative penalties and negative publicity.

Volatility in commodity prices may have a negative impact on profits.

The Company uses and trades many different commodities such as wheat, corn, oats, soybeans, beef, pork, poultry, and energy. Commodities are subject to price volatility caused by commodity market fluctuations, supply and demand, currency fluctuations, and changes in governmental agricultural programs. Commodity price increases will result in increases in raw material costs and operating costs. The Company may not be able to increase its product prices to offset these increased costs; and increasing prices may result in reduced sales volume and profitability. In the Company’s trading operations, the Company may not be able to successfully capitalize from the volatility. The Company has many years’ experience in hedging against commodity price increases and trading in commodities; however, these practices and experience reduce but do not eliminate the risk of negative profit impacts from commodity price increases.

The Company’s information technology resources must provide efficient connections between its business functions, or its results of operations will be negatively impacted.

Each year the Company engages in several billion dollars of transactions with its customers and vendors. Because the amount of dollars involved is so significant, the Company’s information technology resources must provide connections among its marketing, sales, manufacturing, logistics, customer service, and accounting functions. If the Company does not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure and to maintain the related computerized and manual control processes, it could be subject to billing and collection errors, business disruptions, or damage resulting from security breaches.

In 2005, in connection with its implementation of Project Nucleus, the Company’s information technology- linking initiative, the Company had short-term operational challenges during the third quarter of fiscal 2005. The Company is currently implementing new financial and operational information technology systems, which will be placed into production at various times in fiscal 2008 and 2009. If future implementation problems are encountered, the Company’s results of operations could be negatively impacted.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company’s headquarters are located in Omaha, Nebraska. In addition, certain shared service centers are located in Omaha, Nebraska, including a product development facility, supply chain center, financial service center, and information technology center. The general offices and location of principal operations are set forth in the following summary of ConAgra Foods’ locations.

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

CONSUMER FOODS REPORTING SEGMENT

General offices in Omaha, Nebraska, Edina, Minnesota, and Naperville, Illinois.

Forty-four manufacturing facilities in Arkansas, California, Georgia, Illinois, Indiana, Iowa, Massachusetts, Michigan, Minnesota, Missouri, North Carolina, Ohio, Oregon, Pennsylvania, Tennessee, Texas, and Wisconsin; and one manufacturing facility in Arroyo Dulce, Argentina.

FOOD AND INGREDIENTS REPORTING SEGMENT

Domestic general, marketing, and administrative offices in Omaha, Nebraska, Eagle, Idaho, and Tri-Cities, Washington. International general and merchandising offices in China, Japan, and Singapore.

Fifty-one domestic production facilities (including two 50% owned facilities) in Alabama, California, Colorado, Florida, Georgia, Idaho, Illinois, Iowa, Minnesota, Nebraska, New Jersey, New Mexico, Nevada, North Carolina, Ohio, Oregon, Pennsylvania, Texas, Utah, Washington, and Wisconsin; one international production facility in Puerto Rico; one manufacturing facility in Canada; one manufacturing facility in the United Kingdom (50% owned); and three manufacturing facilities in The Netherlands (50% owned).

TRADING AND MERCHANDISING SEGMENT

Domestic general, merchandising, and administrative offices in Omaha, Nebraska, Tulsa, Oklahoma, and Savannah, Georgia. International general and merchandising offices in Canada, Mexico, Italy, Brazil, the United Kingdom, Switzerland, Hong Kong, and Australia.

Seventy-three domestic production facilities and sixty-one domestic storage facilities (including one 45% owned facility) in California, Colorado, Delaware, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, New Mexico, New York, North Carolina, North Dakota, Ohio, Oklahoma, Tennessee, Texas, Virginia, Washington, and Wisconsin.

INTERNATIONAL FOODS REPORTING SEGMENT

General offices in Toronto, Canada, Mexico City, Mexico, San Juan, Puerto Rico, and Shanghai, China.

Four international manufacturing facilities in Canada, Mexico, and the United Kingdom.

ITEM 3.	LEGAL PROCEEDINGS

In fiscal 1991, the Company acquired Beatrice Company (“Beatrice”). As a result of the acquisition and the significant pre-acquisition contingencies of the Beatrice businesses and its former subsidiaries, the consolidated post-acquisition financial statements of the Company reflect liabilities associated with the estimated resolution of these contingencies. These include various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by the Company. The litigation includes several public nuisance and personal injury suits against a number of lead paint and pigment manufacturers, including ConAgra Grocery Products and the Company as alleged successors to W. P. Fuller Co., a lead paint and pigment manufacturer owned and operated by Beatrice until 1967. Although decisions favorable to the Company have been rendered in Rhode Island, New Jersey, and Wisconsin, the Company remains a defendant in active suits in Illinois, Ohio, and California. The Illinois suit seeks class-wide relief in the form of medical monitoring for elevated levels of lead in blood. The State of Ohio and several of its municipalities seek abatement of the alleged nuisance and unspecified damages. In California, a number of cities and counties have joined in a consolidated action seeking abatement of the alleged public nuisance.

The environmental proceedings include litigation and administrative proceedings involving Beatrice’s status as a potentially responsible party at 36 Superfund, proposed Superfund, or state-equivalent sites; these sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. Beatrice has paid or is in the process of paying its liability share at 34 of these sites. Reserves for these matters have been established based on the Company’s best estimate of its undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The reserves for Beatrice environmental matters totaled $98.9 million as of May 27, 2007, a majority of which relates to the Superfund and state equivalent sites referenced above. Expenditures for these matters are expected to continue for a period of up to 20 years.

On June 22, 2001, the Company filed an amended annual report on Form 10-K for the fiscal year ended May 28, 2000. The filing included restated financial information for fiscal years 1997, 1998, 1999, and 2000. The restatement, due to accounting and conduct matters at United Agri Products, Inc. (“UAP”), a former subsidiary, was based upon an investigation undertaken by the Company and the Audit Committee of its Board of Directors. The restatement was principally related to revenue recognition for deferred delivery sales and vendor rebates, advance vendor rebates, and bad debt reserves. The SEC issued a formal order of nonpublic investigation dated September 28, 2001. The Company cooperated with the SEC investigation, which related, to the UAP matters described above, as well as other aspects of the Company’s financial statements, including the level and application of certain of the Company’s reserves.

On April 29, 2005, the Company filed an amended annual report on Form 10-K for the fiscal year ended May 30, 2004 and amended quarterly reports on Form 10-Q for the quarters ended August 29, 2004 and November 28, 2004 (the “April 2005 restatement”). The filings included restated financial information for fiscal years 2002, 2003, 2004, and the first two quarters of fiscal 2005. The restatement related to tax matters. The Company provided information to the SEC Staff relating to the facts and circumstances surrounding the restatement.

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

The Company reached an agreement with the SEC Staff concerning matters associated with these amended filings. That proposed settlement was approved by the Securities and Exchange Commission on July 17, 2007. On July 24, 2007, the SEC filed its Complaint against the Company in the United States District Court for the District of Colorado, followed by an executed Consent, which without the Company admitting or denying the allegations of the Complaint, reflects the terms of the settlement, including payment by the Company of a civil penalty of $45 million and the Company’s agreement to be permanently enjoined from violating certain provisions of the federal securities laws. Additionally, the Company made approximately $2 million in indemnity payments on behalf of former employees concluding separate settlements with the SEC. The Company recorded charges of $25 million in fiscal 2004, $21.5 million in the third quarter of fiscal 2005, and $1.2 million in the first quarter of fiscal 2007 in connection with the expected settlement of these matters.

Three purported class actions were filed in United States District Court for Nebraska, Rantala v. ConAgra Foods, Inc., et. al., Case No. 805CV349, and Bright v. ConAgra Foods, Inc., et. al., Case No. 805CV348 on July 18, 2005, and Boyd v. ConAgra Foods, Inc., et. al., Case No. 805CV386 on August 8, 2005. The lawsuits are against the Company, its directors and its employee benefits committee on behalf of participants in the Company’s employee retirement income savings plans. The lawsuits allege violations of the Employee Retirement Income Security Act (ERISA) in connection with the events resulting in the Company’s April 2005 restatement of its financial statements and related matters. The Company has reached a settlement with the plaintiffs in these actions subject to court approval. The settlement includes a $4 million payment, most of which will be paid by an insurer. The Company has also agreed to make certain prospective changes to its benefit plans as part of the settlement.

The Company is party to numerous lawsuits (including putative class action lawsuits) and claims related to the February 2007 recall of its peanut butter products. The Company believes that the ultimate resolution of these lawsuits and claims will not have a material adverse effect on the Company’s financial condition, results of operations, or liquidity. On June 28, 2007, officials from the Food and Drug Administration’s Office of Criminal Investigations executed a search warrant at the Company’s peanut butter manufacturing facility in Sylvester, Georgia, which had been closed since the initiation of the recall, to obtain a variety of records and information relating to plant operations. The Company is cooperating with officials in regard to the investigation.

The Company is party to a number of lawsuits and claims arising out of the operation of its business.

After taking into account liabilities recorded for all of the foregoing matters, management believes the ultimate resolution of such matters should not have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT AS OF JULY 25, 2007

Name	Title & Capacity	Age	Year First Appointed an Executive Officer
Gary M. Rodkin	President and Chief Executive Officer	55	2005
Robert F. Sharpe, Jr.	Executive Vice President, Legal and External Affairs	55	2005
Andre J. Hawaux	Executive Vice President, Chief Financial Officer	46	2006
Owen C. Johnson	Executive Vice President, Chief Administrative Officer	61	1998
Joan K. Chow	Executive Vice President, Chief Marketing Officer	47	2007
John F. Gehring	Senior Vice President, Corporate Controller	46	2004
Christopher W. Klinefelter	Vice President, Investor Relations	40	2001
Scott E. Messel	Senior Vice President, Treasurer and Assistant Corporate Secretary	48	2001
J. Mark Warner	Vice President, Internal Audit	41	2006

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

Robert F. Sharpe, Jr. joined ConAgra Foods in November 2005 as Executive Vice President, Legal and Regulatory Affairs. In December 2005, he was named Executive Vice President, Legal and External Affairs. He also served as Corporate Secretary from May 2006 until September 2006. From 2002 until joining ConAgra Foods, he was a partner at the Brunswick Group LLC (an international financial public relations firm). Prior to that, he served as Senior Vice President, Public Affairs, Secretary and General Counsel for PepsiCo, Inc. from 1998 to 2002.

Andre J. Hawaux joined ConAgra Foods in November 2006 as Executive Vice President, Chief Financial Officer. From May 2005 until joining ConAgra Foods, Mr. Hawaux served as Senior Vice President, Worldwide Strategy & Corporate Development, PepsiAmericas, Inc. (a manufacturer and distributor of a broad portfolio of beverage products). Previously, from 2000 until May 2005, Mr. Hawaux served as Vice President and Chief Financial Officer for Pepsi-Cola North America.

Owen C. Johnson joined ConAgra Foods as Senior Vice President, Human Resources and Administration in June 1998, was named Executive Vice President in 2001, and Executive Vice President, Organization and Administration and Corporate Secretary in May 2004. In May 2006, he was named Executive Vice President and Chief Administrative Officer. On July 31, 2007, Mr. Johnson will cease to be an executive officer as he transitions to retirement.

Joan K. Chow joined ConAgra Foods in February 2007 as Executive Vice President, Chief Marketing Officer. Prior to joining ConAgra Foods, she served Sears Holding Corporation (retailing) as Senior Vice President and Chief Marketing Officer, Sears Retail from July 2005 until January 2007 and as Vice President, Marketing Services from April 2005 until July 2005. From 2002 until April 2005, Ms. Chow served Sears, Roebuck and Co. (retailing) as Vice President, Home Services Marketing.

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

J. Mark Warner joined ConAgra Foods in July 2004. Prior to then, he was a partner with KPMG LLP (an accounting firm) from May 2002. Before that, he was with Arthur Andersen LLP (an accounting firm) from 1987 to 2002, in various roles, lastly as a Managing Partner.

OTHER SIGNIFICANT EMPLOYEES OF THE REGISTRANT AS OF JULY 25, 2007

Name	Title & Capacity	Age	Year First Appointed to Current Office
R. Dean Hollis	President and Chief Operating Officer, ConAgra Consumer Foods Group	47	2006
Gregory A. Heckman	President and Chief Operating Officer, ConAgra Commercial Products Group	45	2006
James H. Hardy, Jr.	Executive Vice President, Product Supply	47	2006
Albert D. Bolles	Executive Vice President, Research & Development, and Quality	49	2006
Douglas A. Knudsen	President, Sales	52	2006
Peter M. Perez	Executive Vice President, Human Resources	53	2007
King T. Pouw	Executive Vice President, Business Transformation	55	2007

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

Albert D. Bolles joined ConAgra Foods in March 2006 as Executive Vice President, Research & Development, and Quality. Prior to joining the Company, he was Senior Vice President, Worldwide Research and Development for PepsiCo Beverages and Foods from 2002 to 2006. From 1993 to 2002, he was Senior Vice President, Global Technology and Quality and Chief Technical Officer for Tropicana Products Incorporated.

Douglas A. Knudsen joined ConAgra Foods in 1977. He was named to his current position in May 2006. He previously served the Company as President, Retail Sales Development from 2003 to 2006, President, Retail Sales from 2001 to 2003, and President, Grocery Product Sales from 1995 to 2001.

Peter M. Perez joined ConAgra Foods as Senior Vice President, Human Resources in December 2003 and was named to his current position in June 2007. He was Senior Vice President, Human Resources of Pepsi Bottling from 1995 to 2000, Chief Human Resources Officer for Alliant Foodservice (a wholesale food distributor) in 2001, and Senior Vice President Human Resources of W.W. Granger (a supplier of facilities maintenance and other products) from 2001 to 2003. Effective July 31, 2007, Mr. Perez will become an executive officer of the Company.

King T. Pouw joined ConAgra Foods as Senior Vice President, Business Transformation in March 2006 from Kellogg Company (a manufacturer and marketer of food products), where he was Executive Vice President, Operations & Technology from 2001 to 2004. He was named to his current position in June 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS

ConAgra Foods common stock is listed on the New York Stock Exchange where it trades under the ticker symbol: CAG. At June 24, 2007, there were approximately 28,000 shareholders of record.

Quarterly sales price and dividend information is set forth in Note 20 “Quarterly Financial Data (Unaudited)” to the consolidated financial statements and incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents the total number of shares purchased during the fourth quarter of fiscal 2007, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Program (2)
February 26 through March 25, 2007	—	—	—	$302,500,000
March 26 through April 22, 2007	—	$24.82	4,194,900	$198,400,000
April 23 through May 27, 2007	3,435	$24.93	4,422,488	$88,100,000

Total Fiscal 2007 Fourth Quarter	3,435	$24.88	8,617,388	$88,100,000

(1)	Amounts represent shares delivered to the Company to pay the exercise price under stock options or to satisfy tax withholding obligations upon the exercise of stock options or vesting of restricted shares.
(2)	Pursuant to the share repurchase plan originally announced on December 4, 2003 of up to $1 billion and subsequently increased to up to $1.5 billion on September 28, 2006, the Company has repurchased approximately 55 million shares at a cost of $1.4 billion through May 27, 2007 as part of this plan. The Company intends to repurchase shares periodically depending on market conditions and may make purchases in the open market or through privately negotiated transactions. The program has no expiration date.

ITEM 6.	SELECTED FINANCIAL DATA

FOR THE FISCAL YEARS ENDED MAY	2007	2006	2005	2004	2003
Dollars in millions, except per share amounts
Net sales [1]	$12,028.2	$11,482.0	$11,383.8	$10,794.3	$13,253.6
Income from continuing operations before cumulative effect of changes in accounting [1]	$683.8	$589.3	$558.7	$520.8	$545.8
Net income	$764.6	$533.8	$641.5	$811.3	$763.8
Basic earnings per share:
Income from continuing operations before cumulative effect of changes in accounting [1]	$1.36	$1.14	$1.08	$0.99	$1.03
Net income	$1.52	$1.03	$1.24	$1.54	$1.44
Diluted earnings per share:
Income from continuing operations before cumulative effect of changes in accounting [1]	$1.35	$1.13	$1.07	$0.98	$1.03
Net income	$1.51	$1.03	$1.23	$1.53	$1.44
Cash dividends declared per share of common stock	$0.7200	$0.9975	$1.0775	$1.0275	$0.9775

At Year-End
Total assets	$11,835.5	$11,970.4	$13,042.8	$14,310.5	$15,185.6
Senior long-term debt (noncurrent) [1,2]	$3,220.0	$2,754.8	$3,949.1	$4,878.4	$4,632.2
Subordinated long-term debt (noncurrent)	$200.0	$400.0	$400.0	$402.3	$763.0
Preferred securities of subsidiary company [2]	$—	$—	$—	$—	$175.0

[1]

Amounts exclude the impact of discontinued operations of the former Agricultural Products segment, the chicken business, the feed businesses in Spain, the poultry business in Portugal, the specialty meats foodservice business, the packaged meats and cheese businesses, the seafood business, and the Cook’s Ham business.

[2]

2004 amounts reflect the adoption of FIN 46R, Consolidation of Variable Interest Entities, which resulted in increasing long-term debt by $419 million, increasing other noncurrent liabilities by $25 million, increasing property, plant and equipment by $221 million, increasing other assets by $46 million, and decreasing preferred securities of subsidiary company by $175 million.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis is intended to provide a summary of significant factors relevant to the Company’s financial performance and condition. The discussion should be read together with the Company’s financial statements and related notes in Item 8, Financial Statements and Supplementary Data. Results for the fiscal year ended May 27, 2007 are not necessarily indicative of results that may be attained in the future.

Executive Overview

ConAgra Foods, Inc. (NYSE: CAG) is one of North America’s leading packaged food companies, serving grocery retailers, as well as restaurants and other foodservice establishments. Popular ConAgra Foods consumer brands include: Banquet®, Chef Boyardee®, Egg Beaters®, Healthy Choice®, Hebrew National®, Hunt’s®, Marie Callender’s®, Orville Redenbacher’s®, Reddi-wip®, PAM®, and many others.

Fiscal 2007 diluted earnings per share were $1.51, including $1.35 per diluted share of income from continuing operations and income of $0.16 per diluted share from discontinued operations. Fiscal 2006 diluted earnings per share were $1.03, including income from continuing operations of $1.13 per diluted share, and loss from discontinued operations of $0.10 per diluted share. Several items affect the comparability of results of continuing operations, as discussed in “Other Significant Items of Note–Items Impacting Comparability,” below.

Operating Initiatives

ConAgra Foods is implementing operational improvement initiatives that are intended to generate profitable sales growth, improve profit margins, and expand returns on capital over time.

Recent developments in the Company’s strategies and action plans include:

•

Increased and more focused marketing and innovation investments: The Company is continuing its new strategy for allocating its marketing resources. Investment is concentrated behind the brands with the most significant opportunities and more appropriate go-to-market strategies for all brands are being implemented. The Company’s innovation investments in fiscal 2007 resulted in the development of a variety of new products. Healthy Choice® Café Steamers, Healthy Choice® Paninis, new flavors of Healthy Choice® Soups, Hunt’s® Fire Roasted Diced Tomatoes, Orville Redenbacher’s® Smart Pop! Low Sodium, Orville Redenbacher’s® Naturals, Swiss Miss® Pudding Mousse Delights, Chef Boyardee® Mac & Cheese, PAM® Professional, and Fleischmann’s® and Parkay® Soft Spreads have been introduced or are expected to be introduced to the market in early fiscal 2008. These new products, along with additional new products planned for the balance of fiscal 2008 and beyond, are expected to support future sales growth and market expansion. The Company expects to increase marketing investment related to its innovation and sales growth initiatives (discussed below) in fiscal 2008.

•

Sales growth initiatives: The Company is continuing to implement sales improvement initiatives focused on penetrating the fastest growing channels, better return on customer trade arrangements, and optimal shelf placement for the Company’s most profitable products. These, along with the marketing initiatives, are intended to generate profitable sales growth.

•

Reducing costs throughout the supply chain and the general and administrative functions: For more than a year, the Company has been implementing the fiscal 2006-2008 restructuring plan. The Company has implemented several initiatives to streamline its supply chain through procurement initiatives, manufacturing process improvements, plant rationalization, and changes to its distribution network. The Company has also reduced its salaried workforce by several hundred employees over the past two years and implemented other initiatives that are designed to reduce selling, general and administrative expenses.

•

Portfolio changes: The Company has divested non-core operations that have limited the Company’s ability to achieve its efficiency targets. During fiscal 2006, the Company identified several operations as non-core, including Cook’s Ham, seafood, packaged meats, packaged cheese, oat milling, and refrigerated pizza. During fiscal 2006, the Company completed the divestitures of its Cook’s Ham and seafood operations. During the first half of fiscal 2007, the Company completed the divestitures of its packaged meats business, packaged cheese business, oat milling business, and the refrigerated pizza business. Divesting these operations have helped simplify the Company’s operations and are expected to enhance efficiency initiatives going forward.

Discontinued Operations. The results of operations for Cook’s Ham, seafood, packaged meats, packaged cheese, as well as for UAP North America, UAP International, the Spanish feed business, Portuguese poultry business, and specialty meats foodservice business, are reflected in discontinued operations for all periods presented. Beginning September 24, 2004, the results of operations of the divested cattle feeding business are presented in discontinued operations.

Capital Allocation

During fiscal 2006 and 2007, the Company used cash generated from investing activities (such as non-core asset dispositions and proceeds generated from the sales of Pilgrim’s Pride Corporation common stock and the Swift Note) to fund the following capital deployment actions:

•	the repayment of $946 million of debt,

•	the repurchase of approximately $812 million (approximately 32.9 million shares) of common stock (with approximately $88 million of share repurchases remaining authorized at May 27, 2007),

•	the payment of $367 million and $565 million of dividends in fiscal 2007 and fiscal 2006, respectively,

•	the contribution of approximately $208 million to pension plans, and

•

the payment of approximately $90 million of debt premium to effect the exchange of approximately $200 million principal amount of 9.75% subordinated notes due 2021 and approximately $300 million principal amount of 6.75% senior notes due 2011 for approximately $500 million principal amount of 5.82% senior notes due 2017.

The Company continues to assess its allocation of capital and periodically reviews the appropriateness and timing of share repurchases and the continuation of the share repurchase program.

Other Significant Items of Note—Items Impacting Comparability

As the Company continues operating improvement initiatives, it incurs costs related to changes that are intended to make a more efficient cost structure, for example: reducing headcount and closing facilities. The Company also incurs costs to dispose of businesses, write-down assets, retire debt, and resolve legal disputes, and in connection with other items that impact the comparability of operating results.

The Company has incurred cumulative pretax restructuring costs of $233 million, $103 million of which were incurred in fiscal 2007 and $130 million of which were incurred in fiscal 2006. The Company estimates total pretax restructuring charges of $257 million through fiscal 2008. As a result of these restructuring plans, the Company achieved cost savings of approximately $85 to $90 million in fiscal 2007 and expects significant cost savings and cost avoidance in future years.

On February 14, 2007, the Company initiated a voluntary recall of all varieties of peanut butter manufactured at its Sylvester, Georgia plant. The costs of the recall negatively impacted net sales, gross margin, and operating profit in the Consumer Foods and International Foods segments for the third and fourth quarters of fiscal 2007, as discussed below.

Items of note impacting comparability for fiscal 2007 include:

Reported within Continuing Operations

•	charges totaling $103 million, $64 million after tax, for restructuring related to programs designed to reduce the Company’s ongoing operating costs,

•	charges totaling $66 million, $41 million after tax, related to the peanut butter recall,

•	charges of $21 million, $14 million after tax, related to additional compensation expense from expensing stock options, due to the Company’s adoption of SFAS No. 123R,

•	gains of approximately $21 million, $13 million after tax, related to the divestiture of an oat milling business and other non-core assets,

•	a gain of approximately $8 million, $5 million after tax, resulting from a legal settlement related to a fire at a production facility in fiscal 2005,

•	a gain of approximately $5 million, $3 million after tax, resulting from a legal settlement,

•	a benefit of approximately $7 million, $5 million after tax, resulting from a favorable resolution of franchise tax matters,

•	net tax charges of approximately $6 million related to unfavorable settlements and changes in estimates, and

•

a gain of approximately $4 million resulting from the sale of an equity investment in a malt venture, and related income tax benefits of approximately $4 million, resulting in an after tax gain of approximately $8 million.

Reported within Discontinued Operations

•	charges of approximately $21 million, $12 million after tax, related to an additional impairment charge based on final negotiations related to the sale of the packaged meats operations,

•	gains of approximately $64 million, $37 million after tax, from the divestiture of the packaged cheese business and a dietary supplement business, and

•	benefits of $17 million, $11 million after tax, related to a postretirement curtailment gain and a legal settlement associated with the divestiture of the packaged meats operations.

Items of note impacting comparability for fiscal 2006 include:

Reported within Continuing Operations

•	a gain of approximately $329 million, $209 million after tax, from the sale of 15.4 million shares of Pilgrim’s Pride Corporation common stock in August 2005,

•	charges totaling $130 million, $81 million after tax, for restructuring charges related to programs designed to reduce the Company’s ongoing operating costs,

•

impairment charges totaling $83 million, $51 million after tax, related to a note receivable from Swift Foods, Inc. received in connection with the Company’s fiscal 2003 divestiture of its fresh beef and pork business,

•	impairment charges totaling $76 million, $73 million after tax, related to two equity method investments,

•	charges totaling $30 million, $19 million after tax, related to the early retirement of debt,

•	a charge of $19 million, $12 million after tax, related to accelerated recognition of benefits in connection with the departure of key executives,

•	a charge of $17 million, $11 million after tax, reflecting the adjustment of a litigation reserve,

•	a charge of $6 million, $4 million after tax, related to a plant closure in the Company’s International Foods segment, and

•

a favorable effective tax rate of 34%, versus the Company’s expected effective tax rate in fiscal 2006 of 36%, principally resulting from the implementation of state tax planning strategies and changes in estimates of state tax rates, and foreign and other tax credits, partially offset by the absence of income tax benefits for the impairments of equity method investments (noted above).

Reported within Discontinued Operations

•	charges of approximately $241 million, $209 million after tax, primarily related to a goodwill impairment charge, and

•	gains of approximately $116 million, $37 million after tax, from the divestiture of businesses.

Opportunities and Challenges

The Company believes that its operating initiatives will favorably impact future sales, profits, profit margins, and returns on capital. Because of the scope of change underway, there is risk that these broad change initiatives will not be successfully implemented. Competitive pressures, input costs, and the ability to execute the operational changes, among other factors, will affect the timing and impact of these initiatives.

The Company has faced increased costs for many of its significant raw materials, packaging, and energy inputs. Inflationary pressures negatively impacted fiscal 2006 results, but had less of an impact in fiscal 2005. The Company’s productivity and pricing initiatives in fiscal 2007 effectively mitigated the impact of inflation. However, the Company expects inflation in fiscal 2008 to exceed recent levels. When appropriate, the Company uses long-term purchase contracts, futures, and options to reduce the volatility of certain raw materials costs.

Changing consumer preferences may impact sales of certain of the Company’s products. The Company offers a variety of food products which appeal to a range of consumer preferences and utilizes innovation and marketing programs to develop products that fit with changing consumer trends. As part of these programs, the Company introduces new products and product extensions.

Consolidation of many of the Company’s customers continues to result in increased buying power, negotiating strength, and complex service requirements for those customers. This trend, which is expected to continue, may negatively impact gross margins, particularly in the Consumer Foods segment. In order to effectively respond to this customer consolidation, the Company is continually evaluating its go-to-market strategies and its customer service costs. The Company is implementing improved trade promotion programs to drive improved return on investment, and is pursuing shelf placement and customer service improvement initiatives.

SEGMENT REVIEW

The Company reports its operations in four reporting segments: Consumer Foods, Food and Ingredients, Trading and Merchandising, and International Foods.

Consumer Foods

The Consumer Foods reporting segment includes branded, private label, and customized food products which are sold in various retail and foodservice channels. The products include a variety of categories (meals, entrees, condiments, sides, snacks, and desserts) across frozen, refrigerated, and shelf-stable temperature classes.

Food and Ingredients

The Food and Ingredients reporting segment includes commercially branded foods and ingredients, which are sold principally to foodservice, food manufacturing, and industrial customers. The segment’s primary products include specialty potato products, milled grain ingredients, dehydrated vegetables and seasonings, blends, and flavors.

Trading and Merchandising

The Trading and Merchandising reporting segment includes the sourcing, merchandising, trading, marketing, and distribution of agricultural and energy commodities.

International Foods

The International Foods reporting segment includes branded food products which are sold in retail channels principally in North America, Europe, and Asia. The products include a variety of categories (meals, entrees, condiments, sides, snacks, and desserts) across frozen, refrigerated, and shelf-stable temperature classes.

2007 vs. 2006

Net Sales

($ in millions)

Reporting Segment	Fiscal 2007 Net Sales	Fiscal 2006 Net Sales	% Increase/ (Decrease)
Consumer Foods	$6,485	$6,504	—%
Food and Ingredients	3,482	3,189	9%
Trading and Merchandising	1,455	1,186	23%
International Foods	606	603	—%

Total	$12,028	$11,482	5%

Overall, Company net sales increased $546 million to $12.0 billion in fiscal 2007, primarily reflecting favorable results in the Food and Ingredients and Trading and Merchandising segments. Increased net sales at the Food and Ingredients segment were primarily the result of price and volume increases. Increased net sales in the Trading and Merchandising segment were primarily driven by successfully capitalizing on conditions in the fertilizer and crude oil markets. The Consumer Foods and International Foods segments were relatively flat compared to prior year.

The peanut butter recall had a negative impact on the Company’s fiscal year net sales for the Consumer Foods and International Foods reporting segments. The recall is expected to continue to have a negative impact on the Company’s sales for the first half of fiscal 2008. Sales of peanut butter in fiscal 2007 were $92 million, as compared to $147 million in fiscal 2006.

Consumer Foods net sales decreased $19 million for the year to $6.5 billion. Sales volume declined by 1% in fiscal 2007. Results reflect the effect of price increases and sales growth in certain of the Company’s priority investment brands, offset by the impact of the peanut butter recall, declines in sales of low-margin foodservice and private label items, the divestiture of a refrigerated pizza business during the first half of fiscal 2007, and continued SKU rationalization efforts. Net sales of the Company’s priority investment brands, which represented approximately 75% of total segment sales during fiscal 2007, increased 1% as a group. Sales growth for some of the Company’s most significant brands, including Chef Boyardee®, Egg Beaters®, Hebrew National®, Hunt’s®, Kid Cuisine®, Orville Redenbacher’s®, PAM®, Slim Jim®, Snack Pack®, Reddi-Wip®, Manwich®, Swiss Miss®, and David’s®, was largely offset by sales declines for the year for Banquet®, Healthy Choice®, Act II®, LaChoy®, Pemmican®, The Max®, and Peter Pan®. Peanut butter net sales declined by $55 million from the prior year due to the peanut butter recall.

Food and Ingredients net sales increased $293 million to $3.5 billion, primarily reflecting price and volume increases for potato and dehydrated vegetable operations, as well as price increases in the wheat milling operations resulting from higher year over year grain prices.

Trading and Merchandising net sales increased $269 million to $1.5 billion. Increased net sales reflect more profitable trading and merchandising of agricultural products, primarily in corn and fertilizer, principally due to increased worldwide demand. Increased net sales also reflect more profitable margins from trading of crude oil. These increases were partially offset by lower margins from trading of natural gas and lower grain and edible bean merchandising volume resulting from the divestment or closure of various locations.

International Foods net sales increased $3 million to $606 million. The strengthening of foreign currencies relative to the U.S. dollar accounted for a $6 million increase. Growth of the priority investment brands, primarily in Canada and Mexico, was offset by sales declines related to the discontinuance of a number of low margin products and the effect of the peanut butter recall.

Gross Profit

(Net Sales less Cost of Goods Sold)

($ in millions)

Reporting Segment	Fiscal 2007 Gross Profit	Fiscal 2006 Gross Profit	% Increase
Consumer Foods	$1,920	$1,842	4%
Food and Ingredients	599	538	11%
Trading and Merchandising	441	278	59%
International Foods	179	165	8%

Total	$3,139	$2,823	11%

The Company’s gross profit for fiscal 2007 was $3.1 billion, an increase of $316 million, or 11%, from the prior year. Costs of implementing the Company’s restructuring plans reduced gross profit by $46 million and $20 million in fiscal 2007 and fiscal 2006, respectively. The increase in gross profit was largely driven by results in the Trading and Merchandising segment, reflecting higher margins in energy trading, as well as profitable trading and merchandising of fertilizer. Fiscal 2007 results include the impact of approximately $30 million due to the peanut butter recall, reflected as a reduction of net sales of $19 million, and an increase of $11 million in cost of goods sold.

Consumer Foods gross profit for fiscal 2007 was $1.9 billion, an increase of $78 million from fiscal 2006. Costs of implementing the Company’s restructuring plans reduced gross profit by $45 million and $20 million for fiscal 2007 and fiscal 2006, respectively. Also included in fiscal 2007 gross profit is the impact of approximately $29 million due to the peanut butter recall. The increase in gross profit for fiscal 2007 was largely driven by supply chain cost improvements and improved product mix, partially offset by the effects of inflation, the peanut butter recall, and restructuring costs, as discussed above.

Food and Ingredients gross profit for fiscal 2007 was $599 million, an increase of $61 million over the prior year. Costs of implementing the Company’s restructuring plans reduced gross profit for fiscal 2007 by $1 million. The increase in gross profit was primarily driven by the increase in net sales, discussed above, partially offset by the divestiture of an oat milling business in the first half of fiscal 2007.

Trading and Merchandising gross profit for fiscal 2007 was $441 million, an increase of $163 million over the prior year. Increased gross profit was the result of the net sales increase in the trading and merchandising of fertilizer and more profitable margins from trading of crude oil. The segment benefited from significant volatility in the energy markets as well as increasing prices for fertilizer due to increased worldwide demand. Management does not expect similar performance in fiscal 2008.

International Foods gross profit for fiscal 2007 was $179 million, an increase of $14 million over the prior fiscal year. The increase included $2 million resulting from favorable foreign currency exchange rates. The increase in gross profit also reflected the increases in net sales, as discussed above, favorable product mix and reductions in supply chain costs. Gross profit was reduced by approximately $1 million due to the peanut butter recall.

Gross Margin

Reporting Segment	Fiscal 2007 Gross Margin	Fiscal 2006 Gross Margin
Consumer Foods	30%	28%
Food and Ingredients	17%	17%
Trading and Merchandising	30%	23%
International Foods	30%	27%
Total Company (continuing operations)	26%	25%

The Company’s gross margin (gross profit as a percentage of net sales) for fiscal 2007 was up one percentage point compared to fiscal 2006, primarily reflecting the impact of productivity improvements in the Consumer Foods and Food and Ingredients segments and improved profitability in the Trading and Merchandising markets. The impact of these productivity improvements was somewhat offset by reduced margins due to the effects of inflation, the Company’s restructuring charges, and the peanut butter recall.

Selling, General and Administrative Expenses (includes General Corporate Expense) (“SG&A”)

SG&A expenses totaled $1.9 billion for fiscal 2007, a decrease of $28 million from the prior fiscal year.

Selling, general and administrative expenses for fiscal 2007 reflect:

•	increased advertising and promotion expense by $117 million,

•	increased management incentive expenses by $112 million,

•	charges of $57 million related to the execution of the Company’s restructuring plan,

•	$23 million of income, net of direct pass-through costs, for reimbursement of expenses related to transition services provided to the buyers of certain divested businesses,

•	charges related to the peanut butter recall of $36 million,

•	decreased selling and marketing expense by $36 million,

•	gains of $27 million related to the disposition of an oat milling business, certain international licensing rights for a small brand, and four corporate aircraft,

•	charges of $21 million related to expensing of stock options in accordance with SFAS No. 123R,

•	decreased professional fees by $25 million,

•	increased cash charitable donations by $16 million, partially offset by decreased product charitable donations by $8 million,

•	a benefit of $13 million for favorable legal settlements, and

•	a benefit of $7 million related to a favorable resolution of franchise tax matters.

Included in SG&A expenses for fiscal 2006 are the following items:

•	charges of $109 million related to the Company’s restructuring plan,

•	charges of $83 million on the Swift & Company note impairment,

•	charges of $30 million on the early retirement of debt,

•	a charge of $19 million for severance of key executives (including a charge of approximately $11 million related to incentive compensation plans),

•	a charge of $17 million for patent-related litigation expense, and

•	a charge of $6 million for the impairment of an international manufacturing facility.

Operating Profit

(Earnings before general corporate expense, interest expense, net, gain on the sale of Pilgrim’s Pride Corporation common stock, income taxes, and equity method investment earnings)

($ in millions)

Reporting Segment	Fiscal 2007 Operating Profit	Fiscal 2006 Operating Profit	% Increase
Consumer Foods	$848	$828	2%
Food and Ingredients	439	364	21%
Trading and Merchandising	317	189	68%
International Foods	63	62	2%

Consumer Foods operating profit increased $20 million for the fiscal year to $848 million. The increase for the fiscal year is reflective of the increased gross profit, discussed above, and was influenced by a number of factors, including:

•	restructuring costs included in selling, general and administrative expenses of $39 million and $64 million in fiscal 2007 and 2006, respectively,

•	costs of the peanut butter recall related to selling, general and administrative expenses of approximately $35 million,

•	increased advertising and promotion costs by approximately $93 million,

•	increased incentive costs by approximately $42 million,

•	lower selling and marketing expenses by $38 million, and

•	reimbursement income of approximately $23 million, net of direct pass-through costs, related to transition services provided to the buyers of certain divested businesses.

Food and Ingredients operating profit increased $75 million to $439 million in fiscal 2007. Operating profit improvement was principally driven by the improved gross margins, as discussed above. Other factors affecting the operating profit change over fiscal 2006 included: lower selling, general and administrative expenses related to the implementation of the Company’s restructuring plan by $6 million versus fiscal 2006; gains recorded in fiscal 2007 of $18 million related to the Company’s sale of an oat milling business and $8 million resulting from a legal settlement related to a fire; and increased incentive and selling expenses versus 2006.

Trading and Merchandising operating profit increased $128 million to $317 million in fiscal 2007, resulting from the increased gross profit, as discussed above, somewhat offset by higher incentive costs versus 2006.

International Foods operating profit increased $1 million to $63 million in fiscal 2007. Operating profit included the increase in gross profit, as discussed above, as well as a gain of approximately $4 million related to the sale of certain international licensing rights for a small brand. These gains were substantially offset by increased advertising and promotion, and selling and marketing expenses, principally due to the expansion of global markets. Fiscal 2006 operating profit was reduced by $6 million in connection with the closure of a production facility in Canada.

Interest Expense, Net

In fiscal 2007, net interest expense was $226 million, a decrease of $46 million, or 17%, over the prior fiscal year. Decreased interest expense reflects the Company’s retirement of nearly $900 million of debt during fiscal 2006, as well as the Company’s retirement of nearly $47 million of debt during fiscal 2007. These factors were partially offset by a reduced benefit from the interest rate swap agreements terminated in fiscal 2004. The benefit associated with the termination of the interest rate swap agreements continues to be recognized over the term of the debt instruments originally hedged. As a result, the Company’s net interest expense was reduced by $4 million during fiscal 2007 and $12 million during fiscal 2006. Management expects net interest expense to be higher in fiscal 2008 due to lower interest income from cash and cash equivalents.

During the third quarter of fiscal 2007, the Company completed an exchange of approximately $200 million principal amount of its 9.75% subordinated notes due 2021 and $300 million principal amount of its 6.75% senior notes due 2011 for approximately $500 million principal amount of 5.82% senior notes due 2017 and cash of approximately $90 million. The Company is amortizing the $90 million cash payment over the life of the new notes within net interest expense.

Gain on Sale of Pilgrim’s Pride Corporation Common Stock

During fiscal 2006, the Company sold its remaining 15.4 million shares of Pilgrim’s Pride Corporation common stock for $482 million, resulting in a pre-tax gain of $329 million.

Equity Method Investment Earnings (Loss)

During fiscal 2005, the Company determined that the carrying values of its investments in two unrelated equity method investments, a bio-fuels venture and a malt venture, were other-than-temporarily impaired and therefore recognized pre-tax impairment charges totaling $71 million ($66 million after tax).

During fiscal 2006, the Company recognized additional impairment charges totaling $76 million ($73 million after tax) of its investments in the malt venture and an unrelated investment in a foreign prepared foods business, due to further declines in the estimated proceeds from the disposition of these investments. The investment in the foreign prepared foods business was disposed of in fiscal 2006. The extent of the impairments was determined based upon the Company’s assessment of the recoverability of its investments based primarily upon the expected proceeds of planned dispositions of the investments.

During fiscal 2007, the Company completed the disposition of the equity method investment in the malt venture for proceeds of approximately $24 million, including notes and other receivables totaling approximately $7 million. This transaction resulted in a pre-tax gain of approximately $4 million, with a related tax benefit of approximately $4 million.

The Company’s share of earnings from the Company’s remaining equity method investments, which include potato processing and grain merchandising businesses, increased by approximately $14 million from the comparable amount in fiscal 2006, driven by improved yields in the potato processing business.

Results of Discontinued Operations

Income from discontinued operations was $81 million, net of tax, in fiscal 2007. Included in these amounts are:

•	impairment charges of $21 million in fiscal 2007, based on the final negotiations related to the sale of the packaged meats operations during the second quarter of fiscal 2007,

•

pre-tax earnings of $93 million from operations of discontinued businesses, including a pre-tax curtailment gain of $9 million related to postretirement benefits and an $8 million gain related to a legal settlement in connection with the packaged meats operations,

•	a gain of $64 million primarily from the disposition of the Company’s packaged cheese business and a dietary supplement business in fiscal 2007, and

•	income tax expense of $55 million in fiscal 2007.

In fiscal 2006, the Company recognized a loss from discontinued operations of $55 million, net of tax. Included in these amounts are:

•	impairment charges of $241 million to reduce the carrying value of assets held for sale from the Company’s discontinued packaged meats business to their estimated fair value less costs to sell,

•	a gain on the disposition of the Company’s Cook’s Ham business of $110 million,

•	pre-tax earnings of $180 million from operations of discontinued businesses in fiscal 2006, and

•	income tax expense of $110 million in fiscal 2006.

Income Taxes and Net Income

The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was 35% for fiscal 2007. In 2007, state income taxes included approximately $24 million of benefits related to the implementation of tax planning strategies and changes in estimates, principally related to state tax jurisdictions. This was offset by the tax impact of an Internal Revenue Service (“IRS”) audit settlement.

The effective tax rate was 34% in fiscal 2006. In 2006, state income taxes included approximately $26 million of benefits related to the implementation of tax planning strategies and changes in estimates, principally related to state tax jurisdictions. This was largely offset by the tax impact of impairments of equity method investments for which the Company does not expect to receive a significant tax benefit.

The Company expects its effective tax rate in fiscal 2008, exclusive of any unusual transactions or tax events, to be approximately 35%.

Net income was $765 million, or $1.51 per diluted share, in fiscal 2007, compared to $534 million, or $1.03 per diluted share, in fiscal 2006.

Certain Legal Matters

On June 22, 2001, the Company filed an amended annual report on Form 10-K for the fiscal year ended May 28, 2000. The filing included restated financial information for fiscal years 1997, 1998, 1999, and 2000. The restatement, due to accounting and conduct matters at United Agri Products, Inc. (“UAP”), a former subsidiary, was based upon an investigation undertaken by the Company and the Audit Committee of its Board of Directors. The restatement was principally related to revenue recognition for deferred delivery sales and vendor rebates, advance vendor rebates, and bad debt reserves. The SEC issued a formal order of nonpublic investigation dated September 28, 2001. The Company cooperated with the SEC investigation, which related to the UAP matters described above, as well as other aspects of the Company’s financial statements, including the level and application of certain of the Company’s reserves.

On April 29, 2005, the Company filed an amended annual report on Form 10-K for the fiscal year ended May 30, 2004 and amended quarterly reports on Form 10-Q for the quarters ended August 29, 2004 and November 28, 2004 (the “April 2005 restatement”). The filings included restated financial information for fiscal years 2002, 2003, 2004, and the first two quarters of fiscal 2005. The restatement related to tax matters. The Company provided information to the SEC Staff relating to the facts and circumstances surrounding the restatement.

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

The Company reached an agreement with the SEC Staff concerning matters associated with these amended filings. That proposed settlement was approved by the Securities and Exchange Commission on July 17, 2007. On July 24, 2007, the SEC filed its Complaint against the Company in the United States District Court for the District of Colorado, followed by an executed Consent, which without the Company admitting or denying the allegations of the Complaint, reflects the terms of the settlement, including payment by the Company of a civil penalty of $45 million and the Company’s agreement to be permanently enjoined from violating certain provisions of the federal securities laws. Additionally, the Company made approximately $2 million in indemnity payments on behalf of former employees concluding separate settlements with the SEC. The Company recorded charges of $25 million in fiscal 2004, $21.5 million in the third quarter of fiscal 2005, and $1.2 million in the first quarter of fiscal 2007 in connection with the expected settlement of these matters.

Three purported class actions were filed in United States District Court for Nebraska, Rantala v. ConAgra Foods, Inc., et. al., Case No. 805CV349, and Bright v. ConAgra Foods, Inc., et. al., Case No. 805CV348 on July 18, 2005, and Boyd v. ConAgra Foods, Inc., et. al., Case No. 805CV386 on August 8, 2005. The lawsuits are against the Company, its directors and its employee benefits committee on behalf of participants in the Company’s employee retirement income savings plans. The lawsuits allege violations of the Employee Retirement Income Security Act (ERISA) in connection with the events resulting in the Company’s April 2005 restatement of its financial statements and related matters. The Company has reached a settlement with the plaintiffs in these actions subject to court approval. The settlement includes a $4 million payment, most of which will be paid by an insurer. The Company has also agreed to make certain prospective changes to its benefit plans as part of the settlement.

2006 vs. 2005

Net Sales

($ in millions)

Reporting Segment	Fiscal 2006 Net Sales	Fiscal 2005 Net Sales	% Increase/ (Decrease)
Consumer Foods	$6,504	$6,598	(1)%
Food and Ingredients	3,189	2,986	7%
Trading and Merchandising	1,186	1,224	(3)%
International Foods	603	576	5%

Total	$11,482	$11,384	1%

Overall, Company net sales increased $98 million to $11.5 billion in fiscal 2006, primarily reflecting favorable results in the Food and Ingredients and International Foods segments. Price increases driven by higher input costs for potatoes, wheat milling and dehydrated vegetables within the Food and Ingredients segment, coupled with the strength of foreign currencies within the International Foods segment enhanced net sales. These increases were partially offset by volume declines in the Consumer Foods segment, principally related to certain shelf stable brands and declines in the Trading and Merchandising segment related to decreased volumes and certain divestitures and closures.

Consumer Foods net sales decreased $94 million for the year to $6.5 billion. Sales volume declined by 1% in fiscal 2006, principally due to declines in certain shelf stable brands. Sales of the Company’s top thirty brands, which represented approximately 83% of total segment sales during fiscal 2006, were flat as a group, as sales of some of the Company’s most significant brands, including Chef Boyardee®, Marie Callender’s®, Orville Redenbacher’s®, Slim Jim®, Hebrew National®, Kid Cuisine®, Reddi-Wip®, VanCamp®, Libby’s®, LaChoy®, The Max®, Manwich®, David’s®, Ro*Tel®, Angela Mia®, and Mama Rosa® grew in fiscal 2006, but were largely offset by sales declines for the year for Hunt’s®, Wesson®, Act II®, Snack Pack®, Swiss Miss®, PAM®, Egg Beaters®, Blue Bonnet®, Parkay®, and Rosarita®.

Food and Ingredients net sales increased $203 million to $3.2 billion, primarily reflecting price increases driven by higher input costs for potato, wheat milling, and dehydrated vegetable operations. Net sales were also impacted, to a lesser degree, by a 4% increase in potato products volume compared to the prior year.

Trading and Merchandising net sales decreased $38 million to $1.2 billion. The decrease resulted principally from lower grain and edible bean merchandising volume resulting from the divestment or closure of various locations.

International Foods net sales increased $27 million to $603 million. The strengthening of foreign currencies relative to the U.S. dollar accounted for $24 million of the increase. Overall volume growth was modest as the 10% volume growth from the top six International brands (Orville Redenbacher’s®, Act II®, Snack Pack®, Chef Boyardee®, Hunt’s®, and PAM®), which account for 55% of total segment sales, was offset by sales declines related to the discontinuance of a number of low margin products.

Gross Profit

(Net Sales less Cost of Goods Sold)

($ in millions)

Reporting Segment	Fiscal 2006 Gross Profit	Fiscal 2005 Gross Profit	% Increase/ (Decrease)
Consumer Foods	$1,842	$1,890	(3)%
Food and Ingredients	538	512	5%
Trading and Merchandising	278	282	(1)%
International Foods	165	150	10%

Total	$2,823	$2,834	—%

The Company’s gross profit for fiscal 2006 was $2.8 billion, a decrease of $11 million from the prior year, as improvements in the Foods and Ingredients and International Foods segments were more than offset by declines in the Consumer Foods and Trading and Merchandising segments. Gross profit includes $20 million of costs associated with the Company’s restructuring plans in fiscal 2006, and $17 million of costs incurred to implement the Company’s operational efficiency initiatives in fiscal 2005.

Consumer Foods gross profit for fiscal 2006 was $1.8 billion, a decrease of $48 million from fiscal 2005, driven principally by a 2% decline in sales volumes. Fiscal 2006 gross profit includes $20 million of costs related to the Company’s restructuring plan, and fiscal 2005 gross profit includes $16 million of costs related to implementing the Company’s operational efficiency initiatives. Gross profit was negatively impacted by increased costs of fuel and energy, transportation and warehousing, steel, and other packaging materials in both fiscal 2006 and 2005.

Food and Ingredients gross profit for fiscal 2006 was $538 million, an increase of $26 million over the prior year. The gross profit improvement was driven almost entirely by the vegetable processing and dehydration businesses (including potatoes, garlic, onions, and chili peppers) as a result of higher volume (both domestic and export), increased value-added sales mix and pricing improvements partially offset by higher raw product and conversion costs.

Trading and Merchandising gross profit for fiscal 2006 was $278 million, a decrease of $4 million over the prior year. Gross profit declined $22 million in the trading businesses driven almost entirely by a difficult fertilizer market. Gross profit for the agricultural businesses increased $18 million driven by stronger trading gains in livestock and stronger margins in merchandising grain and animal by-products.

International Foods gross profit for fiscal 2006 was $165 million, an increase of $15 million over the prior fiscal year. The increase was driven by the impact of stronger foreign currencies and improvements in pricing, product mix management and cost reduction initiatives.

Gross Margin

Reporting Segment	Fiscal 2006 Gross Margin	Fiscal 2005 Gross Margin
Consumer Foods	28%	29%
Food and Ingredients	17%	17%
Trading and Merchandising	23%	23%
International Foods	27%	26%
Total Company	25%	25%

The Company’s gross margin (gross profit as a percentage of net sales) for fiscal 2006 was flat compared to fiscal 2005, which reflects the costs incurred to implement the Company’s restructuring plan, coupled with lower volumes and fewer opportunities in the energy markets. These effects were offset by a favorable commodity trading environment within the Trading and Merchandising agricultural markets as well as improvements due to pricing and favorable foreign currency impacts within the International Foods segment.

Selling, General and Administrative Expenses (includes General Corporate Expense) (“SG&A”)

SG&A expenses totaled $1.9 billion for fiscal 2006, an increase of $218 million over the prior fiscal year. Included in SG&A expenses for fiscal 2006 are the following items:

•	charges of $109 million related to the Company’s restructuring plan,

•	charges of $83 million on the Swift & Company note impairment,

•	charges of $30 million on the early retirement of debt,

•	a charge of $19 million for severance of key executives,

•	a charge of $17 million for patent-related litigation expense, and

•	a charge of $6 million for the impairment of an international manufacturing facility.

Included in SG&A expenses for fiscal 2005 are the following items:

•	a charge of $15 million for an impairment of a facility in the Food and Ingredients segment,

•	a charge of $22 million on the early redemption of $600 million of 7.5% senior debt,

•	a charge of $21 million in connection with matters related to an ongoing SEC investigation,

•	a $10 million charge to reflect an impairment of a brand within the Consumer Foods segment,

•	a benefit of $17 million for legal settlements in the Consumer Foods segment,

•	a fire loss at a Food and Ingredients plant of $10 million, and

•	a charge of $43 million for severance expense in connection with the Company’s salaried headcount reduction actions.

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

($ in millions)

Reporting Segment	Fiscal 2006 Operating Profit	Fiscal 2005 Operating Profit	% Increase/ (Decrease)
Consumer Foods	$828	$934	(11)%
Food and Ingredients	364	310	17%
Trading and Merchandising	189	212	(11)%
International Foods	62	62	—%

Consumer Foods operating profit decreased $106 million for the fiscal year to $828 million. The decline resulted principally from lower gross profit, as discussed above, as well as $64 million of fiscal 2006 restructuring costs related to reducing SG&A. Costs of implementing the Company’s operational efficiency initiatives related to SG&A reduced operating profit by $4 million in fiscal 2005. In addition, the segment recognized $28 million of severance expense during fiscal 2005 and recognized a benefit of $6 million during fiscal 2006 due to reductions of estimated severance liabilities. Fiscal 2006 also reflects additional costs associated with the Company’s information technology initiatives, partially offset by lower SG&A costs due to efficiency initiatives previously implemented.

Food and Ingredients operating profit increased $54 million to $364 million in fiscal 2006. Results for fiscal 2006 include $6 million of charges related to an asset impairment, facility exit costs and additional headcount reduction initiatives within the Company’s restructuring plan. Exclusive of these items, operating profit improvement was principally driven by the improved gross margins as discussed above. Fiscal 2005 results included a charge of $15 million for a facility closure, a $10 million charge related to a fire at a Canadian production facility and a $4 million charge related to operational efficiency and salaried headcount reduction initiatives.

Trading and Merchandising operating profit decreased $23 million to $189 million in fiscal 2006, resulting from lower gross profit. Fertilizer merchandising profits declined due to difficult market conditions in fiscal 2006, offset in part by better results in merchandising of animal and grain by-products.

International Foods operating profit was flat between fiscal 2006 and fiscal 2005, as the increase in gross profit was offset by costs associated with the closure of a production facility and additional advertising and promotion to drive growth within major global brands.

Interest Expense, Net

In fiscal 2006, net interest expense was $272 million, a decrease of $42 million, or 13%, over the prior fiscal year. Decreased interest expense reflects the Company’s retirement of nearly $900 million of debt during fiscal 2006. Fiscal 2006 also benefited from the redemption of preferred securities of a subsidiary company in the third quarter of 2005, resulting in decreased interest expense of $8 million. These factors were partially offset by a reduced benefit from the interest rate swap agreements terminated in the second quarter of fiscal 2004. These interest rate swap agreements were put in place as a strategy to hedge interest costs associated with long-term debt and were closed out in fiscal 2004 in order to lock-in existing favorable interest rates. For financial statement purposes, the benefit associated with the termination of the interest rate swap agreements continues to be recognized over the term of the debt instruments originally hedged. As a result, the Company’s net interest expense was reduced by $12 million during fiscal 2006 and $41 million during fiscal 2005. In addition, during the second quarter of fiscal 2005, the Company recognized approximately $14 million of additional interest expense associated with a previously terminated interest rate swap.

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

Results of Discontinued Operations

Loss from discontinued operations was $55 million, net of tax, in fiscal 2006. In fiscal 2005, the Company recognized income from discontinued operations of $83 million, net of tax. Included in these amounts are:

•

impairment charges of $241 million recorded in fiscal 2006 to reduce the carrying value of assets held for sale from the Company’s discontinued packaged meats business to their estimated fair value less costs to sell,

•	a gain on the disposition of the Company’s Cook’s Ham business of $110 million in fiscal 2006,

•	pre-tax earnings of $180 million from operations of discontinued businesses in fiscal 2006,

•	income tax expense of $110 million in fiscal 2006,

•	impairment charges of $59 million recorded in fiscal 2005 to reduce the carrying values of assets held for sale to their estimated fair values less costs to sell,

•	net gains on the disposition of discontinued businesses of $26 million in fiscal 2005,

•	pre-tax earnings of $158 million from operations of the discontinued businesses in fiscal 2005, and

•	income tax expense of $42 million in fiscal 2005.

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

LIQUDITY AND CAPITAL RESOURCES

Sources of Liquidity and Capital

The Company's primary financing objective is to maintain a prudent capital structure while providing the flexibility to pursue its growth objectives. The Company currently uses short-term debt principally to finance ongoing operations, including its seasonal working capital (accounts receivable, prepaid expenses and other current assets, and inventories, less accounts payable and other accrued liabilities) needs and a combination of equity and long-term debt to finance both its base trade working capital needs and its noncurrent assets.

Commercial paper borrowings (usually less than 30 days maturity) are reflected in the Company’s consolidated balance sheets within notes payable.

At May 27, 2007, the Company had credit lines from banks that totaled approximately $2.2 billion. These lines are comprised of a $1.5 billion five-year revolving credit facility with a syndicate of financial institutions and short-term facilities approximating $693 million. The five-year facility contains provisions substantially identical to those in the $1.05 billion facility it replaced. The terms of the five-year facility provide that the Company may request that the commitments available under the facility be extended for additional one-year periods on an annual basis. Following such a request, during the second quarter of fiscal 2007 the commitments under this facility were extended to December 2011. Borrowings under the five-year facility bear interest at or below prime rate and may be prepaid without penalty. These rates are approximately .30 to .35 percentage points higher than the interest rates for commercial paper. The Company has not drawn upon the five-year facility. As of May 27, 2007, the Company had $0.2 million drawn under the short-term loan facilities. The long and short-term facilities require the Company to repay borrowings if the Company’s consolidated funded debt exceeds 65% of the consolidated capital base, as defined, or if fixed charges coverage, as defined, is less than 1.75 to 1.0, as such terms are defined in applicable agreements. As of the end of fiscal 2007, the Company was in compliance with these financial covenants.

The Company finances its short-term liquidity needs with bank borrowings, commercial paper borrowings and bankers’ acceptances. The average consolidated short-term borrowings outstanding under these facilities were $4 million and $14 million for fiscal years 2007 and 2006, respectively.

The Company's overall level of interest-bearing debt totaled $3.5 billion at the end of fiscal 2007, compared to $3.6 billion as of the end of fiscal 2006. In December 2006, the Company completed an exchange of approximately $200 million principal amount of its 9.75% subordinated notes due 2021 and $300 million principal amount of its 6.75% senior notes due 2011 for approximately $500 million principal amount of 5.82% senior notes due 2017 and cash of approximately $90 million, in order to improve the Company’s debt maturity profile. The Company is amortizing the $90 million cash payment (the unamortized portion of which is reflected as a reduction of senior long-term debt in the Company’s consolidated balance sheet at May 27, 2007) over the life of the new notes within interest expense.

During fiscal 2007, the Company redeemed $12 million of 8.8% unsecured debt due in May 2017. This early retirement of debt, which resulted in a pre-tax loss of $0.4 million recognized in the fourth quarter of fiscal 2007, is included in selling, general and administrative expenses.

In addition to this early retirement of debt, the Company made scheduled principal payments of debt and payments of lease financing obligations during fiscal 2007, reducing long-term debt by $35 million.

Included in current installments of long-term debt as of May 28, 2006 was $400 million of 7.125% senior debt due October 2026 due to the existence of a put option that was exercisable by the holders of the debt from August 1, 2006 to September 1, 2006. The holders did not exercise the put option, and therefore, the Company reclassified the $400 million balance to senior long-term debt in the second quarter of fiscal 2007 when the put option expired.

During fiscal 2006, the Company redeemed $500 million of 6% senior debt due in September 2006 and $250 million of 7.875% senior debt due in September 2010. In addition to these early retirements of debt, the Company made scheduled principal payments of debt and payments of lease financing obligations during fiscal 2006, reducing long-term debt by $149 million.

As of the end of both fiscal 2007 and 2006, the Company’s senior long-term debt ratings were all investment grade ratings. A significant downgrade in the Company’s credit ratings would not affect the Company’s ability to borrow amounts under the revolving credit facilities, although borrowing costs would increase. A downgrade to the Company’s short-term credit ratings would also impact the Company’s ability to borrow under its commercial paper program by causing increased borrowing costs and shorter durations and could result in possible access limitations.

The Company also has a shelf registration under which it could issue from time to time up to $4 billion in debt securities.

In March 2006, the Company completed the divestitures of its Cook’s Ham and its seafood businesses for cash proceeds of approximately $442 million. During fiscal 2007, the Company sold its refrigerated meats business, its cheese business, its refrigerated pizza business, an oat milling business, and a dietary supplement business for proceeds of approximately $717 million.

During fiscal 2007, the Company sold notes receivable from Swift Foods for approximately $117 million. The notes had been received in connection with the divestiture of a fresh beef and pork business in fiscal 2003.

At May 27, 2007, the Company’s existing Board authorized share repurchase program permitted management to repurchase up to approximately $88 million of the Company’s shares. The Company plans to repurchase shares periodically depending on market conditions.

Cash Flows

In fiscal 2007, the Company generated $404 million of cash, which was the net result of $943 million generated from operating activities, $523 million generated from investing activities and $1.1 billion used in financing activities.

Cash generated from operating activities of continuing operations totaled $884 million for fiscal 2007 as compared to $911 million generated in fiscal 2006. Improved income from continuing operations, excluding the effects of the sale of Pilgrim’s Pride Corporation common stock in fiscal 2006, was offset by a use of cash for working capital in fiscal 2007. The increased use of cash for working capital was largely due to increased derivative assets and margin account balances (each of which is classified in prepaid expenses and other current assets) and increased commodity inventory balances within the Trading and Merchandising segment. The Company also built inventory balances in the Consumer Foods segment in anticipation of production transition to co-packers and other Company-owned facilities as part of the previously announced plant rationalization program. In addition to the working capital changes, the Company made contributions to its pension plans of $172 million and $36 million during fiscal 2007 and fiscal 2006, respectively. Cash generated from operating activities of discontinued operations was approximately $59 million in fiscal 2007, as compared to $156 million in fiscal 2006. The decrease in operating cash flows from discontinued operations is largely due to the dispositions of the various businesses in fiscal 2007 for which cash flows were generated throughout fiscal 2006. Cash flow from operating activities is one of the Company's primary sources of liquidity.

Cash generated from investing activities totaled $523 million for fiscal 2007, versus cash generated from investing activities of $697 million in fiscal 2006. Investing activities of continuing operations in fiscal 2007 consisted primarily of proceeds of $117 million from the sale of notes receivable from Swift Foods, $82 million from the sale of property, plant and equipment, including the sale of four aircraft, and $74 million from the sale of an oat milling business, a refrigerated pizza business, and an equity method investment, offset by $425 million of capital expenditures. The cash flows from investing activities also includes approximately $94 million of expenditures related to the Company’s purchase of certain warehouse facilities from its lessors, offset by proceeds from immediate sale of these same warehouse facilities to unrelated third parties for $92 million. The Company generated $662 million of investing activities from discontinued operations in fiscal 2007, primarily from the dispositions of the refrigerated meats and cheese businesses. Investing activities for fiscal 2006 include proceeds from the sale of the 15.4 million shares of Pilgrim’s Pride Corporation common stock for $482 million and proceeds from the sale of the Company’s Cook’s Ham and seafood businesses for approximately $442 million, offset by capital expenditures of continuing operations of $263 million.

Cash used in financing activities totaled $1.1 billion in fiscal 2007, as compared to cash used in financing activities of $1.6 billion in fiscal 2006. During fiscal 2007, the Company repurchased $615 million of its common stock as part of its share repurchase program, paid dividends of $367 million, and made a cash payment of $94 million, including issuance costs, as part of the previously discussed debt exchange. The Company redeemed $12 million of 8.8% unsecured debt due in May 2017 and made scheduled principal payments of debt and payments of lease financing obligations during fiscal 2007, reducing long-term debt by $35 million. During fiscal 2006, the Company redeemed $500 million of 6% senior debt due in September 2006 and $250 million of 7.875% senior debt due in September 2010. In addition to these early retirements of debt, the Company made scheduled principal payments of debt and payments of lease financing obligations during fiscal 2006, reducing long-term debt by $149 million. The Company also paid dividends of $565 million and repurchased $197 million of its common stock as part of its share repurchase program.

The Company estimates its capital expenditures in fiscal 2008 will be approximately $450 million. Management believes that existing cash balances, cash flows from operations, divestiture proceeds, existing credit facilities, and access to capital markets will provide sufficient liquidity to meet its working capital needs, and for planned capital expenditures, share repurchases, and payment of anticipated quarterly dividends.

OFF-BALANCE SHEET ARRANGEMENTS

The Company uses off-balance sheet arrangements (e.g., operating leases) where the economics and sound business principles warrant their use. The Company periodically enters into guarantees and other similar arrangements as part of transactions in the ordinary course of business. These are described further in “Obligations and Commitments” below.

The Company consolidates the assets and liabilities of several entities from which it leases office buildings and corporate aircraft. These entities have been determined to be variable interest entities and the Company has been determined to be the primary beneficiary of these entities. Due to the consolidation of these entities, the Company reflects in its balance sheet: property, plant and equipment of $156 million and $183 million, other assets of $14 million and $12 million, long-term debt of $150 million (including current maturities of $6 million) and $192 million (including current maturities of $8 million), minority interest liabilities of $22 million and $6 million, and other accrued liabilities of $1 million and $0, as of May 27, 2007 and May 28, 2006, respectively. The liabilities recognized as a result of consolidating these entities do not represent additional claims on the general assets of the Company. The creditors of these entities have claims only on the assets of the specific variable interest entities.

OBLIGATIONS AND COMMITMENTS

As part of its ongoing operations, the Company enters into arrangements that obligate the Company to make future payments under contracts such as debt agreements, lease agreements, and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as “take-or-pay” contracts). The unconditional purchase obligation arrangements are entered into by the Company in its normal course of business in order to ensure adequate levels of sourced product are available to the Company. Capital lease and debt obligations, which totaled $3.6 billion at May 27, 2007, are currently recognized as liabilities in the Company’s consolidated balance sheet. Operating lease obligations and unconditional purchase obligations, which totaled $645 million at May 27, 2007, are not recognized as liabilities in the Company’s consolidated balance sheet, in accordance with generally accepted accounting principles.

A summary of the Company’s contractual obligations at the end of fiscal 2007 is as follows (including obligations of discontinued operations):

($ in millions)	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-Term Debt	$3,575.4	$18.2	$48.5	$1,226.9	$2,281.8
Lease Obligations	456.6	79.4	137.3	92.4	147.5
Purchase Obligations	188.4	57.5	69.0	59.0	2.9

Total	$4,220.4	$155.1	$254.8	$1,378.3	$2,432.2

The Company’s total obligations of approximately $4.2 billion reflect a decrease of approximately $237 million from the Company’s 2006 fiscal year-end. The decrease was due primarily to a reduction of lease obligations in connection with the sale of the packaged meats operations.

The Company is also contractually obligated to pay interest on its long-term debt obligations. The weighted average interest rate of the long-term debt obligations outstanding as of May 27, 2007 was approximately 7.2%.

As part of its ongoing operations, the Company also enters into arrangements that obligate the Company to make future cash payments only upon the occurrence of a future event (e.g., guarantee debt or lease payments of a third party should the third party be unable to perform). In accordance with generally accepted accounting principles, the following commercial commitments are not recognized as liabilities in the Company’s consolidated balance sheet. The Company’s commitments, including commitments associated with equity method investments, as of the end of fiscal 2007, are as follows (including commitments of discontinued operations):

($ in millions)	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Guarantees	$33.6	$6.8	$10.0	$5.5	$11.3
Other Commitments	1.1	1.1	—	—	—

Total	$34.7	$7.9	$10.0	$5.5	$11.3

The Company’s total commitments of approximately $35 million include approximately $28 million in guarantees and other commitments the Company has made on behalf of the Company’s divested fresh beef and pork business.

As part of the fresh beef and pork divestiture, the Company guaranteed the performance of the divested fresh beef and pork business with respect to a hog purchase contract. The hog purchase contract requires the divested fresh beef and pork business to purchase a minimum of approximately 1.2 million hogs annually through 2014. The contract stipulates minimum price commitments, based in part on market prices, and in certain circumstances also includes price adjustments based on certain inputs.

TRADING ACTIVITIES

The Company accounts for certain contracts (e.g., “physical” commodity purchase/sale contracts and derivative contracts) at fair value. The Company considers a portion of these contracts to be its “trading” activities; specifically, those contracts that do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related amendment, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (collectively “SFAS No. 133”). The following table represents the fair value and scheduled maturity dates of trading contracts outstanding as of May 27, 2007:

($ in millions)	Fair Value of Contracts as of May 27, 2007
	Gross Asset		Gross Liability		Net Asset		Total Fair Value
Source of Fair Value	Maturity less than 1 year	Maturity 1-3 years	Maturity less than 1 year	Maturity 1-3 years	Maturity less than 1 year	Maturity 1-3 years
Prices actively quoted	$671.5	$8.8	$(589.4)	$(2.4)	$82.1	$6.4	$88.5
Prices provided by other external sources	109.7	0.8	(115.4)	—	(5.7)	0.8	(4.9)
Prices based on other valuation models	—	—	—	—	—	—	—

Total fair value	$781.2	$9.6	$(704.8)	$(2.4)	$76.4	$7.2	$83.6

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

The Company’s Audit Committee has reviewed management’s development, selection, and disclosure of the critical accounting estimates.

Marketing Costs—The Company incurs certain costs to promote its products through marketing programs which include advertising, retailer incentives, and consumer incentives. The Company recognizes the cost of each of these types of marketing activities in accordance with generally accepted accounting principles. The judgment required in determining when marketing costs are incurred can be significant. For volume-based incentives provided to retailers, management must continually assess the likelihood of the retailer achieving the specified targets. Similarly, for consumer coupons, management must estimate the level at which coupons will be redeemed by consumers in the future. Estimates made by management in accounting for marketing costs are based primarily on the Company’s historical experience with marketing programs with consideration given to current circumstances and industry trends. As these factors change, management’s estimates could change and the Company could recognize different amounts of marketing costs over different periods of time.

Advertising and promotion expenses of continuing operations totaled $452 million, $335 million, and $318 million in fiscal 2007, 2006, and 2005, respectively.

Historically, the Company has entered into over 150,000 individual marketing programs each year resulting in annual costs in excess of $2 billion, which are reflected as a reduction of net sales. Changes in the assumptions used in estimating the cost of any of the individual marketing programs would not result in a material change in the Company’s results of operations or cash flows.

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

Environmental Liabilities—Environmental liabilities are accrued when it is probable that obligations have been incurred and the associated amounts can be reasonably estimated. Management works with independent third-party specialists in order to effectively assess the Company’s environmental liabilities. Management estimates the Company’s environmental liabilities based on evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of the Company, and other potentially responsible parties and its experience in remediating sites. Environmental liability estimates may be affected by changing governmental or other external determinations of what constitutes an environmental liability or an acceptable level of cleanup. Management’s estimate as to its potential liability is independent of any potential recovery of insurance proceeds or indemnification arrangements. Insurance companies and other indemnitors are notified of any potential claims and periodically updated as to the general status of known claims. The Company does not discount its environmental liabilities as the timing of the anticipated cash payments is not fixed or readily determinable. To the extent that there are changes in the evaluation factors identified above, management’s estimate of environmental liabilities may also change.

The Company has recognized a reserve of approximately $100 million for environmental liabilities as of May 27, 2007. Historically, the underlying assumptions utilized by the Company in estimating this reserve have been appropriate as actual payments have neither differed materially from the previously estimated reserve balances, nor have significant adjustments to this reserve balance been necessary. The reserve for each site is determined based on an assessment of the most likely required remedy and a related estimate of the costs required to effect such remedy.

Employment-Related Benefits—The Company incurs certain employment-related expenses associated with pensions, postretirement health care benefits, and workers’ compensation. In order to measure the expense associated with these employment-related benefits, management must make a variety of estimates including discount rates used to measure the present value of certain liabilities, assumed rates of return on assets set aside to fund these expenses, compensation increases, employee turnover rates, anticipated mortality rates, anticipated health care costs, and employee accidents incurred but not yet reported to the Company. The estimates used by management are based on the Company’s historical experience as well as current facts and circumstances. The Company uses third-party specialists to assist management in appropriately measuring the expense associated with these employment-related benefits. Different estimates used by management could result in the Company recognizing different amounts of expense over different periods of time.

The Company recognized pension expense of $83 million, $96 million, and $71 million in fiscal years 2007, 2006, and 2005, respectively, which reflected expected returns on plan assets of $134 million, $130 million, and $131 million, respectively. The Company contributed $172 million, $36 million, and $9 million to the Company’s pension plans in fiscal years 2007, 2006, and 2005, respectively. The Company anticipates contributing approximately $13 million to its pension plans in fiscal 2008.

One significant assumption for pension plan accounting is the discount rate. The Company selects a discount rate each year (as of its February 28 measurement date) for its plans based upon a hypothetical bond portfolio for which the cash flows from coupons and maturities match the year-by-year projected benefit cash flows for the Company’s pension plans. The hypothetical bond portfolio is comprised of high-quality fixed income debt instruments (usually Moody’s Aa) available at the measurement date. Based on this information, the discount rates selected by the Company for determination of pension expense for fiscal years 2007, 2006, and

2005 were 5.75%, 5.75%, and 6.0%, respectively. The Company selected a discount rate of 5.75% for determination of pension expense for fiscal 2008. A 25 basis point increase in the Company’s discount rate assumption as of the beginning of fiscal 2007 would decrease pension expense for the Company’s pension plans by $9.2 million for the year. A 25 basis point decrease in the Company’s discount rate assumption as of the beginning of fiscal 2007 would increase pension expense for the Company’s pension plans by $9.7 million for the year. A 25 basis point increase in the discount rate would decrease pension expense by approximately $3.7 million for fiscal 2008. A 25 basis point decrease in the discount rate would increase pension expense by approximately $9.6 million for fiscal 2008. For its year-end pension obligation determination, the Company selected a discount rate of 5.75% for fiscal year 2007 and 2006.

Another significant assumption used to account for the Company’s pension plans is the expected long-term rate of return on plan assets. In developing the assumed long-term rate of return on plan assets for determining pension expense, the Company considers long-term historical returns (arithmetic average) of the plan’s investments, the asset allocation among types of investments, estimated long-term returns by investment type from external sources, and the current economic environment. Based on this information, the Company selected 7.75% for the long-term rate of return on plan assets for determining its fiscal 2007 pension expense. A 25 basis point increase/decrease in the Company’s expected long-term rate of return assumption as of the beginning of fiscal 2007 would decrease/increase annual pension expense for the Company’s pension plans by approximately $4.4 million. The Company selected an expected rate of return on plan assets of 7.75% to be used to determine its pension expense for fiscal 2008.

When calculating expected return on plan assets for pension plans, the Company uses a market-related value of assets that spreads asset gains and losses (differences between actual return and expected return) over five years. The market-related value of assets used in the calculation of expected return on plan assets for fiscal 2007 was $189 million lower than the actual fair value of plan assets.

The rate of compensation increase is another significant assumption used in the development of accounting information for pension plans. The Company determines this assumption based on its long-term plans for compensation increases and current economic conditions. Based on this information, the Company selected 4.25% for fiscal years 2007 and 2006 as the rate of compensation increase for determining its year-end pension obligation. The Company selected 4.25%, 4.25%, and 4.5% for the rate of compensation increase for determination of pension expense for fiscal 2007, 2006, and 2005, respectively. A 25 basis point increase in the Company’s rate of compensation increase assumption as of the beginning of fiscal 2007 would increase pension expense for the Company’s pension plans by approximately $2 million for the year. A 25 basis point decrease in the Company’s rate of compensation increase assumption as of the beginning of fiscal 2007 would decrease pension expense for the Company’s pension plans by approximately $2 million for the year. The Company selected a rate of 4.25% for the rate of compensation increase to be used to determine its pension expense for fiscal 2008.

The Company also provides certain postretirement health care benefits. The Company recognized postretirement benefit expense of $10 million, $18 million, and $27 million in fiscal 2007, 2006, and 2005, respectively. The Company reflects liabilities of $392 million and $340 million in its balance sheets as of May 27, 2007 and May 28, 2006, respectively. The postretirement benefit expense and obligation are also dependent on the Company’s assumptions used for the actuarially determined amounts. These assumptions include discount rates (discussed above), health care cost trend rates, inflation rates, retirement rates, mortality rates and other factors. The health care cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. Assumed inflation rates are based on an evaluation of external market indicators. Retirement and mortality rates are based primarily on actual plan experience. The discount rate selected by the Company for determination of postretirement expense for fiscal years 2007, 2006, and 2005 was 5.5%, 5.5%, and 6.0%, respectively. The Company has selected a discount rate of 5.5% for determination of postretirement expense for fiscal 2008. A 25 basis point increase/decrease in the Company’s discount rate assumption as of the beginning of fiscal 2008 would decrease/increase postretirement expense for the Company’s plans by $1.2 million. The Company has assumed the initial year increase in cost of health care to be 9.5%, with the trend rate decreasing to 5.0% by 2013. A one percentage point change in the assumed health care cost trend rate would have the following effect:

($ in millions)	One Percent Increase	One Percent Decrease
Effect on total service and interest cost	$1.7	$(1.6)
Effect on postretirement benefit obligation	28.5	(25.0)

The Company provides workers’ compensation benefits to its employees. The measurement of the liability for the Company’s cost of providing these benefits is largely based upon actuarial analysis of costs. One significant assumption made by the Company is the discount rate used to calculate the present value of its obligation. The discount rate used at May 27, 2007 was 5.0%. A 25 basis point increase/decrease in the discount rate assumption would not have a material impact on workers’ compensation expense.

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantify misstatements based on their impact on each of the Company’s financial statements and related disclosures. The Company adopted SAB 108 effective as of May 27, 2007. The adoption of SAB 108 did not impact the Company’s financial statements.

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

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 required that the Company recognize the overfunded or underfunded status of its defined benefit and retiree medical plans (the “Plans”) as an asset or liability in the Company’s fiscal 2007 year-end consolidated balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur (see further discussion in note 17). SFAS No. 158 also requires the Company, no later than fiscal 2009, to measure the funded status of its Plans as of the Company’s year-end consolidated balance sheet date versus the current measurement date of February 28. Management is currently evaluating the timing and financial statement impact of adopting the measurement date provisions of SFAS No. 158 on the Company’s consolidated financial position and results of operations.

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

RELATED PARTY TRANSACTIONS

Sales to affiliates (equity method investees) of $6.2 million, $2.6 million, and $1.7 million for fiscal 2007, 2006, and 2005, respectively, are included in net sales. The Company received management fees from affiliates (equity method investees) of $14.8 million, $13.5 million, and $14.1 million in fiscal 2007, 2006, and 2005, respectively. Accounts receivable from affiliates totaled $2.5 million and $1.8 million at May 27, 2007 and May 28, 2006, respectively. Accounts payable to affiliates totaled $13.5 million and $12.2 million at May 27, 2007 and May 28, 2006, respectively.

During the first quarter of fiscal 2007, the Company sold an aircraft for proceeds of approximately $8.1 million to a company on whose board of directors one of the Company’s directors sits. The Company recognized a gain of approximately $3.0 million on the transaction.

The Company leases various buildings that are beneficially owned by Opus Corporation or entities related to Opus Corporation (the “Opus Entities”). The Opus Entities are affiliates or part of a large, national real estate development company. A member of the Company’s board of directors is a beneficial owner, officer and chairman of Opus Corporation and a director or officer of the related entities. The agreements relate to the leasing of land, buildings and equipment for the Company in Omaha, Nebraska. The Company occupies the buildings pursuant to long term leases with Opus Corporation and other investors, which leases contain various termination rights and purchase options. The Company made rental payments of $14.4 million, $15.8 million, and $19.8 million in fiscal 2007, 2006 and 2005, respectively, to the Opus Entities. The Company has also entered into construction contracts with the Opus Entities, which relate to the construction of improvements to various properties occupied by the Company. The Company made payments of $1.3 million, $1.6 million, and $52.9 million to the Opus Entities for construction services for fiscal 2007, 2006, and 2005, respectively. The Company purchases property management services from Opus Corporation. Payments made by the Company to Opus Corporation or its affiliates for these services totaled $1.5 million and $1.4 million for fiscal 2007 and 2006, respectively.

FORWARD-LOOKING STATEMENTS

This report, including Management’s Discussion & Analysis, contains forward-looking statements. These statements are based on management's current views and assumptions of future events and financial performance and are subject to uncertainty and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect the Company’s actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These factors include, among other things, future economic circumstances, industry conditions, Company performance and financial results, availability and prices of raw materials, product pricing, competitive environment and related market conditions, operating efficiencies, the ultimate impact of the peanut butter recall, access to capital, actions of governments and regulatory factors affecting the Company's businesses and other risks described in the Company’s reports filed with the Securities and Exchange Commission. The Company cautions readers not to place undue reliance on any forward-looking statements included in this report which speak only as of the date of this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks affecting the Company are exposures to price fluctuations of commodity and energy inputs, interest rates and foreign currencies. These fluctuations impact raw material costs of all reporting segments, as well as the Company’s trading activities.

Commodities—The Company purchases commodity inputs such as wheat, corn, oats, soybean meal, soybean oil, meat, dairy products, sugar, natural gas, electricity, and packaging materials to be used in its operations. These commodities are subject to price fluctuations that may create gross margin risk. The Company enters into commodity hedges to manage this price risk using physical forward contracts or derivative instruments. The Company has policies governing the hedging instruments its businesses may use. These policies include limiting the dollar risk exposure for each of its businesses. The Company also monitors the amount of associated counter-party credit risk for all non-exchange-traded transactions. In addition, the Company purchases and sells certain commodities, such as wheat, corn, soybeans, soybean meal, soybean oil, oats, natural gas, and crude oil in its Trading and Merchandising segment. The Company’s trading activities are limited in terms of maximum dollar exposure, as measured by a dollar-at-risk methodology and monitored to ensure compliance.

The following table presents one measure of market risk exposure using sensitivity analysis. Sensitivity analysis is the measurement of potential loss of fair value resulting from a hypothetical change of 10% in market prices. Actual changes in market prices may differ from hypothetical changes. In practice, as markets move, the Company actively manages its risk and adjusts hedging strategies as appropriate. Fair value was determined using quoted market prices and was based on the Company's net derivative position by commodity at each quarter-end during the fiscal year. The market risk exposure analysis excludes the underlying commodity positions that are being hedged. The values of commodities hedged have a high inverse correlation to price changes of the derivative commodity instrument.

Effect of 10% change in market prices (based upon positions at the end of each fiscal quarter):

(in millions)	2007	2006
Processing Activities
Grains
High	$7.2	$11.7
Low	1.8	—
Average	5.2	6.1
Meats
High	0.3	0.6
Low	—	0.3
Average	0.1	0.5
Energy
High	17.0	42.8
Low	2.4	1.5
Average	9.0	18.1

Trading Activities
Grains
High	75.0	45.4
Low	33.4	15.0
Average	56.1	28.1
Meats
High	8.9	6.0
Low	—	—
Average	4.9	3.8
Energy
High	20.2	16.5
Low	—	4.1
Average	9.5	8.0

Interest Rates—The Company may use interest rate swaps to manage the effect of interest rate changes on its existing debt as well as the anticipated issuance of debt. At the end of fiscal 2007 and 2006, the Company did not have any interest rate swap agreements outstanding, as all of the Company’s interest rate swap agreements were terminated in the second quarter of fiscal 2004.

As of May 27, 2007 and May 28, 2006, the fair value of the Company’s fixed rate debt was estimated at $3.8 billion, based on current market rates primarily provided by outside investment advisors. As of May 27, 2007 and May 28, 2006, a one percentage point increase in interest rates would decrease the fair value of the Company’s fixed rate debt by approximately $253 million and $257 million, respectively, while a one percentage point decrease in interest rates would increase the fair value of the Company’s fixed rate debt by approximately $288 million and $293 million, respectively.

Foreign Operations—In order to reduce exposures related to changes in foreign currency exchange rates, the Company may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of its processing and trading operations. This activity primarily relates to hedging against foreign currency risk in purchasing inventory, capital equipment, sales of finished goods, and future settlement of foreign denominated assets and liabilities.

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

Effect of 10% change in exchange rates (based upon positions at the end of each fiscal quarter):

(in millions)	2007	2006
Processing Businesses
High	$14.3	$18.0
Low	7.7	12.9
Average	11.0	16.7

Trading Businesses
High	—	0.6
Low	—	—
Average	—	0.2

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF EARNINGS

CONAGRA FOODS, INC. AND SUBSIDIARIES

Dollars in millions except per share amounts

	FOR THE FISCAL YEARS ENDED MAY
	2007	2006	2005
Net sales	$12,028.2	$11,482.0	$11,383.8
Costs and expenses:
Cost of goods sold	8,889.7	8,658.6	8,550.3
Selling, general and administrative expenses	1,907.8	1,935.9	1,717.9
Interest expense, net	225.6	272.0	314.0
Gain on sale of Pilgrim’s Pride Corporation common stock	—	329.4	185.7

Income from continuing operations before income taxes and equity method investment earnings (loss)	1,005.1	944.9	987.3
Income tax expense	365.7	306.0	403.7
Equity method investment earnings (loss)	44.4	(49.6)	(24.9)

Income from continuing operations	683.8	589.3	558.7

Income (loss) from discontinued operations, net of tax	80.8	(55.5)	82.8

Net income	$764.6	$533.8	$641.5

Earnings per share—basic
Income from continuing operations	$1.36	$1.14	$1.08
Income (loss) from discontinued operations	0.16	(0.11)	0.16

Net income	$1.52	$1.03	$1.24

Earnings per share—diluted
Income from continuing operations	$1.35	$1.13	$1.07
Income (loss) from discontinued operations	0.16	(0.10)	0.16

Net income	$1.51	$1.03	$1.23

The accompanying Notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

CONAGRA FOODS, INC. AND SUBSIDIARIES

Dollars in millions

	FOR THE FISCAL YEARS ENDED MAY
	2007	2006	2005
Net income	$764.6	$533.8	$641.5
Other comprehensive income (loss):
Net derivative adjustment, net of tax	(9.4)	6.6	(0.8)
Unrealized gain (loss) on available-for-sale securities, net of tax:
Unrealized net holding gains (losses) arising during the period	2.5	(13.8)	114.7
Reclassification adjustment for gains included in net income	(2.2)	(73.4)	(115.2)
Currency translation adjustment:
Unrealized translation gains arising during the period	11.0	15.1	26.6
Reclassification adjustment for losses included in net income	21.7	—	—
Minimum pension liability, net of tax	39.8	(0.3)	(1.2)

Comprehensive income	$828.0	$468.0	$665.6

The accompanying Notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

CONAGRA FOODS, INC. AND SUBSIDIARIES

Dollars in millions except share data

	May 27, 2007	May 28, 2006
ASSETS
Current assets
Cash and cash equivalents	$735.2	$331.6
Receivables, less allowance for doubtful accounts of $25.5 and $27.8	1,203.1	1,178.1
Inventories	2,348.5	2,130.6
Prepaid expenses and other current assets	719.2	889.0
Current assets held for sale	—	261.0

Total current assets	5,006.0	4,790.3

Property, plant and equipment
Land and land improvements	143.5	140.6
Buildings, machinery and equipment	3,807.9	3,735.9
Furniture, fixtures, office equipment and other	846.8	809.2
Construction in progress	281.4	143.8

	5,079.6	4,829.5
Less accumulated depreciation	(2,758.4)	(2,561.1)

Property, plant and equipment, net	2,321.2	2,268.4

Goodwill	3,446.9	3,445.6
Brands, trademarks and other intangibles, net	776.0	799.5
Other assets	285.4	233.5
Noncurrent assets held for sale	—	433.1

	$11,835.5	$11,970.4

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable	$21.3	$10.0
Current installments of long-term debt	18.2	421.1
Accounts payable	1,108.1	867.6
Accrued payroll	336.1	310.8
Other accrued liabilities	1,197.2	1,350.7
Current liabilities held for sale	—	4.6

Total current liabilities	2,680.9	2,964.8

Senior long-term debt, excluding current installments	3,220.0	2,754.8
Subordinated debt	200.0	400.0
Other noncurrent liabilities	1,151.7	1,197.6
Noncurrent liabilities held for sale	—	3.2

Total liabilities	7,252.6	7,320.4

Commitments and contingencies (Notes 14 and 15)
Common stockholders’ equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 566,410,152 and 566,214,311	2,832.2	2,831.1
Additional paid-in capital	816.8	764.0
Retained earnings	2,856.0	2,454.6
Accumulated other comprehensive loss	(5.9)	(21.8)
Less treasury stock, at cost, common shares 76,631,063 and 55,352,988	(1,916.2)	(1,375.7)

	4,582.9	4,652.2
Less unearned restricted stock	—	(2.2)

Total common stockholders’ equity	4,582.9	4,650.0

	$11,835.5	$11,970.4

The accompanying Notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY

CONAGRA FOODS, INC. AND SUBSIDIARIES

FOR THE FISCAL YEARS ENDED MAY

Dollars in millions except per share data

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	EEF Stock and Other	Total
Balance at May 30, 2004	565.8	$2,829.2	$755.7	$2,349.2	$19.9	$(1,123.8)	$(36.3)	$4,793.9

Stock option and incentive plans	0.1	0.5	20.3			95.9	17.2	133.9
Fair market valuation of EEF shares			(14.4)				14.4	—
Currency translation adjustment					26.6			26.6
Repurchase of common shares						(181.4)		(181.4)
Income recognized directly in retained earnings				2.2				2.2
Unrealized loss on securities, net of reclassification adjustment					(0.5)			(0.5)
Derivative adjustment, net of reclassification adjustment					(0.8)			(0.8)
Minimum pension liability					(1.2)			(1.2)
Dividends declared on common stock; $1.078 per share				(554.8)				(554.8)
Net income				641.5				641.5

Balance at May 29, 2005	565.9	2,829.7	761.6	2,438.1	44.0	(1,209.3)	(4.7)	4,859.4

Stock option and incentive plans	0.3	1.4	2.4			30.6	2.5	36.9
Currency translation adjustment					15.1			15.1
Repurchase of common shares						(197.0)		(197.0)
Unrealized loss on securities and reclassification adjustment					(87.2)			(87.2)
Derivative adjustment, net of reclassification adjustment					6.6			6.6
Minimum pension liability					(0.3)			(0.3)
Dividends declared on common stock; $0.998 per share				(517.3)				(517.3)
Net income				533.8				533.8

Balance at May 28, 2006	566.2	2,831.1	764.0	2,454.6	(21.8)	(1,375.7)	(2.2)	4,650.0

Stock option and incentive plans	0.2	1.1	52.8	(1.4)		74.3	2.2	129.0
Currency translation adjustment					32.7			32.7
Repurchase of common shares						(614.8)		(614.8)
Unrealized gain on securities, net of reclassification adjustment					0.3			0.3
Derivative adjustment, net of reclassification adjustment					(9.4)			(9.4)
Adoption of Statement of Financial Accounting Standards (“SFAS”) Statement No. 158, net of tax					(47.5)			(47.5)
Minimum pension liability					39.8			39.8
Dividends declared on common stock; $0.72 per share				(361.8)				(361.8)
Net income				764.6				764.6

Balance at May 27, 2007	566.4	$2,832.2	$816.8	$2,856.0	$(5.9)	$(1,916.2)	$—	$4,582.9

The accompanying Notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

CONAGRA FOODS, INC. AND SUBSIDIARIES

FOR THE FISCAL YEARS ENDED MAY

Dollars in millions

	2007	2006	2005
Cash flows from operating activities:
Net income	$764.6	$533.8	$641.5
Income (loss) from discontinued operations	80.8	(55.5)	82.8

Income from continuing operations	683.8	589.3	558.7
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	346.0	311.2	286.9
Gain on sale of Pilgrim’s Pride Corporation common stock	—	(329.4)	(185.7)
(Gain) loss on sale of businesses and equity method investments	(20.2)	10.4	(9.7)
Undistributed earnings of affiliates	(31.3)	(4.4)	(21.6)
Non-cash impairments of investments	3.3	158.8	73.4
Non-cash impairments and casualty losses	11.4	19.3	46.1
Other items (includes pension and other postretirement benefits)	(57.3)	55.9	116.6
Change in operating assets and liabilities before effects of business acquisitions and dispositions:
Accounts receivable	(133.7)	39.7	(24.0)
Inventories	(223.3)	0.4	(50.2)
Prepaid expenses and other current assets	22.1	(90.5)	(116.5)
Accounts payable	280.7	105.6	(55.0)
Other accrued liabilities and accrued payroll	2.6	44.9	171.8

Net cash flows from operating activities—continuing operations	884.1	911.2	790.8
Net cash flows from operating activities—discontinued operations	59.3	156.1	322.6

Net cash flows from operating activities	943.4	1,067.3	1,113.4

Cash flows from investing activities:
Purchase of marketable securities	(4,075.5)	—	—
Sales of marketable securities	4,078.4	—	—
Additions to property, plant and equipment	(424.6)	(263.4)	(382.0)
Purchase of leased warehouses	(93.6)	—	—
Sale of leased warehouses	91.6	—	—
Sale of investment in Swift note receivable	117.4	—	—
Sale of investment in UAP preferred securities	—	—	229.5
Sale of Pilgrim’s Pride Corporation common stock	—	482.4	282.5
Sale of businesses and equity method investments	73.6	30.5	—
Sale of property, plant and equipment	82.4	29.7	91.9
Notes receivable and other items	11.5	(13.4)	(10.5)

Net cash flows from investing activities—continuing operations	(138.8)	265.8	211.4
Net cash flows from investing activities—discontinued operations	661.7	431.0	84.9

Net cash flows from investing activities	522.9	696.8	296.3

Cash flows from financing activities:
Net short-term borrowings	(7.3)	1.6	(22.1)
Repayment of long-term debt	(47.1)	(899.0)	(1,160.0)
Debt exchange premium payment	(93.7)	—	—
Repurchase of ConAgra Foods common shares	(614.8)	(197.1)	(181.4)
Cash dividends paid	(366.7)	(565.3)	(550.3)
Proceeds from exercise of employee stock options	63.8	18.9	103.8
Other items	3.1	0.8	(0.7)

Net cash flows from financing activities—continuing operations	(1,062.7)	(1,640.1)	(1,810.7)
Net cash flows from financing activities—discontinued operations	—	—	—

Net cash flows from financing activities	(1,062.7)	(1,640.1)	(1,810.7)

Net change in cash and cash equivalents	403.6	124.0	(401.0)
Cash and cash equivalents at beginning of year	331.6	207.6	608.6

Cash and cash equivalents at end of year	$735.2	$331.6	$207.6

The accompanying Notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal years ended May 27, 2007, May 28, 2006, and May 29, 2005

Columnar Amounts in Millions Except Per Share Amounts

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year—The fiscal year of ConAgra Foods, Inc. (“ConAgra Foods” or the “Company”) ends the last Sunday in May. The fiscal years for the consolidated financial statements presented consist of 52-week periods for fiscal years 2007, 2006 and 2005.

Basis of Consolidation—The consolidated financial statements include the accounts of ConAgra Foods and all majority-owned subsidiaries. In addition, the accounts of all variable interest entities for which the Company is determined to be the primary beneficiary are included in the Company’s consolidated financial statements from the date such determination is made. All significant intercompany investments, accounts, and transactions have been eliminated.

Variable Interest Entities—The Company consolidates the assets and liabilities of several entities from which it leases office buildings and corporate aircraft. These entities have been determined to be variable interest entities and the Company has been determined to be the primary beneficiary of these entities. Due to the consolidation of these entities, the Company reflects in its balance sheet: property, plant and equipment of $156 million and $183 million, other assets of $14 million and $12 million, long-term debt of $150 million (including current maturities of $6 million) and $192 million (including current maturities of $8 million), minority interest liabilities of $22 million and $6 million, and other accrued liabilities of $1 million and $0, as of May 27, 2007, and May 28, 2006, respectively. The liabilities recognized as a result of consolidating these entities do not represent additional claims on the general assets of the Company. The creditors of these entities have claims only on the assets of the specific variable interest entities.

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

Cash and Cash Equivalents—Cash and all highly liquid investments with an original maturity of three months or less at the date of acquisition, including short-term time deposits, government agency and corporate obligations, are classified as cash and cash equivalents. Cash deposits in margin accounts required for exchange-traded activity of approximately $95.1 million are included in prepaid expenses and other current assets in the Company’s consolidated balance sheet at May 27, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 27, 2007, May 28, 2006, and May 29, 2005

Columnar Amounts in Millions Except Per Share Amounts

Inventories—The Company principally uses the lower of cost (determined using the first-in, first-out method) or market for valuing inventories other than merchandisable agricultural commodities. Grain, flour and major feed ingredient inventories are principally stated at market value.

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

Identifiable intangible assets with definite lives (e.g., licensing arrangements with contractual lives or customer lists) are amortized over their estimated useful lives and tested for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may be impaired. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used in evaluating elements of property, plant and equipment. If impaired, the asset is written down to its fair value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 27, 2007, May 28, 2006, and May 29, 2005

Columnar Amounts in Millions Except Per Share Amounts

period during which the hedged transaction affects earnings (e.g., when hedged inventory is sold). If it is determined that the occurrence of an anticipated transaction is no longer probable, amounts deferred in accumulated other comprehensive income are immediately recognized in the statement of earnings.

The Company also uses commodity futures, options, and forward purchase and sales contracts in its Trading and Merchandising segment in the normal course of business. These derivatives instruments are recognized at fair value on the balance sheet with changes in fair value recognized immediately in the statement of earnings.

Fair Values of Financial Instruments—Unless otherwise specified, the Company believes the carrying value of financial instruments approximates their fair value.

Asset Retirement Obligations and Environmental Liabilities—The Company records liabilities for the costs the Company is legally obligated to incur in order to retire a long-lived asset at some point in the future. The fair values of these obligations are recorded as liabilities on a discounted basis, and the cost associated with these liabilities is capitalized as part of the carrying amount of the related assets. Over time, the liability will increase, reflecting the accretion of the obligation from its present value to the estimated amount the Company will pay to extinguish the liability and the capitalized asset retirement costs will be depreciated over the useful lives of the related assets. Asset retirement obligations of $10.5 million and $11.8 million are reflected in the Company’s balance sheets at May 27, 2007 and May 28, 2006, respectively. The majority of the Company’s asset retirement obligations relate to various contractual obligations for restoration of leased assets at the end of lease terms.

Environmental liabilities are accrued when it is probable that obligations have been incurred and the associated amounts can be reasonably estimated. The Company uses third-party specialists to assist management in appropriately measuring the expense associated with environmental liabilities. Such liabilities are adjusted as new information develops or circumstances change. The Company does not discount its environmental liabilities as the timing of the anticipated cash payments is not fixed or readily determinable. Management’s estimate of its potential liability is independent of any potential recovery of insurance proceeds or indemnification arrangements. The Company has not reduced its environmental liabilities for potential insurance recoveries.

Employment-Related Benefits—Employment-related benefits associated with pensions, postretirement health care benefits, and workers’ compensation are expensed as such obligations are incurred by the Company. The recognition of expense is impacted by estimates made by management, such as discount rates used to value these liabilities, future health care costs, and employee accidents incurred but not yet reported. The Company uses third-party specialists to assist management in appropriately measuring the expense associated with employment-related benefits.

Revenue Recognition—Revenue is recognized when title and risk of loss are transferred to customers upon delivery based on terms of sale and collectibility is reasonably assured. Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts, trade allowances, and returns of damaged and out-of-date products. The Company, principally in its Trading and Merchandising segment, receives cash advances on sales from customers in the ordinary course of business. These advances on sales are reflected in current liabilities until inventory is delivered to the customer based on terms of sale, at which time revenue is recognized. Changes in the market value of inventories of merchandisable agricultural commodities, forward cash purchase and sales contracts, and exchange-traded futures and options contracts are recognized in earnings immediately.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 27, 2007, May 28, 2006, and May 29, 2005

Columnar Amounts in Millions Except Per Share Amounts

Net Sales—Gross profits earned from certain commodity trading activities (including trading and merchandising of crude oil, grain, fertilizer, and feed ingredients) within the Trading and Merchandising segment, which are included in net sales, totaled $365 million, $276 million, and $264 million for fiscal 2007, 2006, and 2005, respectively.

Net sales and cost of goods sold, if reported on a gross basis for these activities, would be increased by $27.4 billion, $21.5 billion, and $17.9 billion for fiscal 2007, 2006, and 2005, respectively.

Marketing Costs—The Company incurs various types of marketing costs in order to promote its products, including retailer incentives and consumer incentives. The Company recognizes the cost for each of these types of marketing activities as a reduction of net sales or as selling, general and administrative expense in accordance with generally accepted accounting principles. In addition, the Company incurs advertising costs, which are expensed as incurred. Advertising and promotion expenses totaled $452.2 million, $334.9 million, and $318.2 million in fiscal 2007, 2006, and 2005, respectively.

Research and Development—The Company incurred expenses of $68.3 million, $54.1 million, and $63.8 million for research and development activities in fiscal 2007, 2006, and 2005, respectively.

Stock-Based Compensation—The Company has stockholder-approved stock option plans which provide for granting of options to employees for the purchase of common stock at prices equal to the fair value at the time of grant. The Company issues stock under various stock-based compensation arrangements, including restricted stock, performance shares and other share-based awards and stock issued in lieu of cash bonuses. The Company also grants restricted share equivalents pursuant to plans approved by stockholders which are ultimately settled in cash based on the market price of the Company’s stock as of the date the award is fully vested.

During the first quarter of fiscal 2007, the Company adopted the provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123— revised 2004, Share-Based Payment (“SFAS No. 123R”), which replaced SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. The Company elected the modified-prospective transition method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new grants and to grants that were outstanding prior to the effective date and are subsequently modified. Estimated future compensation expense for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures. See Note 12 for further information regarding the Company’s stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if the Company had followed the fair value recognition provisions of SFAS No. 123 for all outstanding and unvested stock options.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 27, 2007, May 28, 2006, and May 29, 2005

Columnar Amounts in Millions Except Per Share Amounts

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

Comprehensive Income—Comprehensive income includes net income, currency translation adjustments, certain derivative-related activity, changes in the value of the Company’s available-for-sale investments, and changes in the minimum pension liability. When the Company deems its investments in foreign subsidiaries to be permanent in nature, it does not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars. When the Company determines that a foreign investment is no longer permanent in nature, estimated taxes are provided for the related deferred tax liability (asset), if any, resulting from currency translation adjustments. The Company reclassified $21.7 million, $0.2 million, and $14.3 million of foreign currency translation gains to net income due to the disposal of foreign subsidiaries and equity method investments in fiscal 2007, 2006, and 2005, respectively.

The following is a rollforward of the balances in accumulated other comprehensive income, net of tax (except for currency translation adjustment):

	Currency Translation Adjustment, Net of Reclassification Adjustments	Net Derivative Adjustment	Unrealized Gain (Loss) on Securities, Net of Reclassification Adjustment	Pension Adjustments	Accumulated Other Comprehensive Income/(Loss)
Balance at May 30, 2004	$(13.0)	$8.0	$90.5	$(65.6)	$19.9
Current-period change	26.6	(0.8)	(0.5)	(1.2)	24.1

Balance at May 29, 2005	13.6	7.2	90.0	(66.8)	44.0
Current-period change	15.1	6.6	(87.2)	(0.3)	(65.8)

Balance at May 28, 2006	28.7	13.8	2.8	(67.1)	(21.8)
Current-period change	32.7	(9.4)	0.3	(7.7)	15.9

Balance at May 27, 2007	$61.4	$4.4	$3.1	$(74.8)	$(5.9)

The following details the income tax expense (benefit) on components of other comprehensive income (loss):

	2007	2006	2005
Net derivative adjustment	$(5.3)	$5.1	$(0.5)
Unrealized gains (losses) on available-for-sale securities	1.4	(8.1)	65.9
Reclassification adjustment for gains included in net income	(1.2)	(41.3)	(66.2)
Minimum pension liability	23.3	3.2	(0.8)

Use of Estimates—Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect reported amounts of assets, liabilities, revenues, and expenses as reflected in the financial statements. Actual results could differ from these estimates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 27, 2007, May 28, 2006, and May 29, 2005

Columnar Amounts in Millions Except Per Share Amounts

Reclassifications—The Company previously classified the estimated cost of financing certain inventories in its Trading and Merchandising segment in cost of goods sold. The Company has reclassified $25.4 million, and $19.0 million from cost of goods sold to interest expense for 2006 and 2005, respectively.

Accounting Changes—As further discussed in note 17, the Company adopted the recognition provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132(R), effective May 27, 2007.

As further discussed in Stock-Based Compensation section, above and in note 12, the Company adopted SFAS No. 123R effective May 29, 2006.

Effective May 29, 2006, the Company adopted SFAS No. 151, Inventory Costs—An Amendment of Accounting Research Bulletin No. 43, Chapter 4. SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS No. 151 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

Previously, the Company recognized advertising costs in selling, general and administrative expense in interim periods based on the sales volume for the interim period as a proportion of estimated annual sales volume. During the first quarter of fiscal 2007, the Company changed its method of accounting for advertising expense for interim periods such that all advertising expense is recognized as incurred.

The Company adopted this change as a result of significant changes in its marketing strategies and management’s belief that the new method results in a more objective measure of quarterly expense that will better support planning and resource allocation decisions by management. The new policy of expensing advertising as incurred eliminates the need to estimate overall expected sales, expenses, and the benefit period of the advertising on an interim basis, and conforms to the Company’s interim accounting policy with that used to prepare the annual financial statements. The change has been applied retrospectively to all prior interim periods and advertising expense for such interim periods has been restated (see note 20 for effect on prior quarterly periods). There was no impact on any annual reporting periods.

Recently Issued Accounting Pronouncements—In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without being required to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective as of the beginning of the Company’s fiscal 2009. Management is currently evaluating the impact of adopting SFAS No. 159 on the Company’s consolidated financial position and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantify misstatements based on their impact on each of the Company’s financial statements and related disclosures. The Company adopted SAB 108 effective as of May 27, 2007. The adoption of SAB 108 did not impact the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 27, 2007, May 28, 2006, and May 29, 2005

Columnar Amounts in Millions Except Per Share Amounts

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

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 required that the Company recognize the overfunded or underfunded status of its defined benefit and retiree medical plans (the “Plans”) as an asset or liability in the Company’s fiscal 2007 year-end consolidated balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur (see further discussion in note 17). SFAS No. 158 also requires the Company, no later than fiscal 2009, to measure the funded status of its Plans as of the Company’s year-end consolidated balance sheet date versus the current measurement date of February 28. Management is currently evaluating the timing and financial statement impact of adopting the measurement date provisions of SFAS No. 158 on the Company’s consolidated financial position and results of operations.

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

2. DISCONTINUED OPERATIONS AND DIVESTITURES

Packaged Meats Operations

During the first half of fiscal 2007, the Company completed its divestiture of the packaged meats operations for proceeds of approximately $553 million, resulting in no significant gain or loss. Based upon the Company’s estimate of proceeds from the sale of this business, the Company recognized impairment charges totaling $240.4 million ($209.3 million after tax) in the second half of fiscal 2006, and based on the final negotiations of this transaction, the Company recognized an additional impairment charge of approximately $19.7 million ($12.1 million after tax) in the first quarter of fiscal 2007. The Company reflects the results of these operations as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 27, 2007, May 28, 2006, and May 29, 2005

Columnar Amounts in Millions Except Per Share Amounts

discontinued operations for all periods presented. The assets and liabilities of the divested packaged meats business are classified as assets and liabilities held for sale within the Company’s consolidated balance sheets for all periods prior to divestiture.

As a result of completing the divestiture of the packaged meats operations, the Company recognized a pre-tax curtailment gain related to postretirement benefits totaling approximately $9.4 million during the third quarter of fiscal 2007 (see Note 17 for further information). This amount has been included within results of discontinued operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 27, 2007, May 28, 2006, and May 29, 2005

Columnar Amounts in Millions Except Per Share Amounts

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

The Company sold substantially all of the remaining assets of UAP International during fiscal 2005 for total proceeds of $43.3 million, resulting in a loss of $2.4 million. The Company had previously recognized an impairment charge of $28.6 million in fiscal 2005. Through the third quarter of fiscal 2005, the Company had not recognized any tax benefit related to these impairment charges, as management believed that the ultimate realization of these losses would not be tax deductible. During the fourth quarter of fiscal 2005, the Company implemented a tax planning strategy, concurrent with the disposition of the assets of UAP International, which allowed the Company to recognize a tax benefit of $20.8 million within results of discontinued operations in the fourth quarter of fiscal 2005.

Portuguese Poultry Divestiture

The Company completed the sale of its Portuguese poultry business for cash proceeds of $3.6 million in fiscal 2005. The Company reflects the results of this business as discontinued operations for all periods presented.

Specialty Meats Divestiture

In the fourth quarter of fiscal 2005, the Company implemented a plan to exit the specialty meats foodservice business. Accordingly, the Company removed the results of this business from the Consumer Foods reporting segment and reflects the results of this business as discontinued operations for all periods presented. The Company closed a manufacturing facility in Alabama, sold its operations in California and, in the first quarter of fiscal 2006, completed the sale of its operations in Illinois. Upon the sale of the Illinois operations, the Company had no remaining specialty meats foodservice operations.

The Company recorded pretax impairment and related charges of $35.3 million in fiscal 2005, reducing the carrying values of the assets at the Alabama and Illinois facilities to their expected salvage values. During the first quarter of fiscal 2006, the Company sold these facilities and recognized pre-tax gains within results of discontinued operations totaling approximately $6.0 million.

Fresh Beef & Pork Divestiture and Cattle Feeding Business

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 27, 2007, May 28, 2006, and May 29, 2005

Columnar Amounts in Millions Except Per Share Amounts

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

The results of the aforementioned businesses which have been divested are included within discontinued operations. The summary comparative financial results of discontinued operations were as follows:

	2007	2006	2005
Net sales	$727.6	$2,690.0	$4,131.7

Long-lived asset impairment charge	(21.1)	(240.9)	(59.4)
Income from operations of discontinued operations before income taxes	92.5	179.7	157.7
Net gain from disposal of businesses	64.3	115.5	26.3

Income before income taxes	135.7	54.3	124.6
Income tax expense	(54.9)	(109.8)	(41.8)

Income (loss) from discontinued operations, net of tax	$80.8	$(55.5)	$82.8

The effective tax rate for discontinued operations is significantly higher than the statutory rate due to the nondeductibility of certain goodwill of divested businesses.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 27, 2007, May 28, 2006, and May 29, 2005

Columnar Amounts in Millions Except Per Share Amounts

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

The assets and liabilities classified as held for sale as of May 28, 2006 are as follows:

2006
Receivables, less allowances for doubtful accounts	$7.1
Inventories	253.9

Current assets held for sale	$261.0

Property, plant and equipment, net	$419.1
Goodwill and other intangibles	14.0

Noncurrent assets held for sale	$433.1

Accounts payable	$1.7
Other accrued liabilities	2.9

Current liabilities held for sale	$4.6

Noncurrent liabilities held for sale	$3.2

3. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

Goodwill by reporting segment is as follows:

	2007	2006
Consumer Foods	$3,252.1	$3,253.0
International Foods	91.3	89.4
Food and Ingredients	87.6	87.3
Trading and Merchandising	15.9	15.9

Total	$3,446.9	$3,445.6

Other identifiable intangible assets are as follows:

	2007		2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$752.6	$—	$773.1	$—
Amortizing intangible assets	41.9	18.5	41.9	15.5

Total	$794.5	$18.5	$815.0	$15.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 27, 2007, May 28, 2006, and May 29, 2005

Columnar Amounts in Millions Except Per Share Amounts

Non-amortizing intangible assets are comprised of the following balances:

	2007	2006
Brands/Trademarks	$752.6	$752.6
Pension Intangible Asset	—	19.1
Miscellaneous	—	1.4

Total non-amortizing intangible assets	$752.6	$773.1

Amortizing intangible assets, carrying a weighted average life of approximately 16 years, are principally composed of licensing arrangements and customer lists. For fiscal years 2007, 2006, and 2005, the Company recognized $2.3 million, $2.5 million, and $2.1 million, respectively, of amortization expense. Based on amortizing assets recognized in the Company’s balance sheet as of May 27, 2007, amortization expense is estimated to be approximately $2.3 million for each of the next five years.

The Company adopted SFAS No. 158 as of the end of fiscal 2007. Accordingly, the pension intangible asset was eliminated as of the end of fiscal 2007 by the adoption of this standard. See note 17 for further information.

4. EARNINGS PER SHARE

Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock awards and other dilutive securities.

The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	2007	2006	2005
Net Income:
Income from continuing operations	$683.8	$589.3	$558.7
Income (loss) from discontinued operations	80.8	(55.5)	82.8

Net income	$764.6	$533.8	$641.5

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	504.2	518.1	516.2
Add: Dilutive effect of stock options, restricted stock awards, and other dilutive securities	2.9	2.1	4.0

Diluted weighted average shares outstanding	507.1	520.2	520.2

At the end of fiscal years 2007, 2006, and 2005, there were 14.9 million, 20.9 million, and 6.9 million stock options outstanding, respectively, that were excluded from the computation of shares contingently issuable upon exercise of the stock options because exercise prices exceeded the annual average market value of the Company’s common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 27, 2007, May 28, 2006, and May 29, 2005

Columnar Amounts in Millions Except Per Share Amounts

5. RESTRUCTURING AND OTHER COST REDUCTION EFFORTS

In February 2006, the Company’s board of directors approved plans recommended by executive management to simplify the Company’s operating structure and reduce its manufacturing and selling, general, and administrative costs. These plans include supply chain rationalization initiatives, the relocation of the Grocery Foods headquarters from Irvine, California to Naperville, Illinois, the centralization of shared services, salaried headcount reductions, and other cost-reduction initiatives. These plans are expected to be substantially completed by the end of fiscal 2008. The forecasted costs of all plans, as updated through May 27, 2007, are $257.3 million, of which $103.0 million was recorded in fiscal 2007, and $129.8 million was recorded in the second half of fiscal 2006. The Company has recorded expenses associated with its restructuring plans, including but not limited to, asset impairment charges, accelerated depreciation (i.e., incremental depreciation due to an asset’s reduced estimated useful life), inventory write-downs, severance and related costs, and plan implementation costs (e.g., consulting, employee relocation, etc.). The Company anticipates it will recognize the following pre-tax expenses associated with the projects identified to date in the fiscal 2006 to 2008 timeframe (amounts include charges recognized in fiscal 2007 and in fiscal 2006):

	Consumer Foods	Food and Ingredients	Trading and Merchandising	International Foods	Corporate	Total
Accelerated depreciation	$66.0	$—	$—	$—	$—	$66.0
Inventory write-downs	4.3	0.4	—	—	—	4.7
Pension/Postretirement	1.8	—	—	—	—	1.8
Severance	—	1.1	—	—	—	1.1
Other (including plant shutdown costs)	(1.0)	—	—	—	—	(1.0)

Total cost of goods sold	71.1	1.5	—	—	—	72.6

Accelerated depreciation	5.7	—	—	—	0.5	6.2
Asset impairment	24.4	1.6	—	—	—	26.0
Severance (and related costs)	32.8	3.0	0.2	0.7	24.6	61.3
Contract termination	20.0	6.6	—	—	1.1	27.7
Pension/Postretirement	—	0.1	—	—	4.1	4.2
Plan implementation costs	30.5	0.3	—	—	27.5	58.3
Goodwill/Brand impairment	—	0.4	—	—	—	0.4
Other	1.6	(1.0)	—	—	—	0.6

Total selling, general and administrative expenses	115.0	11.0	0.2	0.7	57.8	184.7

Consolidated total	$186.1	$12.5	$0.2	$0.7	$57.8	$257.3

Included in the above estimates are $157.1 million of charges which have resulted or will result in cash outflows and $100.2 million of non-cash charges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 27, 2007, May 28, 2006, and May 29, 2005

Columnar Amounts in Millions Except Per Share Amounts

During fiscal 2007, the Company recognized the following pre-tax charges (recoveries) in its consolidated statements of earnings:

	Consumer Foods	Food and Ingredients	Trading and Merchandising	International Foods	Corporate	Total
Accelerated depreciation	$46.8	$—	$—	$—	$—	$46.8
Inventory write-downs	1.1	—	—	—	—	1.1
Pension/Postretirement	(3.2)	—	—	—	—	(3.2)
Severance	—	1.1	—	—	—	1.1
Other (including plant shutdown costs)	0.4	—	—	—	—	0.4

Total cost of goods sold	45.1	1.1	—	—	—	46.2

Accelerated depreciation	2.6	—	—	—	0.2	2.8
Asset impairment	3.2	—	—	—	—	3.2
Severance (and related costs)	(1.2)	(0.6)	(0.1)	0.7	3.4	2.2
Contract termination	19.9	—	—	—	1.1	21.0
Pension/Postretirement	—	0.1	—	—	0.1	0.2
Plan implementation costs	13.5	0.1	—	—	13.4	27.0
Goodwill/Brand impairment	—	0.4	—	—	—	0.4
Other	1.0	(1.0)	—	—	—	—

Total selling, general and administrative expenses	39.0	(1.0)	(0.1)	0.7	18.2	56.8

Consolidated total	$84.1	$0.1	$(0.1)	$0.7	$18.2	$103.0

Included in the above are $51.3 million of charges which have resulted or will result in cash outflows and $51.7 million of non-cash charges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 27, 2007, May 28, 2006, and May 29, 2005

Columnar Amounts in Millions Except Per Share Amounts

During the fiscal year 2006, the Company recognized the following pre-tax charges (recoveries) in its consolidated statements of earnings:

	Consumer Foods	Food and Ingredients	Trading and Merchandising	International Foods	Corporate	Total
Accelerated depreciation	$13.3	$—	$—	$—	$—	$13.3
Inventory write-downs	3.3	0.2	—	—	—	3.5
Pension/Postretirement	5.0	—	—	—	—	5.0
Other (including plan shutdown costs)	(1.5)	—	—	—	—	(1.5)

Total cost of goods sold	20.1	0.2	—	—	—	20.3

Accelerated depreciation	3.1	—	—	—	0.2	3.3
Asset impairment	21.2	1.6	—	—	—	22.8
Severance (and related)	34.0	3.7	0.3	—	20.3	58.3
Contract termination	0.1	—	—	—	—	0.1
Pension/Postretirement	—	—	—	—	4.1	4.1
Plan implementation costs	6.2	0.1	—	—	14.7	21.0
Other	(0.1)	—	—	—	—	(0.1)

Total selling, general and administrative expenses	64.5	5.4	0.3	—	39.3	109.5

Consolidated total	$84.6	$5.6	$0.3	$—	$39.3	$129.8

Included in the above are $83.4 million of charges which have resulted or will result in cash outflows and $46.4 million of non-cash charges.

Liabilities recorded for the various initiatives and changes therein for fiscal year 2007 were as follows:

	Balance at May 28, 2006	Costs Paid or Otherwise Settled	Costs Incurred and Charged to Expense	Changes in Estimates	Balance at May 27, 2007
Severance (and related costs)	$57.8	$(36.4)	$6.3	$(2.9)	$24.8
Pension	5.0	—	—	(3.2)	1.8
Contract termination	0.1	(17.9)	21.0	—	3.2
Plan implementation costs	7.5	(35.3)	31.1	—	3.3

Total	$70.4	$(89.6)	$58.4	$(6.1)	$33.1

Other Cost Reduction Efforts

During the fourth quarter of fiscal 2005, as part of the Company’s ongoing efforts to reduce general and administrative expenses, including salaried headcount, the Company announced the elimination of several hundred salaried jobs across the organization. The headcount reductions were largely complete by the end of the first quarter of fiscal 2006. The Company recognized $42.7 million of severance expense, principally within the Consumer Foods segment, during fiscal 2005 and recognized a benefit of $6.3 million during fiscal 2006 due to reductions in estimated severance liabilities. As of May 27, 2007, $0.5 million was included in other accrued liabilities in the Company’s consolidated balance sheets related to continuing severance payments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 27, 2007, May 28, 2006, and May 29, 2005

Columnar Amounts in Millions Except Per Share Amounts

6. IMPAIRMENT OF DEBT AND EQUITY SECURITIES

During fiscal 2005, the Company determined that the carrying values of its investments in two unrelated equity method investments, a bio-fuels venture and a malt venture, were other-than-temporarily impaired and therefore recognized pre-tax impairment charges totaling $71.0 million ($65.6 million after tax).

During fiscal 2006, the Company recognized additional impairment charges totaling $75.8 million ($73.1 million after tax) of its investments in the malt venture and an unrelated investment in a foreign prepared foods business, due to further declines in the estimated proceeds from the disposition of these investments. The investment in a foreign prepared foods business was disposed of in fiscal 2006. The extent of the impairments was determined based upon the Company’s assessment of the recoverability of its investments based primarily upon the expected proceeds of planned dispositions of the investments.

During fiscal 2007, the Company completed the disposition of the equity method investment in the malt venture for proceeds of approximately $24 million, including notes and other receivables totaling approximately $7 million. This transaction resulted in a pre-tax gain of approximately $4 million, with a related tax benefit of approximately $4 million. These charges and the subsequent gain on disposition are reflected in equity method investment earnings (loss) in the consolidated statements of earnings.

The Company held, at May 28, 2006, subordinated notes in the original principal amount of $150 million plus accrued interest of $50.4 million from Swift Foods. During the Company’s fourth quarter of fiscal 2005, Swift Foods effected changes in its capital structure. As a result of those changes, the Company determined that the fair value of the subordinated notes was impaired. From the date on which the Company initially determined that the value of the notes was impaired through the second quarter of fiscal 2006, the Company believed the impairment of this available-for-sale security to be temporary. As such, the Company had reduced the carrying value of the note by $35.4 million and recorded cumulative after-tax charges of $21.9 million in accumulated other comprehensive income as of the end of the second quarter of fiscal 2006. During the second half of fiscal 2006, due to the Company’s consideration of current conditions related to the debtor’s business and changes in the Company’s intended holding period for this investment, the Company determined that the impairment was other-than-temporary. Accordingly, the Company reduced the carrying value of the notes to approximately $117 million and recognized impairment charges totaling $82.9 million in selling, general and administrative expenses, including the reclassification of the cumulative after-tax charges of $21.9 million from accumulated other comprehensive income, in fiscal 2006. During the second quarter of fiscal 2007, the Company closed on the sale of these notes for approximately $117 million, net of transaction expenses, resulting in no additional gain or loss.

7. INVENTORIES

The major classes of inventories are as follows:

	2007	2006
Raw materials and packaging	$1,154.2	$985.0
Work in progress	95.2	97.4
Finished goods	1,008.1	923.6
Supplies and other	91.0	124.6

Total	$2,348.5	$2,130.6

Raw materials and packaging includes grain, fertilizer, crude oil, and other trading and merchandising inventory of $691.0 million and $542.1 million as of the end of fiscal year 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 27, 2007, May 28, 2006, and May 29, 2005

Columnar Amounts in Millions Except Per Share Amounts

8. CREDIT FACILITIES AND BORROWINGS

In December 2005, the Company entered into a $1.5 billion five-year revolving credit facility with a syndicate of financial institutions. This credit facility replaced the Company’s $1.05 billion revolving credit facility, which was terminated upon the closing of the facility. The facility contains provisions substantially identical to those in the facility it replaces. The terms of the five-year facility provide that the Company may request that the commitments available under the facility be extended for additional one-year periods on an annual basis. Following such a request, during the second quarter of fiscal 2007 the commitments under this facility were extended to December 2011.

At May 27, 2007, the Company had credit lines from banks that totaled approximately $2.2 billion, including the $1.5 billion five-year revolving credit facility and short-term loan facilities approximating $693 million. The Company has not drawn upon the long-term revolving credit facilities. Borrowings under the long-term facility bear interest at or below prime rate and may be prepaid without penalty. As of May 27, 2007, the Company had $0.2 million drawn under the short-term loan facilities.

The Company finances its short-term liquidity needs with bank borrowings, commercial paper borrowings and bankers' acceptances. The average consolidated short-term borrowings outstanding under these facilities were $4.3 million and $14.3 million for fiscal years 2007 and 2006, respectively.

9. SENIOR LONG-TERM DEBT, SUBORDINATED DEBT AND LOAN AGREEMENTS

	2007	2006
Senior Debt
8.25% senior debt due September 2030	$300.0	$300.0
7.0% senior debt due October 2028	400.0	400.0
6.7% senior debt due August 2027 (redeemable at option of holders in 2009)	300.0	300.0
7.125% senior debt due October 2026	400.0	400.0
7.875% senior debt due September 2010	500.0	500.0
6.75% senior debt due September 2011	700.0	1,000.0
5.819% senior debt due June 2017	500.0	—
4.55% to 10.07% lease financing obligations due on various dates through 2024	176.3	208.0
Other	55.3	70.7

Total face value senior debt	3,331.6	3,178.7

Subordinated Debt
9.75% subordinated debt due March 2021	200.0	400.0

Total face value subordinated debt	200.0	400.0

Total debt face value	3,531.6	3,578.7
Unamortized discounts/premiums	(92.8)	(5.8)
Hedged debt adjustment to fair value	(0.6)	3.0
Less current installments	(18.2)	(421.1)

Total long-term debt	$3,420.0	$3,154.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 27, 2007, May 28, 2006, and May 29, 2005

Columnar Amounts in Millions Except Per Share Amounts

The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years following May 27, 2007, are as follows:

2008	$18.2
2009	15.6
2010	32.9
2011	508.7
2012	718.2

Included in current installments of long-term debt as of May 28, 2006 was $400 million of 7.125% senior debt due October 2026 due to the existence of a put option that was exercisable by the holders of the debt from August 1, 2006 to September 1, 2006. The holders did not exercise the put option, and therefore, the Company reclassified the $400 million balance to senior long-term debt in the second quarter of fiscal 2007 when the put option expired.

Lease financing obligations included $150 million and $192 million of debt of consolidated variable interest entities at May 27, 2007 and May 28, 2006, respectively. The liabilities recognized as a result of consolidating these entities do not represent additional claims on the general assets of the Company. The creditors of these entities have claims only on the assets of the specific variable interest entities.

In December 2006, the Company completed an exchange of approximately $200 million principal amount of its 9.75% subordinated notes due March 2021 and approximately $300 million principal amount of its 6.75% senior notes due September 2011 for approximately $500 million principal amount of 5.819% senior notes due June 2017 and cash of approximately $90 million, in order to improve the Company’s debt maturity profile. The Company is amortizing the $90 million cash payment over the life of the new notes within interest expense.

The Company’s most restrictive note agreements (the revolving credit facilities and certain privately placed long-term debt) require the Company to repay the debt if consolidated funded debt exceeds 65% of the consolidated capital base, as defined, or if fixed charges coverage, as defined, is less than 1.75 to 1.0, as such terms are defined in applicable agreements. At May 27, 2007, the Company was in compliance with its debt covenants.

Net interest expense consists of:

	2007	2006	2005
Long-term debt	$263.5	$311.5	$348.8
Short-term debt	10.6	0.4	0.8
Interest income	(41.4)	(34.9)	(27.0)
Interest capitalized	(7.1)	(5.0)	(8.6)

	$225.6	$272.0	$314.0

Net interest paid was $228.2 million, $304.9 million, and $360.3 million in fiscal 2007, 2006, and 2005, respectively.

In fiscal 2004, the Company received approximately $134 million from the termination of all of its interest rate swaps (see Note 16). The Company’s net interest expense was reduced by $3.6 million, $11.5 million, and $27.5 million in fiscal 2007, 2006, and 2005, respectively, due to the net impact of previously closed interest rate swap agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 27, 2007, May 28, 2006, and May 29, 2005

Columnar Amounts in Millions Except Per Share Amounts

The carrying amount of long-term debt (including current installments) was $3.4 billion and $3.6 billion as of May 27, 2007 and May 28, 2006, respectively. Based on current market rates provided primarily by outside investment bankers, the fair value of this debt at May 27, 2007 and May 28, 2006 was estimated at $3.8 billion.

During fiscal 2007, the Company redeemed $12.5 million of 8.8% unsecured debt due in May 2017. This early retirement of debt resulted in a pre-tax loss of $0.4 million recognized in the fourth quarter of fiscal 2007, which is included in selling, general and administrative expenses.

In addition to this early retirement of debt, the Company made scheduled principal payments of debt and payments of lease financing obligations during fiscal 2007, reducing long-term debt by $34.6 million.

During fiscal 2006, the Company redeemed $500 million of 6% senior debt due in September 2006 and $250 million of 7.875% senior debt due in September 2010. These early retirements of debt resulted in pre-tax losses of $30.3 million (including $26.3 million recognized in the fourth quarter of fiscal 2006), which are included in selling, general and administrative expenses.

10. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of:

	May 27, 2007	May 28, 2006
Legal and environmental liabilities primarily associated with the Company’s acquisition of Beatrice Company (see Note 15)	$100.4	$106.8
Postretirement health care and pensions	536.8	630.5
Deferred taxes	452.6	502.2
Other	112.1	70.3

	1,201.9	1,309.8
Less current portion	(50.2)	(112.2)

	$1,151.7	$1,197.6

11. CAPITAL STOCK

The Company has authorized shares of preferred stock as follows:

Class B—$50 par value; 150,000 shares

Class C—$100 par value; 250,000 shares

Class D—without par value; 1,100,000 shares

Class E—without par value; 16,550,000 shares

There were no preferred shares issued or outstanding as of May 27, 2007.

On December 4, 2003, the Company announced a share repurchase program of up to $1 billion. On September 28, 2006, the share repurchase program was increased up to $1.5 billion. During fiscal 2007, 2006, and 2005, the Company repurchased approximately 24.3 million shares at a total cost of $614.8 million, 8.7 million shares at a total cost of $197.0 million, and 6.8 million shares at a total cost of $181.4 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 27, 2007, May 28, 2006, and May 29, 2005

Columnar Amounts in Millions Except Per Share Amounts

12. SHARE-BASED PAYMENTS

In accordance with stockholder-approved plans, the Company issues share-based payments under various stock-based compensation arrangements, including stock options, restricted stock, performance shares, and other share-based awards.

On September 28, 2006, the stockholders approved the ConAgra Foods 2006 Stock Plan, which authorizes the issuance of up to 30 million shares of ConAgra Foods common stock. The Company will not issue any new stock awards under the 1990, 1995, or 2000 Stock Plans. At May 27, 2007, approximately 29.4 million shares were reserved for granting additional options, restricted stock, bonus stock awards, or other share-based awards.

Stock Option Plan

The Company has stockholder-approved stock option plans which provide for granting of options to employees for the purchase of common stock at prices equal to the fair value at the date of grant. Options become exercisable under various vesting schedules (typically three to five years) and generally expire seven to ten years after the date of grant.

The fair value of each option is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted:

	2007	2006	2005
Expected volatility (%)	19.46	26.80	21.37
Dividend yield (%)	3.26	4.05	4.05
Risk-free interest rates (%)	5.02	3.84	3.48
Expected life of stock option (years)	4.64	6.00	6.00

The expected volatility is based on the historical market volatility of the Company’s stock over the expected life of the stock options granted. The expected life represents the period of time that the awards are expected to be outstanding and is based on the contractual term of each instrument, taking into account employees’ historical exercise and termination behavior.

A summary of the option activity as of May 27, 2007, and changes during the fifty-two weeks then ended is presented below:

	Fiscal 2007
Options	Number of Options (in Millions)	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at May 29, 2006	27.5	$24.24
Granted	6.7	$22.35
Exercised	(3.0)	$22.15		$7.6
Forfeited	(1.3)	$23.47
Expired	(3.1)	$25.93

Outstanding at May 27, 2007	26.8	$23.84	5.70	$64.5

Exercisable at May 27, 2007	20.4	$24.23	5.24	$44.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 27, 2007, May 28, 2006, and May 29, 2005

Columnar Amounts in Millions Except Per Share Amounts

The Company recognizes compensation expense using the straight-line method over the requisite service period. During fiscal 2007, 2006, and 2005, the Company granted 6.7 million options, 8.0 million options, and 3.8 million options, respectively, with a weighted average grant date value of $3.92, $4.52, and $4.14, respectively. The total intrinsic value of options exercised was $7.6 million, $2.9 million, and $31.8 million for fiscal year 2007, 2006, and 2005, respectively. The closing market price of the Company’s common stock was $25.66 per share on May 25, 2007.

Compensation expense and the related tax benefit for stock option awards totaled $21.4 million and $7.7 million, respectively, for fiscal 2007. No compensation expense was recognized in the prior year related to options as past awards (pre-SFAS No. 123R adoption) were accounted for under APB No. 25.

At May 27, 2007, the Company had $24.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over a weighted average period of 1.4 years.

Cash received from option exercises for the fiscal years ended May 27, 2007 and May 28, 2006 was $63.8 million and $18.9 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $2.8 million and $0.9 million for fiscal 2007 and 2006, respectively.

Share Unit Plans

In accordance with stockholder-approved plans, the Company issues stock under various stock-based compensation arrangements, including restricted stock, restricted share equivalents, and other share-based awards (“share units”). These awards generally have requisite service periods of three to five years. Under each arrangement, stock is issued without direct cost to the employee. The Company estimates the fair value of the share units based upon the market price of the Company’s stock at the date of grant. Certain share unit grants do not provide for the payment of dividend equivalents to the participant during the requisite service period (vesting period). For those grants, the value of the grants is reduced by the net present value of the foregone dividend equivalent payments. The Company recognizes compensation expense for share unit awards on a straight-line basis over the requisite service period. The compensation expense for the Company’s share unit awards totaled $10.4 million, $23.8 million, and $18.2 million for fiscal 2007, 2006, and fiscal 2005, respectively. The tax benefit related to the compensation expense for fiscal 2007, 2006, and 2005 was $3.8 million, $8.7 million, and $6.6 million, respectively.

The following table summarizes the nonvested share units as of May 27, 2007, and changes during the fifty-two weeks then ended:

Share Units	Share Units (in Millions)	Weighted Average Grant- Date Fair Value
Nonvested share units at May 29, 2006	2.29	$25.04
Granted	0.83	$22.75
Vested/Issued	(0.58)	$23.97
Forfeited	(0.40)	$24.73

Nonvested share units at May 27, 2007	2.14	$23.64

During fiscal 2007, 2006, and 2005, the Company granted 0.8 million share units, 0.7 million share units, and 1.1 million share units, respectively, with a weighted average grant date value of $22.75, $22.74, and $27.46, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 27, 2007, May 28, 2006, and May 29, 2005

Columnar Amounts in Millions Except Per Share Amounts

The total intrinsic value of share units vested during the fiscal 2007, 2006, and 2005 was $13.9 million, $17.5 million, and $15.9 million, respectively.

At May 27, 2007, the Company had $19.8 million of total unrecognized compensation expense, net of estimated forfeitures, related to share unit awards that will be recognized over a weighted average period of 1.7 years.

Performance Based Share Plan

Under its 2007 Performance Share Plan, adopted pursuant to stockholder-approved incentive plans, the Company grants selected executives and other key employees performance share awards with vesting contingent upon the Company meeting various Company-wide performance goals. The performance goals are based upon Company earnings before interest and taxes (EBIT) and Company return on average invested capital (ROAIC) measured over a defined performance period. The awards actually earned will range from zero to three hundred percent of the targeted number of performance shares and be paid in shares of common stock. Generally, for the three-year performance period beginning with fiscal year 2007, up to one-third of the targeted performance shares may be earned in fiscal year 2007 based upon Company performance for fiscal year 2007; up to one-third of the targeted performance shares may be earned in fiscal year 2008 based upon Company performance for the entire performance period, representing cumulative performance in fiscal 2007 and fiscal 2008; and the balance of the targeted performance shares, and any above target payout, may be earned based upon cumulative performance for the entire performance period which concludes at the end of fiscal year 2009. In no event will the amount paid in each of fiscal 2007 and fiscal 2008 exceed one-third of the three-year target. Based on the attainment of various interim Company-wide performance goals, the Company will issue one-third of the targeted number of performance shares granted under the 2007 Performance Share Plan in July 2007 to those participants who are eligible for an interim payout.

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

A summary of the activity for performance share awards as of May 27, 2007, and changes during the fifty-two weeks then ended is presented below:

Performance Shares	Shares (in Millions)	Weighted Average Grant-Date Fair Value
Nonvested performance shares at May 29, 2006	—	—
Granted	1.8	$22.20
Vested/Issued	—	—
Forfeited	(0.1)	$22.00

Nonvested performance shares at May 27, 2007	1.7	$22.21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 27, 2007, May 28, 2006, and May 29, 2005

Columnar Amounts in Millions Except Per Share Amounts

The compensation expense for the Company’s performance share awards totaled $29.8 million for fiscal 2007. The tax benefit related to the compensation expense for fiscal 2007 was $10.9 million.

Based on estimates at May 27, 2007, the Company had $29.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to performance shares that will be recognized over a weighted average period of 2.0 years.

Restricted Cash Plan

The Company has granted restricted share equivalents pursuant to plans approved by stockholders which are ultimately settled in cash (“restricted cash”) based on the market price of the Company’s stock as of the date the award is fully vested. The value of the restricted cash is adjusted based upon the market price of the Company’s stock at the end of each reporting period and amortized as compensation expense over the vesting period (generally five years).

Restricted Cash	Share Equivalents (in Millions)	Intrinsic Value
Outstanding share units at May 29, 2006	1.51	$22.72
Granted	0.03	$25.53
Vested/Issued	(0.18)	$22.64
Forfeited	(0.40)	$22.64

Outstanding share units at May 27, 2007	0.96	$25.66

The compensation expense for the Company’s restricted cash awards totaled $5.8 million, $12.5 million, and $10.5 million for fiscal 2007, 2006, and 2005 respectively, while the tax benefit related to the compensation expense for the same periods was $2.1 million, $4.6 million, and $3.8 million, respectively. The total share-based liabilities paid during fiscal 2007 and fiscal 2006 was $4.1 million and $8.7 million, respectively.

The following table illustrates the pro forma effect on net income and earnings per share assuming the Company had followed the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all outstanding and unvested stock options for the fifty-two weeks ended May 28, 2006 and May 29, 2005.

	2006	2005
Net income (loss), as reported	$533.8	$641.5
Add: Stock-based employee compensation included in reported net income, net of related tax effects	22.4	15.3
Deduct: Total stock-based compensation expense determined under fair value based method, net of related tax effects	(33.9)	(32.9)

Pro forma net income (loss)	$522.3	$623.9

Earnings per share:
Basic earnings per share—as reported	$1.03	$1.24
Basic earnings per share—pro forma	$1.01	$1.21

Diluted earnings per share—as reported	$1.03	$1.23
Diluted earnings per share—pro forma	$1.01	$1.20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 27, 2007, May 28, 2006, and May 29, 2005

Columnar Amounts in Millions Except Per Share Amounts

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement has reduced net operating cash flows and increased net financing cash flows by approximately $2.8 million for fiscal 2007.

13. PRE-TAX INCOME AND INCOME TAXES

Pre-tax income from continuing operations (including equity method investment earnings (loss)) before cumulative effect of changes in accounting consisted of the following:

	2007	2006	2005
United States	$991.5	$842.6	$909.2
Foreign	58.0	52.7	53.2

	$1,049.5	$895.3	$962.4

The provision for income taxes includes the following:

	2007	2006	2005
Current
Federal	$359.7	$310.6	$136.2
State	21.4	10.9	11.4
Foreign	16.0	18.2	36.6

	397.1	339.7	184.2

Deferred
Federal	(20.2)	(2.6)	167.7
State	(5.8)	(13.5)	46.4
Foreign	(5.4)	(17.6)	5.4

	(31.4)	(33.7)	219.5

	$365.7	$306.0	$403.7

Income taxes computed by applying the U.S. Federal statutory rates to income from continuing operations before income taxes are reconciled to the provision for income taxes set forth in the consolidated statements of earnings as follows:

	2007	2006	2005
Computed U.S. Federal income taxes	$367.3	$313.4	$336.8
State income taxes, net of U.S. Federal tax benefit	10.1	(5.8)	53.8
Export, tax credits and domestic manufacturing deduction	(11.9)	(11.7)	(11.1)
Foreign tax credits	(1.1)	(7.9)	—

Tax impact of equity method investment divestiture	(5.0)	27.6	22.0
IRS audit settlement	20.5	—	(4.6)
Other	(14.2)	(9.6)	6.8

	$365.7	$306.0	$403.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 27, 2007, May 28, 2006, and May 29, 2005

Columnar Amounts in Millions Except Per Share Amounts

Income taxes paid were $436.1 million, $340.0 million, and $296.7 million in fiscal 2007, 2006, and 2005, respectively.

The tax effect of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consists of the following:

	2007		2006
	Assets	Liabilities	Assets	Liabilities
Inventory	$—	$20.9	$2.6	$—
Property, plant and equipment	—	291.0	—	400.5
Goodwill, trademarks and other intangible assets	—	399.8	—	351.8
Unrealized appreciation/depreciation on investments	—	4.5	30.9	—
Accrued expenses	40.0	—	21.4	—
Compensation related liabilities	64.7	—	48.7	—
Pension and other postretirement benefits	198.4	—	204.8	—
Other liabilities that will give rise to future tax deductions	131.2	—	121.9	—
Long-term debt	—	33.7	—	—
Capital loss carryforward	—	—	9.7	—
Foreign tax credit carryforwards	15.4	—	32.4	—
State tax credit and NOL carryforwards	22.1	—	21.8	—
Other	21.4	—	—	5.6

	493.2	749.9	494.2	757.9
Less: Valuation allowance	(48.3)	—	(47.9)	—

Net deferred taxes	$444.9	$749.9	$446.3	$757.9

At May 27, 2007 and May 28, 2006, net deferred tax assets of $147.6 million and $190.6 million, respectively, are included in prepaid expenses and other current assets. At May 27, 2007 and May 28, 2006, net deferred tax liabilities of $452.6 million and $502.2 million, respectively, are included in other noncurrent liabilities.

The reserve for income tax contingencies related to the IRS exams, state and local exams, and international tax matters was $32.2 million at May 27, 2007 and $39.1 million at May 28, 2006.

The Company has approximately $68.8 million of foreign net operating loss carryforwards ($21.3 million expire between fiscal 2008 and 2022 and $47.5 million have no expiration dates).

Substantially all of the Company’s foreign tax credits will expire between fiscal year 2013 and fiscal year 2015. State tax credits of approximately $4.3 million expire in various years ranging from fiscal 2010 to 2015.

The Company has recorded a valuation allowance for the portion of the net operating loss carryforwards, tax credit carryforwards, and other deferred tax assets it believes will not be realized. The net impact on income tax expense related to changes in the valuation allowance for fiscal 2007, 2006, and 2005 was a $0.4 million charge, a $0.9 million benefit, and a $9.1 million charge, respectively. The current year change principally relates to increases to the valuation allowances for state and foreign net operating losses and foreign capital losses, offset by decreases related to foreign tax credits and federal audit matters.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 27, 2007, May 28, 2006, and May 29, 2005

Columnar Amounts in Millions Except Per Share Amounts

During fiscal 2006, the Company, in connection with a comprehensive review of prior years’ state and foreign net operating loss carryforwards, recorded deferred tax assets of approximately $12.9 million and corresponding valuation allowances of approximately $12.6 million.

The Company has not provided U.S. deferred taxes on cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. Deferred taxes are provided for earnings of non- U.S. federal affiliates and associated companies when the Company plans to remit those earnings.

14. COMMITMENTS

The Company leases certain facilities and transportation equipment under agreements that expire at various dates. Rent expense under all operating leases for continuing operations was $165.7 million, $182.6 million, and $176.7 million in fiscal 2007, 2006, and 2005, respectively. Rent expense under operating leases for discontinued operations was $3.1 million, $10.7 million, and $17.1 million in fiscal 2007, 2006, and 2005, respectively.

A summary of noncancelable operating lease commitments for fiscal years following May 27, 2007, is as follows:

2008	$79.4
2009	73.3
2010	64.0
2011	50.8
2012	41.6
Later years	147.5

$456.6

The Company had performance bonds and other commitments and guarantees outstanding at May 27, 2007, aggregating to $34.7 million. This amount includes approximately $28 million in guarantees and other commitments the Company has made on behalf of the divested fresh beef and pork business.

15. CONTINGENCIES

In fiscal 1991, the Company acquired Beatrice Company (“Beatrice”). As a result of the acquisition and the significant pre-acquisition contingencies of the Beatrice businesses and its former subsidiaries, the consolidated post-acquisition financial statements of the Company reflect liabilities associated with the estimated resolution of these contingencies. These include various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by the Company. The litigation includes several public nuisance and personal injury suits against a number of lead paint and pigment manufacturers, including ConAgra Grocery Products and the Company as alleged successors to W. P. Fuller Co., a lead paint and pigment manufacturer owned and operated by Beatrice until 1967. Although decisions favorable to the Company have been rendered in Rhode Island, New Jersey, and Wisconsin, the Company remains a defendant in active suits in Illinois, Ohio, and California. The Illinois suit seeks class-wide relief in the form of medical monitoring for elevated levels of lead in blood. The State of Ohio and several of its municipalities seek abatement of the alleged nuisance and unspecified damages. In California, a number of cities and counties have joined in a consolidated action seeking abatement of the alleged public nuisance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 27, 2007, May 28, 2006, and May 29, 2005

Columnar Amounts in Millions Except Per Share Amounts

The environmental proceedings include litigation and administrative proceedings involving Beatrice’s status as a potentially responsible party at 36 Superfund, proposed Superfund, or state-equivalent sites; these sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. Beatrice has paid or is in the process of paying its liability share at 34 of these sites. Reserves for these matters have been established based on the Company’s best estimate of its undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The reserves for Beatrice environmental matters totaled $98.9 million as of May 27, 2007, a majority of which relates to the Superfund and state equivalent sites referenced above. Expenditures for these matters are expected to continue for a period of up to 20 years.

In certain limited situations, the Company will guarantee an obligation of an unconsolidated entity. Currently, the Company guarantees certain obligations primarily associated with leases entered into by certain of its equity method investees and divested companies. Under these arrangements, the Company is obligated to perform should the primary obligor be unable to perform. Most of these guarantees resulted from the Company’s fresh beef and pork divestiture. The remaining terms of these arrangements do not exceed eight years and the maximum amount of future payments the Company has guaranteed is approximately $32.8 million as of May 27, 2007. The Company has guaranteed the performance of the divested fresh beef and pork business with respect to a hog purchase contract. The hog purchase contract requires the fresh beef and pork business to purchase a minimum of approximately 1.2 million hogs annually through 2014. The contract stipulates minimum price commitments, based in part on market prices and, in certain circumstances, also includes price adjustments based on certain inputs. The Company does not have a liability established in its consolidated balance sheets for these arrangements as the Company has determined that performance under the guarantees is not probable.

On June 22, 2001, the Company filed an amended annual report on Form 10-K for the fiscal year ended May 28, 2000. The filing included restated financial information for fiscal years 1997, 1998, 1999, and 2000. The restatement, due to accounting and conduct matters at United Agri Products, Inc. (“UAP”), a former subsidiary, was based upon an investigation undertaken by the Company and the Audit Committee of its Board of Directors. The restatement was principally related to revenue recognition for deferred delivery sales and vendor rebates, advance vendor rebates, and bad debt reserves. The SEC issued a formal order of nonpublic investigation dated September 28, 2001. The Company cooperated with the SEC investigation, which related to the UAP matters described above, as well as other aspects of the Company’s financial statements, including the level and application of certain of the Company’s reserves.

On April 29, 2005, the Company filed an amended annual report on Form 10-K for the fiscal year ended May 30, 2004 and amended quarterly reports on Form 10-Q for the quarters ended August 29, 2004 and November 28, 2004 (the “April 2005 restatement”). The filings included restated financial information for fiscal years 2002, 2003, 2004, and the first two quarters of fiscal 2005. The restatement related to tax matters. The Company provided information to the SEC Staff relating to the facts and circumstances surrounding the restatement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 27, 2007, May 28, 2006, and May 29, 2005

Columnar Amounts in Millions Except Per Share Amounts

The Company reached an agreement with the SEC Staff concerning matters associated with these amended filings. That proposed settlement was approved by the Securities and Exchange Commission on July 17, 2007. On July 24, 2007, the SEC filed its Complaint against the Company in the United States District Court for the District of Colorado, followed by an executed Consent, which without the Company admitting or denying the allegations of the Complaint, reflects the terms of the settlement, including payment by the Company of a civil penalty of $45 million and the Company’s agreement to be permanently enjoined from violating certain provisions of the federal securities laws. Additionally, the Company made approximately $2 million in indemnity payments on behalf of former employees concluding separate settlements with the SEC. The Company recorded charges of $25 million in fiscal 2004, $21.5 million in the third quarter of fiscal 2005, and $1.2 million in the first quarter of fiscal 2007 in connection with the expected settlement of these matters.

Three purported class actions were filed in United States District Court for Nebraska, Rantala v. ConAgra Foods, Inc., et. al., Case No. 805CV349, and Bright v. ConAgra Foods, Inc., et. al., Case No. 805CV348 on July 18, 2005, and Boyd v. ConAgra Foods, Inc., et. al., Case No. 805CV386 on August 8, 2005. The lawsuits are against the Company and its directors and its employee benefits committee on behalf of participants in the Company’s employee retirement income savings plans. The lawsuits allege violations of the Employee Retirement Income Security Act (ERISA) in connection with the events resulting in the Company’s April 2005 restatement of its financial statements and related matters. The Company has reached a tentative settlement with the plaintiffs in these actions subject to court approval. The settlement includes a $4 million payment, most of which will be paid by an insurer. The Company has also agreed to make certain prospective changes to its benefit plans as part of the settlement.

The Company is party to a number of lawsuits and claims arising out of the operation of its business, including lawsuits and claims related to the February 2007 recall of its peanut butter products. On June 28, 2007, officials from the Food and Drug Administration’s Office of Criminal Investigations executed a search warrant at the Company’s peanut butter manufacturing facility in Sylvester, Georgia, which had been closed since the initiation of the recall, to obtain a variety of records and information relating to plant operations. The Company is cooperating with officials in regard to the investigation.

After taking into account liabilities recorded for all of the foregoing matters, management believes the ultimate resolution of such matters should not have a material adverse effect on the Company’s financial condition, results of operations, or liquidity. Costs of legal services are recognized in earnings as services are provided.

16. DERIVATIVE FINANCIAL INSTRUMENTS

Commodity and Derivatives Trading—The Company, in its Trading and Merchandising reporting segment, engages in trading of commodities and related derivative instruments in the normal course of business.

The Company uses exchange-traded futures and options contracts and over-the-counter option contracts as components of trading and merchandising strategies. Exchange-traded futures and options contracts, over-the-counter option contracts, forward cash purchase contracts, and forward cash sales contracts of energy and agricultural commodities, used in its Trading and Merchandising segment, are valued at market price. Changes in the market value of forward cash purchase and sales contracts, exchange-traded futures and options contracts, and over-the-counter option contracts are recognized in earnings immediately. Unrealized gains and losses on forward cash purchase contracts, forward cash sales contracts, exchange-traded futures and options contracts, and over-the-counter option contracts represent the fair value of such instruments. Unrealized gains are included in the Company’s balance sheets in prepaid and other current assets and unrealized losses are included in other accrued liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 27, 2007, May 28, 2006, and May 29, 2005

Columnar Amounts in Millions Except Per Share Amounts

Commodity Price Management—The Company is subject to raw material price fluctuations caused by supply conditions, weather, economic conditions, and other factors. Generally, the Company utilizes commodity futures and options contracts to reduce the volatility of commodity input prices on items such as natural gas, vegetable oils, proteins, dairy, grains, and electricity.

For derivatives designated as a hedge of an anticipated transaction (e.g., future purchase of commodity inputs), changes in the fair value of the derivatives are deferred in the balance sheet within accumulated other comprehensive income to the extent the hedge is effective in mitigating the exposure to the related anticipated transaction. Any ineffectiveness associated with the hedge is recognized immediately in the statement of earnings. Amounts deferred within accumulated other comprehensive income are recognized in the statement of earnings in the same period during which the hedged transaction affects earnings (e.g., when hedged inventory is sold). If it is determined that the occurrence of an anticipated transaction is no longer probable, amounts deferred in accumulated other comprehensive income are immediately recognized in the statement of earnings.

Foreign Currency Management—In order to reduce exposures related to changes in foreign currency exchange rates, the Company, when deemed prudent, enters into forward exchange or option contracts for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities.

Hedges of anticipated foreign currency-denominated transactions are designated as cash flow hedges. The gains and losses associated with these hedges are deferred in accumulated other comprehensive income until the forecasted transaction impacts earnings. Forward exchange and option contracts are also used to hedge firm commitment transactions denominated in a currency other than the applicable functional currency. The firm commitments and foreign currency hedges are both recognized at fair value within prepaid expenses and other current assets or other accrued liabilities. Gains and losses associated with firm commitment and foreign currency hedges are recognized within net sales, cost of goods sold, or selling, general and administrative expenses, depending on the nature of the transaction. Foreign currency derivatives that the Company has elected not to account for under hedge accounting are recorded immediately in earnings within sales, cost of goods sold, or selling, general and administrative expenses, depending on the nature of the transaction.

Interest Rate Management—In order to reduce exposures related to changes in interest rates, the Company may use derivative instruments, including interest rate swaps. During fiscal 2004, the Company closed out all $2.5 billion of its interest rate swap agreements in order to lock-in existing favorable interest rates. These interest rate swap agreements were previously put in place as a strategy to hedge interest costs associated with long-term debt. For financial statement and tax purposes, the proceeds received upon termination of the interest rate swap agreements are being recognized over the term of the debt instruments originally hedged.

Of the $2.5 billion (notional amount) interest rate swaps closed out in fiscal 2004, $2 billion of the interest rate swaps had been used to effectively convert certain of the Company’s fixed rate debt into floating rate debt. These interest rate swaps were accounted for as fair value hedges and resulted in no recognition of ineffectiveness in the statement of earnings as the interest rate swaps’ provisions matched the applicable provisions of the hedged debt. The remaining $500 million portion of the Company’s interest rate swaps was used to hedge certain of the Company’s forecasted interest payments on floating rate debt for the period from 2005 through 2011. These interest rate swaps were accounted for as cash flow hedges with gains and losses deferred in accumulated other comprehensive income, to the extent the hedge was effective. During fiscal 2005, the Company determined it was no longer probable that the related floating rate debt would be issued and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 27, 2007, May 28, 2006, and May 29, 2005

Columnar Amounts in Millions Except Per Share Amounts

therefore the Company recognized approximately $13.6 million of additional interest expense associated with this interest rate swap. Overall, the Company’s net interest expense was reduced by $3.6 million, $11.5 million, and $27.5 million in fiscal 2007, 2006, and 2005, respectively, due to the net impact of previously closed interest rate swap agreements.

The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. As of May 27, 2007 and May 28, 2006, the fair value of derivatives recognized within prepaid expenses and other current assets was $360.0 million and $401.1 million, respectively, while the amount recognized within other accrued liabilities was $233.2 million and $283.5 million, respectively. As of May 27, 2007 and May 28, 2006, there were no significant derivative-related amounts recognized in discontinued operations.

For fiscal 2007, 2006 and 2005, the ineffectiveness associated with derivatives designated as cash flow and fair value hedges from continuing operations was a loss of $3.4 million, a gain of $4.8 million, and a loss of $0.1 million, respectively. Hedge ineffectiveness is recognized within net sales, cost of goods sold or interest expense, depending on the nature of the hedge. The Company does not exclude any component of the hedging instrument’s gain or loss when assessing effectiveness.

Generally, the Company hedges a portion of its anticipated consumption of commodity inputs for periods ranging from 12 to 36 months. The Company may enter into longer-term hedges on particular commodities if deemed appropriate. As of May 27, 2007, the Company had hedged certain portions of its anticipated consumption of commodity inputs through March 2008.

As of May 27, 2007 and May 28, 2006 the net deferred gain or loss recognized in accumulated other comprehensive income was a $4.9 million gain and a $14.3 million gain, net of tax, respectively. The Company anticipates a gain of $4.9 million, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings over the next 12 months.

17. PENSION AND POSTRETIREMENT BENEFITS

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

On May 27, 2007, the Company adopted SFAS No. 158 which requires that the Company recognize the overfunded or underfunded status of its plans as an asset or liability on its consolidated balance sheet. Subsequent changes in the funded status will be recognized through comprehensive income in the year in which they occur. SFAS No. 158 also requires that, beginning in fiscal 2009, the Company’s assumptions used to measure its annual pension and retiree medical expenses be determined as of the balance sheet date, and all plan assets and liabilities be reported as of that date. In accordance with SFAS No. 158, prior year amounts have not been adjusted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 27, 2007, May 28, 2006, and May 29, 2005

Columnar Amounts in Millions Except Per Share Amounts

The impact of the adoption of SFAS No. 158 on individual line items within the consolidated balance sheet as of May 27, 2007 was as follows:

	Before Application of SFAS No. 158	Adjustments Increase (Decrease)	After Application of SFAS No. 158
Brands, trademarks, and other intangibles, net	$785.9	$(9.9)	$776.0
Other assets	267.7	17.7	285.4
Other accrued liabilities	1,210.6	(13.4)	1,197.2
Other noncurrent liabilities	1,082.8	68.9	1,151.7
Accumulated other comprehensive (income) loss, net of tax	41.6	(47.5)	(5.9)
Total common stockholders’ equity	4,630.4	(47.5)	4,582.9

The changes in benefit obligations and plan assets at February 28, 2007 and 2006 were as follows:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Change in Benefit Obligation
Benefit obligation at beginning of year	$2,331.4	$2,237.5	$399.6	$411.7
Service cost	55.4	63.7	1.5	2.5
Interest cost	130.6	125.6	20.6	21.5
Plan participants’ contributions	—	—	8.1	7.3
Amendments	6.6	5.2	—	(8.1)
Actuarial (gain) loss	(17.1)	5.4	41.3	22.1
Dispositions	—	3.1	—	(2.1)
Curtailments	—	—	(14.5)	—
Other	0.3	0.3	0.1	0.2
Benefits paid	(121.6)	(109.4)	(46.6)	(55.5)

Benefit obligation at end of year	$2,385.6	$2,331.4	$410.1	$399.6

Change in Plan Assets
Fair value of plan assets at beginning of year	$1,961.4	$1,892.5	$5.2	$5.9
Actual return on plan assets	251.7	166.0	0.3	0.1
Employer contributions	176.8	30.8	37.8	47.4
Plan participants’ contributions	—	—	8.1	7.3
Investment and administrative expenses	(13.7)	(18.8)	—	—
Other	0.1	0.3	—	—
Benefits paid	(121.6)	(109.4)	(46.6)	(55.5)

Fair value of plan assets at end of year	$2,254.7	$1,961.4	$4.8	$5.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 27, 2007, May 28, 2006, and May 29, 2005

Columnar Amounts in Millions Except Per Share Amounts

The funded status and amounts recognized in the Company’s consolidated balance sheets at May 27, 2007 and May 28, 2006 were:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Funded status	$(130.9)	$(370.0)	$(405.3)	$(394.4)
Unrecognized actuarial loss	—	181.9	—	121.6
Unrecognized prior service cost	—	18.2	—	(76.5)
Unrecognized transition amount	—	—	—	—
Fourth quarter employer contribution	2.0	6.5	13.1	9.0

Accrued benefit cost	$(128.9)	$(163.4)	$(392.2)	$(340.3)

Amounts Recognized in Consolidated Balance Sheets

Intangible asset	$—	$19.3	$—	$—
Other assets	17.7	—	—	—
Other accrued liabilities	(6.3)	(62.7)	(36.1)	(41.8)
Other noncurrent liabilities	(140.3)	(229.0)	(356.1)	(298.5)
Accumulated other comprehensive loss	62.7	109.0	83.8	—

Net amount recognized	$(66.2)	$(163.4)	$(308.4)	$(340.3)

Amounts Recognized in Accumulated Other Comprehensive Loss

Actuarial net loss	$41.2	$—	$137.9	$—
Net prior service cost (credit)	21.5	—	(54.1)	—
Minimum Pension liability	—	109.0	—	—

Total	$62.7	$109.0	$83.8	$—

Weighted-Average Actuarial Assumptions Used to Determine

Benefit Obligations At February 28

Discount rate	5.75%	5.75%	5.50%	5.50%
Long-term rate of compensation increase	4.25%	4.25%	N/A	N/A

The accumulated benefit obligation for all defined benefit pension plans was $2.3 billion and $2.2 billion at February 28, 2007 and 2006, respectively.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets at February 28, 2007 and 2006 were:

	2007	2006
Projected benefit obligation	$280.3	$2,329.2
Accumulated benefit obligation	282.2	2,223.9
Fair value of plan assets	154.2	1,958.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 27, 2007, May 28, 2006, and May 29, 2005

Columnar Amounts in Millions Except Per Share Amounts

Components of pension benefit and other postretirement benefit costs are:

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005
Service cost	$55.4	$63.7	$58.7	$1.5	$2.5	$2.8
Interest cost	130.6	125.6	123.2	20.6	21.5	26.1
Expected return on plan assets	(133.7)	(129.6)	(131.1)	(0.2)	(0.3)	(0.3)
Amortization of prior service costs	3.3	2.7	2.5	(13.0)	(12.9)	(9.6)
Amortization of transition asset	—	—	(0.2)	—	—	—
Recognized net actuarial (gain) loss	17.6	18.9	10.1	10.4	8.1	8.1
Curtailment (gain) loss	1.9	4.5	—	(9.4)	(0.6)	—

Benefit cost—Company plans	75.1	85.8	63.2	9.9	18.3	27.1
Pension benefit cost—multi-employer plans	7.7	10.5	8.0	—	—	—

Total benefit cost	$82.8	$96.3	$71.2	$9.9	$18.3	$27.1

Weighted-Average Actuarial Assumptions

Used to Determine Net Expense

Discount rate	5.75%	5.75%	6.00%	5.50%	5.50%	6.00%
Long-term rate of return on plan assets	7.75%	7.75%	7.75%	4.50%	4.50%	4.50%
Long-term rate of compensation increase	4.25%	4.25%	4.50%	N/A	N/A	N/A

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

The amounts in accumulated other comprehensive income (loss) that are expected to be recognized as components of net expense during the next year are as follows:

	Pension Benefits	Other Benefits
Prior service cost (benefit)	$3.5	$(11.6)
Losses	8.4	15.5

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 27, 2007, May 28, 2006, and May 29, 2005

Columnar Amounts in Millions Except Per Share Amounts

The Company’s pension plan weighted-average asset allocations and the Company’s target asset allocations at February 28, 2007 and 2006, by asset category are as follows:

	2007	2006	Target Allocation
Equity Securities	62%	61%	50-80%
Debt Securities	28%	27%	20-30%
Real Estate	5%	5%	0-8%
Other	5%	7%	0-20%

Total	100%	100%

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

Equity securities include common stock of the Company in the amounts of $104.1 million (5.3% of total pension plan assets) at February 28, 2006. Subsequent to February 28, 2006, pension plan consultants recommended reducing exposure to any individual stock to increase diversification of trust assets and decrease concentration and volatility associated with a single stock investment, among other considerations. This recommendation was approved by the Plan Administrator and all Company stock held in trust was acquired by the Company from the plans’ trust on May 4, 2006 in the amount of $116.2 million, which represented fair market value at the close of market on that date.

In May 2005, the Company created and funded a Voluntary Employee’s Beneficiary Trust (“VEBA”) for the purpose of funding benefit payments to participants in the Company’s postretirement benefit plans and severance payments to employees terminated under the Company’s current salaried headcount reduction. The Company contributed $0 million and $100.0 million to the VEBA in fiscal 2007 and fiscal 2006, respectively, and reflects the remaining balances of $18.6 million and $100.4 million, respectively, in prepaid and other current assets at May 27, 2007 and May 28, 2006.

Assumed health care cost trend rates have a significant effect on the benefit obligation of the postretirement plans.

Assumed Health Care Cost Trend Rates at February 28	2007	2006
Initial health care cost trend rate	9.5%	9.5%
Ultimate health care cost trend rate	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2013	2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 27, 2007, May 28, 2006, and May 29, 2005

Columnar Amounts in Millions Except Per Share Amounts

A one percentage point change in assumed health care cost rates would have the following effect:

	One Percent Increase	One Percent Decrease
Effect on total service and interest cost	$1.7	$(1.6)
Effect on postretirement benefit obligation	28.5	(25.0)

The Company currently anticipates making contributions of approximately $13.0 million to the pension plans in fiscal year 2008. This estimate is based on current tax laws, plan asset performance and liability assumptions, which are subject to change. The Company anticipates making contributions of $42.8 million to the postretirement plan in fiscal 2008.

The following table presents estimated future gross benefit payments and Medicare Part D subsidy receipts for the Company’s plans:

		Health Care and Life Insurance
	Pension Benefits	Benefit Payments	Subsidy Receipts
2008	$117.7	$43.6	$(4.2)
2009	121.7	43.7	(4.3)
2010	126.8	44.1	(4.5)
2011	132.3	44.1	(4.4)
2012	136.8	43.4	(4.3)
Succeeding 5 years	780.7	192.9	(18.8)

Certain employees of the Company are covered under defined contribution plans. The expense related to these plans was $22.9 million, $25.9 million, and $30.8 million in fiscal 2007, 2006, and 2005, respectively.

18. RELATED PARTY TRANSACTIONS

Sales to affiliates (equity method investees) of $6.2 million, $2.6 million, and $1.7 million for fiscal 2007, 2006, and 2005, respectively, are included in net sales. The Company received management fees from affiliates (equity method investees) of $14.8 million, $13.5 million, and $14.1 million in fiscal 2007, 2006, and 2005, respectively. Accounts receivable from affiliates totaled $2.5 million and $1.8 million at May 27, 2007 and May 28, 2006, respectively. Accounts payable to affiliates totaled $13.5 million and $12.2 million at May 27, 2007 and May 28, 2006, respectively.

During the first quarter of fiscal 2007, the Company sold an aircraft for proceeds of approximately $8.1 million to a company on whose board of directors one of the Company’s directors sits. The Company recognized a gain of approximately $3.0 million on the transaction.

The Company leases various buildings that are beneficially owned by Opus Corporation or entities related to Opus Corporation (the “Opus Entities”). The Opus Entities are affiliates or part of a large, national real estate development company. A member of the Company’s board of directors is a beneficial owner, officer and chairman of Opus Corporation and a director or officer of the related entities. The agreements relate to the leasing of land, buildings, and equipment for the Company in Omaha, Nebraska. The Company occupies the buildings pursuant to long term leases with Opus Corporation and other investors, which leases contain various termination rights and purchase options. The Company made rental payments of $14.4 million, $15.8 million,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 27, 2007, May 28, 2006, and May 29, 2005

Columnar Amounts in Millions Except Per Share Amounts

and $19.8 million in fiscal 2007, 2006, and 2005, respectively, to the Opus Entities. The Company has also entered into construction contracts with the Opus Entities, which relate to the construction of improvements to various properties occupied by the Company. The Company made payments of $1.3 million, $1.6 million, and $52.9 million to the Opus Entities for construction services for fiscal 2007, 2006, and 2005, respectively. The Company purchases property management services from Opus Corporation. Payments made by the Company to Opus Corporation or its affiliates for these services totaled $1.5 million and $1.4 million for fiscal 2007 and 2006, respectively.

19. BUSINESS SEGMENTS AND RELATED INFORMATION

The Company’s operations are organized into four reporting segments: Consumer Foods, Food and Ingredients, Trading and Merchandising, and International Foods. The Consumer Foods reporting segment includes branded, private label, and customized food products which are sold in various retail and foodservice channels. The products include a variety of categories (meals, entrees, condiments, sides, snacks, and desserts) across frozen, refrigerated and shelf-stable temperature classes. The Food and Ingredients reporting segment includes commercially branded foods and ingredients, which are sold principally to foodservice, food manufacturing, and industrial customers. The segment’s primary products include specialty potato products, milled grain ingredients, dehydrated vegetables, and seasonings, blends, and flavors. The Trading and Merchandising reporting segment includes the sourcing, merchandising, trading, marketing, and distribution of agricultural and energy commodities. The International Foods reporting segment includes branded food products which are sold in retail channels principally in North America, Europe, and Asia. The products include a variety of categories (meals, entrees, condiments, sides, snacks, and desserts) across frozen, refrigerated, and shelf-stable temperature classes.

Intersegment sales have been recorded at amounts approximating market. Operating profit for each segment is based on net sales less all identifiable operating expenses. General corporate expense, gain on sale of Pilgrim’s Pride Corporation common stock, net interest expense, equity method investment earnings (loss), and income taxes have been excluded from segment operations.

Operating profit for fiscal 2007 and 2006 at the Consumer Foods segment includes charges of $84.1 million and $84.6 million, respectively, related to the Company’s fiscal 2006-2008 restructuring plan. Operating profit for fiscal 2007 at the Consumer Foods segment also includes $63.6 million of costs related to the peanut butter recall reflected as a reduction of net sales of $18.1 million, an increase to cost of goods sold of $10.7 million, and an increase to selling, general and administrative expenses of $34.8 million. Operating profit for fiscal 2005 at the Consumer Foods segment includes a $17.0 million benefit for favorable legal settlements partially offset by a $10.0 million charge for an impairment of a brand and related assets.

Operating profit for fiscal 2007 at the Food and Ingredients segment includes an $8.0 million gain resulting from a legal settlement related to a fiscal 2005 fire at a production facility and a $17.9 million gain related to the sale of an oat milling facility. Operating profit for fiscal 2005 at the Food and Ingredients segment includes a $10.0 million casualty loss from a fire at a production facility and a $15.0 million charge for the impairment of a manufacturing facility.

Operating profit for fiscal 2007 at the International Foods segment includes $2.2 million of costs related to the peanut butter recall and a $3.6 million gain on the sale of a certain international right for one of its brands. Operating profit for fiscal 2006 at the International Foods segment includes a $6.5 million charge related to a plant closure.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 27, 2007, May 28, 2006, and May 29, 2005

Columnar Amounts in Millions Except Per Share Amounts

General corporate expenses for fiscal 2007 include:

•	charges of $18.2 million related to the Company’s fiscal 2006-2008 restructuring plan,

•	charges of $21.4 million related to additional compensation expense from expensing stock options (due to the Company’s adoption of SFAS No. 123R),

•	a benefit of $5.3 million resulting from a legal settlement, and

•	income of $7.4 million resulting from a favorable resolution of franchise tax matters.

General corporate expenses for fiscal 2006 include:

•	charges of $82.9 million related to the impairment of a note receivable from Swift & Company,

•	charges of $39.3 million related to the Company’s fiscal 2006-2008 restructuring plan,

•	charges of $30.3 million related to early retirement of debt,

•	charges of approximately $19 million for the accelerated recognition of compensation in connection with the transition of certain executives, and

•	a charge of $17 million related to patent-related litigation.

General corporate expenses for fiscal 2005 include charges of $22.0 million related to early retirement of debt and a charge of $21.5 million in relation to the pending matter with the SEC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 27, 2007, May 28, 2006, and May 29, 2005

Columnar Amounts in Millions Except Per Share Amounts

	2007	2006	2005
Sales to unaffiliated customers
Consumer Foods	$6,485.3	$6,504.4	$6,597.8
Food and Ingredients	3,481.7	3,188.6	2,985.8
Trading and Merchandising	1,455.2	1,185.8	1,224.3
International Foods	606.0	603.2	575.9

Total	$12,028.2	$11,482.0	$11,383.8

Intersegment sales
Consumer Foods	$89.7	$153.9	$99.6
Food and Ingredients	185.4	198.6	204.1
Trading and Merchandising	9.7	19.8	35.7
International Foods	0.1	—	—

	284.9	372.3	339.4
Intersegment elimination	(284.9)	(372.3)	(339.4)

Total	$—	$—	$—

Sales
Consumer Foods	$6,575.0	$6,658.3	$6,697.4
Food and Ingredients	3,667.1	3,387.2	3,189.9
Trading and Merchandising	1,464.9	1,205.6	1,260.0
International Foods	606.1	603.2	575.9
Intersegment elimination	(284.9)	(372.3)	(339.4)

Total net sales	$12,028.2	$11,482.0	$11,383.8

Operating profit
Consumer Foods	$847.9	$828.3	$934.0
Food and Ingredients	438.6	363.6	310.0
Trading and Merchandising	317.1	188.8	211.7
International Foods	63.4	62.1	62.1

Total operating profit	1,667.0	1,442.8	1,517.8

General corporate expenses	(436.3)	(555.3)	(402.2)
Gain on sale of Pilgrim’s Pride Corporation common stock	—	329.4	185.7
Interest expense, net	(225.6)	(272.0)	(314.0)
Income tax expense	(365.7)	(306.0)	(403.7)
Equity method investment earnings (loss)	44.4	(49.6)	(24.9)

Income from continuing operations	683.8	589.3	558.7
Income (loss) from discontinued operations, net of tax	80.8	(55.5)	82.8

Net income	$764.6	$533.8	$641.5

Identifiable assets
Consumer Foods	$6,404.2	$6,269.6	$6,572.6
Food and Ingredients	1,744.6	1,603.8	1,586.6
Trading and Merchandising	1,739.7	1,478.2	1,357.8
International Foods	361.8	352.0	357.4
Corporate	1,585.2	1,572.7	1,782.6
Held for sale	—	694.1	1,385.8

Total	$11,835.5	$11,970.4	$13,042.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 27, 2007, May 28, 2006, and May 29, 2005

Columnar Amounts in Millions Except Per Share Amounts

	2007	2006	2005
Additions to property, plant and equipment
Consumer Foods	$203.5	$91.0	$135.3
Food and Ingredients	102.3	75.1	76.4
Trading and Merchandising	37.7	10.8	24.4
International Foods	8.0	2.9	4.7
Corporate	73.1	83.6	141.2

Total	$424.6	$263.4	$382.0

Depreciation and amortization
Consumer Foods	$174.6	$145.9	$141.1
Food and Ingredients	67.7	69.2	72.0
Trading and Merchandising	9.7	9.9	12.8
International Foods	3.0	3.5	5.1
Corporate	91.0	82.7	55.9

Total	$346.0	$311.2	$286.9

At May 27, 2007, ConAgra Foods and its subsidiaries had approximately 24,500 employees, primarily in the United States. Approximately 13,000 of the Company’s employees are parties to collective bargaining agreements. The collective bargaining agreements to which approximately 5,000 of the Company’s employees are parties are scheduled to expire during fiscal 2008.

The operations of the Company are principally in the United States. Operations outside of the United States are worldwide with no single foreign country or geographic region being significant to consolidated operations. Foreign net sales, including sales by domestic segments to customers located outside of the United States, were approximately $1.3 billion, $1.3 billion, and $1.2 billion in fiscal 2007, 2006, and 2005, respectively. The Company's long-lived assets located outside of the United States are not significant.

The Company's largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 13%, 12%, and 11% of consolidated net sales for fiscal 2007, 2006, and 2005, respectively, primarily in the Consumer Foods segment.

Wal-Mart Stores, Inc. and its affiliates accounted for approximately 9% and 11% of consolidated net receivables for fiscal 2007 and 2006, respectively, primarily in the Consumer Foods segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 27, 2007, May 28, 2006, and May 29, 2005

Columnar Amounts in Millions Except Per Share Amounts

20. QUARTERLY FINANCIAL DATA (Unaudited)

(in millions, except per share amounts)

	2007				2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$2,688.6	$3,088.7	$2,918.4	$3,332.5	$2,673.8	$3,002.0	$2,861.8	$2,944.4
Gross profit	663.0	810.3	775.0	890.2	670.7	731.4	719.4	701.9
Income from continuing operations	108.5	201.3	186.5	187.5	319.2	116.2	97.7	56.2
Income (loss) from discontinued operations	58.2	12.0	6.1	4.5	28.1	36.3	(122.9)	3.0

Net income	$166.7	$213.3	$192.6	$192.0	$347.3	$152.5	$(25.2)	$59.2

Earnings per share[1]:
Basic earnings per share
Income from continuing operations	$0.21	$0.40	$0.37	$0.38	$0.62	$0.22	$0.19	$0.11
Income (loss) from discontinued operations	0.12	0.02	0.01	0.01	0.05	0.07	(0.24)	—

Net income	$0.33	$0.42	$0.38	$0.39	$0.67	$0.29	$(0.05)	$0.11

Diluted earnings per share
Income from continuing operations	$0.21	$0.39	$0.37	$0.38	$0.61	$0.22	$0.19	$0.11
Income (loss) from discontinued operations	0.12	0.03	0.01	0.01	0.06	0.07	(0.24)	—

Net income	$0.33	$0.42	$0.38	$0.39	$0.67	$0.29	$(0.05)	$0.11

Dividends declared per common share	$0.1800	$0.1800	$0.1800	$0.1800	$0.2725	$0.2725	$0.2725	$0.1800
Share price:
High	$23.72	$26.15	$27.52	$25.67	$26.15	$24.75	$21.80	$23.26
Low	21.25	23.17	25.24	24.13	22.15	21.94	20.05	19.50

[1]

Basic and diluted earnings per share are calculated independently for each of the quarters presented. Accordingly, the sum of the quarterly earnings per share amounts may not agree with the total year.

21. SUBSEQUENT EVENT

On July 23, 2007, the Company acquired Alexia Foods, Inc. (“Alexia Foods”), a privately held natural food company, head quartered in Long Island City, New York, for approximately $50 million in cash. Alexia Foods offers premium natural and organic from potato products, appetizers, and artison breads.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ConAgra Foods, Inc.:

We have audited the accompanying consolidated balance sheets of ConAgra Foods, Inc. and subsidiaries (the “Company”) as of May 27, 2007 and May 28, 2006, and the related consolidated statements of earnings, comprehensive income, common stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 27, 2007 and May 28, 2006, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in notes 1, 12, and 17 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), during the year ended May 27, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of May 27, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 25, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Omaha, Nebraska

July 25, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

ConAgra Foods, Inc.

Omaha, Nebraska

We have audited the accompanying consolidated statements of earnings, comprehensive income, common stockholders’ equity and cash flows of ConAgra Foods, Inc. and subsidiaries (the “Company”) for the fiscal year ended May 29, 2005. Our audit also included the financial statement schedule for the fiscal year ended May 29, 2005 listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements of ConAgra Foods, Inc. and subsidiaries present fairly, in all material respects, the results of their operations and their cash flows for the fiscal year ended May 29, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the fiscal year ended May 29, 2005, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska

August 11, 2005 (July 28, 2006 as to Note 19 and November 16, 2006 as to the effects of discontinued operations as discussed in Note 2)

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

During the 2005 fiscal year, there were no disagreements with Deloitte & Touche on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Deloitte & Touche’s satisfaction, would have caused Deloitte & Touche to make reference to the subject matter of the disagreement in connection with its report on the Company’s consolidated financial statements for such year. There were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K except for a material weakness in internal control with respect to accounting for income taxes as reported by the Company in its Annual Report to Stockholders for the fiscal year ended May 29, 2005, incorporated herein by reference.

On July 15, 2005, the Audit Committee approved the engagement of KPMG LLP to audit the Company’s financial statements for the fiscal year ending May 28, 2006.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of May 27, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated any change in the Company’s internal control over financial reporting that occurred during the quarter covered by this report and determined that there was no change in the Company’s internal controls over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, such internal controls.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of ConAgra Foods is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. ConAgra Foods’ internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. ConAgra Foods’ internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of ConAgra Foods; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of ConAgra Foods are being made only in accordance with the authorization of management and directors of ConAgra Foods; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of ConAgra Foods’ assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of the changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

With the participation of ConAgra Foods’ Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of ConAgra Foods’ internal control over financial reporting as of May 27, 2007. In making this assessment, management used criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management concluded that, as of May 27, 2007, the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management’s assessment of the effectiveness of ConAgra Foods’ internal control over financial reporting as of May 27, 2007 has been audited by KPMG LLP, an independent registered public accounting firm. Their report, below, expresses an unqualified opinion on management’s assessment and on the effectiveness of ConAgra Foods’ internal control over financial reporting as of May 27, 2007.

/s/ GARY M. RODKIN	/s/ ANDRE J. HAWAUX
Gary M. Rodkin	Andre J. Hawaux
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
July 25, 2007	July 25, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ConAgra Foods, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that ConAgra Foods, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of May 27, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of May 27, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 27, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of May 27, 2007 and May 28, 2006, and the related consolidated statements of earnings, comprehensive income, common stockholders’ equity, and cash flows for the years then ended, and our report dated July 25, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Omaha, Nebraska

July 25, 2007

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to Directors of the Company will be set forth in the 2007 Proxy Statement under the headings “Proposal #1: Election of Directors–Nominees and Continuing Directors,” and the information is incorporated herein by reference.

Information regarding the executive officers of the Company is included in Part I of this Form 10-K, as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by the Company’s Directors, executive officers, and holders of more than ten percent of the Company’s equity securities will be set forth in the 2007 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” and the information is incorporated herein by reference.

Information with respect to the Audit Committee and the Audit Committee’s financial experts will be set forth in the 2007 Proxy Statement under the heading “Board of Directors–Board Committees,” and the information is incorporated herein by reference.

The Company has adopted a code of ethics that applies to its Chief Executive Officer, Chief Financial Officer, and Controller. This code of ethics is available on the Company’s website at www.conagrafoods.com through the “Investors” link. If the Company makes any amendments to this code other than technical, administrative, or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to the Company’s Chief Executive Officer, Chief Financial Officer, or Controller, the Company will disclose the nature of the amendment or waiver, its effective date, and to whom it applies on its website, www.conagrafoods.com through the “Investors” link.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to executive compensation and the Company’s Human Resources Committee will be set forth in the 2007 Proxy Statement under the headings “Board of Directors—Director Compensation,” “Board of Directors–Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation,” and the information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management will be set forth in the 2007 Proxy Statement under the headings “Voting Securities of Directors, Officers, and Greater than 5% owners,” and the information is incorporated herein by reference.

The following table gives information about Company common stock that may be issued upon the exercise of options, warrants, and rights under existing equity compensation plans as of May 27, 2007.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (1) (a)	Weighted- average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	30,595,860	$22.08	29,365,332

Equity compensation plans not approved by security holders	—	—	—

Total	30,595,860	$22.08	29,365,332

(1)	This table does not include outstanding options for 12,093 shares at a weighted average exercise price of $13.0649 per share; these options were assumed in connection with an acquisition in fiscal 2001. No additional awards can be granted under the plan under which these options were originally issued. Column (a) includes 1,708,000 shares that could be issued under performance shares outstanding at May 27, 2007. The performance shares are earned and common stock issued if pre-set financial objectives are met. Actual shares issued may be equal to, less than or greater than the number of outstanding performance shares included in Column (a), depending on actual performance. Column (b) does not take these awards into account.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to Director independence and certain relationships and related transactions will be set forth in the 2007 Proxy Statement under the headings “Board of Directors—Board Independence,” and “Board of Directors—Related Party Transactions,” and the information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to the principal accountant will be set forth in the 2007 Proxy Statement under the heading “Proposal #2: Ratification of Appointment of Independent Auditor,” and the information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a) List of documents filed as part of this report:

1.	Financial Statements

All financial statements of the Company as set forth under Item 8 of this report on Form 10-K.

2.	Financial Statement Schedules

Schedule Number	Description	Page Number
S-II	Valuation and Qualifying Accounts	99
	Report of Independent Registered Public Accounting Firm	100

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements, notes thereto.

3.	Exhibits

All exhibits as set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ConAgra Foods, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ConAgra Foods, Inc.

/s/ GARY M. RODKIN
Gary M. Rodkin
President and Chief Executive Officer
July 25, 2007

/s/ ANDRE J. HAWAUX
Andre J. Hawaux
Executive Vice President and Chief Financial Officer
July 25, 2007

/s/ JOHN F. GEHRING
John F. Gehring
Senior Vice President and Corporate Controller
July 25, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of July, 2007.

Gary M. Rodkin*	Director
Mogens C. Bay*	Director
Stephen G. Butler*	Director
John T. Chain, Jr.*	Director
Steven F. Goldstone*	Director
Alice B. Hayes*	Director
W.G. Jurgensen*	Director
Ruth Ann Marshall*	Director
Mark H. Rauenhorst*	Director
Carl E. Reichardt*	Director
Ronald W. Roskens*	Director
Andrew J. Schindler*	Director
Kenneth E. Stinson*	Director

*	Andre J. Hawaux, by signing his name hereto, signs this annual report on behalf of each person indicated. A Power-of-Attorney authorizing Andre J. Hawaux to sign this annual report on Form 10-K on behalf of each of the indicated Directors of ConAgra Foods, Inc. has been filed herein as Exhibit 24.

By:	/s/ ANDRE J. HAWAUX
Andre J. Hawaux
Attorney-In-Fact

Schedule II

CONAGRA FOODS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

For the Fiscal Years ended May 27, 2007, May 28, 2006, and May 29, 2005

($ in millions)

		Additions (Deductions)
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other		Deductions from Reserves		Balance at Close of Period
Year ended May 27, 2007
Allowance for doubtful receivables	$27.8	2.1	1.2	[2]	5.6	[1]	$25.5
Year ended May 28, 2006
Allowance for doubtful receivables	$30.1	4.9	0.7	[2]	7.9	[1]	$27.8
Year ended May 29, 2005
Allowance for doubtful receivables	$25.4	3.4	5.0	[2]	3.7	[1]	$30.1

(1)	Bad debts charged off, less recoveries.
(2)	Changes to reserve accounts related primarily to acquisitions and dispositions of businesses and foreign currency translation adjustments.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ConAgra Foods, Inc.:

Under date of July 25, 2007, we reported on the consolidated balance sheets of ConAgra Foods, Inc. and subsidiaries (the “Company”) as of May 27, 2007 and May 28, 2006, and the related consolidated statements of earnings, comprehensive income, common stockholders’ equity, and cash flows for the years then ended, which are included in this May 27, 2007 Form 10-K of ConAgra Foods, Inc. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in notes 1, 12, and 17 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), during the year ended May 27, 2007.

/s/ KPMG LLP

Omaha, Nebraska

July 25, 2007

EXHIBIT INDEX

Number	Description

3.1	ConAgra Foods’ Certificate of Incorporation, as restated, incorporated herein by reference to Exhibit 3.1 of ConAgra Foods’ current report on Form 8-K dated December 1, 2005

3.2	Amended and Restated By-Laws of ConAgra Foods, Inc., incorporated herein by reference to Exhibit 3 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended August 27, 2006

*10.1	Form of Agreement between ConAgra Foods and its executives, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ current report on Form 8-K dated March 31, 2006

*10.2	ConAgra Foods Non-Qualified CRISP Plan, as amended and restated, incorporated herein by reference to Exhibit 10.2 of ConAgra Foods’ current report on Form 8-K dated September 22, 2005

*10.3	ConAgra Foods Non-Qualified Pension Plan, as amended and restated, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ current report on Form 8-K dated September 22, 2005

*10.4	ConAgra Foods Supplemental Pension and CRISP Plan for Change of Control, incorporated herein by reference to Exhibit 10.5 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 30, 2004

*10.5	ConAgra Foods Incentives and Deferred Compensation Change of Control Plan, incorporated herein by reference to Exhibit 10.6 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 30, 2004

*10.6	ConAgra Foods 1990 Stock Plan, incorporated herein by reference to Exhibit 10.6 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 29, 2005

*10.7	ConAgra Foods 1995 Stock Plan, incorporated herein by reference to Exhibit 10.7 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 29, 2005

*10.8	ConAgra Foods 2000 Stock Plan, incorporated herein by reference to Exhibit 10.8 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 29, 2005

*10.9	Amendment dated May 2, 2002 to ConAgra Foods Stock Plans and other Plans, incorporated herein by reference to Exhibit 10.10 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 26, 2002

*10.10	ConAgra Foods 2006 Stock Plan, incorporated herein by reference to Exhibit 10.10 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 28, 2006

*10.10.1	Form of Stock Option Agreement for Non-Employee Directors (ConAgra Foods 2006 Stock Plan), incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ current report on Form 8-K dated October 3, 2006

*10.10.2	Form of Stock Option Agreement for Employees (ConAgra Foods 2006 Stock Plan), incorporated herein by reference to Exhibit 10.25 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 26, 2006

*10.10.3	Form of Restricted Stock Award Agreement (ConAgra Foods 2006 Stock Plan), incorporated herein by reference to Exhibit 10.26 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 26, 2006

*10.10.4	Form of Restricted Stock Unit Agreement (ConAgra Foods 2006 Stock Plan), incorporated herein by reference to Exhibit 10.27 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 26, 2006

*10.11	ConAgra Foods Directors’ Unfunded Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.11 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 28, 2006

*10.12	ConAgra Foods Voluntary Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.12 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 28, 2006

Number	Description

*10.13	Form of Stock Option Agreement, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended August 29, 2004

*10.14	Employment Agreement between ConAgra Foods and Gary M. Rodkin, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ current report on Form 8-K dated August 31, 2005

*10.15	Stock Option Agreement between ConAgra Foods and Gary M. Rodkin, incorporated herein by reference to Exhibit 10.2 of ConAgra Foods’ current report on Form 8-K dated August 31, 2005

*10.16	Employment Agreement between ConAgra Foods and Robert Sharpe, incorporated herein by reference to Exhibit 10.2 of ConAgra Foods’ current report on Form 8-K dated July 13, 2006

*10.17	Employment Agreement and amendments thereto between ConAgra Foods and Bruce C. Rohde, incorporated herein by reference to Exhibit 10.13 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 26, 2002

*10.18	Agreement between ConAgra Foods and Bruce C. Rohde, incorporated herein by reference to Exhibit 10.3 of ConAgra Foods’ current report on Form 8-K dated September 22, 2005

*10.19	Summary of Employment Terms between ConAgra Foods and Frank S. Sklarsky, incorporated herein by reference to Exhibit 10.13 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 29, 2005

*10.20	Employment and Separation Agreement between ConAgra Foods and Frank S. Sklarsky, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ current report on Form 8-K dated July 13, 2006

*10.21	Summary of Director Compensation Program

*10.22	ConAgra Foods 2004 Executive Incentive Plan, incorporated by reference to Exhibit 10.18 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 30, 2004

10.23	Long-Term Revolving Credit Agreement between ConAgra Foods and the banks that have signed the agreement, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ current report on Form 8-K dated December 16, 2005

10.23.1	Extension Letter for Long-Term Revolving Credit Agreement between ConAgra Foods and the banks that have signed the agreement, incorporated herein by reference to Exhibit 10.23.1 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 26, 2006

*10.24	Letter agreement between ConAgra Foods and Andre Hawaux, dated October 9, 2006

*10.25	Employment and Separation Agreement between ConAgra Foods and Jacqueline McCook, dated February 26, 2007

*10.26	Transition Agreement between ConAgra Foods and Owen C. Johnson, dated July 18, 2007

12	Statement regarding computation of ratio of earnings to fixed charges

21	Subsidiaries of ConAgra Foods, Inc.

23.1	Consent of KPMG LLP

23.2	Consent of Deloitte & Touche LLP

24	Powers of Attorney

31.1	Section 302 Certificate

31.2	Section 302 Certificate

32.1	Section 906 Certificates

* Management contract or compensatory plan.

Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to ConAgra Foods’ long-term debt are not filed with this Form 10-K. ConAgra Foods will furnish a copy of any such long-term debt agreement to the Securities and Exchange Commission upon request.