Form 10-Q
period 2007-08-26
CONAGRA FOODS INC /DE/
filed 2007-10-03
CIK 23217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 26, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-7275

CONAGRA FOODS, INC.

(Exact name of registrant as specified in charter)

Delaware	47-0248710
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One ConAgra Drive, Omaha, Nebraska	68102-5001
(Address of principal executive offices)	(Zip Code)

(402) 595-4000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

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

Number of shares outstanding of issuer’s common stock, as of September 23, 2007, was 487,254,571.

Part I—Financial Information

Item 1. Condensed Consolidated Financial Statements

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions except per share amounts)

(unaudited)

	Thirteen weeks ended
	August 26, 2007	August 27, 2006
Net sales	$2,955.6	$2,688.6
Costs and expenses:
Cost of goods sold	2,241.5	2,025.6
Selling, general and administrative expenses	405.0	437.2
Interest expense, net	58.5	58.0

Income from continuing operations before income taxes and equity method investment earnings	250.6	167.8
Income tax expense	87.4	61.5
Equity method investment earnings	12.3	2.2

Income from continuing operations	175.5	108.5
Income (loss) from discontinued operations, net of tax	(0.1)	58.2

Net income	$175.4	$166.7

Earnings per share—basic
Income from continuing operations	$0.36	$0.21
Income (loss) from discontinued operations	—	0.12

Net income	$0.36	$0.33

Earnings per share—diluted
Income from continuing operations	$0.36	$0.21
Income (loss) from discontinued operations	—	0.12

Net income	$0.36	$0.33

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(unaudited)

	Thirteen weeks ended
	August 26, 2007	August 27, 2006
Net income	$175.4	$166.7
Other comprehensive income (loss):
Net derivative adjustment, net of tax	(0.7)	3.4
Unrealized gain (loss) on available-for-sale securities, net of tax:
Unrealized holding gains arising during the period	0.3	0.3
Reclassification adjustment for gains included in net income	(3.8)	(1.4)
Currency translation adjustment:
Unrealized translation gains arising during the period	8.0	2.0
Pension and postretirement healthcare liabilities, net of tax	1.7	1.1

Comprehensive income	$180.9	$172.1

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions except share data)

(unaudited)

	August 26, 2007	May 27, 2007	August 27, 2006
ASSETS
Current assets
Cash and cash equivalents	$298.4	$735.2	$695.3
Receivables, less allowance for doubtful accounts of $25.3, $25.5, and $26.3	1,301.1	1,203.1	1,156.1
Inventories	2,522.6	2,348.5	2,123.1
Prepaid expenses and other current assets	896.6	719.2	750.2
Current assets held for sale	—	—	219.8

Total current assets	5,018.7	5,006.0	4,944.5

Property, plant and equipment	5,096.8	5,079.6	4,828.1
Less accumulated depreciation	(2,725.4)	(2,758.4)	(2,615.2)

Property, plant and equipment, net	2,371.4	2,321.2	2,212.9

Goodwill	3,493.9	3,446.9	3,444.6
Brands, trademarks and other intangibles, net	775.9	776.0	797.4
Other assets	294.9	285.4	228.3
Noncurrent assets held for sale	—	—	365.4

	$11,954.8	$11,835.5	$11,993.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable	$124.8	$21.3	$8.2
Current installments of long-term debt	17.7	18.2	421.8
Accounts payable	1,239.2	1,108.1	892.2
Other accrued liabilities	1,345.8	1,533.3	1,619.1
Current liabilities held for sale	—	—	2.7

Total current liabilities	2,727.5	2,680.9	2,944.0

Senior long-term debt, excluding current installments	3,220.1	3,220.0	2,752.0
Subordinated debt	200.0	200.0	400.0
Other noncurrent liabilities	1,211.6	1,151.7	1,190.6

Total liabilities	7,359.2	7,252.6	7,286.6

Commitments and contingencies (Note 10)
Common stockholders’ equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 566,618,849, 566,410,152, and 566,239,287	2,833.2	2,832.2	2,831.2
Additional paid-in capital	819.4	816.8	772.3
Retained earnings	2,932.4	2,856.0	2,529.6
Accumulated other comprehensive income (loss)	1.2	(5.9)	(16.5)
Less treasury stock, at cost, 79,463,052, 76,631,063, and 57,025,528 common shares	(1,990.6)	(1,916.2)	(1,410.1)

Total common stockholders’ equity	4,595.6	4,582.9	4,706.5

	$11,954.8	$11,835.5	$11,993.1

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Thirteen weeks ended
	August 26, 2007	August 27, 2006
Cash flows from operating activities:
Net income	$175.4	$166.7
Income (loss) from discontinued operations	(0.1)	58.2

Income from continuing operations	175.5	108.5
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	75.8	89.4
Gain on sale of fixed assets	(0.7)	(3.3)
Undistributed earnings of affiliates	(6.9)	(0.6)
Other items (including pension and other postretirement benefits)	8.2	10.8
Change in operating assets and liabilities:
Accounts receivable	(104.5)	42.8
Inventories	(168.3)	9.6
Prepaid expenses and other current assets	(177.7)	129.9
Accounts payable	150.9	42.2
Other accrued liabilities	(133.2)	(42.5)

Net cash flows from operating activities – continuing operations	(180.9)	386.8
Net cash flows from operating activities – discontinued operations	1.8	(5.8)

Net cash flows from operating activities	(179.1)	381.0

Cash flows from investing activities:
Purchases of marketable securities	(1,351.0)	—
Sales of marketable securities	1,352.0	—
Additions to property, plant and equipment	(152.3)	(45.5)
Purchase of leased warehouse	(39.2)	—
Sale of leased warehouse	35.6	—
Sale of property, plant and equipment	13.1	44.1
Purchase of business	(50.2)	—
(Increase) decrease in investment in affiliates	(0.7)	2.1
Notes receivable and other items	2.0	0.4

Net cash flows from investing activities – continuing operations	(190.7)	1.1
Net cash flows from investing activities – discontinued operations	—	115.0

Net cash flows from investing activities	(190.7)	116.1

Cash flows from financing activities:
Net short-term borrowings	103.7	(1.8)
Repayment of long-term debt	(3.7)	(3.7)
Repurchase of ConAgra Foods common shares	(88.1)	(52.9)
Cash dividends paid	(88.6)	(93.3)
Proceeds from exercise of employee stock options	8.4	17.6
Other items	1.3	0.7

Net cash flows from financing activities – continuing operations	(67.0)	(133.4)
Net cash flows from financing activities – discontinued operations	—	—

Net cash flows from financing activities	(67.0)	(133.4)

Net change in cash and cash equivalents	(436.8)	363.7
Cash and cash equivalents at beginning of period	735.2	331.6

Cash and cash equivalents at end of period	$298.4	$695.3

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 26, 2007 and August 27, 2006

(columnar dollars in millions except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. The adjustments are of a normal recurring nature, except as otherwise noted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the ConAgra Foods, Inc. (the “Company”) annual report on Form 10-K for the fiscal year ended May 27, 2007.

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

Variable Interest Entities – The Company consolidates the assets and liabilities of several entities from which it leases office buildings and corporate aircraft. These entities have been determined to be variable interest entities and the Company has been determined to be the primary beneficiary of these entities. Due to the consolidation of these entities, the Company reflects in its balance sheets: property, plant and equipment of $154 million, $156 million, and $174 million, other assets of $14 million, $14 million, and $13 million, long-term debt of $149 million (including current maturities of $6 million), $150 million (including current maturities of $6 million), and $190 million (including current maturities of $8 million), minority interest liabilities of $22 million, $22 million, and $0, and other accrued liabilities of $1 million, $1 million, and $1 million, as of August 26, 2007, May 27, 2007, and August 27, 2006, respectively. The liabilities recognized as a result of consolidating these entities do not represent additional claims on the general assets of the Company. The creditors of these entities have claims only on the assets of the specific variable interest entities.

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

Cash and Cash Equivalents – Cash and all highly liquid investments with an original maturity of three months or less at the date of acquisition, including short-term time deposits and government agency and corporate obligations, are classified as cash and cash equivalents. Restricted cash deposits in margin accounts required for exchange-traded activity of approximately $70.5 million and $95.1 million are included in prepaid expenses and other current assets in the Company’s consolidated balance sheets at August 26, 2007 and May 27, 2007, respectively.

Accounts Payable – Included in accounts payable are short-term notes payable for goods with repayment terms of up to 180 days, the balances of which were $160.6 million, $204.3 million, and $69.8 million, at August 26, 2007, May 27, 2007, and August 27, 2006, respectively.

Share-Based Compensation – The Company has stockholder-approved stock option plans which provide for granting of options to employees for the purchase of common stock at prices equal to the fair value at the time of grant. The

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 26, 2007 and August 27, 2006

(columnar dollars in millions except per share amounts)

Company issues stock under various stock-based compensation arrangements, including restricted stock, performance shares and other share-based awards, and stock issued in lieu of cash bonuses. The Company also grants restricted share equivalents pursuant to plans approved by stockholders which are ultimately settled in cash based on the market price of the Company’s stock as of the date the award is fully vested.

Comprehensive Income – Comprehensive income includes net income, currency translation adjustments, certain derivative-related activity, changes in the value of available-for-sale investments, and changes in prior service cost and net actuarial gains/losses from pension and postretirement health care plans. The Company generally deems its foreign investments to be permanent in nature and does not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars. When the Company determines that a foreign investment is no longer permanent in nature, estimated taxes are provided for the related deferred tax liability (asset), if any, resulting from currency translation adjustments.

The following details the income tax expense (benefit) on components of other comprehensive income (loss):

	Thirteen weeks ended
	August 26, 2007	August 27, 2006
Net derivative adjustment	$(0.4)	$1.9
Unrealized gains on available-for-sale securities	0.2	0.2
Reclassification adjustment for (gains) losses on available-for-sale securities included in net income	(2.2)	(0.8)
Pension and postretirement healthcare liabilities	1.5	0.7

	$(0.9)	$2.0

Accounting Changes – As further discussed in Note 9, the Company adopted FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes (as amended), as of the beginning of fiscal 2008. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

As further discussed in Note 11, the Company elected to adopt the measurement date provisions of Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of May 28, 2007.

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

For the Thirteen Weeks ended August 26, 2007 and August 27, 2006

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

Summary of Operational Results

The summary comparative financial results of the discontinued operations were as follows:

	Thirteen weeks ended
	August 26, 2007	August 27, 2006
Net sales	$(0.5)	$502.6

Long-lived asset impairment charge	—	(19.7)
Income (loss) from operations of discontinued operations before income taxes	(0.2)	53.8
Net gain from disposal of businesses	—	65.8

Income (loss) before income taxes	(0.2)	99.9
Income tax (expense) benefit	0.1	(41.7)

Income (loss) from discontinued operations, net of tax	$(0.1)	$58.2

Other Assets Held for Sale

During the third quarter of fiscal 2006, the Company initiated a plan to dispose of a refrigerated pizza business with annual revenues of less than $70 million. During the second quarter of fiscal 2007, the Company disposed of this business for proceeds of approximately $22.0 million, resulting in no significant gain or loss. Due to the Company’s continuing cash flows associated with this business, the results of operations of this business are included in continuing operations for all periods presented. The assets and liabilities of this business are classified as assets and liabilities held for sale in the consolidated balance sheet for the period prior to the sale.

During the second quarter of fiscal 2007, the Company completed the disposal of an oat milling business for proceeds of approximately $35.8 million, resulting in a pre-tax gain of approximately $17.9 million ($11.1 million after tax). Due to the Company’s continuing cash flows associated with this business, the results of operations of this business are included in continuing operations for all periods presented. The assets and liabilities of this business are classified as assets and liabilities held for sale in the consolidated balance sheets for all periods prior to the sale.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 26, 2007 and August 27, 2006

(columnar dollars in millions except per share amounts)

During the third quarter of fiscal 2006, the Company initiated a plan to dispose of two aircraft. During the first quarter of fiscal 2007, these two aircraft were sold for proceeds of approximately $31.4 million, resulting in pre-tax gains totaling approximately $4.3 million.

The assets and liabilities classified as held for sale as of August 27, 2006 are as follows:

August 27, 2006
Receivables, less allowances for doubtful accounts	$3.2
Inventories	216.6

Current assets held for sale	$219.8

Property, plant and equipment, net	$363.4
Goodwill and other intangibles	2.0

Noncurrent assets held for sale	$365.4

Accounts payable	$1.4
Other accrued liabilities	1.3

Current liabilities held for sale	$2.7

Other noncurrent liabilities	$—

Noncurrent liabilities held for sale	$—

3. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

Goodwill by reporting segment was as follows:

	August 26, 2007	May 27, 2007	August 27, 2006
Consumer Foods	$3,299.3	$3,254.6	$3,254.6
International Foods	93.6	91.3	89.2
Food and Ingredients	85.1	85.1	84.9
Trading and Merchandising	15.9	15.9	15.9

Total	$3,493.9	$3,446.9	$3,444.6

Other identifiable intangible assets were as follows:

	August 26, 2007		May 27, 2007		August 27, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$753.0	$—	$752.6	$—	$771.8	$—
Amortizing intangible assets	42.3	19.4	41.9	18.5	41.8	16.2

	$795.3	$19.4	$794.5	$18.5	$813.6	$16.2

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 26, 2007 and August 27, 2006

(columnar dollars in millions except per share amounts)

Non-amortizing intangible assets are comprised of the following balances:

	August 26, 2007	May 27, 2007	August 27, 2006
Brands/trademarks	$753.0	$752.6	$752.6
Pension intangible asset	—	—	19.2

Total non-amortizing intangible assets	$753.0	$752.6	$771.8

On July 23, 2007, the Company acquired Alexia Foods, Inc. (see Note 15). This acquisition resulted in the addition of $44.7 million of goodwill within the Consumer Foods segment during the first quarter of fiscal 2008.

Amortizing intangible assets, carrying a weighted average life of approximately 16 years, are principally composed of licensing arrangements and customer lists. Based on amortizing assets recognized in the Company’s balance sheet as of August 26, 2007, amortization expense is estimated to be approximately $2.3 million for each of the next five years.

4. DERIVATIVE FINANCIAL INSTRUMENTS

The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. As of August 26, 2007, May 27, 2007, and August 27, 2006, the fair value of derivatives recognized within prepaid expenses and other current assets was $485.5 million, $360.0 million, and $309.9 million, respectively, while the amount recognized within other accrued liabilities was $239.2 million, $233.2 million, and $185.7 million, respectively.

For the quarters ending August 26, 2007 and August 27, 2006, the ineffectiveness associated with derivatives designated as cash flow hedges from continuing operations resulted in a loss of $1.1 million and $0.3 million, respectively. Hedge ineffectiveness is recognized within net sales, cost of goods sold, or interest expense, depending on the nature of the hedge. The Company does not exclude any component of the hedging instrument’s gain or loss when assessing effectiveness.

Generally, the Company enters into economic hedges for a portion of its anticipated consumption of certain commodity inputs for periods ranging from 12 to 36 months. The Company may enter into longer-term hedges on particular commodities if deemed appropriate. As of August 26, 2007, the Company had hedged certain portions of its anticipated consumption of commodity inputs through May 2008.

During the first quarter of fiscal 2008, the Company discontinued its practice of designating derivatives as cash flow hedges of commodity inputs, due to the complexity and costs associated with maintaining the necessary documentation and tracking required by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As such, derivative instruments used to create economic hedges of such commodity prices are marked-to-market each period with both realized and unrealized changes in market value immediately included in cost of goods sold. Amounts deferred in accumulated other comprehensive income for previously designated cash flow hedges continue to be deferred until the hedged transaction affects earnings.

As of August 26, 2007, May 27, 2007, and August 27, 2006, the net deferred gains recognized in accumulated other comprehensive income were $4.2 million, $4.9 million, and $17.7 million, net of tax, respectively. The Company anticipates a gain of $4.2 million, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings over the next 12 months.

5. SHARE-BASED PAYMENTS

For the thirteen weeks ended August 26, 2007 and August 27, 2006, the Company recognized total stock-based compensation (including stock options, restricted stock units, performance shares, and restricted cash) of $14.2 million and $13.2 million, respectively. The Company granted 0.8 million restricted stock units and 6.8 million stock options at a weighted average grant date price of $26.80 during the first quarter of fiscal 2008.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 26, 2007 and August 27, 2006

(columnar dollars in millions except per share amounts)

Under its 2008 Performance Share Plan, adopted pursuant to stockholder-approved incentive plans, the Company grants selected executives and other key employees performance share awards with vesting contingent upon the Company meeting various Company-wide performance goals. The performance goals are based upon the Company’s earnings before interest and taxes (EBIT) and the Company’s return on average invested capital (ROAIC) measured over a defined performance period. The awards actually earned will range from zero to three hundred percent of the targeted number of performance shares and be paid in shares of common stock. Subject to limited exceptions set forth in the plan, any shares earned will be distributed at the end of the three-year period. The Company granted 0.6 million performance shares during the first quarter of fiscal 2008 at a weighted average grant date price of $26.80.

The Company’s weighted average Black-Scholes assumptions for stock options granted during the first quarter of fiscal 2008 are as follows:

Expected volatility (%)	17.35
Dividend yield (%)	2.96
Risk-free interest rate (%)	4.87
Expected life of stock option (years)	4.70

6. EARNINGS PER SHARE

Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock awards, and other dilutive securities.

The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	Thirteen weeks ended
	August 26, 2007	August 27, 2006
Net income:
Income from continuing operations	$175.5	$108.5
Income (loss) from discontinued operations, net of tax	(0.1)	58.2

Net income (loss)	$175.4	$166.7

Weighted average shares outstanding:
Basic weighted average shares outstanding	489.2	510.2
Add: Dilutive effect of stock options, restricted stock awards, and other dilutive securities	3.6	2.2

Diluted weighted average shares outstanding	492.8	512.4

For the first quarter of fiscal 2008, there were 9.7 million stock options outstanding that were excluded from the computation of shares contingently issuable upon exercise of the stock options because exercise prices exceeded the average market value of common stock during the period. For the first quarter of fiscal 2007, 21.8 million stock options were excluded from the calculation.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 26, 2007 and August 27, 2006

(columnar dollars in millions except per share amounts)

7. INVENTORIES

The major classes of inventories are as follows:

	August 26, 2007	May 27, 2007	August 27, 2006
Raw materials and packaging	$1,231.9	$1,154.2	$917.3
Work in process	94.8	95.2	113.5
Finished goods	1,129.4	1,008.1	971.8
Supplies and other	66.5	91.0	120.5

	$2,522.6	$2,348.5	$2,123.1

Raw materials and packaging includes grain, fertilizer, crude oil, and other trading and merchandising inventory of $674.7 million, $691.0 million, and $487.3 million as of the end of August 26, 2007, May 27, 2007, and August 27, 2006, respectively.

8. RESTRUCTURING

In February 2006, the Company’s board of directors approved plans recommended by executive management to simplify the Company’s operating structure and reduce its manufacturing and selling, general, and administrative costs. These plans include supply chain rationalization initiatives, the relocation of the Grocery Foods headquarters from Irvine, California to Naperville, Illinois, the centralization of shared services, salaried headcount reductions, and other cost-reduction initiatives. These plans are expected to be substantially completed by the end of fiscal 2008. The forecasted costs of all plans, as updated through August 26, 2007, are $235.3 million, of which a benefit of $12.2 million was recorded in the first quarter of fiscal 2008, $103.0 million of expense was recorded in fiscal 2007, and $129.8 million of expense was recorded in the second half of fiscal 2006. The Company has recorded expenses associated with its restructuring plans, including but not limited to, asset impairment charges, accelerated depreciation (i.e., incremental depreciation due to an asset’s reduced estimated useful life), inventory write-downs, severance and related costs, and plan implementation costs (e.g., consulting, employee relocation, etc.). The Company anticipates it will recognize the following pre-tax expenses associated with the projects identified to date in the fiscal 2006 to 2008 timeframe (amounts include charges recognized in the first quarter of fiscal 2008, and all of fiscal 2007, and fiscal 2006):

	Consumer Foods	Food and Ingredients	Trading and Merchandising	International Foods	Corporate	Total
Accelerated depreciation	$63.2	$—	$—	$—	$—	$63.2
Inventory write-downs	3.2	0.4	—	—	—	3.6
Severance	—	1.1	—	—	—	1.1
Other (including plant shutdown costs), net	(1.0)	—	—	—	—	(1.0)

Total cost of goods sold	65.4	1.5	—	—	—	66.9

Accelerated depreciation	5.7	—	—	—	0.5	6.2
Asset impairment	24.4	1.6	—	—	—	26.0
Severance (and related costs)	28.1	3.1	0.2	0.7	24.0	56.1
Contract termination	18.1	6.6	—	—	1.1	25.8
Pension/Postretirement	—	0.1	—	—	4.1	4.2
Plan implementation costs	26.4	0.3	—	—	27.5	54.2
Goodwill/Brand impairment	—	0.4	—	—	—	0.4
Other, net	(2.8)	(1.7)	—	—	—	(4.5)

Total selling, general and administrative expenses	99.9	10.4	0.2	0.7	57.2	168.4

Consolidated total	$165.3	$11.9	$0.2	$0.7	$57.2	$235.3

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 26, 2007 and August 27, 2006

(columnar dollars in millions except per share amounts)

Included in the above estimates are $141.4 million of charges which have resulted or will result in cash outflows and $93.9 million of non-cash charges.

During the first quarter of fiscal 2008, the Company recognized the following pre-tax charges (recoveries) in its consolidated statement of earnings:

	Consumer Foods	Food and Ingredients	Trading and Merchandising	International Foods	Corporate	Total
Accelerated depreciation	$1.5	$—	$—	$—	$—	$1.5
Inventory write-downs	—	—	—	—	—	—
Pension/Postretirement	(1.8)	—	—	—	—	(1.8)
Other (including plant shutdown costs)	(1.2)	—	—	—	—	(1.2)

Total cost of goods sold	(1.5)	—	—	—	—	(1.5)

Severance (and related costs)	(4.7)	—	—	—	(0.5)	(5.2)
Contract termination	(1.8)	—	—	—	—	(1.8)
Plan implementation costs	0.5	—	—	—	0.1	0.6
Other, net	(3.6)	(0.7)	—	—	—	(4.3)

Total selling, general and administrative expenses	(9.6)	(0.7)	—	—	(0.4)	(10.7)

Consolidated total	$(11.1)	$(0.7)	$—	$—	$(0.4)	$(12.2)

During the first quarter of fiscal 2008, the Company reassessed certain aspects of its plans to rationalize its supply chain. The Company has determined that it will continue to operate two production facilities that it had previously planned to close. As a result of such determination, previously established reserves, primarily for related severance costs and pension costs, have been reversed (as reflected in the table above). The Company is currently evaluating the best use of a new production facility, the construction of which is in progress, in connection with its restructuring plans. The Company, based on its current assessment of likely scenarios, believes the carrying value of this facility ($41.1 million at August 26, 2007) is recoverable. In the event the Company determines that the future use of the new facility will not result in recovery of the recorded value of the asset, an impairment charge would be required.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 26, 2007 and August 27, 2006

(columnar dollars in millions except per share amounts)

The Company recognized the following cumulative (plan inception to August 26, 2007) pre-tax charges (recoveries) related to restructuring in its consolidated statements of earnings:

	Consumer Foods	Food and Ingredients	Trading and Merchandising	International Foods	Corporate	Total
Accelerated depreciation	$61.6	$—	$—	$—	$—	$61.6
Inventory write-downs	4.4	0.2	—	—	—	4.6
Severance	—	1.1	—	—	—	1.1
Other (including plant shutdown costs), net	(2.3)	—	—	—	—	(2.3)

Total cost of goods sold	63.7	1.3	—	—	—	65.0

Accelerated depreciation	5.7	—	—	—	0.4	6.1
Asset impairment	24.4	1.6	—	—	—	26.0
Severance (and related costs)	28.1	3.1	0.2	0.7	23.2	55.3
Contract termination	18.2	—	—	—	1.1	19.3
Pension/Postretirement	—	0.1	—	—	4.2	4.3
Plan implementation costs	20.2	0.2	—	—	28.2	48.6
Goodwill/Brand impairment	—	0.4	—	—	—	0.4
Other, net	(2.7)	(1.7)	—	—	—	(4.4)

Total selling, general and administrative expenses	93.9	3.7	0.2	0.7	57.1	155.6

Consolidated total	$157.6	$5.0	$0.2	$0.7	$57.1	$220.6

Included in the above are $126.7 million of charges which have resulted or will result in cash outflows and $93.9 million of non-cash charges.

Liabilities recorded for the various initiatives and changes therein for the first quarter of fiscal 2008 were as follows:

	Balance at May 27, 2007	Costs Paid or Otherwise Settled	Costs Incurred and Charged to Expense	Changes in Estimates	Balance at August 26, 2007
Severance (and related costs)	$24.8	$(5.8)	$—	$(5.2)	$13.8
Pension	1.8	—	—	(1.8)	—
Contract termination	3.2	(0.3)	—	(2.8)	0.1
Plan implementation costs	3.3	(3.2)	2.0	(1.2)	0.9

Total	$33.1	$(9.3)	$2.0	$(11.0)	$14.8

9. INCOME TAXES

In the first quarter of fiscal 2008 and 2007, the Company’s income tax expense was $87.4 million and $61.5 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately 33% and 36% for the first quarter of fiscal 2008 and 2007, respectively.

The Company’s effective tax rate in the first quarter of fiscal 2008 was lower than for the same period of fiscal 2007 primarily due to tax benefits related to a change in the Company’s legal entity structure effected May 28, 2007, partially offset by international charges.

The Company adopted the provisions of FIN 48, effective May 28, 2007. As of May 28, 2007, after implementing FIN 48, the Company’s gross unrecognized tax benefits were $54.8 million, excluding a related liability of $12.7 million for gross interest and penalties. The net amount of unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate is $39.0 million. The adoption of FIN 48 also resulted in a $1.2 million increase to retained earnings.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 26, 2007 and August 27, 2006

(columnar dollars in millions except per share amounts)

The liability for unrecognized tax benefits at August 26, 2007 was $61.4 million. An increase to unrecognized tax benefits of approximately $6.4 million was recorded during the quarter in conjunction with the filing of amended tax returns.

The Company accrues interest and penalties associated with uncertain tax positions as part of income tax expense. The change to accrued interest and penalties during the first quarter of fiscal 2008 was not significant.

The Company conducts business and files tax returns in numerous countries, states, and local jurisdictions. The U.S. Internal Revenue Service (IRS) has completed its audit for tax years through fiscal 2004 and all resulting significant items have been settled with them. Other major jurisdictions where the Company conducts business generally have statutes of limitations ranging from 3 to 5 years.

While the Company expects the amount of unrecognized tax benefits with respect to certain of its unrecognized tax positions to change in the next twelve months, the Company does not expect the change to have a material impact on the Company’s results of operations or financial position.

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

The environmental proceedings include litigation and administrative proceedings involving Beatrice’s status as a potentially responsible party at 36 Superfund, proposed Superfund, or state-equivalent sites; these sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. Beatrice has paid or is in the process of paying its liability share at 34 of these sites. Reserves for these matters have been established based on the Company’s best estimate of its undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The reserves for Beatrice environmental matters totaled $97 million as of August 26, 2007, a majority of which relates to the Superfund and state equivalent sites referenced above. Expenditures for these matters are expected to continue for a period of up to 20 years.

In certain limited situations, the Company will guarantee an obligation of an unconsolidated entity. Currently, the Company guarantees certain obligations primarily associated with leases entered into by certain of its divested companies. Under these arrangements, the Company is obligated to perform should the primary obligor be unable to perform. Most of these guarantees resulted from the Company’s fresh beef and pork divestiture. The remaining terms of these arrangements do not exceed eight years and the maximum amount of future payments the Company has guaranteed is approximately $31.1 million as of August 26, 2007. The Company has guaranteed the performance of the divested fresh beef and pork business with respect to a hog purchase contract. The hog purchase contract requires the fresh beef and pork business to purchase a minimum of approximately 1.2 million hogs annually through 2014. The contract stipulates minimum price commitments, based in part on market prices and, in certain circumstances, also includes price adjustments based on certain inputs. The Company does not have a liability established in its consolidated balance sheets for these arrangements as the Company has determined that performance under the guarantees is not probable.

Three purported class actions were filed in United States District Court for Nebraska, Rantala v. ConAgra Foods, Inc., et. al., Case No. 805CV349, and Bright v. ConAgra Foods, Inc., et. al., Case No. 805CV348 on July 18, 2005, and

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 26, 2007 and August 27, 2006

(columnar dollars in millions except per share amounts)

Boyd v. ConAgra Foods, Inc., et. al., Case No. 805CV386 on August 8, 2005. The lawsuits are against the Company, its directors, and its employee benefits committee on behalf of participants in the Company’s employee retirement income savings plans. The lawsuits allege violations of the Employee Retirement Income Security Act (ERISA) in connection with events resulting in the Company’s April 2005 restatement of its financial statements and related matters, as previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended May 27, 2007. The Company has reached a settlement with the plaintiffs in these actions subject to final court approval. The settlement included a $4 million payment, most of which was paid by an insurer. The Company has also agreed to make certain prospective changes to its benefit plans as part of the settlement.

The Company is party to numerous lawsuits (including putative class action lawsuits) and claims related to the February 2007 recall of its peanut butter products. The Company believes that the ultimate resolution of these lawsuits and claims will not have a material adverse effect on the Company’s financial condition, results of operations, or liquidity. On June 28, 2007, officials from the Food and Drug Administration’s Office of Criminal Investigations executed a search warrant at the Company’s peanut butter manufacturing facility in Sylvester, Georgia, to obtain a variety of records and information relating to plant operations. The Company is cooperating with officials in regard to the investigation.

The Company is also party to a number of other lawsuits and claims arising out of the operation of its business.

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

The Company historically has used February 28 as its measurement date for its plans. Beginning May 28, 2007, the Company elected to early adopt the measurement date provisions of SFAS No. 158. These provisions require the measurement date for plan assets and liabilities to coincide with the sponsor’s fiscal year-end. The Company used the “alternative” method for adoption. As a result, the Company recorded a decrease to retained earnings of approximately $11.7 million, net of tax, and an increase to accumulated other comprehensive income of approximately $1.6 million, net of tax, representing the periodic benefit cost for the period from March 1, 2007 through the Company’s fiscal 2007 year-end.

Components of pension benefit and other postretirement benefit costs are:

	Pension Costs		Postretirement Costs
	Thirteen weeks ended		Thirteen weeks ended
	August 26, 2007	August 27, 2006	August 26, 2007	August 27, 2006
Service cost	$15.0	$14.6	$0.3	$0.5
Interest cost	33.3	32.7	5.3	5.2
Expected return on plan assets	(37.1)	(32.9)	—	(0.1)
Amortization of prior service cost	0.8	0.8	(2.9)	(3.5)
Settlement loss	—	2.0	—	—
Recognized net actuarial loss	2.1	4.5	3.0	2.8

Benefit cost—Company plans	14.1	21.7	5.7	4.9
Pension benefit cost—multi-employer plans	1.8	2.1	—	—

Total benefit cost	$15.9	$23.8	$5.7	$4.9

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 26, 2007 and August 27, 2006

(columnar dollars in millions except per share amounts)

During the first quarter of fiscal 2008, the Company contributed $2.2 million to the Company’s pension plans and contributed $11.2 million to the Company’s other postretirement plans. Based upon the current funded status of the plans and the current interest rate environment, the Company anticipates making further contributions of approximately $6.9 million to its pension plans for the remainder of fiscal 2008. The Company anticipates making further contributions of $33.8 million to its other postretirement plans during the remainder of fiscal 2008. These estimates are based on current tax laws, plan asset performance, and liability assumptions, which are subject to change.

12. BUSINESS SEGMENTS AND RELATED INFORMATION

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

At the beginning of the first quarter of fiscal 2008, the Company shifted management responsibility of its handheld product operations into the Consumer Foods segment from the Food and Ingredients segment, and a portion of its international snack export business from the Consumer Foods segment to the International Foods segment. Accordingly, all prior periods have been restated to reflect these changes.

Intersegment sales have been recorded at amounts approximating market. Operating profit for each segment is based on net sales less all identifiable operating expenses. General corporate expense, net interest expense, equity method investment earnings, and income taxes have been excluded from segment operations.

Operating profit for the first quarter of fiscal 2008 and fiscal 2007 at the Consumer Foods segment includes an $11.1 million benefit and charges of $25.5 million, respectively, related to the Company’s fiscal 2006 to 2008 restructuring plan. Operating profit for the first quarter of fiscal 2008 at the Consumer Foods segment includes $11.5 million of costs related to the peanut butter recall, reflected as an increase to cost of goods sold of $7.0 million, and an increase to selling, general and administrative expenses of $4.5 million.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 26, 2007 and August 27, 2006

(columnar dollars in millions except per share amounts)

Operating profit for the first quarter of fiscal 2008 at the Trading and Merchandising segment includes a gain of approximately $6.3 million related to the sale of an available-for-sale marketable security.

	Thirteen weeks ended
	August 26, 2007	August 27, 2006
Sales to unaffiliated customers
Consumer Foods	$1,567.3	$1,522.2
Food and Ingredients	908.7	817.0
Trading and Merchandising	327.9	205.4
International Foods	151.7	144.0

Total	$2,955.6	$2,688.6

Intersegment sales
Consumer Foods	$25.2	$32.9
Food and Ingredients	47.7	47.1
Trading and Merchandising	1.9	5.5
International Foods	2.1	0.1

	76.9	85.6
Intersegment elimination	(76.9)	(85.6)

Total	$—	$—

Net sales
Consumer Foods	$1,592.5	$1,555.1
Food and Ingredients	956.4	864.1
Trading and Merchandising	329.8	210.9
International Foods	153.8	144.1
Intersegment elimination	(76.9)	(85.6)

Total	$2,955.6	$2,688.6

Operating profit
Consumer Foods	$176.4	$182.7
Food and Ingredients	120.2	104.1
Trading and Merchandising	75.6	15.6
International Foods	11.3	13.2

Total operating profit	383.5	315.6
General corporate expenses	74.4	89.8
Interest expense, net	58.5	58.0
Income tax expense	87.4	61.5
Equity method investment earnings	12.3	2.2

Income from continuing operations	$175.5	$108.5

The Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 14% and 12% of consolidated net sales (including sales from discontinued operations) for the first quarter of fiscal 2008 and 2007, respectively, primarily in the Consumer Foods segment.

Wal-Mart Stores, Inc. and its affiliates accounted for approximately 9% and 11% of consolidated net receivables as of August 26, 2007 and August 27, 2006, respectively, primarily in the Consumer Foods segment.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 26, 2007 and August 27, 2006

(columnar dollars in millions except per share amounts)

13. LONG-TERM DEBT

Included in current installments of long-term debt as of August 27, 2006 was $400 million of 7.125% senior debt due October 2026 due to the existence of a put option that was exercisable by the holders of the debt from August 1, 2006 to September 1, 2006. The holders did not exercise the put option, and therefore, the Company reclassified the $400 million balance to senior long-term debt in the second quarter of fiscal 2007 when the put option expired.

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

14. RELATED PARTY TRANSACTIONS

Sales to affiliates (equity method investees) of $1.7 million and $0.2 million for the first quarter of fiscal 2008 and 2007, respectively, are included in net sales. The Company received management fees from affiliates (equity method investees) of $3.7 million and $3.4 million in the first quarter of fiscal 2008 and 2007, respectively. Accounts receivable from affiliates totaled $1.1 million, $2.5 million, and $3.1 million at August 26, 2007, May 27, 2007, and August 27, 2006, respectively. Accounts payable to affiliates totaled $12.6 million, $13.5 million, and $11.1 million at August 26, 2007, May 27, 2007, and August 27, 2006, respectively.

During the first quarter of fiscal 2007, the Company sold an aircraft for proceeds of approximately $8.1 million to a company on whose board of directors one of the Company’s directors sits. The Company recognized a gain of approximately $3.0 million on the transaction.

The Company leases various buildings that are beneficially owned by Opus Corporation or entities related to Opus Corporation (the “Opus Entities”). The Opus Entities are affiliates or part of a large, national real estate development company. A former member of the Company’s board of directors is a beneficial owner, officer, and chairman of Opus Corporation and a director or officer of the related entities. The agreements relate to the leasing of land, buildings, and equipment for the Company in Omaha, Nebraska. The Company occupies the buildings pursuant to long-term leases with Opus Corporation and other investors, which leases contain various termination rights and purchase options. The Company made rental payments of $3.5 million and $3.6 million in the first quarter of fiscal 2008 and 2007, respectively, to the Opus Entities. The Company has also entered into construction contracts with the Opus Entities, which relate to the construction of improvements to various properties occupied by the Company. The Company made payments of $0.6 million to the Opus Entities for construction services for the first quarter of fiscal 2007. The Company purchases property management services from Opus Corporation. Payments made by the Company to Opus Corporation or its affiliates for these services totaled $0.4 million for both the first quarter of fiscal 2008 and 2007, respectively.

From time to time, one of the Company’s business units has engaged an environmental and agricultural engineering services firm. The firm is a subsidiary of an entity whose chief executive officer serves on the Company’s board of directors. Payments to this firm for environmental and agricultural engineering services performed totaled less than $0.1 million and less than $0.2 million in the first quarter of fiscal 2008 and 2007, respectively.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 26, 2007 and August 27, 2006

(columnar dollars in millions except per share amounts)

15. ACQUISITIONS

On July 23, 2007, the Company acquired Alexia Foods, Inc. (“Alexia Foods”), a privately held natural food company, headquartered in Long Island City, New York, for approximately $50 million in cash. Alexia Foods offers premium natural and organic food items including potato products, appetizers, and artisan breads. Under the purchase method of accounting, the assets and liabilities of Alexia Foods were recorded at their respective estimated fair values at July 23, 2007. The fair values are preliminary and are subject to refinement as the Company completes its analysis relative to the fair values at July 23, 2007. At August 26, 2007, $44.7 million of the purchase price has been allocated to goodwill, none of which is tax deductible.

On September 5, 2007, subsequent to the Company’s first quarter of fiscal 2008, the Company acquired Lincoln Snacks, a privately held company located in Lincoln, Nebraska for approximately $50 million in cash. Lincoln Snacks offers a variety of snack food brands and private label products.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report, including Management’s Discussion & Analysis, contains forward-looking statements. These statements are based on management’s current views and assumptions of future events and financial performance and are subject to uncertainty and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect the Company’s actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These factors include, among other things, future economic circumstances, industry conditions, Company performance and financial results, availability and prices of raw materials, product pricing, competitive environment and related market conditions, operating efficiencies, the ultimate impact of the peanut butter recall, access to capital, actions of governments and regulatory factors affecting the Company’s businesses, and other risks described in the Company’s reports filed with the Securities and Exchange Commission. The Company cautions readers not to place undue reliance on any forward-looking statements included in this report which speak only as of the date of this report.

The following discussion should be read together with the Company’s financial statements and related notes contained in this report and with the financial statements, related notes, and Management’s Discussion & Analysis in the Company’s annual report on Form 10-K for the fiscal year ended May 27, 2007. Results for the thirteen week period ended August 26, 2007 are not necessarily indicative of results that may be attained in the future.

Fiscal 2008 First Quarter Executive Overview

ConAgra Foods, Inc. (NYSE: CAG) is one of North America’s largest packaged food companies, serving grocery retailers, as well as restaurants and other foodservice establishments. Popular ConAgra Foods consumer brands include: Banquet®, Chef Boyardee®, Egg Beaters®, Healthy Choice® , Hebrew National®, Hunt’s®, Marie Callender’s®, Orville Redenbacher’s®, Reddi-wip® , PAM®, and many others.

Diluted earnings per share were $0.36 in the first quarter of fiscal 2008. Diluted earnings per share were $0.33 in the first quarter of fiscal 2007, including income of $0.21 per diluted share from continuing operations and $0.12 per diluted share from discontinued operations. Several significant items affect the comparability of year-over-year results of continuing operations. See “Other Significant Items of Note—Items Impacting Comparability” below.

The Company initiated a voluntary recall of all varieties of peanut butter manufactured at its Sylvester, Georgia plant during the third quarter of fiscal 2007. That action has resulted in direct costs related to the recall, most notably product retrieval and destruction costs, legal expenses and liabilities, and other costs. Furthermore, since the Company had no peanut butter in the marketplace from the time of the recall until the recent reintroduction of the Peter Pan® peanut butter brand in August 2007, the size of the Company’s peanut butter business is much smaller than what it was prior to the recall given that the Company will be gradually rebuilding its peanut butter business. The direct costs of the recall negatively impacted gross margin and operating profit in the Consumer Foods segment for the first quarter of fiscal 2008, as discussed below. Throughout fiscal 2008, the Company is expecting ongoing peanut butter sales and profit to be lower than those of fiscal 2007. Net sales for the Company’s peanut butter business in the first quarter of fiscal 2008 and 2007 were approximately $9 million and $42 million, respectively.

Operating Initiatives

ConAgra Foods is implementing operational improvement initiatives that are intended to generate profitable sales growth, improve profit margins, and expand returns on capital over time.

Recent developments in the Company’s strategies and action plans include:

•

Increased and more focused marketing and innovation investments: The Company is continuing its new strategy for allocating its marketing resources. Investment is concentrated behind the brands with the most significant opportunities, and more appropriate go-to-market strategies for all brands are being implemented. The Company’s innovation investments in fiscal 2007 resulted in the development of a variety of new products. Healthy Choice® Café Steamers, Healthy Choice® Panini, new flavors of Healthy Choice® Soups, Hunt’s® Fire Roasted Diced Tomatoes, Orville Redenbacher’s® Smart Pop! Low Sodium, Orville Redenbacher’s® Natural, Swiss Miss® Pudding Mousse Delights, Chef Boyardee® Mac & Cheese, PAM® Professional, and Fleischmann’s® and Parkay® Soft Spreads had been introduced to the market by early fiscal 2008. These new products, along

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

with additional new products planned for the balance of fiscal 2008 and beyond, are expected to contribute to future sales growth and market expansion. The Company expects to increase marketing investment related to its innovation and sales growth initiatives in fiscal 2008.

•

Sales growth initiatives: The Company is continuing to implement sales improvement initiatives focused on penetrating the fastest growing channels, better return on customer trade arrangements, and optimal shelf placement for the Company’s most profitable products. These, along with the marketing initiatives, are intended to generate profitable sales growth.

•

Reducing costs throughout the supply chain and the general and administrative functions: Since February 2006, the Company has been implementing the fiscal 2006 to 2008 restructuring plan. The Company has implemented several initiatives to streamline its supply chain through procurement initiatives, manufacturing process improvements, plant rationalization, and changes to its distribution network. The Company has also reduced its salaried workforce by several hundred employees over the past two years and implemented other initiatives that are designed to reduce selling, general and administrative expenses. The forecasted cost of the plan, updated through August 26, 2007, is $235 million. The Company has incurred total charges of $221 million since inception. As a result of these restructuring plans, the Company achieved cost savings of approximately $85 to $90 million in fiscal 2007, the benefits of which are expected to continue.

•

Portfolio changes: Over the last couple of years, the Company has divested non-core operations that have limited the Company’s ability to achieve its efficiency targets. Divesting these operations is helping to simplify the Company’s operations and enhance efficiency initiatives going forward.

Discontinued Operations. The results of operations for the packaged meats and packaged cheese businesses are reflected in discontinued operations for all periods presented.

Capital Allocation

During the first quarter of fiscal 2008, the Company has funded the following:

•	capital expenditures of approximately $152 million,

•	dividend payments of approximately $89 million,

•	the repurchase of approximately $88 million (approximately 3.4 million shares) of common stock, and

•

the acquisition of Alexia Foods, a privately held natural food company, headquartered in Long Island City, New York, for approximately $50 million in cash. Alexia Foods offers premium natural and organic food items including potato products, appetizers, and artisan breads.

Subsequent to the end of the first quarter of fiscal 2008, the Company acquired Lincoln Snacks, a privately held company located in Lincoln, Nebraska for approximately $50 million in cash. Lincoln Snacks offers a variety of snack food brands and private label products.

Also, subsequent to the end of the first quarter of fiscal 2008, the Board of Directors authorized management to repurchase up to an additional $500 million of the Company’s common stock in the open market or through privately negotiated transactions. The Board of Directors also authorized a regular, quarterly dividend on the Company’s common stock, payable on December 3, 2007, at the rate of $0.19 per common share. This reflects a $0.01 per share increase versus the last 6 quarterly dividend payments.

The Company continues to assess its allocation of capital and periodically reviews the appropriateness and timing of share repurchases.

Other Significant Items of Note—Items Impacting Comparability

Items of note impacting earnings comparability for the first quarter of fiscal 2008 include the following:

Reported within Continuing Operations

•	charges totaling $12 million ($7 million after tax) related to the peanut butter recall,

•	a benefit of $12 million ($7 million after tax) for recoveries of restructuring charges under the fiscal 2006 to 2008 restructuring plan,

•	a gain of approximately $6 million ($4 million after tax) related to the sale of available-for-sale equity securities, and

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

•	net tax benefits of approximately $3 million resulting from changes in legal structure that reduced certain state effective rates, partially offset by international charges.

Items of note impacting earnings comparability for the first quarter of fiscal 2007 include the following:

Reported within Continuing Operations

•	charges totaling $39 million ($25 million after tax) for the fiscal 2006 to 2008 restructuring plan.

Reported within Discontinued Operations

•	charges of approximately $20 million ($12 million after tax) related to an impairment charge based upon the final negotiations of the sale of the packaged meats business, and

•	gains of approximately $66 million ($37 million after tax) primarily from the divestiture of the cheese business and a dietary supplement business.

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

The Company’s Trading and Merchandising segment has achieved significant operating profits in recent quarters. Due to the nature of the commodity trading business, it may be difficult to consistently achieve such profits in the future.

The Company has faced increased costs for many of its significant raw materials, packaging, and energy inputs. The Company seeks to mitigate the higher input costs through productivity and pricing initiatives, and the Company expects to take further price increases during the remainder of fiscal 2008. However, the Company expects higher input costs to continue for the remainder of fiscal 2008. The Company uses long-term purchase contracts, futures, and options to reduce the volatility of certain raw materials costs.

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

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

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

At the beginning of the first quarter of fiscal 2008, the Company shifted management responsibility of its handheld product operations into the Consumer Foods segment from the Food and Ingredients segment, and a portion of its international snack export business from the Consumer Foods segment to the International Foods segment. Accordingly, all prior periods have been restated to reflect these changes.

Net Sales

($ in millions) Reporting Segment	Net Sales
	Thirteen weeks ended
	August 26, 2007	August 27, 2006	% Inc / (Dec)
Consumer Foods	$1,567	$1,522	3%
Food and Ingredients	909	817	11%
Trading and Merchandising	328	206	60%
International Foods	152	144	5%

	$2,956	$2,689	10%

Net sales for the first quarter of fiscal 2008 were $3.0 billion, an increase of $267 million, or 10%, from the same period in the prior fiscal year. Sales increased in all segments, with the most significant increases achieved in the Trading and Merchandising segment and the Food and Ingredients segment.

Consumer Foods net sales for the first quarter were $1.6 billion, an increase of 3% compared to the same period in the prior year. Results reflect increased unit volume of 3% and modest price increases, primarily for the Company’s priority investment brands. The Company achieved sales growth for several of its major brands, including Banquet®, Blue Bonnet®, Chef Boyardee®, DAVID®, Egg Beaters®, Healthy Choice®, Hebrew National®, Hunt’s®, Kid’s Cuisine®, Libby’s®, Marie Callender’s®, Manwich®, Orville Redenbacher’s®, Reddi-wip®, Rosarita®, Rotel®, Snack Pack®, VanCamp’s®, and Wesson®. Sales declines occurred for certain brands including ACT II®, Crunch N Munch®, Knott’s Berry Farm®, PAM®, Parkay®, Slim Jim®, and Swiss Miss®. In August 2007, the Company reintroduced Peter Pan® peanut butter products, for which there had been no sales since the February 2007 recall. The Company expects to regain a significant portion of previous sales levels for this brand. However, sales of all peanut butter products, including both branded and private label, in the first quarter of fiscal 2008 were $33 million lower than comparable amounts in fiscal 2007. The Company divested the refrigerated pizza business during the first half of fiscal 2007. Sales from this business were $12 million in the first quarter of fiscal 2007.

Food and Ingredients net sales were $909 million in the first quarter of fiscal 2008, an increase of $92 million, or 11%, compared to the same period of the prior fiscal year. Increased net sales for the first quarter of fiscal 2008 reflected price increases and improved sales volumes in the Company’s Lamb Weston specialty potato products, which achieved strong sales growth in export markets, and increased prices in its flour milling operations, due to higher wheat prices, partially offset by the divestiture of an oat milling business in the first half of fiscal 2007.

Trading and Merchandising net sales were $328 million in the first quarter of fiscal 2008, an increase of $122 million, or 60%, from the same period in the prior year. Increased net sales reflect more profitable trading and merchandising of fertilizer, natural gas, and petroleum products.

International Foods net sales were $152 million in the first quarter of fiscal 2008 and $144 million in the same period of the prior year. Net sales increased in the first quarter due to increased volume across most markets and due to beneficial foreign exchange rates. The increase was partially offset by lower sales of peanut butter products versus the prior quarter.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

Gross Profit

(Net sales less cost of goods sold)

($ in millions) Reporting Segment	Gross Profit
	Thirteen weeks ended
	August 26, 2007	August 27, 2006	% Inc / (Dec)
Consumer Foods	$412	$444	(7)%
Food and Ingredients	165	145	14%
Trading and Merchandising	95	32	194%
International Foods	42	42	—%

	$714	$663	8%

The Company’s gross profit for the first quarter of fiscal 2008 was $714 million, compared to $663 million in the same period in the prior fiscal year. The increase in gross profit was largely driven by results in the Trading and Merchandising segment and the Food and Ingredients segment, partially offset by lower gross margins in the Consumer Foods segment. Reductions in restructuring-related accruals in the first quarter of fiscal 2008 resulted in a benefit to gross profit of $2 million, while costs of implementing the Company’s restructuring plan reduced gross profit for the first quarter of fiscal 2007 by $10 million.

Consumer Foods gross profit for the first quarter of fiscal 2008 was $412 million, a decrease of $32 million, or 7%, from the same period in the prior year. Increasing input costs for proteins, vegetable oil, dairy, and energy significantly increased cost of goods sold for the quarter. The Company estimates that the impact of higher input costs reduced gross profits in the Consumer Foods segment by approximately $73 million in the first quarter of fiscal 2008, relative to the first quarter of fiscal 2007. Increased sales volumes and pricing, discussed above, only partially offset increasing costs. In addition, gross profits from sales of all peanut butter products, including both branded and private label, in the first quarter of fiscal 2008 were approximately $16 million lower than comparable amounts in the prior year. Gross profits were also lower in the first quarter of fiscal 2008 than in the prior year by approximately $7 million due to charges related to the peanut butter recall. Finally, reductions in restructuring-related accruals in the first quarter of fiscal 2008 resulted in a benefit to gross profit of $2 million, while costs of implementing the Company’s restructuring plan reduced gross profit for the first quarter of fiscal 2007 by $10 million.

Food and Ingredients gross profit was $165 million for the first quarter of fiscal 2008 and $145 million in the same period of the prior year, an increase of 14%. Higher gross profits were driven by increased pricing and volume in the Company’s specialty potato business, partially offset by increased manufacturing and supply chain costs.

Trading and Merchandising gross profit for the first quarter of fiscal 2008 was $95 million, an increase of $63 million, or 194%, versus the same period of the prior year. The increase in gross profit was largely driven by increased profits from trading and merchandising of fertilizer, natural gas, and petroleum products.

International Foods gross profit was $42 million for the first quarter of fiscal 2008, unchanged from the same period of the prior year. This flat gross profit reflects increased sales volume, offset by competitive pricing in certain markets, increasing inventory costs, and a slight benefit due to foreign currency exchange rates.

	Gross Margin Percent
	Thirteen weeks ended
Reporting Segment	August 26, 2007	August 27, 2006
Consumer Foods	26%	29%
Food and Ingredients	18%	18%
Trading and Merchandising	29%	16%
International Foods	28%	29%

Total	24%	25%

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

The Company’s gross margin (gross profit as a percentage of net sales) for the first quarter of fiscal 2008 was 24%, as compared to 25% for the same period in the prior year, reflecting significantly more profitable operations in the Trading and Merchandising segment, offset by lower margins in the Consumer Foods segment. Increased input costs and operational inefficiencies in the Consumer Foods segment were not fully offset by increased sales prices and productivity efforts.

Selling, General and Administrative Expenses (includes general corporate expense)

Selling, general and administrative expenses totaled $405 million for the first quarter of fiscal 2008, a decrease of $32 million, or 7%, as compared to the comparable period of the prior year. Selling, general and administrative expenses for the first quarter of fiscal 2008 reflect:

•	increased advertising and promotion and selling expenses of approximately $10 million,

•	charges related to the peanut butter recall of approximately $5 million,

•	a benefit of approximately $11 million related to the recovery of certain costs in connection with the Company’s restructuring plan,

•	$5 million of income for reimbursement of expenses related to transition services provided to the buyers of certain divested businesses, and

•	a gain of $6 million due to the sale of an available-for-sale marketable security.

Selling, general and administrative expenses in the first quarter of fiscal 2007 included:

•	charges of $29 million related to the execution of the Company’s restructuring plan, and

•	a gain of $4 million related to the Company’s sale of two aircraft.

Operating Profit (Earnings before general corporate expense, interest expense, net, income taxes, and equity method investment earnings)

($ in millions) Reporting Segment	Operating Profit
	Thirteen weeks ended
	August 26, 2007	August 27, 2006	% Inc / (Dec)
Consumer Foods	$176	$183	(3)%
Food and Ingredients	120	104	16%
Trading and Merchandising	76	16	385%
International Foods	11	13	(14)%

Consumer Foods operating profit for the first quarter of fiscal 2008 was $176 million, a decrease of $7 million, or 3%, from the same period last year. The decrease for the first quarter is reflective of the decreased gross profit, discussed above. The Company realized a benefit of $11 million due to the reversal of certain restructuring accruals in the first quarter of fiscal 2008 related to the Company’s restructuring plan versus charges incurred of $26 million in the first quarter of fiscal 2007. The Company also incurred $12 million of charges related to the peanut butter recall in the first quarter of fiscal 2008.

For the first quarter of fiscal 2008, Food and Ingredients operating profit was $120 million, compared with $104 million for the first quarter of the prior fiscal year. Increased operating profit for the first quarter is reflective of increased gross profits, as discussed above.

Trading and Merchandising operating profit for the first quarter of fiscal 2008 was $76 million, an increase of $60 million, from the first quarter of last year. Improved results in the first quarter of fiscal 2008 were primarily due to the improved gross profit, as discussed above, partially offset by increased performance-based employee incentive costs.

International Foods operating profit for the first quarter of fiscal 2008 was $11 million, a decrease of $2 million from the comparable period last year, reflecting flat gross profits, as discussed above, and higher selling costs.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

Interest Expense, Net

Net interest expense was $59 million and $58 million for the first quarter of fiscal 2008 and 2007, respectively, reflecting decreased debt balances, offset by lower interest income in fiscal 2008.

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

Income Taxes

In the first quarter of fiscal 2008 and 2007, the Company’s income tax expense was $87 million and $62 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to income from continuing operations before income taxes, inclusive of equity method investment earnings) was approximately 33% and 36% for the first quarter of fiscal 2008 and 2007, respectively. The Company expects its effective income tax rate to be in the range of 34% to 35% over time.

Equity Method Investment Earnings

Equity method investment earnings were $12 million and $2 million for the first quarter of fiscal 2008 and 2007, respectively. During the first quarter of fiscal 2008, the operating results of a foreign potato venture were significantly improved as compared to the first quarter of fiscal 2007.

Discontinued Operations

The first quarter of fiscal 2008 includes an immaterial loss from discontinued operations as compared to after tax income of $58 million in the same period of the prior fiscal year. The first quarter of fiscal 2007 includes after tax gains of $37 million related to the sale of the packaged cheese business and the dietary supplement business.

Earnings Per Share

The Company’s diluted earnings per share in the first quarter of fiscal 2008 and 2007 were $0.36 and $0.33 (including $0.12 per diluted share of earnings from discontinued operations), respectively. See “Other Significant Items of Note – Items Impacting Comparability” above as several other significant items affect the comparability of year-over-year results of operations.

Liquidity and Capital Resources

Sources of Liquidity and Capital

The Company’s primary financing objective is to maintain a prudent capital structure that provides the Company flexibility to pursue its growth objectives. The Company currently uses short-term debt principally to finance ongoing operations, including its trade working capital (accounts receivable and prepaid expenses and other current assets, less accounts payable and other accrued liabilities) needs and a combination of equity and long-term debt to finance both its base trade working capital needs and its noncurrent assets.

Commercial paper borrowings (usually less than 30 days maturity) are reflected in the Company’s consolidated balance sheets within notes payable. The Company has credit lines from banks that total approximately $2.2 billion. These lines are comprised of a $1.5 billion multi-year revolving credit facility with a syndicate of financial institutions which matures in December 2011 and some committed and uncommitted short-term facilities approximating $684 million. The multi-year facility is a back-up facility for the Company’s commercial paper program. Borrowings under the multi-year facility bear interest at or below prime rate and may be prepaid without penalty. These rates generally are approximately .30 to .35 percentage points higher than the interest rates for commercial paper. The Company has not drawn upon this multi-year facility. As of August 26, 2007, the Company had short-term notes payable of $125 million that was comprised primarily of commercial paper and borrowings from some of the uncommitted short-term facilities. The multi-year revolving credit facility requires the Company to repay borrowings if the Company’s consolidated funded debt exceeds 65% of the consolidated capital base, as defined, or if fixed charges coverage, as defined, is less than 1.75 to 1.0, as such terms are defined in applicable agreements. As of the end of the first quarter of fiscal 2008, the Company is in compliance with the credit agreements’ financial covenants.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

As of the end of both the first quarter of fiscal 2008 and 2007, the Company’s senior long-term debt ratings were all investment grade ratings. A significant downgrade in the Company’s credit ratings would not affect the Company’s ability to borrow amounts under the revolving credit facilities, although borrowing costs would increase. A downgrade of the Company’s short-term credit ratings would impact the Company’s ability to borrow under its commercial paper program by causing increased borrowing costs and shorter durations and could result in possible access limitations.

In December 2006, the Company completed an exchange of approximately $200 million principal amount of its 9.75% subordinated notes due 2021 and $300 million principal amount of its 6.75% senior notes due 2011 for approximately $500 million principal amount of 5.82% senior notes due 2017 and cash of approximately $90 million, in order to improve the Company’s debt maturity profile. The Company is amortizing the $90 million cash payment (the unamortized portion of which is reflected as a reduction of senior long-term debt in the Company’s consolidated balance sheet at August 26, 2007) over the life of the new notes within interest expense.

The Company held, at August 27, 2006, subordinated notes in the original principal amount of $150 million plus accrued interest of $50.4 million (which are reflected at a combined fair value of $117 million in the Company’s balance sheet at August 27, 2006) from Swift Foods. Subsequent to the end of the first quarter of fiscal 2007, the Company sold these notes for approximately $117 million, net of transaction expenses.

Cash Flows

During the first quarter of fiscal 2008, the Company used $437 million of cash, which was the net impact of $179 million used by operating activities, $191 million used in investing activities, and $67 million used in financing activities.

Cash used in operating activities of continuing operations totaled $181 million in the first quarter of fiscal 2008, as compared to $387 million generated in the same period of the prior year. Improved income from continuing operations was offset by a use of cash for working capital in the first quarter of fiscal 2008. The increased working capital was largely due to increased derivative assets (classified in prepaid expenses and other current assets) in the Trading and Merchandising segment, and increased commodity and other inventory balances within the Trading and Merchandising and Food and Ingredients segments, partially offset by increases in derivative liabilities. The higher inventory balances in the Food and Ingredients segment were largely due to higher input costs and seasonal builds. The Company also temporarily built its inventory balances in the Consumer Foods segment in connection with the previously announced plant rationalization program. Cash generated from operating activities of discontinued operations was approximately $2 million in the first quarter of fiscal 2008, as compared to $6 million of cash used in the first quarter of fiscal 2007.

Cash used in investing activities totaled $191 million in the first quarter of fiscal 2008, versus cash generated from investing activities of $116 million in the same period of fiscal 2007. Investing activities of continuing operations in the first quarter of fiscal 2008 consisted primarily of expenditures of $50 million related to the purchase of Alexia Foods and capital expenditures of $192 million, which includes approximately $39 million of expenditures related to the Company’s purchase of certain warehouse facilities from its lessors (these warehouses were sold for proceeds of approximately $36 million to unrelated third parties immediately thereafter), offset by $13 million of proceeds from the sale of property, plant, and equipment. Investing activities for the first quarter of fiscal 2007 consisted primarily of $44 million for the sale of property, plant and equipment, including the sale of two aircraft, offset by $46 million of capital expenditures. The Company had no cash flows from investing activities of discontinued operations in the first quarter of fiscal 2008. The Company generated $115 million of cash from investing activities of discontinued operations in the first quarter of fiscal 2007, primarily from the disposition of the cheese business.

Cash used in financing activities totaled $67 million in the first quarter of fiscal 2008 and $133 million in the first quarter of fiscal 2007. During the first quarter of fiscal 2008 and 2007, the Company paid dividends of $89 million and $93 million, respectively. In the first quarter of fiscal 2008 and 2007, the Company repurchased $88 million and $53 million, respectively, of its common stock as part of its share repurchase program.

The Company estimates its capital expenditures in fiscal 2008 will be approximately $450 million (excluding the expenditures for the aforementioned purchase and subsequent resale of certain warehouse facilities). Management believes that existing cash balances, cash flows from operations, divestiture proceeds, existing credit facilities, and access to capital markets will provide sufficient liquidity to meet its working capital needs, and for planned capital expenditures, share repurchases, and payment of anticipated quarterly dividends.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

Off-Balance Sheet Arrangements

The Company uses off-balance sheet arrangements (e.g., operating leases) where the economics and sound business principles warrant their use. The Company periodically enters into guarantees and other similar arrangements as part of transactions in the ordinary course of business. These are described further in “Obligations and Commitments,” below.

The Company consolidates the assets and liabilities of several entities from which it leases office buildings and corporate aircraft. These entities have been determined to be variable interest entities and the Company has been determined to be the primary beneficiary of these entities. Due to the consolidation of these entities, the Company reflects in its balance sheets: property, plant and equipment of $154 million, $156 million, and $174 million, other assets of $14 million, $14 million, and $13 million, long-term debt of $149 million (including current maturities of $6 million), $150 million (including current maturities of $6 million), and $190 million (including current maturities of $8 million), minority interest liabilities of $22 million, $22 million, and $0, and other accrued liabilities of $1 million, $1 million, and $1 million, as of August 26, 2007, May 27, 2007, and August 27, 2006, respectively. The liabilities recognized as a result of consolidating these entities do not represent additional claims on the general assets of the Company. The creditors of these entities have claims only on the assets of the specific variable interest entities.

Obligations and Commitments

As part of its ongoing operations, the Company enters into arrangements that obligate the Company to make future payments under contracts such as lease agreements, debt agreements, and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as “take-or-pay” contracts). The unconditional purchase obligation arrangements are entered into by the Company in its normal course of business in order to ensure adequate levels of sourced product are available to the Company. Of these items, capital lease and debt obligations, which totaled $3.6 billion as of August 26, 2007, are currently recognized as liabilities in the Company’s consolidated balance sheet. Operating lease obligations and unconditional purchase obligations, which totaled $611 million as of August 26, 2007, in accordance with generally accepted accounting principles, are not recognized as liabilities in the Company’s consolidated balance sheet.

A summary of the Company’s contractual obligations as of August 26, 2007 is as follows:

	Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt	$3,572.8	$17.7	$48.5	$1,241.5	$2,265.1
Lease obligations	414.9	77.1	131.5	89.2	117.1
Purchase obligations	195.8	77.8	66.3	49.8	1.9

Total	$4,183.5	$172.6	$246.3	$1,380.5	$2,384.1

The Company is also contractually obligated to pay interest on its long-term debt obligations. The weighted average interest rate of the long-term debt obligations outstanding as of August 26, 2007 was approximately 7.2%.

The Company consolidates the assets and liabilities of certain entities from which it leases office buildings and corporate aircraft. These entities have been determined to be variable interest entities and the Company has been determined to be the primary beneficiary of theses entities. The amounts reflected in contractual obligations of long-term debt, in the table above, include $149 million of liabilities of these variable interest entities to the creditors of such entities. The long-term debt recognized as a result of consolidating these entities does not represent additional claims on the general assets of the Company. The creditors of these entities have claims only on the assets of the specific variable interest entities. As of August 26, 2007, the Company is obligated to make rental payments of $280 million to the variable interest entities, of which $21 million is due in less than one year, $42 million is due in one to three years, $66 million is due in three to five years, and $151 million is due thereafter. Such amounts are not reflected in the table, above.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

As part of its ongoing operations, the Company also enters into arrangements that obligate the Company to make future cash payments only upon the occurrence of a future event (e.g., guarantees of debt or lease payments of a third party should the third party be unable to perform). The following commercial commitments are not recognized as liabilities in the Company’s consolidated balance sheet. A summary of the Company’s commitments, including commitments associated with equity method investments, as of August 26, 2007 is as follows:

	Amount of Commitment Expiration Per Period (in millions)
Other Commercial Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Guarantees	$32.0	$6.8	$9.3	$5.2	$10.7
Other commitments	1.0	1.0	—	—	—

Total	$33.0	$7.8	$9.3	$5.2	$10.7

The Company’s total commitments of $33 million include approximately $26 million in guarantees and other commitments the Company has made on behalf of the divested fresh beef and pork business.

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

The obligations and commitments tables, above, do not include any reserves for income taxes under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (as amended), as the Company is unable to reasonably estimate the ultimate amount or timing of settlement of its reserves for income taxes. The liability for unrecognized tax benefits at August 26, 2007 is $61.4 million.

Trading Activities

The Company accounts for certain contracts (e.g., “physical” commodity purchase/sale contracts and derivative contracts) at fair value. The Company considers a portion of these contracts to be its “trading” activities. The following table excludes certain commodity-based contracts entered into in the normal course of business, including “physical” contracts to buy or sell commodities (generally within the Company’s grain merchandising and flour milling businesses) at agreed-upon fixed prices, as well as derivative contracts (e.g., futures and options) used primarily to create an economic hedge of an existing asset or liability (e.g., inventory) or an anticipated transaction (e.g., purchase of inventory). The use of such contracts is not considered by the Company to be “trading” activities as these contracts are considered either normal purchase and sale contracts or economic hedging contracts. The Company includes in the table all derivative instruments, including “physical” contracts related to the trading of energy-related commodities (such as petroleum products and natural gas).

The following table represents the fair value and scheduled maturity dates of such contracts outstanding as of August 26, 2007:

($ in millions) Source of Fair Value	Fair Value of Contracts as of August 26, 2007
	Gross Asset		Gross Liability		Net Asset		Total Fair Value
	Maturity less than 1 year	Maturity 1-3 years	Maturity less than 1 year	Maturity 1-3 years	Maturity less than 1 year	Maturity 1-3 years
Prices actively quoted	$1,164.1	$12.8	$(937.4)	$(13.6)	$226.7	$(0.8)	$225.9
Prices provided by other external sources	38.9	1.6	(38.7)	(0.9)	0.2	0.7	0.9
Prices based on other valuation models	0.3	—	—	—	0.3	—	0.3

Total fair value	$1,203.3	$14.4	$(976.1)	$(14.5)	$227.2	$(0.1)	$227.1

In order to minimize the risk of loss associated with non-exchange-traded transactions with counterparties, the Company utilizes established credit limits and performs ongoing counterparty credit evaluations.

The asset and liability amounts in this table reflect

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

gross positions and are not reduced for offsetting positions with a counterparty when a legal right of offset exists. The “prices actively quoted” category reflects only contracts for which the fair value is based entirely upon prices actively quoted on major exchanges in the United States. The “prices provided by other external sources” category represents contracts which contain a pricing component other than prices actively quoted on a major exchange, such as forward commodity positions at locations for which over-the-counter broker quotes are available.

Critical Accounting Estimates

A discussion of the Company’s critical accounting estimates can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s annual report on Form 10-K for the fiscal year ended May 27, 2007.

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

Related Party Transactions

Sales to affiliates (equity method investees) of $1.7 million and $0.2 million for the first quarter of fiscal 2008 and 2007, respectively, are included in net sales. The Company received management fees from affiliates (equity method investees) of $3.7 million and $3.4 million in the first quarter of fiscal 2008 and 2007, respectively. Accounts receivable from affiliates totaled $1.1 million, $2.5 million, and $3.1 million at August 26, 2007, May 27, 2007, and August 27, 2006, respectively. Accounts payable to affiliates totaled $12.6 million, $13.5 million, and $11.1 million at August 26, 2007, May 27, 2007, and August 27, 2006, respectively.

During the first quarter of fiscal 2007, the Company sold an aircraft for proceeds of approximately $8.1 million to a company on whose board of directors one of the Company’s directors sits. The Company recognized a gain of approximately $3.0 million on the transaction.

The Company leases various buildings that are beneficially owned by Opus Corporation or entities related to Opus Corporation (the “Opus Entities”). The Opus Entities are affiliates or part of a large, national real estate development company. A former member of the Company’s board of directors is a beneficial owner, officer, and chairman of Opus Corporation and a director or officer of the related entities. The agreements relate to the leasing of land, buildings, and equipment for the Company in Omaha, Nebraska. The Company occupies the buildings pursuant to long-term leases with Opus Corporation and other investors, which leases contain various termination rights and purchase options. The Company made rental payments of $3.5 million and $3.6 million in the first quarter of fiscal 2008 and 2007, respectively, to the Opus Entities. The Company has also entered into construction contracts with the Opus Entities, which relate to the construction of improvements to various properties occupied by the Company. The Company made payments of $0.6 million to the Opus Entities for construction services for the first quarter of fiscal 2007. The Company purchases property management services from Opus Corporation. Payments made by the Company to Opus Corporation or its affiliates for these services totaled $0.4 million for both the first quarter of fiscal 2008 and 2007, respectively.

From time to time, one of the Company’s business units has engaged an environmental and agricultural engineering services firm. The firm is a subsidiary of an entity whose chief executive officer serves on the Company’s board of directors. Payments to this firm for environmental and agricultural engineering services performed totaled less than $0.1 million and less than $0.2 million in the first quarter of fiscal 2008 and 2007, respectively.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The principal market risks affecting the Company are exposures to price fluctuations of commodity and energy inputs, interest rates, and foreign currencies. These fluctuations impact the trading business, which includes the commodity trading and merchandising functions and the processing businesses, which represent the remaining businesses of the Company.

Other than the changes noted below, there have been no material changes in the Company’s market risk during the thirteen weeks ended August 26, 2007. For additional information, refer to the “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of the Company’s annual report on Form 10-K for the fiscal year ended May 27, 2007.

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

Based on the Company’s net derivative positions at the end of the first quarter of fiscal 2008, the maximum potential loss of fair value resulting from a hypothetical change of 10% in market prices was as follows:

(in millions)
Processing
Grains/Foods	$5
Meats	—
Energy	7
Packaging	1
Trading
Grains/Foods	$53
Meats	5
Energy	19

Foreign Currency Risk

In order to reduce exposures related to changes in foreign currency exchange rates, the Company may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of its operations and trading activities. This activity primarily relates to hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign denominated assets and liabilities.

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

Based on the Company’s net foreign currency derivative positions at the end of the first quarter of fiscal 2008, the maximum potential loss of fair value resulting from a hypothetical change of 10% in market prices was $19 million for processing activities and $1 million for trading activities.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of August 26, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated any change in the Company’s internal control over financial reporting that occurred during the quarter covered by this report and determined that there was no change in the Company’s internal control over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, such internal controls.

ConAgra Foods, Inc. and Subsidiaries

Part II - Other Information

ITEM 1.	LEGAL PROCEEDINGS

As previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended May 27, 2007, three purported class actions were filed in United States District Court for Nebraska, Rantala v. ConAgra Foods, Inc., et. al., Case No. 805CV349, and Bright v. ConAgra Foods, Inc., et. al., Case No. 805CV348 on July 18, 2005, and Boyd v. ConAgra Foods, Inc., et. al., Case No. 805CV386 on August 8, 2005. The lawsuits are against the Company, its directors, and its employee benefits committee on behalf of participants in the Company’s employee retirement income savings plans. The lawsuits allege violations of the Employee Retirement Income Security Act (ERISA) in connection with events resulting in the Company’s April 2005 restatement of its financial statements and related matters disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 27, 2007. The Company has reached a settlement with the plaintiffs in these actions subject to final court approval. The settlement included a $4 million payment, most of which was paid by an insurer. The Company has also agreed to make certain prospective changes to its benefit plans as part of the settlement.

The Company is also party to a number of other lawsuits and claims arising out of the operation of its business. After taking into account liabilities recorded for all of the foregoing matters, management believes the ultimate resolution of such matters should not have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the total number of shares purchased during the first quarter of fiscal 2008, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that may yet be Purchased under the Programs (2)
May 28 through June 24, 2007	—	—	—	$88,100,000
June 25 through July 22, 2007	94,422	$27.42	—	$88,100,000
July 23 through August 26, 2007	3,397,758	$25.93	3,397,758	$11,000

Total Fiscal 2008 First Quarter Activity	3,492,180	$25.97	3,397,758	$11,000

(1)	Amounts represent shares delivered to the Company to pay the exercise price of stock options or to satisfy tax withholding obligations upon the exercise of stock options, vesting of restricted shares, or distribution of performance shares.
(2)	Pursuant to the share repurchase plan originally announced on December 4, 2003 of up to $1 billion and subsequently increased to up to $1.5 billion on September 28, 2006, the Company has repurchased approximately 58.4 million shares at a cost of $1.5 billion through August 26, 2007 as part of this plan. The program has no expiration date.

On September 27, 2007, the Company’s Board of Directors authorized the repurchase of up to an additional $500 million of the Company’s shares. The Company intends to repurchase shares periodically depending on market conditions and may make purchases in the open market or through privately negotiated transactions.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of stockholders was held on September 27, 2007 (following the end of the period covered by this report). The vote for each matter voted upon at the meeting is set forth below:

Election of Directors:

	FOR	WITHHELD
Mogens C. Bay	410,952,022	23,631,458
Steven F. Goldstone	421,157,932	13,425,548
W.G. Jurgensen	421,417,812	13,165,668
Ruth Ann Marshall	421,116,839	13,466,641
Gary M. Rodkin	419,734,955	14,848,525
Andrew J. Schindler	421,140,374	13,443,106

ConAgra Foods, Inc. and Subsidiaries

Part II - Other Information

Ratification of the appointment of KPMG as independent auditors for fiscal year 2008:

FOR: 428,178,950

AGAINST: 3,250,279

ABSTAIN: 3,154,251

BROKER NON-VOTES: 0

Approval of the shareholder proposal to issue a report to shareholders on controlled-atmosphere killing:

FOR: 25,128,314

AGAINST: 290,165,619

ABSTAIN: 57,215,608

BROKER NON-VOTES: 372,509,541

ITEM 6.	EXHIBITS

Exhibits
12	Statement regarding computation of ratio of earnings to fixed charges

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificates

ConAgra Foods, Inc. and Subsidiaries

Part II - Other Information

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

Dated this 3rd day of October, 2007.

EXHIBIT	DESCRIPTION	PAGE
12	Statement regarding computation of ratio of earnings to fixed charges	39

31.1	Section 302 Certificate of Chief Executive Officer	40

31.2	Section 302 Certificate of Chief Financial Officer	41

32.1	Section 906 Certificates	42