Form 10-Q
period 2007-11-25
CONAGRA FOODS INC /DE/
filed 2008-01-03
CIK 23217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 25, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of issuer’s common stock, as of December 23, 2007, was 487,586,274.

Part I.	FINANCIAL INFORMATION		3

	Item 1	Financial Statements	3

		Unaudited Condensed Consolidated Statements of Earnings for the Thirteen and Twenty-six Weeks ended November 25, 2007 and November 26, 2006	3

		Unaudited Condensed Consolidated Statements of Comprehensive Income for the Thirteen and Twenty-six Weeks ended November 25, 2007 and November 26, 2006	4

		Unaudited Condensed Consolidated Balance Sheets as of November 25, 2007, May 27, 2007, and November 26, 2006	5

		Unaudited Condensed Consolidated Statements of Cash Flows for the Twenty-six Weeks ended November 25, 2007 and November 26, 2006	6

		Notes to Unaudited Condensed Consolidated Financial Statements	8

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

	Item 3	Quantitative and Qualitative Disclosures About Market Risk	39

	Item 4	Controls and Procedures	40

Part II.	OTHER INFORMATION		42

	Item 1	Legal Proceedings	42

	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	42

	Item 4	Submission of Matters to a Vote of Security Holders	43

	Item 6	Exhibits	44

	Signatures		45

	Exhibit Index		46

	Exhibit 10.1		47
	Exhibit 10.2		55
	Exhibit 10.3		67
	Exhibit 10.4		72
	Exhibit 10.5		84
	Exhibit 12		91
	Exhibit 31.1		92
	Exhibit 31.2		93
	Exhibit 32.1		94

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions except per share amounts)

(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	November 25, 2007	November 26, 2006	November 25, 2007	November 26, 2006
Net sales	$3,511.0	$3,088.7	$6,466.6	$5,777.3
Costs and expenses:
Cost of goods sold	2,565.9	2,278.4	4,807.4	4,304.0
Selling, general and administrative expenses	527.2	450.4	932.2	887.6
Interest expense, net	64.3	52.1	122.8	110.1

Income from continuing operations before income taxes and equity method investment earnings	353.6	307.8	604.2	475.6
Income tax expense	132.9	119.1	220.3	180.6
Equity method investment earnings	23.1	12.6	35.4	14.8

Income from continuing operations	243.8	201.3	419.3	309.8
Income from discontinued operations, net of tax	1.0	12.0	0.9	70.2

Net income	$244.8	$213.3	$420.2	$380.0

Earnings per share – basic
Income from continuing operations	$0.50	$0.40	$0.86	$0.61
Income from discontinued operations	—	0.02	—	0.14

Net income	$0.50	$0.42	$0.86	$0.75

Earnings per share – diluted
Income from continuing operations	$0.50	$0.39	$0.85	$0.61
Income from discontinued operations	—	0.03	—	0.13

Net income	$0.50	$0.42	$0.85	$0.74

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	November 25, 2007	November 26, 2006	November 25, 2007	November 26, 2006
Net income	$244.8	$213.3	$420.2	$380.0
Other comprehensive income (loss):
Net derivative adjustment, net of tax	(1.1)	(4.7)	(1.8)	(1.3)
Unrealized gains (losses) on available-for-sale securities, net of tax:
Unrealized holding gains arising during the period	0.5	1.7	0.8	2.1
Reclassification adjustment for gains included in net income	—	(0.8)	(3.8)	(2.3)
Currency translation adjustment:
Unrealized translation gains (losses) arising during the period	34.3	(8.4)	42.3	(6.4)
Reclassification adjustment for losses included in net income	—	21.7	—	21.7
Pension and postretirement healthcare liabilities, net of tax	1.7	3.1	3.4	4.1

Comprehensive income	$280.2	$225.9	$461.1	$397.9

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions except share data)

(unaudited)

	November 25, 2007	May 27, 2007	November 26, 2006
ASSETS
Current assets
Cash and cash equivalents	$128.1	$735.2	$803.5
Receivables, less allowance for doubtful accounts of $26.9, $25.5, and $25.0	1,489.5	1,203.1	1,115.5
Inventories	3,349.1	2,348.5	2,587.7
Prepaid expenses and other current assets	828.6	719.2	1,213.3

Total current assets	5,795.3	5,006.0	5,720.0

Property, plant and equipment	5,103.7	5,079.6	4,814.1
Less accumulated depreciation	(2,721.5)	(2,758.4)	(2,659.4)

Property, plant and equipment, net	2,382.2	2,321.2	2,154.7

Goodwill	3,505.3	3,446.9	3,442.4
Brands, trademarks and other intangibles, net	804.5	776.0	796.5
Other assets	312.0	285.4	242.9

	$12,799.3	$11,835.5	$12,356.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable	$321.7	$21.3	$5.6
Current installments of long-term debt	15.7	18.2	20.8
Accounts payable	1,458.0	1,108.1	992.7
Other accrued liabilities	1,595.9	1,533.3	1,938.1

Total current liabilities	3,391.3	2,680.9	2,957.2

Senior long-term debt, excluding current installments	3,175.1	3,220.0	3,131.7
Subordinated debt	200.0	200.0	400.0
Other noncurrent liabilities	1,228.5	1,151.7	1,130.0

Total liabilities	7,994.9	7,252.6	7,618.9

Commitments and contingencies (Note 10)
Common stockholders’ equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 566,635,803, 566,410,152, and 566,256,801	2,833.3	2,832.2	2,831.3
Additional paid-in capital	835.2	816.8	788.6
Retained earnings	3,084.5	2,856.0	2,650.7
Accumulated other comprehensive income (loss)	36.5	(5.9)	(4.0)
Less treasury stock, at cost, 79,239,532, 76,631,063, and 61,570,244 common shares	(1,985.1)	(1,916.2)	(1,529.0)

Total common stockholders’ equity	4,804.4	4,582.9	4,737.6

	$12,799.3	$11,835.5	$12,356.5

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Twenty-six weeks ended
	November 25, 2007	November 26, 2006
Cash flows from operating activities:
Net income	$420.2	$380.0
Income from discontinued operations	0.9	70.2

Income from continuing operations	419.3	309.8
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	153.2	176.8
Gain on sale of fixed assets	(2.1)	(2.3)
Gain on sale of businesses and equity method investments	—	(22.1)
Undistributed earnings of affiliates	(25.5)	(8.1)
Share-based payments expense	29.0	33.3
Other items	60.9	(62.7)
Change in operating assets and liabilities:
Accounts receivable	(291.8)	(49.1)
Inventory	(982.7)	(462.7)
Prepaid expenses and other current assets	(107.2)	(467.4)
Accounts payable	367.4	183.8
Other accrued liabilities	102.1	313.5

Net cash flows from operating activities – continuing operations	(277.4)	(57.2)
Net cash flows from operating activities – discontinued operations	0.9	78.1

Net cash flows from operating activities	(276.5)	20.9

Cash flows from investing activities:
Purchases of marketable securities	(1,351.0)	(1,074.6)
Sales of marketable securities	1,352.0	1,075.4
Additions to property, plant and equipment	(262.8)	(105.3)
Purchase of leased warehouses	(39.2)	(31.7)
Sale of leased warehouses	35.6	31.7
Sale of Swift note receivable	—	117.4
Sale of property, plant and equipment	16.6	70.2
Sale of businesses and equity method investments	—	72.3
Purchase of businesses	(122.0)	—
Increase in investments in affiliates	(0.7)	—
Notes receivable and other items	(0.4)	0.6

Net cash flows from investing activities – continuing operations	(371.9)	156.0
Net cash flows from investing activities – discontinued operations	—	664.5

Net cash flows from investing activities	(371.9)	820.5

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (continued)

(in millions)

(unaudited)

	Twenty-six weeks ended
	November 25, 2007	November 26, 2006
Cash flows from financing activities:
Net short-term borrowings	297.4	(4.4)
Repayment of long-term debt	(9.0)	(25.0)
Repurchase of ConAgra Foods common shares	(88.1)	(202.9)
Cash dividends paid	(176.9)	(185.2)
Proceeds from exercise of employee stock options	14.9	45.3
Other items	3.0	2.7

Net cash flows from financing activities – continuing operations	41.3	(369.5)
Net cash flows from financing activities – discontinued operations	—	—

Net cash flows from financing activities	41.3	(369.5)

Net change in cash and cash equivalents	(607.1)	471.9
Cash and cash equivalents at beginning of period	735.2	331.6

Cash and cash equivalents at end of period	$128.1	$803.5

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 25, 2007 and November 26, 2006

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

Basis of Consolidation – The condensed consolidated financial statements include the accounts of ConAgra Foods and all majority-owned subsidiaries. In addition, the accounts of all variable interest entities for which the Company is determined to be the primary beneficiary are included in the Company’s condensed consolidated financial statements from the date such determination is made. All significant intercompany investments, accounts, and transactions have been eliminated.

Variable Interest Entities – The Company consolidates the assets and liabilities of several entities from which it leases corporate aircraft. For periods ending prior to November 25, 2007, the Company consolidated several entities from which it leases office buildings. Each of these entities had been determined to be a variable interest entity and the Company was determined to be the primary beneficiary of each of these entities. In September 2007, the Company ceased to be the primary beneficiary of the entities from which it leases office buildings and, accordingly, the Company discontinued the consolidation of the assets and liabilities of these entities.

Due to the consolidation of the variable interest entities, the Company reflects in its balance sheets:

	November 25, 2007	May 27, 2007	November 26, 2006
Property, plant and equipment, net	$53.3	$155.9	$159.3
Other assets	—	13.8	12.4
Current installments of long-term debt	3.2	6.1	7.7
Senior long-term debt, excluding current installments	52.6	144.1	166.4
Other accrued liabilities	0.6	0.6	0.6
Other noncurrent liabilities	—	21.9	—

The liabilities recognized as a result of consolidating these entities do not represent additional claims on the general assets of the Company. The creditors of these entities have claims only on the assets of the specific variable interest entities to which they have advanced credit.

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

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 25, 2007 and November 26, 2006

(columnar dollars in millions except per share amounts)

Cash and Cash Equivalents – Cash and all highly liquid investments with an original maturity of three months or less at the date of acquisition, including short-term time deposits and government agency and corporate obligations, are classified as cash and cash equivalents. Restricted cash deposits in margin accounts required for exchange-traded activity of approximately $0, $95 million, and $232 million are included in prepaid expenses and other current assets in the Company’s consolidated balance sheets at November 25, 2007, May 27, 2007, and November 26, 2006, respectively.

Accounts Payable – Included in accounts payable are short-term notes payable for goods with repayment terms of up to 180 days, the balances of which were $85.7 million, $204.3 million, and $73.4 million, at November 25, 2007, May 27, 2007, and November 26, 2006, respectively.

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

The following details the income tax expense (benefit) on components of other comprehensive income:

	Thirteen weeks ended		Twenty-six weeks ended
	November 25, 2007	November 26, 2006	November 25, 2007	November 26, 2006
Net derivative adjustment	$(0.7)	$(2.1)	$(1.1)	$(0.2)
Unrealized gains on available-for-sale securities	0.3	1.0	0.5	1.2
Reclassification adjustment for (gains) losses included in net income	—	(0.5)	(2.2)	(1.3)
Pension and postretirement healthcare liabilities	1.5	—	2.9	0.7

	$1.1	$(1.6)	$0.1	$0.4

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

As further discussed in Note 11, the Company elected to adopt the measurement date provisions of Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of May 28, 2007.

Recently Issued Accounting Pronouncements – In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, effective as of the beginning of the Company’s fiscal 2010, noncontrolling interests will be classified as equity in the Company’s financial statements and income and comprehensive income attributed to the noncontrolling interest will be included in the Company’s income and comprehensive income. The provisions of this standard must be applied retrospectively upon adoption. Management is currently evaluating the impact of adopting SFAS No. 160 on the Company’s consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. The provisions of SFAS No. 141(R) are effective for the Company’s business combinations occurring on or after June 1, 2009.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 25, 2007 and November 26, 2006

(columnar dollars in millions except per share amounts)

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the Company’s fiscal 2009 for the Company’s financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in its consolidated financial statements. The FASB has provided for a one-year deferral of the implementation of this standard for other nonfinanical assets and liabilities. Management is currently evaluating the impact of adopting SFAS No. 157 on the Company’s consolidated financial position and results of operations.

Use of Estimates – Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect reported amounts of assets, liabilities, revenues, and expenses as reflected in the consolidated financial statements. Actual results could differ from these estimates.

2. DISCONTINUED OPERATIONS AND DIVESTITURES

Packaged Meats Operations

During the first half of fiscal 2007, the Company completed its divestiture of the packaged meats operations for proceeds of approximately $553 million, resulting in no significant gain or loss. Based upon the Company’s estimate of proceeds from the sale of this business, the Company recognized impairment charges totaling $240.4 million ($209.3 million after tax) in the second half of fiscal 2006. The Company recognized additional charges of approximately $21.1 million ($13.0 million after tax) in the first half of fiscal 2007. The Company reflects the results of these operations as discontinued operations for all periods presented.

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

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 25, 2007 and November 26, 2006

(columnar dollars in millions except per share amounts)

Summary of Operational Results

The summary comparative financial results of the discontinued operations were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	November 25, 2007	November 26, 2006	November 25, 2007	November 26, 2006
Net sales	$(0.2)	$210.1	$(0.7)	$712.6

Long-lived asset impairment charge	—	(1.4)	—	(21.1)
Income from operations of discontinued operations before income taxes	1.6	21.7	1.4	75.5
Net gain (loss) from disposal of businesses	—	(0.8)	—	65.0

Income before income taxes	1.6	19.5	1.4	119.4
Income tax expense	(0.6)	(7.5)	(0.5)	(49.2)

Income from discontinued operations, net of tax	$1.0	$12.0	$0.9	$70.2

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

3. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

Goodwill by reporting segment was as follows:

	November 25, 2007	May 27, 2007	November 26, 2006
Consumer Foods	$3,304.6	$3,254.6	$3,254.6
International Foods	99.1	91.3	87.3
Food and Ingredients	85.7	85.1	84.6
Trading and Merchandising	15.9	15.9	15.9

Total	$3,505.3	$3,446.9	$3,442.4

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 25, 2007 and November 26, 2006

(columnar dollars in millions except per share amounts)

Other identifiable intangible assets were as follows:

	November 25, 2007		May 27, 2007		November 26, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$780.8	$—	$752.6	$—	$771.8	$—
Amortizing intangible assets	39.7	16.0	41.9	18.5	41.6	16.9

	$820.5	$16.0	$794.5	$18.5	$813.4	$16.9

Non-amortizing intangible assets are comprised of the following balances:

	November 25, 2007	May 27, 2007	November 26, 2006
Brands/trademarks	$780.8	$752.6	$752.6
Pension intangible asset	—	—	19.2

Total non-amortizing intangible assets	$780.8	$752.6	$771.8

On July 23, 2007, the Company acquired Alexia Foods, Inc. (“Alexia Foods”), a privately held natural food company, headquartered in Long Island City, New York, for approximately $50 million in cash plus assumed liabilities. At November 25, 2007, $33 million of the purchase price has been allocated to goodwill and $19 million to other intangible assets.

On September 5, 2007, the Company acquired Lincoln Snacks Holding Company, Inc. (“Lincoln Snacks”), a privately held company located in Lincoln, Nebraska for approximately $50 million in cash plus assumed liabilities. At November 25, 2007, $17 million of the purchase price has been allocated to goodwill and $17 million to other intangible assets.

Amortizing intangible assets, carrying a weighted average life of approximately 15 years, are principally composed of licensing arrangements and customer lists. Based on amortizing assets recognized in the Company’s balance sheet as of November 25, 2007, amortization expense is estimated to be approximately $3.0 million for each of the next five years.

4. DERIVATIVE FINANCIAL INSTRUMENTS

The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. As of November 25, 2007, May 27, 2007, and November 26, 2006, the fair value of derivatives recognized within prepaid expenses and other current assets was $276.1 million, $360.0 million, and $636.8 million, respectively, while the amount recognized within other accrued liabilities was $273.3 million, $233.2 million, and $396.6 million, respectively.

The ineffectiveness associated with derivatives designated as cash flow hedges from continuing operations resulted in no gain or loss for the thirteen weeks ending November 25, 2007 and a loss of $3.7 million for the thirteen weeks ending November 26, 2006. For the twenty-six weeks ending November 25, 2007 and November 26, 2006, the ineffectiveness associated with derivatives designated as cash flow hedges from continuing operations resulted in a loss of $1.1 million and $4.0 million, respectively. Hedge ineffectiveness is recognized within net sales, cost of goods sold, or interest expense, net, depending on the nature of the hedge. The Company does not exclude any component of the hedging instrument’s gain or loss when assessing effectiveness.

Generally, the Company enters into economic hedges for a portion of its anticipated consumption of certain commodity inputs and foreign currency cash flows for periods ranging from 12 to 36 months. The Company may enter into longer-term hedges on particular commodities or foreign currencies if deemed appropriate. As of November 25, 2007, the Company had economically hedged certain portions of its anticipated consumption of commodity inputs and foreign currency cash flows through May 2008.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 25, 2007 and November 26, 2006

(columnar dollars in millions except per share amounts)

During the first quarter of fiscal 2008, the Company discontinued its practice of designating derivatives as cash flow hedges of commodity inputs. As such, derivative instruments used to create economic hedges of such commodity inputs are marked-to-market each period with both realized and unrealized changes in market value immediately included in cost of goods sold. Amounts deferred in accumulated other comprehensive income for previously designated cash flow hedges continue to be deferred until the hedged transaction affects earnings.

As of November 25, 2007, May 27, 2007, and November 26, 2006, the net deferred gains recognized in accumulated other comprehensive income were $3.1 million, $4.9 million, and $13.0 million, net of tax, respectively. The Company anticipates a gain of $3.1 million, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings over the next 12 months.

5. SHARE-BASED PAYMENTS

For the thirteen and twenty-six weeks ended November 25, 2007, the Company recognized total stock-based compensation expense (including stock options, restricted stock units, performance shares, and restricted cash) of $14.8 million and $29.0 million, respectively. For the thirteen and twenty-six weeks ended November 26, 2006, the Company recognized total stock-based compensation expense (including stock options, restricted stock units, performance shares, and restricted cash) of $20.1 million and $33.3 million, respectively. The Company granted 0.8 million restricted stock units at a weighted average grant date price of $26.72 during the first half of fiscal 2008. The Company granted 7.1 million stock options at a weighted average grant date price of $26.75 during the first half of fiscal 2008.

Under its 2008 Performance Share Plan, adopted pursuant to stockholder-approved incentive plans, the Company grants selected executives and other key employees performance share awards with vesting contingent upon the Company meeting various Company-wide performance goals. The performance goals are based upon the Company’s earnings before interest and taxes (EBIT) and the Company’s return on average invested capital (ROAIC) measured over a defined performance period. The awards actually earned will range from zero to three hundred percent of the targeted number of performance shares and be paid in shares of common stock. Subject to limited exceptions set forth in the plan, any shares earned will be distributed at the end of the three-year period. The Company granted 0.6 million performance shares during the first half of fiscal 2008 at a weighted average grant date price of $26.73.

The Company’s weighted average Black-Scholes assumptions for stock options granted during the first half of fiscal 2008 are as follows:

Expected volatility (%)	17.49
Dividend yield (%)	2.96
Risk-free interest rate (%)	4.85
Expected life of stock option (years)	4.77

The Company’s weighted average Black-Scholes value of stock options granted during the first half of fiscal 2008 was $4.25.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 25, 2007 and November 26, 2006

(columnar dollars in millions except per share amounts)

6. EARNINGS PER SHARE

Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock awards, and other dilutive securities.

The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	Thirteen weeks ended		Twenty-six weeks ended
	November 25, 2007	November 26, 2006	November 25, 2007	November 26, 2006
Net income:
Income from continuing operations	$243.8	$201.3	$419.3	$309.8
Income from discontinued operations, net of tax	1.0	12.0	0.9	70.2

Net income	$244.8	$213.3	$420.2	$380.0

Weighted average shares outstanding:
Basic weighted average shares outstanding	487.3	508.3	488.4	509.2
Add: Dilutive effect of stock options, restricted stock awards, and other dilutive securities	3.4	3.0	3.5	2.6

Diluted weighted average shares outstanding	490.7	511.3	491.9	511.8

For the second quarter and first half of fiscal 2008, there were, respectively, 17.8 million and 15.1 million of stock options outstanding that were excluded from the computation of shares contingently issuable upon exercise of the stock options because exercise prices exceeded the average market value of common stock during the period. For the second quarter and first half of fiscal 2007, there were, respectively, 16.4 million and 20.0 million of stock options excluded from the calculation.

7. INVENTORIES

The major classes of inventories are as follows:

	November 25, 2007	May 27, 2007	November 26, 2006
Raw materials and packaging	$2,022.7	$1,154.2	$1,340.0
Work in process	102.3	95.2	140.4
Finished goods	1,159.7	1,008.1	1,020.5
Supplies and other	64.4	91.0	86.8

	$3,349.1	$2,348.5	$2,587.7

Raw materials and packaging includes grain, fertilizer, crude oil, and other trading and merchandising inventory of $1,289.5 million, $691.0 million, and $785.6 million as of the end of November 25, 2007, May 27, 2007, and November 26, 2006, respectively.

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

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 25, 2007 and November 26, 2006

(columnar dollars in millions except per share amounts)

These plans are expected to be substantially completed by the end of fiscal 2008. The forecasted costs of all plans, as updated through November 25, 2007, are $237.0 million, of which a benefit of $8.9 million was recorded in the first half of fiscal 2008, $103.0 million of expense was recorded in fiscal 2007, and $129.8 million of expense was recorded in the second half of fiscal 2006. The Company has recorded expenses associated with its restructuring plans, including but not limited to, asset impairment charges, accelerated depreciation (i.e., incremental depreciation due to an asset’s reduced estimated useful life), inventory write-downs, severance and related costs, and plan implementation costs (e.g., consulting, employee relocation, etc.). The Company anticipates it will recognize the following pre-tax expenses associated with the projects identified to date in the fiscal 2006 to 2008 timeframe (amounts include the benefits recognized in the first half of fiscal 2008, and charges recognized in all of fiscal 2007, and fiscal 2006):

	Consumer Foods	Food and Ingredients	Trading and Merchandising	International Foods	Corporate	Total
Accelerated depreciation	$62.9	$—	$—	$—	$—	$62.9
Inventory write-downs	4.4	0.4	—	—	—	4.8
Severance	—	1.1	—	—	—	1.1
Other (including plant shutdown costs), net	(1.8)	—	—	—	—	(1.8)

Total cost of goods sold	65.5	1.5	—	—	—	67.0

Accelerated depreciation	5.7	—	—	—	0.5	6.2
Asset impairment	24.8	1.6	—	—	—	26.4
Severance (and related costs)	27.1	3.0	0.2	0.7	23.8	54.8
Contract termination	18.1	6.6	—	—	1.1	25.8
Pension/Postretirement	—	0.1	—	—	4.1	4.2
Plan implementation costs	28.5	0.3	—	—	27.7	56.5
Goodwill/Brand impairment	—	0.4	—	—	—	0.4
Other, net	(2.6)	(1.7)	—	—	—	(4.3)

Total selling, general and administrative expenses	101.6	10.3	0.2	0.7	57.2	170.0

Consolidated total	$167.1	$11.8	$0.2	$0.7	$57.2	$237.0

Included in the above estimates are $143.0 million of charges which have resulted or will result in cash outflows and $94.0 million of non-cash charges.

During the second quarter of fiscal 2008, the Company recognized the following pre-tax charges (recoveries) in its consolidated statement of earnings:

	Consumer Foods	Food and Ingredients	Trading and Merchandising	International Foods	Corporate	Total
Accelerated depreciation	$0.9	$—	$—	$—	$—	$0.9
Other (including plant shutdown costs)	0.4	—	—	—	—	0.4

Total cost of goods sold	1.3	—	—	—	—	1.3

Asset impairment	0.4	—	—	—	—	0.4
Severance (and related costs)	(1.0)	—	—	—	(0.1)	(1.1)
Plan implementation costs	2.5	—	—	—	0.1	2.6
Other, net	0.1	—	—	—	—	0.1

Total selling, general and administrative expenses	2.0	—	—	—	—	2.0

Consolidated total	$3.3	$—	$—	$—	$—	$3.3

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 25, 2007 and November 26, 2006

(columnar dollars in millions except per share amounts)

During the first half of fiscal 2008, the Company recognized the following pre-tax charges (recoveries) in its consolidated statement of earnings:

	Consumer Foods	Food and Ingredients	Trading and Merchandising	International Foods	Corporate	Total
Accelerated depreciation	$2.4	$—	$—	$—	$—	$2.4
Pension/Postretirement	(1.8)	—	—	—	—	(1.8)
Other (including plant shutdown costs)	(0.8)	—	—	—	—	(0.8)

Total cost of goods sold	(0.2)	—	—	—	—	(0.2)

Asset impairment	0.4	—	—	—	—	0.4
Severance (and related costs)	(5.7)	—	—	—	(0.6)	(6.3)
Contract termination	(1.8)	—	—	—	—	(1.8)
Plan implementation costs	3.0	—	—	—	0.2	3.2
Other, net	(3.5)	(0.7)	—	—	—	(4.2)

Total selling, general and administrative expenses	(7.6)	(0.7)	—	—	(0.4)	(8.7)

Consolidated total	$(7.8)	$(0.7)	$—	$—	$(0.4)	$(8.9)

During the first half of fiscal 2008, the Company reassessed certain aspects of its plans to rationalize its supply chain. The Company has determined that it will continue to operate three production facilities that it had previously planned to close. As a result of such determination, previously established reserves, primarily for related severance costs and pension costs, have been reversed (as reflected in the table above). The Company is currently evaluating the best use of a new production facility, the construction of which is in progress, in connection with its restructuring plans. The Company, based on its current assessment of likely scenarios, believes the carrying value of this facility ($41.8 million at November 25, 2007) is recoverable. In the event the Company determines that the future use of the new facility will not result in recovery of the recorded value of the asset, an impairment charge would be required.

The Company recognized the following cumulative (plan inception to November 25, 2007) pre-tax charges (recoveries) related to restructuring in its consolidated statements of earnings:

	Consumer Foods	Food and Ingredients	Trading and Merchandising	International Foods	Corporate	Total
Accelerated depreciation	$62.5	$—	$—	$—	$—	$62.5
Inventory write-downs	4.4	0.2	—	—	—	4.6
Severance	—	1.1	—	—	—	1.1
Other (including plant shutdown costs)	(1.9)	—	—	—	—	(1.9)

Total cost of goods sold	65.0	1.3	—	—	—	66.3

Accelerated depreciation	5.7	—	—	—	0.4	6.1
Asset impairment	24.8	1.6	—	—	—	26.4
Severance (and related costs)	27.1	3.1	0.2	0.7	23.1	54.2
Contract termination	18.2	—	—	—	1.1	19.3
Pension/Postretirement	—	0.1	—	—	4.2	4.3
Plan implementation costs	22.7	0.2	—	—	28.3	51.2
Goodwill/Brand impairment	—	0.4	—	—	—	0.4
Other, net	(2.6)	(1.7)	—	—	—	(4.3)

Total selling, general and administrative expenses	95.9	3.7	0.2	0.7	57.1	157.6

Consolidated total	$160.9	$5.0	$0.2	$0.7	$57.1	$223.9

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 25, 2007 and November 26, 2006

(columnar dollars in millions except per share amounts)

Included in the above are $128.5 million of charges which have resulted or will result in cash outflows and $95.4 million of non-cash charges.

Liabilities recorded for the various initiatives and changes therein for the second quarter of fiscal 2008 were as follows:

	Balance at August 26, 2007	Costs Paid or Otherwise Settled	Costs Incurred and Charged to Expense	Changes in Estimates	Balance at November 25, 2007
Severance (and related costs)	$13.8	$(1.6)	$—	$(1.1)	$11.1
Contract termination	0.1	(0.1)	—	—	—
Plan implementation costs	0.9	(3.3)	3.0	—	0.6

Total	$14.8	$(5.0)	$3.0	$(1.1)	$11.7

9. INCOME TAXES

In the second quarter of fiscal 2008 and 2007, the Company’s income tax expense was $132.9 million and $119.1 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately 35% and 34% for the second quarter and first half of fiscal 2008, respectively, and 37% for both the second quarter and first half of fiscal 2007, respectively.

The Company adopted the provisions of FIN 48, effective May 28, 2007. As of May 28, 2007, the Company’s gross unrecognized tax benefits were $54.8 million, excluding a related liability of $12.7 million for gross interest and penalties. The liability for gross unrecognized tax benefits at November 25, 2007 was $124.0 million, excluding a related liability of $17.7 million for gross interest and penalties. An increase of approximately $62.6 million was recorded to gross unrecognized tax benefits during the quarter. The net amount of unrecognized tax benefits at November 25, 2007 and May 28, 2007 that, if recognized, would impact the Company’s effective tax rate is $40.0 million and $39.0 million, respectively. The adoption of FIN 48 also resulted in a $1.2 million increase to retained earnings.

The Company accrues interest and penalties associated with uncertain tax positions as part of income tax expense.

The Company conducts business and files tax returns in numerous countries, states, and local jurisdictions. The U.S. Internal Revenue Service (“IRS”) has completed its audit for tax years through fiscal 2004 and all resulting significant items have been settled with them. Other major jurisdictions where the Company conducts business generally have statutes of limitations ranging from 3 to 5 years.

The Company expects that the amount of gross unrecognized tax benefits will decrease by $20 million to $30 million over the next twelve months due to various federal, state, and foreign audit settlements and the expiration of statutes of limitations.

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

The environmental proceedings include litigation and administrative proceedings involving Beatrice’s status as a potentially responsible party at 36 Superfund, proposed Superfund, or state-equivalent sites; these sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents,

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 25, 2007 and November 26, 2006

(columnar dollars in millions except per share amounts)

PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. Beatrice has paid or is in the process of paying its liability share at 34 of these sites. Reserves for these matters have been established based on the Company’s best estimate of its undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The reserves for Beatrice environmental matters totaled $96.0 million as of November 25, 2007, a majority of which relates to the Superfund and state equivalent sites referenced above. Expenditures for these matters are expected to continue for a period of up to 20 years.

In certain limited situations, the Company will guarantee an obligation of an unconsolidated entity. Currently, the Company guarantees certain obligations primarily associated with leases entered into by certain of its equity method investees and divested companies. Under these arrangements, the Company is obligated to perform should the primary obligor be unable to perform. Most of these guarantees resulted from the Company’s fresh beef and pork divestiture. The remaining terms of these arrangements do not exceed eight years and the maximum amount of future payments the Company has guaranteed is approximately $29.5 million as of November 25, 2007. The Company has also guaranteed the performance of the divested fresh beef and pork business with respect to a hog purchase contract. The hog purchase contract requires the fresh beef and pork business to purchase a minimum of approximately 1.2 million hogs annually through 2014. The contract stipulates minimum price commitments, based in part on market prices and, in certain circumstances, also includes price adjustments based on certain inputs. The Company does not have a liability established in its consolidated balance sheets for these arrangements as the Company has determined that performance under the guarantees is not probable.

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

The Company historically has used February 28 as its measurement date for its plans. Beginning May 28, 2007, the Company elected to early adopt the measurement date provisions of SFAS No. 158. These provisions require the measurement date for plan assets and liabilities to coincide with the sponsor’s fiscal year-end. The Company used the “alternative” method for adoption. As a result, during the first quarter of fiscal 2008 the Company recorded a decrease to retained earnings of approximately $11.7 million, net of tax, and an increase to accumulated other comprehensive income of approximately $1.6 million, net of tax, representing the periodic benefit cost for the period from March 1, 2007 through the Company’s fiscal 2007 year-end.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 25, 2007 and November 26, 2006

(columnar dollars in millions except per share amounts)

Components of pension benefit and other postretirement benefit costs are:

	Pension Costs
	Thirteen weeks ended		Twenty-six weeks ended
	November 25, 2007	November 26, 2006	November 25, 2007	November 26, 2006
Service cost	$14.9	$14.6	$29.9	$29.2
Interest cost	33.4	32.7	66.7	65.4
Expected return on plan assets	(37.2)	(32.9)	(74.3)	(65.8)
Amortization of prior service cost	0.9	0.8	1.7	1.6
Settlement loss	—	—	—	2.0
Recognized net actuarial loss	2.1	4.5	4.2	9.0

Benefit cost—Company plans	14.1	19.7	28.2	41.4
Benefit cost—multi-employer plans	2.9	2.2	4.7	4.3

Total benefit cost	$17.0	$21.9	$32.9	$45.7

	Postretirement Costs
	Thirteen weeks ended		Twenty-six weeks ended
	November 25, 2007	November 26, 2006	November 25, 2007	November 26, 2006
Service cost	$0.2	$0.5	$0.5	$1.0
Interest cost	5.4	5.2	10.7	10.4
Expected return on plan assets	(0.1)	(0.1)	(0.1)	(0.2)
Amortization of prior service cost	(2.9)	(3.5)	(5.8)	(7.0)
Recognized net actuarial loss	3.0	2.8	6.0	5.6

Total cost – Company plans	$5.6	$4.9	$11.3	$9.8

During the second quarter and first half of fiscal 2008, the Company contributed $2.4 million and $4.0 million, respectively, to the Company’s pension plans and contributed $9.2 million and $20.4 million, respectively, to the Company’s other postretirement plans. Based upon the current funded status of the plans and the current interest rate environment, the Company anticipates making further contributions of approximately $4.6 million to its pension plans for the remainder of fiscal 2008. The Company anticipates making further contributions of $23.6 million to its other postretirement plans during the remainder of fiscal 2008. These estimates are based on current tax laws, plan asset performance, and liability assumptions, which are subject to change.

12. LONG-TERM DEBT

In December 2006, the Company completed an exchange of approximately $200 million principal amount of its 9.75% subordinated notes due 2021 and $300 million principal amount of its 6.75% senior notes due 2011 for approximately $500 million principal amount of 5.82% senior notes due 2017 and cash of approximately $90 million, in order to improve the Company’s debt maturity profile. The Company is amortizing the $90 million cash payment (the unamortized portion of which is reflected as a reduction of senior long-term debt in the Company’s consolidated balance sheet at November 25, 2007) over the life of the new notes within interest expense.

For periods ending prior to November 25, 2007, the Company consolidated several entities from which it leases office buildings. These entities were determined to be variable interest entities and the Company was determined to be the primary beneficiary of each of these entities. In September 2007, the Company ceased to be the primary beneficiary of the entities from which it leases office buildings and, accordingly, the Company discontinued the consolidation of the assets and liabilities of these entities. This resulted in reducing the amount of long-term debt reflected in the Company’s balance sheet by $83 million. However, a lease agreement with one of the variable interest entities was determined to be a capital lease, and, as such, at November 25, 2007 the Company reflected the related leased assets of $46 million in property, plant and

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 25, 2007 and November 26, 2006

(columnar dollars in millions except per share amounts)

equipment, capital lease obligations of $45 million in senior long-term debt, and $1 million in current installments of long-term debt.

13. RELATED PARTY TRANSACTIONS

Trading margins with affiliates (equity method investees) of $6.2 million and $7.9 million for the second quarter and first half of fiscal 2008, respectively, are included in net sales. Trading margins (losses) with affiliates (equity method investees) of $(0.7) million and $(0.5) million for the second quarter and first half of fiscal 2007, respectively, are included in net sales. The Company received management fees from affiliates (equity method investees) of $4.2 million and $7.9 million in the second quarter and first half of fiscal 2008, respectively. The Company received management fees from affiliates (equity method investees) of $3.7 million and $7.1 million in the second quarter and first half of fiscal 2007, respectively. Accounts receivable from affiliates totaled $3.5 million, $2.5 million, and $4.4 million at November 25, 2007, May 27, 2007, and November 26, 2006, respectively. Accounts payable to affiliates totaled $13.0 million, $13.5 million, and $11.9 million at November 25, 2007, May 27, 2007, and November 26, 2006, respectively.

During the first quarter of fiscal 2007, the Company sold an aircraft for proceeds of approximately $8.1 million to a company on whose board of directors one of the Company’s directors sits. The Company recognized a gain of approximately $3.0 million on the transaction.

The Company leases various buildings that are beneficially owned by Opus Corporation or entities related to Opus Corporation (the “Opus Entities”). The Opus Entities are affiliates or part of a large, national real estate development company. A former member of the Company’s Board of Directors, who left the board in the second quarter of fiscal 2008, is a beneficial owner, officer, and chairman of Opus Corporation and a director or officer of the related entities. The agreements relate to the leasing of land, buildings, and equipment for the Company in Omaha, Nebraska. The Company occupies the buildings pursuant to long-term leases with Opus Corporation and other investors, which leases contain various termination rights and purchase options. The Company made rental payments of $3.3 million and $6.9 million in the second quarter and first half of fiscal 2008, respectively, to the Opus Entities. The Company made rental payments of $3.6 million and $7.2 million in the second quarter and first half of fiscal 2007, respectively, to the Opus Entities. The Company has also entered into construction contracts with the Opus Entities, which relate to the construction of improvements to various properties occupied by the Company. The Company made payments of $0.5 million and $1.1 million to the Opus Entities for construction services for the second quarter and first half of fiscal 2007, respectively. The Company purchases property management services from Opus Corporation. Payments made by the Company to Opus Corporation or its affiliates for these services totaled $0.4 million and $0.8 million for the second quarter and first half of fiscal 2008, respectively. Payments made by the Company to Opus Corporation or its affiliates for these services totaled $0.4 million and $0.8 million for the second quarter and first half of fiscal 2007, respectively.

From time to time, one of the Company’s business units has engaged an environmental and agricultural engineering services firm. The firm is a subsidiary of an entity whose chief executive officer serves on the Company’s Board of Directors. Payments to this firm for environmental and agricultural engineering services performed totaled $0.1 million and $0.2 million in the second quarter and first half of fiscal 2008, respectively. Payments to this firm for environmental and agricultural engineering services performed totaled $0.1 million and $0.2 million in the second quarter and first half of fiscal 2007, respectively.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 25, 2007 and November 26, 2006

(columnar dollars in millions except per share amounts)

14. ACQUISITIONS

On July 23, 2007, the Company acquired Alexia Foods, a privately held natural food company, headquartered in Long Island City, New York, for approximately $50 million in cash plus assumed liabilities. Alexia Foods offers premium natural and organic food items including potato products, appetizers, and artisan breads. At November 25, 2007, $33 million of the purchase price has been allocated to goodwill and $19 million to other intangible assets.

On September 5, 2007, the Company acquired Lincoln Snacks, a privately held company located in Lincoln, Nebraska for approximately $50 million in cash plus assumed liabilities. Lincoln Snacks offers a variety of snack food brands and private label products. At November 25, 2007, $17 million of the purchase price has been allocated to goodwill and $17 million to other intangible assets.

On October 21, 2007, the Company acquired manufacturing assets of Twin City Foods, Inc. (“Twin City Foods”), a potato processing business, for approximately $22 million in cash.

The assets acquired and liabilities assumed in connection with these acquisitions were as follows:

Fair value of assets acquired	$150.3
Cash paid for purchases	122.0

Liabilities assumed	$28.3

Under the purchase method of accounting, the assets acquired and liabilities assumed in these acquisitions were recorded at their respective estimated fair values at the date of acquisition. The fair values are preliminary and are subject to refinement as the Company completes its analyses relative to the fair values at the respective acquisition dates.

15. BUSINESS SEGMENTS AND RELATED INFORMATION

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

At the beginning of the first quarter of fiscal 2008, the Company shifted management responsibility of its handheld product operations into the Consumer Foods segment from the Food and Ingredients segment, and a portion of its international snack export business from the Consumer Foods segment to the International Foods segment. Accordingly, all prior periods have been recharacterized to reflect these changes.

Intersegment sales have been recorded at amounts approximating market. Operating profit for each segment is based on net sales less all identifiable operating expenses. General corporate expense, net interest expense, equity method investment earnings, and income taxes have been excluded from segment operations.

The Company initiated a voluntary recall of all varieties of peanut butter manufactured at its Sylvester, Georgia plant during the third quarter of fiscal 2007. That action has resulted in direct costs related to the recall, most notably product retrieval and destruction costs, legal expenses and liabilities, and other costs. Furthermore, since the Company had no peanut butter in the marketplace from the time of the recall until the recent reintroduction of the Peter Pan® peanut butter brand in August 2007, the size of the Company’s peanut butter business during the first half of fiscal 2008 was much smaller than what it was prior to the recall. The direct costs of the recall negatively impacted gross margin and operating profit primarily in the Consumer Foods segment for the second quarter and first half of fiscal 2008, as discussed below. Net sales for the Company’s peanut butter business in the second quarter and first half of fiscal 2008 were approximately $13 million and $22

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 25, 2007 and November 26, 2006

(columnar dollars in millions except per share amounts)

million, respectively. Net sales for the Company’s peanut butter business in the second quarter and first half of fiscal 2007 were approximately $40 million and $82 million, respectively. Operating profit for the second quarter and first half of fiscal 2008 at the Consumer Foods segment also includes $3.1 million and $14.6 million, respectively, of costs related to the peanut butter recall reflected as an increase to cost of goods sold of $7.1 million for the first half of the year, and second quarter and first half increases to selling, general, and administrative expenses of $3.1 million and $7.5 million, respectively.

During the second quarter of fiscal 2008, the Company voluntarily recalled all of its Banquet® and private label pot pies out of concern for potential salmonella contamination. After evaluation of the pot pie plant with the USDA and implementing changes regarding consumer cooking instructions and more rigorous testing of raw ingredients coming into the plant, the Company resumed pot pie production and distribution to stores. The direct costs of the recall negatively impacted gross margin and operating profit in the Consumer Foods segment for the second quarter of fiscal 2008, as discussed below. Net sales for the Company’s Banquet® and private label pot pie business in the second quarter and first half of fiscal 2008 were approximately $6 million and $29 million, respectively. Net sales for the Company’s Banquet® and private label pot pie business in the second quarter and first half of fiscal 2007 were approximately $29 million and $49 million, respectively. Operating profit for the second quarter and first half of fiscal 2008 at the Consumer Foods segment includes charges of $27.2 million of costs related to the Banquet® and private label pot pie recall reflected as a decrease in net sales of $9.6 million, an increase to cost of goods sold of $9.4 million, and an increase to selling, general, and administrative expenses of $8.2 million.

Operating profit for the second quarter and first half of fiscal 2008 at the Consumer Foods segment includes a charge of $3.3 million and a benefit of $7.8 million, respectively, related to the Company’s fiscal 2006-2008 restructuring plan, while the operating profit for the second quarter and first half of fiscal 2007 included restructuring plan charges of $38.3 million and $63.8 million, respectively.

Operating profit for the first half of fiscal 2008 at the Food and Ingredients segment includes a benefit of $0.7 million related to the Company’s fiscal 2006 to 2008 restructuring plan, while the operating profit for the second quarter and first half of fiscal 2007 included restructuring plan charges of $0.8 million and $1.0 million, respectively. Operating profit for the second quarter and first half of fiscal 2007 also included an $8.0 million gain resulting from a legal settlement related to a fiscal 2005 fire at a production facility and a $17.6 million gain related to the sale of an oat milling facility.

Operating profit for the first half of fiscal 2008 at the Trading and Merchandising segment includes a gain of approximately $6.3 million related to the sale of an available-for-sale marketable security.

Operating profit at the International Foods segment for the second quarter and first half of fiscal 2007 includes a $3.6 million gain on the sale of a certain international right for a brand.

General corporate expenses for the second quarter and first half of fiscal 2008 include foreign currency derivative losses of $7.4 million. In fiscal 2008, the Company began to centrally manage foreign currency risk on behalf of the Company’s reporting segments. Foreign currency derivatives used in the Company’s risk management processes are not designated for hedge accounting treatment. These derivatives are viewed by management as providing economic hedges of the foreign currency risk of certain forecasted transactions. As such, these derivatives are recognized at fair market value with realized and unrealized gains and losses recognized in general corporate expenses. The gains and losses are subsequently recognized in the operating results of the reporting segments in the period in which the underlying transaction being economically hedged affects earnings.

General corporate expenses for the second quarter and first half of fiscal 2007 include charges of $4.4 million and $17.3 million, respectively, related to the Company’s fiscal 2006 to 2008 restructuring plan. General corporate expenses for the first half of fiscal 2007 include approximately $7.4 million resulting from a favorable resolution of franchise tax matters.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 25, 2007 and November 26, 2006

(columnar dollars in millions except per share amounts)

	Thirteen weeks ended
	November 25, 2007	November 26, 2006
Sales to unaffiliated customers
Consumer Foods	$1,794.8	$1,766.4
Food and Ingredients	995.0	869.6
Trading and Merchandising	545.5	297.3
International Foods	175.7	155.4

Total	$3,511.0	$3,088.7

Intersegment sales
Consumer Foods	$23.2	$18.7
Food and Ingredients	52.6	50.9
Trading and Merchandising	4.9	17.0
International Foods	1.8	2.1

	82.5	88.7
Intersegment elimination	(82.5)	(88.7)

Total	$—	$—

Net sales
Consumer Foods	$1,818.0	$1,785.1
Food and Ingredients	1,047.6	920.5
Trading and Merchandising	550.4	314.3
International Foods	177.5	157.5
Intersegment elimination	(82.5)	(88.7)

Total	$3,511.0	$3,088.7

Operating profit
Consumer Foods	$234.0	$277.3
Food and Ingredients	131.3	116.7
Trading and Merchandising	164.5	38.9
International Foods	14.7	18.6

Total operating profit	544.5	451.5
General corporate expenses	126.6	91.6
Interest expense, net	64.3	52.1
Income tax expense	132.9	119.1
Equity method investment earnings	23.1	12.6

Income from continuing operations	$243.8	$201.3

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 25, 2007 and November 26, 2006

(columnar dollars in millions except per share amounts)

	Twenty-six weeks ended
	November 25, 2007	November 26, 2006
Sales to unaffiliated customers
Consumer Foods	$3,362.1	$3,288.6
Food and Ingredients	1,903.7	1,686.6
Trading and Merchandising	873.4	502.7
International Foods	327.4	299.4

Total	$6,466.6	$5,777.3

Intersegment sales
Consumer Foods	$48.9	$51.7
Food and Ingredients	100.3	97.9
Trading and Merchandising	6.8	22.5
International Foods	4.1	4.0

	160.1	176.1
Intersegment elimination	(160.1)	(176.1)

Total	$—	$—

Net sales
Consumer Foods	$3,411.0	$3,340.3
Food and Ingredients	2,004.0	1,784.5
Trading and Merchandising	880.2	525.2
International Foods	331.5	303.4
Intersegment elimination	(160.1)	(176.1)

Total	$6,466.6	$5,777.3

Operating profit
Consumer Foods	$410.4	$460.0
Food and Ingredients	251.5	220.8
Trading and Merchandising	240.1	54.5
International Foods	26.0	31.8

Total operating profit	928.0	767.1
General corporate expenses	201.0	181.4
Interest expense, net	122.8	110.1
Income tax expense	220.3	180.6
Equity method investment earnings	35.4	14.8

Income from continuing operations	$419.3	$309.8

The Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 12% and 13% of consolidated net sales (including sales from discontinued operations) for the second quarter and first half of fiscal 2008, respectively, and approximately 13% of consolidated net sales (including sales from discontinued operations) for the second quarter and first half of fiscal 2007, primarily in the Consumer Foods segment.

Wal-Mart Stores, Inc. and its affiliates accounted for approximately 8%, 9%, and 12% of consolidated net receivables as of November 25, 2007, May 27, 2007, and November 26, 2006, respectively, primarily in the Consumer Foods segment.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report, including Management’s Discussion & Analysis, contains forward-looking statements. These statements are based on management’s current views and assumptions of future events and financial performance and are subject to uncertainty and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect the Company’s actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These factors include, among other things, future economic circumstances, industry conditions, Company performance and financial results, availability and prices of raw materials, product pricing, competitive environment and related market conditions, operating efficiencies, the ultimate impact of recalls, access to capital, actions of governments and regulatory factors affecting the Company’s businesses, and other risks described in the Company’s reports filed with the Securities and Exchange Commission. The Company cautions readers not to place undue reliance on any forward-looking statements included in this report which speak only as of the date of this report.

The following discussion should be read together with the Company’s financial statements and related notes contained in this report and with the financial statements, related notes, and Management’s Discussion & Analysis in the Company’s annual report on Form 10-K for the fiscal year ended May 27, 2007. Results for the thirteen week and twenty-six week periods ended November 25, 2007 are not necessarily indicative of results that may be attained in the future.

Fiscal 2008 Second Quarter Executive Overview

ConAgra Foods, Inc. (NYSE: CAG) is one of North America’s largest packaged food companies, serving grocery retailers, as well as restaurants and other foodservice establishments. Popular ConAgra Foods consumer brands include: Banquet®, Chef Boyardee®, Egg Beaters®, Healthy Choice®, Hebrew National®, Hunt’s®, Marie Callender’s®, Orville Redenbacher’s®, Reddi-wip®, PAM®, and many others.

Diluted earnings per share were $0.50 in the second quarter of fiscal 2008. Diluted earnings per share were $0.42 in the second quarter of fiscal 2007, with continuing operations contributing $0.39 per diluted share and discontinued operations contributing $0.03 per diluted share. Several significant items affect the comparability of year-over-year results of continuing operations. See “Other Significant Items of Note – Items Impacting Comparability” below.

The Company initiated a voluntary recall of all varieties of peanut butter manufactured at its Sylvester, Georgia plant during the third quarter of fiscal 2007. That action has resulted in direct costs related to the recall, most notably product retrieval and destruction costs, legal expenses and liabilities, and other costs. Furthermore, since the Company had no peanut butter in the marketplace from the time of the recall until the recent reintroduction of the Peter Pan® peanut butter brand in August 2007, the size of the Company’s peanut butter business in the current periods is much smaller than what it was prior to the recall. The Company expects to gradually rebuild its peanut butter business. The direct costs of the recall negatively impacted gross margin and operating profit in the Consumer Foods segment for the second quarter and first half of fiscal 2008, as discussed below. Net sales for the Company’s peanut butter business in the second quarter and first half of fiscal 2008 were approximately $13 million and $22 million, respectively. Net sales for the Company’s peanut butter business in the second quarter and first half of fiscal 2007 were approximately $40 million and $82 million, respectively.

During the second quarter of fiscal 2008, the Company voluntarily recalled all of its Banquet® and private label pot pies out of concern for potential salmonella contamination. After evaluation of the pot pie plant with the USDA and implementing changes regarding consumer cooking instructions and more rigorous testing of raw ingredients coming into the plant, the Company resumed production of Banquet® and private label pot pie products and distribution to stores. The direct costs of the recall negatively impacted gross margin and operating profit in the Consumer Foods segment for the second quarter of fiscal 2008, as discussed below. The Company does not expect any additional significant expenses related to this recall. The Company expects overall fiscal 2008 Banquet® and private label pot pie sales and profit to be lower than those of fiscal 2007. Net sales for the Company’s Banquet® and private label pot pie business in the second quarter and first half of fiscal 2008 were approximately $6 million and $29 million, respectively. Net sales for the Company’s Banquet® and private label pot pie business in the second quarter and first half of fiscal 2007 were approximately $29 million and $49 million, respectively.

Operating Initiatives

ConAgra Foods is implementing operational improvement initiatives that are intended to generate profitable sales growth, improve profit margins, and expand returns on capital over time.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

Recent developments in the Company’s strategies and action plans include:

•

Pricing initiatives: The Company has faced significant increases in input costs during the first half of fiscal 2008 and expects this trend to continue for the remainder of fiscal 2008. The Company is continuing to monitor the challenging input cost environment and implementing pricing actions designed to attempt to offset these effects.

•

Increased and more focused marketing and innovation investments: The Company is continuing its strategy for allocating its marketing resources. Investment is concentrated behind the brands with the most significant opportunities, and appropriate go-to-market strategies for all brands are being implemented. The Company’s innovation investments in fiscal 2007 resulted in the development of a variety of new products. Healthy Choice® Café Steamers, Healthy Choice® Panini, new flavors of Healthy Choice® Soups, Hunt’s® Fire Roasted Diced Tomatoes, Orville Redenbacher’s® Smart Pop! Low Sodium, Orville Redenbacher’s® Natural, Swiss Miss® Pudding Mousse Delights, Chef Boyardee® Mac & Cheese, PAM® Professional, and Fleischmann’s® and Parkay® Soft Spreads were introduced to the market during fiscal 2008. These new products began contributing to unit volume and sales growth in the first half of fiscal 2008. Together with additional new products planned for the balance of fiscal 2008 and beyond, these products are expected to contribute to additional sales growth and market expansion in the future.

•

Sales growth initiatives: The Company is continuing to implement sales improvement initiatives focused on penetrating the fastest growing channels, better return on customer trade arrangements, and optimal shelf placement for the Company’s most profitable products. These, along with the marketing initiatives, are intended to generate profitable sales growth.

•

Reducing costs throughout the supply chain and the general and administrative functions: Since February 2006, the Company has been implementing the fiscal 2006 to 2008 restructuring plan. The Company has implemented several initiatives to streamline its supply chain through procurement initiatives, manufacturing process improvements, plant rationalization, and changes to its distribution network. The Company has also reduced its salaried workforce by several hundred employees over the past two years and implemented other initiatives that are designed to reduce selling, general and administrative expenses. The forecasted cost of the plan, updated through November 25, 2007, is $237 million. The Company has incurred total charges of $224 million since inception. As a result of the restructuring plan, the Company achieved cost savings of approximately $85 to $90 million in fiscal 2007, the benefits of which are expected to continue.

•

Portfolio changes: In recent years, the Company divested non-core operations that had limited the Company’s ability to achieve its efficiency targets. Divesting these operations is helping to simplify the Company’s operations and enhance efficiency initiatives going forward.

Discontinued Operations. The results of operations for the packaged meats and packaged cheese businesses are reflected in discontinued operations for all periods presented.

Capital Allocation

During the first half of fiscal 2008, the Company has funded the following:

•	capital expenditures of approximately $263 million,

•	dividend payments of approximately $177 million,

•	the repurchase of approximately $88 million (approximately 3.4 million shares) of common stock,

•

the acquisition of Alexia Foods, a privately held natural food company, headquartered in Long Island City, New York, for approximately $50 million in cash plus assumed liabilities. Alexia Foods offers premium natural and organic food items including potato products, appetizers, and artisan breads,

•

the acquisition of Lincoln Snacks, a privately held company located in Lincoln, Nebraska for approximately $50 million in cash plus assumed liabilities. Lincoln Snacks offers a variety of snack food brands and private label products, and

•	the acquisition of assets of Twin City Foods, a potato processing business for approximately $22 million in cash.

During the second quarter of fiscal 2008, the Board of Directors authorized management to repurchase up to an additional $500 million of the Company’s common stock in the open market or through privately negotiated transactions. The Board of Directors also authorized a regular, quarterly dividend on the Company’s common stock, at the rate of $0.19 per common share. This reflects a $0.01 per share increase versus the previous six quarterly dividend payments.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

The Company continues to assess its allocation of capital and periodically reviews the appropriateness and timing of share repurchases.

Other Significant Items of Note – Items Impacting Comparability

Items of note impacting comparability for the second quarter and first half of fiscal 2008 include the following:

Reported within Continuing Operations

•	charges totaling $27 million ($17 million after tax) for the second quarter related to the pot pie recall,

•	charges totaling $3 million and $15 million ($2 million and $9 million after tax, respectively) for the second quarter and first half, respectively, related to the peanut butter recall,

•

a charge of $3 million and a benefit of $9 million (charge of $2 million and a benefit of $5 million after tax, respectively) during the second quarter and first half, respectively, for the costs and recoveries of restructuring charges under the fiscal 2006 to 2008 restructuring plan, and

•	a gain of approximately $6 million ($4 million after tax) in the first half of fiscal 2008 related to the sale of an available-for-sale equity security.

Items of note impacting comparability for the second quarter and first half of fiscal 2007 include the following:

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

Reported within Discontinued Operations

•	First half charges of approximately $21 million ($13 million after tax) related to an additional impairment charge based upon the final negotiations of the sale of the packaged meats business, and

•	a gain of approximately $65 million ($37 million after tax) during the first half primarily from the divestiture of the packaged cheese business and a dietary supplement business.

Opportunities and Challenges

The Company believes that its initiatives will favorably impact future sales, profits, profit margins, and returns on capital. Because of the scope of change underway, there is risk that these broad change initiatives will not be successfully implemented. Input costs, competitive pressures, the ability to execute the operational changes and implement pricing actions, among other factors, will affect the timing and impact of these initiatives.

The Company’s Trading and Merchandising segment has achieved significant operating profits in recent quarters. Due to the nature of the commodity trading business, it may be difficult to consistently achieve such profits in the future.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

The Company has faced increased costs for many of its significant raw materials, packaging, and energy inputs. The Company seeks to mitigate the higher input costs through productivity and pricing initiatives, and the Company expects to take further price increases during the remainder of fiscal 2008. However, the Company expects higher input costs to continue for the remainder of fiscal 2008. If pricing actions together with productivity improvements are insufficient to cover these expected higher input costs, results of operations, particularly Consumer Foods operating profit, may continue to be negatively impacted. The Company uses long-term purchase contracts, futures, and options to reduce the volatility of certain raw materials costs.

Changing consumer preferences may impact sales of certain of the Company’s products. The Company offers a variety of food products which appeal to a range of consumer preferences and utilizes innovation and marketing programs to develop products that fit with changing consumer trends. As part of these programs, the Company introduces new products and product extensions.

Consolidation of many of the Company’s customers continues to result in increased buying power, negotiating strength, and complex service requirements for those customers. This trend, which is expected to continue, may negatively impact gross margins, particularly in the Consumer Foods segment. In order to effectively respond to this customer consolidation, the Company is continually evaluating its go-to-market strategies and its customer service costs. The Company is implementing trade promotion programs designed to improve return on investment, and pursuing shelf placement and customer service improvement initiatives.

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

At the beginning of the first quarter of fiscal 2008, the Company shifted management responsibility of its handheld product operations into the Consumer Foods segment from the Food and Ingredients segment, and a portion of its international snack export business from the Consumer Foods segment to the International Foods segment. Accordingly, all prior periods have been recharacterized to reflect these changes.

Net Sales

($ in millions) Reporting Segment	Net Sales
	Thirteen weeks ended			Twenty-six weeks ended
	November 25, 2007	November 26, 2006	% Inc / (Dec)	November 25, 2007	November 26, 2006	% Inc / (Dec)
Consumer Foods	$1,795	$1,767	2%	$3,362	$3,288	2%
Food and Ingredients	995	870	14%	1,904	1,687	13%
Trading and Merchandising	545	297	84%	874	503	74%

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

($ in millions) Reporting Segment	Net Sales
	Thirteen weeks ended			Twenty-six weeks ended
	November 25, 2007	November 26, 2006	% Inc / (Dec)	November 25, 2007	November 26, 2006	% Inc / (Dec)
International Foods	176	155	13%	327	299	9%

	$3,511	$3,089	14%	$6,467	$5,777	12%

Net sales for the second quarter of fiscal 2008 were $3.5 billion, an increase of $422 million, or 14%, from the same period in the prior fiscal year. The increased sales were driven primarily by increased net sales in the Trading and Merchandising and Food and Ingredients segments. Net sales for the first half of fiscal 2008 were $6.5 billion, an increase of $689 million, or 12%, from the same period in the prior fiscal year reflecting higher sales in all reporting segments with significant increases in the Trading and Merchandising segment and the Food and Ingredients segment.

Consumer Foods net sales for the second quarter were $1.8 billion, an increase of 2% compared to the same period in the prior year. Consumer Foods net sales in the first half of fiscal 2008 were $3.4 billion, an increase of $74 million from the same period in the prior fiscal year. Results reflect decreased unit volume of 1%, resulting from the recalls of peanut butter and pot pies, which more than offset the 2% volume growth in the Company’s priority investment brands and 5% volume growth in the Company’s enabler brands. Modest price increases were largely offset by increased trade promotions. The Company achieved sales growth for several of its brands in the second quarter of fiscal 2008, including Blue Bonnet®, Chef Boyardee®, Egg Beaters®, Healthy Choice®, Hebrew National®, Marie Callender’s®, PAM®, Reddi-wip® , Rosarita®, Slim Jim®, Ro*tel®, Snack Pack®, VanCamp’s®, and Wesson®. Sales declines occurred for certain brands including ACT II®, Crunch N Munch®, Fleischmann’s®, Gulden’s®, Knott’s Berry Farm®, La Choy®, Manwich®, Orville Redenbacher’s®, Parkay®, Pemmican®, and Swiss Miss®. In August 2007, the Company reintroduced Peter Pan® peanut butter products, for which there had been no sales since the February 2007 recall. The Company expects to regain a significant portion of previous sales levels for this brand. However, sales of all peanut butter products, including both branded and private label, in the second quarter and first half of fiscal 2008 were $27 million and $60 million lower than comparable amounts in fiscal 2007. Consumer Foods net sales were also adversely impacted by the recall of Banquet® and private label pot pies. Net sales were lower by approximately $23 million and $20 million in the second quarter and first half of fiscal 2008, relative to the comparable periods of fiscal 2007, primarily due to product returns and lost sales of Banquet® and private label pot pies. Sales from the Company’s newly acquired Consumer Foods businesses, Alexia Foods and Lincoln Snacks, totaled $28 million in the second quarter of fiscal 2008. The Company divested a refrigerated pizza business during the first half of fiscal 2007. Sales from this business were $5 million and $17 million in the second quarter and first half of fiscal 2007, respectively.

Food and Ingredients net sales were $995 million in the second quarter of fiscal 2008, an increase of $125 million, or 14%, compared to the same period of the prior fiscal year. Net sales in the first half of fiscal 2008 were $1.9 billion, an increase of $217 million, or 13%, compared to the same period in the prior fiscal year. Increased net sales for the second quarter and first half of fiscal 2008 reflected increased prices in the segment’s flour milling operations, due to higher wheat prices, and price increases and improved sales volumes in the Company’s Lamb Weston specialty potato products, which achieved strong sales growth in export markets. These results were partially offset by the impact of the divestiture of an oat milling business in the first half of fiscal 2007.

Trading and Merchandising net sales were $545 million in the second quarter of fiscal 2008, an increase of $248 million, or 84%, from the same period in the prior year. Increased sales for the quarter reflect significantly higher sales of fertilizer as a result of increased demand in domestic markets, as well as higher fertilizer prices. Increases in sales of grain commodities, due to higher market prices, and more profitable agricultural commodity trading were partially offset by losses in livestock trading. Net sales in the first half of fiscal 2008 were $874 million, an increase of $371 million, or 74%, compared to the same period in the prior fiscal year. Increased net sales for the first half of fiscal 2008 reflect higher sales of fertilizer and trading and merchandising of agricultural commodities as well as more profitable trading of petroleum products.

International Foods net sales were $176 million in the second quarter of fiscal 2008 and $155 million in the same period of the prior year. Net sales increased in the second quarter due to increased volume and pricing of the Company’s priority investment brands, partially offset by the effects of increased trade spend. Net sales in the first half of fiscal 2008 were $327 million, an increase of $28 million from the same period in the prior fiscal year. Increases in net sales were achieved in all geographies during the first half of the year, reflecting increased volumes and modestly increased prices, partially offset by increased trade spend. Foreign currency exchange rates favorably impacted net sales for the second quarter and first half of fiscal 2008 by $10 million and $14 million, respectively.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

Gross Profit

(Net sales less cost of goods sold)

($ in millions) Reporting Segment	Gross Profit
	Thirteen weeks ended			Twenty-six weeks ended
	November 25, 2007	November 26, 2006	% Inc / (Dec)	November 25, 2007	November 26, 2006	% Inc / (Dec)
Consumer Foods	$508	$567	(10)%	$921	$1,011	(9)%
Food and Ingredients	182	137	33%	347	281	23%
Trading and Merchandising	202	60	236%	296	92	221%
International Foods	53	46	14%	95	89	7%

	$945	$810	17%	$1,659	$1,473	13%

The Company’s gross profit for the second quarter of fiscal 2008 was $945 million, compared to $810 million in the same period in the prior fiscal year. The increase in gross profit for the second quarter and first half of fiscal 2008 was largely driven by results in the Trading and Merchandising segment and the Food and Ingredients segment, partially offset by lower gross margins in the Consumer Foods segment. Costs of implementing the Company’s restructuring plan reduced gross profit for the second quarters of fiscal 2008 and 2007 by $1 million and $18 million, respectively. Gross profit for the first half of fiscal 2008 increased $186 million from the first half of fiscal 2007 to $1.7 billion. Costs of implementing the Company’s restructuring plan reduced gross profit for the first half of fiscal 2007 by $28 million.

Consumer Foods gross profit for the second quarter of fiscal 2008 was $508 million, a decrease of $59 million, or 10%, from the same period in the prior year. The decrease in gross profit reflects significantly higher input costs, and the effect of the peanut butter and pot pie recalls, partially offset by manufacturing efficiency gains. The impact on net sales of pricing increases was not significant during the quarter due to the offsetting effect of higher trade promotions. Consumer Foods gross profit of all peanut butter products, including both branded and private label, in the second quarter and first half of fiscal 2008 were $15 million and $38 million lower than comparable amounts in fiscal 2007. Consumer Foods gross profit of Banquet® and private label pot pies products were lower by approximately $23 million and $22 million in the second quarter and first half of fiscal 2008, relative to the comparable periods of fiscal 2007. Newly acquired businesses contributed $6 million to gross profit in the second quarter of fiscal 2008. Costs of implementing the Company’s restructuring plan reduced gross profit for the second quarters of fiscal 2008 and 2007 by $1 million and $17 million, respectively. Gross profit for the first half of fiscal 2008 was $921 million, a decrease of $90 million from the same period in the prior fiscal year. Gross profits reflect higher input costs which were only partially offset by improved manufacturing efficiencies and modestly higher volumes and pricing. Costs of implementing the Company’s restructuring plan reduced gross profit for the first half of fiscal 2007 by $27 million.

Food and Ingredients gross profit was $182 million for the second quarter of fiscal 2008 and $137 million in the same period of the prior year, an increase of 33%, reflecting increased pricing at the Company’s Lamb Weston specialty potato business and improved margins in the milling business. Gross profit for the first half of fiscal 2008 was $347 million, an increase of $66 million from the same period in the prior fiscal year. The increase in gross profit was driven by higher pricing and volumes in the specialty potato business and improved margins in the milling business.

Trading and Merchandising gross profit for the second quarter of fiscal 2008 was $202 million, an increase of $142 million, or 236%, versus the same period of the prior year. The Company’s fertilizer and agricultural merchandising operations capitalized on rising prices and continued strong domestic and export demand. The agricultural trading results improved over the prior year, and energy trading results, while strong, were slightly below year-ago amounts. Gross profit for the first half of fiscal 2008 was $296 million, an increase of $204 million, or 221%, from the same period in the prior fiscal year. The higher gross profit reflects increased margin per ton from fertilizer trading and merchandising and higher trading margins for grain. Gross profit in the second quarter of fiscal 2008 from energy trading was flat when compared to the second quarter of fiscal 2007.

International Foods gross profit was $53 million for the second quarter of fiscal 2008 and $46 million in the same period of the prior year, an increase of 14%. This reflects a benefit of $4 million due to foreign currency exchange rate changes, and the increased sales, discussed above, partially offset by input cost inflation. Gross profit for the first half of fiscal 2008 was $95 million, an increase of $6 million from the same period in the prior fiscal year, including an increase of $5 million

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

resulting from favorable foreign currency exchange rate changes. The increase in gross profit reflects the increases in net sales, as discussed above, favorable product mix, and reductions in supply chain costs, partially offset by input inflation.

	Gross Margin Percent
	Thirteen weeks ended		Twenty-six weeks ended
Reporting Segment	November 25, 2007	November 26, 2006	November 25, 2007	November 26, 2006
Consumer Foods	28%	32%	27%	31%
Food and Ingredients	18%	16%	18%	17%
Trading and Merchandising	37%	20%	34%	18%
International Foods	30%	30%	29%	30%

Total	27%	26%	26%	26%

The Company’s gross margin (gross profit as a percentage of net sales) for the second quarter of fiscal 2008 was 27%, as compared to 26% for the same period in the prior year, reflecting significantly more profitable operations in the Trading and Merchandising segment, offset by lower margins in the Consumer Foods segment. The Company’s gross margin was 26% for the first half of fiscal 2008 and 2007, reflecting more profitable operations in the Trading and Merchandising segment, offset by lower margins in the Consumer Foods segment. Increased input costs, operational inefficiencies, and increased trade promotions in the Consumer Foods segment in the first half of fiscal 2008 were not fully offset by increased sales prices and productivity efforts.

Selling, General and Administrative Expenses (includes general corporate expense)

Selling, general and administrative expenses totaled $527 million for the second quarter of fiscal 2008, an increase of $77 million, or 17%, as compared to the same period of the prior year. Selling, general and administrative expenses for the second quarter of fiscal 2008 reflect:

•	reductions of advertising and promotions expenses of $22 million,

•	increases in incentive expenses of $17 million, primarily in the Trading and Merchandising segment,

•	increases in salaries expenses of $14 million,

•	increases in contract services expenses of $13 million in connection with the Company’s information technology initiatives, including the Company’s SAP initiative,

•	charges related to the peanut butter and pot pie recalls of approximately $12 million,

•	foreign currency derivative losses of $7 million,

•	increases in bad debt expenses of $6 million,

•	charges of $2 million related to the execution of the Company’s restructuring plan, and

•	reimbursement income of $5 million, net of pass-through costs, related to transition services provided to the buyers of certain divested businesses.

Selling, general and administrative expenses in the second quarter of fiscal 2007 included:

•	charges of approximately $26 million related to the execution of the Company’s restructuring plan,

•	a gain of $21 million related to the Company’s sale of an oat milling business and certain international licensing rights for a small brand,

•	a benefit of approximately $8 million resulting from a legal settlement related to a facility fire in fiscal 2005,

•	a benefit of $7 million resulting from a favorable resolution of franchise tax matters, and

•	transition services income of $6 million, net of pass-through costs.

Selling, general and administrative expenses for the first half of fiscal 2008 totaled $932 million, an increase of $45 million, or 5%, as compared to the same period in the prior fiscal year. Results for the first half of fiscal 2008 reflect:

•	increases in contract services expenses of $18 million in connection with the Company’s information technology initiatives, including the Company’s SAP initiative,

•	reductions of advertising and promotions expenses of $17 million,

•	charges related to the peanut butter and pot pie recalls of approximately $16 million,

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

•	increases in salaries expenses of $15 million,

•	increases in incentive expenses of $14 million, primarily in the Trading and Merchandising segment,

•	reductions of charitable contributions of $11 million,

•	a benefit of approximately $9 million related to the recovery of certain costs in connection with the Company’s restructuring plan,

•	increases in bad debt expenses of $8 million,

•	foreign currency derivative losses of $7 million,

•	a gain of $6 million due to the sale of an available-for-sale marketable security, and

•	transition services income of $10 million, net of pass-through costs.

Selling, general and administrative expenses for the first half of fiscal 2007 included:

•	charges of approximately $54 million related to the execution of the Company’s restructuring plan,

•	a gain of approximately $21 million related to the Company’s sale of an oat milling business and certain international licensing rights for a small brand,

•	a benefit of approximately $8 million resulting from a legal settlement related to a facility fire in fiscal 2005,

•	a benefit of $7 million resulting from a favorable resolution of franchise tax matters,

•	transition services income of $6 million, net of pass-through costs, and

•	a gain of $4 million related to the Company’s sale of two aircraft.

In fiscal 2008, the Company began to centrally manage foreign currency risk on behalf of the Company’s reporting segments. Foreign currency derivatives used in the Company’s risk management processes are not designated for hedge accounting treatment. These derivatives are viewed by management as providing economic hedges of the foreign currency risk of certain forecasted transactions. As such, these derivatives are recognized at fair market value with realized and unrealized gains and losses recognized in general corporate expense. The gains and losses are subsequently recognized in the operating results of the reporting segments in the period in which the underlying transaction being economically hedged affects earnings. General corporate expense for the second quarter and first half of fiscal 2008 reflects derivative losses of $7 million.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

Operating Profit (Earnings before general corporate expense, interest expense, net, income taxes, and equity method investment earnings)

($ in millions) Reporting Segment	Operating Profit
	Thirteen weeks ended			Twenty-six weeks ended
	November 25, 2007	November 26, 2006	% Inc / (Dec)	November 25, 2007	November 26, 2006	% Inc / (Dec)
Consumer Foods	$234	$277	(16)%	$410	$460	(11)%
Food and Ingredients	131	117	13%	252	221	14%
Trading and Merchandising	165	39	323%	240	54	341%
International Foods	15	19	(21)%	26	32	(18)%

Consumer Foods operating profit for the second quarter of fiscal 2008 was $234 million, a decrease of $43 million, or 16% from the same period last year. The decrease for the second quarter is reflective of the lower gross profit, discussed above. Operating profit in the second quarter of fiscal 2008 was adversely impacted by the effects of the peanut butter and pot pie recalls. The Company incurred costs of $3 million and $38 million in the second quarter of fiscal 2008 and 2007, respectively, to implement its restructuring plan within the Consumer Foods segment. Advertising and promotion expense was $20 million lower in the second quarter of fiscal 2008 than in the second quarter of fiscal 2007. Included in the second quarter of fiscal 2007 was reimbursement income of approximately $6 million, net of pass-through costs, related to transition services provided to the buyers of certain divested businesses.

Consumer Foods operating profit for the first half of fiscal 2008 was $410 million, a decrease of $50 million, or 11%, from the same period last year. The decrease for the second quarter is reflective of the decreased gross profit, discussed above. Operating profit in the first half of fiscal 2008 was adversely impacted by the effects of the peanut butter and pot pie recalls. The Consumer Foods segment realized a benefit of $8 million due to the reversal of certain restructuring accruals in excess of additional charges incurred in the first half of fiscal 2008 related to the Company’s restructuring plan versus charges incurred of $64 million in the first half of fiscal 2007. Advertising and promotion expense was $16 million lower in the first half of fiscal 2008 than in the first half of fiscal 2007. Included in the first half of fiscal 2007 was reimbursement income of approximately $6 million, net of pass-through costs, related to transition services provided to the buyers of certain divested businesses.

For the second quarter of fiscal 2008, Food and Ingredients operating profit was $131 million, compared with $117 million for the second quarter of the prior fiscal year. Operating profit for the first half of fiscal 2008 was $252 million, an increase of $31 million, or 14%, from the same period last year. Improved operating profit is reflective of increased gross profits, discussed above. Operating profit for the second quarter and first half of fiscal 2007 includes a gain of $18 million on the sale of an oat milling business and a gain of $8 million resulting from a legal settlement related to a fire.

Trading and Merchandising operating profit for the second quarter of fiscal 2008 was $165 million, an increase of $126 million, or 323%, from the second quarter of last year. Operating profit for the first half of fiscal 2008 was $240 million, an increase of $186 million, or 341%, from the same period last year. Improved results in the second quarter and first half of fiscal 2008 were primarily due to the improved gross profit, as discussed above, partially offset by increased performance-based employee incentive costs.

International Foods operating profit for the second quarter of fiscal 2008 was $15 million, slightly behind the $19 million in the same period last year. Operating profit for the first half of fiscal 2008 was $26 million, a decrease of $6 million, or 18%, from the same period last year. Operating profit in the second quarter and first half of fiscal 2008 reflect increased gross profits, as discussed above, partially offset by higher compensation costs and an increase in selling and marketing expense. Operating profit in the second quarter and first half of fiscal 2007 includes a gain of approximately $4 million related to the sale of certain international licensing rights for a small brand.

Interest Expense, Net

Net interest expense was $64 million and $52 million for the second quarter of fiscal 2008 and 2007, respectively. Net interest expense was $123 million and $110 million for the first half of fiscal 2008 and 2007, respectively. Increased interest expense, net is the result of higher short-term borrowings and lower cash investments, as the Company has financed higher working capital in fiscal 2008.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

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

Income Taxes

In the second quarter of fiscal 2008 and 2007, the Company’s income tax expense was $133 million and $119 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately 35% and 34% for the second quarter and first half of fiscal 2008, respectively, and 37% for both the second quarter and first half of fiscal 2007, respectively. In the second quarter of fiscal 2007, the Company recognized additional income tax expense as a result of the settlement of the Company’s fiscal 2003 and fiscal 2004 federal income tax audit. This additional expense was partially offset by the income tax benefits realized from the sale of the Company’s equity method investment in the malt business. The Company expects its effective income tax rate to be in the range of 34% to 35% over time.

Equity Method Investment Earnings

Equity method investment earnings were $23 million and $35 million for the second quarter and first half of fiscal 2008, respectively. Equity method investment earnings were $13 million and $15 million for the second quarter and first half of fiscal 2007, respectively. Improved equity method investment earnings are the result of improved performance of a foreign potato processing venture and a grain export venture. During the second quarter of fiscal 2007, the Company completed the disposition of the equity method investment in the malt venture for proceeds of approximately $24 million, including notes and other receivables totaling approximately $7 million. This transaction resulted in a pre-tax gain of approximately $4 million, with a related tax benefit of $4 million.

Discontinued Operations

The second quarter of fiscal 2008 includes after tax income of $1 million from discontinued operations as compared to after tax income of $12 million in the same period of the prior fiscal year. The first half of fiscal 2008 and 2007 include after tax income of $1 million and $70 million from discontinued operations, respectively. The first half of fiscal 2007 includes after tax gains of approximately $36 million, primarily related to the sale of the packaged cheese business and the dietary supplement business.

Earnings Per Share

The Company’s diluted earnings per share in the second quarter and first half of fiscal 2008 were $0.50 and $0.85, respectively. The Company’s diluted earnings per share in the second quarter and first half of fiscal 2007 were $0.42 (including $0.03 per diluted share of earnings from discontinued operations) and $0.74 (including $0.13 per diluted share of earnings from discontinued operations), respectively. See “Other Significant Items of Note – Items Impacting Comparability” above as several other significant items affect the comparability of year-over-year results of operations.

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

Commercial paper borrowings (usually less than 30 days maturity) are reflected in the Company’s consolidated balance sheets within notes payable. The Company has credit lines from banks that total approximately $2.1 billion. These lines are comprised of a $1.5 billion multi-year revolving credit facility with a syndicate of financial institutions which matures in December 2011, uncommitted short-term loan facilities approximating $132 million, and uncommitted trade finance facilities approximating $428 million. The multi-year facility is a back-up facility for the Company’s commercial paper program. Borrowings under the multi-year facility bear interest at or below prime rate and may be prepaid without penalty. These rates generally are approximately .30 to .35 percentage points higher than the interest rates for commercial paper. The Company has not drawn upon this multi-year facility. As of November 25, 2007, the Company had short-term notes payable of $322

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

million that was comprised primarily of commercial paper. The multi-year revolving credit facility requires the Company to repay borrowings if the Company’s consolidated funded debt exceeds 65% of the consolidated capital base, as defined, or if fixed charges coverage, as defined, is less than 1.75 to 1.0, as such terms are defined in applicable agreements. As of the end of the first half of fiscal 2008, the Company is in compliance with the credit agreements’ financial covenants.

As of the end of both the first halves of fiscal 2008 and 2007, the Company’s senior long-term debt ratings were all investment grade ratings. A significant downgrade in the Company’s credit ratings would not affect the Company’s ability to borrow amounts under the revolving credit facilities, although borrowing costs would increase. A downgrade of the Company’s short-term credit ratings would impact the Company’s ability to borrow under its commercial paper program by causing increased borrowing costs and shorter durations and could result in possible access limitations.

During the second quarter of fiscal 2008, the Board of Directors authorized management to repurchase up to an additional $500 million of the Company’s common stock in the open market or through privately negotiated transactions. The Company plans to repurchase shares periodically depending on market conditions.

In December 2006, the Company completed an exchange of approximately $200 million principal amount of its 9.75% subordinated notes due 2021 and $300 million principal amount of its 6.75% senior notes due 2011 for approximately $500 million principal amount of 5.82% senior notes due 2017 and cash of approximately $90 million, in order to improve the Company’s debt maturity profile. The Company is amortizing the $90 million cash payment (the unamortized portion of which is reflected as a reduction of senior long-term debt in the Company’s consolidated balance sheet at November 25, 2007) over the life of the new notes within interest expense.

During the first half of fiscal 2007, the Company sold its refrigerated packaged meats business, its cheese business, its refrigerated pizza business, and an oat milling business for net proceeds of approximately $707 million. Also during the first half of fiscal 2007, the Company sold a note receivable from Swift Foods for proceeds of approximately $117 million, net of transaction expenses.

Cash Flows

During the first half of fiscal 2008, the Company used $607 million of cash, which was the net impact of $277 million used by operating activities, $372 million used in investing activities, and $41 million provided by financing activities.

Cash used in operating activities of continuing operations totaled $277 million in the first half of fiscal 2008, as compared to $57 million used in the same period of the prior year. Improved income from continuing operations was offset by a significant use of cash for working capital in the first half of fiscal 2008. The increased working capital was largely due to increased commodity and other inventory balances and receivables within the Trading and Merchandising, Food and Ingredients, and Consumer Foods segments, partially offset by decreases in derivative assets (classified in prepaid expenses and other current assets), increases in derivative liabilities, and increases in accounts payable. The higher inventory, receivables, and trade payables balances in the Food and Ingredients segment were largely due to higher input costs. Cash generated from operating activities of discontinued operations was approximately $1 million in the first half of fiscal 2008, as compared to $78 million of cash generated in the first half of fiscal 2007.

Cash used in investing activities from continuing operations totaled $372 million in the first half of fiscal 2008, versus cash generated from investing activities of $156 million in the same period of fiscal 2007. Investing activities of continuing operations in the first half of fiscal 2008 consisted primarily of expenditures of $122 million related to the purchase of businesses and capital expenditures of $302 million, which includes approximately $39 million of expenditures related to the Company’s purchase of certain warehouse facilities from its lessors (these warehouses were sold for proceeds of approximately $36 million to unrelated third parties immediately thereafter), offset by $17 million of proceeds from the sale of property, plant and equipment. Investing activities for the first half of fiscal 2007 consisted primarily of $117 million from the sale of notes receivable of Swift Foods, $102 million from the sale of property, plant and equipment, including the sale of four aircraft, and $72 million from the sale of an oat milling business, a refrigerated pizza business, and an equity method investment. These amounts were partially offset by $137 million of capital expenditures, which includes approximately $32 million of expenditures related to the Company’s purchase of certain warehouse facilities from its lessors (these warehouses were sold for proceeds of approximately $32 million to unrelated third parties immediately thereafter). The Company had no cash flows from investing activities of discontinued operations in the first half of fiscal 2008. The Company generated $665 million of cash from investing activities of discontinued operations in the first half of fiscal 2007, primarily from the disposition of the refrigerated meats and cheese businesses.

Cash provided by financing activities totaled $41 million in the first half of fiscal 2008 versus cash used of $370 million in the first half of fiscal 2007. During the first half of fiscal 2008 and 2007, the Company paid dividends of $177 million and

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

$185 million, respectively. In the first half of fiscal 2008 and 2007, the Company repurchased $88 million and $203 million, respectively, of its common stock as part of its share repurchase program.

The Company estimates its capital expenditures in fiscal 2008 will be approximately $475 million (excluding the expenditures for the aforementioned purchase and subsequent resale of certain warehouse facilities). Management believes that existing cash balances, cash flows from operations, divestiture proceeds, existing credit facilities, and access to capital markets will provide sufficient liquidity to meet its working capital needs, planned capital expenditures, additional share repurchases, and payment of anticipated quarterly dividends.

Off-Balance Sheet Arrangements

The Company uses off-balance sheet arrangements (e.g., operating leases) where the economics and sound business principles warrant their use. The Company periodically enters into guarantees and other similar arrangements as part of transactions in the ordinary course of business. These are described further in “Obligations and Commitments,” below.

The Company consolidates the assets and liabilities of several entities from which it leases corporate aircraft. For periods ending prior to November 25, 2007, the Company consolidated several entities from which it leases office buildings. Each of these entities had been determined to be a variable interest entity and the Company was determined to be the primary beneficiary of each of these entities. In September 2007, the Company ceased to be the primary beneficiary of the entities from which it leases office buildings and, accordingly, the Company discontinued the consolidation of the assets and liabilities of these entities.

Due to the consolidation of the variable interest entities, the Company reflects in its balance sheets:

	November 25, 2007	May 27, 2007	November 26, 2006
Property, plant and equipment, net	$53.3	$155.9	$159.3
Other assets	—	13.8	12.4
Current installments of long-term debt	3.2	6.1	7.7
Senior long-term debt, excluding current installments	52.6	144.1	166.4
Other accrued liabilities	0.6	0.6	0.6
Other noncurrent liabilities	—	21.9	—

The liabilities recognized as a result of consolidating these entities do not represent additional claims on the general assets of the Company. The creditors of these entities have claims only on the assets of the specific variable interest entities to which they have advanced credit.

Obligations and Commitments

As part of its ongoing operations, the Company enters into arrangements that obligate the Company to make future payments under contracts such as lease agreements, debt agreements, and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as “take-or-pay” contracts). The unconditional purchase obligation arrangements are entered into by the Company in its normal course of business in order to ensure adequate levels of sourced product are available to the Company. Of these items, debt and capital lease obligations, which totaled $3.5 billion and $71 million, respectively, as of November 25, 2007, are currently recognized as liabilities in the Company’s consolidated balance sheet. Operating lease obligations and unconditional purchase obligations, which totaled $716 million as of November 25, 2007, in accordance with generally accepted accounting principles, are not recognized as liabilities in the Company’s consolidated balance sheet.

A summary of the Company’s contractual obligations as of November 25, 2007 is as follows:

	Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt	$3,452.2	$9.5	$514.5	$746.9	$2,181.3
Capital lease obligations	71.4	6.2	7.7	5.2	52.3
Operating lease obligations	517.3	84.3	145.7	103.0	184.3
Purchase obligations	198.7	95.0	64.1	38.7	0.9

Total	$4,239.6	$195.0	$732.0	$893.8	$2,418.8

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

The Company is also contractually obligated to pay interest on its long-term debt obligations. The weighted average interest rate of the long-term debt obligations outstanding as of November 25, 2007 was approximately 7.2%.

The Company consolidates the assets and liabilities of certain entities from which it leases corporate aircraft. These entities have been determined to be variable interest entities and the Company has been determined to be the primary beneficiary of theses entities. The amounts reflected in contractual obligations of long-term debt, in the table above, include $56 million of liabilities of these variable interest entities to the creditors of such entities. The long-term debt recognized as a result of consolidating these entities does not represent additional claims on the general assets of the Company. The creditors of these entities have claims only on the assets of the specific variable interest entities. As of November 25, 2007, the Company is obligated to make rental payments of $70 million to the variable interest entities, of which $7 million is due in less than one year, $13 million is due in one to three years, and $50 million is due in three to five years. Such amounts are not reflected in the table, above.

As part of its ongoing operations, the Company also enters into arrangements that obligate the Company to make future cash payments only upon the occurrence of a future event (e.g., guarantees of debt or lease payments of a third party should the third party be unable to perform). The following commercial commitments are not recognized as liabilities in the Company’s consolidated balance sheet. A summary of the Company’s commitments, including commitments associated with equity method investments, as of November 25, 2007 is as follows:

	Amount of Commitment Expiration Per Period (in millions)
Other Commercial Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Guarantees	$30.4	$6.8	$8.4	$5.2	$10.0
Other commitments	1.0	1.0	—	—	—

Total	$31.4	$7.8	$8.4	$5.2	$10.0

The Company’s total commitments of $31 million include approximately $25 million in guarantees and other commitments the Company has made on behalf of the divested fresh beef and pork business.

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

The obligations and commitments tables, above, do not include any reserves for income taxes under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (as amended), as the Company is unable to reasonably estimate the ultimate amount or timing of settlement of its reserves for income taxes. The liability for unrecognized tax benefits at November 25, 2007 is $124 million.

Trading Activities

The Company accounts for certain contracts (e.g., “physical” commodity purchase/sale contracts and derivative contracts) at fair value. The Company considers a portion of these contracts to be its “trading” activities. The following table excludes certain commodity-based contracts entered into in the normal course of business, including “physical” contracts to buy or sell commodities (generally within the Company’s grain merchandising and flour milling businesses) at agreed-upon fixed prices, as well as derivative contracts (e.g., futures and options) used primarily to create an economic hedge of an existing asset or liability (e.g., inventory) or an anticipated transaction (e.g., purchase of inventory). The use of such contracts is not considered by the Company to be “trading” activities as these contracts are considered either normal purchase and sale contracts or economic hedging contracts. The Company includes in the following table all derivative instruments, including “physical” contracts related to the trading of energy-related commodities (such as petroleum products and natural gas).

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

The following table represents the fair value and scheduled maturity dates of such contracts outstanding as of November 25, 2007:

($ in millions) Source of Fair Value	Fair Value of Contracts as of November 25, 2007
	Gross Asset		Gross Liability		Net Asset/(Liability)
	Maturity less than 1 year	Maturity 1-3 years	Maturity less than 1 year	Maturity 1-3 years	Maturity less than 1 year	Maturity 1-3 years	Total Fair Value
Prices actively quoted	$2,531.7	$88.7	$(2,626.1)	$(81.1)	$(94.4)	$7.6	$(86.8)
Prices provided by other external sources	50.1	0.5	(25.6)	(0.3)	24.5	0.2	24.7
Prices based on other valuation models	—	—	—	—	—	—	—

Total fair value	$2,581.8	$89.2	$(2,651.7)	$(81.4)	$(69.9)	$7.8	$(62.1)

In order to minimize the risk of loss associated with non-exchange-traded transactions with counterparties, the Company utilizes established credit limits and performs ongoing counterparty credit evaluations.

The asset and liability amounts in the table above reflect gross positions and are not reduced for offsetting positions with a counterparty when a legal right of offset exists. The “prices actively quoted” category reflects only contracts for which the fair value is based entirely upon prices actively quoted on major exchanges in the United States. The “prices provided by other external sources” category represents contracts which contain a pricing component other than prices actively quoted on a major exchange, such as forward commodity positions at locations for which over-the-counter broker quotes are available.

Critical Accounting Estimates

A discussion of the Company’s critical accounting estimates can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s annual report on Form 10-K for the fiscal year ended May 27, 2007.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, effective as of the beginning of the Company’s fiscal 2010, noncontrolling interests will be classified as equity in the Company’s financial statements and income and comprehensive income attributed to the noncontrolling interest will be included in the Company’s income and comprehensive income. The provisions of this standard must be applied retrospectively upon adoption. Management is currently evaluating the impact of adopting SFAS No. 160 on the Company’s consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. The provisions of SFAS No. 141(R) are effective for the Company’s business combinations occurring on or after June 1, 2009.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the Company’s fiscal 2009 for the Company’s financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in its financial statements. The FASB has provided for a one-year deferral of the implementation of this standard for other nonfinanical assets and liabilities. Management is currently evaluating the impact of adopting SFAS No. 157 on the Company’s consolidated financial position and results of operations.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

Related Party Transactions

Trading margins with affiliates (equity method investees) of $6.2 million and $7.9 million for the second quarter and first half of fiscal 2008, respectively, are included in net sales. Trading margins (losses) with affiliates (equity method investees) of $(0.7) million and $(0.5) million for the second quarter and first half of fiscal 2007, respectively, are included in net sales. The Company received management fees from affiliates (equity method investees) of $4.2 million and $7.9 million in the second quarter and first half of fiscal 2008, respectively. The Company received management fees from affiliates (equity method investees) of $3.7 million and $7.1 million in the second quarter and first half of fiscal 2007, respectively. Accounts receivable from affiliates totaled $3.5 million, $2.5 million, and $4.4 million at November 25, 2007, May 27, 2007, and November 26, 2006, respectively. Accounts payable to affiliates totaled $13.0 million, $13.5 million, and $11.9 million at November 25, 2007, May 27, 2007, and November 26, 2006, respectively.

During the first quarter of fiscal 2007, the Company sold an aircraft for proceeds of approximately $8.1 million to a company on whose board of directors one of the Company’s directors sits. The Company recognized a gain of approximately $3.0 million on the transaction.

The Company leases various buildings that are beneficially owned by Opus Corporation or entities related to Opus Corporation (the “Opus Entities”). The Opus Entities are affiliates or part of a large, national real estate development company. A former member of the Company’s Board of Directors, who left the board in the second quarter of fiscal 2008, is a beneficial owner, officer, and chairman of Opus Corporation and a director or officer of the related entities. The agreements relate to the leasing of land, buildings, and equipment for the Company in Omaha, Nebraska. The Company occupies the buildings pursuant to long-term leases with Opus Corporation and other investors, which leases contain various termination rights and purchase options. The Company made rental payments of $3.3 million and $6.9 million in the second quarter and first half of fiscal 2008, respectively, to the Opus Entities. The Company made rental payments of $3.6 million and $7.2 million in the second quarter and first half of fiscal 2007, respectively, to the Opus Entities. The Company has also entered into construction contracts with the Opus Entities, which relate to the construction of improvements to various properties occupied by the Company. The Company made payments of $0.5 million and $1.1 million to the Opus Entities for construction services for the second quarter and first half of fiscal 2007, respectively. The Company purchases property management services from Opus Corporation. Payments made by the Company to Opus Corporation or its affiliates for these services totaled $0.4 million and $0.8 million for the second quarter and first half of fiscal 2008, respectively. Payments made by the Company to Opus Corporation or its affiliates for these services totaled $0.4 million and $0.8 million for the second quarter and first half of fiscal 2007, respectively.

From time to time, one of the Company’s business units has engaged an environmental and agricultural engineering services firm. The firm is a subsidiary of an entity whose chief executive officer serves on the Company’s Board of Directors. Payments to this firm for environmental and agricultural engineering services performed totaled $0.1 million and $0.2 million in the second quarter and first half of fiscal 2008, respectively. Payments to this firm for environmental and agricultural engineering services performed totaled $0.1 million and $0.2 million in the second quarter and first half of fiscal 2007, respectively.

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

Other than the changes noted below, there have been no material changes in the Company’s market risk during the thirteen weeks ended November 25, 2007. For additional information, refer to the “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of the Company’s annual report on Form 10-K for the fiscal year ended May 27, 2007.

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

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

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

Based on the Company’s net derivative positions at the end of the first and second quarters of fiscal 2008, the maximum potential loss of fair value resulting from a hypothetical change of 10% in market prices was as follows:

(in millions)
Processing
Grains/Foods	$5
Meats	—
Energy	16
Packaging	1
Trading
Grains/Foods	$71
Meats	5
Energy	19

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

Based on the Company’s net foreign currency derivative positions at November 25, 2007, the maximum potential loss of fair value resulting from a hypothetical change of 10% in market prices was $22 million for processing activities and $5 million for trading activities.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of November 25, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

During the second quarter of fiscal 2008, the Company migrated a significant portion of its general ledger systems to SAP software. This software implementation is part of the Company’s ongoing Project Nucleus, and management expects to continue implementing SAP software throughout other parts of the Company over the next few years. In connection with the SAP implementation completed during the second quarter, the Company has modified the design, operation and documentation of its internal control processes impacted by the new software.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

There were no other changes in the Company’s internal control over financial reporting during the second quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ConAgra Foods, Inc. and Subsidiaries

Part II - Other Information

ITEM 1.	LEGAL PROCEEDINGS

The Company is party to a number of lawsuits and claims arising out of the operation of its business. After taking into account liabilities recorded for these matters, management believes the ultimate resolution of such matters should not have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the total number of shares purchased during the second quarter of fiscal 2008, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Programs (1)
August 27 through September 23, 2007	—	—	—	$500,011,000
September 24 through October 21, 2007	—	—	—	$500,011,000
October 22 through November 25, 2007	—	—	—	$500,011,000

Total Fiscal 2008 Second Quarter Activity	—	—	—	$500,011,000

(1)	Pursuant to publicly announced share repurchase programs, since December 2003, the Company has repurchased 58.4 million shares at a cost of $1.5 billion. During the second quarter of fiscal 2008, the Board of Directors authorized management to repurchase up to an additional $500 million of the Company’s common stock in the open market or through privately negotiated transactions. The program has no expiration date.

The Company intends to repurchase shares periodically depending on market conditions.

ConAgra Foods, Inc. and Subsidiaries

Part II - Financial Information

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Disclosure pursuant to this item was provided in the Company’s Form 10-Q for the quarter ended August 26, 2007.

ConAgra Foods, Inc. and Subsidiaries

Part II - Financial Information

ITEM 6.	EXHIBITS

Exhibits
10.1	ConAgra Foods, Inc. Amended and Restated Nonqualified CRISP Plan (January 1, 2008 Restatement)

10.2	ConAgra Foods, Inc. Nonqualified Pension Plan (January 1, 2008 Restatement)

10.3	ConAgra Foods, Inc. Directors Deferred Compensation Plan (January 1, 2008 Restatement)

10.4	ConAgra Foods, Inc. Amended and Restated Voluntary Deferred Compensation Plan (January 1, 2008 Restatement)

10.5	Form of Executive Time Sharing Agreement

12	Statement regarding computation of ratio of earnings to fixed charges

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificates

ConAgra Foods, Inc. and Subsidiaries

Part II - Financial Information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONAGRA FOODS, INC.

By:	/s/ ANDRE J. HAWAUX
Andre J. Hawaux
Executive Vice President and Chief Financial Officer

By:	/s/ JOHN F. GEHRING
John F. Gehring
Senior Vice President and Corporate Controller

Dated this 3rd day of January, 2008.

EXHIBIT	DESCRIPTION	PAGE

10.1	ConAgra Foods, Inc. Amended and Restated Nonqualified CRISP Plan (January 1, 2008 Restatement)	47

10.2	ConAgra Foods, Inc. Nonqualified Pension Plan (January 1, 2008 Restatement)	55

10.3	ConAgra Foods, Inc. Directors Deferred Compensation Plan (January 1, 2008 Restatement)	67

10.4	ConAgra Foods, Inc. Amended and Restated Voluntary Deferred Compensation Plan (January 1, 2008 Restatement)	72

10.5	Form of Executive Time Sharing Agreement	84

12	Statement regarding computation of ratio of earnings to fixed charges.	91

31.1	Section 302 Certificate of Chief Executive Officer	92

31.2	Section 302 Certificate of Chief Financial Officer	93

32.1	Section 906 Certificates	94