Form 10-Q
period 2008-02-24
CONAGRA FOODS INC /DE/
filed 2008-04-03
CIK 23217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

   For the quarterly period ended February 24, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

   For the transition period from              to

Commission File Number: 1-7275

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of issuer’s common stock, as of March 23, 2008, was 487,624,133.

Table of Contents

Part I.	FINANCIAL INFORMATION		3

	Item 1	Financial Statements	3

		Unaudited Condensed Consolidated Statements of Earnings for the Thirteen and Thirty-nine Weeks ended February 24, 2008 and February 25, 2007	3

		Unaudited Condensed Consolidated Statements of Comprehensive Income for the Thirteen and Thirty-nine Weeks ended February 24, 2008 and February 25, 2007	4

		Unaudited Condensed Consolidated Balance Sheets as of February 24, 2008, May 27, 2007, and February 25, 2007	5

		Unaudited Condensed Consolidated Statements of Cash Flows for the Thirty-nine Weeks ended February 24, 2008 and February 25, 2007	6

		Notes to Unaudited Condensed Consolidated Financial Statements	8

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

	Item 3	Quantitative and Qualitative Disclosures About Market Risk	42

	Item 4	Controls and Procedures	44

Part II.	OTHER INFORMATION		45

	Item 1	Legal Proceedings	45

	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	45

	Item 6	Exhibits	46

	Signatures		47

	Exhibit Index		48

	Exhibit 12		49
	Exhibit 31.1		50
	Exhibit 31.2		51
	Exhibit 32.1		52

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions except per share amounts)

(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	February 24, 2008	February 25, 2007	February 24, 2008	February 25, 2007
Net sales	$3,528.4	$2,918.4	$9,995.0	$8,695.7
Costs and expenses:
Cost of goods sold	2,555.4	2,143.4	7,362.8	6,447.4
Selling, general and administrative expenses	494.6	450.2	1,426.8	1,337.8
Interest expense, net	62.1	56.1	184.9	166.2

Income from continuing operations before income taxes and equity method investment earnings	416.3	268.7	1,020.5	744.3
Income tax expense	151.5	91.8	371.8	272.4
Equity method investment earnings	45.3	9.6	80.7	24.4

Income from continuing operations	310.1	186.5	729.4	496.3
Income (loss) from discontinued operations, net of tax	(1.0)	6.1	(0.1)	76.3

Net income	$309.1	$192.6	$729.3	$572.6

Earnings per share – basic
Income from continuing operations	$0.64	$0.37	$1.49	$0.98
Income (loss) from discontinued operations	(0.01)	0.01	—	0.15

Net income	$0.63	$0.38	$1.49	$1.13

Earnings per share – diluted
Income from continuing operations	$0.63	$0.37	$1.48	$0.97
Income (loss) from discontinued operations	—	0.01	—	0.15

Net income	$0.63	$0.38	$1.48	$1.12

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	February 24, 2008	February 25, 2007	February 24, 2008	February 25, 2007
Net income	$309.1	$192.6	$729.3	$572.6
Other comprehensive income (loss):
Net derivative adjustment, net of tax	(2.3)	(5.2)	(4.1)	(6.5)
Unrealized gains and losses on available-for-sale securities, net of tax:
Unrealized holding gains (losses) arising during the period	(0.7)	(0.2)	0.1	1.9
Reclassification adjustment for (gains) losses included in net income	—	0.1	(3.8)	(2.2)
Currency translation adjustment:
Unrealized translation gains (losses) arising during the period	(3.4)	(2.8)	38.9	(9.2)
Reclassification adjustment for losses included in net income	—	—	—	21.7
Pension and postretirement healthcare liabilities, net of tax	1.6	—	5.0	4.1

Comprehensive income	$304.3	$184.5	$765.4	$582.4

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions except share data)

(unaudited)

	February 24, 2008	May 27, 2007	February 25, 2007
ASSETS
Current assets
Cash and cash equivalents	$128.2	$735.2	$497.0
Receivables, less allowance for doubtful accounts of $25.7, $25.5, and $24.7	1,449.0	1,203.1	1,194.4
Inventories	3,610.3	2,348.5	2,819.8
Prepaid expenses and other current assets	1,147.6	719.2	1,073.2

Total current assets	6,335.1	5,006.0	5,584.4

Property, plant and equipment	5,054.8	5,079.6	4,919.7
Less accumulated depreciation	(2,678.4)	(2,758.4)	(2,705.3)

Property, plant and equipment, net	2,376.4	2,321.2	2,214.4

Goodwill	3,507.3	3,446.9	3,440.8
Brands, trademarks and other intangibles, net	804.0	776.0	795.6
Other assets	363.9	285.4	245.4

	$13,386.7	$11,835.5	$12,280.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable	$418.0	$21.3	$22.7
Current installments of long-term debt	14.8	18.2	21.0
Accounts payable	1,353.7	1,108.1	935.5
Other accrued liabilities	1,966.3	1,533.3	2,125.4

Total current liabilities	3,752.8	2,680.9	3,104.6

Senior long-term debt, excluding current installments	3,175.9	3,220.0	3,235.8
Subordinated debt	200.0	200.0	200.0
Other noncurrent liabilities	1,219.5	1,151.7	1,074.3

Total liabilities	8,348.2	7,252.6	7,614.7

Commitments and contingencies (Note 11)
Common stockholders’ equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 566,644,098, 566,410,152, and 566,323,732	2,833.3	2,832.2	2,831.8
Additional paid-in capital	852.9	816.8	801.6
Retained earnings	3,300.6	2,856.0	2,752.3
Accumulated other comprehensive income (loss)	31.7	(5.9)	(12.0)
Less treasury stock, at cost, 79,035,258, 76,631,063, and 68,256,216 common shares	(1,980.0)	(1,916.2)	(1,707.8)

Total common stockholders’ equity	5,038.5	4,582.9	4,665.9

	$13,386.7	$11,835.5	$12,280.6

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Thirty-nine weeks ended
	February 24, 2008	February 25, 2007
Cash flows from operating activities:
Net income	$729.3	$572.6
Income (loss) from discontinued operations	(0.1)	76.3

Income from continuing operations	729.4	496.3
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	231.5	267.6
Gain on sale of fixed assets	(1.3)	(0.9)
Gain on sale of businesses and equity method investments	—	(22.4)
Undistributed earnings of affiliates	(58.1)	(13.8)
Non-cash impairments of investments	—	4.6
Share-based payments expense	45.4	50.4
Other items	46.5	(119.3)
Change in operating assets and liabilities before effects of business acquisitions and dispositions:
Accounts receivable	(257.8)	(131.2)
Inventory	(1,243.3)	(694.7)
Prepaid expenses and other current assets	(432.0)	(311.4)
Accounts payable	249.7	127.9
Other accrued liabilities	477.6	502.7

Net cash flows from operating activities – continuing operations	(212.4)	155.8
Net cash flows from operating activities – discontinued operations	(3.0)	66.2

Net cash flows from operating activities	(215.4)	222.0

Cash flows from investing activities:
Purchases of marketable securities	(1,351.0)	(2,474.4)
Sales of marketable securities	1,352.0	2,476.1
Additions to property, plant and equipment	(335.2)	(252.5)
Purchase of leased warehouses	(39.2)	(93.6)
Sale of leased warehouses	35.6	91.6
Sale of Swift note receivable	—	117.4
Sale of property, plant and equipment	23.2	83.1
Sale of businesses and equity method investments	—	73.6
Purchase of businesses	(124.0)	—
Notes receivable and other items	(1.2)	4.3

Net cash flows from investing activities – continuing operations	(439.8)	25.6
Net cash flows from investing activities – discontinued operations	—	661.7

Net cash flows from investing activities	(439.8)	687.3

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (continued)

(in millions)

(unaudited)

	Thirty-nine weeks ended
	February 24, 2008	February 25, 2007
Cash flows from financing activities:
Net short-term borrowings	395.4	(9.2)
Repayment of long-term debt	(11.3)	(28.6)
Repurchase of ConAgra Foods common shares	(88.1)	(400.4)
Cash dividends paid	(269.6)	(276.6)
Debt exchange premium payment, including issuance costs	—	(93.7)
Proceeds from exercise of employee stock options	19.2	60.9
Other items	2.6	3.7

Net cash flows from financing activities – continuing operations	48.2	(743.9)
Net cash flows from financing activities – discontinued operations	—	—

Net cash flows from financing activities	48.2	(743.9)

Net change in cash and cash equivalents	(607.0)	165.4
Cash and cash equivalents at beginning of period	735.2	331.6

Cash and cash equivalents at end of period	$128.2	$497.0

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-nine Weeks ended February 24, 2008 and February 25, 2007

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

Due to the consolidation of variable interest entities, the Company reflects in its balance sheets:

	February 24, 2008	May 27, 2007	February 25, 2007
Property, plant and equipment, net	$52.6	$155.9	$157.6
Other assets	—	13.8	11.8
Current installments of long-term debt	3.3	6.1	7.8
Senior long-term debt, excluding current installments	51.7	144.1	143.8
Other accrued liabilities	0.6	0.6	0.6
Other noncurrent liabilities	—	21.9	20.2

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

Cash and Cash Equivalents – Cash and all highly liquid investments with an original maturity of three months or less at the date of acquisition, including short-term time deposits and government agency and corporate obligations, are classified as cash and cash equivalents. Restricted cash deposits in margin accounts required for exchange-traded activity of

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-nine Weeks ended February 24, 2008 and February 25, 2007

(columnar dollars in millions except per share amounts)

approximately $63 million, $95 million, and $178 million are included in prepaid expenses and other current assets in the Company’s consolidated balance sheets at February 24, 2008, May 27, 2007, and February 25, 2007, respectively.

Accounts Payable – Included in accounts payable are short-term notes payable for goods with repayment terms of up to 180 days, the balances of which were $178.0 million, $204.3 million, and $133.2 million, at February 24, 2008, May 27, 2007, and February 25, 2007, respectively.

Shipping and Handling – Amounts billed to customers related to shipping and handling are included in net sales. Shipping and handling costs are included in cost of goods sold.

Comprehensive Income – Comprehensive income includes net income, currency translation adjustments, certain derivative-related activity, changes in the value of available-for-sale investments, and changes in prior service cost and net actuarial gains/losses from pension and postretirement health care plans. The Company generally deems its foreign investments to be essentially permanent in nature and does not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars. When the Company determines that a foreign investment is no longer permanent in nature, estimated taxes are provided for the related deferred tax liability (asset), if any, resulting from currency translation adjustments.

The following details the income tax expense (benefit) on components of other comprehensive income:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 24, 2008	February 25, 2007	February 24, 2008	February 25, 2007
Net derivative adjustment	$(1.4)	$(3.2)	$(2.5)	$(3.4)
Unrealized gains on available-for-sale securities	(0.4)	(0.1)	0.1	1.1
Reclassification adjustment for (gains) losses included in net income	—	0.1	(2.2)	(1.2)
Pension and postretirement healthcare liabilities	1.5	—	4.4	0.7

	$(0.3)	$(3.2)	$(0.2)	$(2.8)

Accounting Changes – As further discussed in Note 10, the Company adopted FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes (as amended), as of the beginning of fiscal 2008. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

As further discussed in Note 12, the Company elected to adopt the measurement date provisions of Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of May 28, 2007.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without being required to apply complex hedge accounting provisions. The provisions of SFAS No. 159

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-nine Weeks ended February 24, 2008 and February 25, 2007

(columnar dollars in millions except per share amounts)

are effective as of the beginning of the Company’s fiscal 2009. Management does not expect the adoption of SFAS No. 159 to have any impact on the Company’s consolidated financial position or results of operations.

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

2. ACQUISITIONS AND DIVESTITURES

On July 23, 2007, the Company acquired Alexia Foods, Inc. (“Alexia Foods”), a privately held natural food company, headquartered in Long Island City, New York, for approximately $50 million in cash plus assumed liabilities. Alexia Foods offers premium natural and organic food items including potato products, appetizers, and artisan breads. At February 24, 2008, $34 million of the purchase price has been allocated to goodwill and $19 million to other intangible assets.

On September 5, 2007, the Company acquired Lincoln Snacks Holding Company, Inc. (“Lincoln Snacks”), a privately held company located in Lincoln, Nebraska, for approximately $50 million in cash plus assumed liabilities. Lincoln Snacks offers a variety of snack food brands and private label products. At February 24, 2008, $20 million of the purchase price has been allocated to goodwill and $17 million to other intangible assets.

On October 21, 2007, the Company acquired manufacturing assets of Twin City Foods, Inc. (“Twin City Foods”), a potato processing business, for approximately $23 million in cash.

The assets acquired and liabilities assumed in connection with these acquisitions were as follows:

Fair value of assets acquired	$150.3
Cash paid for purchases	122.7

Liabilities assumed	$27.6

Under the purchase method of accounting, the assets acquired and liabilities assumed in these acquisitions were recorded at their respective estimated fair values at the date of acquisition. The fair values are subject to refinement as the Company completes its analyses relative to the fair values at the respective acquisition dates.

SUBSEQUENT EVENTS

Watts Brothers Acquisition

On February 25, 2008, the Company acquired Watts Brothers, a privately held group which owns and operates agricultural and farming businesses for approximately $132 million in cash plus assumed liabilities, including debt of approximately $85 million. Immediately following the close of the transaction, the Company retired approximately $64 million of the debt.

Agreement to Sell Trading and Merchandising Operations

On March 27, 2008, the Company entered into an agreement with affiliates of Ospraie Special Opportunities Fund (the “Ospraie Investors”) to sell its commodity trading and merchandising operations conducted by ConAgra Trade Group and reported as the ConAgra Foods Trading and Merchandising segment. The operations include the domestic and international grain merchandising, fertilizer distribution, agricultural and energy commodities trading and services, and grain, animal and oil seed byproducts merchandising and distribution business. Consummation of the sale is subject to satisfaction of customary closing conditions, including receipt of regulatory approvals and financing matters.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-nine Weeks ended February 24, 2008 and February 25, 2007

(columnar dollars in millions except per share amounts)

Under the terms of the agreement, the Company will sell the operations of ConAgra Trade Group for an estimated $2.1 billion, including up to $550 million (face value) of paid-in-kind debt securities of the parent of the successor operating companies. The final price will be adjusted based on working capital changes before the close of the transaction. In addition, the Company will receive an additional $39 million at closing if the post-closing senior operating cash flow facility available to the successor operating companies is rated less than investment grade. The Company has a contingent right to receive a portion of the earnings of the successor operating companies, up to approximately $50 million, payable in additional paid-in-kind debt securities, based on performance through December 21, 2008. The amount is subject to reduction based upon the earnings of ConAgra Trade Group between March 27, 2008 and the closing date. The Company will also receive a warrant to purchase approximately eight percent of the equity of the holding company of the successor operating companies at specified terms. The expected gain on the transaction will be recorded based on cash plus the fair value of non-cash consideration received at the closing date. The warrant and paid-in-kind debt securities received at closing will be recorded at fair value.

As part of this transaction, the Company will transfer its interest in a grain merchandising venture which is currently accounted for as an equity method investment. As of February 24, 2008, the Company’s investment in this venture of $88 million is included in other assets. The Company has recognized $38 million of equity method investment earnings in the first three quarters of fiscal 2008 from this investment.

The Company expects to classify the results of operations and cash flows of the Trading and Merchandising segment as discontinued operations and the assets and liabilities of the segment as assets and liabilities held for sale beginning in the fourth quarter of fiscal 2008.

3. DISCONTINUED OPERATIONS AND DIVESTITURES

Packaged Meats Operations

During the second quarter of fiscal 2007, the Company completed its divestiture of the packaged meats operations for proceeds of approximately $553 million. Based upon the Company’s estimate of proceeds from the sale of this business, the Company recognized impairment charges totaling $240.4 million ($209.3 million after tax) in the second half of fiscal 2006. The Company recognized additional charges of approximately $21.1 million ($13.0 million after tax) in the first quarter of fiscal 2007. The Company reflects the results of these operations as discontinued operations for all periods presented.

Packaged Cheese Operations

During the first quarter of fiscal 2007, the Company completed its divestiture of the packaged cheese business for proceeds of approximately $97.6 million, resulting in a pre-tax gain of approximately $57.8 million ($32.0 million after tax). The Company reflects the results of these operations as discontinued operations for all periods presented.

Culturelle Business

During the first quarter of fiscal 2007, the Company completed the divestiture of its nutritional supplement business for proceeds of approximately $8.2 million, resulting in a pre-tax gain of approximately $6.2 million ($3.5 million after tax). The Company reflects this gain within discontinued operations.

Portuguese Poultry Business

During fiscal 2005, the Company completed the sale of the Portuguese Poultry business. During the third quarter of fiscal 2008, the Company wrote-off a related receivable resulting in a pre-tax loss of $3.1 million, for which the Company did not receive any tax benefit. The Company reflects this loss within discontinued operations.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-nine Weeks ended February 24, 2008 and February 25, 2007

(columnar dollars in millions except per share amounts)

Summary of Operational Results

The summary comparative financial results of the discontinued operations were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 24, 2008	February 25, 2007	February 24, 2008	February 25, 2007
Net sales	$1.3	$11.7	$0.6	$724.3

Long-lived asset impairment charge	—	—	—	(21.1)
Operating results from discontinued operations before income taxes	3.3	8.8	4.7	84.3
Net gain (loss) from disposal of businesses	(3.1)	0.6	(3.1)	65.6

Income before income taxes	0.2	9.4	1.6	128.8
Income tax expense	(1.2)	(3.3)	(1.7)	(52.5)

Income (loss) from discontinued operations, net of tax	$(1.0)	$6.1	$(0.1)	$76.3

Other Assets Held for Sale

During the second quarter of fiscal 2007, the Company disposed of a refrigerated pizza business for proceeds of approximately $22.0 million, resulting in no significant gain or loss. Due to the Company’s continuing cash flows associated with this business, the results of operations of this business are included in continuing operations for all periods presented.

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

During the first quarter of fiscal 2007, two aircraft were sold for proceeds of approximately $31.4 million, resulting in pre-tax gains totaling approximately $4.3 million.

4. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

Goodwill by reporting segment was as follows:

	February 24, 2008	May 27, 2007	February 25, 2007
Consumer Foods	$3,308.8	$3,254.6	$3,254.6
International Foods	96.9	91.3	85.5
Food and Ingredients	85.7	85.1	84.8
Trading and Merchandising	15.9	15.9	15.9

Total	$3,507.3	$3,446.9	$3,440.8

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-nine Weeks ended February 24, 2008 and February 25, 2007

(columnar dollars in millions except per share amounts)

Other identifiable intangible assets were as follows:

	February 24, 2008		May 27, 2007		February 25, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$779.9	$—	$752.6	$—	$771.7	$—
Amortizing intangible assets	40.5	16.4	41.9	18.5	41.4	17.5

	$820.4	$16.4	$794.5	$18.5	$813.1	$17.5

Non-amortizing intangible assets are comprised of the following balances:

	February 24, 2008	May 27, 2007	February 25, 2007
Brands/trademarks	$779.9	$752.6	$752.6
Pension intangible asset	—	—	19.1

Total non-amortizing intangible assets	$779.9	$752.6	$771.7

On July 23, 2007, the Company acquired Alexia Foods, a privately held natural food company, headquartered in Long Island City, New York, for approximately $50 million in cash plus assumed liabilities. At February 24, 2008, $34 million of the purchase price has been allocated to goodwill and $19 million to other intangible assets.

On September 5, 2007, the Company acquired Lincoln Snacks, a privately held company located in Lincoln, Nebraska for approximately $50 million in cash plus assumed liabilities. At February 24, 2008, $20 million of the purchase price has been allocated to goodwill and $17 million to other intangible assets.

Amortizing intangible assets, carrying a weighted average life of approximately 15 years, are principally composed of licensing arrangements and customer lists. Based on amortizing assets recognized in the Company’s balance sheet as of February 24, 2008, amortization expense is estimated to be approximately $2.9 million for each of the next five years.

5. DERIVATIVE FINANCIAL INSTRUMENTS

The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. As of February 24, 2008, May 27, 2007, and February 25, 2007, the fair value of derivatives recognized within prepaid expenses and other current assets was $613.5 million, $360.0 million, and $554.0 million, respectively, while the amount recognized within other accrued liabilities was $572.1 million, $233.2 million, and $324.6 million, respectively.

Generally, the Company enters into economic hedges for a portion of its anticipated consumption of certain commodity inputs and foreign currency cash flows for periods ranging from 12 to 36 months. The Company may enter into longer-term hedges on particular commodities or foreign currencies if deemed appropriate. As of February 24, 2008, the Company had economically hedged certain portions of its anticipated consumption of commodity inputs and foreign currency cash flows through December 2008.

The ineffectiveness associated with derivatives designated as cash flow hedges resulted in no gain or loss for the thirteen weeks ending February 24, 2008 and a gain of $2.4 million for the thirteen weeks ending February 25, 2007. For the thirty-nine weeks ending February 24, 2008 and February 25, 2007, the ineffectiveness associated with derivatives designated as cash flow hedges resulted in losses of $1.1 million and $1.6 million, respectively. Hedge ineffectiveness is recognized within net sales, cost of goods sold, or interest expense, net, depending on the nature of the hedge. The Company does not exclude any component of the hedging instrument’s gain or loss when assessing effectiveness.

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

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-nine Weeks ended February 24, 2008 and February 25, 2007

(columnar dollars in millions except per share amounts)

Amounts deferred in accumulated other comprehensive income for previously designated cash flow hedges continue to be deferred until the hedged transaction affects earnings.

As of February 24, 2008, May 27, 2007, and February 25, 2007, the net deferred gains recognized in accumulated other comprehensive income were $0.8 million, $4.9 million, and $7.8 million, net of tax, respectively. The Company anticipates a gain of $0.8 million, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings over the next 12 months.

6. SHARE-BASED PAYMENTS

For the thirteen and thirty-nine weeks ended February 24, 2008, the Company recognized total stock-based compensation expense (including stock options, restricted stock units, performance shares, and restricted cash) of $15.8 million and $44.8 million, respectively. For the thirteen and thirty-nine weeks ended February 25, 2007, the Company recognized total stock-based compensation expense (including stock options, restricted stock units, performance shares, and restricted cash) of $17.1 million and $50.4 million, respectively. The Company granted 0.9 million restricted stock units at a weighted average grant date price of $26.42 during the first three quarters of fiscal 2008. The Company granted 7.3 million stock options at a weighted average grant date price of $26.70 during the first three quarters of fiscal 2008.

Under its 2008 Performance Share Plan, adopted pursuant to stockholder-approved incentive plans, the Company grants selected executives and other key employees performance share awards with vesting contingent upon the Company meeting various Company-wide performance goals. The performance goals are based upon the Company’s earnings before interest and taxes (EBIT) and the Company’s return on average invested capital (ROAIC) measured over a defined performance period. The awards actually earned will range from zero to three hundred percent of the targeted number of performance shares and be paid in shares of common stock. Subject to limited exceptions set forth in the plan, any shares earned will be distributed at the end of the three-year period. The Company granted 0.7 million performance shares during the first three quarters of fiscal 2008 at a weighted average grant date price of $26.63.

The Company’s weighted average Black-Scholes assumptions for stock options granted during the first three quarters of fiscal 2008 are as follows:

Expected volatility (%)	17.47
Dividend yield (%)	2.96
Risk-free interest rate (%)	4.82
Expected life of stock option (years)	4.76

The Company’s weighted average Black-Scholes value of stock options granted during the first three quarters of fiscal 2008 was $4.43.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-nine Weeks ended February 24, 2008 and February 25, 2007

(columnar dollars in millions except per share amounts)

7. EARNINGS PER SHARE

Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock awards, and other dilutive securities.

The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 24, 2008	February 25, 2007	February 24, 2008	February 25, 2007
Net income:
Income from continuing operations	$310.1	$186.5	$729.4	$496.3
Income (loss) from discontinued operations, net of tax	(1.0)	6.1	(0.1)	76.3

Net income	$309.1	$192.6	$729.3	$572.6

Weighted average shares outstanding:
Basic weighted average shares outstanding	487.5	503.1	488.1	507.3
Add: Dilutive effect of stock options, restricted stock awards, and other dilutive securities	3.1	3.6	3.4	2.8

Diluted weighted average shares outstanding	490.6	506.7	491.5	510.1

For the third quarter and first three quarters of fiscal 2008, there were, respectively, 17.9 million and 16.6 million stock options outstanding that were excluded from the computation of shares contingently issuable upon exercise of the stock options because exercise prices exceeded the average market value of common stock during the period. For the third quarter and first three quarters of fiscal 2007, there were, respectively, 7.0 million and 16.5 million stock options excluded from the calculation.

8. INVENTORIES

The major classes of inventories are as follows:

	February 24, 2008	May 27, 2007	February 25, 2007
Raw materials and packaging	$2,270.1	$1,154.2	$1,517.7
Work in process	108.2	95.2	127.3
Finished goods	1,165.9	1,008.1	1,032.6
Supplies and other	66.1	91.0	142.2

	$3,610.3	$2,348.5	$2,819.8

Raw materials and packaging includes grain, fertilizer, crude oil, and other trading and merchandising inventory of $1,473.4 million, $691.0 million, and $1,015.7 million as of February 24, 2008, May 27, 2007, and February 25, 2007, respectively.

9. RESTRUCTURING

2006 – 2008 Restructuring Plan

In February 2006, the Company’s Board of Directors approved plans recommended by executive management to simplify the Company’s operating structure and reduce its manufacturing and selling, general, and administrative costs. These plans include supply chain rationalization initiatives, the relocation of the Grocery Foods headquarters from Irvine, California to Naperville, Illinois, the centralization of shared services, salaried headcount reductions, and other cost-reduction initiatives. These plans are expected to be substantially completed by the end of fiscal 2008. The forecasted costs for this 2006-2008

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-nine Weeks ended February 24, 2008 and February 25, 2007

(columnar dollars in millions except per share amounts)

restructuring plan, as updated through February 24, 2008, are $235.2 million, of which a benefit of $0.9 million was recorded in the first three quarters of fiscal 2008, $103.0 million of expense was recorded in fiscal 2007, and $129.8 million of expense was recorded in the second half of fiscal 2006. The Company has recorded expenses associated with its restructuring plans, including but not limited to, asset impairment charges, accelerated depreciation (i.e., incremental depreciation due to an asset’s reduced estimated useful life), inventory write-downs, severance and related costs, and plan implementation costs (e.g., consulting, employee relocation, etc.). The Company anticipates it will recognize the following pre-tax expenses associated with the projects identified to date in the fiscal 2006 to 2008 timeframe (including all amounts recognized in the first three quarters of fiscal 2008, and in all of fiscal 2007 and fiscal 2006):

	Consumer Foods	Food and Ingredients	Trading and Merchandising	International Foods	Corporate	Total
Accelerated depreciation	$62.8	$—	$—	$—	$—	$62.8
Inventory write-downs	6.0	0.2	—	—	—	6.2
Severance	—	1.1	—	—	—	1.1
Other (including plant shutdown costs), net	(1.9)	—	—	—	—	(1.9)

Total cost of goods sold	66.9	1.3	—	—	—	68.2

Accelerated depreciation	5.7	—	—	—	0.5	6.2
Asset impairment	24.8	1.6	—	—	—	26.4
Severance and related costs	28.2	3.0	0.2	0.7	23.4	55.5
Contract termination	18.2	—	—	—	1.1	19.3
Pension/Postretirement	—	0.1	—	—	4.2	4.3
Plan implementation costs	27.5	0.3	—	—	27.7	55.5
Goodwill/Brand impairment	—	0.4	—	—	—	0.4
Other, net	1.1	(1.7)	—	—	—	(0.6)

Total selling, general and administrative expenses	105.5	3.7	0.2	0.7	56.9	167.0

Consolidated total	$172.4	$5.0	$0.2	$0.7	$56.9	$235.2

Included in the above estimates are $136.2 million of charges which have resulted or will result in cash outflows and $99.0 million of non-cash charges.

During the third quarter of fiscal 2008, the Company recognized the following pre-tax charges (recoveries) in its consolidated statement of earnings:

	Consumer Foods	Food and Ingredients	Trading and Merchandising	International Foods	Corporate	Total
Accelerated depreciation	$0.2	$—	$—	$—	$—	$0.2
Inventory write-downs	1.5	—	—	—	—	1.5

Total cost of goods sold	1.7	—	—	—	—	1.7

Severance and related costs	1.2	—	—	—	(0.4)	0.8
Plan implementation costs	1.8	—	—	—	—	1.8
Other, net	3.7	—	—	—	—	3.7

Total selling, general and administrative expenses	6.7	—	—	—	(0.4)	6.3

Consolidated total	$8.4	$—	$—	$—	$(0.4)	$8.0

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-nine Weeks ended February 24, 2008 and February 25, 2007

(columnar dollars in millions except per share amounts)

During the first three quarters of fiscal 2008, the Company recognized the following pre-tax charges (recoveries) in its consolidated statement of earnings:

	Consumer Foods	Food and Ingredients	Trading and Merchandising	International Foods	Corporate	Total
Accelerated depreciation	$2.6	$—	$—	$—	$—	$2.6
Inventory write-downs	1.5	—	—	—	—	1.5
Pension/Postretirement	(1.8)	—	—	—	—	(1.8)
Other (including plant shutdown costs)	(0.8)	—	—	—	—	(0.8)

Total cost of goods sold	1.5	—	—	—	—	1.5

Asset impairment	0.4	—	—	—	—	0.4
Severance and related costs	(4.5)	—	—	—	(1.0)	(5.5)
Contract termination	(1.8)	—	—	—	—	(1.8)
Plan implementation costs	4.8	—	—	—	0.2	5.0
Other, net	0.2	(0.7)	—	—	—	(0.5)

Total selling, general and administrative expenses	(0.9)	(0.7)	—	—	(0.8)	(2.4)

Consolidated total	$0.6	$(0.7)	$—	$—	$(0.8)	$(0.9)

During the first half of fiscal 2008, the Company reassessed certain aspects of its plans to rationalize its supply chain. The Company determined that it will continue to operate three production facilities that it had previously planned to close. As a result of such determination, previously established reserves, primarily for related severance costs and pension costs, were reversed in the second quarter of fiscal 2008 (as reflected in the table above). The Company is currently evaluating the best use of a new production facility, the construction of which is in progress, in connection with its restructuring plans. The Company, based on its current assessment of likely scenarios, believes the carrying value of this facility ($41.1 million at February 24, 2008) is recoverable. In the event the Company determines that the future use of the new facility will not result in recovery of the recorded value of the asset, an impairment charge would be required.

The Company recognized the following cumulative (plan inception to February 24, 2008) pre-tax charges (recoveries) related to restructuring in its consolidated statements of earnings:

	Consumer Foods	Food and Ingredients	Trading and Merchandising	International Foods	Corporate	Total
Accelerated depreciation	$62.7	$—	$—	$—	$—	$62.7
Inventory write-downs	5.9	0.2	—	—	—	6.1
Severance	—	1.1	—	—	—	1.1
Other (including plant shutdown costs)	(1.9)	—	—	—	—	(1.9)

Total cost of goods sold	66.7	1.3	—	—	—	68.0

Accelerated depreciation	5.7	—	—	—	0.4	6.1
Asset impairment	24.8	1.6	—	—	—	26.4
Severance and related costs	28.3	3.1	0.2	0.7	22.7	55.0
Contract termination	18.2	—	—	—	1.1	19.3
Pension/Postretirement	—	0.1	—	—	4.2	4.3
Plan implementation costs	24.5	0.2	—	—	28.3	53.0
Goodwill/Brand impairment	—	0.4	—	—	—	0.4
Other, net	1.1	(1.7)	—	—	—	(0.6)

Total selling, general and administrative expenses	102.6	3.7	0.2	0.7	56.7	163.9

Consolidated total	$169.3	$5.0	$0.2	$0.7	$56.7	$231.9

Included in the above are $133.0 million of charges which have resulted or will result in cash outflows and $98.9 million of non-cash charges.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-nine Weeks ended February 24, 2008 and February 25, 2007

(columnar dollars in millions except per share amounts)

Liabilities recorded for the various initiatives and changes therein for the third quarter of fiscal 2008 were as follows:

	Balance at November 26, 2007	Costs Paid or Otherwise Settled	Costs Incurred and Charged to Expense	Changes in Estimates	Balance at February 24, 2008
Severance and related costs	$11.1	$(4.0)	$—	$0.8	$7.9
Plan implementation costs	0.6	(2.0)	1.8	—	0.4

Total	$11.7	$(6.0)	$1.8	$0.8	$8.3

2008 – 2009 Restructuring Plan

In February 2008, the Company’s Board of Directors approved a plan recommended by executive management to streamline the Company’s international operations to reduce its manufacturing and selling, general, and administrative costs. The plan includes the assimilation of the international headquarters into the Company’s domestic business and exiting a number of international markets. The plan is expected to be substantially completed by the end of fiscal 2009. The forecasted cost of the plan, as updated through February 24, 2008, is $26.9 million, of which $5.5 million was recorded in the third quarter of fiscal 2008. The Company has recorded expenses associated with this restructuring plan, including but not limited to, inventory write-downs, severance and related costs, and plan implementation costs (e.g., consulting, employee relocation, etc.). The Company anticipates it will recognize the following pre-tax expenses associated with the 2008-2009 plan in the fiscal 2008 to 2009 timeframe (amounts include charges recognized in the third quarter of fiscal 2008):

International Foods
Accelerated depreciation	$0.6
Inventory write-downs	1.3

Total cost of goods sold	1.9

Asset impairment	6.8
Severance and related costs	9.1
Contract termination	6.3
Plan implementation costs	1.2
Goodwill/Brand impairment	0.2
Other, net	1.4

Total selling, general and administrative expenses	25.0

Consolidated total	$26.9

Included in these estimates are $17.9 million of charges which have resulted or will result in cash outflows and $9.0 million of non-cash charges.

During the third quarter of fiscal 2008, the Company recognized the following pre-tax charges in its consolidated statement of earnings:

International Foods
Inventory write-downs	$1.3

Total cost of goods sold	1.3

Severance and related costs	3.9
Plan implementation costs	0.1
Brand impairment	0.2

Total selling, general and administrative expenses	4.2

Consolidated total	$5.5

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-nine Weeks ended February 24, 2008 and February 25, 2007

(columnar dollars in millions except per share amounts)

Included in the above are $4.0 million of charges which have resulted or will result in cash outflows and $1.5 million of non-cash charges.

Liabilities recorded for the various initiatives and changes therein for the third quarter of fiscal 2008 were as follows:

	Balance at November 26, 2007	Costs Paid or Otherwise Settled	Costs Incurred and Charged to Expense	Changes in Estimates	Balance at February 24, 2008
Severance (and related costs)	$—	$—	$3.7	$—	$3.7
Plan implementation costs	—	—	0.1	—	0.1

Total	$—	$—	$3.8	$—	$3.8

10. INCOME TAXES

In the third quarter of fiscal 2008 and 2007, the Company’s income tax expense was $151.5 million and $91.8 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately 33% and 34% for the third quarter and first three quarters of fiscal 2008, respectively, and 33% and 35% for the third quarter and first three quarters of fiscal 2007, respectively.

Effective May 28, 2007, the Company adopted the provisions of FIN 48. As a result of the implementation of FIN 48, the Company recognized a $1.2 million decrease in the liability for unrecognized tax benefits, with a corresponding adjustment to retained earnings.

As of May 28, 2007, the Company’s gross unrecognized tax benefits were $54.8 million, excluding a related liability of $12.7 million for gross interest and penalties. The liability for gross unrecognized tax benefits at February 24, 2008 was $125.5 million, excluding a related liability of $19.4 million for gross interest and penalties. Included in the balance at February 24, 2008, are $65.1 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. Any associated interest and penalties imposed would affect the tax rate.

The net amount of unrecognized tax benefits at February 24, 2008 and May 28, 2007 that, if recognized, would impact the Company’s effective tax rate is $41.5 million and $39.0 million, respectively. Recognition of these tax benefits would have a favorable impact on the Company’s effective tax rate.

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

The Company estimates that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by $25 million to $35 million over the next twelve months due to various federal, state, and foreign audit settlements and the expiration of statutes of limitations.

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

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-nine Weeks ended February 24, 2008 and February 25, 2007

(columnar dollars in millions except per share amounts)

The environmental proceedings include litigation and administrative proceedings involving Beatrice’s status as a potentially responsible party at 36 Superfund, proposed Superfund, or state-equivalent sites; these sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. Beatrice has paid or is in the process of paying its liability share at 34 of these sites. Reserves for these matters have been established based on the Company’s best estimate of its undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The reserves for Beatrice environmental matters totaled $95.9 million as of February 24, 2008, a majority of which relates to the Superfund and state-equivalent sites referenced above space. Expenditures for these matters are expected to continue for a period of up to 20 years.

In certain limited situations, the Company will guarantee an obligation of an unconsolidated entity. Currently, the Company guarantees certain obligations primarily associated with leases entered into by certain of its equity method investees and divested companies. Under these arrangements, the Company is obligated to perform should the primary obligor be unable to perform. Most of these guarantees resulted from the Company’s fresh beef and pork divestiture. The remaining terms of these arrangements do not exceed eight years and the maximum amount of future payments the Company has guaranteed is approximately $27.9 million as of February 24, 2008. The Company has also guaranteed the performance of the divested fresh beef and pork business with respect to a hog purchase contract. The hog purchase contract requires the fresh beef and pork business to purchase a minimum of approximately 1.2 million hogs annually through 2014. The contract stipulates minimum price commitments, based in part on market prices and, in certain circumstances, also includes price adjustments based on certain inputs. The Company does not have a liability established in its consolidated balance sheets for these arrangements as the Company has determined that performance under the guarantees is not probable.

The Company is a party to various potato supply agreements. Under the terms of certain such potato supply agreements, the Company has guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At February 24, 2008, the amount of supplier loans effectively guaranteed by the Company was approximately $2.9 million. The Company has not established a liability for these guarantees, as the Company has determined that the likelihood of its required performance under the guarantees is remote.

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

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-nine Weeks ended February 24, 2008 and February 25, 2007

(columnar dollars in millions except per share amounts)

Components of pension benefit and other postretirement benefit costs included:

	Pension Costs
	Thirteen weeks ended		Thirty-nine weeks ended
	February 24, 2008	February 25, 2007	February 24, 2008	February 25, 2007
Service cost	$15.0	$13.1	$44.9	$42.3
Interest cost	33.3	32.6	100.0	98.0
Expected return on plan assets	(37.1)	(33.7)	(111.4)	(99.5)
Amortization of prior service cost	0.8	0.8	2.5	2.4
Settlement loss	—	—	—	2.0
Recognized net actuarial loss	2.1	4.5	6.3	13.5

Benefit cost – Company plans	14.1	17.3	42.3	58.7
Benefit cost – multi-employer plans	1.8	1.5	6.3	5.8

Total benefit cost	$15.9	$18.8	$48.6	$64.5

	Postretirement Costs
	Thirteen weeks ended		Thirty-nine weeks ended
	February 24, 2008	February 25, 2007	February 24, 2008	February 25, 2007
Service cost	$0.3	$0.2	$0.8	$1.2
Interest cost	5.3	5.0	16.0	15.4
Expected return on plan assets	—	—	(0.1)	(0.2)
Amortization of prior service cost	(2.9)	(2.9)	(8.7)	(9.9)
Curtailment gain	—	(9.4)	—	(9.4)
Recognized net actuarial loss	3.0	2.4	9.0	8.0

Total cost – Company plans	$5.7	$(4.7)	$17.0	$5.1

During the second quarter of fiscal 2007, the Company completed its divestiture of the packaged meats operations. As a result, during the third quarter of fiscal 2007, the Company recognized a pre-tax curtailment gain relating to postretirement benefits totaling approximately $9.4 million. This amount has been recorded within results of discontinued operations.

During the third quarter and first three quarters of fiscal 2008, the Company contributed $2.2 million and $6.2 million, respectively, to the Company’s pension plans and contributed $9.8 million and $30.2 million, respectively, to the Company’s other postretirement plans. Based upon the current funded status of the plans and the current interest rate environment, the Company anticipates making further contributions of approximately $5.8 million to its pension plans for the remainder of fiscal 2008. The Company anticipates making further contributions of $10.8 million to its other postretirement plans during the remainder of fiscal 2008. These estimates are based on current tax laws, plan asset performance, and liability assumptions, which are subject to change.

13. LONG-TERM DEBT

In December 2006, the Company completed an exchange of approximately $200 million principal amount of its 9.75% subordinated notes due 2021 and $300 million principal amount of its 6.75% senior notes due 2011 for approximately $500 million principal amount of 5.82% senior notes due 2017 and cash of approximately $90 million, in order to improve the Company’s debt maturity profile. The Company is amortizing the $90 million cash payment (the unamortized portion of which is reflected as a reduction of senior long-term debt in the Company’s consolidated balance sheet at February 24, 2008) over the life of the new notes within interest expense.

For periods ending prior to November 25, 2007, the Company consolidated several entities from which it leases office buildings. These entities were determined to be variable interest entities and the Company was determined to be the primary beneficiary of each of these entities. In September 2007, the Company ceased to be the primary beneficiary of the entities from which it leases office buildings and, accordingly, the Company discontinued the consolidation of the assets and

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-nine Weeks ended February 24, 2008 and February 25, 2007

(columnar dollars in millions except per share amounts)

liabilities of these entities. This resulted in reducing the amount of long-term debt reflected in the Company’s balance sheet by $83 million. However, a lease agreement with one of the variable interest entities was determined to be a capital lease, and, as such, at February 24, 2008 the Company reflected the related leased assets of $46 million in property, plant and equipment, capital lease obligations of $44 million in senior long-term debt, and $2 million in current installments of long-term debt.

14. RELATED PARTY TRANSACTIONS

Trading margins with affiliates (equity method investees) of $9.6 million and $17.5 million for the third quarter and first three quarters of fiscal 2008, respectively, are included in net sales. Trading margins with affiliates of $4.1 million and $3.6 million for the third quarter and first three quarters of fiscal 2007, respectively, are included in net sales. The Company received management fees from affiliates of $4.0 million and $11.9 million in the third quarter and first three quarters of fiscal 2008, respectively. The Company received management fees from affiliates of $3.4 million and $10.5 million in the third quarter and first three quarters of fiscal 2007, respectively. Accounts receivable from affiliates totaled $12.2 million, $2.5 million, and $4.8 million at February 24, 2008, May 27, 2007, and February 25, 2007, respectively. Accounts payable to affiliates totaled $14.2 million, $13.5 million, and $13.1 million at February 24, 2008, May 27, 2007, and February 25, 2007, respectively.

During the first quarter of fiscal 2007, the Company sold an aircraft for proceeds of approximately $8.1 million to a company on whose board of directors one of the Company’s directors sits. The Company recognized a gain of approximately $3.0 million on the transaction.

The Company leases various buildings that are beneficially owned by Opus Corporation or entities related to Opus Corporation (the “Opus Entities”). The Opus Entities are affiliates or part of a large, national real estate development company. A former member of the Company’s Board of Directors, who left the board in the second quarter of fiscal 2008, is a beneficial owner, officer, and chairman of Opus Corporation and a director or officer of the related entities. The agreements relate to the leasing of land, buildings, and equipment for the Company in Omaha, Nebraska. The Company occupies the buildings pursuant to long-term leases with Opus Corporation and other investors, and the leases contain various termination rights and purchase options. The Company made rental payments of $3.3 million and $10.2 million in the third quarter and first three quarters of fiscal 2008, respectively, and $3.6 million and $10.8 million in the third quarter and first three quarters of fiscal 2007, respectively, to the Opus Entities. The Company has also contracted with Opus Entities for construction and property management services. The Company made payments of $0.5 million and $2.4 million to the Opus Entities for these services for the third quarter and first three quarters of fiscal 2007, respectively, and $0.3 million and $1.1 million for the third quarter and first three quarters of fiscal 2008, respectively.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-nine Weeks ended February 24, 2008 and February 25, 2007

(columnar dollars in millions except per share amounts)

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

In February 2008, the Company’s Board of Directors approved plans recommended by executive management to streamline the Company’s international operations to reduce its manufacturing and selling, general, and administrative costs. The plan includes the assimilation of the international headquarters into the Company’s domestic business and exiting a number of international markets. The Company has also begun transitioning the direct management of the Consumer Foods reporting segment to the Chief Executive Officer. The Company expects these actions, along with other cost reduction plans expected to be finalized in the fourth quarter of fiscal 2008, when fully implemented, to result in changes to the Company’s reporting segments.

The Company initiated a voluntary recall of all varieties of peanut butter manufactured at its Sylvester, Georgia plant during the third quarter of fiscal 2007. That action has resulted in direct costs related to the recall, most notably product retrieval and destruction costs, legal expenses and liabilities, and other costs. Furthermore, since the Company had no peanut butter in the marketplace from the time of the recall until the reintroduction of the Peter Pan® peanut butter brand in August 2007, the size of the Company’s peanut butter business during the first three quarters of fiscal 2008 was much smaller than what it was prior to the recall. The direct costs of the recall negatively impacted gross margin and operating profit primarily in the Consumer Foods segment for the third quarter and first three quarters of fiscal 2008, as discussed below. Net sales for the Company’s peanut butter business in the third quarter and first three quarters of fiscal 2008 were approximately $33 million and $55 million, respectively. Net sales for the Company’s peanut butter business in the third quarter and first three quarters of fiscal 2007 were approximately $13 million and $95 million, respectively. Operating profit for the third quarter and first three quarters of fiscal 2008 for the Consumer Foods segment included $3.2 million and $17.8 million, respectively, of costs related to the peanut butter recall. These costs were reflected as an increase to cost of goods sold of $7.1 million for the first three quarters of the year, and increases to selling, general, and administrative expenses in the third quarter and first three quarters of $3.2 million and $10.7 million, respectively. Operating profit for the third quarter and first three quarters of fiscal 2007 for the Consumer Foods segment included $46.6 million of costs related to the peanut butter recall. These costs were reflected as a $16.0 million reduction of net sales, an increase to cost of goods sold of $8.1 million, and an increase to selling, general and administrative expenses of $22.5 million.

During the second quarter of fiscal 2008, the Company voluntarily recalled all of its Banquet® and private label pot pies out of concern for potential salmonella contamination. After evaluation of the pot pie plant with the USDA and implementing changes regarding consumer cooking instructions and more rigorous testing of raw ingredients coming into the plant, the Company resumed pot pie production and distribution to stores. The direct costs of the recall negatively impacted gross margin and operating profit in the Consumer Foods segment for the third quarter and first three quarters of fiscal 2008, as discussed below. Net sales for the Company’s Banquet® and private label pot pie business in the third quarter and first three

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-nine Weeks ended February 24, 2008 and February 25, 2007

(columnar dollars in millions except per share amounts)

quarters of fiscal 2008 were approximately $32 million and $61 million, respectively. Net sales for the Company’s Banquet® and private label pot pie business in the third quarter and first three quarters of fiscal 2007 were approximately $29 million and $78 million, respectively. Operating profit for the third quarter and first three quarters of fiscal 2008 for the Consumer Foods segment included a benefit of $4.1 million and charges of $23.1 million, respectively, related to the Banquet® and private label pot pie recall. These were reflected as an increase in net sales for the third quarter of $2.9 million and a decrease in net sales for the first three quarters of fiscal 2008 of $6.7 million, an increase to cost of goods sold for the third quarter and the first three quarters of fiscal 2008 of $0.6 million and $10.0 million, respectively, and a decrease to selling, general and administrative expenses in the third quarter of fiscal 2008 of $1.8 million and an increase to selling, general and administrative expenses in the first three quarters of fiscal 2008 of $6.4 million.

Operating profit for the third quarter and first three quarters of fiscal 2008 for the Consumer Foods segment included a charge of $8.4 million and $0.6 million, respectively, related to the Company’s fiscal 2006-2008 restructuring plan, while the operating profit for the third quarter and first three quarters of fiscal 2007 included restructuring plan charges of $20.0 million and $83.8 million, respectively.

Operating profit for the first three quarters of fiscal 2007 for the Food and Ingredients segment included an $8.0 million gain resulting from a legal settlement related to a fiscal 2005 fire at a production facility and a $17.9 million gain related to the sale of an oat milling facility.

Operating profit for the first three quarters of fiscal 2008 for the Trading and Merchandising segment included a gain of approximately $6.3 million related to the sale of an available-for-sale marketable security.

Operating profit for the International Foods segment for the third quarter and first three quarters of fiscal 2008 included charges of $5.5 million related to the Company’s fiscal 2008-2009 restructuring plan. Operating profit for the first three quarters of fiscal 2008 included $0.5 million of costs related to the peanut butter recall, while operating profit for the third quarter and first three quarters of fiscal 2007 included $1.7 million of costs related to the peanut butter recall. Operating profit for the first three quarters of fiscal 2007 included a $3.6 million gain on the sale of a certain international right for a brand.

General corporate expenses included foreign currency derivative gains of $6.9 million and losses of $0.5 million for the third quarter and first three quarters of fiscal 2008, respectively. In fiscal 2008, the Company began to centrally manage foreign currency risk on behalf of the Company’s reporting segments. Foreign currency derivatives used in the Company’s risk management processes are not designated for hedge accounting treatment. These derivatives are viewed by management as providing economic hedges of the foreign currency risk of certain forecasted transactions. As such, these derivatives are recognized at fair market value with realized and unrealized gains and losses recognized in general corporate expenses. The gains and losses are subsequently recognized in the operating results of the reporting segments in the period in which the underlying transaction being economically hedged affects earnings.

General corporate expenses for the third quarter and first three quarters of fiscal 2007 included charges of $1.0 million and $18.3 million, respectively, related to the Company’s fiscal 2006-2008 restructuring plan, and a benefit of $5.3 million resulting from a legal settlement. General corporate expenses for the first three quarters of fiscal 2007 included income of $7.4 million resulting from a favorable resolution of franchise tax matters.

	Thirteen weeks ended
	February 24, 2008	February 25, 2007
Sales to unaffiliated customers
Consumer Foods	$1,765.6	$1,631.9
Food and Ingredients	1,034.2	837.4
Trading and Merchandising	563.6	293.3
International Foods	165.0	155.8

Total	$3,528.4	$2,918.4

Intersegment sales
Consumer Foods	$22.8	$17.3
Food and Ingredients	53.9	45.6
Trading and Merchandising	12.7	4.8
International Foods	2.1	1.7

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-nine Weeks ended February 24, 2008 and February 25, 2007

(columnar dollars in millions except per share amounts)

	Thirteen weeks ended
	February 24, 2008	February 25, 2007
	91.5	69.4
Intersegment elimination	(91.5)	(69.4)

Total	$—	$—

Net sales
Consumer Foods	$1,788.4	$1,649.2
Food and Ingredients	1,088.1	883.0
Trading and Merchandising	576.3	298.1
International Foods	167.1	157.5
Intersegment elimination	(91.5)	(69.4)

Total	$3,528.4	$2,918.4

Operating profit
Consumer Foods	$206.6	$224.9
Food and Ingredients	143.8	108.4
Trading and Merchandising	198.9	62.3
International Foods	12.7	15.1

Total operating profit	562.0	410.7
General corporate expenses	83.6	85.9
Interest expense, net	62.1	56.1
Income tax expense	151.5	91.8
Equity method investment earnings	45.3	9.6

Income from continuing operations	$310.1	$186.5

	Thirty-nine weeks ended
	February 24, 2008	February 25, 2007
Sales to unaffiliated customers
Consumer Foods	$5,127.7	$4,920.5
Food and Ingredients	2,937.9	2,524.0
Trading and Merchandising	1,437.0	796.0
International Foods	492.4	455.2

Total	$9,995.0	$8,695.7

Intersegment sales
Consumer Foods	$71.7	$69.0
Food and Ingredients	154.2	143.6
Trading and Merchandising	19.5	8.6
International Foods	6.2	5.7

	251.6	226.9
Intersegment elimination	(251.6)	(226.9)

Total	$—	$—

Net sales
Consumer Foods	$5,199.4	$4,989.5
Food and Ingredients	3,092.1	2,667.6
Trading and Merchandising	1,456.5	804.6
International Foods	498.6	460.9
Intersegment elimination	(251.6)	(226.9)

Total	$9,995.0	$8,695.7

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-nine Weeks ended February 24, 2008 and February 25, 2007

(columnar dollars in millions except per share amounts)

	Thirty-nine weeks ended
	February 24, 2008	February 25, 2007
Operating profit
Consumer Foods	$617.0	$684.9
Food and Ingredients	395.3	329.2
Trading and Merchandising	439.0	116.8
International Foods	38.7	46.9

Total operating profit	1,490.0	1,177.8
General corporate expenses	284.6	267.3
Interest expense, net	184.9	166.2
Income tax expense	371.8	272.4
Equity method investment earnings	80.7	24.4

Income from continuing operations	$729.4	$496.3

The Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 13% of consolidated net sales (including sales from discontinued operations) for both the third quarter and first three quarters of fiscal 2008, respectively, and approximately 14% and 13% of consolidated net sales (including sales from discontinued operations) for the third quarter and first three quarters of fiscal 2007, respectively, primarily in the Consumer Foods segment.

Wal-Mart Stores, Inc. and its affiliates accounted for approximately 9%, 9%, and 11% of consolidated net receivables as of February 24, 2008, May 27, 2007, and February 25, 2007, respectively, primarily in the Consumer Foods segment.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report, including Management’s Discussion & Analysis, contains forward-looking statements. These statements are based on management’s current views and assumptions of future events and financial performance and are subject to uncertainty and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect the Company’s actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These factors include, among other things, the Company’s ability to timely complete the sale of its Trading and Merchandising business, future economic circumstances, industry conditions, Company performance and financial results, availability and prices of raw materials, product pricing, competitive environment and related market conditions, operating efficiencies, the ultimate impact of recalls, access to capital, actions of governments and regulatory factors affecting the Company’s businesses, and other risks described in the Company’s reports filed with the Securities and Exchange Commission. The Company cautions readers not to place undue reliance on any forward-looking statements included in this report which speak only as of the date of this report.

The following discussion should be read together with the Company’s financial statements and related notes contained in this report and with the financial statements, related notes, and Management’s Discussion & Analysis in the Company’s annual report on Form 10-K for the fiscal year ended May 27, 2007. Results for the thirteen week and thirty-nine week periods ended February 24, 2008 are not necessarily indicative of results that may be attained in the future.

Fiscal 2008 Third Quarter Executive Overview

ConAgra Foods, Inc. (NYSE: CAG) is one of North America’s largest packaged food companies, serving grocery retailers, as well as restaurants and other foodservice establishments. Popular ConAgra Foods consumer brands include: Banquet®, Chef Boyardee®, Egg Beaters® , Healthy Choice®, Hebrew National®, Hunt’s®, Marie Callender’s®, Orville Redenbacher’s®, Reddi-wip®, PAM®, Swiss Miss®, and many others.

Diluted earnings per share were $0.63 in the third quarter of fiscal 2008. Diluted earnings per share were $0.38 in the third quarter of fiscal 2007, with continuing operations contributing $0.37 per diluted share and discontinued operations contributing $0.01 per diluted share. Several significant items affect the comparability of year-over-year results of continuing operations. See “Other Significant Items of Note - Items Impacting Comparability” below.

Agreement to Sell Trading and Merchandising Operations

On March 27, 2008, the Company entered into an agreement with affiliates of Ospraie Special Opportunities Fund (the “Ospraie Investors”) to sell its commodity trading and merchandising operations conducted by ConAgra Trade Group and reported as the ConAgra Foods Trading and Merchandising segment. The operations include the domestic and international grain merchandising, fertilizer distribution, agricultural and energy commodities trading and services, and grain, animal and oil seed byproducts merchandising and distribution business. Consummation of the sale is subject to satisfaction of customary closing conditions, including receipt of regulatory approvals and financing matters.

Under the terms of the agreement, the Company will sell the operations of ConAgra Trade Group for an estimated $2.1 billion, including up to $550 million (face value) of paid-in-kind debt securities of the parent of the successor operating companies. The final price will be adjusted based on working capital changes before the close of the transaction. In addition, the Company will receive an additional $39 million at closing if the post-closing senior operating cash flow facility available to the successor operating companies is rated less than investment grade. The Company has a contingent right to receive a portion of the earnings of the successor operating companies, up to approximately $50 million, payable in additional paid-in-kind debt securities, based on performance through December 21, 2008. The amount is subject to reduction based upon the earnings of ConAgra Trade Group between March 27, 2008 and the closing date. The Company will also receive a warrant to purchase approximately eight percent of the equity of the holding company of the successor operating companies at specified terms. The expected gain on the transaction will be recorded based on cash plus the fair value of non-cash consideration received at the closing date. The warrant and paid-in-kind debt securities received at closing will be recorded at fair value.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

As part of this transaction, the Company will transfer its interest in a grain merchandising venture which is currently accounted for as an equity method investment. As of February 24, 2008, the Company’s investment in this venture of $88 million is included in other assets. The Company has recognized $38 million of equity method investment earnings in the first three quarters of fiscal 2008 from this investment.

The Company expects to classify the results of operations and cash flows of the Trading and Merchandising segment as discontinued operations and the assets and liabilities of the segment as assets and liabilities held for sale beginning in the fourth quarter of fiscal 2008.

Operating Initiatives

ConAgra Foods is implementing operational improvement initiatives that are intended to generate profitable sales growth, improve profit margins, and expand returns on capital over time.

Recent developments in the Company’s strategies and action plans include:

•

Pricing initiatives: The Company has faced significant increases in input costs during the first three quarters of fiscal 2008 and expects this trend to continue for the remainder of fiscal 2008 and into fiscal 2009. The Company is continuing to monitor the challenging input cost environment and implementing pricing actions designed to offset these effects.

•

Increased and more focused marketing and innovation investments: The Company is continuing its strategy for allocating its marketing resources. Investment is concentrated behind the brands with the most significant opportunities, and appropriate go-to-market strategies for all brands are being implemented. The Company’s recent innovation investments resulted in the development of a variety of new products. Healthy Choice® Café Steamers, Healthy Choice® Panini, new flavors of Healthy Choice® Soups, Hunt’s® Fire Roasted Diced Tomatoes, Orville Redenbacher’s® Smart Pop! Low Sodium, Orville Redenbacher’s® Natural, Chef Boyardee® Mac & Cheese, PAM® Professional, and Fleischmann’s® and Parkay® Soft Spreads were introduced to the market during fiscal 2008. These new products contributed to unit volume and sales growth in the first three quarters of fiscal 2008. Together with additional new products planned for the balance of fiscal 2008 and beyond, these products are expected to contribute to additional sales growth and market expansion in the future.

•

Sales growth initiatives: The Company is continuing to implement sales improvement initiatives focused on penetrating the fastest growing channels, better return on customer trade arrangements, and optimal shelf placement for the Company’s most profitable products. These, along with the marketing initiatives, are intended to generate profitable sales growth.

•

Reducing costs throughout the supply chain and the general and administrative functions: Since February 2006, the Company has been implementing the fiscal 2006-2008 restructuring plan. The Company has implemented several initiatives to streamline its supply chain through procurement initiatives, manufacturing process improvements, plant rationalization, and changes to its distribution network. The Company has also reduced its salaried workforce by several hundred employees over the past two years and implemented other initiatives that are designed to reduce selling, general and administrative expenses. The forecasted cost of the plan, updated through February 24, 2008, is $235 million. The Company has incurred total charges of $232 million since inception. As a result of this restructuring plan, the Company achieved cost savings of approximately $85 to $90 million in fiscal 2007, the benefits of which are expected to continue. In February 2008, the Company implemented a plan to streamline its international operations to reduce its manufacturing and selling, general and administrative costs. This plan includes the assimilation of the international headquarters into the Company’s domestic business and exiting of a number of international markets. While the details of this plan have not been finalized, it is expected to result in additional cost savings to the Company.

References to the Company’s restructuring plans (“the plans”) refer to both the 2006-2008 and the 2008-2009 restructuring plans.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

•

Portfolio changes: In recent years, the Company divested non-core operations that had limited the Company’s ability to achieve its efficiency targets. Divesting these operations is helping to simplify the Company’s operations and enhance efficiency initiatives going forward.

Discontinued Operations. The results of operations for the packaged meats and packaged cheese businesses, which were divested in fiscal 2007, are reflected in discontinued operations for all periods presented.

Capital Allocation

During the first three quarters of fiscal 2008, the Company has funded the following:

•	capital expenditures of approximately $335 million,

•	dividend payments of approximately $270 million,

•	the repurchase of approximately $88 million (approximately 3.4 million shares) of common stock,

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

•	the acquisition of assets of Twin City Foods, a potato processing business, for approximately $23 million in cash.

Subsequent to the end of the third quarter, the Company acquired Watts Brothers, a privately held group of vegetable processing and agricultural operations, for approximately $132 million in cash plus $85 million of assumed debt. Immediately following the close of the transaction, the Company retired approximately $64 million of the debt.

During the second quarter of fiscal 2008, the Board of Directors authorized management to repurchase up to an additional $500 million of the Company’s common stock in the open market or through privately negotiated transactions. The Board of Directors also authorized a regular, quarterly dividend on the Company’s common stock, at the rate of $0.19 per common share.

The Company continues to assess its allocation of capital and periodically reviews the appropriateness and timing of share repurchases. The Company is currently evaluating alternatives for the use of the expected proceeds from the announced sale of its Trading and Merchandising operations.

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

The Company has faced increased costs for many of its significant raw materials, packaging, and energy inputs. The Company seeks to mitigate the higher input costs through productivity and pricing initiatives, and the Company expects to take further price increases during the fourth quarter of fiscal 2008. The Company is also focusing on selling, general and administrative cost initiatives, as evidenced by the International reporting segment restructuring and the current examination of selling, general and administrative costs throughout the Company. However, the Company expects higher input costs to continue for the remainder of fiscal 2008 and into fiscal 2009. If pricing actions together with productivity improvements and selling, general and administrative cost reduction initiatives are insufficient to cover these expected higher input costs, results of operations, particularly Consumer Foods operating profit, may continue to be negatively impacted. The Company uses long-term purchase contracts, futures, and options to reduce the volatility of certain raw materials costs.

Changing consumer preferences may impact sales of certain of the Company’s products. The Company offers a variety of food products which appeal to a range of consumer preferences and utilizes innovation and marketing programs to develop products that fit with changing consumer trends. As part of these programs, the Company introduces new products and product extensions.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

Consolidation of many of the Company’s customers continues to result in increased buying power, negotiating strength, and complex service requirements for those customers. This trend, which is expected to continue, may negatively impact gross margins, particularly in the Consumer Foods segment. In order to effectively respond to this customer consolidation, the Company is continually evaluating its consumer marketing, sales, and customer service strategies. The Company is implementing trade promotion programs designed to improve return on investment, and pursuing shelf placement and customer service improvement initiatives.

Other Significant Items of Note – Items Impacting Comparability

Items of note impacting comparability for the third quarter and first three quarters of fiscal 2008 included the following:

Reported within Continuing Operations

•

a benefit of $4 million ($3 million after tax) and charges totaling $23 million ($14 million after tax) for the third quarter and first three quarters, respectively, for costs and recoveries related to the fiscal 2008 pot pie recall,

•

charges totaling $3 million and $18 million ($2 million and $11 million after tax, respectively) for the third quarter and first three quarters, respectively, related to the fiscal 2007 peanut butter recall,

•

charges totaling $14 million and $5 million ($8 million and $3 million after tax, respectively) during the third quarter and first three quarters, respectively, for costs under the Company’s restructuring plans,

•	a gain of approximately $6 million ($4 million after tax) during the first three quarters of fiscal 2008 related to the sale of an available-for-sale equity security, and

•	net tax benefits of approximately $10 million and $12 million during the third quarter and first three quarters, respectively, related to favorable settlements and changes in estimates.

Items of note impacting comparability for the third quarter and first three quarters of fiscal 2007 included the following:

Reported within Continuing Operations

•

charges totaling $20 million and $103 million ($12 million and $63 million after tax, respectively) for the third quarter and first three quarters, respectively, for costs under the Company’s 2006-2008 restructuring plan,

•	charges totaling $48 million ($30 million after tax) for the third quarter and first three quarters related to the peanut butter recall,

•	gains of approximately $21 million ($13 million after tax) during the first three quarters related to the divestiture of an oat milling business and other non-core assets,

•

benefits of approximately $5 million and $13 million ($3 million and $8 million after tax, respectively) during the third quarter and first three quarters, respectively, resulting from favorable legal settlements,

•	a benefit of approximately $7 million ($5 million after tax) during the first three quarters resulting from a favorable resolution of franchise tax matters,

•	net tax charges of approximately $9 million during the first three quarters related to unfavorable settlements and changes in estimates, and

•

a gain of approximately $4 million during the first three quarters resulting from the sale of an equity investment in a malt business, and related income tax benefits of approximately $4 million, resulting in an after tax gain of approximately $8 million.

Reported within Discontinued Operations

•	gains of approximately $66 million ($37 million after tax) during the first three quarters primarily from the divestiture of the packaged cheese business and a dietary supplement business,

•

charges during the first three quarters of approximately $21 million ($13 million after tax) related to an additional impairment charge based upon the final negotiations of the sale of the packaged meats business, and

•	a benefit of approximately $9 million ($6 million after tax) during the third quarter related to a postretirement curtailment gain associated with the divestiture of the packaged meats operations.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

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

Trading and Merchandising

The Trading and Merchandising reporting segment includes the sourcing, merchandising, trading, marketing, and distribution of agricultural and energy commodities. Subsequent to the end of the third quarter of fiscal 2008, the Company entered into an agreement to sell the operations comprising this segment. See “Agreement to Sell Trading and Merchandising Operations” above.

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

In February 2008, the Company’s Board of Directors approved a plan recommended by executive management to streamline the Company’s international operations to reduce its manufacturing and selling, general, and administrative costs. This plan includes the assimilation of the international headquarters into the Company’s domestic business and exiting of a number of international markets. The Company has also begun transitioning the direct management of the Consumer Foods reporting segment to the Chief Executive Officer. The Company expects these actions, along with other cost reduction plans expected to be finalized in the fourth quarter of fiscal 2008, when fully implemented, to result in changes to the Company’s reporting segments.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

Net Sales

	Net Sales
	Thirteen weeks ended			Thirty-nine weeks ended
($ in millions) Reporting Segment	February 24, 2008	February 25, 2007	% Inc / (Dec)	February 24, 2008	February 25, 2007	% Inc / (Dec)
Consumer Foods	$1,766	$1,632	8%	$5,128	$4,921	4%
Food and Ingredients	1,034	837	24%	2,938	2,524	16%
Trading and Merchandising	563	293	92%	1,437	796	81%
International Foods	165	156	6%	492	455	8%

	$3,528	$2,918	21%	$9,995	$8,696	15%

Net sales for the third quarter of fiscal 2008 were $3.5 billion, an increase of $610 million, or 21%, from the same period in the prior fiscal year. The increased sales were driven primarily by increased net sales in the Trading and Merchandising and Food and Ingredients segments. Net sales for the first three quarters of fiscal 2008 were $10.0 billion, an increase of $1.3 billion, or 15%, from the same period in the prior fiscal year, reflecting increased sales in all reporting segments with significant increases in the Trading and Merchandising segment and the Food and Ingredients segment.

Consumer Foods net sales for the third quarter were $1.8 billion, an increase of 8% compared to the same period in the prior fiscal year. Results reflected increased sales volume of 6% and a 2% improvement in net pricing and product mix. Increased volume was reflective of significant volume gains in several of the Company’s brands, including Healthy Choice®, Wesson®, and Swiss Miss®, and volume from businesses acquired in fiscal 2008. Sales volume was also higher in the third quarter of fiscal 2008, relative to the third quarter of fiscal 2007, due to a lesser adverse impact from the peanut butter and pot pie recalls. The Company achieved sales growth for several of its brands in the third quarter of fiscal 2008, including ACT II®, Banquet®, Dennison’s®, Egg Beaters®, Fleischmann’s®, Gulden’s®, Healthy Choice®, Hebrew National®, Hunts®, Lightlife®, Manwich®, Marie Callender’s®, Orville Redenbacher’s®, PAM®, Slim Jim®, Rosarita®, Ro*tel®, Swiss Miss®, and Wesson®. Sales declines occurred for certain brands including Andy Capp’s®, Chef Boyardee®, Crunch N Munch®, Kid’s Cuisine®, Knotts Berry Farm®, Parkay®, Pemmican®, Ranch Style®, Reddi-wip®, Snack Pack®, and Wolf®.

Consumer Foods net sales for the first three quarters of fiscal 2008 were $5.1 billion, an increase of 4% compared to the same period in the prior fiscal year. Results reflected increased sales volume of 3% and a 1% improvement in net pricing and mix. Increased volume was reflective of significant volume gains in several of the Company’s brands and new sales volume from businesses acquired in fiscal 2008, partially offset by the impact of the peanut butter and pot pie recalls.

Due to the peanut butter recall that was initiated in the third quarter of fiscal 2007 and the subsequent reintroduction of Peter Pan® peanut butter products in August 2007, net sales in the Consumer Foods segment are not comparable across periods. Sales of all peanut butter products, including both branded and private label, in the third quarter and first three quarters of fiscal 2008 were $19 million higher and $40 million lower than comparable amounts in fiscal 2007. Consumer Foods net sales were also adversely impacted by the recall of Banquet® and private label pot pies in the second quarter of fiscal 2008. Net sales were lower by approximately $17 million in the first three quarters of fiscal 2008, relative to the comparable periods of fiscal 2007, primarily due to product returns and lost sales of Banquet® and private label pot pies. Net sales of pot pies were not materially impacted by the recall in the third quarter of fiscal 2008. Sales from Alexia Foods and Lincoln Snacks, businesses acquired in fiscal 2008, totaled $19 million and $50 million in the third quarter and first three quarters of fiscal 2008, respectively. The Company divested a refrigerated pizza business during the first half of fiscal 2007. Sales from this business were $17 million in the first three quarters of fiscal 2007.

Food and Ingredients net sales were $1.0 billion in the third quarter of fiscal 2008, an increase of $197 million, or 24%, compared to the same period in the prior fiscal year. Net sales in the first three quarters of fiscal 2008 were $2.9 billion, an increase of $414 million, or 16%, compared to the same period in the prior fiscal year. Increased net sales for the third quarter and first three quarters of fiscal 2008 reflected slightly increased volumes, significantly higher selling prices in the segment’s flour milling operations due to higher wheat prices, and price increases in the Company’s Lamb Weston specialty potato products business. These results were partially offset by the impact of the divestiture of an oat milling business in the first half of fiscal 2007.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

Trading and Merchandising net sales were $563 million in the third quarter of fiscal 2008, an increase of $270 million, or 92%, from the same period in the prior year. Increased sales for the quarter reflected significantly higher sales of fertilizer as a result of higher prices and increased demand in domestic markets. Increases in sales of grain commodities, reflecting significantly higher market prices and increased volume, and more profitable agricultural commodity trading were partially offset by losses in livestock trading. Net sales in the first three quarters of fiscal 2008 were $1.4 billion, an increase of $641 million, or 81%, compared to the same period in the prior fiscal year. Increased net sales are reflective of significantly higher fertilizer sales due to increased domestic demand as well as higher prices, increased sales of grain commodities and improved trading margins on grain commodity derivatives, and improved energy trading volumes and trading margins.

International Foods net sales were $165 million in the third quarter of fiscal 2008, an increase of $9 million, or 6%, from the same period in the prior fiscal year. Changes in foreign currency exchange rates increased net sales by 7% in the third quarter of fiscal 2008. The benefit of increased pricing, net of trade spend, of approximately 2% was more than offset by reduced volumes and less favorable product mix. Net sales in the first three quarters of fiscal 2008 were $492 million, an increase of $37 million, or 8%, from the same period in the prior fiscal year. Changes in foreign currency exchange rates increased net sales by 6% in the first three quarters of fiscal 2008. Increases in net sales were achieved in all geographies during the first three quarters of fiscal 2008, reflecting modestly increased volumes and prices, partially offset by increased trade spend.

Gross Profit

(Net sales less cost of goods sold)

	Gross Profit
	Thirteen weeks ended			Thirty-nine weeks ended
($ in millions) Reporting Segment	February 24, 2008	February 25, 2007	% Inc / (Dec)	February 24, 2008	February 25, 2007	% Inc / (Dec)
Consumer Foods	$459	$479	(4)%	$1,379	$1,490	(7)%
Food and Ingredients	203	157	29%	550	439	25%
Trading and Merchandising	265	93	186%	562	185	204%
International Foods	46	46	—%	141	134	5%

	$973	$775	26%	$2,632	$2,248	17%

The Company’s gross profit for the third quarter of fiscal 2008 was $973 million, compared to $775 million in the same period in the prior fiscal year. The increase in gross profit for the third quarter and first three quarters of fiscal 2008 was driven by results in the Trading and Merchandising segment and the Food and Ingredients segment, partially offset by lower gross profits in the Consumer Foods segment. Costs of implementing the Company’s restructuring plans reduced gross profit for the third quarters of fiscal 2008 and 2007 by $3 million and $18 million, respectively. Gross profit for the first three quarters of fiscal 2008 increased $384 million from the first three quarters of fiscal 2007 to $2.6 billion. Costs of implementing the Company’s restructuring plans reduced gross profit for the first three quarters of fiscal 2008 and 2007 by $3 million and $46 million, respectively.

Consumer Foods gross profit for the third quarter of fiscal 2008 was $459 million, a decrease of $20 million, or 4%, from the same period in the prior year. The decrease in gross profit reflected significantly higher input costs, partially offset by improved net pricing, mix, and volume. Due to the peanut butter recall that was initiated in the third quarter of fiscal 2007 and the subsequent reintroduction of Peter Pan® peanut butter products in August 2007, gross profits in the Consumer Foods segment are not comparable across periods. Consumer Foods gross profit from all peanut butter products, including both branded and private label, in the third quarter and first three quarters of fiscal 2008 were $12 million higher and $26 million lower than comparable amounts in fiscal 2007. Consumer Foods gross profit of Banquet® and private label pot pie products were lower by approximately $21 million in the first three quarters of fiscal 2008, relative to the comparable periods of fiscal 2007, primarily due to product returns and lost sales of Banquet® and private label pot pies. Gross profit was not materially impacted by the pot pie recall in the third quarter of fiscal 2008. Newly acquired businesses contributed $3 million to gross profit in the third quarter of fiscal 2008. Costs of implementing the Company’s 2006-2008 restructuring plan reduced gross profit for the third quarters of fiscal 2008 and 2007 by $2 million and $18 million, respectively.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

Gross profit for Consumer Foods for the first three quarters of fiscal 2008 was $1.4 billion, a decrease of $111 million from the same period in the prior fiscal year. Gross profits reflected higher input costs which were only partially offset by higher volumes and improved pricing. Costs of implementing the Company’s 2006-2008 restructuring plan reduced gross profit for the first three quarters of fiscal 2008 and 2007 by $2 million and $45 million, respectively. Newly acquired businesses contributed $8 million to gross profit in the first three quarters of fiscal 2008.

Food and Ingredients gross profit was $203 million for the third quarter of fiscal 2008 and $157 million in the same period of the prior year, an increase of 29%, reflecting a $43 million increase in gross profits in the Company’s milling business, driven by gains in wheat derivative trading, as well as increased pricing at the Company’s Lamb Weston specialty potato business. Gross profit for the first three quarters of fiscal 2008 was $550 million, an increase of $111 million from the same period in the prior fiscal year. The increase in gross profit was driven by gains in wheat trading, improved conversion margins in the milling business, and higher pricing and volumes in the specialty potato business.

Trading and Merchandising gross profit for the third quarter of fiscal 2008 was $265 million, an increase of $172 million, or 186%, versus the same period in the prior year. The Company achieved significantly higher gross profits in its fertilizer, agricultural merchandising, energy trading, and agricultural trading operations, as these businesses capitalized on increasing prices due to strong domestic and international demand for most commodities. Gross profit for the first three quarters of fiscal 2008 was $562 million, an increase of $377 million, or 204%, from the same period in the prior fiscal year. The higher gross profit reflects significant gains in values of grain inventories, increased sales volume and margin per ton from fertilizer trading and merchandising, and improved trading margins from energy and agricultural trading operations.

International Foods gross profit was $46 million for the third quarter of fiscal 2008 and fiscal 2007. Fiscal 2008 performance reflects increased input costs, offset by modest net pricing increases and a benefit of $3 million due to changes in foreign currency exchange rates. Gross profit for the first three quarters of fiscal 2008 was $141 million, an increase of $7 million from the same period in the prior fiscal year, reflecting an increase of $9 million resulting from favorable foreign currency exchange rate changes and modestly improved sales volumes and net pricing, partially offset by increased input costs.

	Gross Margin Percent
	Thirteen weeks ended		Thirty-nine weeks ended
Reporting Segment	February 24, 2008	February 25, 2007	February 24, 2008	February 25, 2007
Consumer Foods	26%	29%	27%	30%
Food and Ingredients	20%	19%	19%	17%
Trading and Merchandising	47%	32%	39%	23%
International Foods	28%	29%	29%	30%

Total	28%	27%	26%	26%

The Company’s gross margin (gross profit as a percentage of net sales) was 28% and 27% in the third quarter of fiscal 2008 and 2007, respectively, and 26% for both the first three quarters of fiscal 2008 and 2007, reflecting significantly more profitable operations in the Trading and Merchandising segment, offset by lower margins in the Consumer Foods segment.

Selling, General and Administrative Expenses (includes general corporate expense)

Selling, general and administrative expenses totaled $495 million for the third quarter of fiscal 2008, an increase of $44 million, or 10%, as compared to the same period of the prior year. Selling, general and administrative expenses for the third quarter of fiscal 2008 reflected:

•	an increase in incentive expenses of $25 million, driven by strong results in the Trading and Merchandising segment,

•	an increase in salaries expense of $19 million,

•	a reduction of advertising and promotion expenses of $11 million,

•	charges of approximately $11 million related to the execution of the Company’s restructuring plans,

•	an increase of $10 million for expense related to legal and environmental matters, and

•	transition services income of $4 million, net of pass-through costs, related to transition services provided to the buyers of certain divested businesses.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

Selling, general and administrative expenses in the third quarter of fiscal 2007 included:

•	charges of approximately $23 million related to the peanut butter recall,

•	transition services income of $8 million, net of pass-through costs,

•	charges of approximately $2 million related to the execution of the Company’s 2006-2008 restructuring plan, and

•	a benefit of approximately $5 million resulting from a legal settlement.

Selling, general and administrative expenses for the first three quarters of fiscal 2008 totaled $1.4 billion, an increase of $89 million, or 7%, as compared to the same period in the prior fiscal year. Results for the first three quarters of fiscal 2008 reflected:

•	an increase in salaries expense of $34 million,

•	an increase in incentive expenses of $31 million due to the strong results in the Trading and Merchandising segment,

•	a reduction of advertising and promotion expenses of $28 million,

•	charges related to the peanut butter and pot pie recalls of approximately $18 million,

•	an increase in contract services expense of $17 million in connection with the Company’s information technology initiatives, including the Company’s SAP initiative,

•	transition services income of $14 million, net of pass-through costs,

•	an increase of $10 million for expense related to legal and environmental matters,

•	an increase in depreciation expense of $7 million,

•	an increase in bad debt expense of $6 million,

•	a gain of $6 million due to the sale of an available-for-sale marketable security, and

•	charges of approximately $2 million related to certain costs in connection with the Company’s restructuring plans.

Selling, general and administrative expenses for the first three quarters of fiscal 2007 included:

•	charges of approximately $56 million related to the execution of the Company’s 2006-2008 restructuring plan,

•	charges of approximately $23 million related to the peanut butter recall,

•	gains of approximately $27 million related to the Company’s sale of an oat milling business, certain international licensing rights for a small brand, and four aircraft,

•	transition services income of $15 million, net of pass-through costs,

•	a benefit of approximately $13 million resulting from favorable legal settlements, and

•	a benefit of $7 million resulting from a favorable resolution of franchise tax matters.

In fiscal 2008, the Company began to centrally manage foreign currency risk on behalf of the Company’s reporting segments. Foreign currency derivatives used in the Company’s risk management processes are not designated for hedge accounting treatment. These derivatives are viewed by management as providing economic hedges of the foreign currency risk of certain forecasted transactions. As such, these derivatives are recognized at fair market value with realized and unrealized gains and losses recognized in general corporate expense. The gains and losses are subsequently recognized in the operating results of the reporting segments in the period in which the underlying transaction being economically hedged affects earnings. General corporate expenses reflect derivative gains of $6.9 million and losses of $0.5 million for the third quarter and first three quarters of fiscal 2008, respectively.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

Operating Profit (Earnings before general corporate expense, interest expense, net, income taxes, and equity method investment earnings)

	Operating Profit
	Thirteen weeks ended			Thirty-nine weeks ended
($ in millions) Reporting Segment	February 24, 2008	February 25, 2007	% Inc / (Dec)	February 24, 2008	February 25, 2007	% Inc / (Dec)
Consumer Foods	$207	$225	(8)%	$617	$685	(10)%
Food and Ingredients	144	108	33%	395	329	20%
Trading and Merchandising	199	62	219%	439	117	276%
International Foods	13	15	(16)%	39	47	(18)%

Consumer Foods operating profit for the third quarter of fiscal 2008 was $207 million, a decrease of $18 million, or 8% from the third quarter of fiscal 2007. The decrease for the third quarter was reflective of the lower gross profit, discussed above. In addition, operating profit in the third quarter of fiscal 2008 and 2007 was adversely impacted by the effects of the peanut butter recall. The Consumer Foods segment incurred operating losses of $4 million and $36 million from its peanut butter operations in the third quarter of fiscal 2008 and 2007, respectively. The Consumer Foods segment incurred costs of $8 million and $20 million in the third quarter of fiscal 2008 and 2007, respectively, to implement the Company’s 2006-2008 restructuring plan. Advertising and promotion expense was $8 million lower in the third quarter of fiscal 2008 than in the third quarter of fiscal 2007. Operating profit in third quarter of fiscal 2007 included reimbursement income of approximately $8 million, net of pass-through costs, related to transition services provided to the buyers of certain divested businesses.

Consumer Foods operating profit for the first three quarters of fiscal 2008 was $617 million, a decrease of $68 million, or 10%, from the same period last year. The decrease for the third quarter was reflective of the decreased gross profit, discussed above. In addition, the Consumer Foods segment incurred operating losses of $24 million and $8 million from its peanut butter operations in the first three quarters of fiscal 2008 and 2007, respectively. The Consumer Foods segment incurred charges of $84 million in the first three quarters of fiscal 2007 in connection with the Company’s 2006-2008 restructuring plan. Advertising and promotion expense was $24 million lower in the first three quarters of fiscal 2008 than in the first three quarters of fiscal 2007. Operating profit in the first three quarters of fiscal 2007 included reimbursement income of approximately $15 million, net of pass-through costs, related to transition services provided to the buyers of certain divested businesses.

For the third quarter of fiscal 2008, Food and Ingredients operating profit was $144 million, an increase of $36 million, or 33% from the third quarter of fiscal 2007. Operating profit for the first three quarters of fiscal 2008 was $395 million, an increase of $66 million, or 20%, from the same period last year. Improved operating profit was reflective of increased gross profits, discussed above, partially offset by increased employee incentive costs. Operating profit for the first three quarters of fiscal 2007 includes a gain of $18 million on the sale of an oat milling business and a gain of $8 million resulting from a favorable legal settlement.

Trading and Merchandising operating profit for the third quarter of fiscal 2008 was $199 million, an increase of $137 million, or 219%, from the third quarter of fiscal 2007. Operating profit for the first three quarters of fiscal 2008 was $439 million, an increase of $322 million, or 276%, from the same period last year. Improved results in the third quarter and first three quarters of fiscal 2008 were primarily due to the improved gross profit, as discussed above, partially offset by increased employee incentive costs.

International Foods operating profit for the third quarter of fiscal 2008 was $13 million, slightly behind the $15 million in the third quarter of fiscal 2007. Operating profit for the first three quarters of fiscal 2008 was $39 million, a decrease of $8 million, or 18%, from the same period last year. The International Foods segment incurred charges of $6 million in the third quarter of fiscal 2008 in connection with the Company’s 2008-2009 restructuring plan. Operating profit in the third quarter and first three quarters of fiscal 2008 reflected increased gross profits, as discussed above, partially offset by higher compensation costs and an increase in selling and marketing expenses. Operating profit in the first three quarters of fiscal 2007 included a gain of approximately $4 million related to the sale of certain international licensing rights for a small brand.

Interest Expense, Net

Net interest expense was $62 million and $56 million for the third quarter of fiscal 2008 and 2007, respectively. Net interest expense was $185 million and $166 million for the first three quarters of fiscal 2008 and 2007, respectively. Increased interest expense was the result of higher short-term borrowings and lower cash investments, as the Company financed higher working capital in fiscal 2008.

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

Income Taxes

In the third quarter of fiscal 2008 and 2007, the Company’s income tax expense was $152 million and $92 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately 33% and 34% for the third quarter and first three quarters of fiscal 2008, respectively, and 33% and 35% for the third quarter and first three quarters of fiscal 2007, respectively. During the third quarter of fiscal 2008, the Company adjusted its estimates of income taxes payable due to increased benefits from a domestic manufacturing deduction and lower foreign income taxes, resulting in a lower than normal effective tax rate. These impacts and tax benefits related to a change in the legal structure of the Company’s subsidiaries were the primary contributors to the decrease in the year-to-date effective tax rate from fiscal 2007. During the third quarter of fiscal 2007, the Company adjusted its estimated effective tax rate for the year due to increased tax credits and deductions. The effective tax rate for the third quarter of fiscal 2007 reflected the application of this lower estimated rate to year-to-date pre-tax earnings, thereby resulting in a lower than normal effective tax rate for the quarter.

Equity Method Investment Earnings

Equity method investment earnings were $45 million and $81 million for the third quarter and first three quarters of fiscal 2008, respectively. Equity method investment earnings were $10 million and $24 million for the third quarter and first three quarters of fiscal 2007, respectively. Increased equity method investment earnings were the result of significantly improved performance of a foreign potato processing venture and a grain export venture. During the second quarter of fiscal 2007, the Company completed the disposition of an equity method investment in the malt venture for proceeds of approximately $24 million, including notes and other receivables totaling approximately $7 million. This transaction resulted in a pre-tax gain of approximately $4 million, with a related tax benefit of $4 million in the first three quarters of fiscal 2007.

Discontinued Operations

The third quarter of fiscal 2008 included an after tax loss of $1 million from discontinued operations as compared to after tax income of $6 million in the same period of the prior fiscal year. The first three quarters of fiscal 2007 included after tax income of $76 million from discontinued operations, with no material income in the comparable period of fiscal 2008. The Company recognized an after-tax gain of approximately $6 million in the third quarter of fiscal 2007 due to a postretirement benefit curtailment associated with the divestiture of the packaged meats business. The first three quarters of fiscal 2007 included an after tax impairment charge of $12 million to reflect a decline in estimated proceeds for the packaged meats business and after tax gains of approximately $36 million, primarily related to the sale of the packaged cheese business and the dietary supplement business.

Earnings Per Share

The Company’s diluted earnings per share in the third quarter and first three quarters of fiscal 2008 were $0.63 and $1.48, respectively. The Company’s diluted earnings per share in the third quarter and first three quarters of fiscal 2007 were $0.38 (including $0.01 per diluted share of earnings from discontinued operations) and $1.12 (including $0.15 per diluted share of earnings from discontinued operations), respectively. See “Other Significant Items of Note – Items Impacting Comparability” above as several other significant items affect the comparability of year-over-year results of operations.

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

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

Commercial paper borrowings (usually less than 30 days maturity) are reflected in the Company’s consolidated balance sheets within notes payable. The Company has credit lines from banks that total approximately $2.3 billion. These lines are comprised of a $1.5 billion multi-year revolving credit facility with a syndicate of financial institutions which matures in December 2011, uncommitted short-term loan facilities approximating $354 million, and uncommitted trade finance facilities approximating $423 million. The multi-year facility is a back-up facility for the Company’s commercial paper program. Borrowings under the multi-year facility bear interest at or below prime rate and may be prepaid without penalty. These rates generally are approximately .10 to .15 percentage points higher than the interest rates for commercial paper. The Company has not drawn upon this multi-year facility. As of February 24, 2008, the Company had short-term notes payable of $418 million that was comprised primarily of commercial paper. The multi-year revolving credit facility requires the Company to repay borrowings if the Company’s consolidated funded debt exceeds 65% of the consolidated capital base, as defined, or if fixed charges coverage, as defined, is less than 1.75 to 1.0, as such terms are defined in applicable agreements. As of the end of the third quarter of fiscal 2008, the Company was in compliance with the credit agreements’ financial covenants.

As of the end of the third quarter of fiscal 2008 and 2007, the Company’s senior long-term debt ratings were all investment grade. A significant downgrade in the Company’s credit ratings would not affect the Company’s ability to borrow amounts under the revolving credit facilities, although borrowing costs would increase. A downgrade of the Company’s short-term credit ratings would impact the Company’s ability to borrow under its commercial paper program by causing increased borrowing costs and shorter durations and could result in possible access limitations.

During the second quarter of fiscal 2008, the Board of Directors authorized management to repurchase up to an additional $500 million of the Company’s common stock in the open market or through privately negotiated transactions. The Company plans to repurchase shares periodically depending on market conditions.

In December 2006, the Company completed an exchange of approximately $200 million principal amount of its 9.75% subordinated notes due 2021 and $300 million principal amount of its 6.75% senior notes due 2011 for approximately $500 million principal amount of 5.82% senior notes due 2017 and cash of approximately $90 million, in order to improve the Company’s debt maturity profile. The Company is amortizing the $90 million cash payment (the unamortized portion of which was reflected as a reduction of senior long-term debt in the Company’s consolidated balance sheet at February 24, 2008) over the life of the new notes within interest expense.

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

Cash Flows

During the first three quarters of fiscal 2008, the Company used $607 million of cash, which was the net impact of $215 million used in operating activities, $440 million used in investing activities, and $48 million provided by financing activities.

Cash used in operating activities of continuing operations totaled $212 million in the first three quarters of fiscal 2008, as compared to $156 million generated in the same period of the prior year. Improved income from continuing operations was offset by a significant use of cash for working capital in the first three quarters of fiscal 2008. The increased working capital was largely due to increased commodity inventories carried at market and other inventory balances and accounts receivable within the Trading and Merchandising, Food and Ingredients, and Consumer Foods segments. The higher inventory and receivables balances in the Trading and Merchandising and Food and Ingredients segments were largely due to higher commodity prices and input costs. The Company also held greater physical quantities of commodity inventories as of February 24, 2008 than at the end of fiscal 2007. Cash used in operating activities of discontinued operations was approximately $3 million in the first three quarters of fiscal 2008, as compared to $66 million of cash generated in the first three quarters of fiscal 2007.

Cash used in investing activities from continuing operations totaled $440 million in the first three quarters of fiscal 2008, versus cash generated from investing activities of $26 million in the same period of fiscal 2007. Investing activities of continuing operations in the first three quarters of fiscal 2008 consisted primarily of expenditures of $124 million related to the purchase of businesses and capital expenditures of $374 million, which included approximately $39 million of expenditures related to the Company’s purchase of certain warehouse facilities from its lessors (these warehouses were sold for proceeds of approximately $36 million to unrelated third parties immediately thereafter), offset by $23 million of proceeds from the sale of property, plant and equipment. Investing activities for the first three quarters of fiscal 2007 consisted primarily of proceeds of $117 million from the sale of notes receivable of Swift Foods, $175 million from the sale

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

of property, plant and equipment, including the sale of four aircraft, and $74 million from the sale of an oat milling business, a refrigerated pizza business, and an equity method investment. These amounts were partially offset by $346 million of capital expenditures, which included approximately $94 million of expenditures related to the Company’s purchase of certain warehouse facilities from its lessors (these warehouses were sold for proceeds of approximately $92 million to unrelated third parties immediately thereafter). The Company had no cash flows from investing activities of discontinued operations in the first three quarters of fiscal 2008. The Company generated $662 million of cash from investing activities of discontinued operations in the first three quarters of fiscal 2007, primarily from the disposition of the refrigerated meats and cheese businesses.

Cash provided by financing activities totaled $48 million in the first three quarters of fiscal 2008 versus cash used of $744 million in the first three quarters of fiscal 2007. During the first three quarters of fiscal 2008 and 2007, the Company paid dividends of $270 million and $277 million, respectively. In the first three quarters of fiscal 2008 and 2007, the Company repurchased $88 million and $400 million, respectively, of its common stock as part of its share repurchase program. During the first three quarters of fiscal 2008, the Company increased its short-term borrowings by $395 million, primarily reflecting the financing of significantly increased working capital.

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

Due to the consolidation of the variable interest entities, the Company reflected in its balance sheets:

	February 24, 2008	May 27, 2007	February 25, 2007
Property, plant and equipment, net	$52.6	$155.9	$157.6
Other assets	—	13.8	11.8
Current installments of long-term debt	3.3	6.1	7.8
Senior long-term debt, excluding current installments	51.7	144.1	143.8
Other accrued liabilities	0.6	0.6	0.6
Other noncurrent liabilities	—	21.9	20.2

The liabilities recognized as a result of consolidating these entities do not represent additional claims on the general assets of the Company. The creditors of these entities have claims only on the assets of the specific variable interest entities to which they have advanced credit.

Obligations and Commitments

As part of its ongoing operations, the Company enters into arrangements that obligate the Company to make future payments under contracts such as lease agreements, debt agreements, and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as “take-or-pay” contracts). The unconditional purchase obligation arrangements are entered into by the Company in its normal course of business in order to ensure adequate levels of sourced product are available to the Company. Of these items, debt and capital lease obligations, which totaled $3.5 billion and $70 million, respectively, as of February 24, 2008, were recognized as liabilities in the Company’s consolidated balance sheet. Operating lease obligations and unconditional

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

purchase obligations, which totaled $653 million as of February 24, 2008, in accordance with generally accepted accounting principles, were not recognized as liabilities in the Company’s consolidated balance sheet.

A summary of the Company’s contractual obligations as of February 24, 2008 was as follows:

	Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt	$3,450.8	$9.1	$514.6	$746.0	$2,181.1
Capital lease obligations	70.4	5.7	8.5	5.8	50.4
Operating lease obligations	508.0	83.0	145.1	102.2	177.7
Purchase obligations	144.8	44.1	69.6	30.2	0.9

Total	$4,174.0	$141.9	$737.8	$884.2	$2,410.1

The Company is also contractually obligated to pay interest on its long-term debt and capital lease obligations. The weighted average interest rate of the long-term debt obligations outstanding as of February 24, 2008 was approximately 7.2%.

The Company consolidates the assets and liabilities of certain entities from which it leases corporate aircraft. These entities have been determined to be variable interest entities and the Company has been determined to be the primary beneficiary of theses entities. The amounts reflected in contractual obligations of long-term debt, in the table above, include $55 million of liabilities of these variable interest entities to the creditors of such entities. The long-term debt recognized as a result of consolidating these entities does not represent additional claims on the general assets of the Company. The creditors of these entities have claims only on the assets of the specific variable interest entities. As of February 24, 2008, the Company was obligated to make rental payments of $69 million to the variable interest entities, of which $7 million is due in less than one year, $14 million is due in one to three years, and $48 million is due in three to five years. Such amounts are not reflected in the table, above.

As part of its ongoing operations, the Company also enters into arrangements that obligate the Company to make future cash payments only upon the occurrence of a future event (e.g., guarantees of debt or lease payments of a third party should the third party be unable to perform). The following commercial commitments are not recognized as liabilities in the Company’s consolidated balance sheet. A summary of the Company’s commitments, including commitments associated with equity method investments, as of February 24, 2008 was as follows:

	Amount of Commitment Expiration Per Period (in millions)
Other Commercial Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Guarantees	$33.9	$9.6	$8.2	$5.3	$10.8
Other commitments	1.0	1.0	—	—	—

Total	$34.9	$10.6	$8.2	$5.3	$10.8

The Company’s total commitments of $35 million include approximately $24 million in guarantees and other commitments the Company has made on behalf of the divested fresh beef and pork business.

In addition, as part of the fresh beef and pork transaction, the Company has guaranteed the performance of the divested fresh beef and pork business with respect to a hog purchase contract. The hog purchase contract requires the divested fresh beef and pork business to purchase a minimum of approximately 1.2 million hogs annually through 2014. The contract stipulates minimum price commitments, based in part on market prices and in certain circumstances also includes price adjustments based on certain inputs.

The Company is a party to various potato supply agreements. Under the terms of certain such potato supply agreements, the Company has guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At February 24, 2008, the amount of supplier loans effectively guaranteed by the Company was approximately $3 million. The Company has not established a liability for these guarantees, as the Company has determined that the likelihood of its required performance under the guarantees is remote.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

The obligations and commitments tables, above, do not include any reserves for income taxes under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (as amended), as the Company is unable to reasonably estimate the ultimate amount or timing of settlement of its reserves for income taxes. The liability for gross unrecognized tax benefits at February 24, 2008 was $125 million.

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

The following table represents the fair value and scheduled maturity dates of such contracts outstanding as of February 24, 2008:

	Fair Value of Contracts as of February 24, 2008
	Gross Asset		Gross Liability		Net Asset/(Liability)		Total Fair Value
($ in millions) Source of Fair Value	Maturity less than 1 year	Maturity 1-3 years	Maturity less than 1 year	Maturity 1-3 years	Maturity less than 1 year	Maturity 1-3 years
Prices actively quoted	$746.2	$17.4	$(699.2)	$(13.5)	$47.0	$3.9	$50.9
Prices provided by other external sources	91.4	0.1	(94.0)	—	(2.6)	0.1	(2.5)
Prices based on other valuation models	4.3	—	(4.3)	—	—	—	—

Total fair value	$841.9	$17.5	$(797.5)	$(13.5)	$44.4	$4.0	$48.4

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

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. The provisions of SFAS No. 141(R) are effective for the Company’s business combinations occurring on or after June 1, 2009.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without being required to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective as of the beginning of the Company’s fiscal 2009. Management does not expect the adoption of SFAS No. 159 to have any impact on the Company’s consolidated financial position or results of operations.

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

Related Party Transactions

Trading margins with affiliates (equity method investees) of $9.6 million and $17.5 million for the third quarter and first three quarters of fiscal 2008, respectively, are included in net sales. Trading margins with affiliates of $4.1 million and $3.6 million for the third quarter and first three quarters of fiscal 2007, respectively, are included in net sales. The Company received management fees from affiliates of $4.0 million and $11.9 million in the third quarter and first three quarters of fiscal 2008, respectively. The Company received management fees from affiliates of $3.4 million and $10.5 million in the third quarter and first three quarters of fiscal 2007, respectively. Accounts receivable from affiliates totaled $12.2 million, $2.5 million, and $4.8 million at February 24, 2008, May 27, 2007, and February 25, 2007, respectively. Accounts payable to affiliates totaled $14.2 million, $13.5 million, and $13.1 million at February 24, 2008, May 27, 2007, and February 25, 2007, respectively.

During the first quarter of fiscal 2007, the Company sold an aircraft for proceeds of approximately $8.1 million to a company on whose board of directors one of the Company’s directors sits. The Company recognized a gain of approximately $3.0 million on the transaction.

The Company leases various buildings that are beneficially owned by Opus Corporation or entities related to Opus Corporation (the “Opus Entities”). The Opus Entities are affiliates or part of a large, national real estate development company. A former member of the Company’s Board of Directors, who left the board in the second quarter of fiscal 2008, is a beneficial owner, officer, and chairman of Opus Corporation and a director or officer of the related entities. The agreements relate to the leasing of land, buildings, and equipment for the Company in Omaha, Nebraska. The Company occupies the buildings pursuant to long-term leases with Opus Corporation and other investors, and the leases contain various termination rights and purchase options. The Company made rental payments of $3.3 million and $10.2 million in the third quarter and first three quarters of fiscal 2008, respectively, and $3.6 million and $10.8 million in the third quarter and first three quarters of fiscal 2007, respectively, to the Opus Entities. The Company has also contracted with Opus Entities for construction and property management services. The Company made payments of $0.5 million and $2.4 million to the Opus Entities for these services for the third quarter and first three quarters of fiscal 2007, respectively, and $0.3 million and $1.1 million for the third quarter and first three quarters of fiscal 2008, respectively.

From time to time, one of the Company’s business units has engaged an environmental and agricultural engineering services firm. The firm is a subsidiary of an entity whose chief executive officer serves on the Company’s Board of Directors. Payments to this firm for environmental and agricultural engineering services performed totaled $0.1 million and $0.3 million in the third quarter and first three quarters of fiscal 2008, respectively. Payments to this firm for environmental and agricultural engineering services performed totaled $0.1 million and $0.3 million in the third quarter and first three quarters of fiscal 2007, respectively.

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

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

Other than the changes noted below, there have been no material changes in the Company’s market risk during the thirteen weeks ended February 24, 2008. For additional information, refer to the “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of the Company’s annual report on Form 10-K for the fiscal year ended May 27, 2007.

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

Based on the Company’s net derivative positions at the end of the first, second, and third quarters of fiscal 2008, the maximum potential loss of fair value resulting from a hypothetical change of 10% in market prices was as follows:

(in millions)
Processing
Grains/Foods	$13
Meats	—
Energy	16
Packaging	1
Trading
Grains/Foods	$97
Meats	11
Energy	19

Foreign Currency Risk

In order to reduce exposures related to changes in foreign currency exchange rates, the Company may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of its operations and trading activities. This activity primarily relates to economically hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign denominated assets and liabilities.

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

Based on the Company’s net foreign currency derivative positions at February 24, 2008, the maximum potential loss of fair value resulting from a hypothetical change of 10% in market prices was $22 million for processing activities and $5 million for trading activities.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of February 24, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.

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

The following table presents the total number of shares purchased during the third quarter of fiscal 2008, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Programs (1)
November 26 through December 23, 2007	—	—	—	$500,011,000
December 24, 2007 through January 20, 2008	—	—	—	$500,011,000
January 21 through February 24, 2008	—	—	—	$500,011,000

Total Fiscal 2008 Third Quarter Activity	—	—	—	$500,011,000

(1)	Pursuant to publicly announced share repurchase programs, since December 2003, the Company has repurchased 58.4 million shares at a cost of $1.5 billion. The program has no expiration date.

The Company intends to repurchase shares periodically depending on market conditions.

ConAgra Foods, Inc. and Subsidiaries

Part II - Other Information

ITEM 6.	EXHIBITS

Exhibits
3.2	Amended and Restated By-Laws of ConAgra Foods, Inc., as amended (November 2007), incorporated herein by reference to Exhibit 3.1 of ConAgra Foods’ current report on Form 8-K dated November 29, 2007

12	Statement regarding computation of ratio of earnings to fixed charges

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificates

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

Dated this 3rd day of April, 2008.

EXHIBIT	DESCRIPTION	PAGE

12	Statement regarding computation of ratio of earnings to fixed charges.	49

31.1	Section 302 Certificate of Chief Executive Officer	50

31.2	Section 302 Certificate of Chief Financial Officer	51

32.1	Section 906 Certificates	52