Form 10-K
period 2008-05-25
CONAGRA FOODS INC /DE/
filed 2008-07-23
CIK 23217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 25, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 1-7275

CONAGRA FOODS, INC.

(Exact name of registrant as specified in its charter)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒                                                                           Accelerated filer  ☐

Non-accelerated filer  ☐ (Do not check if a smaller reporting company) Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock of ConAgra Foods, Inc. held by non-affiliates on November 25, 2007 was approximately $11,609,779,175 based upon the closing sale price on the New York Stock Exchange on such date.

At June 22, 2008, 484,827,775 common shares were outstanding.

Documents incorporated by reference are listed on page 1.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement filed for Registrant’s 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”) are incorporated into Part III.

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

The Company currently has the following strategies:

•

Implementing price increases in order to offset significant increases in input costs. The Company is continuing to monitor the challenging input cost environment and plans to implement additional pricing actions designed to offset these effects.

•	Increased and more focused marketing and innovation investments.

•	Sales growth initiatives focused on penetrating the fastest growing channels, achieving better return on customer trade arrangements, and aligning with customers to respond to consumer insights.

•	Reducing costs throughout the supply chain and the general and administrative functions.

•	Consistently meeting high order fulfillment levels and customer service requirements.

On March 27, 2008, the Company entered into an agreement with affiliates of Ospraie Special Opportunities Fund (the “Ospraie Investors”) to sell its commodity trading and merchandising operations conducted by ConAgra Trade Group and reported principally as the Trading and Merchandising segment. The operations include the domestic and international grain merchandising, fertilizer distribution, agricultural and energy commodities trading and services, and grain, animal and oil seed byproducts merchandising and distribution business. In June 2008, subsequent to the Company’s fiscal 2008 year end, the sale of the trading and merchandising operations was completed. Accordingly, the Company reflects the results of these operations as discontinued operations for all periods presented. The assets and liabilities of the divested trading and merchandising operations are classified as assets and liabilities held for sale within the Company’s consolidated balance sheets for all periods.

During the fourth quarter of fiscal 2008, the Company completed its divestiture of the Knott’s Berry Farm® (“Knott’s”) jams and jellies brand and operations for proceeds of approximately $55 million, resulting in no significant gain or loss. The Company reflects the results of these operations as discontinued operations for all periods presented. The assets and liabilities of the divested Knott’s business have been reclassified as assets and liabilities held for sale within the Company’s consolidated balance sheets for all periods prior to divestiture.

During fiscal 2007, the Company completed the divestitures of its packaged meats business, packaged cheese business, oat milling business, and the refrigerated pizza business.

Since February 2006, the Company has been implementing the fiscal 2006-2008 restructuring plan, which was substantially complete at the end of fiscal 2008. In fiscal 2008, the Company implemented a plan designed to improve the efficiency of the Company’s Consumer Foods and related functional organizations and to streamline the Company’s international operations. The forecasted cost of the two plans, updated through May 25, 2008, is $276 million. The Company has incurred total charges of $259 million in implementing these plans since the inception of the fiscal 2006-2008 restructuring plan. The categories of events leading to costs have included reducing headcount, closing facilities, and writing-down assets.

b) Financial Information about Reporting Segments

The contributions of each reporting segment to net sales, operating profit, and the identifiable assets are set forth in Note 20 “Business Segments and Related Information” to the consolidated financial statements.

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

Major brands include Angela Mia®, ACT II®, Banquet®, Blue Bonnet®, Chef Boyardee®, DAVID®, Egg Beaters®, Healthy Choice®, Hebrew National®, Hunt’s®, Kid Cuisine®, LaChoy®, Libby’s®, Manwich®, Marie Callender’s®, Orville Redenbacher’s®, PAM®, Parkay®, Rosarita®, Slim Jim®, Reddi-Wip®, The Max®, Ro*Tel®, Snack Pack®, Swiss Miss®, VanCamp®, and Wesson®.

Food and Ingredients

The Food and Ingredients reporting segment includes commercially branded foods and ingredients, which are sold principally to foodservice, food manufacturing, and industrial customers. The segment’s primary products include specialty potato products, milled grain ingredients, dehydrated vegetables and seasonings, blends, and flavors which are sold under brands such as ConAgra Mills®, Lamb Weston®, Gilroy Foods®, and Spicetec® to food processors.

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

Unconsolidated Equity Investments

The Company has a number of unconsolidated equity investments. Significant affiliates produce and market potato products for retail and foodservice customers.

Acquisitions

During the first quarter of fiscal 2008, the Company acquired Alexia Foods, Inc. (“Alexia Foods”) a privately held natural food company, headquartered in Long Island City, New York. Alexia Foods offers premium natural and organic food items including potato products, appetizers, and artisan breads.

During the second quarter of fiscal 2008, the Company acquired Lincoln Snacks Holding Company, Inc. (“Lincoln Snacks”), a privately held company located in Lincoln, Nebraska. Lincoln Snacks offers a variety of snack food brands and private label products.

Also during the second quarter of fiscal 2008, the Company acquired manufacturing assets of Twin City Foods, Inc. (“Twin City Foods”), a potato processing business.

During the fourth quarter of fiscal 2008, the Company acquired Watts Brothers, a privately held group which owns and operates agricultural and farming businesses.

Discontinued Operations

On March 27, 2008, the Company entered into an agreement with affiliates of Ospraie Special Opportunities Fund (the “Ospraie Investors”) to sell its commodity trading and merchandising operations conducted by ConAgra Trade Group and reported as the ConAgra Foods Trading and Merchandising segment. The operations include the domestic and international grain merchandising, fertilizer distribution, agricultural and energy commodities trading and services, and grain, animal and oil seed byproducts merchandising and distribution business. In June 2008, subsequent to the Company’s fiscal 2008 year end, the Trading and Merchandising operations were divested. Accordingly, the Company reflects the results of these operations as discontinued operations for all periods presented. The assets and liabilities of the divested trading and merchandising operations are classified as assets and liabilities held for sale within the Company’s consolidated balance sheets for all periods.

During the fourth quarter of fiscal 2008, the Company completed its divestiture of the Knott’s Berry Farm® (“Knott’s”) operations. The Company reflects the results of these operations as discontinued operations for all periods presented. The assets and liabilities of the divested Knott’s business are classified as assets and liabilities held for sale within the Company’s consolidated balance sheets for all periods prior to divestiture.

During fiscal 2006, the Company announced that it would divest substantially all of its packaged meats and cheese operations. The Company finalized the dispositions of these businesses during the first half of fiscal 2007. The Company reflects the results of these businesses as discontinued operations for all periods presented.

During fiscal 2006, the Company initiated a plan to dispose of a refrigerated pizza business with annual revenues of less than $70 million. The Company disposed of this business during the second quarter of fiscal 2007. Due to the Company’s expected significant continuing cash flows associated with this business, the Company continues to include the results of operations of this business in continuing operations.

During the first quarter of fiscal 2007, the Company completed the divestiture of its nutritional supplement business. The Company reflected the gain within discontinued operations.

During fiscal 2006, the Company completed its divestiture of its Cook’s Ham business and the divestiture of its seafood operations. Accordingly, the Company reflects the results of these businesses as discontinued operations for all periods presented.

General

The following comments pertain to each of the Company’s reporting segments.

ConAgra Foods is a food company that operates principally in many sectors of the food industry, with a significant focus on the sale of branded and value-added consumer products. ConAgra Foods uses many different raw materials, the bulk of which are commodities. The prices paid for raw materials used in the products of ConAgra Foods generally reflect factors such as weather, commodity market fluctuations, currency fluctuations, tariffs, and the effects of governmental agricultural programs. Although the prices of raw materials can be expected to fluctuate as a result of these factors, the Company believes such raw materials to be in adequate supply and generally available from numerous sources. The Company has faced increased costs for many of its significant raw materials, packaging, and energy inputs. The Company seeks to mitigate the higher input costs through productivity and pricing initiatives, and through the use of derivative instruments used to economically hedge a portion of forecasted future consumption. The Company expects to take further price increases during fiscal 2009.

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

Quality control processes at principal manufacturing locations emphasize applied research and technical services directed at product improvement and quality control. In addition, the Company conducts research activities related to the development of new products. Research and development expense was $69 million, $68 million, and $54 million in fiscal 2008, 2007, and 2006, respectively.

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

The Company’s trademarks are of material importance to its business and are protected by registration or other means in the United States and most other markets where the related products are sold. Some of the Company’s products are sold under brands that have been licensed from others. The Company also actively develops and maintains a portfolio of patents, although no single patent is considered material to the business as a whole. The Company has proprietary trade secrets, technology, know-how, processes, and other intellectual property rights that are not registered.

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

The Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 15%, 15%, and 13% of consolidated net sales for fiscal 2008, 2007, and 2006, respectively, primarily in the Consumer Foods segment.

At May 25, 2008, ConAgra Foods and its subsidiaries had approximately 25,000 employees, primarily in the United States. Approximately 52% of the Company’s employees are parties to collective bargaining agreements, of which, approximately 34% are parties to collective bargaining agreements that are scheduled to expire during fiscal 2009.

d) Foreign Operations

Foreign operations information is set forth in Note 20 “Business Segments and Related Information” to the consolidated financial statements.

e) Available Information

The Company makes available, free of charge through the “Investors” link on its Internet web site at http://www.conagrafoods.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The Company submitted the annual Chief Executive Officer certification to the NYSE for its 2007 fiscal year as required by Section 303A.12(a) of the NYSE Corporate Governance rules.

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

Continuing increases in commodity costs may have a negative impact on profits.

The Company uses many different commodities such as wheat, corn, oats, soybeans, beef, pork, poultry, and energy. Commodities are subject to price volatility caused by commodity market fluctuations, supply and demand, currency fluctuations, and changes in governmental agricultural programs. Commodity price increases will result in increases in raw material costs and operating costs. The Company may not be able to increase its product prices and achieve cost savings that fully offset these increased costs; and increasing prices may result in reduced sales volume and profitability. The Company has experience in hedging against commodity price increases; however, these practices and experience reduce but do not eliminate the risk of negative profit impacts from commodity price increases.

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

The sophistication and buying power of the Company’s customers could have a negative impact on profits.

Many of the Company’s customers, such as supermarkets, warehouse clubs, and food distributors, have consolidated in recent years and consolidation is expected to continue. These consolidations and the growth of supercenters have produced large, sophisticated customers with increased buying power and negotiating strength who are more capable of resisting price increases and operating with reduced inventories. These customers may also in the future use more of their shelf space, currently used for Company products, for their private label products. The Company is implementing initiatives to counteract these pressures. However, if the larger size of these customers results in additional negotiating strength and/or increased private label competition, the Company’s profitability could decline.

The Company must identify changing consumer preferences and develop and offer food products to meet their preferences.

Consumer preferences evolve over time and the success of the Company’s food products depends on the Company’s ability to identify the tastes and dietary habits of consumers and to offer products that appeal to their preferences. Introduction of new products and product extensions requires significant development and marketing investment. If the Company’s products fail to meet consumer preference, then the return on that investment will be less than anticipated and the Company’s strategy to grow sales and profits with investments in marketing and innovation will be less successful.

If the Company does not achieve the appropriate cost structure in the highly competitive food industry, its profitability could decrease.

The Company’s success depends in part on its ability to achieve the appropriate cost structure and be efficient in the highly competitive food industry, particularly in light of rising input costs. The Company is currently implementing profit-enhancing initiatives that impact its supply chain and general and administrative functions. These initiatives are focused on cost savings opportunities in procurement, manufacturing, logistics, and customer service, as well as general and administrative overhead levels. If the Company does not continue to manage costs and achieve additional efficiencies, its competitiveness and its profitability could decrease.

The Company may be subject to product liability claims and product recalls, which could negatively impact its profitability.

The Company sells food products for human consumption, which involves risks such as product contamination or spoilage, product tampering, and other adulteration of food products. The Company may be subject to liability if the consumption of any of its products causes injury, illness, or death. In addition, the Company will voluntarily recall products in the event of contamination or damage. In the past, the Company has issued recalls and has from time to time been and currently is involved in lawsuits relating to its food products. A significant product liability judgment or a widespread product recall may negatively impact the Company’s sales and profitability for a period of time depending on product availability, competitive reaction, and consumer attitudes. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that Company products caused illness or injury could adversely affect the Company’s reputation with existing and potential customers and its corporate and brand image.

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

Each year the Company engages in several billion dollars of transactions with its customers and vendors. Because the amount of dollars involved is so significant, the Company’s information technology resources must provide connections among its marketing, sales, manufacturing, logistics, customer service, and accounting functions. If the Company does not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure and to maintain the related computerized and manual control processes, it could be subject to billing and collection errors, business disruptions, or damage resulting from security breaches. The Company is currently implementing new financial and operational information technology systems. Some systems were placed into production during fiscal 2008. Additional changes and enhancements will be placed into production at various times in fiscal 2009 and 2010. If future implementation problems are encountered, the Company’s results of operations could be negatively impacted.

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

The Company owns most of the manufacturing facilities. However, a limited number of plants and parcels of land with the related manufacturing equipment are leased. Substantially all of ConAgra Foods’ transportation equipment and forward-positioned distribution centers and most of the storage facilities containing finished goods are leased or operated by third parties.

Information about the properties supporting each business segment follows.

CONSUMER FOODS REPORTING SEGMENT

General offices in Omaha, Nebraska, Edina, Minnesota, and Naperville, Illinois.

Forty-two domestic manufacturing facilities in Arkansas, California, Georgia, Illinois, Indiana, Iowa, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, North Carolina, Ohio, Oregon, Pennsylvania, Tennessee, Texas, and Wisconsin; one manufacturing facility in Arroyo Dulce, Argentina.

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

INTERNATIONAL FOODS REPORTING SEGMENT

General offices in Miami, Florida, Toronto, Canada, Mexico City, Mexico, San Juan, Puerto Rico, Shanghai, China, Panama City, Panama, and Bogota, Columbia.

Four international manufacturing facilities in Canada and Mexico (one 50% owned).

DISCONTINUED TRADING AND MERCHANDISING OPERATIONS (DIVESTED JUNE 2008)

Domestic general, merchandising, and administrative offices in Omaha, Nebraska, Tulsa, Oklahoma, Miami, Florida, and Savannah, Georgia. International general and merchandising offices in Canada, Mexico, Italy, Brazil, the United Kingdom, Hong Kong, and Australia.

Sixty-eight domestic production facilities and sixty-one domestic storage facilities (including one 45% owned facility) in California, Colorado, Delaware, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, New Mexico, New York, North Carolina, North Dakota, Ohio, Oklahoma, Tennessee, Texas, Virginia, Washington, and Wisconsin.

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

The environmental proceedings include litigation and administrative proceedings involving Beatrice’s status as a potentially responsible party at 36 Superfund, proposed Superfund, or state-equivalent sites; these sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. Beatrice has paid or is in the process of paying its liability share at 34 of these sites. Reserves for these matters have been established based on the Company’s best estimate of its undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The reserves for Beatrice environmental matters totaled $93.6 million as of May 25, 2008, a majority of which relates to the Superfund and state equivalent sites referenced above. Expenditures for these matters are expected to continue for a period of up to 20 years.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT AS OF JULY 23, 2008

Name	Title & Capacity	Age	Year First Appointed an Executive Officer
Gary M. Rodkin	President and Chief Executive Officer	56	2005
Robert F. Sharpe, Jr.	Executive Vice President, External Affairs and President, Commercial Foods	56	2005
Andre J. Hawaux	Executive Vice President, Chief Financial Officer	47	2006
Peter M. Perez	Executive Vice President, Human Resources	54	2007
John F. Gehring	Senior Vice President, Corporate Controller	47	2004
Scott E. Messel	Senior Vice President, Treasurer and Assistant Corporate Secretary	49	2001
Colleen R. Batcheler	Senior Vice President, General Counsel and Corporate Secretary	34	2008

The foregoing executive officers have held the specified positions with ConAgra Foods for the past five years, except as follows:

Gary M. Rodkin joined ConAgra Foods as Chief Executive Officer in October 2005. Prior to joining the Company, he was Chairman and Chief Executive Officer of PepsiCo Beverages and Foods North America (a division of PepsiCo, Inc., a global snacks and beverages company) from February 2003 to June 2005. He was named President and Chief Executive Officer of PepsiCo Beverages and Foods North America in 2002. Prior to that, he was President and Chief Executive Officer of Pepsi-Cola North America from 1999 to 2002, and President of Tropicana North America from 1995 to 1998.

Robert F. Sharpe, Jr. has served ConAgra Foods as Executive Vice President, External Affairs and President, Commercial Foods since June 2008. Previously, he served ConAgra Foods as Executive Vice President, Legal and Regulatory Affairs from November 2005 to December 2005 and Executive Vice President, Legal and External Affairs from December 2005 to May 2008. He also served as Corporate Secretary from May 2006 until September 2006. From 2002 until joining ConAgra Foods, he was a partner at the Brunswick Group LLC (an international financial public relations firm).

Andre J. Hawaux joined ConAgra Foods in November 2006 as Executive Vice President, Chief Financial Officer. Prior to joining ConAgra Foods, Mr. Hawaux served as Senior Vice President, Worldwide Strategy & Corporate Development, PepsiAmericas, Inc. (a manufacturer and distributor of a broad portfolio of beverage products) from May 2005. Previously, from 2000 until May 2005, Mr. Hawaux served as Vice President and Chief Financial Officer for Pepsi-Cola North America (a division of PepsiCo, Inc.).

Peter M. Perez has served ConAgra Foods as Executive Vice President, Human Resources since June 2007. He joined ConAgra Foods as Senior Vice President, Human Resources in December 2003. Prior to joining ConAgra Foods, he was Senior Vice President, Human Resources of Pepsi Cola General Bottlers from 1995 to 2000, Chief Human Resources Officer for Alliant Foodservice (a wholesale food distributor) in 2001 and Senior Vice President, Human Resources of W.W. Grainger (a supplier of facilities maintenance and other products) from 2001 to 2003.

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

Colleen R. Batcheler joined ConAgra Foods in June 2006 as Vice President, Chief Securities Counsel and Assistant Corporate Secretary. In September 2006, she was appointed Corporate Secretary. In February 2008, she was named to her current position. From 2003 until joining ConAgra Foods, Ms. Batcheler was Vice President and Corporate Secretary of Albertson’s, Inc. (a retail food and drug chain).

OTHER SENIOR OFFICERS OF THE REGISTRANT AS OF JULY 23, 2008

Name	Title & Capacity	Age
Albert D. Bolles	Executive Vice President, Research, Quality & Innovation	50
Douglas A. Knudsen	President, ConAgra Foods Sales	53
Gregory L. Smith	Executive Vice President, Supply Chain	44
Joan K. Chow	Executive Vice President, Chief Marketing Officer	48
J. Mark Warner	Vice President, Internal Audit	42

Albert Bolles joined ConAgra Foods in March 2006 as Executive Vice President, Research & Development, and Quality. He was named to his current position in June 2007. Prior to joining the Company, he was Senior Vice President, Worldwide Research and Development for PepsiCo Beverages and Foods from 2002 to 2006. From 1993 to 2002, he was Senior Vice President, Global Technology and Quality for Tropicana Products Incorporated.

Douglas A. Knudsen joined ConAgra Foods in 1977. He was named to his current position in May 2006. He previously served the Company as President, Retail Sales Development from 2003 to 2006, President, Retail Sales from 2001 to 2003, and President, Grocery Product Sales from 1995 to 2001.

Gregory Smith joined ConAgra Foods in August 2001 as Vice President, Manufacturing. He previously served the Company as President, Grocery Foods Group, Executive Vice President, Operations, Grocery Foods Group, and Senior Vice President, Supply Chain. He was named to his current position in December 2007. Prior to joining ConAgra Foods, he served as Vice President, Supply Chain for United Signature Foods from 1999 to 2001 and Vice President for VDK Frozen Foods from 1996 to 1999. Before that, he was with The Quaker Oats Company for eleven years in various operations, supply chain, and marketing positions.

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

ConAgra Foods common stock is listed on the New York Stock Exchange where it trades under the ticker symbol: CAG. At June 27, 2008, there were approximately 26,600 shareholders of record.

Quarterly sales price and dividend information is set forth in Note 21 “Quarterly Financial Data (Unaudited)” to the consolidated financial statements and incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents the total number of shares purchased during the fourth quarter of fiscal 2008, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Program (1)
February 25 through March 23, 2008	—	—	—	$500,011,000
March 24 through April 20, 2008	4,084,322	$24.47	4,084,322	$400,062,000
April 21 through May 25, 2008	—	—	—	$400,062,000

Total Fiscal 2008 Fourth Quarter	4,084,322	$24.47	4,084,322	$400,062,000

(1)

Pursuant to publicly announced share repurchase programs from December 2003, the Company has repurchased approximately 62.5 million shares at a cost of $1.6 billion through May 25, 2008. The current program has no expiration date. Subsequent to fiscal 2008, the Company’s authorization was increased an additional $500 million. The Company initiated an accelerated share repurchase program during the first quarter of fiscal 2009 under which it will exhaust its current share repurchase authorization through the expenditure of up to $900 million to repurchase its common stock.

ITEM 6.	SELECTED FINANCIAL DATA

FOR THE FISCAL YEARS ENDED MAY	2008	2007	2006	2005	2004
Dollars in millions, except per share amounts
Net sales (1)	$11,605.7	$10,531.7	$10,251.4	$10,114.5	$9,842.0
Income from continuing operations before cumulative effect of changes in accounting (1)	$518.7	$482.3	$463.6	$411.5	$436.9
Net income	$930.6	$764.6	$533.8	$641.5	$811.3
Basic earnings per share:
Income from continuing operations before cumulative effect of changes in accounting (1)	$1.06	$0.96	$0.89	$0.80	$0.83
Net income	$1.91	$1.52	$1.03	$1.24	$1.54
Diluted earnings per share:
Income from continuing operations before cumulative effect of changes in accounting (1)	$1.06	$0.95	$0.89	$0.79	$0.82
Net income	$1.90	$1.51	$1.03	$1.23	$1.53
Cash dividends declared per share of common stock	$0.7500	$0.7200	$0.9975	$1.0775	$1.0275

At Year-End
Total assets	$13,682.5	$11,835.5	$11,970.4	$13,042.8	$14,310.5
Senior long-term debt (noncurrent) (2)	$3,186.9	$3,218.6	$2,753.3	$3,947.5	$4,878.4
Subordinated long-term debt (noncurrent)	$200.0	$200.0	$400.0	$400.0	$402.3

(1)

Amounts exclude the impact of discontinued operations of the trading and merchandising business, the former Agricultural Products segment, the chicken business, the feed businesses in Spain, the poultry business in Portugal, the specialty meats foodservice business, the packaged meats and cheese businesses, the seafood business, the Knott’s Berry Farm® business, and the Cook’s Ham business.

(2)

2004 amounts reflect the adoption of FIN 46R, Consolidation of Variable Interest Entities, which resulted in increasing long-term debt by $419 million, increasing other noncurrent liabilities by $25 million, increasing property, plant and equipment by $221 million, increasing other assets by $46 million, and decreasing preferred securities of subsidiary company by $175 million. In September 2007, the Company ceased to be the primary beneficiary of the entities from which it leases office buildings and, accordingly, the Company discontinued the consolidation of the assets and liabilities of these entities, which resulted in decreasing property, plant and equipment by $91 million, decreasing other assets by $13 million, decreasing long-term debt by $80 million, and decreasing other noncurrent liabilities by $22 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a summary of significant factors relevant to the Company’s financial performance and condition. The discussion should be read together with the Company’s financial statements and related notes in Item 8, Financial Statements and Supplementary Data. Results for the fiscal year ended May 25, 2008 are not necessarily indicative of results that may be attained in the future.

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

Fiscal 2008 diluted earnings per share were $1.90, including $1.06 per diluted share of income from continuing operations and income of $0.84 per diluted share from discontinued operations. Fiscal 2007 diluted earnings per share were $1.51, including income from continuing operations of $0.95 per diluted share and income from discontinued operations of $0.56 per diluted share. Several items affect the comparability of results of continuing operations, as discussed in “Other Significant Items of Note–Items Impacting Comparability,” below.

Operating Initiatives

ConAgra Foods is implementing operational improvement initiatives that are intended to generate profitable sales growth, improve profit margins, and expand returns on capital over time.

Recent developments in the Company’s strategies and action plans include:

•

Pricing initiatives: The Company has faced significant increases in input costs during fiscal 2008 and expects this trend to continue into fiscal 2009. The Company implemented price increases across a significant portion of its Consumer Foods portfolio in the latter portion of fiscal 2008. The Company is continuing to monitor the challenging input cost environment and plans to implement additional pricing actions designed to offset these effects.

•

Innovation: The Company’s recent innovation investments in its Consumer Foods operations resulted in the development of a variety of new products. Healthy Choice® Café Steamers, Healthy Choice® Panini, new flavors of Healthy Choice® Soups, Hunt’s® Fire Roasted Diced Tomatoes, Orville Redenbacher’s® Smart Pop! Low Sodium, Orville Redenbacher’s® Natural, Chef Boyardee® Mac & Cheese, PAM® Professional, and Fleischmann’s® and Parkay® Soft Spreads were introduced to the market during fiscal 2008. In addition, the Company’s Food and Ingredients businesses, principally Lamb Weston, ConAgra Mills, and Gilroy Foods and Flavors, continue to invest in a variety of new foodservice products and ingredients for foodservice, food manufacturing, and industrial customers. These new products contributed to unit volume and sales growth in fiscal 2008. Together with additional new products planned for fiscal 2009 and beyond, these products are expected to contribute to additional sales growth and market expansion in the future.

•

Sales growth initiatives: The Company is continuing to implement sales improvement initiatives focused on penetrating the fastest growing channels, better return on customer trade arrangements, and optimal shelf placement for the Company’s most profitable products. These, along with the marketing initiatives, are intended to generate profitable sales growth.

•	Reducing costs throughout the supply chain and the general and administrative functions:

•	The Company began an intense focus on cost reduction initiatives in February 2006, when it initiated the fiscal 2006-2008 restructuring plan (the “2006-2008 restructuring plan”).

Substantially completed during fiscal 2008, the 2006-2008 restructuring plan focused on streamlining the supply chain and reducing selling, general and administrative costs. During fiscal 2008, the Company identified additional opportunities to create a more efficient organization, particularly in its Consumer Foods operations and related functional organizations and its International Foods operation (the “2008-2009 restructuring plan”). The combined cost of these plans, updated through May 25, 2008, is forecasted at $276 million. The Company has incurred total charges under these plans, since inception through May 25, 2008, of an aggregate of $259 million. Together, these plans were approved with the expectation they would result in significant cost savings. The fiscal 2008-2009 restructuring plan is expected to generate new annual savings of $40 million in future years.

References to the Company’s restructuring plans (“the plans”) refer to both the 2006-2008 restructuring plan and the 2008-2009 restructuring plan, unless otherwise noted.

•

In addition to restructuring activities, the Company has ongoing initiatives, principally focused on supply chain activities- manufacturing, logistics, and procurement functions, which have resulted in significant cost savings in recent periods.

•

Portfolio changes: In recent years, the Company divested operations that limited its ability to achieve efficiency targets and focus resources on core food businesses. The divestiture of these operations has helped to simplify the Company’s operations and is expected to enhance efficiency initiatives and allow greater investment in core food businesses going forward.

Discontinued Operations. The results of operations for the trading and merchandising operations, principally comprising the Trading and Merchandising reporting segment, which were divested in June 2008 (subsequent to the Company’s fiscal 2008 year end), the Knott’s Berry Farm® jelly and jam operations, which were divested in May 2008, and the packaged meats and packaged cheese businesses, which were divested in fiscal 2007, are reflected in discontinued operations for all periods presented.

Capital Allocation

During fiscal 2008, the Company funded the following:

•	capital expenditures of approximately $451 million;

•	dividend payments of approximately $362 million;

•	the repurchase of approximately $188 million (approximately 7.5 million shares) of common stock;

•

the acquisition of Watts Brothers, a privately held group of vegetable processing and agricultural operations, for approximately $132 million in cash plus assumed liabilities of approximately $101 million, including debt of approximately $84 million. Immediately following the close of the transaction, the Company retired approximately $64 million of the debt;

•

the acquisition of Alexia Foods, a privately held natural food company for approximately $50 million in cash plus assumed liabilities. Alexia Foods offers premium natural and organic food items including potato products, appetizers, and artisan breads;

•	the acquisition of Lincoln Snacks, a privately held company offering a variety of snack food brands and private label products, for approximately $50 million in cash plus assumed liabilities; and

•	the acquisition of assets of Twin City Foods, a potato processing business, for approximately $23 million in cash.

The Company has repurchased its shares from time to time based on market conditions. The Company began fiscal 2008 with an authorization to purchase up to $88 million of its common stock in the open market or through privately negotiated transactions. During fiscal 2008, the Board of Directors authorized management to repurchase up to an additional $500 million of the Company’s common stock. Subsequent to fiscal 2008, the Company’s authorization was increased an additional $500 million. The Company initiated an accelerated share repurchase program during the first quarter of fiscal 2009 under which it will exhaust its current share repurchase authorization through the expenditure of up to $900 million to repurchase its common stock.

During the second quarter of fiscal 2008, the Board of Directors increased the rate of regular, quarterly dividends on the Company’s common stock to $0.19 per common share.

On June 23, 2008, the Company completed the sale of its trading and merchandising operations, principally comprising its Trading and Merchandising reporting segment. Proceeds were comprised of (1) approximately $2.2 billion of cash, net of transaction costs (including incentive compensation amounts due to ConAgra Trade Group employees), (2) paid-in-kind debt securities issued by the purchaser with aggregate principal amount of $550 million to be recorded at fair market value of $483 million, (3) a short-term receivable of $37 million due from the purchaser, and (4) a warrant to purchase approximately 5% of the equity of the purchaser, to be recorded at estimated fair market value of $2 million. The Company expects to use the cash proceeds to complete the share repurchase discussed above and to significantly reduce its commercial paper balances.

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

The Company has faced increased costs for many of its significant raw materials, packaging, and energy inputs. The Company seeks to mitigate the higher input costs through pricing and productivity initiatives, and through the use of derivative instruments used to economically hedge a portion of forecasted future consumption. The Company expects to take further price increases during fiscal 2009. The Company is also focusing on selling, general and administrative cost initiatives, as evidenced by the initiation of the Company’s restructuring plans. However, the Company expects higher input costs to continue into fiscal 2009. If the benefits from pricing actions, supply chain productivity improvements, economic hedges, and selling, general and administrative cost reduction initiatives are insufficient to cover these expected higher input costs, results of operations, particularly Consumer Foods operating profit, may continue to be negatively impacted.

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

Other Significant Items of Note—Items Impacting Comparability

The Company faced two significant product recalls during fiscal 2007 and 2008 that impact comparability of results. In the third quarter of fiscal 2007, the Company initiated the recall of all varieties of peanut butter manufactured at its Sylvester, Georgia plant. Product reintroduction began in August 2007. In the second quarter of fiscal 2008, the Company voluntarily recalled all of its Banquet and private label pot pies. Product reintroduction began in December 2007.

Items of note impacting comparability for fiscal 2008 included the following:

Reported within Continuing Operations

•	charges totaling $45 million ($28 million after tax) related to product recalls,

•	charges totaling $26 million ($16 million after tax) under the Company’s restructuring plans, and

•	net tax benefits of approximately $19 million related to changes in the Company’s legal entity structure, favorable settlements, and changes in estimates.

Items of note impacting comparability for fiscal 2007 included the following:

Reported within Continuing Operations

•	charges totaling $103 million ($64 million after tax) under the Company’s 2006-2008 restructuring plan,

•	charges totaling $66 million ($41 million after tax) related to the peanut butter recall,

•	gains of approximately $21 million ($13 million after tax) related to the divestiture of an oat milling business and other non-core assets,

•	benefits of $13 million ($8 million after tax) resulting from favorable legal settlements,

•	a benefit of approximately $7 million ($5 million after tax) resulting from a favorable resolution of franchise tax matters,

•	net tax charges of approximately $6 million related to unfavorable settlements and changes in estimates, and

•

a gain of approximately $4 million resulting from the sale of an equity investment in a malt business, and related income tax benefits of approximately $4 million, resulting in an after tax gain of approximately $8 million.

Reported within Discontinued Operations

•	gain of approximately $66 million ($37 million after tax) primarily from the divestiture of the packaged cheese business and a dietary supplement business,

•	charges of approximately $21 million ($13 million after tax) related to an impairment charge based upon the final negotiations of the sale of the packaged meats business, and

•	a benefit of approximately $9 million ($6 million after tax) related to a postretirement curtailment gain associated with the divestiture of the packaged meats operations.

SEGMENT REVIEW

The Company reports its continuing operations in three reporting segments: Consumer Foods, Food and Ingredients, and International Foods.

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

At the beginning of fiscal 2008, the Company shifted management responsibility of its handheld product operations into the Consumer Foods segment from the Food and Ingredients segment, and a portion of its international snack export business from the Consumer Foods segment to the International Foods segment. Accordingly, all prior periods have been recharacterized to reflect these changes.

In fiscal 2008, the Company’s Board of Directors approved the 2008-2009 restructuring plan, which was recommended by executive management to streamline the Company’s international operations and to improve the efficiency of the Company’s Consumer Foods and related functional organizations. The plan includes the reorganization of the Consumer Foods operations, integration of the international headquarters function into the Company’s domestic Consumer Foods business, exiting of a number of international markets, and reducing administrative headcount. Together, these actions are intended to reduce manufacturing and selling, general and administrative costs, and improve operating margins. The Company has also begun transitioning the direct management of the Consumer Foods reporting segment to the Chief Executive Officer. As a result of these plans, which are expected to be fully implemented early in fiscal 2009, the Company expects to change its reporting segments beginning in the first quarter of fiscal 2009.

2008 vs. 2007

Net Sales

($ in millions)

Reporting Segment	Fiscal 2008 Net Sales	Fiscal 2007 Net Sales	% Increase
Consumer Foods	$6,800	$6,497	5%
Food and Ingredients	4,128	3,422	21%
International Foods	678	613	10%

Total	$11,606	$10,532	10%

Overall, Company net sales increased $1.1 billion to $11.6 billion in fiscal 2008, reflecting increased pricing in the milling and specialty potato operations of the Food and Ingredients segment and increased volume and pricing in the Consumer Foods segment.

Consumer Foods net sales increased $303 million, or 5%, for the year to $6.8 billion. Results reflect an increase of three percentage points from improved net pricing and product mix and two percentage points of improvement from higher volumes. Net pricing and volume improvements were achieved in many of the Company’s priority investment and enabler brands. The impact of product recalls partially offset these improvements. The Company implemented significant price increases for many Consumer Foods products during the fourth quarter of fiscal 2008. Continued net sales improvements are expected into fiscal 2009 when the Company expects to receive the benefit of these pricing actions for full fiscal periods. Sales of some of the Company’s most significant brands, including Chef Boyardee®, DAVID®, Egg Beaters®, Healthy Choice®, Hebrew National®, Hunt’s®, Marie Callender’s®, Manwich®, Orville Redenbacher’s®, PAM®, Ro*Tel®, Rosarita®, Snack Pack®, Swiss Miss®, Wesson®, and Wolf® grew in fiscal 2008. Sales of ACT II®, Andy Capp®, Banquet®, Crunch ‘n Munch®, Kid Cuisine®, Parkay®, Pemmican®, Reddi-Wip®, and Slim Jim® declined in fiscal 2008.

Net sales in the Consumer Foods segment are not comparable across periods due to a variety of factors. The Company initiated a peanut butter recall in the third quarter of fiscal 2007 and reintroduced Peter Pan® peanut butter products in August 2007. Sales of all peanut butter products, including both branded and private label, in fiscal 2008 were $14 million lower than comparable amounts in fiscal 2007. Consumer Foods net sales were also adversely impacted by the recall of Banquet® and private label pot pies in the second quarter of fiscal 2008. Net sales of pot pies were lower by approximately $22 million in fiscal 2008, relative to fiscal 2007, primarily due to product returns and lost sales of Banquet® and private label pot pies. Sales from Alexia Foods and Lincoln Snacks, businesses acquired in fiscal 2008, totaled $66 million in fiscal 2008. The Company divested a refrigerated pizza business during the first half of fiscal 2007. Sales from this business were $17 million in fiscal 2007.

Food and Ingredients net sales were $4.1 billion in fiscal 2008, an increase of $706 million, or 21%. Increased sales are reflective of higher sales prices in the Company’s milling operations due to higher grain prices, and price and volume increases in the Company’s potato and dehydrated vegetable operations. The fiscal 2007 divestiture of an oat milling operation resulted in a reduction of sales of $27 million for fiscal 2008, partially offset by increased sales of $18 million from the acquisition of Watts Brothers in February 2008.

International Foods net sales increased $65 million to $678 million. The strengthening of foreign currencies relative to the U.S. dollar accounted for approximately $36 million of this increase. The segment achieved a 5% increase in sales volume in fiscal 2008, primarily reflecting increased unit sales in Canada and Mexico, and modest increases in net pricing.

Gross Profit

(Net Sales less Cost of Goods Sold)

($ in millions)

Reporting Segment	Fiscal 2008 Gross Profit	Fiscal 2007 Gross Profit	% Increase/ (Decrease)
Consumer Foods	$1,802	$1,923	(6)%
Food and Ingredients	724	590	23%
International Foods	190	180	6%

Total	$2,716	$2,693	1%

The Company’s gross profit for fiscal 2008 was $2.7 billion, an increase of $23 million, or 1%, over the prior year. The increase in gross profit was largely driven by results in the Food and Ingredients segment, reflecting higher margins in the Company’s milling and specialty potato operations, largely offset by reduced gross profits in the Consumer Foods segment. Costs of implementing the Company’s restructuring plans reduced gross profit by $4 million and $46 million in fiscal 2008 and fiscal 2007, respectively.

Consumer Foods gross profit for fiscal 2008 was $1.8 billion, a decrease of $121 million, or 6%, from the prior year. The decrease in gross profit reflected significantly higher input costs, partially offset by improved net pricing, mix, and volume. The increased input costs were partially offset by productivity improvements and gains on derivatives held to economically hedge current and future input costs. The factors impacting comparability of Consumer Foods net sales also impact the comparability of Consumer Foods gross profit. Due to the peanut butter recall that was initiated in the third quarter of fiscal 2007 and the subsequent reintroduction of Peter Pan® peanut butter products in August 2007, gross profits in the Consumer Foods segment are not comparable across periods. Consumer Foods gross profit from all peanut butter products, including both branded and private label, in fiscal 2008 were $22 million lower than comparable amounts in fiscal 2007. Consumer Foods gross profit on Banquet® and private label pot pies products were lower by approximately $23 million in fiscal 2008, relative to fiscal 2007, primarily due to product returns and lost sales. Newly acquired businesses contributed $11 million to gross profit in fiscal 2008. Costs of implementing the Company’s restructuring plans reduced gross profit for fiscal 2008 and 2007 by $2 million and $45 million, respectively.

Food and Ingredients gross profit was $724 million for fiscal 2008, an increase of $134 million, or 23%, over the prior year. Improved results reflect increased gross profit of $68 million in the Company’s milling operations due to a favorable wheat commodity environment and improved flour conversion margins. The Company also achieved increased gross profit of $65 million in its specialty potato business as benefits from pricing, volume growth, and product mix management exceeded the impact of higher input costs. Results also reflected gains on derivatives held to economically hedge current and future input costs as well as profits from wheat derivatives trading.

International Foods gross profit was $190 million, an increase of $10 million over the prior fiscal year. Fiscal 2008 performance reflected increased sales volume of 5%, partially offset by higher input costs, modest net pricing increases and a benefit of $11 million due to favorable foreign currency exchange rate changes. Gross profit for fiscal 2008 also reflects $2 million of charges related to the execution of the Company’s restructuring plans.

Gross Margin

(Gross Profit as a Percentage of Net Sales)

Reporting Segment	Fiscal 2008 Gross Margin	Fiscal 2007 Gross Margin
Consumer Foods	27%	30%
Food and Ingredients	18%	17%
International Foods	28%	29%
Total Company (continuing operations)	23%	26%

The Company’s gross margin for fiscal 2008 decreased three percentage points compared to fiscal 2007, primarily reflecting the impact of significantly increased input costs in the Consumer Foods segment which were not offset by net price increases and productivity improvements. The Company implemented price increases in March of fiscal 2008, the benefits of which are expected to be greater in future periods. The gross margin in the Consumer Foods segment has also been negatively impacted in both fiscal 2008 and 2007 by the costs of product recalls and the costs of implementing the Company’s restructuring plans. Gross margin in the Food and Ingredients segment improved due to the factors noted above under “Gross Profit”.

Selling, General and Administrative Expenses (includes General Corporate Expense) (“SG&A”)

SG&A expenses totaled $1.8 billion for fiscal 2008, virtually unchanged from the prior fiscal year.

Selling, general and administrative expenses for fiscal 2008 reflected the following:

•	a decrease in advertising and promotion expense of $58 million,

•	an increase in salaries expense of $45 million,

•	a decrease in incentive compensation expense of $41 million,

•	charges of $22 million related to the execution of the Company’s restructuring plans,

•	charges related to product recalls of $21 million,

•	$14 million of income, net of direct pass-through costs, for reimbursement of expenses related to transition services provided to the buyers of certain divested businesses, and

•	a decrease in charitable contributions of $12 million.

Included in SG&A expenses for fiscal 2007 were the following items:

•	charges of $57 million related to the Company’s restructuring plans,

•	charges related to the peanut butter recall of $36 million,

•	$23 million of income, net of direct pass-through costs, for reimbursement of expenses related to transition services provided to the buyers of certain divested businesses,

•	gains of $27 million related to the disposition of an oat milling business, certain international licensing rights for a small brand, and four corporate aircraft,

•	a benefit of $13 million for favorable legal settlements, and

•	a benefit of $7 million related to a favorable resolution of franchise tax matters.

Operating Profit

(Earnings before general corporate expense, interest expense, net, income taxes, and equity method investment earnings)

($ in millions)

Reporting Segment	Fiscal 2008 Operating Profit	Fiscal 2007 Operating Profit	% Increase/ (Decrease)
Consumer Foods	$781	$848	(8)%
Food and Ingredients	512	435	18%
International Foods	49	64	(23)%

Consumer Foods operating profit decreased $67 million in fiscal 2008 versus the prior year to $781 million. The decrease for the fiscal year was reflective of the decreased gross profit, discussed above, and was influenced by a number of factors, including:

•	restructuring costs included in selling, general and administrative expenses of $6 million and $39 million in fiscal 2008 and 2007, respectively,

•	costs of the product recalls classified in selling, general and administrative expenses of approximately $21 million and $36 million in fiscal 2008 and 2007, respectively,

•	a decrease in advertising and promotion costs of approximately $45 million, and

•

a $23 million decrease in transition services reimbursement income, net of direct pass-through costs, related to transition services provided to the buyers of certain divested businesses in fiscal 2007. In fiscal 2008, similar reimbursement income of $14 million is reflected in general corporate expenses and did not impact operating profit.

Food and Ingredients operating profit increased $77 million to $512 million in fiscal 2008. Operating profit improvement was principally driven by the improved gross profit, as discussed above. Other factors affecting the increased operating profit included higher selling expense and compensation costs in fiscal 2008, and gains recorded in fiscal 2007 of $18 million related to the Company’s sale of an oat milling business and $8 million resulting from a legal settlement related to a fire.

International Foods operating profit decreased $15 million to $49 million in fiscal 2008. Operating profit included the increase in gross profit offset by $16 million of costs associated with the implementation of the Company’s restructuring plans. Fiscal 2007 operating profit included a gain of approximately $4 million related to the sale of certain international licensing rights for a small brand and $2 million of charges related to the peanut butter recall.

Interest Expense, Net

In fiscal 2008, net interest expense was $253 million, an increase of $34 million, or 15%, over the prior fiscal year. Increased interest expense reflects the Company’s use of commercial paper to finance higher working capital balances in all segments, particularly in the Trading and Merchandising business which is now presented within discontinued operations. The Company also earned less interest income due to lower balances of cash on hand in fiscal 2008.

Equity Method Investment Earnings

The Company includes its share of the earnings of certain affiliates based on its economic ownership interest in the affiliates. Significant affiliates produce and market potato products for retail and foodservice customers. The Company’s share of earnings from the Company’s equity method investments were $50 million and $28 million in fiscal 2008 and 2007, respectively. The increase was driven by improved performance of a foreign potato venture.

Results of Discontinued Operations

Income from discontinued operations was $412 million, net of tax, in fiscal 2008. Included in these amounts are:

•

pre-tax earnings of $669 million, largely the result of very strong profits from the fertilizer, agricultural merchandising, energy trading, and agricultural trading operations of the Trading and Merchandising business, and

•	income tax expense of $257 million.

Income from discontinued operations was $282 million, net of tax, in fiscal 2007. Included in these amounts are:

•

pre-tax earnings of $457 million from operations of discontinued businesses, largely the result of strong profits from the trading of fertilizer and crude oil in the trading and merchandising business, a pre-tax curtailment gain of $9 million related to postretirement benefits of the packaged meats operations divested in fiscal 2007, and an $8 million gain related to a legal settlement in connection with the packaged meats operations,

•	impairment charges of $21 million based on the final negotiations related to the sale of the packaged meats operations during the second quarter of fiscal 2007,

•	a gain of $64 million primarily from the disposition of the Company’s packaged cheese business and a dietary supplement business, and

•	income tax expense of $175 million.

Income Taxes and Net Income

The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was 31% for fiscal 2008. During fiscal 2008, the Company adjusted its estimates of income taxes payable due to increased benefits from a domestic manufacturing deduction and lower foreign income taxes, resulting in a lower than normal effective tax rate. These impacts and tax benefits related to a change in the legal structure of the Company’s subsidiaries are the primary contributors to the decrease in the year-to-date effective tax rate from fiscal 2007.

The effective tax rate was 34% in fiscal 2007. In 2007, state income taxes included approximately $24 million of benefits related to the implementation of tax planning strategies and changes in estimates, principally related to state tax jurisdictions. This was offset by the tax impact of an Internal Revenue Service (“IRS”) audit settlement.

The Company expects its effective tax rate in fiscal 2009, exclusive of any unusual transactions or tax events, to be in the range of 35% to 36%.

Net income was $931 million, or $1.90 per diluted share, in fiscal 2008, compared to $765 million, or $1.51 per diluted share, in fiscal 2007.

2007 vs. 2006

Net Sales

($ in millions)

Reporting Segment	Fiscal 2007 Net Sales	Fiscal 2006 Net Sales	% Increase/ (Decrease)
Consumer Foods	$6,497	$6,511	—%
Food and Ingredients	3,422	3,129	9%
International Foods	613	611	—%

Total	$10,532	$10,251	3%

Overall, Company net sales increased $281 million to $10.5 billion in fiscal 2007, primarily reflecting favorable results in the Food and Ingredients segment. Increased net sales at the Food and Ingredients segment were primarily the result of price and volume increases. The Consumer Foods and International Foods segments were relatively flat compared to prior year.

The peanut butter recall had a negative impact on the Company’s fiscal year net sales for the Consumer Foods and International Foods reporting segments. Sales of peanut butter in fiscal 2007 were $92 million, as compared to $147 million in fiscal 2006.

Consumer Foods net sales decreased $14 million for the year to $6.5 billion. Sales volume declined by 1% in fiscal 2007. Results reflect the effect of price increases and sales growth in certain of the Company’s priority investment brands, offset by the impact of the peanut butter recall, declines in sales of low-margin foodservice and private label items, the divestiture of a refrigerated pizza business during the first half of fiscal 2007, and continued SKU rationalization efforts. Net sales of the Company’s priority investment brands, which represented approximately 75% of total segment sales during fiscal 2007, increased 1% as a group. Sales growth for some of the Company’s most significant brands, including Chef Boyardee®, Egg Beaters®, Hebrew National®, Hunt’s®, Kid Cuisine®, Orville Redenbacher’s®, PAM®, Slim Jim®, Snack Pack®, Reddi-Wip®, Manwich®, Swiss Miss®, and DAVID®, was largely offset by sales declines for the year for Banquet®, Healthy Choice®, ACT II®, LaChoy®, Pemmican®, The Max®, and Peter Pan®. Peanut butter net sales declined by $55 million from the prior year due to the peanut butter recall.

Food and Ingredients net sales increased $293 million to $3.4 billion, primarily reflecting price and volume increases for potato and dehydrated vegetable operations, as well as price increases in the wheat milling operations resulting from higher year over year grain prices.

International Foods net sales increased $2 million to $613 million. The strengthening of foreign currencies relative to the U.S. dollar accounted for a $6 million increase. Growth of the priority investment brands, primarily in Canada and Mexico, was offset by sales declines related to the discontinuance of a number of low margin products and the effect of the peanut butter recall.

Gross Profit

(Net Sales less Cost of Goods Sold)

($ in millions)

Reporting Segment	Fiscal 2007 Gross Profit	Fiscal 2006 Gross Profit	% Increase
Consumer Foods	$1,923	$1,849	4%
Food and Ingredients	590	526	12%
International Foods	180	166	8%

Total	$2,693	$2,541	6%

The Company’s gross profit for fiscal 2007 was $2.7 billion, an increase of $152 million, or 6%, from the prior year. Costs of implementing the Company’s 2006-2008 restructuring plan reduced gross profit by $46 million and $20 million in fiscal 2007 and fiscal 2006, respectively. Fiscal 2007 results include the impact of approximately $30 million due to the peanut butter recall, reflected as a reduction of net sales of $19 million, and an increase of $11 million in cost of goods sold.

Consumer Foods gross profit for fiscal 2007 was $1.9 billion, an increase of $74 million from fiscal 2006. Costs of implementing the Company’s 2006-2008 restructuring plan reduced gross profit by $45 million and $20 million for fiscal 2007 and fiscal 2006, respectively. Also included in fiscal 2007 gross profit is the impact of approximately $29 million due to the peanut butter recall. The increase in gross profit for fiscal 2007 was largely driven by supply chain cost improvements and improved product mix, partially offset by the effects of inflation, the peanut butter recall, and restructuring costs, as discussed above.

Food and Ingredients gross profit for fiscal 2007 was $590 million, an increase of $64 million over the prior year. Costs of implementing the Company’s 2006-2008 restructuring plan reduced gross profit for fiscal 2007 by $1 million. The increase in gross profit was primarily driven by the increase in net sales, discussed above, partially offset by the divestiture of an oat milling business in the first half of fiscal 2007.

International Foods gross profit for fiscal 2007 was $180 million, an increase of $14 million over the prior fiscal year. The increase included $2 million resulting from favorable foreign currency exchange rates. The increase in gross profit also reflected the increases in net sales, as discussed above, favorable product mix and reductions in supply chain costs. Gross profit was reduced by approximately $1 million due to the peanut butter recall.

Gross Margin

(Gross Profit as a Percentage of Net Sales)

Reporting Segment	Fiscal 2007 Gross Margin	Fiscal 2006 Gross Margin
Consumer Foods	30%	28%
Food and Ingredients	17%	17%
International Foods	29%	27%
Total Company (continuing operations)	26%	25%

The Company’s gross margin for fiscal 2007 was up one percentage point compared to fiscal 2006, primarily reflecting the impact of productivity improvements in the Consumer Foods and Food and Ingredients segments. The impact of these productivity improvements was somewhat offset by reduced margins due to the effects of inflation, the Company’s restructuring charges, and the peanut butter recall.

Selling, General and Administrative Expenses (includes General Corporate Expense) (“SG&A”)

SG&A expenses totaled $1.8 billion for fiscal 2007, a decrease of $68 million from the prior fiscal year.

Selling, general and administrative expenses for fiscal 2007 reflected:

•	an increase in advertising and promotion expense of $118 million,

•	an increase in management incentive expenses of $84 million,

•	charges of $57 million related to the execution of the Company’s 2006-2008 restructuring plan,

•	$23 million of income, net of direct pass-through costs, for reimbursement of expenses related to transition services provided to the buyers of certain divested businesses,

•	charges related to the peanut butter recall of $36 million,

•	a decrease in selling and marketing expense of $42 million,

•	gains of $27 million related to the disposition of an oat milling business, certain international licensing rights for a small brand, and four corporate aircraft,

•	charges of $20 million related to expensing of stock options in accordance with SFAS No. 123R,

•	a decrease in professional fees of $25 million,

•	an increase in cash charitable donations of $16 million, partially offset by a decrease in product charitable donations of $8 million,

•	a benefit of $13 million for favorable legal settlements, and

•	a benefit of $7 million related to a favorable resolution of franchise tax matters.

Included in SG&A expenses for fiscal 2006 were the following items:

•	charges of $109 million related to the Company’s 2006-2008 restructuring plan,

•	charges of $83 million on an impairment of note from Swift & Company,

•	charges of $30 million on the early retirement of debt,

•	a charge of $19 million for severance of key executives (including a charge of approximately $11 million related to incentive compensation plans),

•	a charge of $17 million for patent-related litigation expense, and

•	a charge of $6 million for the impairment of an international manufacturing facility.

Operating Profit

(Earnings before general corporate expense, interest expense, net, gain on the sale of Pilgrim’s Pride Corporation common stock, income taxes, and equity method investment earnings)

($ in millions)

Reporting Segment	Fiscal 2007 Operating Profit	Fiscal 2006 Operating Profit	% Increase
Consumer Foods	$848	$833	2%
Food and Ingredients	435	354	23%
International Foods	64	62	3%

Consumer Foods operating profit increased $15 million for fiscal year 2007 to $848 million. The increase for the fiscal year is reflective of the increased gross profit, discussed above, and was influenced by a number of factors, including:

•	restructuring costs included in selling, general and administrative expenses of $39 million and $64 million in fiscal 2007 and 2006, respectively,

•	costs of the peanut butter recall related to selling, general and administrative expenses of approximately $35 million,

•	an increase in advertising and promotion costs of approximately $93 million,

•	an increase in incentive costs of approximately $42 million,

•	a decrease in selling and marketing expenses of $38 million, and

•	reimbursement income of approximately $23 million, net of direct pass-through costs, related to transition services provided to the buyers of certain divested businesses.

Food and Ingredients operating profit increased $81 million to $435 million in fiscal 2007. Operating profit improvement was principally driven by the improved gross margins, as discussed above. Other factors affecting the operating profit change over fiscal 2006 included: lower selling, general and administrative expenses related to the implementation of the Company’s 2006-2008 restructuring plan by $6 million versus fiscal 2006; gains recorded in fiscal 2007 of $18 million related to the Company’s sale of an oat milling business and $8 million resulting from a legal settlement related to a fire; and increased incentive and selling expenses versus fiscal 2006.

International Foods operating profit increased $2 million to $64 million in fiscal 2007. Operating profit included the increase in gross profit, as discussed above, as well as a gain of approximately $4 million related to the sale of certain international licensing rights for a small brand. These gains were substantially offset by increased advertising and promotion, and selling and marketing expenses, principally due to the expansion of global markets. Fiscal 2006 operating profit was reduced by $6 million in connection with the closure of a production facility in Canada.

Interest Expense, Net

In fiscal 2007, net interest expense was $220 million, a decrease of $52 million, or 19%, over the prior fiscal year. Decreased interest expense reflects the Company’s retirement of nearly $900 million of debt during fiscal 2006, as well as the Company’s retirement of nearly $47 million of debt during fiscal 2007. These factors were partially offset by a reduced benefit from certain interest rate swap agreements terminated in fiscal 2004. The benefit associated with the termination of the interest rate swap agreements continues to be recognized over the term of the debt instruments originally hedged. As a result, the Company’s net interest expense was reduced by $4 million during fiscal 2007 and $12 million during fiscal 2006.

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

Equity Method Investment Earnings (Loss)

During fiscal 2006, the Company recognized impairment charges totaling $76 million ($73 million after tax) of its investments in a malt venture and an unrelated investment in a foreign prepared foods business, due to declines in the estimated proceeds from the disposition of these investments. The investment in the foreign prepared foods business was disposed of in fiscal 2006. The extent of the impairments was determined based upon the Company’s assessment of the recoverability of its investments based primarily upon the expected proceeds of planned dispositions of the investments.

During fiscal 2007, the Company completed the disposition of the equity method investment in the malt venture for proceeds of approximately $24 million, including notes and other receivables totaling approximately $7 million. This transaction resulted in a pre-tax gain of approximately $4 million, with a related tax benefit of approximately $4 million.

The Company’s share of earnings from the Company’s remaining equity method investments, which include potato processing and grain merchandising businesses, increased by approximately $7 million from the comparable amount in fiscal 2006, driven by improved yields in the potato processing business.

Results of Discontinued Operations

Income from discontinued operations was $282 million, net of tax, in fiscal 2007. Included in these amounts were:

•	pre-tax earnings of $457 million from discontinued businesses (which principally include the trading and merchandising operations and the packaged meats and cheese businesses), including:

•	a gain of $64 million primarily from the disposition of the Company’s packaged cheese business and a dietary supplement business in fiscal 2007,

•	impairment charges of $21 million in fiscal 2007, based on the final negotiations related to the sale of the packaged meats operations during the second quarter of fiscal 2007,

•	a pre-tax curtailment gain of $9 million related to postretirement benefits of the packaged meats operations divested in fiscal 2007, and

•	an $8 million gain related to a legal settlement in connection with the packaged meats operations,

•	income tax expense of $175 million.

In fiscal 2006, the Company recognized income from discontinued operations of $70 million, net of tax. Included in these amounts were:

•

pre-tax earnings of $251 million from operations of discontinued businesses, which principally include the recently divested trading and merchandising operations, the divested packaged meat and cheese operations, and the divested Cook’s Ham business, which include:

•	impairment charges of $241 million to reduce the carrying value of assets held for sale from the Company’s discontinued packaged meats business to their estimated fair value less costs to sell,

•	a gain on the disposition of the Company’s Cook’s Ham business of $110 million, and

•	income tax expense of $181 million.

Income Taxes and Net Income

The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was 34% for fiscal 2007. In 2007, state income taxes included approximately $24 million of benefits related to the implementation of tax planning strategies and changes in estimates, principally related to state tax jurisdictions. These benefits were offset by the tax impact of an IRS audit settlement.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity and Capital

The Company’s primary financing objective is to maintain a prudent capital structure that provides the Company flexibility to pursue its growth objectives. The Company currently uses short-term debt principally to finance ongoing operations, including its seasonal working capital (accounts receivable and prepaid expenses and other current assets, less accounts payable, accrued payroll, and other accrued liabilities) needs and a combination of equity and long-term debt to finance both its base working capital needs and its noncurrent assets.

Commercial paper borrowings (usually less than 30 days maturity) are reflected in the Company’s consolidated balance sheets within notes payable. At May 25, 2008, the Company had credit lines from banks that totaled approximately $2.3 billion. These lines are comprised of a $1.5 billion multi-year revolving credit facility with a syndicate of financial institutions which matures in December 2011, uncommitted short-term loan facilities approximating $364 million, and uncommitted trade finance facilities approximating $424 million. The multi-year facility is a back-up facility for the Company’s commercial paper program. Borrowings under the multi-year facility bear interest at or below prime rate and may be prepaid without penalty. These rates are approximately .10 to .15 percentage points higher than the interest rates for commercial paper. The Company has not drawn upon this multi-year facility. As of May 25, 2008, the Company had short-term notes payable of $578 million that were comprised primarily of commercial paper. The multi-year facility requires the Company to repay borrowings if the Company’s consolidated funded debt exceeds 65% of the consolidated capital base, as defined, or if fixed charges coverage, as defined, is less than 1.75 to 1.0, as such terms are defined in applicable agreements. As of the end of fiscal 2008, the Company was in compliance with these financial covenants.

The uncommitted trade finance facilities noted above were maintained in order to finance certain working capital needs of the Company’s trading and merchandising operations. Subsequent to the sale of these operations in June 2008, the Company exited these facilities.

The Company finances its short-term liquidity needs with bank borrowings, commercial paper borrowings, and bankers’ acceptances. The average consolidated short-term borrowings outstanding under these facilities were $419 million and $4 million for fiscal 2008 and 2007, respectively. The increase in commercial paper borrowings was primarily due to higher working capital needs during the year, principally in the recently divested trading and merchandising operations.

The Company’s overall level of interest-bearing long-term debt, inclusive of current maturities, totaled $3.5 billion at the end of both fiscal 2008 and 2007. In December 2006, the Company completed an exchange of approximately $200 million principal amount of its 9.75% subordinated notes due 2021 and $300 million principal amount of its 6.75% senior notes due 2011 for approximately $500 million principal amount of 5.82% senior notes due 2017 and cash of approximately $90 million, in order to improve the Company’s debt maturity profile. The Company is amortizing the $90 million cash payment (the unamortized portion of which is reflected as a reduction of senior long-term debt in the Company’s consolidated balance sheet at May 25, 2008) over the life of the new notes within interest expense.

As part of the Watts Brothers acquisition in the fourth quarter of fiscal 2008, the Company assumed $84 million of debt, of which the Company immediately repaid $64 million.

The Company made scheduled principal payments of debt and payments of lease financing obligations during fiscal 2008, reducing long-term debt by $21 million.

As of the end of both fiscal 2008 and 2007, the Company’s senior long-term debt ratings were all investment grade. A significant downgrade in the Company’s credit ratings would not affect the Company’s ability to borrow amounts under the revolving credit facilities, although borrowing costs would increase. A downgrade to the Company’s short-term credit ratings would also affect the Company’s ability to borrow under its commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as potentially limiting access.

The Company also has an effective shelf registration statement under which it could issue, from time to time, up to $4 billion in debt securities.

In March 2006, the Company completed the divestitures of its Cook’s Ham and its seafood businesses for cash proceeds of approximately $442 million. During fiscal 2007, the Company sold its refrigerated meats business, its cheese business, its refrigerated pizza business, an oat milling business, and a dietary supplement business for proceeds of approximately $717 million.

During fiscal 2007, the Company sold notes receivable from Swift Foods for approximately $117 million, net of transaction expenses. The notes had been received in connection with the divestiture of a fresh beef and pork business in fiscal 2003.

The Company has repurchased its shares from time to time based on market conditions. The Company began fiscal 2008 with an authorization to purchase up to $88 million of its common stock in the open market or through privately negotiated transactions. During fiscal 2008, the Board of Directors authorized management to repurchase up to an additional $500 million of the Company’s common stock. The Company repurchased $188 million of its shares during fiscal 2008. Subsequent to fiscal 2008, the Company’s authorization increased an additional $500 million. The Company initiated an accelerated share repurchase program during the first quarter of fiscal 2009 under which it will exhaust its current share repurchase authorization through the purchase of up to $900 million of its common stock.

Subsequent to fiscal 2008, the Company received approximately $2.2 billion in cash, net of transaction costs, as a portion of the proceeds from the disposition of its trading and merchandising operations.

Cash Flows

In fiscal 2008, the Company used $564 million of cash, which was the net result of $102 million generated from operating activities, $644 million used in investing activities, and $22 million used in financing activities.

Cash generated from operating activities of continuing operations totaled $382 million for fiscal 2008 as compared to $851 million generated in fiscal 2007. Improved income from continuing operations was offset by a use of cash for working capital in fiscal 2008. The increased use of cash for working capital was largely due to increased inventory balances in the Consumer Foods and Food and Ingredients segments due to increased inventory quantities and higher wheat and potato prices. In addition to the working capital changes, the Company made contributions to its pension plans of $8 million and $172 million during fiscal 2008 and fiscal 2007, respectively. Cash used in operating activities of discontinued operations was approximately $280 million in fiscal 2008, primarily due to the increased market value of commodity inventory balances and derivative assets, as compared to $93 million generated in fiscal 2007.

Cash used in investing activities totaled $644 million for fiscal 2008, versus cash generated from investing activities of $523 million in fiscal 2007. Investing activities of continuing operations in fiscal 2008 consisted primarily of expenditures of $255 million related to the acquisition of businesses (see Note 3 to the consolidated financial statements) and capital expenditures of $490 million, which included approximately $39 million of expenditures related to the Company’s purchase of certain warehouse facilities from its lessors (these warehouses were sold for proceeds of approximately $36 million to unrelated third parties immediately thereafter), offset by $30 million of proceeds from the sale of property, plant, and equipment. Investing activities of continuing operations in fiscal 2007 consisted primarily of proceeds of $117 million from the sale of notes receivable from Swift Foods, $74 million from the sale of property, plant and equipment, including the sale of four aircraft, and $74 million from the sale of an oat milling business, a refrigerated pizza business, and an equity method investment, offset by capital expenditures of $480 million, which included approximately $94 million of expenditures related to the Company’s purchase of certain warehouse facilities from its lessors (these warehouses were sold for proceeds of approximately $92 million to unrelated third parties immediately thereafter). The Company generated $33 million from investing activities from discontinued operations in fiscal 2008, primarily from the sale of the Knott’s Berry Farm® jams and jellies brand and operations, as compared to $632 million in fiscal 2007, primarily related to the divestitures of the Company’s refrigerated meats and cheese businesses.

Cash used in financing activities totaled $22 million in fiscal 2008, as compared to cash used in financing activities of $1.1 billion in fiscal 2007. During fiscal 2008, the Company repurchased $188 million of its common stock as part of its share repurchase program and paid dividends of $362 million. As part of the Watts Brothers acquisition, the Company repaid $64 million of assumed long-term debt subsequent to the acquisition. In addition to these early retirements of debt, the Company made scheduled principal payments of debt and payments of lease financing obligations during fiscal 2008, reducing long-term debt by $21 million. Also, during fiscal 2008, the Company increased its short-term borrowings by $577 million, primarily reflecting the financing of significantly increased working capital. During fiscal 2007, the Company repurchased $615 million of its common stock as part of its share repurchase program, paid dividends of $367 million, and made a cash payment of $94 million, including issuance costs, as part of the previously discussed debt exchange. The Company redeemed $12 million of 8.8% unsecured debt due in May 2017 and made scheduled principal payments of debt and payments of lease financing obligations during fiscal 2007, reducing long-term debt by $35 million.

The Company estimates its capital expenditures in fiscal 2009 will be approximately $475 million. Management believes that existing cash balances, cash flows from operations, divestiture proceeds, existing credit facilities, and access to capital markets will provide sufficient liquidity to meet its working capital needs, planned capital expenditures, planned share repurchases, and payment of anticipated quarterly dividends.

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

Due to the consolidation of the variable interest entities, the Company reflected in its balance sheets:

	May 25, 2008	May 27, 2007
Property, plant and equipment, net	$51.8	$155.9
Other assets	—	13.8
Current installments of long-term debt	3.3	6.1
Senior long-term debt, excluding current installments	50.9	144.1
Other accrued liabilities	0.6	0.6
Other noncurrent liabilities	—	21.9

The liabilities recognized as a result of consolidating these entities do not represent additional claims on the general assets of the Company. The creditors of these entities have claims only on the assets of the specific variable interest entities to which they have advanced credit.

OBLIGATIONS AND COMMITMENTS

As part of its ongoing operations, the Company enters into arrangements that obligate the Company to make future payments under contracts such as debt agreements, lease agreements, and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as “take-or-pay” contracts). The unconditional purchase obligation arrangements are entered into by the Company in its normal course of business in order to ensure adequate levels of sourced product are available to the Company. Capital lease and debt obligations, which totaled $3.5 billion at May 25, 2008, are currently recognized as liabilities in the Company’s consolidated balance sheet. Operating lease obligations and unconditional purchase obligations, which totaled $1.7 billion at May 25, 2008, are not recognized as liabilities in the Company’s consolidated balance sheet, in accordance with generally accepted accounting principles.

A summary of the Company’s contractual obligations at the end of fiscal 2008 was as follows (including obligations of discontinued operations):

($ in millions)	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-Term Debt	$3,531.4	$15.4	$521.6	$751.8	$2,242.6
Lease Obligations	514.9	89.2	148.1	106.9	170.7
Purchase Obligations	1,199.6	1,078.6	104.0	16.3	0.7

Total	$5,245.9	$1,183.2	$773.7	$875.0	$2,414.0

The purchase obligations noted in the table above do not reflect approximately $374 million of open purchase orders, some of which are not legally binding. These purchase orders are settlable in the ordinary course of business in less than one year.

The Company is also contractually obligated to pay interest on its long-term debt obligations. The weighted average interest rate of the long-term debt obligations outstanding as of May 25, 2008 was approximately 7.2%.

The Company consolidates the assets and liabilities of certain entities from which it leases corporate aircraft. These entities have been determined to be variable interest entities and the Company has been determined to be the primary beneficiary of these entities. The amounts reflected in contractual obligations of long-term debt, in the table above, include $54 million of liabilities of these variable interest entities to the creditors of such entities. The long-term debt recognized as a result of consolidating these entities does not represent additional claims on the general assets of the Company. The creditors of these entities have claims only on the assets of the specific variable interest entities. As of May 25, 2008, the Company was obligated to make rental payments of $67 million to the variable interest entities, of which $7 million is due in less than one year, $13 million is due in one to three years, and $47 million is due in three to five years. Such amounts are not reflected in the table, above.

As part of its ongoing operations, the Company also enters into arrangements that obligate the Company to make future cash payments only upon the occurrence of a future event (e.g., guarantee debt or lease payments of a third party should the third party be unable to perform). In accordance with generally accepted accounting principles, the following commercial commitments are not recognized as liabilities in the Company’s consolidated balance sheet. The Company’s commitments, including commitments associated with equity method investments, as of the end of fiscal 2008, were as follows (including commitments of discontinued operations):

($ in millions)	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Guarantees	$55.3	$31.9	$7.9	$5.4	$10.1
Other Commitments	1.0	1.0	—	—	—

Total	$56.3	$32.9	$7.9	$5.4	$10.1

The Company’s total commitments of approximately $56 million include approximately $23 million in guarantees and other commitments the Company has made on behalf of the Company’s divested fresh beef and pork business.

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

The Company is a party to various potato supply agreements. Under the terms of certain agreements, the Company has guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At May 25, 2008, the amount of supplier loans effectively guaranteed by the Company was approximately $26 million, included in the table above. The Company has not established a liability for these guarantees, as the Company has determined that the likelihood of its required performance under the guarantees is remote.

The obligations and commitments tables above do not include any reserves for income taxes under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (as amended), as the Company is unable to reasonably estimate the ultimate timing of settlement of its reserves for income taxes. The liability for gross unrecognized tax benefits at May 25, 2008 was $76 million.

TRADING ACTIVITIES

The Company accounts for certain contracts (e.g., “physical” commodity purchase/sale contracts and derivative contracts) at fair value. The Company considers a portion of these contracts to be its “trading” activities. The following table excludes certain commodity-based contracts entered into in the normal course of business, including “physical” contracts to buy or sell commodities (generally within the Company’s flour milling business and grain merchandising business, which is now included within discontinued operations) at agreed-upon fixed prices, as well as derivative contracts (e.g., futures and options) used primarily to create an economic hedge of an existing asset or liability (e.g., inventory) or an anticipated transaction (e.g., purchase of inventory). The use of such contracts is not considered by the Company to be “trading” activities as these contracts are considered either normal purchase and sale contracts or economic hedging contracts. The Company includes in the following table all derivative instruments, including “physical” contracts related to the trading of energy-related commodities (such as petroleum products and natural gas).

The following table represents the fair value and scheduled maturity dates of such contracts outstanding as of May 25, 2008:

($ in millions)	Fair Value of Contracts as of May 25, 2008
	Gross Asset		Gross Liability		Net Asset		Total Fair Value
Source of Fair Value	Maturity less than 1 year	Maturity 1-3 years	Maturity less than 1 year	Maturity 1-3 years	Maturity less than 1 year	Maturity 1-3 years
Prices actively quoted	$1,636.5	$62.1	$(1,464.2)	$(12.6)	$172.3	$49.5	$221.8
Prices provided by other external sources	188.7	—	(209.0)	(0.3)	(20.3)	(0.3)	(20.6)
Prices based on other valuation models	—	—	—	—	—	—	—

Total fair value	$1,825.2	$62.1	$(1,673.2)	$(12.9)	$152.0	$49.2	$201.2

A significant majority of the amounts in the table above reflect the activities of the recently divested trading and merchandising operations.

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

Historically, the Company has entered into over 150,000 individual marketing programs each year with customers, resulting in annual costs in excess of $2 billion, which are reflected as a reduction of net sales.

Changes in the assumptions used in estimating the cost of any of the individual customer marketing programs would not result in a material change in the Company’s results of operations or cash flows.

Advertising and promotion expenses of continuing operations totaled $393 million, $452 million, and $334 million in fiscal 2008, 2007, and 2006, respectively.

Income Taxes—The Company’s income tax expense is based on the Company’s income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which the Company operates. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining the Company’s income tax expense and in evaluating its tax positions including evaluating uncertainties under Financial Accounting Standards Board Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes. Management reviews the Company’s tax positions quarterly and adjusts the balances as new information becomes available. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. Management evaluates the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These estimates of future taxable income inherently require significant judgment. Management uses historical experience and short and long-range business forecasts to develop such estimates. Further, the Company employs various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. To the extent management does not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.

Further information on income taxes is provided in Note 14 to the Consolidated Financial Statements.

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

The Company has recognized a reserve of approximately $95 million for environmental liabilities as of May 25, 2008. Historically, the underlying assumptions utilized by the Company in estimating this reserve have been appropriate as actual payments have neither differed materially from the previously estimated reserve balances, nor have significant adjustments to this reserve balance been necessary. The reserve for each site is determined based on an assessment of the most likely required remedy and a related estimate of the costs required to effect such remedy.

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

The Company recognized pension expense of $65 million, $83 million, and $96 million in fiscal years 2008, 2007, and 2006, respectively, which reflected expected returns on plan assets of $149 million, $134 million, and $130 million, respectively. The Company contributed $8 million, $172 million, and $36 million to the Company’s pension plans in fiscal years 2008, 2007, and 2006, respectively. The Company anticipates contributing approximately $7 million to its pension plans in fiscal 2009.

One significant assumption for pension plan accounting is the discount rate. The Company selects a discount rate each year (as of its fiscal year-end measurement date for fiscal 2008 and thereafter) for its plans based upon a hypothetical bond portfolio for which the cash flows from coupons and maturities match the year-by-year projected benefit cash flows for the Company’s pension plans. The hypothetical bond portfolio is comprised of high-quality fixed income debt instruments (usually Moody’s Aa) available at the measurement date. Based on this information, the discount rate selected by the Company for determination of pension expense for fiscal years 2008, 2007, and 2006 was 5.75%. The Company selected a discount rate of 6.6% for determination of pension expense for fiscal 2009. A 25 basis point increase in the Company’s discount rate assumption as of the beginning of fiscal 2008 would decrease pension expense for the Company’s pension plans by $3.7 million for the year. A 25 basis point decrease in the Company’s discount rate assumption as of the beginning of fiscal 2008 would increase pension expense for the Company’s pension plans by $9.6 million for the year. A 25 basis point increase in the discount rate would decrease pension expense by approximately $1.5 million for fiscal 2009. A 25 basis point decrease in the discount rate would increase pension expense by approximately $1.4 million for fiscal 2009. For its year-end pension obligation determination, the Company selected a discount rate of 6.6% and 5.75% for fiscal year 2008 and 2007, respectively.

Another significant assumption used to account for the Company’s pension plans is the expected long-term rate of return on plan assets. In developing the assumed long-term rate of return on plan assets for determining pension expense, the Company considers long-term historical returns (arithmetic average) of the plan’s investments, the asset allocation among types of investments, estimated long-term returns by investment type from external sources, and the current economic environment. Based on this information, the Company selected 7.75% for the long-term rate of return on plan assets for determining its fiscal 2008 pension expense. A 25 basis point increase/decrease in the Company’s expected long-term rate of return assumption as of the beginning of fiscal 2008 would decrease/increase annual pension expense for the Company’s pension plans by approximately $5 million. The Company selected an expected rate of return on plan assets of 7.75% to be used to determine its pension expense for fiscal 2009. A 25 basis point increase/decrease in the Company’s expected long-term rate of return assumption as of the beginning of fiscal 2009 would decrease/increase annual pension expense for the Company’s pension plans by approximately $5 million.

When calculating expected return on plan assets for pension plans, the Company uses a market-related value of assets that spreads asset gains and losses (differences between actual return and expected return) over five years. The market-related value of assets used in the calculation of expected return on plan assets for fiscal 2008 was $257 million lower than the actual fair value of plan assets.

The rate of compensation increase is another significant assumption used in the development of accounting information for pension plans. The Company determines this assumption based on its long-term plans for compensation increases and current economic conditions. Based on this information, the Company selected 4.25% for fiscal years 2008 and 2007 as the rate of compensation increase for determining its year-end pension obligation. The Company selected 4.25% for the rate of compensation increase for determination of pension expense for fiscal 2008, 2007, and 2006. A 25 basis point increase in the Company’s rate of compensation increase assumption as of the beginning of fiscal 2008 would increase pension expense for the Company’s pension plans by approximately $2 million for the year. A 25 basis point decrease in the Company’s rate of compensation increase assumption as of the beginning of fiscal 2008 would decrease pension expense for the Company’s pension plans by approximately $2 million for the year. The Company selected a rate of 4.25% for the rate of compensation increase to be used to determine its pension expense for fiscal 2009. A 25 basis point increase/decrease in the Company’s rate of compensation increase assumption as of the beginning of fiscal 2009 would increase/decrease pension expense for the Company’s pension plans by approximately $1 million for the year.

The Company also provides certain postretirement health care benefits. The Company recognized postretirement benefit expense of $23 million, $10 million, and $18 million in fiscal 2008, 2007, and 2006, respectively. The Company reflects liabilities of $378 million and $392 million in its balance sheets as of May 25, 2008 and May 27, 2007, respectively. The postretirement benefit expense and obligation are also dependent on the Company’s assumptions used for the actuarially determined amounts. These assumptions include discount rates (discussed above), health care cost trend rates, inflation rates, retirement rates, mortality rates and other factors. The health care cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. Assumed inflation rates are based on an evaluation of external market indicators. Retirement and mortality rates are based primarily on actual plan experience. The discount rate selected by the Company for determination of postretirement expense for fiscal years 2008, 2007, and 2006 was 5.5%. The Company has selected a discount rate of 6.4% for determination of postretirement expense for fiscal 2009. A 25 basis point increase/decrease in the Company’s discount rate assumption as of the beginning of fiscal 2009 would decrease/increase postretirement expense for the Company’s plans by approximately $1 million. The Company has assumed the initial year increase in cost of health care to be 9.5%, with the trend rate decreasing to 5.5% by 2013. A one percentage point change in the assumed health care cost trend rate would have the following effect:

($ in millions)	One Percent Increase	One Percent Decrease
Effect on total service and interest cost	$1.7	$(1.6)
Effect on postretirement benefit obligation	25.9	(22.6)

The Company provides workers’ compensation benefits to its employees. The measurement of the liability for the Company’s cost of providing these benefits is largely based upon actuarial analysis of costs. One significant assumption made by the Company is the discount rate used to calculate the present value of its obligation. The discount rate used at May 25, 2008 was 5.0%. A 25 basis point increase/decrease in the discount rate assumption would not have a material impact on workers’ compensation expense.

Impairment of Long-Lived Assets (including property, plant and equipment), Goodwill and Identifiable Intangible Assets—The Company reduces the carrying amounts of long-lived assets, goodwill and identifiable intangible assets to their fair values when the fair value of such assets is determined to be less than their carrying amounts (i.e., assets are deemed to be impaired). Fair value is typically estimated using a discounted cash flow analysis, which requires the Company to estimate the future cash flows anticipated to be generated by the particular asset(s) being tested for impairment as well as to select a discount rate to measure the present value of the anticipated cash flows. When determining future cash flow estimates, the Company considers historical results adjusted to reflect current and anticipated operating conditions. Estimating future cash flows requires significant judgment by the Company in such areas as future economic conditions, industry-specific conditions, product pricing and necessary capital expenditures. The use of different assumptions or estimates for future cash flows could produce different impairment amounts (or none at all) for long-lived assets, goodwill, and identifiable intangible assets.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133. This standard requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for the Company’s third quarter of fiscal 2009.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the Company’s fiscal 2009 for the Company’s financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in its consolidated financial statements. The FASB has provided for a one-year deferral of the implementation of this standard for other nonfinanical assets and liabilities. Management does not expect the adoption of SFAS No. 157 to have a material impact on the Company’s consolidated financial position or results of operations.

RELATED PARTY TRANSACTIONS

Sales to affiliates (equity method investees) of $4.2 million, $3.8 million, and $2.9 million for fiscal 2008, 2007, and 2006, respectively, are included in net sales. The Company received management fees from affiliates of $16.3 million, $14.8 million, and $13.5 million in fiscal 2008, 2007, and 2006, respectively. Accounts receivable from affiliates totaled $3.2 million and $2.5 million at May 25, 2008 and May 27, 2007, respectively, of which $3.0 million and $2.1 million are included in current assets held for sale, respectively. Accounts payable to affiliates totaled $15.6 million and $13.5 million at May 25, 2008 and May 27, 2007, respectively.

During the first quarter of fiscal 2007, the Company sold an aircraft for proceeds of approximately $8.1 million to a company on whose board of directors one of the Company’s directors sits. The Company recognized a gain of approximately $3.0 million on the transaction.

The Company leases various buildings that are beneficially owned by Opus Corporation or entities related to Opus Corporation (the “Opus Entities”). The Opus Entities are affiliates or part of a large, national real estate development company. A former member of the Company’s Board of Directors, who left the board in the second quarter of fiscal 2008, is a beneficial owner, officer and chairman of Opus Corporation and a director or officer of the related entities. The agreements relate to the leasing of land, buildings, and equipment for the Company in Omaha, Nebraska. The Company occupies the buildings pursuant to long term leases with Opus Corporation and other investors, and the leases contain various termination rights and purchase options. The Company made rental payments of $13.5 million, $14.4 million, and $15.8 million in fiscal 2008, 2007, and 2006, respectively, to the Opus Entities. The Company has also contracted with the Opus Entities for construction and property management services. The Company made payments of $1.6 million, $2.8 million, and $3.0 million to the Opus Entities for these services in fiscal 2008, 2007, and 2006, respectively.

From time to time, one of the Company’s business units has engaged an environmental and agricultural engineering services firm. The firm is a subsidiary of an entity whose chief executive officer serves on the Company’s Board of Directors. Payments to this firm for environmental and agricultural engineering services totaled $0.4 million in both fiscal 2008 and fiscal 2007.

FORWARD-LOOKING STATEMENTS

This report, including Management’s Discussion & Analysis, contains forward-looking statements. These statements are based on management’s current views and assumptions of future events and financial performance and are subject to uncertainty and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect the Company’s actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These factors include, among other things, availability and prices of raw materials, effectiveness of product pricing, future economic circumstances, industry conditions, Company performance and financial results, competitive environment and related market conditions, operating efficiencies, the ultimate impact of recalls, access to capital, actions of governments and regulatory factors affecting the Company’s businesses, and other risks described in the Company’s reports filed with the Securities and Exchange Commission. The Company cautions readers not to place undue reliance on any forward-looking statements included in this report which speak only as of the date of this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks affecting the Company during fiscal 2008 and 2007 were exposures to price fluctuations of commodity and energy inputs, interest rates, and foreign currencies. These fluctuations impacted raw material and energy costs of all reporting segments, as well as the Company’s trading and merchandising activities, which are presented as discontinued operations for all periods presented in the Company’s financial statements.

Commodities—The Company purchases commodity inputs such as wheat, corn, oats, soybean meal, soybean oil, meat, dairy products, sugar, natural gas, electricity, and packaging materials to be used in its operations. These commodities are subject to price fluctuations that may create gross margin risk. The Company enters into commodity hedges to manage this price risk using physical forward contracts or derivative instruments. The Company has policies governing the hedging instruments its businesses may use. These policies include limiting the dollar risk exposure for each of its businesses. The Company also monitors the amount of associated counter-party credit risk for all non-exchange-traded transactions. In addition, the Company, during fiscal 2008 and 2007, purchased and sold certain commodities, such as wheat, corn, soybeans, soybean meal, soybean oil, oats, natural gas, and crude oil in its trading and merchandising business (presented in discontinued operations). To a lesser extent, the Company engages in wheat trading activities in its milling operations of the Food and Ingredients reporting segment. The Company’s trading activities are limited in terms of maximum dollar exposure, as measured by a dollar-at-risk methodology and monitored to ensure compliance.

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

Effect of 10% change in market prices (based upon positions at the end of each fiscal quarter):

(in millions)	2008	2007
Processing Activities
Grains
High	$22.6	$7.2
Low	1.2	1.8
Average	10.5	5.2
Energy
High	21.9	17.0
Low	6.7	2.4
Average	13.3	9.0

Trading Activities (Including trading activities of discontinued operations)
Grains
High	97.0	75.0
Low	52.6	33.4
Average	74.4	56.1
Meats
High	10.7	8.9
Low	—	—
Average	4.5	4.9
Energy
High	18.8	20.2
Low	—	—
Average	9.7	9.5

Interest Rates—The Company may use interest rate swaps to manage the effect of interest rate changes on its existing debt as well as the forecasted interest payments for the anticipated issuance of debt. At the end of fiscal 2008 and 2007, the Company did not have any interest rate swap agreements outstanding.

As of May 25, 2008 and May 27, 2007, the fair value of the Company’s fixed rate debt was estimated at $3.7 billion and $3.8 billion, respectively, based on current market rates primarily provided by outside investment advisors. As of May 25, 2008 and May 27, 2007, a one percentage point increase in interest rates would decrease the fair value of the Company’s fixed rate debt by approximately $228 million and $253 million, respectively, while a one percentage point decrease in interest rates would increase the fair value of the Company’s fixed rate debt by approximately $258 million and $288 million, respectively.

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

Effect of 10% change in exchange rates (based upon positions at the end of each fiscal quarter):

(in millions)	2008	2007
Processing Businesses
High	$22.2	$14.3
Low	15.0	7.7
Average	18.5	11.0

Trading Businesses (Included in discontinued operations)
High	5.2	—
Low	1.4	—
Average	2.9	—

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF EARNINGS

CONAGRA FOODS, INC. AND SUBSIDIARIES

Dollars in millions except per share amounts

	FOR THE FISCAL YEARS ENDED MAY
	2008	2007	2006
Net sales	$11,605.7	$10,531.7	$10,251.4
Costs and expenses:
Cost of goods sold	8,890.1	7,838.7	7,710.1
Selling, general and administrative expenses	1,766.1	1,774.1	1,842.4
Interest expense, net	253.3	219.5	271.5
Gain on sale of Pilgrim’s Pride Corporation common stock	—	—	329.4

Income from continuing operations before income taxes and equity method investment earnings (loss)	696.2	699.4	756.8
Income tax expense	227.2	245.5	235.0
Equity method investment earnings (loss)	49.7	28.4	(58.2)

Income from continuing operations	518.7	482.3	463.6

Income from discontinued operations, net of tax	411.9	282.3	70.2

Net income	$930.6	$764.6	$533.8

Earnings per share—basic
Income from continuing operations	$1.06	$0.96	$0.89
Income from discontinued operations	0.85	0.56	0.14

Net income	$1.91	$1.52	$1.03

Earnings per share—diluted
Income from continuing operations	$1.06	$0.95	$0.89
Income from discontinued operations	0.84	0.56	0.14

Net income	$1.90	$1.51	$1.03

The accompanying Notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

CONAGRA FOODS, INC. AND SUBSIDIARIES

Dollars in millions

	FOR THE FISCAL YEARS ENDED MAY
	2008	2007	2006
Net income	$930.6	$764.6	$533.8
Other comprehensive income (loss):
Net derivative adjustment, net of tax	(4.9)	(9.4)	6.6
Unrealized gains and losses on available-for-sale securities, net of tax:
Unrealized net holding gains (losses) arising during the period	(0.4)	2.5	(13.8)
Reclassification adjustment for gains included in net income	(3.8)	(2.2)	(73.4)
Currency translation adjustment:
Unrealized translation gains arising during the period	61.3	11.0	15.1
Reclassification adjustment for losses included in net income	—	21.7	—
Pension and postretirement healthcare liabilities, net of tax	238.6	39.8	(0.3)

Comprehensive income	$1,221.4	$828.0	$468.0

The accompanying Notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

CONAGRA FOODS, INC. AND SUBSIDIARIES

Dollars in millions except share data

	May 25, 2008	May 27, 2007
ASSETS
Current assets
Cash and cash equivalents	$140.9	$730.8
Receivables, less allowance for doubtful accounts of $17.6 and $16.8	890.6	819.0
Inventories	1,931.5	1,625.1
Prepaid expenses and other current assets	451.6	319.2
Current assets held for sale	2,667.4	1,511.9

Total current assets	6,082.0	5,006.0

Property, plant and equipment
Land and land improvements	199.5	115.0
Buildings, machinery and equipment	3,791.8	3,602.5
Furniture, fixtures, office equipment and other	809.9	835.9
Construction in progress	222.2	278.6

	5,023.4	4,832.0
Less accumulated depreciation	(2,533.6)	(2,625.5)

Property, plant and equipment, net	2,489.8	2,206.5

Goodwill	3,483.3	3,404.8
Brands, trademarks and other intangibles, net	816.7	774.8
Other assets	553.2	230.8
Noncurrent assets held for sale	257.5	212.6

	$13,682.5	$11,835.5

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable	$599.8	$21.3
Current installments of long-term debt	14.9	17.9
Accounts payable	786.0	746.5
Accrued payroll	374.2	334.5
Other accrued liabilities	688.3	846.3
Current liabilities held for sale	1,188.1	714.4

Total current liabilities	3,651.3	2,680.9

Senior long-term debt, excluding current installments	3,186.9	3,218.6
Subordinated debt	200.0	200.0
Other noncurrent liabilities	1,293.0	1,129.9
Noncurrent liabilities held for sale	13.9	23.2

Total liabilities	8,345.1	7,252.6

Commitments and contingencies (Notes 15 and 16)
Common stockholders’ equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 566,653,605 and 566,410,152	2,833.4	2,832.2
Additional paid-in capital	866.9	816.8
Retained earnings	3,409.5	2,856.0
Accumulated other comprehensive income (loss)	286.5	(5.9)
Less treasury stock, at cost, common shares 82,282,300 and 76,631,063	(2,058.9)	(1,916.2)

Total common stockholders’ equity	5,337.4	4,582.9

	$13,682.5	$11,835.5

The accompanying Notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY

CONAGRA FOODS, INC. AND SUBSIDIARIES

FOR THE FISCAL YEARS ENDED MAY

Dollars in millions except per share amounts

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Other	Total
Balance at May 29, 2005	565.9	$2,829.7	$761.6	$2,438.1	$44.0	$(1,209.3)	$(4.7)	$4,859.4

Stock option and incentive plans	0.3	1.4	2.4			30.6	2.5	36.9
Currency translation adjustment					15.1			15.1
Repurchase of common shares						(197.0)		(197.0)
Unrealized loss on securities, net of reclassification adjustment					(87.2)			(87.2)
Derivative adjustment, net of reclassification adjustment					6.6			6.6
Minimum pension liability					(0.3)			(0.3)
Dividends declared on common stock; $0.998 per share				(517.3)				(517.3)
Net income				533.8				533.8

Balance at May 28, 2006	566.2	2,831.1	764.0	2,454.6	(21.8)	(1,375.7)	(2.2)	4,650.0

Stock option and incentive plans	0.2	1.1	52.8	(1.4)		74.3	2.2	129.0
Currency translation adjustment, net of reclassification adjustment					32.7			32.7
Repurchase of common shares						(614.8)		(614.8)
Unrealized loss on securities, net of reclassification adjustment					0.3			0.3
Derivative adjustment, net of reclassification adjustment					(9.4)			(9.4)
Adoption of Statement of Financial Accounting Standards (“SFAS”) Statement No. 158, net of tax					(47.5)			(47.5)
Minimum pension liability					39.8			39.8
Dividends declared on common stock; $0.72 per share				(361.8)				(361.8)
Net income				764.6				764.6

Balance at May 27, 2007	566.4	2,832.2	816.8	2,856.0	(5.9)	(1,916.2)	—	4,582.9

Stock option and incentive plans	0.3	1.2	50.1	(1.6)		45.3		95.0
Currency translation adjustment					61.3			61.3
Repurchase of common shares						(188.0)		(188.0)
Unrealized loss on securities, net of reclassification adjustment					(4.2)			(4.2)
Derivative adjustment, net of reclassification adjustment					(4.9)			(4.9)
Adoption of FIN 48				1.2				1.2
SFAS No. 158 transition adjustment				(11.7)	1.6			(10.1)
Pension and postretirement healthcare benefits					238.6			238.6
Dividends declared on common stock; $0.75 per share				(365.0)				(365.0)
Net income				930.6				930.6

Balance at May 25, 2008	566.7	$2,833.4	$866.9	$3,409.5	$286.5	$(2,058.9)	$—	$5,337.4

The accompanying Notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

CONAGRA FOODS, INC. AND SUBSIDIARIES

FOR THE FISCAL YEARS ENDED MAY

Dollars in millions

	2008	2007	2006
Cash flows from operating activities:
Net income	$930.6	$764.6	$533.8
Income from discontinued operations	411.9	282.3	70.2

Income from continuing operations	518.7	482.3	463.6
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	296.7	335.3	300.3
Gain on sale of Pilgrim’s Pride Corporation common stock	—	—	(329.4)
(Gain) loss on sale of fixed assets	1.8	6.2	12.9
Gain on sale of businesses and equity method investments	—	(23.9)	(0.1)
Undistributed earnings of affiliates	(21.8)	(15.3)	(4.9)
Share-based payments expense	61.0	58.6	21.6
Non-cash impairments and casualty losses	—	12.7	178.1
Other items (includes pension and other postretirement benefits)	74.3	(117.9)	34.4
Change in operating assets and liabilities before effects of business acquisitions and dispositions:
Accounts receivable	(66.6)	(74.1)	14.4
Inventories	(256.5)	(107.2)	55.5
Prepaid expenses and other current assets	(136.5)	120.2	20.9
Accounts payable	27.2	168.6	115.3
Accrued payroll	(22.4)	(10.9)	37.8
Other accrued liabilities	(93.6)	15.9	20.5

Net cash flows from operating activities—continuing operations	382.3	850.5	940.9
Net cash flows from operating activities—discontinued operations	(280.2)	92.9	126.4

Net cash flows from operating activities	102.1	943.4	1,067.3

Cash flows from investing activities:
Purchase of marketable securities	(1,351.0)	(4,075.5)	—
Sales of marketable securities	1,352.0	4,078.4	—
Additions to property, plant and equipment	(450.6)	(386.7)	(251.9)
Purchase of leased warehouses	(39.2)	(93.6)	—
Sale of leased warehouses	35.6	91.6	—
Sale of investment in Swift note receivable	—	117.4	—
Sale of Pilgrim’s Pride Corporation common stock	—	—	482.4
Sale of businesses and equity method investments	—	73.6	12.2
Sale of property, plant and equipment	30.0	74.3	23.6
Purchase of businesses	(255.2)	—	—
Other items	1.5	11.2	(10.8)

Net cash flows from investing activities—continuing operations	(676.9)	(109.3)	255.5
Net cash flows from investing activities—discontinued operations	33.1	632.2	441.3

Net cash flows from investing activities	(643.8)	522.9	696.8

Cash flows from financing activities:
Net short-term borrowings	576.6	(7.3)	1.8
Repayment of long-term debt	(85.5)	(47.1)	(899.0)
Debt exchange premium payment	—	(93.7)	—
Repurchase of ConAgra Foods common shares	(188.0)	(614.8)	(197.1)
Cash dividends paid	(362.3)	(366.7)	(565.3)
Proceeds from exercise of employee stock options	37.5	63.8	18.9
Other items	(0.1)	3.1	0.8

Net cash flows from financing activities—continuing operations	(21.8)	(1,062.7)	(1,639.9)
Net cash flows from financing activities—discontinued operations	—	—	(0.2)

Net cash flows from financing activities	(21.8)	(1,062.7)	(1,640.1)

Net change in cash and cash equivalents	(563.5)	403.6	124.0
Discontinued operations cash activity included above:
Add: Cash balance included in assets held for sale at beginning of year	4.4	34.1	17.8
Less: Cash balance included in assets held for sale at end of year	(30.8)	(4.4)	(34.1)
Cash and cash equivalents at beginning of year	730.8	297.5	189.8

Cash and cash equivalents at end of year	$140.9	$730.8	$297.5

The accompanying Notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal years ended May 25, 2008, May 27, 2007, and May 28, 2006

Columnar Amounts in Millions Except Per Share Amounts

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year—The fiscal year of ConAgra Foods, Inc. (“ConAgra Foods” or the “Company”) ends the last Sunday in May. The fiscal years for the consolidated financial statements presented consist of 52-week periods for fiscal years 2008, 2007, and 2006.

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

Variable Interest Entities—The Company consolidates the assets and liabilities of several entities from which it leases corporate aircraft. For periods ending prior to September 2007, the Company consolidated several entities from which it leases office buildings. Each of these entities had been determined to be a variable interest entity and the Company was determined to be the primary beneficiary of each of these entities. In September 2007, the Company ceased to be the primary beneficiary of the entities from which it leases office buildings and, accordingly, the Company discontinued the consolidation of the assets and liabilities of these entities.

Due to the consolidation of variable interest entities, the Company reflects in its balance sheets:

	May 25, 2008	May 27, 2007
Property, plant and equipment, net	$51.8	$155.9
Other assets	—	13.8
Current installments of long-term debt	3.3	6.1
Senior long-term debt, excluding current installments	50.9	144.1
Other accrued liabilities	0.6	0.6
Other noncurrent liabilities	—	21.9

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 25, 2008, May 27, 2007, and May 28, 2006

Columnar Amounts in Millions Except Per Share Amounts

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

Inventories—The Company principally uses the lower of cost (determined using the first-in, first-out method) or market for valuing inventories other than merchandisable agricultural commodities. Grain, flour, and major feed ingredient inventories are principally stated at market value.

Property, Plant and Equipment—Property, plant and equipment are carried at cost. Depreciation has been calculated using primarily the straight-line method over the estimated useful lives of the respective classes of assets as follows:

Land improvements	1 - 40 years
Buildings	15 - 40 years
Machinery and equipment	3 - 20 years
Furniture, fixtures, office equipment, and other	5 - 15 years

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

Goodwill and Other Identifiable Intangible Assets—Goodwill and other identifiable intangible assets with indefinite lives (e.g., brands or trademarks) are not amortized and are tested annually for impairment of value and whenever events or changes in circumstances indicate the carrying amount of the asset may be impaired. Impairment of identifiable intangible assets with indefinite lives occurs when the fair value of the asset is less than its carrying amount. If impaired, the asset’s carrying amount is reduced to its fair value. Goodwill is evaluated using a two-step impairment test at the reporting unit level. A reporting unit can be an operating segment or a business within an operating segment. The first step of the test compares the recorded value of a reporting unit, including goodwill, with its fair value, as determined by its estimated discounted cash flows. If the recorded value of a reporting unit exceeds its fair value, the Company completes the second step of the test to determine the amount of goodwill impairment loss to be recognized. In the second step, the Company estimates an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill (including any unrecognized intangible assets). The impairment loss is equal to the excess of the recorded value of the goodwill over the implied fair value of that goodwill. The Company’s annual impairment testing is performed during the fourth quarter using a discounted cash flow-based methodology.

Identifiable intangible assets with definite lives (e.g., licensing arrangements with contractual lives or customer relationships) are amortized over their estimated useful lives and tested for impairment whenever

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 25, 2008, May 27, 2007, and May 28, 2006

Columnar Amounts in Millions Except Per Share Amounts

events or changes in circumstances indicate the carrying amount of the asset may be impaired. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used in evaluating elements of property, plant and equipment. If impaired, the asset is written down to its fair value.

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

Shipping and Handling—Amounts billed to customers related to shipping and handling are included in net sales. Shipping and handling costs are included in cost of goods sold.

Marketing Costs—The Company promotes its products with advertising, consumer incentives, and trade promotions. Such programs include, but are not limited to, discounts, coupons, rebates, and volume-based incentives. Advertising costs are expensed as incurred. Consumer incentives and trade promotion activities are recorded as a reduction of revenue or as a component of cost of goods sold based on amounts estimated as being due to customers and consumers at the end of the period, based principally on historical utilization and redemption rates. Advertising and promotion expenses totaled $393.3 million, $451.6 million, and $334.0 million in fiscal 2008, 2007, and 2006, respectively.

Research and Development—The Company incurred expenses of $68.9 million, $68.3 million, and $54.1 million for research and development activities in fiscal 2008, 2007, and 2006, respectively.

Comprehensive Income—Comprehensive income includes net income, currency translation adjustments, certain derivative-related activity, changes in the value of available-for-sale investments, and changes in prior service cost and net actuarial gains/losses from pension and postretirement health care plans. The Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 25, 2008, May 27, 2007, and May 28, 2006

Columnar Amounts in Millions Except Per Share Amounts

generally deems its foreign investments to be essentially permanent in nature and it does not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars. When the Company determines that a foreign investment is no longer permanent in nature, estimated taxes are provided for the related deferred taxes, if any, resulting from currency translation adjustments. The Company reclassified $21.7 million and $0.2 million of foreign currency translation gains to net income due to the disposal of foreign subsidiaries and equity method investments in fiscal 2007 and 2006, respectively.

The following is a rollforward of the balances in accumulated other comprehensive income, net of tax (except for currency translation adjustment):

	Currency Translation Adjustment, Net of Reclassification Adjustments	Net Derivative Adjustment	Unrealized Gain (Loss) on Securities, Net of Reclassification Adjustment	Pension and Postretirement Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at May 29, 2005	$13.6	$7.2	$90.0	$(66.8)	$44.0
Current-period change	15.1	6.6	(87.2)	(0.3)	(65.8)

Balance at May 28, 2006	28.7	13.8	2.8	(67.1)	(21.8)
Current-period change	32.7	(9.4)	0.3	(7.7)	15.9

Balance at May 27, 2007	61.4	4.4	3.1	(74.8)	(5.9)
Current-period change	61.3	(4.9)	(4.2)	240.2	292.4

Balance at May 25, 2008	$122.7	$(0.5)	$(1.1)	$165.4	$286.5

The following details the income tax expense (benefit) on components of other comprehensive income (loss):

	2008	2007	2006
Net derivative adjustment	$(3.0)	$(5.3)	$5.1
Unrealized gains (losses) on available-for-sale securities	(0.2)	1.4	(8.1)
Reclassification adjustment for gains included in net income	(2.2)	(1.2)	(41.3)
Pension and postretirement healthcare liabilities	148.2	23.3	3.2

Use of Estimates—Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect reported amounts of assets, liabilities, revenues, and expenses as reflected in the financial statements. Actual results could differ from these estimates.

Accounting Changes—As further discussed in Note 18, the Company elected to adopt the measurement date provisions of Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of May 28, 2007 (the first day of fiscal 2008).

As further discussed in Note 14, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes (as amended), as of May 28, 2007 (the first day of fiscal 2008). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 25, 2008, May 27, 2007, and May 28, 2006

Columnar Amounts in Millions Except Per Share Amounts

As further discussed in Note 13, the Company adopted SFAS No. 123R, Share-Based Payment, effective May 29, 2006 (the first day of fiscal 2007).

Recently Issued Accounting Pronouncements—In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133. This standard requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for the Company’s third quarter of fiscal 2009.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the Company’s fiscal 2009 for the Company’s financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in its consolidated financial statements. The FASB has provided for a one-year deferral of the implementation of this standard for other nonfinancial assets and liabilities. Management does not expect the adoption of SFAS No. 157 to have a material impact on the Company’s consolidated financial position or results of operations.

2. DISCONTINUED OPERATIONS AND DIVESTITURES

Trading and Merchandising Operations

On March 27, 2008, the Company entered into an agreement with affiliates of Ospraie Special Opportunities Fund (the “Ospraie Investors”) to sell its commodity trading and merchandising operations conducted by

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 25, 2008, May 27, 2007, and May 28, 2006

Columnar Amounts in Millions Except Per Share Amounts

ConAgra Trade Group and principally reported as the Trading and Merchandising segment. The operations include the domestic and international grain merchandising, fertilizer distribution, agricultural and energy commodities trading and services, and grain, animal, and oil seed byproducts merchandising and distribution business. In June 2008, subsequent to the Company’s fiscal 2008 year end, the sale of the trading and merchandising operations was completed. The Company reflects the results of these operations as discontinued operations for all periods presented. The assets and liabilities of the divested trading and merchandising operations have been reclassified as assets and liabilities held for sale within the Company’s consolidated balance sheets for all periods presented.

See Note 22 for further discussion on the sale of the trading and merchandising operations.

Knott’s Berry Farm® Operations

During the fourth quarter of fiscal 2008, the Company completed its divestiture of the Knott’s Berry Farm® (“Knott’s”) jams and jellies brand and operations for proceeds of approximately $55 million, resulting in no significant gain or loss. The Company reflects the results of these operations as discontinued operations for all periods presented. The assets and liabilities of the divested Knott’s business have been reclassified as assets and liabilities held for sale within the Company’s consolidated balance sheets for all periods prior to divestiture.

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

As a result of completing the divestiture of the packaged meats operations, the Company recognized a pre-tax curtailment gain related to postretirement benefits totaling approximately $9.4 million during the third quarter of fiscal 2007 (see Note 18 for further information). This amount has been included within results of discontinued operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 25, 2008, May 27, 2007, and May 28, 2006

Columnar Amounts in Millions Except Per Share Amounts

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

The results of the aforementioned businesses which have been divested are included within discontinued operations. The summary comparative financial results of discontinued operations were as follows:

	2008	2007	2006
Net sales	$2,203.0	$2,224.1	$3,920.6

Long-lived asset impairment charge	—	(21.1)	(240.9)
Income from operations of discontinued operations before income taxes	661.8	414.2	376.4
Net gain from disposal of businesses	7.0	64.3	115.5

Income before income taxes	668.8	457.4	251.0
Income tax expense	(256.9)	(175.1)	(180.8)

Income from discontinued operations, net of tax	$411.9	$282.3	$70.2

The effective tax rate for discontinued operations is significantly higher than the statutory rate in certain years due to the nondeductibility of certain goodwill of divested businesses.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 25, 2008, May 27, 2007, and May 28, 2006

Columnar Amounts in Millions Except Per Share Amounts

The assets and liabilities classified as held for sale as of May 25, 2008 and May 27, 2007 are as follows:

	2008	2007
Cash and cash equivalents	$30.8	$4.4
Receivables, less allowances for doubtful accounts	614.9	384.1
Inventories	1,294.2	723.4
Prepaids and other current assets	727.5	400.0

Current assets held for sale	$2,667.4	$1,511.9

Property, plant and equipment, net	$119.0	$114.7
Goodwill and other intangibles	17.0	43.3
Other assets	121.5	54.6

Noncurrent assets held for sale	$257.5	$212.6

Current installments of long-term debt	$0.3	$0.3
Accounts payable	596.6	361.6
Other accrued liabilities	591.2	352.5

Current liabilities held for sale	$1,188.1	$714.4

Noncurrent liabilities held for sale	$13.9	$23.2

During the first quarter of fiscal 2006, the Company sold the remaining 15.4 million shares of the Pilgrim’s Pride Corporation common stock for $482.4 million, resulting in a pre-tax gain of $329.4 million ($209.3 million after tax) and a net-of-tax reclassification from accumulated other comprehensive income of $95.3 million. The shares, along with other proceeds, were received in the fiscal 2004 divestiture of the Company’s chicken business.

3. ACQUISITIONS

On July 23, 2007, the Company acquired Alexia Foods, Inc. (“Alexia Foods”), a privately held natural food company headquartered in Long Island City, New York, for approximately $50 million in cash plus assumed liabilities. Alexia Foods offers premium natural and organic food items including potato products, appetizers, and artisan breads. At May 25, 2008, $34 million of the purchase price had been allocated to goodwill and $19 million to other intangible assets.

On September 5, 2007, the Company acquired Lincoln Snacks Holding Company, Inc. (“Lincoln Snacks”), a privately held company located in Lincoln, Nebraska, for approximately $50 million in cash plus assumed liabilities. Lincoln Snacks offers a variety of snack food brands and private label products. At May 25, 2008, $20 million of the purchase price had been allocated to goodwill and $17 million to other intangible assets.

On October 21, 2007, the Company acquired manufacturing assets of Twin City Foods, Inc., a potato processing business, for approximately $23 million in cash.

On February 25, 2008, the Company acquired Watts Brothers, a privately held group which owns and operates agricultural and farming businesses for approximately $132 million in cash plus assumed liabilities of approximately $101 million, including debt of approximately $84 million. Immediately following the close of the transaction, the Company retired approximately $64 million of the debt. At May 25, 2008, $17 million of the purchase price has been allocated to goodwill.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 25, 2008, May 27, 2007, and May 28, 2006

Columnar Amounts in Millions Except Per Share Amounts

The assets acquired and liabilities assumed in connection with these acquisitions were as follows:

Fair value of assets acquired	$400.5
Cash paid for purchases, net of cash acquired	254.0

Liabilities assumed	$146.5

Under the purchase method of accounting, the assets acquired and liabilities assumed in these acquisitions were recorded at their respective estimated fair values at the date of acquisition. The fair values are subject to refinement as the Company completes its analyses relative to the fair values at the respective acquisition dates.

The pro forma effect of the acquisitions mentioned above was not material.

4. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The change in the carrying amount of goodwill for fiscal 2008 and 2007 was as follows:

	Consumer Foods	Food and Ingredients	International Foods	Total
Balance as of May 28, 2006	$3,229.3	$84.8	$89.4	$3,403.5
Divestitures	—	(0.3)	—	(0.3)
Translation and other	(0.9)	0.6	1.9	1.6

Balance as of May 27, 2007	3,228.4	85.1	91.3	3,404.8
Acquisitions	53.2	16.6	—	69.8
Translation and other	—	1.1	7.6	8.7

Balance as of May 25, 2008	$3,281.6	$102.8	$98.9	$3,483.3

Other identifiable intangible assets were as follows:

	2008		2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$778.3	$—	$752.6	$—
Amortizing intangible assets	55.2	16.8	40.4	18.2

Total	$833.5	$16.8	$793.0	$18.2

Non-amortizing intangible assets are comprised of brands and trademarks.

Amortizing intangible assets, carrying a weighted average life of approximately 13 years, are principally composed of licensing arrangements and customer relationships. For fiscal 2008, 2007, and 2006, the Company recognized $2.6 million, $2.3 million, and $2.5 million, respectively, of amortization expense. Based on amortizing assets recognized in the Company’s balance sheet as of May 25, 2008, amortization expense is estimated to be approximately $4.6 million for each of the next five years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 25, 2008, May 27, 2007, and May 28, 2006

Columnar Amounts in Millions Except Per Share Amounts

In connection with the acquisitions of Alexia Foods, Lincoln Snacks, and Watts Brothers in fiscal 2008, the Company acquired approximately $70 million of non-deductible goodwill (of which $53 million and $17 million are presented in the Consumer Foods segment and Food and Ingredients segment, respectively) and approximately $36 million of intangible assets (all of which is presented in the Consumer Foods segment).

In May 2008, the Company entered into a new licensing and capabilities agreement with The Procter & Gamble Company that provides the Company access to unique nutrition-enhancing food ingredients and packaging capabilities related to sustainability, ergonomics and design, as well as access to research associated with those technologies. At May 25, 2008, an amortizable intangible asset of $16 million related to this agreement was reflected in brands, trademarks and other intangible assets.

5. EARNINGS PER SHARE

Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock awards, and other dilutive securities.

The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	2008	2007	2006
Net Income:
Income from continuing operations	$518.7	$482.3	$463.6
Income from discontinued operations	411.9	282.3	70.2

Net income	$930.6	$764.6	$533.8

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	487.5	504.2	518.1
Add: Dilutive effect of stock options, restricted stock awards, and other dilutive securities	3.4	2.9	2.1

Diluted weighted average shares outstanding	490.9	507.1	520.2

At the end of fiscal 2008, 2007, and 2006, there were 16.1 million, 14.9 million, and 20.9 million stock options outstanding, respectively, that were excluded from the computation of shares contingently issuable upon exercise of the stock options because exercise prices exceeded the annual average market value of the Company’s common stock.

6. RESTRUCTURING ACTIVITIES

2006-2008 Restructuring Plan

In February 2006, the Company’s board of directors approved a plan recommended by executive management to simplify the Company’s operating structure and reduce its manufacturing and selling, general, and administrative costs (“2006-2008 plan”). The plan included supply chain rationalization initiatives, the relocation of the Grocery Foods headquarters from Irvine, California to Naperville, Illinois, the centralization of shared services, salaried headcount reductions, and other cost-reduction initiatives. The plan was substantially completed by the end of fiscal 2008. The forecasted cost of the plan, as updated through May 25, 2008, is $232.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 25, 2008, May 27, 2007, and May 28, 2006

Columnar Amounts in Millions Except Per Share Amounts

million, of which a benefit of $1.6 million was recorded in fiscal 2008, $103.0 million of expense was recorded in fiscal 2007, and $129.6 million of expense was recorded in the second half of fiscal 2006. The Company has recorded expenses associated with this restructuring plan, including but not limited to, asset impairment charges, accelerated depreciation (i.e., incremental depreciation due to an asset’s reduced estimated useful life), inventory write-downs, severance and related costs, and plan implementation costs (e.g., consulting, employee relocation, etc.).

Included in the above estimates are $133.4 million of charges which have resulted or will result in cash outflows and $99.4 million of non-cash charges.

During fiscal 2008, the Company reassessed certain aspects of its plan to rationalize its supply chain. The Company determined that it will continue to operate three production facilities that it had previously planned to close. As a result of such determination, previously established reserves, primarily for related severance costs and pension costs, were reversed in fiscal 2008. The Company is currently evaluating the best use of a new production facility, the construction of which is in progress, in connection with its restructuring plans. The Company, based on its current assessment of likely scenarios, believes the carrying value of this facility ($41.1 million at May 25, 2008) is recoverable. In the event the Company determines that the future use of the new facility will not result in recovery of the recorded value of the asset, an impairment charge would be required.

The Company recognized the following cumulative (plan inception to May 25, 2008) pre-tax charges (recoveries) related to the 2006-2008 plan in its consolidated statements of earnings:

	Consumer Foods	Food and Ingredients	International Foods	Corporate	Total
Accelerated depreciation	$62.7	$—	$—	$—	$62.7
Inventory write-downs	5.9	0.2	—	—	6.1
Severance and related costs	—	1.1	—	—	1.1
Other (including plan shutdown costs)	(1.9)	—	—	—	(1.9)

Total cost of goods sold	66.7	1.3	—	—	68.0

Accelerated depreciation	5.7	—	—	0.4	6.1
Asset impairment	24.9	1.6	—	—	26.5
Severance and related costs	27.6	3.1	0.7	22.7	54.1
Contract termination	18.2	—	—	1.1	19.3
Pension/Postretirement	—	0.1	—	4.2	4.3
Plan implementation costs	27.7	0.2	—	28.3	56.2
Other, net	(2.2)	(1.3)	—	—	(3.5)

Total selling, general and administrative expenses	101.9	3.7	0.7	56.7	163.0

Consolidated total	$168.6	$5.0	$0.7	$56.7	$231.0

Included in the above are $131.6 million of charges which have resulted or will result in cash outflows and $99.4 million of non-cash charges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 25, 2008, May 27, 2007, and May 28, 2006

Columnar Amounts in Millions Except Per Share Amounts

Liabilities recorded for the various initiatives and changes therein for fiscal 2008 were as follows:

	Balance at May 27, 2007	Costs Paid or Otherwise Settled	Costs Incurred and Charged to Expense	Changes in Estimates	Balance at May 25, 2008
Severance and related costs	$24.8	$(13.3)	$—	$(6.2)	$5.3
Pension	1.8	—	—	(1.8)	—
Contract termination	3.2	(0.4)	—	(2.8)	—
Plan implementation costs	3.3	(11.9)	10.0	(1.2)	0.2

Total	$33.1	$(25.6)	$10.0	$(12.0)	$5.5

2008-2009 Restructuring Plan

During fiscal 2008, the Company’s board of directors approved a plan (“2008-2009 plan”) recommended by executive management to improve the efficiency of the Company’s Consumer Foods operations and related functional organizations and to streamline the Company’s international operations to reduce its manufacturing and selling, general, and administrative costs. This plan includes the reorganization of the Consumer Foods operations, the integration of the international headquarters functions into the Company’s domestic business, and exiting a number of international markets. These plans are expected to be substantially completed by the end of fiscal 2009. The forecasted costs of this plan, as updated through May 25, 2008, are $43.5 million, of which $27.8 million was recorded in fiscal 2008. The Company has recorded expenses associated with this restructuring plan, including but not limited to, inventory write-downs, severance and related costs, and plan implementation costs (e.g., consulting, employee relocation, etc.). The Company anticipates it will recognize the following pre-tax expenses associated with the 2008-2009 plan in the fiscal 2008 to 2009 timeframe (amounts include charges recognized in fiscal 2008):

	Consumer Foods	International Foods	Corporate	Total
Inventory write-downs	$—	$2.6	$—	$2.6

Total cost of goods sold	—	2.6	—	2.6

Asset impairment	—	0.8	—	0.8
Severance and related costs	7.9	11.0	3.4	22.3
Contract termination	—	5.8	—	5.8
Plan implementation costs	—	0.7	4.1	4.8
Goodwill/Brand impairment	—	0.2	—	0.2
Other, net	—	7.0	—	7.0

Total selling, general and administrative expenses	7.9	25.5	7.5	40.9

Consolidated total	$7.9	$28.1	$7.5	$43.5

Included in the above estimates are $34.0 million of charges which have resulted or will result in cash outflows and $9.5 million of non-cash charges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 25, 2008, May 27, 2007, and May 28, 2006

Columnar Amounts in Millions Except Per Share Amounts

During fiscal 2008, the Company recognized the following pre-tax charges in its consolidated statement of earnings for the fiscal 2008-2009 plan:

	Consumer Foods	International Foods	Corporate	Total
Inventory write-downs	$—	$2.4	$—	$2.4

Total cost of goods sold	—	2.4	—	2.4

Asset impairment	—	0.8	—	0.8
Severance and related costs	7.5	9.3	3.1	19.9
Contract termination	—	2.3	—	2.3
Plan implementation costs	—	0.3	1.3	1.6
Goodwill/Brand impairment	—	0.2	—	0.2
Other, net	—	0.6	—	0.6

Total selling, general and administrative expenses	7.5	13.5	4.4	25.4

Consolidated total	$7.5	$15.9	$4.4	$27.8

Liabilities recorded for the various initiatives and changes therein for fiscal 2008 under the 2008-2009 plan were as follows:

	Balance at May 27, 2007	Costs Paid or Otherwise Settled	Costs Incurred and Charged to Expense	Changes in Estimates	Balance at May 25, 2008
Severance and related costs	$—	$(3.9)	$19.9	$—	$16.0
Plan implementation costs	—	(1.2)	4.5	—	3.3

Total	$—	$(5.1)	$24.4	$—	$19.3

7. IMPAIRMENT OF DEBT AND EQUITY SECURITIES

During fiscal 2006, the Company recognized impairment charges totaling $75.8 million ($73.1 million after tax) of its investments in a malt venture and an unrelated investment in a foreign prepared foods business, due to declines in the estimated proceeds from the disposition of these investments. The investment in a foreign prepared foods business was disposed of in fiscal 2006. The extent of the impairments was determined based upon the Company’s assessment of the recoverability of its investments based primarily upon the expected proceeds of planned dispositions of the investments.

During fiscal 2007, the Company completed the disposition of the equity method investment in the malt venture for proceeds of approximately $24 million, including notes and other receivables totaling approximately $7 million. This transaction resulted in a pre-tax gain of approximately $4 million, with a related tax benefit of approximately $4 million. These charges and the subsequent gain on disposition are reflected in equity method investment earnings in the consolidated statements of earnings.

During fiscal 2006, the Company determined that the fair value of subordinated notes, with an original principal amount of $150 million plus accrued interest of $50.4 million from Swift Foods, were impaired and that the impairment was other-than-temporary. Accordingly, the Company reduced the carrying value of the notes to approximately $117 million and recognized impairment charges totaling $82.9 million in selling, general and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 25, 2008, May 27, 2007, and May 28, 2006

Columnar Amounts in Millions Except Per Share Amounts

administrative expenses, including the reclassification of the cumulative after-tax charges of $21.9 million from accumulated other comprehensive income. During fiscal 2007, the Company closed on the sale of these notes for approximately $117 million, net of transaction expenses, resulting in no additional gain or loss.

8. INVENTORIES

The major classes of inventories are as follows:

	2008	2007
Raw materials and packaging	$580.8	$458.5
Work in progress	100.0	94.6
Finished goods	1,179.1	1,001.3
Supplies and other	71.6	70.7

Total	$1,931.5	$1,625.1

9. CREDIT FACILITIES AND BORROWINGS

At May 25, 2008, the Company had credit lines from banks that totaled approximately $2.3 billion. These lines are comprised of a $1.5 billion multi-year revolving credit facility with a syndicate of financial institutions which matures in December 2011, uncommitted short-term loan facilities approximating $364 million, and uncommitted trade finance facilities approximating $424 million. Borrowings under the multi-year facility bear interest at or below prime rate and may be prepaid without penalty. The Company has not drawn upon this multi-year facility.

The uncommitted trade finance facilities mentioned above were maintained in order to finance certain working capital needs of the Company’s trading and merchandising operations. Subsequent to the sale of this business in June 2008, the Company exited these facilities.

The Company finances its short-term liquidity needs with bank borrowings, commercial paper borrowings, and bankers’ acceptances. As of May 25, 2008, the Company had outstanding borrowings of $578.3 million, primarily under the commercial paper arrangements. The weighted average interest rate on these borrowings as of May 25, 2008 was 2.76%. The average consolidated short-term borrowings outstanding under these facilities were $418.5 million and $4.3 million for fiscal 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 25, 2008, May 27, 2007, and May 28, 2006

Columnar Amounts in Millions Except Per Share Amounts

10. SENIOR LONG-TERM DEBT, SUBORDINATED DEBT AND LOAN AGREEMENTS

	2008	2007
Senior Debt
8.25% senior debt due September 2030	$300.0	$300.0
7.0% senior debt due October 2028	400.0	400.0
6.7% senior debt due August 2027 (redeemable at option of holders in 2009)	300.0	300.0
7.125% senior debt due October 2026	400.0	400.0
7.875% senior debt due September 2010	500.0	500.0
6.75% senior debt due September 2011	700.0	700.0
5.819% senior debt due June 2017	500.0	500.0
2.50% to 9.59% lease financing obligations due on various dates through 2024	122.4	174.6
Other	67.7	55.3

Total face value senior debt	3,290.1	3,329.9

Subordinated Debt
9.75% subordinated debt due March 2021	200.0	200.0

Total face value subordinated debt	200.0	200.0

Total debt face value	3,490.1	3,529.9
Unamortized discounts/premiums	(86.5)	(92.8)
Hedged debt adjustment to fair value	(1.8)	(0.6)
Less current installments	(14.9)	(17.9)

Total long-term debt	$3,386.9	$3,418.6

The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years following May 25, 2008, are as follows:

2009	$14.9
2010	12.4
2011	508.9
2012	717.6
2013	33.9

Lease financing obligations included $54 million and $150 million of debt of consolidated variable interest entities at May 25, 2008 and May 27, 2007, respectively. The liabilities recognized as a result of consolidating these entities do not represent additional claims on the general assets of the Company. The creditors of these entities have claims only on the assets of the specific variable interest entities to which they extend credit.

For periods ending prior to November 25, 2007, the Company consolidated several entities from which it leases office buildings. These entities were determined to be variable interest entities, and the Company was determined to be the primary beneficiary of each of these entities. In September 2007, the Company ceased to be the primary beneficiary of the entities from which it leases office buildings and, accordingly, the Company discontinued the consolidation of the assets and liabilities of these entities. This resulted in reducing the amount of long-term debt reflected in the Company’s balance sheet by $83 million. However, a lease agreement with one of the variable interest entities was determined to be a capital lease, and, as such, at May 25, 2008 the Company reflected the related leased assets of $46 million in property, plant and equipment, capital lease obligations of $44 million in senior long-term debt, and $2 million in current installments of long-term debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 25, 2008, May 27, 2007, and May 28, 2006

Columnar Amounts in Millions Except Per Share Amounts

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

The Company’s most restrictive note agreements (the revolving credit facilities and certain privately placed long-term debt) require the Company to repay the debt if consolidated funded debt exceeds 65% of the consolidated capital base, as defined, or if fixed charges coverage, as defined, is less than 1.75 to 1.0, as such terms are defined in applicable agreements. At May 25, 2008, the Company was in compliance with its debt covenants.

Net interest expense consists of:

	2008	2007	2006
Long-term debt	$255.9	$263.5	$311.5
Short-term debt	14.7	0.4	3.8
Interest income	(9.1)	(37.3)	(38.8)
Interest capitalized	(8.2)	(7.1)	(5.0)

	$253.3	$219.5	$271.5

Net interest paid from continuing and discontinued operations was $254.5 million, $228.2 million, and $304.9 million in fiscal 2008, 2007, and 2006, respectively.

The Company’s net interest expense was reduced by $1.2 million, $3.6 million, and $11.5 million in fiscal 2008, 2007, and 2006, respectively, due to the net impact of previously closed interest rate swap agreements.

The carrying amount of long-term debt (including current installments) was $3.4 billion as of May 25, 2008 and May 27, 2007. Based on current market rates provided primarily by outside investment bankers, the fair value of this debt at May 25, 2008 and May 27, 2007 was estimated at $3.7 billion and $3.8 billion, respectively.

As part of the Watts Brothers purchase in the fourth quarter of fiscal 2008, the Company assumed $83.8 million of debt, of which the Company immediately repaid $64.3 million after the acquisition.

During fiscal 2006, the Company redeemed $500 million of 6% senior debt due in September 2006 and $250 million of 7.875% senior debt due in September 2010. These early retirements of debt resulted in pre-tax losses of $30.3 million (including $26.3 million recognized in the fourth quarter of fiscal 2006), which are included in selling, general and administrative expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 25, 2008, May 27, 2007, and May 28, 2006

Columnar Amounts in Millions Except Per Share Amounts

11. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consisted of:

	May 25, 2008	May 27, 2007
Postretirement health care and pensions	$491.8	$538.8
Noncurrent income tax liabilities	637.1	452.6
Environmental liabilities primarily associated with the Company’s acquisition of Beatrice Company (see Note 16)	95.0	100.2
Other	119.4	88.5

	1,343.3	1,180.1
Less current portion	(50.3)	(50.2)

	$1,293.0	$1,129.9

12. CAPITAL STOCK

The Company has authorized shares of preferred stock as follows:

Class B—$50 par value; 150,000 shares

Class C—$100 par value; 250,000 shares

Class D—without par value; 1,100,000 shares

Class E—without par value; 16,550,000 shares

There were no preferred shares issued or outstanding as of May 25, 2008.

On December 4, 2003, the Company announced a share repurchase program of up to $1 billion. On September 28, 2006, the share repurchase program was increased to $1.5 billion, and during the second quarter of fiscal 2008, the Board of Directors authorized management to repurchase up to an additional $500 million of the Company’s common stock. During fiscal 2008, 2007, and 2006, the Company repurchased approximately 7.5 million shares at a total cost of $188.0 million, 24.3 million shares at a total cost of $614.8 million, and 8.7 million shares at a total cost of $197.0 million, respectively. See Note 22 for further discussion of the share repurchase authorization subsequent to fiscal 2008 year end.

13. SHARE-BASED PAYMENTS

In accordance with stockholder-approved plans, the Company issues share-based payments under various stock-based compensation arrangements, including stock options, restricted stock, performance shares, and other share-based awards.

On September 28, 2006, the stockholders approved the ConAgra Foods 2006 Stock Plan, which authorizes the issuance of up to 30 million shares of ConAgra Foods common stock. At May 25, 2008, approximately 19.6 million shares were reserved for granting additional options, restricted stock, bonus stock awards, or other share-based awards.

Stock Option Plan

The Company has stockholder-approved stock option plans which provide for granting of options to employees for the purchase of common stock at prices equal to the fair value at the date of grant. Options become exercisable under various vesting schedules (typically three to five years) and generally expire seven to ten years after the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 25, 2008, May 27, 2007, and May 28, 2006

Columnar Amounts in Millions Except Per Share Amounts

The fair value of each option is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted:

	2008	2007	2006
Expected volatility (%)	17.45	19.46	26.80
Dividend yield (%)	3.00	3.26	4.05
Risk-free interest rates (%)	4.58	5.02	3.84
Expected life of stock option (years)	4.75	4.64	6.00

The expected volatility is based on the historical market volatility of the Company’s stock over the expected life of the stock options granted. The expected life represents the period of time that the awards are expected to be outstanding and is based on the contractual term of each instrument, taking into account employees’ historical exercise and termination behavior.

A summary of the option activity as of May 25, 2008, and changes during the fifty-two weeks then ended is presented below:

	Fiscal 2008
Options	Number of Options (in Millions)	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at May 28, 2007	26.8	$23.84
Granted	8.3	$26.27
Exercised	(1.8)	$22.44		$4.8
Forfeited	(1.0)	$24.40
Expired	(1.6)	$31.62

Outstanding at May 25, 2008	30.7	$24.16	5.29	$20.0

Exercisable at May 25, 2008	23.2	$23.94	4.99	$17.1

The Company recognizes compensation expense using the straight-line method over the requisite service period. During fiscal 2008, 2007, and 2006, the Company granted 8.3 million options, 6.7 million options, and 8.0 million options, respectively, with a weighted average grant date value of $4.23, $3.92, and $4.52, respectively. The total intrinsic value of options exercised was $4.8 million, $7.6 million, and $2.9 million for fiscal 2008, 2007, and 2006, respectively. The closing market price of the Company’s common stock on the last trading day of fiscal 2008 was $23.38 per share.

Compensation expense and the related tax benefit for stock option awards totaled $26.7 million and $9.7 million, respectively, for fiscal 2008. Compensation expense and the related tax benefit for stock option awards totaled $21.4 million and $7.7 million, respectively, for fiscal 2007. No compensation expense was recognized in fiscal 2006 related to options as past awards (pre-SFAS No. 123R adoption) were accounted for under APB No. 25.

At May 25, 2008, the Company had $28.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over a weighted average period of 1.4 years.

Cash received from option exercises for the fiscal years ended May 25, 2008 and May 27, 2007 was $37.5 million and $63.8 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $1.8 million and $2.8 million for fiscal 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 25, 2008, May 27, 2007, and May 28, 2006

Columnar Amounts in Millions Except Per Share Amounts

Share Unit Plans

In accordance with stockholder-approved plans, the Company issues stock under various stock-based compensation arrangements, including restricted stock, restricted share equivalents, and other share-based awards (“share units”). These awards generally have requisite service periods of three to five years. Under each arrangement, stock is issued without direct cost to the employee. The Company estimates the fair value of the share units based upon the market price of the Company’s stock at the date of grant. Certain share unit grants do not provide for the payment of dividend equivalents to the participant during the requisite service period (vesting period). For those grants, the value of the grants is reduced by the net present value of the foregone dividend equivalent payments. The Company recognizes compensation expense for share unit awards on a straight-line basis over the requisite service period. The compensation expense for the Company’s share unit awards totaled $16.7 million, $10.4 million, and $23.8 million for fiscal 2008, 2007, and 2006, respectively. The tax benefit related to the compensation expense for fiscal 2008, 2007, and 2006 was $6.1 million, $3.8 million, and $8.7 million, respectively.

The following table summarizes the nonvested share units as of May 25, 2008, and changes during the fifty-two weeks then ended:

Share Units	Share Units (in Millions)	Weighted Average Grant-Date Fair Value
Nonvested share units at May 28, 2007	2.14	$23.64
Granted	1.41	$25.28
Vested/Issued	(0.72)	$23.44
Forfeited	(0.16)	$24.88

Nonvested share units at May 25, 2008	2.67	$24.91

During fiscal 2008, 2007, and 2006, the Company granted 1.4 million share units, 0.8 million share units, and 0.7 million share units, respectively, with a weighted average grant date value of $25.28, $22.75, and $22.74, respectively.

The total intrinsic value of share units vested during fiscal 2008, 2007, and 2006 was $16.9 million, $13.9 million, and $17.5 million, respectively.

At May 25, 2008, the Company had $33.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to share unit awards that will be recognized over a weighted average period of 2.1 years.

Performance Based Share Plan

Under its 2007 Performance Share Plan, adopted pursuant to stockholder-approved incentive plans, the Company granted selected executives and other key employees performance share awards with vesting contingent upon the Company meeting various Company-wide performance goals. The performance goals are based upon Company earnings before interest and taxes (EBIT) and Company return on average invested capital (ROAIC) measured over the fiscal 2007 to 2009 performance period. The awards actually earned will range from zero to three hundred percent of the targeted number of performance shares and be paid in shares of common stock. Generally, for the three-year performance period beginning with fiscal year 2007, up to one-third of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 25, 2008, May 27, 2007, and May 28, 2006

Columnar Amounts in Millions Except Per Share Amounts

targeted performance shares were earned in fiscal year 2007 based upon Company performance for fiscal year 2007; up to one-third of the targeted performance shares were earned in fiscal year 2008 based upon Company performance for the entire performance period, representing cumulative performance in fiscal 2007 and fiscal 2008; and the balance of the targeted performance shares, and any above target payout, may be earned based upon cumulative performance for the entire performance period, which concludes at the end of fiscal year 2009. Based on the attainment of various interim Company-wide performance goals, the Company issued one-third of the targeted performance shares granted under the 2007 performance share plan in July 2007 to those participants who were eligible for an interim payout and will issue one-third of the targeted number of performance shares granted under the 2007 performance share plan in July 2008 to those participants who are eligible for an interim payout.

Under its 2008 Performance Share Plan, adopted pursuant to stockholder-approved incentive plans, the Company granted selected executives and other key employees performance share awards with vesting contingent upon the Company meeting various Company-wide performance goals. The performance goals are based upon Company earnings before interest and taxes (EBIT) and Company return on average invested capital (ROAIC) measured over the fiscal 2008 to 2010 performance period. The awards actually earned will range from zero to three hundred percent of the targeted number of performance shares and be paid in shares of common stock. Subject to limited exceptions set forth in the plan, any shares earned will be distributed at the end of the three-year period.

The fair value of each grant was estimated based upon the Company’s stock price on the date of grant. Management must evaluate, on a quarterly basis, the probability that the target performance goals will be met and the anticipated level of attainment in order to determine the amount of compensation cost to recognize in the financial statements. If such defined performance goals are not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed. As the awards under the 2007 performance share plan contain both a service condition and performance conditions in order to vest and a certain portion of the award (tranche) may vest each fiscal year within the performance period, the Company recognizes compensation expense for these awards over the requisite service period for each separately vesting tranche. Awards under the 2008 performance share plan are recognized on a straight-line basis over the requisite service period.

A summary of the activity for performance share awards as of May 25, 2008, and changes during the fifty-two weeks then ended is presented below:

Performance Shares	Shares (in Millions)	Weighted Average Grant-Date Fair Value
Nonvested performance shares at May 28, 2007	1.7	$22.21
Granted	0.7	$26.61
Vested/Issued	(0.6)	$22.05
Forfeited	(0.1)	$24.06

Nonvested performance shares at May 25, 2008	1.7	$23.92

The compensation expense for the Company’s performance share awards totaled $19.2 million and $29.8 million for fiscal 2008 and 2007, respectively. The tax benefit related to the compensation expense for fiscal 2008 and 2007 was $7.0 million and $10.9 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 25, 2008, May 27, 2007, and May 28, 2006

Columnar Amounts in Millions Except Per Share Amounts

Based on estimates at May 25, 2008, the Company had $18.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to performance shares that will be recognized over a weighted average period of 1.5 years.

Restricted Cash Plan

The Company has granted restricted share equivalents pursuant to plans approved by stockholders that are ultimately settled in cash (“restricted cash”) based on the market price of the Company’s stock as of the date the award is fully vested. The value of the restricted cash is adjusted based upon the market price of the Company’s stock at the end of each reporting period and amortized as compensation expense over the vesting period (generally five years). The restricted cash awards earn dividend equivalents during the requisite service period (vesting period).

Restricted Cash	Share Equivalents (in Thousands)	Intrinsic Value
Outstanding share units at May 28, 2007	963	$25.66
Granted	—	—
Earned Dividend Equivalents	22	$24.74
Vested/Issued	(486)	$23.61
Forfeited	(18)	$24.49

Outstanding share units at May 25, 2008	481	$23.38

The compensation expense for the Company’s restricted cash awards totaled $1.2 million, $5.8 million, and $12.5 million for fiscal 2008, 2007, and 2006 respectively, while the tax benefit related to the compensation expense for the same periods was $0.4 million, $2.1 million, and $4.6 million, respectively. The total payments for share-based liabilities during fiscal 2008 and 2007 were $11.5 million and $4.1 million, respectively.

The following table illustrates the pro forma effect on net income and earnings per share assuming the Company had followed the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all outstanding and unvested stock options for the fifty-two weeks ended May 28, 2006.

2006
Net income, as reported	$533.8
Add: Stock-based employee compensation included in reported net income, net of related tax effects	22.4
Deduct: Total stock-based compensation expense determined under fair value based method, net of related tax effects	(33.9)

Pro forma net income	$522.3

Earnings per share:
Basic earnings per share—as reported	$1.03
Basic earnings per share—pro forma	$1.01
Diluted earnings per share—as reported	$1.03
Diluted earnings per share—pro forma	$1.01

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 25, 2008, May 27, 2007, and May 28, 2006

Columnar Amounts in Millions Except Per Share Amounts

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement has reduced net operating cash flows and increased net financing cash flows by approximately $1.8 million for fiscal 2008.

14. PRE-TAX INCOME AND INCOME TAXES

Pre-tax income from continuing operations (including equity method investment earnings (loss)) consisted of the following:

	2008	2007	2006
United States	$676.3	$681.2	$649.8
Foreign	69.6	46.6	48.8

	$745.9	$727.8	$698.6

The provision for income taxes included the following:

	2008	2007	2006
Current
Federal	$199.0	$256.9	$235.9
State	(6.0)	8.8	15.4
Foreign	18.0	12.9	17.1

	211.0	278.6	268.4
Deferred
Federal	26.2	(20.2)	4.7
State	(9.6)	(5.8)	(20.8)
Foreign	(0.4)	(7.1)	(17.3)

	16.2	(33.1)	(33.4)

	$227.2	$245.5	$235.0

Income taxes computed by applying the U.S. Federal statutory rates to income from continuing operations before income taxes are reconciled to the provision for income taxes set forth in the consolidated statements of earnings as follows:

	2008	2007	2006
Computed U.S. Federal income taxes	$261.0	$254.7	$244.5
State income taxes, net of U.S. Federal tax impact	(10.1)	1.9	(3.5)
Export, tax credits, and domestic manufacturing deduction	(18.6)	(10.5)	(9.1)
Foreign tax credits	(30.7)	(0.5)	(8.5)

Tax impact of equity method investment divestiture	—	(5.0)	27.6
IRS audit adjustments and settlement	(0.7)	20.5	—
Other	26.3	(15.6)	(16.0)

	$227.2	$245.5	$235.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 25, 2008, May 27, 2007, and May 28, 2006

Columnar Amounts in Millions Except Per Share Amounts

Fiscal 2008 state income taxes benefit includes state income tax expense on taxable income which was more than offset by certain tax benefits, principally related to the resolution of various state tax audits, a change in legal entity structure, and state tax credits. Fiscal 2006 state income taxes benefit includes state income tax expense on taxable income which was more than offset by certain tax benefits, principally related to a change in state deferred tax rates and changes in estimates.

Income taxes paid, net of refunds, were $471.3 million, $436.1 million, and $340.0 million in fiscal 2008, 2007, and 2006, respectively.

The tax effect of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

	2008		2007
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$—	$305.3	$—	$291.0
Goodwill, trademarks and other intangible assets	—	454.3	—	399.8
Accrued expenses	43.5	—	40.0	—
Compensation related liabilities	52.9	—	64.7	—
Pension and other postretirement benefits	84.9	—	198.4	—
Other liabilities that will give rise to future tax deductions	124.4	—	131.2	—
Long-term debt	—	15.7	—	33.7
Foreign tax credit carryforwards	9.3	—	15.4	—
State tax credit and NOL carryforwards	29.9	—	22.1	—
Other	26.1	—	21.4	25.4

	371.0	775.3	493.2	749.9
Less: Valuation allowance	(49.9)	—	(48.3)	—

Net deferred taxes	$321.1	$775.3	$444.9	$749.9

At May 25, 2008 and May 27, 2007, net deferred tax assets of $146.3 million and $147.6 million, respectively, are included in prepaid expenses and other current assets. At May 25, 2008 and May 27, 2007, net deferred tax liabilities of $600.5 million and $452.6 million, respectively, are included in other noncurrent liabilities.

Effective May 28, 2007, the Company adopted the provisions of FIN 48. As a result of the implementation of FIN 48, the Company recognized a $1.2 million decrease in the liability for unrecognized tax benefits, with a corresponding adjustment to retained earnings.

The liability for gross unrecognized tax benefits at May 25, 2008 was $75.8 million, excluding a related liability of $21.8 million for gross interest and penalties. Included in the balance at May 25, 2008 are $11.8 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. Any associated interest and penalties imposed would affect the tax rate. As of May 28, 2007, the Company’s gross liability for unrecognized tax benefits were $54.8 million, excluding a related liability of $12.7 million for gross interest and penalties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 25, 2008, May 27, 2007, and May 28, 2006

Columnar Amounts in Millions Except Per Share Amounts

The net amount of unrecognized tax benefits at May 25, 2008 and May 28, 2007 that, if recognized, would impact the Company’s effective tax rate was $46.2 million and $39.0 million, respectively. Recognition of these tax benefits would have a favorable impact on the Company’s effective tax rate.

The Company accrues interest and penalties associated with uncertain tax positions as part of income tax expense.

The Company conducts business and files tax returns in numerous countries, states, and local jurisdictions. The U.S. Internal Revenue Service (“IRS”) has completed its audit for tax years through fiscal 2004 and all resulting significant items for fiscal 2004 and prior years have been settled with the IRS. Other major jurisdictions where the Company conducts business generally have statutes of limitations ranging from 3 to 5 years.

The Company estimates that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by $20 million to $25 million over the next twelve months due to various federal, state, and foreign audit settlements and the expiration of statutes of limitations.

The change in the unrecognized tax benefits for the year ended May 25, 2008 was (in millions):

2008
Beginning balance on May 28, 2007	$54.8
Increases from positions established during prior periods	80.8
Decreases from positions established during prior periods	(69.9)
Increases from positions established during the current period	19.1
Decreases from positions established during the current period	(0.2)
Decreases relating to settlements with taxing authorities	(5.0)
Other adjustments to liability	(1.0)
Reductions resulting from lapse of applicable statute of limitation	(2.8)

Ending balance on May 25, 2008	$75.8

The Company has approximately $60.0 million of foreign net operating loss carryforwards ($16.5 million expire between fiscal 2008 and 2022 and $43.5 million have no expiration dates).

Substantially all of the Company’s foreign tax credits will expire between fiscal 2013 and 2018. State tax credits of approximately $14.8 million expire in various years ranging from fiscal 2010 to 2016.

The Company has recorded a valuation allowance for the portion of the net operating loss carryforwards, tax credit carryforwards, and other deferred tax assets it believes will more likely than not be realized. The net impact on income tax expense related to changes in the valuation allowance for fiscal 2008, 2007, and 2006 were charges of $1.6 million, $0.4 million, and a benefit of $0.9 million, respectively. The current year change principally relates to increases to the valuation allowances for state and foreign net operating losses and foreign capital losses, offset by decreases related to foreign tax credits and federal audit matters.

The Company has not provided U.S. deferred taxes on cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. Deferred taxes are provided for earnings of non- U.S. affiliates and associated companies when the Company determines that such earnings are no longer indefinitely reinvested.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 25, 2008, May 27, 2007, and May 28, 2006

Columnar Amounts in Millions Except Per Share Amounts

15. COMMITMENTS

The Company leases certain facilities and transportation equipment under agreements that expire at various dates. Rent expense under all operating leases for continuing operations was $129.1 million, $132.9 million, and $151.6 million in fiscal 2008, 2007, and 2006, respectively. Rent expense under operating leases for discontinued operations was $35.8 million, $35.9 million, and $41.7 million in fiscal 2008, 2007, and 2006, respectively.

A summary of noncancelable operating lease commitments for fiscal years following May 25, 2008, was as follows:

2009	$89.2
2010	80.0
2011	68.1
2012	58.9
2013	48.0
Later years	170.7

$514.9

The Company had performance bonds and other commitments and guarantees outstanding at May 25, 2008, aggregating to $56.3 million. This amount includes approximately $23 million in guarantees and other commitments the Company has made on behalf of the divested fresh beef and pork business.

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

The environmental proceedings include litigation and administrative proceedings involving Beatrice’s status as a potentially responsible party at 36 Superfund, proposed Superfund, or state-equivalent sites; these sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. Beatrice has paid or is in the process of paying its liability share at 34 of these sites. Reserves for these matters have been established based on the Company’s best estimate of its undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The reserves for Beatrice environmental matters totaled $93.6 million as of May 25, 2008, a majority of which relates to the Superfund and state equivalent sites referenced above. Expenditures for these matters are expected to continue for a period of up to 20 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 25, 2008, May 27, 2007, and May 28, 2006

Columnar Amounts in Millions Except Per Share Amounts

As part of the fresh beef and pork divestiture, the Company guaranteed the performance of the divested fresh beef and pork business with respect to a hog purchase contract. The hog purchase contract requires the divested fresh beef and pork business to purchase a minimum of approximately 1.2 million hogs annually through 2014. The contract stipulates minimum price commitments, based in part on market prices, and in certain circumstances also includes price adjustments based on certain inputs. The Company is also a party to various potato supply agreements. Under the terms of certain such potato supply agreements, the Company has guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At May 25, 2008, the amount of supplier loans effectively guaranteed by the Company was approximately $26 million. The Company has not established a liability for these guarantees, as the Company has determined that the likelihood of its required performance under the guarantees is remote.

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

17. DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to market risks from adverse changes in:

•	commodity prices affecting the cost of raw materials and energy,

•	foreign exchange rates, and

•	interest rates.

In the normal course of business, these risks are managed through a variety of strategies, including the use of derivatives.

Commodity futures and options contracts are used to reduce the volatility of commodity input prices on items such as natural gas, vegetable oils, proteins, dairy, grains, and electricity. Generally, the Company economically hedges a portion of its anticipated consumption of commodity inputs for periods ranging from 12 to 36 months. The Company may enter into longer-term economic hedges on particular commodities if deemed appropriate. As of May 25, 2008, the Company had economically hedged certain portions of its anticipated consumption of commodity inputs through November 2010.

In order to reduce exposures related to changes in foreign currency exchange rates, the Company, when deemed prudent, enters into forward exchange or option contracts to economically hedge transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 25, 2008, May 27, 2007, and May 28, 2006

Columnar Amounts in Millions Except Per Share Amounts

From time to time, the Company may use derivative instruments, including interest rate swaps, to reduce exposures related to changes in interest rates. At the end of fiscal 2008, 2007, and 2006, the Company had no interest rate swap agreements outstanding.

In prior periods, the Company has designated certain derivatives as fair value hedges or cash flow hedges qualifying for hedge accounting treatment. The Company discontinued designating derivatives as cash flow hedges during the first quarter of fiscal 2008 and had no qualifying fair value hedges during the periods covered by this report.

Gains and losses associated with designated cash flow hedges were deferred in accumulated other comprehensive income until the underlying hedged item impacted earnings. At that time, the Company reclassified net gains and losses from cash flow hedges into the same line item of the consolidated statement of earnings as where the effects of the hedged item are recorded, typically cost of goods sold. As of May 27, 2007 the deferred gain, net of tax, recognized in accumulated other comprehensive income was $4.9 million.

Hedge ineffectiveness for cash flow hedges may impact net earnings when a change in the value of a hedge does not offset the change in the value of the underlying hedged item. For fiscal 2008, 2007, and 2006, the ineffectiveness associated with derivatives designated as cash flow hedges from continuing operations was a loss of $1.1 million, a loss of $3.3 million, and a gain of $3.1 million, respectively. The Company recognized no gain or loss from ineffectiveness for fiscal 2008, a loss of $0.1 million in fiscal 2007, and a gain of $1.7 million in fiscal 2006 within results of discontinued operations. Depending on the nature of the hedge, ineffectiveness is recognized within cost of goods sold, selling, general and administrative expense, or income (loss) from discontinued operations, net of tax. The Company does not exclude any component of the hedging instrument’s gain or loss when assessing ineffectiveness.

Many of the Company’s derivatives do not qualify for, and, as noted above, the Company is not currently designating any derivatives to achieve hedge accounting treatment. Changes in the market value of derivatives are recognized in current earnings within cost of goods sold, selling and general and administrative expenses, or income (loss) from discontinued operations, depending on the nature of the transaction.

In addition to using derivatives to manage risk, the Company engages in the trading of commodities and related derivatives in the normal course of business. This trading occurs primarily in the trading and merchandising business which is presented within discontinued operations in the Company’s consolidated financial statements. Exchange-traded futures and options contracts and over-the-counter option contracts, as well as forward cash purchase contracts and forward cash sales contracts of energy and agricultural commodities are used as components of trading and merchandising strategies.

All derivative instruments are recognized on the balance sheet at fair value. The fair value of derivative assets is recognized within prepaid expenses and other current assets, and current assets held for sale, while the fair value of derivative liabilities is recognized within other accrued liabilities and current liabilities held for sale. As of May 25, 2008 and May 27, 2007, the total fair value of derivative assets recognized within prepaid expenses and other current assets was $207.0 million and $60.5 million, respectively, while the amount recognized within current assets held for sale was $536.6 million and $299.5 million, respectively. As of May 25, 2008 and May 27, 2007, the fair value of derivatives recognized within other accrued liabilities was $55.8 million and $15.3 million, respectively while the amount recognized within current liabilities held for sale was $301.6 million and $217.9 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 25, 2008, May 27, 2007, and May 28, 2006

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

On May 27, 2007, the Company adopted the recognition and disclosure requirements of SFAS No. 158 which requires that the Company recognize the overfunded or underfunded status of its plans as an asset or liability on its consolidated balance sheet. The funded status is the difference between the fair value of plan assets and the benefit obligation. Subsequent changes in the funded status will be recognized through comprehensive income in the year in which they occur.

The changes in benefit obligations and plan assets at May 25, 2008 and February 28, 2007 are presented in the following table. Due to the adoption of the measurement date provisions of SFAS No. 158, the changes in benefit obligations and plan assets for fiscal 2008 include fifteen months of activity.

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Change in Benefit Obligation
Benefit obligation at beginning of year	$2,385.6	$2,331.4	$410.1	$399.6
Service cost	74.8	55.4	1.4	1.5
Interest cost	166.6	130.6	26.8	20.6
Plan participants’ contributions	—	—	11.1	8.1
Amendments	0.4	6.6	—	—
Actuarial (gain) loss	(261.5)	(17.1)	(9.8)	41.3
Curtailments	—	—	0.4	(14.5)
Other	—	0.3	—	0.1
Benefits paid	(156.7)	(121.6)	(58.2)	(46.6)

Benefit obligation at end of year	$2,209.2	$2,385.6	$381.8	$410.1

Change in Plan Assets
Fair value of plan assets at beginning of year	$2,254.7	$1,961.4	$4.8	$5.2
Actual return on plan assets	306.6	251.7	0.2	0.3
Employer contributions	10.4	176.8	46.3	37.8
Plan participants’ contributions	—	—	11.1	8.1
Investment and administrative expenses	(17.5)	(13.7)	—	—
Other	—	0.1	—	—
Benefits paid	(156.7)	(121.6)	(58.2)	(46.6)

Fair value of plan assets at end of year	$2,397.5	$2,254.7	$4.2	$4.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 25, 2008, May 27, 2007, and May 28, 2006

Columnar Amounts in Millions Except Per Share Amounts

The funded status and amounts recognized in the Company’s consolidated balance sheets at May 25, 2008 and May 27, 2007 were:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Funded status	$188.3	$(130.9)	$(377.6)	$(405.3)
Fourth quarter employer contribution	—	2.0	—	13.1

Net amount recognized	$188.3	$(128.9)	$(377.6)	$(392.2)

Amounts Recognized in Consolidated Balance Sheets
Other assets	$302.5	$17.7	$—	$—
Other accrued liabilities	(6.7)	(6.3)	(36.8)	(36.1)
Other noncurrent liabilities	(107.5)	(140.3)	(340.8)	(356.1)

Net amount recognized	$188.3	$(128.9)	$(377.6)	$(392.2)

Amounts Recognized in Accumulated Other Comprehensive (Income) Loss
Actuarial net loss (gain)	$(334.2)	$41.2	$112.7	$137.9
Net prior service cost (credit)	17.7	21.5	(39.6)	(54.1)

Total	$(316.5)	$62.7	$73.1	$83.8

Weighted-Average Actuarial Assumptions Used to Determine
Benefit Obligations At May 25, 2008 and February 28, 2007
Discount rate	6.60%	5.75%	6.40%	5.50%
Long-term rate of compensation increase	4.25%	4.25%	N/A	N/A

The accumulated benefit obligation for all defined benefit pension plans was $2.1 billion and $2.3 billion at May 25, 2008 and February 28, 2007, respectively.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets at May 25, 2008 and February 28, 2007 were:

	2008	2007
Projected benefit obligation	$218.6	$280.3
Accumulated benefit obligation	219.2	282.2
Fair value of plan assets	104.4	154.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 25, 2008, May 27, 2007, and May 28, 2006

Columnar Amounts in Millions Except Per Share Amounts

Components of pension benefit and other postretirement benefit costs were:

	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006
Service cost	$59.9	$55.4	$63.7	$1.1	$1.5	$2.5
Interest cost	133.3	130.6	125.6	21.5	20.6	21.5
Expected return on plan assets	(148.6)	(133.7)	(129.6)	(0.2)	(0.2)	(0.3)
Amortization of prior service costs	3.4	3.3	2.7	(11.7)	(13.0)	(12.9)
Recognized net actuarial loss	8.4	17.6	18.9	12.0	10.4	8.1
Curtailment (gain) loss	—	1.9	4.5	0.4	(9.4)	(0.6)

Benefit cost—Company plans	56.4	75.1	85.8	23.1	9.9	18.3
Pension benefit cost—multi-employer plans	8.5	7.7	10.5	—	—	—

Total benefit cost	$64.9	$82.8	$96.3	$23.1	$9.9	$18.3

Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss) were:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Net actuarial gain	$(365.0)	$—	$(9.6)	$—
Prior service cost	0.4	—	—	—
Amortization of prior service cost	(3.4)	—	11.7	—
Recognized net actuarial loss	(8.4)	—	(12.0)	—
Minimum pension liability	—	(60.1)	—	—

Net amount recognized	$(376.4)	$(60.1)	$(9.9)	$—

Weighted-Average Actuarial Assumptions

Used to Determine Net Expense

	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006
Discount rate	5.75%	5.75%	5.75%	5.50%	5.50%	5.50%
Long-term rate of return on plan assets	7.75%	7.75%	7.75%	4.50%	4.50%	4.50%
Long-term rate of compensation increase	4.25%	4.25%	4.25%	N/A	N/A	N/A

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

The amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net expense during the next year are as follows:

	Pension Benefits	Other Benefits
Prior service cost (benefit)	$3.0	$(11.5)
Net actuarial losses	2.2	10.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 25, 2008, May 27, 2007, and May 28, 2006

Columnar Amounts in Millions Except Per Share Amounts

To develop the expected long-term rate of return on plan assets assumption for the pension plan, the Company considers the current level of expected returns on risk free investments (primarily government bonds), the historical level of risk premium associated with the other asset classes in which the portfolio is invested, and the expectations for future returns of each asset class. The expected return for each asset class is then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio.

The Company’s pension plan weighted-average asset allocations and the Company’s target asset allocations at May 25, 2008 and February 28, 2007, by asset category were as follows:

	May 25, 2008	February 28, 2007	Target Allocation
Equity Securities	54%	62%	50-80%
Debt Securities	31%	28%	20-30%
Real Estate	5%	5%	0-8%
Other	10%	5%	0-20%

Total	100%	100%

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

Assumed health care cost trend rates have a significant effect on the benefit obligation of the postretirement plans.

Assumed Health Care Cost Trend Rates at	May 25, 2008	February 28, 2007
Initial health care cost trend rate	9.5%	9.5%
Ultimate health care cost trend rate	5.5%	5.0%
Year that the rate reaches the ultimate trend rate	2013	2013

A one percentage point change in assumed health care cost rates would have the following effect:

	One Percent Increase	One Percent Decrease
Effect on total service and interest cost	$1.7	$(1.6)
Effect on postretirement benefit obligation	25.9	(22.6)

The Company currently anticipates making contributions of approximately $7.0 million to the pension plans in fiscal 2009. This estimate is based on current tax laws, plan asset performance and liability assumptions, which are subject to change. The Company anticipates making contributions of $43.5 million to the postretirement plan in fiscal 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 25, 2008, May 27, 2007, and May 28, 2006

Columnar Amounts in Millions Except Per Share Amounts

The following table presents estimated future gross benefit payments and Medicare Part D subsidy receipts for the Company’s plans:

		Health Care and Life Insurance
	Pension Benefits	Benefit Payments	Subsidy Receipts
2009	$125.1	$44.2	$(4.3)
2010	129.2	45.1	(4.5)
2011	133.7	45.4	(4.4)
2012	137.7	45.2	(4.3)
2013	143.3	43.7	(4.1)
Succeeding 5 years	805.6	196.2	(18.2)

Certain employees of the Company are covered under defined contribution plans. The expense related to these plans was $24.4 million, $22.9 million, and $25.9 million in fiscal 2008, 2007, and 2006, respectively.

19. RELATED PARTY TRANSACTIONS

Sales to affiliates (equity method investees) of $4.2 million, $3.8 million, and $2.9 million for fiscal 2008, 2007, and 2006, respectively, are included in net sales. The Company received management fees from affiliates of $16.3 million, $14.8 million, and $13.5 million in fiscal 2008, 2007, and 2006, respectively. Accounts receivable from affiliates totaled $3.2 million and $2.5 million at May 25, 2008 and May 27, 2007, respectively, of which $3.0 million and $2.1 million are included in current assets held for sale, respectively. Accounts payable to affiliates totaled $15.6 million and $13.5 million at May 25, 2008 and May 27, 2007, respectively.

During the first quarter of fiscal 2007, the Company sold an aircraft for proceeds of approximately $8.1 million to a company on whose board of directors one of the Company’s directors sits. The Company recognized a gain of approximately $3.0 million on the transaction.

The Company leases various buildings that are beneficially owned by Opus Corporation or entities related to Opus Corporation (the “Opus Entities”). The Opus Entities are affiliates or part of a large, national real estate development company. A former member of the Company’s Board of Directors, who left the board in the second quarter of fiscal 2008, is a beneficial owner, officer and chairman of Opus Corporation, and a director or officer of the related entities. The agreements relate to the leasing of land, buildings, and equipment for the Company in Omaha, Nebraska. The Company occupies the buildings pursuant to long-term leases with Opus Corporation and other investors, and the leases contain various termination rights and purchase options. The Company made rental payments of $13.5 million, $14.4 million, and $15.8 million in fiscal 2008, 2007, and 2006, respectively, to the Opus Entities. The Company has also contracted with the Opus Entities for construction and property management services. The Company made payments of $1.6 million, $2.8 million, and $3.0 million to the Opus Entities for these services in fiscal 2008, 2007, and 2006, respectively.

20. BUSINESS SEGMENTS AND RELATED INFORMATION

The Company’s operations are organized into three reporting segments: Consumer Foods, Food and Ingredients, and International Foods. The Consumer Foods reporting segment includes branded, private label, and customized food products which are sold in various retail and foodservice channels. The products include a variety of categories (meals, entrees, condiments, sides, snacks, and desserts) across frozen, refrigerated, and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 25, 2008, May 27, 2007, and May 28, 2006

Columnar Amounts in Millions Except Per Share Amounts

shelf-stable temperature classes. The Food and Ingredients reporting segment includes commercially branded foods and ingredients, which are sold principally to foodservice, food manufacturing, and industrial customers. The segment’s primary products include specialty potato products, milled grain ingredients, dehydrated vegetables and seasonings, blends, and flavors. The International Foods reporting segment includes branded food products which are sold in retail channels principally in North America, Europe, and Asia. The products include a variety of categories (meals, entrees, condiments, sides, snacks, and desserts) across frozen, refrigerated, and shelf-stable temperature classes.

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

In June 2008, subsequent to the Company’s fiscal 2008 year end, the trading and merchandising operations were divested. The operations from this business have been included in discontinued operations. Accordingly, all prior periods have been recharacterized to reflect this change.

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

General corporate expenses included transition services income of $14 million for fiscal 2008 related to services provided to the buyers of certain divested businesses. Prior to fiscal 2008, the Company recognized the transition services income in Consumer Foods operating profit. Consumer Foods operating profit included transition services income of $23 million for fiscal 2007. Fiscal 2006 transition services income was immaterial.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 25, 2008, May 27, 2007, and May 28, 2006

Columnar Amounts in Millions Except Per Share Amounts

	2008	2007	2006
Sales to unaffiliated customers
Consumer Foods	$6,799.8	$6,496.7	$6,511.1
Food and Ingredients	4,128.1	3,421.5	3,129.6
International Foods	677.8	613.5	610.7

Total	$11,605.7	$10,531.7	$10,251.4

Intersegment sales
Consumer Foods	$96.0	$89.7	$152.1
Food and Ingredients	210.3	185.8	198.0
International Foods	8.6	7.2	5.5

	314.9	282.7	355.6
Intersegment elimination	(314.9)	(282.7)	(355.6)

Total	$—	$—	$—

Sales
Consumer Foods	$6,895.8	$6,586.4	$6,663.2
Food and Ingredients	4,338.4	3,607.3	3,327.6
International Foods	686.4	620.7	616.2
Intersegment elimination	(314.9)	(282.7)	(355.6)

Total net sales	$11,605.7	$10,531.7	$10,251.4

Operating profit
Consumer Foods	$780.8	$847.6	$833.4
Food and Ingredients	511.7	434.8	353.7
International Foods	49.3	64.4	62.1

Total operating profit	1,341.8	1,346.8	1,249.2
General corporate expenses	(392.3)	(427.9)	(550.3)
Gain on sale of Pilgrim’s Pride Corporation common stock	—	—	329.4
Interest expense, net	(253.3)	(219.5)	(271.5)
Income tax expense	(227.2)	(245.5)	(235.0)
Equity method investment earnings (loss)	49.7	28.4	(58.2)

Income from continuing operations	518.7	482.3	463.6
Income from discontinued operations, net of tax	411.9	282.3	70.2

Net income	$930.6	$764.6	$533.8

Identifiable assets
Consumer Foods	$6,694.2	$6,404.1	$6,269.5
Food and Ingredients	2,402.3	1,780.6	1,689.0
International Foods	397.5	361.8	352.0
Corporate	1,263.6	1,564.5	1,532.4
Held for sale	2,924.9	1,724.5	2,127.5

Total	$13,682.5	$11,835.5	$11,970.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 25, 2008, May 27, 2007, and May 28, 2006

Columnar Amounts in Millions Except Per Share Amounts

	2008	2007	2006
Additions to property, plant and equipment
Consumer Foods	$156.1	$203.3	$90.3
Food and Ingredients	172.0	102.3	75.1
International Foods	4.8	8.0	2.9
Corporate	117.7	73.1	83.6

Total	$450.6	$386.7	$251.9

Depreciation and amortization
Consumer Foods	$128.5	$173.5	$145.0
Food and Ingredients	69.3	67.7	69.1
International Foods	2.9	3.1	3.5
Corporate	96.0	91.0	82.7

Total	$296.7	$335.3	$300.3

At May 25, 2008, ConAgra Foods and its subsidiaries had approximately 25,000 employees, primarily in the United States. Approximately 52% of the Company’s employees are parties to collective bargaining agreements. Of the 52% of those employees, approximately 34% are parties to collective bargaining agreements that are scheduled to expire during fiscal 2009.

The operations of the Company are principally in the United States. With respect to operations outside of the United States, no single foreign country or geographic region was significant with respect to consolidated operations for fiscal 2008, 2007, and 2006. Foreign net sales, including sales by domestic segments to customers located outside of the United States, were approximately $1.2 billion, $1.1 billion, and $1.0 billion in fiscal 2008, 2007, and 2006, respectively. The Company’s long-lived assets located outside of the United States are not significant.

The Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 15%, 15%, and 13% of consolidated net sales for fiscal 2008, 2007, and 2006, respectively. This reflects all Consumer Foods businesses, including those which are classified as discontinued operations.

Wal-Mart Stores, Inc. and its affiliates accounted for approximately 13% of consolidated net receivables for both fiscal 2008 and 2007. This reflects all Consumer Foods businesses, including those which are classified as discontinued operations.

The Company’s restructuring plans include the reorganization of the Consumer Foods operations, integration of the international headquarters function into the Company’s domestic Consumer Foods business, exiting of a number of international markets, and reducing administrative headcount. The Company has also begun transitioning the direct management of the Consumer Foods reporting segment to the Chief Executive Officer. As a result of these plans, which are expected to be fully implemented early in fiscal 2009, the Company expects to change its reporting segments beginning in the first quarter of fiscal 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 25, 2008, May 27, 2007, and May 28, 2006

Columnar Amounts in Millions Except Per Share Amounts

21. QUARTERLY FINANCIAL DATA (Unaudited)

(in millions, except per share amounts)

	2008				2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$2,621.1	$2,951.2	$2,955.3	$3,078.1	$2,474.7	$2,776.6	$2,615.1	$2,665.3
Gross profit	618.8	742.2	706.9	647.7	628.8	748.4	681.8	634.0
Income from continuing operations	131.0	134.6	167.5	85.6	98.9	174.5	146.3	62.6
Income from discontinued operations	44.4	110.2	141.6	115.7	67.8	38.8	46.3	129.4

Net income	$175.4	$244.8	$309.1	$201.3	$166.7	$213.3	$192.6	$192.0

Earnings per share (1):
Basic earnings per share:
Income from continuing operations	$0.27	$0.28	$0.34	$0.18	$0.19	$0.34	$0.29	$0.13
Income from discontinued operations	0.09	0.22	0.29	0.23	0.14	0.08	0.09	0.26

Net income	$0.36	$0.50	$0.63	$0.41	$0.33	$0.42	$0.38	$0.39

Diluted earnings per share:
Income from continuing operations	$0.27	$0.27	$0.34	$0.18	$0.19	$0.34	$0.29	$0.13
Income from discontinued operations	0.09	0.23	0.29	0.23	0.14	0.08	0.09	0.26

Net income	$0.36	$0.50	$0.63	$0.41	$0.33	$0.42	$0.38	$0.39

Dividends declared per common share	$0.18	$0.19	$0.19	$0.19	$0.18	$0.18	$0.18	$0.18
Share price:
High	$27.43	$27.03	$25.93	$24.70	$23.72	$26.15	$27.52	$25.67
Low	24.99	22.81	21.00	21.14	21.25	23.17	25.24	24.13

(1)

Amounts differ from previously filed quarterly reports. During the fourth quarter of fiscal 2008, the Company began to reflect the operations of its trading and merchandising operations and the Knott’s Berry Farm® operations as discontinued operations. See additional detail in Note 2.

(2)

Basic and diluted earnings per share are calculated independently for each of the quarters presented. Accordingly, the sum of the quarterly earnings per share amounts may not agree with the total year.

22. SUBSEQUENT EVENTS

On June 23, 2008, the Company completed the sale of its domestic and international grain merchandising, fertilizer distribution, and commodities trading and merchandising operations for before-tax proceeds of 1) approximately $2.2 billion in cash, net of transaction costs (including incentive compensation amounts due to employees due to accelerated vesting), 2) $550 million (face value) of payment-in-kind debt securities issued by the purchaser (the “Notes”) which will be recorded at an estimated fair value of $483 million, 3) a short-term

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended May 25, 2008, May 27, 2007, and May 28, 2006

Columnar Amounts in Millions Except Per Share Amounts

receivable of $37 million due from the purchaser, and 4) a four-year warrant to acquire approximately 5% of the issued common equity of the parent company of the divested operations. The Company will recognize an estimated after-tax gain on the disposition of approximately $300 million in the first quarter of fiscal 2009.

The Notes were issued in three tranches:

$99,990,000 principal amount of 10.5% notes due June 23, 2010;

$200,035,000 principal amount of 10.75% notes due June 23, 2011; and

$249,975,000 principal amount of 11.0% notes due June 23, 2012.

The Notes permit payment of interest in additional Notes. The Notes may be redeemed prior to maturity at the option of the issuer. Until June 23, 2009, the redemption price is 92.5% of face value, plus accrued interest. Thereafter, redemption is at par plus accrued interest. The Notes contain covenants that, among other things, govern the issuer’s ability to make restricted payments and enter into certain affiliate transactions. The Notes also provide for the making of mandatory offers to repurchase upon certain change of control events involving the purchaser, their co-investors or their affiliates.

Subsequent to fiscal 2008, the Company’s Board of Directors authorized management to repurchase up to an additional $500 million of the Company’s common stock. The Board of Directors also authorized management to engage in an accelerated share repurchase arrangement under which the entirety of the remaining $900 million of the Company’s share repurchase authorization will be exhausted. This arrangement was initiated on July 1, 2008.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ConAgra Foods, Inc.:

We have audited the accompanying consolidated balance sheets of ConAgra Foods, Inc. and subsidiaries (the Company) as of May 25, 2008 and May 27, 2007, and the related consolidated statements of earnings, comprehensive income, common stockholders’ equity, and cash flows for each of the years in the three-year period ended May 25, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 25, 2008 and May 27, 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended May 25, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in notes 1 and 14 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, as of May 28, 2007. As discussed in notes 1 and 18 to the consolidated financial statements, the Company adopted the measurement date provisions of Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R), (SFAS No. 158), as of May 28, 2007, and the recognition and disclosure provisions of SFAS No. 158, as of May 27, 2007. As discussed in notes 1 and 13 to the consolidated financial statements, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, effective May 29, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of May 25, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 23, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Omaha, Nebraska

July 23, 2008

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of May 25, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.

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

With the participation of ConAgra Foods’ Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of ConAgra Foods’ internal control over financial reporting as of May 25, 2008. In making this assessment, management used criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management concluded that, as of May 25, 2008, the Company’s internal control over financial reporting was effective.

The effectiveness of ConAgra Foods’ internal control over financial reporting as of May 25, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

/s/ GARY M. RODKIN	/s/ ANDRE J. HAWAUX
Gary M. Rodkin President and Chief Executive Officer July 23, 2008	Andre J. Hawaux Executive Vice President and Chief Financial Officer July 23, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ConAgra Foods, Inc.:

We have audited the internal control over financial reporting of ConAgra Foods, Inc. and subsidiaries (the Company) as of May 25, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 25, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of May 25, 2008 and May 27, 2007, and the related consolidated statements of earnings, comprehensive income, common stockholders’ equity, and cash flows for each of the years in the three-year period ended May 25, 2008, and our report dated July 23, 2008 expressed an unqualified opinion on those consolidated financial statements and includes an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109; Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R); and SFAS No. 123 (revised 2004), Share-Based Payment.

/s/    KPMG LLP

Omaha, Nebraska

July 23, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to Directors of the Company will be set forth in the 2008 Proxy Statement under the headings “Proposal #1: Election of Directors,” and the information is incorporated herein by reference.

Information regarding the executive officers of the Company is included in Part I of this Form 10-K, as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by the Company’s Directors, executive officers, and holders of more than ten percent of the Company’s equity securities will be set forth in the 2008 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” and the information is incorporated herein by reference.

Information with respect to the Audit Committee and the Audit Committee’s financial experts will be set forth in the 2008 Proxy Statement under the heading “Corporate Governance—Board Committee—Audit Committee,” and the information is incorporated herein by reference.

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

Information with respect to executive compensation and the Company’s Human Resources Committee will be set forth in the 2008 Proxy Statement under the headings “Director Compensation,” “Corporate Governance–Board Committees—Human Resources Committee,” and “Executive Compensation,” and the information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management will be set forth in the 2008 Proxy Statement under the heading “Voting Securities of Directors, Officers, and Greater Than 5% Owners,” and the information is incorporated herein by reference.

The following table gives information about Company common stock that may be issued upon the exercise of options, warrants, and rights under existing equity compensation plans as of May 25, 2008.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted- average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)(2)	35,348,810	$24.16	19,644,335
Equity compensation plans not approved by security holders	—	—	—

Total	35,348,810	$24.16	19,644,335

(1)

This table does not include outstanding options for 5,574 shares at a weighted average exercise price of $14.4171 per share; these options were assumed in connection with an acquisition in fiscal 2001. No additional awards can be granted under the plan under which these options were originally issued.

(2)

Column (a) includes 1,374,667 shares that could be issued under performance shares outstanding at May 25, 2008. The performance shares are earned and common stock issued if pre-set financial objectives are met. Actual shares issued may be equal to, less than or greater than the number of outstanding performance shares included in Column (a), depending on actual performance. Column (b) does not take these awards into account because they do not have an exercise price. Column (b) also excludes 2,650,415 restricted stock units and 665,357 deferral interests in deferred compensation plans that are included in column (a) but do not have an exercise price. The units vest and are payable in common stock after expiration of the time periods set forth in the related agreements. The interests in the deferred compensation plans are settled in common stock on the schedules selected by the participants.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to Director independence and certain relationships and related transactions will be set forth in the 2008 Proxy Statement under the headings “Corporate Governance—Director Independence,” and “Corporate Governance—Board Committees—Audit Committee,” and the information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to the principal accountant will be set forth in the 2008 Proxy Statement under the heading “Proposal #2: Ratification of Appointment of Independent Auditor,” and the information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a) List of documents filed as part of this report:

1.	Financial Statements

All financial statements of the Company as set forth under Item 8 of this report on Form 10-K.

2.	Financial Statement Schedules

Schedule Number	Description	Page Number
S-II	Valuation and Qualifying Accounts	92
	Report of Independent Registered Public Accounting Firm	93

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

ConAgra Foods, Inc.

/s/ ANDRE J. HAWAUX
Andre J. Hawaux Executive Vice President and Chief Financial Officer July 23, 2008

/s/ JOHN F. GEHRING
John F. Gehring Senior Vice President and Corporate Controller July 23, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 23rd day of July, 2008.

Gary M. Rodkin*	Director
Mogens C. Bay*	Director
Stephen G. Butler*	Director
John T. Chain, Jr.*	Director
Steven F. Goldstone*	Director
W.G. Jurgensen*	Director
Ruth Ann Marshall*	Director
Ronald W. Roskens*	Director
Andrew J. Schindler*	Director
Kenneth E. Stinson*	Director

*

Andre J. Hawaux, by signing his name hereto, signs this annual report on behalf of each person indicated. A Power-of-Attorney authorizing Andre J. Hawaux to sign this annual report on Form 10-K on behalf of each of the indicated Directors of ConAgra Foods, Inc. has been filed herein as Exhibit 24.

By:	/s/ ANDRE J. HAWAUX
Andre J. Hawaux
Attorney-In-Fact

Schedule II

CONAGRA FOODS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

For the Fiscal Years ended May 25, 2008, May 27, 2007, and May 28, 2006

(Dollars in millions)

		Additions (Deductions)
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other		Deductions from Reserves		Balance at Close of Period
Year ended May 25, 2008
Allowance for doubtful receivables	$16.8	2.6	1.9	(2)	3.7	(1)	$17.6
Year ended May 27, 2007
Allowance for doubtful receivables	$21.2	(0.4)	—		4.0	(1)	$16.8
Year ended May 28, 2006
Allowance for doubtful receivables	$23.9	3.5	1.7	(2)	7.9	(1)	$21.2

(1)	Bad debts charged off, less recoveries.
(2)	Changes to reserve accounts related primarily to acquisitions and dispositions of businesses and foreign currency translation adjustments.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ConAgra Foods, Inc.:

Under date of July 23, 2008, we reported on the consolidated balance sheets of ConAgra Foods, Inc. and subsidiaries (the Company) as of May 25, 2008 and May 27, 2007, and the related consolidated statements of earnings, comprehensive income, common stockholders’ equity, and cash flows for each of the years in the three-year period ended May 25, 2008, which are included in the Annual Report on Form 10-K of ConAgra Foods, Inc. for the fiscal year ended May 25, 2008. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule listed in the Index at Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in notes 1 and 14 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, as of May 28, 2007. As discussed in notes 1 and 18 to the consolidated financial statements, the Company adopted the measurement date provisions of Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), (SFAS No. 158), as of May 28, 2007, and the recognition and disclosure provisions of SFAS No. 158, as of May 27, 2007. As discussed in notes 1 and 13 to the consolidated financial statements, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, effective May 29, 2006.

/s/    KPMG LLP

Omaha, Nebraska

July 23, 2008

EXHIBIT INDEX

Number	Description
3.1	ConAgra Foods’ Certificate of Incorporation, as restated, incorporated herein by reference to Exhibit 3.1 of ConAgra Foods’ current report on Form 8-K dated December 1, 2005

3.2	Amended and Restated By-Laws of ConAgra Foods, Inc., as Amended, incorporated herein by reference to Exhibit 3.1 of ConAgra Foods’ current report on Form 8-K dated November 29, 2007

*10.1	Form of Agreement between ConAgra Foods and its executives, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ current report on Form 8-K dated March 31, 2006

*10.2	ConAgra Foods, Inc. Amended and Restated Non-Qualified CRISP Plan (January 1, 2008 Restatement), incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 25, 2007

*10.3	ConAgra Foods, Inc. Non-Qualified Pension Plan (January 1, 2008 Restatement), incorporated herein by reference to Exhibit 10.2 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 25, 2007

*10.4	ConAgra Foods Supplemental Pension and CRISP Plan for Change of Control, incorporated herein by reference to Exhibit 10.5 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 30, 2004

*10.5	Form of Executive Time Sharing Agreement, incorporated herein by reference to Exhibit 10.5 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 25, 2007

*10.6	ConAgra Foods 1990 Stock Plan, incorporated herein by reference to Exhibit 10.6 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 29, 2005

*10.7	ConAgra Foods 1995 Stock Plan, incorporated herein by reference to Exhibit 10.7 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 29, 2005

*10.8	ConAgra Foods 2000 Stock Plan, incorporated herein by reference to Exhibit 10.8 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 29, 2005

*10.9	Amendment dated May 2, 2002 to ConAgra Foods Stock Plans and other Plans, incorporated herein by reference to Exhibit 10.10 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 26, 2002

*10.10	ConAgra Foods 2006 Stock Plan, incorporated herein by reference to Exhibit 10.10 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 28, 2006

*10.10.1	Form of Stock Option Agreement for Non-Employee Directors (ConAgra Foods 2006 Stock Plan), incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ current report on Form 8-K dated October 3, 2006

*10.10.2	Form of Stock Option Agreement for Employees (ConAgra Foods 2006 Stock Plan), incorporated herein by reference to Exhibit 10.25 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 26, 2006

*10.10.3	Form of Restricted Stock Award Agreement (ConAgra Foods 2006 Stock Plan), incorporated herein by reference to Exhibit 10.26 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 26, 2006

*10.10.4	Form of Restricted Stock Unit Agreement (ConAgra Foods 2006 Stock Plan), incorporated herein by reference to Exhibit 10.27 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 26, 2006

*10.11	ConAgra Foods, Inc. Directors’ Deferred Compensation Plan (January 1, 2008 Restatement), incorporated herein by reference to Exhibit 10.3 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 25, 2007

*10.12	ConAgra Foods, Inc. Amended and Restated Voluntary Deferred Compensation Plan (January 1, 2008 Restatement), incorporated herein by reference to Exhibit 10.4 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 25, 2007

Number	Description
*10.13	Form of Stock Option Agreement, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended August 29, 2004

*10.14	Employment Agreement between ConAgra Foods and Gary M. Rodkin, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ current report on Form 8-K dated August 31, 2005

*10.15	Stock Option Agreement between ConAgra Foods and Gary M. Rodkin, incorporated herein by reference to Exhibit 10.2 of ConAgra Foods’ current report on Form 8-K dated August 31, 2005

*10.16	Employment Agreement between ConAgra Foods and Robert Sharpe, incorporated herein by reference to Exhibit 10.2 of ConAgra Foods’ current report on Form 8-K dated July 13, 2006

*10.17	Employment Agreement and amendments thereto between ConAgra Foods and Bruce C. Rohde, incorporated herein by reference to Exhibit 10.13 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 26, 2002

*10.18	Agreement between ConAgra Foods and Bruce C. Rohde, incorporated herein by reference to Exhibit 10.3 of ConAgra Foods’ current report on Form 8-K dated September 22, 2005

*10.19	Letter Agreement between ConAgra Foods and Andre Hawaux, dated October 9, 2006, incorporated herein by reference to Exhibit 10.24 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 27, 2007

*10.20	Transition Agreement between ConAgra Foods and Owen C. Johnson, dated July 18, 2007, incorporated herein by reference to Exhibit 10.26 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 27, 2007

*10.21	Summary of Director Compensation Program

*10.22	ConAgra Foods 2004 Executive Incentive Plan, incorporated by reference to Exhibit 10.18 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 30, 2004

10.23	Long-Term Revolving Credit Agreement between ConAgra Foods and the banks that have signed the agreement, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ current report on Form 8-K dated December 16, 2005

10.23.1	Extension Letter for Long-Term Revolving Credit Agreement between ConAgra Foods and the banks that have signed the agreement, incorporated herein by reference to Exhibit 10.23.1 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 26, 2006

10.24	Contribution and Equity Interest Purchase Agreement by and among ConAgra Foods, Inc., ConAgra Foods Food Ingredients Company, Inc., Freebird I LLC, Freebird II LLC, Freebird Holdings, LLC and Freebird Intermediate Holdings, LLC, dated as of March 27, 2008, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ current report on Form 8-K dated March 27, 2008

12	Statement regarding computation of ratio of earnings to fixed charges

21	Subsidiaries of ConAgra Foods, Inc.

23	Consent of KPMG LLP

24	Powers of Attorney

31.1	Section 302 Certificate

31.2	Section 302 Certificate

32.1	Section 906 Certificates

* Management contract or compensatory plan.

Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to ConAgra Foods’ long-term debt are not filed with this Form 10-K. ConAgra Foods will furnish a copy of any such long-term debt agreement to the Securities and Exchange Commission upon request.