Form 10-Q
period 2008-08-24
CONAGRA FOODS INC /DE/
filed 2008-10-02
CIK 23217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 24, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of issuer’s common stock, as of September 19, 2008, was 447,083,215.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions except per share amounts)

(unaudited)

	Thirteen weeks ended
	August 24, 2008	August 26, 2007
Net sales	$3,065.6	$2,621.1
Costs and expenses:
Cost of goods sold	2,474.1	2,002.3
Selling, general and administrative expenses	369.0	381.5
Interest expense, net	50.1	54.8

Income from continuing operations before income taxes and equity method investment earnings	172.4	182.5
Income tax expense	65.9	61.1
Equity method investment earnings	0.9	9.6

Income from continuing operations	107.4	131.0
Income from discontinued operations, net of tax	335.0	44.4

Net income	$442.4	$175.4

Earnings per share - basic
Income from continuing operations	$0.23	$0.27
Income from discontinued operations	0.72	0.09

Net income	$0.95	$0.36

Earnings per share - diluted
Income from continuing operations	$0.23	$0.27
Income from discontinued operations	0.71	0.09

Net income	$0.94	$0.36

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(unaudited)

	Thirteen weeks ended
	August 24, 2008	August 26, 2007
Net income	$442.4	$175.4
Other comprehensive income (loss):
Net derivative adjustment, net of tax	—	(0.7)
Unrealized gains and losses on available-for-sale securities, net of tax:
Unrealized holding gains (losses) arising during the period	(0.3)	0.3
Reclassification adjustment for gains included in net income	—	(3.8)
Currency translation adjustment:
Unrealized translation gains (losses) arising during the period	(24.4)	8.0
Reclassification adjustment for net losses included in net income	2.0	—
Pension and postretirement healthcare liabilities, net of tax	(2.4)	1.7

Comprehensive income	$417.3	$180.9

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions except share data)

(unaudited)

	August 24, 2008	May 25, 2008	August 26, 2007
ASSETS
Current assets
Cash and cash equivalents	$296.4	$140.9	$307.5
Receivables, less allowance for doubtful accounts of $14.4, $17.6, and $16.8	961.3	890.6	881.1
Inventories	2,046.1	1,931.5	1,812.4
Prepaid expenses and other current assets	353.9	451.6	286.7
Current assets held for sale	—	2,667.4	1,740.2

Total current assets	3,657.7	6,082.0	5,027.9

Property, plant and equipment	5,055.7	5,023.4	4,848.8
Less accumulated depreciation	(2,563.0)	(2,533.6)	(2,590.2)

Property, plant and equipment, net	2,492.7	2,489.8	2,258.6

Goodwill	3,480.5	3,483.3	3,451.8
Brands, trademarks and other intangibles, net	820.6	816.7	774.8
Other assets	1,074.8	553.2	236.3
Noncurrent assets held for sale	—	257.5	214.5

	$11,526.3	$13,682.5	$11,963.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable	$25.2	$599.8	$69.8
Current installments of long-term debt	314.8	14.9	17.4
Accounts payable	942.2	786.0	804.1
Accrued payroll	147.8	374.2	148.8
Other accrued liabilities	1,023.3	688.3	836.6
Current liabilities held for sale	—	1,188.1	859.9

Total current liabilities	2,453.3	3,651.3	2,736.6

Senior long-term debt, excluding current installments	2,848.7	3,186.9	3,218.7
Subordinated debt	200.0	200.0	200.0
Other noncurrent liabilities	1,250.4	1,293.0	1,194.2
Noncurrent liabilities held for sale	—	13.9	18.8

Total liabilities	6,752.4	8,345.1	7,368.3

Commitments and contingencies (Note 11)
Common stockholders’ equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 567,071,713, 566,653,605, and 566,618,849	2,835.5	2,833.4	2,833.2
Additional paid-in capital	776.3	866.9	819.4
Retained earnings	3,761.5	3,409.5	2,932.4
Accumulated other comprehensive income	261.4	286.5	1.2
Less treasury stock, at cost, 120,053,780, 82,282,300, and 79,463,052 common shares	(2,860.8)	(2,058.9)	(1,990.6)

Total common stockholders’ equity	4,773.9	5,337.4	4,595.6

	$11,526.3	$13,682.5	$11,963.9

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Thirteen weeks ended
	August 24, 2008	August 26, 2007
Cash flows from operating activities:
Net income	$442.4	$175.4
Income from discontinued operations	335.0	44.4

Income from continuing operations	107.4	131.0
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	76.4	72.4
Gain on sale of fixed assets	(5.0)	(0.5)
Gain on sale of businesses	(19.4)	—
Distributions from affiliates greater (less) than current earnings	3.7	(4.2)
Share-based payments expense	12.6	13.5
Non-cash interest income on payment-in-kind notes	(12.6)	—
Other items	(16.8)	1.0
Change in operating assets and liabilities before effects of business acquisitions and dispositions:
Accounts receivable	(101.4)	(69.9)
Inventory	(116.9)	(179.6)
Prepaid expenses and other current assets	97.7	32.2
Accounts payable	172.0	68.8
Accrued payroll	(108.6)	(126.3)
Other accrued liabilities	104.7	34.1

Net cash flows from operating activities – continuing operations	193.8	(27.5)
Net cash flows from operating activities – discontinued operations	(635.2)	(142.5)

Net cash flows from operating activities	(441.4)	(170.0)

Cash flows from investing activities:
Purchases of marketable securities	—	(1,351.0)
Sales of marketable securities	—	1,352.0
Additions to property, plant and equipment	(106.3)	(149.9)
Purchase of leased warehouses	—	(39.2)
Sale of leased warehouses	—	35.6
Sale of property, plant and equipment	12.8	11.9
Sale of businesses	29.4	—
Purchase of businesses and intangible assets	(30.4)	(50.2)
Notes receivable and other items	0.9	1.8

Net cash flows from investing activities – continuing operations	(93.6)	(189.0)
Net cash flows from investing activities – discontinued operations	2,253.2	(1.7)

Net cash flows from investing activities	$2,159.6	$(190.7)

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (continued)

(in millions)

(unaudited)

	Thirteen weeks ended
	August 24, 2008	August 26, 2007
Cash flows from financing activities:
Net short-term borrowings	$(565.3)	$48.7
Repayment of long-term debt	(41.8)	(3.6)
Repurchase of ConAgra Foods common shares	(900.0)	(88.1)
Cash dividends paid	(92.1)	(88.6)
Proceeds from exercise of employee stock options	5.8	8.4
Other items	(0.1)	1.3

Net cash flows from financing activities – continuing operations	(1,593.5)	(121.9)
Net cash flows from financing activities – discontinued operations	—	54.9

Net cash flows from financing activities	(1,593.5)	(67.0)

Net change in cash and cash equivalents	124.7	(427.7)
Discontinued operations cash activity included above
Add: Cash balance included in assets held for sale at beginning of period	30.8	4.4
Less: Cash balance included in assets held for sale at end of period	—	—
Cash and cash equivalents at beginning of period	140.9	730.8

Cash and cash equivalents at end of period	$296.4	$307.5

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 24, 2008 and August 26, 2007

(columnar dollars in millions except per share amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. The adjustments are of a normal recurring nature, except as otherwise noted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the ConAgra Foods, Inc. (the “Company,” “we,” “us,” or “our”) annual report on Form 10-K for the fiscal year ended May 25, 2008.

The results of operations for any quarter or a partial fiscal year period are not necessarily indicative of the results to be expected for other periods or the full fiscal year.

Basis of Consolidation – The condensed consolidated financial statements include the accounts of ConAgra Foods and all majority-owned subsidiaries. In addition, the accounts of all variable interest entities for which we have been determined to be the primary beneficiary are included in our condensed consolidated financial statements from the date such determination is made. All significant intercompany investments, accounts, and transactions have been eliminated.

Variable Interest Entities – We consolidate the assets and liabilities of several entities from which we lease corporate aircraft. For the period ending prior to August 26, 2007 and prior periods, we consolidated several entities from which we lease leases office buildings. Each of these entities had been determined to be a variable interest entity and we had been determined to be the primary beneficiary of each of these entities. In September 2007, we ceased to be the primary beneficiary of the entities from which we lease office buildings and, accordingly, discontinued the consolidation of the assets and liabilities of these entities.

Due to the consolidation of variable interest entities, we reflect in our balance sheets:

	August 24, 2008	May 25, 2008	August 26, 2007
Property, plant and equipment, net	$51.0	$51.8	$154.1
Other assets	—	—	13.8
Current installments of long-term debt	3.4	3.3	6.2
Senior long-term debt, excluding current installments	50.0	50.9	142.5
Other accrued liabilities	0.6	0.6	0.6
Other noncurrent liabilities	—	—	21.7

The liabilities recognized as a result of consolidating these entities do not represent additional claims on our general assets. The creditors of these entities have claims only on the assets of the specific variable interest entities to which they have advanced credit.

Investments in Unconsolidated Affiliates – The investments in and the operating results of 50%-or-less-owned entities not required to be consolidated are included in the consolidated financial statements on the basis of the equity method of accounting or the cost method of accounting, depending on specific facts and circumstances.

We review our investments in unconsolidated affiliates for impairment whenever events or changes in business circumstances indicate that the carrying amount of the investments may not be fully recoverable. Evidence of a loss in value that is other than temporary might include the absence of an ability to recover the carrying amount of the investment, the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment, or, where applicable, estimated sales proceeds which are insufficient to recover the carrying amount of the investment. Management’s assessment as to whether any decline in value is other than temporary is based on our ability and intent to hold the investment and whether evidence indicating the carrying value of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Management generally considers our investments in our equity method investees to be strategic long-term investments. Therefore, management completes its assessments with a long-term viewpoint. If the fair value of the investment is determined to be less than the carrying value and the decline in value is considered to be other than temporary, an appropriate write-down is recorded based on the excess of the carrying value over the best estimate of fair value of the investment.

Cash and Cash Equivalents – Cash and all highly liquid investments with an original maturity of three months or less at the date of acquisition, including short-term time deposits and government agency and corporate obligations, are classified as cash and cash equivalents.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 24, 2008 and August 26, 2007

(columnar dollars in millions except per share amounts)

Shipping and Handling – Amounts billed to customers related to shipping and handling are included in net sales. Shipping and handling costs are included in cost of goods sold.

Comprehensive Income – Comprehensive income includes net income, currency translation adjustments, certain derivative-related activity, changes in the value of available-for-sale investments, and changes in prior service cost and net actuarial gains/losses from pension and postretirement health care plans. We generally deem our foreign investments to be essentially permanent in nature and we do not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars. When we determine that a foreign investment is no longer permanent in nature, estimated taxes are provided for the related deferred tax liability (asset), if any, resulting from currency translation adjustments. We reclassified $2.0 million of foreign currency translation net losses to net income due to the disposal or substantial liquidation of foreign subsidiaries in the first quarter of fiscal 2009.

The following details the income tax expense (benefit) on components of other comprehensive income:

	Thirteen weeks ended
	August 24, 2008	August 26, 2007
Net derivative adjustment	$—	$(0.4)
Unrealized gains (losses) on available-for-sale securities	(0.2)	0.2
Reclassification adjustment for gains included in net income	—	(2.2)
Pension and postretirement healthcare liabilities	2.9	1.5

	$2.7	$(0.9)

Accounting Changes – We adopted Emerging Issues Task Force (“EITF”) 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Contracts, as of the beginning of fiscal 2009. EITF 06-4 requires an employer to recognize a liability for future benefits provided to employees under a split-dollar life insurance arrangement. As a result of the implementation of EITF 06-4, we recognized a $6.2 million liability for such future benefits with a corresponding adjustment, net of tax, of $3.9 million to retained earnings.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 were effective as of the beginning of our fiscal 2009. The adoption of SFAS No. 159 had no impact on our consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 were effective as of the beginning of our fiscal 2009 for our financial assets and liabilities, as well as for other assets and liabilities that are carried at fair value on a recurring basis in our consolidated financial statements. The FASB has provided for a one-year deferral of the implementation of this standard for other nonfinanical assets and liabilities. Assets and liabilities subject to this deferral include goodwill, intangible assets, and long-lived assets measured at fair value for impairment assessments, and nonfinancial assets and liabilities initially measured at fair value in a business combination. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial position or results of operations. See further discussion in Note 15.

Recently Issued Accounting Pronouncements – In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133. This standard requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for our third quarter of fiscal 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 24, 2008 and August 26, 2007

(columnar dollars in millions except per share amounts)

noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, effective as of the beginning of our fiscal 2010, noncontrolling interests will be classified as equity in our financial statements and income and comprehensive income attributed to the noncontrolling interest will be included in our income and comprehensive income. The provisions of this standard must be applied retrospectively upon adoption. We are currently evaluating the impact of adopting SFAS No. 160 on our consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. The provisions of SFAS No. 141(R) are effective for our business combinations occurring on or after June 1, 2009.

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

Trading and Merchandising Operations

On March 27, 2008, we entered into an agreement with affiliates of Ospraie Special Opportunities Fund to sell our commodity trading and merchandising operations conducted by ConAgra Trade Group (previously principally reported as the Trading and Merchandising segment). The operations include the domestic and international grain merchandising, fertilizer distribution, agricultural and energy commodities trading and services, and grain, animal and oil seed byproducts merchandising and distribution business. In June 2008, the sale of the trading and merchandising operations was completed for before-tax proceeds of: 1) approximately $2.2 billion in cash, net of transaction costs (including incentive compensation amounts due to employees due to accelerated vesting), 2) $550 million (face value) of payment-in-kind debt securities issued by the purchaser (the “Notes”) which have been recorded at an initial estimated fair value of $479 million, 3) a short-term receivable of $37 million due from the purchaser, and 4) a four-year warrant to acquire approximately 5% of the issued common equity of the parent company of the divested operations, which has been recorded at an estimated fair value of $1.8 million. We recognized an after-tax gain on the disposition of approximately $299 million in the first quarter of fiscal 2009.

The Notes were issued in three tranches: $99,990,000 principal amount of 10.5% notes due June 19, 2010; $200,035,000 principal amount of 10.75% notes due June 19, 2011; and $249,975,000 principal amount of 11.0% notes due June 19, 2012.

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

During the first quarter of fiscal 2009, we collected $31 million of the short-term receivable due from the purchaser. The remaining $6 million receivable is expected to be collected in the third quarter of fiscal 2009.

We reflect the results of these operations as discontinued operations for all periods presented. The assets and liabilities of the divested trading and merchandising operations have been reclassified as assets and liabilities held for sale within our consolidated balance sheets for all periods prior to the divestiture.

Knott’s Berry Farm® Operations

During the fourth quarter of fiscal 2008, we completed our divestiture of the Knott’s Berry Farm® (“Knott’s”) jams and jellies brand and operations for proceeds of approximately $55 million, resulting in no significant gain or loss. We reflected the results of these operations as discontinued operations for all periods presented. The assets and liabilities of the divested Knott’s business have been reclassified as assets and liabilities held for sale within our consolidated balance sheets for all periods prior to divestiture.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 24, 2008 and August 26, 2007

(columnar dollars in millions except per share amounts)

Summary of Operational Results

The summary comparative financial results of the discontinued operations were as follows:

	Thirteen weeks ended
	August 24, 2008	August 26, 2007
Net sales	$204.3	$333.9

Operating results from discontinued operations before income taxes	57.8	70.6
Gain from disposal of businesses	488.0	—

Income before income taxes	545.8	70.6
Income tax expense	(210.8)	(26.2)

Income from discontinued operations, net of tax	$335.0	$44.4

The assets and liabilities classified as held for sale as of May 25, 2008 and August 24, 2007 are as follows:

	May 25, 2008	August 26, 2007
Cash and cash equivalents	$30.8	$—
Receivables, less allowances for doubtful accounts	614.9	420.0
Inventories	1,294.2	710.2
Prepaid expenses and other current assets	727.5	610.0

Current assets held for sale	$2,667.4	$1,740.2

Property, plant and equipment, net	$119.0	$112.8
Goodwill and other intangibles	17.0	43.2
Other assets	121.5	58.5

Noncurrent assets held for sale	$257.5	$214.5

Notes payable	$—	$55.0
Current installments of long-term debt	0.3	0.3
Accounts payable	596.6	444.2
Accrued payroll and other accrued liabilities	591.2	360.4

Current liabilities held for sale	$1,188.1	$859.9

Senior long-term debt, excluding current installments	$1.2	$1.4
Other noncurrent liabilities	12.7	17.4

Noncurrent liabilities held for sale	$13.9	$18.8

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 24, 2008 and August 26, 2007

(columnar dollars in millions except per share amounts)

Other Divestitures

In July 2008, we completed the sale of our Pemmican beef jerky business for proceeds of approximately $29.4 million, resulting in a pretax gain of approximately $19.4 million ($10.6 million, after tax), reflected in selling, general and administrative expenses. We will also receive the greater of $2 million per year or 10% of the buyer’s net sales of Pemmican products for the next five years, not to exceed a total of $25 million. We will continue to provide sales and distribution services to the buyer for a period of five years. Due to our continuing involvement with the business, the results of operations of the Pemmican business have not been reclassified as discontinued operations.

3.	ACQUISITIONS

On August 1, 2008, we acquired Saroni Sugar & Rice, Inc., a distribution company included in the Commercial Foods segment, for approximately $9 million in cash plus assumed liabilities. Approximately $5 million of the purchase price was allocated to goodwill.

On February 25, 2008, we acquired Watts Brothers, which owned and operated agricultural and farming businesses, for approximately $132 million in cash plus assumed liabilities of approximately $101 million. The Watts Brothers operations are included in the Commercial Foods segment. Approximately $19 million of the purchase price was allocated to goodwill.

On October 21, 2007, we acquired manufacturing assets of Twin City Foods, Inc. (“Twin City Foods”), a potato processing business, for approximately $23 million in cash. These operations are included in the Commercial Foods segment.

On September 5, 2007, we acquired Lincoln Snacks Holding Company, Inc. (“Lincoln Snacks”) for approximately $50 million in cash plus assumed liabilities. Lincoln Snacks, which is included in the Snacks and Store Brands subsegment of the Consumer Foods segment, offers a variety of snack food brands and private label products. Approximately $20 million of the purchase price was allocated to goodwill and $17 million to other intangible assets.

On July 23, 2007, we acquired Alexia Foods, Inc. (“Alexia Foods”) for approximately $50 million in cash plus assumed liabilities. Alexia Foods, which is included in our Frozen Foods subsegment of the Consumer Foods segment, offers premium natural and organic food items including potato products, appetizers, and artisan breads. Approximately $34 million of the purchase price was allocated to goodwill and $19 million to other intangible assets.

Under the purchase method of accounting, the assets acquired and liabilities assumed in acquisitions are recorded at their respective estimated fair values at the date of acquisition. The fair values are subject to refinement as we complete our analyses relative to the fair values at the respective acquisition dates.

SUBSEQUENT EVENTS

Ochoa Joint Venture

On September 22, 2008, we entered into an agreement with Ochoa Ag Unlimited Foods, Inc. (“Ochoa”) for the production, processing and distribution of potato products. We contributed approximately $36 million to acquire a 49.9% interest in the venture. We are currently evaluating whether we will be required to consolidate this venture in our financial statements or to reflect our ownership interest as an equity method investment.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 24, 2008 and August 26, 2007

(columnar dollars in millions except per share amounts)

4.	GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the first quarter of fiscal 2009 was as follows:

	Consumer Foods	Commercial Foods	Total
Balance as of May 25, 2008	$3,380.5	$102.8	$3,483.3
Acquisitions	—	6.7	6.7
Divestitures	(4.1)	—	(4.1)
Translation and other	(4.9)	(0.5)	(5.4)

Balance as of August 24, 2008	$3,371.5	$109.0	$3,480.5

Other identifiable intangible assets were as follows:

	August 24, 2008		May 25, 2008		August 26, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$778.3	$—	$778.3	$—	$753.0	$—
Amortizing intangible assets	60.7	18.4	55.2	16.8	40.8	19.0

	$839.0	$18.4	$833.5	$16.8	$793.8	$19.0

Non-amortizing intangible assets are comprised of brands and trademarks.

Amortizing intangible assets, carrying a weighted average life of approximately 13 years, are principally composed of licensing arrangements and customer relationships. Based on amortizing assets recognized in our balance sheet as of August 24, 2008, amortization expense is estimated to be approximately $4.9 million for each of the next five years.

Cash paid in the first quarter of fiscal 2009 for the purchase of business goodwill and other intangible assets was approximately $26 million.

5.	DERIVATIVE FINANCIAL INSTRUMENTS

Our operations are exposed to market risks from adverse changes in:

•	commodity prices affecting the cost of raw materials and energy

•	foreign exchange rates, and

•	interest rates.

In the normal course of business, these risks are managed through a variety of strategies, including the use of derivatives.

Commodity futures and options contracts are used from time to time to reduce the volatility of commodity input prices on items such as natural gas, vegetable oils, proteins, dairy, grains, and electricity. Generally, we economically hedge a portion of our anticipated consumption of commodity inputs for periods of up to 36 months. We may enter into longer-term economic hedges on particular commodities if deemed appropriate. As of August 24, 2008, we had economically hedged certain portions of our anticipated consumption of commodity inputs using derivative instruments with expiration dates through December 2010.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 24, 2008 and August 26, 2007

(columnar dollars in millions except per share amounts)

In order to reduce exposures related to changes in foreign currency exchange rates, when deemed prudent, we enter into forward exchange or option contracts for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities.

From time to time, we may use derivative instruments, including interest rate swaps, to reduce exposures related to changes in interest rates. No interest rate swap agreements were outstanding during the periods presented.

In prior periods, we have designated certain derivatives as fair value hedges or cash flow hedges qualifying for hedge accounting treatment. We discontinued designating derivatives as cash flow hedges during the first quarter of fiscal 2008 and had no qualifying fair value hedges during the periods covered by this report.

Economic Hedges of Forecasted Cash Flows

Many of our derivatives do not qualify for, and, as noted above, we are not currently designating any derivatives to achieve hedge accounting treatment. Beginning in the first quarter of fiscal 2009, we began to reflect realized and unrealized gains and losses from derivatives used to hedge anticipated commodity consumption and to mitigate foreign currency cash flow risk in earnings immediately within general corporate expense. The gains and losses are reclassified to segment operating results in the period in which the underlying item being hedged is recognized in cost of goods sold. Prior to the first quarter of fiscal 2009, these derivative gains and losses were recorded immediately in our segment results as a component of cost of goods sold or selling, general and administrative expenses, regardless of when the item being hedged impacted earnings.

We recognized net derivative losses of $33.5 million in the first quarter of fiscal 2009 ($33.0 million loss in general corporate expenses, $0.9 million loss in the Consumer Foods segment, and $0.4 million gain in the Commercial Foods segment) and net derivative gains of $4.6 million in the first quarter of fiscal 2008 ($3.5 million in the Consumer Foods segment and $1.1 million in the Commercial Foods segment) from economic hedges of forecasted cash flows including immaterial amounts transferred out of accumulated other comprehensive income for hedges that were previously designated as cash flow hedges.

Other Derivative Activity (Primarily in the Milling Operations)

We also use derivative instruments within our milling operations, which is part of the Commercial Foods segment. Derivative instruments used to economically hedge commodity inventories and forward purchase and sales contracts are marked-to-market such that realized and unrealized gains and losses are immediately included in operating results. The underlying inventory and forward contracts being hedged are also marked-to-market with changes in market value recognized immediately in operating results. For derivative trading activities within our milling operations that are not intended to mitigate commodity input cost risk, the derivative instrument is marked-to-market each period with gains and losses included in net sales of the Commercial Foods segment. In the first quarters of fiscal 2009 and 2008, net derivative losses from trading activities of $0.2 million and $1.2 million, respectively were included in the results of operations for the Commercial Foods segment.

All derivative instruments are recognized on the balance sheet at fair value. The fair value of derivative assets is recognized within prepaid expenses and other current assets and current assets held for sale, while the fair value of derivative liabilities is recognized within other accrued liabilities and current liabilities held for sale. As of August 24, 2008, May 25, 2008, and August 26, 2007, the total fair value of derivative assets recognized within prepaid expenses and other current assets was $126.1 million, $207.0 million, and $29.8 million, respectively, while the amount recognized within current assets held for sale was $536.6 million and $455.7 million as of May 25, 2008 and August 26, 2007, respectively. As of August 24, 2008, May 25, 2008, and August 26, 2007, the fair value of derivatives recognized within other current liabilities was $35.1 million, $55.8 million, and $45.8 million, respectively, while the amount recognized within current liabilities held for sale was $301.6 million and $193.4 million as of May 25, 2008 and August 26, 2007, respectively.

6.	SHARE-BASED PAYMENTS

For the thirteen weeks ended August 24, 2008, we recognized total stock-based compensation expense (including stock options, restricted stock units, performance shares, and restricted cash) of $12.6 million. For the thirteen weeks ended August 26, 2007, we recognized total stock-based compensation expense (including stock options, restricted stock units, performance shares, and restricted cash) of $13.5 million. During the first quarter of fiscal 2009, we granted 0.9 million

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 24, 2008 and August 26, 2007

(columnar dollars in millions except per share amounts)

restricted stock units at a weighted average grant date price of $21.26, 7.2 million stock options at a weighted average exercise price of $21.25, and 0.5 million performance shares at a weighted average grant date price of $21.26.

The performance shares are granted to selected executives and other key employees with vesting contingent upon the Company meeting various Company-wide performance goals. The performance goals are based upon our earnings before interest and taxes (EBIT) and our return on average invested capital (ROAIC) measured over a defined performance period. The awards actually earned will range from zero to three hundred percent of the targeted number of performance shares granted and be paid in shares of common stock. Subject to limited exceptions set forth in the plan, any shares earned will be distributed at the end of the three-year period. The value of these performance shares is adjusted based upon the market price of our stock at the end of each reporting period and amortized as compensation expense over the vesting period.

The weighted average Black-Scholes assumptions for stock options granted during the first quarter of fiscal 2009 were as follows:

Expected volatility (%)	18.04
Dividend yield (%)	3.29
Risk-free interest rate (%)	3.39
Expected life of stock option (years)	4.66

The weighted average Black-Scholes value of stock options granted during the first quarter of fiscal 2009 was $2.85.

7.	EARNINGS PER SHARE

Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock awards, and other dilutive securities.

The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	Thirteen weeks ended
	August 24, 2008	August 26, 2007
Net income:
Income from continuing operations	$107.4	$131.0
Income from discontinued operations, net of tax	335.0	44.4

Net income	$442.4	$175.4

Weighted average shares outstanding:
Basic weighted average shares outstanding	467.1	489.2
Add: Dilutive effect of stock options, restricted stock awards, and other dilutive securities	2.5	3.6

Diluted weighted average shares outstanding	469.6	492.8

For the first quarter of fiscal 2009, there were 30.2 million stock options outstanding that were excluded from the computation of shares contingently issuable upon the exercise of stock options because exercise prices exceeded the average market value of common stock during the period. For the first quarter of fiscal 2008, there were 9.7 million stock options excluded from the calculation.

The decline in the diluted weighted average shares outstanding in the first quarter of fiscal 2009 resulted principally from our repurchase of 38.4 million shares during the first quarter of fiscal 2009 under an accelerated share repurchase plan.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 24, 2008 and August 26, 2007

(columnar dollars in millions except per share amounts)

8.	INVENTORIES

The major classes of inventories were as follows:

	August 24, 2008	May 25, 2008	August 26, 2007
Raw materials and packaging	$610.3	$580.8	$549.1
Work in process	101.3	100.0	92.5
Finished goods	1,256.4	1,179.1	1,104.8
Supplies and other	78.1	71.6	66.0

	$2,046.1	$1,931.5	$1,812.4

9.	RESTRUCTURING

2006-2008 Restructuring Plan

In February 2006, our board of directors approved a plan recommended by executive management to simplify our operating structure and reduce our manufacturing and selling, general, and administrative costs (“2006—2008 plan”). The plan included supply chain rationalization initiatives, the relocation of a divisional headquarters from Irvine, California to Naperville, Illinois, the centralization of shared services, salaried headcount reductions, and other cost-reduction initiatives. The plan was substantially completed by the end of fiscal 2008. The forecasted cost of the plan, as updated through August 24, 2008, is $233.9 million, of which expense of $0.4 million was recorded in the first quarter of fiscal 2009, a benefit of $1.6 million was recorded in fiscal 2008, $103.0 million of expense was recorded in fiscal 2007, and $129.6 million of expense was recorded in the second half of fiscal 2006. We have recorded expenses associated with this restructuring plan, including but not limited to, asset impairment charges, accelerated depreciation (i.e., incremental depreciation due to an asset’s reduced estimated useful life), inventory write-downs, severance and related costs, and plan implementation costs (e.g., consulting, employee relocation, etc.). At August 24, 2008, approximately $3.5 million of liabilities related to this plan remained outstanding.

Included in the above estimates are $134.5 million of charges which have resulted or will result in cash outflows and $99.4 million of non-cash charges.

During fiscal 2008, we reassessed certain aspects of our plan to rationalize our supply chain. We determined that we will continue to operate three production facilities that we had previously planned to close. As a result of such determination, previously established reserves, primarily for related severance costs and pension costs, were reversed in fiscal 2008. We are currently evaluating the best use of a new production facility, the construction of which is in progress, in connection with our restructuring plans. We believe, based on our current assessment of likely scenarios, the carrying value of this facility ($40.6 million at August 24, 2008) is recoverable. In the event we determine that the future use of the new facility will not result in recovery of the recorded value of the asset, an impairment charge would be required.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 24, 2008 and August 26, 2007

(columnar dollars in millions except per share amounts)

2008-2009 Restructuring Plan

During fiscal 2008, our board of directors approved a plan (“2008-2009 plan”) recommended by executive management to improve the efficiency of our Consumer Foods operations and related functional organizations and to streamline our international operations to reduce our manufacturing and selling, general, and administrative costs. This plan includes the reorganization of the Consumer Foods operations, the integration of the international headquarters functions into our domestic business, and exiting a number of international markets. These plans are expected to be substantially completed by the end of fiscal 2009. The forecasted costs of this plan, as updated through August 24, 2008, are $43.3 million, of which $8.2 million was recorded during the first quarter of fiscal 2009 and $27.8 million was recorded in fiscal 2008. We have recorded expenses associated with this restructuring plan, including but not limited to, inventory write-downs, severance and related costs, and plan implementation costs (e.g., consulting, employee relocation, etc.). We anticipate that we will recognize the following pre-tax expenses associated with the 2008-2009 plan in the fiscal 2008 to 2009 timeframe (amounts include charges recognized in the first quarter of fiscal 2009 and full-year fiscal 2008):

	Consumer Foods	Corporate	Total
Inventory write-downs	$2.4	$—	$2.4

Total cost of goods sold	2.4	—	2.4

Asset impairment	0.8	—	0.8
Severance and related costs	18.3	3.6	21.9
Contract termination	5.8	—	5.8
Plan implementation costs	1.2	4.1	5.3
Goodwill/Brand impairment	0.2	—	0.2
Other, net	6.9	—	6.9

Total selling, general and administrative expenses	33.2	7.7	40.9

Consolidated total	$35.6	$7.7	$43.3

Included in the above estimates are $39.9 million of charges which have resulted or will result in cash outflows and $3.4 million of non-cash charges.

During the first quarter of fiscal 2009, we recognized the following pre-tax charges in our consolidated statement of earnings for the fiscal 2008-2009 plan:

	Consumer Foods	Corporate	Total
Inventory write-downs	$—	$—	$—

Total cost of goods sold	—	—	—

Severance and related costs	0.5	0.3	0.8
Plan implementation costs	0.5	0.6	1.1
Other, net	6.3	—	6.3

Total selling, general and administrative expenses	7.3	0.9	8.2

Consolidated total	$7.3	$0.9	$8.2

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 24, 2008 and August 26, 2007

(columnar dollars in millions except per share amounts)

We recognized the following cumulative (plan inception to August 24, 2008) pre-tax charges related to the 2008-2009 plan in our consolidated statements of earnings:

	Consumer Foods	Corporate	Total
Inventory write-downs	$2.4	$—	$2.4

Total cost of goods sold	2.4	—	2.4

Asset impairment	0.8	—	0.8
Severance and related costs	17.3	3.4	20.7
Contract termination	2.3	—	2.3
Plan implementation costs	0.8	1.9	2.7
Goodwill/Brand impairment	0.2	—	0.2
Other, net	6.9	—	6.9

Total selling, general and administrative expenses	28.3	5.3	33.6

Consolidated total	$30.7	$5.3	$36.0

Liabilities recorded for the various initiatives and changes therein for the thirteen weeks ended August 24, 2008 under the 2008-2009 plan were as follows:

	Balance at May 25, 2008	Costs Paid or Otherwise Settled	Costs Incurred and Charged to Expense	Changes in Estimates	Balance at August 24, 2008
Severance and related costs	$16.0	$(6.8)	$0.6	$0.2	$10.0
Plan implementation costs	3.3	(1.4)	1.1	—	3.0

Total	$19.3	$(8.2)	$1.7	$0.2	$13.0

10.	INCOME TAXES

In the first quarter of fiscal 2009 and 2008, our income tax expense for continuing operations was $65.9 million and $61.1 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately 38% and 32% for the first quarter of fiscal 2009 and 2008, respectively.

The amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $65.9 million as of August 24, 2008 and $75.8 million as of May 25, 2008. Gross unrecognized tax benefits exclude related liabilities for gross interest and penalties of $13.4 million and $21.8 million as of August 24, 2008 and May 25, 2008 respectively.

We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by $5 million to $10 million over the next twelve months due to various federal, state, and foreign audit settlements and the expiration of statutes of limitations.

11.	CONTINGENCIES

In fiscal 1991, we acquired Beatrice Company (“Beatrice”). As a result of the acquisition and the significant pre-acquisition contingencies of the Beatrice businesses and its former subsidiaries, our consolidated post-acquisition financial statements reflect liabilities associated with the estimated resolution of these contingencies. These include various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by us. The litigation includes several public nuisance and personal injury suits against a number of lead paint and pigment manufacturers, including ConAgra Grocery Products and the Company as alleged successors to W. P. Fuller Co., a lead paint and pigment manufacturer owned and operated by Beatrice until 1967. Although decisions favorable to us have been rendered in Rhode

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 24, 2008 and August 26, 2007

(columnar dollars in millions except per share amounts)

Island, New Jersey, and Wisconsin, we remain a defendant in active suits in Illinois, Ohio, and California. The Illinois suit seeks class-wide relief in the form of medical monitoring for elevated levels of lead in blood. The State of Ohio seeks abatement of the alleged nuisance and unspecified damages. In California, a number of cities and counties have joined in a consolidated action seeking abatement of the alleged public nuisance.

The environmental proceedings include litigation and administrative proceedings involving Beatrice’s status as a potentially responsible party at 34 Superfund, proposed Superfund, or state-equivalent sites; these sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. Beatrice has paid or is in the process of paying its liability share at 32 of these sites. Reserves for these matters have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of Beatrice and other potentially responsible parties, and our experience in remediating sites. The reserves for Beatrice environmental matters totaled $91.1 million as of August 24, 2008, a majority of which relates to the Superfund and state-equivalent sites referenced above. Expenditures for these matters are expected to continue for a period of up to 20 years.

In certain limited situations, we will guarantee an obligation of an unconsolidated entity. We have outstanding guarantees of various trade obligations of the divested Trading and Merchandising business (now operating as the Gavilon Group, LLC, “Gavilon”). The guarantees were in place prior to the divestiture and are in the process of being released by the trade counterparties. The nominal amount of these guarantees was $71 million at August 24, 2008. We have not established a liability in connection with these guarantees, as we believe the likelihood of financial exposure to us under these guarantees is remote. During this transitional period, Gavilon is contractually required to, and has, obtained letters of credit under their financing facilities (led by JP Morgan Chase) for our benefit, the effect of which is to effectively mitigate any financial exposure to us from the guarantees. We also guarantee payment of certain railcar leases of Gavilon; the railcar leases were in place prior to the divestiture and the parties are working with the lessors to secure the Company’s release. The remaining terms of these lease agreements do not exceed ten years and the maximum amount of future payments we have guaranteed is $37 million as of August 24, 2008. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.

We guarantee certain leases and other commercial obligations resulting from our fresh beef and pork divestiture. The remaining terms of these arrangements do not exceed seven years and the maximum amount of future payments we have guaranteed is approximately $24.7 million as of August 24, 2008. We have also guaranteed the performance of the divested fresh beef and pork business with respect to a hog purchase contract. The hog purchase contract requires the fresh beef and pork business to purchase a minimum of approximately 1.2 million hogs annually through 2014. The contract stipulates minimum price commitments, based in part on market prices and, in certain circumstances, also includes price adjustments based on certain inputs.

We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At August 24, 2008, the amount of supplier loans effectively guaranteed by us was approximately $35 million. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.

We are a party to a supply agreement with an onion processing company. We have guaranteed repayment of a loan of this supplier, under certain conditions. At August 24, 2008, the amount of this loan was $25 million. In the event of default on this loan by the supplier, we have the contractual right to purchase the loan from the lender, thereby giving us the rights to underlying collateral. We have not established a liability in connection with these guarantees, as we believe the likelihood of financial exposure to us under this agreement is remote.

We are party to a number of lawsuits and claims arising out of the operation of our business, including lawsuits and claims related to the February 2007 recall of our peanut butter products. We believe that the ultimate resolution of these lawsuits and claims will not have a material adverse effect on our financial condition, results of operations, or liquidity. On June 28, 2007, officials from the Food and Drug Administration’s Office of Criminal Investigations executed a search warrant at our peanut butter manufacturing facility in Sylvester, Georgia, to obtain a variety of records and information relating to plant operations. We have cooperated with officials in regard to the investigation.

After taking into account liabilities recorded for all of the foregoing matters, we believe the ultimate resolution of such matters should not have a material adverse effect on our financial condition, results of operations, or liquidity. Costs of legal services are recognized in earnings as services are provided.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 24, 2008 and August 26, 2007

(columnar dollars in millions except per share amounts)

12.	PENSION AND POSTRETIREMENT BENEFITS

We have defined benefit retirement plans (“plans”) for eligible salaried and hourly employees. Benefits are based on years of credited service and average compensation or stated amounts for each year of service. We also sponsor postretirement plans which provide certain medical and dental benefits (“other benefits”) to qualifying U.S. employees.

We historically had used February 28 as the measurement date for our plans. Beginning May 28, 2007, we elected to early adopt the measurement date provisions of SFAS No. 158. These provisions require the measurement date for plan assets and liabilities to coincide with the sponsor’s fiscal year-end. We used the “alternative” method for adoption. As a result, during the first quarter of fiscal 2008 we recorded a decrease to retained earnings of approximately $11.7 million, net of tax, and an increase to accumulated other comprehensive income of approximately $1.6 million, net of tax, representing the periodic benefit cost for the period from March 1, 2007 through our fiscal 2007 year-end.

Components of pension benefit and other postretirement benefit costs included:

	Pension Benefits Thirteen weeks ended		Postretirement Benefits Thirteen weeks ended
	August 24, 2008	August 26, 2007	August 24, 2008	August 26, 2007
Service cost	$12.9	$15.0	$0.2	$0.3
Interest cost	35.3	33.3	5.7	5.3
Expected return on plan assets	(39.6)	(37.1)	—	—
Amortization of prior service cost	0.8	0.8	(2.8)	(2.9)
Recognized net actuarial loss	0.5	2.1	2.5	3.0

Benefit cost - Company plans	9.9	14.1	5.6	5.7
Pension benefit cost - multi-employer plans	2.3	1.8	—	—

Total benefit cost	$12.2	$15.9	$5.6	$5.7

During the first quarter of fiscal 2009, we contributed $2.2 million to our pension plans and contributed $8.4 million to our other postretirement plans. Based upon the current funded status of the plans and the current interest rate environment, we anticipate making further contributions of approximately $7.0 million to our pension plans for the remainder of fiscal 2009. We anticipate making further contributions of $31.6 million to our other postretirement plans during the remainder of fiscal 2009. These estimates are based on current tax laws, plan asset performance, and liability assumptions, which are subject to change.

13.	LONG-TERM DEBT

During the first quarter of fiscal 2009, we retired approximately $21.5 million of 7.125% senior long-term debt due October 2026 and $17.9 million of 7% senior long-term debt due October 2028, prior to the maturity of the notes, resulting in no material gain or loss.

For the period ending prior to August 26, 2007 and prior periods, we consolidated several entities from which we lease office buildings. These entities were determined to be variable interest entities and we were determined to be the primary beneficiary of each of these entities. In September 2007, we ceased to be the primary beneficiary of the entities and, accordingly, we discontinued the consolidation of the assets and liabilities of these entities. At August 26, 2007, we reflected $92 million of obligations to these entities. At the time we discontinued consolidation, a lease agreement with one of the variable interest entities was determined to be a capital lease, and, as such, at August 24, 2008 and May 25, 2008, we reflected the related leased assets of $46 million in property, plant and equipment, capital lease obligations of $44 million in senior long-term debt, and $2 million in current installments of long-term debt.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 24, 2008 and August 26, 2007

(columnar dollars in millions except per share amounts)

Included in current installments of long-term debt is $300 million of 6.7% senior debt due August 2027 due to the existence of a put option that is exercisable by the holders of the debt from June 1, 2009 to July 1, 2009. If the put option is not exercised by the holders of the debt, we would reclassify the $300 million balance to senior long-term debt in the first quarter of fiscal 2010, when the put option has expired.

14.	ACCELERATED SHARE REPURCHASE PROGRAM

We initiated an accelerated share repurchase program during the first quarter of fiscal 2009. We paid $900 million and have received 38.4 million shares under this program, to date. Under certain circumstances, we may receive additional shares, not to exceed 5.6 million shares, under the program in the second half of fiscal 2009 at no additional cost to us. Under certain circumstances, the likelihood of which we have determined to be remote, we could be required to surrender shares received to date under this program.

15.	FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 were effective as of the beginning of our fiscal 2009 for our financial assets and liabilities, as well as for other assets and liabilities that are carried at fair value on a recurring basis in our consolidated financial statements. The FASB has provided for a one-year deferral of the implementation of this standard for other nonfinanical assets and liabilities. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial position or results of operations.

As required by SFAS No. 157, we have categorized our financial assets and liabilities for which fair value measurement is required into three levels, based upon the nature of the inputs used to determine fair value. The three levels are defined as follows:

Level 1 – Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access at the measurement date.

Level 2 – Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities or quoted prices for identical or similar assets and liabilities in markets that are not active.

Level 3 – Unobservable inputs reflecting our own assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following table presents our financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of August 24, 2008:

	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets	$46.6	$79.5	$—	$126.1
Available for sale securities	2.0	—	—	2.0
Deferred compensation assets	10.7	—	—	10.7

Total assets	$59.3	$79.5	$—	$138.8

Liabilities:
Derivative liabilities	$—	$35.1	$—	$35.1
Deferred and share-based compensation liabilities	34.9	—	—	34.9

Total liabilities	$34.9	$35.1	$—	$70.0

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 24, 2008 and August 26, 2007

(columnar dollars in millions except per share amounts)

16.	RELATED PARTY TRANSACTIONS

Sales to affiliates (equity method investees) of $0.5 million and $1.0 million for the first quarter of fiscal 2009 and 2008, respectively, are included in net sales. We received management fees from affiliates of $4.3 million and $3.7 million in the first quarter of fiscal 2009 and 2008, respectively. Accounts receivable from affiliates totaled $2.6 million, $3.2 million, and $1.1 million at August 24, 2008, May 25, 2008, and August 26, 2007, respectively, of which $3.0 million and $0.4 million are included in current assets held for sale at May 25, 2008 and August 26, 2007, respectively. Accounts payable to affiliates totaled $13.8 million, $15.6 million, and $12.6 million at August 24, 2008, May 25, 2008, and August 26, 2007, respectively.

17.	BUSINESS SEGMENTS AND RELATED INFORMATION

Historically, we reported our results of operations in three segments, the Consumer Foods segment, the Food and Ingredients segment, and the International Foods segment. During the first quarter of fiscal 2009, we completed the assimilation of the international operations primarily into the domestic Consumer Foods business and completed the transition of the direct management of the Consumer Foods reporting segment to the Chief Executive Officer. Accordingly, we have begun to report our operations in two reporting segments: Consumer Foods and Commercial Foods. The majority of the former International Foods segment operations are now managed within the Consumer Foods segment. Beginning in the first quarter of fiscal 2009, we began including the earnings (losses) from equity method investments in segment results below operating profit. Fiscal 2008 financial information has been conformed to reflect these changes.

Consumer Foods

The Consumer Foods reporting segment includes branded, private label, and customized food products which are sold in various retail and foodservice channels, principally in North America. The products include a variety of categories (meals, entrees, condiments, sides, snacks, and desserts) across frozen, refrigerated, and shelf-stable temperature classes. The segment is comprised of and managed through five subsegments as described below:

Grocery Foods North America – includes branded and customized refrigerated or shelf stable food products that are sold in various retail and foodservice channels across the United States. Major brands include: Angela Mia®, Chef Boyardee®, Egg Beaters®, Healthy Choice Fresh Mixers®, Hebrew National®, Hunt’s® , Manwich®, PAM®, Peter Pan®, Snack Pack®, Reddi-wip®, Rosarita®, Ro*Tel®, Swiss Miss®, and Van Camp’s ®. The segment also includes the Consumer Foods businesses in Mexico and Canada which distribute packaged foods that are both locally manufactured and imported from the United States.

Frozen Foods – includes branded and customized frozen food products that are sold in various retail and foodservice channels across the United States. Major brands include: Alexia®, Banquet®, Healthy Choice®, Kid Cuisine®, and Marie Callender’s®.

Snacks and Store Brands – includes branded popcorn, meats, seeds, and specialty snacks, as well as private label food products that are sold in various retail and foodservice channels across the United States. Major brands include: ACT II®, DAVID®, Orville Redenbacher’s®, and Slim Jim®.

Enabler Brands – includes national and regional branded food products across shelf stable, refrigerated and frozen temperature classes. Products are sold in various retail and foodservice channels across the United States. Major brands include: Blue Bonnet®, La Choy®, Libby’s®, The Max®, Parkay®, and Wesson®.

Domestic Export – includes branded shelf stable food products sold through distributors in various markets throughout the world.

The Consumer Foods’ supply chain and order-to-cash functions are centrally managed and largely integrated. Accordingly, we do not maintain balance sheets at the subsegment level. Selling, general and administrative expenses, other than advertising and promotion, are managed at the primary segment level, and as such, we do not separately allocate selling, general and administrative expenses other than advertising and promotion expenses to the Consumer Foods subsegments.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 24, 2008 and August 26, 2007

(columnar dollars in millions except per share amounts)

Commercial Foods

The Commercial Foods reporting segment includes commercially branded foods and ingredients, which are sold principally to foodservice, food manufacturing, and industrial customers. The segment’s primary products include: specialty potato products, milled grain ingredients, a variety of vegetable products, seasonings, blends, and flavors which are sold under brands such as Lamb Weston®, ConAgra Mills®, Gilroy Foods® , and Spicetec® to food processors.

****

Intersegment sales have been recorded at amounts approximating market. Operating profit for each of the primary segments is based on net sales less all identifiable operating expenses. General corporate expense, net interest expense, and income taxes have been excluded from segment operations.

	Thirteen weeks ended
	August 24, 2008	August 26, 2007
Net sales
Consumer Foods:
Grocery Foods North America	$680.7	$614.7
Frozen Foods	418.6	394.7
Snacks and Store Brands	359.6	339.7
Enabler Brands	363.7	322.7
Domestic Export	47.9	43.5
Consumer Foods Administration / Other	(2.1)	(4.3)

Total Consumer Foods	$1,868.4	$1,711.0
Commercial Foods	1,197.2	910.1

Total net sales	$3,065.6	$2,621.1

Profit contribution margin (Net sales, less cost of goods sold and advertising and promotion expenses)
Consumer Foods:
Grocery Foods North America	$174.0	$144.1
Frozen Foods	63.0	70.6
Snacks and Store Brands	67.6	81.9
Enabler Brands	34.4	54.7
Domestic Export	12.1	6.2
Consumer Foods Administration / Other	(2.9)	7.6

Total Consumer Foods	$348.2	$365.1
Commercial Foods	178.0	162.8

Total profit contribution margin	$526.2	$527.9

Selling, general and administrative expenses (except advertising and promotion)
Consumer Foods	$161.1	$177.6
Commercial Foods	45.2	42.2

Total selling, general and administrative expenses at segments (except advertising and promotion)	$206.3	$219.8

Operating profit
Consumer Foods	$187.1	$187.3
Commercial Foods	132.8	120.6

Total operating profit	$319.9	$307.9

Equity method investment earnings (loss)

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 24, 2008 and August 26, 2007

(columnar dollars in millions except per share amounts)

	Thirteen weeks ended
	August 24, 2008	August 26, 2007
Consumer Foods	$1.3	$0.1
Commercial Foods	(0.4)	9.5

Total equity method investment earnings	$0.9	$9.6

General corporate expenses	97.4	70.6
Interest expense, net	50.1	54.8
Income tax expense	65.9	61.1

Income from continuing operations	$107.4	$131.0

During the first quarter of fiscal 2008, we discontinued the practice of designating derivatives as cash flow hedges of commodity inputs. As such, during fiscal 2008, derivative instruments used to create economic hedges of such commodity inputs were marked-to-market each period with both realized and unrealized changes in market value immediately included in cost of goods sold within segment operating profit.

In fiscal 2009, following the sale of our trading and merchandising operations and related organizational changes, we transferred the management of commodity hedging activities (except for those related to our milling operations) to a centralized procurement group. Beginning in the first quarter of fiscal 2009, we began to reflect realized and unrealized gains and losses from derivatives used to hedge anticipated commodity consumption in earnings immediately within general corporate expenses. The gains and losses are reclassified to segment operating results in the period in which the underlying item being hedged is recognized in cost of goods sold. Prior to the first quarter of fiscal 2009, these derivative gains and losses were recorded immediately in our segment results as a component of cost of goods sold, regardless of when the item being hedged impacted earnings. We believe this change will result in better segment management focus on key operational initiatives and improved transparency to derivative gains and losses. We did not recharacterize fiscal 2008 segment results in a comparable manner, as it was impracticable to retrospectively apply the processes which we began to use in fiscal 2009 to determine the appropriate period in which to allocate derivative gains and losses from general corporate expenses to segment operating results.

In fiscal 2008, we began to centrally manage foreign currency risk for all of our reporting segments. Foreign currency derivatives used to manage foreign currency risk are not designated for hedge accounting treatment. We believe that these derivatives provide economic hedges of the foreign currency risk of certain forecasted transactions. As such, these derivatives are recognized at fair market value with realized and unrealized gains and losses recognized in general corporate expenses. The gains and losses are subsequently recognized in the operating results of the reporting segments in the period in which the underlying transaction being economically hedged is included in earnings.

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and currency risk of our foreign operations for the first quarter of fiscal 2009, under this new methodology:

Net derivative gains (losses) incurred	$(33.5)
Net derivative gains (losses) allocated to reporting segments	(0.5)

Net derivative gains (losses) recognized in general corporate expenses	$(33.0)

Net derivative gains (losses) allocated to Consumer Foods	$(0.9)
Net derivative gains (losses) allocated to Commercial Foods	0.4

Net derivative gains (losses) included in segment operating profit	$(0.5)

In the first quarter of fiscal 2008, net derivative gains (losses) from economic hedges of forecasted commodity consumption and currency risk of our foreign operations were $3.5 million in the Consumer Foods segment and $1.1 million in the Commercial Foods segment.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 24, 2008 and August 26, 2007

(columnar dollars in millions except per share amounts)

We also use derivative instruments within our milling operations, which are part of the Commercial Foods segment. Derivative instruments used to economically hedge commodity inventories and forward purchase and sales contracts are marked-to-market such that realized and unrealized gains and losses are immediately included in operating results. The underlying inventory and forward contracts being hedged are also marked-to-market with changes in market value recognized immediately in operating results. For derivative trading activities within our milling operations that are not intended to mitigate commodity input cost risk, the derivative instrument is marked-to-market each period with gains and losses included in net sales of the Commercial Foods segment. In the first quarters of fiscal 2009 and 2008, net derivative losses from trading activities of $0.2 million and $1.2 million, respectively, were included in the results of operations for the Commercial Foods segment.

Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 15% of consolidated net sales in the first quarter of both fiscal 2009 and 2008.

Wal-Mart Stores, Inc. and its affiliates accounted for approximately 15%, 13%, and 14% of consolidated net receivables as of August 24, 2008, May 25, 2008, and August 26, 2007, respectively, primarily in the Consumer Foods segment.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report, including Management’s Discussion & Analysis, contains forward-looking statements. These statements are based on management’s current views and assumptions of future events and financial performance and are subject to uncertainty and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These factors include, among other things, availability and prices of raw materials, future economic circumstances, industry conditions, our performance and financial results, product pricing, competitive environment and related market conditions, operating efficiencies, the ultimate impact of recalls, access to capital, actions of governments and regulatory factors affecting our businesses, and other risks described in our reports filed with the Securities and Exchange Commission. We caution readers not to place undue reliance on any forward-looking statements included in this report which speak only as of the date of this report.

The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements, related notes, and Management’s Discussion & Analysis in our annual report on Form 10-K for the fiscal year ended May 25, 2008. Results for the thirteen week period ended August 24, 2008 are not necessarily indicative of results that may be attained in the future.

Fiscal 2009 First Quarter Executive Overview

ConAgra Foods, Inc. (NYSE: CAG) is one of North America’s largest packaged food companies, serving grocery retailers, as well as restaurants and other foodservice establishments. Popular ConAgra Foods consumer brands include: Banquet®, Chef Boyardee®, Egg Beaters® , Healthy Choice®, Hebrew National®, Hunt’s®, Marie Callender’s®, Orville Redenbacher’s®, Reddi-wip®, PAM®, Peter Pan®, and many others.

Diluted earnings per share were $0.94 in the first quarter of fiscal 2009, including $0.23 per diluted share from continuing operations and $0.71 per diluted share from discontinued operations. Diluted earnings per share were $0.36 in the first quarter of fiscal 2008, including $0.27 per diluted share from continuing operations and $0.09 per diluted share from discontinued operations. Several significant items affect the comparability of year-over-year results of continuing operations. See “Other Significant Items of Note - Items Impacting Comparability” below.

Dispositions of Businesses

Trading and Merchandising Operations

On March 27, 2008, we entered into an agreement with affiliates of Ospraie Special Opportunities Fund to sell our commodity trading and merchandising operations conducted by ConAgra Trade Group (previously principally reported as the Trading and Merchandising segment). The operations include the domestic and international grain merchandising, fertilizer distribution, agricultural and energy commodities trading and services, and grain, animal, and oil seed byproducts merchandising and distribution businesses. In June 2008, the sale of the trading and merchandising operations was completed for before-tax proceeds of 1) approximately $2.2 billion in cash, net of transaction costs (including incentive compensation amounts due to employees due to accelerated vesting), 2) $550 million (face value) of payment-in-kind debt securities issued by the purchaser (the “Notes”) which have been recorded at an initial estimated fair value of $479 million, 3) a short-term receivable of $37 million due from the purchaser, and 4) a four-year warrant to acquire approximately 5% of the issued common equity of the parent company of the divested operations, which has been recorded at an estimated fair value of $1.8 million. We recognized an estimated after-tax gain on the disposition of approximately $299 million in the first quarter of fiscal 2009.

The Notes were issued in three tranches: $99,990,000 principal amount of 10.5% notes due June 19, 2010; $200,035,000 principal amount of 10.75% notes due June 19, 2011; and $249,975,000 principal amount of 11.0% notes due June 19, 2012.

The Notes permit payment of interest in additional Notes. The Notes may be redeemed prior to maturity at the option of the issuer. Until June 23, 2009, the redemption price is 92.5% of face value, plus accrued interest. Thereafter, redemption is at par plus accrued interest. The Notes contain covenants that, among other things, govern the issuer’s ability to make restricted payments and enter into certain affiliate transactions. The Notes also provide for the making of mandatory offers to

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

repurchase upon certain change of control events involving the purchaser, their co-investors, or their affiliates.

During the first quarter of fiscal 2009, we collected $31 million of the short-term receivable due from the purchaser. The remaining $6 million receivable is expected to be collected in the third quarter of fiscal 2009.

We reflect the results of these operations as discontinued operations for all periods presented. The assets and liabilities of the divested trading and merchandising operations have been reclassified as assets and liabilities held for sale within our consolidated balance sheets for all periods prior to the divestiture.

Knott’s Berry Farm® Operations

During the fourth quarter of fiscal 2008, we completed our divestiture of the Knott’s Berry Farm® (“Knott’s”) jams and jellies brand and operations for proceeds of approximately $55 million, resulting in no significant gain or loss. We reflected the results of these operations as discontinued operations for all periods presented. The assets and liabilities of the divested Knott’s business have been reclassified as assets and liabilities held for sale within our consolidated balance sheets for all periods prior to divestiture.

Operating Initiatives

We are implementing operational improvement initiatives that are intended to generate profitable sales growth, improve profit margins, and expand returns on capital over time.

Recent developments in our strategies and action plans include:

•

Pricing initiatives: We have faced significant increases in input costs during fiscal 2008 and the first quarter of fiscal 2009. We implemented price increases across a significant portion of our Consumer Foods portfolio in the last half of fiscal 2008 and the first quarter of fiscal 2009. We also increased prices in fiscal 2008 and the first quarter of fiscal 2009 in our Commercial Foods segment in order to pass on higher input costs. Although we expect the rate of inflationary pressures to moderate on certain key commodities, we continue to monitor the challenging input cost environment and will consider implementing additional pricing actions as appropriate to offset these effects.

•

Innovation: Our recent innovation investments in the Consumer Foods operations resulted in the development of a variety of new products. Healthy Choice® Café Steamers, Healthy Choice® Fresh Mixers, Healthy Choice® Panini, new flavors of Healthy Choice® Soups, Hunt’s® Fire Roasted Diced Tomatoes, Orville Redenbacher’s® Smart Pop! Low Sodium, Orville Redenbacher’s® Natural, PAM® Professional, and Fleischmann’s® and Parkay® Soft Spreads were introduced to the market during fiscal 2008. In early fiscal 2009 we introduced Healthy Choice® Asian Steamers and Healthy Choice® Fresh Mixers. In addition, our Commercial Foods businesses, principally Lamb Weston, ConAgra Mills, and Gilroy Foods and Flavors, continue to invest in a variety of new foodservice products and ingredients for foodservice, food manufacturing, and industrial customers. Together with additional new products planned for fiscal 2009 and beyond, these products are expected to contribute to additional sales growth in the future.

•

Sales growth initiatives: We continue to implement sales improvement initiatives focused on penetrating the fastest growing channels, better return on customer trade arrangements, and optimal shelf placement for our most profitable products.

•	Reducing costs throughout the supply chain and the general and administrative functions:

•

We began an intense focus on cost reduction initiatives in February 2006, when we initiated the fiscal 2006-2008 restructuring plan (the “2006-2008 restructuring plan”). Substantially completed by the end of fiscal 2008, the 2006-2008 restructuring plan focused on streamlining the supply chain and reducing selling, general and administrative costs. During fiscal 2008, we identified additional opportunities to create a more efficient organization, particularly in our Consumer Foods operations and related functional organizations and the international foods operations (the “2008-2009 restructuring plan”). The combined cost of these plans, updated through August 24, 2008, is forecasted at $277 million. We have incurred total charges under these plans, since inception through August 24, 2008, of $267 million.

References to our restructuring plans (“the plans”) refer to both the 2006-2008 restructuring plan and the 2008-2009 restructuring plan, unless otherwise noted. Our restructuring plans are expected to generate annual savings in excess of $50 million per year.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

•

In addition to restructuring activities, we have ongoing initiatives, principally focused on supply chain activities (manufacturing, logistics, and procurement functions), which have resulted in significant cost savings in recent periods.

•

Portfolio changes: In recent years, we divested non-core operations that had limited our ability to achieve our efficiency targets. Divesting these operations is helping to simplify our operations and enhance efficiency initiatives going forward. In fiscal 2008, we acquired Alexia Foods, Lincoln Snacks, Watts Brothers, and Twin City Foods for a total of approximately $255 million in cash plus assumed liabilities, enhancing our Consumer Foods and Commercial Foods portfolios.

Capital Allocation

During the first quarter of fiscal 2009, we have funded the following:

•

an accelerated share repurchase program of $900 million (approximately 38.4 million shares of common stock have been repurchased to date), and repayment of $1.1 billion of commercial paper balances (including approximately $531 million drawn in the first quarter to support the working capital requirements of the trading and merchandising operations) and approximately $40 million of long-term debt, largely with the cash proceeds from the divestiture of the trading and merchandising operations,

•	capital expenditures of approximately $106 million, and

•	dividend payments of approximately $92 million.

Opportunities and Challenges

We believe that our operating initiatives will favorably impact future sales, profits, profit margins, and returns on capital. Because of the scope of change underway, there is risk that these broad change initiatives will not be successfully implemented. Input costs, competitive pressures, the ability to execute the operational changes planned, and successfully implement pricing actions, among other factors, will affect the timing and impact of these initiatives.

We have faced increased costs for many of our significant raw materials, packaging, and energy inputs. We seek to mitigate the higher input costs through pricing and productivity initiatives, and through the use of derivative instruments used to economically hedge a portion of forecasted future consumption. We have taken further price increases during the first quarter of fiscal 2009. We are also focusing on selling, general and administrative cost initiatives, as evidenced by the initiation of our restructuring plans. We expect the rate of input cost increases to moderate for certain key commodities in fiscal 2009. However, if the benefits from pricing actions, supply chain productivity improvements, economic hedges, and selling, general and administrative cost reduction initiatives are insufficient to cover these expected higher input costs, results of operations, particularly Consumer Foods operating profit, may continue to be negatively impacted.

Changing consumer preferences may impact sales of certain of our products. We offer a variety of food products which appeal to a range of consumer preferences and utilize innovation and marketing programs to develop products that fit with changing consumer trends. As part of these programs, we introduce new products and product extensions.

Consolidation of many of our customers continues to result in increased buying power, negotiating strength, and complex service requirements for those customers. This trend, which is expected to continue, may negatively impact gross margins, particularly in the Consumer Foods segment. In order to effectively respond to this customer consolidation, we continually evaluate our consumer marketing, sales, and customer service strategies. We are implementing trade promotion programs designed to improve return on investment, and pursuing shelf placement and customer service improvement initiatives.

Other Significant Items of Note - Items Impacting Comparability

Items of note impacting comparability for the first quarter of fiscal 2009 included the following:

Reported within Continuing Operations

•	a gain of $19 million ($11 million after tax) on the sale of the Pemmican beef jerky business, and

•	charges totaling $9 million ($8 million after tax) for costs under our restructuring plans.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

See the discussion of segment presentation of gains and losses from derivatives used for hedging of anticipated commodity input costs in the segment review, below.

Reported within Discontinued Operations

•	a gain of $488 million ($299 million after tax) on the sale of the trading and merchandising business.

Items of note impacting comparability for the first quarter of fiscal 2008 included the following:

Reported within Continuing Operations

•	a benefit of $12 million ($7 million after tax) for recoveries of restructuring charges under the 2006-2008 restructuring plan,

•	charges totaling $12 million ($7 million after tax) related to the peanut butter recall, and

•	net tax benefits of approximately $3 million resulting from changes in legal structure that reduced certain state effective tax rates, partially offset by international income tax charges.

Segment Review

Historically, we reported our results of operations in three segments, the Consumer Foods segment, the Food and Ingredients segment, and the International Foods segment. During the first quarter of fiscal 2009, we completed the assimilation of the international operations primarily into the domestic Consumer Foods business and completed the transition of the direct management of the Consumer Foods reporting segment to the Chief Executive Officer. Accordingly, we have begun to report our operations in two reporting segments: Consumer Foods and Commercial Foods. The majority of the former International Foods segment operations are now managed within the Consumer Foods segment. Beginning in the first quarter of fiscal 2009, we began including the earnings (losses) from equity method investments in segment results below operating profit. Fiscal 2008 financial information has been conformed to reflect these changes.

Consumer Foods

The Consumer Foods reporting segment includes branded, private label, and customized food products which are sold in various retail and foodservice channels, principally in North America. The products include a variety of categories (meals, entrees, condiments, sides, snacks, and desserts) across frozen, refrigerated, and shelf-stable temperature classes. The segment is comprised of and managed through five subsegments as described below:

Grocery Foods North America – includes branded and customized refrigerated or shelf-stable food products that are sold in various retail and foodservice channels across the United States. Major brands include: Angela Mia®, Chef Boyardee®, Egg Beaters®, Healthy Choice® Fresh Mixers, Hebrew National®, Hunt’s® , Manwich®, PAM®, Snack Pack®, Reddi-wip®, Rosarita®, Ro*Tel®, Swiss Miss®, and Van Camp’s ®. The segment also includes the consumer foods businesses in Mexico and Canada which distribute packaged foods that are both locally manufactured and imported from the United States.

Frozen Foods – includes branded and customized frozen food products that are sold in various retail and foodservice channels across the Unites States. Major brands include: Alexia®, Banquet®, Healthy Choice®, Kid Cuisine®, and Marie Callender’s®.

Snacks and Store Brands – includes branded popcorn, meats, seeds, and specialty snacks, as well as private label food products that are sold in various retail and foodservice channels across the United States. Major brands include: ACT II®, DAVID®, Orville Redenbacher’s®, and Slim Jim®.

Enabler Brands – includes national and regional branded food products across shelf-stable, refrigerated, and frozen temperature classes. Products are sold in various retail and foodservice channels across the United States. Major brands include: Blue Bonnet®, La Choy®, Libby’s®, The Max®, Parkay®, and Wesson®.

Domestic Export – includes branded shelf-stable food products sold through distributors in various markets throughout the world.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

The Consumer Foods’ supply chain and order-to-cash functions are centrally managed and largely integrated. Accordingly, we do not maintain balance sheets at the subsegment level. Selling, general and administrative expenses, other than advertising and promotion, are managed at the primary segment level, and as such, we do not separately allocate selling, general and administrative expenses other than advertising and promotion expenses to the Consumer Foods subsegments.

Commercial Foods

The Commercial Foods reporting segment includes commercially branded foods and ingredients, which are sold principally to foodservice, food manufacturing, and industrial customers. The segment’s primary products include: specialty potato products, milled grain ingredients, a variety of vegetable products, seasonings, blends, and flavors which are sold under brands such as ConAgra Mills®, Lamb Weston®, Gilroy Foods® , and Spicetec® to food processors.

Presentation of Derivative Gains (Losses) in Segment Results

In fiscal 2009, following the sale of our trading and merchandising operations and related organizational changes, we transferred the management of commodity hedging activities (except for those related to our milling operations) to a centralized procurement group. Beginning in the first quarter of fiscal 2009, we began to reflect realized and unrealized gains and losses from derivatives (except for those related to our milling operations) used to hedge anticipated commodity consumption in earnings immediately within general corporate expenses. The gains and losses are reclassified to segment operating results in the period in which the underlying item being hedged is recognized in cost of goods sold. Prior to the first quarter of fiscal 2009, these derivative gains and losses were recorded immediately in our segment results as a component of cost of goods sold regardless of when the item being hedged impacted earnings. We believe this change will result in better segment management focus on key operational initiatives and improved transparency to derivative gains and losses.

In fiscal 2008, we began to centrally manage foreign currency risk for all of our reporting segments. Foreign currency derivatives used to manage foreign currency risk are not designated for hedge accounting treatment. We believe that these derivatives provide economic hedges of the foreign currency risk of certain forecasted transactions. As such, these derivatives are recognized at fair market value with realized and unrealized gains and losses recognized in general corporate expenses. The gains and losses are subsequently recognized in the operating results of the reporting segments in the period in which the underlying transaction being economically hedged is included in earnings.

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and currency risk of our foreign operations for the first quarter of fiscal 2009, under this new methodology:

Net derivative gains (losses) incurred	$(33.5)
Net derivative gains (losses) allocated to reporting segments	(0.5)

Net derivative gains (losses) recognized in general corporate expenses	$(33.0)

Net derivative gains (losses) allocated to Consumer Foods	$(0.9)
Net derivative gains (losses) allocated to Commercial Foods	0.4

Net derivative gains (losses) included in segment operating profit	$(0.5)

In the first quarter of fiscal 2008, net derivative gains (losses) from economic hedges of forecasted commodity consumption and currency risk of our foreign operations were $3.5 million in the Consumer Foods segment and $1.1 million in the Commercial Foods segment.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

Net Sales

($ in millions)	Net Sales
Reporting Segment	Thirteen weeks ended
	August 24, 2008	August 26, 2007	% Inc / (Dec)
Consumer Foods
Grocery Foods North America	$681	$615	11%
Frozen Foods	419	395	6%
Snacks and Store Brands	359	339	6%
Enabler Brands	364	323	13%
Domestic Export	48	43	10%
Other	(2)	(4)	N/A

Total Consumer Foods	1,869	1,711	9%
Commercial Foods	1,197	910	32%

Total	$3,066	$2,621	17%

Net sales for the first quarter of fiscal 2009 were $3.1 billion, an increase of $445 million, or 17%, from the first quarter of fiscal 2008. Increased sales were largely due to increased pricing across all segments and subsegments, including higher net sales in the milling operations driven by significant increases in wheat costs.

Consumer Foods net sales for the first quarter were $1.9 billion, an increase of 9% compared to the same period in the prior fiscal year. Results reflected effectively flat sales volume and a 9% improvement in net pricing and product mix. Highlights by subsegment are as follows:

Grocery Foods North America

Grocery Foods North America subsegment sales were $681 million, an increase of 11% compared to the first quarter of fiscal 2008. Results reflect a 5% increase in net pricing and a 5% increase in volumes, including 3% due to the reintroduction of Peter Pan® peanut butter. Sales of all peanut butter products, including both branded and private label, in the first quarter of fiscal 2009 were $20 million higher than in the first quarter of fiscal 2008. We achieved sales growth in the first quarter of fiscal 2009 for the following brands: Chef Boyardee®, Egg Beaters®, Hebrew National®, Hunts®, and Peter Pan®. Sales declines occurred for Swiss Miss®. Sales for other brands were essentially flat. Sales growth was flat in Canada and increased by $12 million in Mexico.

Frozen Foods

Frozen Foods subsegment sales were $419 million, an increase of 6% compared to the first quarter of fiscal 2008. Results reflect improved volume and mix of 6% and a 1% reduction of net pricing related to competitive pricing activities. We achieved sales growth in the first quarter of fiscal 2009 for both Alexia® and Banquet® Sales for other brands were essentially flat. Net sales from the Alexia business, acquired in fiscal 2008 totaled $10 million and $3 million in the first quarters of fiscal 2009 and 2008, respectively.

Snacks and Store Brands

Snacks and Store Brands subsegment sales were $359 million, an increase of 6% compared to the first quarter of fiscal 2008. Results reflect an increase of 6% in net pricing with flat volume. Net sales from Lincoln Snacks, a business acquired in the second quarter of fiscal 2008, totaled $6 million in the first quarter of fiscal 2009. We achieved sales growth in the first quarter of fiscal 2009 for both Orville Redenbacher’s® and Slim Jim®. Sales declined for ACT II®. Sales for other brands were essentially flat.

Enabler Brands

Enabler Brands subsegment sales were $364 million, an increase of 13% compared to the first quarter of fiscal 2008. Results reflect an 18% increase in net pricing, primarily in our oil and tablespreads products, and a 5% reduction in volume. We achieved sales growth in the first quarter of fiscal 2009 for the following brands: Blue Bonnet®, La Choy®, Libby’s ®, and Van Camp’s®. Sales declines occurred for Parkay® and Wolf®. Sales for other brands were essentially flat.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

Domestic Export

Domestic Export subsegment sales were $48 million, an increase of 10% compared to the first quarter of fiscal 2008. Results reflect improved volume and mix of 5% and increased net pricing of 5%. The higher sales are also reflective of better sales performance on Chef Boyardee®, Orville Redenbacher’s®, and Snack Pack®.

Commercial Foods net sales were $1.2 billion in the first quarter of fiscal 2009, an increase of $287 million, or 32%, compared to the same period in the prior fiscal year. Increased net sales for the first quarter of fiscal 2009 reflected significantly higher selling prices in the segment’s flour milling operations due to higher wheat prices, and price increases in our Lamb Weston specialty potato products business. Net sales from Watts Brothers, a business acquired in the fourth quarter of fiscal 2008, were $21 million in the first quarter of fiscal 2009.

Profit Contribution Margin

(Net sales less cost of goods sold and advertising and promotion expense)

($ in millions)	Profit Contribution Margin
Reporting Segment	Thirteen weeks ended
	August 24, 2008	August 26, 2007	% Inc / (Dec)
Consumer Foods
Grocery Foods North America	$174	$144	21%
Frozen Foods	63	71	(11)%
Snacks and Store Brands	68	82	(17)%
Enabler Brands	34	55	(37)%
Domestic Export	12	6	94%
Other	(3)	7	N/A

Total Consumer Foods	348	365	(5)%
Commercial Foods	178	163	9%
Included in general corporate expenses	(33)	—	N/A

Consumer Foods profit contribution margin (“PCM”) for the first quarter of fiscal 2009 was $348 million, a decrease of $17 million, or 5%, from the same period in the prior year. The decrease in PCM reflects significantly higher input costs in all subsegments that were partially offset by supply chain productivity savings and increased net pricing. We estimate that the Consumer Foods segment experienced approximately $190 million of input cost inflation in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008. In addition, advertising and promotion expense increased approximately $6 million in the first quarter of fiscal 2009 over the same period in the prior year.

Highlights by subsegment are as follows:

Grocery Foods North America

Grocery Foods North America PCM was $174 million, an increase of 21%, reflecting the impact of higher sales and supply chain productivity savings offset by the impact of higher input costs. In addition, due to the timing of the reintroduction of Peter Pan® peanut butter products in the prior year, PCM from Peter Pan® peanut butter products in the first quarter of fiscal 2009 and 2008 was $4 million and $(8) million, respectively. Advertising and promotion costs were in line with prior year levels.

Frozen Foods

Frozen Foods PCM was $63 million, a decrease of 11%, as impacts of higher input costs and competitive pricing pressure more than offset the benefits of higher sales, supply chain productivity savings, and a slight decrease in advertising and promotion costs.

Snacks and Store Brands

Snacks and Store Brands PCM was $68 million, a decrease of 17%, as impacts of higher input costs and increased advertising and promotion costs of approximately $8 million more than offset the benefits of higher sales and supply chain productivity savings.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

Enabler Brands

Enabler Brands PCM was $34 million, a decrease of 38%, as impacts of higher input costs, particularly for the Wesson® brand, more than offset the benefits of higher sales, supply chain productivity savings, and a decrease in advertising and promotion costs.

Domestic Export

Domestic Export PCM was $12 million, an increase of 94%, reflecting improved volume and mix, as well as a decrease in advertising and promotion costs.

Commercial Foods PCM was $178 million for the first quarter of fiscal 2009 and $163 million in the same period of the prior year, an increase of 9%. The acquisition of Watts Brothers in the fourth quarter of fiscal 2008 added approximately $6 million of PCM in the first quarter of fiscal 2009. All major businesses in this segment experienced significantly higher input costs in the first quarter of fiscal 2009 than in the comparable period of the prior year and increased pricing to offset these higher costs. The PCM in the milling business increased modestly, although gross margin percentage decreased as the entire amount of increased wheat component costs was passed on through higher flour pricing.

Corporate PCM represents $33 million of realized and unrealized losses on derivative instruments used to economically hedge anticipated consumption of commodity input costs and foreign currency cash flows. (See page 30.)

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $369 million for the first quarter of fiscal 2009, a decrease of $13 million, or 3%, as compared to the same period of the prior year. Selling, general and administrative expenses for the first quarter of fiscal 2009 reflected:

•	a $19 million gain on the disposition of the Pemmican business,

•	a decrease in incentive compensation accruals of $13 million,

•	a decrease in pension and postretirement expense of $6 million,

•	a decrease of contract services expense of $9 million,

•	an increase in advertising and promotion expense of $4 million,

•	charges of approximately $9 million related to the execution of our restructuring plans, and

•	a gain of $5 million on the sale of a facility in our Commercial Foods segment.

Selling, general and administrative expenses in the first quarter of fiscal 2008 included:

•	a benefit of approximately $11 million due to a reduction of accruals for estimated costs related to the execution of our restructuring plans,

•	income of $5 million for reimbursement of expenses related to transition services provided to the buyers of certain divested businesses,

•	charges related to the peanut butter recall of approximately $5 million, and

•	a realized gain of $3 million from an available-for-sale security.

Operating Profit (Earnings before general corporate expenses, interest expense, net, income taxes, and equity method investment earnings)

($ in millions)	Operating Profit
Reporting Segment	Thirteen weeks ended
	August 24, 2008	August 26, 2007	% Inc / (Dec)
Consumer Foods	$187	$187	—%
Commercial Foods	133	121	10%

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

Consumer Foods operating profit for the first quarter of fiscal 2009 was $187 million, unchanged from the first quarter of fiscal 2008. PCM was $17 million lower for the first quarter of fiscal 2009 than in the first quarter of fiscal 2008, as discussed above. We sold our Pemmican beef jerky business in the first quarter of fiscal 2009, recognizing a gain of $19 million. The Consumer Foods segment incurred costs of $8 million in the first quarter of fiscal 2009 and recognized a benefit of $11 million in the first quarter of fiscal 2008 in connection with our restructuring plans. Advertising and promotion expense was $6 million higher in the first quarter of fiscal 2009 than in the first quarter of fiscal 2008. Salaries and incentive compensation expense was $9 million lower in the first quarter of fiscal 2009 than in the first quarter of fiscal 2008.

For the first quarter of fiscal 2009, operating profit for the Commercial Foods segment was $133 million, an increase of $12 million, or 10%, from the first quarter of fiscal 2008. Improved operating profit was reflective of increased PCM, discussed above. Results include a gain of $5 million from the sale of a production facility in the first quarter of fiscal 2009.

Interest Expense, Net

Net interest expense was $50 million and $55 million for the first quarter of fiscal 2009 and 2008, respectively. The decrease reflects $13 million of interest income from the payment-in-kind notes received in connection with the disposition of the trading and merchandising business, partially offset by interest expense on higher commercial paper borrowings early in the first quarter of fiscal 2009.

Income Taxes

In the first quarter of fiscal 2009 and 2008, our income tax expense was $66 million and $61 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately 38% for the first quarter of fiscal 2009, reflecting the impact of divestitures of international subsidiaries, a change in deferred tax items related to the divestiture of the trading and merchandising business, and a reduction in income tax contingency reserves. The effective tax rate for the first quarter of fiscal 2008 was approximately 32%, reflecting a benefit due to changes in our legal entity structure, partially offset by international income tax charges. We expect our effective income tax rate to be in the range of 35% over time.

Equity Method Investment Earnings

Equity method investment earnings were $1 million and $10 million for the first quarter of fiscal 2009 and 2008, respectively. Decreased equity method investment earnings were the result of less profitable operations of a foreign potato processing venture.

Discontinued Operations

In June 2008, we completed the sale of the trading and merchandising operations and recognized an after-tax gain on the disposition of approximately $299 million in the first quarter of fiscal 2009.

The trading and merchandising operations generated after-tax earnings of $36 million during the first quarter of fiscal 2009, prior to the divestiture.

Results from discontinued operations in the first quarter of fiscal 2008 reflect $44 million of earnings from operating the discontinued businesses.

Earnings Per Share

Our diluted earnings per share in the first quarter of fiscal 2009 were $0.94, including $0.23 per diluted share from continuing operations and $0.71 per diluted share from discontinued operations. Our diluted earnings per share in the first quarter of fiscal 2008 were $0.36, including $0.09 per diluted share of earnings from discontinued operations. See “Other Significant Items of Note – Items Impacting Comparability” above as several other significant items affect the comparability of year-over-year results of operations.

Liquidity and Capital Resources

Sources of Liquidity and Capital

Our primary financing objective is to maintain a prudent capital structure that provides us flexibility to pursue our growth objectives. We currently use short-term debt principally to finance ongoing operations, including our seasonal working

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

capital (accounts receivable and prepaid expenses and other current assets, less accounts payable, accrued payroll, and other accrued liabilities) needs and a combination of equity and long-term debt to finance both our base working capital needs and our noncurrent assets.

Commercial paper borrowings (usually less than 30 days maturity) are reflected in our consolidated balance sheets within notes payable. At August 24, 2008, we had a $1.5 billion multi-year revolving credit facility with a syndicate of financial institutions which matures in December 2011. The multi-year facility is a back-up facility for our commercial paper program. Borrowings under the multi-year facility bear interest at or below prime rate and may be prepaid without penalty. As of August 24, 2008, we had short-term notes payable of $25 million. The multi-year revolving credit facility requires us to repay borrowings if our consolidated funded debt exceeds 65% of the consolidated capital base, as defined, or if fixed charges coverage, as defined, is less than 1.75 to 1.0, as such terms are defined in applicable agreements. As of the end of the first quarter of fiscal 2009, we were in compliance with the credit agreements’ financial covenants.

As of the end of the first quarter of fiscal 2009 and 2008, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the revolving credit facilities, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as potentially limiting access.

We have repurchased our shares from time to time based on market conditions. We began fiscal 2008 with an authorization to purchase up to $88 million of our common stock in the open market or through privately negotiated transactions. During fiscal 2008, the Board of Directors authorized us to repurchase up to an additional $500 million of our common stock. We repurchased $188 million of our shares during fiscal 2008. Subsequent to fiscal 2008, our authorization increased an additional $500 million. During the first quarter of fiscal 2009, we executed an accelerated share repurchase, buying back approximately 38 million shares of our stock, to date, for $900 million, essentially exhausting our current share repurchase authorization. We expect to complete the accelerated share repurchase in the second half of 2009.

During the first quarter of fiscal 2009, we sold our trading and merchandising operations for proceeds of: 1) approximately $2.2 billion in cash, net of transaction costs, 2) $550 million (face value) of payment-in-kind debt securities issued by the purchaser which have been recorded at an estimated fair value of $479 million, 3) a short-term receivable of $37 million due from the purchaser (of which $31 million was received in the first quarter of fiscal 2009), and 4) a four-year warrant to acquire approximately 5% of the issued common equity of the parent company of the divested operations, which has been recorded at an estimated fair value of $1.8 million.

Cash Flows

During the first quarter of fiscal 2009, we generated $125 million of cash, which was the net impact of $441 million used in operating activities, $2.2 billion generated in investing activities, and $1.6 billion used by financing activities.

Cash generated in operating activities of continuing operations totaled $194 million in the first quarter of fiscal 2009, as compared to $28 million used in the same period of the prior year. Lower income from continuing operations was offset by a lower use of cash for working capital in the first quarter of fiscal 2009, due to an improvement in our cash conversion cycle. Cash used in operating activities of discontinued operations was approximately $635 million in the first quarter of fiscal 2009, as compared to $143 million of cash used in the first quarter of fiscal 2008.

Cash used in investing activities from continuing operations totaled $94 million in the first quarter of fiscal 2009, versus cash used in investing activities of $189 million in the same period of fiscal 2008. Investing activities of continuing operations in the first quarter of fiscal 2009 consisted primarily of capital expenditures of $106 million and expenditures of $30 million for the purchase of businesses and intangible assets, offset by $29 million from the sale of businesses and $13 million of proceeds from the sale of property, plant and equipment. Investing activities for the first quarter of fiscal 2008 consisted primarily of $189 million of capital expenditures, which included approximately $39 million of expenditures related to our purchase of certain warehouse facilities from our lessors (these warehouses were sold for proceeds of approximately $36 million to unrelated third parties immediately thereafter) and purchases of businesses of $50 million, offset by proceeds of $12 million from the sale of property, plant and equipment. We generated $2.3 billion of cash from investing activities of discontinued operations in the first quarter of fiscal 2009 from the disposition of the trading and merchandising business. We used $2 million of cash from investing activities of discontinued operations in the first quarter of fiscal 2008.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

Cash used in financing activities totaled $1.6 billion in the first quarter of fiscal 2009 versus cash used of $67 million in the first quarter of fiscal 2008. During the first quarter of fiscal 2009 and 2008, we paid dividends of $92 million and $89 million, respectively. In the first quarter of fiscal 2009 and 2008, we repurchased $900 million and $88 million, respectively, of our common stock as part of our share repurchase program. During the first quarter of fiscal 2009 we decreased our debt by approximately $607 million, reflecting repayment of $1.1 billion of commercial paper balances (including approximately $531 million drawn in the first quarter to support the working capital requirements of the trading and merchandising operations) and approximately $40 million of long-term debt, largely with the cash proceeds from the trading and merchandising disposition.

We estimate our capital expenditures in fiscal 2009 will be approximately $475 million. We believe that existing cash balances, cash flows from operations, divestiture proceeds, existing credit facilities, and access to capital markets will provide sufficient liquidity to meet our working capital needs, planned capital expenditures, and payment of anticipated quarterly dividends.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

Off-Balance Sheet Arrangements

We use off-balance sheet arrangements (e.g., operating leases) where the economics and sound business principles warrant their use. We periodically enter into guarantees and other similar arrangements as part of transactions in the ordinary course of business. These are described further in “Obligations and Commitments,” below.

We consolidate the assets and liabilities of several entities from which we lease corporate aircraft. For the period ending prior to August 26, 2007 and prior periods, we consolidated several entities from which we lease office buildings. Each of these entities had been determined to be a variable interest entity and we were determined to be the primary beneficiary of each of these entities. In September 2007, we ceased to be the primary beneficiary of the entities from which we lease office buildings and, accordingly, we discontinued the consolidation of the assets and liabilities of these entities.

Due to the consolidation of the variable interest entities, we reflected in our balance sheets:

	August 24, 2008	May 25, 2008	August 26, 2007
Property, plant and equipment, net	$51.0	$51.8	$154.1
Other assets	—	—	13.8
Current installments of long-term debt	3.4	3.3	6.2
Senior long-term debt, excluding current installments	50.0	50.9	142.5
Other accrued liabilities	0.6	0.6	0.6
Other noncurrent liabilities	—	—	21.7

The liabilities recognized as a result of consolidating these entities do not represent additional claims on our general assets. The creditors of these entities have claims only on the assets of the specific variable interest entities to which they have advanced credit.

Obligations and Commitments

As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as lease agreements, debt agreements, and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as “take-or-pay” contracts). The unconditional purchase obligation arrangements are entered into in our normal course of business in order to ensure adequate levels of sourced product are available. Of these items, debt and capital lease obligations, which totaled $3.4 billion and $67 million, respectively, as of August 24, 2008, were recognized as liabilities in our consolidated balance sheet. Operating lease obligations and unconditional purchase obligations, which totaled $1.3 billion as of August 24, 2008, in accordance with generally accepted accounting principles, were not recognized as liabilities in our consolidated balance sheet.

A summary of our contractual obligations as of August 24, 2008 was as follows:

	Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt	$3,421.1	$310.0	$513.0	$745.1	$1,853.0
Capital lease obligations	67.2	4.8	8.2	5.5	48.7
Operating lease obligations	388.3	60.1	109.4	83.9	134.9
Purchase obligations	880.0	746.0	105.5	17.9	10.6

Total	$4,756.6	$1,120.9	$736.1	$852.4	$2,047.2

We are also contractually obligated to pay interest on our long-term debt and capital lease obligations. The weighted average interest rate of the long-term debt obligations outstanding as of August 24, 2008 was approximately 7.2%.

Included in current installments of long-term debt (payments due in less than one year) is $300 million of 6.7% senior debt due August 2027 due to the existence of a put option that is exercisable by the holders of the debt from June 1, 2009 to July 1,

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

2009. If the put option is not exercised by the holders of the debt, we will reclassify the $300 million balance to senior long-term debt in the first quarter of fiscal 2010, when the put option has expired.

We consolidate the assets and liabilities of certain entities from which we lease corporate aircraft. These entities have been determined to be variable interest entities and we have been determined to be the primary beneficiary of theses entities. The amounts reflected in contractual obligations of long-term debt, in the table above, include $53 million of liabilities of these variable interest entities to the creditors of such entities. The long-term debt recognized as a result of consolidating these entities does not represent additional claims on our general assets. The creditors of these entities have claims only on the assets of the specific variable interest entities. As of August 24, 2008, we were obligated to make rental payments of $65 million to the variable interest entities, of which $7 million is due in less than one year, $13 million is due in one to three years, and $45 million is due in three to five years. Such amounts are not reflected in the table, above.

The purchase obligations noted in the table above do not reflect approximately $457 million of open purchase orders, some of which are not legally binding. These purchase orders are settleable in the ordinary course of business in less than one year.

As part of our ongoing operations, we also enter into arrangements that obligate us to make future cash payments only upon the occurrence of a future event (e.g., guarantees of debt or lease payments of a third party should the third party be unable to perform). The following commercial commitments are not recognized as liabilities in our consolidated balance sheet. A summary of our commitments, including commitments associated with equity method investments, as of August 24, 2008 was as follows:

	Amount of Commitment Expiration Per Period (in millions)
Other Commercial Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Guarantees	$196.5	$121.9	$21.9	$13.6	$39.1
Other commitments	0.7	0.7	—	—	—

Total	$197.2	$122.6	$21.9	$13.6	$39.1

In certain limited situations, we will guarantee an obligation of an unconsolidated entity. We have outstanding guarantees of various trade obligations of the divested trading and merchandising business (now operating as the Gavilon Group, LLC, “Gavilon”). The guarantees were in place prior to the divestiture and are in the process of being released by the trade counterparties. The nominal amount of these guarantees was $71 million at August 24, 2008. We have not established a liability in connection with these guarantees, as we believe the likelihood of financial exposure to us under these guarantees is remote. During this transitional period, Gavilon is contractually required to, and has, obtained letters of credit under their financing facilities (led by JP Morgan Chase) for our benefit, the effect of which is to mitigate any financial exposure to us from the guarantees. We also guarantee payment of certain railcar leases of Gavilon; the railcar leases were in place prior to the divestiture and the parties are working with the lessors to secure the Company’s release. The remaining terms of these lease agreements do not exceed ten years and the maximum amount of future payments we have guaranteed is $37 million as of August 24, 2008. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.

We guarantee certain leases and other commercial obligations resulting from our fresh beef and pork divestiture. The remaining terms of these arrangements do not exceed seven years and the maximum amount of future payments we have guaranteed was approximately $25 million as of August 24, 2008. We have also guaranteed the performance of the divested fresh beef and pork business with respect to a hog purchase contract. The hog purchase contract requires the fresh beef and pork business to purchase a minimum of approximately 1.2 million hogs annually through 2014. The contract stipulates minimum price commitments, based in part on market prices and, in certain circumstances, also includes price adjustments based on certain inputs.

We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At August 24, 2008, the amount of supplier loans effectively guaranteed by us was approximately $35 million. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.

We are a party to a supply agreement with an onion processing company. We have guaranteed repayment of a loan of this supplier, under certain conditions. At August 24, 2008, the amount of this loan was $25 million. In the event of default on this loan by the supplier, we have the contractual right to purchase the loan from the lender, thereby giving us the rights to underlying collateral. We have not established a liability in connection with these guarantees, as we believe the likelihood of financial exposure to us under this agreement is remote.

The obligations and commitments tables, above, do not include any reserves for income taxes under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (as amended), as we are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes. The liability for gross unrecognized tax benefits at August 24, 2008 was $66 million.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

Critical Accounting Estimates

A discussion of our critical accounting estimates can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our annual report on Form 10-K for the fiscal year ended May 25, 2008.

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133. This standard requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for our third quarter of fiscal 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, effective as of the beginning of our fiscal 2010, noncontrolling interests will be classified as equity in our financial statements and income and comprehensive income attributed to the noncontrolling interest will be included in our income and comprehensive income. The provisions of this standard must be applied retrospectively upon adoption. We are currently evaluating the impact of adopting SFAS No. 160 on our consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. The provisions of SFAS No. 141(R) are effective for business combinations occurring on or after June 1, 2009.

Related Party Transactions

Sales to affiliates (equity method investees) of $0.5 million and $1.0 million for the first quarter of fiscal 2009 and 2008, respectively, are included in net sales. We received management fees from affiliates of $4.3 million and $3.7 million in the first quarter of fiscal 2009 and 2008, respectively. Accounts receivable from affiliates totaled $2.6 million, $3.2 million, and $1.1 million at August 24, 2008, May 25, 2008, and August 26, 2007, respectively, of which $3.0 million and $0.4 million are included in current assets held for sale at May 25, 2008 and August 26, 2007, respectively. Accounts payable to affiliates totaled $13.8 million, $15.6 million, and $12.6 million at August 24, 2008, May 25, 2008, and August 26, 2007, respectively.

From time to time, one of our business units has engaged an environmental and agricultural engineering services firm. The firm is a subsidiary of an entity whose chief executive officer serves on our Board of Directors. Payments to this firm for environmental and agricultural engineering services performed totaled less than $0.1 million in both the first quarter of fiscal 2009 and 2008, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks affecting us are exposures to price fluctuations of commodity and energy inputs, interest rates, and foreign currencies.

Other than the changes noted below, there have been no material changes in our market risk during the thirteen weeks ended August 24, 2008. For additional information, refer to the “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our annual report on Form 10-K for the fiscal year ended May 25, 2008.

Commodity Market Risk

We purchase commodity inputs such as wheat, corn, oats, soybean meal, soybean oil, petroleum products, natural gas, and packaging materials to be used in our operations. These commodities are subject to price fluctuations that may create price risk. We enter into commodity hedges to manage this price risk using physical forward contracts or derivative instruments. We have policies governing the hedging instruments our businesses may use. These policies include limiting the dollar risk exposure for each business. We also monitor the amount of associated counter-party credit risk for all non-exchange-traded transactions.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

One measure of market risk exposure can be determined using sensitivity analysis. Sensitivity analysis is the measurement of potential loss of fair value of a derivative instrument resulting from a hypothetical change of 10% in market prices. Actual changes in market prices may differ from hypothetical changes. In reality, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. This sensitivity analysis excludes the underlying commodity positions that are being hedged. These positions have a high inverse correlation to price changes of the derivative commodity instrument.

Fair value was determined using quoted market prices and was based on our net derivative position by commodity.

Based on our net derivative positions at the end of the first quarter of fiscal 2009, the maximum potential loss of fair value resulting from a hypothetical change of 10% in market prices was as follows:

Processing Activities

($ in millions)
Grains/Foods	$14
Energy	4
Packaging	1

Foreign Currency Risk

In order to reduce exposures related to changes in foreign currency exchange rates, we may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of our operations. This activity primarily relates to economically hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign denominated assets and liabilities.

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

Based on our net foreign currency derivative positions at August 24, 2008, the maximum potential loss of fair value resulting from a hypothetical change of 10% in exchange rates was $5 million.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of August 24, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.

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

We are party to a number of lawsuits and claims arising out of the operation of our business. After taking into account liabilities recorded for these matters, we believe the ultimate resolution of such matters should not have a material adverse effect on our financial condition, results of operations, or liquidity.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the total number of shares purchased during the first quarter of fiscal 2009, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Programs (1)
May 26 through June 22, 2008	—	—	—	$900,062,000
June 23 through July 20, 2008	—	—	—	$900,062,000
July 21 through August 24, 2008	38,412,118	23.43	38,412,118	$62,000

Total Fiscal 2009 First Quarter Activity	38,412,118	23.43	38,412,118	$62,000

(1)	Pursuant to publicly announced share repurchase programs, since December 2003, the Company has repurchased 100.9 million shares at a cost of $2.5 billion. The program has no expiration date.

We initiated an accelerated share repurchase program during the first quarter of fiscal 2009. We paid $900 million and have received 38.4 million shares under this program, to date. Under certain circumstances, we may receive additional shares under the program in the second half of fiscal 2009 at no additional cost to us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of stockholders was held on September 25, 2008 (following the end of the period covered by this report). The vote for each matter voted upon at the meeting is set forth below:

Election of Directors:

	FOR	WITHHELD
Mogens C. Bay	390,038,418	14,882,859
Stephen G. Butler	395,718,989	9,202,288
Steven F. Goldstone	395,346,518	9,574,759
W.G. Jurgensen	395,762,467	9,158,810
Ruth Ann Marshall	395,663,475	9,257,802
Gary M. Rodkin	394,628,456	10,292,821
Andrew J. Schindler	395,668,595	9,252,682
Kenneth E. Stinson	394,378,035	10,543,242

Ratification of the appointment of KPMG LLP as independent auditors for fiscal year 2009:

FOR:	398,424,135
AGAINST:	2,731,779
ABSTAIN:	3,765,363
BROKER NON-VOTES:	0

ConAgra Foods, Inc. and Subsidiaries

Part II - Other Information

ITEM 6.	EXHIBITS

Exhibits
10.1	Master Confirmation Agreement dated June 30, 2008 between ConAgra Foods and Merrill Lynch International

10.2	Master Confirmation Agreement dated June 30, 2008 between ConAgra Foods and Bank of America, N.A.

10.3	ConAgra Foods, Inc. 2008 Performance Share Plan, effective July 16, 2008*

12	Statement regarding computation of ratio of earnings to fixed charges

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificates

*	Management contract or compensatory plan.

ConAgra Foods, Inc. and Subsidiaries

Part II - Other Information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONAGRA FOODS, INC.

	By:	/s/ ANDRE J. HAWAUX
Andre J. Hawaux
Executive Vice President and Chief Financial Officer

	By:	/s/ JOHN F. GEHRING
John F. Gehring
Senior Vice President and Corporate Controller

Dated this 2nd day of October, 2008.

EXHIBIT	DESCRIPTION	PAGE
10.1	Master Confirmation Agreement dated June 30, 2008 between ConAgra Foods and Merrill Lynch International	46

10.2	Master Confirmation Agreement dated June 30, 2008 between ConAgra Foods and Bank of America, N.A.	73

10.3	ConAgra Foods, Inc. 2008 Performance Share Plan, effective July 16, 2008*	97

12	Statement regarding computation of ratio of earnings to fixed charges	103

31.1	Section 302 Certificate of Chief Executive Officer	104

31.2	Section 302 Certificate of Chief Financial Officer	105

32.1	Section 906 Certificates	106

*	Management contract or compensatory plan.