Form 10-Q
period 2008-11-23
CONAGRA FOODS INC /DE/
filed 2008-12-31
CIK 23217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 23, 2008

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of issuer’s common stock, as of December 21, 2008, was 447,108,396.

Part I. FINANCIAL INFORMATION		3

Item 1	Financial Statements	3

	Unaudited Condensed Consolidated Statements of Earnings for the Thirteen and Twenty-six Weeks ended November 23, 2008 and November 25, 2007	3

	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Thirteen and Twenty-six Weeks ended November 23, 2008 and November 25, 2007	4

	Unaudited Condensed Consolidated Balance Sheets as of November 23, 2008, May 25, 2008, and November 25, 2007	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the Twenty-six Weeks ended November 23, 2008 and November 25, 2007	6

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4	Controls and Procedures	43

Part II. OTHER INFORMATION		44

Item 1	Legal Proceedings	44

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 4	Submission of Matters to a Vote of Security Holders	44

Item 6	Exhibits	45

Signatures		46

Exhibit Index

Exhibit 10.1		48

Exhibit 10.2		60

Exhibit 10.3		86

Exhibit 10.4		103

Exhibit 10.5		109

Exhibit 10.6		111

Exhibit 10.7		113

Exhibit 10.8		125

Exhibit 10.9		133

Exhibit 10.10		138

Exhibit 10.11		144

Exhibit 10.12		150

Exhibit 10.13		155

Exhibit 10.14		161

Exhibit 10.15		177

Exhibit 10.16		190

Exhibit 12		203

Exhibit 31.1		204

Exhibit 31.2		205

Exhibit 32.1		206

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions except per share amounts)

(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	November 23, 2008	November 25, 2007	November 23, 2008	November 25, 2007
Net sales	$3,264.3	$2,951.2	$6,329.9	$5,572.3
Costs and expenses:
Cost of goods sold	2,577.8	2,209.0	5,051.9	4,211.3
Selling, general and administrative expenses	389.9	489.3	758.9	870.8
Interest expense, net	42.7	62.2	92.8	117.0

Income from continuing operations before income taxes and equity method investment earnings	253.9	190.7	426.3	373.2
Income tax expense	84.4	68.6	150.3	129.7
Equity method investment earnings	1.9	12.5	2.8	22.1

Income from continuing operations	171.4	134.6	278.8	265.6
Income (loss) from discontinued operations, net of tax	(3.3)	110.2	331.7	154.6

Net income	$168.1	$244.8	$610.5	$420.2

Earnings per share - basic
Income from continuing operations	$0.38	$0.28	$0.61	$0.54
Income from discontinued operations	—	0.22	0.72	0.32

Net income	$0.38	$0.50	$1.33	$0.86

Earnings per share - diluted
Income from continuing operations	$0.38	$0.27	$0.60	$0.54
Income (loss) from discontinued operations	(0.01)	0.23	0.72	0.31

Net income	$0.37	$0.50	$1.32	$0.85

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	November 23, 2008	November 25, 2007	November 23, 2008	November 25, 2007
Net income	$168.1	$244.8	$610.5	$420.2
Other comprehensive income (loss):
Net derivative adjustment, net of tax	—	(1.1)	—	(1.8)
Unrealized gains and losses on available-for-sale securities, net of tax:
Unrealized holding gains (losses) arising during the period	(0.6)	0.5	(0.9)	0.8
Reclassification adjustment for gains included in net income	0.3	—	0.3	(3.8)
Currency translation adjustment:
Unrealized translation gains (losses) arising during the period	(96.1)	34.3	(120.5)	42.3
Reclassification adjustment for net losses included in net income	—	—	2.0	—
Pension and postretirement healthcare liabilities, net of tax	0.1	1.7	(2.3)	3.4

Comprehensive income	$71.8	$280.2	$489.1	$461.1

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions except share data)

(unaudited)

	November 23, 2008	May 25, 2008	November 25, 2007
ASSETS
Current assets
Cash and cash equivalents	$132.1	$140.9	$140.8
Receivables, less allowance for doubtful accounts of $14.4, $17.6, and $16.5	972.1	890.6	957.1
Inventories	2,280.8	1,931.5	2,048.8
Prepaid expenses and other current assets	455.5	451.6	347.2
Current assets held for sale	—	2,667.4	2,314.1

Total current assets	3,840.5	6,082.0	5,808.0

Property, plant and equipment	5,160.4	5,023.4	4,852.4
Less accumulated depreciation	(2,594.7)	(2,533.6)	(2,585.1)

Property, plant and equipment, net	2,565.7	2,489.8	2,267.3

Goodwill	3,477.6	3,483.3	3,463.2
Brands, trademarks and other intangibles, net	824.3	816.7	803.4
Other assets	1,062.6	553.2	240.8
Noncurrent assets held for sale	—	257.5	229.3

	$11,770.7	$13,682.5	$12,812.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable	$300.1	$599.8	$321.7
Current installments of long-term debt	316.8	14.9	15.4
Accounts payable	1,019.5	786.0	920.5
Accrued payroll	175.5	374.2	238.9
Other accrued liabilities	860.0	688.3	781.5
Current liabilities held for sale	—	1,188.1	1,126.0

Total current liabilities	2,671.9	3,651.3	3,404.0

Senior long-term debt, excluding current installments	2,856.6	3,186.9	3,173.7
Subordinated debt	195.9	200.0	200.0
Other noncurrent liabilities	1,271.7	1,293.0	1,213.4
Noncurrent liabilities held for sale	—	13.9	16.5

Total liabilities	6,996.1	8,345.1	8,007.6

Commitments and contingencies (Note 12)
Common stockholders’ equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 567,075,215, 566,653,605, and 566,635,803	2,835.5	2,833.4	2,833.3
Additional paid-in capital	788.1	866.9	835.2
Retained earnings	3,844.9	3,409.5	3,084.5
Accumulated other comprehensive income	165.1	286.5	36.5
Less treasury stock, at cost, 119,984,111, 82,282,300, and 79,239,532 common shares	(2,859.0)	(2,058.9)	(1,985.1)

Total common stockholders’ equity	4,774.6	5,337.4	4,804.4

	$11,770.7	$13,682.5	$12,812.0

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Twenty-six weeks ended
	November 23, 2008	November 25, 2007
Cash flows from operating activities:
Net income	$610.5	$420.2
Income from discontinued operations	331.7	154.6

Income from continuing operations	278.8	265.6
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	155.2	146.3
Gain on sale of fixed assets	(3.1)	(1.6)
Gain on sale of businesses	(19.7)	—
Distributions from affiliates greater (less) than current earnings	4.5	(12.2)
Share-based payments expense	22.8	27.5
Non-cash interest income on payment-in-kind notes	(30.6)	—
Other items	(48.7)	67.6
Change in operating assets and liabilities before effects of business acquisitions and dispositions:
Accounts receivable	(100.3)	(144.3)
Inventory	(339.6)	(405.7)
Prepaid expenses and other current assets	(3.9)	(25.8)
Accounts payable	249.1	184.4
Accrued payroll	(80.5)	(66.5)
Other accrued liabilities	8.7	(29.6)

Net cash flows from operating activities – continuing operations	92.7	5.7
Net cash flows from operating activities – discontinued operations	(729.5)	(269.5)

Net cash flows from operating activities	(636.8)	(263.8)

Cash flows from investing activities:
Purchases of marketable securities	—	(1,351.0)
Sales of marketable securities	—	1,352.0
Additions to property, plant and equipment	(221.4)	(254.2)
Purchase of leased warehouses	—	(39.2)
Sale of leased warehouses	—	35.6
Sale of property, plant and equipment	14.8	14.5
Sale of businesses	29.8	—
Purchase of businesses and intangible assets	(76.3)	(122.0)
Increase in investment in affiliates	—	(0.7)
Notes receivable and other items	1.0	0.6

Net cash flows from investing activities – continuing operations	(252.1)	(364.4)
Net cash flows from investing activities – discontinued operations	2,253.1	(7.5)

Net cash flows from investing activities	$2,001.0	$(371.9)

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (continued)

(in millions)

(unaudited)

	Twenty-six weeks ended
	November 23, 2008	November 25, 2007
Cash flows from financing activities:
Net short-term borrowings	$(285.6)	$297.4
Issuance of long-term debt by variable interest entity	20.0	—
Repayment of long-term debt	(57.5)	(9.0)
Repurchase of ConAgra Foods common shares	(900.0)	(88.1)
Cash dividends paid	(178.2)	(176.9)
Proceeds from exercise of employee stock options	6.1	14.9
Other items	(8.6)	3.0

Net cash flows from financing activities – continuing operations	(1,403.8)	41.3
Net cash flows from financing activities – discontinued operations	—	—

Net cash flows from financing activities	(1,403.8)	41.3

Net change in cash and cash equivalents	(39.6)	(594.4)
Discontinued operations cash activity included above:
Add: Cash balance included in assets held for sale at beginning of period	30.8	4.4
Less: Cash balance included in assets held for sale at end of period	—	—
Cash and cash equivalents at beginning of period	140.9	730.8

Cash and cash equivalents at end of period	$132.1	$140.8

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 23, 2008 and November 25, 2007

(columnar dollars in millions except per share amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. The adjustments are of a normal recurring nature, except as otherwise noted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the ConAgra Foods, Inc. (the “Company,” “we,” “us,” or “our”) annual report on Form 10-K for the fiscal year ended May 25, 2008, as updated in the Current Report on Form 8-K filed on November 25, 2008.

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

Comprehensive Income – Comprehensive income includes net income, currency translation adjustments, certain derivative-related activity, changes in the value of available-for-sale investments, and changes in prior service cost and net actuarial gains/losses from pension and postretirement health care plans. We generally deem our foreign investments to be essentially permanent in nature and we do not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars. When we determine that a foreign investment is no longer permanent in nature, estimated taxes are provided for the related deferred tax liability (asset), if any, resulting from currency translation adjustments. We reclassified $2.0 million of foreign currency translation net losses to net income due to the disposal or substantial liquidation of foreign subsidiaries in the first half of fiscal 2009.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 23, 2008 and November 25, 2007

(columnar dollars in millions except per share amounts)

The following details the income tax expense (benefit) on components of other comprehensive income:

	Thirteen weeks ended		Twenty-six weeks ended
	November 23, 2008	November 25, 2007	November 23, 2008	November 25, 2007
Net derivative adjustment	$—	$(0.7)	$—	$(1.1)
Unrealized gains (losses) on available-for-sale securities	(0.3)	0.3	(0.5)	0.5
Reclassification adjustment for gains on available-for-sale securities included in net income	0.2	—	0.2	(2.2)
Pension and postretirement healthcare liabilities	0.6	1.5	3.5	2.9

	$0.5	$1.1	$3.2	$0.1

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 were effective as of the beginning of our fiscal 2009 for our financial assets and liabilities, as well as for other assets and liabilities that are carried at fair value on a recurring basis in our consolidated financial statements. The FASB has provided for a one-year deferral of the implementation of this standard for other nonfinanical assets and liabilities. Assets and liabilities subject to this deferral include goodwill, intangible assets, and long-lived assets measured at fair value for impairment assessments, and nonfinancial assets and liabilities initially measured at fair value in a business combination. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial position or results of operations. See further discussion in Note 16.

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

For the Twenty-six Weeks ended November 23, 2008 and November 25, 2007

(columnar dollars in millions except per share amounts)

2.	DISCONTINUED OPERATIONS AND DIVESTITURES

Trading and Merchandising Operations

On March 27, 2008, we entered into an agreement with affiliates of Ospraie Special Opportunities Fund to sell our commodity trading and merchandising operations conducted by ConAgra Trade Group (previously principally reported as the Trading and Merchandising segment). The operations included the domestic and international grain merchandising, fertilizer distribution, agricultural and energy commodities trading and services, and grain, animal, and oil seed byproducts merchandising and distribution business. In June 2008, the sale of the trading and merchandising operations was completed for before-tax proceeds of: 1) approximately $2.2 billion in cash, net of transaction costs (including incentive compensation amounts due to employees due to accelerated vesting), 2) $550 million (face value) of payment-in-kind debt securities issued by the purchaser (the “Notes”) which were recorded at an initial estimated fair value of $479 million, 3) a short-term receivable of $37 million due from the purchaser, and 4) a four-year warrant to acquire approximately 5% of the issued common equity of the parent company of the divested operations, which has been recorded at an estimated fair value of $1.8 million. We recognized an after-tax gain on the disposition of approximately $294 million in the first half of fiscal 2009.

The Notes were issued in three tranches: $99,990,000 principal amount of 10.5% notes due June 19, 2010; $200,035,000 principal amount of 10.75% notes due June 19, 2011; and $249,975,000 principal amount of 11.0% notes due June 19, 2012.

The Notes permit payment of interest in additional Notes. The Notes may be redeemed prior to maturity at the option of the issuer. Until June 23, 2009, the redemption price is 92.5% of face value, plus accrued interest. Thereafter, redemption is at par plus accrued interest. The Notes contain covenants that, among other things, govern the issuer’s ability to make restricted payments and enter into certain affiliate transactions. The Notes also provide for the making of mandatory offers to repurchase upon certain change of control events involving the purchaser, their co-investors, or their affiliates. The Notes, which are classified as other assets, have a carrying value of $510 million at November 23, 2008.

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

Summary of Operational Results

The summary comparative financial results of the discontinued operations were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	November 23, 2008	November 25, 2007	November 23, 2008	November 25, 2007
Net sales	$0.2	$559.7	$204.5	$893.6

Operating results from discontinued operations before income taxes	2.3	175.1	60.1	245.7
Gain from disposal of businesses	2.0	—	490.0	—

Income before income taxes	4.3	175.1	550.1	245.7
Income tax expense	(7.6)	(64.9)	(218.4)	(91.1)

Income (loss) from discontinued operations, net of tax	$(3.3)	$110.2	$331.7	$154.6

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 23, 2008 and November 25, 2007

(columnar dollars in millions except per share amounts)

The assets and liabilities classified as held for sale as of May 25, 2008 and November 25, 2007 are as follows:

	May 25, 2008	November 25, 2007
Cash and cash equivalents	$30.8	$—
Receivables, less allowances for doubtful accounts	614.9	532.4
Inventories	1,294.2	1,300.3
Prepaid expenses and other current assets	727.5	481.4

Current assets held for sale	$2,667.4	$2,314.1

Property, plant and equipment, net	$119.0	$114.8
Goodwill and other intangibles	17.0	43.2
Other assets	121.5	71.3

Noncurrent assets held for sale	$257.5	$229.3

Notes payable	$—	$—
Current installments of long-term debt	0.3	0.3
Accounts payable	596.6	550.2
Accrued payroll and other accrued liabilities	591.2	575.5

Current liabilities held for sale	$1,188.1	$1,126.0

Senior long-term debt, excluding current installments	$1.2	$1.3
Other noncurrent liabilities	12.7	15.2

Noncurrent liabilities held for sale	$13.9	$16.5

Other Divestitures

In July 2008, we completed the sale of our Pemmican® beef jerky business for proceeds of approximately $29.4 million, resulting in a pretax gain of approximately $19.4 million ($10.6 million, after tax), reflected in selling, general and administrative expenses. We will also receive the greater of $2 million per year or 10% of the buyer’s net sales of Pemmican® products for the next five years, not to exceed a total of $25 million. We will continue to provide sales and distribution services to the buyer for a period of five years. Due to our continuing involvement with the business, the results of operations of the Pemmican® business have not been reclassified as discontinued operations.

3.	ACQUISITIONS

On September 22, 2008, we acquired a 49.99% interest in Lamb Weston BSW, LLC (“Lamb Weston BSW” or the “venture”), a potato processing joint venture with Ochoa Ag Unlimited Foods, Inc. (“Ochoa”), for approximately $46 million in cash. Lamb Weston BSW subsequently distributed $10.0 million of our initial investment to us. This venture is considered a variable interest entity and is consolidated in our financial statements (see Note 4). Based on the initial purchase price allocation, approximately $18 million of the purchase price was allocated to goodwill. This business is included in the Commercial Foods segment.

On August 1, 2008, we acquired Saroni Sugar & Rice, Inc., a distribution company included in the Commercial Foods segment, for approximately $9 million in cash plus assumed liabilities. Approximately $5 million of the purchase price was allocated to brands, trademarks, and other intangibles.

On February 25, 2008, we acquired Watts Brothers, which has farming, processing and warehousing operations, for approximately $132 million in cash plus assumed liabilities of approximately $101 million. The Watts Brothers operations are included in the Commercial Foods segment. Approximately $19 million of the purchase price was allocated to goodwill.

On October 21, 2007, we acquired the manufacturing assets of Twin City Foods, Inc. (“Twin City Foods”), a potato processing business, for approximately $23 million in cash. These operations are included in the Commercial Foods segment.

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

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 23, 2008 and November 25, 2007

(columnar dollars in millions except per share amounts)

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

4.	VARIABLE INTEREST ENTITIES

In September 2008, we entered into a potato processing venture, Lamb Weston BSW. We provide all sales and marketing services to the venture. Commencing on June 1, 2018, or on an earlier date under certain circumstances, we have a contractual right to purchase the remaining equity interest in Lamb Weston BSW from Ochoa (the “call option”). Commencing on July 30, 2011, or on an earlier date under certain circumstances, we are subject to a contractual obligation to purchase all of Ochoa’s equity investment in Lamb Weston BSW at the option of Ochoa (the “put option”). The purchase prices under the call option and the put option (the “options”) are based on the book value of Ochoa’s equity interest at the date of exercise, as modified by an agreed-upon rate of return for the holding period of the investment balance. The agreed-upon rate of return varies depending on the circumstances under which any of the options are exercised. We have determined that the venture is a variable interest entity and that we are the primary beneficiary of the entity. Accordingly, we consolidate the financial statements of the venture.

We also consolidate the assets and liabilities of several entities from which we lease corporate aircraft. Each of these entities has been determined to be a variable interest entity and we have been determined to be the primary beneficiary of each of these entities.

Due to the consolidation of these variable interest entities, we reflect in our balance sheets:

	November 23, 2008	May 25, 2008	November 25, 2007
Cash and cash equivalents	$2.0	$—	$—
Receivables, net	21.4	—	—
Inventories	1.6	—	—
Property, plant and equipment, net	114.5	51.8	53.3
Goodwill	18.0	—	—
Brands, trademarks and other intangibles, net	0.1	—	—

Total assets	$157.6	$51.8	$53.3

Notes payable	$6.8	$—	$—
Current installments of long-term debt	4.8	3.3	3.2
Accounts payable	3.2	—	—
Accrued payroll	0.3	—	—
Other accrued liabilities	6.1	0.6	0.6
Senior long-term debt, excluding current installments	67.5	50.9	52.6
Other noncurrent liabilities (minority interest)	36.1	—	—

Total liabilities	$124.8	$54.8	$56.4

The liabilities recognized as a result of consolidating these entities do not represent additional claims on our general assets. The creditors of these entities have claims only on the assets of the specific variable interest entities to which they have advanced credit.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 23, 2008 and November 25, 2007

(columnar dollars in millions except per share amounts)

5.	GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the first half of fiscal 2009 was as follows:

	Consumer Foods	Commercial Foods	Total
Balance as of May 25, 2008	$3,380.5	$102.8	$3,483.3
Acquisitions	—	19.9	19.9
Divestitures	(4.1)	—	(4.1)
Translation and other	(19.9)	(1.6)	(21.5)

Balance as of November 23, 2008	$3,356.5	$121.1	$3,477.6

Other identifiable intangible assets were as follows:

	November 23, 2008		May 25, 2008		November 25, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$778.3	$—	$778.3	$—	$780.8	$—
Amortizing intangible assets	65.8	19.8	55.2	16.8	38.2	15.6

	$844.1	$19.8	$833.5	$16.8	$819.0	$15.6

Non-amortizing intangible assets are comprised of brands and trademarks.

Amortizing intangible assets, carrying a weighted average life of approximately 13 years, are principally composed of licensing arrangements and customer relationships. Based on amortizing assets recognized in our balance sheet as of November 23, 2008, amortization expense is estimated to be approximately $5.0 million for each of the next five years.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

Our operations are exposed to market risks from adverse changes in:

•	commodity prices affecting the cost of raw materials and energy,

•	foreign currency exchange rates, and

•	interest rates.

In the normal course of business, these risks are managed through a variety of strategies, including the use of derivatives.

Commodity futures and options contracts are used from time to time to reduce the volatility of commodity input prices on items such as natural gas, vegetable oils, proteins, dairy, grains, and electricity. Generally, we economically hedge a portion of our anticipated consumption of commodity inputs for periods of up to 36 months. We may enter into longer-term economic hedges on particular commodities if deemed appropriate. As of November 23, 2008, we had economically hedged certain portions of our anticipated consumption of commodity inputs using derivative instruments with expiration dates through July 2010.

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

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 23, 2008 and November 25, 2007

(columnar dollars in millions except per share amounts)

In prior periods, we have designated certain derivatives as fair value hedges or cash flow hedges qualifying for hedge accounting treatment. We discontinued designating derivatives as cash flow hedges during the first quarter of fiscal 2008 and had no fair value hedges during the periods covered by this report.

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

For derivative trading activities within our milling operations that are not intended to mitigate commodity input cost risk, the derivative instrument is marked-to-market each period with gains and losses included in net sales of the Commercial Foods segment. In the second quarter of fiscal 2009 and 2008, net derivative gains from trading activities of $0.2 million and $3.0 million, respectively, were included in the results of operations for the Commercial Foods segment. In the first half of fiscal 2009 there was no net derivative gain or loss from trading activities included in the results of operations for the Commercial Foods segment. In the first half of fiscal 2008, the net derivative gain from trading activities included in the results of operations for the Commercial Foods segment was $1.7 million.

All derivative instruments are recognized on the balance sheet at fair value. The fair value of derivative assets is recognized within prepaid expenses and other current assets and current assets held for sale, while the fair value of derivative liabilities is recognized within other accrued liabilities and current liabilities held for sale.

The following derivative assets and liabilities are reflected in our balance sheets:

	November 23, 2008	May 25, 2008	November 25, 2007
Prepaid expenses and other current assets	$203.4	$207.0	$61.1
Current assets held for sale	—	536.6	215.0
Other accrued liabilities	37.2	55.8	55.9
Current liabilities held for sale	—	301.6	217.3

7.	SHARE-BASED PAYMENTS

For the thirteen and twenty-six weeks ended November 23, 2008, we recognized total stock-based compensation expense (including stock options, restricted stock units, performance shares, and restricted cash) of $10.2 million and $22.8 million, respectively. For the thirteen and twenty-six weeks ended November 25, 2007, we recognized total stock-based compensation expense of $14.0 million and $27.5 million, respectively. During the first half of fiscal 2009, we granted 1.0 million restricted stock units at a weighted average grant date price of $21.21, 7.4 million stock options at a weighted average exercise price of $21.21, and 0.5 million performance shares at a weighted average grant date price of $21.26.

The performance shares are granted to selected executives and other key employees with vesting contingent upon the Company meeting various Company-wide performance goals. The performance goals are based upon our earnings before interest and taxes (EBIT) and our return on average invested capital (ROAIC) measured over a defined performance period. The awards actually earned will range from zero to three hundred percent of the targeted number of performance shares granted and be paid in shares of common stock. Subject to limited exceptions set forth in the plan, any shares earned will be distributed at the end of the three-year period. The value of the performance shares granted in fiscal 2009 is adjusted based upon the market price of our stock at the end of each reporting period and amortized as compensation expense over the vesting period.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 23, 2008 and November 25, 2007

(columnar dollars in millions except per share amounts)

The weighted average Black-Scholes assumptions for stock options granted during the first half of fiscal 2009 were as follows:

Expected volatility (%)	18.04
Dividend yield (%)	3.29
Risk-free interest rate (%)	3.39
Expected life of stock option (years)	4.66

The weighted average value of stock options granted during the first half of fiscal 2009 was $2.87 per option, based upon a Black-Scholes methodology.

8.	EARNINGS PER SHARE

Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock awards, and other dilutive securities.

The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	Thirteen weeks ended		Twenty-six weeks ended
	November 23, 2008	November 25, 2007	November 23, 2008	November 25, 2007
Net income:
Income from continuing operations	$171.4	$134.6	$278.8	$265.6
Income (loss) from discontinued operations, net of tax	(3.3)	110.2	331.7	154.6

Net income	$168.1	$244.8	$610.5	$420.2

Weighted average shares outstanding:
Basic weighted average shares outstanding	447.1	487.3	458.5	488.4
Add: Dilutive effect of stock options, restricted stock awards, and other dilutive securities	2.4	3.4	2.5	3.5

Diluted weighted average shares outstanding	449.5	490.7	461.0	491.9

For the second quarter and first half of fiscal 2009, there were 34.5 million and 33.3 million stock options outstanding, respectively, that were excluded from the computation of shares contingently issuable upon the exercise of stock options because exercise prices exceeded the average market value of common stock during the period. For the second quarter and first half of fiscal 2008, there were 17.8 million and 15.1 million stock options, respectively, excluded from the calculation.

The decline in the diluted weighted average shares outstanding in the second quarter and first half of fiscal 2009 resulted principally from our repurchase of 38.4 million shares during the first quarter of fiscal 2009 under an accelerated share repurchase plan.

9.	INVENTORIES

The major classes of inventories were as follows:

	November 23, 2008	May 25, 2008	November 25, 2007
Raw materials and packaging	$746.9	$580.8	$726.5
Work in process	120.0	100.0	101.0
Finished goods	1,337.4	1,179.1	1,157.3
Supplies and other	76.5	71.6	64.0

	$2,280.8	$1,931.5	$2,048.8

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 23, 2008 and November 25, 2007

(columnar dollars in millions except per share amounts)

10.	RESTRUCTURING

2006-2008 Restructuring Plan

In February 2006, our board of directors approved a plan recommended by executive management to simplify our operating structure and reduce our manufacturing and selling, general, and administrative costs (“2006-2008 plan”). The plan included supply chain rationalization initiatives, the relocation of a divisional headquarters from Irvine, California to Naperville, Illinois, the centralization of shared services, salaried headcount reductions, and other cost-reduction initiatives. The plan was substantially completed by the end of fiscal 2008. The forecasted cost of the plan, as updated through November 23, 2008, was $231.9 million, of which, expenses of $0.4 million was recorded in the first half of fiscal 2009, a benefit of $1.6 million was recorded in fiscal 2008, $103.0 million of expense was recorded in fiscal 2007, and $129.6 million of expense was recorded in the second half of fiscal 2006. We have recorded expenses associated with this restructuring plan, including but not limited to, asset impairment charges, accelerated depreciation (i.e., incremental depreciation due to an asset’s reduced estimated useful life), inventory write-downs, severance and related costs, and plan implementation costs (e.g., consulting, employee relocation, etc.). At November 23, 2008, approximately $3.6 million of liabilities related to this plan remained outstanding.

Included in the above estimates are $132.9 million of charges which have resulted or will result in cash outflows and $99.0 million of non-cash charges.

During fiscal 2008, we reassessed certain aspects of our plan to rationalize our supply chain. We determined that we will continue to operate three production facilities that we had previously planned to close. As a result of this determination, previously established reserves, primarily for related severance costs and pension costs, were reversed in fiscal 2008. We are currently evaluating the best use of a new production facility, the construction of which is in progress, in connection with our restructuring plans. We believe, based on our current assessment of likely scenarios, the carrying value of this facility ($40.6 million at November 23, 2008) is recoverable. In the event we determine that the future use of the new facility will not result in recovery of the recorded value of the asset, an impairment charge would be required.

2008-2009 Restructuring Plan

During fiscal 2008, our board of directors approved a plan (“2008-2009 plan”) recommended by executive management to improve the efficiency of our Consumer Foods operations and related functional organizations and to streamline our international operations to reduce our manufacturing and selling, general, and administrative costs. This plan includes the reorganization of the Consumer Foods operations, the integration of the international headquarters functions into our domestic business, and exiting a number of international markets. These plans are expected to be substantially completed by the end of fiscal 2009. The forecasted cost of this plan, as updated through November 23, 2008, was $42.9 million, of which $9.7 million was recorded during the first half of fiscal 2009 and $27.8 million was recorded in fiscal 2008. We have recorded expenses associated with this restructuring plan, including but not limited to, inventory write-downs, severance and related costs, and plan implementation costs (e.g., consulting, employee relocation, etc.). We anticipate that we will recognize the following pre-tax expenses associated with the 2008-2009 plan in the fiscal 2008 to 2009 timeframe (amounts include charges recognized in the first half of fiscal 2009 and full-year fiscal 2008):

	Consumer Foods	Corporate	Total
Inventory write-downs	$2.4	$—	$2.4

Total cost of goods sold	2.4	—	2.4

Asset impairment	0.8	—	0.8
Severance and related costs	17.7	3.7	21.4
Contract termination	4.7	—	4.7
Plan implementation costs	2.4	4.1	6.5
Goodwill/Brand impairment	0.2	—	0.2
Other, net	6.9	—	6.9

Total selling, general and administrative expenses	32.7	7.8	40.5

Consolidated total	$35.1	$7.8	$42.9

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 23, 2008 and November 25, 2007

(columnar dollars in millions except per share amounts)

Included in the above estimates are $39.5 million of charges which have resulted or will result in cash outflows and $3.4 million of non-cash charges.

During the second quarter of fiscal 2009, we recognized the following pre-tax charges in our consolidated statement of earnings for the 2008-2009 plan:

	Consumer Foods	Corporate	Total
Severance and related costs	$(0.4)	$0.1	$(0.3)
Plan implementation costs	1.4	0.4	1.8

Total selling, general and administrative expenses	1.0	0.5	1.5

Consolidated total	$1.0	$0.5	$1.5

During the first half of fiscal 2009, we recognized the following pre-tax charges in our consolidated statement of earnings for the 2008-2009 plan:

	Consumer Foods	Corporate	Total
Severance and related costs	$0.1	$0.4	$0.5
Plan implementation costs	1.9	1.0	2.9
Other, net	6.3	—	6.3

Total selling, general and administrative expenses	8.3	1.4	9.7

Consolidated total	$8.3	$1.4	$9.7

We recognized the following cumulative (plan inception to November 23, 2008) pre-tax charges related to the 2008-2009 plan in our consolidated statements of earnings:

	Consumer Foods	Corporate	Total
Inventory write-downs	$2.4	$—	$2.4

Total cost of goods sold	2.4	—	2.4

Asset impairment	0.8	—	0.8
Severance and related costs	16.9	3.5	20.4
Contract termination	2.3	—	2.3
Plan implementation costs	2.2	2.3	4.5
Goodwill/Brand impairment	0.2	—	0.2
Other, net	6.9	—	6.9

Total selling, general and administrative expenses	29.3	5.8	35.1

Consolidated total	$31.7	$5.8	$37.5

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 23, 2008 and November 25, 2007

(columnar dollars in millions except per share amounts)

Liabilities recorded for the various initiatives and changes therein for the thirteen weeks ended November 23, 2008 under the 2008-2009 plan were as follows:

	Balance at August 24, 2008	Costs Paid or Otherwise Settled	Costs Incurred and Charged to Expense	Changes in Estimates	Balance at November 23, 2008
Severance and related costs	$10.0	$(4.5)	$—	$(0.3)	$5.2
Plan implementation costs	3.0	(1.9)	1.2	0.6	2.9

Total	$13.0	$(6.4)	$1.2	$0.3	$8.1

11.	INCOME TAXES

Our income tax expense for the second quarter of fiscal 2009 and 2008 was $84.4 million and $68.6 million, respectively. Income tax expense for the first half of fiscal 2009 and 2008 was $150.3 million and $129.7 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately 33% and 35% for the second quarter and first half of fiscal 2009, respectively, and 34% and 33% for the second quarter and first half of fiscal 2008, respectively.

The amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $73.8 million as of November 23, 2008, $75.8 million as of May 25, 2008, and $124.0 million as of November 25, 2007. The net amount of unrecognized tax benefits at November 23, 2008, May 25, 2008, and November 25, 2007 that, if recognized, would impact the Company’s effective tax rate was $50.0 million, $46.2 million, and $40.0 million, respectively. Recognition of these tax benefits would have a favorable impact on the Company’s effective tax rate. Gross unrecognized tax benefits exclude related liabilities for gross interest and penalties of $13.7 million, $21.8 million, and $17.7 million as of November 23, 2008, May 25, 2008, and November 25, 2007, respectively.

We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by $3 million to $7 million over the next twelve months due to various federal, state, and foreign audit settlements and the expiration of statutes of limitations.

12.	CONTINGENCIES

In fiscal 1991, we acquired Beatrice Company (“Beatrice”). As a result of the acquisition and the significant pre-acquisition contingencies of the Beatrice businesses and its former subsidiaries, our consolidated post-acquisition financial statements reflect liabilities associated with the estimated resolution of these contingencies. These include various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by us. The litigation includes public nuisance and personal injury suits against a number of lead paint and pigment manufacturers, including ConAgra Grocery Products and the Company as alleged successors to W. P. Fuller Co., a lead paint and pigment manufacturer owned and operated by Beatrice until 1967. Although decisions favorable to us have been rendered in Rhode Island, New Jersey, and Wisconsin, we remain a defendant in active suits in Illinois, Ohio, and California. The Illinois suit seeks class-wide relief in the form of medical monitoring for elevated levels of lead in blood. The State of Ohio seeks abatement of the alleged nuisance and unspecified damages. In California, a number of cities and counties have joined in a consolidated action seeking abatement of the alleged public nuisance.

The environmental proceedings include litigation and administrative proceedings involving Beatrice’s status as a potentially responsible party at 34 Superfund, proposed Superfund, or state-equivalent sites; these sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. Beatrice has paid or is in the process of paying its liability share at 32 of these sites. Reserves for these matters have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of Beatrice and other potentially responsible parties, and our experience in remediating sites. The reserves for Beatrice environmental matters totaled $91.5 million as of November 23, 2008, a majority of which relates to the Superfund and state-equivalent sites referenced above. Expenditures for these matters are expected to continue for a period of up to 20 years.

In limited situations, we will guarantee an obligation of an unconsolidated entity. At the time in which we initially provide such a guarantee, we assess the risk of financial exposure to us under these agreements. We consider the credit-worthiness of the guaranteed party, the value of any collateral pledged against the related obligation, and any other factors that may mitigate our risk (e.g., letters of credit from a financial institution). We periodically monitor market and entity-specific conditions which may result in a change of our assessment of our risk of loss under these agreements.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 23, 2008 and November 25, 2007

(columnar dollars in millions except per share amounts)

We have outstanding guarantees of various trade obligations of the divested Trading and Merchandising business (now operating as the Gavilon Group, LLC, “Gavilon”). The guarantees were in place prior to the divestiture and are in the process of being released by the trade counterparties. The nominal amount of these guarantees was $37 million at November 23, 2008. We have not established a liability in connection with these guarantees, as we believe the likelihood of financial exposure to us under these guarantees is remote. During this transitional period, Gavilon is contractually required to, and has, obtained letters of credit under their financing facilities (led by JP Morgan Chase) for our benefit, the effect of which is to effectively mitigate any financial exposure to us from the guarantees. We also guarantee payment of certain railcar leases of Gavilon; the railcar leases were in place prior to the divestiture and the parties are working with the lessors to secure the Company’s release. The remaining terms of these lease agreements do not exceed ten years and the maximum amount of future payments we have guaranteed was $5 million as of November 23, 2008. We have not established a liability for these guarantees as we have determined that the likelihood of our required performance under the guarantees is remote.

We guarantee certain leases and other commercial obligations resulting from our fresh beef and pork divestiture. The remaining terms of these arrangements do not exceed seven years and the maximum amount of future payments we have guaranteed is approximately $19.9 million as of November 23, 2008. We have also guaranteed the performance of the divested fresh beef and pork business with respect to a hog purchase contract. The hog purchase contract requires the fresh beef and pork business to purchase a minimum of approximately 1.2 million hogs annually through 2014. The contract stipulates minimum price commitments, based in part on market prices and, in certain circumstances, also includes price adjustments based on certain inputs. We have not established a liability for these guarantees. We have determined that the likelihood of our required performance under the guarantees is remote.

We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At November 23, 2008, the amount of supplier loans effectively guaranteed by us was approximately $2 million. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.

We are a party to a supply agreement with an onion processing company. We have guaranteed repayment of a loan of this supplier, under certain conditions. At November 23, 2008, the amount of this loan was $25 million. In the event of default on this loan by the supplier, we have the contractual right to purchase the loan from the lender, thereby giving us the rights to underlying collateral. We have not established a liability in connection with these guarantees, as we believe the likelihood of financial exposure to us under this agreement is remote.

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

13.	PENSION AND POSTRETIREMENT BENEFITS

We have defined benefit retirement plans (“plans”) for eligible salaried and hourly employees. Benefits are based on years of credited service and average compensation or stated amounts for each year of service. We also sponsor postretirement plans which provide certain medical and dental benefits (“other benefits”) to qualifying U.S. employees.

We historically had used February 28 as the measurement date for our plans. Beginning May 28, 2007, we elected to early adopt the measurement date provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. These provisions require the measurement date for plan assets and liabilities to coincide with the sponsor’s fiscal year-end. We used the “alternative” method for adoption. As a result, during the first quarter of fiscal 2008 we recorded a decrease to retained earnings of approximately $11.7 million, net of tax, and an increase to accumulated other comprehensive income of approximately $1.6 million, net of tax, representing the periodic benefit cost for the period from March 1, 2007 through our fiscal 2007 year-end.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 23, 2008 and November 25, 2007

(columnar dollars in millions except per share amounts)

Components of pension benefit and other postretirement benefit costs included:

	Pension Benefits
	Thirteen weeks ended		Twenty-six weeks ended
	November 23, 2008	November 25, 2007	November 23, 2008	November 25, 2007
Service cost	$12.7	$14.9	$25.6	$29.9
Interest cost	35.3	33.4	70.6	66.7
Expected return on plan assets	(39.6)	(37.2)	(79.2)	(74.3)
Amortization of prior service cost	0.8	0.9	1.6	1.7
Recognized net actuarial loss	0.5	2.1	1.0	4.2

Benefit cost - Company plans	9.7	14.1	19.6	28.2
Pension benefit cost - multi-employer plans	2.5	2.9	4.8	4.7

Total benefit cost	$12.2	$17.0	$24.4	$32.9

	Postretirement Benefits
	Thirteen weeks ended		Twenty-six weeks ended
	November 23, 2008	November 25, 2007	November 23, 2008	November 25, 2007
Service cost	$0.2	$0.2	$0.4	$0.5
Interest cost	5.8	5.4	11.5	10.7
Expected return on plan assets	(0.1)	(0.1)	(0.1)	(0.1)
Amortization of prior service cost	(2.8)	(2.9)	(5.6)	(5.8)
Recognized net actuarial loss	2.4	3.0	4.9	6.0

Total cost - Company plans	$5.5	$5.6	$11.1	$11.3

During the second quarter and first half of fiscal 2009, we contributed $2.3 million and $4.5 million, respectively, to our pension plans and contributed $9.2 million and $17.6 million, respectively, to our other postretirement plans. Based upon the current funded status of the plans and the current interest rate environment, we anticipate making further contributions of approximately $4.6 million to our pension plans for the remainder of fiscal 2009. We anticipate making further contributions of $19.4 million to our other postretirement plans during the remainder of fiscal 2009. These estimates are based on current tax laws, plan asset performance, and liability assumptions, which are subject to change.

14.	LONG-TERM DEBT

During the second quarter of fiscal 2009, we retired approximately $6.1 million of 7.125% senior long-term debt due October 2026 and $4.1 million of 9.75% senior subordinated long-term debt due March 2021, prior to the maturity of the notes, resulting in no significant gain or loss.

During the first quarter of fiscal 2009, we retired approximately $21.5 million of 7.125% senior long-term debt due October 2026 and $17.9 million of 7% senior long-term debt due October 2028, prior to the maturity of the notes, resulting in no significant gain or loss.

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

In September 2008, we formed a potato processing venture, Lamb Weston BSW, with Ochoa Ag Unlimited Foods, Inc. We have determined that the venture is a variable interest entity and that we are the primary beneficiary of the entity. Accordingly, we consolidate the financial statements of the venture. Lamb Weston BSW entered into a loan agreement with a bank for $20.0 million of 4.34% senior long-term debt due September 2018. The liabilities recognized as a result of consolidating this entity do not represent additional claims on our general assets. The creditors of this entity have claims only on the assets of Lamb Weston BSW.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 23, 2008 and November 25, 2007

(columnar dollars in millions except per share amounts)

The carrying amount of long-term debt (including current installments) was $3.37 billion as of November 23, 2008. Based on market rates, the fair value of this debt at November 23, 2008 was $3.22 billion.

15.	ACCELERATED SHARE REPURCHASE PROGRAM

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

16.	FAIR VALUE MEASUREMENTS

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

SFAS No. 157 establishes a three-level fair value hierarchy based upon the assumptions (inputs) used to price assets or liabilities. The hierarchy requires us to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2 – Observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets

Level 3 – Unobservable inputs reflecting our own assumptions and best estimate of what inputs market participants would use in pricing the asset or liability.

The following table presents our financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of November 23, 2008:

	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets	$14.2	$189.2	$—	$203.4
Available for sale securities	1.0	—	—	1.0
Deferred compensation assets	8.1	—	—	8.1

Total assets	$23.3	$189.2	$—	$212.5

Liabilities:
Derivative liabilities	$—	$37.2	$—	$37.2
Deferred and share-based compensation liabilities	26.0	—	—	26.0

Total liabilities	$26.0	$37.2	$—	$63.2

17.	RELATED PARTY TRANSACTIONS

Sales to affiliates (equity method investees) of $0.4 million and $0.9 million for the second quarter and first half of fiscal 2009, respectively, are included in net sales. Sales to affiliates (equity method investees) of $1.4 million and $2.4 million for the second quarter and first half of fiscal 2008, respectively, are included in net sales. We received management fees from affiliates of $4.6 million and $8.9 million in the second quarter and first half of fiscal 2009, respectively, while we received management fees from affiliates of $4.2 million and $7.9 million in the second quarter and first half of fiscal 2008, respectively. Accounts receivable from affiliates totaled $0.7 million, $3.2 million, and $3.5 million at November 23, 2008, May 25, 2008, and November 25, 2007, respectively, of which $3.0 million and $1.5 million are included in current assets held for sale at May 25, 2008 and November 25, 2007, respectively. Accounts payable to affiliates totaled $16.6 million, $15.6 million, and $13.0 million at November 23, 2008, May 25, 2008, and November 25, 2007, respectively.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 23, 2008 and November 25, 2007

(columnar dollars in millions except per share amounts)

18.	BUSINESS SEGMENTS AND RELATED INFORMATION

Historically, we reported our results of operations in three segments: the Consumer Foods segment, the Food and Ingredients segment, and the International Foods segment. During the first quarter of fiscal 2009, we completed the assimilation of the international operations primarily into the domestic Consumer Foods business and completed the transition of the direct management of the Consumer Foods reporting segment to the Chief Executive Officer. Accordingly, we have begun to report our operations in two reporting segments: Consumer Foods and Commercial Foods. The majority of the former International Foods segment operations are now managed within the Consumer Foods segment. Beginning in the first quarter of fiscal 2009, we began including the earnings (losses) from equity method investments in segment results below operating profit. Fiscal 2008 financial information has been conformed to reflect these changes.

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

Grocery Foods North America – includes branded and customized refrigerated or shelf-stable food products that are sold in various retail and foodservice channels across the United States. Major brands include: Angela Mia®, Chef Boyardee®, Egg Beaters®, Healthy Choice® Fresh Mixers, Hebrew National®, Hunt’s® , Manwich®, PAM®, Peter Pan®, Snack Pack®, Reddi-wip®, Rosarita®, Ro*Tel®, Swiss Miss®, and Van Camp’s ®. The segment also includes the Consumer Foods businesses in Mexico and Canada which distribute packaged foods that are both locally manufactured and imported from the United States.

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

Commercial Foods

The Commercial Foods reporting segment includes commercially branded foods and ingredients, which are sold principally to foodservice, food manufacturing, and industrial customers. The segment’s primary products include: specialty potato products, milled grain ingredients, a variety of vegetable products, seasonings, blends, and flavors which are sold under brands such as Lamb Weston®, ConAgra Mills®, Gilroy Foods®, and Spicetec® to food processors.

****

Intersegment sales have been recorded at amounts approximating market. Operating profit for each of the primary segments is based on net sales less all identifiable operating expenses. General corporate expense, net interest expense, and income taxes have been excluded from segment operations.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 23, 2008 and November 25, 2007

(columnar dollars in millions except per share amounts)

	Thirteen weeks ended
	November 23, 2008	November 25, 2007
Net sales
Consumer Foods:
Grocery Foods North America	$731.7	$714.0
Frozen Foods	458.3	453.0
Snacks and Store Brands	379.2	352.1
Enabler Brands	430.6	387.3
Domestic Export	46.7	47.4
Other	(3.7)	2.4

Total Consumer Foods	2,042.8	1,956.2
Commercial Foods	1,221.5	995.0

Total net sales	$3,264.3	$2,951.2

Profit contribution margin (Net sales, less cost of goods sold and advertising and promotion)
Consumer Foods:
Grocery Foods North America	$186.5	$201.5
Frozen Foods	89.5	72.6
Snacks and Store Brands	83.5	74.6
Enabler Brands	61.9	63.7
Domestic Export	12.5	9.1
Other	(2.1)	32.9

Total Consumer Foods	431.8	454.4
Commercial Foods	208.8	179.5

Total profit contribution margin	$640.6	$633.9

Selling, general and administrative expenses (except advertising and promotion)
Consumer Foods	$179.3	$207.3
Commercial Foods	53.3	47.7

Total selling, general and administrative expenses at segments (except advertising and promotion)	$232.6	$255.0

Operating profit
Consumer Foods	$252.5	$247.1
Commercial Foods	155.5	131.8

Total operating profit	$408.0	$378.9

Equity method investment earnings
Consumer Foods	$0.8	$0.4
Commercial Foods	1.1	12.1

Total equity method investment earnings	$1.9	$12.5

Operating profit plus equity method investment earnings
Consumer Foods	$253.3	$247.5
Commercial Foods	156.6	143.9

Total operating profit plus equity method investment earnings	$409.9	391.4

General corporate expenses	$111.4	$126.0
Interest expense, net	42.7	62.2
Income tax expense	84.4	68.6

Income from continuing operations	$171.4	$134.6

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 23, 2008 and November 25, 2007

(columnar dollars in millions except per share amounts)

	Twenty-six weeks ended
	November 23, 2008	November 25, 2007
Net sales
Consumer Foods:
Grocery Foods North America	$1,412.5	$1,328.7
Frozen Foods	876.9	847.7
Snacks and Store Brands	738.7	691.8
Enabler Brands	794.4	710.0
Domestic Export	94.6	90.9
Other	(5.9)	(1.9)

Total Consumer Foods	3,911.2	3,667.2
Commercial Foods	2,418.7	1,905.1

Total net sales	$6,329.9	$5,572.3

Profit contribution margin (Net sales, less cost of goods sold and advertising and promotion)
Consumer Foods:
Grocery Foods North America	$360.5	$345.3
Frozen Foods	152.3	143.2
Snacks and Store Brands	150.9	156.4
Enabler Brands	96.3	118.4
Domestic Export	24.2	15.4
Other	(4.2)	40.6

Total Consumer Foods	780.0	819.3
Commercial Foods	386.8	342.3

Total profit contribution margin	$1,166.8	$1,161.6

Selling, general and administrative expenses (except advertising and promotion)
Consumer Foods	$340.4	$384.9
Commercial Foods	98.5	89.9

Total selling, general and administrative expenses at segments (except advertising and promotion)	$438.9	$474.8

Operating profit
Consumer Foods	$439.6	$434.4
Commercial Foods	288.3	252.4

Total operating profit	$727.9	$686.8

Equity method investment earnings
Consumer Foods	$2.1	$0.5
Commercial Foods	0.7	21.6

Total equity method investment earnings	$2.8	$22.1

Operating Profit and equity method investment earnings
Consumer Foods	$441.7	$434.9
Commercial Foods	289.0	274.0

Total operating profit and equity method investment earnings	$730.7	$708.9

General corporate expenses	$208.8	$196.6
Interest expense, net	92.8	117.0
Income tax expense	150.3	129.7

Income from continuing operations	$278.8	$265.6

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

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 23, 2008 and November 25, 2007

(columnar dollars in millions except per share amounts)

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

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and currency risk of our foreign operations for the second quarter of fiscal 2009, under this new methodology:

Net derivative losses incurred	$(45.7)
Less: Net derivative gains allocated to reporting segments	1.9

Net derivative losses recognized in general corporate expenses	$(47.6)

Net derivative gains allocated to Consumer Foods	$0.4
Net derivative gains allocated to Commercial Foods	1.5

Net derivative gains included in segment operating profit	$1.9

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and currency risk of our foreign operations for the first half of fiscal 2009, under this new methodology:

Net derivative losses incurred	$(79.2)
Less: Net derivative gains allocated to reporting segments	1.4

Net derivative losses recognized in general corporate expenses	$(80.6)

Net derivative losses allocated to Consumer Foods	$(0.5)
Net derivative gains allocated to Commercial Foods	1.9

Net derivative gains included in segment operating profit	$1.4

Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results losses of $70.9 million and $9.7 million in fiscal 2009 and 2010, respectively.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 23, 2008 and November 25, 2007

(columnar dollars in millions except per share amounts)

In the second quarter and first half of fiscal 2008, net derivative gains from economic hedges of forecasted commodity consumption and currency risk of our foreign operations were $24.4 million and $24.7 million, respectively, in the Consumer Foods segment and $1.4 million and $2.5 million, respectively, in the Commercial Foods segment.

We also use derivative instruments within our milling operations, which are part of the Commercial Foods segment. Derivative instruments used to economically hedge commodity inventories and forward purchase and sales contracts are marked-to-market such that realized and unrealized gains and losses are immediately included in operating results. The underlying inventory and forward contracts being hedged are also marked-to-market with changes in market value recognized immediately in operating results. For derivative trading activities within our milling operations that are not intended to mitigate commodity input cost risk, the derivative instrument is marked-to-market each period with gains and losses included in net sales of the Commercial Foods segment. In the second quarter of fiscal 2009, net derivative gains from trading activities of $0.2 million, were included in the results of operations for the Commercial Foods segment. There was no net gain or loss from trading activities during the first half of fiscal 2009. In the second quarter and first half of fiscal 2008, net derivative gains from trading activities of $3.0 million and $1.7 million, respectively, were included in the results of operations for the Commercial Foods segment.

Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 17% and 16% of consolidated net sales in the second quarter and first half of fiscal 2009, respectively, and 15% of consolidated net sales in both the second quarter and first half of fiscal 2008.

Wal-Mart Stores, Inc. and its affiliates accounted for approximately 16%, 13%, and 14% of consolidated net receivables as of November 23, 2008, May 25, 2008, and November 25, 2007, respectively, primarily in the Consumer Foods segment.

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

The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements, related notes, and Management’s Discussion & Analysis in our annual report on Form 10-K for the fiscal year ended May 25, 2008, as updated in the Current Report on Form 8-K filed on November 25, 2008. Results for the thirteen and twenty-six week periods ended November 23, 2008 are not necessarily indicative of results that may be attained in the future.

Fiscal 2009 Second Quarter Executive Overview

ConAgra Foods, Inc. (NYSE: CAG) is one of North America’s largest packaged food companies, serving grocery retailers, as well as restaurants and other foodservice establishments. Popular ConAgra Foods consumer brands include: Banquet®, Chef Boyardee®, Egg Beaters®, Healthy Choice®, Hebrew National®, Hunt’s®, Marie Callender’s®, Orville Redenbacher’s®, Reddi-wip®, PAM®, Peter Pan®, and many others.

Diluted earnings per share were $0.37 in the second quarter of fiscal 2009, including $0.38 per diluted share from continuing operations and a loss of $0.01 per diluted share from discontinued operations. Diluted earnings per share were $0.50 in the second quarter of fiscal 2008, including $0.27 per diluted share from continuing operations and $0.23 per diluted share from discontinued operations. Several significant items affect the comparability of year-over-year results of continuing operations. See “Other Significant Items of Note - Items Impacting Comparability” below.

Dispositions of Businesses

Trading and Merchandising Operations

On March 27, 2008, we entered into an agreement with affiliates of Ospraie Special Opportunities Fund to sell our commodity trading and merchandising operations conducted by ConAgra Trade Group (previously principally reported as the Trading and Merchandising segment). The operations included the domestic and international grain merchandising, fertilizer distribution, agricultural and energy commodities trading and services, and grain, animal, and oil seed byproducts merchandising and distribution businesses. In June 2008, the sale of the trading and merchandising operations was completed for before-tax proceeds of 1) approximately $2.2 billion in cash, net of transaction costs (including incentive compensation amounts due to employees due to accelerated vesting), 2) $550 million (face value) of payment-in-kind debt securities issued by the purchaser (the “Notes”) which were recorded at an initial estimated fair value of $479 million, 3) a short-term receivable of $37 million due from the purchaser, and 4) a four-year warrant to acquire approximately 5% of the issued common equity of the parent company of the divested operations, which has been recorded at an estimated fair value of $1.8 million. We recognized an estimated after-tax gain on the disposition of approximately $294 million in the first half of fiscal 2009.

The Notes were issued in three tranches: $99,990,000 principal amount of 10.5% notes due June 19, 2010; $200,035,000 principal amount of 10.75% notes due June 19, 2011; and $249,975,000 principal amount of 11.0% notes due June 19, 2012.

The Notes permit payment of interest in additional notes. The Notes may be redeemed prior to maturity at the option of the issuer. Until June 23, 2009, the redemption price is 92.5% of face value, plus accrued interest. Thereafter, redemption is at par plus accrued interest. The Notes contain covenants that, among other things, govern the issuer’s ability to make restricted payments and enter into certain affiliate transactions. The Notes also provide for the making of mandatory offers to repurchase upon certain change of control events involving the purchaser, their co-investors, or their affiliates. The Notes, which are classified as other assets, have a carrying value of $510 million at November 23, 2008.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

During the first half of fiscal 2009, we collected $31 million of the short-term receivable due from the purchaser. The remaining $6 million receivable is expected to be collected in the third quarter of fiscal 2009.

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

Recent developments in our strategies and action plans include:

•

Pricing initiatives: We have faced significant increases in input costs during fiscal 2008 and the first half of fiscal 2009. We implemented price increases across a significant portion of our Consumer Foods portfolio in the last half of fiscal 2008 and the first half of fiscal 2009. We also increased prices in fiscal 2008 and the first half of fiscal 2009 in our Commercial Foods segment in order to pass on higher input costs. Although the cost of certain commodity inputs has been moderating, we continue to monitor the challenging input cost environment and will consider implementing additional pricing actions as appropriate to offset these effects.

•

Innovation: Our recent innovation investments in the Consumer Foods operations resulted in the development of a variety of new products, including Healthy Choice® Café Steamers in fiscal 2008. In early fiscal 2009 we introduced Healthy Choice® Asian Steamers and Healthy Choice® Fresh Mixers. In addition, our Commercial Foods businesses, principally Lamb Weston, ConAgra Mills, and Gilroy Foods and Flavors, continue to invest in a variety of new foodservice products and ingredients for foodservice, food manufacturing, and industrial customers. Together with additional new products planned for fiscal 2009 and beyond, these products are expected to contribute to additional sales growth in the future.

•

Sales growth initiatives: We continue to implement sales improvement initiatives focused on penetrating the fastest growing channels, better return on customer trade arrangements, and optimal shelf placement for our most profitable products.

•	Reducing costs throughout the supply chain and the general and administrative functions:

•

We began an intense focus on cost reduction initiatives in February 2006, when we initiated the fiscal 2006-2008 restructuring plan (the “2006-2008 restructuring plan”). Substantially completed by the end of fiscal 2008, the 2006-2008 restructuring plan focused on streamlining the supply chain and reducing selling, general, and administrative costs. During fiscal 2008, we identified additional opportunities to create a more efficient organization, particularly in our Consumer Foods operations and related functional organizations and the international foods operations (the “2008-2009 restructuring plan”). The combined cost of these plans, updated through November 23, 2008, is forecasted at $275 million. We have incurred total charges under these plans, since inception through November 23, 2008, of $269 million.

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

•

Portfolio changes: In recent years, we divested non-core operations that had limited our ability to achieve our efficiency targets. Divesting these operations is helping to simplify our operations and enhance efficiency initiatives going forward. In the second quarter of fiscal 2009, we entered into a potato processing venture, Lamb Weston BSW, with an initial investment of $46 million. We consolidated this venture, of which we hold a 49.99% equity interest beginning as of the date of its formation. In fiscal 2008, we acquired Alexia Foods, Lincoln Snacks, Watts Brothers, and Twin City Foods for a total of approximately $255 million in cash plus assumed liabilities, enhancing our Consumer Foods and Commercial Foods portfolios.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

Capital Allocation

During the first half of fiscal 2009, we have funded the following:

•	an accelerated share repurchase program of $900 million (approximately 38.4 million shares of common stock have been repurchased to date),

•	repayment of $286 million of short-term debt and approximately $58 million of long-term debt,

•	capital expenditures of approximately $221 million, and

•	dividend payments of approximately $178 million.

Opportunities and Challenges

We believe that our operating initiatives will favorably impact future sales, profits, profit margins, and returns on capital. Because of the scope of change underway, there is risk that these broad change initiatives will not be successfully implemented. Input costs, competitive pressures, the ability to execute the operational changes planned, and successfully implementing pricing actions, among other factors, will affect the timing and impact of these initiatives.

We have faced increased costs for many of our significant raw materials, packaging, and energy inputs. We seek to mitigate the higher input costs through pricing and productivity initiatives, and through the use of derivative instruments used to economically hedge a portion of forecasted future consumption. We have taken further price increases during the first half of fiscal 2009. We are also focusing on selling, general, and administrative cost initiatives, as evidenced by the initiation of our restructuring plans. The rate of input cost increases has moderated for certain key commodities in the first half of fiscal 2009. However, if early benefits from pricing actions, supply chain productivity improvements, economic hedges, moderating input costs, and selling, general, and administrative cost reduction initiatives cannot be sustained and grown, results of operations, particularly Consumer Foods operating profit, may continue to be negatively impacted. Further, significant declines in the costs for raw materials, packaging, and energy inputs could result in intensified competitive pressures. If not effectively managed, these pressures could negatively impact Consumer Foods sales volumes and profit.

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

Other Significant Items of Note - Items Impacting Comparability

Items of note impacting comparability for the first half of fiscal 2009 included the following:

Reported within Continuing Operations

•	a gain of $19 million ($11 million after tax) on the sale of the Pemmican® beef jerky business and

•	charges totaling $10 million ($9 million after tax) for costs under our restructuring plans.

See the discussion of segment presentation of gains and losses from derivatives used for hedging of anticipated commodity input costs in the segment review below.

Reported within Discontinued Operations

•	a gain of $490 million ($294 million after tax) on the sale of the trading and merchandising business.

Items of note impacting comparability for the second quarter of fiscal 2008 included the following:

Reported within Continuing Operations

•	charges totaling $31 million ($19 million after tax) related to the peanut butter and pot pie recalls.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

Items of note impacting comparability for the first half of fiscal 2008 included the following:

Reported within Continuing Operations

•	a benefit of $9 million ($5 million after tax) for recoveries of restructuring charges under the 2006-2008 restructuring plan and

•	charges totaling $42 million ($26 million after tax) related to the peanut butter and pot pie recalls.

Segment Review

Historically, we reported our results of operations in three segments: the Consumer Foods segment, the Food and Ingredients segment, and the International Foods segment. During the first quarter of fiscal 2009, we completed the assimilation of the international operations primarily into the domestic Consumer Foods business and completed the transition of the direct management of the Consumer Foods reporting segment to the Chief Executive Officer. Accordingly, we have begun to report our operations in two reporting segments: Consumer Foods and Commercial Foods. The majority of the former International Foods segment operations are now managed within the Consumer Foods segment. Beginning in the first quarter of fiscal 2009, we began including the earnings (losses) from equity method investments in segment results below operating profit. Fiscal 2008 financial information has been conformed to reflect these changes.

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

Grocery Foods North America – includes branded and customized refrigerated or shelf-stable food products that are sold in various retail and foodservice channels across the United States. Major brands include: Angela Mia®, Chef Boyardee®, Egg Beaters®, Healthy Choice® Fresh Mixers, Hebrew National®, Hunt’s®, Manwich®, PAM®, Peter Pan®, Snack Pack®, Reddi-wip®, Rosarita®, Ro*Tel®, Swiss Miss®, and Van Camp’s ®. The segment also includes the consumer foods businesses in Mexico and Canada which distribute packaged foods that are both locally manufactured and imported from the United States.

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

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

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

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and currency risk of our foreign operations for the second quarter of fiscal 2009, under this new methodology:

Net derivative losses incurred	$(45.7)
Less: Net derivative gains allocated to reporting segments	1.9

Net derivative losses recognized in general corporate expenses	$(47.6)

Net derivative gains allocated to Consumer Foods	$0.4
Net derivative gains allocated to Commercial Foods	1.5

Net derivative gains included in segment operating profit	$1.9

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and currency risk of our foreign operations for the first half of fiscal 2009, under this new methodology:

Net derivative losses incurred	$(79.2)
Less: Net derivative gains allocated to reporting segments	1.4

Net derivative losses recognized in general corporate expenses	$(80.6)

Net derivative losses allocated to Consumer Foods	$(0.5)
Net derivative gains allocated to Commercial Foods	1.9

Net derivative gains included in segment operating profit	$1.4

Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results losses of $70.9 million and $9.7 million in fiscal 2009 and 2010, respectively.

In the second quarter of fiscal 2008, net derivative gains from economic hedges of forecasted commodity consumption and currency risk of our foreign operations were $24.4 million in the Consumer Foods segment and $1.4 million in the Commercial Foods segment. In the first half of fiscal 2008, net derivative gains from economic hedges of forecasted commodity consumption and currency risk of our foreign operations were $24.7 million in the Consumer Foods segment and $2.5 million in the Commercial Foods segment.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

Net Sales

($ in millions)	Net Sales
Reporting Segment	Thirteen weeks ended			Twenty-six weeks ended
	November 23, 2008	November 25, 2007	% Inc / (Dec)	November 23, 2008	November 25, 2007	% Inc
Consumer Foods:
Grocery Foods North America	$732	$714	2%	$1,412	$1,329	6%
Frozen Foods	458	453	1%	877	847	3%
Snacks and Store Brands	379	352	8%	739	692	7%
Enabler Brands	431	387	11%	794	710	12%
Domestic Export	47	47	(1)%	95	91	4%
Other	(4)	3	N/A	(6)	(2)	N/A

Total Consumer Foods	2,043	1,956	4%	3,911	3,667	7%
Commercial Foods	1,221	995	23%	2,419	1,905	27%

Total	$3,264	$2,951	11%	$6,330	$5,572	14%

Net sales for the second quarter of fiscal 2009 were $3.3 billion, an increase of $313 million, or 11%, from the second quarter of fiscal 2008. Net sales for the first half of fiscal 2009 were $6.3 billion, an increase of $758 million, or 14%, from the first half of fiscal 2008. The increase in net sales for the second quarter and first half of fiscal 2009 was largely due to net pricing increases across all segments and subsegments, including significantly higher net sales in our milling operations driven by increases in wheat costs.

Consumer Foods net sales for the second quarter of fiscal 2009 were $2.0 billion, an increase of 4%, compared to the second quarter of fiscal 2008. Results reflected net pricing increases of 8%, partially offset by volume and mix declines of approximately 3%. The strengthening of the U.S. dollar relative to foreign currencies resulted in a reduction of sales of approximately 1% as compared to the second quarter of fiscal 2008. Consumer Foods net sales for the first half of fiscal 2009 were $3.9 billion, an increase of $244 million, or 7%, compared to the first half of fiscal 2008. Results reflected net pricing increases of approximately 6%, and volume and mix increases of approximately 1%. Highlights by subsegment are as follows:

Grocery Foods North America

Grocery Foods North America subsegment sales for the second quarter of fiscal 2009 were $732 million, an increase of $18 million, or 2%, compared to the second quarter of fiscal 2008. Results reflected a 4% increase in net pricing with volume and mix remaining flat. The strengthening of the U.S. dollar relative to foreign currencies resulted in a reduction of sales (principally related to our operations in Canada and Mexico) of approximately 2% as compared to the second quarter of fiscal 2008. We achieved sales growth in the second quarter of fiscal 2009 for the following brands: Healthy Choice®, Hebrew National®, Peter Pan®, Ro*Tel ®, Snack Pack®, and Swiss Miss®. Sales declines occurred for Chef Boyardee® and Egg Beaters® in the second quarter of fiscal 2009. Peter Pan® peanut butter was reintroduced in August 2007. Sales of Peter Pan® peanut butter products in the second quarter of fiscal 2009 were $12 million higher than in the second quarter of fiscal 2008.

Net sales for Grocery Foods North America were $1.4 billion in the first half of fiscal 2009, an increase of $83 million, or 6% from the first half of fiscal 2008. Results reflected a 5% increase in net pricing and increased volume and mix of 2%. Sales of Peter Pan® peanut butter products in the first half of fiscal 2009 were $31 million higher than in the first half of fiscal 2008. The strengthening of the U.S. dollar relative to foreign currencies resulted in a reduction of sales (principally related to our operations in Canada and Mexico) of approximately 1% as compared to the first half of fiscal 2008.

Frozen Foods

Frozen Foods subsegment sales were $458 million, an increase of 1% compared to the second quarter of fiscal 2008. Results reflected increased net pricing of approximately 3%, partially offset by decreased volume and mix of approximately 2%. Net sales were higher by approximately $25 million in the second quarter of fiscal 2009, relative to the comparable period of fiscal 2008, due to product returns and lost sales of Banquet® pot pies related to the pot pie recall in fiscal 2008. Sales of Banquet® and Marie Callender’s® increased in the second quarter of fiscal 2009, as compared to the second quarter of fiscal 2008. Sales of Healthy Choice® declined in the second quarter of fiscal 2009.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

Net sales for the Frozen Foods subsegment were $877 million in the first half of fiscal 2009, an increase of $30 million, or 3%, as compared to the first half of fiscal 2008. Results reflected increased pricing of approximately 1% and a 2% increase in volume and mix. Net sales were higher by approximately $29 million in the first half of fiscal 2009, relative to the comparable period in fiscal 2008, due to product returns and lost sales of Banquet® pot pies related to the pot pie recall in fiscal 2008.

Snacks and Store Brands

Snacks and Store Brands subsegment sales were $379 million, an increase of 8% compared to the second quarter of fiscal 2008. Results reflected an increase of 7% in net pricing and an increase of 1% for volume and mix. We achieved sales growth in the second quarter of fiscal 2009 for DAVID®, Orville Redenbacher’s®, and Slim Jim®. Sales declined for ACT II®, while sales for the other brands were essentially flat.

Net sales for the Snacks and Store Brands subsegment were $739 million in the first half of fiscal 2009, an increase of $47 million, or 7%, as compared to the first half of fiscal 2008. Results reflected net pricing increases of 7% with flat volume and mix. Net sales from the Lincoln Snacks business, acquired in the second quarter of fiscal 2008, resulted in an increase of sales in the first half of fiscal 2009 of approximately 1%.

Enabler Brands

Enabler Brands subsegment sales were $431 million, an increase of 11% compared to the second quarter of fiscal 2008. Results reflected a 19% increase in net pricing, primarily in our oil and tablespreads products, and an 8% reduction in volume and mix. We achieved sales growth in the second quarter of fiscal 2009 for the following brands: Blue Bonnet®, The Max®, Libby’s ®, Parkay®, Wesson®, and Wolf®. Sales for other brands were essentially flat as a group.

Net sales for the Enabler Brands subsegment were $794 million in the first half of fiscal 2009, an increase of $84 million, or 12%, as compared to the first half of fiscal 2008. Results reflected increased net pricing of 18%, primarily in our oil and tablespreads products, and a 6% reduction in volume and mix.

Domestic Export

Domestic Export subsegment sales were $47 million, essentially unchanged compared to the second quarter of fiscal 2008. Results reflected increased net pricing of 17%, offset by unfavorable volume and mix. Increased net sales of Blue Bonnet®, Orville Redenbacher’s®, and Slim Jim® were offset by lower sales of Chef Boyardee® and ACT II®.

Net sales for the Domestic Export subsegment sales in the first half of fiscal 2009 were $95 million, an increase of $4 million, or 4%, as compared to the first half of fiscal 2008. Results reflected increased net pricing of 15%, partially offset by unfavorable volume and mix.

Commercial Foods net sales were $1.2 billion in the second quarter of fiscal 2009, an increase of $226 million, or 23%, compared to the second quarter of fiscal 2008. Commercial Foods net sales were $2.4 billion in the first half of fiscal 2009, an increase of $514 million, or 27%, as compared to the first half of fiscal 2008. Results for the second quarter and first half of fiscal 2009 reflected higher selling prices in the segment’s flour milling operations due to significantly higher wheat prices and price increases in our Lamb Weston specialty potato products business. Net sales from Watts Brothers and Lamb Weston BSW, businesses acquired in the fourth quarter of fiscal 2008 and second quarter of fiscal 2009, respectively, were $35 million and $56 million, in the second quarter and first half of fiscal 2009, respectively.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

Profit Contribution Margin

(Net sales less cost of goods sold and advertising and promotion expense)

($ in millions)	Profit Contribution Margin
Reporting Segment	Thirteen weeks ended			Twenty-six weeks ended
	November 23, 2008	November 25, 2007	% Inc / (Dec)	November 23, 2008	November 25, 2007	% Inc / (Dec)
Consumer Foods:
Grocery Foods North America	$186	$201	(7)%	$361	$345	4%
Frozen Foods	89	73	23%	152	143	6%
Snacks and Store Brands	84	74	12%	151	157	(4)%
Enabler Brands	62	64	(3)%	96	118	(19)%
Domestic Export	13	9	37%	24	15	57%
Other	(2)	33	N/A	(4)	41	N/A

Total Consumer Foods	432	454	(5)%	780	819	(5)%
Commercial Foods	209	180	16%	387	342	13%
Included in general corporate expenses	(48)	—	N/A	(81)	—	N/A

Consumer Foods profit contribution margin (“PCM”) for the second quarter of fiscal 2009 was $432 million, a decrease of $22 million, or 5%, from the second quarter of fiscal 2008. The decrease in PCM reflected significantly higher input costs in all subsegments that were partially offset by supply chain productivity savings and increased net pricing. We estimate that the Consumer Foods segment experienced approximately $170 million of increased input costs in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008. Advertising and promotion expense decreased approximately $16 million in the second quarter of fiscal 2009 over the same period in the prior year.

Highlights by subsegment are as follows:

Grocery Foods North America

Grocery Foods North America PCM was $186 million in the second quarter of fiscal 2009, a decrease of 7% from the second quarter of fiscal 2008, reflecting the impact of higher input costs which were not entirely recovered from increased net sales prices, increased volume, and supply chain productivity savings. The strengthening of the U.S. dollar relative to foreign currencies resulted in a reduction of PCM of approximately 2% as compared to the second quarter of fiscal 2008. Advertising and promotion costs were in line with prior year levels. PCM was $361 million in the first half of fiscal 2009, an increase of $16 million, or 4%, as compared to the first half of fiscal 2008. Increased net pricing and volumes were partially offset by higher input costs. Costs associated with the Peter Pan® recall were approximately $7 million in the first half of fiscal 2008.

Frozen Foods

Frozen Foods PCM was $89 million in the second quarter of fiscal 2009, an increase of 23% from the second quarter of fiscal 2008. Net pricing increases were offset by decreased volumes and mix, as well as higher input costs. Frozen Foods PCM was $152 million in the first half of fiscal 2009, an increase of $9 million, or 6%, over the first half of fiscal 2008. Net pricing increases, higher volumes and mix, and lower advertising and promotion costs were offset by higher input costs. PCM was higher by approximately $17 million in the second quarter and first half of fiscal 2009, relative to the comparable periods of fiscal 2008, primarily due to recall costs of Banquet® pot pies in fiscal 2008.

Snacks and Store Brands

Snacks and Store Brands PCM was $84 million for the second quarter of fiscal 2009, an increase of $10 million, or 12%, from the second quarter of fiscal 2008, as impacts of net pricing increases and lower advertising and promotion expenses more than offset higher input costs. Costs of product recalls reduced PCM in the second quarter of fiscal 2008 by approximately $2 million. Snacks and Store Brands PCM was $151 million in the first half of fiscal 2009, a decrease of $6 million, or 4%, as compared to the first half of fiscal 2008, as net pricing increases were more than offset by increased input costs and unfavorable volume and mix.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

Enabler Brands

Enabler Brands PCM was $62 million in the second quarter of fiscal 2009, a decrease of $2 million, or 3%, from the second quarter of fiscal 2008, as net pricing increases were more than offset by increased input costs and unfavorable volume and mix. Enabler Brands PCM was $96 million in the first half of fiscal 2009, a decrease of $22 million, or 19%, from the first half of fiscal 2008, as net pricing increases were more than offset by increased input costs, particularly for the Wesson® brand, and unfavorable volume and mix.

Domestic Export

Domestic Export PCM was $13 million, an increase of $4 million, or 37%, over the second quarter of fiscal 2008, reflecting net pricing increases and decreased advertising and promotion expenses. Domestic Export PCM was $24 million in the first half of fiscal 2009, an increase of $9 million, or 57%, over the first half of fiscal 2008, reflecting increased net pricing and decreased advertising and promotion expenses.

Other

Other Consumer Foods PCM included $24.4 million and $24.7 million of realized and unrealized net gains on derivative instruments used to economically hedge anticipated commodity inputs costs and foreign currency cash flows in the second quarter and first half of fiscal 2008, respectively.

Commercial Foods PCM was $209 million for the second quarter of fiscal 2009 and $180 million in the second quarter of fiscal 2008, an increase of 16%. All major businesses in this segment experienced significantly higher input costs in the second quarter and first half of fiscal 2009 than in the comparable periods of the prior year and increased pricing to offset these higher costs. The acquisitions of Watts Brothers in the fourth quarter of fiscal 2008 and Lamb Weston BSW in the second quarter of fiscal 2009 added approximately $11 million and $18 million of PCM in the second quarter and first half of fiscal 2009, respectively.

Corporate PCM includes $48 million and $81 million of realized and unrealized losses on derivative instruments used to economically hedge anticipated commodity input costs and foreign currency cash flows, in the second quarter and first half of fiscal 2009, respectively (See page 30).

Selling, General and Administrative Expenses (Includes general corporate expenses)

Selling, general and administrative expenses totaled $390 million for the second quarter of fiscal 2009, a decrease of $99 million, or 20%, as compared to the same period of the prior year. Selling, general and administrative expenses for the second quarter of fiscal 2009 reflected the impact of cost containment initiatives, as well as the following:

•	a decrease in incentive compensation accruals of $37 million,

•	a decrease in advertising and promotion expense of $17 million,

•	a decrease in contract services expense of $9 million, and

•	a decrease in stock compensation expense of $4 million.

Selling, general and administrative expenses in the second quarter of fiscal 2008 included:

•	charges related to the peanut butter and pot pie recalls of $12 million,

•	foreign currency derivative losses of $7 million, and

•	income of $5 million for reimbursement of expenses related to transition services provided to the buyers of certain divested businesses.

Selling, general and administrative expenses totaled $759 million for the first half of fiscal 2009, a decrease of $112 million, or 13%, as compared to the first half of fiscal 2008. Selling, general and administrative expenses for the first half of fiscal 2009 reflected the impact of cost containment initiatives, as well as the following:

•	a decrease in incentive compensation accruals of $50 million,

•	a $19 million gain on the disposition of the Pemmican® business,

•	a decrease of contract services expense of $18 million,

•	a decrease in advertising and promotion expense of $13 million,

•	a decrease in pension and postretirement expense of $10 million,

•	charges of approximately $10 million related to the execution of our restructuring plans,

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

•	an $8 million decrease in reimbursements of expenses related to transition services provided to the buyers of certain divested businesses,

•	a decrease in stock compensation expense of $5 million,

•	a gain of $5 million on the sale of a facility in our Commercial Foods segment, and

•	charges related to the peanut butter and pot pie recalls of $4 million.

Selling, general and administrative expenses in the first half of fiscal 2008 included:

•	charges related to the peanut butter and pot pie recalls of $16 million,

•	a benefit of approximately $9 million due to a reduction of accruals for estimated costs related to the execution of our restructuring plans, and

•	foreign currency derivative losses of $7 million.

Operating Profit (Earnings before general corporate expenses, interest expense, net, income taxes, and equity method investment earnings)

($ in millions)	Operating Profit
Reporting Segment	Thirteen weeks ended			Twenty-six weeks ended
	November 23, 2008	November 25, 2007	% Inc	November 23, 2008	November 25, 2007	% Inc
Consumer Foods	$253	$247	2%	$440	$434	1%
Commercial Foods	156	132	18%	288	253	14%

Consumer Foods operating profit for the second quarter of fiscal 2009 was $253 million, an increase of $6 million, or 2%, compared to the second quarter of fiscal 2008. PCM was $22 million lower for the second quarter of fiscal 2009 than for the second quarter of fiscal 2008, as discussed above. Incentive compensation expense was $13 million lower in the second quarter of fiscal 2009 than in the second quarter of fiscal 2008. Consumer Foods operating profit was adversely impacted in the second quarter of fiscal 2008 by $31 million due to the peanut butter and pot pie recall charges ($19 million in PCM and $12 million in selling, general and administrative expenses).

Consumer Foods operating profit for the first half of fiscal 2009 was $440 million, an increase of $6 million, or 1%, compared to the first half of fiscal 2008. PCM was $39 million lower in the first half of fiscal 2009 than in the first half of fiscal 2008. Incentive compensation expense was $15 million lower in the first half of fiscal 2009 than in the first half of fiscal 2008. Consumer Foods operating profit was adversely impacted in the first half of fiscal 2008 by $42 million due to the peanut butter and pot pie recall charges ($26 million in PCM and $16 million in selling, general and administrative expenses). We sold our Pemmican® beef jerky business in the first half of fiscal 2009, recognizing a gain of $19 million. The Consumer Foods segment incurred costs of $9 million in the first half of fiscal 2009 and recognized a benefit of $8 million in the first half of fiscal 2008 in connection with our restructuring plans.

For the second quarter of fiscal 2009, operating profit for the Commercial Foods segment was $156 million, an increase of $24 million, or 18%, from the second quarter of fiscal 2008. Commercial Foods operating profit for the first half of fiscal 2009 was $288 million, an increase of $35 million, or 14%, compared to the first half of fiscal 2008. Improved operating profit for the second quarter and first half of fiscal 2009 was reflective of increased PCM, discussed above, partially offset by increased selling, general and administrative expenses, largely due to the acquisitions of Watts Brothers and Lamb Weston BSW.

Interest Expense, Net

Net interest expense was $43 million and $62 million for the second quarter of fiscal 2009 and 2008, respectively. Net interest expense was $93 million and $117 million for the first half of fiscal 2009 and 2008, respectively. The decrease reflected $19 million and $33 million of interest income in the second quarter and first half of fiscal 2009, respectively, principally from the payment-in-kind notes received in connection with the disposition of the trading and merchandising business, partially offset by interest expense on higher commercial paper borrowings early in the first quarter of fiscal 2009.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

Income Taxes

In the second quarter of fiscal 2009 and 2008, our income tax expense was $84 million and $69 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately 33% and 34% for the second quarter of fiscal 2009 and 2008, respectively. Income tax expense for the second quarter of fiscal 2009 reflected benefits from changes in tax laws and changes in estimates. Income tax expense was $150 million and $130 million for the first half of fiscal 2009 and 2008, respectively. The effective tax rate for the first half of fiscal 2009 and 2008 was approximately 35% and 33%, respectively. Income tax expense for the first half of fiscal 2009 reflected the impacts of divestitures of international subsidiaries, benefits from changes in tax laws, changes in estimates, and a change in deferred tax items related to the divestiture of the trading and merchandising business.

Equity Method Investment Earnings

Equity method investment earnings were $2 million and $3 million for the second quarter and first half of fiscal 2009, respectively, while equity method investment earnings were $13 million and $22 million for the second quarter and first half of fiscal 2008, respectively. Decreased equity method investment earnings were the result of less profitable operations of a foreign potato processing venture.

Discontinued Operations

In June 2008, we completed the sale of the trading and merchandising operations and recognized an after-tax gain on the disposition of approximately $294 million in the first half of fiscal 2009.

The trading and merchandising operations generated after-tax earnings of $36 million during the first half of fiscal 2009, prior to the divestiture.

Results from discontinued operations in the second quarter and first half of fiscal 2008 reflected $110 million and $155 million of after-tax earnings from operating the discontinued businesses.

Earnings Per Share

Our diluted earnings per share in the second quarter and first half of fiscal 2009 were $0.37 (including $0.38 per diluted share from continuing operations and a loss of $0.01 per diluted share from discontinued operations) and $1.32 (including $0.60 per diluted share from continuing operations and $0.72 per diluted share from discontinued operations). Our diluted earnings per share in the second quarter and first half of fiscal 2008 were $0.50 (including $0.27 per diluted share from continuing operations and $0.23 per diluted share from discontinued operations) and $0.85 (including $0.54 per diluted share from continuing operations and $0.31 per diluted share from discontinued operations). See “Other Significant Items of Note – Items Impacting Comparability” above as several other significant items affected the comparability of year-over-year results of operations.

Liquidity and Capital Resources

Sources of Liquidity and Capital

Our primary financing objective is to maintain a prudent capital structure that provides us flexibility to pursue our growth objectives. We currently use short-term debt principally to finance ongoing operations, including our seasonal working capital (accounts receivable and prepaid expenses and other current assets, less accounts payable, accrued payroll, and other accrued liabilities) needs and a combination of equity and long-term debt to finance both our base working capital needs and our noncurrent assets.

Commercial paper borrowings (usually less than 30 days maturity) are reflected in our consolidated balance sheets within notes payable. At November 23, 2008, we had a $1.5 billion multi-year revolving credit facility with a syndicate of financial institutions which matures in December 2011. The multi-year facility has historically been used solely as a back-up facility for our commercial paper program. However, the recent capital market dynamics have led us to draw limited amounts from the facility’s available credit line. Borrowings under the multi-year facility bear interest at or below prime rate and may be prepaid without penalty. As of November 23, 2008, we had short-term borrowings (including commercial paper) of approximately $300 million. The multi-year revolving credit facility requires us to repay borrowings if our consolidated funded debt exceeds 65% of the consolidated capital base, or if fixed charges coverage, each as defined in the applicable agreements, is less than 1.75 to 1.0. As of the end of the first half of fiscal 2009, we were in compliance with the credit agreements’ financial covenants.

As of the end of the first half of fiscal 2009, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the revolving credit facilities, although

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access more difficult.

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

We have repurchased our shares from time to time based on market conditions. We began fiscal 2008 with an authorization to purchase up to $88 million of our common stock in the open market or through privately negotiated transactions. During fiscal 2008, the Board of Directors authorized us to repurchase up to an additional $500 million of our common stock. We repurchased $188 million of our shares during fiscal 2008. Subsequent to fiscal 2008, our authorization increased an additional $500 million. During the first quarter of fiscal 2009, we executed an accelerated share repurchase, buying back approximately 38 million shares of our stock, to date, for $900 million, essentially exhausting our current share repurchase authorization. We expect to complete the accelerated share repurchase in the second half of fiscal 2009.

During the first quarter of fiscal 2009, we sold our trading and merchandising operations for proceeds of: 1) approximately $2.2 billion in cash, net of transaction costs, 2) $550 million (face value) of payment-in-kind debt securities issued by the purchaser which was recorded at an initial estimated fair value of $479 million, 3) a short-term receivable of $37 million due from the purchaser (of which $31 million was received in the first quarter of fiscal 2009), and 4) a four-year warrant to acquire approximately 5% of the issued common equity of the parent company of the divested operations, which has been recorded at an estimated fair value of $1.8 million. The Notes, which are classified as other assets, had a carrying value of $510 million at November 23, 2008.

Cash Flows

During the first half of fiscal 2009, we used $40 million of cash, which was the net impact of $637 million used in operating activities, $2.0 billion generated from investing activities, and $1.4 billion used in financing activities.

Cash generated in operating activities of continuing operations totaled $93 million in the first half of fiscal 2009, as compared to $6 million generated in the same period of the prior year. Increased working capital requirements, particularly due to increased quantities and unit costs of inventory have resulted in reduced cash generation from operating activities in the first half of fiscal 2009 and 2008. Cash used in operating activities of discontinued operations was approximately $730 million in the first half of fiscal 2009, as compared to $270 million of cash used in the first half of fiscal 2008.

Cash used in investing activities from continuing operations totaled $252 million in the first half of fiscal 2009, versus cash used in investing activities of $364 million in the same period of fiscal 2008. Investing activities of continuing operations in the first half of fiscal 2009 consisted primarily of capital expenditures of $221 million and expenditures of $76 million for the purchase of businesses and intangible assets, offset by $30 million from the sale of businesses and $15 million of proceeds from the sale of property, plant and equipment. Investing activities for the first half of fiscal 2008 consisted primarily of $293 million of capital expenditures, which included approximately $39 million of expenditures related to our purchase of certain warehouse facilities from our lessors (these warehouses were sold for proceeds of approximately $36 million to unrelated third parties immediately thereafter) and purchases of businesses and intangible assets of $122 million, offset by proceeds of $15 million from the sale of property, plant and equipment. We generated $2.3 billion of cash from investing activities of discontinued operations in the first half of fiscal 2009 from the disposition of the trading and merchandising business. We used $8 million of cash from investing activities of discontinued operations in the first half of fiscal 2008.

Cash used in financing activities totaled $1.4 billion in the first half of fiscal 2009 versus cash generated of $41 million in the first half of fiscal 2008. During the first half of fiscal 2009 and 2008, we paid dividends of $178 million and $177 million, respectively. In the first half of fiscal 2009 and 2008, we repurchased $900 million and $88 million, respectively, of our common stock as part of our share repurchase program. During the first half of fiscal 2009 we decreased our short-term debt by approximately $286 million, and had repayments of our long-term debt of approximately $58 million, largely with the cash proceeds from the trading and merchandising disposition.

We estimate our capital expenditures in fiscal 2009 will be approximately $475 million. We believe that existing cash balances, cash flows from operations, existing credit facilities, and access to capital markets will provide sufficient liquidity to meet our working capital needs, planned capital expenditures, scheduled and potential debt repayments, and payment of anticipated quarterly dividends.

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

In September 2008, we formed a potato processing venture (“Lamb Weston BSW”) with Ochoa Ag Unlimited Foods, Inc. We provide all sales and marketing services to the venture. We have determined that Lamb Weston BSW is a variable interest entity and that we are the primary beneficiary of the entity. Accordingly, we consolidate the financial statements of Lamb Weston BSW. We also consolidate the assets and liabilities of several entities from which we lease corporate aircraft. Each of these entities has been determined to be a variable interest entity and we have been determined to be the primary beneficiary of each of these entities.

Due to the consolidation of these variable interest entities, we reflect in our balance sheets:

	November 23, 2008	May 25, 2008	November 25, 2007
Cash and cash equivalents	$2.0	$—	$—
Receivables, net	21.4	—	—
Inventories	1.6	—	—
Property, plant and equipment, net	114.5	51.8	53.3
Goodwill	18.0	—	—
Brands, trademarks and other intangibles, net	0.1	—	—

Total assets	$157.6	$51.8	$53.3

Notes payable	$6.8	$—	$—
Current installments of long-term debt	4.8	3.3	3.2
Accounts payable	3.2	—	—
Accrued payroll	0.3	—	—
Other accrued liabilities	6.1	0.6	0.6
Senior long-term debt, excluding current installments	67.5	50.9	52.6
Other noncurrent liabilities (minority interest)	36.1	—	—

Total liabilities	$124.8	$54.8	$56.4

The liabilities recognized as a result of consolidating these entities do not represent additional claims on our general assets. The creditors of these entities have claims only on the assets of the specific variable interest entities to which they have advanced credit.

Obligations and Commitments

As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as lease agreements, debt agreements, and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as “take-or-pay” contracts). The unconditional purchase obligation arrangements are entered into in our normal course of business in order to ensure adequate levels of sourced product are available. Of these items, debt and capital lease obligations, which totaled $3.4 billion and $66 million, respectively, as of November 23, 2008, were recognized as liabilities in our consolidated balance sheet. Operating lease obligations and unconditional purchase obligations, which totaled $1.0 billion as of November 23, 2008, in accordance with generally accepted accounting principles, were not recognized as liabilities in our consolidated balance sheet.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

A summary of our contractual obligations as of November 23, 2008 was as follows:

	Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt	$3,427.0	$312.0	$1,212.5	$46.8	$1,855.7
Capital lease obligations	66.4	4.8	8.1	5.5	48.0
Operating lease obligations	377.1	60.3	109.2	79.6	128.0
Purchase obligations	667.5	541.6	100.6	14.8	10.5

Total	$4,538.0	$918.7	$1,430.4	$146.7	$2,042.2

We are also contractually obligated to pay interest on our long-term debt and capital lease obligations. The weighted average interest rate of the long-term debt obligations outstanding as of November 23, 2008 was approximately 7.2%.

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

We consolidate the assets and liabilities of certain entities from which we lease corporate aircraft. These entities have been determined to be variable interest entities and we have been determined to be the primary beneficiary of these entities. The amounts reflected in contractual obligations of long-term debt, in the table above, include $53 million of liabilities of these variable interest entities to the creditors of such entities. The long-term debt recognized as a result of consolidating these entities does not represent additional claims on our general assets. The creditors of these entities have claims only on the assets of the specific variable interest entities. As of November 23, 2008, we were obligated to make rental payments of $64 million to the variable interest entities, of which $7 million is due in less than one year, $14 million is due in one to three years, and $43 million is due in three to five years. Such amounts are not reflected in the table above.

The purchase obligations noted in the table above do not reflect approximately $750 million of open purchase orders, some of which are not legally binding. These purchase orders are settleable in the ordinary course of business in less than one year.

As part of our ongoing operations, we also enter into arrangements that obligate us to make future cash payments only upon the occurrence of a future event (e.g., guarantees of debt or lease payments of a third party should the third party be unable to perform). The following commercial commitments are not recognized as liabilities in our consolidated balance sheet. A summary of our commitments, including commitments associated with equity method investments, as of November 23, 2008 was as follows:

	Amount of Commitment Expiration Per Period (in millions)
Other Commercial Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Guarantees	$95.1	$46.9	$9.7	$6.7	$31.8
Other commitments	0.5	0.5	—	—	—

Total	$95.6	$47.4	$9.7	$6.7	$31.8

In certain limited situations, we will guarantee an obligation of an unconsolidated entity. We have outstanding guarantees of various trade obligations of the divested trading and merchandising business (now operating as the Gavilon Group, LLC (“Gavilon”)). The guarantees were in place prior to the divestiture and are in the process of being released by the trade counterparties. The nominal amount of these guarantees was $37 million at November 23, 2008. We have not established a liability in connection with these guarantees, as we believe the likelihood of financial exposure to us under these guarantees is remote. During this transitional period, Gavilon is contractually required to, and has, obtained letters of credit under their financing facilities (led by JP Morgan Chase) for our benefit, the effect of which is to mitigate any financial exposure to us from the guarantees. We also guarantee payment of certain railcar leases of Gavilon; the railcar leases were in place prior to the divestiture and the parties are working with the lessors to secure the Company’s release. The remaining terms of these lease agreements do not exceed ten years and the maximum amount of future payments we have guaranteed was $5 million as of November 23, 2008. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.

We guarantee certain leases and other commercial obligations resulting from our fresh beef and pork divestiture. The remaining terms of these arrangements do not exceed seven years and the maximum amount of future payments we have guaranteed was approximately $20 million as of November 23, 2008. We have also guaranteed the performance of the divested fresh beef and pork

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

business with respect to a hog purchase contract. The hog purchase contract requires the fresh beef and pork business to purchase a minimum of approximately 1.2 million hogs annually through 2014. The contract stipulates minimum price commitments, based in part on market prices and, in certain circumstances, also includes price adjustments based on certain inputs.

We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At November 23, 2008, the amount of supplier loans effectively guaranteed by us was approximately $2 million. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.

We are a party to a supply agreement with an onion processing company. We have guaranteed repayment of a loan of this supplier, under certain conditions. At November 23, 2008, the amount of this loan was $25 million. In the event of default on this loan by the supplier, we have the contractual right to purchase the loan from the lender, thereby giving us the rights to underlying collateral. We have not established a liability in connection with these guarantees, as we believe the likelihood of financial exposure to us under this agreement is remote.

The obligations and commitments tables above do not include any reserves for income taxes under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (as amended), as we are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes. The liability for gross unrecognized tax benefits at November 23, 2008 was $74 million.

Critical Accounting Estimates

A discussion of our critical accounting estimates can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our annual report on Form 10-K for the fiscal year ended May 25, 2008, as updated in the Current Report on Form 8-K filed on November 25, 2008.

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

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

Related Party Transactions

Sales to affiliates (equity method investees) of $0.4 million and $0.9 million for the second quarter and first half of fiscal 2009, respectively, are included in net sales. Sales to affiliates (equity method investees) of $1.4 million and $2.4 million for the second quarter and first half of fiscal 2008, respectively, are included in net sales. We received management fees from affiliates of $4.6 million and $8.9 million in the second quarter and first half of fiscal 2009, respectively, while we received management fees from affiliates of $4.2 million and $7.9 million in the second quarter and first half of fiscal 2008, respectively. Accounts receivable from affiliates totaled $0.7 million, $3.2 million, and $3.5 million at November 23, 2008, May 25, 2008, and November 25, 2007, respectively, of which $3.0 million and $1.5 million are included in current assets held for sale at May 25, 2008 and November 25, 2007, respectively. Accounts payable to affiliates totaled $16.6 million, $15.6 million, and $13.0 million at November 23, 2008, May 25, 2008, and November 25, 2007, respectively.

From time to time, we have used the services of a firm whose chief executive officer serves on our Board of Directors. Payments to this firm for environmental and agricultural engineering services performed and structures acquired totaled $0.2 million in both the second quarter and first half of fiscal 2009, respectively, and $0.1 million and $0.2 million in the second quarter and first half of fiscal 2008, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks affecting us are exposures to price fluctuations of commodity and energy inputs, interest rates, and foreign currencies.

Other than the changes noted below, there have been no material changes in our market risk during the twenty-six weeks ended November 23, 2008. For additional information, refer to the “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our annual report on Form 10-K for the fiscal year ended May 25, 2008.

Commodity Market Risk

We purchase commodity inputs such as wheat, corn, oats, soybean meal, soybean oil, petroleum products, natural gas, and packaging materials to be used in our operations. These commodities are subject to price fluctuations that may create price risk. We enter into commodity hedges to manage this price risk using physical forward contracts or derivative instruments. We have policies governing the hedging instruments our businesses may use. These policies include limiting the dollar risk exposure for each business. We also monitor the amount of associated counter-party credit risk for all non-exchanged-traded transactions.

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

Based on our net derivative positions at the end of the first and second quarters of fiscal 2009, the maximum potential loss of fair value resulting from a hypothetical change of 10% in market prices was as follows:

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

One measure of market risk exposure can be determined using sensitivity analysis. Sensitivity analysis is the measurement of potential loss of fair value resulting from a hypothetical change of 10% in exchange rates. Actual changes in exchange rates may differ from hypothetical changes. This sensitivity analysis excludes the underlying foreign denominated transactions that are being hedged, which have a high inverse correlation to price changes of the derivative hedging instrument.

ConAgra Foods, Inc. and Subsidiaries

Part I - Financial Information

Based on our net foreign currency derivative positions at the end of the first and second quarters of fiscal 2009, the maximum potential loss of fair value resulting from a hypothetical change of 10% in exchange rates was $5 million.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of November 23, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.

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

The following table presents the total number of shares purchased during the second quarter of fiscal 2009, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Programs (1)
August 25 through September 21, 2008	—	—	—	$62,000
September 22 through October 19, 2008	—	—	—	$62,000
October 20 through November 23, 2008	—	—	—	$62,000

Total Fiscal 2009 Second Quarter Activity	—	—	—	$62,000

(1)	Pursuant to publicly announced share repurchase programs, since December 2003, the Company has repurchased 100.9 million shares at a cost of $2.5 billion. The program has no expiration date.

We initiated an accelerated share repurchase program during the first quarter of fiscal 2009. We paid $900 million and have received 38.4 million shares under this program to date. Under certain circumstances, we may receive additional shares under the program in the second half of fiscal 2009 at no additional cost to us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Disclosure pursuant to this item was provided in the Company’s Form 10-Q for the quarter ended August 24, 2008.

ConAgra Foods, Inc. and Subsidiaries

Part II - Other Information

ITEM 6.	EXHIBITS

Exhibits
10.1*	ConAgra Foods, Inc. Amended and Restated Non-Qualified CRISP Plan (January 1, 2009 Restatement)

10.2*	ConAgra Foods, Inc. Non-Qualified Pension Plan (January 1, 2009 Restatement)

10.3*	ConAgra Foods, Inc. Amended and Restated Voluntary Deferred Compensation Plan (January 1, 2009 Restatement)

10.4*	ConAgra Foods, Inc. Directors’ Deferred Compensation Plan (September, 2009 Restatement)

10.5*	Amendment One to ConAgra Foods 1999 Executive Incentive Plan

10.6*	Amendment One to ConAgra Foods 2004 Executive Incentive Plan

10.7*	Amendment One to The ConAgra Long Term Senior Management Incentive Plan Operational Document (Amended and Restated Effective June 1, 1998)

10.8*	Amendment One to ConAgra Foods, Inc. 2006 Performance Share Plan

10.9*	Amendment One to Restricted Stock Unit Awards (ConAgra 2000 Stock Plan)

10.10*	Amendment One to FY 2004 Long-Term Compensation Awards Terms And Conditions – Restricted Share Equivalent Units

10.11*	Amendment One to FY 2004 Restricted Cash Award

10.12*	Amendment One to Restricted Stock Unit Agreement (ConAgra Foods 2006 Stock Plan (Pre-July, 2007))

10.13*	Form of Restricted Stock Unit Agreement (ConAgra Foods 2006 Stock Plan) (Post-July, 2007)

10.14*	Form of Amended and Restated Change of Control Agreement between ConAgra Foods and its executives

10.15*	Amended and Restated Employment Agreement between ConAgra Foods and Gary M. Rodkin

10.16*	Amended and Restated Employment Agreement between ConAgra Foods and Robert F. Sharpe, Jr.

12	Statement regarding computation of ratio of earnings to fixed charges

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificates

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONAGRA FOODS, INC.

	By:	/s/ ANDRE J. HAWAUX
Andre J. Hawaux
Executive Vice President and Chief Financial Officer

	By:	/s/ JOHN F. GEHRING
John F. Gehring
Senior Vice President and Corporate Controller

Dated this 31st day of December, 2008.

EXHIBIT	DESCRIPTION	PAGE
10.1*	ConAgra Foods, Inc. Amended and Restated Non-Qualified CRISP Plan (January 1, 2009 Restatement)	48

10.2*	ConAgra Foods, Inc. Non-Qualified Pension Plan (January 1, 2009 Restatement)	60

10.3*	ConAgra Foods, Inc. Amended and Restated Voluntary Deferred Compensation Plan (January 1, 2009 Restatement)	86

10.4*	ConAgra Foods, Inc. Directors’ Deferred Compensation Plan (September, 2009 Restatement)	103

10.5*	Amendment One to ConAgra Foods 1999 Executive Incentive Plan	109

10.6*	Amendment One to ConAgra Foods 2004 Executive Incentive Plan	111

10.7*	Amendment One to The ConAgra Long Term Senior Management Incentive Plan Operational Document (Amended and Restated Effective June 1, 1998)	113

10.8*	Amendment One to ConAgra Foods, Inc. 2006 Performance Share Plan	125

10.9*	Amendment One to Restricted Stock Unit Awards (ConAgra 2000 Stock Plan)	133

10.10*	Amendment One to FY 2004 Long-Term Compensation Awards Terms And Conditions – Restricted Share Equivalent Units	138

10.11*	Amendment One to FY 2004 Restricted Cash Award	144

10.12*	Amendment One to Restricted Stock Unit Agreement (ConAgra Foods 2006 Stock Plan (Pre-July, 2007))	150

10.13*	Form of Restricted Stock Unit Agreement (ConAgra Foods 2006 Stock Plan) (Post-July, 2007)	155

10.14*	Form of Amended and Restated Change of Control Agreement between ConAgra Foods and its executives	161

10.15*	Amended and Restated Employment Agreement between ConAgra Foods and Gary M. Rodkin	177

10.16*	Amended and Restated Employment Agreement between ConAgra Foods and Robert F. Sharpe, Jr.	190

12	Statement regarding computation of ratio of earnings to fixed charges	203

31.1	Section 302 Certificate of Chief Executive Officer	204

31.2	Section 302 Certificate of Chief Financial Officer	205

32.1	Section 906 Certificates	206

*	Management contract or compensatory plan.