Form 10-Q
period 2009-02-22
CONAGRA FOODS INC /DE/
filed 2009-04-01
CIK 23217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 22, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐       No ☑
Number of shares outstanding of issuer’s common stock, as of March 22, 2009, was 447,231,212.

Part I. FINANCIAL INFORMATION		3

Item 1	Financial Statements	3

	Unaudited Condensed Consolidated Statements of Earnings for the Thirteen and Thirty-nine Weeks ended February 22, 2009 and February 24, 2008	3

	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Thirteen and Thirty-nine Weeks ended February 22, 2009 and February 24, 2008	4

	Unaudited Condensed Consolidated Balance Sheets as of February 22, 2009, May 25, 2008, and February 24, 2008	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the Thirty-nine Weeks ended February 22, 2009 and February 24, 2008	6

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4	Controls and Procedures	45

Part II. OTHER INFORMATION		46

Item 1	Legal Proceedings	46

Item 1A	Risk Factors	46

Item 6	Exhibits	47

Signatures		48

Exhibit Index		49

Exhibit 12		50

Exhibit 31.1		51

Exhibit 31.2		52

Exhibit 32.1		53
EX-12
EX-31.1
EX-31.2
EX-32.1

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions except per share amounts)
(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	February 22,	February 24,	February 22,	February 24,
	2009	2008	2009	2008
Net sales	$3,134.7	$2,955.3	$9,464.6	$8,527.6
Costs and expenses:
Cost of goods sold	2,395.8	2,248.4	7,447.7	6,459.7
Selling, general and administrative expenses	425.1	426.1	1,184.0	1,296.9
Interest expense, net	42.0	66.7	134.8	183.7

Income from continuing operations before income taxes and equity method investment earnings	271.8	214.1	698.1	587.3
Income tax expense	91.7	67.4	242.0	197.1
Equity method investment earnings	11.1	20.8	13.9	42.9

Income from continuing operations	191.2	167.5	470.0	433.1
Income from discontinued operations, net of tax	2.0	141.6	333.7	296.2

Net income	$193.2	$309.1	$803.7	$729.3

Earnings per share - basic
Income from continuing operations	$0.43	$0.34	$1.03	$0.89
Income from discontinued operations	—	0.29	0.74	0.60

Net income	$0.43	$0.63	$1.77	$1.49

Earnings per share - diluted
Income from continuing operations	$0.43	$0.34	$1.03	$0.88
Income from discontinued operations	—	0.29	0.73	0.60

Net income	$0.43	$0.63	$1.76	$1.48

          See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	February 22,	February 24,	February 22,	February 24,
	2009	2008	2009	2008
Net income	$193.2	$309.1	$803.7	$729.3
Other comprehensive income (loss):
Derivative adjustments, net of tax	—	(2.3)	—	(4.1)
Unrealized gains and losses on available-for-sale securities, net of tax:
Unrealized holding gains (losses) arising during the period	—	(0.7)	(0.9)	0.1
Reclassification adjustment for gains (losses) included in net income	—	—	0.3	(3.8)
Currency translation adjustment:
Unrealized translation gains (losses) arising during the period	(3.2)	(3.4)	(123.7)	38.9
Reclassification adjustment for net losses included in net income	—	—	2.0	—
Pension and postretirement healthcare liabilities, net of tax	0.3	1.6	(2.0)	5.0

Comprehensive income	$190.3	$304.3	$679.4	$765.4

     See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions except share data)
(unaudited)

	February 22,	May 25,	February 24,
	2009	2008	2008
ASSETS
Current assets
Cash and cash equivalents	$88.2	$140.9	$137.4
Receivables, less allowance for doubtful accounts of $14.2, $17.6, and $16.3	889.0	890.6	904.9
Inventories	2,154.3	1,931.5	2,126.6
Prepaid expenses and other current assets	326.9	451.6	513.2
Current assets held for sale	—	2,667.4	2,662.2

Total current assets	3,458.4	6,082.0	6,344.3

Property, plant and equipment	5,185.3	5,023.4	4,798.0
Less accumulated depreciation	(2,613.6)	(2,533.6)	(2,536.8)

Property, plant and equipment, net	2,571.7	2,489.8	2,261.2

Goodwill	3,482.1	3,483.3	3,465.2
Brands, trademarks and other identifiable intangibles, net	834.4	816.7	802.8
Other assets	1,049.6	553.2	267.9
Noncurrent assets held for sale	—	257.5	254.4

	$11,396.2	$13,682.5	$13,395.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable	$185.8	$599.8	$397.7
Current installments of long-term debt	318.3	14.9	14.5
Accounts payable	807.8	786.0	807.3
Accrued payroll	148.7	374.2	305.7
Other accrued liabilities	693.2	688.3	919.3
Current liabilities held for sale	—	1,188.1	1,317.4

Total current liabilities	2,153.8	3,651.3	3,761.9

Senior long-term debt, excluding current installments	2,876.5	3,186.9	3,174.7
Subordinated debt	195.9	200.0	200.0
Other noncurrent liabilities	1,281.7	1,293.0	1,203.9
Noncurrent liabilities held for sale	—	13.9	16.8

Total liabilities	6,507.9	8,345.1	8,357.3

Commitments and contingencies (Note 12)
Common stockholders’ equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 567,130,430, 566,653,605, and 566,644,098	2,835.8	2,833.4	2,833.3
Additional paid-in capital	794.6	866.9	852.9
Retained earnings	3,953.0	3,409.5	3,300.6
Accumulated other comprehensive income	162.2	286.5	31.7
Less treasury stock, at cost, 119,922,094, 82,282,300, and 79,035,258 common shares	(2,857.3)	(2,058.9)	(1,980.0)

Total common stockholders’ equity	4,888.3	5,337.4	5,038.5

	$11,396.2	$13,682.5	$13,395.8

          See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Thirty-nine weeks ended
	February 22,	February 24,
	2009	2008
Cash flows from operating activities:
Net income	$803.7	$729.3
Income from discontinued operations	333.7	296.2

Income from continuing operations	470.0	433.1
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	237.2	220.6
Gain on sale of fixed assets	(2.3)	(0.8)
Gain on sale of businesses	(19.7)	—
Undistributed earnings of affiliates	(0.1)	(20.4)
Share-based payments expense	33.3	43.1
Non-cash interest income on payment-in-kind notes	(18.8)	—
Other items	(17.0)	47.2
Change in operating assets and liabilities before effects of business acquisitions and dispositions:
Accounts receivable	(29.8)	(99.5)
Inventory	(213.6)	(484.0)
Prepaid expenses and other current assets	124.8	(197.6)
Accounts payable	36.5	60.8
Accrued payroll	(79.2)	(52.2)
Other accrued liabilities	(90.4)	125.0

Net cash flows from operating activities – continuing operations	430.9	75.3
Net cash flows from operating activities – discontinued operations	(807.2)	(288.8)

Net cash flows from operating activities	(376.3)	(213.5)

Cash flows from investing activities:
Purchases of marketable securities	—	(1,351.0)
Sales of marketable securities	—	1,352.0
Additions to property, plant and equipment	(321.6)	(322.5)
Purchase of leased warehouses	—	(39.2)
Sale of leased warehouses	—	35.6
Sale of property, plant and equipment	19.1	21.0
Sale of businesses	29.7	—
Purchase of businesses and intangible assets	(80.3)	(124.0)
Notes receivable and other items	1.2	0.6

Net cash flows from investing activities – continuing operations	(351.9)	(427.5)
Net cash flows from investing activities – discontinued operations	2,259.1	(10.8)

Net cash flows from investing activities	$1,907.2	$(438.3)

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (continued)
(in millions)
(unaudited)

	Thirty-nine weeks ended
	February 22,	February 24,
	2009	2008
Cash flows from financing activities:
Net short-term borrowings (payments)	$(396.8)	$375.0
Issuance of long-term debt by variable interest entity, net of repayments	40.0	—
Repayment of long-term debt	(61.1)	(11.2)
Repurchase of ConAgra Foods common shares	(900.0)	(88.1)
Cash dividends paid	(263.2)	(269.6)
Proceeds from exercise of employee stock options	6.1	19.2
Return of capital to minority interest holder	(20.0)	—
Other items	1.6	2.6

Net cash flows from financing activities – continuing operations	(1,593.4)	27.9
Net cash flows from financing activities – discontinued operations	—	20.3

Net cash flows from financing activities	(1,593.4)	48.2

Effect of exchange rate changes on cash and cash equivalents	(21.0)	5.8

Net change in cash and cash equivalents	(83.5)	(597.8)
Discontinued operations cash activity included above:
Add: Cash balance included in assets held for sale at beginning of period	30.8	4.4
Less: Cash balance included in assets held for sale at end of period	—	—
Cash and cash equivalents at beginning of period	140.9	730.8

Cash and cash equivalents at end of period	$88.2	$137.4

     See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 22, 2009 and February 24, 2008
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
Investments in Unconsolidated Affiliates – The investments in and the operating results of 50%-or-less-owned entities not required to be consolidated are included in the condensed consolidated financial statements on the basis of the equity method of accounting or the cost method of accounting, depending on specific facts and circumstances.
We review our investments in unconsolidated affiliates for impairment whenever events or changes in business circumstances indicate that the carrying amount of the investments may not be fully recoverable. Evidence of a loss in value that is other than temporary might include the absence of an ability to recover the carrying amount of the investment, the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment, or, where applicable, estimated sales proceeds which are insufficient to recover the carrying amount of the investment. Management’s assessment as to whether any decline in value is other than temporary is based on our ability and intent to hold the investment and whether evidence indicating the carrying value of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Management generally considers our investments in equity method investees to be strategic long-term investments. Therefore, management completes its assessments with a long-term viewpoint. If the fair value of the investment is determined to be less than the carrying value and the decline in value is considered to be other than temporary, an appropriate write-down is recorded based on the excess of the carrying value over the best estimate of fair value of the investment.
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
Comprehensive Income – Comprehensive income includes net income, currency translation adjustments, certain derivative-related activity, changes in the value of available-for-sale investments, and changes in prior service cost and net actuarial gains/losses from pension and postretirement health care plans. We generally deem our foreign investments to be essentially permanent in nature and we do not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars. When we determine that a foreign investment is no longer permanent in nature, estimated taxes are provided for the related deferred tax liability (asset), if any, resulting from currency translation adjustments. We reclassified $2.0 million of foreign currency translation net losses to net income due to the disposal or substantial liquidation of foreign subsidiaries in the first three quarters of fiscal 2009.

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 22, 2009 and February 24, 2008
(columnar dollars in millions except per share amounts)
The following details the income tax expense (benefit) on components of other comprehensive income:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 22,	February 24,	February 22,	February 24,
	2009	2008	2009	2008
Net derivative adjustment	$—	$(1.4)	$—	$(2.5)
Unrealized gains (losses) on available-for-sale securities	—	(0.4)	(0.5)	0.1
Reclassification adjustment for (gains) losses on available-for-sale securities included in net income	—	—	0.2	(2.2)
Pension and postretirement healthcare liabilities	0.6	1.5	4.1	4.4

	$0.6	$(0.3)	$3.8	$(0.2)

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
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 were effective as of the beginning of our fiscal 2009 for our financial assets and liabilities, as well as for other assets and liabilities that are carried at fair value on a recurring basis in our consolidated financial statements. The FASB has provided for a one-year deferral of the implementation of this standard for other nonfinanical assets and liabilities. Assets and liabilities subject to this deferral include goodwill, intangible assets, and long-lived assets measured at fair value for impairment assessments, and nonfinancial assets and liabilities initially measured at fair value in a business combination. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial position or results of operations. The additional disclosures required by this statement are included in Note 16.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133. This standard requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The provisions of this statement were effective for our third quarter of fiscal 2009. The adoption of SFAS No. 161 had no impact on our consolidated financial position or results of operations. The additional disclosures required by this statement are included in Note 6.
In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. This FSP requires public companies to provide additional disclosures about transfers of financial assets and to provide additional disclosures about their involvement with variable interest entities. The provisions of this statement were effective for our third quarter of fiscal 2009. The additional disclosures required by this statement are included in Note 4.
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

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 22, 2009 and February 24, 2008
(columnar dollars in millions except per share amounts)
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
In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. FSP EITF 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the computation of earnings per share under the two-class method. FSP EITF 03-6-1 is effective as of the beginning of our fiscal 2010. We do not expect the adoption of this FSP to have a material impact on our financial statements.
Use of Estimates – Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect reported amounts of assets, liabilities, revenues, and expenses as reflected in the condensed consolidated financial statements. Actual results could differ from these estimates.
Reclassifications – Certain prior year amounts have been reclassified to conform with current year presentation.
2.      DISCONTINUED OPERATIONS AND DIVESTITURES
Trading and Merchandising Operations
On March 27, 2008, we entered into an agreement with affiliates of Ospraie Special Opportunities Fund to sell our commodity trading and merchandising operations conducted by ConAgra Trade Group (previously principally reported as the Trading and Merchandising segment). The operations included the domestic and international grain merchandising, fertilizer distribution, agricultural and energy commodities trading and services, and grain, animal, and oil seed byproducts merchandising and distribution business. In June 2008, the sale of the trading and merchandising operations was completed for before-tax proceeds of: 1) approximately $2.2 billion in cash, net of transaction costs (including incentive compensation amounts due to employees due to accelerated vesting), 2) $550 million (face value) of payment-in-kind debt securities issued by the purchaser (the “Notes”) which were recorded at an initial estimated fair value of $479 million, 3) a short-term receivable of $37 million due from the purchaser, and 4) a four-year warrant to acquire approximately 5% of the issued common equity of the parent company of the divested operations, which has been recorded at an estimated fair value of $1.8 million. We recognized an after-tax gain on the disposition of approximately $296 million in the first three quarters of fiscal 2009.
The Notes were issued in three tranches: $99,990,000 principal amount of 10.5% notes due June 19, 2010; $200,035,000 principal amount of 10.75% notes due June 19, 2011; and $249,975,000 principal amount of 11.0% notes due June 19, 2012.
The Notes permit payment of interest in cash or additional notes. The Notes may be redeemed in whole or in part prior to maturity at the option of the issuer. Until June 23, 2009, the redemption price is 92.5% of face value, plus accrued interest. Thereafter, redemption is at par plus accrued interest. The Notes contain covenants that, among other things, govern the issuer’s ability to make restricted payments and enter into certain affiliate transactions. The Notes also provide for the making of mandatory offers to repurchase upon certain change of control events involving the purchaser, their co-investors, or their affiliates. In the third quarter of fiscal 2009, we received a cash interest payment on the Notes of $30 million from the purchaser. The Notes, which are classified as other assets, had a carrying value of $502 million at February 22, 2009.
During the first three quarters of fiscal 2009, we collected the $37 million short-term receivable due from the purchaser.
We reflect the results of the divested trading and merchandising operations as discontinued operations for all periods presented. The assets and liabilities of the divested trading and merchandising operations have been reclassified as assets and liabilities held for sale within our consolidated balance sheets for all periods prior to the divestiture.
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

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 22, 2009 and February 24, 2008
(columnar dollars in millions except per share amounts)
Summary of Operational Results
The summary comparative financial results of the discontinued operations were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 22,	February 24,	February 22,	February 24,
	2009	2008	2009	2008
Net sales	$—	$574.4	$204.5	$1,468.0
Operating results from discontinued operations before income taxes	1.4	226.9	61.5	472.6
Gain from disposal of businesses	—	—	490.0	—

Income before income taxes	1.4	226.9	551.5	472.6
Income tax benefit (expense)	0.6	(85.3)	(217.8)	(176.4)

Income from discontinued operations, net of tax	$2.0	$141.6	$333.7	$296.2

The assets and liabilities classified as held for sale as of May 25, 2008 and February 24, 2008 were as follows:

	May 25,	February 24,
	2008	2008
Cash and cash equivalents	$30.8	$—
Receivables, less allowance for doubtful accounts	614.9	544.0
Inventories	1,294.2	1,483.8
Prepaid expenses and other current assets	727.5	634.4

Current assets held for sale	$2,667.4	$2,662.2

Property, plant and equipment, net	$119.0	$115.1
Goodwill and other intangibles	17.0	43.2
Other assets	121.5	96.1

Noncurrent assets held for sale	$257.5	$254.4

Notes payable	$—	$20.4
Current installments of long-term debt	0.3	0.3
Accounts payable	596.6	555.5
Accrued payroll and other accrued liabilities	591.2	741.2

Current liabilities held for sale	$1,188.1	$1,317.4

Senior long-term debt, excluding current installments	$1.2	$1.3
Other noncurrent liabilities	12.7	15.5

Noncurrent liabilities held for sale	$13.9	$16.8

Other Divestitures
In July 2008, we completed the sale of our Pemmican® beef jerky business for proceeds of approximately $29.4 million, resulting in a pre-tax gain of approximately $19.4 million ($10.6 million, after tax), reflected in selling, general and administrative expenses. We will also receive the greater of $2 million per year or 10% of the buyer’s net sales of Pemmican® products for the next five years, not to exceed a total of $25 million. We will continue to provide sales and distribution services to the buyer for a period of up to five years. Due to our continuing involvement with the business, the results of operations of the Pemmican® business have not been reclassified as discontinued operations.

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 22, 2009 and February 24, 2008
(columnar dollars in millions except per share amounts)
3.      ACQUISITIONS
On September 22, 2008, we acquired a 49.99% interest in Lamb Weston BSW, LLC (“Lamb Weston BSW” or the “venture”), a potato processing joint venture with Ochoa Ag Unlimited Foods, Inc. (“Ochoa”), for approximately $46 million in cash. Lamb Weston BSW subsequently distributed $20.0 million of our initial investment to us. This venture is considered a variable interest entity and is consolidated in our financial statements (see Note 4). Based on the preliminary purchase price allocation, approximately $20 million of the purchase price was allocated to goodwill and approximately $12 million was allocated to brands, trademarks and other identifiable intangibles. This business is included in the Commercial Foods segment.
On August 1, 2008, we acquired Saroni Sugar & Rice, Inc., a distribution company included in the Commercial Foods segment, for approximately $9 million in cash plus assumed liabilities. Approximately $5 million of the purchase price was allocated to brands, trademarks and other identifiable intangibles.
During the thirty-nine weeks ended February 22, 2009, we completed other individually immaterial acquisitions of businesses and other identifiable intangible assets for approximately $9 million in cash plus assumed liabilities.
On February 25, 2008, we acquired Watts Brothers, which has farming, processing, and warehousing operations, for approximately $132 million in cash plus assumed liabilities of approximately $101 million. The Watts Brothers operations are included in the Commercial Foods segment. Approximately $20 million of the purchase price was allocated to goodwill.
On October 21, 2007, we acquired the manufacturing assets of Twin City Foods, Inc. (“Twin City Foods”), a potato processing business, for approximately $23 million in cash. These operations are included in the Commercial Foods segment.
On September 5, 2007, we acquired Lincoln Snacks Holding Company, Inc. (“Lincoln Snacks”) for approximately $50 million in cash plus assumed liabilities. Lincoln Snacks, which is included in the Snacks and Store Brands subsegment of the Consumer Foods segment, offers a variety of snack food brands and private label products. Approximately $20 million of the purchase price was allocated to goodwill and $17 million to brands, trademarks and other identifiable intangible assets.
On July 23, 2007, we acquired Alexia Foods, Inc. (“Alexia Foods”) for approximately $50 million in cash plus assumed liabilities. Alexia Foods, which is included in our Frozen Foods subsegment of the Consumer Foods segment, offers premium natural and organic food items including potato products, appetizers, and artisan breads. Approximately $34 million of the purchase price was allocated to goodwill and $19 million to brands, trademarks and other identifiable intangible assets.
Under the purchase method of accounting, the assets acquired and liabilities assumed in acquisitions are recorded at their respective estimated fair values at the date of acquisition. The fair values are subject to refinement as we complete our analyses relative to the fair values at the respective acquisition dates.
4.       VARIABLE INTEREST ENTITIES
In September 2008, we entered into a potato processing venture, Lamb Weston BSW. We provide all sales and marketing services to the venture. Commencing on June 1, 2018, or on an earlier date under certain circumstances, we have a contractual right to purchase the remaining equity interest in Lamb Weston BSW from Ochoa (the “call option”). Commencing on July 30, 2011, or on an earlier date under certain circumstances, we are subject to a contractual obligation to purchase all of Ochoa’s equity investment in Lamb Weston BSW at the option of Ochoa (the “put option”). The purchase prices under the call option and the put option (the “options”) are based on the book value of Ochoa’s equity interest at the date of exercise, as modified by an agreed-upon rate of return for the holding period of the investment balance. The agreed-upon rate of return varies depending on the circumstances under which any of the options are exercised. We have determined that the venture is a variable interest entity and that we are the primary beneficiary of the entity. Accordingly, we consolidate the financial statements of the venture. Our variable interests in this entity include an equity investment in the entity and the options. Other than our equity investment in the entity and our sales and marketing services on behalf of the entity, we have not provided financial support to this entity. Our maximum exposure to loss as a result of our involvement with this entity is equal to our equity investment in the entity.
We also consolidate the assets and liabilities of several entities from which we lease corporate aircraft. Each of these entities has been determined to be a variable interest entity and we have been determined to be the primary beneficiary of each of these entities. Under the terms of the aircraft leases, we provide guarantees to the owners of these entities of a minimum residual value of the aircraft at the end of the lease term. We also have fixed price purchase options on the aircraft leased

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 22, 2009 and February 24, 2008
(columnar dollars in millions except per share amounts)
from these entities. Our maximum exposure to loss from our involvement with these entities is limited to the difference between the fair value of the leased aircraft and the amount of the residual value guarantees at the time we terminate the leases. The total amount of the residual value guarantees for these aircraft at the end of the respective lease terms is $38.4 million.
Due to the consolidation of these variable interest entities, we reflected in our balance sheets:

	February 22,	May 25,	February 24,
	2009	2008	2008

Receivables, net	$15.0	$—	$—
Inventories	1.9	—	—
Prepaid expenses and other current assets	3.0	—	—
Property, plant and equipment, net	99.4	51.8	52.6
Goodwill	19.9	—	—
Brands, trademarks and other identifiable intangibles, net	11.6	—	—

Total assets	$150.8	$51.8	$52.6

Notes payable	$2.6	$—	$—
Current installments of long-term debt	2.7	3.3	3.3
Accounts payable	5.0	—	—
Accrued payroll	0.1	—	—
Other accrued liabilities	0.8	0.6	0.6
Senior long-term debt, excluding current installments	84.8	50.9	51.7
Other noncurrent liabilities (minority interest)	27.1	—	—

Total liabilities	$123.1	$54.8	$55.6

The liabilities recognized as a result of consolidating these entities do not represent additional claims on our general assets. The creditors of these entities have claims only on the assets of the specific variable interest entities to which they have advanced credit. The assets recognized as a result of consolidating Lamb Weston BSW are the property of the venture and are not available to us for any other purpose.
5.      GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
The change in the carrying amount of goodwill for the first three quarters of fiscal 2009 was as follows:

	Consumer	Commercial
	Foods	Foods	Total
Balance as of May 25, 2008	$3,380.5	$102.8	$3,483.3
Acquisitions	—	23.5	23.5
Divestitures	(4.1)	—	(4.1)
Translation and other	(19.0)	(1.6)	(20.6)

Balance as of February 22, 2009	$3,357.4	$124.7	$3,482.1

Other identifiable intangible assets were as follows:

	February 22, 2009		May 25, 2008		February 24, 2008
	Gross		Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization
Non-amortizing intangible assets	$778.3	$—	$778.3	$—	$779.9	$—
Amortizing intangible assets	77.6	21.5	55.2	16.8	38.9	16.0

	$855.9	$21.5	$833.5	$16.8	$818.8	$16.0

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 22, 2009 and February 24, 2008
(columnar dollars in millions except per share amounts)
Non-amortizing intangible assets are comprised of brands and trademarks.
Amortizing intangible assets, carrying a weighted average life of approximately 14 years, are principally composed of licensing arrangements and customer relationships. Based on amortizing assets recognized in our balance sheet as of February 22, 2009, amortization expense is estimated to be approximately $5.1 million for each of the next five years.
6.       DERIVATIVE FINANCIAL INSTRUMENTS
Our operations are exposed to market risks from adverse changes in commodity prices affecting the cost of raw materials and energy, foreign currency exchange rates, and interest rates. In the normal course of business, these risks are managed through a variety of strategies, including the use of derivatives.
Commodity futures and options contracts are used from time to time to economically hedge commodity input prices on items such as natural gas, vegetable oils, proteins, dairy, grains, and electricity. Generally, we economically hedge a portion of our anticipated consumption of commodity inputs for periods of up to 36 months. We may enter into longer-term economic hedges on particular commodities if deemed appropriate. As of February 22, 2009, we had economically hedged certain portions of our anticipated consumption of commodity inputs using derivative instruments with expiration dates through July 2010.
In order to reduce exposures related to changes in foreign currency exchange rates, when deemed prudent, we enter into forward exchange or option contracts for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of February 22, 2009, we had economically hedged certain portions of our foreign currency risk in anticipated transactions using derivative instruments with expiration dates through May 2009.
From time to time, we may use derivative instruments, including interest rate swaps, to reduce exposures related to changes in interest rates. No interest rate swap agreements were outstanding during the periods presented.
In prior periods, we have designated certain derivatives as fair value hedges or cash flow hedges qualifying for hedge accounting treatment. We discontinued designating commodity-based derivatives as cash flow hedges during the first quarter of fiscal 2008 and had no fair value hedges during the periods covered by this report.
Economic Hedges of Forecasted Cash Flows
Many of our derivatives do not qualify for, and, as noted above, we are not currently designating any derivatives to achieve hedge accounting treatment. Beginning in the first quarter of fiscal 2009, we began to reflect realized and unrealized gains and losses from derivatives used to hedge anticipated commodity consumption and to mitigate foreign currency cash flow risk in earnings immediately within general corporate expense (within cost of goods sold). The gains and losses are reclassified to segment operating results in the period in which the underlying item being hedged is recognized in cost of goods sold. Prior to the first quarter of fiscal 2009, these derivative gains and losses were recorded immediately in our segment results as a component of cost of goods sold or selling, general and administrative expenses, regardless of when the item being hedged impacted earnings.
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
For commodity derivative trading activities within our milling operations that are not intended to mitigate commodity input cost risk, the derivative instrument is marked-to-market each period with gains and losses included in net sales of the Commercial Foods segment. In the third quarter and first three quarters of fiscal 2009, there were no material gains or losses from derivative trading activities. In the third quarter and first three quarters of fiscal 2008, net derivative gains from trading activities of $22.9 million and $24.6 million, respectively, were included in the results of operations for the Commercial Foods segment.
All derivative instruments are recognized on the balance sheet at fair value. The fair value of derivative assets is recognized within prepaid expenses and other current assets and current assets held for sale, while the fair value of derivative liabilities is

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 22, 2009 and February 24, 2008
(columnar dollars in millions except per share amounts)
recognized within other accrued liabilities and current liabilities held for sale. In accordance with FASB Interpretation Number (FIN) 39, Offsetting of Amounts Related to Certain Contracts, as amended, we offset certain derivative asset and liability balances, as well as certain amounts representing rights to reclaim cash collateral and obligations to return cash collateral, where legal right of setoff exists. At February 22, 2009, amounts representing a right to reclaim cash collateral of $21.9 million were included in prepaid expenses and other current assets in our balance sheet.
Derivative assets and liabilities and amounts representing a right to reclaim cash collateral were reflected in our balance sheets as follows:

	February 22,	May 25,	February 24,
	2009	2008	2008
Prepaid expenses and other current assets	$111.5	$207.0	$226.8
Current assets held for sale	—	536.6	386.7
Other accrued liabilities	15.3	55.8	251.7
Current liabilities held for sale	—	301.6	320.4
The following table presents our derivative assets and liabilities, on a gross basis, prior to the offsetting of amounts where legal right of setoff exists at February 22, 2009:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Prepaid expenses and other current assets	$125.3	Other accrued liabilities	$50.3
Other	Prepaid expenses and other current assets	—	Other accrued liabilities	0.7

Total derivatives not designated as hedging instruments under SFAS No. 133		$125.3		$51.0

The location and amount of gains and losses from derivatives reported in our consolidated statements of earnings were as follows:

	For the Thirteen Weeks Ended February 22, 2009
	Location in Condensed	Amount of Gain/(Loss) Recognized
	Consolidated Statement of	on Derivatives in Condensed
Derivatives Not Designated as Hedging	Earnings of Gain/(Loss) Recognized	Consolidated Statement of
Instruments Under SFAS No. 133	on Derivatives	Earnings
Commodity contracts	Cost of goods sold	$16.9
Foreign exchange contracts	Cost of goods sold	(0.1)

Total derivative gain		$16.8

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 22, 2009 and February 24, 2008
(columnar dollars in millions except per share amounts)

	For the Thirty-nine Weeks Ended February 22, 2009
	Location in Condensed	Amount of Gain Recognized
	Consolidated Statement of	on Derivatives in Condensed
Derivatives Not Designated as Hedging	Earnings of Gain/(Loss)	Consolidated Statement of
Instruments Under SFAS No. 133	Recognized on Derivatives	Earnings
Commodity contracts	Cost of goods sold	$106.7
Foreign exchange contracts	Cost of goods sold	8.2

Total derivative gain		$114.9

7.     SHARE-BASED PAYMENTS
For the thirteen and thirty-nine weeks ended February 22, 2009, we recognized total stock-based compensation expense (including stock options, restricted stock units, performance shares, and restricted cash) of $10.5 million and $33.3 million, respectively. For the thirteen and thirty-nine weeks ended February 24, 2008, we recognized total stock-based compensation expense of $15.0 million and $42.5 million, respectively. During the first three quarters of fiscal 2009, we granted 1.0 million restricted stock units at a weighted average grant date price of $21.15, 7.7 million stock options at a weighted average exercise price of $21.04, and 0.6 million performance shares at a weighted average grant date price of $20.67.
The performance shares are granted to selected executives and other key employees with vesting contingent upon the Company meeting various performance goals. The performance goals are based upon our earnings before interest and taxes (EBIT) and our return on average invested capital (ROAIC) measured over a defined performance period. The awards actually earned will range from zero to three hundred percent of the targeted number of performance shares granted and will be paid in shares of common stock. Subject to limited exceptions set forth in the plan, any shares earned will be distributed at the end of the three-year period. The value of the performance shares granted in fiscal 2009 is adjusted based upon the market price of our stock at the end of each reporting period and amortized as compensation expense over the vesting period. The weighted average Black-Scholes assumptions for stock options granted during the first three quarters of fiscal 2009 were as follows:

Expected volatility (%)	18.16
Dividend yield (%)	3.30
Risk-free interest rate (%)	3.31
Expected life of stock option (years)	4.67
The weighted average value of stock options granted during the first three quarters of fiscal 2009 was $2.84 per option, based upon a Black-Scholes methodology.
8.     EARNINGS PER SHARE
Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock awards, and other dilutive securities.
The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 22,	February 24,	February 22,	February 24,
	2009	2008	2009	2008
Net income:
Income from continuing operations	$191.2	$167.5	$470.0	$433.1
Income from discontinued operations, net of tax	2.0	141.6	333.7	296.2

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 22, 2009 and February 24, 2008
(columnar dollars in millions except per share amounts)

	Thirteen weeks ended		Thirty-nine weeks ended
	February 22,	February 24,	February 22,	February 24,
	2009	2008	2009	2008
Net income	$193.2	$309.1	$803.7	$729.3

Weighted average shares outstanding:
Basic weighted average shares outstanding	447.1	487.5	455.1	488.1
Add: Dilutive effect of stock options, restricted stock awards, and other dilutive securities	2.6	3.1	2.5	3.4

Diluted weighted average shares outstanding	449.7	490.6	457.6	491.5

For the third quarter and first three quarters of fiscal 2009, there were 32.9 million and 33.5 million stock options outstanding, respectively, that were excluded from the computation of shares contingently issuable upon the exercise of stock options because exercise prices exceeded the average market value of common stock during the period. For the third quarter and first three quarters of fiscal 2008, there were 17.9 million and 16.6 million stock options, respectively, excluded from the calculation.
The decline in the diluted weighted average shares outstanding in the third quarter and first three quarters of fiscal 2009 resulted principally from our repurchase of 38.4 million shares during the first quarter of fiscal 2009 under an accelerated share repurchase plan.

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 22, 2009 and February 24, 2008
(columnar dollars in millions except per share amounts)
9.     INVENTORIES
The major classes of inventories were as follows:

	February 22,	May 25,	February 24,
	2009	2008	2008
Raw materials and packaging	$731.9	$580.8	$790.5
Work in process	110.2	100.0	106.9
Finished goods	1,235.5	1,179.1	1,163.5
Supplies and other	76.7	71.6	65.7

	$2,154.3	$1,931.5	$2,126.6

10.     RESTRUCTURING
2006-2008 Restructuring Plan
In February 2006, our board of directors approved a plan recommended by executive management to simplify our operating structure and reduce our manufacturing and selling, general, and administrative costs (“2006-2008 plan”). The plan included supply chain rationalization initiatives, the relocation of a divisional headquarters from Irvine, California to Naperville, Illinois, centralization of shared services, salaried headcount reductions, and other cost-reduction initiatives. The plan was substantially completed by the end of fiscal 2008. The forecasted cost of the plan, as updated through February 22, 2009, was $232.0 million, of which, expenses of $0.7 million were recorded in the first three quarters of fiscal 2009, a benefit of $1.6 million was recorded in fiscal 2008, $103.0 million of expense was recorded in fiscal 2007, and $129.6 million of expense was recorded in the second half of fiscal 2006. We have recorded expenses associated with this restructuring plan, including but not limited to, asset impairment charges, accelerated depreciation (i.e., incremental depreciation due to an asset’s reduced estimated useful life), inventory write-downs, severance and related costs, and plan implementation costs (e.g., consulting, employee relocation, etc.). At February 22, 2009, approximately $3.8 million of liabilities related to this plan remained outstanding.
Included in the above estimates are $133.0 million of charges which have resulted or will result in cash outflows and $99.0 million of non-cash charges.
During fiscal 2008, we reassessed certain aspects of our plan to rationalize our supply chain. We determined that we would continue to operate three production facilities that we had previously planned to close. As a result of this determination, previously established reserves, primarily for related severance costs and pension costs, were reversed in fiscal 2008. In addition, we are currently evaluating the best use of a new production facility, the construction of which is in progress, in connection with our restructuring plans. We believe, based on our current assessment of likely scenarios, the carrying value of this facility ($40.6 million at February 22, 2009) is recoverable. In the event we determine that the future use of the new facility will not result in recovery of the recorded value of the asset, an impairment charge would be required.
2008-2009 Restructuring Plan
During fiscal 2008, our board of directors approved a plan (“2008-2009 plan”) recommended by executive management to improve the efficiency of our Consumer Foods operations and related functional organizations and to streamline our international operations to reduce our manufacturing and selling, general, and administrative costs. This plan includes the reorganization of the Consumer Foods operations, the integration of the international headquarters functions into our domestic business, and exiting a number of international markets. These plans are expected to be substantially completed by the end of fiscal 2009. The forecasted cost of this plan, as updated through February 22, 2009, was $38.3 million, of which $9.3 million was recorded during the first three quarters of fiscal 2009 and $27.8 million was recorded in fiscal 2008. We have recorded expenses associated with this restructuring plan, including but not limited to, inventory write-downs, severance and related costs, and plan implementation costs (e.g., consulting, employee relocation, etc.). We anticipate that we will recognize the following pre-tax expenses associated with the 2008-2009 plan in the fiscal 2008 to 2009 timeframe (amounts include charges recognized in the first three quarters of fiscal 2009 and full-year fiscal 2008):

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 22, 2009 and February 24, 2008
(columnar dollars in millions except per share amounts)

	Consumer
	Foods	Corporate	Total
Inventory write-downs	$2.4	$—	$2.4

Total cost of goods sold	2.4	—	2.4

Asset impairment	0.8	—	0.8
Severance and related costs	16.7	3.5	20.2
Contract termination	1.8	—	1.8
Plan implementation costs	2.2	3.8	6.0
Goodwill/brand impairment	0.2	—	0.2
Other, net	6.9	—	6.9

Total selling, general and administrative expenses	28.6	7.3	35.9

Consolidated total	$31.0	$7.3	$38.3

Included in the above estimates are $28.5 million of charges which have resulted or will result in cash outflows and $9.8 million of non-cash charges.
During the third quarter of fiscal 2009, we recognized the following pre-tax charges (recoveries) in our consolidated statement of earnings for the 2008-2009 plan:

	Consumer
	Foods	Corporate	Total
Severance and related costs	$(0.2)	$—	$(0.2)
Contract termination	(0.5)	—	(0.5)
Plan implementation costs	—	0.3	0.3

Total selling, general and administrative expenses	(0.7)	0.3	(0.4)

Consolidated total	$(0.7)	$0.3	$(0.4)

During the first three quarters of fiscal 2009, we recognized the following pre-tax charges (recoveries) in our consolidated statement of earnings for the 2008-2009 plan:

	Consumer
	Foods	Corporate	Total
Severance and related costs	$(0.1)	$0.4	$0.3
Contract termination	(0.5)	—	(0.5)
Plan implementation costs	1.9	1.3	3.2
Other, net	6.3	—	6.3

Total selling, general and administrative expenses	7.6	1.7	9.3

Consolidated total	$7.6	$1.7	$9.3

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 22, 2009 and February 24, 2008
(columnar dollars in millions except per share amounts)
We recognized the following cumulative (plan inception to February 22, 2009) pre-tax charges related to the 2008-2009 plan in our consolidated statements of earnings:

	Consumer
	Foods	Corporate	Total
Inventory write-downs	$2.4	$—	$2.4

Total cost of goods sold	2.4	—	2.4

Asset impairment	0.8	—	0.8
Severance and related costs	16.7	3.5	20.2
Contract termination	1.8	—	1.8
Plan implementation costs	2.2	2.6	4.8
Goodwill/brand impairment	0.2	—	0.2
Other, net	6.9	—	6.9

Total selling, general and administrative expenses	28.6	6.1	34.7

Consolidated total	$31.0	$6.1	$37.1

Liabilities recorded for the various initiatives and changes therein for the thirteen weeks ended February 22, 2009 under the 2008-2009 plan were as follows:

	Balance at	Costs Paid	Costs Incurred	Changes in	Balance at
	November 23,	or Otherwise	and Charged	Estimates /	February 22,
	2008	Settled	to Expense	Other	2009
Severance and related costs	$5.2	$(2.1)	$—	$(0.2)	$2.9
Plan implementation costs	2.9	(0.4)	0.3	(0.6)	2.2

Total	$8.1	$(2.5)	$0.3	$(0.8)	$5.1

11.     INCOME TAXES
Our income tax expense for the third quarter of fiscal 2009 and 2008 was $91.7 million and $67.4 million, respectively. Income tax expense for the first three quarters of fiscal 2009 and 2008 was $242.0 million and $197.1 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately 32% and 34% for the third quarter and first three quarters of fiscal 2009, respectively, and 29% and 31% for the third quarter and first three quarters of fiscal 2008, respectively.
The amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $68.9 million as of February 22, 2009, $75.8 million as of May 25, 2008, and $125.5 million as of February 24, 2008. The net amount of unrecognized tax benefits at February 22, 2009, May 25, 2008, and February 24, 2008 that, if recognized, would impact the Company’s effective tax rate was $45.9 million, $46.2 million, and $41.5 million, respectively. Recognition of these tax benefits would have a favorable impact on the Company’s effective tax rate. The gross unrecognized tax benefits exclude related liabilities for gross interest and penalties of $13.3 million, $21.8 million, and $19.4 million as of February 22, 2009, May 25, 2008, and February 24, 2008, respectively.
We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by $4 million to $7 million over the next twelve months due to various federal, state, and foreign audit settlements and the expiration of statutes of limitations.
12.     CONTINGENCIES
In fiscal 1991, we acquired Beatrice Company (“Beatrice”). As a result of the acquisition and the significant pre-acquisition contingencies of the Beatrice businesses and its former subsidiaries, our consolidated post-acquisition financial statements reflect liabilities associated with the estimated resolution of these contingencies. These include various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by us. The litigation includes public nuisance and personal injury suits against a number of lead paint and pigment manufacturers, including ConAgra Grocery Products and the Company as alleged successors to W. P. Fuller Co., a lead paint and pigment manufacturer owned and operated by Beatrice until 1967. Although decisions favorable to us have been rendered in Rhode Island, New Jersey, Wisconsin, and Ohio, we remain a defendant in active suits in Illinois and California. The Illinois suit seeks class-wide relief

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 22, 2009 and February 24, 2008
(columnar dollars in millions except per share amounts)
in the form of medical monitoring for elevated levels of lead in blood. In California, a number of cities and counties have joined in a consolidated action seeking abatement of the alleged public nuisance.
The environmental proceedings include litigation and administrative proceedings involving Beatrice’s status as a potentially responsible party at 34 Superfund, proposed Superfund, or state-equivalent sites; these sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. Beatrice has paid or is in the process of paying its liability share at 32 of these sites. Reserves for these matters have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of Beatrice and other potentially responsible parties, and our experience in remediating sites. The reserves for Beatrice environmental matters totaled $90.3 million as of February 22, 2009, a majority of which relates to the Superfund and state-equivalent sites referenced above. Expenditures for Beatrice environmental matters are expected to continue for a period of up to 20 years.
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
We have outstanding guarantees of certain railcar leases of the divested Trading and Merchandising business (now operating as the Gavilon Group, LLC, “Gavilon”); the railcar leases were in place prior to the divestiture and the parties are working with the lessors to secure the Company’s release. The remaining terms of these lease agreements do not exceed ten years and the maximum amount of future payments we have guaranteed was $4.7 million as of February 22, 2009. We have not established a liability for these guarantees as we have determined that the likelihood of our required performance under the guarantees is remote.
We guarantee certain leases and other commercial obligations resulting from our fresh beef and pork divestiture. The remaining terms of these arrangements do not exceed seven years and the maximum amount of future payments we have guaranteed was approximately $19.1 million as of February 22, 2009. We have also guaranteed the performance of the divested fresh beef and pork business with respect to a hog purchase contract. The hog purchase contract requires the fresh beef and pork business to purchase a minimum of approximately 1.2 million hogs annually through 2014. The contract stipulates minimum price commitments, based in part on market prices and, in certain circumstances, also includes price adjustments based on certain inputs. We have not established a liability for these guarantees. We have determined that the likelihood of our required performance under the guarantees is remote.
We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At February 22, 2009, the amount of supplier loans effectively guaranteed by us was approximately $3.7 million. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.
We are a party to a supply agreement with an onion processing company. We have guaranteed repayment of a loan of this supplier, under certain conditions. At February 22, 2009, the amount of this loan was $25.0 million. In the event of default on this loan by the supplier, we have the contractual right to purchase the loan from the lender, thereby giving us the rights to underlying collateral. We have not established a liability in connection with this guarantee, as we believe the likelihood of financial exposure to us under this agreement is remote.
We are party to a number of lawsuits and claims arising out of the operation of our business, including lawsuits and claims related to the February 2007 recall of our peanut butter products, including litigation we initiated against an insurance carrier to recover our settlement expenditures and defense costs. We recognized a charge of $24.8 million in the third quarter of fiscal 2009 in connection with the disputed coverage with this insurance carrier. On June 28, 2007, officials from the Food and Drug Administration’s Office of Criminal Investigations executed a search warrant at our peanut butter manufacturing facility in Sylvester, Georgia, to obtain a variety of records and information relating to plant operations. We cooperated with those officials at that time and have had no further inquiries since.
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

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 22, 2009 and February 24, 2008
(columnar dollars in millions except per share amounts)
13.     PENSION AND POSTRETIREMENT BENEFITS
We have defined benefit retirement plans (“plans”) for eligible salaried and hourly employees. Benefits are based on years of credited service and average compensation or stated amounts for each year of service. We also sponsor postretirement plans which provide certain medical and dental benefits (“other benefits”) to qualifying U.S. employees.
We historically used February 28 as the measurement date for our plans. Beginning May 28, 2007, we elected to early adopt the measurement date provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. These provisions require the measurement date for plan assets and liabilities to coincide with the sponsor’s fiscal year-end. We used the “alternative” method for adoption. As a result, during the first quarter of fiscal 2008 we recorded a decrease to retained earnings of approximately $11.7 million, net of tax, and an increase to accumulated other comprehensive income of approximately $1.6 million, net of tax, representing the periodic benefit cost for the period from March 1, 2007 through our fiscal 2007 year-end.
Components of pension benefit and other postretirement benefit costs included:

	Pension Benefits
	Thirteen weeks ended		Thirty-nine weeks ended
	February 22,	February 24,	February 22,	February 24,
	2009	2008	2009	2008
Service cost	$12.7	$15.0	$38.3	$44.9
Interest cost	35.3	33.3	105.9	100.0
Expected return on plan assets	(39.7)	(37.1)	(118.9)	(111.4)
Amortization of prior service cost	0.7	0.8	2.3	2.5
Recognized net actuarial loss	0.6	2.1	1.6	6.3

Benefit cost - Company plans	9.6	14.1	29.2	42.3
Pension benefit cost - multi-employer plans	1.7	1.8	6.5	6.3

Total benefit cost	$11.3	$15.9	$35.7	$48.6

	Postretirement Benefits
	Thirteen weeks ended		Thirty-nine weeks ended
	February 22,	February 24,	February 22,	February 24,
	2009	2008	2009	2008
Service cost	$0.2	$0.3	$0.6	$0.8
Interest cost	5.7	5.3	17.2	16.0
Expected return on plan assets	(0.1)	—	(0.2)	(0.1)
Amortization of prior service cost	(2.8)	(2.9)	(8.4)	(8.7)
Recognized net actuarial loss	2.5	3.0	7.4	9.0

Total cost - Company plans	$5.5	$5.7	$16.6	$17.0

During the third quarter and first three quarters of fiscal 2009, we contributed $2.4 million and $6.9 million, respectively, to our pension plans and contributed $7.4 million and $25.0 million, respectively, to our other postretirement plans. Based upon the current funded status of the plans and the current interest rate environment, we anticipate making further contributions of approximately $4.3 million to our pension plans for the remainder of fiscal 2009. We anticipate making further contributions of $9.0 million to our other postretirement plans during the remainder of fiscal 2009. These estimates are based on current tax laws, plan asset performance, and liability assumptions, which are subject to change.

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 22, 2009 and February 24, 2008
(columnar dollars in millions except per share amounts)
14.     LONG-TERM DEBT
During the first three quarters of fiscal 2009, we retired approximately $27.6 million of 7.125% senior long-term debt due October 2026, $17.9 million of 7% senior long-term debt due October 2028, and $4.1 million of 9.75% senior subordinated long-term debt due March 2021, prior to the maturity of the notes, resulting in no significant gain or loss.
Included in current installments of long-term debt is $300 million of 6.7% senior debt due August 2027 due to the existence of a put option that is exercisable by the holders of the debt from June 1, 2009 to July 1, 2009. We will reclassify any amount not put by the holders to senior long-term debt in the first quarter of fiscal 2010, when the put option has expired.
In September 2008, we formed a potato processing venture, Lamb Weston BSW, with Ochoa. We have determined that the venture is a variable interest entity and that we are the primary beneficiary of the entity. Accordingly, we consolidate the financial statements of the venture. During the second quarter of fiscal 2009, Lamb Weston BSW entered into a term loan agreement with a bank under which it borrowed $20.0 million of senior debt at an annual interest rate of 4.34% due September 2018. During the third quarter of fiscal 2009, Lamb Weston BSW restructured and repaid this debt and entered into a term loan agreement with a bank under which it borrowed $40.0 million of variable (30-day LIBOR+1.85%) interest rate debt due in June 2018. The liabilities recognized as a result of consolidating this entity do not represent additional claims on our general assets. The creditors of this entity have claims only on the assets of Lamb Weston BSW.
The carrying amount of long-term debt (including current installments) was $3.39 billion as of February 22, 2009. Based on market rates, the fair value of this debt at February 22, 2009 was $3.51 billion.
15.     ACCELERATED SHARE REPURCHASE PROGRAM
We initiated an accelerated share repurchase program during the first quarter of fiscal 2009. We paid $900 million and have received 38.4 million shares under this program, to date. We anticipate receiving approximately 5.6 million additional shares under the program in the fourth quarter of fiscal 2009 at no additional cost to us. Under certain circumstances, the likelihood of which we have determined to be remote, we could be required to surrender a portion of the shares received to date under this program.
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
Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities,
Level 2 – Observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets, and
Level 3 – Unobservable inputs reflecting our own assumptions and best estimate of what inputs market participants would use in pricing the asset or liability.

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 22, 2009 and February 24, 2008
(columnar dollars in millions except per share amounts)
The following table presents our financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of February 22, 2009:

	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets	$7.8	$103.7	$—	$111.5
Available-for-sale securities	1.0	—	—	1.0
Deferred compensation assets	6.7	—	—	6.7

Total assets	$15.5	$103.7	$—	$119.2

Liabilities:
Derivative liabilities	$—	$15.3	$—	$15.3
Deferred and share-based compensation liabilities	21.9	—	—	21.9

Total liabilities	$21.9	$15.3	$—	$37.2

17.     RELATED PARTY TRANSACTIONS
Sales to affiliates (equity method investees) of $0.4 million and $1.3 million for the third quarter and first three quarters of fiscal 2009, respectively, were included in net sales. Sales to affiliates (equity method investees) of $1.0 million and $3.4 million for the third quarter and first three quarters of fiscal 2008, respectively, were included in net sales. We received management fees from affiliates of $4.2 million and $13.1 million in the third quarter and first three quarters of fiscal 2009, respectively, while we received management fees from affiliates of $4.0 million and $11.9 million in the third quarter and first three quarters of fiscal 2008, respectively. Accounts receivable from affiliates totaled $1.2 million, $3.2 million, and $12.2 million at February 22, 2009, May 25, 2008, and February 24, 2008, respectively, of which $3.0 million and $5.8 million were included in current assets held for sale at May 25, 2008 and February 24, 2008, respectively. Accounts payable to affiliates totaled $16.0 million, $15.6 million, and $14.2 million at February 22, 2009, May 25, 2008, and February 24, 2008, respectively.
18.     BUSINESS SEGMENTS AND RELATED INFORMATION
Historically, we reported our results of operations in three segments: Consumer Foods, Food and Ingredients, and International Foods. During the first quarter of fiscal 2009, we completed the assimilation of the international operations primarily into the domestic Consumer Foods business. Accordingly, we have begun to report our operations in two reporting segments: Consumer Foods and Commercial Foods. The majority of the former International Foods segment operations are now managed within the Consumer Foods segment. Beginning in the first quarter of fiscal 2009, we began including the earnings (losses) from equity method investments in segment results below operating profit. Fiscal 2008 financial information has been conformed to reflect these changes.
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
Grocery Foods North America – includes branded and customized refrigerated or shelf-stable food products that are sold in various retail and foodservice channels across the United States. Major brands include: Angela Mia®, Chef Boyardee®, Egg Beaters®, Healthy Choice® Fresh MixersTM, Hebrew National®, Hunt’s® , Manwich®, PAM®, Peter Pan®, Snack Pack®, Reddi-wip®, Rosarita®, Ro*Tel®, Swiss Miss®, and Van Camp’s ®. The subsegment also includes the Consumer Foods businesses in Mexico and Canada which distribute packaged foods that are both locally manufactured and imported from the United States.
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

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 22, 2009 and February 24, 2008
(columnar dollars in millions except per share amounts)
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
Commercial Foods
The Commercial Foods reporting segment includes commercially branded foods and ingredients, which are sold principally to foodservice, food manufacturing, and industrial customers. The segment’s primary products include: specialty potato products, milled grain ingredients, a variety of vegetable products, seasonings, blends, and flavors which are sold under brands such as Lamb Weston®, ConAgra Mills®, Gilroy Foods®, and Spicetec®.
****
Intersegment sales have been recorded at amounts approximating market. Operating profit for each of the primary segments is based on net sales less all identifiable operating expenses. General corporate expense, net interest expense, and income taxes have been excluded from segment operations.

	Thirteen weeks ended
	February 22,	February 24,
	2009	2008
Net sales
Consumer Foods:
Grocery Foods North America	$748.8	$705.2
Frozen Foods	479.4	462.7
Snacks and Store Brands	355.5	343.6
Enabler Brands	386.4	363.5
Domestic Export	42.6	45.9
Other	1.2	0.2

Total Consumer Foods	2,013.9	1,921.1
Commercial Foods	1,120.8	1,034.2

Total net sales	$3,134.7	$2,955.3

Profit contribution margin (Net sales, less cost of goods sold and advertising and promotion)
Consumer Foods:
Grocery Foods North America	$193.5	$190.9
Frozen Foods	92.6	97.1
Snacks and Store Brands	79.5	66.7
Enabler Brands	37.6	50.1
Domestic Export	9.5	9.1
Other	(1.7)	4.9

Total Consumer Foods	411.0	418.8
Commercial Foods	192.8	199.9

Total profit contribution margin	$603.8	$618.7

Selling, general and administrative expenses at segments (except advertising and promotion)
Consumer Foods	$166.3	$200.5
Commercial Foods	52.7	55.3

Total selling, general and administrative expenses at segments (except advertising and promotion)	$219.0	$255.8

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 22, 2009 and February 24, 2008
(columnar dollars in millions except per share amounts)

	Thirteen weeks ended
	February 22,	February 24,
	2009	2008
Operating profit
Consumer Foods	$244.7	$218.3
Commercial Foods	140.1	144.6

Total operating profit	$384.8	$362.9

Equity method investment earnings
Consumer Foods	$0.3	$0.4
Commercial Foods	10.8	20.4

Total equity method investment earnings	$11.1	$20.8

Operating profit plus equity method investment earnings
Consumer Foods	$245.0	$218.7
Commercial Foods	150.9	165.0

Total operating profit plus equity method investment earnings	$395.9	$383.7

General corporate expenses	$71.0	$82.1
Interest expense, net	42.0	66.7
Income tax expense	91.7	67.4

Income from continuing operations	$191.2	$167.5

	Thirty-nine weeks ended
	February 22,	February 24,
	2009	2008
Net sales
Consumer Foods:
Grocery Foods North America	$2,161.3	$2,033.9
Frozen Foods	1,356.3	1,310.4
Snacks and Store Brands	1,094.2	1,035.4
Enabler Brands	1,180.8	1,073.5
Domestic Export	137.2	136.8
Other	(4.7)	(1.7)

Total Consumer Foods	5,925.1	5,588.3
Commercial Foods	3,539.5	2,939.3

Total net sales	$9,464.6	$8,527.6

Profit contribution margin (Net sales, less cost of goods sold and advertising and promotion)
Consumer Foods:
Grocery Foods North America	$554.5	$536.2
Frozen Foods	245.2	240.2
Snacks and Store Brands	230.6	223.2
Enabler Brands	133.9	168.5
Domestic Export	33.7	24.5
Other	(6.9)	45.5

Total Consumer Foods	1,191.0	1,238.1
Commercial Foods	579.6	542.2

Total profit contribution margin	$1,770.6	$1,780.3

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 22, 2009 and February 24, 2008
(columnar dollars in millions except per share amounts)

	Thirty-nine weeks ended
	February 22,	February 24,
	2009	2008
Selling, general and administrative expenses at segments (except advertising and promotion)
Consumer Foods	$506.7	$585.4
Commercial Foods	151.2	145.2

Total selling, general and administrative expenses at segments (except advertising and promotion)	$657.9	$730.6

Operating profit
Consumer Foods	$684.3	$652.7
Commercial Foods	428.4	397.0

Total operating profit	$1,112.7	$1,049.7

Equity method investment earnings
Consumer Foods	$2.4	$0.9
Commercial Foods	11.5	42.0

Total equity method investment earnings	$13.9	$42.9

Operating profit plus equity method investment earnings
Consumer Foods	$686.7	$653.6
Commercial Foods	439.9	439.0

Total operating profit plus equity method investment earnings	$1,126.6	$1,092.6

General corporate expenses	$279.8	$278.7
Interest expense, net	134.8	183.7
Income tax expense	242.0	197.1

Income from continuing operations	$470.0	$433.1

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
In fiscal 2009, following the sale of our trading and merchandising operations and related organizational changes, we transferred the management of commodity hedging activities (except for those related to our milling operations) to a centralized procurement group. Beginning in the first quarter of fiscal 2009, we began to reflect realized and unrealized gains and losses from derivatives used to hedge anticipated commodity consumption in earnings immediately within general corporate expenses. The gains and losses are reclassified to segment operating results in the period in which the underlying item being hedged is recognized in cost of goods sold. Prior to the first quarter of fiscal 2009, these derivative gains and losses were recorded immediately in our segment results as a component of cost of goods sold, regardless of when the item being hedged impacted earnings. We believe this change results in better segment management focus on key operational initiatives and improved transparency to derivative gains and losses. We did not recharacterize fiscal 2008 segment results in a comparable manner, as it was impracticable to retrospectively apply the processes which we began to use in fiscal 2009 to determine the appropriate period in which to allocate derivative gains and losses from general corporate expenses to segment operating results.
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

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 22, 2009 and February 24, 2008
(columnar dollars in millions except per share amounts)
The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and currency risk of our foreign operations for the third quarter of fiscal 2009, under this new methodology:

Net derivative losses incurred	$(11.1)
Less: Net derivative losses allocated to reporting segments	(46.4)

Net derivative gains recognized in general corporate expenses	$35.3

Net derivative losses allocated to Consumer Foods	$(29.4)
Net derivative losses allocated to Commercial Foods	(17.0)

Net derivative losses included in segment operating profit	$(46.4)

The following table presents the net derivative losses from economic hedges of forecasted commodity consumption and currency risk of our foreign operations for the first three quarters of fiscal 2009, under this new methodology:

Net derivative losses incurred	$(90.3)
Less: Net derivative losses allocated to reporting segments	(45.0)

Net derivative losses recognized in general corporate expenses	$(45.3)

Net derivative losses allocated to Consumer Foods	$(29.9)
Net derivative losses allocated to Commercial Foods	(15.1)

Net derivative losses included in segment operating profit	$(45.0)

Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify losses of $30.6 million, losses of $14.9 million, and gains of $0.2 million to segment operating results in fiscal 2009, 2010, and 2011, respectively.
In the third quarter and first three quarters of fiscal 2008, net derivative gains from economic hedges of forecasted commodity consumption and currency risk of our foreign operations were $14.5 million and $39.2 million, respectively, in the Consumer Foods segment and $7.0 million and $9.5 million, respectively, in the Commercial Foods segment.
We also use derivative instruments within our milling operations, which are part of the Commercial Foods segment. Derivative instruments used to economically hedge commodity inventories and forward purchase and sales contracts are marked-to-market such that realized and unrealized gains and losses are immediately included in operating results. The underlying inventory and forward contracts being hedged are also marked-to-market with changes in market value recognized immediately in operating results. For commodity derivative trading activities within our milling operations that are not intended to mitigate commodity input cost risk, the derivative instrument is marked-to-market each period with gains and losses included in net sales of the Commercial Foods segment. In the third quarter and first three quarters of fiscal 2009, there were no material gains or losses from derivative trading activities. In the third quarter of fiscal 2008, net derivative gains from trading activities of $22.9 million were included in the results of operations for the Commercial Foods segment. In the first three quarters of fiscal 2008, net derivative gains from trading activities of $24.6 million were included in the results of operations for the Commercial Foods segment.
Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 17% and 16% of consolidated net sales in the third quarter and first three quarters of fiscal 2009, respectively, and 15% of consolidated net sales in both the third quarter and first three quarters of fiscal 2008.
Wal-Mart Stores, Inc. and its affiliates accounted for approximately 14%, 13%, and 14% of consolidated net receivables as of February 22, 2009, May 25, 2008, and February 24, 2008, respectively, primarily in the Consumer Foods segment.

ConAgra Foods, Inc. and Subsidiaries
Part I - Financial Information

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This report, including Management’s Discussion and Analysis, contains forward-looking statements. These statements are based on management’s current views and assumptions of future events and financial performance and are subject to uncertainty and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These factors include, among other things, availability and prices of raw materials, product pricing, future economic circumstances, industry conditions, our ability to execute our operating plans, the competitive environment and related market conditions, operating efficiencies, the ultimate impact of recalls, access to capital, actions of governments and regulatory factors affecting our businesses, and other risks described in our reports filed with the Securities and Exchange Commission. We caution readers not to place undue reliance on any forward-looking statements included in this report which speak only as of the date of this report.
The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements, related notes, and Management’s Discussion and Analysis in our annual report on Form 10-K for the fiscal year ended May 25, 2008, as updated in the Current Report on Form 8-K filed on November 25, 2008. Results for the thirteen and thirty-nine week periods ended February 22, 2009 are not necessarily indicative of results that may be attained in the future.
Fiscal 2009 Third Quarter Executive Overview
ConAgra Foods, Inc. (NYSE: CAG) is one of North America’s leading food companies, with brands in 97% of America’s households. Consumers find Banquet®, Chef Boyardee®, Egg Beaters®, Healthy Choice®, Hebrew National®, Hunt’s®, Marie Callender’s®, Orville Redenbacher’s®, PAM®, Peter Pan®, Reddi-wip®, and many other ConAgra Foods brands in grocery, convenience, mass merchandise and club stores. ConAgra Foods also has a strong business-to-business presence, supplying potato, other vegetable, spice and grain products to a variety of well-known restaurants, foodservice operators and commercial customers.
Diluted earnings per share were $0.43 in the third quarter of fiscal 2009. Diluted earnings per share were $0.63 in the third quarter of fiscal 2008, including $0.34 per diluted share from continuing operations and $0.29 per diluted share from discontinued operations. Diluted earnings per share were $1.76 for the first three quarters of fiscal 2009, including $1.03 per diluted share from continuing operations and $0.73 per diluted share from discontinued operations. Diluted earnings per share were $1.48 per diluted share for the first three quarters of fiscal 2008, including $0.88 per diluted share from continuing operations and $0.60 from discontinued operations. Several significant items affect the comparability of year-over-year results of continuing operations (see “Items Impacting Comparability” below).
Items Impacting Comparability
Items of note impacting comparability for the third quarter of fiscal 2009 included the following:
Reported within Continuing Operations
•	charges of $25 million ($15 million after tax) due to a coverage dispute with an insurer in connection with litigation associated with the peanut butter recall in calendar 2007 and

•	a benefit of $5 million due to changes in estimates of estimated income tax expense.
Items of note impacting comparability for the first three quarters of fiscal 2009 included the following:
Reported within Continuing Operations
•	charges of $25 million ($15 million after tax) due to a coverage dispute with an insurer in connection with litigation associated with the peanut butter recall in calendar 2007,

•	a gain of $19 million ($11 million after tax) on the sale of the Pemmican® beef jerky business, and

•	charges totaling $10 million ($8 million after tax) for costs under our restructuring plans.
See the discussion of segment presentation of gains and losses from derivatives used for hedging of anticipated commodity input costs and hedging of foreign currency exchange rate risks in the segment review below.

ConAgra Foods, Inc. and Subsidiaries
Part I - Financial Information
Reported within Discontinued Operations
•	a gain of $490 million ($296 million after tax) on the sale of the trading and merchandising business (described below).
Items of note impacting comparability for the third quarter of fiscal 2008 included the following:
Reported within Continuing Operations
•	charges totaling $14 million ($8 million after tax) for costs under our restructuring plans and

•	net tax benefits of approximately $10 million related to favorable settlements and changes in estimates of income tax liabilities.
Items of note impacting comparability for the first three quarters of fiscal 2008 included the following:
Reported within Continuing Operations
•	charges of $5 million ($3 million after tax) for costs under our restructuring plans,

•	net tax benefits of approximately $12 million related to favorable settlements and changes in estimates of income tax liabilities, and

•	charges totaling $41 million ($25 million after tax) related to the peanut butter and pot pie recalls.
Dispositions of Businesses
Trading and Merchandising Operations
On March 27, 2008, we entered into an agreement with affiliates of Ospraie Special Opportunities Fund to sell our commodity trading and merchandising operations conducted by ConAgra Trade Group (previously principally reported as the Trading and Merchandising segment). The operations included the domestic and international grain merchandising, fertilizer distribution, agricultural and energy commodities trading and services, and grain, animal, and oil seed byproducts merchandising and distribution businesses. In June 2008, the sale of the trading and merchandising operations was completed for before-tax proceeds of 1) approximately $2.2 billion in cash, net of transaction costs (including incentive compensation amounts due to employees due to accelerated vesting), 2) $550 million (face value) of payment-in-kind debt securities issued by the purchaser (the “Notes”) which were recorded at an initial estimated fair value of $479 million, 3) a short-term receivable of $37 million due from the purchaser, and 4) a four-year warrant to acquire approximately 5% of the issued common equity of the parent company of the divested operations, which has been recorded at an estimated fair value of $1.8 million. We recognized an estimated after-tax gain on the disposition of approximately $296 million in the first three quarters of fiscal 2009.
The Notes were issued in three tranches: $99,990,000 principal amount of 10.5% notes due June 19, 2010; $200,035,000 principal amount of 10.75% notes due June 19, 2011; and $249,975,000 principal amount of 11.0% notes due June 19, 2012.
The Notes permit payment of interest in cash or additional notes. The Notes may be redeemed in whole or in part prior to maturity at the option of the issuer. Until June 23, 2009, the redemption price is 92.5% of face value, plus accrued interest. Thereafter, redemption is at par plus accrued interest. The Notes contain covenants that, among other things, govern the issuer’s ability to make restricted payments and enter into certain affiliate transactions. The Notes also provide for the making of mandatory offers to repurchase upon certain change of control events involving the purchaser, their co-investors, or their affiliates. In December 2008, we received a $30 million cash payment of accrued interest on the Notes. The Notes, which are classified as other assets, had a carrying value of $502 million at February 22, 2009.
During the first three quarters of fiscal 2009, we collected the $37 million short-term receivable due from the purchaser.
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
Part I - Financial Information
Operating Initiatives
We are implementing operational improvement initiatives that are intended to generate profitable sales growth, improve profit margins, and expand returns on capital over time.
Recent developments in our strategies and action plans include:
•	Pricing initiatives: We have faced significant increases in input costs during fiscal 2008 and the first three quarters of fiscal 2009. We implemented price increases across a significant portion of our Consumer Foods portfolio in the last half of fiscal 2008 and the first three quarters of fiscal 2009. We also increased prices in fiscal 2008 and the first three quarters of fiscal 2009 in our Commercial Foods segment in order to pass on higher input costs. Although the cost of certain commodity inputs moderated during the third quarter of fiscal 2009, we continue to monitor the challenging input cost environment and will consider implementing additional pricing actions as appropriate.

•	Innovation: Our recent innovation investments in the Consumer Foods operations resulted in the development of a variety of new products in fiscal 2009, including Marie Callender’s ® Pasta Al Dente, Healthy Choice® All Natural Entrees, Healthy Choice® Asian Steamers, Healthy Choice® Fresh MixersTM, and a renovated Banquet® dinner line. We also introduced Healthy Choice® Café SteamersTM in fiscal 2008. Our Commercial Foods businesses, principally Lamb Weston®, ConAgra Mills®, and Gilroy Foods®, continue to invest in a variety of new products and ingredients for foodservice, food manufacturing, and industrial customers. Additional new products are planned for the remainder of fiscal 2009 and beyond. The Company’s new products are expected to contribute to additional sales growth in the future.

•	Sales growth initiatives: We continue to implement sales improvement initiatives focused on penetrating the fastest growing channels, improving returns on customer trade arrangements, and optimizing shelf placement for our most profitable products.

•	Reducing costs throughout the supply chain and the general and administrative functions:
•	We began an intense focus on cost reduction initiatives in February 2006, when we initiated the fiscal 2006-2008 restructuring plan (the “2006-2008 restructuring plan”). Substantially completed by the end of fiscal 2008, the 2006-2008 restructuring plan focused on streamlining the supply chain and reducing selling, general, and administrative costs. During fiscal 2008, we identified additional opportunities to create a more efficient organization, particularly in our Consumer Foods operations and related functional organizations and the international foods operations (the “2008-2009 restructuring plan”). The combined cost of these plans, updated through February 22, 2009, is forecasted at $270 million. We have incurred total charges under these plans, since inception through February 22, 2009, of $269 million.

References to our restructuring plans (“the plans”) refer to both the 2006-2008 restructuring plan and the 2008-2009 restructuring plan, unless otherwise noted.

•	In addition to restructuring activities, we have ongoing initiatives, principally focused on supply chain activities (manufacturing, logistics, and procurement functions), which have resulted in significant cost savings in recent periods.
•	Portfolio changes: In recent years, we divested non-core operations that had limited our ability to achieve our efficiency targets. Divesting these operations is helping to simplify our operations and enhance efficiency initiatives going forward. We also made strategic investments in recent years. In the second quarter of fiscal 2009, we entered into a potato processing venture, Lamb Weston BSW, with an initial investment of $46 million. We consolidated this venture, of which we hold a 49.99% equity interest beginning as of the date of its formation. In fiscal 2008, we acquired Alexia Foods, Lincoln Snacks, Watts Brothers, and Twin City Foods for a total of approximately $255 million in cash plus assumed liabilities, enhancing our Consumer Foods and Commercial Foods portfolios.
Capital Allocation
During the first three quarters of fiscal 2009, we have funded the following:
•	an accelerated share repurchase program of $900 million (approximately 38.4 million shares of common stock have been repurchased to date),

•	repayment of $397 million of short-term debt and approximately $61 million of long-term debt,

•	capital expenditures of approximately $322 million, and

•	dividend payments of approximately $263 million.

ConAgra Foods, Inc. and Subsidiaries
Part I - Financial Information
Opportunities and Challenges
We believe that our operating initiatives will favorably impact future sales, profits, profit margins, and returns on capital. Because of the scope of change underway, there is risk that these broad change initiatives will not be successfully implemented. Input costs, competitive pressures, customer and consumer responsiveness to new products, the ability to execute the operational changes planned, and the ability to successfully implement pricing actions, among other factors, will affect the timing and impact of these initiatives.
We have faced increased costs for many of our significant raw materials, packaging, and energy inputs. We seek to mitigate the higher input costs through pricing and productivity initiatives, and through the use of derivative instruments used to economically hedge a portion of forecasted future consumption. Through the third quarter of fiscal 2009, we have taken targeted price increases and placed an intense focus on selling, general, and administrative cost initiatives. The rate of input cost increases has moderated for certain key commodities in the first three quarters of fiscal 2009. However, if early benefits from pricing actions, supply chain productivity improvements, economic hedges, moderating input costs, and selling, general, and administrative cost reduction initiatives cannot be sustained and grown, results of operations, particularly Consumer Foods operating profit, may continue to be negatively impacted. Further, significant declines in the costs for raw materials, packaging, and energy inputs could result in intensified competitive pressures. If not effectively managed, these pressures could negatively impact Consumer Foods sales volumes and profit.
Changing consumer preferences may impact sales of certain of our products. We offer a variety of food products which appeal to a range of consumer preferences and utilize innovation and marketing programs to develop products that fit with changing consumer trends. As part of these programs, we introduce new products and product extensions that we intend to help us increase net sales and gain market share.
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
Segment Review
Historically, we reported our results of operations in three segments: the Consumer Foods segment, the Food and Ingredients segment, and the International Foods segment. During the first quarter of fiscal 2009, we completed the assimilation of the international operations primarily into the domestic Consumer Foods business. Accordingly, we have begun to report our operations in two reporting segments: Consumer Foods and Commercial Foods. The majority of the former International Foods segment operations are now managed within the Consumer Foods segment. Beginning in the first quarter of fiscal 2009, we began including the earnings (losses) from equity method investments in segment results below operating profit. Fiscal 2008 financial information has been conformed to reflect these changes.
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
Grocery Foods North America – includes branded and customized refrigerated or shelf-stable food products that are sold in various retail and foodservice channels across the United States. Major brands include: Angela Mia®, Chef Boyardee®, Egg Beaters®, Healthy Choice® Fresh MixersTM, Hebrew National®, Hunt’s®, Manwich®, PAM®, Peter Pan®, Snack Pack®, Reddi-wip®, Rosarita®, Ro*Tel®, Swiss Miss®, and Van Camp’s ®. The segment also includes the consumer foods businesses in Mexico and Canada which distribute packaged foods that are both locally manufactured and imported from the United States.
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

ConAgra Foods, Inc. and Subsidiaries
Part I - Financial Information
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
Commercial Foods
The Commercial Foods reporting segment includes commercially branded foods and ingredients, which are sold principally to foodservice, food manufacturing, and industrial customers. The segment’s primary products include: specialty potato products, milled grain ingredients, a variety of vegetable products, seasonings, blends, and flavors which are sold under brands such as ConAgra Mills®, Lamb Weston®, Gilroy Foods®, and Spicetec®.
Presentation of Derivative Gains (Losses) in Segment Results
In fiscal 2009, following the sale of our trading and merchandising operations and related organizational changes, we transferred the management of commodity hedging activities (except for those related to our milling operations) to a centralized procurement group. Beginning in the first quarter of fiscal 2009, we began to reflect realized and unrealized gains and losses from derivatives (except for those related to our milling operations) used to hedge anticipated commodity consumption in earnings immediately within general corporate expenses. The gains and losses are reclassified to segment operating results in the period in which the underlying item being hedged is recognized in cost of goods sold. Prior to the first quarter of fiscal 2009, these derivative gains and losses were recorded immediately in our segment results as a component of cost of goods sold regardless of when the item being hedged impacted earnings. We believe this change results in better segment management focus on key operational initiatives and improved transparency to derivative gains and losses.
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
The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and currency risk of our foreign operations for the third quarter of fiscal 2009, under this new methodology:

Net derivative losses incurred	$(11.1)
Less: Net derivative losses allocated to reporting segments	(46.4)

Net derivative gains recognized in general corporate expenses	$35.3

Net derivative losses allocated to Consumer Foods	$(29.4)
Net derivative losses allocated to Commercial Foods	(17.0)

Net derivative losses included in segment operating profit	$(46.4)

The following table presents the net derivative losses from economic hedges of forecasted commodity consumption and currency risk of our foreign operations for the first three quarters of fiscal 2009, under this new methodology:

Net derivative losses incurred	$(90.3)
Less: Net derivative losses allocated to reporting segments	(45.0)

Net derivative losses recognized in general corporate expenses	$(45.3)

Net derivative losses allocated to Consumer Foods	$(29.9)
Net derivative losses allocated to Commercial Foods	(15.1)

Net derivative losses included in segment operating profit	$(45.0)

ConAgra Foods, Inc. and Subsidiaries
Part I - Financial Information
Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify losses of $30.6 million, losses of $14.9 million, and gains of $0.2 million to segment operating results in fiscal 2009, 2010, and 2011, respectively.
In the third quarter of fiscal 2008, net derivative gains from economic hedges of forecasted commodity consumption and currency risk of our foreign operations were $14.5 million in the Consumer Foods segment and $7.0 million in the Commercial Foods segment. In the first three quarters of fiscal 2008, net derivative gains from economic hedges of forecasted commodity consumption and currency risk of our foreign operations were $39.2 million in the Consumer Foods segment and $9.5 million in the Commercial Foods segment.
Net Sales

($ in millions)	Net Sales
Reporting Segment	Thirteen weeks ended			Thirty-nine weeks ended
	February 22,	February 24,	% Inc /	February 22,	February 24,
	2009	2008	(Dec)	2009	2008	% Inc
Consumer Foods:
Grocery Foods North America	$749	$705	6%	$2,161	$2,034	6%
Frozen Foods	479	463	4%	1,356	1,310	4%
Snacks and Store Brands	356	344	3%	1,094	1,035	6%
Enabler Brands	386	363	6%	1,181	1,074	10%
Domestic Export	43	46	(7)%	137	137	—
Other	1	—	N/A	(4)	(2)	N/A

Total Consumer Foods	2,014	1,921	5%	5,925	5,588	6%
Commercial Foods	1,121	1,034	8%	3,540	2,940	20%

Total	$3,135	$2,955	6%	$9,465	$8,528	11%

Net sales for the third quarter of fiscal 2009 were $3.13 billion, an increase of $180 million, or 6%, from the third quarter of fiscal 2008. Net sales for the first three quarters of fiscal 2009 were $9.46 billion, an increase of $937 million, or 11%, from the first three quarters of fiscal 2008. The increase in net sales for the third quarter and first three quarters of fiscal 2009 was largely due to net pricing increases across all segments and subsegments, including significantly higher net sales in our Commercial Foods’ milling operations driven by increases in wheat costs.
Consumer Foods net sales for the third quarter of fiscal 2009 were $2.01 billion, an increase of 5%, compared to the third quarter of fiscal 2008. Results reflected net pricing and mix improvement of 10%, partially offset by a decline in volume of approximately 4%. The strengthening of the U.S. dollar relative to foreign currencies resulted in a reduction of net sales of approximately 1% as compared to the third quarter of fiscal 2008. Consumer Foods net sales for the first three quarters of fiscal 2009 were $5.93 billion, an increase of $337 million, or 6%, compared to the first three quarters of fiscal 2008. Results reflected net pricing and mix increases of approximately 10%, and a decline in volume of 3%. The strengthening of the U.S. dollar relative to foreign currencies resulted in a reduction of net sales of approximately 1% as compared to the first three quarters of fiscal 2008. Highlights by subsegment are as follows:
Grocery Foods North America
Grocery Foods North America subsegment net sales for the third quarter of fiscal 2009 were $749 million, an increase of $44 million, or 6%, compared to the third quarter of fiscal 2008. Results reflected a 9% improvement in net pricing and mix and a 1% increase in volume. The strengthening of the U.S. dollar relative to foreign currencies resulted in a reduction of sales (principally related to our operations in Canada and Mexico) of approximately 4% as compared to the third quarter of fiscal 2008. We achieved sales growth in the third quarter of fiscal 2009 for the following brands: Chef Boyardee®, Hebrew National®, Hunt’s® , Reddi-wip ®, and Snack Pack®. Sales declines occurred for Egg Beaters®, PAM®, and Peter Pan® in the third quarter of fiscal 2009. Peter Pan® peanut butter was reintroduced in August 2007. Sales of Peter Pan® peanut butter products in the third quarter of fiscal 2009 were $8 million lower than in the third quarter of fiscal 2008. We believe this was largely due to a combination of the high level of promotional activity as part of the brand’s reintroduction in fiscal 2008 and the overall category impact of recalls of certain peanut butter products by other manufacturers in fiscal 2009.
Net sales for the Grocery Foods North America subsegment were $2.16 billion in the first three quarters of fiscal 2009, an increase of $127 million, or 6% from the first three quarters of fiscal 2008. Results reflected

ConAgra Foods, Inc. and Subsidiaries
Part I - Financial Information
improved net pricing and mix of 7% and increased volume of 1%. Sales of Peter Pan® peanut butter products in the first three quarters of fiscal 2009 were $23 million higher than in the first three quarters of fiscal 2008. The strengthening of the U.S. dollar relative to foreign currencies resulted in a reduction of sales (principally related to our operations in Canada and Mexico) of approximately 2% as compared to the first three quarters of fiscal 2008.
Frozen Foods
Frozen Foods subsegment net sales for the third quarter of fiscal 2009 were $479 million, an increase of 4%, compared to the third quarter of fiscal 2008. Results reflected improvement in net pricing and mix of approximately 6% with a 2% decline in volume. Sales of Banquet®, Healthy Choice®, and Marie Callender’s® increased in the third quarter of fiscal 2009, as compared to the third quarter of fiscal 2008.
Net sales for the Frozen Foods subsegment were $1.36 billion in the first three quarters of fiscal 2009, an increase of $46 million, or 4%, as compared to the first three quarters of fiscal 2008. Results reflected improved net pricing and mix of approximately 3% and a 1% increase in volume.
Snacks and Store Brands
Snacks and Store Brands subsegment net sales for the third quarter of fiscal 2009 were $356 million, an increase of 3%, compared to the third quarter of fiscal 2008. Results reflected an improvement in net pricing and mix of 15% and a decline in volume of 12%. We achieved sales growth in the third quarter of fiscal 2009 for DAVID®, Orville Redenbacher’s®, and Slim Jim®. Sales declined for ACT II®. The decrease in ACT II® volume reflected the elimination of certain low-margin sales in favor of more focus behind higher-margin Orville Redenbacher’s® popcorn.
Net sales for the Snacks and Store Brands subsegment were $1.09 billion in the first three quarters of fiscal 2009, an increase of $59 million, or 6%, as compared to the first three quarters of fiscal 2008. Results reflected net pricing and mix improvement of 14% and a decrease in volume of 8%.
Enabler Brands
Enabler Brands subsegment net sales for the third quarter of fiscal 2009 were $386 million, an increase of 6% compared to the third quarter of fiscal 2008. Results reflected a 12% improvement in net pricing and mix, primarily in our oil and tablespreads products, and a 6% reduction in volume. We achieved sales growth in the third quarter of fiscal 2009 for the following brands: Blue Bonnet®, The Max®, Parkay®, and Wesson®.
Net sales for the Enabler Brands subsegment were $1.18 billion in the first three quarters of fiscal 2009, an increase of $107 million, or 10%, as compared to the first three quarters of fiscal 2008. Results reflected improved net pricing and mix of 13%, primarily in our oil and tablespreads products, and a 3% reduction in volume.
Domestic Export
Domestic Export subsegment net sales for the third quarter of fiscal 2009 were $43 million, a decrease of 7% compared to the third quarter of fiscal 2008. Results reflected unfavorable volume of 10%, partially offset by improved net pricing and mix of 3%.
Net sales for the Domestic Export subsegment in the first three quarters of fiscal 2009 were $137 million, essentially unchanged compared to the first three quarters of fiscal 2008. Results reflected improved net pricing and mix of 11%, fully offset by unfavorable volume.
Commercial Foods net sales were $1.12 billion for the third quarter of fiscal 2009, an increase of $87 million, or 8%, compared to the third quarter of fiscal 2008. Commercial Foods net sales were $3.54 billion in the first three quarters of fiscal 2009, an increase of $600 million, or 20%, as compared to the first three quarters of fiscal 2008. Results for the third quarter and first three quarters of fiscal 2009 reflected the passthrough of higher wheat prices by the segment’s flour milling operations and higher selling prices in our Lamb Weston® specialty potato products business. Net sales from Watts Brothers and Lamb Weston BSW, businesses acquired in the fourth quarter of fiscal 2008 and second quarter of fiscal 2009, respectively, were $38 million and $95 million, in the third quarter and first three quarters of fiscal 2009, respectively.

ConAgra Foods, Inc. and Subsidiaries
Part I - Financial Information
Profit Contribution Margin
(Net sales less cost of goods sold and advertising and promotion expense)

($ in millions)	Profit Contribution Margin
Reporting Segment	Thirteen weeks ended			Thirty-nine weeks ended
	February 22,	February 24,	% Inc /	February 22,	February 24,	% Inc /
	2009	2008	(Dec)	2009	2008	(Dec)
Consumer Foods:
Grocery Foods North America	$193	$191	1%	$554	$536	3%
Frozen Foods	93	97	(5)%	245	240	2%
Snacks and Store Brands	79	67	19%	231	223	3%
Enabler Brands	38	50	(25)%	134	168	(21)%
Domestic Export	10	9	4%	34	25	38%
Other	(2)	5	N/A	(7)	46	N/A

Total Consumer Foods	411	419	(2)%	1,191	1,238	(4)%

Commercial Foods	193	200	(4)%	580	542	7%

Included in general corporate expenses	35	—	N/A	(45)	—	N/A

Consumer Foods profit contribution margin (“PCM”) for the third quarter of fiscal 2009 was $411 million, a decrease of $8 million, or 2%, from the third quarter of fiscal 2008. The decrease in PCM reflected significantly higher input costs in all subsegments that were partially offset by supply chain productivity savings and increased net pricing. We estimate that the Consumer Foods segment experienced approximately $140 million of increased input costs in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008. Advertising and promotion expense increased approximately $11 million in the third quarter of fiscal 2009 over the same period in the prior year. Consumer Foods PCM for the first three quarters of fiscal 2009 was $1.19 billion, a decrease of $47 million, or 4%, as compared to the first three quarters of fiscal 2008.
Highlights by subsegment are as follows:
Grocery Foods North America
Grocery Foods North America PCM was $193 million for the third quarter of fiscal 2009, an increase of 1% from the third quarter of fiscal 2008, reflecting increased net sales prices, increased volume, and supply chain productivity savings, partially offset by the impact of higher input costs and increased advertising and promotion expenses. PCM was $554 million in the first three quarters of fiscal 2009, an increase of $18 million, or 3%, as compared to the first three quarters of fiscal 2008. Increased net pricing and volume were partially offset by higher input costs.
Frozen Foods
Frozen Foods PCM was $93 million for the third quarter of fiscal 2009, a decrease of 5% from the third quarter of fiscal 2008. Net pricing increases were offset by higher input costs, decreased volume, as well as higher advertising and promotion expenses. Frozen Foods PCM was $245 million in the first three quarters of fiscal 2009, an increase of $5 million, or 2%, over the first three quarters of fiscal 2008. Net pricing increases, higher volume, and lower advertising and promotion costs were offset by higher input costs. PCM was higher by approximately $17 million in the first three quarters of fiscal 2009, relative to the comparable periods of fiscal 2008, primarily due to recall costs of Banquet® pot pies in fiscal 2008.
Snacks and Store Brands
Snacks and Store Brands PCM was $79 million for the third quarter of fiscal 2009, an increase of $12 million, or 19%, from the third quarter of fiscal 2008, as impacts of net pricing and mix increases and lower advertising and promotion expenses more than offset higher input costs and unfavorable volume. Snacks and Store Brands PCM was $231 million in the first three quarters of fiscal 2009, an increase of $8 million, or 3%, as

ConAgra Foods, Inc. and Subsidiaries
Part I - Financial Information
compared to the first three quarters of fiscal 2008, as net pricing and mix increases and lower advertising and promotion more than offset increased input costs and unfavorable volume.
Enabler Brands
Enabler Brands PCM was $38 million for the third quarter of fiscal 2009, a decrease of $12 million, or 25%, from the third quarter of fiscal 2008, as net pricing increases were more than offset by increased input costs and unfavorable volume. Enabler Brands PCM was $134 million in the first three quarters of fiscal 2009, a decrease of $34 million, or 21%, from the first three quarters of fiscal 2008, as net pricing increases were more than offset by increased input costs, particularly for the Wesson® brand, and unfavorable volume.
Domestic Export
Domestic Export PCM was $10 million, an increase of $1 million, or 4%, over the third quarter of fiscal 2008, reflecting net pricing increases and decreased advertising and promotion expenses, which more than offset decreases in volume. Domestic Export PCM was $34 million in the first three quarters of fiscal 2009, an increase of $9 million, or 38%, over the first three quarters of fiscal 2008, reflecting increased net pricing and decreased advertising and promotion expenses, partially offset by increased input costs and unfavorable volume.
Other
Other Consumer Foods PCM included $14.5 million and $39.2 million of realized and unrealized net gains on derivative instruments used to economically hedge anticipated commodity inputs costs and foreign currency cash flows in the third quarter and first three quarters of fiscal 2008, respectively.
Commercial Foods PCM was $193 million for the third quarter of fiscal 2009, a decrease of 4% from PCM of $200 million in the third quarter of fiscal 2008. Commercial Foods PCM was $580 million in the first three quarters of fiscal 2009, an increase of $38 million, or 7%, compared to the first three quarters of fiscal 2008. All major businesses in this segment experienced significantly higher input costs in the third quarter and first three quarters of fiscal 2009 than in the comparable periods of the prior year and increased pricing to offset these higher costs. Results for the third quarter and first three quarters of fiscal 2008 include gains from wheat derivative trading of $23 million and $25 million, respectively. The acquisitions of Watts Brothers in the fourth quarter of fiscal 2008 and Lamb Weston BSW in the second quarter of fiscal 2009 added approximately $7 million and $24 million of PCM in the third quarter and first three quarters of fiscal 2009, respectively.
Corporate PCM includes gains of $35 million and losses of $45 million from realized and unrealized gains and losses on derivative instruments used to economically hedge anticipated commodity input costs and foreign currency cash flows, in the third quarter and first three quarters of fiscal 2009, respectively (See page 33).
Selling, General and Administrative Expenses (Includes general corporate expenses)
Selling, general and administrative expenses totaled $425 million for the third quarter of fiscal 2009, a decrease of $1 million, or essentially unchanged, as compared to the same period of the prior year. Selling, general and administrative expenses for the third quarter of fiscal 2009 reflected the impact of cost containment initiatives, as well as the following:
•	a charge of $25 million related to a coverage dispute with an insurer,

•	a decrease in incentive compensation accruals of $10 million,

•	a decrease in pension and postretirement expense of $5 million, and

•	a decrease in stock compensation expense of $5 million.
Selling, general and administrative expenses in the third quarter of fiscal 2008 included:
•	charges of approximately $11 million related to the execution of our restructuring plans and

•	income of $4 million for reimbursement of expenses related to transition services provided to the buyers of certain divested businesses.
Selling, general and administrative expenses totaled $1.18 billion for the first three quarters of fiscal 2009, a decrease of $113 million, or 9%, as compared to the first three quarters of fiscal 2008. Selling, general and administrative expenses for the first three quarters of fiscal 2009 reflected the impact of cost containment initiatives, as well as the following:
•	a decrease in incentive compensation accruals of $63 million,

•	a charge of $25 million related to a coverage dispute with an insurer,

•	a $19 million gain on the disposition of the Pemmican® business,

•	a decrease of contract services expense of $20 million,

•	a decrease in advertising and promotion expense of $7 million,

ConAgra Foods, Inc. and Subsidiaries
Part I - Financial Information
•	a decrease in pension and postretirement expense of $15 million,

•	charges of approximately $10 million related to the execution of our restructuring plans,

•	an $11 million decrease in reimbursements of expenses related to transition services provided to the buyers of certain divested businesses,

•	a decrease in stock compensation expense of $9 million,

•	a gain of $5 million on the sale of a facility in our Commercial Foods segment, and

•	charges related to the peanut butter and pot pie recalls of $7 million.
Selling, general and administrative expenses in the first three quarters of fiscal 2008 included:
•	charges related to the peanut butter and pot pie recalls of $18 million and

•	charges of approximately $2 million related to the execution of our restructuring plans.
Operating Profit (Earnings before general corporate expenses, interest expense, net, income taxes, and equity method investment earnings)

($ in millions)	Operating Profit
Reporting Segment	Thirteen weeks ended			Thirty-nine weeks ended
	February 22,	February 24,		February 22,	February 24,
	2009	2008	% Inc/(Dec)	2009	2008	% Inc
Consumer Foods	$245	$218	12%	$684	$653	5%
Commercial Foods	140	145	(3)%	429	397	8%
Consumer Foods operating profit for the third quarter of fiscal 2009 was $245 million, an increase of $27 million, or 12%, compared to the third quarter of fiscal 2008. PCM was $8 million lower for the third quarter of fiscal 2009 than for the third quarter of fiscal 2008, as discussed above. Consumer Foods selling, general, and administrative expenses are lower in the third quarter of fiscal 2009 than in the third quarter of fiscal 2008 due, in part, to the benefits of our fiscal 2008 restructuring plan and continuing cost containment efforts. The Consumer Foods segment incurred costs of $14 million in the third quarter of fiscal 2008 in connection with our restructuring plans.
Consumer Foods operating profit for the first three quarters of fiscal 2009 was $684 million, an increase of $31 million, or 5%, compared to the first three quarters of fiscal 2008. PCM was $47 million lower in the first three quarters of fiscal 2009 than in the first three quarters of fiscal 2008. Incentive compensation expense was $19 million lower in the first three quarters of fiscal 2009 than in the first three quarters of fiscal 2008. Consumer Foods operating profit was adversely impacted in the first three quarters of fiscal 2008 by $41 million due to the peanut butter and pot pie recall charges ($24 million in PCM and $17 million in selling, general and administrative expenses). We sold our Pemmican® beef jerky business in the first three quarters of fiscal 2009, recognizing a gain of $19 million. The Consumer Foods segment incurred costs of $8 million and $6 million in the first three quarters of fiscal 2009 and 2008, respectively, in connection with our restructuring plans.
For the third quarter of fiscal 2009, operating profit for the Commercial Foods segment was $140 million, a decrease of $5 million, or 3%, from the third quarter of fiscal 2008, reflective of lower PCM, discussed above. Commercial Foods operating profit for the first three quarters of fiscal 2009 was $429 million, an increase of $32 million, or 8%, compared to the first three quarters of fiscal 2008. Improved operating profit for the first three quarters of fiscal 2009 was reflective of increased PCM, discussed above, and a gain of $5 million on the sale of a facility, partially offset by increased selling, general and administrative expenses, largely due to the acquisitions of Watts Brothers and Lamb Weston BSW.
Interest Expense, Net
Net interest expense was $42 million and $67 million for the third quarter of fiscal 2009 and 2008, respectively. Net interest expense was $135 million and $184 million for the first three quarters of fiscal 2009 and 2008, respectively. The decrease reflected $23 million and $56 million of interest income in the third quarter and first three quarters of fiscal 2009, respectively, principally from the payment-in-kind notes received in connection with the disposition of the trading and merchandising business.

ConAgra Foods, Inc. and Subsidiaries
Part I - Financial Information
Income Taxes
In the third quarter of fiscal 2009 and 2008, our income tax expense was $92 million and $67 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately 32% and 29% for the third quarter of fiscal 2009 and 2008, respectively. Income tax expense for the third quarter of fiscal 2009 reflected benefits from changes in estimates. Income tax expense was $242 million and $197 million for the first three quarters of fiscal 2009 and 2008, respectively. The effective tax rate for the first three quarters of fiscal 2009 and 2008 was approximately 34% and 31%, respectively. Income tax expense for the first three quarters of fiscal 2009 reflected the impacts of divestitures of international subsidiaries, increased benefits from a domestic manufacturing deduction, benefits from changes in tax laws, changes in estimates, and a change in deferred tax items related to the divestiture of the trading and merchandising business. During the third quarter of fiscal 2008, we adjusted our estimates of income taxes payable due to increased benefits from a domestic manufacturing deduction and lower foreign income taxes. These impacts and tax benefits related to a change in the legal structure of our subsidiaries are the primary contributors to the lower than usual effective income tax rate in the third quarter and first three quarters of fiscal 2008.
Equity Method Investment Earnings
Equity method investment earnings were $11 million and $14 million for the third quarter and first three quarters of fiscal 2009, respectively, while equity method investment earnings were $21 million and $43 million for the third quarter and first three quarters of fiscal 2008, respectively. Decreased equity method investment earnings were the result of less profitable operations of a foreign potato processing venture.
Discontinued Operations
In June 2008, we completed the sale of the trading and merchandising operations and recognized an after-tax gain on the disposition of approximately $296 million in the first three quarters of fiscal 2009.
The trading and merchandising operations generated after-tax earnings of $37 million during the first three quarters of fiscal 2009, prior to the divestiture.
Our discontinued operations generated after-tax earnings of $142 million and $296 million in the third quarter and first three quarters of fiscal 2008.
Earnings Per Share
Our diluted earnings per share in the third quarter and first three quarters of fiscal 2009 were $0.43 and $1.76 (including $1.03 per diluted share from continuing operations and $0.73 per diluted share from discontinued operations). Our diluted earnings per share in the third quarter and first three quarters of fiscal 2008 were $0.63 (including $0.34 per diluted share from continuing operations and $0.29 per diluted share from discontinued operations) and $1.48 (including $0.88 per diluted share from continuing operations and $0.60 per diluted share from discontinued operations). See “Items Impacting Comparability” above as several other significant items affected the comparability of year-over-year results of operations.
Liquidity and Capital Resources
Sources of Liquidity and Capital
Our primary financing objective is to maintain a prudent capital structure that provides us flexibility to pursue our growth objectives. We currently use short-term debt principally to finance ongoing operations, including our seasonal requirements for working capital (accounts receivable and prepaid expenses and other current assets, less accounts payable, accrued payroll, and other accrued liabilities) and a combination of equity and long-term debt to finance both our base working capital needs and our noncurrent assets.
Commercial paper borrowings (usually less than 30 days maturity) are reflected in our consolidated balance sheets within notes payable. At February 22, 2009, we had a $1.5 billion multi-year revolving credit facility with a syndicate of financial institutions which matures in December 2011. The multi-year facility has historically been used solely as a back-up facility for our commercial paper program. However, the recent capital market dynamics led us to draw limited amounts from the facility’s available credit line during the third quarter of fiscal 2009. As of February 22, 2009, there were no outstanding borrowings under the credit facility. Borrowings under the multi-year facility bear interest at or below prime rate and may be prepaid without penalty. As of February 22, 2009, we had short-term borrowings (principally commercial paper) of approximately $186 million. The multi-year revolving credit facility requires that our consolidated funded debt not exceed 65% of our consolidated capital base, and that our fixed charge coverage

ConAgra Foods, Inc. and Subsidiaries
Part I - Financial Information
ratio be greater than 1.75 to 1.0. As of the end of the first three quarters of fiscal 2009, we were in compliance with the credit agreements’ financial and other covenants.
As of the end of the first three quarters of fiscal 2009, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the revolving credit facilities, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult.
Included in current installments of long-term debt (payments due in less than one year) is $300 million of 6.7% senior debt due August 2027 due to the existence of a put option that is exercisable by the holders of the debt from June 1, 2009 to July 1, 2009. We will reclassify any amount not put by the holders to senior long-term debt in the first quarter of fiscal 2010, when the put option has expired.
We have repurchased our shares from time to time based on repurchase limits authorized by our Board of Directors and market conditions. During fiscal 2008 we repurchased $188 million of our shares. During the first quarter of fiscal 2009, we executed an accelerated share repurchase, buying back approximately 38 million shares of our stock, to date, for $900 million. We anticipate receiving approximately 5.6 million additional shares under the program in the fourth quarter of fiscal 2009 at no additional cost to us. At February 22, 2009, our current share repurchase authorization was essentially exhausted.
During the first quarter of fiscal 2009, we sold our trading and merchandising operations for proceeds of: 1) approximately $2.2 billion in cash, net of transaction costs, 2) $550 million (face value) of payment-in-kind debt securities issued by the purchaser which was recorded at an initial estimated fair value of $479 million, 3) a short-term receivable of $37 million due from the purchaser (which was subsequently collected), and 4) a four-year warrant to acquire approximately 5% of the issued common equity of the parent company of the divested operations, which has been recorded at an estimated fair value of $1.8 million. The Notes, which are classified as other assets, had a carrying value of $502 million at February 22, 2009.
Cash Flows
During the first three quarters of fiscal 2009, we used $84 million of cash, which was the net impact of $376 million used in operating activities, $1.91 billion generated from investing activities, and $1.59 billion used in financing activities.
Cash generated in operating activities of continuing operations totaled $431 million in the first three quarters of fiscal 2009, as compared to $75 million generated in the same period of the prior year. In the first three quarters of fiscal 2008, cash flows from income of continuing operations were largely absorbed by increased working capital requirements, particularly due to increased quantities and unit costs of inventory. In the first three quarters of fiscal 2009, due to moderating input cost inflation and working capital management efforts, our working capital increased less than it did in the comparable year ago period; primarily for this reason, we converted the majority of our income from continuing operations into positive cash flow. Cash used in operating activities of discontinued operations was approximately $807 million in the first three quarters of fiscal 2009, as compared to $289 million of cash used in the first three quarters of fiscal 2008.
Cash used in investing activities from continuing operations totaled $352 million in the first three quarters of fiscal 2009, versus cash used in investing activities of $428 million in the same period of fiscal 2008. Investing activities of continuing operations in the first three quarters of fiscal 2009 consisted primarily of capital expenditures of $322 million and expenditures of $80 million for the purchase of businesses and intangible assets, offset by $30 million from the sale of businesses and $19 million of proceeds from the sale of property, plant and equipment. Investing activities for the first three quarters of fiscal 2008 consisted primarily of $362 million of capital expenditures, which included approximately $39 million of expenditures related to our purchase of certain warehouse facilities from our lessors (these warehouses were sold for proceeds of approximately $36 million to unrelated third parties immediately thereafter) and purchases of businesses and intangible assets of $124 million, offset by proceeds of $21 million from the sale of property, plant and equipment. We generated $2.26 billion of cash from investing activities of discontinued operations in the first three quarters of fiscal 2009 from the disposition of the trading and merchandising business. We used $11 million of cash from investing activities of discontinued operations in the first three quarters of fiscal 2008.
Cash used in financing activities totaled $1.59 billion in the first three quarters of fiscal 2009 versus cash generated of $48 million in the first three quarters of fiscal 2008. During the first three quarters of fiscal 2009 and 2008, we paid dividends of $263 million and $270 million, respectively. In the first three quarters of fiscal 2009 and 2008, we repurchased $900 million and $88 million, respectively, of our common stock as part of our share repurchase program. During the first three quarters of fiscal 2009 we decreased our short-term debt by approximately $397 million, and had repayments of our long-term debt of approximately $61 million, largely with the cash proceeds from the trading and merchandising disposition.

ConAgra Foods, Inc. and Subsidiaries
Part I - Financial Information
We estimate our capital expenditures in fiscal 2009 will be approximately $450 million. We believe that existing cash balances, cash flows from operations, existing credit facilities, and access to capital markets will provide sufficient liquidity. Expected uses of cash flow include: meeting our working capital needs, making planned capital expenditures and scheduled and potential debt repayments, contributions to our pension fund, and payment of anticipated quarterly dividends.
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
Due to the consolidation of these variable interest entities, we reflected in our balance sheets:

	February 22,	May 25,	February 24,
	2009	2008	2008
Receivables, net	$15.0	$—	$—
Inventories	1.9	—	—
Prepaid expenses and other current assets	3.0	—	—
Property, plant and equipment, net	99.4	51.8	52.6
Goodwill	19.9	—	—
Brands, trademarks and other intangibles, net	11.6	—	—

Total assets	$150.8	$51.8	$52.6

Notes payable	$2.6	$—	$—
Current installments of long-term debt	2.7	3.3	3.3
Accounts payable	5.0	—	—
Accrued payroll	0.1	—	—
Other accrued liabilities	0.8	0.6	0.6
Senior long-term debt, excluding current installments	84.8	50.9	51.7
Other noncurrent liabilities (minority interest)	27.1	—	—

Total liabilities	$123.1	$54.8	$55.6

The liabilities recognized as a result of consolidating these entities do not represent additional claims on our general assets. The creditors of these entities have claims only on the assets of the specific variable interest entities to which they have advanced credit.
Obligations and Commitments
As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as lease agreements, debt agreements, and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as “take-or-pay” contracts). The unconditional purchase obligation arrangements are entered into in our normal course of business in order to ensure adequate levels of sourced product are available. Of these items, debt and capital lease obligations, which totaled $3.4 billion and $67 million, respectively, as of February 22, 2009, were recognized as liabilities in our consolidated balance sheet. Operating lease obligations and unconditional purchase obligations, which totaled $1.1 billion as of February 22, 2009, in accordance with generally accepted accounting principles, were not recognized as liabilities in our consolidated balance sheet.

ConAgra Foods, Inc. and Subsidiaries
Part I - Financial Information
A summary of our contractual obligations as of February 22, 2009 was as follows:

	Payments Due by Period
	(in millions)
		Less than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Years
Long-term debt	$3,445.5	$313.3	$1,220.1	$43.8	$1,868.3
Capital lease obligations	66.7	5.0	8.5	5.8	47.4
Operating lease obligations	362.7	58.9	108.1	75.5	120.2
Purchase obligations	714.7	499.4	193.7	11.2	10.4

Total	$4,589.6	$876.6	$1,530.4	$136.3	$2,046.3

We are also contractually obligated to pay interest on our long-term debt and capital lease obligations. The weighted average interest rate of the long-term debt obligations outstanding as of February 22, 2009 was approximately 7.2%.
Included in current installments of long-term debt (payments due in less than one year) is $300 million of 6.7% senior debt due August 2027 due to the existence of a put option that is exercisable by the holders of the debt from June 1, 2009 to July 1, 2009. We will reclassify any amount not put by the holders to senior long-term debt in the first quarter of fiscal 2010, when the put option has expired.
We consolidate the assets and liabilities of certain entities from which we lease corporate aircraft. These entities have been determined to be variable interest entities and we have been determined to be the primary beneficiary of these entities. The amounts reflected in contractual obligations of long-term debt, in the table above, include $52 million of liabilities of these variable interest entities to the creditors of such entities. The long-term debt recognized as a result of consolidating these entities does not represent additional claims on our general assets. The creditors of these entities have claims only on the assets of the specific variable interest entities. As of February 22, 2009, we were obligated to make rental payments of $62 million to the variable interest entities, of which $7 million is due in less than one year, $18 million is due in one to three years, and $37 million is due in three to five years. Such amounts are not reflected in the table above.
The purchase obligations noted in the table above do not reflect approximately $554 million of open purchase orders, some of which are not legally binding. These purchase orders are settleable in the ordinary course of business in less than one year.
As part of our ongoing operations, we also enter into arrangements that obligate us to make future cash payments only upon the occurrence of a future event (e.g., guarantees of debt or lease payments of a third party should the third party be unable to perform). The following commercial commitments are not recognized as liabilities in our consolidated balance sheet. A summary of our commitments, including commitments associated with equity method investments, as of February 22, 2009 was as follows:

	Amount of Commitment Expiration Per Period
	(in millions)
		Less than			After 5
Other Commercial Commitments	Total	1 Year	1-3 Years	3-5 Years	Years
Guarantees	$58.3	$11.3	$9.4	$6.5	$31.1
Other commitments	0.4	0.4	—	—	—

Total	$58.7	$11.7	$9.4	$6.5	$31.1

In certain limited situations, we will guarantee an obligation of an unconsolidated entity. We have outstanding guarantees of certain railcar leases of the divested trading and merchandising business (now operating as the Gavilon Group, LLC (“Gavilon”)); the railcar leases were in place prior to the divestiture and the parties are working with the lessors to secure the Company’s release. The remaining terms of these lease agreements do not exceed ten years and the maximum amount of future payments we have guaranteed was $5 million as of February 22, 2009. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.
We guarantee certain leases and other commercial obligations resulting from our fresh beef and pork divestiture. The remaining terms of these arrangements do not exceed seven years and the maximum amount of future payments we have guaranteed was approximately $19 million as of February 22, 2009. We have also guaranteed the performance of the divested fresh beef and pork business with respect to a hog purchase contract. The hog purchase contract requires the fresh beef and pork business to purchase a minimum of approximately 1.2 million hogs annually through 2014. The contract stipulates minimum price commitments, based in part on market prices and, in certain circumstances, also includes price adjustments based on certain inputs.

ConAgra Foods, Inc. and Subsidiaries
Part I - Financial Information
We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At February 22, 2009, the amount of supplier loans effectively guaranteed by us was approximately $4 million. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.
We are a party to a supply agreement with an onion processing company. We have guaranteed repayment of a loan of this supplier, under certain conditions. At February 22, 2009, the amount of this loan was $25 million. In the event of default on this loan by the supplier, we have the contractual right to purchase the loan from the lender, thereby giving us the rights to underlying collateral. We have not established a liability in connection with this guarantee, as we believe the likelihood of financial exposure to us under this agreement is remote.
The obligations and commitments tables above do not include any reserves for income taxes under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (as amended), as we are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes. The liability for gross unrecognized tax benefits at February 22, 2009 was $69 million.
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
In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. FSP EITF 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the computation of earnings per share under the two-class method. FSP EITF 03-6-1 is effective as of the beginning of our fiscal 2010. We do not expect the adoption of this FSP to have a material impact on our financial statements.
Related Party Transactions
Sales to affiliates (equity method investees) of $0.4 million and $1.3 million for the third quarter and first three quarters of fiscal 2009, respectively, are included in net sales. Sales to affiliates (equity method investees) of $1.0 million and $3.4 million for the third quarter and first three quarters of fiscal 2008, respectively, are included in net sales. We received management fees from affiliates of $4.2 million and $13.1 million in the third quarter and first three quarters of fiscal 2009, respectively, while we received management fees from affiliates of $4.0 million and $11.9 million in the third quarter and first three quarters of fiscal 2008, respectively. Accounts receivable from affiliates totaled $1.2 million, $3.2 million, and $12.2 million at February 22, 2009, May 25, 2008, and February 24, 2008, respectively, of which $3.0 million and $5.8 million are included in current assets held for sale at May 25, 2008 and February 24, 2008, respectively. Accounts payable to affiliates totaled $16.0 million, $15.6 million, and $14.2 million at February 22, 2009, May 25, 2008, and February 24, 2008, respectively.
From time to time, we have used the services of a firm whose chief executive officer serves on our Board of Directors. Payments to this firm for environmental and agricultural engineering services performed and structures acquired totaled $0.1 million and $0.3 million in the third quarter and first three quarters of fiscal 2009, respectively, and $0.1 million and $0.3 million in the third quarter and first three quarters of fiscal 2008, respectively.

ConAgra Foods, Inc. and Subsidiaries
Part I - Financial Information
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The principal market risks affecting us are exposures to price fluctuations of commodity and energy inputs, interest rates, and foreign currencies.
Other than the changes noted below, there have been no material changes in our market risk during the thirty-nine weeks ended February 22, 2009. For additional information, refer to the “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our annual report on Form 10-K for the fiscal year ended May 25, 2008.
Commodity Market Risk
We purchase commodity inputs such as wheat, corn, oats, soybean meal, soybean oil, milk, petroleum products, natural gas, and packaging materials to be used in our operations. These commodities are subject to price fluctuations that may create price risk. We enter into commodity hedges to manage this price risk using physical forward contracts or derivative instruments. We have policies governing the hedging instruments our businesses may use. These policies include limiting the dollar risk exposure for the Company. We also monitor the amount of associated counter-party credit risk for all non-exchanged-traded transactions.
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
Based on our net derivative positions at the end of the first, second, and third quarters of fiscal 2009, the maximum potential loss of fair value resulting from a hypothetical change of 10% in market prices was as follows:
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
Based on our net foreign currency derivative positions at the end of the first, second, and third quarters of fiscal 2009, the maximum potential loss of fair value resulting from a hypothetical change of 10% in exchange rates was $5 million.

ConAgra Foods, Inc. and Subsidiaries
Part I - Financial Information
ITEM 4.     CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of February 22, 2009. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.
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
ITEM 1A.     RISK FACTORS
As referenced, this Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. These statements are based on management’s current views and assumptions of future events and financial performance and are subject to uncertainty and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. The following important factors, among others, as well as those factors set forth in our Annual Report on Form 10-K for the fiscal year ended May 25, 2008, and in our other reports filed with the Securities and Exchange Commission could affect future results and events, causing results and events to differ materially from those expressed or implied in our forward-looking statements. We caution readers not to place undue reliance on any forward-looking statements included in this report which speak only as of the date of this report.
Deterioration of general economic conditions could harm the Company’s business and results of operations.
The Company’s business and results of operations may be adversely affected by changes in national or global economic conditions, including inflation, interest rates, availability of capital markets, consumer spending rates, energy availability and costs (including fuel surcharges), and the effects of governmental initiatives to manage economic conditions.
The recent volatility in financial markets and the deterioration of national and global economic conditions could impact the Company’s business and operations in a variety of ways, including as follows:
•	Consumers may shift purchases to lower-priced private label or other value offerings or may forego certain purchases altogether during economic downturns, which may adversely affect the Company’s results of operations,

•	the financial stability of our customers and suppliers may be compromised, which could result in additional bad debts for the Company or non-performance by suppliers,

•	volatility in the equity markets or interest rates could substantially increase the Company’s pension costs and required pension contributions,

•	it may become more costly or difficult to obtain debt or equity financing to fund operations or investment opportunities, or to refinance the Company’s debt in the future, in each case on terms and within a time period acceptable to us,

•	a downgrade to the Company’s credit ratings could increase our borrowing costs or make it more difficult for us to satisfy our short-term and longer-term borrowing needs, and

•	decreased demand in the restaurant business, particularly casual and fine dining, may adversely affect our Commercial Foods operations.

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

CONAGRA FOODS, INC.
By:	/s/ JOHN F. GEHRING
John F. Gehring
Executive Vice President and Chief Financial Officer

By:	/s/ PATRICK D. LINEHAN
Patrick D. Linehan
Senior Vice President and Corporate Controller

Dated this 1st day of April, 2009.

EXHIBIT	DESCRIPTION	PAGE

12	Statement regarding computation of ratio of earnings to fixed charges	50

31.1	Section 302 Certificate of Chief Executive Officer	51

31.2	Section 302 Certificate of Chief Financial Officer	52

32.1	Section 906 Certificates	53