Form 10-K
period 2009-05-31
CONAGRA FOODS INC /DE/
filed 2009-07-24
CIK 23217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-7275

CONAGRA FOODS, INC.
(Exact name of registrant as specified in its charter)

Delaware	47-0248710
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One ConAgra Drive Omaha, Nebraska (Address of principal executive offices)	68102-5001 (Zip Code)

Registrant’s telephone number, including area code (402) 240-4000

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $5.00 par value	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

     Large accelerated filer ☑                                                 Accelerated filer ☐

     Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the voting common stock of ConAgra Foods, Inc. held by non-affiliates on November 21, 2008 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $6,505,175,563 based upon the closing sale price on the New York Stock Exchange on such date.

At June 28, 2009, 442,092,759 common shares were outstanding.

Documents incorporated by reference are listed on page 1.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”) are incorporated into Part III.

PART I

ITEM 1.	BUSINESS

a)	General Development of Business

ConAgra Foods, Inc. (“ConAgra Foods”, “Company”, “we”, “us”, or “our”) is one of North America’s leading food companies, with brands in 97% of America’s households. ConAgra Foods also has a strong business-to-business presence, supplying potato, other vegetable, spice, and grain products to a variety of well-known restaurants, foodservice operators, and commercial customers.

ConAgra Foods is focused on expanding profit margins and improving returns on capital over time. To that end, we have significantly changed our portfolio of businesses over a number of years, focusing on branded, value-added opportunities, while divesting commodity-based and lower-margin businesses. Executing this strategy has involved the acquisition over time of a number of brands such as Banquet®, Chef Boyardee®, PAM®, and Alexia®, and more recently, has focused on product innovations such as Healthy Choice® Café Steamerstm, Healthy Choice® Fresh Mixerstm, Healthy Choice® All Natural Entrées, Marie Callender’s® Pasta Al Dente, Alexia® Natural Crunchy Snacks, and others. More notable divestitures have included a trading and merchandising business, packaged meat operations, a poultry business, beef and pork businesses, and various other businesses. For more information about our more recent acquisitions and divestitures, see “Acquisitions” and “Divestitures” below.

As part of this strategy, we have also prioritized improving our overall operational effectiveness, focusing on better innovation and marketing programs, reducing manufacturing and selling, general and administrative costs, and enhancing our business processes, which are intended to drive profitable sales growth, expand profit margins, and improve returns on capital.

Currently we are focusing our efforts in the following areas, with our initiatives aligned with five strategic priorities: convenient meals, potatoes, snacks, meal enhancers, and specialty businesses:

•	Increased investments in marketing and innovation focused on “fewer, bigger, and better” initiatives;

•	Sales growth initiatives focused on penetrating the fastest growing channels, achieving better returns on customer trade arrangements, optimizing shelf placement for our most profitable brands, and aligning with customers to leverage consumer insights;

•	Reducing costs throughout the supply chain and the general and administrative functions;

•	Delivering consistent customer service and high standards of food safety and quality; and

•	Navigating the challenging input cost environment. We increased prices across a significant portion of our product portfolio in the latter portion of fiscal 2008 and early fiscal 2009 in response to significant increases in input costs. We continue to monitor input cost trends and our pricing strategies and intend to take appropriate actions to maintain and increase market-share and sales volume at acceptable profit margins.

We were initially incorporated as a Nebraska corporation in 1919 and were reincorporated as a Delaware corporation in December 1975.

b)	Financial Information about Reporting Segments

We report our operations in two reporting segments:  Consumer Foods and Commercial Foods. The contributions of each reporting segment to net sales, profit contribution margin, operating profit, and the identifiable assets are set forth in Note 22 “Business Segments and Related Information” to the consolidated financial statements.

c)	Narrative Description of Business

We compete throughout the food industry and focus on adding value for customers who operate in the retail food, foodservice, and ingredients channels.

Our operations, including our reporting segments, are described below. Our locations, including distribution facilities, within each reporting segment, are described in Item 2.

Consumer Foods

The Consumer Foods reporting segment includes branded and private label food products which are sold in various retail and foodservice channels, principally in North America. The products include a variety of categories (meals, entrées, condiments, sides, snacks, and desserts) across frozen, refrigerated, and shelf-stable temperature classes. The segment is comprised of and managed through five subsegments as described below:

Grocery Foods North America—includes branded and private label refrigerated or shelf-stable food products that are sold in various retail and foodservice channels primarily across the United States. Major brands include: Angela Mia®, Chef Boyardee®, Egg Beaters®, Healthy Choice® Fresh Mixerstm, Hebrew National®, Hunt’s®, Manwich®, PAM®, Peter Pan®, Snack Pack®, Reddi-wip®, Rosarita®, Ro*Tel®, Swiss Miss®, and Van Camp’s ®. The segment also includes the consumer foods businesses in Mexico and Canada, which distribute packaged foods that are both locally manufactured and imported from the United States.

Frozen Foods—includes branded and private label frozen food products that are sold in various retail and foodservice channels across the United States. Major brands include: Alexia®, Banquet®, Healthy Choice®, Kid Cuisine®, and Marie Callender’s®.

Snacks and Store Brands—includes branded popcorn, meats, seeds, and specialty snacks, as well as private label food products that are sold in various retail and foodservice channels across the United States. Major brands include: ACT II®, DAVID®, Orville Redenbacher’s®, and Slim Jim®.

Enabler Brands—includes national and regional branded food products across shelf-stable, refrigerated, and frozen temperature classes. Products are sold in various retail and foodservice channels across the United States. Major brands include: Blue Bonnet®, La Choy®, Libby’s®, The Max®, Parkay®, and Wesson®.

Domestic Export—includes branded shelf-stable food products sold through distributors in various markets throughout the world.

The Consumer Foods’ supply chain and order-to-cash functions are centrally managed and largely integrated. Accordingly, we do not maintain balance sheets at the subsegment level. Selling, general and administrative expenses, other than advertising and promotion, are managed at the Consumer Foods reporting segment level, and as such, we do not separately allocate selling, general and administrative expenses other than advertising and promotion expenses to the Consumer Foods subsegments.

Commercial Foods

The Commercial Foods reporting segment includes commercially branded foods and ingredients, which are sold principally to foodservice, food manufacturing, and industrial customers. The segment’s primary products include: specialty potato products, milled grain ingredients, a variety of vegetable products, seasonings, blends, and flavors which are sold under brands such as ConAgra Mills®, Lamb Weston®, Gilroy Foods & Flavorstm, and Spicetec®.

Unconsolidated Equity Investments

We have a number of unconsolidated equity investments. Significant affiliates produce and market potato products for retail and foodservice customers.

Acquisitions

During the first quarter of fiscal 2009, we acquired Saroni Sugar & Rice, Inc., a distribution company included in the Commercial Foods segment.

During the second quarter of fiscal 2009, we acquired a 49.99% interest in Lamb Weston BSW, LLC (“Lamb Weston BSW” or the “venture”), a potato processing joint venture with Ochoa Ag Unlimited Foods, Inc. (“Ochoa”). This venture is considered a variable interest entity for which we are the primary beneficiary and is consolidated in our financial statements. This business is included in the Commercial Foods segment.

During the first quarter of fiscal 2008, we acquired Alexia Foods, Inc. (“Alexia Foods”) a privately held natural food company, headquartered in Long Island City, New York. Alexia Foods offers premium natural and organic food items including potato products, appetizers, and artisan breads.

During the second quarter of fiscal 2008, we acquired Lincoln Snacks Holding Company, Inc. (“Lincoln Snacks”), a privately held company located in Lincoln, Nebraska. Lincoln Snacks offers a variety of snack food brands and private label products.

Also during the second quarter of fiscal 2008, we acquired the manufacturing assets of Twin City Foods, Inc. (“Twin City Foods”), a potato processing business.

During the fourth quarter of fiscal 2008, we acquired Watts Brothers, a privately held group which owns and operates agricultural and farming businesses.

Divestitures

In June 2009, subsequent to our fiscal 2009 year end, we completed the divestiture of the Fernando’s® foodservice brand for proceeds of $6 million. We reflected the results of these operations as discontinued operations for all periods presented. The assets and liabilities of the divested Fernando’s® business have been reclassified as assets and liabilities held for sale within our consolidated balance sheets for all periods presented.

In July 2008, we completed the sale of our Pemmican® beef jerky business for proceeds of approximately $29 million. Due to our continuing involvement with the business through providing sales and distribution support to the buyer for a period of up to five years, the results of operations of the Pemmican® business have not been reclassified as discontinued operations.

In June 2008, we completed the sale of our trading and merchandising operations (previously principally reported as the Trading and Merchandising segment). We reflected the results of these operations as discontinued operations for all periods presented. The assets and liabilities of the divested trading and merchandising operations are classified as assets and liabilities held for sale within our consolidated balance sheets for all periods prior to divestiture.

During the fourth quarter of fiscal 2008, we completed our divestiture of the Knott’s Berry Farm® (“Knott’s”) operations. We reflected the results of these operations as discontinued operations for all periods presented. The assets and liabilities of the divested Knott’s business are classified as assets and liabilities held for sale within our consolidated balance sheets for all periods prior to divestiture.

We finalized the dispositions of our packaged meats and cheese operations during the first half of fiscal 2007. We reflect the results of these businesses as discontinued operations for all periods presented.

We disposed of a refrigerated pizza business with annual revenues of less than $70 million during the second quarter of fiscal 2007. Due to our expected significant continuing cash flows associated with this business, we continue to include the results of operations of this business in continuing operations.

During the first quarter of fiscal 2007, we completed the divestiture of our nutritional supplement business. We reflected the gain within discontinued operations.

General

The following comments pertain to both of our reporting segments.

ConAgra Foods is a food company that operates in many sectors of the food industry, with a significant focus on the sale of branded, private label, and value-added consumer products. We use many different raw materials, the bulk of which are commodities. The prices paid for raw materials used in our products generally reflect factors such as weather, commodity market fluctuations, currency fluctuations, tariffs, and the effects of governmental agricultural programs. Although the prices of raw materials can be expected to fluctuate as a result of these factors, we believe such raw materials to be in adequate supply and generally available from numerous sources. We have faced increased costs for many of our significant raw materials, packaging, and energy inputs. We seek to mitigate the higher input costs through productivity and pricing initiatives, and through the use of derivative instruments used to economically hedge a portion of forecasted future consumption.

We experience intense competition for sales of our principal products in our major markets. Our products compete with widely advertised, well-known, branded products, as well as private label and customized products. Some of our competitors are larger and have greater resources than we have. We have major competitors in each of our reporting segments. We compete primarily on the basis of quality, value, customer service, brand recognition, and brand loyalty.

We employ processes at our principal manufacturing locations that emphasize applied research and technical services directed at product improvement and quality control. In addition, we conduct research activities related to the development of new products. Research and development expense was $81 million, $69 million, and $68 million in fiscal 2009, 2008, and 2007, respectively.

Demand for certain of our products may be influenced by holidays, changes in seasons, or other annual events.

We manufacture primarily for stock and fill customer orders from finished goods inventories. While at any given time there may be some backlog of orders, such backlog is not material in respect to annual net sales, and the changes from time to time are not significant.

Our trademarks are of material importance to our business and are protected by registration or other means in the United States and most other markets where the related products are sold. Some of our products are sold under brands that have been licensed from others. We also actively develop and maintain a portfolio of patents, although no single patent is considered material to the business as a whole. We have proprietary trade secrets, technology, know-how, processes, and other intellectual property rights that are not registered.

Many of our facilities and products are subject to various laws and regulations administered by the United States Department of Agriculture, the Federal Food and Drug Administration, the Occupational Safety and Health Administration, and other federal, state, local, and foreign governmental agencies relating to the quality and safety of products, sanitation, safety and health matters, and environmental control. We believe that we comply with such laws and regulations in all material respects, and that continued compliance with such regulations will not have a material effect upon capital expenditures, earnings, or our competitive position.

Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 16%, 15%, and 16% of consolidated net sales for fiscal 2009, 2008, and 2007, respectively. This reflects all Consumer Foods businesses, including those which are classified as discontinued operations.

At May 31, 2009, ConAgra Foods and its subsidiaries had approximately 25,600 employees, primarily in the United States. Approximately 53% of our employees are parties to collective bargaining agreements. Of the employees subject to collective bargaining agreements, approximately 37% are parties to collective bargaining agreements that are scheduled to expire during fiscal 2010. We believe that our relationships with employees and their representative organizations are good.

d)	Foreign Operations

Foreign operations information is set forth in Note 22 “Business Segments and Related Information” to the consolidated financial statements.

e)	Available Information

We make available, free of charge through the “Company Information-Investor Information” link on our Internet web site at http://www.conagrafoods.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. We use our Internet website, through the “Company Information-Investor Information” link, as a channel for routine distribution of important information, including news releases, analyst presentations, and financial information. We submitted the annual Chief Executive Officer certification to the NYSE for our 2008 fiscal year as required by Section 303A.12(a) of the NYSE Corporate Governance rules.

We have also posted on our website our (1) Corporate Governance Principles, (2) Code of Conduct, (3) Code of Ethics for Senior Corporate Officers, and (4) Charters for the Audit Committee, Nominating and Governance Committee, and Human Resources Committee. Shareholders may also obtain copies of these items at no charge by writing to: Corporate Secretary, ConAgra Foods, Inc., One ConAgra Drive, Omaha, NE, 68102-5001.

ITEM 1A.	RISK FACTORS

The following factors could affect our operating results and should be considered in evaluating us.

Deterioration of general economic conditions could harm our business and results of operations.

Our business and results of operations may be adversely affected by changes in national or global economic conditions, including inflation, interest rates, availability of capital markets, consumer spending rates, energy availability and costs (including fuel surcharges), and the effects of governmental initiatives to manage economic conditions.

The continued volatility in financial markets and the deterioration of national and global economic conditions could impact our business and operations in a variety of ways, including as follows:

•	consumers may shift purchases to lower-priced private label or other value offerings or may forego certain purchases altogether during economic downturns, which may adversely affect the results of our Consumer Foods operations;

•	decreased demand in the restaurant business, particularly casual and fine dining, may adversely affect our Commercial Foods operations;

•	volatility in the equity markets or interest rates could substantially impact our pension costs and required pension contributions;

•	it may become more costly or difficult to obtain debt or equity financing to fund operations or investment opportunities, or to refinance our debt in the future, in each case on terms and within a time period acceptable to us; and

•	a downgrade to our credit ratings would increase our borrowing costs and could make it more difficult for us to satisfy our short-term and longer-term borrowing needs.

Increases in commodity costs may have a negative impact on profits.

We use many different commodities such as wheat, corn, oats, soybeans, beef, pork, poultry, and energy. Commodities are subject to price volatility caused by commodity market fluctuations, supply and demand, currency fluctuations, and changes in governmental agricultural programs. Commodity price increases will result in increases in raw material costs and operating costs. We may not be able to increase our product prices and achieve cost savings that fully offset these increased costs; and increasing prices may result in reduced sales volume and profitability. We have experience in hedging against commodity price increases; however, these practices and experience reduce but do not eliminate the risk of negative profit impacts from commodity price increases.

Increased competition may result in reduced sales or profits.

The food industry is highly competitive, and increased competition can reduce our sales due to loss of market share or the need to reduce prices to respond to competitive and customer pressures. Competitive pressures also may restrict our ability to increase prices, including in response to commodity and other cost increases. Our profits could decrease if a reduction in prices or increased costs are not counterbalanced with increased sales volume.

The sophistication and buying power of our customers could have a negative impact on profits.

Many of our customers, such as supermarkets, warehouse clubs, and food distributors, have consolidated in recent years and consolidation is expected to continue. These consolidations and the growth of supercenters have produced large, sophisticated customers with increased buying power and negotiating strength who are more capable of resisting price increases and operating with reduced inventories. These customers may also in the future use more of their shelf space, currently used for our products, for their private label products. We continue to implement initiatives to counteract these pressures. However, if the larger size of these customers results in additional negotiating strength and/or increased private label competition, our profitability could decline.

We must identify changing consumer preferences and develop and offer food products to meet their preferences.

Consumer preferences evolve over time and the success of our food products depends on our ability to identify the tastes and dietary habits of consumers and to offer products that appeal to their preferences. Introduction of new products and product extensions requires significant development and marketing investment. If our products fail to meet consumer preference, then the return on that investment will be less than anticipated and our strategy to grow sales and profits with investments in marketing and innovation will be less successful.

If we do not achieve the appropriate cost structure in the highly competitive food industry, our profitability could decrease.

Our success depends in part on our ability to achieve the appropriate cost structure and operate efficiently in the highly competitive food industry, particularly in an environment of volatile input costs. We continue to implement profit-enhancing initiatives that impact our supply chain and general and administrative functions. These initiatives are focused on cost-saving opportunities in procurement, manufacturing, logistics, and customer service, as well as general and administrative overhead levels. If we do not continue to effectively manage costs and achieve additional efficiencies, our competitiveness and our profitability could decrease.

We may be subject to product liability claims and product recalls, which could negatively impact our profitability.

We sell food products for human consumption, which involves risks such as product contamination or spoilage, product tampering, and other adulteration of food products. We may be subject to liability if the consumption of any of our products causes injury, illness, or death. In addition, we will voluntarily recall products in the event of contamination or damage. In the past, we have issued recalls and have from time to time been and currently are involved in lawsuits relating to our food products. A significant product liability judgment or a widespread product recall may negatively impact our sales and profitability for a period of time depending on product availability, competitive reaction, and consumer attitudes. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential customers and our corporate and brand image.

If we fail to comply with the many laws applicable to our business, we may face lawsuits or incur significant fines and penalties.

Our facilities and products are subject to many laws and regulations administered by the United States Department of Agriculture, the Federal Food and Drug Administration, the Occupational Safety and Health Administration, and other federal, state, local, and foreign governmental agencies relating to the processing, packaging, storage, distribution, advertising, labeling, quality, and safety of food products and health and safety of our employees. Our failure to comply with applicable laws and regulations could subject us to lawsuits, administrative penalties and injunctive relief, civil remedies, including fines, injunctions, and recalls of our products. Our operations are also subject to extensive and increasingly stringent regulations administered by the Environmental Protection Agency, which pertain to the discharge of materials into the environment and the handling and disposition of wastes. Failure to comply with these regulations can have serious consequences, including civil and administrative penalties and negative publicity.

Our information technology resources must provide efficient connections between our business functions, or our results of operations will be negatively impacted.

Each year we engage in billions of dollars of transactions with our customers and vendors. Because the amount of dollars involved is so significant, our information technology resources must provide connections among our marketing, sales, manufacturing, logistics, customer service, and accounting functions. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure and to maintain the related automated and manual control processes, we could be subject to billing and collection errors, business disruptions, or damage resulting from security breaches. We are currently implementing new financial and operational information technology systems. Some systems were placed into production during fiscal 2008 and

2009. Additional changes and enhancements will be placed into production at various times in fiscal 2010. If future implementation problems are encountered, our results of operations could be negatively impacted.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters are located in Omaha, Nebraska. In addition, certain shared service centers are located in Omaha, Nebraska, including a product development facility, supply chain center, business services center, and an information technology center. The general offices and location of principal operations are set forth in the following summary of our locations.

We maintain a number of stand-alone distribution facilities. In addition, there is warehouse space available at substantially all of our manufacturing facilities.

Utilization of manufacturing capacity varies by manufacturing plant based upon the type of products assigned and the level of demand for those products. Management believes that our manufacturing and processing plants are well maintained and are generally adequate to support the current operations of the business.

We own most of the manufacturing facilities. However, a limited number of plants and parcels of land with the related manufacturing equipment are leased. Substantially all of our transportation equipment and forward-positioned distribution centers and most of the storage facilities containing finished goods are leased or operated by third parties. Information about the properties supporting our two business segments follows.

CONSUMER FOODS REPORTING SEGMENT

General offices in Omaha, Nebraska, Edina, Minnesota, Naperville, Illinois, Miami, Florida, Toronto, Canada, Mexico City, Mexico, San Juan, Puerto Rico, Shanghai, China, Panama City, Panama, and Bogota, Columbia.

Thirty-eight domestic manufacturing facilities in Arkansas, California, Georgia, Illinois, Indiana, Iowa, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, North Carolina, Ohio, Oregon, Pennsylvania, Tennessee, Texas, and Wisconsin. Four international manufacturing facilities in Canada and Mexico (one 50% owned) and one in Arroyo Dulce, Argentina.

COMMERCIAL FOODS REPORTING SEGMENT

Domestic general, marketing, and administrative offices in Omaha, Nebraska, Eagle, Idaho, and Tri-Cities, Washington. International general and merchandising offices in Beijing, China, Shanghai, China, Tokyo, Japan, and Singapore.

Fifty-two domestic production facilities in Alabama, California, Colorado, Florida, Georgia, Idaho, Illinois, Minnesota, Nebraska, New Jersey, New Mexico, Nevada, Ohio, Oregon, Pennsylvania, Texas, Utah, and Washington; one international production facility in Guaynabo, Puerto Rico and Qingdao, China; one manufacturing facility in Taber, Canada; one 50% owned manufacturing facility in Colorado, Minnesota, Washington, and the United Kingdom; and three 50% owned manufacturing facilities in the Netherlands.

ITEM 3.	LEGAL PROCEEDINGS

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

The environmental proceedings include litigation and administrative proceedings involving Beatrice’s status as a potentially responsible party at 35 Superfund, proposed Superfund, or state-equivalent sites; these sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. Beatrice has paid or is in the process of paying its liability share at 33 of these sites. Reserves for these matters have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The reserves for Beatrice environmental matters totaled $88.8 million as of May 31, 2009, a majority of which relates to the Superfund and state-equivalent sites referenced above. Expenditures for Beatrice environmental matters are expected to continue for a period of up to 20 years.

We are a party to a number of lawsuits and claims arising out of the operation of our business, including lawsuits and claims related to the February 2007 recall of our peanut butter products and litigation we initiated against an insurance carrier to recover our settlement expenditures and defense costs. We recognized a charge of $25.3 million during the second half of fiscal 2009 in connection with the disputed coverage with this insurance carrier.

An investigation by the Division of Enforcement of the U.S. Commodity Futures Trading Commission (“CFTC”) of certain commodity futures transactions of a former Company subsidiary, has led to an investigation by the CFTC of the Company itself. The investigation may result in litigation by the CFTC against the Company. The former subsidiary was sold on June 23, 2008, as part of the divestiture of our trading and merchandising operations. The CFTC’s Division of Enforcement has advised the Company that it questions whether certain trading activities of the former subsidiary violated the Commodity Exchange Act (the “CEA”) and that the CFTC has been evaluating whether we should be implicated in the matter based on the existence of the parent-subsidiary relationship between the two entities at the time of the trades. Based on information we have learned to date, the Company believes that both it and the former subsidiary have meritorious defenses. We have submitted a statement to the Division of Enforcement contesting any purported liability. We also believe the sale contract with the buyer of the business provides us indemnification rights. Accordingly, we do not believe any decision by the CFTC to pursue this matter will have a material adverse effect on the Company. If litigation ensues, the Company intends to defend itself vigorously.

After taking into account liabilities recognized for all of the foregoing matters, management believes the ultimate resolution of such matters should not have a material adverse effect on our financial condition, results of operations, or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT AS OF JULY 24, 2009

			Year First
			Appointed an
			Executive
Name	Title & Capacity	Age	Officer

Gary M. Rodkin	President and Chief Executive Officer	57	2005
John F. Gehring	Executive Vice President, Chief Financial Officer	48	2004
Colleen R. Batcheler	Senior Vice President, General Counsel and Corporate Secretary	35	2008
André J. Hawaux	President, Consumer Foods	48	2006
Patrick D. Linehan	Senior Vice President, Corporate Controller	41	2009
Scott E. Messel	Senior Vice President, Treasurer and Assistant Corporate Secretary	50	2001
Peter M. Perez	Executive Vice President, Human Resources	55	2007
Robert F. Sharpe, Jr.	Executive Vice President, External Affairs and President, Commercial Foods	57	2005

The foregoing executive officers have held the specified positions with ConAgra Foods for the past five years, except as follows:

Gary M. Rodkin joined ConAgra Foods as Chief Executive Officer in October 2005. Prior to joining ConAgra Foods, he was Chairman and Chief Executive Officer of PepsiCo Beverages and Foods North America (a division of PepsiCo, Inc., a global snacks and beverages company) from February 2003 to June 2005. He was named President and Chief Executive Officer of PepsiCo Beverages and Foods North America in 2002. Prior to that, he was President and Chief Executive Officer of Pepsi-Cola North America from 1999 to 2002, and President of Tropicana North America from 1995 to 1998.

John F. Gehring has served ConAgra Foods as Executive Vice President, Chief Financial Officer since January 2009. Mr. Gehring joined ConAgra Foods as Vice President of Internal Audit in 2002, became Senior Vice President in 2003, and most recently served as Senior Vice President and Corporate Controller since July 2004. He served as ConAgra Foods’ interim Chief Financial Officer from October 2006 to November 2006. Prior to joining ConAgra Foods, Mr. Gehring was a partner at Ernst & Young LLP (an accounting firm) from 1997 to 2001.

Colleen R. Batcheler joined ConAgra Foods in June 2006 as Vice President, Chief Securities Counsel and Assistant Corporate Secretary. In September 2006, she was appointed Corporate Secretary and in February 2008, she was named to her current position, Senior Vice President, General Counsel and Corporate Secretary. From 2003 until joining ConAgra Foods, Ms. Batcheler was Vice President and Corporate Secretary of Albertson’s, Inc. (a retail food and drug chain).

André J. Hawaux joined ConAgra Foods in November 2006 as Executive Vice President, Chief Financial Officer. Prior to joining ConAgra Foods, Mr. Hawaux served as Senior Vice President, Worldwide Strategy & Corporate Development, PepsiAmericas, Inc. (a manufacturer and distributor of a broad portfolio of beverage products) from May 2005. Previously, from 2000 until May 2005, Mr. Hawaux served as Vice President and Chief Financial Officer for Pepsi-Cola North America (a division of PepsiCo, Inc.).

Patrick D. Linehan has served ConAgra Foods as Senior Vice President, Corporate Controller since January 2009. Mr. Linehan joined ConAgra Foods in August 1999 and held various positions of increasing responsibility, including Director, Financial Reporting, Vice President, Assistant Corporate Controller, and most recently as Vice President, Finance from September 2006 until January 2009. Mr. Linehan briefly left ConAgra Foods to serve as Controller of a financial institution in April 2006 and returned to ConAgra Foods in September 2006. Prior to joining ConAgra Foods, Mr. Linehan was with Deloitte LLP (an accounting firm).

Scott E. Messel joined ConAgra Foods in August 2001 as Vice President and Treasurer, and in July 2004 was named to his current position.

Peter M. Perez has served ConAgra Foods as Executive Vice President, Human Resources since June 2007. He joined ConAgra Foods as Senior Vice President, Human Resources in December 2003. Prior to joining ConAgra

Foods, he was Senior Vice President, Human Resources of Pepsi Cola General Bottlers from 1995 to 2000, Chief Human Resources Officer for Alliant Foodservice (a wholesale food distributor) in 2001, and Senior Vice President, Human Resources of W.W. Grainger (a supplier of facilities maintenance and other products) from 2001 to 2003.

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

OTHER SENIOR OFFICERS OF THE REGISTRANT AS OF JULY 24, 2009

Name	Title & Capacity	Age

Albert D. Bolles	Executive Vice President, Research, Quality & Innovation	51
Douglas A. Knudsen	President, ConAgra Foods Sales	54
Gregory L. Smith	Executive Vice President, Supply Chain	45
Joan K. Chow	Executive Vice President, Chief Marketing Officer	49
Allen J. Cooper	Vice President, Internal Audit	45

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

Gregory L. Smith joined ConAgra Foods in August 2001 as Vice President, Manufacturing. He previously served the Company as President, Grocery Foods Group, Executive Vice President, Operations, Grocery Foods Group, and Senior Vice President, Supply Chain. He was named to his current position in December 2007. Prior to joining ConAgra Foods, he served as Vice President, Supply Chain for United Signature Foods from 1999 to 2001 and Vice President for VDK Frozen Foods from 1996 to 1999. Before that, he was with The Quaker Oats Company for eleven years in various operations, supply chain, and marketing positions.

Joan K. Chow joined ConAgra Foods in February 2007 as Executive Vice President, Chief Marketing Officer. Prior to joining ConAgra Foods, she served Sears Holding Corporation (retailing) as Senior Vice President and Chief Marketing Officer, Sears Retail from July 2005 until January 2007 and as Vice President, Marketing Services from April 2005 until July 2005. From 2002 until April 2005, Ms. Chow served Sears, Roebuck and Co. as Vice President, Home Services Marketing.

Allen J. Cooper joined ConAgra Foods in March 2003 and has held various finance and internal audit leadership positions with the Company, including Director, Internal Audit from 2003 until 2005; Vice President, Finance from 2005 until 2006; Vice President, Supply Chain Finance from 2006 until 2007; Senior Director, Finance; and most recently as Senior Director, Internal Audit. He was named to his current position in February 2009. Prior to joining the Company, he was with Ernst & Young LLP from October 1997.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange where it trades under the ticker symbol: CAG. At June 28, 2009, there were approximately 25,800 shareholders of record.

Quarterly sales price and dividend information is set forth in Note 23 “Quarterly Financial Data (Unaudited)” to the consolidated financial statements and incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents the total number of shares of common stock purchased during the fourth quarter of fiscal 2009, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

				Maximum Number (or
	Total Number	Average	Total Number of Shares	Approximate Dollar
	of Shares (or	Price Paid	Purchased as Part of	Value) of Shares that
	Units)	per Share	Publicly Announced	may yet be Purchased
Period	Purchased	(or Unit)	Plans or Programs (1)	under the Program (1)

February 23 through March 22, 2009	—	—	—	$62,000
March 23 through April 19, 2009	—	—	—	$62,000
April 20 through May 31, 2009	5,601,767	—	5,601,767	$62,000

Total Fiscal 2009 Fourth Quarter	5,601,767	—	5,601,767	$62,000

(1)	Pursuant to publicly announced share repurchase programs from December 2003, we have repurchased approximately 106.5 million shares at a cost of $2.5 billion through May 31, 2009. The current program has no expiration date.

We initiated an accelerated share repurchase program during the first quarter of fiscal 2009. We paid $900 million and received 38.4 million shares under this program during the first quarter. We received an additional 5.6 million shares during the fourth quarter at no additional cost to us.

ITEM 6.    SELECTED FINANCIAL DATA

For the Fiscal Years Ended May	2009	2008	2007	2006	2005

Dollars in millions, except per share amounts
Net sales (1)	$12,731.2	$11,563.5	$10,489.5	$10,199.2	$10,066.7
Income from continuing operations (1)	$646.4	$518.9	$481.6	$462.9	$405.9
Net income	$978.4	$930.6	$764.6	$533.8	$641.5
Basic earnings per share:
Income from continuing operations (1)	$1.43	$1.06	$0.96	$0.89	$0.79
Net income	$2.16	$1.91	$1.52	$1.03	$1.24
Diluted earnings per share:
Income from continuing operations (1)	$1.42	$1.06	$0.95	$0.89	$0.78
Net income	$2.15	$1.90	$1.51	$1.03	$1.23
Cash dividends declared per share of common stock	$0.7600	$0.7500	$0.7200	$0.9975	$1.0775
At Year-End
Total assets	$11,073.3	$13,682.5	$11,835.5	$11,970.4	$13,042.8
Senior long-term debt (noncurrent)	$3,265.4	$3,186.9	$3,218.6	$2,753.3	$3,947.5
Subordinated long-term debt (noncurrent)	$195.9	$200.0	$200.0	$400.0	$400.0

(1)	Amounts exclude the impact of discontinued operations of the trading and merchandising business, the international agricultural products operations, the chicken business, the poultry business in Portugal, the specialty meats foodservice business, the packaged meats and cheese businesses, the seafood business, the Knott’s Berry Farm® business, the Cook’s® Ham business, and the Fernando’s® business.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a summary of significant factors relevant to our financial performance and condition. The discussion should be read together with our consolidated financial statements and related notes in Item 8, Financial Statements and Supplementary Data. Results for the fiscal year ended May 31, 2009 are not necessarily indicative of results that may be attained in the future.

Executive Overview

ConAgra Foods, Inc. (NYSE: CAG) is one of North America’s leading food companies, with brands in 97 percent of America’s households. Consumers find Banquet®, Chef Boyardee®, Egg Beaters®, Healthy Choice®, Hebrew National®, Hunt’s®, Marie Callender’s®, Orville Redenbacher’s®, PAM®, Peter Pan®, Reddi-wip®, and many other ConAgra Foods brands in grocery, convenience, mass merchandise, and club stores. ConAgra Foods also has a strong business-to-business presence, supplying potato, other vegetable, spice, and grain products to a variety of well-known restaurants, foodservice operators, and commercial customers.

Fiscal 2009 diluted earnings per share were $2.15, including $1.42 per diluted share of income from continuing operations and income of $0.73 per diluted share from discontinued operations. Fiscal 2008 diluted earnings per share were $1.90, including income from continuing operations of $1.06 per diluted share and income from discontinued operations of $0.84 per diluted share. Several items affect the comparability of results of continuing operations, as discussed below.

Items Impacting Comparability

Items of note impacting comparability for fiscal 2009 included the following:

Reported within Continuing Operations

•	charges totaling $50 million ($31 million after-tax) related to debt refinancing,

•	charges totaling $10 million ($8 million after-tax) under our restructuring plans,

•	charges totaling $33 million ($20 million after-tax) related to a product recall and associated insurance coverage dispute,

•	a gain of $19 million ($11 million after-tax) resulting from the Pemmican® beef jerky divestiture, and

•	net tax benefits of approximately $6 million primarily related to changes in estimates.

In addition, fiscal 2009 income per share benefited by approximately $.03 as a result of the fiscal year including 53 weeks.

Items of note impacting comparability for fiscal 2008 included the following:

Reported within Continuing Operations

•	charges totaling $45 million ($28 million after-tax) related to product recalls,

•	charges totaling $26 million ($16 million after-tax) under our restructuring plans, and

•	net tax benefits of approximately $19 million related to changes in our legal entity structure, favorable settlements, and changes in estimates.

Operating Initiatives

We continue to execute against our operational improvement initiatives that are intended to generate profitable sales growth, improve profit margins, and expand returns on capital over time.

Recent developments in our strategies and action plans include:

•	Pricing initiatives: We implemented price increases across a significant portion of our Consumer Foods portfolio in the latter portion of fiscal 2008 and early fiscal 2009, in response to significant increases in input costs. Although input cost increases moderated during fiscal 2009, we continue to actively monitor these costs and will consider additional pricing actions, as appropriate, to offset input cost increases.

•	Innovation: During fiscal 2009 we continued to benefit from innovation investments. As part of transforming our frozen foods operations and building on our snacks platform, we developed a variety of new products, including Marie Callender’s® Pasta Al Dente, Healthy Choice® All Natural Entrées, Healthy Choice® Asian Steamers, a renovated Banquet® dinner line, and Alexia® Natural Crunchy Snacks. In fiscal 2008, we introduced Healthy Choice® Café Steamerstm, Healthy Choice® Panini, new flavors of Healthy Choice® Soups, Hunt’s® Fire Roasted Diced Tomatoes, Orville Redenbacher’s® Smart Pop! Low Sodium, Orville Redenbacher’s® Natural, Chef Boyardee® Mac & Cheese, PAM Professional®, and Fleischmann’s® and Parkay® Soft Spreads to the market. Our Commercial Foods businesses, principally Lamb Weston, ConAgra Mills, and Gilroy Foods & Flavors, continue to invest in a variety of new foodservice products and ingredients for foodservice, food manufacturing, and industrial customers. Together with additional new products planned for fiscal 2010 and beyond, our new products are expected to contribute to additional sales growth in the future.

•	Sales growth initiatives: We continue to implement sales improvement initiatives focused on penetrating the fastest growing channels, better returns on customer trade arrangements, and optimizing shelf placement for our most profitable products. These, along with marketing initiatives, are intended to generate profitable sales growth.

•	Marketing Initiatives: We have increased our marketing investment to support our brands over the last few years and have added significantly to marketing talent throughout the organization. These changes have dramatically improved the quality of our communication with consumers as well as the strength of our consumer insights and overall execution of marketing plans. We sharpened our focus on marketing effectiveness and have developed a return-on-investment culture that promotes high returns on incremental marketing investments.

•	Reducing costs throughout the supply chain and the general and administrative functions:

•	As part of a focus on cost reduction, we initiated restructuring plans focused on streamlining our supply chain, reducing selling, general and administrative costs (“2006-2008 restructuring plan”), and streamlining the Consumer Foods international operations (“2008-2009 restructuring plan”). We have recognized substantially all of the $269 million of expected costs of these plans as of May 31, 2009. Together, these plans are generating significant annual savings.

References to the restructuring plans refer to both the 2006-2008 restructuring plan and the 2008-2009 restructuring plan, unless otherwise noted.

•	In addition to restructuring activities, we have ongoing initiatives focused on supply chain activities (i.e., manufacturing, logistics, and procurement functions), which have resulted in significant cost savings in both fiscal 2008 and 2009.

•	With respect to general and administrative costs, we continue to focus on controlling these costs through driving a “zero overhead growth” culture throughout the organization. We anticipate this initiative will generate benefits in fiscal 2010 and beyond.

•	Portfolio Strengthening: As part of our continuing efforts to simplify operations, enhance efficiency, and allow greater investment in our core food businesses going forward, we divested several businesses in fiscal 2008 and 2009, including our trading and merchandising operations (fiscal 2009), Pemmican® beef jerky business (fiscal 2009), and Knott’s Berry Farm® jelly and jam business (fiscal 2008). Except for the Pemmican® beef jerky business, the results of operations for each of these businesses are reflected in discontinued operations for all periods presented. Due to our continuing involvement with the business through providing sales and distribution services to the buyer for a period of up to five years, the results of operations of the Pemmican® business have not been reclassified as discontinued operations.

We also made strategic investments in fiscal 2008 and 2009 in order to enhance our portfolio. In fiscal 2009, we entered into a potato processing venture, Lamb Weston BSW, with an initial investment of $46 million. We consolidate this venture. In fiscal 2008, we acquired Alexia Foods, Lincoln Snacks, Watts Brothers, and Twin City Foods for a total of approximately $255 million in cash plus assumed liabilities.

Dispositions of Businesses

Before-tax proceeds from the trading and merchandising operations divestiture were comprised of (1) approximately $2.26 billion of cash, net of transaction costs (including incentive compensation amounts due to divested business employees), (2) payment-in-kind debt securities issued by the purchaser with aggregate principal amount of $550 million, recognized at fair market value of $479 million, and (3) a four-year warrant to purchase approximately 5% of the issued common equity of the purchaser, recognized at estimated fair market value of approximately $2 million. We recognized an after-tax gain on the divestiture of approximately $301 million.

Proceeds from the disposition of the trading and merchandising business were primarily used as follows: 1) to fund a $900 million accelerated share repurchase, 2) to pay down commercial paper borrowings outstanding as of the beginning of fiscal 2009 as well as commercial paper borrowings drawn for the purpose of funding working capital needs of the trading and merchandising business just prior to the disposition, and 3) to pay income taxes on the gain resulting from the transaction.

Before-tax proceeds from the Knott’s Berry Farm® divestiture were $55 million, with the transaction resulting in no significant gain or loss, while before-tax proceeds from the Pemmican® divestiture were approximately $29 million and we recognized an after-tax gain of approximately $11 million.

Capital Allocation

In fiscal 2009, we took advantage of a favorable interest rate environment and refinanced a portion of our debt. Specifically, we issued $1 billion aggregate principal amount of senior notes ($500 million maturing in 2014 and $500 million maturing in 2019), with an average blended interest rate of approximately 6.4%. With the proceeds from this debt issuance, we repaid approximately $900 million aggregate principal amount of senior notes and, in the process, paid approximately $50 million ($31 million after-tax) of premiums and related transaction fees. In addition, we contributed $100 million to our company-sponsored defined benefit pension plans.

In fiscal 2009, we funded an accelerated share repurchase program totaling $900 million (approximately 44.0 million shares of common stock), utilizing a portion of the proceeds from the trading and merchandising business divestiture.

In addition, during fiscal 2009, we executed the following:

•	repayment of $578 million of short-term debt;

•	capital expenditures of approximately $442 million; and

•	dividend payments of approximately $348 million.

Opportunities and Challenges

We believe our operating initiatives will favorably impact future sales, profits, and returns on capital. Because of the scope of change underway, there is risk that these broad change initiatives will not be successfully implemented. Input costs, competitive pressures, the ability to execute operational changes and implement pricing actions, among other factors, will affect the timing and impact of these initiatives.

We have faced increased costs for many of our significant raw materials, packaging, and energy inputs. We seek to mitigate the higher input costs through pricing and productivity initiatives, and through the use of derivative instruments used to economically hedge a portion of forecasted future consumption. We are also focusing on selling, general and administrative cost initiatives, as evidenced by the implementation of our restructuring plans as well as our zero overhead growth initiative. If the benefits from pricing actions, supply chain productivity improvements, economic hedges, and selling, general and administrative cost reduction initiatives are insufficient to cover these expected higher input costs, results of operations, particularly Consumer Foods operating profit, may continue to be negatively impacted.

Changing consumer preferences may impact sales of certain of our products. We offer a variety of food products that appeal to a range of consumer preferences and utilize innovation and marketing programs to develop products that fit with changing consumer trends. As part of these programs, we introduce new products and product extensions.

Consolidation of many of our customers continues to result in increased buying power, negotiating strength, and complex service requirements for those customers. This trend, which is expected to continue, may negatively impact gross margins, particularly in the Consumer Foods segment. In order to effectively respond to this customer consolidation, we continually evaluate our consumer marketing, sales, and customer service strategies. We are implementing trade promotion programs designed to improve return on investment and pursuing shelf placement and customer service improvement initiatives.

The continuing volatility in financial markets and the deterioration of national and global economic conditions could impact our business and operations in a variety of ways. Consumers may shift purchases to lower-priced private label or other value offerings or may forego certain purchases altogether during economic downturns, which may adversely affect our results of operations. The financial stability of our customers and suppliers may be compromised, which could result in additional bad debts for us or non-performance by suppliers. Volatility in the equity markets or interest rates could substantially increase our pension costs and required pension contributions. Decreased demand in the restaurant business, particularly casual and fine dining, may adversely affect our Commercial Foods operations.

Other

On June 9, 2009, an accidental explosion occurred at our manufacturing facility in Garner, North Carolina. This facility was the primary production facility for our Slim Jim® branded meat snacks. The packaging area of the plant is expected to be out of service for the foreseeable future. On June 13, 2009, the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives announced its determination that the explosion was the result of an accidental natural gas release, and not a deliberate act.

We maintain comprehensive property (including business interruption), workers’ compensation, and general liability insurance policies with very significant loss limits that we believe will provide substantial and broad coverage for the currently foreseeable losses arising from this accident. We anticipate that we will incur modest costs related to deductibles and co-payment obligations under available insurance policies, as well as other one-time costs that are not currently expected to be material.

SEGMENT REVIEW

We report our operations in two reporting segments:  Consumer Foods and Commercial Foods.

In June 2009, subsequent to our fiscal 2009 year end, we completed the divestiture of the Fernando’s® foodservice brand for proceeds of approximately $6.4 million. We reflected the results of these operations as discontinued operations for all periods presented. The assets and liabilities of the divested Fernando’s® business have been reclassified as assets and liabilities held for sale within our consolidated balance sheets for all periods presented.

Presentation of Commodity and Foreign Currency Derivative Gains and Losses in Segment Results

Prior to fiscal 2008, we designated certain commodity derivative instruments as cash flow hedges qualifying for hedge accounting treatment. We discontinued designating derivatives as cash flow hedges during the first quarter of fiscal 2008. In fiscal 2008, subsequent to the cessation of designating derivatives for hedge accounting treatment, derivative gains and losses were recorded immediately in our segment results as a component of cost of goods sold regardless of when the item being hedged impacted earnings.

Following the sale of our trading and merchandising operations and related organizational changes in fiscal 2009, we transferred the management of commodity hedging activities (except for those related to our milling operations) to a centralized procurement group. Beginning in the first quarter of fiscal 2009, we began to reflect realized and unrealized gains and losses from derivatives (except for those related to our milling operations) used to hedge anticipated commodity consumption in earnings immediately within general corporate expenses. The gains and losses are reclassified to segment operating results in the period in which the underlying item being hedged is recognized in cost of goods sold. We believe this change results in better segment management focus on key operational initiatives and improved transparency to derivative gains and losses.

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

The following table presents the net derivative losses from economic hedges of forecasted commodity consumption and foreign currency risk for fiscal 2009, under this new methodology (in millions):

Net derivative losses incurred	$80.9
Less: Net derivative losses allocated to reporting segments	75.6

Net derivative losses recognized in general corporate expenses	$5.3

Net derivative losses allocated to Consumer Foods	$48.0
Net derivative losses allocated to Commercial Foods	27.6

Net derivative losses included in segment operating profit	$75.6

Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify losses of $7.8 million and gains of $2.5 million to segment operating results in fiscal 2010 and 2011, respectively.

In fiscal 2008, net derivative gains from economic hedges of forecasted commodity consumption and currency risk of our foreign operations were $62.6 million in the Consumer Foods segment and $26.4 million in the Commercial Foods segment. In fiscal 2007, net derivative gains from economic hedges of forecasted commodity consumption and currency risk of our foreign operations were $14.0 million in the Consumer Foods segment and $7.6 million in the Commercial Foods segment.

Consumer Foods

The Consumer Foods reporting segment includes branded and private label food products that are sold in various retail and foodservice channels, principally in North America. The products include a variety of categories (meals, entrees, condiments, sides, snacks, and desserts) across frozen, refrigerated, and shelf-stable temperature classes. The segment is comprised of and managed through five subsegments as described below:

Grocery Foods North America—includes branded and private label refrigerated or shelf-stable food products that are sold in various retail and foodservice channels primarily across the United States. Major brands include: Angela Mia®, Chef Boyardee®, Egg Beaters®, Healthy Choice® Fresh Mixerstm, Hebrew National®, Hunt’s®, Manwich®, PAM®, Peter Pan®, Snack Pack®, Reddi-wip®, Rosarita®, Ro*Tel®, Swiss Miss®, and Van Camp’s ®. The segment also includes the consumer foods businesses in Mexico and Canada, which distribute packaged foods that are both locally manufactured and imported from the United States.

Frozen Foods—includes branded and private label frozen food products that are sold in various retail and foodservice channels across the United States. Major brands include: Alexia®, Banquet®, Healthy Choice®, Kid Cuisine®, and Marie Callender’s®.

Snacks and Store Brands—includes branded popcorn, meats, seeds, and specialty snacks, as well as private label food products that are sold in various retail and foodservice channels across the United States. Major brands include: ACT II®, DAVID®, Orville Redenbacher’s®, and Slim Jim®.

Enabler Brands—includes national and regional branded food products across shelf-stable, refrigerated, and frozen temperature classes. Products are sold in various retail and foodservice channels across the United States. Major brands include: Blue Bonnet®, La Choy®, Libby’s®, The Max®, Parkay®, and Wesson®.

Domestic Export—includes branded shelf-stable food products sold through distributors in various markets throughout the world.

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

Commercial Foods

The Commercial Foods reporting segment includes commercially branded foods and ingredients, which are sold principally to foodservice, food manufacturing, and industrial customers. The segment’s primary products include: specialty potato products, milled grain ingredients, a variety of vegetable products, seasonings, blends, and flavors, which are sold under brands such as ConAgra Mills®, Lamb Weston®, Gilroy Foods & Flavorstm, and Spicetec®.

2009 vs. 2008

Net Sales
($ in millions)

	Fiscal 2009	Fiscal 2008
Reporting Segment	Net Sales	Net Sales	% Increase

Consumer Foods
Grocery Foods North America	$2,900	$2,694	8%
Frozen Foods	1,877	1,730	8%
Snacks and Store Brands	1,505	1,395	8%
Enabler Brands	1,572	1,427	10%
Domestic Export	182	193	(5)%
Other	(5)	(3)	NA

Total Consumer Foods	8,031	7,436	8%
Commercial Foods	4,700	4,128	14%

Total	$12,731	$11,564	10%

Overall, our net sales increased $1.17 billion to $12.73 billion in fiscal 2009, reflecting improved pricing and mix in the Consumer Foods segment and increased pricing in the milling and specialty potato operations of the Commercial Foods segment.

Consumer Foods net sales for fiscal 2009 were $8.03 billion, an increase of 8% compared to fiscal 2008. Results reflected an increase of 7% from improved net pricing and product mix, and flat volume. Volume reflected a benefit of approximately 2% in fiscal 2009 due to the inclusion of an additional week of results. The strengthening of the U.S. dollar relative to foreign currencies resulted in a reduction of net sales of approximately 1% as compared to fiscal 2008. Highlights by subsegment are as follows:

Grocery Foods North America

Grocery Foods North America net sales were $2.90 billion, an increase of 8% compared to fiscal 2008. Results reflected net pricing and mix improvement of 7% and increased volume of approximately 3%. The increase in volume reflected a benefit of approximately 2% in fiscal 2009 due to the inclusion of an additional week of results. The strengthening of the U.S. dollar relative to foreign currencies resulted in a reduction of net sales (principally related to our operations in Canada and Mexico) of approximately 2% in fiscal 2009. Sales of some of the subsegment’s most significant brands, including Chef Boyardee®, Hebrew National®, Hunt’s®, Reddi-wip®, Manwich®, Peter Pan®, Ro*Tel®, Rosarita®, Snack Pack ®, and Swiss Miss®, grew in fiscal 2009. Sales of Egg Beaters® declined in fiscal 2009.

Frozen Foods

Frozen Foods net sales were $1.88 billion, an increase of 8% compared to fiscal 2008. Results reflected net pricing and mix improvement of 3% and increased unit volume of approximately 5%. Volume reflected a benefit of approximately 2% in fiscal 2009 due to the inclusion of an additional week of results. Sales of Banquet®, Healthy Choice®, Kid Cuisine®, and Marie Callender’s® branded products increased in fiscal 2009.

Snacks and Store Brands

Snacks and Store Brands net sales were $1.51 billion, an increase of 8% compared to fiscal 2008. Results reflected net pricing and mix improvement of 15%, partially offset by a decline in volume of 7%. Volume reflected a benefit of approximately 2% in fiscal 2009 due to the inclusion of an additional week of results. We achieved sales growth in fiscal 2009 for Crunch ‘N Munch®, DAVID®, Orville Redenbacher’s®, and Slim Jim®. Sales of ACT II® declined in fiscal 2009. The decrease in ACT II® volume reflected the elimination of certain low-margin sales in favor of more focus behind higher margin Orville Redenbacher’s® popcorn.

Enabler Brands

Enabler Brands net sales were $1.57 billion, an increase of 10% compared to fiscal 2008. Results reflected net pricing and mix improvement of approximately 11%, partially offset by a 1% decline in volume. Volume reflected a benefit of approximately 2% in fiscal 2009 due to the inclusion of an additional week of results. We achieved sales growth in fiscal 2009 for the following brands: Blue Bonnet®, La Choy®, Libby’s®, The Max®, Van Camp’s®, and Wesson®. These increases were offset by sales declines in Pemmican®.

Domestic Export

Domestic Export net sales were $182 million, a decrease of 5% compared to fiscal 2008. Results reflected net pricing and mix improvement of 7%, which was more than offset by a 12% decline in volume, reflecting our exit from a number of international markets in fiscal 2009. Volume reflected a benefit of approximately 2% in fiscal 2009 due to the inclusion of an additional week of results.

Commercial Foods net sales were $4.70 billion in fiscal 2009, an increase of $572 million, or 14% compared to fiscal 2008. Increased net sales reflected the pass through of higher wheat prices by the segment’s flour milling operations and higher selling prices in our Lamb Weston® specialty potato products business, partially offset by lower foodservice volumes for our potato products. Results reflected a benefit of approximately 2% due to the inclusion of an additional week in fiscal 2009. Net sales from Watts Brothers and Lamb Weston BSW, businesses acquired in the fourth quarter of fiscal 2008 and the second quarter of fiscal 2009, respectively, contributed $119 million to net sales in fiscal 2009.

Profit Contribution Margin (PCM)
(Net Sales less Cost of Goods Sold and Advertising and Promotion Expense)
($ in millions)

	Fiscal 2009	Fiscal 2008	% Increase/
Reporting Segment	PCM	PCM	(Decrease)

Consumer Foods
Grocery Foods North America	$729	$685	6%
Frozen Foods	349	326	7%
Snacks and Store Brands	324	294	10%
Enabler Brands	215	228	(5)%
Domestic Export	47	35	34%
Other	(7)	57	NA

Total Consumer Foods	1,657	1,625	2%
Commercial Foods	789	709	11%

Consumer Foods PCM for fiscal 2009 was $1.66 billion, an increase of $32 million, or 2%, compared to fiscal 2008. The increase in PCM reflected improved net pricing and mix and significant supply chain productivity savings, partially offset by significantly higher input costs in all subsegments. Consumer Foods PCM in fiscal 2008 included approximately $28 million of costs related to the recalls of pot pie and peanut butter products. Highlights by subsegment are as follows:

Grocery Foods North America

Grocery Foods North America PCM was $729 million, an increase of 6% compared to fiscal 2008. Results reflected increased volume of 3%, increased net pricing that more than offset higher input costs, and significant supply chain savings. The strengthening of the U.S. dollar relative to foreign currencies resulted in a reduction of PCM of approximately $17 million, net of the benefit of economic foreign currency hedges. Advertising and promotion costs were $14 million higher in fiscal 2009 than in fiscal 2008. PCM included costs of $6 million related to the peanut butter recall in fiscal 2008.

Frozen Foods

Frozen Foods PCM was $349 million, an increase of 7% compared to fiscal 2008. Results reflected increased volume of 5% and improved pricing and mix that more than offset higher input costs. Advertising and promotion costs were $16 million higher in fiscal 2009 than in fiscal 2008. PCM included costs of $21 million related to the pot pie recall in fiscal 2008.

Snacks and Store Brands

Snacks and Store Brands PCM was $324 million, an increase of 10% compared to fiscal 2008. Results reflected decreased volume of 7% and improved pricing and mix that more than offset higher input costs. The improvement in PCM, despite the decrease in volume reflects the elimination of certain low-margin ACT II® sales in favor of more focus behind higher margin Orville Redenbacher’s® popcorn.

Enabler Brands

Enabler Brands PCM was $215 million, a decrease of 5% compared to fiscal 2008. Results reflected decreased volume of 1%. Increases in net pricing were more than offset by the impact of higher input costs across the portfolio of brands, primarily due to an increase in the cost of edible oils.

Domestic Export

Domestic Export PCM was $47 million, an increase of 34% compared to fiscal 2008. Results reflected decreased volume of 12%. The impact of improved net pricing and mix was more than offset by the impact of higher input costs. Fiscal 2009 PCM was also favorably impacted by a $9 million decrease in advertising and promotion expense.

Other

Other Consumer Foods PCM included $48 million and $63 million of realized and unrealized net losses and gains, respectively, on derivative instruments used to economically hedge anticipated commodity input costs in fiscal 2009 and 2008, respectively.

Commercial Foods PCM was $789 million for fiscal 2009, an increase of $80 million, or 11%, compared to fiscal 2008. All major businesses in this segment experienced significantly higher input costs in fiscal 2009 than in fiscal 2008 and increased pricing to offset these higher costs. Improved results reflected increased PCM of $25 million in our flour milling operations due to high quality wheat crops and improved flour conversion margins. Our Lamb Weston specialty potato business achieved increased PCM of $46 million in fiscal 2009, reflecting PCM of $28 million from the Watts Brothers business acquired in late fiscal 2008 and the Lamb Weston BSW business acquired in the second quarter of fiscal 2009, as well as increased pricing that more than offset increased input costs and lower volume.

Selling, General and Administrative Expenses (includes General Corporate Expense) (“SG&A”)

SG&A expenses totaled $1.69 billion for fiscal 2009, a decrease of 4% compared to fiscal 2008. We estimate that the inclusion of an extra week in the fiscal 2009 results increased SG&A expenses by approximately 2%.

Selling, general and administrative expenses for fiscal 2009 reflected the following:

•	a decrease in incentive compensation expense of $53 million,

•	a charge of $49 million representing the net premium and fees paid to retire certain debt instruments prior to maturity,

•	a decrease in pension expense of $18 million,

•	a decrease in postretirement expense of $8 million,

•	a charge of $25 million related to a coverage dispute with an insurer,

•	a gain of $19 million from the sale of the Pemmican® brand,

•	a decrease in stock compensation expense of $17 million,

•	an increase in salaries expense of $11 million,

•	charges related to peanut butter and pot pie recalls of $11 million,

•	charges of $10 million related to the execution of our restructuring plans,

•	$5 million of income, net of direct pass-through costs, for reimbursement of expenses related to transition services provided to the buyers of certain divested businesses,

•	a gain of $5 million on the sale of a facility in our Commercial Foods segment, and

•	an increase in advertising and promotion expense of $5 million.

Included in SG&A expenses for fiscal 2008 were the following items:

•	charges of $22 million related to the execution of our restructuring plans,

•	charges related to product recalls of $21 million, and

•	$14 million of income, net of direct pass-through costs, for reimbursement of expenses related to transition services provided to the buyers of certain divested businesses.

Operating Profit
(Earnings before general corporate expense, interest expense, net, income taxes, and equity method investment earnings)
($ in millions)

	Fiscal 2009	Fiscal 2008
	Operating	Operating	% Increase/
Reporting Segment	Profit	Profit	(Decrease)

Consumer Foods	$956	$830	15%
Commercial Foods	584	512	14%

Consumer Foods operating profit increased $126 million in fiscal 2009 versus the prior year to $956 million. The increase was reflective of the increased PCM, discussed above, and was influenced by a number of factors, including:

•	restructuring costs included in selling, general and administrative expenses of $8 million and $19 million in fiscal 2009 and 2008, respectively,

•	costs of the product recalls classified in selling, general and administrative expenses of approximately $11 million and $21 million in fiscal 2009 and 2008, respectively,

•	a decrease in incentive compensation expense of $21 million, and

•	a gain of approximately $19 million related to the sale of the Pemmican® brand.

Commercial Foods operating profit increased $72 million to $584 million in fiscal 2009. Operating profit improvement was principally driven by the improved PCM, as discussed above.

Interest Expense, Net

In fiscal 2009, net interest expense was $186 million, a decrease of $67 million, or 26%, from fiscal 2008. The reduction in net interest expense reflects interest income of $78 million in fiscal 2009, largely due to the payment-in-kind notes received in June 2008 in connection with the divestiture of our trading and merchandising operations.

Equity Method Investment Earnings

We include our share of the earnings of certain affiliates based on our economic ownership interest in the affiliates. Significant affiliates produce and market potato products for retail and foodservice customers. Our share of earnings from our equity method investments were $24 million ($3 million in the Consumer Foods segment and $21 million in the Commercial Foods segment) and $50 million ($1 million in the Consumer Foods segment and $49 million in the Commercial Foods segment) in fiscal 2009 and 2008, respectively. The decrease in equity method investment earnings in Commercial Foods was driven by the reduced profits of a foreign potato venture, resulting primarily from excess supply of potato products in the venture’s market.

Results of Discontinued Operations

Our discontinued operations generated after-tax earnings of $332 million in fiscal 2009. In fiscal 2009, we completed the sale of the trading and merchandising operations and recognized an after-tax gain on the disposition of approximately $301 million. In the fourth quarter of fiscal 2009, we made a decision to sell certain small foodservice brands. The sale of these brands was completed in June 2009, subsequent to our fiscal 2009. We recognized after-tax impairment charges of $6 million in anticipation of this divestiture.

Our discontinued operations generated after-tax earnings of $412 million in fiscal 2008.

Income Taxes and Net Income

Our income tax expense was $337 million in fiscal 2009. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was 34% for fiscal 2009.

During fiscal 2008, we adjusted our estimates of income taxes payable due to increased benefits from a domestic manufacturing deduction and lower foreign income taxes, resulting in a lower than normal effective tax rate of 30%.

The Company expects its effective tax rate in fiscal 2010, exclusive of any unusual transactions or tax events, to be in the range of 34% to 35%.

Net income was $978 million, or $2.15 per diluted share, in fiscal 2009, compared to $931 million, or $1.90 per diluted share, in fiscal 2008.

2008 vs. 2007

Net Sales
($ in millions)

	Fiscal 2008	Fiscal 2007
Reporting Segment	Net Sales	Net Sales	% Increase

Consumer Foods
Grocery Foods North America	$2,694	$2,563	5%
Frozen Foods	1,730	1,660	4%
Snacks and Store Brands	1,395	1,383	1%
Enabler Brands	1,427	1,293	10%
Domestic Export	193	168	15%
Other	(3)	1	NA

Total Consumer Foods	7,436	7,068	5%
Commercial Foods	4,128	3,422	21%

Total	$11,564	$10,490	10%

Overall, our net sales increased $1.07 billion to $11.56 billion in fiscal 2008, reflecting increased pricing in the milling and specialty potato operations of the Commercial Foods segment and increased volume and pricing in the Consumer Foods segment.

Consumer Foods net sales for fiscal 2008 were $7.44 billion, an increase of 5% compared to fiscal 2007. Results reflect an increase of three percentage points from improved net pricing and product mix and two percentage points of improvement from higher volumes. We initiated a peanut butter recall in the third quarter of fiscal 2007 and reintroduced Peter Pan® peanut butter products in August 2007. Sales of all peanut butter products, including both branded and private label, in fiscal 2008 were $14 million lower than comparable amounts in fiscal 2007. Consumer Foods net sales were also adversely impacted by the recall of Banquet® and private label pot pies in the second quarter of fiscal 2008. Net sales of pot pies were lower by approximately $22 million in fiscal 2008, relative to fiscal 2007, primarily due to product returns and lost sales of Banquet® and private label pot pies. Highlights by subsegment are as follows:

Grocery Foods North America

Grocery Foods North America net sales were $2.69 billion, an increase of 5% compared to fiscal 2007. Results reflected increased sales of approximately 4% due to volume and mix. The strengthening of foreign currencies relative to the U.S. dollar accounted for approximately 1% of the increase in sales. Net pricing was essentially flat. Net sales of some of the subsegment’s most significant brands, including Chef Boyardee®, Egg Beaters®, Hebrew National®, Hunt’s®, Manwich®, Ro*Tel®, Rosarita®, and Snack Pack®, grew in fiscal 2008. Sales of Reddi-wip® and Swiss Miss® declined in fiscal 2008.

Frozen Foods

Frozen Foods net sales were $1.73 billion, an increase of 4% compared to fiscal 2007. Results reflected increased sales of approximately 2% due to volume and mix and net pricing increases of approximately 2%. Sales of Healthy Choice® and Marie Callender’s® branded products increased, offset by net sales declines in the Banquet® and Kid Cuisine® product lines. Net sales from the Alexia® business, acquired in fiscal 2008, resulted in an increase of $35 million in net sales in fiscal 2008. Banquet® net sales were lower by $10 million in fiscal 2008 primarily due to the pot pie recall.

Snacks and Store Brands

Snacks and Store Brands net sales were $1.40 billion, an increase of 1% compared to fiscal 2007. Results reflected decreased sales of approximately 1% from lower volume and mix, offset by improved net pricing of approximately 2%. Sales of the Orville Redenbacher’s® brand increased, offset by sales declines in ACT II®, Pemmican®, and Slim Jim®. Net sales from the Lincoln Snacks business, acquired during fiscal 2008, resulted in a $30 million increase as compared to fiscal 2007. The peanut butter and pot pie recalls, which included store brands, negatively impacted this subsegment’s net sales by $23 million in fiscal 2008 compared to fiscal 2007.

Enabler Brands

Enabler Brands net sales were $1.43 billion, an increase of 10% compared to fiscal 2007. Results reflect increases of approximately 7% due to net pricing and approximately 3% due to volume and mix. Sales of Wesson®, Blue Bonnet®, Libby’s®, Wolf®, and The Max® brands increased. These increases were offset by net sales declines in Angela Mia® and Parkay®. A refrigerated pizza business, sold during fiscal 2007, generated sales of $17 million in fiscal 2007.

Domestic Export

Domestic Export net sales were $193 million, an increase of 15% compared to fiscal 2007. These results reflected a 15% increase principally due to volume and mix. The net pricing impact was flat.

Commercial Foods net sales were $4.13 billion in fiscal 2008, an increase of $706 million, or 21%. Increased sales are reflective of higher sales prices in our milling operations due to higher grain prices, and price and volume increases in our specialty potato and dehydrated vegetable operations. The fiscal 2007 divestiture of an oat milling operation resulted in a reduction of sales of $27 million for fiscal 2008, partially offset by increased sales of $18 million from the acquisition of Watts Brothers in February 2008.

Profit Contribution Margin (PCM)
(Net Sales less Cost of Goods Sold and Advertising and Promotion Expense)
($ in millions)

	Fiscal 2008	Fiscal 2007	% Increase/
Reporting Segment	PCM	PCM	(Decrease)

Consumer Foods
Grocery Foods North America	$685	$768	(11)%
Frozen Foods	326	330	(1)%
Snacks and Store Brands	294	343	(14)%
Enabler Brands	228	283	(19)%
Domestic Export	35	27	30%
Other	57	(64)	NA

Total Consumer Foods	1,625	1,687	(4)%
Commercial Foods	709	578	23%

Consumer Foods PCM for fiscal 2008 was $1.63 billion, a decrease of $62 million, or 4%, from the prior year. The decrease in PCM reflected significantly higher input costs, partially offset by improved net pricing, mix, and volume. The increased input costs were partially offset by productivity improvements and gains on derivatives held to economically hedge current and future input costs. The factors impacting comparability of Consumer Foods net sales also impact the comparability of Consumer Foods PCM. Due to the peanut butter recall that was initiated in the third quarter of fiscal 2007 and the subsequent reintroduction of Peter Pan® peanut butter products in August 2007, PCM in the Consumer Foods segment is not comparable across periods. Consumer Foods PCM from all peanut butter products, including both branded and private label, in fiscal 2008 was $23 million lower than comparable amounts in fiscal 2007. Consumer Foods PCM on Banquet® and private label pot pies products were lower by approximately $22 million in fiscal 2008, relative to fiscal 2007, primarily due to product returns and lost sales. Newly acquired businesses contributed $13 million to PCM in fiscal 2008. Costs of implementing our restructuring plans reduced Consumer Foods PCM for fiscal 2008 and 2007 by $4 million and $45 million, respectively. Highlights by subsegment are as follows:

Grocery Foods North America

Grocery Foods North America PCM was $685 million, a decrease of 11%. Increased sales were offset by higher input costs across the portfolio of brands that decreased PCM by approximately 19%. Advertising and promotion costs were in line with prior year levels. The change in PCM includes a benefit of approximately $11 million due to favorable foreign currency exchange rate changes. Peter Pan® PCM was lower by $21 million in fiscal 2008 as compared to fiscal 2007 primarily due to the peanut butter recall that was initiated in the third quarter of fiscal 2007. Peter Pan® peanut butter products were reintroduced in August 2007, affecting the year-over-year results of the operations.

Frozen Foods

Frozen Foods PCM was $326 million, a decrease of 1%. The impact of increased sales and lower advertising and promotion expense was more than offset by higher input costs across the portfolio of brands. Banquet® PCM was lower by $17 million in fiscal 2008 as compared to fiscal 2007 primarily due to the pot pie recall.

Snacks and Store Brands

Snacks and Store Brands PCM was $294 million, a decrease of 14%. Increases due to the impact of higher sales and lower advertising and promotion expense were more than offset by higher input costs across the portfolio of brands. The peanut butter and pot pie recalls, which included store brands, negatively impacted this subsegment’s PCM by $7 million in fiscal 2008 compared to fiscal 2007.

Enabler Brands

Enabler Brands PCM was $228 million, a decrease of 19%. Increases in net sales were more than offset by the impact of higher input costs across the portfolio of brands, primarily due to the increase in cost of edible oils. Advertising and promotion expense was in line with prior year levels.

Domestic Export

Domestic Export PCM was $35 million, an increase of 30%. The impact of increased sales was offset by the impact of input costs. Fiscal 2008 PCM was also favorably impacted by a decrease in advertising and promotion expense.

Other Consumer Foods PCM for fiscal 2008 principally includes net gains on derivatives held to economically hedge current and future input costs, partially offset by restructuring and other expenses not allocated directly to subsegments. For fiscal 2007, Other Consumer Foods PCM principally includes restructuring costs and other expenses not allocated directly to subsegments, partially offset by net gains on derivatives held to economically hedge current and future input costs. These amounts are not reflected in subsequent PCM results.

Commercial Foods PCM was $709 million for fiscal 2008, an increase of $131 million, or 23%, over the prior year. Improved results reflected increased PCM of $68 million in our milling operations due to a favorable wheat commodity environment and improved flour conversion margins. We also achieved an increase in PCM of $61 million in our specialty potato business as benefits from pricing, volume growth, and product mix management exceeded the impact of higher input costs. Results also reflected gains on derivatives held to economically hedge current and future input costs as well as profits from wheat derivatives trading.

Selling, General and Administrative Expenses (includes General Corporate Expense) (“SG&A”)

SG&A expenses totaled $1.76 billion for fiscal 2008, virtually unchanged from the prior fiscal year.

Selling, general and administrative expenses for fiscal 2008 reflected the following:

•	a decrease in advertising and promotion expense of $58 million,

•	an increase in salaries expense of $45 million,

•	a decrease in incentive compensation expense of $41 million,

•	charges of $22 million related to the execution of our restructuring plans,

•	charges related to product recalls of $21 million,

•	$14 million of income, net of direct pass-through costs, for reimbursement of expenses related to transition services provided to the buyers of certain divested businesses, and

•	a decrease in charitable contributions of $12 million.

Included in SG&A expenses for fiscal 2007 were the following items:

•	charges of $57 million related to our restructuring plans,

•	charges related to the peanut butter recall of $36 million,

•	$23 million of income, net of direct pass-through costs, for reimbursement of expenses related to transition services provided to the buyers of certain divested businesses,

•	gains of $27 million related to the disposition of an oat milling business, certain international licensing rights for a small brand, and four corporate aircraft,

•	a benefit of $13 million for favorable legal settlements, and

•	a benefit of $7 million related to a favorable resolution of franchise tax matters.

Operating Profit
(Earnings before general corporate expense, interest expense, net, income taxes, and equity method investment earnings)
($ in millions)

	Fiscal 2008	Fiscal 2007
	Operating	Operating	% Increase/
Reporting Segment	Profit	Profit	(Decrease)

Consumer Foods	$830	$911	(9)%
Commercial Foods	512	435	18%

Consumer Foods operating profit decreased $81 million in fiscal 2008 versus the prior fiscal year to $830 million. The decrease for the fiscal year was reflective of the decreased PCM, discussed above, and was influenced by a number of factors, including:

•	restructuring costs included in selling, general and administrative expenses of $19 million and $40 million in fiscal 2008 and 2007, respectively,

•	costs of the product recalls classified in selling, general and administrative expenses of approximately $21 million and $36 million in fiscal 2008 and 2007, respectively,

•	a $23 million decrease in transition services reimbursement income, net of direct pass-through costs, related to transition services provided to the buyers of certain divested businesses in fiscal 2007. In fiscal 2008, similar reimbursement income of $14 million is reflected in general corporate expenses and did not impact operating profit, and

•	a gain of approximately $4 million related to the sale of certain international licensing rights.

Commercial Foods operating profit increased $77 million to $512 million in fiscal 2008. Operating profit improvement was principally driven by the improved PCM, as discussed above. Other factors affecting the increased operating profit included higher selling expense and compensation costs in fiscal 2008, and gains recorded in fiscal 2007 of $18 million related to our sale of an oat milling business and $8 million resulting from a legal settlement related to a fire.

Interest Expense, Net

In fiscal 2008, net interest expense was $253 million, an increase of $34 million, or 15%, over the prior fiscal year. Increased interest expense reflected our use of commercial paper to finance higher working capital balances in all segments, particularly in the trading and merchandising business which is now presented within discontinued operations. We also earned less interest income due to lower balances of cash on hand in fiscal 2008.

Equity Method Investment Earnings

We include our share of the earnings of certain affiliates based on our economic ownership interest in the affiliates. Significant affiliates produce and market potato products for retail and foodservice customers. Our share of earnings from our equity method investments was $50 million ($1 million in the Consumer Foods segment and $49 million in the Commercial Foods segment) and $28 million ($2 million in the Consumer Foods segment and $26 million in the Commercial Foods segment) in fiscal 2008 and 2007, respectively. The increase in equity method investment earnings in Commercial Foods was driven by improved performance of a foreign potato venture.

Results of Discontinued Operations

Income from discontinued operations was $412 million, net of tax, in fiscal 2008. Included in these amounts are:

•	pre-tax earnings of $669 million, largely the result of very strong profits from the fertilizer, agricultural merchandising, energy trading, and agricultural trading operations of the trading and merchandising business, and

•	income tax expense of $257 million.

Income from discontinued operations was $283 million, net of tax, in fiscal 2007. Included in these amounts are:

•	pre-tax earnings of $459 million from operations of discontinued businesses, largely the result of strong profits from the trading of fertilizer and crude oil in the trading and merchandising business, a pre-tax curtailment gain of $9 million related to postretirement benefits of the packaged meats operations divested in fiscal 2007, and an $8 million gain related to a legal settlement in connection with the packaged meats operations,

•	impairment charges of $21 million based on the final negotiations related to the sale of the packaged meats operations during the second quarter of fiscal 2007,

•	a gain of $64 million primarily from the disposition of our packaged cheese business and a dietary supplement business, and

•	income tax expense of $176 million.

Income Taxes and Net Income

The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was 30% for fiscal 2008. During fiscal 2008, we adjusted our estimates of income taxes payable due to increased benefits from a domestic manufacturing deduction and lower foreign income taxes, resulting in a lower than normal effective tax rate. These impacts and tax benefits related to a change in the legal structure of our subsidiaries are the primary contributors to the decrease in the year-to-date effective tax rate from fiscal 2007.

The effective tax rate was 34% in fiscal 2007. In 2007, state income taxes included approximately $24 million of benefits related to the implementation of tax planning strategies and changes in estimates, principally related to state tax jurisdictions. These benefits were offset by the tax impact of an Internal Revenue Service audit settlement.

Net income was $931 million, or $1.90 per diluted share, in fiscal 2008, compared to $765 million, or $1.51 per diluted share, in fiscal 2007.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity and Capital

Our primary financing objective is to maintain a prudent capital structure that provides us flexibility to pursue our growth objectives. We currently use short-term debt principally to finance ongoing operations, including our seasonal requirements for working capital (accounts receivable, prepaid expenses and other current assets, and inventories, less accounts payable, accrued payroll, and other accrued liabilities) and a combination of equity and long-term debt to finance both our base working capital needs and our noncurrent assets.

Commercial paper borrowings (usually less than 30 days maturity) are reflected in our consolidated balance sheets within notes payable. At May 31, 2009, we had a $1.5 billion multi-year revolving credit facility with a syndicate of financial institutions which matures in December 2011. The multi-year facility has historically been used solely as a back-up facility for our commercial paper program. As of May 31, 2009, there were no outstanding borrowings under the facility. Borrowings under the multi-year facility bear interest at or below prime rate and may be prepaid without penalty. The multi-year facility requires that our consolidated funded debt not exceed 65% of our consolidated capital base, and that our fixed charges coverage ratio be greater than 1.75 to 1.0. As of the end of fiscal 2009, the Company was in compliance with these financial covenants.

As of the end of fiscal 2009, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the revolving credit facility, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult.

During the fourth quarter of fiscal 2009, we issued $1 billion aggregate principal amount of senior notes ($500 million maturing in 2014 and $500 million maturing in 2019), with an average blended interest rate of approximately 6.4%. We subsequently repaid approximately $900 million aggregate principal amount of senior notes with maturities of 2010, 2011, and 2027. We incurred charges of $50 million for the premium paid and transaction costs associated with the debt retirement. We also contributed $100 million to our pension plans in order to improve the funded status of the plans.

We have repurchased our shares of common stock from time to time based on repurchase limits authorized by our Board of Directors and market conditions. During fiscal 2008 we repurchased $188 million of our shares. During fiscal 2009, we executed an accelerated share repurchase, buying back approximately 44 million shares of our common stock at a cost of $900 million. At May 31, 2009, our current share repurchase authorization was essentially exhausted.

During the first quarter of fiscal 2009, we sold our trading and merchandising operations for proceeds of: 1) approximately $2.2 billion in cash, net of transaction costs, 2) $550 million (face value) of payment-in-kind debt securities issued by the purchaser (the “Notes”) which was recorded at an initial estimated fair value of $479 million, 3) a short-term receivable of $37 million due from the purchaser (which was subsequently collected), and 4) a four-year warrant to acquire approximately 5% of the issued common equity of the parent company of the divested operations, which has been recorded at an estimated fair value of $1.8 million. The Notes, which are classified as other assets, had a carrying value of $522 million at May 31, 2009.

Cash Flows

In fiscal 2009, we generated $72 million of cash, which was the net result of $124 million generated from operating activities, $1.79 billion generated from investing activities, and $1.83 billion used in financing activities.

Cash generated from operating activities of continuing operations totaled $978 million for fiscal 2009 as compared to $371 million generated in fiscal 2008. In fiscal 2008, cash flows from income of continuing operations were largely absorbed by increased working capital requirements, particularly due to increased quantities and unit costs of inventory. In fiscal 2009, improved income from continuing operations and working capital management efforts resulted in significantly improved cash flows from operating activities of continuing operations. Specifically, we improved the speed of our collection of accounts receivable and converted derivative positions used in our economic hedging activities to cash, which more than offset the increase in crop-based inventory balances in our Commercial Foods businesses. The increased inventory balances in our Commercial Foods businesses are largely due to the purchase of strong potato and garlic crops, coupled with lower demand in the foodservice channel. We also contributed $112 million to our Company-sponsored pension plans in fiscal 2009. Cash used in operating activities of discontinued operations was $854 million in fiscal 2009, primarily due to the increase in commodity inventory balances and derivative assets in the trading and merchandising business during the brief period we held that business prior to its divestiture in June 2008. Cash used in operating activities of discontinued operations was $278 million in fiscal 2008.

Cash used in investing activities of continuing operations totaled $467 million in fiscal 2009 and $676 million in fiscal 2008. Investing activities of continuing operations in fiscal 2009 consisted primarily of capital expenditures of $442 million and acquisitions of businesses (including Lamb Weston BSW) and intangible assets totaling $84 million, partially offset by sales of businesses (including the Pemmican® business) and fixed assets. Investing activities of continuing operations in fiscal 2008 consisted primarily of expenditures of $255 million related to the acquisition of businesses (see Note 3 to the consolidated financial statements) and capital expenditures of $489 million, which included approximately $39 million of expenditures related to the purchase of certain warehouse facilities from our lessors (these warehouses were sold for proceeds of approximately $36 million to unrelated third parties immediately thereafter), offset by $30 million of proceeds from the sale of property, plant, and equipment. We generated $2.26 billion of cash from investing activities of discontinued operations in fiscal 2009 from the disposition of the trading and merchandising business. We generated $32 million from investing activities from discontinued operations in fiscal 2008, primarily from the sale of the Knott’s Berry Farm® jams and jellies brand and operations.

Cash used in financing activities totaled $1.83 billion in fiscal 2009, as compared to cash used in financing activities of $22 million in fiscal 2008. During fiscal 2009, we repurchased $900 million of our common stock as part of our share repurchase program, we reduced our short-term borrowings by $578 million, and paid dividends of $348 million. We refinanced certain of our long-term debt in fiscal 2009, issuing $1 billion aggregate principal amount of senior notes ($500 million maturing in 2014 and $500 million maturing in 2019.) We repaid $950 million aggregate principal amount of senior and subordinated notes throughout the year (net losses of $49 million on the retirement of debt are also reflected as financing cash outflows). During fiscal 2008, we repurchased $188 million of our common stock as part of our share repurchase program and paid dividends of $362 million. As part of the Watts Brothers acquisition, we repaid $64 million of assumed long-term debt subsequent to the acquisition. In addition to these early retirements of debt, we made scheduled principal payments of debt and payments of lease financing obligations during fiscal 2008, reducing long-term debt by $21 million. Also, during fiscal 2008, we increased our short-term borrowings by $577 million, primarily reflecting the financing of significantly increased working capital.

We estimate our capital expenditures in fiscal 2010 will be approximately $475 million. Management believes that existing cash balances, cash flows from operations, existing credit facilities, and access to capital markets will provide sufficient liquidity to meet our working capital needs, planned capital expenditures, and payment of anticipated quarterly dividends for at least the next twelve months.

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

Due to the consolidation of the variable interest entities, we reflected in our balance sheets:

	May 31,	May 25,
	2009	2008

Cash	$1.2	$—
Receivables, net	12.6	—
Inventories	3.1	—
Prepaid expenses and other current assets	0.1	—
Property, plant and equipment, net	100.5	51.8
Goodwill	18.6	—
Brands, trademarks and other intangibles, net	10.6	—

Total assets	$146.7	$51.8

Current installments of long-term debt	$6.1	$3.3
Accounts payable	4.3	—
Accrued payroll	0.2	—
Other accrued liabilities	0.7	0.6
Senior long-term debt, excluding current installments	83.3	50.9
Other noncurrent liabilities (minority interest)	27.3	—

Total liabilities	$121.9	$54.8

The liabilities recognized as a result of consolidating these entities do not represent additional claims on the general assets of the Company. The creditors of these entities have claims only on the assets of the specific variable interest entities to which they have advanced credit.

OBLIGATIONS AND COMMITMENTS

As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as debt agreements, lease agreements, and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as “take-or-pay” contracts). The unconditional purchase obligation arrangements are entered into in our normal course of business in order to ensure adequate levels of sourced product are available. Of these items, debt and capital lease obligations, which totaled $3.6 billion as of May 31, 2009, were recognized as liabilities in our consolidated balance sheet. Operating lease obligations and unconditional purchase obligations, which totaled approximately $1.0 billion as of May 31, 2009, in accordance with generally accepted accounting principles, were not recognized as liabilities in our consolidated balance sheet.

A summary of our contractual obligations at the end of fiscal 2009 was as follows (including obligations of discontinued operations):

	Payments Due by Period
($ in millions)		Less than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Years

Long-term debt	$3,540.5	$10.4	$615.7	$538.1	$2,376.3
Capital lease obligations	65.9	5.0	8.4	5.8	46.7
Operating lease obligations	366.3	64.2	110.6	74.8	116.7
Purchase obligations	644.7	459.2	167.5	9.6	8.4

Total	$4,617.4	$538.8	$902.2	$628.3	$2,548.1

We are also contractually obligated to pay interest on our long-term debt and capital lease obligations. The weighted average interest rate of the long-term debt obligations outstanding as of May 31, 2009 was approximately 7.0%.

We consolidate the assets and liabilities of certain entities that have been determined to be variable interest entities and for which we have been determined to be the primary beneficiary of these entities. The amounts reflected in contractual obligations of long-term debt, in the table above, include $89 million of liabilities of these variable interest entities to the creditors of such entities. The long-term debt recognized as a result of consolidating these entities does not represent additional claims on our general assets. The creditors of these entities have claims only on the assets of the specific variable interest entities. As of May 31, 2009, we were obligated to make rental payments of $60 million to the variable interest entities, of which $7 million is due in less than one year, $23 million is due in one to three years, and $30 million is due in three to five years. Such amounts are not reflected in the table above.

The purchase obligations noted in the table above do not reflect approximately $474 million of open purchase orders, some of which are not legally binding. These purchase orders will be settled in the ordinary course of business in less than one year.

As part of our ongoing operations, we also enter into arrangements that obligate us to make future cash payments only upon the occurrence of a future event (e.g., guarantee debt or lease payments of a third party should the third party be unable to perform). In accordance with generally accepted accounting principles, the following commercial commitments are not recognized as liabilities in our consolidated balance sheet. A summary of our commitments, including commitments associated with equity method investments, as of the end of fiscal 2009, was as follows:

	Amount of Commitment Expiration per Period
($ in millions)		Less than			After 5
Other Commercial Commitments	Total	1 Year	1-3 Years	3-5 Years	Years

Guarantees	$88.6	$45.7	$7.1	$5.4	$30.4
Other Commitments	0.4	0.4	—	—	—

Total	$89.0	$46.1	$7.1	$5.4	$30.4

In certain limited situations, we will guarantee an obligation of an unconsolidated entity. We have outstanding guarantees of certain railcar leases of the divested trading and merchandising business (now operating as the Gavilon Group, LLC (“Gavilon”)); the railcar leases were in place prior to the divestiture and the parties are working with the lessors to secure our release. The remaining terms of these lease agreements do not exceed two years and the maximum amount of future payments we have guaranteed was $3 million as of May 31, 2009. We have not established a liability for these guarantees, which are included in the table above, as we have determined that the likelihood of our required performance under the guarantees is remote.

We guarantee certain leases and other commercial obligations resulting from our fresh beef and pork divestiture. The remaining terms of these arrangements do not exceed seven years and the maximum amount of future payments we have guaranteed was approximately $18 million as of May 31, 2009. We have also guaranteed the performance of the divested fresh beef and pork business with respect to a hog purchase contract. The hog purchase contract requires the divested fresh beef and pork business to purchase a minimum of approximately 1.2 million hogs annually through 2014. The contract stipulates minimum price commitments, based in part on market prices, and in certain circumstances also includes price adjustments based on certain inputs.

We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At May 31, 2009, the amount of supplier loans effectively guaranteed by us was approximately $40 million, included in the table above. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.

We are a party to a supply agreement with an onion processing company. We have guaranteed repayment of a loan of this supplier, under certain conditions. At May 31, 2009, the amount of this loan was $25 million, included in the table above. In the event of default on this loan by the supplier, we have the contractual right to purchase the loan from the lender, thereby giving us the rights to underlying collateral. We have not established a liability in connection with this guarantee, as we believe the likelihood of financial exposure to us under this agreement is remote.

The obligations and commitments tables above do not include any reserves for income taxes under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (as amended), as we are unable to reasonably estimate the ultimate timing of settlement of our reserves for income taxes. The liability for gross unrecognized tax benefits at May 31, 2009 was $75 million.

CRITICAL ACCOUNTING ESTIMATES

The process of preparing financial statements requires the use of estimates on the part of management. The estimates used by management are based on our historical experiences combined with management’s understanding of current facts and circumstances. Certain of our accounting estimates are considered critical as they are both important to the portrayal of our financial condition and results and require significant or complex judgment on the part of management. The following is a summary of certain accounting estimates considered critical by management.

Our Audit Committee has reviewed management’s development, selection, and disclosure of the critical accounting estimates.

Marketing Costs—We incur certain costs to promote our products through marketing programs, which include advertising, retailer incentives, and consumer incentives. We recognize the cost of each of these types of marketing activities in accordance with generally accepted accounting principles. The judgment required in determining when marketing costs are incurred can be significant. For volume-based incentives provided to retailers, management must continually assess the likelihood of the retailer achieving the specified targets. Similarly, for consumer coupons, management must estimate the level at which coupons will be redeemed by consumers in the future. Estimates made by management in accounting for marketing costs are based primarily on our historical experience with marketing programs with consideration given to current circumstances and industry trends. As these factors change, management’s estimates could change and we could recognize different amounts of marketing costs over different periods of time.

In fiscal 2009, we entered into approximately 120,000 individual marketing programs with customers, resulting in annual costs in excess of $2.5 billion, which are reflected as a reduction of net sales. Changes in the assumptions used in estimating the cost of any of the individual customer marketing programs would not result in a material change in our results of operations or cash flows.

Advertising and promotion expenses of continuing operations totaled $399 million, $393 million, and $451 million in fiscal 2009, 2008, and 2007, respectively.

Income Taxes—Our income tax expense is based on our income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our income tax expense and in evaluating our tax positions, including evaluating uncertainties under Financial Accounting Standards Board Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes. Management reviews our tax positions quarterly and adjusts the balances as new information becomes available. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. Management evaluates the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These estimates of future taxable income inherently require significant judgment. Management uses historical experience and short and long-range business forecasts to develop such estimates. Further, we employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. To the extent management does not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.

Further information on income taxes is provided in Note 15 to the consolidated financial statements.

Environmental Liabilities—Environmental liabilities are accrued when it is probable that obligations have been incurred and the associated amounts can be reasonably estimated. Management works with independent third-party specialists in order to effectively assess our environmental liabilities. Management estimates our environmental liabilities based on evaluation of investigatory studies, extent of required cleanup, our known volumetric contribution, other potentially responsible parties, and our experience in remediating sites. Environmental liability estimates may be affected by changing governmental or other external determinations of what constitutes an environmental liability or an acceptable level of cleanup. Management’s estimate as to our potential liability is independent of any potential recovery of insurance proceeds or indemnification arrangements. Insurance companies and other indemnitors are notified of any potential claims and periodically updated as to the general status of known claims. We do not discount our environmental liabilities as the timing of the anticipated cash payments is not fixed or readily determinable. To the extent that there are changes in the evaluation factors identified above, management’s estimate of environmental liabilities may also change.

We have recognized a reserve of approximately $89 million for environmental liabilities as of May 31, 2009. Historically, the underlying assumptions utilized in estimating this reserve have been appropriate as actual payments have neither differed materially from the previously estimated reserve balances, nor have significant adjustments to this reserve balance been necessary. The reserve for each site is determined based on an assessment of the most likely required remedy and a related estimate of the costs required to effect such remedy.

Employment-Related Benefits—We incur certain employment-related expenses associated with pensions, postretirement health care benefits, and workers’ compensation. In order to measure the expense associated with these employment-related benefits, management must make a variety of estimates including discount rates used to measure the present value of certain liabilities, assumed rates of return on assets set aside to fund these expenses, compensation increases, employee turnover rates, anticipated mortality rates, anticipated health care costs, and employee accidents incurred but not yet reported to us. The estimates used by management are based on our historical experience as well as current facts and circumstances. We use third-party specialists to assist management in appropriately measuring the expense associated with these employment-related benefits. Different estimates used by management could result in us recognizing different amounts of expense over different periods of time.

We recognized pension expense from Company plans of $38 million, $56 million, and $75 million in fiscal years 2009, 2008, and 2007, respectively, which reflected expected returns on plan assets of $159 million, $149 million, and $134 million, respectively. We contributed $112 million, $8 million, and $172 million to our pension plans in fiscal years 2009, 2008, and 2007, respectively. We anticipate contributing approximately $34 million to our pension plans in fiscal 2010.

One significant assumption for pension plan accounting is the discount rate. We select a discount rate each year (as of our fiscal year-end measurement date for fiscal 2008 and thereafter) for our plans based upon a hypothetical bond portfolio for which the cash flows from coupons and maturities match the year-by-year projected benefit cash flows for our pension plans. The hypothetical bond portfolio is comprised of high-quality fixed income debt instruments (usually Moody’s Aa) available at the measurement date. Based on this information, the discount rate selected by us for determination of pension expense was 6.6% for fiscal year 2009 and 5.75% for fiscal 2008 and 2007. We selected a discount rate of 6.9% for determination of pension expense for fiscal 2010. A 25 basis point increase in our discount rate assumption as of the beginning of fiscal 2009 would decrease pension expense for our pension plans by $1.4 million for the year. A 25 basis point decrease in our discount rate assumption as of the beginning of fiscal 2009 would increase pension expense for our pension plans by $1.5 million for the year. A 25 basis point increase in the discount rate would decrease pension expense by approximately $1.6 million for fiscal 2010. A 25 basis point decrease in the discount rate would increase pension expense by approximately $1.7 million for fiscal 2010. For our year-end pension obligation determination, we selected a discount rate of 6.9% and 6.6% for fiscal year 2009 and 2008, respectively.

Another significant assumption used to account for our pension plans is the expected long-term rate of return on plan assets. In developing the assumed long-term rate of return on plan assets for determining pension expense, we consider long-term historical returns (arithmetic average) of the plan’s investments, the asset allocation among types of investments, estimated long-term returns by investment type from external sources, and the current economic environment. Based on this information, we selected 7.75% for the long-term rate of return on plan assets for determining our fiscal 2009 pension expense. A 25 basis point increase/decrease in our expected long-term rate of return assumption as of the beginning of fiscal 2009 would decrease/increase annual pension expense for our pension plans by approximately $5 million. We selected an expected rate of return on plan assets of 7.75% to be used to determine our pension expense for fiscal 2010. A 25 basis point increase/decrease in our expected long-term rate of return assumption as of the beginning of fiscal 2010 would decrease/increase annual pension expense for our pension plans by approximately $5 million.

When calculating expected return on plan assets for pension plans, we use a market-related value of assets that spreads asset gains and losses (differences between actual return and expected return) over five years. The market-related value of assets used in the calculation of expected return on plan assets for fiscal 2009 was $266 million lower than the actual fair value of plan assets.

The rate of compensation increase is another significant assumption used in the development of accounting information for pension plans. We determine this assumption based on our long-term plans for compensation increases and current economic conditions. Based on this information, we selected 4.25% for fiscal years 2009 and 2008 as the rate of compensation increase for determining our year-end pension obligation. We selected 4.25% for the rate of compensation increase for determination of pension expense for fiscal 2009, 2008, and 2007. A 25 basis point increase in our rate of compensation increase assumption as of the beginning of fiscal 2009 would increase pension expense for our pension plans by approximately $1 million for the year. A 25 basis point decrease in our rate of compensation increase assumption as of the beginning of fiscal 2009 would decrease pension expense for our pension plans by approximately $1 million for the year. We selected a rate of 4.25% for the rate of compensation increase to be used to determine our pension expense for fiscal 2010. A 25 basis point increase/decrease in our rate of compensation increase assumption as of the beginning of fiscal 2010 would increase/decrease pension expense for our pension plans by approximately $1 million for the year.

We also provide certain postretirement health care benefits. We recognized postretirement benefit expense of $15 million, $23 million, and $10 million in fiscal 2009, 2008, and 2007, respectively. We reflected liabilities of $281 million and $378 million in our balance sheets as of May 31, 2009 and May 25, 2008, respectively. We anticipate contributing approximately $34 million to our postretirement health care plans in fiscal 2010.

The postretirement benefit expense and obligation are also dependent on our assumptions used for the actuarially determined amounts. These assumptions include discount rates (discussed above), health care cost trend rates, inflation rates, retirement rates, mortality rates, and other factors. The health care cost trend assumptions are developed based on historical cost data, the near-term outlook, and an assessment of likely long-term trends. Assumed inflation rates are based on an evaluation of external market indicators. Retirement and mortality rates are based primarily on actual plan experience. The discount rate we selected for determination of postretirement expense was 6.4% for fiscal year 2009 and 5.5% for fiscal 2008 and 2007. We have selected a discount rate of 6.6% for determination of postretirement expense for fiscal 2010. A 25 basis point increase/decrease in our discount rate assumption as of the beginning of fiscal 2009 would not have resulted in a material change to postretirement expense for our plans. We have assumed the initial year increase in cost of health care to be 8.5%, with the trend rate decreasing to 5.5% by 2013. A one percentage point change in the assumed health care cost trend rate would have the following effect:

	One Percent	One Percent
($ in millions)	Increase	Decrease

Effect on total service and interest cost	$1	$(1)
Effect on postretirement benefit obligation	18	(17)

We provide workers’ compensation benefits to our employees. The measurement of the liability for our cost of providing these benefits is largely based upon actuarial analysis of costs. One significant assumption we make is the discount rate used to calculate the present value of our obligation. The discount rate used at May 31, 2009 was 4.2%. A 25 basis point increase/decrease in the discount rate assumption would not have a material impact on workers’ compensation expense.

Impairment of Long-Lived Assets (including property, plant and equipment), Goodwill and Identifiable Intangible Assets—We reduce the carrying amounts of long-lived assets, goodwill and identifiable intangible assets to their fair values when the fair value of such assets is determined to be less than their carrying amounts (i.e., assets are deemed to be impaired). Fair value is typically estimated using a discounted cash flow analysis, which requires us to estimate the future cash flows anticipated to be generated by the particular asset(s) being tested for impairment as well as to select a discount rate to measure the present value of the anticipated cash flows. When determining future cash flow estimates, we consider historical results adjusted to reflect current and anticipated operating conditions. Estimating future cash flows requires significant judgment by management in such areas as future economic conditions, industry-specific conditions, product pricing, and necessary capital expenditures. The use of different assumptions or estimates for future cash flows could produce different impairment amounts (or none at all) for long-lived assets, goodwill, and identifiable intangible assets.

We utilize a “relief from royalty” methodology in evaluating impairment of our indefinite lived brands/trademarks. The methodology determines the fair value of each brand through use of a discounted cash flow model that incorporates an estimated “royalty rate” we would be able to charge a third party for the use of the particular brand. When determining the future cash flow estimates, we must estimate future net sales and a fair market royalty rate for each applicable brand and an appropriate discount rate to measure the present value of the anticipated cash flows. Estimating future net sales requires significant judgment by management in such areas as future economic conditions, product pricing, and consumer trends.

In determining an appropriate discount rate to apply to the estimated future cash flows, we consider the current interest rate environment and our estimated cost of capital. As the calculated fair value of our goodwill and other identifiable intangible assets generally significantly exceeds the carrying amount of these assets, a one percentage point increase in the discount rate assumptions used to estimate the fair values of our goodwill and other identifiable intangible assets would not result in a material impairment charge.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This statement amends FIN 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The provisions of this statement are effective as of the beginning of our fiscal 2011. Earlier application is prohibited. We are currently evaluating the impact of adopting SFAS No. 167.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, effective as of the beginning of our fiscal 2010, noncontrolling interests will be classified as equity in our financial statements and income and comprehensive income attributed to the noncontrolling interest will be included in our income and comprehensive income. The provisions of this standard must be applied prospectively, except for the presentation and disclosure requirements. The presentation and disclosure requirements of this standard must be applied retrospectively upon adoption. We are currently evaluating the impact of the adoption of SFAS No. 160 on our consolidated financial position and results of operations.

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

RELATED PARTY TRANSACTIONS

Sales to affiliates (equity method investees) of $1.6 million, $4.2 million, and $3.8 million for fiscal 2009, 2008, and 2007, respectively, were included in net sales. We received management fees from affiliates of $17.8 million, $16.3 million, and $14.8 million in fiscal 2009, 2008, and 2007, respectively. Accounts receivable from affiliates totaled $2.7 million and $3.2 million at May 31, 2009 and May 25, 2008, respectively, of which $3.0 million was included in current assets held for sale at May 25, 2008. Accounts payable to affiliates totaled $14.3 million and $15.6 million at May 31, 2009 and May 25, 2008, respectively.

During the first quarter of fiscal 2007, we sold an aircraft for proceeds of approximately $8.1 million to a company on whose board of directors one of the Company’s directors sits. We recognized a gain of approximately $3.0 million on the transaction.

From time to time, one of our business units has engaged an environmental and agricultural engineering services firm. The firm is a subsidiary of an entity whose chief executive officer serves on our Board of Directors. Payments to this firm for environmental and agricultural engineering services and structures acquired totaled $0.4 million in each of fiscal 2009 and fiscal 2008.

FORWARD-LOOKING STATEMENTS

This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. These statements are based on management’s current views and assumptions of future events and financial performance and are subject to uncertainty and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These factors include, among other things, availability and prices of raw materials; product pricing; future economic circumstances; industry conditions; our ability to execute our operating plans; the success of our innovation, marketing and cost-savings initiatives; the impact of the accident at the Garner manufacturing facility, including the ultimate costs incurred and the amounts received under insurance policies; the competitive environment and related market conditions; operating efficiencies; the ultimate impact of recalls; access to capital; actions of governments and regulatory factors affecting our businesses; and other risks described in our reports filed with the Securities and Exchange Commission. We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks affecting us during fiscal 2009 and 2008 were exposures to price fluctuations of commodity and energy inputs, interest rates, and foreign currencies. These fluctuations impacted raw material and energy costs of all reporting segments, as well as our trading and merchandising activities, which are presented as discontinued operations for all periods presented in our financial statements.

Commodities—We purchase commodity inputs such as wheat, corn, oats, soybean meal, soybean oil, meat, dairy products, sugar, natural gas, electricity, and packaging materials to be used in our operations. These commodities are subject to price fluctuations that may create price risk. We enter into commodity hedges to manage this price risk using physical forward contracts or derivative instruments. We have policies governing the hedging instruments our businesses may use. These policies include limiting the dollar risk exposure for each of our businesses. We also monitor the amount of associated counter-party credit risk for all non-exchange-traded transactions. In addition, during our ownership of the trading and merchandising business (divested during quarter one of fiscal 2009), we purchased and sold certain commodities, such as wheat, corn, soybeans, soybean meal, soybean oil, oats, natural gas, and crude oil (presented in discontinued operations).

The following table presents one measure of market risk exposure using sensitivity analysis. Sensitivity analysis is the measurement of potential loss of fair value resulting from a hypothetical change of 10% in market prices. Actual changes in market prices may differ from hypothetical changes. In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate.

Fair value was determined using quoted market prices and was based on our net derivative position by commodity at each quarter-end during the fiscal year.

The market risk exposure analysis excludes the underlying commodity positions that are being hedged. The values of commodities hedged have a high inverse correlation to price changes of the derivative commodity instrument.

Effect of 10% change in market prices:

(in millions)	2009	2008

Processing Activities
Grains
High	$14	$23
Low	5	1
Average	10	10
Energy
High	6	22
Low	2	7
Average	4	13

Interest Rates—We may use interest rate swaps to manage the effect of interest rate changes on the fair value of our existing debt as well as the forecasted interest payments for the anticipated issuance of debt. At the end of fiscal 2009 and 2008, we did not have any interest rate swap agreements outstanding.

As of May 31, 2009 and May 25, 2008, the fair value of our fixed rate debt was estimated at $3.7 billion, based on current market rates primarily provided by outside investment advisors. As of May 31, 2009 and May 25, 2008, a one percentage point increase in interest rates would decrease the fair value of our fixed rate debt by approximately $196 million and $228 million, respectively, while a one percentage point decrease in interest rates would increase the fair value of our fixed rate debt by approximately $307 million and $258 million, respectively.

Foreign Operations—In order to reduce exposures related to changes in foreign currency exchange rates, we may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of our processing operations. This activity primarily relates to hedging against foreign currency risk in purchasing inventory, capital equipment, sales of finished goods, and future settlement of foreign denominated assets and liabilities.

The following table presents one measure of market risk exposure using sensitivity analysis for our processing operations. Sensitivity analysis is the measurement of potential loss of fair value resulting from a hypothetical change of 10% in exchange rates. Actual changes in exchange rates may differ from hypothetical changes.

Fair value was determined using quoted exchange rates and was based on our net foreign currency position at each quarter-end during the fiscal year.

The market risk exposure analysis excludes the underlying foreign denominated transactions that are being hedged. The currencies hedged have a high inverse correlation to exchange rate changes of the foreign currency derivative instrument.

Effect of 10% change in exchange rates:

(in millions)	2009	2008

Processing Businesses
High	$5	$22
Low	—	15
Average	2	19

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF EARNINGS

CONAGRA FOODS, INC. AND SUBSIDIARIES

Dollars in millions except per share amounts

	For the Fiscal Years Ended May
	2009	2008	2007

Net sales	$12,731.2	$11,563.5	$10,489.5
Costs and expenses:
Cost of goods sold	9,890.6	8,849.4	7,799.9
Selling, general and administrative expenses	1,694.8	1,764.3	1,771.9
Interest expense, net	186.2	253.3	219.5

Income from continuing operations before income taxes and equity method investment earnings	959.6	696.5	698.2
Income tax expense	337.2	227.3	245.0
Equity method investment earnings	24.0	49.7	28.4

Income from continuing operations	646.4	518.9	481.6
Income from discontinued operations, net of tax	332.0	411.7	283.0

Net income	$978.4	$930.6	$764.6

Earnings per share—basic
Income from continuing operations	$1.43	$1.06	$0.96
Income from discontinued operations	0.73	0.85	0.56

Net income	$2.16	$1.91	$1.52

Earnings per share—diluted
Income from continuing operations	$1.42	$1.06	$0.95
Income from discontinued operations	0.73	0.84	0.56

Net income	$2.15	$1.90	$1.51

The accompanying Notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

CONAGRA FOODS, INC. AND SUBSIDIARIES

Dollars in millions

	For the Fiscal Years Ended May
	2009	2008	2007

Net income	$978.4	$930.6	$764.6
Other comprehensive income (loss):
Derivative adjustments, net of tax	(0.7)	(4.9)	(9.4)
Unrealized gains and losses on available-for-sale securities, net of tax:
Unrealized net holding gains (losses) arising during the period	(0.4)	(0.4)	2.5
Reclassification adjustment for losses (gains) included in net income	0.3	(3.8)	(2.2)
Currency translation adjustment:
Unrealized translation gains (losses) arising during the period	(72.1)	61.3	11.0
Reclassification adjustment for losses included in net income	2.0	—	21.7
Pension and postretirement healthcare liabilities, net of tax	(319.3)	238.6	39.8

Comprehensive income	$588.2	$1,221.4	$828.0

The accompanying Notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

CONAGRA FOODS, INC. AND SUBSIDIARIES

Dollars in millions except share data

	May 31, 2009	May 25, 2008

ASSETS
Current assets
Cash and cash equivalents	$243.2	$140.9
Receivables, less allowance for doubtful accounts of $13.9 and $17.6	781.4	890.6
Inventories	2,025.1	1,926.3
Prepaid expenses and other current assets	282.0	451.6
Current assets held for sale	4.9	2,672.6

Total current assets	3,336.6	6,082.0

Property, plant and equipment
Land and land improvements	202.4	198.7
Buildings, machinery and equipment	3,995.5	3,780.9
Furniture, fixtures, office equipment and other	828.0	809.5
Construction in progress	275.6	221.7

	5,301.5	5,010.8
Less accumulated depreciation	(2,661.1)	(2,528.5)

Property, plant and equipment, net	2,640.4	2,482.3

Goodwill	3,491.3	3,480.1
Brands, trademarks and other intangibles, net	835.3	816.7
Other assets	768.1	553.2
Noncurrent assets held for sale	1.6	268.2

	$11,073.3	$13,682.5

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable	$3.7	$599.8
Current installments of long-term debt	24.7	14.9
Accounts payable	823.8	786.0
Accrued payroll	166.9	374.2
Other accrued liabilities	555.6	688.3
Current liabilities held for sale	—	1,188.1

Total current liabilities	1,574.7	3,651.3

Senior long-term debt, excluding current installments	3,265.4	3,186.9
Subordinated debt	195.9	200.0
Other noncurrent liabilities	1,316.4	1,293.0
Noncurrent liabilities held for sale	—	13.9

Total liabilities	6,352.4	8,345.1

Commitments and contingencies (Notes 16 and 17)
Common stockholders’ equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 567,154,823 and 566,653,605	2,835.9	2,833.4
Additional paid-in capital	884.4	866.9
Retained earnings	4,042.5	3,409.5
Accumulated other comprehensive income (loss)	(103.7)	286.5
Less treasury stock, at cost, common shares 125,497,708 and 82,282,300	(2,938.2)	(2,058.9)

Total common stockholders’ equity	4,720.9	5,337.4

	$11,073.3	$13,682.5

The accompanying Notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY

CONAGRA FOODS, INC. AND SUBSIDIARIES

FOR THE FISCAL YEARS ENDED MAY

Dollars in millions except per share amounts

					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Stock	Capital	Earnings	Income (Loss)	Stock	Other	Total

Balance at May 28, 2006	566.2	$2,831.1	$764.0	$2,454.6	$(21.8)	$(1,375.7)	$(2.2)	$4,650.0

Stock option and incentive plans	0.2	1.1	52.8	(1.4)		74.3	2.2	129.0
Currency translation adjustment, net of reclassification adjustment					32.7			32.7
Repurchase of common shares						(614.8)		(614.8)
Unrealized loss on securities, net of reclassification adjustment					0.3			0.3
Derivative adjustment, net of reclassification adjustment					(9.4)			(9.4)
Adoption of Statement of Financial Accounting Standards (“SFAS”) No. 158, net of tax					(47.5)			(47.5)
Minimum pension liability					39.8			39.8
Dividends declared on common stock; $0.72 per share				(361.8)				(361.8)
Net income				764.6				764.6

Balance at May 27, 2007	566.4	2,832.2	816.8	2,856.0	(5.9)	(1,916.2)	—	4,582.9

Stock option and incentive plans	0.3	1.2	50.1	(1.6)		45.3		95.0
Currency translation adjustment					61.3			61.3
Repurchase of common shares						(188.0)		(188.0)
Unrealized loss on securities, net of reclassification adjustment					(4.2)			(4.2)
Derivative adjustment, net of reclassification adjustment					(4.9)			(4.9)
Adoption of FIN 48				1.2				1.2
SFAS No. 158 transition adjustment				(11.7)	1.6			(10.1)
Pension and postretirement healthcare benefits					238.6			238.6
Dividends declared on common stock; $0.75 per share				(365.0)				(365.0)
Net income				930.6				930.6

Balance at May 25, 2008	566.7	2,833.4	866.9	3,409.5	286.5	(2,058.9)	—	5,337.4

Stock option and incentive plans	0.5	2.5	17.5	(0.6)		20.7		40.1
Currency translation adjustment, net of reclassification adjustment					(70.1)			(70.1)
Repurchase of common shares						(900.0)		(900.0)
Unrealized loss on securities, net of reclassification adjustment					(0.1)			(0.1)
Derivative adjustment, net of reclassification adjustment					(0.7)			(0.7)
Adoption of EITF 06-4				(3.9)				(3.9)
Pension and postretirement healthcare benefits					(319.3)			(319.3)
Dividends declared on common stock; $0.76 per share				(340.9)				(340.9)
Net income				978.4				978.4

Balance at May 31, 2009	567.2	$2,835.9	$884.4	$4,042.5	$(103.7)	$(2,938.2)	$—	$4,720.9

The accompanying Notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

CONAGRA FOODS, INC. AND SUBSIDIARIES

FOR THE FISCAL YEARS ENDED MAY

Dollars in millions

	2009	2008	2007

Cash flows from operating activities:
Net income	$978.4	$930.6	$764.6
Income from discontinued operations	332.0	411.7	283.0

Income from continuing operations	646.4	518.9	481.6
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	318.9	296.1	334.9
(Gain) loss on sale of fixed assets	(2.8)	1.8	6.2
Gain on sale of businesses and equity method investments	(19.7)	—	(23.9)
Distributions from affiliates greater (less) than current earnings	17.4	(21.8)	(15.3)
Share-based payments expense	46.2	61.0	58.6
Loss on retirement of debt	49.2	—	—
Non-cash interest income on payment-in-kind notes	(43.0)	—	—
Non-cash impairments and casualty losses	—	—	12.7
Contributions to Company pension plans	(112.0)	(8.3)	(172.3)
Other items	15.1	73.1	49.7
Change in operating assets and liabilities before effects of business acquisitions and dispositions:
Accounts receivable	75.4	(66.8)	(74.8)
Inventories	(89.5)	(258.1)	(107.5)
Prepaid expenses and other current assets	169.5	(136.5)	120.2
Accounts payable	18.1	27.3	168.8
Accrued payroll	(61.0)	(22.4)	(10.9)
Other accrued liabilities	(50.2)	(93.3)	16.8

Net cash flows from operating activities—continuing operations	978.0	371.0	844.8
Net cash flows from operating activities—discontinued operations	(854.0)	(278.3)	93.9

Net cash flows from operating activities	124.0	92.7	938.7

Cash flows from investing activities:
Purchase of marketable securities	—	(1,351.0)	(4,075.5)
Sales of marketable securities	—	1,352.0	4,078.4
Additions to property, plant and equipment	(441.9)	(449.6)	(386.1)
Purchase of leased warehouses	—	(39.2)	(93.6)
Sale of leased warehouses	—	35.6	91.6
Sale of investment in Swift note receivable	—	—	117.4
Sale of businesses and equity method investments	29.7	—	73.6
Sale of property, plant and equipment	27.1	30.0	74.3
Purchase of businesses and intangible assets	(84.2)	(255.2)	—
Other items	1.9	1.5	11.2

Net cash flows from investing activities—continuing operations	(467.4)	(675.9)	(108.7)
Net cash flows from investing activities—discontinued operations	2,258.6	32.1	631.6

Net cash flows from investing activities	1,791.2	(643.8)	522.9

Cash flows from financing activities:
Net short-term borrowings	(577.7)	576.6	(7.3)
Issuance of long-term debt	990.1	—	—
Issuance of long-term debt by variable interest entity, net of repayments	40.0	—	—
Repayment of long-term debt	(1,016.2)	(85.5)	(47.1)
Debt exchange premium payment	—	—	(93.7)
Repurchase of ConAgra Foods common shares	(900.0)	(188.0)	(614.8)
Cash dividends paid	(348.2)	(362.3)	(366.7)
Return of cash to minority interest holder	(20.0)	—	—
Proceeds from exercise of employee stock options	6.1	37.5	63.8
Other items	(1.1)	(0.1)	3.1

Net cash flows from financing activities—continuing operations	(1,827.0)	(21.8)	(1,062.7)

Effect of exchange rate changes on cash and cash equivalents	(16.7)	9.4	4.7
Net change in cash and cash equivalents	71.5	(563.5)	403.6
Discontinued operations cash activity included above:
Add: Cash balance included in assets held for sale at beginning of year	30.8	4.4	34.1
Less: Cash balance included in assets held for sale at end of year	—	(30.8)	(4.4)
Cash and cash equivalents at beginning of year	140.9	730.8	297.5

Cash and cash equivalents at end of year	$243.2	$140.9	$730.8

The accompanying Notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal years ended May 31, 2009, May 25, 2008, and May 27, 2007

Columnar Amounts in Millions Except Per Share Amounts

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year—The fiscal year of ConAgra Foods, Inc. (“ConAgra Foods”, “Company”, “we”, “us”, or “our”) ends the last Sunday in May. The fiscal years for the consolidated financial statements presented consist of a 53-week period for fiscal year 2009 and 52-week periods for fiscal years 2008 and 2007.

Basis of Consolidation—The consolidated financial statements include the accounts of ConAgra Foods and all majority-owned subsidiaries. In addition, the accounts of all variable interest entities for which we are determined to be the primary beneficiary are included in our consolidated financial statements from the date such determination is made. All significant intercompany investments, accounts, and transactions have been eliminated.

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

Inventories—We principally use the lower of cost (determined using the first-in, first-out method) or market for valuing inventories other than merchandisable agricultural commodities. Grain, flour, and major feed ingredient inventories are principally stated at market value.

Property, Plant and Equipment—Property, plant and equipment are carried at cost. Depreciation has been calculated using primarily the straight-line method over the estimated useful lives of the respective classes of assets as follows:

Land improvements	1 - 40 years
Buildings	15 - 40 years
Machinery and equipment	3 - 20 years
Furniture, fixtures, office equipment, and other	5 - 15 years

We review property, plant and equipment for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Recoverability of an asset considered “held-and-used” is determined by comparing the carrying amount of the asset to the undiscounted net cash flows expected to be generated from the use of the asset. If the carrying amount is greater than the undiscounted net cash flows expected to be generated by the asset, the asset’s carrying amount is reduced to its estimated fair

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 31, 2009, May 25, 2008, and May 27, 2007

Columnar Amounts in Millions Except Per Share Amounts

value. An asset considered “held-for-sale” is reported at the lower of the asset’s carrying amount or fair value less cost to sell.

Goodwill and Other Identifiable Intangible Assets—Goodwill and other identifiable intangible assets with indefinite lives (e.g., brands or trademarks) are not amortized and are tested annually for impairment of value and whenever events or changes in circumstances indicate the carrying amount of the asset may be impaired. Impairment of identifiable intangible assets with indefinite lives occurs when the fair value of the asset is less than its carrying amount. If impaired, the asset’s carrying amount is reduced to its fair value. Goodwill is evaluated using a two-step impairment test at the reporting unit level. A reporting unit can be an operating segment or a business within an operating segment. The first step of the test compares the recorded value of a reporting unit, including goodwill, with its fair value, as determined by its estimated discounted cash flows. If the recorded value of a reporting unit exceeds its fair value, we complete the second step of the test to determine the amount of goodwill impairment loss to be recognized. In the second step, we estimate an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill (including any unrecognized intangible assets). The impairment loss is equal to the excess of the recorded value of the goodwill over the implied fair value of that goodwill. Our annual impairment testing is performed during the fourth quarter using a discounted cash flow-based methodology.

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

Fair Values of Financial Instruments—Unless otherwise specified, we believe the carrying value of financial instruments approximates their fair value.

Environmental Liabilities—Environmental liabilities are accrued when it is probable that obligations have been incurred and the associated amounts can be reasonably estimated. We use third-party specialists to assist management in appropriately measuring the expense associated with environmental liabilities. Such liabilities are adjusted as new information develops or circumstances change. We do not discount our environmental liabilities as the timing of the anticipated cash payments is not fixed or readily determinable. Management’s estimate of our potential liability is independent of any potential recovery of insurance proceeds or indemnification arrangements. We have not reduced our environmental liabilities for potential insurance recoveries.

Employment-Related Benefits—Employment-related benefits associated with pensions, postretirement health care benefits, and workers’ compensation are expensed as such obligations are incurred. The recognition of expense is impacted by estimates made by management, such as discount rates used to value these liabilities, future health care costs, and employee accidents incurred but not yet reported. We use third-party specialists to assist management in appropriately measuring the expense associated with employment-related benefits.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 31, 2009, May 25, 2008, and May 27, 2007

Columnar Amounts in Millions Except Per Share Amounts

Marketing Costs—We promote our products with advertising, consumer incentives, and trade promotions. Such programs include, but are not limited to, discounts, coupons, rebates, and volume-based incentives. Advertising costs are expensed as incurred. Consumer incentives and trade promotion activities are recorded as a reduction of revenue or as a component of cost of goods sold based on amounts estimated as being due to customers and consumers at the end of the period, based principally on historical utilization and redemption rates. Advertising and promotion expenses totaled $398.5 million, $393.1 million, and $451.1 million in fiscal 2009, 2008, and 2007, respectively.

Research and Development—We incurred expenses of $80.6 million, $68.9 million, and $68.3 million for research and development activities in fiscal 2009, 2008, and 2007, respectively.

Comprehensive Income—Comprehensive income includes net income, currency translation adjustments, certain derivative-related activity, changes in the value of available-for-sale investments, and changes in prior service cost and net actuarial gains/losses from pension and postretirement health care plans. We generally deem our foreign investments to be essentially permanent in nature and we do not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars. When we determine that a foreign investment is no longer permanent in nature, estimated taxes are provided for the related deferred taxes, if any, resulting from currency translation adjustments. We reclassified $2.0 million of foreign currency translation net losses and $21.7 million of foreign currency translation net gains to net income due to the disposal or substantial liquidation of foreign subsidiaries and equity method investments in fiscal 2009 and 2007, respectively.

The following is a rollforward of the balances in accumulated other comprehensive income (loss), net of tax (except for currency translation adjustment):

			Unrealized Gain
	Currency		(Loss) on Available-
	Translation	Net	For-Sale
	Adjustment,	Derivative	Securities, Net		Accumulated
	Net of	Adjustment, Net	of	Pension and	Other
	Reclassification	of Reclassification	Reclassification	Postretirement	Comprehensive
	Adjustments	Adjustments	Adjustments	Adjustments	Income (Loss)

Balance at May 28, 2006	$28.7	$13.8	$2.8	$(67.1)	$(21.8)
Current-period change	32.7	(9.4)	0.3	(7.7)	15.9

Balance at May 27, 2007	61.4	4.4	3.1	(74.8)	(5.9)
Current-period change	61.3	(4.9)	(4.2)	240.2	292.4

Balance at May 25, 2008	122.7	(0.5)	(1.1)	165.4	286.5
Current-period change	(70.1)	(0.7)	(0.1)	(319.3)	(390.2)

Balance at May 31, 2009	$52.6	$(1.2)	$(1.2)	$(153.9)	$(103.7)

The following details the income tax expense (benefit) on components of other comprehensive income (loss):

	2009	2008	2007

Net derivative adjustment	$(0.4)	$(3.0)	$(5.3)
Unrealized gains (losses) on available-for-sale securities	(0.3)	(0.2)	1.4
Reclassification adjustment for losses (gains) included in net income	0.2	(2.2)	(1.2)
Pension and postretirement healthcare liabilities	(178.4)	148.2	23.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 31, 2009, May 25, 2008, and May 27, 2007

Columnar Amounts in Millions Except Per Share Amounts

Foreign Currency Transaction Gains and Losses—We recognized net foreign currency transaction gains (losses) of $0.6 million, ($8.4) million, and $2.0 million in fiscal 2009, 2008, and 2007, respectively, in selling, general, and administrative expenses.

Use of Estimates—Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect reported amounts of assets, liabilities, revenues, and expenses as reflected in the consolidated financial statements. Actual results could differ from these estimates.

Reclassifications—Certain prior year amounts have been reclassified to conform with current year presentation.

Accounting Changes—We adopted Emerging Issues Task Force (“EITF”) 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Contracts, as of the beginning of fiscal 2009. EITF 06-4 requires an employer to recognize a liability for future benefits provided to employees under a split-dollar life insurance arrangement. As a result of the implementation of EITF 06-4, we recognized a $6.2 million liability for such future benefits with a corresponding adjustment, net of tax, of $3.9 million to retained earnings.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 were effective as of the beginning of our fiscal 2009 for our financial assets and liabilities, as well as for other assets and liabilities that are carried at fair value on a recurring basis in our consolidated financial statements. The FASB has provided for a one-year deferral of the implementation of this standard for other nonfinanical assets and liabilities. Assets and liabilities subject to this deferral include goodwill, intangible assets, and long-lived assets measured at fair value for impairment assessments, and nonfinancial assets and liabilities initially measured at fair value in a business combination. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial position or results of operations. The additional disclosures required by this statement are included in Note 20.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133. This standard requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The provisions of this statement were effective for our third quarter of fiscal 2009. The adoption of SFAS No. 161 had no impact on our consolidated financial position or results of operations. The additional disclosures required by this statement are included in Note 18.

In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. This FSP requires public companies to provide additional disclosures about transfers of financial assets and to provide additional disclosures about their involvement with variable interest entities. The provisions of this FSP were effective for our third quarter of fiscal 2009. The additional disclosures required by this statement are included in Note 5.

Recently Issued Accounting Pronouncements—In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This statement amends FIN 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and the obligation to absorb losses of the entity that could

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 31, 2009, May 25, 2008, and May 27, 2007

Columnar Amounts in Millions Except Per Share Amounts

potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The provisions of this statement are effective as of the beginning of our fiscal 2011. Earlier application is prohibited. We are currently evaluating the impact of adopting SFAS No. 167.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, effective as of the beginning of our fiscal 2010, noncontrolling interests will be classified as equity in our financial statements and income and comprehensive income attributed to the noncontrolling interest will be included in our income and comprehensive income. The provisions of this standard must be applied prospectively, except for the presentation and disclosure requirements. The presentation and disclosure requirements of this standard must be applied retrospectively upon adoption. We are currently evaluating the impact of adopting SFAS No. 160 on our consolidated financial position and results of operations.

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

2.	DISCONTINUED OPERATIONS AND DIVESTITURES

Fernando’s® Operations

In June 2009, subsequent to our fiscal 2009 year end, we completed the divestiture of the Fernando’s® foodservice brand for proceeds of approximately $6.4 million. Based on our estimate of proceeds from the sale of this business, we recognized impairment charges totaling $8.9 million in the fourth quarter of fiscal 2009. We reflected the results of these operations as discontinued operations for all periods presented. The assets and liabilities of the divested Fernando’s® business have been reclassified as assets and liabilities held for sale within our consolidated balance sheets for all periods presented.

Trading and Merchandising Operations

On March 27, 2008, we entered into an agreement with affiliates of Ospraie Special Opportunities Fund to sell our commodity trading and merchandising operations conducted by ConAgra Trade Group (previously principally reported as the Trading and Merchandising segment). The operations included the domestic and international grain merchandising, fertilizer distribution, agricultural and energy commodities trading and services, and grain, animal, and oil seed byproducts merchandising and distribution business. In June 2008, the sale of the trading and merchandising operations was completed for before-tax proceeds of: 1) approximately $2.2 billion in cash, net of transaction costs (including incentive compensation amounts due to employees due to accelerated vesting), 2) $550 million (face value) of payment-in-kind debt securities issued by the purchaser (the “Notes”) which were recorded at an initial estimated fair value of $479 million, 3) a short-term receivable of $37 million due from the purchaser, and 4) a four-year warrant to acquire approximately 5% of the issued common equity of the parent

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 31, 2009, May 25, 2008, and May 27, 2007

Columnar Amounts in Millions Except Per Share Amounts

company of the divested operations, which has been recorded at an estimated fair value of $1.8 million. We recognized an after-tax gain on the disposition of approximately $301 million in fiscal 2009.

During fiscal 2009, we collected the $37 million short-term receivable due from the purchaser. See Note 4 for further discussion on the Notes.

We reflected the results of the divested trading and merchandising operations as discontinued operations for all periods presented. The assets and liabilities of the divested trading and merchandising operations have been reclassified as assets and liabilities held for sale within our consolidated balance sheets for all periods prior to the divestiture.

Knott’s Berry Farm® Operations

During the fourth quarter of fiscal 2008, we completed the divestiture of the Knott’s Berry Farm® (“Knott’s”) jams and jellies brand and operations for proceeds of approximately $55 million, resulting in no significant gain or loss. We reflected the results of these operations as discontinued operations for all periods presented.

Packaged Meats Operations

During the first half of fiscal 2007, we completed our divestiture of the packaged meats operations for proceeds of approximately $553 million, resulting in no significant gain or loss. Based upon our estimate of proceeds from the sale of this business, we recognized impairment charges totaling $240.4 million ($209.3 million after tax) in the second half of fiscal 2006, and based on the final negotiations of this transaction, we recognized an additional impairment charge of approximately $19.7 million ($12.1 million after tax) in the first quarter of fiscal 2007. We reflected the results of these operations as discontinued operations.

As a result of completing the divestiture of the packaged meats operations, we recognized a pre-tax curtailment gain related to postretirement benefits totaling approximately $9.4 million during the third quarter of fiscal 2007 (see Note 19 for further information). This amount has been included within results of discontinued operations.

During fiscal 2007, we decided to discontinue the production of certain branded deli meat products concurrent with the disposition of the packaged meats business, discussed above. Accordingly, the results of operations associated with this branded deli meats business are reflected as discontinued operations.

Packaged Cheese Operations

During the first quarter of fiscal 2007, we completed the divestiture of the packaged cheese business for proceeds of approximately $97.6 million, resulting in a pre-tax gain of approximately $57.8 million ($32.0 million after tax). We reflected the results of these operations as discontinued operations.

Culturelle Business

During the first quarter of fiscal 2007, we completed our divestiture of a nutritional supplement business for proceeds of approximately $8.2 million, resulting in a pre-tax gain of approximately $6.2 million ($3.5 million after tax). We reflected this gain within discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 31, 2009, May 25, 2008, and May 27, 2007

Columnar Amounts in Millions Except Per Share Amounts

The results of the aforementioned businesses which have been divested are included within discontinued operations. The summary comparative financial results of discontinued operations were as follows:

	2009	2008	2007

Net sales	$249.6	$2,245.1	$2,266.3

Long-lived asset impairment charge	(8.9)	—	(21.1)
Income from operations of discontinued operations before income taxes	62.9	661.5	415.4
Net gain from disposal of businesses	490.0	7.0	64.3

Income before income taxes	544.0	668.5	458.6
Income tax expense	(212.0)	(256.8)	(175.6)

Income from discontinued operations, net of tax	$332.0	$411.7	$283.0

The effective tax rate for discontinued operations is significantly higher than the statutory rate in certain years due to the non-deductibility of a portion of the goodwill of divested businesses.

Other Assets Held for Sale

The assets and liabilities classified as held for sale as of May 31, 2009 and May 25, 2008 were as follows:

	2009	2008

Cash and cash equivalents	$—	$30.8
Receivables, less allowances for doubtful accounts	—	614.9
Inventories	4.9	1,299.4
Prepaids and other current assets	—	727.5
Current assets held for sale	$4.9	$2,672.6

Property, plant and equipment, net	$1.6	$126.5
Goodwill and other intangibles	—	20.2
Other assets	—	121.5

Noncurrent assets held for sale	$1.6	$268.2

Current installments of long-term debt	$—	$0.3
Accounts payable	—	596.6
Other accrued liabilities	—	591.2

Current liabilities held for sale	$—	$1,188.1

Noncurrent liabilities held for sale	$—	$13.9

Other Divestitures

In July 2008, we completed the sale of our Pemmican® beef jerky business for proceeds of approximately $29.4 million, resulting in a pre-tax gain of approximately $19.4 million ($10.6 million after tax), reflected in selling, general and administrative expenses. We will also receive the greater of $2 million per year or 10% of the buyer’s net sales of Pemmican® products for the next five years, not to exceed a total of $25 million. We will continue to provide sales and distribution services to the buyer for a period of up to five years. Due to our continuing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 31, 2009, May 25, 2008, and May 27, 2007

Columnar Amounts in Millions Except Per Share Amounts

involvement with the business, the results of operations of the Pemmican® business have not been reclassified as discontinued operations.

3.	ACQUISITIONS

On July 23, 2007, we acquired Alexia Foods, Inc. (“Alexia Foods”), a privately held natural food company headquartered in Long Island City, New York, for approximately $50 million in cash plus assumed liabilities. Alexia Foods, which is included in our Frozen Foods subsegment of the Consumer Foods segment, offers premium natural and organic food items including potato products, appetizers, and artisan breads. Approximately, $34 million of the purchase price was allocated to goodwill and $19 million to brands, trademarks and other intangible assets.

On September 5, 2007, we acquired Lincoln Snacks Holding Company, Inc. (“Lincoln Snacks”), a privately held company located in Lincoln, Nebraska, for approximately $50 million in cash plus assumed liabilities. Lincoln Snacks, which is included in the Snacks and Store Brands subsegment of the Consumer Foods segment, offers a variety of snack food brands and private label products. Approximately $20 million of the purchase price was allocated to goodwill and $17 million to brands, trademarks and other intangible assets.

On October 21, 2007, we acquired manufacturing assets of Twin City Foods, Inc., a potato processing business, for approximately $23 million in cash. These operations are included in the Commercial Foods segment.

On February 25, 2008, we acquired Watts Brothers, a privately held group which has farming, processing, and warehousing operations for approximately $132 million in cash plus assumed liabilities of approximately $101 million. Approximately $20 million of the purchase price was allocated to goodwill. The Watts Brothers operations are included in the Commercial Foods segment.

On September 22, 2008, we acquired a 49.99% interest in Lamb Weston BSW, LLC (“Lamb Weston BSW” or the “venture”), a potato processing joint venture with Ochoa Ag Unlimited Foods, Inc. (“Ochoa”), for approximately $46 million in cash. Lamb Weston BSW subsequently distributed $20.0 million of our initial investment to us. This venture is considered a variable interest entity and is consolidated in our financial statements (see Note 5). Approximately $19 million of the purchase price was allocated to goodwill and approximately $11 million was allocated to brands, trademarks and other intangibles. This business is included in the Commercial Foods segment.

On August 1, 2008, we acquired Saroni Sugar & Rice, Inc., a distribution company included in the Commercial Foods segment, for approximately $9 million in cash plus assumed liabilities. Approximately $5 million of the purchase price was allocated to brands, trademarks and other intangibles.

During fiscal 2009, we completed other individually immaterial acquisitions of businesses and other identifiable intangible assets for approximately $13 million plus assumed liabilities.

Under the purchase method of accounting, the assets acquired and liabilities assumed in these acquisitions were recorded at their respective estimated fair values at the date of acquisition. The fair values of the assets and liabilities related to certain fiscal 2009 acquisitions are subject to refinement as we complete our analyses relative to the fair values at the respective acquisition dates.

The pro forma effect of the acquisitions mentioned above was not material.

4.	PAYMENT-IN-KIND NOTES RECEIVABLE

In connection with the divestiture of the trading and merchandising operations, we received $550 million (face value) of payment-in-kind debt securities issued by the purchaser which were recorded at an initial estimated fair value of $479 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 31, 2009, May 25, 2008, and May 27, 2007

Columnar Amounts in Millions Except Per Share Amounts

The Notes were issued in three tranches: $99,990,000 principal amount of 10.5% notes due June 19, 2010; $200,035,000 principal amount of 10.75% notes due June 19, 2011; and $249,975,000 principal amount of 11.0% notes due June 19, 2012.

The Notes permit payment of interest in cash or additional notes. The Notes may be redeemed in whole or in part prior to maturity at the option of the issuer. Redemption is at par plus accrued interest. The Notes contain covenants that, among other things, govern the issuer’s ability to make restricted payments and enter into certain affiliate transactions. The Notes also provide for the making of mandatory offers to repurchase upon certain change of control events involving the purchaser, their co-investors, or their affiliates. In the third quarter of fiscal 2009, we received a cash interest payment on the Notes of $30 million from the purchaser. The Notes, which are classified as other assets, had a carrying value of $522 million at May 31, 2009.

Based on market interest rates of comparable instruments provided by investment bankers, we estimated the fair market value of the Notes was $526 million at May 31, 2009.

5.	VARIABLE INTEREST ENTITIES

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

We also consolidate the assets and liabilities of several entities from which we lease corporate aircraft. Each of these entities has been determined to be a variable interest entity and we have been determined to be the primary beneficiary of each of these entities. Under the terms of the aircraft leases, we provide guarantees to the owners of these entities of a minimum residual value of the aircraft at the end of the lease term. We also have fixed price purchase options on the aircraft leased from these entities. Our maximum exposure to loss from our involvement with these entities is limited to the difference between the fair value of the leased aircraft and the amount of the residual value guarantees at the time we terminate the leases. The total amount of the residual value guarantees for these aircraft at the end of the respective lease terms is $38.4 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 31, 2009, May 25, 2008, and May 27, 2007

Columnar Amounts in Millions Except Per Share Amounts

Due to the consolidation of these variable interest entities, we reflected in our balance sheets:

	May 31,	May 25,
	2009	2008

Cash	$1.2	$—
Receivables, net	12.6	—
Inventories	3.1	—
Prepaid expenses and other current assets	0.1	—
Property, plant and equipment, net	100.5	51.8
Goodwill	18.6	—
Brands, trademarks and other intangibles, net	10.6	—

Total assets	$146.7	$51.8

Current installments of long-term debt	$6.1	$3.3
Accounts payable	4.3	—
Accrued payroll	0.2	—
Other accrued liabilities	0.7	0.6
Senior long-term debt, excluding current installments	83.3	50.9
Other noncurrent liabilities (minority interest)	27.3	—

Total liabilities	$121.9	$54.8

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

6.	GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The change in the carrying amount of goodwill for fiscal 2009 and 2008 was as follows:

	Consumer	Commercial
	Foods	Foods	Total

Balance as of May 27, 2007	$3,316.5	$85.1	$3,401.6
Acquisitions	53.2	16.6	69.8
Translation and other	7.6	1.1	8.7

Balance as of May 25, 2008	3,377.3	102.8	3,480.1
Acquisitions	—	26.7	26.7
Divestitures	(6.2)	—	(6.2)
Translation and other	(8.4)	(0.9)	(9.3)

Balance as of May 31, 2009	$3,362.7	$128.6	$3,491.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 31, 2009, May 25, 2008, and May 27, 2007

Columnar Amounts in Millions Except Per Share Amounts

Other identifiable intangible assets were as follows:

	2009		2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Non-amortizing intangible assets	$778.2	$—	$778.3	$—
Amortizing intangible assets	80.5	23.4	55.2	16.8

Total	$858.7	$23.4	$833.5	$16.8

Non-amortizing intangible assets are comprised of brands and trademarks.

Amortizing intangible assets, carrying a weighted average life of approximately 14 years, are principally composed of licensing arrangements and customer relationships. For fiscal 2009, 2008, and 2007, we recognized amortization expense of $6.6 million, $2.6 million, and $2.3 million, respectively. Based on amortizing assets recognized in our balance sheet as of May 31, 2009, amortization expense is estimated to be approximately $5.6 million for each of the next five years.

In connection with the acquisitions of Alexia Foods, Lincoln Snacks, and Watts Brothers in fiscal 2008, we acquired approximately $73 million of non-deductible goodwill (of which $53 million and $20 million (including $3 million which was reclassified in fiscal 2009 upon finalization of the purchase price allocation) are presented in the Consumer Foods segment and Commercial Foods segment, respectively) and approximately $36 million of intangible assets (all of which is presented in the Consumer Foods segment).

In connection with the acquisition of Lamb Weston BSW, we acquired approximately $19 million of non-deductible goodwill and approximately $11 million of intangible assets (all of which is presented in the Commercial Foods segment).

In May 2008, we entered into a licensing and capabilities agreement with The Procter & Gamble Company that provides access to unique nutrition-enhancing food ingredients and packaging capabilities related to sustainability, ergonomics and design, as well as access to research associated with those technologies. At May 31, 2009, an amortizable intangible asset of $14 million related to this agreement was reflected in brands, trademarks and other intangible assets.

7.	EARNINGS PER SHARE

Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock awards, and other dilutive securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 31, 2009, May 25, 2008, and May 27, 2007

Columnar Amounts in Millions Except Per Share Amounts

The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	2009	2008	2007

Net Income:
Income from continuing operations	$646.4	$518.9	$481.6
Income from discontinued operations	332.0	411.7	283.0

Net income	$978.4	$930.6	$764.6

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	452.9	487.5	504.2
Add: Dilutive effect of stock options, restricted stock awards, and other dilutive securities	2.5	3.4	2.9

Diluted weighted average shares outstanding	455.4	490.9	507.1

At the end of fiscal 2009, 2008, and 2007, there were 33.3 million, 16.1 million, and 14.9 million stock options outstanding, respectively, that were excluded from the computation of shares contingently issuable upon exercise of the stock options because exercise prices exceeded the annual average market value of our common stock.

The decline in the diluted weighted average shares outstanding in fiscal 2009 resulted principally from our repurchase of 44.0 million shares during fiscal 2009 under an accelerated share repurchase plan.

8.	RESTRUCTURING ACTIVITIES

2006-2008 Restructuring Plan

In February 2006, our board of directors approved a plan recommended by executive management to simplify our operating structure and reduce our manufacturing and selling, general, and administrative costs (“2006-2008 plan”). The plan included supply chain rationalization initiatives, the relocation of a divisional headquarters from Irvine, California to Naperville, Illinois, the centralization of shared services, salaried headcount reductions, and other cost-reduction initiatives. The plan was completed during fiscal 2009. The total cost of the plan was $232.5 million, of which $1.3 million of expense was recorded in fiscal 2009, a benefit of $1.6 million was recorded in fiscal 2008, $103.0 million of expense was recorded in fiscal 2007, and $129.6 million of expense was recorded in the second half of fiscal 2006. We have recorded expenses associated with this restructuring plan, including but not limited to, asset impairment charges, accelerated depreciation (i.e., incremental depreciation due to an asset’s reduced estimated useful life), inventory write-downs, severance and related costs, and plan implementation costs (e.g., consulting, employee relocation, etc.). At May 31, 2009, approximately $1.9 million of liabilities related to this plan remained outstanding.

Included in the above amounts are $133.5 million of charges that have resulted or will result in cash outflows and $99.0 million of non-cash charges.

During fiscal 2008, we reassessed certain aspects of our plan to rationalize our supply chain. We determined that we would continue to operate three production facilities that we had previously planned to close. As a result of this determination, previously established reserves, primarily for related severance costs and pension costs, were reversed in fiscal 2008. We are currently evaluating the best use of a new production facility, the construction of which is in progress, in connection with our restructuring plans. We believe, based on our current assessment of likely scenarios, the carrying value of this facility ($40.4 million at May 31, 2009) is recoverable. In the event we determine that the future use of the new facility will not result in recovery of the recorded value of the asset, an impairment charge would be required.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 31, 2009, May 25, 2008, and May 27, 2007

Columnar Amounts in Millions Except Per Share Amounts

2008-2009 Restructuring Plan

During fiscal 2008, our board of directors approved a plan (“2008-2009 plan”) recommended by executive management to improve the efficiency of our Consumer Foods operations and related functional organizations and to streamline our international operations to reduce our manufacturing and selling, general, and administrative costs. This plan includes the reorganization of the Consumer Foods operations, the integration of the international headquarters functions into our domestic business, and exiting a number of international markets. These plans were substantially completed by the end of fiscal 2009. The total cost of the 2008-2009 plan was $36.3 million, of which $8.5 million was recorded in fiscal 2009 and $27.8 million was recorded in fiscal 2008. We have recorded expenses associated with the 2008-2009 plan, including but not limited to, inventory write-downs, severance and related costs, and plan implementation costs (e.g., consulting, employee relocation, etc.).

During fiscal 2009, we recognized the following pre-tax charges in our consolidated statement of earnings for the 2008-2009 plan:

	Consumer
	Foods	Corporate	Total

Severance and related costs	$(0.4)	$0.4	$—
Contract termination	(1.3)	—	(1.3)
Plan implementation costs	1.9	1.5	3.4
Other, net	6.4	—	6.4

Total selling, general and administrative expenses	6.6	1.9	8.5

Consolidated total	$6.6	$1.9	$8.5

We recognized the following cumulative (plan inception to May 31, 2009) pre-tax charges related to the 2008-2009 plan in our consolidated statements of earnings:

	Consumer
	Foods	Corporate	Total

Inventory write-downs	$2.4	$—	$2.4

Total cost of goods sold	2.4	—	2.4

Asset impairment	0.8	—	0.8
Severance and related costs	16.4	3.5	19.9
Contract termination	1.0	—	1.0
Plan implementation costs	2.2	2.8	5.0
Goodwill/brand impairment	0.2	—	0.2
Other, net	7.0	—	7.0

Total selling, general and administrative expenses	27.6	6.3	33.9

Consolidated total	$30.0	$6.3	$36.3

Included in the above amounts are $26.4 million of charges which have resulted or will result in cash outflows and $9.9 million of non-cash charges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 31, 2009, May 25, 2008, and May 27, 2007

Columnar Amounts in Millions Except Per Share Amounts

Liabilities recorded for the various initiatives and changes therein for fiscal 2009 under the 2008-2009 plan were as follows:

	Balance at	Costs Paid	Costs Incurred	Changes in	Balance at
	May 25,	or Otherwise	and Charged	Estimates/	May 31,
	2008	Settled	to Expense	Other	2009

Severance and related costs	$16.0	$(14.7)	$0.6	$(0.4)	$1.5
Plan implementation costs	3.3	(4.3)	2.8	(0.6)	1.2

Total	$19.3	$(19.0)	$3.4	$(1.0)	$2.7

9.	INVENTORIES

The major classes of inventories are as follows:

	2009	2008

Raw materials and packaging	$636.3	$579.9
Work in progress	105.0	100.0
Finished goods	1,202.1	1,174.9
Supplies and other	81.7	71.5

Total	$2,025.1	$1,926.3

10.	CREDIT FACILITIES AND BORROWINGS

At May 31, 2009, we had a $1.5 billion multi-year revolving credit facility with a syndicate of financial institutions that matures in December 2011. Borrowings under the multi-year facility bear interest at or below prime rate and may be prepaid without penalty.

We finance our short-term liquidity needs with bank borrowings, commercial paper borrowings, and bankers’ acceptances. The average consolidated short-term borrowings outstanding under these facilities were $245.5 million and $418.5 million for fiscal 2009 and 2008, respectively, which included borrowings to finance the trading and merchandising operations prior to divestiture.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 31, 2009, May 25, 2008, and May 27, 2007

Columnar Amounts in Millions Except Per Share Amounts

11.	SENIOR LONG-TERM DEBT, SUBORDINATED DEBT AND LOAN AGREEMENTS

	2009	2008

Senior Debt
8.25% senior debt due September 2030	$300.0	$300.0
7.0% senior debt due October 2028	382.2	400.0
6.7% senior debt due August 2027 (redeemable at option of holders in 2009)	9.2	300.0
7.125% senior debt due October 2026	372.4	400.0
7.0% senior debt due April 2019	500.0	—
5.819% senior debt due June 2017	500.0	500.0
5.875% senior debt due April 2014	500.0	—
6.75% senior debt due September 2011	342.7	700.0
7.875% senior debt due September 2010	248.0	500.0
2.50% to 9.59% lease financing obligations due on various dates through 2029	116.4	122.4
Other indebtedness (including capital lease obligations)	104.8	67.7

Total face value senior debt	3,375.7	3,290.1

Subordinated Debt
9.75% subordinated debt due March 2021	195.9	200.0

Total face value subordinated debt	195.9	200.0

Total debt face value	3,571.6	3,490.1
Unamortized discounts/premiums	(83.7)	(86.5)
Hedged debt adjustment to fair value	(1.9)	(1.8)
Less current installments	(24.7)	(14.9)

Total long-term debt	$3,461.3	$3,386.9

The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years following May 31, 2009, are as follows:

2010	$15.4
2011	260.3
2012	363.8
2013	37.0
2014	506.9

Included in current installments of long-term debt is $9.2 million of 6.7% senior debt due August 2027 due to the existence of a put option that is exercisable by the holders of the debt from June 1, 2009 to July 1, 2009. We will reclassify this amount to senior long-term debt in the first quarter of fiscal 2010.

Other indebtedness included $89 million and $54 million of debt of consolidated variable interest entities at May 31, 2009 and May 25, 2008, respectively. The liabilities recognized as a result of consolidating these entities do not represent additional claims on our general assets. The creditors of these entities have claims only on the assets of the specific variable interest entities to which they extend credit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 31, 2009, May 25, 2008, and May 27, 2007

Columnar Amounts in Millions Except Per Share Amounts

During the fourth quarter of fiscal 2009, we issued $500 million of senior notes maturing in 2014 and $500 million of senior notes maturing in 2019.

During fiscal 2009, we retired $357.3 million of 6.75% senior long-term debt due September 2011, $27.6 million of 7.125% senior long-term debt due October 2026, $290.8 million of 6.7% senior long-term debt due August 2027, $17.9 million of 7% senior long-term debt due October 2028, $252.0 million of 7.875% senior long-term debt due September 2010, and $4.1 million of 9.75% senior subordinated long-term debt due March 2021, prior to the maturity of the long-term debt, resulting in net charges of $49.2 million.

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

Our most restrictive note agreements (the revolving credit facility and certain privately placed long-term debt) require that our consolidated funded debt not exceed 65% of our consolidated capital base, and that our fixed charges coverage ratio be greater than 1.75 to 1.0. At May 31, 2009, we were in compliance with our debt covenants.

Net interest expense consists of:

	2009	2008	2007

Long-term debt	$262.4	$255.9	$263.5
Short-term debt	5.4	14.7	0.4
Interest income	(78.2)	(9.1)	(37.3)
Interest capitalized	(3.4)	(8.2)	(7.1)

	$186.2	$253.3	$219.5

Interest paid from continuing and discontinued operations was $255.8 million, $254.5 million, and $228.2 million in fiscal 2009, 2008, and 2007, respectively.

Our net interest expense was reduced by $1.2 million and $3.6 million in fiscal 2008 and 2007, respectively, due to the net impact of previously closed interest rate swap agreements.

As part of the Watts Brothers purchase in the fourth quarter of fiscal 2008, we assumed $83.8 million of debt, of which we immediately repaid $64.3 million after the acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 31, 2009, May 25, 2008, and May 27, 2007

Columnar Amounts in Millions Except Per Share Amounts

12.	OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consisted of:

	May 31, 2009	May 25, 2008

Postretirement health care and pension obligations	$600.4	$491.8
Noncurrent income tax liabilities	525.9	637.1
Environmental liabilities primarily associated with our acquisition of Beatrice Company (see Note 17)	90.0	95.0
Other	143.7	119.4

	1,360.0	1,343.3
Less current portion	(43.6)	(50.3)

	$1,316.4	$1,293.0

13.	CAPITAL STOCK

We have authorized shares of preferred stock as follows:

Class B—$50 par value; 150,000 shares

Class C—$100 par value; 250,000 shares

Class D—without par value; 1,100,000 shares

Class E—without par value; 16,550,000 shares

There were no preferred shares issued or outstanding as of May 31, 2009.

On December 4, 2003, we announced a share repurchase program of up to $1 billion. On September 28, 2006, the share repurchase program was increased to $1.5 billion, and during the second quarter of fiscal 2008, the Board of Directors authorized management to repurchase up to an additional $500 million of our common stock. During the first quarter of fiscal 2009, we initiated an accelerated share repurchase program. This program was finalized in the fourth quarter of fiscal 2009. We paid $900.0 million and received 44.0 million shares of common stock under this program. During fiscal 2009, 2008, and 2007, we repurchased approximately 44.0 million shares of common stock at a total cost of $900.0 million, 7.5 million shares of common stock at a total cost of $188.0 million, and 24.3 million shares of common stock at a total cost of $614.8 million, respectively.

14.	SHARE-BASED PAYMENTS

In accordance with stockholder-approved plans, we issue share-based payments under various stock-based compensation arrangements, including stock options, restricted stock, performance shares, and other share-based awards.

On September 28, 2006, the stockholders approved the ConAgra Foods 2006 Stock Plan, which authorizes the issuance of up to 30 million shares of ConAgra Foods common stock. At May 31, 2009, approximately 12.1 million shares were reserved for granting additional options, restricted stock, bonus stock awards, or other share-based awards.

Stock Option Plan

We have stockholder-approved stock option plans which provide for granting of options to employees for the purchase of common stock at prices equal to the fair value at the date of grant. Options become exercisable under

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 31, 2009, May 25, 2008, and May 27, 2007

Columnar Amounts in Millions Except Per Share Amounts

various vesting schedules (typically three to five years) and generally expire seven to ten years after the date of grant.

The fair value of each option is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted:

	2009	2008	2007

Expected volatility (%)	18.16	17.45	19.46
Dividend yield (%)	3.30	3.00	3.26
Risk-free interest rates (%)	3.31	4.58	5.02
Expected life of stock option (years)	4.67	4.75	4.64

The expected volatility is based on the historical market volatility of our stock over the expected life of the stock options granted. The expected life represents the period of time that the awards are expected to be outstanding and is based on the contractual term of each instrument, taking into account employees’ historical exercise and termination behavior.

A summary of the option activity as of May 31, 2009 and changes during the fifty-three weeks then ended is presented below:

	Fiscal 2009
			Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	of Options	Exercise	Term	Value (in
Options	(in Millions)	Price	(Years)	Millions)

Outstanding at May 25, 2008	30.7	$24.16
Granted	7.7	$21.03
Exercised	(0.3)	$21.32		$0.3
Forfeited	(1.5)	$24.09
Expired	(4.1)	$25.03

Outstanding at May 31, 2009	32.5	$23.33	4.85	$0.5

Exercisable at May 31, 2009	22.9	$23.80	4.40	$—

We recognize compensation expense using the straight-line method over the requisite service period. During fiscal 2009, 2008, and 2007, the Company granted 7.7 million options, 8.3 million options, and 6.7 million options, respectively, with a weighted average grant date value of $2.84, $4.23, and $3.92, respectively. The total intrinsic value of options exercised was $0.3 million, $4.8 million, and $7.6 million for fiscal 2009, 2008, and 2007, respectively. The closing market price of our common stock on the last trading day of fiscal 2009 was $18.59 per share.

Compensation expense for our stock option awards totaled $23.8 million, $26.7 million, and $21.4 million for fiscal 2009, 2008, and 2007, respectively. The tax benefit related to the stock option expense for fiscal 2009, 2008, and 2007, respectively, was $9.1 million, $9.7 million, and $7.7 million, respectively.

At May 31, 2009, we had $21.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over a weighted average period of 1.3 years.

Cash received from option exercises for the fiscal years ended May 31, 2009, May 25, 2008, and May 27, 2007 was $6.1 million, $37.5 million, and $63.8 million, respectively. The actual tax benefit realized for the tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 31, 2009, May 25, 2008, and May 27, 2007

Columnar Amounts in Millions Except Per Share Amounts

deductions from option exercises totaled $0.1 million, $1.8 million, and $2.8 million for fiscal 2009, 2008, and 2007, respectively.

Share Unit Plans

In accordance with stockholder-approved plans, we issue stock under various stock-based compensation arrangements, including restricted stock, restricted share equivalents, and other share-based awards (“share units”). These awards generally have requisite service periods of three to five years. Under each arrangement, stock is issued without direct cost to the employee. We estimate the fair value of the share units based upon the market price of our stock at the date of grant. Certain share unit grants do not provide for the payment of dividend equivalents to the participant during the requisite service period (vesting period). For those grants, the value of the grants is reduced by the net present value of the foregone dividend equivalent payments. We recognize compensation expense for share unit awards on a straight-line basis over the requisite service period. The compensation expense for our share unit awards totaled $17.8 million, $16.7 million, and $10.4 million for fiscal 2009, 2008, and 2007, respectively. The tax benefit related to the compensation expense for fiscal 2009, 2008, and 2007 was $6.8 million, $6.1 million, and $3.8 million, respectively.

The following table summarizes the nonvested share units as of May 31, 2009, and changes during the fifty-three weeks then ended:

		Weighted
		Average
	Share Units	Grant-Date
Share Units	(in millions)	Fair Value

Nonvested share units at May 25, 2008	2.67	$24.91
Granted	1.03	$21.00
Vested/Issued	(0.98)	$24.53
Forfeited	(0.31)	$24.85

Nonvested share units at May 31, 2009	2.41	$23.31

During fiscal 2009, 2008, and 2007, we granted 1.0 million share units, 1.4 million share units, and 0.8 million share units, respectively, with a weighted average grant date value of $21.00, $25.28, and $22.75, respectively.

The total intrinsic value of share units vested during fiscal 2009, 2008, and 2007 was $18.7 million, $16.9 million, and $13.9 million, respectively.

At May 31, 2009, we had $26.0 million of total unrecognized compensation expense, net of estimated forfeitures, related to share unit awards that will be recognized over a weighted average period of 1.8 years.

Performance Based Share Plan

Under our 2006 Performance Share Plan, adopted pursuant to stockholder-approved incentive plans, we granted selected executives and other key employees performance share awards with vesting contingent upon meeting various Company-wide performance goals. We granted awards for a fiscal 2007 to 2009 performance period and a fiscal 2008 to 2010 performance period, which were based upon our earnings before interest and taxes (EBIT) and return on average invested capital (ROAIC) measured over the fiscal 2007 to 2009 performance period and the fiscal 2008 to 2010 performance period, respectively. The awards actually earned may range from zero to three hundred percent of the targeted number of performance shares and are paid in shares of common stock. Based on the attainment of various interim Company-wide performance goals, we issued one-third of the targeted performance shares granted for the fiscal 2007 to 2009 performance period in both July 2007 and July 2008 to those participants who were eligible for an interim payout and issued one-third of the targeted number of performance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 31, 2009, May 25, 2008, and May 27, 2007

Columnar Amounts in Millions Except Per Share Amounts

shares and the additional shares related to the above target payout in July 2009 to those participants who were eligible for the final payout. Because the payouts did not occur until after the fiscal year end, amounts in the table below reflect outstanding awards under the fiscal 2007 to 2009 performance period. The fiscal 2008 to 2010 program does not contain an interim payout feature. Subject to limited exceptions set forth in the plan, any shares earned under the fiscal 2008 to 2010 performance period will be distributed at the end of fiscal 2010.

Under our 2008 Performance Share Plan, adopted pursuant to stockholder-approved incentive plans, we granted selected executives and other key employees performance share awards with vesting contingent upon meeting various Company-wide performance goals for fiscal 2009 to 2011 performance period. The performance goals for the fiscal 2009 to 2011 performance period are based upon our earnings before interest and taxes (EBIT) and our return on average invested capital (ROAIC) measured over the fiscal 2009 to 2011 performance period. The awards actually earned will range from zero to three hundred percent of the targeted number of performance shares and will be paid in shares of common stock. Subject to limited exceptions set forth in the plan, any shares earned will be distributed at the end of the three-year period.

The fair value of each grant was estimated based upon our stock price on the date of grant. With respect to the fiscal 2008 to 2010 and fiscal 2009 to 2011 performance periods, management must evaluate, on a quarterly basis, the probability that the target performance goals will be met and the anticipated level of attainment in order to determine the amount of compensation cost to recognize in the financial statements. If such defined performance goals are not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed. As the awards under the 2008 performance share plan contained both a service condition and performance conditions in order to vest and a certain portion of the award (tranche) vested each fiscal year within the performance period, we recognized compensation expense for these awards over the requisite service period for each separately vesting tranche. Awards for the fiscal 2008 to 2010 performance period are recognized on a straight-line basis over the requisite service period. Awards for the fiscal 2009 to 2011 performance period are adjusted based upon the market price of our stock at the end of each reporting period and amortized over the vesting period.

A summary of the activity for performance share awards as of May 31, 2009 and changes during the fifty-three weeks then ended is presented below:

		Weighted
		Average
	Shares	Grant-Date
Performance Shares	(in Millions)	Fair Value

Nonvested performance shares at May 25, 2008	1.69	$23.92
Granted	0.57	$20.66
Vested/Issued	(0.51)	$22.32
Forfeited	(0.40)	$24.07

Nonvested performance shares at May 31, 2009	1.35	$23.04

The compensation expense for our performance share awards totaled $5.6 million, $19.2 million, and $29.8 million for fiscal 2009, 2008, and 2007, respectively. The tax benefit related to the compensation expense for fiscal 2009, 2008, and 2007 was $2.1 million, $7.0 million, and $10.9 million, respectively.

Based on estimates at May 31, 2009, the Company had $7.5 million of total unrecognized compensation expense, net of estimated forfeitures, related to performance shares that will be recognized over a weighted average period of 1.8 years.

Restricted Cash Plan

We have granted restricted share equivalents pursuant to plans approved by stockholders that are ultimately settled in cash (“restricted cash”) based on the market price of our stock as of the date the award is fully vested. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 31, 2009, May 25, 2008, and May 27, 2007

Columnar Amounts in Millions Except Per Share Amounts

value of the restricted cash is adjusted based upon the market price of our stock at the end of each reporting period and amortized as compensation expense over the vesting period (generally five years). The restricted cash awards earn dividend equivalents during the requisite service period (vesting period).

	Share
	Equivalents
Restricted Cash	(in Thousands)	Intrinsic Value

Outstanding share units at May 25, 2008	481	$23.38
Granted	—	—
Earned Dividend Equivalents	11	$16.86
Vested/Issued	(455)	$19.59
Forfeited	(37)	$21.39

Outstanding share units at May 31, 2009	—	—

The compensation expense/(benefit) for the restricted cash awards totaled $(1.0) million, $1.2 million, and $5.8 million for fiscal 2009, 2008, and 2007, respectively, while the tax benefit/(expense) related to the compensation expense for the same periods was $(0.4) million, $0.4 million, and $2.1 million, respectively. The total payments for share-based liabilities during fiscal 2009, 2008, and 2007 were $8.9 million, $11.5 million, and $4.1 million, respectively.

SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement has reduced (increased) net operating cash flows and increased (decreased) net financing cash flows by approximately ($0.7) million, $1.8 million, and $2.8 million for fiscal 2009, 2008, and 2007, respectively.

15.	PRE-TAX INCOME AND INCOME TAXES

Pre-tax income from continuing operations (including equity method investment earnings (loss)) consisted of the following:

	2009	2008	2007

United States	$919.3	$676.6	$680.2
Foreign	64.3	69.6	46.6

	$983.6	$746.2	$726.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 31, 2009, May 25, 2008, and May 27, 2007

Columnar Amounts in Millions Except Per Share Amounts

The provision for income taxes included the following:

	2009	2008	2007

Current
Federal	$128.7	$199.1	$256.4
State	18.3	(6.0)	8.8
Foreign	19.3	18.0	12.9

	166.3	211.1	278.1
Deferred
Federal	150.3	26.2	(20.2)
State	26.2	(9.6)	(5.8)
Foreign	(5.6)	(0.4)	(7.1)

	170.9	16.2	(33.1)

	$337.2	$227.3	$245.0

Income taxes computed by applying the U.S. Federal statutory rates to income from continuing operations before income taxes are reconciled to the provision for income taxes set forth in the consolidated statements of earnings as follows:

	2009	2008	2007

Computed U.S. Federal income taxes	$344.3	$261.2	$254.4
State income taxes, net of U.S. Federal tax impact	28.9	(10.1)	1.9
Export, tax credits, and domestic manufacturing deduction	(26.0)	(18.6)	(10.5)
Foreign tax credits	(1.2)	(30.7)	(0.5)
Tax impact of equity method investment divestiture	—	—	(5.0)
IRS audit adjustments and settlement	3.2	(0.7)	20.5
Other	(12.0)	26.2	(15.8)

	$337.2	$227.3	$245.0

Fiscal 2008 state income taxes benefit includes state income tax expense on taxable income which was more than offset by certain tax benefits, principally related to the resolution of various state tax audits, a change in legal entity structure, and state tax credits.

Income taxes paid, net of refunds, were $512.6 million, $471.3 million, and $436.1 million in fiscal 2009, 2008, and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 31, 2009, May 25, 2008, and May 27, 2007

Columnar Amounts in Millions Except Per Share Amounts

The tax effect of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

	2009		2008
	Assets	Liabilities	Assets	Liabilities

Property, plant and equipment	$—	$338.4	$—	$305.3
Goodwill, trademarks and other intangible assets	—	517.2	—	454.3
Accrued expenses	19.3	—	43.5	—
Compensation related liabilities	68.2	—	52.9	—
Pension and other postretirement benefits	237.0	—	84.9	—
Other liabilities that will give rise to future tax deductions	115.1	—	124.4	—
Long-term debt	—	12.4	—	15.7
Foreign tax credit carryforwards	3.7	—	9.3	—
State tax credit and NOL carryforwards	37.2	—	29.9	—
Other	49.9	—	26.1	—

	530.4	868.0	371.0	775.3
Less: Valuation allowance	(53.7)	—	(49.9)	—

Net deferred taxes	$476.7	$868.0	$321.1	$775.3

At May 31, 2009 and May 25, 2008, net deferred tax assets of $112.1 million and $146.3 million, respectively, are included in prepaid expenses and other current assets. At May 31, 2009 and May 25, 2008, net deferred tax liabilities of $503.4 million and $600.5 million, respectively, are included in other noncurrent liabilities.

Effective May 28, 2007, we adopted the provisions of FIN 48. As a result of the implementation of FIN 48, we recognized a $1.2 million decrease in the liability for unrecognized tax benefits, with a corresponding adjustment to retained earnings.

The liability for gross unrecognized tax benefits at May 31, 2009 was $74.6 million, excluding a related liability of $14.5 million for gross interest and penalties. Included in the balance at May 31, 2009 are $2.5 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. Any associated interest and penalties imposed would affect the tax rate. As of May 25, 2008, our gross liability for unrecognized tax benefits was $75.8 million, excluding a related liability of $21.8 million for gross interest and penalties.

The net amount of unrecognized tax benefits at May 31, 2009 and May 25, 2008 that, if recognized, would impact our effective tax rate was $51.0 million and $46.2 million, respectively. Recognition of these tax benefits would have a favorable impact on our effective tax rate.

We accrue interest and penalties associated with uncertain tax positions as part of income tax expense.

We conduct business and file tax returns in numerous countries, states, and local jurisdictions. The U.S. Internal Revenue Service (“IRS”) has completed its audit for tax years through fiscal 2006 and all resulting significant items for fiscal 2006 and prior years have been settled with the IRS. Other major jurisdictions where we conduct business generally have statutes of limitations ranging from 3 to 5 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 31, 2009, May 25, 2008, and May 27, 2007

Columnar Amounts in Millions Except Per Share Amounts

We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by $10 million to $15 million over the next twelve months due to various federal, state, and foreign audit settlements and the expiration of statutes of limitations.

The change in the unrecognized tax benefits for fiscal 2009 and 2008 was:

	2009	2008

Beginning balance on May 26, 2008	$75.8	$54.8
Increases from positions established during prior periods	8.9	80.8
Decreases from positions established during prior periods	(17.5)	(69.9)
Increases from positions established during the current period	17.3	19.1
Decreases from positions established during the current period	(4.3)	(0.2)
Decreases relating to settlements with taxing authorities	(3.7)	(5.0)
Other adjustments to liability	(0.2)	(1.0)
Reductions resulting from lapse of applicable statute of limitation	(1.7)	(2.8)

Ending balance on May 31, 2009	$74.6	$75.8

We have approximately $61.6 million of foreign net operating loss carryforwards ($14.0 million expire between fiscal 2010 and 2020 and $47.6 million have no expiration dates).

Substantially all of our foreign tax credits will expire between fiscal 2013 and 2018. State tax credits of approximately $12.4 million expire in various years ranging from fiscal 2013 to 2016.

We have recorded a valuation allowance for the portion of the net operating loss carryforwards, tax credit carryforwards, and other deferred tax assets for which we believe the likelihood of realization is not more likely than not. The net impact on income tax expense related to changes in the valuation allowance for fiscal 2009, 2008, and 2007 were charges of $3.8 million, $1.6 million, and $0.4 million, respectively. The current year change principally relates to increases to the valuation allowances for foreign net operating losses and foreign capital losses, offset by decreases related to foreign tax credits and state net operating losses.

We have not provided U.S. deferred taxes on cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. Deferred taxes are provided for earnings of non-U.S. affiliates and associated companies when we determine that such earnings are no longer indefinitely reinvested.

16.	COMMITMENTS

We lease certain facilities and transportation equipment under agreements that expire at various dates. Rent expense under all operating leases for continuing operations was $137.5 million, $129.1 million, and $132.9 million in fiscal 2009, 2008, and 2007, respectively. Rent expense under operating leases for discontinued operations was $2.7 million, $35.8 million, and $35.9 million in fiscal 2009, 2008, and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 31, 2009, May 25, 2008, and May 27, 2007

Columnar Amounts in Millions Except Per Share Amounts

A summary of noncancelable operating lease commitments for fiscal years following May 31, 2009, was as follows:

2010	$64.2
2011	57.5
2012	53.1
2013	42.9
2014	31.9
Later years	116.7

$366.3

17.	CONTINGENCIES

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

The environmental proceedings include litigation and administrative proceedings involving Beatrice’s status as a potentially responsible party at 35 Superfund, proposed Superfund, or state-equivalent sites; these sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. Beatrice has paid or is in the process of paying its liability share at 33 of these sites. Reserves for these matters have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The reserves for Beatrice environmental matters totaled $88.8 million as of May 31, 2009, a majority of which relates to the Superfund and state-equivalent sites referenced above. Expenditures for Beatrice environmental matters are expected to continue for a period of up to 20 years.

In limited situations, we will guarantee an obligation of an unconsolidated entity. At the time in which we initially provide such a guarantee, we assess the risk of financial exposure to us under these agreements. We consider the credit-worthiness of the guaranteed party, the value of any collateral pledged against the related obligation, and any other factors that may mitigate our risk (e.g., letters of credit from a financial institution). We periodically monitor market and entity-specific conditions which may result in a change of our assessment of its risk of loss under these agreements.

We have outstanding guarantees of certain railcar leases of the divested trading and merchandising business (now operating as the Gavilon Group, LLC, “Gavilon”); the railcar leases were in place prior to the divestiture and the parties are working with the lessors to secure our release. The remaining terms of these lease agreements do not exceed two years and the maximum amount of future payments we have guaranteed was $3.4 million as of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 31, 2009, May 25, 2008, and May 27, 2007

Columnar Amounts in Millions Except Per Share Amounts

May 31, 2009. We have not established a liability for these guarantees as we have determined that the likelihood of our required performance under the guarantees is remote.

We guarantee certain leases and other commercial obligations resulting from our fresh beef and pork divestiture. The remaining terms of these arrangements do not exceed seven years and the maximum amount of future payments we have guaranteed was approximately $18.5 million as of May 31, 2009.

We have also guaranteed the performance of the divested fresh beef and pork business with respect to a hog purchase contract. The hog purchase contract requires the fresh beef and pork business to purchase a minimum of approximately 1.2 million hogs annually through 2014. The contract stipulates minimum price commitments, based in part on market prices, and, in certain circumstances, also includes price adjustments based on certain inputs. We have not established a liability for any of the fresh beef and pork divestiture-related guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.

We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At May 31, 2009, the amount of supplier loans we have effectively guaranteed was approximately $39.6 million. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.

We are a party to a supply agreement with an onion processing company. We have guaranteed repayment of a loan of this supplier, under certain conditions. At May 31, 2009, the amount of this loan was $25.0 million. In the event of default on this loan by the supplier, we have the contractual right to purchase the loan from the lender, thereby giving us the rights to the underlying collateral. We have not established a liability in connection with this guarantee, as we believe the likelihood of financial exposure to us under this agreement is remote.

We are a party to a number of lawsuits and claims arising out of the operation of our business, including lawsuits and claims related to the February 2007 recall of our peanut butter products and litigation we initiated against an insurance carrier to recover our settlement expenditures and defense costs. We recognized a charge of $25.3 million during the second half of fiscal 2009 in connection with the disputed coverage with this insurance carrier.

An investigation by the Division of Enforcement of the U.S. Commodity Futures Trading Commission (“CFTC”) of certain commodity futures transactions of a former Company subsidiary, has led to an investigation by the CFTC of the Company itself. The investigation may result in litigation by the CFTC against the Company. The former subsidiary was sold on June 23, 2008, as part of the divestiture of our trading and merchandising operations. The CFTC’s Division of Enforcement has advised the Company that it questions whether certain trading activities of the former subsidiary violated the Commodity Exchange Act (the “CEA”) and that the CFTC has been evaluating whether we should be implicated in the matter based on the existence of the parent-subsidiary relationship between the two entities at the time of the trades. Based on information we have learned to date, the Company believes that both it and the former subsidiary have meritorious defenses. We have submitted a statement to the Division of Enforcement contesting any purported liability. We also believe the sale contract with the buyer of the business provides us indemnification rights. Accordingly, we do not believe any decision by the CFTC to pursue this matter will have a material adverse effect on the Company. If litigation ensues, the Company intends to defend itself vigorously.

Subsequent to fiscal 2009 year-end, an accidental explosion occurred at our manufacturing facility in Garner, North Carolina. See Note 24 for information related to this matter.

After taking into account liabilities recognized for all of the foregoing matters, management believes the ultimate resolution of such matters should not have a material adverse effect on our financial condition, results of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 31, 2009, May 25, 2008, and May 27, 2007

Columnar Amounts in Millions Except Per Share Amounts

operations, or liquidity. It is reasonably possible that a change in one of the estimates of the foregoing matters may occur in the future. Costs of legal services are recognized in earnings as services are provided.

18.	DERIVATIVE FINANCIAL INSTRUMENTS

Our operations are exposed to market risks from adverse changes in commodity prices affecting the cost of raw materials and energy, foreign currency exchange rates, and interest rates. In the normal course of business, these risks are managed through a variety of strategies, including the use of derivatives.

Commodity futures and options contracts are used from time to time to economically hedge commodity input prices on items such as natural gas, vegetable oils, proteins, dairy, grains, and electricity. Generally, we economically hedge a portion of our anticipated consumption of commodity inputs for periods of up to 36 months. We may enter into longer-term economic hedges on particular commodities if deemed appropriate. As of May 31, 2009, we had economically hedged certain portions of our anticipated consumption of commodity inputs using derivative instruments with expiration dates through July 2010.

In order to reduce risk related to changes in foreign currency exchange rates, when deemed prudent, we enter into forward exchange or option contracts for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of May 31, 2009, we had economically hedged certain portions of our foreign currency risk of anticipated transactions using derivative instruments with expiration dates through November 2009.

Derivatives Designated as Cash Flow Hedges

From time to time, we may use derivative instruments, including interest rate swaps, to reduce risk related to changes in interest rates. During the fourth quarter of fiscal 2009, we entered into an interest rate swap to hedge the interest rate risk related to our then-anticipated long term debt refinancing. We designated this interest rate swap as a cash flow hedge of the forecasted interest payments related to this debt refinancing. The loss associated with this swap, which is deferred in accumulated other comprehensive loss at May 31, 2009 is $0.7 million. This loss is being amortized over the life of the related debt. No other interest rate swap agreements were outstanding during the periods presented.

In prior periods, we designated certain commodity-based and foreign currency derivatives as cash flow hedges qualifying for hedge accounting treatment. We discontinued designating such derivatives as cash flow hedges during the first quarter of fiscal 2008.

Gains and losses associated with designated commodity cash flow hedges were deferred in accumulated other comprehensive income until the underlying hedged item impacted earnings. At that time, we reclassified net gains and losses from cash flow hedges into the same line item of the consolidated statement of earnings as where the effects of the hedged item were recorded, typically cost of goods sold.

Hedge ineffectiveness for cash flow hedges may impact net earnings when a change in the value of a hedge does not offset the change in the value of the underlying hedged item. The ineffectiveness associated with derivatives designated as cash flow hedges from continuing operations was a loss of $1.1 million and a loss of $3.3 million for fiscal 2008 and 2007, respectively. Depending on the nature of the hedge, ineffectiveness is recognized within cost of goods sold or selling, general and administrative expense. We do not exclude any component of the hedging instrument’s gain or loss when assessing ineffectiveness.

Economic Hedges of Forecasted Cash Flows

Many of our derivatives do not qualify for, and, as noted above, we are not currently designating any commodity or foreign currency derivatives to achieve hedge accounting treatment. Beginning in the first quarter of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 31, 2009, May 25, 2008, and May 27, 2007

Columnar Amounts in Millions Except Per Share Amounts

fiscal 2009, we began to reflect realized and unrealized gains and losses from derivatives used to hedge anticipated commodity consumption and to mitigate foreign currency cash flow risk in earnings immediately within general corporate expense (within cost of goods sold). The gains and losses are reclassified to segment operating results in the period in which the underlying item being hedged is recognized in cost of goods sold. Prior to the first quarter of fiscal 2009, these derivative gains and losses were recorded immediately in our segment results as a component of cost of goods sold or selling, general and administrative expenses, regardless of when the item being hedged impacted earnings.

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

For commodity derivative trading activities within our milling operations that are not intended to mitigate commodity input cost risk, the derivative instrument is marked-to-market each period with gains and losses included in net sales of the Commercial Foods segment. In fiscal 2009, there were no material gains or losses from derivative trading activities. In fiscal 2008, net derivative gains from trading activities of $23.3 million, were included in the results of operations for the Commercial Foods segment.

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

Derivative assets and liabilities and amounts representing a right to reclaim cash collateral are reflected in our balance sheets as follows:

	May 31,	May 25,
	2009	2008

Prepaid expenses and other current assets	$52.1	$207.0
Current assets held for sale	—	536.6
Other accrued liabilities	30.8	55.8
Current liabilities held for sale	—	301.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 31, 2009, May 25, 2008, and May 27, 2007

Columnar Amounts in Millions Except Per Share Amounts

The following table presents our derivative assets and liabilities not designated as hedging instruments under SFAS No. 133, on a gross basis, prior to the offsetting of amounts where legal right of setoff exists at May 31, 2009:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Commodity contracts	Prepaid expenses and other current assets	$78.1	Other accrued liabilities	$53.5
Foreign exchange contracts	Prepaid expenses and other current assets	—	Other accrued liabilities	2.3
Other	Prepaid expenses and other current assets	—	Other accrued liabilities	0.7

Total derivatives not designated as hedging instruments under SFAS No. 133		$78.1		$56.5

The location and amount of gains (losses) from derivatives reported in our statements of earnings were as follows:

	For the Fifty-three Weeks Ended May 31, 2009
		Amount of Gain (loss)
		Recognized on Derivatives in
Derivatives Not Designated as Hedging	Location in Consolidated Statement of	Consolidated Statement of
Instruments Under FASB Statement 133	Earnings of Loss Recognized on Derivatives	Earnings

Commodity contracts	Cost of goods sold	$101.6
Foreign exchange contracts	Cost of goods sold	4.2
Other	Selling, general and administrative expense	(0.4)

Total derivative gain		$105.4

19.	PENSION AND POSTRETIREMENT BENEFITS

The Company and its subsidiaries have defined benefit retirement plans (“plans”) for eligible salaried and hourly employees. Benefits are based on years of credited service and average compensation or stated amounts for each year of service. We also sponsor postretirement plans which provide certain medical and dental benefits (“other benefits”) to qualifying U.S. employees.

We historically have used February 28 as our measurement date for our plans. Beginning May 28, 2007, we elected to early adopt the measurement date provisions of SFAS No. 158. These provisions require the measurement date for plan assets and liabilities to coincide with the sponsor’s fiscal year-end. We used the “alternative” method for adoption. As a result, we recorded a decrease to retained earnings of approximately $11.7 million, net of tax, and an increase to accumulated other comprehensive income of approximately $1.6 million, net of tax, representing the periodic benefit cost for the period from March 1, 2007 through our fiscal 2007 year-end.

On May 27, 2007, we adopted the recognition and disclosure requirements of SFAS No. 158 which requires that we recognize the overfunded or underfunded status of our plans as an asset or liability on our consolidated balance sheet. The funded status is the difference between the fair value of plan assets and the benefit obligation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 31, 2009, May 25, 2008, and May 27, 2007

Columnar Amounts in Millions Except Per Share Amounts

The changes in benefit obligations and plan assets at May 31, 2009 and May 25, 2008 are presented in the following table. Due to the adoption of the measurement date provisions of SFAS No. 158, the changes in benefit obligations and plan assets for fiscal 2008 include fifteen months of activity.

	Pension Benefits		Other Benefits
	2009	2008	2009	2008

Change in Benefit Obligation
Benefit obligation at beginning of year	$2,209.2	$2,385.6	$381.8	$410.1
Service cost	50.7	74.8	0.8	1.4
Interest cost	141.2	166.6	20.6	26.8
Plan participants’ contributions	—	—	8.6	11.1
Amendments	3.9	0.4	—	—
Actuarial gain	(56.2)	(261.5)	(84.9)	(9.8)
Curtailments	—	—	—	0.4
Benefits paid	(128.4)	(156.7)	(38.3)	(58.2)

Benefit obligation at end of year	$2,220.4	$2,209.2	$288.6	$381.8

Change in Plan Assets
Fair value of plan assets at beginning of year	$2,397.5	$2,254.7	$4.2	$4.8
Actual return (loss) on plan assets	(466.5)	306.6	(1.1)	0.2
Employer contributions	112.0	10.4	34.7	46.3
Plan participants’ contributions	—	—	8.6	11.1
Investment and administrative expenses	(11.4)	(17.5)	—	—
Benefits paid	(128.4)	(156.7)	(38.3)	(58.2)

Fair value of plan assets at end of year	$1,903.2	$2,397.5	$8.1	$4.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 31, 2009, May 25, 2008, and May 27, 2007

Columnar Amounts in Millions Except Per Share Amounts

The funded status and amounts recognized in our consolidated balance sheets at May 31, 2009 and May 25, 2008 were:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008

Funded status	$(317.2)	$188.3	$(280.5)	$(377.6)

Amounts Recognized in Consolidated Balance Sheets
Other assets	$4.1	$302.5	$—	$—
Other accrued liabilities	(7.8)	(6.7)	(29.2)	(36.8)
Other noncurrent liabilities	(313.5)	(107.5)	(251.3)	(340.8)

Net amount recognized	$(317.2)	$188.3	$(280.5)	$(377.6)

Amounts Recognized in Accumulated Other Comprehensive (Income) Loss
Actuarial net loss (gain)	$244.1	$(334.2)	$19.3	$112.7
Net prior service cost (benefit)	18.5	17.7	(28.4)	(39.6)

Total	$262.6	$(316.5)	$(9.1)	$73.1

Weighted-Average Actuarial Assumptions Used to Determine Benefit Obligations At May 31, 2009 and May 25, 2008
Discount rate	6.90%	6.60%	6.60%	6.40%
Long-term rate of compensation increase	4.25%	4.25%	N/A	N/A

The accumulated benefit obligation for all defined benefit pension plans was $2.1 billion at both May 31, 2009 and May 25, 2008.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets at May 31, 2009 and May 25, 2008 were:

	2009	2008

Projected benefit obligation	$2,111.6	$218.6
Accumulated benefit obligation	2,036.7	219.2
Fair value of plan assets	1,790.3	104.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 31, 2009, May 25, 2008, and May 27, 2007

Columnar Amounts in Millions Except Per Share Amounts

Components of pension benefit and other postretirement benefit costs were:

	Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007

Service cost	$50.7	$59.9	$55.4	$0.8	$1.1	$1.5
Interest cost	141.2	133.3	130.6	20.6	21.5	20.6
Expected return on plan assets	(158.7)	(148.6)	(133.7)	(0.2)	(0.2)	(0.2)
Amortization of prior service cost (benefit)	3.0	3.4	3.3	(11.2)	(11.7)	(13.0)
Recognized net actuarial loss	2.1	8.4	17.6	4.8	12.0	10.4
Curtailment (gain) loss	—	—	1.9	—	0.4	(9.4)

Benefit cost—Company plans	38.3	56.4	75.1	14.8	23.1	9.9
Pension benefit cost—multi-employer plans	8.6	8.5	7.7	—	—	—

Total benefit cost	$46.9	$64.9	$82.8	$14.8	$23.1	$9.9

Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss were:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008

Net actuarial (gain) loss	$580.4	$(365.0)	$(88.6)	$(9.6)
Prior service cost	3.8	0.4	—	—
Amortization of prior service cost (benefit)	(3.0)	(3.4)	11.2	11.7
Recognized net actuarial loss	(2.1)	(8.4)	(4.8)	(12.0)

Net amount recognized	$579.1	$(376.4)	$(82.2)	$(9.9)

Weighted-Average Actuarial Assumptions
Used to Determine Net Expense

	Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007

Discount rate	6.60%	5.75%	5.75%	6.40%	5.50%	5.50%
Long-term rate of return on plan assets	7.75%	7.75%	7.75%	4.50%	4.50%	4.50%
Long-term rate of compensation increase	4.25%	4.25%	4.25%	N/A	N/A	N/A

During the second quarter of fiscal 2007, we completed the divestiture of the packaged meats operations. As a result, during the third quarter of fiscal 2007, we recognized a pre-tax curtailment gain relating to postretirement benefits totaling approximately $9.4 million. This amount has been recognized within results of discontinued operations.

We amortize prior service cost and amortizable gains and losses in equal annual amounts over the average expected future period of vested service. For plans with no active participants, average life expectancy is used instead of average expected useful service.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 31, 2009, May 25, 2008, and May 27, 2007

Columnar Amounts in Millions Except Per Share Amounts

The amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net expense during the next year are as follows:

	Pension Benefits	Other Benefits

Prior service cost (benefit)	$3.3	$(9.4)
Net actuarial loss (gain)	3.9	(0.1)

To develop the expected long-term rate of return on plan assets assumption for the pension plans, we consider the current asset allocation strategy, the historical investment performance, and the expectations for future returns of each asset class.

Our pension plan weighted-average asset allocations and our target asset allocations at May 31, 2009 and May 25, 2008, by asset category were as follows:

	May 31,	May 25,	Target
	2009	2008	Allocation

Marketable Equity Securities	46%	54%	50%
Debt Securities	40%	31%	25%
Real Estate	4%	5%	8%
Other	10%	10%	17%

Total	100%	100%

Our investment strategy reflects the expectation that equity securities will outperform debt securities over the long term. Assets are invested in a prudent manner to maintain the security of funds while maximizing returns within our Investment Policy guidelines. The strategy is implemented utilizing indexed and actively managed assets from the categories listed.

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

Other investments primarily include private equity funds and hedge funds. For certain of the plan assets, we use net asset values as our best estimate of fair market value. Certain of the funds in which plan assets are invested have contractual terms under which our ability to redeem the investment may be temporarily restricted by minimum required redemption notices, or the imposition of redemption gates.

Our assets for other post-retirement benefits are primarily comprised of money-market securities.

Assumed health care cost trend rates have a significant effect on the benefit obligation of the postretirement plans.

	May 31,	May 25,
Assumed Health Care Cost Trend Rates at	2009	2008

Initial health care cost trend rate	8.5%	9.5%
Ultimate health care cost trend rate	5.5%	5.5%
Year that the rate reaches the ultimate trend rate	2013	2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 31, 2009, May 25, 2008, and May 27, 2007

Columnar Amounts in Millions Except Per Share Amounts

A one percentage point change in assumed health care cost rates would have the following effect:

	One Percent	One Percent
	Increase	Decrease

Effect on total service and interest cost	$1.2	$(1.2)
Effect on postretirement benefit obligation	18.7	(17.6)

We currently anticipate making contributions of approximately $33.7 million to our company-sponsored pension plans in fiscal 2010. This estimate is based on current tax laws, plan asset performance and liability assumptions, which are subject to change. We anticipate making contributions of $34.0 million to the postretirement plan in fiscal 2010.

The following table presents estimated future gross benefit payments and Medicare Part D subsidy receipts for our plans:

		Health Care and Life Insurance
	Pension	Benefit	Subsidy
	Benefits	Payments	Receipts

2010	$131.9	$33.3	$(3.1)
2011	136.2	33.1	(3.1)
2012	140.2	32.3	(3.1)
2013	145.2	31.3	(3.0)
2014	150.8	30.2	(3.0)
Succeeding 5 years	851.3	131.3	(13.7)

Certain of our employees are covered under defined contribution plans. The expense related to these plans was $23.2 million, $24.4 million, and $22.9 million in fiscal 2009, 2008, and 2007, respectively.

20.	FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 were effective as of the beginning of our fiscal 2009 for our financial assets and liabilities, as well as for other assets and liabilities that are carried at fair value on a recurring basis in our consolidated financial statements. The FASB has provided for a one-year deferral of the implementation of this standard for other non financial assets and liabilities. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial position or results of operations.

SFAS No. 157 establishes a three-level fair value hierarchy based upon the assumptions (inputs) used to price assets or liabilities. The hierarchy requires us to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities,

Level 2—Observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets, and

Level 3—Unobservable inputs reflecting our own assumptions and best estimate of what inputs market participants would use in pricing the asset or liability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 31, 2009, May 25, 2008, and May 27, 2007

Columnar Amounts in Millions Except Per Share Amounts

The following table presents our financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of May 31, 2009:

	Level 1	Level 2	Level 3	Total

Assets:
Derivative assets	$12.1	$40.0	$—	$52.1
Available for sale securities	1.8	—	—	1.8
Deferred compensation assets	6.1	—	—	6.1

Total assets	$20.0	$40.0	$—	$60.0

Liabilities:
Derivative liabilities	$2.3	$28.5	$—	$30.8
Deferred and share-based compensation liabilities	23.6	—	—	23.6

Total liabilities	$25.9	$28.5	$—	$54.4

The carrying amount of long-term debt (including current installments) was $3.5 billion and $3.4 billion as of May 31, 2009 and May 25, 2008, respectively. Based on current market rates provided primarily by outside investment bankers, the fair value of this debt at May 31, 2009 and May 25, 2008 was estimated at $3.7 billion.

21.	RELATED PARTY TRANSACTIONS

Sales to affiliates (equity method investees) of $1.6 million, $4.2 million, and $3.8 million for fiscal 2009, 2008, and 2007, respectively, are included in net sales. We received management fees from affiliates of $17.8 million, $16.3 million, and $14.8 million in fiscal 2009, 2008, and 2007, respectively. Accounts receivable from affiliates totaled $2.7 million and $3.2 million at May 31, 2009 and May 25, 2008, respectively, of which $3.0 million is included in current assets held for sale at May 25, 2008. Accounts payable to affiliates totaled $14.3 million and $15.6 million at May 31, 2009 and May 25, 2008, respectively.

During the first quarter of fiscal 2007, we sold an aircraft for proceeds of approximately $8.1 million to a company on whose board of directors one of the Company’s directors sits. We recognized a gain of approximately $3.0 million on the transaction.

22.	BUSINESS SEGMENTS AND RELATED INFORMATION

We report our operations in two reporting segments: Consumer Foods and Commercial Foods.

Consumer Foods

The Consumer Foods reporting segment includes branded and private label food products which are sold in various retail and foodservice channels, principally in North America. The products include a variety of categories (meals, entrees, condiments, sides, snacks, and desserts) across frozen, refrigerated, and shelf-stable temperature classes. The segment is comprised of and managed through five subsegments as described below:

Grocery Foods North America—includes branded and private label refrigerated or shelf stable food products that are sold in various retail and foodservice channels, primarily across the United States. Major brands include: Angela Mia®, Chef Boyardee®, Egg Beaters®, Healthy Choice®, Hebrew National®, Hunt’s®, Manwich®, PAM®, Reddi-wip®, Rosarita®, Ro*Tel®, Snack Pack®, Swiss Miss®, and Van Camp’s®. The segment also includes the consumer foods businesses in Mexico and Canada which distribute packaged foods that are both locally manufactured and imported from the United States.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 31, 2009, May 25, 2008, and May 27, 2007

Columnar Amounts in Millions Except Per Share Amounts

Frozen Foods—includes branded and private label frozen food products that are sold in various retail and foodservice channels across the United States. Major brands include: Alexia®, Banquet®, Healthy Choice®, Kid Cuisine®, and Marie Callender’s®.

Snacks and Store Brands—includes branded popcorn, meats, seeds, and specialty snacks, as well as private label food products that are sold in various retail and foodservice channels across the United States. Major brands include: ACT II®, DAVID®, Orville Redenbacher’s®, and Slim Jim®.

Enabler Brands—includes national and regional branded food products across shelf stable, refrigerated, and frozen temperature classes. Products are sold in various retail and foodservice channels across the United States. Major brands include: Blue Bonnet®, La Choy®, Libby’s®, The Max®, Parkay®, and Wesson®.

Domestic Export—includes branded shelf stable food products sold through distributors in various markets throughout the world.

The Consumer Foods’ supply chain and order-to-cash functions are centrally managed and largely integrated. Accordingly, we do not maintain balance sheets at the subsegment level. Selling, general and administrative expenses, other than advertising and promotion, are managed at the Consumer Foods reporting segment level, and as such, we do not separately allocate selling, general and administrative expenses, other than advertising and promotion expenses, to the Consumer Foods subsegments.

Commercial Foods

The Commercial Foods reporting segment includes commercially branded foods and ingredients, which are sold principally to foodservice, food manufacturing, and industrial customers. The segment’s primary products include: specialty potato products, milled grain ingredients, a variety of vegetable products, seasonings, blends, and flavors which are sold under brands such as ConAgra Mills®, Gilroy Foods & Flavorstm, Lamb Weston®, and Spicetec®.

****

In June 2009, subsequent to our fiscal 2009 year end, we completed the divestiture of the Fernando’s® foodservice brand for proceeds of approximately $6.4 million. We reflected the results of these operations as discontinued operations for all periods presented. The assets and liabilities of the divested Fernando’s® business have been reclassified as assets and liabilities held for sale within our consolidated balance sheets for all periods presented.

At the beginning of the first quarter of fiscal 2008, we shifted management responsibility of our handheld product operations into the Consumer Foods segment from the Commercial Foods segment. Accordingly, all prior periods have been recharacterized to reflect these changes.

Intersegment sales have been recorded at amounts approximating market. Operating profit for each segment is based on net sales less all identifiable operating expenses. General corporate expense, net interest expense, and income taxes have been excluded from segment operations.

General corporate expenses included transition services income of $5 million and $14 million for fiscal 2009 and 2008, respectively, related to services provided to the buyers of certain divested businesses. Prior to fiscal 2008, we recognized the transition services income in Consumer Foods operating profit. Consumer Foods operating profit included transition services income of $23 million for fiscal 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 31, 2009, May 25, 2008, and May 27, 2007

Columnar Amounts in Millions Except Per Share Amounts

	2009	2008	2007

Net sales
Consumer Foods:
Grocery Foods North America	$2,900.2	$2,694.3	$2,562.9
Frozen Foods	1,877.0	1,730.1	1,660.0
Snacks and Store Brands	1,505.3	1,394.4	1,382.5
Enabler Brands	1,571.4	1,426.9	1,293.1
Domestic Export	182.4	192.8	168.1
Consumer Administration/Other	(5.0)	(3.1)	1.4

Total Consumer Foods	$8,031.3	$7,435.4	$7,068.0
Commercial Foods	4,699.9	4,128.1	3,421.5

Total net sales	$12,731.2	$11,563.5	$10,489.5

Profit contribution margin (Net sales, less cost of goods sold and advertising and promotion expense)
Consumer Foods:
Grocery Foods North America	$728.7	$684.6	$768.1
Frozen Foods	348.6	326.5	330.0
Snacks and Store Brands	324.5	293.7	343.0
Enabler Brands	215.3	227.6	282.4
Domestic Export	47.5	35.5	27.0
Consumer Administration/Other	(7.4)	57.1	(63.8)

Total Consumer Foods	$1,657.2	$1,625.0	$1,686.7
Commercial Foods	789.1	708.9	577.9

Total profit contribution margin	$2,446.3	$2,333.9	$2,264.6

Selling, general and administrative expenses (except advertising and promotion)
Consumer Foods	700.7	794.6	775.9
Commercial Foods	205.5	197.2	143.1

Total selling, general and administrative expenses at segments (except advertising and promotion)	$906.2	$991.8	$919.0

Operating profit
Consumer Foods	$956.5	$830.4	$910.8
Commercial Foods	583.6	511.7	434.8

Total operating profit	$1,540.1	$1,342.1	$1,345.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 31, 2009, May 25, 2008, and May 27, 2007

Columnar Amounts in Millions Except Per Share Amounts

	2009	2008	2007

Equity method investment earnings
Consumer Foods	$2.7	$1.3	$1.9
Commercial Foods	21.3	48.4	26.5

Total equity method investment earnings	$24.0	$49.7	$28.4

General corporate expenses	$(394.3)	$(392.3)	$(427.9)
Interest expense, net	(186.2)	(253.3)	(219.5)
Income tax expense	(337.2)	(227.3)	(245.0)

Income from continuing operations	$646.4	$518.9	$481.6

Identifiable assets
Consumer Foods	$7,108.7	$7,075.9	$6,748.7
Commercial Foods	2,513.1	2,402.3	1,780.6
Corporate	1,445.0	1,263.6	1,564.5
Held for sale	6.5	2,940.7	1,741.7

Total	$11,073.3	$13,682.5	$11,835.5

Additions to property, plant and equipment
Consumer Foods	$261.3	$159.9	$210.7
Commercial Foods	121.4	172.0	102.3
Corporate	59.2	117.7	73.1

Total	$441.9	$449.6	$386.1

Depreciation and amortization
Consumer Foods	$132.9	$130.8	$176.2
Commercial Foods	85.0	69.3	67.7
Corporate	101.0	96.0	91.0

Total	$318.9	$296.1	$334.9

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 31, 2009, May 25, 2008, and May 27, 2007

Columnar Amounts in Millions Except Per Share Amounts

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

The following table presents the net derivative losses from economic hedges of forecasted commodity consumption and currency risk of our foreign operations for fiscal 2009, under this new methodology:

Net derivative losses incurred	$80.9
Less: Net derivative losses allocated to reporting segments	75.6

Net derivative losses recognized in general corporate expenses	$5.3

Net derivative losses allocated to Consumer Foods	$48.0
Net derivative losses allocated to Commercial Foods	27.6

Net derivative losses included in segment operating profit	$75.6

Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify losses of $7.8 million and gains of $2.5 million to segment operating results in fiscal 2010 and 2011, respectively.

In fiscal 2008, net derivative gains from economic hedges of forecasted commodity consumption and currency risk of our foreign operations were $62.6 million in the Consumer Foods segment and $26.4 million in the Commercial Foods segment. In fiscal 2007, net derivative gains from economic hedges of forecasted commodity consumption and currency risk of our foreign operations were $14.0 million in the Consumer Foods segment and $7.6 million in the Commercial Foods segment.

At May 31, 2009, ConAgra Foods and its subsidiaries had approximately 25,600 employees, primarily in the United States. Approximately 53% of our employees are parties to collective bargaining agreements. Of the employees subject to collective bargaining agreements, approximately 37% are parties to collective bargaining agreements that are scheduled to expire during fiscal 2010.

Our operations are principally in the United States. With respect to operations outside of the United States, no single foreign country or geographic region was significant with respect to consolidated operations for fiscal 2009, 2008, and 2007. Foreign net sales, including sales by domestic segments to customers located outside of the United States, were approximately $1.3 billion, $1.3 billion, and $1.1 billion in fiscal 2009, 2008, and 2007, respectively. Our long-lived assets located outside of the United States are not significant.

Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 16%, 15%, and 16% of consolidated net sales for fiscal 2009, 2008, and 2007, respectively. This reflects all Consumer Foods businesses, including those which are classified as discontinued operations.

Wal-Mart Stores, Inc. and its affiliates accounted for approximately 15% and 13% of consolidated net receivables for fiscal 2009 and 2008, respectively. This reflects all Consumer Foods businesses, including those which are classified as discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 31, 2009, May 25, 2008, and May 27, 2007

Columnar Amounts in Millions Except Per Share Amounts

23.	QUARTERLY FINANCIAL DATA (Unaudited)
(in millions, except per share amounts)

	2009				2008
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Net sales	$3,056.5	$3,251.7	$3,125.0	$3,298.0	$2,612.1	$2,939.5	$2,945.3	$3,066.6
Gross profit	591.5	686.5	739.4	823.2	618.2	741.5	707.5	646.9
Income from continuing operations	107.6	171.7	191.8	175.3	130.8	134.5	168.2	85.4
Income from discontinued operations	334.8	(3.6)	1.4	(0.6)	44.6	110.3	140.9	115.9

Net income	$442.4	$168.1	$193.2	$174.7	$175.4	$244.8	$309.1	$201.3

Earnings per share (1):
Basic earnings per share:
Income from continuing operations (2)	$0.23	$0.38	$0.43	$0.39	$0.27	$0.28	$0.35	$0.18
Income from discontinued operations	0.72	—	—	—	0.09	0.22	0.28	0.23

Net income	$0.95	$0.38	$0.43	$0.39	$0.36	$0.50	$0.63	$0.41

Diluted earnings per share:
Income from continuing operations (2)	$0.23	$0.38	$0.43	$0.39	$0.27	$0.27	$0.34	$0.17
Income from discontinued operations	0.71	(0.01)	—	—	0.09	0.23	0.29	0.24

Net income	$0.94	$0.37	$0.43	$0.39	$0.36	$0.50	$0.63	$0.41

Dividends declared per common share	$0.19	$0.19	$0.19	$0.19	$0.18	$0.19	$0.19	$0.19
Share price:
High	$24.00	$21.81	$17.87	$18.70	$27.43	$27.03	$25.93	$24.70
Low	19.28	13.91	13.80	14.02	24.99	22.81	21.00	21.14

(1)	Amounts differ from previously filed quarterly reports. During the fourth quarter of fiscal 2009, we began to reflect the operations of our Fernando’s® operations as discontinued operations. See additional detail in Note 2.

(2)	During the fourth quarter of fiscal 2009, we paid $50 million of premium and transaction fees related to the early retirement of debt.

(3)	Basic and diluted earnings per share are calculated independently for each of the quarters presented. Accordingly, the sum of the quarterly earnings per share amounts may not agree with the total year.

24.	SUBSEQUENT EVENTS

On June 9, 2009, an accidental explosion occurred at our manufacturing facility in Garner, North Carolina. This facility was the primary production facility for our Slim Jim® branded meat snacks, and the packaging area of the plant is expected to be out of service for the foreseeable future. On June 13, 2009, the U.S. Bureau of Alcohol, Tobacco,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 31, 2009, May 25, 2008, and May 27, 2007

Columnar Amounts in Millions Except Per Share Amounts

Firearms and Explosives announced its determination that the explosion was the result of an accidental natural gas release, and not a deliberate act.

We maintain comprehensive property (including business interruption), workers’ compensation, and general liability insurance policies with very significant loss limits that we believe will provide substantial and broad coverage for the currently foreseeable losses arising from this accident. We anticipate that we will incur modest costs related to deductibles and co-payment obligations under available insurance policies, as well as other costs that are not currently expected to be material.

Based on management’s current assessment of production options, the expected level of insurance proceeds, and the estimated potential amount of losses and impact on the Slim Jim® brand, which continue to be reviewed, we do not believe that the accident will have a material adverse effect on our results of operations, financial condition or liquidity in fiscal 2010.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ConAgra Foods, Inc.:

We have audited the accompanying consolidated balance sheets of ConAgra Foods, Inc. and subsidiaries (the Company) as of May 31, 2009 and May 25, 2008, and the related consolidated statements of earnings, comprehensive income, common stockholders’ equity, and cash flows for each of the years in the three-year period ended May 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ConAgra Foods, Inc. and subsidiaries as of May 31, 2009 and May 25, 2008, and the results of their operations and cash flows for each of the years in the three-year period ended May 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in note 15 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, as of May 28, 2007. As discussed in note 19 to the consolidated financial statements, the Company adopted the measurement date provisions of Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), (SFAS No. 158), as of May 28, 2007, and the recognition and disclosure provisions of SFAS No. 158, as of May 27, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of May 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 24, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Omaha, Nebraska
July 24, 2009

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of May 31, 2009. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated any change in the Company’s internal control over financial reporting that occurred during the quarter covered by this report and determined that there was no change in our internal controls over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

With the participation of ConAgra Foods’ Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of ConAgra Foods’ internal control over financial reporting as of May 31, 2009. In making this assessment, management used criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management concluded that, as of May 31, 2009, its internal control over financial reporting was effective.

The effectiveness of ConAgra Foods’ internal control over financial reporting as of May 31, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

/s/ Gary M. Rodkin Gary M. Rodkin President and Chief Executive Officer July 24, 2009	/s/ John F. Gehring John F. Gehring Executive Vice President and Chief Financial Officer July 24, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ConAgra Foods, Inc.:

We have audited the internal control over financial reporting of ConAgra Foods, Inc. and subsidiaries (the Company) as of May 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, ConAgra Foods, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of May 31, 2009 and May 25, 2008, and the related consolidated statements of earnings, comprehensive income, common stockholders’ equity, and cash flows for each of the years in the three-year period ended May 31, 2009, and our report dated July 24, 2009 expressed an unqualified opinion on those consolidated financial statements and includes an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109; and Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), (SFAS No. 158).

/s/  KPMG LLP

Omaha, Nebraska
July 24, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to our Directors will be set forth in the 2009 Proxy Statement under the headings “Proposal #1: Election of Directors,” and the information is incorporated herein by reference.

Information regarding our executive officers is included in Part I of this Form 10-K, as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by our Directors, executive officers, and holders of more than ten percent of our equity securities will be set forth in the 2009 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” and the information is incorporated herein by reference.

Information with respect to the Audit Committee and the Audit Committee’s financial experts will be set forth in the 2009 Proxy Statement under the heading “Corporate Governance—Board Committees—Audit Committee,” and the information is incorporated herein by reference.

We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, and Controller. This code of ethics is available on our website at www.conagrafoods.com through the “Company Information-Investor Information” link. If we make any amendments to this code other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this code to our Chief Executive Officer, Chief Financial Officer, or Controller, we will disclose the nature of the amendment or waiver, its effective date, and to whom it applies on our website at www.conagrafoods.com through the “Company Information-Investor Information” link.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to director and executive compensation and our Human Resources Committee will be set forth in the 2009 Proxy Statement under the headings “Non-Employee Director Compensation,” “Corporate Governance—Board Committees—Human Resources Committee,” and “Executive Compensation,” and the information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management will be set forth in the 2009 Proxy Statement under the heading “Voting Securities of Directors, Officers, and Greater Than 5% Owners,” and the information is incorporated herein by reference.

Information with respect to Company common stock that may be issued upon the exercise of options, warrants, and rights under existing equity compensation plans will be set forth in the 2009 Proxy Statement under the heading “Equity Compensation Plan Information,” and the information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to Director independence and certain relationships and related transactions will be set forth in the 2009 Proxy Statement under the headings “Corporate Governance—Director Independence,” and “Corporate Governance—Board Committees—Audit Committee,” and the information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to the principal accountant will be set forth in the 2009 Proxy Statement under the heading “Proposal #4: Ratification of the Appointment of Independent Auditor,” and the information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a) List of documents filed as part of this report:

1. Financial Statements

All financial statements of the Company as set forth under Item 8 of this report on Form 10-K.

2. Financial Statement Schedules

Schedule		Page
Number	Description	Number

S-II	Valuation and Qualifying Accounts	94
	Report of Independent Registered Public Accounting Firm	95

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
July 24, 2009

/s/  JOHN F. GEHRING

John F. Gehring
Executive Vice President and Chief Financial Officer
July 24, 2009

/s/  PATRICK D. LINEHAN

Patrick D. Linehan
Senior Vice President and Corporate Controller
July 24, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 24th day of July, 2009.

Gary M. Rodkin*	Director
Mogens C. Bay*	Director
Stephen G. Butler*	Director
Steven F. Goldstone*	Director
Joie A. Gregor*	Director
Rajive Johri*	Director
W.G. Jurgensen*	Director
Richard H. Lenny*	Director
Ruth Ann Marshall*	Director
Andrew J. Schindler*	Director
Kenneth E. Stinson*	Director

*	John F. Gehring, by signing his name hereto, signs this annual report on behalf of each person indicated. A Power-of-Attorney authorizing John F. Gehring to sign this annual report on Form 10-K on behalf of each of the indicated Directors of ConAgra Foods, Inc. has been filed herein as Exhibit 24.

By:	/s/ JOHN F. GEHRING
John F. Gehring
Attorney-In-Fact

Schedule II

CONAGRA FOODS, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts

For the Fiscal Years ended May 31, 2009, May 25, 2008, and May 27, 2007
(Dollars in millions)

		Additions (Deductions)
	Balance at	Charged			Deductions		Balance at
	Beginning	to Costs and			from		Close of
Description	of Period	Expenses	Other		Reserves		Period

Year ended May 31, 2009
Allowance for doubtful receivables	$17.6	1.4	0.1	(2)	5.2	(1)	$13.9
Year ended May 25, 2008
Allowance for doubtful receivables	$16.8	2.6	1.9	(2)	3.7	(1)	$17.6
Year ended May 27, 2007
Allowance for doubtful receivables	$21.2	(0.4)	—		4.0	(1)	$16.8

(1)	Bad debts charged off, less recoveries.

(2)	Changes to reserve accounts related primarily to acquisitions and dispositions of businesses and foreign currency translation adjustments.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ConAgra Foods, Inc.:

Under date of July 24, 2009, we reported on the consolidated balance sheets of ConAgra Foods, Inc. and subsidiaries (the Company) as of May 31, 2009 and May 25, 2008, and the related consolidated statements of earnings, comprehensive income, common stockholders’ equity, and cash flows for each of the years in the three-year period ended May 31, 2009, which are included in the Annual Report on Form 10-K of ConAgra Foods, Inc. for the fiscal year ended May 31, 2009. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule listed in the Index at Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 15 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, as of May 28, 2007. As discussed in note 19 to the consolidated financial statements, the Company adopted the measurement date provisions of Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), (SFAS No. 158), as of May 28, 2007, and the recognition and disclosure provisions of SFAS No. 158, as of May 27, 2007.

/s/  KPMG LLP

Omaha, Nebraska
July 24, 2009

EXHIBIT INDEX

Number		Description

3.1		ConAgra Foods’ Certificate of Incorporation, as restated, incorporated herein by reference to Exhibit 3.1 of ConAgra Foods’ current report on Form 8-K dated December 1, 2005
3.2		Amended and Restated By-Laws of ConAgra Foods, Inc., as Amended, incorporated herein by reference to Exhibit 3.1 of ConAgra Foods’ current report on Form 8-K dated November 29, 2007
*10	.1	Form of Amended and Restated Agreement between ConAgra Foods and its executives, incorporated herein by reference to Exhibit 10.14 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 23, 2008
*10	.2	ConAgra Foods, Inc. Amended and Restated Non-Qualified CRISP Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 23, 2008
*10	.3	ConAgra Foods, Inc. Non-Qualified Pension Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.2 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 23, 2008
*10	.4	ConAgra Foods Supplemental Pension and CRISP Plan for Change of Control, incorporated herein by reference to Exhibit 10.5 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 30, 2004
*10	.5	Form of Executive Time Sharing Agreement, incorporated herein by reference to Exhibit 10.5 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 25, 2007
*10	.6	ConAgra Foods 1990 Stock Plan, incorporated herein by reference to Exhibit 10.6 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 29, 2005
*10	.7	ConAgra Foods 1995 Stock Plan, incorporated herein by reference to Exhibit 10.7 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 29, 2005
*10	.8	ConAgra Foods 2000 Stock Plan, incorporated herein by reference to Exhibit 10.8 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 29, 2005
*10	.9	Amendment dated May 2, 2002 to ConAgra Foods Stock Plans and other Plans, incorporated herein by reference to Exhibit 10.10 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 26, 2002
*10	.10	ConAgra Foods 2006 Stock Plan, incorporated herein by reference to Exhibit 10.10 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 28, 2006
*10	.10.1	Form of Stock Option Agreement for Non-Employee Directors (ConAgra Foods 2006 Stock Plan), incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ current report on Form 8-K dated October 3, 2006
*10	.10.2	Form of Stock Option Agreement for Employees (ConAgra Foods 2006 Stock Plan), incorporated herein by reference to Exhibit 10.25 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 26, 2006
*10	.10.3	Form of Restricted Stock Award Agreement (ConAgra Foods 2006 Stock Plan), incorporated herein by reference to Exhibit 10.26 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 26, 2006
*10	.10.4	Form of Restricted Stock Unit Agreement (ConAgra Foods 2006 Stock Plan), incorporated herein by reference to Exhibit 10.27 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 26, 2006
*10	.10.4.1	Amendment One to Restricted Stock Unit Agreement (ConAgra Foods 2006 Stock Plan), incorporated herein by reference to Exhibit 10.12 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 23, 2008
*10	.10.4.2	Form of Restricted Stock Unit Agreement (ConAgra Foods 2006 Stock Plan) (Post—July 2007), incorporated herein by reference to Exhibit 10.13 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 23, 2008

Number		Description

*10	.11	ConAgra Foods, Inc. Directors’ Deferred Compensation Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.4 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 23, 2008
*10	.12	ConAgra Foods, Inc. Amended and Restated Voluntary Deferred Compensation Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.3 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 23, 2008
*10	.13	Form of Stock Option Agreement, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended August 29, 2004
*10	.14	Amended and Restated Employment Agreement between ConAgra Foods and Gary M. Rodkin, incorporated herein by reference to Exhibit 10.15 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 23, 2008
*10	.15	Stock Option Agreement between ConAgra Foods and Gary M. Rodkin, incorporated herein by reference to Exhibit 10.2 of ConAgra Foods’ current report on Form 8-K dated August 31, 2005
*10	.16	Amended and Restated Employment Agreement between ConAgra Foods and Robert Sharpe, incorporated herein by reference to Exhibit 10.16 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 23, 2008
*10	.17	Employment Agreement and amendments thereto between ConAgra Foods and Bruce C. Rohde, incorporated herein by reference to Exhibit 10.13 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 26, 2002
*10	.18	Agreement between ConAgra Foods and Bruce C. Rohde, incorporated herein by reference to Exhibit 10.3 of ConAgra Foods’ current report on Form 8-K dated September 22, 2005
*10	.19	Letter Agreement between ConAgra Foods and Andre Hawaux, dated October 9, 2006, incorporated herein by reference to Exhibit 10.24 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 27, 2007
*10	.20	Transition Agreement between ConAgra Foods and Owen C. Johnson, dated July 18, 2007, incorporated herein by reference to Exhibit 10.26 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 27, 2007
*10	.21	Summary of Non-Employee Director Compensation Program
*10	.22	ConAgra Foods 2004 Executive Incentive Plan, incorporated by reference to Exhibit 10.18 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 30, 2004
*10	.22.1	Amendment One to ConAgra Foods 2004 Executive Incentive Plan, incorporated herein by reference to Exhibit 10.6 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 23, 2008
10.23		Long-Term Revolving Credit Agreement between ConAgra Foods and the banks that have signed the agreement, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ current report on Form 8-K dated December 16, 2005
10	.23.1	Extension Letter for Long-Term Revolving Credit Agreement between ConAgra Foods and the banks that have signed the agreement, incorporated herein by reference to Exhibit 10.23.1 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 26, 2006
10.24		Contribution and Equity Interest Purchase Agreement by and among ConAgra Foods, Inc., ConAgra Foods Food Ingredients Company, Inc., Freebird I LLC, Freebird II LLC, Freebird Holdings, LLC and Freebird Intermediate Holdings, LLC, dated as of March 27, 2008, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ current report on Form 8-K dated March 27, 2008
*10	.25	ConAgra Foods, Inc. 2006 Performance Share Plan, as amended, incorporated herein by reference to Exhibit 10.8 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 23, 2008

Number		Description

*10	.26	ConAgra Foods, Inc. 2008 Performance Share Plan, effective July 16, 2008, incorporated herein by reference to Exhibit 10.3 of ConAgra Foods’ quarterly report on Form 10-Q for quarter ended August 24, 2008
10.27		Master Confirmation Agreement dated June 30, 2008 between ConAgra Foods and Merrill Lynch International, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended August 24, 2008
10.28		Master Confirmation Agreement dated June 30, 2008 between ConAgra Foods and Bank of America, N.A., incorporated herein by reference to Exhibit 10.2 of ConAgra Foods’ quarterly report on Form 10-Q for quarter ended August 24, 2008
12		Statement regarding computation of ratio of earnings to fixed charges
21		Subsidiaries of ConAgra Foods, Inc.
23		Consent of KPMG LLP
24		Powers of Attorney
31.1		Section 302 Certificate
31.2		Section 302 Certificate
32.1		Section 906 Certificates

*	Management contract or compensatory plan.

Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to ConAgra Foods’ long-term debt are not filed with this Form 10-K. ConAgra Foods will furnish a copy of any such long-term debt agreement to the Securities and Exchange Commission upon request.