Form 10-Q
period 2009-08-30
CONAGRA FOODS INC /DE/
filed 2009-10-07
CIK 23217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 30, 2009
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
(402) 240-4000
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☑       No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐       No ☑
Number of shares outstanding of issuer’s common stock, as of September 27, 2009, was 442,928,922.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions except per share amounts)
(unaudited)

	Thirteen weeks ended
	August 30,	August 24,
	2009	2008
Net sales	$2,961.4	$3,056.5
Costs and expenses:
Cost of goods sold	2,244.9	2,465.0
Selling, general and administrative expenses	426.4	368.7
Interest expense, net	41.5	50.1

Income from continuing operations before income taxes and equity method investment earnings	248.6	172.7
Income tax expense	91.0	66.0
Equity method investment earnings	8.9	0.9

Income from continuing operations	166.5	107.6
Income (loss) from discontinued operations, net of tax	(1.3)	334.8

Net income	$165.2	$442.4

Less: Net loss attributable to noncontrolling interests	(0.7)	—

Net income attributable to ConAgra Foods, Inc.	$165.9	$442.4

Earnings per share - basic
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$0.38	$0.23
Income (loss) from discontinued operations attributable to ConAgra Foods, Inc. common stockholders	(0.01)	0.72

Net income attributable to ConAgra Foods, Inc. common stockholders	$0.37	$0.95

Earnings per share - diluted
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$0.37	$0.23
Income from discontinued operations attributable to ConAgra Foods, Inc. common stockholders	—	0.71

Net income attributable to ConAgra Foods, Inc. common stockholders	$0.37	$0.94

          See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Thirteen weeks ended
	August 30,	August 24,
	2009	2008
Net income	$165.2	$442.4
Other comprehensive income (loss):
Unrealized gains and losses on available-for-sale securities, net of tax:
Unrealized holding losses arising during the period	(0.1)	(0.3)
Currency translation adjustment:
Unrealized translation gains (losses) arising during the period	1.2	(24.4)
Reclassification adjustment for net losses included in net income	—	2.0
Pension and postretirement healthcare liabilities, net of tax	(0.8)	(2.4)

Comprehensive income	165.5	417.3
Comprehensive loss attributable to noncontrolling interests	(0.7)	—

Comprehensive income attributable to ConAgra Foods, Inc.	$166.2	$417.3

          See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions except share data)
(unaudited)

	August 30,	May 31,	August 24,
	2009	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$289.7	$243.2	$296.4
Receivables, less allowance for doubtful accounts of $11.5, $13.9, and $14.4	886.1	781.4	961.3
Inventories	2,013.3	2,025.1	2,040.1
Prepaid expenses and other current assets	373.6	282.0	353.9
Current assets held for sale	—	4.9	6.0

Total current assets	3,562.7	3,336.6	3,657.7

Property, plant and equipment	5,365.3	5,301.5	5,043.5
Less accumulated depreciation	(2,702.1)	(2,661.1)	(2,558.2)

Property, plant and equipment, net	2,663.2	2,640.4	2,485.3

Goodwill	3,491.3	3,491.3	3,477.3
Brands, trademarks and other intangibles, net	836.5	835.3	820.6
Other assets	676.7	768.1	1,074.8
Noncurrent assets held for sale	—	1.6	10.6

	$11,230.4	$11,073.3	$11,526.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable	$2.7	$3.7	$25.2
Current installments of long-term debt	15.8	24.7	314.8
Accounts payable	875.0	823.8	942.2
Accrued payroll	148.7	166.9	147.8
Other accrued liabilities	608.8	555.6	1,023.3

Total current liabilities	1,651.0	1,574.7	2,453.3

Senior long-term debt, excluding current installments	3,274.7	3,265.4	2,848.7
Subordinated debt	195.9	195.9	200.0
Other noncurrent liabilities	1,309.0	1,316.4	1,250.4

Total liabilities	6,430.6	6,352.4	6,752.4

Commitments and contingencies (Note 14)
Common stockholders’ equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 567,882,375, 567,154,823, and 567,071,713	2,839.5	2,835.9	2,835.5
Additional paid-in capital	863.7	884.4	776.3
Retained earnings	4,123.9	4,042.5	3,761.5
Accumulated other comprehensive income (loss)	(103.3)	(103.7)	261.4
Less treasury stock, at cost, 125,016,605, 125,497,708, and 120,053,780 common shares	(2,924.0)	(2,938.2)	(2,860.8)

Total common stockholders’ equity	4,799.8	4,720.9	4,773.9

	$11,230.4	$11,073.3	$11,526.3

          See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Thirteen weeks ended
	August 30,	August 24,
	2009	2008
Cash flows from operating activities:
Net income	$165.2	$442.4
Income (loss) from discontinued operations	(1.3)	334.8

Income from continuing operations	166.5	107.6
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	81.7	76.2
(Gain) loss on sale of fixed assets	1.3	(5.0)
Gain on sale of businesses	—	(19.4)
Distributions from affiliates greater than current earnings	1.8	3.7
Share-based payments expense	12.0	12.6
Non-cash interest income on payment-in-kind notes	(19.8)	(12.6)
Other items	30.0	(12.7)
Change in operating assets and liabilities before effects of business acquisitions and dispositions:
Accounts receivable	(116.0)	(100.8)
Inventory	11.8	(116.0)
Prepaid expenses and other current assets	(15.4)	97.7
Accounts payable	(26.7)	171.0
Accrued payroll	(18.2)	(108.6)
Other accrued liabilities	155.2	104.5

Net cash flows from operating activities – continuing operations	264.2	198.2
Net cash flows from operating activities – discontinued operations	(1.6)	(635.7)

Net cash flows from operating activities	262.6	(437.5)

Cash flows from investing activities:
Additions to property, plant and equipment	(118.9)	(106.3)
Sale of property, plant and equipment	1.4	12.8
Sale of businesses	—	29.4
Purchase of businesses and intangible assets	(3.0)	(30.4)
Notes receivable and other items	—	0.9

Net cash flows from investing activities – continuing operations	(120.5)	(93.6)
Net cash flows from investing activities – discontinued operations	6.4	2,253.2

Net cash flows from investing activities	$(114.1)	$2,159.6

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (continued)
(in millions)
(unaudited)

	Thirteen weeks ended
	August 30,	August 24,
	2009	2008
Cash flows from financing activities:
Net short-term borrowings (payments)	$—	$(565.3)
Repayment of long-term debt	(2.9)	(41.8)
Repurchase of ConAgra Foods common shares	—	(900.0)
Cash dividends paid	(85.0)	(92.1)
Exercise of stock options and issuance of other stock awards	(14.1)	5.8
Other items	(0.8)	(0.1)

Net cash flows from financing activities – continuing operations	(102.8)	(1,593.5)
Net cash flows from financing activities – discontinued operations	—	—

Net cash flows from financing activities	(102.8)	(1,593.5)

Effect of exchange rate changes on cash and cash equivalents	0.8	(3.9)

Net change in cash and cash equivalents	46.5	124.7
Discontinued operations cash activity included above:
Add: Cash balance included in assets held for sale at beginning of period	—	30.8
Cash and cash equivalents at beginning of period	243.2	140.9

Cash and cash equivalents at end of period	$289.7	$296.4

     See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirteen Weeks ended August 30, 2009 and August 24, 2008
(columnar dollars in millions except per share amounts)
1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The unaudited financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. The adjustments are of a normal recurring nature, except as otherwise noted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the ConAgra Foods, Inc. (the “Company,” “we,” “us,” or “our”) annual report on Form 10-K for the fiscal year ended May 31, 2009.
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
Comprehensive Income – Comprehensive income includes net income, currency translation adjustments, certain derivative-related activity, changes in the value of available-for-sale investments, and changes in prior service cost and net actuarial gains (losses) from pension and postretirement health care plans. We generally deem our foreign investments to be essentially permanent in nature and we do not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars. When we determine that a foreign investment, as well as undistributed earnings, are no longer permanent in nature, estimated taxes are provided for the related deferred tax liability (asset), if any, resulting from currency translation adjustments. We reclassified $2.0 million of foreign currency translation net losses to net income due to the disposal or substantial liquidation of foreign subsidiaries in the first quarter of fiscal 2009.
The following details the income tax expense (benefit) on components of other comprehensive income:

	Thirteen weeks ended
	August 30,	August 24,
	2009	2008
Unrealized losses on available-for-sale securities	$(0.1)	$(0.2)
Pension and postretirement healthcare liabilities	0.2	2.9

	$0.1	$2.7

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirteen Weeks ended August 30, 2009 and August 24, 2008
(columnar dollars in millions except per share amounts)
Accounting Changes – In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51(“SFAS No. 160”). This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires that noncontrolling interests in subsidiaries be reported as a component of stockholders’ equity in the condensed consolidated balance sheets. However, pursuant to EITF Topic D-98, securities of an issuer that are redeemable at the option of the holder continue to be classified outside stockholders’ equity. The noncontrolling interest holder in the potato processing venture, Lamb Weston BSW, LLC (“Lamb Weston BSW” or the “venture”), has the contractual right to put its equity interest to us at a future date. Accordingly, the noncontrolling interest in this venture is classified within other noncurrent liabilities in our condensed consolidated balance sheets. SFAS No. 160 also requires that earnings or losses attributed to the noncontrolling interests be reported as part of consolidated earnings and not as a separate component of income or expense and requires disclosure of the attribution of consolidated earnings to the controlling and noncontrolling interests on the face of the condensed consolidated statement of earnings. We adopted the provisions of this standard on a prospective basis, except for the presentation and disclosure requirements, as of the beginning of our fiscal 2010. We adopted the presentation and disclosure requirements of this standard retrospectively in the first quarter of fiscal 2010.
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
In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted the provisions of FSP 157-2 related to nonfinancial assets and liabilities effective in the first quarter of our fiscal 2010. The adoption of the provisions of SFAS 157 related to nonfinancial assets and nonfinancial liabilities did not have a material impact on our condensed consolidated financial statements.
In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the computation of earnings per share under the two-class method. FSP EITF 03-6-1 was effective as of the beginning of our fiscal 2010. The adoption of this FSP did not have a material impact on our financial statements.
Recently Issued Accounting Pronouncements – In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). This statement amends FASB Interpretation No. 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The provisions of this statement are effective as of the beginning of our fiscal 2011. Earlier application is prohibited. We are currently evaluating the impact of adopting SFAS No. 167.
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
Subsequent Events – We have performed an evaluation of subsequent events through October 7, 2009, the date we issued these financial statements. Based on our evaluation, no material events have occurred requiring disclosure.

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirteen Weeks ended August 30, 2009 and August 24, 2008
(columnar dollars in millions except per share amounts)
2.      DISCONTINUED OPERATIONS AND DIVESTITURES
Fernando’s® Operations
During the first quarter of fiscal 2010, we completed the divestiture of the Fernando’s® foodservice brand for proceeds of approximately $6.4 million. Based on our estimate of proceeds from the sale of this business, we recognized impairment charges totaling $8.9 million in the fourth quarter of fiscal 2009. No further significant gain or loss resulted from the completion of the divestiture in the first quarter of fiscal 2010. We reflected the results of these operations as discontinued operations for all periods presented. The assets and liabilities of the divested Fernando’s® business have been reclassified as assets and liabilities held for sale within our consolidated balance sheets for all periods prior to the divestiture.
Trading and Merchandising Operations
On March 27, 2008, we entered into an agreement with affiliates of Ospraie Special Opportunities Fund to sell our commodity trading and merchandising operations conducted by ConAgra Trade Group (previously principally reported as the Trading and Merchandising segment). The operations included the domestic and international grain merchandising, fertilizer distribution, agricultural and energy commodities trading and services, and grain, animal, and oil seed byproducts merchandising and distribution business. In June 2008, the sale of the trading and merchandising operations was completed for before-tax proceeds of: 1) approximately $2.2 billion in cash; net of transaction costs (including incentive compensation amounts due to employees due to accelerated vesting), 2) $550 million (original principal amount) of payment-in-kind debt securities issued by the purchaser (the “Notes”) that were recorded at an initial estimated fair value of $479 million; 3) a short-term receivable of $37 million due from the purchaser; and 4) a four-year warrant to acquire approximately 5% of the issued common equity of the parent company of the divested operations, which has been recorded at an estimated fair value of $1.8 million. We recognized an after-tax gain on the disposition of approximately $299 million in the first quarter of fiscal 2009.
During fiscal 2009, we collected the $37 million short-term receivable due from the purchaser. See Note 4 for further discussion on the Notes.
We reflected the results of the divested trading and merchandising operations as discontinued operations for all periods presented.
Summary of Operational Results
The summary comparative financial results of the discontinued operations were as follows:

	Thirteen weeks ended
	August 30,	August 24,
	2009	2008
Net sales	$1.3	$213.5

Operating results from discontinued operations before income taxes	$(2.1)	$57.5
Gain from disposal of businesses	—	488.0

Income (loss) before income taxes	(2.1)	545.5
Income tax benefit (expense)	0.8	(210.7)

Income (loss) from discontinued operations, net of tax	$(1.3)	$334.8

The assets and liabilities classified as held for sale as of May 31, 2009 and August 24, 2008 were as follows:

	May 31,	August 24,
	2009	2008
Inventories	$4.9	$6.0

Current assets held for sale	$4.9	$6.0

Property, plant and equipment, net	$1.6	$7.4
Goodwill and other intangibles	—	3.2

Noncurrent assets held for sale	$1.6	$10.6

Other Divestitures
In July 2008, we completed the sale of our Pemmican® beef jerky business for proceeds of approximately $29.4 million, resulting in a pre-tax gain of approximately $19.4 million ($10.6 million, after-tax), reflected in selling, general and administrative expenses. Due to our continuing involvement with the Pemmican® business through providing sales and distribution services, the results of operations of the Pemmican® business have not been reclassified as discontinued operations.

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirteen Weeks ended August 30, 2009 and August 24, 2008
(columnar dollars in millions except per share amounts)
3.      ACQUISITIONS
On September 22, 2008, we acquired a 49.99% interest in Lamb Weston BSW, a potato processing venture with Ochoa Ag Unlimited Foods, Inc. (“Ochoa”), for approximately $46 million in cash. Lamb Weston BSW subsequently distributed $20 million of our initial investment to us. This venture is considered a variable interest entity and is consolidated in our financial statements (see Note 5). Approximately $19 million of the purchase price was allocated to goodwill and approximately $11 million was allocated to brands, trademarks and other identifiable intangibles. This business is included in the Commercial Foods segment.
On August 1, 2008, we acquired Saroni Sugar & Rice, Inc., a distribution company included in the Commercial Foods segment, for approximately $9 million in cash plus assumed liabilities. Approximately $5 million of the purchase price was allocated to brands, trademarks and other identifiable intangibles.
4.      PAYMENT-IN-KIND NOTES RECEIVABLE
In connection with the divestiture of the trading and merchandising operations, we received the Notes described in Note 2 that were recorded at an initial estimated fair value of $479 million.
The Notes were issued in three tranches: $99,990,000 original principal amount of 10.5% notes due June 19, 2010; $200,035,000 original principal amount of 10.75% notes due June 19, 2011; and $249,975,000 original principal amount of 11.0% notes due June 19, 2012.
The Notes permit payment of interest in cash or additional notes. The Notes may be redeemed in whole or in part prior to maturity at the option of the issuer of the Notes. Redemption is at par plus accrued interest. The Notes contain certain covenants that govern the issuer’s ability to make restricted payments and enter into certain affiliate transactions. The Notes also provide for the making of mandatory offers to repurchase upon certain change of control events involving the purchaser, their co-investors, or their affiliates. In the third quarter of fiscal 2009, we received a cash interest payment on the Notes of $30 million from the purchaser. The Note due June 19, 2010, which is classified within prepaid expenses and other current assets, had a carrying value of $104 million at August 30, 2009. The Notes due June 19, 2011 and June 19, 2012, which are classified as other assets, had a total carrying value of $438 million at August 30, 2009.
Based on market interest rates of comparable instruments provided by investment bankers, we estimated the fair market value of the Notes was $548 million at August 30, 2009.
5.      VARIABLE INTEREST ENTITIES
As discussed in Note 3, in September 2008, we entered into a potato processing venture, Lamb Weston BSW. We provide all sales and marketing services to the venture. Commencing on June 1, 2018, or on an earlier date under certain circumstances, we have a contractual right to purchase the remaining equity interest in Lamb Weston BSW from Ochoa (the “call option”). Commencing on July 30, 2011, or on an earlier date under certain circumstances, we are subject to a contractual obligation to purchase all of Ochoa’s equity investment in Lamb Weston BSW at the option of Ochoa (the “put option”). The purchase prices under the call option and the put option (the “options”) are based on the book value of Ochoa’s equity interest at the date of exercise, as modified by an agreed-upon rate of return for the holding period of the investment balance. The agreed-upon rate of return varies depending on the circumstances under which any of the options are exercised. We have determined that the venture is a variable interest entity and that we are the primary beneficiary of the entity. Accordingly, we consolidate the financial statements of the venture.
In the first quarter of fiscal 2010, we established a line of credit with Lamb Weston BSW, under which we will lend up to $1.5 million to Lamb Weston BSW, due on August 24, 2010. Borrowings under the line of credit, which are subordinate to Lamb Weston BSW’s borrowings from a syndicate of banks, bear interest at a rate of LIBOR plus 3%.
Our variable interests in this venture include an equity investment in the venture, the options, and the line of credit advanced to Lamb Weston BSW. Other than our equity investment in the venture, the line of credit extended to the venture, and our sales and marketing services on behalf of the venture, we have not provided financial support to this entity. Our maximum exposure to loss as a result of our involvement with this venture is equal to our equity investment in the venture and advances under the line of credit extended to the venture.
We also consolidate the assets and liabilities of several entities from which we lease corporate aircraft. Each of these entities has been determined to be a variable interest entity and we have been determined to be the primary beneficiary of each of these entities. Under the terms of the aircraft leases, we provide guarantees to the owners of these entities of a minimum residual value of the aircraft at the end of the lease term. We also have fixed price purchase options on the aircraft leased from these entities. Our maximum exposure to loss from our involvement with these entities is limited to the difference between the fair value of the leased aircraft and the amount of the residual value guarantees at the time we terminate the leases (the leases expire between December 2011 and October 2012). The total amount of the residual value guarantees for these aircraft at the end of the respective lease terms is $38.4 million.

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirteen Weeks ended August 30, 2009 and August 24, 2008
(columnar dollars in millions except per share amounts)
Due to the consolidation of these variable interest entities, we reflected in our balance sheets:

	August 30,	May 31,	August 24,
	2009	2009	2008
Cash	$1.9	$1.2	$—
Receivables, net	11.9	12.6	—
Inventories	1.3	3.1	—
Prepaid expenses and other current assets	—	0.1	—
Property, plant and equipment, net	99.4	100.5	51.0
Goodwill	18.6	18.6	—
Brands, trademarks and other identifiable intangibles, net	10.4	10.6	—

Total assets	$143.5	$146.7	$51.0

Current installments of long-term debt	$6.3	$6.1	$3.4
Accounts payable	3.8	4.3	—
Accrued payroll	0.5	0.2	—
Other accrued liabilities	0.8	0.7	0.6
Senior long-term debt, excluding current installments	81.7	83.3	50.0
Other noncurrent liabilities (noncontrolling interest)	26.6	27.3	—

Total liabilities	$119.7	$121.9	$54.0

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
6.     GARNER, NORTH CAROLINA ACCIDENT
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
The costs incurred and insurance recoveries recognized, to date, are reflected in our condensed consolidated financial statements, as follows:

	Thirteen Weeks Ended August 30, 2009
	Consumer
	Foods	Corporate	Total
Cost of Goods Sold:
Inventory write-downs and related costs	$6.2	$—	$6.2

Selling, general and administrative expenses:
Fixed asset impairments, clean-up costs, etc.	$29.9	$0.5	$30.4
Insurance recoveries recognized	(33.7)	—	(33.7)

Total selling, general and administrative expenses	$(3.8)	$0.5	$(3.3)

Net Loss	$2.4	$0.5	$2.9

We are currently unable to access the portion of the facility that was damaged in the explosion. As a result, we are unable to ascertain whether or not certain equipment located in the facility, with a book value of approximately $12 million, is impaired. We may be required to recognize further impairment charges for some, or all, of this amount when we are able to access the site and ascertain the status of the equipment. We expect to be able to ascertain the status of the equipment in the second half of fiscal 2010. We expect to be reimbursed by our insurers for the cost of replacing these assets in the event that they are determined to be impaired.

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirteen Weeks ended August 30, 2009 and August 24, 2008
(columnar dollars in millions except per share amounts)
At August 30, 2009, we reflected approximately $34 million of expected insurance recoveries within accounts receivable in our condensed consolidated balance sheet. Subsequent to our first quarter of fiscal 2010, we received payment advances from the insurers of approximately $39 million for our initial insurance claims for this matter. Based on management’s current assessment of production options, the expected level of insurance proceeds, and the estimated potential amount of losses and impact on the Slim Jim® brand, we do not believe that the accident will have a material adverse effect on our results of operations, financial condition, or liquidity.
7.     GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
The change in the carrying amount of goodwill for the first quarter of fiscal 2010 was as follows:

	Consumer	Commercial
	Foods	Foods	Total
Balance as of May 31, 2009	$3,354.3	$137.0	$3,491.3
Translation and other	(0.1)	0.1	—

Balance as of August 30, 2009	$3,354.2	$137.1	$3,491.3

Other identifiable intangible assets were as follows:

	August 30, 2009		May 31, 2009		August 24, 2008
	Gross		Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization
Non-amortizing intangible assets	$778.2	$—	$778.2	$—	$778.3	$—
Amortizing intangible assets	83.5	25.2	80.5	23.4	60.7	18.4

	$861.7	$25.2	$858.7	$23.4	$839.0	$18.4

Non-amortizing intangible assets are comprised of brands and trademarks.
Amortizing intangible assets, carrying a weighted average life of approximately 14 years, are principally composed of licensing arrangements and customer relationships. Based on amortizing assets recognized in our balance sheet as of August 30, 2009, amortization expense is estimated to be approximately $6.2 million for each of the next five years.
8.     DERIVATIVE FINANCIAL INSTRUMENTS
Our operations are exposed to market risks from adverse changes in commodity prices affecting the cost of raw materials and energy, foreign currency exchange rates, and interest rates. In the normal course of business, these risks are managed through a variety of strategies, including the use of derivatives.
Commodity futures and options contracts are used from time to time to economically hedge commodity input prices on items such as natural gas, vegetable oils, proteins, dairy, grains, and electricity. Generally, we economically hedge a portion of our anticipated consumption of commodity inputs for periods of up to 36 months. We may enter into longer-term economic hedges on particular commodities if deemed appropriate. As of August 30, 2009, we had economically hedged certain portions of our anticipated consumption of commodity inputs using derivative instruments with expiration dates through December 2010.
In order to reduce exposures related to changes in foreign currency exchange rates, when deemed prudent, we enter into forward exchange or options contracts for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of August 30, 2009, we had economically hedged certain portions of our foreign currency risk in anticipated transactions using derivative instruments with expiration dates through November 2009.
From time to time, we may use derivative instruments, including interest rate swaps, to reduce exposures related to changes in interest rates. No interest rate derivatives were outstanding during the periods presented.
In prior periods, we have designated certain commodity-based and foreign currency derivatives as cash flow hedges qualifying for hedge accounting treatment. We discontinued designating such derivatives as cash flow hedges during the first quarter of fiscal 2008.
Economic Hedges of Forecasted Cash Flows
Many of our derivatives do not qualify for, and, as noted above, we are not currently designating any commodity or foreign currency derivatives to achieve hedge accounting treatment. We reflect realized and unrealized gains and losses from derivatives used to

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirteen Weeks ended August 30, 2009 and August 24, 2008
(columnar dollars in millions except per share amounts)
economically hedge anticipated commodity consumption and to mitigate foreign currency cash flow risk in earnings immediately within general corporate expense (within cost of goods sold). The gains and losses are reclassified to segment operating results in the period in which the underlying item being economically hedged is recognized in cost of goods sold.
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
For commodity derivative trading activities within our milling operations that are not intended to mitigate commodity input cost risk, the derivative instrument is marked-to-market each period with gains and losses included in net sales of the Commercial Foods segment. There were no material gains or losses from derivative trading activities during the periods being reported.
All derivative instruments are recognized on the balance sheet at fair value. The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. In accordance with FASB Interpretation No. (“FIN”) 39, Offsetting of Amounts Related to Certain Contracts, as amended, we offset certain derivative asset and liability balances, as well as certain amounts representing rights to reclaim cash collateral and obligations to return cash collateral, where legal right of setoff exists. At August 30, 2009, amounts representing a right to reclaim cash collateral of $21.9 million were included in prepaid expenses and other current assets in our balance sheet.
Derivative assets and liabilities and amounts representing a right to reclaim cash collateral were reflected in our balance sheets as follows:

	August 30,	May 31,	August 24,
	2009	2009	2008
Prepaid expenses and other current assets	$83.1	$52.1	$126.1
Other accrued liabilities	16.0	30.8	35.1
The following table presents our derivative assets and liabilities, on a gross basis, prior to the offsetting of amounts where legal right of setoff existed at August 30, 2009:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Prepaid expenses and other current assets	$81.7	Other accrued liabilities	$36.5
The location and amount of gains and losses from derivatives reported in our consolidated statements of earnings were as follows:

	For the Thirteen Weeks Ended August 30, 2009
	Location in Condensed	Amount of Gain/(Loss) Recognized
	Consolidated Statement of	on Derivatives in Condensed
Derivatives Not Designated as Hedging	Earnings of Gain/(Loss) Recognized	Consolidated Statement of
Instruments Under SFAS No. 133	on Derivatives	Earnings
Commodity contracts	Cost of goods sold	$65.9
Foreign exchange contracts	Cost of goods sold	(1.7)

Total derivative gain		$64.2

9.      SHARE-BASED PAYMENTS
For the thirteen weeks ended August 30, 2009, we recognized total stock-based compensation expense (including stock options, restricted stock units, performance shares, and restricted cash) of $12.0 million. For the thirteen weeks ended August 24, 2008, we recognized total stock-based compensation expense of $12.6 million. During the first quarter of fiscal 2010, we granted 1.0 million restricted stock units at a weighted average grant date price of $19.05, 7.5 million stock options at a weighted average exercise price of $19.05, and 0.5 million performance shares at a weighted average grant date price of $19.04.
The performance shares are granted to selected executives and other key employees with vesting contingent upon meeting various Company-wide performance goals. The performance goals are based upon our earnings before interest and taxes (“EBIT”) and our

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirteen Weeks ended August 30, 2009 and August 24, 2008
(columnar dollars in millions except per share amounts)
return on average invested capital (“ROAIC”) measured over a defined performance period. The awards actually earned will range from zero to three hundred percent of the targeted number of performance shares and will be paid in shares of common stock. Subject to limited exceptions set forth in the plan, any shares earned will be distributed at the end of the three-year period. The value of the performance shares granted in fiscal 2009 and 2010 is adjusted based upon the market price of our stock at the end of each reporting period and amortized as compensation expense over the vesting period.
The weighted average Black-Scholes assumptions for stock options granted during the first quarter of fiscal 2010 were as follows:

Expected volatility (%)	22.96
Dividend yield (%)	3.76
Risk-free interest rate (%)	2.29
Expected life of stock option (years)	4.66
The weighted average value of stock options granted during the first quarter of fiscal 2010 was $2.70 per option, based upon a Black-Scholes methodology.
10. EARNINGS PER SHARE
Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock awards, and other dilutive securities.
The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	Thirteen weeks ended
	August 30,	August 24,
	2009	2008
Net income available to ConAgra Foods, Inc. common stockholders:
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$167.2	$107.6
Income (loss) from discontinued operations, net of tax, attributable to ConAgra Foods, Inc. common stockholders	(1.3)	334.8

Net income attributable to ConAgra Foods, Inc. common stockholders	$165.9	$442.4
Less: Increase in redemption value of noncontrolling interests in excess of earnings allocated	0.3	—

Net income available to ConAgra Foods, Inc. common stockholders	$165.6	$442.4

Weighted average shares outstanding:
Basic weighted average shares outstanding	443.2	467.1
Add: Dilutive effect of stock options, restricted stock awards, and other dilutive securities	2.4	2.5

Diluted weighted average shares outstanding	445.6	469.6

For the first quarter of fiscal 2010, there were 35.7 million stock options outstanding that were excluded from the computation of shares contingently issuable upon exercise of the stock options because exercise prices exceeded the average market value of our common stock during the period. For the first quarter of fiscal 2009, there were 30.2 million stock options excluded from the calculation.
11.     INVENTORIES
The major classes of inventories were as follows:

	August 30,	May 31,	August 24,
	2009	2009	2008
Raw materials and packaging	$557.1	$636.3	$609.1
Work in process	98.5	104.9	101.2
Finished goods	1,273.4	1,202.2	1,251.8
Supplies and other	84.3	81.7	78.0

	$2,013.3	$2,025.1	$2,040.1

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirteen Weeks ended August 30, 2009 and August 24, 2008
(columnar dollars in millions except per share amounts)
12.     RESTRUCTURING
During fiscal 2008, our board of directors approved a plan (“2008-2009 plan”) recommended by executive management to improve the efficiency of our Consumer Foods operations and related functional organizations and to streamline our international operations to reduce our manufacturing and selling, general, and administrative costs. The 2008-2009 plan, which was substantially completed by the end of fiscal 2009, included the reorganization of the Consumer Foods operations, the integration of the international headquarters functions into our domestic business, and exiting a number of international markets. The total cost of this plan was $36.4 million, of which $0.1 million and $8.2 million were recorded during the first quarter of fiscal 2010 and 2009, respectively. We have recorded expenses associated with this restructuring plan, including but not limited to, inventory write-downs, severance and related costs, and plan implementation costs (e.g., consulting, employee relocation, etc.). Approximately $1.9 million, $2.7 million, and $13.0 million of liabilities related to this plan remained outstanding at August 30, 2009, May 31, 2009, and August 24, 2008, respectively. Included in the above costs are $26.5 million of charges which have resulted in cash outflows and $9.9 million of non-cash charges.
During fiscal 2008, we reassessed certain aspects of our plan to rationalize our supply chain. We determined that we would continue to operate three production facilities that we had previously planned to close. As a result of this determination, previously established reserves, primarily for related severance costs and pension costs, were reversed in fiscal 2008. We are currently evaluating the best use of a new production facility, the construction of which is in progress, in connection with our restructuring plans. We believe, based on our current assessment of likely scenarios, the carrying value of this facility ($40.4 million at August 30, 2009) is recoverable. In the event we determine that the future use of the new facility will not result in recovery of the recorded value of the asset, an impairment charge would be required.
13.      INCOME TAXES
Our income tax expense from continuing operations for the first quarter of fiscal 2010 and 2009 was $91.0 million and $66.0 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) from continuing operations was approximately 35% and 38% for the first quarter of fiscal 2010 and 2009, respectively.
The amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $79.0 million as of August 30, 2009, $74.6 million as of May 31, 2009, and $65.9 million as of August 24, 2008. The net amount of unrecognized tax benefits at August 30, 2009, May 31, 2009, and August 24, 2008 that, if recognized, would impact the Company’s effective tax rate was $50.5 million, $51.0 million, and $45.2 million, respectively. Recognition of these tax benefits would have a favorable impact on the Company’s effective tax rate. The gross unrecognized tax benefits exclude related liabilities for gross interest and penalties of $15.9 million, $14.5 million, and $13.4 million as of August 30, 2009, May 31, 2009, and August 24, 2008, respectively.
We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by $8 million to $12 million over the next twelve months due to various federal, state, and foreign audit settlements and the expiration of statutes of limitations.
14.      CONTINGENCIES
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
The environmental proceedings include litigation and administrative proceedings involving Beatrice’s status as a potentially responsible party at 35 Superfund, proposed Superfund, or state-equivalent sites; these sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. Beatrice has paid or is in the process of paying its liability share at 32 of these sites. Reserves for these matters have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The reserves for Beatrice environmental matters totaled

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirteen Weeks ended August 30, 2009 and August 24, 2008
(columnar dollars in millions except per share amounts)
$87.6 million as of August 30, 2009, a majority of which relates to the Superfund and state-equivalent sites referenced above. We expect expenditures for Beatrice environmental matters to continue for up to 20 years.
In limited situations, we will guarantee an obligation of an unconsolidated entity. At the time in which we initially provide such a guarantee, we assess the risk of financial exposure to us under these agreements. We consider the credit-worthiness of the guaranteed party, the value of any collateral pledged against the related obligation, and any other factors that may mitigate our risk (e.g., letters of credit from a financial institution). We periodically monitor market and entity-specific conditions that may result in a change of our assessment of its risk of loss under these agreements.
We guarantee certain leases and other commercial obligations resulting from our fresh beef and pork divestiture. The remaining terms of these arrangements do not exceed six years and the maximum amount of future payments we have guaranteed was approximately $17.8 million as of August 30, 2009.
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
We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At August 30, 2009, the amount of supplier loans we have effectively guaranteed was approximately $64.3 million. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.
We are a party to a supply agreement with an onion processing company. We have guaranteed repayment of a loan of this supplier, under certain conditions. At August 30, 2009, the amount of this loan was $25.0 million. In the event of default on this loan by the supplier, we have the contractual right to purchase the loan from the lender, thereby giving us the rights to the underlying collateral. We have not established a liability in connection with this guarantee, as we believe the likelihood of financial exposure to us under this agreement is remote.
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
An investigation by the Division of Enforcement of the U.S. Commodity Futures Trading Commission (“CFTC”) of certain commodity futures transactions of a former Company subsidiary has led to an investigation by the CFTC of the Company itself. The investigation may result in litigation by the CFTC against the Company. The former subsidiary was sold on June 23, 2008, as part of the divestiture of our trading and merchandising operations. The CFTC’s Division of Enforcement has advised the Company that it questions whether certain trading activities of the former subsidiary violated the Commodity Exchange Act and that the CFTC has been evaluating whether we should be implicated in the matter based on the existence of the parent-subsidiary relationship between the two entities at the time of the trades. Based on information we have learned to date, the Company believes that both it and the former subsidiary have meritorious defenses. We have submitted a statement to the Division of Enforcement contesting any purported liability. We also believe the sale contract with the purchaser of the business provides us indemnification rights. Accordingly, we do not believe any decision by the CFTC to pursue this matter will have a material adverse effect on the Company. If litigation ensues, the Company intends to defend itself vigorously.
In June 2009, an accidental explosion occurred at our manufacturing facility in Garner, North Carolina. See Note 6 for information related to this matter.
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

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirteen Weeks ended August 30, 2009 and August 24, 2008
(columnar dollars in millions except per share amounts)
15.      PENSION AND POSTRETIREMENT BENEFITS
We have defined benefit retirement plans (“plans”) for eligible salaried and hourly employees. Benefits are based on years of credited service and average compensation or stated amounts for each year of service. We also sponsor postretirement plans which provide certain medical and dental benefits (“other postretirement benefits”) to qualifying U.S. employees.
Components of pension benefit and other postretirement benefit costs included:

	Pension Benefits		Postretirement Benefits
	Thirteen weeks ended		Thirteen weeks ended
	August 30,	August 24,	August 30,	August 24,
	2009	2008	2009	2008
Service cost	$12.5	$12.9	$0.1	$0.2
Interest cost	37.0	35.3	4.5	5.7
Expected return on plan assets	(40.3)	(39.6)	(0.1)	—
Amortization of prior service cost (gain)	0.8	0.8	(2.4)	(2.8)
Recognized net actuarial loss	0.9	0.5	—	2.5

Benefit cost - Company plans	10.9	9.9	2.1	5.6
Pension benefit cost - multi-employer plans	2.5	2.3	—	—

Total benefit cost	$13.4	$12.2	$2.1	$5.6

During the first quarter of fiscal 2010, we contributed $2.7 million to our pension plans and contributed $8.8 million to our other postretirement plans. Based upon the current funded status of the plans and the current interest rate environment, we anticipate making further contributions of approximately $23.1 million to our pension plans for the remainder of fiscal 2010. We anticipate making further contributions of $26.2 million to our other postretirement plans during the remainder of fiscal 2010. These estimates are based on current tax laws, plan asset performance, and liability assumptions, which are subject to change.
16.      LONG-TERM DEBT
As of May 31, 2009 and August 24, 2008, $9.2 million and $300.0 million, respectively, of senior debt due August 2027 was included in current installments of long-term debt due to the existence of a put option that was exercisable by the holders of this senior debt from June 1, 2009 to July 1, 2009. As part of our debt refinancing in the fourth quarter of fiscal 2009, we repaid $290.8 million of this senior debt. We reclassified the amount not put by the holders to senior long-term debt in the first quarter of fiscal 2010, when the put option expired.
We consolidate the financial statements of Lamb Weston BSW. During the second quarter of fiscal 2009, Lamb Weston BSW entered into a term loan agreement with a bank under which it borrowed $20.0 million of senior debt at an annual interest rate of 4.34% due September 2018. During the third quarter of fiscal 2009, Lamb Weston BSW restructured and repaid this debt and entered into a term loan agreement with a bank under which it borrowed $40.0 million of variable (30-day LIBOR+1.85%) interest rate debt due in June 2018.
17.      ACCELERATED SHARE REPURCHASE PROGRAM
We initiated an accelerated share repurchase program during the first quarter of fiscal 2009. We paid $900 million and received 38.4 million shares in the first quarter of fiscal 2009 and an additional 5.6 million shares in the fourth quarter of fiscal 2009 under this program.
18.      FAIR VALUE MEASUREMENTS
The provisions of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements, were effective as of the beginning of our fiscal 2009 for our financial assets and liabilities, as well as for other assets and liabilities that are carried at fair value on a recurring basis in our consolidated financial statements. As of the beginning of fiscal 2010, we adopted SFAS No. 157 as it relates to nonrecurring fair value measurement requirements for nonfinancial assets and liabilities. These include long-lived assets, goodwill, asset retirement obligations, and certain investments. These items are recognized at fair value when they are considered to be other than temporarily impaired. In the first quarter of fiscal 2010, there were no required fair value measurements for assets and liabilities measured at fair value on a non-recurring basis.
SFAS No. 157 establishes a three-level fair value hierarchy based upon the assumptions (inputs) used to price assets or liabilities. The three levels of inputs used to measure fair value are as follows:
Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities,

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirteen Weeks ended August 30, 2009 and August 24, 2008
(columnar dollars in millions except per share amounts)
Level 2 – Observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets, and
Level 3 – Unobservable inputs reflecting our own assumptions and best estimate of what inputs market participants would use in pricing the asset or liability.
The following table presents our financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of August 30, 2009:

	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets	$10.0	$73.1	$—	$83.1
Available for sale securities	1.6	—	—	1.6
Deferred compensation assets	6.5	—	—	6.5

Total assets	$18.1	$73.1	$—	$91.2

Liabilities:
Derivative liabilities	$—	$16.0	$—	$16.0
Deferred and share-based compensation liabilities	21.2	—	—	21.2

Total liabilities	$21.2	$16.0	$—	$37.2

The carrying amount of long-term debt (including current installments) was $3.5 billion as of August 30, 2009. Based on current market rates provided primarily by outside investment bankers, the fair value of this debt at August 30, 2009 was estimated at $3.9 billion.
19.      RELATED PARTY TRANSACTIONS
Sales to affiliates (equity method investees) of $0.7 million and $0.5 million for the first quarter of fiscal 2010 and 2009, respectively, are included in net sales. We received management fees from affiliates of $4.8 million and $4.3 million in the first quarter of fiscal 2010 and 2009, respectively. Accounts receivable from affiliates totaled $0.8 million, $2.7 million, and $2.6 million at August 30, 2009, May 31, 2009, and August 24, 2008, respectively. Accounts payable to affiliates totaled $17.1 million, $14.3 million, and $13.8 million at August 30, 2009, May 31, 2009, and August 24, 2008, respectively.
20.      BUSINESS SEGMENTS AND RELATED INFORMATION
We report our operations in two reporting segments: Consumer Foods and Commercial Foods. The Consumer Foods reporting segment includes branded, private label, and customized food products, which are sold in various retail and foodservice channels, principally in North America. The products include a variety of categories (meals, entrees, condiments, sides, snacks, and desserts) across frozen, refrigerated, and shelf-stable temperature classes. The Commercial Foods reporting segment includes commercially branded foods and ingredients, which are sold principally to foodservice, food manufacturing, and industrial customers. The Commercial Foods segment’s primary products include: specialty potato products, milled grain ingredients, a variety of vegetable products, seasonings, blends, and flavors which are sold under brands such as Lamb Weston®, ConAgra Mills®, Gilroy Foods & FlavorsTM, and Spicetec®.
During the first quarter of fiscal 2010, we completed the transition of the direct management of the Consumer Foods reporting segment from the Chief Executive Officer to the recently appointed Consumer Foods President position. In conjunction with this organizational change, beginning in the first quarter of fiscal 2010 we have aligned our segment reporting to be consistent with the manner in which our operating results are presented to, and reviewed by, our Chief Executive Officer. All prior periods have been recast to reflect these changes.
During the first quarter of fiscal 2010, we transferred the management of the Alexia® frozen food operations from the Consumer Foods segment to the Commercial Foods segment. Segment results have been recast to reflect this change.
****

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirteen Weeks ended August 30, 2009 and August 24, 2008
(columnar dollars in millions except per share amounts)
Intersegment sales have been recorded at amounts approximating market. Operating profit for each of the primary segments is based on net sales less all identifiable operating expenses. General corporate expense, net interest expense, and income taxes have been excluded from segment operations.

	Thirteen weeks ended
	August 30,	August 24,
	2009	2008
Net sales:
Consumer Foods	$1,860.1	$1,849.3
Commercial Foods	1,101.3	1,207.2

Total net sales	$2,961.4	$3,056.5

Operating profit:
Consumer Foods	$249.9	$186.3
Commercial Foods	140.8	133.9

Total operating profit	$390.7	$320.2

Equity method investment earnings (loss):
Consumer Foods	$0.2	$1.3
Commercial Foods	8.7	(0.4)

Total equity method investment earnings	$8.9	$0.9

Operating profit plus equity method investment earnings:
Consumer Foods	$250.1	$187.6
Commercial Foods	149.5	133.5

Total operating profit plus equity method investment earnings	$399.6	$321.1

General corporate expenses	100.6	97.4
Interest expense, net	41.5	50.1
Income tax expense	91.0	66.0

Income from continuing operations	$166.5	$107.6
Less: Income (loss) attributable to noncontrolling interests	(0.7)	—

Income from continuing operations attributable to ConAgra Foods, Inc.	$167.2	$107.6

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirteen Weeks ended August 30, 2009 and August 24, 2008
(columnar dollars in millions except per share amounts)
Net sales by product type within each segment were:

	Thirteen weeks ended
	August 30,	August 24,
	2009	2008
Net sales:
Consumer Foods:
Convenient Meals	$642.4	$616.8
Snacks	295.9	308.4
Meal Enhancers	245.2	230.7
Specialty Foods	676.6	693.4

Total Consumer Foods	$1,860.1	$1,849.3

Commercial Foods:
Specialty Potatoes	$564.0	$549.5
Milled Products	368.4	483.7
Seasonings, Blends and Flavors	95.0	100.0
Other	73.9	74.0

Total Commercial Foods	$1,101.3	$1,207.2

Total Net Sales	$2,961.4	$3,056.5

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

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirteen Weeks ended August 30, 2009 and August 24, 2008
(columnar dollars in millions except per share amounts)
are recognized at fair market value with realized and unrealized gains and losses recognized in general corporate expenses. The gains and losses are subsequently recognized in the operating results of the reporting segments in the period in which the underlying transaction being economically hedged is included in earnings.
The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and currency risk of our foreign operations for the first quarter of fiscal 2010 and 2009, under this methodology:

	Thirteen weeks ended
	August 30,	August 24,
	2009	2008
Net derivative losses incurred	$(17.1)	$(33.5)
Less: Net derivative losses allocated to reporting segments	(9.5)	(0.5)

Net derivative losses recognized in general corporate expenses	$(7.6)	$(33.0)

Net derivative losses allocated to Consumer Foods	$(5.8)	$(0.9)
Net derivative gains (losses) allocated to Commercial Foods	(3.7)	0.4

Net derivative losses included in segment operating profit	$(9.5)	$(0.5)

Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify losses of $9.3 million and $3.6 million to segment operating results in fiscal 2010 and 2011, respectively. Amounts allocated, or to be allocated, to segment operating results during fiscal 2010 and 2011 include $5.3 million of losses incurred during fiscal 2009, which have not been allocated to segment operating results.
We also use derivative instruments within our milling operations, which are part of the Commercial Foods segment. Derivative instruments used to economically hedge commodity inventories and forward purchase and sales contracts are marked-to-market such that realized and unrealized gains and losses are immediately included in operating results. The underlying inventory and forward contracts being hedged are also marked-to-market with changes in market value recognized immediately in operating results. For commodity derivative trading activities within our milling operations that are not intended to mitigate commodity input cost risk, the derivative instrument is marked-to-market each period with gains and losses included in net sales of the Commercial Foods segment. In the first quarters of fiscal 2010 and 2009, there were no material gains or losses from derivative trading activities.
Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 18% and 16% of consolidated net sales in the first quarter of fiscal 2010 and fiscal 2009, respectively.
Wal-Mart Stores, Inc. and its affiliates accounted for approximately 14%, 15%, and 15% of consolidated net receivables as of August 30, 2009, May 31, 2009, and August 24, 2008, respectively, primarily in the Consumer Foods segment.

ConAgra Foods, Inc. and Subsidiaries
Part I - Financial Information
ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This report, including Management’s Discussion & Analysis, contains forward-looking statements. These statements are based on management’s current views and assumptions of future events and financial performance and are subject to uncertainty and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These factors include, among other things: availability and prices of raw materials; the impact of the accident at the Garner manufacturing facility, including the ultimate costs incurred and the amounts received under insurance policies; product pricing; future economic circumstances; industry conditions; our ability to execute our operating plans; the success of our innovation, marketing, and cost savings initiatives; competitive environment and related market conditions; operating efficiencies; the ultimate impact of recalls; access to capital; actions of governments and regulatory factors affecting our businesses; and other risks described in our reports filed with the Securities and Exchange Commission. We caution readers not to place undue reliance on any forward-looking statements included in this report which speak only as of the date of this report.
The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements, related notes, and Management’s Discussion & Analysis in our annual report on Form 10-K for the fiscal year ended May 31, 2009. Results for the thirteen week period ended August 30, 2009 are not necessarily indicative of results that may be attained in the future.
Fiscal 2010 First Quarter Executive Overview
ConAgra Foods, Inc. (NYSE: CAG) is one of North America’s leading food companies, with brands in 97% of America’s households. Consumers find Banquet®, Chef Boyardee®, Egg Beaters®, Healthy Choice®, Hebrew National®, Hunt’s®, Marie Callender’s®, Orville Redenbacher’s®, PAM®, Peter Pan®, Reddi-wip®, and many other ConAgra Foods brands in grocery, convenience, mass merchandise, and club stores. We also have a strong business-to-business presence, supplying potato, as well as other vegetable, spice, and grain products to a variety of well-known restaurants, foodservice operators, and commercial customers.
Diluted earnings per share were $0.37 in the first quarter of fiscal 2010. Diluted earnings per share were $0.94 in the first quarter of fiscal 2009, including $0.23 per diluted share from continuing operations and $0.71 per diluted share from discontinued operations. Several significant items affect the comparability of year-over-year results of continuing operations (see “Items Impacting Comparability” below).
Items Impacting Comparability
Segment presentation of gains and losses from derivatives used for hedging of anticipated commodity input costs and hedging of foreign currency exchange rate risks is discussed in the segment review below.
Items of note impacting comparability for the first quarter of fiscal 2009 included the following:
Reported within Continuing Operations
•	a gain of $19 million ($11 million after-tax) on the sale of the Pemmican® business and

•	charges totaling $9 million ($8 million after-tax) for costs under our restructuring plans.
Reported within Discontinued Operations
•	a gain of $488 million ($299 million after-tax) on the sale of the trading and merchandising business.
Garner, North Carolina Accident
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

The costs incurred and insurance recoveries recognized, to date, are reflected in our condensed consolidated financial statements, as follows:

	Consumer
Thirteen Weeks Ended August 30, 2009	Foods	Corporate	Total
Cost of Goods Sold:
Inventory write-downs and related costs	$6.2	$0.0	$6.2

Selling, general and administrative expenses:
Fixed asset impairments, clean-up costs, etc.	$29.9	$0.5	$30.4
Insurance recoveries recognized	(33.7)	0.0	(33.7)

Total selling, general and administrative expenses	$(3.8)	$0.5	$(3.3)

Net Loss	$2.4	$0.5	$2.9

We are currently unable to access the portion of the facility that was damaged in the explosion. As a result, we are unable to ascertain whether or not certain equipment located in the facility, with a book value of approximately $12 million, is impaired. We may be required to recognize further impairment charges for some, or all, of this amount when we are able to access the site and ascertain the status of the equipment. We expect to be able to ascertain the status of the equipment in the second half of fiscal 2010. We expect to be reimbursed by our insurers for the cost of replacing these assets in the event that they are determined to be impaired.
At August 30, 2009, we reflected approximately $34 million of expected insurance recoveries within accounts receivable in our condensed consolidated balance sheet. Subsequent to our first quarter of fiscal 2010, we received payment advances from the insurers of approximately $39 million for our initial insurance claims for this matter. Based on management’s current assessment of production options, the expected level of insurance proceeds, and the estimated potential amount of losses and impact on the Slim Jim® brand, we do not believe that the accident will have a material adverse effect on our results of operations, financial condition, or liquidity.
Sweet Potato Investment
In August 2009, we announced plans to build a new, state-of-the-art, environmentally friendly processing plant near Delhi, Louisiana, designed primarily to process high-quality sweet potatoes from the region into fries and related products. The new plant is scheduled to open in November 2010.
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
During the first quarter of fiscal 2010, we completed the transition of the direct management of the Consumer Foods reporting segment from the Chief Executive Officer to the recently appointed Consumer Foods President position. In conjunction with this organizational change, beginning with the first quarter of fiscal 2010 we have aligned our segment reporting to be consistent with the manner in which our operating results are presented to, and reviewed by, our Chief Executive Officer. All prior periods have been recast to reflect these changes.
In June 2009, we completed the divestiture of the Fernando’s® foodservice brand for proceeds of approximately $6.4 million. We reflect the results of these operations as discontinued operations for all periods presented. The assets and liabilities of the divested Fernando’s® business have been reclassified as assets and liabilities held for sale within our consolidated balance sheets for all periods presented.
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

During the first quarter of fiscal 2010, we transferred the management of the Alexia® frozen food operations from the Consumer Foods segment to the Commercial Foods segment. Segment results have been recast to reflect this change.
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
The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and currency risk of our foreign operations for the first quarter of fiscal 2010 and 2009, under this methodology:

	Thirteen weeks ended
	August 30,	August 24,
	2009	2008
Net derivative losses incurred	$(17.1)	$(33.5)
Less: Net derivative losses allocated to reporting segments	(9.5)	(0.5)

Net derivative losses recognized in general corporate expenses	$(7.6)	$(33.0)

Net derivative losses allocated to Consumer Foods	$(5.8)	$(0.9)
Net derivative gains (losses) allocated to Commercial Foods	(3.7)	0.4

Net derivative losses included in segment operating profit	$(9.5)	$(0.5)

Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify losses of $9.3 million and $3.6 million to segment operating results in fiscal 2010 and 2011, respectively. Amounts allocated, or to be allocated, to segment operating results during fiscal 2010 and 2011 include $5.3 million of losses incurred during fiscal 2009 which had not been allocated to segment operating results.
Net Sales

($ in millions)	Net Sales
Reporting Segment	Thirteen weeks ended
	August 30,	August 24,	% Inc /
	2009	2008	(Dec)
Consumer Foods	$1,860	$1,849	1%
Commercial Foods	1,101	1,207	(9)%

Total	$2,961	$3,056	(3)%

Net sales for the first quarter of fiscal 2010 were $2.96 billion, a decrease of $95 million, or 3%, from the first quarter of fiscal 2009. The decrease in net sales for the first quarter of fiscal 2010 was largely due to lower sales in the flour milling business in our Commercial Foods segment. This was largely driven by decreases in wheat costs.
Consumer Foods net sales for the first quarter of fiscal 2010 were $1.86 billion, an increase of 1%, compared to the first quarter of fiscal 2009. Results reflected net pricing and mix improvement of 3%, partially offset by a decline in volume of approximately 1%. The decline in volume reflects an approximately 2% negative impact due to the inability to supply certain Slim Jim® products following the June 9, 2009 Garner, North Carolina plant accident. Volume declines also reflect an approximately 1% negative impact due to our elimination of certain low-margin SKUs and our decision to reduce our presence in certain low-margin channels and geographic markets. The strengthening of the U.S. dollar relative to foreign currencies resulted in a reduction of net sales of approximately 1% as compared to the first quarter of fiscal 2009.
Sales of Healthy Choice® and Marie Callender’s® frozen meals increased by 26% and 15%, respectively, in the first quarter of fiscal 2010, as compared to the first quarter of fiscal 2009, driven by the introduction of new products and related marketing programs. Sales of products associated with some of our other most significant brands, including Hebrew National®, Hunt’s®, Orville Redenbachers®, Reddi-wip®, Snack Pak®, and Wesson®, grew in the first quarter of fiscal 2010. Sales of Slim Jim® meat snack products declined by 58% in the first quarter of fiscal 2010, as compared to the first quarter of fiscal 2009, due to the accident at our Garner production facility. Sales of Banquet® frozen meals declined by 6% in the first quarter of fiscal 2010, as compared to the first quarter of fiscal 2009, as volume declines more than offset increased pricing. Other significant brands whose products experienced sales declines in the first quarter of fiscal 2010 include ACT II®, Chef Boyardee®, Egg Beaters®, Libby’s®, PAM®, and Peter Pan®.
Commercial Foods net sales were $1.10 billion for the first quarter of fiscal 2010, a decrease of $106 million, or 9%, compared to the first quarter of fiscal 2009. Results for the first quarter of fiscal 2010 reflected the pass-through of lower wheat prices by the segment’s flour milling operations, resulting in a reduction of net sales of $115 million. Results also reflect higher selling prices in our Lamb Weston® specialty potato products business, partially offset by reduced volume in the specialty potato and foods and flavors businesses, reflecting the difficult economic environment in the foodservice channel. Net sales from Lamb Weston BSW, a business acquired in the second quarter of fiscal 2009, were $18 million in the first quarter of fiscal 2010.
Selling, General and Administrative Expenses (Includes general corporate expenses)
Selling, general and administrative expenses totaled $426 million for the first quarter of fiscal 2010, an increase of $58 million, or 16%, as compared to the same period of the prior year. Selling, general and administrative expenses for the first quarter of fiscal 2010 included the following:
•	an increase in incentive compensation expense of $25 million,

•	an increase in health insurance costs of $6 million,

•	an increase in advertising and promotion expenses of $5 million, and

•	a net benefit of $3 million, representing costs associated with the accidental explosion at our Garner, North Carolina facility, more than offset by insurance recoveries.
Selling, general and administrative expenses in the first quarter of fiscal 2009 included:
•	a $19 million gain on the disposition of the Pemmican® business,

•	charges of approximately $9 million related to the execution of our restructuring plans, and

•	a gain of $5 million on the sale of a facility in our Commercial Foods segment.
Operating Profit (Earnings before general corporate expenses, interest expense, net, income taxes, and equity method investment earnings)

($ in millions)	Operating Profit
Reporting Segment	Thirteen weeks ended
	August 30,	August 24,	% Inc
	2009	2008	(Dec)
Consumer Foods	$250	$186	34%
Commercial Foods	141	134	5%
Consumer Foods operating profit for the first quarter of fiscal 2010 was $250 million, an increase of $64 million, or 34%, compared to the first quarter of fiscal 2009. Gross profits were $81 million higher for the first quarter of fiscal 2010 than for the first quarter of fiscal 2009, driven by the impact of higher net sales, discussed above, lower commodity input costs (particularly in our edible oils business), and the benefit of supply chain cost savings initiatives. Consumer Foods selling, general and administrative expenses were higher in the first quarter of fiscal 2010 than in the first quarter of fiscal 2009 due, in part, to a $6 million increase in incentive compensation expenses and a $4 million increase in advertising and promotion expenses. The Consumer Foods segment recognized a $19 million gain on the sale of the Pemmican® brand and incurred costs of $8 million in connection with our restructuring plans in the first quarter of fiscal 2009. The accident at the Garner, North Carolina production facility in the first quarter of fiscal 2010 resulted in charges totaling $37 million for the impairment of property, plant and equipment, inventory write-offs, workers’ compensation, site clean-up, and other related costs. The impact of these charges was offset by insurance recoveries of $34 million for the involuntary conversion of assets. Gross profits from Slim Jim® branded products were $2 million and $13 million in the first quarter of fiscal 2010 and 2009, respectively, reflecting the impact of the accident. The strengthening of the U.S. dollar relative to foreign currencies resulted in a reduction of operating profit of approximately $15 million as compared to the first quarter of fiscal 2009.
For the first quarter of fiscal 2010, operating profit for the Commercial Foods segment was $141 million, an increase of $7 million, or 5%, from the first quarter of fiscal 2009. Gross profits in the Commercial Foods segment were $18 million higher for the first quarter of fiscal 2010 than for the first quarter of fiscal 2009, largely driven by improved margins in the flour milling business. Improved gross profits in the specialty potato products business were offset by reduced gross profits in the specialty vegetables and flavorings business. Commercial Foods operating profit in the first quarter of fiscal 2009 included a gain of $5 million from the sale of a production facility.
Interest Expense, Net
Net interest expense was $42 million and $50 million for the first quarter of fiscal 2010 and 2009, respectively. The decrease reflected $20 million and $14 million of interest income in the first quarter of fiscal 2010 and 2009, respectively, principally from the payment-in-kind notes received in connection with the disposition of the trading and merchandising business on June 23, 2008.
Income Taxes
In the first quarter of fiscal 2010 and 2009, our income tax expense was $91 million and $66 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately 35% and 38% for the first quarter of fiscal 2010 and 2009, respectively. Income tax expense for the first quarter of fiscal 2009 reflected the impact of divestitures of international subsidiaries, a change in deferred tax items related to the divestiture of the trading and merchandising business, and a reduction in income tax contingency reserves.
Equity Method Investment Earnings
Equity method investment earnings were $9 million and $1 million for the first quarter of fiscal 2010 and 2009, respectively. Increased equity method investment earnings were the result of more profitable operations of potato processing ventures.
Discontinued Operations
Our discontinued operations generated an after-tax loss of $1 million and after-tax earnings of $335 million in the first quarter of fiscal 2010 and 2009, respectively.
In June 2008, we completed the sale of the trading and merchandising operations and recognized an after-tax gain on the disposition of approximately $299 million in the first quarter of fiscal 2009.
The trading and merchandising operations generated after-tax earnings of $36 million during the first quarter of fiscal 2009, prior to the divestiture.
Earnings Per Share
Our diluted earnings per share in the first quarter of fiscal 2010 were $0.37. Our diluted earnings per share in the first quarter of fiscal 2009 were $0.94, including $0.23 per diluted share from continuing operations and $0.71 per diluted share from discontinued operations. See “Items Impacting Comparability” above as several other significant items affected the comparability of year-over-year results of operations.
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
Commercial paper borrowings (usually less than 30 days maturity) are reflected in our consolidated balance sheets within notes payable. At August 30, 2009, we had a $1.5 billion multi-year revolving credit facility with a syndicate of financial institutions that matures in December 2011. The multi-year facility has historically been used solely as a back-up facility for our commercial paper program. As of August 30, 2009, there were no outstanding borrowings under the credit facility. Borrowings under the multi-year facility bear interest at or below prime rate and may be prepaid without penalty. The multi-year revolving credit facility requires us to repay borrowings if our consolidated funded debt exceeds 65% of the consolidated capital base, or if fixed charges coverage, each as defined in the applicable agreements, is less than 1.75 to 1.0. As of the end of the first quarter of fiscal 2010, we were in compliance with the credit agreement’s financial covenants.

As of the end of the first quarter of fiscal 2010, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the revolving credit facilities, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult.
We have repurchased our shares of common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board of Directors. During the first quarter of fiscal 2009, we executed an accelerated share repurchase program, which resulted in the repurchase of approximately 38.4 million shares of our stock for $900 million. We received an additional 5.6 million shares in the fourth quarter of fiscal 2009 at no additional cost to us. At August 30, 2009, our current share repurchase authorization was essentially exhausted. During the first quarter of fiscal 2009, we sold our trading and merchandising operations for proceeds of: 1) approximately $2.2 billion in cash, net of transaction costs, 2) $550 million (original principal amount) of payment-in-kind debt securities issued by the purchaser which was recorded at an initial estimated fair value of $479 million, 3) a short-term receivable of $37 million due from the purchaser (which was subsequently collected), and 4) a four-year warrant to acquire approximately 5% of the issued common equity of the parent company of the divested operations, which has been recorded at an estimated fair value of $1.8 million. The Notes, which are classified as other assets, had a carrying value of $542 million at August 30, 2009. The short term receivable was paid in full in December 2008.
On September 25, 2009, our board of directors approved an increase in our quarterly dividend to $0.20 per share from the previous level of $0.19 per share.
Cash Flows
During the first quarter of fiscal 2010, we generated $47 million of cash, which was the net impact of $263 million generated from operating activities, $114 million used in investing activities, and $103 million used in financing activities.
Cash generated from operating activities of continuing operations totaled approximately $264 million in the first quarter of fiscal 2010, as compared to $198 million generated in the first quarter of fiscal 2009, largely due to the increase in income from continuing operations. Cash used in operating activities of discontinued operations was approximately $2 million in the first quarter of fiscal 2010, as compared to $636 million in the first quarter of fiscal 2009, as we used a significant amount of cash to fund working capital needs in the trading and merchandising business immediately prior to its divestiture.
Cash used in investing activities from continuing operations totaled $121 million in the first quarter of fiscal 2010, versus cash used in investing activities of $94 million in the first quarter of fiscal 2009. Investing activities of continuing operations in the first quarter of fiscal 2010 consisted primarily of capital expenditures of $119 million. Investing activities of continuing operations in the first quarter of fiscal 2009 consisted of capital expenditures of $106 million and investments of $30 million for the purchase of businesses and intangible assets, partially offset by $29 million from the sale of a business. We generated $2.25 billion of cash from investing activities of discontinued operations in the first quarter of fiscal 2009 from the disposition of the trading and merchandising business.
Cash used in financing activities totaled $103 million and $1.59 billion in the first quarter of fiscal 2010 and 2009, respectively. During the first quarter of fiscal 2010 and 2009, we paid dividends of $85 million and $92 million, respectively. In the first quarter of fiscal 2009, we repurchased $900 million of our common stock as part of our share repurchase program. During the first quarter of fiscal 2009, we decreased our debt by approximately $607 million, reflecting repayment of $1.1 billion of commercial paper balances (including approximately $531 million drawn in the first quarter to support the working capital requirements of the trading and merchandising operations) and approximately $40 million of long-term debt, largely with proceeds from the disposition of the trading and merchandising business.
We estimate our capital expenditures in fiscal 2010 will be approximately $600 million. This amount reflects an estimated $90 million of capital expenditures for the construction of a sweet potato processing facility in Delhi, Louisiana, as well as approximately $35 million of expected capital expenditures related to the recovery of the Slim Jim® operations.
With respect to the sweet potato facility, we have secured approximately $34 million of cash incentives in working with Louisiana authorities and continue to work towards securing additional federal tax incentives for this project. We also expect significant insurance recoveries related to the Garner, North Carolina accident and have received $39 million from insurance carriers subsequent to the first quarter of fiscal 2010.
Management believes that existing cash balances, cash flows from operations (including insurance recoveries), existing credit facilities, and access to capital markets will provide sufficient liquidity to meet our working capital needs, planned capital expenditures, and payment of anticipated quarterly dividends for at least the next twelve months.

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
Due to the consolidation of these variable interest entities, we reflected in our balance sheets:

	August 30,	May 31,	August 24,
	2009	2009	2008
Cash	$1.9	$1.2	$—
Receivables, net	11.9	12.6	—
Inventories	1.3	3.1	—
Prepaid expenses and other current assets	—	0.1	—
Property, plant and equipment, net	99.4	100.5	51.0
Goodwill	18.6	18.6	—
Brands, trademarks and other intangibles, net	10.4	10.6	—

Total assets	$143.5	$146.7	$51.0

Current installments of long-term debt	$6.3	$6.1	$3.4
Accounts payable	3.8	4.3	—
Accrued payroll	0.5	0.2	—
Other accrued liabilities	0.8	0.7	0.6
Senior long-term debt, excluding current installments	81.7	83.3	50.0
Other noncurrent liabilities (minority interest)	26.6	27.3	—

Total liabilities	$119.7	$121.9	$54.0

The liabilities recognized as a result of consolidating these entities do not represent additional claims on our general assets. The creditors of these entities have claims only on the assets of the specific variable interest entities to which they have advanced credit.
Obligations and Commitments
As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as lease agreements, debt agreements, and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as “take-or-pay” contracts). The unconditional purchase obligation arrangements are entered into in our normal course of business in order to ensure adequate levels of sourced product are available. Of these items, debt and capital lease obligations, which totaled $3.6 billion as of August 30, 2009, were recognized as liabilities in our consolidated balance sheet. Operating lease obligations and unconditional purchase obligations, which totaled $881 million as of August 30, 2009, in accordance with generally accepted accounting principles, were not recognized as liabilities in our consolidated balance sheet.
A summary of our contractual obligations as of August 30, 2009 was as follows (including obligations of discontinued operations):

	Payments Due by Period
	(in millions)
		Less than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Years
Long-term debt	$3,538.9	$10.6	$630.0	$599.9	$2,298.4
Capital lease obligations	64.6	5.2	7.8	5.7	45.9
Operating lease obligations	353.2	62.3	109.7	71.0	110.2
Purchase obligations	527.3	458.4	53.0	7.6	8.3

Total	$4,484.0	$536.5	$800.5	$684.2	$2,462.8

We are also contractually obligated to pay interest on our long-term debt and capital lease obligations. The weighted average interest rate of the long-term debt obligations outstanding as of August 30, 2009 was approximately 7.0%.
We consolidate the assets and liabilities of certain entities that have been determined to be variable interest entities and for which we have been determined to be the primary beneficiary of these entities. The amounts reflected in contractual obligations of long-term debt, in the table above, include $88 million of liabilities of these variable interest entities to the creditors of such entities. The long-term debt recognized as a result of consolidating these entities does not represent additional claims on our general assets. The creditors of these entities have claims only on the assets of the specific variable interest entities.
The purchase obligations noted in the table above do not reflect approximately $501 million of open purchase orders, some of which are not legally binding. These purchase orders are settleable in the ordinary course of business in less than one year.
As part of our ongoing operations, we also enter into arrangements that obligate us to make future cash payments only upon the occurrence of a future event (e.g., guarantees of debt or lease payments of a third party should the third party be unable to perform). In accordance with generally accepted accounting principles, the following commercial commitments are not recognized as liabilities in our consolidated balance sheet. A summary of our commitments, including commitments associated with equity method investments, as of August 30, 2009 was as follows:

	Amount of Commitment Expiration Per Period
	(in millions)
		Less than			After 5
Other Commercial Commitments	Total	1 Year	1-3 Years	3-5 Years	Years
Guarantees	$110.6	$69.6	$5.8	$5.4	$29.8
Other commitments	0.5	0.5	—	—	—

Total	$111.1	$70.1	$5.8	$5.4	$29.8

In certain limited situations, we will guarantee an obligation of an unconsolidated entity. We guarantee certain leases and other commercial obligations resulting from our fresh beef and pork divestiture. The remaining terms of these arrangements do not exceed six years and the maximum amount of future payments we have guaranteed was approximately $18 million as of August 30, 2009. We have also guaranteed the performance of the divested fresh beef and pork business with respect to a hog purchase contract. The hog purchase contract requires the fresh beef and pork business to purchase a minimum of approximately 1.2 million hogs annually through 2014. The contract stipulates minimum price commitments, based in part on market prices and, in certain circumstances, also includes price adjustments based on certain inputs.
We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At August 30, 2009, the amount of supplier loans effectively guaranteed by us was approximately $64 million, included in the table above. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.
We are a party to a supply agreement with an onion processing company. We have guaranteed repayment of a loan of this supplier, under certain conditions. At August 30, 2009, the amount of this loan was $25 million, included in the table above. In the event of default on this loan by the supplier, we have the contractual right to purchase the loan from the lender, thereby giving us the rights to underlying collateral. We have not established a liability in connection with this guarantee, as we believe the likelihood of financial exposure to us under this agreement is remote.
The obligations and commitments tables above do not include any reserves for income taxes under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (as amended), as we are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes. The liability for gross unrecognized tax benefits at August 30, 2009 was $79 million. The net amount of unrecognized tax benefits at August 30, 2009, that, if recognized, would impact our effective tax rate was $51 million. Recognition of this tax benefit would have a favorable impact on our effective tax rate.
Critical Accounting Estimates
A discussion of our critical accounting estimates can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our annual report on Form 10-K for the fiscal year ended May 31, 2009.
Recently Issued Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). This statement amends FASB Interpretation No. 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The provisions of this statement are effective as of the beginning of our fiscal 2011. Earlier application is prohibited. We are currently evaluating the impact of adopting SFAS No. 167.
Related Party Transactions
Sales to affiliates (equity method investees) of $0.7 million and $0.5 million for the first quarter of fiscal 2010 and 2009, respectively, are included in net sales. We received management fees from affiliates of $4.8 million and $4.3 million in the first quarter of fiscal 2010 and 2009, respectively. Accounts receivable from affiliates totaled $0.8 million, $2.7 million, and $2.6 million at August 30, 2009, May 31, 2009, and August 24, 2008, respectively. Accounts payable to affiliates totaled $17.1 million, $14.3 million, and $13.8 million at August 30, 2009, May 31, 2009, and August 24, 2008, respectively.
From time to time, we have used the services of a firm whose chief executive officer serves on our Board of Directors. Payments to this firm for environmental and agricultural engineering services performed and structures acquired totaled $0.2 million in the first quarter of fiscal 2010 and $0.1 million in the first quarter of fiscal 2009.
ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The principal market risks affecting us are exposures to price fluctuations of commodity and energy inputs, interest rates, and foreign currencies.
Other than the changes noted below, there have been no material changes in our market risk during the thirteen weeks ended August 30, 2009. For additional information, refer to the “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our annual report on Form 10-K for the fiscal year ended May 31, 2009.
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
Effect of a 10% change in market price:
Processing Activities

($ in millions)
Grains/Foods	$9
Energy	6
Other	1
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
Based on our net foreign currency derivative positions at the end of the first quarter of fiscal 2010, the maximum potential loss of fair value resulting from a hypothetical change of 10% in exchange rates was $5 million.
ITEM 4.      CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of August 30, 2009. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.
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
The environmental proceedings include litigation and administrative proceedings involving Beatrice’s status as a potentially responsible party at 35 Superfund, proposed Superfund, or state-equivalent sites; these sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. Beatrice has paid or is in the process of paying its liability share at 32 of these sites. Reserves for these matters have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The reserves for Beatrice environmental matters totaled $87.6 million as of August 30, 2009, a majority of which relates to the Superfund and state-equivalent sites referenced above. We expect expenditures for Beatrice environmental matters to continue for up to 20 years.
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
An investigation by the Division of Enforcement of the U.S. Commodity Futures Trading Commission (“CFTC”) of certain commodity futures transactions of a former Company subsidiary, has led to an investigation by the CFTC of the Company itself. The investigation may result in litigation by the CFTC against the Company. The former subsidiary was sold on June 23, 2008, as part of the divestiture of our trading and merchandising operations. The CFTC’s Division of Enforcement has advised the Company that it questions whether certain trading activities of the former subsidiary violated the Commodity Exchange Act and that the CFTC has been evaluating whether we should be implicated in the matter based on the existence of the parent-subsidiary relationship between the two entities at the time of the trades. Based on information we have learned to date, the Company believes that both it and the former subsidiary have meritorious defenses. We have submitted a statement to the Division of Enforcement contesting any purported liability. We also believe the sale contract with the purchaser of the business provides us indemnification rights. Accordingly, we do not believe any decision by the CFTC to pursue this matter will have a material adverse effect on the Company. If litigation ensues, the Company intends to defend itself vigorously.
After taking into account liabilities recognized for all of the foregoing matters, management believes the ultimate resolution of such matters should not have a material adverse effect on our financial condition, results of operations, or liquidity.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the total number of shares of common stock purchased during the first quarter of fiscal 2010, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

					Maximum Number (or
	Total Number		Average	Total Number of Shares	Approximate Dollar
	of Shares (or		Price Paid	Purchased as Part of	Value) of Shares that
	Units)		per Share (or	Publicly Announced	may yet be Purchased
Period	Purchased		Unit)	Plans or Programs (1)	under the Program (1)
June 1 through June 28, 2009	—		—	—	$62,000
June 29 through July 26, 2009	15,073	(2)	$19.67	—	$62,000
July 27 through August 30, 2009	—		—	—	$62,000

Total Fiscal 2010 First Quarter Activity	15,073		$19.67	—	$62,000

(1)	Pursuant to publicly announced share repurchase programs from December 2003, we have repurchased approximately 106.5 million shares at a cost of $2.5 billion through August 30, 2009. The current program has no expiration date.

(2)	The total number of shares purchased consists of shares of mature common stock tendered by employees to the Company to satisfy employees’ tax withholding obligations in excess of the statutory minimum in connection with the vesting of equity awards.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company’s annual meeting of stockholders was held on September 25, 2009 (following the end of the period covered by this report). The vote for each matter voted upon at the meeting is set forth below:
Election of Directors:

	FOR	WITHHELD
Mogens C. Bay	361,907,826	17,100,441
Stephen G. Butler	374,004,067	5,004,200
Steven F. Goldstone	370,788,818	8,219,449
Joie A. Gregor	371,283,880	7,724,387
Rajive Johri	373,518,891	5,489,376
W.G. Jurgensen	373,990,648	5,017,619
Richard H. Lenny	373,861,831	5,146,436
Ruth Ann Marshall	371,135,004	7,873,263
Gary M. Rodkin	373,965,064	5,043,203
Andrew J. Schindler	373,793,525	5,214,742
Kenneth E. Stinson	368,651,979	10,356,288
Approval of the ConAgra Foods 2009 Stock Plan:

FOR:	229,800,586
AGAINST:	85,407,285
ABSTAIN:	2,173,480
BROKER NON-VOTES:	61,626,916
Approval of the ConAgra Foods Executive Incentive Plan, as amended and restated:

FOR:	273,976,811
AGAINST:	41,003,699
ABSTAIN:	2,400,841
BROKER NON-VOTES:	61,626,916
Ratification of the appointment of KPMG LLP as independent auditors for fiscal year 2010:

FOR:	373,981,231
AGAINST:	3,947,399
ABSTAIN:	1,079,637
BROKER NON-VOTES:	0

ITEM 6.      EXHIBITS
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
Patrick D. Linehan
Senior Vice President and Corporate Controller

Dated this 7th day of October, 2009.

EXHIBIT INDEX

NUMBER	DESCRIPTION	PAGE

10.1*	ConAgra Foods 2009 Stock Plan, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ current report on Form 8-K dated September 28, 2009

10.2*	ConAgra Foods Executive Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10.2 of ConAgra Foods’ current report on Form 8-K dated September 28, 2009

10.3*	Form of Restricted Stock Unit Agreement under the ConAgra Foods 2009 Stock Plan	39

10.4*	Form of Stock Option Agreement under the ConAgra Foods 2009 Stock Plan	45

10.5*	Form of Stock Option Agreement for Non-Employee Directors under the ConAgra Foods 2009 Stock Plan	50

10.6*	Form of Stock Option Agreement for certain named executive officers under the ConAgra Foods 2009 Stock Plan	55

12	Statement regarding computation of ratio of earnings to fixed charges	61

31.1	Section 302 Certificate of Chief Executive Officer	62

31.2	Section 302 Certificate of Chief Financial Officer	63

32.1	Section 906 Certificates	64

101.1	The following materials from ConAgra Foods’ Quarterly Report on Form 10-Q for the quarter ended August 30, 2009, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text, and (vi) document and entity information.

*	Management contract or compensatory plan.