Form 10-Q
period 2009-11-29
CONAGRA FOODS INC /DE/
filed 2010-01-05
CIK 23217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 29, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐      No ☑
Number of shares outstanding of issuer’s common stock, as of December 27, 2009, was 443,405,103.

Part I. FINANCIAL INFORMATION

Item 1	Financial Statements	3

	Unaudited Condensed Consolidated Statements of Earnings for the Thirteen and Twenty-six Weeks ended November 29, 2009 and November 23, 2008	3

	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Thirteen and Twenty-six Weeks ended November 29, 2009 and November 23, 2008	4

	Unaudited Condensed Consolidated Balance Sheets as of November 29, 2009, May 31, 2009, and November 23, 2008	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the Twenty-six Weeks ended November 29, 2009 and November 23, 2008	6

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4	Controls and Procedures	36

Part II. OTHER INFORMATION		37

Item 1	Legal Proceedings	37

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 4	Submission of Matters to a Vote of Security Holders	37

Item 6	Exhibits	38

Signatures		39

Exhibit Index		40

Exhibit 10.1

Exhibit 10.2

Exhibit 10.3

Exhibit 10.4

Exhibit 10.5

Exhibit 10.6

Exhibit 10.7		41

Exhibit 12		42

Exhibit 31.1		43

Exhibit 31.2		44

Exhibit 32.1		45

Exhibit 101.1

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions except per share amounts)
(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	November 29,	November 23,	November 29,	November 23,
	2009	2008	2009	2008
Net sales	$3,172.6	$3,251.7	$6,134.0	$6,308.2
Costs and expenses:
Cost of goods sold	2,317.3	2,565.2	4,562.2	5,030.2
Selling, general and administrative expenses	460.0	389.0	886.4	757.7
Interest expense, net	40.6	42.7	82.1	92.8

Income from continuing operations before income taxes and equity method investment earnings	354.7	254.8	603.3	427.5
Income tax expense	117.4	84.6	208.4	150.6
Equity method investment earnings	5.9	1.9	14.8	2.8

Income from continuing operations	243.2	172.1	409.7	279.7
Income (loss) from discontinued operations, net of tax	(4.0)	(3.6)	(5.3)	331.2

Net income	$239.2	$168.5	$404.4	$610.9

Less: Net income (loss) attributable to noncontrolling interests	(0.5)	0.4	(1.2)	0.4

Net income attributable to ConAgra Foods, Inc.	$239.7	$168.1	$405.6	$610.5

Earnings per share - basic
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$0.55	$0.38	$0.93	$0.61
Income (loss) from discontinued operations attributable to ConAgra Foods, Inc. common stockholders	(0.01)	—	(0.02)	0.72

Net income attributable to ConAgra Foods, Inc. common stockholders	$0.54	$0.38	$0.91	$1.33

Earnings per share - diluted
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$0.55	$0.38	$0.92	$0.61
Income (loss) from discontinued operations attributable to ConAgra Foods, Inc. common stockholders	(0.01)	(0.01)	(0.01)	0.71

Net income attributable to ConAgra Foods, Inc. common stockholders	$0.54	$0.37	$0.91	$1.32

          See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	November 29,	November 23,	November 29,	November 23,
	2009	2008	2009	2008
Net income	$239.2	$168.5	$404.4	$610.9
Other comprehensive income (loss):
Net derivative adjustment, net of tax	0.1	—	0.1	—
Unrealized gains and losses on available-for-sale securities, net of tax:
Unrealized holding gains (losses) arising during the period	0.1	(0.6)	—	(0.9)
Reclassification adjustment for losses included in net income	—	0.3	—	0.3
Currency translation adjustment:
Unrealized translation gains (losses) arising during the period	13.9	(96.1)	15.1	(120.5)
Reclassification adjustment for net losses included in net income	—	—	—	2.0
Pension and postretirement healthcare liabilities, net of tax	0.2	0.1	(0.6)	(2.3)

Comprehensive income	253.5	72.2	419.0	489.5
Comprehensive income (loss) attributable to noncontrolling interests	(0.5)	0.4	(1.2)	0.4

Comprehensive income attributable to ConAgra Foods, Inc.	$254.0	$71.8	$420.2	$489.1

          See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions except share data)
(unaudited)

	November 29,	May 31,	November 23,
	2009	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$490.2	$243.2	$132.1
Receivables, less allowance for doubtful accounts of $10.2, $13.9, and $14.4	861.6	781.4	972.1
Inventories	2,192.2	2,025.1	2,275.3
Prepaid expenses and other current assets	307.9	282.0	455.5
Current assets held for sale	—	4.9	5.5

Total current assets	3,851.9	3,336.6	3,840.5

Property, plant and equipment	5,455.2	5,301.5	5,147.9
Less accumulated depreciation	(2,765.2)	(2,661.1)	(2,589.7)

Property, plant and equipment, net	2,690.0	2,640.4	2,558.2

Goodwill	3,494.0	3,491.3	3,474.4
Brands, trademarks and other intangibles, net	834.7	835.3	824.3
Other assets	695.9	768.1	1,062.6
Noncurrent assets held for sale	—	1.6	10.7

	$11,566.5	$11,073.3	$11,770.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable	$1.2	$3.7	$300.1
Current installments of long-term debt	260.5	24.7	316.8
Accounts payable	956.4	823.8	1,019.5
Accrued payroll	184.1	166.9	175.5
Other accrued liabilities	605.3	555.6	860.0

Total current liabilities	2,007.5	1,574.7	2,671.9

Senior long-term debt, excluding current installments	3,027.2	3,265.4	2,856.6
Subordinated debt	195.9	195.9	195.9
Other noncurrent liabilities	1,351.3	1,316.4	1,271.7

Total liabilities	6,581.9	6,352.4	6,996.1

Commitments and contingencies (Note 14)
Common stockholders’ equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 567,895,641, 567,154,823, and 567,075,215	2,839.6	2,835.9	2,835.5
Additional paid-in capital	879.4	884.4	788.1
Retained earnings	4,274.8	4,042.5	3,844.9
Accumulated other comprehensive income (loss)	(89.1)	(103.7)	165.1
Less treasury stock, at cost, 124,855,099, 125,497,708, and 119,984,111 common shares	(2,920.1)	(2,938.2)	(2,859.0)

Total common stockholders’ equity	4,984.6	4,720.9	4,774.6

	$11,566.5	$11,073.3	$11,770.7

          See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Twenty-six weeks ended
	November 29,	November 23,
	2009	2008
Cash flows from operating activities:
Net income	$404.4	$610.9
Income (loss) from discontinued operations	(5.3)	331.2

Income from continuing operations	409.7	279.7
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	165.1	154.9
Impairment charges related to Garner accident	19.6	—
Insurance recoveries recognized related to Garner accident	(41.0)	—
Advances from insurance carriers related to Garner accident	28.6	—
(Gain) loss on sale of fixed assets	2.8	(3.1)
Gain on sale of businesses	—	(19.7)
Distributions from affiliates greater than current earnings	3.4	4.5
Share-based payments expense	26.7	22.8
Non-cash interest income on payment-in-kind notes	(39.8)	(30.6)
Other items	19.9	(27.9)
Change in operating assets and liabilities before effects of business acquisitions and dispositions:
Accounts receivable	(76.6)	(99.6)
Inventory	(171.8)	(339.2)
Prepaid expenses and other current assets	28.7	(3.9)
Accounts payable	150.3	248.1
Accrued payroll	17.2	(80.5)
Other accrued liabilities	110.7	8.5

Net cash flows from operating activities – continuing operations	653.5	114.0
Net cash flows from operating activities – discontinued operations	3.7	(729.7)

Net cash flows from operating activities	657.2	(615.7)

Cash flows from investing activities:
Additions to property, plant and equipment	(241.9)	(221.1)
Advances from insurance carriers related to Garner accident	10.6	—
Sale of property, plant and equipment	2.3	14.8
Sale of businesses	—	29.8
Purchase of businesses and intangible assets	(3.0)	(76.3)
Notes receivable and other items	—	1.0

Net cash flows from investing activities – continuing operations	(232.0)	(251.8)
Net cash flows from investing activities – discontinued operations	6.4	2,252.8

Net cash flows from investing activities	$(225.6)	$2,001.0

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (continued)
(in millions)
(unaudited)

	Twenty-six weeks ended
	November 29,	November 23,
	2009	2008
Cash flows from financing activities:
Net short-term borrowings	$—	$(285.6)
Issuance of long-term debt by variable interest entity	—	20.0
Repayment of long-term debt	(9.4)	(57.5)
Repurchase of ConAgra Foods common shares	—	(900.0)
Cash dividends paid	(169.2)	(178.2)
Exercise of stock options and issuance of other stock awards	(11.7)	6.1
Other items	1.4	(8.6)

Net cash flows from financing activities – continuing operations	(188.9)	(1,403.8)
Net cash flows from financing activities – discontinued operations	—	—

Net cash flows from financing activities	(188.9)	(1,403.8)

Effect of exchange rate changes on cash and cash equivalents	4.3	(21.1)

Net change in cash and cash equivalents	247.0	(39.6)
Discontinued operations cash activity included above:
Add: Cash balance included in assets held for sale at beginning of period	—	30.8
Less: Cash balance included in assets held for sale at end of period	—	—
Cash and cash equivalents at beginning of period	243.2	140.9

Cash and cash equivalents at end of period	$490.2	$132.1

     See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Twenty-six Weeks ended November 29, 2009 and November 23, 2008
(columnar dollars in millions except per share amounts)
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
Comprehensive Income – Comprehensive income includes net income, currency translation adjustments, certain derivative-related activity, changes in the value of available-for-sale investments, and changes in prior service cost and net actuarial gains (losses) from pension and postretirement health care plans. We generally deem our foreign investments to be essentially permanent in nature and we do not provide for taxes on currency translation adjustments arising from converting the investment denominated in a foreign currency to U.S. dollars. When we determine that a foreign investment, as well as undistributed earnings, are no longer permanent in nature, estimated taxes are provided for the related deferred tax liability (asset), if any, resulting from currency translation adjustments. We reclassified $2.0 million of foreign currency translation net losses to net income due to the disposal and substantial liquidation of foreign subsidiaries in the first half of fiscal 2009.

The following details the income tax expense (benefit) on components of other comprehensive income:

	Thirteen weeks ended		Twenty-six weeks ended
	November 29,	November 23,	November 29,	November 23,
	2009	2008	2009	2008
Net derivative adjustment	$0.1	$—	$0.1	$—
Unrealized gains (losses) on available-for-sale securities	0.1	(0.3)	—	(0.5)
Reclassification adjustment for losses on available-for-sale securities included in net income	—	0.2	—	0.2
Pension and postretirement healthcare liabilities	0.5	0.6	0.7	3.5

	$0.7	$0.5	$0.8	$3.2

Accounting Changes – In December 2007, the Financial Accounting Standards Board (“FASB”) issued guidance on noncontrolling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. This guidance requires that noncontrolling interests in subsidiaries be reported as a component of stockholders’ equity in the condensed consolidated balance sheets. However, securities of an issuer that are redeemable at the option of the holder continue to be classified outside stockholders’ equity. The noncontrolling interest holder in the potato processing venture, Lamb Weston BSW, LLC (“Lamb Weston BSW” or the “venture”), has the contractual right to put its equity interest to us at a future date. Accordingly, the noncontrolling interest in this venture is classified within other noncurrent liabilities in our condensed consolidated balance sheets. This guidance also requires that earnings or losses attributed to the noncontrolling interests be reported as part of consolidated earnings and not as a separate component of income or expense and requires disclosure of the attribution of consolidated earnings to the controlling and noncontrolling interests on the face of the condensed consolidated statement of earnings. We adopted the provisions of this guidance on a prospective basis, except for the presentation and disclosure requirements, as of the beginning of our fiscal 2010. We adopted the presentation and disclosure requirements of this guidance retrospectively in the first quarter of fiscal 2010.
In December 2007, the FASB issued guidance on business combinations that establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. The provisions of this guidance are effective for our business combinations occurring on or after June 1, 2009.
In June 2008, the FASB issued guidance which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the computation of earnings per share under the two-class method. This guidance was effective as of the beginning of our fiscal 2010. The adoption of this guidance did not have a material impact on our financial statements.
In September 2006, the FASB issued guidance for fair value measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance was effective as of the beginning of our fiscal 2009 for our financial assets and liabilities, as well as for other assets and liabilities that are carried at fair value on a recurring basis in our consolidated financial statements. As of the beginning of fiscal 2010, we adopted additional new guidance relating to nonrecurring fair value measurement requirements for nonfinancial assets and liabilities. The adoption did not have a material impact on the consolidated financial statements.
Recently Issued Accounting Pronouncements – In June 2009, the FASB issued guidance that requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The provisions of this guidance are effective as of the beginning of our fiscal 2011. Earlier application is prohibited. We are currently evaluating the impact of adopting this guidance.
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

Subsequent Events – We have performed an evaluation of subsequent events through January 5, 2010, the date we issued these financial statements. Based on our evaluation, no material events have occurred requiring disclosure.
2.      DISCONTINUED OPERATIONS AND DIVESTITURES
Fernando’s® Operations
During the first quarter of fiscal 2010, we completed the divestiture of the Fernando’s® foodservice business for proceeds of approximately $6.4 million. Based on our estimate of proceeds from the sale of this business, we recognized impairment charges totaling $8.9 million in the fourth quarter of fiscal 2009. No further significant gain or loss resulted from the completion of the divestiture in the first half of fiscal 2010. We reflected the results of these operations as discontinued operations for all periods presented. The assets and liabilities of the divested Fernando’s® business have been reclassified as assets and liabilities held for sale within our consolidated balance sheets for all periods prior to the divestiture.
Trading and Merchandising Operations
On March 27, 2008, we entered into an agreement with affiliates of Ospraie Special Opportunities Fund to sell our commodity trading and merchandising operations conducted by ConAgra Trade Group (previously principally reported as the Trading and Merchandising segment). The operations included the domestic and international grain merchandising, fertilizer distribution, agricultural and energy commodities trading and services, and grain, animal, and oil seed byproducts merchandising and distribution business. In June 2008, the sale of the trading and merchandising operations was completed for before-tax proceeds of: 1) approximately $2.2 billion in cash; net of transaction costs (including incentive compensation amounts due to employees due to accelerated vesting); 2) $550 million (original principal amount) of payment-in-kind debt securities issued by the purchaser (the “Notes”) that were recorded at an initial estimated fair value of $479 million; 3) a short-term receivable of $37 million due from the purchaser; and 4) a four-year warrant to acquire approximately 5% of the issued common equity of the parent company of the divested operations, which has been recorded at an estimated fair value of $1.8 million. We recognized an after-tax gain on the disposition of approximately $294 million in the first half of fiscal 2009.
During fiscal 2009, we collected the $37 million short-term receivable due from the purchaser. See Note 4 for further discussion on the Notes.
We reflected the results of the divested trading and merchandising operations as discontinued operations for all periods presented.
Summary of Operational Results
The summary comparative financial results of the discontinued operations were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	November 29,	November 23,	November 29,	November 23,
	2009	2008	2009	2008
Net sales	$0.1	$12.8	$1.4	$226.3

Operating results from discontinued operations before income taxes	(7.6)	1.9	(9.6)	59.4
Gain from disposal of businesses	—	2.0	—	490.0

Income (loss) before income taxes	(7.6)	3.9	(9.6)	549.4
Income tax benefit (expense)	3.6	(7.5)	4.3	(218.2)

Income (loss) from discontinued operations, net of tax	$(4.0)	$(3.6)	$(5.3)	$331.2

Losses in the second quarter and first half of fiscal 2010 reflected charges related to certain legal and environmental matters of divested businesses.

The assets and liabilities classified as held for sale as of May 31, 2009 and November 23, 2008 were as follows:

	May 31,	November 23,
	2009	2008
Inventories	$4.9	$5.5

Current assets held for sale	$4.9	$5.5

Property, plant and equipment, net	$1.6	$7.5
Goodwill and other intangibles	—	3.2

Noncurrent assets held for sale	$1.6	$10.7

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
The Notes permit payment of interest in cash or additional notes. The Notes may be redeemed in whole or in part prior to maturity at the option of the issuer of the Notes. Redemption is at par plus accrued interest. The Notes contain certain covenants that govern the issuer’s ability to make restricted payments and enter into certain affiliate transactions. The Notes also provide for the making of mandatory offers to repurchase upon certain change of control events involving the purchaser, their co-investors, or their affiliates. In the third quarter of fiscal 2009, we received a cash interest payment on the Notes of $30 million from the purchaser. All subsequent interest payments have been made in-kind. The Note due June 19, 2010, which is classified within prepaid expenses and other current assets, had a carrying value of $107 million at November 29, 2009. The Notes due June 19, 2011 and June 19, 2012, which are classified as other assets, had a total carrying value of $455 million at November 29, 2009.
Based on market interest rates of comparable instruments provided by third-party advisors, we estimated the fair market value of the Notes was $588 million at November 29, 2009.
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
Our variable interests in this venture include an equity investment in the venture, the options, and the line of credit advanced to Lamb Weston BSW. Other than our equity investment in the venture, the line of credit extended to the venture, and our sales and marketing services provided to the venture, we have not provided financial support to this entity. Our maximum exposure to loss as a result of our involvement with this venture is equal to our equity investment in the venture and advances under the line of credit extended to the venture.
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
Due to the consolidation of these variable interest entities, we reflected in our balance sheets:

	November 29,	May 31,	November 23,
	2009	2009	2008
Cash and cash equivalents	$0.8	$1.2	$2.0
Receivables, net	10.5	12.6	21.4
Inventories	1.5	3.1	1.6
Prepaid expenses and other current assets	0.1	0.1	—
Property, plant and equipment, net	98.4	100.5	114.5
Goodwill	18.6	18.6	18.0
Brands, trademarks and other intangibles, net	10.2	10.6	0.1

Total assets	$140.1	$146.7	$157.6

Notes payable	$—	$—	$6.8
Current installments of long-term debt	6.4	6.1	4.8
Accounts payable	3.0	4.3	3.2
Accrued payroll	0.2	0.2	0.3
Other accrued liabilities	0.8	0.7	6.1
Senior long-term debt, excluding current installments	80.1	83.3	67.5
Other noncurrent liabilities (noncontrolling interest)	26.1	27.3	36.1

Total liabilities	$116.6	$121.9	$124.8

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
The costs incurred and insurance recoveries recognized, to date, are reflected in our condensed consolidated financial statements, as follows:

	Thirteen weeks ended November 29, 2009			Twenty-six weeks ended November 29, 2009
	Consumer Foods	Corporate	Total	Consumer Foods	Corporate	Total
Cost of goods sold:
Inventory write-downs and other costs	$4.4	$—	$4.4	$10.6	$—	$10.6

Selling, general and administrative expenses:
Fixed asset impairments, clean-up costs, etc.	$2.9	$0.8	$3.7	$32.8	$1.3	$34.1
Insurance recoveries recognized	(7.3)	—	(7.3)	(41.0)	—	(41.0)

Total selling, general and administrative expenses	$(4.4)	$0.8	$(3.6)	$(8.2)	$1.3	$(6.9)

Net loss	$—	$0.8	$0.8	$2.4	$1.3	$3.7

The amounts in the table, above, exclude lost profits due to the interruption of the business.
We are currently unable to fully access the portion of the facility that was damaged in the explosion. As a result, we are unable to ascertain whether or not certain equipment located in the facility, with a book value of approximately $12 million, is impaired. We may be required to recognize further impairment charges for some, or all, of this amount when we are able to fully access the site and ascertain the status of the equipment. We expect to be able to ascertain the status of the equipment in the second half of fiscal 2010. We expect to be reimbursed by our insurers for the cost of replacing these assets in the event that they are determined to be impaired.
At November 29, 2009, we reflected approximately $15 million of expected insurance recoveries within accounts receivable in our condensed consolidated balance sheet. Through November 29, 2009, we had received payment advances from the insurers of approximately $39 million for our initial insurance claims for this matter. As of the date of this report, we have received payment advances in excess of $53 million from insurers. Based on management’s current assessment of production options, the expected level of insurance proceeds, and the estimated potential amount of losses and impact on the Slim Jim® brand, we do not believe that the accident will have a material adverse effect on our results of operations, financial condition, or liquidity.
7.      GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
The change in the carrying amount of goodwill for the first half of fiscal 2010 was as follows:

	Consumer	Commercial
	Foods	Foods	Total
Balance as of May 31, 2009	$3,354.3	$137.0	$3,491.3
Translation and other	2.2	0.5	2.7

Balance as of November 29, 2009	$3,356.5	$137.5	$3,494.0

Other identifiable intangible assets were as follows:

	November 29, 2009		May 31, 2009		November 23, 2008
	Gross		Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization
Non-amortizing intangible assets	$778.2	$—	$778.2	$—	$778.3	$—
Amortizing intangible assets	83.5	27.0	80.5	23.4	65.8	19.8

	$861.7	$27.0	$858.7	$23.4	$844.1	$19.8

Non-amortizing intangible assets are comprised of brands and trademarks.
Amortizing intangible assets, carrying a weighted average life of approximately 13 years, are principally composed of licensing arrangements and customer relationships. Based on amortizing assets recognized in our balance sheet as of November 29, 2009, amortization expense is estimated to be approximately $6.2 million for each of the next five years.
8.      DERIVATIVE FINANCIAL INSTRUMENTS
Our operations are exposed to market risks from adverse changes in commodity prices affecting the cost of raw materials and energy, foreign currency exchange rates, and interest rates. In the normal course of business, these risks are managed through a variety of strategies, including the use of derivatives.
Commodity futures and options contracts are used from time to time to economically hedge commodity input prices on items such as natural gas, vegetable oils, proteins, dairy, grains, and electricity. Generally, we economically hedge a portion of our anticipated consumption of commodity inputs for periods of up to 36 months. We may enter into longer-term economic hedges on particular commodities if deemed appropriate. As of November 29, 2009, we had economically hedged certain portions of our anticipated consumption of commodity inputs using derivative instruments with expiration dates through March 2011.
In order to reduce exposures related to changes in foreign currency exchange rates, when deemed prudent, we enter into forward exchange or options contracts for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of November 29, 2009, we had economically hedged certain portions of our foreign currency risk in anticipated transactions using derivative instruments with expiration dates through December 2012.
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
Economic Hedges of Forecasted Cash Flows
Many of our derivatives do not qualify for, and, as noted above, we are not currently designating any commodity or foreign currency derivatives to achieve hedge accounting treatment. We reflect realized and unrealized gains and losses from derivatives used to economically hedge anticipated commodity consumption and to mitigate foreign currency cash flow risk in earnings immediately within general corporate expense (within cost of goods sold). The gains and losses are reclassified to segment operating results in the period in which the underlying item being economically hedged is recognized in cost of goods sold.
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
All derivative instruments are recognized on the balance sheet at fair value. The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. In accordance with FASB guidance, we offset certain derivative asset and liability balances, as well as certain amounts representing rights to reclaim cash collateral and obligations to return cash collateral, where legal right of setoff exists. At November 29, 2009, amounts representing a right to reclaim cash collateral of $8.5 million were included in prepaid expenses and other current assets in our balance sheet.
Derivative assets and liabilities and amounts representing a right to reclaim cash collateral were reflected in our balance sheets as follows:

	November 29,	May 31,	November 23,
	2009	2009	2008
Prepaid expenses and other current assets	$50.7	$52.1	$203.4
Other accrued liabilities	17.6	30.8	37.2
The following table presents our derivative assets and liabilities, on a gross basis, prior to the offsetting of amounts where legal right of setoff existed at November 29, 2009:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Prepaid expenses and other current assets	$52.0	Other accrued liabilities	$24.3
Foreign exchange contracts	Prepaid expenses and other current assets	0.6	Other accrued liabilities	3.7

Total derivatives not designated as hedging instruments under FASB guidance		$52.6		$28.0

The location and amount of gains and losses from derivatives reported in our consolidated statements of earnings were as follows:

	Location in Condensed	Amount of Gain (Loss) Recognized on Derivatives
	Consolidated Statement	in Condensed Consolidated Statement of Earnings
	of Earnings of Gain	For the Thirteen	For the Twenty-six
Derivatives Not Designated as Hedging	(Loss) Recognized	weeks ended	weeks ended
Instruments Under FASB Guidance	on Derivatives	November 29, 2009	November 29, 2009
Commodity contracts	Cost of goods sold	$13.4	$79.3
Foreign exchange contracts	Cost of goods sold	(5.1)	(6.8)

Total derivative gain		$8.3	$72.5

9.      SHARE-BASED PAYMENTS
For the thirteen and twenty-six weeks ended November 29, 2009, we recognized total stock-based compensation expense (including stock options, restricted stock units, performance shares, and restricted cash) of $14.7 million and $26.7 million, respectively. For the thirteen and twenty-six weeks ended November 23, 2008, we recognized total stock-based compensation expense of $10.2 million and $22.8 million, respectively. During the first half of fiscal 2010, we granted 1.1 million restricted stock units at a weighted average grant date price of $19.13, 7.8 million stock options at a weighted average exercise price of $19.14, and 0.5 million performance shares at a weighted average grant date price of $19.15.
The performance shares are granted to selected executives and other key employees with vesting contingent upon meeting various Company-wide performance goals. The performance goals are based upon our earnings before interest and taxes and our return on average invested capital measured over a defined performance period. The awards actually earned will range from zero to three hundred percent of the targeted number of performance shares and will be paid in shares of common stock. Subject to limited exceptions set forth in the plan, any shares earned will be distributed at the end of the three-year period. The value of the performance shares granted in fiscal 2009 and 2010 is adjusted based upon the market price of our stock at the end of each reporting period and amortized as compensation expense over the vesting period.
The weighted average Black-Scholes assumptions for stock options granted during the first half of fiscal 2010 were as follows:

Expected volatility (%)	22.94
Dividend yield (%)	3.77
Risk-free interest rate (%)	2.31
Expected life of stock option (years)	4.75
The weighted average value of stock options granted during the first half of fiscal 2010 was $2.73 per option, based upon a Black-Scholes methodology.
10.      EARNINGS PER SHARE
Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock awards, and other dilutive securities.
The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	Thirteen weeks ended		Twenty-six weeks ended
	November 29,	November 23,	November 29,	November 23,
	2009	2008	2009	2008
Net income available to ConAgra Foods, Inc. common stockholders:
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$243.7	$171.7	$410.9	$279.3
Income (loss) from discontinued operations, net of tax, attributable to ConAgra Foods, Inc. common stockholders	(4.0)	(3.6)	(5.3)	331.2

Net income attributable to ConAgra Foods, Inc. common stockholders	$239.7	$168.1	$405.6	$610.5
Less: Increase in redemption value of noncontrolling interests in excess of earnings allocated	(0.3)	—	(0.6)	—

Net income available to ConAgra Foods, Inc. common stockholders	$239.4	$168.1	$405.0	$610.5

Weighted average shares outstanding:
Basic weighted average shares outstanding	443.2	447.1	443.2	458.5
Add: Dilutive effect of stock options, restricted stock awards, and other dilutive securities	3.0	2.4	2.6	2.5

Diluted weighted average shares outstanding	446.2	449.5	445.8	461.0

For the second quarter and first half of fiscal 2010, there were 29.8 million and 36.4 million stock options outstanding, respectively, that were excluded from the computation of shares contingently issuable upon exercise of the stock options because exercise prices exceeded the average market value of our common stock during the period. For the second quarter and first half of fiscal 2009, there were 34.5 million and 33.3 million stock options, respectively, excluded from the calculation.
11.      INVENTORIES
The major classes of inventories were as follows:

	November 29,	May 31,	November 23,
	2009	2009	2008
Raw materials and packaging	$740.1	$636.3	$745.7
Work in process	112.6	105.0	120.0
Finished goods	1,255.7	1,202.1	1,333.2
Supplies and other	83.8	81.7	76.4

	$2,192.2	$2,025.1	$2,275.3

12.      RESTRUCTURING
2008-2009 Plan
During fiscal 2008, our board of directors approved a plan (“2008-2009 plan”) recommended by executive management to improve the efficiency of our Consumer Foods operations and related functional organizations and to streamline our international operations to reduce manufacturing and selling, general, and administrative costs. The 2008-2009 plan, which was substantially completed by the end of fiscal 2009, included the reorganization of the Consumer Foods operations, the integration of the international headquarters functions into our domestic business, and exiting a number of international markets. The total cost of this plan was $36.4 million, of which $0.1 million and $9.7 million were recorded during the first half of fiscal 2010 and 2009, respectively. No significant expenses were recorded in the second quarter of fiscal 2010 or fiscal 2009. Expenses associated with this restructuring plan, included, but are not limited to, inventory write-downs, severance and related costs, and plan implementation costs (e.g., consulting and employee relocation, etc.). Approximately $0.5 million, $2.7 million, and $8.1 million of liabilities related to this plan remained outstanding at November 29, 2009, May 31, 2009, and November 23, 2008, respectively. Included in the above costs are $26.5 million of charges which have resulted in cash outflows and $9.9 million of non-cash charges.
2006-2008 Plan
As part of the 2006-2008 restructuring plan, we began construction of a new production facility in fiscal 2008. We are currently evaluating the best use of this facility, the construction of which is partially complete. We believe, based on our current assessment of likely scenarios, the carrying value of this facility ($39.3 million at November 29, 2009) is recoverable. In the event we determine that the future use of the new facility will not result in recovery of the recorded value of the asset, an impairment charge would be required.
13.      INCOME TAXES
Income tax expense from continuing operations for the second quarter of fiscal 2010 and 2009 was $117.4 million and $84.6 million, respectively. Income tax expense from continuing operations for the first half of fiscal 2010 and 2009 was $208.4 million and $150.6 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) from continuing operations was approximately 33% and 34% for the second quarter and first half of fiscal 2010, respectively, and 33% and 35% for the second quarter and first half of fiscal 2009, respectively. The effective tax rates for the second quarter and first half of fiscal 2010 reflected a benefit of approximately 2% and 1%, respectively, from certain income tax credits and deductions identified in the current period related to prior periods.
The amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $80.4 million as of November 29, 2009, $74.6 million as of May 31, 2009, and $73.8 million as of November 23, 2008. The net amount of unrecognized tax benefits at November 29, 2009, May 31, 2009, and November 23, 2008 that, if recognized, would impact the Company’s effective tax rate was $51.6 million, $51.0 million, and $50.0 million, respectively. Recognition of these tax benefits would have a favorable impact on the Company’s effective tax rate. The gross unrecognized tax benefits exclude related liabilities for gross interest and penalties of $16.7 million, $14.5 million, and $13.7 million as of November 29, 2009, May 31, 2009, and November 23, 2008, respectively.
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
The environmental proceedings include litigation and administrative proceedings involving Beatrice’s status as a potentially responsible party at 35 Superfund, proposed Superfund, or state-equivalent sites; these sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. Beatrice has paid or is in the process of paying its liability share at 32 of these sites. Reserves for these matters have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required cleanup, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The reserves for Beatrice environmental matters totaled $86.4 million as of November 29, 2009, a majority of which relates to the Superfund and state-equivalent sites referenced above. We expect expenditures for Beatrice environmental matters to continue for up to 20 years.
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
We guarantee certain leases and other commercial obligations resulting from the 2002 divestiture of our fresh beef and pork operations. The remaining terms of these arrangements do not exceed six years and the maximum amount of future payments we have guaranteed was approximately $17.2 million as of November 29, 2009.
We have also guaranteed the performance of the divested fresh beef and pork business with respect to a hog purchase contract. The hog purchase contract requires the divested business to purchase a minimum of approximately 1.2 million hogs annually through 2014. The contract stipulates minimum price commitments, based in part on market prices, and, in certain circumstances, also includes price adjustments based on certain inputs. We have not established a liability for any of the fresh beef and pork divestiture-related guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.
We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At November 29, 2009, the amount of supplier loans we have effectively guaranteed was approximately $16.0 million. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.
We are a party to a supply agreement with an onion processing company. We have guaranteed repayment of a loan of this supplier, under certain conditions. At November 29, 2009, the amount of this loan was $25.0 million. In the event of default on this loan by the supplier, we have the contractual right to purchase the loan from the lender, thereby giving us the rights to the underlying collateral. We have not established a liability in connection with this guarantee, as we believe the likelihood of financial exposure to us under this agreement is remote.
We are a party to a number of lawsuits and claims arising out of the operation of our business, including lawsuits and claims related to the February 2007 recall of our peanut butter products and litigation we initiated against an insurance carrier to recover our settlement expenditures and defense costs. We recognized a charge of $25.3 million during the second half of fiscal 2009 in connection with the disputed coverage with this insurance carrier. During the second quarter of fiscal 2010, a Delaware state court rendered a decision on certain matters in our claim for the disputed coverage favorable to the insurance carrier. We intend to appeal this decision and continue to pursue this matter vigorously.
In June 2009, an accidental explosion occurred at our manufacturing facility in Garner, North Carolina. See Note 6 for information related to this matter.
An investigation by the Division of Enforcement of the U.S. Commodity Futures Trading Commission (“CFTC”) of certain commodity futures transactions of a former Company subsidiary has led to an investigation by the CFTC of the Company itself. The investigation may result in litigation by the CFTC against the Company. The former subsidiary was sold on June 23, 2008, as part of the divestiture of our trading and merchandising operations. The CFTC’s Division of Enforcement has advised the Company that it questions whether certain trading activities of the former subsidiary violated the Commodity Exchange Act and that the CFTC has been evaluating whether we should be implicated in the matter based on the existence of the parent-subsidiary relationship between the two entities at the time of the trades. Based on information we have learned to date, the Company believes that both it and the former subsidiary have meritorious defenses. There have been discussions with the CFTC concerning resolution of this matter. We also believe the sale contract with the purchaser of the business provides us indemnification rights. Accordingly, we do not believe any decision by the CFTC to pursue this matter will have a material adverse effect on the Company. If litigation ensues, the Company intends to defend itself vigorously.
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
Components of pension benefit and other postretirement benefit costs included:

	Pension Benefits
	Thirteen weeks ended		Twenty-six weeks ended
	November 29,	November 23,	November 29,	November 23,
	2009	2008	2009	2008

Service cost	$12.5	$12.7	$25.0	$25.6
Interest cost	37.0	35.3	74.0	70.6
Expected return on plan assets	(40.3)	(39.6)	(80.6)	(79.2)
Amortization of prior service cost	0.8	0.8	1.6	1.6
Settlement cost	1.9	—	1.9	—
Recognized net actuarial loss	1.0	0.5	1.9	1.0

Benefit cost - Company plans	12.9	9.7	23.8	19.6
Pension benefit cost - multi-employer plans	3.1	2.5	5.6	4.8

Total benefit cost	$16.0	$12.2	$29.4	$24.4

	Postretirement Benefits
	Thirteen weeks ended		Twenty-six weeks ended
	November 29,	November 23,	November 29,	November 23,
	2009	2008	2009	2008

Service cost	$0.1	$0.2	$0.2	$0.4
Interest cost	4.5	5.8	9.0	11.5
Expected return on plan assets	(0.1)	(0.1)	(0.2)	(0.1)
Amortization of prior service cost	(2.3)	(2.8)	(4.7)	(5.6)
Recognized net actuarial loss	—	2.4	—	4.9

Total cost - Company plans	$2.2	$5.5	$4.3	$11.1

During the second quarter and first half of fiscal 2010, we contributed $14.4 million and $17.1 million, respectively, to our pension plans and contributed $6.4 million and $15.2 million, respectively, to our other postretirement plans. Based upon the current funded status of the plans and the current interest rate environment, we anticipate making further contributions of approximately $9.0 million to our pension plans for the remainder of fiscal 2010. We anticipate making further contributions of $18.0 million to our other postretirement plans during the remainder of fiscal 2010. These estimates are based on current tax laws, plan asset performance, and liability assumptions, which are subject to change.
16.      LONG-TERM DEBT
As of May 31, 2009 and November 23, 2008, $9.2 million and $300.0 million, respectively, of senior debt due August 2027 was included in current installments of long-term debt due to the existence of a put option that was exercisable by the holders of this senior debt from June 1, 2009 to July 1, 2009. As part of debt refinancing activities in the fourth quarter of fiscal 2009, we repaid $290.8 million of this senior debt. We reclassified the amount not put by the holders to senior long-term debt in the first quarter of fiscal 2010, when the put option expired.

We consolidate the financial statements of Lamb Weston BSW. During the second quarter of fiscal 2009, Lamb Weston BSW entered into a term loan agreement with a bank under which it borrowed $20.0 million of senior debt at an annual interest rate of 4.34% due September 2018. During the third quarter of fiscal 2009, Lamb Weston BSW restructured and repaid this debt and entered into a term loan agreement with a bank under which it borrowed $40.0 million of variable interest rate debt due in June 2018.
17.      ACCELERATED SHARE REPURCHASE PROGRAM
We completed an accelerated share repurchase program during fiscal 2009. We paid $900 million and received 38.4 million shares in the first quarter of fiscal 2009 when the program was initiated. We received an additional 5.6 million shares in the fourth quarter of fiscal 2009 under this program.
18.      FAIR VALUE MEASUREMENTS
FASB guidance on fair value measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements, was effective as of the beginning of our fiscal 2009 for our financial assets and liabilities, as well as for other assets and liabilities that are carried at fair value on a recurring basis in our consolidated financial statements. As of the beginning of fiscal 2010, we adopted additional new guidance relating to nonrecurring fair value measurement requirements for nonfinancial assets and liabilities. These include long-lived assets, goodwill, asset retirement obligations, and certain investments. These items are recognized at fair value when they are considered to be other than temporarily impaired. In the first half of fiscal 2010, there were no required fair value measurements for assets and liabilities measured at fair value on a nonrecurring basis.
FASB guidance establishes a three-level fair value hierarchy based upon the assumptions (inputs) used to price assets or liabilities. The three levels of inputs used to measure fair value are as follows:
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
The following table presents our financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of November 29, 2009:

	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets	$9.1	$41.6	$—	$50.7
Available for sale securities	1.8	—	—	1.8
Deferred compensation assets	6.8	—	—	6.8

Total assets	$17.7	$41.6	$—	$59.3

Liabilities:
Derivative liabilities	$—	$17.6	$—	$17.6
Deferred and share-based compensation liabilities	22.2	—	—	22.2

Total liabilities	$22.2	$17.6	$—	$39.8

The carrying amount of long-term debt (including current installments) was $3.5 billion as of November 29, 2009. Based on current market rates provided primarily by outside investment bankers, the fair value of this debt at November 29, 2009 was estimated at $3.9 billion.
19.      BUSINESS SEGMENTS AND RELATED INFORMATION
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
During the first quarter of fiscal 2010, we completed the transition of the direct management of the Consumer Foods reporting segment from the Chief Executive Officer to the Consumer Foods President position. In conjunction with this organizational change, beginning in the first quarter of fiscal 2010, we aligned our segment reporting to be consistent with the manner in which our operating results are presented to, and reviewed by, our Chief Executive Officer. All prior periods have been recast to reflect these changes.
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

	Thirteen weeks ended		Twenty-six weeks ended
	November 29,	November 23,	November 29,	November 23,
	2009	2008	2009	2008
Net sales
Consumer Foods	$2,078.1	$2,017.0	$3,938.2	$3,866.3
Commercial Foods	1,094.5	1,234.7	2,195.8	2,441.9

Total net sales	$3,172.6	$3,251.7	$6,134.0	$6,308.2

Operating profit
Consumer Foods	$330.0	$251.2	$579.9	$437.5
Commercial Foods	159.7	157.7	300.5	291.6

Total operating profit	$489.7	$408.9	$880.4	$729.1

Equity method investment earnings
Consumer Foods	$1.0	$0.8	$1.2	$2.1
Commercial Foods	4.9	1.1	13.6	0.7

Total equity method investment earnings	$5.9	$1.9	$14.8	$2.8

Operating profit plus equity method investment earnings
Consumer Foods	$331.0	$252.0	$581.1	$439.6
Commercial Foods	164.6	158.8	314.1	292.3

Total operating profit plus equity method investment earnings	$495.6	$410.8	$895.2	$731.9

General corporate expenses	$94.4	$111.4	$195.0	$208.8
Interest expense, net	40.6	42.7	82.1	92.8
Income tax expense	117.4	84.6	208.4	150.6

Income from continuing operations	$243.2	$172.1	$409.7	$279.7
Less: Income (loss) attributable to noncontrolling interests	(0.5)	0.4	(1.2)	0.4

Income from continuing operations attributable to ConAgra Foods, Inc.	$243.7	$171.7	$410.9	$279.3

Net sales by product type within each segment were:

	Thirteen weeks ended		Twenty-six weeks ended
	November 29,	November 23,	November 29,	November 23,
	2009	2008	2009	2008
Net sales
Consumer Foods:
Convenient Meals	$698.8	$649.9	$1,341.2	$1,266.7
Snacks	322.2	333.0	618.1	641.4
Meal Enhancers	282.6	245.9	527.8	476.6
Specialty Foods	774.5	788.2	1,451.1	1,481.6

Total Consumer Foods	$2,078.1	$2,017.0	$3,938.2	$3,866.3

Commercial Foods:
Specialty Potatoes	$567.2	$579.3	$1,131.2	$1,128.8
Milled Products	354.1	464.3	722.5	948.0
Seasonings, Blends, and Flavors	91.7	102.9	186.7	202.9
Other	81.5	88.2	155.4	162.2

Total Commercial Foods	$1,094.5	$1,234.7	$2,195.8	$2,441.9

Total Net Sales	$3,172.6	$3,251.7	$6,134.0	$6,308.2

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
Foreign currency derivatives used to manage foreign currency risk are not designated for hedge accounting treatment. We believe these derivatives provide economic hedges of the foreign currency risk of certain forecasted transactions. As such, these derivatives are recognized at fair market value with realized and unrealized gains and losses recognized in general corporate expenses. The gains and losses are subsequently recognized in the operating results of the reporting segments in the period in which the underlying transaction being economically hedged is included in earnings.
The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and currency risk of our foreign operations, under this methodology:

	Thirteen weeks ended		Twenty-six weeks ended
	November 29,	November 23,	November 29,	November 23,
	2009	2008	2009	2008

Net derivative gains (losses) incurred	$2.2	$(45.7)	$(14.9)	$(79.2)
Less: Net derivative gains (losses) allocated to reporting segments	(4.0)	1.9	(13.5)	1.4

Net derivative gains (losses) recognized in general corporate expenses	$6.2	$(47.6)	$(1.4)	$(80.6)

Net derivative gains (losses) allocated to Consumer Foods	$(3.0)	$0.4	$(8.8)	$(0.5)
Net derivative gains (losses) allocated to Commercial Foods	(1.0)	1.5	(4.7)	1.9

Net derivative gains (losses) included in segment operating profit	$(4.0)	$1.9	$(13.5)	$1.4

Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify losses of $5.1 million and $1.6 million to segment operating results in the second half of fiscal 2010 and fiscal 2011 and thereafter, respectively. Amounts allocated, or to be allocated, to segment operating results during fiscal 2010 and 2011 include $5.3 million of losses incurred during fiscal 2009.
We also use derivative instruments within our milling operations, which are part of the Commercial Foods segment. Derivative instruments used to economically hedge commodity inventories and forward purchase and sales contracts are marked-to-market such that realized and unrealized gains and losses are immediately included in operating results. The underlying inventory and forward contracts being hedged are also marked-to-market with changes in market value recognized immediately in operating results. For commodity derivative trading activities within our milling operations that are not intended to mitigate commodity input cost risk, the derivative instrument is marked-to-market each period with gains and losses included in net sales of the Commercial Foods segment. In the first half of fiscal 2010 and 2009, there were no material gains or losses from derivative trading activities.
Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 18% of consolidated net sales in both the second quarter and first half of fiscal 2010, and 17% and 16% of consolidated net sales in the second quarter and first half of fiscal 2009, respectively, primarily in the Consumer Foods segment.
Wal-Mart Stores, Inc. and its affiliates accounted for approximately 15% of consolidated net receivables as of November 29, 2009, May 31, 2009, and November 23, 2008, primarily in the Consumer Foods segment.

ConAgra Foods, Inc. and Subsidiaries
Part I - Financial Information
ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This report, including Management’s Discussion & Analysis, contains forward-looking statements. These statements are based on management’s current views and assumptions of future events and financial performance and are subject to uncertainty and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These factors include, among other things: availability and prices of raw materials; the impact of the accident at the Garner, North Carolina manufacturing facility, including the ultimate costs incurred and the amounts received under insurance policies; product pricing; future economic circumstances; industry conditions; our ability to execute our operating plans; the success of our innovation, marketing, and cost savings initiatives; competitive environment and related market conditions; operating efficiencies; the ultimate impact of recalls; access to capital; actions of governments and regulatory factors affecting our businesses; and other risks described in our reports filed with the Securities and Exchange Commission. We caution readers not to place undue reliance on any forward-looking statements included in this report which speak only as of the date of this report.
The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements, related notes, and Management’s Discussion & Analysis in our annual report on Form 10-K for the fiscal year ended May 31, 2009. Results for the thirteen and twenty-six week periods ended November 29, 2009 are not necessarily indicative of results that may be attained in the future.
Fiscal 2010 Second Quarter Executive Overview
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
Diluted earnings per share were $0.54 in the second quarter of fiscal 2010, including earnings of $0.55 per share from continuing operations and a loss of $0.01 per share from discontinued operations. Diluted earnings per share were $0.37 in the second quarter of fiscal 2009, including earnings of $0.38 per share from continuing operations and a loss of $0.01 per share from discontinued operations. Several significant items affect the comparability of year-over-year results of continuing operations (see “Items Impacting Comparability” below).
Items Impacting Comparability
Segment presentation of gains and losses from derivatives used for hedging of anticipated commodity input costs and hedging of foreign currency exchange rate risks is discussed in the segment review below.
Items of note impacting comparability for the second quarter and first half of fiscal 2010 included the following:
Reported within Continuing Operations
•	a benefit of $9 million of a lower-than-planned income tax rate.
Items of note impacting comparability for first half of fiscal 2009 included the following:
Reported within Continuing Operations
•	a gain of $19 million ($11 million after-tax) on the sale of the Pemmican® beef jerky business and
•	charges totaling $10 million ($9 million after-tax) for costs under our restructuring plans.
Reported within Discontinued Operations
•	a gain of $490 million ($294 million after-tax) on the sale of the trading and merchandising business.

Garner, North Carolina Accident
On June 9, 2009, an accidental explosion occurred at our manufacturing facility in Garner, North Carolina (the “Garner accident”). This facility was the primary production facility for our Slim Jim® branded meat snacks, and the packaging area of the plant is expected to be out of service for the foreseeable future. On June 13, 2009, the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives announced its determination that the explosion was the result of an accidental natural gas release, and not a deliberate act.
We maintain comprehensive property (including business interruption), workers’ compensation, and general liability insurance policies with very significant loss limits that we believe will provide substantial and broad coverage for the currently foreseeable losses arising from this accident.
The costs incurred and insurance recoveries recognized, to date, are reflected in our condensed consolidated financial statements, as follows:

	Thirteen weeks ended November 29, 2009			Twenty-six weeks ended November 29, 2009
	Consumer			Consumer
	Foods	Corporate	Total	Foods	Corporate	Total
Cost of goods sold:
Inventory write-downs and other costs	$4.4	$—	$4.4	$10.6	$—	$10.6

Selling, general and administrative expenses:
Fixed asset impairments, clean-up costs, etc.	$2.9	$0.8	$3.7	$32.8	$1.3	$34.1
Insurance recoveries recognized	(7.3)	—	(7.3)	(41.0)	—	(41.0)

Total selling, general and administrative expenses	$(4.4)	$0.8	$(3.6)	$(8.2)	$1.3	$(6.9)

Net loss	$—	$0.8	$0.8	$2.4	$1.3	$3.7

The amounts in the table, above, exclude lost profits due to the interruption of the business.
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
At November 29, 2009, we reflected approximately $15 million of expected insurance recoveries within accounts receivable in our condensed consolidated balance sheet. Through November 29, 2009, we had received payment advances from the insurers of approximately $39 million for our initial insurance claims for this matter. As of the date of this report, we have received payment advances in excess of $53 million from insurers. While we expect to receive substantial advance payments from insurance carriers in fiscal 2010, we anticipate final settlement of the claim will not occur until fiscal 2011. Based on management’s current assessment of production options, the expected level of insurance proceeds, and the estimated potential amount of losses and impact on the Slim Jim® brand, we do not believe that the accident will have a material adverse effect on our results of operations, financial condition, or liquidity.
Sweet Potato Investment
In August 2009, we announced plans to build a new, environmentally friendly potato processing plant near Delhi, Louisiana, designed primarily to process sweet potatoes from the region into french fries and related products. The new plant is scheduled to open in the fall of 2010.
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
During the first quarter of fiscal 2010, we completed the transition of the direct management of the Consumer Foods reporting segment from the Chief Executive Officer to the Consumer Foods President position. In conjunction with this organizational change, beginning with the first quarter of fiscal 2010, we have aligned our segment reporting to be consistent with the manner in which our operating results are presented to, and reviewed by, our Chief Executive Officer. All prior periods have been recast to reflect these changes.
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
Foreign currency derivatives used to manage foreign currency risk are not designated for hedge accounting treatment. We believe these derivatives provide economic hedges of the foreign currency risk of certain forecasted transactions. As such, these derivatives are recognized at fair market value with realized and unrealized gains and losses recognized in general corporate expenses. The gains and losses are subsequently recognized in the operating results of the reporting segments in the period in which the underlying transaction being economically hedged is included in earnings.
The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and currency risk of our foreign operations, under this methodology:

	Thirteen weeks ended		Twenty-six weeks ended
	November 29,	November 23,	November 29,	November 23,
	2009	2008	2009	2008
Net derivative gains (losses) incurred	$2.2	$(45.7)	$(14.9)	$(79.2)
Less: Net derivative gains (losses) allocated to reporting segments	(4.0)	1.9	(13.5)	1.4

Net derivative gains (losses) recognized in general corporate expenses	$6.2	$(47.6)	$(1.4)	$(80.6)

Net derivative gains (losses) allocated to Consumer Foods	$(3.0)	$0.4	$(8.8)	$(0.5)
Net derivative gains (losses) allocated to Commercial Foods	(1.0)	1.5	(4.7)	1.9

Net derivative gains (losses) included in segment operating profit	$(4.0)	$1.9	$(13.5)	$1.4

Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify losses of $5.1 million and $1.6 million to segment operating results in the second half of fiscal 2010 and fiscal 2011 and thereafter, respectively. Amounts allocated, or to be allocated, to segment operating results during fiscal 2010 and 2011 include $5.3 million of losses incurred during fiscal 2009.
Net Sales

($ in millions)	Net Sales
Reporting Segment	Thirteen weeks ended			Twenty-six weeks ended
	November 29,	November 23,	% Inc	November 29,	November 23,	% Inc
	2009	2008	(Dec)	2009	2008	(Dec)
Consumer Foods	$2,078	$2,017	3%	$3,938	3,866	2%
Commercial Foods	1,095	1,235	(11)%	2,196	2,442	(10)%

Total	$3,173	$3,252	(2)%	$6,134	$6,308	(3)%

Net sales for the second quarter of fiscal 2010 were $3.17 billion, a decrease of $79 million, or 2%, from the second quarter of fiscal 2009. Net sales for the first half of fiscal 2010 were $6.13 billion, a decrease of $174 million, or 3%, from the first half of fiscal 2009. The decrease in net sales for the second quarter and first half of fiscal 2010, as compared to the second quarter and first half of fiscal 2009, was largely due to lower sales in the flour milling business in our Commercial Foods segment. This was driven by the pass-through of lower wheat costs to customers.
Consumer Foods net sales for the second quarter of fiscal 2010 were $2.08 billion, an increase of $61 million, or 3%, compared to the second quarter of fiscal 2009. Results reflected increased volume of 2% and net pricing and mix improvement of 1%. Consumer Foods net sales for the first half of fiscal 2010 were $3.94 billion, an increase of $72 million, or 2%, compared to the first half of fiscal 2009, reflecting a 2% improvement in net pricing and mix and essentially flat volumes. Increased volumes in the second quarter of fiscal 2010, as compared to the second quarter of fiscal 2009, reflected successful innovation and marketing, particularly in the frozen meals category. Volumes were negatively impacted by approximately 1% in the second quarter and first half of fiscal 2010, due to the limited supply of certain Slim Jim® products as a result of the June 2009 Garner, North Carolina plant accident. Volumes were also negatively impacted by approximately 1% in the second quarter and first half of fiscal 2010, due to our elimination of certain low-margin SKUs and our decision to reduce our presence in certain low-margin channels and geographic markets. The effect of foreign currency exchange rates did not have a significant impact on net sales for the second quarter or first half of fiscal 2010.
Sales of Healthy Choice® and Banquet® frozen meals increased by 10% and 6%, respectively, in the second quarter of fiscal 2010, as compared to the second quarter of fiscal 2009, driven by the introduction of new products and related marketing programs. Sales of products associated with some of our other most significant brands, including Chef Boyardee®, Hebrew National®, Hunt’s®, Marie Callender’s®, Orville Redenbachers®, Peter Pan®, Reddi-wip®, Snack Pak®, and Swiss Miss®, grew in the second quarter of fiscal 2010. Sales of Slim Jim® meat snack products declined by 12% in the second quarter of fiscal 2010, as compared to the second quarter of fiscal 2009, largely due to the impact of the Garner accident. Other significant brands whose products experienced sales declines in the second quarter of fiscal 2010 include ACT II®, Blue Bonnet®, Egg Beaters®, Kid Cuisine®, PAM®, and Wesson®.
Commercial Foods net sales were $1.10 billion for the second quarter of fiscal 2010, a decrease of $140 million, or 11%, compared to the second quarter of fiscal 2009. Commercial Foods net sales were $2.20 billion for the first half of fiscal 2010, a decrease of $246 million, or 10%, compared to the first half of fiscal 2009. Results reflected the pass-through of lower wheat prices by the segment’s flour milling operations, resulting in a reduction of net sales of $110 million and $225 million in the second quarter and first half of fiscal 2010, as compared to the comparable periods of fiscal 2009. Results also reflected higher selling prices in our Lamb Weston® specialty potato products business, partially offset by reduced volume in the specialty potato and foods and flavors businesses, reflecting the difficult economic environment in the foodservice channel. Net sales from Lamb Weston BSW, a business acquired in the second quarter of fiscal 2009, were $17 million and $36 million in the second quarter and first half of fiscal 2010, respectively, and $15 million in the second quarter and first half of fiscal 2009.
Selling, General and Administrative Expenses (Includes general corporate expenses)
Selling, general and administrative expenses totaled $460 million for the second quarter of fiscal 2010, an increase of $71 million, or 18%, as compared to the second quarter of fiscal 2009. Selling, general and administrative expenses for the second quarter of fiscal 2010 included the following:
•	an increase in incentive compensation expense of $39 million,

•	an increase in advertising and promotion expenses of $24 million,

•	an increase in stock compensation expense of $7 million, and

•	a net benefit of $4 million, representing costs associated with the Garner accident, more than offset by insurance recoveries.
Selling, general and administrative expenses totaled $886 million for the first half of fiscal 2010, an increase of $129 million, or 17%, as compared to the first half of fiscal 2009. Selling, general and administrative expenses for the first half of fiscal 2010 included the following:
•	an increase in incentive compensation expense of $63 million,

•	an increase in advertising and promotion expenses of $29 million,

•	an increase in stock compensation expense of $7 million,

•	a net benefit of $7 million, representing costs associated with the Garner accident, more than offset by insurance recoveries, and

•	charges related to the peanut butter and pot pie recalls of $4 million.
Selling, general and administrative expenses in the first half of fiscal 2009 included:
•	a $19 million gain on the disposition of the Pemmican® business,

•	charges of approximately $10 million related to the execution of our restructuring plans,

•	a gain of $5 million on the sale of a facility in our Commercial Foods segment, and

•	charges related to the peanut butter and pot pie recalls of $4 million.
Operating Profit (Earnings before general corporate expenses, interest expense, net, income taxes, and equity method investment earnings)

($ in millions)	Operating Profit
Reporting Segment	Thirteen weeks ended			Twenty-six weeks ended
	November 29,	November 23,		November 29,	November 23,
	2009	2008	% Inc	2009	2008	% Inc
Consumer Foods	$330	$251	31%	$580	$438	32%
Commercial Foods	160	158	1%	301	291	3%
Consumer Foods operating profit for the second quarter of fiscal 2010 was $330 million, an increase of $79 million, or 31%, compared to the second quarter of fiscal 2009. Gross profits were $105 million higher for the second quarter of fiscal 2010 than for the second quarter of fiscal 2009, driven by the impact of higher net sales, discussed above, lower commodity input costs (particularly vegetable oils), and the benefit of supply chain cost savings initiatives. Consumer Foods selling, general and administrative expenses were higher in the second quarter of fiscal 2010 than in the second quarter of fiscal 2009 due, in part, to an $18 million increase in incentive compensation expenses and a $24 million increase in advertising and promotion expenses. The weakening of the U.S. dollar relative to foreign currencies resulted in an increase of operating profit of $3 million in the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009.
Consumer Foods operating profit for the first half of fiscal 2010 was $580 million, an increase of $142 million, or 32%, compared to the first half of fiscal 2009. Gross profits were $187 million higher for the first half of fiscal 2010 than for the first half of fiscal 2009 driven by the impact of higher net sales, discussed above, lower commodity input costs (particularly vegetable oils), and the benefit of supply chain cost savings initiatives. Consumer Foods selling, general and administrative expenses were higher in the first half of fiscal 2010 than in the first half of fiscal 2009, reflecting a $23 million increase in incentive compensation expenses and a $27 million increase in advertising and promotion expenses. The Consumer Foods segment recognized a $19 million gain on the sale of the Pemmican® brand and incurred costs of $8 million in connection with our restructuring plans in the first half of fiscal 2009. The strengthening of the U.S. dollar relative to foreign currencies resulted in a reduction of operating profit of approximately $13 million in the first half of fiscal 2010, as compared to the first half of fiscal 2009.
The Garner accident in June 2009 resulted in charges totaling $8 million and $45 million for the impairment of property, plant and equipment, inventory write-offs, workers’ compensation, site clean-up, and other related costs in the second quarter and first half of fiscal 2010, respectively. The impact of these charges was partially offset by insurance recoveries of $7 million and $41 million in the second quarter and first half of fiscal 2010, respectively, for the involuntary conversion of assets. Gross profits from Slim Jim® branded products were $7 million and $13 million in the second quarter of fiscal 2010 and 2009, respectively, and $9 million and $26 million for the first half of fiscal 2010 and 2009, respectively, reflecting the impact of the disruption of production due to the accident.
For the second quarter of fiscal 2010, operating profit for the Commercial Foods segment was $160 million, an increase of $2 million, or 1%, from the second quarter of fiscal 2009. Gross profits in the Commercial Foods segment were $10 million higher for the second quarter of fiscal 2010 than for the second quarter of fiscal 2009. Operating profits at our specialty potato products business improved, reflecting the impacts of higher selling prices necessitated by increased input costs, as well as plant efficiencies and a refinement to the specialty potato product costing process. The refinement in our product costing process resulted in an $11 million increase in operating profit in the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009 and will result in an approximately equal and offsetting impact in the second half of fiscal 2010, primarily in the fourth quarter. This was partially offset by the negative impact on sales and volume of difficult food service industry conditions. Flour milling profitability increased due to mill efficiencies and favorable wheat market conditions. Profits for the rest of the segment were below year-ago amounts, reflecting continued difficult market conditions for vegetables, seasonings, and flavorings in the foodservice channel.
For the first half of fiscal 2010, operating profit for the Commercial Foods segment was $301 million, an increase of $10 million, or 3%, largely driven by improved margins in the flour milling business. Improved gross profits in the flour milling and specialty potato products businesses were partially offset by reduced gross profits in the specialty vegetables and flavorings business. Commercial Foods operating profit in the first half of fiscal 2009 included a gain of $5 million from the sale of a production facility.
Interest Expense, Net
Net interest expense was $41 million and $43 million for the second quarter of fiscal 2010 and 2009, respectively. Net interest expense was $82 million and $93 million for the first half of fiscal 2010 and 2009, respectively. The decrease of interest expense for the first half of fiscal 2010, as compared to the first half of fiscal 2009, reflected $40 million and $33 million of interest income in the first half of fiscal 2010 and 2009, respectively, principally from the payment-in-kind notes received in connection with the disposition of the trading and merchandising business on June 23, 2008.
Income Taxes
In the second quarter of fiscal 2010 and 2009, our income tax expense was $117 million and $85 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately 33% for the second quarters of fiscal 2010 and 2009. In the first half of fiscal 2010 and 2009, our income tax expense was $208 million and $151 million, respectively. The effective tax rate was approximately 34% and 35% for the first half of fiscal 2010 and 2009, respectively. The lower effective tax rates for the second quarter and first half of fiscal 2010 reflected the benefit of certain income tax credits and deductions identified in the current period that related to prior periods. Income tax expense for the second quarter and first half of fiscal 2009 reflected the benefit of changes in tax laws, the impacts of divestitures of international subsidiaries, and changes in estimates.

Equity Method Investment Earnings
Equity method investment earnings were $6 million and $15 million for the second quarter and first half of fiscal 2010, respectively, while equity method investment earnings were $2 million and $3 million for the second quarter and first half of fiscal 2009, respectively. Increased equity method investment earnings were the result of more profitable operations of potato processing ventures.
Discontinued Operations
Our discontinued operations generated an after-tax loss of $4 million and $5 million in the second quarter and first half of fiscal 2010, respectively, and an after-tax loss of $4 million and after-tax earnings of $331 million in the second quarter and first half of fiscal 2009, respectively. Losses in the second quarter and first half of fiscal 2010 reflected charges related to certain legal and environmental matters of divested businesses.
In June 2008, we completed the sale of the trading and merchandising operations and recognized an after-tax gain on the disposition of approximately $299 million in the first quarter of fiscal 2009. The trading and merchandising operations generated after-tax earnings of $36 million during the first quarter of fiscal 2009, prior to the divestiture.
Earnings Per Share
Our diluted earnings per share in the second quarter and first half of fiscal 2010 were $0.54 (including earnings of $0.55 per diluted share from continuing operations and a loss of $0.01 per diluted share from discontinued operations) and $0.91 (including earnings of $0.92 per diluted share from continuing operations and a loss of $0.01 per diluted share from discontinued operations), respectively. Our diluted earnings per share in the second quarter and first half of fiscal 2009 were $0.37 (including earnings of $0.38 per diluted share from continuing operations and a loss of $0.01 per diluted share from discontinued operations) and $1.32 (including earnings of $0.61 per diluted share from continuing operations and $0.71 per diluted share from discontinued operations), respectively. See “Items Impacting Comparability” above as several other significant items affected the comparability of year-over-year results of operations.
Liquidity and Capital Resources
Sources of Liquidity and Capital
Our primary financing objective is to maintain a prudent capital structure that provides us flexibility to pursue our growth objectives. If necessary, we use short-term debt principally to finance ongoing operations, including our seasonal requirements for working capital (accounts receivable, prepaid expenses and other current assets, and inventories, less accounts payable, accrued payroll, and other accrued liabilities) and a combination of equity and long-term debt to finance both our base working capital needs and our noncurrent assets.
Commercial paper borrowings (usually less than 30 days maturity), when applicable, are reflected in our consolidated balance sheets within notes payable. At November 29, 2009, we had a $1.5 billion multi-year revolving credit facility with a syndicate of financial institutions that matures in December 2011. The multi-year facility has historically been used solely as a back-up facility for our commercial paper program. As of November 29, 2009, there were no outstanding borrowings under the credit facility. Borrowings under the multi-year facility bear interest at or below prime rate and may be prepaid without penalty. The multi-year revolving credit facility requires us to repay borrowings if our consolidated funded debt exceeds 65% of the consolidated capital base, or if fixed charges coverage, each as defined in the credit agreement, is less than 1.75 to 1.0. As of November 29, 2009, we were in compliance with the credit agreement’s financial covenants.
As of November 29, 2009, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the revolving credit facility, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult.
We have repurchased our shares of common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board of Directors. We completed an accelerated share repurchase program during fiscal 2009. We paid $900 million and received 38.4 million shares in the first quarter of fiscal 2009 when the program was initiated. We received an additional 5.6 million shares in the fourth quarter of fiscal 2009 under this program. At November 29, 2009, our current share repurchase authorization was essentially exhausted.
During the first quarter of fiscal 2009, we sold our trading and merchandising operations for proceeds of: 1) approximately $2.2 billion in cash, net of transaction costs, 2) $550 million (original principal amount) of payment-in-kind debt securities issued by the purchaser which was recorded at an initial estimated fair value of $479 million (the “Notes”), 3) a short-term receivable of $37 million due from the purchaser (which was subsequently collected in December 2008), and 4) a four-year warrant to acquire approximately 5% of the issued common equity of the parent company of the divested operations, which has been recorded at an estimated fair value of $1.8 million. The Notes, which are classified as other assets, had a carrying value of $562 million at November 29, 2009.
On September 25, 2009, our Board of Directors approved an increase in our quarterly dividend to $0.20 per share from the previous level of $0.19 per share.
Cash Flows
During the first half of fiscal 2010, we generated $247 million of cash, which included $657 million generated from operating activities, $226 million used in investing activities, and $189 million used in financing activities.
Cash generated from operating activities of continuing operations totaled approximately $654 million in the first half of fiscal 2010, as compared to $114 million generated in the first half of fiscal 2009, reflecting increased income from continuing operations in the first half of fiscal 2010 and successful execution of our working capital management initiatives. Improvement in our accounts receivable and inventory balances reflect the impact of our working capital initiatives as well as lower commodity costs in our flour milling business. The year-over-year improvement in operating cash flows also reflects lower incentive payments made in fiscal 2010, earned in fiscal 2009, than those made in fiscal 2009. Cash generated from operating activities of discontinued operations was approximately $4 million in the first half of fiscal 2010, as compared to cash used in operating activities of $730 million in the first half of fiscal 2009, as we used a significant amount of cash to fund working capital needs in the trading and merchandising business immediately prior to its divestiture.
Cash used in investing activities from continuing operations totaled $232 million in the first half of fiscal 2010, versus cash used in investing activities of $252 million in the first half of fiscal 2009. Investing activities of continuing operations in the first half of fiscal 2010 consisted primarily of capital expenditures of $242 million, including capital expenditures of $27 million of investments in productive assets related to the recovery of the Slim Jim® operations. Insurance proceeds of $11 million relating to the Garner accident are included in investing activities of the first half of fiscal 2010. Investing activities of continuing operations in the first half of fiscal 2009 consisted of capital expenditures of $221 million and investments of $76 million for the purchase of businesses and intangible assets, partially offset by $30 million from the sale of a business. We generated $2.25 billion of cash from investing activities of discontinued operations in the first half of fiscal 2009 from the disposition of the trading and merchandising business.
Cash used in financing activities totaled $189 million and $1.4 billion in the first half of fiscal 2010 and 2009, respectively. During the first half of fiscal 2010 and 2009, we paid dividends of $169 million and $178 million, respectively. In the first half of fiscal 2009, we repurchased $900 million of our common stock as part of our share repurchase program. During the first half of fiscal 2009, we decreased our debt by approximately $343 million, reflecting repayment of commercial paper balances and long-term debt, largely with proceeds from the disposition of the trading and merchandising business.
We estimate our capital expenditures in fiscal 2010 will be approximately $600 million. This amount reflects an estimated $90 million of capital expenditures for the construction of a sweet potato processing facility in Delhi, Louisiana, as well as approximately $35 million of expected capital expenditures related to the recovery of the Slim Jim® operations.
With respect to the sweet potato facility, we have secured approximately $34 million of cash incentives in working with Louisiana authorities and continue to work towards securing additional benefits relating to federal tax incentives for this project. We also expect significant insurance recoveries related to the Garner accident and have received in excess of $53 million from insurance carriers as of the date of issuance of this report.
Management believes our sources of cash, including existing cash balances, cash flows from operations (including insurance recoveries), existing credit facilities, and access to capital markets will provide sufficient liquidity to meet our working capital needs, planned capital expenditures, payment of anticipated quarterly dividends, and payment of current maturities of long-term debt.
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
Due to the consolidation of these variable interest entities, we reflected in our balance sheets:

	November 29,	May 31,	November 23,
	2009	2009	2008
Cash and cash equivalents	$0.8	$1.2	$2.0
Receivables, net	10.5	12.6	21.4
Inventories	1.5	3.1	1.6
Prepaid expenses and other current assets	0.1	0.1	—
Property, plant and equipment, net	98.4	100.5	114.5
Goodwill	18.6	18.6	18.0
Brands, trademarks and other intangibles, net	10.2	10.6	0.1

Total assets	$140.1	$146.7	$157.6

Notes payable	$—	$—	$6.8
Current installments of long-term debt	6.4	6.1	4.8
Accounts payable	3.0	4.3	3.2
Accrued payroll	0.2	0.2	0.3
Other accrued liabilities	0.8	0.7	6.1
Senior long-term debt, excluding current installments	80.1	83.3	67.5
Other noncurrent liabilities (noncontrolling interest)	26.1	27.3	36.1

Total liabilities	$116.6	$121.9	$124.8

The liabilities recognized as a result of consolidating these entities do not represent additional claims on our general assets. The creditors of these entities have claims only on the assets of the specific variable interest entities to which they have advanced credit.
Obligations and Commitments
As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as lease agreements, debt agreements, and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as “take-or-pay” contracts). The unconditional purchase obligation arrangements are entered into in our normal course of business in order to ensure adequate levels of sourced product are available. Of these items, debt and capital lease obligations, which totaled $3.6 billion as of November 29, 2009, were recognized as liabilities in our consolidated balance sheet. Operating lease obligations and unconditional purchase obligations, which totaled $887 million as of November 29, 2009, in accordance with generally accepted accounting principles, were not recognized as liabilities in our consolidated balance sheet.
A summary of our contractual obligations as of November 29, 2009 was as follows (including obligations of discontinued operations):

	Payments Due by Period
	(in millions)
		Less than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Years
Long-term debt	$3,533.7	$255.4	$395.9	$585.2	$2,297.2
Capital lease obligations	63.7	5.1	7.7	5.7	45.2
Operating lease obligations	337.7	61.6	105.0	67.0	104.1
Purchase obligations	548.9	493.4	40.9	5.5	9.1

Total	$4,484.0	$815.5	$549.5	$663.4	$2,455.6

We are also contractually obligated to pay interest on our long-term debt and capital lease obligations. The weighted average interest rate of the long-term debt obligations outstanding as of November 29, 2009 was approximately 7.0%.

We consolidate the assets and liabilities of certain entities that have been determined to be variable interest entities and for which we have been determined to be the primary beneficiary of these entities. The amounts reflected in contractual obligations of long-term debt, in the table above, include $86 million of liabilities of these variable interest entities to the creditors of such entities. The long-term debt recognized as a result of consolidating these entities does not represent additional claims on our general assets. The creditors of these entities have claims only on the assets of the specific variable interest entities.
The purchase obligations noted in the table above do not reflect approximately $584 million of open purchase orders, some of which are not legally binding. These purchase orders are settleable in the ordinary course of business in less than one year.
As part of our ongoing operations, we also enter into arrangements that obligate us to make future cash payments only upon the occurrence of a future event (e.g., guarantees of debt or lease payments of a third party should the third party be unable to perform). In accordance with generally accepted accounting principles, the following commercial commitments are not recognized as liabilities in our consolidated balance sheet. A summary of our commitments, including commitments associated with equity method investments, as of November 29, 2009 was as follows:

	Amount of Commitment Expiration Per Period
	(in millions)
		Less than			After 5
Other Commercial Commitments	Total	1 Year	1-3 Years	3-5 Years	Years
Guarantees	$61.0	$20.9	$5.6	$5.4	$29.1
Other commitments	0.6	0.6	—	—	—

Total	$61.6	$21.5	$5.6	$5.4	$29.1

In certain limited situations, we will guarantee an obligation of an unconsolidated entity. We guarantee certain leases and other commercial obligations resulting from the 2002 divestiture of our fresh beef and pork operations. The remaining terms of these arrangements do not exceed six years and the maximum amount of future payments we have guaranteed was approximately $17 million as of November 29, 2009. We have also guaranteed the performance of the divested business with respect to a hog purchase contract. The hog purchase contract requires the fresh beef and pork business to purchase a minimum of approximately 1.2 million hogs annually through 2014. The contract stipulates minimum price commitments, based in part on market prices and, in certain circumstances, also includes price adjustments based on certain inputs.
We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At November 29, 2009, the amount of supplier loans effectively guaranteed by us was approximately $16 million, included in the table above. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.
We are a party to a supply agreement with an onion processing company. We have guaranteed repayment of a loan of this supplier, under certain conditions. At November 29, 2009, the amount of this loan was $25 million, included in the table above. In the event of default on this loan by the supplier, we have the contractual right to purchase the loan from the lender, thereby giving us the rights to underlying collateral. We have not established a liability in connection with this guarantee, as we believe the likelihood of financial exposure to us under this agreement is remote.
The obligations and commitments tables, above, do not include any reserves for income taxes, as we are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes. The liability for gross unrecognized tax benefits at November 29, 2009 was $80 million. The net amount of unrecognized tax benefits at November 29, 2009, that, if recognized, would impact our effective tax rate was $52 million. Recognition of this tax benefit would have a favorable impact on our effective tax rate.
Critical Accounting Estimates
A discussion of our critical accounting estimates can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our annual report on Form 10-K for the fiscal year ended May 31, 2009.
Recently Issued Accounting Pronouncements
In June 2009, the FASB issued guidance that requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The provisions of guidance are effective as of the beginning of our fiscal 2011. Earlier application is prohibited. We are currently evaluating the impact of adopting this guidance.
Related Party Transactions
From time to time, we have used the services of a firm whose chief executive officer serves on our Board of Directors. Payments to this firm for environmental and agricultural engineering services performed and structures acquired totaled $0.1 million and $0.3 million in the second quarter and first half of fiscal 2010, respectively, and $0.2 million for both the second quarter and first half of fiscal 2009, respectively.
ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The principal market risks affecting us are exposures to price fluctuations of commodity and energy inputs, interest rates, and foreign currencies.
Other than the changes noted below, there have been no material changes in our market risk during the twenty-six weeks ended November 29, 2009. For additional information, refer to the “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our annual report on Form 10-K for the fiscal year ended May 31, 2009.
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
Based on our net derivative positions at the end of the first and second quarters of fiscal 2010, the maximum potential loss of fair value resulting from a hypothetical change of 10% in market prices was as follows:
Processing Activities

($ in millions)
Grains/Foods	$9
Energy	6
Packaging and meats	1
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

Based on our net foreign currency derivative positions at the end of the first and second quarters of fiscal 2010, the maximum potential loss of fair value resulting from a hypothetical change of 10% in exchange rates was $15 million.
ITEM 4.      CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of November 29, 2009. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.
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

ConAgra Foods, Inc. and Subsidiaries
Part II - Financial Information
ITEM 1.      LEGAL PROCEEDINGS
We are a party to a number of lawsuits and claims arising out of the operation of our business, including lawsuits and claims related to the February 2007 recall of our peanut butter products and litigation we initiated against an insurance carrier to recover our settlement expenditures and defense costs. We recognized a charge of $25.3 million during the second half of fiscal 2009 in connection with the disputed coverage with this insurance carrier. During the second quarter of fiscal 2010, a Delaware state court rendered a decision on certain matters in our claim for the disputed coverage favorable to the insurance carrier. We intend to appeal this decision and continue to pursue this matter vigorously.
After taking into account liabilities recorded for these matters, we believe the ultimate resolution of such matters should not have a material adverse effect on our financial condition, results of operations, or liquidity.
ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the total number of shares of common stock purchased during the second quarter of fiscal 2010, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

			Total Number of Shares	Approximate Dollar
	Total Number	Average	Purchased as Part of	Value of Shares that
	of Shares	Price Paid	Publicly Announced	may yet be Purchased
Period	Purchased	per Share	Programs	under the Programs (1)
August 31 through September 27, 2009	—	—	—	$62,000
September 28 through October 25, 2009	—	—	—	$62,000
October 26 through November 29, 2009	—	—	—	$62,000

Total Fiscal 2010 Second Quarter Activity	—	—	—	$62,000

(1)	Pursuant to publicly announced share repurchase programs from December 2003, we have repurchased approximately 106.5 million shares at a cost of $2.5 billion through November 29, 2009. The current program has no expiration date.
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Disclosure pursuant to this item relating to the Company’s Annual Meeting of Stockholders held on September 25, 2009 was provided in Item 4 of Part II of the Company’s Form 10-Q for the quarter ended August 30, 2009, which item is incorporated herein by reference.

ITEM 6.      EXHIBITS
All exhibits as set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONAGRA FOODS, INC.
By:	/s/ JOHN F. GEHRING
John F. Gehring
Executive Vice President and Chief Financial Officer

By:	/s/ PATRICK D. LINEHAN
Patrick D. Linehan
Senior Vice President and Corporate Controller

Dated this 5th day of January, 2010.

EXHIBIT	DESCRIPTION	PAGE

10.1*	ConAgra Foods 2009 Stock Plan, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ current report on Form 8-K dated September 28, 2009

10.2*	ConAgra Foods Executive Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10.2 of ConAgra Foods’ current report on Form 8-K dated September 28, 2009

10.3*
Form of Restricted Stock Unit Agreement under the ConAgra Foods 2009 Stock Plan, incorporated herein by reference to Exhibit 10.3 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended August 30, 2009

10.4*
Form of Stock Option Agreement under the ConAgra Foods 2009 Stock Plan, incorporated herein by reference to Exhibit 10.4 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended August 30, 2009

10.5*
Form of Stock Option Agreement for Non-Employee Directors under the ConAgra Foods 2009 Stock Plan, incorporated herein by reference to Exhibit 10.5 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended August 30, 2009

10.6*
Form of Stock Option Agreement for certain named executive officers under the ConAgra Foods 2009 Stock Plan, incorporated herein by reference to Exhibit 10.6 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended August 30, 2009

10.7*	Summary of Non-employee Director Compensation Program	41

12	Statement regarding computation of ratio of earnings to fixed charges	42

31.1	Section 302 Certificate of Chief Executive Officer	43

31.2	Section 302 Certificate of Chief Financial Officer	44

32.1	Section 906 Certificates	45

101.1
The following materials from ConAgra Foods’ Quarterly Report on Form 10-Q for the quarter ended November 29, 2009, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text, and (vi) document and entity information.

*	Management contract or compensatory plan.