Form 10-Q
period 2010-02-28
CONAGRA FOODS INC /DE/
filed 2010-04-02
CIK 23217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐      No ☑
Number of shares outstanding of issuer’s common stock, as of March 28, 2010, was 445,558,468.

Table of Contents

Part I.	FINANCIAL INFORMATION	3

Item 1	Financial Statements	3

	Unaudited Condensed Consolidated Statements of Earnings for the Thirteen and Thirty-nine Weeks ended February 28, 2010 and February 22, 2009	3

	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Thirteen and Thirty-nine Weeks ended February 28, 2010 and February 22, 2009	4

	Unaudited Condensed Consolidated Balance Sheets as of February 28, 2010, May 31, 2009, and February 22, 2009	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the Thirty-nine Weeks ended February 28, 2010 and February 22, 2009	6

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4	Controls and Procedures	37

Part II.	OTHER INFORMATION	38

Item 1	Legal Proceedings	38

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 6	Exhibits	38

Signatures		39

Exhibit Index		40

Exhibit 10.1

Exhibit 10.2

Exhibit 10.3

Exhibit 10.4

Exhibit 10.5

Exhibit 12

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 101.1

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions except per share amounts)
(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	February 28,	February 22,	February 28,	February 22,
	2010	2009	2010	2009
Net sales	$3,096.8	$3,125.0	$9,230.8	$9,433.2
Costs and expenses:
Cost of goods sold	2,308.5	2,385.6	6,870.7	7,415.8
Selling, general and administrative expenses	421.9	424.7	1,308.3	1,182.4
Interest expense, net	39.9	42.0	122.0	134.8

Income from continuing operations before income taxes and equity method investment earnings	326.5	272.7	929.8	700.2
Income tax expense	104.8	92.0	313.2	242.6
Equity method investment earnings	2.9	11.1	17.7	13.9

Income from continuing operations	224.6	191.8	634.3	471.5
Income (loss) from discontinued operations, net of tax	4.1	1.4	(1.2)	332.6

Net income	$228.7	$193.2	$633.1	$804.1

Less: Net income (loss) attributable to noncontrolling interests	(0.9)	—	(2.1)	0.4

Net income attributable to ConAgra Foods, Inc.	$229.6	$193.2	$635.2	$803.7

Earnings per share - basic
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$0.51	$0.43	$1.43	$1.03
Income from discontinued operations attributable to ConAgra Foods, Inc. common stockholders	0.01	—	—	0.74

Net income attributable to ConAgra Foods, Inc. common stockholders	$0.52	$0.43	$1.43	$1.77

Earnings per share - diluted
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$0.50	$0.43	$1.42	$1.03
Income from discontinued operations attributable to ConAgra Foods, Inc. common stockholders	0.01	—	—	0.73

Net income attributable to ConAgra Foods, Inc. common stockholders	$0.51	$0.43	$1.42	$1.76

     See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	February 28,	February 22,	February 28,	February 22,
	2010	2009	2010	2009
Net income	$228.7	$193.2	$633.1	$804.1
Other comprehensive income (loss):
Net derivative adjustment, net of tax	—	—	0.1	—
Unrealized gains and losses on available-for-sale securities, net of tax:
Unrealized holding losses arising during the period	(0.1)	—	(0.1)	(0.9)
Reclassification adjustment for losses included in net income	—	—	—	0.3
Currency translation adjustment:
Unrealized translation gains (losses) arising during the period	(6.8)	(3.2)	8.3	(123.7)
Reclassification adjustment for net losses included in net income	—	—	—	2.0
Pension and postretirement healthcare liabilities, net of tax	(0.3)	0.3	(0.9)	(2.0)

Comprehensive income	221.5	190.3	640.5	679.8
Comprehensive income (loss) attributable to noncontrolling interests	(0.9)	—	(2.1)	0.4

Comprehensive income attributable to ConAgra Foods, Inc.	$222.4	$190.3	$642.6	$679.4

     See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions except share data)
(unaudited)

	February 28,	May 31,	February 22,
	2010	2009	2009
ASSETS
Current assets
Cash and cash equivalents	$785.6	$243.2	$88.2
Receivables, less allowance for doubtful accounts of $9.8, $13.9, and $14.2	877.3	781.4	889.0
Inventories	2,021.2	2,025.1	2,149.3
Prepaid expenses and other current assets	311.2	282.0	326.9
Current assets held for sale	—	4.9	5.0

Total current assets	3,995.3	3,336.6	3,458.4

Property, plant and equipment	5,555.2	5,301.5	5,172.7
Less accumulated depreciation	(2,821.2)	(2,661.1)	(2,608.5)

Property, plant and equipment, net	2,734.0	2,640.4	2,564.2

Goodwill	3,494.4	3,491.3	3,478.9
Brands, trademarks and other intangibles, net	828.7	835.3	834.4
Other assets	694.1	768.1	1,049.6
Noncurrent assets held for sale	—	1.6	10.7

	$11,746.5	$11,073.3	$11,396.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable	$0.6	$3.7	$185.8
Current installments of long-term debt	261.0	24.7	318.3
Accounts payable	883.9	823.8	807.8
Accrued payroll	236.8	166.9	148.7
Other accrued liabilities	614.4	555.6	693.2

Total current liabilities	1,996.7	1,574.7	2,153.8

Senior long-term debt, excluding current installments	3,029.3	3,265.4	2,876.5
Subordinated debt	195.9	195.9	195.9
Other noncurrent liabilities	1,361.3	1,316.4	1,281.7

Total liabilities	6,583.2	6,352.4	6,507.9

Commitments and contingencies (Note 14)
Common stockholders’ equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 567,907,172, 567,154,823, and 567,130,430	2,839.7	2,835.9	2,835.8
Additional paid-in capital	889.7	884.4	794.6
Retained earnings	4,415.3	4,042.5	3,953.0
Accumulated other comprehensive income (loss)	(96.3)	(103.7)	162.2
Less treasury stock, at cost, 123,350,206, 125,497,708, and 119,922,094 common shares	(2,885.1)	(2,938.2)	(2,857.3)

Total common stockholders’ equity	5,163.3	4,720.9	4,888.3

	$11,746.5	$11,073.3	$11,396.2

     See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Thirty-nine weeks ended
	February 28,	February 22,
	2010	2009
Cash flows from operating activities:
Net income	$633.1	$804.1
Income (loss) from discontinued operations	(1.2)	332.6

Income from continuing operations	634.3	471.5
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	249.5	236.7
Impairment charges related to Garner accident	19.6	—
Insurance recoveries recognized related to Garner accident	(45.0)	—
Advances from insurance carriers related to Garner accident	37.7	—
(Gain) loss on sale of property, plant and equipment	2.9	(2.3)
Gain on sale of businesses, intangibles and other assets	(14.3)	(19.7)
Distributions from affiliates greater (less) than current earnings	8.7	(0.1)
Share-based payments expense	42.0	33.3
Non-cash interest income on payment-in-kind notes	(60.9)	(18.8)
Other items	28.8	(17.4)
Change in operating assets and liabilities before effects of business acquisitions and dispositions:
Accounts receivable	(93.8)	(28.8)
Inventory	(5.7)	(213.8)
Prepaid expenses and other current assets	52.5	124.8
Accounts payable	72.4	36.5
Accrued payroll	69.9	(79.2)
Other accrued liabilities	105.0	(90.5)

Net cash flows from operating activities – continuing operations	1,103.6	432.2
Net cash flows from operating activities – discontinued operations	2.9	(808.5)

Net cash flows from operating activities	1,106.5	(376.3)

Cash flows from investing activities:
Additions to property, plant and equipment	(363.3)	(321.1)
Advances from insurance carriers related to Garner accident	17.3	—
Sale of property, plant and equipment	4.4	19.1
Sale of businesses, intangibles and other assets	21.7	29.7
Purchase of businesses and intangible assets	(3.0)	(80.3)
Notes receivable and other items	—	1.2

Net cash flows from investing activities – continuing operations	(322.9)	(351.4)
Net cash flows from investing activities – discontinued operations	6.4	2,258.6

Net cash flows from investing activities	$(316.5)	$1,907.2

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (continued)
(in millions)
(unaudited)

	Thirty-nine weeks ended
	February 28,	February 22,
	2010	2009
Cash flows from financing activities:
Net short-term borrowings	$—	$(396.8)
Issuance of long-term debt by variable interest entity, net of repayments	—	40.0
Repayment of long-term debt	(12.9)	(61.1)
Repurchase of ConAgra Foods common shares	—	(900.0)
Cash dividends paid	(257.9)	(263.2)
Exercise of stock options and issuance of other stock awards	18.7	6.1
Return of cash to minority interest holder	—	(20.0)
Other items	2.2	1.6

Net cash flows from financing activities – continuing operations	(249.9)	(1,593.4)
Net cash flows from financing activities – discontinued operations	—	—

Net cash flows from financing activities	(249.9)	(1,593.4)

Effect of exchange rate changes on cash and cash equivalents	2.3	(21.0)

Net change in cash and cash equivalents	542.4	(83.5)
Discontinued operations cash activity included above:
Add: Cash balance included in assets held for sale at beginning of period	—	30.8
Less: Cash balance included in assets held for sale at end of period	—	—
Cash and cash equivalents at beginning of period	243.2	140.9

Cash and cash equivalents at end of period	$785.6	$88.2

     See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 28, 2010 and February 22, 2009
(columnar dollars in millions except per share amounts)
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
The results of operations for any quarter or partial fiscal year period are not necessarily indicative of the results to be expected for other periods or the full fiscal year.
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
Comprehensive Income – Comprehensive income includes net income, currency translation adjustments, certain derivative-related activity, changes in the value of available-for-sale investments, and changes in prior service cost and net actuarial gains (losses) from pension and postretirement health care plans. We generally deem our foreign investments to be essentially permanent in nature and we do not provide for taxes on currency translation adjustments arising from converting the investment denominated in a foreign currency to U.S. dollars. When we determine that a foreign investment, as well as undistributed earnings, are no longer permanent in nature, estimated taxes are provided for the related deferred tax liability (asset), if any, resulting from currency translation adjustments. We reclassified $2.0 million of foreign currency translation net losses to net income due to the disposal and substantial liquidation of foreign subsidiaries in the first three quarters of fiscal 2009.

The following details the income tax expense (benefit) on components of other comprehensive income:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 28,	February 22,	February 28,	February 22,
	2010	2009	2010	2009
Net derivative adjustment	$—	$—	$0.1	$—
Unrealized losses on available-for-sale securities	(0.1)	—	(0.1)	(0.5)
Reclassification adjustment for losses on available-for-sale securities included in net income	—	—	—	0.2
Pension and postretirement healthcare liabilities	(0.2)	0.6	0.5	4.1

	$(0.3)	$0.6	$0.5	$3.8

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
We reflected the results of the divested trading and merchandising operations as discontinued operations for all periods presented.
Summary of Operational Results
The summary comparative financial results of the discontinued operations were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 28,	February 22,	February 28,	February 22,
	2010	2009	2010	2009
Net sales	$—	$9.6	$1.4	$235.9

Operating results from discontinued operations before income taxes	—	0.5	(9.6)	59.9
Gain from disposal of businesses	—	—	—	490.0

Income (loss) before income taxes	—	0.5	(9.6)	549.9
Income tax benefit (expense)	4.1	0.9	8.4	(217.3)

Income (loss) from discontinued operations, net of tax	$4.1	$1.4	$(1.2)	$332.6

The loss before income taxes in the first three quarters of fiscal 2010 reflected charges related to certain legal and environmental matters of the divested businesses. The income tax benefit in the third quarter and first three quarters of fiscal 2010 reflected revised estimates of income taxes related to the divested businesses.

The assets and liabilities classified as held for sale as of May 31, 2009 and February 22, 2009 were as follows:

	May 31,	February 22,
	2009	2009
Inventories	$4.9	$5.0

Current assets held for sale	$4.9	$5.0

Property, plant and equipment, net	$1.6	$7.5
Goodwill and other intangibles	—	3.2

Noncurrent assets held for sale	$1.6	$10.7

Other Divestitures
In February 2010, we completed the sale of our Luck’s® brand for proceeds of approximately $22.0 million, resulting in a pre-tax gain of approximately $14.3 million ($9.0 million, after-tax), reflected in selling, general and administrative expenses.
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
The Notes permit payment of interest in cash or additional notes. The Notes may be redeemed in whole or in part prior to maturity at the option of the issuer of the Notes. Redemption is at par plus accrued interest. The Notes contain certain covenants that govern the issuer’s ability to make restricted payments and enter into certain affiliate transactions. The Notes also provide for the making of mandatory offers to repurchase upon certain change of control events involving the purchaser of the divested trading and merchandising operations, their co-investors, or their affiliates. In the third quarter of fiscal 2009, we received a cash interest payment on the Notes of $30 million from the purchaser. All subsequent interest payments have been made in-kind. The Note due June 19, 2010, which is classified within prepaid expenses and other current assets, had a carrying value of $111 million at February 28, 2010. The Notes due June 19, 2011 and June 19, 2012, which are classified as other assets, had a total carrying value of $472 million at February 28, 2010.
Based on market interest rates of comparable instruments provided by third-party advisors, we estimated the fair market value of the Notes was $606 million at February 28, 2010.

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
Due to the consolidation of these variable interest entities, we reflected in our balance sheets:

	February 28,	May 31,	February 22,
	2010	2009	2009
Cash and cash equivalents	$1.1	$1.2	$—
Receivables, net	15.4	12.6	15.0
Inventories	1.5	3.1	1.9
Prepaid expenses and other current assets	0.1	0.1	3.0
Property, plant and equipment, net	97.3	100.5	99.4
Goodwill	18.8	18.6	19.9
Brands, trademarks and other intangibles, net	10.0	10.6	11.6

Total assets	$144.2	$146.7	$150.8

Notes payable	$—	$—	$2.6
Current installments of long-term debt	6.4	6.1	2.7
Accounts payable	9.9	4.3	5.0
Accrued payroll	0.6	0.2	0.1
Other accrued liabilities	0.8	0.7	0.8
Senior long-term debt, excluding current installments	78.3	83.3	84.8
Other noncurrent liabilities (noncontrolling interest)	25.2	27.3	27.1

Total liabilities	$121.2	$121.9	$123.1

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
We maintain comprehensive property (including business interruption), workers’ compensation, and general liability insurance policies with very significant loss limits that we believe will provide substantial and broad coverage for the anticipated losses arising from this accident.
The costs incurred and insurance recoveries recognized, to date, are reflected in our condensed consolidated financial statements, as follows:

	Thirteen weeks ended February 28, 2010			Thirty-nine weeks ended February 28, 2010
	Consumer			Consumer
	Foods	Corporate	Total	Foods	Corporate	Total
Cost of goods sold:
Inventory write-downs and other costs	$0.9	$—	$0.9	$11.5	$—	$11.5

Selling, general and administrative expenses:
Fixed asset impairments, clean-up costs, etc.	$2.3	$0.9	$3.2	$35.1	$2.2	$37.3
Insurance recoveries recognized	(4.0)	—	(4.0)	(45.0)	—	(45.0)

Total selling, general and administrative expenses	$(1.7)	$0.9	$(0.8)	$(9.9)	$2.2	$(7.7)

Net loss (gain)	$(0.8)	$0.9	$0.1	$1.6	$2.2	$3.8

The amounts in the table, above, exclude lost profits due to the interruption of the business.
We are currently unable to fully access the portion of the facility that was damaged in the explosion. As a result, we are unable to ascertain whether or not certain equipment located in the facility, with a book value of approximately $12 million, is impaired. We may be required to recognize further impairment charges for some, or all, of this amount when we are able to fully access the site and ascertain the status of the equipment. We expect to be able to ascertain the status of the equipment in the fourth quarter of fiscal 2010. We expect to be reimbursed by our insurers for the cost of replacing these assets in the event that they are determined to be impaired.
At February 28, 2010, we reflected approximately $2 million of expected insurance recoveries within accounts receivable in our condensed consolidated balance sheet. Through February 28, 2010, we had received payment advances from the insurers of approximately $55 million for our initial insurance claims for this matter. As of April 2, 2010, we have received payment advances in excess of $75 million from insurers. Based on management’s current assessment of production options, the expected level of insurance proceeds, and the estimated potential amount of losses and impact on the Slim Jim® brand, we do not believe that the accident will have a material adverse effect on our results of operations, financial condition, or liquidity.
On March 3, 2010, we announced a plan, authorized by our Board of Directors, related to the long-term production of our meat snack products. The plan provides for the closure of our meat snacks production facility in Garner, North Carolina, and the movement of production to our existing facility in Troy, Ohio. Since the accident, the Troy facility has been producing a portion of our meat snack products. Upon completion of the plan’s implementation, which is expected to take 15 to 18 months, the Troy facility will be our primary meat snack production facility. The plan is expected to result in the termination of approximately 500 employee positions in Garner and the creation of approximately 200 employee positions in Troy. In connection with the plan, we expect to incur pre-tax cash and non-cash charges for asset impairments, accelerated depreciation, severance, and site closure costs estimated to be in the range of $52 million to $72 million, including approximately $14 million to $18 million of cash charges, primarily in the fourth quarter of fiscal 2010 and throughout fiscal 2011. These amounts do not reflect the impact of insurance proceeds received to-date or expected to be received in connection with the Garner accident.

7.      GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
The change in the carrying amount of goodwill for the first three quarters of fiscal 2010 was as follows:

	Consumer	Commercial
	Foods	Foods	Total
Balance as of May 31, 2009	$3,354.3	$137.0	$3,491.3
Translation and other	3.1	—	3.1

Balance as of February 28, 2010	$3,357.4	$137.0	$3,494.4

Other identifiable intangible assets were as follows:

	February 28, 2010		May 31, 2009		February 22, 2009
	Gross		Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization
Non-amortizing intangible assets	$774.0	$—	$778.2	$—	$778.3	$—
Amortizing intangible assets	83.5	28.8	80.5	23.4	77.6	21.5

	$857.5	$28.8	$858.7	$23.4	$855.9	$21.5

Non-amortizing intangible assets are composed of brands and trademarks.
Amortizing intangible assets, carrying a weighted average life of approximately 13 years, are principally composed of licensing arrangements and customer relationships. Based on amortizing assets recognized in our balance sheet as of February 28, 2010, amortization expense is estimated to be approximately $6.1 million for each of the next five years.
8.      DERIVATIVE FINANCIAL INSTRUMENTS
Our operations are exposed to market risks from adverse changes in commodity prices affecting the cost of raw materials and energy, foreign currency exchange rates, and interest rates. In the normal course of business, these risks are managed through a variety of strategies, including the use of derivatives.
Commodity futures and options contracts are used from time to time to economically hedge commodity input prices on items such as natural gas, vegetable oils, proteins, dairy, grains, and electricity. Generally, we economically hedge a portion of our anticipated consumption of commodity inputs for periods of up to 36 months. We may enter into longer-term economic hedges on particular commodities if deemed appropriate. As of February 28, 2010, we had economically hedged certain portions of our anticipated consumption of commodity inputs using derivative instruments with expiration dates through July 2011.
In order to reduce exposures related to changes in foreign currency exchange rates, when deemed prudent, we enter into forward exchange or options contracts for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of February 28, 2010, we had economically hedged certain portions of our foreign currency risk in anticipated transactions using derivative instruments with expiration dates through December 2012.
From time to time, we may use derivative instruments, including interest rate swaps, to reduce exposures related to changes in interest rates. No interest rate derivatives were outstanding during the periods presented.
In prior periods, we have designated certain commodity-based derivatives, foreign currency derivatives, and interest rate derivatives as cash flow hedges qualifying for hedge accounting treatment.
Economic Hedges of Forecasted Cash Flows
Many of our derivatives do not qualify for, and we are not currently designating any commodity or foreign currency derivatives to achieve, hedge accounting treatment. We reflect realized and unrealized gains and losses from derivatives used to economically hedge anticipated commodity consumption and to mitigate foreign currency cash flow risk in earnings immediately within general corporate expense (within cost of goods sold). The gains and losses are reclassified to segment operating results in the period in which the underlying item being economically hedged is recognized in cost of goods sold.

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
All derivative instruments are recognized on the balance sheet at fair value. The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. In accordance with FASB guidance, we offset certain derivative asset and liability balances, as well as certain amounts representing rights to reclaim cash collateral and obligations to return cash collateral, where legal right of setoff exists. At February 28, 2010, amounts representing a right to reclaim cash collateral of $8.9 million were included in prepaid expenses and other current assets in our balance sheet.
Derivative assets and liabilities and amounts representing a right to reclaim cash collateral were reflected in our balance sheets as follows:

	February 28,	May 31,	February 22,
	2010	2009	2009
Prepaid expenses and other current assets	$45.4	$52.1	$111.5
Other accrued liabilities	11.9	30.8	15.3
The following table presents our derivative assets and liabilities, on a gross basis, prior to the offsetting of amounts where a legal right of setoff existed as of the respective dates:

		February 28,	May 31,	February 22,
	Balance Sheet Location	2010	2009	2009
Derivative Assets
Commodity contracts	Prepaid expenses and other current assets	$46.4	$78.1	$125.3
Foreign exchange contracts	Prepaid expenses and other current assets	—	—	—

Total derivatives not designated as hedging instruments under FASB guidance		$46.4	$78.1	$125.3

Derivative Liabilities
Commodity contracts	Other accrued liabilities	$21.2	$53.5	$50.3
Foreign exchange contracts	Other accrued liabilities	0.6	2.3	—
Other	Other accrued liabilities	—	0.7	0.7

Total derivatives not designated as hedging instruments under FASB guidance		$21.8	$56.5	$51.0

The location and amount of gains and losses from derivatives reported in our consolidated statements of earnings were as follows:

	Location in Condensed	Amount of Gain (Loss) Recognized on Derivatives
	Consolidated Statement	in Condensed Consolidated Statement of Earnings
	of Earnings of Gain	For the Thirteen	For the Thirty-nine
Derivatives Not Designated as Hedging	(Loss) Recognized	weeks ended	weeks ended
Instruments Under FASB Guidance	on Derivatives	February 28, 2010	February 28, 2010
Commodity contracts	Cost of goods sold	$21.6	$100.9
Foreign exchange contracts	Cost of goods sold	2.4	(4.4)

Total derivative gain		$24.0	$96.5

	Location in Condensed	Amount of Gain (Loss) Recognized on Derivatives
	Consolidated Statement	in Condensed Consolidated Statement of Earnings
	of Earnings of Gain	For the Thirteen	For the Thirty-nine
Derivatives Not Designated as Hedging	(Loss) Recognized	weeks ended	weeks ended
Instruments Under FASB Guidance	on Derivatives	February 22, 2009	February 22, 2009
Commodity contracts	Cost of goods sold	$16.9	$106.7
Foreign exchange contracts	Cost of goods sold	(0.1)	8.2

Total derivative gain		$16.8	$114.9

We enter into certain commodity, interest rate, and foreign exchange derivatives with a diversified group of counterparties. We continually monitor our positions and the credit ratings of the counterparties involved and limit the amount of credit exposure to any one party. These transactions may expose us to potential losses due to the risk of nonperformance by these counterparties. We have not incurred a material loss and do not expect to incur any such material losses. We also enter into futures and options transactions through various regulated exchanges.
At February 28, 2010, the maximum amount of loss due to the credit risk of the counterparties, had the counterparties failed to perform according to the terms of the contracts, was $39 million.
9.      SHARE-BASED PAYMENTS
For the thirteen and thirty-nine weeks ended February 28, 2010, we recognized total stock-based compensation expense (including stock options, restricted stock units, performance shares, and restricted cash) of $15.3 million and $42.0 million, respectively. For the thirteen and thirty-nine weeks ended February 22, 2009, we recognized total stock-based compensation expense of $10.5 million and $33.3 million, respectively. During the first three quarters of fiscal 2010, we granted 1.1 million restricted stock units at a weighted average grant date price of $19.22, 7.9 million stock options at a weighted average exercise price of $19.17, and 0.5 million performance shares at a weighted average grant date price of $19.22.
The performance shares are granted to selected executives and other key employees with vesting contingent upon meeting various Company-wide performance goals. The performance goals are based upon our earnings before interest and taxes and our return on average invested capital measured over a defined performance period. The awards actually earned will range from zero to three hundred percent of the targeted number of performance shares and will be paid in shares of common stock. Subject to limited exceptions set forth in the performance share plan, any shares earned will be distributed at the end of the performance period. The value of the performance shares granted in fiscal 2009 and 2010 is adjusted based upon the market price of our stock at the end of each reporting period and amortized as compensation expense over the vesting period.
The weighted average Black-Scholes assumptions for stock options granted during the first three quarters of fiscal 2010 were as follows:

Expected volatility (%)	22.94
Dividend yield (%)	3.77
Risk-free interest rate (%)	2.31
Expected life of stock option (years)	4.75
The weighted average value of stock options granted during the first three quarters of fiscal 2010 was $2.73 per option, based upon a Black-Scholes methodology.
10.      EARNINGS PER SHARE
Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock awards, and other dilutive securities.

The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 28,	February 22,	February 28,	February 22,
	2010	2009	2010	2009
Net income available to ConAgra Foods, Inc. common stockholders:
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$225.5	$191.8	$636.4	$471.1
Income (loss) from discontinued operations, net of tax, attributable to ConAgra Foods, Inc. common stockholders	4.1	1.4	(1.2)	332.6

Net income attributable to ConAgra Foods, Inc. common stockholders	$229.6	$193.2	$635.2	$803.7
Less: Increase in redemption value of noncontrolling interests in excess of earnings allocated	(0.8)	—	(1.4)	—

Net income available to ConAgra Foods, Inc. common stockholders	$228.8	$193.2	$633.8	$803.7

Weighted average shares outstanding:
Basic weighted average shares outstanding	444.0	447.1	443.5	455.1
Add: Dilutive effect of stock options, restricted stock awards, and other dilutive securities	4.3	2.6	2.9	2.5

Diluted weighted average shares outstanding	448.3	449.7	446.4	457.6

For the third quarter and first three quarters of fiscal 2010, there were 13.1 million and 29.5 million stock options outstanding, respectively, that were excluded from the computation of shares contingently issuable upon exercise of the stock options because exercise prices exceeded the average market value of our common stock during the period. For the third quarter and first three quarters of fiscal 2009, there were 32.9 million and 33.5 million stock options, respectively, excluded from the calculation.
11.      INVENTORIES
The major classes of inventories were as follows:

	February 28,	May 31,	February 22,
	2010	2009	2009
Raw materials and packaging	$577.0	$636.3	$730.6
Work in process	187.9	105.0	110.2
Finished goods	1,171.5	1,202.1	1,232.0
Supplies and other	84.8	81.7	76.5

	$2,021.2	$2,025.1	$2,149.3

12.      RESTRUCTURING
2008-2009 Plan
During fiscal 2008, our board of directors approved a plan (“2008-2009 plan”) recommended by executive management to improve the efficiency of our Consumer Foods operations and related functional organizations and to streamline our international operations to reduce manufacturing and selling, general, and administrative costs. The 2008-2009 plan, which was substantially completed by the end of fiscal 2009, included the reorganization of the Consumer Foods operations, the integration of the international headquarters functions into our domestic business, and exiting a number of international markets. The total cost of this plan was $36.4 million, of which $0.1 million and $9.3 million were recorded during the first three quarters of fiscal 2010 and 2009, respectively. No significant expenses were recorded in the third quarter of fiscal 2010 or fiscal 2009. Expenses associated with this restructuring plan included, but were not limited to, inventory write-downs, severance and related costs, and plan implementation costs (e.g., consulting and employee relocation, etc.). Approximately $0.1 million, $2.7 million, and $5.1 million of liabilities related to this plan remained outstanding at February 28, 2010, May 31, 2009, and February 22, 2009, respectively. Included in the above costs are $26.5 million of charges which have resulted in cash outflows and $9.9 million of non-cash charges.

2006-2008 Plan
As part of the 2006-2008 restructuring plan, we began construction of a new production facility in fiscal 2008. We are currently evaluating the best use of this facility, the construction of which is partially complete. We believe, based on our current assessment of likely scenarios, the carrying value of this facility ($39.3 million at February 28, 2010) is recoverable. In the event we determine that the future use of the new facility will not result in recovery of the recorded value of the asset, an impairment charge would be required.
13.      INCOME TAXES
Income tax expense from continuing operations for the third quarter of fiscal 2010 and 2009 was $104.8 million and $92.0 million, respectively. Income tax expense from continuing operations for the first three quarters of fiscal 2010 and 2009 was $313.2 million and $242.6 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) from continuing operations was approximately 32% and 33% for the third quarter and first three quarters of fiscal 2010, respectively, and 32% and 34% for the third quarter and first three quarters of fiscal 2009, respectively. The effective tax rate for the third quarter of fiscal 2010 reflected the benefit of favorable audit settlements and changes in estimates. The effective tax rate for the first three quarters of fiscal 2010 reflected a benefit of approximately 1% from certain income tax credits and deductions identified in the current period related to prior periods.
The amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $76.4 million as of February 28, 2010, $74.6 million as of May 31, 2009, and $68.9 million as of February 22, 2009. The net amount of unrecognized tax benefits at February 28, 2010, May 31, 2009, and February 22, 2009 that, if recognized, would impact the Company’s effective tax rate was $49.2 million, $51.0 million, and $45.9 million, respectively. Recognition of these tax benefits would have a favorable impact on the Company’s effective tax rate. The gross unrecognized tax benefits exclude related liabilities for gross interest and penalties of $16.5 million, $14.5 million, and $13.3 million as of February 28, 2010, May 31, 2009, and February 22, 2009, respectively.
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
The environmental proceedings include litigation and administrative proceedings involving Beatrice’s status as a potentially responsible party at 35 Superfund, proposed Superfund, or state-equivalent sites; these sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. Beatrice has paid or is in the process of paying its liability share at 32 of these sites. Reserves for these matters have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and our experience in remediating sites. The reserves for Beatrice environmental matters totaled $71.0 million as of February 28, 2010, a majority of which relates to the Superfund and state-equivalent sites referenced above. The reserve for Beatrice environmental matters reflects a reduction in pre-tax expense of approximately $15.0 million made in the third quarter of fiscal 2010 due to favorable regulatory developments at one of the sites. We expect expenditures for Beatrice environmental matters to continue for up to 20 years.
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
We guarantee certain leases and other commercial obligations resulting from the 2002 divestiture of our fresh beef and pork operations. The remaining terms of these arrangements do not exceed six years and the maximum amount of future payments we have guaranteed was approximately $17.0 million as of February 28, 2010. We have also guaranteed the performance of the divested fresh beef and pork business with respect to a hog purchase contract. The hog purchase contract requires the divested business to purchase a minimum of approximately 1.2 million hogs annually through 2014. The contract stipulates minimum price commitments, based in part on market prices, and, in certain circumstances, also includes price adjustments based on certain inputs. We have not established a liability for any of the fresh beef and pork divestiture-related guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.
We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At February 28, 2010, the amount of supplier loans we have effectively guaranteed was approximately $10.0 million. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.
We are a party to a supply agreement with an onion processing company. We have guaranteed repayment of a loan of this supplier, under certain conditions. At February 28, 2010, the amount of this loan was $25.0 million. In the event of default on this loan by the supplier, we have the contractual right to purchase the loan from the lender, thereby giving us the rights to the underlying collateral. We have not established a liability in connection with this guarantee, as we believe the likelihood of financial exposure to us under this agreement is remote.
We are a party to a number of lawsuits and claims arising out of the operation of our business, including lawsuits and claims related to the February 2007 recall of our peanut butter products and litigation we initiated against an insurance carrier to recover our settlement expenditures and defense costs. We recognized a charge of $25 million during the third quarter of fiscal 2009 in connection with the disputed coverage with this insurance carrier. During the second quarter of fiscal 2010, a Delaware state court rendered a decision on certain matters in our claim for the disputed coverage favorable to the insurance carrier. We intend to appeal this decision and continue to pursue this matter vigorously.
In June 2009, an accidental explosion occurred at our manufacturing facility in Garner, North Carolina. See Note 6 for information related to this matter.
An investigation by the Division of Enforcement of the U.S. Commodity Futures Trading Commission (“CFTC”) of certain commodity futures transactions of a former Company subsidiary has led to an investigation by the CFTC of the Company itself. The investigation may result in litigation by the CFTC against the Company. The former subsidiary was sold on June 23, 2008, as part of the divestiture of our trading and merchandising operations. The CFTC’s Division of Enforcement has advised the Company that it questions whether certain trading activities of the former subsidiary violated the Commodity Exchange Act and that the CFTC has been evaluating whether we should be implicated in the matter based on the existence of the parent-subsidiary relationship between the two entities at the time of the trades. Based on information the Company has learned to date, the Company believes that both it and the former subsidiary have meritorious defenses. There have been discussions with the CFTC concerning resolution of this matter. We also believe the sale contract with the purchaser of the business provides us indemnification rights. Accordingly, we do not believe any decision by the CFTC to pursue this matter will have a material adverse effect on the Company. If litigation ensues, the Company intends to defend itself vigorously.
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
Components of pension benefit and other postretirement benefit costs included:

	Pension Benefits
	Thirteen weeks ended		Thirty-nine weeks ended
	February 28,	February 22,	February 28,	February 22,
	2010	2009	2010	2009
Service cost	$12.5	$12.7	$37.5	$38.3
Interest cost	37.0	35.3	111.0	105.9
Expected return on plan assets	(40.3)	(39.7)	(120.9)	(118.9)
Amortization of prior service cost	0.8	0.7	2.4	2.3
Settlement cost	—	—	1.9	—
Recognized net actuarial loss	1.0	0.6	2.9	1.6

Benefit cost - Company plans	11.0	9.6	34.8	29.2
Pension benefit cost - multi-employer plans	2.0	1.7	7.6	6.5

Total benefit cost	$13.0	$11.3	$42.4	$35.7

	Postretirement Benefits
	Thirteen weeks ended		Thirty-nine weeks ended
	February 28,	February 22,	February 28,	February 22,
	2010	2009	2010	2009
Service cost	$0.1	$0.2	$0.3	$0.6
Interest cost	4.5	5.7	13.5	17.2
Expected return on plan assets	(0.1)	(0.1)	(0.3)	(0.2)
Amortization of prior service cost	(2.4)	(2.8)	(7.1)	(8.4)
Recognized net actuarial loss	—	2.5	—	7.4

Total cost - Company plans	$2.1	$5.5	$6.4	$16.6

During the third quarter and first three quarters of fiscal 2010, we contributed $2.6 million and $19.7 million, respectively, to our pension plans and contributed $7.8 million and $23.0 million, respectively, to our other postretirement plans. Based upon the current funded status of the plans and the current interest rate environment, we anticipate making further contributions of approximately $3.0 million to our pension plans for the remainder of fiscal 2010. We anticipate making further contributions of $10.0 million to our other postretirement plans during the remainder of fiscal 2010. These estimates are based on current tax laws, plan asset performance, and liability assumptions, which are subject to change.
16.      LONG-TERM DEBT
As of May 31, 2009 and February 22, 2009, $9.2 million and $300.0 million, respectively, of senior debt due August 2027 was included in current installments of long-term debt due to the existence of a put option that was exercisable by the holders of this senior debt from June 1, 2009 to July 1, 2009. As part of debt refinancing activities in the fourth quarter of fiscal 2009, we repaid $290.8 million of this senior debt. We reclassified the amount not put by the holders to senior long-term debt in the first quarter of fiscal 2010, when the put option expired.
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

17.      SHARE REPURCHASE PROGRAMS
During the third quarter of fiscal 2010, the Board of Directors approved a $500 million share repurchase program with no expiration date. We had not repurchased any shares under this program as of February 28, 2010.
We completed an accelerated share repurchase program during fiscal 2009. We paid $900 million and received 38.4 million shares in the first quarter of fiscal 2009 when the program was initiated, and an additional 5.6 million shares in the fourth quarter of fiscal 2009 under this program.
18.      FAIR VALUE MEASUREMENTS
FASB guidance on fair value measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements, was effective as of the beginning of our fiscal 2009 for our financial assets and liabilities, as well as for other assets and liabilities that are carried at fair value on a recurring basis in our consolidated financial statements. As of the beginning of fiscal 2010, we adopted additional new guidance relating to nonrecurring fair value measurement requirements for nonfinancial assets and liabilities. These include long-lived assets, goodwill, asset retirement obligations, and certain investments. These items are recognized at fair value when they are considered to be other than temporarily impaired. In the first three quarters of fiscal 2010, no material adjustments were made to assets and liabilities measured at fair value on a nonrecurring basis.
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
The following table presents our financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of February 28, 2010:

	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets	$6.4	$39.0	$—	$45.4
Available for sale securities	1.7	—	—	1.7
Deferred compensation assets	6.6	—	—	6.6

Total assets	$14.7	$39.0	$—	$53.7

Liabilities:
Derivative liabilities	$0.2	$11.7	$—	$11.9
Deferred and share-based compensation liabilities	22.1	—	—	22.1

Total liabilities	$22.3	$11.7	$—	$34.0

The carrying amount of long-term debt (including current installments) was $3.5 billion as of February 28, 2010. Based on current market rates provided primarily by outside investment bankers, the fair value of this debt at February 28, 2010 was estimated at $3.9 billion.

19.      BUSINESS SEGMENTS AND RELATED INFORMATION
We report our operations in two reporting segments: Consumer Foods and Commercial Foods. The Consumer Foods reporting segment includes branded, private label, and customized food products, which are sold in various retail and foodservice channels, principally in North America. The products include a variety of categories (meals, entrees, condiments, sides, snacks, and desserts) across frozen, refrigerated, and shelf-stable temperature classes. The Commercial Foods reporting segment includes commercially branded foods and ingredients, which are sold principally to foodservice, food manufacturing, and industrial customers. The Commercial Foods segment’s primary products include: specialty potato products, milled grain ingredients, a variety of vegetable products, seasonings, blends, and flavors which are sold under brands such as Lamb Weston®, ConAgra Mills®, Gilroy Foods & Flavors™, and Spicetec®.
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

	Thirteen weeks ended		Thirty-nine weeks ended
	February 28,	February 22,	February 28,	February 22,
	2010	2009	2010	2009
Net sales
Consumer Foods	$2,034.4	$1,990.8	$5,972.6	$5,857.1
Commercial Foods	1,062.4	1,134.2	3,258.2	3,576.1

Total net sales	$3,096.8	$3,125.0	$9,230.8	$9,433.2

Operating profit
Consumer Foods	$306.3	$244.6	$886.2	$682.1
Commercial Foods	148.9	141.1	449.4	432.7

Total operating profit	$455.2	$385.7	$1,335.6	$1,114.8

Equity method investment earnings
Consumer Foods	$1.0	$0.3	$2.2	$2.4
Commercial Foods	1.9	10.8	15.5	11.5

Total equity method investment earnings	$2.9	$11.1	$17.7	$13.9

Operating profit plus equity method investment earnings
Consumer Foods	$307.3	$244.9	$888.4	$684.5
Commercial Foods	150.8	151.9	464.9	444.2

Total operating profit plus equity method investment earnings	$458.1	$396.8	$1,353.3	$1,128.7

General corporate expenses	$88.8	$71.0	$283.8	$279.8
Interest expense, net	39.9	42.0	122.0	134.8
Income tax expense	104.8	92.0	313.2	242.6

Income from continuing operations	$224.6	$191.8	$634.3	$471.5
Less: Income (loss) attributable to noncontrolling interests	(0.9)	—	(2.1)	0.4

Income from continuing operations attributable to ConAgra Foods, Inc.	$225.5	$191.8	$636.4	$471.1

Net sales by product type within each segment were:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 28,	February 22,	February 28,	February 22,
	2010	2009	2010	2009
Net sales
Consumer Foods:
Convenient Meals	$716.0	$701.1	$2,057.8	$1,967.8
Snacks	326.0	314.1	944.1	955.6
Meal Enhancers	297.3	273.4	825.2	750.0
Specialty Foods	695.1	702.2	2,145.5	2,183.7

Total Consumer Foods	$2,034.4	$1,990.8	$5,972.6	$5,857.1

Commercial Foods:
Specialty Potatoes	$560.5	$554.2	$1,691.7	$1,683.0
Milled Products	342.9	416.2	1,065.4	1,364.2
Seasonings, Blends, and Flavors	85.3	89.9	272.0	292.8
Other	73.7	73.9	229.1	236.1

Total Commercial Foods	$1,062.4	$1,134.2	$3,258.2	$3,576.1

Total Net Sales	$3,096.8	$3,125.0	$9,230.8	$9,433.2

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
The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and currency risk of our foreign operations, under this methodology:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 28,	February 22,	February 28,	February 22,
	2010	2009	2010	2009
Net derivative losses incurred	$(3.9)	$(11.1)	$(18.8)	$(90.3)
Less: Net derivative losses allocated to reporting segments	(4.8)	(46.4)	(18.3)	(45.0)

Net derivative gains (losses) recognized in general corporate expenses	$0.9	$35.3	$(0.5)	$(45.3)

Net derivative losses allocated to Consumer Foods	$(4.1)	$(29.4)	$(12.9)	$(29.9)
Net derivative losses allocated to Commercial Foods	(0.7)	(17.0)	(5.4)	(15.1)

Net derivative losses included in segment operating profit	$(4.8)	$(46.4)	$(18.3)	$(45.0)

Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify losses of $1.5 million and $4.1 million to segment operating results in the remainder of fiscal 2010 and fiscal 2011 and thereafter, respectively. Amounts allocated, or to be allocated, to segment operating results during fiscal 2010 and 2011 include $5.3 million of losses incurred during fiscal 2009.
We also use derivative instruments within our milling operations, which are part of the Commercial Foods segment. Derivative instruments used to economically hedge commodity inventories and forward purchase and sales contracts are marked-to-market such that realized and unrealized gains and losses are immediately included in operating results. The underlying inventory and forward contracts being hedged are also marked-to-market with changes in market value recognized immediately in operating results. For commodity derivative trading activities within our milling operations that are not intended to mitigate commodity input cost risk, the derivative instrument is marked-to-market each period with gains and losses included in net sales of the Commercial Foods segment. In the first three quarters of fiscal 2010 and 2009, there were no material gains or losses from derivative trading activities.

Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 19% and 18% of consolidated net sales of continuing operations in the third quarter and first three quarters of fiscal 2010, respectively, and 17% of consolidated net sales of continuing operations in both the third quarter and first three quarters of fiscal 2009, primarily in the Consumer Foods segment.
Wal-Mart Stores, Inc. and its affiliates accounted for approximately 15% of consolidated net receivables as of February 28, 2010 and May 31, 2009, and 14% of consolidated net receivables as of February 22, 2009, primarily in the Consumer Foods segment.

ConAgra Foods, Inc. and Subsidiaries
Part I - Financial Information
ITEM 2      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This report, including Management’s Discussion & Analysis, contains forward-looking statements. These statements are based on management’s current views and assumptions of future events and financial performance and are subject to uncertainty and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These factors include, among other things: availability and prices of raw materials; the impact of the accident at the Garner, North Carolina manufacturing facility, including the ultimate costs incurred and the amounts received under insurance policies; product pricing; future economic circumstances; industry conditions; our ability to execute our operating plans; the success of our innovation, marketing, and cost savings initiatives; competitive environment and related market conditions; operating efficiencies; the ultimate impact of recalls; access to capital; actions of governments and regulatory factors affecting our businesses, including the Patient Protection and Affordable Care Act; the amount and timing of repurchases of our common stock, if any; and other risks described in our reports filed with the Securities and Exchange Commission. We caution readers not to place undue reliance on any forward-looking statements included in this report which speak only as of the date of this report.
The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements, related notes, and Management’s Discussion & Analysis in our annual report on Form 10-K for the fiscal year ended May 31, 2009. Results for the thirteen and thirty-nine week periods ended February 28, 2010 are not necessarily indicative of results that may be attained in the future.
Fiscal 2010 Third Quarter Executive Overview
ConAgra Foods, Inc. (NYSE: CAG) is one of North America’s leading food companies, with brands in 96% of America’s households. Consumers find Banquet®, Chef Boyardee®, Egg Beaters®, Healthy Choice®, Hebrew National®, Hunt’s ®, Marie Callender’s ®, Orville Redenbacher’s®, PAM ®, Peter Pan®, Reddi-wip®, and many other ConAgra Foods brands in grocery, convenience, mass merchandise, and club stores. We also have a strong business-to-business presence, supplying frozen potato and sweet potato products, as well as other vegetable, spice, and grain products to a variety of well-known restaurants, foodservice operators, and commercial customers.
Diluted earnings per share were $0.51 in the third quarter of fiscal 2010, including earnings of $0.50 per share from continuing operations and $0.01 per share from discontinued operations. Diluted earnings per share were $0.43 in the third quarter of fiscal 2009. Several significant items affect the comparability of year-over-year results of continuing operations (see “Items Impacting Comparability” below).
Items Impacting Comparability
Segment presentation of gains and losses from derivatives used for hedging of anticipated commodity input costs and hedging of foreign currency exchange rate risks is discussed in the segment review below.
Items of note impacting comparability for the third quarter of fiscal 2010 included the following:
Reported within Continuing Operations
•	a benefit of $15 million ($9 million after-tax) from a favorable adjustment relating to an environmental liability,

•	a gain of $14 million ($9 million after-tax) from the sale of the Luck’s® brand, and

•	a benefit of $11 million from a lower-than-planned income tax rate.

Items of note impacting comparability for the first three quarters of fiscal 2010 included the following:
Reported within Continuing Operations
•	a benefit of $15 million ($9 million after-tax) from a favorable adjustment relating to an environmental liability,

•	a gain of $14 million ($9 million after-tax) from the sale of the Luck’s® brand, and

•	a benefit of $19 million from a lower-than-planned income tax rate.
Items of note impacting comparability for the third quarter of fiscal 2009 included the following:
Reported within Continuing Operations
•	charges of $25 million ($15 million after-tax) due to a coverage dispute with an insurer in connection with litigation associated with the peanut butter recall in calendar year 2007 and

•	a benefit of $5 million due to changes in estimates of estimated income tax expense.
Items of note impacting comparability for the first three quarters of fiscal 2009 included the following:
Reported within Continuing Operations
•	charges of $25 million ($15 million after-tax) due to a coverage dispute with an insurer in connection with litigation associated with the peanut butter recall in calendar year 2007,

•	a gain of $19 million ($11 million after-tax) on the sale of the Pemmican® beef jerky business, and

•	charges totaling $10 million ($8 million after-tax) for costs under our restructuring plans.
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
We maintain comprehensive property (including business interruption), workers’ compensation, and general liability insurance policies with very significant loss limits that we believe will provide substantial and broad coverage for the anticipated losses arising from this accident.
The costs incurred and insurance recoveries recognized, to date, are reflected in our condensed consolidated financial statements, as follows:

	Thirteen weeks ended February 28, 2010			Thirty-nine weeks ended February 28, 2010
	Consumer			Consumer
(in millions)	Foods	Corporate	Total	Foods	Corporate	Total

Cost of goods sold:
Inventory write-downs and other costs	$0.9	$—	$0.9	$11.5	$—	$11.5

Selling, general and administrative expenses:
Fixed asset impairments, clean-up costs, etc.	$2.3	$0.9	$3.2	$35.1	$2.2	$37.3
Insurance recoveries recognized	(4.0)	—	(4.0)	(45.0)	—	(45.0)

Total selling, general and administrative expenses	$(1.7)	$0.9	$(0.8)	$(9.9)	$2.2	$(7.7)

Net loss (gain)	$(0.8)	$0.9	$0.1	$1.6	$2.2	$3.8

The amounts in the table, above, exclude lost profits due to the interruption of the business.
We are currently unable to fully access the portion of the facility that was damaged in the explosion. As a result, we are unable to ascertain whether or not certain equipment located in the facility, with a book value of approximately $12 million, is impaired. We may be required to recognize further impairment charges for some, or all, of this amount when we are able to fully access the site and ascertain the status of the equipment. We expect to be able to ascertain the status of the equipment in the fourth quarter of fiscal 2010. We expect to be reimbursed by our insurers for the cost of replacing these assets in the event that they are determined to be impaired.
At February 28, 2010, we reflected approximately $2 million of expected insurance recoveries within accounts receivable in our condensed consolidated balance sheet. Through February 28, 2010, we had received payment advances from the insurers of approximately $55 million for our initial insurance claims for this matter. As of April 2, 2010, we have received payment advances in excess of $75 million from insurers. While we expect to receive substantial advance payments from insurance carriers in fiscal 2010, we anticipate final settlement of the claim will not occur until fiscal 2011. Based on management’s current assessment of production options, the expected level of insurance proceeds, and the estimated potential amount of losses and impact on the Slim Jim® brand, we do not believe that the accident will have a material adverse effect on our results of operations, financial condition, or liquidity.
On March 3, 2010, we announced a plan, authorized by our Board of Directors, related to the long-term production of our meat snack products. The plan provides for the closure of our meat snacks production facility in Garner, North Carolina, and the movement of production to our existing facility in Troy, Ohio. Since the accident, the Troy facility has been producing a portion of our meat snack products. Upon completion of the plan’s implementation, which is expected to take 15 to 18 months, the Troy facility will be our primary meat snacks production facility. The plan is expected to result in the termination of approximately 500 employee positions in Garner and the creation of approximately 200 employee positions in Troy. In connection with the plan, we expect to incur pre-tax cash and non-cash charges for asset impairments, accelerated depreciation, severance, and site closure costs estimated to be in the range of $52 million to $72 million, including approximately $14 million to $18 million of cash charges, primarily in the fourth quarter of fiscal 2010 and throughout fiscal 2011. These amounts do not reflect the impact of insurance proceeds received to-date or expected to be received in connection with the Garner accident.
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
In February 2010, we completed the sale of our Luck’s® brand for proceeds of approximately $22 million, resulting in a pre-tax gain of approximately $14 million ($9 million, after-tax), reflected in selling, general and administrative expenses.
In June 2009, we completed the divestiture of the Fernando’s® foodservice business for proceeds of approximately $6.4 million. We reflect the results of these operations as discontinued operations for all periods presented. The assets and liabilities of the divested Fernando’s® business have been reclassified as assets and liabilities held for sale within our consolidated balance sheets for all periods prior to divestiture.

Commercial Foods
The Commercial Foods reporting segment includes commercially branded foods and ingredients, which are sold principally to foodservice, food manufacturing, and industrial customers. The segment’s primary products include: specialty potato products, milled grain ingredients, and a variety of vegetable products, seasonings, blends, and flavors, which are sold under brands such as ConAgra Mills®, Lamb Weston®, Gilroy Foods & Flavors™, and Spicetec®.
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
The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and currency risk of our foreign operations, under this methodology (in millions):

	Thirteen weeks ended		Thirty-nine weeks ended
	February 28,	February 22,	February 28,	February 22,
	2010	2009	2010	2009
Net derivative losses incurred	$(3.9)	$(11.1)	$(18.8)	$(90.3)
Less: Net derivative losses allocated to reporting segments	(4.8)	(46.4)	(18.3)	(45.0)

Net derivative gains (losses) recognized in general corporate expenses	$0.9	$35.3	$(0.5)	$(45.3)

Net derivative losses allocated to Consumer Foods	$(4.1)	$(29.4)	$(12.9)	$(29.9)
Net derivative losses allocated to Commercial Foods	(0.7)	(17.0)	(5.4)	(15.1)

Net derivative losses included in segment operating profit	$(4.8)	$(46.4)	$(18.3)	$(45.0)

Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify losses of $1.5 million and $4.1 million to segment operating results in the remainder of fiscal 2010 and fiscal 2011 and thereafter, respectively. Amounts allocated, or to be allocated, to segment operating results during fiscal 2010 and 2011 include $5.3 million of losses incurred during fiscal 2009.
Net Sales

($ in millions)	Net Sales
Reporting Segment	Thirteen weeks ended			Thirty-nine weeks ended
	February 28,	February 22,	% Inc	February 28,	February 22,	% Inc
	2010	2009	(Dec)	2010	2009	(Dec)

Consumer Foods	$2,035	$1,991	2%	$5,973	$5,857	2%
Commercial Foods	1,062	1,134	(6)%	3,258	3,576	(9)%

Total	$3,097	$3,125	(1)%	$9,231	$9,433	(2)%

Net sales for the third quarter of fiscal 2010 were $3.10 billion, a decrease of $28 million, or 1%, from the third quarter of fiscal 2009. Net sales for the first three quarters of fiscal 2010 were $9.23 billion, a decrease of $202 million, or 2%, from the first three quarters of fiscal 2009. The decrease in net sales for the third quarter and first three quarters of fiscal 2010, as compared to the third quarter and first three quarters of fiscal 2009, was largely due to lower sales in the flour milling business in our Commercial Foods segment. This was driven by the pass-through of lower wheat costs to customers.

Consumer Foods net sales for the third quarter of fiscal 2010 were $2.03 billion, an increase of $44 million, or 2%, compared to the third quarter of fiscal 2009. Results reflected increased volume of 3%, partially offset by the impact of net pricing and mix. The lower net pricing in the third quarter of fiscal 2010 was due to slotting and couponing connected with new product launches, as well as lower prices for oils and spreads due to the pass-through of lower vegetable oil costs. The weakening of the U.S. dollar relative to the Canadian dollar and the Mexican peso resulted in an increase of net sales of approximately 1%. Consumer Foods net sales for the first three quarters of fiscal 2010 were $5.97 billion, an increase of $116 million, or 2%, compared to the first three quarters of fiscal 2009, reflecting a 1% improvement in net pricing and mix and a 1% increase in volumes. The effect of foreign currency exchange rates did not have a significant impact on net sales for the first three quarters of fiscal 2010. Increased volumes in the third quarter and first three quarters of fiscal 2010, as compared to the third quarter and first three quarters of fiscal 2009, reflected successful innovation and marketing, particularly in the frozen meals category. Volumes were negatively impacted by approximately 1% in the first three quarters of fiscal 2010, due to the limited supply of certain Slim Jim® products as a result of the accident at our Garner plant in June of 2009, although volumes returned to normal levels in the third quarter of fiscal 2010.
Sales of Hunt’s® tomato products increased by 12% and Marie Callender’s® frozen meals increased by 11% in the third quarter of fiscal 2010, as compared to the third quarter of fiscal 2009, driven by the introduction of new products and marketing programs. Sales of products associated with some of our other most significant brands, including Chef Boyardee®, Libby’s®, Orville Redenbacher’s®, PAM®, Slim Jim®, and Snack Pack® grew in the third quarter of fiscal 2010. Sales of Blue Bonnet® and Wesson® declined by 20% and 10%, respectively, in the third quarter of fiscal 2010, as compared to the third quarter of fiscal 2009, largely due to the impact of passing through lower vegetable oil costs. Other significant brands whose products experienced sales declines in the third quarter of fiscal 2010 include ACT II®, Egg Beaters®, Healthy Choice®, Hebrew National®, Kid Cuisine®, Peter Pan®, Reddi-wip®, and Swiss Miss®.
Commercial Foods net sales were $1.06 billion for the third quarter of fiscal 2010, a decrease of $72 million, or 6%, compared to the third quarter of fiscal 2009. Commercial Foods net sales were $3.26 billion for the first three quarters of fiscal 2010, a decrease of $318 million, or 9%, compared to the first three quarters of fiscal 2009. Net sales in our flour milling business were $73 million lower in the third quarter of fiscal 2010 than in the third quarter of fiscal 2009 and $299 million lower in the first three quarters of fiscal 2010 than in the first three quarters of fiscal 2009, principally reflecting the pass-through of lower wheat prices. Results also reflected a slight increase in sales in our Lamb Weston® specialty potato products business, offset by slightly lower sales in our Gilroy Foods & Flavors™ business, reflecting the difficult economic environment in the foodservice channel. Net sales from Lamb Weston BSW, a business acquired in the second quarter of fiscal 2009, were $21 million and $56 million in the third quarter and first three quarters of fiscal 2010, respectively, and $20 million and $36 million in the third quarter and first three quarters of fiscal 2009, respectively.
Selling, General and Administrative Expenses (Includes general corporate expenses)
Selling, general and administrative expenses totaled $422 million for the third quarter of fiscal 2010, a decrease of $3 million, or 1%, as compared to the third quarter of fiscal 2009. Selling, general and administrative expenses for the third quarter of fiscal 2010 included the following:
•	an increase in short-term incentive compensation expense of $21 million,

•	an increase in advertising and promotion expenses of $15 million,

•	a benefit of $15 million associated with favorable adjustments to environmental-related liabilities,

•	a $14 million gain on the sale of the Luck’s® brand,

•	an increase in self-insured medical expenses of $10 million,

•	an increase in stock-based compensation expense of $6 million, and

•	a net benefit of $1 million, representing costs associated with the Garner accident, more than offset by insurance recoveries.
Selling, general and administrative expenses in the third quarter of fiscal 2009 included:

•	charges of $25 million due to a coverage dispute with an insurer in connection with litigation associated with the peanut butter recall in calendar 2007.
Selling, general and administrative expenses totaled $1.31 billion for the first three quarters of fiscal 2010, an increase of $126 million, or 11%, as compared to the first three quarters of fiscal 2009. Selling, general and administrative expenses for the first three quarters of fiscal 2010 included the following:
•	an increase in short-term incentive compensation expense of $84 million,

•	an increase in advertising and promotion expenses of $44 million,

•	an increase in self-insured medical expenses of $20 million,

•	a benefit of $19 million associated with favorable adjustments to environmental-related liabilities,

•	a $14 million gain on the sale of the Luck’s® brand,

•	an increase in stock-based compensation expense of $13 million,

•	a net benefit of $8 million, representing costs associated with the Garner accident, more than offset by insurance recoveries, and

•	charges related to the peanut butter and pot pie recalls of $6 million.
Selling, general and administrative expenses in the first three quarters of fiscal 2009 included:
•	a $19 million gain on the disposition of the Pemmican® business,

•	charges of $25 million due to a coverage dispute with an insurer in connection with litigation associated with the peanut butter recall in calendar 2007,

•	charges of approximately $10 million related to the execution of our restructuring plans,

•	a gain of $5 million on the sale of a facility in our Commercial Foods segment, and

•	charges related to the peanut butter and pot pie recalls of $7 million.
Operating Profit (Earnings before general corporate expenses, interest expense, net, income taxes, and equity method investment earnings)

($ in millions)	Operating Profit
Reporting Segment	Thirteen weeks ended			Thirty-nine weeks ended
	February 28,	February 22,		February 28,	February 22,
	2010	2009	% Inc	2010	2009	% Inc

Consumer Foods	$306	$245	25%	$886	$682	30%
Commercial Foods	149	141	6%	450	433	4%
Consumer Foods operating profit for the third quarter of fiscal 2010 was $306 million, an increase of $61 million, or 25%, compared to the third quarter of fiscal 2009. Gross profits were $71 million higher for the third quarter of fiscal 2010 than for the third quarter of fiscal 2009, driven by the impact of higher net sales, discussed above, lower commodity input costs, and the benefit of supply chain cost savings initiatives. Consumer Foods selling, general and administrative expenses were higher in the third quarter of fiscal 2010 than in the third quarter of fiscal 2009 due, in part, to a $9 million increase in incentive compensation expenses and a $12 million increase in advertising and promotion expenses. The Consumer Foods segment recognized a $14 million gain on the sale of the Luck’s® brand in the third quarter of fiscal 2010.
Consumer Foods operating profit for the first three quarters of fiscal 2010 was $886 million, an increase of $204 million, or 30%, compared to the first three quarters of fiscal 2009. Gross profits were $258 million higher for the first three quarters of fiscal 2010 than for the first three quarters of fiscal 2009 driven by the impact of higher net sales, discussed above, lower commodity input costs, and the benefit of supply chain cost savings initiatives. Consumer Foods selling, general and administrative expenses were higher in the first three quarters of fiscal 2010 than in the first three quarters of fiscal 2009, reflecting a $32 million increase in incentive compensation expenses and a $39 million increase in advertising and promotion expenses. The Consumer Foods segment recognized a $14 million gain on the sale of the Luck’s® brand in the third quarter of fiscal 2010. The Consumer Foods segment recognized a $19 million gain on the sale of the Pemmican® brand and incurred costs of $8 million in connection with our restructuring plans in the first three quarters of fiscal 2009. The impact of foreign currencies, including related economic hedges, resulted in a reduction of operating profit of approximately $18 million in the first three quarters of fiscal 2010, as compared to the first three quarters of fiscal 2009.
The Garner accident in June 2009 resulted in charges totaling $3 million and $47 million for the impairment of property, plant and equipment, inventory write-offs, workers’ compensation, site clean-up, and other related costs in the third quarter and first three quarters of fiscal 2010, respectively. The impact of these charges was partially offset by insurance recoveries of $4 million and $45 million in the third quarter and first three quarters of fiscal 2010, respectively, for the involuntary conversion of assets. Gross profits from Slim Jim® branded products were $5 million and $10 million in the third quarter of fiscal 2010 and 2009, respectively, and $14 million and $37 million for the first three quarters of fiscal 2010 and 2009, respectively, reflecting the impact of the disruption of production due to the accident.
For the third quarter of fiscal 2010, operating profit for the Commercial Foods segment was $149 million, an increase of $8 million, or 6%, from the third quarter of fiscal 2009. Gross profits in the Commercial Foods segment were $12 million higher for the third quarter of fiscal 2010 than for the third quarter of fiscal 2009. Operating profits at our specialty potato products business improved, reflecting the impacts of slightly higher sales and lower cost of goods sold, largely due to the benefit of economic hedges of vegetable oil. Flour milling operating profit decreased by $4 million in the third quarter of fiscal 2010 from the third quarter of fiscal 2009. Profits for the rest of the segment were slightly below year-ago amounts, reflecting continued difficult market conditions for vegetables, seasonings, and flavorings in the foodservice channel.
For the first three quarters of fiscal 2010, operating profit for the Commercial Foods segment was $450 million, an increase of $17 million, or 4%, largely driven by improved margins in the flour milling business. Improved gross profits in the flour milling and specialty potato products businesses were partially offset by reduced gross profits in the specialty vegetables and flavorings business. Commercial Foods selling, general and administrative expenses were higher in the first three quarters of fiscal 2010 than in the first three quarters of fiscal 2009, reflecting an $8 million increase in incentive compensation expenses. Commercial Foods operating profit in the first three quarters of fiscal 2009 included a gain of $5 million from the sale of a production facility.
Interest Expense, Net
Net interest expense was $40 million and $42 million for the third quarter of fiscal 2010 and 2009, respectively. Net interest expense was $122 million and $135 million for the first three quarters of fiscal 2010 and 2009, respectively. The decrease of net interest expense for the first three quarters of fiscal 2010, as compared to the first three quarters of fiscal 2009, reflected $62 million and $56 million of interest income in the first three quarters of fiscal 2010 and 2009, respectively, principally from the payment-in-kind notes received in connection with the disposition of the trading and merchandising business on June 23, 2008.
Income Taxes
In the third quarter of fiscal 2010 and 2009, our income tax expense was $105 million and $92 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately 32% for the third quarters of fiscal 2010 and 2009. In the first three quarters of fiscal 2010 and 2009, our income tax expense was $313 million and $243 million, respectively. The effective tax rate was approximately 33% and 34% for the first three quarters of fiscal 2010 and 2009, respectively. The effective tax rate for the third quarter of fiscal 2010 reflected the benefit of favorable audit settlements and changes in estimates. The lower effective tax rate for the first three quarters of fiscal 2010 reflected the benefit of favorable audit settlements, changes in estimates, and certain income tax credits and deductions identified in fiscal 2010 that related to prior periods. Income tax expense for the third quarter and first three quarters of fiscal 2009 reflected the benefit of changes in tax laws, the impacts of divestitures of international subsidiaries, and changes in estimates.

Equity Method Investment Earnings
Equity method investment earnings were $3 million and $18 million for the third quarter and first three quarters of fiscal 2010, respectively, while equity method investment earnings were $11 million and $14 million for the third quarter and first three quarters of fiscal 2009, respectively. Lower equity method investment earnings in the third quarter of fiscal 2010 reflected less profitable operations of potato processing ventures.
Discontinued Operations
Our discontinued operations generated after-tax earnings of $4 million and an after-tax loss of $1 million in the third quarter and first three quarters of fiscal 2010, respectively, and after-tax earnings of $1 million and $333 million in the third quarter and first three quarters of fiscal 2009, respectively. Earnings in the third quarter of both fiscal 2010 and 2009 reflect favorable changes in estimates of income tax matters of divested businesses. Results for the first three quarters of fiscal 2010 reflected charges related to certain legal and environmental matters of divested businesses.
In June 2008, we completed the sale of the trading and merchandising operations and recognized an after-tax gain on the disposition of approximately $299 million in the first quarter of fiscal 2009. The trading and merchandising operations generated after-tax earnings of $36 million during the first quarter of fiscal 2009, prior to the divestiture.
Earnings Per Share
Our diluted earnings per share in the third quarter and first three quarters of fiscal 2010 were $0.51 (including earnings of $0.50 per diluted share from continuing operations and $0.01 per diluted share from discontinued operations) and $1.42 per diluted share, respectively. Our diluted earnings per share in the third quarter and first three quarters of fiscal 2009 were $0.43 and $1.76 (including earnings of $1.03 per diluted share from continuing operations and $0.73 per diluted share from discontinued operations), respectively. See “Items Impacting Comparability” above as several other significant items affected the comparability of year-over-year results of operations.
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
Commercial paper borrowings (usually less than 30 days maturity), when applicable, are reflected in our consolidated balance sheets within notes payable. At February 28, 2010, we had a $1.50 billion multi-year revolving credit facility with a syndicate of financial institutions that matures in December 2011. The multi-year facility has historically been used solely as a back-up facility for our commercial paper program. As of February 28, 2010, there were no outstanding borrowings under the credit facility. Borrowings under the multi-year facility bear interest at or below prime rate and may be prepaid without penalty. The multi-year revolving credit facility requires us to repay borrowings if our consolidated funded debt exceeds 65% of the consolidated capital base, or if fixed charges coverage, each as defined in the credit agreement, is less than 1.75 to 1.0. As of February 28, 2010, we were in compliance with the credit agreement’s financial covenants.
As of February 28, 2010, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the revolving credit facility, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult.
We have repurchased our shares of common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board of Directors. In February 2010, our Board of Directors approved a $500 million share repurchase program with no expiration date. We had not repurchased any shares under this program as of February 28, 2010. We completed an accelerated share repurchase program during fiscal 2009. We paid $900 million and received 38.4 million shares in the first quarter of fiscal 2009 when the program was initiated and an additional 5.6 million shares in the fourth quarter of fiscal 2009 under this program.

During the first quarter of fiscal 2009, we sold our trading and merchandising operations for proceeds of: 1) approximately $2.2 billion in cash, net of transaction costs, 2) $550 million (original principal amount) of payment-in-kind debt securities issued by the purchaser that were recorded at an initial estimated fair value of $479 million (the “Notes”), 3) a short-term receivable of $37 million due from the purchaser (which was subsequently collected in December 2008), and 4) a four-year warrant to acquire approximately 5% of the issued common equity of the parent company of the divested operations, which has been recorded at an estimated fair value of $1.8 million. The Notes had a carrying value of $583 million at February 28, 2010.
Cash Flows
During the first three quarters of fiscal 2010, we generated $542 million of cash, which included $1.11 billion generated from operating activities, $317 million used in investing activities, and $250 million used in financing activities.
Cash generated from operating activities of continuing operations totaled approximately $1.10 billion in the first three quarters of fiscal 2010, as compared to $432 million generated in the first three quarters of fiscal 2009, reflecting increased income from continuing operations in the first three quarters of fiscal 2010 and successful execution of our working capital management initiatives. Improvement in our accounts payable and inventory balances reflect the impact of our working capital initiatives as well as lower commodity costs in our flour milling business. The year-over-year improvement in operating cash flows also reflects lower incentive payments made in fiscal 2010, earned in fiscal 2009, than those made in fiscal 2009. Cash generated from operating activities of discontinued operations was approximately $3 million in the first three quarters of fiscal 2010, as compared to cash used in operating activities of $809 million in the first three quarters of fiscal 2009, as we used a significant amount of cash to fund working capital needs in the trading and merchandising business immediately prior to its divestiture.
Cash used in investing activities from continuing operations totaled $323 million in the first three quarters of fiscal 2010, versus cash used in investing activities of $351 million in the first three quarters of fiscal 2009. Investing activities of continuing operations in the first three quarters of fiscal 2010 consisted primarily of capital expenditures of $363 million, including capital expenditures of $29 million of investments in productive assets related to the recovery of the Slim Jim® operations. Insurance proceeds of $17 million relating to the Garner accident are included in investing activities of the first three quarters of fiscal 2010. Investing activities of continuing operations in the first three quarters of fiscal 2009 consisted of capital expenditures of $321 million and investments of $80 million for the purchase of businesses and intangible assets, partially offset by $30 million from the sale of a business. We generated $2.26 billion of cash from investing activities of discontinued operations in the first three quarters of fiscal 2009 from the disposition of the trading and merchandising business.
Cash used in financing activities totaled $250 million and $1.60 billion in the first three quarters of fiscal 2010 and 2009, respectively. During the first three quarters of fiscal 2010 and 2009, we paid dividends of $258 million and $263 million, respectively. In the first three quarters of fiscal 2009, we repurchased $900 million of our common stock as part of our share repurchase program. During the first three quarters of fiscal 2009, we also decreased our debt by approximately $418 million, reflecting repayment of commercial paper balances and long-term debt, largely with proceeds from the disposition of the trading and merchandising business.
We estimate our capital expenditures in fiscal 2010 will be approximately $550 million. This amount reflects an estimated $85 million of capital expenditures for the construction of a sweet potato processing facility in Delhi, Louisiana, as well as approximately $35 million of expected capital expenditures related to the recovery of the Slim Jim® operations.
With respect to the sweet potato facility, we have secured approximately $34 million of cash incentives in working with Louisiana authorities and continue to work towards securing additional benefits relating to federal tax incentives for this project. We also expect significant insurance recoveries related to the Garner accident and have received in excess of $75 million from insurance carriers as of April 2, 2010.
Management believes our sources of cash, including existing cash balances, cash flows from operations (including insurance recoveries), existing credit facilities, and access to capital markets will provide sufficient liquidity to meet our working capital needs, planned capital expenditures, payment of anticipated quarterly dividends, share repurchases, and payment of current maturities of long-term debt.

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
Due to the consolidation of these variable interest entities, we reflected in our balance sheets (in millions):

	February 28,	May 31,	February 22,
	2010	2009	2009
Cash and cash equivalents	$1.1	$1.2	$—
Receivables, net	15.4	12.6	15.0
Inventories	1.5	3.1	1.9
Prepaid expenses and other current assets	0.1	0.1	3.0
Property, plant and equipment, net	97.3	100.5	99.4
Goodwill	18.8	18.6	19.9
Brands, trademarks and other intangibles, net	10.0	10.6	11.6

Total assets	$144.2	$146.7	$150.8

Notes payable	$—	$—	$2.6
Current installments of long-term debt	6.4	6.1	2.7
Accounts payable	9.9	4.3	5.0
Accrued payroll	0.6	0.2	0.1
Other accrued liabilities	0.8	0.7	0.8
Senior long-term debt, excluding current installments	78.3	83.3	84.8
Other noncurrent liabilities (noncontrolling interest)	25.2	27.3	27.1

Total liabilities	$121.2	$121.9	$123.1

The liabilities recognized as a result of consolidating these entities do not represent additional claims on our general assets. The creditors of these entities have claims only on the assets of the specific variable interest entities to which they have advanced credit.
Obligations and Commitments
As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as lease agreements, debt agreements, and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as “take-or-pay” contracts). The unconditional purchase obligation arrangements are entered into in our normal course of business in order to ensure adequate levels of sourced product are available. Of these items, debt and capital lease obligations, which totaled $3.6 billion as of February 28, 2010, were recognized as liabilities in our consolidated balance sheet. Operating lease obligations and unconditional purchase obligations, which totaled $721 million as of February 28, 2010, in accordance with generally accepted accounting principles, were not recognized as liabilities in our consolidated balance sheet.
A summary of our contractual obligations as of February 28, 2010 was as follows (including obligations of discontinued operations):

	Payments Due by Period
	(in millions)
		Less than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Years
Long-term debt	$3,531.9	$255.5	$394.8	$585.3	$2,296.3
Capital lease obligations	64.8	5.5	8.5	6.1	44.7
Operating lease obligations	326.1	62.6	102.4	63.3	97.8
Purchase obligations	395.2	345.8	35.1	5.2	9.1

Total	$4,318.0	$669.4	$540.8	$659.9	$2,447.9

We are also contractually obligated to pay interest on our long-term debt and capital lease obligations. The weighted average interest rate of the long-term debt obligations outstanding as of February 28, 2010 was approximately 7.0%.
We consolidate the assets and liabilities of certain entities that have been determined to be variable interest entities and for which we have been determined to be the primary beneficiary of these entities. The amounts reflected in contractual obligations of long-term debt, in the table above, include $85 million of liabilities of these variable interest entities to the creditors of such entities. The long-term debt recognized as a result of consolidating these entities does not represent additional claims on our general assets. The creditors of these entities have claims only on the assets of the specific variable interest entities.
The purchase obligations noted in the table above do not reflect approximately $536 million of open purchase orders, some of which are not legally binding. These purchase orders are settleable in the ordinary course of business in less than one year.
As part of our ongoing operations, we also enter into arrangements that obligate us to make future cash payments only upon the occurrence of a future event (e.g., guarantees of debt or lease payments of a third party should the third party be unable to perform). In accordance with generally accepted accounting principles, the following commercial commitments are not recognized as liabilities in our consolidated balance sheet. A summary of our commitments, including commitments associated with equity method investments, as of February 28, 2010 was as follows:

	Amount of Commitment Expiration Per Period
	(in millions)
		Less than			After 5
Other Commercial Commitments	Total	1 Year	1-3 Years	3-5 Years	Years
Guarantees	$52.8	$13.7	$5.3	$5.4	$28.4
Other commitments	0.4	0.4	—	—	—

Total	$53.2	$14.1	$5.3	$5.4	$28.4

In certain limited situations, we will guarantee an obligation of an unconsolidated entity. We guarantee certain leases and other commercial obligations resulting from the 2002 divestiture of our fresh beef and pork operations. The remaining terms of these arrangements do not exceed six years and the maximum amount of future payments we have guaranteed was approximately $17 million as of February 28, 2010. We have also guaranteed the performance of the divested business with respect to a hog purchase contract. The hog purchase contract requires the fresh beef and pork business to purchase a minimum of approximately 1.2 million hogs annually through 2014. The contract stipulates minimum price commitments, based in part on market prices and, in certain circumstances, also includes price adjustments based on certain inputs.
We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At February 28, 2010, the amount of supplier loans effectively guaranteed by us was approximately $10 million, included in the table above. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.
We are a party to a supply agreement with an onion processing company. We have guaranteed repayment of a loan of this supplier, under certain conditions. At February 28, 2010, the amount of this loan was $25 million, included in the table above. In the event of default on this loan by the supplier, we have the contractual right to purchase the loan from the lender, thereby giving us the rights to underlying collateral. We have not established a liability in connection with this guarantee, as we believe the likelihood of financial exposure to us under this agreement is remote.
The obligations and commitments tables, above, do not include any reserves for income taxes, as we are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes. The liability for gross unrecognized tax benefits at February 28, 2010 was $76 million. The net amount of unrecognized tax benefits at February 28, 2010, that, if recognized, would impact our effective tax rate, was $49 million. Recognition of this tax benefit would have a favorable impact on our effective tax rate.
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
Related Party Transactions
From time to time, we have used the services of a firm whose chief executive officer serves on our Board of Directors. Payments to this firm for environmental and agricultural engineering services performed and structures acquired totaled $0.3 million and $0.6 million in the third quarter and first three quarters of fiscal 2010, respectively, and $0.1 million and $0.3 million in the third quarter and first three quarters of fiscal 2009, respectively.
ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The principal market risks affecting us are exposures to price fluctuations of commodity and energy inputs, interest rates, and foreign currencies.
Other than the changes noted below, there have been no material changes in our market risk during the thirty-nine weeks ended February 28, 2010. For additional information, refer to the “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our annual report on Form 10-K for the fiscal year ended May 31, 2009.
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
Based on our net derivative positions at the end of the first, second, and third quarters of fiscal 2010, the maximum potential loss of fair value resulting from a hypothetical change of 10% in market prices was as follows:
Processing Activities

(in millions)

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
Based on our net foreign currency derivative positions at the end of the first, second, and third quarters of fiscal 2010, the maximum potential loss of fair value resulting from a hypothetical change of 10% in exchange rates was $15 million.
ITEM 4.      CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of February 28, 2010. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.
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

PART II - OTHER INFORMATION
ITEM 1.      LEGAL PROCEEDINGS
As previously reported, we are a party to various litigation and environmental proceedings related to businesses divested by Beatrice Company (“Beatrice”), prior to our acquisition of Beatrice in fiscal 1991. During the third quarter of fiscal 2010, we reduced the amount of our reserves related to Beatrice environmental matters to reflect a reduction in pre-tax expense of approximately $15 million due to favorable regulatory developments at one of the sites.
We are also a party to a number of lawsuits and claims arising out of the operation of our business, including lawsuits and claims related to the February 2007 recall of our peanut butter products and litigation we initiated against an insurance carrier to recover our settlement expenditures and defense costs. We recognized a charge of $25 million during the third quarter of fiscal 2009 in connection with the disputed coverage with this insurance carrier. During the second quarter of fiscal 2010, a Delaware state court rendered a decision on certain matters in our claim for the disputed coverage favorable to the insurance carrier. We intend to appeal this decision and continue to pursue this matter vigorously.
After taking into account liabilities recorded for these matters, we believe the ultimate resolution of such matters should not have a material adverse effect on our financial condition, results of operations, or liquidity.
ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the total number of shares of common stock purchased during the third quarter of fiscal 2010, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

			Total Number of Shares	Approximate Dollar
	Total Number	Average	Purchased as Part of	Value of Shares that
	of Shares	Price Paid	Publicly Announced	may yet be Purchased
Period	Purchased	per Share	Programs	under the Programs (1)
November 30, 2009 through December 27, 2009	—	—	—	$62,000
December 28, 2009 through January 24, 2010	—	—	—	$62,000
January 25, 2010 through February 28, 2010	—	—	—	$500,062,000

Total Fiscal 2010 Third Quarter Activity	—	—	—	$500,062,000

(1)	Pursuant to publicly announced share repurchase programs from December 2003, we have repurchased approximately 106.5 million shares at a cost of $2.5 billion through February 28, 2010. During the third quarter of fiscal 2010, the Board of Directors approved a $500 million share repurchase program with no expiration date.
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
Patrick D. Linehan
Senior Vice President and Corporate Controller

Dated this 2nd of April, 2010.

EXHIBIT INDEX

EXHIBIT	DESCRIPTION	PAGE

10.1*	Amendment One dated December 3, 2009 to the ConAgra Foods, Inc. Amended and Restated Voluntary Deferred Compensation Plan (January 1, 2009 Restatement)	42

10.2*	Amendment One dated December 3, 2009 to ConAgra Foods, Inc. Nonqualified Pension Plan	43

10.3*	Transition and Severance Agreement between ConAgra Foods, Inc. and Pete Perez dated December 31, 2009	45

10.4*	Amendment No. 1 to Stock Option Agreement between ConAgra Foods, Inc. and Peter M. Perez dated December 31, 2009 (2004 Options)	52

10.5*	Amendment No. 1 to Stock Option Agreement between ConAgra Foods, Inc. and Peter M. Perez dated December 31, 2009 (2009 Options)	54

12	Statement regarding computation of ratio of earnings to fixed charges	56

31.1	Section 302 Certification of Chief Executive Officer	57

31.2	Section 302 Certification of Chief Financial Officer	58

32.1	Section 906 Certifications	59

101.1	The following materials from ConAgra Foods’ Quarterly Report on Form 10-Q for the quarter ended February 28, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text, and (vi) document and entity information.

*	Management contract or compensatory plan or arrangement.