Form 10-K
period 2010-05-30
CONAGRA FOODS INC /DE/
filed 2010-07-22
CIK 23217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 30, 2010
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

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

     Large accelerated filer ☑                                                 Accelerated filer ☐

     Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the voting common stock of ConAgra Foods, Inc. held by non-affiliates on November 27, 2009 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $9,826,639,222 based upon the closing sale price on the New York Stock Exchange on such date.

At June 27, 2010, 442,764,069 common shares were outstanding.

Documents incorporated by reference are listed on page 1.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”) are incorporated into Part III.

PART I

ITEM 1.	BUSINESS

a)	General Development of Business

ConAgra Foods, Inc. (“ConAgra Foods”, “Company”, “we”, “us”, or “our”) is one of North America’s leading food companies, with brands in 96% of America’s households. ConAgra Foods also has a strong business-to-business presence, supplying frozen potato and sweet potato products, as well as other vegetable, spice, and grain products to a variety of well-known restaurants, foodservice operators, and commercial customers.

ConAgra Foods is focused on growing sales, expanding profit margins, and improving returns on capital over time. To that end, we have significantly changed our portfolio of businesses over a number of years, focusing on branded, value-added opportunities, while divesting commodity-based and lower-margin businesses. Executing this strategy has involved the acquisition over time of a number of brands such as Banquet®, Chef Boyardee®, PAM®, and Alexia®, and more recently, has focused on product innovations such as Healthy Choice® Café Steamerstm, Healthy Choice® Fresh Mixerstm, Healthy Choice® All Natural Entrées, Marie Callender’s® Pasta Al Dente, and others. More notable divestitures have included a trading and merchandising business, packaged meat operations, a poultry business, beef and pork businesses, and various other businesses. For more information about our more recent acquisitions and divestitures, see “Acquisitions” and “Divestitures” below.

As part of this strategy, we have also prioritized improving our overall operational effectiveness, focusing on better innovation and marketing programs, reducing manufacturing and selling, general, and administrative costs, and enhancing our business processes, which are intended to drive profitable sales growth, expand profit margins, and improve returns on capital.

Currently we are focusing on the following initiatives, designed to enhance the performance of our five strategic product groups: convenient meals, potatoes, snacks, meal enhancers, and specialty businesses:

•	World-class and high-impact marketing;

•	Innovation focused on “fewer, bigger, and better” initiatives;

•	Sales growth initiatives focused on penetrating the fastest growing channels, achieving better returns on customer trade arrangements, optimizing shelf placement for our most profitable brands, and aligning with customers to leverage consumer insights;

•	Reducing costs throughout the supply chain and the general and administrative functions; and

•	Delivering consistent customer service and high standards of food safety and quality.

We were initially incorporated as a Nebraska corporation in 1919 and were reincorporated as a Delaware corporation in December 1975.

b)	Financial Information about Reporting Segments

We report our operations in two reporting segments: Consumer Foods and Commercial Foods. The contributions of each reporting segment to net sales, operating profit, and the identifiable assets are set forth in Note 22 “Business Segments and Related Information” to the consolidated financial statements.

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

Major brands include: Alexia®, ACT II®, Banquet®, Blue Bonnet®, Chef Boyardee®, DAVID®, Egg Beaters®, Healthy Choice®, Hebrew National®, Hunt’s®, Marie Callender’s®, Orville Redenbacher’s®, PAM®, Peter Pan®, Reddi-wip®, Slim Jim®, Snack Pack®, Swiss Miss®, Van Camp’s®, and Wesson®.

Commercial Foods

The Commercial Foods reporting segment includes commercially branded foods and ingredients, which are sold principally to foodservice, food manufacturing, and industrial customers. The segment’s primary products include: specialty potato products, milled grain ingredients, a variety of vegetable products, seasonings, blends, and flavors which are sold under brands such as ConAgra Mills®, Lamb Weston®, and Spicetec®.

Unconsolidated Equity Investments

We have a number of unconsolidated equity investments. Significant affiliates produce and market potato products for retail and foodservice customers.

Acquisitions

In June 2010, subsequent to the end of our fiscal 2010, we acquired the assets of American Pie, LLC, a manufacturer of frozen fruit pies, thaw and serve pies, fruit cobblers, and pie crusts under the licensed Marie Callender’s® and Claim Jumper® trade names, as well as frozen dinners, pot pies, and appetizers under the Claim Jumper® trade name. This business is included in the Consumer Foods segment.

On April 12, 2010, we acquired Elan Nutrition, Inc. (“Elan”), a privately held formulator and manufacturer of snack and nutrition bars. This business is included in the Consumer Foods segment.

During fiscal 2009, we acquired Saroni Sugar & Rice, Inc., a distribution company included in the Commercial Foods segment.

Also during fiscal 2009, we acquired a 49.99% interest in Lamb Weston BSW, LLC (“Lamb Weston BSW” or the “venture”), a potato processing joint venture with Ochoa Ag Unlimited Foods, Inc. (“Ochoa”). This venture is considered a variable interest entity for which we are the primary beneficiary and is consolidated in our financial statements. This business is included in the Commercial Foods segment.

During fiscal 2008, we acquired:

•	Alexia Foods, Inc. (“Alexia Foods”), a privately held natural food company, headquartered in Long Island City, New York. Alexia Foods offers premium natural and organic food items including potato products, appetizers, and artisan breads. This business is included in the Commercial Foods segment.

•	Lincoln Snacks Holding Company, Inc. (“Lincoln Snacks”), a privately held company located in Lincoln, Nebraska. Lincoln Snacks offers a variety of snack food brands and private label products. This business is included in the Consumer Foods segment.

•	The manufacturing assets of Twin City Foods, Inc. (“Twin City Foods”), a potato processing business. This business is included in the Commercial Foods segment.

•	Watts Brothers, a privately held group which owns and operates agricultural and farming businesses. This business is included in the Commercial Foods segment.

Divestitures

In July 2010, subsequent to the end of our fiscal 2010, we completed the sale of substantially all of the assets of Gilroy Foods & Flavorstm dehydrated garlic, onion, capsicum and Controlled Moisturetm, GardenFrost®, Redi-Madetm, and fresh vegetable operations for $250 million in cash, subject to final working capital adjustments. We reflected the results of these operations as discontinued operations for all periods presented. The assets and liabilities of the discontinued Gilroy Foods & Flavorstm dehydrated vegetable business have been reclassified as assets and liabilities held for sale within our consolidated balance sheets for all periods presented.

In the first quarter of fiscal 2010, we completed the divestiture of the Fernando’s® foodservice brand. We reflected the results of these operations as discontinued operations for all periods presented. The assets and liabilities of the divested Fernando’s® business have been reclassified as assets and liabilities held for sale within our consolidated balance sheets for all periods prior to the divestiture.

During fiscal 2009, we completed the sale of our Pemmican® beef jerky business. Due to our continuing involvement with the business through providing sales and distribution support to the buyer, the results of operations of the Pemmican® business have not been reclassified as discontinued operations.

During fiscal 2009, we completed the sale of our trading and merchandising operations (previously principally reported as the Trading and Merchandising segment). We reflected the results of these operations as discontinued operations for all periods presented. The assets and liabilities of the divested trading and merchandising operations are classified as assets and liabilities held for sale within our consolidated balance sheets for all periods prior to divestiture.

During fiscal 2008, we completed the divestiture of the Knott’s Berry Farm® (“Knott’s”) operations. We reflected the results of these operations as discontinued operations for all periods presented. The assets and liabilities of the divested Knott’s business are classified as assets and liabilities held for sale within our consolidated balance sheets for all periods prior to divestiture.

General

The following comments pertain to both of our reporting segments.

ConAgra Foods is a food company that operates in many sectors of the food industry, with a significant focus on the sale of branded and value-added consumer products. We also manufacture and sell private label products. We use many different raw materials, the bulk of which are commodities. The prices paid for raw materials used in our products generally reflect factors such as weather, commodity market fluctuations, currency fluctuations, tariffs, and the effects of governmental agricultural programs. Although the prices of raw materials can be expected to fluctuate as a result of these factors, we believe such raw materials to be in adequate supply and generally available from numerous sources. We have faced increased costs for many of our significant raw materials, packaging, and energy inputs. We seek to mitigate the higher input costs through productivity and pricing initiatives, and through the use of derivative instruments used to economically hedge a portion of forecasted future consumption.

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

We employ processes at our principal manufacturing locations that emphasize applied research and technical services directed at product improvement and quality control. In addition, we conduct research activities related to the development of new products. Research and development expense was $78 million, $78 million, and $67 million in fiscal 2010, 2009, and 2008, respectively.

Demand for certain of our products may be influenced by holidays, changes in seasons, or other annual events.

We manufacture primarily for stock and fill customer orders from finished goods inventories. While at any given time there may be some backlog of orders, such backlog is not material in respect to annual net sales, and the changes of backlog orders from time to time are not significant.

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

Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 18%, 17%, and 15% of consolidated net sales for fiscal 2010, 2009, and 2008, respectively.

At May 30, 2010, ConAgra Foods and its subsidiaries had approximately 24,400 employees, primarily in the United States. Approximately 53% of our employees are parties to collective bargaining agreements. Of the employees subject to collective bargaining agreements, approximately 25% are parties to collective bargaining agreements that are scheduled to expire during fiscal 2011. We believe that our relationships with employees and their representative organizations are good.

EXECUTIVE OFFICERS OF THE REGISTRANT AS OF JULY 22, 2010

			Year First
			Appointed an
			Executive
Name	Title & Capacity	Age	Officer

Gary M. Rodkin	President and Chief Executive Officer	58	2005
John F. Gehring	Executive Vice President, Chief Financial Officer	49	2004
Colleen R. Batcheler	Executive Vice President, General Counsel and Corporate Secretary	36	2008
André J. Hawaux	President, Consumer Foods	49	2006
Patrick D. Linehan	Senior Vice President, Corporate Controller	42	2009
Scott E. Messel	Senior Vice President, Treasurer and Assistant Corporate Secretary	51	2001
Robert F. Sharpe, Jr.	Executive Vice President, Chief Administrative Officer and President, Commercial Foods	58	2005

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

John F. Gehring has served ConAgra Foods as Executive Vice President, Chief Financial Officer since January 2009. Mr. Gehring joined ConAgra Foods as Vice President of Internal Audit in 2002, became Senior Vice President in 2003, and most recently served as Senior Vice President and Corporate Controller from July 2004 to January 2009. He served as ConAgra Foods’ interim Chief Financial Officer from October 2006 to November 2006. Prior to joining ConAgra Foods, Mr. Gehring was a partner at Ernst & Young LLP (an accounting firm) from 1997 to 2001.

Colleen R. Batcheler joined ConAgra Foods in June 2006 as Vice President, Chief Securities Counsel and Assistant Corporate Secretary. In September 2006, she was appointed Corporate Secretary, in February 2008, she was named Senior Vice President, General Counsel and Corporate Secretary, and in September 2009, she was named Executive Vice President, General Counsel and Corporate Secretary. From 2003 until joining ConAgra Foods, Ms. Batcheler was Vice President and Corporate Secretary of Albertson’s, Inc. (a retail food and drug chain).

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

Robert F. Sharpe, Jr. has served ConAgra Foods as Executive Vice President, Chief Administrative Officer and President, Commercial Foods since October of 2009. Previously, he served ConAgra Foods as Executive Vice President, External Affairs and President, Commercial Foods from June 2008 until October 2009; Executive Vice President, Legal and Regulatory Affairs from November 2005 to December 2005; and Executive Vice President, Legal and External Affairs from December 2005 to May 2008. He also served as Corporate Secretary from May 2006 until September 2006. From 2002 until joining ConAgra Foods, he was a partner at the Brunswick Group LLC (an international financial public relations firm).

OTHER SENIOR OFFICERS OF THE REGISTRANT AS OF JULY 22, 2010

Name	Title & Capacity	Age

Albert D. Bolles	Executive Vice President, Research, Quality & Innovation	52
Douglas A. Knudsen	President, ConAgra Foods Sales	55
Gregory L. Smith	Executive Vice President, Supply Chain	46
Joan K. Chow	Executive Vice President, Chief Marketing Officer	50
Allen J. Cooper	Vice President, Internal Audit	46
Nicole B. Theophilus	Senior Vice President, Human Resources	40

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

Allen J. Cooper joined ConAgra Foods in March 2003 and has held various finance and internal audit leadership positions with the Company, including Director, Internal Audit from 2003 until 2005; Vice President, Finance from 2005 until 2006; Vice President, Supply Chain Finance from 2006 until 2007; Senior Director, Finance; and most recently as Senior Director, Internal Audit. He was named to his current position in February 2009. Prior to joining the Company, he was with Ernst & Young LLP (an accounting firm).

Nicole B. Theophilus joined ConAgra Foods in April 2006 as Vice President, Chief Employment Counsel. In 2008, in addition to her legal duties, she assumed the role of Vice President, Human Resources for Commercial Foods. In November 2009, she was named to her current position. Prior to joining ConAgra Foods, she was an attorney and partner with Blackwell Sanders Peper Martin LLP (a law firm) from 1999 until 2006.

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

The following risks and uncertainties could affect our operating results and should be considered in evaluating us. While we believe we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our business, performance, or financial condition in the future.

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

We use many different commodities such as wheat, corn, oats, soybeans, beef, pork, poultry, and energy. Commodities are subject to price volatility caused by commodity market fluctuations, supply and demand, currency fluctuations, and changes in governmental agricultural programs. Commodity price increases will result in increases in raw material costs and operating costs. We may not be able to increase our product prices and achieve cost savings that fully offset these increased costs; and increasing prices may result in reduced sales volume and profitability. We have experience in hedging against commodity price increases; however, these practices and experience reduce, but do not eliminate, the risk of negative profit impacts from commodity price increases.

Increased competition may result in reduced sales or profits.

The food industry is highly competitive, and increased competition can reduce our sales due to loss of market share or the need to reduce prices to respond to competitive and customer pressures. Competitive pressures also may restrict our ability to increase prices, including in response to commodity and other cost increases. In most product categories, we compete not only with other widely advertised branded products, but also with generic and private label products that are generally sold at lower prices. A strong competitive response from one or more of our competitors to our marketplace efforts, or a consumer shift towards private label offerings, could result in us reducing pricing, increasing marketing or other expenditures, or losing market share. Our profits could decrease if a reduction in prices or increased costs are not counterbalanced with increased sales volume.

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

Consumer preferences evolve over time and the success of our food products depends on our ability to identify the tastes and dietary habits of consumers and to offer products that appeal to their preferences, including concerns of consumers regarding health and wellness, obesity, product attributes, and ingredients. Introduction of new products and product extensions requires significant development and marketing investment. If our products fail to meet consumer preference, or we fail to introduce new and improved products on a timely basis, then the return on that investment will be less than anticipated and our strategy to grow sales and profits with investments in marketing and innovation will be less successful. Similarly, demand for our products could be affected by consumer concerns regarding the health effects of ingredients such as sodium, trans fats, sugar, processed wheat, or other product ingredients or attributes.

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

Our facilities and products are subject to many laws and regulations administered by the United States Department of Agriculture, the Federal Food and Drug Administration, the Occupational Safety and Health Administration, and other federal, state, local, and foreign governmental agencies relating to the processing, packaging, storage, distribution, advertising, labeling, quality, and safety of food products, the health and safety of our employees, and the protection of the environment. Our failure to comply with applicable laws and regulations could subject us to lawsuits, administrative penalties and injunctive relief, civil remedies, including fines, injunctions, and recalls of our products. Our operations are also subject to extensive and increasingly stringent regulations administered by the Environmental Protection Agency, which pertain to the discharge of materials into the environment and the handling and disposition of wastes. Failure to comply with these regulations can have serious consequences, including civil and administrative penalties and negative publicity. Changes in applicable laws or regulations or evolving interpretations thereof, including increased government regulations to limit carbon dioxide and other greenhouse gas emissions as a result of concern over climate change, may result in increased compliance costs, capital expenditures, and other financial obligations for us, which could affect our profitability or impede the production or distribution of our products, which could affect our net operating revenues.

Our information technology resources must provide efficient connections between our business functions, or our results of operations will be negatively impacted.

Each year we engage in billions of dollars of transactions with our customers and vendors. Because the amount of dollars involved is so significant, our information technology resources must provide connections among our marketing, sales, manufacturing, logistics, customer service, and accounting functions. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure and to maintain the related automated and manual control processes, we could be subject to billing and collection errors, business disruptions, or damage resulting from security breaches. We began implementing new financial and operational information technology systems in fiscal 2008 and placed systems into production during fiscal 2008, 2009, and 2010. Additional changes and enhancements will be placed into production at various times in fiscal 2011. If future implementation problems are encountered, our results of operations could be negatively impacted.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters are located in Omaha, Nebraska. In addition, certain shared service centers are located in Omaha, Nebraska, including a product development facility, supply chain center, business services center, and an information technology center. The general offices and location of principal operations are set forth in the following summary of our locations. We also lease many sales offices mainly in the United States.

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

As of July 22, 2010, thirty-nine domestic manufacturing facilities in Arkansas, California, Georgia, Illinois, Indiana, Iowa, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, North Carolina, Ohio, Oregon, Pennsylvania, Tennessee, and Wisconsin. Four international manufacturing facilities in Canada and Mexico (one 50% owned) and one in Arroyo Dulce, Argentina.

COMMERCIAL FOODS REPORTING SEGMENT

Domestic general, marketing, and administrative offices in Omaha, Nebraska, Eagle, Idaho, and Tri-Cities, Washington. International general and merchandising offices in Beijing, China, Shanghai, China, Tokyo, Japan, and Singapore.

As of July 22, 2010, forty-one domestic production facilities in Alabama, California, Colorado, Florida, Georgia, Idaho, Illinois, Minnesota, Nebraska, New Jersey, Ohio, Oregon, Pennsylvania, Texas, Utah, and Washington; one international production facility in Guaynabo, Puerto Rico and Qingdao, China; one manufacturing facility in Taber, Canada; one 50% owned manufacturing facility in each of Colorado, Minnesota, Washington, and the United Kingdom; one 67% owned manufacturing facility in Puerto Rico, and three 50% owned manufacturing facilities in the Netherlands.

In addition, we are currently constructing a potato processing facility near Delhi, Louisiana, which is scheduled to open in the fall of 2010.

ITEM 3.	LEGAL PROCEEDINGS

In fiscal 1991, we acquired Beatrice Company (“Beatrice”). As a result of the acquisition and the significant pre-acquisition contingencies of the Beatrice businesses and its former subsidiaries, our consolidated post-acquisition financial statements reflect liabilities associated with the estimated resolution of these contingencies. These include various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by us. The litigation includes suits against a number of lead paint and pigment manufacturers, including ConAgra Grocery Products and the Company as alleged successors to W. P. Fuller Co., a lead paint and pigment manufacturer owned and operated by Beatrice until 1967. Although decisions favorable to us have been rendered in Rhode Island, New Jersey, Wisconsin, and Ohio, we remain a defendant in active suits in Illinois and California. The Illinois suit seeks class-wide relief in the form of medical monitoring for elevated levels of lead in blood. In California, a number of cities and counties have joined in a consolidated action seeking abatement of the alleged public nuisance.

The environmental proceedings include litigation and administrative proceedings involving Beatrice’s status as a potentially responsible party at 36 Superfund, proposed Superfund, or state-equivalent sites; these sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. Beatrice has paid or is in the process of paying its liability share at 33 of these sites. Reserves for these matters have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and our experience in remediating sites. The reserves for Beatrice environmental matters totaled $70 million as of May 30, 2010, a majority of which relates to the Superfund and state-equivalent sites referenced above. The reserve for Beatrice environmental matters reflects a reduction in pre-tax expense of approximately $15 million made in the third quarter of fiscal 2010 due to favorable regulatory developments at one of the sites. We expect expenditures for Beatrice environmental matters to continue for up to 20 years.

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

An investigation by the Division of Enforcement of the U.S. Commodity Futures Trading Commission (“CFTC”) of certain commodity futures transactions of a former Company subsidiary has led to an investigation of us by the CFTC. The investigation may result in litigation by the CFTC against us. The former subsidiary was sold on June 23, 2008, as part of the divestiture of our trading and merchandising operations. The CFTC’s Division of

Enforcement has advised us that it questions whether certain trading activities of the former subsidiary violated the Commodity Exchange Act and that the CFTC has been evaluating whether we should be implicated in the matter based on the existence of the parent-subsidiary relationship between the two entities at the time of the trades. Based on information we have learned to date, we believe that both we and the former subsidiary have meritorious defenses. There have been discussions with the CFTC concerning resolution of this matter. We also believe the sale contract with the purchaser of the business provides us indemnification rights. Accordingly, we do not believe any decision by the CFTC to pursue this matter will have a material adverse effect on our financial condition or results of operations. If litigation ensues, we intend to defend this matter vigorously.

After taking into account liabilities recognized for all of the foregoing matters, management believes the ultimate resolution of such matters should not have a material adverse effect on our financial condition, results of operations, or liquidity.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange where it trades under the ticker symbol: CAG. At June 27, 2010, there were approximately 24,600 shareholders of record.

Quarterly sales price and dividend information is set forth in Note 23 “Quarterly Financial Data (Unaudited)” to the consolidated financial statements and incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents the total number of shares of common stock purchased during the fourth quarter of fiscal 2010, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

				Maximum Number (or
	Total Number	Average	Total Number of Shares	Approximate Dollar
	of Shares (or	Price Paid	Purchased as Part of	Value) of Shares that
	Units)	per Share	Publicly Announced	may yet be Purchased
Period	Purchased	(or Unit)	Plans or Programs (1)	under the Program (1)

February 29 through March 28, 2010	—	—	—	$500,062,000
March 29 through April 25, 2010	3,999,159	25.01	3,999,159	$400,062,000
April 26 through May 30, 2010	—	—	—	$400,062,000

Total Fiscal 2010 Fourth Quarter	3,999,159	25.01	3,999,159	$400,062,000

(1)	Pursuant to publicly announced share repurchase programs from December 2003 through May 30, 2010, we have repurchased approximately 110.5 million shares at a cost of $2.6 billion. The current program has no expiration date.

ITEM 6.	SELECTED FINANCIAL DATA

For the Fiscal Years Ended May	2010	2009	2008	2007	2006

Dollars in millions, except per share amounts
Net sales (1)	$12,079.4	$12,426.1	$11,248.2	$10,178.4	$9,908.6
Income from continuing operations (1)	$744.8	$617.8	$491.1	$454.1	$442.9
Net income attributable to ConAgra Foods, Inc.	$725.8	$978.4	$930.6	$764.6	$533.8
Basic earnings per share:
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders (1)	$1.68	$1.36	$1.01	$0.90	$0.85
Net income attributable to ConAgra Foods, Inc. common stockholders	$1.63	$2.16	$1.91	$1.52	$1.03
Diluted earnings per share:
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders (1)	$1.67	$1.36	$1.00	$0.90	$0.85
Net income attributable to ConAgra Foods, Inc. common stockholders	$1.62	$2.15	$1.90	$1.51	$1.03
Cash dividends declared per share of common stock	$0.7900	$0.7600	$0.7500	$0.7200	$0.9975
At Year-End
Total assets	$11,738.0	$11,073.3	$13,682.5	$11,835.5	$11,970.4
Senior long-term debt (noncurrent)	$3,030.5	$3,259.5	$3,180.4	$3,211.7	$2,745.9
Subordinated long-term debt (noncurrent)	$195.9	$195.9	$200.0	$200.0	$400.0

(1)	Amounts exclude the impact of discontinued operations of the trading and merchandising business, the international agricultural products operations, the specialty meats foodservice business, the packaged meats and cheese businesses, the seafood business, the Knott’s Berry Farm® business, the Cook’s® Ham business, the Fernando’s® business, and the Gilroy Foods & Flavorstm operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a summary of significant factors relevant to our financial performance and condition. The discussion should be read together with our consolidated financial statements and related notes in Item 8, Financial Statements and Supplementary Data. Results for the fiscal year ended May 30, 2010 are not necessarily indicative of results that may be attained in the future.

Executive Overview

ConAgra Foods, Inc. (NYSE: CAG) is one of North America’s leading food companies, with brands in 96% of America’s households. Consumers find Banquet®, Chef Boyardee®, Egg Beaters®, Healthy Choice®, Hebrew National®, Hunt’s®, Marie Callender’s®, Orville Redenbacher’s®, PAM®, Peter Pan®, Reddi-wip®, and many other ConAgra Foods brands in grocery, convenience, mass merchandise, and club stores. ConAgra Foods also has a strong business-to-business presence, supplying frozen potato and sweet potato products, as well as other vegetable, spice, and grain products to a variety of well-known restaurants, foodservice operators, and commercial customers.

Fiscal 2010 diluted earnings per share were $1.62, including $1.67 per diluted share of income from continuing operations and a loss of $0.05 per diluted share from discontinued operations. Fiscal 2009 diluted earnings per share were $2.15, including income from continuing operations of $1.36 per diluted share and income from discontinued operations of $0.79 per diluted share. Several items affect the comparability of results, as discussed below.

Items Impacting Comparability

Items of note impacting comparability for fiscal 2010 included the following:

Reported within Continuing Operations

•	charges totaling $40 million ($25 million after-tax) under our restructuring plans,

•	charges totaling $33 million ($21 million after-tax) related to an impairment of a partially completed production facility,

•	a benefit of $15 million ($9 million after-tax) from a favorable adjustment relating to an environmental liability,

•	charges totaling $14 million ($9 million after-tax) for transaction-related costs associated with securing federal tax benefits related to the Delhi, LA sweet potato production facility,

•	a gain of $14 million ($9 million after-tax) from the sale of the Luck’s® brand, and

•	a benefit of $20 million from a lower-than-planned income tax rate.

Reported within Discontinued Operations

•	Charges totaling $59 million ($40 million after-tax) primarily representing a write-down of the carrying value of the assets of the company’s discontinued dehydrated vegetable operations.

Items of note impacting comparability for fiscal 2009 included the following:

Reported within Continuing Operations

•	charges totaling $50 million ($31 million after-tax) related to debt refinancing,

•	charges totaling $10 million ($8 million after-tax) under our restructuring plans,

•	charges totaling $33 million ($20 million after-tax) related to a product recall and associated insurance coverage dispute,

•	a gain of $19 million ($11 million after-tax) resulting from the Pemmican® beef jerky divestiture, and

•	net tax benefits of approximately $6 million primarily related to changes in estimates.

In addition, fiscal 2009 diluted income per share benefited by approximately $0.03 as a result of the fiscal year including 53 weeks.

Recent developments in our strategies and action plans include:

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

The costs incurred and insurance recoveries recognized, to date, are reflected in our consolidated financial statements, as follows:

	Fiscal Year Ended May 30, 2010
	Consumer
(in millions)	Foods	Corporate	Total

Cost of goods sold:
Inventory write-downs and other costs	$12	$—	$12
Selling, general and administrative expenses:
Fixed asset impairments, clean-up costs, etc.	$47	$3	$50
Insurance recoveries recognized	(58)	—	(58)

Total selling, general and administrative expenses	$(11)	$3	$(8)

Net loss	$1	$3	$4

The amounts in the table, above, exclude lost profits due to the interruption of the business, as well as any related business interruption insurance recoveries.

Through May 30, 2010, we had received payment advances from the insurers of approximately $85 million for our initial insurance claims for this matter, $58 million of which has been recognized as a reduction to selling, general and administrative expenses. We anticipate final settlement of the claim will occur in fiscal 2011. Based on management’s current assessment of production options, the expected level of insurance proceeds, and the estimated potential amount of losses and impact on the Slim Jim® brand, we do not believe that the accident will have a material adverse effect on our results of operations, financial condition, or liquidity. We expect Slim Jim® profitability to reach pre-accident levels by fiscal 2012.

In the fourth quarter of fiscal 2010, we determined that certain additional equipment located in the facility, with a carrying value of approximately $12 million, was impaired (impairment included in the table above). We expect to be reimbursed by our insurers for the cost of replacing these assets, and we have recognized a $12 million insurance recovery in fiscal 2010 (included in the table above), representing the carrying value of these destroyed assets.

Restructuring Plans

In March 2010, we announced a plan, authorized by our Board of Directors, related to the long-term production of our meat snack products. The plan provides for the closure of our meat snacks production facility in Garner, North Carolina, and the movement of production to our existing facility in Troy, Ohio. Since the Garner accident, the Troy facility has been producing a portion of our meat snack products. Upon completion of the plan’s implementation, which is expected to be in the second quarter of fiscal 2012, the Troy facility will be our primary meat snacks production facility. This plan is expected to result in the termination of approximately 500 employee positions in Garner and the creation of approximately 200 employee positions in Troy.

In May 2010, we made a decision to move certain administrative functions from Edina, Minnesota, to Naperville, Illinois. We expect to complete the transition of these functions in the first half of fiscal 2011. This plan, together with the plan to move production of our meat snacks from Garner, North Carolina to Troy, Ohio, are collectively referred to as the 2010 restructuring plan (“2010 plan”). In connection with the 2010 plan, we expect to incur pre-tax cash and non-cash charges for asset impairments, accelerated depreciation, severance, relocation, and site closure costs of $67 million. In fiscal 2010, we recognized charges of approximately $39 million in relation to these plans.

As part of a focus on cost reduction, we previously initiated restructuring plans focused on streamlining our supply chain, reducing selling, general, and administrative costs (“2006-2008 restructuring plan”), and streamlining the Consumer Foods international operations (“2008-2009 restructuring plan”). As part of the 2006-2008 restructuring plan, we began construction of a new production facility in fiscal 2007. As a result of an updated assessment of manufacturing strategies and the related impact on this partially completed production facility, we decided to divest this facility. Accordingly, in the fourth quarter of fiscal 2010, we recognized a non-cash impairment charge of $33 million, representing a write-down of the carrying value of the assets to fair value based on anticipated proceeds from the sale. This charge is reflected in selling, general and administrative expenses within the Consumer Foods segment.

Acquisitions

In June 2010, subsequent to the end of our fiscal 2010, we acquired the assets of American Pie, LLC, a manufacturer of frozen fruit pies, thaw and serve pies, fruit cobblers, and pie crusts under the licensed Marie Callender’s® and Claim Jumper® trade names, as well as frozen dinners, pot pies, and appetizers under the Claim Jumper® trade name. This business is included in the Consumer Foods segment.

During the fourth quarter of fiscal 2010, we completed the acquisition of Elan Nutrition (“Elan”), a privately held formulator and manufacturer of private label snack and nutrition bars, for approximately $103 million in cash. We expect the acquisition to add approximately $100 million to our Consumer Foods segment net sales in fiscal 2011, and we expect this acquisition to be accretive to operating cash flows immediately.

Divestiture of Gilroy Dehydrated Vegetable Business

In July 2010, subsequent to the end of our fiscal 2010, we completed the sale of substantially all of the assets of Gilroy Foods & Flavorstm dehydrated garlic, onion, capsicum and Controlled Moisturetm, GardenFrost®, Redi-Madetm, and fresh vegetable operations for $250 million in cash, subject to final working capital adjustments. Based on our estimate of proceeds from the sale of this business, we recognized impairment and related charges totaling $59 million ($40 million after-tax) in the fourth quarter of fiscal 2010. We reflected the results of these operations as discontinued operations for all periods presented.

Sweet Potato Investment

In August 2009, we announced plans to build a new, environmentally friendly potato processing facility near Delhi, Louisiana, designed primarily to process sweet potatoes from the region into french fries and related products. As anticipated, the new facility is scheduled to open in the fall of 2010.

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

During fiscal 2010, we completed the transition of the direct management of the Consumer Foods reporting segment from the Chief Executive Officer to the Consumer Foods President position. In conjunction with this organizational change, beginning in fiscal 2010, we have aligned our segment reporting to be consistent with the manner in which our operating results are presented to, and reviewed by, our Chief Executive Officer. All prior periods have been recast to reflect this change.

In February 2010, we completed the sale of our Luck’s® brand for proceeds of approximately $22 million in cash, resulting in a pre-tax gain of $14 million ($9 million after-tax), reflected in selling, general and administrative expenses.

In June 2009, we completed the divestiture of the Fernando’s® foodservice business for proceeds of $6 million in cash. We reflect the results of these operations as discontinued operations for all periods presented. The assets and liabilities of the divested Fernando’s® business have been reclassified as assets and liabilities held for sale within our consolidated balance sheets for all periods prior to divestiture.

Commercial Foods

The Commercial Foods reporting segment includes commercially branded foods and ingredients, which are sold principally to foodservice, food manufacturing, and industrial customers. The segment’s primary products include: specialty potato products, milled grain ingredients, and a variety of vegetable products, seasonings, blends, and flavors, which are sold under brands such as ConAgra Mills®, Lamb Weston®, and Spicetec®.

During the first quarter of fiscal 2010, we transferred the management of the Alexia® frozen food operations from the Consumer Foods segment to the Commercial Foods segment. Segment results have been recast to reflect this change.

As discussed above, we reflected the results of the Gilroy Foods & FlavorsTM operations as discontinued operations for all periods presented. The assets and liabilities of the divested Gilroy Foods & FlavorsTM dehydrated vegetable business have been reclassified as assets and liabilities held for sale within our consolidated balance sheets for all periods presented.

Presentation of Derivative Gains (Losses) for Economic Hedges of Forecasted Cash Flows in Segment Results

In fiscal 2009, following the sale of our trading and merchandising operations and related organizational changes, we transferred the management of commodity hedging activities (except for those related to our milling operations) to a centralized procurement group. Beginning in the first quarter of fiscal 2009, we began to reflect realized and unrealized gains and losses from derivatives (except for those related to our milling operations) used to economically hedge anticipated commodity consumption in earnings immediately within general corporate expenses. The gains and losses are reclassified to segment operating results in the period in which the underlying item being economically hedged is recognized in cost of goods sold. We believe this change results in better segment management focus on key operational initiatives and improved transparency to derivative gains and losses.

Foreign currency derivatives used to manage foreign currency risk of forecasted cash flows are not designated for hedge accounting treatment. We believe these derivatives provide economic hedges of the foreign currency risk of certain forecasted transactions. As such, these derivatives are recognized at fair market value with realized and unrealized gains and losses recognized in general corporate expenses. The gains and losses are subsequently recognized in the operating results of the reporting segments in the period in which the underlying transaction being economically hedged is included in earnings.

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology (in millions):

	Fiscal Year Ended
	May 30,	May 31,
	2010	2009

Net derivative losses incurred	$(17)	$(77)
Less: Net derivative losses allocated to reporting segments	(19)	(72)

Net derivative gains (losses) recognized in general corporate expenses	$2	$(5)

Net derivative losses allocated to Consumer Foods	$(14)	$(48)
Net derivative losses allocated to Commercial Foods	(5)	(24)

Net derivative losses included in segment operating profit	$(19)	$(72)

Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify losses of $5 million and gains of $2 million to segment operating results in fiscal 2011 and 2012 and thereafter, respectively. Amounts allocated, or to be allocated, to segment operating results during fiscal 2010 and 2011 include $5 million of losses incurred during fiscal 2009.

During fiscal 2008, derivative instruments used to create economic hedges of such commodity inputs were marked-to-market each period with both realized and unrealized changes in market value immediately included in cost of goods sold within segment operating profit. In fiscal 2008, net derivative gains from economic hedges of forecasted commodity consumption and foreign currency risk of certain forecasted transactions were $63 million in the Consumer Foods segment and $23 million in the Commercial Foods segment.

2010 vs. 2009

Net Sales
($ in millions)

	Fiscal 2010	Fiscal 2009	% Increase/
Reporting Segment	Net Sales	Net Sales	(Decrease)

Consumer Foods	$8,002	$7,979	—%
Commercial Foods	4,077	4,447	(8)%

Total	$12,079	$12,426	(3)%

Overall, our net sales decreased $347 million to $12.08 billion in fiscal 2010, primarily driven by fiscal 2009 including 53 weeks, as well as lower flour milling net sales in fiscal 2010 resulting from lower underlying wheat costs passed on to customers. This decrease was partially offset by improved pricing and mix in the Consumer Foods segment and the Lamb Weston® specialty potato products business in the Commercial Foods segment. Volume reflected a benefit of approximately 2% in fiscal 2009 due to the inclusion of the additional week of results.

Consumer Foods net sales for fiscal 2010 were $8.0 billion, basically flat as compared to fiscal 2009. Results reflected flat volume and essentially unchanged net pricing and mix. Volume reflected a benefit of approximately 2% in fiscal 2009 due to the inclusion of the additional week of results. Excluding the impact of the additional week, volume increased 2% in fiscal 2010, reflecting successful innovation and marketing.

Sales of products associated with some of our other most significant brands, including Chef Boyardee®, Healthy Choice®, Hunt’s®, Marie Callender’s®, Orville Redenbacher’s®, Reddi-wip®, and Snack Pack® grew in fiscal 2010. Sales of Blue Bonnet® and Wesson® declined by 19% and 7%, respectively, in fiscal 2010, as compared to fiscal 2009, largely due to the impact of passing through lower vegetable oil costs. Other significant brands whose products experienced sales declines in fiscal 2010 include ACT II®, Banquet®, Egg Beaters®, Kid Cuisine®, Libby’s®, PAM®, and Slim Jim®.

Commercial Foods net sales were $4.08 billion in fiscal 2010, a decrease of $370 million, or 8% compared to fiscal 2009. Net sales in our flour milling business were approximately $330 million lower in fiscal 2010 than in fiscal 2009, principally reflecting the pass-through of lower wheat prices. Results also reflected a slight decrease in sales in our Lamb Weston® specialty potato products business, reflecting lower volume of approximately 2%, partially offset by improved pricing and mix. Volume reflected a benefit of approximately 2% in fiscal 2009 due to the inclusion of the additional week of results. Excluding the impact of the additional week, volume was essentially unchanged in fiscal 2010, as compared to fiscal 2009.

Selling, General and Administrative Expenses (includes General Corporate Expense) (“SG&A”)

SG&A expenses totaled $1.82 billion for fiscal 2010, an increase of 8% compared to fiscal 2009. We estimate that the inclusion of the extra week in the fiscal 2009 results increased SG&A expenses by approximately 2% in that fiscal year.

Selling, general and administrative expenses for fiscal 2010 reflected the following:

•	an increase in incentive compensation expense of $99 million,

•	charges totaling $36 million in connection with the Company’s 2010 plan, consisting of charges related to the Company’s decision to move manufacturing activities in Garner, North Carolina to Troy, Ohio, and the Company’s decision to move administrative functions in Edina, Minnesota to Naperville, Illinois,

•	a charge of $33 million in connection with the impairment of a partially completed production facility,

•	an increase in advertising and promotion expense of $29 million,

•	an increase in self-insured medical expense of $15 million,

•	a benefit of $15 million associated with a favorable adjustment to an environmental-related liability,

•	transaction-related costs of $14 million associated with securing federal tax benefits related to the Delhi, LA sweet potato production facility (the associated income tax benefits will be recognized in future periods),

•	a $14 million gain on the sale of the Luck’s® brand,

•	increase in stock-based compensation expense of $13 million,

•	a decrease in charitable donations of $9 million, and

•	a net benefit of $8 million, representing SG&A expenses associated with the Garner accident that were more than offset by insurance recoveries.

Selling, general and administrative expenses for fiscal 2009 reflected the following:

•	a charge of $50 million representing the net premium and fees paid to retire certain debt instruments prior to maturity,

•	a charge of $25 million related to a coverage dispute with an insurer,

•	a gain of $19 million from the sale of the Pemmican® brand,

•	charges related to peanut butter and pot pie recalls of $11 million,

•	charges of $10 million related to the execution of our restructuring plans, and

•	$5 million of income, net of direct pass-through costs, for reimbursement of expenses related to transition services provided to the buyers of certain divested businesses.

Operating Profit
(Earnings before general corporate expense, interest expense (net), income taxes, and equity method investment earnings)
($ in millions)

	Fiscal 2010	Fiscal 2009
	Operating	Operating	% Increase/
Reporting Segment	Profit	Profit	(Decrease)

Consumer Foods	$1,113	$949	17%
Commercial Foods	539	543	(1)%

Consumer Foods operating profit increased $164 million in fiscal 2010 versus the prior year to $1.1 billion. Gross profits were $262 million higher in fiscal 2010 than in fiscal 2009 driven by the impact of lower commodity input costs and the benefit of supply chain cost savings initiatives. Consumer Foods SG&A expenses were higher in fiscal 2010 than in fiscal 2009, reflecting a $35 million increase in incentive compensation expenses and a $22 million increase in advertising and promotion expenses. The Consumer Foods segment recognized a $14 million gain on the sale of the Luck’s® brand in fiscal 2010. Charges totaling $36 million were recognized in the Consumer Foods segment in fiscal 2010 in connection with our 2010 plan, including charges related to our decision to move manufacturing activities in Garner, North Carolina to Troy, Ohio, and our decision to move administrative functions in Edina, Minnesota to Naperville, Illinois. An additional charge of $33 million was recognized in connection with the impairment of a production facility, as we made a decision to divest the partially completed facility. The Consumer Foods segment recognized a $19 million gain on the sale of the Pemmican® brand, incurred costs of product recalls classified as SG&A expense of $11 million, and incurred costs of $8 million in connection with our restructuring plans in fiscal 2009. The impact of foreign currencies, including related economic hedges, resulted in a reduction of operating profit of approximately $9 million in fiscal 2010, as compared to fiscal 2009.

The Garner accident in June 2009 resulted in charges within SG&A totaling $47 million for the impairment of property, plant and equipment, workers’ compensation, site clean-up, and other related costs in fiscal 2010 (in addition to inventory write-downs and other related costs of $12 million recognized in cost of goods sold). The impact of these charges was offset by insurance recoveries of $58 million in fiscal 2010 for the involuntary conversion of assets. Gross profits from Slim Jim® branded products were $25 million and $51 million in fiscal 2010 and 2009, respectively, reflecting the impact of the disruption of production due to the accident.

Commercial Foods operating profit decreased $4 million in fiscal 2010 versus the prior year to $539 million. Improved gross profits in the flour milling business were partially offset by reduced gross profits in the specialty blend and flavorings business and the specialty potato business. Gross profits continued to be negatively impacted by challenging conditions in the foodservice channel as well as high production costs associated with a high cost and poor quality potato crop in our specialty potato business. Commercial Foods SG&A expenses were higher in fiscal 2010 than in fiscal 2009, reflecting a $5 million increase in incentive compensation expenses. Commercial Foods operating profit for fiscal 2009 reflected the benefit of the additional week of operations.

Interest Expense, Net

In fiscal 2010, net interest expense was $160 million, a decrease of $26 million, or 14%, from fiscal 2009. The reduction in net interest expense is primarily the result of increased capitalized interest and increased interest income in fiscal 2010. Interest income includes $83 million and $73 million in fiscal 2010 and 2009, respectively, from the payment-in-kind notes received in June 2008 in connection with the divestiture of our trading and merchandising operations.

Income Taxes

Our income tax expense was $362 million and $319 million in fiscal 2010 and 2009, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was 33% for fiscal 2010 and 34% in fiscal 2009. The lower effective tax rate in fiscal 2010 was reflective of favorable changes in estimates and audit settlements, as well as certain income tax credits and deductions identified in fiscal 2010 that related to prior periods. These benefits were offset, in part, by unfavorable tax consequences of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010.

The Company expects its effective tax rate in fiscal 2011, exclusive of any unusual transactions or tax events, to be approximately 34%.

Equity Method Investment Earnings

We include our share of the earnings of certain affiliates based on our economic ownership interest in the affiliates. Significant affiliates produce and market potato products for retail and foodservice customers. Our share of earnings from our equity method investments was $22 million ($2 million in the Consumer Foods segment and $20 million in the Commercial Foods segment) and $24 million ($3 million in the Consumer Foods segment and $21 million in the Commercial Foods segment) in fiscal 2010 and 2009, respectively. Equity method investment earnings in the Commercial Foods segment reflects continued difficult market conditions for our foreign and domestic potato ventures.

Results of Discontinued Operations

Our discontinued operations generated an after-tax loss of $22 million in fiscal 2010 and earnings of $361 million in fiscal 2009. In fiscal 2010, we decided to divest our dehydrated vegetable operations. As a result of this decision, we recognized an after-tax impairment charge of $40 million in fiscal 2010, representing a write-down of the carrying value of the related long-lived assets to fair value, based on the anticipated sales proceeds. In fiscal 2009, we completed the sale of the trading and merchandising operations and recognized an after-tax gain on the disposition of approximately $301 million. In the fourth quarter of fiscal 2009, we decided to sell certain small foodservice brands. The sale of these brands was completed in June 2009. We recognized after-tax impairment charges of $6 million in fiscal 2009, in anticipation of this divestiture.

Earnings Per Share

Our diluted earnings per share in fiscal 2010 were $1.62 (including earnings of $1.67 per diluted share from continuing operations and a loss of $0.05 per diluted share from discontinued operations). Our diluted earnings per share in fiscal 2009 were $2.15 (including earnings of $1.36 per diluted share from continuing operations and $0.79 per diluted share from discontinued operations) See “Items Impacting Comparability” above as several other significant items affected the comparability of year-over-year results of operations.

2009 vs. 2008

Net Sales
($ in millions)

	Fiscal 2009	Fiscal 2008
Reporting Segment	Net Sales	Net Sales	% Increase

Consumer Foods	$7,979	$7,400	8%
Commercial Foods	4,447	3,848	16%

Total	$12,426	$11,248	11%

Overall, our net sales increased $1.18 billion to $12.43 billion in fiscal 2009, reflecting improved pricing and mix in the Consumer Foods segment and increased pricing in the milling and specialty potato operations of the Commercial Foods segment, as well as an additional week in fiscal 2009.

Consumer Foods net sales for fiscal 2009 were $7.98 billion, an increase of 8% compared to fiscal 2008. Results reflected an increase of 7% from improved net pricing and product mix and flat volume. Volume reflected a benefit of approximately 2% in fiscal 2009 due to the inclusion of an additional week of results. The strengthening of the U.S. dollar relative to foreign currencies resulted in a reduction of net sales of approximately 1% as compared to fiscal 2008.

Sales of some of the segment’s most significant brands, including Banquet®, Blue Bonnet®, Chef Boyardee®, Crunch ’N Munch®, DAVID®, Healthy Choice®, Hebrew National®, Hunt’s®, Kid Cuisine®, La Choy®, Libby’s®, Manwich®, Marie Callender’s®, Peter Pan®, Orville Redenbacher’s®, Reddi-wip®, Rosarita®, Ro*Tel®, Slim Jim®, Snack Pack®, Swiss Miss®, The Max®, Van Camp’s®, and Wesson® grew in fiscal 2009. Sales of ACT II®, Egg Beaters®, and Pemmican® declined in fiscal 2009.

Commercial Foods net sales were $4.45 billion in fiscal 2009, an increase of $599 million, or 16% compared to fiscal 2008. Increased net sales reflected the pass through of higher wheat prices by the segment’s flour milling operations and higher selling prices in our Lamb Weston® specialty potato products business, partially offset by lower foodservice volumes for our potato products. Results reflected a benefit of approximately 2% due to the inclusion of an additional week in fiscal 2009. Net sales from Watts Brothers and Lamb Weston BSW, businesses acquired in the fourth quarter of fiscal 2008 and the second quarter of fiscal 2009, respectively, contributed $119 million to net sales in fiscal 2009.

SG&A Expenses (includes General Corporate Expense) (“SG&A”)

SG&A expenses totaled $1.68 billion for fiscal 2009, a decrease of 4% compared to fiscal 2008. We estimate that the inclusion of an extra week in the fiscal 2009 results increased SG&A expenses by approximately 2%.

SG&A expenses for fiscal 2009 reflected the following:

•	a decrease in incentive compensation expense of $53 million,

•	a charge of $50 million representing the net premium and fees paid to retire certain debt instruments prior to maturity,

•	a decrease in pension expense of $18 million,

•	a decrease in postretirement expense of $8 million,

•	a charge of $25 million related to a coverage dispute with an insurer,

•	a gain of $19 million from the sale of the Pemmican® brand,

•	a decrease in stock compensation expense of $17 million,

•	an increase in salaries expense of $10 million,

•	charges related to peanut butter and pot pie recalls of $11 million,

•	charges of $10 million related to the execution of our restructuring plans,

•	$5 million of income, net of direct pass-through costs, for reimbursement of expenses related to transition services provided to the buyers of certain divested businesses, and

•	an increase in advertising and promotion expense of $4 million.

Included in SG&A expenses for fiscal 2008 were the following items:

•	charges of $22 million related to the execution of our restructuring plans,

•	charges related to product recalls of $21 million, and

•	$14 million of income, net of direct pass-through costs, for reimbursement of expenses related to transition services provided to the buyers of certain divested businesses.

Operating Profit
(Earnings before general corporate expense, interest expense, net, income taxes, and equity method investment earnings)
($ in millions)

	Fiscal 2009	Fiscal 2008
	Operating	Operating	% Increase/
Reporting Segment	Profit	Profit	(Decrease)

Consumer Foods	$949	$830	14%
Commercial Foods	543	466	17%

Consumer Foods operating profit increased $119 million in fiscal 2009 versus the prior year to $949 million. Consumer Foods gross profit for fiscal 2009 was $2.03 billion, an increase of $45 million, or 2%, compared to fiscal 2008. The increase in gross profit reflected improved net pricing and mix and significant supply chain productivity savings, partially offset by significantly higher input costs. Consumer Foods gross profit in fiscal 2008 included approximately $28 million of costs related to the recalls of pot pie and peanut butter products. The increase in operating profit was also reflective of a number of other factors, including:

•	restructuring costs included in SG&A expenses of $8 million and $19 million in fiscal 2009 and 2008, respectively,

•	costs of the product recalls classified in SG&A expenses of approximately $11 million and $21 million in fiscal 2009 and 2008, respectively,

•	a decrease in incentive compensation expense of $21 million, and

•	a gain of approximately $19 million related to the sale of the Pemmican® brand.

Commercial Foods operating profit increased $77 million to $543 million in fiscal 2009. Operating profit improvement was principally driven by the improved gross profit. Commercial Foods gross profit was $758 million for fiscal 2009, an increase of $90 million, or 13%, compared to fiscal 2008. All major businesses in this segment experienced significantly higher input costs in fiscal 2009 than in fiscal 2008 and increased pricing to offset these higher costs. Improved results reflected increased gross profit in our flour milling operations due to high quality wheat crops and improved flour conversion margins. Our Lamb Weston BSW specialty potato business achieved increased gross profit in fiscal 2009, reflecting gross profit of $28 million from the Watts Brothers business acquired in late fiscal 2008 and the Lamb Weston BSW business acquired in the second quarter of fiscal 2009, as well as increased pricing that more than offset increased input costs and lower volume.

Interest Expense, Net

In fiscal 2009, net interest expense was $186 million, a decrease of $67 million, or 26%, from fiscal 2008. The reduction in net interest expense reflects interest income of $78 million in fiscal 2009, largely due to the payment-in-kind notes received in June 2008 in connection with the divestiture of our trading and merchandising operations.

Income Taxes

Our income tax expense was $319 million and $210 million in fiscal 2009 and 2008, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was 34% for fiscal 2009 and 30% in fiscal 2008. During fiscal 2008, we adjusted our estimates of income taxes payable due to increased benefits from a domestic manufacturing deduction and lower foreign income taxes.

Equity Method Investment Earnings

We include our share of the earnings of certain affiliates based on our economic ownership interest in the affiliates. Significant affiliates produce and market potato products for retail and foodservice customers. Our share of earnings from our equity method investments were $24 million ($3 million in the Consumer Foods segment and

$21 million in the Commercial Foods segment) and $50 million ($1 million in the Consumer Foods segment and $49 million in the Commercial Foods segment) in fiscal 2009 and 2008, respectively. The decrease in equity method investment earnings in Commercial Foods was driven by the reduced profits of a foreign potato venture, resulting primarily from excess supply of potato products in the foreign potato venture’s market.

Results of Discontinued Operations

Our discontinued operations generated after-tax earnings of $361 million in fiscal 2009. In fiscal 2009, we completed the sale of the trading and merchandising operations and recognized an after-tax gain on the disposition of approximately $301 million. In the fourth quarter of fiscal 2009, we decided to divest certain small foodservice brands. The sale of these brands was completed in June 2009, subsequent to our fiscal 2009. We recognized after-tax impairment charges of $6 million in fiscal 2009, in anticipation of this divestiture.

Our discontinued operations generated after-tax earnings of $439 million in fiscal 2008.

Earnings Per Share

Our diluted earnings per share in fiscal 2009 were $2.15 (including earnings of $1.36 per diluted share from continuing operations and $0.79 per diluted share from discontinued operations). Our diluted earnings per share in fiscal 2008 were $1.90 (including earnings of $1.00 per diluted share from continuing operations and $0.90 per diluted share from discontinued operations).

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

Commercial paper borrowings (usually less than 30 days maturity) are reflected in our consolidated balance sheets within notes payable. At May 30, 2010, we had a $1.5 billion multi-year revolving credit facility with a syndicate of financial institutions which matures in December 2011. The multi-year facility has historically been used principally as a back-up facility for our commercial paper program. As of May 30, 2010, there were no outstanding borrowings under the facility. Borrowings under the multi-year facility bear interest at or below prime rate and may be prepaid without penalty. The multi-year facility requires that our consolidated funded debt not exceed 65% of our consolidated capital base, and that our fixed charges coverage ratio be greater than 1.75 to 1.0. As of the end of fiscal 2010, the Company was in compliance with these financial covenants.

As of the end of fiscal 2010, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the revolving credit facility, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult.

We have repurchased shares of our common stock from time to time after considering market conditions as well as repurchase limits authorized by our Board of Directors. In February 2010, our Board of Directors approved a $500 million share repurchase program with no expiration date. We repurchased approximately 4 million shares of our common stock for approximately $100 million under this program in the fourth quarter of fiscal 2010. We completed an accelerated share repurchase program during fiscal 2009. We paid $900 million and received 38.4 million shares in the first quarter of fiscal 2009 when the program was initiated and an additional 5.6 million shares in the fourth quarter of fiscal 2009 under this program.

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

During the first quarter of fiscal 2009, we sold our trading and merchandising operations for proceeds of: 1) approximately $2.2 billion in cash, net of transaction costs, 2) $550 million (original principal amount) of payment-in-kind debt securities issued by the purchaser that were recorded at an initial estimated fair value of $479 million (the “Notes”), 3) a short-term receivable of $37 million due from the purchaser (which was subsequently collected in December 2008), and 4) a four-year warrant to acquire approximately 5% of the issued common equity of the parent company of the divested operations, which has been recorded at an estimated fair value of $1.8 million. In May 2010, we received $115 million as payment in full of all principal and interest due on the first tranche of notes from the purchaser, in advance of the scheduled June 19, 2010 maturity date. The remaining Notes had a carrying value of $490 million at May 30, 2010.

During the fourth quarter of fiscal 2010, we completed the sale of approximately 17,600 acres of farmland to an unrelated buyer and immediately entered into a long-term lease of the land with an affiliate of the buyer. We received proceeds of approximately $75 million in cash, removed the land from our balance sheet, and recorded a deferred gain of approximately $30 million (reflected primarily in noncurrent liabilities). The lease agreement has an initial term of ten years and two five-year renewal options. This lease will be accounted for as an operating lease. We will recognize the deferred gain as a reduction of rent expense over the lease term.

In July 2010, subsequent to the end of our fiscal 2010, we completed the sale of substantially all of the assets of Gilroy Foods & Flavorstm dehydrated garlic, onion, capsicum and Controlled Moisturetm, GardenFrost®, Redi-Madetm, and fresh vegetable operations for $250 million in cash, subject to final working capital adjustments.

Cash Flows

In fiscal 2010, we generated $710 million of cash, which was the net result of $1.47 billion generated from operating activities, $355 million used in investing activities, and $405 million used in financing activities.

Cash generated from operating activities of continuing operations totaled $1.44 billion for fiscal 2010 as compared to $987 million generated in fiscal 2009, reflecting increased income from continuing operations in fiscal 2010 and successful execution of our working capital management initiatives. Improvement in our accounts payable and inventory balances reflect the impact of our working capital initiatives as well as lower commodity costs in our flour milling business. The year-over-year improvement in operating cash flows also reflects lower incentive payments made in fiscal 2010 (earned in fiscal 2009), than those made in fiscal 2009. We also contributed $123 million to our Company-sponsored pension plans in fiscal 2010. Also included in cash generated from operating activities of continuing operations are insurance advances of $50 million for reimbursement of out-of-pocket expenses and foregone profits associated with the Garner, North Carolina accident. Cash generated from operating activities of discontinued operations was $30 million in fiscal 2010, primarily reflecting income from operations of the discontinued Gilroy Foods & Flavorstm dehydrated vegetable business and reduced inventory balances within that business. Cash used in operating activities of discontinued operations was $863 million in fiscal 2009, primarily due to the increase in commodity inventory balances and derivative assets in the trading and merchandising business during the brief period we held that business prior to its divestiture in June 2008.

Cash used in investing activities of continuing operations totaled $353 million in fiscal 2010 and $461 million in fiscal 2009. Investing activities of continuing operations in fiscal 2010 consisted primarily of capital expenditures of $483 million and acquisitions of businesses and intangibles (including Elan) totaling $107 million, partially offset by sales of businesses and brands (including the Luck’s® brand) of $22 million and sales of property, plant and equipment of $88 million. Also included in investing activities of continuing operations in fiscal 2010 was a cash inflow of $92 million (of the total receipt of $115 million) representing the payment in full of all principal and interest due on the first tranche of Notes from Gavilon, LLC, in advance of the scheduled maturity date (the remaining $23 million is reflected as cash generated from operating activities of continuing operations), and insurance advances of $35 million for the replacement of property, plant and equipment destroyed in the Garner accident. Investing activities of continuing operations in fiscal 2009 consisted primarily of capital expenditures of $430 million and expenditures of $80 million for acquisition of businesses and intangible assets. We generated

$2.25 billion of cash from investing activities of discontinued operations in fiscal 2009 from the disposition of the trading and merchandising business.

Cash used in financing activities totaled $405 million in fiscal 2010, as compared to cash used in financing activities of $1.83 billion in fiscal 2009. During fiscal 2010, we paid dividends of $347 million and repurchased approximately 4 million shares of our common stock for $100 million. During fiscal 2010, we also received net proceeds of $55 million from employees exercising stock options and tax payments related to issuance of stock awards. During fiscal 2009, we repurchased $900 million of our common stock as part of our share repurchase program, we reduced our short-term borrowings by $578 million, and paid dividends of $348 million. We refinanced certain of our long-term debt in fiscal 2009, issuing $1 billion aggregate principal amount of senior notes ($500 million maturing in 2014 and $500 million maturing in 2019.) We repaid $950 million aggregate principal amount of senior and subordinated notes throughout the year (net losses of $49 million on the retirement of debt are also reflected as financing cash outflows).

We estimate our capital expenditures in fiscal 2011 will be approximately $525 million, which will be partly offset by anticipated insurance proceeds related to the Garner accident. Management believes that existing cash balances, cash flows from operations, existing credit facilities, and access to capital markets will provide sufficient liquidity to meet our working capital needs, planned capital expenditures, and payment of anticipated quarterly dividends for at least the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

We use off-balance sheet arrangements (e.g., operating leases) where the sound business principles warrant their use. We periodically enter into guarantees and other similar arrangements as part of transactions in the ordinary course of business. These are described further in “Obligations and Commitments,” below.

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

Due to the consolidation of the variable interest entities, we reflected in our balance sheets (in millions):

	May 30,	May 31,
	2010	2009

Cash	$—	$1.2
Receivables, net	16.9	12.6
Inventories	1.4	3.1
Prepaid expenses and other current assets	0.3	0.1
Property, plant and equipment, net	96.5	100.5
Goodwill	18.8	18.6
Brands, trademarks and other intangibles, net	9.8	10.6

Total assets	$143.7	$146.7

Current installments of long-term debt	$6.4	$6.1
Accounts payable	12.2	4.3
Accrued payroll	0.3	0.2
Other accrued liabilities	0.7	0.7
Senior long-term debt, excluding current installments	76.8	83.3
Other noncurrent liabilities (minority interest)	24.8	27.3

Total liabilities	$121.2	$121.9

The liabilities recognized as a result of consolidating Lamb Weston BSW do not represent additional claims on our general assets. The creditors of Lamb Weston BSW have claims only on the assets of the specific variable interest entity to which they have advanced credit. The assets recognized as a result of consolidating Lamb Weston BSW are the property of the venture and are not available to us for any other purpose.

OBLIGATIONS AND COMMITMENTS

As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as debt agreements, lease agreements, and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as “take-or-pay” contracts). The unconditional purchase obligation arrangements are entered into in our normal course of business in order to ensure adequate levels of sourced product are available. Of these items, debt and capital lease obligations, which totaled $3.6 billion as of May 30, 2010, were recognized as liabilities in our consolidated balance sheet. Operating lease obligations and unconditional purchase obligations, which totaled approximately $692 million as of May 30, 2010, were not recognized as liabilities in our consolidated balance sheet, in accordance with generally accepted accounting principles.

A summary of our contractual obligations at the end of fiscal 2010 was as follows (including obligations of discontinued operations):

	Payments Due by Period
($ in millions)		Less than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Years

Long-term debt	$3,529.9	$255.4	$394.1	$585.3	$2,295.1
Capital lease obligations	64.5	5.4	8.9	6.0	44.2
Operating lease obligations	354.7	63.8	106.6	67.2	117.1
Purchase obligations	337.0	290.2	32.8	5.0	9.0

Total	$4,286.1	$614.8	$542.4	$663.5	$2,465.4

We are also contractually obligated to pay interest on our long-term debt and capital lease obligations. The weighted average interest rate of the long-term debt obligations outstanding as of May 30, 2010 was approximately 6.9%.

We consolidate the assets and liabilities of certain entities that have been determined to be variable interest entities and for which we have been determined to be the primary beneficiary of these entities. The amounts reflected in contractual obligations from long-term debt, in the table above, include $83 million of liabilities of these variable interest entities to the creditors of such entities. The long-term debt recognized as a result of consolidating Lamb Weston BSW entity does not represent additional claims on our general assets. The creditors of Lamb Weston BSW have claims only on the assets of the specific variable interest entity.

The purchase obligations noted in the table above do not reflect approximately $458 million of open purchase orders, some of which are not legally binding. These purchase orders will be settled in the ordinary course of business in less than one year.

As part of our ongoing operations, we also enter into arrangements that obligate us to make future cash payments only upon the occurrence of a future event (e.g., guarantee debt or lease payments of a third party should the third party be unable to perform). In accordance with generally accepted accounting principles, the following commercial commitments are not recognized as liabilities in our consolidated balance sheet. A summary of our commitments, including commitments associated with equity method investments, as of the end of fiscal 2010, is as follows:

	Amount of Commitment Expiration per Period
($ in millions)		Less than			After 5
Other Commercial Commitments	Total	1 Year	1-3 Years	3-5 Years	Years

Guarantees	$92.2	$35.2	$10.8	$12.0	$34.2
Other Commitments	0.4	0.4	—	—	—

Total	$92.6	$35.6	$10.8	$12.0	$34.2

In certain limited situations, we will guarantee an obligation of an unconsolidated entity. We guarantee certain leases and other commercial obligations resulting from the 2002 divestiture of our fresh beef and pork operations. The remaining terms of these arrangements do not exceed six years and the maximum amount of future payments we have guaranteed was approximately $16 million as of May 30, 2010. We have also guaranteed the performance of the divested fresh beef and pork business with respect to a hog purchase contract. The hog purchase contract requires the divested fresh beef and pork business to purchase a minimum of approximately 1.2 million hogs annually through 2014. The contract stipulates minimum price commitments, based in part on market prices, and in certain circumstances also includes price adjustments based on certain inputs.

We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At May 30, 2010, the amount of supplier loans effectively guaranteed by us was approximately $29 million. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.

We are a party to a supply agreement with an onion processing company. We have guaranteed repayment of a portion of a loan of this supplier, under certain conditions. At May 30, 2010, the term of the loan is 14 years. The amount of our guaranty was $25 million as of May 30, 2010. In the event of default on this loan by the supplier, we have the contractual right to purchase the loan from the lender, thereby giving us the rights to underlying collateral. We have not established a liability in connection with this guaranty, as we believe the likelihood of financial exposure to us under this agreement is remote.

Federal income tax credits were generated related to our sweet potato production facility currently under construction in Delhi, Louisiana. Third parties invested in certain of these income tax credits. We have guaranteed these third parties the face value of these income tax credits over their statutory lives, a period of seven years, in the event that the income tax credits are recaptured or reduced. The face value of the income tax credits was $21 million as of May 30, 2010. We believe the likelihood of the recapture or reduction of the income tax credits is remote, and therefore we have not established a liability in connection with this guarantee.

The obligations and commitments tables above do not include any reserves for uncertainties in income taxes, as we are unable to reasonably estimate the ultimate timing of settlement of our reserves for income taxes. The liability for gross unrecognized tax benefits at May 30, 2010 was $53 million.

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

Marketing Costs—We incur certain costs to promote our products through marketing programs, which include advertising, customer incentives, and consumer incentives. We recognize the cost of each of these types of marketing activities as incurred, in accordance with generally accepted accounting principles. The judgment required in determining when marketing costs are incurred can be significant. For volume-based incentives provided to customers, management must continually assess the likelihood of the customer achieving the specified targets. Similarly, for consumer coupons, management must estimate the level at which coupons will be redeemed by consumers in the future. Estimates made by management in accounting for marketing costs are based primarily on our historical experience with marketing programs with consideration given to current circumstances and industry trends. As these factors change, management’s estimates could change and we could recognize different amounts of marketing costs over different periods of time.

During fiscal 2010, we entered into over 120,000 individual marketing programs with customers and consumers, resulting in costs in excess of $2.5 billion. These costs are reflected as a reduction of net sales. Changes in the assumptions used in estimating the cost of any of the individual customer marketing programs would not result in a material change in our results of operations or cash flows.

Advertising and promotion expenses of continuing operations totaled $409 million, $381 million, and $377 million in fiscal 2010, 2009, and 2008, respectively.

Income Taxes—Our income tax expense is based on our income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our income tax expense and in evaluating our tax positions, including evaluating uncertainties. Management reviews tax positions at least quarterly and adjusts the balances as new information becomes available. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. Management evaluates the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These estimates of future taxable income inherently require significant judgment. Management uses historical experience and short and long-range business forecasts to develop such estimates. Further, we employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. To the extent management does not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.

Further information on income taxes is provided in Note 16 to the consolidated financial statements.

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

We have recognized a reserve of approximately $71 million for environmental liabilities as of May 30, 2010. The reserve for each site is determined based on an assessment of the most likely required remedy and a related estimate of the costs required to effect such remedy. Historically, the underlying assumptions utilized in estimating this reserve have been appropriate as actual payments have neither differed materially from the previously estimated reserve balances, nor have significant adjustments to this reserve balance been necessary. In fiscal 2010, based on changes in the regulatory environment applicable to a particular site, we reduced the recognized environmental liability by approximately $15 million.

Employment-Related Benefits—We incur certain employment-related expenses associated with pensions, postretirement health care benefits, and workers’ compensation. In order to measure the expense associated with these employment-related benefits, management must make a variety of estimates including discount rates used to measure the present value of certain liabilities, assumed rates of return on assets set aside to fund these expenses, compensation increases, employee turnover rates, anticipated mortality rates, anticipated health care costs, and employee accidents incurred but not yet reported to us. The estimates used by management are based on our historical experience as well as current facts and circumstances. We use third-party specialists to assist management in appropriately measuring the expense associated with these employment-related benefits. Different estimates used by management could result in us recognizing different amounts of expense over different periods of time. We had recognized a pension liability of

$470 million and $317 million, a postretirement liability of $321 million and $281 million, and a workers’ compensation liability of $73 million and $76 million, as of the end of fiscal 2010 and 2009, respectively.

We recognized pension expense from Company plans of $47 million, $38 million, and $56 million in fiscal years 2010, 2009, and 2008, respectively, which reflected expected returns on plan assets of $161 million, $159 million, and $149 million, respectively. We contributed $123 million, $112 million, and $8 million to our pension plans in fiscal years 2010, 2009, and 2008, respectively. We anticipate contributing approximately $116 million to our pension plans in fiscal 2011.

One significant assumption for pension plan accounting is the discount rate. We select a discount rate each year (as of our fiscal year-end measurement date for fiscal 2009 and thereafter) for our plans based upon a hypothetical bond portfolio for which the cash flows from coupons and maturities match the year-by-year projected benefit cash flows for our pension plans. The hypothetical bond portfolio is comprised of high-quality fixed income debt instruments (usually Moody’s Aa) available at the measurement date. Based on this information, the discount rate selected by us for determination of pension expense was 6.9% for fiscal year 2010, 6.6% for fiscal 2009, and 5.75% for fiscal 2008. We selected a discount rate of 5.8% for determination of pension expense for fiscal 2011. A 25 basis point increase in our discount rate assumption as of the beginning of fiscal 2010 would decrease pension expense for our pension plans by $1.6 million for the year. A 25 basis point decrease in our discount rate assumption as of the beginning of fiscal 2010 would increase pension expense for our pension plans by $1.7 million for the year. A 25 basis point increase in the discount rate would decrease pension expense by approximately $8.3 million for fiscal 2011. A 25 basis point decrease in the discount rate would increase pension expense by approximately $8.9 million for fiscal 2011. For our year-end pension obligation determination, we selected a discount rate of 5.8% and 6.9% for fiscal years 2010 and 2009, respectively.

Another significant assumption used to account for our pension plans is the expected long-term rate of return on plan assets. In developing the assumed long-term rate of return on plan assets for determining pension expense, we consider long-term historical returns (arithmetic average) of the plan’s investments, the asset allocation among types of investments, estimated long-term returns by investment type from external sources, and the current economic environment. Based on this information, we selected 7.75% for the long-term rate of return on plan assets for determining our fiscal 2010 pension expense. A 25 basis point increase/decrease in our expected long-term rate of return assumption as of the beginning of fiscal 2010 would decrease/increase annual pension expense for our pension plans by approximately $5 million. We selected an expected rate of return on plan assets of 7.75% to be used to determine our pension expense for fiscal 2011. A 25 basis point increase/decrease in our expected long-term rate of return assumption as of the beginning of fiscal 2011 would decrease/increase annual pension expense for our pension plans by approximately $5 million.

When calculating expected return on plan assets for pension plans, we use a market-related value of assets that spreads asset gains and losses (differences between actual return and expected return) over five years. The market-related value of assets used in the calculation of expected return on plan assets for fiscal 2010 was $232 million higher than the actual fair value of plan assets.

The rate of compensation increase is another significant assumption used in the development of accounting information for pension plans. We determine this assumption based on our long-term plans for compensation increases and current economic conditions. Based on this information, we selected 4.25% for fiscal years 2010 and 2009 as the rate of compensation increase for determining our year-end pension obligation. We selected 4.25% for the rate of compensation increase for determination of pension expense for fiscal 2010, 2009, and 2008. A 25 basis point increase in our rate of compensation increase assumption as of the beginning of fiscal 2010 would increase pension expense for our pension plans by approximately $1 million for the year. A 25 basis point decrease in our rate of compensation increase assumption as of the beginning of fiscal 2010 would decrease pension expense for our pension plans by approximately $1 million for the year. We selected a rate of 4.25% for the rate of compensation increase to be used to determine our pension expense for fiscal 2011. A 25 basis point increase/decrease in our rate of compensation increase assumption as of the beginning of fiscal 2011 would increase/decrease pension expense for our pension plans by approximately $1 million for the year.

We also provide certain postretirement health care benefits. We recognized postretirement benefit expense of $9 million, $15 million, and $23 million in fiscal 2010, 2009, and 2008, respectively. We reflected liabilities of

$321 million and $281 million in our balance sheets as of May 30, 2010 and May 31, 2009, respectively. We anticipate contributing approximately $36 million to our postretirement health care plans in fiscal 2011.

The postretirement benefit expense and obligation are also dependent on our assumptions used for the actuarially determined amounts. These assumptions include discount rates (discussed above), health care cost trend rates, inflation rates, retirement rates, mortality rates, and other factors. The health care cost trend assumptions are developed based on historical cost data, the near-term outlook, and an assessment of likely long-term trends. Assumed inflation rates are based on an evaluation of external market indicators. Retirement and mortality rates are based primarily on actual plan experience. The discount rate we selected for determination of postretirement expense was 6.6% for fiscal year 2010, 6.4% for fiscal 2009, and 5.5% for fiscal 2008. We have selected a discount rate of 5.4% for determination of postretirement expense for fiscal 2011. A 25 basis point increase/decrease in our discount rate assumption as of the beginning of fiscal 2010 would not have resulted in a material change to postretirement expense for our plans. We have assumed the initial year increase in cost of health care to be 8.0%, with the trend rate decreasing to 5.0% by 2016. A one percentage point change in the assumed health care cost trend rate would have the following effect:

	One Percent	One Percent
($ in millions)	Increase	Decrease

Effect on total service and interest cost	$1	$(1)
Effect on postretirement benefit obligation	21	(20)

We provide workers’ compensation benefits to our employees. The measurement of the liability for our cost of providing these benefits is largely based upon actuarial analysis of costs. One significant assumption we make is the discount rate used to calculate the present value of our obligation. The discount rate used at May 30, 2010 was 3.75%. A 25 basis point increase/decrease in the discount rate assumption would not have a material impact on workers’ compensation expense.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board issued guidance that requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The provisions of this guidance are effective as of the beginning of our fiscal 2011. Earlier application is prohibited. We are currently evaluating the impact of adopting this guidance.

RELATED-PARTY TRANSACTIONS

From time to time, one of our business units has engaged an environmental and agricultural engineering services firm. The firm is a subsidiary of an entity whose chief executive officer serves on our Board of Directors. Payments to this firm for environmental and agricultural engineering services and structures acquired totaled $0.3 million and $0.4 million in fiscal 2010 and fiscal 2009, respectively.

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

The principal market risks affecting us during fiscal 2010 and 2009 were exposures to price fluctuations of commodity and energy inputs, interest rates, and foreign currencies. These fluctuations impacted all reporting segments, as well as our trading and merchandising activities, which are presented as discontinued operations for all periods presented in our financial statements.

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

Effect of 10% change in market prices:

(in millions)	2010	2009

Processing Activities
Grains
High	$9	$14
Low	2	5
Average	6	10
Energy
High	7	6
Low	5	2
Average	6	4

Interest Rates—We may use interest rate swaps to manage the effect of interest rate changes on the fair value of our existing debt as well as the forecasted interest payments for the anticipated issuance of debt. During the fourth quarter of fiscal 2010, we entered into interest rate swap contracts used to hedge the fair value of certain of our senior long-term debt. The maximum potential loss from a hypothetical change of 1% in interest rates was approximately $24 million. At the end of fiscal 2009, we did not have any interest rate swap agreements outstanding.

As of May 30, 2010 and May 31, 2009, the fair value of our fixed rate debt was estimated at $4.1 billion and $3.7 billion, respectively, based on current market rates primarily provided by outside investment advisors. As of May 30, 2010 and May 31, 2009, a one percentage point increase in interest rates would decrease the fair value of our fixed rate debt by approximately $234 million and $196 million, respectively, while a one percentage point decrease in interest rates would increase the fair value of our fixed rate debt by approximately $256 million and $307 million, respectively.

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

Effect of 10% change in exchange rates:

(in millions)	2010	2009

Processing Businesses
High	$35	$5
Low	5	—
Average	17	2

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF EARNINGS

CONAGRA FOODS, INC. AND SUBSIDIARIES

Dollars in millions except per share amounts

	For the Fiscal Years Ended May
	2010	2009	2008

Net sales	$12,079.4	$12,426.1	$11,248.2
Costs and expenses:
Cost of goods sold	9,014.2	9,644.1	8,595.9
Selling, general and administrative expenses	1,820.0	1,683.6	1,747.6
Interest expense, net	160.4	186.0	252.9

Income from continuing operations before income taxes and equity method investment earnings	1,084.8	912.4	651.8
Income tax expense	362.1	318.6	210.4
Equity method investment earnings	22.1	24.0	49.7

Income from continuing operations	744.8	617.8	491.1
Income (loss) from discontinued operations, net of tax	(21.5)	361.2	439.5

Net income	$723.3	$979.0	$930.6

Less: Net income (loss) attributable to noncontrolling interests	(2.5)	0.6	—

Net income attributable to ConAgra Foods, Inc.	$725.8	$978.4	$930.6

Earnings per share—basic
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$1.68	$1.36	$1.01
Income (loss) from discontinued operations attributable to ConAgra Foods, Inc. common stockholders	(0.05)	0.80	0.90

Net income attributable to ConAgra Foods, Inc. common stockholders	$1.63	$2.16	$1.91

Earnings per share—diluted
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$1.67	$1.36	$1.00
Income (loss) from discontinued operations attributable to ConAgra Foods, Inc. common stockholders	(0.05)	0.79	0.90

Net income attributable to ConAgra Foods, Inc. common stockholders	$1.62	$2.15	$1.90

The accompanying Notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

CONAGRA FOODS, INC. AND SUBSIDIARIES

Dollars in millions

	For the Fiscal Years Ended May
	2010	2009	2008

Net income	$723.3	$979.0	$930.6
Other comprehensive income (loss):
Derivative adjustments, net of tax	0.2	(0.7)	(4.9)
Unrealized gains and losses on available-for-sale securities, net of tax:
Unrealized net holding losses arising during the period	—	(0.4)	(0.4)
Reclassification adjustment for losses (gains) included in net income	—	0.3	(3.8)
Currency translation adjustment:
Unrealized translation gains (losses) arising during the period	(3.7)	(72.1)	61.3
Reclassification adjustment for losses included in net income	—	2.0	—
Pension and postretirement healthcare liabilities, net of tax	(178.1)	(319.3)	238.6

Comprehensive income	541.7	588.8	1,221.4
Comprehensive income (loss) attributable to noncontrolling interests	(2.5)	0.6	—

Comprehensive income attributable to ConAgra Foods, Inc.	$544.2	$588.2	$1,221.4

The accompanying Notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

CONAGRA FOODS, INC. AND SUBSIDIARIES

Dollars in millions except share data

	May 30, 2010	May 31, 2009

ASSETS
Current assets
Cash and cash equivalents	$953.2	$243.2
Receivables, less allowance for doubtful accounts of $8.5 and $13.8	849.6	755.3
Inventories	1,606.5	1,821.7
Prepaid expenses and other current assets	307.3	269.5
Current assets held for sale	243.5	246.9

Total current assets	3,960.1	3,336.6

Property, plant and equipment
Land and land improvements	169.6	193.6
Buildings, machinery and equipment	4,141.8	3,845.5
Furniture, fixtures, office equipment and other	843.3	815.6
Construction in progress	248.2	271.3

	5,402.9	5,126.0
Less accumulated depreciation	(2,777.9)	(2,566.8)

Property, plant and equipment, net	2,625.0	2,559.2

Goodwill	3,552.1	3,483.6
Brands, trademarks and other intangibles, net	874.8	834.9
Other assets	695.6	768.1
Noncurrent assets held for sale	30.4	90.9

	$11,738.0	$11,073.3

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable	$0.6	$3.7
Current installments of long-term debt	260.2	23.9
Accounts payable	919.1	809.1
Accrued payroll	263.9	165.9
Other accrued liabilities	579.0	551.3
Current liabilities held for sale	13.4	20.2

Total current liabilities	2,036.2	1,574.1

Senior long-term debt, excluding current installments	3,030.5	3,259.5
Subordinated debt	195.9	195.9
Other noncurrent liabilities	1,541.3	1,317.0
Noncurrent liabilities held for sale	5.2	5.9

Total liabilities	6,809.1	6,352.4

Commitments and contingencies (Notes 17 and 18)
Common stockholders’ equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 567,907,172 and 567,154,823	2,839.7	2,835.9
Additional paid-in capital	897.5	884.4
Retained earnings	4,417.1	4,042.5
Accumulated other comprehensive loss	(285.3)	(103.7)
Less treasury stock, at cost, common shares 125,637,495 and 125,497,708	(2,945.1)	(2,938.2)

Total ConAgra Foods common stockholders’ equity	4,923.9	4,720.9
Noncontrolling interests	5.0	—

Total common stockholders’ equity	4,928.9	4,720.9

	$11,738.0	$11,073.3

The accompanying Notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY

CONAGRA FOODS, INC. AND SUBSIDIARIES

FOR THE FISCAL YEARS ENDED MAY

Dollars in millions except per share amounts

	ConAgra Foods, Inc. Stockholders’ Equity
					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Total
	Shares	Stock	Capital	Earnings	Income (Loss)	Stock	Interests	Equity

Balance at May 27, 2007	566.4	$2,832.2	$816.8	$2,856.0	$(5.9)	$(1,916.2)	$—	$4,582.9

Stock option and incentive plans	0.3	1.2	50.1	(1.6)		45.3		95.0
Currency translation adjustment					61.3			61.3
Repurchase of common shares						(188.0)		(188.0)
Unrealized loss on securities, net of reclassification adjustment					(4.2)			(4.2)
Derivative adjustment, net of reclassification adjustment					(4.9)			(4.9)
Adoption of new income tax accounting guidance				1.2				1.2
Adoption of new benefit plan accounting guidance				(11.7)	1.6			(10.1)
Pension and postretirement healthcare benefits					238.6			238.6
Dividends declared on common stock; $0.75 per share				(365.0)				(365.0)
Net income attributable to ConAgra Foods, Inc.				930.6				930.6

Balance at May 25, 2008	566.7	2,833.4	866.9	3,409.5	286.5	(2,058.9)	—	5,337.4

Stock option and incentive plans	0.5	2.5	17.5	(0.6)		20.7		40.1
Currency translation adjustment, net of reclassification adjustment					(70.1)			(70.1)
Repurchase of common shares						(900.0)		(900.0)
Unrealized loss on securities, net of reclassification adjustment					(0.1)			(0.1)
Derivative adjustment, net of reclassification adjustment					(0.7)			(0.7)
Adoption of new deferred compensation accounting guidance				(3.9)				(3.9)
Pension and postretirement healthcare benefits					(319.3)			(319.3)
Dividends declared on common stock; $0.76 per share				(340.9)				(340.9)
Net income attributable to ConAgra Foods, Inc.				978.4				978.4

Balance at May 31, 2009	567.2	2,835.9	884.4	4,042.5	(103.7)	(2,938.2)	—	4,720.9

Stock option and incentive plans	0.7	3.8	15.1	(1.3)		93.1		110.7
Currency translation adjustment					(3.7)			(3.7)
Repurchase of common shares						(100.0)		(100.0)
Derivative adjustment, net of reclassification adjustment					0.2			0.2
Activities of noncontrolling interests			(2.0)				5.0	3.0
Pension and postretirement healthcare benefits					(178.1)			(178.1)
Dividends declared on common stock; $0.79 per share				(349.9)				(349.9)
Net income attributable to ConAgra Foods, Inc.				725.8				725.8

Balance at May 30, 2010	567.9	$2,839.7	$897.5	$4,417.1	$(285.3)	$(2,945.1)	$5.0	$4,928.9

The accompanying Notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

CONAGRA FOODS, INC. AND SUBSIDIARIES

FOR THE FISCAL YEARS ENDED MAY

Dollars in millions

	2010	2009	2008

Cash flows from operating activities:
Net income	$723.3	$979.0	$930.6
Income from discontinued operations	(21.5)	361.2	439.5

Income from continuing operations	744.8	617.8	491.1
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	326.8	307.6	287.2
Gain on sale of businesses and equity method investments	(14.3)	(19.7)	—
Property, plant and equipment impairment charges	64.8	5.3	8.8
Impairment charges related to Garner accident	31.5	—	—
Insurance recoveries recognized related to Garner accident	(58.1)	—	—
Advances from insurance carriers related to Garner accident	50.2	—	—
Distributions from affiliates greater (less) than current earnings	8.5	17.4	(21.8)
Share-based payments expense	55.8	45.9	60.8
Loss on retirement of debt	—	49.2	—
Non-cash interest income on payment-in-kind notes	(67.9)	(43.0)	—
Contributions to Company pension plans	(122.6)	(112.0)	(8.3)
Other items	95.8	11.1	65.3
Change in operating assets and liabilities before effects of business acquisitions and dispositions:
Accounts receivable	(85.6)	73.1	(67.5)
Inventories	202.3	(44.2)	(258.6)
Prepaid expenses and other current assets	(20.0)	170.8	(136.8)
Accounts payable	73.8	17.7	23.0
Accrued payroll	97.1	(61.4)	(22.6)
Other accrued liabilities	59.9	(49.0)	(91.0)

Net cash flows from operating activities—continuing operations	1,442.8	986.6	329.6
Net cash flows from operating activities—discontinued operations	29.9	(862.6)	(236.9)

Net cash flows from operating activities	1,472.7	124.0	92.7

Cash flows from investing activities:
Purchase of marketable securities	—	—	(1,351.0)
Sales of marketable securities	—	—	1,352.0
Additions to property, plant and equipment	(482.9)	(429.6)	(429.0)
Advances from insurance carriers related to Garner accident	34.8	—	—
Purchase of leased warehouses	—	—	(39.2)
Sale of leased warehouses	—	—	35.6
Sale of businesses	21.7	29.7	—
Sale of property, plant and equipment	88.4	17.7	29.5
Purchase of businesses and intangible assets	(106.5)	(80.3)	(255.2)
Proceeds from collection of payment-in-kind note	91.9	—	—
Other items	—	1.9	1.5

Net cash flows from investing activities—continuing operations	(352.6)	(460.6)	(655.8)
Net cash flows from investing activities—discontinued operations	(2.7)	2,251.8	12.0

Net cash flows from investing activities	(355.3)	1,791.2	(643.8)

Cash flows from financing activities:
Net short-term borrowings	—	(578.3)	576.6
Issuance of long-term debt	—	990.1	—
Issuance of long-term debt by variable interest entity, net of repayments	—	40.0	—
Repayment of long-term debt	(15.8)	(1,015.7)	(85.0)
Repurchase of ConAgra Foods common shares	(100.0)	(900.0)	(188.0)
Cash dividends paid	(346.7)	(348.2)	(362.3)
Return of cash to minority interest holder	—	(20.0)	—
Exercise of stock options and issuance of other stock awards	54.7	6.1	37.5
Other items	3.9	(1.1)	(0.1)

Net cash flows from financing activities—continuing operations	(403.9)	(1,827.1)	(21.3)
Net cash flows from financing activities—discontinued operations	(0.6)	0.1	(0.5)

Net cash flows from financing activities	(404.5)	(1,827.0)	(21.8)

Effect of exchange rate changes on cash and cash equivalents	(2.9)	(16.7)	9.4
Net change in cash and cash equivalents	710.0	71.5	(563.5)
Discontinued operations cash activity included above:
Add: Cash balance included in assets held for sale at beginning of year	—	30.8	4.4
Less: Cash balance included in assets held for sale at end of year	—	—	(30.8)
Cash and cash equivalents at beginning of year	243.2	140.9	730.8

Cash and cash equivalents at end of year	$953.2	$243.2	$140.9

The accompanying Notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal years ended May 30, 2010, May 31, 2009, and May 25, 2008

Columnar Amounts in Millions Except Per Share Amounts

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year—The fiscal year of ConAgra Foods, Inc. (“ConAgra Foods”, “Company”, “we”, “us”, or “our”) ends the last Sunday in May. The fiscal years for the consolidated financial statements presented consist of 52-week periods for fiscal years 2010 and 2008 and a 53-week period for fiscal year 2009.

Basis of Consolidation—The consolidated financial statements include the accounts of ConAgra Foods, Inc. and all majority-owned subsidiaries. In addition, the accounts of all variable interest entities for which we have been determined to be the primary beneficiary are included in our consolidated financial statements from the date such determination is made. All significant intercompany investments, accounts, and transactions have been eliminated.

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

We review property, plant and equipment for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Recoverability of an asset considered “held-and-used” is determined by comparing the carrying amount of the asset to the undiscounted net cash flows expected to be generated from the use of the asset. If the carrying amount is greater than the undiscounted net cash flows expected to be generated by the asset, the asset’s carrying amount is reduced to its estimated fair value. An asset considered “held-for-sale” is reported at the lower of the asset’s carrying amount or fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 30, 2010, May 31, 2009, and May 25, 2008

Columnar Amounts in Millions Except Per Share Amounts

Goodwill and Other Identifiable Intangible Assets—Goodwill and other identifiable intangible assets with indefinite lives (e.g., brands or trademarks) are not amortized and are tested annually for impairment of value and whenever events or changes in circumstances indicate the carrying amount of the asset may be impaired. Impairment of identifiable intangible assets with indefinite lives occurs when the fair value of the asset is less than its carrying amount. If impaired, the asset’s carrying amount is reduced to its fair value. Goodwill is evaluated using a two-step impairment test at a reporting unit level. A reporting unit can be an operating segment or a business within an operating segment. The first step of the test compares the carrying value of a reporting unit, including goodwill, with its fair value. We estimate the fair value using level 3 inputs as defined by the fair value hierarchy. Refer to Note 21 for the definition of the levels in the fair value hierarchy. The inputs used to calculate the fair value include a number of subjective factors, such as (a) estimates of future cash flows, (b) estimates of our future cost structure, (c) discount rates for our estimated cash flows, (d) required level of working capital, (e) assumed terminal value and (f) time horizon of cash flow forecasts. If the carrying value of a reporting unit exceeds its fair value, we complete the second step of the test to determine the amount of goodwill impairment loss to be recognized. In the second step, we estimate an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill (including any unrecognized intangible assets). The impairment loss is equal to the excess of the carrying value of the goodwill over the implied fair value of that goodwill. Our annual impairment testing is performed during the fourth quarter using a discounted cash flow-based methodology.

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

Environmental Liabilities—Environmental liabilities are accrued when it is probable that obligations have been incurred and the associated amounts can be reasonably estimated. We use third-party specialists to assist management in appropriately measuring the obligations associated with environmental liabilities. Such liabilities are adjusted as new information develops or circumstances change. We do not discount our environmental liabilities as the timing of the anticipated cash payments is not fixed or readily determinable. Management’s estimate of our potential liability is independent of any potential recovery of insurance proceeds or indemnification arrangements. We have not reduced our environmental liabilities for potential insurance recoveries.

Employment-Related Benefits—Employment-related benefits associated with pensions, postretirement health care benefits, and workers’ compensation are expensed as such obligations are incurred. The recognition of expense is impacted by estimates made by management, such as discount rates used to value these liabilities, future health care costs, and employee accidents incurred but not yet reported. We use third-party specialists to assist management in appropriately measuring the obligations associated with employment-related benefits.

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

Fiscal years ended May 30, 2010, May 31, 2009, and May 25, 2008

Columnar Amounts in Millions Except Per Share Amounts

Marketing Costs—We promote our products with advertising, consumer incentives, and trade promotions. Such programs include, but are not limited to, discounts, coupons, rebates, and volume-based incentives. Advertising costs are expensed as incurred. Consumer incentives and trade promotion activities are recorded as a reduction of revenue or as a component of cost of goods sold based on amounts estimated as being due to customers and consumers at the end of the period, based principally on historical utilization and redemption rates. Advertising and promotion expenses totaled $409.3 million, $380.7 million, and $376.7 million in fiscal 2010, 2009, and 2008, respectively, and are included in selling, general and administrative expenses.

Research and Development—We incurred expenses of $77.9 million, $78.0 million, and $66.5 million for research and development activities in fiscal 2010, 2009, and 2008, respectively.

Comprehensive Income—Comprehensive income includes net income, currency translation adjustments, certain derivative-related activity, changes in the value of available-for-sale investments, and changes in prior service cost and net actuarial gains/losses from pension and postretirement health care plans. We generally deem our foreign investments to be essentially permanent in nature and, as such, we do not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars. When we determine that a foreign investment is no longer permanent in nature, estimated taxes are provided for the related deferred taxes, if any, resulting from currency translation adjustments. We reclassified $2.0 million of foreign currency translation net losses to net income due to the disposal or substantial liquidation of foreign subsidiaries and equity method investments in fiscal 2009.

The following is a rollforward of the balances in accumulated other comprehensive income (loss), net of tax (except for currency translation adjustment):

			Unrealized Gain
			(Loss) on
	Currency		Available-
	Translation	Net	For-Sale
	Adjustment,	Derivative	Securities, Net		Accumulated
	Net of	Adjustment, Net	of	Pension and	Other
	Reclassification	of Reclassification	Reclassification	Postretirement	Comprehensive
	Adjustments	Adjustments	Adjustments	Adjustments	Income (Loss)

Balance at May 27, 2007	61.4	4.4	3.1	(74.8)	(5.9)
Current-period change	61.3	(4.9)	(4.2)	240.2	292.4

Balance at May 25, 2008	122.7	(0.5)	(1.1)	165.4	286.5
Current-period change	(70.1)	(0.7)	(0.1)	(319.3)	(390.2)

Balance at May 31, 2009	52.6	(1.2)	(1.2)	(153.9)	(103.7)
Current-period change	(3.7)	0.2	—	(178.1)	(181.6)

Balance at May 30, 2010	$48.9	$(1.0)	$(1.2)	$(332.0)	$(285.3)

The following details the income tax expense (benefit) on components of other comprehensive income (loss):

	2010	2009	2008

Net derivative adjustment	$0.1	$(0.4)	$(3.0)
Unrealized losses on available-for-sale securities	—	(0.3)	(0.2)
Reclassification adjustment for losses (gains) included in net income	—	0.2	(2.2)
Pension and postretirement healthcare liabilities	(108.5)	(178.4)	148.2

Foreign Currency Transaction Gains and Losses—We recognized net foreign currency transaction gains (losses) from continuing operations of $(6.2) million, $0.7 million, and $(8.1) million in fiscal 2010, 2009, and 2008, respectively, in selling, general and administrative expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 30, 2010, May 31, 2009, and May 25, 2008

Columnar Amounts in Millions Except Per Share Amounts

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

Accounting Changes—In December 2007, the Financial Accounting Standards Board (“FASB”) issued guidance on noncontrolling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. This guidance requires that noncontrolling interests in subsidiaries be reported as a component of stockholders’ equity in the consolidated balance sheets. However, securities of an issuer that are redeemable at the option of the holder continue to be classified outside stockholders’ equity. The noncontrolling interest holder in the potato processing venture, Lamb Weston BSW, LLC (“Lamb Weston BSW” or the “venture”), has the contractual right to put its equity interest to us at a future date. Accordingly, the noncontrolling interest in this venture is classified within other noncurrent liabilities in our consolidated balance sheets. This guidance also requires that earnings or losses attributed to the noncontrolling interests be reported as part of consolidated earnings and not as a separate component of income or expense and requires disclosure of the attribution of consolidated earnings to the controlling and noncontrolling interests on the face of the consolidated statement of earnings. We adopted the provisions of this guidance on a prospective basis, except for the presentation and disclosure requirements, as of the beginning of our fiscal 2010. We adopted the presentation and disclosure requirements of this guidance retrospectively in fiscal 2010.

In December 2007, the FASB issued guidance on business combinations that establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. We adopted the provisions of this guidance for our business combinations occurring on or after June 1, 2009.

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

Recently Issued Accounting Pronouncements—In June 2009, the FASB issued guidance that requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The provisions

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 30, 2010, May 31, 2009, and May 25, 2008

Columnar Amounts in Millions Except Per Share Amounts

of this guidance are effective as of the beginning of our fiscal 2011. Earlier application is prohibited. We are currently evaluating the impact of adopting this guidance.

2.	DISCONTINUED OPERATIONS AND DIVESTITURES

Gilroy Foods & Flavorstm Operations

In July 2010, subsequent to the end of our fiscal 2010, we completed the sale of substantially all of the assets of Gilroy Foods & Flavorstm dehydrated garlic, onion, capsicum and Controlled Moisturetm, GardenFrost®, Redi-Madetm, and fresh vegetable operations for $250 million in cash, subject to final working capital adjustments. Based on our estimate of proceeds from the sale of this business, we recognized impairment and related charges totaling $59 million ($40 million after-tax) in the fourth quarter of fiscal 2010. We reflected the results of these operations as discontinued operations for all periods presented. The assets and liabilities of the discontinued Gilroy Foods & Flavorstm dehydrated vegetable business have been reclassified as assets and liabilities held for sale within our consolidated balance sheets for all periods presented.

Fernando’s® Operations

In June 2009, we completed the divestiture of the Fernando’s® foodservice brand for proceeds of approximately $6.4 million in cash. Based on our estimate of proceeds from the sale of this business, we recognized impairment charges totaling $8.9 million in the fourth quarter of fiscal 2009. We reflected the results of these operations as discontinued operations for all periods presented. The assets and liabilities of the divested Fernando’s® business have been reclassified as assets and liabilities held for sale within our consolidated balance sheets for all periods prior to the divestiture.

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

We reflected the results of the divested trading and merchandising operations as discontinued operations for all periods presented. The assets and liabilities of the divested trading and merchandising operations have been classified as assets and liabilities held for sale within our consolidated balance sheets for all periods prior to the divestiture.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 30, 2010, May 31, 2009, and May 25, 2008

Columnar Amounts in Millions Except Per Share Amounts

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

The results of the aforementioned businesses which have been divested are included within discontinued operations. The summary comparative financial results of discontinued operations were as follows:

	2010	2009	2008

Net sales	$290.8	$554.7	$2,560.5

Long-lived asset impairment charge	(58.3)	(8.9)	—
Income (loss) from operations of discontinued operations before income taxes	(42.3)	101.7	706.2
Net gain from disposal of businesses	—	490.0	7.0

Income (loss) before income taxes	(42.3)	591.7	713.2
Income tax (expense) benefit	20.8	(230.5)	(273.7)

Income (loss) from discontinued operations, net of tax	$(21.5)	$361.2	$439.5

The effective tax rate for discontinued operations varies significantly from the statutory rate in certain years due to the non-deductibility of a portion of the goodwill of divested businesses, and changes in estimates of income taxes.

Other Assets Held for Sale

The assets and liabilities classified as held for sale as of May 30, 2010 and May 31, 2009 were as follows:

	2010	2009

Receivables, less allowances for doubtful accounts	$29.0	$26.1
Inventories	213.3	219.1
Prepaids and other current assets	1.2	1.7

Current assets held for sale	$243.5	$246.9

Property, plant and equipment, net	$30.4	$82.8
Goodwill	—	7.7
Brands, trademarks and other intangibles	—	0.4

Noncurrent assets held for sale	$30.4	$90.9

Current installments of long-term debt	$0.9	$0.8
Accounts payable	9.1	14.7
Accrued payroll	0.9	1.0
Other accrued liabilities	2.5	3.7

Current liabilities held for sale	$13.4	$20.2

Senior long-term debt, excluding current installments	5.2	5.9

Noncurrent liabilities held for sale	$5.2	$5.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 30, 2010, May 31, 2009, and May 25, 2008

Columnar Amounts in Millions Except Per Share Amounts

Other Divestitures

In February 2010, we completed the sale of our Luck’s® brand for proceeds of approximately $22.0 million, resulting in a pre-tax gain of approximately $14.3 million ($9.0 million after-tax), reflected in selling, general and administrative expenses.

In July 2008, we completed the sale of our Pemmican® beef jerky business for proceeds of approximately $29.4 million in cash, resulting in a pre-tax gain of approximately $19.4 million ($10.6 million after-tax), reflected in selling, general and administrative expenses. Due to our continuing involvement with the business, the results of operations of the Pemmican® business have not been reclassified as discontinued operations.

3.	ACQUISITIONS

On April 12, 2010, we acquired Elan Nutrition, Inc. (“Elan”) for approximately $103 million in cash plus assumed liabilities. Approximately $66 million of the purchase price was allocated to goodwill and approximately $34 million was allocated to brands, trademarks and other intangibles. This business is included in the Consumer Foods segment.

During fiscal 2009, we completed various individually immaterial acquisitions of businesses and other identifiable intangible assets for approximately $22 million in cash plus assumed liabilities. Approximately $5 million of the purchase price was allocated to brands, trademarks and other intangibles.

On February 25, 2008, we acquired Watts Brothers, a privately held group which has farming, processing, and warehousing operations for approximately $132 million in cash plus assumed liabilities of approximately $101 million. Approximately $20 million of the purchase price was allocated to goodwill. The Watts Brothers operations are included in the Commercial Foods segment.

On September 22, 2008, we acquired a 49.99% interest in Lamb Weston BSW, LLC (“Lamb Weston BSW” or the “venture”), a potato processing joint venture with Ochoa Ag Unlimited Foods, Inc. (“Ochoa”), for approximately $46 million in cash. Lamb Weston BSW subsequently distributed $20 million of our initial investment to us. This venture is considered a variable interest entity and is consolidated in our financial statements (see Note 7). Approximately $19 million of the purchase price was allocated to goodwill and approximately $11 million was allocated to brands, trademarks and other intangibles. This business is included in the Commercial Foods segment.

On July 23, 2007, we acquired Alexia Foods, Inc. (“Alexia Foods”), a privately held natural food company headquartered in Long Island City, New York, for approximately $50 million in cash plus assumed liabilities. Alexia Foods offers premium natural and organic food items including potato products, appetizers, and artisan breads. Approximately $34 million of the purchase price was allocated to goodwill and $19 million to brands, trademarks and other intangible assets. The business is included in our Consumer Foods segment.

On September 5, 2007, we acquired Lincoln Snacks Holding Company, Inc. (“Lincoln Snacks”), a privately held company located in Lincoln, Nebraska, for approximately $50 million in cash plus assumed liabilities. Lincoln Snacks offers a variety of snack food brands and private label products. Approximately $20 million of the purchase price was allocated to goodwill and $17 million to brands, trademarks and other intangible assets. The business is included in the Consumer Foods segment.

On October 21, 2007, we acquired manufacturing assets of Twin City Foods, Inc., a potato processing business, for approximately $23 million in cash. These operations are included in the Commercial Foods segment.

Under the acquisition method of accounting, the assets acquired and liabilities assumed in these acquisitions were recorded at their respective estimated fair values at the date of acquisition. The fair values of the assets and liabilities related to the acquisition of Elan is subject to refinement as we complete our analyses relative to the fair values at the respective acquisition dates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 30, 2010, May 31, 2009, and May 25, 2008

Columnar Amounts in Millions Except Per Share Amounts

The pro forma effect of the acquisitions mentioned above was not material.

In June 2010, subsequent to the end of our fiscal 2010, we acquired the assets of American Pie, LLC, a manufacturer of frozen fruit pies, thaw and serve pies, fruit cobblers, and pie crusts under the licensed Marie Callender’s® and Claim Jumper® trade names, as well as frozen dinners, pot pies, and appetizers under the Claim Jumper® trade name. This business is included in the Consumer Foods segment.

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

The Notes permit payment of interest in cash or additional notes. The Notes may be redeemed in whole or in part prior to maturity at the option of the issuer of the Notes. Redemption is at par plus accrued interest. The Notes contain certain covenants that govern the issuer’s ability to make restricted payments and enter into certain affiliate transactions. The Notes also provide for the making of mandatory offers to repurchase upon certain change of control events involving the purchaser of the divested trading and merchandising operations, their co-investors, or their affiliates. During the fourth quarter of fiscal 2010, we received $115 million as payment in full of all principal and interest due on the first tranche of Notes from the purchaser, in advance of the scheduled June 19, 2010 maturity date. In the third quarter of fiscal 2009, we received a cash interest payment on the Notes of $30 million from the purchaser. With the exception of these cash receipts, all interest payments have been made in-kind. The remaining Notes due June 19, 2011 and June 19, 2012, which are classified as other assets, had a carrying value of $490 million at May 30, 2010.

Based on market interest rates of comparable instruments provided by investment bankers, we estimated the fair market value of the remaining Notes was $514 million at May 30, 2010.

5.	GARNER, NORTH CAROLINA ACCIDENT

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 30, 2010, May 31, 2009, and May 25, 2008

Columnar Amounts in Millions Except Per Share Amounts

The costs incurred and insurance recoveries recognized, to date, are reflected in our consolidated financial statements, as follows:

	Fiscal Year Ended May 30, 2010
	Consumer
(in millions)	Foods	Corporate	Total

Cost of goods sold:
Inventory write-downs and other costs	$11.9	$—	$11.9

Selling, general and administrative expenses:
Fixed asset impairments, clean-up costs, etc.	$47.5	$2.6	$50.1
Insurance recoveries recognized	(58.1)	—	(58.1)

Total selling, general and administrative expenses	$(10.6)	$2.6	$(8.0)

Net loss	$1.3	$2.6	$3.9

The amounts in the table, above, exclude lost profits due to the interruption of the business, as well as any related business interruption insurance recoveries.

Through May 30, 2010, we had received payment advances from the insurers of approximately $85.0 million for our initial insurance claims for this matter, $58.1 million of which has been recognized as a reduction to selling, general and administrative expenses. We anticipate final settlement of the claim will occur in fiscal 2011. Based on management’s current assessment of production options, the expected level of insurance proceeds, and the estimated potential amount of losses and impact on the Slim Jim® brand, we do not believe that the accident will have a material adverse effect on our results of operations, financial condition, or liquidity.

In the fourth quarter of fiscal 2010, we determined that certain additional equipment located in the facility, with a book value of approximately $12 million, was impaired (included in the table above). We expect to be reimbursed by our insurers for the cost of replacing these assets, and we have recognized a $12 million insurance recovery in fiscal 2010 (included in the table above), representing the carrying value of these destroyed assets.

6.	RESTRUCTURING ACTIVITIES

2010 Restructuring Plan

During the fourth quarter of fiscal 2010, our board of directors approved a plan recommended by executive management related to the long-term production of our meat snack products. The plan provides for the closure of our meat snacks production facility in Garner, North Carolina, and the movement of production to our existing facility in Troy, Ohio. Since the accident at Garner, in June 2009, the Troy facility has been producing a portion of our meat snack products. Upon completion of the plan’s implementation, which is expected to be in the second quarter of fiscal 2012, the Troy facility will be our primary meat snacks production facility. The plan is expected to result in the termination of approximately 500 employee positions in Garner and the creation of approximately 200 employee positions in Troy.

In May 2010, we made a decision to move certain administrative functions from Edina, Minnesota, to Naperville, Illinois. We expect to complete the transition of these functions in the first half of fiscal 2011. This plan, together with the plan to move production of our meat snacks from Garner, North Carolina to Troy, Ohio, are collectively referred to as the 2010 restructuring plan (“2010 plan”).

In connection with the 2010 plan, we expect to incur pre-tax cash and non-cash charges for asset impairments, accelerated depreciation, severance, relocation, and site closure costs estimated to be approximately $67.5 million, of which $39.2 million was recognized in fiscal 2010. We have recorded expenses associated with this restructuring

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 30, 2010, May 31, 2009, and May 25, 2008

Columnar Amounts in Millions Except Per Share Amounts

plan, including but not limited to, impairments of property, plant and equipment, accelerated depreciation, severance and related costs, and plan implementation costs (e.g., consulting, employee relocation, etc.). We anticipate that we will recognize the following pre-tax expenses associated with the 2010 plan in the fiscal 2010 to 2012 timeframe (amounts include charges recognized in fiscal 2010):

	Consumer
	Foods	Corporate	Total

Accelerated depreciation	$20.6	$—	$20.6

Total cost of goods sold	20.6	—	20.6

Asset impairment	16.5	—	16.5
Severance and related costs	16.2	—	16.2
Other, net	10.7	3.5	14.2

Total selling, general and administrative expenses	43.4	3.5	46.9

Consolidated total	$64.0	$3.5	$67.5

Included in the above estimates are $25.5 million of charges which have resulted or will result in cash outflows and $42.0 million of non-cash charges.

During fiscal 2010, the Company recognized the following pre-tax charges in its consolidated statement of earnings for the fiscal 2010 plan:

	Consumer
	Foods	Corporate	Total

Accelerated depreciation	$3.4	$—	$3.4

Total cost of goods sold	3.4	—	3.4

Asset impairment	16.5	—	16.5
Severance and related costs	14.2	—	14.2
Other, net	1.6	3.5	5.1

Total selling, general and administrative expenses	32.3	3.5	35.8

Consolidated total	$35.7	$3.5	$39.2

We also recognized income tax expense of $1.2 million related to tax credits we will no longer be able to realize related to the 2010 plan.

Liabilities recorded for the various initiatives and changes therein for fiscal 2010 under the 2010 plan were as follows:

	Balance at	Costs Incurred			Balance at
	May 31,	and Charged	Costs Paid	Changes in	May 30,
	2009	to Expense	or Otherwise Settled	Estimates	2010

Severance and related costs	$—	$14.2	$—	$—	$14.2
Plan implementation costs	—	1.1	(0.1)	—	1.0
Other costs	—	3.5	—	—	3.5

Total	$—	$18.8	$(0.1)	$—	$18.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 30, 2010, May 31, 2009, and May 25, 2008

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

Included in the above amounts are $26.4 million of charges which have resulted in cash outflows and $9.9 million of non-cash charges.

No material liabilities remain in connection with the 2008-2009 plan at May 30, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 30, 2010, May 31, 2009, and May 25, 2008

Columnar Amounts in Millions Except Per Share Amounts

2006-2008 Restructuring Plan

In February 2006, our board of directors approved a plan recommended by executive management to simplify our operating structure and reduce our manufacturing and selling, general, and administrative costs (“2006-2008 plan”). The plan included supply chain rationalization initiatives, the relocation of a divisional headquarters from Irvine, California to Naperville, Illinois, the centralization of shared services, salaried headcount reductions, and other cost-reduction initiatives. The plan was completed during fiscal 2009. No material expenses were recognized in fiscal 2009 or 2008 in connection with this plan.

As part of the 2006-2008 restructuring plan, we began construction of a new production facility in fiscal 2007. We determined that we will divest this facility. Accordingly, in the fourth quarter of fiscal 2010, we recognized an impairment charge of $33.3 million to write-down the asset to its expected sales value. This charge is reflected in selling, general and administrative expenses within the Consumer Foods segment.

7.	VARIABLE INTEREST ENTITIES

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 30, 2010, May 31, 2009, and May 25, 2008

Columnar Amounts in Millions Except Per Share Amounts

Due to the consolidation of these variable interest entities, we reflected in our balance sheets:

	May 30,	May 31,
	2010	2009

Cash	$—	$1.2
Receivables, net	16.9	12.6
Inventories	1.4	3.1
Prepaid expenses and other current assets	0.3	0.1
Property, plant and equipment, net	96.5	100.5
Goodwill	18.8	18.6
Brands, trademarks and other intangibles, net	9.8	10.6

Total assets	$143.7	$146.7

Current installments of long-term debt	$6.4	$6.1
Accounts payable	12.2	4.3
Accrued payroll	0.3	0.2
Other accrued liabilities	0.7	0.7
Senior long-term debt, excluding current installments	76.8	83.3
Other noncurrent liabilities (minority interest)	24.8	27.3

Total liabilities	$121.2	$121.9

The liabilities recognized as a result of consolidating the Lamb Weston BSW entity do not represent additional claims on our general assets. The creditors of Lamb Weston BSW have claims only on the assets of the specific variable interest entity to which they have advanced credit. The assets recognized as a result of consolidating Lamb Weston BSW are the property of the venture and are not available to us for any other purpose.

8.	GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The change in the carrying amount of goodwill for fiscal 2010 and 2009 was as follows:

	Consumer	Commercial
	Foods	Foods	Total

Balance as of May 25, 2008	3,368.9	103.5	3,472.4
Acquisitions	—	26.7	26.7
Divestitures	(6.2)	—	(6.2)
Translation and other	(8.4)	(0.9)	(9.3)

Balance as of May 31, 2009	$3,354.3	$129.3	$3,483.6

Acquisitions	66.4	—	66.4
Translation and other	2.8	(0.7)	2.1

Balance as of May 30, 2010	$3,423.5	$128.6	$3,552.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 30, 2010, May 31, 2009, and May 25, 2008

Columnar Amounts in Millions Except Per Share Amounts

Other identifiable intangible assets were as follows:

	2010		2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Non-amortizing intangible assets	$771.2	$—	$777.8	$—
Amortizing intangible assets	134.8	31.2	80.5	23.4

Total	$906.0	$31.2	$858.3	$23.4

Non-amortizing intangible assets are comprised of brands and trademarks.

Amortizing intangible assets, carrying a weighted average life of approximately 13 years, are principally composed of licensing arrangements and customer relationships. For fiscal 2010, 2009, and 2008, we recognized amortization expense of $7.8 million, $6.6 million, and $2.6 million, respectively. Based on amortizing assets recognized in our balance sheet as of May 30, 2010, amortization expense is estimated to average approximately $10.2 million for each of the next five years.

In connection with the acquisition of Elan in fiscal 2010, we allocated approximately $66 million of the purchase price to non-deductible goodwill and approximately $34 million to intangible assets (all of which is presented in the Consumer Foods segment).

In connection with the acquisitions of Alexia Foods, Lincoln Snacks, and Watts Brothers in fiscal 2008, we allocated approximately $73 million of the purchase price to non-deductible goodwill (of which $53 million and $20 million (including $3 million which was reclassified in fiscal 2009 upon finalization of the purchase price allocation) are presented in the Consumer Foods segment and Commercial Foods segment, respectively) and approximately $36 million to intangible assets (all of which is presented in the Consumer Foods segment).

In connection with the acquisition of Lamb Weston BSW in fiscal 2009, we allocated approximately $19 million of the purchase price to non-deductible goodwill and approximately $11 million to intangible assets (all of which is presented in the Commercial Foods segment).

9.	EARNINGS PER SHARE

Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock awards, and other dilutive securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 30, 2010, May 31, 2009, and May 25, 2008

Columnar Amounts in Millions Except Per Share Amounts

The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	2010	2009	2008

Net Income available to ConAgra Foods, Inc. common stockholders:
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$747.3	$617.2	$491.1
Income (loss) from discontinued operations, net of tax, attributable to ConAgra Foods, Inc. common stockholders	(21.5)	361.2	439.5

Net income attributable to ConAgra Foods, Inc. common stockholders	$725.8	$978.4	$930.6
Less: Increase in redemption value of noncontrolling interests in excess of earnings allocated	(1.5)	—	—

Net income available to ConAgra Foods, Inc. common stockholders	$724.3	$978.4	$930.6

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	443.6	452.9	487.5
Add: Dilutive effect of stock options, restricted stock awards, and other dilutive securities	3.5	2.5	3.4

Diluted weighted average shares outstanding	447.1	455.4	490.9

At the end of fiscal 2010, 2009, and 2008, there were 18.8 million, 33.3 million, and 16.1 million stock options outstanding, respectively, that were excluded from the computation of shares contingently issuable upon exercise of the stock options because exercise prices exceeded the annual average market value of our common stock.

The decline in the diluted weighted average shares outstanding in fiscal 2009 resulted principally from our repurchase of 44.0 million shares during fiscal 2009 under an accelerated share repurchase plan.

10.	INVENTORIES

The major classes of inventories are as follows:

	2010	2009

Raw materials and packaging	$481.0	$640.7
Work in progress	95.9	54.8
Finished goods	945.0	1,047.4
Supplies and other	84.6	78.8

Total	$1,606.5	$1,821.7

11.	CREDIT FACILITIES AND BORROWINGS

At May 30, 2010, we had a $1.50 billion multi-year revolving credit facility with a syndicate of financial institutions that matures in December, 2011. The multi-year facility has historically been used principally as a back-up facility for our commercial paper program. As of May 30, 2010, there were no outstanding borrowings under the credit facility. Borrowings under the multi-year facility bear interest at or below prime rate and may be prepaid without penalty. The multi-year revolving credit facility requires us to repay borrowings if our consolidated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 30, 2010, May 31, 2009, and May 25, 2008

Columnar Amounts in Millions Except Per Share Amounts

funded debt exceeds 65% of the consolidated capital base, or if fixed charges coverage, each as defined in the credit agreement, is less than 1.75 to 1.0. As of May 30, 2010, we were in compliance with the credit agreement’s financial covenants.

We finance our short-term liquidity needs with bank borrowings, commercial paper borrowings, and bankers’ acceptances. The average consolidated short-term borrowings outstanding under these facilities were $245.5 million for fiscal 2009, which included borrowings to finance the trading and merchandising operations prior to divestiture. We had no material short-term borrowings outstanding in fiscal 2010.

12.	SENIOR LONG-TERM DEBT, SUBORDINATED DEBT AND LOAN AGREEMENTS

	2010	2009

Senior Debt
8.25% senior debt due September 2030	$300.0	$300.0
7.0% senior debt due October 2028	382.2	382.2
6.7% senior debt due August 2027	9.2	9.2
7.125% senior debt due October 2026	372.4	372.4
7.0% senior debt due April 2019	500.0	500.0
5.819% senior debt due June 2017	500.0	500.0
5.875% senior debt due April 2014	500.0	500.0
6.75% senior debt due September 2011	342.7	342.7
7.875% senior debt due September 2010	248.0	248.0
2.50% to 9.59% lease financing obligations due on various dates through 2029	110.9	115.8
Other indebtedness	97.6	98.7

Total face value senior debt	3,363.0	3,369.0

Subordinated Debt
9.75% subordinated debt due March 2021	195.9	195.9

Total face value subordinated debt	195.9	195.9

Total debt face value	3,558.9	3,564.9
Unamortized discounts/premiums	(76.2)	(83.7)
Hedged debt adjustment to fair value	3.9	(1.9)
Less current installments	(260.2)	(23.9)

Total long-term debt	$3,226.4	$3,455.4

The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years following May 30, 2010, are as follows:

2011	$260.2
2012	364.2
2013	37.4
2014	508.3
2015	81.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 30, 2010, May 31, 2009, and May 25, 2008

Columnar Amounts in Millions Except Per Share Amounts

Other indebtedness included $83 million and $89 million of debt of consolidated variable interest entities at May 30, 2010 and May 31, 2009, respectively. The liabilities recognized as a result of consolidating the Lamb Weston BSW entity do not represent additional claims on our general assets. The creditors of Lamb Weston BSW have claims only on the assets of the specific variable interest entity to which they extend credit.

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

Our most restrictive debt agreements (the revolving credit facility and certain privately placed long-term debt) require that our consolidated funded debt not exceed 65% of our consolidated capital base, and that our fixed charges coverage ratio be greater than 1.75 to 1.0. At May 30, 2010, we were in compliance with our debt covenants.

Net interest expense consists of:

	2010	2009	2008

Long-term debt	$257.7	$261.9	$255.4
Short-term debt	0.1	5.4	14.7
Interest income	(85.2)	(78.2)	(9.1)
Interest capitalized	(12.2)	(3.1)	(8.1)

	$160.4	$186.0	$252.9

Interest paid from continuing and discontinued operations was $244.3 million, $261.2 million, and $275.2 million in fiscal 2010, 2009, and 2008, respectively.

Our net interest expense was reduced by $1.2 million due to the impact of the interest rate swap contracts entered into in the fourth quarter of fiscal 2010. The interest rate swaps effectively changed our interest rates on the senior long-term debt instruments maturing in fiscal 2012 and 2015 from fixed to variable. For further discussion on these derivative instruments, see Note 19.

Our net interest expense was increased by $0.7 million and reduced by $1.2 million in fiscal 2010 and 2008, respectively, due to the net impact of previously closed interest rate swap agreements.

As part of the Watts Brothers purchase in the fourth quarter of fiscal 2008, we assumed $83.8 million of debt, of which we immediately repaid $64.3 million after the acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 30, 2010, May 31, 2009, and May 25, 2008

Columnar Amounts in Millions Except Per Share Amounts

13.	OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consisted of:

	May 30, 2010	May 31, 2009

Postretirement health care and pension obligations	$790.5	$600.4
Noncurrent income tax liabilities	509.4	525.9
Environmental liabilities primarily associated with our acquisition of Beatrice Company (see Note 18)	70.6	90.0
Other	240.4	165.4

	1,610.9	1,381.7
Less current portion	(69.6)	(64.7)

	$1,541.3	$1,317.0

14.	CAPITAL STOCK

We have authorized shares of preferred stock as follows:

Class B—$50 par value; 150,000 shares

Class C—$100 par value; 250,000 shares

Class D—without par value; 1,100,000 shares

Class E—without par value; 16,550,000 shares

There were no preferred shares issued or outstanding as of May 30, 2010.

We have repurchased our shares of common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board of Directors. In February 2010, our Board of Directors approved a $500 million share repurchase program with no expiration date. We repurchased approximately 4 million shares of our common stock for approximately $100 million under this program in the fourth quarter of fiscal 2010. We completed an accelerated share repurchase program during fiscal 2009. We paid $900 million and received 44 million shares under this program in fiscal 2009. We repurchased approximately 7.5 million shares of our common stock for approximately $188 million in fiscal 2008.

15.	SHARE-BASED PAYMENTS

In accordance with stockholder-approved plans, we issue share-based payments under various stock-based compensation arrangements, including stock options, restricted stock, performance shares, and other share-based awards.

On September 28, 2006, the stockholders approved the ConAgra Foods 2006 Stock Plan, which authorized the issuance of up to 30 million shares of ConAgra Foods common stock. On September 25, 2009, the stockholders approved the ConAgra Foods 2009 Stock Plan, which authorized the issuance of up to 29.5 million shares of ConAgra Foods common stock. The shares remaining from the ConAgra Foods 2006 Stock Plan were rolled into the 2009 Stock Plan. At May 30, 2010, approximately 33.1 million shares were reserved for granting additional options, restricted stock, bonus stock awards, or other share-based awards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 30, 2010, May 31, 2009, and May 25, 2008

Columnar Amounts in Millions Except Per Share Amounts

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

The fair value of each option is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted:

	2010	2009	2008

Expected volatility (%)	22.94	18.16	17.45
Dividend yield (%)	3.77	3.30	3.00
Risk-free interest rates (%)	2.31	3.31	4.58
Expected life of stock option (years)	4.75	4.67	4.75

The expected volatility is based on the historical market volatility of our stock over the expected life of the stock options granted. The expected life represents the period of time that the awards are expected to be outstanding and is based on the contractual term of each instrument, taking into account employees’ historical exercise and termination behavior.

A summary of the option activity as of May 30, 2010 and changes during the fifty-two weeks then ended is presented below:

	Fiscal 2010
			Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	of Options	Exercise	Term	Value (in
Options	(in Millions)	Price	(Years)	Millions)

Outstanding at May 31, 2009	32.5	$23.33
Granted	7.9	$19.21
Exercised	(3.3)	$21.72		$8.4
Forfeited	(0.7)	$22.41
Expired	(1.9)	$24.45

Outstanding at May 30, 2010	34.5	$22.49	4.58	$80.1

Exercisable at May 30, 2010	22.6	$23.86	3.96	$28.8

We recognize compensation expense using the straight-line method over the requisite service period. During fiscal 2010, 2009, and 2008, the Company granted 7.9 million options, 7.7 million options, and 8.3 million options, respectively, with a weighted average grant date value of $2.73, $2.84, and $4.23, respectively. The total intrinsic value of options exercised was $8.4 million, $0.3 million, and $4.8 million for fiscal 2010, 2009, and 2008, respectively. The closing market price of our common stock on the last trading day of fiscal 2010 was $24.18 per share.

Compensation expense for stock option awards totaled $22.0 million, $23.8 million, and $26.7 million for fiscal 2010, 2009, and 2008, respectively. The tax benefit related to the stock option expense for fiscal 2010, 2009, and 2008, respectively, was $8.2 million, $9.1 million, and $9.7 million, respectively.

At May 30, 2010, we had $19.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over a weighted average period of 1.3 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 30, 2010, May 31, 2009, and May 25, 2008

Columnar Amounts in Millions Except Per Share Amounts

Cash received from option exercises for the fiscal years ended May 30, 2010, May 31, 2009, and May 25, 2008 was $70.3 million, $6.1 million, and $37.5 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $3.1 million, $0.1 million, and $1.8 million for fiscal 2010, 2009, and 2008, respectively.

Share Unit Plans

In accordance with stockholder-approved plans, we issue stock under various stock-based compensation arrangements, including restricted stock, restricted share equivalents, and other share-based awards (“share units”). These awards generally have requisite service periods of three to five years. Under each arrangement, stock is issued without direct cost to the employee. We estimate the fair value of the share units based upon the market price of our stock at the date of grant. Certain share unit grants do not provide for the payment of dividend equivalents to the participant during the requisite service period (vesting period). For those grants, the value of the grants is reduced by the net present value of the foregone dividend equivalent payments. We recognize compensation expense for share unit awards on a straight-line basis over the requisite service period. The compensation expense for our share unit awards totaled $19.6 million, $17.8 million, and $16.7 million for fiscal 2010, 2009, and 2008, respectively. The tax benefit related to the compensation expense for fiscal 2010, 2009, and 2008 was $7.3 million, $6.8 million, and $6.1 million, respectively.

The following table summarizes the nonvested share units as of May 30, 2010, and changes during the fifty-two weeks then ended:

		Weighted
		Average
	Share Units	Grant-Date
Share Units	(in millions)	Fair Value

Nonvested share units at May 31, 2009	2.41	$23.31
Granted	1.11	$19.41
Vested/Issued	(0.80)	$26.25
Forfeited	(0.14)	$22.86

Nonvested share units at May 30, 2010	2.58	$20.81

During fiscal 2010, 2009, and 2008, we granted 1.1 million share units, 1.0 million share units, and 1.4 million share units, respectively, with a weighted average grant date value of $19.41, $21.00, and $25.28, respectively.

The total intrinsic value of share units vested was $18.7 million, $18.7 million, and $16.9 million during fiscal 2010, 2009, and 2008, respectively.

At May 30, 2010, we had $20.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to share unit awards that will be recognized over a weighted average period of 1.7 years.

Performance-Based Share Plan

Performance shares are granted to selected executives and other key employees with vesting contingent upon meeting various Company-wide performance goals. The performance goals are based upon our earnings before interest and taxes and our return on average invested capital measured over a defined performance period. The awards actually earned will range from zero to three hundred percent of the targeted number of performance shares and will be paid in shares of common stock. Subject to limited exceptions set forth in the performance share plan, any shares earned will be distributed at the end of the performance period. The value of the performance shares granted in fiscal 2009 and 2010 was adjusted based upon the market price of our stock at the end of each reporting period and amortized as compensation expense over the vesting period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 30, 2010, May 31, 2009, and May 25, 2008

Columnar Amounts in Millions Except Per Share Amounts

A summary of the activity for performance share awards as of May 30, 2010 and changes during the fifty-two weeks then ended is presented below:

		Weighted
		Average
	Shares	Grant-Date
Performance Shares	(in Millions)	Fair Value

Nonvested performance shares at May 31, 2009	1.35	$23.04
Granted	0.51	$19.22
Adjustments for performance results attained	0.73	$22.29
Vested/Issued	(1.13)	$22.33
Forfeited	(0.07)	$22.37

Nonvested performance shares at May 30, 2010	1.39	$21.85

The compensation expense for our performance share awards totaled $14.7 million, $5.6 million, and $19.2 million for fiscal 2010, 2009, and 2008, respectively. The tax benefit related to the compensation expense for fiscal 2010, 2009, and 2008 was $5.4 million, $2.1 million, and $7.0 million, respectively.

The total intrinsic value of share units vested (including shares paid in lieu of dividends) during fiscal 2010, 2009, and 2008 was $24.8 million, $11.7 million, and $15.2 million, respectively.

Based on estimates at May 30, 2010, the Company had $12.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to performance shares that will be recognized over a weighted average period of 1.6 years.

Restricted Cash Plan

We have granted restricted share equivalents pursuant to plans approved by stockholders that are ultimately settled in cash (“restricted cash”) based on the market price of our common stock as of the date the award is fully vested. The value of the restricted cash is adjusted based upon the market price of our common stock at the end of each reporting period and amortized as compensation expense over the vesting period (generally five years). The restricted cash awards earn dividend equivalents during the requisite service period (vesting period).

The compensation expense (benefit) for the restricted cash awards totaled $(1.0) million and $1.2 million for fiscal 2009 and 2008, respectively, while the tax benefit (expense) related to the compensation expense for the same periods was $(0.4) million and $0.4 million, respectively. The total payments for share-based liabilities during fiscal 2009 and 2008 were $8.9 million and $11.5 million, respectively. There were no restricted cash awards outstanding at May 30, 2010.

Accounting guidance requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow in our statements of cash flows. This requirement has reduced (increased) net operating cash flows and increased (decreased) net financing cash flows by approximately ($1.5) million, ($0.7) million, and $1.8 million for fiscal 2010, 2009, and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 30, 2010, May 31, 2009, and May 25, 2008

Columnar Amounts in Millions Except Per Share Amounts

16.	PRE-TAX INCOME AND INCOME TAXES

Pre-tax income from continuing operations (including equity method investment earnings) consisted of the following:

	2010	2009	2008

United States	$1,040.3	$872.1	$631.9
Foreign	66.6	64.3	69.6

	$1,106.9	$936.4	$701.5

The provision for income taxes from continuing operations included the following:

	2010	2009	2008

Current
Federal	$260.1	$113.0	$184.1
State	27.6	15.4	(7.9)
Foreign	14.4	19.3	18.0

	302.1	147.7	194.2
Deferred
Federal	51.9	150.3	26.2
State	1.7	26.2	(9.6)
Foreign	6.4	(5.6)	(0.4)

	60.0	170.9	16.2

	$362.1	$318.6	$210.4

Income taxes computed by applying the U.S. Federal statutory rates to income from continuing operations before income taxes are reconciled to the provision for income taxes set forth in the consolidated statements of earnings as follows:

	2010	2009	2008

Computed U.S. Federal income taxes	$387.4	$327.8	$245.6
State income taxes, net of U.S. Federal tax impact	21.0	26.8	(11.4)
Tax credits and domestic manufacturing deduction	(27.3)	(26.0)	(18.6)
Foreign tax credits and related items, net	(4.3)	(1.2)	1.6
IRS audit adjustments and settlement	(17.4)	3.2	(0.7)
Other	2.7	(12.0)	(6.1)

	$362.1	$318.6	$210.4

Fiscal 2008 state income taxes benefit includes state income tax expense on taxable income which was more than offset by certain tax benefits, principally related to the resolution of various state tax audits, a modification of the company’s domestic legal entity structure, and state tax credits.

Income taxes paid, net of refunds, were $290.5 million, $512.6 million, and $471.3 million in fiscal 2010, 2009, and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 30, 2010, May 31, 2009, and May 25, 2008

Columnar Amounts in Millions Except Per Share Amounts

The tax effect of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

	2010		2009
	Assets	Liabilities	Assets	Liabilities

Property, plant and equipment	$—	$321.1	$—	$338.4
Goodwill, trademarks and other intangible assets	—	575.7	—	517.2
Accrued expenses	21.5	—	19.3	—
Compensation related liabilities	68.4	—	68.2	—
Pension and other postretirement benefits	309.2	—	237.0	—
Other liabilities that will give rise to future tax deductions	126.0	—	115.1	—
Long-term debt	—	7.9	—	12.4
Foreign tax credit carryforwards	4.1	—	3.7	—
State tax credit and NOL carryforwards	27.0	—	37.2	—
Other	42.0	—	49.9	—

	598.2	904.7	530.4	868.0
Less: Valuation allowance	(48.7)	—	(53.7)	—

Net deferred taxes	$549.5	$904.7	$476.7	$868.0

At May 30, 2010 and May 31, 2009, net deferred tax assets of $110.8 million and $112.1 million, respectively, are included in prepaid expenses and other current assets. At May 30, 2010 and May 31, 2009, net deferred tax liabilities of $466.0 million and $503.4 million, respectively, are included in other noncurrent liabilities.

During fiscal 2008, we adopted guidance which addressed accounting for the uncertainty in income taxes. As a result of the implementation of this guidance, we recognized a $1.2 million decrease in the liability for unrecognized tax benefits, with a corresponding adjustment to retained earnings.

The liability for gross unrecognized tax benefits at May 30, 2010 was $53.4 million, excluding a related liability of $14.8 million for gross interest and penalties. Included in the balance at May 30, 2010 are $4.6 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. Any associated interest and penalties imposed would affect the tax rate. As of May 31, 2009, our gross liability for unrecognized tax benefits was $74.6 million, excluding a related liability of $14.5 million for gross interest and penalties.

The net amount of unrecognized tax benefits at May 30, 2010 and May 31, 2009 that, if recognized, would favorably impact our effective tax rate was $32.6 million and $51.0 million, respectively.

We accrue interest and penalties associated with uncertain tax positions as part of income tax expense.

We conduct business and file tax returns in numerous countries, states, and local jurisdictions. The U.S. Internal Revenue Service (“IRS”) has completed its audit for tax years through fiscal 2008 and all resulting significant items for fiscal 2008 and prior years have been settled with the IRS. Other major jurisdictions where we conduct business generally have statutes of limitations ranging from 3 to 5 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 30, 2010, May 31, 2009, and May 25, 2008

Columnar Amounts in Millions Except Per Share Amounts

We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by $0 to $5 million over the next twelve months due to various federal, state, and foreign audit settlements and the expiration of statutes of limitations.

The change in the unrecognized tax benefits for fiscal 2010 and 2009 was:

	2010	2009

Balance at beginning of period	$74.6	$75.8
Increases from positions established during prior periods	17.7	8.9
Decreases from positions established during prior periods	(9.2)	(17.5)
Increases from positions established during the current period	9.5	17.3
Decreases from positions established during the current period	(1.2)	(4.3)
Decreases relating to settlements with taxing authorities	(36.1)	(3.7)
Other adjustments to liability	0.1	(0.2)
Reductions resulting from lapse of applicable statute of limitation	(2.0)	(1.7)

Balance at end of period	$53.4	$74.6

We have approximately $46.5 million of foreign net operating loss carryforwards ($11.5 million expire between fiscal 2011 and 2021 and $35.0 million have no expiration dates). Substantially all of our foreign tax credits will expire between fiscal 2013 and 2018. State tax credits of approximately $17.5 million expire in various years ranging from fiscal 2013 to 2016.

We have recognized a valuation allowance for the portion of the net operating loss carryforwards, tax credit carryforwards, and other deferred tax assets we believe will not more likely than not be realized. The net impact on income tax expense related to changes in the valuation allowance for fiscal 2010 was a benefit of $4.6 million. For fiscal 2009 and 2008, changes in the valuation allowance were charges of $3.8 million and $1.6 million, respectively. The current year change principally relates to decreases to the valuation allowances for foreign net operating losses and foreign capital losses, offset by increases related to state net operating losses and credits.

We have not provided U.S. deferred taxes on cumulative earnings of non-U.S. affiliates and associated companies that the company considers to be reinvested indefinitely. Deferred taxes are provided for earnings of non-U.S. affiliates and associated companies when we determine that such earnings are no longer indefinitely reinvested.

17.	OPERATING LEASES

We lease certain facilities, land, and transportation equipment under agreements that expire at various dates. Rent expense under all operating leases from continuing operations was $127.2 million, $134.3 million, and $127.0 million in fiscal 2010, 2009, and 2008, respectively. Rent expense under operating leases from discontinued operations was $3.2 million, $5.9 million, and $37.9 million in fiscal 2010, 2009, and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 30, 2010, May 31, 2009, and May 25, 2008

Columnar Amounts in Millions Except Per Share Amounts

A summary of noncancelable operating lease commitments for fiscal years following May 30, 2010, was as follows:

2011	$63.8
2012	57.8
2013	48.8
2014	37.3
2015	29.9
Later years	117.1

$354.7

During the fourth quarter of fiscal 2010, we completed the sale of approximately 17,600 acres of farmland to an unrelated buyer and immediately entered into an agreement with an affiliate of the buyer to lease back the farmland. We received proceeds of $75.0 million in cash, removed the land from our balance sheet, and recorded a deferred gain of $29.7 million (reflected primarily in noncurrent liabilities). The lease agreement has an initial term of ten years and two five-year renewal options. This lease will be accounted for as an operating lease. We will recognize the deferred gain as a reduction of rent expense over the lease term.

18.	CONTINGENCIES

In fiscal 1991, we acquired Beatrice Company (“Beatrice”). As a result of the acquisition and the significant pre-acquisition contingencies of the Beatrice businesses and its former subsidiaries, our consolidated post-acquisition financial statements reflect liabilities associated with the estimated resolution of these contingencies. These include various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by us. The litigation includes suits against a number of lead paint and pigment manufacturers, including ConAgra Grocery Products and the Company as alleged successors to W. P. Fuller Co., a lead paint and pigment manufacturer owned and operated by Beatrice until 1967. Although decisions favorable to us have been rendered in Rhode Island, New Jersey, Wisconsin, and Ohio, we remain a defendant in active suits in Illinois and California. The Illinois suit seeks class-wide relief in the form of medical monitoring for elevated levels of lead in blood. In California, a number of cities and counties have joined in a consolidated action seeking abatement of the alleged public nuisance.

The environmental proceedings include litigation and administrative proceedings involving Beatrice’s status as a potentially responsible party at 36 Superfund, proposed Superfund, or state-equivalent sites; these sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. Beatrice has paid or is in the process of paying its liability share at 33 of these sites. Reserves for these matters have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The reserves for Beatrice-related environmental matters totaled $69.6 million as of May 30, 2010, a majority of which relates to the Superfund and state-equivalent sites referenced above. The reserve for Beatrice-related environmental matters reflects a reduction in pre-tax expense of $15.4 million made in the third quarter of fiscal 2010 due to favorable regulatory developments at one of the sites. We expect expenditures for Beatrice-related environmental matters to continue for up to 20 years.

In limited situations, we will guarantee an obligation of an unconsolidated entity. At the time in which we initially provide such a guarantee, we assess the risk of financial exposure to us under these agreements. We consider the credit-worthiness of the guaranteed party, the value of any collateral pledged against the related

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 30, 2010, May 31, 2009, and May 25, 2008

Columnar Amounts in Millions Except Per Share Amounts

obligation, and any other factors that may mitigate our risk (e.g., letters of credit from a financial institution). We actively monitor market and entity-specific conditions that may result in a change of our assessment of the risk of loss under these agreements.

We guarantee certain leases and other commercial obligations resulting from the 2002 divestiture of our fresh beef and pork operations. The remaining terms of these arrangements do not exceed six years and the maximum amount of future payments we have guaranteed was $16.0 million as of May 30, 2010.

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

We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At May 30, 2010, the amount of supplier loans we have effectively guaranteed was $29.0 million. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.

We are a party to a supply agreement with an onion processing company. We have guaranteed repayment of a loan of this supplier, under certain conditions. At May 30, 2010, the term of the loan is 14 years. The amount of our guaranty was $25 million as of May 30, 2010. In the event of default on this loan by the supplier, we have the contractual right to purchase the loan from the lender, thereby giving us the rights to the underlying collateral. We have not established a liability in connection with this guaranty, as we believe the likelihood of financial exposure to us under this agreement is remote.

Federal income tax credits were generated related to our sweet potato production facility currently under construction in Delhi, Louisiana. Third parties invested in certain of these income tax credits. We have guaranteed these third parties the face value of these income tax credits over their statutory lives, a period of seven years, in the event that the income tax credits are recaptured or reduced. The face value of the income tax credits was $21 million as of May 30, 2010. We believe the likelihood of the recapture or reduction of the income tax credits is remote, and therefore we have not established a liability in connection with this guarantee.

We are a party to a number of lawsuits and claims arising out of the operation of our business, including lawsuits and claims related to the February 2007 recall of our peanut butter products and litigation we initiated against an insurance carrier to recover our settlement expenditures and defense costs. We recognized a charge of $24.8 million during the third quarter of fiscal 2009 in connection with the disputed coverage with this insurance carrier. During the second quarter of fiscal 2010, a Delaware state court rendered a decision on certain matters in our claim for the disputed coverage favorable to the insurance carrier. We intend to appeal this decision and continue to pursue this matter vigorously.

In June 2009, an accidental explosion occurred at our manufacturing facility in Garner, North Carolina. See Note 5 for information related to this matter.

An investigation by the Division of Enforcement of the U.S. Commodity Futures Trading Commission (“CFTC”) of certain commodity futures transactions of a former Company subsidiary has led to an investigation of us by the CFTC. The investigation may result in litigation by the CFTC against us. The former subsidiary was sold on June 23, 2008, as part of the divestiture of our trading and merchandising operations. The CFTC’s Division of Enforcement has advised us that it questions whether certain trading activities of the former subsidiary violated the Commodity Exchange Act and that the CFTC has been evaluating whether we should be implicated in the matter

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 30, 2010, May 31, 2009, and May 25, 2008

Columnar Amounts in Millions Except Per Share Amounts

based on the existence of the parent-subsidiary relationship between the two entities at the time of the trades. Based on information we have learned to date, we believe that both we and the former subsidiary have meritorious defenses. There have been discussions with the CFTC concerning resolution of this matter. We also believe the sale contract with the purchaser of the business provides us indemnification rights. Accordingly, we do not believe any decision by the CFTC to pursue this matter will have a material adverse effect on our financial condition or results of operations. If litigation ensues, we intend to defend this matter vigorously.

We are a party to several lawsuits concerning the use of diacetyl, a butter flavoring ingredient that was added to our microwave popcorn until late 2007. The cases are primarily consumer personal injury suits claiming respiratory illness allegedly due to exposures to vapors from microwaving popcorn. Another was brought by an ex-employee alleging that we fraudulently concealed the risks of diacetyl and therefore his recovery should not be limited to the otherwise exclusive remedy of workers compensation benefits. The final case is a putative class action contending that our packaging information with respect to diacetyl is false and misleading. We do not believe these cases possess merit and are vigorously defending them.

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

19.	DERIVATIVE FINANCIAL INSTRUMENTS

Our operations are exposed to market risks from adverse changes in commodity prices affecting the cost of raw materials and energy, foreign currency exchange rates, and interest rates. In the normal course of business, these risks are managed through a variety of strategies, including the use of derivatives.

Commodity futures and options contracts are used from time to time to economically hedge commodity input prices on items such as natural gas, vegetable oils, proteins, dairy, grains, and electricity. Generally, we economically hedge a portion of our anticipated consumption of commodity inputs for periods of up to 36 months. We may enter into longer-term economic hedges on particular commodities, if deemed appropriate. As of May 30, 2010, we had economically hedged certain portions of our anticipated consumption of commodity inputs using derivative instruments with expiration dates through December 2011.

In order to reduce exposures related to changes in foreign currency exchange rates, when deemed prudent, we enter into forward exchange, options, or swap contracts for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of May 30, 2010, we had economically hedged certain portions of our foreign currency risk in anticipated transactions using derivative instruments with expiration dates through May 2017.

From time to time, we may use derivative instruments, including interest rate swaps, to reduce risk related to changes in interest rates. This includes, but is not limited to, hedging against increasing interest rates prior to the issuance of long-term debt and hedging the fair value of our senior long-term debt.

Derivatives Designated as Cash Flow Hedges

In fiscal 2009, we entered into an interest rate swap to hedge the interest rate risk related to our then-anticipated long-term debt refinancing. We designated this interest rate swap as a cash flow hedge of the forecasted interest payments related to this debt refinancing. There were no material amounts deferred in accumulated other comprehensive income related to designated cash flow hedges at May 30, 2010 or May 31, 2009. There were no other interest rate derivatives designated as cash flow hedges in any of the periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 30, 2010, May 31, 2009, and May 25, 2008

Columnar Amounts in Millions Except Per Share Amounts

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

Hedge ineffectiveness for cash flow hedges may impact net earnings when a change in the value of a hedge does not offset the change in the value of the underlying hedged item. Depending on the nature of the hedge, ineffectiveness is recognized within cost of goods sold or selling, general and administrative expense. We do not exclude any component of the hedging instrument’s gain or loss when assessing ineffectiveness. The ineffectiveness associated with derivatives designated as cash flow hedges from continuing operations was not material to our results of operations in any period presented.

Derivatives Designated as Fair Value Hedges

During the fourth quarter of fiscal 2010, we entered into interest rate swap contracts to hedge the fair value of certain of our senior long-term debt instruments maturing in fiscal 2012 and 2015. We designated these interest rate swap contracts as fair value hedges of the debt instruments. The notional amount of the interest rate derivatives outstanding at May 30, 2010 was $842.7 million.

Changes in fair value of the derivative instrument are immediately recognized in earnings along with changes in the fair value of the item being hedged (based solely on the change in the benchmark interest rate). These gains and losses are classified within selling, general, and administrative expenses. In fiscal 2010, we recognized a net gain of $8.5 million on the interest rate swap contracts and a loss of $5.1 million on the senior long-term debt.

The entire change in fair value of the derivative instruments was included in our assessment of hedge effectiveness.

Economic Hedges of Forecasted Cash Flows

Many of our derivatives do not qualify for, and we do not currently designate certain commodity or foreign currency derivatives to achieve, hedge accounting treatment. We reflect realized and unrealized gains and losses from derivatives used to economically hedge anticipated commodity consumption and to mitigate foreign currency cash flow risk in earnings immediately within general corporate expense (within cost of goods sold). The gains and losses are reclassified to segment operating results in the period in which the underlying item being economically hedged is recognized in cost of goods sold.

Derivative Activity in Our Milling Operations

We also use derivative instruments within our milling operations, which are part of the Commercial Foods segment. Derivative instruments used to economically hedge commodity inventories and forward purchase and sales contracts within the Milling operations are marked-to-market such that realized and unrealized gains and losses are immediately included in operating results. The underlying inventory and forward contracts being hedged are also marked-to-market with changes in market value recognized immediately in operating results.

For commodity derivative trading activities within our milling operations that are not intended to mitigate commodity input cost risk, the derivative instrument is marked-to-market each period with gains and losses included in net sales of the Commercial Foods segment. There were no material gains or losses from derivative trading activities in fiscal 2010 or 2009. In fiscal 2008, net derivative gains from trading activities of $23.3 million were included in the results of operations of the Commercial Foods segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 30, 2010, May 31, 2009, and May 25, 2008

Columnar Amounts in Millions Except Per Share Amounts

All derivative instruments are recognized on the balance sheet at fair value. The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. In accordance with FASB guidance, we offset certain derivative asset and liability balances, as well as certain amounts representing rights to reclaim cash collateral and obligations to return cash collateral, where legal right of setoff exists. At May 30, 2010, amounts representing a right to reclaim cash collateral of $8.6 million were included in prepaid expenses and other current assets in our balance sheet.

Derivative assets and liabilities and amounts representing a right to reclaim cash collateral are reflected in our balance sheets as follows:

	May 30,	May 31,
	2010	2009

Prepaid expenses and other current assets	$61.8	$52.1
Other accrued liabilities	10.1	30.8

The following table presents our derivative assets and liabilities, on a gross basis, prior to the offsetting of amounts where legal right of setoff exists at May 30, 2010:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate contracts	Prepaid expenses and other current assets	$8.5	Other accrued liabilities	$—
Total derivatives designated as hedging instruments		$8.5		$—

Commodity contracts	Prepaid expenses and other current assets	$48.7	Other accrued liabilities	$20.0
Foreign exchange contracts	Prepaid expenses and other current assets	8.1	Other accrued liabilities	1.3
Other	Prepaid expenses and other current assets	—	Other accrued liabilities	0.9

Total derivatives not designated as hedging instruments		$56.8		$22.2

Total derivatives		$65.3		$22.2

The following table presents our derivative assets and liabilities, on a gross basis, prior to the offsetting of amounts where legal right of setoff exists at May 31, 2009:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Commodity contracts	Prepaid expenses and other current assets	$78.1	Other accrued liabilities	$53.5
Foreign exchange contracts	Prepaid expenses and other current assets	—	Other accrued liabilities	2.3
Other	Prepaid expenses and other current assets	—	Other accrued liabilities	0.7

Total derivatives not designated as hedging instruments		$78.1		$56.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 30, 2010, May 31, 2009, and May 25, 2008

Columnar Amounts in Millions Except Per Share Amounts

The location and amount of gains (losses) from derivatives not designated as hedging instruments in our statements of earnings were as follows:

	For the Fiscal Year Ended May 30, 2010
		Amount of Gain
		Recognized on Derivatives in
Derivatives Not Designated as Hedging	Location in Consolidated Statement of	Consolidated Statement of
Instruments	Earnings of Gain Recognized on Derivatives	Earnings

Commodity contracts	Cost of goods sold	$149.0
Foreign exchange contracts	Cost of goods sold	0.5
Foreign exchange contracts	Selling, general and administrative expense	2.6

Total gain from derivative instruments not designated as hedging instruments		$152.1

	For the Fiscal Year Ended May 31, 2009
		Amount of Gain (loss)
		Recognized on Derivatives in
Derivatives Not Designated as Hedging	Location in Consolidated Statement of	Consolidated Statement of
Instruments	Earnings of Gain (loss) Recognized on Derivatives	Earnings

Commodity contracts	Cost of goods sold	$98.1
Foreign exchange contracts	Cost of goods sold	4.2
Other	Selling, general and administrative expense	(0.4)

Total derivative gain		$101.9

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

At May 30, 2010, the maximum amount of loss due to the credit risk of the counterparties, had the counterparties failed to perform according to the terms of the contracts, was $56.1 million.

20.	PENSION AND POSTRETIREMENT BENEFITS

The Company and its subsidiaries have defined benefit retirement plans (“plans”) for eligible salaried and hourly employees. Benefits are based on years of credited service and average compensation or stated amounts for each year of service. We also sponsor postretirement plans which provide certain medical and dental benefits (“other benefits”) to qualifying U.S. employees.

We historically have used February 28 as our measurement date for our plans. Beginning May 28, 2007, we elected to early adopt accounting guidance addressing measurement dates of benefit plans. These provisions required the measurement date for plan assets and liabilities to coincide with the sponsor’s fiscal year-end. We used the “alternative” method for adoption. As a result, in fiscal 2008, we recorded a decrease to retained earnings of approximately $11.7 million, net of tax, and an increase to accumulated other comprehensive income of approximately $1.6 million, net of tax, representing the periodic benefit cost for the period from March 1, 2007 through our fiscal 2007 year-end.

We recognize the funded status of our plans in the consolidated balance sheets. We also recognize as a component of accumulated other comprehensive loss, the net of tax results of the gains or losses and prior service

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 30, 2010, May 31, 2009, and May 25, 2008

Columnar Amounts in Millions Except Per Share Amounts

costs or credits that arise during the period but are not recognized in net periodic benefit cost. These amounts will be adjusted out of accumulated other comprehensive income (loss) as they are subsequently recognized as components of net periodic benefit cost.

The changes in benefit obligations and plan assets at May 30, 2010 and May 31, 2009 are presented in the following table.

	Pension Benefits		Other Benefits
	2010	2009	2010	2009

Change in Benefit Obligation
Benefit obligation at beginning of year	$2,220.4	$2,209.2	$288.6	$381.8
Service cost	49.8	50.7	0.5	0.8
Interest cost	148.1	141.2	18.3	20.6
Plan participants’ contributions	—	—	7.6	8.6
Amendments	3.0	3.9	6.2	—
Actuarial loss (gain)	331.1	(56.2)	42.0	(84.9)
Benefits paid	(138.3)	(128.4)	(38.3)	(38.3)

Benefit obligation at end of year	$2,614.1	$2,220.4	$324.9	$288.6

Change in Plan Assets
Fair value of plan assets at beginning of year	$1,903.2	$2,397.5	$8.1	$4.2
Actual return (loss) on plan assets	268.3	(466.5)	—	(1.1)
Employer contributions	122.6	112.0	26.6	34.7
Plan participants’ contributions	—	—	7.6	8.6
Investment and administrative expenses	(11.2)	(11.4)	—	—
Benefits paid	(138.3)	(128.4)	(38.3)	(38.3)

Fair value of plan assets at end of year	$2,144.6	$1,903.2	$4.0	$8.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 30, 2010, May 31, 2009, and May 25, 2008

Columnar Amounts in Millions Except Per Share Amounts

The funded status and amounts recognized in our consolidated balance sheets at May 30, 2010 and May 31, 2009 were:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009

Funded status	$(469.5)	$(317.2)	$(320.9)	$(280.5)

Amounts Recognized in Consolidated Balance Sheets
Other assets	$0.1	$4.1	$—	$—
Other accrued liabilities	(8.5)	(7.8)	(31.1)	(29.2)
Other noncurrent liabilities	(461.1)	(313.5)	(289.8)	(251.3)

Net amount recognized	$(469.5)	$(317.2)	$(320.9)	$(280.5)

Amounts Recognized in Accumulated Other Comprehensive (Income) Loss (Pre-tax)
Actuarial net loss	$473.5	$244.1	$61.3	$19.3
Net prior service cost (benefit)	17.4	18.5	(12.7)	(28.4)

Total	$490.9	$262.6	$48.6	$(9.1)

Weighted-Average Actuarial Assumptions Used to Determine Benefit Obligations At May 30, 2010 and May 31, 2009
Discount rate	5.80%	6.90%	5.40%	6.60%
Long-term rate of compensation increase	4.25%	4.25%	N/A	N/A

The accumulated benefit obligation for all defined benefit pension plans was $2.5 billion and $2.1 billion at May 30, 2010 and May 31, 2009, respectively.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets at May 30, 2010 and May 31, 2009 were:

	2010	2009

Projected benefit obligation	$2,611.9	$2,111.6
Accumulated benefit obligation	2,530.9	2,036.7
Fair value of plan assets	2,142.3	1,790.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 30, 2010, May 31, 2009, and May 25, 2008

Columnar Amounts in Millions Except Per Share Amounts

Components of pension benefit and other postretirement benefit costs were:

	Pension Benefits			Other Benefits
	2010	2009	2008	2010	2009	2008

Service cost	$49.8	$50.7	$59.9	$0.5	$0.8	$1.1
Interest cost	148.1	141.2	133.3	18.3	20.6	21.5
Expected return on plan assets	(161.2)	(158.7)	(148.6)	(0.3)	(0.2)	(0.2)
Amortization of prior service cost (benefit)	3.2	3.0	3.4	(9.4)	(11.2)	(11.7)
Settlement loss	1.9	—	—	—	—	—
Recognized net actuarial (gain) loss	3.9	2.1	8.4	(0.1)	4.8	12.0
Curtailment loss	0.9	—	—	—	—	0.4

Benefit cost—Company plans	46.6	38.3	56.4	9.0	14.8	23.1
Pension benefit cost—multi-employer plans	9.7	8.6	8.5	—	—	—

Total benefit cost	$56.3	$46.9	$64.9	$9.0	$14.8	$23.1

Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss were:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009

Net actuarial (gain) loss	$235.2	$580.4	$41.9	$(88.6)
Prior service cost	3.0	3.8	6.2	—
Amortization of prior service cost (benefit)	(4.1)	(3.0)	9.4	11.2
Recognized net actuarial loss and settlement loss	(5.8)	(2.1)	0.1	(4.8)

Net amount recognized	$228.3	$579.1	$57.6	$(82.2)

Weighted-Average Actuarial Assumptions
Used to Determine Net Expense

	Pension Benefits			Other Benefits
	2010	2009	2008	2010	2009	2008

Discount rate	6.90%	6.60%	5.75%	6.60%	6.40%	5.50%
Long-term rate of return on plan assets	7.75%	7.75%	7.75%	4.50%	4.50%	4.50%
Long-term rate of compensation increase	4.25%	4.25%	4.25%	N/A	N/A	N/A

We amortize prior service cost and amortizable gains and losses in equal annual amounts over the average expected future period of vested service. For plans with no active participants, average life expectancy is used instead of average expected useful service.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 30, 2010, May 31, 2009, and May 25, 2008

Columnar Amounts in Millions Except Per Share Amounts

The amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net expense during the next year are as follows:

	Pension Benefits	Other Benefits

Prior service cost (benefit)	$3.2	$(8.4)
Net actuarial loss	16.4	4.5

Plan Assets

The fair value of Plan assets, summarized by level within the fair value hierarchy described in Note 21, are as follows:

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$5.0	$275.5	$—	$280.5
Equity securities:
U.S. equity securities	537.2	42.1	—	579.3
International equity securities	366.9	40.3	—	407.2
Fixed income securities:
Government bonds	160.4	160.2	—	320.6
Corporate bonds	38.4	207.3	—	245.7
Mortgage-backed bonds	32.3	67.6	—	99.9
Real Estate	3.0	—	61.4	64.4
Other:
Multi-strategy hedge funds	—	—	22.1	22.1
Private equity	—	—	39.1	39.1
Master limited partnerships	49.2	—	—	49.2
Contracts with insurance companies	—	—	31.2	31.2
Net receivables for unsettled transactions	5.4	—	—	5.4

Total assets	$1,197.8	$793.0	$153.8	$2,144.6

Level 1 assets are valued based on quoted prices in active markets for identical securities. The majority of the Level 1 assets listed above include the common stock of both U.S. and international companies, master limited partnership units, and real estate investment trusts, all of which are actively traded and priced in the market. Level 2 assets are valued based on other significant observable inputs including quoted prices for similar securities, yield curves, indices, etc. The Level 2 assets listed above consist primarily of commingled equity investments where values are based on the net asset value of the underlying investments held, individual fixed income securities where values are based on quoted prices of similar securities and observable market data, and commingled fixed income investments where values are based on the net asset value of the underlying investments held. Level 3 assets are those where the fair value is determined based on unobservable inputs. The Level 3 assets listed above consist of alternative investments where active market pricing is not readily available. For Real Estate, the value is based on the net asset value provided by the investment manager who uses market data and independent third party appraisals to determine fair market value. For the Multi-Strategy Hedge Funds, the value is based on the net asset values provided by a third party administrator. For Private Equity, the investment manager provides the valuation using, among other things, comparable transactions, comparable public company data, discounted cash flow analysis, and market conditions. The valuations on the contracts with insurance companies are provided by third party administrators who use the terms of the contract along with available market data to determine the fair market value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 30, 2010, May 31, 2009, and May 25, 2008

Columnar Amounts in Millions Except Per Share Amounts

Level 3 investments are generally considered long-term in nature with varying redemption availability. Certain of our Level 3 investments have imposed redemption gates which may further restrict or limit the redemption of invested funds therein.

As of May 30, 2010, we have unfunded commitments for additional investments in the Private Equity funds totaling approximately $51 million. We expect the funds for these unfunded commitments will come from plan assets rather than the general assets of the Company.

To develop the expected long-term rate of return on plan assets assumption for the pension plans, we consider the current asset allocation strategy, the historical investment performance, and the expectations for future returns of each asset class.

Our pension plan weighted-average asset allocations and our target asset allocations at May 30, 2010 and May 31, 2009, by asset category were as follows:

	May 30,	May 31,	Target
	2010	2009	Allocation

Equity Securities	46%	46%	50%
Debt Securities	31%	40%	25%
Real Estate	3%	4%	8%
Other	20%	10%	17%

Total	100%	100%

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

Other investment is primarily made up of cash, hedge funds, private equity, master limited partnerships, and contracts with insurance companies.

Level 3 Gains and Losses

The change in the fair value of the Plan’s Level 3 assets is summarized as follows:

	Fair Value May 31,		Unrealized Gains		Fair Value May 30,
	2009	Realized Gains	(Losses)	Net, Purchases and Sales	2010

Real Estate	77.1	0.2	(17.2)	1.3	61.4
Multi-strategy hedge funds	68.9	4.5	(2.1)	(49.2)	22.1
Private equity	28.5	—	3.9	6.7	39.1
Contracts with insurance companies	28.9	—	4.1	(1.8)	31.2

Total	$203.4	$4.7	$(11.3)	$(43.0)	$153.8

Our assets for other post-retirement benefits are primarily comprised of money-market securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 30, 2010, May 31, 2009, and May 25, 2008

Columnar Amounts in Millions Except Per Share Amounts

Assumed health care cost trend rates have a significant effect on the benefit obligation of the postretirement plans.

	May 30,	May 31,
Assumed Health Care Cost Trend Rates at	2010	2009

Initial health care cost trend rate	8.0%	8.5%
Ultimate health care cost trend rate	5.0%	5.5%
Year that the rate reaches the ultimate trend rate	2016	2013

A one percentage point change in assumed health care cost rates would have the following effect:

	One Percent	One Percent
	Increase	Decrease

Effect on total service and interest cost	$1.5	$(1.4)
Effect on postretirement benefit obligation	21.1	(19.9)

We currently anticipate making contributions of approximately $116.0 million to our company-sponsored pension plans in fiscal 2011. This estimate is based on current tax laws, plan asset performance and liability assumptions, which are subject to change. We anticipate making contributions of $36.4 million to the postretirement plan in fiscal 2011.

The following table presents estimated future gross benefit payments and Medicare Part D subsidy receipts for our plans:

		Health Care and Life Insurance
	Pension	Benefit	Subsidy
	Benefits	Payments	Receipts

2011	$141.6	$36.5	$(4.5)
2012	144.9	34.7	(4.3)
2013	149.2	34.3	(4.4)
2014	153.4	33.8	(4.5)
2015	158.2	33.0	(4.5)
Succeeding 5 years	875.7	145.9	(22.0)

Certain of our employees are covered under defined contribution plans. The expense related to these plans was $22.8 million, $23.2 million, and $24.4 million in fiscal 2010, 2009, and 2008, respectively.

21.	FAIR VALUE MEASUREMENTS

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

Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 30, 2010, May 31, 2009, and May 25, 2008

Columnar Amounts in Millions Except Per Share Amounts

Level 2—Observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets, and

Level 3—Unobservable inputs reflecting our own assumptions and best estimate of what inputs market participants would use in pricing the asset or liability.

The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of May 30, 2010:

	Level 1	Level 2	Level 3	Total

Assets:
Derivative assets	$5.7	$56.1	$—	$61.8
Available for sale securities	1.8	—	—	1.8
Deferred compensation assets	7.1	—	—	7.1

Total assets	$14.6	$56.1	$—	$70.7

Liabilities:
Derivative liabilities	$0.3	$9.8	$—	$10.1
Deferred and share-based compensation liabilities	22.1	—	—	22.1

Total liabilities	$22.4	$9.8	$—	$32.2

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

The following table presents our assets measured at fair value on a nonrecurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall:

	Balance at
	May 30,				Total Losses
	2010	Level 1	Level 2	Level 3	Recognized

Assets measured at fair value:
Property, plant, and equipment	$35.0	$—	$—	$35.0	$49.8
Noncurrent assets held for sale	30.4	—	—	30.4	58.3

		$—	$—	$65.4	$108.1

During fiscal 2010, a partially completed production facility that we have decided to divest with a carrying amount of $39.3 million was written-down to its fair value of $6.0 million, resulting in an impairment charge of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 30, 2010, May 31, 2009, and May 25, 2008

Columnar Amounts in Millions Except Per Share Amounts

$33.3 million, which is included in selling, general and administrative expenses in the Consumer Foods segment (see Note 6). The fair value measurement used to determine this impairment was based on the market approach and reflected anticipated sales proceeds for these assets.

During fiscal 2010, we decided to close our meat snack production facility in Garner, North Carolina (see Note 6). We recognized an impairment charge of $16.5 million to write-down the associated property, plant and equipment with a carrying amount of $45.5 million to its fair value of $29.0 million. The fair value measurement used to determine this impairment was based on the income approach, which utilized cash flow projections consistent with the most recent Slim Jim® business plan, a terminal value, and a discount rate equivalent to a market participant’s weighted-average cost of capital.

During fiscal 2010, noncurrent assets held for sale from our discontinued Gilroy Foods & Flavorstm business with a carrying amount of $88.7 million were written-down to their fair value of $30.4 million, resulting in an impairment charge of $58.3 million ($39.3 million after-tax), which is included in results of discontinued operations (see Note 2). The fair value measurement used to determine this impairment was based on the market approach and reflected anticipated sales proceeds for these assets.

The carrying amount of long-term debt (including current installments) was $3.5 billion as of both May 30, 2010 and May 31, 2009. Based on current market rates provided primarily by outside investment bankers, the fair value of this debt at May 30, 2010 and May 31, 2009 was estimated at $4.1 billion and $3.7 billion, respectively.

22.	BUSINESS SEGMENTS AND RELATED INFORMATION

We report our operations in two reporting segments: Consumer Foods and Commercial Foods. The Consumer Foods reporting segment includes branded, private label, and customized food products, which are sold in various retail and foodservice channels, principally in North America. The products include a variety of categories (meals, entrees, condiments, sides, snacks, and desserts) across frozen, refrigerated, and shelf-stable temperature classes. The Commercial Foods reporting segment includes commercially branded foods and ingredients, which are sold principally to foodservice, food manufacturing, and industrial customers. The Commercial Foods segment’s primary products include: specialty potato products, milled grain ingredients, a variety of vegetable products, seasonings, blends, and flavors which are sold under brands such as Lamb Weston®, ConAgra Mills®, and Spicetec®.

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

In July 2010, subsequent to the end of our fiscal 2010, we completed the sale of substantially all of the assets of Gilroy Foods & Flavorstm dehydrated garlic, onion, capsicum and Controlled Moisturetm, GardenFrost®, Redi-Madetm, and fresh vegetable operations for $250 million in cash, subject to final working capital adjustments. Based on our estimate of proceeds from the sale of this business, we recognized impairment and related charges totaling $59 million ($40 million after-tax) in the fourth quarter of fiscal 2010. We reflected the results of these operations as discontinued operations for all periods presented.

Intersegment sales have been recorded at amounts approximating market. Operating profit for each segment is based on net sales less all identifiable operating expenses. General corporate expense, net interest expense, and income taxes have been excluded from segment operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 30, 2010, May 31, 2009, and May 25, 2008

Columnar Amounts in Millions Except Per Share Amounts

General corporate expenses included transition services income of $6 million, $5 million, and $14 million for fiscal 2010, 2009, and 2008, respectively, related to services provided to the buyers of certain divested businesses.

	2010	2009	2008

Net sales
Consumer Foods	$8,001.9	$7,978.6	$7,400.3
Commercial Foods	4,077.5	4,447.5	3,847.9

Total Net Sales	$12,079.4	$12,426.1	$11,248.2

Operating profit
Consumer Foods	$1,112.6	$949.4	$830.1
Commercial Foods	539.0	542.6	466.4

Total operating profit	$1,651.6	$1,492.0	$1,296.5

Equity method investment earnings
Consumer Foods	$2.1	$2.7	$1.3
Commercial Foods	20.0	21.3	48.4

Total equity method investment earnings	$22.1	$24.0	$49.7

Operating profit plus equity method investment earnings
Consumer Foods	$1,114.7	$952.1	$831.4
Commercial Foods	559.0	563.9	514.8

Total operating profit plus equity method investment earnings	$1,673.7	$1,516.0	$1,346.2

General corporate expenses	$(406.4)	$(393.6)	$(391.8)
Interest expense, net	(160.4)	(186.0)	(252.9)
Income tax expense	(362.1)	(318.6)	(210.4)

Income from continuing operations	744.8	617.8	491.1
Less: Income (loss) attributable to noncontrolling interests	(2.5)	0.6	—

Income from continuing operations attributable to ConAgra Foods, Inc.	$747.3	$617.2	$491.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 30, 2010, May 31, 2009, and May 25, 2008

Columnar Amounts in Millions Except Per Share Amounts

	2010	2009	2008

Identifiable assets
Consumer Foods	$7,098.4	$7,108.7	$7,075.9
Commercial Foods	2,235.2	2,187.9	2,118.2
Corporate	2,130.5	1,438.9	1,257.0
Held for sale	273.9	337.8	3,231.4

Total	$11,738.0	$11,073.3	$13,682.5

Additions to property, plant and equipment
Consumer Foods	$278.0	$261.3	$159.9
Commercial Foods	158.6	109.1	151.4
Corporate	46.3	59.2	117.7

Total	$482.9	$429.6	$429.0

Depreciation and amortization
Consumer Foods	$151.3	$132.9	$130.8
Commercial Foods	78.4	73.7	60.4
Corporate	97.1	101.0	96.0

Total	$326.8	$307.6	$287.2

Net sales by product type within each segment were:

	2010	2009	2008

Net sales
Consumer Foods:
Convenient Meals	$2,754.8	$2,694.3	$2,479.2
Snacks	1,289.9	1,321.3	1,200.4
Meal Enhancers	1,101.1	1,027.5	931.7
Specialty Foods	2,856.1	2,935.5	2,789.0

Total Consumer Foods	$8,001.9	$7,978.6	$7,400.3

Commercial Foods:
Specialty Potatoes	$2,279.9	$2,296.9	$1,985.6
Milled Products	1,413.3	1,747.4	1,504.4
Seasonings, Blends, and Flavors	384.3	403.2	358.9
Other	—	—	(1.0)

Total Commercial Foods	$4,077.5	$4,447.5	$3,847.9

Total Net Sales	$12,079.4	$12,426.1	$11,248.2

Presentation of Derivative Gains (Losses) for Economic Hedges of Forecasted Cash Flows in Segment Results

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 30, 2010, May 31, 2009, and May 25, 2008

Columnar Amounts in Millions Except Per Share Amounts

economically hedged is recognized in cost of goods sold. We believe this change results in better segment management focus on key operational initiatives and improved transparency to derivative gains and losses.

Foreign currency derivatives used to manage foreign currency risk of forecasted cash flows are not designated for hedge accounting treatment. We believe these derivatives provide economic hedges of the foreign currency risk of certain forecasted transactions. As such, these derivatives are recognized at fair market value with realized and unrealized gains and losses recognized in general corporate expenses. The gains and losses are subsequently recognized in the operating results of the reporting segments in the period in which the underlying transaction being economically hedged is included in earnings.

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology (in millions):

	Fiscal Year Ended
	May 30,	May 31,
	2010	2009

Net derivative losses incurred	$(16.9)	$(77.4)
Less: Net derivative losses allocated to reporting segments	(19.3)	(72.5)

Net derivative gains (losses) recognized in general corporate expenses	$2.4	$(4.9)

Net derivative losses allocated to Consumer Foods	$(14.3)	$(48.0)
Net derivative losses allocated to Commercial Foods	(5.0)	(24.5)

Net derivative losses included in segment operating profit	$(19.3)	$(72.5)

Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify losses of $4.6 million and gains of $1.6 million to segment operating results in fiscal 2011 and 2012 and thereafter, respectively. Amounts allocated, or to be allocated, to segment operating results during fiscal 2010 and 2011 include $5.3 million of losses incurred during fiscal 2009.

During fiscal 2008, derivative instruments used to create economic hedges of such commodity inputs were marked-to-market each period with both realized and unrealized changes in market value immediately included in cost of goods sold within segment operating profit. In fiscal 2008, net derivative gains from economic hedges of forecasted commodity consumption and foreign currency risk of certain forecasted transactions were $62.6 million in the Consumer Foods segment and $22.5 million in the Commercial Foods segment.

At May 30, 2010, ConAgra Foods and its subsidiaries had approximately 24,400 employees, primarily in the United States. Approximately 53% of our employees are parties to collective bargaining agreements. Of the employees subject to collective bargaining agreements, approximately 25% are parties to collective bargaining agreements that are scheduled to expire during fiscal 2011.

Our operations are principally in the United States. With respect to operations outside of the United States, no single foreign country or geographic region was significant with respect to consolidated operations for fiscal 2010, 2009, and 2008. Foreign net sales, including sales by domestic segments to customers located outside of the United States, were approximately $1.2 billion, $1.3 billion, and $1.2 billion in fiscal 2010, 2009, and 2008, respectively. Our long-lived assets located outside of the United States are not significant.

Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 18%, 17%, and 15% of consolidated net sales for fiscal 2010, 2009, and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 30, 2010, May 31, 2009, and May 25, 2008

Columnar Amounts in Millions Except Per Share Amounts

Wal-Mart Stores, Inc. and its affiliates accounted for approximately 16% and 15% of consolidated net receivables for fiscal 2010 and 2009, respectively. This reflects all Consumer Foods businesses, including those which are classified as discontinued operations.

23.	QUARTERLY FINANCIAL DATA (Unaudited)
(in millions, except per share amounts)

	2010				2009
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Net sales	$2,886.3	$3,100.1	$3,030.5	$3,062.5	$2,978.0	$3,168.9	$3,054.9	$3,224.3
Gross profit	706.2	842.6	778.6	737.8	574.2	670.8	725.9	811.1
Income (loss) from discontinued operations	2.2	1.4	7.7	(32.8)	345.7	3.5	7.2	4.8
Net income attributable to ConAgra Foods, Inc	165.9	239.7	229.6	90.6	442.4	168.1	193.2	174.7
Earnings per share (1)(2):
Basic earnings per share:
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$0.37	$0.54	$0.50	$0.28	$0.21	$0.37	$0.42	$0.38
Income (loss) from discontinued operations attributable to ConAgra Foods, Inc. common stockholders	—	—	0.02	(0.08)	0.74	0.01	0.01	0.01

Net income attributable to ConAgra Foods, Inc. common stockholders	$0.37	$0.54	$0.52	$0.20	$0.95	$0.38	$0.43	$0.39

Diluted earnings per share:
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$0.37	$0.53	$0.49	$0.27	$0.21	$0.37	$0.41	$0.38
Income (loss) from discontinued operations attributable to ConAgra Foods, Inc. common stockholders	—	0.01	0.02	(0.07)	0.73	—	0.02	0.01

Net income attributable to ConAgra Foods, Inc. common stockholders	$0.37	$0.54	$0.51	$0.20	$0.94	$0.37	$0.43	$0.39

Dividends declared per common share	$0.19	$0.20	$0.20	$0.20	$0.19	$0.19	$0.19	$0.19
Share price:
High	$20.45	$22.56	$24.64	$26.28	$24.00	$21.81	$17.87	$18.70
Low	18.51	19.92	21.83	23.58	19.28	13.91	13.80	14.02

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 30, 2010, May 31, 2009, and May 25, 2008

Columnar Amounts in Millions Except Per Share Amounts

(1)	Amounts differ from previously filed quarterly reports. During the fourth quarter of fiscal 2010, we began to reflect the operations of our Gilroy Foods & Flavors TM dehydrated vegetable operations as discontinued operations. See additional detail in Note 2.

(2)	Basic and diluted earnings per share are calculated independently for each of the quarters presented. Accordingly, the sum of the quarterly earnings per share amounts may not agree with the total year.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ConAgra Foods, Inc.:

We have audited the accompanying consolidated balance sheets of ConAgra Foods, Inc. and subsidiaries (the Company) as of May 30, 2010 and May 31, 2009, and the related consolidated statements of earnings, comprehensive income, common stockholders’ equity, and cash flows for each of the years in the three-year period ended May 30, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ConAgra Foods, Inc. and subsidiaries as of May 30, 2010 and May 31, 2009, and the results of their operations and cash flows for each of the years in the three-year period ended May 30, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in note 16 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (included in FASB ASC Topic 740, Income Taxes), as of May 28, 2007. As discussed in note 20 to the consolidated financial statements, the Company adopted the measurement date provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (included in FASB ASC Topic 715, Compensation—Retirement Benefits), as of May 28, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of May 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 22, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Omaha, Nebraska
July 22, 2010

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of May 30, 2010. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated any change in the Company’s internal control over financial reporting that occurred during the quarter covered by this report and determined that there was no change in our internal controls over financial reporting during the fourth quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

With the participation of ConAgra Foods’ Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of ConAgra Foods’ internal control over financial reporting as of May 30, 2010. In making this assessment, management used criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management concluded that, as of May 30, 2010, its internal control over financial reporting was effective.

The effectiveness of ConAgra Foods’ internal control over financial reporting as of May 30, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

/s/ Gary M. Rodkin Gary M. Rodkin President and Chief Executive Officer July 22, 2010	/s/ John F. Gehring John F. Gehring Executive Vice President and Chief Financial Officer July 22, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ConAgra Foods, Inc.:

We have audited the internal control over financial reporting of ConAgra Foods, Inc. and subsidiaries (the Company) as of May 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, ConAgra Foods, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of May 30, 2010 and May 31, 2009, and the related consolidated statements of earnings, comprehensive income, common stockholders’ equity, and cash flows for each of the years in the three-year period ended May 30, 2010, and our report dated July 22, 2010 expressed an unqualified opinion on those consolidated financial statements and includes an explanatory paragraph regarding the Company’s adoption as of May 28, 2007 of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (included in FASB ASC Topic 740, Income Taxes); and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (included in FASB ASC Topic 715, Compensation—Retirement Benefits).

/s/  KPMG LLP

Omaha, Nebraska
July 22, 2010

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to our Directors will be set forth in the 2010 Proxy Statement under the headings “Proposal #1: Election of Directors,” and the information is incorporated herein by reference.

Information regarding our executive officers is included in Part I of this Form 10-K under the heading “Executive Officers of the Registrant”, as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by our Directors, executive officers, and holders of more than ten percent of our equity securities will be set forth in the 2010 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” and the information is incorporated herein by reference.

Information with respect to the Audit Committee and the Audit Committee’s financial experts will be set forth in the 2010 Proxy Statement under the heading “Corporate Governance—Board Committees—Audit Committee,” and the information is incorporated herein by reference.

We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, and Controller. This code of ethics is available on our website at www.conagrafoods.com through the “Our Company Information-Investors” link. If we make any amendments to this code other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this code to our Chief Executive Officer, Chief Financial Officer, or Controller, we will disclose the nature of the amendment or waiver, its effective date, and to whom it applies on our website at www.conagrafoods.com through the “Our Company Information-Investors” link.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to director and executive compensation and our Human Resources Committee will be set forth in the 2010 Proxy Statement under the headings “Non-Employee Director Compensation,” “Corporate Governance—Board Committees—Human Resources Committee,” and “Executive Compensation,” and the information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management will be set forth in the 2010 Proxy Statement under the heading “Voting Securities of Directors, Officers, and Greater Than 5% Owners,” and the information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about shares of our common stock that may be issued upon the exercise of options, warrants and rights under existing equity compensation plans as of our most recent fiscal year-end, May 30, 2010.

Number of Securities
		Weighted-Average	Remaining Available for
	Number of Securities to	Exercise Price of	Future Issuance Under
	be Issued Upon Exercise	Outstanding	Equity Compensation Plans
	of Outstanding Options,	Options, Warrants, and	(Excluding Securities
	Warrants, and Rights	Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)(2)	39,051,304	$22.49	33,140,800
Equity compensation plans not approved by security holders	—	—	—

Total	39,051,304	$22.49	33,140,800

(1)	Column (a) includes 1,391,000 shares that could be issued under performance shares outstanding at May 30, 2010. The performance shares are earned and common stock issued if pre-set financial objectives are met. Actual shares issued may be equal to, less than or greater than the number of outstanding performance shares included in column (a), depending on actual performance. Column (b) does not take these awards into account because they do not have an exercise price. Column (b) also excludes 2,588,540 restricted stock units and 594,650 deferral interests in deferred compensation plans that are included in column (a) but do not have an exercise price. The units vest and are payable in common stock after expiration of the time periods set forth in the related agreements. The interests in the deferred compensation plans are settled in common stock on the schedules selected by the participants.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to Director independence and certain relationships and related transactions will be set forth in the 2010 Proxy Statement under the headings “Corporate Governance—Director Independence,” and “Corporate Governance—Board Committees—Audit Committee,” and the information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to the principal accountant will be set forth in the 2010 Proxy Statement under the heading “Proposal #2: Ratification of the Appointment of Independent Auditor,” and the information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a) List of documents filed as part of this report:

1. Financial Statements

All financial statements of the Company as set forth under Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules

Schedule		Page
Number	Description	Number

S-II	Valuation and Qualifying Accounts	91
	Report of Independent Registered Public Accounting Firm	92

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
July 22, 2010

/s/  JOHN F. GEHRING

John F. Gehring
Executive Vice President and Chief Financial Officer
July 22, 2010

/s/  PATRICK D. LINEHAN

Patrick D. Linehan
Senior Vice President and Corporate Controller
July 22, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 22nd day of July, 2010.

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
John F. Gehring
Attorney-In-Fact

Schedule II

CONAGRA FOODS, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
For the Fiscal Years ended May 30, 2010, May 31, 2009, and May 25, 2008
(Dollars in millions)

		Additions (Deductions)
	Balance at	Charged			Deductions		Balance at
	Beginning	to Costs and			from		Close of
Description	of Period	Expenses	Other		Reserves		Period

Year ended May 30, 2010
Allowance for doubtful receivables	$13.8	1.1	—		6.4	(1)	$8.5
Year ended May 31, 2009
Allowance for doubtful receivables	$17.5	1.5	—		5.2	(1)	$13.8
Year ended May 25, 2008
Allowance for doubtful receivables	$16.7	2.6	1.9	(2)	3.7	(1)	$17.5

(1)	Bad debts charged off, less recoveries.

(2)	Changes to reserve accounts related primarily to acquisitions and dispositions of businesses and foreign currency translation adjustments.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ConAgra Foods, Inc.:

Under date of July 22, 2010, we reported on the consolidated balance sheets of ConAgra Foods, Inc. and subsidiaries (the Company) as of May 30, 2010 and May 31, 2009, and the related consolidated statements of earnings, comprehensive income, common stockholders’ equity, and cash flows for each of the years in the three-year period ended May 30, 2010, which are included in the Annual Report on Form 10-K of ConAgra Foods, Inc. for the fiscal year ended May 30, 2010. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule listed in the Index at Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 16 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (included in FASB ASC Topic 740, Income Taxes), as of May 28, 2007. As discussed in note 20 to the consolidated financial statements, the Company adopted the measurement date provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (included in FASB ASC Topic 715, Compensation—Retirement Benefits), as of May 28, 2007.

/s/  KPMG LLP

Omaha, Nebraska
July 22, 2010

EXHIBIT INDEX

Number		Description

3.1		ConAgra Foods’ Certificate of Incorporation, as restated, incorporated herein by reference to Exhibit 3.1 of ConAgra Foods’ current report on Form 8-K dated December 1, 2005
3.2		Amended and Restated By-Laws of ConAgra Foods, Inc., as Amended, incorporated herein by reference to Exhibit 3.1 of ConAgra Foods’ current report on Form 8-K dated November 29, 2007
*10	.1	Form of Amended and Restated Agreement between ConAgra Foods and its executives, incorporated herein by reference to Exhibit 10.14 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 23, 2008
*10	.2	ConAgra Foods, Inc. Amended and Restated Non-Qualified CRISP Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 23, 2008
*10	.3	ConAgra Foods, Inc. Non-Qualified Pension Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.2 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 23, 2008
*10	.3.1	Amendment One dated December 3, 2009 to ConAgra Foods, Inc. Nonqualified Pension Plan, incorporated herein by reference to Exhibit 10.2 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended February 28, 2010
*10	.4	ConAgra Foods Supplemental Pension and CRISP Plan for Change of Control, incorporated herein by reference to Exhibit 10.5 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 30, 2004
*10	.5	Form of Executive Time Sharing Agreement, incorporated herein by reference to Exhibit 10.5 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 25, 2007
*10	.6	ConAgra Foods 1990 Stock Plan, incorporated herein by reference to Exhibit 10.6 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 29, 2005
*10	.7	ConAgra Foods 1995 Stock Plan, incorporated herein by reference to Exhibit 10.7 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 29, 2005
*10	.8	ConAgra Foods 2000 Stock Plan, incorporated herein by reference to Exhibit 10.8 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 29, 2005
*10	.9	Amendment dated May 2, 2002 to ConAgra Foods Stock Plans and other Plans, incorporated herein by reference to Exhibit 10.10 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 26, 2002
*10	.10	ConAgra Foods 2006 Stock Plan, incorporated herein by reference to Exhibit 10.10 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 28, 2006
*10	.10.1	Form of Stock Option Agreement for Non-Employee Directors (ConAgra Foods 2006 Stock Plan), incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ current report on Form 8-K dated October 3, 2006
*10	.10.2	Form of Stock Option Agreement for Employees (ConAgra Foods 2006 Stock Plan), incorporated herein by reference to Exhibit 10.25 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 26, 2006
*10	.10.3	Form of Restricted Stock Award Agreement (ConAgra Foods 2006 Stock Plan), incorporated herein by reference to Exhibit 10.26 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 26, 2006
*10	.10.4	Form of Restricted Stock Unit Agreement (ConAgra Foods 2006 Stock Plan), incorporated herein by reference to Exhibit 10.27 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 26, 2006
*10	.10.4.1	Amendment One to Restricted Stock Unit Agreement (ConAgra Foods 2006 Stock Plan), incorporated herein by reference to Exhibit 10.12 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 23, 2008

Number		Description

*10	.10.4.2	Form of Restricted Stock Unit Agreement (ConAgra Foods 2006 Stock Plan) (Post—July 2007), incorporated herein by reference to Exhibit 10.13 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 23, 2008
*10	.11	ConAgra Foods 2009 Stock Plan, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ current report on Form 8-K dated September 28, 2009
*10	.11.1	Form of Stock Option Agreement for Non-Employee Directors under the ConAgra Foods 2009 Stock Plan, incorporated herein by reference to Exhibit 10.5 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended August 30, 2009
*10	.11.2	Form of Stock Option Agreement under the ConAgra Foods 2009 Stock Plan, incorporated herein by reference to Exhibit 10.4 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended August 30, 2009
*10	.11.3	Form of Stock Option Agreement for certain named executive officers under the ConAgra Foods 2009 Stock Plan, incorporated herein by reference to Exhibit 10.6 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended August 30, 2009
*10	.11.4	Form of Restricted Stock Unit Agreement under the ConAgra Foods 2009 Stock Plan, incorporated herein by reference to Exhibit 10.3 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended August 30, 2009
*10	.12	ConAgra Foods, Inc. Directors’ Deferred Compensation Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.4 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 23, 2008
*10	.13	ConAgra Foods, Inc. Amended and Restated Voluntary Deferred Compensation Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.3 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 23, 2008
*10	.13.1	Amendment One dated December 3, 2009 to the ConAgra Foods, Inc. Amended and Restated Voluntary Deferred Compensation Plan (January 1, 2009 Restatement) , incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended February 28, 2010
*10	.14	Form of Stock Option Agreement, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended August 29, 2004
*10	.15	Amended and Restated Employment Agreement between ConAgra Foods and Gary M. Rodkin, incorporated herein by reference to Exhibit 10.15 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 23, 2008
*10	.16	Stock Option Agreement between ConAgra Foods and Gary M. Rodkin, incorporated herein by reference to Exhibit 10.2 of ConAgra Foods’ current report on Form 8-K dated August 31, 2005
*10	.17	Amended and Restated Employment Agreement between ConAgra Foods and Robert Sharpe, incorporated herein by reference to Exhibit 10.16 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 23, 2008
*10	.18	Letter Agreement between ConAgra Foods and Andre Hawaux, dated October 9, 2006, incorporated herein by reference to Exhibit 10.24 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 27, 2007
*10	.19	Transition Agreement between ConAgra Foods and Owen C. Johnson, dated July 18, 2007, incorporated herein by reference to Exhibit 10.26 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 27, 2007
*10	.20	Transition and Severance Agreement between ConAgra Foods, Inc. and Pete Perez dated December 31, 2009, incorporated herein by reference to Exhibit 10.3 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended February 28, 2010
*10	.21	Amendment No. 1 to Stock Option Agreement between ConAgra Foods, Inc. and Peter M. Perez dated December 31, 2009 (2004 Options), incorporated herein by reference to Exhibit 10.4 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended February 28, 2010

Number		Description

*10	.22	Amendment No. 1 to Stock Option Agreement between ConAgra Foods, Inc. and Peter M. Perez dated December 31, 2009 (2009 Options), incorporated herein by reference to Exhibit 10.5 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended February 28, 2010
*10	.23	Summary of Non-Employee Director Compensation Program, incorporated herein by reference to Exhibit 10.7 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 29, 2009
*10	.24	ConAgra Foods 2004 Executive Incentive Plan, incorporated by reference to Exhibit 10.18 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 30, 2004
*10	.24.1	Amendment One to ConAgra Foods 2004 Executive Incentive Plan, incorporated herein by reference to Exhibit 10.6 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 23, 2008
*10	.25	ConAgra Foods Executive Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10.2 of ConAgra Foods’ current report on Form 8-K dated September 28, 2009
10.26		Long-Term Revolving Credit Agreement between ConAgra Foods and the banks that have signed the agreement, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ current report on Form 8-K dated December 16, 2005
10	.26.1	Extension Letter for Long-Term Revolving Credit Agreement between ConAgra Foods and the banks that have signed the agreement, incorporated herein by reference to Exhibit 10.23.1 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 26, 2006
10.27		Contribution and Equity Interest Purchase Agreement by and among ConAgra Foods, Inc., ConAgra Foods Food Ingredients Company, Inc., Freebird I LLC, Freebird II LLC, Freebird Holdings, LLC and Freebird Intermediate Holdings, LLC, dated as of March 27, 2008, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ current report on Form 8-K dated March 27, 2008
*10	.28	ConAgra Foods, Inc. 2006 Performance Share Plan, as amended, incorporated herein by reference to Exhibit 10.8 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 23, 2008
*10	.29	ConAgra Foods, Inc. 2008 Performance Share Plan, effective July 16, 2008, incorporated herein by reference to Exhibit 10.3 of ConAgra Foods’ quarterly report on Form 10-Q for quarter ended August 24, 2008
12		Statement regarding computation of ratio of earnings to fixed charges
21		Subsidiaries of ConAgra Foods, Inc.
23		Consent of KPMG LLP
24		Powers of Attorney
31.1		Section 302 Certificate
31.2		Section 302 Certificate
32.1		Section 906 Certificates
101.1		The following materials from ConAgra Foods’ Annual Report on Form 10-K for the year ended May 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Common Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, tagged as blocks of text, and (vi) document and entity information.

*	Management contract or compensatory plan.

Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to ConAgra Foods’ long-term debt are not filed with this Form 10-K. ConAgra Foods will furnish a copy of any such long-term debt agreement to the Securities and Exchange Commission upon request.