Form 10-Q
period 2010-08-29
CONAGRA FOODS INC /DE/
filed 2010-10-01
CIK 23217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 29, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐      No ☑
Number of shares outstanding of issuer’s common stock, as of September 26, 2010, was 439,720,454.

Part I.	FINANCIAL INFORMATION	3

Item 1	Financial Statements	3

	Unaudited Condensed Consolidated Statements of Earnings for the Thirteen Weeks ended August 29, 2010 and August 30, 2009	3

	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Thirteen Weeks ended August 29, 2010 and August 30, 2009	4

	Unaudited Condensed Consolidated Balance Sheets as of August 29, 2010 and May 30, 2010	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks ended August 29, 2010 and August 30, 2009	6

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4	Controls and Procedures	34

Part II.	OTHER INFORMATION	35

Item 1	Legal Proceedings	35

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6	Exhibits	35

Signatures		36

Exhibit Index		37
EX-10.1
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions except per share amounts)
(unaudited)

	Thirteen weeks ended
	August 29,	August 30,
	2010	2009
Net sales	$2,817.6	$2,886.3
Costs and expenses:
Cost of goods sold	2,165.8	2,180.1
Selling, general and administrative expenses	410.0	421.9
Interest expense, net	37.3	41.4

Income from continuing operations before income taxes and equity method investment earnings	204.5	242.9
Income tax expense	67.0	88.8
Equity method investment earnings	6.2	8.9

Income from continuing operations	143.7	163.0
Income from discontinued operations, net of tax	2.6	2.2

Net income	$146.3	$165.2

Less: Net loss attributable to noncontrolling interests	(0.1)	(0.7)

Net income attributable to ConAgra Foods, Inc.	$146.4	$165.9

Earnings per share - basic
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$0.32	$0.37
Income from discontinued operations attributable to ConAgra Foods, Inc. common stockholders	0.01	—

Net income attributable to ConAgra Foods, Inc. common stockholders	$0.33	$0.37

Earnings per share - diluted
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$0.32	$0.37
Income from discontinued operations attributable to ConAgra Foods, Inc. common stockholders	0.01	—

Net income attributable to ConAgra Foods, Inc. common stockholders	$0.33	$0.37

Cash dividends declared per common share	$0.20	$0.19
     See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Thirteen weeks ended
	August 29,	August 30,
	2010	2009
Net income	$146.3	$165.2
Other comprehensive income (loss):
Derivative adjustments, net of tax	0.1	—
Unrealized gains and losses on available-for-sale securities, net of tax:
Unrealized holding losses arising during the period	(0.2)	(0.1)
Currency translation adjustment:
Unrealized translation gains arising during the period	4.9	1.2
Pension and postretirement healthcare liabilities, net of tax	2.3	(0.8)

Comprehensive income	153.4	165.5
Comprehensive loss attributable to noncontrolling interests	(0.1)	(0.7)

Comprehensive income attributable to ConAgra Foods, Inc.	$153.5	$166.2

     See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions except share data)
(unaudited)

	August 29,	May 30,
	2010	2010
ASSETS
Current assets
Cash and cash equivalents	$840.9	$953.2
Receivables, less allowance for doubtful accounts of $8.0 and $8.5	853.3	849.6
Inventories	1,769.3	1,606.5
Prepaid expenses and other current assets	522.2	307.3
Current assets held for sale	—	243.5

Total current assets	3,985.7	3,960.1

Property, plant and equipment	5,494.5	5,402.9
Less accumulated depreciation	(2,848.9)	(2,777.9)

Property, plant and equipment, net	2,645.6	2,625.0

Goodwill	3,602.0	3,552.1
Brands, trademarks and other intangibles, net	934.1	874.8
Other assets	480.3	695.6
Noncurrent assets held for sale	—	30.4

	$11,647.7	$11,738.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable	$0.6	$0.6
Current installments of long-term debt	257.7	260.2
Accounts payable	977.3	919.1
Accrued payroll	131.1	263.9
Other accrued liabilities	711.7	579.0
Current liabilities held for sale	—	13.4

Total current liabilities	2,078.4	2,036.2

Senior long-term debt, excluding current installments	3,018.4	3,030.5
Subordinated debt	195.9	195.9
Other noncurrent liabilities	1,442.9	1,541.3
Noncurrent liabilities held for sale	—	5.2

Total liabilities	6,735.6	6,809.1

Commitments and contingencies (Note 14)
Common stockholders’ equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 567,907,172	2,839.7	2,839.7
Additional paid-in capital	880.9	897.5
Retained earnings	4,475.5	4,417.1
Accumulated other comprehensive loss	(278.2)	(285.3)
Less treasury stock, at cost, 128,393,555 and 125,637,495 common shares	(3,010.8)	(2,945.1)

Total ConAgra Foods common stockholders’ equity	4,907.1	4,923.9
Noncontrolling interests	5.0	5.0

Total stockholders’ equity	4,912.1	4,928.9

	$11,647.7	$11,738.0

     See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Thirteen weeks ended
	August 29,	August 30,
	2010	2009
Cash flows from operating activities:
Net income	$146.3	$165.2
Income from discontinued operations	2.6	2.2

Income from continuing operations	143.7	163.0
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	86.4	78.8
Loss on sale of fixed assets	1.7	1.3
Impairment charges related to Garner accident	—	19.1
Insurance recoveries recognized related to Garner accident	(1.3)	(33.7)
Advances from insurance carriers related to Garner accident	3.0	—
Distributions from affiliates greater (less) than current earnings	(2.6)	1.8
Contributions to pension plans	(110.1)	(2.7)
Share-based payments expense	8.4	12.0
Non-cash interest income on payment-in-kind notes	(18.5)	(19.8)
Other items	22.5	17.7
Change in operating assets and liabilities before effects of business acquisitions and dispositions:
Accounts receivable	(1.5)	(74.1)
Inventory	(148.0)	34.5
Prepaid expenses and other current assets	37.8	(15.9)
Accounts payable	80.9	(42.6)
Accrued payroll	(132.1)	(19.1)
Other accrued liabilities	135.7	155.8

Net cash flows from operating activities – continuing operations	106.0	276.1
Net cash flows from operating activities – discontinued operations	2.8	(13.5)

Net cash flows from operating activities	108.8	262.6

Cash flows from investing activities:
Additions to property, plant and equipment	(129.1)	(117.4)
Sale of property, plant and equipment	1.0	1.4
Advances from insurance carriers related to Garner accident	2.5	—
Purchase of businesses and intangible assets	(129.7)	(3.0)

Net cash flows from investing activities – continuing operations	(255.3)	(119.0)
Net cash flows from investing activities – discontinued operations	248.9	4.9

Net cash flows from investing activities	$(6.4)	$(114.1)

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (continued)
(in millions)
(unaudited)

	Thirteen weeks ended
	August 29,	August 30,
	2010	2009
Cash flows from financing activities:
Repayment of long-term debt	$(38.4)	$(2.7)
Repurchase of ConAgra Foods common shares	(100.0)	—
Cash dividends paid	(88.5)	(85.0)
Exercise of stock options and issuance of other stock awards	10.9	(14.1)
Other items	(0.3)	(0.8)

Net cash flows from financing activities – continuing operations	(216.3)	(102.6)
Net cash flows from financing activities – discontinued operations	(0.1)	(0.2)

Net cash flows from financing activities	(216.4)	(102.8)

Effect of exchange rate changes on cash and cash equivalents	1.7	0.8

Net change in cash and cash equivalents	(112.3)	46.5
Cash and cash equivalents at beginning of period	953.2	243.2

Cash and cash equivalents at end of period	$840.9	$289.7

     See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirteen Weeks ended August 29, 2010 and August 30, 2009
(columnar dollars in millions except per share amounts)
1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The unaudited financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. The adjustments are of a normal recurring nature, except as otherwise noted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the ConAgra Foods, Inc. (the “Company,” “we,” “us,” or “our”) annual report on Form 10-K for the fiscal year ended May 30, 2010.
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
The following details the income tax expense (benefit) on components of other comprehensive income:

	Thirteen weeks ended
	August 29,	August 30,
	2010	2009
Unrealized losses on available-for-sale securities	$(0.1)	$(0.1)
Pension and postretirement healthcare liabilities	1.5	0.2

	$1.4	$0.1

Accounting Changes – In June 2009, the Financial Accounting Standards Board (“FASB”) amended its guidance on the consolidation of variable interest entities. This guidance requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. We adopted the provisions of this guidance effective as of the beginning of our fiscal 2011. The impact of the adoption of this guidance was not material to our financial statements.
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

2.      DISCONTINUED OPERATIONS AND DIVESTITURES
Discontinued Operations
Gilroy Foods & FlavorsTM Operations
In July 2010, we completed the sale of substantially all of the assets of Gilroy Foods & Flavors™ dehydrated garlic, onion, capsicum and Controlled Moisture™, GardenFrost®, Redi-Made™, and fresh vegetable operations for $248.9 million in cash, subject to final working capital adjustments. We reflected the results of these operations as discontinued operations for all periods presented. The assets and liabilities of the discontinued Gilroy Foods & Flavors™ dehydrated vegetable business have been reclassified as assets and liabilities held for sale within our consolidated balance sheets for the period prior to divestiture.
In connection with the sale of this business, we have entered into agreements to purchase certain ingredients from the divested business for a period of five years. The continuing cash flows related to these agreements are not significant, and accordingly, are not deemed to be direct cash flows of the divested business.
Summary of Operational Results
The summary comparative financial results of discontinued operations were as follows:

	Thirteen weeks ended
	August 29,	August 30,
	2010	2009
Net sales	$40.7	$76.3

Operating results from discontinued operations before income taxes	$4.7	$3.6
Gain from disposal of businesses	0.9	—

Income before income taxes	5.6	3.6
Income tax expense	(3.0)	(1.4)

Income from discontinued operations, net of tax	$2.6	$2.2

Operating results from discontinued operations for the thirteen weeks ended August 29, 2010 reflected the reversal of an accrual of $3.0 million related to certain legal matters of divested businesses.
The assets and liabilities classified as held for sale as of May 30, 2010 were as follows:

May 30,
2010
Receivables, less allowances for doubtful accounts	$29.0
Inventories	213.3
Prepaid expenses and other current assets	1.2

Current assets held for sale	$243.5

Property, plant and equipment, net	$30.4

Noncurrent assets held for sale	$30.4

Current installments of long-term debt	$0.9
Accounts payable	9.1
Accrued payroll	0.9
Other accrued liabilities	2.5

Current liabilities held for sale	$13.4

Senior long-term debt, excluding current installments	$5.2

Noncurrent liabilities held for sale	$5.2

Other Divestitures
In February 2010, we completed the sale of our Luck’s® brand for proceeds of approximately $22.0 million in cash, resulting in a pre-tax gain of approximately $14.3 million ($9.0 million after-tax), reflected in selling, general and administrative expenses.

3.      ACQUISITIONS
In June 2010, we acquired the assets of American Pie, LLC (“American Pie”), for approximately $127.8 million in cash plus assumed liabilities, subject to working capital adjustments. American Pie is a manufacturer of frozen fruit pies, thaw and serve pies, fruit cobblers, and pie crusts under the licensed Marie Callender’s® and Claim Jumper® trade names, as well as frozen dinners, pot pies, and appetizers under the Claim Jumper® trade name. Approximately $49.4 million of the purchase price was allocated to goodwill and approximately $61.3 million was allocated to brands, trademarks and other intangibles. The fair values are subject to refinement as we complete our analysis relative to the fair values at the acquisition date. The amount allocated to goodwill is deductible for income tax purposes and is primarily attributable to American Pie’s product portfolio, as well as anticipated synergies and other intangibles that do not qualify for separate recognition. This business is included in the Consumer Foods segment.
In the fourth quarter of fiscal 2010, we acquired Elan Nutrition, Inc. (“Elan”), a privately held formulator and manufacturer of private label snack and nutrition bars, for approximately $103.5 million in cash plus assumed liabilities. Approximately $66.4 million of the purchase price was allocated to goodwill and approximately $33.6 million was allocated to brands, trademarks and other intangibles. The amount allocated to goodwill is not deductible for income tax purposes and primarily reflects the value of the synergies we expect from the acquisition as well as other intangibles that do not qualify for separate recognition. This business is included in the Consumer Foods segment.
4.      PAYMENT-IN-KIND NOTES RECEIVABLE
In connection with the divestiture of the trading and merchandising operations in fiscal 2009, we received $550.0 million (face value) of payment-in-kind debt securities (the “Notes”) issued by the purchaser of the divested business. The Notes were recorded at an initial estimated fair value of $479.4 million.
The Notes were issued in three tranches: $99,990,000 original principal amount of 10.5% notes due June 19, 2010; $200,035,000 original principal amount of 10.75% notes due June 19, 2011; and $249,975,000 original principal amount of 11.0% notes due June 19, 2012.
The Notes permit payment of interest in cash or additional notes. The Notes may be redeemed in whole or in part prior to maturity at the option of the issuer of the Notes. Redemption is at par plus accrued interest. The Notes contain certain covenants that govern the issuer’s ability to make restricted payments and enter into certain affiliate transactions. The Notes also provide for the making of mandatory offers to repurchase upon certain change of control events involving the purchaser, their co-investors, or their affiliates. During the fourth quarter of fiscal 2010, we received $115.4 million as payment in full of all principal and interest due on the first tranche of Notes from the purchaser, in advance of the scheduled June 19, 2010 maturity date. In fiscal 2009, we received a cash interest payment on the Notes of $29.7 million from the purchaser. With the exception of these cash receipts, all interest payments on the outstanding tranches have been made in-kind. The Note due June 19, 2011, which is classified within prepaid expenses and other current assets, had a carrying value of $230.9 million at August 29, 2010. The Note due June 19, 2012, which is classified as other assets, had a carrying value of $277.8 million at August 29, 2010.
Based on market interest rates of comparable instruments, provided by investment bankers, we estimated the fair market value of the Notes was $532.8 million at August 29, 2010.
5.      VARIABLE INTEREST ENTITIES
Variable Interest Entities Consolidated
In September 2008, we acquired a 49.99% interest in Lamb Weston BSW, LLC (“Lamb Weston BSW”), a potato processing venture with Ochoa Ag Unlimited Foods, Inc. (“Ochoa”). We provide all sales and marketing services to Lamb Weston BSW. Under certain circumstances, we could be required to compensate the other equity owner of Lamb Weston BSW for lost profits resulting from significant production shortfalls (“production shortfalls”). Commencing on June 1, 2018, or on an earlier date under certain circumstances, we have a contractual right to purchase the remaining equity interest in Lamb Weston BSW from Ochoa (the “call option”). Commencing on July 30, 2011, or on an earlier date under certain circumstances, we are subject to a contractual obligation to purchase all of Ochoa’s equity investment in Lamb Weston BSW at the option of Ochoa (the “put option”). The purchase prices under the call option and the put option (the “options”) are based on the book value of Ochoa’s equity interest at the date of exercise, as modified by an agreed-upon rate of return for the holding period of the investment balance. The agreed-upon rate of return varies depending on the circumstances under which any of the options are exercised. We have determined that Lamb Weston BSW is a variable interest entity and that we are the primary beneficiary of the entity. Accordingly, we consolidate the financial statements of Lamb Weston BSW.
In the first quarter of fiscal 2010, we established a line of credit with Lamb Weston BSW, under which we will lend up to $1.5 million to Lamb Weston BSW. As of August 29, 2010, the balance of $1.1 million was due upon demand. Borrowings under the line of credit bear interest at a rate of LIBOR plus 3%. In the first quarter of fiscal 2011, we repaid $35.4 million of bank borrowings of Lamb Weston BSW and took assignment of a promissory note from the joint venture for the same amount, due in June 2018. The promissory note carries a tiered interest rate schedule and is currently accruing interest at a rate of LIBOR plus 350 basis points with a floor of 4.25%. The amounts owed by Lamb Weston BSW to the Company are not reflected in our balance sheets, as they are eliminated in consolidation.
Our variable interests in Lamb Weston BSW include an equity investment in the venture, the options, the promissory note, certain fees paid to us by Lamb Weston BSW for sales and marketing services, the contingent obligation related to production shortfalls, and the line of credit advanced to Lamb Weston BSW. Our maximum exposure to loss as a result of our involvement with this venture is equal to our equity investment in the venture and advances under the line of credit and the promissory note extended to the venture, except under certain circumstances under which production shortfalls occur. In the event of a production shortfall, we could be required to compensate the other equity owner of Lamb Weston BSW for lost profits. It is not possible to determine the maximum exposure to losses from production shortfalls. However, we do not expect to incur any losses resulting from this exposure.
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
Due to the consolidation of these variable interest entities, we reflected in our balance sheets:

	August 29,	May 30,
	2010	2010
Cash	$1.6	$—
Receivables, net	16.0	16.9
Inventories	1.6	1.4
Prepaid expenses and other current assets	0.1	0.3
Property, plant and equipment, net	95.0	96.5
Goodwill	18.8	18.8
Brands, trademarks and other identifiable intangibles, net	9.6	9.8

Total assets	$142.7	$143.7

Current installments of long-term debt	$3.9	$6.4
Accounts payable	12.3	12.2
Accrued payroll	0.6	0.3
Other accrued liabilities	0.9	0.7
Senior long-term debt, excluding current installments	42.5	76.8
Other noncurrent liabilities (minority interest)	24.8	24.8

Total liabilities	$85.0	$121.2

The liabilities recognized as a result of consolidating the Lamb Weston BSW entity do not represent additional claims on our general assets. The creditors of Lamb Weston BSW have claims only on the assets of Lamb Weston BSW. The assets recognized as a result of consolidating Lamb Weston BSW are the property of the venture and are not available to us for any other purpose.
Variable Interest Entities Not Consolidated
We also have variable interests in certain other entities that we have determined to be variable interest entities, but for which we are not the primary beneficiary. We have not consolidated the financial statements of these entities.

We hold a 50% interest in Lamb Weston RDO, a potato processing venture. We provide all sales and marketing services to Lamb Weston RDO. We receive a fee for these services based on a percentage of the net sales of the venture. We reflect the value of our ownership interest in this venture in other assets, based upon the equity method of accounting. The balance of our investment was $13.6 million and $13.8 million at August 29, 2010 and May 30, 2010, respectively, representing our maximum exposure to loss as a result of our involvement with this venture. The capital structure of Lamb Weston RDO includes owners’ equity of $27.2 million and term borrowings from banks of $47.9 million as of August 29, 2010. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this venture.
We lease certain office buildings from entities that we have determined to be variable interest entities. The lease agreements with these entities include fixed-price purchase options for the assets being leased, representing our only variable interest in these lessor entities. These leases are accounted for as operating leases, and accordingly, there are no material assets or liabilities associated with these entities included in our balance sheets. We have no material exposure to loss from our variable interests in these entities. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of these entities. In making this determination, we have considered, among other items, the terms of the lease agreements, the expected remaining useful lives of the assets leased, and the capital structure of the lessor entities.
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
We recognized charges totaling $36.6 million ($30.4 million in selling, general and administrative expenses and $6.2 million in cost of goods sold) in the first quarter of fiscal 2010 in connection with the accident. These amounts exclude lost profits from the interruption of the business. We also recognized insurance recoveries of $33.7 million in selling, general and administrative expenses in the first quarter of fiscal 2010. The costs incurred and insurance recoveries recognized in the first quarter of fiscal 2011 were not material.
Through August 29, 2010, we had received payment advances from the insurers of approximately $90.5 million for our initial insurance claims for this matter, $59.4 million of which has been recognized as a reduction to selling, general and administrative expenses (primarily in fiscal 2010), largely offsetting the cumulative changes of $63.3 million recognized to date in connection with the event. We anticipate final settlement of the claim will occur in fiscal 2011. Based on management’s current assessment of production options, the expected level of insurance proceeds, and the estimated potential amount of losses and impact on the Slim Jim® brand, we do not believe that the accident will have a material adverse effect on our results of operations, financial condition, or liquidity.
7.      GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
The change in the carrying amount of goodwill for the first quarter of fiscal 2011 was as follows:

	Consumer	Commercial
	Foods	Foods	Total
Balance as of May 30, 2010	$3,423.5	$128.6	$3,552.1
Acquisitions	49.3	—	49.3
Translation and other	0.3	0.3	0.6

Balance as of August 29, 2010	$3,473.1	$128.9	$3,602.0

Other identifiable intangible assets were as follows:

	August 29, 2010		May 30, 2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Non-amortizing intangible assets	$771.2	$—	$771.2	$—
Amortizing intangible assets	198.1	35.2	134.8	31.2

	$969.3	$35.2	$906.0	$31.2

Non-amortizing intangible assets are composed of brands and trademarks.
Amortizing intangible assets, carrying a weighted average life of approximately 13 years, are principally composed of licensing arrangements and customer relationships. Based on amortizing assets recognized in our balance sheet as of August 29, 2010, amortization expense is estimated to be approximately $15.1 million for each of the next five years.
8.      DERIVATIVE FINANCIAL INSTRUMENTS
Our operations are exposed to market risks from adverse changes in commodity prices affecting the cost of raw materials and energy, foreign currency exchange rates, and interest rates. In the normal course of business, these risks are managed through a variety of strategies, including the use of derivatives.
Commodity futures and option contracts are used from time to time to economically hedge commodity input prices on items such as natural gas, vegetable oils, proteins, dairy, grains, and electricity. Generally, we economically hedge a portion of our anticipated consumption of commodity inputs for periods of up to 36 months. We may enter into longer-term economic hedges on particular commodities, if deemed appropriate. As of August 29, 2010, we had economically hedged certain portions of our anticipated consumption of commodity inputs using derivative instruments with expiration dates through December 2011.
In order to reduce exposures related to changes in foreign currency exchange rates, when deemed prudent, we enter into forward exchange, option, or swap contracts for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of August 29, 2010, we had economically hedged certain portions of our foreign currency risk in anticipated transactions using derivative instruments with expiration dates through May 2017.
From time to time, we may use derivative instruments, including interest rate swaps, to reduce risk related to changes in interest rates. This includes, but is not limited to, hedging against increasing interest rates prior to the issuance of long-term debt and hedging the fair value of our senior long-term debt.
Derivatives Designated as Fair Value Hedges
During the fourth quarter of fiscal 2010, we entered into interest rate swap contracts to hedge the change in the fair value of certain of our senior long-term debt instruments maturing in fiscal 2012 and 2015, due to changes in the benchmark interest rate. The interest rate swaps effectively change our interest rates on the senior long-term debt instruments from fixed to variable. We designated these interest rate swap contracts as fair value hedges of the debt instruments. The net notional amount of the interest rate derivatives outstanding at both August 29, 2010 and May 30, 2010 was $842.7 million.
Changes in fair value of the derivative instruments are immediately recognized in earnings along with changes in the fair value of the items being hedged (based solely on the change in the benchmark interest rate). These gains and losses are classified within selling, general and administrative expenses. In the first quarter of fiscal 2011, we recognized a net gain of $21.9 million on the interest rate swap contracts and a loss of $19.3 million on the senior long-term debt.
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

Economic Hedges of Fair Values - Foreign Currency Exchange Rate Risk
We may use cross currency swaps to economically hedge the fair value of certain monetary assets and liabilities (including intercompany balances) denominated in a currency other than the functional currency. These derivatives are marked-to-market with gains and losses immediately recognized in selling, general and administrative expenses. This substantially offsets the foreign currency transaction gains or losses recognized on the monetary assets or liabilities being economically hedged.
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
For commodity derivative trading activities within our milling operations that are not intended to mitigate commodity input cost risk, the derivative instrument is marked-to-market each period with gains and losses included in net sales of the Commercial Foods segment. There were no material gains or losses from derivative trading activities in the periods being reported.
All derivative instruments are recognized on the balance sheet at fair value. The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. In accordance with FASB guidance, we offset certain derivative asset and liability balances, as well as certain amounts representing rights to reclaim cash collateral and obligations to return cash collateral, where legal right of setoff exists. At August 29, 2010 and May 30, 2010 amounts representing a right to reclaim cash collateral of $20.5 million and $8.6 million, respectively, were included in prepaid expenses and other current assets in our balance sheets.
Derivative assets and liabilities and amounts representing a right to reclaim cash collateral are reflected in our balance sheets as follows:

	August 29,	May 30,
	2010	2010
Prepaid expenses and other current assets	$89.5	$61.8
Other accrued liabilities	58.8	10.1
The following table presents our derivative assets and liabilities, on a gross basis, prior to the offsetting of amounts where legal right of setoff exists at August 29, 2010:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Prepaid expenses and other current assets	$30.3	Other accrued liabilities	$—
Total derivatives designated as hedging instruments		$30.3		$—

Commodity contracts	Prepaid expenses and other current assets	$56.1	Other accrued liabilities	$71.8
Foreign exchange contracts	Prepaid expenses and other current assets	4.0	Other accrued liabilities	7.0
Other	Prepaid expenses and other current assets	—	Other accrued liabilities	1.4

Total derivatives not designated as hedging instruments		$60.1		$80.2

Total derivatives		$90.4		$80.2

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

\

The location and amount of gains (losses) from derivatives not designated as hedging instruments in our statements of earnings were as follows:

	Location in
	Consolidated Statement
	of Earnings of Gain	Amount of Gain (Loss) Recognized on Derivatives
Derivatives Not Designated as Hedging	(Loss) Recognized	in Consolidated Statement of Earnings for the Thirteen Weeks Ended
Instruments	on Derivatives	August 29, 2010	August 30, 2009
Commodity contracts	Cost of goods sold	$(25.7)	$66.5
Foreign exchange contracts	Cost of goods sold	(9.7)	(1.7)
Foreign exchange contracts	Selling, general and administrative expense	(0.3)	—

Total gain (loss) from derivative instruments not designated as hedging instruments		$(35.7)	$64.8

As of August 29, 2010, our open commodity contracts had a notional value (defined as notional quantity times market value per notional quantity unit) of $619.2 million and $863.5 million for purchase and sales contracts, respectively. As of May 30, 2010, our open commodity contracts had a notional value of $563.7 million and $577.1 million for purchase and sales contracts, respectively. The notional amount of our foreign currency forward and cross currency swap contracts as of both August 29, 2010 and May 30, 2010 was $240.0 million. In addition, we held foreign currency option collar contracts with notional amounts of $59.2 million and $97.2 million as of August 29, 2010 and May 30, 2010, respectively.
We enter into certain commodity, interest rate, and foreign exchange derivatives with a diversified group of counterparties. We continually monitor our positions and the credit ratings of the counterparties involved and limit the amount of credit exposure to any one party. These transactions may expose us to potential losses due to the risk of nonperformance by these counterparties. We have not incurred a material loss in any period presented and do not expect to incur any such material loss. We also enter into futures and options transactions through various regulated exchanges.
At August 29, 2010, the maximum amount of loss due to the credit risk of the counterparties, had the counterparties failed to perform according to the terms of the contracts, was $76.8 million.
9.      SHARE-BASED PAYMENTS
For the thirteen weeks ended August 29, 2010, we recognized total stock-based compensation expense (including stock options, restricted stock units, performance shares, and restricted cash) of $8.4 million. For the thirteen weeks ended August 30, 2009, we recognized total stock-based compensation expense of $12.0 million. During the first quarter of fiscal 2011, we granted 1.3 million restricted stock units at a weighted average grant date price of $23.90, 5.8 million stock options at a weighted average exercise price of $23.91, and 0.5 million performance shares at a weighted average grant date price of $21.36.
The performance shares are granted to selected executives and other key employees with vesting contingent upon meeting various Company-wide performance goals. The performance goals are based upon our earnings before interest and taxes and our return on average invested capital measured over a defined performance period. The awards actually earned will range from zero to three hundred percent of the targeted number of the performance shares granted in fiscal 2009 and fiscal 2010 and from zero to two hundred percent of the targeted number of the performance shares granted in fiscal 2011, and will in each case be paid in shares of common stock. Subject to limited exceptions set forth in the plan, any shares earned will be distributed at the end of the three-year period. The value of the performance shares granted in fiscal 2009, 2010, and 2011 is adjusted based upon the market price of our stock at the end of each reporting period and amortized as compensation expense over the vesting period.
The weighted average Black-Scholes assumptions for stock options granted during the first quarter of fiscal 2011 were as follows:

Expected volatility (%)	22.85
Dividend yield (%)	3.48
Risk-free interest rate (%)	1.73
Expected life of stock option (years)	4.76

The weighted average value of stock options granted during the first quarter of fiscal 2011 was $3.34 per option, based upon a Black-Scholes methodology.
10.      EARNINGS PER SHARE
Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock awards, and other dilutive securities.
The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	Thirteen weeks ended
	August 29,	August 30,
	2010	2009
Net income attributable to ConAgra Foods, Inc. common stockholders:
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$143.8	$163.7
Income from discontinued operations, net of tax, attributable to ConAgra Foods, Inc. common stockholders	2.6	2.2

Net income attributable to ConAgra Foods, Inc. common stockholders	146.4	165.9
Less: Increase in redemption value of noncontrolling interests in excess of earnings allocated	1.4	0.3

Net income attributable to ConAgra Foods, Inc. common stockholders	$145.0	$165.6

Weighted average shares outstanding:
Basic weighted average shares outstanding	441.5	443.2
Add: Dilutive effect of stock options, restricted stock awards, and other dilutive securities	4.5	2.4

Diluted weighted average shares outstanding	446.0	445.6

For the first quarter of fiscal 2011, there were 14.0 million stock options outstanding that were excluded from the computation of shares contingently issuable upon exercise of the stock options because exercise prices exceeded the average market value of our common stock during the period. For the first quarter of fiscal 2010, there were 35.7 million stock options excluded from the calculation.
11.      INVENTORIES
The major classes of inventories were as follows:

	August 29,	May 30,
	2010	2010
Raw materials and packaging	$503.3	$481.0
Work in process	104.0	95.9
Finished goods	1,077.6	945.0
Supplies and other	84.4	84.6

Total	$1,769.3	$1,606.5

12.      RESTRUCTURING
2010 Restructuring Plan
During the fourth quarter of fiscal 2010, our Board of Directors approved a plan recommended by executive management related to the long-term production of our meat snack products. The plan provides for the closure of our meat snacks production facility in Garner, North Carolina, and the movement of production to our existing facility in Troy, Ohio. Since the accident at Garner in June 2009, the Troy facility has been producing a portion of our meat snack products. Upon completion of the plan’s implementation, which is expected to be in the second quarter of fiscal 2012, the Troy facility will be our primary meat snacks production facility. The plan is expected to result in the termination of approximately 500 employee positions in Garner and the creation of approximately 200 employee positions in Troy.

Also in the fourth quarter of fiscal 2010, we made a decision to move certain administrative functions from Edina, Minnesota, to Naperville, Illinois. We expect to complete the transition of these functions in the first half of fiscal 2011. This plan, together with the plan to move production of our meat snacks from Garner, North Carolina to Troy, Ohio, is collectively referred to as the 2010 restructuring plan (“2010 plan”).
In connection with the 2010 plan, we expect to incur pre-tax cash and non-cash charges for asset impairments, accelerated depreciation, severance, relocation, and site closure costs of $67.2 million, of which $39.2 million was recognized in fiscal 2010. We have recognized expenses associated with the 2010 plan, including but not limited to, impairments of property, plant and equipment, accelerated depreciation, severance and related costs, and plan implementation costs (e.g., consulting, employee relocation, etc.). We anticipate that we will recognize the following pre-tax expenses associated with the 2010 plan in the fiscal 2010 to 2012 timeframe (amounts include charges recognized in fiscal 2010 and in the first quarter of fiscal 2011):

	Consumer
	Foods	Corporate	Total
Accelerated depreciation	$20.6	$—	$20.6

Total cost of goods sold	20.6	—	20.6

Asset impairment	16.5	—	16.5
Severance and related costs	15.7	—	15.7
Other, net	10.8	3.6	14.4

Total selling, general and administrative expenses	43.0	3.6	46.6

Consolidated total	$63.6	$3.6	$67.2

Included in the above estimates are $25.9 million of charges which have resulted or will result in cash outflows and $41.3 million of non-cash charges.
During the first quarter of fiscal 2011, we recognized the following pre-tax charges in our consolidated statement of earnings for the 2010 plan:

	Consumer
	Foods	Corporate	Total
Accelerated depreciation	$3.4	$—	$3.4

Total cost of goods sold	3.4	—	3.4

Severance and related costs	0.4	—	0.4
Other, net	4.0	0.1	4.1

Total selling, general and administrative expenses	4.4	0.1	4.5

Consolidated total	$7.8	$0.1	$7.9

We recognized the following cumulative (plan inception to August 29, 2010) pre-tax charges related to the 2010 plan in our consolidated statement of earnings:

	Consumer
	Foods	Corporate	Total
Accelerated depreciation	$6.8	$—	$6.8

Total cost of goods sold	6.8	—	6.8

Asset impairment	16.5	—	16.5
Severance and related costs	14.6	—	14.6
Other, net	5.6	3.6	9.2

Total selling, general and administrative expenses	36.7	3.6	40.3

Consolidated total	$43.5	$3.6	$47.1

Liabilities recorded for the various initiatives and changes therein for the first quarter of fiscal 2011 under the 2010 plan were as follows:

	Balance at	Costs Incurred			Balance at
	May 30,	and Charged	Costs Paid	Changes in	August 29,
	2010	to Expense	or Otherwise Settled	Estimates	2010
Severance and related costs	$14.2	$0.4	$(1.5)	$—	$13.1
Plan implementation costs	1.0	2.7	(2.6)	—	1.1
Other costs	3.5	0.1	(0.6)	—	3.0

Total	$18.7	$3.2	$(4.7)	$—	$17.2

13.      INCOME TAXES
Our income tax expense from continuing operations for the first quarter of fiscal 2011 and 2010 was $67.0 million and $88.8 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) from continuing operations was approximately 32% and 35% for the first quarter of fiscal 2011 and 2010, respectively.
The amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $55.7 million as of August 29, 2010 and $53.4 million as of May 30, 2010. Included in the balance at both August 29, 2010 and May 30, 2010 was $4.6 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. Any associated interest and penalties imposed would affect the tax rate. The net amount of unrecognized tax benefits at August 29, 2010 and May 30, 2010 that, if recognized, would impact the Company’s effective tax rate was $34.4 million and $32.6 million, respectively. Recognition of these tax benefits would have a favorable impact on the Company’s effective tax rate. The gross unrecognized tax benefits excluded related liabilities for gross interest and penalties of $15.8 million and $14.8 million as of August 29, 2010 and May 30, 2010, respectively.
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
The environmental proceedings include litigation and administrative proceedings involving Beatrice’s status as a potentially responsible party at 37 Superfund, proposed Superfund, or state-equivalent sites; these sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. Beatrice has paid or is in the process of paying its liability share at 33 of these sites. Reserves for these matters have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The reserves for Beatrice environmental matters totaled $69.1 million as of August 29, 2010, a majority of which relates to the Superfund and state-equivalent sites referenced above. We expect expenditures for Beatrice environmental matters to continue for up to 20 years.

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
We guarantee certain leases and other commercial obligations resulting from the divestiture of our fresh beef and pork operations. The remaining terms of these arrangements do not exceed six years and the maximum amount of future payments we have guaranteed was approximately $15.4 million as of August 29, 2010.
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
We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At August 29, 2010, the amount of supplier loans we have effectively guaranteed was approximately $49.8 million. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.
We are a party to various agreements with an onion processing company. We have guaranteed, under certain conditions, repayment of a portion of the loan held by this supplier for its onion processing related operations. At August 29, 2010, the amount of our guarantee was $25.0 million. In the event of default on this loan by the supplier, we have the contractual right to purchase the loan from the lender, thereby giving us secured rights to the underlying collateral. We have not established a liability in connection with this guarantee, as we believe the likelihood of financial exposure to us under this guarantee is remote.
Federal income tax credits were generated related to our sweet potato production facility currently under construction in Delhi, Louisiana. Third parties invested in certain of these income tax credits. We have guaranteed these third parties the face value of these income tax credits over their statutory lives, a period of seven years, in the event that the income tax credits are recaptured or reduced. The face value of the income tax credits was $21.2 million as of August 29, 2010. We believe the likelihood of the recapture or reduction of the income tax credits is remote, and therefore we have not established a liability in connection with this guarantee.
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
An investigation by the Division of Enforcement of the U.S. Commodity Futures Trading Commission (“CFTC”) of certain commodity futures transactions of a former Company subsidiary led to an investigation of us by the CFTC. During the first quarter of fiscal 2011, the CFTC announced the filing and simultaneous settlement of a charge against the former ConAgra Trade Group, Inc. (“CTG”), through its successor-in-interest (the “Successor”), for allegedly causing a non bona-fide price to be reported on the New York Mercantile Exchange on January 2, 2008. ConAgra Foods was not a named party in the settlement. The Successor is not an affiliate of ConAgra Foods. We sold CTG in June 2008 as part of the divestiture of the trading and merchandising reporting segment. During the first quarter of fiscal 2011, we paid the Successor’s parent $4.3 million, an amount that eliminates any potential for a dispute to arise with the Successor’s parent over liability for this matter. During fiscal 2010, we recognized charges within discontinued operations in anticipation of resolution of this matter.
We are a party to several lawsuits concerning the use of diacetyl, a butter flavoring ingredient that was added to our microwave popcorn until late 2007. The cases are primarily consumer personal injury suits claiming respiratory illness allegedly due to exposures to vapors from microwaving popcorn. Another case was brought by an ex-employee alleging that we fraudulently concealed the risks of diacetyl and therefore his recovery should not be limited to the otherwise exclusive remedy of workers compensation benefits. The final case is a putative class action contending that our packaging information with respect to diacetyl is false and misleading. During the first quarter of fiscal 2011, we received a verdict in favor of the Company on one personal injury suit and a summary judgment in our favor related to another personal injury suit. Also, the Court denied plaintiffs’ motion to certify a class action in the packaging lawsuit and the matter was resolved. We do not believe these cases possess merit and continue to vigorously defend them.
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
Components of pension benefit and other postretirement benefit costs included:

	Pension Benefits		Postretirement Benefits
	Thirteen weeks ended		Thirteen weeks ended
	August 29,	August 30,	August 29,	August 30,
	2010	2009	2010	2009
Service cost	$14.9	$12.5	$0.1	$0.1
Interest cost	36.9	37.0	4.1	4.5
Expected return on plan assets	(43.3)	(40.3)	(0.1)	(0.1)
Amortization of prior service cost (gain)	0.8	0.8	(2.4)	(2.4)
Recognized net actuarial loss	4.1	0.9	1.2	—
Curtailment loss	1.3	—	—	—

Benefit cost - Company plans	14.7	10.9	2.9	2.1
Pension benefit cost - multi-employer plans	2.5	2.5	—	—

Total benefit cost	$17.2	$13.4	$2.9	$2.1

During the first quarter of fiscal 2011, we contributed $110.1 million to our pension plans and contributed $7.2 million to our other postretirement plans. Based upon the current funded status of the plans and the current interest rate environment, we anticipate making further contributions of approximately $12.1 million to our pension plans for the remainder of fiscal 2011. We anticipate making further contributions of $24.8 million to our other postretirement plans during the remainder of fiscal 2011. These estimates are based on current tax laws, plan asset performance, and liability assumptions, which are subject to change.
16.      LONG-TERM DEBT
On September 15, 2010, subsequent to the end of the first quarter of fiscal 2011, we repaid the entire principal balance of $248.0 million of our 7.875% senior notes, due on that date.
We consolidate the financial statements of Lamb Weston BSW. In the first quarter of fiscal 2011, we repaid $35.4 million of bank borrowings by our Lamb Weston BSW potato processing venture.

Net interest expense consists of:

	Thirteen weeks ended
	August 29,	August 30,
	2010	2009
Long-term debt	$60.3	$64.6
Short-term debt	0.1	—
Interest income	(19.4)	(20.3)
Interest capitalized	(3.7)	(2.9)

	$37.3	$41.4

Our net interest expense for the first quarter of fiscal 2011 was reduced by $4.4 million due to the impact of the interest rate swap contracts entered into in the fourth quarter of fiscal 2010. The interest rate swaps effectively changed our interest rates on the senior long-term debt instruments maturing in fiscal 2012 and 2015 from fixed to variable. For further discussion on these derivative instruments, see Note 8.
17.      STOCKHOLDERS’ EQUITY
We have repurchased our shares of common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board of Directors. In February 2010, our Board of Directors approved a $500 million share repurchase program with no expiration date. We repurchased approximately 4.2 million shares of our common stock for approximately $100 million under this program in the first quarter of fiscal 2011.
The following table presents a reconciliation of our stockholders’ equity accounts for the three months ended August 29, 2010:

	ConAgra Foods, Inc. Stockholders’ Equity
					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Total
	Shares	Stock	Capital	Earnings	Income (Loss)	Stock	Interests	Equity
Balance at May 30, 2010	567.9	$2,839.7	$897.5	$4,417.1	$(285.3)	$(2,945.1)	$5.0	$4,928.9

Stock option and incentive plans			(15.2)	(0.1)		34.3		19.0
Currency translation adjustment					4.9			4.9
Repurchase of common shares						(100.0)		(100.0)
Unrealized loss on securities					(0.2)			(0.2)
Derivative adjustment, net of reclassification adjustment					0.1			0.1
Activities of noncontrolling interests			(1.4)					(1.4)
Pension and postretirement healthcare benefits					2.3			2.3
Dividends declared on common stock; $0.20 per share				(87.9)				(87.9)
Net income attributable to ConAgra Foods, Inc.				146.4				146.4

Balance at August 29, 2010	567.9	$2,839.7	$880.9	$4,475.5	$(278.2)	$(3,010.8)	$5.0	$4,912.1

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
The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of August 29, 2010:

	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets	$12.7	$76.8	$—	$89.5
Available-for-sale securities	1.4	—	—	1.4
Deferred compensation assets	6.7	—	—	6.7

Total assets	$20.8	$76.8	$—	$97.6

Liabilities:
Derivative liabilities	$—	$58.8	$—	$58.8
Deferred compensation liabilities	25.8	—	—	25.8

Total liabilities	$25.8	$58.8	$—	$84.6

The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of May 30, 2010:

	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets	$5.7	$56.1	$—	$61.8
Available-for-sale securities	1.8	—	—	1.8
Deferred compensation assets	7.1	—	—	7.1

Total assets	$14.6	$56.1	$—	$70.7

Liabilities:
Derivative liabilities	$0.3	$9.8	$—	$10.1
Deferred compensation liabilities	22.1	—	—	22.1

Total liabilities	$22.4	$9.8	$—	$32.2

Certain assets and liabilities, including long-lived assets, goodwill, asset retirement obligations, and cost and equity investments are measured at fair value on a nonrecurring basis. There were no significant fair market measurement losses recognized for such assets and liabilities in the periods reported.
The carrying amount of long-term debt (including current installments) was $3.5 billion as of August 29, 2010. Based on current market rates provided primarily by outside investment bankers, the fair value of this debt at August 29, 2010 was estimated at $4.1 billion.
19.      BUSINESS SEGMENTS AND RELATED INFORMATION
We report our operations in two reporting segments: Consumer Foods and Commercial Foods. The Consumer Foods reporting segment includes branded, private label, and customized food products, which are sold in various retail and foodservice channels, principally in North America. The products include a variety of categories (meals, entrees, condiments, sides, snacks, and desserts) across frozen, refrigerated, and shelf-stable temperature classes. The Commercial Foods reporting segment includes commercially branded foods and ingredients, which are sold principally to foodservice, food manufacturing, and industrial customers. The Commercial Foods segment’s primary products include: specialty potato products, milled grain ingredients, a variety of vegetable products, seasonings, blends, and flavors which are sold under brands such as Lamb Weston®, ConAgra Mills®, and Spicetec Flavors & SeasoningsTM.

Intersegment sales have been recorded at amounts approximating market. Operating profit for each of the primary segments is based on net sales less all identifiable operating expenses. General corporate expense, net interest expense, and income taxes have been excluded from segment operations.

	Thirteen weeks ended
	August 29,	August 30,
	2010	2009
Net sales:
Consumer Foods	$1,824.2	$1,860.1
Commercial Foods	993.4	1,026.2

Total net sales	$2,817.6	$2,886.3

Operating profit:
Consumer Foods	$214.0	$249.9
Commercial Foods	111.8	134.1

Total operating profit	$325.8	$384.0

Equity method investment earnings:
Consumer Foods	$1.1	$0.6
Commercial Foods	5.1	8.3

Total equity method investment earnings	$6.2	$8.9

Operating profit plus equity method investment earnings:
Consumer Foods	$215.1	$250.5
Commercial Foods	116.9	142.4

Total operating profit plus equity method investment earnings	$332.0	$392.9

General corporate expenses	$84.0	$99.7
Interest expense, net	37.3	41.4
Income tax expense	67.0	88.8

Income from continuing operations	143.7	163.0
Less: Net loss attributable to noncontrolling interests	(0.1)	(0.7)

Income from continuing operations attributable to ConAgra Foods, Inc.	$143.8	$163.7

Presentation of Derivative Gains (Losses) for Economic Hedges of Forecasted Cash Flows in Segment Results
Commodity derivatives used to manage commodity input price risk are not designated for hedge accounting treatment. We reflect realized and unrealized gains and losses from derivatives (except for those related to our milling operations) used to economically hedge anticipated commodity consumption in earnings immediately within general corporate expenses. The gains and losses are reclassified to segment operating results in the period in which the underlying item being economically hedged is recognized in cost of goods sold. We believe this change results in better segment management focus on key operational initiatives and improved transparency to derivative gains and losses.
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
The following table presents the net derivative losses from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen weeks ended
	August 29,	August 30,
	2010	2009
Net derivative losses incurred	$(7.9)	$(16.5)
Less: Net derivative losses allocated to reporting segments	(2.1)	(9.6)

Net derivative losses recognized in general corporate expenses	$(5.8)	$(6.9)

Net derivative losses allocated to Consumer Foods	$(1.9)	$(5.8)
Net derivative losses allocated to Commercial Foods	(0.2)	(3.8)

Net derivative losses included in segment operating profit	$(2.1)	$(9.6)

Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify losses of $4.3 million and $4.4 million to segment operating results in fiscal 2011 and 2012 and thereafter, respectively. Amounts allocated, or to be allocated, to segment operating results during fiscal 2011 and thereafter include $2.9 million of losses incurred prior to fiscal 2011, which had not been allocated to segment operating results.
Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 19% and 18% of consolidated net sales in the first quarter of fiscal 2011 and fiscal 2010, respectively.
Wal-Mart Stores, Inc. and its affiliates accounted for approximately 16% of consolidated net receivables as of August 29, 2010 and May 30, 2010, primarily in the Consumer Foods segment.

ConAgra Foods, Inc. and Subsidiaries
Part I - Financial Information
ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This report, including Management’s Discussion & Analysis, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current views and assumptions of future events and financial performance and are subject to uncertainty and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These factors include, among other things: availability and prices of raw materials; the impact of the accident at the Garner, North Carolina manufacturing facility, including the ultimate costs incurred and the amounts received under insurance policies; the effectiveness of our product pricing; future economic circumstances; industry conditions; our ability to execute our operating plans; the success of our innovation, marketing, and cost savings initiatives; the competitive environment and related market conditions; operating efficiencies; the ultimate impact of recalls; access to capital; actions of governments and regulatory factors affecting our businesses, including the Patient Protection and Affordable Care Act; the amount and timing of repurchases of our common stock, if any; and other risks described in our reports filed with the Securities and Exchange Commission. We caution readers not to place undue reliance on any forward-looking statements included in this report which speak only as of the date of this report.
The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements, related notes, and Management’s Discussion & Analysis in our annual report on Form 10-K for the fiscal year ended May 30, 2010. Results for the thirteen week period ended August 29, 2010 are not necessarily indicative of results that may be attained in the future.
Fiscal 2011 First Quarter Executive Overview
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
Diluted earnings per share were $0.33 in the first quarter of fiscal 2011, including $0.32 per diluted share from continuing operations and $0.01 per diluted share from discontinued operations. Diluted earnings per share were $0.37 in the first quarter of fiscal 2010. Certain significant items affect the comparability of year-over-year results of continuing operations (see “Items Impacting Comparability” below).
Items Impacting Comparability
Segment presentation of gains and losses from derivatives used for economic hedging of anticipated commodity input costs and economic hedging of foreign currency exchange rate risks of anticipated transactions is discussed in the segment review below.
Results for the first quarter of fiscal 2011 include charges totaling $8 million ($5 million after-tax) for costs incurred under our restructuring plans. Restructuring charges for the first quarter of fiscal 2010 were immaterial.
Acquisitions
In June 2010, we acquired the assets of American Pie, LLC (“American Pie”), a manufacturer of frozen fruit pies, thaw and serve pies, fruit cobblers, and pie crusts under the licensed Marie Callender’s® and Claim Jumper® trade names, as well as frozen dinners, pot pies, and appetizers under the Claim Jumper® trade name. We paid approximately $128 million in cash for this business, subject to working capital adjustments.

During the fourth quarter of fiscal 2010, we completed the acquisition of Elan Nutrition (“Elan”), a privately held formulator and manufacturer of private label snack and nutrition bars, for approximately $103 million in cash.
Divestiture of Gilroy Dehydrated Vegetable Business
In July 2010, we completed the sale of substantially all of the assets of Gilroy Foods & Flavors™ dehydrated garlic, onion, capsicum and Controlled Moisture™, GardenFrost®, Redi-Made™, and fresh vegetable operations for $249 million in cash, subject to final working capital adjustments. We reflected the results of these operations as discontinued operations for the period prior to divestiture.
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
We recognized charges totaling $37 million ($31 million in selling, general and administrative expenses and $6 million in cost of goods sold) in the first quarter of fiscal 2010 in connection with the accident. These amounts exclude lost profits from the interruption of the business. We also recognized insurance recoveries of $34 million in selling, general and administrative expenses in the first quarter of fiscal 2010. The costs incurred and insurance recoveries recognized in the first quarter of fiscal 2011 were not material.
Through August 29, 2010, we had received payment advances from the insurers of approximately $91 million for our initial insurance claims for this matter, $59 million of which has been recognized as a reduction to selling, general and administrative expenses (primarily in fiscal 2010), largely offsetting the cumulative charges of $63 million recognized to date in connection with the accident. We anticipate final settlement of the claim will occur in fiscal 2011. Based on management’s current assessment of production options, the expected level of insurance proceeds, and the estimated potential amount of losses and impact on the Slim Jim® brand, we do not believe that the accident will have a material adverse effect on our results of operations, financial condition, or liquidity. We expect Slim Jim® profitability to reach pre-accident levels by fiscal 2012.
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
In May 2010, we made a decision to move certain administrative functions from Edina, Minnesota, to Naperville, Illinois. We expect to complete the transition of these functions in the first half of fiscal 2011. This plan, together with the plan to move production of our meat snacks from Garner, North Carolina to Troy, Ohio, are collectively referred to as the 2010 restructuring plan (“2010 plan”). In connection with the 2010 plan, we expect to incur pre-tax cash and non-cash charges for asset impairments, accelerated depreciation, severance, relocation, and site closure costs of $67 million (of which $47 million have been incurred to date). Included in these estimates are $26 million of charges which have resulted or will result in cash outflows and $41 million of non-cash charges. In the first quarter of fiscal 2011, we recognized charges of approximately $8 million in relation to these plans.
Sweet Potato Investment

In August 2009, we announced plans to build a new, state-of-the-art, Gold LEED certified processing plant near Delhi, Louisiana, designed primarily to process high-quality sweet potatoes from the region into fries and related products. The new plant is scheduled to open in the second quarter of fiscal 2011.
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
Commercial Foods
The Commercial Foods reporting segment includes commercially branded foods and ingredients, which are sold principally to foodservice, food manufacturing, and industrial customers. The segment’s primary products include: specialty potato products, milled grain ingredients, and a variety of vegetable products, seasonings, blends, and flavors, which are sold under brands such as ConAgra Mills®, Lamb Weston®, and Spicetec Flavors & SeasoningsTM.
As discussed above, we reflected the results of the Gilroy Foods & FlavorsTM operations as discontinued operations for all periods presented. The assets and liabilities of the divested Gilroy Foods & FlavorsTM dehydrated vegetable business have been classified as assets and liabilities held for sale within our consolidated balance sheets for the period prior to divestiture.
Presentation of Derivative Gains (Losses) for Economic Hedges of Forecasted Cash Flows in Segment Results
Commodity derivatives used to manage commodity input price risk are not designated for hedge accounting treatment. We reflect realized and unrealized gains and losses from derivatives (except for those related to our milling operations) used to economically hedge anticipated commodity consumption in earnings immediately within general corporate expenses. The gains and losses are reclassified to segment operating results in the period in which the underlying item being economically hedged is recognized in cost of goods sold. We believe this change results in better segment management focus on key operational initiatives and improved transparency to derivative gains and losses.
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
The following table presents the net derivative losses from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen weeks ended
	August 29,	August 30,
($ in millions)	2010	2009
Net derivative losses incurred	$(8)	$(17)
Less: Net derivative losses allocated to reporting segments	(2)	(10)

Net derivative losses recognized in general corporate expenses	$(6)	$(7)

Net derivative losses allocated to Consumer Foods	$(2)	$(6)
Net derivative losses allocated to Commercial Foods	(—)	(4)

Net derivative losses included in segment operating profit	$(2)	$(10)

Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify losses of $4 million and $5 million to segment operating results in fiscal 2011 and 2012 and thereafter, respectively. Amounts allocated, or to be allocated, to segment operating results during fiscal 2011 and thereafter include $3 million of losses incurred prior to fiscal 2011, which had not been allocated to segment operating results.
Net Sales

($ in millions)	Net Sales
	Thirteen weeks ended
	August 29,	August 30,	% Inc /
Reporting Segment	2010	2009	(Dec)
Consumer Foods	$1,824	$1,860	(2)%
Commercial Foods	994	1,026	(3)%

Total	$2,818	$2,886	(2)%

Net sales for the first quarter of fiscal 2011 were $2.82 billion, a decrease of $68 million, or 2%, from the first quarter of fiscal 2010. The decrease in net sales for the first quarter of fiscal 2011 was largely due to lower volume in the Consumer Foods segment and reduced wheat component pricing in the flour milling business in our Commercial Foods segment.
Consumer Foods net sales for the first quarter of fiscal 2011 were $1.82 billion, a decrease of 2%, compared to the first quarter of fiscal 2010. Results reflected a decline in volume of approximately 2%. A favorable change in sales mix was more than offset by increased trade spending. The decline in volume reflects an intense promotional environment and decreased consumer purchases in certain categories, including frozen foods, tablespreads, and popcorn. The acquisitions of Elan in the fourth quarter of fiscal 2010 and American Pie in the first quarter of fiscal 2011 contributed approximately 2% to net sales. This was partially offset by the divestiture of the Luck’s® brand in the third quarter of fiscal 2010.
Sales of products associated with some of our most significant brands, including Banquet®, Marie Callender’s®, Ro*Tel®, Slim Jim®, and Snack Pak® grew in the first quarter of fiscal 2011. Sales of Slim Jim® meat snack products increased by 134% in the first quarter of fiscal 2011, as compared to the first quarter of fiscal 2010, as a result of the recovery from lost production capacity caused by the accident at our Garner production facility during the first quarter of fiscal 2010. Significant brands whose products experienced sales declines in the first quarter of fiscal 2011 include ACT II®, Blue Bonnet®, Egg Beaters®, Healthy Choice®, Hebrew National®, Hunt’s®, Libby’s®, Orville Redenbacher’s®, PAM®, and Wesson®.
Commercial Foods net sales were $994 million for the first quarter of fiscal 2011, a decrease of $32 million, or 3%, compared to the first quarter of fiscal 2010. Results for the first quarter of fiscal 2011 reflected the pass-through of lower commodity prices by the segment’s flour milling operations, resulting in a reduction of net sales of $38 million. Results also reflected improved volume of 3% in our Lamb Weston® specialty potato products business, partially offset by slightly lower net pricing.
Selling, General and Administrative Expenses (Includes general corporate expenses)
Selling, general and administrative expenses totaled $410 million for the first quarter of fiscal 2011, a decrease of $12 million, or 3%, as compared to the same period of the prior year. Selling, general and administrative expenses for the first quarter of fiscal 2011 included the following:
•	a decrease in incentive compensation expense of $19 million,

•	an increase in salaries and wages expense of $10 million,

•	a decrease in advertising and promotion expenses of $6 million, and

•	charges of approximately $5 million related to the execution of our restructuring plans.

Operating Profit (Earnings before general corporate expenses, interest expense, net, income taxes, and equity method investment earnings)

($ in millions)	Operating Profit
	Thirteen weeks ended
	August 29,	August 30,	% Inc
Reporting Segment	2010	2009	(Dec)
Consumer Foods	$214	$250	(14)%
Commercial Foods	112	134	(17)%
Consumer Foods operating profit for the first quarter of fiscal 2011 was $214 million, a decrease of $36 million, or 14%, compared to the first quarter of fiscal 2010. Gross profits were $33 million lower for the first quarter of fiscal 2011 than for the first quarter of fiscal 2010, driven by the impact of lower net sales, discussed above, and higher commodity input costs, partially offset by supply chain cost savings initiatives. Consumer Foods selling, general and administrative expenses were lower in the first quarter of fiscal 2011 than in the first quarter of fiscal 2010 due, in part, to a $7 million decrease in advertising and promotion expenses and a $6 million decrease in incentive compensation expense. The Consumer Foods segment incurred costs of $8 million in connection with the 2010 plan in the first quarter of fiscal 2011. The accident at the Garner, North Carolina production facility in June 2009, resulted in charges totaling $37 million for the impairment of property, plant and equipment, inventory write-offs, workers’ compensation, site clean-up, and other related costs in the first quarter of fiscal 2010. The impact of these charges was offset by insurance recoveries of $34 million for the involuntary conversion of assets. Gross profits from Slim Jim® branded products were $8 million and $2 million in the first quarter of fiscal 2011 and 2010, respectively, reflecting the impact of the accident and the subsequent recovery of sales volumes. The weakening of the U.S. dollar relative to foreign currencies resulted in an increase of operating profit of approximately $10 million as compared to the first quarter of fiscal 2010.
For the first quarter of fiscal 2011, operating profit for the Commercial Foods segment was $112 million, a decrease of $22 million, or 17%, from the first quarter of fiscal 2010. The decline in gross profits in the Commercial Foods segment was largely driven by poor raw product quality and higher input costs in our Lamb Weston specialty potato products business. Operating profit in the flour milling operations was slightly lower in the first quarter of fiscal 2011 than in the first quarter of fiscal 2010.
Interest Expense, Net
Net interest expense was $37 million and $41 million for the first quarter of fiscal 2011 and 2010, respectively. The decrease reflected a net benefit of $4 million from interest rate swaps used to hedge the fair value of certain of our outstanding debt instruments. Included in net interest expense was $19 million and $20 million of interest income in the first quarter of fiscal 2011 and 2010, respectively, principally from the payment-in-kind notes received in connection with the disposition of the trading and merchandising business in June 2008.
Income Taxes
In the first quarter of fiscal 2011 and 2010, our income tax expense was $67 million and $89 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately 32% and 35% for the first quarter of fiscal 2011 and 2010, respectively. Income tax expense for the first quarter of fiscal 2011 reflected the impact of lower effective state income tax rates, a higher domestic manufacturing deduction, and various changes in estimates. We expect our continuing operations effective tax rate for the full fiscal year 2011 to be approximately 34%.
Equity Method Investment Earnings
Equity method investment earnings were $6 million and $9 million for the first quarter of fiscal 2011 and 2010, respectively. Decreased equity method investment earnings were the result of less profitable operations of potato processing ventures, due to lower sales prices and higher commodity input prices.

Discontinued Operations
Our discontinued operations generated after-tax earnings of $3 million and $2 million in the first quarter of fiscal 2011 and 2010, respectively.
Earnings Per Share
Our diluted earnings per share for the first quarter of fiscal 2011 were $0.33 (including earnings of $0.32 per diluted share from continuing operations and $0.01 per diluted share from discontinued operations). Our diluted earnings per share for the first quarter of fiscal 2010 were $0.37.
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
At August 29, 2010, we had a $1.5 billion revolving credit facility with a syndicate of financial institutions which matures in December 2011. The facility has historically been used principally as a back-up facility for our commercial paper program. As of August 29, 2010, there were no outstanding borrowings under the facility. We did not draw upon this facility or the commercial paper program during the first quarter of fiscal 2011. Borrowings under the facility bear interest at or below prime rate and may be prepaid without penalty. The facility requires that our consolidated funded debt not exceed 65% of our consolidated capital base, and that our fixed charges coverage ratio be greater than 1.75 to 1.0. As of August 29, 2010, we were in compliance with these financial covenants.
As of the end of the first quarter of fiscal 2011, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the revolving credit facility, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult.
We have repurchased our shares of common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board of Directors. In February 2010, our Board of Directors approved a $500 million share repurchase program with no expiration date. We repurchased approximately 4.2 million shares of our common stock for approximately $100 million under this program in the first quarter of fiscal 2011. At August 29, 2010, the remaining authorization for share repurchases under this program was approximately $300 million.
In July 2010, we completed the sale of substantially all of the assets of Gilroy Foods & Flavors™ dehydrated garlic, onion, capsicum and Controlled Moisture™, GardenFrost®, Redi-Made™, and fresh vegetable operations for $249 million in cash, subject to final working capital adjustments.
On September 15, 2010, subsequent to the end of the first quarter of fiscal 2011, we repaid the entire principal balance of $248 million of our 7.875% senior notes, due on that date.
On September 17, 2010, our Board of Directors approved an increase in our quarterly dividend to $0.23 per share from the previous level of $0.20 per share.
Cash Flows
During the first quarter of fiscal 2011, we used $112 million of cash, which included $109 million generated from operating activities, $6 million used in investing activities, and $216 million used in financing activities.

Cash generated from operating activities of continuing operations totaled approximately $106 million in the first quarter of fiscal 2011, as compared to $276 million generated in the first quarter of fiscal 2010. Decreased cash flows from operations reflected contributions of $110 million to our pension plans in the first quarter of fiscal 2011, decreased income from continuing operations, and higher incentive compensation payments paid in the first quarter of fiscal 2011 than in the first quarter of fiscal 2010.
Cash used in investing activities from continuing operations totaled $255 million in the first quarter of fiscal 2011, versus cash used in investing activities of $119 million in the first quarter of fiscal 2010. Investing activities of continuing operations in the first quarter of fiscal 2011 consisted primarily of the acquisition of businesses and intangible assets (principally the American Pie business) of $130 million and capital expenditures of $129 million. Investing activities of continuing operations in the first quarter of fiscal 2010 included capital expenditures of $117 million. We generated $249 million of cash from investing activities of discontinued operations in the first quarter of fiscal 2011 from the disposition of the Gilroy Foods & Flavors™ business.
Cash used in financing activities totaled $216 million and $103 million in the first quarters of fiscal 2011 and 2010, respectively. During the first quarters of fiscal 2011 and 2010, we paid dividends of $89 million and $85 million, respectively. In the first quarter of fiscal 2011, we repurchased $100 million of our common stock as part of our share repurchase program. Also in the first quarter of fiscal 2011, we repaid $38 million of debt (including the repayment of $35 million of bank borrowings by our Lamb Weston BSW potato processing venture).
We expect significant additional insurance recoveries related to the Garner, North Carolina accident and have received $91 million to date from insurance carriers, including $6 million received in the first quarter of fiscal 2011.
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
Off-Balance Sheet Arrangements
We use off-balance sheet arrangements where the economics and sound business principles warrant their use. We periodically enter into guarantees and other similar arrangements as part of transactions in the ordinary course of business. These are described further in “Obligations and Commitments,” below.
Variable Interest Entities Not Consolidated
We have variable interests in certain entities that we have determined to be variable interest entities, but for which we are not the primary beneficiary. We have not consolidated the financial statements of these entities.
We hold a 50% interest in Lamb Weston RDO, a potato processing venture. We provide all sales and marketing services to Lamb Weston RDO. We receive a fee for these services based on a percentage of the net sales of the venture. We reflect the value of our ownership interest in this venture in other assets, based upon the equity method of accounting. The balance of our investment was $13.6 million and $13.8 million at August 29, 2010 and May 30, 2010, respectively, representing our maximum exposure to loss as a result of our involvement with this venture. The capital structure of Lamb Weston RDO includes owners’ equity of $27.2 million and term borrowings from banks of $47.9 million as of August 29, 2010. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this venture.
We lease certain office buildings from entities that we have determined to be variable interest entities. The lease agreements with these entities include fixed-price purchase options for the assets being leased, representing our only variable interest in these lessor entities. These leases are accounted for as operating leases, and accordingly, there are no material assets or liabilities associated with these entities included in our balance sheets. We have no material exposure to loss from our variable interests in these entities. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of these entities. In making this determination, we have considered, among other items, the terms of the lease agreements, the expected remaining useful lives of the assets leased, and the capital structure of the lessor entities.

Obligations and Commitments
As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as lease agreements, debt agreements, and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as “take-or-pay” contracts). The unconditional purchase obligation arrangements are entered into in our normal course of business in order to ensure adequate levels of sourced product are available. Of these items, debt and capital lease obligations, which totaled $3.6 billion as of August 29, 2010, were recognized as liabilities in our consolidated balance sheet. Operating lease obligations and unconditional purchase obligations, which totaled $749 million as of August 29, 2010, in accordance with generally accepted accounting principles, were not recognized as liabilities in our consolidated balance sheet.
A summary of our contractual obligations as of August 29, 2010 was as follows (including obligations of discontinued operations):

	Payments Due by Period
	(in millions)
		Less than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Years
Long-term debt	$3,487.6	$252.4	$386.3	$578.4	$2,270.5
Capital lease obligations	63.6	5.3	8.8	5.8	43.7
Operating lease obligations	368.7	67.7	109.9	70.4	120.7
Purchase obligations	380.5	339.3	27.3	4.9	9.0

Total	$4,300.4	$664.7	$532.3	$659.5	$2,443.9

We are also contractually obligated to pay interest on our long-term debt and capital lease obligations. The weighted average interest rate of the long-term debt obligations outstanding as of August 29, 2010 was approximately 6.8%.
We consolidate the assets and liabilities of certain entities that have been determined to be variable interest entities and for which we have been determined to be the primary beneficiary of these entities. The amounts reflected in contractual obligations of long-term debt, in the table above, include $46 million of liabilities of these variable interest entities to the creditors of such entities.
The purchase obligations noted in the table above do not reflect approximately $518 million of open purchase orders, some of which are not legally binding. These purchase orders are settleable in the ordinary course of business in less than one year.
As part of our ongoing operations, we also enter into arrangements that obligate us to make future cash payments only upon the occurrence of a future event (e.g., guarantees of debt or lease payments of a third party should the third party be unable to perform). In accordance with generally accepted accounting principles, the following commercial commitments are not recognized as liabilities in our consolidated balance sheet. A summary of our commitments, including commitments associated with equity method investments, as of August 29, 2010 was as follows:

	Amount of Commitment Expiration Per Period
	(in millions)
		Less than			After 5
Other Commercial Commitments	Total	1 Year	1-3 Years	3-5 Years	Years
Guarantees	$112.1	$55.7	$10.8	$12.0	$33.6
Other commitments	0.5	0.5	—	—	—

Total	$112.6	$56.2	$10.8	$12.0	$33.6

In certain limited situations, we will guarantee an obligation of an unconsolidated entity. We guarantee certain leases and other commercial obligations resulting from our fresh beef and pork divestiture. The remaining terms of these arrangements do not exceed six years and the maximum amount of future payments we have guaranteed was approximately $15 million as of August 29, 2010. We have also guaranteed the performance of the divested fresh beef and pork business with respect to a hog purchase contract. The hog purchase contract requires the fresh beef and pork business to purchase a minimum of approximately 1.2 million hogs annually through 2014. The contract stipulates minimum price commitments, based in part on market prices and, in certain circumstances, also includes price adjustments based on certain inputs.

We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At August 29, 2010, the amount of supplier loans effectively guaranteed by us was approximately $50 million, included in the table above. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.
We are a party to various agreements with an onion processing company. We have guaranteed, under certain conditions, repayment of a portion of the loan held by this supplier for its onion processing related operations. At August 29, 2010, the amount of our guarantee was $25.0 million, included in the table above. In the event of default on this loan by the supplier, we have the contractual right to purchase the loan from the lender, thereby giving us secured rights to the underlying collateral. We have not established a liability in connection with this guarantee, as we believe the likelihood of financial exposure to us under this guarantee is remote.
The obligations and commitments tables above do not include any reserves for uncertainties in income taxes, as we are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes. The liability for gross unrecognized tax benefits at August 29, 2010 was $56 million. The net amount of unrecognized tax benefits at August 29, 2010, that, if recognized, would impact our effective tax rate was $34 million. Recognition of this tax benefit would have a favorable impact on our effective tax rate.
Critical Accounting Estimates
A discussion of our critical accounting estimates can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our annual report on Form 10-K for the fiscal year ended May 30, 2010.
Related Party Transactions
From time to time, we have used the services of a firm whose chief executive officer serves on our Board of Directors. Payments to this firm for environmental and agricultural engineering services performed and structures acquired totaled $0.1 million in both the first quarter of fiscal 2011 and fiscal 2010.
ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The principal market risks affecting us are exposures to price fluctuations of commodity and energy inputs, interest rates, and foreign currencies.
Other than the changes noted below, there have been no material changes in our market risk during the thirteen weeks ended August 29, 2010. For additional information, refer to the “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our annual report on Form 10-K for the fiscal year ended May 30, 2010.
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
Interest Rate Risk
We may use interest rate swaps to manage the effect of interest rate changes on the fair value of our existing debt as well as the forecasted interest payments for the anticipated issuance of debt. During the fourth quarter of fiscal 2010, we entered into interest rate swap contracts used to hedge the fair value of certain of our senior long-term debt.
Foreign Currency Risk
In order to reduce exposures for our processing activities related to changes in foreign currency exchange rates, we may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of our operations. This activity primarily relates to economically hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign denominated assets and liabilities.
Value-at-Risk (VaR)
We employ various tools to monitor our derivative risk, including value-at-risk (“VaR”) models. We perform simulations using historical data to estimate potential losses in the fair value of current derivative positions. We use price and volatility information for the prior 90 days in the calculation of VaR that is used to monitor our daily risk. The purpose of this measurement is to provide a single view of the potential risk of loss associated with derivative positions at a given point in time based on recent changes in market prices. Our model uses a 95 percent confidence level. Accordingly, in any given one day time period, losses greater than the amounts included in the table, below, are expected to occur only 5 percent of the time. We include commodity swaps, futures, and options and foreign exchange forwards, swaps, and options in this calculation. The following table provides an overview of our average daily VaR for our energy, agriculture, and other commodities over the quarter as well as the average daily foreign exchange VaR. Other commodities may include items such as packaging, livestock, and/or metals.

	Fair Value Impact
	Average	Average
	During Thirteen	During Thirteen
In Millions	Weeks Ended August 29, 2010	Weeks Ended August 30, 2009

Energy Commodities	$1.7	$2.2
Agriculture Commodities	$1.9	$1.9
Other Commodities	$0.1	$0.1
Foreign Exchange	$1.6	$0.6
In prior filings, we presented analyses of market risk using a sensitivity analysis methodology. We have begun using a VaR methodology for purposes of this presentation, as this is a methodology used by management in monitoring market risk, and we believe this is a more useful presentation to readers.
ITEM 4.      CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of August 29, 2010. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.
Internal Control Over Financial Reporting
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated any change in the Company’s internal control over financial reporting that occurred during the first quarter of fiscal 2011 and determined that there was no change in our internal control over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ConAgra Foods, Inc. and Subsidiaries
PART II - OTHER INFORMATION
ITEM 1.      LEGAL PROCEEDINGS
During the first quarter of fiscal 2011, the U.S. Commodity Futures Trading Commission announced the filing and simultaneous settlement of a charge against the former ConAgra Trade Group, Inc. (“CTG”), through its successor-in-interest (the “Successor”), for allegedly causing a non bona-fide price to be reported on the New York Mercantile Exchange on January 2, 2008. We were not a named party in the settlement. The Successor is not an affiliate of ConAgra Foods. We sold CTG in June 2008 as part of the divestiture of the trading and merchandising reporting segment. During the first quarter of fiscal 2011, we paid the Successor’s parent $4.3 million, an amount that eliminates any potential for a dispute to arise with the Successor’s parent over liability for this matter. During fiscal 2010, we recognized charges within discontinued operations in anticipation of resolution of this matter.
We are also party to a number of lawsuits and claims arising out of the operation of our business. After taking into account liabilities recorded for these matters, we believe the ultimate resolution of such matters should not have a material adverse effect on our financial condition, results of operations, or liquidity.
ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the total number of shares of common stock purchased during the first quarter of fiscal 2011, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

					Maximum Number (or
	Total Number		Average	Total Number of Shares	Approximate Dollar
	of Shares (or		Price Paid	Purchased as Part of	Value) of Shares that
	Units)		per Share (or	Publicly Announced	may yet be Purchased
Period	Purchased		Unit)	Plans or Programs (1)	under the Program (1)
May 31 through June 27, 2010	—		—	—	$400,062,000
June 28 through July 25, 2010	4,229,568	(2)	$23.65	4,227,685	$300,062,000
July 26 through August 29, 2010	—		—	—	$300,062,000

Total Fiscal 2011 First Quarter Activity	4,229,568		$23.65	4,227,685	$300,062,000

(1)	Pursuant to publicly announced share repurchase programs from December 2003, we have repurchased approximately 114.7 million shares at a cost of $2.7 billion through August 29, 2010. The current program has no expiration date.

(2)	The total number of shares purchased includes 1,883 shares of mature common stock tendered by employees to the Company to satisfy employees’ tax withholding obligations in excess of the statutory minimum in connection with the vesting of equity awards.
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
Patrick D. Linehan
Senior Vice President and Corporate Controller

Dated this 1st day of October, 2010.

EXHIBIT INDEX

NUMBER	DESCRIPTION	PAGE

10.1*	Form of Restricted Stock Unit Agreement under the ConAgra Foods 2009 Stock Plan (Choice Program)	1

12	Statement regarding computation of ratio of earnings to fixed charges	7

31.1	Section 302 Certificate of Chief Executive Officer	8

31.2	Section 302 Certificate of Chief Financial Officer	9

32.1	Section 906 Certificates	10

101.1	The following materials from ConAgra Foods’ Quarterly Report on Form 10-Q for the quarter ended August 29, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information

*	Management contract or compensatory plan.