Form 10-Q
period 2010-11-28
CONAGRA FOODS INC /DE/
filed 2011-01-03
CIK 23217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 28, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares outstanding of issuer’s common stock, as of December 26, 2010, was 435,717,011.

Part I. FINANCIAL INFORMATION	3
Item 1 Financial Statements	3
Unaudited Condensed Consolidated Statements of Earnings for the Thirteen and Twenty-six Weeks ended November 28, 2010 and November 29, 2009	3
Unaudited Condensed Consolidated Statements of Comprehensive Income for the Thirteen and Twenty-six Weeks ended November 28, 2010 and November 29, 2009	4
Unaudited Condensed Consolidated Balance Sheets as of November 28, 2010 and May 30, 2010	5
Unaudited Condensed Consolidated Statements of Cash Flows for the Twenty-six Weeks ended November 28, 2010 and November 29, 2009	6
Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3 Quantitative and Qualitative Disclosures About Market Risk	36
Item 4 Controls and Procedures	37
Part II. OTHER INFORMATION	38
Item 1 Legal Proceedings	38
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 6 Exhibits	38
Signatures	39
Exhibit Index	40
EX-10.1
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions except per share amounts)
(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	November 28,	November 29,	November 28,	November 29,
	2010	2009	2010	2009
Net sales	$3,161.1	$3,100.1	$5,978.7	$5,986.4
Costs and expenses:
Cost of goods sold	2,401.0	2,257.5	4,566.8	4,437.6
Selling, general and administrative expenses	428.4	456.1	838.4	878.0
Interest expense, net	33.7	40.5	71.0	81.9

Income from continuing operations before income taxes and equity method investment earnings	298.0	346.0	502.5	588.9
Income tax expense	101.4	114.1	168.4	202.9
Equity method investment earnings	4.6	5.9	10.8	14.8

Income from continuing operations	201.2	237.8	344.9	400.8
Income from discontinued operations, net of tax	0.6	1.4	3.2	3.6

Net income	$201.8	$239.2	$348.1	$404.4

Less: Net income (loss) attributable to noncontrolling interests	0.9	(0.5)	0.8	(1.2)

Net income attributable to ConAgra Foods, Inc.	$200.9	$239.7	$347.3	$405.6

Earnings per share — basic
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$0.46	$0.54	$0.78	$0.91
Income from discontinued operations attributable to ConAgra Foods, Inc. common stockholders	—	—	—	—

Net income attributable to ConAgra Foods, Inc. common stockholders	$0.46	$0.54	$0.78	$0.91

Earnings per share — diluted
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$0.45	$0.53	$0.77	$0.90
Income from discontinued operations attributable to ConAgra Foods, Inc. common stockholders	—	0.01	0.01	0.01

Net income attributable to ConAgra Foods, Inc. common stockholders	$0.45	$0.54	$0.78	$0.91

Cash dividends declared per common share	$0.23	$0.20	$0.43	$0.39
     See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	November 28,	November 29,	November 28,	November 29,
	2010	2009	2010	2009
Net income	$201.8	$239.2	$348.1	$404.4
Other comprehensive income (loss):
Net derivative adjustment, net of tax	—	0.1	0.1	0.1
Unrealized gains and losses on available-for-sale securities, net of tax:
Unrealized holding gains arising during the period	0.2	0.1	—	—
Currency translation adjustment:
Unrealized translation gains arising during the period	13.1	13.9	18.0	15.1
Pension and postretirement healthcare liabilities, net of tax	1.0	0.2	3.3	(0.6)

Comprehensive income	216.1	253.5	369.5	419.0
Comprehensive income (loss) attributable to noncontrolling interests	0.9	(0.5)	0.8	(1.2)

Comprehensive income attributable to ConAgra Foods, Inc.	$215.2	$254.0	$368.7	$420.2

     See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions except share data)
(unaudited)

	November 28,	May 30,
	2010	2010
ASSETS
Current assets
Cash and cash equivalents	$545.2	$953.2
Receivables, less allowance for doubtful accounts of $7.6 and $8.5	902.5	849.6
Inventories	1,974.3	1,606.5
Prepaid expenses and other current assets	771.8	307.3
Current assets held for sale	—	243.5

Total current assets	4,193.8	3,960.1

Property, plant and equipment	5,581.6	5,402.9
Less accumulated depreciation	(2,915.5)	(2,777.9)

Property, plant and equipment, net	2,666.1	2,625.0

Goodwill	3,606.9	3,552.1
Brands, trademarks and other intangibles, net	932.7	874.8
Other assets	204.0	695.6
Noncurrent assets held for sale	—	30.4

	$11,603.5	$11,738.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable	$0.6	$0.6
Current installments of long-term debt	356.1	260.2
Accounts payable	1,122.8	919.1
Accrued payroll	123.3	263.9
Other accrued liabilities	677.2	579.0
Current liabilities held for sale	—	13.4

Total current liabilities	2,280.0	2,036.2

Senior long-term debt, excluding current installments	2,684.0	3,030.5
Subordinated debt	195.9	195.9
Other noncurrent liabilities	1,491.9	1,541.3
Noncurrent liabilities held for sale	—	5.2

Total liabilities	6,651.8	6,809.1

Commitments and contingencies (Note 14)
Common stockholders’ equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 567,907,172 and 567,907,172	2,839.7	2,839.7
Additional paid-in capital	891.8	897.5
Retained earnings	4,576.2	4,417.1
Accumulated other comprehensive loss	(263.9)	(285.3)
Less treasury stock, at cost, 132,402,055 and 125,637,495 common shares	(3,097.1)	(2,945.1)

Total Conagra Foods, Inc. common stockholders’ equity	4,946.7	4,923.9
Noncontrolling interests	5.0	5.0

Total stockholders’ equity	4,951.7	4,928.9

	$11,603.5	$11,738.0

     See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Twenty-six weeks ended
	November 28,	November 29,
	2010	2009
Cash flows from operating activities:
Net income	$348.1	$404.4
Income from discontinued operations	3.2	3.6

Income from continuing operations	344.9	400.8
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	175.5	159.5
Impairment charges related to Garner accident	—	19.6
Insurance recoveries recognized related to Garner accident	(1.8)	(41.0)
Advances from insurance carriers related to Garner accident	10.9	28.6
Proceeds from settlement of interest rate swaps	31.5	—
Loss on sale of fixed assets	3.0	2.8
Distributions from affiliates greater (less) than current earnings	(2.7)	3.4
Contributions to pension plans	(112.0)	(17.1)
Share-based payments expense	22.7	26.7
Non-cash interest income on payment-in-kind notes	(37.3)	(39.8)
Other items	56.2	36.9
Change in operating assets and liabilities before effects of business acquisitions and dispositions:
Accounts receivable	(47.7)	(71.7)
Inventory	(353.0)	(109.4)
Prepaid expenses and other current assets	59.1	28.6
Accounts payable	207.2	130.9
Accrued payroll	(139.9)	16.3
Other accrued liabilities	99.3	109.4

Net cash flows from operating activities — continuing operations	315.9	684.5
Net cash flows from operating activities — discontinued operations	3.2	(27.3)

Net cash flows from operating activities	319.1	657.2

Cash flows from investing activities:
Additions to property, plant and equipment	(211.2)	(239.8)
Sale of property, plant and equipment	1.5	2.3
Advances from insurance carriers related to Garner accident	13.1	10.6
Purchase of businesses and intangible assets	(136.0)	(3.0)

Net cash flows from investing activities — continuing operations	(332.6)	(229.9)
Net cash flows from investing activities — discontinued operations	245.7	4.3

Net cash flows from investing activities	$(86.9)	$(225.6)

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (continued)
(in millions)
(unaudited)

	Twenty-six weeks ended
	November 28,	November 29,
	2010	2009
Cash flows from financing activities:
Repayment of long-term debt	$(289.3)	$(9.0)
Repurchase of ConAgra Foods, Inc. common shares	(200.0)	—
Cash dividends paid	(176.4)	(169.2)
Exercise of stock options and issuance of other stock awards	21.6	(11.7)
Other items	(0.2)	1.4

Net cash flows from financing activities — continuing operations	(644.3)	(188.5)
Net cash flows from financing activities — discontinued operations	(0.1)	(0.4)

Net cash flows from financing activities	(644.4)	(188.9)

Effect of exchange rate changes on cash and cash equivalents	4.2	4.3

Net change in cash and cash equivalents	(408.0)	247.0
Cash and cash equivalents at beginning of period	953.2	243.2

Cash and cash equivalents at end of period	$545.2	$490.2

     See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Twenty-six Weeks ended November 28, 2010 and November 29, 2009
(columnar dollars in millions except per share amounts)
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
The following details the income tax expense on components of other comprehensive income:

	Thirteen weeks ended		Twenty-six weeks ended
	November 28,	November 29,	November 28,	November 29,
	2010	2009	2010	2009
Net derivative adjustment	$0.1	$0.1	$0.1	$0.1
Unrealized gains on available-for-sale securities	0.1	0.1	—	—
Pension and postretirement healthcare liabilities	1.4	0.5	2.9	0.7

	$1.6	$0.7	$3.0	$0.8

Accounting Changes — In June 2009, the Financial Accounting Standards Board (“FASB”) amended its guidance on the consolidation of variable interest entities. This guidance requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. We adopted the provisions of this guidance effective as of the beginning of our fiscal 2011. The impact of the adoption of this guidance was not material to our financial statements.
Reclassifications — Certain prior year amounts have been reclassified to conform with current year presentation.
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

2. DISCONTINUED OPERATIONS AND DIVESTITURES
Discontinued Operations
Gilroy Foods & FlavorsTM
During the first quarter of fiscal 2011, we completed the sale of substantially all of the assets of Gilroy Foods & Flavors™ dehydrated garlic, onion, capsicum and Controlled Moisture™, GardenFrost®, Redi-Made™, and fresh vegetable operations for $245.7 million in cash. We reflected the results of these operations as discontinued operations for all periods presented. The assets and liabilities of the discontinued Gilroy Foods & Flavors™ dehydrated vegetable business have been reclassified as assets and liabilities held for sale within our consolidated balance sheet for the period prior to divestiture.
In connection with the sale of this business, we have entered into agreements to purchase certain ingredients from the divested business for a period of five years. The continuing cash flows related to these agreements are not significant, and accordingly, are not deemed to be direct cash flows of the divested business.
Summary of Operational Results
The summary comparative financial results of the discontinued operations were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	November 28,	November 29,	November 28,	November 29,
	2010	2009	2010	2009
Net sales	$—	$72.6	$40.7	$148.9

Operating results from discontinued operations before income taxes	(0.6)	1.1	4.1	4.7
Gain (loss) from disposal of businesses	(0.5)	—	0.4	—

Income (loss) before income taxes	(1.1)	1.1	4.5	4.7
Income tax benefit (expense)	1.7	0.3	(1.3)	(1.1)

Income from discontinued operations, net of tax	$0.6	$1.4	$3.2	$3.6

Operating results from discontinued operations for the second quarter and first half of fiscal 2011 include the impact of a favorable resolution of a foreign tax matter relating to a discontinued business. Results in the second quarter and first half of fiscal 2010 reflected charges related to certain legal and environmental matters of divested businesses.
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

Other Divestitures
In February 2010, we completed the sale of our Luck’s® brand for proceeds of $22.0 million in cash, resulting in a pre-tax gain of $14.3 million ($9.0 million after-tax), reflected in selling, general and administrative expenses.

3. ACQUISITIONS
In the first quarter of fiscal 2011, we acquired the assets of American Pie, LLC (“American Pie”) for $131.0 million in cash plus assumed liabilities. American Pie is a manufacturer of frozen fruit pies, thaw and serve pies, fruit cobblers, and pie crusts under the licensed Marie Callender’s® and Claim Jumper® trade names, as well as frozen dinners, pot pies, and appetizers under the Claim Jumper® trade name. Approximately $51.5 million of the purchase price was allocated to goodwill and $61.3 million was allocated to brands, trademarks, and other intangibles. The amount allocated to goodwill is deductible for income tax purposes and is primarily attributable to American Pie’s product portfolio, as well as anticipated synergies and other intangibles that do not qualify for separate recognition. This business is included in the Consumer Foods segment.
In the fourth quarter of fiscal 2010, we acquired Elan Nutrition, Inc., a privately held formulator and manufacturer of private label snack and nutrition bars, for $103.5 million in cash plus assumed liabilities. Approximately $66.4 million of the purchase price was allocated to goodwill and $33.6 million was allocated to brands, trademarks, and other intangibles. The amount allocated to goodwill is not deductible for income tax purposes and primarily reflects the value of the synergies we expect from the acquisition as well as other intangibles that do not qualify for separate recognition. This business is included in the Consumer Foods segment.
4. PAYMENT-IN-KIND NOTES RECEIVABLE
In connection with the divestiture of the trading and merchandising operations in fiscal 2009, we received $550.0 million (face value) of payment-in-kind debt securities (the “Notes”) issued by the purchaser of the divested business. The Notes were recorded at an initial estimated fair value of $479.4 million.
The Notes were issued in three tranches: $99,990,000 original principal amount of 10.5% notes due June 2010; $200,035,000 original principal amount of 10.75% notes due June 2011; and $249,975,000 original principal amount of 11.0% notes due June 2012. The Notes permitted payment of interest in cash or in additional notes.
During the fourth quarter of fiscal 2010, we received $115.4 million as payment in full of all principal and interest due on the first tranche of the Notes, in advance of the scheduled maturity date. On December 6, 2010, subsequent to the second quarter of fiscal 2011, we received $554.2 million as payment in full of all principal and interest due on the second and third tranches of the Notes, in advance of the scheduled maturity dates. As a result, we will recognize a gain of $25.0 million in the third quarter of fiscal 2011.
At November 28, 2010, the outstanding Notes, which were classified within prepaid expenses and other current assets, had a carrying value of $527.5 million. At May 30, 2010, the outstanding Notes, which were classified as other assets, had an aggregate carrying value of $490.2 million.
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

In the first quarter of fiscal 2010, we established a line of credit with Lamb Weston BSW, under which we will lend up to $1.5 million to Lamb Weston BSW. As of November 28, 2010, the balance of $1.1 million was due upon demand. Borrowings under the line of credit bear interest at a rate of LIBOR plus 3%. In the first quarter of fiscal 2011, we repaid $35.4 million of bank borrowings of Lamb Weston BSW and took assignment of a promissory note from the joint venture for the same amount, due in June 2018. The promissory note carries a tiered interest rate schedule and is currently accruing interest at a rate of LIBOR plus 350 basis points with a floor of 4.25%. The amounts owed by Lamb Weston BSW to the Company are not reflected in our balance sheets, as they are eliminated in consolidation.
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
Due to the consolidation of these variable interest entities, we reflected in our balance sheets:

	November 28,	May 30,
	2010	2010
Cash and cash equivalents	$2.6	$—
Receivables, net	15.9	16.9
Inventories	1.5	1.4
Prepaid expenses and other current assets	0.2	0.3
Property, plant and equipment, net	93.7	96.5
Goodwill	18.8	18.8
Brands, trademarks and other intangibles, net	9.4	9.8

Total assets	$142.1	$143.7

Current installments of long-term debt	$3.9	$6.4
Accounts payable	11.3	12.2
Accrued payroll	0.3	0.3
Other accrued liabilities	0.7	0.7
Senior long-term debt, excluding current installments	41.5	76.8
Other noncurrent liabilities (noncontrolling interest)	25.6	24.8

Total liabilities	$83.3	$121.2

The liabilities recognized as a result of consolidating the Lamb Weston BSW entity do not represent additional claims on our general assets. The creditors of Lamb Weston BSW have claims only on the assets of Lamb Weston BSW. The assets recognized as a result of consolidating Lamb Weston BSW are the property of the venture and are not available to us for any other purpose, other than as a secured lender under the promissory note.
Variable Interest Entities Not Consolidated
We also have variable interests in certain other entities that we have determined to be variable interest entities, but for which we are not the primary beneficiary. We have not consolidated the financial statements of these entities.
We hold a 50% interest in Lamb Weston RDO, a potato processing venture. We provide all sales and marketing services to Lamb Weston RDO. We receive a fee for these services based on a percentage of the net sales of the venture. We reflect the value of our ownership interest in this venture in other assets, based upon the equity method of accounting. The balance of our investment was $13.0 million and $13.8 million at November 28, 2010 and May 30, 2010, respectively, representing our maximum exposure to loss as a result of our involvement with this venture. The capital structure of Lamb Weston RDO includes owners’ equity of $26.1 million and term borrowings from banks of $45.3 million as of November 28, 2010. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this venture.
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
We recognized charges totaling $8.1 million ($3.7 million in selling, general and administrative expenses and $4.4 million in cost of goods sold) and $44.7 million ($34.1 million in selling, general and administrative expenses and $10.6 million in cost of goods sold) in the second quarter and first half of fiscal 2010, respectively, in connection with the Garner accident. These amounts exclude lost profits from the interruption of the business. We also recognized insurance recoveries of $7.3 million and $41.0 million in selling, general and administrative expenses in the second quarter and first half of fiscal 2010, respectively. The costs incurred and insurance recoveries recognized in the second quarter and first half of fiscal 2011 were not material.
Through November 28, 2010, we had received payment advances from the insurers of $109.0 million for our initial insurance claims for this matter, $59.8 million of which has been recognized as a reduction to selling, general and administrative expenses (primarily in fiscal 2010), largely offsetting the cumulative charges of $63.7 million recognized to date in connection with the event. The deferred balance of $49.2 million is classified as other accrued liabilities within our consolidated balance sheet as of November 28, 2010, in accordance with applicable accounting guidance. We anticipate final settlement of the claim will occur in fiscal 2011. Based on management’s current assessment of production options, the expected level of insurance proceeds, and the estimated potential amount of losses and impact on the Slim Jim® brand, we do not believe that the Garner accident will have a material adverse effect on our results of operations, financial condition, or liquidity.
7. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
The change in the carrying amount of goodwill for the first half of fiscal 2011 was as follows:

	Consumer	Commercial
	Foods	Foods	Total
Balance as of May 30, 2010	$3,423.5	$128.6	$3,552.1
Acquisitions	51.5	—	51.5
Translation and other	2.8	0.5	3.3

Balance as of November 28, 2010	$3,477.8	$129.1	$3,606.9

Other identifiable intangible assets were as follows:

	November 28, 2010		May 30, 2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Non-amortizing intangible assets	$771.2	$—	$771.2	$—
Amortizing intangible assets	201.1	39.6	134.8	31.2

	$972.3	$39.6	$906.0	$31.2

Non-amortizing intangible assets are comprised of brands and trademarks.

Amortizing intangible assets, carrying a weighted average life of approximately 13 years, are principally composed of licensing arrangements and customer relationships. Based on amortizing assets recognized in our balance sheet as of November 28, 2010, amortization expense is estimated to be $15.0 million for each of the next five years.
8. DERIVATIVE FINANCIAL INSTRUMENTS
Our operations are exposed to market risks from adverse changes in commodity prices affecting the cost of raw materials and energy, foreign currency exchange rates, and interest rates. In the normal course of business, these risks are managed through a variety of strategies, including the use of derivatives.
Commodity futures and option contracts are used from time to time to economically hedge commodity input prices on items such as natural gas, vegetable oils, proteins, dairy, grains, and electricity. Generally, we economically hedge a portion of our anticipated consumption of commodity inputs for periods of up to 36 months. We may enter into longer-term economic hedges on particular commodities, if deemed appropriate. As of November 28, 2010, we had economically hedged certain portions of our anticipated consumption of commodity inputs using derivative instruments with expiration dates through March 2012.
In order to reduce exposures related to changes in foreign currency exchange rates, when deemed prudent, we enter into forward exchange, option, or swap contracts for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of November 28, 2010, we had economically hedged certain portions of our foreign currency risk in anticipated transactions using derivative instruments with expiration dates through May 2017.
From time to time, we may use derivative instruments, including interest rate swaps, to reduce risk related to changes in interest rates. This includes, but is not limited to, hedging against increasing interest rates prior to the issuance of long-term debt and hedging the fair value of our senior long-term debt.
Derivatives Designated as Fair Value Hedges
During the fourth quarter of fiscal 2010, we entered into interest rate swap contracts to hedge the change in the fair value of certain of our senior long-term debt instruments maturing in fiscal 2012 and 2015, due to changes in the benchmark interest rate. The interest rate swaps effectively changed our interest rates on the senior long-term debt instruments from fixed to variable. We designated these interest rate swap contracts as fair value hedges of the debt instruments.
Changes in fair value of the derivative instruments are immediately recognized in earnings along with changes in the fair value of the items being hedged (based solely on the change in the benchmark interest rate). These gains and losses are classified within selling, general and administrative expenses. A net gain of $1.1 million and $23.0 million was recognized on the interest rate swap contracts during the second quarter and first half of fiscal 2011, respectively. A net loss of $10.4 million and $29.7 million was recognized on the senior long-term debt during the second quarter and first half of fiscal 2011, respectively.
During the second quarter of fiscal 2011, we terminated the interest rate swap contracts and received proceeds of $31.5 million. The cumulative adjustment to the fair value of the debt instruments being hedged (the effective portion of the hedge), $33.8 million, will be amortized as a reduction of interest expense through fiscal 2015, which is over the remaining lives of the debt instruments.
The entire change in fair value of the derivative instruments was included in our assessment of hedge effectiveness.
The net notional amount of the interest rate derivatives outstanding at May 30, 2010 was $842.7 million.
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

Economic Hedges of Fair Values — Foreign Currency Exchange Rate Risk
We may use cross currency swaps to economically hedge the fair value of certain monetary assets and liabilities (including intercompany balances) denominated in a currency other than the functional currency. These derivatives are marked-to-market with gains and losses immediately recognized in selling, general and administrative expenses. These substantially offset the foreign currency transaction gains or losses recognized on the monetary assets or liabilities being economically hedged.
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
All derivative instruments are recognized on the balance sheet at fair value. The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. In accordance with FASB guidance, we offset certain derivative asset and liability balances, as well as certain amounts representing rights to reclaim cash collateral and obligations to return cash collateral, where legal right of setoff exists. At November 28, 2010 and May 30, 2010, amounts representing a right to reclaim cash collateral of $8.7 million and $8.6 million, respectively, were included in prepaid expenses and other current assets in our balance sheets.
Derivative assets and liabilities and amounts representing a right to reclaim cash collateral were reflected in our balance sheets as follows:

	November 28,	May 30,
	2010	2010
Prepaid expenses and other current assets	$49.4	$61.8
Other accrued liabilities	40.5	10.1
The following table presents our derivative assets and liabilities, on a gross basis, prior to the offsetting of amounts where legal right of setoff existed at November 28, 2010:

	Derivative Assets		Derivative Liabilities
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Commodity contracts	Prepaid expenses and other current assets	$54.9	Other accrued liabilities	$45.4
Foreign exchange contracts	Prepaid expenses and other current assets	2.5	Other accrued liabilities	10.2
Other	Prepaid expenses and other current assets	0.1	Other accrued liabilities	1.7

Total derivatives not designated as hedging instruments		$57.5		$57.3

Total derivatives		$57.5		$57.3

The following table presents our derivative assets and liabilities, on a gross basis, prior to the offsetting of amounts where legal right of setoff existed at May 30, 2010:

	Derivative Assets		Derivative Liabilities
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Interest rate contracts	Prepaid expenses and other current assets	$8.5	Other accrued liabilities	$—

Total derivatives designated as hedging instruments		$8.5		$—

Commodity contracts	Prepaid expenses and other current assets	$48.7	Other accrued liabilities	$20.0
Foreign exchange contracts	Prepaid expenses and other current assets	8.1	Other accrued liabilities	1.3
Other	Prepaid expenses and other current assets	—	Other accrued liabilities	0.9

Total derivatives not designated as hedging instruments		$56.8		$22.2

Total derivatives		$65.3		$22.2

The location and amount of gains (losses) from derivatives not designated as hedging instruments in our statements of earnings were as follows:

	Location in
	Consolidated
	Statement
	of Earnings of Gain	Amount of Gain (Loss) Recognized on Derivatives
Derivatives Not Designated as Hedging	(Loss) Recognized	in Consolidated Statement of Earnings for the Thirteen Weeks Ended
Instruments	on Derivatives	November 28, 2010	November 29, 2009
Commodity contracts	Cost of goods sold	$35.4	$13.2
Foreign exchange contracts	Cost of goods sold	(2.6)	(5.1)
Foreign exchange contracts	Selling, general and administrative expense	(2.0)	—

Total gain from derivative instruments not designated as hedging instruments		$30.8	$8.1

	Location in
	Consolidated
	Statement
	of Earnings of Gain	Amount of Gain (Loss) Recognized on Derivatives
Derivatives Not Designated as Hedging	(Loss) Recognized	in Consolidated Statement of Earnings for the Twenty-six Weeks Ended
Instruments	on Derivatives	November 28, 2010	November 29, 2009
Commodity contracts	Cost of goods sold	$9.7	$79.7
Foreign exchange contracts	Cost of goods sold	(12.2)	(6.8)
Foreign exchange contracts	Selling, general and administrative expense	(2.4)	—

Total gain (loss) from derivative instruments not designated as hedging instruments		$(4.9)	$72.9

As of November 28, 2010, our open commodity contracts had a notional value (defined as notional quantity times market value per notional quantity unit) of $641.2 million and $1.0 billion for purchase and sales contracts, respectively. As of May 30, 2010, our open commodity contracts had a notional value of $563.7 million and $577.1 million for purchase and sales contracts, respectively. The notional amount of our foreign currency forward and cross currency swap contracts as of November 28, 2010 and May 30, 2010 was $254.2 million and $240.0 million, respectively. In addition, we held foreign currency option collar contracts with notional amounts of $97.6 million and $97.2 million as of November 28, 2010 and May 30, 2010, respectively.
We enter into certain commodity, interest rate, and foreign exchange derivatives with a diversified group of counterparties. We monitor our positions and the credit ratings of the counterparties involved and limit the amount of credit exposure to any one party. These transactions may expose us to potential losses due to the risk of nonperformance by these counterparties. We have not incurred a material loss in any period presented and do not expect to incur any such material loss. We also enter into futures and options transactions through various regulated exchanges.
At November 28, 2010, the maximum amount of loss due to the credit risk of the counterparties, had the counterparties failed to perform according to the terms of the contracts, was $35.4 million.

9. SHARE-BASED PAYMENTS
For the thirteen and twenty-six weeks ended November 28, 2010, we recognized total stock-based compensation expense (including stock options, restricted stock units, and performance shares) of $14.3 million and $22.7 million, respectively. For the thirteen and twenty-six weeks ended November 29, 2009, we recognized total stock-based compensation expense of $14.7 million and $26.7 million, respectively. During the first half of fiscal 2011, we granted 1.4 million restricted stock units at a weighted average grant date price of $23.79, 6.2 million stock options at a weighted average exercise price of $23.81, and 0.5 million performance shares at a weighted average grant date price of $21.43.
The performance shares are granted to selected executives and other key employees with vesting contingent upon meeting various Company-wide performance goals. The performance goals are based upon our earnings before interest and taxes and our return on average invested capital measured over a defined performance period. The awards actually earned will range from zero to three hundred percent of the targeted number of the performance shares granted in fiscal 2009 and fiscal 2010 and from zero to two hundred percent of the targeted number of the performance shares granted in fiscal 2011, and will in each case be paid in shares of common stock. Subject to limited exceptions set forth in the plan, any shares earned will be distributed at the end of the defined performance period. The value of the performance shares granted in fiscal 2009, 2010, and 2011 is adjusted based upon the market price of our stock at the end of each reporting period and amortized as compensation expense over the vesting period.
The weighted average Black-Scholes assumptions for stock options granted during the first half of fiscal 2011 were as follows:

Expected volatility (%)	22.83
Dividend yield (%)	3.50
Risk-free interest rate (%)	1.71
Expected life of stock option (years)	4.82
The weighted average value of stock options granted during the first half of fiscal 2011 was $3.31 per option, based upon a Black-Scholes methodology.
10. EARNINGS PER SHARE
Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock awards, and other dilutive securities.
The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	Thirteen weeks ended		Twenty-six weeks ended
	November 28,	November 29,	November 28,	November 29,
	2010	2009	2010	2009
Net income available to ConAgra Foods, Inc. common stockholders:
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$200.3	$238.3	$344.1	$402.0
Income from discontinued operations, net of tax, attributable to ConAgra Foods, Inc. common stockholders	0.6	1.4	3.2	3.6

Net income attributable to ConAgra Foods, Inc. common stockholders	$200.9	$239.7	$347.3	$405.6
Less: Increase in redemption value of noncontrolling interests in excess of earnings allocated	(0.9)	(0.3)	(2.3)	(0.6)

Net income available to ConAgra Foods, Inc. common stockholders	$200.0	$239.4	$345.0	$405.0

Weighted average shares outstanding:
Basic weighted average shares outstanding	437.8	443.2	439.7	443.2
Add: Dilutive effect of stock options, restricted stock awards, and other dilutive securities	3.8	3.0	4.1	2.6

Diluted weighted average shares outstanding	441.6	446.2	443.8	445.8

For the thirteen and twenty-six weeks ended November 28, 2010, there were 21.2 million and 19.0 million stock options outstanding, respectively, that were excluded from the computation of shares contingently issuable upon exercise of the stock options because exercise prices exceeded the average market value of our common stock during the period. For the thirteen and twenty-six weeks ended November 29, 2009, there were 29.8 million and 36.4 million stock options, respectively, excluded from the calculation.
11. INVENTORIES
The major classes of inventories were as follows:

	November 28,	May 30,
	2010	2010
Raw materials and packaging	$670.7	$481.0
Work in process	135.2	95.9
Finished goods	1,080.2	945.0
Supplies and other	88.2	84.6

	$1,974.3	$1,606.5

12. RESTRUCTURING
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
Also in the fourth quarter of fiscal 2010, we made a decision to move certain administrative functions from Edina, Minnesota, to Naperville, Illinois. We completed the transition of these functions in the first half of fiscal 2011. This plan, together with the plan to move production of our meat snacks from Garner, North Carolina to Troy, Ohio, is collectively referred to as the 2010 restructuring plan (“2010 plan”).
In connection with the 2010 plan, we expect to incur pre-tax cash and non-cash charges for asset impairments, accelerated depreciation, severance, relocation, and site closure costs of $70.2 million, of which $39.2 million was recognized in fiscal 2010. We have recognized expenses associated with the 2010 plan, including but not limited to, impairments of property, plant and equipment, accelerated depreciation, severance and related costs, and plan implementation costs (e.g., consulting, employee relocation, etc.). We anticipate that we will recognize the following pre-tax expenses associated with the 2010 plan in the fiscal 2010 to 2012 timeframe (amounts include charges recognized in fiscal 2010 and in the first half of fiscal 2011):

	Consumer
	Foods	Corporate	Total
Accelerated depreciation	$21.2	$—	$21.2
Inventory write-offs	0.7	—	0.7

Total cost of goods sold	21.9	—	21.9

Asset impairment	16.5	—	16.5
Severance and related costs	16.1	—	16.1
Other, net	12.1	3.6	15.7

Total selling, general and administrative expenses	44.7	3.6	48.3

Consolidated total	$66.6	$3.6	$70.2

Included in the above estimates are $30.1 million of charges which have resulted or will result in cash outflows and $40.1 million of non-cash charges.

During the second quarter of fiscal 2011, we recognized the following pre-tax charges in our consolidated statement of earnings for the 2010 plan:

	Consumer
	Foods	Corporate	Total
Accelerated depreciation	$3.5	$—	$3.5

Total cost of goods sold	3.5	—	3.5

Severance and related costs	0.3	—	0.3
Other, net	0.9	—	0.9

Total selling, general and administrative expenses	1.2	—	1.2

Consolidated total	$4.7	$—	$4.7

During the first half of fiscal 2011, we recognized the following pre-tax charges in our consolidated statement of earnings for the 2010 plan:

	Consumer
	Foods	Corporate	Total
Accelerated depreciation	$6.9	$—	$6.9

Total cost of goods sold	6.9	—	6.9

Severance and related costs	0.8	—	0.8
Other, net	4.9	0.1	5.0

Total selling, general and administrative expenses	5.7	0.1	5.8

Consolidated total	$12.6	$0.1	$12.7

We recognized the following cumulative (plan inception to November 28, 2010) pre-tax charges related to the 2010 plan in our consolidated statement of earnings:

	Consumer
	Foods	Corporate	Total
Accelerated depreciation	$10.2	$—	$10.2

Total cost of goods sold	10.2	—	10.2

Asset impairment	16.5	—	16.5
Severance and related costs	14.9	—	14.9
Other, net	6.6	3.6	10.2

Total selling, general and administrative expenses	38.0	3.6	41.6

Consolidated total	$48.2	$3.6	$51.8

Liabilities recorded for the various initiatives and changes therein for the second quarter of fiscal 2011 under the 2010 plan were as follows:

	Balance at	Costs Incurred			Balance at
	August 29,	and Charged	Costs Paid	Changes in	November 28,
	2010	to Expense	or Otherwise Settled	Estimates	2010
Severance and related costs	$13.1	$0.3	$(1.8)	$—	$11.6
Plan implementation costs	1.1	0.9	(1.2)	—	0.8
Other costs	3.0	—	—	—	3.0

Total	$17.2	$1.2	$(3.0)	$—	$15.4

13. INCOME TAXES
Our income tax expense from continuing operations for the second quarter of fiscal 2011 and 2010 was $101.4 million and $114.1 million, respectively. Income tax expense from continuing operations for the first half of fiscal 2011 and 2010 was $168.4 million and $202.9 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) from continuing operations was approximately 34% and 33% for the second quarter and first half of fiscal 2011, respectively, and 32% and 34% for the second quarter and first half of fiscal 2010, respectively. The effective tax rates for the second quarter and first half of fiscal 2010 reflected a benefit of approximately 3% and 1%, respectively, from certain income tax credits and deductions identified in this period related to prior periods.
The amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $58.7 million as of November 28, 2010 and $53.4 million as of May 30, 2010. Included in the balance was $3.8 million as of November 28, 2010 and $4.6 million as of May 30, 2010 for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. Any associated interest and penalties imposed would affect the tax rate. The gross unrecognized tax benefits excluded related liabilities for gross interest and penalties of $14.7 million and $14.8 million as of November 28, 2010 and May 30, 2010, respectively.
The net amount of unrecognized tax benefits at November 28, 2010 and May 30, 2010 that, if recognized, would impact the Company’s effective tax rate was $36.7 million and $32.6 million, respectively. Recognition of these tax benefits would have a favorable impact on the Company’s effective tax rate.
We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by $0 to $5 million over the next twelve months due to various federal, state, and foreign audit settlements and the expiration of statutes of limitations.
14. CONTINGENCIES
In fiscal 1991, we acquired Beatrice Company (“Beatrice”). As a result of the acquisition and the significant pre-acquisition contingencies of the Beatrice businesses and its former subsidiaries, our consolidated post-acquisition financial statements reflect liabilities associated with the estimated resolution of these contingencies. These include various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by us. The litigation includes suits against a number of lead paint and pigment manufacturers, including ConAgra Grocery Products and the Company as alleged successors to W. P. Fuller Co., a lead paint and pigment manufacturer owned and operated by Beatrice until 1967. Although decisions favorable to us have been rendered in Rhode Island, New Jersey, Wisconsin, and Ohio, we remain a defendant in active suits in Illinois and California. The Illinois suit seeks class-wide relief in the form of medical monitoring for elevated levels of lead in blood. In California, a number of cities and counties joined in a consolidated action seeking abatement of the alleged public nuisance.
The environmental proceedings include litigation and administrative proceedings involving Beatrice’s status as a potentially responsible party at 36 Superfund, proposed Superfund, or state-equivalent sites; these sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. Beatrice has paid or is in the process of paying its liability share at 33 of these sites. Reserves for these matters have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The reserves for Beatrice environmental matters totaled $70.2 million as of November 28, 2010, a majority of which relates to the Superfund and state-equivalent sites referenced above. We expect expenditures for Beatrice environmental matters to continue for up to 20 years.
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
We guarantee certain leases and other commercial obligations resulting from the divestiture of our fresh beef and pork operations. The remaining terms of these arrangements do not exceed five years and the maximum amount of future payments we have guaranteed was $14.7 million as of November 28, 2010.
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
We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At November 28, 2010, the amount of supplier loans we have effectively guaranteed was $6.8 million. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.
We are a party to various agreements with an onion processing company. We have guaranteed, under certain conditions, repayment of a portion of the loan held by this supplier for its onion processing related operations. At November 28, 2010, the amount of our guarantee was $25.0 million. In the event of default on this loan by the supplier, we have the contractual right to purchase the loan from the lender, thereby giving us secured rights to the underlying collateral. We have not established a liability in connection with this guarantee, as we believe the likelihood of financial exposure to us under this guarantee is remote.
Federal income tax credits were generated related to our sweet potato production facility in Delhi, Louisiana. Third parties invested in certain of these income tax credits. We have guaranteed these third parties the face value of these income tax credits over their statutory lives, a period of seven years, in the event that the income tax credits are recaptured or reduced. The face value of the income tax credits was $21.2 million as of November 28, 2010. We believe the likelihood of the recapture or reduction of the income tax credits is remote, and therefore we have not established a liability in connection with this guarantee.
We are a party to a number of lawsuits and claims arising out of the operation of our business, including lawsuits and claims related to the February 2007 recall of our peanut butter products and litigation we initiated against an insurance carrier to recover our settlement expenditures and defense costs. We recognized a charge of $24.8 million during the third quarter of fiscal 2009 in connection with the disputed coverage with this insurance carrier. During the second quarter of fiscal 2010, a Delaware state court rendered a decision on certain matters in our claim for the disputed coverage favorable to the insurance carrier. We have appealed this decision and continue to pursue this matter vigorously.
In June 2009, an accidental explosion occurred at our manufacturing facility in Garner, North Carolina. See Note 6 for information related to this matter.
We are a party to several lawsuits concerning the use of diacetyl, a butter flavoring ingredient that was added to our microwave popcorn until late 2007. The cases are primarily consumer personal injury suits claiming respiratory illness allegedly due to exposures to vapors from microwaving popcorn. Another case involved a putative class action contending that our packaging information with respect to diacetyl is false and misleading. Through the second quarter of fiscal 2011, we have received a favorable verdict, summary judgment ruling, and two dismissals in connection with these suits, and the class action motion in the packaging suit was denied. The verdict and the favorable summary judgment ruling have been appealed. We do not believe these cases possess merit and continue to vigorously defend them.
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

Components of pension benefit and other postretirement benefit costs included:

	Pension Benefits
	Thirteen weeks ended		Twenty-six weeks ended
	November 28,	November 29,	November 28,	November 29,
	2010	2009	2010	2009
Service cost	$14.9	$12.5	$29.8	$25.0
Interest cost	36.9	37.0	73.8	74.0
Expected return on plan assets	(43.3)	(40.3)	(86.6)	(80.6)
Amortization of prior service cost	0.8	0.8	1.6	1.6
Settlement cost	—	1.9	—	1.9
Curtailment loss	—	—	1.3	—
Recognized net actuarial loss	4.1	1.0	8.2	1.9

Benefit cost — Company plans	13.4	12.9	28.1	23.8
Pension benefit cost — multi-employer plans	2.6	3.1	5.1	5.6

Total benefit cost	$16.0	$16.0	$33.2	$29.4

	Postretirement Benefits
	Thirteen weeks ended		Twenty-six weeks ended
	November 28,	November 29,	November 28,	November 29,
	2010	2009	2010	2009
Service cost	$0.2	$0.1	$0.3	$0.2
Interest cost	4.0	4.5	8.1	9.0
Expected return on plan assets	—	(0.1)	(0.1)	(0.2)
Amortization of prior service cost	(2.3)	(2.3)	(4.7)	(4.7)
Recognized net actuarial loss	1.1	—	2.3	—

Total cost — Company plans	$3.0	$2.2	$5.9	$4.3

During the second quarter and first half of fiscal 2011, we contributed $1.9 million and $112.0 million, respectively, to our pension plans and contributed $7.4 million and $14.6 million, respectively, to our other postretirement plans. Based upon the current funded status of the plans and the current interest rate environment, we anticipate making further contributions of $10.0 million to our pension plans for the remainder of fiscal 2011. We anticipate making further contributions of $17.4 million to our other postretirement plans during the remainder of fiscal 2011. These estimates are based on current tax laws, plan asset performance, and liability assumptions, all of which are subject to change.
16. LONG-TERM DEBT
During the second quarter of fiscal 2011, we repaid the entire principal balance of $248.0 million of our 7.875% senior notes, which were due September 15, 2010.
We consolidate the financial statements of Lamb Weston BSW. In the first quarter of fiscal 2011, we repaid $35.4 million of bank borrowings by our Lamb Weston BSW potato processing venture.
Net interest expense consisted of:

	Thirteen weeks ended		Twenty-six weeks ended
	November 28,	November 29,	November 28,	November 29,
	2010	2009	2010	2009
Long-term debt	$56.3	$63.9	$116.6	$128.5
Short-term debt	—	—	0.1	—
Interest income	(19.4)	(20.6)	(38.8)	(40.9)
Interest capitalized	(3.2)	(2.8)	(6.9)	(5.7)

	$33.7	$40.5	$71.0	$81.9

Our net interest expense for the second quarter and first half of fiscal 2011 was reduced by $3.9 million and $8.3 million, respectively, due to the impact of the interest rate swap contracts entered into in the fourth quarter of fiscal 2010. The interest rate swaps effectively changed our interest rates on the senior long-term debt instruments maturing in fiscal 2012 and 2015 from fixed to variable. See Note 8 for further discussion on these derivative instruments.

17. STOCKHOLDERS’ EQUITY
We have repurchased shares of our common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board of Directors. In February 2010, our Board of Directors approved a $500 million share repurchase program with no expiration date. We repurchased approximately 8.8 million shares of our common stock for $200 million under this program in the first half of fiscal 2011. Upon receipt of payment for the final two outstanding tranches of the Notes from the purchaser of the trading and merchandising business, on December 6, 2010 (subsequent to the end of the second fiscal quarter), our Board of Directors increased our share repurchase authorization by the amount of the payment, which was $554.2 million. See Note 4 for further information on the Notes.
The following table presents a reconciliation of our stockholders’ equity accounts for the twenty-six weeks ended November 28, 2010:

	ConAgra Foods, Inc. Stockholders’ Equity
					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Total
	Shares	Stock	Capital	Earnings	Income (Loss)	Stock	Interests	Equity
Balance at May 30, 2010	567.9	$2,839.7	$897.5	$4,417.1	$(285.3)	$(2,945.1)	$5.0	$4,928.9

Stock option and incentive plans			(3.4)	(0.2)		48.0		44.4
Currency translation adjustment					18.0			18.0
Repurchase of common shares						(200.0)		(200.0)
Derivative adjustment, net of reclassification adjustment					0.1			0.1
Activities of noncontrolling interests			(2.3)					(2.3)
Pension and postretirement healthcare benefits					3.3			3.3
Dividends declared on common stock; $0.43 per share				(188.0)				(188.0)
Net income attributable to ConAgra Foods, Inc.				347.3				347.3

Balance at November 28, 2010	567.9	$2,839.7	$891.8	$4,576.2	$(263.9)	$(3,097.1)	$5.0	$4,951.7

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
Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities,
Level 2 — Observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets, and
Level 3 — Unobservable inputs reflecting our own assumptions and best estimate of what inputs market participants would use in pricing the asset or liability.

The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of November 28, 2010:

	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets	$14.0	$35.4	$—	$49.4
Available-for-sale securities	1.7	—	—	1.7
Deferred compensation assets	7.1	—	—	7.1

Total assets	$22.8	$35.4	$—	$58.2

Liabilities:
Derivative liabilities	$0.3	$40.2	$—	$40.5
Deferred compensation liabilities	27.3	—	—	27.3

Total liabilities	$27.6	$40.2	$—	$67.8

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
The carrying amount of long-term debt (including current installments) was $3.2 billion as of November 28, 2010. Based on current market rates provided primarily by outside investment bankers, the fair value of this debt at November 28, 2010 was estimated at $3.7 billion.
19. BUSINESS SEGMENTS AND RELATED INFORMATION
We report our operations in two reporting segments: Consumer Foods and Commercial Foods. The Consumer Foods reporting segment includes branded, private label, and customized food products, which are sold in various retail and foodservice channels, principally in North America. The products include a variety of categories (e.g., meals, entrees, condiments, sides, snacks, and desserts) across frozen, refrigerated, and shelf-stable temperature classes. The Commercial Foods reporting segment includes commercially branded foods and ingredients, which are sold principally to foodservice, food manufacturing, and industrial customers. The Commercial Foods segment’s primary products include: specialty potato products, milled grain ingredients, a variety of vegetable products, seasonings, blends, and flavors which are sold under brands such as Lamb Weston®, ConAgra Mills®, and Spicetec Flavors & SeasoningsTM.

Intersegment sales have been recorded at amounts approximating market. Operating profit for each of the segments is based on net sales less all identifiable operating expenses. General corporate expense, net interest expense, and income taxes have been excluded from segment operations.

	Thirteen weeks ended		Twenty-six weeks ended
	November 28,	November 29,	November 28,	November 29,
	2010	2009	2010	2009
Net sales
Consumer Foods	$2,104.2	$2,078.1	$3,928.4	$3,938.2
Commercial Foods	1,056.9	1,022.0	2,050.3	2,048.2

Total net sales	$3,161.1	$3,100.1	$5,978.7	$5,986.4

Operating profit
Consumer Foods	$283.9	$330.0	$497.9	$579.9
Commercial Foods	126.3	151.0	238.1	285.1

Total operating profit	$410.2	$481.0	$736.0	$865.0

Equity method investment earnings
Consumer Foods	$1.3	$1.6	$2.4	$2.2
Commercial Foods	3.3	4.3	8.4	12.6

Total equity method investment earnings	$4.6	$5.9	$10.8	$14.8

Operating profit plus equity method investment earnings
Consumer Foods	$285.2	$331.6	$500.3	$582.1
Commercial Foods	129.6	155.3	246.5	297.7

Total operating profit plus equity method investment earnings	$414.8	$486.9	$746.8	$879.8

General corporate expenses	$78.5	$94.5	$162.5	$194.2
Interest expense, net	33.7	40.5	71.0	81.9
Income tax expense	101.4	114.1	168.4	202.9

Income from continuing operations	$201.2	$237.8	$344.9	$400.8
Less: Income (loss) attributable to noncontrolling interests	0.9	(0.5)	0.8	(1.2)

Income from continuing operations attributable to ConAgra Foods, Inc.	$200.3	$238.3	$344.1	$402.0

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
The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and currency risk of our foreign operations under this methodology:

	Thirteen weeks ended		Twenty-six weeks ended
	November 28,	November 29,	November 28,	November 29,
	2010	2009	2010	2009
Net derivative gains (losses) incurred	$6.6	$2.0	$(1.2)	$(14.6)
Less: Net derivative losses allocated to reporting segments	(2.5)	(3.8)	(4.5)	(13.5)

Net derivative gains (losses) recognized in general corporate expenses	$9.1	$5.8	$3.3	$(1.1)

Net derivative losses allocated to Consumer Foods	$(1.9)	$(2.9)	$(3.7)	$(8.8)
Net derivative losses allocated to Commercial Foods	(0.6)	(0.9)	(0.8)	(4.7)

Net derivative losses included in segment operating profit	$(2.5)	$(3.8)	$(4.5)	$(13.5)

Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify gains of $1.9 million and losses of $1.5 million to segment operating results in the second half of fiscal 2011 and 2012 and thereafter, respectively. Amounts allocated, or to be allocated, to segment operating results during fiscal 2011 and thereafter include $2.9 million of losses incurred prior to fiscal 2011, which had not been allocated to segment operating results.
Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 18% of consolidated net sales in both the second quarter and first half of fiscal 2011, and 18% of consolidated net sales in both the second quarter and first half of fiscal 2010, primarily in the Consumer Foods segment.
Wal-Mart Stores, Inc. and its affiliates accounted for approximately 16% of consolidated net receivables as of November 28, 2010 and May 30, 2010, primarily in the Consumer Foods segment.

ConAgra Foods, Inc. and Subsidiaries
Part I — Financial Information
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current views and assumptions of future events and financial performance and are subject to uncertainty and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These factors include, among other things: availability and prices of raw materials; the impact of the accident at the Garner, North Carolina manufacturing facility, including the ultimate costs incurred and the amounts received under insurance policies; the effectiveness of our product pricing, including any pricing actions and promotional changes; future economic circumstances; industry conditions; our ability to execute our operating plans; the success of our innovation, marketing, and cost savings initiatives; the amount and timing of repurchases of our common stock, if any; the competitive environment and related market conditions; operating efficiencies; the ultimate impact of our product recalls; access to capital; actions of governments and regulatory factors affecting our businesses, including the Patient Protection and Affordable Care Act; and other risks described in our reports filed with the Securities and Exchange Commission. We caution readers not to place undue reliance on any forward-looking statements included in this report which speak only as of the date of this report.
The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements, related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended May 30, 2010. Results for the thirteen and twenty-six week periods ended November 28, 2010 are not necessarily indicative of results that may be attained in the future.
Fiscal 2011 Second Quarter Executive Overview
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
Our diluted earnings per share in the second quarter of fiscal 2011 were $0.45. Diluted earnings per share in the second quarter of fiscal 2010 were $0.54 (including earnings of $0.53 per diluted share from continuing operations and $0.01 per diluted share from discontinued operations). Diluted earnings per share were $0.78 (including $0.77 per diluted share from continuing operations and $0.01 per diluted share from discontinued operations) and $0.91 (including earnings of $0.90 per diluted share from continuing operations and $0.01 per diluted share from discontinued operations), in the first half of fiscal 2011 and 2010, respectively. Several significant items affect the comparability of year-over-year results of continuing operations (see “Items Impacting Comparability” below).
Items Impacting Comparability
Segment presentation of gains and losses from derivatives used for economic hedging of anticipated commodity input costs and economic hedging of foreign currency exchange rate risks of anticipated transactions is discussed in the segment review below.
Results for the second quarter and first half of fiscal 2011 include charges totaling $5 million ($3 million after-tax) and $13 million ($8 million after-tax), respectively, for restructuring costs incurred. Restructuring charges for the second quarter and first half of fiscal 2010 were immaterial.
Acquisitions
In the first quarter of fiscal 2011, we acquired the assets of American Pie, LLC (“American Pie”) a manufacturer of frozen fruit pies, thaw and serve pies, fruit cobblers, and pie crusts under the licensed Marie Callender’s® and Claim Jumper® trade names, as well as frozen dinners, pot pies, and appetizers under the Claim Jumper® trade name. We paid $131 million in cash plus assumed liabilities for this business.
During the fourth quarter of fiscal 2010, we completed the acquisition of Elan Nutrition, Inc., a privately held formulator and manufacturer of private label snack and nutrition bars, for $103 million in cash plus assumed liabilities.
Divestiture of Gilroy Dehydrated Vegetable Business
In July 2010, we completed the sale of substantially all of the assets of Gilroy Foods & Flavors™ dehydrated garlic, onion, capsicum and Controlled Moisture™, GardenFrost®, Redi-Made™, and fresh vegetable operations for $246 million in cash. We reflected the results of these operations as discontinued operations for all periods presented.
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
We recognized charges totaling $8 million and $45 million ($4 million and $34 million in selling, general and administrative expenses, respectively, and $4 million and $11 million in cost of goods sold, respectively) in the second quarter and first half of fiscal 2010, respectively, in connection with the Garner accident. These amounts exclude lost profits from the interruption of the business. We also recognized insurance recoveries of $7 million and $41 million in selling, general and administrative expenses in the second quarter and first half of fiscal 2010, respectively. The costs incurred and insurance recoveries recognized in the second quarter and first half of fiscal 2011 were not material.
Through November 28, 2010, we had received payment advances from the insurers of $109 million for our initial insurance claims for this matter, $60 million of which has been recognized as a reduction to selling, general and administrative expenses (primarily in fiscal 2010), largely offsetting the cumulative charges of $64 million recognized to date in connection with the Garner accident. The deferred balance of $49 million is classified as other accrued liabilities within our consolidated balance sheet as of November 28, 2010. We anticipate final settlement of the claim will occur in fiscal 2011. Based on management’s current assessment of production options, the expected level of insurance proceeds, and the estimated potential amount of losses and impact on the Slim Jim® brand, we do not believe that the Garner accident will have a material adverse effect on our results of operations, financial condition, or liquidity. We expect Slim Jim® profitability to reach pre-accident levels by fiscal 2012.
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
In May 2010, we made a decision to move certain administrative functions from Edina, Minnesota, to Naperville, Illinois. We completed the transition of these functions in the first half of fiscal 2011. This plan, together with the plan to move production of our meat snacks from Garner, North Carolina to Troy, Ohio, are collectively referred to as the 2010 restructuring plan (“2010 plan”). In connection with the 2010 plan, we expect to incur pre-tax cash and non-cash charges for asset impairments, accelerated depreciation, severance, relocation, and site closure costs of $70 million (of which $52 million have been incurred to date). Included in these estimates are $30 million of charges that have resulted or will result in cash outflows and $40 million of non-cash charges. In the second quarter and first half of fiscal 2011, we recognized charges of $5 million and $13 million, respectively, in relation to these plans.

Sweet Potato Investment
In the second quarter of fiscal 2011, we began operations at our new, state-of-the-art processing plant near Delhi, Louisiana, designed primarily to process high-quality sweet potatoes from the region into fries and related products.
Segment Review
We report our operations in two reporting segments: Consumer Foods and Commercial Foods.
Consumer Foods
The Consumer Foods reporting segment includes branded and private label food products that are sold in various retail and foodservice channels, principally in North America. The products include a variety of categories (e.g., meals, entrees, condiments, sides, snacks, and desserts) across frozen, refrigerated, and shelf-stable temperature classes.
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
As discussed above, we reflected the results of the Gilroy Foods & FlavorsTM operations as discontinued operations for all periods presented. The assets and liabilities of the divested Gilroy Foods & FlavorsTM dehydrated vegetable business have been classified as assets and liabilities held for sale within our consolidated balance sheet for the period prior to divestiture.
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
The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and currency risk of our foreign operations, under this methodology:

	Thirteen weeks ended		Twenty-six weeks ended
	November 28,	November 29,	November 28,	November 29,
($ in millions)	2010	2009	2010	2009
Net derivative gains (losses) incurred	$6.6	$2.0	$(1.2)	$(14.6)
Less: Net derivative losses allocated to reporting segments	(2.5)	(3.8)	(4.5)	(13.5)

Net derivative gains (losses) recognized in general corporate expenses	$9.1	$5.8	$3.3	$(1.1)

Net derivative losses allocated to Consumer Foods	$(1.9)	$(2.9)	$(3.7)	$(8.8)
Net derivative losses allocated to Commercial Foods	(0.6)	(0.9)	(0.8)	(4.7)

Net derivative losses included in segment operating profit	$(2.5)	$(3.8)	$(4.5)	$(13.5)

Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify gains of $2 million and losses of $2 million to segment operating results in the second half of fiscal 2011 and 2012 and thereafter, respectively. Amounts allocated, or to be allocated, to segment operating results during fiscal 2011 and thereafter include $3 million of losses incurred prior to fiscal 2011, which had not been allocated to segment operating results.
Net Sales

	Net Sales
	Thirteen weeks ended			Twenty-six weeks ended
($ in millions)	November 28,	November 29,	% Inc	November 28,	November 29,	% Inc
Reporting Segment	2010	2009	(Dec)	2010	2009	(Dec)
Consumer Foods	$2,104	$2,078	1%	$3,929	$3,938	—%
Commercial Foods	1,057	1,022	3%	2,050	2,048	—%

Total	$3,161	$3,100	2%	$5,979	$5,986	—%

Net sales for the second quarter of fiscal 2011 were $3.16 billion, an increase of $61 million, or 2%, from the second quarter of fiscal 2010. Net sales for the first half of fiscal 2011 were $5.98 billion, a decrease of $8 million, or essentially unchanged from the first half of fiscal 2010.
Consumer Foods net sales for the second quarter of fiscal 2011 were $2.10 billion, an increase of $26 million, or 1%, compared to the second quarter of fiscal 2010. Results reflected increased volume of 1% (excluding the impact of acquisitions and divestitures) and a 3% benefit from acquisitions (net of divestitures), which were offset by a 3% decline due to net pricing and mix. Consumer Foods net sales for the first half of fiscal 2011 were $3.93 billion, a decrease of $9 million, or essentially unchanged compared to the first half of fiscal 2010. Net sales reflected a 2% increase in net sales from businesses acquired (net of divestitures), essentially flat volume from existing businesses, and a reduction of approximately 2% from net pricing and mix. Sales results in the second quarter and first half of fiscal 2011 reflected difficult category conditions and a very competitive environment, which necessitated increased promotional spending. Consumer response to promotions was weaker than expected. Volumes were negatively impacted by approximately 1% in the second quarter and first half of fiscal 2010, due to the limited supply of certain Slim Jim® products as a result of the Garner accident. The effect of foreign currency exchange rates did not have a significant impact on net sales for any of the periods presented.
Sales of products associated with some of our most significant brands, including Healthy Choice®, Marie Callender’s®, PAM®, Ro*Tel®, Slim Jim®, and Wesson® grew in the second quarter of fiscal 2011, as compared to the second quarter of fiscal 2010. Sales of Slim Jim® meat snack products increased by 10% and 49% in the second quarter and first half of fiscal 2011, respectively, as compared to the comparable periods of fiscal 2010, due, in part, to the recovery from lost production capacity caused by the Garner accident during the first quarter of fiscal 2010. Significant brands whose products experienced sales declines in the second quarter of fiscal 2011 include ACT II®, Banquet®, Blue Bonnet®, Chef Boyardee®, Egg Beaters®, Hebrew National®, Hunt’s®, Kid Cuisine®, Libby’s®, Orville Redenbacher’s®, Peter Pan®, Snack Pack®, Swiss Miss®, and Van Camp’s®.

Commercial Foods net sales were $1.06 billion for the second quarter of fiscal 2011, an increase of $35 million, or 3%, compared to the second quarter of fiscal 2010. Commercial Foods net sales were $2.05 billion for the first half of fiscal 2011, essentially unchanged compared to the first half of fiscal 2010. Results in the second quarter of fiscal 2011 reflected the pass-through of $16 million of higher wheat prices by the segment’s flour milling operations and increased volume of approximately 5% in the segment’s Lamb Weston specialty potato operations, partially offset by reduced pricing of specialty potato products. Results in the first half of fiscal 2011 reflected the pass-through of lower wheat prices by the flour milling business (largely in the first quarter), resulting in a reduction of net sales of $22 million. Results also reflected higher sales volumes of approximately 4% in our Lamb Weston specialty potato products business, partially offset by reduced net sales prices.
Selling, General and Administrative Expenses (Includes general corporate expenses)
Selling, general and administrative expenses totaled $428 million for the second quarter of fiscal 2011, a decrease of $28 million, or 6%, as compared to the second quarter of fiscal 2010. Selling, general and administrative expenses for the second quarter of fiscal 2011 reflected the following:
•	a decrease in incentive compensation expense of $42 million,
•	losses totaling $12 million resulting from a hedge of the fair value of a portion of our outstanding debt and economic hedges of the foreign currency risk of certain financial assets,
•	an increase in salaries and wages of $5 million, and
•	a decrease in advertising and promotion expenses of $7 million.
Selling, general and administrative expenses for the second quarter of fiscal 2010 included a net benefit of $4 million associated with the Garner accident. Specifically, insurance recoveries more than offset related charges as insurance recoveries are recognized entirely as a reduction to selling, general and administrative expenses, while related charges are classified within both cost of goods sold and selling, general and administrative expenses.
Selling, general and administrative expenses totaled $838 million for the first half of fiscal 2011, a decrease of $40 million, or 5%, as compared to the first half of fiscal 2010. Selling, general and administrative expenses for the first half of fiscal 2011 included the following:
•	a decrease in incentive compensation expense of $61 million,
•	an increase in salaries and wages of $12 million,
•	a decrease in advertising and promotion expenses of $13 million,
•	losses totaling $8 million resulting from a hedge of the fair value of a portion of our outstanding debt and economic hedges of the foreign currency risk of certain financial assets,
•	an increase in the cost of self-insurance of employee health care of $7 million,
•	a decrease in stock compensation expense of $5 million, and
•	charges of $6 million related to the execution of our restructuring plans.
Selling, general and administrative expenses in the first half of fiscal 2010 included a net benefit of $7 million, associated with the Garner accident. Specifically, insurance recoveries more than offset related charges as insurance recoveries are recognized entirely as a reduction to selling, general and administrative expenses, while related charges are classified within both cost of goods sold and selling, general and administrative expenses.

Operating Profit (Earnings before general corporate expenses, interest expense, net, income taxes, and equity method investment earnings)

	Operating Profit
	Thirteen weeks ended			Twenty-six weeks ended
($ in millions)	November 28,	November 29,	% Inc	November 28,	November 29,	% Inc
Reporting Segment	2010	2009	(Dec)	2010	2009	(Dec)
Consumer Foods	$284	$330	(14)%	$498	$580	(14)%
Commercial Foods	126	151	(16)%	238	285	(16)%
Consumer Foods operating profit for the second quarter of fiscal 2011 was $284 million, a decrease of $46 million, or 14%, compared to the second quarter of fiscal 2010. Gross profits were $59 million lower for the second quarter of fiscal 2011 than for the second quarter of fiscal 2010, driven by the impact of higher production costs (particularly for proteins and fuel) and lower sales prices (discussed in Net Sales, above), partially offset by the benefit of supply chain cost savings initiatives. Consumer Foods selling, general and administrative expenses were lower in the second quarter of fiscal 2011 than in the second quarter of fiscal 2010 due to a $14 million decrease in incentive compensation expenses and an $11 million decrease in advertising and promotion expenses. The Consumer Foods segment incurred costs of $5 million in connection with the restructuring plans in the second quarter of fiscal 2011. The weakening of the U.S. dollar relative to foreign currencies resulted in an increase of operating profit of $5 million in the second quarter of fiscal 2011 as compared to the second quarter of fiscal 2010.
Consumer Foods operating profit for the first half of fiscal 2011 was $498 million, a decrease of $82 million, or 14%, compared to the first half of fiscal 2010. Gross profits were $92 million lower in the first half of fiscal 2011 than in the first half of fiscal 2010 driven by the impact of higher input costs and lower sales prices, discussed above, partially offset by the supply chain cost savings initiatives. Consumer Foods selling, general and administrative expenses were lower in the first half of fiscal 2011 than in the first half of fiscal 2010, reflecting a $19 million decrease in incentive compensation expenses and a $17 million decrease in advertising and promotion expenses. The Consumer Foods segment incurred costs of $13 million in connection with our restructuring plans in the first half of fiscal 2011. The Garner accident in June 2009 resulted in charges totaling $8 million and $45 million for the impairment of property, plant and equipment, inventory write-offs, workers’ compensation, site clean-up, and other related costs in the second quarter and first half of fiscal 2010, respectively. The impact of these charges was partially offset by insurance recoveries of $7 million and $41 million in the second quarter and first half of fiscal 2010, respectively, for the involuntary conversion of assets. Gross profits from Slim Jim® branded products were $21 million and $9 million in the first half of fiscal 2011 and 2010, respectively, reflecting the impact of the accident and the subsequent recovery of sales volumes. The weakening of the U.S. dollar relative to foreign currencies resulted in an increase of operating profit of $15 million in the first half of fiscal 2011, as compared to the first half of fiscal 2010.
For the second quarter of fiscal 2011, operating profit for the Commercial Foods segment was $126 million, a decrease of $25 million, or 16%, from the second quarter of fiscal 2010. Gross profits in the Commercial Foods segment were $26 million lower in the second quarter of fiscal 2011 than in the second quarter of fiscal 2010, driven by higher production costs in our specialty potato operations as a result of poor quality potatoes from the prior year crop, as well as lower selling prices. Lower gross profits were partially offset by lower incentive compensation expenses.
For the first half of fiscal 2011, operating profit for the Commercial Foods segment was $238 million, a decrease of $47 million, or 16%, largely driven by lower gross profit in the specialty potato operations due to the higher costs resulting from a poor quality potato crop. Lower gross profits were partially offset by lower incentive compensation expenses.
Interest Expense, Net
Net interest expense was $34 million and $41 million for the second quarter of fiscal 2011 and 2010, respectively. The decrease reflected a net benefit of $4 million from interest rate swaps used to hedge the fair value of certain of our outstanding debt instruments (effectively converting fixed interest rate debt to variable interest rate debt) and the benefit of the repayment of $248 million of debt in September 2010. Included in net interest expense was $19 million and $20 million of interest income in the second quarter of fiscal 2011 and 2010, respectively, principally from the payment-in-kind notes (the “Notes”) received in connection with the disposition of the trading and merchandising business in June 2008.
Net interest expense was $71 million and $82 million for the first half of fiscal 2011 and 2010, respectively. The decrease reflected a net benefit of $8 million from interest rate swaps used to hedge the fair value of certain of our outstanding debt instruments. Included in net interest expense was $38 million and $40 million of interest income in the first half of fiscal 2011 and 2010, respectively, principally from the Notes received in connection with the disposition of the trading and merchandising business in June 2008.

During the fourth quarter of fiscal 2010, we received $115 million as payment in full of all principal and interest due on a portion of the Notes, in advance of the scheduled maturity date. On December 6, 2010, subsequent to the second quarter of fiscal 2011, we received $554 million as payment in full of all principal and interest due on the remaining Notes, in advance of the scheduled maturity dates. As a result, we will recognize a gain of $25 million in the third quarter of fiscal 2011. We expect net interest expense to be significantly higher for the remainder of fiscal 2011, reflecting lower interest income.
Income Taxes
In the second quarter of fiscal 2011 and 2010, our income tax expense was $101 million and $114 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately 34% and 32% for the second quarters of fiscal 2011 and 2010, respectively. In the first half of fiscal 2011 and 2010, our income tax expense was $168 million and $203 million, respectively. The effective tax rate was approximately 33% and 34% for the first half of fiscal 2011 and 2010, respectively. The income tax expense for the second quarter and first half of fiscal 2011 reflected the impact of lower effective state income tax rates, a higher domestic manufacturing deduction, and various changes in estimates. Effective tax rates for the second quarter and first half of fiscal 2010 reflected the benefit of certain income tax credits and deductions identified in this period that related to prior periods. We expect our continuing operations effective tax rate for the full fiscal year 2011 to be approximately 34%.
Equity Method Investment Earnings
Equity method investment earnings were $5 million and $6 million for the second quarter of fiscal 2011 and 2010, respectively, while equity method investment earnings were $11 million and $15 million for the first half of fiscal 2011 and 2010, respectively. Decreased equity method investment earnings were the result of less profitable operations of potato processing ventures, due to lower sales prices and higher commodity input prices.
Discontinued Operations
Our discontinued operations generated after-tax income of $1 million in the second quarter of fiscal 2011 and 2010, and after-tax income of $3 million and $4 million in the first half of fiscal 2011 and 2010, respectively. Operating results from discontinued operations for the second quarter and first half of fiscal 2011 include the impact of a favorable resolution of a foreign tax matter relating to a discontinued business. Losses in the second quarter and first half of fiscal 2010 reflected charges related to certain legal and environmental matters of divested businesses.
Earnings Per Share
Our diluted earnings per share in the second quarter of fiscal 2011 were $0.45. Diluted earnings per share in the second quarter of fiscal 2010 were $0.54 (including earnings of $0.53 per diluted share from continuing operations and $0.01 per diluted share from discontinued operations). Diluted earnings per share were $0.78 (including $0.77 per diluted share from continuing operations and $0.01 per diluted share from discontinued operations) and $0.91 (including earnings of $0.90 per diluted share from continuing operations and $0.01 per diluted share from discontinued operations), in the first half of fiscal 2011 and 2010, respectively.
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
At November 28, 2010, we had a $1.5 billion revolving credit facility with a syndicate of financial institutions, which matures in December 2011. The facility has historically been used principally as a back-up facility for our commercial paper program. As of November 28, 2010, there were no outstanding borrowings under the facility. We did not draw upon this facility or the commercial paper program during the first half of fiscal 2011. Borrowings under the facility bear interest at or below prime rate and may be prepaid without penalty. The facility requires that our consolidated funded debt not exceed 65% of our consolidated capital base, and that our fixed charges coverage ratio be greater than 1.75 to 1.0. As of November 28, 2010, we were in compliance with these financial covenants.
As of the end of the second quarter of fiscal 2011, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the revolving credit facility, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult.
In connection with the divestiture of the trading and merchandising operations in fiscal 2009, we received $550 million (face value) of the Notes issued by the purchaser of the divested business. During the fourth quarter of fiscal 2010, we received $115 million as payment in full of all principal and interest due on a portion of the Notes, in advance of the scheduled maturity date. On December 6, 2010, subsequent to the second quarter of fiscal 2011, we received $554 million as payment in full of all principal and interest due on the remaining Notes, in advance of the scheduled maturity dates.
We have repurchased our shares of common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board of Directors. In February 2010, our Board of Directors approved a $500 million share repurchase program with no expiration date. We repurchased approximately 4.6 million and 8.8 million shares of our common stock for $100 million and $200 million under this program in the second quarter and first half of fiscal 2011, respectively. Our Board of Directors has increased the company’s share repurchase authorization by the amount of the early repayment of the Notes. The company’s total remaining share repurchase authorization is now $750 million. The company expects to continue repurchasing its shares over the next few fiscal quarters, subject to market conditions. Repurchases may be completed through negotiated transactions or open market purchases.
In July 2010, we completed the sale of substantially all of the assets of Gilroy Foods & Flavors™ dehydrated garlic, onion, capsicum and Controlled Moisture™, GardenFrost®, Redi-Made™, and fresh vegetable operations for $246 million in cash.
On September 15, 2010, we repaid the entire principal balance of $248 million of our 7.875% senior notes, due on that date.
On September 17, 2010, our Board of Directors approved an increase in our quarterly dividend to $0.23 per share from the previous level of $0.20 per share.
Cash Flows
During the first half of fiscal 2011, we used $408 million of cash, which included $319 million generated from operating activities, $87 million used in investing activities, and $644 million used in financing activities.
Cash generated from operating activities of continuing operations totaled $316 million in the first half of fiscal 2011, as compared to $685 million generated in the first half of fiscal 2010, reflecting contributions of $112 million to our pension plans in the first half of fiscal 2011, decreased income from continuing operations, and higher incentive compensation payments paid in the first half of fiscal 2011 (primarily related to fiscal 2010 performance) than in the first half of fiscal 2010 (primarily related to fiscal 2009 performance). Lower cash generated from continuing operations for the first half of fiscal 2011, as compared to the first half of fiscal 2010, also reflected a greater increase in finished goods inventory in our Consumer Foods segment due to the strong fiscal 2010 fourth quarter sales that left finished goods levels at the end of fiscal 2010 significantly lower than those at the end of fiscal 2009. As the inventory growth in the Consumer Foods segment during the first half of fiscal 2011 was primarily related to finished goods inventory, the increase in accounts payable over the same period did not fully offset the inventory increase, due to the length of our finished goods production cycle. Cash generated from operating activities of discontinued operations was $3 million in the first half of fiscal 2011, as compared to cash used in operating activities of $27 million in the first half of fiscal 2010, reflecting increased inventory levels in the Gilroy Foods & Flavors™ business that was sold in July 2010.
Cash used in investing activities from continuing operations totaled $333 million in the first half of fiscal 2011, versus cash used in investing activities of $230 million in the first half of fiscal 2010. Investing activities of continuing operations in the first half of fiscal 2011 consisted primarily of capital expenditures of $211 million and payments totaling $136 million for the acquisition of American Pie and other intangible assets, partially offset by $13 million of insurance proceeds related to the Garner accident. Investing activities of continuing operations in the first half of fiscal 2010 consisted primarily of capital expenditures of $240 million, partially offset by insurance proceeds of $11 million. We generated $246 million of cash from investing activities of discontinued operations in the first half of fiscal 2011 from the disposition of the Gilroy Foods & Flavors™ business in July 2010.
Cash used in financing activities totaled $644 million and $189 million in the first half of fiscal 2011 and 2010, respectively. During the first half of fiscal 2011 and 2010, we paid dividends of $176 million and $169 million, respectively. During the first half of fiscal 2011, we decreased our debt by $289 million, including the repayment of the entire principal balance of $248 million of our 7.875% senior notes on September 15, 2010, due on that date, as well as $35 million of bank borrowings by our Lamb Weston BSW potato processing venture. Also in the first half of fiscal 2011, we repurchased $200 million of our common stock as part of our share repurchase program.
We expect significant additional insurance recoveries related to the Garner accident and have received $109 million to date from insurance carriers, including $24 million received in the first half of fiscal 2011.
We estimate our capital expenditures in fiscal 2011 will be approximately $500 million, which will be partly offset by anticipated insurance proceeds related to the Garner accident.
Management believes that existing cash balances, cash flows from operations, the proceeds from the early repayment of the Notes, existing credit facilities, and access to capital markets will provide sufficient liquidity to meet our working capital needs, planned capital expenditures and share repurchases, and payment of anticipated quarterly dividends for at least the next twelve months.
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
We hold a 50% interest in Lamb Weston RDO, a potato processing venture. We provide all sales and marketing services to Lamb Weston RDO. We receive a fee for these services based on a percentage of the net sales of the venture. We reflect the value of our ownership interest in this venture in other assets, based upon the equity method of accounting. The balance of our investment was $13 million and $14 million at November 28, 2010 and May 30, 2010, respectively, representing our maximum exposure to loss as a result of our involvement with this venture. The capital structure of Lamb Weston RDO includes owners’ equity of $26 million and term borrowings from banks of $45 million as of November 28, 2010. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this venture.
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
Obligations and Commitments
As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as lease agreements, debt agreements, and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as “take-or-pay” contracts). The unconditional purchase obligation arrangements are entered into in our normal course of business in order to ensure adequate levels of sourced product are available. Of these items, debt and capital lease obligations, which totaled $3.3 billion as of November 28, 2010, were recognized as liabilities in our consolidated balance sheet. Operating lease obligations and unconditional purchase obligations, which totaled $827 million as of November 28, 2010, in accordance with generally accepted accounting principles, were not recognized as liabilities in our consolidated balance sheet.
A summary of our contractual obligations as of November 28, 2010 was as follows (including obligations of discontinued operations):

	Payments Due by Period
	(in millions)
		Less than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Years
Long-term debt	$3,238.5	$347.2	$42.6	$578.4	$2,270.3
Capital lease obligations	63.1	5.6	8.8	5.6	43.1
Operating lease obligations	356.0	65.4	106.1	67.3	117.2
Purchase obligations	470.8	438.8	20.8	4.6	6.6

Total	$4,128.4	$857.0	$178.3	$655.9	$2,437.2

We are also contractually obligated to pay interest on our long-term debt and capital lease obligations. The weighted average interest rate of the long-term debt obligations outstanding as of November 28, 2010 was approximately 6.6%.
The purchase obligations noted in the table above do not reflect $524 million of open purchase orders, some of which are not legally binding. These purchase orders are settleable in the ordinary course of business in less than one year.
As part of our ongoing operations, we also enter into arrangements that obligate us to make future cash payments only upon the occurrence of a future event (e.g., guarantees of debt or lease payments of a third party should the third party be unable to perform). In accordance with generally accepted accounting principles, the following commercial commitments are not recognized as liabilities in our consolidated balance sheet. A summary of our commitments, including commitments associated with equity method investments, as of November 28, 2010 was as follows:

	Amount of Commitment Expiration Per Period
	(in millions)
		Less than			After 5
Other Commercial Commitments	Total	1 Year	1-3 Years	3-5 Years	Years
Guarantees	$68.1	$12.4	$10.9	$11.9	$32.9
Other commitments	0.5	0.5	—	—	—

Total	$68.6	$12.9	$10.9	$11.9	$32.9

In certain limited situations, we will guarantee an obligation of an unconsolidated entity. We guarantee certain leases and other commercial obligations resulting from the 2002 divestiture of our fresh beef and pork operations. The remaining terms of these arrangements do not exceed five years and the maximum amount of future payments we have guaranteed was $15 million as of November 28, 2010. We have also guaranteed the performance of the divested business with respect to a hog purchase contract. The hog purchase contract requires the divested fresh beef and pork business to purchase a minimum of approximately 1.2 million hogs annually through 2014. The contract stipulates minimum price commitments, based in part on market prices and, in certain circumstances, also includes price adjustments based on certain inputs.
We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At November 28, 2010, the amount of supplier loans effectively guaranteed by us was $7 million, included in the table above. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.
We are a party to a supply agreement with an onion processing company. We have guaranteed repayment of a loan of this supplier, under certain conditions. At November 28, 2010, the amount of this loan was $25 million, included in the table above. In the event of default on this loan by the supplier, we have the contractual right to purchase the loan from the lender, thereby giving us the rights to underlying collateral. We have not established a liability in connection with this guarantee, as we believe the likelihood of financial exposure to us under this agreement is remote.

The obligations and commitments tables, above, do not include any reserves for income taxes, as we are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes. The liability for gross unrecognized tax benefits at November 28, 2010 was $59 million. The net amount of unrecognized tax benefits at November 28, 2010, that, if recognized, would impact our effective tax rate was $37 million. Recognition of this tax benefit would have a favorable impact on our effective tax rate.
Critical Accounting Estimates
A discussion of our critical accounting estimates can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our annual report on Form 10-K for the fiscal year ended May 30, 2010.
Other Matters
From time to time, we have used the services of a firm whose chief executive officer serves on our Board of Directors. Payments to this firm for environmental and agricultural engineering services performed and structures acquired totaled $0.1 million and $0.2 million in the second quarter and first half of fiscal 2011, respectively, and $0.1 million for both the second quarter and first half of fiscal 2010, respectively.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The principal market risks affecting us are exposures to price fluctuations of commodity and energy inputs, interest rates, and foreign currencies.
Other than the changes noted below, there have been no material changes in our market risk during the twenty-six weeks ended November 28, 2010. For additional information, refer to the “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our annual report on Form 10-K for the fiscal year ended May 30, 2010.
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
Interest Rate Risk
We may use interest rate swaps to manage the effect of interest rate changes on the fair value of our existing debt as well as the forecasted interest payments for the anticipated issuance of debt. During the fourth quarter of fiscal 2010, we entered into interest rate swap contracts used to hedge the fair value of certain of our senior long-term debt. During the second quarter of fiscal 2011, we terminated these interest rate swap contracts.
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
Value-at-Risk (VaR)
We employ various tools to monitor our derivative risk, including value-at-risk (“VaR”) models. We perform simulations using historical data to estimate potential losses in the fair value of current derivative positions. We use price and volatility information for the prior 90 days in the calculation of VaR that is used to monitor our daily risk. The purpose of this measurement is to provide a single view of the potential risk of loss associated with derivative positions at a given point in time based on recent changes in market prices. Our model uses a 95 percent confidence level. Accordingly, in any given one day time period, losses greater than the amounts included in the table, below, are expected to occur only 5 percent of the time. We include commodity swaps, futures, and options and foreign exchange forwards, swaps, and options in this calculation. The following table provides an overview of our average daily VaR for our energy, agriculture, and other commodities over the twenty-six week period ending November 28, 2010 as well as the average daily foreign exchange VaR. Other commodities may include items such as packaging, livestock, and/or metals.

	Fair Value Impact
	Average	Average
	During Twenty-six Weeks	During Twenty-six Weeks
In Millions	Ended November 28, 2010	Ended November 29, 2009
Energy Commodities	$1.4	$1.7
Agriculture Commodities	$2.2	$1.6
Other Commodities	$—	$0.1
Foreign Exchange	$1.4	$0.6
In prior filings, we presented analyses of market risk using a sensitivity analysis methodology. We have begun using a VaR methodology for purposes of this presentation, as this is a methodology used by management in monitoring market risk, and we believe this is a more useful presentation to readers.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of November 28, 2010. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.
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
Part II — Financial Information
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the total number of shares of common stock purchased during the second quarter of fiscal 2011, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

			Total Number of Shares	Approximate Dollar
	Total Number	Average	Purchased as Part of	Value of Shares that
	of Shares	Price Paid	Publicly Announced	may yet be Purchased
Period	Purchased	per Share	Programs	under the Programs (1)(2)
August 30 through September 26, 2010	—	—	—	$300,062,000
September 27 through October 24, 2010	4,588,218	$21.79	4,588,218	$200,063,000
October 25 through November 28, 2010	—	—	—	$200,063,000

Total Fiscal 2011 Second Quarter Activity	4,588,218	$21.79	4,588,218	$200,063,000

(1)	Pursuant to publicly announced share repurchase programs since December 2003, we have repurchased approximately 119.3 million shares at a cost of $2.8 billion through November 28, 2010. The current program has no expiration date.

(2)	Subsequent to the second quarter of fiscal 2011, the share repurchase program was increased by $554.2 million, the amount of the early repayment of payment-in-kind notes. See Note 4 to the unaudited condensed consolidated financial statements for further information on the early repayment. As a result of this increase, the approximate dollar value of shares that may be purchased as of the date of such repayment was $754.3 million.
ITEM 6. EXHIBITS
All exhibits as set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONAGRA FOODS, INC.
By:	/s/ JOHN F. GEHRING
John F. Gehring
Executive Vice President and Chief Financial Officer

By:	/s/ PATRICK D. LINEHAN
Patrick D. Linehan
Senior Vice President and Corporate Controller

Dated this 3rd day of January, 2011.

EXHIBIT	DESCRIPTION	PAGE
10.1*	Second Amended and Restated Employment Agreement by and between ConAgra Foods, Inc. and Robert F. Sharpe, Jr. dated November 17, 2010	1

12	Statement regarding computation of ratio of earnings to fixed charges	14

31.1	Section 302 Certificate of Chief Executive Officer	15

31.2	Section 302 Certificate of Chief Financial Officer	16

32.1	Section 906 Certificates	17

101.1	The following materials from ConAgra Foods’ Quarterly Report on Form 10-Q for the quarter ended November 28, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

*	Management contract or compensatory plan.