Form 10-Q
period 2011-02-27
CONAGRA FOODS INC /DE/
filed 2011-04-04
CIK 23217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 27, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares outstanding of issuer’s common stock, as of March 27, 2011, was 408,891,106.

Part I. FINANCIAL INFORMATION	3
Item 1 Financial Statements	3
Unaudited Condensed Consolidated Statements of Earnings for the Thirteen and Thirty-nine Weeks ended February 27, 2011 and February 28, 2010	3
Unaudited Condensed Consolidated Statements of Comprehensive Income for the Thirteen and Thirty-nine Weeks ended February 27, 2011 and February 28, 2010	4
Unaudited Condensed Consolidated Balance Sheets as of February 27, 2011 and May 30, 2010	5
Unaudited Condensed Consolidated Statements of Cash Flows for the Thirty-nine Weeks ended February 27, 2011 and February 28, 2010	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3 Quantitative and Qualitative Disclosures About Market Risk	40
Item 4 Controls and Procedures	41
Part II. OTHER INFORMATION	42
Item 1 Legal Proceedings	42
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 6 Exhibits	42
Signatures	43
Exhibit Index
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions except per share amounts)
(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	February 27,	February 28,	February 27,	February 28,
	2011	2010	2011	2010
Net sales	$3,154.7	$3,030.5	$9,133.4	$9,016.9
Costs and expenses:
Cost of goods sold	2,357.1	2,251.9	6,923.9	6,689.5
Selling, general and administrative expenses	420.5	418.2	1,258.9	1,296.2
Interest expense, net	51.6	39.7	122.6	121.6

Income from continuing operations before income taxes and equity method investment earnings	325.5	320.7	828.0	909.6
Income tax expense	117.0	102.6	285.4	305.5
Equity method investment earnings	6.6	2.9	17.4	17.7

Income from continuing operations	215.1	221.0	560.0	621.8
Income from discontinued operations, net of tax	—	7.7	3.2	11.3

Net income	$215.1	$228.7	$563.2	$633.1

Less: Net income (loss) attributable to noncontrolling interests	0.3	(0.9)	1.1	(2.1)

Net income attributable to ConAgra Foods, Inc.	$214.8	$229.6	$562.1	$635.2

Earnings per share — basic
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$0.50	$0.50	$1.28	$1.40
Income from discontinued operations attributable to ConAgra Foods, Inc. common stockholders	—	0.02	0.01	0.03

Net income attributable to ConAgra Foods, Inc. common stockholders	$0.50	$0.52	$1.29	$1.43

Earnings per share — diluted
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$0.50	$0.49	$1.27	$1.39
Income from discontinued operations attributable to ConAgra Foods, Inc. common stockholders	—	0.02	—	0.03

Net income attributable to ConAgra Foods, Inc. common stockholders	$0.50	$0.51	$1.27	$1.42

Cash dividends declared per common share	$0.23	$0.20	$0.66	$0.59
     See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	February 27,	February 28,	February 27,	February 28,
	2011	2010	2011	2010
Net income	$215.1	$228.7	$563.2	$633.1
Other comprehensive income (loss):
Net derivative adjustment, net of tax	1.3	—	1.4	0.1
Unrealized losses on available-for-sale securities, net of tax	(0.1)	(0.1)	(0.1)	(0.1)
Currency translation adjustment:
Unrealized translation gains (losses)	17.2	(6.8)	35.2	8.3
Pension and postretirement healthcare liabilities, net of tax	1.1	(0.3)	4.4	(0.9)

Comprehensive income	234.6	221.5	604.1	640.5
Comprehensive income (loss) attributable to noncontrolling interests	0.3	(0.9)	1.1	(2.1)

Comprehensive income attributable to ConAgra Foods, Inc.	$234.3	$222.4	$603.0	$642.6

     See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions except share data)
(unaudited)

	February 27,	May 30,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$882.9	$953.2
Receivables, less allowance for doubtful accounts of $8.0 and $8.5	876.7	849.6
Inventories	1,932.7	1,606.5
Prepaid expenses and other current assets	343.2	307.3
Current assets held for sale	—	243.5

Total current assets	4,035.5	3,960.1

Property, plant and equipment	5,655.8	5,402.9
Less accumulated depreciation	(3,018.2)	(2,777.9)

Property, plant and equipment, net	2,637.6	2,625.0

Goodwill	3,611.1	3,552.1
Brands, trademarks and other intangibles, net	941.1	874.8
Other assets	247.5	695.6
Noncurrent assets held for sale	—	30.4

	$11,472.8	$11,738.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable	$—	$0.6
Current installments of long-term debt	359.4	260.2
Accounts payable	1,031.3	919.1
Accrued payroll	147.9	263.9
Other accrued liabilities	764.8	579.0
Current liabilities held for sale	—	13.4

Total current liabilities	2,303.4	2,036.2

Senior long-term debt, excluding current installments	2,679.2	3,030.5
Subordinated debt	195.9	195.9
Other noncurrent liabilities	1,670.1	1,541.3
Noncurrent liabilities held for sale	—	5.2

Total liabilities	6,848.6	6,809.1

Commitments and contingencies (Note 14)
Common stockholders’ equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 567,907,172 and 567,907,172	2,839.7	2,839.7
Additional paid-in capital	901.5	897.5
Retained earnings	4,692.9	4,417.1
Accumulated other comprehensive loss	(244.4)	(285.3)
Less treasury stock, at cost, 153,270,669 and 125,637,495 common shares	(3,572.4)	(2,945.1)

Total ConAgra Foods, Inc. common stockholders’ equity	4,617.3	4,923.9
Noncontrolling interests	6.9	5.0

Total stockholders’ equity	4,624.2	4,928.9

	$11,472.8	$11,738.0

     See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Thirty-nine weeks ended
	February 27,	February 28,
	2011	2010
Cash flows from operating activities:
Net income	$563.2	$633.1
Income from discontinued operations	3.2	11.3

Income from continuing operations	560.0	621.8
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	266.3	241.0
Impairment charges related to Garner accident	—	19.6
Insurance recoveries recognized related to Garner accident	(2.1)	(45.0)
Advances from insurance carriers related to Garner accident	16.9	37.7
Proceeds from settlement of interest rate swaps	31.5	—
Loss on sale of fixed assets	7.5	2.8
Asset impairment charges	35.4	8.4
Gain on sale of business	—	(14.3)
Distributions from affiliates greater (less) than current earnings	(6.8)	8.7
Contributions to pension plans	(115.7)	(19.7)
Share-based payments expense	34.5	41.5
Non-cash interest income on payment-in-kind notes	—	(60.9)
Receipt of interest on payment-in-kind notes earned in prior years	102.8	—
Gain on collection of payment-in-kind notes	(25.0)	—
Other items (including noncurrent deferred income taxes)	238.8	40.3
Change in operating assets and liabilities excluding effects of business acquisitions and dispositions:
Accounts receivable	(22.4)	(91.7)
Inventory	(311.4)	32.3
Prepaid expenses and other current assets	(17.0)	52.1
Accounts payable	151.0	81.5
Accrued payroll	(115.3)	69.9
Other accrued liabilities	110.7	106.0

Net cash flows from operating activities — continuing operations	939.7	1,132.0
Net cash flows from operating activities — discontinued operations	0.2	(25.5)

Net cash flows from operating activities	939.9	1,106.5

Cash flows from investing activities:
Additions to property, plant and equipment	(347.4)	(359.6)
Sale of property, plant and equipment	1.2	4.4
Advances from insurance carriers related to Garner accident	18.1	17.3
Purchase of businesses and intangible assets	(149.0)	(3.0)
Proceeds from collection of payment-in-kind notes	412.5	—
Sale of business, intangibles and other assets	—	21.7

Net cash flows from investing activities — continuing operations	(64.6)	(319.2)
Net cash flows from investing activities — discontinued operations	245.7	2.7

Net cash flows from investing activities	181.1	(316.5)

Cash flows from financing activities:
Repayment of long-term debt	(291.7)	(12.4)
Repurchase of ConAgra Foods, Inc. common shares	(662.4)	—
Cash dividends paid	(276.7)	(257.9)
Exercise of stock options and issuance of other stock awards	30.0	18.7
Other items	2.0	2.2

Net cash flows from financing activities — continuing operations	(1,198.8)	(249.4)
Net cash flows from financing activities — discontinued operations	(0.1)	(0.5)

Net cash flows from financing activities	(1,198.9)	(249.9)

Effect of exchange rate changes on cash and cash equivalents	7.6	2.3
Net change in cash and cash equivalents	(70.3)	542.4
Cash and cash equivalents at beginning of period	953.2	243.2

Cash and cash equivalents at end of period	$882.9	$785.6

     See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 27, 2011 and February 28, 2010
(columnar dollars in millions except per share amounts)
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
The following details the income tax expense (benefit) on components of other comprehensive income:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 27,	February 28,	February 27,	February 28,
	2011	2010	2011	2010
Net derivative adjustment	$0.8	$—	$0.8	$0.1
Unrealized gains (losses) on available-for-sale securities	—	(0.1)	0.1	(0.1)
Pension and postretirement healthcare liabilities	1.4	(0.2)	4.3	0.5

	$2.2	$(0.3)	$5.2	$0.5

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

2. DISCONTINUED OPERATIONS AND DIVESTITURES
Discontinued Operations
Gilroy Foods & FlavorsTM
During the first quarter of fiscal 2011, we completed the sale of substantially all of the assets of Gilroy Foods & Flavors™ dehydrated garlic, onion, capsicum and Controlled Moisture™, GardenFrost®, Redi-Made™, and fresh vegetable operations for $245.7 million in cash. We reflected the results of these operations as discontinued operations for all periods presented. The assets and liabilities of the discontinued Gilroy Foods & Flavors™ dehydrated vegetable business have been reclassified as assets and liabilities held for sale within our condensed consolidated balance sheet for the period prior to divestiture.
In connection with the sale of this business, we entered into agreements to purchase certain ingredients from the divested business for a period of five years. The continuing cash flows related to these agreements are not significant, and accordingly, are not deemed to be direct cash flows of the divested business.
Summary of Operational Results
The summary comparative financial results of the discontinued operations were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 27,	February 28,	February 27,	February 28,
	2011	2010	2011	2010
Net sales	$—	$66.3	$40.7	$215.2

Operating profit (loss) from discontinued operations before income taxes	(0.3)	5.9	3.8	10.6
Gain (loss) from disposal of businesses	(0.2)	—	0.2	—

Income (loss) before income taxes	(0.5)	5.9	4.0	10.6
Income tax benefit (expense)	0.5	1.8	(0.8)	0.7

Income from discontinued operations, net of tax	$—	$7.7	$3.2	$11.3

Operating results from discontinued operations for the third quarter and first three quarters of fiscal 2011 include the impact of favorable resolutions of foreign tax matters. Results in the first three quarters of fiscal 2010 reflected charges related to certain legal and environmental matters of divested businesses.
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
During the fourth quarter of fiscal 2010, we received $115.4 million as payment in full of all principal and interest due on the first tranche of the Notes, in advance of the scheduled maturity date. During the third quarter of fiscal 2011, we received $554.2 million as payment in full of all principal and interest due on the second and third tranches of the Notes, in advance of the scheduled maturity dates. As a result, we recognized a gain of $25.0 million in the third quarter of fiscal 2011.
At May 30, 2010, the Notes due in June 2011 and 2012, which were classified as other assets in our condensed consolidated balance sheet, had an aggregate carrying value of $490.2 million.
5. VARIABLE INTEREST ENTITIES
Variable Interest Entities Consolidated
We own a 49.99% interest in Lamb Weston BSW, LLC (“Lamb Weston BSW”), a potato processing venture with Ochoa Ag Unlimited Foods, Inc. (“Ochoa”). We provide all sales and marketing services to Lamb Weston BSW. Under certain circumstances, we could be required to compensate the other equity owner of Lamb Weston BSW for lost profits resulting from significant production shortfalls (“production shortfalls”). Commencing on June 1, 2018, or on an earlier date under certain circumstances, we have a contractual right to purchase the remaining equity interest in Lamb Weston BSW from Ochoa (the “call option”). Commencing on July 30, 2011, or on an earlier date under certain circumstances, we are subject to a contractual obligation to purchase all of Ochoa’s equity investment in Lamb Weston BSW at the option of Ochoa (the “put option”). The purchase prices under the call option and the put option (the “options”) are based on the book value of Ochoa’s equity interest at the date of exercise, as modified by an agreed-upon rate of return for the holding period of the investment balance. The agreed-upon rate of return varies depending on the circumstances under which any of the options are exercised. We have determined that Lamb Weston BSW is a variable interest entity and that we are the primary beneficiary of the entity. Accordingly, we consolidate the financial statements of Lamb Weston BSW.
As of February 27, 2011, we provide lines of credit of up to $15.0 million to Lamb Weston BSW. Borrowings under the lines of credit bear interest at a rate of LIBOR plus 200 basis points with a floor of 3.25%. In the first quarter of fiscal 2011, we repaid $35.4 million of bank borrowings of Lamb Weston BSW and took assignment of a promissory note from the joint venture, the balance of which was $36.1 million at February 27, 2011. The promissory note is due in December 2015. The promissory note is currently accruing interest at a rate of LIBOR plus 200 basis points with a floor of 3.25%. The amounts owed by Lamb Weston BSW to the Company are not reflected in our balance sheets, as they are eliminated in consolidation.
Our variable interests in Lamb Weston BSW include an equity investment in the venture, the options, the promissory note, certain fees paid to us by Lamb Weston BSW for sales and marketing services, the contingent obligation related to production shortfalls, and the lines of credit advanced to Lamb Weston BSW. Our maximum exposure to loss as a result of our involvement with this venture is equal to our equity investment in the venture, the balance of the promissory note extended to the venture, the amount, if any, advanced under the lines of credit, and the amount, if any, by which the put option exercise price exceeds the fair value of the noncontrolling interest in Lamb Weston BSW on, or after, the put option exercise date. Also, in the event of a production shortfall, we could be required to compensate the other equity owner of Lamb Weston BSW for lost profits. It is not possible to determine the maximum exposure to losses from the potential exercise of the put option or from potential production shortfalls. However, we do not expect to incur material losses resulting from these exposures.
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

Due to the consolidation of these variable interest entities, we reflected in our condensed consolidated balance sheets:

	February 27,	May 30,
	2011	2010
Cash and cash equivalents	$6.3	$—
Receivables, net	15.1	16.9
Inventories	1.5	1.4
Prepaid expenses and other current assets	0.1	0.3
Property, plant and equipment, net	92.1	96.5
Goodwill	18.8	18.8
Brands, trademarks and other intangibles, net	9.1	9.8

Total assets	$143.0	$143.7

Current installments of long-term debt	$8.7	$6.4
Accounts payable	11.4	12.2
Accrued payroll	0.5	0.3
Other accrued liabilities	0.8	0.7
Senior long-term debt, excluding current installments	35.8	76.8
Other noncurrent liabilities (noncontrolling interest)	25.9	24.8

Total liabilities	$83.1	$121.2

The liabilities recognized as a result of consolidating the Lamb Weston BSW entity do not represent additional claims on our general assets. The creditors of Lamb Weston BSW have claims only on the assets of Lamb Weston BSW. The assets recognized as a result of consolidating Lamb Weston BSW are the property of the venture and are not available to us for any other purpose, other than as a secured lender under the promissory note and lines of credit.
Variable Interest Entities Not Consolidated
We also have variable interests in certain other entities that we have determined to be variable interest entities, but for which we are not the primary beneficiary. We do not consolidate the financial statements of these entities.
We hold a 50% interest in Lamb Weston RDO, a potato processing venture. We provide all sales and marketing services to Lamb Weston RDO. We receive a fee for these services based on a percentage of the net sales of the venture. We reflect the value of our ownership interest in this venture in other assets in our condensed consolidated balance sheets, based upon the equity method of accounting. The balance of our investment was $12.6 million and $13.8 million at February 27, 2011 and May 30, 2010, respectively, representing our maximum exposure to loss as a result of our involvement with this venture. The capital structure of Lamb Weston RDO includes owners’ equity of $25.2 million and term borrowings from banks of $47.8 million as of February 27, 2011. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this venture.
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
The costs incurred and insurance recoveries recognized in the third quarter and first three quarters of fiscal 2011 related to the Garner accident were not material.
The costs incurred and insurance recoveries recognized, in the third quarter and first three quarters of fiscal 2010, are reflected in our condensed consolidated financial statements, as follows:

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

The amounts in the table above exclude lost profits due to the interruption of the meat snacks business.
Through February 27, 2011, we had received payment advances from the insurers of $120.0 million for our initial insurance claims for this matter, $60.2 million of which has been recognized as a reduction to selling, general and administrative expenses (primarily in fiscal 2010), largely offsetting the cumulative charges of $64.1 million recognized to date in connection with the event. The deferred balance of $59.8 million is classified as other accrued liabilities within our condensed consolidated balance sheet as of February 27, 2011, in accordance with applicable accounting guidance.
Subsequent to the end of our fiscal 2011 third quarter, we reached a settlement in principle with our insurance providers under which we will receive additional payments totaling $47.5 million. We will recognize a gain of approximately $108 million in the fourth quarter of fiscal 2011 in connection with this settlement.
7. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
The change in the carrying amount of goodwill for the first three quarters of fiscal 2011 was as follows:

	Consumer	Commercial
	Foods	Foods	Total
Balance as of May 30, 2010	$3,423.5	$128.6	$3,552.1
Acquisitions	51.5	—	51.5
Translation and other	6.7	0.8	7.5

Balance as of February 27, 2011	$3,481.7	$129.4	$3,611.1

Other identifiable intangible assets were as follows:

	February 27, 2011		May 30, 2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Non-amortizing intangible assets	$771.2	$—	$771.2	$—
Amortizing intangible assets	214.1	44.2	134.8	31.2

	$985.3	$44.2	$906.0	$31.2

Non-amortizing intangible assets are comprised of brands and trademarks.
Amortizing intangible assets, carrying a weighted average life of approximately 13 years, are principally composed of licensing arrangements, customer relationships, and intellectual property. Based on amortizing assets recognized in our condensed consolidated balance sheet as of February 27, 2011, amortization expense is estimated to average $16.7 million for each of the next five years.
8. DERIVATIVE FINANCIAL INSTRUMENTS
Our operations are exposed to market risks from adverse changes in: commodity prices affecting the cost of raw materials and energy, foreign currency exchange rates, and interest rates. In the normal course of business, these risks are managed through a variety of strategies, including the use of derivatives.
Commodity futures and option contracts are used from time to time to economically hedge commodity input prices on items such as natural gas, vegetable oils, proteins, dairy, grains, and electricity. Generally, we economically hedge a portion of our anticipated consumption of commodity inputs for periods of up to 36 months. We may enter into longer-term economic hedges on particular commodities, if deemed appropriate. As of February 27, 2011, we had economically hedged certain portions of our anticipated consumption of commodity inputs using derivative instruments with expiration dates through September 2012.
In order to reduce exposures related to changes in foreign currency exchange rates, when deemed prudent, we enter into forward exchange, option, or swap contracts for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of February 27, 2011, we had economically hedged certain portions of our foreign currency risk in anticipated transactions using derivative instruments with expiration dates through May 2017.
From time to time, we may use derivative instruments, including interest rate swaps, to reduce risk related to changes in interest rates. This includes, but is not limited to, hedging against increasing interest rates prior to the issuance of long-term debt and hedging the fair value of our senior long-term debt.
Derivatives Designated as Cash Flow Hedges
During the third quarter of fiscal 2011, we entered into interest rate swap contracts to hedge the interest rate risk related to our forecasted issuance of long-term debt in 2014 (based on the anticipated refinancing of the senior long-term debt maturing at that time). We designated this interest rate swap as a cash flow hedge of the forecasted interest payments related to this debt issuance (the term of the forecasted debt issuance is thirty years). The unrealized gain associated with this derivative, which is deferred in accumulated other comprehensive loss at February 27, 2011, is $2.0 million.
The net notional amount of these interest rate derivatives at February 27, 2011 was $250.0 million.
Derivatives Designated as Fair Value Hedges
During the fourth quarter of fiscal 2010, we entered into interest rate swap contracts to hedge the change in the fair value of certain of our senior long-term debt instruments maturing in fiscal 2012 and 2015 due to changes in the benchmark interest rate. The interest rate swaps effectively changed our interest rates on the senior long-term debt instruments from fixed to variable. We designated these interest rate swap contracts as fair value hedges of the senior long-term debt instruments.
Changes in fair value of derivative instruments designated as fair value hedges are immediately recognized in earnings along with changes in the fair value of the items being hedged (based solely on the change in the benchmark interest rate). These gains and losses are classified within selling, general and administrative expenses. During the first half of fiscal 201l, a net gain of $23.0 million was recognized on the interest rate swap contracts and a net loss of $29.7 million was recognized on the senior long-term debt.
We terminated these interest rate swap contracts during the second quarter of fiscal 2011. As a result of this termination, we received proceeds of $31.5 million. The cumulative adjustment to the fair value of the debt instruments being hedged, $34.8 million, is being amortized as a reduction of interest expense over the remaining lives of the debt instruments (through fiscal 2015).
The entire change in fair value of the derivative instruments designated as fair value hedges was included in our assessment of hedge effectiveness.
The net notional amount of these interest rate derivatives outstanding at May 30, 2010 was $842.7 million.

Economic Hedges of Forecasted Cash Flows
Many of our derivatives do not qualify for, and we do not currently designate certain commodity and foreign currency derivatives to achieve, hedge accounting treatment. We reflect realized and unrealized gains and losses from derivatives used to economically hedge anticipated commodity consumption and to mitigate foreign currency cash flow risk in earnings immediately within general corporate expense (within cost of goods sold). The gains and losses are reclassified to segment operating results in the period in which the underlying item being economically hedged is recognized in cost of goods sold.
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
All derivative instruments are recognized on the balance sheet at fair value. The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. In accordance with FASB guidance, we offset certain derivative asset and liability balances, as well as certain amounts representing rights to reclaim cash collateral and obligations to return cash collateral, where legal right of setoff exists. At February 27, 2011 and May 30, 2010, amounts representing an obligation to return cash collateral of $5.8 million and a right to reclaim cash collateral of $8.6 million, respectively, were included in prepaid expenses and other current assets in our condensed consolidated balance sheets.
Derivative assets and liabilities and amounts representing a right to reclaim cash collateral or obligation to return cash collateral were reflected in our condensed consolidated balance sheets as follows:

	February 27,	May 30,
	2011	2010
Prepaid expenses and other current assets	$86.3	$61.8
Other accrued liabilities	81.6	10.1
The following table presents our derivative assets and liabilities, on a gross basis, prior to the offsetting of amounts where legal right of setoff existed at February 27, 2011:

	Derivative Assets		Derivative Liabilities
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Interest rate contracts	Prepaid expenses and other current assets	$2.0	Other accrued liabilities	$—

Total derivatives designated as hedging instruments		$2.0		$—

Commodity contracts	Prepaid expenses and other current assets	$111.8	Other accrued liabilities	$84.0
Foreign exchange contracts	Prepaid expenses and other current assets	—	Other accrued liabilities	20.2
Other	Prepaid expenses and other current assets	1.2	Other accrued liabilities	0.3

Total derivatives not designated as hedging instruments		$113.0		$104.5

Total derivatives		$115.0		$104.5

The following table presents our derivative assets and liabilities, on a gross basis, prior to the offsetting of amounts where legal right of setoff existed at May 30, 2010:

	Derivative Assets		Derivative Liabilities
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Interest rate contracts	Prepaid expenses and other current assets	$8.5	Other accrued liabilities	$—
Total derivatives designated as hedging instruments		$8.5		$—

Commodity contracts	Prepaid expenses and other current assets	$48.7	Other accrued liabilities	$20.0
Foreign exchange contracts	Prepaid expenses and other current assets	8.1	Other accrued liabilities	1.3
Other	Prepaid expenses and other current assets	—	Other accrued liabilities	0.9

Total derivatives not designated as hedging instruments		$56.8		$22.2

Total derivatives		$65.3		$22.2

The location and amount of gains (losses) from derivatives not designated as hedging instruments in our statements of earnings were as follows:

	Location in
	Condensed Consolidated	Amount of Gain (Loss) Recognized on
	Statement	Derivatives in Condensed
Derivatives Not	of Earnings of Gain	Consolidated Statement of
Designated as Hedging	(Loss) Recognized	Earnings for the Thirteen Weeks Ended
Instruments	on Derivatives	February 27, 2011	February 28, 2010
Commodity contracts	Cost of goods sold	$17.8	$21.9
Foreign exchange contracts	Cost of goods sold	(7.1)	2.4
Commodity contracts	Selling, general and administrative expense	2.5	—
Foreign exchange contracts	Selling, general and administrative expense	(6.4)	—

Total gain from derivative instruments not designated as hedging instruments		$6.8	$24.3

	Location in
	Condensed Consolidated	Amount of Gain (Loss) Recognized on
	Statement	Derivatives in Condensed
	of Earnings of Gain	Consolidated Statement of Earnings
Derivatives Not Designated as Hedging	(Loss) Recognized	for the Thirty-nine Weeks Ended
Instruments	on Derivatives	February 27, 2011	February 28, 2010
Commodity contracts	Cost of goods sold	$27.5	$101.7
Foreign exchange contracts	Cost of goods sold	(19.4)	(4.4)
Commodity Contracts	Selling, general and administrative expense	2.5	—
Foreign exchange contracts	Selling, general and administrative expense	(8.8)	—

Total gain from derivative instruments not designated as hedging instruments		$1.8	$97.3

As of February 27, 2011, our open commodity contracts had a notional value (defined as notional quantity times market value per notional quantity unit) of $1.0 billion and $1.3 billion for purchase and sales contracts, respectively.

As of May 30, 2010, our open commodity contracts had a notional value of $563.7 million and $577.1 million for purchase and sales contracts, respectively. The notional amount of our foreign currency forward and cross currency swap contracts as of February 27, 2011, and May 30, 2010 was $239.2 million and $240.0 million, respectively. In addition, we held foreign currency option collar contracts with notional amounts of $114.1 million and $97.2 million as of February 27, 2011 and May 30, 2010, respectively.
We enter into certain commodity, interest rate, and foreign exchange derivatives with a diversified group of counterparties. We monitor our positions and the credit ratings of the counterparties involved and limit the amount of credit exposure to any one party. These transactions may expose us to potential losses due to the risk of nonperformance by these counterparties. We have not incurred a material loss due to nonperformance in any period presented and do not expect to incur any such material loss. We also enter into futures and options transactions through various regulated exchanges.
At February 27, 2011, the maximum amount of loss due to the credit risk of the counterparties, had the counterparties failed to perform according to the terms of the contracts, was $68.9 million.
9. SHARE-BASED PAYMENTS
For the thirteen and thirty-nine weeks ended February 27, 2011, we recognized total stock-based compensation expense (including stock options, restricted stock units, and performance shares) of $11.8 million and $34.5 million, respectively. For the thirteen and thirty-nine weeks ended February 28, 2010, we recognized total stock-based compensation expense of $15.3 million and $42.0 million, respectively. During the first three quarters of fiscal 2011, we granted 1.4 million restricted stock units at a weighted average grant date price of $23.79, 6.2 million stock options at a weighted average exercise price of $23.80, and 0.5 million performance shares at a weighted average grant date price of $21.43.
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
The weighted average Black-Scholes assumptions for stock options granted during the first three quarters of fiscal 2011 were as follows:

Expected volatility (%)	22.83
Dividend yield (%)	3.51
Risk-free interest rate (%)	1.72
Expected life of stock option (years)	4.82
The weighted average value of stock options granted during the first three quarters of fiscal 2011 was $3.31 per option, based upon a Black-Scholes methodology.
10. EARNINGS PER SHARE
Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock awards, and other dilutive securities.

The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 27,	February 28,	February 27,	February 28,
	2011	2010	2011	2010
Net income available to ConAgra Foods, Inc. common stockholders:
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$214.8	$221.9	$558.9	$623.9
Income from discontinued operations, net of tax, attributable to ConAgra Foods, Inc. common stockholders	—	7.7	3.2	11.3

Net income attributable to ConAgra Foods, Inc. common stockholders	$214.8	$229.6	$562.1	$635.2
Add/(subtract): Change in redemption value of noncontrolling interests in excess of earnings allocated	0.8	(0.8)	(1.5)	(1.4)

Net income available to ConAgra Foods, Inc. common stockholders	$215.6	$228.8	$560.6	$633.8

Weighted average shares outstanding:
Basic weighted average shares outstanding	428.4	444.0	435.5	443.5
Add: Dilutive effect of stock options, restricted stock awards, and other dilutive securities	4.4	4.3	4.2	2.9

Diluted weighted average shares outstanding	432.8	448.3	439.7	446.4

For the thirteen and thirty-nine weeks ended February 27, 2011, there were 19.1 million and 19.9 million stock options outstanding, respectively, that were excluded from the computation of shares contingently issuable upon exercise of the stock options because exercise prices exceeded the average market value of our common stock during the period. For the thirteen and thirty-nine weeks ended February 28, 2010, there were 13.1 million and 29.5 million stock options, respectively, excluded from the calculation.
11. INVENTORIES
The major classes of inventories were as follows:

	February 27,	May 30,
	2011	2010
Raw materials and packaging	$693.7	$481.0
Work in process	109.8	95.9
Finished goods	1,043.4	945.0
Supplies and other	85.8	84.6

	$1,932.7	$1,606.5

12. RESTRUCTURING
During the third quarter of fiscal 2011, our Board of Directors approved a plan recommended by executive management designed to optimize our manufacturing and distribution networks. The plan consists of projects that will involve, among other things, the exit of certain manufacturing facilities, the disposal of underutilized manufacturing assets, and actions designed to optimize our distribution network. The plan is expected to be implemented over an 18 month period and is intended to improve the efficiency of our manufacturing operations and reduce costs. This plan is referred to as the 2011 restructuring plan (“2011 plan”).
In connection with the 2011 plan, we expect to incur pre-tax cash and non-cash charges for asset impairments, accelerated depreciation, severance, relocation, and site closure costs of $55.5 million. We have recognized, and/or expect to recognize, expenses associated with the 2011 plan, including but not limited to, impairments of property, plant and equipment, accelerated depreciation, severance and related costs, and plan implementation costs (e.g., consulting, employee relocation, etc.). We anticipate that we will recognize the following pre-tax expenses associated with the 2011 plan in the fiscal 2011 to 2013 timeframe (amounts include charges recognized during the third quarter of fiscal 2011):

	Consumer	Commercial
	Foods	Foods	Total
Accelerated depreciation	$14.0	$—	$14.0
Inventory write-offs and related costs	4.5	—	4.5

Total cost of goods sold	18.5	—	18.5

Asset impairment	8.5	10.2	18.7
Severance and related costs	8.4	—	8.4
Other, net	7.1	2.8	9.9

Total selling, general and administrative expenses	24.0	13.0	37.0

Consolidated total	$42.5	$13.0	$55.5

Included in the above estimates are $20.7 million of charges which have resulted or will result in cash outflows and $34.8 million of non-cash charges.
During the third quarter of fiscal 2011, we recognized the following pre-tax charges in our condensed consolidated statement of earnings for the 2011 plan:

	Consumer	Commercial
	Foods	Foods	Total
Asset impairment	$8.5	$10.2	$18.7
Severance and related costs	6.0	—	6.0

Total selling, general and administrative expenses	14.5	10.2	24.7

Consolidated total	$14.5	$10.2	$24.7

At February 27, 2011, we had recorded an accrual of approximately $5.8 million related to severance costs within other accrued liabilities related to the 2011 plan in our condensed consolidated balance sheets.
During the fourth quarter of fiscal 2010, our Board of Directors approved a plan recommended by executive management related to the long-term production of our meat snack products. The plan provides for the closure of our meat snacks production facility in Garner, North Carolina, and the movement of production to our existing facility in Troy, Ohio. Since the Garner accident, the Troy facility has been producing a portion of our meat snack products. Upon completion of the plan’s implementation, which is expected to be in the fourth quarter of fiscal 2011, the Troy facility will be our primary meat snacks production facility. The plan is expected to result in the termination of approximately 500 employee positions in Garner and the creation of approximately 200 employee positions in Troy.
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
In connection with the 2010 plan, we expect to incur pre-tax cash and non-cash charges for asset impairments, accelerated depreciation, severance, relocation, and site closure costs of $71.3 million, of which $39.2 million was recognized in fiscal 2010. We have recognized expenses associated with the 2010 plan, including but not limited to, impairments of property, plant and equipment, accelerated depreciation, severance and related costs, and plan implementation costs (e.g., consulting, employee relocation, etc.). We anticipate that we will recognize the following pre-tax expenses associated with the 2010 plan in the fiscal 2010 to 2012 timeframe (amounts include charges recognized in fiscal 2010 and in the first three quarters of fiscal 2011):

	Consumer
	Foods	Corporate	Total
Accelerated depreciation	$21.2	$—	$21.2
Inventory write-offs	1.2	—	1.2

Total cost of goods sold	22.4	—	22.4

Asset impairment	16.5	—	16.5
Severance and related costs	15.9	—	15.9
Other, net	12.9	3.6	16.5

Total selling, general and administrative expenses	45.3	3.6	48.9

Consolidated total	$67.7	$3.6	$71.3

Included in the above estimates are $30.5 million of charges which have resulted or will result in cash outflows and $40.8 million of non-cash charges.

During the third quarter of fiscal 2011, we recognized the following pre-tax charges in our condensed consolidated statement of earnings for the 2010 plan:

	Consumer
	Foods	Corporate	Total
Accelerated depreciation	$5.3	$—	$5.3
Inventory write-offs	0.6	—	0.6

Total cost of goods sold	5.9	—	5.9

Severance and related costs	0.4	—	0.4
Other, net	1.4	—	1.4

Total selling, general and administrative expenses	1.8	—	1.8

Consolidated total	$7.7	$—	$7.7

During the first three quarters of fiscal 2011, we recognized the following pre-tax charges in our condensed consolidated statement of earnings for the 2010 plan:

	Consumer
	Foods	Corporate	Total
Accelerated depreciation	$12.1	$—	$12.1
Inventory write-offs	0.6	—	0.6

Total cost of goods sold	12.7	—	12.7

Severance and related costs	1.1	—	1.1
Other, net	6.3	0.1	6.4

Total selling, general and administrative expenses	7.4	0.1	7.5

Consolidated total	$20.1	$0.1	$20.2

We recognized the following cumulative (plan inception to February 27, 2011) pre-tax charges related to the 2010 plan in our condensed consolidated statement of earnings:

	Consumer
	Foods	Corporate	Total
Accelerated depreciation	$15.4	$—	$15.4
Inventory write-offs	0.6	—	0.6

Total cost of goods sold	16.0	—	16.0

Asset Impairment	16.5	—	16.5
Severance and related costs	15.4	—	15.4
Other, net	8.0	3.6	11.6

Total selling, general and administrative expenses	39.9	3.6	43.5

Consolidated total	$55.9	$3.6	$59.5

Liabilities recorded for the various initiatives and changes therein for the third quarter of fiscal 2011 under the 2010 plan were as follows:

	Balance at	Costs Incurred			Balance at
	November 28,	and Charged	Costs Paid	Changes in	February 27,
	2010	to Expense	or Otherwise Settled	Estimates	2011
Severance and related costs	$11.6	$0.4	$(1.4)	$—	$10.6
Plan implementation costs	0.8	1.3	(1.3)	—	0.8
Other costs	3.0	—	—	—	3.0

Total	$15.4	$1.7	$(2.7)	$—	$14.4

13. INCOME TAXES
Our income tax expense from continuing operations for the third quarter of fiscal 2011 and 2010 was $117.0 million and $102.6 million, respectively. Income tax expense from continuing operations for the first three quarters of fiscal 2011 and 2010 was $285.4 million and $305.5 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) from continuing operations was approximately 35% and 34% for the third quarter and first three quarters of fiscal 2011, respectively, and 32% and 33% for the third quarter and first three quarters of fiscal 2010, respectively. The effective tax rate for the third quarter of fiscal 2010 reflected the benefit of favorable audit settlements and changes in estimates. The effective tax rate for the first three quarters of fiscal 2010 reflected a benefit of approximately 1% from certain income tax credits and deductions identified in the current period related to prior periods.
The amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $59.1 million as of February 27, 2011 and $53.4 million as of May 30, 2010. Included in the balance was $3.3 million as of February 27, 2011, and $4.6 million as of May 30, 2010 for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. Any associated interest and penalties imposed would affect the tax rate. The gross unrecognized tax benefits excluded related liabilities for gross interest and penalties of $14.8 million and $14.8 million as of February 27, 2011 and May 30, 2010, respectively.
The net amount of unrecognized tax benefits at February 27, 2011 and May 30, 2010 that, if recognized, would impact the Company’s effective tax rate was $37.5 million and $32.6 million, respectively. Recognition of these tax benefits would have a favorable impact on the Company’s effective tax rate.
We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by an amount up to $5 million over the next twelve months due to various federal, state, and foreign audit settlements and the expiration of statutes of limitations.
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
The environmental proceedings include litigation and administrative proceedings involving Beatrice’s status as a potentially responsible party at 37 Superfund, proposed Superfund, or state-equivalent sites; these sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. Beatrice has paid or is in the process of paying its liability share at 34 of these sites. Reserves for these matters have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The reserves for Beatrice environmental matters totaled $70.5 million as of February 27, 2011, a majority of which relates to the Superfund and state-equivalent sites referenced above. We expect expenditures for Beatrice environmental matters to continue for up to 20 years.
In limited situations, we will guarantee an obligation of an unconsolidated entity. At the time in which we initially provide such a guarantee, we assess the risk of financial exposure to us under these agreements. We consider the credit-worthiness of the guaranteed party, the value of any collateral pledged against the related obligation, and any other factors that may mitigate our risk. We actively monitor market and entity-specific conditions that may result in a change of our assessment of the risk of loss under these agreements.

We guarantee certain leases and other commercial obligations resulting from the divestiture of our fresh beef and pork operations. The remaining terms of these arrangements do not exceed five years and the maximum amount of future payments we have guaranteed was $14.1 million as of February 27, 2011.
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
We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At February 27, 2011, the amount of supplier loans we have effectively guaranteed was $3.1 million. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.
We are a party to various agreements with an onion processing company. We have guaranteed, under certain conditions, repayment of a portion of the loan held by this supplier for its onion processing related operations. At February 27, 2011, the amount of our guarantee was $25.0 million. In the event of default on this loan by the supplier, we have the contractual right to purchase the loan from the lender, thereby giving us secured rights to the underlying collateral. We have not established a liability in connection with this guarantee, as we believe the likelihood of financial exposure to us under this guarantee is remote.
Federal income tax credits were generated related to our sweet potato production facility in Delhi, Louisiana. Third parties invested in certain of these income tax credits. We have guaranteed these third parties the face value of these income tax credits over their statutory lives, a period of seven years, in the event that the income tax credits are recaptured or reduced. The face value of the income tax credits was $21.2 million as of February 27, 2011. We believe the likelihood of the recapture or reduction of the income tax credits is remote, and therefore we have not established a liability in connection with this guarantee.
We are a party to a number of lawsuits and claims arising out of the operation of our business, including lawsuits and claims related to the February 2007 recall of our peanut butter products and litigation we initiated against an insurance carrier to recover our settlement expenditures and defense costs. We recognized a charge of $24.8 million during the third quarter of fiscal 2009 in connection with the disputed coverage with this insurance carrier. During the second quarter of fiscal 2010, a Delaware state court rendered a decision on certain matters in our claim for the disputed coverage favorable to the insurance carrier. We have appealed this decision and continue to pursue this matter vigorously. Subsequent to the end of the third quarter of fiscal 2011, we received formal requests from the U.S. Attorney’s office in Georgia seeking a variety of records and information related to the operations of our peanut butter manufacturing facility in Sylvester, Georgia. The Company believes these requests are related to the previously disclosed June 2007 execution of a search warrant at the facility following the February 2007 recall of our peanut butter products. The Company is cooperating with officials in regard to the requests.
In June 2009, an accidental explosion occurred at our manufacturing facility in Garner, North Carolina. See Note 6 for information related to this matter.
We are a party to several lawsuits concerning the use of diacetyl, a butter flavoring ingredient that was added to our microwave popcorn until late 2007. The cases are primarily consumer personal injury suits claiming respiratory illness allegedly due to exposures to vapors from microwaving popcorn. Another case involved a putative class action contending that our packaging information with respect to diacetyl is false and misleading. Through the third quarter of fiscal 2011, we have received a favorable verdict, summary judgment ruling, and two dismissals in connection with these suits, and the class action motion in the packaging suit was denied. The verdict and the favorable summary judgment ruling have been appealed. We do not believe these cases possess merit and continue to vigorously defend them.
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
Components of pension benefit and other postretirement benefit costs included:

	Pension Benefits
	Thirteen weeks ended		Thirty-nine weeks ended
	February 27,	February 28,	February 27,	February 28,
	2011	2010	2011	2010
Service cost	$14.9	$12.5	$44.7	$37.5
Interest cost	36.8	37.0	110.6	111.0
Expected return on plan assets	(43.2)	(40.3)	(129.8)	(120.9)
Amortization of prior service cost	0.8	0.8	2.4	2.4
Settlement cost	—	—	—	1.9
Curtailment loss	0.1	—	1.4	—
Recognized net actuarial loss	4.1	1.0	12.3	2.9

Benefit cost — Company plans	13.5	11.0	41.6	34.8
Pension benefit cost — multi-employer plans	2.5	2.0	7.6	7.6

Total benefit cost	$16.0	$13.0	$49.2	$42.4

	Postretirement Benefits
	Thirteen weeks ended		Thirty-nine weeks ended
	February 27,	February 28,	February 27,	February 28,
	2011	2010	2011	2010
Service cost	$0.2	$0.1	$0.5	$0.3
Interest cost	4.0	4.5	12.1	13.5
Expected return on plan assets	—	(0.1)	(0.1)	(0.3)
Amortization of prior service cost	(2.5)	(2.4)	(7.2)	(7.1)
Recognized net actuarial loss	1.2	—	3.5	—

Total cost	$2.9	$2.1	$8.8	$6.4

During the third quarter and first three quarters of fiscal 2011, we contributed $3.7 million and $115.7 million, respectively, to our pension plans and contributed $8.1 million and $22.7 million, respectively, to our other postretirement plans. Based upon the current funded status of the plans and the current interest rate environment, we anticipate making further contributions of $6.9 million to our pension plans for the remainder of fiscal 2011. We anticipate making further contributions of $9.3 million to our other postretirement plans during the remainder of fiscal 2011. These estimates are based on current tax laws, plan asset performance, and liability assumptions, all of which are subject to change.
16. LONG-TERM DEBT
During the second quarter of fiscal 2011, we repaid the entire principal balance of $248.0 million of our 7.875% senior notes, which were due September 15, 2010.
We consolidate the financial statements of Lamb Weston BSW. In the first quarter of fiscal 2011, we repaid $35.4 million of bank borrowings by our Lamb Weston BSW potato processing venture.
Net interest expense consisted of:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 27,	February 28,	February 27,	February 28,
	2011	2010	2011	2010
Long-term debt	$56.5	$64.1	$173.1	$192.6
Short-term debt	—	—	0.2	0.1
Interest income	(2.5)	(21.5)	(41.3)	(62.4)
Interest capitalized	(2.4)	(2.9)	(9.4)	(8.7)

	$51.6	$39.7	$122.6	$121.6

Our net interest expense for the third quarter and first three quarters of fiscal 2011 was reduced by $3.1 million and $11.4 million, respectively, due to the impact of the interest rate swap contracts entered into in the fourth quarter of fiscal 2010. The interest rate swaps effectively changed our interest rates on the senior long-term debt instruments maturing in fiscal 2012 and 2015 from fixed to variable. During the second quarter of fiscal 2011, we terminated the interest rate swap contracts and received proceeds of $31.5 million. The cumulative adjustment to the fair value of the debt instruments being hedged (the effective portion of the hedge), is being amortized as a reduction of interest expense over the remaining lives of the debt instruments (through fiscal 2015).
17. STOCKHOLDERS’ EQUITY
We have repurchased shares of our common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board of Directors. In February 2010, our Board of Directors approved a $500 million share repurchase program with no expiration date. Upon receipt of payment for the final two outstanding tranches of the Notes from the purchaser of the trading and merchandising business, during the third quarter of fiscal 2011, our Board of Directors increased our share repurchase authorization by the amount of the payment, which was $554.2 million. We repurchased approximately 30.2 million shares of our common stock for $686.9 million under this program during the first three quarters of fiscal 2011. See Note 4 for further information on the Notes.

The following table presents a reconciliation of our stockholders’ equity accounts for the thirty-nine weeks ended February 27, 2011:

	ConAgra Foods, Inc. Stockholders’ Equity
					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Total
	Shares	Stock	Capital	Earnings	Income (Loss)	Stock	Interests	Equity
Balance at May 30, 2010	567.9	$2,839.7	$897.5	$4,417.1	$(285.3)	$(2,945.1)	$5.0	$4,928.9

Stock option and incentive plans			5.5	(0.3)		59.6		64.8
Currency translation adjustment					35.2			35.2
Repurchase of common shares						(686.9)		(686.9)
Unrealized loss on securities					(0.1)			(0.1)
Derivative adjustment, net of reclassification adjustment					1.4			1.4
Activities of noncontrolling interests			(1.5)				1.9	0.4
Pension and postretirement healthcare benefits					4.4			4.4
Dividends declared on common stock; $0.66 per share				(286.0)				(286.0)
Net income attributable to ConAgra Foods, Inc.				562.1				562.1

Balance at February 27, 2011	567.9	$2,839.7	$901.5	$4,692.9	$(244.4)	$(3,572.4)	$6.9	$4,624.2

18. FAIR VALUE MEASUREMENTS
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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of February 27, 2011:

	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets	$17.4	$68.9	$—	$86.3
Available-for-sale securities	1.9	—	—	1.9
Deferred compensation assets	7.1	—	—	7.1

Total assets	$26.4	$68.9	$—	$95.3

Liabilities:
Derivative liabilities	$—	$81.6	$—	$81.6
Deferred compensation liabilities	27.9	—	—	27.9

Total liabilities	$27.9	$81.6	$—	$109.5

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

The following table presents our assets measured at fair value on a nonrecurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall:

	Balance at				Total
	February				Losses
	27, 2011	Level 1	Level 2	Level 3	Recognized
Assets measured at fair value:
Property, plant, and equipment	$4.5	$—	$—	$4.5	$16.3

		$—	$—	$4.5	$16.3

Certain assets and liabilities, including long-lived assets, goodwill, asset retirement obligations, and cost and equity investments are measured at fair value on a nonrecurring basis. During the third quarter of fiscal 2011, we determined that certain property, plant and equipment was impaired, as we do not expect to recover the carrying amount of the assets. We recognized an impairment charge of $16.3 million to write-down the associated property, plant and equipment with a carrying amount of $20.8 million to a fair value of $4.5 million. The fair value measurement used to determine this impairment was based on the probability-weighted net present value of expected future cash flows. We used cash flow projections consistent with internal business plans of the assets, as well as potential sales proceeds, to estimate the fair value of these assets.
The carrying amount of long-term debt (including current installments) was $3.2 billion as of February 27, 2011. Based on current market rates provided primarily by outside investment bankers, the fair value of this debt at February 27, 2011, was estimated at $3.6 billion.
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

	Thirteen weeks ended		Thirty-nine weeks ended
	February 27,	February 28,	February 27,	February 28,
	2011	2010	2011	2010
Net sales
Consumer Foods	$2,084.9	$2,034.4	$6,013.3	$5,972.6
Commercial Foods	1,069.8	996.1	3,120.1	3,044.3

Total net sales	$3,154.7	$3,030.5	$9,133.4	$9,016.9

Operating profit
Consumer Foods	$263.3	$306.3	$761.2	$886.2
Commercial Foods	139.4	142.5	377.5	427.6

Total operating profit	$402.7	$448.8	$1,138.7	$1,313.8

Equity method investment earnings
Consumer Foods	$1.6	$2.0	$4.0	$4.2
Commercial Foods	5.0	0.9	13.4	13.5

Total equity method investment earnings	$6.6	$2.9	$17.4	$17.7

Operating profit plus equity method investment earnings
Consumer Foods	$264.9	$308.3	$765.2	$890.4
Commercial Foods	144.4	143.4	390.9	441.1

Total operating profit plus equity method investment earnings	$409.3	$451.7	$1,156.1	$1,331.5

General corporate expenses	$25.6	$88.4	$188.1	$282.6
Interest expense, net	51.6	39.7	122.6	121.6
Income tax expense	117.0	102.6	285.4	305.5

Income from continuing operations	$215.1	$221.0	$560.0	$621.8
Less: Income (loss) attributable to noncontrolling interests	0.3	(0.9)	1.1	(2.1)

Income from continuing operations attributable to ConAgra Foods, Inc.	$214.8	$221.9	$558.9	$623.9

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

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and currency risk of our foreign operations under this methodology:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 27,	February 28,	February 27,	February 28,
	2011	2010	2011	2010
Net derivative gains (losses) incurred	$25.1	$(3.6)	$23.9	$(18.0)
Less: Net derivative gains (losses) allocated to reporting segments	1.3	(4.7)	(3.2)	(18.2)

Net derivative gains recognized in general corporate expenses	$23.8	$1.1	$27.1	$0.2

Net derivative gains (losses) allocated to Consumer Foods	$2.6	$(4.1)	$(1.1)	$(12.9)
Net derivative losses allocated to Commercial Foods	(1.3)	(0.6)	(2.1)	(5.3)

Net derivative gain (losses) included in segment operating profit	$1.3	$(4.7)	$(3.2)	$(18.2)

Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results gains of $3.7 million in the fourth quarter of fiscal 2011 and $20.1 million in fiscal 2012 and thereafter, respectively. Amounts allocated, or to be allocated, to segment operating results during fiscal 2011 and thereafter include $2.9 million of losses incurred prior to fiscal 2011, which had not been allocated to segment operating results.
Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 18% of consolidated net sales in both the third quarter and first three quarters of fiscal 2011, and 19% of consolidated net sales in both the third quarter and first three quarters of fiscal 2010, primarily in the Consumer Foods segment.
Wal-Mart Stores, Inc. and its affiliates accounted for approximately 15% and 16% of consolidated net receivables as of February 27, 2011 and May 30, 2010, respectively, primarily in the Consumer Foods segment.

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
The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements, related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended May 30, 2010. Results for the thirteen and thirty-nine week periods ended February 27, 2011, are not necessarily indicative of results that may be attained in the future.
Fiscal 2011 Third Quarter Executive Overview
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
Our diluted earnings per share in the third quarter of fiscal 2011 were $0.50. Diluted earnings per share in the third quarter of fiscal 2010 were $0.51 (including earnings of $0.49 per diluted share from continuing operations and $0.02 per diluted share from discontinued operations). Diluted earnings per share were $1.27 and $1.42 (including earnings of $1.39 per diluted share from continuing operations and $0.03 per diluted share from discontinued operations), in the first three quarters of fiscal 2011 and 2010, respectively. Several significant items affect the comparability of year-over-year results of continuing operations (see “Items Impacting Comparability” below).
Items Impacting Comparability
Segment presentation of gains and losses from derivatives used for economic hedging of anticipated commodity input costs and economic hedging of foreign currency exchange rate risks of anticipated transactions is discussed in the segment review below.
Items of note impacting comparability for the third quarter of fiscal 2011 included the following:
•	charges totaling $32 million ($20 million after-tax) in connection with our restructuring plans,
•	a gain of $25 million ($16 million after-tax) from the receipt, as payment in full of all principal and interest due on the remaining payment-in-kind notes received in connection with the divestiture of the trading and merchandising operations in fiscal 2009 (the “Notes”), in advance of the scheduled maturity dates, and
•	a charge of $16 million ($10 million after-tax) recognized to reduce the carrying amount of certain property, plant and equipment to its estimated fair value, in anticipation of exiting a small business.

Items of note impacting comparability for the first three quarters of fiscal 2011 included the following:
•	charges totaling $45 million ($28 million after-tax) in connection with our restructuring plans,
•	a gain of $25 million ($16 million after-tax) from the receipt, as payment in full of all principal and interest due on the remaining Notes received in connection with the divestiture of the trading and merchandising operations in fiscal 2009, in advance of the scheduled maturity dates, and
•	a charge of $16 million ($10 million after-tax) recognized to reduce the carrying amount of certain property, plant, and equipment to its estimated fair value, in anticipation of the sale of those assets.
Items of note impacting comparability for the third quarter of fiscal 2010 included the following:
•	a benefit of $15 million ($9 million after-tax) from a favorable adjustment relating to an environmental liability,
•	a gain of $14 million ($9 million after-tax) from the sale of the Luck’s® brand, and
•	a benefit of $11 million from a lower-than-planned income tax rate.
Items of note impacting comparability for the first three quarters of fiscal 2010 included the following:
•	a benefit of $15 million ($9 million after-tax) from a favorable adjustment relating to an environmental liability,
•	a gain of $14 million ($9 million after-tax) from the sale of the Luck’s® brand, and
•	a benefit of $19 million from a lower-than-planned income tax rate.
Acquisitions
In the first quarter of fiscal 2011, we acquired the assets of American Pie, LLC (“American Pie”), a manufacturer of frozen fruit pies, thaw and serve pies, fruit cobblers, and pie crusts under the licensed Marie Callender’s® and Claim Jumper® trade names, as well as frozen dinners, pot pies, and appetizers under the Claim Jumper® trade name. We paid $131 million in cash plus assumed liabilities for this business.
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
The costs incurred and insurance recoveries recognized in the third quarter and first three quarters of fiscal 2011 related to the Garner accident were not material.
The costs incurred and insurance recoveries recognized, in the third quarter and first three quarters of fiscal 2010, are reflected in our condensed consolidated financial statements, as follows:

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

The amounts in the table above exclude lost profits due to the interruption of the meat snacks business.

Through February 27, 2011, we had received payment advances from the insurers of $120 million for our initial insurance claims for this matter, $60 million of which has been recognized as a reduction to selling, general and administrative expenses (primarily in fiscal 2010), largely offsetting the cumulative charges of $64 million recognized to date in connection with the Garner accident. The deferred balance of $60 million is classified as other accrued liabilities within our condensed consolidated balance sheet as of February 27, 2011.
Subsequent to the end of our fiscal 2011 third quarter, we reached a settlement in principle with our insurance providers under which we will receive additional payments totaling $48 million. We will recognize a gain of approximately $108 million in the fourth quarter of fiscal 2011 in connection with this settlement.
Restructuring Plans
During the third quarter of fiscal 2011, our Board of Directors approved a plan recommended by executive management designed to optimize our manufacturing and distribution networks. The plan consists of projects that will involve, among other things, the exit of certain manufacturing facilities, the disposal of underutilized manufacturing assets, and actions designed to optimize our distribution network. The plan is expected to be implemented over an 18 month period and is intended to improve the efficiency of our manufacturing operations and reduce costs. This plan is referred to as the 2011 restructuring plan (“2011 plan”).
In connection with the 2011 plan, the Company currently estimates it will incur aggregate pre-tax costs of approximately $55 million, including approximately $21 million of cash charges. In the third quarter of fiscal 2011, we recognized charges of $25 million in relation to the 2011 plan.
In March 2010, we announced a plan, authorized by our Board of Directors, related to the long-term production of our meat snack products. The plan provides for the closure of our meat snacks production facility in Garner, North Carolina, and the movement of production to our existing facility in Troy, Ohio. Since the Garner accident, the Troy facility has been producing a portion of our meat snack products. Upon completion of the plan’s implementation, which is expected to be in the fourth quarter of fiscal 2011, the Troy facility will be our primary meat snacks production facility. This plan is expected to result in the termination of approximately 500 employee positions in Garner and the creation of approximately 200 employee positions in Troy.
In May 2010, we made a decision to move certain administrative functions from Edina, Minnesota, to Naperville, Illinois. We completed the transition of these functions in the first half of fiscal 2011. This plan, together with the plan to move production of our meat snacks from Garner, North Carolina to Troy, Ohio, are collectively referred to as the 2010 restructuring plan (“2010 plan”). In connection with the 2010 plan, we expect to incur pre-tax charges for asset impairments, accelerated depreciation, severance, relocation, and site closure costs of $71 million (of which $59 million have been incurred to date). Included in these estimates are $30 million of charges that have resulted or will result in cash outflows and $41 million of non-cash charges. In the third quarter and first three quarters of fiscal 2011, we recognized charges of $8 million and $20 million, respectively, in relation to the 2010 plan.
Capital Allocation
During the third quarter of fiscal 2011, we received $554 million as payment in full of all principal and interest due on the remaining Notes received in connection with the divestiture of the trading and merchandising operations in fiscal 2009, in advance of the scheduled maturity dates.
During the first three quarters of fiscal 2011, we repurchased 30.2 million shares of our common stock for $687 million, and we repaid the entire principal balance of $248 million of our 7.875% senior notes, which were due September 15, 2010.
Sweet Potato Investment
In the second quarter of fiscal 2011, we began operations at our new, state-of-the-art processing plant near Delhi, Louisiana, designed primarily to process high-quality sweet potatoes from the region into fries and related products. As of the end of the third quarter of fiscal 2011, we had invested in excess of $130 million in this production facility.

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
As discussed above, we reflected the results of the Gilroy Foods & FlavorsTM operations as discontinued operations for all periods presented. The assets and liabilities of the divested Gilroy Foods & FlavorsTM dehydrated vegetable business have been classified as assets and liabilities held for sale within our condensed consolidated balance sheet for the period prior to divestiture.
Presentation of Derivative Gains (Losses) from Economic Hedges of Forecasted Cash Flows in Segment Results
Commodity derivatives used to manage commodity input price risk are not designated for hedge accounting treatment. We reflect realized and unrealized gains and losses from derivatives (except for those related to our milling operations) used to economically hedge anticipated commodity consumption in earnings immediately within general corporate expenses. The gains and losses are reclassified to segment operating results in the period in which the underlying item being economically hedged is recognized in cost of goods sold.
Foreign currency derivatives used to manage foreign currency risk of forecasted cash flows are not designated for hedge accounting treatment. We believe these derivatives provide economic hedges of the foreign currency risk of certain forecasted transactions. As such, these derivatives are recognized at fair market value with realized and unrealized gains and losses recognized in general corporate expenses. The gains and losses are subsequently reclassified to segment operating results in the period in which the underlying transaction being economically hedged is included in earnings.
The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and currency risk of our foreign operations, under this methodology:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 27,	February 28,	February 27,	February 28,
($ in millions)	2011	2010	2011	2010
Net derivative gains (losses) incurred	$25.1	$(3.6)	$23.9	$(18.0)
Less: Net derivative gains (losses) allocated to reporting segments	1.3	(4.7)	(3.2)	(18.2)

Net derivative gains recognized in general corporate expenses	$23.8	$1.1	$27.1	$0.2

Net derivative gains (losses) allocated to Consumer Foods	$2.6	$(4.1)	$(1.1)	$(12.9)
Net derivative losses allocated to Commercial Foods	(1.3)	(0.6)	(2.1)	(5.3)

Net derivative gains (losses) included in segment operating profit	$1.3	$(4.7)	$(3.2)	$(18.2)

Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results gains of $4 million in the fourth quarter of fiscal 2011 and $20 million in fiscal 2012 and thereafter, respectively. Amounts allocated, or to be allocated, to segment operating results during fiscal 2011 and thereafter include $3 million of losses incurred prior to fiscal 2011, which had not been allocated to segment operating results.

Net Sales

	Net Sales
	Thirteen weeks ended			Thirty-nine weeks ended
($ in millions)	February 27,	February 28,		February 27,	February 28,
Reporting Segment	2011	2010	% Inc	2011	2010	% Inc
Consumer Foods	$2,085	$2,035	2%	$6,013	$5,973	1%
Commercial Foods	1,070	996	7%	3,120	3,044	2%

Total	$3,155	$3,031	4%	$9,133	$9,017	1%

Net sales for the third quarter of fiscal 2011 were $3.15 billion, an increase of $124 million, or 4%, from the third quarter of fiscal 2010. Net sales for the first three quarters of fiscal 2011 were $9.1 billion, an increase of $116 million, or 1% from the first three quarters of fiscal 2010.
Consumer Foods net sales for the third quarter of fiscal 2011 were $2.08 billion, an increase of $50 million, or 2%, compared to the third quarter of fiscal 2010. Results reflected flat volume performance from existing businesses, a 2% benefit from acquisitions (net of divestitures), and essentially flat net pricing and mix. Consumer Foods net sales for the first three quarters of fiscal 2011 were $6.01 billion, an increase of $40 million, or 1% compared to the first three quarters of fiscal 2010. Consumer Foods results for the first three quarters of fiscal 2011 reflected a 2% increase in net sales from businesses acquired (net of divestitures), essentially flat volume from existing businesses, and a reduction of approximately 1% from net pricing and mix. Sales results in the third quarter and first three quarters of fiscal 2011 reflected difficult category conditions and a very competitive environment, which necessitated increased promotional spending. Volumes were negatively impacted by approximately 1% in the first three quarters of fiscal 2010 due to the limited supply of Slim Jim® products as a result of the Garner accident in June 2009, although volumes returned to normal levels in the third quarter of fiscal 2010. The effect of foreign currency exchange rates did not have a significant impact on net sales for any of the periods presented.
Sales of products associated with some of our most significant brands, including ACT II®, Banquet®, Blue Bonnet®, Healthy Choice®, Hebrew National®, Marie Callender’s®, Peter Pan®, Reddi-wip®, Ro*Tel®, Slim Jim®, Snack Pack®, Swiss Miss®, and Wesson® grew in the third quarter of fiscal 2011, as compared to the third quarter of fiscal 2010. Significant brands whose products experienced sales declines in the third quarter of fiscal 2011 include, Chef Boyardee®, Egg Beaters®, Hunt’s®, Kid Cuisine®, Libby’s®, Orville Redenbacher’s®, PAM®, and Van Camp’s®.
Commercial Foods net sales were $1.07 billion for the third quarter of fiscal 2011, an increase of $74 million, or 7%, compared to the third quarter of fiscal 2010. Commercial Foods net sales were $3.12 billion for the first three quarters of fiscal 2011, an increase of 2% compared to the first three quarters of fiscal 2010. Results in the third quarter of fiscal 2011 reflected the pass-through of $55 million of higher wheat prices, partially offset by decreased volume of approximately 3% in the segment’s flour milling operations. Results for the third quarter of fiscal 2011 also reflected increased volume of approximately 3% in the segment’s Lamb Weston specialty potato operations, partially offset by reduced pricing of specialty potato products. Results in the first three quarters of fiscal 2011 reflected the pass-through of $32 million of higher wheat prices and 1% lower sales volume in the flour milling operations. Results for the first three quarters of fiscal 2011 also reflected higher sales volumes of approximately 4% and lower average selling prices of approximately 2% in our Lamb Weston specialty potato products business.
Selling, General and Administrative Expenses (Includes general corporate expenses)
Selling, general and administrative expenses totaled $421 million for the third quarter of fiscal 2011, an increase of $2 million, as compared to the third quarter of fiscal 2010. Selling, general and administrative expenses for the third quarter of fiscal 2011 reflected the following:
•	a decrease in incentive compensation expense of $30 million,
•	charges totaling $26 million in connection with our restructuring plans,

•	a gain of $25 million from the receipt, as payment in full of all principal and interest due on the remaining Notes received in connection with the divestiture of the trading and merchandising operations in fiscal 2009, in advance of the scheduled maturity dates,
•	a decrease in advertising and promotion expenses of $17 million,

•	a charge of $16 million recognized to reduce the carrying amount of certain property, plant and equipment to its estimated fair value, in anticipation of the sale of those assets,

•	a $6 million decrease in sales and use taxes, and

•	an increase in salaries and wages of $6 million.

Selling, general and administrative expenses for the third quarter of fiscal 2010 included:

•	a benefit of $15 million associated with favorable adjustments to environmental-related liabilities, and

•	a $14 million gain on the sale of the Luck’s® brand.

Selling, general and administrative expenses totaled $1.26 billion for the first three quarters of fiscal 2011, a decrease of $37 million, or 3%, as compared to the first three quarters of fiscal 2010. Selling, general and administrative expenses for the first three quarters of fiscal 2011 reflected the following:
•	a decrease in incentive compensation expense of $89 million,
•	charges of $32 million related to the execution of our restructuring plans,
•	a decrease in advertising and promotion expenses of $30 million,
•	a gain of $25 million from the receipt, as payment in full of all principal and interest due on the remaining Notes received in connection with the divestiture of the trading and merchandising operations in fiscal 2009, in advance of the scheduled maturity dates,
•	an increase in salaries and wages of $20 million,
•	a charge of $16 million recognized to reduce the carrying amount of certain property, plant and equipment to its estimated fair value, in anticipation of the sale of those assets,
•	losses totaling $11 million resulting from a hedge of the fair value of a portion of our outstanding debt and economic hedges of the foreign currency risk of certain financial assets,
•	a decrease of $9 million in stock compensation expense,
•	a decrease of $8 million in sales and use tax expense,
•	an increase in the cost of self-insurance of employee health care of $7 million, and
•	charges of $7 million related to environmental remediation matters.

Selling, general and administrative expenses for the first three quarters of fiscal 2010 included the following:
•	a benefit of $19 million associated with favorable adjustments to environmental-related liabilities,
•	a $14 million gain on the sale of the Luck’s® brand,
•	a net benefit of $8 million, representing costs associated with the Garner accident, more than offset by insurance recoveries, and
•	charges related to the peanut butter and pot pie recalls of $6 million.

Operating Profit (Earnings before general corporate expenses, interest expense, net, income taxes, and equity method investment earnings)

	Operating Profit
	Thirteen weeks ended			Thirty-nine weeks ended
($ in millions)	February 27,	February 28,	%	February 27,	February 28,	%
Reporting Segment	2011	2010	(Dec)	2011	2010	(Dec)
Consumer Foods	$263	$306	(14)%	$761	$886	(14)%
Commercial Foods	139	142	(2)%	378	428	(12)%
Consumer Foods operating profit for the third quarter of fiscal 2011 was $263 million, a decrease of $43 million, or 14%, compared to the third quarter of fiscal 2010. Gross profits in Consumer Foods were $15 million lower for the third quarter of fiscal 2011 than for the third quarter of fiscal 2010, driven by the impact of higher input costs (particularly for proteins and vegetable oil), partially offset by the benefit of supply chain cost savings initiatives. Other items that significantly impacted Consumer Foods operating profit in the third quarter of fiscal 2011 included:
•	charges of $22 million related to the execution of our restructuring plans,
•	a decrease in advertising and promotion expenses of $19 million,
•	a charge of $16 million recognized to reduce the carrying amount of certain property, plant and equipment to its estimated fair value, in anticipation of the sale of those assets, and
•	a decrease in incentive compensation expense of $13 million.
Selling, general and administrative expenses for the third quarter of fiscal 2010 included a $14 million gain on the sale of the Luck’s® brand.
The weakening of the U.S. dollar relative to foreign currencies resulted in an increase of operating profit of $8 million in the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010.
Consumer Foods operating profit for the first three quarters of fiscal 2011 was $761 million, a decrease of $125 million, or 14%, compared to the first three quarters of fiscal 2010. Gross profits were $108 million lower in the first three quarters of fiscal 2011 than in the first three quarters of fiscal 2010 driven by the impact of higher input costs and lower net sales prices, discussed above, partially offset by the supply chain cost savings initiatives. Other items that significantly impacted Consumer Foods operating profit in the first three quarters of fiscal 2011 included:
•	a decrease in incentive compensation expense of $31 million,
•	charges of $35 million related to the execution of our restructuring plans,
•	a decrease in advertising and promotion expenses of $36 million,
•	an increase in salaries and wages of $10 million, and

•	a charge of $16 million recognized to reduce the carrying amount of certain property, plant and equipment to its estimated fair value, in anticipation of the sale of those assets.
Selling, general and administrative expenses for the third quarter of fiscal 2010 included a $14 million gain on the sale of the Luck’s® brand.
Gross profits from Slim Jim® branded products were $29 million and $14 million in the first three quarters of fiscal 2011 and 2010, respectively, reflecting the impact of the accident and the subsequent recovery of sales volumes. The weakening of the U.S. dollar relative to foreign currencies resulted in an increase of operating profit of $22 million in the first three quarters of fiscal 2011, as compared to the first three quarters of fiscal 2010.
For the third quarter of fiscal 2011, operating profit for the Commercial Foods segment was $139 million, a decrease of $3 million, or 2%, from the third quarter of fiscal 2010. Gross profits in the Commercial Foods segment were $12 million higher in the third quarter of fiscal 2011 than in the third quarter of fiscal 2010, driven by higher conversion margins in our flour milling operations. The benefit of 3% higher sales volume and a higher quality potato crop were largely offset by increased input and processing costs in our specialty potato operations during the third quarter of fiscal 2011.
For the first three quarters of fiscal 2011, operating profit for the Commercial Foods segment was $378 million, a decrease of $50 million, or 12%, largely driven by lower gross profit in the specialty potato operations due to increased input and processing costs. Lower gross profits were partially offset by lower incentive compensation expenses.

Interest Expense, Net
Net interest expense was $52 million and $40 million for the third quarter of fiscal 2011 and 2010, respectively. Included in net interest expense was $2 million and $21 million of interest income in the third quarter of fiscal 2011 and 2010, respectively, principally from the Notes received in connection with the disposition of the trading and merchandising business in June 2008. Interest expense in the third quarter of fiscal 2011 also reflected a net benefit of $4 million from interest rate swaps used to hedge the fair value of certain of our outstanding debt instruments (this hedge was terminated in the second quarter of fiscal 2011) and the benefit of the repayment of $248 million of debt in September 2010.
Net interest expense was $123 million and $122 million for the first three quarters of fiscal 2011 and 2010, respectively. Included in net interest expense was $41 million and $62 million of interest income in the first three quarters of fiscal 2011 and 2010, respectively, principally from the Notes received in connection with the disposition of the trading and merchandising business in June 2008. Net interest expense in the first three quarters of fiscal 2011 also reflected a net benefit of $11 million from interest rate swaps used to hedge the fair value of certain of our outstanding debt instruments and the benefit of the repayment of $248 million of debt in September 2010.
During the fourth quarter of fiscal 2010, we received $115 million as payment in full of all principal and interest due on a portion of the Notes, in advance of the scheduled maturity date. On December 6, 2010, we received $554 million as payment in full of all principal and interest due on the remaining Notes, in advance of the scheduled maturity dates. We expect net interest expense to be significantly higher in the fourth quarter of fiscal 2011 than in the fourth quarter of fiscal 2010, reflecting lower interest income.
Income Taxes
In the third quarters of fiscal 2011 and 2010, our income tax expense was $117 million and $103 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately 35% and 32% for the third quarters of fiscal 2011 and 2010, respectively. In the first three quarters of fiscal 2011 and 2010, our income tax expense was $285 million and $306 million, respectively. The effective tax rate was approximately 34% and 33% for the first three quarters of fiscal 2011 and 2010, respectively. The effective tax rate for the third quarter of fiscal 2010 reflected the benefit of favorable audit settlements and changes in estimates. The lower effective tax rate for the first three quarters of fiscal 2010 reflected the benefit of favorable audit settlements, changes in estimates, and certain income tax credits and deductions identified in fiscal 2010 that related to prior periods.
Equity Method Investment Earnings
Equity method investment earnings were $7 million and $3 million for the third quarter of fiscal 2011 and 2010, respectively, while equity method investment earnings were $17 million and $18 million for the first three quarters of fiscal 2011 and 2010, respectively. Increased equity method investment earnings in the third quarter of fiscal 2011 were the result of more profitable operations of potato processing ventures.
Discontinued Operations
Our discontinued operations generated after-tax income of $8 million in the third quarter of fiscal 2010, and after-tax income of $3 million and $11 million in the first three quarters of fiscal 2011 and 2010, respectively. Operating results from discontinued operations for the first three quarters of fiscal 2011 include the impact of a favorable resolution of a foreign tax matter relating to a divested business. Losses in the first three quarters of fiscal 2010 reflected charges related to certain legal and environmental matters of divested businesses.
Earnings Per Share
Our diluted earnings per share in the third quarter of fiscal 2011 were $0.50. Diluted earnings per share in the third quarter of fiscal 2010 were $0.51 (including earnings of $0.49 per diluted share from continuing operations and $0.02 per diluted share from discontinued operations). Diluted earnings per share were $1.27 and $1.42 (including earnings of $1.39 per diluted share from continuing operations and $0.03 per diluted share from discontinued operations), in the first three quarters of fiscal 2011 and 2010, respectively.
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

At February 27, 2011, we had a $1.5 billion revolving credit facility with a syndicate of financial institutions, which matures in December 2011. We expect to refinance the facility prior to maturity at terms that will enable us to maintain sufficient liquidity to support our business needs. The facility has historically been used principally as a back-up facility for our commercial paper program. As of February 27, 2011, there were no outstanding borrowings under the facility. We did not draw upon this facility or the commercial paper program during the first three quarters of fiscal 2011. Borrowings under the facility bear interest at or below prime rate and may be prepaid without penalty. The facility requires that our consolidated funded debt not exceed 65% of our consolidated capital base, and that our fixed charges coverage ratio be greater than 1.75 to 1.0. As of February 27, 2011, we were in compliance with these financial covenants.
As of the end of the third quarter of fiscal 2011, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the revolving credit facility, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult.
In connection with the divestiture of the trading and merchandising operations in fiscal 2009, we received $550 million (face value) of the Notes issued by the purchaser of the divested business. During the fourth quarter of fiscal 2010, we received $115 million as payment in full of all principal and interest due on a portion of the Notes, in advance of the scheduled maturity date. During the third quarter of fiscal 2011, we received $554 million as payment in full of all principal and interest due on the remaining Notes, in advance of the scheduled maturity dates.
We repurchase our shares of common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board of Directors. In February 2010, our Board of Directors approved a $500 million share repurchase program with no expiration date. In December 2010, our Board of Directors increased the Company’s share repurchase authorization by the amount of the early repayment of the Notes. We repurchased approximately 21.4 million and 30.2 million shares of our common stock for $487 million and $687 million under this program in the third quarter and first three quarters of fiscal 2011, respectively. The Company’s total remaining share repurchase authorization was $267 million as of the end of the third quarter of fiscal 2011. The Company expects to continue repurchasing its shares during the fourth quarter of fiscal 2011, subject to market conditions. Repurchases may be completed through negotiated transactions or open market purchases.
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
Cash Flows
During the first three quarters of fiscal 2011, we used $70 million of cash, which included $940 million generated from operating activities, $181 million generated from investing activities, and $1.20 billion used in financing activities.
Cash generated from operating activities of continuing operations totaled $940 million in the first three quarters of fiscal 2011, as compared to $1.13 billion generated in the first three quarters of fiscal 2010, reflecting contributions of $116 million to our pension plans in the first three quarters of fiscal 2011, decreased income from continuing operations, and higher incentive compensation payments paid in the first three quarters of fiscal 2011 (primarily related to fiscal 2010 performance) than in the first three quarters of fiscal 2010 (primarily related to fiscal 2009 performance). Lower cash generated from continuing operations for the first three quarters of fiscal 2011, as compared to the first three quarters of fiscal 2010, also reflected an increase in inventory in the milling operations of our Commercial Foods segment due largely to an increase in wheat prices. These factors were partially offset by the benefit of changes in certain federal income tax laws that will allow us to defer the payment of a significant amount of income taxes until future years, as well as the receipt of $142 million of interest due on the remaining Notes received in connection with the divestiture of the trading and merchandising operations in fiscal 2009. Cash used in operating activities of discontinued operations was $26 million in the first three quarters of fiscal 2010, reflecting increased inventory levels in the Gilroy Foods & Flavors™ business that was sold in July 2010.

Cash used in investing activities from continuing operations totaled $65 million in the first three quarters of fiscal 2011, versus cash used in investing activities of $319 million in the first three quarters of fiscal 2010. Investing activities of continuing operations in the first three quarters of fiscal 2011 consisted primarily of the receipt of $413 million, as payment in full of all amounts due on the remaining Notes received in connection with the divestiture of the trading and merchandising operations in fiscal 2009 (receipt of interest due is reflected in operating cash flows), capital expenditures of $347 million, and payments totaling $149 million for the acquisition of American Pie and other intangible assets, partially offset by $18 million of insurance proceeds related to the Garner accident. Investing activities of continuing operations in the first three quarters of fiscal 2010 consisted primarily of capital expenditures of $360 million, partially offset by insurance proceeds of $17 million. We generated $246 million of cash from investing activities of discontinued operations in the first three quarters of fiscal 2011 from the disposition of the Gilroy Foods & Flavors™ business in July 2010.
Cash used in financing activities of continuing operations totaled $1.20 billion and $249 million in the first three quarters of fiscal 2011 and 2010, respectively. During the first three quarters of fiscal 2011 and 2010, we paid dividends of $277 million and $258 million, respectively. During the first three quarters of fiscal 2011, we decreased our debt by $292 million, including the repayment of the entire principal balance of $248 million of our 7.875% senior notes on September 15, 2010, due on that date, as well as the repayment of $35 million of bank borrowings by our Lamb Weston BSW potato processing venture. Also in the first three quarters of fiscal 2011, we made cash payments of $662 million to repurchase our common stock as part of our share repurchase program.
We have received $120 million through February 27, 2011 from insurance carriers related to the Garner accident, including $35 million received in the first three quarters of fiscal 2011. Subsequent to the end of our fiscal 2011 third quarter, we reached a settlement in principle with our insurance providers under which we will receive additional payments totaling $48 million.
We estimate our capital expenditures in fiscal 2011 will be approximately $475 million.
Management believes that existing cash balances, cash flows from operations, the proceeds from the early repayment of the Notes, existing credit facilities, and access to capital markets will provide sufficient liquidity to meet our working capital needs, planned capital expenditures and share repurchases, and payment of anticipated quarterly dividends for at least the next twelve months.
Off-Balance Sheet Arrangements
We use off-balance sheet arrangements (e.g., leases accounted for as operating leases) where sound business principles warrant their use. We also periodically enter into guarantees and other similar arrangements as part of transactions in the ordinary course of business. These are described further in “Obligations and Commitments,” below.
Variable Interest Entities Not Consolidated
We have variable interests in certain entities that we have determined to be variable interest entities, but for which we are not the primary beneficiary. We do not consolidate the financial statements of these entities.
We hold a 50% interest in Lamb Weston RDO, a potato processing venture. We provide all sales and marketing services to Lamb Weston RDO. We receive a fee for these services based on a percentage of the net sales of the venture. We reflect the value of our ownership interest in this venture in other assets in our condensed consolidated balance sheets, based upon the equity method of accounting. The balance of our investment was $13 million and $14 million at February 27, 2011 and May 30, 2010, respectively, representing our maximum exposure to loss as a result of our involvement with this venture. The capital structure of Lamb Weston RDO includes owners’ equity of $25 million and term borrowings from banks of $48 million as of February 27, 2011. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this venture.
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
Obligations and Commitments
As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as lease agreements, debt agreements, and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as “take-or-pay” contracts). The unconditional purchase obligation arrangements are entered into in our normal course of business in order to ensure adequate levels of sourced product are available. Of these items, debt and capital lease obligations, which totaled $3.3 billion as of February 27, 2011, were recognized as liabilities in our condensed consolidated balance sheet. Operating lease obligations and unconditional purchase obligations, which totaled $974 million as of February 27, 2011, in accordance with generally accepted accounting principles, were not recognized as liabilities in our condensed consolidated balance sheet.

A summary of our contractual obligations as of February 27, 2011 was as follows (including obligations of discontinued operations):

	Payments Due by Period
	(in millions)
		Less than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Years
Long-term debt	$3,237.5	$351.9	$36.9	$578.4	$2,270.3
Capital lease obligations	62.2	5.4	9.0	5.3	42.5
Operating lease obligations	377.6	65.8	106.5	69.7	135.6
Purchase obligations	596.2	501.3	58.0	20.9	16.0

Total	$4,273.5	$924.4	$210.4	$674.3	$2,464.4

We are also contractually obligated to pay interest on our long-term debt and capital lease obligations. The weighted average interest rate of the long-term debt obligations outstanding as of February 27, 2011 was approximately 6.5%.
The purchase obligations noted in the table above do not reflect $535 million of open purchase orders, some of which are not legally binding. These purchase orders are settleable in the ordinary course of business in less than one year.
As part of our ongoing operations, we also enter into arrangements that obligate us to make future cash payments only upon the occurrence of a future event (e.g., guarantees of debt or lease payments of a third party should the third party be unable to perform). In accordance with generally accepted accounting principles, the following commercial commitments are not recognized as liabilities in our condensed consolidated balance sheet. A summary of our commitments, including commitments associated with equity method investments, as of February 27, 2011 was as follows:

	Amount of Commitment Expiration Per Period
	(in millions)
		Less than			After 5
Other Commercial Commitments	Total	1 Year	1-3 Years	3-5 Years	Years
Guarantees	$63.6	$8.5	$10.9	$12.0	$32.2
Other commitments	0.5	0.5	—	—	—

Total	$64.1	$9.0	$10.9	$12.0	$32.2

In certain limited situations, we will guarantee an obligation of an unconsolidated entity. We guarantee certain leases and other commercial obligations resulting from the 2002 divestiture of our fresh beef and pork operations. The remaining terms of these arrangements do not exceed five years and the maximum amount of future payments we have guaranteed was $14 million, included in the table above, as of February 27, 2011.
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
We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At February 27, 2011, the amount of supplier loans effectively guaranteed by us was $3 million, included in the table above. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.
We are a party to a supply agreement with an onion processing company. We have guaranteed repayment of a loan of this supplier, under certain conditions. At February 27, 2011, the amount of this loan was $25 million, included in the table above. In the event of default on this loan by the supplier, we have the contractual right to purchase the loan from the lender, thereby giving us the rights to underlying collateral. We have not established a liability in connection with this guarantee, as we believe the likelihood of financial exposure to us under this agreement is remote.
The obligations and commitments tables, above, do not include any reserves for income taxes, as we are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes. The liability for gross unrecognized tax benefits at February 27, 2011 was $59 million. The net amount of unrecognized tax benefits at February 27, 2011, that, if recognized, would impact our effective tax rate was $37 million. Recognition of this tax benefit would have a favorable impact on our effective tax rate.

Critical Accounting Estimates
A discussion of our critical accounting estimates can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our annual report on Form 10-K for the fiscal year ended May 30, 2010.
Other Matters
From time to time, we have used the services of a firm whose chief executive officer serves on our Board of Directors. Payments to this firm for environmental and agricultural engineering services performed and structures acquired totaled $0.1 million and $0.3 million in the third quarter and first three quarters of fiscal 2011, respectively, and $0.2 million and $0.3 million for both the third quarter and first three quarters of fiscal 2010, respectively.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The principal market risks affecting us are exposures to price fluctuations of commodity and energy inputs, interest rates, and foreign currencies.
Other than the changes noted below, there have been no material changes in our market risk during the thirty-nine weeks ended February 27, 2011. For additional information, refer to the “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our annual report on Form 10-K for the fiscal year ended May 30, 2010.
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
Interest Rate Risk
From time to time, we use interest rate swaps to manage the effect of interest rate changes on the fair value of our existing debt as well as the forecasted interest payments for the anticipated issuance of debt. During the fourth quarter of fiscal 2010, we entered into interest rate swap contracts used to hedge the fair value of certain of our senior long-term debt. During the second quarter of fiscal 2011, we terminated these interest rate swap contracts.
During the third quarter of fiscal 2011, we entered into interest rate swap contracts to hedge the interest rate risk related to our forecasted issuance of long-term debt in 2014 (based on the anticipated refinancing of the senior long-term debt maturing at that time). The net notional amount of these interest rate derivatives at February 27, 2011 was $250 million. The maximum potential loss associated with these interest rate swap contracts from a hypothetical change of 1% in interest rates is approximately $48 million. Any such gain or loss would be deferred in accumulated other comprehensive income and recognized in earnings over the life of the forecasted interest payments associated with the anticipated debt refinancing.
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

The purpose of this measurement is to provide a single view of the potential risk of loss associated with derivative positions at a given point in time based on recent changes in market prices. Our model uses a 95 percent confidence level. Accordingly, in any given one day time period, losses greater than the amounts included in the table, below, are expected to occur only 5 percent of the time. We include commodity swaps, futures, and options and foreign exchange forwards, swaps, and options in this calculation. The following table provides an overview of our average daily VaR for our energy, agriculture, and other commodities over the thirty-nine week period ending February 27, 2011 as well as the average daily foreign exchange VaR. Other commodities may include items such as packaging, livestock, and/or metals.

	Fair Value Impact
	Average
	During Thirty-nine	Average
	Weeks	During Thirty-nine Weeks
In Millions	Ended February 27, 2011	Ended February 28, 2010
Energy Commodities	$1.5	$1.4
Agriculture Commodities	$2.8	$1.5
Other Commodities	$—	$0.1
Foreign Exchange	$1.3	$0.8
In prior filings, we presented analyses of market risk using a sensitivity analysis methodology. We have begun using a VaR methodology for purposes of this presentation, as this is a methodology used by management in monitoring market risk, and we believe this is a more useful presentation to readers.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of February 27, 2011. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.
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

Part II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are party to a number of lawsuits and claims arising out of the operation of our business, including lawsuits and claims related to the February 2007 recall of our peanut butter products. Subsequent to the end of the third quarter of fiscal 2011, we received formal requests from the U.S. Attorney’s office in Georgia seeking a variety of records and information related to the operations of our peanut butter manufacturing facility in Sylvester, Georgia. The Company believes these requests are related to the previously disclosed June 2007 execution of a search warrant at the facility following the February 2007 recall of our peanut butter products. The Company is cooperating with officials in regard to the requests. After taking into account liabilities recorded for these matters, we believe the ultimate resolution of such matters should not have a material adverse effect on our financial condition, results of operations, or liquidity.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the total number of shares of common stock purchased during the third quarter of fiscal 2011, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

			Total Number of
			Shares	Approximate Dollar
	Total Number	Average	Purchased as Part of	Value of Shares that
	of Shares	Price Paid	Publicly Announced	may yet be Purchased
Period	Purchased	per Share	Programs	under the Programs (1)
November 29 through December 26, 2010	640,000	$22.46	640,000	$739,891,000
December 27, 2010 through January 23, 2011	8,709,234	$22.84	8,709,234	$541,007,000
January 24 through February 27, 2011	12,014,100	$22.77	12,014,100	$267,391,000

Total Fiscal 2011 Third Quarter Activity	21,363,334	$22.79	21,363,334	$267,391,000

(1)	Pursuant to publicly announced share repurchase programs since December 2003, we have repurchased approximately 140.7 million shares at a cost of $3.3 billion through February 27, 2011. During the third quarter of fiscal 2011, the Board of Directors approved a $554.2 million increase to the share repurchase program. The current program has no expiration date.
ITEM 6. EXHIBITS
All exhibits as set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONAGRA FOODS, INC.
By:	/s/ JOHN F. GEHRING
John F. Gehring
Executive Vice President and Chief Financial Officer

By:	/s/ PATRICK D. LINEHAN
Patrick D. Linehan
Senior Vice President and Corporate Controller

Dated this 4th day of April, 2011.

EXHIBIT	DESCRIPTION	PAGE
10.1*	Amendment One dated November 29, 2010 to the ConAgra Foods, Inc. Amended and Restated Non-Qualified CRISP Plan (January 1, 2009 Restatement)	47

10.2*	Amendment Two dated November 29, 2010 to the ConAgra Foods, Inc. Non-Qualified Pension Plan (January 1, 2009 Restatement)	48

10.3*	Amendment Two dated November 29, 2010 to ConAgra Foods, Inc. Amended and Restated Voluntary Deferred Compensation Plan (January 1, 2009 Restatement)	52

10.4*	Amendment One dated December 10, 2010 to ConAgra Foods, Inc. Directors’ Deferred Compensation Plan (September, 2009 Restatement)	54

10.5*	Form of Restricted Stock Unit Agreement under the ConAgra Foods 2009 Stock Plan (Choice Program —post November 2010)	55

10.6*	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the ConAgra Foods 2009 Stock Plan	60

10.7*	ConAgra Foods, Inc. Deferred Compensation Plan Requirements dated December 10, 2010	63

10.8*	Summary of Non-Employee Director Compensation Program	65

12	Statement regarding computation of ratio of earnings to fixed charges	67

31.1	Section 302 Certificate of Chief Executive Officer	68

31.2	Section 302 Certificate of Chief Financial Officer	69

32.1	Section 906 Certificates	70

101.1	The following materials from ConAgra Foods’ Quarterly Report on Form 10-Q for the quarter ended February 27, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

*	Management contract or compensatory plan.