Form 10-K
period 2011-05-29
CONAGRA FOODS INC /DE/
filed 2011-07-19
CIK 23217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 29, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

     Large accelerated filer ☑                                                 Accelerated filer ☐

     Non-accelerated filer  ☐  (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the voting common stock of ConAgra Foods, Inc. held by non-affiliates on November 26, 2010 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $9,415,620,630 based upon the closing sale price on the New York Stock Exchange on such date.

At June 26, 2011, 410,795,628 common shares were outstanding.

Documents incorporated by reference are listed on page 1.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”) are incorporated into Part III.

PART I

ITEM 1.	BUSINESS

a)	General Development of Business

ConAgra Foods, Inc. (“ConAgra Foods”, “Company”, “we”, “us”, or “our”) is one of North America’s leading food companies, with consumer brands in 97% of America’s households sold in grocery, convenience, mass merchandise and club stores. ConAgra Foods also has a strong business-to-business presence, supplying frozen potato and sweet potato products, as well as other vegetable, spice, and grain products to a variety of well-known restaurants, foodservice operators, and commercial customers.

The Company began as a flour-milling company and entered other commodity-based businesses. Over time, through various acquisitions and divestitures, we significantly changed our portfolio of businesses, focusing on adding branded, value-added opportunities, while strategically divesting commodity-based businesses to become one of North America’s leading food companies. Executing this strategy involved the acquisition over time of a number of brands such as Banquet®, Chef Boyardee®, PAM®, Marie Callenders®, and Alexia®. More notable divestitures have included a dehydrated garlic, onion, capsicum and fresh vegetable operation, a trading and merchandising business, packaged meat and cheese operations, a poultry business, beef and pork businesses, and various other businesses. For more information about our more recent acquisitions and divestitures, see “Acquisitions” and “Divestitures” below. Our development over time has also been aided by innovation and organic growth. Recent successes include: Healthy Choice® Café Steamerstm, Healthy Choice® Fresh Mixerstm, Healthy Choice® All Natural Entrées, Marie Callender’s® Pasta Al Dente, and others.

We are focused on growing our core operations, expanding into adjacent categories, and increasing our presence in private label and international operations. Our core operations include the strategic product groups of convenient meals, potatoes, snacks, meal enhancers, and specialty items. We are also focused on sustainable sales and profit growth with strong and improving returns on invested capital. As part of continually strengthening our operating foundation, our major profit-enhancing initiatives have centered on and continue to include:

•	Enhancing our portfolio by developing through innovation and acquiring of products that resonate with consumers;

•	Implementing high-impact, insights-based marketing programs;

•	Partnering strategically with customers to improve linkage, strengthen relationships, and capitalize on growth opportunities;

•	Improving trade spending effectiveness and pricing analytics;

•	Achieving cost savings throughout the supply chain with continuous efficiency improvement programs; and

•	Implementing efficiency initiatives throughout the selling, general, and administrative functions.

The Company’s growth, efficiency, and portfolio improvement initiatives continue to be implemented with high standards of customer service, product safety, and product quality.

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

Acquisitions

In June 2011, subsequent to the end of our fiscal 2011, we purchased the Marie Callender’s® brand trademark from Marie Callender Pie Shops, Inc.

During fiscal 2011, we acquired the assets of American Pie, LLC, a manufacturer of frozen fruit pies, thaw and serve pies, fruit cobblers, and pie crusts under the licensed Marie Callender’s® and Claim Jumper® trade names, as well as frozen dinners, pot pies, and appetizers under the Claim Jumper® trade name. This business is included in the Consumer Foods segment.

During fiscal 2010, we acquired Elan Nutrition, Inc., a privately held formulator and manufacturer of private label snack and nutrition bars. This business is included in the Consumer Foods segment.

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

Divestitures

In May 2011, we completed the sale of substantially all of the assets of our frozen handhelds operations. We reflected the results of these operations as discontinued operations for all periods presented. The assets of the discontinued frozen handhelds operations have been reclassified as assets held for sale within our consolidated balance sheets for all periods presented prior to divestiture.

In the first quarter of fiscal 2011, we completed the sale of substantially all of the assets of Gilroy Foods & Flavorstm dehydrated garlic, onion, capsicum and Controlled Moisturetm, GardenFrost®, Redi-Madetm, and fresh vegetable operations. We reflected the results of these operations as discontinued operations for all periods presented. The assets and liabilities of the discontinued Gilroy Foods & Flavorstm dehydrated vegetable business have been reclassified as assets and liabilities held for sale within our consolidated balance sheets for the period prior to divestiture.

During fiscal 2010, we completed the divestiture of the Fernando’s® foodservice brand. We reflected the results of these operations as discontinued operations for all periods presented.

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

ConAgra Foods is a food company that operates in many sectors of the food industry, with a significant focus on the sale of branded and value-added consumer products, as well as foodservice products and ingredients. We also manufacture and sell private label products. We use many different raw materials, the bulk of which are commodities. The prices paid for raw materials used in our products generally reflect factors such as weather, commodity market fluctuations, currency fluctuations, tariffs, and the effects of governmental agricultural programs. Although the prices of raw materials can be expected to fluctuate as a result of these factors, we believe such raw materials to be in adequate supply and generally available from numerous sources. We have faced increased costs for many of our significant raw materials, packaging, and energy inputs in the last twelve months. We seek to mitigate the higher input costs through productivity and pricing initiatives, and through the use of derivative instruments used to economically hedge a portion of forecasted future consumption.

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

Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 18%, 18%, and 17% of consolidated net sales for fiscal 2011, 2010, and 2009, respectively.

At May 29, 2011, ConAgra Foods and its subsidiaries had approximately 23,200 employees, primarily in the United States. Approximately 48% of our employees are parties to collective bargaining agreements. Of the employees subject to collective bargaining agreements, approximately 40% are parties to collective bargaining agreements that are scheduled to expire during fiscal 2012. We believe that our relationships with employees and their representative organizations are good.

Research and Development

We employ processes at our principal manufacturing locations that emphasize applied research and technical services directed at product improvement and quality control. In addition, we conduct research activities related to the development of new products. Research and development expense was $81 million, $78 million, and $78 million in fiscal 2011, 2010, and 2009, respectively.

EXECUTIVE OFFICERS OF THE REGISTRANT AS OF JULY 19, 2011

			Year First
			Appointed an
			Executive
Name	Title & Capacity	Age	Officer

Gary M. Rodkin	President and Chief Executive Officer	59	2005
John F. Gehring	Executive Vice President, Chief Financial Officer	50	2004
Colleen R. Batcheler	Executive Vice President, General Counsel and Corporate Secretary	37	2008
André J. Hawaux	President, Consumer Foods	50	2006
Brian L. Keck	Executive Vice President and Chief Administrative Officer	58	2010
Patrick D. Linehan	Senior Vice President, Corporate Controller	42	2009
Paul T. Maass	President, Commercial Foods	45	2010
Scott E. Messel	Senior Vice President, Treasurer and
	Assistant Corporate Secretary	52	2001

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

André J. Hawaux joined ConAgra Foods in November 2006 as Executive Vice President, Chief Financial Officer. Prior to joining ConAgra Foods, Mr. Hawaux served as Senior Vice President, Worldwide Strategy & Corporate Development, PepsiAmericas, Inc. (a manufacturer and distributor of a broad portfolio of beverage products) from May 2005. Previously, from 2000 until May 2005, Mr. Hawaux served as Vice President and Chief Financial Officer for Pepsi-Cola North America (a division of PepsiCo, Inc.). Mr. Hawaux serves as a member of the Board of Trustees of the Southern New Hampshire University.

Brian L. Keck joined ConAgra Foods in September 2010 as Executive Vice President and Chief Administrative Officer. In this role, he is responsible for Human Resources, Facilities and Real Estate, and Communication & External Relations. Prior to ConAgra Foods, Mr. Keck was President and Chief Operating Officer of Macy’s Inc.’s Midwest Division where he was responsible for sales, customer service, store operations, finance, distribution, human resources, IT, design and construction, and community affairs. Prior to that, Mr. Keck held multiple senior leadership responsibilities at the May Department Stores Company (acquired by Macy’s) in both operating divisions and corporate-wide roles. From 2000 to 2005, he led May’s Human Resources function after having served as chairman of Meier & Frank Department Stores, a division of May.

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

Paul T. Maass was named President of the Commercial Foods business for ConAgra Foods in October 2010. Mr. Maass joined ConAgra Foods in 1988 as a commodity merchandiser in the trading business and quickly progressed through several roles at ConAgra Foods. In 2003, Mr. Maass was named President and General Manager of ConAgra Mills. He assumed responsibility for J.M. Swank in 2007 and for Spicetec Flavors & Seasonings in 2010.

Scott E. Messel joined ConAgra Foods in August 2001 as Vice President and Treasurer, and in July 2004 was named to his current position.

OTHER SENIOR OFFICERS OF THE REGISTRANT AS OF JULY 19, 2011

Name	Title & Capacity	Age

Albert D. Bolles	Executive Vice President, Research, Quality & Innovation	53
Douglas A. Knudsen	President, ConAgra Foods Sales	56
Gregory L. Smith	Executive Vice President, Supply Chain	47
Joan K. Chow	Executive Vice President, Chief Marketing Officer	51
Allen J. Cooper	Vice President, Internal Audit	47
Nicole B. Theophilus	Senior Vice President, Human Resources	41

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

We make available, free of charge through the “Our Company—Investors—Financial Reports & Filings” link on our Internet website at http://www.conagrafoods.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. We use our Internet website, through the “Our Company—Investors” link, as a channel for routine distribution of important information, including news releases, analyst presentations, and financial information.

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

Volatility in financial markets and deterioration of national and global economic conditions could impact our business and operations in a variety of ways, including as follows:

•	consumers may shift purchases to lower-priced private label or other value offerings, or may forego certain purchases altogether during economic downturns, which may adversely affect the results of our Consumer Foods operations;

•	decreased demand in the restaurant business, particularly casual and fine dining, may adversely affect our Commercial Foods operations;

•	volatility in commodity and other input costs could substantially impact our result of operations;

•	volatility in the equity markets or interest rates could substantially impact our pension costs and required pension contributions; and

•	it may become more costly or difficult to obtain debt or equity financing to fund operations or investment opportunities, or to refinance our debt in the future, in each case on terms and within a time period acceptable to us.

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

The food industry is highly competitive, and increased competition can reduce our sales due to loss of market share or the need to reduce prices to respond to competitive and customer pressures. Competitive pressures also may restrict our ability to increase prices, including in response to commodity and other cost increases. In most product categories, we compete not only with other widely advertised branded products, but also with private label products that are generally sold at lower prices. A strong competitive response from one or more of our competitors to our marketplace efforts, or a consumer shift towards private label offerings, could result in us reducing pricing, increasing marketing or other expenditures, or losing market share. Our profits could decrease if a reduction in prices or increased costs are not counterbalanced with increased sales volume.

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

We may not successfully complete proposed acquisitions or divestitures or integrate acquired businesses.

From time to time, we evaluate acquisition candidates that may strategically fit our business objectives. If we are unable to complete acquisitions or to successfully integrate and develop acquired businesses, our financial results could be materially and adversely affected. In addition, we may divest businesses that do not meet our strategic objectives, or do not meet our growth or profitability targets. We may not be able to complete desired or proposed divestitures on terms favorable to us. Gains or losses on the sales of, or lost operating income from, those businesses may affect our profitability. Moreover, we may incur asset impairment charges related to acquisitions or divestitures that reduce our profitability.

Our acquisition or divestiture activities may present financial, managerial, and operational risks. Those risks include diversion of management attention from existing businesses, difficulties integrating or separating personnel and financial and other systems, effective and immediate implementation of control environment processes across our employee population, adverse effects on existing business relationships with suppliers and customers, inaccurate estimates of fair value made in the accounting for acquisitions and amortization of acquired intangible assets which would reduce future reported earnings, potential loss of customers or key employees of acquired businesses, and indemnities and potential disputes with the buyers or sellers. Any of these factors could affect our product sales, financial condition and results of operations.

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

Each year we engage in billions of dollars of transactions with our customers and vendors. Because the amount of dollars involved is so significant, our information technology resources must provide connections among our marketing, sales, manufacturing, logistics, customer service, and accounting functions. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure and to maintain the related automated and manual control processes, we could be subject to billing and collection errors, business disruptions, or damage resulting from security breaches. We began implementing new financial and operational information technology systems in fiscal 2008 and placed systems into production during fiscal 2008, 2009, 2010, and 2011. If future implementation problems are encountered, our results of operations could be negatively impacted.

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

CONSUMER FOODS REPORTING SEGMENT

General offices in Omaha, Nebraska, Naperville, Illinois, Miami, Florida, Toronto, Canada, Mexico City, Mexico, San Juan, Puerto Rico, Shanghai, China, Panama City, Panama, and Bogota, Colombia.

As of July 19, 2011, thirty-nine domestic manufacturing facilities in Arkansas, California, Georgia, Illinois, Indiana, Iowa, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, Ohio, Pennsylvania, Tennessee, and Wisconsin. Three international manufacturing facilities in Canada and Mexico (one 50% owned) and one in Arroyo Dulce, Argentina.

COMMERCIAL FOODS REPORTING SEGMENT

Domestic general, marketing, and administrative offices in Omaha, Nebraska, Eagle, Idaho, and Tri-Cities, Washington. International general and merchandising offices in Beijing, China, Shanghai, China, Tokyo, Japan, and Singapore.

As of July 19, 2011, forty-one domestic production facilities in Alabama, California, Colorado, Florida, Georgia, Idaho, Illinois, Louisiana, Minnesota, Nebraska, New Jersey, Ohio, Oregon, Pennsylvania, Texas, and Washington; one international production facility in Guaynabo, Puerto Rico; one manufacturing facility in Taber, Canada; one 50% owned manufacturing facility in each of Colorado, Minnesota, Washington, and the United Kingdom; one 67% owned manufacturing facility in Puerto Rico; and three 50% owned manufacturing facilities in the Netherlands.

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

The environmental proceedings include litigation and administrative proceedings involving Beatrice’s status as a potentially responsible party at 37 Superfund, proposed Superfund, or state-equivalent sites. These sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. Beatrice has paid or is in the process of paying its liability share at 34 of these sites. Reserves for these matters have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The reserves for Beatrice-related environmental matters totaled $68.5 million as of May 29, 2011, a majority of which relates to the Superfund and state-equivalent sites referenced above. The reserve for Beatrice-related environmental matters reflects a reduction in pre-tax expense of $15.4 million made in the third quarter of fiscal 2010 due to favorable regulatory developments at one of the sites. We expect expenditures for Beatrice-related environmental matters to continue for up to 19 years.

We are a party to a number of lawsuits and claims arising out of the operation of our business, including lawsuits and claims related to the February 2007 recall of our peanut butter products and litigation we initiated against an insurance carrier to recover our settlement expenditures and defense costs. We recognized a charge of $24.8 million during the third quarter of fiscal 2009 in connection with the disputed coverage with this insurance carrier. During the second quarter of fiscal 2010, a Delaware state court rendered a decision on certain matters in our claim for the disputed coverage favorable to the insurance carrier. We appealed this decision and, during the fourth quarter of fiscal 2011, we received a favorable opinion related to our defense costs and the claim for disputed coverage was remanded to the state court. We continue to vigorously pursue our claim for the disputed coverage. Subsequent to the end of the third quarter of fiscal 2011, we received formal requests from the U.S. Attorney’s office in Georgia seeking a variety of records and information related to the operations of our peanut butter manufacturing facility in Sylvester, Georgia. The Company believes these requests are related to the previously disclosed June 2007 execution of a search warrant at the facility following the February 2007 recall of our peanut butter products. The Company is cooperating with officials in regard to the requests.

On June 9, 2009, an accidental explosion occurred at our manufacturing facility in Garner, North Carolina (the “Garner accident”). This facility was the primary production facility for our Slim Jim® branded meat snacks. On June 13, 2009, the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives announced its determination that the explosion was the result of an accidental natural gas release, and not a deliberate act. During the fourth quarter of fiscal 2011, Jacobs Engineering Group Inc., our engineer and project manager at the site filed a declaratory judgment action against us seeking indemnity for personal injury claims brought against it as a result of the accident. We intend to defend this action vigorously. During the fourth quarter of fiscal 2011, we settled our property and business interruption claims related to the Garner accident with our insurance providers.

We are a party to several lawsuits concerning the use of diacetyl, a butter flavoring ingredient that was added to our microwave popcorn until late 2007. The cases are primarily consumer personal injury suits claiming respiratory illness allegedly due to exposures to vapors from microwaving popcorn. Another case involved a putative class action contending that our packaging information with respect to diacetyl is false and misleading. Through the third quarter of fiscal 2011, we have received a favorable verdict, summary judgment ruling, and two dismissals in connection with these suits, and the class action motion in the packaging suit was denied. The verdict and the favorable summary judgment ruling were appealed and the summary judgment was affirmed in the fourth quarter of fiscal 2011. We do not believe these cases possess merit and continue to vigorously defend them.

After taking into account liabilities recognized for all of the foregoing matters, management believes the ultimate resolution of such matters should not have a material adverse effect on our financial condition, results of operations, or liquidity.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange where it trades under the ticker symbol: CAG. At June 26, 2011, there were approximately 23,500 shareholders of record.

Quarterly sales price and dividend information is set forth in Note 23 “Quarterly Financial Data (Unaudited)” to the consolidated financial statements and incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents the total number of shares of common stock purchased during the fourth quarter of fiscal 2011, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

				Maximum Number (or
	Total Number	Average	Total Number of Shares	Approximate Dollar
	of Shares (or	Price Paid	Purchased as Part of	Value) of Shares that
	Units)	per Share	Publicly Announced	may yet be Purchased
Period	Purchased	(or Unit)	Plans or Programs (1)	under the Program (1)

February 28 through March 27, 2011	5,965,929	23.15	5,965,929	$129,284,000
March 28 through April 24, 2011	—	—	—	$129,284,000
April 25 through May 29, 2011	—	—	—	$129,284,000

Total Fiscal 2011 Fourth Quarter	5,965,929	23.15	5,965,929	$129,284,000

(1)	Pursuant to publicly announced share repurchase programs from December 2003, we have repurchased approximately 146.7 million shares at a cost of $3.4 billion through May 29, 2011. During the third quarter of fiscal 2011, the Board of Directors approved a $554.2 million increase to the share repurchase program. The current program has no expiration date.

ITEM 6.	SELECTED FINANCIAL DATA

For the Fiscal Years Ended May	2011	2010	2009	2008	2007

Dollars in millions, except per share amounts
Net sales (1)	$12,303.1	$12,014.9	$12,348.6	$11,173.1	$10,102.2
Income from continuing operations (1)	$830.3	$742.6	$615.2	$489.7	$448.3
Net income attributable to ConAgra Foods, Inc.	$817.0	$725.8	$978.4	$930.6	$764.6
Basic earnings per share:
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders (1)	$1.92	$1.68	$1.36	$1.00	$0.89
Net income attributable to ConAgra Foods, Inc. common stockholders	$1.90	$1.63	$2.16	$1.91	$1.52
Diluted earnings per share:
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders (1)	$1.90	$1.66	$1.35	$1.00	$0.88
Net income attributable to ConAgra Foods, Inc. common stockholders	$1.88	$1.62	$2.15	$1.90	$1.51
Cash dividends declared per share of common stock	$0.89	$0.79	$0.76	$0.75	$0.72
At Year-End
Total assets	$11,408.7	$11,738.0	$11,073.3	$13,682.5	$11,835.5
Senior long-term debt (noncurrent)	$2,674.4	$3,030.5	$3,259.5	$3,180.4	$3,211.7
Subordinated long-term debt (noncurrent)	$195.9	$195.9	$195.9	$200.0	$200.0

(1)	Amounts exclude the impact of discontinued operations of the packaged meats and cheese operations, the Knott’s Berry Farm® operations, the trading and merchandising operations, the Fernando’s® operations, the Gilroy Foods & Flavorstm operations, and the frozen handhelds operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a summary of significant factors relevant to our financial performance and condition. The discussion should be read together with our consolidated financial statements and related notes in Item 8, Financial Statements and Supplementary Data. Results for the fiscal year ended May 29, 2011 are not necessarily indicative of results that may be attained in the future.

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

Fiscal 2011 diluted earnings per share were $1.88, including $1.90 per diluted share of income from continuing operations and a loss of $0.02 per diluted share from discontinued operations. Fiscal 2010 diluted earnings per share were $1.62, including income from continuing operations of $1.66 per diluted share and a loss of $0.04 per diluted share from discontinued operations. Several significant items affect the comparability of year-over-year results of continuing operations (see “Items Impacting Comparability” below).

Items Impacting Comparability

Items of note impacting comparability for fiscal 2011 included the following:

Reported within Continuing Operations

•	a gain of $105 million ($66 million after-tax) from the settlement of an insurance claim related to the Garner accident,

•	charges totaling $56 million ($35 million after-tax) under our restructuring plans, and

•	a gain of $25 million ($16 million after-tax) from the receipt, as payment in full of all principal and interest due on the remaining payment-in-kind notes received in connection with the divestiture of the trading and merchandising operations in fiscal 2009 (the “Notes”), in advance of the scheduled maturity dates.

Reported within Discontinued Operations

•	Losses totaling $22 million ($14 million after-tax) due to the write-down of the carrying value of the assets of a small business.

Items of note impacting comparability for fiscal 2010 included the following:

Reported within Continuing Operations

•	charges totaling $40 million ($25 million after-tax) under our restructuring plans,

•	charges totaling $33 million ($21 million after-tax) related to an impairment of a partially completed production facility,

•	a benefit of $15 million ($9 million after-tax) from a favorable adjustment relating to an environmental liability,

•	charges totaling $14 million ($9 million after-tax) for transaction-related costs associated with securing federal tax benefits related to the Delhi, LA sweet potato production facility,

•	a gain of $14 million ($9 million after-tax) from the sale of the Luck’s® brand, and

•	a benefit of $20 million from a lower-than-planned income tax rate.

Reported within Discontinued Operations

•	Charges totaling $59 million ($40 million after-tax) primarily representing a write-down of the carrying value of the assets of the Company’s discontinued dehydrated vegetable operations.

Settlement of Insurance Claim related to Garner, North Carolina Accident

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

In the fourth quarter of fiscal 2011, we reached a settlement of this matter with our insurance providers, and we recognized a gain, net of fiscal 2011 expenditures related to this matter, of approximately $105 million.

The costs incurred and insurance recoveries recognized, in fiscal 2011 and 2010, are reflected in our consolidated financial statements, as follows:

	Year Ended May 29, 2011			Year Ended May 30, 2010
	Consumer			Consumer
	Foods	Corporate	Total	Foods	Corporate	Total

Cost of goods sold:
Inventory write-downs and other costs	$1	$—	$1	$12	$—	$12
Selling, general and administrative expenses:
Fixed asset impairments, clean-up costs, etc.	$3	$—	$3	$47	$3	$50
Insurance recoveries recognized	(109)	—	(109)	(58)	—	(58)

Total selling, general and administrative expenses	$(106)	$—	$(106)	$(11)	$3	$(8)

Net loss (gain)	$(105)	$—	$(105)	$1	$3	$4

The amounts in the table above exclude actual lost profits due to the interruption of the meat snacks business in the periods presented, but do reflect the recovery of the related business interruption insurance claim in the fourth quarter of fiscal 2011.

Restructuring Plans

In February 2011, our Board of Directors approved a plan recommended by executive management designed to optimize our manufacturing and distribution networks (the “Network Optimization Plan”, which we previously referred to as the “2011 plan”). The Network Optimization Plan consists of projects that involve, among other things, the exit of certain manufacturing facilities, the disposal of underutilized manufacturing assets, and actions designed to optimize our distribution network. Implementation of the plan is expected to continue through fiscal 2013 and is intended to improve the efficiency of our manufacturing operations and reduce costs.

In connection with the Network Optimization Plan, we currently estimate we will incur aggregate pre-tax costs of approximately $55 million, including approximately $22 million of cash charges. In fiscal 2011, we recognized charges of $31 million in relation to the Network Optimization Plan.

In March 2010, we announced a plan, authorized by our Board of Directors, related to the long-term production of our meat snack products. The plan provides for the closure of our meat snacks production facility in Garner, North Carolina, and the movement of production to our existing facility in Troy, Ohio. Since the Garner accident, the Troy facility has been producing a portion of our meat snack products. Upon substantial completion of the plan’s implementation by the end of fiscal 2011, the Troy facility has become our primary meat snacks production facility.

In May 2010, we made a decision to consolidate certain administrative functions from Edina, Minnesota, to Naperville, Illinois. The transition of these functions was completed in the first half of fiscal 2011. This plan, together with the plan to move production of our meat snacks from Garner, North Carolina to Troy, Ohio, are collectively referred to as the 2010 restructuring plan (the “2010 plan”). In connection with the 2010 plan, we expect to incur pre-tax cash and non-cash charges of $68 million. In fiscal 2011 and 2010, we recognized charges of approximately $26 million and $39 million, respectively, in relation to these plans.

As part of a focus on cost reduction, we previously carried out a restructuring plan focused on streamlining our supply chain and reducing selling, general, and administrative costs (the “2006-2008 restructuring plan”). As part of the 2006-2008 restructuring plan, we began construction of a new production facility in fiscal 2007. As a result of an updated assessment of manufacturing strategies and the related impact on this partially completed production facility, we decided to divest this facility. Accordingly, in fiscal 2010, we recognized a non-cash impairment charge of $33 million, representing a write-down of the carrying value of the assets to fair value based on anticipated proceeds from the sale. This charge is reflected in selling, general and administrative expenses within the Consumer Foods segment.

The Network Optimization Plan and the 2010 plan are collectively referred to as our restructuring plans.

Management continues to evaluate our manufacturing footprint and potential opportunities to generate cost savings. If such opportunities are identified, the Network Optimization Plan will be amended accordingly, and this could lead to significant additional restructuring expenses.

Acquisitions

In June 2010, we acquired the assets of American Pie, LLC, a manufacturer of frozen fruit pies, thaw and serve pies, fruit cobblers, and pie crusts under the licensed Marie Callender’s® and Claim Jumper® trade names, as well as frozen dinners, pot pies, and appetizers under the Claim Jumper® trade name. We paid $131 million in cash plus assumed liabilities for this business. This business is included in the Consumer Foods segment.

During fiscal 2010, we completed the acquisition of Elan Nutrition (“Elan”), a privately held formulator and manufacturer of private label snack and nutrition bars, for approximately $103 million in cash. This business is included in the Consumer Foods segment.

In June 2011, we purchased various Marie Callender’s® brand trademarks from Marie Callender Pie Shops, Inc., for approximately $58 million.

Divestitures

In July 2010, we completed the sale of substantially all of the assets of Gilroy Foods & Flavorstm dehydrated garlic, onion, capsicum and Controlled Moisturetm, GardenFrost®, Redi-Madetm, and fresh vegetable operations for $246 million in cash. Based on our estimate of proceeds from the sale of this business, we recognized impairment and related charges totaling $59 million ($40 million after-tax) in the fourth quarter of fiscal 2010. We reflected the results of these operations as discontinued operations for all periods presented.

In May 2011, we completed the sale of the assets of our frozen handhelds operations for approximately $10 million. We recognized charges totaling $22 million ($14 million after-tax) relating to the impairment of the long-lived assets of the business. We reflected the results of these operations as discontinued operations for all periods presented.

Capital Allocation

During fiscal 2011, we received $554 million as payment in full of all principal and interest due on the remaining Notes received in connection with the divestiture of the trading and merchandising operations in fiscal 2009, in advance of the scheduled maturity dates.

During fiscal 2011, we repurchased approximately 36 million shares of our common stock for $825 million, and we repaid the entire principal balance of $248 million of our 7.875% senior notes, which were due September 15, 2010. During fiscal 2010, we repurchased 4 million shares of our common stock for $100 million.

During fiscal 2011, we paid dividends of $375 million.

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

In May 2011, we completed the sale of the assets of our frozen handhelds operations for approximately $10 million. We recognized charges totaling $22 million ($14 million after-tax) relating to the impairment of the long-lived assets of the business. We reflected the results of these operations as discontinued operations for all periods presented.

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

Commercial Foods

The Commercial Foods reporting segment principally includes commercially branded foods and ingredients, which are sold primarily to foodservice, food manufacturing, and industrial customers. The segment’s primary products include: specialty potato products, milled grain ingredients, and a variety of vegetable products, seasonings, blends, and flavors, which are sold under brands such as ConAgra Mills®, Lamb Weston®, and Spicetec Flavors & SeasoningsTM.

As discussed above, we reflected the results of the Gilroy Foods & Flavorstm operations as discontinued operations for all periods presented. The assets and liabilities of the divested Gilroy Foods & Flavorstm dehydrated vegetable business have been reclassified as assets and liabilities held for sale within our consolidated balance sheets for all periods presented prior to divestiture.

Presentation of Derivative Gains (Losses) for Economic Hedges of Forecasted Cash Flows in Segment Results

Derivatives used to manage commodity price risk and foreign currency risk are not designated for hedge accounting treatment. We believe these derivatives provide economic hedges of certain forecasted transactions. As such, these derivatives (except those related to our milling operations, see Note 19 to our Consolidated Financial Statements) are recognized at fair market value with realized and unrealized gains and losses recognized in general corporate expenses. The gains and losses are subsequently recognized in the operating results of the reporting segments in the period in which the underlying transaction being economically hedged is included in earnings.

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology (in millions):

	Fiscal Year Ended
	May 29,	May 30,
	2011	2010

Net derivative gains (losses) incurred	$35.1	$(16.9)
Less: Net derivative gains (losses) allocated to reporting segments	0.6	(19.3)

Net derivative gains recognized in general corporate expenses	$34.5	$2.4

Net derivative gains (losses) allocated to Consumer Foods	$3.6	$(14.3)
Net derivative losses allocated to Commercial Foods	(3.0)	(5.0)

Net derivative gains (losses) included in segment operating profit	$0.6	$(19.3)

Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify gains of $34 million and losses of $2 million to segment operating results in fiscal 2012 and 2013 and thereafter, respectively. Amounts allocated, or to be allocated, to segment operating results during fiscal 2011 and thereafter include net losses of $3 million recognized within corporate expense prior to fiscal 2011.

2011 vs. 2010

Net Sales
($ in millions)

	Fiscal 2011	Fiscal 2010	% Increase/
Reporting Segment	Net Sales	Net Sales	(Decrease)

Consumer Foods	$8,002	$7,940	1%
Commercial Foods	4,301	4,075	6%

Total	$12,303	$12,015	2%

Overall, our net sales increased $288 million to $12.3 billion in fiscal 2011, reflecting a 1% increase in our Consumer Foods segment and a 6% increase in our Commercial Foods segment relative to results in fiscal 2010.

Consumer Foods net sales for fiscal 2011 were $8.0 billion, an increase of 1% as compared to fiscal 2010. Results reflected a 2% benefit from acquisitions, net of divestitures, a 1% decrease in volume from existing businesses, and essentially unchanged net pricing and mix. The decrease in volume from existing businesses reflected highly competitive pricing for some products, as well as lower consumption in certain product categories. The net pricing impacts for fiscal 2011 were not significant, reflecting the fact that price increases in the second half of the year were offset by pricing reductions earlier in the year related to competitive pressures.

Sales of products associated with some of our most significant brands, including Blue Bonnet®, Marie Callender’s®, Peter Pan®, Reddi-wip®, Ro*Tel®, Slim Jim®, Snack Pack®, and Wesson®, grew in fiscal 2011. Significant brands that experienced sales declines in fiscal 2011 included ACT II®, Banquet®, Chef Boyardee®, Egg Beaters®, Healthy Choice®, Hunt’s®, Libby’s®, Orville Redenbacher’s®, PAM®, Swiss Miss®, and Van Camp’s ®.

Commercial Foods net sales were $4.3 billion in fiscal 2011, an increase of $226 million, or 6% compared to fiscal 2010. Net sales in our flour milling business were approximately $107 million higher in fiscal 2011 than in fiscal 2010, principally reflecting the pass-through of higher wheat prices. Results also reflected a $98 million increase in sales in our Lamb Weston® specialty potato products business, reflecting higher volume of approximately 4% and flat net pricing and mix. The increase in sales volume included significant growth in sales of sweet potato products.

Selling, General and Administrative Expenses (includes General Corporate Expense) (“SG&A”)

SG&A expenses totaled $1.51 billion for fiscal 2011, a decrease of $308 million, or 17%, compared to fiscal 2010.

Selling, general and administrative expenses for fiscal 2011 reflected the following:

•	a decrease in incentive compensation expense of $130 million,

•	a net benefit of $105 million in connection with the settlement of insurance claims, net of expenses incurred, related to the Garner accident,

•	charges totaling $35 million in connection with our restructuring plans,

•	a decrease in advertising and promotion expense of $37 million,

•	an increase in salaries and labor expense of $26 million,

•	a gain of $25 million from the receipt, as payment in full of all principal and interest due on the remaining Notes received in connection with the divestiture of the trading and merchandising operations in fiscal 2009, in advance of the scheduled maturity dates,

•	a decrease in charitable donations of $13 million,

•	a decrease in stock-based compensation expense of $11 million,

•	an increase in self-insured medical expense of $10 million, and

•	a decrease in property, sales, and use taxes of $10 million.

Selling, general and administrative expenses for fiscal 2010 included the following:

•	charges totaling $36 million in connection with the 2010 plan, consisting of charges related to our decision to move manufacturing activities in Garner, North Carolina to Troy, Ohio, and our decision to move administrative functions in Edina, Minnesota to Naperville, Illinois,

•	a charge of $33 million in connection with the impairment of a partially completed production facility,

•	a benefit of $15 million associated with a favorable adjustment to an environmental-related liability,

•	transaction-related costs of $14 million associated with securing federal tax benefits related to the Delhi, LA sweet potato production facility (the associated income tax benefits will be recognized in future periods),

•	a $14 million gain on the sale of the Luck’s® brand, and

•	a net benefit of $8 million, representing SG&A expenses associated with the Garner accident that were more than offset by insurance recoveries (related charges of $12 million were recognized in cost of goods sold).

Operating Profit
(Earnings before general corporate expense, interest expense (net), income taxes, and equity method investment earnings)
($ in millions)

	Fiscal 2011	Fiscal 2010
	Operating	Operating	% Increase/
Reporting Segment	Profit	Profit	(Decrease)

Consumer Foods	$1,144	$1,110	3%
Commercial Foods	505	539	(6)%

Consumer Foods operating profit increased $34 million in fiscal 2011 versus the prior year to $1.14 billion. Gross profits were $156 million lower in fiscal 2011 than in fiscal 2010 driven by the impact of higher commodity input costs that were not fully offset by the benefit of price increases and supply chain cost savings initiatives. Other items that significantly impacted Consumer Foods operating profit in fiscal 2011 included:

•	a net benefit of $105 million in connection with the settlement of insurance claims, net of expenses incurred, related to the Garner accident,

•	a decrease in incentive compensation expense of $48 million,

•	a decrease in advertising and promotion expense of $42 million,

•	charges totaling $45 million in connection with the Company’s restructuring plans, and

•	the impact of foreign currencies, including related economic hedges, resulted in an increase of operating profit of approximately $27 million in fiscal 2011, as compared to fiscal 2010.

Items that significantly impacted Consumer Foods operating profit in fiscal 2010 included:

•	charges totaling $36 million in connection with our restructuring plans,

•	a charge of $33 million in connection with the impairment of a partially completed production facility, and

•	a $14 million gain on the sale of the Luck’s® brand.

Commercial Foods operating profit decreased $34 million in fiscal 2011 versus the prior year to $505 million. Gross profits in our Lamb Weston® specialty potato business were negatively impacted in fiscal 2011 by significant increases in input costs which more than offset the benefit of increased sales volumes and a higher quality potato crop than that which was processed in fiscal 2010 and the first half of fiscal 2011. Gross profits in our flour milling business improved in fiscal 2011 due to effective management of margins in a volatile wheat market, which more than offset the decrease in sales volumes. SG&A expenses were lower in the Commercial Foods segment in fiscal 2011 as compared to fiscal 2010, largely due to a $13 million decrease in incentive compensation expense. The Commercial Foods segment also recognized charges of $11 million in fiscal 2011 in connection with our restructuring plans.

Interest Expense, Net

In fiscal 2011, net interest expense was $178 million, an increase of $17 million, or 11%, from fiscal 2010. Included in net interest expense was $42 million and $85 million of interest income in fiscal 2011 and 2010, respectively, principally from the Notes received in connection with the divestiture of the trading and merchandising business in June 2008. Interest expense in fiscal 2011 also reflected a net benefit of $13 million primarily resulting from interest rate swaps used to effectively convert the interest rates of certain outstanding debt instruments from fixed to variable (this hedge was terminated in fiscal 2011) and the benefit of the repayment of $248 million of debt in September 2010.

During fiscal 2010, we received $115 million as payment in full of all principal and interest due on a portion of the Notes, in advance of the scheduled maturity date. In December 2010, we received $554 million as payment in full of all principal and interest due on the remaining Notes, in advance of the scheduled maturity dates. We expect net interest expense to be significantly higher in fiscal 2012 than in fiscal 2011, reflecting lower interest income.

Income Taxes

Our income tax expense was $421 million and $361 million in fiscal 2011 and 2010, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was 34% for fiscal 2011 and 33% in fiscal 2010. The lower effective tax rate in fiscal 2010 was reflective of favorable changes in estimates and audit settlements, as well as certain income tax credits and deductions identified in fiscal 2010 that related to prior periods. These benefits were offset, in part, by unfavorable tax consequences of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010.

We expect our effective tax rate in fiscal 2012, exclusive of any unusual transactions or tax events, to be approximately 34%.

Equity Method Investment Earnings

We include our share of the earnings of certain affiliates based on our economic ownership interest in the affiliates. Significant affiliates produce and market potato products for retail and foodservice customers. Our share of earnings from our equity method investments was $26 million ($6 million in the Consumer Foods segment and $20 million in the Commercial Foods segment) and $22 million ($5 million in the Consumer Foods segment and $17 million in the Commercial Foods segment) in fiscal 2011 and 2010, respectively. Equity method investment earnings in the Commercial Foods segment reflected improving market conditions in a foreign potato processing venture and continued difficult market conditions for our domestic potato ventures.

Results of Discontinued Operations

Our discontinued operations generated after-tax losses of $12 million and $19 million in fiscal 2011 and 2010, respectively. In fiscal 2011, we completed the sale of the assets of a small frozen foods business for approximately $10 million. We recognized after-tax impairment charges totaling $14 million in connection with this sale. In fiscal 2010, we decided to divest our dehydrated vegetable operations. As a result of this decision, we recognized an after-tax impairment charge of $40 million in fiscal 2010, representing a write-down of the carrying value of the related long-lived assets to fair value, based on the anticipated sales proceeds. The sale of this business for $246 million in cash was completed in July 2010. Operating results of discontinued operations in fiscal 2011 include the favorable resolution of a foreign tax matter relating to a divested business. Operating results of discontinued operations in fiscal 2010 include charges related to certain legal and environmental matters of divested businesses.

Earnings Per Share

Our diluted earnings per share in fiscal 2011 were $1.88 (including earnings of $1.90 per diluted share from continuing operations and a loss of $0.02 per diluted share from discontinued operations). Our diluted earnings per share in fiscal 2010 were $1.62 (including earnings of $1.66 per diluted share from continuing operations and losses of $0.04 per diluted share from discontinued operations). See “Items Impacting Comparability” above as several significant items affected the comparability of year-over-year results of operations.

2010 vs. 2009

Net Sales
($ in millions)

	Fiscal 2010	Fiscal 2009	% Increase/
Reporting Segment	Net Sales	Net Sales	(Decrease)

Consumer Foods	$7,940	$7,904	—%
Commercial Foods	4,075	4,445	(8)%

Total	$12,015	$12,349	(3)%

Overall, our net sales decreased $334 million to $12.02 billion in fiscal 2010, primarily driven by fiscal 2009 including 53 weeks, as well as lower flour milling net sales in fiscal 2010 resulting from lower underlying wheat costs passed on to customers. This decrease was partially offset by improved pricing and mix in the Consumer Foods segment and the Lamb Weston® specialty potato products business in the Commercial Foods segment. Volume reflected a benefit of approximately 2% in fiscal 2009 due to the inclusion of the additional week of results.

Consumer Foods net sales for fiscal 2010 were $7.94 billion, basically flat as compared to fiscal 2009. Results reflected flat volume and essentially unchanged net pricing and mix. Volume reflected a benefit of approximately 2% in fiscal 2009 due to the inclusion of the additional week of results. Excluding the impact of the additional week, volume increased 2% in fiscal 2010, reflecting successful innovation and marketing.

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

Commercial Foods net sales were $4.08 billion in fiscal 2010, a decrease of $370 million, or 8%, compared to fiscal 2009. Net sales in our flour milling business were approximately $330 million lower in fiscal 2010 than in fiscal 2009, principally reflecting the pass-through of lower wheat prices. Results also reflected a slight decrease in sales in our Lamb Weston® specialty potato products business, reflecting lower volume of approximately 2%, partially offset by increased pricing. Volume reflected a benefit of approximately 2% in fiscal 2009 due to the inclusion of the additional week of results. Excluding the impact of the additional week, volume was essentially unchanged in fiscal 2010, as compared to fiscal 2009.

SG&A Expenses (includes General Corporate Expense) (“SG&A”)

SG&A expenses totaled $1.82 billion for fiscal 2010, an increase of 8% compared to fiscal 2009. We estimate that the inclusion of the extra week in the fiscal 2009 results increased SG&A expenses by approximately 2% in that fiscal year.

Selling, general and administrative expenses for fiscal 2010 reflected the following:

•	an increase in incentive compensation expense of $99 million,

•	charges totaling $36 million in connection with the 2010 plan, consisting of charges related to the Company’s decision to move manufacturing activities in Garner, North Carolina to Troy, Ohio, and the Company’s decision to move administrative functions in Edina, Minnesota to Naperville, Illinois,

•	a charge of $33 million in connection with the impairment of a partially completed production facility,

•	an increase in advertising and promotion expense of $29 million,

•	an increase in self-insured medical expense of $15 million,

•	a benefit of $15 million associated with a favorable adjustment to an environmental-related liability,

•	transaction-related costs of $14 million associated with securing federal tax benefits related to the Delhi, LA sweet potato production facility (the associated income tax benefits will be recognized in future periods),

•	a $14 million gain on the sale of the Luck’s® brand,

•	increase in stock-based compensation expense of $13 million,

•	a decrease in charitable donations of $9 million, and

•	a net benefit of $8 million, representing SG&A expenses associated with the Garner accident that were more than offset by insurance recoveries.

Selling, general and administrative expenses for fiscal 2009 reflected the following:

•	a charge of $50 million representing the net premium and fees paid to retire certain debt instruments prior to maturity,

•	a charge of $25 million related to a coverage dispute with an insurer,

•	a gain of $19 million from the sale of the Pemmican® brand,

•	charges related to peanut butter and pot pie recalls of $11 million,

•	charges of $10 million related to the execution of our restructuring plans, and

•	$5 million of income, net of direct pass-through costs, for reimbursement of expenses related to transition services provided to the buyers of certain divested businesses.

Operating Profit
(Earnings before general corporate expense, interest expense (net), income taxes, and equity method investment earnings)
($ in millions)

	Fiscal 2010	Fiscal 2009
	Operating	Operating	% Increase/
Reporting Segment	Profit	Profit	(Decrease)

Consumer Foods	$1,110	$946	17%
Commercial Foods	539	542	(1)%

Consumer Foods operating profit increased $164 million in fiscal 2010 versus the prior year to $1.1 billion. Gross profits were $262 million higher in fiscal 2010 than in fiscal 2009 driven by the impact of lower commodity input costs, and the benefit of supply chain cost savings initiatives. Consumer Foods SG&A expenses were higher in fiscal 2010 than in fiscal 2009, reflecting a $34 million increase in incentive compensation expenses and a $22 million increase in advertising and promotion expenses. The Consumer Foods segment recognized a $14 million gain on the sale of the Luck’s® brand in fiscal 2010. Charges totaling $36 million were recognized in the Consumer Foods segment in fiscal 2010 in connection with the 2010 plan, including charges related to our decision to move manufacturing activities in Garner, North Carolina to Troy, Ohio, and our decision to move administrative functions in Edina, Minnesota to Naperville, Illinois. An additional charge of $33 million was recognized in connection with the impairment of a production facility, as we made a decision to divest the partially completed facility. The Consumer Foods segment recognized a $19 million gain on the sale of the Pemmican® brand, incurred costs of product recalls classified as SG&A expense of $11 million, and incurred costs of $8 million in connection with our restructuring plans in fiscal 2009. The impact of foreign currencies, including related economic hedges, resulted in a reduction of operating profit of approximately $9 million in fiscal 2010, as compared to fiscal 2009.

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

Commercial Foods operating profit decreased $3 million in fiscal 2010 versus the prior year to $539 million. Improved gross profits in the flour milling business were partially offset by reduced gross profits in the specialty blends and flavorings business and the specialty potato business. Gross profits continued to be negatively impacted by challenging conditions in the foodservice channel as well as high production costs associated with a high cost and poor quality potato crop in our specialty potato business. Commercial Foods SG&A expenses were higher in fiscal 2010 than in fiscal 2009, reflecting a $5 million increase in incentive compensation expenses. Commercial Foods operating profit for fiscal 2009 reflected the benefit of the additional week of operations.

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

Income Taxes

Our income tax expense was $361 million and $317 million in fiscal 2010 and 2009, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was 33% for fiscal 2010 and 34% in fiscal 2009. The lower effective tax rate in fiscal 2010 was reflective of favorable changes in estimates and audit settlements, as well as certain income tax credits and deductions identified in fiscal 2010 that related to prior periods. These benefits were offset, in part, by unfavorable tax consequences of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010.

Equity Method Investment Earnings

We include our share of the earnings of certain affiliates based on our economic ownership interest in the affiliates. Significant affiliates produce and market potato products for retail and foodservice customers. Our share of earnings from our equity method investments was $22 million ($5 million in the Consumer Foods segment and $17 million in the Commercial Foods segment) and $24 million ($5 million in the Consumer Foods segment and $19 million in the Commercial Foods segment) in fiscal 2010 and 2009, respectively. Equity method investment earnings in the Commercial Foods segment reflected continued difficult market conditions for our foreign and domestic potato ventures.

Results of Discontinued Operations

Our discontinued operations generated an after-tax loss of $19 million in fiscal 2010 and earnings of $364 million in fiscal 2009. In fiscal 2010, we decided to divest our dehydrated vegetable operations. As a result of this decision, we recognized an after-tax impairment charge of $40 million in fiscal 2010, representing a write-down of the carrying value of the related long-lived assets to fair value, based on the anticipated sales proceeds. In fiscal 2009, we completed the sale of the trading and merchandising operations and recognized an after-tax gain on the disposition of approximately $301 million. In the fourth quarter of fiscal 2009, we decided to sell certain small foodservice brands. The sale of these brands was completed in June 2009. We recognized after-tax impairment charges of $6 million in fiscal 2009, in anticipation of this divestiture.

Earnings Per Share

Our diluted earnings per share in fiscal 2010 were $1.62 (including earnings of $1.66 per diluted share from continuing operations and a loss of $0.04 per diluted share from discontinued operations). Our diluted earnings per share in fiscal 2009 were $2.15 (including earnings of $1.35 per diluted share from continuing operations and $0.80 per diluted share from discontinued operations), respectively. See “Items Impacting Comparability” above as several other significant items affected the comparability of year-over-year results of operations.

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

At May 29, 2011, we had a $1.5 billion revolving credit facility with a syndicate of financial institutions, which matures in December 2011. We expect to refinance the facility prior to maturity at terms that will enable us to maintain sufficient liquidity to support our business needs. The facility has historically been used principally as a back-up facility for our commercial paper program. As of May 29, 2011, there were no outstanding borrowings under the facility. We did not draw upon this facility or the commercial paper program during fiscal 2011. Borrowings under the facility bear interest at or below prime rate and may be prepaid without penalty. The facility requires that our consolidated funded debt not exceed 65% of our consolidated capital base, and that our fixed charges coverage ratio be greater than 1.75 to 1.0. As of May 29, 2011, we were in compliance with these financial covenants.

As of the end of fiscal 2011, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the revolving credit facility, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult.

In connection with the divestiture of the trading and merchandising operations in fiscal 2009, we received $550 million (face value) of the Notes issued by the purchaser of the divested business. During fiscal 2010, we received $115 million as payment in full of all principal and interest due on a portion of the Notes, in advance of the scheduled maturity date. During fiscal 2011, we received $554 million as payment in full of all principal and interest due on the remaining Notes, in advance of the scheduled maturity dates.

We repurchase our shares of common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board of Directors. In February 2010, our Board of Directors approved a $500 million share repurchase program with no expiration date. We repurchased approximately 4 million shares of our common stock for approximately $100 million under this program in the fourth quarter of fiscal 2010. In December 2010, our Board of Directors increased the Company’s share repurchase authorization by $554 million, the amount of the early repayment of the remaining Notes. We repurchased approximately 36 million shares of our common stock for $825 million under this program in fiscal 2011. The Company’s total remaining share repurchase authorization was $129 million as of the end of fiscal 2011.

In July 2010, we completed the sale of substantially all of the assets of Gilroy Foods & Flavorstm dehydrated garlic, onion, capsicum and Controlled Moisturetm, GardenFrost®, Redi-Madetm, and fresh vegetable operations for $246 million in cash.

On September 15, 2010, we repaid the entire principal balance of $248 million of our 7.875% senior notes, due on that date.

We expect to repay the entire principal balance of $343 million of our 6.75% senior notes, due September 15, 2011, with cash on hand.

Cash Flows

In fiscal 2011, we generated $19 million of cash, which was the net result of $1.35 billion generated from operating activities, $89 million generated from investing activities, $1.43 billion used in financing activities, and an increase of $10 million in cash and cash equivalents due to the effect of changes in foreign currency exchange rates.

Cash generated from operating activities of continuing operations totaled $1.34 billion for fiscal 2011 as compared to $1.43 billion generated in fiscal 2010. Results reflect increased income from continuing operations in fiscal 2011. Improvement in our accounts payable balance largely offset increases in the inventory balance, reflecting the impact of higher commodity costs in our flour milling business. The year-over-year decrease in operating cash flows also reflects higher incentive payments made in fiscal 2011 (earned in fiscal 2010), than those made in fiscal 2010 (related to fiscal 2009 performance). We also contributed $129 million and $123 million to our Company-sponsored pension plans in fiscal 2011 and 2010, respectively. Cash payments of income taxes were $172 million and $291 million in fiscal 2011 and 2010, respectively, reflecting the benefit of changes in certain federal income tax laws that will allow us to defer the payment of a significant amount of income taxes recognized in fiscal 2011 until future years. Fiscal 2011 operating cash flows also reflect the receipt of $142 million of interest due on the remaining Notes received in connection with the divestiture of the trading and merchandising operations in fiscal 2009, and insurance advances of $65 million for reimbursement of out-of-pocket expenses and foregone profits associated with the Garner accident. Cash generated from operating activities of discontinued operations was $12 million and $43 million in fiscal 2011 and 2010, respectively, primarily reflecting income from operations of the discontinued Gilroy Foods & Flavorstm dehydrated vegetable business and reduced inventory balances within that business.

Cash used in investing activities of continuing operations totaled $166 million in fiscal 2011 and $352 million in fiscal 2010. Investing activities of continuing operations in fiscal 2011 consisted primarily of capital expenditures of $466 million and acquisitions of businesses and intangibles (including American Pie®) totaling $149 million, partially offset by the receipt of $413 million, as payment in full of all amounts due on the remaining Notes received in connection with the divestiture of the trading and merchandising operations in fiscal 2009 (receipt of interest due is reflected in operating cash flows), and sales of property, plant and equipment of $19 million. Investing activities of continuing operations in fiscal 2010 included capital expenditures of $482 million and acquisitions of businesses and intangibles (including Elan) totaling $107 million, partially offset by sales of businesses and brands (including the Luck’s® brand) of $22 million and sales of property, plant, and equipment of $88 million. Also included in investing activities of continuing operations in fiscal 2010 was a cash inflow of $92 million (of the total receipt of $115 million) representing the payment in full of all principal and interest due on the first tranche of the Notes, in advance of the scheduled maturity date (the remaining $23 million is reflected as cash generated from operating activities of continuing operations), and insurance advances of $35 million for the replacement of property, plant and equipment destroyed in the Garner accident. We generated $255 million of cash from investing activities of discontinued operations in fiscal 2011 from the disposition of the Gilroy Foods & Flavorstm dehydrated vegetable business.

Cash used in financing activities totaled $1.43 billion in fiscal 2011, as compared to cash used in financing activities of $405 million in fiscal 2010. During fiscal 2011, we repurchased approximately 36 million shares of our common stock for $825 million, we paid dividends of $375 million, and we decreased our debt by $294 million, including the repayment of the entire principal balance of $248 million of our 7.875% senior notes on September 15, 2010, due on that date, as well as the repayment of $35 million of bank borrowings by our Lamb Weston BSW potato processing venture. During fiscal 2011, we also received net proceeds of $60 million from employees exercising stock options, net of tax payments we made related to issuance of stock awards. During fiscal 2010, we paid dividends of $347 million, we repurchased $100 million of our common stock as part of our share repurchase program, and we reduced our long-term debt by $16 million. During fiscal 2010, we also received net proceeds of $55 million from employees exercising stock options, net of tax payments related to issuance of stock awards.

We estimate our capital expenditures in fiscal 2012 will be approximately $475 million. Management believes that existing cash balances, cash flows from operations, existing credit facilities, and access to capital markets will provide sufficient liquidity to meet our working capital needs, planned capital expenditures, and payment of anticipated quarterly dividends for at least the next twelve months.

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

We hold a 50% interest in Lamb Weston RDO, a potato processing venture. We provide all sales and marketing services to Lamb Weston RDO. We receive a fee for these services based on a percentage of the net sales of the venture. We reflect the value of our ownership interest in this venture in other assets in our consolidated balance sheets, based upon the equity method of accounting. The balance of our investment was $14 million at both May 29, 2011 and May 30, 2010, representing our maximum exposure to loss as a result of our involvement with this venture. The capital structure of Lamb Weston RDO includes owners’ equity of $27 million and term borrowings from banks of $50 million as of May 29, 2011. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this venture.

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

OBLIGATIONS AND COMMITMENTS

As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as debt agreements, lease agreements, and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as “take-or-pay” contracts). The unconditional purchase obligation arrangements are entered into in the normal course of business in order to ensure adequate levels of sourced product are available. Of these items, debt and capital lease obligations, which totaled $3.3 billion as of May 29, 2011, were recognized as liabilities in our consolidated balance sheet. Operating lease obligations and unconditional purchase obligations, which totaled approximately $946 million as of May 29, 2011, were not recognized as liabilities in our consolidated balance sheet, in accordance with generally accepted accounting principles.

A summary of our contractual obligations at the end of fiscal 2011 was as follows (including obligations of discontinued operations):

	Payments Due by Period
($ in millions)		Less than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Years

Long-term debt	$3,236.3	$356.7	$532.8	$76.9	$2,269.9
Capital lease obligations	61.8	5.5	9.1	5.2	42.0
Operating lease obligations	367.0	65.5	102.9	66.6	132.0
Purchase obligations	578.5	489.8	40.3	21.8	26.6

Total	$4,243.6	$917.5	$685.1	$170.5	$2,470.5

The purchase obligations noted in the table above do not reflect open purchase orders of approximately $475 million, some of which are not legally binding. These purchase orders are expected to be settled in the ordinary course of business in less than one year.

We are also contractually obligated to pay interest on our long-term debt and capital lease obligations. The weighted average interest rate of the long-term debt obligations outstanding as of May 29, 2011 was approximately 6.4%.

As part of our ongoing operations, we also enter into arrangements that obligate us to make future cash payments only upon the occurrence of a future event (e.g., guarantees of debt or lease payments of a third party should the third party be unable to perform). In accordance with generally accepted accounting principles, the following commercial commitments are not recognized as liabilities in our consolidated balance sheet. A summary of our commitments, including commitments associated with equity method investments, as of the end of fiscal 2011, is as follows:

	Amount of Commitment Expiration per Period
($ in millions)		Less than			After 5
Other Commercial Commitments	Total	1 Year	1-3 Years	3-5 Years	Years

Guarantees	$94.1	$39.7	$10.9	$12.0	$31.5
Other Commitments	0.4	0.4	—	—	—

Total	$94.5	$40.1	$10.9	$12.0	$31.5

In certain limited situations, we will guarantee an obligation of an unconsolidated entity. We guarantee certain leases and other commercial obligations resulting from the 2002 divestiture of our fresh beef and pork operations. The remaining terms of these arrangements do not exceed five years and the maximum amount of future payments we have guaranteed was approximately $13 million, included in the table above, as of May 29, 2011.

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

We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At May 29, 2011, the amount of supplier loans effectively guaranteed by us was approximately $34 million, included in the table above. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.

We are a party to various agreements with an onion processing company. We have guaranteed, under certain conditions, repayment of a portion of the loan held by this supplier for its onion processing related operations. At May 29, 2011, the amount of our guarantee was $25 million, included in the table above. In the event of default on this loan by the supplier, we have the contractual right to purchase the loan from the lender, thereby giving us secured rights to the underlying collateral. We have not established a liability in connection with this guarantee, as we believe the likelihood of financial exposure to us under this guarantee is remote.

Federal income tax credits were generated related to the construction of our sweet potato production facility in Delhi, Louisiana. Third parties invested in certain of these income tax credits. We have guaranteed these third parties the face value of these income tax credits over their statutory lives, a period of seven years, in the event that the income tax credits are recaptured or reduced. The face value of the income tax credits was $21 million as of May 29, 2011. We believe the likelihood of the recapture or reduction of the income tax credits is remote, and therefore we have not established a liability in connection with this guarantee.

The obligations and commitments tables above do not include any reserves for income taxes, as we are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes. The liability for gross unrecognized tax benefits at May 29, 2011 was approximately $56 million. The net amount of unrecognized tax benefits at May 29, 2011, that, if recognized, would impact our effective tax rate was approximately $36 million. Recognition of this tax benefit would have a favorable impact on our effective tax rate.

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

Marketing Costs—We incur certain costs to promote our products through marketing programs, which include advertising, customer incentives, and consumer incentives. We recognize the cost of each of these types of marketing activities as incurred in accordance with generally accepted accounting principles. The judgment required in determining when marketing costs are incurred can be significant. For volume-based incentives provided to customers, management must continually assess the likelihood of the customer achieving the specified targets. Similarly, for consumer coupons, management must estimate the level at which coupons will be redeemed by consumers in the future. Estimates made by management in accounting for marketing costs are based primarily on our historical experience with marketing programs with consideration given to current circumstances and industry trends. As these factors change, management’s estimates could change and we could recognize different amounts of marketing costs over different periods of time.

We have recognized reserves of approximately $128 million for these marketing costs as of May 29, 2011. Changes in the assumptions used in estimating the cost of any individual customer marketing program would not result in a material change in our results of operations or cash flows.

Advertising and promotion expenses of continuing operations totaled $372 million, $409 million, and $381 million in fiscal 2011, 2010, and 2009, respectively.

Income Taxes—Our income tax expense is based on our income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our income tax expense and in evaluating our tax positions, including evaluating uncertainties. Management reviews tax positions at least quarterly and adjusts the balances as new information becomes available. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. Management evaluates the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings, and available tax planning strategies. These estimates of future taxable income inherently require significant judgment. Management uses historical experience and short and long-range business forecasts to develop such estimates. Further, we employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. To the extent management does not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.

Further information on income taxes is provided in Note 16 to the consolidated financial statements.

Environmental Liabilities—Environmental liabilities are accrued when it is probable that obligations have been incurred and the associated amounts can be reasonably estimated. Management works with independent third-party specialists in order to effectively assess our environmental liabilities. Management estimates our environmental liabilities based on evaluation of investigatory studies, extent of required clean-up, our known volumetric contribution, other potentially responsible parties, and our experience in remediating sites. Environmental liability estimates may be affected by changing governmental or other external determinations of what constitutes an environmental liability or an acceptable level of clean-up. Management’s estimate as to our potential liability is independent of any potential recovery of insurance proceeds or indemnification arrangements. Insurance companies and other indemnitors are notified of any potential claims and periodically updated as to the general status of known claims. We do not discount our environmental liabilities as the timing of the anticipated cash payments is not fixed or readily determinable. To the extent that there are changes in the evaluation factors identified above, management’s estimate of environmental liabilities may also change.

We have recognized a reserve of approximately $70 million for environmental liabilities as of May 29, 2011. The reserve for each site is determined based on an assessment of the most likely required remedy and a related estimate of the costs required to effect such remedy. Historically, the underlying assumptions utilized in estimating this reserve have been appropriate as actual payments have neither differed materially from the previously estimated reserve balances, nor have significant adjustments to this reserve balance been necessary. In fiscal 2010, based on changes in the regulatory environment applicable to a particular site, we reduced the recognized environmental liability by approximately $15 million.

Employment-Related Benefits—We incur certain employment-related expenses associated with pensions, postretirement health care benefits, and workers’ compensation. In order to measure the annual expense associated with these employment-related benefits, management must make a variety of estimates including, but not limited to, discount rates used to measure the present value of certain liabilities, assumed rates of return on assets set aside to fund these expenses, compensation increases, employee turnover rates, anticipated mortality rates, anticipated health care costs, and employee accidents incurred but not yet reported to us. The estimates used by management are based on our historical experience as well as current facts and circumstances. We use third-party specialists to assist management in appropriately measuring the expense associated with these employment-related benefits. Different estimates used by management could result in us recognizing different amounts of expense over different periods of time. We had recognized a pension liability of $352 million and $470 million, a postretirement liability of $322 million and $321 million, and a workers’ compensation liability of $74 million and $73 million, as of the end of fiscal 2011 and 2010, respectively. We also had recognized a pension asset of $15 million as of the end of fiscal 2011, as certain individual plans of the Company had a positive funded status.

We recognized pension expense from Company plans of $55 million, $47 million, and $38 million in fiscal years 2011, 2010, and 2009, respectively, which reflected expected returns on plan assets of $173 million, $161 million, and $159 million, respectively. We contributed $129 million, $123 million, and $112 million to our pension plans in fiscal years 2011, 2010, and 2009, respectively. We anticipate contributing approximately $80 million to our pension plans in fiscal 2012.

One significant assumption for pension plan accounting is the discount rate. We select a discount rate each year (as of our fiscal year-end measurement date) for our plans based upon a hypothetical bond portfolio for which the cash flows from coupons and maturities match the year-by-year projected benefit cash flows for our pension plans. The hypothetical bond portfolio is comprised of high-quality fixed income debt instruments (usually Moody’s Aa) available at the measurement date. Based on this information, the discount rate selected by us for determination of pension expense was 5.8% for fiscal year 2011, 6.9% for fiscal 2010, and 6.6% for fiscal 2009. We selected a discount rate of 5.3% for determination of pension expense for fiscal 2012. A 25 basis point increase in our discount rate assumption as of the beginning of fiscal 2011 would decrease pension expense for our pension plans by $8 million for the year. A 25 basis point decrease in our discount rate assumption as of the beginning of fiscal 2011 would increase pension expense for our pension plans by $9 million for the year. A 25 basis point increase in the discount rate would decrease pension expense by approximately $9 million for fiscal 2012. A 25 basis point decrease in the discount rate would increase pension expense by approximately $10 million for fiscal 2012. For our year-end pension obligation determination, we selected a discount rate of 5.3% and 5.8% for fiscal years 2011 and 2010, respectively.

Another significant assumption used to account for our pension plans is the expected long-term rate of return on plan assets. In developing the assumed long-term rate of return on plan assets for determining pension expense, we consider long-term historical returns (arithmetic average) of the plan’s investments, the asset allocation among types of investments, estimated long-term returns by investment type from external sources, and the current economic environment. Based on this information, we selected 7.75% for the long-term rate of return on plan assets for determining our fiscal 2011 pension expense. A 25 basis point increase/decrease in our expected long-term rate of return assumption as of the beginning of fiscal 2011 would decrease/increase annual pension expense for our pension plans by approximately $5 million. We selected an expected rate of return on plan assets of 7.75% to be used to determine our pension expense for fiscal 2012. A 25 basis point increase/decrease in our expected long-term rate of return assumption as of the beginning of fiscal 2012 would decrease/increase annual pension expense for our pension plans by approximately $6 million.

When calculating expected return on plan assets for pension plans, we use a market-related value of assets that spreads asset gains and losses (differences between actual return and expected return) over five years. The market-related value of assets used in the calculation of expected return on plan assets for fiscal 2011 was $63 million higher than the actual fair value of plan assets.

The rate of compensation increase is another significant assumption used in the development of accounting information for pension plans. We determine this assumption based on our long-term plans for compensation increases and current economic conditions. Based on this information, we selected 4.25% for fiscal years 2011 and 2010 as the rate of compensation increase for determining our year-end pension obligation. We selected 4.25% for the rate of compensation increase for determination of pension expense for fiscal 2011, 2010, and 2009. A 25 basis point increase in our rate of compensation increase assumption as of the beginning of fiscal 2011 would increase pension expense for our pension plans by approximately $1 million for the year. A 25 basis point decrease in our rate of compensation increase assumption as of the beginning of fiscal 2011 would decrease pension expense for our pension plans by approximately $1 million for the year. We selected a rate of 4.25% for the rate of compensation increase to be used to determine our pension expense for fiscal 2012. A 25 basis point increase/decrease in our rate of compensation increase assumption as of the beginning of fiscal 2012 would increase/decrease pension expense for our pension plans by approximately $1 million for the year.

We also provide certain postretirement health care benefits. We recognized postretirement benefit expense of $12 million, $9 million, and $15 million in fiscal 2011, 2010, and 2009, respectively. We reflected liabilities of $322 million and $321 million in our balance sheets as of May 29, 2011 and May 30, 2010, respectively. We anticipate contributing approximately $32 million to our postretirement health care plans in fiscal 2012.

The postretirement benefit expense and obligation are also dependent on our assumptions used for the actuarially determined amounts. These assumptions include discount rates (discussed above), health care cost trend rates, inflation rates, retirement rates, mortality rates, and other factors. The health care cost trend assumptions are developed based on historical cost data, the near-term outlook, and an assessment of likely long-term trends. Assumed inflation rates are based on an evaluation of external market indicators. Retirement and mortality rates are based primarily on actual plan experience. The discount rate we selected for determination of postretirement expense was 5.4% for fiscal 2011, 6.6% for fiscal 2010, and 6.4% for fiscal 2009. We have selected a discount rate of 4.9% for determination of postretirement expense for fiscal 2012. A 25 basis point increase/decrease in our discount rate assumption as of the beginning of fiscal 2011 would not have resulted in a material change to postretirement expense for our plans. We have assumed the initial year increase in cost of health care to be 7.5%, with the trend rate decreasing to 5.0% by 2016. A one percentage point change in the assumed health care cost trend rate would have the following effect:

	One Percent	One Percent
($ in millions)	Increase	Decrease

Effect on total service and interest cost	$1	$(1)
Effect on postretirement benefit obligation	24	(22)

We provide workers’ compensation benefits to our employees. The measurement of the liability for our cost of providing these benefits is largely based upon actuarial analysis of costs. One significant assumption we make is the discount rate used to calculate the present value of our obligation. The discount rate used at May 29, 2011 was 3.4%. A 25 basis point increase/decrease in the discount rate assumption would not have a material impact on workers’ compensation expense.

Impairment of Long-Lived Assets (including property, plant and equipment), Goodwill, and Identifiable Intangible Assets—We reduce the carrying amounts of long-lived assets, goodwill, and identifiable intangible assets to their fair values when the fair value of such assets is determined to be less than their carrying amounts (i.e., assets are deemed to be impaired). Fair value is typically estimated using a discounted cash flow analysis, which requires us to estimate the future cash flows anticipated to be generated by the particular asset(s) being tested for impairment as well as to select a discount rate to measure the present value of the anticipated cash flows. When determining future cash flow estimates, we consider historical results adjusted to reflect current and anticipated operating conditions. Estimating future cash flows requires significant judgment by management in such areas as future economic conditions, industry-specific conditions, product pricing, and necessary capital expenditures. The use of different assumptions or estimates for future cash flows could produce different impairment amounts (or none at all) for long-lived assets, goodwill, and identifiable intangible assets.

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

OTHER MATTERS

From time to time, one of our business units has engaged an environmental and agricultural engineering services firm. The firm is a subsidiary of an entity whose chief executive officer serves on our Board of Directors. Payments to this firm for environmental and agricultural engineering services and structures acquired totaled $0.3 million in both fiscal 2011 and 2010.

FORWARD-LOOKING STATEMENTS

This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current views and assumptions of future events and financial performance and are subject to uncertainty and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These factors include, among other things: availability and prices of raw materials, including the impact of inflation; the impact of the 2009 accident at the Garner, North Carolina manufacturing facility, including the ultimate costs incurred versus the amounts received under insurance policies; the effectiveness of our product pricing, including our ability to timely increase prices; future economic circumstances; industry conditions; our ability to execute our operating and network optimization plans; the success of our innovation, marketing, and cost-savings initiatives; the amount and timing of repurchases of our common stock, if any; the competitive environment and related market conditions; operating efficiencies; the ultimate impact of recalls; access to capital; actions of governments and regulatory factors affecting our businesses, including the Patient Protection and Affordable Care Act; and other risks described in our reports filed with the Securities and Exchange Commission. We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks affecting us during fiscal 2011 and 2010 were exposures to price fluctuations of commodity and energy inputs, interest rates, and foreign currencies. These fluctuations impacted all reporting segments, as well as our trading and merchandising activities, which are presented as discontinued operations for all periods presented in our financial statements.

Commodity Market Risk—We purchase commodity inputs such as wheat, corn, oats, soybean meal, soybean oil, meat, dairy products, sugar, natural gas, electricity, and packaging materials to be used in our operations. These commodities are subject to price fluctuations that may create price risk. We enter into commodity hedges to manage this price risk using physical forward contracts or derivative instruments. We have policies governing the hedging instruments our businesses may use. These policies include limiting the dollar risk exposure for each of our businesses. We also monitor the amount of associated counter-party credit risk for all non-exchange-traded transactions. In addition, during our ownership of the trading and merchandising business (divested during quarter one of fiscal 2009), we purchased and sold certain commodities, such as wheat, corn, soybeans, soybean meal, soybean oil, oats, natural gas, and crude oil (presented in discontinued operations).

Interest Rate Risk—From time to time, we use interest rate swaps to manage the effect of interest rate changes on the fair value of our existing debt as well as the forecasted interest payments for the anticipated issuance of debt. During the fourth quarter of fiscal 2010, we entered into interest rate swap contracts used to effectively convert the interest rates of certain outstanding debt instruments from fixed to variable. During the second quarter of fiscal 2011, we terminated these interest rate swap contracts. As a result of this termination, we received proceeds of $32 million. The cumulative adjustment to the fair value of the debt instruments being hedged, $35 million, was included in long-term debt and is being amortized as a reduction of interest expense over the remaining lives of the debt instruments (through fiscal 2014).

During the third quarter of fiscal 2011, we entered into interest rate swap contracts to hedge the interest rate risk related to our forecasted issuance of long-term debt in 2014 (based on the anticipated refinancing of the senior long-term debt maturing at that time). The net notional amount of these interest rate derivatives at May 29, 2011 was $250 million. The maximum potential loss associated with these interest rate swap contracts from a hypothetical change of 1% in interest rates is approximately $53 million. Any such gain or loss would be deferred in accumulated other comprehensive income and recognized in earnings over the life of the forecasted interest payments associated with the anticipated debt refinancing. At May 29, 2011, we had recognized an unrealized loss of $12 million in accumulated other comprehensive income for these derivative instruments.

As of May 29, 2011 and May 30, 2010, the fair value of our fixed rate debt was estimated at $3.6 billion and $4.1 billion, respectively, based on current market rates primarily provided by outside investment advisors. As of May 29, 2011 and May 30, 2010, a one percentage point increase in interest rates would decrease the fair value of our fixed rate debt by approximately $208 million and $234 million, respectively, while a one percentage point decrease in interest rates would increase the fair value of our fixed rate debt by approximately $232 million and $256 million, respectively.

Foreign Currency Risk—In order to reduce exposures for our processing activities related to changes in foreign currency exchange rates, we may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of our operations. This activity primarily relates to economically hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign denominated assets and liabilities.

Value-at-Risk (VaR)—We employ various tools to monitor our derivative risk, including value-at-risk (“VaR”) models. We perform simulations using historical data to estimate potential losses in the fair value of current derivative positions. We use price and volatility information for the prior 90 days in the calculation of VaR that is used to monitor our daily risk. The purpose of this measurement is to provide a single view of the potential risk of loss associated with derivative positions at a given point in time based on recent changes in market prices. Our model uses a 95 percent confidence level. Accordingly, in any given one day time period, losses greater than the amounts included in the table, below, are expected to occur only 5 percent of the time. We include commodity swaps, futures, and options and foreign exchange forwards, swaps, and options in this calculation. The following table provides an overview of our average daily VaR for our energy, agriculture, and other commodities as well as the average daily foreign exchange VaR. Other commodities may include items such as packaging, livestock, and/or metals.

	Fair Value Impact (in millions)
	Average	Average
	During Fifty-two Weeks	During Fifty-two Weeks
	Ended May 29, 2011	Ended May 30, 2010

Energy Commodities	$1.8	$1.3
Agriculture Commodities	$3.2	$1.5
Other Commodities	$—	$0.1
Foreign Exchange	$1.3	$0.9

Prior to fiscal 2011, we presented analyses of market risk using a sensitivity analysis methodology. During fiscal 2011, we began using a VaR methodology for purposes of this presentation, as this is a methodology used by management in monitoring market risk, and we believe this is a more useful presentation to readers.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF EARNINGS

CONAGRA FOODS, INC. AND SUBSIDIARIES

Dollars in millions except per share amounts

	For the Fiscal Years Ended May
	2011	2010	2009

Net sales	$12,303.1	$12,014.9	$12,348.6
Costs and expenses:
Cost of goods sold	9,389.6	8,953.7	9,571.1
Selling, general and administrative expenses	1,511.1	1,819.4	1,683.2
Interest expense, net	177.5	160.4	186.0

Income from continuing operations before income taxes and equity method investment earnings	1,224.9	1,081.4	908.3
Income tax expense	421.0	360.9	317.1
Equity method investment earnings	26.4	22.1	24.0

Income from continuing operations	830.3	742.6	615.2
Income (loss) from discontinued operations, net of tax	(11.5)	(19.3)	363.8

Net income	$818.8	$723.3	$979.0

Less: Net income (loss) attributable to noncontrolling interests	1.8	(2.5)	0.6

Net income attributable to ConAgra Foods, Inc.	$817.0	$725.8	$978.4

Earnings per share—basic
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$1.92	$1.68	$1.36
Income (loss) from discontinued operations attributable to ConAgra Foods, Inc. common stockholders	(0.02)	(0.05)	0.80

Net income attributable to ConAgra Foods, Inc. common stockholders	$1.90	$1.63	$2.16

Earnings per share—diluted
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$1.90	$1.66	$1.35
Income (loss) from discontinued operations attributable to ConAgra Foods, Inc. common stockholders	(0.02)	(0.04)	0.80

Net income attributable to ConAgra Foods, Inc. common stockholders	$1.88	$1.62	$2.15

The accompanying Notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

CONAGRA FOODS, INC. AND SUBSIDIARIES

Dollars in millions

	For the Fiscal Years Ended May
	2011	2010	2009

Net income	$818.8	$723.3	$979.0
Other comprehensive income (loss):
Derivative adjustments, net of tax	(7.2)	0.2	(0.7)
Unrealized gains and losses on available-for-sale securities, net of tax:
Unrealized net holding losses	(0.1)	—	(0.4)
Reclassification adjustment for losses included in net income	—	—	0.3
Currency translation adjustment:
Unrealized translation gains (losses)	47.3	(3.7)	(72.1)
Reclassification adjustment for losses (gains) included in net income	(1.6)	—	2.0
Pension and postretirement healthcare liabilities, net of tax	24.2	(178.1)	(319.3)

Comprehensive income	881.4	541.7	588.8
Comprehensive income (loss) attributable to noncontrolling interests	1.8	(2.5)	0.6

Comprehensive income attributable to ConAgra Foods, Inc.	$879.6	$544.2	$588.2

The accompanying Notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

CONAGRA FOODS, INC. AND SUBSIDIARIES

Dollars in millions except share data

	May 29, 2011	May 30, 2010

ASSETS
Current assets
Cash and cash equivalents	$972.4	$953.2
Receivables, less allowance for doubtful accounts of $7.8 and $8.5	849.4	849.6
Inventories	1,803.4	1,597.9
Prepaid expenses and other current assets	274.1	307.3
Current assets held for sale	—	252.1

Total current assets	3,899.3	3,960.1

Property, plant and equipment
Land and land improvements	201.3	168.6
Buildings, machinery and equipment	4,440.1	4,093.0
Furniture, fixtures, office equipment and other	871.9	843.0
Construction in progress	184.8	248.0

	5,698.1	5,352.6
Less accumulated depreciation	(3,028.0)	(2,750.2)

Property, plant and equipment, net	2,670.1	2,602.4

Goodwill	3,609.4	3,549.9
Brands, trademarks and other intangibles, net	936.3	874.8
Other assets	293.6	695.6
Noncurrent assets held for sale	—	55.2

	$11,408.7	$11,738.0

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable	$—	$0.6
Current installments of long-term debt	363.5	260.2
Accounts payable	1,083.7	919.1
Accrued payroll	124.1	263.9
Other accrued liabilities	554.3	579.0
Current liabilities held for sale	—	13.4

Total current liabilities	2,125.6	2,036.2

Senior long-term debt, excluding current installments	2,674.4	3,030.5
Subordinated debt	195.9	195.9
Other noncurrent liabilities	1,704.3	1,541.3
Noncurrent liabilities held for sale	—	5.2

Total liabilities	6,700.2	6,809.1

Commitments and contingencies (Notes 17 and 18)
Common stockholders’ equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 567,907,172	2,839.7	2,839.7
Additional paid-in capital	899.1	897.5
Retained earnings	4,853.6	4,417.1
Accumulated other comprehensive loss	(222.7)	(285.3)
Less treasury stock, at cost, common shares 157,412,899 and 125,637,495	(3,668.2)	(2,945.1)

Total ConAgra Foods common stockholders’ equity	4,701.5	4,923.9
Noncontrolling interests	7.0	5.0

Total common stockholders’ equity	4,708.5	4,928.9

	$11,408.7	$11,738.0

The accompanying Notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY

CONAGRA FOODS, INC. AND SUBSIDIARIES

FOR THE FISCAL YEARS ENDED MAY

Dollars in millions except per share amounts

	ConAgra Foods, Inc. Stockholders’ Equity
					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Total
	Shares	Stock	Capital	Earnings	Income (Loss)	Stock	Interests	Equity

Balance at May 25, 2008	566.7	$2,833.4	$866.9	$3,409.5	$286.5	$(2,058.9)	$—	$5,337.4

Stock option and incentive plans	0.5	2.5	17.5	(0.6)		20.7		40.1
Currency translation adjustment, net of reclassification adjustment					(70.1)			(70.1)
Repurchase of common shares						(900.0)		(900.0)
Unrealized loss on securities, net of reclassification adjustment					(0.1)			(0.1)
Derivative adjustment, net of reclassification adjustment					(0.7)			(0.7)
Adoption of new deferred compensation accounting guidance				(3.9)				(3.9)
Pension and postretirement healthcare benefits					(319.3)			(319.3)
Dividends declared on common stock; $0.76 per share				(340.9)				(340.9)
Net income attributable to ConAgra Foods, Inc.				978.4				978.4

Balance at May 31, 2009	567.2	2,835.9	884.4	4,042.5	(103.7)	(2,938.2)	—	4,720.9

Stock option and incentive plans	0.7	3.8	15.1	(1.3)		93.1		110.7
Currency translation adjustment					(3.7)			(3.7)
Repurchase of common shares						(100.0)		(100.0)
Derivative adjustment, net of reclassification adjustment					0.2			0.2
Activities of noncontrolling interests			(2.0)				5.0	3.0
Pension and postretirement healthcare benefits					(178.1)			(178.1)
Dividends declared on common stock; $0.79 per share				(349.9)				(349.9)
Net income attributable to ConAgra Foods, Inc.				725.8				725.8

Balance at May 30, 2010	567.9	2,839.7	897.5	4,417.1	(285.3)	(2,945.1)	5.0	4,928.9

Stock option and incentive plans			3.5	(0.4)		101.9		105.0
Currency translation adjustment, net of reclassification adjustment					45.7			45.7
Repurchase of common shares						(825.0)		(825.0)
Unrealized loss on securities					(0.1)			(0.1)
Derivative adjustment, net of reclassification adjustment					(7.2)			(7.2)
Activities of noncontrolling interests			(1.9)				2.0	0.1
Pension and postretirement healthcare benefits					24.2			24.2
Dividends declared on common stock; $0.89 per share				(380.1)				(380.1)
Net income attributable to ConAgra Foods, Inc.				817.0				817.0

Balance at May 29, 2011	567.9	$2,839.7	$899.1	$4,853.6	$(222.7)	$(3,668.2)	$7.0	$4,708.5

The accompanying Notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

CONAGRA FOODS, INC. AND SUBSIDIARIES

FOR THE FISCAL YEARS ENDED MAY

Dollars in millions

	2011	2010	2009

Cash flows from operating activities:
Net income	$818.8	$723.3	$979.0
Income from discontinued operations	(11.5)	(19.3)	363.8

Income from continuing operations	830.3	742.6	615.2
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	360.9	324.1	304.9
Gain on sale of businesses	—	(14.3)	(19.7)
Asset impairment charges	19.8	64.4	5.3
Impairment charges related to Garner accident	—	31.5	—
Insurance recoveries recognized related to Garner accident	(109.4)	(58.1)	—
Receipts from insurance carriers related to Garner accident	64.5	50.2	—
Distributions from affiliates greater (less) than current earnings	(13.1)	8.5	17.4
Share-based payments expense	44.8	55.8	45.9
Loss on retirement of debt	—	—	49.2
Proceeds from settlement of interest rate swaps	31.5	—	—
Non-cash interest income on payment-in-kind notes	—	(67.9)	(41.1)
Receipt of interest on payment-in-kind notes earned in prior years	102.8	6.2	—
Gain on collection of payment-in-kind notes	(25.0)	—	(3.6)
Contributions to Company pension plans	(129.4)	(122.6)	(112.0)
Other items (including noncurrent deferred income taxes)	267.5	89.7	12.8
Change in operating assets and liabilities excluding effects of business acquisitions and dispositions:
Accounts receivable	2.8	(90.1)	74.8
Inventories	(190.7)	199.6	(47.0)
Prepaid expenses and other current assets	31.6	(20.0)	170.8
Accounts payable	185.0	73.9	17.5
Accrued payroll	(139.2)	96.9	(61.3)
Other accrued liabilities	5.3	59.6	(49.3)

Net cash flows from operating activities—continuing operations	1,340.0	1,430.0	979.8
Net cash flows from operating activities—discontinued operations	12.3	42.7	(855.8)

Net cash flows from operating activities	1,352.3	1,472.7	124.0

Cash flows from investing activities:
Additions to property, plant and equipment	(466.2)	(482.3)	(428.9)
Receipts from insurance carriers related to Garner accident	18.0	34.8	—
Sale of businesses	—	21.7	29.7
Sale of property, plant and equipment	18.9	88.4	17.7
Purchase of businesses and intangible assets	(149.1)	(106.5)	(80.3)
Proceeds from collection of payment-in-kind notes	412.5	91.9	—
Other items	—	—	1.9

Net cash flows from investing activities—continuing operations	(165.9)	(352.0)	(459.9)
Net cash flows from investing activities—discontinued operations	254.8	(3.3)	2,251.1

Net cash flows from investing activities	88.9	(355.3)	1,791.2

Cash flows from financing activities:
Net short-term borrowings	—	—	(578.3)
Issuance of long-term debt	—	—	1,030.1
Repayment of long-term debt	(294.3)	(15.8)	(1,015.7)
Repurchase of ConAgra Foods common shares	(825.0)	(100.0)	(900.0)
Cash dividends paid	(374.5)	(346.7)	(348.2)
Return of cash to minority interest holder	—	—	(20.0)
Exercise of stock options and issuance of other stock awards	59.7	54.7	6.1
Other items	2.1	3.9	(1.1)

Net cash flows from financing activities—continuing operations	(1,432.0)	(403.9)	(1,827.1)
Net cash flows from financing activities—discontinued operations	(0.1)	(0.6)	0.1

Net cash flows from financing activities	(1,432.1)	(404.5)	(1,827.0)

Effect of exchange rate changes on cash and cash equivalents	10.1	(2.9)	(16.7)
Net change in cash and cash equivalents	19.2	710.0	71.5
Discontinued operations cash activity included above:
Add: Cash balance included in assets held for sale at beginning of year	—	—	30.8
Less: Cash balance included in assets held for sale at end of year	—	—	—
Cash and cash equivalents at beginning of year	953.2	243.2	140.9

Cash and cash equivalents at end of year	$972.4	$953.2	$243.2

The accompanying Notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal years ended May 29, 2011, May 30, 2010, and May 31, 2009

Columnar Amounts in Millions Except Per Share Amounts

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year—The fiscal year of ConAgra Foods, Inc. (“ConAgra Foods”, “Company”, “we”, “us”, or “our”) ends the last Sunday in May. The fiscal years for the consolidated financial statements presented consist of 52-week periods for fiscal years 2011 and 2010 and a 53-week period for fiscal year 2009.

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

Investments in Unconsolidated Affiliates—The investments in, and the operating results of, 50%-or-less-owned entities not required to be consolidated are included in the consolidated financial statements on the basis of the equity method of accounting or the cost method of accounting, depending on specific facts and circumstances.

We review our investments in unconsolidated affiliates for impairment whenever events or changes in business circumstances indicate that the carrying amount of the investments may not be fully recoverable. Evidence of a loss in value that is other than temporary include, but are not limited to, the absence of an ability to recover the carrying amount of the investment, the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment, or, where applicable, estimated sales proceeds which are insufficient to recover the carrying amount of the investment. Management’s assessment as to whether any decline in value is other than temporary is based on our ability and intent to hold the investment and whether evidence indicating the carrying value of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Management generally considers our investments in equity method investees to be strategic long-term investments. Therefore, management completes its assessments with a long-term viewpoint. If the fair value of the investment is determined to be less than the carrying value and the decline in value is considered to be other than temporary, an appropriate write-down is recorded based on the excess of the carrying value over the best estimate of fair value of the investment.

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

Property, Plant and Equipment—Property, plant and equipment are carried at cost. Depreciation has been calculated using the straight-line method over the estimated useful lives of the respective classes of assets as follows:

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

Fiscal years ended May 29, 2011, May 30, 2010, and May 31, 2009

Columnar Amounts in Millions Except Per Share Amounts

Goodwill and Other Identifiable Intangible Assets—Goodwill and other identifiable intangible assets with indefinite lives (e.g., brands or trademarks) are not amortized and are tested annually for impairment of value and whenever events or changes in circumstances indicate the carrying amount of the asset may be impaired. Impairment of identifiable intangible assets with indefinite lives occurs when the fair value of the asset is less than its carrying amount. If impaired, the asset’s carrying amount is reduced to its fair value. Goodwill is evaluated using a two-step impairment test at a reporting unit level. A reporting unit can be an operating segment or a business within an operating segment. The first step of the test compares the carrying value of a reporting unit, including goodwill, with its fair value. We estimate the fair value using level 3 inputs as defined by the fair value hierarchy. Refer to Note 21 for the definition of the levels in the fair value hierarchy. The inputs used to calculate the fair value include a number of subjective factors, such as estimates of future cash flows, estimates of our future cost structure, discount rates for our estimated cash flows, required level of working capital, assumed terminal value, and time horizon of cash flow forecasts. If the carrying value of a reporting unit exceeds its fair value, we complete the second step of the test to determine the amount of goodwill impairment loss to be recognized. In the second step, we estimate an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill (including any unrecognized intangible assets). The impairment loss is equal to the excess of the carrying value of the goodwill over the implied fair value of that goodwill. Our annual impairment testing is performed during the fourth quarter using a discounted cash flow-based methodology.

Identifiable intangible assets with definite lives (e.g., licensing arrangements with contractual lives or customer relationships) are amortized over their estimated useful lives and tested for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may be impaired. Identifiable intangible assets with definite lives are evaluated for impairment using a process similar to that used in evaluating elements of property, plant and equipment. If impaired, the asset is written down to its fair value.

Fair Values of Financial Instruments—Unless otherwise specified, we believe the carrying value of financial instruments approximates their fair value.

Environmental Liabilities—Environmental liabilities are accrued when it is probable that obligations have been incurred and the associated amounts can be reasonably estimated. We use third-party specialists to assist management in appropriately measuring the obligations associated with environmental liabilities. Such liabilities are adjusted as new information develops or circumstances change. We do not discount our environmental liabilities as the timing of the anticipated cash payments is not fixed or readily determinable. Management’s estimate of our potential liability is independent of any potential recovery of insurance proceeds or indemnification arrangements. We do not reduce our environmental liabilities for potential insurance recoveries.

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

Fiscal years ended May 29, 2011, May 30, 2010, and May 31, 2009

Columnar Amounts in Millions Except Per Share Amounts

Marketing Costs—We promote our products with advertising, consumer incentives, and trade promotions. Such programs include, but are not limited to, discounts, coupons, rebates, and volume-based incentives. Advertising costs are expensed as incurred. Consumer incentives and trade promotion activities are recorded as a reduction of revenue or as a component of cost of goods sold based on amounts estimated as being due to customers and consumers at the end of the period, based principally on historical utilization and redemption rates. Advertising and promotion expenses totaled $371.9 million, $409.1 million, and $380.6 million in fiscal 2011, 2010, and 2009, respectively, and are included in selling, general and administrative expenses.

Research and Development—We incurred expenses of $81.4 million, $77.9 million, and $78.0 million for research and development activities in fiscal 2011, 2010, and 2009, respectively.

Comprehensive Income—Comprehensive income includes net income, currency translation adjustments, certain derivative-related activity, changes in the value of available-for-sale investments, and changes in prior service cost and net actuarial gains/losses from pension and postretirement health care plans. We generally deem our foreign investments to be essentially permanent in nature and, as such, we do not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars. When we determine that a foreign investment, as well as undistributed earnings, are no longer permanent in nature, estimated taxes are provided for the related deferred taxes, if any, resulting from currency translation adjustments. We reclassified $1.6 million of foreign currency translation net gains to net income due to the disposal or substantial liquidation of foreign subsidiaries in fiscal 2011. We reclassified $2.0 million of foreign currency translation net losses to net income due to the disposal or substantial liquidation of foreign subsidiaries and equity method investments in fiscal 2009.

The following is a rollforward of the balances in accumulated other comprehensive income (loss), net of tax (except for currency translation adjustment):

			Unrealized
			Loss on
	Currency		Available-
	Translation	Net	For-Sale
	Adjustment,	Derivative	Securities, Net		Accumulated
	Net of	Adjustment, Net	of	Pension and	Other
	Reclassification	of Reclassification	Reclassification	Postretirement	Comprehensive
	Adjustments	Adjustments	Adjustments	Adjustments	Income (Loss)

Balance at May 25, 2008	$122.7	$(0.5)	$(1.1)	$165.4	$286.5
Current-period change	(70.1)	(0.7)	(0.1)	(319.3)	(390.2)

Balance at May 31, 2009	52.6	(1.2)	(1.2)	(153.9)	(103.7)
Current-period change	(3.7)	0.2	—	(178.1)	(181.6)

Balance at May 30, 2010	48.9	(1.0)	(1.2)	(332.0)	(285.3)
Current-period change	45.7	(7.2)	(0.1)	24.2	62.6

Balance at May 29, 2011	$94.6	$(8.2)	$(1.3)	$(307.8)	$(222.7)

The following details the income tax expense (benefit) on components of other comprehensive income (loss):

	2011	2010	2009

Net derivative adjustment	$(4.2)	$0.1	$(0.4)
Unrealized losses on available-for-sale securities	(0.1)	—	(0.3)
Reclassification adjustment for losses included in net income	—	—	0.2
Pension and postretirement healthcare liabilities	16.3	(108.5)	(178.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 29, 2011, May 30, 2010, and May 31, 2009

Columnar Amounts in Millions Except Per Share Amounts

Foreign Currency Transaction Gains and Losses—We recognized net foreign currency transaction gains (losses) from continuing operations of $3.9 million, $(6.2) million, and $0.7 million in fiscal 2011, 2010, and 2009, respectively, in selling, general and administrative expenses.

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

Accounting Changes—In June 2009, the Financial Accounting Standards Board (“FASB”) amended its guidance on the consolidation of variable interest entities. This guidance requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. We adopted the provisions of this guidance effective as of the beginning of our fiscal 2011. The impact of the adoption of this guidance was not material to our financial statements.

2.	DISCONTINUED OPERATIONS AND DIVESTITURES

Frozen Handhelds Operations

In May 2011, we completed the sale of substantially all of the assets of our frozen handhelds operations for $9.5 million in cash, subject to final working capital adjustments. We recognized impairment and related charges totaling $21.7 million ($14.2 million after-tax) in fiscal 2011. We reflected the results of these operations as discontinued operations for all periods presented. The assets of the discontinued frozen handhelds operations have been reclassified as assets held for sale within our consolidated balance sheets for all periods presented prior to divestiture.

Gilroy Foods & Flavorstm Operations

During the first quarter of fiscal 2011, we completed the sale of substantially all of the assets of Gilroy Foods & Flavorstm dehydrated garlic, onion, capsicum and Controlled Moisturetm, GardenFrost®, Redi-Madetm, and fresh vegetable operations for $245.7 million in cash. Based on our estimate of proceeds from the sale of this business, we recognized impairment and related charges totaling $59.2 million ($39.9 million after-tax) in the fourth quarter of fiscal 2010. We reflected the results of these operations as discontinued operations for all periods presented. The assets and liabilities of the discontinued Gilroy Foods & Flavorstm dehydrated vegetable business have been reclassified as assets and liabilities held for sale within our consolidated balance sheets for the period prior to divestiture.

In connection with the sale of this business, we entered into agreements to purchase certain ingredients from the divested business for a period of five years. The continuing cash flows related to these agreements are not significant, and accordingly, are not deemed to be direct cash flows of the divested business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 29, 2011, May 30, 2010, and May 31, 2009

Columnar Amounts in Millions Except Per Share Amounts

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

Trading and Merchandising Operations

On March 27, 2008, we entered into an agreement with affiliates of Ospraie Special Opportunities Fund to sell our commodity trading and merchandising operations conducted by ConAgra Trade Group (previously principally reported as the Trading and Merchandising segment). The operations included the domestic and international grain merchandising, fertilizer distribution, agricultural and energy commodities trading and services, and grain, animal, and oil seed byproducts merchandising and distribution business. In June 2008, the sale of the trading and merchandising operations was completed for before-tax proceeds of: 1) approximately $2.2 billion in cash, net of transaction costs (including incentive compensation amounts due to employees due to accelerated vesting), 2) $550.0 million (face value) of payment-in-kind debt securities issued by the purchaser (the “Notes”) which were recorded at an initial estimated fair value of $479.4 million, 3) a short-term receivable of $37.2 million due from the purchaser, and 4) a four-year warrant to acquire approximately 5% of the issued common equity of the parent company of the divested operations, which was recorded at an estimated fair value of $1.8 million. We recognized an after-tax gain on the disposition of approximately $301.2 million in fiscal 2009.

During fiscal 2009, we collected the $37.2 million short-term receivable due from the purchaser. See Note 4 for further discussion on the Notes.

We reflected the results of the divested trading and merchandising operations as discontinued operations for all periods presented.

The results of the aforementioned businesses which have been divested are included within discontinued operations. The summary comparative financial results of discontinued operations were as follows:

	2011	2010	2009

Net sales	$92.4	$355.2	$632.3

Long-lived asset impairment charge	(21.7)	(58.3)	(8.9)
Income (loss) from operations of discontinued operations before income taxes	(18.6)	(38.9)	105.9
Net gain from disposal of businesses	—	—	490.0

Income (loss) before income taxes	(18.6)	(38.9)	595.9
Income tax (expense) benefit	7.1	19.6	(232.1)

Income (loss) from discontinued operations, net of tax	$(11.5)	$(19.3)	$363.8

The effective tax rate for discontinued operations varies significantly from the statutory rate in certain years due to the non-deductibility of a portion of the goodwill of divested businesses and changes in estimates of income taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 29, 2011, May 30, 2010, and May 31, 2009

Columnar Amounts in Millions Except Per Share Amounts

Other Assets Held for Sale

The assets and liabilities classified as held for sale as of May 30, 2010 were as follows:

2010

Receivables, less allowance for doubtful accounts	$29.0
Inventories	221.9
Prepaid expenses and other current assets	1.2

Current assets held for sale	$252.1

Property, plant and equipment, net	$53.0
Goodwill	2.2

Noncurrent assets held for sale	$55.2

Current installments of long-term debt	$0.9
Accounts payable	9.1
Accrued payroll	0.9
Other accrued liabilities	2.5

Current liabilities held for sale	$13.4

Senior long-term debt, excluding current installments	$5.2

Noncurrent liabilities held for sale	$5.2

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

On June 28, 2010, we acquired the assets of American Pie, LLC (“American Pie”) for $131.0 million in cash plus assumed liabilities. American Pie is a manufacturer of frozen fruit pies, thaw and serve pies, fruit cobblers, and pie crusts under the licensed Marie Callender’s® and Claim Jumper® trade names, as well as frozen dinners, pot pies, and appetizers under the Claim Jumper® trade name. Approximately $51.5 million of the purchase price was allocated to goodwill and $61.3 million was allocated to brands, trademarks and other intangibles. The amount allocated to goodwill is deductible for income tax purposes. This business is included in the Consumer Foods segment.

On April 12, 2010, we acquired Elan Nutrition, Inc., a privately held formulator and manufacturer of private label snack and nutrition bars, for $103.5 million in cash plus assumed liabilities. Approximately $66.4 million of the purchase price was allocated to goodwill and $33.6 million was allocated to brands, trademarks and other intangibles. The amount allocated to goodwill is not deductible for income tax purposes. This business is included in the Consumer Foods segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 29, 2011, May 30, 2010, and May 31, 2009

Columnar Amounts in Millions Except Per Share Amounts

On September 22, 2008, we acquired a 49.99% interest in Lamb Weston BSW, LLC (“Lamb Weston BSW” or the “venture”), a potato processing joint venture with Ochoa Ag Unlimited Foods, Inc. (“Ochoa”), for approximately $46.2 million in cash. Lamb Weston BSW subsequently distributed $20.0 million of our initial investment to us. This venture is considered a variable interest entity and is consolidated in our financial statements (see Note 7). Approximately $18.8 million of the purchase price was allocated to goodwill and approximately $11.1 million was allocated to brands, trademarks and other intangibles. The amount allocated to goodwill is deductible by the entity for income tax purposes. This business is included in the Commercial Foods segment.

During fiscal 2009, we completed other various individually immaterial acquisitions of businesses and other identifiable intangible assets for approximately $18.4 million in cash plus assumed liabilities. Approximately $15.1 million of the purchase price was allocated to goodwill, brands, trademarks and other intangibles.

For each of these acquisitions, the amounts allocated to goodwill were primarily attributable to anticipated synergies, product portfolios, and other intangibles that do not qualify for separate recognition.

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

The Notes were issued in three tranches: $99,990,000 original principal amount of 10.5% notes due June 19, 2010; $200,035,000 original principal amount of 10.75% notes due June 19, 2011; and $249,975,000 original principal amount of 11.0% notes due June 19, 2012. The Notes permitted payment of interest in cash or additional notes.

During fiscal 2010, we received $115.4 million as payment in full of all principal and interest due on the first tranche of the Notes, in advance of the scheduled maturity date. During fiscal 2011, we received $554.2 million as payment in full of all principal and interest due on the second and third tranches of the Notes, in advance of the scheduled maturity dates. As a result, we recognized a gain of $25.0 million in fiscal 2011.

At May 30, 2010, the second and third tranches of the Notes, which were classified as other assets in our consolidated balance sheet, had an aggregate carrying value of $490.2 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 29, 2011, May 30, 2010, and May 31, 2009

Columnar Amounts in Millions Except Per Share Amounts

The costs incurred and insurance recoveries recognized, for fiscal 2011 and 2010, were reflected in our consolidated financial statements as follows:

	Fiscal Year Ended May 29, 2011			Fiscal Year Ended May 30, 2010
	Consumer			Consumer
	Foods	Corporate	Total	Foods	Corporate	Total

Cost of goods sold:
Inventory write-downs and other costs	$0.9	$—	$0.9	$11.9	$—	$11.9
Selling, general and administrative expenses:
Fixed asset impairments, clean-up costs, etc.	$2.6	$0.6	$3.2	$47.5	$2.6	$50.1
Insurance recoveries recognized	(109.4)	—	(109.4)	(58.1)	—	(58.1)

Total selling, general and administrative expenses	$(106.8)	$0.6	$(106.2)	$(10.6)	$2.6	$(8.0)

Net loss (gain)	$(105.9)	$0.6	$(105.3)	$1.3	$2.6	$3.9

The amounts in the table above exclude actual lost profits due to the interruption of the meat snacks business in the periods presented, but do reflect the recovery of the related business interruption insurance claim in the fourth quarter of fiscal 2011.

During the fourth quarter of fiscal 2011, the Company settled its property and business interruption claims related to the accident with our insurance providers. Through May 29, 2011, the total payments received from the insurers was $167.5 million and all previously deferred balances have now been recognized. The insurance recoveries recognized in fiscal 2011, included in selling, general and administrative expenses, totaled $109.4 million, representing $84.0 million of reimbursement for business interruption, a $21.3 million gain on involuntary conversion of property, plant and equipment, and recovery of other expenses incurred of $4.1 million.

6.	RESTRUCTURING ACTIVITIES

Network Optimization Plan

During the third quarter of fiscal 2011, our Board of Directors approved a plan recommended by executive management designed to optimize our manufacturing and distribution networks. The plan consists of projects that involve, among other things, the exit of certain manufacturing facilities, the disposal of underutilized manufacturing assets, and actions designed to optimize our distribution network. The plan is expected to be implemented by the end of fiscal 2013 and is intended to improve the efficiency of our manufacturing operations and reduce costs. This plan is referred to as the Network Optimization Plan, which we previously referred to as the 2011 plan.

In connection with the Network Optimization Plan, we expect to incur pre-tax cash and non-cash charges for asset impairments, accelerated depreciation, severance, relocation, and site closure costs of $54.9 million. We have recognized, and/or expect to recognize, expenses associated with the Network Optimization Plan, including but not limited to, impairments of property, plant and equipment, accelerated depreciation, severance and related costs, and plan implementation costs (e.g., consulting, employee relocation, etc.). We anticipate that we will recognize the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 29, 2011, May 30, 2010, and May 31, 2009

Columnar Amounts in Millions Except Per Share Amounts

following pre-tax expenses associated with the Network Optimization Plan in the fiscal 2011 to 2013 timeframe (amounts include charges recognized in fiscal 2011):

	Consumer	Commercial
	Foods	Foods	Total

Accelerated depreciation	$12.5	$—	$12.5
Inventory write-offs and related costs	3.2	0.3	3.5

Total cost of goods sold	15.7	0.3	16.0

Asset impairment	8.6	10.4	19.0
Severance and related costs	7.6	0.1	7.7
Other, net	9.2	3.0	12.2

Total selling, general and administrative expenses	25.4	13.5	38.9

Consolidated total	$41.1	$13.8	$54.9

Included in the above estimates are $22.3 million of charges which have resulted or will result in cash outflows and $32.6 million of non-cash charges.

During fiscal 2011, we recognized the following pre-tax charges in our consolidated statement of earnings for the Network Optimization Plan:

	Consumer	Commercial
	Foods	Foods	Total

Accelerated depreciation	$5.0	$—	$5.0
Inventory write-offs and related costs	0.2	0.3	0.5

Total cost of goods sold	5.2	0.3	5.5

Asset impairment	8.6	10.4	19.0
Severance and related costs	5.2	0.1	5.3
Other, net	0.7	0.1	0.8

Total selling, general and administrative expenses	14.5	10.6	25.1

Consolidated total	$19.7	$10.9	$30.6

Liabilities recorded for the various initiatives and changes therein for fiscal 2011 under the Network Optimization Plan were as follows:

	Balance at	Costs Incurred			Balance at
	May 30,	and Charged	Costs Paid	Changes in	May 29,
	2010	to Expense	or Otherwise Settled	Estimates	2011

Severance and related costs	$—	$5.3	$(0.5)	$—	$4.8
Plan implementation costs	—	0.8	(0.8)	—	—

Total	$—	$6.1	$(1.3)	$—	$4.8

2010 Restructuring Plan

During the fourth quarter of fiscal 2010, our Board of Directors approved a plan recommended by executive management related to the long-term production of our meat snack products. The plan provides for the closure of our meat snacks production facility in Garner, North Carolina, and the movement of production to our existing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 29, 2011, May 30, 2010, and May 31, 2009

Columnar Amounts in Millions Except Per Share Amounts

facility in Troy, Ohio. Since the Garner accident, the Troy facility has been producing a portion of our meat snack products. By the end of fiscal 2011, with the plan substantially implemented, the facility has become our primary meat snacks production facility.

Also in the fourth quarter of fiscal 2010, we made a decision to consolidate certain administrative functions from Edina, Minnesota, to Naperville, Illinois. We completed the transition of these functions in fiscal 2011. This plan, together with the plan to move production of our meat snacks from Garner, North Carolina to Troy, Ohio, is collectively referred to as the 2010 restructuring plan (“2010 plan”).

In connection with the 2010 plan, we expect to incur pre-tax cash and non-cash charges for asset impairments, accelerated depreciation, severance, relocation, and site closure costs of $68.0 million, of which $25.7 million was recognized in fiscal 2011 and $39.2 million was recognized in fiscal 2010. We have recognized expenses associated with the 2010 plan, including but not limited to, impairments of property, plant and equipment, accelerated depreciation, severance and related costs, and plan implementation costs (e.g., consulting, employee relocation, etc.). We anticipate that we will recognize the following pre-tax expenses associated with the 2010 plan in the fiscal 2010 to 2012 timeframe (amounts include charges recognized in fiscal 2010 and 2011):

	Consumer
	Foods	Corporate	Total

Accelerated depreciation	$19.0	$—	$19.0
Inventory write-offs	0.7	—	0.7

Total cost of goods sold	19.7	—	19.7

Asset impairment	16.5	—	16.5
Severance and related costs	17.0	—	17.0
Other, net	11.2	3.6	14.8

Total selling, general and administrative expenses	44.7	3.6	48.3

Consolidated total	$64.4	$3.6	$68.0

Included in the above estimates are $29.7 million of charges which have resulted or will result in cash outflows and $38.3 million of non-cash charges.

During fiscal 2011, we recognized the following pre-tax charges in our consolidated statement of earnings for the 2010 plan:

	Consumer
	Foods	Corporate	Total

Accelerated depreciation	$15.6	$—	$15.6
Inventory write-offs	0.7	—	0.7

Total cost of goods sold	16.3	—	16.3

Severance and related costs	2.8	—	2.8
Other, net	6.5	0.1	6.6

Total selling, general and administrative expenses	9.3	0.1	9.4

Consolidated total	$25.6	$0.1	$25.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 29, 2011, May 30, 2010, and May 31, 2009

Columnar Amounts in Millions Except Per Share Amounts

We recognized the following cumulative (plan inception to May 29, 2011) pre-tax charges related to the 2010 plan in our consolidated statement of earnings:

	Consumer
	Foods	Corporate	Total

Accelerated depreciation	$19.0	$—	$19.0
Inventory write-offs	0.7	—	0.7

Total cost of goods sold	19.7	—	19.7

Asset Impairment	16.5	—	16.5
Severance and related costs	17.0	—	17.0
Other, net	8.1	3.6	11.7

Total selling, general and administrative expenses	41.6	3.6	45.2

Consolidated total	$61.3	$3.6	$64.9

Liabilities recorded for the various initiatives and changes therein for fiscal 2011 under the 2010 plan were as follows:

	Balance at	Costs Incurred	Costs Paid		Balance at
	May 30,	and Charged	or Otherwise	Changes in	May 29,
	2010	to Expense	Settled	Estimates	2011

Severance and related costs	$14.2	$2.8	$(11.1)	$(0.7)	$5.2
Plan implementation costs	1.0	5.3	(5.4)	0.1	1.0
Other costs	3.5	0.1	(0.9)	—	2.7

Total	$18.7	$8.2	$(17.4)	$(0.6)	$8.9

7.	VARIABLE INTEREST ENTITIES

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

As of May 29, 2011, we provided lines of credit of up to $15.0 million to Lamb Weston BSW. Borrowings under the lines of credit bear interest at a rate of LIBOR plus 200 basis points with a floor of 3.25%. In the first quarter of fiscal 2011, we repaid $35.4 million of bank borrowings of Lamb Weston BSW and took assignment of a promissory note from the joint venture, the balance of which was $36.1 million at May 29, 2011. The promissory note is due in December 2015. The promissory note is currently accruing interest at a rate of LIBOR plus 200 basis

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 29, 2011, May 30, 2010, and May 31, 2009

Columnar Amounts in Millions Except Per Share Amounts

points with a floor of 3.25%. The amounts owed by Lamb Weston BSW to the Company are not reflected in our balance sheets, as they are eliminated in consolidation.

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

Due to the consolidation of these variable interest entities, we reflected in our consolidated balance sheets:

	May 29,	May 30,
	2011	2010

Cash and cash equivalents	$5.3	$—
Receivables, less allowance for doubtful accounts	18.9	16.9
Inventories	1.5	1.4
Prepaid expenses and other current assets	0.3	0.3
Property, plant and equipment, net	91.8	96.5
Goodwill	18.8	18.8
Brands, trademarks and other intangibles, net	9.0	9.8

Total assets	$145.6	$143.7

Current installments of long-term debt	$13.4	$6.4
Accounts payable	13.1	12.2
Accrued payroll	0.4	0.3
Other accrued liabilities	0.7	0.7
Senior long-term debt, excluding current installments	30.1	76.8
Other noncurrent liabilities (minority interest)	26.7	24.8

Total liabilities	$84.4	$121.2

The liabilities recognized as a result of consolidating the Lamb Weston BSW entity do not represent additional claims on our general assets. The creditors of Lamb Weston BSW have claims only on the assets of Lamb Weston

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 29, 2011, May 30, 2010, and May 31, 2009

Columnar Amounts in Millions Except Per Share Amounts

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

We hold a 50% interest in Lamb Weston RDO, a potato processing venture. We provide all sales and marketing services to Lamb Weston RDO. We receive a fee for these services based on a percentage of the net sales of the venture. We reflect the value of our ownership interest in this venture in other assets in our consolidated balance sheets, based upon the equity method of accounting. The balance of our investment was $13.6 million and $13.8 million at May 29, 2011 and May 30, 2010, respectively, representing our maximum exposure to loss as a result of our involvement with this venture. The capital structure of Lamb Weston RDO includes owners’ equity of $27.3 million and term borrowings from banks of $49.5 million as of May 29, 2011. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this venture.

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

8.	GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The change in the carrying amount of goodwill for fiscal 2011 and 2010 was as follows:

	Consumer	Commercial
	Foods	Foods	Total

Balance as of May 31, 2009	$3,352.1	$129.3	$3,481.4
Acquisitions	66.4	—	66.4
Translation and other	2.8	(0.7)	2.1

Balance as of May 30, 2010	$3,421.3	$128.6	$3,549.9

Acquisitions	51.5	—	51.5
Translation and other	6.9	1.1	8.0

Balance as of May 29, 2011	$3,479.7	$129.7	$3,609.4

Other identifiable intangible assets were as follows:

	2011		2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Non-amortizing intangible assets	$771.2	$—	$771.2	$—
Amortizing intangible assets	213.9	48.8	134.8	31.2

Total	$985.1	$48.8	$906.0	$31.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 29, 2011, May 30, 2010, and May 31, 2009

Columnar Amounts in Millions Except Per Share Amounts

Non-amortizing intangible assets are comprised of brands and trademarks.

Amortizing intangible assets, carrying a weighted average life of approximately 13 years, are principally composed of licensing arrangements and customer relationships. For fiscal 2011, 2010, and 2009, we recognized amortization expense of $17.8 million, $7.8 million, and $6.6 million, respectively. Based on amortizing assets recognized in our balance sheet as of May 29, 2011, amortization expense is estimated to average approximately $16.5 million for each of the next five years, with a high expense of $18.3 million in fiscal year 2012 and decreasing to a low expense of $14.4 million in fiscal year 2016.

In connection with the acquisition of American Pie LLC in fiscal 2011, we allocated approximately $51.5 million of the purchase price to deductible goodwill and approximately $61.3 million to intangible assets (all of which is presented in the Consumer Foods segment). In fiscal 2011, we also acquired $18.0 million of intangible assets in support of manufacturing reliability and other process technologies.

In connection with the acquisition of Elan in fiscal 2010, we allocated approximately $66.4 million of the purchase price to non-deductible goodwill and approximately $33.6 million to intangible assets (all of which is presented in the Consumer Foods segment).

In connection with the acquisition of Lamb Weston BSW in fiscal 2009, we allocated approximately $18.8 million of the purchase price to deductible goodwill and approximately $11.1 million to intangible assets (all of which is presented in the Commercial Foods segment).

9.	EARNINGS PER SHARE

Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock awards, and other dilutive securities.

The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	2011	2010	2009

Net Income available to ConAgra Foods, Inc. common stockholders:
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$828.5	$745.1	$614.6
Income (loss) from discontinued operations, net of tax, attributable to ConAgra Foods, Inc. common stockholders	(11.5)	(19.3)	363.8

Net income attributable to ConAgra Foods, Inc. common stockholders	$817.0	$725.8	$978.4
Less: Increase in redemption value of noncontrolling interests in excess of earnings allocated	(1.9)	(1.5)	—

Net income available to ConAgra Foods, Inc. common stockholders	$815.1	$724.3	$978.4

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	429.7	443.6	452.9
Add: Dilutive effect of stock options, restricted stock awards, and other dilutive securities	4.6	3.5	2.5

Diluted weighted average shares outstanding	434.3	447.1	455.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 29, 2011, May 30, 2010, and May 31, 2009

Columnar Amounts in Millions Except Per Share Amounts

At the end of fiscal 2011, 2010, and 2009, there were 15.8 million, 18.8 million, and 33.3 million stock options outstanding, respectively, that were excluded from the computation of shares contingently issuable upon exercise of the stock options because exercise prices exceeded the annual average market value of our common stock.

10.	INVENTORIES

The major classes of inventories are as follows:

	2011	2010

Raw materials and packaging	$639.5	$477.8
Work in progress	83.1	95.9
Finished goods	992.9	940.3
Supplies and other	87.9	83.9

Total	$1,803.4	$1,597.9

11.	CREDIT FACILITIES AND BORROWINGS

At May 29, 2011, we had a $1.50 billion multi-year revolving credit facility with a syndicate of financial institutions that matures in December 2011. The multi-year facility has historically been used principally as a back-up facility for our commercial paper program. As of May 29, 2011, there were no outstanding borrowings under the credit facility. Borrowings under the multi-year facility bear interest at or below prime rate and may be prepaid without penalty. The multi-year revolving credit facility requires us to repay borrowings if our consolidated funded debt exceeds 65% of the consolidated capital base, or if fixed charges coverage, each as defined in the credit agreement, is less than 1.75 to 1.0. As of May 29, 2011, we were in compliance with the credit agreement’s financial covenants.

We finance our short-term liquidity needs with bank borrowings, commercial paper borrowings, and bankers’ acceptances. We had no material short-term borrowings outstanding in fiscal 2011 and 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 29, 2011, May 30, 2010, and May 31, 2009

Columnar Amounts in Millions Except Per Share Amounts

12.	SENIOR LONG-TERM DEBT, SUBORDINATED DEBT AND LOAN AGREEMENTS

	2011	2010

Senior Debt
8.25% senior debt due September 2030	$300.0	$300.0
7.0% senior debt due October 2028	382.2	382.2
6.7% senior debt due August 2027	9.2	9.2
7.125% senior debt due October 2026	372.4	372.4
7.0% senior debt due April 2019	500.0	500.0
5.819% senior debt due June 2017	500.0	500.0
5.875% senior debt due April 2014	500.0	500.0
6.75% senior debt due September 2011	342.7	342.7
7.875% senior debt due September 2010	—	248.0
2.00% to 9.59% lease financing obligations due on various dates through 2029	105.4	110.9
Other indebtedness	67.0	97.6

Total face value senior debt	3,078.9	3,363.0

Subordinated Debt
9.75% subordinated debt due March 2021	195.9	195.9

Total face value subordinated debt	195.9	195.9

Total debt face value	3,274.8	3,558.9
Unamortized discounts/premiums	(68.3)	(76.2)
Adjustment due to hedging activity	27.3	3.9
Less current installments	(363.5)	(260.2)

Total long-term debt	$2,870.3	$3,226.4

The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years following May 29, 2011, are as follows:

2012	$362.2
2013	35.3
2014	506.5
2015	79.3
2016	2.8

Lease financing obligations and other indebtedness included $43.5 million and $83.2 million of debt of consolidated variable interest entities at May 29, 2011 and May 30, 2010, respectively.

During the second quarter of fiscal 2011, we repaid the entire principal balance of $248.0 million of our 7.875% senior notes, which were due September 15, 2010.

During the fourth quarter of fiscal 2009, we issued $500 million of senior notes maturing in 2014 and $500 million of senior notes maturing in 2019.

During fiscal 2009, we retired $357.3 million of 6.75% senior long-term debt due September 2011, $27.6 million of 7.125% senior long-term debt due October 2026, $290.8 million of 6.7% senior long-term debt

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 29, 2011, May 30, 2010, and May 31, 2009

Columnar Amounts in Millions Except Per Share Amounts

due August 2027, $17.9 million of 7.0% senior long-term debt due October 2028, $252.0 million of 7.875% senior long-term debt due September 2010, and $4.1 million of 9.75% senior subordinated long-term debt due March 2021, prior to the maturity of the long-term debt, resulting in net charges of $49.2 million.

We consolidate the financial statements of Lamb Weston BSW. In fiscal 2011, we repaid $35.4 million of bank borrowings by our Lamb Weston BSW potato processing venture.

Our most restrictive debt agreements (the revolving credit facility and certain privately placed long-term debt) require that our consolidated funded debt not exceed 65% of our consolidated capital base, and that our fixed charges coverage ratio be greater than 1.75 to 1.0. At May 29, 2011, we were in compliance with our debt covenants.

Net interest expense consists of:

	2011	2010	2009

Long-term debt	$231.1	$257.7	$261.9
Short-term debt	0.2	0.1	5.4
Interest income	(42.2)	(85.2)	(78.2)
Interest capitalized	(11.6)	(12.2)	(3.1)

	$177.5	$160.4	$186.0

Interest paid from continuing and discontinued operations was $231.7 million, $244.3 million, and $261.2 million in fiscal 2011, 2010, and 2009, respectively.

Our net interest expense was reduced by $14.5 million and $1.2 million in fiscal 2011 and 2010, respectively, due to the impact of interest rate swap contracts entered into in fiscal 2010. The interest rate swaps effectively changed our interest rates on the senior long-term debt instruments maturing in fiscal 2012 and 2014 from fixed to variable. During fiscal 2011, we terminated the interest rate swap contracts and received proceeds of $31.5 million. The cumulative adjustment to the fair value of the debt instruments being hedged (the effective portion of the hedge) is being amortized as a reduction of interest expense over the remaining lives of the debt instruments (through fiscal 2014).

Our net interest expense was increased by $1.0 million and $0.7 million in fiscal 2011 and 2010, respectively, due to the net impact of previously terminated interest rate swap agreements.

13.	OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consisted of:

	May 29, 2011	May 30, 2010

Postretirement health care and pension obligations	$674.1	$790.5
Noncurrent income tax liabilities	738.7	509.4
Environmental liabilities (see Note 18)	70.2	70.6
Other	287.0	240.4

	1,770.0	1,610.9
Less current portion	(65.7)	(69.6)

	$1,704.3	$1,541.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 29, 2011, May 30, 2010, and May 31, 2009

Columnar Amounts in Millions Except Per Share Amounts

14.	CAPITAL STOCK

We have authorized shares of preferred stock as follows:

Class B—$50 par value; 150,000 shares

Class C—$100 par value; 250,000 shares

Class D—without par value; 1,100,000 shares

Class E—without par value; 16,550,000 shares

There were no preferred shares issued or outstanding as of May 29, 2011.

We have repurchased our shares of common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board of Directors. In February 2010, our Board of Directors approved a $500.0 million share repurchase program with no expiration date. Upon receipt of payment for the final two outstanding tranches of the Notes from the purchaser of the trading and merchandising business, during fiscal 2011, our Board of Directors increased our share repurchase authorization by the amount of the payment, which was $554.2 million. We repurchased approximately 36.2 million shares of our common stock for approximately $825.0 million and approximately 4.0 million shares of our common stock for approximately $100.0 million in fiscal 2011 and 2010, respectively, under this program. We completed an accelerated share repurchase program during fiscal 2009. We paid $900.0 million and received 44.0 million shares under this program in fiscal 2009.

15.	SHARE-BASED PAYMENTS

In accordance with stockholder-approved plans, we issue share-based payments under various stock-based compensation arrangements, including stock options, restricted stock units, performance shares, and other share-based awards.

On September 25, 2009, the stockholders approved the ConAgra Foods 2009 Stock Plan, which authorized the issuance of up to 29.5 million shares of ConAgra Foods common stock. At May 29, 2011, approximately 27.5 million shares were reserved for granting additional options, restricted stock units, performance shares, or other share-based awards.

Stock Option Plan

We have a stockholder-approved stock option plan that provides for granting of options to employees for the purchase of common stock at prices equal to the fair value at the date of grant. Options become exercisable under various vesting schedules (typically three to five years) and generally expire seven to ten years after the date of grant.

The fair value of each option is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted:

	2011	2010	2009

Expected volatility (%)	22.83	22.94	18.16
Dividend yield (%)	3.51	3.77	3.30
Risk-free interest rates (%)	1.72	2.31	3.31
Expected life of stock option (years)	4.82	4.75	4.67

The expected volatility is based on the historical market volatility of our stock over the expected life of the stock options granted. The expected life represents the period of time that the awards are expected to be outstanding

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 29, 2011, May 30, 2010, and May 31, 2009

Columnar Amounts in Millions Except Per Share Amounts

and is based on the contractual term of each instrument, taking into account employees’ historical exercise and termination behavior.

A summary of the option activity as of May 29, 2011 and changes during the fifty-two weeks then ended is presented below:

			Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	of Options	Exercise	Term	Value (in
Options	(in Millions)	Price	(Years)	Millions)

Outstanding at May 30, 2010	34.5	$22.49
Granted	6.2	$23.80
Exercised	(3.4)	$20.97		$9.3
Forfeited	(1.1)	$21.03
Expired	(1.1)	$25.72

Outstanding at May 29, 2011	35.1	$22.81	4.08	$90.4

Exercisable at May 29, 2011	23.4	$23.33	3.38	$52.2

We recognize compensation expense using the straight-line method over the requisite service period. During fiscal 2011, 2010, and 2009, the Company granted 6.2 million options, 7.9 million options, and 7.7 million options, respectively, with a weighted average grant date value of $3.31, $2.73, and $2.84, respectively. The total intrinsic value of options exercised was $9.3 million, $8.4 million, and $0.3 million for fiscal 2011, 2010, and 2009, respectively. The closing market price of our common stock on the last trading day of fiscal 2011 was $25.04 per share.

Compensation expense for stock option awards totaled $19.9 million, $22.0 million, and $23.8 million for fiscal 2011, 2010, and 2009, respectively. The tax benefit related to the stock option expense for fiscal 2011, 2010, and 2009 was $7.4 million, $8.2 million, and $9.1 million, respectively.

At May 29, 2011, we had $16.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over a weighted average period of 1.3 years.

Cash received from option exercises for the fiscal years ended May 29, 2011, May 30, 2010, and May 31, 2009 was $71.6 million, $70.3 million, and $6.1 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $3.4 million, $3.1 million, and $0.1 million for fiscal 2011, 2010, and 2009, respectively.

Share Unit Plans

In accordance with stockholder-approved plans, we issue stock under various stock-based compensation arrangements, including restricted stock units and other share-based awards (“share units”). These awards generally have requisite service periods of three to five years. Under each arrangement, stock is issued without direct cost to the employee. We estimate the fair value of the share units based upon the market price of our stock at the date of grant. Certain share unit grants do not provide for the payment of dividend equivalents to the participant during the requisite service period (vesting period). For those grants, the value of the grants is reduced by the net present value of the foregone dividend equivalent payments. We recognize compensation expense for share unit awards on a straight-line basis over the requisite service period. The compensation expense for our share unit awards totaled $21.2 million, $19.6 million, and $17.8 million for fiscal 2011, 2010, and 2009, respectively. The tax benefit related to the compensation expense for fiscal 2011, 2010, and 2009 was $7.9 million, $7.3 million, and $6.8 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 29, 2011, May 30, 2010, and May 31, 2009

Columnar Amounts in Millions Except Per Share Amounts

The following table summarizes the nonvested share units as of May 29, 2011, and changes during the fifty-two weeks then ended:

		Weighted
		Average
	Share Units	Grant-Date
Share Units	(in millions)	Fair Value

Nonvested share units at May 30, 2010	2.58	$20.81
Granted	1.57	$21.55
Vested/Issued	(0.59)	$20.99
Forfeited	(0.31)	$19.25

Nonvested share units at May 29, 2011	3.25	$19.56

During fiscal 2011, 2010, and 2009, we granted 1.6 million share units, 1.1 million share units, and 1.0 million share units, respectively, with a weighted average grant date value of $21.55, $19.41, and $21.00, respectively.

The total intrinsic value of share units vested was $14.5 million, $18.7 million, and $18.7 million during fiscal 2011, 2010, and 2009, respectively.

At May 29, 2011, we had $25.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to share unit awards that will be recognized over a weighted average period of 2.0 years.

Performance-Based Share Plan

Performance shares are granted to selected executives and other key employees with vesting contingent upon meeting various Company-wide performance goals. The performance goals are based upon our earnings before interest and taxes and our return on average invested capital measured over a defined performance period. The awards actually earned will range from zero to three hundred percent of the targeted number of performance shares for performance periods ending in fiscal 2011 and fiscal 2012 and will range from zero to two hundred percent of the targeted number of performance shares for the performance period ending in fiscal 2013. Awards, if earned, will be paid in shares of common stock. Subject to limited exceptions set forth in the performance share plan, any shares earned will be distributed at the end of the performance period. The value of the performance shares granted in fiscal 2009, 2010, and 2011 was adjusted based upon the market price of our stock at the end of each reporting period and amortized as compensation expense over the vesting period.

A summary of the activity for performance share awards as of May 29, 2011 and changes during the fifty-two weeks then ended is presented below:

		Weighted
		Average
	Shares	Grant-Date
Performance Shares	(in Millions)	Fair Value

Nonvested performance shares at May 30, 2010	1.39	$21.85
Granted	0.51	$21.43
Adjustments for performance results attained	(0.09)	$26.59
Vested/Issued	(0.31)	$26.60
Forfeited	(0.13)	$20.93

Nonvested performance shares at May 29, 2011	1.37	$20.42

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 29, 2011, May 30, 2010, and May 31, 2009

Columnar Amounts in Millions Except Per Share Amounts

The compensation expense for our performance share awards totaled $4.0 million, $14.7 million, and $5.6 million for fiscal 2011, 2010, and 2009, respectively. The tax benefit related to the compensation expense for fiscal 2011, 2010, and 2009 was $1.5 million, $5.4 million, and $2.1 million, respectively.

The total intrinsic value of share units vested (including shares paid in lieu of dividends) during fiscal 2011, 2010, and 2009 was $7.4 million, $24.8 million, and $11.7 million, respectively.

Based on estimates at May 29, 2011, the Company had $7.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to performance shares that will be recognized over a weighted average period of 2.0 years.

Accounting guidance requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow in our statements of cash flows. Because the tax deductions in fiscal 2010 and 2009 were less than the recognized compensation expenses, our net operating cash flows increased and our net financing cash flows decreased by approximately $1.5 million and $0.7 million for fiscal 2010 and 2009, respectively. There was no impact on our statement of cash flows for fiscal 2011.

16.	PRE-TAX INCOME AND INCOME TAXES

Pre-tax income from continuing operations (including equity method investment earnings) consisted of the following:

	2011	2010	2009

United States	$1,176.5	$1,036.9	$868.0
Foreign	74.8	66.6	64.3

	$1,251.3	$1,103.5	$932.3

The provision for income taxes included the following:

	2011	2010	2009

Current
Federal	$157.3	$259.0	$111.8
State	21.0	27.5	15.1
Foreign	11.9	14.4	19.3

	190.2	300.9	146.2
Deferred
Federal	218.7	51.9	150.3
State	9.7	1.7	26.2
Foreign	2.4	6.4	(5.6)

	230.8	60.0	170.9

	$421.0	$360.9	$317.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 29, 2011, May 30, 2010, and May 31, 2009

Columnar Amounts in Millions Except Per Share Amounts

Income taxes computed by applying the U.S. Federal statutory rates to income from continuing operations before income taxes are reconciled to the provision for income taxes set forth in the consolidated statements of earnings as follows:

	2011	2010	2009

Computed U.S. Federal income taxes	$437.7	$386.2	$326.4
State income taxes, net of U.S. Federal tax impact	20.0	21.0	26.7
Tax credits and domestic manufacturing deduction	(27.5)	(27.3)	(26.0)
Foreign tax credits and related items, net	(0.2)	(4.3)	(1.2)
IRS audit adjustments and settlements	0.5	(17.4)	3.2
Other	(9.5)	2.7	(12.0)

	$421.0	$360.9	$317.1

Income taxes paid, net of refunds, were $172.3 million, $290.5 million, and $512.6 million in fiscal 2011, 2010, and 2009, respectively.

The tax effect of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

	2011		2010
	Assets	Liabilities	Assets	Liabilities

Property, plant and equipment	$—	$452.3	$—	$321.1
Goodwill, trademarks and other intangible assets	—	610.9	—	575.7
Accrued expenses	15.9	—	21.5	—
Compensation related liabilities	66.2	—	68.4	—
Pension and other postretirement benefits	230.9	—	309.2	—
Other liabilities that will give rise to future tax deductions	121.5	—	126.0	—
Long-term debt	—	2.9	—	7.9
Foreign tax credit carryforwards	0.2	—	4.1	—
Net operating loss carryforwards	52.1	—	46.5	—
Other	29.4	—	22.5	—

	516.2	1,066.1	598.2	904.7
Less: Valuation allowance	(50.8)	—	(48.7)	—

Net deferred taxes	$465.4	$1,066.1	$549.5	$904.7

At May 29, 2011 and May 30, 2010, net deferred tax assets of $93.4 million and $110.8 million, respectively, are included in prepaid expenses and other current assets. At May 29, 2011 and May 30, 2010, net deferred tax liabilities of $694.1 million and $466.0 million, respectively, are included in other noncurrent liabilities.

The liability for gross unrecognized tax benefits at May 29, 2011 was $56.5 million, excluding a related liability of $14.7 million for gross interest and penalties. Included in the balance at May 29, 2011 was $3.3 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. Any associated interest and penalties imposed would affect the tax rate. As of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 29, 2011, May 30, 2010, and May 31, 2009

Columnar Amounts in Millions Except Per Share Amounts

May 30, 2010, our gross liability for unrecognized tax benefits was $53.4 million, excluding a related liability of $14.8 million for gross interest and penalties.

The net amount of unrecognized tax benefits at May 29, 2011 and May 30, 2010 that, if recognized, would favorably impact our effective tax rate was $35.7 million and $32.6 million, respectively.

We accrue interest and penalties associated with uncertain tax positions as part of income tax expense.

We conduct business and file tax returns in numerous countries, states, and local jurisdictions. The U.S. Internal Revenue Service (“IRS”) has completed its audit for tax years through fiscal 2009 and all resulting significant items for fiscal 2009 and prior years have been settled with the IRS. Other major jurisdictions where we conduct business generally have statutes of limitations ranging from 3 to 5 years.

We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by $0 to $5 million over the next twelve months due to various federal, state, and foreign audit settlements and the expiration of statutes of limitations.

The change in the unrecognized tax benefits for the year ended May 29, 2011 was:

Beginning balance on May 30, 2010	$53.4
Increases from positions established during prior periods	4.9
Decreases from positions established during prior periods	(2.8)
Increases from positions established during the current period	6.3
Decreases relating to settlements with taxing authorities	(3.1)
Reductions resulting from lapse of applicable statute of limitation	(2.2)

Ending balance on May 29, 2011	$56.5

We have approximately $68.7 million of foreign net operating loss carryforwards ($23.8 million expire between fiscal 2012 and 2022 and $44.9 million have no expiration dates). Substantially all of our foreign tax credits will expire between fiscal 2016 and 2020. State tax credits of approximately $15.1 million expire in various years ranging from fiscal 2013 to 2017.

We have recognized a valuation allowance for the portion of the net operating loss carryforwards, tax credit carryforwards, and other deferred tax assets we believe are not more likely than not to be realized. The net impact on income tax expense related to changes in the valuation allowance for fiscal 2011 was a charge of $2.1 million. For fiscal 2010 and 2009, changes in the valuation allowance were a benefit of $4.6 million and a charge of $3.8 million, respectively. The current year change principally relates to increases to the valuation allowances for foreign net operating losses, offset by decreases related to state net operating losses and credits.

We have not provided U.S. deferred taxes on cumulative earnings of non-U.S. affiliates and associated companies that the Company considers to be reinvested indefinitely. It is not practicable to estimate the amount of U.S. income taxes that would be incurred in the event that we were to repatriate the cumulative earnings of non-U.S. affiliates and associated companies. Deferred taxes are provided for earnings of non-U.S. affiliates and associated companies when we determine that such earnings are no longer indefinitely reinvested.

17.	OPERATING LEASES

We lease certain facilities, land, and transportation equipment under agreements that expire at various dates. Rent expense under all operating leases from continuing operations was $126.1 million, $127.2 million, and $134.3 million in fiscal 2011, 2010, and 2009, respectively. Rent expense under operating leases from discontinued operations was $0.4 million, $3.2 million, and $5.9 million in fiscal 2011, 2010, and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 29, 2011, May 30, 2010, and May 31, 2009

Columnar Amounts in Millions Except Per Share Amounts

A summary of noncancelable operating lease commitments for fiscal years following May 29, 2011, was as follows:

2012	$65.5
2013	56.2
2014	46.7
2015	38.1
2016	28.5
Later years	132.0

$367.0

During fiscal 2010, we completed the sale of approximately 17,600 acres of farmland to an unrelated buyer and immediately entered into an agreement with an affiliate of the buyer to lease back the farmland. At that time, we received proceeds of $75.0 million in cash, removed the land from our balance sheet, and recorded a deferred gain of $29.7 million (reflected primarily in noncurrent liabilities). The lease agreement has an initial term of ten years and two five-year renewal options. This lease is being accounted for as an operating lease and we are recognizing the deferred gain as a reduction of rent expense over the lease term.

18.	CONTINGENCIES

In fiscal 1991, we acquired Beatrice Company (“Beatrice”). As a result of the acquisition and the significant pre-acquisition contingencies of the Beatrice businesses and its former subsidiaries, our consolidated post-acquisition financial statements reflect liabilities associated with the estimated resolution of these contingencies. These include various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by us. The litigation includes suits against a number of lead paint and pigment manufacturers, including ConAgra Grocery Products and the Company as alleged successors to W. P. Fuller Co., a lead paint and pigment manufacturer owned and operated by Beatrice until 1967. Although decisions favorable to us have been rendered in Rhode Island, New Jersey, Wisconsin, and Ohio, we remain a defendant in active suits in Illinois and California. The Illinois suit seeks class-wide relief in the form of medical monitoring for elevated levels of lead in blood. In California, a number of cities and counties have joined in a consolidated action seeking abatement of the alleged public nuisance. We have had successful outcomes in every case decided to date and although exposure in the remaining cases is unlikely, it is reasonably possible. However, given the range of potential remedies, it is not possible to estimate this exposure.

The environmental proceedings include litigation and administrative proceedings involving Beatrice’s status as a potentially responsible party at 37 Superfund, proposed Superfund, or state-equivalent sites; these sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. Beatrice has paid or is in the process of paying its liability share at 34 of these sites. Reserves for these matters have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The reserves for Beatrice-related environmental matters totaled $68.5 million as of May 29, 2011, a majority of which relates to the Superfund and state-equivalent sites referenced above. The reserve for Beatrice-related environmental matters reflects a reduction in pre-tax expense of $15.4 million made in the third quarter of fiscal 2010 due to favorable regulatory developments at one of the sites. We expect expenditures for Beatrice-related environmental matters to continue for up to 19 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 29, 2011, May 30, 2010, and May 31, 2009

Columnar Amounts in Millions Except Per Share Amounts

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

We guarantee certain leases and other commercial obligations resulting from the 2002 divestiture of our fresh beef and pork operations. The remaining terms of these arrangements do not exceed five years and the maximum amount of future payments we have guaranteed was $13.5 million as of May 29, 2011.

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

We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At May 29, 2011, the amount of supplier loans we have effectively guaranteed was $34.4 million. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.

We are a party to a supply agreement with an onion processing company. We have guaranteed repayment of a loan of this supplier, under certain conditions. At May 29, 2011, the term of the loan is 14 years. The amount of our guaranty was $25 million as of May 29, 2011. In the event of default on this loan by the supplier, we have the contractual right to purchase the loan from the lender, thereby giving us the rights to the underlying collateral. We have not established a liability in connection with this guarantee, as we believe the likelihood of financial exposure to us under this agreement is remote.

Federal income tax credits were generated related to our sweet potato production facility in Delhi, Louisiana. Third parties invested in certain of these income tax credits. We have guaranteed these third parties the face value of these income tax credits over their statutory lives, a period of seven years, in the event that the income tax credits are recaptured or reduced. The face value of the income tax credits was $21.2 million as of May 29, 2011. We believe the likelihood of the recapture or reduction of the income tax credits is remote, and therefore we have not established a liability in connection with this guarantee.

We are a party to a number of lawsuits and claims arising out of the operation of our business, including lawsuits and claims related to the February 2007 recall of our peanut butter products and litigation we initiated against an insurance carrier to recover our settlement expenditures and defense costs. We recognized a charge of $24.8 million during the third quarter of fiscal 2009 in connection with the disputed coverage with this insurance carrier. During the second quarter of fiscal 2010, a Delaware state court rendered a decision on certain matters in our claim for the disputed coverage favorable to the insurance carrier. We appealed this decision and, during the fourth quarter of fiscal 2011, we received a favorable opinion related to our defense costs and the claim for disputed coverage was remanded to the state court. We continue to vigorously pursue our claim for the disputed coverage. In fiscal 2011, we received formal requests from the U.S. Attorney’s office in Georgia seeking a variety of records and information related to the operations of our peanut butter manufacturing facility in Sylvester, Georgia. We believe these requests are related to the previously disclosed June 2007 execution of a search warrant at our facility following the February 2007 recall of our peanut butter products. The Company is cooperating with officials in regard to the requests.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 29, 2011, May 30, 2010, and May 31, 2009

Columnar Amounts in Millions Except Per Share Amounts

In June 2009, an accidental explosion occurred at our manufacturing facility in Garner, North Carolina. During the fourth quarter of fiscal 2011, Jacobs Engineering Group Inc., our engineer and project manager at the site filed a declaratory judgment action against us seeking indemnity for personal injury claims brought against it as a result of the accident. We intend to defend this action vigorously. Any exposure in this case is expected to be limited to the applicable insurance deductible. See Note 5 for additional information related to this matter.

We are a party to several lawsuits concerning the use of diacetyl, a butter flavoring ingredient that was added to our microwave popcorn until late 2007. The cases are primarily consumer personal injury suits claiming respiratory illness allegedly due to exposures to vapors from microwaving popcorn. Another case involved a putative class action contending that our packaging information with respect to diacetyl is false and misleading. Through the date of this report, we have received a favorable verdict, summary judgment ruling, and two dismissals in connection with these suits, and the class action motion in the packaging suit was denied. The verdict and the favorable summary judgment ruling were appealed and the summary judgment was affirmed in the fourth quarter of fiscal 2011. We do not believe these cases possess merit and continue to vigorously defend them. Any exposure in these cases is expected to be limited to the applicable insurance deductible.

After taking into account liabilities recognized for all of the foregoing matters, management believes the ultimate resolution of such matters should not have a material adverse effect on our financial condition, results of operations, or liquidity. It is reasonably possible that a change in one of the estimates of the foregoing matters may occur in the future. Costs of legal services associated with the foregoing matters are recognized in earnings as services are provided.

19.	DERIVATIVE FINANCIAL INSTRUMENTS

Our operations are exposed to market risks from adverse changes in commodity prices affecting the cost of raw materials and energy, foreign currency exchange rates, and interest rates. In the normal course of business, these risks are managed through a variety of strategies, including the use of derivatives.

Commodity futures and options contracts are used from time to time to economically hedge commodity input prices on items such as natural gas, vegetable oils, proteins, dairy, grains, and electricity. Generally, we economically hedge a portion of our anticipated consumption of commodity inputs for periods of up to 36 months. We may enter into longer-term economic hedges on particular commodities, if deemed appropriate. As of May 29, 2011, we had economically hedged certain portions of our anticipated consumption of commodity inputs using derivative instruments with expiration dates through December 2012.

In order to reduce exposures related to changes in foreign currency exchange rates, when deemed prudent, we enter into forward exchange, options, or swap contracts for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of May 29, 2011, we had economically hedged certain portions of our foreign currency risk in anticipated transactions using derivative instruments with expiration dates through May 2017.

From time to time, we may use derivative instruments, including interest rate swaps, to reduce risk related to changes in interest rates. This includes, but is not limited to, hedging against increasing interest rates prior to the issuance of long-term debt and hedging the fair value of our senior long-term debt.

Derivatives Designated as Cash Flow Hedges

During fiscal 2011, we entered into interest rate swap contracts to hedge the interest rate risk related to our forecasted issuance of long-term debt in 2014 (based on the anticipated refinancing of the senior long-term debt maturing at that time). We designated these interest rate swaps as cash flow hedges of the forecasted interest

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 29, 2011, May 30, 2010, and May 31, 2009

Columnar Amounts in Millions Except Per Share Amounts

payments related to this debt issuance. The unrealized loss associated with these derivatives, which is deferred in accumulated other comprehensive loss at May 29, 2011, was $11.8 million.

The net notional amount of these interest rate derivatives at May 29, 2011 was $250.0 million.

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

Derivatives Designated as Fair Value Hedges

During the fourth quarter of fiscal 2010, we entered into interest rate swap contracts to hedge the fair value of certain of our senior long-term debt instruments maturing in fiscal 2012 and 2014. We designated these interest rate swap contracts as fair value hedges of the debt instruments.

Changes in fair value of the derivative instruments are immediately recognized in earnings along with changes in the fair value of the items being hedged (based solely on the change in the benchmark interest rate). These gains and losses are classified within selling, general and administrative expenses. In fiscal 2011 and 2010, we recognized a net gain of $23.0 million and $8.5 million, respectively, on the interest rate swap contracts and a loss of $29.7 million and $5.1 million, respectively, on the senior long-term debt. The notional amount of the interest rate derivatives outstanding at May 30, 2010 was $842.7 million.

We terminated the interest rate swap contracts during fiscal 2011. As a result of this termination, we received proceeds of $31.5 million. The cumulative adjustment to the fair value of the debt instruments being hedged, $34.8 million, is included in long-term debt and is being amortized as a reduction of interest expense over the remaining lives of the debt instruments (through fiscal 2014). At the end of fiscal 2011, the unamortized amount was $27.6 million.

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

Economic Hedges of Fair Values—Foreign Currency Exchange Rate Risk

We may use options and cross currency swaps to economically hedge the fair value of certain monetary assets and liabilities (including intercompany balances) denominated in a currency other than the functional currency. These derivatives are marked-to-market with gains and losses immediately recognized in selling, general and administrative expenses. These substantially offset the foreign currency transaction gains or losses recognized on the monetary assets or liabilities being economically hedged.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 29, 2011, May 30, 2010, and May 31, 2009

Columnar Amounts in Millions Except Per Share Amounts

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

For commodity derivative trading activities within our milling operations that are not intended to mitigate commodity input cost risk, the derivative instrument is marked-to-market each period with gains and losses included in net sales of the Commercial Foods segment. There were no material gains or losses from derivative trading activities in fiscal 2011, 2010, or 2009.

All derivative instruments are recognized on the balance sheet at fair value. The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. In accordance with FASB guidance, we offset certain derivative asset and liability balances, as well as certain amounts representing rights to reclaim cash collateral and obligations to return cash collateral, where legal right of setoff exists. Amounts representing a right to reclaim cash collateral of $7.8 million and $8.6 million were included in prepaid expenses and other current assets in our consolidated balance sheets at May 29, 2011 and May 30, 2010, respectively.

Derivative assets and liabilities and amounts representing a right to reclaim cash collateral are reflected in our balance sheets as follows:

	May 29,	May 30,
	2011	2010

Prepaid expenses and other current assets	$71.5	$61.8
Other accrued liabilities	92.2	10.1

The following table presents our derivative assets and liabilities, on a gross basis, prior to the offsetting of amounts where legal right of setoff exists at May 29, 2011:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate contracts	Prepaid expenses and other current assets	$—	Other accrued liabilities	$11.8

Total derivatives designated as hedging instruments		$—		$11.8

Commodity contracts	Prepaid expenses and other current assets	$85.4	Other accrued liabilities	$84.4
Foreign exchange contracts	Prepaid expenses and other current assets	1.0	Other accrued liabilities	19.2
Other	Prepaid expenses and other current assets	0.7	Other accrued liabilities	0.2

Total derivatives not designated as hedging instruments		$87.1		$103.8

Total derivatives		$87.1		$115.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 29, 2011, May 30, 2010, and May 31, 2009

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

The location and amount of gains (losses) from derivatives not designated as hedging instruments in our statements of earnings were as follows:

	For the Fiscal Year Ended May 29, 2011
		Amount of Gain (loss)
		Recognized on Derivatives in
	Location in Consolidated Statement of	Consolidated Statement of
Derivatives Not Designated as Hedging Instruments	Earnings of Gain (loss) Recognized on Derivatives	Earnings

Commodity contracts	Cost of goods sold	$58.1
Foreign exchange contracts	Cost of goods sold	(20.2)
Commodity contracts	Selling, general and administrative expense	2.1
Foreign exchange contracts	Selling, general and administrative expense	(7.9)

Total gain from derivative instruments not designated as hedging instruments		$32.1

	For the Fiscal Year Ended May 30, 2010
		Amount of Gain (loss)
		Recognized on Derivatives in
	Location in Consolidated Statement of	Consolidated Statement of
Derivatives Not Designated as Hedging Instruments	Earnings of Gain (loss) Recognized on Derivatives	Earnings

Commodity contracts	Cost of goods sold	$149.0
Foreign exchange contracts	Cost of goods sold	0.5
Other	Selling, general and administrative expense	2.6

Total gain from derivative instruments not designated as hedging instruments		$152.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 29, 2011, May 30, 2010, and May 31, 2009

Columnar Amounts in Millions Except Per Share Amounts

	For the Fiscal Year Ended May 31, 2009
		Amount of Gain (loss)
		Recognized on Derivatives in
	Location in Consolidated Statement of	Consolidated Statement of
Derivatives Not Designated as Hedging Instruments	Earnings of Gain (loss) Recognized on Derivatives	Earnings

Commodity contracts	Cost of goods sold	$98.1
Foreign exchange contracts	Cost of goods sold	4.2
Other	Selling, general and administrative expense	(0.4)

Total gain from derivative instruments not designated as hedging instruments		$101.9

As of May 29, 2011, our open commodity contracts had a notional value (defined as notional quantity times market value per notional quantity unit) of $1.0 billion and $1.2 billion for purchase and sales contracts, respectively. As of May 30, 2010, our open commodity contracts had a notional value of $563.7 million and $577.1 million for purchase and sales contracts, respectively. The notional amount of our foreign currency forward and cross currency swap contracts as of May 29, 2011 and May 30, 2010 was $292.7 million and $240.0 million, respectively. In addition, we held foreign currency option collar contracts with notional amounts of $86.4 million and $97.2 million as of May 29, 2011 and May 30, 2010, respectively.

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

At May 29, 2011, the maximum amount of loss due to the credit risk of the counterparties, had the counterparties failed to perform according to the terms of the contracts, was $55.2 million.

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

We recognize the funded status of our plans in the consolidated balance sheets. We also recognize as a component of accumulated other comprehensive loss, the net of tax results of the gains or losses and prior service costs or credits that arise during the period but are not recognized in net periodic benefit cost. These amounts will be adjusted out of accumulated other comprehensive income (loss) as they are subsequently recognized as components of net periodic benefit cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 29, 2011, May 30, 2010, and May 31, 2009

Columnar Amounts in Millions Except Per Share Amounts

The changes in benefit obligations and plan assets at May 29, 2011 and May 30, 2010 are presented in the following table.

	Pension Benefits		Other Benefits
	2011	2010	2011	2010

Change in Benefit Obligation
Benefit obligation at beginning of year	$2,614.1	$2,220.4	$324.9	$288.6
Service cost	59.7	49.8	0.6	0.5
Interest cost	147.5	148.1	16.3	18.3
Plan participants’ contributions	—	—	6.9	7.6
Amendments	1.5	3.0	(9.0)	6.2
Actuarial loss	190.9	331.1	19.4	42.0
Special termination benefits	1.3	—	—	—
Benefits paid	(133.6)	(138.3)	(36.5)	(38.3)

Benefit obligation at end of year	$2,881.4	$2,614.1	$322.6	$324.9

Change in Plan Assets
Fair value of plan assets at beginning of year	$2,144.6	$1,903.2	$4.0	$8.1
Actual return on plan assets	418.3	268.3	—	—
Employer contributions	129.4	122.6	25.7	26.6
Plan participants’ contributions	—	—	6.9	7.6
Investment and administrative expenses	(14.8)	(11.2)	—	—
Benefits paid	(133.6)	(138.3)	(36.5)	(38.3)

Fair value of plan assets at end of year	$2,543.9	$2,144.6	$0.1	$4.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 29, 2011, May 30, 2010, and May 31, 2009

Columnar Amounts in Millions Except Per Share Amounts

The funded status and amounts recognized in our consolidated balance sheets at May 29, 2011 and May 30, 2010 were:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010

Funded status	$(337.5)	$(469.5)	$(322.5)	$(320.9)

Amounts Recognized in Consolidated Balance Sheets
Other assets	$14.7	$0.1	$—	$—
Other accrued liabilities	(8.7)	(8.5)	(27.5)	(31.1)
Other noncurrent liabilities	(343.5)	(461.1)	(295.0)	(289.8)

Net amount recognized	$(337.5)	$(469.5)	$(322.5)	$(320.9)

Amounts Recognized in Accumulated Other Comprehensive (Income) Loss (Pre-tax)
Actuarial net loss	$417.6	$473.5	$75.6	$61.3
Net prior service cost (benefit)	15.7	17.4	(12.2)	(12.7)

Total	$433.3	$490.9	$63.4	$48.6

Weighted-Average Actuarial Assumptions Used to Determine Benefit Obligations At May 29, 2011 and May 30, 2010
Discount rate	5.30%	5.80%	4.90%	5.40%
Long-term rate of compensation increase	4.25%	4.25%	N/A	N/A

The accumulated benefit obligation for all defined benefit pension plans was $2.8 billion and $2.5 billion at May 29, 2011 and May 30, 2010, respectively.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets at May 29, 2011 and May 30, 2010 were:

	2011	2010

Projected benefit obligation	$2,505.6	$2,611.9
Accumulated benefit obligation	2,436.1	2,530.9
Fair value of plan assets	2,153.4	2,142.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 29, 2011, May 30, 2010, and May 31, 2009

Columnar Amounts in Millions Except Per Share Amounts

Components of pension benefit and other postretirement benefit costs were:

	Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009

Service cost	$59.7	$49.8	$50.7	$0.6	$0.5	$0.8
Interest cost	147.5	148.1	141.2	16.3	18.3	20.6
Expected return on plan assets	(173.0)	(161.2)	(158.7)	(0.1)	(0.3)	(0.2)
Amortization of prior service cost (benefit)	3.2	3.2	3.0	(9.6)	(9.4)	(11.2)
Settlement loss	—	1.9	—	—	—	—
Special termination benefits	1.3	—	—	—	—	—
Recognized net actuarial (gain) loss	16.4	3.9	2.1	4.6	(0.1)	4.8
Curtailment loss	—	0.9	—	—	—	—

Benefit cost—Company plans	55.1	46.6	38.3	11.8	9.0	14.8
Pension benefit cost—multi-employer plans	9.2	9.7	8.6	—	—	—

Total benefit cost	$64.3	$56.3	$46.9	$11.8	$9.0	$14.8

Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss were:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010

Net actuarial (gain) loss	$(39.5)	$235.2	$18.9	$41.9
Prior service cost (benefit)	1.5	3.0	(9.1)	6.2
Amortization of prior service (cost) benefit	(3.2)	(4.1)	9.6	9.4
Recognized net actuarial gain (loss) and settlement loss	(16.4)	(5.8)	(4.6)	0.1

Net amount recognized	$(57.6)	$228.3	$14.8	$57.6

Weighted-Average Actuarial Assumptions
Used to Determine Net Expense

	Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009

Discount rate	5.80%	6.90%	6.60%	5.40%	6.60%	6.40%
Long-term rate of return on plan assets	7.75%	7.75%	7.75%	3.50%	4.50%	4.50%
Long-term rate of compensation increase	4.25%	4.25%	4.25%	N/A	N/A	N/A

We amortize prior service cost and amortizable gains and losses in equal annual amounts over the average expected future period of vested service. For plans with no active participants, average life expectancy is used instead of average expected useful service.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 29, 2011, May 30, 2010, and May 31, 2009

Columnar Amounts in Millions Except Per Share Amounts

The amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net expense during the next year are as follows:

	Pension Benefits	Other Benefits

Prior service cost (benefit)	$3.1	$(8.7)
Net actuarial loss	38.2	6.0

Plan Assets

The fair value of Plan assets, summarized by level within the fair value hierarchy described in Note 21, as of May 29, 2011, are as follows:

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$2.7	$121.5	$—	$124.2
Equity securities:
U.S. equity securities	625.7	7.7	—	633.4
International equity securities	473.1	131.5	—	604.6
Fixed income securities:
Government bonds	53.4	155.1	—	208.5
Corporate bonds	103.5	169.5	—	273.0
Mortgage-backed bonds	31.5	58.9	—	90.4
Real Estate	7.8	—	70.3	78.1
Multi-strategy hedge funds	—	—	346.0	346.0
Private equity	—	—	56.0	56.0
Master limited partnerships	125.2	—	—	125.2
Net receivables for unsettled transactions	4.5	—	—	4.5

Total assets	$1,427.4	$644.2	$472.3	$2,543.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 29, 2011, May 30, 2010, and May 31, 2009

Columnar Amounts in Millions Except Per Share Amounts

The fair value of Plan assets, summarized by level within the fair value hierarchy described in Note 21, as of May 30, 2010, are as follows:

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

Level 1 assets are valued based on quoted prices in active markets for identical securities. The majority of the Level 1 assets listed above include the common stock of both U.S. and international companies, master limited partnership units, and real estate investment trusts, all of which are actively traded and priced in the market. Level 2 assets are valued based on other significant observable inputs including quoted prices for similar securities, yield curves, indices, etc. The Level 2 assets listed above consist primarily of commingled equity investments where values are based on the net asset value of the underlying investments held, individual fixed income securities where values are based on quoted prices of similar securities and observable market data, and commingled fixed income investments where values are based on the net asset value of the underlying investments held. Level 3 assets are those where the fair value is determined based on unobservable inputs. The Level 3 assets listed above consist of alternative investments where active market pricing is not readily available and, as such, we use net asset values as an estimate of fair value as a practical expedient. For Real Estate, the value is based on the net asset value provided by the investment manager who uses market data and independent third party appraisals to determine fair market value. For the Multi-Strategy Hedge Funds, the value is based on the net asset values provided by a third party administrator. For Private Equity, the investment manager provides the valuation using, among other things, comparable transactions, comparable public company data, discounted cash flow analysis, and market conditions. The valuations on the contracts with insurance companies are provided by third party administrators who use the terms of the contract along with available market data to determine the fair market value.

Level 3 investments are generally considered long-term in nature with varying redemption availability. Certain of our Level 3 investments, with a fair value of approximately $407.8 million as of May 29, 2011, have imposed customary redemption gates which may further restrict or limit the redemption of invested funds therein.

As of May 29, 2011, we have unfunded commitments for additional investments in the Private Equity funds totaling approximately $37 million. We expect unfunded commitments to be funded from plan assets rather than the general assets of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 29, 2011, May 30, 2010, and May 31, 2009

Columnar Amounts in Millions Except Per Share Amounts

To develop the expected long-term rate of return on plan assets assumption for the pension plans, we consider the current asset allocation strategy, the historical investment performance, and the expectations for future returns of each asset class.

Our pension plan weighted-average asset allocations and our target asset allocations at May 29, 2011 and May 30, 2010, by asset category were as follows:

	May 29,	May 30,	Target
	2011	2010	Allocation

Equity Securities	49%	46%	42%
Debt Securities	22%	31%	28%
Real Estate	3%	3%	8%
Multi-strategy Hedge Funds	14%	1%	5%
Private Equity	2%	2%	10%
Other	10%	17%	7%

Total	100%	100%

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

Other investments are primarily made up of cash, hedge funds, private equity, master limited partnerships, and contracts with insurance companies.

Level 3 Gains and Losses

The change in the fair value of the Plan’s Level 3 assets is summarized as follows:

		Net Realized	Net,
	Fair Value May 30,	and Unrealized	Purchases	Fair Value May 29,
	2010	Gains (Losses)	and Sales	2011

Real Estate	$61.4	$7.5	$1.4	$70.3
Multi-strategy hedge funds	22.1	34.1	289.8	346.0
Private equity	39.1	8.1	8.8	56.0
Contracts with insurance companies	31.2	(2.4)	(28.8)	—

Total	$153.8	$47.3	$271.2	$472.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 29, 2011, May 30, 2010, and May 31, 2009

Columnar Amounts in Millions Except Per Share Amounts

		Net Realized	Net,
	Fair Value May 31,	And Unrealized	Purchases	Fair Value May 30,
	2009	Gains (Losses)	and Sales	2010

Real Estate	$77.1	$(17.0)	$1.3	$61.4
Multi-strategy hedge funds	68.9	2.4	(49.2)	22.1
Private equity	28.5	3.9	6.7	39.1
Contracts with insurance companies	28.9	4.1	(1.8)	31.2

Total	$203.4	$(6.6)	$(43.0)	$153.8

Assumed health care cost trend rates have a significant effect on the benefit obligation of the postretirement plans.

	May 29,	May 30,
Assumed Health Care Cost Trend Rates at:	2011	2010

Initial health care cost trend rate	7.5%	8.0%
Ultimate health care cost trend rate	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2016	2016

A one percentage point change in assumed health care cost rates would have the following effect:

	One Percent	One Percent
	Increase	Decrease

Effect on total service and interest cost	$1.3	$(1.1)
Effect on postretirement benefit obligation	24.1	(21.7)

We currently anticipate making contributions of approximately $80.4 million to our company-sponsored pension plans in fiscal 2012. This estimate is based on current tax laws, plan asset performance, and liability assumptions, which are subject to change. We anticipate making contributions of $32.5 million to the postretirement plan in fiscal 2012.

The following table presents estimated future gross benefit payments and Medicare Part D subsidy receipts for our plans:

		Health Care and Life Insurance
	Pension	Benefit	Subsidy
	Benefits	Payments	Receipts

2012	$148.2	$32.6	$(4.3)
2013	151.9	33.7	(4.5)
2014	156.2	33.3	(4.5)
2015	160.8	32.7	(4.6)
2016	165.7	31.8	(4.6)
Succeeding 5 years	915.7	139.8	(21.2)

Certain of our employees are covered under defined contribution plans. The expense related to these plans was $21.2 million, $22.8 million, and $23.2 million in fiscal 2011, 2010, and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 29, 2011, May 30, 2010, and May 31, 2009

Columnar Amounts in Millions Except Per Share Amounts

21.	FAIR VALUE MEASUREMENTS

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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of May 29, 2011:

	Level 1	Level 2	Level 3	Total

Assets:
Derivative assets	$16.3	$55.2	$—	$71.5
Available-for-sale securities	1.7	—	—	1.7
Deferred compensation assets	7.4	—	—	7.4

Total assets	$25.4	$55.2	$—	$80.6

Liabilities:
Derivative liabilities	$—	$92.2	$—	$92.2
Deferred and share-based compensation liabilities	29.1	—	—	29.1

Total liabilities	$29.1	$92.2	$—	$121.3

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 29, 2011, May 30, 2010, and May 31, 2009

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

During fiscal 2010, a partially completed production facility with a carrying amount of $39.3 million was written-down to its fair value of $6.0 million, resulting in an impairment charge of $33.3 million, which is included in selling, general and administrative expenses in the Consumer Foods segment (see Note 6). The fair value measurement used to determine this impairment was based on the market approach and reflected anticipated sales proceeds for these assets. This production facility was sold in fiscal 2011, resulting in no material gain or loss.

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

The carrying amount of long-term debt (including current installments) was $3.2 billion as of May 29, 2011 and $3.5 billion as of May 30, 2010. Based on current market rates provided primarily by outside investment bankers, the fair value of this debt at May 29, 2011 and May 30, 2010 was estimated at $3.6 billion and $4.1 billion, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 29, 2011, May 30, 2010, and May 31, 2009

Columnar Amounts in Millions Except Per Share Amounts

Intersegment sales have been recorded at amounts approximating market. Operating profit for each segment is based on net sales less all identifiable operating expenses. General corporate expense, net interest expense, and income taxes have been excluded from segment operations.

	2011	2010	2009

Net sales
Consumer Foods	$8,002.0	$7,939.7	$7,903.4
Commercial Foods	4,301.1	4,075.2	4,445.2

Total Net Sales	$12,303.1	$12,014.9	$12,348.6

Operating profit
Consumer Foods	$1,144.3	$1,109.6	$945.7
Commercial Foods	504.6	538.6	542.2

Total operating profit	$1,648.9	$1,648.2	$1,487.9

Equity method investment earnings
Consumer Foods	$5.7	$5.2	$5.4
Commercial Foods	20.7	16.9	18.6

Total equity method investment earnings	$26.4	$22.1	$24.0

Operating profit plus equity method investment earnings
Consumer Foods	$1,150.0	$1,114.8	$951.1
Commercial Foods	525.3	555.5	560.8

Total operating profit plus equity method investment earnings	$1,675.3	$1,670.3	$1,511.9

General corporate expenses	$(246.5)	$(406.4)	$(393.6)
Interest expense, net	(177.5)	(160.4)	(186.0)
Income tax expense	(421.0)	(360.9)	(317.1)

Income from continuing operations	830.3	742.6	615.2
Less: Income (loss) attributable to noncontrolling interests	1.8	(2.5)	0.6

Income from continuing operations attributable to ConAgra Foods, Inc.	$828.5	$745.1	$614.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 29, 2011, May 30, 2010, and May 31, 2009

Columnar Amounts in Millions Except Per Share Amounts

	2011	2010	2009

Identifiable assets
Consumer Foods	$7,277.3	$7,065.0	$7,070.0
Commercial Foods	2,466.8	2,230.7	2,187.9
Corporate	1,664.6	2,135.0	1,438.9
Held for sale	—	307.3	376.5

Total	$11,408.7	$11,738.0	$11,073.3

Additions to property, plant and equipment
Consumer Foods	$208.7	$277.4	$260.6
Commercial Foods	187.0	158.6	109.1
Corporate	70.5	46.3	59.2

Total	$466.2	$482.3	$428.9

Depreciation and amortization
Consumer Foods	$180.3	$148.6	$130.2
Commercial Foods	87.6	78.4	73.7
Corporate	93.0	97.1	101.0

Total	$360.9	$324.1	$304.9

Net sales by product type within each segment were:

	2011	2010	2009

Net sales
Consumer Foods:
Convenient Meals	$2,795.1	$2,754.8	$2,694.3
Snacks	1,744.9	1,689.8	1,710.1
Meal Enhancers	1,047.0	1,083.8	1,004.6
Specialty Foods	1,700.8	1,751.9	1,865.3
Specialty International	714.2	659.4	629.1

Total Consumer Foods	$8,002.0	$7,939.7	$7,903.4

Commercial Foods:
Specialty Potatoes	$2,375.3	$2,277.6	$2,294.6
Milled Products	1,520.5	1,413.3	1,747.4
Seasonings, Blends, and Flavors	405.3	384.3	403.2

Total Commercial Foods	$4,301.1	$4,075.2	$4,445.2

Total Net Sales	$12,303.1	$12,014.9	$12,348.6

Presentation of Derivative Gains (Losses) for Economic Hedges of Forecasted Cash Flows in Segment Results

Derivatives used to manage commodity price risk and foreign currency risk are not designated for hedge accounting treatment. We believe these derivatives provide economic hedges of certain forecasted transactions. As such, these derivatives (except those related to our milling operations, see Note 19 to our Consolidated Financial Statements) are recognized at fair market value with realized and unrealized gains and losses recognized in general corporate expenses. The gains and losses are subsequently recognized in the operating results of the reporting segments in the period in which the underlying transaction being economically hedged is included in earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 29, 2011, May 30, 2010, and May 31, 2009

Columnar Amounts in Millions Except Per Share Amounts

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology (in millions):

	Fiscal Year Ended
	May 29,	May 30,
	2011	2010

Net derivative gains (losses) incurred	$35.1	$(16.9)
Less: Net derivative gains (losses) allocated to reporting segments	0.6	(19.3)

Net derivative gains recognized in general corporate expenses	$34.5	$2.4

Net derivative gains (losses) allocated to Consumer Foods	$3.6	$(14.3)
Net derivative losses allocated to Commercial Foods	(3.0)	(5.0)

Net derivative gains (losses) included in segment operating profit	$0.6	$(19.3)

Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify gains of $33.7 million and losses of $2.1 million to segment operating results in fiscal 2012 and 2013 and thereafter, respectively. Amounts allocated, or to be allocated, to segment operating results during fiscal 2011 and thereafter include net losses of $3.0 million that were recognized prior to fiscal 2011.

At May 29, 2011, ConAgra Foods and its subsidiaries had approximately 23,200 employees, primarily in the United States. Approximately 48% of our employees are parties to collective bargaining agreements. Of the employees subject to collective bargaining agreements, approximately 40% are parties to collective bargaining agreements that are scheduled to expire during fiscal 2012.

Our operations are principally in the United States. With respect to operations outside of the United States, no single foreign country or geographic region was significant with respect to consolidated operations for fiscal 2011, 2010, and 2009. Foreign net sales, including sales by domestic segments to customers located outside of the United States, were approximately $1.4 billion, $1.3 billion, and $1.3 billion in fiscal 2011, 2010, and 2009, respectively. Our long-lived assets located outside of the United States are not significant.

Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 18%, 18%, and 17% of consolidated net sales for fiscal 2011, 2010, and 2009, respectively, primarily in the Consumer Foods segment.

Wal-Mart Stores, Inc. and its affiliates accounted for approximately 15% and 16% of consolidated net receivables as of May 29, 2011 and May 30, 2010, respectively, primarily in the Consumer Foods segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 29, 2011, May 30, 2010, and May 31, 2009

Columnar Amounts in Millions Except Per Share Amounts

23.	QUARTERLY FINANCIAL DATA (Unaudited)

	2011				2010
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Net sales	$2,804.3	$3,147.5	$3,141.3	$3,210.0	$2,869.2	$3,083.2	$3,015.0	$3,047.5
Gross profit	651.3	760.0	797.3	704.9	704.4	841.6	778.2	737.0
Income (loss) from discontinued operations, net of tax	3.0	0.6	(10.6)	(4.5)	3.3	1.9	7.8	(32.3)
Net income attributable to ConAgra Foods, Inc.	146.4	200.9	214.8	254.9	165.9	239.7	229.6	90.6
Earnings per share (1)(2):
Basic earnings per share:
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$0.32	$0.46	$0.53	$0.63	$0.37	$0.54	$0.50	$0.28
Income (loss) from discontinued operations attributable to ConAgra Foods, Inc. common stockholders	0.01	—	(0.03)	(0.01)	—	—	0.02	(0.08)

Net income attributable to ConAgra Foods, Inc. common stockholders	$0.33	$0.46	$0.50	$0.62	$0.37	$0.54	$0.52	$0.20

Diluted earnings per share:
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$0.32	$0.45	$0.52	$0.62	$0.36	$0.53	$0.49	$0.27
Income (loss) from discontinued operations attributable to ConAgra Foods, Inc. common stockholders	0.01	—	(0.02)	(0.01)	0.01	0.01	0.02	(0.07)

Net income attributable to ConAgra Foods, Inc. common stockholders	$0.33	$0.45	$0.50	$0.61	$0.37	$0.54	$0.51	$0.20

Dividends declared per common share	$0.20	$0.23	$0.23	$0.23	$0.19	$0.20	$0.20	$0.20
Share price:
High	$25.23	$22.95	$23.58	$25.58	$20.45	$22.56	$24.64	$26.28
Low	21.36	21.14	21.48	22.48	18.51	19.92	21.83	23.58

(1)	Amounts differ from previously filed quarterly reports. During the fourth quarter of fiscal 2011, we began to reflect the operations of our frozen handhelds operations as discontinued operations. See additional detail in Note 2.

(2)	Basic and diluted earnings per share are calculated independently for each of the quarters presented. Accordingly, the sum of the quarterly earnings per share amounts may not agree with the total year.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ConAgra Foods, Inc.:

We have audited the accompanying consolidated balance sheets of ConAgra Foods, Inc. and subsidiaries (the Company) as of May 29, 2011 and May 30, 2010, and the related consolidated statements of earnings, comprehensive income, common stockholders’ equity, and cash flows for each of the years in the three-year period ended May 29, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ConAgra Foods, Inc. and subsidiaries as of May 29, 2011 and May 30, 2010, and the results of their operations and cash flows for each of the years in the three-year period ended May 29, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of May 29, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 19, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Omaha, Nebraska
July 19, 2011

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of May 29, 2011. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated any change in the Company’s internal control over financial reporting that occurred during the quarter covered by this report and determined that there was no change in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

With the participation of ConAgra Foods’ Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of ConAgra Foods’ internal control over financial reporting as of May 29, 2011. In making this assessment, management used criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management concluded that, as of May 29, 2011, its internal control over financial reporting was effective.

The effectiveness of ConAgra Foods’ internal control over financial reporting as of May 29, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

/s/ GARY M. RODKIN Gary M. Rodkin President and Chief Executive Officer July 19, 2011	/s/ JOHN F. GEHRING John F. Gehring Executive Vice President and Chief Financial Officer July 19, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ConAgra Foods, Inc.:

We have audited the internal control over financial reporting of ConAgra Foods, Inc. and subsidiaries (the Company) as of May 29, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, ConAgra Foods, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 29, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of May 29, 2011 and May 30, 2010, and the related consolidated statements of earnings, comprehensive income, common stockholders’ equity, and cash flows for each of the years in the three-year period ended May 29, 2011, and our report dated July 19, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Omaha, Nebraska
July 19, 2011

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to our Directors will be set forth in the 2011 Proxy Statement under the heading “Voting Item #1: Election of Directors,” and the information is incorporated herein by reference.

Information regarding our executive officers is included in Part I of this Form 10-K under the heading “Executive Officers of the Registrant,” as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by our Directors, executive officers, and holders of more than ten percent of our equity securities will be set forth in the 2011 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” and the information is incorporated herein by reference.

Information with respect to the Audit Committee and the Audit Committee’s financial experts will be set forth in the 2011 Proxy Statement under the heading “Board Committees—Audit Committee,” and the information is incorporated herein by reference.

We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, and Controller. This code of ethics is available on our website at www.conagrafoods.com through the “Our Company—Investors— Corporate Governance” link. If we make any amendments to this code other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this code to our Chief Executive Officer, Chief Financial Officer, or Controller, we will disclose the nature of the amendment or waiver, its effective date, and to whom it applies on our website at www.conagrafoods.com through the “Our Company—Investors—Corporate Governance” link.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to director and executive compensation and our Human Resources Committee will be set forth in the 2011 Proxy Statement under the headings “Non-Employee Director Compensation,” “Board Committees—Human Resources Committee,” and “Executive Compensation,” and the information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management will be set forth in the 2011 Proxy Statement under the heading “Information on Stock Ownership,” and the information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about shares of our common stock that may be issued upon the exercise of options, warrants, and rights under existing equity compensation plans as of our most recent fiscal year-end, May 29, 2011.

Number of Securities
		Weighted-Average	Remaining Available for
	Number of Securities to	Exercise Price of	Future Issuance Under
	be Issued Upon Exercise	Outstanding	Equity Compensation Plans
	of Outstanding Options,	Options, Warrants, and	(Excluding Securities
	Warrants, and Rights	Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	40,484,137	$22.81	26,029,015
Equity compensation plans not approved by security holders	—	—	—

Total	40,484,137	$22.81	26,029,015

(1)	Column (a) includes 1,479,668 shares that could be issued under performance shares outstanding at May 29, 2011. The performance shares are earned and common stock issued if pre-set financial objectives are met. Actual shares issued may be equal to, less than, or greater than the number of outstanding performance shares included in column (a), depending on actual performance. Column (b) does not take these awards into account because they do not have an exercise price. The number of shares reflected in column (a) with respect to these performance shares assumes the vesting criteria will be achieved at target levels. Column (b) also excludes 3,251,897 restricted stock units and 623,997 deferral interests in deferred compensation plans that are included in column (a) but do not have an exercise price. The units vest and are payable in common stock after expiration of the time periods set forth in the related agreements. The interests in the deferred compensation plans are settled in common stock on the schedules selected by the participants.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to Director independence and certain relationships and related transactions will be set forth in the 2011 Proxy Statement under the headings “Corporate Governance—Director Independence” and “Board Committees—Audit Committee,” and the information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to the principal accountant will be set forth in the 2011 Proxy Statement under the heading “Voting Item #2: Ratification of the Appointment of Independent Auditor,” and the information is incorporated herein by reference.

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
July 19, 2011

/s/  JOHN F. GEHRING

John F. Gehring
Executive Vice President and Chief Financial Officer
July 19, 2011

/s/  PATRICK D. LINEHAN

Patrick D. Linehan
Senior Vice President and Corporate Controller
July 19, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 19th day of July, 2011.

Gary M. Rodkin*	Director
Mogens C. Bay*	Director
Stephen G. Butler*	Director
Steven F. Goldstone*	Director
Joie A. Gregor*	Director
Rajive Johri*	Director
Richard H. Lenny*	Director
Ruth Ann Marshall*	Director
Andrew J. Schindler*	Director
Kenneth E. Stinson*	Director

*	John F. Gehring, by signing his name hereto, signs this annual report on behalf of each person indicated. Powers-of-Attorney authorizing John F. Gehring to sign this annual report on Form 10-K on behalf of each of the indicated Directors of ConAgra Foods, Inc. have been filed herein as Exhibit 24.

By:	/s/ JOHN F. GEHRING
John F. Gehring
Attorney-In-Fact

Schedule II

CONAGRA FOODS, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts

For the Fiscal Years ended May 29, 2011, May 30, 2010, and May 31, 2009
(Dollars in millions)

	Balance at	Additions Charged	Deductions		Balance at
	Beginning	to Costs and	from		Close of
Description	of Period	Expenses	Reserves		Period

Year ended May 29, 2011
Allowance for doubtful receivables	$8.5	0.2	0.9	(1)	$7.8
Year ended May 30, 2010
Allowance for doubtful receivables	$13.8	1.1	6.4	(1)	$8.5
Year ended May 31, 2009
Allowance for doubtful receivables	$17.5	1.5	5.2	(1)	$13.8

(1)	Bad debts charged off, less recoveries.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ConAgra Foods, Inc.:

Under date of July 19, 2011, we reported on the consolidated balance sheets of ConAgra Foods, Inc. and subsidiaries (the Company) as of May 29, 2011 and May 30, 2010, and the related consolidated statements of earnings, comprehensive income, common stockholders’ equity, and cash flows for each of the years in the three-year period ended May 29, 2011, which are included in the Annual Report on Form 10-K of ConAgra Foods, Inc. for the fiscal year ended May 29, 2011. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule listed in the Index at Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  KPMG LLP

Omaha, Nebraska
July 19, 2011

EXHIBIT INDEX

Number		Description

3.1		ConAgra Foods’ Certificate of Incorporation, as restated, incorporated herein by reference to Exhibit 3.1 of ConAgra Foods’ current report on Form 8-K dated December 1, 2005
3.2		Amended and Restated By-Laws of ConAgra Foods, Inc., as Amended, incorporated herein by reference to Exhibit 3.1 of ConAgra Foods’ current report on Form 8-K dated November 29, 2007
*10	.1	ConAgra Foods, Inc. Amended and Restated Non-Qualified CRISP Plan (January 1, 2009 Restatement) incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 23, 2008
*10	.1.1	Amendment One dated November 29, 2010 to the ConAgra Foods, Inc. Amended and Restated Non-Qualified CRISP Plan (January 1, 2009 Restatement) incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended February 27, 2011
*10	.2	ConAgra Foods, Inc. Non-Qualified Pension Plan (January 1, 2009 Restatement) incorporated herein by reference to Exhibit 10.2 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 23, 2008
*10	.2.1	Amendment One dated December 3, 2009 to ConAgra Foods, Inc. Nonqualified Pension Plan incorporated herein by reference to Exhibit 10.2 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended February 28, 2010
*10	.2.2	Amendment Two dated November 29, 2010 to the ConAgra Foods, Inc. Non-Qualified Pension Plan (January 1, 2009 Restatement) incorporated herein by reference to Exhibit 10.2 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended February 27, 2011
*10	.3	ConAgra Foods, Inc. Directors’ Deferred Compensation Plan (January 1, 2009 Restatement) incorporated herein by reference to Exhibit 10.4 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 23, 2008
*10	.3.1	Amendment One dated December 10, 2010 to ConAgra Foods, Inc. Directors’ Deferred Compensation Plan (September, 2009 Restatement) incorporated herein by reference to Exhibit 10.4 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended February 27, 2011
*10	.4	ConAgra Foods, Inc. Amended and Restated Voluntary Deferred Compensation Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.3 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 23, 2008
*10	.4.1	Amendment One dated December 3, 2009 to the ConAgra Foods, Inc. Amended and Restated Voluntary Deferred Compensation Plan (January 1, 2009 Restatement) incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended February 28, 2010
*10	.4.2	Amendment Two dated November 29, 2010 to ConAgra Foods, Inc. Amended and Restated Voluntary Deferred Compensation Plan (January 1, 2009 Restatement) incorporated herein by reference to Exhibit 10.3 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended February 27, 2011
*10	.5	ConAgra Foods 1990 Stock Plan incorporated herein by reference to Exhibit 10.6 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 29, 2005
*10	.6	ConAgra Foods 1995 Stock Plan incorporated herein by reference to Exhibit 10.7 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 29, 2005
*10	.7	ConAgra Foods 2000 Stock Plan incorporated herein by reference to Exhibit 10.8 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 29, 2005
*10	.8	Amendment dated May 2, 2002 to ConAgra Foods Stock Plans and other Plans incorporated herein by reference to Exhibit 10.10 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 26, 2002
*10	.9	ConAgra Foods 2006 Stock Plan incorporated herein by reference to Exhibit 10.10 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 28, 2006

Number		Description

*10	.9.1	Form of Stock Option Agreement for Non-Employee Directors (ConAgra Foods 2006 Stock Plan) incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ current report on Form 8-K dated October 3, 2006
*10	.9.2	Form of Stock Option Agreement for Employees (ConAgra Foods 2006 Stock Plan) incorporated herein by reference to Exhibit 10.25 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 26, 2006
*10	.9.3	Form of Restricted Stock Award Agreement (ConAgra Foods 2006 Stock Plan), incorporated herein by reference to Exhibit 10.26 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 26, 2006
*10	.9.4	Form of Restricted Stock Unit Agreement (ConAgra Foods 2006 Stock Plan) incorporated herein by reference to Exhibit 10.27 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 26, 2006
*10	.9.4.1	Amendment One to Restricted Stock Unit Agreement (ConAgra Foods 2006 Stock Plan) incorporated herein by reference to Exhibit 10.12 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 23, 2008
*10	.9.5	Form of Restricted Stock Unit Agreement (ConAgra Foods 2006 Stock Plan) (Post—July 2007) incorporated herein by reference to Exhibit 10.13 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 23, 2008
*10	.10	ConAgra Foods 2009 Stock Plan incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ current report on Form 8-K dated September 28, 2009
*10	.10.1	Form of Stock Option Agreement (ConAgra Foods 2009 Stock Plan) for Non-Employee Directors under the ConAgra Foods 2009 Stock Plan incorporated herein by reference to Exhibit 10.5 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended August 30, 2009
*10	.10.2	Form of Stock Option Agreement (ConAgra Foods 2009 Stock Plan) incorporated herein by reference to Exhibit 10.4 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended August 30, 2009
*10	.10.3	Form of Stock Option Agreement for certain named executive officers (ConAgra Foods 2009 Stock Plan) incorporated herein by reference to Exhibit 10.6 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended August 30, 2009
*10	.10.4	Form of Restricted Stock Unit Agreement (ConAgra Foods 2009 Stock Plan) incorporated herein by reference to Exhibit 10.3 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended August 30, 2009
*10	.10.4.1	Form of Restricted Stock Unit Agreement (ConAgra Foods 2009 Stock Plan) (Choice Program) incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended August 29, 2010
*10	.10.4.2	Form of Restricted Stock Unit Agreement (ConAgra Foods 2009 Stock Plan) (Choice Program—post November 2010) incorporated herein by reference to Exhibit 10.5 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended February 27, 2011
*10	.10.5	Form of Restricted Stock Unit Agreement for Non-Employee Directors (ConAgra Foods 2009 Stock Plan) incorporated herein by reference to Exhibit 10.6 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended February 27, 2011
*10	.11	ConAgra Foods 2004 Executive Incentive Plan incorporated by reference to Exhibit 10.18 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 30, 2004
*10	.11.1	Amendment One to ConAgra Foods 2004 Executive Incentive Plan incorporated herein by reference to Exhibit 10.6 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 23, 2008
*10	.12	ConAgra Foods Executive Incentive Plan, as amended and restated incorporated herein by reference to Exhibit 10.2 of ConAgra Foods’ current report on Form 8-K dated September 28, 2009
*10	.13	ConAgra Foods, Inc. 2006 Performance Share Plan, as amended, incorporated herein by reference to Exhibit 10.8 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 23, 2008

Number		Description

*10	.14	ConAgra Foods, Inc. 2008 Performance Share Plan, effective July 16, 2008, incorporated herein by reference to Exhibit 10.3 of ConAgra Foods’ quarterly report on Form 10-Q for quarter ended August 24, 2008
*10	.15	ConAgra Foods, Inc. Deferred Compensation Plan Requirements dated December 10, 2010 incorporated herein by reference to Exhibit 10.7 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended February 27, 2011
*10	.16	Form of Amended and Restated Agreement between ConAgra Foods and its executives incorporated herein by reference to Exhibit 10.14 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 23, 2008
*10	.17	Form of Executive Time Sharing Agreement incorporated herein by reference to Exhibit 10.5 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 25, 2007
*10	.18	Amended and Restated Employment Agreement between ConAgra Foods and Gary M. Rodkin incorporated herein by reference to Exhibit 10.15 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 23, 2008
*10	.19	Stock Option Agreement between ConAgra Foods and Gary M. Rodkin incorporated herein by reference to Exhibit 10.2 of ConAgra Foods’ current report on Form 8-K dated August 31, 2005
*10	.20	Second Amended and Restated Employment Agreement by and between ConAgra Foods, Inc. and Robert F. Sharpe, Jr. dated November 17, 2010 incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 28, 2010
*10	.21	Letter Agreement between ConAgra Foods and Andre Hawaux, dated October 9, 2006 incorporated herein by reference to Exhibit 10.24 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 27, 2007
*10	.22	Transition and Severance Agreement between ConAgra Foods, Inc. and Pete Perez dated December 31, 2009, incorporated herein by reference to Exhibit 10.3 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended February 28, 2010
*10	.23	Amendment No. 1 to Stock Option Agreement between ConAgra Foods, Inc. and Peter M. Perez dated December 31, 2009 (2004 Options), incorporated herein by reference to Exhibit 10.4 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended February 28, 2010
*10	.24	Amendment No. 1 to Stock Option Agreement between ConAgra Foods, Inc. and Peter M. Perez dated December 31, 2009 (2009 Options), incorporated herein by reference to Exhibit 10.5 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended February 28, 2010
*10	.25	Summary of Non-Employee Director Compensation Program incorporated herein by reference to Exhibit 10.8 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended February 27, 2011
*10	.26	Long-Term Revolving Credit Agreement between ConAgra Foods and the banks that have signed the agreement incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ current report on Form 8-K dated December 16, 2005
*10	.26.1	Extension Letter for Long-Term Revolving Credit Agreement between ConAgra Foods and the banks that have signed the agreement incorporated herein by reference to Exhibit 10.23.1 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 26, 2006
*10	.27	Contribution and Equity Interest Purchase Agreement by and among ConAgra Foods, Inc., ConAgra Foods Food Ingredients Company, Inc., Freebird I LLC, Freebird II LLC, Freebird Holdings, LLC and Freebird Intermediate Holdings, LLC, dated as of March 27, 2008, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ current report on Form 8-K dated March 27, 2008
12		Statement regarding computation of ratios of earnings to fixed charges
21		Subsidiaries of ConAgra Foods, Inc.
23		Consent of KPMG LLP
24		Powers of Attorney
31.1		Section 302 Certificate
31.2		Section 302 Certificate

Number	Description

32.1	Section 906 Certificates
101.1	The following materials from ConAgra Foods’ Annual Report on Form 10-K for the year ended May 29, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Common Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vi) document and entity information.

*	Management contract or compensatory plan.

Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to ConAgra Foods’ long-term debt are not filed with this Form 10-K. ConAgra Foods will furnish a copy of any such long-term debt agreement to the Securities and Exchange Commission upon request.