Form 10-Q
period 2011-08-28
CONAGRA FOODS INC /DE/
filed 2011-09-30
CIK 23217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 28, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares outstanding of issuer’s common stock, as of September 25, 2011, was 414,497,096.

Part I. FINANCIAL INFORMATION
Item 1 Financial Statements	3
Unaudited Condensed Consolidated Statements of Earnings for the Thirteen Weeks ended August 28, 2011 and August 29, 2010	3
Unaudited Condensed Consolidated Statements of Comprehensive Income for the Thirteen Weeks ended August 28, 2011 and August 29, 2010	4
Unaudited Condensed Consolidated Balance Sheets as of August 28, 2011 and May 29, 2011	5
Unaudited Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks ended August 28, 2011 and August 29, 2010	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3 Quantitative and Qualitative Disclosures About Market Risk	34
Item 4 Controls and Procedures	35
Part II. OTHER INFORMATION
Item 1 Legal Proceedings	37
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 6 Exhibits	37
Signatures	38
Exhibit Index	39
EX-10.1
EX-10.2
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions except per share amounts)
(unaudited)

	Thirteen weeks ended
	August 28,	August 29,
	2011	2010
Net sales	$3,072.0	$2,804.3
Costs and expenses:
Cost of goods sold	2,473.3	2,153.0
Selling, general and administrative expenses	422.9	410.0
Interest expense, net	52.9	37.3

Income from continuing operations before income taxes and equity method investment earnings	122.9	204.0
Income tax expense	43.6	66.9
Equity method investment earnings	6.2	6.2

Income from continuing operations	85.5	143.3
Income from discontinued operations, net of tax	0.1	3.0

Net income	$85.6	$146.3

Less: Net income (loss) attributable to noncontrolling interests	0.3	(0.1)

Net income attributable to ConAgra Foods, Inc.	$85.3	$146.4

Earnings per share — basic
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$0.21	$0.32
Income from discontinued operations attributable to ConAgra Foods, Inc. common stockholders	—	0.01

Net income attributable to ConAgra Foods, Inc. common stockholders	$0.21	$0.33

Earnings per share — diluted
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$0.20	$0.32
Income from discontinued operations attributable to ConAgra Foods, Inc. common stockholders	—	0.01

Net income attributable to ConAgra Foods, Inc. common stockholders	$0.20	$0.33

Cash dividends declared per common share	$0.23	$0.20
     See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Thirteen weeks ended
	August 28,	August 29,
	2011	2010
Net income	$85.6	$146.3
Other comprehensive income (loss):
Derivative adjustments, net of tax	(31.9)	0.1
Unrealized gains and losses on available-for-sale securities, net of tax:
Unrealized net holding losses	(0.1)	(0.2)
Currency translation adjustment:
Unrealized translation gains (losses)	(9.9)	4.9
Pension and postretirement healthcare liabilities, net of tax	6.1	2.3

Comprehensive income	49.8	153.4
Comprehensive income (loss) attributable to noncontrolling interests	0.3	(0.1)

Comprehensive income attributable to ConAgra Foods, Inc.	$49.5	$153.5

     See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions except share data)
(unaudited)

	August 28,	May 29,
	2011	2011
ASSETS
Current assets
Cash and cash equivalents	$1,095.2	$972.4
Receivables, less allowance for doubtful accounts of $7.7 and $7.8	922.0	849.4
Inventories	1,815.3	1,803.4
Prepaid expenses and other current assets	261.1	274.1

Total current assets	4,093.6	3,899.3

Property, plant and equipment	5,708.0	5,698.1
Less accumulated depreciation	(3,070.0)	(3,028.0)

Property, plant and equipment, net	2,638.0	2,670.1

Goodwill	3,609.0	3,609.4
Brands, trademarks and other intangibles, net	989.3	936.3
Other assets	280.8	293.6

	$11,610.7	$11,408.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current installments of long-term debt	$376.8	$363.5
Accounts payable	1,165.5	1,083.7
Accrued payroll	125.7	124.1
Other accrued liabilities	666.2	554.3

Total current liabilities	2,334.2	2,125.6

Senior long-term debt, excluding current installments	2,659.8	2,674.4
Subordinated debt	195.9	195.9
Other noncurrent liabilities	1,690.5	1,704.3

Total liabilities	6,880.4	6,700.2

Commitments and contingencies (Note 12)
Common stockholders’ equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 567,907,172	2,839.7	2,839.7
Additional paid-in capital	880.4	899.1
Retained earnings	4,842.3	4,853.6
Accumulated other comprehensive loss	(258.5)	(222.7)
Less treasury stock, at cost, 153,586,405 and 157,412,899 common shares	(3,580.5)	(3,668.2)

Total ConAgra Foods, Inc. common stockholders’ equity	4,723.4	4,701.5
Noncontrolling interests	6.9	7.0

Total stockholders’ equity	4,730.3	4,708.5

	$11,610.7	$11,408.7

     See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Thirteen weeks ended
	August 28,	August 29,
	2011	2010
Cash flows from operating activities:
Net income	$85.6	$146.3
Income from discontinued operations	0.1	3.0

Income from continuing operations	85.5	143.3
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	91.5	85.8
Asset impairment charges	7.1	0.2
Insurance recoveries recognized related to Garner accident	—	(1.3)
Advances from insurance carriers related to Garner accident	—	3.0
Distributions from affiliates less than current earnings	(2.2)	(2.6)
Contributions to pension plans	(3.0)	(110.1)
Share-based payments expense	12.3	8.4
Non-cash interest income on payment-in-kind notes	—	(18.5)
Other items	(6.7)	24.0
Change in operating assets and liabilities before effects of business acquisitions and dispositions:
Accounts receivable	(63.1)	(2.2)
Inventory	(12.1)	(148.3)
Prepaid expenses and other current assets	12.9	37.8
Accounts payable	108.9	81.1
Accrued payroll	1.6	(131.9)
Other accrued liabilities	79.3	135.5

Net cash flows from operating activities — continuing operations	312.0	104.2
Net cash flows from operating activities — discontinued operations	3.1	4.6

Net cash flows from operating activities	315.1	108.8

Cash flows from investing activities:
Additions to property, plant and equipment	(95.6)	(129.1)
Sale of property, plant and equipment	3.8	1.0
Advances from insurance carriers related to Garner accident	—	2.5
Purchase of businesses and intangible assets	(57.5)	(129.7)

Net cash flows from investing activities — continuing operations	(149.3)	(255.3)
Net cash flows from investing activities — discontinued operations	—	248.9

Net cash flows from investing activities	(149.3)	(6.4)

Cash flows from financing activities:
Repayment of long-term debt	(2.5)	(38.4)
Repurchase of ConAgra Foods common shares	—	(100.0)
Cash dividends paid	(94.3)	(88.5)
Exercise of stock options and issuance of other stock awards	55.7	10.9
Other items	—	(0.3)

Net cash flows from financing activities — continuing operations	(41.1)	(216.3)
Net cash flows from financing activities — discontinued operations	—	(0.1)

Net cash flows from financing activities	(41.1)	(216.4)

Effect of exchange rate changes on cash and cash equivalents	(1.9)	1.7
Net change in cash and cash equivalents	122.8	(112.3)
Cash and cash equivalents at beginning of period	972.4	953.2

Cash and cash equivalents at end of period	$1,095.2	$840.9

     See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirteen Weeks ended August 28, 2011 and August 29, 2010
(columnar dollars in millions except per share amounts)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The unaudited financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. The adjustments are of a normal recurring nature, except as otherwise noted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the ConAgra Foods, Inc. (the “Company,” “we,” “us,” or “our”) annual report on Form 10-K for the fiscal year ended May 29, 2011.
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
Comprehensive Income — Comprehensive income includes net income, currency translation adjustments, certain derivative-related activity, changes in the value of available-for-sale investments, and changes in prior service cost and net actuarial gains (losses) from pension and postretirement health care plans. We generally deem our foreign investments to be essentially permanent in nature and we do not provide for taxes on currency translation adjustments arising from converting the investment denominated in a foreign currency to U.S. dollars. When we determine that a foreign investment, as well as undistributed earnings, are no longer permanent in nature, estimated taxes are provided for the related deferred tax liability (asset), if any, resulting from currency translation adjustments. We reclassified $0.1 million of foreign currency translation net losses to net income due to the disposal or substantial liquidation of foreign subsidiaries in the first quarter of fiscal 2011.
The following details the income tax expense (benefit) on components of other comprehensive income:

	Thirteen weeks ended
	August 28,	August 29,
	2011	2010
Net derivative adjustment	$(18.8)	$—
Unrealized losses on available-for-sale securities	(0.1)	(0.1)
Pension and postretirement healthcare liabilities	3.7	1.5

	$(15.2)	$1.4

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

2. DISCONTINUED OPERATIONS AND DIVESTITURES
Discontinued Operations
Frozen Handhelds Operations
During the fourth quarter of fiscal 2011, we completed the sale of substantially all of the assets of our frozen handhelds operations for $8.8 million in cash. We recognized impairment and related charges totaling $21.7 million ($14.2 million after-tax) in the fourth quarter of fiscal 2011. We reflected the results of these operations as discontinued operations for all periods presented.
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
In connection with the sale of this business, we entered into agreements to purchase certain ingredients, at prices approximating market rates, from the divested business for a period of five years. The continuing cash flows related to these agreements are not significant, and, accordingly, are not deemed to be direct cash flows of the divested business.
Summary of Operational Results
The summary comparative financial results of discontinued operations were as follows:

	Thirteen weeks ended
	August 28,	August 29,
	2011	2010
Net sales	$0.5	$54.0

Income from operations of discontinued operations before income taxes	$0.1	$5.2
Net gain from disposal of businesses	—	0.9

Income before income taxes	0.1	6.1
Income tax expense	—	(3.1)

Income from discontinued operations, net of tax	$0.1	$3.0

Operating results from discontinued operations for the thirteen weeks ended August 29, 2010 reflected the reversal of an accrual of $3.0 million related to certain legal matters of divested businesses.
There were no assets and liabilities classified as held for sale as of August 28, 2011 and May 29, 2011.

3. ACQUISITIONS
In the first quarter of fiscal 2011, we acquired the assets of American Pie, LLC (“American Pie”) for $131.0 million in cash plus assumed liabilities. American Pie is a manufacturer of frozen fruit pies, thaw and serve pies, fruit cobblers, and pie crusts under the Marie Callender’s® and Claim Jumper® trade names, as well as frozen dinners, pot pies, and appetizers under the Claim Jumper® trade name. Approximately $51.5 million of the purchase price was allocated to goodwill and $61.3 million was allocated to brands, trademarks and other intangibles. The amount allocated to goodwill is deductible for income tax purposes and is primarily attributable to American Pie’s product portfolio, as well as anticipated synergies and other intangibles that do not qualify for separate recognition. This business is included in the Consumer Foods segment.
4. VARIABLE INTEREST ENTITIES
Variable Interest Entities Consolidated
We own a 49.99% interest in Lamb Weston BSW, LLC (“Lamb Weston BSW”), a potato processing venture with Ochoa Ag Unlimited Foods, Inc. (“Ochoa”). We provide all sales and marketing services to Lamb Weston BSW. Under certain circumstances, we could be required to compensate the other equity owner of Lamb Weston BSW for lost profits resulting from significant production shortfalls (“production shortfalls”). Commencing on June 1, 2018, or on an earlier date under certain circumstances, we have a contractual right to purchase the remaining equity interest in Lamb Weston BSW from Ochoa (the “call option”). We are currently subject to a contractual obligation to purchase all of Ochoa’s equity investment in Lamb Weston BSW at the option of Ochoa (the “put option”). The purchase prices under the call option and the put option (the “options”) are based on the book value of Ochoa’s equity interest at the date of exercise, as modified by an agreed-upon rate of return for the holding period of the investment balance. The agreed-upon rate of return varies depending on the circumstances under which any of the options are exercised. As of August 28, 2011, the price at which Ochoa had the right to put its equity interest to us was $31.3 million. This amount is presented within other liabilities in our condensed consolidated balance sheets. We have determined that Lamb Weston BSW is a variable interest entity and that we are the primary beneficiary of the entity. Accordingly, we consolidate the financial statements of Lamb Weston BSW.
As of August 28, 2011, we provided lines of credit of up to $15.0 million to Lamb Weston BSW. Borrowings under the lines of credit bear interest at a rate of LIBOR plus 200 basis points with a floor of 3.25%. In the first quarter of fiscal 2011, we repaid $35.4 million of bank borrowings of Lamb Weston BSW and took assignment of a promissory note from the joint venture, the balance of which was $36.1 million at August 28, 2011. The promissory note is due in December 2015. The promissory note is currently accruing interest at a rate of LIBOR plus 200 basis points with a floor of 3.25%. The amounts owed by Lamb Weston BSW to the Company are not reflected in our balance sheets, as they are eliminated in consolidation.
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

Due to the consolidation of these variable interest entities, we reflected in our condensed consolidated balance sheets:

	August 28,	May 29,
	2011	2011
Cash and cash equivalents	$13.6	$5.3
Receivables, less allowance for doubtful accounts	13.5	18.9
Inventories	1.6	1.5
Prepaid expenses and other current assets	—	0.3
Property, plant and equipment, net	90.6	91.8
Goodwill	18.8	18.8
Brands, trademarks and other intangibles, net	8.9	9.0

Total assets	$147.0	$145.6

Current installments of long-term debt	$27.8	$13.4
Accounts payable	14.4	13.1
Accrued payroll	0.6	0.4
Other accrued liabilities	1.0	0.7
Senior long-term debt, excluding current installments	14.8	30.1
Other noncurrent liabilities (minority interest)	26.7	26.7

Total liabilities	$85.3	$84.4

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
We hold a 50% interest in Lamb Weston RDO, a potato processing venture. We provide all sales and marketing services to Lamb Weston RDO. We receive a fee for these services based on a percentage of the net sales of the venture. We reflect the value of our ownership interest in this venture in other assets in our condensed consolidated balance sheets, based upon the equity method of accounting. The balance of our investment was $13.0 million and $13.6 million at August 28, 2011 and May 29, 2011, respectively, representing our maximum exposure to loss as a result of our involvement with this venture. The capital structure of Lamb Weston RDO includes owners’ equity of $25.9 million and term borrowings from banks of $43.5 million as of August 28, 2011. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this venture.
We lease certain office buildings from entities that we have determined to be variable interest entities. The lease agreements with these entities include fixed-price purchase options for the assets being leased, representing our only variable interest in these lessor entities. These leases are accounted for as operating leases, and accordingly, there are no material assets or liabilities associated with these entities included in our condensed consolidated balance sheets. We have no material exposure to loss from our variable interests in these entities. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of these entities. In making this determination, we have considered, among other items, the terms of the lease agreements, the expected remaining useful lives of the assets leased, and the capital structure of the lessor entities.
5. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
The change in the carrying amount of goodwill for the first quarter of fiscal 2012 was as follows:

	Consumer	Commercial
	Foods	Foods	Total
Balance as of May 29, 2011	$3,479.7	$129.7	$3,609.4
Currency Translation	(0.5)	0.1	(0.4)

Balance as of August 28, 2011	$3,479.2	$129.8	$3,609.0

Other identifiable intangible assets were as follows:

	August 28, 2011		May 29, 2011
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Non-amortizing intangible assets	$828.7	$—	$771.2	$—
Amortizing intangible assets	214.0	53.4	213.9	48.8

	$1,042.7	$53.4	$985.1	$48.8

Non-amortizing intangible assets are comprised of brands and trademarks.

Amortizing intangible assets, carrying a weighted average life of approximately 13 years, are principally composed of licensing arrangements, customer relationships, and intellectual property. Based on amortizing assets recognized in our condensed consolidated balance sheet as of August 28, 2011, amortization expense is estimated to average approximately $16.3 million for each of the next five years.
In the first quarter of fiscal 2012, we acquired the Marie Callender’s® brand trademarks for $57.5 million. This intangible asset is presented in the Consumer Foods segment.
6. DERIVATIVE FINANCIAL INSTRUMENTS
Our operations are exposed to market risks from adverse changes in commodity prices affecting the cost of raw materials and energy, foreign currency exchange rates, and interest rates. In the normal course of business, these risks are managed through a variety of strategies, including the use of derivatives.
Commodity and commodity index futures and option contracts are used from time to time to economically hedge commodity input prices on items such as natural gas, vegetable oils, proteins, dairy, grains, and electricity. Generally, we economically hedge a portion of our anticipated consumption of commodity inputs for periods of up to 36 months. We may enter into longer-term economic hedges on particular commodities, if deemed appropriate. As of August 28, 2011, we had economically hedged certain portions of our anticipated consumption of commodity inputs using derivative instruments with expiration dates through December 2012.
In order to reduce exposures related to changes in foreign currency exchange rates, we enter into forward exchange, option, or swap contracts from time to time for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of August 28, 2011, we had economically hedged certain portions of our foreign currency risk in anticipated transactions using derivative instruments with expiration dates through May 2017.
From time to time, we may use derivative instruments, including interest rate swaps, to reduce risk related to changes in interest rates. This includes, but is not limited to, hedging against increasing interest rates prior to the issuance of long-term debt and hedging the fair value of our senior long-term debt.
Derivatives Designated as Cash Flow Hedges
We have entered into interest rate swap contracts to hedge the interest rate risk related to our forecasted issuance of long-term debt in 2014 (based on the anticipated refinancing of the senior long-term debt maturing at that time). We designated these interest rate swaps as cash flow hedges of the forecasted interest payments related to this debt issuance. The unrealized loss associated with these derivatives, which is deferred in accumulated other comprehensive loss at August 28, 2011, was $62.5 million.
The net notional amount of these interest rate derivatives at August 28, 2011 was $500.0 million.
Hedge ineffectiveness for cash flow hedges may impact net earnings when a change in the value of a hedge does not entirely offset the change in the value of the underlying hedged item. Depending on the nature of the hedge, ineffectiveness is recognized within cost of goods sold or selling, general and administrative expenses. We do not exclude any component of the hedging instrument’s gain or loss when assessing ineffectiveness. The ineffectiveness associated with derivatives designated as cash flow hedges from continuing operations was not material to our results of operations in any period presented.
Derivatives Designated as Fair Value Hedges
During fiscal 2010, we entered into interest rate swap contracts to hedge the fair value of certain of our senior long-term debt instruments maturing in fiscal 2012 and 2014. We designated these interest rate swap contracts as fair value hedges of the debt instruments.
Changes in fair value of the derivative instruments are immediately recognized in earnings along with changes in the fair value of the items being hedged (based solely on the change in the benchmark interest rate). These gains and losses are classified within selling, general and administrative expenses. During the first quarter of fiscal 2011, we recognized a net gain of $21.9 million on the interest rate swap contracts and a loss of $19.3 million on the senior long-term debt.
We terminated the interest rate swap contracts during the second quarter of fiscal 2011. As a result of this termination, we received proceeds of $31.5 million. The cumulative adjustment to the fair value of the debt instruments being hedged, $34.8 million, is included in long-term debt and is being amortized as a reduction of interest expense over the remaining lives of the debt instruments (through fiscal 2014). At August 28, 2011, the unamortized amount was $24.5 million.
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
All derivative instruments are recognized on the balance sheet at fair value. The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. In accordance with the Financial Accounting Standards Board (“FASB”) guidance, we offset certain derivative asset and liability balances, as well as certain amounts representing rights to reclaim cash collateral and obligations to return cash collateral, where legal right of setoff exists. At August 28, 2011 and May 29, 2011, amounts representing a right to reclaim cash collateral of $20.9 million and $7.8 million, respectively, were included in prepaid expenses and other current assets in our condensed consolidated balance sheets.
Derivative assets and liabilities and amounts representing a right to reclaim cash collateral or obligation to return cash collateral were reflected in our condensed consolidated balance sheets as follows:

	August 28,	May 29,
	2011	2011
Prepaid expenses and other current assets	$77.0	$71.5
Other accrued liabilities	121.5	92.2

The following table presents our derivative assets and liabilities, on a gross basis, prior to the offsetting of amounts where legal right of setoff exists at August 28, 2011:

	Derivative Assets		Derivative Liabilities
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Interest rate contracts	Prepaid expenses and other current assets	$—	Other accrued liabilities	$62.5
Total derivatives designated as hedging instruments		$—		$62.5

Commodity contracts	Prepaid expenses and other current assets	$79.3	Other accrued liabilities	$60.8
Foreign exchange contracts	Prepaid expenses and other current assets	2.4	Other accrued liabilities	25.3
Other	Prepaid expenses and other current assets	1.7	Other accrued liabilities	0.2

Total derivatives not designated as hedging instruments		$83.4		$86.3

Total derivatives		$83.4		$148.8

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

The location and amount of gains (losses) from derivatives not designated as hedging instruments in our condensed consolidated statements of earnings were as follows:

	Location in
	Condensed Consolidated
	Statement
	of Earnings of Gain	Amount of Gain (Loss) Recognized on Derivatives in Condensed
Derivatives Not Designated as Hedging	(Loss) Recognized	Consolidated Statement of Earnings for the Thirteen Weeks Ended
Instruments	on Derivatives	August 28, 2011	August 29, 2010
Commodity contracts	Cost of goods sold	$42.5	$(25.7)
Foreign exchange contracts	Cost of goods sold	(7.0)	(9.7)
Foreign exchange contracts	Selling, general and administrative expenses	0.3	(0.3)

Total gain (loss) from derivative instruments not designated as hedging instruments		$35.8	$(35.7)

As of August 28, 2011, our open commodity contracts had a notional value (defined as notional quantity times market value per notional quantity unit) of $981.4 million and $973.6 million for purchase and sales contracts, respectively. As of May 29, 2011, our open commodity contracts had a notional value of $1.0 billion and $1.2 billion for purchase and sales contracts, respectively. The notional amount of our foreign currency forward and cross currency swap contracts as of both August 28, 2011 and May 29, 2011 was $328.8 million and $292.7 million, respectively. In addition, we held foreign currency option collar contracts with notional amounts of $52.2 million and $86.4 million as of August 28, 2011 and May 29, 2011, respectively.
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
At August 28, 2011, the maximum amount of loss due to the credit risk of the counterparties, had the counterparties failed to perform according to the terms of the contracts, was $59.8 million.
7. SHARE-BASED PAYMENTS
For the thirteen weeks ended August 28, 2011, we recognized total stock-based compensation expense (including stock options, restricted stock units, and performance shares) of $12.3 million. For the thirteen weeks ended August 29, 2010, we recognized total stock-based compensation expense of $8.4 million. During the first quarter of fiscal 2012, we granted 1.7 million restricted stock units at a weighted average grant date price of $26.11, 4.1 million stock options at a weighted average exercise price of $26.15, and 0.5 million performance shares at a weighted average grant date price of $26.15.
Performance shares are granted to selected executives and other key employees with vesting contingent upon meeting various Company-wide performance goals. The performance goals for the performance periods ending in fiscal 2012 and fiscal 2013 are based upon our earnings before interest and taxes and our return on average invested capital measured over a defined performance period. The performance goals for the performance period ending in fiscal 2014 are based upon our operating cash flow return on operations, a measure of operating cash flow as a percentage of invested capital measured over a defined performance period, and revenue growth. The awards actually earned will range from zero to three hundred percent of the targeted number of performance shares for the performance period ending in fiscal 2012; from zero to two hundred percent of the targeted number of performance shares for the performance period ending in fiscal 2013; and from zero to two hundred twenty percent of the targeted number of performance shares for the performance period ending in fiscal 2014. For the performance period ending in fiscal 2014, a payout equal to 25% of approved target incentive is required to be paid out if we achieve a threshold level of cash flow return on operations. Awards, if earned, will be paid in shares of our common stock. Subject to limited exceptions set forth in the performance share plan, any shares earned will be distributed at the end of the performance period. The value of the performance shares is adjusted based upon the market price of our common stock at the end of each reporting period and amortized as compensation expense over the vesting period.
The weighted average Black-Scholes assumptions for stock options granted during the first quarter of fiscal 2012 were as follows:

Expected volatility (%)	22.89
Dividend yield (%)	3.97
Risk-free interest rate (%)	1.38
Expected life of stock option (years)	4.75
The weighted average value of stock options granted during the first quarter of fiscal 2012 was $3.26 per option, based upon a Black-Scholes methodology.
8. EARNINGS PER SHARE
Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock awards, and other dilutive securities.
The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	Thirteen weeks ended
	August 28,	August 29,
	2011	2010
Net income attributable to ConAgra Foods, Inc. common stockholders:
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$85.2	$143.4
Income from discontinued operations, net of tax, attributable to ConAgra Foods, Inc. common stockholders	0.1	3.0

Net income attributable to ConAgra Foods, Inc. common stockholders	85.3	146.4
Less: Increase in redemption value of noncontrolling interests in excess of earnings allocated	0.3	1.4

Net income attributable to ConAgra Foods, Inc. common stockholders	$85.0	$145.0

Weighted average shares outstanding:
Basic weighted average shares outstanding	412.7	441.5
Add: Dilutive effect of stock options, restricted stock awards, and other dilutive securities	5.4	4.5

Diluted weighted average shares outstanding	418.1	446.0

For the thirteen weeks ended August 28, 2011, there were 13.5 million stock options outstanding that were excluded from the computation of shares contingently issuable upon exercise of the stock options because exercise prices exceeded the average market value of our common stock during the period. For the thirteen weeks ended August 29, 2010, there were 35.7 million stock options excluded from the calculation.
The decline in the diluted weighted average shares outstanding from the first quarter of fiscal 2011 resulted principally from our repurchase of 36.1 million shares during fiscal 2011 under our share repurchase plan.
9. INVENTORIES
The major classes of inventories were as follows:

	August 28,	May 29,
	2011	2011
Raw materials and packaging	$575.8	$639.5
Work in process	106.8	83.1
Finished goods	1,047.1	992.9
Supplies and other	85.6	87.9

Total	$1,815.3	$1,803.4

10. RESTRUCTURING
Administrative Efficiency Restructuring Plan
In August 2011, we made a decision to reorganize our Consumer Foods sales function and certain other administrative functions within our Commercial Foods and Corporate reporting segments. These actions, collectively referred to as the Administrative Efficiency Restructuring Plan (the “Administrative Efficiency Plan”), are intended to improve the efficiency and effectiveness of the affected sales and administrative functions. In connection with the Administrative Efficiency Plan, we expect to incur approximately $21.6 million of charges, primarily for severance and costs of employee relocation. In the first quarter of fiscal 2012, we recognized charges of approximately $11.3 million in relation to the Administrative Efficiency Plan.
We anticipate that we will recognize the following pre-tax expenses associated with the Administrative Efficiency Plan in the fiscal 2012 to 2013 timeframe (amounts include charges recognized in the first quarter of fiscal 2012):

	Consumer	Commercial
	Foods	Foods	Corporate	Total
Accelerated depreciation	$—	$—	$1.4	$1.4
Severance and related costs	5.3	—	3.3	8.6
Other, net	10.3	1.1	0.2	11.6

Total selling, general and administrative expenses	15.6	1.1	4.9	21.6

Consolidated total	$15.6	$1.1	$4.9	$21.6

Included in the above estimates are $20.2 million of charges that have resulted or will result in cash outflows and $1.4 million of non-cash charges.
During the first quarter of fiscal 2012, we recognized the following pre-tax charges in our condensed consolidated statement of earnings for the Administrative Efficiency Plan:

	Consumer	Commercial
	Foods	Foods	Corporate	Total
Accelerated depreciation	$—	$—	$0.4	$0.4
Severance and related costs	5.3	—	3.0	8.3
Other, net	2.2	0.4	—	2.6

Total selling, general and administrative expenses	7.5	0.4	3.4	11.3

Consolidated total	$7.5	$0.4	$3.4	$11.3

Liabilities recorded for the various initiatives and changes therein for the first quarter of fiscal 2012 under the Administrative Efficiency Plan were as follows:

	Balance at	Costs Incurred			Balance at
	May 29,	and Charged	Costs Paid	Changes in	August 28,
	2011	to Expense	or Otherwise Settled	Estimates	2011
Severance and related costs	$—	$8.3	$(0.1)	$—	$8.2
Plan implementation costs	—	2.6	(0.2)	—	2.4

Total	$—	$10.9	$(0.3)	$—	$10.6

Network Optimization Plan
During the third quarter of fiscal 2011, our Board of Directors approved a plan recommended by executive management designed to optimize our manufacturing and distribution networks. We refer to this plan as the “Network Optimization Plan”. The Network Optimization Plan consists of projects that involve, among other things, the exit of certain manufacturing facilities, the disposal of underutilized manufacturing assets, and actions designed to optimize our distribution network. The Network Optimization Plan is expected to be implemented by the end of fiscal 2013 and is intended to improve the efficiency of our manufacturing operations and reduce costs.
In connection with the Network Optimization Plan, we expect to incur pre-tax cash and non-cash charges for asset impairments, accelerated depreciation, severance, relocation, and site closure costs of $68.3 million. We have recognized, and/or expect to recognize, expenses associated with the Network Optimization Plan, including but not limited to, impairments of property, plant and equipment, accelerated depreciation, severance and related costs, and plan implementation costs (e.g., consulting, employee relocation, etc.). We anticipate that we will recognize the following pre-tax expenses associated with the Network Optimization Plan in the fiscal 2011 to fiscal 2013 timeframe (amounts include charges recognized in fiscal 2011 and in the first quarter of fiscal 2012):

	Consumer	Commercial
	Foods	Foods	Total
Accelerated depreciation	$17.4	$—	$17.4
Inventory write-offs and related costs	3.1	0.3	3.4

Total cost of goods sold	20.5	0.3	20.8

Asset impairment	10.6	13.8	24.4
Severance and related costs	8.0	0.1	8.1
Other, net	12.3	2.7	15.0

Total selling, general and administrative expenses	30.9	16.6	47.5

Consolidated total	$51.4	$16.9	$68.3

Included in the above estimates are $25.4 million of charges that have resulted or will result in cash outflows and $42.9 million of non-cash charges.
During the first quarter of fiscal 2012, we recognized the following pre-tax charges in our condensed consolidated statement of earnings for the Network Optimization Plan:

	Consumer	Commercial
	Foods	Foods	Total
Accelerated depreciation	$2.7	$—	$2.7
Inventory write-offs and related costs	0.4	—	0.4

Total cost of goods sold	3.1	—	3.1

Asset impairment	2.1	3.4	5.5
Severance and related costs	0.6	—	0.6
Other, net	1.2	0.4	1.6

Total selling, general and administrative expenses	3.9	3.8	7.7

Consolidated total	$7.0	$3.8	$10.8

We recognized the following cumulative (plan inception to August 28, 2011) pre-tax charges related to the Network Optimization Plan in our condensed consolidated statement of earnings:

	Consumer	Commercial
	Foods	Foods	Total
Accelerated depreciation	$7.8	$—	$7.8
Inventory write-offs and related costs	0.6	0.3	0.9

Total cost of goods sold	8.4	0.3	8.7

Asset impairment	10.6	13.8	24.4
Severance and related costs	5.7	0.1	5.8
Other, net	1.9	0.4	2.3

Total selling, general and administrative expenses	18.2	14.3	32.5

Consolidated total	$26.6	$14.6	$41.2

Liabilities recorded for the various initiatives and changes therein for the first quarter of fiscal 2012 under the Network Optimization Plan were as follows:

	Balance at	Costs Incurred			Balance at
	May 29,	and Charged	Costs Paid	Changes in	August 28,
	2011	to Expense	or Otherwise Settled	Estimates	2011
Severance and related costs	$4.8	$0.7	$(0.3)	$—	$5.2
Plan implementation costs	—	1.6	(1.5)	—	0.1

Total	$4.8	$2.3	$(1.8)	$—	$5.3

2010 Restructuring Plan
During the fourth quarter of fiscal 2010, our Board of Directors approved a plan recommended by executive management related to the long-term production of our meat snack products. The plan provides for the closure of our meat snacks production facility in Garner, North Carolina, and the movement of production to our existing facility in Troy, Ohio. Since the Garner accident, the Troy facility has been producing a portion of our meat snack products. By the end of fiscal 2011, the plan was substantially implemented.
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
In connection with the 2010 plan, we expect to incur pre-tax cash and non-cash charges for asset impairments, accelerated depreciation, severance, relocation, and site closure costs of $66.8 million, of which $25.7 million was recognized in fiscal 2011 and $39.2 million was recognized in fiscal 2010. We have recognized expenses associated with the 2010 plan, including but not limited to, impairments of property, plant and equipment, accelerated depreciation, severance and related costs, and plan implementation costs (e.g., consulting, employee relocation, etc.). We anticipate that we will recognize the following pre-tax expenses associated with the 2010 plan in the fiscal 2010 to 2012 timeframe (amounts include charges recognized in fiscal 2010, 2011, and the first quarter of fiscal 2012):

	Consumer
	Foods	Corporate	Total
Accelerated depreciation	$19.1	$—	$19.1
Inventory write-offs and related costs	0.7	—	0.7

Total cost of goods sold	19.8	—	19.8

Asset impairment	16.9	—	16.9
Severance and related costs	17.0	—	17.0
Other, net	9.5	3.6	13.1

Total selling, general and administrative expenses	43.4	3.6	47.0

Consolidated total	$63.2	$3.6	$66.8

Included in the above estimates are $28.2 million of charges which have resulted or will result in cash outflows and $38.6 million of non-cash charges.
During the first quarter of fiscal 2012, we recognized $1.5 million of pre-tax charges in our condensed consolidated statement of earnings for the 2010 plan.

We recognized the following cumulative (plan inception to August 28, 2011) pre-tax charges related to the 2010 plan in our consolidated statement of earnings:

	Consumer
	Foods	Corporate	Total
Accelerated depreciation	$19.1	$—	$19.1
Inventory write-offs and related costs	0.7	—	0.7

Total cost of goods sold	19.8	—	19.8

Asset impairment	16.8	—	16.8
Severance and related costs	17.0	—	17.0
Other, net	9.2	3.6	12.8

Total selling, general and administrative expenses	43.0	3.6	46.6

Consolidated total	$62.8	$3.6	$66.4

Liabilities recorded for the various initiatives and changes therein for the first quarter of fiscal 2012 under the 2010 plan were as follows:

	Balance at	Costs Incurred			Balance at
	May 29,	and Charged	Costs Paid	Changes in	August 28,
	2011	to Expense	or Otherwise Settled	Estimates	2011
Severance and related costs	$5.2	$0.2	$(3.7)	$(0.5)	$1.2
Plan implementation costs	1.0	1.0	(1.9)	—	0.1
Other costs	2.7	—	(2.7)	—	—

Total	$8.9	$1.2	$(8.3)	$(0.5)	$1.3

11. INCOME TAXES
Our income tax expense from continuing operations for the first quarter of fiscal 2012 and 2011 was $43.6 million and $66.9 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) from continuing operations was approximately 34% and 32% for the first quarter of fiscal 2012 and 2011, respectively.
The amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $53.4 million as of August 28, 2011 and $56.5 million as of May 29, 2011. Included in the balance at August 28, 2011 and May 29, 2011 was $3.4 million and $3.3 million, respectively, of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. Any associated interest and penalties imposed would affect the tax rate. The gross unrecognized tax benefits excluded related liabilities for gross interest and penalties of $15.2 million and $14.7 million as of August 28, 2011 and May 29, 2011, respectively.
The net amount of unrecognized tax benefits at August 28, 2011 and May 29, 2011 that, if recognized, would impact the Company’s effective tax rate was $33.8 million and $35.7 million, respectively. Recognition of these tax benefits would have a favorable impact on the Company’s effective tax rate.
We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by $2 million to $7 million over the next twelve months due to various federal, state, and foreign audit settlements and the expiration of statutes of limitations.
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
The environmental proceedings include litigation and administrative proceedings involving Beatrice’s status as a potentially responsible party at 37 Superfund, proposed Superfund, or state-equivalent sites; these sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. Beatrice has paid or is in the process of paying its liability share at 34 of these sites. Reserves for these matters have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The reserves for Beatrice-related environmental matters totaled $70.9 million as of August 28, 2011, a majority of which relates to the Superfund and state-equivalent sites referenced above. We expect expenditures for Beatrice-related environmental matters to continue for up to 19 years.
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
We guarantee certain leases and other commercial obligations resulting from the 2002 divestiture of our fresh beef and pork operations. The remaining terms of these arrangements do not exceed five years and the maximum amount of future payments we have guaranteed was approximately $12.9 million as of August 28, 2011.
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
We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At August 28, 2011, the amount of supplier loans we have effectively guaranteed was approximately $71.9 million. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.
We are a party to a supply agreement with an onion processing company. We have guaranteed, under certain conditions, repayment of a loan of this supplier. At August 28, 2011, the term of the loan was 14 years, and the amount of our guarantee was $25.0 million. In the event of default on this loan by the supplier, we have the contractual right to purchase the loan from the lender, thereby giving us secured rights to the underlying collateral. Based on a recent review of the supplier’s liquidity, we believe that a deterioration in business environment may lead to a notice of default under the loan. However, based on our estimate of the value of the collateral, we have not established a liability in connection with this guarantee, as we believe the likelihood of financial exposure to us under this agreement is remote.
Federal income tax credits were generated related to our sweet potato production facility in Delhi, Louisiana. Third parties invested in certain of these income tax credits. We have guaranteed these third parties the face value of these income tax credits over their statutory lives, a period of seven years, in the event that the income tax credits are recaptured or reduced. The face value of the income tax credits was $21.2 million as of August 28, 2011. We believe the likelihood of the recapture or reduction of the income tax credits is remote, and therefore we have not established a liability in connection with this guarantee.
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
In June 2009, an accidental explosion occurred at our manufacturing facility in Garner, North Carolina. This facility was the primary production facility for our Slim Jim® branded meat snacks. On June 13, 2009, the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives announced its determination that the explosion was the result of an accidental natural gas release, and not a deliberate act. During the fourth quarter of fiscal 2011, we settled our property and business interruption claims related to the Garner accident with our insurance providers. During the fourth quarter of fiscal 2011, Jacobs Engineering Group Inc., our engineer and project manager at the site filed a declaratory judgment action against us seeking indemnity for personal injury claims brought against it as a result of the accident. In the first quarter of fiscal 2012, the Court granted our motion for summary judgment on the basis that the suit was filed prematurely. We will continue to defend this action vigorously. Any exposure in this case is expected to be limited to the applicable insurance deductible.
We are a party to several lawsuits concerning the use of diacetyl, a butter flavoring ingredient that was added to our microwave popcorn until late 2007. The cases are consumer personal injury suits claiming respiratory illness allegedly due to exposures to vapors from microwaving popcorn. We have received favorable outcomes in connection with these cases to date. We do not believe these cases possess merit and continue to vigorously defend them. Any exposure in these cases is expected to be limited to the applicable insurance deductible.
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
Components of pension benefit and other postretirement benefit costs included:

	Pension Benefits		Postretirement Benefits
	Thirteen weeks ended		Thirteen weeks ended
	August 28,	August 29,	August 28,	August 29,
	2011	2010	2011	2010
Service cost	$17.1	$14.9	$0.2	$0.1
Interest cost	37.2	36.9	3.7	4.1
Expected return on plan assets	(44.9)	(43.3)	—	(0.1)
Amortization of prior service cost (gain)	0.8	0.8	(2.2)	(2.4)
Recognized net actuarial loss	9.6	4.1	1.5	1.2
Curtailment loss	—	1.3	—	—

Benefit cost — Company plans	19.8	14.7	3.2	2.9
Pension benefit cost — multi-employer plans	2.1	2.5	—	—

Total benefit cost	$21.9	$17.2	$3.2	$2.9

During the first quarter of fiscal 2012, we contributed $3.0 million to our pension plans and contributed $7.5 million to our other postretirement plans. Based upon the current funded status of the plans and the current interest rate environment, we anticipate making further contributions of approximately $79.2 million to our pension plans for the remainder of fiscal 2012. We anticipate making further contributions of $21.0 million to our other postretirement plans during the remainder of fiscal 2012. These estimates are based on current tax laws, plan asset performance, and liability assumptions, which are subject to change.

14. LONG-TERM DEBT
On September 15, 2011, subsequent to the end of the first quarter of fiscal 2012, we repaid the entire principal balance of $342.7 million of our 6.75% senior notes, due on that date.
We consolidate the financial statements of Lamb Weston BSW. In the first quarter of fiscal 2011, we repaid $35.4 million of bank borrowings by our Lamb Weston BSW potato processing venture.
Net interest expense consists of:

	Thirteen weeks ended
	August 28,	August 29,
	2011	2010
Long-term debt	$56.1	$60.3
Short-term debt	0.1	0.1
Interest income	(1.3)	(19.4)
Interest capitalized	(2.0)	(3.7)

	$52.9	$37.3

Included in net interest expense was $18.5 million of interest income in the first quarter of fiscal 2011, from the payment-in-kind notes received in connection with the disposition of the trading and merchandising business in June 2008.
Our net interest expense for the first quarter of fiscal 2012 and 2011 was reduced by $3.1 million and $4.4 million, respectively, due to the impact of interest rate swap contracts entered into in the fourth quarter of fiscal 2010. The interest rate swaps effectively changed our interest rates on the senior long-term debt instruments maturing in fiscal 2012 and 2014 from fixed to variable. During the second quarter of fiscal 2011, we terminated the interest rate swap contracts and received proceeds of $31.5 million. The cumulative adjustment to the fair value of the debt instruments being hedged (the effective portion of the hedge) is being amortized as a reduction of interest expense over the remaining lives of the debt instruments (through fiscal 2014).
15. STOCKHOLDERS’ EQUITY
The following table presents a reconciliation of our stockholders’ equity accounts for the three months ended August 28, 2011:

	ConAgra Foods, Inc. Stockholders’ Equity
					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Total
	Shares	Stock	Capital	Earnings	Income (Loss)	Stock	Interests	Equity
Balance at May 29, 2011	567.9	$2,839.7	$899.1	$4,853.6	$(222.7)	$(3,668.2)	$7.0	$4,708.5

Stock option and incentive plans			(18.3)	(1.3)		87.7		68.1
Currency translation adjustment					(9.9)			(9.9)
Unrealized loss on securities					(0.1)			(0.1)
Derivative adjustment, net of reclassification adjustment					(31.9)			(31.9)
Activities of noncontrolling interests			(0.4)				(0.1)	(0.5)
Pension and postretirement healthcare benefits					6.1			6.1
Dividends declared on common stock; $0.23 per share				(95.3)				(95.3)
Net income attributable to ConAgra Foods, Inc.				85.3				85.3

Balance at August 28, 2011	567.9	$2,839.7	$880.4	$4,842.3	$(258.5)	$(3,580.5)	$6.9	$4,730.3

16. FAIR VALUE MEASUREMENTS
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
The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of August 28, 2011:

	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets	$17.2	$59.8	$—	$77.0
Available-for-sale securities	1.5	—	—	1.5
Deferred compensation assets	7.1	—	—	7.1

Total assets	$25.8	$59.8	$—	$85.6

Liabilities:
Derivative liabilities	$—	$121.5	$—	$121.5
Deferred compensation liabilities	28.0	—	—	28.0

Total liabilities	$28.0	$121.5	$—	$149.5

The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of May 29, 2011:

	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets	$16.3	$55.2	$—	$71.5
Available-for-sale securities	1.7	—	—	1.7
Deferred compensation assets	7.4	—	—	7.4

Total assets	$25.4	$55.2	$—	$80.6

Liabilities:
Derivative liabilities	$—	$92.2	$—	$92.2
Deferred compensation liabilities	29.1	—	—	29.1

Total liabilities	$29.1	$92.2	$—	$121.3

Certain assets and liabilities, including long-lived assets, goodwill, asset retirement obligations, and cost and equity investments are measured at fair value on a nonrecurring basis. There were no significant fair value measurement losses recognized for such assets and liabilities in the periods reported.
The carrying amount of long-term debt (including current installments) was $3.2 billion as of August 28, 2011 and May 29, 2011. Based on current market rates provided primarily by outside investment bankers, the fair value of this debt at August 28, 2011 and May 29, 2011 was estimated at $3.7 billion and $3.6 billion, respectively.

17. BUSINESS SEGMENTS AND RELATED INFORMATION
We report our operations in two reporting segments: Consumer Foods and Commercial Foods. The Consumer Foods reporting segment includes branded, private label, and customized food products, which are sold in various retail and foodservice channels, principally in North America. The products include a variety of categories (meals, entrees, condiments, sides, snacks, and desserts) across frozen, refrigerated, and shelf-stable temperature classes. The Commercial Foods reporting segment includes commercially branded foods and ingredients, which are sold principally to foodservice, food manufacturing, and industrial customers. The Commercial Foods segment’s primary products include: specialty potato products, milled grain ingredients, a variety of vegetable products, seasonings, blends, and flavors which are sold under brands such as Lamb Weston®, ConAgra Mills®, and Spicetec Flavors & SeasoningsTM. We do not aggregate operating segments when determining our reporting segments.
Intersegment sales have been recorded at amounts approximating market. Operating profit for each segment is based on net sales less all identifiable operating expenses. General corporate expense, net interest expense, and income taxes have been excluded from segment operations. In the first quarter of fiscal 2012, we changed the manner in which the expenses associated with certain administrative functions are recognized in segment results. Accordingly, segment results of the prior period have been reclassified to reflect these changes.

	Thirteen weeks ended
	August 28,	August 29,
	2011	2010
Net sales
Consumer Foods	$1,891.7	$1,811.5
Commercial Foods	1,180.3	992.8

Total net sales	$3,072.0	$2,804.3

Operating profit
Consumer Foods	$196.2	$207.7
Commercial Foods	97.5	113.1

Total operating profit	$293.7	$320.8

Equity method investment earnings
Consumer Foods	$1.0	$1.1
Commercial Foods	5.2	5.1

Total equity method investment earnings	$6.2	$6.2

Operating profit plus equity method investment earnings
Consumer Foods	$197.2	$208.8
Commercial Foods	102.7	118.2

Total operating profit plus equity method investment earnings	$299.9	$327.0

General corporate expenses	$117.9	$79.5
Interest expense, net	52.9	37.3
Income tax expense	43.6	66.9

Income from continuing operations	85.5	143.3
Less: Net income (loss) attributable to noncontrolling interests	0.3	(0.1)

Income from continuing operations attributable to ConAgra Foods, Inc.	$85.2	$143.4

Presentation of Derivative Gains (Losses) for Economic Hedges of Forecasted Cash Flows in Segment Results
Derivatives used to manage commodity price risk and foreign currency risk are not designated for hedge accounting treatment. We believe these derivatives provide economic hedges of certain forecasted transactions. As such, these derivatives (except those related to our milling operations, see Note 6 to our condensed consolidated financial statements) are recognized at fair market value with realized and unrealized gains and losses recognized in general corporate expenses. The gains and losses are subsequently recognized in the operating results of the reporting segments in the period in which the underlying transaction being economically hedged is included in earnings.

The following table presents the net derivative losses from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen weeks ended
	August 28,	August 29,
	2011	2010
Net derivative losses incurred	$(12.3)	$(7.9)
Less: Net derivative gains (losses) allocated to reporting segments	21.2	(2.1)

Net derivative losses recognized in general corporate expenses	$(33.5)	$(5.8)

Net derivative gains (losses) allocated to Consumer Foods	$18.3	$(1.9)
Net derivative gains (losses) allocated to Commercial Foods	2.9	(0.2)

Net derivative gains (losses) included in segment operating profit	$21.2	$(2.1)

Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify gains of $8.0 million and losses of $9.2 million to segment operating results in fiscal 2012 and 2013 and thereafter, respectively. Amounts allocated, or to be allocated, to segment operating results during fiscal 2012 and thereafter include $32.3 million of gains recognized prior to fiscal 2012, which had not been allocated to segment operating results.
Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 18% and 19% of consolidated net sales in the first quarter of fiscal 2012 and 2011, respectively, primarily in the Consumer Foods segment.
Wal-Mart Stores, Inc. and its affiliates accounted for approximately 15% of consolidated net receivables as of both August 28, 2011 and May 29, 2011, primarily in the Consumer Foods segment.

ConAgra Foods, Inc. and Subsidiaries
Part I — Financial Information
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current views and assumptions of future events and financial performance and are subject to uncertainty and changes in circumstances. We undertake no responsibility for updating these statements. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These factors include, among other things: availability and prices of raw materials; the effectiveness of our product pricing, including any pricing actions and promotional changes; future economic circumstances; industry conditions; our ability to execute our operating plans; the success of our innovation, marketing, and cost savings initiatives; the amount and timing of repurchases of our common stock, if any; the competitive environment and related market conditions; operating efficiencies; the ultimate impact of any product recalls; access to capital; actions of governments and regulatory factors affecting our businesses, including the Patient Protection and Affordable Care Act; and other risks described in our reports filed with the Securities and Exchange Commission. We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report.
The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements, related notes, and Management’s Discussion & Analysis in our annual report on Form 10-K for the fiscal year ended May 29, 2011. Results for the thirteen week period ended August 28, 2011 are not necessarily indicative of results that may be attained in the future.
Fiscal 2012 First Quarter Executive Overview
ConAgra Foods, Inc. (NYSE: CAG) is one of North America’s leading food companies, with brands in 97% of America’s households. Consumers find Banquet®, Chef Boyardee®, Egg Beaters®, Healthy Choice®, Hebrew National®, Hunt’s®, Marie Callender’s®, Orville Redenbacher’s®, PAM®, Peter Pan®, Reddi-wip®, and many other ConAgra Foods brands and products in grocery, convenience, mass merchandise, and club stores. We also have a strong business-to-business presence, supplying frozen potato and sweet potato products, as well as other vegetable, spice, and grain products to a variety of well-known restaurants, foodservice operators, and industrial customers.
Diluted earnings per share were $0.20 in the first quarter of fiscal 2012. Diluted earnings per share were $0.33 in the first quarter of fiscal 2011. Certain significant items affect the comparability of year-over-year results of continuing operations (see “Items Impacting Comparability” below).
Items Impacting Comparability
Segment presentation of gains and losses from derivatives used for economic hedging of anticipated commodity input costs and economic hedging of foreign currency exchange rate risks of anticipated transactions is discussed in the segment review below.
Results of operations for the first quarter of fiscal 2012 and 2011 include charges totaling $24 million ($15 million after-tax) and $8 million ($5 million after-tax), respectively, for costs incurred under our restructuring plans.
Acquisitions
In the first quarter of fiscal 2011, we acquired the assets of American Pie, LLC (“American Pie”), a manufacturer of frozen fruit pies, thaw and serve pies, fruit cobblers, and pie crusts under the licensed Marie Callender’s® and Claim Jumper® trade names, as well as frozen dinners, pot pies, and appetizers under the Claim Jumper® trade name. We paid approximately $131 million in cash for this business.
In the first quarter of fiscal 2012, we acquired the Marie Callender’s ® brand trademarks for approximately $58 million.

Divestitures
During the first quarter of fiscal 2011, we completed the sale of substantially all of the assets of Gilroy Foods & Flavors™ dehydrated garlic, onion, capsicum and Controlled Moisture™, GardenFrost®, Redi-Made™, and fresh vegetable operations for $246 million in cash. We reflected the results of these operations as discontinued operations for the period prior to divestiture.
During the fourth quarter of fiscal 2011, we completed the sale of substantially all of the assets of our frozen handhelds operations for approximately $9 million. We reflected the results of these operations as discontinued operations for all periods presented.
Restructuring Plans
In August 2011, we made a decision to reorganize our Consumer Foods sales function and certain other administrative functions within our Commercial Foods and Corporate reporting segments. These actions, collectively referred to as the Administrative Efficiency Restructuring Plan (the “Administrative Efficiency Plan”), are intended to improve the efficiency and effectiveness of the affected sales and administrative functions. In connection with the Administrative Efficiency Plan, we currently estimate we will incur approximately $22 million of charges ($20 million of which are cash charges), primarily for severance and costs of employee relocation. In the first quarter of fiscal 2012, we recognized charges of approximately $11 million in relation to the Administrative Efficiency Plan.
In February 2011, our Board of Directors approved a plan recommended by executive management designed to optimize our manufacturing and distribution networks (the “Network Optimization Plan”). The Network Optimization Plan consists of projects that involve, among other things, the exit of certain manufacturing facilities, the disposal of underutilized manufacturing assets, and actions designed to optimize our distribution network. Implementation of the plan is expected to continue through fiscal 2013 and is intended to improve the efficiency of our manufacturing operations and reduce costs.
In connection with the Network Optimization Plan, we currently estimate we will incur aggregate pre-tax costs of approximately $68 million, including approximately $25 million of cash charges. In the first quarter of fiscal 2012, we recognized charges of $11 million in relation to the Network Optimization Plan.
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
In May 2010, we made a decision to consolidate certain administrative functions from Edina, Minnesota, to Naperville, Illinois. The transition of these functions was completed in the first half of fiscal 2011. This plan, together with the plan to move production of our meat snacks from Garner, North Carolina to Troy, Ohio, are collectively referred to as the 2010 restructuring plan (the “2010 plan”). In connection with the 2010 plan, which is substantially complete, we expect to incur pre-tax cash and non-cash charges of $67 million. In the first quarter of fiscal 2011, we recognized charges of approximately $2 million in relation to these plans.
The Administrative Efficiency Plan, the Network Optimization Plan, and the 2010 Plan are collectively referred to as our restructuring plans.
Management continues to evaluate our manufacturing footprint and potential opportunities to generate cost savings. If such opportunities are identified, the Network Optimization Plan will be amended accordingly, which could lead to significant additional restructuring expenses.

Segment Review
We report our operations in two reporting segments: Consumer Foods and Commercial Foods. In the first quarter of fiscal 2012, we changed the manner in which the expenses associated with certain administrative functions are recognized in segment results. Accordingly, segment results of the prior period have been reclassified to reflect these changes.
Consumer Foods
The Consumer Foods reporting segment includes branded and private label food products that are sold in various retail and foodservice channels, principally in North America. The products include a variety of categories (meals, entrees, condiments, sides, snacks, and desserts) across frozen, refrigerated, and shelf-stable temperature classes.
As discussed above, we reflected the results of our frozen handhelds operations as discontinued operations for all periods presented.
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
As discussed above, we reflected the results of the Gilroy Foods & FlavorsTM operations as discontinued operations for the period prior to divestiture.
Presentation of Derivative Gains (Losses) for Economic Hedges of Forecasted Cash Flows in Segment Results
Derivatives used to manage commodity price risk and foreign currency risk are not designated for hedge accounting treatment. We believe these derivatives provide economic hedges of certain forecasted transactions. As such, these derivatives (except those related to our milling operations, see Note 6 to our condensed consolidated financial statements) are recognized at fair market value with realized and unrealized gains and losses recognized in general corporate expenses. The gains and losses are subsequently recognized in the operating results of the reporting segments in the period in which the underlying transaction being economically hedged is included in earnings.
The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen weeks ended
	August 28,	August 29,
($ in millions)	2011	2010
Net derivative losses incurred	$(13)	$(8)
Less: Net derivative gains (losses) allocated to reporting segments	21	(2)

Net derivative losses recognized in general corporate expenses	$(34)	$(6)

Net derivative gains (losses) allocated to Consumer Foods	$18	$(2)
Net derivative gains allocated to Commercial Foods	3	—

Net derivative gains (losses) included in segment operating profit	$21	$(2)

Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify gains of $8 million and losses of $9 million to segment operating results in fiscal 2012 and 2013 and thereafter, respectively. Amounts allocated, or to be allocated, to segment operating results during fiscal 2011 and thereafter include $32 million of gains incurred prior to fiscal 2012, which had not been allocated to segment operating results.

Net Sales

($ in millions)	Net Sales
	Thirteen weeks ended
	August 28,	August 29,	% Inc /
Reporting Segment	2011	2010	(Dec)
Consumer Foods	$1,892	$1,811	4%
Commercial Foods	1,180	993	19%

Total	$3,072	$2,804	10%

Net sales for the first quarter of fiscal 2012 were $3.07 billion, an increase of $268 million, or 10%, from the first quarter of fiscal 2011. The increase in net sales for the first quarter of fiscal 2012 was largely due to increased wheat component pricing in the flour milling business in our Commercial Foods segment, increased net pricing in the Consumer Foods segment, and increased volume and pricing in the specialty potatoes business in our Commercial Foods segment.
Consumer Foods net sales for the first quarter of fiscal 2012 were $1.89 billion, an increase of 4%, compared to the first quarter of fiscal 2011. Results reflected flat volume performance from existing businesses and a 4% increase from net pricing and mix.
Sales of products associated with some of our most significant brands, including Blue Bonnet®, DAVID®, Healthy Choice®, Hebrew National®, Libby’s®, Marie Callender’s®, Orville Redenbacher’s®, PAM®, Peter Pan®, Reddi-wip®, Ro*Tel®, Slim Jim®, Swiss Miss®, and Wesson® grew in the first quarter of fiscal 2012. Significant brands whose products experienced sales declines in the first quarter of fiscal 2012 include ACT II®, Banquet®, Chef Boyardee®, Hunt’s®, Kid Cuisine®, and Snack Pack®.
Commercial Foods net sales were $1.18 billion for the first quarter of fiscal 2012, an increase of $187 million, or 19%, compared to the first quarter of fiscal 2011. Results for the first quarter of fiscal 2012 reflected the pass-through of higher wheat prices by the segment’s flour milling operations, resulting in an increase to net sales of approximately $126 million. Results also reflected improved volume of 3% and increased net pricing of 5% in our Lamb Weston® specialty potato products business.
Selling, General and Administrative Expenses (Includes general corporate expenses)
Selling, general and administrative expenses totaled $423 million for the first quarter of fiscal 2012, an increase of $13 million, or 3%, as compared to the first quarter of the prior year. Selling, general and administrative expenses for the first quarter of fiscal 2012 included the following:
•	charges of approximately $21 million related to the execution of our restructuring plans,

•	a decrease in advertising and promotion expenses of $13 million,

•	an increase in pension expense of $5 million, and

•	an increase in salaries and wages expense of $6 million.
Selling, general and administrative expenses for the first quarter of fiscal 2011 included charges of approximately $5 million related to the execution of our restructuring plans.
Operating Profit (Earnings before general corporate expenses, interest expense, net, income taxes, and equity method investment earnings)

($ in millions)	Operating Profit
	Thirteen weeks ended
	August 28,	August 29,	% Inc /
Reporting Segment	2011	2010	(Dec)
Consumer Foods	$196	$208	(6)%
Commercial Foods	98	113	(14)%

Consumer Foods operating profit for the first quarter of fiscal 2012 was $196 million, a decrease of $12 million, or 6%, compared to the first quarter of fiscal 2011. Gross profits were $13 million lower for the first quarter of fiscal 2012 than for the first quarter of fiscal 2011, driven by the impact of higher net sales, discussed above, and higher commodity input costs, partially offset by supply chain cost savings initiatives. Increased commodity input costs were most significant in fats and oils, proteins, and dairy products. Consumer Foods selling, general and administrative expenses were slightly higher in the first quarter of fiscal 2012 than in the first quarter of fiscal 2011. Advertising and promotion expenses decreased by $11 million in the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011. The weakening of the U.S. dollar relative to foreign currencies resulted in an increase of operating profit of approximately $3 million as compared to the first quarter of fiscal 2011. The Consumer Foods segment incurred costs of $16 million and $8 million in connection with the restructuring plans in the first quarter of fiscal 2012 and 2011, respectively.
For the first quarter of fiscal 2012, operating profit for the Commercial Foods segment was $98 million, a decrease of $15 million, or 14%, from the first quarter of fiscal 2011. Gross profit in the flour milling operations was $16 million lower in the first quarter of fiscal 2012 than in the first quarter of fiscal 2011. This was the result of declining market basis values of wheat inventories, more competitive pressure on milling margins, and increased transportation costs. The gross profits in our specialty potato operations improved in the first quarter of fiscal 2012 relative to the first quarter of fiscal 2011, as increased sales volumes and pricing more than offset higher input costs. The Commercial Foods segment incurred costs of $4 million in connection with the restructuring plans in the first quarter of fiscal 2012.
Interest Expense, Net
Net interest expense was $53 million and $37 million for the first quarter of fiscal 2012 and 2011, respectively. Net interest expense for the first quarter of fiscal 2011 reflected approximately $18 million of interest income from the payment-in-kind notes received in connection with the disposition of the trading and merchandising business in June 2008. The payment-in-kind notes were repaid in full in fiscal 2011.
Income Taxes
In the first quarter of fiscal 2012 and 2011, our income tax expense was $44 million and $67 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately 34% and 32% for the first quarter of fiscal 2012 and 2011, respectively. Income tax expense for the first quarter of fiscal 2011 reflected the impact of lower effective state income tax rates, a higher domestic manufacturing deduction, and various changes in estimates. We expect our continuing operations effective tax rate for the full fiscal year 2012 to be approximately 34%.
Equity Method Investment Earnings
Equity method investment earnings were $6 million in the first quarter of each of fiscal 2012 and 2011.
Discontinued Operations
Our discontinued operations generated after-tax earnings of $3 million in the first quarter of fiscal 2011.
Earnings Per Share
Our diluted earnings per share for the first quarter of fiscal 2012 were $0.20. Our diluted earnings per share for the first quarter of fiscal 2011 were $0.33 (including earnings of $0.32 per diluted share from continuing operations and $0.01 per diluted share from discontinued operations).

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
At August 28, 2011, we had a $1.5 billion revolving credit facility with a syndicate of financial institutions, which was scheduled to mature in December 2011. The facility has historically been used principally as a back-up facility for our commercial paper program. As of August 28, 2011, there were no outstanding borrowings under the facility. We did not draw upon this facility or the commercial paper program during the first quarter of fiscal 2012 or 2011. On September 14, 2011, subsequent to the end of the first quarter of fiscal 2012, we entered into a new $1.5 billion facility. The new facility is scheduled to mature in September 2016. Borrowings under the new facility will bear interest at 1.1% over LIBOR and may be prepaid without penalty. Similar to our former facility, the new facility requires that our consolidated funded debt not exceed 65% of our consolidated capital base, and that our fixed charges coverage ratio be greater than 1.75 to 1.0. As of August 28, 2011, we were in compliance with these financial covenants.
As of the end of the first quarter of fiscal 2012, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the revolving credit facility, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult.
On September 15, 2011, subsequent to the end of the first quarter of fiscal 2012, we repaid the entire principal balance of $343 million of our 6.75% senior notes, due on that date.
On September 23, 2011, subsequent to the end of the first quarter of fiscal 2012, our Board of Directors approved an increase in our quarterly dividend to $0.24 per share from the previous level of $0.23 per share, an annualized increase of approximately 4%.
Cash Flows
During the first quarter of fiscal 2012, we generated $123 million of cash, which was the net result of $315 million generated from operating activities, $149 million used in investing activities, $41 million used in financing activities, and a decrease of $2 million in cash due to the effect of changes in foreign currency exchange rates.
Cash generated from operating activities of continuing operations totaled $312 million in the first quarter of fiscal 2012, as compared to $104 million generated in the first quarter of fiscal 2011. Increased cash flows from operations reflected lower incentive compensation payments paid in the first quarter of fiscal 2012 (earned in fiscal 2011) than in the first quarter of fiscal 2011 (earned in fiscal 2010). Also impacting the year-over-year operating cash flows were contributions of $110 million to our pension plans in the first quarter of fiscal 2011 versus contributions of only $3 million in the first quarter of fiscal 2012.
Cash used in investing activities from continuing operations totaled $149 million in the first quarter of fiscal 2012, versus cash used in investing activities from continuing operations of $255 million in the first quarter of fiscal 2011. Investing activities of continuing operations in the first quarter of fiscal 2012 consisted primarily of capital expenditures of $96 million and the acquisition of an intangible asset (the Marie Callender’s® license) for $58 million. Investing activities of continuing operations in the first quarter of fiscal 2011 included capital expenditures of $129 million and the acquisition of businesses and intangible assets (principally the American Pie business). We generated $249 million of cash from investing activities of discontinued operations in the first quarter of fiscal 2011 from the disposition of the Gilroy Foods & Flavors™ business.
Cash used in financing activities totaled $41 million and $216 million in the first quarters of fiscal 2012 and 2011, respectively. During the first quarters of fiscal 2012 and 2011, we paid dividends of $94 million and $88 million, respectively. In the first quarter of fiscal 2011, we repurchased $100 million of our common stock as part of our share repurchase program. Also in the first quarter of fiscal 2011, we repaid $38 million of debt (including the repayment of $35 million of bank borrowings by our Lamb Weston BSW potato processing venture).
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
We hold a 50% interest in Lamb Weston RDO, a potato processing venture. We provide all sales and marketing services to Lamb Weston RDO. We receive a fee for these services based on a percentage of the net sales of the venture. We reflect the value of our ownership interest in this venture in other assets in our condensed consolidated balance sheets, based upon the equity method of accounting. The balance of our investment was $13 million and $14 million at August 28, 2011 and May 29, 2011, respectively, representing our maximum exposure to loss as a result of our involvement with this venture. The capital structure of Lamb Weston RDO includes owners’ equity of $26 million and term borrowings from banks of $44 million as of August 28, 2011. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this venture.
We lease certain office buildings from entities that we have determined to be variable interest entities. The lease agreements with these entities include fixed-price purchase options for the assets being leased, representing our only variable interest in these lessor entities. These leases are accounted for as operating leases, and accordingly, there are no material assets or liabilities associated with these entities included in our condensed consolidated balance sheets. We have no material exposure to loss from our variable interests in these entities. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of these entities. In making this determination, we have considered, among other items, the terms of the lease agreements, the expected remaining useful lives of the assets leased, and the capital structure of the lessor entities.
Obligations and Commitments
As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as lease agreements, debt agreements, and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as “take-or-pay” contracts). The unconditional purchase obligation arrangements are entered into in our normal course of business in order to ensure adequate levels of sourced product are available. Of these items, debt and capital lease obligations, which totaled $3.3 billion as of August 28, 2011, were recognized as liabilities in our condensed consolidated balance sheet. Operating lease obligations and unconditional purchase obligations, which totaled approximately $963 million as of August 28, 2011, were not recognized as liabilities in our condensed consolidated balance sheet, in accordance with generally accepted accounting principles.

A summary of our contractual obligations as of August 28, 2011 was as follows (including obligations of discontinued operations):

	Payments Due by Period
	(in millions)
		Less than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Years
Long-term debt	$3,235.3	$371.0	$593.0	$1.3	$2,270.0
Capital lease obligations	60.8	5.3	9.2	4.9	41.4
Operating lease obligations	359.7	68.8	100.2	63.3	127.4
Purchase obligations	602.8	518.9	38.1	19.3	26.5

Total	$4,258.6	$964.0	$740.5	$88.8	$2,465.3

We are also contractually obligated to pay interest on our long-term debt and capital lease obligations. The weighted average coupon interest rate of the long-term debt obligations outstanding as of August 28, 2011 was approximately 7.0%.
The purchase obligations noted in the table above do not reflect approximately $670 million of open purchase orders, some of which are not legally binding. These purchase orders are settleable in the ordinary course of business in less than one year.
We own a 49.99% interest in Lamb Weston BSW, LLC (“Lamb Weston BSW”), a potato processing venture with Ochoa Ag Unlimited Foods, Inc. (“Ochoa”). We provide all sales and marketing services to Lamb Weston BSW. Under certain circumstances, we could be required to compensate the other equity owner of Lamb Weston BSW for lost profits resulting from significant production shortfalls. Commencing on June 1, 2018, or on an earlier date under certain circumstances, we have a contractual right to purchase the remaining equity interest in Lamb Weston BSW from Ochoa (the “call option”). We are subject to a contractual obligation to purchase all of Ochoa’s equity investment in Lamb Weston BSW at the option of Ochoa (the “put option”). The purchase prices under the call option and the put option (the “options”) are based on the book value of Ochoa’s equity interest at the date of exercise, as modified by an agreed-upon rate of return for the holding period of the investment balance. The agreed-upon rate of return varies depending on the circumstances under which any of the options are exercised. As of August 28, 2011, the price at which Ochoa had the right to put its equity interest to us was $31 million. This amount, which is presented within other liabilities in our condensed consolidated balance sheets, is not included in the “Contractual Obligations” table, above, as the payment is contingent upon the exercise of the put option by Ochoa, and the eventual occurrence and timing of such exercise is uncertain.
As part of our ongoing operations, we also enter into arrangements that obligate us to make future cash payments only upon the occurrence of a future event (e.g., guarantees of debt or lease payments of a third party should the third party be unable to perform). In accordance with generally accepted accounting principles, the following commercial commitments are not recognized as liabilities in our condensed consolidated balance sheet. A summary of our commitments, including commitments associated with equity method investments, as of August 28, 2011 was as follows:

	Amount of Commitment Expiration Per Period
	(in millions)
		Less than			After 5
Other Commercial Commitments	Total	1 Year	1-3 Years	3-5 Years	Years
Guarantees	$131.0	$77.3	$10.9	$11.3	$31.5
Other commitments	2.1	2.1	—	—	—

Total	$133.1	$79.4	$10.9	$11.3	$31.5

In certain limited situations, we will guarantee an obligation of an unconsolidated entity. We guarantee certain leases and other commercial obligations resulting from the divestiture of our fresh beef and pork operations. The remaining terms of these arrangements do not exceed five years and the maximum amount of future payments we have guaranteed was approximately $13 million as of August 28, 2011. We have also guaranteed the performance of the divested fresh beef and pork business with respect to a hog purchase contract. The hog purchase contract requires the fresh beef and pork business to purchase a minimum of approximately 1.2 million hogs annually through 2014. The contract stipulates minimum price commitments, based in part on market prices and, in certain circumstances, also includes price adjustments based on certain inputs.
We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At August 28, 2011, the amount of supplier loans effectively guaranteed by us was approximately $72 million, included in the table above. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.
We are a party to various agreements with an onion processing company. We have guaranteed, under certain conditions, repayment of a portion of the loan held by this supplier for its onion processing related operations. At August 28, 2011, the amount of our guarantee was $25 million, included in the table above. In the event of default on this loan by the supplier, we have the contractual right to purchase the loan from the lender, thereby giving us secured rights to the underlying collateral. Based on a recent review of the supplier’s liquidity, we believe that a deterioration in business environment may lead to a notice of default under the loan. However, based on our estimate of the value of the collateral, we have not established a liability in connection with this guarantee, as we believe the likelihood of financial exposure to us under this guarantee is remote.
Federal income tax credits were generated related to the construction of our sweet potato production facility in Delhi, Louisiana. Third parties invested in certain of these income tax credits. We have guaranteed these third parties the face value of these income tax credits over their statutory lives, a period of seven years, in the event that the income tax credits are recaptured or reduced. The face value of the income tax credits was $21 million as of August 28, 2011. We believe the likelihood of the recapture or reduction of the income tax credits is remote, and therefore we have not established a liability in connection with this guarantee.
The obligations and commitments tables above do not include any reserves for uncertainties in income taxes, as we are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes. The liability for gross unrecognized tax benefits at August 28, 2011 was $53 million. The net amount of unrecognized tax benefits at August 28, 2011, that, if recognized, would impact our effective tax rate was $34 million. Recognition of this tax benefit would have a favorable impact on our effective tax rate.
Critical Accounting Estimates
A discussion of our critical accounting estimates can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our annual report on Form 10-K for the fiscal year ended May 29, 2011.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The principal market risks affecting us are exposures to price fluctuations of commodity and energy inputs, interest rates, and foreign currencies.
Other than the changes noted below, there have been no material changes in our market risk during the thirteen weeks ended August 28, 2011. For additional information, refer to the “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our annual report on Form 10-K for the fiscal year ended May 29, 2011.
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
Interest Rate Risk
From time to time we use interest rate swaps to manage the effect of interest rate changes on the fair value of our existing debt as well as the forecasted interest payments for the anticipated issuance of debt. During the fourth quarter of fiscal 2010, we entered into interest rate swap contracts used to effectively convert the interest rates of certain outstanding debt instruments from fixed to variable. During the second quarter of fiscal 2011, we terminated these interest rate swap contracts. As a result of this termination, we received proceeds of $32 million. The cumulative adjustment to the fair value of the debt instruments being hedged, $35 million, was included in long-term debt and is being amortized as a reduction of interest expense over the remaining lives of the debt instruments (through fiscal 2014). At August 28, 2011, the unamortized amount was $24 million.
We have entered into interest rate swap contracts to hedge the interest rate risk related to our forecasted issuance of long-term debt in 2014 (based on the anticipated refinancing of the senior long-term debt maturing at that time). The net notional amount of these interest rate derivatives at August 28, 2011 was $500 million. The maximum potential loss associated with these interest rate swap contracts from a hypothetical decrease of 1% in interest rates is approximately $125 million. Any such gain or loss would be deferred in accumulated other comprehensive income and recognized in earnings over the life of the forecasted interest payments associated with the anticipated debt refinancing. At August, 2011, we had recognized an unrealized loss of $63 million in accumulated other comprehensive income for these derivative instruments.
The carrying amount of long-term debt (including current installments) was $3.2 billion as of August 28, 2011. Based on current market rates provided primarily by outside investment bankers, the fair value of this debt at August 28, 2011 was estimated at $3.7 billion. As of August 28, 2011, a one percentage point increase in interest rates would decrease the fair value of our fixed rate debt by approximately $181 million, while a one percentage point decrease in interest rates would increase the fair value of our fixed rate debt by approximately $278 million.
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
Value-at-Risk (VaR)
We employ various tools to monitor our derivative risk, including value-at-risk (“VaR”) models. We perform simulations using historical data to estimate potential losses in the fair value of current derivative positions. We use price and volatility information for the prior 90 days in the calculation of VaR that is used to monitor our daily risk. The purpose of this measurement is to provide a single view of the potential risk of loss associated with derivative positions at a given point in time based on recent changes in market prices. Our model uses a 95 percent confidence level. Accordingly, in any given one day time period, losses greater than the amounts included in the table, below, are expected to occur only 5 percent of the time. We include commodity swaps, futures, and options and foreign exchange forwards, swaps, and options in this calculation. The following table provides an overview of our average daily VaR for our energy, agriculture, and other commodities over the quarter as well as the average daily foreign exchange VaR. Other commodities below consists primarily of forward and option contracts for a commodities index, the market price of which is closely correlated with that of our commodity inputs. This index includes items such as agricultural commodities, energy commodities, and metals. The other category below may also include items such as packaging and/or livestock.

	Fair Value Impact
	Average	Average
	During Thirteen	During Thirteen
($ in millions)	Weeks Ended August 28, 2011	Weeks Ended August 29, 2010
Energy Commodities	$3.1	$1.7
Agriculture Commodities	3.1	1.9
Other Commodities	0.7	0.1
Foreign Exchange	1.4	1.6
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of August 28, 2011. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated any change in the Company’s internal control over financial reporting that occurred during the first quarter of fiscal 2012 and determined that there was no change in our internal control over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the total number of shares of common stock purchased during the first quarter of fiscal 2012, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

				Maximum Number (or
	Total Number	Average	Total Number of Shares	Approximate Dollar
	of Shares (or	Price Paid	Purchased as Part of	Value) of Shares that
	Units)	per Share (or	Publicly Announced	may yet be Purchased
Period	Purchased	Unit)	Plans or Programs (1)	under the Program (1)
May 30 through June 26, 2011	—	—	—	$129,284,000
June 27 through July 24, 2011	—	—	—	$129,284,000
July 25 through August 28, 2011	—	—	—	$129,284,000

Total Fiscal 2012 First Quarter Activity	—	—	—	$129,284,000

(1)	Pursuant to publicly announced share repurchase programs from December 2003, we have repurchased approximately 146.7 million shares at a cost of $3.4 billion through August 28, 2011. The current program has no expiration date.
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
Patrick D. Linehan
Senior Vice President and Corporate Controller

Dated this 30th day of September, 2011.

EXHIBIT INDEX

NUMBER	DESCRIPTION	PAGE
10.1*	Consulting Agreement made by and between ConAgra Foods, Inc. and Robert F. Sharpe, Jr. effective May 30, 2011	40
10.2*	Letter Agreement between ConAgra Foods, Inc. and Brian L. Keck dated September 7, 2010, as amended	44
10.3	Credit Agreement, dated as of September 14, 2011, by and among the ConAgra Foods, Inc., JPMorgan Chase Bank, N.A., as administrative agent and a lender, Bank of America, N.A., as syndication agent and a lender, and the other financial institutions party thereto, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ current report on Form 8-K dated September 14, 2011
12	Statement regarding computation of ratio of earnings to fixed charges	51
31.1	Section 302 Certificate of Chief Executive Officer	52
31.2	Section 302 Certificate of Chief Financial Officer	53
32.1	Section 906 Certificates	54
101.1	The following materials from ConAgra Foods’ Quarterly Report on Form 10-Q for the quarter ended August 28, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information

*	Management contract or compensatory plan.