Form 10-Q
period 2012-02-26
CONAGRA FOODS INC /DE/
filed 2012-03-30
CIK 23217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 26, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of issuer’s common stock, as of March 25, 2012, was 415,363,704.

Part I. FINANCIAL INFORMATION		1
Item 1	Financial Statements	1
	Unaudited Condensed Consolidated Statements of Earnings for the Thirteen and Thirty-nine Weeks ended February 26, 2012 and February 27, 2011	1
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Thirteen and Thirty-nine Weeks ended February 26, 2012 and February 27, 2011	2
	Unaudited Condensed Consolidated Balance Sheets as of February 26, 2012 and May 29, 2011	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Thirty-nine Weeks ended February 26, 2012 and February 27, 2011	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4	Controls and Procedures	37
Part II. OTHER INFORMATION		38
Item 1	Legal Proceedings	38
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 6	Exhibits	38
Signatures		39
Exhibit Index
Exhibit 12
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 101.1

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions except per share amounts)

(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	February 26, 2012	February 27, 2011	February 26, 2012	February 27, 2011
Net sales	$3,373.1	$3,141.3	$9,849.0	$9,093.1
Costs and expenses:
Cost of goods sold	2,583.1	2,344.0	7,703.0	6,884.5
Selling, general and administrative expenses	373.7	404.1	1,252.4	1,242.4
Interest expense, net	49.7	51.6	153.2	122.6

Income from continuing operations before income taxes and equity method investment earnings	366.6	341.6	740.4	843.6
Income tax expense	107.0	122.5	238.3	290.8
Equity method investment earnings	12.6	6.6	30.3	17.4

Income from continuing operations	272.2	225.7	532.4	570.2
Income (loss) from discontinued operations, net of tax	—	(10.6)	0.1	(7.0)

Net income	$272.2	$215.1	$532.5	$563.2

Less: Net income attributable to noncontrolling interests	0.6	0.3	3.8	1.1

Net income attributable to ConAgra Foods, Inc.	$271.6	$214.8	$528.7	$562.1

Earnings per share — basic
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$0.66	$0.53	$1.28	$1.30
Loss from discontinued operations attributable to ConAgra Foods, Inc. common stockholders	—	(0.03)	—	(0.01)

Net income attributable to ConAgra Foods, Inc. common stockholders	$0.66	$0.50	$1.28	$1.29

Earnings per share — diluted
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$0.65	$0.52	$1.26	$1.29
Loss from discontinued operations attributable to ConAgra Foods, Inc. common stockholders	—	(0.02)	—	(0.02)

Net income attributable to ConAgra Foods, Inc. common stockholders	$0.65	$0.50	$1.26	$1.27

Cash dividends declared per common share	$0.24	$0.23	$0.71	$0.66

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	February 26, 2012	February 27, 2011	February 26, 2012	February 27, 2011
Net income	$272.2	$215.1	$532.5	$563.2
Other comprehensive income (loss):
Net derivative adjustment, net of tax	11.5	1.3	(68.7)	1.4
Unrealized gains (losses) on available-for-sale securities, net of tax	0.2	(0.1)	—	(0.1)
Currency translation adjustment:
Unrealized translation gains (losses)	32.4	20.6	(18.5)	38.6
Reclassification adjustment for losses (gains) included in net income	6.0	(3.4)	6.0	(3.4)
Pension and postretirement healthcare liabilities, net of tax	5.4	1.1	36.4	4.4

Comprehensive income	327.7	234.6	487.7	604.1
Comprehensive income attributable to noncontrolling interests	0.6	0.3	3.8	1.1

Comprehensive income attributable to ConAgra Foods, Inc.	$327.1	$234.3	$483.9	$603.0

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions except share data)

(unaudited)

	February 26, 2012	May 29, 2011
ASSETS
Current assets
Cash and cash equivalents	$604.2	$972.4
Receivables, less allowance for doubtful accounts of $8.2 and $7.8	944.7	849.4
Inventories	2,002.9	1,803.4
Prepaid expenses and other current assets	273.6	274.1

Total current assets	3,825.4	3,899.3

Property, plant and equipment	5,791.0	5,698.1
Less accumulated depreciation	(3,139.5)	(3,028.0)

Property, plant and equipment, net	2,651.5	2,670.1

Goodwill	3,927.3	3,609.4
Brands, trademarks and other intangibles, net	1,094.6	936.3
Other assets	249.1	293.6

	$11,747.9	$11,408.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable	$3.0	$—
Current installments of long-term debt	43.3	363.5
Accounts payable	1,169.9	1,083.7
Accrued payroll	173.4	124.1
Other accrued liabilities	785.8	554.3

Total current liabilities	2,175.4	2,125.6

Senior long-term debt, excluding current installments	2,656.8	2,674.4
Subordinated debt	195.9	195.9
Other noncurrent liabilities	1,596.9	1,704.3

Total liabilities	6,625.0	6,700.2

Commitments and contingencies (Note 13)
Common stockholders’ equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 567,907,172	2,839.7	2,839.7
Additional paid-in capital	896.5	899.1
Retained earnings	5,086.6	4,853.6
Accumulated other comprehensive loss	(267.5)	(222.7)
Less treasury stock, at cost, 151,406,097 and 157,412,899 common shares	(3,532.8)	(3,668.2)

Total ConAgra Foods, Inc. common stockholders’ equity	5,022.5	4,701.5
Noncontrolling interests	100.4	7.0

Total stockholders’ equity	5,122.9	4,708.5

	$11,747.9	$11,408.7

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Thirty-nine weeks ended
	February 26, 2012	February 27, 2011
Cash flows from operating activities:
Net income	$532.5	$563.2
Income from discontinued operations	0.1	(7.0)

Income from continuing operations	532.4	570.2
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	277.1	264.3
Asset impairment charges	7.9	19.1
Gain on acquisition of controlling interest in Agro Tech Foods Ltd.	(58.7)	—
Insurance recoveries recognized related to Garner accident	—	(2.1)
Receipts from insurance carriers related to Garner accident	—	16.9
Distributions from affiliates less than current earnings	(11.0)	(6.8)
Share-based payments expense	35.2	34.5
Proceeds from settlement of interest rate swaps	—	31.5
Receipt of interest on payment-in-kind notes earned in prior years	—	102.8
Gain on collection of payment-in-kind notes	—	(25.0)
Contributions to pension plans	(77.0)	(115.7)
Other items (including noncurrent deferred income taxes)	51.0	246.3
Change in operating assets and liabilities excluding effects of business acquisitions and dispositions:
Accounts receivable	(54.6)	(22.8)
Inventory	(170.5)	(311.6)
Prepaid expenses and other current assets	9.2	(17.0)
Accounts payable	98.0	151.3
Accrued payroll	46.9	(115.3)
Other accrued liabilities	90.6	110.9

Net cash flows from operating activities — continuing operations	776.5	931.5
Net cash flows from operating activities — discontinued operations	2.9	8.4

Net cash flows from operating activities	779.4	939.9

Cash flows from investing activities:
Additions to property, plant and equipment	(239.1)	(347.2)
Sale of property, plant and equipment	7.5	1.2
Receipts from insurance carriers related to Garner accident	—	18.1
Purchase of businesses, net of cash acquired	(306.6)	(131.0)
Purchase of intangible assets	(62.5)	(18.0)
Proceeds from collection of payment-in-kind notes	—	412.5

Net cash flows from investing activities — continuing operations	(600.7)	(64.4)
Net cash flows from investing activities — discontinued operations	—	245.5

Net cash flows from investing activities	(600.7)	181.1

Cash flows from financing activities:
Net short-term borrowings	3.0	—
Repayment of long-term debt	(355.6)	(291.7)
Repurchase of ConAgra Foods, Inc. common shares	(100.2)	(662.4)
Cash dividends paid	(288.8)	(276.7)
Exercise of stock options and issuance of other stock awards	199.3	30.0
Other items	1.0	2.0

Net cash flows from financing activities — continuing operations	(541.3)	(1,198.8)
Net cash flows from financing activities — discontinued operations	—	(0.1)

Net cash flows from financing activities	(541.3)	(1,198.9)

Effect of exchange rate changes on cash and cash equivalents	(5.6)	7.6
Net change in cash and cash equivalents	(368.2)	(70.3)
Cash and cash equivalents at beginning of period	972.4	953.2

Cash and cash equivalents at end of period	$604.2	$882.9

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirty-nine Weeks ended February 26, 2012 and February 27, 2011

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

Comprehensive Income — Comprehensive income includes net income, currency translation adjustments, certain derivative-related activity, changes in the value of available-for-sale investments, and changes in prior service cost and net actuarial gains (losses) from pension and postretirement health care plans. We generally deem our foreign investments to be essentially permanent in nature and we do not provide for taxes on currency translation adjustments arising from converting the investment denominated in a foreign currency to U.S. dollars. When we determine that a foreign investment, as well as undistributed earnings, are no longer permanent in nature, estimated taxes are provided for the related deferred tax liability (asset), if any, resulting from currency translation adjustments. We reclassified $3.4 million of foreign currency translation gains to net income due to the disposal or substantial liquidation of foreign subsidiaries in the third quarter and first three quarters of fiscal 2011. We reclassified $6.0 million of foreign currency translation losses to net income in the third quarter and first three quarters of fiscal 2012 due to our acquisition of a majority interest in Agro Tech Foods Limited in India (“ATFL”) and the related remeasurement of our previously held noncontrolling equity interest in ATFL to fair value (see Note 2).

The following details the income tax expense (benefit) on components of other comprehensive income:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 26, 2012	February 27, 2011	February 26, 2012	February 27, 2011
Net derivative adjustment	$6.7	$0.8	$(40.6)	$0.8
Unrealized gains (losses) on available-for-sale securities	0.1	—	—	0.1
Pension and postretirement healthcare liabilities	3.3	1.4	21.4	4.3

	$10.1	$2.2	$(19.2)	$5.2

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

On November 28, 2011, we acquired an additional equity interest in ATFL for $4.9 million in cash, net of cash acquired plus assumed liabilities. ATFL is a publicly traded company in India that markets food and food ingredients to consumers and institutional customers in India. Approximately $132.5 million of the acquisition value was allocated to goodwill and $40.0 million was allocated to trade names. The amount allocated to goodwill is not deductible for income tax purposes. As a result of this investment, we now have a majority interest (approximately 52%) in ATFL, and we have consolidated the financial statements of ATFL beginning in the third quarter of fiscal 2012. Prior to our acquisition of a majority interest in ATFL, we accounted for our noncontrolling interest (approximately 48% of the outstanding common shares) under the equity method. In accordance with the acquisition method of accounting, in the third quarter of fiscal 2012, we remeasured our previously held noncontrolling equity interest in ATFL at fair value and recorded a gain of approximately $58.7 million in selling, general and administrative expenses, which represents the excess of the fair value over the carrying value of our noncontrolling equity interest in ATFL. The fair value of ATFL was determined based upon the closing price of ATFL common shares as the date of the acquisition of this additional investment. This business is included in the Consumer Foods segment for financial statement reporting purposes.

On November 30, 2011, we acquired National Pretzel Company for $301.9 million in cash, net of cash acquired plus assumed liabilities. National Pretzel Company is a private label supplier and branded producer of pretzels and related products. All products are produced at its manufacturing facilities in California and Pennsylvania. Approximately $177.5 million of the purchase price was allocated to goodwill and $68.2 million was allocated to customer relationships and trade names. The amount allocated to goodwill is deductible for tax purposes. This business is included in the Consumer Foods segment.

For each of these acquisitions, the amounts allocated to goodwill were primarily attributable to anticipated synergies, product portfolios, and other intangibles that do not qualify for separate recognition. The fair values of the assets and liabilities related to the majority interest of ATFL and the acquisition of National Pretzel Company are subject to refinement as we complete our analyses relative to the fair values at the respective acquisition dates.

On March 5, 2012, subsequent to the end of our third quarter of fiscal 2012, we acquired Del Monte Canada for approximately $185 million in cash, plus assumed liabilities. The business, which had fiscal 2011 sales of approximately $150 million, will be included in the Consumer Foods segment beginning in the fourth quarter of fiscal 2012.

The pro forma effect of the acquisitions mentioned above was not material.

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

Summary of Operational Results

The summary comparative financial results of the discontinued operations were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 26, 2012	February 27, 2011	February 26, 2012	February 27, 2011
Net sales	$—	$13.4	$0.5	$81.0

Long-lived asset impairment charge	—	(16.3)	—	(16.3)
Income (loss) from operations of discontinued operations before income taxes	—	(16.4)	0.1	(11.8)
Net gain (loss) from disposal of businesses	—	(0.2)	—	0.2

Income (loss) before income taxes	—	(16.6)	0.1	(11.6)
Income tax benefit	—	6.0	—	4.6

Income (loss) from discontinued operations, net of tax	$—	$(10.6)	$0.1	$(7.0)

Operating results from discontinued operations for the third quarter and first three quarters of fiscal 2011 reflect the impact of favorable resolutions of foreign tax matters. Operating results for the first three quarters of fiscal 2011 also include the reversal of an accrual of $3.0 million related to certain legal matters of divested businesses.

There were no assets and liabilities classified as held for sale as of February 26, 2012 and May 29, 2011.

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

During fiscal 2010, we received payment in full of all principal and interest due on the first tranche of the Notes. During the third quarter of fiscal 2011, we received $554.2 million as payment in full of all principal and interest due on the second and third tranches of the Notes, in advance of the scheduled maturity dates. As a result, we recognized a gain of $25.0 million in the third quarter of fiscal 2011.

5. VARIABLE INTEREST ENTITIES

Variable Interest Entities Consolidated

We own a 49.99% interest in Lamb Weston BSW, LLC (“Lamb Weston BSW”), a potato processing venture with Ochoa Ag Unlimited Foods, Inc. (“Ochoa”). We provide all sales and marketing services to Lamb Weston BSW. Under certain circumstances, we could be required to compensate the other equity owner of Lamb Weston BSW for lost profits resulting from significant production shortfalls (“production shortfalls”). Commencing on June 1, 2018, or on an earlier date under certain circumstances, we have a contractual right to purchase the remaining equity interest in Lamb Weston BSW from Ochoa (the “call option”). We are currently subject to a contractual obligation to purchase all of Ochoa’s equity investment in Lamb Weston BSW at the option of Ochoa (the “put option”). The purchase prices under the call option and the put option (the “options”) are based on the book value of Ochoa’s equity interest at the date of exercise, as modified by an agreed-upon rate of return for the holding period of the investment balance. The agreed-upon rate of return varies depending on the circumstances under which any of the options are exercised. As of February 26, 2012, the price at which Ochoa had the right to put its equity interest to us was $32.1 million. This amount is presented within other liabilities in our condensed consolidated balance sheet. We have determined that Lamb Weston BSW is a variable interest entity and that we are the primary beneficiary of the entity. Accordingly, we consolidate the financial statements of Lamb Weston BSW.

In the first quarter of fiscal 2011, we repaid $35.4 million of bank borrowings of Lamb Weston BSW and took assignment of a promissory note from a lender of the joint venture, the balance of which was $36.1 million at February 26, 2012. The promissory note is due in December 2015. The promissory note is currently accruing interest at a rate of LIBOR plus 200 basis points with a floor of 3.25%. In addition, as of February 26, 2012, we provided lines of credit of up to $15.0 million to Lamb Weston BSW. Borrowings under the lines of credit bear interest at a rate of LIBOR plus 200 basis points with a floor of 3.25%. The amounts owed by Lamb Weston BSW to the Company are not reflected in our condensed consolidated balance sheets, as they are eliminated in consolidation.

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

We also consolidate the assets and liabilities of several entities from which we lease corporate aircraft. Each of these entities has been determined to be a variable interest entity and we have been determined to be the primary beneficiary of each of these entities. Under the terms of the aircraft leases, we provide guarantees to the owners of these entities of a minimum residual value of the aircraft at the end of the lease term. We also have fixed price purchase options on the aircraft leased from these entities. Our maximum exposure to loss from our involvement with these entities is limited to the difference between the fair value of the leased aircraft and the amount of the residual value guarantees at the time we terminate the leases (the leases expire thru October 2012). The total amount of the residual value guarantees for these aircraft at the end of the respective lease terms is $33.7 million.

Due to the consolidation of these variable interest entities, we reflected in our condensed consolidated balance sheets:

	February 26, 2012	May 29, 2011
Cash and cash equivalents	$8.1	$5.3
Receivables, less allowance for doubtful accounts	8.6	18.9
Inventories	1.7	1.5
Prepaid expenses and other current assets	0.4	0.3
Property, plant and equipment, net	89.2	91.8
Goodwill	18.8	18.8
Brands, trademarks and other intangibles, net	8.5	9.0

Total assets	$135.3	$145.6

Current installments of long-term debt	$35.8	$13.4
Accounts payable	8.5	13.1
Accrued payroll	0.6	0.4
Other accrued liabilities	1.2	0.7
Senior long-term debt, excluding current installments	—	30.1
Other noncurrent liabilities (minority interest)	27.1	26.7

Total liabilities	$73.2	$84.4

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

We hold a 50% interest in Lamb Weston RDO, a potato processing venture. We provide all sales and marketing services to Lamb Weston RDO. We receive a fee for these services based on a percentage of the net sales of the venture. We reflect the value of our ownership interest in this venture in other assets in our condensed consolidated balance sheets, based upon the equity method of accounting. The balance of our investment was $14.4 million and $13.6 million at February 26, 2012 and May 29, 2011, respectively, representing our maximum exposure to loss as a result of our involvement with this venture. The capital structure of Lamb Weston RDO includes owners’ equity of $28.7 million and term borrowings from banks of $43.0 million as of February 26, 2012. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this venture.

We lease certain office buildings from entities that we have determined to be variable interest entities. The lease agreements with these entities include fixed-price purchase options for the assets being leased, representing our only variable interest in these lessor entities. These leases are accounted for as operating leases, and, accordingly, there are no material assets or liabilities associated with these entities included in our condensed consolidated balance sheets. We have no material exposure to loss from our variable interests in these entities. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of these entities. In making this determination, we have considered, among other items, the terms of the lease agreements, the expected remaining useful lives of the assets leased, and the capital structure of the lessor entities.

6. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the first three quarters of fiscal 2012 was as follows:

	Consumer Foods	Commercial Foods	Total
Balance as of May 29, 2011	$3,479.7	$129.7	$3,609.4
Acquisitions	310.0	—	310.0
Foreign currency translation	8.4	(0.5)	7.9

Balance as of February 26, 2012	$3,798.1	$129.2	$3,927.3

Other identifiable intangible assets were as follows:

	February 26, 2012		May 29, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$872.5	$—	$771.2	$—
Amortizing intangible assets	286.0	63.8	213.9	48.8

	$1,158.5	$63.8	$985.1	$48.8

Non-amortizing intangible assets are comprised of brands and trademarks.

Amortizing intangible assets, carrying a weighted average life of approximately 14 years, are principally composed of licensing arrangements, customer relationships, and intellectual property. Based on amortizing assets recognized in our condensed consolidated balance sheet as of February 26, 2012, amortization expense is estimated to average $20.2 million for each of the next five years.

In the first quarter of fiscal 2012, we acquired the Marie Callender’s® brand trademarks for $57.5 million in cash.

In the third quarter of fiscal 2012, we recognized intangibles of $40.0 million associated with gaining a controlling interest in ATFL and $68.2 million in connection with the acquisition of National Pretzel Company.

7. DERIVATIVE FINANCIAL INSTRUMENTS

Our operations are exposed to market risks from adverse changes in commodity prices affecting the cost of raw materials and energy, foreign currency exchange rates, and interest rates. In the normal course of business, these risks are managed through a variety of strategies, including the use of derivatives.

Commodity and commodity index futures and option contracts are used from time to time to economically hedge commodity input prices on items such as natural gas, vegetable oils, proteins, dairy, grains, and electricity. Generally, we economically hedge a portion of our anticipated consumption of commodity inputs for periods of up to 36 months. We may enter into longer-term economic hedges on particular commodities, if deemed appropriate. As of February 26, 2012, we had economically hedged certain portions of our anticipated consumption of commodity inputs using derivative instruments with expiration dates through July 2013.

In order to reduce exposures related to changes in foreign currency exchange rates, we enter into forward exchange, option, or swap contracts from time to time for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of February 26, 2012, we had economically hedged certain portions of our foreign currency risk in anticipated transactions using derivative instruments with expiration dates through May 2017.

From time to time, we may use derivative instruments, including interest rate swaps, to reduce risk related to changes in interest rates. This includes, but is not limited to, hedging against increasing interest rates prior to the issuance of long-term debt and hedging the fair value of our senior long-term debt.

Derivatives Designated as Cash Flow Hedges

We have entered into interest rate swap contracts to hedge the interest rate risk related to our forecasted issuance of long-term debt in 2014 (based on the anticipated refinancing of the senior long-term debt maturing at that time). We designated these interest rate swaps as cash flow hedges of the forecasted interest payments related to this debt issuance. The pre-tax unrealized loss associated with these derivatives, which is deferred in accumulated other comprehensive loss at February 26, 2012, was $121.3 million.

The net notional amount of these interest rate derivatives at February 26, 2012 was $500.0 million.

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

Changes in fair value of the derivative instruments are immediately recognized in earnings along with changes in the fair value of the items being hedged (based solely on the change in the benchmark interest rate). These gains and losses are classified within selling, general and administrative expenses. We recognized a net gain of $23.0 million on the interest rate swap contracts and a net loss of $29.7 million on the senior long-term debt through the first three quarters of fiscal 2011. No gains or losses were recognized during the third quarter of fiscal 2011.

During the second quarter of fiscal 2011, we terminated the interest rate swap contracts and received proceeds of $31.5 million. The cumulative adjustment to the fair value of the debt instruments being hedged (the effective portion of the hedge) is included in long-term debt and is being amortized as a reduction of interest expense over the remaining lives of the debt instruments (through fiscal 2014). At February 26, 2012, the unamortized amount was $19.9 million.

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

All derivative instruments are recognized in our condensed consolidated balance sheets at fair value. The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. In accordance with the Financial Accounting Standards Board (“FASB”) guidance, we offset certain derivative asset and liability balances, as well as certain amounts representing rights to reclaim cash collateral and obligations to return cash collateral, where legal right of setoff exists. At February 26, 2012 and May 29, 2011, amounts representing a right to reclaim cash collateral of $9.1 million and $7.8 million, respectively, were included in prepaid expenses and other current assets in our condensed consolidated balance sheets.

Derivative assets and liabilities and amounts representing a right to reclaim cash collateral or obligation to return cash collateral were reflected in our condensed consolidated balance sheets as follows:

	February 26, 2012	May 29, 2011
Prepaid expenses and other current assets	$76.8	$71.5
Other accrued liabilities	146.0	92.2

The following table presents our derivative assets and liabilities, on a gross basis, prior to the offsetting of amounts where legal right of setoff existed at February 26, 2012:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Prepaid expenses and other current assets	$—	Other accrued liabilities	$121.3

Total derivatives designated as hedging instruments		$—		$121.3

Commodity contracts	Prepaid expenses and other current assets	$79.5	Other accrued liabilities	$28.2
Foreign exchange contracts	Prepaid expenses and other current assets	3.2	Other accrued liabilities	11.7
Other	Prepaid expenses and other current assets	0.8	Other accrued liabilities	0.6

Total derivatives not designated as hedging instruments		$83.5		$40.5

Total derivatives		$83.5		$161.8

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

The location and amount of gains (losses) from derivatives not designated as hedging instruments in our condensed consolidated statements of earnings were as follows:

Derivatives Not Designated as Hedging Instruments	Location in Condensed Consolidated Statement of Earnings of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized on Derivatives in Condensed Consolidated Statement of Earnings for the Thirteen Weeks Ended
		February 26, 2012	February 27, 2011
Commodity contracts	Cost of goods sold	$29.5	$17.8
Foreign exchange contracts	Cost of goods sold	4.2	(7.1)
Commodity contracts	Selling, general and administrative expense	—	2.5
Foreign exchange contracts	Selling, general and administrative expense	(5.3)	(6.4)

Total gain from derivative instruments not designated as hedging instruments		$28.4	$6.8

Derivatives Not Designated as Hedging Instruments	Location in Condensed Consolidated Statement of Earnings of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized on Derivatives in Condensed Consolidated Statement of Earnings for the Thirty-nine Weeks Ended
		February 26, 2012	February 27, 2011
Commodity contracts	Cost of goods sold	$102.6	$27.5
Foreign exchange contracts	Cost of goods sold	3.2	(19.4)
Commodity contracts	Selling, general and administrative expense	(0.1)	2.5
Foreign exchange contracts	Selling, general and administrative expense	1.2	(8.8)

Total gain from derivative instruments not designated as hedging instruments		$106.9	$1.8

As of February 26, 2012, our open commodity contracts had a notional value (defined as notional quantity times market value per notional quantity unit) of $1.0 billion and $916.0 million for purchase and sales contracts, respectively. As of May 29, 2011, our open commodity contracts had a notional value of $1.0 billion and $1.2 billion for purchase and sales contracts, respectively. The notional amount of our foreign currency forward and cross currency swap contracts as of February 26, 2012 and May 29, 2011 was $390.8 million and $292.7 million, respectively.

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

At February 26, 2012, the maximum amount of loss due to the credit risk of the counterparties, had the counterparties failed to perform according to the terms of the contracts, was $62.7 million.

8. SHARE-BASED PAYMENTS

For the third quarter and first three quarters of fiscal 2012, we recognized total stock-based compensation expense (including stock options, restricted stock units, and performance shares) of $10.9 million and $35.2 million, respectively. For the third quarter and first three quarters of fiscal 2011, we recognized total stock-based compensation expense of $11.8 million and $34.5 million, respectively. During the first three quarters of fiscal 2012, we granted 1.8 million restricted stock units at a weighted average grant date price of $26.10, 4.1 million stock options at a weighted average exercise price of $26.15, and 0.5 million performance shares at a weighted average grant date price of $26.11.

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

Subject to limited exceptions set forth in the performance share plan, any shares earned will be distributed at the end of the performance period. The value of the performance shares, for financial statement purposes, is adjusted based upon the market price of our common stock at the end of each reporting period and amortized as compensation expense over the vesting period.

The weighted average Black-Scholes assumptions for stock options granted during the first three quarters of fiscal 2012 were as follows:

Expected volatility (%)	22.89
Dividend yield (%)	3.97
Risk-free interest rate (%)	1.38
Expected life of stock option (years)	4.75

The weighted average value of stock options granted during the first three quarters of fiscal 2012 was $3.26 per option, based upon a Black-Scholes methodology.

9. EARNINGS PER SHARE

Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock awards, and other dilutive securities.

The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 26, 2012	February 27, 2011	February 26, 2012	February 27, 2011
Net income available to ConAgra Foods, Inc. common stockholders:
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$271.6	$225.4	$528.6	$569.1
Income (loss) from discontinued operations, net of tax, attributable to ConAgra Foods, Inc. common stockholders	—	(10.6)	0.1	(7.0)

Net income attributable to ConAgra Foods, Inc. common stockholders	$271.6	$214.8	$528.7	$562.1
Less: Increase (decrease) in redemption value of noncontrolling interests in excess of earnings allocated	0.1	(0.8)	1.1	1.5

Net income available to ConAgra Foods, Inc. common stockholders	$271.5	$215.6	$527.6	$560.6

Weighted average shares outstanding:
Basic weighted average shares outstanding	414.3	428.4	413.6	435.5
Add: Dilutive effect of stock options, restricted stock awards, and other dilutive securities	5.7	4.4	5.5	4.2

Diluted weighted average shares outstanding	420.0	432.8	419.1	439.7

For the third quarter and first three quarters of fiscal 2012, there were 9.7 million and 13.7 million stock options outstanding, respectively, that were excluded from the computation of shares contingently issuable upon exercise of the stock options because exercise prices exceeded the average market value of our common stock during the period. For the third quarter and first three quarters of fiscal 2011, there were 19.1 million and 19.9 million stock options, respectively, excluded from the calculation.

10. INVENTORIES

The major classes of inventories were as follows:

	February 26, 2012	May 29, 2011
Raw materials and packaging	$678.4	$639.5
Work in process	111.2	83.1
Finished goods	1,123.0	992.9
Supplies and other	90.3	87.9

Total	$2,002.9	$1,803.4

11. RESTRUCTURING

Administrative Efficiency Restructuring Plan

In August 2011, we made a decision to reorganize our Consumer Foods sales function and certain other administrative functions within our Commercial Foods and Corporate reporting segments. These actions, collectively referred to as the “Administrative Efficiency Plan,” are intended to improve the efficiency and effectiveness of the affected sales and administrative functions. In connection with the Administrative Efficiency Plan, we expect to incur approximately $18.5 million of charges, primarily for severance and costs of employee relocation. In the third quarter and first three quarters of fiscal 2012, we recognized charges of approximately $1.6 million and $15.0 million, respectively, in relation to the Administrative Efficiency Plan.

We anticipate that we will recognize the following pre-tax expenses associated with the Administrative Efficiency Plan in the fiscal 2012 to 2013 timeframe (amounts include charges recognized in the first three quarters of fiscal 2012):

	Consumer Foods	Commercial Foods	Corporate	Total
Accelerated depreciation	$—	$—	$1.4	$1.4
Severance and related costs	6.5	—	2.3	8.8
Other, net	6.9	1.3	0.1	8.3

Total selling, general and administrative expenses	13.4	1.3	3.8	18.5

Consolidated total	$13.4	$1.3	$3.8	$18.5

Included in the above estimates are $17.1 million of charges that have resulted or will result in cash outflows and $1.4 million of non-cash charges.

During the third quarter of fiscal 2012, we recognized the following pre-tax expenses associated with the Administrative Efficiency Plan:

	Consumer Foods	Commercial Foods	Corporate	Total
Accelerated depreciation	$—	$—	$0.3	$0.3
Severance and related costs (recoveries)	0.4	—	(0.3)	0.1
Other, net	0.9	0.2	0.1	1.2

Total selling, general and administrative expenses	1.3	0.2	0.1	1.6

Consolidated total	$1.3	$0.2	$0.1	$1.6

During the first three quarters of fiscal 2012, we recognized the following pre-tax expenses associated with the Administrative Efficiency Plan:

	Consumer Foods	Commercial Foods	Corporate	Total
Accelerated depreciation	$—	$—	$0.9	$0.9
Severance and related costs	5.7	—	2.3	8.0
Other, net	5.2	0.8	0.1	6.1

Total selling, general and administrative expenses	10.9	0.8	3.3	15.0

Consolidated total	$10.9	$0.8	$3.3	$15.0

Liabilities recorded for the various initiatives and changes therein for the third quarter of fiscal 2012 under the Administrative Efficiency Plan were as follows:

	Balance at November 27, 2011	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Changes in Estimates	Balance at February 26, 2012
Severance and related costs	$5.1	$0.4	$(2.0)	$(0.3)	$3.2
Plan implementation costs	0.1	1.1	(0.4)	—	0.8

Total	$5.2	$1.5	$(2.4)	$(0.3)	$4.0

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

In connection with the Network Optimization Plan, we expect to incur pre-tax cash and non-cash charges for asset impairments, accelerated depreciation, severance, relocation, and site closure costs of $74.7 million. We have recognized, and/or expect to recognize, expenses associated with the Network Optimization Plan, including but not limited to, impairments of property, plant and equipment, accelerated depreciation, severance and related costs, and plan implementation costs (e.g., consulting and employee relocation). We anticipate that we will recognize the following pre-tax expenses associated with the Network Optimization Plan in the fiscal 2011 to 2013 timeframe (amounts include charges recognized in fiscal 2011 and in the first three quarters of fiscal 2012):

	Consumer Foods	Commercial Foods	Total
Accelerated depreciation	$19.6	$—	$19.6
Inventory write-offs and related costs	9.5	0.4	9.9

Total cost of goods sold	29.1	0.4	29.5

Asset impairment	12.7	14.0	26.7
Severance and related costs	7.6	0.1	7.7
Other, net	9.3	1.5	10.8

Total selling, general and administrative expenses	29.6	15.6	45.2

Consolidated total	$58.7	$16.0	$74.7

Included in the above estimates are $22.9 million of charges that have resulted or will result in cash outflows and $51.8 million of non-cash charges.

During the third quarter of fiscal 2012, we recognized the following pre-tax expenses associated with the Network Optimization Plan:

	Consumer Foods	Commercial Foods	Total
Accelerated depreciation	$2.9	$—	$2.9
Inventory write-offs and related costs	1.9	0.1	2.0

Total cost of goods sold	4.8	0.1	4.9

Asset impairment	—	0.1	0.1
Severance and related costs	0.3	—	0.3
Other, net	1.3	—	1.3

Total selling, general and administrative expenses	1.6	0.1	1.7

Consolidated total	$6.4	$0.2	$6.6

During the first three quarters of fiscal 2012, we recognized the following pre-tax expenses associated with the Network Optimization Plan:

	Consumer Foods	Commercial Foods	Total
Accelerated depreciation	$10.5	$—	$10.5
Inventory write-offs and related costs	5.2	0.1	5.3

Total cost of goods sold	15.7	0.1	15.8

Asset impairment	4.1	3.6	7.7
Severance and related costs	2.0	—	2.0
Other, net	3.9	1.4	5.3

Total selling, general and administrative expenses	10.0	5.0	15.0

Consolidated total	$25.7	$5.1	$30.8

We recognized the following cumulative (plan inception to February 26, 2012) pre-tax expenses related to the Network Optimization Plan:

	Consumer Foods	Commercial Foods	Total
Accelerated depreciation	$15.5	$—	$15.5
Inventory write-offs and related costs	5.4	0.4	5.8

Total cost of goods sold	20.9	0.4	21.3

Asset impairment	12.7	14.0	26.7
Severance and related costs	7.2	0.1	7.3
Other, net	4.6	1.5	6.1

Total selling, general and administrative expenses	24.5	15.6	40.1

Consolidated total	$45.4	$16.0	$61.4

Liabilities recorded for the various initiatives and changes therein for the third quarter of fiscal 2012 under the Network Optimization Plan were as follows:

	Balance at November 27, 2011	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Changes in Estimates	Balance at February 26, 2012
Severance and related costs	$5.9	$—	$(0.5)	$0.1	$5.5
Plan implementation costs	0.6	1.5	(1.7)	—	0.4

Total	$6.5	$1.5	$(2.2)	$0.1	$5.9

2010 Restructuring Plan

During the fourth quarter of fiscal 2010, our Board of Directors approved a plan recommended by management related to the long-term production of our meat snack products. The plan provided for the closure of our meat snacks production facility in Garner, North Carolina, and the movement of production to our existing facility in Troy, Ohio.

Also in the fourth quarter of fiscal 2010, we made a decision to consolidate certain administrative functions from Edina, Minnesota to Naperville, Illinois. We completed the transition of these functions in fiscal 2011. This plan, together with the plan to move production of our meat snacks from Garner, North Carolina to Troy, Ohio, is collectively referred to as the “2010 plan”.

At the end of the first half of fiscal 2012, the implementation of the 2010 plan was substantially complete.

In connection with the 2010 plan, we incurred pre-tax cash and non-cash expenses for asset impairments, accelerated depreciation, severance, relocation, and site closure costs of $67.5 million, of which $25.7 million was recognized in fiscal 2011 and $39.2 million was recognized in fiscal 2010. We have recognized expenses associated with the 2010 plan, including but not limited to, impairments of property, plant and equipment, accelerated depreciation, severance and related costs, and plan implementation costs (e.g., consulting and employee relocation). We recognized the following cumulative (plan inception to February 26, 2012) pre-tax expenses related to the 2010 plan:

	Consumer Foods	Corporate	Total
Accelerated depreciation	$19.1	$—	$19.1
Inventory write-offs	0.7	—	0.7

Total cost of goods sold	19.8	—	19.8

Asset impairment	17.5	—	17.5
Severance and related costs	16.8	—	16.8
Other, net	9.8	3.6	13.4

Total selling, general and administrative expenses	44.1	3.6	47.7

Consolidated total	$63.9	$3.6	$67.5

Included in the above expenses are $28.3 million of expenses that have resulted in cash outflows and $39.2 million of non-cash expenses.

During the third quarter and first three quarters of fiscal 2012, we recognized $0.2 million and $2.5 million of pre-tax expenses, respectively, for the 2010 plan.

12. INCOME TAXES

Our income tax expense from continuing operations for the third quarter of fiscal 2012 and 2011 was $107.0 million and $122.5 million, respectively. Income tax expense from continuing operations for the first three quarters of fiscal 2012 and 2011 was $238.3 million and $290.8 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) from continuing operations was approximately 28% and 31% for the third quarter and first three quarters of fiscal 2012, respectively, and 35% and 34% for the third quarter and first three quarters of fiscal 2011, respectively. The decrease in tax rate for fiscal 2012 is due largely to the recognition of a nontaxable gain from the acquisition of a majority interest in ATFL.

The amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $51.6 million as of February 26, 2012 and $56.5 million as of May 29, 2011. Included in the balance was $3.1 million as of February 26, 2012 and $3.3 million as of May 29, 2011 for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. Any associated interest and penalties imposed would affect the tax rate. The gross unrecognized tax benefits excluded related liabilities for gross interest and penalties of $14.1 million and $14.7 million as of February 26, 2012 and May 29, 2011, respectively.

The net amount of unrecognized tax benefits at February 26, 2012 and May 29, 2011 that, if recognized, would impact the Company’s effective tax rate was $32.2 million and $35.7 million, respectively. Recognition of these tax benefits would have a favorable impact on the Company’s effective tax rate.

We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by $2 million to $7 million over the next twelve months due to various federal, state, and foreign audit settlements and the expiration of statutes of limitations.

13. CONTINGENCIES

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

The environmental proceedings include litigation and administrative proceedings involving Beatrice’s status as a potentially responsible party at 35 Superfund, proposed Superfund, or state-equivalent sites; these sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. Beatrice has paid or is in the process of paying its liability share at 32 of these sites. Reserves for these matters have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The reserves for Beatrice-related environmental matters totaled $70.4 million as of February 26, 2012, a majority of which relates to the Superfund and state-equivalent sites referenced above. We expect expenditures for Beatrice-related environmental matters to continue for up to 18 years.

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

We guarantee certain leases and other commercial obligations resulting from the 2002 divestiture of our fresh beef and pork operations. The remaining terms of these arrangements do not exceed four years and the maximum amount of future payments we have guaranteed was approximately $11.5 million as of February 26, 2012.

We have also guaranteed the performance of the divested fresh beef and pork business with respect to a hog purchase contract. The hog purchase contract requires the divested fresh beef and pork business to purchase a minimum of approximately 1.2 million hogs annually through June 1, 2013. The contract stipulates minimum price commitments, based in part on market prices, and, in certain circumstances, also includes price adjustments based on certain inputs. We have not established a liability for any of the fresh beef and pork divestiture-related guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.

We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At February 26, 2012, the amount of supplier loans we have effectively guaranteed was approximately $16.5 million. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.

We are a party to a supply agreement with an onion processing company. We have guaranteed, under certain conditions, repayment of a secured loan (the “Secured Loan”) of this onion supplier. At February 26, 2012, the amount of the guarantee was $25.0 million, the principal amount and accrued interest of the Secured Loan was approximately $40 million and the remaining term of the Secured Loan was 11 years. We are also party to an agreement with the lender on the Secured Loan that grants the Company the right to elect to purchase the Secured Loan and step into the first-priority secured creditor position with respect to the Secured Loan upon the happening of certain triggering events (the “Loan Purchase Agreement”). Subsequent to the end of the third quarter of fiscal 2012, we were notified by the lender that the supplier defaulted on this Secured Loan, triggering our rights under the Loan Purchase Agreement. The Company notified the lender in March 2012 that we are exercising our contractual right to purchase the Secured Loan from the lender. We have agreed to purchase the Secured Loan from the lender during the fourth quarter of fiscal 2012 for approximately $41 million pursuant to the Loan Purchase Agreement, thereby giving us first-priority secured rights to the underlying collateral for the amount of the Secured Loan, and accordingly, do not expect to be required to perform under the guarantee. In addition, based on our estimate of the value of the collateral, we have not established a liability in connection with this guarantee.

Federal income tax credits were generated related to our sweet potato production facility in Delhi, Louisiana. Third parties invested in certain of these income tax credits. We have guaranteed these third parties the face value of these income tax credits over their statutory lives, a period of seven years, in the event that the income tax credits are recaptured or reduced. The face value of the income tax credits was $21.2 million as of February 26, 2012. We believe the likelihood of the recapture or reduction of the income tax credits is remote, and therefore we have not established a liability in connection with this guarantee.

We are a party to a number of lawsuits and claims arising out of the operation of our business, including lawsuits, claims and matters related to the February 2007 recall of our peanut butter products. Among the matters outstanding related to the peanut butter recall are litigation we initiated against an insurance carrier to recover our settlement expenditures and defense costs, and a formal request from the U.S. Attorney’s office in Georgia. During the third quarter of fiscal 2012, we recognized a charge of $7.5 million in connection with peanut butter matters. This amount is in addition to a charge of $24.8 million we recognized during the third quarter of fiscal 2009 in connection with the insurance coverage dispute. With respect to the coverage dispute matter, during the second quarter of fiscal 2010, a Delaware state court rendered a decision on certain matters in our claim for the disputed coverage favorable to the insurance carrier. We appealed this decision and, during the fourth quarter of fiscal 2011, we received a favorable opinion related to our defense costs and the claim for disputed coverage was remanded to the state court. We continue to vigorously pursue our claim for the disputed coverage. With respect to the U.S. Attorney matter, in fiscal 2011, we received formal requests from the U.S. Attorney’s office in Georgia seeking a variety of records and information related to the operations of our peanut butter manufacturing facility in Sylvester, Georgia. These requests are related to the previously disclosed June 2007 execution of a search warrant at our facility following the February 2007 recall. We are cooperating with officials in regard to the requests. We are unable to estimate the final outcome of these peanut butter recall-related matters but do not believe they will have a material adverse effect on our financial statements or results.

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

14. PENSION AND POSTRETIREMENT BENEFITS

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

As a result of these plan amendments, our net expense related to these plans will be reduced by approximately $5.2 million during fiscal 2012.

Components of pension benefit and other postretirement benefit costs included:

	Pension Benefits
	Thirteen weeks ended		Thirty-nine weeks ended
	February 26, 2012	February 27, 2011	February 26, 2012	February 27, 2011
Service cost	$17.2	$14.9	$51.4	$44.7
Interest cost	37.2	36.8	111.6	110.6
Expected return on plan assets	(44.9)	(43.2)	(134.7)	(129.8)
Amortization of prior service cost	0.8	0.8	2.3	2.4
Curtailment loss	—	0.1	—	1.4
Recognized net actuarial loss	9.6	4.1	28.9	12.3

Benefit cost — Company plans	19.9	13.5	59.5	41.6
Pension benefit cost — multi-employer plans	1.7	2.5	6.6	7.6

Total benefit cost	$21.6	$16.0	$66.1	$49.2

	Postretirement Benefits
	Thirteen weeks ended		Thirty-nine weeks ended
	February 26, 2012	February 27, 2011	February 26, 2012	February 27, 2011
Service cost	$0.1	$0.2	$0.4	$0.5
Interest cost	3.1	4.0	10.0	12.1
Expected return on plan assets	—	—	—	(0.1)
Amortization of prior service cost	(3.9)	(2.5)	(9.7)	(7.2)
Recognized net actuarial loss	2.1	1.2	5.6	3.5

Total cost	$1.4	$2.9	$6.3	$8.8

During the third quarter and first three quarters of fiscal 2012, we contributed $5.5 million and $77.0 million, respectively, to our pension plans and contributed $9.0 million and $26.5 million, respectively, to our other postretirement plans. Based upon the current funded status of the plans and the current interest rate environment, we anticipate making further contributions of approximately $10.6 million to our pension plans for the remainder of fiscal 2012. We anticipate making further contributions of $5.0 million to our other postretirement plans during the remainder of fiscal 2012. These estimates are based on current tax laws, plan asset performance, and liability assumptions, all of which are subject to change.

15. LONG-TERM DEBT

On September 15, 2011, we repaid the entire principal balance of $342.7 million of our 6.75% senior notes, which were due on that date.

We consolidate the financial statements of Lamb Weston BSW. In the first quarter of fiscal 2011, we repaid $35.4 million of bank borrowings by our Lamb Weston BSW potato processing venture.

Net interest expense consisted of:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 26, 2012	February 27, 2011	February 26, 2012	February 27, 2011
Long-term debt	$51.7	$56.5	$160.5	$173.1
Short-term debt	0.2	—	0.3	0.2
Interest income	(1.0)	(2.5)	(3.2)	(41.3)
Interest capitalized	(1.2)	(2.4)	(4.4)	(9.4)

	$49.7	$51.6	$153.2	$122.6

Included in net interest expense was $1.7 million and $39.0 million of interest income in the third quarter and first three quarters of fiscal 2011, respectively, from the payment-in-kind notes received in connection with the disposition of the trading and merchandising business in June 2008. These notes were repaid in full as of the end of fiscal 2011.

Our net interest expense for the third quarter and first three quarters of fiscal 2012 was reduced by $2.2 million and $7.7 million, respectively, due to the impact of the interest rate swap contracts entered into in the fourth quarter of fiscal 2010. Our net interest expense for the third quarter and first three quarters of fiscal 2011 was reduced by $3.1 million and $11.4 million, respectively, due to the impact of the interest rate swap contracts. The interest rate swaps effectively changed our interest rates on the senior long-term debt instruments maturing in fiscal 2012 and 2014 from fixed to variable. During the third quarter of fiscal 2011, we terminated the interest rate swap contracts and received proceeds of $31.5 million. The cumulative adjustment to the fair value of the debt instruments that were hedged (the effective portion of the hedge), is being amortized as a reduction of interest expense over the remaining lives of the debt instruments (through fiscal 2014).

16. STOCKHOLDERS’ EQUITY

The following table presents a reconciliation of our stockholders’ equity accounts for the thirty-nine weeks ended February 26, 2012:

	ConAgra Foods, Inc. Stockholders’ Equity
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at May 29, 2011	567.9	$2,839.7	$899.1	$4,853.6	$(222.7)	$(3,668.2)	$7.0	$4,708.5

Stock option and incentive plans			(1.5)	(1.6)		237.8		234.7
Currency translation adjustment					(12.5)			(12.5)
Repurchase of common shares						(102.4)		(102.4)
Derivative adjustment, net of reclassification adjustment					(68.7)			(68.7)
Acquisition of majority interest in ATFL							92.6	92.6
Activities of noncontrolling interests			(1.1)				0.8	(0.3)
Pension and postretirement healthcare benefits					36.4			36.4
Dividends declared on common stock; $0.71 per share				(294.1)				(294.1)
Net income attributable to ConAgra Foods, Inc.				528.7				528.7

Balance at February 26, 2012	567.9	$2,839.7	$896.5	$5,086.6	$(267.5)	$(3,532.8)	$100.4	$5,122.9

17. FAIR VALUE MEASUREMENTS

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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of February 26, 2012:

	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets	$14.1	$62.7	$—	$76.8
Available-for-sale securities	1.8	—	—	1.8
Deferred compensation assets	6.5	—	—	6.5

Total assets	$22.4	$62.7	$—	$85.1

Liabilities:
Derivative liabilities	$—	$146.0	$—	$146.0
Deferred compensation liabilities	27.9	—	—	27.9

Total liabilities	$27.9	$146.0	$—	$173.9

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

The carrying amount of long-term debt (including current installments) was $2.9 billion as of February 26, 2012 and $3.2 billion as of May 29, 2011. Based on current market rates provided primarily by outside investment bankers, the fair value of this debt at February 26, 2012 and May 29, 2011, was estimated at $3.5 billion and $3.6 billion, respectively.

18. BUSINESS SEGMENTS AND RELATED INFORMATION

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

	Thirteen weeks ended		Thirty-nine weeks ended
	February 26, 2012	February 27, 2011	February 26, 2012	February 27, 2011
Net sales
Consumer Foods	$2,157.2	$2,072.2	$6,227.1	$5,975.1
Commercial Foods	1,215.9	1,069.1	3,621.9	3,118.0

Total net sales	$3,373.1	$3,141.3	$9,849.0	$9,093.1

Operating profit
Consumer Foods	$331.3	$276.0	$783.8	$762.2
Commercial Foods	150.0	140.6	408.3	381.1

Total operating profit	$481.3	$416.6	$1,192.1	$1,143.3

Equity method investment earnings
Consumer Foods	$1.1	$1.6	$4.0	$4.0
Commercial Foods	11.5	5.0	26.3	13.4

Total equity method investment earnings	$12.6	$6.6	$30.3	$17.4

Operating profit plus equity method investment earnings
Consumer Foods	$332.4	$277.6	$787.8	$766.2
Commercial Foods	161.5	145.6	434.6	394.5

Total operating profit plus equity method investment earnings	$493.9	$423.2	$1,222.4	$1,160.7

General corporate expenses	$65.0	$23.4	$298.5	$177.1
Interest expense, net	49.7	51.6	153.2	122.6
Income tax expense	107.0	122.5	238.3	290.8

Income from continuing operations	272.2	225.7	532.4	570.2
Less: Net income attributable to noncontrolling interests	0.6	0.3	3.8	1.1

Income from continuing operations attributable to ConAgra Foods, Inc.	$271.6	$225.4	$528.6	$569.1

Presentation of Derivative Gains (Losses) for Economic Hedges of Forecasted Cash Flows in Segment Results

Derivatives used to manage commodity price risk and foreign currency risk are not designated for hedge accounting treatment. We believe these derivatives provide economic hedges of certain forecasted transactions. As such, these derivatives (except those related to our milling operations, see Note 7 to our condensed consolidated financial statements) are recognized at fair market value with realized and unrealized gains and losses recognized in general corporate expenses. The gains and losses are subsequently recognized in the operating results of the reporting segments in the period in which the underlying transaction being economically hedged is included in earnings.

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 26, 2012	February 27, 2011	February 26, 2012	February 27, 2011
Net derivative gains (losses) incurred	$22.9	$25.1	$(9.7)	$23.9
Less: Net derivative gains (losses) allocated to reporting segments	0.9	1.3	29.0	(3.2)

Net derivative gains (losses) recognized in general corporate expenses	$22.0	$23.8	$(38.7)	$27.1

Net derivative gains (losses) allocated to Consumer Foods	$2.7	$2.6	$27.5	$(1.1)
Net derivative gains (losses) allocated to Commercial Foods	(1.8)	(1.3)	1.5	(2.1)

Net derivative gains (losses) included in segment operating profit	$0.9	$1.3	$29.0	$(3.2)

Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify losses of $5.7 million and $0.7 million to segment operating results in fiscal 2012 and 2013 and thereafter, respectively. Amounts allocated, or to be allocated, to segment operating results during fiscal 2012 and thereafter include $32.3 million of gains recognized prior to fiscal 2012, which had not been allocated to segment operating results.

Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 17% and 18% of consolidated net sales in the third quarter and first three quarters of fiscal 2012, respectively, and 18% of consolidated net sales in both the third quarter and first three quarters of fiscal 2011, primarily in the Consumer Foods segment.

Wal-Mart Stores, Inc. and its affiliates accounted for approximately 16% and 15% of consolidated net receivables as of February 26, 2012 and May 29, 2011, respectively, primarily in the Consumer Foods segment.

ConAgra Foods, Inc. and Subsidiaries

Part I — Financial Information

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current views and assumptions of future events and financial performance and are subject to uncertainty and changes in circumstances. We undertake no responsibility for updating these statements. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These factors include, among other things: availability and prices of raw materials, including any negative effects caused by inflation; the effectiveness of our product pricing, including any pricing actions and promotional changes; future economic circumstances; industry conditions; our ability to execute our operating and restructuring plans; the success of our innovation, marketing, and cost savings initiatives; the competitive environment and related market conditions; operating efficiencies; the ultimate impact of any product recalls; the Company’s success in efficiently and effectively integrating the Company’s acquisitions; access to capital; actions of governments and regulatory factors affecting our businesses, including the Patient Protection and Affordable Care Act; the amount and timing of repurchases of our common stock, if any; and other risks described in our reports filed with the Securities and Exchange Commission. We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report.

The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements, related notes, and Management’s Discussion and Analysis in our annual report on Form 10-K for the fiscal year ended May 29, 2011. Results for the third quarter and first three quarters of fiscal 2012 are not necessarily indicative of results that may be attained in the future.

Fiscal 2012 Third Quarter Executive Overview

ConAgra Foods, Inc. (NYSE: CAG) is one of North America’s leading food companies, with brands in 97% of America’s households. Consumers find Banquet®, Chef Boyardee® , Egg Beaters®, Healthy Choice®, Hebrew National® , Hunt’s®, Marie Callender’s®, Orville Redenbacher’s® , PAM®, Peter Pan®, Reddi-wip®, and many other ConAgra Foods brands and products in grocery, convenience, mass merchandise, and club stores. We also have a strong business-to-business presence, supplying frozen potato products, as well as other vegetable, spice, and grain products to a variety of well-known restaurants, foodservice operators, and industrial customers.

Diluted earnings per share in the third quarter of fiscal 2012 were $0.65. Diluted earnings per share in the third quarter of fiscal 2011 were $0.50 (including earnings of $0.52 per diluted share from continuing operations and a loss of $0.02 per diluted share from discontinued operations). Diluted earnings per share were $1.26 and $1.27 (including earnings of $1.29 per diluted share from continuing operations and a loss of $0.02 per diluted share from discontinued operations) in the first three quarters of fiscal 2012 and 2011, respectively. Several significant items affect the comparability of year-over-year results of continuing operations (see “Items Impacting Comparability” below).

Items Impacting Comparability

Segment presentation of gains and losses from derivatives used for economic hedging of anticipated commodity input costs and economic hedging of foreign currency exchange rate risks of anticipated transactions is discussed in the segment review below.

Items of note impacting comparability for the third quarter of fiscal 2012 included the following:

•

a gain of $59 million ($59 million after-tax), resulting from the remeasurement to fair value of our previously held noncontrolling equity interest in Agro Tech Foods Limited (“ATFL”), in connection with our acquisition of a majority interest in that company,

•	a charge of approximately $8 million ($8 million after-tax) in connection with legal matters associated with the 2007 peanut butter recall,

•	a charge of $5 million ($3 million after-tax) in connection with the write-off of an insurance claim receivable, and

•	charges totaling $8 million ($5 million after-tax) in connection with our restructuring plans.

Items of note impacting comparability for the first three quarters of fiscal 2012 included the following:

•

a gain of $59 million ($59 million after-tax), resulting from the remeasurement to fair value of our previously held noncontrolling equity interest in ATFL, in connection with our acquisition of a majority interest in that company,

•	charges totaling $48 million ($30 million after-tax) in connection with our restructuring plans,

•	a charge of approximately $8 million ($8 million after-tax) in connection with legal matters associated with the 2007 peanut butter recall, and

•	a charge of $5 million ($3 million after-tax) in connection with the write-off of an insurance claim receivable.

Items of note impacting comparability for the third quarter of fiscal 2011 included the following:

•	charges totaling $32 million ($20 million after-tax) in connection with our restructuring plans and

•

a gain of $25 million ($16 million after-tax) from the receipt, as payment in full of all principal and interest due on the remaining payment-in-kind notes received in connection with the divestiture of the trading and merchandising operations in fiscal 2009 (the “Notes”), in advance of the scheduled maturity dates.

Items of note impacting comparability for the first three quarters of fiscal 2011 included the following:

•	charges totaling $45 million ($28 million after-tax) in connection with our restructuring plans and

•	a gain of $25 million ($16 million after-tax) from the receipt, as payment in full of all principal and interest due on the Notes.

Acquisitions

In the first quarter of fiscal 2011, we acquired the assets of American Pie, LLC (“American Pie”), a manufacturer of frozen fruit pies, thaw and serve pies, fruit cobblers, and pie crusts under the licensed Marie Callender’s® and Claim Jumper® trade names, as well as frozen dinners, pot pies, and appetizers under the Claim Jumper® trade name. We paid approximately $131 million in cash for this business. The results of this business are included in the Consumer Foods segment.

In the first quarter of fiscal 2012, we acquired the Marie Callender’s® brand trademarks for approximately $58 million in cash.

In the third quarter of fiscal 2012, we acquired an additional equity interest in ATFL for approximately $5 million in cash (net of cash acquired). ATFL is a publicly traded company in India that markets food and food ingredients to consumers and institutional customers in India. As a result of this investment, we now have a majority interest (approximately 52%) in ATFL. Accordingly, we began to consolidate the financial statements of ATFL beginning in the third quarter of fiscal 2012. Prior to our acquisition of a majority interest in ATFL, we accounted for our noncontrolling interest (approximately 48%) under the equity method. In accordance with the acquisition method of accounting, we remeasured our previously held noncontrolling equity interest in ATFL at fair value and recognized a gain of approximately $59 million in the third quarter of fiscal 2012, which represents the excess of the fair value over the carrying value of our noncontrolling equity interest in ATFL. The results of this business are included in the Consumer Foods segment for financial statement reporting purposes.

Also in the third quarter of fiscal 2012, we acquired National Pretzel Company for approximately $302 million in cash (net of cash acquired), plus assumed liabilities. National Pretzel Company is a private label supplier and branded producer of pretzels and related products. All products are produced at its manufacturing facilities in California and Pennsylvania. The results of this business are included in the Consumer Foods segment.

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

Restructuring Plans

In August 2011, we made a decision to reorganize our Consumer Foods sales function and certain other administrative functions within our Commercial Foods and Corporate reporting segments. These actions, collectively referred to as the “Administrative Efficiency Plan,” are intended to improve the efficiency and effectiveness of the affected sales and administrative functions. In connection with the Administrative Efficiency Plan, we currently estimate we will incur approximately $19 million of charges ($17 million of which are cash charges), primarily for severance and costs of employee relocation. In the third quarter and first three quarters of fiscal 2012, we recognized charges of approximately $2 million and $15 million, respectively, in relation to the Administrative Efficiency Plan.

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

In connection with the Network Optimization Plan, we currently estimate we will incur aggregate pre-tax costs of approximately $75 million, including approximately $23 million of cash charges. In the third quarter and first three quarters of fiscal 2012, we recognized charges of $7 million and $31 million, respectively, in relation to the Network Optimization Plan.

In March 2010, we announced a plan, authorized by our Board of Directors, related to the long-term production of our meat snack products. The plan provided for the closure of our meat snacks production facility in Garner, North Carolina, and the movement of production to our existing facility in Troy, Ohio. Completion of the plan’s implementation occurred in the second quarter of fiscal 2012.

In May 2010, we made a decision to consolidate certain administrative functions from Edina, Minnesota to Naperville, Illinois. The transition of these functions was completed in the first half of fiscal 2011. This plan, together with the plan to move production of our meat snacks from Garner, North Carolina to Troy, Ohio, are collectively referred to as the 2010 restructuring plan (the “2010 plan”). In connection with the 2010 plan, which was substantially completed in the first half of fiscal 2012, we incurred pre-tax cash and non-cash charges of $68 million. In the first three quarters of fiscal 2012, we recognized charges of approximately $3 million in relation to the 2010 plan.

The Administrative Efficiency Plan, the Network Optimization Plan, and the 2010 plan are collectively referred to as our restructuring plans.

Management continues to evaluate our manufacturing footprint and potential opportunities to generate cost savings. If additional opportunities are identified, the Network Optimization Plan will be modified accordingly, which could lead to significant additional restructuring expenses.

Capital Allocation

During the first three quarters of fiscal 2012, we repurchased approximately 4 million shares of our common stock for an aggregate of $102 million and we repaid the entire principal balance of $343 million of our 6.75% senior notes, which were due September 15, 2011.

During the third quarter of fiscal 2011, we received $554 million as payment in full of all principal and interest due on the Notes, in advance of the scheduled maturity dates.

During the first three quarters of fiscal 2011, we repurchased approximately 30 million shares of our common stock for an aggregate of $687 million and we repaid the entire principal balance of $248 million of our 7.875% senior notes, which were due September 15, 2010.

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

As discussed above, we reflected the results of our frozen handhelds operations as discontinued operations for the periods prior to divestiture.

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

Presentation of Derivative Gains (Losses) from Economic Hedges of Forecasted Cash Flows in Segment Results

Derivatives used to manage commodity price risk and foreign currency risk are not designated for hedge accounting treatment. We believe these derivatives provide economic hedges of certain forecasted transactions. As such, these derivatives (except those related to our milling operations, see Note 7 to our condensed consolidated financial statements) are recognized at fair market value with realized and unrealized gains and losses recognized in general corporate expenses. The gains and losses are subsequently recognized in the operating results of the reporting segments in the period in which the underlying transaction being economically hedged is included in earnings.

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen weeks ended		Thirty-nine weeks ended
($ in millions)	February 26, 2012	February 27, 2011	February 26, 2012	February 27, 2011
Net derivative gains (losses) incurred	$23	$25	$(10)	$24
Less: Net derivative gains (losses) allocated to reporting segments	1	1	29	(3)

Net derivative gains (losses) recognized in general corporate expenses	$22	$24	$(39)	$27

Net derivative gains (losses) allocated to Consumer Foods	$3	$2	$28	$(1)
Net derivative gains (losses) allocated to Commercial Foods	(2)	(1)	1	(2)

Net derivative gains (losses) included in segment operating profit	$1	$1	$29	$(3)

Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify losses of $6 million and $1 million to segment operating results in fiscal 2012 and 2013 and thereafter, respectively. Amounts allocated, or to be allocated, to segment operating results during fiscal 2012 and thereafter include $32 million of gains recognized prior to fiscal 2012, which had not been allocated to segment operating results.

Net Sales

	Net Sales
	Thirteen weeks ended			Thirty-nine weeks ended
($ in millions) Reporting Segment	February 26, 2012	February 27, 2011	% Inc (Dec)	February 26, 2012	February 27, 2011	% Inc (Dec)
Consumer Foods	$2,157	$2,072	4%	$6,227	$5,975	4%
Commercial Foods	1,216	1,069	14%	3,622	3,118	16%

Total	$3,373	$3,141	7%	$9,849	$9,093	8%

Net sales for the third quarter of fiscal 2012 were $3.37 billion, an increase of $232 million, or 7%, from the third quarter of fiscal 2011. Net sales for the first three quarters of fiscal 2012 were $9.85 billion, an increase of $756 million, or 8%, from the first three quarters of fiscal 2011.

Consumer Foods net sales for the third quarter of fiscal 2012 were $2.16 billion, an increase of $85 million, or 4%, compared to the third quarter of fiscal 2011. Consumer Foods net sales for the first three quarters of fiscal 2012 were $6.23 billion, an increase of $252 million, or 4%, compared to the first three quarters of fiscal 2011. Consumer Foods net sales for the third quarter of fiscal 2012 reflected a 4% increase from businesses acquired and a 5% increase from net pricing and mix, partially offset by 5% lower sales volume from existing businesses. Consumer Foods net sales for the first three quarters of fiscal 2012 reflected a 1% increase from businesses acquired and a 5% increase from net pricing and mix, partially offset by 2% lower sales volume from existing businesses. Increased pricing in the third quarter and first three quarters of fiscal 2012 was necessitated by increased commodity input costs. The increased pricing led to a slight reduction in volume.

Sales of products associated with some of our most significant brands, including ACT II®, Blue Bonnet®, Chef Boyardee®, DAVID®, Libby’s®, Marie Callender’s® , Orville Redenbacher’s®, PAM®, Peter Pan®, Reddi-wip®, Slim Jim®, and Wesson® grew in the third quarter of fiscal 2012, as compared to the third quarter of fiscal 2011. Significant brands whose products experienced sales declines in the third quarter of fiscal 2012 include Banquet®, Egg Beaters®, Healthy Choice®, Hebrew National®, Hunt’s®, Ro*Tel®, Snack Pack®, Swiss Miss®, and Van Camp’s®.

Commercial Foods net sales were $1.22 billion for the third quarter of fiscal 2012, an increase of $147 million, or 14%, compared to the third quarter of fiscal 2011. Commercial Foods net sales were $3.62 billion for the first three quarters of fiscal 2012, an increase of $504 million, or 16% compared to the first three quarters of fiscal 2011. Commercial Foods net sales in the third quarter and first three quarters of fiscal 2012 reflected the pass-through of $48 million and $269 million, respectively, of higher wheat prices in the segment’s flour milling operations. Results for the third quarter of fiscal 2012 also reflected increased volume of approximately 6% and increased net pricing and mix of 9% in the segment’s Lamb Weston® specialty potato products business. Results for the first three quarters of fiscal 2012 also reflected higher sales volumes of approximately 4% and improved net pricing and mix of approximately 7% in our Lamb Weston® specialty potato products business.

Selling, General and Administrative Expenses (Includes general corporate expenses)

Selling, general and administrative expenses totaled $374 million for the third quarter of fiscal 2012, a decrease of $30 million, as compared to the third quarter of fiscal 2011. Selling, general and administrative expenses for the third quarter of fiscal 2012 reflected the following:

•

a gain of $59 million, resulting from the remeasurement to fair value of our previously held noncontrolling equity interest in ATFL, in connection with our acquisition of a majority interest in that company,

•	an increase in incentive compensation expense of $14 million,

•	a charge of approximately $8 million in connection with legal matters associated with the 2007 peanut butter recall,

•	an increase in pension expense of $6 million,

•	a decrease in employee medical expense of $6 million,

•	a charge of $5 million in connection with the write-off of an insurance claim receivable, and

•	charges totaling $3 million in connection with our restructuring plans.

Selling, general and administrative expenses for the third quarter of fiscal 2011 included:

•	charges totaling $26 million in connection with our restructuring plans and

•	a gain of $25 million from the receipt, as payment in full of all principal and interest due on the Notes, in advance of the scheduled maturity dates.

Selling, general and administrative expenses totaled $1.25 billion for the first three quarters of fiscal 2012, an increase of $10 million, or 1%, as compared to the first three quarters of fiscal 2011. Selling, general and administrative expenses for the first three quarters of fiscal 2012 reflected the following:

•

a gain of $59 million, resulting from the remeasurement to fair value of our previously held noncontrolling equity interest in ATFL, in connection with our acquisition of a majority interest in that company,

•	expenses of $32 million related to the execution of our restructuring plans,

•	an increase in incentive compensation expense of $30 million,

•	an increase in consulting expense of $11 million (resulting from merger and acquisition activities, ongoing information technology projects, and our customer connectivity initiatives),

•	an increase in pension expense of $18 million,

•	a decrease in employee medical expense of $12 million,

•	a decrease in advertising and promotion expenses of $10 million,

•	a charge of approximately $8 million in connection with legal matters associated with the 2007 peanut butter recall, and

•	a charge of $5 million in connection with the write-off of an insurance claim receivable.

Selling, general and administrative expenses for the first three quarters of fiscal 2011 included the following:

•	expenses totaling $32 million in connection with our restructuring plans,

•	a gain of $25 million from the receipt, as payment in full of all principal and interest due on the Notes, in advance of the scheduled maturity dates,

•	losses totaling $11 million resulting from a hedge of the fair value portion of a portion of our outstanding debt and economic hedges of the foreign currency risk of certain financial assets, and

•	charges of $7 million related to environmental remediation matters.

Operating Profit (Earnings before general corporate expenses, interest expense, net, income taxes, and equity method investment earnings)

	Operating Profit
	Thirteen weeks ended			Thirty-nine weeks ended
($ in millions) Reporting Segment	February 26, 2012	February 27, 2011	% Inc (Dec)	February 26, 2012	February 27, 2011	% Inc (Dec)
Consumer Foods	$331	$276	20%	$784	$762	3%
Commercial Foods	150	141	7%	408	381	7%

Consumer Foods operating profit for the third quarter of fiscal 2012 was $331 million, an increase of $55 million, or 20%, compared to the third quarter of fiscal 2011. Gross profits in Consumer Foods were $8 million lower for the third quarter of fiscal 2012 than for the third quarter of fiscal 2011, driven by the impact of higher input costs (particularly for proteins, vegetable oil, and packaging) not fully offset by increased selling prices, partially offset by the benefit of supply chain cost savings initiatives. Businesses acquired in fiscal 2012 contributed $5 million of operating profit to the Consumer Foods segment in the third quarter of fiscal 2012. Other items that significantly impacted Consumer Foods operating profit in the third quarter of fiscal 2012 included:

•

a gain of $59 million, resulting from the remeasurement to fair value of our previously held noncontrolling equity interest in ATFL, in connection with our acquisition of a majority interest in that company,

•	charges of $8 million related to the execution of our restructuring plans, and

•	an increase in incentive compensation expense of $10 million.

Consumer Foods operating profit for the third quarter of fiscal 2011 included charges of $22 million related to the execution of our restructuring plans.

Consumer Foods operating profit for the first three quarters of fiscal 2012 was $784 million, an increase of $22 million, or 3%, compared to the first three quarters of fiscal 2011. Gross profits were $26 million lower in the first three quarters of fiscal 2012 than in the first three quarters of fiscal 2011 driven by the impact of higher input costs, not fully offset by higher net sales prices, discussed above, partially offset by the supply chain cost savings initiatives. Businesses acquired in fiscal 2012 contributed $5 million of operating profit to the Consumer Foods segment in the first three quarters of fiscal 2012. Other items that significantly impacted Consumer Foods operating profit in the first three quarters of fiscal 2012 included:

•

a gain of $59 million, resulting from the remeasurement to fair value of our previously held noncontrolling equity interest in ATFL, in connection with our acquisition of a majority interest in that company,

•	charges of $39 million related to the execution of our restructuring plans, and

•	an increase in incentive compensation expense of $13 million.

Consumer Foods operating profit for the first three quarters of fiscal 2011 included charges of $35 million related to the execution of our restructuring plans.

For the third quarter of fiscal 2012, operating profit for the Commercial Foods segment was $150 million, an increase of $9 million, or 7%, from the third quarter of fiscal 2011. Gross profits in the Commercial Foods segment were $2 million higher in the third quarter of fiscal 2012 than in the third quarter of fiscal 2011, driven by higher sales volume and improved pricing in the Lamb Weston® specialty potato business, largely offset by lower profits in our flour milling business. The decline in margins in the flour milling business was due to less favorable market conditions in the current period and very high profits earned in the third quarter of fiscal 2011.

For the first three quarters of fiscal 2012, operating profit for the Commercial Foods segment was $408 million, an increase of $27 million, or 7%, driven by higher gross profit in the Lamb Weston® specialty potato operations due to increased volume and net pricing, partially offset by lower profits in the flour milling business. The decline in margins in the flour milling business was due to less favorable market conditions in the third quarter of fiscal 2012 and very high profits earned in the first three quarters of fiscal 2011. Commercial Foods operating profit included $6 million of charges in the first three quarters of fiscal 2012 related to the execution of our restructuring plans.

Interest Expense, Net

Net interest expense was $50 million and $52 million for the third quarter of fiscal 2012 and 2011, respectively. Lower net interest expense in the third quarter of fiscal 2012 reflected the repayment of $343 million principal amount of our 6.75% senior notes in September 2011. Interest expense in the third quarter of fiscal 2011 reflected a net benefit of $4 million primarily from interest rate swaps used to hedge the fair value of certain of our outstanding debt instruments (this hedge was terminated in the second quarter of fiscal 2011).

Net interest expense was $153 million and $123 million for the first three quarters of fiscal 2012 and 2011, respectively. Net interest expense in the first three quarters of fiscal 2012 reflected the repayment of $343 million principal amount of our 6.75% senior notes in September 2011. Included in net interest expense for the first three quarters of fiscal 2011 was $41 million of interest income principally from the Notes. Net interest expense in the first three quarters of fiscal 2011 also reflected a net benefit of $11 million from interest rate swaps used to hedge the fair value of certain of our outstanding debt instruments.

Income Taxes

In the third quarters of fiscal 2012 and 2011, our income tax expense was $107 million and $123 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately 28% and 35% for the third quarters of fiscal 2012 and 2011, respectively. In the first three quarters of fiscal 2012 and 2011, our income tax expense was $238 million and $291 million, respectively. The effective tax rate was approximately 31% and 34% for the first three quarters of fiscal 2012 and 2011, respectively. The lower effective tax rate for the third and first three quarters of fiscal 2012 reflected the non-taxable nature of the gain of $59 million, resulting from the remeasurement to fair value of our previously held noncontrolling equity interest in ATFL, in connection with our acquisition of a majority interest in that company.

Equity Method Investment Earnings

Equity method investment earnings were $13 million and $7 million for the third quarter of fiscal 2012 and 2011, respectively, while equity method investment earnings were $30 million and $17 million for the first three quarters of fiscal 2012 and 2011, respectively. Increased equity method investment earnings in the third quarter and first three quarters of fiscal 2012 were the result of more profitable operations of a foreign potato processing venture.

Discontinued Operations

Our discontinued operations generated an after-tax loss of $11 million and $7 million in the third quarter and first three quarters of fiscal 2011, respectively. Operating results from discontinued operations for the first three quarters of fiscal 2011 included the impact of a charge of $16 million recognized to reduce the carrying amount of certain property, plant, and equipment to its estimated fair value, in anticipation of the sale of those assets, as well as the favorable resolution of a foreign tax matter relating to a divested business.

Earnings Per Share

Our diluted earnings per share in the third quarter of fiscal 2012 were $0.65. Diluted earnings per share in the third quarter of fiscal 2011 were $0.50 (including earnings of $0.52 per diluted share from continuing operations and a loss of $0.02 per diluted share from discontinued operations). Diluted earnings per share were $1.26 and $1.27 (including earnings of $1.29 per diluted share from continuing operations and a loss of $0.02 per diluted share from discontinued operations) in the first three quarters of fiscal 2012 and 2011, respectively.

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

In September 2011, we entered into a new $1.5 billion revolving credit facility. The new facility is scheduled to mature in September 2016. Borrowings under this facility will bear interest at 1.1% over LIBOR and may be prepaid without penalty. The facility, like its predecessor facility, has historically been used principally as a back-up facility for our commercial paper program. As of February 26, 2012, there were no outstanding borrowings under the facility. We did not draw upon our revolving credit facility or the commercial paper program during the third quarter or first three quarters of fiscal 2012 or fiscal 2011. The new facility requires that our consolidated funded debt not exceed 65% of our consolidated capital base, and that our fixed charges coverage ratio be greater than 1.75 to 1.0. As of February 26, 2012, we were in compliance with these financial covenants.

As of the end of the third quarter of fiscal 2012, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the revolving credit facility, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult.

On September 15, 2011, we repaid the entire principal balance of $343 million of our 6.75% senior notes, due on that date.

We repurchase our shares of common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board of Directors. We repurchased approximately 4.3 million shares of our common stock for an aggregate of $102 million under this program in the first three quarters of fiscal 2012. In December 2011, the Company’s board of directors approved a $750 million increase to our share repurchase authorization, with no expiration date. The Company’s total remaining share repurchase authorization as of February 26, 2012 was $777 million. Under the share repurchase authorization, we may repurchase our shares periodically over several years, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions. The authorization has no time limit, and may be suspended or discontinued at any time.

In November 2011, we completed the acquisition of National Pretzel Company for approximately $302 million in cash, net of cash acquired. Also in November 2011, we acquired an additional equity interest in ATFL for approximately $5 million in cash, net of cash acquired. On March 6, 2012, subsequent to the end of our third quarter of fiscal 2012, we completed the acquisition of Del Monte Canada for approximately $185 million in cash. The acquisition includes all Del Monte® branded packaged fruit, fruit snacks, and vegetable products in Canada, as well Aylmer® tomato products.

Cash Flows

During the first three quarters of fiscal 2012, we used $368 million of cash, which was the net result of $779 million generated from operating activities, $601 million used in investing activities, $541 million used in financing activities, and a decrease of $6 million in cash due to the effect of changes in foreign currency exchange rates.

Cash generated from operating activities of continuing operations totaled $777 million in the first three quarters of fiscal 2012, as compared to $932 million generated in the first three quarters of fiscal 2011. Cash generated from continuing operations in the first three quarters of fiscal 2012 benefited from a lower build up of inventory than had occurred in the first three quarters of fiscal 2011, as well as lower incentive compensation payments paid in the first three quarters of fiscal 2012 (earned in fiscal 2011) than in the first three quarters of fiscal 2011 (earned in fiscal 2010). Cash generated from continuing operations in the first three quarters of fiscal 2011 reflected the benefit of changes in certain federal income tax laws that allowed us to defer the payment of a significant amount of income taxes until future years, as well as the receipt of $142 million of interest due on the Notes received in connection with the divestiture of the trading and merchandising operations in fiscal 2009.

Cash used in investing activities from continuing operations totaled $601 million in the first three quarters of fiscal 2012, versus cash used in investing activities of $64 million in the first three quarters of fiscal 2011. Investing activities of continuing operations in the first three quarters of fiscal 2012 consisted primarily of the acquisitions of National Pretzel Company and a majority interest in ATFL for a total of $307 million (net of cash acquired), capital expenditures of $239 million, and the acquisition of intangible assets for $63 million. Investing activities of continuing operations in the first three quarters of fiscal 2011 included the receipt of $413 million, as payment in full of all amounts due on the remaining Notes received in connection with the divestiture of the trading and merchandising operations in fiscal 2009, capital expenditures of $347 million, and the acquisition of businesses and intangible assets (principally the American Pie business) for $149 million. We generated $246 million of cash from investing activities of discontinued operations in the first three quarters of fiscal 2011 primarily from the disposition of the Gilroy Foods & Flavors™ business.

Cash used in financing activities of continuing operations totaled $541 million and $1.20 billion in the first three quarters of fiscal 2012 and 2011, respectively. During the first three quarters of fiscal 2012 and 2011, we paid dividends of $289 million and $277 million, respectively. In the first three quarters of fiscal 2012 and 2011, we repurchased $100 million and $662 million, respectively, of our common stock as part of our share repurchase program. During the first three quarters of fiscal 2012, we paid $356 million, primarily upon maturity of our 6.75% senior notes. During the first three quarters of fiscal 2011, we decreased our debt by $292 million, including the repayment of $248 million aggregate principal amount of our 7.875% senior notes, as well as the repayment of $35 million of bank borrowings by our Lamb Weston BSW potato processing venture.

We estimate our capital expenditures in fiscal 2012 will be approximately $400 million.

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

We hold a 50% interest in Lamb Weston RDO, a potato processing venture. We provide all sales and marketing services to Lamb Weston RDO. We receive a fee for these services based on a percentage of the net sales of the venture. We reflect the value of our ownership interest in this venture in other assets in our condensed consolidated balance sheets, based upon the equity method of accounting. The balance of our investment was $14.4 million and $13.6 million at February 26, 2012 and May 29, 2011, respectively, representing our maximum exposure to loss as a result of our involvement with this venture. The capital structure of Lamb Weston RDO includes owners’ equity of $28.7 million and term borrowings from banks of $43.0 million as of February 26, 2012. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this venture.

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

Obligations and Commitments

As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as lease agreements, debt agreements, and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as “take-or-pay” contracts). The unconditional purchase obligation arrangements are entered into in our normal course of business in order to ensure adequate levels of sourced product are available. Of these items, debt and capital lease obligations, which totaled $3.0 billion as of February 26, 2012, were recognized as liabilities in our condensed consolidated balance sheet. Operating lease obligations and unconditional purchase obligations, which totaled $869 million as of February 26, 2012, in accordance with generally accepted accounting principles, were not recognized as liabilities in our condensed consolidated balance sheet.

A summary of our contractual obligations as of February 26, 2012 was as follows (including obligations of discontinued operations):

	Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt	$2,885.6	$36.4	$578.3	$1.3	$2,269.6
Capital lease obligations	65.1	6.9	10.1	6.5	41.6
Operating lease obligations	443.3	80.0	131.7	87.4	144.2
Purchase obligations	425.4	349.0	47.3	6.0	23.1

Total	$3,819.4	$472.3	$767.4	$101.2	$2,478.5

We are also contractually obligated to pay interest on our long-term debt and capital lease obligations. The weighted average interest rate of the long-term debt obligations outstanding as of February 26, 2012 was approximately 7.0%.

The purchase obligations noted in the table above do not reflect $561 million of open purchase orders or $386 million of agreements for goods and services, some of which are not legally binding. These purchase orders and agreements are generally settleable in the ordinary course of business in less than one year.

The operating lease obligations noted in the table above have not been reduced by non-cancellable sublease rentals of $39 million.

We own a 49.99% interest in Lamb Weston BSW, LLC (“Lamb Weston BSW”), a potato processing venture with Ochoa Ag Unlimited Foods, Inc. (“Ochoa”). We provide all sales and marketing services to Lamb Weston BSW. Under certain circumstances, we could be required to compensate the other equity owner of Lamb Weston BSW for lost profits resulting from significant production shortfalls (“production shortfalls”). Commencing on June 1, 2018, or on an earlier date under certain circumstances, we have a contractual right to purchase the remaining equity interest in Lamb Weston BSW from Ochoa (the “call option”). We are currently subject to a contractual obligation to purchase all of Ochoa’s equity investment in Lamb Weston BSW at the option of Ochoa (the “put option”). The purchase prices under the call option and the put option (the “options”) are based on the book value of Ochoa’s equity interest at the date of exercise, as modified by an agreed-upon rate of return for the holding period of the investment balance. The agreed-upon rate of return varies depending on the circumstances under which any of the options are exercised. As of February 26, 2012, the price at which Ochoa had the right to put its equity interest to us was $32 million. This amount, which is presented within other liabilities in our condensed consolidated balance sheet, is not included in the “Contractual Obligations” table, above, as the payment is contingent upon the exercise of the put option by Ochoa, and the eventual occurrence and timing of such exercise is uncertain.

As part of our ongoing operations, we also enter into arrangements that obligate us to make future cash payments only upon the occurrence of a future event (e.g., guarantees of debt or lease payments of a third party should the third party be unable to perform). In accordance with generally accepted accounting principles, the following commercial commitments are not recognized as liabilities in our condensed consolidated balance sheet. A summary of our commitments, including commitments associated with equity method investments, as of February 26, 2012 was as follows:

	Amount of Commitment Expiration Per Period (in millions)
Other Commercial Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Guarantees	$74.3	$22.0	$10.9	$9.9	$31.5
Other commitments	0.6	0.6	—	—	—

Total	$74.9	$22.6	$10.9	$9.9	$31.5

In certain limited situations, we will guarantee an obligation of an unconsolidated entity. We guarantee certain leases and other commercial obligations resulting from the 2002 divestiture of our fresh beef and pork operations. The remaining terms of these arrangements do not exceed four years and the maximum amount of future payments we have guaranteed was $12 million, included in the table above, as of February 26, 2012.

We have also guaranteed the performance of the divested business with respect to a hog purchase contract. The hog purchase contract requires the divested fresh beef and pork business to purchase a minimum of approximately 1.2 million hogs annually through June 1, 2013. The contract stipulates minimum price commitments, based in part on market prices and, in certain circumstances, also includes price adjustments based on certain inputs.

We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At February 26, 2012, the amount of supplier loans effectively guaranteed by us was $17 million, included in the table above. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.

We are a party to a supply agreement with an onion processing company. We have guaranteed, under certain conditions, repayment of a secured loan (the “Secured Loan”) of this onion supplier. At February 26, 2012, the amount of the guarantee was $25.0 million, the principal amount and accrued interest of the Secured Loan was approximately $40 million and the remaining term of the Secured Loan was 11 years. We are also party to an agreement with the lender on the Secured Loan that grants the Company the right to elect to purchase the Secured Loan and step into the first-priority secured creditor position with respect to the Secured Loan upon the happening of certain triggering events (the “Loan Purchase Agreement”). Subsequent to the end of the third quarter of fiscal 2012, we were notified by the lender that the supplier defaulted on this Secured Loan, triggering our rights under the Loan Purchase Agreement. The Company notified the lender in March 2012 that we are exercising our contractual right to purchase the Secured Loan from the lender. We have agreed to purchase the Secured Loan from the lender during the fourth quarter of fiscal 2012 for approximately $41 million pursuant to the Loan Purchase Agreement, thereby giving us first-priority secured rights to the underlying collateral for the amount of the Secured Loan, and accordingly, do not expect to be required to perform under the guarantee. In addition, based on our estimate of the value of the collateral, we have not established a liability in connection with this guarantee.

Federal income tax credits were generated related to the construction of our sweet potato production facility in Delhi, Louisiana. Third parties invested in certain of these income tax credits. We have guaranteed these third parties the face value of these income tax credits over their statutory lives, a period of seven years, in the event that the income tax credits are recaptured or reduced. The face value of the income tax credits was $21 million as of February 26, 2012. We believe the likelihood of the recapture or reduction of the income tax credits is remote, and therefore we have not established a liability in connection with this guarantee.

The obligations and commitments tables, above, do not include any reserves for income taxes, as we are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes. The liability for gross unrecognized tax benefits at February 26, 2012 was $52 million. The net amount of unrecognized tax benefits at February 26, 2012, that, if recognized, would impact our effective tax rate was $32 million. Recognition of these tax benefits would have a favorable impact on our effective tax rate.

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

Other than the changes noted below, there have been no material changes in our market risk during the thirty-nine weeks ended February 26, 2012. For additional information, refer to the “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our annual report on Form 10-K for the fiscal year ended May 29, 2011.

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

Interest Rate Risk

From time to time, we use interest rate swaps to manage the effect of interest rate changes on the fair value of our existing debt as well as the forecasted interest payments for the anticipated issuance of debt. During the fourth quarter of fiscal 2010, we entered into interest rate swap contracts used to effectively convert the interest rates of certain outstanding debt instruments from fixed to variable. During the second quarter of fiscal 2011, we terminated these interest rate swap contracts. As a result of this termination, we received proceeds of $32 million. The cumulative adjustment to the fair value of the debt instruments that were hedged, $35 million, was included in long-term debt and is being amortized as a reduction of interest expense over the remaining lives of the debt instruments (through fiscal 2014). At February 26, 2012, the unamortized amount was $20 million.

We have entered into interest rate swap contracts to hedge the interest rate risk related to our forecasted issuance of long-term debt in 2014 (based on the anticipated refinancing of the senior long-term debt maturing at that time). The net notional amount of these interest rate derivatives at February 26, 2012 was $500 million. The maximum potential pre-tax loss associated with these interest rate swap contracts from a hypothetical decrease of 1% in interest rates is approximately $141 million. Any such gain or loss would be deferred in accumulated other comprehensive income and recognized in earnings over the life of the forecasted interest payments associated with the anticipated debt refinancing. At February 26, 2012, we had recognized an unrealized loss of $121 million in accumulated other comprehensive income for these derivative instruments.

The carrying amount of long-term debt (including current installments) was $2.9 billion as of February 26, 2012. Based on current market rates provided primarily by outside investment bankers, the fair value of this debt at February 26, 2012 was estimated at $3.5 billion. As of February 26, 2012, a one percentage point increase in interest rates would decrease the fair value of our fixed rate debt by approximately $214 million, while a one percentage point decrease in interest rates would increase the fair value of our fixed rate debt by approximately $239 million.

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

Value-at-Risk (VaR)

We employ various tools to monitor our derivative risk, including value-at-risk (“VaR”) models. We perform simulations using historical data to estimate potential losses in the fair value of current derivative positions. We use price and volatility information for the prior 90 days in the calculation of VaR that is used to monitor our daily risk. The purpose of this measurement is to provide a single view of the potential risk of loss associated with derivative positions at a given point in time based on recent changes in market prices. Our model uses a 95 percent confidence level. Accordingly, in any given one day time period, losses greater than the amounts included in the table, below, are expected to occur only 5 percent of the time. We include commodity swaps, futures, and options and foreign exchange forwards, swaps, and options in this calculation. The following table provides an overview of our average daily VaR for our energy, agriculture, and other commodities over the thirty-nine week period ending February 26, 2012 as well as the average daily foreign exchange VaR. Other commodities (included in the table below) consist primarily of forward and option contracts for a commodities index, the market price of which is closely correlated with that of our commodity inputs. This index includes items such as agricultural commodities, energy commodities, and metals. The other commodities category below may also include items such as packaging and/or livestock.

	Fair Value Impact
In Millions	Average During Thirty-nine Weeks Ended February 26, 2012	Average During Thirty-nine Weeks Ended February 27, 2011
Energy commodities	$2.6	$1.5
Agriculture commodities	$4.5	$2.8
Other commodities	$1.3	$—
Foreign exchange	$1.3	$1.3

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of February 26, 2012. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the total number of shares of common stock purchased during the third quarter of fiscal 2012, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Programs (1)
November 28 through December 25, 2011	93,600	$24.45	93,600	$781,687,000
December 26 through January 22, 2012	27,000	$26.44	27,000	$780,973,000
January 23 through February 26, 2012	153,391	$26.36	153,391	$776,930,000

Total Fiscal 2012 Third Quarter Activity	273,991	$25.72	273,991	$776,930,000

(1)	Pursuant to publicly announced share repurchase programs since December 2003, we have repurchased approximately 151.0 million shares at a cost of $3.5 billion through February 26, 2012. On December 14, 2011, we announced that the Board of Directors approved a $750 million increase to the share repurchase program. The current program has no expiration date.

ITEM 6. EXHIBITS

All exhibits as set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONAGRA FOODS, INC.

	By:	/s/ JOHN F. GEHRING
John F. Gehring
Executive Vice President and Chief Financial Officer

	By:	/s/ ROBERT G. WISE
Robert G. Wise
Vice President and Corporate Controller
Dated this 30th day of March, 2012.

EXHIBIT	DESCRIPTION

10.1*	Form of Agreement between ConAgra Foods and its executives (post September 2011), incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 27, 2011 (File No. 001-07275).

10.2*	Credit Agreement, dated as of September 14, 2011, by and among ConAgra Foods, Inc., JP Morgan Chase Bank, N.A., as administrative agent and a lender, Bank of America, N.A., as syndication agent and a lender, and the other financial institutions party thereto, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ current report on Form 8-K filed on September 15, 2011 (File No. 001-07275).

12	Statement regarding computation of ratio of earnings to fixed charges

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificates

101.1	The following materials from ConAgra Foods’ Quarterly Report on Form 10-Q for the quarter ended February 26, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

*	Management contract or compensatory plan.