Form 10-K
period 2012-05-27
CONAGRA FOODS INC /DE/
filed 2012-07-20
CIK 23217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 27, 2012

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

Large accelerated filer  ☑ Accelerated filer  ☐

Non-accelerated filer    ☐  (Do not check if a smaller reporting company) Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☑

The aggregate market value of the voting common stock of ConAgra Foods, Inc. held by non-affiliates on November 25, 2011 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $9,865,276,377 based upon the closing sale price on the New York Stock Exchange on such date.

At June 24, 2012, 407,683,921 common shares were outstanding.

Documents incorporated by reference are listed on page 1.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”) are incorporated into Part III.

PART I

ITEM 1. BUSINESS

a)  General Development of Business

ConAgra Foods, Inc. (“ConAgra Foods”, “Company”, “we”, “us”, or “our”) is one of North America’s leading food companies, with consumer brands in 97% of America’s households sold in grocery, convenience, mass merchandise, and club stores. ConAgra Foods also has a strong business-to-business presence, supplying frozen potato and sweet potato products, as well as other vegetable, spice, and grain products to a variety of well-known restaurants, foodservice operators, and commercial customers.

The Company began as a flour-milling company and entered other commodity-based businesses. Over time, through various acquisitions and divestitures, we significantly changed our portfolio of businesses, focusing on adding branded, value-added opportunities, while strategically divesting commodity-based businesses to become one of North America’s leading food companies. Executing this strategy involved the acquisition over time of a number of brands such as Banquet®, Chef Boyardee®, PAM®, Marie Callender’s®, and Alexia®. More notable divestitures have included a dehydrated garlic, onion, capsicum, and fresh vegetable operation, a trading and merchandising business, packaged meat and cheese operations, a poultry business, beef and pork businesses, and various other businesses. For more information about our more recent acquisitions and divestitures, see “Acquisitions” and “Divestitures” below. Our development over time has also been aided by innovation and organic growth.

We are focused on growing our core operations, expanding into adjacent categories, and increasing our presence in private label and international operations. Our core operations include the strategic product groups of convenient meals, potatoes, snacks, meal enhancers, and specialty items. We are also focused on sustainable sales and profit growth with strong and improving returns on invested capital. As part of continually strengthening our operating foundation, our major profit-enhancing initiatives have centered on and continue to include:

•	Enhancing our portfolio by developing through innovation;

•	Acquiring products that resonate with consumers, establish or further develop our desired operating platforms, or which expand our presence in desired geographies or market segments;

•	Implementing high-impact, insights-based marketing programs;

•	Partnering strategically with customers to improve linkage, strengthen relationships, and capitalize on growth opportunities;

•	Improving trade spending effectiveness and pricing analytics;

•	Achieving cost savings throughout the supply chain with continuous efficiency improvement programs; and

•	Implementing efficiency initiatives throughout the selling, general, and administrative functions.

The Company’s growth, efficiency, and portfolio improvement initiatives continue to be implemented with high standards of customer service, product safety, and product quality.

We were initially incorporated as a Nebraska corporation in 1919 and were reincorporated as a Delaware corporation in December 1975.

b)  Financial Information about Reporting Segments

We report our operations in two reporting segments: Consumer Foods and Commercial Foods. The contributions of each reporting segment to net sales, operating profit, and identifiable assets are set forth in Note 22 “Business Segments and Related Information” to the consolidated financial statements.

c)  Narrative Description of Business

We compete throughout the food industry and focus on adding value for customers who operate in the retail food, foodservice, and ingredients channels.

Our operations, including our reporting segments, are described below. Our locations, including distribution facilities, within each reporting segment, are described in Item 2, Properties.

Consumer Foods

The Consumer Foods reporting segment includes branded, private label, and customized food products, which are sold in various retail and foodservice channels, principally in North America. The products include a variety of categories (meals, entrées, condiments, sides, snacks, and desserts) across frozen, refrigerated, and shelf-stable temperature classes.

Major brands include: Alexia®, ACT II®, Banquet®, Blue Bonnet®, Chef Boyardee®, DAVID®, Egg Beaters®, Healthy Choice®, Hebrew National®, Hunt’s®, Marie Callender’s®, Odom’s Tennessee Pride ®, Orville Redenbacher’s®, PAM®, Peter Pan®, Reddi-wip®, Slim Jim®, Snack Pack®, Swiss Miss®, Van Camp’s®, and Wesson®.

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

Acquisitions

In May 2012, we acquired Kangaroo Brands’ pita chip operations. The business, which manufactures private label and Kangaroo® brand pita chip snacks, is included in the Consumer Foods segment.

In May 2012, we acquired Odom’s Tennessee Pride. The business manufactures Odom’s Tennessee Pride® frozen breakfast products and other sausage products. This business is included in the Consumer Foods segment.

In March 2012, we acquired Del Monte Canada. The acquisition includes all Del Monte® branded packaged fruit, fruit snacks, and vegetable products in Canada, as well as Aylmer® brand tomato products. This business is included in the Consumer Foods segment.

In November 2011, we acquired National Pretzel Company. National Pretzel Company is a private label supplier and branded producer of pretzels and related products. This business is included in the Consumer Foods segment.

In November 2011, we acquired an additional equity interest in Agro Tech Foods Limited (“ATFL”). ATFL is a publicly traded company in India that markets food and food ingredients to consumers and institutional customers in India. As a result of this additional investment, we now have a majority interest (approximately 52%) in ATFL. Consolidated financial results of ATFL are included in the Consumer Foods segment.

In June 2011, we purchased the Marie Callender’s® brand trademark from Marie Callender Pie Shops, Inc.

During fiscal 2011, we acquired the assets of American Pie, LLC, a manufacturer of frozen fruit pies, thaw and serve pies, fruit cobblers, and pie crusts under the licensed Marie Callender’s® and Claim Jumper® trade names, as well as frozen dinners, pot pies, and appetizers under the Claim Jumper® trade name. This business is included in the Consumer Foods segment.

Divestitures

In fiscal 2011, we completed the sale of substantially all of the assets of our frozen handhelds operations. We reflected the results of these operations as discontinued operations for all periods presented.

In fiscal 2011, we completed the sale of substantially all of the assets of Gilroy Foods & FlavorsTM dehydrated garlic, onion, capsicum and Controlled MoistureTM, GardenFrost®, Redi-MadeTM, and fresh vegetable operations. We reflected the results of these operations as discontinued operations for all periods presented.

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

Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 17%, 18%, and 18% of consolidated net sales for fiscal 2012, 2011, and 2010, respectively.

At May 27, 2012, ConAgra Foods and its subsidiaries had approximately 26,100 employees, primarily in the United States. Approximately 42% of our employees are parties to collective bargaining agreements. Of the employees subject to collective bargaining agreements, approximately 43% are parties to collective bargaining agreements that are scheduled to expire during fiscal 2013. We believe that our relationships with employees and their representative organizations are good.

Research and Development

We employ processes at our principal manufacturing locations that emphasize applied research and technical services directed at product improvement and quality control. In addition, we conduct research activities related to the development of new products. Research and development expense was $86 million, $81 million, and $78 million in fiscal 2012, 2011, and 2010, respectively.

EXECUTIVE OFFICERS OF THE REGISTRANT AS OF JULY 20, 2012

Name	Title & Capacity	Age	Year First Appointed an Executive Officer

Gary M. Rodkin	President and Chief Executive Officer	60	2005
John F. Gehring	Executive Vice President, Chief Financial Officer	51	2004
Colleen R. Batcheler	Executive Vice President, General Counsel and Corporate Secretary	38	2008
André J. Hawaux	President, Consumer Foods	51	2006
Brian L. Keck	Executive Vice President and Chief Administrative Officer	59	2010
Paul T. Maass	President, Commercial Foods	46	2010
Scott E. Messel	Senior Vice President, Treasurer and Assistant Corporate Secretary	53	2001
Andrew G. Ross	Executive Vice President and Chief Strategy Officer	44	2011
Robert G. Wise	Vice President, Corporate Controller	44	2012

Gary M. Rodkin joined ConAgra Foods as President and Chief Executive Officer in October 2005. Previously, he was Chairman and Chief Executive Officer of PepsiCo Beverages and Foods North America (consumer products and manufacturing) from February 2003 to June 2005. He also served as President and Chief Executive Officer of PepsiCo Beverages and Foods North America in 2002, and President and Chief Executive Officer of Pepsi-Cola North America from 1999 to 2002. Mr. Rodkin is a director of Avon Products, Inc., the Grocery Manufacturers of America, and Boys Town.

John F. Gehring has served ConAgra Foods as Executive Vice President, Chief Financial Officer since January 2009. Mr. Gehring joined ConAgra Foods as Vice President of Internal Audit in 2002, became Senior Vice President in 2003, and most recently served as Senior Vice President and Corporate Controller from July 2004 to January 2009. He served as the ConAgra Foods’ interim Chief Financial Officer from October 2006 to November 2006. Prior to joining ConAgra Foods, Mr. Gehring was a partner at Ernst & Young LLP (an accounting firm) from 1997 to 2001.

Colleen R. Batcheler joined ConAgra Foods in June 2006 as Vice President, Chief Securities Counsel and Assistant Corporate Secretary. In September 2006, she was appointed Corporate Secretary, in February 2008, she was named Senior Vice President, General Counsel and Corporate Secretary and in September 2009, she was named Executive Vice President, General Counsel and Corporate Secretary. From 2003 until joining ConAgra Foods, Ms. Batcheler was Vice President and Corporate Secretary of Albertson’s, Inc. (a retail food and drug chain).

André J. Hawaux has served ConAgra Foods as President, Consumer Foods since January 2009. Previously, he served ConAgra Foods as Executive Vice President, Chief Financial Officer from November 2006 to January 2009. Prior to joining ConAgra Foods, Mr. Hawaux served as Senior Vice President, Worldwide Strategy & Corporate Development, PepsiAmericas, Inc. (a manufacturer and distributor of a broad portfolio of beverage products) from May 2005. Previously, from 2000 until May 2005, Mr. Hawaux served as Vice President and Chief Financial Officer for Pepsi-Cola North America (a division of PepsiCo, Inc.). Mr. Hawaux currently serves as a member of the Board of Trustees for Southern New Hampshire University.

Brian L. Keck joined ConAgra Foods as Executive Vice President and Chief Administrative Officer in September 2010. In this role, he is responsible for Human Resources, Facilities and Real Estate, and Communication & External Relations. Prior to joining ConAgra Foods, Mr. Keck was president and chief operating officer of Macy’s Inc.’s Midwest Division (retail department stores) where he was responsible for sales, customer service, store operations, finance, distribution, human resources, IT, design and construction, and community affairs. Prior to that, Mr. Keck held multiple senior leadership responsibilities at the May Department Stores Company (acquired by Macy’s) in both operating divisions and corporate-wide roles. From 2000 to 2005, Brian led May’s HR function after having served as chairman of Meier & Frank Department Stores, a division of May.

Paul T. Maass was named President of the Commercial Foods business for ConAgra Foods in October 2010. Mr. Maass joined ConAgra Foods in 1988 as a commodity merchandiser in the trading business and quickly progressed in several roles at the company. In 2003, Mr. Maass was named President and General Manager of ConAgra Mills. He assumed responsibility for J.M. Swank in 2007 and for Spicetec Flavors & Seasonings in 2010.

Scott E. Messel has served ConAgra Foods as Senior Vice President, Treasurer and Assistant Corporate Secretary since July 2004. Mr. Messel joined ConAgra Foods in August 2001 as Vice President and Treasurer. Prior to joining ConAgra Foods, Mr. Messel served in various treasury leadership roles at Lennox International (a provider of climate control solutions), Flowserve Corporation (a manufacturer of flow management products and services) and Ralston Purina Company (a former manufacturer of cereals, packaged foods, pet food, and livestock feed).

Andrew G. Ross was named Executive Vice President and Chief Strategy Officer for ConAgra Foods in November 2011. Mr. Ross leads the company’s strategic planning process, with specific responsibility for developing strategies that align with the company’s growth ambitions. Prior to joining ConAgra Foods, he was a partner at McKinsey & Company, Inc. (consulting firm), where he led the firm’s global consumer, retail and marketing practices. Prior to that, he worked for William Grant & Sons, Ltd. in Glasgow, Scotland and McKinsey & Company in London.

Robert G. Wise has served ConAgra Foods as Vice President, Corporate Controller since January 2012. Mr. Wise joined ConAgra Foods in March 2003 and has held various positions of increasing responsibility with ConAgra Foods, including Director, Financial Reporting, and most recently served as Vice President, Assistant Corporate Controller since March 2006. Prior to joining ConAgra Foods, Mr. Wise served in various roles at KPMG LLP (an accounting firm).

OTHER SENIOR OFFICERS OF THE REGISTRANT AS OF JULY 20, 2012

Name	Title & Capacity	Age
Albert D. Bolles	Executive Vice President, Research, Quality & Innovation	54
Douglas A. Knudsen	President, ConAgra Foods Sales	57
Joan K. Chow	Executive Vice President, Chief Marketing Officer	52
Allen J. Cooper	Vice President, Internal Audit	48
Nicole B. Theophilus	Senior Vice President, Human Resources	42

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

Allen J. Cooper joined ConAgra Foods in March 2003 and has held various finance and internal audit leadership positions with the Company, including Director, Internal Audit from 2003 until 2005; Vice President, Supply Chain Finance from 2005 until 2007; Senior Director, Finance; and most recently as Senior Director, Internal Audit. He was named to his current position in February 2009. Prior to joining the Company, he was with Ernst & Young LLP (an accounting firm).

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

We have also posted on our website our (1) Corporate Governance Principles, (2) Code of Conduct, (3) Code of Ethics for Senior Corporate Officers, and (4) Charters for the Audit/Finance Committee, Nominating, Governance and Public Affairs Committee, and Human Resources Committee. Shareholders may also obtain copies of these items at no charge by writing to: Corporate Secretary, ConAgra Foods, Inc., One ConAgra Drive, Omaha, NE, 68102-5001.

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

Changes in our relationships with significant customers or suppliers could adversely affect us.

During fiscal 2012, our largest customer Wal-Mart Stores, Inc. accounted for approximately 17% of our net revenues. There can be no assurance that Wal-Mart Stores, Inc. and other significant customers will continue to purchase our products in the same quantities or on the same terms as in the past, particularly as increasingly powerful retailers continue to demand lower pricing and develop their own brands. The loss of a significant customer or a material reduction in sales to a significant customer could materially and adversely affect our product sales, financial condition, and results of operations.

Disputes with significant suppliers, including pricing or performance, could adversely affect our ability to supply products to our customers and could materially and adversely affect our product sales, financial condition, and results of operations.

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

Consumer preferences evolve over time and the success of our food products depends on our ability to identify the tastes and dietary habits of consumers and to offer products that appeal to their preferences, including concerns of consumers regarding health and wellness, obesity, product attributes, and ingredients. Introduction of new products and product extensions requires significant development and marketing investment. If our products fail to meet consumer preferences, or we fail to introduce new and improved products on a timely basis, then the return on that investment will be less than anticipated and our strategy to grow sales and profits with investments in marketing and innovation will be less successful. Similarly, demand for our products could be affected by consumer concerns regarding the health effects of ingredients such as sodium, trans fats, sugar, processed wheat, or other product ingredients or attributes.

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

Any damage to our reputation could have a material adverse effect on our business, financial condition, and results of operations.

Maintaining a good reputation globally is critical to selling our products. Product contamination or tampering, the failure to maintain high standards for product quality, safety, and integrity, including with respect to raw materials and ingredients obtained from suppliers, or allegations of product quality issues, mislabeling or contamination, even if untrue, may reduce demand for our products or cause production and delivery disruptions. Our reputation could also be adversely impacted by any of the following, or by adverse publicity (whether or not valid) relating thereto: the failure to maintain high ethical, social, and environmental standards for all of our operations and activities; the failure to achieve our goals with respect to sodium or saturated fat; our research and development efforts; our environmental impact, including use of agricultural materials, packaging, energy use, and waste management; or our responses to any of the foregoing. Failure to comply with local laws and regulations, to maintain an effective system of internal controls or to provide accurate and timely financial information could also hurt our reputation. Damage to our reputation or loss of consumer confidence in our products for any of these or other reasons could result in decreased demand for our products and could have a material adverse effect on our business, financial condition, and results of operations, as well as require additional resources to rebuild our reputation.

If we are unable to complete proposed acquisitions or divestitures or integrate acquired businesses, our financial results could be materially and adversely affected.

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

Our results could be adversely impacted as a result of increased pension, labor, and people-related expenses.

Inflationary pressures and any shortages in the labor market could increase labor costs, which could have a material adverse effect on our consolidated operating results or financial condition. Our labor costs include the cost of providing employee benefits in the U.S. and foreign jurisdictions, including pension, health and welfare, and severance benefits. Any declines in market returns could adversely impact the funding of pension plans. Additionally, the annual costs of benefits vary with increased costs of health care and the outcome of collectively-bargained wage and benefit agreements.

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

Climate change, or legal, regulatory or market measures to address climate change, may negatively affect our business and operations.

There is growing concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. In the event that such climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as corn, wheat, and potatoes. We may also be subjected to decreased availability or less favorable pricing for water as a result of such change, which could impact our manufacturing and distribution operations. In addition, natural disasters and extreme weather conditions may disrupt the productivity of our facilities or the operation of our supply chain. The increasing concern over climate change also may result in more regional, federal, and/or global legal and regulatory requirements to reduce or mitigate the effects of greenhouse gases. In the event that such regulation is enacted and is more aggressive than the sustainability measures that we are currently undertaking to monitor our emissions and improve our energy efficiency, we may experience significant increases in our costs of operation and delivery. In particular, increasing regulation of fuel emissions could substantially increase the distribution and supply chain costs associated with our products. As a result, climate change could negatively affect our business and operations.

Our information technology resources must provide efficient connections between our business functions, or our results of operations will be negatively impacted.

Each year we engage in billions of dollars of transactions with our customers and vendors. Because the amount of dollars involved is so significant, our information technology resources must provide connections among our marketing, sales, manufacturing, logistics, customer service, and accounting functions. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure and to maintain the related automated and manual control processes, we could be subject to billing and collection errors, business disruptions, or damage resulting from security breaches. We began implementing new financial and operational information technology systems in fiscal 2008 and placed systems into production during fiscal 2008, 2009, 2010, 2011, and 2012. If future implementation problems are encountered, our results of operations could be negatively impacted.

We are increasingly dependent on information technology, and potential disruption, cyber attacks, security problems, and expanding social media vehicles present new risks.

We are increasingly dependent on information technology systems to manage and support a variety of business processes and activities, and any significant breakdown, invasion, destruction, or interruption of these systems could negatively impact operations. In addition, there is a risk of business interruption and reputational damage from leakage of confidential information.

The inappropriate use of certain media vehicles could cause brand damage or information leakage. Negative posts or comments about the Company on any social networking web site could seriously damage its reputation. In addition, the disclosure of non-public company sensitive information through external media channels could lead to information loss. Identifying new points of entry as social media continues to expand presents new challenges. Any business interruptions or damage to our reputation could negatively impact our financial condition, results of operation, and the market price of our common stock.

ITEM	1B. UNRESOLVED STAFF COMMENTS

None.

ITEM	2. PROPERTIES

Our headquarters are located in Omaha, Nebraska. In addition, certain shared service centers are located in Omaha, Nebraska, including a product development facility, enterprise business services center, and an information technology center. The general offices and location of principal operations are set forth in the following summary of our locations. We also lease many sales offices mainly in the United States.

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

We own most of the manufacturing facilities. However, a limited number of plants and parcels of land with the related manufacturing equipment are leased. Substantially all of our transportation equipment and forward-positioned distribution centers containing finished goods are leased or operated by third parties. Information about the properties supporting our two business segments follows.

CONSUMER FOODS REPORTING SEGMENT

General offices in Omaha, Nebraska, Naperville, Illinois, Miami, Florida, Lancaster, Pennsylvania, Madison, Tennessee, Toronto, Canada, Mexico City, Mexico, San Juan, Puerto Rico, Shanghai, China, Panama City, Panama, and Bogota, Colombia.

As of July 20, 2012, thirty-nine domestic manufacturing facilities in Arkansas, California, Georgia, Indiana, Iowa, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, Ohio, Pennsylvania, Tennessee, and Wisconsin. Two international manufacturing facilities in Canada; one manufacturing facility in Mexico; and one manufacturing facility in Argentina. Interests in ownership of manufacturing facilities in Mexico and India.

COMMERCIAL FOODS REPORTING SEGMENT

Domestic general, marketing, and administrative offices in Omaha, Nebraska, Eagle, Idaho, and Tri-Cities, Washington. International general and merchandising offices in Beijing, China, Shanghai, China, Tokyo, Japan, and Singapore.

As of July 20, 2012, forty-one domestic production facilities in Alabama, California, Colorado, Florida, Georgia, Idaho, Illinois, Louisiana, Minnesota, Nebraska, New Jersey, Ohio, Oregon, Pennsylvania, Texas, and Washington. One international production facility in Puerto Rico and one manufacturing facility in Canada. Interests in ownership of manufacturing facilities in Colorado, Minnesota, Washington, United Kingdom, Puerto Rico, Austria, and the Netherlands.

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

The environmental proceedings include litigation and administrative proceedings involving Beatrice’s status as a potentially responsible party at 36 Superfund, proposed Superfund, or state-equivalent sites. These sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. Beatrice has paid or is in the process of paying its liability share at 32 of these sites. Reserves for these matters have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The reserves for Beatrice-related environmental matters totaled $70.0 million as of May 27, 2012, a majority of which relates to the Superfund and state-equivalent sites referenced above. We expect expenditures for Beatrice-related environmental matters to continue for up to 18 years.

We are a party to a number of lawsuits and claims arising out of the operation of our business. Among these, there are lawsuits, claims, and matters related to the February 2007 recall of our peanut butter products. Among the matters outstanding related to the peanut butter recall are litigation we initiated against an insurance carrier to recover our settlement expenditures and defense costs, and an ongoing investigation by the U.S. Attorney’s office in Georgia. During fiscal 2012, we recognized a charge of $17.5 million in connection with peanut butter matters. This amount is in addition to a charge of $24.8 million we recognized during the third quarter of fiscal 2009 in connection with the insurance coverage dispute. With respect to the coverage dispute matter, during the fourth quarter of fiscal 2012, we received a favorable opinion related to our defense costs, pursuant to which we have received $11.8 million which is recognized in income in fiscal 2012. During the fourth quarter of fiscal 2012, a jury verdict was rendered in our favor in the amount of approximately $25 million on the claim for disputed coverage, which is subject to appeal. This amount has not been recognized in income in fiscal 2012. With respect to the U.S. Attorney matter, in fiscal 2011, we received formal requests from the U.S. Attorney’s office in Georgia seeking a variety of records and information related to the operations of our peanut butter manufacturing facility in Sylvester, Georgia. These requests are related to the previously disclosed June 2007 execution of a search warrant at our facility following the February 2007 recall. We continue to engage in discussions with officials in regard to the investigation.

In June 2009, an accidental explosion occurred at our manufacturing facility in Garner, North Carolina. This facility was the primary production facility for our Slim Jim® branded meat snacks. On June 13, 2009, the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives announced its determination that the explosion was the result of an accidental natural gas release, and not a deliberate act. During the fourth quarter of fiscal 2011, we settled our property and business interruption claims related to the Garner accident with our insurance providers. During the fourth quarter of fiscal 2011, Jacobs Engineering Group Inc., our engineer and project manager at the site, filed a declaratory judgment action against us seeking indemnity for personal injury claims brought against it as a result of the accident. In the first quarter of fiscal 2012, we were granted our motion for summary judgment on the basis that the suit was filed prematurely. We will continue to defend this action vigorously.

In April 2010, an accidental explosion occurred at our flour milling facility in Chester, Illinois. Two employees of a subcontractor and one employee of the primary contractor, Westside Salvage (“Westside”), on the site at the time of the accident suffered injuries in the accident. Suit was initiated against Westside and the Company for personal injury claims. Subsequent to the end of the fourth quarter of fiscal 2012 (on May 31, 2012), a jury in federal court returned a verdict against the Company and Westside and in favor of the three employees. The verdict was in the amount of approximately $78 million in compensatory damages apportioned between the Company and Westside and $100 million in punitive damages against the Company. While we have insurance policies in place that we believe will cover the full amount of the compensatory and punitive damages apportioned to us (other than a $3 million deductible that we accrued in a prior period), the Company intends to appeal the verdict and the damages. Any exposure in this case is expected to be limited to the applicable insurance deductible.

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

ITEM 4. MINE	SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET	FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange where it trades under the ticker symbol: CAG. At June 24, 2012, there were approximately 22,600 shareholders of record.

Quarterly sales price and dividend information is set forth in Note 23 “Quarterly Financial Data (Unaudited)” to the consolidated financial statements and incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents the total number of shares of common stock purchased during the fourth quarter of fiscal 2012, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Maximum Number of Shares that may yet be Purchased under the Program (1)
February 27 through March 25, 2012	1,229,964	26.23	1,229,964	$744,670,000
March 26 through April 22, 2012	8,171,500	26.23	8,171,500	$530,347,000
April 23 through May 27, 2012	132,110	25.87	132,110	$526,930,000

Total Fiscal 2012 Fourth Quarter	9,533,574	26.22	9,533,574	$526,930,000

(1)	Pursuant to publicly announced share repurchase programs from December 2003, we have repurchased approximately 160.5 million shares at a cost of $3.8 billion through May 27, 2012. During the third quarter of fiscal 2012, the Board of Directors approved a $750.0 million increase to the share repurchase program. The current program has no expiration date.

ITEM 6.	SELECTED FINANCIAL DATA

For the Fiscal Years Ended May	2012	2011	2010	2009 (3)	2008 (4)
Dollars in millions, except per share amounts
Net sales (1)	$13,262.6	$12,303.1	$12,014.9	$12,348.6	$11,173.1
Income from continuing operations (1)(2)	$474.3	$830.9	$630.3	$530.3	$581.9
Net income attributable to ConAgra Foods, Inc. (2)	$467.9	$817.6	$613.5	$893.5	$1,022.8
Basic earnings per share:
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders (1)(2)	$1.13	$1.92	$1.43	$1.17	$1.19
Net income attributable to ConAgra Foods, Inc. common stockholders (2)	$1.13	$1.90	$1.38	$1.97	$2.10
Diluted earnings per share:
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders (1)(2)	$1.12	$1.90	$1.41	$1.16	$1.18
Net income attributable to ConAgra Foods, Inc. common stockholders (2)	$1.12	$1.88	$1.37	$1.96	$2.08
Cash dividends declared per share of common stock	$0.95	$0.89	$0.79	$0.76	$0.75
At Year-End
Total assets	$11,441.9	$11,408.7	$11,738.0	$11,073.3	$13,682.5
Senior long-term debt (noncurrent)	$2,662.7	$2,674.4	$3,030.5	$3,259.5	$3,180.4
Subordinated long-term debt (noncurrent)	$195.9	$195.9	$195.9	$195.9	$200.0

(1)

Amounts exclude the impact of discontinued operations of the packaged meats and cheese operations, the Knott’s Berry Farm® operations, the trading and merchandising operations, the Fernando’s® operations, the Gilroy Foods & FlavorsTM operations, and the frozen handhelds operations.

(2)	Previously reported amounts have been revised to reflect the impact of a change in accounting method for pension, as discussed in Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements.

(3)	For fiscal 2009, the retrospective change in accounting method for pension decreased net income by $84.9 million and earnings per share, basic and diluted by $0.19.

(4)	For fiscal 2008, the retrospective change in accounting method for pension increased net income by $92.2 million and earnings per share, basic by $0.19 and diluted by $0.18.

ITEM 7. MANAGEMENT’S	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a summary of significant factors relevant to our financial performance and condition. The discussion should be read together with our consolidated financial statements and related notes in Item 8, Financial Statements and Supplementary Data. Results for the fiscal year ended May 27, 2012 are not necessarily indicative of results that may be attained in the future.

Executive Overview

ConAgra Foods, Inc. (NYSE: CAG) is one of North America’s leading food companies, with brands in 97% of America’s households. Consumers find Banquet®, Chef Boyardee®, Egg Beaters®, Healthy Choice®, Hebrew National®, Hunt’s®, Marie Callender’s®, Odom’s Tennessee Pride®, Orville Redenbacher’s®, PAM®, Peter Pan®, Reddi-wip®, and many other ConAgra Foods brands in grocery, convenience, mass merchandise, and club stores. We also have a strong business-to-business presence, supplying frozen potato and sweet potato products, as well as other vegetable, spice, and grain products to a variety of well-known restaurants, foodservice operators, and commercial customers.

Fiscal 2012 diluted earnings per share were $1.12. Fiscal 2011 diluted earnings per share were $1.88, including income from continuing operations of $1.90 per diluted share and a loss of $0.02 per diluted share from discontinued operations. Several significant items affect the comparability of year-over-year results of continuing operations (see “Items Impacting Comparability” below).

Items Impacting Comparability

Items of note impacting comparability for fiscal 2012 included the following:

Reported within Continuing Operations

•

a charge of $397 million ($251 million after-tax) reflecting the immediate write-off of actuarial losses in excess of 10% of our pension liability, in accordance with our newly adopted change in accounting method,

•	charges totaling $61 million ($37 million after-tax) under our restructuring plans,

•

a gain of $59 million ($59 million after-tax), resulting from the remeasurement to fair value of our previously held noncontrolling equity interest in Agro Tech Foods Limited (“ATFL”), in connection with our acquisition of a majority interest in that company,

•	a charge of approximately $18 million ($18 million after-tax) in connection with legal matters associated with the 2007 peanut butter recall,

•	a benefit of $12 million ($7 million after-tax) resulting from insurance settlements for matters associated with peanut butter,

•	charges of $7 million ($4 million after-tax) of acquisition-related costs, including certain exit costs, and

•	a charge of $5 million ($3 million after-tax) in connection with the write-off of an insurance claim receivable.

Items of note impacting comparability for fiscal 2011 included the following:

Reported within Continuing Operations

•	a gain of $105 million ($66 million after-tax) from the settlement of an insurance claim related to the Garner accident,

•	charges totaling $56 million ($35 million after-tax) under our restructuring plans,

•

a gain of $25 million ($16 million after-tax) from the receipt, as payment in full of all principal and interest due on the remaining payment-in-kind notes received in connection with the divestiture of the trading and merchandising operations in fiscal 2009 (the “Notes”), in advance of the scheduled maturity dates, and

•

a charge of $10 million ($6 million after-tax) reflecting the immediate write-off of actuarial losses in excess of 10% of our pension liability, in accordance with our newly adopted change in accounting method in fiscal 2012.

Reported within Discontinued Operations

•	Losses totaling $22 million ($14 million after-tax) due to the write-down of the carrying value of the assets of a small business.

Restructuring Plans

We anticipate incurring costs in connection with actions we take to attain synergies when integrating recently acquired businesses. These costs, collectively referred to as “acquisition-related exit costs,” include severance and other costs associated with consolidating facilities and administrative functions. We expect to incur approximately $18 million of charges associated with fiscal year 2012 acquisitions ($10 million of which are cash charges). In fiscal 2012, we recognized charges of approximately $5 million in relation to acquisition-related exit costs.

In August 2011, we made a decision to reorganize our Consumer Foods sales function and certain other administrative functions within our Commercial Foods and Corporate reporting segments. These actions, collectively referred to as the “Administrative Efficiency Plan,” are intended to improve the efficiency and effectiveness of the affected sales and administrative functions. In connection with the Administrative Efficiency Plan, we expect to incur approximately $19 million of charges ($17 million of which are cash charges), primarily for severance and costs of employee relocation. In fiscal 2012, we recognized charges of approximately $17 million in relation to the Administrative Efficiency Plan.

In February 2011, our Board of Directors approved a plan recommended by executive management designed to optimize our manufacturing and distribution networks (the “Network Optimization Plan,” which we previously referred to as the “2011 plan”). The Network Optimization Plan consists of projects that involve, among other things, the exit of certain manufacturing facilities, the disposal of underutilized manufacturing assets, and actions designed to optimize our distribution network. Implementation of the plan is expected to continue through fiscal 2013 and is intended to improve the efficiency of our manufacturing operations and reduce costs. In connection with the Network Optimization Plan, we currently estimate we will incur aggregate pre-tax costs of approximately $83 million, including approximately $26 million of cash charges. In fiscal 2012 and 2011, we recognized charges of $42 million and $31 million, respectively in relation to the Network Optimization Plan.

In March 2010, we announced a plan, authorized by our Board of Directors, related to the long-term production of our meat snack products. The plan provides for the closure of our meat snacks production facility in Garner, North Carolina, and the movement of production to our existing facility in Troy, Ohio.

In May 2010, we made a decision to consolidate certain administrative functions from Edina, Minnesota to Naperville, Illinois. The transition of these functions was completed in fiscal 2011. This plan, together with the plan to move production of our meat snacks from Garner, North Carolina to Troy, Ohio, are collectively referred to as the 2010 restructuring plan (the “2010 plan”). We have incurred pre-tax charges of $68 million, including approximately $28 million in cash charges. In fiscal 2012 and 2011, we recognized charges of approximately $3 million and $26 million, respectively, in relation to these plans. We do not expect to incur significant additional charges in connection with the 2010 plan.

In the aggregate, we expect to incur approximately $188 million of charges ($81 million of which are cash charges) under all of our restructuring plans. In fiscal 2012 and 2011, we recognized charges of $67 million and $57 million, respectively, in related restructuring activities.

Management continues to evaluate our manufacturing footprint and potential opportunities to generate cost savings. If such opportunities are identified, the Network Optimization Plan will be amended accordingly, and this could lead to significant additional restructuring expenses.

Acquisitions

In May 2012, we acquired Kangaroo Brands’ pita chip operations for $48 million in cash, plus assumed liabilities. The business, which manufactures private label and Kangaroo® brand pita chip snacks, is included in the Consumer Foods segment.

In May 2012, we acquired Odom’s Tennessee Pride for $95 million in cash, plus assumed liabilities. The business manufactures Odom’s Tennessee Pride® frozen breakfast products and other sausage products. This business is included in the Consumer Foods segment.

In March 2012, we acquired Del Monte Canada for $186 million in cash, plus assumed liabilities. The acquisition includes all Del Monte® branded packaged fruit, fruit snacks, and vegetable products in Canada, as well as Aylmer® brand tomato products. This business is included in the Consumer Foods segment.

In November 2011, we acquired National Pretzel Company for $302 million in cash, net of cash acquired, plus assumed liabilities. National Pretzel Company is a private label supplier and branded producer of pretzels and related products. This business is included in the Consumer Foods segment.

In November 2011, we acquired an additional equity interest in ATFL for $5 million in cash, net of cash acquired, plus assumed liabilities. ATFL is a publicly traded company in India that markets food and food ingredients to consumers and institutional customers in India. As a result of this investment, we now have a majority interest (approximately 52%) in ATFL. Consolidated financial results of ATFL are included in the Consumer Foods segment.

In June 2011, we purchased various Marie Callender’s® brand trademarks from Marie Callender Pie Shops, Inc., for approximately $58 million in cash.

In June 2010, we acquired the assets of American Pie, LLC, a manufacturer of frozen fruit pies, thaw and serve pies, fruit cobblers, and pie crusts under the licensed Marie Callender’s® and Claim Jumper® trade names, as well as frozen dinners, pot pies, and appetizers under the Claim Jumper® trade name. We paid $131 million in cash, plus assumed liabilities for this business. This business is included in the Consumer Foods segment.

Divestitures

In May 2011, we completed the sale of the assets of our frozen handhelds operations for approximately $9 million. We recognized charges totaling $22 million ($14 million after-tax) relating to the impairment of the long-lived assets of the business. We reflected the results of these operations as discontinued operations for all periods presented.

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

Capital Allocation

During fiscal year 2012, we repurchased approximately 14 million shares of our common stock for $352 million, of which approximately $213 million was funded by employee stock option exercise proceeds. We also repaid the entire principal balance of $343 million of our 6.75% senior notes, which were due on September 15, 2011. During fiscal 2011, we repurchased approximately 36 million shares of our common stock for $825 million and we repaid the entire principal balance of $248 million of our 7.875% senior notes, which were due September 15, 2010.

During fiscal 2011, we received $554 million as payment in full of all principal and interest due on the remaining Notes received in connection with the divestiture of the trading and merchandising operations in fiscal 2009, in advance of the scheduled maturity dates.

During fiscal 2012 and 2011, we paid dividends of $389 million and $375 million, respectively.

SEGMENT REVIEW

We report our operations in two reporting segments: Consumer Foods and Commercial Foods. In the first quarter of fiscal 2012, we changed the manner in which the expenses associated with certain administrative functions are recognized in segment sales. Accordingly, segment results of prior periods have been reclassified to reflect these changes.

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

Presentation of Derivative Gains (Losses) for Economic Hedges of Forecasted Cash Flows in Segment Results

Derivatives used to manage commodity price risk and foreign currency risk are not designated for hedge accounting treatment. We believe these derivatives provide economic hedges of certain forecasted transactions. As such, these derivatives (except those related to our milling operations, see Note 19 to the consolidated financial statements) are recognized at fair market value with realized and unrealized gains and losses recognized in general corporate expenses. The gains and losses are subsequently recognized in the operating results of the reporting segments in the period in which the underlying transaction being economically hedged is included in earnings.

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology (in millions):

	Fiscal Year Ended
	May 27, 2012	May 29, 2011
Net derivative gains (losses) incurred	$(67)	$35
Less: Net derivative gains allocated to reporting segments	24	1

Net derivative gains (losses) recognized in general corporate expenses	$(91)	$34

Net derivative gains allocated to Consumer Foods	$25	$4
Net derivative losses allocated to Commercial Foods	(1)	(3)

Net derivative gains included in segment operating profit	$24	$1

Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify losses of $47 million and $12 million to segment operating results in fiscal 2013 and 2014 and thereafter, respectively. Amounts allocated, or to be allocated, to segment operating results during fiscal 2012 and thereafter include $32 million of net gains recognized within corporate expense prior to fiscal 2012.

2012 vs. 2011

Net Sales

($ in millions)

Reporting Segment	Fiscal 2012 Net Sales	Fiscal 2011 Net Sales	% Increase/ (Decrease)
Consumer Foods	$8,377	$8,002	5%
Commercial Foods	4,886	4,301	14%

Total	$13,263	$12,303	8%

Overall, our net sales increased $960 million to $13.3 billion in fiscal 2012, reflecting a 5% increase in our Consumer Foods segment and a 14% increase in our Commercial Foods segment relative to results in fiscal 2011.

Consumer Foods net sales for fiscal 2012 were $8.4 billion, an increase of 5% as compared to fiscal 2011. Results reflected a 3% benefit from acquisitions, a 5% benefit from favorable pricing and mix, and a 3% decrease in volume from our base businesses (those businesses existing at the beginning of fiscal 2012). The decrease in volume from existing businesses reflected difficult economic conditions that are impacting consumer purchasing behavior, as well as price increases taken earlier in fiscal 2012 for some products. Increased pricing was necessitated by increased commodity input costs.

Sales of products associated with some of our most significant brands, including ACT II®, Blue Bonnet®, Chef Boyardee®, Healthy Choice®, Manwich®, Marie Callender’s®, Peter Pan®, Slim Jim®, Van Camp’s ®, and Wesson®, grew in fiscal 2012. Significant brands that experienced sales declines in fiscal 2012 included Banquet®, Crunch ‘n Munch®, Egg Beaters®, Hebrew National®, Hunt’s®, Kid Cuisine®, Orville Redenbacher’s®, PAM®, Reddi-wip®, Snack Pack®, and Swiss Miss®.

Commercial Foods net sales were $4.9 billion in fiscal 2012, an increase of $585 million, or 14% compared to fiscal 2011. Net sales in our flour milling business were approximately $284 million higher in fiscal 2012 than in fiscal 2011, principally reflecting the pass-through of higher wheat prices. Net sales also reflected a $256 million increase in results in our Lamb Weston® specialty potato products business, reflecting improved net pricing of approximately 9% and higher volume of approximately 4%.

Selling, General and Administrative Expenses (includes General Corporate Expense) (“SG&A”)

SG&A expenses totaled $2.0 billion for fiscal 2012, an increase of $488 million, or 32%, compared to fiscal 2011.

SG&A expenses for fiscal 2012 reflected the following:

•

an increase in pension and retirement expense of $336 million, reflecting the immediate write-off of actuarial losses in excess of 10% of our pension liability, in accordance with our newly adopted change in accounting method,

•

a gain of $59 million, resulting from the remeasurement to fair value of our previously held noncontrolling equity interest in ATFL, in connection with our acquisition of a majority interest in that company,

•	an increase in incentive compensation expense of $45 million,

•	charges totaling $43 million in connection with our restructuring plans,

•	a decrease in self-insured medical expense of $21 million,

•	a decrease in advertising and promotion expense of $7 million,

•	a charge of approximately $18 million in connection with legal matters associated with the 2007 peanut butter recall,

•	a benefit of $12 million resulting from insurance settlements for matters associated with peanut butter, and

•	a charge of $5 million in connection with the write-off of an insurance claim receivable.

SG&A expenses for fiscal 2011 included the following:

•	a net benefit of $105 million in connection with the settlement of insurance claims, net of expenses incurred, related to the Garner accident,

•	charges totaling $35 million in connection with our restructuring plans,

•

a gain of $25 million from the receipt, as payment in full of all principal and interest due on the Notes received in connection with the divestiture of the trading and merchandising operations in fiscal 2009, in advance of the scheduled maturity dates, and

•

a charge of $10 million reflecting the immediate write-off of actuarial losses in excess of 10% of our pension liability, in accordance with our newly adopted change in accounting method in fiscal 2012.

Operating Profit

(Earnings before general corporate expense, interest expense (net), income taxes, and equity method investment earnings)

($ in millions)

Reporting Segment	Fiscal 2012 Operating Profit	Fiscal 2011 Operating Profit	% Increase/ (Decrease)
Consumer Foods	$1,053	$1,126	(6)%
Commercial Foods	547	510	7%

Consumer Foods operating profit decreased $73 million in fiscal 2012 versus the prior year to $1.05 billion. Gross profits in the Consumer Foods segment were $11 million higher in fiscal 2012 than in fiscal 2011 driven by the benefit of price increases and supply chain cost savings initiatives, offset by the impact of higher commodity input costs (particularly for proteins, vegetable oil, and packaging). Businesses acquired in fiscal 2012 contributed $13 million of operating profit to fiscal 2012. Other items that significantly impacted Consumer Foods operating profit in fiscal 2012 included:

•

a gain of $59 million, resulting from the remeasurement to fair value of our previously held noncontrolling equity interest in ATFL, in connection with our acquisition of a majority interest in that company,

•	charges totaling $56 million in connection with our restructuring plans,

•	an increase in incentive compensation expense of $11 million, and

•	a decrease in advertising and promotion expense of $9 million.

Items that significantly impacted Consumer Foods operating profit in fiscal 2011 included:

•	a net benefit of $105 million in connection with the settlement of insurance claims, net of expenses incurred, related to the Garner accident, and

•	charges totaling $45 million in connection with our restructuring plans.

Commercial Foods operating profit increased $37 million in fiscal 2012 versus the prior year to $547 million. Gross profits in the Commercial Foods segment were $56 million higher in fiscal 2012 than fiscal 2011, driven by higher sales volume and improved pricing in the Lamb Weston® specialty potato business, largely offset by lower profits in our flour milling business. The decline in margins in the flour milling business was due to less favorable market conditions in the current year. SG&A expenses were higher in the Commercial Foods segment in fiscal 2012 as compared to fiscal 2011, largely due to a $14 million increase in incentive compensation expense. The Commercial Foods segment also recognized charges of $6 million in fiscal 2012 related to the execution of our restructuring plans.

Interest Expense, Net

In fiscal 2012, net interest expense was $204 million, an increase of $27 million, or 15%, from fiscal 2011. Included in net interest expense was $4 million and $42 million of interest income in fiscal 2012 and 2011, respectively. In 2011, the income was principally from interest on the Notes received in connection with the divestiture of the trading and merchandising business in fiscal 2009. Interest expense in fiscal 2012 and 2011 also reflected a net benefit of $9 million and $13 million, respectively, primarily resulting from interest rate swaps used to effectively convert the interest rates of certain outstanding debt instruments from fixed to variable (these hedges were terminated in fiscal 2011) and the benefit of the repayment of $343 million of our 6.75% senior notes in September 2011.

Income Taxes

Our income tax expense was $196 million and $422 million in fiscal 2012 and 2011, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was 29% for fiscal 2012 and 34% in fiscal 2011. The lower effective tax rate in fiscal 2012 was reflective of the benefit of normal, recurring, income tax credits and deductions combined with a lower pre-tax level of earnings (due in large part to the impact of the write-off of $397 million of actuarial losses under the newly adopted method of pension accounting), as well as the non-taxable nature of the $59 million gain on the remeasurement to fair value of our previously held noncontrolling equity interest in ATFL, in connection with our acquisition of a majority interest in that company.

We expect our effective tax rate in fiscal 2013, exclusive of any unusual transactions or tax events, to be approximately 34%.

Equity Method Investment Earnings

We include our share of the earnings of certain affiliates based on our economic ownership interest in the affiliates. Significant affiliates produce and market potato products for retail and foodservice customers. Our share of earnings from our equity method investments was $45 million ($5 million in the Consumer Foods segment and $40 million in the Commercial Foods segment) and $26 million ($6 million in the Consumer Foods segment and $20 million in the Commercial Foods segment) in fiscal 2012 and 2011, respectively. Equity method investment earnings in the Commercial Foods segment were a result of more profitable operations of a foreign potato processing venture.

Results of Discontinued Operations

Our discontinued operations were immaterial in fiscal 2012 and generated after-tax losses of $12 million in fiscal 2011. In fiscal 2011, we completed the sale of the assets of a small frozen foods business for approximately $9 million. We recognized after-tax impairment charges totaling $14 million in connection with this sale. Operating results of discontinued operations in fiscal 2011 included the favorable resolution of a foreign tax matter relating to a divested business.

Earnings Per Share

Our diluted earnings per share in fiscal 2012 were $1.12. Our diluted earnings per share in fiscal 2011 were $1.88 (including earnings of $1.90 per diluted share from continuing operations and losses of $0.02 per diluted share from discontinued operations). See “Items Impacting Comparability” above as several significant items affected the comparability of year-over-year results of operations.

2011 vs. 2010

Net Sales

($ in millions)

Reporting Segment	Fiscal 2011 Net Sales	Fiscal 2010 Net Sales	% Increase/ (Decrease)
Consumer Foods	$8,002	$7,940	1%
Commercial Foods	4,301	4,075	6%

Total	$12,303	$12,015	2%

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

Commercial Foods net sales were $4.3 billion in fiscal 2011, an increase of $226 million, or 6% compared to fiscal 2010. Net sales in our flour milling business were approximately $107 million higher in fiscal 2011 than in fiscal 2010, principally reflecting the pass-through of higher wheat prices. Results also reflected a $98 million increase in results in our Lamb Weston® specialty potato products business, reflecting higher volume of approximately 4% and flat net pricing and mix. The increase in sales volume included significant growth in sales of sweet potato products.

Selling, General and Administrative Expenses (includes General Corporate Expense) (“SG&A”)

SG&A expenses totaled $1.51 billion for fiscal 2011, a decrease of $478 million, or 24%, compared to fiscal 2010.

SG&A expenses for fiscal 2011 reflected the following:

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

•

a charge of $10 million reflecting the immediate write-off of actuarial losses in excess of 10% of our pension liability, in accordance with our newly adopted change in accounting method in fiscal 2012,

•	an increase in self-insured medical expense of $10 million, and

•	a decrease in property, sales, and use taxes of $10 million.

SG&A expenses for fiscal 2010 included the following:

•

a charge of $168 million reflecting the immediate write-off of actuarial losses in excess of 10% of our pension liability, in accordance with our newly adopted change in accounting method in fiscal 2012,

•

charges totaling $36 million in connection with the 2010 plan, consisting of charges related to our decision to move manufacturing activities in Garner, North Carolina to Troy, Ohio, and our decision to move administrative functions in Edina, Minnesota to Naperville, Illinois,

•	a charge of $33 million in connection with the impairment of a partially completed production facility,

•	a benefit of $15 million associated with a favorable adjustment to an environmental-related liability,

•

transaction-related costs of $14 million associated with securing federal tax benefits related to the Delhi, Louisiana sweet potato production facility (the associated income tax benefits will be recognized in future periods),

•	a $14 million gain on the sale of the Luck’s® brand, and

•

a net benefit of $8 million, representing SG&A expenses associated with the Garner accident that were more than offset by insurance recoveries (related charges of $12 million were recognized in cost of goods sold).

Operating Profit

(Earnings before general corporate expense, interest expense (net), income taxes, and equity method investment earnings)

($ in millions)

Reporting Segment	Fiscal 2011 Operating Profit	Fiscal 2010 Operating Profit	% Increase/ (Decrease)
Consumer Foods	$1,126	$1,062	6%
Commercial Foods	510	543	(6)%

Consumer Foods operating profit increased $64 million in fiscal 2011 versus the prior year to $1.13 billion. Gross profits were $156 million lower in fiscal 2011 than in fiscal 2010 driven by the impact of higher commodity input costs that were not fully offset by the benefit of price increases and supply chain cost savings initiatives. Other items that significantly impacted Consumer Foods operating profit in fiscal 2011 included:

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

Commercial Foods operating profit decreased $33 million in fiscal 2011 versus the prior year to $510 million. Gross profits in our Lamb Weston® specialty potato business were negatively impacted in fiscal 2011 by significant increases in input costs which more than offset the benefit of increased sales volumes and a higher quality potato crop than that which was processed in fiscal 2010 and the first half of fiscal 2011. Gross profits in our flour milling business improved in fiscal 2011 due to effective management of margins in a volatile wheat market, which more than offset the decrease in sales volumes. SG&A expenses were lower in the Commercial Foods segment in fiscal 2011 as compared to fiscal 2010, largely due to a $13 million decrease in incentive compensation expense. The Commercial Foods segment also recognized charges of $11 million in fiscal 2011 in connection with our restructuring plans.

Interest Expense, Net

In fiscal 2011, net interest expense was $178 million, an increase of $17 million, or 11%, from fiscal 2010. Included in net interest expense was $42 million and $85 million of interest income in fiscal 2011 and 2010, respectively, principally from the Notes received in connection with the divestiture of the trading and merchandising business in fiscal 2009. Interest expense in fiscal 2011 also reflected a net benefit of $13 million primarily resulting from interest rate swaps used to effectively convert the interest rates of certain outstanding debt instruments from fixed to variable (these hedges were terminated in fiscal 2011) and the benefit of the repayment of $248 million of debt in September 2010.

During fiscal 2010, we received $115 million as payment in full of all principal and interest due on a portion of the Notes, in advance of the scheduled maturity date. In December 2010, we received $554 million as payment in full of all principal and interest due on the remaining Notes, in advance of the scheduled maturity dates.

Income Taxes

Our income tax expense was $422 million and $292 million in fiscal 2011 and 2010, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was 34% for fiscal 2011 and 32% in fiscal 2010. The lower effective tax rate in fiscal 2010 was reflective of favorable changes in estimates and audit settlements, as well as certain income tax credits and deductions identified in fiscal 2010 that related to prior periods. These benefits were offset, in part, by unfavorable tax consequences of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010.

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

Results of Discontinued Operations

Our discontinued operations generated after-tax losses of $12 million and $19 million in fiscal 2011 and 2010, respectively. In fiscal 2011, we completed the sale of the assets of a small frozen foods business for approximately $9 million. We recognized after-tax impairment charges totaling $14 million in connection with this sale. In fiscal 2010, we decided to divest our dehydrated vegetable operations. As a result of this decision, we recognized an after-tax impairment charge of $40 million in fiscal 2010, representing a write-down of the carrying value of the related long-lived assets to fair value, based on the anticipated sales proceeds. The sale of this business for $246 million in cash was completed in July 2010. Operating results of discontinued operations in fiscal 2011 include the favorable resolution of a foreign tax matter relating to a divested business. Operating results of discontinued operations in fiscal 2010 include charges related to certain legal and environmental matters of divested businesses.

Earnings Per Share

Our diluted earnings per share in fiscal 2011 were $1.88 (including earnings of $1.90 per diluted share from continuing operations and a loss of $0.02 per diluted share from discontinued operations). Our diluted earnings per share in fiscal 2010 were $1.37 (including earnings of $1.41 per diluted share from continuing operations and losses of $0.04 per diluted share from discontinued operations). See “Items Impacting Comparability” above as several significant items affected the comparability of year-over-year results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity and Capital

Our primary financing objective is to maintain a prudent capital structure, including our goal of maintaining an investment grade credit rating, that provides us flexibility to pursue our growth objectives. If necessary, we use short-term debt principally to finance ongoing operations, including our seasonal requirements for working capital (accounts receivable, prepaid expenses and other current assets, and inventories, less accounts payable, accrued payroll, and other accrued liabilities) and a combination of equity and long-term debt to finance both our base working capital needs and our noncurrent assets.

In September 2011, we entered into a $1.5 billion revolving credit facility. The facility is scheduled to mature in September 2016. Borrowings under this facility will bear interest at 1.1% over LIBOR and may be prepaid without penalty. The facility, like its predecessor facility, has historically been used principally as a back-up facility for our commercial paper program. As of May 27, 2012, there were no outstanding borrowings under the facility. The facility requires that our consolidated funded debt not exceed 65% of our consolidated capital base, and that our fixed charges coverage ratio be greater than 1.75 to 1.0 on a four-quarter rolling basis. As of May 27, 2012, we were in compliance with these financial covenants.

As of May 27, 2012, we had borrowings of $40 million outstanding under our commercial paper program, which was representative of the highest borrowings during the fiscal year.

As of the end of fiscal 2012, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the revolving credit facility, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult.

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

We repurchase our shares of common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board of Directors. We repurchased approximately 13.8 million shares of our common stock for an aggregate of $352 million under this program in fiscal 2012, of which approximately $213 million was funded by employee stock option exercise proceeds. In December 2011, the Company’s Board of Directors approved a $750 million increase to our share repurchase authorization. The Company’s total remaining share repurchase authorization as of May 2012 was $527 million. Under the share repurchase authorization, we may repurchase our shares periodically over several years, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions. The authorization has no time limit and may be suspended or discontinued at any time.

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

During fiscal 2012, we acquired National Pretzel Company, Del Monte Canada, Odom’s Tennessee Pride, and Kangaroo Brand’s pita chip operations, as well as an additional equity interest in ATFL for a total of $635 million in cash, net of cash acquired. In fiscal 2012, we also acquired the Marie Callender’s® brand trademarks for approximately $58 million in cash.

We also contributed $326 million to our pension plans in fiscal 2012, the majority of which was discretionary.

Cash Flows

In fiscal 2012, we utilized $869 million of cash, which was the net result of $1.05 billion generated from operating activities, $1.06 billion used in investing activities, $850 million used in financing activities, and a decrease of $7 million in cash and cash equivalents due to the effect of changes in foreign currency exchange rates.

Cash generated from operating activities of continuing operations totaled $1.05 billion for fiscal 2012, as compared to $1.34 billion generated in fiscal 2011. We contributed $326 million and $129 million to our Company-sponsored pension plans in fiscal 2012 and 2011, respectively. Cash flows from operations benefited in fiscal 2012, relative to fiscal 2011, due to increasing accounts payable balances, despite slightly lower inventory balances (excluding impacts of acquisitions), and lower incentive compensation payments paid in fiscal 2012 (earned in fiscal 2011) than in fiscal 2011 (earned in fiscal 2010). In fiscal 2011, improvement in our accounts payable balance largely offset increases in the inventory balances, reflecting the impact of higher commodity costs in our flour milling business. Cash payments of income taxes were $191 million and $172 million in fiscal 2012 and 2011, respectively. Tax payments in fiscal 2011 reflected the benefit of changes in certain federal income tax laws that allowed us to defer the payment of a significant amount of income taxes recognized in fiscal 2011 until future years. Fiscal 2011 operating cash flows also reflect the receipt of $142 million of interest due on the remaining Notes received in connection with the divestiture of the trading and merchandising operations in fiscal 2009, and insurance advances of $65 million for reimbursement of out-of-pocket expenses and foregone profits associated with the Garner accident. Cash generated from operating activities of discontinued operations was $2 million and $12 million in fiscal 2012 and 2011, respectively, primarily reflecting income from operations of the discontinued frozen handheld operations.

Cash used in investing activities of continuing operations totaled $1.06 billion in fiscal 2012 and $166 million in fiscal 2011. Investing activities of continuing operations in fiscal 2012 consisted primarily of acquisitions of businesses and intangibles totaling $698 million, capital expenditures of $337 million, and a $40 million purchase of a secured loan. Investing activities of continuing operations in fiscal 2011 consisted primarily of capital expenditures of $466 million and acquisitions of businesses and intangibles totaling $149 million, partially offset by the receipt of $413 million, as payment in full of all amounts due on the remaining Notes received in connection with the divestiture of the trading and merchandising operations in fiscal 2009 (receipt of interest due is reflected in operating cash flows), and sales of property, plant and equipment of $19 million. In fiscal 2011, we generated $255 million of cash from investing activities of discontinued operations from the disposition of the Gilroy Foods & FlavorsTM dehydrated vegetable business.

Cash used in financing activities totaled $850 million in fiscal 2012, as compared to cash used in financing activities of $1.43 billion in fiscal 2011. During fiscal 2012, we repurchased approximately 14 million shares of our common stock for $352 million, we paid dividends of $389 million, and we decreased our debt by $324 million, including the repayment of the entire principal balance of $343 million of our 6.75% senior notes on September 15, 2011, due on that date, partially offset by borrowings of $40 million in our commercial paper program. During fiscal 2012, we also received net proceeds of $213 million from employee stock option exercises. During fiscal 2011, we repurchased approximately 36 million shares of our common stock for $825 million, we paid dividends of $375 million, and we decreased our debt by $294 million, including the repayment of the entire principal balance of $248 million of our 7.875% senior notes on September 15, 2010, due on that date, as well as the repayment of $35 million of bank borrowings by our Lamb Weston BSW potato processing venture. During fiscal 2011, we also received net proceeds of $60 million from employee stock option exercises.

We estimate our capital expenditures in fiscal 2013 will be approximately $450 million. Management believes that existing cash balances, cash flows from operations, existing credit facilities, and access to capital markets will provide sufficient liquidity to meet our working capital needs, planned capital expenditures, and payment of anticipated quarterly dividends for at least the next twelve months.

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

We hold a 50% interest in Lamb Weston RDO, a potato processing venture. We provide all sales and marketing services to Lamb Weston RDO. We receive a fee for these services based on a percentage of the net sales of the venture. We reflect the value of our ownership interest in this venture in other assets in our consolidated balance sheets, based upon the equity method of accounting. The balance of our investment was $15 million and $14 million at May 27, 2012 and May 29, 2011, respectively, representing our maximum exposure to loss as a result of our involvement with this venture. The capital structure of Lamb Weston RDO includes owners’ equity of $30 million and term borrowings from banks of $43 million as of May 27, 2012. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this venture.

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

OBLIGATIONS AND COMMITMENTS

As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as debt agreements, lease agreements, and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as “take-or-pay” contracts). The unconditional purchase obligation arrangements are entered into in the normal course of business in order to ensure adequate levels of sourced product are available. Of these items, debt and capital lease obligations, which totaled $3.0 billion as of May 27, 2012, were recognized as liabilities in our consolidated balance sheet. Operating lease obligations and unconditional purchase obligations, which totaled approximately $881 million as of May 27, 2012, were not recognized as liabilities in our consolidated balance sheet, in accordance with generally accepted accounting principles.

A summary of our contractual obligations at the end of fiscal 2012 was as follows:

($ in millions)	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt	$2,879.6	$30.6	$578.4	$10.8	$2,259.8
Capital lease obligations	76.1	7.5	12.6	9.3	46.7
Operating lease obligations	444.4	82.8	135.1	91.1	135.4
Purchase obligations	436.6	361.5	46.2	6.0	22.9

Total	$3,836.7	$482.4	$772.3	$117.2	$2,464.8

The purchase obligations noted in the table above do not reflect $638 million of open purchase orders or $437 million of agreements for goods and services, some of which are not legally binding. These purchase orders and agreements are generally settleable in the ordinary course of business in less than one year.

The operating lease obligations noted in the table above have not been reduced by non-cancellable sublease rentals of approximately $38 million.

We are also contractually obligated to pay interest on our long-term debt and capital lease obligations. The weighted average interest rate of the long-term debt obligations outstanding as of May 27, 2012 was approximately 7.0%.

We own a 49.99% interest in Lamb Weston BSW, LLC (“Lamb Weston BSW”), a potato processing venture with Ochoa Ag Unlimited Foods, Inc. (“Ochoa”). We provide all sales and marketing services to Lamb Weston BSW. Under certain circumstances, we could be required to compensate Ochoa for lost profits resulting from significant production shortfalls (“production shortfalls”). Commencing on June 1, 2018, or on an earlier date under certain circumstances, we have a contractual right to purchase the remaining equity interest in Lamb Weston BSW from Ochoa (the “call option”). We are currently subject to a contractual obligation to purchase all of Ochoa’s equity investment in Lamb Weston BSW at the option of Ochoa (the “put option”). The purchase prices under the call option and the put option (the “options”) are based on the book value of Ochoa’s equity interest at the date of exercise, as modified by an agreed-upon rate of return for the holding period of the investment balance. The agreed-upon rate of return varies depending on the circumstances under which any of the options are exercised. As of May 27, 2012, the price at which Ochoa had the right to put its equity interest to us was $34.3 million. This amount, which is presented within other liabilities in our condensed consolidated balance sheet, is not included in the “Contractual Obligations” table above, as the payment is contingent upon the exercise of the put option by Ochoa, and the eventual occurrence and timing of such exercise is uncertain.

As part of our ongoing operations, we also enter into arrangements that obligate us to make future cash payments only upon the occurrence of a future event (e.g., guarantees of debt or lease payments of a third party should the third party be unable to perform). In accordance with generally accepted accounting principles, the following commercial commitments are not recognized as liabilities in our consolidated balance sheet. A summary of our commitments, including commitments associated with equity method investments, as of the end of fiscal 2012, is as follows:

($ in millions)	Amount of Commitment Expiration per Period
Other Commercial Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Guarantees	$75.7	$49.0	$10.9	$9.3	$6.5
Other commitments	0.5	0.5	—	—	—

Total	$76.2	$49.5	$10.9	$9.3	$6.5

In certain limited situations, we will guarantee an obligation of an unconsolidated entity. We guarantee certain leases and other commercial obligations resulting from the 2002 divestiture of our fresh beef and pork operations. The remaining terms of these arrangements do not exceed four years and the maximum amount of future payments we have guaranteed was approximately $11 million, included in the table above, as of May 27, 2012.

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

We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At May 27, 2012, the amount of supplier loans effectively guaranteed by us was approximately

$44 million, included in the table above. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.

We were a party to a supply agreement with an onion processing company where we had guaranteed, under certain conditions, repayment of a secured loan (the “Secured Loan”) of this onion supplier to the onion supplier’s lender. The Secured Loan was in the amount of approximately $40 million (classified as other assets in fiscal 2012) with a remaining term of approximately 11 years. The amount of our guarantee was $25 million. We had the option to purchase the Secured Loan, and thereby assume first-priority secured rights to the underlying collateral for the amount of the Secured Loan. During the fourth quarter of fiscal 2012, we received notice from the lender that the onion supplier had defaulted on the Secured Loan and we purchased the Secured Loan from the lender for approximately $41 million, and cancelled our guarantee. The onion supplier subsequently filed for bankruptcy on April 12, 2012. Based on our estimate of the value of the collateral and our first-priority secured rights, we expect to recover the carrying value of the Secured Loan.

Federal income tax credits were generated related to the construction of our sweet potato production facility in Delhi, Louisiana. Third parties invested in certain of these income tax credits. We have guaranteed these third parties the face value of these income tax credits over their statutory lives, through fiscal 2017, in the event that the income tax credits are recaptured or reduced. The face value of the income tax credits was $21 million, included in the table above, as of May 27, 2012. We believe the likelihood of the recapture or reduction of the income tax credits is remote, and therefore we have not established a liability in connection with this guarantee.

The obligations and commitments tables above do not include any reserves for income taxes, as we are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes. The liability for gross unrecognized tax benefits at May 27, 2012 was approximately $49 million. The net amount of unrecognized tax benefits at May 27, 2012, that, if recognized, would impact our effective tax rate was approximately $30 million. Recognition of this tax benefit would have a favorable impact on our effective tax rate.

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

Our Audit/Finance Committee has reviewed management’s development, selection, and disclosure of the critical accounting estimates.

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

We have recognized reserves of approximately $165 million for these marketing costs as of May 27, 2012. Changes in the assumptions used in estimating the cost of any individual customer marketing program would not result in a material change in our results of operations or cash flows.

Advertising and promotion expenses of continuing operations totaled $365 million, $372 million, and $409 million in fiscal 2012, 2011, and 2010, respectively.

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

Further information on income taxes is provided in Note 16 “Pre-tax Income and Income Taxes” to the consolidated financial statements.

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

We have recognized a reserve of approximately $71 million for environmental liabilities as of May 27, 2012. The reserve for each site is determined based on an assessment of the most likely required remedy and a related estimate of the costs required to effect such remedy. Historically, the underlying assumptions utilized in estimating this reserve have been appropriate as actual payments have neither differed materially from the previously estimated reserve balances, nor have significant adjustments to this reserve balance been necessary.

Employment-Related Benefits—We incur certain employment-related expenses associated with pensions, postretirement health care benefits, and workers’ compensation. In order to measure the annual expense associated with these employment-related benefits, management must make a variety of estimates including, but not limited to, discount rates used to measure the present value of certain liabilities, assumed rates of return on assets set aside to fund these expenses, compensation increases, employee turnover rates, anticipated mortality rates, anticipated health care costs, and employee accidents incurred but not yet reported to us. The estimates used by management are based on our historical experience as well as current facts and circumstances. We use third-party specialists to assist management in appropriately measuring the expense associated with these employment-related benefits. Different estimates used by management could result in us recognizing different amounts of expense over different periods of time. We had recognized a pension liability of $566 million and $352 million, a postretirement liability of $283 million and $322 million, and a workers’ compensation liability of $76 million and $74 million, as of the end of fiscal 2012 and 2011, respectively. We also had recognized a pension asset of $4 million and $15 million as of the end of fiscal 2012 and 2011, respectively, as certain individual plans of the Company had a positive funded status.

In May 2012, we elected to change our method of accounting for pension benefits. Historically, we have recognized actuarial gains and losses in accumulated other comprehensive loss in the consolidated balance sheets upon each plan remeasurement, amortizing them into operating results over the average future service period of active employees in these plans, to the extent such gains and losses were in excess of 10% of the greater of the market-related value of plan assets or the plan’s projected benefit obligation (the “corridor”). We have elected to immediately recognize actuarial gains and losses in our operating results in the year in which they occur, to the extent they exceed the corridor; therefore, eliminating the amortization. Actuarial gains and losses outside the corridor, to the extent they occur, will be recognized annually as of our measurement date, which is our fiscal year-end, or when measurement is required otherwise under generally accepted accounting principles. Additionally, for purposes of calculating the expected return on plan assets, we will no longer use the market-related value of plan assets, an averaging technique permitted under generally accepted accounting principles, but instead will use the fair value of plan assets. These changes are intended to improve the transparency of our operating results by more quickly recognizing the effects of changes in plan asset values and the impact of current interest rates on plan obligations.

We recognized pension expense from Company plans of $422 million, $54 million, and $227 million in fiscal years 2012, 2011, and 2010, respectively. Such amounts reflect an increase in pension expense, reflecting the immediate write-off of actuarial losses in excess of 10% of our pension liability, in accordance with our newly adopted change in accounting method. This also reflected expected returns on plan assets of $196 million, $168 million, and $142 million in fiscal years 2012, 2011, and 2010, respectively. We contributed $326 million, $129 million, and $123 million to our pension plans in fiscal years 2012, 2011, and 2010, respectively. We anticipate contributing approximately $20 million to our pension plans in fiscal 2013.

One significant assumption for pension plan accounting is the discount rate. We select a discount rate each year (as of our fiscal year-end measurement date) for our plans based upon a hypothetical bond portfolio for which the cash flows from coupons and maturities match the year-by-year projected benefit cash flows for our pension plans. The hypothetical bond portfolio is comprised of high-quality fixed income debt instruments (usually Moody’s Aa) available at the measurement date. Based on this information, the discount rate selected by us for determination of pension expense was 5.3% for fiscal year 2012, 5.8% for fiscal 2011, and 6.9% for fiscal 2010. We selected a discount rate of 4.5% for determination of pension expense for fiscal 2013. A 25 basis point increase in our discount rate assumption as of the end of fiscal 2012 would have resulted in a decrease of approximately $97 million in our pension expense for fiscal 2012. A 25 basis point decrease in our discount rate assumption as of the end of fiscal 2012 would have resulted in an increase of approximately $101 million in our pension expense for fiscal 2012. For our year-end pension obligation determination, we selected discount rates of 4.5% and 5.3% for fiscal years 2012 and 2011, respectively.

Another significant assumption used to account for our pension plans is the expected long-term rate of return on plan assets. In developing the assumed long-term rate of return on plan assets for determining pension expense, we consider long-term historical returns (arithmetic average) of the plan’s investments, the asset allocation among types of investments, estimated long-term returns by investment type from external sources, and the current economic environment. Based on this information, we selected 7.75% for the long-term rate of return on plan assets for determining our fiscal 2012 pension expense. A 25 basis point increase/decrease in our expected long-term rate of return assumption as of the beginning of fiscal 2012 would decrease/increase annual pension expense for our pension plans by approximately $6 million. We selected an expected rate of return on plan assets of 7.75% to be used to determine our pension expense for fiscal 2013. A 25 basis point increase/decrease in our expected long-term rate of return assumption as of the beginning of fiscal 2013 would decrease/increase annual pension expense for our pension plans by approximately $7 million.

The rate of compensation increase is another significant assumption used in the development of accounting information for pension plans. We determine this assumption based on our long-term plans for compensation increases and current economic conditions. Based on this information, we selected 4.25% for fiscal years 2012 and 2011 as the rate of compensation increase for determining our year-end pension obligation. We selected 4.25% for the rate of compensation increase for determination of pension expense for each of fiscal years 2012, 2011, and 2010. A 25 basis point increase in our rate of compensation increase assumption as of the beginning of fiscal 2012 would increase pension expense for our pension plans by approximately $1 million for the year. A 25 basis point decrease in our rate of compensation increase assumption as of the beginning of fiscal 2012 would decrease pension expense for our pension plans by approximately $1 million for the year. We selected a rate of

4.25% for the rate of compensation increase to be used to determine our pension expense for fiscal 2013. A 25 basis point increase/decrease in our rate of compensation increase assumption as of the beginning of fiscal 2013 would increase/decrease pension expense for our pension plans by approximately $1 million for the year.

We also provide certain postretirement health care benefits. We recognized postretirement benefit expense of $8 million, $12 million, and $9 million in fiscal 2012, 2011, and 2010, respectively. We reflected liabilities of $283 million and $322 million in our balance sheets as of May 27, 2012 and May 29, 2011, respectively. We anticipate contributing approximately $31 million to our postretirement health care plans in fiscal 2013.

The postretirement benefit expense and obligation are also dependent on our assumptions used for the actuarially determined amounts. These assumptions include discount rates (discussed above), health care cost trend rates, inflation rates, retirement rates, mortality rates, and other factors. The health care cost trend assumptions are developed based on historical cost data, the near-term outlook, and an assessment of likely long-term trends. Assumed inflation rates are based on an evaluation of external market indicators. Retirement and mortality rates are based primarily on actual plan experience. The discount rate we selected for determination of postretirement expense was 4.3% for fiscal 2012, 5.4% for fiscal 2011, and 6.6% for fiscal 2010. We have selected a discount rate of 3.9% for determination of postretirement expense for fiscal 2013. A 25 basis point increase/decrease in our discount rate assumption as of the beginning of fiscal 2012 would not have resulted in a material change to postretirement expense for our plans. We have assumed the initial year increase in cost of health care to be 7.5%, with the trend rate decreasing to 5.0% by 2016. A one percentage point change in the assumed health care cost trend rate would have the following effects:

($ in millions)	One Percent Increase	One Percent Decrease
Effect on total service and interest cost	$1	$(1)
Effect on postretirement benefit obligation	14	(13)

We provide workers’ compensation benefits to our employees. The measurement of the liability for our cost of providing these benefits is largely based upon actuarial analysis of costs. One significant assumption we make is the discount rate used to calculate the present value of our obligation. The discount rate used at May 27, 2012 was 3.0%. A 25 basis point increase/decrease in the discount rate assumption would not have a material impact on workers’ compensation expense.

Impairment of Long-Lived Assets (including property, plant and equipment) and Identifiable Intangible Assets—We reduce the carrying amounts of long-lived assets and identifiable intangible assets to their fair values when the fair value of such assets is determined to be less than their carrying amounts (i.e., assets are deemed to be impaired). Fair value is typically estimated using a discounted cash flow analysis, which requires us to estimate the future cash flows anticipated to be generated by the particular asset being tested for impairment as well as to select a discount rate to measure the present value of the anticipated cash flows. When determining future cash flow estimates, we consider historical results adjusted to reflect current and anticipated operating conditions. Estimating future cash flows requires significant judgment by management in such areas as future economic conditions, industry-specific conditions, product pricing, and necessary capital expenditures. The use of different assumptions or estimates for future cash flows could produce different impairment amounts (or none at all) for long-lived assets and identifiable intangible assets.

We utilize a “relief from royalty” methodology in evaluating impairment of our indefinite lived brands/trademarks. The methodology determines the fair value of each brand through use of a discounted cash flow model that incorporates an estimated “royalty rate” we would be able to charge a third party for the use of the particular brand. When determining the future cash flow estimates, we must estimate future net sales and a fair market royalty rate for each applicable brand and an appropriate discount rate to measure the present value of the anticipated cash flows. Estimating future net sales requires significant judgment by management in such areas as future economic conditions, product pricing, and consumer trends. In determining an appropriate discount rate to apply to the estimated future cash flows, we consider the current interest rate environment and our estimated cost of capital. As the calculated fair value of our other identifiable intangible assets generally significantly exceeds the carrying amount of these assets, a one percentage point increase in the discount rate assumptions used to estimate the fair values of our other identifiable intangible assets would not result in a material impairment charge.

Goodwill—Goodwill is tested annually for impairment of value and whenever events or changes in circumstances indicate the carrying amount of the asset may be impaired. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include deterioration in general economic conditions, adverse changes in the markets in which an entity operates, increases in input costs that have negative effects on earnings and cash flows, or a trend of negative or declining cash flows over multiple periods, among others. The fair value that could be realized in an actual transaction may differ from that used to evaluate the impairment of goodwill.

In the third quarter of fiscal 2012, in conjunction with management’s annual review of goodwill, we adopted new guidance for testing goodwill for impairment (see Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements). Under the qualitative assessment, various events and circumstances that would affect the estimated fair value of a reporting unit are identified (similar to impairment indicators above). Furthermore, management considers the results of the most recent two-step quantitative impairment test completed for a reporting unit (this would be fiscal 2011 in which the estimated fair values of all reporting units were substantially in excess of their carrying values) and compares the weighted average cost of capital (WACC) between the current and prior years for each reporting unit.

Under the two-step quantitative impairment test, the evaluation of impairment involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. Fair value is typically estimated using a discounted cash flow analysis, which requires us to estimate the future cash flows anticipated to be generated by the particular asset being tested for impairment as well as to select a discount rate to measure the present value of the anticipated cash flows. When determining future cash flow estimates, we consider historical results adjusted to reflect current and anticipated operating conditions. Estimating future cash flows requires significant judgment by management in such areas as future economic conditions, industry-specific conditions, product pricing, and necessary capital expenditures. The use of different assumptions or estimates for future cash flows could produce different impairment amounts (or none at all) for goodwill.

During the fiscal 2012 annual review of goodwill, management performed the qualitative assessment for all reporting units and concluded that it was more likely than not that their estimated fair values exceeded their carrying values. As such, no further analysis was required.

FORWARD-LOOKING STATEMENTS

This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current views and assumptions of future events and financial performance and are subject to uncertainty and changes in circumstances. We undertake no responsibility for updating these statements. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These factors include, among other things: availability and prices of raw materials, including any negative effects caused by inflation; the effectiveness of our product pricing, including any pricing actions and promotional changes; future economic circumstances; industry conditions; our ability to execute our operating and restructuring plans; the success of our innovation, marketing, and cost-savings initiatives; the competitive environment and related market conditions; operating efficiencies; the ultimate impact of any product recalls; the Company’s success in efficiently and effectively integrating the Company’s acquisitions; access to capital; actions of governments and regulatory factors affecting our businesses, including the Patient Protection and Affordable Care Act; the amount and timing of repurchases of our common stock, if any; and other risks described in our reports filed with the Securities and Exchange Commission. We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks affecting us during fiscal 2012 and 2011 were exposures to price fluctuations of commodity and energy inputs, interest rates, and foreign currencies. These fluctuations impacted all reporting segments.

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

Interest Rate Risk—From time to time, we use interest rate swaps to manage the effect of interest rate changes on the fair value of our existing debt as well as the forecasted interest payments for the anticipated issuance of debt. During fiscal 2010, we entered into interest rate swap contracts used to effectively convert the interest rates of certain outstanding debt instruments from fixed to variable. During fiscal 2011, we terminated these interest rate swap contracts. As a result of this termination, we received proceeds of $32 million. The cumulative adjustment to the fair value of the debt instruments being hedged, $35 million, was included in long-term debt and is being amortized as a reduction of interest expense over the remaining lives of the debt instruments (through fiscal 2014). At May 27, 2012, the unamortized amount was $18 million.

During fiscal 2011, we entered into interest rate swap contracts to hedge the interest rate risk related to our forecasted issuance of long-term debt in 2014 (based on the anticipated refinancing of the senior long-term debt maturing at that time). The net notional amount of these interest rate derivatives at May 27, 2012 was $500 million. The maximum potential loss associated with these interest rate swap contracts from a hypothetical change of 1% in interest rates as of May 27, 2012 is approximately $151 million. Any such loss (or gain) would be deferred in accumulated other comprehensive income and recognized in earnings over the life of the forecasted interest payments associated with the anticipated debt refinancing. At May 27, 2012, we had recognized an unrealized loss of $154 million in accumulated other comprehensive income for these derivative instruments.

As of May 27, 2012 and May 29, 2011, the fair value of our fixed rate debt was estimated at $3.5 billion and $3.6 billion, respectively, based on current market rates primarily provided by outside investment advisors. As of May 27, 2012 and May 29, 2011, a one percentage point increase in interest rates would decrease the fair value of our fixed rate debt by approximately $211 million and $208 million, respectively, while a one percentage point decrease in interest rates would increase the fair value of our fixed rate debt by approximately $235 million and $232 million, respectively.

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

Value-at-Risk (VaR)—We employ various tools to monitor our derivative risk, including value-at-risk (“VaR”) models. We perform simulations using historical data to estimate potential losses in the fair value of current derivative positions. We use price and volatility information for the prior 90 days in the calculation of VaR that is used to monitor our daily risk. The purpose of this measurement is to provide a single view of the potential risk of loss associated with derivative positions at a given point in time based on recent changes in market prices. Our model uses a 95% confidence level. Accordingly, in any given one day time period, losses greater than the amounts included in the table below are expected to occur only 5% of the time. We include commodity swaps, futures, and options and foreign exchange forwards, swaps, and options in this calculation. The following table provides an overview of our average daily VaR for our energy, agriculture, and other commodities as well as the average daily foreign exchange VaR. Other commodities may include items such as packaging, livestock, and/or metals.

	Fair Value Impact (in millions)
	Average During Fifty-two Weeks Ended May 27, 2012	Average During Fifty-two Weeks Ended May 29, 2011
Energy commodities	$2.3	$1.8
Agriculture commodities	$3.7	$3.2
Other commodities	$2.2	$—
Foreign exchange	$1.4	$1.3

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF EARNINGS

CONAGRA FOODS, INC. AND SUBSIDIARIES

Dollars in millions except per share amounts

	For the Fiscal Years Ended May
	2012	2011	2010
Net sales	$13,262.6	$12,303.1	$12,014.9
Costs and expenses:
Cost of goods sold	10,435.7	9,389.6	8,966.3
Selling, general and administrative expenses	1,997.7	1,509.9	1,987.7
Interest expense, net	204.0	177.5	160.4

Income from continuing operations before income taxes and equity method investment earnings	625.2	1,226.1	900.5
Income tax expense	195.8	421.6	292.3
Equity method investment earnings	44.9	26.4	22.1

Income from continuing operations	474.3	830.9	630.3
Income (loss) from discontinued operations, net of tax	0.1	(11.5)	(19.3)

Net income	$474.4	$819.4	$611.0

Less: Net income (loss) attributable to noncontrolling interests	6.5	1.8	(2.5)

Net income attributable to ConAgra Foods, Inc.	$467.9	$817.6	$613.5

Earnings per share—basic
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$1.13	$1.92	$1.43
Loss from discontinued operations attributable to ConAgra Foods, Inc. common stockholders	—	(0.02)	(0.05)

Net income attributable to ConAgra Foods, Inc. common stockholders	$1.13	$1.90	$1.38

Earnings per share—diluted
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$1.12	$1.90	$1.41
Loss from discontinued operations attributable to ConAgra Foods, Inc. common stockholders	—	(0.02)	(0.04)

Net income attributable to ConAgra Foods, Inc. common stockholders	$1.12	$1.88	$1.37

The accompanying Notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

CONAGRA FOODS, INC. AND SUBSIDIARIES

Dollars in millions

	For the Fiscal Years Ended May
	2012	2011	2010
Net income	$474.4	$819.4	$611.0
Other comprehensive income (loss):
Derivative adjustments, net of tax	(89.1)	(7.2)	0.2
Unrealized losses on available-for-sale securities, net of tax	(0.1)	(0.1)	—
Currency translation adjustment:
Unrealized translation gains (losses)	(62.4)	47.3	(3.7)
Reclassification adjustment for losses (gains) included in net income	6.0	(1.6)	—
Pension and postretirement healthcare liabilities, net of tax	(66.7)	23.6	(65.8)

Comprehensive income	262.1	881.4	541.7
Comprehensive income (loss) attributable to noncontrolling interests	2.1	1.8	(2.5)

Comprehensive income attributable to ConAgra Foods, Inc.	$260.0	$879.6	$544.2

The accompanying Notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

CONAGRA FOODS, INC. AND SUBSIDIARIES

Dollars in millions except share data

	May 27, 2012	May 29, 2011
ASSETS
Current assets
Cash and cash equivalents	$103.0	$972.4
Receivables, less allowance for doubtful accounts of $5.9 and $7.8	924.8	849.4
Inventories	1,869.6	1,803.4
Prepaid expenses and other current assets	321.4	274.1

Total current assets	3,218.8	3,899.3

Property, plant and equipment
Land and land improvements	202.1	201.3
Buildings, machinery and equipment	4,729.2	4,440.1
Furniture, fixtures, office equipment and other	905.2	871.9
Construction in progress	159.2	184.8

	5,995.7	5,698.1
Less accumulated depreciation	(3,253.8)	(3,028.0)

Property, plant and equipment, net	2,741.9	2,670.1

Goodwill	4,015.4	3,609.4
Brands, trademarks and other intangibles, net	1,191.5	936.3
Other assets	274.3	293.6

	$11,441.9	$11,408.7

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable	$40.0	$—
Current installments of long-term debt	38.1	363.5
Accounts payable	1,190.3	1,083.7
Accrued payroll	177.2	124.1
Other accrued liabilities	779.6	554.3

Total current liabilities	2,225.2	2,125.6

Senior long-term debt, excluding current installments	2,662.7	2,674.4
Subordinated debt	195.9	195.9
Other noncurrent liabilities	1,822.1	1,736.1

Total liabilities	6,905.9	6,732.0

Commitments and contingencies (Notes 17 and 18)
Common stockholders’ equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 567,907,172	2,839.7	2,839.7
Additional paid-in capital	901.5	899.1
Retained earnings	4,765.1	4,690.3
Accumulated other comprehensive loss	(299.1)	(91.2)
Less treasury stock, at cost, common shares 160,294,748 and 157,412,899	(3,767.7)	(3,668.2)

Total ConAgra Foods common stockholders’ equity	4,439.5	4,669.7
Noncontrolling interests	96.5	7.0

Total common stockholders’ equity	4,536.0	4,676.7

	$11,441.9	$11,408.7

The accompanying Notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY

CONAGRA FOODS, INC. AND SUBSIDIARIES

FOR THE FISCAL YEARS ENDED MAY

Dollars in millions except per share amounts

	ConAgra Foods, Inc. Stockholders’ Equity
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at May 31, 2009	567.2	$2,835.9	$884.4	$3,990.9	$(83.9)	$(2,938.2)	$—	$4,689.1

Stock option and incentive plans	0.7	3.8	15.1	(1.3)		93.1		110.7
Currency translation adjustment					(3.7)			(3.7)
Repurchase of common shares						(100.0)		(100.0)
Derivative adjustment, net of reclassification adjustment					0.2			0.2
Activities of noncontrolling interests			(2.0)				5.0	3.0
Pension and postretirement healthcare benefits					(65.8)			(65.8)
Dividends declared on common stock; $0.79 per share				(349.9)				(349.9)
Net income attributable to ConAgra Foods, Inc.				613.5				613.5

Balance at May 30, 2010	567.9	2,839.7	897.5	4,253.2	(153.2)	(2,945.1)	5.0	4,897.1

Stock option and incentive plans			3.5	(0.4)		101.9		105.0
Currency translation adjustment, net of reclassification adjustment					45.7			45.7
Repurchase of common shares						(825.0)		(825.0)
Unrealized loss on securities					(0.1)			(0.1)
Derivative adjustment, net of reclassification adjustment					(7.2)			(7.2)
Activities of noncontrolling interests			(1.9)				2.0	0.1
Pension and postretirement healthcare benefits					23.6			23.6
Dividends declared on common stock; $0.89 per share				(380.1)				(380.1)
Net income attributable to ConAgra Foods, Inc.				817.6				817.6

Balance at May 29, 2011	567.9	2,839.7	899.1	4,690.3	(91.2)	(3,668.2)	7.0	4,676.7

Stock option and incentive plans			3.9	(1.3)		252.9		255.5
Currency translation adjustment, net of reclassification adjustment					(52.0)		(4.4)	(56.4)
Repurchase of common shares						(352.4)		(352.4)
Unrealized loss on securities					(0.1)			(0.1)
Derivative adjustment, net of reclassification adjustment					(89.1)			(89.1)
Acquisition of majority interest in ATFL							92.6	92.6
Activities of noncontrolling interests			(1.5)				1.3	(0.2)
Pension and postretirement healthcare benefits					(66.7)			(66.7)
Dividends declared on common stock; $0.95 per share				(391.8)				(391.8)
Net income attributable to ConAgra Foods, Inc.				467.9				467.9

Balance at May 27, 2012	567.9	$2,839.7	$901.5	$4,765.1	$(299.1)	$(3,767.7)	$96.5	$4,536.0

The accompanying Notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

CONAGRA FOODS, INC. AND SUBSIDIARIES

FOR THE FISCAL YEARS ENDED MAY

Dollars in millions

	2012	2011	2010
Cash flows from operating activities:
Net income	$474.4	$819.4	$611.0
Income (loss) from discontinued operations	0.1	(11.5)	(19.3)

Income from continuing operations	474.3	830.9	630.3
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	371.8	360.9	324.1
Gain on sale of businesses	—	—	(14.3)
Gain on acquisition of controlling interest in Agro Tech Foods, Ltd.	(58.7)	—	—
Asset impairment charges	8.6	19.8	64.4
Impairment charges related to Garner accident	—	—	31.5
Insurance recoveries recognized related to Garner accident	—	(109.4)	(58.1)
Receipts from insurance carriers related to Garner accident	—	64.5	50.2
Earnings of affiliates less than (in excess of) distributions	(17.6)	(13.1)	8.5
Share-based payments expense	41.8	44.8	55.8
Proceeds from settlement of interest rate swaps	—	31.5	—
Pension expense	421.8	54.0	227.4
Contributions to Company pension plans	(326.4)	(129.4)	(122.6)
Non-cash interest income on payment-in-kind notes	—	—	(67.9)
Receipt of interest on payment-in-kind notes earned in prior years	—	102.8	6.2
Gain on collection of payment-in-kind notes	—	(25.0)	—
Other items (including noncurrent deferred income taxes)	(11.3)	212.9	(25.4)
Change in operating assets and liabilities excluding effects of business acquisitions and dispositions:
Accounts receivable	(4.3)	2.8	(90.1)
Inventories	14.9	(190.7)	199.6
Prepaid expenses and other current assets	7.5	31.6	(20.0)
Accounts payable	82.1	185.0	73.9
Accrued payroll	48.4	(139.2)	96.9
Other accrued liabilities	(3.2)	5.3	59.6

Net cash flows from operating activities—continuing operations	1,049.7	1,340.0	1,430.0
Net cash flows from operating activities—discontinued operations	2.3	12.3	42.7

Net cash flows from operating activities	1,052.0	1,352.3	1,472.7

Cash flows from investing activities:
Additions to property, plant and equipment	(336.7)	(466.2)	(482.3)
Purchase of businesses, net of cash acquired	(635.2)	(131.1)	(103.5)
Receipts from insurance carriers related to Garner accident	—	18.0	34.8
Purchase of secured loan	(39.6)	—	—
Sale of property, plant and equipment	9.7	18.9	88.4
Purchase of intangible assets	(62.5)	(18.0)	(3.0)
Proceeds from collection of payment-in-kind notes	—	412.5	91.9
Sale of businesses	—	—	21.7

Net cash flows from investing activities—continuing operations	(1,064.3)	(165.9)	(352.0)
Net cash flows from investing activities—discontinued operations	—	254.8	(3.3)

Net cash flows from investing activities	(1,064.3)	88.9	(355.3)

Cash flows from financing activities:
Net short-term borrowings	40.0	—	—
Repayment of long-term debt	(363.6)	(294.3)	(15.8)
Repurchase of ConAgra Foods common shares	(352.4)	(825.0)	(100.0)
Cash dividends paid	(388.6)	(374.5)	(346.7)
Exercise of stock options and issuance of other stock awards	213.2	59.7	54.7
Other items	1.8	2.1	3.9

Net cash flows from financing activities—continuing operations	(849.6)	(1,432.0)	(403.9)
Net cash flows from financing activities—discontinued operations	—	(0.1)	(0.6)

Net cash flows from financing activities	(849.6)	(1,432.1)	(404.5)

Effect of exchange rate changes on cash and cash equivalents	(7.5)	10.1	(2.9)
Net change in cash and cash equivalents	(869.4)	19.2	710.0
Cash and cash equivalents at beginning of year	972.4	953.2	243.2

Cash and cash equivalents at end of year	$103.0	$972.4	$953.2

The accompanying Notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal years ended May 27, 2012, May 29, 2011, and May 30, 2010

Columnar Amounts in Millions Except Per Share Amounts

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year—The fiscal year of ConAgra Foods, Inc. (“ConAgra Foods”, “Company”, “we”, “us”, or “our”) ends the last Sunday in May. The fiscal years for the consolidated financial statements presented consist of 52-week periods for fiscal years 2012, 2011, and 2010.

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

Inventories—We principally use the lower of cost (determined using the first-in, first-out method) or market for valuing inventories other than merchandisable agricultural commodities. Grain and flour inventories are principally stated at market value.

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

Fiscal years ended May 27, 2012, May 29, 2011, and May 30, 2010

Columnar Amounts in Millions Except Per Share Amounts

Goodwill and Other Identifiable Intangible Assets—Goodwill and other identifiable intangible assets with indefinite lives (e.g., brands or trademarks) are not amortized and are tested annually for impairment of value and whenever events or changes in circumstances indicate the carrying amount of the asset may be impaired. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include deterioration in general economic conditions, adverse changes in the markets in which an entity operates, increases in input costs that have negative effects on earnings and cash flows, or a trend of negative or declining cash flows over multiple periods, among others. The fair value that could be realized in an actual transaction may differ from that used to evaluate the impairment of goodwill and other intangible assets.

In September 2011, new accounting guidance was issued for testing goodwill for impairment. The guidance provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test.

In the third quarter of fiscal 2012, in conjunction with management’s annual review of goodwill, we early adopted the new guidance. Under the qualitative assessment, various events and circumstances that would affect the estimated fair value of a reporting unit are identified (similar to impairment indicators above). Furthermore, management considers the results of the most recent two-step quantitative impairment test completed for a reporting unit (this would be fiscal 2011 in which the estimated fair values of all reporting units were substantially in excess of their carrying values) and compares the weighted average cost of capital (WACC) between the current and prior years for each reporting unit.

Under the two-step quantitative impairment test, the evaluation of impairment involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. The first step of the test compares the carrying value of a reporting unit, including goodwill, with its fair value. We estimate the fair value using level 3 inputs as defined by the fair value hierarchy. Refer to Note 21 for the definition of the levels in the fair value hierarchy. The inputs used to calculate the fair value include a number of subjective factors, such as estimates of future cash flows, estimates of our future cost structure, discount rates for our estimated cash flows, required level of working capital, assumed terminal value, and time horizon of cash flow forecasts. If the carrying value of a reporting unit exceeds its fair value, we complete the second step of the test to determine the amount of goodwill impairment loss to be recognized. In the second step, we estimate an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill (including any unrecognized intangible assets). The impairment loss is equal to the excess of the carrying value of the goodwill over the implied fair value of that goodwill.

During the fiscal 2012 annual review of goodwill, management performed the qualitative assessment for all reporting units and concluded that it was more likely than not that their estimated fair values exceeded their carrying values. As such, no further analysis was required.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 27, 2012, May 29, 2011, and May 30, 2010

Columnar Amounts in Millions Except Per Share Amounts

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

In May 2012, we elected to change our method of accounting for pension benefits. Historically, we have recognized actuarial gains and losses in accumulated other comprehensive income (loss) in the consolidated balance sheets upon each plan remeasurement, amortizing them into operating results over the average future service period of active employees in these plans, to the extent such gains and losses were in excess of 10% of the greater of the market-related value of plan assets or the plan’s projected benefit obligation (“the corridor”). We have elected to immediately recognize actuarial gains and losses in our operating results in the year in which they occur, to the extent they exceed the corridor, eliminating the amortization. Actuarial gains and losses outside the corridor, to the extent they occur, will be recognized annually as of our measurement date, which is our fiscal year-end, or when measurement is required otherwise under generally accepted accounting principles. Additionally, for purposes of calculating the expected return on plan assets, we will no longer use the market-related value of plan assets, an averaging technique permitted under generally accepted accounting principles, but instead will use the fair value of plan assets. These changes are intended to improve the transparency of our operating results by more quickly recognizing the effects of changes in plan asset values and the impact of current interest rates on plan obligations.

These changes have been reported through retrospective application of the new policies to all periods presented, by recalculating all actuarial gains and losses under the new method back to a reasonable period of time when actuarial gains and losses recognized were immaterial. The Company also considered the impact of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 27, 2012, May 29, 2011, and May 30, 2010

Columnar Amounts in Millions Except Per Share Amounts

the revised pension expense on cost of goods sold in its assessment of the impact of all adjustments in application of the new policy. The impacts of all adjustments made to the financial statements are summarized below:

Consolidated Statement of Operations

	Fiscal Year Ended May 29, 2011			Fiscal Year Ended May 30, 2010
	Previously Reported	Revised	Effect of Change	Previously Reported	Revised	Effect of Change
Selling, general and administrative expenses	$1,511.1	$1,509.9	$(1.2)	$1,819.4	$1,987.7	$168.3
Cost of goods sold	9,389.6	9,389.6	—	8,953.7	8,966.3	12.6
Income tax expense	421.0	421.6	0.6	360.9	292.3	(68.6)
Income from continuing operations	830.3	830.9	0.6	742.6	630.3	(112.3)
Net income	818.8	819.4	0.6	723.3	611.0	(112.3)
Net income attributable to ConAgra Foods, Inc.	817.0	817.6	0.6	725.8	613.5	(112.3)
Earnings per share from continuing operations-basic	$1.92	$1.92	$—	$1.68	$1.43	$(0.25)
Earnings per share attributable to ConAgra Foods-basic	$1.90	$1.90	$—	$1.63	$1.38	$(0.25)
Earnings per share from continuing operations-diluted	$1.90	$1.90	$—	$1.66	$1.41	$(0.25)
Earnings per share attributable to ConAgra Foods-diluted	$1.88	$1.88	$—	$1.62	$1.37	$(0.25)

Consolidated Balance Sheet

	May 29, 2011
	Previously Reported*	Revised	Effect of Change
Retained earnings	$4,821.8	$4,690.3	$(131.5)
Accumulated other comprehensive loss	(222.7)	(91.2)	131.5

Consolidated Statement of Cash Flows

	Fiscal Year Ended May 29, 2011			Fiscal Year Ended May 30, 2010
	Previously Reported	Revised	Effect of Change	Previously Reported	Revised	Effect of Change
Cash flows from operating activities:
Net income	$818.8	$819.4	$0.6	$723.3	$611.0	$(112.3)
Income from continuing operations	830.3	830.9	0.6	742.6	630.3	(112.3)
Pension expense	—	54.0	54.0	—	227.4	227.4
Other items	267.5	212.9	(54.6)	89.7	(25.4)	(115.1)
Net cash flows from operating activities	1,352.3	1,352.3	—	1,472.7	1,472.7	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 27, 2012, May 29, 2011, and May 30, 2010

Columnar Amounts in Millions Except Per Share Amounts

Consolidated Statement of Common Stockholders’ Equity

	Fiscal Year Ended May 29, 2011			Fiscal Year Ended May 30, 2010
	Previously Reported*	Revised	Effect of Change	Previously Reported*	Revised	Effect of Change
Retained earnings:
Beginning balance	$4,385.3	$4,253.2	$(132.1)	$4,010.7	$3,990.9	$(19.8)
Net income	817.0	817.6	0.6	725.8	613.5	(112.3)
Ending balance	4,821.8	4,690.3	(131.5)	4,385.3	4,253.2	(132.1)
Accumulated other comprehensive loss:
Beginning balance	(285.3)	(153.2)	132.1	(103.7)	(83.9)	19.8
Pensions and postretirement healthcare benefits	24.2	23.6	(0.6)	(178.1)	(65.8)	112.3
Ending balance	(222.7)	(91.2)	131.5	(285.3)	(153.2)	132.1
Total equity	4,676.7	4,676.7	—	4,897.1	4,897.1	—

Consolidated Statement of Comprehensive Income

	Fiscal Year Ended May 29, 2011			Fiscal Year Ended May 30, 2010
	Previously Reported	Revised	Effect of Change	Previously Reported	Revised	Effect of Change
Net income	$818.8	$819.4	$0.6	$723.3	$611.0	$(112.3)
Pension and postretirement healthcare liabilities, net of tax	24.2	23.6	(0.6)	(178.1)	(65.8)	112.3

*	Retained earnings also reflects the impact of the change related to income taxes as discussed in Note 16.

Revenue Recognition—Revenue is recognized when title and risk of loss are transferred to customers upon delivery based on terms of sale and collectability is reasonably assured. Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts, trade allowances, and returns of damaged and out-of-date products. Changes in the market value of inventories of merchandisable agricultural commodities, and the fair values of forward cash purchase and sales contracts, and exchange-traded futures and options contracts are recognized in earnings immediately.

Shipping and Handling—Amounts billed to customers related to shipping and handling are included in net sales. Shipping and handling costs are included in cost of goods sold.

Marketing Costs—We promote our products with advertising, consumer incentives, and trade promotions. Such programs include, but are not limited to, discounts, coupons, rebates, and volume-based incentives. Advertising costs are expensed as incurred. Consumer incentives and trade promotion activities are recorded as a reduction of revenue or as a component of cost of goods sold based on amounts estimated as being due to customers and consumers at the end of the period, based principally on historical utilization and redemption rates. Advertising and promotion expenses totaled $364.5 million, $371.9 million, and $409.1 million in fiscal 2012, 2011, and 2010, respectively, and are included in selling, general and administrative expenses.

Research and Development—We incurred expenses of $86.0 million, $81.4 million, and $77.9 million for research and development activities in fiscal 2012, 2011, and 2010, respectively.

Comprehensive Income—Comprehensive income includes net income, currency translation adjustments, certain derivative-related activity, changes in the value of available-for-sale investments, and changes in prior

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 27, 2012, May 29, 2011, and May 30, 2010

Columnar Amounts in Millions Except Per Share Amounts

service cost and net actuarial gains/losses from pension (only amounts within the corridor) and postretirement health care plans. We generally deem our foreign investments to be essentially permanent in nature and, as such, we do not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars. When we determine that a foreign investment, as well as undistributed earnings, are no longer permanent in nature, estimated taxes are provided for the related deferred taxes, if any, resulting from currency translation adjustments. We reclassified $6.0 million of foreign currency translation net losses to net income in fiscal 2012 due to our acquisition of a majority interest in Agro Tech Foods Limited in India (“ATFL”) and the related remeasurement of our previously held noncontrolling equity interest in ATFL to fair value (see Note 3). We reclassified $1.6 million of foreign currency translation net gains to net income due to the disposal or substantial liquidation of foreign subsidiaries in fiscal 2011.

The following is a rollforward of the balances in accumulated other comprehensive income (loss), net of tax (except for currency translation adjustment):

	Currency Translation Adjustment, Net of Reclassification Adjustments	Net Derivative Adjustment, Net of Reclassification Adjustments	Unrealized Loss on Available- For-Sale Securities, Net of Reclassification Adjustments	Pension and Postretirement Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at May 31, 2009	$52.6	$(1.2)	$(1.2)	$(134.1)	$(83.9)
Current-period change	(3.7)	0.2	—	(65.8)	(69.3)

Balance at May 30, 2010	48.9	(1.0)	(1.2)	(199.9)	(153.2)
Current-period change	45.7	(7.2)	(0.1)	23.6	62.0

Balance at May 29, 2011	94.6	(8.2)	(1.3)	(176.3)	(91.2)
Current-period change	(52.0)	(89.1)	(0.1)	(66.7)	(207.9)

Balance at May 27, 2012	$42.6	$(97.3)	$(1.4)	$(243.0)	$(299.1)

The following details the income tax expense (benefit) on components of other comprehensive income (loss):

	2012	2011	2010
Net derivative adjustment	$(52.7)	$(4.2)	$0.1
Unrealized losses on available-for-sale securities	(0.1)	(0.1)	—
Pension and postretirement healthcare liabilities	(35.4)	15.8	(40.0)

Foreign Currency Transaction Gains and Losses—We recognized net foreign currency transaction gains (losses) from continuing operations of $(3.9) million, $3.9 million, and $(6.2) million in fiscal 2012, 2011, and 2010, respectively, in selling, general and administrative expenses.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 27, 2012, May 29, 2011, and May 30, 2010

Columnar Amounts in Millions Except Per Share Amounts

2. DISCONTINUED OPERATIONS AND DIVESTITURES

Frozen Handhelds Operations

During fiscal 2011, we completed the sale of substantially all of the assets of our frozen handhelds operations for $8.8 million in cash. We recognized impairment and related charges totaling $21.7 million ($14.2 million after-tax) in fiscal 2011. We reflected the results of these operations as discontinued operations for all periods presented.

Gilroy Foods & FlavorsTM Operations

During fiscal 2011, we completed the sale of substantially all of the assets of Gilroy Foods & FlavorsTM dehydrated garlic, onion, capsicum and Controlled MoistureTM, GardenFrost®, Redi-MadeTM, and fresh vegetable operations for $245.7 million in cash. Based on our estimate of proceeds from the sale of this business, we recognized impairment and related charges totaling $59.2 million ($39.9 million after-tax) in fiscal 2010. We reflected the results of these operations as discontinued operations for all periods presented.

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

The results of the aforementioned businesses which have been divested are included within discontinued operations. The summary comparative financial results of discontinued operations were as follows:

	2012	2011	2010
Net sales	$0.5	$92.4	$355.2

Long-lived asset impairment charge	—	(21.7)	(58.3)
Income (loss) from operations of discontinued operations before income taxes	0.1	(18.6)	(38.9)

Income (loss) before income taxes	0.1	(18.6)	(38.9)
Income tax benefit	—	7.1	19.6

Income (loss) from discontinued operations, net of tax	$0.1	$(11.5)	$(19.3)

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

3. ACQUISITIONS

In May 2012, we acquired Kangaroo Brands’ pita chip operations for $47.9 million in cash, plus assumed liabilities. Approximately $41.2 million of the purchase price was allocated to goodwill pending determination of the fair values of assets and liabilities acquired. The amount allocated to goodwill is deductible for income tax purposes. This business is included in the Consumer Foods segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 27, 2012, May 29, 2011, and May 30, 2010

Columnar Amounts in Millions Except Per Share Amounts

In May 2012, we acquired Odom’s Tennessee Pride for $94.9 million in cash, plus assumed liabilities. The business manufactures Odom’s Tennessee Pride® frozen breakfast products and other sausage products. Approximately $30.5 million of the purchase price was allocated to goodwill and $24.5 million was allocated to brands, trademarks and other intangibles. The amount allocated to goodwill is not deductible for income tax purposes. This business is included in the Consumer Foods segment.

In March 2012, we acquired Del Monte Canada for $185.6 million in cash, plus assumed liabilities. The acquisition includes all Del Monte® branded packaged fruit, fruit snacks, and vegetable products in Canada, as well as Aylmer® brand tomato products. Approximately $36.1 million of the purchase price was allocated to goodwill and $86.9 million was allocated to brands, trademarks and other intangibles. The amount allocated to goodwill is not deductible for income tax purposes. This business is included in the Consumer Foods segment.

In November 2011, we acquired National Pretzel Company for $301.9 million in cash, net of cash acquired, plus assumed liabilities. National Pretzel Company is a private label supplier and branded producer of pretzels and related products. All products are produced at its manufacturing facilities in California and Pennsylvania. Approximately $178.5 million of the purchase price was allocated to goodwill and $68.2 million was allocated to brands, trademarks and other intangibles. The amount allocated to goodwill is deductible for income tax purposes. This business is included in the Consumer Foods segment.

In November 2011, we acquired an additional equity interest in ATFL for $4.9 million in cash, net of cash acquired, plus assumed liabilities. ATFL is a publicly traded company in India that markets food and food ingredients to consumers and institutional customers in India. Approximately $132.5 million of the acquisition value was allocated to goodwill and $40.0 million was allocated to trade names. The amount allocated to goodwill is not deductible for income tax purposes. As a result of this additional investment, we now have a majority interest (approximately 52%) in ATFL, and we have consolidated the financial statements of ATFL beginning in the third quarter of fiscal 2012. Prior to our acquisition of a majority interest in ATFL, we accounted for our noncontrolling interest (approximately 48% of the outstanding common shares) under the equity method. In accordance with the acquisition method of accounting, in the third quarter of fiscal 2012, we remeasured our previously held noncontrolling equity interest in ATFL at fair value and recorded a gain of approximately $58.7 million in selling, general and administrative expenses, which represents the excess of the fair value over the carrying value of our noncontrolling equity interest in ATFL. The fair value of ATFL was determined based upon the closing price of ATFL common shares as the date of the acquisition of this additional investment. Consolidated financial results of ATFL are included in the Consumer Foods segment.

In June 2010, we acquired the assets of American Pie, LLC (“American Pie”) for $131.0 million in cash plus assumed liabilities. American Pie is a manufacturer of frozen fruit pies, thaw and serve pies, fruit cobblers, and pie crusts under the licensed Marie Callender’s® and Claim Jumper® trade names, as well as frozen dinners, pot pies, and appetizers under the Claim Jumper® trade name. Approximately $51.5 million of the purchase price was allocated to goodwill and $61.3 million was allocated to brands, trademarks and other intangibles. The amount allocated to goodwill is deductible for income tax purposes. This business is included in the Consumer Foods segment.

In April 2010, we acquired Elan Nutrition, Inc., a privately held formulator and manufacturer of private label snack and nutrition bars, for $103.5 million in cash, plus assumed liabilities. Approximately $66.4 million of the purchase price was allocated to goodwill and $33.6 million was allocated to brands, trademarks and other intangibles. The amount allocated to goodwill is not deductible for income tax purposes. This business is included in the Consumer Foods segment.

For each of these acquisitions, the amounts allocated to goodwill were primarily attributable to anticipated synergies, product portfolios, and other intangibles that do not qualify for separate recognition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 27, 2012, May 29, 2011, and May 30, 2010

Columnar Amounts in Millions Except Per Share Amounts

Under the acquisition method of accounting, the assets acquired and liabilities assumed in these acquisitions were recorded at their respective estimated fair values at the date of acquisition. The fair values of the assets and liabilities related to the ATFL, Del Monte Canada, Odom’s Tennessee Pride, and Kangaroo Brands’ pita chip operations are subject to refinement as we complete our analyses relative to the fair values at the respective acquisition dates.

The following unaudited pro forma financial information presents the combined results of operations as if the acquisitions of National Pretzel Company, the majority interest in ATFL, Del Monte Canada, Odoms Tennessee Pride, and the Kangaroo Brands’ pita chip operations (the acquirees) had occurred at the beginning of each period presented. The acquirees’ pre-acquisition results have been added to ConAgra Foods’ historical results. The pro forma results contained in the table below include adjustments for amortization of acquired intangibles and depreciation expense, as well as related income taxes. These pro forma results may not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

	For the Fiscal Years Ended May
	2012	2011	2010
Pro forma net sales	$13,749.7	$12,979.1	$12,653.5
Pro forma net income	$497.7	$873.6	$667.3
Pro forma net income from continuing operations per share-basic	$1.21	$2.03	$1.50
Pro forma net income from continuing operations per share-diluted	$1.19	$2.01	$1.49

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 27, 2012, May 29, 2011, and May 30, 2010

Columnar Amounts in Millions Except Per Share Amounts

The costs incurred and insurance recoveries recognized, for fiscal 2011 and 2010, were reflected in our consolidated financial statements as follows:

	Fiscal Year Ended May 29, 2011			Fiscal Year Ended May 30, 2010
	Consumer Foods	Corporate	Total	Consumer Foods	Corporate	Total
Cost of goods sold:
Inventory write-downs and other costs	$0.9	$—	$0.9	$11.9	$—	$11.9
Selling, general and administrative expenses:
Fixed asset impairments, clean-up costs, etc.	2.6	0.6	3.2	47.5	2.6	50.1
Insurance recoveries recognized	(109.4)	—	(109.4)	(58.1)	—	(58.1)

Total selling, general and administrative expenses	(106.8)	0.6	(106.2)	(10.6)	2.6	(8.0)

Net loss (gain)	$(105.9)	$0.6	$(105.3)	$1.3	$2.6	$3.9

The amounts in the table above exclude actual lost profits due to the interruption of the meat snacks business in the periods presented, but do reflect the recovery of the related business interruption insurance claim in fiscal 2011.

During fiscal 2011, the Company settled its property and business interruption claims related to the Garner accident with our insurance providers. The total payments received from the insurers in fiscal 2010 and 2011 were $167.5 million and all previously deferred balances were immediately recognized upon settlement of the insurance claim in fiscal 2011. The insurance recoveries recognized in fiscal 2011, included in selling, general and administrative expenses, totaled $109.4 million, representing $84.0 million of reimbursement for business interruption, a $21.3 million gain on involuntary conversion of property, plant and equipment, and recovery of other expenses incurred of $4.1 million.

6.  RESTRUCTURING ACTIVITIES

Acquisition-related restructuring

We anticipate incurring costs in connection with actions we take to attain synergies when integrating recently acquired businesses. These costs, collectively referred to as “acquisition-related exit costs”, include severance and other costs associated with consolidating facilities and administrative functions. In connection with the acquisition-related exit costs, we expect to incur pre-tax cash and non-cash charges for asset impairments, accelerated depreciation, severance, relocation, and site closure costs of $18.4 million. We anticipate that we will recognize the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 27, 2012, May 29, 2011, and May 30, 2010

Columnar Amounts in Millions Except Per Share Amounts

following pre-tax cash and non-cash acquisition-related exit costs, all within our Consumer Foods reporting segment, during fiscal 2012 to 2014 (amounts include charges recognized in fiscal 2012):

Total
Accelerated depreciation	$8.5

Total cost of goods sold	8.5

Severance and related costs	9.9

Total selling, general and administrative expenses	9.9

Consolidated total	$18.4

Included in the above estimates are $9.9 million of charges which have resulted or will result in cash outflows and $8.5 million of non-cash charges.

During fiscal 2012, we recognized the following pre-tax charges in our consolidated statement of earnings, all within our Consumer Foods reporting segment, for acquisition-related exit costs:

Total
Accelerated depreciation	$0.2

Total cost of goods sold	0.2

Severance and related costs	4.3

Total selling, general and administrative expenses	4.3

Consolidated total	$4.5

Liabilities recorded for acquisition-related exit costs and changes therein for fiscal 2012 were as follows:

	Balance at May 29, 2011	Costs Incurred and Charged to Expense	Balance at May 27, 2012
Severance and related costs	$—	$4.3	$4.3

Total	$—	$4.3	$4.3

Administrative Efficiency Restructuring Plan

In August 2011, we made a decision to reorganize our Consumer Foods sales function and certain other administrative functions within our Commercial Foods and Corporate reporting segments. These actions, collectively referred to as the “Administrative Efficiency Plan,” are intended to improve the efficiency and effectiveness of the affected sales and administrative functions. In connection with the Administrative Efficiency Plan, we expect to incur approximately $18.8 million of charges, primarily for severance and costs of employee relocation. We anticipate that we will recognize the following pre-tax expenses associated with the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 27, 2012, May 29, 2011, and May 30, 2010

Columnar Amounts in Millions Except Per Share Amounts

Administrative Efficiency Plan in the fiscal 2012 to 2013 timeframe (amounts include charges recognized in fiscal 2012):

	Consumer Foods	Commercial Foods	Corporate	Total
Accelerated depreciation	$—	$—	$1.5	$1.5
Severance and related costs	6.5	—	2.3	8.8
Other, net	7.0	1.3	0.2	8.5

Total selling, general and administrative expenses	13.5	1.3	4.0	18.8

Consolidated total	$13.5	$1.3	$4.0	$18.8

\

Included in the above estimates are $17.3 million of charges that have resulted or will result in cash outflows and $1.5 million of non-cash charges.

During fiscal 2012, we recognized the following pre-tax charges in our consolidated statement of earnings for the Administrative Efficiency Plan:

	Consumer Foods	Commercial Foods	Corporate	Total
Accelerated depreciation	$—	$—	$1.1	$1.1
Severance and related costs	6.2	—	2.2	8.4
Other, net	6.0	1.0	0.2	7.2

Total selling, general and administrative expenses	12.2	1.0	3.5	16.7

Consolidated total	$12.2	$1.0	$3.5	$16.7

Liabilities recorded for the various initiatives and changes therein for fiscal 2012 under the Administrative Efficiency Plan were as follows:

	Balance at May 29, 2011	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Changes in Estimates	Balance at May 27, 2012
Severance and related costs	$—	$9.2	$(6.3)	$(0.8)	$2.1
Plan implementation costs	—	7.1	(6.8)	—	0.3

Total	$—	$16.3	$(13.1)	$(0.8)	$2.4

Network Optimization Plan

During the third quarter of fiscal 2011, our Board of Directors approved a plan recommended by executive management designed to optimize our manufacturing and distribution networks. The plan consists of projects that involve, among other things, the exit of certain manufacturing facilities, the disposal of underutilized manufacturing assets, and actions designed to optimize our distribution network. The plan is expected to be implemented by the end of fiscal 2014 and is intended to improve the efficiency of our manufacturing operations and reduce costs. This plan is referred to as the Network Optimization Plan, which we previously referred to as the 2011 plan.

In connection with the Network Optimization Plan, we expect to incur pre-tax cash and non-cash charges of $83.2 million. We have recognized, and/or expect to recognize, expenses associated with the Network Optimization Plan, including but not limited to, impairments of property, plant and equipment, accelerated depreciation, severance and related costs, and plan implementation costs (e.g., consulting, employee relocation, etc.). We

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 27, 2012, May 29, 2011, and May 30, 2010

Columnar Amounts in Millions Except Per Share Amounts

anticipate that we will recognize the following pre-tax expenses associated with the Network Optimization Plan in the fiscal 2011 to 2014 timeframe (amounts include charges recognized in fiscal 2011 and 2012):

	Consumer Foods	Commercial Foods	Total
Accelerated depreciation	$22.4	$—	$22.4
Inventory write-offs and related costs	11.2	0.4	11.6

Total cost of goods sold	33.6	0.4	34.0

Asset impairment	13.3	14.0	27.3
Severance and related costs	9.7	0.1	9.8
Other, net	10.6	1.5	12.1

Total selling, general and administrative expenses	33.6	15.6	49.2

Consolidated total	$67.2	$16.0	$83.2

Included in the above estimates are $26.0 million of charges which have resulted or will result in cash outflows and $57.2 million of non-cash charges.

During fiscal 2012, we recognized the following pre-tax charges in our consolidated statement of earnings for the Network Optimization Plan:

	Consumer Foods	Commercial Foods	Total
Accelerated depreciation	$15.5	$—	$15.5
Inventory write-offs and related costs	6.7	0.1	6.8

Total cost of goods sold	22.2	0.1	22.3

Asset impairment	4.7	3.5	8.2
Severance and related costs	4.6	—	4.6
Other, net	5.2	1.5	6.7

Total selling, general and administrative expenses	14.5	5.0	19.5
Consolidated total	$36.7	$5.1	$41.8

We recognized the following cumulative (plan inception to May 27, 2012) pre-tax charges related to the Network Optimization Plan in our consolidated statement of earnings:

	Consumer Foods	Commercial Foods	Total
Accelerated depreciation	$20.5	$—	$20.5
Inventory write-offs and related costs	6.9	0.4	7.3

Total cost of goods sold	27.4	0.4	27.8

Asset impairment	13.3	14.0	27.3
Severance and related costs	9.5	0.1	9.6
Other, net	6.2	1.5	7.7

Total selling, general and administrative expenses	29.0	15.6	44.6

Consolidated total	$56.4	$16.0	$72.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 27, 2012, May 29, 2011, and May 30, 2010

Columnar Amounts in Millions Except Per Share Amounts

Liabilities recorded for the various initiatives and changes therein for fiscal 2012 under the Network Optimization Plan were as follows:

	Balance at May 29, 2011	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Changes in Estimates	Balance at May 27, 2012
Severance and related costs	$4.8	$3.8	$(2.2)	$0.6	$7.0
Plan implementation costs	—	7.5	(6.7)	—	0.8

Total	$4.8	$11.3	$(8.9)	$0.6	$7.8

2010 Restructuring Plan

During the fourth quarter of fiscal 2010, our Board of Directors approved a plan recommended by executive management related to the long-term production of our meat snack products. The plan provided for the closure of our meat snacks production facility in Garner, North Carolina and the movement of production to our existing facility in Troy, Ohio. Since the Garner accident, the Troy facility has been producing a portion of our meat snack products. By the end of fiscal 2011, the plan was substantially implemented and the facility had become our primary meat snacks production facility.

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

At the end of fiscal 2012, the implementation of the 2010 plan was substantially complete.

In connection with the 2010 plan, we incurred pre-tax cash and non-cash charges of $67.5 million, of which $2.6 million was recognized in fiscal 2012, $25.7 million was recognized in fiscal 2011 and $39.2 million was recognized in fiscal 2010. We have recognized expenses associated with the 2010 plan, including but not limited to, impairments of property, plant and equipment, accelerated depreciation, severance and related costs, and plan implementation costs (e.g., consulting, employee relocation, etc.). We recognized the following pre-tax expenses associated with the 2010 plan in the fiscal 2010 to 2012 timeframe (plan inception to May 27, 2012):

	Consumer Foods	Corporate	Total
Accelerated depreciation	$19.1	$—	$19.1
Inventory write-offs	0.7	—	0.7

Total cost of goods sold	19.8	—	19.8

Asset impairment	17.5	—	17.5
Severance and related costs	16.8	—	16.8
Other, net	9.8	3.6	13.4

Total selling, general and administrative expenses	44.1	3.6	47.7

Consolidated total	$63.9	$3.6	$67.5

Included in the above results are $28.3 million of charges which have resulted in cash outflows and $39.2 million of non-cash charges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 27, 2012, May 29, 2011, and May 30, 2010

Columnar Amounts in Millions Except Per Share Amounts

7. VARIABLE INTEREST ENTITIES

Variable Interest Entities Consolidated

We own a 49.99% interest in Lamb Weston BSW, LLC (“Lamb Weston BSW”), a potato processing venture with Ochoa Ag Unlimited Foods, Inc. (“Ochoa”). We provide all sales and marketing services to Lamb Weston BSW. Under certain circumstances, we could be required to compensate Ochoa for lost profits resulting from significant production shortfalls (“production shortfalls”). Commencing on June 1, 2018, or on an earlier date under certain circumstances, we have a contractual right to purchase the remaining equity interest in Lamb Weston BSW from Ochoa (the “call option”). We are currently subject to a contractual obligation to purchase all of Ochoa’s equity investment in Lamb Weston BSW at the option of Ochoa (the “put option”). The purchase prices under the call option and the put option (the “options”) are based on the book value of Ochoa’s equity interest at the date of exercise, as modified by an agreed-upon rate of return for the holding period of the investment balance. The agreed-upon rate of return varies depending on the circumstances under which any of the options are exercised. As of May 27, 2012, the price at which Ochoa had the right to put its equity interest to us was $34.3 million. This amount is presented within other liabilities in our consolidated balance sheet. We have determined that Lamb Weston BSW is a variable interest entity and that we are the primary beneficiary of the entity. Accordingly, we consolidate the financial statements of Lamb Weston BSW.

In the first quarter of fiscal 2011, we repaid $35.4 million of bank borrowings of Lamb Weston BSW and took assignment of a promissory note from a lender of the joint venture, the balance of which was $36.1 million at May 27, 2012. The promissory note is due in December 2015. The promissory note is currently accruing interest at a rate of LIBOR plus 200 basis points with a floor of 3.25%. In addition, as of May 27, 2012, we provided lines of credit of up to $15.0 million to Lamb Weston BSW. Borrowings under the lines of credit bear interest at a rate of LIBOR plus 200 basis points with a floor of 3.25%. The amounts owed by Lamb Weston BSW to the Company are not reflected in our consolidated balance sheets, as they are eliminated in consolidation.

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

We also consolidate the assets and liabilities of several entities from which we lease corporate aircraft. Each of these entities has been determined to be a variable interest entity and we have been determined to be the primary beneficiary of each of these entities. Under the terms of the aircraft leases, we provide guarantees to the owners of these entities of a minimum residual value of the aircraft at the end of the lease term. We also have fixed price purchase options on the aircraft leased from these entities. Our maximum exposure to loss from our involvement with these entities is limited to the difference between the fair value of the leased aircraft and the amount of the residual value guarantees at the time we terminate the leases (the leases expire thru October 2012). The total amount of the residual value guarantees for these aircraft at the end of the respective lease terms is $28.9 million.

Due to the consolidation of these variable interest entities, we reflected in our consolidated balance sheets:

	May 27, 2012	May 29, 2011
Cash and cash equivalents	$10.2	$5.3
Receivables, less allowance for doubtful accounts	20.9	18.9
Inventories	1.6	1.5
Prepaid expenses and other current assets	0.2	0.3
Property, plant and equipment, net	82.9	91.8
Goodwill	18.8	18.8
Brands, trademarks and other intangibles, net	8.3	9.0

Total assets	$142.9	$145.6

Current installments of long-term debt	$30.1	$13.4
Accounts payable	17.9	13.1
Accrued payroll	0.5	0.4
Other accrued liabilities	1.0	0.7
Senior long-term debt, excluding current installments	—	30.1
Other noncurrent liabilities (minority interest)	28.9	26.7

Total liabilities	$78.4	$84.4

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

We hold a 50% interest in Lamb Weston RDO, a potato processing venture. We provide all sales and marketing services to Lamb Weston RDO. We receive a fee for these services based on a percentage of the net sales of the venture. We reflect the value of our ownership interest in this venture in other assets in our consolidated balance sheets, based upon the equity method of accounting. The balance of our investment was $14.8 million and $13.6 million at May 27, 2012 and May 29, 2011, respectively, representing our maximum exposure to loss as a result of our involvement with this venture. The capital structure of Lamb Weston RDO includes owners’ equity of $29.6 million and term borrowings from banks of $42.5 million as of May 27, 2012. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this venture.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 27, 2012, May 29, 2011, and May 30, 2010

Columnar Amounts in Millions Except Per Share Amounts

not have the power to direct the activities that most significantly impact the economic performance of these entities. In making this determination, we have considered, among other items, the terms of the lease agreements, the expected remaining useful lives of the assets leased, and the capital structure of the lessor entities.

8.   GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The change in the carrying amount of goodwill for fiscal 2012 and 2011 was as follows:

	Consumer Foods	Commercial Foods	Total
Balance as of May 30, 2010	$3,421.3	$128.6	$3,549.9
Acquisitions	51.5	—	51.5
Translation and other	6.9	1.1	8.0

Balance as of May 29, 2011	$3,479.7	$129.7	$3,609.4

Acquisitions	418.8	—	418.8
Translation and other	(11.8)	(1.0)	(12.8)

Balance as of May 27, 2012	$3,886.7	$128.7	$4,015.4

Other identifiable intangible assets were as follows:

	2012		2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$947.7	$—	$771.2	$—
Amortizing intangible assets	313.8	70.0	213.9	48.8

Total	$1,261.5	$70.0	$985.1	$48.8

Non-amortizing intangible assets are comprised of brands and trademarks.

Amortizing intangible assets, carrying a weighted average life of approximately 14 years, are principally composed of customer relationships and licensing arrangements. For fiscal 2012, 2011, and 2010, we recognized amortization expense of $21.1 million, $17.8 million, and $7.8 million, respectively. Based on amortizing assets recognized in our balance sheet as of May 27, 2012, amortization expense is estimated to average approximately $21.4 million for each of the next five years, with a high expense of $23.9 million in fiscal year 2013 and decreasing to a low expense of $20.1 million in fiscal year 2017.

Refer to Note 3 for details of acquisition-related changes to goodwill.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 27, 2012, May 29, 2011, and May 30, 2010

Columnar Amounts in Millions Except Per Share Amounts

The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	2012	2011	2010
Net Income available to ConAgra Foods, Inc. common stockholders:
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$467.8	$829.1	$632.8
Income (loss) from discontinued operations, net of tax, attributable to ConAgra Foods, Inc. common stockholders	0.1	(11.5)	(19.3)

Net income attributable to ConAgra Foods, Inc. common stockholders	467.9	817.6	613.5
Less: Increase in redemption value of noncontrolling interests in excess of earnings allocated	(1.5)	(1.9)	(1.5)

Net income available to ConAgra Foods, Inc. common stockholders	$466.4	$815.7	$612.0

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	412.9	429.7	443.6
Add: Dilutive effect of stock options, restricted stock awards, and other dilutive securities	5.4	4.6	3.5

Diluted weighted average shares outstanding	418.3	434.3	447.1

At the end of fiscal 2012, 2011, and 2010, there were 11.3 million, 15.8 million, and 18.8 million stock options outstanding, respectively, that were excluded from the computation of shares contingently issuable upon exercise of the stock options because exercise prices exceeded the annual average market value of our common stock.

10.  INVENTORIES

The major classes of inventories are as follows:

	2012	2011
Raw materials and packaging	$563.8	$639.5
Work in progress	96.5	83.1
Finished goods	1,122.4	992.9
Supplies and other	86.9	87.9

Total	$1,869.6	$1,803.4

11.  CREDIT FACILITIES AND BORROWINGS

At May 27, 2012, we had a $1.50 billion multi-year revolving credit facility with a syndicate of financial institutions that matures in September 2016. The multi-year facility has historically been used principally as a back-up facility for our commercial paper program. As of May 27, 2012, there were no outstanding borrowings under the credit facility. Borrowings under the multi-year facility bear interest at 1.1% over LIBOR and may be prepaid without penalty. The multi-year revolving credit facility requires us to repay borrowings if our consolidated funded debt exceeds 65% of our consolidated capital base, or if our fixed charges coverage ratio, each as defined in the credit agreement, is less than 1.75 to 1.0 on a four-quarter rolling basis. As of May 27, 2012, we were in compliance with the credit agreement’s financial covenants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 27, 2012, May 29, 2011, and May 30, 2010

Columnar Amounts in Millions Except Per Share Amounts

We finance our short-term liquidity needs with bank borrowings, commercial paper borrowings, and bankers’ acceptances. As of May 27, 2012, we had $40 million outstanding under our commercial paper program at an average weighted interest rate of 0.26%. We had no material short-term borrowings outstanding in fiscal 2011.

12.  SENIOR LONG-TERM DEBT, SUBORDINATED DEBT AND LOAN AGREEMENTS

	2012	2011
Senior Debt
8.25% senior debt due September 2030	$300.0	$300.0
7.0% senior debt due October 2028	382.2	382.2
6.7% senior debt due August 2027	9.2	9.2
7.125% senior debt due October 2026	372.4	372.4
7.0% senior debt due April 2019	500.0	500.0
5.819% senior debt due June 2017	500.0	500.0
5.875% senior debt due April 2014	500.0	500.0
6.75% senior debt due September 2011	—	342.7
2.00% to 9.59% lease financing obligations due on various dates through 2029	106.0	105.4
Other indebtedness	73.1	67.0

Total face value senior debt	$2,742.9	$3,078.9

Subordinated Debt
9.75% subordinated debt due March 2021	$195.9	$195.9

Total face value subordinated debt	195.9	195.9

Total debt face value	2,938.8	3,274.8
Unamortized discounts/premiums	(59.8)	(68.3)
Adjustment due to hedging activity	17.7	27.3
Less current installments	(38.1)	(363.5)

Total long-term debt	$2,858.6	$2,870.3

The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years following May 27, 2012, are as follows:

2013	$38.1
2014	508.9
2015	82.1
2016	5.4
2017	14.7

Lease financing obligations and other indebtedness included $30.1 million and $43.5 million of debt of consolidated variable interest entities at May 27, 2012 and May 29, 2011, respectively.

During fiscal 2012, we repaid the entire principal balance of $342.7 million of our 6.75% senior notes, which were due September 15, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 27, 2012, May 29, 2011, and May 30, 2010

Columnar Amounts in Millions Except Per Share Amounts

During fiscal 2011, we repaid the entire principal balance of $248.0 million of our 7.875% senior notes, which were due September 15, 2010.

We consolidate the financial statements of Lamb Weston BSW. In fiscal 2011, we repaid $35.4 million of bank borrowings by our Lamb Weston BSW potato processing venture.

Our most restrictive debt agreements (the revolving credit facility and certain privately placed long-term debt) require that our consolidated funded debt not exceed 65% of our consolidated capital base, and that our fixed charges coverage ratio be greater than 1.75 to 1.0 on a four-quarter rolling basis. At May 27, 2012, we were in compliance with our debt covenants.

Net interest expense consists of:

	2012	2011	2010
Long-term debt	$213.2	$231.1	$257.7
Short-term debt	0.3	0.2	0.1
Interest income	(4.0)	(42.2)	(85.2)
Interest capitalized	(5.5)	(11.6)	(12.2)

	$204.0	$177.5	$160.4

Interest paid from continuing and discontinued operations was $211.9 million, $231.7 million, and $244.3 million in fiscal 2012, 2011, and 2010, respectively.

Our net interest expense was reduced by $9.9 million, $14.5 million, and $1.2 million in fiscal 2012, 2011, and 2010, respectively, due to the impact of interest rate swap contracts entered into in fiscal 2010. The interest rate swaps effectively changed our interest rates on the senior long-term debt instruments maturing in fiscal 2012 and 2014 from fixed to variable. During fiscal 2011, we terminated the interest rate swap contracts and received proceeds of $31.5 million. The cumulative adjustment to the fair value of the debt instruments being hedged (the effective portion of the hedge) is being amortized as a reduction of interest expense over the remaining lives of the debt instruments (through fiscal 2014).

Our net interest expense was increased by $0.2 million, $1.0 million, and $0.7 million in fiscal 2012, 2011, and 2010, respectively, due to the net impact of previously terminated interest rate swap agreements.

13.  OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consisted of:

	May 27, 2012	May 29, 2011
Postretirement health care and pension obligations	$846.5	$674.1
Noncurrent income tax liabilities	693.5	770.5
Environmental liabilities (see Note 18)	71.2	70.2
Other	283.5	287.0

	1,894.7	1,801.8
Less current portion	(72.6)	(65.7)

	$1,822.1	$1,736.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 27, 2012, May 29, 2011, and May 30, 2010

Columnar Amounts in Millions Except Per Share Amounts

14.  CAPITAL STOCK

We have authorized shares of preferred stock as follows:

Class B—$50 par value; 150,000 shares

Class C—$100 par value; 250,000 shares

Class D—without par value; 1,100,000 shares

Class E—without par value; 16,550,000 shares

There were no preferred shares issued or outstanding as of May 27, 2012.

We have repurchased our shares of common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board of Directors. In February 2010, our Board of Directors approved a $500.0 million share repurchase program with no expiration date. Upon receipt of payment for the final two outstanding tranches of the Notes from the purchaser of the trading and merchandising business, during fiscal 2011, our Board of Directors increased our share repurchase authorization by the amount of the payment, which was $554.2 million. In December 2011, our Board of Directors approved a $750.0 million increase to the share repurchase program. We repurchased approximately 13.8 million shares of our common stock for approximately $352.4 million, 36.2 million shares of our common stock for approximately $825.0 million, and approximately 4.0 million shares of our common stock for approximately $100.0 million in fiscal 2012, 2011, and 2010, respectively, under this program.

15.  SHARE-BASED PAYMENTS

In accordance with stockholder-approved plans, we issue share-based payments under various stock-based compensation arrangements, including stock options, restricted stock units, performance shares, and other share-based awards.

On September 25, 2009, the stockholders approved the ConAgra Foods 2009 Stock Plan, which authorized the issuance of up to 29.5 million shares of ConAgra Foods common stock. At May 27, 2012, approximately 22.9 million shares were reserved for granting additional options, restricted stock units, performance shares, or other share-based awards.

Stock Option Plan

We have stockholder-approved stock option plans that provide for granting of options to employees for the purchase of common stock at prices equal to the fair value at the date of grant. Options become exercisable under various vesting schedules (typically three to five years) and generally expire seven to ten years after the date of grant.

The fair value of each option is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted:

	2012	2011	2010
Expected volatility (%)	22.89	22.83	22.94
Dividend yield (%)	3.97	3.51	3.77
Risk-free interest rates (%)	1.38	1.72	2.31
Expected life of stock option (years)	4.75	4.82	4.75

The expected volatility is based on the historical market volatility of our stock over the expected life of the stock options granted. The expected life represents the period of time that the awards are expected to be outstanding and is based on the contractual term of each instrument, taking into account employees’ historical exercise and termination behavior.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 27, 2012, May 29, 2011, and May 30, 2010

Columnar Amounts in Millions Except Per Share Amounts

A summary of the option activity as of May 27, 2012 and changes during the fifty-two weeks then ended is presented below:

Options	Number of Options (in Millions)	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at May 29, 2011	35.1	$22.81
Granted	4.1	$26.15
Exercised	(9.9)	$21.97		$41.5
Forfeited	(0.9)	$23.67
Expired	(0.7)	$25.73

Outstanding at May 27, 2012	27.7	$23.51	3.76	$60.6

Exercisable at May 27, 2012	19.0	$23.33	3.02	$45.4

We recognize compensation expense using the straight-line method over the requisite service period. During fiscal 2012, 2011, and 2010, the Company granted 4.1 million options, 6.2 million options, and 7.9 million options, respectively, with a weighted average grant date value of $3.26, $3.31, and $2.73, respectively. The total intrinsic value of options exercised was $41.5 million, $9.3 million, and $8.4 million for fiscal 2012, 2011, and 2010, respectively. The closing market price of our common stock on the last trading day of fiscal 2012 was $25.25 per share.

Compensation expense for stock option awards totaled $15.4 million, $19.9 million, and $22.0 million for fiscal 2012, 2011, and 2010, respectively. The tax benefit related to the stock option expense for fiscal 2012, 2011, and 2010 was $5.7 million, $7.4 million, and $8.2 million, respectively.

At May 27, 2012, we had $12.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over a weighted average period of 1.2 years.

Cash received from option exercises for the fiscal years ended May 27, 2012, May 29, 2011, and May 30, 2010 was $217.8 million, $71.6 million, and $70.3 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $15.4 million, $3.4 million, and $3.1 million for fiscal 2012, 2011, and 2010, respectively.

Share Unit Plans

In accordance with stockholder-approved plans, we issue stock under various stock-based compensation arrangements, including restricted stock units and other share-based awards (“share units”). These awards generally have requisite service periods of three to five years. Under each arrangement, stock is issued without direct cost to the employee. We estimate the fair value of the share units based upon the market price of our stock at the date of grant. Certain share unit grants do not provide for the payment of dividend equivalents to the participant during the requisite service period (vesting period). For those grants, the value of the grants is reduced by the net present value of the foregone dividend equivalent payments. We recognize compensation expense for share unit awards on a straight-line basis over the requisite service period. The compensation expense for our share unit awards totaled $25.5 million, $21.2 million, and $19.6 million for fiscal 2012, 2011, and 2010, respectively. The tax benefit related to the compensation expense for fiscal 2012, 2011, and 2010 was $9.5 million, $7.9 million, and $7.3 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 27, 2012, May 29, 2011, and May 30, 2010

Columnar Amounts in Millions Except Per Share Amounts

The following table summarizes the nonvested share units as of May 27, 2012, and changes during the fifty-two weeks then ended:

Share Units	Share Units (in millions)	Weighted Average Grant-Date Fair Value
Nonvested share units at May 29, 2011	3.25	$19.56
Granted	1.81	$26.11
Vested/Issued	(0.91)	$19.06
Forfeited	(0.32)	$20.64

Nonvested share units at May 27, 2012	3.83	$21.43

During fiscal 2012, 2011, and 2010, we granted 1.8 million share units, 1.6 million share units, and 1.1 million share units, respectively, with a weighted average grant date value of $26.11, $21.55, and $19.41, respectively.

The total intrinsic value of share units vested was $23.2 million, $14.5 million, and $18.7 million during fiscal 2012, 2011, and 2010, respectively.

At May 27, 2012, we had $33.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to share unit awards that will be recognized over a weighted average period of 1.9 years.

Performance-Based Share Plan

Performance shares are granted to selected executives and other key employees with vesting contingent upon meeting various Company-wide performance goals. The performance goals for the performance periods ending in fiscal 2012 and fiscal 2013 are based upon our earnings before interest and taxes and our return on average invested capital measured over a defined performance period. The performance goals for the performance period ending in fiscal 2014 are based upon our operating cash flow return on operations, a measure of operating cash flow as a percentage of invested capital measured over a defined performance period, and revenue growth. The awards actually earned will range from zero to three hundred percent of the targeted number of performance shares for the performance period ending in fiscal 2012; from zero to two hundred percent of the targeted number of performance shares for the performance period ending in fiscal 2013; and from zero to two hundred twenty percent of the targeted number of performance shares for the performance period ending in fiscal 2014. For the performance period ending in fiscal 2014, a payout equal to 25% of the approved target incentive is required to be paid out if we achieve a threshold level of cash flow return on operations. Awards, if earned, will be paid in shares of our common stock. The value of the performance shares granted in fiscal 2010, 2011, and 2012 was adjusted based upon the market price of our stock at the end of each reporting period and amortized as compensation expense over the vesting period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 27, 2012, May 29, 2011, and May 30, 2010

Columnar Amounts in Millions Except Per Share Amounts

A summary of the activity for performance share awards as of May 27, 2012 and changes during the fifty-two weeks then ended is presented below:

Performance Shares	Shares (in Millions)	Weighted Average Grant-Date Fair Value
Nonvested performance shares at May 29, 2011	1.37	$20.42
Granted	0.51	$26.11
Adjustments for performance results attained	0.16	$20.48
Vested/Issued	(0.60)	$20.48
Forfeited	(0.17)	$22.24

Nonvested performance shares at May 27, 2012	1.27	$22.44

The compensation expense for our performance share awards totaled $0.8 million, $4.0 million, and $14.7 million for fiscal 2012, 2011, and 2010, respectively. The tax benefit related to the compensation expense for fiscal 2012, 2011, and 2010 was $0.3 million, $1.5 million, and $5.4 million, respectively.

The total intrinsic value of share units vested (including shares paid in lieu of dividends) during fiscal 2012, 2011, and 2010 was $16.0 million, $7.4 million, and $24.8 million, respectively.

Based on estimates at May 27, 2012, the Company had $6.8 million of total unrecognized compensation expense, net of estimated forfeitures, related to performance shares that will be recognized over a weighted average period of 2.0 years.

Accounting guidance requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow in our statements of cash flows. In fiscal 2012, our net operating cash flows decreased and our net financing cash flows increased by approximately $8.7 million. Because the tax deduction in fiscal 2010 was less than the recognized compensation expenses, our net operating cash flows increased and our net financing cash flows decreased by approximately $1.5 million for fiscal 2010. There was no impact on our statement of cash flows for fiscal 2011.

16.  PRE-TAX INCOME AND INCOME TAXES

Pre-tax income from continuing operations (including equity method investment earnings) consisted of the following:

	2012	2011	2010
United States	$492.6	$1,177.7	$856.0
Foreign	177.5	74.8	66.6

	$670.1	$1,252.5	$922.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 27, 2012, May 29, 2011, and May 30, 2010

Columnar Amounts in Millions Except Per Share Amounts

The provision for income taxes included the following:

	2012	2011	2010
Current
Federal	$163.9	$157.3	$259.0
State	23.7	21.0	27.5
Foreign	27.5	11.9	14.4

	215.1	190.2	300.9
Deferred
Federal	(13.4)	219.2	(8.5)
State	(5.2)	9.8	(6.5)
Foreign	(0.7)	2.4	6.4

	(19.3)	231.4	(8.6)

	$195.8	$421.6	$292.3

Income taxes computed by applying the U.S. Federal statutory rates to income from continuing operations before income taxes are reconciled to the provision for income taxes set forth in the consolidated statements of earnings as follows:

	2012	2011	2010
Computed U.S. Federal income taxes	$232.2	$438.3	$322.9
State income taxes, net of U.S. Federal tax impact	12.0	20.0	15.7
Tax credits and domestic manufacturing deduction	(20.5)	(27.5)	(27.3)
Foreign tax credits and related items, net	(0.6)	(0.2)	(4.3)
IRS audit adjustments and settlement	0.8	0.5	(17.4)
Non-taxable gain from investment in ATFL	(20.5)	—	—
Change in valuation allowance	(7.1)	2.1	(4.6)
Other	(0.5)	(11.6)	7.3

	$195.8	$421.6	$292.3

Income taxes paid, net of refunds, were $191.5 million, $172.3 million, and $290.5 million in fiscal 2012, 2011, and 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 27, 2012, May 29, 2011, and May 30, 2010

Columnar Amounts in Millions Except Per Share Amounts

The tax effect of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

	2012		2011
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$—	$488.1	$—	$452.3
Goodwill, trademarks and other intangible assets	—	681.3	—	642.7
Accrued expenses	25.4	—	15.9	—
Compensation related liabilities	74.7	—	66.2	—
Pension and other postretirement benefits	310.7	—	230.9	—
Derivative cash flow hedge	57.2	—	4.4	—
Other liabilities that will give rise to future tax deductions	115.2	—	121.5	—
Net operating loss carryforwards	42.7	—	52.1	—
Other	67.4	31.4	46.4	24.1

	693.3	1,200.8	537.4	1,119.1
Less: Valuation allowance	(43.7)	—	(50.8)	—

Net deferred taxes	$649.6	$1,200.8	$486.6	$1,119.1

At May 27, 2012 and May 29, 2011, net deferred tax assets of $106.3 million and $93.4 million, respectively, were included in prepaid expenses and other current assets. At May 27, 2012 and May 29, 2011, net deferred tax liabilities of $657.5 million and $725.9 million, respectively, were included in other noncurrent liabilities.

The liability for gross unrecognized tax benefits at May 27, 2012 was $48.7 million, excluding a related liability of $14.0 million for gross interest and penalties. Included in the balance at May 27, 2012 were $3.1 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. Any associated interest and penalties imposed would affect the tax rate. As of May 29, 2011, our gross liability for unrecognized tax benefits was $56.5 million, excluding a related liability of $14.7 million for gross interest and penalties.

The net amount of unrecognized tax benefits at May 27, 2012 and May 29, 2011 that, if recognized, would favorably impact our effective tax rate was $30.3 million and $35.7 million, respectively.

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

We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by up to $9 million over the next twelve months due to various federal, state, and foreign audit settlements and the expiration of statutes of limitations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 27, 2012, May 29, 2011, and May 30, 2010

Columnar Amounts in Millions Except Per Share Amounts

The change in the unrecognized tax benefits for the year ended May 27, 2012 was:

2012
Beginning balance on May 29, 2011	$56.5
Increases from positions established during prior periods	1.2
Decreases from positions established during prior periods	(0.4)
Increases from positions established during the current period	4.3
Decreases relating to settlements with taxing authorities	(6.7)
Reductions resulting from lapse of applicable statute of limitation	(6.1)
Other adjustments to liability	(0.1)

Ending balance on May 27, 2012	$48.7

We have approximately $62.7 million of foreign net operating loss carryforwards ($40.9 million expire between fiscal 2013 and 2033 and $21.7 million have no expiration dates). Substantially all of our foreign tax credits will expire in fiscal 2018. State tax credits of approximately $16.7 million expire in various years ranging from fiscal 2013 to 2017.

We have recognized a valuation allowance for the portion of the net operating loss carryforwards, tax credit carryforwards, and other deferred tax assets we believe are not more likely than not to be realized. The net impact on income tax expense related to changes in the valuation allowance for fiscal 2012 was a benefit of $7.1 million. For fiscal 2011 and 2010, changes in the valuation allowance were a charge of $2.1 million and a benefit of $4.6 million, respectively. The current year change principally relates to decreases to the valuation allowances for foreign net operating losses, offset by increases related to state net operating losses and credits.

As of May 27, 2012, undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $400 million. Those earnings are considered to be indefinitely reinvested and accordingly, no U.S. federal income taxes have been provided thereon. We have not provided U.S. deferred taxes on cumulative earnings of non-U.S. affiliates and associated companies that the Company considers to be reinvested indefinitely. It is not practicable to estimate the amount of U.S. income taxes that would be incurred in the event that we were to repatriate the cumulative earnings of non-U.S. affiliates and associated companies. Deferred taxes are provided for earnings of non-U.S. affiliates and associated companies when we determine that such earnings are no longer indefinitely reinvested.

During the fourth quarter of fiscal 2012, we determined that, upon adoption of accounting guidance for income taxes in 1993, we failed to establish deferred income tax liabilities for the difference between the book bases and income tax bases of a certain subset of our brands that had been acquired as part of a business combination completed in 1990. Accordingly, we have retrospectively corrected our consolidated balance sheets and consolidated statements of common stockholders’ equity by increasing noncurrent liabilities and decreasing retained earnings by $31.8 million for all periods presented.

17.  OPERATING LEASES

We lease certain facilities, land, and transportation equipment under agreements that expire at various dates. Rent expense under all operating leases from continuing operations was $133.8 million, $126.1 million, and $127.2 million in fiscal 2012, 2011, and 2010, respectively. Rent expense under operating leases from discontinued operations was $0.4 million and $3.2 million in fiscal 2011 and 2010, respectively. Fiscal 2012 had no rent expense under operating leases from discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 27, 2012, May 29, 2011, and May 30, 2010

Columnar Amounts in Millions Except Per Share Amounts

A summary of non-cancellable operating lease commitments for fiscal years following May 27, 2012, was as follows:

2013	$82.8
2014	72.6
2015	62.5
2016	52.4
2017	38.7
Later years	135.4

$444.4

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

The environmental proceedings include litigation and administrative proceedings involving Beatrice’s status as a potentially responsible party at 36 Superfund, proposed Superfund, or state-equivalent sites; these sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. Beatrice has paid or is in the process of paying its liability share at 32 of these sites. Reserves for these matters have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The reserves for Beatrice-related environmental matters totaled $70.0 million as of May 27, 2012, a majority of which relates to the Superfund and state-equivalent sites referenced above. We expect expenditures for Beatrice-related environmental matters to continue for up to 18 years.

In limited situations, we will guarantee an obligation of an unconsolidated entity. At the time in which we initially provide such a guarantee, we assess the risk of financial exposure to us under these agreements. We consider the credit-worthiness of the guaranteed party, the value of any collateral pledged against the related

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 27, 2012, May 29, 2011, and May 30, 2010

Columnar Amounts in Millions Except Per Share Amounts

obligation, and any other factors that may mitigate our risk. We actively monitor market and entity-specific conditions that may result in a change of our assessment of the risk of loss under these agreements.

We guarantee certain leases and other commercial obligations resulting from the 2002 divestiture of our fresh beef and pork operations. The remaining terms of these arrangements do not exceed four years and the maximum amount of future payments we have guaranteed was approximately $10.9 million as of May 27, 2012.

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

We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At May 27, 2012, the amount of supplier loans we have effectively guaranteed was approximately $43.6 million. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.

We were a party to a supply agreement with an onion processing company where we had guaranteed, under certain conditions, repayment of a secured loan (the “Secured Loan”) of this onion supplier to the onion supplier’s lender. The Secured Loan was in the amount of approximately $40 million (classified as other assets in fiscal 2012) with a remaining term of approximately 11 years. The amount of our guarantee was $25 million. We had the option to purchase the Secured Loan, and thereby assume first-priority secured rights to the underlying collateral for the amount of the Secured Loan. During the fourth quarter of fiscal 2012, we received notice from the lender that the onion supplier had defaulted on the Secured Loan and we purchased the Secured Loan from the lender for approximately $41 million, and cancelled our guarantee. The onion supplier subsequently filed for bankruptcy on April 12, 2012. Based on our estimate of the value of the collateral and our first-priority secured rights, we expect to recover the carrying value of the Secured Loan.

Federal income tax credits were generated related to our sweet potato production facility in Delhi, Louisiana. Third parties invested in certain of these income tax credits. We have guaranteed these third parties the face value of these income tax credits over their statutory lives, through fiscal 2017, in the event that the income tax credits are recaptured or reduced. The face value of the income tax credits was $21.2 million as of May 27, 2012. We believe the likelihood of the recapture or reduction of the income tax credits is remote, and therefore we have not established a liability in connection with this guarantee.

We are a party to a number of lawsuits and claims arising out of the operation of our business. Among these, there are lawsuits, claims, and matters related to the February 2007 recall of our peanut butter products. Among the matters outstanding related to the peanut butter recall are litigation we initiated against an insurance carrier to recover our settlement expenditures and defense costs, and an ongoing investigation by the U.S. Attorney’s office in Georgia. During fiscal 2012, we recognized a charge of $17.5 million in connection with peanut butter matters. This amount is in addition to a charge of $24.8 million we recognized during the third quarter of fiscal 2009 in connection with the insurance coverage dispute. With respect to the coverage dispute matter, during the fourth quarter of fiscal 2012, we received a favorable opinion related to our defense costs, pursuant to which we have received $11.8 million, which is recognized in income in fiscal 2012. During the fourth quarter of fiscal 2012, a jury verdict was rendered in our favor in the amount of approximately $25 million on the claim for disputed coverage, which is subject to appeal. This amount has not been recognized in income in fiscal 2012. With respect to the U.S. Attorney matter, in fiscal 2011, we received formal requests from the U.S. Attorney’s office in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 27, 2012, May 29, 2011, and May 30, 2010

Columnar Amounts in Millions Except Per Share Amounts

Georgia seeking a variety of records and information related to the operations of our peanut butter manufacturing facility in Sylvester, Georgia. These requests are related to the previously disclosed June 2007 execution of a search warrant at our facility following the February 2007 recall. We continue to engage in discussions with officials in regard to the investigation.

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

In April 2010, an accidental explosion occurred at our flour milling facility in Chester, Illinois. Two employees of a subcontractor and one employee of the primary contractor, Westside Salvage (“Westside”), on the site at the time of the accident suffered injuries in the accident. Suit was initiated against Westside and the Company for personal injury claims. Subsequent to the end of the fourth quarter of fiscal 2012 (on May 31, 2012), a jury in federal court returned a verdict against the Company and Westside and in favor of the three employees. The verdict was in the amount of approximately $78 million in compensatory damages apportioned between the Company and Westside and $100 million in punitive damages against the Company. While we have insurance policies in place that we believe will cover the full amount of the compensatory and punitive damages apportioned to us (other than a $3 million deductible that we accrued in a prior period), the Company intends to appeal the verdict and the damages. Any exposure in this case is expected to be limited to the applicable insurance deductible.

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

Generally, we economically hedge a portion of our anticipated consumption of commodity inputs for periods of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 27, 2012, May 29, 2011, and May 30, 2010

Columnar Amounts in Millions Except Per Share Amounts

up to 36 months. We may enter into longer-term economic hedges on particular commodities, if deemed appropriate. As of May 27, 2012, we had economically hedged certain portions of our anticipated consumption of commodity inputs using derivative instruments with expiration dates through June 2015.

In order to reduce exposures related to changes in foreign currency exchange rates, we enter into forward exchange, option, or swap contracts from time to time for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of May 27, 2012, we had economically hedged certain portions of our foreign currency risk in anticipated transactions using derivative instruments with expiration dates through May 2017.

From time to time, we may use derivative instruments, including interest rate swaps, to reduce risk related to changes in interest rates. This includes, but is not limited to, hedging against increasing interest rates prior to the issuance of long-term debt and hedging the fair value of our senior long-term debt.

Derivatives Designated as Cash Flow Hedges

We have entered into interest rate swap contracts to hedge the interest rate risk related to our forecasted issuance of long-term debt in 2014 (based on the anticipated refinancing of the senior long-term debt maturing at that time). We designated these interest rate swaps as cash flow hedges of the forecasted interest payments related to this debt issuance. The pre-tax unrealized loss associated with these derivatives, which is deferred in accumulated other comprehensive loss at May 27, 2012, was $153.9 million.

The net notional amount of these interest rate derivatives at May 27, 2012 was $500.0 million.

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

Changes in fair value of the derivative instruments are immediately recognized in earnings along with changes in the fair value of the items being hedged (based solely on the change in the benchmark interest rate). These gains and losses are classified within selling, general and administrative expenses. In fiscal 2011 and 2010, we recognized net gains of $23.0 million and $8.5 million, respectively, on the interest rate swap contracts and losses of $29.7 million and $5.1 million, respectively, on the senior long-term debt.

During fiscal 2011, we terminated the interest rate swap contracts and received proceeds of $31.5 million. The cumulative adjustment to the fair value of the debt instruments being hedged (the effective portion of the hedge) is included in long-term debt and is being amortized as a reduction of interest expense over the remaining lives of the debt instruments (through fiscal 2014). At May 27, 2012, the unamortized amount was $17.7 million.

The entire change in fair value of the derivative instruments was included in our assessment of hedge effectiveness.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 27, 2012, May 29, 2011, and May 30, 2010

Columnar Amounts in Millions Except Per Share Amounts

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

For commodity derivative trading activities within our milling operations that are not intended to mitigate commodity input cost risk, the derivative instrument is marked-to-market each period with gains and losses included in net sales of the Commercial Foods segment. There were no material gains or losses from derivative trading activities in fiscal periods being reported.

All derivative instruments are recognized on the balance sheet at fair value. The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. In accordance with generally accepted accounting principles, we offset certain derivative asset and liability balances, as well as certain amounts representing rights to reclaim cash collateral and obligations to return cash collateral, where legal right of setoff exists. Amounts representing a right to reclaim cash collateral of $13.2 million and $7.8 million were included in prepaid expenses and other current assets in our consolidated balance sheets at May 27, 2012 and May 29, 2011, respectively.

Derivative assets and liabilities and amounts representing a right to reclaim cash collateral were reflected in our balance sheets as follows:

	May 27, 2012	May 29, 2011
Prepaid expenses and other current assets	$58.7	$71.5
Other accrued liabilities	215.4	92.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 27, 2012, May 29, 2011, and May 30, 2010

Columnar Amounts in Millions Except Per Share Amounts

The following table presents our derivative assets and liabilities, on a gross basis, prior to the offsetting of amounts where legal right of setoff exists at May 27, 2012:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Prepaid expenses and other current assets	$—	Other accrued liabilities	$153.9

Total derivatives designated as hedging instruments		$—		$153.9

Commodity contracts	Prepaid expenses and other current assets	$60.3	Other accrued liabilities	$75.6
Foreign exchange contracts	Prepaid expenses and other current assets	7.3	Other accrued liabilities	8.1
Other	Prepaid expenses and other current assets	0.6	Other accrued liabilities	0.5

Total derivatives not designated as hedging instruments		$68.2		$84.2

Total derivatives		$68.2		$238.1

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 27, 2012, May 29, 2011, and May 30, 2010

Columnar Amounts in Millions Except Per Share Amounts

The location and amount of gains (losses) from derivatives not designated as hedging instruments in our statements of earnings were as follows:

	For the Fiscal Year Ended May 27, 2012
Derivatives Not Designated as Hedging Instruments	Location in Consolidated Statement of Earnings of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized on Derivatives in Consolidated Statement of Earnings
Commodity contracts	Net sales	$(6.4)
Commodity contracts	Cost of goods sold	58.5
Foreign exchange contracts	Cost of goods sold	5.4
Commodity contracts	Selling, general and administrative expenses	(0.1)
Foreign exchange contracts	Selling, general and administrative expenses	8.7

Total gain from derivative instruments not designated as hedging instruments		$66.1

	For the Fiscal Year Ended May 29, 2011
Derivatives Not Designated as Hedging Instruments	Location in Consolidated Statement of Earnings of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized on Derivatives in Consolidated Statement of Earnings
Commodity contracts	Net sales	$3.8
Commodity contracts	Cost of goods sold	54.3
Foreign exchange contracts	Cost of goods sold	(20.2)
Commodity contracts	Selling, general and administrative expenses	2.1
Foreign exchange contracts	Selling, general and administrative expenses	(7.9)

Total gain from derivative instruments not designated as hedging instruments		$32.1

	For the Fiscal Year Ended May 30, 2010
Derivatives Not Designated as Hedging Instruments	Location in Consolidated Statement of Earnings of Gain Recognized on Derivatives	Amount of Gain Recognized on Derivatives in Consolidated Statement of Earnings
Commodity contracts	Net sales	$1.1
Commodity contracts	Cost of goods sold	147.9
Foreign exchange contracts	Cost of goods sold	0.5
Other	Selling, general and administrative expenses	2.6

Total gain from derivative instruments not designated as hedging instruments		$152.1

As of May 27, 2012, our open commodity contracts had a notional value (defined as notional quantity times market value per notional quantity unit) of $1.9 billion and $1.3 billion for purchase and sales contracts,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 27, 2012, May 29, 2011, and May 30, 2010

Columnar Amounts in Millions Except Per Share Amounts

respectively. As of May 29, 2011, our open commodity contracts had a notional value of $1.0 billion and $1.2 billion for purchase and sales contracts, respectively. The notional amount of our foreign currency forward and cross currency swap contracts as of May 27, 2012 and May 29, 2011 was $455.7 million and $292.7 million, respectively. In addition, we held foreign currency option collar contracts with notional amounts of $86.4 million as of May 29, 2011. No option collar contracts were held at the end of fiscal 2012.

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

At May 27, 2012, the maximum amount of loss due to the credit risk of the counterparties, had the counterparties failed to perform according to the terms of the contracts, was $44.9 million.

20. PENSION AND POSTRETIREMENT BENEFITS

The Company and its subsidiaries have defined benefit pension plans (“plans”) for eligible salaried and hourly employees. Benefits are based on years of credited service and average compensation or stated amounts for each year of service. We also sponsor postretirement plans which provide certain medical and dental benefits (“other benefits”) to qualifying U.S. employees.

We recognize the funded status of our plans and other benefits in the consolidated balance sheets. For our plans, we also recognize as a component of accumulated other comprehensive loss, the net of tax results of the actuarial gains or losses within the corridor and prior service costs or credits that arise during the period but are not recognized in net periodic benefit cost. For our other benefits, we also recognize as a component of accumulated other comprehensive income (loss), the net of tax results of the gains or losses and prior service costs or credits that arise during the period but are not recognized in net periodic benefit cost. These amounts will be adjusted out of accumulated other comprehensive income (loss) as they are subsequently recognized as components of net periodic benefit cost.

During the second quarter of fiscal 2012, we amended certain of our postretirement benefit plans to incorporate design changes. As a result of the plan amendments, we remeasured our postretirement obligation at September 8, 2011. The discount rate used to measure the other postretirement benefits obligation at September 8, 2011 was 4.3% compared to the May 29, 2011 discount rate of 4.9%. All other significant assumptions remained unchanged from the May 29, 2011 measurement date. Calculated gains of $27.6 million as a result of the remeasurement, primarily due to favorable plan amendments, were recognized as a credit to other comprehensive loss. As a result of these plan amendments, our net expense related to these plans was reduced by approximately $5.2 million during fiscal 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 27, 2012, May 29, 2011, and May 30, 2010

Columnar Amounts in Millions Except Per Share Amounts

The changes in benefit obligations and plan assets at May 27, 2012 and May 29, 2011 are presented in the following table.

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Change in Benefit Obligation
Benefit obligation at beginning of year	$2,881.4	$2,614.1	$322.6	$324.9
Service cost	68.7	59.7	0.6	0.6
Interest cost	149.2	147.5	13.2	16.3
Plan participants’ contributions	—	—	6.7	6.9
Amendments	5.3	1.5	(40.6)	(9.0)
Actuarial loss	337.5	190.9	11.6	19.4
Special termination benefits	—	1.3	—	—
Benefits paid	(138.8)	(133.6)	(36.0)	(36.5)
Business combinations	25.0	—	4.6	—

Benefit obligation at end of year	$3,328.3	$2,881.4	$282.7	$322.6

Change in Plan Assets
Fair value of plan assets at beginning of year	$2,543.9	$2,144.6	$0.1	$4.0
Actual return on plan assets	24.8	418.3	—	—
Employer contributions	326.4	129.4	29.3	25.7
Plan participants’ contributions	—	—	6.7	6.9
Investment and administrative expenses	(14.2)	(14.8)	—	—
Benefits paid	(138.8)	(133.6)	(36.0)	(36.5)
Business combinations	24.5	—	—	—

Fair value of plan assets at end of year	$2,766.6	$2,543.9	$0.1	$0.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 27, 2012, May 29, 2011, and May 30, 2010

Columnar Amounts in Millions Except Per Share Amounts

The funded status and amounts recognized in our consolidated balance sheets at May 27, 2012 and May 29, 2011 were:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Funded status	$(561.7)	$(337.5)	$(282.6)	$(322.5)
Amounts Recognized in Consolidated Balance Sheets
Other assets	$3.9	$14.7	$—	$—
Other accrued liabilities	(8.8)	(8.7)	(26.8)	(27.5)
Other noncurrent liabilities	(556.8)	(343.5)	(255.8)	(295.0)

Net amount recognized	$(561.7)	$(337.5)	$(282.6)	$(322.5)

Amounts Recognized in Accumulated Other Comprehensive (Income) Loss (Pre-tax)
Actuarial net loss	$332.0	$205.9	$80.5	$75.6
Net prior service cost (benefit)	17.9	15.7	(39.3)	(12.2)

Total	$349.9	$221.6	$41.2	$63.4

Weighted-Average Actuarial Assumptions Used to Determine Benefit Obligations At May 27, 2012 and May 29, 2011
Discount rate	4.50%	5.30%	3.90%	4.90%
Long-term rate of compensation increase	4.25%	4.25%	N/A	N/A

The accumulated benefit obligation for all defined benefit pension plans was $3.2 billion and $2.8 billion at May 27, 2012 and May 29, 2011, respectively.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets at May 27, 2012 and May 29, 2011 were:

	2012	2011
Projected benefit obligation	$3,159.7	$2,505.6
Accumulated benefit obligation	3,057.2	2,436.1
Fair value of plan assets	2,594.1	2,153.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 27, 2012, May 29, 2011, and May 30, 2010

Columnar Amounts in Millions Except Per Share Amounts

Components of pension benefit and other postretirement benefit costs were:

	Pension Benefits			Other Benefits
	2012	2011	2010	2012	2011	2010
Service cost	$68.7	$59.7	$49.8	$0.6	$0.6	$0.5
Interest cost	149.2	147.5	148.1	13.2	16.3	18.3
Expected return on plan assets	(196.0)	(168.0)	(142.3)	—	(0.1)	(0.3)
Amortization of prior service cost (benefit)	3.0	3.2	3.2	(13.6)	(9.6)	(9.4)
Settlement loss	—	—	1.9	—	—	—
Special termination benefits	—	1.3	—	—	—	—
Recognized net actuarial (gain) loss	396.9	10.3	165.8	7.6	4.6	(0.1)
Curtailment loss	—	—	0.9	—	—	—

Benefit cost—Company plans	421.8	54.0	227.4	7.8	11.8	9.0
Pension benefit cost—multiemployer plans	8.5	9.2	9.7	—	—	—

Total benefit cost	$430.3	$63.2	$237.1	$7.8	$11.8	$9.0

Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss were:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Net actuarial (gain) loss	$521.4	$(44.5)	$12.4	$18.9
Prior service cost (benefit)	5.3	1.5	(40.6)	(9.1)
Amortization of prior service (cost) benefit	(3.0)	(3.2)	13.6	9.6
Recognized net actuarial loss	(396.9)	(10.3)	(7.6)	(4.6)

Net amount recognized	$126.8	$(56.5)	$(22.2)	$14.8

Weighted-Average Actuarial Assumptions

Used to Determine Net Expense

	Pension Benefits			Other Benefits
	2012	2011	2010	2012	2011	2010
Discount rate	5.30%	5.80%	6.90%	4.30%	5.40%	6.60%
Long-term rate of return on plan assets	7.75%	7.75%	7.75%	N/A	3.50%	4.50%
Long-term rate of compensation increase	4.25%	4.25%	4.25%	N/A	N/A	N/A

We amortize prior service cost for our pension plans and postretirement plans, as well as amortizable gains and losses for our postretirement plans, in equal annual amounts over the average expected future period of vested service. For plans with no active participants, average life expectancy is used instead of average expected useful service.

The amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net expense during the next year are as follows:

	Pension Benefits	Other Benefits
Prior service cost (benefit)	$ 3.5	$ (8.2)
Net actuarial loss	NA	7.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 27, 2012, May 29, 2011, and May 30, 2010

Columnar Amounts in Millions Except Per Share Amounts

Plan Assets

The fair value of plan assets, summarized by level within the fair value hierarchy described in Note 21, as of May 27, 2012, were as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1.8	$319.8	$—	$321.6
Equity securities:
U.S. equity securities	616.2	7.3	—	623.5
International equity securities	395.1	126.7	—	521.8
Fixed income securities:
Government bonds	99.9	160.6	—	260.5
Corporate bonds	9.5	199.1	—	208.6
Mortgage-backed bonds	82.4	70.3	—	152.7
Real estate funds	5.7	—	83.2	88.9
Multi-strategy hedge funds	—	—	379.1	379.1
Private equity funds	—	—	64.2	64.2
Master limited partnerships	137.5	—	—	137.5
Private energy funds	—	—	1.6	1.6
Net receivables for unsettled transactions	6.6	—	—	6.6

Total assets	$1,354.7	$883.8	$528.1	$2,766.6

The fair value of plan assets, summarized by level within the fair value hierarchy described in Note 21, as of May 29, 2011, were as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2.7	$121.5	$—	$124.2
Equity securities:
U.S. equity securities	625.7	7.7	—	633.4
International equity securities	473.1	131.5	—	604.6
Fixed income securities:
Government bonds	53.4	155.1	—	208.5
Corporate bonds	103.5	169.5	—	273.0
Mortgage-backed bonds	31.5	58.9	—	90.4
Real estate funds	7.8	—	70.3	78.1
Multi-strategy hedge funds	—	—	346.0	346.0
Private equity funds	—	—	56.0	56.0
Master limited partnerships	125.2	—	—	125.2
Net receivables for unsettled transactions	4.5	—	—	4.5

Total assets	$1,427.4	$644.2	$472.3	$2,543.9

Level 1 assets are valued based on quoted prices in active markets for identical securities. The majority of the Level 1 assets listed above include the common stock of both U.S. and international companies, mutual

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 27, 2012, May 29, 2011, and May 30, 2010

Columnar Amounts in Millions Except Per Share Amounts

funds, master limited partnership units, and real estate investment trusts, all of which are actively traded and priced in the market. Level 2 assets are valued based on other significant observable inputs including quoted prices for similar securities, yield curves, indices, etc. The Level 2 assets listed above consist primarily of commingled equity investments where values are based on the net asset value of the underlying investments held, individual fixed income securities where values are based on quoted prices of similar securities and observable market data, and commingled fixed income investments where values are based on the net asset value of the underlying investments held. Level 3 assets are those where the fair value is determined based on unobservable inputs. The Level 3 assets listed above consist of alternative investments where active market pricing is not readily available and, as such, we use net asset values as an estimate of fair value as a practical expedient. For real estate funds, the value is based on the net asset value provided by the investment manager who uses market data and independent third party appraisals to determine fair market value. For the multi-strategy hedge funds, the value is based on the net asset values provided by a third party administrator. For private equity and private energy funds, the investment manager provides the valuation using, among other things, comparable transactions, comparable public company data, discounted cash flow analysis, and market conditions.

Level 3 investments are generally considered long-term in nature with varying redemption availability. Certain of our Level 3 investments, with a fair value of approximately $462.0 million as of May 27, 2012, have the ability to impose customary redemption gates which may further restrict or limit the redemption of invested funds therein. As of May 27, 2012, Level 3 investments with a fair value of $4.5 million have imposed such gates.

As of May 27, 2012, we have unfunded commitments for additional investments of $23 million in the private equity funds, $23 million in the private energy funds, and $5 million in real estate funds. We expect unfunded commitments to be funded from plan assets rather than the general assets of the Company.

To develop the expected long-term rate of return on plan assets assumption for the pension plans, we consider the current asset allocation strategy, the historical investment performance, and the expectations for future returns of each asset class.

Our pension plan weighted-average asset allocations and our target asset allocations at May 27, 2012 and May 29, 2011, by asset category were as follows:

	May 27, 2012	May 29, 2011	Target Allocation
Equity securities	41%	49%	38%
Debt securities	23%	22%	22%
Real estate funds	3%	3%	6%
Multi-strategy hedge funds	14%	14%	15%
Private equity	2%	2%	7%
Other	17%	10%	12%

Total	100%	100%	100%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 27, 2012, May 29, 2011, and May 30, 2010

Columnar Amounts in Millions Except Per Share Amounts

Other investments are primarily made up of cash and master limited partnerships.

Level 3 Gains and Losses

The change in the fair value of the Plan’s Level 3 assets is summarized as follows:

	Fair Value May 29, 2011	Net Realized and Unrealized Gains (Losses)	Net, Purchases and Sales	Fair Value May 27, 2012
Real estate funds	$70.3	$2.4	$10.6	$83.2
Multi-strategy hedge funds	346.0	38.2	(5.1)	379.1
Private equity	56.0	2.5	5.7	64.2
Private energy	—	(0.5)	2.0	1.6

Total	$472.3	$42.6	$13.2	$528.1

	Fair Value May 30, 2010	Net Realized and Unrealized Gains (Losses)	Net, Purchases and Sales	Fair Value May 29, 2011
Real estate funds	$61.4	$7.5	$1.4	$70.3
Multi-strategy hedge funds	22.1	34.1	289.8	346.0
Private equity	39.1	8.1	8.8	56.0
Contracts with insurance companies	31.2	(2.4)	(28.8)	—

Total	$153.8	$47.3	$271.2	$472.3

Assumed health care cost trend rates have a significant effect on the benefit obligation of the postretirement plans.

Assumed Health Care Cost Trend Rates at:	May 27, 2012	May 29, 2011
Initial health care cost trend rate	7.5%	7.5%
Ultimate health care cost trend rate	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2016	2016

A one percentage point change in assumed health care cost rates would have the following effect:

	One Percent Increase	One Percent Decrease
Effect on total service and interest cost	$0.6	$(0.5)
Effect on postretirement benefit obligation	14.8	(13.3)

We currently anticipate making contributions of approximately $19.7 million to our company-sponsored pension plans in fiscal 2013. This estimate is based on current tax laws, plan asset performance, and liability assumptions, which are subject to change. We anticipate making contributions of $30.9 million to the postretirement plans in fiscal 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 27, 2012, May 29, 2011, and May 30, 2010

Columnar Amounts in Millions Except Per Share Amounts

The following table presents estimated future gross benefit payments and Medicare Part D subsidy receipts for our plans:

	Pension Benefits	Health Care and Life Insurance
		Benefit Payments	Subsidy Receipts
2013	$154.2	$31.1	$(3.8)
2014	158.4	28.6	(3.2)
2015	163.2	28.1	(3.2)
2016	168.4	27.5	(3.2)
2017	174.2	26.6	(3.1)
Succeeding 5 years	966.1	115.9	(13.0)

Multiemployer Pension Plans

The Company contributes to several multiemployer defined benefit pension plans under collective bargaining agreements that cover certain of its union-represented employees. The risks of participating in such plans are different from the risks of single-employer plans, in the following respects:

a)	Assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

b)	If a participating employer ceases to contribute to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

c)	If the Company ceases to have an obligation to contribute to a multiemployer plan in which it had been a contributing employer, it may be required to pay to the plan an amount based on the underfunded status of the plan and on the history of the Company’s participation in the plan prior to the cessation of its obligation to contribute. The amount that an employer that has ceased to have an obligation to contribute to a multiemployer plan is required to pay to the plan is referred to as a withdrawal liability.

The Company’s participation in multiemployer plans for the fiscal year ended May 27, 2012 is outlined in the table below. For each plan that is individually significant to the Company the following information is provided:

•	The “EIN / PN” column provides the Employer Identification Number and the three-digit plan number assigned to a plan by the Internal Revenue Service.

•

The most recent Pension Protection Act Zone Status available for 2011 and 2010 is for plan years that ended in calendar years 2011 and 2010, respectively. The zone status is based on information provided to the Company by each plan. A plan in the “red” zone has been determined to be in “critical status”, based on criteria established under the Internal Revenue Code (“Code”), and is generally less than 65% funded. A plan in the “yellow” zone has been determined to be in “endangered status”, based on criteria established under the Code, and is generally less than 80% funded. A plan in the “green” zone has been determined to be neither in “critical status” nor in “endangered status”, and is generally at least 80% funded.

•

The “FIP/RP Status Pending/Implemented” column indicates whether a Funding Improvement Plan, as required under the Code to be adopted by plans in the “yellow” zone, or a Rehabilitation Plan, as required under the Code to be adopted by plans in the “red” zone, is pending or has been implemented by the plan as of the end of the plan year that ended in calendar year 2011.

•	Contributions by the Company are the amounts contributed in the Company’s fiscal periods ending in the specified year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 27, 2012, May 29, 2011, and May 30, 2010

Columnar Amounts in Millions Except Per Share Amounts

•

The “Surcharge Imposed” column indicates whether the Company contribution rate for its fiscal year that ended on May 27, 2012 included an amount in addition to the contribution rate specified in the applicable collective bargaining agreement, as imposed by a plan in “critical status”, in accordance with the requirements of the Code.

•	The last column lists the expiration dates of the collective bargaining agreements pursuant to which the Company contributes to the plans.

For plans that are not individually significant to ConAgra Foods the total amount of contributions is presented in the aggregate.

		Pension Protection Act Zone Status		FIP / RP Status Pending / Implemented	Contributions by the Company (millions)				Expiration Dates of Collective Bargaining Agreements
Pension Fund	EIN / PN	2011	2010		FY12	FY11	FY10	Surcharge Imposed
Bakery and Confectionary Union and Industry International Pension Plan	52-6118572 / 001	Green 12/31/2011- went to RED status 3/30/2012	Green 12/31/2010	No	$1.3	$1.1	$1.0	No	8/14/2011 to 2/28/2013
Central States, Southeast and Southwest Areas Pension Fund	36-6044243 / 001	Red 12/31/2011	Red 12/31/2010	Implemented	1.2	1.8	1.7	No	6/1/2014
Western Conference of Teamsters Pension Plan	91-6145047 / 001	Green 12/31/2011	Green 12/31/2010	N/A	5.2	5.4	6.2	No	07/01/2012 to 05/31/2013
Other Plans					0.8	0.9	0.8
Total Contributions					$8.5	$9.2	$9.7

On January 11, 2012, a significant contributor to the Bakery and Confectionary Union and Industry International Pension Fund (“Fund”), announced that it had filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. It is also stated it plans to modify its labor agreements in order to emerge from Chapter 11 with a new cost structure. It is not yet clear what impact these actions will have on the amount of its Fund withdrawal liability. As such, the effect of the bankruptcy on our future contributions or withdrawal liability is not yet known and cannot be reasonably estimated as of May 27, 2012.

The Company was not listed in the Forms 5500 filed by any of the plans to which it contributes as providing more than 5% of the plan’s total contributions for plan years ending in calendar years 2010 or 2009. At the date our financial statements were issued, Forms 5500 were not available for plan years ending in calendar year 2011.

Certain of our employees are covered under defined contribution plans. The expense related to these plans was $24.2 million, $21.2 million, and $22.8 million in fiscal 2012, 2011, and 2010, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 27, 2012, May 29, 2011, and May 30, 2010

Columnar Amounts in Millions Except Per Share Amounts

Level 3—Unobservable inputs reflecting our own assumptions and best estimate of what inputs market participants would use in pricing the asset or liability.

The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of May 27, 2012:

	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets	$13.8	$44.9	$—	$58.7
Available-for-sale securities	1.6	—	—	1.6
Deferred compensation assets	5.8	—	—	5.8

Total assets	$21.2	$44.9	$—	$66.1

Liabilities:
Derivative liabilities	$—	$215.4	$—	$215.4
Deferred and share-based compensation liabilities	27.1	—	—	27.1

Total liabilities	$27.1	$215.4	$—	$242.5

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

During fiscal 2010, a partially completed production facility with a carrying amount of $39.3 million was written-down to its fair value of $6.0 million, resulting in an impairment charge of $33.3 million, which is included in selling, general and administrative expenses in the Consumer Foods segment. The fair value measurement used to determine this impairment was based on the market approach and reflected anticipated sales proceeds for these assets. This production facility was sold in fiscal 2011, resulting in no material gain or loss.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 27, 2012, May 29, 2011, and May 30, 2010

Columnar Amounts in Millions Except Per Share Amounts

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

The carrying amount of long-term debt (including current installments) was $2.9 billion as of May 27, 2012 and $3.2 billion as of May 29, 2011. Based on current market rates provided primarily by outside investment bankers, the fair value of this debt at May 27, 2012 and May 29, 2011 was estimated at $3.5 billion and $3.6 billion, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 27, 2012, May 29, 2011, and May 30, 2010

Columnar Amounts in Millions Except Per Share Amounts

Intersegment sales have been recorded at amounts approximating market. Operating profit for each of the segments is based on net sales less all identifiable operating expenses. General corporate expense, net interest expense, and income taxes have been excluded from segment operations. In the first quarter of fiscal 2012, we changed the manner in which the expenses associated with certain administrative functions are recognized in segment results. In 2012, we also changed our accounting method for pension. Accordingly, segment results of the prior periods have been reclassified to reflect these changes.

	2012	2011	2010
Net sales
Consumer Foods	$8,376.8	$8,002.0	$7,939.7
Commercial Foods	4,885.8	4,301.1	4,075.2

Total net sales	$13,262.6	$12,303.1	$12,014.9

Operating profit
Consumer Foods	$1,053.3	$1,126.4	$1,061.8
Commercial Foods	546.3	509.5	543.3

Total operating profit	$1,599.6	$1,635.9	$1,605.1

Equity method investment earnings
Consumer Foods	$4.9	$5.7	$5.2
Commercial Foods	40.0	20.7	16.9

Total equity method investment earnings	$44.9	$26.4	$22.1

Operating profit plus equity method investment earnings
Consumer Foods	$1,058.2	$1,132.1	$1,067.0
Commercial Foods	586.3	530.2	560.2

Total operating profit plus equity method investment earnings	$1,644.5	$1,662.3	$1,627.2

General corporate expenses	$(770.4)	$(232.3)	$(544.2)
Interest expense, net	(204.0)	(177.5)	(160.4)
Income tax expense	(195.8)	(421.6)	(292.3)

Income from continuing operations	474.3	830.9	630.3
Less: Income (loss) attributable to noncontrolling interests	6.5	1.8	(2.5)

Income from continuing operations attributable to ConAgra Foods, Inc.	$467.8	$829.1	$632.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 27, 2012, May 29, 2011, and May 30, 2010

Columnar Amounts in Millions Except Per Share Amounts

	2012	2011	2010
Identifiable assets
Consumer Foods	$8,220.9	$7,277.3	$7,065.0
Commercial Foods	2,384.9	2,466.8	2,230.7
Corporate	836.1	1,664.6	2,135.0
Held for sale	—	—	307.3

Total	$11,441.9	$11,408.7	$11,738.0

Additions to property, plant and equipment
Consumer Foods	$169.3	$208.7	$277.4
Commercial Foods	97.4	187.0	158.6
Corporate	70.0	70.5	46.3

Total	$336.7	$466.2	$482.3

Depreciation and amortization
Consumer Foods	$193.6	$180.3	$148.6
Commercial Foods	94.6	87.6	78.4
Corporate	83.6	93.0	97.1

Total	$371.8	$360.9	$324.1

Net sales by product type within each segment were:

	2012	2011	2010
Net sales
Consumer Foods:
Grocery	$3,358.0	$3,258.7	$3,381.8
Frozen	1,990.6	1,965.2	1,846.7
Snacks	1,237.6	1,209.8	1,229.3
International	841.5	714.2	659.4
Store Brands	631.9	528.8	454.7
Other Brands	317.2	325.3	367.8

Total Consumer Foods	$8,376.8	$8,002.0	$7,939.7

Commercial Foods:
Specialty Potatoes	$2,631.0	$2,375.3	$2,277.6
Milled Products	1,804.9	1,520.5	1,413.3
Seasonings, Blends, and Flavors	449.9	405.3	384.3

Total Commercial Foods	$4,885.8	$4,301.1	$4,075.2

Total net sales	$13,262.6	$12,303.1	$12,014.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 27, 2012, May 29, 2011, and May 30, 2010

Columnar Amounts in Millions Except Per Share Amounts

Presentation of Derivative Gains (Losses) for Economic Hedges of Forecasted Cash Flows in Segment Results

Derivatives used to manage commodity price risk and foreign currency risk are not designated for hedge accounting treatment. We believe these derivatives provide economic hedges of certain forecasted transactions. As such, these derivatives (except those related to our milling operations, see Note 19) are recognized at fair market value with realized and unrealized gains and losses recognized in general corporate expenses. The gains and losses are subsequently recognized in the operating results of the reporting segments in the period in which the underlying transaction being economically hedged is included in earnings.

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Fiscal Year Ended
	May 27, 2012	May 29, 2011
Net derivative gains (losses) incurred	$(66.8)	$35.1
Less: Net derivative gains allocated to reporting segments	24.4	0.6

Net derivative gains (losses) recognized in general corporate expenses	$(91.2)	$34.5

Net derivative gains allocated to Consumer Foods	$24.9	$3.6
Net derivative losses allocated to Commercial Foods	(0.5)	(3.0)

Net derivative gains included in segment operating profit	$24.4	$0.6

Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify losses of $46.6 million and $12.3 million to segment operating results in fiscal 2013 and 2014 and thereafter, respectively. Amounts allocated, or to be allocated, to segment operating results during fiscal 2012 and thereafter include $32.3 million of net gains recognized prior to fiscal 2012.

At May 27, 2012, ConAgra Foods and its subsidiaries had approximately 26,100 employees, primarily in the United States. Approximately 42% of our employees are parties to collective bargaining agreements. Of the employees subject to collective bargaining agreements, approximately 43% are parties to collective bargaining agreements that are scheduled to expire during fiscal 2013.

Our operations are principally in the United States. With respect to operations outside of the United States, no single foreign country or geographic region was significant with respect to consolidated operations for fiscal 2012, 2011, and 2010. Foreign net sales, including sales by domestic segments to customers located outside of the United States, were approximately $1.6 billion, $1.3 billion, and $1.2 billion in fiscal 2012, 2011, and 2010, respectively. Our long-lived assets located outside of the United States are not significant.

Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 17%, 18%, and 18% of consolidated net sales for fiscal 2012, 2011, and 2010, respectively, primarily in the Consumer Foods segment.

Wal-Mart Stores, Inc. and its affiliates accounted for approximately 15% of consolidated net receivables as of both May 27, 2012 and May 29, 2011, primarily in the Consumer Foods segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 27, 2012, May 29, 2011, and May 30, 2010

Columnar Amounts in Millions Except Per Share Amounts

23. QUARTERLY FINANCIAL DATA (Unaudited)

	2012 (1)				2011 (1)
	First Quarter (3)	Second Quarter (4)	Third Quarter (5)	Fourth Quarter	First Quarter (6)	Second Quarter (7)	Third Quarter (8)	Fourth Quarter (9)
Net sales	$3,072.0	$3,403.9	$3,373.1	$3,413.6	$2,804.3	$3,147.5	$3,141.3	$3,210.0
Gross profit	598.7	757.3	790.0	680.9	651.3	760.0	797.3	704.9
Income (loss) from discontinued operations, net of tax	0.1	—	—	—	3.0	0.6	(10.6)	(4.5)
Net income (loss) attributable to ConAgra Foods, Inc.	93.8	180.2	280.1	(86.2)	148.2	202.7	216.6	250.1
Earnings per share (2):
Basic earnings per share:
Income (loss) from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$0.23	$0.43	$0.68	$(0.21)	$0.32	$0.46	$0.54	$0.62
Income (loss) from discontinued operations attributable to ConAgra Foods, Inc. common stockholders	—	—	—	—	0.01	—	(0.03)	(0.01)

Net income (loss) attributable to ConAgra Foods, Inc. common stockholders	$0.23	$0.43	$0.68	$(0.21)	$0.33	$0.46	$0.51	$0.61

Diluted earnings per share:
Income (loss) from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$0.22	$0.43	$0.67	$(0.21)	$0.32	$0.46	$0.52	$0.61
Income (loss) from discontinued operations attributable to ConAgra Foods, Inc. common stockholders	—	—	—	—	0.01	—	(0.02)	(0.01)

Net income (loss) attributable to ConAgra Foods, Inc. common stockholders	$0.22	$0.43	$0.67	$(0.21)	$0.33	$0.46	$0.50	$0.60

Dividends declared per common share	$0.23	$0.24	$0.24	$0.24	$0.20	$0.23	$0.23	$0.23
Share price:
High	$26.53	$25.95	$27.18	$26.75	$25.23	$22.95	$23.58	$25.58
Low	22.72	22.99	24.31	25.11	21.36	21.14	21.48	22.48

(1)	Amounts differ from previously filed quarterly reports due to the adoption of a change in accounting method for pension during the fourth quarter of fiscal 2012. See additional detail in Note 1.

(2)	Basic and diluted earnings per share are calculated independently for each of the quarters presented. Accordingly, the sum of the quarterly earnings per share amounts may not agree with the total year.

(3)	For the quarter ended August 28, 2011, the retrospective change in accounting method for pension increased net income by $8.5 million and earnings per share, basic and diluted by $0.02.

(4)	For the quarter ended November 27, 2011, the retrospective change in accounting method for pension increased net income by $8.4 million and earnings per share, basic and diluted by $0.02.

(5)	For the quarter ended February 26, 2012, the retrospective change in accounting method for pension increased net income by $8.5 million and earnings per share, basic and diluted by $0.02.

(6)	For the quarter ended August 29, 2010, the retrospective change in accounting method for pension increased net income by $1.8 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal years ended May 27, 2012, May 29, 2011, and May 30, 2010

Columnar Amounts in Millions Except Per Share Amounts

(7)	For the quarter ended November 28, 2010, the retrospective change in accounting method for pension increased net income by $1.8 million and diluted earnings per share by $0.01.

(8)	For the quarter ended February 27, 2011, the retrospective change in accounting method for pension increased net income by $1.8 million and basic earnings per share by $0.01.

(9)	For the quarter ended May 29, 2011, the retrospective change in accounting method for pension decreased net income by $4.8 million and earnings per share, basic and diluted by $0.01.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ConAgra Foods, Inc.:

We have audited the accompanying consolidated balance sheets of ConAgra Foods, Inc. and subsidiaries (the Company) as of May 27, 2012 and May 29, 2011, and the related consolidated statements of earnings, comprehensive income, common stockholders’ equity, and cash flows for each of the years in the three-year period ended May 27, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ConAgra Foods, Inc. and subsidiaries as of May 27, 2012 and May 29, 2011, and the results of their operations and cash flows for each of the years in the three-year period ended May 27, 2012, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company elected to change its method of accounting for pension benefits in 2012. This method has been applied retrospectively to all periods presented.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of May 27, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 20, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Omaha, Nebraska

July 20, 2012

ITEM 9. CHANGES	IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS	AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of May 27, 2012. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated any change in the Company’s internal control over financial reporting that occurred during the quarter covered by this report and determined that there was no change in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

With the participation of ConAgra Foods’ Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of ConAgra Foods’ internal control over financial reporting as of May 27, 2012. In making this assessment, management used criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management concluded that, as of May 27, 2012, its internal control over financial reporting was effective.

The effectiveness of ConAgra Foods’ internal control over financial reporting as of May 27, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

/s/ GARY M. RODKIN	/s/ JOHN F. GEHRING
Gary M. Rodkin President and Chief Executive Officer July 20, 2012	John F. Gehring Executive Vice President and Chief Financial Officer July 20, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ConAgra Foods, Inc.:

We have audited the internal control over financial reporting of ConAgra Foods, Inc. and subsidiaries (the Company) as of May 27, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, ConAgra Foods, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 27, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of May 27, 2012 and May 29, 2011, and the related consolidated statements of earnings, comprehensive income, common stockholders’ equity, and cash flows for each of the years in the three-year period ended May 27, 2012, and our report dated July 20, 2012 expressed an unqualified opinion on those consolidated financial statements and includes an explanatory paragraph regarding the Company’s election to change its method of accounting for pension benefits in 2012.

/s/ KPMG LLP

Omaha, Nebraska

July 20, 2012

ITEM 9B. OTHER	INFORMATION

None.

PART III

ITEM 10. DIRECTORS,	EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to our Directors will be set forth in the 2012 Proxy Statement under the heading “Voting Item #1: Election of Directors,” and the information is incorporated herein by reference.

Information regarding our executive officers is included in Part I of this Form 10-K under the heading “Executive Officers of the Registrant,” as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by our Directors, executive officers, and holders of more than ten percent of our equity securities will be set forth in the 2012 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” and the information is incorporated herein by reference.

Information with respect to the Audit / Finance Committee and the audit committee’s financial experts will be set forth in the 2012 Proxy Statement under the heading “Board Committees—Audit / Finance Committee,” and the information is incorporated herein by reference.

We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, and Controller. This code of ethics is available on our website at www.conagrafoods.com through the “Our Company—Investors—Corporate Governance” link. If we make any amendments to this code other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this code to our Chief Executive Officer, Chief Financial Officer, or Controller, we will disclose the nature of the amendment or waiver, its effective date, and to whom it applies on our website at www.conagrafoods.com through the “Our Company—Investors—Corporate Governance” link.

ITEM 11. EXECUTIVE	COMPENSATION

Information with respect to director and executive compensation and our Human Resources Committee will be set forth in the 2012 Proxy Statement under the headings “Non-Employee Director Compensation,” “Board Committees—Human Resources Committee,” and “Executive Compensation,” and the information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners, directors and management will be set forth in the 2012 Proxy Statement under the heading “Information on Stock Ownership,” and the information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about shares of our common stock that may be issued upon the exercise of options, warrants, and rights under existing equity compensation plans as of our most recent fiscal year-end, May 27, 2012.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	33,571,381	$23.51	21,536,011
Equity compensation plans not approved by security holders	—	—	—

Total	33,571,381	$23.51	21,536,011

(1)	Column (a) includes 1,354,837 shares that could be issued under performance shares outstanding at May 27, 2012. The performance shares are earned and common stock issued if pre-set financial objectives are met. Actual shares issued may be equal to, less than, or greater than the number of outstanding performance shares included in column (a), depending on actual performance. Column (b) does not take these awards into account because they do not have an exercise price. The number of shares reflected in column (a) with respect to these performance shares assumes the vesting criteria will be achieved at target levels. Column (b) also excludes 3,834,096 restricted stock units and 652,644 deferral interests in deferred compensation plans that are included in column (a) but do not have an exercise price. The units vest and are payable in common stock after expiration of the time periods set forth in the related agreements. The interests in the deferred compensation plans are settled in common stock on the schedules selected by the participants.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to Director independence and certain relationships and related transactions will be set forth in the 2012 Proxy Statement under the headings “Corporate Governance—Director Independence” and “Board Committees—Audit / Finance Committee,” and the information is incorporated herein by reference.

ITEM 14. PRINCIPAL	ACCOUNTANT FEES AND SERVICES

Information with respect to the principal accountant will be set forth in the 2012 Proxy Statement under the heading “Voting Item #2: Ratification of the Appointment of Independent Auditor,” and the information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS	AND FINANCIAL STATEMENT SCHEDULES

a)    List of documents filed as part of this report:

1.    Financial Statements

All financial statements of the Company as set forth under Item 8 of this Annual Report on Form 10-K.

2.    Financial Statement Schedules

Schedule Number	Description	Page Number
S-II	Valuation and Qualifying Accounts	101
	Report of Independent Registered Public Accounting Firm	102

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

ConAgra Foods, Inc.

/s/ GARY M. RODKIN
Gary M. Rodkin
President and Chief Executive Officer July 20, 2012

/s/ JOHN F. GEHRING
John F. Gehring
Executive Vice President and Chief Financial Officer July 20, 2012

/s/ ROBERT G. WISE
Robert G. Wise
Vice President and Corporate Controller July 20, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 20th day of July, 2012.

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
John F. Gehring Attorney-In-Fact

Schedule

Schedule II

CONAGRA FOODS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

For the Fiscal Years ended May 27, 2012, May 29, 2011, and May 30, 2010

(Dollars in millions)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Other		Deductions from Reserves		Balance at Close of Period
Year ended May 27, 2012
Allowance for doubtful receivables	$7.8	1.0	2.2	(1)	5.1	(2)	$5.9
Year ended May 29, 2011
Allowance for doubtful receivables	$8.5	0.2	—		0.9	(2)	$7.8
Year ended May 30, 2010
Allowance for doubtful receivables	$13.8	1.1	—		6.4	(2)	$8.5

(1)	Primarily allowances acquired through fiscal 2012 business acquisitions.
(2)	Bad debts charged off, less recoveries.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ConAgra Foods, Inc.:

Under date of July 20, 2012, we reported on the consolidated balance sheets of ConAgra Foods, Inc. and subsidiaries (the Company) as of May 27, 2012 and May 29, 2011, and the related consolidated statements of earnings, comprehensive income, common stockholders’ equity, and cash flows for each of the years in the three-year period ended May 27, 2012, which are included in the Annual Report on Form 10-K of ConAgra Foods, Inc. for the fiscal year ended May 27, 2012. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule listed in the Index at Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

Omaha, Nebraska

July 20, 2012

EXHIBIT INDEX

All documents referenced below were filed pursuant to the Securities and Exchange Act of 1934 by ConAgra Foods, Inc. (file number 001-07275), unless otherwise noted.

Number	Description
3.1	ConAgra Foods’ Certificate of Incorporation, as restated, incorporated herein by reference to Exhibit 3.1 of ConAgra Foods’ current report on Form 8-K dated December 1, 2005
3.2	Amended and Restated By-Laws of ConAgra Foods, Inc., as Amended, incorporated herein by reference to Exhibit 3.1 of ConAgra Foods’ current report on Form 8-K dated November 29, 2007
*10.1	ConAgra Foods, Inc. Amended and Restated Non-Qualified CRISP Plan (January 1, 2009 Restatement) incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 23, 2008
*10.1.1	Amendment One dated November 29, 2010 to the ConAgra Foods, Inc. Amended and Restated Non-Qualified CRISP Plan (January 1, 2009 Restatement) incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended February 27, 2011
*10.2	ConAgra Foods, Inc. Non-Qualified Pension Plan (January 1, 2009 Restatement) incorporated herein by reference to Exhibit 10.2 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 23, 2008
*10.2.1	Amendment One dated December 3, 2009 to ConAgra Foods, Inc. Nonqualified Pension Plan incorporated herein by reference to Exhibit 10.2 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended February 28, 2010
*10.2.2	Amendment Two dated November 29, 2010 to the ConAgra Foods, Inc. Non-Qualified Pension Plan (January 1, 2009 Restatement) incorporated herein by reference to Exhibit 10.2 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended February 27, 2011
*10.3	ConAgra Foods, Inc. Directors’ Deferred Compensation Plan (January 1, 2009 Restatement) incorporated herein by reference to Exhibit 10.4 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 23, 2008
*10.3.1	Amendment One dated December 10, 2010 to ConAgra Foods, Inc. Directors’ Deferred Compensation Plan (September, 2009 Restatement) incorporated herein by reference to Exhibit 10.4 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended February 27, 2011
*10.4	ConAgra Foods, Inc. Amended and Restated Voluntary Deferred Compensation Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.3 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 23, 2008
*10.4.1	Amendment One dated December 3, 2009 to the ConAgra Foods, Inc. Amended and Restated Voluntary Deferred Compensation Plan (January 1, 2009 Restatement) incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended February 28, 2010
*10.4.2	Amendment Two dated November 29, 2010 to ConAgra Foods, Inc. Amended and Restated Voluntary Deferred Compensation Plan (January 1, 2009 Restatement) incorporated herein by reference to Exhibit 10.3 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended February 27, 2011
*10.5	ConAgra Foods 1990 Stock Plan incorporated herein by reference to Exhibit 10.6 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 29, 2005
*10.6	ConAgra Foods 1995 Stock Plan incorporated herein by reference to Exhibit 10.7 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 29, 2005
*10.7	ConAgra Foods 2000 Stock Plan incorporated herein by reference to Exhibit 10.8 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 29, 2005

Number	Description
*10.8	Amendment dated May 2, 2002 to ConAgra Foods Stock Plans and other Plans incorporated herein by reference to Exhibit 10.10 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 26, 2002
*10.9	ConAgra Foods 2006 Stock Plan incorporated herein by reference to Exhibit 10.10 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 28, 2006
*10.9.1	Form of Stock Option Agreement for Non-Employee Directors (ConAgra Foods 2006 Stock Plan) incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ current report on Form 8-K dated October 3, 2006
*10.9.2	Form of Stock Option Agreement for Employees (ConAgra Foods 2006 Stock Plan) incorporated herein by reference to Exhibit 10.25 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 26, 2006
*10.9.3	Form of Restricted Stock Award Agreement (ConAgra Foods 2006 Stock Plan), incorporated herein by reference to Exhibit 10.26 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 26, 2006
*10.9.4	Form of Restricted Stock Unit Agreement (ConAgra Foods 2006 Stock Plan) incorporated herein by reference to Exhibit 10.27 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 26, 2006
*10.9.4.1	Amendment One to Restricted Stock Unit Agreement (ConAgra Foods 2006 Stock Plan) incorporated herein by reference to Exhibit 10.12 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 23, 2008
*10.9.5	Form of Restricted Stock Unit Agreement (ConAgra Foods 2006 Stock Plan) (Post—July 2007) incorporated herein by reference to Exhibit 10.13 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 23, 2008
*10.10	ConAgra Foods 2009 Stock Plan incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ current report on Form 8-K dated September 28, 2009
*10.10.1	Form of Stock Option Agreement (ConAgra Foods 2009 Stock Plan) for Non-Employee Directors under the ConAgra Foods 2009 Stock Plan incorporated herein by reference to Exhibit 10.5 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended August 30, 2009
*10.10.2	Form of Stock Option Agreement (ConAgra Foods 2009 Stock Plan) incorporated herein by reference to Exhibit 10.4 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended August 30, 2009
*10.10.3	Form of Stock Option Agreement for certain named executive officers (ConAgra Foods 2009 Stock Plan) incorporated herein by reference to Exhibit 10.6 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended August 30, 2009
*10.10.4	Form of Restricted Stock Unit Agreement (ConAgra Foods 2009 Stock Plan) incorporated herein by reference to Exhibit 10.3 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended August 30, 2009
*10.10.4.1	Form of Restricted Stock Unit Agreement (ConAgra Foods 2009 Stock Plan) (Choice Program) incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended August 29, 2010
*10.10.4.2	Form of Restricted Stock Unit Agreement (ConAgra Foods 2009 Stock Plan) (Choice Program—post November 2010) incorporated herein by reference to Exhibit 10.5 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended February 27, 2011
*10.10.5	Form of Restricted Stock Unit Agreement for Non-Employee Directors (ConAgra Foods 2009 Stock Plan) incorporated herein by reference to Exhibit 10.6 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended February 27, 2011
*10.11	ConAgra Foods Executive Incentive Plan, as amended and restated incorporated by reference to Exhibit 10.2 of ConAgra Foods’ current report on Form 8-K dated September 28, 2009

Number	Description
*10.12	ConAgra Foods, Inc. 2008 Performance Share Plan, effective July 16, 2008, incorporated herein by reference to Exhibit 10.3 of ConAgra Foods’ quarterly report on Form 10-Q for quarter ended August 24, 2008
*10.13	ConAgra Foods, Inc. Deferred Compensation Plan Requirements dated December 10, 2010 incorporated herein by reference to Exhibit 10.7 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended February 27, 2011
*10.14	Form of Amended and Restated Change of Control Agreement between ConAgra Foods and its executives (pre September 2011) incorporated herein by reference to Exhibit 10.14 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 23, 2008
*10.14.1	Form of Change of Control Agreement between ConAgra Foods and its executives (post September 2011) incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 27, 2011
*10.15	Form of Executive Time Sharing Agreement incorporated herein by reference to Exhibit 10.5 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 25, 2007
*10.16	Amended and Restated Employment Agreement between ConAgra Foods and Gary M. Rodkin incorporated herein by reference to Exhibit 10.15 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended November 23, 2008
*10.17	Stock Option Agreement between ConAgra Foods and Gary M. Rodkin incorporated herein by reference to Exhibit 10.2 of ConAgra Foods’ current report on Form 8-K dated August 31, 2005
*10.18	Consulting Agreement made by and between ConAgra Foods, Inc. and Robert F. Sharpe, Jr. effective May 30, 2011, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended August 28, 2011
*10.19	Letter Agreement between ConAgra Foods and Andre Hawaux, dated October 9, 2006 incorporated herein by reference to Exhibit 10.24 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 27, 2007
*10.20	Letter Agreement between ConAgra Foods, Inc. and Brian L. Keck dated September 7, 2010, as amended, incorporated herein by reference to Exhibit 10.2 of ConAgra Foods’ quarterly report on Form 10-Q for the Quarter Ended August 28, 2011
*10.21	Transition and Severance Agreement between ConAgra Foods, Inc. and Pete Perez dated December 31, 2009, incorporated herein by reference to Exhibit 10.3 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended February 28, 2010
*10.22	Amendment No. 1 to Stock Option Agreement between ConAgra Foods, Inc. and Peter M. Perez dated December 31, 2009 (2004 Options), incorporated herein by reference to Exhibit 10.4 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended February 28, 2010
*10.23	Amendment No. 1 to Stock Option Agreement between ConAgra Foods, Inc. and Peter M. Perez dated December 31, 2009 (2009 Options), incorporated herein by reference to Exhibit 10.5 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended February 28, 2010
*10.24	Summary of Non-Employee Director Compensation Program incorporated herein by reference to Exhibit 10.8 of ConAgra Foods’ quarterly report on Form 10-Q for the quarter ended February 27, 2011
10.25	Credit Agreement, dated as of September 14, 2011, by and among ConAgra Foods, Inc., JP Morgan Chase Bank, N.A., as administrative agent and a lender, Bank of America, N.A., as syndication agent and a lender, and the other financial institutions party thereto, incorporated herein by reference to Exhibit 10.2 of ConAgra Foods’ quarterly report on Form 10-Q for the Quarter Ended November 27, 2011
10.26	Contribution and Equity Interest Purchase Agreement by and among ConAgra Foods, Inc., ConAgra Foods Food Ingredients Company, Inc., Freebird I LLC, Freebird II LLC, Freebird Holdings, LLC and Freebird Intermediate Holdings, LLC, dated as of March 27, 2008, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ current report on Form 8-K dated March 27, 2008

Number	Description
12	Statement regarding computation of ratios of earnings to fixed charges
18	Letter on Change in Accounting Principles
21	Subsidiaries of ConAgra Foods, Inc.
23	Consent of KPMG LLP
24	Powers of Attorney
31.1	Section 302 Certificate
31.2	Section 302 Certificate
32.1	Section 906 Certificates
101.1	The following materials from ConAgra Foods’ Annual Report on Form 10-K for the year ended May 27, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Common Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vi) document and entity information.

*	Management contract or compensatory plan.

Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to ConAgra Foods’ long-term debt are not filed with this Form 10-K. ConAgra Foods will furnish a copy of any such long-term debt agreement to the Securities and Exchange Commission upon request.