Form 10-Q
period 2012-08-26
CONAGRA FOODS INC /DE/
filed 2012-09-28
CIK 23217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 26, 2012

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

Number of shares outstanding of issuer’s common stock, as of September 23, 2012, was 407,531,532.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions except per share amounts)

(unaudited)

	Thirteen weeks ended
	August 26, 2012	August 28, 2011
Net sales	$3,311.9	$3,105.3
Costs and expenses:
Cost of goods sold	2,440.6	2,509.3
Selling, general and administrative expenses	453.9	406.6
Interest expense, net	49.3	52.9

Income from continuing operations before income taxes and equity method investment earnings	368.1	136.5
Income tax expense	123.5	48.7
Equity method investment earnings	7.6	6.2

Income from continuing operations	252.2	94.0
Income from discontinued operations, net of tax	—	0.1

Net income	$252.2	$94.1

Less: Net income attributable to noncontrolling interests	2.1	0.3

Net income attributable to ConAgra Foods, Inc.	$250.1	$93.8

Earnings per share — basic
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$0.61	$0.23
Income from discontinued operations attributable to ConAgra Foods, Inc. common stockholders	—	—

Net income attributable to ConAgra Foods, Inc. common stockholders	$0.61	$0.23

Earnings per share — diluted
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$0.61	$0.22
Income from discontinued operations attributable to ConAgra Foods, Inc. common stockholders	—	—

Net income attributable to ConAgra Foods, Inc. common stockholders	$0.61	$0.22

Cash dividends declared per common share	$0.24	$0.23

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(unaudited)

	Thirteen weeks ended
	August 26, 2012	August 28, 2011
Net income	$252.2	$94.1
Other comprehensive income (loss):
Net derivative adjustment, net of tax	(2.7)	(31.9)
Unrealized loss on available-for-sale securities, net of tax	—	(0.1)
Currency translation adjustment:
Unrealized translation gains (losses)	14.8	(9.9)
Pension and postretirement healthcare liabilities, net of tax	0.9	0.1

Comprehensive income	265.2	52.3
Comprehensive income attributable to noncontrolling interests	2.1	0.3

Comprehensive income attributable to ConAgra Foods, Inc.	$263.1	$52.0

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions except share data)

(unaudited)

	August 26, 2012	May 27, 2012
ASSETS
Current assets
Cash and cash equivalents	$116.5	$103.0
Receivables, less allowance for doubtful accounts of $5.7 and $5.9	963.9	924.8
Inventories	2,065.7	1,869.6
Prepaid expenses and other current assets	329.8	321.4

Total current assets	3,475.9	3,218.8

Property, plant and equipment	5,979.5	5,995.7
Less accumulated depreciation	(3,195.0)	(3,253.8)

Property, plant and equipment, net	2,784.5	2,741.9

Goodwill	4,166.6	4,015.4
Brands, trademarks and other intangibles, net	1,221.2	1,191.5
Other assets	280.4	274.3

	$11,928.6	$11,441.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable	$272.0	$40.0
Current installments of long-term debt	23.2	38.1
Accounts payable	1,224.7	1,190.3
Accrued payroll	147.2	177.2
Other accrued liabilities	927.2	779.6

Total current liabilities	2,594.3	2,225.2

Senior long-term debt, excluding current installments	2,663.8	2,662.7
Subordinated debt	195.9	195.9
Other noncurrent liabilities	1,824.4	1,822.1

Total liabilities	7,278.4	6,905.9

Commitments and contingencies (Note 11)
Common stockholders’ equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 567,907,172	2,839.7	2,839.7
Additional paid-in capital	897.8	901.5
Retained earnings	4,917.7	4,765.1
Accumulated other comprehensive loss	(286.1)	(299.1)
Less treasury stock, at cost, 162,076,397 and 160,294,748 common shares	(3,815.6)	(3,767.7)

Total ConAgra Foods, Inc. common stockholders’ equity	4,553.5	4,439.5
Noncontrolling interests	96.7	96.5

Total stockholders’ equity	4,650.2	4,536.0

	$11,928.6	$11,441.9

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Thirteen weeks ended
	August 26, 2012	August 28, 2011
Cash flows from operating activities:
Net income	$252.2	$94.1
Income from discontinued operations	—	0.1

Income from continuing operations	252.2	94.0
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	91.4	91.5
Asset impairment charges	0.3	7.1
Earnings of affiliates less than (in excess of) distributions	1.2	(2.2)
Pension expense	6.1	6.2
Contributions to pension plans	(3.8)	(3.0)
Share-based payments expense	13.1	12.3
Other items	(1.5)	(15.7)
Change in operating assets and liabilities before effects of business acquisitions and dispositions:
Accounts receivable	(35.9)	(63.1)
Inventory	(152.0)	(12.1)
Deferred income taxes and income taxes payable, net	113.5	48.9
Prepaid expenses and other current assets	(33.9)	(3.0)
Accounts payable	53.1	108.9
Accrued payroll	(30.1)	1.6
Other accrued liabilities	50.2	40.6

Net cash flows from operating activities — continuing operations	323.9	312.0
Net cash flows from operating activities — discontinued operations	—	3.1

Net cash flows from operating activities	323.9	315.1

Cash flows from investing activities:
Additions to property, plant and equipment	(98.6)	(95.6)
Sale of property, plant and equipment	1.9	3.8
Purchase of businesses	(268.6)	—
Purchase of intangible assets	—	(57.5)

Net cash flows from investing activities	(365.3)	(149.3)

Cash flows from financing activities:
Net short-term borrowings	232.0	—
Repayment of long-term debt	(16.9)	(2.5)
Repurchase of ConAgra Foods common shares	(75.0)	—
Cash dividends paid	(97.9)	(94.3)
Exercise of stock options and issuance of other stock awards	10.8	55.7
Other items	0.2	—

Net cash flows from financing activities	53.2	(41.1)

Effect of exchange rate changes on cash and cash equivalents	1.7	(1.9)
Net change in cash and cash equivalents	13.5	122.8
Cash and cash equivalents at beginning of period	103.0	972.4

Cash and cash equivalents at end of period	$116.5	$1,095.2

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Thirteen Weeks ended August 26, 2012 and August 28, 2011

(columnar dollars in millions except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. The adjustments are of a normal recurring nature, except as otherwise noted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the ConAgra Foods, Inc. (the “Company,” “we,” “us,” or “our”) annual report on Form 10-K for the fiscal year ended May 27, 2012.

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

The following details the income tax expense (benefit) on components of other comprehensive income:

	Thirteen weeks ended
	August 26, 2012	August 28, 2011
Net derivative adjustment	$(1.6)	$(18.8)
Unrealized losses on available-for-sale securities	—	(0.1)
Pension and postretirement healthcare liabilities	0.5	0.1

	$(1.1)	$(18.8)

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

Change in Accounting Method — As described in our Annual Report on Form 10-K for the year ended May 27, 2012, we elected to change our method of accounting for pension benefits. The impact of these changes in our accounting method was reported through retrospective application of the method to all periods presented. Accordingly, all relevant information as of, and for the quarter ended, August 26, 2012 has been adjusted to reflect the application of the new method.

2. ACQUISITIONS

On August 21, 2012, we acquired the P.F. Chang’s® and Bertolli® brands frozen meal business from Unilever for $266.9 million in cash. Products will continue to be produced by Unilever under transactions services and contract manufacturing agreements until the end of calendar year 2013. Approximately $168.1 million of the purchase price has been classified as goodwill pending determination of the final purchase price allocation. This business, which has annual sales of approximately $300 million, will be included in the Consumer Foods segment.

In May 2012, we acquired Kangaroo Brands’ pita chip operations for $47.9 million in cash. Approximately $20.4 million of the purchase price was allocated to goodwill and $20.8 million was allocated to brands, trademarks and other intangibles. The amount allocated to goodwill is deductible for tax purposes. This business is included in the Consumer Foods segment.

In May 2012, we acquired Odom’s Tennessee Pride for $96.6 million in cash, plus assumed liabilities. The business manufactures Odom’s Tennessee Pride® frozen breakfast products and other sausage products. Approximately $30.1 million of the purchase price was allocated to goodwill and $34.7 million was allocated to brands, trademarks and other intangibles. The amount allocated to goodwill is not deductible for tax purposes. This business is included in the Consumer Foods segment.

In March 2012, we acquired Del Monte Canada for $185.6 million in cash, plus assumed liabilities. The acquisition includes all Del Monte® branded packaged fruit, fruit snacks, and vegetable products in Canada, as well as Aylmer® brand tomato products. Approximately $37.8 million of the purchase price was allocated to goodwill and $86.9 million was allocated to brands, trademarks and other intangibles. The amount allocated to goodwill is not deductible for tax purposes. This business is included in the Consumer Foods segment.

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

In November 2011, we acquired an additional equity interest in Agro Tech Foods Limited (“ATFL”) for $4.9 million in cash, net of cash acquired, plus assumed liabilities. ATFL is a publicly traded company in India that markets food and food ingredients to consumers and institutional customers in India. Approximately $130.3 million of the acquisition value was allocated to goodwill and $42.2 million was allocated to trade names. The amount allocated to goodwill is not deductible for income tax purposes. As a result of this additional investment, we now have a majority interest (approximately 52%) in ATFL, and we began consolidating the financial statements of ATFL in the third quarter of fiscal 2012. Prior to our acquisition of a majority interest in ATFL, we accounted for our noncontrolling interest (approximately 48% of the outstanding common shares) under the equity method. The fair value of ATFL was determined based upon the closing price of ATFL common shares as the date of the acquisition of this additional investment. Consolidated financial results of ATFL are included in the Consumer Foods segment in periods subsequent to our acquisition of a majority interest.

For each of these acquisitions, the amounts allocated to goodwill were primarily attributable to anticipated synergies, product portfolios, and other intangibles that do not qualify for separate recognition.

Under the acquisition method of accounting, the assets acquired and liabilities assumed in these acquisitions were recorded at their respective estimated fair values at the date of acquisition. The fair values of the assets and liabilities related to the P.F. Chang’s and Bertolli brands’ frozen meals, as well as Odom’s Tennessee Pride, are subject to refinement as we complete our analyses relative to the fair values at the respective acquisition dates.

The following unaudited pro forma financial information presents the combined results of operations as if the acquisitions of National Pretzel Company, Del Monte Canada, Odom’s Tennessee Pride, the Kangaroo Brands’ pita chip operations, the P.F. Chang’s and Bertolli brands’ frozen meals business, and the majority interest in ATFL (collectively, the acquirees) had occurred at the beginning of each period presented. The acquirees’ pre-acquisition results have been added to ConAgra Foods’ historical results. The pro forma results contained in the table below include adjustments for amortization of acquired intangibles and depreciation expense, as well as related income taxes. These pro forma results may not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

	Thirteen Weeks Ended
	August 26, 2012	August 28, 2011
Pro forma net sales	$3,366.8	$3,341.9
Pro forma net income	$250.9	$107.0
Pro forma net income from continuing operations per share—basic	$0.62	$0.26
Pro forma net income from continuing operations per share—diluted	$0.61	$0.26

3. VARIABLE INTEREST ENTITIES

Variable Interest Entities Consolidated

We own a 49.99% interest in Lamb Weston BSW, LLC (“Lamb Weston BSW”), a potato processing venture with Ochoa Ag Unlimited Foods, Inc. (“Ochoa”). We provide all sales and marketing services to Lamb Weston BSW. Under certain circumstances, we could be required to compensate Ochoa for lost profits resulting from significant production shortfalls (“production shortfalls”). Commencing on June 1, 2018, or on an earlier date under certain circumstances, we have a contractual right to purchase the remaining equity interest in Lamb Weston BSW from Ochoa (the “call option”). We are currently subject to a contractual obligation to purchase all of Ochoa’s equity investment in Lamb Weston BSW at the option of Ochoa (the “put option”). The purchase prices under the call option and the put option (the “options”) are based on the book value of Ochoa’s equity interest at the date of exercise, as modified by an agreed-upon rate of return for the holding period of the investment balance. The agreed-upon rate of return varies depending on the circumstances under which any of the options are exercised. As of August 26, 2012, the price at which Ochoa had the right to put its equity interest to us was $35.4 million. This amount is presented within other liabilities in our condensed consolidated balance sheets. We have determined that Lamb Weston BSW is a variable interest entity and that we are the primary beneficiary of the entity. Accordingly, we consolidate the financial statements of Lamb Weston BSW.

We hold a promissory note from Lamb Weston BSW, the balance of which was $36.1 million at August 26, 2012. The promissory note is due in December 2015. The promissory note is currently accruing interest at a rate of LIBOR plus 200 basis points with a floor of 3.25%. In addition, as of August 26, 2012, we provided lines of credit of up to $15.0 million to Lamb Weston BSW. Borrowings under the lines of credit bear interest at a rate of LIBOR plus 200 basis points with a floor of 3.25%. The amounts owed by Lamb Weston BSW to the Company are not reflected in our consolidated balance sheets, as they are eliminated in consolidation.

Our variable interests in Lamb Weston BSW include an equity investment in the venture, the options, the promissory note, certain fees paid to us by Lamb Weston BSW for sales and marketing services, the contingent obligation related to production shortfalls, and the lines of credit advanced to Lamb Weston BSW. Our maximum exposure to loss as a result of our involvement with this venture is equal to our equity investment in the venture, the balance of the promissory note extended to the venture, the amount, if any, advanced under the lines of credit, and the amount, if any, by which the put option exercise price exceeds the fair value of the noncontrolling interest in Lamb Weston BSW upon exercise of the put option. Also, in the event of a production shortfall, we could be required to compensate Ochoa for lost profits. It is not possible to determine the maximum exposure to losses from the potential exercise of the put option or from potential production shortfalls. However, we do not expect to incur material losses resulting from these exposures.

We also consolidate the assets and liabilities of several entities from which we lease corporate aircraft. Each of these entities has been determined to be a variable interest entity and we have been determined to be the primary beneficiary of each of these entities. Under the terms of the aircraft leases, we provide guarantees to the owners of these entities of a minimum residual value of the aircraft at the end of the lease term. We also have fixed price purchase options on the aircraft leased from these entities. Our maximum exposure to loss from our involvement with these entities is limited to the difference between the fair value of the leased aircraft and the amount of the residual value guarantees at the time we terminate the leases (the leases expire through October 2012). The total amount of the residual value guarantees for these aircraft at the end of the respective lease terms is $14.4 million.

Due to the consolidation of these variable interest entities, we reflected in our condensed consolidated balance sheets:

	August 26, 2012	May 27, 2012
Cash and cash equivalents	$11.5	$10.2
Receivables, less allowance for doubtful accounts	18.3	20.9
Inventories	1.6	1.6
Prepaid expenses and other current assets	0.4	0.2
Property, plant and equipment, net	67.3	82.9
Goodwill	18.8	18.8
Brands, trademarks and other intangibles, net	8.1	8.3

Total assets	$126.0	$142.9

Current installments of long-term debt	$30.6	$30.1
Accounts payable	14.4	17.9
Accrued payroll	0.6	0.5
Other accrued liabilities	1.0	1.0
Other noncurrent liabilities (minority interest)	29.7	28.9

Total liabilities	$76.3	$78.4

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

We hold a 50% interest in Lamb Weston RDO, a potato processing venture. We provide all sales and marketing services to Lamb Weston RDO. We receive a fee for these services based on a percentage of the net sales of the venture. We reflect the value of our ownership interest in this venture in other assets in our condensed consolidated balance sheets, based upon the equity method of accounting. The balance of our investment was $14.6 million and $14.8 million at August 26, 2012 and May 27, 2012, respectively, representing our maximum exposure to loss as a result of our involvement with this venture. The capital structure of Lamb Weston RDO includes owners’ equity of $26.0 million and term borrowings from banks of $41.5 million as of August 26, 2012. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this venture.

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

4. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the first quarter of fiscal 2013 was as follows:

	Consumer Foods	Commercial Foods	Total
Balance as of May 27, 2012	$3,886.7	$128.7	$4,015.4
Acquisitions	168.1	—	168.1
Currency translation and purchase accounting adjustments	(16.9)	—	(16.9)

Balance as of August 26, 2012	$4,037.9	$128.7	$4,166.6

Other identifiable intangible assets were as follows:

	August 26, 2012		May 27, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$957.8	$—	$947.7	$—
Amortizing intangible assets	339.9	76.5	313.8	70.0

	$1,297.7	$76.5	$1,261.5	$70.0

Non-amortizing intangible assets are comprised of brands and trademarks.

Amortizing intangible assets, carrying a weighted average life of approximately 15 years, are principally composed of licensing arrangements, customer relationships, and intellectual property. Based on amortizing assets recognized in our condensed consolidated balance sheet as of August 26, 2012, amortization expense is estimated to average approximately $23.0 million for each of the next five years.

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

Commodity and commodity index futures and option contracts are used from time to time to economically hedge commodity input prices on items such as natural gas, vegetable oils, proteins, packaging materials, dairy, grains, and electricity. Generally, we economically hedge a portion of our anticipated consumption of commodity inputs for periods of up to 36 months. We may enter into longer-term economic hedges on particular commodities, if deemed appropriate. As of August 26, 2012, we had economically hedged certain portions of our anticipated consumption of commodity inputs using derivative instruments with expiration dates through June 2015.

In order to reduce exposures related to changes in foreign currency exchange rates, we enter into forward exchange, option, or swap contracts from time to time for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of August 26, 2012, we had economically hedged certain portions of our foreign currency risk in anticipated transactions using derivative instruments with expiration dates through May 2017.

From time to time, we may use derivative instruments, including interest rate swaps, to reduce risk related to changes in interest rates. This includes, but is not limited to, hedging against increasing interest rates prior to the issuance of long-term debt and hedging the fair value of our senior long-term debt.

Derivatives Designated as Cash Flow Hedges

We have entered into interest rate swap contracts to hedge the interest rate risk related to our forecasted issuance of long-term debt in 2014 (based on the anticipated refinancing of the senior long-term debt maturing at that time). We designated these interest rate swaps as cash flow hedges of the forecasted interest payments related to this debt issuance. The unrealized loss associated with these derivatives, which is deferred in accumulated other comprehensive loss at August 26, 2012, was $158.4 million.

The net notional amount of these interest rate derivatives at August 26, 2012 was $500.0 million.

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

Changes in fair value of such derivative instruments are immediately recognized in earnings along with changes in the fair value of the items being hedged (based solely on the change in the benchmark interest rate). These gains and losses are classified within selling, general and administrative expenses.

During fiscal 2011, we terminated the interest rate swap contracts and received proceeds of $31.5 million. The cumulative adjustment to the fair value of the debt instruments being hedged, is included in long-term debt and is being amortized as a reduction of interest expense over the remaining lives of the debt instruments (through fiscal 2014). At August 26, 2012, the unamortized amount was $15.4 million.

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

All derivative instruments are recognized on the balance sheet at fair value. The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. In accordance with generally accepted accounting principles, we offset certain derivative asset and liability balances, as well as certain amounts representing rights to reclaim cash collateral and obligations to return cash collateral, where legal right of setoff exists. At August 26, 2012, $17.7 million, representing an obligation to return cash collateral, was included in other accrued liabilities and, at May 27, 2012, $13.2 million, representing a right to reclaim cash collateral, was included in prepaid expenses and other current assets in our condensed consolidated balance sheets.

Derivative assets and liabilities and amounts representing a right to reclaim cash collateral or obligation to return cash collateral were reflected in our condensed consolidated balance sheets as follows:

	August 26, 2012	May 27, 2012
Prepaid expenses and other current assets	$97.3	$58.7
Other accrued liabilities	221.9	215.4

The following table presents our derivative assets and liabilities, on a gross basis, prior to the offsetting of amounts where legal right of setoff exists at August 26, 2012:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Prepaid expenses and other current assets	$—	Other accrued liabilities	$158.3

Total derivatives designated as hedging instruments		$—		$158.3

Commodity contracts	Prepaid expenses and other current assets	$121.8	Other accrued liabilities	$59.2
Foreign exchange contracts	Prepaid expenses and other current assets	0.9	Other accrued liabilities	12.0
Other	Prepaid expenses and other current assets	0.3	Other accrued liabilities	0.4

Total derivatives not designated as hedging instruments		$123.0		$71.6

Total derivatives		$123.0		$229.9

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

The location and amount of gains (losses) from derivatives not designated as hedging instruments in our condensed consolidated statements of earnings were as follows:

	Location in
	Condensed Consolidated
Derivatives Not	Statement
Designated as	of Earnings of Gain	Amount of Gain (Loss) Recognized on Derivatives in Condensed
Hedging	(Loss) Recognized	Consolidated Statement of Earnings for the Thirteen Weeks Ended
Instruments	on Derivatives	August 26, 2012	August 28, 2011
Commodity contracts	Sales	$(0.7)	$—
Commodity contracts	Cost of goods sold	119.2	42.5
Foreign exchange contracts	Cost of goods sold	(4.1)	(7.0)
Commodity contracts	Selling general and administrative expense	0.2	—
Foreign exchange contracts	Selling, general and administrative expenses	(6.0)	0.3

Total gain from derivative instruments not designated as hedging instruments		$108.6	$35.8

As of August 26, 2012, our open commodity contracts had a notional value (defined as notional quantity times market value per notional quantity unit) of $1.7 billion and $1.5 billion for purchase and sales contracts, respectively. As of May 27, 2012, our open commodity contracts had a notional value of $1.9 billion and $1.3 billion for purchase and sales contracts, respectively. The notional amount of our foreign currency forward and cross currency swap contracts as of August 26, 2012 and May 27, 2012 was $451.6 million and $455.7 million, respectively.

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

At August 26, 2012, the maximum amount of loss due to the credit risk of the counterparties, had the counterparties failed to perform according to the terms of the contracts, was $86.1 million.

6. SHARE-BASED PAYMENTS

For the thirteen weeks ended August 26, 2012, we recognized total stock-based compensation expense (including stock options, restricted stock units, cash-settled restricted stock units, and performance shares) of $13.1 million. For the thirteen weeks ended August 28, 2011, we recognized total stock-based compensation expense of $12.3 million. During the first quarter of fiscal 2013, we granted 0.9 million restricted stock units, 0.9 million cash-settled restricted stock units, 3.9 million stock options, and 0.5 million performance shares, each at a weighted average grant date price of $24.74. During the first quarter of fiscal 2013, we granted 3.9 million stock options with a weighted average exercise price of $24.74. Performance shares are granted to selected executives and other key employees with vesting contingent upon meeting various Company-wide performance goals. The performance goals for the performance period ending in fiscal 2013 are based upon our growth in earnings before interest and taxes and our return on average invested capital measured over the defined performance period. The performance goals for the performance periods ending in fiscal 2014 and fiscal 2015 are based upon our operating cash flow return on operations, a measure of operating cash flow as a percentage of invested capital measured over a defined performance period, and revenue growth. The awards actually earned will range from zero to two hundred percent of the targeted number of performance shares for the performance period ending in fiscal 2013; and from zero to two hundred twenty percent of the targeted number of performance shares for each of the performance periods ending in fiscal 2014 and fiscal 2015. For each of the performance periods ending in fiscal 2014 and fiscal 2015, a payout equal to 25% of approved target incentive is required to be paid out if we achieve a threshold level of cash flow return on operations. Awards, if earned, will be paid in shares of our common stock. Subject to limited exceptions set forth in the performance share plan, any shares earned will be distributed at the end of the performance period. The value of the performance shares is adjusted based upon the market price of our common stock at the end of each reporting period and amortized as compensation expense over the vesting period.

The weighted average Black-Scholes assumptions for stock options granted during the first quarter of fiscal 2013 were as follows:

Expected volatility (%)	22.95
Dividend yield (%)	3.77
Risk-free interest rate (%)	0.57
Expected life of stock option (years)	4.80

The weighted average value of stock options granted during the first quarter of fiscal 2013 was $2.93 per option, based upon a Black-Scholes methodology.

7. EARNINGS PER SHARE

Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock awards, and other dilutive securities.

The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	Thirteen weeks ended
	August 26, 2012	August 28, 2011
Net income attributable to ConAgra Foods, Inc. common stockholders:
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$250.1	$93.7
Income from discontinued operations, net of tax, attributable to ConAgra Foods, Inc. common stockholders	—	0.1

Net income attributable to ConAgra Foods, Inc. common stockholders	250.1	93.8
Less: Increase in redemption value of noncontrolling interests in excess of earnings allocated	(0.4)	(0.3)

Net income attributable to ConAgra Foods, Inc. common stockholders	$249.7	$93.5

Weighted average shares outstanding:
Basic weighted average shares outstanding	407.1	412.7
Add: Dilutive effect of stock options, restricted stock awards, and other dilutive securities	4.9	5.4

Diluted weighted average shares outstanding	412.0	418.1

For the thirteen weeks ended August 26, 2012, there were 12.9 million stock options outstanding that were excluded from the computation of shares contingently issuable upon exercise of the stock options because exercise prices exceeded the average market value of our common stock during the period. For the thirteen weeks ended August 28, 2011, there were 13.5 million stock options excluded from the calculation.

8. INVENTORIES

The major classes of inventories were as follows:

	August 26, 2012	May 27, 2012
Raw materials and packaging	$568.5	$563.8
Work in process	131.3	96.5
Finished goods	1,278.2	1,122.4
Supplies and other	87.7	86.9

Total	$2,065.7	$1,869.6

9. RESTRUCTURING

Acquisition-related restructuring

We are incurring costs in connection with actions taken to attain synergies when integrating recently acquired businesses. These costs, collectively referred to as “acquisition-related exit costs”, include severance and other costs associated with consolidating facilities and administrative functions. In connection with the acquisition-related exit costs, we expect to incur pre-tax cash charges for severance, relocation, and other site closure costs of $9.9 million. We anticipate that we will recognize the following pre-tax cash acquisition-related exit costs, all within our Consumer Foods reporting segment, in selling, general and administrative expenses during fiscal 2012 to 2014 (amounts include charges recognized in fiscal 2012 and the first quarter of fiscal 2013):

Total
Severance and related costs	$9.4
Other, net	0.5

Total selling, general and administrative expenses	9.9

Consolidated total	$9.9

During the first quarter of fiscal 2013, we recognized the following pre-tax charges in our consolidated statement of earnings, all within our Consumer Foods reporting segment, for acquisition-related exit costs:

Total
Accelerated depreciation	$(0.2)

Total cost of goods sold	(0.2)

Severance and related costs	1.7
Other, net	0.3

Total selling, general and administrative expenses	2.0

Consolidated total	$1.8

We recognized the following cumulative (plan inception to August 26, 2012) pre-tax acquisition-related exit costs in our consolidated statement of earnings, all within our Consumer Foods reporting segment:

Total
Severance and related costs	$5.8
Other, net	0.5

Total selling, general and administrative expenses	6.3

Consolidated total	$6.3

Liabilities recorded for acquisition-related exit costs and changes therein for the first quarter of fiscal 2013 were as follows:

	Balance at May 27, 2012	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Changes in Estimates	Balance at August 26, 2012
Total—Severance and related costs	$4.3	$1.6	$(1.6)	$0.3	$4.6

Total	$4.3	$1.6	$(1.6)	$0.3	$4.6

Administrative Efficiency Restructuring Plan

In August 2011, we made a decision to reorganize our Consumer Foods sales function and certain other administrative functions within our Commercial Foods and Corporate reporting segments. These actions, collectively referred to as the “Administrative Efficiency Plan,” are intended to improve the efficiency and effectiveness of the affected sales and administrative functions. In connection with the Administrative Efficiency Plan, we expect to incur approximately $21.1 million of charges, primarily for severance and costs of employee relocation. We anticipate that we will recognize the following pre-tax expenses associated with the Administrative Efficiency Plan in the fiscal 2012 to 2014 timeframe (amounts include charges recognized in fiscal 2012 and the first quarter of fiscal 2013):

	Consumer Foods	Commercial Foods	Corporate	Total
Accelerated depreciation	$—	$—	$1.5	$1.5
Severance and related costs	6.8	—	2.7	9.5
Other, net	7.3	1.1	1.7	10.1

Total selling, general and administrative expenses	14.1	1.1	5.9	21.1

Consolidated total	$14.1	$1.1	$5.9	$21.1

Included in the above estimates are $19.6 million of charges that have resulted or will result in cash outflows and $1.5 million of non-cash charges.

During the first quarter of fiscal 2013, we recognized the following pre-tax charges in our condensed consolidated statement of earnings for the Administrative Efficiency Plan:

	Consumer Foods	Corporate	Total
Accelerated depreciation	$—	$0.1	$0.1
Severance and related costs	0.2	0.3	0.5

Total selling, general and administrative expenses	0.2	0.4	0.6

Consolidated total	$0.2	$0.4	$0.6

We recognized the following cumulative (plan inception to August 26, 2012) pre-tax charges related to the Administrative Efficiency Plan in our consolidated statement of earnings:

	Consumer Foods	Commercial Foods	Corporate	Total
Accelerated depreciation	$—	$—	$1.2	$1.2
Severance and related costs	6.4	—	2.5	8.9
Other, net	6.0	1.0	0.2	7.2

Total selling, general and administrative expenses	12.4	1.0	3.9	17.3

Consolidated total	$12.4	$1.0	$3.9	$17.3

Liabilities recorded for the various initiatives and changes therein for the first quarter of fiscal 2013 under the Administrative Efficiency Plan were as follows:

	Balance at May 27, 2012	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Changes in Estimates	Balance at August 26, 2012
Severance and related costs	$2.1	$0.4	$(1.0)	$0.1	$1.6
Plan implementation costs	0.3	—	(0.3)	—	—

Total	$2.4	$0.4	$(1.3)	$0.1	$1.6

Network Optimization Plan

During the third quarter of fiscal 2011, our Board of Directors approved a plan designed to optimize our manufacturing and distribution networks. We refer to this plan as the “Network Optimization Plan.” The Network Optimization Plan consists of projects that involve, among other things, the exit of certain manufacturing facilities, the disposal of underutilized manufacturing assets, and actions designed to optimize our distribution network. The Network Optimization Plan is expected to be implemented by the end of fiscal 2013 and is intended to improve the efficiency of our manufacturing operations and reduce costs.

In connection with the Network Optimization Plan, we expect to incur pre-tax cash and non-cash charges of $82.0 million. We have recognized, and/or expect to recognize, expenses associated with the Network Optimization Plan, including but not limited to, impairments of property, plant and equipment, accelerated depreciation, severance and related costs, and plan implementation costs (e.g., consulting, employee relocation, etc.). We anticipate that we will recognize the following pre-tax expenses associated with the Network Optimization Plan in the fiscal 2011 to fiscal 2014 timeframe (amounts include charges recognized in fiscal 2011, 2012 and in the first quarter of fiscal 2013):

	Consumer Foods	Commercial Foods	Corporate	Total
Accelerated depreciation	$22.6	$—	$—	$22.6
Inventory write-offs and related costs	10.1	0.4	—	10.5

Total cost of goods sold	32.7	0.4	—	33.1

Asset impairment	13.0	14.0	—	27.0
Severance and related costs	9.6	0.1	—	9.7
Other, net	9.9	1.5	0.8	12.2

Total selling, general and administrative expenses	32.5	15.6	0.8	48.9

Consolidated total	$65.2	$16.0	$0.8	$82.0

Included in the above estimates are $24.2 million of charges that have resulted or will result in cash outflows and $57.8 million of non-cash charges.

During the first quarter of fiscal 2013, we recognized the following pre-tax charges in our condensed consolidated statement of earnings for the Network Optimization Plan:

	Consumer Foods	Corporate	Total
Accelerated depreciation	$1.6	$—	$1.6

Total cost of goods sold	1.6	—	1.6

Asset impairment	(0.3)	—	(0.3)
Other, net	1.7	0.8	2.5

Total selling, general and administrative expenses	1.4	0.8	2.2

Consolidated total	$3.0	$0.8	$3.8

We recognized the following cumulative (plan inception to August 26, 2012) pre-tax charges related to the Network Optimization Plan in our condensed consolidated statement of earnings:

	Consumer Foods	Commercial Foods	Corporate	Total
Accelerated depreciation	$22.1	$—	$—	$22.1
Inventory write-offs and related costs	6.9	0.4	—	7.3

Total cost of goods sold	29.0	0.4	—	29.4

Asset impairment	13.0	14.0	—	27.0
Severance and related costs	9.5	0.1	—	9.6
Other, net	7.9	1.5	0.8	10.2

Total selling, general and administrative expenses	30.4	15.6	0.8	46.8

Consolidated total	$59.4	$16.0	$0.8	$76.2

Liabilities recorded for the various initiatives and changes therein for the first quarter of fiscal 2013 under the Network Optimization Plan were as follows:

	Balance at May 27, 2012	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Changes in Estimates	Balance at August 26, 2012
Severance and related costs	$7.0	$—	$(3.1)	$(0.3)	$3.6
Plan implementation costs	0.8	1.8	(2.0)	—	0.6

Total	$7.8	$1.8	$(5.1)	$(0.3)	$4.2

2010 Restructuring Plan

During fiscal 2010, our Board of Directors approved a plan related to the long-term production of our meat snack products. The plan provided for the closure of our meat snacks production facility in Garner, North Carolina, and the movement of production to our existing facility in Troy, Ohio.

Also in fiscal 2010, we made a decision to consolidate certain administrative functions from Edina, Minnesota, to Naperville, Illinois. We completed the transition of these functions in fiscal 2011. This plan, together with the plan to move production of our meat snacks from Garner, North Carolina to Troy, Ohio, is collectively referred to as the 2010 restructuring plan (“2010 plan”).

In connection with the 2010 plan, we incurred pre-tax cash and non-cash charges of $2.6 million in fiscal 2012. By the end of fiscal 2012, the 2010 plan was complete.

10. INCOME TAXES

Our income tax expense from continuing operations for the first quarter of fiscal 2013 and 2012 was $123.5 million and $48.7 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) from continuing operations was approximately 33% and 34% for the first quarter of fiscal 2013 and 2012, respectively.

The amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $48.5 million as of August 26, 2012 and $48.7 million as of May 27, 2012. Included in the balance at August 26, 2012 and May 27, 2012 was $3.0 million and $3.1 million, respectively, of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. Any associated interest and penalties imposed would affect the tax rate. The gross unrecognized tax benefits excluded related liabilities for gross interest and penalties of $14.3 million and $14.0 million as of August 26, 2012 and May 27, 2012, respectively.

The net amount of unrecognized tax benefits at August 26, 2012 and May 27, 2012 that, if recognized, would impact the Company’s effective tax rate was $30.2 million and $30.3 million, respectively. Recognition of these tax benefits would have a favorable impact on the Company’s effective tax rate.

We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by up to $8 million over the next twelve months due to various federal, state, and foreign audit settlements and the expiration of statutes of limitations.

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

The environmental proceedings include litigation and administrative proceedings involving Beatrice’s status as a potentially responsible party at 36 Superfund, proposed Superfund, or state-equivalent sites; these sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. Beatrice has paid or is in the process of paying its liability share at 32 of these sites. Reserves for these matters have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The reserves for Beatrice-related environmental matters totaled $69.9 million as of August 26, 2012, a majority of which relates to the Superfund and state-equivalent sites referenced above. We expect expenditures for Beatrice-related environmental matters to continue for up to 18 years.

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

We guarantee certain leases and other commercial obligations resulting from the 2002 divestiture of our fresh beef and pork operations. The remaining terms of these arrangements do not exceed four years and the maximum amount of future payments we have guaranteed was approximately $10.2 million as of August 26, 2012.

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

We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At August 26, 2012, the amount of supplier loans we have effectively guaranteed was approximately $73.2 million. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.

We were a party to a supply agreement with an onion processing company where we had guaranteed, under certain conditions, repayment of a secured loan (the “Secured Loan”) of this onion supplier to the onion supplier’s lender. The amount of our guarantee was $25.0 million. We had the option to purchase the Secured Loan, and thereby assume first-priority secured rights to the underlying collateral for the amount of the Secured Loan. During the fourth quarter of fiscal 2012, we received notice from the lender that the onion supplier had defaulted on the Secured Loan and we purchased the Secured Loan from the lender for $40.8 million, and cancelled our guarantee. The Secured Loan was classified as other assets at May 27, 2012. The onion supplier filed for bankruptcy on April 12, 2012. Subsequent to the end of the first quarter of fiscal 2013, we acquired ownership and all rights to the collateral, consisting of agricultural land and a processing facility, securing the Secured Loan through the bankruptcy proceeding. Based on our estimate of the value of the collateral, we expect to recover the carrying value of the Secured Loan either through our operation of the collateral or through the sale of such collateral.

Federal income tax credits were generated related to our sweet potato production facility in Delhi, Louisiana. Third parties invested in certain of these income tax credits. We have guaranteed these third parties the face value of these income tax credits over their statutory lives, through fiscal 2017, in the event that the income tax credits are recaptured or reduced. The face value of the income tax credits was $21.2 million as of August 26, 2012. We believe the likelihood of the recapture or reduction of the income tax credits is remote, and therefore we have not established a liability in connection with this guarantee.

We are a party to a number of lawsuits and claims arising out of the operation of our business. Among these, there are lawsuits, claims, and matters related to the February 2007 recall of our peanut butter products. Among the matters outstanding related to the peanut butter recall are litigation we initiated against an insurance carrier to recover our settlement expenditures and defense costs, and an ongoing investigation by the U.S. Attorney’s office in Georgia. During the first quarter of fiscal 2013, we recognized a charge of $7.5 million in connection with peanut butter matters. This amount is in addition to charges totaling $17.5 million recognized in fiscal 2012 in connection with peanut butter matters, and a charge of $24.8 million we recognized during fiscal 2009 in connection with the insurance coverage dispute. With respect to the coverage dispute matter, during the fourth quarter of fiscal 2012, we received a favorable opinion related to our defense costs, pursuant to which we have received $11.8 million, which was recognized in income in fiscal 2012. During the fourth quarter of fiscal 2012, a jury verdict was rendered in our favor in the amount of $25.0 million on the claim for disputed coverage, which is subject to appeal. This amount has not been recognized in income. With respect to the U.S. Attorney matter, in fiscal 2011, we received formal requests from the U.S. Attorney’s office in Georgia seeking a variety of records and information related to the operations of our peanut butter manufacturing facility in Sylvester, Georgia. These requests are related to the previously disclosed June 2007 execution of a search warrant at our facility following the February 2007 recall. We continue to engage in discussions with officials in regard to the investigation.

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

In April 2010, an accidental explosion occurred at our flour milling facility in Chester, Illinois. Two employees of a subcontractor and one employee of the primary contractor, Westside Salvage (“Westside”), on the site at the time of the accident suffered injuries in the accident. Suit was initiated against Westside and the Company for personal injury claims. During the first quarter of fiscal 2013, a jury in federal court returned a verdict against the Company and Westside and in favor of the three employees. The verdict was in the amount of $77.5 million in compensatory damages apportioned between the Company and Westside and $100.0 million in punitive damages against the Company. While we have insurance policies in place that we believe will cover the full amount of the compensatory and punitive damages apportioned to us (other than a $3 million deductible that we accrued in a prior period), the Company intends to appeal the verdict and the damages. Any exposure in this case is expected to be limited to the applicable insurance deductible.

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

Components of pension benefit and other postretirement benefit costs included:

	Pension Benefits Thirteen weeks ended		Postretirement Benefits Thirteen weeks ended
	August 26, 2012	August 28, 2011	August 26, 2012	August 28, 2011
Service cost	$20.2	$17.1	$0.1	$0.2
Interest cost	36.6	37.2	2.5	3.7
Expected return on plan assets	(52.3)	(48.9)	—	—
Amortization of prior service cost (gain)	0.8	0.8	(2.1)	(2.2)
Recognized net actuarial loss	—	—	1.5	1.5
Curtailment loss	0.8	—	—	—

Benefit cost — Company plans	6.1	6.2	2.0	3.2
Pension benefit cost — multi-employer plans	2.1	2.1	—	—

Total benefit cost	$8.2	$8.3	$2.0	$3.2

During the first quarter of fiscal 2013, we contributed $3.8 million to our pension plans and contributed $6.7 million to our other postretirement plans. Based upon the current funded status of the plans and the current interest rate environment, we anticipate making further contributions of approximately $16.2 million to our pension plans for the remainder of fiscal 2013. We anticipate making further contributions of $20.2 million to our other postretirement plans during the remainder of fiscal 2013. These estimates are based on current tax laws, plan asset performance, and liability assumptions, which are subject to change.

13. LONG-TERM DEBT

During fiscal 2012, we repaid the entire principal balance of $342.7 million of our 6.75% senior notes, which were due on September 15, 2011.

Net interest expense consists of:

	Thirteen weeks ended
	August 26, 2012	August 28, 2011
Long-term debt	$51.6	$56.1
Short-term debt	0.2	0.1
Interest income	(0.8)	(1.3)
Interest capitalized	(1.7)	(2.0)

	$49.3	$52.9

Our net interest expense for the first quarter of fiscal 2013 and 2012 was reduced by $2.2 million and $3.1 million, respectively, due to the impact of interest rate swap contracts entered into in the fourth quarter of fiscal 2010. The interest rate swaps effectively changed our interest rates on the senior long-term debt instruments maturing in fiscal 2012 and 2014 from fixed to variable. During the second quarter of fiscal 2011, we terminated the interest rate swap contracts and received proceeds of $31.5 million. The cumulative adjustment to the fair value of the debt instruments hedged (the effective portion of the hedge) is being amortized as a reduction of interest expense over the remaining lives of the debt instruments (through fiscal 2014).

On September 13, 2012, subsequent to the end of the first quarter of fiscal 2013, we issued senior unsecured notes in the aggregate principal amount of $750 million. These notes were issued in three tranches of $250 million, with terms to maturity and coupon rates of 3 years at 1.35%, 5.5 years at 2.10%, and 10 years at 3.25%, respectively.

14. STOCKHOLDERS’ EQUITY

The following table presents a reconciliation of our stockholders’ equity accounts for the three months ended August 26, 2012:

	ConAgra Foods, Inc. Stockholders’ Equity
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at May 27, 2012	567.9	$2,839.7	$901.5	$4,765.1	$(299.1)	$(3,767.7)	$96.5	$4,536.0

Stock option and incentive plans			(3.3)	(0.2)		27.1		23.6
Currency translation adjustment					14.8			14.8
Repurchase of common shares						(75.0)		(75.0)
Derivative adjustment, net of reclassification adjustment					(2.7)			(2.7)
Activities of noncontrolling interests			(0.4)				0.2	(0.2)
Pension and postretirement healthcare benefits					0.9			0.9
Dividends declared on common stock; $0.24 per share				(97.3)				(97.3)
Net income attributable to ConAgra Foods, Inc.				250.1				250.1

Balance at August 26, 2012	567.9	$2,839.7	$897.8	$4,917.7	$(286.1)	$(3,815.6)	$96.7	$4,650.2

15. FAIR VALUE MEASUREMENTS

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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of August 26, 2012:

	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets	$11.2	$86.1	$—	$97.3
Available-for-sale securities	1.6	—	—	1.6
Deferred compensation assets	5.8	—	—	5.8

Total assets	$18.6	$86.1	$—	$104.7

Liabilities:
Derivative liabilities	$—	$221.9	$—	$221.9
Deferred compensation liabilities	30.1	—	—	30.1

Total liabilities	$30.1	$221.9	$—	$252.0

The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of May 27, 2012:

	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets	$13.8	$44.9	$—	$58.7
Available-for-sale securities	1.6	—	—	1.6
Deferred compensation assets	5.8	—	—	5.8

Total assets	$21.2	$44.9	$—	$66.1

Liabilities:
Derivative liabilities	$—	$215.4	$—	$215.4
Deferred compensation liabilities	27.1	—	—	27.1

Total liabilities	$27.1	$215.4	$—	$242.5

Certain assets and liabilities, including long-lived assets, goodwill, asset retirement obligations, and cost and equity investments are measured at fair value on a nonrecurring basis. There were no significant fair value measurement losses recognized for such assets and liabilities in the periods reported.

The carrying amount of long-term debt (including current installments) was $2.9 billion as of both August 26, 2012 and May 27, 2012. Based on current market rates provided primarily by outside investment bankers, the fair value of this debt at both August 26, 2012 and May 27, 2012 was estimated at $3.5 billion.

16. BUSINESS SEGMENTS AND RELATED INFORMATION

We report our operations in two reporting segments: Consumer Foods and Commercial Foods. The Consumer Foods reporting segment includes branded, private label, and customized food products, which are sold in various retail and foodservice channels, principally in North America. The products include a variety of categories (meals, entrees, condiments, sides, snacks, and desserts) across frozen, refrigerated, and shelf-stable temperature classes. The Commercial Foods reporting segment includes commercially branded foods and ingredients, which are sold principally to foodservice, food manufacturing, and industrial customers. The Commercial Foods segment’s primary products include: specialty potato products, milled grain ingredients, a variety of vegetable products, seasonings, blends, and flavors which are sold under brands such as Lamb Weston®, ConAgra Mills®, and Spicetec Flavors & Seasonings®. We do not aggregate operating segments when determining our reporting segments.

Intersegment sales have been recorded at amounts approximating market. Operating profit for each of the segments is based on net sales less all identifiable operating expenses. General corporate expense, net interest expense, and income taxes have been excluded from segment operations. In the first quarter of fiscal 2013, we revised the manner in which sales of grain within our Commercial Foods segment are recognized. As a result, net sales and cost of goods sold for the first quarter of fiscal 2012 have each been increased by $33.2 million.

	Thirteen weeks ended
	August 26, 2012	August 28, 2011
Net sales
Consumer Foods	$2,042.6	$1,891.7
Commercial Foods	1,269.3	1,213.6

Total net sales	$3,311.9	$3,105.3

Operating profit
Consumer Foods	$235.3	$196.2
Commercial Foods	139.6	97.5

Total operating profit	$374.9	$293.7

Equity method investment earnings
Consumer Foods	$0.1	$1.0
Commercial Foods	7.5	5.2

Total equity method investment earnings	$7.6	$6.2

Operating profit plus equity method investment earnings
Consumer Foods	$235.4	$197.2
Commercial Foods	147.1	102.7

Total operating profit plus equity method investment earnings	$382.5	$299.9

General corporate expenses	$(42.5)	$104.3
Interest expense, net	49.3	52.9
Income tax expense	123.5	48.7

Income from continuing operations	252.2	94.0
Less: Net income attributable to noncontrolling interests	2.1	0.3

Income from continuing operations attributable to ConAgra Foods, Inc.	$250.1	$93.7

Presentation of Derivative Gains (Losses) for Economic Hedges of Forecasted Cash Flows in Segment Results

Derivatives used to manage commodity price risk and foreign currency risk are not designated for hedge accounting treatment. We believe these derivatives provide economic hedges of certain forecasted transactions. As such, these derivatives (except those related to our milling operations, see Note 5) are recognized at fair market value with realized and unrealized gains and losses recognized in general corporate expenses. The gains and losses are subsequently recognized in the operating results of the reporting segments in the period in which the underlying transaction being economically hedged is included in earnings.

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen weeks ended
	August 26, 2012	August 28, 2011
Net derivative gains (losses) incurred	$120.2	$(12.3)
Less: Net derivative gains (losses) allocated to reporting segments	(10.0)	21.2

Net derivative gains (losses) recognized in general corporate expenses	$130.2	$(33.5)

Net derivative gains (losses) allocated to Consumer Foods	$(3.9)	$18.3
Net derivative gains (losses) allocated to Commercial Foods	(6.1)	2.9

Net derivative gains (losses) included in segment operating profit	$(10.0)	$21.2

As of August 26, 2012, the cumulative amount of net derivative gains from economic hedges that had been recognized in Corporate and not yet allocated to reporting segments was $71.3 million. This amount reflected net gains of $130.2 million incurred during the thirteen weeks ended August 26, 2012, as well as net losses of $58.9 million incurred prior to fiscal 2013. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify gains of $37.0 million and $34.3 million to segment operating results in fiscal 2013 and 2014 and thereafter, respectively.

Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 17% and 18% of consolidated net sales in the first quarter of fiscal 2013 and 2012, respectively, primarily in the Consumer Foods segment.

Wal-Mart Stores, Inc. and its affiliates accounted for approximately 14% and 15% of consolidated net receivables as of August 26, 2012 and May 27, 2012, respectively, primarily in the Consumer Foods segment.

ConAgra Foods, Inc. and Subsidiaries

Part I — Financial Information

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current views and assumptions of future events and financial performance and are subject to uncertainty and changes in circumstances. We undertake no responsibility for updating these statements. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These factors include, among other things: availability and prices of raw materials, including any negative effects caused by inflation or adverse weather conditions; the effectiveness of our product pricing, including any pricing actions and promotional changes; future economic circumstances; industry conditions; our ability to execute our operating and restructuring plans; the success of our innovation, marketing, and cost-saving initiatives; the amount and timing of repurchases of our common stock, if any; the competitive environment and related market conditions; operating efficiencies; the ultimate impact of any product recalls; our success in efficiently and effectively integrating our acquisitions; access to capital; actions of governments and regulatory factors affecting our businesses, including the Patient Protection and Affordable Care Act; and other risks described in our reports filed with the Securities and Exchange Commission. We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report.

The following discussion should be read together with our condensed consolidated financial statements and related notes contained in this report and with the financial statements, related notes, and Management’s Discussion & Analysis in our annual report on Form 10-K for the fiscal year ended May 27, 2012. Results for the thirteen week period ended August 26, 2012 are not necessarily indicative of results that may be attained in the future.

Fiscal 2013 First Quarter Executive Overview

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

Diluted earnings per share were $0.61 in the first quarter of fiscal 2013. Diluted earnings per share were $0.22 in the first quarter of fiscal 2012. Certain significant items affect the comparability of year-over-year results of continuing operations (see “Items Impacting Comparability” below).

Items Impacting Comparability

Segment presentation of gains and losses from derivatives used for economic hedging of anticipated commodity input costs and economic hedging of foreign currency exchange rate risks of anticipated transactions is discussed in the segment review below.

Items of note impacting comparability for the first quarter of fiscal 2013 included the following:

•	a charge of $7.5 million ($7.5 million after-tax) in connection with legal matters associated with the 2007 peanut butter recall,

•	charges of $6.5 million ($4.0 million after-tax) of acquisition-related costs, including certain exit costs, and

•	charges totaling $4.4 million ($2.7 million after-tax) in connection with our restructuring plans.

Results of operations for the first quarter of fiscal 2012 included charges totaling $23.6 million ($14.6 million after-tax) for costs incurred in connection with our restructuring plans.

Acquisitions

In August 2012, we acquired the P.F. Chang’s® and Bertolli® brands frozen meal business from Unilever for $266.9 million in cash. This business will be included in the Consumer Foods segment.

In May 2012, we acquired Kangaroo Brands’ pita chip operations for $47.9 million in cash. The business, which manufactures private label and Kangaroo® brand pita chip snacks, is included in the Consumer Foods segment.

In May 2012, we acquired Odom’s Tennessee Pride for $96.6 million in cash, plus assumed liabilities. The business manufactures Odom’s Tennessee Pride® frozen breakfast products and other sausage products. This business is included in the Consumer Foods segment.

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

In November 2011, we acquired an additional equity interest in Agro Tech Foods Limited (“ATFL”) for $4.9 million in cash, net of cash acquired, plus assumed liabilities. ATFL is a publicly traded company in India that markets food and food ingredients to consumers and institutional customers in India. As a result of this investment, we now have a majority interest (approximately 52%) in ATFL. Consolidated financial results of ATFL are included in the Consumer Foods segment.

In June 2011, we purchased various Marie Callender’s® brand trademarks from Marie Callender Pie Shops, Inc., for $57.5 million in cash.

Restructuring Plans

We anticipate incurring costs in connection with actions we take to attain synergies when integrating recently acquired businesses. These costs, collectively referred to as “acquisition-related exit costs,” include severance and other costs associated with consolidating facilities and administrative functions. We expect to incur approximately $9.9 million of charges associated with fiscal 2013 and 2012 acquisitions, all of which are cash charges. In the first quarter of fiscal 2013, we recognized charges of approximately $1.8 million in relation to acquisition-related exit costs.

In August 2011, we made a decision to reorganize our Consumer Foods sales function and certain other administrative functions within our Commercial Foods and Corporate reporting segments. These actions, collectively referred to as the “Administrative Efficiency Plan,” are intended to improve the efficiency and effectiveness of the affected sales and administrative functions. In connection with the Administrative Efficiency Plan, we expect to incur approximately $21.1 million of charges ($19.6 million of which are cash charges), primarily for severance and costs of employee relocation. In the first quarter of fiscal 2013, we recognized charges of approximately $0.6 million in relation to the Administrative Efficiency Plan.

In February 2011, our Board of Directors approved a plan designed to optimize our manufacturing and distribution networks (the “Network Optimization Plan,”). The Network Optimization Plan consists of projects that involve, among other things, the exit of certain manufacturing facilities, the disposal of underutilized manufacturing assets, and actions designed to optimize our distribution network. Implementation of the plan is expected to continue through fiscal 2013 and is intended to improve the efficiency of our manufacturing operations and reduce costs. In connection with the Network Optimization Plan, we currently estimate we will incur aggregate pre-tax costs of approximately $82.0 million, including approximately $24.2 million of cash charges. In the first quarter of fiscal 2013, we recognized charges of $3.8 million in relation to the Network Optimization Plan.

Management continues to evaluate our manufacturing footprint and potential opportunities to generate cost savings. If such opportunities are identified, the Network Optimization Plan will be amended accordingly, and this could lead to significant additional restructuring expenses.

Segment Review

We report our operations in two reporting segments: Consumer Foods and Commercial Foods. In the first quarter of fiscal 2013, we revised the manner in which sales of grain within our Commercial Foods segment are recognized. As a result, segment results of the prior periods have been revised to reflect these changes.

Consumer Foods

The Consumer Foods reporting segment includes branded and private label food products that are sold in various retail and foodservice channels, principally in North America. The products include a variety of categories (meals, entrees, condiments, sides, snacks, and desserts) across frozen, refrigerated, and shelf-stable temperature classes.

Commercial Foods

The Commercial Foods reporting segment principally includes commercially branded foods and ingredients, which are sold primarily to foodservice, food manufacturing, and industrial customers. The segment’s primary products include: specialty potato products, milled grain ingredients, and a variety of vegetable products, seasonings, blends, and flavors, which are sold under brands such as ConAgra Mills®, Lamb Weston®, and Spicetec Flavors & Seasonings®.

Presentation of Derivative Gains (Losses) for Economic Hedges of Forecasted Cash Flows in Segment Results

Derivatives used to manage commodity price risk and foreign currency risk are not designated for hedge accounting treatment. We believe these derivatives provide economic hedges of certain forecasted transactions. As such, these derivatives (except those related to our milling operations, see Note 5 to our condensed consolidated financial statements) are recognized at fair market value with realized and unrealized gains and losses recognized in general corporate expenses. The gains and losses are subsequently recognized in the operating results of the reporting segments in the period in which the underlying transaction being economically hedged is included in earnings.

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen weeks ended
($ in millions)	August 26, 2012	August 28, 2011
Net derivative gains (losses) incurred	$120.2	$(12.3)
Less: Net derivative gains (losses) allocated to reporting segments	(10.0)	21.2

Net derivative gains (losses) recognized in general corporate expenses	$130.2	$(33.5)

Net derivative gains (losses) allocated to Consumer Foods	$(3.9)	$18.3
Net derivative gains (losses) allocated to Commercial Foods	(6.1)	2.9

Net derivative gains (losses) included in segment operating profit	$(10.0)	$21.2

As of August 26, 2012, the cumulative amount of net derivative gains from economic hedges that had been recognized in Corporate and not yet allocated to reporting segments was $71.3 million. This amount reflected net gains of $130.2 million incurred during the thirteen weeks ended August 26, 2012, as well as net losses of $58.9 million incurred prior to fiscal 2013. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify gains of $37.0 million and $34.3 million to segment operating results in fiscal 2013 and 2014 and thereafter, respectively.

Net Sales

($ in millions)	Net Sales
	Thirteen weeks ended
Reporting Segment	August 26, 2012	August 28, 2011	% Inc / (Dec)
Consumer Foods	$2,042.6	$1,891.7	8%
Commercial Foods	1,269.3	1,213.6	5%

Total	$3,311.9	$3,105.3	7%

Net sales for the first quarter of fiscal 2013 were $3.31 billion, an increase of $206.6 million, or 7%, from the first quarter of fiscal 2012. The increase in net sales for the first quarter of fiscal 2013 reflected an 8% increase in net sales in our Consumer Foods segment and a 5% increase in net sales in our Commercial Foods segment relative to results in the first quarter of fiscal 2012.

Consumer Foods net sales for the first quarter of fiscal 2013 were $2.04 billion, an increase of 8%, compared to the first quarter of fiscal 2012. Results reflected an 8% benefit from acquisitions and a 5% increase from net pricing/mix, offset by a 4% decrease in volume performance from our base businesses (those businesses existing at the beginning of fiscal 2012), as well as a 1% decrease due to the impact of foreign exchange rates.

Sales of products associated with some of our most significant brands, including ACT II®, DelMonte®, Marie Callender’s®, Orville Redenbacher’s®, PAM®, Parkay®, Peter Pan®, Rosarita®, Slim Jim®, and Wesson®, grew in the first quarter of fiscal 2013. Significant brands whose products experienced sales declines in the first quarter of fiscal 2013 include Crunch ‘n Munch®, DAVID®, Egg Beaters®, Hebrew National®, Kid Cuisine®, Manwich®, and Swiss Miss®.

Commercial Foods net sales were $1.27 billion for the first quarter of fiscal 2013, an increase of $55.7 million, or 5%, compared to the first quarter of fiscal 2012. Results for the first quarter of fiscal 2013 reflected a 4% increase in volume performance. Results also reflected improved net pricing/mix of 7% in our Lamb Weston® specialty potato products business. The segment’s flour milling operations also reflected the pass-through of lower wheat prices, resulting in a decrease to net sales of approximately $37.6 million.

Selling, General and Administrative Expenses (Includes general corporate expenses)(“SG&A”)

SG&A expenses totaled $453.9 million for the first quarter of fiscal 2013, an increase of $47.3 million, or 12%, as compared to the first quarter of the prior year. SG&A expenses for the first quarter of fiscal 2013 included the following:

•	an increase in advertising and promotion expenses of $19.4 million,

•	an increase in incentive compensation of $12.1 million,

•	an increase in charitable donations of $7.6 million,

•	charges totaling $5.4 million in connection with acquisition-related costs, including restructuring, and

•	charges totaling $2.8 million in connection with our restructuring plans.

SG&A expenses for the first quarter of fiscal 2012 included charges of approximately $20.5 million related to the execution of our restructuring plans.

Operating Profit (Earnings before general corporate expenses, interest expense (net), income taxes, and equity method investment earnings)

($ in millions)	Operating Profit
	Thirteen weeks ended
Reporting Segment	August 26, 2012	August 28, 2011	% Inc / (Dec)
Consumer Foods	$235.3	$196.2	20%
Commercial Foods	139.6	97.5	43%

Consumer Foods operating profit for the first quarter of fiscal 2013 was $235.3 million, an increase of $39.1 million, or 20%, compared to the first quarter of fiscal 2012. Gross profits were $62.6 million higher for the first quarter of fiscal 2013 than for the first quarter of fiscal 2012, driven by the impact of higher net sales, discussed above, and supply chain cost savings initiatives, partially offset by higher commodity input costs. Increased commodity input costs were most significant in proteins, peanuts, popcorn, vegetables, and packaging. Consumer Foods selling, general and administrative expenses were slightly higher in the first quarter of fiscal 2013 than in the first quarter of fiscal 2012. Advertising and promotion expenses increased by $18.3 million in the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012. The Consumer Foods segment incurred costs of $3.2 million and $16.0 million in connection with the restructuring plans in the first quarter of fiscal 2013 and 2012, respectively, as well as $3.3 million of acquisition-related expenses in the first quarter of fiscal 2013.

For the first quarter of fiscal 2013, operating profit for the Commercial Foods segment was $139.6 million, an increase of $42.1 million, or 43%, from the first quarter of fiscal 2012. The gross profits in our specialty potato operations improved in the first quarter of fiscal 2013 relative to the first quarter of fiscal 2012, as increased sales volumes and pricing more than offset higher input costs. Gross profit in the flour milling operations was essentially flat in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. The Commercial Foods segment incurred costs of $4.2 million in connection with the restructuring plans in the first quarter of fiscal 2012.

Interest Expense, Net

Net interest expense was $49.3 million and $52.9 million for the first quarter of fiscal 2013 and 2012, respectively, reflecting the repayment of $343 million of our 6.75% senior notes in September 2011.

Income Taxes

In the first quarter of fiscal 2013 and 2012, our income tax expense was $123.5 million and $48.7 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately 33% and 34% for the first quarter of fiscal 2013 and 2012, respectively. We expect our effective tax rate for the full fiscal year 2013 to be approximately 34%.

Equity Method Investment Earnings

Equity method investment earnings were $7.6 million and $6.2 million, respectively, in the first quarter of fiscal 2013 and 2012.

Earnings Per Share

Our diluted earnings per share for the first quarter of fiscal 2013 were $0.61. Our diluted earnings per share for the first quarter of fiscal 2012 were $0.22.

Liquidity and Capital Resources

Sources of Liquidity and Capital

Our primary financing objective is to maintain a prudent capital structure, including our goal of maintaining an investment grade credit rating that provides us flexibility to pursue our growth objectives. If necessary, we use short-term debt principally to finance ongoing operations, including our seasonal requirements for working capital (accounts receivable, prepaid expenses and other current assets, and inventories, less accounts payable, accrued payroll, and other accrued liabilities) and a combination of equity and long-term debt to finance both our base working capital needs and our noncurrent assets.

At August 26, 2012, we had a $1.5 billion revolving credit facility. The facility is scheduled to mature in September 2016. The facility has historically been used principally as a back-up facility for our commercial paper program. As of August 26, 2012, there were no outstanding borrowings under the facility. The facility requires that our consolidated funded debt not exceed 65% of our consolidated capital base, and that our fixed charges coverage ratio be greater than 1.75 to 1.0. As of August 26, 2012, we were in compliance with these financial covenants.

As of August 26, 2012, we had borrowings of $272.0 million outstanding under our commercial paper program, which was representative of the highest level of borrowings during the fiscal quarter, primarily due to borrowings for the acquisition of the P.F. Chang’s® and Bertolli® brands frozen meal business.

As of the end of the first quarter of fiscal 2013, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the revolving credit facility, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult.

We repurchase our shares of common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board of Directors. We repurchased approximately 2.95 million shares of our common stock for an aggregate of $75.0 million under this program in the first fiscal quarter of 2013, of which approximately $10.8 million was funded by employee stock option exercise proceeds. In December 2011, the Company’s Board of Directors approved a $750 million increase to our share repurchase authorization. The Company’s total remaining share repurchase authorization as of August 26, 2012 was $451.9 million.

Under the share repurchase authorization, we may repurchase our shares periodically over several years, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions. The authorization has no time limit and may be suspended or discontinued at any time.

On September 13, 2012, subsequent to the end of the first quarter of fiscal 2013, we issued senior unsecured notes in the aggregate principal amount of $750 million. These notes were issued in three tranches of $250 million, with terms to maturity and coupon rates of 3 years at 1.35%, 5.5 years at 2.10%, and 10 years at 3.25%, respectively. Proceeds will be used for general corporate purposes, including repayment of outstanding commercial paper, working capital, and other business opportunities.

On September 19, 2012, subsequent to the end of the first quarter of fiscal 2013, our Board of Directors approved an increase in our quarterly dividend to $0.25 per share from the previous level of $0.24 per share, an annualized increase of approximately 4%.

Cash Flows

During the first quarter of fiscal 2013, we generated $13.5 million of cash, which was the net result of $323.9 million generated from operating activities, $365.3 million used in investing activities, $53.2 million provided through financing activities, and an increase of $1.7 million in cash due to the effect of changes in foreign currency exchange rates.

Cash generated from operating activities of continuing operations totaled $323.9 million in the first quarter of fiscal 2013, as compared to $312.0 million generated in the first quarter of fiscal 2012. Increased cash flows from operations reflected significant improvements in net income in the first quarter of fiscal 2013 compared with the first quarter of fiscal 2012. These were offset by cash used for inventory during the quarter, including increases in potato related inventories due to improved crop yields and increases in wheat inventories resulting from higher market prices compared with the first quarter fiscal 2012. Additionally, we paid larger incentive compensation payments in the first quarter of fiscal 2013 (earned in fiscal 2012) than in the first quarter of fiscal 2012 (earned in fiscal 2011).

Cash used in investing activities totaled $365.3 million in the first quarter of fiscal 2013, versus $149.3 million in the first quarter of fiscal 2012. Investing activities of continuing operations in the first quarter of fiscal 2013 consisted primarily of the $266.9 million acquisition of the P.F. Chang’s® and Bertolli® brands frozen meal business and capital expenditures of $98.6 million. Investing activities of continuing operations in the first quarter of fiscal 2012 included capital expenditures of $95.6 million and the acquisition of the Marie Callender’s® license for $57.5 million.

Cash provided through financing activities totaled $53.2 million in the first quarter of fiscal 2013 and cash used through financing activities totaled $41.1 million in the first quarter of fiscal 2012, respectively. During the first quarter of fiscal 2013, we increased our borrowings by $232.0 million in our commercial paper program, a result of temporary financing. During the first quarters of fiscal 2013 and 2012, we paid dividends of $97.9 million and $94.3 million, respectively. In the first quarter of fiscal 2013, we repurchased $75.0 million of our common stock as part of our share repurchase program. Also in the first quarter of fiscal 2013, we repaid $16.9 million of debt (primarily capital lease obligations).

The Company had cash and cash equivalents of $116.5 million at August 26, 2012 and $103.0 million at May 27, 2012, of which $92.9 million at August 26, 2012 and $88.4 million at May 27, 2012 was held in foreign countries. The Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries’ operational activities and future foreign investments. No related deferred tax liability has been accrued as of August 26, 2012. At August 26, 2012, management believed that sufficient liquidity was available in the United States. However, in the unusual event that additional foreign funds are needed in the United States, the Company has the ability to repatriate additional funds. The repatriation could result in an adjustment to the deferred tax liability after considering available foreign tax credits and other tax attributes. It is not practicable to determine the amount of any such deferred tax liability at this time.

We estimate our capital expenditures in fiscal 2013 will exceed $450 million.

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

We hold a 50% interest in Lamb Weston RDO, a potato processing venture. We provide all sales and marketing services to Lamb Weston RDO. We receive a fee for these services based on a percentage of the net sales of the venture. We reflect the value of our ownership interest in this venture in other assets in our condensed consolidated balance sheets, based upon the equity method of accounting. The balance of our investment was $14.6 million and $14.8 million at August 26, 2012 and May 27, 2012, respectively, representing our maximum exposure to loss as a result of our involvement with this venture. The capital structure of Lamb Weston RDO includes owners’ equity of $26.0 million and term borrowings from banks of $41.5 million as of August 26, 2012. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this venture.

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

Obligations and Commitments

As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as lease agreements, debt agreements, and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as “take-or-pay” contracts). The unconditional purchase obligation arrangements are entered into in our normal course of business in order to ensure adequate levels of sourced product are available. Of these items, debt and capital lease obligations, which totaled $2.9 billion as of August 26, 2012, were recognized as liabilities in our condensed consolidated balance sheet. Operating lease obligations and unconditional purchase obligations, which totaled approximately $1.5 billion as of August 26, 2012, were not recognized as liabilities in our condensed consolidated balance sheet, in accordance with generally accepted accounting principles.

A summary of our contractual obligations as of August 26, 2012 was as follows (including obligations of discontinued operations):

	Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt	$2,864.3	$15.3	$578.4	$510.8	$1,759.8
Capital lease obligations	80.5	7.9	13.5	10.2	48.9
Operating lease obligations	446.1	81.6	143.0	91.4	130.1
Purchase obligations	1,069.1	997.7	42.6	6.1	22.7

Total	$4,460.0	$1,102.5	$777.5	$618.5	$1,961.5

As of August 26, 2012, we also had borrowings of $272.0 million outstanding under our commercial paper program. We are also contractually obligated to pay interest on our long-term debt and capital lease obligations. The weighted average coupon interest rate of the long-term debt obligations outstanding as of August 26, 2012 was approximately 7.0%.

The purchase obligations noted in the table above do not reflect $820.0 million of open purchase orders or $512.4 million of agreements for goods and services, some of which are not legally binding. These purchase orders and agreements are generally settleable in the ordinary course of business in less than one year.

The operating lease obligations noted in the table above have not been reduced by non-cancellable sublease rentals of $39 million.

We own a 49.99% interest in Lamb Weston BSW, LLC (“Lamb Weston BSW”), a potato processing venture with Ochoa Ag Unlimited Foods, Inc. (“Ochoa”). We provide all sales and marketing services to Lamb Weston BSW. Under certain circumstances, we could be required to compensate Ochoa for lost profits resulting from significant production shortfalls. Commencing on June 1, 2018, or on an earlier date under certain circumstances, we have a contractual right to purchase the remaining equity interest in Lamb Weston BSW from Ochoa (the “call option”). We are currently subject to a contractual obligation to purchase all of Ochoa’s equity investment in Lamb Weston BSW at the option of Ochoa (the “put option”). The purchase prices under the call option and the put option (the “options”) are based on the book value of Ochoa’s equity interest at the date of exercise, as modified by an agreed-upon rate of return for the holding period of the investment balance. The agreed-upon rate of return varies depending on the circumstances under which any of the options are exercised. As of August 26, 2012, the price at which Ochoa had the right to put its equity interest to us was $35.4 million. This amount, which is presented within other liabilities in our condensed consolidated balance sheets, is not included in the “Contractual Obligations” table, above, as the payment is contingent upon the exercise of the put option by Ochoa, and the eventual occurrence and timing of such exercise is uncertain.

As part of our ongoing operations, we also enter into arrangements that obligate us to make future cash payments only upon the occurrence of a future event (e.g., guarantees of debt or lease payments of a third party should the third party be unable to perform). In accordance with generally accepted accounting principles, the following commercial commitments are not recognized as liabilities in our condensed consolidated balance sheet. A summary of our commitments, including commitments associated with equity method investments, as of August 26, 2012 was as follows:

	Amount of Commitment Expiration Per Period (in millions)
Other Commercial Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Guarantees	$104.6	$78.6	$10.9	$8.6	$6.5
Other commitments	1.1	1.1	—	—	—

Total	$105.7	$79.7	$10.9	$8.6	$6.5

In certain limited situations, we will guarantee an obligation of an unconsolidated entity. We guarantee certain leases and other commercial obligations resulting from the 2002 divestiture of our fresh beef and pork operations. The remaining terms of these arrangements do not exceed four years and the maximum amount of future payments we have guaranteed was approximately $10 million as of August 26, 2012.

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

We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At August 26, 2012, the amount of supplier loans effectively guaranteed by us was approximately $73.2 million, included in the table above. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.

We were a party to a supply agreement with an onion processing company where we had guaranteed, under certain conditions, repayment of a secured loan (the “Secured Loan”) of this onion supplier to the onion supplier’s lender. The amount of our guarantee was $25.0 million. We had the option to purchase the Secured Loan, and thereby assume first-priority secured rights to the underlying collateral for the amount of the Secured Loan. During the fourth quarter of fiscal 2012, we received notice from the lender that the onion supplier had defaulted on the Secured Loan and we purchased the Secured Loan from the lender for $40.8 million, and cancelled our guarantee. The Secured Loan was classified as other assets at May 27, 2012. The onion supplier filed for bankruptcy on April 12, 2012. Subsequent to the end of the first quarter of fiscal 2013, we acquired ownership and all rights to the collateral, consisting of agricultural land and a processing facility, securing the Secured Loan through the bankruptcy proceeding. Based on our estimate of the value of the collateral, we expect to recover the carrying value of the Secured Loan either through our operation of the collateral or through the sale of such collateral.

Federal income tax credits were generated related to the construction of our sweet potato production facility in Delhi, Louisiana. Third parties invested in certain of these income tax credits. We have guaranteed these third parties the face value of these income tax credits over their statutory lives, a period of seven years, in the event that the income tax credits are recaptured or reduced. The face value of the income tax credits was $21.2 million as of August 26, 2012. We believe the likelihood of the recapture or reduction of the income tax credits is remote, and therefore we have not established a liability in connection with this guarantee. The obligations and commitments tables above do not include any reserves for uncertainties in income taxes, as we are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes. The liability for gross unrecognized tax benefits at August 26, 2012 was $48.5 million. The net amount of unrecognized tax benefits at August 26, 2012, that, if recognized, would impact our effective tax rate was $30.2 million. Recognition of this tax benefit would have a favorable impact on our effective tax rate.

Critical Accounting Estimates

A discussion of our critical accounting estimates can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our annual report on Form 10-K for the fiscal year ended May 27, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks affecting us are exposures to price fluctuations of commodity and energy inputs, interest rates, and foreign currencies.

Other than the changes noted below, there have been no material changes in our market risk during the thirteen weeks ended August 26, 2012. For additional information, refer to the “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our annual report on Form 10-K for the fiscal year ended May 27, 2012.

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

Interest Rate Risk

From time to time we use interest rate swaps to manage the effect of interest rate changes on the fair value of our existing debt as well as the forecasted interest payments for the anticipated issuance of debt. During fiscal 2010, we entered into interest rate swap contracts used to effectively convert the interest rates of certain outstanding debt instruments from fixed to variable. During fiscal 2011, we terminated these interest rate swap contracts. As a result of this termination, we received proceeds of $31.5 million. The cumulative adjustment to the fair value of the debt instruments being hedged, $34.8 million, was included in long-term debt and is being amortized as a reduction of interest expense over the remaining lives of the debt instruments (through fiscal 2014). At August 26, 2012, the unamortized amount was $15.4 million.

We have entered into interest rate swap contracts to hedge the interest rate risk related to our forecasted issuance of long-term debt in 2014 (based on the anticipated refinancing of the senior long-term debt maturing at that time). The net notional amount of these interest rate derivatives at August 26, 2012 was $500.0 million. The maximum potential loss associated with these interest rate swap contracts from a hypothetical decrease of 1% in interest rates is approximately $151.8 million. Any such gain or loss would be deferred in accumulated other comprehensive income and recognized in earnings over the life of the forecasted interest payments associated with the anticipated debt refinancing. At August 26, 2012, we had recognized an unrealized loss of $158.4 million in accumulated other comprehensive income for these derivative instruments.

The carrying amount of long-term debt (including current installments) was $2.9 billion as of August 26, 2012. Based on current market rates provided primarily by outside investment bankers, the fair value of this debt at August 26, 2012 was estimated at $3.5 billion. As of August 26, 2012, a one percentage point increase in interest rates would decrease the fair value of our fixed rate debt by approximately $213.4 million, while a one percentage point decrease in interest rates would increase the fair value of our fixed rate debt by approximately $234.8 million.

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

Value-at-Risk (VaR)

We employ various tools to monitor our derivative risk, including value-at-risk (“VaR”) models. We perform simulations using historical data to estimate potential losses in the fair value of current derivative positions. We use price and volatility information for the prior 90 days in the calculation of VaR that is used to monitor our daily risk. The purpose of this measurement is to provide a single view of the potential risk of loss associated with derivative positions at a given point in time based on recent changes in market prices. Our model uses a 95 percent confidence level. Accordingly, in any given one day time period, losses greater than the amounts included in the table, below, are expected to occur only 5 percent of the time. We include commodity swaps, futures, and options and foreign exchange forwards, swaps, and options in this calculation. The following table provides an overview of our average daily VaR for our energy, agriculture, and other commodities over the thirteen weeks ended August 26, 2012 and the prior-year period, as well as the average daily foreign exchange VaR. Other commodities below consists primarily of forward and option contracts for a commodities index, the market price of which is closely correlated with that of our commodity inputs. This index includes items such as agricultural commodities, energy commodities, and metals. The other category below may also include items such as packaging and/or livestock.

	Fair Value Impact
($ in millions)	Average During Thirteen Weeks Ended August 26, 2012	Average During Thirteen Weeks Ended August 28, 2011
Energy Commodities	$1.9	$3.1
Agriculture Commodities	4.4	3.1
Other Commodities	11.6	0.7
Foreign Exchange	1.3	1.4

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of August 26, 2012. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated any change in the Company’s internal control over financial reporting that occurred during the first quarter of fiscal 2013 and determined that there was no change in our internal control over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the total number of shares of common stock purchased during the first quarter of fiscal 2013, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that may yet be Purchased under the Program (1)
May 28 through June 24, 2012	—	—	—	$526,930,000
June 25 through July 22, 2012	2,951,568	25.41	2,951,568	$451,927,000
July 23 through August 26, 2012	—	—	—	$451,927,000

Total Fiscal 2013 First Quarter Activity	2,951,568	25.41	2,951,568	$451,927,000

(1)	Pursuant to publicly announced share repurchase programs from December 2003, we have repurchased approximately 163.5 million shares at a cost of $3.9 billion through August 26, 2012. On December 14, 2011, the Board of Directors approved a $750.0 million increase to the share repurchase program. The current program has no expiration date.

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

Dated this 28th day of September, 2012.

EXHIBIT INDEX

All documents referenced below were filed pursuant to the Securities and Exchange Act of 1934 by ConAgra Foods, Inc. (file number 001-07275), unless otherwise noted.

EXHIBIT	DESCRIPTION

3.1	ConAgra Foods’ Certificate of Incorporation, as restated, incorporated herein by reference to Exhibit 3.1 of ConAgra Foods’ current report on Form 8-K dated December 1, 2005

3.2	Amended and Restated By-Laws of ConAgra Foods, Inc., as Amended, incorporated herein by reference to Exhibit 3.1 of ConAgra Foods’ current report on Form 8-K dated November 29, 2007

10.1*	Form of Restricted Stock Unit Agreement for stock settled RSUs (ConAgra Foods 2009 Stock Plan)

10.2*	Form of Restricted Stock Unit Agreement for Non-Employee Directors (ConAgra Foods 2009 Stock Plan)

12	Statement regarding computation of ratio of earnings to fixed charges

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificates

101.1	The following materials from ConAgra Foods’ Quarterly Report on Form 10-Q for the quarter ended August 26, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

*	Management contract or compensatory plan.