Form 10-Q
period 2012-11-25
CONAGRA FOODS INC /DE/
filed 2012-12-28
CIK 23217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 25, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of issuer’s common stock, as of December 23, 2012, was 404,987,165.

Part I. FINANCIAL INFORMATION		1
Item 1	Financial Statements	1
	Unaudited Condensed Consolidated Statements of Earnings for the Thirteen and Twenty-six Weeks ended November 25, 2012 and November 27, 2011	1
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Thirteen and Twenty-six Weeks ended November 25, 2012 and November 27, 2011	2
	Unaudited Condensed Consolidated Balance Sheets as of November 25, 2012 and May 27, 2012	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Twenty-six Weeks ended November 25, 2012 and November 27, 2011	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4	Controls and Procedures	37
Part II. OTHER INFORMATION		38
Item 1	Legal Proceedings	38
Item 1A	Risk Factors	38
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 6	Exhibits	41
Signatures		42
Exhibit Index
Exhibit 12
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 101.1

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions except per share amounts)

(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	November 25, 2012	November 27, 2011	November 25, 2012	November 27, 2011
Net sales	$3,735.5	$3,431.7	$7,047.4	$6,537.0
Costs and expenses:
Cost of goods sold	2,872.6	2,677.7	5,313.2	5,187.0
Selling, general and administrative expenses	496.7	438.9	950.6	845.5
Interest expense, net	53.4	50.6	102.7	103.5

Income from continuing operations before income taxes and equity method investment earnings	312.8	264.5	680.9	401.0
Income tax expense	109.1	92.9	232.6	141.6
Equity method investment earnings	12.8	11.5	20.4	17.7

Income from continuing operations	216.5	183.1	468.7	277.1
Income from discontinued operations, net of tax	—	—	—	0.1

Net income	$216.5	$183.1	$468.7	$277.2

Less: Net income attributable to noncontrolling interests	4.9	2.9	7.0	3.2

Net income attributable to ConAgra Foods, Inc.	$211.6	$180.2	$461.7	$274.0

Earnings per share — basic
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$0.52	$0.43	$1.13	$0.66
Income from discontinued operations attributable to ConAgra Foods, Inc. common stockholders	—	—	—	—

Net income attributable to ConAgra Foods, Inc. common stockholders	$0.52	$0.43	$1.13	$0.66

Earnings per share — diluted
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$0.51	$0.43	$1.12	$0.65
Income from discontinued operations attributable to ConAgra Foods, Inc. common stockholders	—	—	—	—

Net income attributable to ConAgra Foods, Inc. common stockholders	$0.51	$0.43	$1.12	$0.65

Cash dividends declared per common share	$0.25	$0.24	$0.49	$0.47

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	November 25, 2012	November 27, 2011	November 25, 2012	November 27, 2011
Net income	$216.5	$183.1	$468.7	$277.2
Other comprehensive income (loss):
Net derivative adjustment, net of tax	(0.3)	(48.3)	(3.0)	(80.2)
Unrealized losses on available-for-sale securities, net of tax	—	(0.1)	—	(0.2)
Currency translation adjustment:
Unrealized translation gains (losses)	3.8	(41.0)	18.6	(50.9)
Pension and postretirement healthcare liabilities, net of tax	0.2	18.9	1.1	19.0

Comprehensive income	220.2	112.6	485.4	164.9
Comprehensive income attributable to noncontrolling interests	4.8	2.9	6.9	3.2

Comprehensive income attributable to ConAgra Foods, Inc.	$215.4	$109.7	$478.5	$161.7

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions except share data)

(unaudited)

	November 25, 2012	May 27, 2012
ASSETS
Current assets
Cash and cash equivalents	$476.8	$103.0
Receivables, less allowance for doubtful accounts of $5.8 and $5.9	1,037.8	924.8
Inventories	2,249.1	1,869.6
Prepaid expenses and other current assets	301.3	321.4

Total current assets	4,065.0	3,218.8

Property, plant and equipment	6,045.7	5,995.7
Less accumulated depreciation	(3,253.2)	(3,253.8)

Property, plant and equipment, net	2,792.5	2,741.9

Goodwill	4,105.1	4,015.4
Brands, trademarks and other intangibles, net	1,304.0	1,191.5
Other assets	257.9	274.3

	$12,524.5	$11,441.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable	$—	$40.0
Current installments of long-term debt	9.2	38.1
Accounts payable	1,397.1	1,190.3
Accrued payroll	164.0	177.2
Other accrued liabilities	818.0	779.6

Total current liabilities	2,388.3	2,225.2

Senior long-term debt, excluding current installments	3,413.4	2,662.7
Subordinated debt	195.9	195.9
Other noncurrent liabilities	1,826.6	1,822.1

Total liabilities	7,824.2	6,905.9

Commitments and contingencies (Note 11)
Common stockholders’ equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 567,907,172	2,839.7	2,839.7
Additional paid-in capital	910.2	901.5
Retained earnings	5,027.5	4,765.1
Accumulated other comprehensive loss	(282.3)	(299.1)
Less treasury stock, at cost, 164,258,654 and 160,294,748 common shares	(3,892.8)	(3,767.7)

Total ConAgra Foods, Inc. common stockholders’ equity	4,602.3	4,439.5
Noncontrolling interests	98.0	96.5

Total stockholders’ equity	4,700.3	4,536.0

	$12,524.5	$11,441.9

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Twenty-six weeks ended
	November 25, 2012	November 27, 2011
Cash flows from operating activities:
Net income	$468.7	$277.2
Income from discontinued operations	—	0.1

Income from continuing operations	468.7	277.1
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	185.8	186.5
Asset impairment charges	4.6	7.4
Earnings of affiliates in excess of distributions	(5.4)	(11.2)
Share-based payments expense	27.8	24.4
Contributions to pension plans	(10.1)	(71.5)
Pension expense	11.4	12.4
Other items	(11.0)	(19.1)
Change in operating assets and liabilities excluding effects of business acquisitions and dispositions:
Accounts receivable	(109.9)	(115.1)
Inventory	(335.4)	(228.9)
Deferred income taxes and income taxes payable, net	(2.5)	85.1
Prepaid expenses and other current assets	19.7	(34.2)
Accounts payable	226.4	347.4
Accrued payroll	(13.3)	11.3
Other accrued liabilities	21.8	15.9

Net cash flows from operating activities — continuing operations	478.6	487.5
Net cash flows from operating activities — discontinued operations	—	2.4

Net cash flows from operating activities	478.6	489.9

Cash flows from investing activities:
Additions to property, plant and equipment	(180.4)	(160.5)
Sale of property, plant and equipment	3.9	5.7
Purchase of businesses and intangible assets	(268.6)	(57.5)
Other	(1.5)	—

Net cash flows from investing activities	(446.6)	(212.3)

Cash flows from financing activities:
Net short-term borrowings	(40.0)	—
Issuance of long-term debt	743.0	—
Repayment of long-term debt	(34.2)	(348.1)
Repurchase of ConAgra Foods, Inc. common shares	(238.6)	(84.0)
Cash dividends paid	(195.3)	(189.7)
Exercise of stock options and issuance of other stock awards	102.9	88.8
Other items	1.5	—

Net cash flows from financing activities	339.3	(533.0)

Effect of exchange rate changes on cash and cash equivalents	2.5	(10.5)
Net change in cash and cash equivalents	373.8	(265.9)
Cash and cash equivalents at beginning of period	103.0	972.4

Cash and cash equivalents at end of period	$476.8	$706.5

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Twenty-six Weeks ended November 25, 2012 and November 27, 2011

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

The following details the income tax expense (benefit) on components of other comprehensive income:

	Thirteen weeks ended		Twenty-six weeks ended
	November 25, 2012	November 27, 2011	November 25, 2012	November 27, 2011
Net derivative adjustment	$(0.1)	$(28.5)	$(1.7)	$(47.3)
Unrealized losses on available-for-sale securities	—	—	—	(0.1)
Pension and postretirement healthcare liabilities	0.1	10.7	0.6	10.8

	$—	$(17.8)	$(1.1)	$(36.6)

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

Change in Accounting Method — As described in our Annual Report on Form 10-K for the year ended May 27, 2012, we elected to change our method of accounting for pension benefits. The impact of these changes in our accounting method was reported through retrospective application of the method to all periods presented. Accordingly, all relevant information, as of, and for the quarter and twenty-six week period ended November 25, 2012 has been adjusted to reflect the application of the new method.

2. ACQUISITIONS

In August 2012, we acquired the P.F. Chang’s® and Bertolli® brands frozen meal business from Unilever for $266.9 million in cash. Products will continue to be produced by Unilever under transactions services and contract manufacturing agreements until the end of calendar year 2013. Approximately $100.1 million of the purchase price was allocated to goodwill and $91.8 million was allocated to brands, trademarks and other intangibles. The amount allocated to goodwill is deductible for tax purposes. This business, which has annual sales of approximately $300 million, is included in the Consumer Foods segment.

In May 2012, we acquired Kangaroo Brands’ pita chip operations for $47.9 million in cash. Approximately $20.4 million of the purchase price was allocated to goodwill and $20.8 million was allocated to brands, trademarks and other intangibles. The amount allocated to goodwill is deductible for tax purposes. This business is included in the Consumer Foods segment.

In May 2012, we acquired Odom’s Tennessee Pride for $96.6 million in cash, plus assumed liabilities. The business manufactures Odom’s Tennessee Pride® frozen breakfast products and other sausage products. Approximately $32.6 million of the purchase price was allocated to goodwill and $32.8 million was allocated to brands, trademarks and other intangibles. The amount allocated to goodwill is not deductible for tax purposes. This business is included in the Consumer Foods segment.

In March 2012, we acquired Del Monte Canada for $185.6 million in cash, plus assumed liabilities. The acquisition includes all Del Monte® branded packaged fruit, fruit snacks, and vegetable products in Canada, as well as Aylmer® brand tomato products. Approximately $41.8 million of the purchase price was allocated to goodwill and $86.9 million was allocated to brands, trademarks and other intangibles. The amount allocated to goodwill is not deductible for tax purposes. This business is included in the Consumer Foods segment.

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

In November 2011, we acquired an additional equity interest in Agro Tech Foods Limited (“ATFL”) for $4.9 million in cash, net of cash acquired, plus assumed liabilities. ATFL is a publicly traded company in India that markets food and food ingredients to consumers and institutional customers in India. Approximately $130.3 million of the acquisition value was allocated to goodwill and $42.2 million was allocated to trade names. The amount allocated to goodwill is not deductible for income tax purposes. As a result of this additional investment, we have a majority interest (approximately 52%) in ATFL, and we began consolidating the financial statements of ATFL in the third quarter of fiscal 2012. Prior to our acquisition of a majority interest in ATFL, we accounted for our noncontrolling interest (approximately 48% of the outstanding common shares) under the equity method. The fair value of ATFL was determined based upon the closing price of ATFL common shares as of the date of the acquisition of this additional investment. Consolidated financial results of ATFL are included in the Consumer Foods segment in periods subsequent to our acquisition of a majority interest.

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

	Thirteen weeks ended		Twenty-six weeks ended
	November 25, 2012	November 27, 2011	November 25, 2012	November 27, 2011
Pro forma net sales	$3,735.5	$3,697.7	$7,088.3	$7,039.3
Pro forma net income	$216.5	$195.9	$459.7	$303.0
Pro forma net income from continuing operations per share—basic	$0.52	$0.47	$1.13	$0.73
Pro forma net income from continuing operations per share—diluted	$0.51	$0.47	$1.12	$0.72

3. VARIABLE INTEREST ENTITIES

Variable Interest Entities Consolidated

We own a 49.99% interest in Lamb Weston BSW, LLC (“Lamb Weston BSW”), a potato processing venture with Ochoa Ag Unlimited Foods, Inc. (“Ochoa”). We provide all sales and marketing services to Lamb Weston BSW. Under certain circumstances, we could be required to compensate Ochoa for lost profits resulting from significant production shortfalls (“production shortfalls”). Commencing on June 1, 2018, or on an earlier date under certain circumstances, we have a contractual right to purchase the remaining equity interest in Lamb Weston BSW from Ochoa (the “call option”). We are currently subject to a contractual obligation to purchase all of Ochoa’s equity investment in Lamb Weston BSW at the option of Ochoa (the “put option”). The purchase prices under the call option and the put option (the “options”) are based on the book value of Ochoa’s equity interest at the date of exercise, as modified by an agreed-upon rate of return for the holding period of the investment balance. The agreed-upon rate of return varies depending on the circumstances under which any of the options are exercised. As of November 25, 2012, the price at which Ochoa had the right to put its equity interest to us was $38.0 million. This amount is presented within other noncurrent liabilities in our condensed consolidated balance sheets. We have determined that Lamb Weston BSW is a variable interest entity and that we are the primary beneficiary of the entity. Accordingly, we consolidate the financial statements of Lamb Weston BSW.

We hold a promissory note from Lamb Weston BSW, the balance of which was $36.1 million at November 25, 2012. The promissory note is due in December 2015. The promissory note is currently accruing interest at a rate of LIBOR plus 200 basis points with a floor of 3.25%. In addition, as of November 25, 2012, we provided lines of credit of up to $15.0 million to Lamb Weston BSW. Borrowings under the lines of credit bear interest at a rate of LIBOR plus 200 basis points with a floor of 3.25%. The amounts owed by Lamb Weston BSW to the Company are not reflected in our condensed consolidated balance sheets, as they are eliminated in consolidation.

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

At May 27, 2012, we also consolidated the assets and liabilities of several entities from which we leased corporate aircraft. Each of these entities had been determined to be a variable interest entity and we had been determined to be the primary beneficiary of each of these entities. Under the terms of the aircraft leases, we provided guarantees to the owners of these entities of a minimum residual value of the aircraft at the end of the lease term. We also had fixed price purchase options on the aircraft leased from these entities. All leases with such lessor entities have expired and the assets of these entities were purchased during the first six months of fiscal 2013.

Due to the consolidation of these variable interest entities, we reflected in our condensed consolidated balance sheets:

	November 25, 2012	May 27, 2012
Cash and cash equivalents	$9.6	$10.2
Receivables, less allowance for doubtful accounts	22.8	20.9
Inventories	1.7	1.6
Prepaid expenses and other current assets	0.3	0.2
Property, plant and equipment, net	52.1	82.9
Goodwill	18.8	18.8
Brands, trademarks and other intangibles, net	7.9	8.3

Total assets	$113.2	$142.9

Current installments of long-term debt	$—	$30.1
Accounts payable	11.8	17.9
Accrued payroll	0.5	0.5
Other accrued liabilities	0.7	1.0
Other noncurrent liabilities (minority interest)	31.8	28.9

Total liabilities	$44.8	$78.4

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

We hold a 50.0% interest in Lamb Weston RDO, a potato processing venture. We provide all sales and marketing services to Lamb Weston RDO. We receive a fee for these services based on a percentage of the net sales of the venture. We reflect the value of our ownership interest in this venture in other assets in our condensed consolidated balance sheets, based upon the equity method of accounting. The balance of our investment was $15.0 million and $14.8 million at November 25, 2012 and May 27, 2012, respectively, representing our maximum exposure to loss as a result of our involvement with this venture. The capital structure of Lamb Weston RDO includes owners’ equity of $26.8 million and term borrowings from banks of $44.5 million as of November 25, 2012. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this venture.

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

4. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the first half of fiscal 2013 was as follows:

	Consumer Foods	Commercial Foods	Total
Balance as of May 27, 2012	$3,886.7	$128.7	$4,015.4
Acquisitions	100.1	—	100.1
Currency translation and purchase accounting adjustments	(10.7)	0.3	(10.4)

Balance as of November 25, 2012	$3,976.1	$129.0	$4,105.1

Other identifiable intangible assets were as follows:

	November 25, 2012		May 27, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$1,017.8	$—	$947.7	$—
Amortizing intangible assets	369.7	83.5	313.8	70.0

	$1,387.5	$83.5	$1,261.5	$70.0

Non-amortizing intangible assets are comprised of brands and trademarks.

Amortizing intangible assets, carrying a weighted average life of approximately 15 years, are principally composed of licensing arrangements, customer relationships, and intellectual property. Based on amortizing assets recognized in our condensed consolidated balance sheet as of November 25, 2012, amortization expense is estimated to average $24.8 million for each of the next five years.

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

Commodity and commodity index futures and option contracts are used from time to time to economically hedge commodity input prices on items such as natural gas, vegetable oils, proteins, packaging materials, dairy, grains, and electricity. Generally, we economically hedge a portion of our anticipated consumption of commodity inputs for periods of up to 36 months. We may enter into longer-term economic hedges on particular commodities, if deemed appropriate. As of November 25, 2012, we had economically hedged certain portions of our anticipated consumption of commodity inputs using derivative instruments with expiration dates through June 2015.

In order to reduce exposures related to changes in foreign currency exchange rates, we enter into forward exchange, option, or swap contracts from time to time for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of November 25, 2012, we had economically hedged certain portions of our foreign currency risk in anticipated transactions using derivative instruments with expiration dates through May 2017.

From time to time, we may use derivative instruments, including interest rate swaps, to reduce risk related to changes in interest rates. This includes, but is not limited to, hedging against increasing interest rates prior to the issuance of long-term debt and hedging the fair value of our senior long-term debt.

Derivatives Designated as Cash Flow Hedges

We have entered into interest rate swap contracts to hedge the interest rate risk related to our forecasted issuance of long-term debt in 2014 (based on the anticipated refinancing of the senior long-term debt maturing at that time). We designated these interest rate swaps as cash flow hedges of the forecasted interest payments related to this debt issuance. The pre-tax unrealized loss associated with these derivatives, which is deferred in accumulated other comprehensive loss at November 25, 2012, was $158.9 million.

The net notional amount of these interest rate derivatives at November 25, 2012 was $500.0 million. Hedge ineffectiveness for cash flow hedges may impact net earnings when a change in the value of a hedge does not entirely offset the change in the value of the underlying hedged item. Depending on the nature of the hedge, ineffectiveness is recognized within cost of goods sold or selling, general and administrative expenses. We do not exclude any component of the hedging instrument’s gain or loss when assessing ineffectiveness. The ineffectiveness associated with derivatives designated as cash flow hedges from continuing operations was not material to our results of operations in any period presented.

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

During fiscal 2011, we terminated the interest rate swap contracts and received proceeds of $31.5 million. The cumulative adjustment to the fair value of the debt instruments being hedged is included in long-term debt and is being amortized as a reduction of interest expense over the remaining lives of the debt instruments (through fiscal 2014). At November 25, 2012, the unamortized amount was $13.2 million.

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

Economic Hedges of Fair Values — Foreign Currency Exchange Rate Risk

We may use options and cross currency swaps to economically hedge the fair value of certain monetary assets and liabilities (including intercompany balances) denominated in a currency other than the functional currency. These derivatives are marked-to-market with gains and losses immediately recognized in selling, general and administrative expenses. These substantially offset the foreign currency transaction gains or losses recognized as values of the monetary assets or liabilities being economically hedged change.

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

All derivative instruments are recognized on the balance sheets at fair value. The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. In accordance with generally accepted accounting principles, we offset certain derivative asset and liability balances, as well as certain amounts representing rights to reclaim cash collateral and obligations to return cash collateral, where legal right of setoff exists. At November 25, 2012 , $0.8 million, representing an obligation to return cash collateral, was included in other accrued liabilities, and, at May 27, 2012, $13.2 million, representing a right to reclaim cash collateral, was included in prepaid expenses and other current assets in our condensed consolidated balance sheets.

Derivative assets and liabilities and amounts representing a right to reclaim cash collateral or obligation to return cash collateral were reflected in our condensed consolidated balance sheets as follows:

	November 25, 2012	May 27, 2012
Prepaid expenses and other current assets	$72.2	$58.7
Other accrued liabilities	192.7	215.4

The following table presents our derivative assets and liabilities, on a gross basis, prior to the offsetting of amounts where legal right of setoff existed at November 25, 2012:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Prepaid expenses and other current assets	$—	Other accrued liabilities	$158.9

Total derivatives designated as hedging instruments		$—		$158.9

Commodity contracts	Prepaid expenses and other current assets	$77.6	Other accrued liabilities	$34.7
Foreign exchange contracts	Prepaid expenses and other current assets	3.0	Other accrued liabilities	7.9
Other	Prepaid expenses and other current assets	1.3	Other accrued liabilities	0.1

Total derivatives not designated as hedging instruments		$81.9		$42.7

Total derivatives		$81.9		$201.6

The following table presents our derivative assets and liabilities, on a gross basis, prior to the offsetting of amounts where legal right of setoff existed at May 27, 2012:

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

The location and amount of gains (losses) from derivatives not designated as hedging instruments in our condensed consolidated statements of earnings were as follows:

Derivatives Not Designated as Hedging Instruments	Location in Condensed Consolidated Statement of Earnings of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized on Derivatives in Condensed Consolidated Statement of Earnings for the Thirteen Weeks Ended
		November 25, 2012	November 27, 2011
Commodity contracts	Cost of goods sold	$7.1	$30.6
Foreign exchange contracts	Cost of goods sold	5.4	6.0
Commodity contracts	Selling, general and administrative expense	(0.1)	(0.1)
Foreign exchange contracts	Selling, general and administrative expense	(0.5)	6.2

Total gain from derivative instruments not designated as hedging instruments		$11.9	$42.7

Derivatives Not Designated as Hedging Instruments	Location in Condensed Consolidated Statement of Earnings of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized on Derivatives in Condensed Consolidated Statement of Earnings for the Twenty-six Weeks Ended
		November 25, 2012	November 27, 2011
Commodity contracts	Sales	$(0.7)	$—
Commodity contracts	Cost of goods sold	126.3	73.1
Foreign exchange contracts	Cost of goods sold	1.3	(1.0)
Commodity contracts	Selling, general and administrative expense	0.1	(0.1)
Foreign exchange contracts	Selling, general and administrative expense	(6.5)	6.5

Total gain from derivative instruments not designated as hedging instruments		$120.5	$78.5

As of November 25, 2012, our open commodity contracts had a notional value (defined as notional quantity times market value per notional quantity unit) of $1.4 billion and $1.5 billion for purchase and sales contracts, respectively. As of May 27, 2012, our open commodity contracts had a notional value of $1.9 billion and $1.3 billion for purchase and sales contracts, respectively. The notional amount of our foreign currency forward and cross currency swap contracts as of November 25, 2012 and May 27, 2012 was $391.1 million and $455.7 million, respectively.

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

At November 25, 2012, the maximum amount of loss due to the credit risk of the counterparties, had the counterparties failed to perform according to the terms of the contracts, was $54.6 million.

6. SHARE-BASED PAYMENTS

For the second quarter and first half of fiscal 2013, we recognized total stock-based compensation expense (including stock options, restricted stock units, cash-settled restricted stock units, and performance shares) of $14.7 million and $27.8 million, respectively. For the second quarter and first half of fiscal 2012, we recognized total stock-based compensation expense of $12.1 million and $24.4 million, respectively. During the first half of fiscal 2013, we granted 0.9 million restricted stock units at a weighted average grant date price of $24.80, 0.9 million cash-settled restricted stock units at a weighted average grant date price of $24.74, 3.9 million stock options at a weighted average exercise price of $24.74, and 0.5 million performance shares at a weighted average grant date price of $24.74.

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

The weighted average Black-Scholes assumptions for stock options granted during the first half of fiscal 2013 were as follows:

Expected volatility (%)	22.95
Dividend yield (%)	3.77
Risk-free interest rate (%)	0.57
Expected life of stock option (years)	4.80

The weighted average value of stock options granted during the first half of fiscal 2013 was $2.93 per option, based upon a Black-Scholes methodology.

7. EARNINGS PER SHARE

Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock awards, and other dilutive securities.

The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	Thirteen weeks ended		Twenty-six weeks ended
	November 25, 2012	November 27, 2011	November 25, 2012	November 27, 2011
Net income available to ConAgra Foods, Inc. common stockholders:
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$211.6	$180.2	$461.7	$273.9
Income from discontinued operations, net of tax, attributable to ConAgra Foods, Inc. common stockholders	—	—	—	0.1

Net income attributable to ConAgra Foods, Inc. common stockholders	$211.6	$180.2	$461.7	$274.0
Less: Increase in redemption value of noncontrolling interests in excess of earnings allocated	0.4	0.7	0.8	1.0

Net income available to ConAgra Foods, Inc. common stockholders	$211.2	$179.5	$460.9	$273.0

Weighted average shares outstanding:
Basic weighted average shares outstanding	405.9	413.6	406.5	413.0
Add: Dilutive effect of stock options, restricted stock awards, and other dilutive securities	5.8	5.0	5.3	5.4

Diluted weighted average shares outstanding	411.7	418.6	411.8	418.4

For the second quarter and first half of fiscal 2013, there were 4.9 million and 12.0 million stock options outstanding, respectively, that were excluded from the computation of shares contingently issuable upon exercise of the stock options because exercise prices exceeded the average market value of our common stock during the period. For the second quarter and first half of fiscal 2012, there were 14.7 million and 13.9 million stock options, respectively, excluded from the calculation.

8. INVENTORIES

The major classes of inventories were as follows:

	November 25, 2012	May 27, 2012
Raw materials and packaging	$726.1	$563.8
Work in process	187.6	96.5
Finished goods	1,247.7	1,122.4
Supplies and other	87.7	86.9

Total	$2,249.1	$1,869.6

9. RESTRUCTURING

Acquisition-related restructuring

We are incurring costs in connection with actions taken to attain synergies when integrating recently acquired businesses. These costs, collectively referred to as “acquisition-related exit costs”, include severance and other costs associated with consolidating facilities and administrative functions. In connection with the acquisition-related exit costs, we expect to incur pre-tax cash and non-cash charges for severance, relocation, and other site closure costs of $10.5 million. We anticipate that we will recognize the following acquisition-related exit costs, all within our Consumer Foods reporting segment, in selling, general and administrative expenses during fiscal 2012 to 2014 (amounts include charges recognized in fiscal 2012 and the first half of fiscal 2013):

Total
Severance and related costs	$9.9
Other, net	0.6

Total selling, general and administrative expenses	10.5

Consolidated total	$10.5

Included in the above estimates are $10.2 million of charges that have resulted or will result in cash outflows and $0.3 million of non-cash charges.

During the second quarter of fiscal 2013, we recognized the following pre-tax expenses, all within our Consumer Foods reporting segment, for acquisition-related exit costs:

Total
Severance and related costs	$2.1
Other, net	0.1

Total selling, general and administrative expenses	2.2

Consolidated total	$2.2

During the first half of fiscal 2013, we recognized the following pre-tax expenses, all within our Consumer Foods reporting segment, for acquisition-related exit costs:

Total
Other	$(0.2)

Total cost of goods sold	(0.2)

Severance and related costs	3.6
Other, net	0.6

Total selling, general and administrative expenses	4.2

Consolidated total	$4.0

We recognized the following cumulative (plan inception to November 25, 2012) pre-tax acquisition-related exit costs in our consolidated statement of earnings, all within our Consumer Foods reporting segment:

Total
Severance and related costs	$7.9
Other, net	0.6

Total selling, general and administrative expenses	8.5

Consolidated total	$8.5

Liabilities recorded for acquisition-related exit costs and changes therein for the first half of fiscal 2013 were as follows:

	Balance at May 27, 2012	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Changes in Estimates	Balance at November 25, 2012
Severance and related costs	$4.3	$4.0	$(3.7)	$—	$4.6

Total	$4.3	$4.0	$(3.7)	$—	$4.6

Administrative Efficiency Restructuring Plan

In August 2011, we made a decision to reorganize our Consumer Foods sales function and certain other administrative functions within our Commercial Foods and Corporate reporting segments. These actions, collectively referred to as the “Administrative Efficiency Plan,” are intended to improve the efficiency and effectiveness of the affected sales and administrative functions. In connection with the Administrative Efficiency Plan, we expect to incur approximately $19.2 million of pre-tax cash and non-cash charges, primarily for severance and costs of employee relocation.

We anticipate that we will recognize the following pre-tax expenses associated with the Administrative Efficiency Plan in the fiscal 2012 to 2014 timeframe (amounts include charges recognized in fiscal 2012 and the first half of fiscal 2013):

	Consumer Foods	Commercial Foods	Corporate	Total
Accelerated depreciation	$—	$—	$1.5	$1.5
Severance and related costs	7.2	—	2.2	9.4
Other, net	7.0	1.1	0.2	8.3

Total selling, general and administrative expenses	14.2	1.1	3.9	19.2

Consolidated total	$14.2	$1.1	$3.9	$19.2

Included in the above estimates are $17.3 million of charges that have resulted or will result in cash outflows and $1.9 million of non-cash charges.

During the second quarter of fiscal 2013, we recognized the following pre-tax expenses associated with the Administrative Efficiency Plan:

	Consumer Foods	Corporate	Total
Accelerated depreciation	$—	$0.1	$0.1
Severance and related costs	0.3	0.1	0.4
Other, net	0.4	—	0.4

Total selling, general and administrative expenses	0.7	0.2	0.9

Consolidated total	$0.7	$0.2	$0.9

During the first half of fiscal 2013, we recognized the following pre-tax expenses associated with the Administrative Efficiency Plan:

	Consumer Foods	Corporate	Total
Accelerated depreciation	$—	$0.2	$0.2
Severance and related costs	0.9	—	0.9
Other, net	0.4	—	0.4

Total selling, general and administrative expenses	1.3	0.2	1.5

Consolidated total	$1.3	$0.2	$1.5

We recognized the following cumulative (plan inception to November 25, 2012) pre-tax charges related to the Administrative Efficiency Plan in our consolidated statement of earnings:

	Consumer Foods	Commercial Foods	Corporate	Total
Accelerated depreciation	$—	$—	$1.3	$1.3
Severance and related costs	7.1	—	2.2	9.3
Other, net	6.3	1.0	0.3	7.6

Total selling, general and administrative expenses	13.4	1.0	3.8	18.2

Consolidated total	$13.4	$1.0	$3.8	$18.2

Liabilities recorded for the various initiatives and changes therein for the first half of fiscal 2013 under the Administrative Efficiency Plan were as follows:

	Balance at May 27, 2012	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Changes in Estimates	Balance at November 25, 2012
Severance and related costs	$2.1	$1.0	$(2.0)	$(0.1)	$1.0
Plan implementation costs	0.3	0.1	(0.4)	—	—

Total	$2.4	$1.1	$(2.4)	$(0.1)	$1.0

Network Optimization Plan

During the third quarter of fiscal 2011, our Board of Directors approved a plan designed to optimize our manufacturing and distribution networks. We refer to this plan as the “Network Optimization Plan”. The Network Optimization Plan consists of projects that involve, among other things, the exit of certain manufacturing facilities, the disposal of underutilized manufacturing assets, and actions designed to optimize our distribution network. The Network Optimization Plan is expected to be implemented by the end of fiscal 2014 and is intended to improve the efficiency of our manufacturing operations and reduce costs.

In connection with the Network Optimization Plan, we expect to incur pre-tax cash and non-cash charges of $81.4 million. We have recognized, and/or expect to recognize, expenses associated with the Network Optimization Plan, including but not limited to, impairments of property, plant and equipment, accelerated depreciation, severance and related costs, and plan implementation costs (e.g., consulting and employee relocation). We anticipate that we will recognize the following pre-tax expenses associated with the Network Optimization Plan in the fiscal 2011 to fiscal 2014 timeframe (amounts include charges recognized in fiscal 2011, 2012, and the first half of fiscal 2013):

	Consumer Foods	Commercial Foods	Corporate	Total
Accelerated depreciation	$22.6	$—	$—	$22.6
Inventory write-offs and related costs	9.4	0.4	—	9.8

Total cost of goods sold	32.0	0.4	—	32.4

Asset impairment	13.7	14.0	—	27.7
Gain on sale of property, plant and equipment	(1.0)	—	—	(1.0)
Severance and related costs	9.9	0.1	—	10.0
Other, net	10.0	1.5	0.8	12.3

Total selling, general and administrative expenses	32.6	15.6	0.8	49.0

Consolidated total	$64.6	$16.0	$0.8	$81.4

Included in the above estimates are $25.4 million of charges that have resulted or will result in cash outflows and $56.0 million of non-cash charges.

During the second quarter of fiscal 2013, we recognized the following pre-tax expenses, all within our Consumer Foods reporting segment, associated with the Network Optimization Plan:

Total
Accelerated depreciation	$0.4
Inventory write-offs and related costs	0.1

Total cost of goods sold	0.5

Gain on sale of property, plant and equipment	(0.4)
Severance and related costs	0.2
Other, net	0.4

Total selling, general and administrative expenses	0.2

Consolidated total	$0.7

During the first half of fiscal 2013, we recognized the following pre-tax expenses associated with the Network Optimization Plan:

	Consumer Foods	Corporate	Total
Accelerated depreciation	$2.0	$—	$2.0
Inventory write-offs and related costs	0.1	—	0.1

Total cost of goods sold	2.1	—	2.1

Gain on sale of property, plant and equipment	(1.0)	—	(1.0)
Asset impairment	0.3	—	0.3
Severance and related costs	0.2	—	0.2
Other, net	2.1	0.8	2.9

Total selling, general and administrative expenses	1.6	0.8	2.4

Consolidated total	$3.7	$0.8	$4.5

We recognized the following cumulative (plan inception to November 25, 2012) pre-tax expenses related to the Network Optimization Plan:

	Consumer Foods	Commercial Foods	Corporate	Total
Accelerated depreciation	$22.5	$—	$—	$22.5
Inventory write-offs and related costs	7.0	0.4	—	7.4

Total cost of goods sold	29.5	0.4	—	29.9

Asset impairment	13.6	14.0	—	27.6
Gain on sale of property, plant and equipment	(1.0)	—	—	(1.0)
Severance and related costs	9.7	0.1	—	9.8
Other, net	8.3	1.5	0.8	10.6

Total selling, general and administrative expenses	30.6	15.6	0.8	47.0

Consolidated total	$60.1	$16.0	$0.8	$76.9

Liabilities recorded for the various initiatives and changes therein for the second quarter of fiscal 2013 under the Network Optimization Plan were as follows:

	Balance at May 27, 2012	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Changes in Estimates	Balance at November 25, 2012
Severance and related costs	$7.0	$0.8	$(3.8)	$(0.9)	$3.1
Plan implementation costs	0.8	2.2	(2.9)	—	0.1

Total	$7.8	$3.0	$(6.7)	$(0.9)	$3.2

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

In connection with the 2010 plan, we incurred pre-tax cash and non-cash charges of $67.3 million cumulatively since inception. By the end of fiscal 2012, the 2010 plan was complete.

10. INCOME TAXES

Our income tax expense from continuing operations for the second quarter of fiscal 2013 and 2012 was $109.1 million and $92.9 million, respectively. Income tax expense from continuing operations for the first half of fiscal 2013 and 2012 was $232.6 million and $141.6 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) from continuing operations was approximately 34% and 33% for the second quarter and first half of fiscal 2013, respectively, and 34% for both the second quarter and first half of fiscal 2012.

The amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $46.2 million as of November 25, 2012 and $48.7 million as of May 27, 2012. Included in the balance was $2.4 million as of November 25, 2012 and $3.1 million as of May 27, 2012 for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. Any associated interest and penalties imposed would affect the tax rate. The gross unrecognized tax benefits excluded related liabilities for gross interest and penalties of $12.5 million and $14.0 million as of November 25, 2012 and May 27, 2012, respectively.

The net amount of unrecognized tax benefits at November 25, 2012 and May 27, 2012 that, if recognized, would impact the Company’s effective tax rate was $29.1 million and $30.3 million, respectively. Recognition of these tax benefits would have a favorable impact on the Company’s effective tax rate.

We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by up to $6 million over the next twelve months due to various federal, state, and foreign audit settlements and the expiration of statutes of limitations.

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

The environmental proceedings include litigation and administrative proceedings involving Beatrice’s status as a potentially responsible party at 36 Superfund, proposed Superfund, or state-equivalent sites; these sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. Beatrice has paid or is in the process of paying its liability share at 32 of these sites. Reserves for these matters have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The reserves for Beatrice-related environmental matters totaled $73.0 million as of November 25, 2012, a majority of which relates to the Superfund and state-equivalent sites referenced above. We expect expenditures for Beatrice-related environmental matters to continue for up to 18 years.

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

We guarantee certain leases and other commercial obligations resulting from the 2002 divestiture of our fresh beef and pork operations. The remaining terms of these arrangements do not exceed three years and the maximum amount of future payments we have guaranteed was approximately $9.5 million as of November 25, 2012.

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

We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At November 25, 2012, the amount of supplier loans we have effectively guaranteed was approximately $30.3 million. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.

We were a party to a supply agreement with an onion processing company where we had guaranteed, under certain conditions, repayment of a secured loan (the “Secured Loan”) of this onion supplier to the onion supplier’s lender. The amount of our guarantee was $25.0 million. We had the option to purchase the Secured Loan, and thereby assume first-priority secured rights to the underlying collateral for the amount of the Secured Loan. During the fourth quarter of fiscal 2012, we received notice from the lender that the onion supplier had defaulted on the Secured Loan and we purchased the Secured Loan from the lender for $40.8 million, and cancelled our guarantee. The Secured Loan was classified as other assets at May 27, 2012. The onion supplier filed for bankruptcy on April 12, 2012. During the second quarter of fiscal 2013, we acquired ownership and all rights to the collateral, consisting of agricultural land and a processing facility, securing the Secured Loan through the bankruptcy proceeding. Based on our estimate of the value of the land and processing facility, we expect to recover the carrying value through our operation or sale of these assets.

Federal income tax credits were generated related to our sweet potato production facility in Delhi, Louisiana. Third parties invested in certain of these income tax credits. We have guaranteed these third parties the face value of these income tax credits over their statutory lives, through fiscal 2017, in the event that the income tax credits are recaptured or reduced. The face value of the income tax credits was $21.2 million as of November 25, 2012. We believe the likelihood of the recapture or reduction of the income tax credits is remote, and therefore we have not established a liability in connection with this guarantee.

We are a party to a number of lawsuits and claims arising out of the operation of our business. Among these, there are lawsuits, claims, and matters related to the February 2007 recall of our peanut butter products. Among the matters outstanding related to the peanut butter recall are litigation we initiated against an insurance carrier to recover our settlement expenditures and defense costs, and an ongoing investigation by the U.S. Attorney’s office in Georgia. During the first quarter of fiscal 2013, we recognized a charge of $7.5 million in connection with peanut butter matters. This amount is in addition to charges totaling $17.5 million recognized in fiscal 2012 in connection with peanut butter matters, and a charge of $24.8 million we recognized during fiscal 2009 in connection with the insurance coverage dispute. With respect to the coverage dispute matter, during the fourth quarter of fiscal 2012, we received a favorable opinion related to our defense costs, pursuant to which we received $11.8 million, which was recognized in income in fiscal 2012, and $1.1 million during the second quarter of fiscal 2013, which was recognized in income for the quarter. During the fourth quarter of fiscal 2012, a jury verdict was rendered in our favor in the amount of $25.0 million on the claim for disputed coverage. Judgment for the $25.0 million plus $4.7 million in pre-judgment interest was entered in the second quarter of fiscal 2013. The judgment is subject to appeal. This amount has not been recognized in income. With respect to the U.S. Attorney matter, in fiscal 2011, we received formal requests from the U.S. Attorney’s office in Georgia seeking a variety of records and information related to the operations of our peanut butter manufacturing facility in Sylvester, Georgia. These requests continue and are related to the previously disclosed June 2007 execution of a search warrant at our facility following the February 2007 recall. We continue to engage in discussions with officials in regard to the investigation.

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

During fiscal 2012, we were a party to several lawsuits concerning the use of diacetyl, a butter flavoring ingredient that was added to our microwave popcorn until late 2007. The cases were primarily consumer personal injury suits claiming respiratory illness allegedly due to exposures to vapors from microwaving popcorn. We received favorable outcomes in connection with some of these cases and settled the three remaining pending cases in the second quarter of fiscal 2013. As of the date of this report, we did not have any pending lawsuits related to the use of diacetyl.

Following the end of the second quarter of fiscal 2013, we were named a defendant in two shareholder class action lawsuits brought in the Circuit Court of the City of St. Louis against directors of Ralcorp alleging breaches of fiduciary obligations by them in connection with their approval of the Acquisition. We are alleged to be an aider and abettor of those breaches. The suits seek injunctive relief, damages, attorney’s fees and other relief. There are three other cases pending in the same court, which have been consolidated and make similar allegations against directors of Ralcorp to which we have not been named a defendant.

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

Components of pension benefit and other postretirement benefit costs included:

	Pension Benefits
	Thirteen weeks ended		Twenty-six weeks ended
	November 25, 2012	November 27, 2011	November 25, 2012	November 27, 2011
Service cost	$20.1	$17.1	$40.3	$34.2
Interest cost	36.6	37.2	73.2	74.4
Expected return on plan assets	(52.2)	(48.9)	(104.5)	(97.8)
Amortization of prior service cost	0.8	0.7	1.6	1.5
Curtailment loss	—	—	0.8	—

Benefit cost — Company plans	5.3	6.1	11.4	12.3
Pension benefit cost — multi-employer plans	2.2	2.8	4.3	4.9

Total benefit cost	$7.5	$8.9	$15.7	$17.2

	Postretirement Benefits
	Thirteen weeks ended		Twenty-six weeks ended
	November 25, 2012	November 27, 2011	November 25, 2012	November 27, 2011
Service cost	$0.1	$0.1	$0.2	$0.3
Interest cost	2.5	3.2	5.0	6.9
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	(2.1)	(3.6)	(4.2)	(5.8)
Recognized net actuarial loss	1.5	2.0	3.0	3.5

Total cost	$2.0	$1.7	$4.0	$4.9

During the second quarter and first half of fiscal 2013, we contributed $6.3 million and $10.1 million, respectively, to our pension plans and contributed $6.4 million and $13.1 million, respectively, to our other postretirement plans. Based upon the current funded status of the plans and the current interest rate environment, we anticipate making further contributions of approximately $11.0 million to our pension plans for the remainder of fiscal 2013. We anticipate making further contributions of $10.5 million to our other postretirement plans during the remainder of fiscal 2013. These estimates are based on current tax laws, plan asset performance, and liability assumptions, which are subject to change.

13. LONG-TERM DEBT

During the second quarter of fiscal 2013, we issued senior unsecured notes in the aggregate principal amount of $750.0 million. These notes were issued in three tranches of $250.0 million, with terms to maturity and coupon rates of 3 years at 1.35%, 5.5 years at 2.10%, and 10 years at 3.25%, respectively.

During fiscal 2012, we repaid the entire principal balance of $342.7 million of our 6.75% senior notes, which were due on September 15, 2011.

Net interest expense consists of:

	Thirteen weeks ended		Twenty-six weeks ended
	November 25, 2012	November 27, 2011	November 25, 2012	November 27, 2011
Long-term debt	$55.3	$52.7	$106.8	$108.8
Short-term debt	0.1	—	0.3	0.1
Interest income	(0.7)	(0.9)	(1.4)	(2.2)
Interest capitalized	(1.3)	(1.2)	(3.0)	(3.2)

	$53.4	$50.6	$102.7	$103.5

Our net interest expense for the second quarter and first half of fiscal 2013 was reduced by $2.3 million and $4.5 million, respectively, due to the impact of the interest rate swap contracts entered into in the fourth quarter of fiscal 2010. Our net interest expense for the second quarter and first half of fiscal 2012 was reduced by $2.4 million and $5.5 million, respectively, due to the impact of the interest rate swap contracts. The interest rate swaps effectively changed our interest rates on the senior long-term debt instruments maturing in fiscal 2012 and 2014 from fixed to variable. During the second quarter of fiscal 2011, we terminated the interest rate swap contracts and received proceeds of $31.5 million. The cumulative adjustment to the fair value of the debt instruments that were hedged (the effective portion of the hedge) is being amortized as a reduction of interest expense over the remaining lives of the debt instruments (through fiscal 2014).

14. STOCKHOLDERS’ EQUITY

The following table presents a reconciliation of our stockholders’ equity accounts for the twenty-six weeks ended November 25, 2012:

	ConAgra Foods, Inc. Stockholders’ Equity
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at May 27, 2012	567.9	$2,839.7	$901.5	$4,765.1	$(299.1)	$(3,767.7)	$96.5	$4,536.0

Stock option and incentive plans			9.5	(0.6)		118.9		127.8
Currency translation adjustment					18.7		(0.1)	18.6
Repurchase of common shares						(244.0)		(244.0)
Derivative adjustment, net of reclassification adjustment					(3.0)			(3.0)
Activities of noncontrolling interests			(0.8)				1.6	0.8
Pension and postretirement healthcare benefits					1.1			1.1
Dividends declared on common stock; $0.49 per share				(198.7)				(198.7)
Net income attributable to ConAgra Foods, Inc.				461.7				461.7

Balance at November 25, 2012	567.9	$2,839.7	$910.2	$5,027.5	$(282.3)	$(3,892.8)	$98.0	$4,700.3

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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of November 25, 2012:

	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets	$17.6	$54.6	$—	$72.2
Available-for-sale securities	1.6	—	—	1.6
Deferred compensation assets	5.8	—	—	5.8

Total assets	$25.0	$54.6	$—	$79.6

Liabilities:
Derivative liabilities	$—	$192.7	$—	$192.7
Deferred compensation liabilities	31.9	—	—	31.9

Total liabilities	$31.9	$192.7	$—	$224.6

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

The carrying amount of long-term debt (including current installments) was $3.6 billion as of November 25, 2012 and $2.9 billion as of May 27, 2012. Based on current market rates provided primarily by outside investment bankers, the fair value of this debt at November 25, 2012 and May 27, 2012, was estimated at $4.3 billion and $3.5 billion, respectively.

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

Intersegment sales have been recorded at amounts approximating market. Operating profit for each of the segments is based on net sales less all identifiable operating expenses. General corporate expense, net interest expense, and income taxes have been excluded from segment operations. In the first quarter of fiscal 2013, we revised the manner in which sales of grain within our Commercial Foods segment are recognized. As a result, net sales and cost of goods sold for the second quarter and first half of fiscal 2012 have each been increased by $27.8 million and $61.1 million, respectively.

	Thirteen weeks ended		Twenty-six weeks ended
	November 25, 2012	November 27, 2011	November 25, 2012	November 27, 2011
Net sales
Consumer Foods	$2,423.1	$2,178.2	$4,465.7	$4,069.9
Commercial Foods	1,312.4	1,253.5	2,581.7	2,467.1

Total net sales	$3,735.5	$3,431.7	$7,047.4	$6,537.0

Operating profit
Consumer Foods	$286.0	$256.3	$521.3	$452.5
Commercial Foods	169.3	160.8	308.9	258.3

Total operating profit	$455.3	$417.1	$830.2	$710.8

Equity method investment earnings
Consumer Foods	$0.5	$1.9	$0.6	$2.9
Commercial Foods	12.3	9.6	19.8	14.8

Total equity method investment earnings	$12.8	$11.5	$20.4	$17.7

	Thirteen weeks ended		Twenty-six weeks ended
	November 25, 2012	November 27, 2011	November 25, 2012	November 27, 2011
Operating profit plus equity method investment earnings
Consumer Foods	$286.5	$258.2	$521.9	$455.4
Commercial Foods	181.6	170.4	328.7	273.1

Total operating profit plus equity method investment earnings	$468.1	$428.6	$850.6	$728.5

General corporate expenses	$89.1	$102.0	$46.6	$206.3
Interest expense, net	53.4	50.6	102.7	103.5
Income tax expense	109.1	92.9	232.6	141.6

Income from continuing operations	$216.5	$183.1	$468.7	$277.1
Less: Net income attributable to noncontrolling interests	4.9	2.9	7.0	3.2

Income from continuing operations attributable to ConAgra Foods, Inc.	$211.6	$180.2	$461.7	$273.9

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

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen weeks ended		Twenty-six weeks ended
	November 25, 2012	November 27, 2011	November 25, 2012	November 27, 2011
Net derivative gains (losses) incurred	$(12.0)	$(20.2)	$108.2	$(32.6)
Less: Net derivative gains (losses) allocated to reporting segments	4.1	7.0	(5.9)	28.1

Net derivative gains (losses) recognized in general corporate expenses	$(16.1)	$(27.2)	$114.1	$(60.7)

Net derivative gains (losses) allocated to Consumer Foods	$6.2	$6.7	$2.3	$24.8
Net derivative gains (losses) allocated to Commercial Foods	(2.1)	0.3	(8.2)	3.3

Net derivative gains (losses) included in segment operating profit	$4.1	$7.0	$(5.9)	$28.1

As of November 25, 2012, the cumulative amount of net derivative gains from economic hedges that had been recognized in Corporate and not yet allocated to reporting segments was $55.2 million. This amount reflected net gains of $114.1 million incurred during the twenty-six weeks ended November 25, 2012, as well as net losses of $58.9 million incurred prior to fiscal 2013. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify gains of $30.7 million and $24.5 million to segment operating results in fiscal 2013 and 2014 and thereafter, respectively.

Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 18% and 17% of consolidated net sales in the second quarter and first half of fiscal 2013, respectively, and 18% of consolidated net sales in both the second quarter and first half of fiscal 2012, respectively, primarily in the Consumer Foods segment.

Wal-Mart Stores, Inc. and its affiliates accounted for approximately 16% and 15% of consolidated net receivables as of November 25, 2012 and May 27, 2012, respectively, primarily in the Consumer Foods segment.

17. SUBSEQUENT EVENT

Subsequent to the end of the quarter, on November 26, 2012, we and Ralcorp Holdings, Inc. (“Ralcorp”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which we agreed to acquire Ralcorp (the “Acquisition”). Under the terms of the Merger Agreement, Ralcorp shareholders will receive $90.00 per share in cash for each outstanding share of common stock held. The transaction is valued at approximately $6.8 billion, including the assumption of debt. The parties' obligations to complete the Acquisition are conditioned upon (i) the receipt of regulatory approvals in the United States and Canada, (ii) approval of the Merger Agreement by the holders of two-thirds of the outstanding shares of Ralcorp common stock, and (iii) certain other customary closing conditions. Consummation of the Acquisition is not subject to a financing condition. The Acquisition is expected to be consummated by March 31, 2013.

We intend to finance the Acquisition, including the payment of related fees and expenses, as well as the repayment of up to $1.14 billion of Ralcorp's debt, with cash on hand, borrowings under our existing credit facility and new long-term debt. We have entered into a new $4.5 billion senior unsecured bridge facility and a new $1.5 billion senior unsecured term loan, in each case with Bank of America, N.A., JPMorgan Chase Bank, N.A and Merrill Lynch, Pierce, Fenner & Smith Incorporated and the other financial institutions party thereto. We intend to issue new long-term debt and up to $350 million of equity securities on or prior to the closing of the Acquisition in lieu of borrowing under the bridge facility.

ConAgra Foods, Inc. and Subsidiaries

Part I — Financial Information

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current views and assumptions of future events and financial performance and are subject to uncertainty and changes in circumstances. We undertake no responsibility for updating these statements. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These factors include, among other things: the timing to consummate a potential transaction between ConAgra Foods and Ralcorp; the ability and timing to obtain required regulatory approvals and satisfy other closing conditions, including the approval of Ralcorp’s shareholders; our ability to realize the synergies contemplated by the potential transaction; our ability to promptly and effectively integrate the business of Ralcorp and our business; availability and prices of raw materials, including any negative effects caused by inflation or adverse weather conditions; the effectiveness of our product pricing, including any pricing actions and promotional changes; future economic circumstances; industry conditions; our ability to execute our operating and restructuring plans; the success of our innovation, marketing, including increased marketing investments, and cost-saving initiatives; the competitive environment and related market conditions; operating efficiencies; the ultimate impact of any product recalls; access to capital; our success in efficiently and effectively integrating our acquisitions; actions of governments and regulatory factors affecting our businesses, including the Patient Protection and Affordable Care Act; the amount and timing of repurchases of our common stock, if any; and other risks described in our reports filed with the Securities and Exchange Commission. We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report.

The following discussion should be read together with our condensed consolidated financial statements and related notes contained in this report and with the financial statements, related notes, and Management’s Discussion & Analysis in our annual report on Form 10-K for the fiscal year ended May 27, 2012. Results for the second quarter and first half of fiscal 2013 are not necessarily indicative of results that may be attained in the future.

Fiscal 2013 Second Quarter Executive Overview

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

Diluted earnings per share in the second quarter of fiscal 2013 were $0.51. Diluted earnings per share in the second quarter of fiscal 2012 were $0.43. Diluted earnings per share were $1.12 and $0.65 in the first half of fiscal 2013 and 2012, respectively. Certain significant items affect the comparability of year-over-year results of continuing operations (see “Items Impacting Comparability” below).

Items Impacting Comparability

Segment presentation of gains and losses from derivatives used for economic hedging of anticipated commodity input costs and economic hedging of foreign currency exchange rate risks of anticipated transactions is discussed in the segment review below.

Items of note impacting comparability for the second quarter of fiscal 2013 included the following:

•	charges of $14.8 million ($12.7 million after-tax) of acquisition-related costs, including certain exit costs, and

•	charges totaling $1.6 million ($1.0 million after-tax) in connection with our restructuring plans.

Items of note impacting comparability for the first half of fiscal 2013 included the following:

•	charges of $21.3 million ($16.7 million after-tax) of acquisition-related costs, including certain exit costs,

•	charges totaling $6.0 million ($3.7 million after-tax) in connection with our restructuring plans, and

•	a charge of $7.5 million ($7.5 million after-tax) in connection with legal matters associated with the 2007 peanut butter recall.

Results for the second quarter and first half of fiscal 2012 included charges totaling $16.4 million ($10.0 million after-tax) and $40.0 million ($24.6 million after-tax), respectively, for restructuring costs incurred.

Acquisitions

Subsequent to the end of the quarter, on November 26, 2012, we and Ralcorp Holdings, Inc. (“Ralcorp”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which we agreed to acquire Ralcorp (the “Acquisition”). Under the terms of the Merger Agreement, Ralcorp shareholders will receive $90.00 per share in cash for each outstanding share of common stock held. The transaction is valued at approximately $6.8 billion, including the assumption of debt. The parties' obligations to complete the Acquisition are conditioned upon (i) the receipt of regulatory approvals in the United States and Canada, (ii) approval of the Merger Agreement by the holders of two-thirds of the outstanding shares of Ralcorp common stock, and (iii) certain other customary closing conditions. Consummation of the Acquisition is not subject to a financing condition. The Acquisition is expected to be consummated by March 31, 2013.

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

In June 2011, we purchased various Marie Callender’s® brand trademarks from Marie Callender Pie Shops, Inc. for $57.5 million in cash.

Restructuring Plans

We anticipate incurring costs in connection with actions we take to attain synergies when integrating recently acquired businesses. These costs, collectively referred to as “acquisition-related exit costs,” include severance and other costs associated with consolidating facilities and administrative functions. We expect to incur approximately $10.5 million of charges associated with fiscal 2013 and 2012 acquisitions ($10.2 million of which are cash charges). In the second quarter and first half of fiscal 2013, we recognized charges of approximately $2.2 million and $4.0 million, respectively, in relation to acquisition-related exit costs.

In August 2011, we made a decision to reorganize our Consumer Foods sales function and certain other administrative functions within our Commercial Foods and Corporate reporting segments. These actions, collectively referred to as the “Administrative Efficiency Plan,” are intended to improve the efficiency and effectiveness of the affected sales and administrative functions. In connection with the Administrative Efficiency Plan, we expect to incur approximately $19.2 million of charges ($17.3 million of which are cash charges), primarily for severance and costs of employee relocation. In the second quarter and first half of fiscal 2013, we recognized charges of approximately $0.9 million and $1.5 million, respectively, in relation to the Administrative Efficiency Plan.

In February 2011, our Board of Directors approved a plan designed to optimize our manufacturing and distribution networks (the “Network Optimization Plan”). The Network Optimization Plan consists of projects that involve, among other things, the exit of certain manufacturing facilities, the disposal of underutilized manufacturing assets, and actions designed to optimize our distribution network. Implementation of the plan is expected to continue through fiscal 2014 and is intended to improve the efficiency of our manufacturing operations and reduce costs. In connection with the Network Optimization Plan, we currently estimate we will incur aggregate pre-tax costs of approximately $81.4 million, including approximately $25.4 million of cash charges. In the second quarter and first half of fiscal 2013, we recognized charges of $0.7 million and $4.5 million, respectively, in relation to the Network Optimization Plan.

Management continues to evaluate our manufacturing footprint and potential opportunities to generate cost savings. If such opportunities are identified, the Network Optimization Plan will be amended accordingly, which could lead to significant additional restructuring expenses.

Capital Allocation

During the first half of fiscal 2013, we repurchased approximately 9.0 million shares of our common stock for $244.0 million.

During the first half of fiscal 2012, we repurchased approximately 3.9 million shares of our common stock for $95.2 million, and we repaid the entire principal balance of $342.7 million of our 6.75% senior notes, which were due September 15, 2011.

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

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen weeks ended		Twenty-six weeks ended
($ in millions)	November 25, 2012	November 27, 2011	November 25, 2012	November 27, 2011
Net derivative gains (losses) incurred	$(12.0)	$(20.2)	$108.2	$(32.6)
Less: Net derivative gains (losses) allocated to reporting segments	4.1	7.0	(5.9)	28.1

Net derivative gains (losses) recognized in general corporate expenses	$(16.1)	$(27.2)	$114.1	$(60.7)

Net derivative gains (losses) allocated to Consumer Foods	$6.2	$6.7	$2.3	$24.8
Net derivative gains (losses) allocated to Commercial Foods	(2.1)	0.3	(8.2)	3.3

Net derivative gains (losses) included in segment operating profit	$4.1	$7.0	$(5.9)	$28.1

As of November 25, 2012, the cumulative amount of net derivative gains from economic hedges that had been recognized in Corporate and not yet allocated to reporting segments was $55.2 million. This amount reflected net gains of $114.1 million incurred during the twenty-six weeks ended November 25, 2012, as well as net losses of $58.9 million incurred prior to fiscal 2013. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify gains of $30.7 million and $24.5 million to segment operating results in fiscal 2013 and 2014 and thereafter, respectively.

Net Sales

	Net Sales
	Thirteen weeks ended			Twenty-six weeks ended
($ in millions) Reporting Segment	November 25, 2012	November 27, 2011	% Inc (Dec)	November 25, 2012	November 27, 2011	% Inc (Dec)
Consumer Foods	$2,423.1	$2,178.2	11%	$4,465.7	$4,069.9	10%
Commercial Foods	1,312.4	1,253.5	5%	2,581.7	2,467.1	5%

Total	$3,735.5	$3,431.7	9%	$7,047.4	$6,537.0	8%

Net sales for the second quarter of fiscal 2013 were $3.74 billion, an increase of $303.8 million, or 9%, from the second quarter of fiscal 2012. Net sales for the first half of fiscal 2013 were $7.05 billion, an increase of $510.4 million, or 8%, from the first half of fiscal 2012.

Consumer Foods net sales for the second quarter of fiscal 2013 were $2.42 billion, an increase of $244.9 million, or 11%, compared to the second quarter of fiscal 2012. Consumer Foods net sales for the first half of fiscal 2013 were $4.47 billion, an increase of $395.8 million, or 10%, compared to the first half of fiscal 2012. Results for the second quarter reflected an 11% benefit from acquisitions and a 4% increase from net pricing/mix, offset by a 4% decrease in volume performance from our base businesses (those businesses owned for more than one year). Results for the first half of fiscal 2013 reflected a 10% benefit from acquisitions and a 4% increase from net pricing/mix, offset by a 4% decrease in volume performance from our base businesses (those businesses owned for more than one year). Decrease in volume performance from our base businesses is primarily attributable to volume elasticity or the dampening effect of pricing in the marketplace for both the second quarter and first half of fiscal 2013.

Sales of products associated with some of our most significant brands, including Act II®, Crunch ‘n Munch®, Del Monte®, Hebrew National®, Lightlife®, Marie Callender’s®, Reddi-wip®, Ro*Tel®, and Wesson® grew in the second quarter of fiscal 2013, as compared to the second quarter of fiscal 2012. Significant brands whose products experienced sales declines in the second quarter of fiscal 2013 include Banquet®, Chef Boyardee®, Healthy Choice®, Hunt’s®, Orville Redenbacher’s®, Peter Pan®, Slim Jim®, Snack Pack®, Swiss Miss®, and Van Camp’s®.

Commercial Foods net sales were $1.31 billion for the second quarter of fiscal 2013, an increase of $58.9 million, or 5%, compared to the second quarter of fiscal 2012. Commercial Foods net sales were $2.58 billion for the first half of fiscal 2013, an increase of 5% compared to the first half of fiscal 2012. Commercial Foods net sales in the second quarter of fiscal 2013 reflected the pass-through of

$10.8 million of higher wheat prices in the segment’s flour milling operations. Results for the second quarter of fiscal 2013 also reflected increased volume of approximately 1% and increased net pricing and mix of 7% in the segment’s Lamb Weston® specialty potato products business. The first half of fiscal 2013 reflected the pass-through of lower wheat prices in the segment’s flour milling operations, resulting in a decrease to net sales of $27.5 million. Results for the first half of fiscal 2013 also reflected higher sales volumes of approximately 3% and improved net pricing and mix of approximately 6% in our Lamb Weston® specialty potato products business.

Selling, General and Administrative (“SG&A”) Expenses (Includes general corporate expenses)

SG&A expenses totaled $496.7 million for the second quarter of fiscal 2013, an increase of $57.8 million, as compared to the second quarter of fiscal 2012. SG&A expenses for the second quarter of fiscal 2013 reflected the following:

•	an increase in advertising and promotion spending of $32.8 million,

•	an increase in incentive compensation expense of $12.6 million,

•	charges of $11.8 million of acquisition-related costs, including certain exit costs, and

•	expenses of $1.1 million related to the execution of our restructuring plans.

SG&A expenses for the second quarter of fiscal 2012 included expenses of $8.7 million related to the execution of our restructuring plans.

SG&A expenses totaled $950.6 million for the first half of fiscal 2013, an increase of $105.1 million, as compared to the first half of fiscal 2012.

SG&A expenses for the first half of fiscal 2013 reflected the following:

•	an increase in advertising and promotion expenses of $52.2 million,

•	an increase in incentive compensation expense of $27.9 million,

•	charges of $17.2 million of acquisition-related costs, including certain exit costs, and

•	expenses of $3.9 million related to the execution of our restructuring plans.

SG&A expenses for the first half of fiscal 2012 included expenses of $29.2 million related to the execution of our restructuring plans.

Operating Profit (Earnings before general corporate expenses, interest expense, net, income taxes, and equity method investment earnings)

	Operating Profit
	Thirteen weeks ended			Twenty-six weeks ended
($ in millions) Reporting Segment	November 25, 2012	November 27, 2011	% Inc (Dec)	November 25, 2012	November 27, 2011	% Inc (Dec)
Consumer Foods	$286.0	$256.3	12%	$521.3	$452.5	15%
Commercial Foods	169.3	160.8	5%	308.9	258.3	20%

Consumer Foods operating profit for the second quarter of fiscal 2013 was $286.0 million, an increase of $29.7 million, or 12%, compared to the second quarter of fiscal 2012. Gross profits in Consumer Foods were $85.0 million higher for the second quarter of fiscal 2013 than for the second quarter of fiscal 2012, driven by the impact of higher net sales, discussed above, and the benefit of supply chain cost savings initiatives, partially offset by moderate inflation in product costs (particularly for proteins, vegetables, sweeteners, peanuts, and beans). Advertising and promotion expenses increased by $31.2 million in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012. The Consumer Foods segment also incurred costs of $1.4 million and $15.3 million in connection with the restructuring plans in the second quarter of fiscal 2013 and 2012, respectively, as well as $5.1 million of acquisition-related expenses, including certain exit costs, in the second quarter of fiscal 2013.

Consumer Foods operating profit for the first half of fiscal 2013 was $521.3 million, an increase of $68.8 million, or 15%, compared to the first half of fiscal 2012. Gross profits were $147.6 million higher in the first half of fiscal 2013 than in the first half of fiscal 2012, driven by the impact of higher net sales, discussed above, and the benefit of supply chain cost savings initiatives, partially offset by moderate inflation in product costs (particularly for proteins, packaging, sweeteners, peanuts, and beans). Other items that significantly impacted Consumer Foods operating profit in the first half of fiscal 2013 included an increase in advertising and promotion expenses of $49.5 million and charges totaling $8.4 million of acquisition-related expenses, including certain exit costs, in the first half of fiscal 2013, as well as $5.0 million related to the execution of our restructuring plans. Consumer Foods operating profit in the first half of fiscal 2012 included $31.3 million of charges related to our restructuring plans.

For the second quarter of fiscal 2013, operating profit for the Commercial Foods segment was $169.3 million, an increase of $8.5 million, or 5%, from the second quarter of fiscal 2012. Gross profits in the Commercial Foods segment were $12.8 million higher in the second quarter of fiscal 2013 than in the second quarter of fiscal 2012, driven by higher sales volume and improved pricing in the Lamb Weston® specialty potato business, as well as improved product mix and favorable market conditions within our flour milling operations. These increases were offset by decreased productivity impacted by the quality of potatoes affecting plant recovery and throughputs.

For the first half of fiscal 2013, operating profit for the Commercial Foods segment was $308.9 million, an increase of $50.6 million, or 20%. Gross profits in the Commercial Foods segment were $61.8 million higher in the first half of fiscal 2013 than in the first half of fiscal 2012, driven by higher gross profit in the Lamb Weston® specialty potato operations due to increased volume and net pricing, offsets by decreased productivity impacted by raw quality of potatoes affecting plant recovery and throughputs. Commercial Foods operating profit included $1.3 million and $5.5 million of charges in the second quarter and first half of fiscal 2012, respectively, related to the execution of our restructuring plans.

Interest Expense, Net

Net interest expense was $53.4 million and $50.6 million for the second quarter of fiscal 2013 and 2012, respectively, reflecting the issuance of $750 million of senior notes in September 2012.

Net interest expense was $102.7 million and $103.5 million for the first half of fiscal 2013 and 2012, respectively.

Income Taxes

In the second quarters of fiscal 2013 and 2012, our income tax expense was $109.1 million and $92.9 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately 34% for the second quarters of fiscal 2013 and 2012, respectively. In the first half of fiscal 2013 and 2012, our income tax expense was $232.6 million and $141.6 million, respectively. The effective tax rate was approximately 33% and 34% for the first half of fiscal 2013 and 2012, respectively. The lower effective tax rate for the first half of fiscal 2013 reflected the benefits of a lower state tax effective rate, a larger international rate benefit due to acquisitions, and favorable state audit settlements in fiscal 2013 that related to prior periods.

Equity Method Investment Earnings

Equity method investment earnings were $12.8 million and $11.5 million for the second quarter of fiscal 2013 and 2012, respectively, and were $20.4 million and $17.7 million for the first half of fiscal 2013 and 2012, respectively. Increased equity method investment earnings in the second quarter and first half of fiscal 2013 were the result of more profitable operations of a foreign potato processing venture.

Earnings Per Share

Our diluted earnings per share in the second quarter of fiscal 2013 were $0.51. Diluted earnings per share in the second quarter of fiscal 2012 were $0.43. Diluted earnings per share were $1.12 and $0.65 in the first half of fiscal 2013 and 2012, respectively.

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

At November 25, 2012, we had a $1.5 billion revolving credit facility. The facility is scheduled to mature in September 2016. The facility has historically been used principally as a back-up facility for our commercial paper program. As of November 25, 2012, there were no outstanding borrowings under the facility. The facility requires that our consolidated funded debt not exceed 65% of our consolidated capital base, and that our fixed charges coverage ratio be greater than 1.75 to 1.0. As of November 25, 2012, we were in compliance with these financial covenants.

As of November 25, 2012, we had no borrowings under our commercial paper program. The highest level of borrowings during the first half of fiscal 2013 was approximately $392 million, which occurred at the end of the first quarter fiscal 2013 in association with the acquisition of the P.F. Chang’s® and Bertolli® brands frozen meal business. This balance was paid off in the second quarter of fiscal 2013 upon the issuance of $750 million of senior unsecured notes.

On September 13, 2012, we issued senior unsecured notes in the aggregate principal amount of $750 million. These notes were issued in three tranches of $250 million, with terms to maturity and coupon rates of 3 years at 1.35%, 5.5 years at 2.10%, and 10 years at 3.25%, respectively. Proceeds were used for general corporate purposes, including repayment of outstanding commercial paper, working capital, and other business opportunities.

As of the end of the second quarter of fiscal 2013, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the revolving credit facility, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult. We expect to remain investment grade after the completion of the Acquisition.

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

We repurchased approximately 6.1 million shares of our common stock for $169.0 million under this program in the second quarter of fiscal 2013 bringing the total repurchase amount to 9.0 million shares of our common stock for $244.0 million in the first half of fiscal 2013. We expect to substantially reduce our share repurchase activities in the near term given our plans to acquire Ralcorp. The Company’s total remaining share repurchase authorization as of November 25, 2012 was $282.9 million.

On November 26, 2012, we and Ralcorp entered into the Merger Agreement pursuant to which we agreed to acquire Ralcorp. We intend to finance the Acquisition, including the payment of related fees and expenses, as well as the repayment of up to $1.14 billion of Ralcorp's debt, with cash on hand, borrowings under our existing credit facility and new long-term debt. We have entered into a new $4.5 billion senior unsecured bridge facility and a new $1.5 billion senior unsecured term loan, in each case with Bank of America, N.A., JPMorgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated and the other financial institutions party thereto. We intend to issue new long-term debt and up to $350 million of equity securities on or prior to the closing of the Acquisition in lieu of borrowing under the bridge facility.

On September 19, 2012, our Board of Directors approved an increase in our quarterly dividend to $0.25 per share from the previous level of $0.24 per share, an annualized increase of approximately 4%.

Cash Flows

During the first half of fiscal 2013, we generated $373.8 million of cash, which was the net result of $478.6 million generated from operating activities, $446.6 million used in investing activities, $339.3 million obtained in financing activities, and an increase of $2.5 million in cash due to the effect of changes in foreign currency exchange rates.

Cash generated from operating activities of continuing operations totaled $478.6 million in the first half of fiscal 2013, as compared to $487.5 million generated in the first half of fiscal 2012. Although net cash flows from operations were relatively constant in the first half of fiscal 2013, some differences were notable. Net income from operations generated $191.6 million more in the first half of fiscal 2013. This increase was offset by an increase in cash used for inventory, which resulted from taking positions in protein commodities and increased seasonal tomato production. We did not experience a corresponding increase in accounts payable due to the timing of commodity related payments. In the first half of fiscal 2013, we experienced decreases in prepaid and other current assets resulting primarily from our grower related contracts; whereas in the first half of 2012 we had increases in those grower related balances. In the first half of fiscal 2013, the estimated tax payments required increased due to higher income and changes in tax laws including elimination of bonus depreciation deductions. Contributions to our pension plans were lower in the first half of fiscal 2013. We paid larger incentive compensation payments in the first quarter of fiscal 2013 (earned in fiscal 2012) than in the first quarter of fiscal 2012 (earned in fiscal 2011).

Cash used in investing activities from continuing operations totaled $446.6 million in the first half of fiscal 2013, versus cash used in investing activities of $212.3 million in the first half of fiscal 2012. Investing activities of continuing operations in the first half of fiscal 2013 consisted primarily of capital expenditures of $180.4 million and the acquisition of the P.F. Chang’s® and Bertolli® brands frozen meal business from Unilever for $266.9 million in cash. Investing activities of continuing operations in the first half of fiscal 2012 included capital expenditures of $160.5 million and the acquisition of an intangible asset (the Marie Callender’s® license) for $57.5 million.

Cash generated from financing activities of continuing operations totaled $339.3 million in the first half of fiscal 2013 compared with cash used of $533.0 million in the first half of fiscal 2012. During the first half of fiscal 2013 and 2012, we paid dividends of $195.3 million and $189.7 million, respectively. In the first half of fiscal 2013 and 2012, we repurchased $238.6 million (shares repurchased totaled $244.0 million, but a portion of the share repurchase transactions had not settled as of November 25, 2012) and $84.0 million (shares repurchased totaled $95.3 million, but a portion of the share repurchase transactions had not settled as of November 27, 2011), respectively, of our common stock as part of our share repurchase program. Amounts funded by employee stock option exercise proceeds were $102.9 million in the first half of fiscal 2013. In first half of fiscal 2013, we issued long-term debt that generated $743.0 million in cash; whereas during the first half of fiscal 2012, we decreased our debt by $348.1 million including repayment of $342.7 million upon maturity of our 6.75% senior notes.

The Company had cash and cash equivalents of $476.8 million at November 25, 2012 and $103.0 million at May 27, 2012, of which $90.9 million at November 25, 2012 and $88.4 million at May 27, 2012 was held in foreign countries. The Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. No related deferred tax liability has been accrued as of November 25, 2012. At November 25, 2012, management believed that sufficient liquidity was available in the United States. However, in the unusual event that additional foreign funds are needed in the United States, the Company has the ability to repatriate additional funds. The repatriation could result in an adjustment to the deferred tax liability after considering available foreign tax credits and other tax attributes. It is not practicable to determine the amount of any such deferred tax liability at this time.

We estimate our capital expenditures in fiscal 2013 will be approximately $500 million.

Management believes that existing cash balances, cash flows from operations, existing credit facilities, and access to capital markets will provide sufficient liquidity to meet our working capital needs, funds necessary for consummation of the Acquisition, planned capital expenditures, and payment of anticipated quarterly dividends for at least the next twelve months.

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

We hold a 50.0% interest in Lamb Weston RDO, a potato processing venture. We provide all sales and marketing services to Lamb Weston RDO. We receive a fee for these services based on a percentage of the net sales of the venture. We reflect the value of our ownership interest in this venture in other assets in our condensed consolidated balance sheets, based upon the equity method of accounting. The balance of our investment was $15.0 million and $14.8 million at November 25, 2012 and May 27, 2012, respectively, representing our maximum exposure to loss as a result of our involvement with this venture. The capital structure of Lamb Weston RDO includes owners’ equity of $26.8 million and term borrowings from banks of $44.5 million as of November 25, 2012. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this venture.

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

Obligations and Commitments

As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as lease agreements, debt agreements, and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as “take-or-pay” contracts). The unconditional purchase obligation arrangements are entered into in our normal course of business in order to ensure adequate levels of sourced product are available. Of these items, debt and capital lease obligations, which totaled $3.7 billion as of November 25, 2012, were recognized as liabilities in our condensed consolidated balance sheet. Operating lease obligations and unconditional purchase obligations, which totaled $1.1 billion as of November 25, 2012, were not recognized as liabilities in our condensed consolidated balance sheet, in accordance with generally accepted accounting principles.

A summary of our contractual obligations as of November 25, 2012 was as follows (including obligations of discontinued operations):

	Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt	$3,599.2	$0.6	$828.4	$510.5	$2,259.7
Capital lease obligations	80.1	8.6	13.3	10.6	47.6
Operating lease obligations	437.2	84.0	140.2	88.8	124.2
Purchase obligations	634.9	577.0	29.5	6.0	22.4

Total	$4,751.4	$670.2	$1,011.4	$615.9	$2,453.9

We are also contractually obligated to pay interest on our long-term debt and capital lease obligations. The weighted average coupon interest rate of the long-term debt obligations outstanding as of November 25, 2012 was approximately 6.0%.

The purchase obligations noted in the table above do not reflect $680.7 million of open purchase orders or $439.3 million of agreements for goods and services, some of which are not legally binding. These purchase orders and agreements are generally settleable in the ordinary course of business in less than one year.

The operating lease obligations noted in the table above have not been reduced by non-cancellable sublease rentals of $37.7 million.

We own a 49.99% interest in Lamb Weston BSW, LLC (“Lamb Weston BSW”), a potato processing venture with Ochoa Ag Unlimited Foods, Inc. (“Ochoa”). We provide all sales and marketing services to Lamb Weston BSW. Under certain circumstances, we could be required to compensate Ochoa for lost profits resulting from significant production shortfalls. Commencing on June 1, 2018, or on an earlier date under certain circumstances, we have a contractual right to purchase the remaining equity interest in Lamb Weston BSW from Ochoa (the “call option”). We are currently subject to a contractual obligation to purchase all of Ochoa’s equity investment in Lamb Weston BSW at the option of Ochoa (the “put option”). The purchase prices under the call option and the put option (the “options”) are based on the book value of Ochoa’s equity interest at the date of exercise, as modified by an agreed-upon rate of return for the holding period of the investment balance. The agreed-upon rate of return varies depending on the circumstances under which any of the options are exercised. As of November 25, 2012, the price at which Ochoa had the right to put its equity interest to us was $38.0 million. This amount, which is presented within other liabilities in our condensed consolidated balance sheet, is not included in the “Contractual Obligations” table, above, as the payment is contingent upon the exercise of the put option by Ochoa, and the eventual occurrence and timing of such exercise is uncertain.

As part of our ongoing operations, we also enter into arrangements that obligate us to make future cash payments only upon the occurrence of a future event (e.g., guarantees of debt or lease payments of a third party should the third party be unable to perform). In accordance with generally accepted accounting principles, the following commercial commitments are not recognized as liabilities in our condensed consolidated balance sheet. A summary of our commitments, including commitments associated with equity method investments, as of November 25, 2012 was as follows:

	Amount of Commitment Expiration Per Period (in millions)
Other Commercial Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Guarantees	$61.0	$35.7	$10.9	$7.9	$6.5
Other commitments	0.8	0.8	—	—	—

Total	$61.8	$36.5	$10.9	$7.9	$6.5

In certain limited situations, we will guarantee an obligation of an unconsolidated entity. We guarantee certain leases and other commercial obligations resulting from the 2002 divestiture of our fresh beef and pork operations. The remaining terms of these arrangements do not exceed three years and the maximum amount of future payments we have guaranteed was $9.5 million as of November 25, 2012.

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

We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At November 25, 2012, the amount of supplier loans effectively guaranteed by us was $30.3 million, included in the table above. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.

We are a party to a supply agreement with an onion processing company where we had guaranteed, under certain conditions, repayment of a secured loan (the “Secured Loan”) of this onion supplier to the onion supplier’s lender. The amount of our guarantee was $25.0 million. We had the option to purchase the Secured Loan, and thereby assume first-priority secured rights to the underlying collateral for the amount of the Secured Loan. During the fourth quarter of fiscal 2012, we received notice from the lender that the onion supplier had defaulted on the Secured Loan and we purchased the Secured Loan from the lender for $40.8 million, and cancelled our guarantee. The Secured Loan was classified as other assets at May 27, 2012. The onion supplier filed for bankruptcy on April 12, 2012. During the second quarter of fiscal 2013, we acquired ownership and all rights to the collateral, consisting of agricultural land and a processing facility, securing the Secured Loan through the bankruptcy proceeding. Based on our estimate of the value of the agricultural land and processing facility, we expect to recover the carrying value through our operation or sale of these assets.

Federal income tax credits were generated related to the construction of our sweet potato production facility in Delhi, Louisiana. Third parties invested in certain of these income tax credits. We have guaranteed these third parties the face value of these income tax credits over their statutory lives, a period of seven years, in the event that the income tax credits are recaptured or reduced. The face value of the income tax credits was $21.2 million as of November 25, 2012. We believe the likelihood of the recapture or reduction of the income tax credits is remote, and therefore we have not established a liability in connection with this guarantee.

The obligations and commitments tables above do not include any reserves for uncertainties in income taxes, as we are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes. The liability for gross unrecognized tax benefits at November 25, 2012 was $46.2 million. The net amount of unrecognized tax benefits at November 25, 2012, that, if recognized, would impact our effective tax rate was $29.1 million. Recognition of these tax benefits would have a favorable impact on our effective tax rate.

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

Other than the changes noted below, there have been no material changes in our market risk during the twenty-six weeks ended November 25, 2012. For additional information, refer to the “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our annual report on Form 10-K for the fiscal year ended May 27, 2012.

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

Interest Rate Risk

From time to time, we use interest rate swaps to manage the effect of interest rate changes on the fair value of our existing debt as well as the forecasted interest payments for the anticipated issuance of debt. During fiscal 2010, we entered into interest rate swap contracts used to effectively convert the interest rates of certain outstanding debt instruments from fixed to variable. During fiscal 2011, we terminated these interest rate swap contracts. As a result of this termination, we received proceeds of $31.5 million. The cumulative adjustment to the fair value of the debt instruments that were hedged, $34.8 million, was included in long-term debt and is being amortized as a reduction of interest expense over the remaining lives of the debt instruments (through fiscal 2014). At November 25, 2012, the unamortized amount was $13.2 million.

We have entered into interest rate swap contracts to hedge the interest rate risk related to our forecasted issuance of long-term debt in 2014 (based on the anticipated refinancing of the senior long-term debt maturing at that time). The net notional amount of these interest rate derivatives at November 25, 2012 was $500.0 million. The maximum potential loss associated with these interest rate swap contracts from a hypothetical decrease of 1% in interest rates is approximately $151.9 million. Any such gain or loss, to the extent the hedge was effective, would be deferred in accumulated other comprehensive income and recognized in earnings over the life of the forecasted interest payments associated with the anticipated debt refinancing. At November 25, 2012, we had recognized an unrealized loss of $158.9 million in accumulated other comprehensive income for these derivative instruments.

The carrying amount of long-term debt (including current installments) was $3.6 billion as of November 25, 2012. Based on current market rates provided primarily by outside investment bankers, the fair value of this debt at November 25, 2012 was estimated at $4.3 billion. As of November 25, 2012, a one percentage point increase in interest rates would decrease the fair value of our fixed rate debt by approximately $253 million, while a one percentage point decrease in interest rates would increase the fair value of our fixed rate debt by approximately $276 million.

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

Value-at-Risk (VaR)

We employ various tools to monitor our derivative risk, including value-at-risk (“VaR”) models. We perform simulations using historical data to estimate potential losses in the fair value of current derivative positions. We use price and volatility information for the prior 90 days in the calculation of VaR that is used to monitor our daily risk. The purpose of this measurement is to provide a single view of the potential risk of loss associated with derivative positions at a given point in time based on recent changes in market prices. Our model uses a 95 percent confidence level. Accordingly, in any given one day time period, losses greater than the amounts included in the table, below, are expected to occur only 5 percent of the time. We include commodity swaps, futures, and options and foreign exchange forwards, swaps, and options in this calculation. The following table provides an overview of our average daily VaR for our energy, agriculture, and other commodities over the twenty-six week period ending November 25, 2012 and the prior-year period, as well as the average daily foreign exchange VaR. Other commodities below consists primarily of forward and option contracts for a commodities index, the market price of which is closely correlated with that of our commodity inputs. This index includes items such as agricultural commodities, energy commodities, and metals. The other commodities category below may also include items such as packaging and/or livestock.

	Fair Value Impact
In Millions	Average During Twenty-six Weeks Ended November 25, 2012	Average During Twenty-six Weeks Ended November 27, 2011
Energy commodities	$2.5	$2.8
Agriculture commodities	$3.7	$4.2
Other commodities	$7.6	$1.3
Foreign exchange	$1.3	$1.3

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of November 25, 2012. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated any change in the Company’s internal control over financial reporting that occurred during the quarter covered by this report and determined that there was no change in our internal control over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Following the end of the second quarter of fiscal 2013, we were named a defendant in several shareholder class action lawsuits brought in the Circuit Court of the City of St. Louis against directors of Ralcorp Holdings, Inc. alleging breaches of fiduciary obligations by them in connection with their approval of our proposed acquisition of Ralcorp. We are alleged to be an aider and abettor of those breaches. The suits seek injunctive relief, damages, attorney’s fees and other relief. There are additional cases pending in the same court, which have been consolidated and make similar allegations against directors of Ralcorp to which we have not been named a defendant.

The U.S. Environmental Protection Agency (the “EPA”) is seeking civil penalties for alleged violations of the Spill Prevention, Control and Countermeasures (“SPCC”) regulations under the Clean Water Act arising out of an inspection at the ConAgra Foods’ production facility in Memphis, TN on October 23, 2007. The EPA has alleged deficiencies in that SPCC facility plan and failure to implement certain aspects of the SPCC facility plan in accordance with EPA regulations. The EPA has requested civil penalties in excess of $100,000 for the alleged violations.

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

ITEM 1A. RISK FACTORS

A discussion of our risk factors can be found in Item 1A, Risk Factors, in our annual report on Form 10-K for the fiscal year ended May 27, 2012. The information included below, including additional risks relating to the pending acquisition (the “Acquisition”) of Ralcorp Holdings, Inc. (“Ralcorp”), amends, updates and should be read in conjunction with the risk factors disclosed in that Form 10-K.

We may not realize the growth opportunities and cost synergies that are anticipated from the acquisition of Ralcorp.

The benefits that are expected to result from the pending Acquisition of Ralcorp Holdings will depend, in part, on our ability to realize the anticipated growth opportunities and cost synergies as a result of the Acquisition. Our success in realizing these growth opportunities and cost synergies, and the timing of this realization, depends on the successful integration of Ralcorp. Even if we are able to integrate Ralcorp successfully, this integration may not result in the realization of the full benefits of the growth opportunities and cost synergies that we currently expect from this integration, nor can we give assurances that these benefits will be achieved within anticipated time frames or at all. For example, we may not be able to eliminate duplicative costs. Moreover, we may incur substantial expenses in connection with the integration of Ralcorp. While it is anticipated that certain expenses will be incurred to achieve cost synergies, such expenses are difficult to estimate accurately, and may exceed current estimates. Accordingly, the benefits from the Acquisition may be offset by costs incurred to, or delays in, integrating the businesses.

The integration of Ralcorp following the Acquisition may present significant challenges.

There is a significant degree of difficulty and management distraction inherent in the process of integrating an acquisition as sizable as Ralcorp. These difficulties include:

•	the challenge of integrating Ralcorp while carrying on ongoing operations;

•	the necessity of coordinating geographically dispersed organizations;

•	the challenge of integrating the business culture of Ralcorp, which may prove to be incompatible;

•	the challenge and cost of integrating the information technology systems of Ralcorp; and

•	the potential difficulty in retaining key officers and personnel of Ralcorp.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of Ralcorp and ConAgra Foods. Members of our senior management may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage our company, service existing customers, attract new customers and develop new products or strategies. If senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer. There can be no assurance that we will successfully or cost-effectively integrate Ralcorp. The failure to do so could have a material adverse effect on our business, financial condition and results of operations.

Our existing and future debt may limit cash flow available to invest in the ongoing needs of our business and could prevent us from fulfilling our debt obligations.

We have substantial existing debt, and we expect our debt to increase significantly as a result of our financing of the Acquisition, including in connection with repayment of certain Ralcorp debt. In connection with the Acquisition, we have entered into a $4.5 billion bridge facility and a $1.5 billion term facility, although we expect to issue new long-term debt and potentially some equity securities in lieu of borrowing under the bridge facility. We also intend to assume a portion of Ralcorp's debt. We have the ability under our existing revolving credit facility to incur substantial additional debt. Our level of debt could have important consequences. For example, it could:

•	make it more difficult for us to make payments on our debt;

•	require us to dedicate a substantial portion of our cash flow from operations to the payment of debt service, reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, dividend increases, stock buybacks, and other general corporate purposes;

•	increase our vulnerability to adverse economic or industry conditions;

•	limit our ability to obtain additional financing in the future to enable us to react to changes in our business; or

•	place us at a competitive disadvantage compared to businesses in our industry that have less debt.

Additionally, any failure to meet required payments on our debt, or failure to comply with any covenants in the instruments governing our debt, could result in an event of default under the terms of those instruments. In the event of such default, the holders of such debt could elect to declare all the amounts outstanding under such instruments to be due and payable. Any default under the agreements governing our debt and the remedies sought by the holders of such debt could render us unable to pay principal and interest on our debt.

Significant private-label competitive activity can lead to price declines.

Some private-label customer buying decisions are based on a periodic bidding process in which the successful bidder is assured the selling of its selected product to the retail customer until the next bidding process. Following the consummation of the Acquisition, Ralcorp’s sales volume may decrease significantly if our offer is too high and we lose the ability to sell private-label products through these channels, even temporarily. Alternatively, we risk reducing margins if our offer is successful but below our desired price points. Either of these outcomes may adversely affect our results of operations.

If existing anti-dumping measures imposed against certain foreign imports of dry pasta terminate, we will face increased competition from foreign companies and the profit margins or market share of our pasta products could be adversely affected.

Anti-dumping and countervailing duties on certain Italian and Turkish imports imposed by the United States Department of Commerce in 1996 enable Ralcorp and its domestic competitors to compete more favorably against Italian and Turkish producers in the U.S. pasta market. In September 2007, the U.S. International Trade Commission extended the anti-dumping and countervailing duty orders for an additional five years, through 2012. If, following the consummation of the Acquisition, the anti-dumping and countervailing duty orders are repealed or foreign producers sell competing pasta products in the United States at prices lower than Ralcorp’s or enter the U.S. market by establishing production facilities in the United States, the result would further increase competition in the U.S. pasta market and could have a material adverse effect on our post-Acquisition business, financial condition or results of operations.

In connection with Ralcorp's separation of its Post brand cereals business, Post agreed to indemnify Ralcorp for certain liabilities. However, following the consummation of the Acquisition, there can be no assurance that the indemnity will be sufficient to protect us against the full amount of such liabilities, or that Post's ability to satisfy its indemnification obligations will not be impaired in the future.

Pursuant to the separation and distribution agreement and the tax sharing agreement that Ralcorp entered into with Post in connection with the separation of Ralcorp's Post brand cereals business, Post agreed to indemnify Ralcorp for certain liabilities. However, following the consummation of the Acquisition, third parties could seek to hold us responsible for any of the liabilities that Post agreed to retain or assume, and there can be no assurance that the indemnification from Post will be sufficient to protect us against the full amount of such liabilities, or that Post will be able to fully satisfy its indemnification obligations. In addition, even if we ultimately succeed in recovering from Post any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves.

The separation of the Post brand cereals business could result in significant tax liability.

In February 2012, Ralcorp separated Post into a new, publicly traded company through a distribution of shares of Post common stock to Ralcorp shareholders. Ralcorp obtained a private letter ruling from the IRS substantially to the effect that the distribution of shares of Post common stock in the spin-off qualified as tax free to Post, Ralcorp and Ralcorp's shareholders for U.S. federal income tax purposes. If, following the consummation of the Acquisition, the factual assumptions or representations made in the request for the private letter ruling prove to have been inaccurate or incomplete in any material respect, then we will not be able to rely on the ruling. Furthermore, the IRS does not rule on whether a distribution such as the spin-off satisfies certain requirements necessary to obtain tax-free treatment. Rather, the private letter ruling was based on representations by Ralcorp that those requirements were satisfied, and any inaccuracy in those representations could invalidate the ruling. In connection with the spin-off, Ralcorp also obtained an opinion of outside counsel substantially to the effect that the distribution of shares of Post common stock in the separation qualified as tax free to Post, Ralcorp and Ralcorp's shareholders for U.S. federal income tax purposes. The opinion relied on, among other things, the continuing validity of the private letter ruling and various assumptions and representations as to factual matters made by Post and Ralcorp which, if inaccurate or incomplete in any material respect, would jeopardize the conclusions reached by such counsel in its opinion. The opinion is not binding on the IRS or the courts, and there can be no assurance that the IRS or the courts would not challenge the conclusions stated in the opinion or that any such challenge would not prevail.

If, notwithstanding receipt of the private letter ruling and opinion of counsel, the separation were determined not to qualify as tax free, each U.S. holder of Ralcorp common stock who received shares of Post common stock in the separation would generally be treated as receiving a taxable distribution of property in an amount equal to the fair market value of the shares of Post common stock received. In that case, following the consummation of the Acquisition, we would be subject to tax as if Ralcorp had sold all the outstanding shares of Post common stock in a taxable sale for their fair market value and would recognize taxable gain in an amount equal to the excess of the fair market value of such shares at the time of the separation over Ralcorp’s tax basis in such shares.

Under the terms of the tax sharing agreement Ralcorp entered into with Post in connection with the separation, Post is generally responsible for any taxes imposed on Post or Ralcorp and its subsidiaries in the event that the separation and certain related transactions were to fail to qualify for tax-free treatment as a result of actions taken, or breaches of representations and warranties made in the tax sharing agreement, by Post or any of its affiliates. However, if, following the consummation of the Acquisition, the separation or certain related transactions were to fail to qualify for tax-free treatment because of actions or failures to act by Ralcorp or any of Ralcorp’s affiliates, Ralcorp would be responsible for all such taxes.

Impairment in the carrying value of goodwill or other intangibles could negatively impact our net worth.

The net carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date (or subsequent impairment date, if applicable). The net carrying value of other intangibles represents the fair value of trademarks, customer relationships, and other acquired intangibles as of the acquisition date (or subsequent impairment date, if applicable), net of accumulated amortization. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated by management at least annually for impairment. Amortized intangible assets are evaluated for impairment whenever events or changes in circumstance indicate that the carrying amounts of these assets may not be recoverable. Impairments to goodwill and other intangible assets may be caused by factors outside our control, such as the inability to quickly replace lost co-manufacturing business, increasing competitive pricing pressures, lower than expected revenue and profit growth rates, changes in industry EBITDA multiples, changes in discount rates based on changes in cost of capital (interest rates, etc.), or the bankruptcy of a significant customer and could negatively impact our net worth.

The termination or expiration of Ralcorp’s current co-manufacturing arrangements could reduce our sales volume and adversely affect our results of operations.

Ralcorp’s businesses periodically enter into co-manufacturing arrangements with manufacturers of branded products. The terms of these agreements vary but are generally for relatively short periods of time. Volumes produced under each of these agreements can fluctuate significantly based upon the product’s life cycle, product promotions, alternative production capacity and other factors, none of which are under our direct control. Our future ability to enter into co-manufacturing arrangements following the consummation of the Acquisition is not guaranteed, and a decrease in current co-manufacturing levels could have a significant negative impact on Ralcorp’s sales volume.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the total number of shares of common stock purchased during the second quarter of fiscal 2013, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	Total Number of Shares (or units) Purchased	Average Price Paid per Share (or unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Maximum Number of Shares that may yet be Purchased under the Program (1)
August 27 through September 23, 2012	—	$—	—	$451,927,000
September 24 through October 21, 2012	4,150,653	$27.69	4,150,653	$336,990,000
October 22 through November 25, 2012	1,932,657	$27.95	1,932,657	$282,974,000

Total Fiscal 2013 Second Quarter Activity	6,083,310	$27.77	6,083,310	$282,974,000

(1)	Pursuant to publicly announced share repurchase programs from December 2003, we have repurchased approximately 169.6 million shares at a cost of $4.0 billion through November 25, 2012. On December 14, 2011, the Board of Directors approved a $750.0 million increase to the share repurchase program. The current program has no expiration date.

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

Robert G. Wise
Senior Vice President and Corporate Controller

Dated this 28th day of December, 2012.

EXHIBIT INDEX

All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by ConAgra Foods, Inc. (file number 001-07275), unless otherwise noted.

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