Form 10-Q
period 2013-02-24
CONAGRA FOODS INC /DE/
filed 2013-04-03
CIK 23217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________________
FORM 10-Q
 ______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 24, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File Number: 1-7275
______________________________________________________
CONAGRA FOODS, INC.
(Exact name of registrant as specified in its charter)
______________________________________________________

Delaware	47-0248710
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One ConAgra Drive, Omaha, Nebraska	68102-5001
(Address of principal executive offices)	(Zip Code)
(402) 240-4000
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
 ______________________________________________________
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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of issuer’s common stock, as of March 24, 2013, was 416,805,822.

Part I. FINANCIAL INFORMATION		1
Item 1	Financial Statements	1
	Unaudited Condensed Consolidated Statements of Earnings for the Thirteen and Thirty-nine Weeks ended February 24, 2013 and February 26, 2012	1
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Thirteen and Thirty-nine Weeks ended February 24, 2013 and February 26, 2012	2
	Unaudited Condensed Consolidated Balance Sheets as of February 24, 2013 and May 27, 2012	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Thirty-nine Weeks ended February 24, 2013 and February 26, 2012	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4	Controls and Procedures	45
Part II. OTHER INFORMATION		46
Item 1	Legal Proceedings	46
Item 1A	Risk Factors	46
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 6	Exhibits	47
Signatures		48
Exhibit Index
Exhibit 12
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 101.1

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions except per share amounts)

(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	February 24, 2013	February 26, 2012	February 24, 2013	February 26, 2012
Net sales	$3,850.5	$3,396.0	$10,897.9	$9,933.0
Costs and expenses:
Cost of goods sold	2,976.5	2,609.4	8,289.7	7,796.4
Selling, general and administrative expenses	614.0	356.7	1,564.6	1,202.2
Interest expense, net	70.6	49.7	173.3	153.2
Income from continuing operations before income taxes and equity method investment earnings	189.4	380.2	870.3	781.2
Income tax expense	78.0	112.1	310.6	253.7
Equity method investment earnings	12.0	12.6	32.4	30.3
Income from continuing operations	123.4	280.7	592.1	557.8
Income from discontinued operations, net of tax	—	—	—	0.1
Net income	$123.4	$280.7	$592.1	$557.9
Less: Net income attributable to noncontrolling interests	3.4	0.6	10.4	3.8
Net income attributable to ConAgra Foods, Inc.	$120.0	$280.1	$581.7	$554.1
Earnings per share — basic
Net income attributable to ConAgra Foods, Inc. common stockholders	$0.29	$0.68	$1.42	$1.34
Earnings per share — diluted
Net income attributable to ConAgra Foods, Inc. common stockholders	$0.29	$0.67	$1.40	$1.32
Cash dividends declared per common share	$0.25	$0.24	$0.74	$0.71
See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	February 24, 2013	February 26, 2012	February 24, 2013	February 26, 2012
Net income	$123.4	$280.7	$592.1	$557.9
Other comprehensive income (loss):
Net derivative adjustment, net of tax	32.4	11.5	29.4	(68.7)
Unrealized gains on available-for-sale securities, net of tax	0.1	0.2	0.1	—
Currency translation adjustment:
Unrealized translation gains (losses)	(4.6)	32.4	14.0	(18.5)
Reclassification adjustment for losses included in net income	—	6.0	—	6.0
Pension and postretirement healthcare liabilities, net of tax	(5.7)	(0.6)	(4.6)	18.4
Comprehensive income	145.6	330.2	631.0	495.1
Comprehensive income attributable to noncontrolling interests	5.3	0.6	12.2	3.8
Comprehensive income attributable to ConAgra Foods, Inc.	$140.3	$329.6	$618.8	$491.3
See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions except share data)
(unaudited)

	February 24, 2013	May 27, 2012
ASSETS
Current assets
Cash and cash equivalents	$723.8	$103.0
Receivables, less allowance for doubtful accounts of $7.6 and $5.9	1,219.3	924.8
Inventories	2,648.3	1,869.6
Prepaid expenses and other current assets	554.6	321.4
Total current assets	5,146.0	3,218.8
Property, plant and equipment	7,087.5	5,995.7
Less accumulated depreciation	(3,280.3)	(3,253.8)
Property, plant and equipment, net	3,807.2	2,741.9
Goodwill	8,369.3	4,015.4
Brands, trademarks and other intangibles, net	3,475.3	1,191.5
Other assets	309.7	274.3
	$21,107.5	$11,441.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable	$1.1	$40.0
Current installments of long-term debt	719.7	38.1
Accounts payable	1,501.7	1,190.3
Accrued payroll	265.4	177.2
Other accrued liabilities	934.6	779.6
Total current liabilities	3,422.5	2,225.2
Senior long-term debt, excluding current installments	9,649.4	2,662.7
Subordinated debt	195.9	195.9
Other noncurrent liabilities	2,715.9	1,822.1
Total liabilities	15,983.7	6,905.9
Commitments and contingencies (Note 11)
Common stockholders' equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 567,907,172	2,839.7	2,839.7
Additional paid-in capital	985.7	901.5
Retained earnings	5,042.1	4,765.1
Accumulated other comprehensive loss	(262.0)	(299.1)
Less treasury stock, at cost, 151,290,940 and 160,294,748 common shares	(3,582.3)	(3,767.7)
Total ConAgra Foods, Inc. common stockholders' equity	5,023.2	4,439.5
Noncontrolling interests	100.6	96.5
Total stockholders' equity	5,123.8	4,536.0
	$21,107.5	$11,441.9
See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Thirty-nine weeks ended
	February 24, 2013	February 26, 2012
Cash flows from operating activities:
Net income	$592.1	$557.9
Income from discontinued operations	—	0.1
Income from continuing operations	592.1	557.8
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	299.2	277.1
Asset impairment charges	19.8	7.9
Gain on acquisition of controlling interest in Agro Tech Foods Ltd.	—	(58.7)
Earnings of affiliates in excess of distributions	(11.8)	(11.0)
Share-based payments expense	52.8	35.2
Contributions to pension plans	(14.7)	(77.0)
Pension expense	16.5	18.6
Other items	(37.6)	(1.7)
Change in operating assets and liabilities excluding effects of business acquisitions and dispositions:
Accounts receivable	(12.9)	(54.6)
Inventory	(234.9)	(170.5)
Deferred income taxes and income taxes payable, net	68.6	91.9
Prepaid expenses and other current assets	(32.7)	(7.9)
Accounts payable	43.9	98.0
Accrued payroll	88.1	46.9
Other accrued liabilities	(54.7)	24.5
Net cash flows from operating activities — continuing operations	781.7	776.5
Net cash flows from operating activities — discontinued operations	—	2.9
Net cash flows from operating activities	781.7	779.4
Cash flows from investing activities:
Additions to property, plant and equipment	(289.1)	(239.1)
Sale of property, plant and equipment	7.6	7.5
Purchase of businesses, net of cash acquired	(5,017.7)	(306.6)
Purchase of intangible assets	—	(62.5)
Other	(1.8)	—
Net cash flows from investing activities	(5,301.0)	(600.7)
Cash flows from financing activities:
Net short-term borrowings	(38.9)	3.0
Issuance of long-term debt	6,217.7	—
Debt issuance costs	(56.6)	—
Repayment of long-term debt	(911.8)	(355.6)
Issuance of ConAgra Foods, Inc. common shares	269.3	—
Repurchase of ConAgra Foods, Inc. common shares	(245.0)	(100.2)
Cash dividends paid	(296.6)	(288.8)
Exercise of stock options and issuance of other stock awards	197.2	199.3
Other items	2.2	1.0
Net cash flows from financing activities	5,137.5	(541.3)
Effect of exchange rate changes on cash and cash equivalents	2.6	(5.6)
Net change in cash and cash equivalents	620.8	(368.2)
Cash and cash equivalents at beginning of period	103.0	972.4
Cash and cash equivalents at end of period	$723.8	$604.2
See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 24, 2013 and February 26, 2012
(columnar dollars in millions except per share amounts)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The unaudited financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. The adjustments are of a normal recurring nature, except as otherwise noted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the ConAgra Foods, Inc. (the "Company," "we," "us," or "our") annual report on Form 10-K for the fiscal year ended May 27, 2012.
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
Comprehensive Income — Comprehensive income includes net income, currency translation adjustments, certain derivative-related activity, changes in the value of available-for-sale investments, and changes in prior service cost and net actuarial gains (losses) from pension and postretirement health care plans. We generally deem our foreign investments to be essentially permanent in nature and we do not provide for taxes on currency translation adjustments arising from converting the investment denominated in a foreign currency to U.S. dollars. When we determine that a foreign investment, as well as undistributed earnings, are no longer permanent in nature, estimated taxes are provided for the related deferred tax liability (asset), if any, resulting from currency translation adjustments. We reclassified $6.0 million of foreign currency translation losses to net income in the third quarter and first three quarters of fiscal 2012 due to our acquisition of a majority interest in Agro Tech Foods Limited ("ATFL") in India and the related remeasurement of our previously held noncontrolling equity interest in ATFL to fair value (see Note 2).
The following details the income tax expense (benefit) on components of other comprehensive income:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 24, 2013	February 26, 2012	February 24, 2013	February 26, 2012
Net derivative adjustment	$19.1	$6.7	$17.4	$(40.6)
Unrealized gains on available-for-sale securities	0.1	0.1	0.1	—
Pension and postretirement healthcare liabilities	(1.8)	(0.3)	(1.2)	10.5
	$17.4	$6.5	$16.3	$(30.1)
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
Change in Accounting Method — As described in our annual report on Form 10-K for the year ended May 27, 2012, we elected to change our method of accounting for pension benefits. The impact of these changes in our accounting method was reported through retrospective application of the method to all periods presented. Accordingly, all relevant information, as of, and for the quarter and thirty-nine week period ended February 26, 2012 has been adjusted to reflect the application of the new method.

2. ACQUISITIONS
On January 29, 2013, we acquired Ralcorp Holdings, Inc. ("Ralcorp"), which is now a wholly-owned subsidiary of ConAgra Foods. Pursuant to the Agreement and Plan of Merger dated as of November 26, 2012 (the "Merger Agreement") among Ralcorp, ConAgra Foods, and Phoenix Acquisition Sub Inc., a wholly-owned subsidiary of ConAgra Foods, each outstanding share of Ralcorp common stock was converted into the right to receive $90.00 in cash, without interest. The total amount of consideration paid in connection with the acquisition was approximately $4.75 billion, net of cash acquired, plus assumed liabilities. We funded the merger consideration with existing cash on hand, borrowings under a new term loan facility, and proceeds from the issuance of new senior notes and common stock. The Ralcorp business is reflected in two new reporting segments: the Ralcorp Food Group and the Ralcorp Frozen Bakery Products segment.
The following table summarizes the initial estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The fair values of the assets and liabilities related to Ralcorp are subject to refinement as we complete our analyses relative to the fair values at the date of acquisition.

January 29, 2013
Assets acquired:
Cash and cash equivalents	$321.8
Other current assets	899.0
Property, plant and equipment	1,028.2
Goodwill	4,264.5
Brands, trademarks and other intangibles	2,188.3
Other assets	27.7
Total assets acquired	$8,729.5
Liabilities assumed:
Current liabilities	$601.7
Noncurrent liabilities	3,056.9
Total liabilities assumed	$3,658.6
Net assets acquired	$5,070.9
As a result of the acquisition, we recognized a total of $4.26 billion of goodwill and $2.19 billion of brands, trademarks and other intangibles. Amortizable brands, trademarks, and other intangibles totaled $2.05 billion. Indefinite lived brands, trademarks and other intangibles totaled $134.1 million. Of the total goodwill, $373.5 million is deductible for tax purposes. The allocation of goodwill to the Ralcorp Foods Group and Ralcorp Frozen Bakery Products segments is pending further analysis.
The results of operations of Ralcorp are reported in the Company's condensed consolidated financial statements from the date of acquisition and include $291.8 million of total net sales, which are included in the Ralcorp Food Group and Ralcorp Frozen Bakery Products segments' financial results, and did not have a material impact on our profit for the quarter ended February 24, 2013.
In August 2012, we acquired the P.F. Chang's® and Bertolli® brands frozen meal business from Unilever for $266.9 million in cash. Products will continue to be produced by Unilever under transactions services and contract manufacturing agreements until the end of calendar year 2013. Approximately $100.1 million of the purchase price was allocated to goodwill and $91.8 million was allocated to brands, trademarks and other intangibles. The amount allocated to goodwill is deductible for tax purposes. This business is included in the Consumer Foods segment.
In May 2012, we acquired Kangaroo Brands' pita chip operations for $47.9 million in cash. Approximately $20.4 million of the purchase price was allocated to goodwill and $20.8 million was allocated to brands, trademarks and other intangibles. The amount allocated to goodwill is deductible for tax purposes. This business is included in the Consumer Foods segment.
In May 2012, we acquired Odom's Tennessee Pride for $96.6 million in cash, plus assumed liabilities. The business manufactures Odom's Tennessee Pride® branded frozen breakfast products and other sausage products. Approximately $32.6 million of the purchase price was allocated to goodwill and $32.8 million was allocated to brands, trademarks and other intangibles. The amount allocated to goodwill is not deductible for tax purposes. This business is included in the Consumer Foods segment.

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
In November 2011, we acquired National Pretzel Company for $301.9 million in cash, net of cash acquired, plus assumed liabilities. National Pretzel Company is a private brand supplier and branded producer of pretzels and related products. Approximately $178.5 million of the purchase price was allocated to goodwill and $68.2 million was allocated to brands, trademarks and other intangibles. The amount allocated to goodwill is deductible for tax purposes. This business is included in the Consumer Foods segment.
In November 2011, we acquired an additional equity interest in ATFL for $4.9 million in cash, net of cash acquired, plus assumed liabilities. ATFL is a publicly traded company in India that markets food and food ingredients to consumers and institutional customers in India. Approximately $130.3 million of the acquisition value was allocated to goodwill and $42.2 million was allocated to trade names. The amount allocated to goodwill is not deductible for income tax purposes. As a result of this additional investment, we own a majority interest (approximately 52%) in ATFL, and we began consolidating the financial statements of ATFL in the third quarter of fiscal 2012. Prior to our acquisition of a majority interest in ATFL, we accounted for our noncontrolling interest (approximately 48% of the outstanding common shares) under the equity method. The fair value of ATFL was determined based upon the closing price of ATFL common shares as of the date of the acquisition of this additional investment. Consolidated financial results of ATFL are included in the Consumer Foods segment in periods subsequent to our acquisition of a majority interest.
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
The following unaudited pro forma financial information presents the combined results of operations as if the acquisitions of Ralcorp, National Pretzel Company, Del Monte Canada, Odom's Tennessee Pride, the Kangaroo Brands' pita chip operations, the P.F. Chang's and Bertolli brands' frozen meals business, and the majority interest in ATFL (collectively, the acquirees) had occurred at the beginning of each period presented. The acquirees' pre-acquisition results have been added to ConAgra Foods' historical results. The pro forma results contained in the table below include adjustments for amortization of acquired intangibles and depreciation expense, as well as related income taxes.
The pro forma results exclude selling, general, and administrative expenses for the transaction incurred by Ralcorp prior to the acquisition of $84.4 million, including items such as consultant fees, accelerated stock compensation, and other deal costs; selling, general, and administrative expenses for the transaction incurred by ConAgra Foods of $71.4 million, including consultant fees, financing costs and other deal costs; and cost of goods sold totaling $16.8 million in non-recurring expense related to the fair value of inventory adjustment at the date of acquisition.
These pro forma results may not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

	Thirteen weeks ended		Thirty-nine weeks ended
	February 24, 2013	February 26, 2012	February 24, 2013	February 26, 2012
Pro forma net sales	$4,538.8	$4,641.0	$13,812.5	$13,776.4
Pro forma net income from continuing operations	$178.9	$322.0	$649.8	$676.7
Pro forma net income from continuing operations per share—basic	$0.44	$0.78	$1.59	$1.64
Pro forma net income from continuing operations per share—diluted	$0.43	$0.77	$1.57	$1.61

3. VARIABLE INTEREST ENTITIES
Variable Interest Entities Consolidated
We own a 49.99% interest in Lamb Weston BSW, LLC ("Lamb Weston BSW"), a potato processing venture with Ochoa Ag Unlimited Foods, Inc. ("Ochoa"). We provide all sales and marketing services to Lamb Weston BSW. Under certain circumstances, we could be required to compensate Ochoa for lost profits resulting from significant production shortfalls ("production shortfalls"). Commencing on June 1, 2018, or on an earlier date under certain circumstances, we have a contractual right to purchase the remaining equity interest in Lamb Weston BSW from Ochoa (the "call option"). We are currently subject to a contractual obligation to purchase all of Ochoa's equity investment in Lamb Weston BSW at the option of Ochoa (the "put option"). The purchase prices under the call option and the put option (the "options") are based on the book value of Ochoa's equity interest at the date of exercise, as modified by an agreed-upon rate of return for the holding period of the investment balance. The agreed-upon rate of return varies depending on the circumstances under which any of the options are exercised. As of February 24, 2013, the price at which Ochoa had the right to put its equity interest to us was $38.5 million. This amount is presented within other noncurrent liabilities in our condensed consolidated balance sheets. We have determined that Lamb Weston BSW is a variable interest entity and that we are the primary beneficiary of the entity. Accordingly, we consolidate the financial statements of Lamb Weston BSW.
We hold a promissory note from Lamb Weston BSW, the balance of which was $36.1 million at February 24, 2013. The promissory note is due in December 2015. The promissory note is currently accruing interest at a rate of LIBOR plus 200 basis points with a floor of 3.25%. In addition, as of February 24, 2013, we provided lines of credit of up to $15.0 million to Lamb Weston BSW. Borrowings under the lines of credit bear interest at a rate of LIBOR plus 200 basis points with a floor of 3.25%. The amounts owed by Lamb Weston BSW to the Company are not reflected in our condensed consolidated balance sheets, as they are eliminated in consolidation.
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

Due to the consolidation of these variable interest entities, we reflected in our condensed consolidated balance sheets:

	February 24, 2013	May 27, 2012
Cash and cash equivalents	$11.6	$10.2
Receivables, less allowance for doubtful accounts	23.3	20.9
Inventories	1.5	1.6
Prepaid expenses and other current assets	0.2	0.2
Property, plant and equipment, net	52.0	82.9
Goodwill	18.8	18.8
Brands, trademarks and other intangibles, net	7.7	8.3
Total assets	$115.1	$142.9
Current installments of long-term debt	$—	$30.1
Accounts payable	13.4	17.9
Accrued payroll	0.7	0.5
Other accrued liabilities	0.9	1.0
Other noncurrent liabilities (minority interest)	31.9	28.9
Total liabilities	$46.9	$78.4
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
We hold a 50% interest in Lamb Weston RDO, a potato processing venture. We provide all sales and marketing services to Lamb Weston RDO. We receive a fee for these services based on a percentage of the net sales of the venture. We reflect the value of our ownership interest in this venture in other assets in our condensed consolidated balance sheets, based upon the equity method of accounting. The balance of our investment was $14.6 million and $14.8 million at February 24, 2013 and May 27, 2012, respectively, representing our maximum exposure to loss as a result of our involvement with this venture. The capital structure of Lamb Weston RDO includes owners' equity of $29.1 million and term borrowings from banks of $44.5 million as of February 24, 2013. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this venture.
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

4. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
The change in the carrying amount of goodwill for the first three quarters of fiscal 2013 was as follows:

	Consumer Foods	Commercial Foods	Ralcorp	Total
Balance as of May 27, 2012	$3,886.7	$128.7	$—	$4,015.4
Acquisitions	100.1	—	4,264.5	4,364.6
Currency translation and purchase accounting adjustments	(11.9)	0.4	0.8	(10.7)
Balance as of February 24, 2013	$3,974.9	$129.1	$4,265.3	$8,369.3

Other identifiable intangible assets were as follows:

	February 24, 2013		May 27, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$1,150.8	$—	$947.7	$—
Amortizing intangible assets	2,421.4	96.9	313.8	70.0
	$3,572.2	$96.9	$1,261.5	$70.0
Non-amortizing intangible assets are comprised of brands and trademarks.
Amortizing intangible assets, carrying a weighted average life of approximately 24 years, are principally composed of licensing arrangements, customer relationships, and intellectual property. Based on amortizing assets recognized in our condensed consolidated balance sheet as of February 24, 2013, amortization expense is estimated to average $108.6 million for each of the next five years.
In the first quarter of fiscal 2012, we acquired the Marie Callender's® brand trademarks for $57.5 million in cash. This intangible asset is presented in the Consumer Foods segment.

5. DERIVATIVE FINANCIAL INSTRUMENTS
Our operations are exposed to market risks from adverse changes in commodity prices affecting the cost of raw materials and energy, foreign currency exchange rates, and interest rates. In the normal course of business, these risks are managed through a variety of strategies, including the use of derivatives.
Commodity and commodity index futures and option contracts are used from time to time to economically hedge commodity input prices on items such as natural gas, vegetable oils, proteins, packaging materials, dairy, grains, and electricity. Generally, we economically hedge a portion of our anticipated consumption of commodity inputs for periods of up to 36 months. We may enter into longer-term economic hedges on particular commodities, if deemed appropriate. As of February 24, 2013, we had economically hedged certain portions of our anticipated consumption of commodity inputs using derivative instruments with expiration dates through June 2015.
In order to reduce exposures related to changes in foreign currency exchange rates, we enter into forward exchange, option, or swap contracts from time to time for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of February 24, 2013, we had economically hedged certain portions of our foreign currency risk in anticipated transactions using derivative instruments with expiration dates through July 2017.
From time to time, we may use derivative instruments, including interest rate swaps, to reduce risk related to changes in interest rates. This includes, but is not limited to, hedging against increasing interest rates prior to the issuance of long-term debt and hedging the fair value of our senior long-term debt.
Derivatives Designated as Cash Flow Hedges
We have entered into interest rate swap contracts to hedge the interest rate risk related to our forecasted issuance of long-term debt in 2014 (based on the anticipated refinancing of the senior long-term debt maturing at that time). We designated these interest rate swaps as cash flow hedges of the forecasted interest payments related to this debt issuance. The pre-tax unrealized loss associated with these derivatives, which is deferred in accumulated other comprehensive loss at February 24, 2013, was $109.6 million.

The net notional amount of these interest rate derivatives at February 24, 2013 was $500.0 million. Hedge ineffectiveness for cash flow hedges may impact net earnings when a change in the value of a hedge does not entirely offset the change in the value of the underlying hedged item. Depending on the nature of the hedge, ineffectiveness is recognized within cost of goods sold or selling, general and administrative expenses. We do not exclude any component of the hedging instrument’s gain or loss when assessing ineffectiveness. The ineffectiveness associated with derivatives designated as cash flow hedges from continuing operations was not material to our results of operations in any period presented.
During the third quarter of fiscal 2013, we entered into interest rate swap contracts to hedge a portion of the interest rate risk related to our issuance of long-term debt to help finance the acquisition of Ralcorp. We settled these contracts during the third quarter of fiscal 2013 and deferred a $2.2 million gain in other comprehensive income. This gain will be amortized against interest expense over the lives of the related debt instruments. The unamortized amount at February 24, 2013 was $2.2 million.
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
During fiscal 2011, we terminated the interest rate swap contracts and received proceeds of $31.5 million. The cumulative adjustment to the fair value of the debt instruments being hedged is included in long-term debt and is being amortized as a reduction of interest expense over the remaining lives of the debt instruments (through fiscal 2014). At February 24, 2013, the unamortized amount was $10.8 million.
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
All derivative instruments are recognized on the balance sheets at fair value. The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. In accordance with generally accepted accounting principles, we offset certain derivative asset and liability balances, as well as certain amounts representing rights to reclaim cash collateral and obligations to return cash collateral, where legal right of setoff exists. At February 24, 2013 and May 27, 2012, amounts representing a right to reclaim cash collateral of $7.0 million and $13.2 million, respectively, were included in prepaid expenses and other current assets in our condensed consolidated balance sheets.
Derivative assets and liabilities and amounts representing a right to reclaim cash collateral or obligation to return cash collateral were reflected in our condensed consolidated balance sheets as follows:

	February 24, 2013	May 27, 2012
Prepaid expenses and other current assets	$77.5	$58.7
Other accrued liabilities	134.2	215.4

The following table presents our derivative assets and liabilities, on a gross basis, prior to the offsetting of amounts where legal right of setoff existed at February 24, 2013:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Prepaid expenses and other current assets	$—	Other accrued liabilities	$109.6
Total derivatives designated as hedging instruments		$—		$109.6
Commodity contracts	Prepaid expenses and other current assets	$70.2	Other accrued liabilities	$35.8
Foreign exchange contracts	Prepaid expenses and other current assets	13.6	Other accrued liabilities	2.9
Other	Prepaid expenses and other current assets	0.9	Other accrued liabilities	0.1
Total derivatives not designated as hedging instruments		$84.7		$38.8
Total derivatives		$84.7		$148.4
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

The location and amount of gains (losses) from derivatives not designated as hedging instruments in our condensed consolidated statements of earnings were as follows:

Derivatives Not Designated as Hedging Instruments	Location in Condensed Consolidated Statement of Earnings of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized on Derivatives in Condensed Consolidated Statement of Earnings for the Thirteen Weeks Ended
		February 24, 2013	February 26, 2012
Commodity contracts	Sales	$(8.8)	$—
Commodity contracts	Cost of goods sold	22.1	29.5
Foreign exchange contracts	Cost of goods sold	12.7	4.2
Commodity contracts	Selling, general and administrative expense	—	—
Foreign exchange contracts	Selling, general and administrative expense	5.5	(5.3)
Total gain from derivative instruments not designated as hedging instruments		$31.5	$28.4

Derivatives Not Designated as Hedging Instruments	Location in Condensed Consolidated Statement of Earnings of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized on Derivatives in Condensed Consolidated Statement of Earnings for the Thirty-nine Weeks Ended
		February 24, 2013	February 26, 2012
Commodity contracts	Sales	$(9.5)	$—
Commodity contracts	Cost of goods sold	148.4	102.6
Foreign exchange contracts	Cost of goods sold	14.0	3.2
Commodity contracts	Selling, general and administrative expense	0.1	(0.1)
Foreign exchange contracts	Selling, general and administrative expense	(1.0)	1.2
Total gain from derivative instruments not designated as hedging instruments		$152.0	$106.9

As of February 24, 2013, our open commodity contracts had a notional value (defined as notional quantity times market value per notional quantity unit) of $1.8 billion and $1.9 billion for purchase and sales contracts, respectively. As of May 27, 2012, our open commodity contracts had a notional value of $1.9 billion and $1.3 billion for purchase and sales contracts, respectively. The notional amount of our foreign currency forward and cross currency swap contracts as of February 24, 2013 and May 27, 2012 was $393.9 million and $455.7 million, respectively.
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
At February 24, 2013, the maximum amount of loss due to the credit risk of the counterparties, had the counterparties failed to perform according to the terms of the contracts, was $67.7 million.

6. SHARE-BASED PAYMENTS
For the third quarter and first three quarters of fiscal 2013, we recognized total stock-based compensation expense (including stock options, restricted stock units, cash-settled restricted stock units, and performance shares) of $25.0 million and $52.8 million, respectively. For the third quarter and first three quarters of fiscal 2012, we recognized total stock-based compensation expense of $10.9 million and $35.2 million, respectively. During the first three quarters of fiscal 2013, we granted 0.9 million restricted stock units at a weighted average grant date price of $24.83, 0.9 million cash-settled restricted stock units at a weighted average grant date price of $24.74, 3.9 million stock options at a weighted average exercise price of $24.74, and 0.5 million performance shares at a weighted average grant date price of $24.74.
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
The weighted average Black-Scholes assumptions for stock options granted during the first three quarters of fiscal 2013 were as follows:

Expected volatility (%)	22.95
Dividend yield (%)	3.77
Risk-free interest rate (%)	0.57
Expected life of stock option (years)	4.8
The weighted average value of stock options granted during the first three quarters of fiscal 2013 was $2.93 per option, based upon a Black-Scholes methodology.

7. EARNINGS PER SHARE
Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock unit awards, and other dilutive securities.
The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 24, 2013	February 26, 2012	February 24, 2013	February 26, 2012
Net income available to ConAgra Foods, Inc. common stockholders:
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$120.0	$280.1	$581.7	$554.0
Income from discontinued operations, net of tax, attributable to ConAgra Foods, Inc. common stockholders	—	—	—	0.1
Net income attributable to ConAgra Foods, Inc. common stockholders	$120.0	$280.1	$581.7	$554.1
Less: Increase in redemption value of noncontrolling interests in excess of earnings allocated	0.4	0.1	1.2	1.1
Net income available to ConAgra Foods, Inc. common stockholders	$119.6	$280.0	$580.5	$553.0
Weighted average shares outstanding:
Basic weighted average shares outstanding	410.7	414.3	408.4	413.6
Add: Dilutive effect of stock options, restricted stock unit awards, and other dilutive securities	7.1	5.7	6.1	5.5
Diluted weighted average shares outstanding	417.8	420.0	414.5	419.1
For the third quarter of fiscal 2013, there were no stock options outstanding excluded from the computation of shares contingently issuable upon exercise of the stock options. For the first three quarters of fiscal 2013, there were 1.9 million stock options outstanding that were excluded from the computation of shares contingently issuable upon exercise of the stock options because exercise prices exceeded the average market value of our common stock during the period. For the third quarter and first three quarters of fiscal 2012, there were 9.7 million and 13.7 million stock options, respectively, excluded from the calculation.

8. INVENTORIES
The major classes of inventories were as follows:

	February 24, 2013	May 27, 2012
Raw materials and packaging	$877.5	$563.8
Work in process	151.1	96.5
Finished goods	1,475.6	1,122.4
Supplies and other	144.1	86.9
Total	$2,648.3	$1,869.6

9. RESTRUCTURING
Acquisition-related restructuring
We are incurring costs in connection with actions taken to attain synergies when integrating businesses acquired prior to the third quarter of fiscal 2013. These costs, collectively referred to as "acquisition-related exit costs", include severance and other costs associated with consolidating facilities and administrative functions. In connection with the acquisition-related exit costs, we expect to incur pre-tax cash and non-cash charges for severance, relocation, and other site closure costs of $13.2 million.
We anticipate that we will recognize the following acquisition-related exit costs in selling, general and administrative expenses during fiscal 2012 to 2014 (amounts include charges recognized in fiscal 2012 and the first three quarters of fiscal 2013):

	Consumer	Corporate	Total
Severance and related costs	$8.6	$—	$8.6
Asset impairment	1.5	2.5	4.0
Other, net	0.6	—	0.6
Total selling, general and administrative expenses	10.7	2.5	13.2
Consolidated total	$10.7	$2.5	$13.2
Included in the above estimates are $9.2 million of charges that have resulted or will result in cash outflows and $4.0 million of non-cash charges.
During the third quarter of fiscal 2013, we recognized the following pre-tax expenses associated with acquisition-related exit costs:

	Consumer	Corporate	Total
Severance and related costs	$0.7	$—	$0.7
Asset impairment	1.2	2.5	3.7
Other, net	—	—	—
Total selling, general and administrative expenses	1.9	2.5	4.4
Consolidated total	$1.9	$2.5	$4.4
During the first three quarters of fiscal 2013, we recognized the following pre-tax expenses for acquisition-related exit costs:

	Consumer	Corporate	Total
Accelerated depreciation of fixed assets	$(0.2)	$—	$(0.2)
Total cost of goods sold	(0.2)	—	(0.2)
Severance and related costs	4.3	—	4.3
Asset impairment	1.5	2.5	4.0
Other, net	0.3	—	0.3
Total selling, general and administrative expenses	6.1	2.5	8.6
Consolidated total	$5.9	$2.5	$8.4
We recognized the following cumulative (plan inception to February 24, 2013) pre-tax acquisition-related exit costs in our consolidated statement of earnings:

	Consumer	Corporate	Total
Severance and related costs	$8.6	$—	$8.6
Asset impairment	1.5	2.5	4.0
Other, net	0.3	—	0.3
Total selling, general and administrative expenses	10.4	2.5	12.9
Consolidated total	$10.4	$2.5	$12.9

Liabilities recorded for acquisition-related exit costs and changes therein for the first three quarters of fiscal 2013 were as follows:

	Balance at May 27, 2012	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Changes in Estimates	Balance at Balance at February 24, 2013
Severance and related costs	$4.3	$4.6	$(6.0)	$(1.0)	$1.9
Total	$4.3	$4.6	$(6.0)	$(1.0)	$1.9
Administrative Efficiency Restructuring Plan
In August 2011, we made a decision to reorganize our Consumer Foods sales function and certain other administrative functions within our Commercial Foods and Corporate reporting segments. These actions, collectively referred to as the "Administrative Efficiency Plan", are intended to improve the efficiency and effectiveness of the affected sales and administrative functions. In connection with the Administrative Efficiency Plan, we expect to incur approximately $19.1 million of pre-tax cash and non-cash charges, primarily for severance and costs of employee relocation.
We anticipate that we will recognize the following pre-tax expenses associated with the Administrative Efficiency Plan in the fiscal 2012 to 2014 timeframe (amounts include charges recognized in fiscal 2012 and the first three quarters of fiscal 2013):

	Consumer Foods	Commercial Foods	Corporate	Total
Accelerated depreciation	$—	$—	$1.5	$1.5
Severance and related costs	7.3	—	2.3	9.6
Other, net	6.7	1.1	0.2	8.0
Total selling, general and administrative expenses	14.0	1.1	4.0	19.1
Consolidated total	$14.0	$1.1	$4.0	$19.1
Included in the above estimates are $17.2 million of charges that have resulted or will result in cash outflows and $1.9 million of non-cash charges.
During the third quarter of fiscal 2013, we recognized the following pre-tax expenses associated with the Administrative Efficiency Plan:

	Consumer Foods	Corporate	Total
Accelerated depreciation	$—	$0.1	$0.1
Severance and related costs	0.2	—	0.2
Other, net	—	—	—
Total selling, general and administrative expenses	0.2	0.1	0.3
Consolidated total	$0.2	$0.1	$0.3
During the first three quarters of fiscal 2013, we recognized the following pre-tax expenses associated with the Administrative Efficiency Plan:

	Consumer Foods	Corporate	Total
Accelerated depreciation	$—	$0.3	$0.3
Severance and related costs	1.1	—	1.1
Other, net	0.4	—	0.4
Total selling, general and administrative expenses	1.5	0.3	1.8
Consolidated total	$1.5	$0.3	$1.8

We recognized the following cumulative (plan inception to February 24, 2013) pre-tax charges related to the Administrative Efficiency Plan in our consolidated statement of earnings:

	Consumer Foods	Commercial Foods	Corporate	Total
Accelerated depreciation	$—	$—	$1.4	$1.4
Severance and related costs	7.3	—	2.2	9.5
Other, net	6.3	1.0	0.3	7.6
Total selling, general and administrative expenses	13.6	1.0	3.9	18.5
Consolidated total	$13.6	$1.0	$3.9	$18.5
Liabilities recorded for the various initiatives and changes therein for the first three quarters of fiscal 2013 under the Administrative Efficiency Plan were as follows:

	Balance at May 27, 2012	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Changes in Estimates	Balance at February 24, 2013
Severance and related costs	$2.1	$1.2	$(2.5)	$(0.2)	$0.6
Plan implementation costs	0.3	0.2	(0.5)	—	—
Total	$2.4	$1.4	$(3.0)	$(0.2)	$0.6
Network Optimization Plan
During the third quarter of fiscal 2011, our Board of Directors approved a plan designed to optimize our manufacturing and distribution networks. We refer to this plan as the "Network Optimization Plan". The Network Optimization Plan consists of projects that involve, among other things, the exit of certain manufacturing facilities, the disposal of underutilized manufacturing assets, and actions designed to optimize our distribution network. At the time of our acquisition, Ralcorp had certain initiatives underway with the same intent. Expenses incurred in connection with these Ralcorp restructuring activities are now included in the Network Optimization Plan. The Network Optimization Plan is expected to be implemented by the end of fiscal 2014 and is intended to improve the efficiency of our manufacturing operations and reduce costs.
In connection with the Network Optimization Plan, we expect to incur pre-tax cash and non-cash charges of $79.9 million. We have recognized, and/or expect to recognize, expenses associated with the Network Optimization Plan, including but not limited to, impairments of property, plant and equipment, accelerated depreciation, severance and related costs, and plan implementation costs (e.g., consulting and employee relocation). We anticipate that we will recognize the following pre-tax expenses associated with the Network Optimization Plan in the fiscal 2011 to fiscal 2014 timeframe (amounts include charges recognized in fiscal 2011, 2012, and the first three quarters of fiscal 2013):

	Consumer Foods	Commercial Foods	Corporate	Ralcorp Food Group	Ralcorp Frozen Bakery Products	Total
Accelerated depreciation	$22.5	$—	$—	$—	$—	$22.5
Inventory write-offs and related costs	7.9	0.4	—	—	—	8.3
Total cost of goods sold	30.4	0.4	—	—	—	30.8
Asset impairment	14.7	14.0	—	—	—	28.7
Gain on sale of property, plant and equipment	(1.0)	—	—	—	—	(1.0)
Severance and related costs	7.6	0.1	0.2	2.5	(0.2)	10.2
Other, net	8.5	1.5	0.8	0.1	0.3	11.2
Total selling, general and administrative expenses	29.8	15.6	1.0	2.6	0.1	49.1
Consolidated total	$60.2	$16.0	$1.0	$2.6	$0.1	$79.9
Included in the above estimates are $21.5 million of charges that have resulted or will result in cash outflows and $58.4 million of non-cash charges.

During the third quarter of fiscal 2013, we recognized the following pre-tax expenses associated with the Network Optimization Plan:

	Consumer Foods	Corporate	Ralcorp Food Group	Ralcorp Frozen Bakery Products	Total
Accelerated depreciation	$—	$—	$—	$—	$—
Inventory write-offs and related costs	0.5	—	—	—	0.5
Total cost of goods sold	0.5	—	—	—	0.5
Asset impairment	1.1	—	—	—	1.1
Gain on sale of property, plant and equipment	—	—	—	—	—
Severance and related costs	(2.1)	0.1	0.6	(0.2)	(1.6)
Other, net	0.2	—	0.1	0.1	0.4
Total selling, general and administrative expenses	(0.8)	0.1	0.7	(0.1)	(0.1)
Consolidated total	$(0.3)	$0.1	$0.7	$(0.1)	$0.4
During the first three quarters of fiscal 2013, we recognized the following pre-tax expenses associated with the Network Optimization Plan:

	Consumer Foods	Corporate	Ralcorp Food Group	Ralcorp Frozen Bakery Products	Total
Accelerated depreciation	$2.0	$—	$—	$—	$2.0
Inventory write-offs and related costs	0.6	—	—	—	0.6
Total cost of goods sold	2.6	—	—	—	2.6
Asset impairment	1.4	—	—	—	1.4
Gain on sale of property, plant and equipment	(1.0)	—	—	—	(1.0)
Severance and related costs	(1.9)	0.1	0.6	(0.2)	(1.4)
Other, net	2.3	0.8	0.1	0.1	3.3
Total selling, general and administrative expenses	0.8	0.9	0.7	(0.1)	2.3
Consolidated total	$3.4	$0.9	$0.7	$(0.1)	$4.9

We recognized the following cumulative (plan inception to February 24, 2013) pre-tax expenses related to the Network Optimization Plan:

	Consumer Foods	Commercial Foods	Corporate	Ralcorp Food Group	Ralcorp Frozen Bakery Products	Total
Accelerated depreciation	$22.5	$—	$—	$—	$—	$22.5
Inventory write-offs and related costs	7.5	0.4	—	—	—	7.9
Total cost of goods sold	30.0	0.4	—	—	—	30.4
Asset impairment	14.7	14.0	—	—	—	28.7
Gain on sale of property, plant and equipment	(1.0)	—	—	—	—	(1.0)
Severance and related costs	7.6	0.1	0.1	0.6	(0.2)	8.2
Other, net	8.5	1.5	0.8	0.1	0.1	11.0
Total selling, general and administrative expenses	29.8	15.6	0.9	0.7	(0.1)	46.9
Consolidated total	$59.8	$16.0	$0.9	$0.7	$(0.1)	$77.3
Liabilities recorded for the various initiatives and changes therein for the first three quarters of fiscal 2013 under the Network Optimization Plan were as follows:

	Balance at May 27, 2012	Ralcorp Liability Assumed	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Changes in Estimates	Balance at February 24, 2013
Severance and related costs	$7.0	$4.2	$1.5	$(4.2)	$(3.5)	$5.0
Plan implementation costs	0.8	1.4	2.7	(3.5)	—	1.4
Total	$7.8	$5.6	$4.2	$(7.7)	$(3.5)	$6.4

2010 Restructuring Plan
During fiscal 2010, our Board of Directors approved a plan related to the long-term production of our meat snack products. The plan provided for the closure of our meat snacks production facility in Garner, North Carolina, and the movement of production to our existing facility in Troy, Ohio.
Also in fiscal 2010, we made a decision to consolidate certain administrative functions from Edina, Minnesota to Naperville, Illinois. We completed the transition of these functions in fiscal 2011. This plan, together with the plan to move production of our meat snacks from Garner, North Carolina to Troy, Ohio, is collectively referred to as the 2010 restructuring plan ("2010 plan").
In connection with the 2010 plan, we incurred pre-tax cash and non-cash charges of $67.3 million cumulatively since inception. By the end of fiscal 2012, the 2010 plan was complete.

10. INCOME TAXES
Our income tax expense from continuing operations for the third quarter of fiscal 2013 and 2012 was $78.0 million and $112.1 million, respectively. Income tax expense from continuing operations for the first three quarters of fiscal 2013 and 2012 was $310.6 million and $253.7 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) from continuing operations was 39% and 34% for the third quarter and first three quarters of fiscal 2013, respectively, and 29% and 31% for the third quarter and first three quarters of fiscal 2012, respectively. The higher tax rate for the third quarter and the first three quarters of fiscal 2013 is due to the recognition of a nontaxable gain from the acquisition of a majority interest in ATFL in fiscal 2012, as well as the impact of the Ralcorp acquisition in fiscal 2013, which resulted in the incurrence of various non-deductible transaction-related expenses, as well as a lower domestic manufacturing deduction. The effective tax rate also included the impact of certain favorable tax adjustments to both fiscal 2012 and fiscal 2013 resulting from the implementation of the 2012 American Taxpayer Relief Act. In the third quarter of fiscal 2013, we received an adverse Mexican tax court ruling and recorded a reserve of $4 million.

The amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $64.2 million as of February 24, 2013 and $48.7 million as of May 27, 2012. Included in the balance was $11.2 million as of February 24, 2013 and $3.1 million as of May 27, 2012 for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. Any associated interest and penalties imposed would affect the tax rate. The gross unrecognized tax benefits excluded related liabilities for gross interest and penalties of $13.8 million and $14.0 million as of February 24, 2013 and May 27, 2012, respectively.
The net amount of unrecognized tax benefits at February 24, 2013 and May 27, 2012 that, if recognized, would impact the Company's effective tax rate was $37.2 million and $30.3 million, respectively. Recognition of these tax benefits would have a favorable impact on the Company's effective tax rate.
We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by up to $7 million over the next twelve months due to various federal, state, and foreign audit settlements and the expiration of statutes of limitations.

11. CONTINGENCIES
In fiscal 1991, we acquired Beatrice Company ("Beatrice"). As a result of the acquisition and the significant pre-acquisition contingencies of the Beatrice businesses and its former subsidiaries, our condensed consolidated post-acquisition financial statements reflect liabilities associated with the estimated resolution of these contingencies. These include various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by us. The litigation includes suits against a number of lead paint and pigment manufacturers, including ConAgra Grocery Products and the Company as alleged successors to W. P. Fuller Co., a lead paint and pigment manufacturer owned and operated by Beatrice until 1967. Although decisions favorable to us have been rendered in Rhode Island, New Jersey, Wisconsin, and Ohio, we remain a defendant in active suits in Illinois and California. The Illinois suit seeks class-wide relief in the form of medical monitoring for elevated levels of lead in blood. In California, a number of cities and counties have joined in a consolidated action seeking abatement of the alleged public nuisance. We have had successful outcomes in every case decided to date and although exposure in the remaining cases is unlikely, it is reasonably possible. However, given the range of potential remedies, it is not possible to estimate this exposure.
The environmental proceedings include litigation and administrative proceedings involving Beatrice's status as a potentially responsible party at 36 Superfund, proposed Superfund, or state-equivalent sites; these sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. Beatrice has paid or is in the process of paying its liability share at 32 of these sites. Reserves for these matters have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The reserves for Beatrice-related environmental matters totaled $63.6 million as of February 24, 2013, a majority of which relates to the Superfund and state-equivalent sites referenced above. We expect expenditures for Beatrice-related environmental matters to continue for up to 18 years.
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

We guarantee certain leases and other commercial obligations resulting from the 2002 divestiture of our fresh beef and pork operations. The remaining terms of these arrangements do not exceed 3 years and the maximum amount of future payments we have guaranteed was $8.8 million as of February 24, 2013.
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

We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At February 24, 2013, the amount of supplier loans we have effectively guaranteed was $7.2 million. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.
We were a party to a supply agreement with an onion processing company where we had guaranteed, under certain conditions, repayment of a secured loan (the "Secured Loan") of this onion supplier to the onion supplier's lender. The amount of our guarantee was $25.0 million. We had the option to purchase the Secured Loan, and thereby assume first-priority secured rights to the underlying collateral for the amount of the Secured Loan. During the fourth quarter of fiscal 2012, we received notice from the lender that the onion supplier had defaulted on the Secured Loan and we purchased the Secured Loan from the lender for $40.8 million, and cancelled our guarantee. The Secured Loan was classified as other assets at May 27, 2012. The onion supplier filed for bankruptcy on April 12, 2012. During the second quarter of fiscal 2013, we acquired ownership and all rights to the collateral, consisting of agricultural land and a processing facility, securing the Secured Loan through the bankruptcy proceeding. During the third quarter of fiscal 2013, we recognized an impairment charge of $10.2 million in our Commercial Foods segment to reduce the carrying amount of these assets to their estimated fair value based upon updated appraisals. Based on our estimate of the value of the land and processing facility, we expect to recover the remaining carrying value through our operation or sale of these assets.
Federal income tax credits were generated related to our sweet potato production facility in Delhi, Louisiana. Third parties invested in certain of these income tax credits. We have guaranteed these third parties the face value of these income tax credits over their statutory lives, through fiscal 2017, in the event that the income tax credits are recaptured or reduced. The face value of the income tax credits was $21.2 million as of February 24, 2013. We believe the likelihood of the recapture or reduction of the income tax credits is remote, and therefore we have not established a liability in connection with this guarantee.
We are a party to a number of lawsuits and claims arising out of the operation of our business. Among these, there are lawsuits, claims, and matters related to the February 2007 recall of our peanut butter products. Among the matters outstanding related to the peanut butter recall are litigation we initiated against an insurance carrier to recover our settlement expenditures and defense costs, and an ongoing investigation by the U.S. Attorney's office in Georgia. During the first quarter of fiscal 2013, we recognized a charge of $7.5 million in connection with peanut butter matters. This amount is in addition to charges totaling $17.5 million recognized in fiscal 2012 in connection with peanut butter matters, and a charge of $24.8 million we recognized during fiscal 2009 in connection with the insurance coverage dispute. With respect to the coverage dispute matter, during the fourth quarter of fiscal 2012, we received a favorable opinion related to our defense costs, pursuant to which we received $11.8 million, which was recognized in income in fiscal 2012, and $1.4 million, which was recognized in income in fiscal 2013. During the fourth quarter of fiscal 2012, a jury verdict was rendered in our favor in the amount of $25.0 million on the claim for disputed coverage. Judgment for the $25.0 million plus $4.7 million in pre-judgment interest was entered in the second quarter of fiscal 2013. The judgment is subject to appeal. These amounts have not been recognized in income. With respect to the U.S. Attorney matter, in fiscal 2011, we received formal requests from the U.S. Attorney's office in Georgia seeking a variety of records and information related to the operations of our peanut butter manufacturing facility in Sylvester, Georgia. These requests continue and are related to the previously disclosed June 2007 execution of a search warrant at our facility following the February 2007 recall. We continue to engage in discussions with officials in regard to the investigation.
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

In April 2010, an accidental explosion occurred at our flour milling facility in Chester, Illinois. Two employees of a subcontractor and one employee of the primary contractor, Westside Salvage ("Westside"), on the site at the time of the accident suffered injuries in the accident. Suit was initiated against Westside and the Company for personal injury claims. During the first quarter of fiscal 2013, a jury in Federal Court sitting in East St. Louis, Illinois, returned a verdict against the Company and Westside and in favor of the three employees. The verdict was in the amount of $77.5 million in compensatory damages apportioned between the Company and Westside and $100.0 million in punitive damages against the Company. Post-trial motions were filed by the Company and the Trial Court reduced the punitive award against the Company to one employee by approximately $7 million. While we have insurance policies in place that we believe will cover the full amount of the compensatory and punitive damages apportioned to us (other than a $3 million deductible that we accrued in a prior period), the

Company has filed an appeal with the Seventh Federal Circuit Court of Appeals on the verdict and the damages in the third quarter of fiscal 2013. Any exposure in this case is expected to be limited to the applicable insurance deductible.
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
During the third quarter of fiscal 2013, we were named an additional defendant in several shareholder class action lawsuits brought in the Circuit Court of the City of St. Louis against directors of Ralcorp alleging breaches of fiduciary obligations by them in connection with their approval of the Acquisition. We were alleged to be an aider and abettor of those breaches. The suits sought injunctive relief, damages, attorney's fees, and other relief. There were other cases pending in the same Court, which consolidated and made similar allegations against directors of Ralcorp to which we were not named a defendant. All of these cases were settled during the third quarter of fiscal 2013 for immaterial amounts. The settlement of these lawsuits is subject to Court approval.

Prior to our acquisition of Ralcorp, three lawsuits were brought by former employees of two of Ralcorp's subsidiaries in separate California state Courts alleging, among other things, that employees did not receive statutorily mandated meal breaks resulting in incorrect payment of wages, inaccurate wage statements, unpaid overtime, and incorrect payments to terminated employees. Each of these suits was filed as a class action and seeks to include in the class certain current and former employees of the respective subsidiary involved. In each case, the plaintiffs are seeking unpaid wages, interest, attorneys' fees, compensatory and other monetary damages, statutory penalties, and injunctive relief. No determination has been made by any Court regarding class certification. Ralcorp agreed with the plaintiffs and a third party staffing agency formerly used by Ralcorp to the terms of a proposed settlement with respect to these suits, and the parties entered into a global settlement with respect to these claims. On March 26, 2013, the Court granted final approval of the settlement.

Also prior to our acquisition of Ralcorp, a lawsuit was brought in the U.S. District Court for the Eastern District of Texas by Frito-Lay North America, Inc. against Ralcorp and Medallion Foods, Inc., a subsidiary of Ralcorp, alleging that certain products manufactured by Medallion infringed Frito-Lays' patents and trademarks and misappropriated trade secrets. After a jury trial, on March 4, 2013, subsequent to the end of the third quarter of fiscal 2013, jurors delivered a verdict in favor of Medallion and Ralcorp on all claims.
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

12. PENSION AND POSTRETIREMENT BENEFITS
We have defined benefit retirement plans ("plans") for eligible salaried and hourly employees. Benefits are based on years of credited service and average compensation or stated amounts for each year of service. We also sponsor postretirement plans which provide certain medical and dental benefits ("other postretirement benefits") to qualifying U.S. employees.
Components of pension benefit and other postretirement benefit costs included:

	Pension Benefits
	Thirteen weeks ended		Thirty-nine weeks ended
	February 24, 2013	February 26, 2012	February 24, 2013	February 26, 2012
Service cost	$20.6	$17.2	$60.9	$51.4
Interest cost	37.6	37.2	110.8	111.6
Expected return on plan assets	(54.1)	(48.9)	(158.6)	(146.7)
Amortization of prior service cost	1.0	0.8	2.6	2.3
Curtailment loss	—	—	0.8	—
Benefit cost — Company plans	5.1	6.3	16.5	18.6
Pension benefit cost — multi-employer plans	1.9	1.7	6.2	6.6
Total benefit cost	$7.0	$8.0	$22.7	$25.2

	Postretirement Benefits
	Thirteen weeks ended		Thirty-nine weeks ended
	February 24, 2013	February 26, 2012	February 24, 2013	February 26, 2012
Service cost	$0.2	$0.1	$0.4	$0.4
Interest cost	2.6	3.1	7.6	10.0
Amortization of prior service cost	(2.1)	(3.9)	(6.3)	(9.7)
Recognized net actuarial loss	1.5	2.1	4.5	5.6
Total cost	$2.2	$1.4	$6.2	$6.3
During the third quarter and first three quarters of fiscal 2013, we contributed $4.6 million and $14.7 million, respectively, to our pension plans and contributed $6.9 million and $20.0 million, respectively, to our other postretirement plans. Based upon the current funded status of the plans and the current interest rate environment, we anticipate making further contributions of approximately $4.2 million to our pension plans for the remainder of fiscal 2013. We anticipate making further contributions of $6.5 million to our other postretirement plans during the remainder of fiscal 2013. These estimates are based on current tax laws, plan asset performance, and liability assumptions, which are subject to change.

13. LONG-TERM DEBT

	February 24, 2013	May 27, 2012
4.65% senior debt due January 2043	$1,000.0	$—
6.625% senior debt due August 2039 (including Ralcorp senior notes)	450.0	—
8.25% senior debt due September 2030	300.0	300.0
7.0% senior debt due October 2028	382.2	382.2
6.7% senior debt due August 2027	9.2	9.2
7.125% senior debt due October 2026	372.4	372.4
3.2% senior debt due January 2023	1,225.0	—
3.25% senior debt due September 2022	250.0	—
9.75% subordinated debt due March 2021	195.9	195.9
4.95% senior debt due August 2020 (including Ralcorp senior notes)	300.0	—
7.0% senior debt due April 2019	500.0	500.0
1.9% senior debt due January 2018	1,000.0	—
LIBOR plus 1.75% term loans due January 2018	1,500.0	—
2.1% senior debt due March 2018	250.0	—
5.819% senior debt due June 2017	500.0	500.0
1.3% senior debt due January 2016	750.0	—
1.35% senior debt due September 2015	250.0	—
5.875% senior debt due April 2014	500.0	500.0
Ralcorp Callable Notes (prepaid subsequent to February 24, 2013)	460.7	—
2.00% to 9.59% lease financing obligations due on various dates through 2029	77.3	106.0
Other indebtedness	78.3	73.1
Total debt face value	10,351.0	2,938.8
Fair value adjustment of notes in connection with Ralcorp acquisition	263.2	—
Unamortized discounts/premiums	(60.0)	(59.8)
Adjustment due to hedging activity	10.8	17.7
Less current installments	(719.7)	(38.1)
Total long-term debt	$9,845.3	$2,858.6

During the second quarter of fiscal 2013, we issued senior unsecured notes in an aggregate principal amount of $750.0 million. These notes were issued in three tranches of $250.0 million each; 1.35% senior notes due September 10, 2015, 2.10% senior notes due March 15, 2018, and 3.25% senior notes due September 15, 2022.
During the third quarter of fiscal 2013, in order to finance a portion of our acquisition of Ralcorp, we (i) issued new senior unsecured notes in an aggregate principal amount of $3.975 billion, (ii) issued new senior unsecured notes in an aggregate principal amount of $716.0 million in exchange for senior notes issued by Ralcorp, (iii) assumed senior notes issued by Ralcorp in an aggregate principal amount of $460.7 million, which were prepaid subsequent to the end of the third quarter of fiscal 2013, and (iv) borrowed $1.5 billion under our new term loan facility.
Our new senior unsecured notes in an aggregate principal amount of $3.975 billion were issued in four tranches: 1.3% senior notes due January 25, 2016 in an aggregate principal amount of $750.0 million; 1.9% senior notes due January 25, 2018 in an aggregate principal amount of $1.0 billion; 3.2% senior notes due January 25, 2023 in an aggregate principal amount of $1.225 billion; and 4.65% senior notes due January 25, 2043 in an aggregate principal amount of $1.0 billion.
Our new senior unsecured notes in an aggregate principal amount of $716.0 million were issued in exchange for senior notes issued by Ralcorp pursuant to our offer to exchange (i) any and all 4.95% senior notes due August 15, 2020 issued by Ralcorp for up to an aggregate principal amount of $300.0 million of new 4.95% senior notes due August 15, 2020 issued by ConAgra Foods and cash and (ii) any and all 6.625% senior notes due August 15, 2039 issued by Ralcorp for up to an aggregate principal amount of $450.0 million of new 6.625% senior notes due August 15, 2039 issued by ConAgra Foods and cash. Our new senior unsecured notes in an aggregate principal amount of $716.0 million consist of the following:

4.95% senior debt due August 2020	$282.7
6.625% senior debt due August 2039	433.3

Senior notes issued by Ralcorp in an aggregate principal amount of $33.9 million were not exchanged and remain outstanding, consisting of 4.95% senior notes issued by Ralcorp due August 15, 2020 in an aggregate principal amount of $17.2 million and 6.625% senior notes issued by Ralcorp due August 15, 2039 in an aggregate principal amount of $16.7 million (collectively, the "Ralcorp Notes"). The Ralcorp Notes are included in our condensed consolidated balance sheet at February 24, 2013.
During the third quarter of fiscal 2013, we offered to purchase for cash any and all 7.29% senior notes due August 15, 2018 issued by Ralcorp, floating rate senior notes due August 15, 2018 issued by Ralcorp, and 7.39% senior notes due August 15, 2020 issued by Ralcorp, in a total aggregate principal amount of $664.5 million. Pursuant to this offer, we purchased senior notes issued by Ralcorp in a total aggregate principal amount of $631.5 million. Ralcorp's 7.29% senior notes due August 15, 2018 in an aggregate principal amount of $33.0 million were not tendered for purchase and remained outstanding (the "Ralcorp Discharged Notes"). During the third quarter of fiscal 2013, we paid $44.8 million, consisting of principal, interest, and contractual amounts payable, to the trustee of the Ralcorp Discharged Notes to satisfy and discharge the Ralcorp Discharged Notes. As of February 24, 2013, the Ralcorp Discharged Notes are not included in our condensed consolidated balance sheet. We recognized a charge of $1.3 million as a cost of extinguishment of debt.
Upon our acquisition of Ralcorp, we assumed senior notes issued by Ralcorp in an aggregate principal amount of $460.7 million, consisting of the senior notes listed below (the "Ralcorp Callable Notes"), and gave notice of our intent to prepay them during the third quarter of fiscal 2013. On February 28, 2013, subsequent to the third quarter of fiscal 2013, we prepaid the Ralcorp Callable Notes, in addition to the fair value adjustment of $101.8 million.

Ralcorp 5.93% senior notes (Series J) due May 2022	$100.0
Ralcorp 7.6% senior notes (Series 2009B) due May 2021	50.0
Ralcorp 5.56% senior notes (Series I, Tranche A) due January 2019	75.0
Ralcorp 5.58% senior notes (Series I, Tranche B) due January 2019	25.0
Ralcorp 7.45% senior notes (Series 2009A) due May 2019	50.0
Ralcorp 5.57% senior notes (Series E) due December 2015	100.0
Ralcorp 5.43% senior notes (Series C) due December 2013	50.0
Ralcorp 4.76% senior notes (Series D) due December 2013	10.7
Total Ralcorp Callable Notes	$460.7

During the third quarter of fiscal 2013, we borrowed $1.5 billion under our unsecured Term Loan Facility with a syndicate of banks. We are required to repay borrowings under the Term Loan Facility during the term of the facility in equal quarterly installments of 2.5% per quarter commencing on June 1, 2013, with the remainder of the borrowings to be paid on the maturity date of the facility, unless prepaid prior to such date in accordance with the terms of the Term Loan Facility. The Term Loan Facility matures on January 29, 2018. We elected to base the interest rate of the borrowings on LIBOR plus 1.75%. As of the end of the third quarter of fiscal 2013, the total interest rate on our borrowings was 1.954%. Certain of our wholly-owned domestic subsidiaries may, under certain circumstances, be required to guarantee our obligations under the Term Loan Facility.
In connection with the aforementioned financing for the Ralcorp acquisition, we capitalized $52.1 million of debt issuance costs and recognized expense of $27.0 million in related fees during the third quarter of fiscal 2013.
Net interest expense consists of:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 24, 2013	February 26, 2012	February 24, 2013	February 26, 2012
Long-term debt	$73.1	$51.7	$179.9	$160.5
Short-term debt	—	0.2	0.3	0.3
Interest income	(1.0)	(1.0)	(2.4)	(3.2)
Interest capitalized	(1.5)	(1.2)	(4.5)	(4.4)
	$70.6	$49.7	$173.3	$153.2
Our net interest expense for the third quarter and first three quarters of fiscal 2013 was reduced by $2.3 million and $6.8 million, respectively, due to the impact of the interest rate swap contracts entered into in the fourth quarter of fiscal 2010. Our net interest expense for the third quarter and first three quarters of fiscal 2012 was reduced by $2.2 million and $7.7 million, respectively, due to the impact of the interest rate swap contracts. The interest rate swaps effectively changed our interest rates on the senior long-term debt instruments maturing in fiscal 2012 and 2014 from fixed to variable. During the second quarter of fiscal 2011, we terminated the interest rate swap contracts and received proceeds of $31.5 million. The cumulative adjustment to the fair value of the debt instruments that were hedged (the effective portion of the hedge) is being amortized as a reduction of interest expense over the remaining lives of the debt instruments (through fiscal 2014).
As a result of our acquisition of Ralcorp, the senior unsecured notes issued in exchange for senior notes issued by Ralcorp of $716.0 million and the senior notes issued by Ralcorp that remain outstanding of $33.9 million were recorded at fair value. The combined fair value adjustment on these notes was $163.8 million and will be amortized within interest expense over the life of the respective notes.

14. STOCKHOLDERS' EQUITY
The following table presents a reconciliation of our stockholders' equity accounts for the thirty-nine weeks ended February 24, 2013:

	ConAgra Foods, Inc. Stockholders' Equity
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at May 27, 2012	567.9	$2,839.7	$901.5	$4,765.1	$(299.1)	$(3,767.7)	$96.5	$4,536.0
Stock option and incentive plans			35.2	(2.1)		211.3		244.4
Currency translation adjustment					12.2		1.8	14.0
Issuance of treasury shares			50.2			219.1		269.3
Repurchase of common shares						(245.0)		(245.0)
Unrealized gain on securities					0.1			0.1
Derivative adjustment, net of reclassification adjustment					29.4			29.4
Activities of noncontrolling interests			(1.2)				2.3	1.1
Pension and postretirement healthcare benefits					(4.6)			(4.6)
Dividends declared on common stock; $0.74 per share				(302.6)				(302.6)
Net income attributable to ConAgra Foods, Inc.				581.7				581.7
Balance at Balance at February 24, 2013	567.9	$2,839.7	$985.7	$5,042.1	$(262.0)	$(3,582.3)	$100.6	$5,123.8

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
The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of February 24, 2013:

	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets	$9.8	$67.7	$—	$77.5
Available-for-sale securities	5.7	—	—	5.7
Deferred compensation assets	8.8	—	—	8.8
Total assets	$24.3	$67.7	$—	$92.0
Liabilities:
Derivative liabilities	$—	$134.2	$—	$134.2
Deferred compensation liabilities	36.5	—	—	36.5
Total liabilities	$36.5	$134.2	$—	$170.7

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
During the third quarter of fiscal 2013, the $40.8 million carrying amount of agricultural land and a processing facility (level 3 assets) acquired from an onion supplier was written-down to its fair value of $30.6 million, resulting in an impairment charge of $10.2 million, which is included in selling, general and administrative expenses in the Commercial Foods segment (see Note 11). The fair value measurement used to determine the impairment was based upon updated appraisals.
The carrying amount of long-term debt (including current installments) was $10.6 billion as of February 24, 2013 and $2.9 billion as of May 27, 2012. Based on current market rates provided primarily by outside investment bankers, the fair value of this debt at February 24, 2013 and May 27, 2012, was estimated at $11.4 billion and $3.5 billion, respectively.

16. BUSINESS SEGMENTS AND RELATED INFORMATION
We report our operations in four reporting segments: Consumer Foods, Commercial Foods, Ralcorp Food Group, and Ralcorp Frozen Bakery Products. The Consumer Foods reporting segment includes branded, private brand, and customized food products, which are sold in various retail and foodservice channels, principally in North America. The products include a variety of categories (meals, entrees, condiments, sides, snacks, and desserts) across frozen, refrigerated, and shelf-stable temperature classes. The Commercial Foods reporting segment includes commercially branded foods and ingredients, which are sold principally to foodservice, food manufacturing, and industrial customers. The Commercial Foods segment's primary products include: specialty potato products, milled grain ingredients, a variety of vegetable products, seasonings, blends, and flavors which are sold under brands such as Lamb Weston®, ConAgra Mills®, and Spicetec Flavors & Seasonings®. The Ralcorp Food Group reporting segment principally includes private brand food products that are sold in various retail and foodservice channels, primarily in North America. The products include a variety of categories including cereal products; snacks, sauces, and spreads; and pasta. The Ralcorp Frozen Bakery Products reporting segment principally includes private brand frozen bakery products that are sold in various retail and foodservice channels, primarily in North America. The segment's primary products include: frozen griddle products, including pancakes, waffles, and French toast; frozen biscuits and other frozen pre-baked products such as breads and rolls; and frozen and refrigerated dough products. We do not aggregate operating segments when determining our reporting segments.
Intersegment sales have been recorded at amounts approximating market. Operating profit for each of the segments is based on net sales less all identifiable operating expenses. General corporate expense, net interest expense, and income taxes have been excluded from segment operations. In the first quarter of fiscal 2013, we revised the manner in which sales of grain within our Commercial Foods segment are recognized. As a result, net sales and cost of goods sold for the third quarter and first three quarters of fiscal 2012 have each been increased by $22.9 million and $84.0 million, respectively.

	Thirteen weeks ended		Thirty-nine weeks ended
	February 24, 2013	February 26, 2012	February 24, 2013	February 26, 2012
Net sales
Consumer Foods	$2,303.2	$2,157.2	$6,768.9	$6,227.1
Commercial Foods	1,255.5	1,238.8	3,837.2	3,705.9
Ralcorp Food Group	212.5	—	212.5	—
Ralcorp Frozen Bakery Products	79.3	—	79.3	—
Total net sales	$3,850.5	$3,396.0	$10,897.9	$9,933.0
Operating profit
Consumer Foods	$284.4	$331.3	$805.7	$783.8
Commercial Foods	166.6	150.0	475.5	408.3
Ralcorp Food Group	3.6	—	3.6	—
Ralcorp Frozen Bakery Products	1.4	—	1.4	—
Total operating profit	$456.0	$481.3	$1,286.2	$1,192.1
Equity method investment earnings
Consumer Foods	$0.7	$1.1	$1.3	$4.0
Commercial Foods	11.3	11.5	31.1	26.3
Total equity method investment earnings	$12.0	$12.6	$32.4	$30.3
Operating profit plus equity method investment earnings
Consumer Foods	$285.1	$332.4	$807.0	$787.8
Commercial Foods	177.9	161.5	506.6	434.6
Ralcorp Food Group	3.6	$—	$3.6	$—
Ralcorp Frozen Bakery Products	1.4	$—	$1.4	$—
Total operating profit plus equity method investment earnings	$468.0	$493.9	$1,318.6	$1,222.4
General corporate expenses	$196.0	$51.4	$242.6	$257.7
Interest expense, net	70.6	49.7	173.3	153.2
Income tax expense	78.0	112.1	310.6	253.7
Income from continuing operations	$123.4	$280.7	$592.1	$557.8
Less: Net income attributable to noncontrolling interests	3.4	0.6	10.4	3.8
Income from continuing operations attributable to ConAgra Foods, Inc.	$120.0	$280.1	$581.7	$554.0

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
The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 24, 2013	February 26, 2012	February 24, 2013	February 26, 2012
Net derivative gains (losses) incurred	$(12.2)	$22.9	$96.0	$(9.7)
Less: Net derivative gains allocated to reporting segments	14.7	0.9	8.8	29.0
Net derivative gains (losses) recognized in general corporate expenses	$(26.9)	$22.0	$87.2	$(38.7)
Net derivative gains allocated to Consumer Foods	$14.0	$2.7	$16.3	$27.5
Net derivative gains (losses) allocated to Commercial Foods	0.7	(1.8)	(7.5)	1.5
Net derivative gains included in segment operating profit	$14.7	$0.9	$8.8	$29.0
As of February 24, 2013, the cumulative amount of net derivative gains from economic hedges that had been recognized in Corporate and not yet allocated to reporting segments was $28.3 million. This amount reflected net gains of $87.2 million incurred during the thirty-nine weeks ended February 24, 2013, as well as net losses of $58.9 million incurred prior to fiscal 2013. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify gains of $16.0 million and $12.3 million to segment operating results in fiscal 2013 and 2014 and thereafter, respectively.
Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for 18% of consolidated net sales in both the third quarter and first three quarters of fiscal 2013, and 17% and 18% of consolidated net sales in the third quarter and first three quarters of fiscal 2012, respectively, primarily in the Consumer Foods segment.
Wal-Mart Stores, Inc. and its affiliates accounted for approximately 15% of consolidated net receivables as of both February 24, 2013 and May 27, 2012, primarily in the Consumer Foods segment.

17. SUBSEQUENT EVENT
Subsequent to the third quarter of fiscal 2013, on March 4, 2013, we entered into a Master Agreement (the "Master Agreement") and related arrangements with Cargill, Incorporated ("Cargill"), CHS Inc. ("CHS"), and HM Luxembourg, a Luxembourg Société à responsabilité limitée (which at closing will be known as "Ardent Mills"), pursuant to which ConAgra Foods, Cargill, and CHS (the "Owners") agreed to form a joint venture (the "Joint Venture"). The Joint Venture will combine the North American flour milling operations and related businesses operated through our ConAgra Mills division and the Horizon Milling joint venture of Cargill and CHS (each, a "Business"). Immediately following the closing of the transaction, the Joint Venture will be operated by an independent management team as Ardent Mills. ConAgra Foods and Cargill will each hold 44% of the total issued share capital of Ardent Mills, and CHS will hold 12% of the total issued share capital of Ardent Mills. Ardent Mills will be required to make cash distributions to the Owners on at least a semi-annual basis in proportion to each Owner's ownership interest. The amount of these cash distributions will, in general, be at least equal to 50% of the cash generated by the Joint Venture and available for distribution, as reasonably determined by the boards of the Joint Venture and its operating subsidiaries, and taking into account working capital and other similar needs.
The Joint Venture is expected to be financed upon closing through the borrowing of funds from third-party sources, which may include a combination of term loans and a revolving credit facility (the "Financing"). Securing third-party financing in an aggregate amount of no less than $600.0 million on terms that are commercially reasonable and that do not, among other things, require credit support to be provided by any Owner, is a condition to close. Immediately upon completion of the Financing, all of the net proceeds thereof will be distributed to the Owners. The distribution will be approximately proportional to the Owners' ownership interests in Ardent Mills, except that each Owner's distribution will be adjusted to reflect any deviations in the working capital contributions of such Owner from specified target amounts. ConAgra Foods will receive a distribution that is modestly higher proportionally than its percentage ownership.
As an ongoing operation, it is intended that the Joint Venture will be funded solely from its net cash flow from operations and third-party financing. The ownership interests in Ardent Mills will be subject to customary restrictions on transfer, including a five-year prohibition on transfers without the consent of the other Owners and rights of first offer and rights of first refusal for transfers taking place after that date.
In connection with the closing, the parties will also enter into various ancillary agreements. These ancillary agreements include an Alliance Agreement that includes, among other things, a covenant of the Owners not to compete with the Joint Venture in certain areas relating to the dry milling of wheat and durum into flour and the marketing, distribution, and/or sale of flour products in the United States, Canada, and Puerto Rico. These ancillary agreements also include certain supply and services agreements pursuant to which the operating subsidiaries of the Joint Venture will supply ConAgra Foods with flour, Cargill will supply the operating subsidiaries with certain wheat products, CHS will supply the operating subsidiaries with certain wheat and durum products, and Cargill will provide the operating subsidiaries certain strategic account management and sales representative services. The equity earnings of the Joint Venture will be reflected in the Commercial segment.
The Master Agreement includes customary representations, warranties, covenants and indemnification obligations of the Owners relating to the contributed Businesses. The Owners' obligations under the Master Agreement to complete the Joint Venture are conditioned upon the receipt of antitrust approvals in applicable foreign jurisdictions, the absence of any pending proceeding initiated by any governmental entity seeking to enjoin the closing, the availability of the Financing as described above, and certain other customary closing conditions. It is anticipated that the transaction will close late in calendar year 2013. The Master Agreement also includes customary termination rights, including a right of the parties to terminate the transaction if it has not closed by March 30, 2014 (which may be extended to June 30, 2014 in certain financing-related circumstances).
Until the closing, the Owners will continue to operate their respective milling businesses as independent businesses.

ConAgra Foods, Inc. and Subsidiaries
Part I — Financial Information
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current views and assumptions of future events and financial performance and are subject to uncertainty and changes in circumstances. We undertake no responsibility for updating these statements. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These factors include, among other things: our ability to realize the synergies and benefits contemplated by the acquisition of Ralcorp and our ability to promptly and effectively integrate the business of Ralcorp; our ability to realize the synergies and benefits contemplated by a potential joint venture combining the flour milling businesses of ConAgra Foods, Cargill, and CHS; the timing to consummate the potential joint venture among ConAgra Foods, Cargill, and CHS; the ability and timing to obtain required regulatory approvals and satisfy other closing conditions related to the potential joint venture; expectations about future business plans, prospective performance and opportunities, regulatory approvals, and the expected timing of the completion of the joint venture; availability and prices of raw materials, including any negative effects caused by inflation or adverse weather conditions; the effectiveness of our product pricing, including any pricing actions and promotional changes; future economic circumstances; industry conditions; our ability to execute our operating and restructuring plans; the success of our innovation, marketing, including increased marketing investments, and cost-saving initiatives; the competitive environment and related market conditions; operating efficiencies; the ultimate impact of any product recalls; access to capital; our success in efficiently and effectively integrating our acquisitions; actions of governments and regulatory factors affecting our businesses, including the Patient Protection and Affordable Care Act; the amount and timing of repurchases of our common stock, if any; and other risks described in our reports filed with the Securities and Exchange Commission. We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report.
The following discussion should be read together with our condensed consolidated financial statements and related notes contained in this report and with the financial statements, related notes, and Management's Discussion & Analysis in our annual report on Form 10-K for the fiscal year ended May 27, 2012. Results for the third quarter and first three quarters of fiscal 2013 are not necessarily indicative of results that may be attained in the future.
Fiscal 2013 Third Quarter Executive Overview
ConAgra Foods, Inc. (NYSE: CAG) is one of North America's largest packaged food companies. Its balanced portfolio includes consumer brands found in 97% of America's households, the largest private brand packaged food business in North America, and a strong commercial and foodservice business. Consumers can find recognized brands such as Banquet®, Chef Boyardee®, Egg Beaters®, Healthy Choice®, Hebrew National®, Hunt's®, Marie Callender's®, Odom's Tennessee Pride®, Orville Redenbacher's®, PAM®, Peter Pan®, Reddi-wip®, Slim Jim®, Snack Pack®, and many other ConAgra Foods brands and products, along with food sold by ConAgra Foods under private brands, in grocery, convenience, mass merchandise, club stores, and drugstores. We also have a strong commercial foods presence, supplying frozen potato and sweet potato products, as well as other vegetable, spice, bakery, and grain products to a variety of well-known restaurants, foodservice operators, and commercial customers.
On January 29, 2013, we completed our previously announced acquisition of Ralcorp Holdings, Inc. ("Ralcorp"), which is now a wholly-owned subsidiary of ConAgra Foods. Pursuant to the Agreement and Plan of Merger dated as of November 26, 2012 (the "Merger Agreement") among Ralcorp, ConAgra Foods, and Phoenix Acquisition Sub Inc., a wholly-owned subsidiary of ConAgra Foods, we agreed to acquire Ralcorp for $90.00 in cash per share of Ralcorp common stock. The closing of the transaction followed the approval of the acquisition by Ralcorp's shareholders on January 29, 2013, and the receipt of all required regulatory approvals. The total amount of consideration paid in connection with the acquisition was approximately $5.07 billion ($4.75 billion, net of cash acquired, plus assumed liabilities). We funded the acquisition consideration with existing cash on hand, borrowings under a new term loan facility, and proceeds from the issuance of new senior notes and common stock.
Diluted earnings per share in the third quarter of fiscal 2013 were $0.29. Diluted earnings per share in the third quarter of fiscal 2012 were $0.67. Diluted earnings per share were $1.40 and $1.32 in the first three quarters of fiscal 2013 and 2012, respectively. Certain significant items affect the comparability of year-over-year results of continuing operations (see “Items Impacting Comparability” below).
Items Impacting Comparability
Segment presentation of gains and losses from derivatives used for economic hedging of anticipated commodity input costs and economic hedging of foreign currency exchange rate risks of anticipated transactions is discussed in the segment review below.
Items of note impacting comparability for the third quarter of fiscal 2013 included the following:

•	charges of $77.5 million ($53.3 million after-tax) of acquisition-related costs, including certain exit costs,

•	incremental cost of goods of $16.7 million ($10.2 million after-tax) due to the fair value adjustment to inventory resulting from acquisition accounting for Ralcorp,

•	a charge of $10.2 million ($6.4 million after-tax) in connection with the impairment of certain assets received in connection with the bankruptcy of an onion supplier,

•	charges of $8.4 million ($5.2 million after-tax) of integration costs,

•	charges of $4.5 million ($2.8 million after-tax) related to environmental remediation matters related to Beatrice, Inc., and

•	incremental income tax expense of $13.3 million, principally from the income tax consequences of certain costs incurred in association with the Ralcorp acquisition.
Items of note impacting comparability for the first three quarters of fiscal 2013 included the following:

•	charges of $98.8 million ($70.0 million after-tax) of acquisition-related costs, including certain exit costs,

•	incremental cost of goods of $16.7 million ($10.2 million after-tax) due to the fair value adjustment to inventory resulting from acquisition accounting for Ralcorp,

•	a charge of $10.2 million ($6.4 million after-tax) in connection with the impairment of certain assets received in connection with the bankruptcy of an onion supplier,

•	charges of $8.4 million ($5.2 million after-tax) of integration costs,

•	a charge of $7.5 million ($7.5 million after-tax) in connection with legal matters associated with the 2007 peanut butter recall,

•	charges totaling $6.7 million ($4.1 million after-tax) in connection with our restructuring plans,

•	charges of $4.5 million ($2.8 million after-tax) related to environmental remediation matters related to Beatrice, Inc., and

•	incremental income tax expense of $13.3 million, principally from the income tax consequences of certain costs incurred in association with the Ralcorp acquisition.
Items of note impacting comparability for the third quarter of fiscal 2012 included the following:

•
a gain of $58.6 million ($58.6 million after-tax), resulting from the remeasurement to fair value of our previously held noncontrolling equity interest in Agro Tech Foods Limited ("ATFL"), in connection with our acquisition of a majority interest in that company,

•	charges totaling $8.4 million ($5.1 million after-tax) in connection with our restructuring plans,

•	a charge of $7.5 million ($7.5 million after-tax) in connection with legal matters associated with the 2007 peanut butter recall, and

•	a charge of $4.6 million ($2.8 million after-tax) in connection with insurance matters associated with the write-off of an insurance claim receivable.
Items of note impacting comparability for the first three quarters of fiscal 2012 included the following:

•
a gain of $58.6 million ($58.6 million after-tax), resulting from the remeasurement to fair value of our previously held noncontrolling equity interest in ATFL, in connection with our acquisition of a majority interest in that company,

•	charges totaling $48.3 million ($29.6 million after-tax) in connection with our restructuring plans,

•	a charge of $7.5 million ($7.5 million after-tax) in connection with legal matters associated with the 2007 peanut butter recall, and

•	a charge of $4.6 million ($2.8 million after-tax) in connection with insurance matters associated with the write-off of an insurance claim receivable.

Acquisitions

On January 29, 2013, we completed our previously announced acquisition of Ralcorp. The total amount of consideration paid in connection with the acquisition was approximately $5.07 billion ($4.75 billion, net of cash acquired, plus assumed liabilities). We funded the acquisition consideration with existing cash on hand, borrowings under our new term loan facility, and proceeds from the issuance of new senior notes and common stock, plus assumed liabilities. Ralcorp manufactures private brands of products including ready-to-eat and hot cereals; nutritional and cereal bars; snack mixes, corn-based chips, and other snack products; crackers and cookies; snack nuts; peanut butter; preserves and jellies; syrups; dressings; frozen griddle products, including pancakes, waffles, and French toast; frozen biscuits and other frozen pre-baked products such as breads and rolls; frozen and refrigerated dough products; dry pasta and frozen pasta meals. We present the results of operations of the acquired Ralcorp business in two new segments: Ralcorp Food Group and Ralcorp Frozen Bakery Products.
In August 2012, we acquired the P.F. Chang's® and Bertolli® brands frozen meal business from Unilever for $266.9 million in cash. This business is included in the Consumer Foods segment.
In May 2012, we acquired Kangaroo Brands' pita chip operations for $47.9 million in cash. The business, which manufactures private brand and Kangaroo® brand pita chip snacks, is included in the Consumer Foods segment.
In May 2012, we acquired Odom's Tennessee Pride for $96.6 million in cash, plus assumed liabilities. The business manufactures Odom's Tennessee Pride® branded frozen breakfast products and other sausage products. This business is included in the Consumer Foods segment.
In March 2012, we acquired Del Monte Canada for $185.6 million in cash, plus assumed liabilities. The acquisition includes all Del Monte® branded packaged fruit, fruit snacks, and vegetable products in Canada, as well as Aylmer® brand tomato products. This business is included in the Consumer Foods segment.
In November 2011, we acquired National Pretzel Company for $301.9 million in cash, net of cash acquired, plus assumed liabilities. National Pretzel Company is a private brand supplier and branded producer of pretzels and related products. This business is included in the Consumer Foods segment.
In November 2011, we acquired an additional equity interest in ATFL for $4.9 million in cash, net of cash acquired, plus assumed liabilities. ATFL is a publicly traded company in India that markets food and food ingredients to consumers and institutional customers in India. As a result of this investment, we now own a majority interest (approximately 52%) in ATFL. Consolidated financial results of ATFL are included in the Consumer Foods segment.
In June 2011, we purchased various Marie Callender's® brand trademarks from Marie Callender Pie Shops, Inc. for $57.5 million in cash.
Restructuring Plans
We anticipate incurring costs in connection with actions we take to attain synergies when integrating businesses acquired prior to the third quarter of fiscal 2013. These costs, collectively referred to as "acquisition-related exit costs", include severance and other costs associated with consolidating facilities and administrative functions. We expect to incur approximately $13.2 million of charges associated with fiscal 2013 and 2012 acquisitions ($9.2 million of which are cash charges). In the third quarter and first three quarters of fiscal 2013, we recognized charges of approximately $4.4 million and $8.4 million, respectively, in relation to acquisition-related exit costs.
In August 2011, we made a decision to reorganize our Consumer Foods sales function and certain other administrative functions within our Commercial Foods and Corporate reporting segments. These actions, collectively referred to as the "Administrative Efficiency Plan", are intended to improve the efficiency and effectiveness of the affected sales and administrative functions. In connection with the Administrative Efficiency Plan, we expect to incur approximately $19.1 million of charges ($17.2 million of which are cash charges), primarily for severance and costs of employee relocation. In the third quarter and first three quarters of fiscal 2013, we recognized charges of approximately $0.3 million and $1.8 million, respectively, in relation to the Administrative Efficiency Plan.
In February 2011, our Board of Directors approved a plan designed to optimize our manufacturing and distribution networks (the "Network Optimization Plan"). The Network Optimization Plan consists of projects that involve, among other things, the exit of certain manufacturing facilities, the disposal of underutilized manufacturing assets, and actions designed to optimize our distribution network. At the time of our acquisition, Ralcorp had certain initiatives underway with the same intent.  Expenses incurred in connection with these Ralcorp restructuring activities are now included in the Network Optimization Plan. Implementation of the plan is expected to continue through fiscal 2014 and is intended to improve the efficiency of our manufacturing operations and reduce costs. In connection with the Network Optimization Plan, we currently estimate we will incur aggregate pre-tax costs of approximately $79.9 million, including approximately $21.5 million of cash charges. In the third quarter and first three quarters of fiscal 2013, we recognized charges of $0.4 million and $4.9 million, respectively, in relation to the Network Optimization Plan.
Management continues to evaluate our manufacturing footprint and potential opportunities to generate cost savings. If such opportunities are identified, the Network Optimization Plan will be amended accordingly, which could lead to significant additional restructuring expenses. Additionally, as we continue to evaluate the integration plans with the acquisition of Ralcorp, we expect to incur significant restructuring expenses.
Capital Allocation
In the third quarter of fiscal 2013, we issued approximately 9.2 million shares of common stock for net proceeds of $269.3 million. During the first three quarters of fiscal 2013, we repurchased approximately 9.1 million shares of our common stock for $245.0 million.
During the first three quarters of fiscal 2012, we repurchased approximately 3.9 million shares of our common stock for $102.4 million, and we repaid the entire principal balance of $342.7 million of our 6.75% senior notes, which were due September 15, 2011.

Segment Review
We report our operations in four reporting segments: Consumer Foods, Commercial Foods, Ralcorp Food Group, and Ralcorp Frozen Bakery Products. In the first quarter of fiscal 2013, we revised the manner in which sales of grain within our Commercial Foods segment are recognized. As a result, segment results of the prior periods have been revised to reflect these changes.
Consumer Foods
The Consumer Foods reporting segment includes branded and private brand food products that are sold in various retail and foodservice channels, principally in North America. The products include a variety of categories (meals, entrees, condiments, sides, snacks, and desserts) across frozen, refrigerated, and shelf-stable temperature classes.
Commercial Foods
The Commercial Foods reporting segment principally includes commercially branded foods and ingredients, which are sold primarily to foodservice, food manufacturing, and industrial customers. The segment's primary products include: specialty potato products, milled grain ingredients, and a variety of vegetable products, seasonings, blends, and flavors, which are sold under brands such as ConAgra Mills®, Lamb Weston®, and Spicetec Flavors & Seasonings®.
Ralcorp Food Group
The Ralcorp Food Group reporting segment principally includes private brand food products that are sold in various retail and foodservice channels, primarily in North America. The products include a variety of categories including cereal products; snacks, sauces, and spreads; and pasta.
Ralcorp Frozen Bakery Products
The Ralcorp Frozen Bakery Products reporting segment principally includes private brand frozen bakery products that are sold in various retail and foodservice channels, primarily in North America. The segment's primary products include: frozen griddle products, including pancakes, waffles, and French toast; frozen biscuits and other frozen pre-baked products such as breads and rolls; and frozen and refrigerated dough products.
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

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen weeks ended		Thirty-nine weeks ended
($ in millions)	February 24, 2013	February 26, 2012	February 24, 2013	February 26, 2012
Net derivative gains (losses) incurred	$(12.2)	$22.9	$96.0	$(9.7)
Less: Net derivative gains allocated to reporting segments	14.7	0.9	8.8	29.0
Net derivative gains (losses) recognized in general corporate expenses	$(26.9)	$22.0	$87.2	$(38.7)
Net derivative gains allocated to Consumer Foods	$14.0	$2.7	$16.3	$27.5
Net derivative gains (losses) allocated to Commercial Foods	0.7	(1.8)	(7.5)	1.5
Net derivative gains included in segment operating profit	$14.7	$0.9	$8.8	$29.0
As of February 24, 2013, the cumulative amount of net derivative gains from economic hedges that had been recognized in Corporate and not yet allocated to reporting segments was $28.3 million. This amount reflected net gains of $87.2 million incurred during the thirty-nine weeks ended February 24, 2013, as well as net losses of $58.9 million incurred prior to fiscal 2013. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify gains of $16.0 million and $12.3 million to segment operating results in fiscal 2013 and 2014 and thereafter, respectively.
Net Sales

	Net Sales
	Thirteen weeks ended			Thirty-nine weeks ended
($ in millions) Reporting Segment	February 24, 2013	February 26, 2012	% Inc (Dec)	February 24, 2013	February 26, 2012		% Inc (Dec)
Consumer Foods	$2,303.2	$2,157.2	7%	$6,768.9	$6,227.1		9%
Commercial Foods	1,255.5	1,238.8	1%	3,837.2	3,705.9		4%
Ralcorp Food Group	212.5	—	N/A	212.5	—	212,500,000	N/A
Ralcorp Frozen Bakery Products	79.3	—	N/A	79.3	—	79,300,000	N/A
Total	$3,850.5	$3,396.0	13%	$10,897.9	$9,933.0		10%
Net sales for the third quarter of fiscal 2013 were $3.85 billion, an increase of $454.5 million, or 13%, from the third quarter of fiscal 2012. Net sales for the first three quarters of fiscal 2013 were $10.90 billion, an increase of $964.9 million, or 10%, from the first three quarters of fiscal 2012.
Consumer Foods net sales for the third quarter of fiscal 2013 were $2.30 billion, an increase of $146.0 million, or 7%, compared to the third quarter of fiscal 2012. Consumer Foods net sales for the first three quarters of fiscal 2013 were $6.77 billion, an increase of $541.8 million, or 9%, compared to the first three quarters of fiscal 2012. Results for the third quarter of fiscal 2013 reflected a 7% benefit from acquisitions and a 3% increase from net pricing/mix, offset by a 3% decrease in volume performance from our base businesses (those businesses owned for more than one year). Results for the first three quarters of fiscal 2013 reflected a 6% benefit from acquisitions and a 7% increase from net pricing/mix, offset by a 4% decrease in volume performance from our base businesses. Decrease in volume performance from our base businesses is primarily attributable to volume elasticity or the dampening effect of pricing on sales volume in the marketplace for both the third quarter and first three quarters of fiscal 2013.
Sales of products associated with some of our most significant brands, including Act II®, Hebrew National®, Hunt's®, Marie Callender's®, Orville Redenbacher's®, Pam®, Peter Pan®, Reddi-wip®, Ro*Tel®, Slim Jim®, and Wesson® grew in the third quarter of fiscal 2013, as compared to the third quarter of fiscal 2012. Significant brands whose products experienced sales declines in the third quarter of fiscal 2013 include Banquet®, Blue Bonnet®, Chef Boyardee®, David®, Healthy Choice®, Kid Cuisine®, and Manwich®.

Commercial Foods net sales were $1.26 billion for the third quarter of fiscal 2013, an increase of $16.7 million, or 1%, compared to the third quarter of fiscal 2012. Commercial Foods net sales were $3.84 billion for the first three quarters of fiscal 2013, an increase of 4% compared to the first three quarters of fiscal 2012. Commercial Foods net sales in the third quarter of fiscal 2013 reflected the pass-through of $16.6 million of higher wheat prices in the segment's flour milling operations. Results for the third quarter of fiscal 2013 also reflected decreased volume of approximately 5%, primarily due to softness in key Asian markets, offset by increased net pricing/mix of 4% in the segment's Lamb Weston® specialty potato products business. The first three quarters of fiscal 2013 reflected the pass-through of lower wheat prices in the segment's flour milling operations, resulting in a decrease to net sales of $9.7 million. Results for the first three quarters of fiscal 2013 also reflected improved net pricing/mix of approximately 6% in our Lamb Weston® specialty potato products business, while sales volumes were flat.
Ralcorp Food Group net sales for the twenty-seven days of ownership were $212.5 million and Ralcorp Frozen Bakery Products net sales for the twenty-seven days of ownership were $79.3 million. These amounts are included in the third quarter of fiscal 2013 and first three quarters of fiscal 2013 results. Sales for both Ralcorp Food Group and Ralcorp Frozen Bakery Products reflected competitive market conditions that have resulted in lower volumes than those achieved in recent periods prior to our ownership of Ralcorp.
Selling, General and Administrative ("SG&A") Expenses (Includes general corporate expenses)
SG&A expenses totaled $614.0 million for the third quarter of fiscal 2013, an increase of $257.3 million, as compared to the third quarter of fiscal 2012. SG&A expenses for the third quarter of fiscal 2013 reflected the following:

•	charges of $75.9 million of acquisition-related costs, including certain exit costs,

•	an increase in advertising and promotion spending of $39.4 million,

•	an increase of $22.8 million related to Ralcorp SG&A expenses,

•	an increase in stock compensation expense of $14.1 million,

•	an increase in incentive compensation expense of $13.0 million,

•	a charge of $10.2 million in connection with the impairment of certain assets received in connection with the bankruptcy of an onion supplier,

•	charges of $8.4 million of integration costs, and

•	charges of $4.5 million related to environmental remediation matters related to Beatrice, Inc.
SG&A expenses for the third quarter of fiscal 2012 included:

•
a gain of $58.6 million, resulting from the remeasurement to fair value of our previously held noncontrolling equity interest in ATFL, in connection with our acquisition of a majority interest in that company,

•	a charge of $7.5 million in connection with legal matters associated with the 2007 peanut butter recall,

•	a charge of $4.6 million in connection with insurance matters associated with the write-off of an insurance claim receivable, and

•	charges totaling $3.5 million in connection with our restructuring plans.
SG&A expenses totaled $1.56 billion for the first three quarters of fiscal 2013, an increase of $362.4 million, as compared to the first three quarters of fiscal 2012.
SG&A expenses for the first three quarters of fiscal 2013 reflected the following:

•	charges of $93.1 million of acquisition-related costs, including certain exit costs,

•	an increase in advertising and promotion expenses of $91.6 million,

•	an increase of $22.8 million related to Ralcorp SG&A expenses,

•	an increase in incentive compensation expense of $18.9 million,

•	an increase in stock compensation expense of $17.6 million,

•	a charge of $10.2 million in connection with the impairment of certain assets received in connection with the bankruptcy of an onion supplier,

•	charges of $8.4 million of integration costs,

•	charges of $4.5 million related to environmental remediation matters related to Beatrice, Inc., and

•	expenses of $4.1 million related to the execution of our restructuring plans.
SG&A expenses for the first three quarters of fiscal 2012 included:

•
a gain of $58.6 million, resulting from the remeasurement to fair value of our previously held noncontrolling equity interest in ATFL, in connection with our acquisition of a majority interest in that company,

•	charges totaling $32.4 million in connection with our restructuring plans,

•	a charge of $7.5 million in connection with legal matters associated with the 2007 peanut butter recall, and

•	a charge of $4.6 million in connection with insurance matters associated with the write-off of an insurance claim receivable.
Operating Profit (Earnings before general corporate expenses, interest expense, net, income taxes, and equity method investment earnings)

	Operating Profit
	Thirteen weeks ended				Thirty-nine weeks ended
($ in millions) Reporting Segment	February 24, 2013	February 26, 2012		% Inc (Dec)	February 24, 2013	February 26, 2012		% Inc (Dec)
Consumer Foods	$284.4	$331.3		(14)%	$805.7	$783.8		3%
Commercial Foods	166.6	150.0		11%	475.5	408.3		17%
Ralcorp Food Group	3.6	—	3,600,000	N/A	3.6	—	3,600,000	N/A
Ralcorp Frozen Bakery Products	1.4	—	1,400,000	N/A	1.4	—	1,400,000	N/A
Consumer Foods operating profit for the third quarter of fiscal 2013 was $284.4 million, a decrease of $46.9 million, or 14%, compared to the third quarter of fiscal 2012. Gross profits in Consumer Foods were $75.1 million higher for the third quarter of fiscal 2013 than for the third quarter of fiscal 2012, driven by the impact of higher net sales, discussed above, and the benefit of supply chain cost savings initiatives, partially offset by moderate inflation in product costs (particularly for proteins, vegetables, sweeteners, peanuts, and beans). Advertising and promotion expenses increased by $37.0 million in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012. The Consumer Foods segment also incurred costs of $5.3 million of acquisition-related expenses, including certain exit costs, in the third quarter of fiscal 2013, as well as $7.9 million in connection with the restructuring plans in the third quarter of fiscal 2012. In addition, in the third quarter of fiscal 2012, Consumer Foods operating profit included a gain of $58.6 million, resulting from the remeasurement to fair value of our previously held noncontrolling equity interest in ATFL, in connection with our acquisition of a majority interest in that company.
Consumer Foods operating profit for the first three quarters of fiscal 2013 was $805.7 million, an increase of $21.9 million, or 3%, compared to the first three quarters of fiscal 2012. Gross profits were $222.7 million higher in the first three quarters of fiscal 2013 than in the first three quarters of fiscal 2012, driven by the impact of higher net sales, discussed above, and the benefit of supply chain cost savings initiatives, partially offset by moderate inflation in product costs (particularly for proteins, packaging, sweeteners, peanuts, and beans). Other items that significantly impacted Consumer Foods operating profit in the first three quarters of fiscal 2013 included an increase in advertising and promotion expenses of $86.5 million and charges totaling $13.7 million of acquisition-related expenses, including certain exit costs, in the first three quarters of fiscal 2013, as well as $4.9 million related to the execution of our restructuring plans. Consumer Foods operating profit in the first three quarters of fiscal 2012 included $39.1 million of charges related to our restructuring plans. In addition, Consumer Foods operating profit for the first three quarters of fiscal 2012 included a gain of $58.6 million, resulting from the remeasurement to fair value of our previously held noncontrolling equity interest in ATFL, in connection with our acquisition of a majority interest in that company.
For the third quarter of fiscal 2013, operating profit for the Commercial Foods segment was $166.6 million, an increase of $16.6 million, or 11%, from the third quarter of fiscal 2012. Gross profits in the Commercial Foods segment were $30.1 million higher in the third quarter of fiscal 2013 than in the third quarter of fiscal 2012, driven by improved pricing/mix in the Lamb Weston® specialty potato business, as well as improved product mix and favorable market conditions within our flour milling operations. The pricing/mix at Lamb Weston® more than offset the impact of a volume decline primarily resulting from softness in key Asian markets. Results for the third quarter of fiscal 2013 also reflect a $10.2 million charge to reduce the carrying value of certain assets received in connection with the bankruptcy of an onion products supplier to their estimated fair value.
For the first three quarters of fiscal 2013, operating profit for the Commercial Foods segment was $475.5 million, an increase of $67.2 million, or 17%. Gross profits in the Commercial Foods segment were $91.9 million higher in the first three quarters of fiscal 2013 than in the first three quarters of fiscal 2012, driven by higher gross profit in the Lamb Weston® specialty potato operations due to increased net pricing/mix and volume, as well as productivity improvements. Results for the third quarter of fiscal 2013 also reflect a $10.2 million charge to reduce the carrying value of certain assets received in connection with the bankruptcy of an onion products supplier to their estimated fair value. Commercial Foods operating profit included $5.9 million of charges in the first three quarters of fiscal 2012 related to the execution of our restructuring plans. In the third quarter of fiscal 2013, a significant foodservice customer did not renew a significant portion of its potato products purchase contracts with our Lamb Weston® business, which we expect to have an impact in fiscal 2014. We intend to enter into new potato products sales contracts with other customers that will offset impacts to sales and margins.
Ralcorp Food Group operating profit for the third quarter of fiscal 2013 and first three quarters of fiscal 2013 was $3.6 million. Ralcorp Frozen Bakery Products operating profit for the third quarter of fiscal 2013 and first three quarters of fiscal 2013 results was $1.4 million. Included in the results of the Ralcorp Food Group and Ralcorp Frozen Bakery Product segments' operating profit for the third quarter of fiscal 2013 was $13.6 million and $3.1 million, respectively, of incremental cost of goods sold due to the fair value adjustment to inventory resulting from acquisition accounting.
Interest Expense, Net
Net interest expense was $70.6 million and $49.7 million for the third quarter of fiscal 2013 and 2012, respectively, reflecting the issuance of $3.975 billion of senior debt, borrowings of $1.5 billion under a Term Loan Facility, and $716.0 million of senior debt that was exchanged in January 2013 as a result of the Ralcorp acquisition, in addition to the issuance of $750.0 million of senior notes in September 2012. We may prepay borrowings under the Term Loan Facility prior to the maturity date without premium or penalty.
Net interest expense was $173.3 million and $153.2 million for the first three quarters of fiscal 2013 and 2012, respectively.
Income Taxes
In the third quarter of fiscal 2013 and 2012, our income tax expense was $78.0 million and $112.1 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately 39% for the third quarter of fiscal 2013 and 29% for the third quarter of fiscal 2012. In the first three quarters of fiscal 2013 and 2012, our income tax expense was $310.6 million and $253.7 million, respectively. The effective tax rate was approximately 34% for the first three quarters of fiscal 2013 and 31% for the first three quarters of fiscal 2012. The higher effective tax rate for the third quarter of fiscal 2013 and first three quarters of fiscal 2013 is due to the recognition of a nontaxable gain from the acquisition of a majority interest in ATFL in fiscal 2012, as well as the impact of the Ralcorp acquisition in fiscal 2013, which resulted in the incurrence of various non-deductible transaction-related expenses, as well as a lower domestic manufacturing deduction. The effective tax rate also included the impact of certain favorable tax adjustments to both fiscal 2013 and fiscal 2012 resulting from the implementation of the 2012 American Taxpayer Relief Act. In the third quarter of fiscal 2013, we received an adverse Mexican tax court ruling and recorded a reserve of $4 million.
Equity Method Investment Earnings
Equity method investment earnings were $12.0 million and $12.6 million for the third quarter of fiscal 2013 and 2012, respectively and $32.4 million and $30.3 million for the first three quarters of fiscal 2013 and 2012, respectively.
Earnings Per Share
Our diluted earnings per share in the third quarter of fiscal 2013 were $0.29. Diluted earnings per share in the third quarter of fiscal 2012 were $0.67. Diluted earnings per share were $1.40 and $1.32 in the first three quarters of fiscal 2013 and 2012, respectively.

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
At February 24, 2013, we had a $1.5 billion revolving credit facility. The facility is scheduled to mature in September 2016. The facility has historically been used principally as a back-up facility for our commercial paper program. As of February 24, 2013, there were no outstanding borrowings under the facility. The facility requires that our consolidated funded debt not exceed 75% of our consolidated capital base in the first four quarters commencing on January 29, 2013, 70% in the second four quarters, and 65% thereafter, and that our fixed charges coverage ratio be greater than 1.75 to 1.0. As of February 24, 2013, we were in compliance with these financial covenants.
As of February 24, 2013, we had no borrowings under our commercial paper program. The highest level of borrowings during fiscal 2013 was $392.0 million, which occurred at the end of the first quarter of fiscal 2013 in association with the acquisition of the P.F. Chang's® and Bertolli® brands frozen meal business. This balance was repaid in the second quarter of fiscal 2013 upon the issuance of $750.0 million of senior unsecured notes.

On January 25, 2013, we issued senior unsecured notes in the aggregate principal amount of $3.975 billion. These notes were issued in four tranches: $750.0 million, maturing in 3 years with a coupon rate of 1.3%, $1.0 billion, maturing in 5 years with a coupon rate of 1.9%, $1.225 billion, maturing in 10 years with a coupon rate of 3.2%, and $1.0 billion, maturing in 30 years with a coupon rate of 4.65%. Net proceeds were used for the acquisition of Ralcorp including associated repayment of Ralcorp notes tendered in connection with the acquisition.

On January 29, 2013, we borrowed $1.5 billion under our unsecured Term Loan Facility. We are required to repay borrowings under the Term Loan Facility in equal installments of 2.5% per quarter beginning June 1, 2013 with the remainder of the borrowings to be paid on the maturity date unless prepaid in accordance with the terms of the Term Loan Facility. We may prepay borrowings without premium or penalty. The Term Loan Facility matures on January 29, 2018. The Term Loan Facility interest rate is calculated based on LIBOR plus 1.75%. The Term Loan Facility requires that our consolidated funded debt not exceed 75% of our consolidated capital base in the first four quarters commencing on January 29, 2013, 70% in the second four quarters, and 65% thereafter, and that our fixed charges coverage ratio be greater than 1.75 to 1.0. As of February 24, 2013, we were in compliance with these financial covenants. Net proceeds were used for the acquisition of Ralcorp.

In conjunction with the Ralcorp acquisition, we issued new senior unsecured notes in exchange for senior notes issued by Ralcorp in an aggregate principal amount of $716.0 million. The principal amounts included $282.7 million of 4.95% senior debt due August 2020 and $433.3 million of 6.625% senior debt due August 2039. Senior notes issued by Ralcorp in an aggregate principal amount of $33.9 million were not exchanged and remain outstanding, consisting of 4.95% senior notes issued by Ralcorp due August 15, 2020 in an aggregate principal amount of $17.2 million and 6.625% senior notes issued by Ralcorp due August 15, 2039 in an aggregate principal amount of $16.7 million.

We also assumed principal amounts totaling $460.7 million of Ralcorp Callable Notes. On February 28, 2013, subsequent to the third quarter of fiscal 2013, we prepaid these notes, including interest and contractual obligations for a total of $568.4, primarily from available cash.

On September 13, 2012, we issued senior unsecured notes in the aggregate principal amount of $750.0 million. These notes were issued in three tranches of $250.0 million, with terms to maturity and coupon rates of 3 years at 1.35%, 5.5 years at 2.10%, and 10 years at 3.25%, respectively. Proceeds were used for general corporate purposes, including repayment of outstanding commercial paper, working capital, and other business opportunities.
As of the end of the third quarter of fiscal 2013, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the revolving credit facility, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult.
On January 11, 2013, we issued approximately 9.2 million of our common stock from treasury shares for net proceeds of $269.3 million. Net proceeds were used for the acquisition of Ralcorp.
We repurchase our shares of common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board of Directors. In December 2011, the Company's Board of Directors approved a $750.0 million increase to our share repurchase authorization. Under the share repurchase authorization, we may repurchase our shares periodically over several years, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions. The authorization has no time limit and may be suspended or discontinued at any time.
We repurchased approximately 37 thousand shares of our common stock for $1.0 million under this program in the third quarter of fiscal 2013, bringing the total repurchase amount to 9.1 million shares of our common stock for $245.0 million in the first three quarters of fiscal 2013. The Company's total remaining share repurchase authorization as of February 24, 2013 was $281.9 million.

On September 19, 2012, our Board of Directors approved an increase in our quarterly dividend to $0.25 per share from the previous level of $0.24 per share, an annualized increase of approximately 4%.
Cash Flows
During the first three quarters of fiscal 2013, we generated $620.8 million of cash, which was the net result of $781.7 million generated from operating activities, $5.30 billion used in investing activities, $5.14 billion obtained in financing activities, and an increase of $2.6 million in cash due to the effect of changes in foreign currency exchange rates.
Cash generated from operating activities of continuing operations totaled $781.7 million in the first three quarters of fiscal 2013, as compared to $776.5 million generated in the first three quarters of fiscal 2012. Net income from operations generated $34.3 million more in the first three quarters of fiscal 2013. Operating cash outflows resulting from one time costs associated with the Ralcorp acquisition were $125.8 million, including $52.4 million accrued by Ralcorp prior to the acquisition. Additionally, $42.5 million in interest accrued by Ralcorp prior to the acquisition was paid in the third quarter of fiscal 2013. The increase in cash used for inventory during the first three quarters of fiscal 2013 resulted largely due to increased potato harvest yields and wheat prices in our Commercial Foods segment. Seasonal increases in inventory for the Consumer Foods segment were lower in fiscal 2013 than in fiscal 2012 as commodity prices stabilized and prior physical positions were utilized. Increases in trade payables during the first three quarters of fiscal 2013 reflect activity related to recently acquired businesses; whereas in fiscal 2012, the larger increase was due largely to inflation. Contributions to our pension plans were lower in the first three quarters of fiscal 2013. We paid larger incentive compensation payments in the first quarter of fiscal 2013 (earned in fiscal 2012) than in the first quarter of fiscal 2012 (earned in fiscal 2011).
Cash used in investing activities totaled $5.30 billion in the first three quarters of fiscal 2013, versus cash used in investing activities of $600.7 million in the first three quarters of fiscal 2012. Investing activities of continuing operations in the first three quarters of fiscal 2013 consisted primarily of the purchase of Ralcorp for $4.75 billion, net of cash acquired plus assumed liabilities, capital expenditures of $289.1 million, and the acquisition of the P.F. Chang's® and Bertolli® brands frozen meal business from Unilever for $266.9 million in cash. Investing activities of continuing operations in the first three quarters of fiscal 2012 included capital expenditures of $239.1 million, the acquisition of National Pretzel Company for $301.9 million, net of cash acquired, the purchase of an additional equity interest in ATFL for $4.9 million, net of cash acquired, and the acquisition of an intangible asset (the Marie Callender's® license) for $57.5 million.
Cash generated from financing activities of continuing operations totaled $5.14 billion in the first three quarters of fiscal 2013 compared with cash used of $541.3 million in the first three quarters of fiscal 2012. During the first three quarters of fiscal 2013 and 2012, we paid dividends of $296.6 million and $288.8 million, respectively. In the first three quarters of fiscal 2013 and 2012, we repurchased $245.0 million and $100.2 million, respectively, of our common stock as part of our share repurchase program. Amounts funded by employee stock option exercise proceeds were $197.2 million and $199.3 million in the first three quarters of fiscal 2013 and 2012, respectively. In first three quarters of fiscal 2013, we issued long-term debt that generated $6.22 billion in cash and repaid $911.8 million in debt, primarily $875.0 million paid for principal and contractual amounts on Ralcorp notes tendered in connection with the Ralcorp acquisition; whereas during the first three quarters of fiscal 2012, we decreased our debt by $355.6 million, including the repayment of $342.7 million upon maturity of our 6.75% senior notes.
The Company had cash and cash equivalents of $723.8 million at February 24, 2013 and $103.0 million at May 27, 2012, of which $154.3 million at February 24, 2013 and $88.4 million at May 27, 2012 was held in foreign countries. The Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. No related tax liability has been accrued as of February 24, 2013. At February 24, 2013, management believed that sufficient liquidity was available in the United States. However, in the unusual event that additional foreign funds are needed in the United States, the Company has the ability to repatriate additional funds. The repatriation could result in an adjustment to the deferred tax liability after considering available foreign tax credits and other tax attributes. It is not practicable to determine the amount of any such deferred tax liability at this time.
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
We hold a 50.0% interest in Lamb Weston RDO, a potato processing venture. We provide all sales and marketing services to Lamb Weston RDO. We receive a fee for these services based on a percentage of the net sales of the venture. We reflect the value of our ownership interest in this venture in other assets in our condensed consolidated balance sheets, based upon the equity method of accounting. The balance of our investment was $14.6 million and $14.8 million at February 24, 2013 and May 27, 2012, respectively, representing our maximum exposure to loss as a result of our involvement with this venture. The capital structure of Lamb Weston RDO includes owners' equity of $29.1 million and term borrowings from banks of $44.5 million as of February 24, 2013. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this venture.
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

Obligations and Commitments
As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as lease agreements, debt agreements, and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as "take-or-pay" contracts). The unconditional purchase obligation arrangements are entered into in our normal course of business in order to ensure adequate levels of sourced product are available. Of these items, debt and capital lease obligations, which totaled $10.5 billion as of February 24, 2013, were recognized as liabilities in our condensed consolidated balance sheet. Operating lease obligations and unconditional purchase obligations, which totaled $1.6 billion as of February 24, 2013, were not recognized as liabilities in our condensed consolidated balance sheet, in accordance with generally accepted accounting principles.

A summary of our contractual obligations as of February 24, 2013 was as follows (including obligations of discontinued operations):

	Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt	$10,386.7	$713.1	$1,878.4	$1,810.5	$5,984.7
Capital lease obligations	77.3	8.6	14.2	11.0	43.5
Operating lease obligations	492.7	94.4	155.0	104.2	139.1
Purchase obligations[1]	1,156.0	983.3	144.6	6.0	22.1
Total	$12,112.7	$1,799.4	$2,192.2	$1,931.7	$6,189.4
1 Amount includes open purchase orders of our recently acquired Ralcorp business, some of which may be cancellable.
We are also contractually obligated to pay interest on our long-term debt and capital lease obligations. The weighted average coupon interest rate of the long-term debt obligations outstanding as of February 24, 2013 was approximately 4.2%.
The purchase obligations noted in the table above do not reflect $822.8 million of open purchase orders or $495.2 million of agreements for goods and services, some of which are not legally binding. These amounts exclude the open purchase orders from Ralcorp that are included in the table above. These purchase orders and agreements are generally settleable in the ordinary course of business in less than one year.

The operating lease obligations noted in the table above have not been reduced by non-cancellable sublease rentals of $36.8 million.
We own a 49.99% interest in Lamb Weston BSW, LLC ("Lamb Weston BSW"), a potato processing venture with Ochoa Ag Unlimited Foods, Inc. ("Ochoa"). We provide all sales and marketing services to Lamb Weston BSW. Under certain circumstances, we could be required to compensate Ochoa for lost profits resulting from significant production shortfalls. Commencing on June 1, 2018, or on an earlier date under certain circumstances, we have a contractual right to purchase the remaining equity interest in Lamb Weston BSW from Ochoa (the "call option"). We are currently subject to a contractual obligation to purchase all of Ochoa's equity investment in Lamb Weston BSW at the option of Ochoa (the "put option"). The purchase prices under the call option and the put option (the "options") are based on the book value of Ochoa's equity interest at the date of exercise, as modified by an agreed-upon rate of return for the holding period of the investment balance. The agreed-upon rate of return varies depending on the circumstances under which any of the options are exercised. As of February 24, 2013, the price at which Ochoa had the right to put its equity interest to us was $38.5 million. This amount, which is presented within other liabilities in our condensed consolidated balance sheet, is not included in the "Contractual Obligations" table above as the payment is contingent upon the exercise of the put option by Ochoa, and the eventual occurrence and timing of such exercise is uncertain.
As part of our ongoing operations, we also enter into arrangements that obligate us to make future cash payments only upon the occurrence of a future event (e.g., guarantees of debt or lease payments of a third party should the third party be unable to perform). In accordance with generally accepted accounting principles, the following commercial commitments are not recognized as liabilities in our condensed consolidated balance sheet. A summary of our commitments, including commitments associated with equity method investments, as of February 24, 2013 was as follows:

	Amount of Commitment Expiration Per Period (in millions)
Other Commercial Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Guarantees	$37.3	$12.7	$10.9	$7.2	$6.5
Other commitments	4.2	4.2	—	—	—
Total	$41.5	$16.9	$10.9	$7.2	$6.5
In certain limited situations, we will guarantee an obligation of an unconsolidated entity. We guarantee certain leases and other commercial obligations resulting from the 2002 divestiture of our fresh beef and pork operations. The remaining terms of these arrangements do not exceed three years and the maximum amount of future payments we have guaranteed was $8.8 million as of February 24, 2013.
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
We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At February 24, 2013, the amount of supplier loans effectively guaranteed by us was $7.2 million, included in the table above. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.

We were a party to a supply agreement with an onion processing company where we had guaranteed, under certain conditions, repayment of a secured loan (the "Secured Loan") of this onion supplier to the onion supplier's lender. The amount of our guarantee was $25.0 million. We had the option to purchase the Secured Loan, and thereby assume first-priority secured rights to the underlying collateral for the amount of the Secured Loan. During the fourth quarter of fiscal 2012, we received notice from the lender that the onion supplier had defaulted on the Secured Loan and we purchased the Secured Loan from the lender for $40.8 million, and cancelled our guarantee. The Secured Loan was classified as other assets at May 27, 2012. The onion supplier filed for bankruptcy on April 12, 2012. During the second quarter of fiscal 2013, we acquired ownership and all rights to the collateral, consisting of agricultural land and a processing facility, securing the Secured Loan through the bankruptcy proceeding. During the third quarter of fiscal 2013, we recognized an impairment charge of $10.2 million to reduce the carrying amount of these assets to their estimated fair value based upon updated appraisals. Based on our estimate of the value of the land and processing facility, we expect to recover the remaining carrying value through our operation or sale of these assets.

Federal income tax credits were generated related to our sweet potato production facility in Delhi, Louisiana. Third parties invested in certain of these income tax credits. We have guaranteed these third parties the face value of these income tax credits over their statutory lives, through fiscal 2017, in the event that the income tax credits are recaptured or reduced. The face value of the income tax credits was $21.2 million as of February 24, 2013. We believe the likelihood of the recapture or reduction of the income tax credits is remote, and therefore we have not established a liability in connection with this guarantee.
The obligations and commitments tables above do not include any reserves for uncertainties in income taxes, as we are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes. The liability for gross unrecognized tax benefits at February 24, 2013 was $64.2 million. The net amount of unrecognized tax benefits at February 24, 2013, that, if recognized, would impact our effective tax rate was $37.2 million. Recognition of these tax benefits would have a favorable impact on our effective tax rate.

Critical Accounting Estimates
A discussion of our critical accounting estimates can be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our annual report on Form 10-K for the fiscal year ended May 27, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The principal market risks affecting us are exposures to price fluctuations of commodity and energy inputs, interest rates, and foreign currencies.
Other than the changes noted below, there have been no material changes in our market risk during the thirty-nine weeks ended February 24, 2013. For additional information, refer to the "Quantitative and Qualitative Disclosures about Market Risk" in Item 7A of our annual report on Form 10-K for the fiscal year ended May 27, 2012.
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
Interest Rate Risk
From time to time, we use interest rate swaps to manage the effect of interest rate changes on the fair value of our existing debt as well as the forecasted interest payments for the anticipated issuance of debt. During fiscal 2010, we entered into interest rate swap contracts used to effectively convert the interest rates of certain outstanding debt instruments from fixed to variable. During fiscal 2011, we terminated these interest rate swap contracts. As a result of this termination, we received proceeds of $31.5 million. The cumulative adjustment to the fair value of the debt instruments that were hedged, $34.8 million, was included in long-term debt and is being amortized as a reduction of interest expense over the remaining lives of the debt instruments (through fiscal 2014). At February 24, 2013, the unamortized amount was $10.8 million.
We have entered into interest rate swap contracts to hedge the interest rate risk related to our forecasted issuance of long-term debt in 2014 (based on the anticipated refinancing of the senior long-term debt maturing at that time). The net notional amount of these interest rate derivatives at February 24, 2013 was $500.0 million. The maximum potential loss associated with these interest rate swap contracts from a hypothetical decrease of 1% in interest rates is approximately $136.3 million. Any such gain or loss, to the extent the hedge was effective, would be deferred in accumulated other comprehensive income and recognized in earnings over the life of the forecasted interest payments associated with the anticipated debt refinancing. At February 24, 2013, we had recognized an unrealized loss of $109.6 million in accumulated other comprehensive income for these derivative instruments.
The carrying amount of long-term debt (including current installments) was $10.6 billion as of February 24, 2013. Based on current market rates provided primarily by outside investment bankers, the fair value of this debt at February 24, 2013 was estimated at $11.4 billion. As of February 24, 2013, a 1% increase in interest rates would decrease the fair value of our fixed rate debt by approximately $645.0 million, while a 1% decrease in interest rates would increase the fair value of our fixed rate debt by approximately $729.0 million.
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
Value-at-Risk (VaR)
We employ various tools to monitor our derivative risk, including value-at-risk ("VaR") models. We perform simulations using historical data to estimate potential losses in the fair value of current derivative positions. We use price and volatility information for the prior 90 days in the calculation of VaR that is used to monitor our daily risk. The purpose of this measurement is to provide a single view of the potential risk of loss associated with derivative positions at a given point in time based on recent changes in market prices. Our model uses a 95% confidence level. Accordingly, in any given one day time period, losses greater than the amounts included in the table below are expected to occur only 5% of the time. We include commodity swaps, futures, and options and foreign exchange forwards, swaps, and options in this calculation. The following table provides an overview of our average daily VaR for our energy, agriculture, and other commodities over the thirty-nine week period ending February 24, 2013 and the prior-year period, as well as the average daily foreign exchange VaR. Other commodities below consist primarily of forward and option contracts for a commodities index, the market price of which is closely correlated with that of our commodity inputs. This index includes items such as agricultural commodities, energy commodities, and metals. The other commodities category below may also include items such as packaging and/or livestock.

	Fair Value Impact
In Millions	Average During Thirty-nine Weeks Ended February 24, 2013	Average During Thirty-nine Weeks Ended February 26, 2012
Energy commodities	$2.3	$2.6
Agriculture commodities	$3.5	$4.5
Other commodities	$5.3	$1.3
Foreign exchange	$1.3	$1.3

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of February 24, 2013. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective. We acquired Ralcorp on January 29, 2013 and have not yet included Ralcorp in our assessment of the effectiveness of our internal control over financial reporting. Accordingly, pursuant to the SEC's general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include Ralcorp. For the third quarter of fiscal 2013, Ralcorp accounted for $291.8 million of our total net sales and as of February 24, 2013 had total assets of $8.53 billion.
Internal Control Over Financial Reporting
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated any change in the Company's internal control over financial reporting that occurred during the quarter covered by this report and determined that, except as described in the preceding paragraph, there was no change in our internal control over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The following information supplements and amends the discussion set forth under Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended May 27, 2012, as updated by our Quarterly Reports on Form 10-Q for the quarters ended August 26, 2012 and November 25, 2012.
As previously disclosed, during the third quarter of fiscal 2013, we were named a defendant in several shareholder class action lawsuits brought in the Circuit Court of the City of St. Louis against directors of Ralcorp Holdings, Inc. alleging breaches of fiduciary obligations by them in connection with their approval of our proposed acquisition of Ralcorp. We were alleged to be an aider and abettor of those breaches. The suits sought injunctive relief, damages, attorney's fees, and other relief. There were additional cases pending in the same Court, which were consolidated and made similar allegations against directors of Ralcorp to which we were not named a defendant. All of these cases were settled during the third quarter of fiscal 2013. The settlement of these lawsuits is subject to Court approval.
The U.S. Environmental Protection Agency (the "EPA") sought civil penalties for alleged violations under the Clean Air Act arising out of a subsidiary of Ralcorp's Lodi, California facility. The EPA alleged that the facility exceeded permit limits and failed to conduct source testing in accordance with EPA regulations.  The parties to the action have entered into a consent decree that requires Ralcorp to pay a fine of $0.6 million for the violations. The consent decree is currently pending before the Eastern District Court of California for approval.
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

ITEM 1A. RISK FACTORS
A discussion of our risk factors can be found in Item 1A, Risk Factors, in our annual report on Form 10-K for the fiscal year ended May 27, 2012 and supplemented by Item 1A, Risk Factors, in our quarterly report of Form 10-Q for the quarter ended November 25, 2012. The information included below, including additional risks relating to the pending formation of Ardent Mills, a joint venture among ConAgra Foods, Cargill, Incorporated ("Cargill"), and CHS, Inc. ("CHS") that will combine the flour milling operations of ConAgra Foods and Horizon Milling (a joint venture of Cargill and CHS), amends, updates, and should be read in conjunction with the risk factors disclosed in the Form 10-K and Form 10-Q.
Our pending Ardent Mills joint venture with Cargill and CHS may not be completed.
The closing of our pending Ardent Mills joint venture with Cargill and CHS is subject to various conditions to closing, including the receipt of certain financing, the receipt of certain governmental approvals related to antitrust in applicable foreign jurisdictions, the absence of any pending proceeding initiated by any governmental entity seeking to enjoin the closing, and other customary closing conditions, such as those relating to the accuracy of representations and warranties and compliance with covenants. These closing conditions may not be satisfied, and in that circumstance we may be unable or unwilling to complete this joint venture.
Ardent Mills may not achieve the benefits that are anticipated from the joint venture.
The benefits that are expected to result from the pending Ardent Mills joint venture will depend, in part, on our ability to realize the anticipated cost synergies in the transaction, Ardent Mills' ability to successfully integrate the ConAgra Mills and Horizon Milling businesses and its ability to successfully manage the joint venture on a going-forward basis. It is not certain that we will realize these benefits at all, and if we do, it is not certain how long it will take to achieve these benefits. If, for example, we are unable to achieve the anticipated cost savings, or if there are unforeseen integration costs, or if Ardent Mills is unable to operate the joint venture smoothly in the future, the financial performance of the joint venture may be negatively affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the total number of shares of common stock purchased during the third quarter of fiscal 2013, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	Total Number of Shares (or units) Purchased	Average Price Paid per Share (or unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Maximum Number of Shares that may yet be Purchased under the Program (1)
November 26 through December 23, 2012	37,085	$28.22	37,085	$281,927,000
December 24, 2012 through January 20, 2013	—	$—	—	$281,927,000
January 21 through February 24, 2013	—	$—	—	$281,927,000
Total Fiscal 2013 Third Quarter Activity	37,085	$28.22	37,085	$281,927,000
 ________________

(1)
Pursuant to publicly announced share repurchase programs from December 2003, we have repurchased approximately 169.6 million shares at a cost of $4.0 billion through February 24, 2013. The current program has no expiration date.

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
Dated this 3rd day of April, 2013.

EXHIBIT INDEX
All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by ConAgra Foods, Inc. (file number 001-07275), unless otherwise noted.

EXHIBIT	DESCRIPTION

*2.1
Agreement and Plan of Merger among Ralcorp Holdings, Inc., ConAgra Foods, Inc. and Phoenix Acquisition Sub Inc. dated as of November 26, 2012 incorporated herein by reference to Exhibit 2.1 of ConAgra Foods, Inc. Current Report on Form 8-K filed November 28, 2012 *

3.1	ConAgra Foods' Certificate of Incorporation, as restated, incorporated herein by reference to Exhibit 3.1 of ConAgra Foods' current report on Form 8-K filed December 2, 2005

3.2	Amended and Restated By-Laws of ConAgra Foods, Inc., as Amended, incorporated herein by reference to Exhibit 3.1 of ConAgra Foods' current report on Form 8-K filed December 3, 2007

**10.1	Amendment Three dated March 6, 2013 to ConAgra Foods, Inc. Amended and Restated Voluntary Deferred Compensation Plan (January 1, 2009 Restatement)

10.2
Bridge Loan Agreement, entered into as of December 21, 2012, among ConAgra Foods, Inc. and Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, as sole lead arranger and sole bookrunner, and the other financial institutions party thereto, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods, Inc. Current Report on Form 8-K filed December 27, 2012

10.3
Term Loan Agreement, entered into as of December 21, 2012, among ConAgra Foods, Inc. and Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, as sole lead arranger and sole bookrunner, and the other financial institutions party thereto, incorporated herein by reference to Exhibit 10.2 of ConAgra Foods, Inc. Current Report on Form 8-K filed December 27, 2012

10.4
Amendment No. 1 to the Revolving Credit Agreement, entered into as of December 21, 2012, among ConAgra Foods, Inc., JPMorgan Chase Bank, N.A., as administrative agent and a lender, and the other financial institutions party thereto, incorporated herein by reference to Exhibit 10.3 of ConAgra Foods, Inc. Current Report on Form 8-K filed December 27, 2012

10.5
Registration Rights Agreement dated January 31, 2013, by and between ConAgra Foods, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods, Inc. Current Report on Form 8-K filed February 4, 2013

12	Statement regarding computation of ratio of earnings to fixed charges

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificates

101.1
The following materials from ConAgra Foods' Quarterly Report on Form 10-Q for the quarter ended February 24, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

* Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. ConAgra Foods agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.

** Management contract or compensatory plan.

Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to ConAgra Foods' long-term debt are not filed with this Form 10-Q. ConAgra Foods will furnish a copy of any such long-term debt agreement to the Securities and Exchange Commission upon request.