Form 10-K
period 2013-05-26
CONAGRA FOODS INC /DE/
filed 2013-07-19
CIK 23217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 26, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to
Commission File No. 1-7275
_________________________________________________
CONAGRA FOODS, INC.
(Exact name of registrant as specified in its charter)
 __________________________________________________

Delaware	47-0248710
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One ConAgra Drive Omaha, Nebraska	68102-5001
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (402) 240-4000
___________________________________________________
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
Large accelerated filer  ☑ Accelerated filer  ☐
Non-accelerated filer    ☐  (Do not check if a smaller reporting company) Smaller reporting company   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☑
The aggregate market value of the voting common stock of ConAgra Foods, Inc. held by non-affiliates on November 23, 2012 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $11,467,654,396 based upon the closing sale price on the New York Stock Exchange on such date.
At June 23, 2013, 419,531,322 common shares were outstanding.
Documents Incorporated by Reference
Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”) are incorporated into Part III.

PART I
ITEM 1. BUSINESS
General Development of Business
ConAgra Foods, Inc. (“ConAgra Foods”, “Company”, “we”, “us”, or “our”) is one of North America’s largest packaged food companies. Its balanced portfolio includes consumer brands found in 97% of America's households, the largest private brand packaged food business in North America, and a strong commercial and foodservice business. Consumers can find recognized brands such as Banquet®, Chef Boyardee®, Egg Beaters®, Healthy Choice®, Hebrew National®, Hunt's®, Marie Callender's®, Odom's Tennessee Pride®, Orville Redenbacher's®, PAM®, Peter Pan®, Reddi-wip®, Slim Jim®, Snack Pack®, and many other ConAgra Foods brands and products, along with food sold by ConAgra Foods under private brands, in grocery, convenience, mass merchandise, club stores, and drugstores. We also have a strong commercial foods presence, supplying frozen potato and sweet potato products, as well as other vegetable, spice, bakery, and grain products to a variety of well-known restaurants, foodservice operators, and commercial customers.
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
In 2012, we announced a strategic roadmap focused on growing our core operations, expanding into adjacent categories, and increasing our presence in private label and international operations. Our core operations include the strategic product groups of convenient meals, potatoes, snacks, meal enhancers, and specialty items. In January 2013, we completed the acquisition of Ralcorp Holdings, Inc. ("Ralcorp"), a manufacturer of private brand products, thereby becoming the largest private brand packaged business in North America.
For more information about our more recent acquisitions, see “Acquisitions” below.
We are focused on growing our core operations, expanding into adjacent categories, and increasing our presence in private brand and international operations. Our core operations include the strategic product groups of convenient meals, potatoes, snacks, meal enhancers, and specialty items. We are also focused on sustainable sales and profit growth with strong and improving returns on invested capital. As part of continually strengthening our operating foundation, our major profit-enhancing initiatives have centered on and continue to include:

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

Financial Information about Reporting Segments
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
Acquisitions
In January 2013, we acquired Ralcorp. Ralcorp manufactures private brand products including cereal products; snacks, sauces, and spreads; pasta; frozen griddle products, including pancakes, waffles, and French toast; frozen biscuits and other frozen pre-baked products such as breads and rolls; and frozen and refrigerated dough products. We present the results of operations of the acquired Ralcorp business in two segments: Ralcorp Food Group and Ralcorp Frozen Bakery Products.
In August 2012, we acquired the P.F. Chang's® and Bertolli® brands frozen meal business. This business is included in the Consumer Foods segment.
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
In November 2011, we acquired an additional equity interest in Agro Tech Foods Limited (“ATFL”). ATFL is a publicly traded company in India that markets food and food ingredients to consumers and institutional customers in India. As a result of this additional investment, we own a majority interest (approximately 52%) in ATFL. Consolidated financial results of ATFL are included in the Consumer Foods segment.
In June 2011, we purchased the Marie Callender’s® brand trademark from Marie Callender Pie Shops, Inc.
General
The following comments pertain to all of our reporting segments.
ConAgra Foods is a food company that operates in many sectors of the food industry, with a significant focus on the sale of branded, private brand, and value-added consumer products, as well as foodservice products and ingredients. We use many different raw materials, the bulk of which are commodities. The prices paid for raw materials used in our products generally reflect factors such as weather, commodity market fluctuations, currency fluctuations, tariffs, and the effects of governmental agricultural programs. Although the prices of raw materials can be expected to fluctuate as a result of these factors, we believe such raw materials to be in adequate supply and generally available from numerous sources. From time to time, we have faced increased costs for many of our significant raw materials, packaging, and energy inputs. We seek to mitigate the higher input costs through productivity and pricing initiatives, and through the use of derivative instruments used to economically hedge a portion of forecasted future consumption.
We experience intense competition for sales of our principal products in our major markets. Our products compete with widely advertised, well-known, branded products, as well as private brand and customized products. Some of our competitors are larger and have greater resources than we have. We compete primarily on the basis of quality, value, customer service, brand recognition, and brand loyalty.
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
Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 17%, 17%, and 18% of consolidated net sales for fiscal 2013, 2012, and 2011, respectively.
At May 26, 2013, ConAgra Foods and its subsidiaries had approximately 34,840 employees, primarily in the United States. Approximately 40% of our employees are parties to collective bargaining agreements. Of the employees subject to collective bargaining agreements, approximately 31% are parties to collective bargaining agreements that are scheduled to expire during fiscal 2014. We believe that our relationships with employees and their representative organizations are good.

Research and Development
We employ processes at our principal manufacturing locations that emphasize applied research and technical services directed at product improvement and quality control. In addition, we conduct research activities related to the development of new products. Research and development expense was $93.1 million, $86.0 million, and $81.4 million in fiscal 2013, 2012, and 2011, respectively.
EXECUTIVE OFFICERS OF THE REGISTRANT AS OF JULY 19, 2013

Name	Title & Capacity		Year First Appointed an Executive Officer
Gary M. Rodkin	President and Chief Executive Officer	61	2005
John F. Gehring	Executive Vice President, Chief Financial Officer	52	2004
Colleen R. Batcheler	Executive Vice President, General Counsel and Corporate Secretary	39	2008
Brian L. Keck	Executive Vice President and Chief Administrative Officer	60	2010
Paul T. Maass	President, Commercial Foods	47	2010
Thomas M. McGough	President, Consumer Foods	48	2013
Scott E. Messel	Senior Vice President, Treasurer and Assistant Corporate Secretary	54	2001
Andrew G. Ross	Executive Vice President and Chief Strategy Officer	45	2011
Nicole B. Theophilus	Executive Vice President, Chief Human Resources Officer	43	2013
Robert G. Wise	Senior Vice President, Corporate Controller	45	2012
Gary M. Rodkin has been our Chief Executive Officer and a member of our Board of Directors since October 1, 2005. Previously, he was Chairman and Chief Executive Officer of PepsiCo Beverages and Foods North America (consumer products and manufacturing company) from February 2003 to June 2005. He also served as President and Chief Executive Officer of PepsiCo Beverages and Foods North America in 2002, and President and Chief Executive Officer of Pepsi-Cola North America from 1999 to 2002. Mr. Rodkin has served as a director of Avon Products, Inc. (beauty and related products company) since 2007, and is also Chair of the Board of Boys Town (charitable organization) and the Omaha Chamber of Commerce's Prosper Omaha economic development campaign. He is past Chairman of the Grocery Manufacturers of America (consumer product company trade association).
John F. Gehring has served as Executive Vice President, Chief Financial Officer since January 2009. Mr. Gehring joined ConAgra Foods as Vice President of Internal Audit in 2002, became Senior Vice President in 2003, and most recently served as Senior Vice President and Corporate Controller from July 2004 to January 2009. He served as the ConAgra Foods' interim Chief Financial Officer from October 2006 to November 2006. Prior to joining ConAgra Foods, Mr. Gehring was a partner at Ernst & Young LLP (an accounting firm) from 1997 to 2001.
Colleen R. Batcheler has served as Executive Vice President, General Counsel and Corporate Secretary since September 2009. Ms. Batcheler joined ConAgra Foods as Vice President, Chief Securities Counsel and Assistant Corporate Secretary in June 2006, was named Corporate Secretary in September 2006, and most recently served as Senior Vice President, General Counsel and Corporate Secretary from February 2008 to September 2009. From 2003 until joining ConAgra Foods, Ms. Batcheler was Vice President and Corporate Secretary of Albertson's, Inc. (a retail food and drug chain). Previously, she was Associate Counsel with The Cleveland Clinic Foundation and an associate with Jones Day (a law firm).
Brian L. Keck joined ConAgra Foods as Executive Vice President and Chief Administrative Officer in September 2010. Prior to joining ConAgra Foods, Mr. Keck was President and Chief Operating Officer of Macy's Inc.'s Midwest Division (retail department stores) where he was responsible for sales, customer service, store operations, finance, distribution, human resources, IT, design and construction, and community affairs. Prior to that, Mr. Keck held multiple senior leadership responsibilities at the May Department Stores Company (acquired by Macy's) in both operating divisions and corporate-wide roles. From 2000 to 2005, he led May's HR function after having served as Chairman of Meier & Frank Department Stores, a division of May.
Paul T. Maass has served as President of the Commercial Foods segment since October 2010 and served as interim President of the Lamb Weston operations from 2010 until January 2013. In May 2013, when the organization was realigned after the acquisition of Ralcorp, he assumed responsibility for the Private Brands and Foodservice operations (that also includes the Consumer Foods segment) of ConAgra Foods. Since joining ConAgra Foods in 1988 as a commodity merchandiser in the trading business, Mr. Maass quickly progressed in several roles at ConAgra Foods, including being named President and General Manager of ConAgra Mills® in 2003 and assuming responsibility for J.M. Swank® in 2007 and for Spicetec Flavors & Seasonings® in 2010.

Thomas M. McGough has served as President of the Consumer Foods segment since May 2013.  Mr. McGough joined ConAgra Foods in 2007 as Vice President in the Consumer Foods organization and has provided leadership for many brand teams within ConAgra Foods, including Banquet®, Hunt's®, and Reddi-wip®.  He most recently served as President, Grocery Products since 2011, leading the largest business within the Consumer Foods segment.  Mr. McGough has over twenty years of experience in the branded packaged foods industry, beginning his career at H.J. Heinz in 1990.
Scott E. Messel has served as Senior Vice President, Treasurer and Assistant Corporate Secretary since July 2004. Mr. Messel joined ConAgra Foods in August 2001 as Vice President and Treasurer. Prior to joining ConAgra Foods, Mr. Messel served in various treasury leadership roles at Lennox International (a provider of climate control solutions), Flowserve Corporation (a manufacturer of flow management products and services), and Ralston Purina Company (a former manufacturer of cereals, packaged foods, pet food, and livestock feed).
Andrew G. Ross joined ConAgra Foods as Executive Vice President and Chief Strategy Officer in November 2011. Prior to joining ConAgra Foods, he was a principal at McKinsey & Company, Inc. (consulting firm) from May 2002 until November 2011, where he led the firm's global consumer, retail, and marketing practices. Prior to that, he worked for William Grant & Sons, Ltd. and McKinsey & Company.
Nicole B. Theophilus has served as Executive Vice President, Chief Human Resources Officer since May 2013. Ms. Theophilus joined ConAgra Foods as Vice President, Chief Employment Counsel in April 2006. In addition to her legal duties, she assumed the role of Vice President, Human Resources for Commercial Foods in 2008, and most recently served as Senior Vice President, Human Resources from November 2009 until May 2013. Prior to joining ConAgra Foods, she was an attorney and partner with Blackwell Sanders Peper Martin LLP (a law firm).
Robert G. Wise has served as Senior Vice President, Corporate Controller since December 2012. Mr. Wise joined ConAgra Foods in March 2003 and has held various positions of increasing responsibility with ConAgra Foods, including Vice President, Assistant Corporate Controller from March 2006 until January 2012 and most recently served as Vice President, Corporate Controller from January 2012 until December 2012. Prior to joining ConAgra Foods, Mr. Wise served in various roles at KPMG LLP (an accounting firm) from October 1995 to March 2003.
OTHER SENIOR OFFICERS OF THE REGISTRANT AS OF JULY 19, 2013

Name	Title & Capacity	Age
Albert D. Bolles	Executive Vice President, Research, Quality & Innovation	55
Joan K. Chow	Executive Vice President, Chief Marketing Officer	53
Allen J. Cooper	Vice President, Internal Audit	49
Douglas A. Knudsen	President, ConAgra Foods Sales	58
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
Joan K. Chow joined ConAgra Foods in February 2007 as Executive Vice President, Chief Marketing Officer. Prior to joining ConAgra Foods, she served Sears Holding Corporation (retailing) as Senior Vice President and Chief Marketing Officer, Sears Retail from July 2005 until January 2007, and as Vice President, Marketing Services from April 2005 until July 2005. From 2002 until April 2005, Ms. Chow served Sears, Roebuck and Co. as Vice President, Home Services Marketing.
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
Available Information
We make available, free of charge through the “Investors—Financial Reports & Filings” link on our Internet website at http://www.conagrafoods.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. We use our Internet website, through the “Investors” link, as a channel for routine distribution of important information, including news releases, analyst presentations, and financial information.
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

ITEM 1A. RISK FACTORS
Our business is subject to various risks and uncertainties. Any of the risks and uncertainties described below could materially adversely affect our business, financial condition, and results of operations and should be considered in evaluating us. While we believe we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our business, performance, or financial condition in the future.
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
Volatility in financial markets and deterioration of national and global economic conditions could impact our business and operations in a variety of ways, including as follows:

•
consumers may shift purchases to more generic, lower-priced, or other value offerings, or may forego certain purchases altogether during economic downturns, which could result in a reduction in sales of higher margin products or a shift in our product mix to lower margin offerings adversely affecting the results of our Consumer Foods, Ralcorp Food Group or Ralcorp Frozen Bakery Products operations;

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

We may not realize the growth opportunities and cost synergies that are anticipated from the acquisition of Ralcorp Holdings, Inc.
The benefits that are expected to result from the acquisition, which we refer to as the Acquisition, of Ralcorp Holdings, Inc., or Ralcorp, will depend, in part, on our ability to realize the anticipated growth opportunities and cost synergies as a result of the Acquisition.
Our success in realizing these growth opportunities and cost synergies, and the timing of this realization, depends on the successful integration of Ralcorp. There is a significant degree of difficulty and management distraction inherent in the process of integrating an acquisition as sizable as Ralcorp. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of Ralcorp and ConAgra Foods. Members of our senior management may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage our company, service existing customers, attract new customers, and develop new products or strategies. If senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer. There can be no assurance that we will successfully or cost-effectively integrate Ralcorp. The failure to do so could have a material adverse effect on our business, financial condition, and results of operations.
Even if we are able to integrate Ralcorp successfully, this integration may not result in the realization of the full benefits of the growth opportunities and cost synergies that we currently expect from this integration, and we cannot guarantee that these benefits will be achieved within anticipated time frames or at all. For example, we may not be able to eliminate duplicative costs. Moreover, we may incur substantial expenses in connection with the integration of Ralcorp. While it is anticipated that certain expenses will be incurred to achieve cost synergies, such expenses are difficult to estimate accurately, and may exceed current estimates. Accordingly, the benefits from the Acquisition may be offset by costs incurred to, or delays in, integrating the businesses.

Our existing and future debt may limit cash flow available to invest in the ongoing needs of our business and could prevent us from fulfilling our debt obligations.
As of May 26, 2013, we had a substantial amount of debt, including $3.795 billion of senior notes that we issued, and a $900 million term loan that we entered into, in connection with the Acquisition. We have the ability under our existing revolving credit facility to incur substantial additional debt. Our level of debt could have important consequences. For example, it could:

•	make it more difficult for us to make payments on our debt;

•
require us to dedicate a substantial portion of our cash flow from operations to the payment of debt service, reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, and other general corporate purposes;

•	increase our vulnerability to adverse economic or industry conditions;

•	limit our ability to obtain additional financing in the future to enable us to react to changes in our business; or

•	place us at a competitive disadvantage compared to businesses in our industry that have less debt.
Additionally, any failure to meet required payments on our debt, or failure to comply with any covenants in the instruments governing our debt, could result in an event of default under the terms of those instruments and a downgrade to our credit ratings. A downgrade in our credit ratings would increase our borrowing costs and could affect our ability to issue commercial paper. In the event of a default, the holders of our debt could elect to declare all the amounts outstanding under such instruments to be due and payable. Any default under the agreements governing our debt and the remedies sought by the holders of such debt could render us unable to pay principal and interest on our debt.
Increases in commodity costs may have a negative impact on profits.
We use many different commodities such as wheat, corn, oats, soybeans, beef, pork, poultry, and energy. Commodities are subject to price volatility caused by commodity market fluctuations, supply and demand, currency fluctuations, external conditions such as weather, and changes in governmental agricultural and energy policies and regulations. Commodity price increases will result in increases in raw material, packaging, and energy costs and operating costs. We may not be able to increase our product prices and achieve cost savings that fully offset these increased costs; and increasing prices may result in reduced sales volume, reduced margins, and profitability. We have experience in hedging against commodity price increases; however, these practices and experience reduce, but do not eliminate, the risk of negative profit impacts from commodity price increases. We do not fully hedge against changes in commodity prices, and the risk management procedures that we do use may not always work as we intend.
Volatility in the market value of derivatives we use to manage exposures to fluctuations in commodity prices will cause volatility in our gross margins and net earnings.
We utilize derivatives to manage price risk for some of our principal ingredients and energy costs, including grains (wheat, corn, and oats), oils, beef, pork, poultry, and energy. Changes in the values of these derivatives are recorded in earnings currently, resulting in volatility in both gross margin and net earnings. These gains and losses are reported in cost of sales in our Consolidated Statements of Earnings and in unallocated corporate items in our segment operating results until we utilize the underlying input in our manufacturing process, at which time the gains and losses are reclassified to segment operating profit. We also record our grain inventories at fair value. We may experience volatile earnings as a result of these accounting treatments.
Increased competition may result in reduced sales or profits.
The food industry is highly competitive. Our principal competitors have substantial financial, marketing, and other resources. Increased competition can reduce our sales due to loss of market share or the need to reduce prices to respond to competitive and customer pressures. Competitive pressures also may restrict our ability to increase prices, including in response to commodity and other cost increases. We sell branded, private brand, and customized food products, as well as commercially branded foods and ingredients. Our branded products have an advantage over private brand products primarily due to advertising and name recognition, although private brand products typically sell at a discount to those of branded competitors. In addition, when branded competitors focus on price and promotion, the environment for private brand producers becomes more challenging because the price difference between private brand products and branded products may become less significant. In most product categories, we compete not only with other widely advertised branded products, but also with other private label and store brand products that are generally sold at lower prices. A strong competitive response from one or more of our competitors to our marketplace efforts, or a consumer shift towards more generic, lower-priced, or other value offerings, could result in us reducing pricing, increasing marketing or other expenditures, or losing market share. Our profits could decrease if a reduction in prices or increased costs are not counterbalanced with increased sales volume.
Significant private brand competitive activity can lead to price declines.
Some private brand customer buying decisions are based on a periodic bidding process in which the successful bidder is assured the selling of its selected product to the retail customer until the next bidding process. Our sales volume may decrease significantly if our offer is too high and we lose the ability to sell private brand products through these channels, even temporarily. Alternatively, we risk reducing our margins if our offer is successful but below our desired price points. Either of these outcomes may adversely affect our results of operations.
Changes in our relationships with significant customers or suppliers could adversely affect us.
During fiscal 2013, our largest customer, Wal-Mart Stores, Inc., accounted for approximately 17% of our net revenues. There can be no assurance that Wal-Mart Stores, Inc. and other significant customers will continue to purchase our products in the same quantities or on the same terms as in the past, particularly as increasingly powerful retailers continue to demand lower pricing and develop their own brands. The loss of a significant customer or a material reduction in sales to a significant customer could materially and adversely affect our product sales, financial condition, and results of operations.
Disruption of our supply chain could have an adverse impact on our business, financial condition, and results of operations.
Our ability to make, move, and sell our products is critical to our success. Damage or disruption to our supply chain, including third-party manufacturing or transportation and distribution capabilities, due to weather, including any potential effects of climate change, natural disaster, fire or explosion, terrorism, pandemics, strikes, government action, or other reasons beyond our control or the control of our suppliers and business partners, could impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, particularly when a product is sourced from a single supplier or location, could adversely affect our business or financial results. In addition, disputes with significant suppliers, including disputes regarding pricing or performance, could adversely affect our ability to supply products to our customers and could materially and adversely affect our product sales, financial condition, and results of operations.
The sophistication and buying power of our customers could have a negative impact on profits.
Our customers, such as supermarkets, warehouse clubs, and food distributors, have continued to consolidate, resulting in fewer customers on which we can rely for business. These consolidations and the growth of supercenters have produced large, sophisticated customers with increased buying power and negotiating strength who are more capable of resisting price increases and can demand lower pricing, increased promotional programs, or specialty tailored products. In addition, larger retailers have the scale to develop supply chains that permit them to operate with reduced inventories or to develop and market their own retailer brands. These customers may also in the future use more of their shelf space, currently used for our products, for their store brand products. We continue to implement initiatives to counteract these pressures. However, if the larger size of these customers results in additional negotiating strength and/or increased private label or store brand competition, our profitability could decline.
Consolidation also increases the risk that adverse changes in our customers' business operations or financial performance will have a corresponding material adverse effect on us. For example, if our customers cannot access sufficient funds or financing, then they may delay, decrease, or cancel purchases of our products, or delay or fail to pay us for previous purchases.
We must identify changing consumer preferences and develop and offer food products to meet their preferences.
Consumer preferences evolve over time and the success of our food products depends on our ability to identify the tastes and dietary habits of consumers and to offer products that appeal to their preferences, including concerns of consumers regarding health and wellness, obesity, product attributes, and ingredients. Introduction of new products and product extensions requires significant development and marketing investment. If our products fail to meet consumer preferences, or we fail to introduce new and improved products on a timely basis, then the return on that investment will be less than anticipated and our strategy to grow sales and profits with investments in marketing and innovation will be less successful. Similarly, demand for our products could be affected by consumer concerns or perceptions regarding the health effects of ingredients such as sodium, trans fats, sugar, processed wheat, or other product ingredients or attributes.

If we do not achieve the appropriate cost structure in the highly competitive food industry, our profitability could decrease.
Our future success and earnings growth depend in part on our ability to achieve the appropriate cost structure and operate efficiently in the highly competitive food industry, particularly in an environment of volatile input costs. We continue to implement profit-enhancing initiatives that impact our supply chain and general and administrative functions. These initiatives are focused on cost-saving opportunities in procurement, manufacturing, logistics, and customer service, as well as general and administrative overhead levels. Gaining additional efficiencies may become more difficult over time. Our failure to reduce costs through productivity gains or by eliminating redundant costs resulting from acquisitions could adversely affect our profitability and weaken our competitive position. If we do not continue to effectively manage costs and achieve additional efficiencies, our competitiveness and our profitability could decrease.
We may be subject to product liability claims and product recalls, which could negatively impact our profitability.
We sell food products for human consumption, which involves risks such as product contamination or spoilage, product tampering, other adulteration of food products, mislabeling, and misbranding. We may be subject to liability if the consumption of any of our products causes injury, illness, or death. In addition, we will voluntarily recall products in the event of contamination or damage. We have issued recalls and have from time to time been and currently are involved in lawsuits relating to our food products. A significant product liability judgment or a widespread product recall may negatively impact our sales and profitability for a period of time depending on the costs of the recall, the destruction of product inventory, product availability, competitive reaction, and consumer attitudes. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential customers and our corporate and brand image.
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
Inflationary pressures and any shortages in the labor market could increase labor costs, which could have a material adverse effect on our consolidated operating results or financial condition. Our labor costs include the cost of providing employee benefits in the U.S. and foreign jurisdictions, including pension, health and welfare, and severance benefits. Changes in interest rates, mortality rates, health care costs, early retirement rates, investment returns, and the market value of plan assets can affect the funded status of our defined benefit plans and cause volatility in the future funding requirements of the plans. A significant increase in our obligations or future funding requirements could have a negative impact on our results of operations and cash flows from operations. Additionally, the annual costs of benefits vary with increased costs of health care and the outcome of collectively-bargained wage and benefit agreements.
If we fail to comply with the many laws applicable to our business, we may face lawsuits or incur significant fines and penalties.
Our facilities and products are subject to many laws and regulations administered by the United States Department of Agriculture, the Federal Food and Drug Administration, the Occupational Safety and Health Administration, and other federal, state, local, and foreign governmental agencies relating to the processing, packaging, storage, distribution, advertising, labeling, quality, and safety of food products, the health and safety of our employees, and the protection of the environment. Our failure to comply with applicable laws and regulations could subject us to lawsuits, administrative penalties, and civil remedies, including fines, injunctions, and recalls of our products. Our operations are also subject to extensive and increasingly stringent regulations administered by the Environmental Protection Agency, which pertain to the discharge of materials into the environment and the handling and disposition of wastes. Failure to comply with these regulations can have serious consequences, including civil and administrative penalties and negative publicity. Changes in applicable laws or regulations or evolving interpretations thereof, including increased government regulations to limit carbon dioxide and other greenhouse gas emissions as a result of concern over climate change, may result in increased compliance costs, capital expenditures, and other financial obligations for us, which could affect our profitability or impede the production or distribution of our products, which could affect our net operating revenues.
Climate change, or legal, regulatory, or market measures to address climate change, may negatively affect our business and operations.
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
We are increasingly dependent on information technology networks and systems, including the Internet, to process, transmit, and store electronic and financial information, to manage and support a variety of business processes and activities, and to comply with regulatory, legal, and tax requirements. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure and to maintain and protect the related automated and manual control processes, we could be subject to billing and collection errors, business disruptions, or damage resulting from security breaches. If any of our significant information technology systems suffer severe damage, disruption, or shutdown, and our business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition, and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results. In addition, there is a risk of business interruption, litigation risks, and reputational damage from leakage of confidential information.
The inappropriate use of certain media vehicles could cause brand damage or information leakage. Negative posts or comments about the Company on any social networking web site could seriously damage its reputation. In addition, the disclosure of non-public company sensitive information through external media channels could lead to information loss. Identifying new points of entry as social media continues to expand presents new challenges. Any business interruptions or damage to our reputation could negatively impact our financial condition, results of operations, and the market price of our common stock.
If existing anti-dumping measures imposed against certain foreign imports of dry pasta terminate, we will face increased competition from foreign companies and the profit margins or market share of our pasta products could be adversely affected.
Anti-dumping and countervailing duties on certain Italian and Turkish imports imposed by the United States Department of Commerce in 1996 enable our pasta business and its domestic competitors to compete more favorably against Italian and Turkish producers in the U.S. pasta market. In September 2007, the U.S. International Trade Commission extended the anti-dumping and countervailing duty orders for an additional five years, through 2012, and is in the process of conducting reviews to determine whether to revoke the orders. If the anti-dumping and countervailing duty orders are repealed or foreign producers sell competing pasta products in the United States at prices lower than ours or enter the U.S. market by establishing production facilities in the United States, the result would further increase competition in the U.S. pasta market and could have a material adverse effect on our business, financial condition, or results of operations.
In connection with Ralcorp's separation of its Post brand cereals business, Post agreed to indemnify Ralcorp for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to protect us against the full amount of such liabilities, or that Post's ability to satisfy its indemnification obligations will not be impaired in the future.
Pursuant to the separation and distribution agreement and the tax sharing agreement that Ralcorp entered into with Post in connection with the separation of Ralcorp's Post brand cereals business, Post agreed to indemnify Ralcorp for certain liabilities. Third parties may seek to hold us responsible for any of the liabilities that Post agreed to retain or assume, and there can be no assurance that the indemnification from Post will be sufficient to protect us against the full amount of such liabilities, or that Post will be able to fully satisfy its indemnification obligations. In addition, even if we ultimately succeed in recovering from Post any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves.
The separation of the Post brand cereals business could result in significant tax liability.
In February 2012, Ralcorp separated Post into a new, publicly traded company through a distribution of shares of Post common stock to Ralcorp shareholders. Ralcorp obtained a private letter ruling from the IRS substantially to the effect that the distribution of shares of Post common stock in the spin-off qualified as tax free to Post, Ralcorp, and Ralcorp's shareholders for U.S. federal income tax purposes. If the factual assumptions or representations made in the request for the private letter ruling prove to have been inaccurate or incomplete in any material respect, then we will not be able to rely on the ruling. Furthermore, the IRS does not rule on whether a distribution such as the spin-off satisfies certain requirements necessary to obtain tax-free treatment. Rather, the private letter ruling was based on representations by Ralcorp that those requirements were satisfied, and any inaccuracy in those representations could invalidate the ruling. In connection with the spin-off, Ralcorp also obtained an opinion of outside counsel substantially to the effect that the distribution of shares of Post common stock in the separation qualified as tax free to Post, Ralcorp, and Ralcorp's shareholders for U.S. federal income tax purposes. The opinion relied on, among other things, the continuing validity of the private letter ruling and various assumptions and representations as to factual matters made by Post and Ralcorp which, if inaccurate or incomplete in any material respect, would jeopardize the conclusions reached by such counsel in its opinion. The opinion is not binding on the IRS or the courts, and there can be no assurance that the IRS or the courts would not challenge the conclusions stated in the opinion or that any such challenge would not prevail.
If, notwithstanding receipt of the private letter ruling and opinion of counsel, the separation were determined not to qualify as tax free, each U.S. holder of Ralcorp common stock who received shares of Post common stock in the separation would generally be treated as receiving a taxable distribution of property in an amount equal to the fair market value of the shares of Post common stock received. In that case, we would be subject to tax as if Ralcorp had sold all the outstanding shares of Post common stock in a taxable sale for their fair market value and would recognize taxable gain in an amount equal to the excess of the fair market value of such shares at the time of the separation over Ralcorp's tax basis in such shares.
Under the terms of the tax sharing agreement Ralcorp entered into with Post in connection with the separation, Post is generally responsible for any taxes imposed on Post or Ralcorp and its subsidiaries in the event that the separation and certain related transactions were to fail to qualify for tax-free treatment as a result of actions taken, or breaches of representations and warranties made in the tax sharing agreement, by Post or any of its affiliates. However, if the separation or certain related transactions were to fail to qualify for tax-free treatment because of actions or failures to act by us or any of our affiliates, we would be responsible for all such taxes.
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
The termination or expiration of current co-manufacturing arrangements could reduce our sales volume and adversely affect our results of operations.
Our businesses periodically enter into co-manufacturing arrangements with manufacturers of branded products. The terms of these agreements vary but are generally for relatively short periods of time. Volumes produced under each of these agreements can fluctuate significantly based upon the product's life cycle, product promotions, alternative production capacity, and other factors, none of which are under our direct control. Our future ability to enter into co-manufacturing arrangements is not guaranteed, and a decrease in current co-manufacturing levels could have a significant negative impact on sales volume.

Our pending Ardent Mills joint venture with Cargill and CHS may not be completed.
The closing of our pending Ardent Mills joint venture with Cargill, Incorporated and CHS Inc. is subject to various conditions to closing, including the receipt of certain financing, the receipt of certain governmental approvals related to antitrust in applicable foreign jurisdictions, the absence of any pending proceeding initiated by any governmental entity seeking to enjoin the closing, and other customary closing conditions, such as those relating to the accuracy of representations and warranties and compliance with covenants. These closing conditions may not be satisfied, and in that circumstance we may be unable or unwilling to complete this joint venture.
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
Our acquisition or divestiture activities may present financial, managerial, and operational risks. Those risks include diversion of management attention from existing businesses, difficulties integrating or separating personnel and financial and other systems, effective and immediate implementation of control environment processes across our employee population, adverse effects on existing business relationships with suppliers and customers, inaccurate estimates of fair value made in the accounting for acquisitions and amortization of acquired intangible assets which would reduce future reported earnings, potential loss of customers or key employees of acquired businesses, and indemnities and potential disputes with the buyers or sellers. Any of these factors could affect our product sales, financial condition, and results of operations.

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
We own most of the manufacturing facilities. However, a limited number of plants and parcels of land with the related manufacturing equipment are leased. Substantially all of our transportation equipment and forward-positioned distribution centers containing finished goods are leased or operated by third parties. Information about the properties supporting our four business segments follows.
Consumer Foods Reporting Segment
Domestic general offices in Omaha, Nebraska, Naperville, Illinois, Miami, Florida, and Madison, Tennessee. International general offices in Canada, Mexico, Puerto Rico, China, Panama, and Colombia.
As of July 19, 2013, thirty-eight domestic manufacturing facilities in Arkansas, California, Georgia, Indiana, Iowa, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, Ohio, Pennsylvania, Tennessee, and Wisconsin. Two international manufacturing facilities in Canada; one international manufacturing facility in Mexico; and one international manufacturing facility in Argentina. Interests in ownership of international manufacturing facilities in Mexico and India.
Commercial Foods Reporting Segment
Domestic general offices in Omaha, Nebraska, Eagle, Idaho, North Liberty, Iowa, and Tri-Cities, Washington. International general offices in China, Japan, Netherlands, and Singapore.
As of July 19, 2013, thirty-nine domestic production facilities in Alabama, California, Colorado, Florida, Georgia, Illinois, Louisiana, Minnesota, Nebraska, New Jersey, Ohio, Oregon, Pennsylvania, Texas, and Washington. One international production facility in Puerto Rico and one international manufacturing facility in Canada. Interests in ownership of manufacturing facilities in Colorado, Minnesota, Washington, United Kingdom, Puerto Rico, Austria, and the Netherlands.
Ralcorp Food Group Reporting Segment
General office in St. Louis, Missouri.
As of July 19, 2013, twenty-three domestic manufacturing facilities in Alabama, Arizona, Arkansas, California, Illinois, Iowa, Kentucky, Michigan, Minnesota, Missouri, Nevada, New York, Ohio, Pennsylvania, South Carolina, Texas, and Wisconsin. Three international manufacturing facilities in Italy and two international manufacturing facilities in Canada.
Ralcorp Frozen Bakery Products Reporting Segment
General office in Downers Grove, Illinois.
As of July 19, 2013, nine domestic manufacturing facilities in California, Georgia, Illinois, Kentucky, Michigan, Minnesota, Texas, Utah, and Washington. One international manufacturing facility in Canada.

ITEM 3. LEGAL PROCEEDINGS
We are a party to various environmental proceedings and litigation, primarily related to our acquisition of Beatrice Company and its former subsidiaries (“Beatrice”) in fiscal 1991. As a result of the acquisition of Beatrice and the significant environmental pre-acquisition contingencies, our consolidated post-acquisition financial statements reflect liabilities associated with the estimated resolution of these contingencies. These include various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by us. The litigation includes suits against a number of lead paint and pigment manufacturers, including ConAgra Grocery Products and the Company as alleged successors to W. P. Fuller Co., a lead paint and pigment manufacturer owned and operated by Beatrice until 1967. Although decisions favorable to us have been rendered in Rhode Island, New Jersey, Wisconsin, and Ohio, we remain a defendant in active suits in Illinois and California. The Illinois suit seeks class-wide relief in the form of medical monitoring for elevated levels of lead in blood. In California, a number of cities and counties have joined in a consolidated action seeking abatement of the alleged public nuisance.
The environmental proceedings include litigation and administrative proceedings involving Beatrice's status as a potentially responsible party at 36 Superfund, proposed Superfund, or state-equivalent sites. These sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. Beatrice has paid or is in the process of paying its liability share at 32 of these sites. Reserves for these matters have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The reserves for Beatrice-related environmental matters totaled $63.3 million as of May 26, 2013, a majority of which relates to the Superfund and state-equivalent sites referenced above. We expect expenditures for Beatrice-related environmental matters to continue for up to 18 years.
We are a party to a number of lawsuits and claims arising out of the operation of our business. Among these, there are lawsuits, claims, and matters related to the February 2007 recall of our peanut butter products. Among the matters outstanding during fiscal 2013 related to the peanut butter recall are litigation we initiated against an insurance carrier to recover our settlement expenditures and defense costs, and an ongoing investigation by the U.S. Attorney's office in Georgia and the Consumer Protection Branch of the Department of Justice. During the first quarter of fiscal 2013 and during fiscal 2012, we recognized charges of $7.5 million and $17.5 million, respectively, in connection with the U.S. Attorney's office investigation. These amounts are in addition to a charge of $24.8 million we recognized during fiscal 2009 in connection with the insurance coverage dispute. During fiscal 2011, we received a favorable opinion in the insurance matter related to our defense costs, pursuant to which we received a total of $13.2 million, $11.8 million of which was recognized in income in fiscal 2012, and $1.4 million in fiscal 2013. During the fourth quarter of fiscal 2012, a jury verdict was rendered in our favor in the amount of $25.0 million on the claim for disputed coverage, which was subject to appeal and not recognized in income in fiscal 2012. During the fourth quarter of fiscal 2013, we reached a settlement on the insurance dispute, pursuant to which we were paid $25.0 million, in addition to retaining the defense costs previously reimbursed to us. We recognized the $25.0 million in income during the fourth quarter of fiscal 2013. With respect to the U.S. Attorney matter, in fiscal 2011, we received formal requests from the U.S. Attorney's office in Georgia seeking a variety of records and information related to the operations of our peanut butter manufacturing facility in Sylvester, Georgia. These requests continue and are related to the previously disclosed June 2007 execution of a search warrant at our facility following the February 2007 recall. We continue to engage in discussions with government officials in regard to the investigation.
In June 2009, an accidental explosion occurred at our manufacturing facility in Garner, North Carolina. This facility was the primary production facility for our Slim Jim® branded meat snacks. On June 13, 2009, the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives announced its determination that the explosion was the result of an accidental natural gas release, and not a deliberate act. During the fourth quarter of fiscal 2011, we settled our property and business interruption claims related to the Garner accident with our insurance providers. During the fourth quarter of fiscal 2011, Jacobs Engineering Group Inc., our engineer and project manager at the site, filed a declaratory judgment action against us seeking indemnity for personal injury claims brought against it as a result of the accident. In the first quarter of fiscal 2012, the Court granted our motion for summary judgment and dismissed the suit without prejudice on the basis that the suit was filed prematurely. We will continue to defend this action vigorously.
In April 2010, an accidental explosion occurred at our flour milling facility in Chester, Illinois. Two employees of a subcontractor and one employee of the primary contractor, Westside Salvage (“Westside”), on the site at the time of the accident suffered injuries in the accident. Suit was initiated against Westside and the Company for personal injury claims. During the first quarter of fiscal 2013, a jury in Federal Court sitting in East St. Louis, Illinois, returned a verdict against the Company and Westside and in favor of the three employees. The verdict was in the amount of $77.5 million in compensatory damages apportioned between the Company and Westside and $100.0 million in punitive damages against the Company. We filed post-trial motions and the Court reduced the punitive award against the Company to one employee by approximately $7 million. While we have insurance policies in place that we believe will cover the full amount of the compensatory and punitive damages apportioned to us (other than a $3 million deductible that we accrued in a prior period), we filed an appeal with the Seventh Federal Circuit Court of Appeals on the verdict and the damages in the third quarter of fiscal 2013.
During fiscal 2012, we were a party to several lawsuits concerning the use of diacetyl, a butter flavoring ingredient that was added to our microwave popcorn until late 2007. The cases were primarily consumer personal injury suits claiming respiratory illness allegedly due to exposures to vapors from microwaving popcorn. We received favorable outcomes in connection with some of these cases and settled the remaining pending cases in the second quarter of fiscal 2013. As of the date of this report, we did not have any pending lawsuits related to the use of diacetyl.
During the third quarter of fiscal 2013, we were named a defendant in several shareholder derivative class action lawsuits brought in the Circuit Court of the City of St. Louis against directors of Ralcorp alleging breaches of fiduciary obligations by them in connection with their approval of the Acquisition. We were alleged to be an aider and abettor of those breaches. The suits sought injunctive relief, damages, attorney's fees, and other relief. There were other cases pending in the same Court, which were consolidated and made similar allegations against directors of Ralcorp to which we were not named a defendant. All of these cases were settled during the third quarter of fiscal 2013 for immaterial amounts. The settlement of these lawsuits is subject to final Court approval.
Prior to our ownership of Ralcorp, a lawsuit was brought in the U.S. District Court for the Eastern District of Texas by Frito-Lay North America, Inc. against Ralcorp and Medallion Foods, Inc., a subsidiary of Ralcorp, alleging that certain products manufactured by Medallion infringed Frito-Lays' patents and trademarks and misappropriated trade secrets. After a jury trial, during the fourth quarter of fiscal 2013, jurors delivered a verdict in favor of Medallion and Ralcorp on all claims. Frito-Lay has filed a motion for a new trial. We will continue to defend this action vigorously.
The U.S. Environmental Protection Agency (the "EPA") sought civil penalties for alleged violations under the Clean Air Act arising out of a subsidiary of Ralcorp's Lodi, California facility. The EPA alleged that the facility exceeded permit limits and failed to conduct source testing in accordance with EPA regulations. The parties to the action have entered into a consent decree that requires Ralcorp to pay a fine of $0.6 million for the violations. The consent decree is currently pending before the Eastern District Court of California for approval. The South Coast Air Quality Management District in California has issued notices to Ralcorp's Azusa facility alleging historic air violations. The parties are negotiating a settlement which is expected to include a fine in excess of $0.1 million and an abatement program. With respect to both the Lodi and Azusa we have indemnity claims against the sellers of those facilities.
We have also negotiated a settlement with the EPA over the alleged failure to implement a Spill Prevention, Control and Countermeasures Plan, and a Facility Response Plan (the “Plans”) for our Memphis, Tennessee facility. The settlement, which has not been finalized, includes a civil penalty of $0.5 million and the implementation of the required Plans.
After taking into account liabilities recognized for all of the foregoing matters, management believes the ultimate resolution of such matters should not have a material adverse effect on our financial condition, results of operations, or liquidity.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange where it trades under the ticker symbol: CAG. At June 23, 2013, there were approximately 21,600 shareholders of record.
Quarterly sales price and dividend information is set forth in Note 23 “Quarterly Financial Data (Unaudited)” to the consolidated financial statements and incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table presents the total number of shares of common stock purchased during the fourth quarter of fiscal 2013, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	Total Number of Shares (or units) Purchased	Average Price Paid per Share (or unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Maximum Number of Shares that may yet be Purchased under the Program (1)
February 25 through March 24, 2013	—	$—	—	$281,927,000
March 25 through April 21, 2013	—	$—	—	$281,927,000
April 22 through May 26, 2013	—	$—	—	$281,927,000
Total Fiscal 2013 Fourth Quarter Activity	—	$—	—	$281,927,000
 ________________

(1)
Pursuant to publicly announced share repurchase programs from December 2003, we have repurchased approximately 169.6 million shares at a cost of $4.0 billion through May 26, 2013. The current program has no expiration date.

ITEM 6. SELECTED FINANCIAL DATA

For the Fiscal Years Ended May	2013	2012	2011	2010	2009
Dollars in millions, except per share amounts
Net sales (1)	$15,491.4	$13,367.9	$12,386.1	$12,096.8	$12,439.1
Income from continuing operations (1)	$786.1	$474.3	$830.9	$630.3	$530.3
Net income attributable to ConAgra Foods, Inc.	$773.9	$467.9	$817.6	$613.5	$893.5
Basic earnings per share:
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders (1)	$1.88	$1.13	$1.92	$1.43	$1.17
Net income attributable to ConAgra Foods, Inc. common stockholders	$1.88	$1.13	$1.90	$1.38	$1.97
Diluted earnings per share:
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders (1)	$1.85	$1.12	$1.90	$1.41	$1.16
Net income attributable to ConAgra Foods, Inc. common stockholders	$1.85	$1.12	$1.88	$1.37	$1.96
Cash dividends declared per share of common stock	$0.99	$0.95	$0.89	$0.79	$0.76
At Year-End
Total assets	$20,405.3	$11,441.9	$11,408.7	$11,738.0	$11,073.3
Senior long-term debt (noncurrent)	$8,691.0	$2,662.7	$2,674.4	$3,030.5	$3,259.5
Subordinated long-term debt (noncurrent)	$195.9	$195.9	$195.9	$195.9	$195.9

(1)
Amounts exclude the impact of discontinued operations of the Knott’s Berry Farm® operations, the trading and merchandising operations, the Fernando’s® operations, the Gilroy Foods & Flavors™ operations, and the frozen handhelds operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to provide a summary of significant factors relevant to our financial performance and condition. The discussion should be read together with our consolidated financial statements and related notes in Item 8, Financial Statements and Supplementary Data. Results for the fiscal year ended May 26, 2013 are not necessarily indicative of results that may be attained in the future.
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
On January 29, 2013, we acquired Ralcorp Holdings, Inc. ("Ralcorp"), which is now a wholly-owned subsidiary of ConAgra Foods. Pursuant to the Agreement and Plan of Merger dated as of November 26, 2012 (the "Merger Agreement") among Ralcorp, ConAgra Foods, and Phoenix Acquisition Sub Inc., a wholly-owned subsidiary of ConAgra Foods, we agreed to acquire Ralcorp for $90.00 in cash per share of Ralcorp common stock. The closing of the transaction followed the approval of the acquisition by Ralcorp's shareholders on January 29, 2013, and the receipt of all required regulatory approvals. The total amount of consideration paid in connection with the acquisition was approximately $5.07 billion ($4.75 billion, net of cash acquired) plus assumed liabilities. We funded the acquisition consideration with existing cash on hand, borrowings under a new $1.5 billion senior unsecured Term Loan Facility with Bank of America, N.A., as administrative agent and a lender JP Morgan Chase Bank, N.A. as syndication agent and a lender and the other financial institutions party thereto (the "Term Loan Facility"), and net proceeds from the issuance of new senior notes and common stock.
On March 4, 2013, we entered into an agreement with Cargill, Incorporated ("Cargill"), CHS Inc. ("CHS"), and HM Luxembourg, a Luxembourg Société à responsabilité limitée, pursuant to which ConAgra Foods, Cargill, and CHS (collectively, the “Owners”) agreed to form a joint venture (the "Joint Venture"). The Joint Venture (which at closing will be known as "Ardent Mills") will combine the North American flour milling operations and related businesses operated through our ConAgra Mills division and the Horizon Milling joint venture of Cargill and CHS. Immediately following the closing of the transaction, Ardent Mills will be operated by an independent management team. ConAgra Foods and Cargill will each own 44% of Ardent Mills, and CHS will own 12%.  Ardent Mills will be required to make cash distributions to the Owners on at least a semi-annual basis in proportion to each owner's ownership interest. The amount of these cash distributions will, in general, be at least equal to 50% of the cash generated by Ardent Mills and available for distribution, as reasonably determined by the boards of Ardent Mills and its operating subsidiaries, and taking into account working capital and other similar needs. The transaction is expected to close late in calendar year 2013, subject to the receipt of regulatory approval and the satisfaction of other closing conditions. Until the closing, the Owners will continue to operate their respective milling businesses as independent businesses.
Fiscal 2013 diluted earnings per share were $1.85. Fiscal 2012 diluted earnings per share were $1.12. Several significant items affect the comparability of year-over-year results of continuing operations (see “Items Impacting Comparability” below).
Items Impacting Comparability
Segment presentation of gains and losses from derivatives used for economic hedging of anticipated commodity input costs and economic hedging of foreign currency exchange rate risks of anticipated transactions is discussed in the segment review below.
Items of note impacting comparability for fiscal 2013 included the following:

•	charges of $114.2 million ($78.0 million after-tax) of acquisition-related costs,

•	charges totaling $45.5 million ($28.4 million after-tax) in connection with our restructuring plans,

•	a benefit of $25.0 million ($15.3 million after-tax) related to the favorable settlement of an insurance matter associated with the 2007 peanut butter recall,

•	expenses of $21.6 million ($13.5 million after-tax) relating to the integration of Ralcorp,

•	incremental cost of goods of $16.7 million ($10.2 million after-tax) due to the fair value adjustment to inventory resulting from acquisition accounting for Ralcorp,

•	a charge of $10.2 million ($6.5 million after-tax) in connection with the impairment of certain assets received in connection with the bankruptcy of an onion supplier,

•	a charge of $7.5 million ($7.5 million after-tax) in connection with legal matters associated with the 2007 peanut butter recall,

•	charges of $6.2 million ($3.9 million after-tax) related to early extinguishment of debt as a result of early payments on our Term Loan Facility,

•
a charge of $5.7 million ($3.8 million after-tax) reflecting the year-end write-off of actuarial losses in excess of 10% of our pension liability, in accordance with our method of accounting for pension benefits adopted in fiscal 2012,

•	charges of $4.5 million ($2.8 million after-tax) related to environmental remediation matters related to Beatrice, Inc.,

•	charges of $3.0 million ($1.8 million after-tax) in connection with an accidental explosion that occurred at our manufacturing facility in Garner, North Carolina (the "Garner accident"), and

•	incremental income tax expense of $18.3 million, principally from the income tax consequences of certain costs incurred in association with the Ralcorp acquisition.
Items of note impacting comparability for fiscal 2012 included the following:

•	a charge of $396.9 million ($251.2 million after-tax) reflecting the year-end write-off of actuarial losses in excess of 10% of our pension liability,

•	charges totaling $65.5 million ($40.1 million after-tax) under our restructuring plans,

•
a gain of $58.6 million ($58.6 million after-tax), resulting from the remeasurement to fair value of our previously held noncontrolling equity interest in Agro Tech Foods Limited (“ATFL”), in connection with our acquisition of a majority interest in that company,

•	a charge of $17.5 million ($17.5 million after-tax) in connection with legal matters associated with the 2007 peanut butter recall,

•	a benefit of $11.8 million ($7.4 million after-tax) resulting from insurance settlements for matters associated with peanut butter,

•	charges of $2.0 million ($1.2 million after-tax) of acquisition-related costs, and

•	a charge of $4.6 million ($2.9 million after-tax) in connection with the write-off of an insurance claim receivable.
Acquisitions
In January 2013, we acquired Ralcorp. The total amount of consideration paid in connection with the acquisition was approximately $5.07 billion ($4.75 billion, net of cash acquired). We funded the acquisition consideration with existing cash on hand, borrowings under our new Term Loan Facility, and net proceeds from the issuance of new senior notes and common stock. Ralcorp manufactures private branded products including cereal products; snacks, sauces, and spreads; pasta; frozen griddle products, including pancakes, waffles, and French toast; frozen biscuits and other frozen pre-baked products such as breads and rolls; and frozen and refrigerated dough products. We present the results of operations of the acquired Ralcorp business in two segments: Ralcorp Food Group and Ralcorp Frozen Bakery Products.
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
In June 2011, we purchased various Marie Callender's® brand trademarks from Marie Callender Pie Shops, Inc. for $57.5 million in cash.
Restructuring Plans
In May 2013, our Board of Directors authorized a restructuring and integration plan related to the ongoing integration of the recently acquired operations of Ralcorp (the "Ralcorp Related Restructuring Plan"). The plan is expected to include steps to, among other things, improve operational effectiveness and reduce costs, integrate headquarter functions across the organization, and optimize manufacturing assets and distribution networks, as a result of which we expect to incur material charges for exit and disposal activities under generally accepted accounting principles. At the time of the acquisition of Ralcorp, we anticipated that we would need to take restructuring actions in integrating Ralcorp and since that time have been evaluating, and continue to evaluate, such actions. We are currently unable, in good faith, to make a determination of an estimate of the total amount or range of amounts for each major type of cost expected to be incurred in connection with the Ralcorp Related Restructuring Plan, an estimate of the total amount or range of amounts expected to be incurred in connection with the Ralcorp Related Restructuring Plan, or an estimate of the amount or range of amounts of the charges that will result in future cash expenditures. We are also currently unable to determine the duration of the Ralcorp Related Restructuring Plan, but expect that the Ralcorp Related Restructuring Plan will be implemented over a multi-year period. In fiscal 2013, we recognized charges of $28.4 million in relation to the Ralcorp Related Restructuring Plan, all of which will be cash charges.
We are incurring costs in connection with actions we take to attain synergies when integrating businesses acquired prior to the third quarter of fiscal 2013. These costs, collectively referred to as "acquisition-related exit costs", include severance and other costs associated with consolidating facilities and administrative functions. We expect to incur $14.3 million of charges associated with fiscal 2013 and 2012 acquisitions ($10.2 million of which are cash charges). In fiscal 2013 and 2012, we recognized charges of $9.5 million and $4.5 million, respectively, in relation to acquisition-related exit costs.
In August 2011, we made a decision to reorganize our Consumer Foods sales function and certain other administrative functions within our Commercial Foods and Corporate reporting segments. These actions, collectively referred to as the "Administrative Efficiency Plan", are intended to improve the efficiency and effectiveness of the affected sales and administrative functions. In connection with the Administrative Efficiency Plan, we incurred $18.7 million of charges ($16.8 million of which are cash charges), primarily for severance and costs of employee relocation. In fiscal 2013 and 2012, we recognized charges of $2.0 million and $16.7 million, respectively, in relation to the Administrative Efficiency Plan. At the end of fiscal 2013, the Administrative Efficiency Plan was substantially complete.
In February 2011, our Board of Directors approved a plan designed to optimize our manufacturing and distribution networks (the "Network Optimization Plan"). The Network Optimization Plan consists of projects that involve, among other things, the exit of certain manufacturing facilities, the disposal of underutilized manufacturing assets, and actions designed to optimize our distribution network. In connection with the Network Optimization Plan, we have incurred aggregate pre-tax costs of $76.7 million, including approximately $17.9 million of cash charges. In fiscal 2013, 2012, and 2011, we recognized charges of $4.3 million, $41.8 million and $30.6 million, respectively, in relation to the Network Optimization Plan. At the end of fiscal 2013, the Network Optimization Plan was substantially complete.
Prior to our acquisition of Ralcorp, the management of Ralcorp had initiated certain activities designed to optimize Ralcorp's manufacturing and distribution networks. We refer to these actions and the related costs as the "Ralcorp Pre-acquisition Restructuring Plans". These plans involve, among other things, the exit of certain manufacturing facilities, the disposal of underutilized manufacturing assets, and actions designed to optimize the Ralcorp distribution network. We expect to incur $3.2 million of charges that have resulted or will result in cash outflows associated with the Ralcorp Pre-acquistion Restructuring Plans. In fiscal 2013, we recognized charges of $1.3 million in relation to the Ralcorp Pre-acquisition Restructuring Plans. For activities initiated after our acquisition of Ralcorp, refer to the Ralcorp Related Restructuring Plan.
In March 2010, we announced a plan, authorized by our Board of Directors, related to the long-term production of our meat snack products. The plan provided for the closure of our meat snacks production facility in Garner, North Carolina, and the movement of production to our existing facility in Troy, Ohio. In May 2010, we made a decision to consolidate certain administrative functions from Edina, Minnesota to Naperville, Illinois. The transition of these functions was completed in fiscal 2011. This plan, together with the plan to move production of our meat snacks from Garner, North Carolina to Troy, Ohio, are collectively referred to as the 2010 restructuring plan (the “2010 plan”). We incurred pre-tax charges of $67.3 million, including $28.3 million in cash charges in relation to the 2010 plan. In fiscal 2012, we recognized charges of approximately $2.6 million in relation to the 2010 plan. By the end of fiscal 2012, the 2010 plan was complete.
SEGMENT REVIEW
We report our operations in four reporting segments: Consumer Foods, Commercial Foods, Ralcorp Food Group, and Ralcorp Frozen Bakery Products. In the first quarter of fiscal 2013, we revised the manner in which sales of grain within our Commercial Foods segment are recognized. As a result, segment results of the prior periods have been revised to reflect the changes.
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

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Fiscal Years Ended
($ in millions)	May 26, 2013	May 27, 2012
Net derivative gains (losses) incurred	$74.8	$(66.8)
Less: Net derivative gains allocated to reporting segments	25.0	24.4
Net derivative gains (losses) recognized in general corporate expenses	$49.8	$(91.2)
Net derivative gains allocated to Consumer Foods	$30.9	$24.9
Net derivative losses allocated to Commercial Foods	(5.3)	(0.5)
Net derivative losses allocated to Ralcorp Food Group	(0.3)	—
Net derivative losses allocated to Ralcorp Frozen Bakery Products	(0.3)	—
Net derivative gains included in segment operating profit	$25.0	$24.4
As of May 26, 2013, the cumulative amount of net derivative losses from economic hedges that had been recognized in Corporate and not yet allocated to reporting segments was $9.1 million. This amount reflected net gains of $74.8 million incurred during fiscal 2013, as well as net losses of $58.9 million incurred prior to fiscal 2013. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify losses of $5.6 million and $3.5 million to segment operating results in fiscal 2014 and fiscal 2015 and thereafter, respectively.
Fiscal 2013 compared to Fiscal 2012
Net Sales

($ in millions) Reporting Segment	Fiscal 2013 Net Sales	Fiscal 2012 Net Sales	% Inc (Dec)
Consumer Foods	$9,069.9	$8,376.8	8%
Commercial Foods	5,167.4	4,991.1	4%
Ralcorp Food Group	924.2	—	N/A
Ralcorp Frozen Bakery Products	329.9	—	N/A
Total	$15,491.4	$13,367.9	16%
Overall, our net sales increased $2.12 billion to $15.49 billion in fiscal 2013, reflecting an 8% increase in our Consumer Foods segment and a 4% increase in our Commercial Foods segment relative to results in fiscal 2012, as well as increased sales due to the acquisition of Ralcorp during the third quarter of fiscal 2013.
Consumer Foods net sales for fiscal 2013 were $9.07 billion, an increase of $693.1 million, or 8%, compared to fiscal 2012. Results reflected an 8% benefit from acquisitions and a 2% increase from net pricing/mix, offset by a 2% decrease in volume performance from our base businesses (those businesses owned for all of fiscal 2013 and 2012). Increase in pricing/mix was due to pricing initiatives taken toward the end of fiscal 2012. The decrease in volume performance from our base businesses is primarily attributable to volume elasticity or the dampening effect of price increases on sales volume in the marketplace for fiscal 2013.
Sales of products associated with some of our most significant brands, including Act II®, Hebrew National®, Hunt's®, Marie Callender's®, Orville Redenbacher's®, Pam®, Peter Pan®, Reddi-wip®, Ro*Tel®, Slim Jim®, Swiss Miss®, and Wesson® grew in fiscal 2013, as compared to fiscal 2012. Significant brands whose products experienced sales declines in fiscal 2013 include Banquet®, Blue Bonnet®, Chef Boyardee®, David®, Egg Beaters®, Healthy Choice®, Kid Cuisine®, Manwich®, and Snack Pack®.
Commercial Foods net sales were $5.17 billion in fiscal 2013, an increase of $176.3 million, or 4%, compared to fiscal 2012. Net sales in our flour milling business were $47.1 million higher in fiscal 2013 than fiscal 2012, principally reflecting the pass-through of $19.5 million of higher wheat prices in the milling business. Results for fiscal 2013 also reflected improved net pricing/mix of 5% in the segment's Lamb Weston specialty potato products business, while sales volumes were flat.
Ralcorp Food Group and Ralcorp Frozen Bakery Products net sales for fiscal 2013 (approximately four months of ownership) were $924.2 million and $329.9 million, respectively. Sales for both Ralcorp Food Group and Ralcorp Frozen Bakery Products reflected competitive market conditions that have resulted in lower volumes than those achieved in recent periods prior to our ownership of Ralcorp.
Selling, General and Administrative ("SG&A") Expenses (Includes general corporate expenses)
SG&A expenses totaled $2.14 billion for fiscal 2013, an increase of $152.0 million compared to fiscal 2012.
SG&A expenses for fiscal 2013 reflected the following:

•	an increase in advertising and promotion expenses of $109.5 million,

•	charges of $108.2 million of acquisition-related costs,

•	an increase in salaries and wages of $67.1 million,

•	an increase in incentive compensation expense of $57.6 million,

•	an increase of $49.8 million related to Ralcorp SG&A expenses not included in other items noted herein,

•	expenses of $31.9 million related to the execution of our restructuring plans,

•	an increase in stock compensation expense of $25.7 million,

•	a benefit of $25.0 million related to the favorable settlement of an insurance matter associated with the 2007 peanut butter recall,

•	expenses of $21.6 million relating to the integration of Ralcorp,

•	a charge of $10.2 million in connection with the impairment of certain assets received in connection with the bankruptcy of an onion supplier,

•	a charge of $7.5 million in connection with legal matters associated with the 2007 peanut butter recall,

•	charges of $6.2 million related to early extinguishment of debt as a result of early payments on our Term Loan Facility,

•	a charge of $5.7 million reflecting the year-end write-off of actuarial losses in excess of 10% of our pension liability,

•	charges of $4.5 million related to environmental remediation matters related to Beatrice, Inc., and

•	charges of $3.0 million in connection with the Garner accident.
SG&A expenses for fiscal 2012 included:

•	a charge of $336.2 million reflecting the year-end write-off of actuarial losses in excess of 10% of our pension liability,

•
a gain of $58.6 million, resulting from the remeasurement to fair value of our previously held noncontrolling equity interest in ATFL, in connection with our acquisition of a majority interest in that company,

•	charges totaling $42.9 million in connection with our restructuring plans,

•	a charge of approximately $17.5 million in connection with legal matters associated with the 2007 peanut butter recall,

•	a benefit of $11.8 million resulting from insurance settlements for matters associated with peanut butter, and

•	a charge of $4.6 million in connection with the write-off of an insurance claim receivable.

Operating Profit (Earnings before general corporate expenses, interest expense, net, income taxes, and equity method investment earnings)

($ in millions) Reporting Segment	Fiscal 2013 Operating Profit	Fiscal 2012 Operating Profit	% Inc (Dec)
Consumer Foods	$1,096.5	$1,053.3	4%
Commercial Foods	631.4	546.3	16%
Ralcorp Food Group	85.4	—	N/A
Ralcorp Frozen Bakery Products	27.4	—	N/A
Consumer Foods operating profit for fiscal 2013 was $1.10 billion, an increase of $43.2 million, or 4%, compared to fiscal 2012. Gross profits in Consumer Foods were $270.2 million higher in fiscal 2013 than in fiscal 2012, driven by the impact of higher net sales, discussed above, and the benefit of supply chain cost savings initiatives, partially offset by moderate inflation in product costs (particularly for proteins, packaging, peanuts, sweeteners, and beans). Businesses acquired in fiscal 2013 contributed $41.0 million of operating profit to fiscal 2013. Other items that significantly impacted Consumer Foods operating profit in fiscal 2013 included:

•	an increase in advertising and promotion expense of $97.5 million,

•	an increase in incentive compensation expense of $31.7 million,

•	charges totaling $12.1 million in connection with our restructuring plans,

•	charges of $10.9 million of acquisition-related costs, and

•	an increase in salaries and wages of $11.7 million.
Items that significantly impacted Consumer Foods operating profit in fiscal 2012 included:

•
a gain of $58.6 million, resulting from the remeasurement to fair value of our previously held noncontrolling equity interest in ATFL, in connection with our acquisition of a majority interest in that company, and

•	charges totaling $55.9 million in connection with our restructuring plans.
Operating profit for the Commercial Foods segment was $631.4 million in fiscal 2013, an increase of $85.1 million, or 16%, compared to fiscal 2012. Gross profits in the Commercial Foods segment were $117.4 million higher in fiscal 2013 than in fiscal 2012, driven by higher gross profit in the Lamb Weston specialty potato operations due to increased net pricing/mix, as well as productivity improvements, partially offset by higher input costs. Results for fiscal 2013 also reflected a $10.2 million charge to reduce the carrying value of collateral received in connection with the bankruptcy of an onion products supplier to its estimated fair value based upon updated appraisals. Commercial Foods operating profit included $6.1 million of charges in fiscal 2012 related to the execution of our restructuring plans. In the third quarter of fiscal 2013, a significant foodservice customer did not renew a significant portion of its potato products purchase contracts with our Lamb Weston business, which we expect to have an unfavorable impact in fiscal 2014. We intend to enter into new potato products sales contracts with other customers that we expect will partially offset impacts to sales and margins.
Ralcorp Food Group and Ralcorp Frozen Bakery Products segments' operating profit for fiscal 2013 was $85.4 million and $27.4 million, respectively. Included in the results of the Ralcorp Food Group and Ralcorp Frozen Bakery Product segments' operating profit in fiscal 2013 was $13.6 million and $3.1 million, respectively, of incremental cost of goods sold due to the fair value adjustment to inventory resulting from acquisition accounting.
Interest Expense, Net
In fiscal 2013, net interest expense was $275.6 million, an increase of $71.6 million, or 35%, from fiscal 2012. The increase reflects the issuance of $3.975 billion of senior debt, borrowings of $1.5 billion under a Term Loan Facility, and $716.0 million of senior debt that was exchanged in January 2013 in financing the Ralcorp acquisition, in addition to the issuance of $750.0 million of senior notes in September 2012. Interest expense in fiscal 2013 and 2012 reflected a net benefit of $8.6 million and $8.9 million, respectively, primarily resulting from interest rate swaps used to effectively convert the interest rates of certain outstanding debt instruments from fixed to variable (these hedges were terminated in fiscal 2011).

Income Taxes
Our income tax expense was $400.2 million and $195.8 million in fiscal 2013 and 2012, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was 34% for fiscal 2013 and 29% in fiscal 2012. The effective tax rate for fiscal 2013 reflects the incurrence of various non-deductible transaction-related expenses, as well as a reduced domestic manufacturing deduction benefit, in connection with the acquisition of Ralcorp. The effective tax rate for fiscal 2012 is reflective of the benefit of normal, recurring, income tax credits and deductions combined with a lower pre-tax level of earnings (due in large part to the impact of the write-off of $396.9 million of actuarial losses under the method of accounting for pension benefits adopted in fiscal 2012), as well as a $58.6 million nontaxable gain on the remeasurement to fair value of our previously held noncontrolling equity interest in ATFL, in connection with our acquisition of a majority interest in that company. The fiscal 2013 effective tax rate also included favorable tax adjustments resulting from the implementation of the 2012 American Taxpayer Relief Act during fiscal 2013, while the fiscal 2012 effective tax rate was unfavorably impacted by the prior expiration of these tax benefits during fiscal 2012. In the third quarter of fiscal 2013, we received an adverse Mexican tax court ruling and recorded a reserve of $4.0 million.
We expect our effective tax rate in fiscal 2014, exclusive of any unusual transactions or tax events, to be approximately 34%.
Equity Method Investment Earnings
We include our share of the earnings of certain affiliates based on our economic ownership interest in the affiliates. Significant affiliates produce and market potato products for retail and foodservice customers. Our share of earnings from our equity method investments was $37.5 million ($1.8 million in the Consumer Foods segment and $35.7 million in the Commercial Foods segment) and $44.9 million ($4.9 million in the Consumer Foods segment and $40.0 million in the Commercial Foods segment) in fiscal 2013 and 2012, respectively. The decrease in equity method investment earnings in the Commercial Foods segment were a result of higher input costs for a foreign potato processing venture, in addition to a charge of $2.1 million reflecting the year-end write-off of actuarial losses in excess of 10% of the pension liability.
Earnings Per Share
Our diluted earnings per share in fiscal 2013 were $1.85. Our diluted earnings per share in fiscal 2012 were $1.12. See “Items Impacting Comparability” above as several significant items affected the comparability of year-over-year results of operations.
Fiscal 2012 compared to Fiscal 2011
Net Sales

($ in millions) Reporting Segment	Fiscal 2012 Net Sales	Fiscal 2011 Net Sales	% Inc (Dec)
Consumer Foods	$8,376.8	$8,002.0	5%
Commercial Foods	4,991.1	4,384.1	14%
Total	$13,367.9	$12,386.1	8%
Overall, our net sales increased $981.8 million to $13.37 billion in fiscal 2012, reflecting a 5% increase in our Consumer Foods segment and a 14% increase in our Commercial Foods segment relative to results in fiscal 2011.
Consumer Foods net sales for fiscal 2012 were $8.38 billion, an increase of 5% as compared to fiscal 2011. Results reflected a 3% benefit from acquisitions, a 5% benefit from favorable pricing and mix, and a 3% decrease in volume from our base businesses (those businesses owned for all of fiscal 2012 and 2011). The decrease in volume from existing businesses reflected difficult economic conditions that are impacting consumer purchasing behavior, as well as price increases taken earlier in fiscal 2012 for some products. Increased pricing was necessitated by increased commodity input costs.
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

Commercial Foods net sales were $4.99 billion in fiscal 2012, an increase of $607.0 million, or 14% compared to fiscal 2011. Net sales in our flour milling business were approximately $306.7 million higher in fiscal 2012 than in fiscal 2011, principally reflecting the pass-through of higher wheat prices. Net sales also reflected a $255.7 million increase in results in our Lamb Weston specialty potato products business, reflecting improved net pricing of approximately 9% and higher volume of approximately 4%.
Selling, General and Administrative Expenses (includes General Corporate Expense) (“SG&A”)
SG&A expenses totaled $2.0 billion for fiscal 2012, an increase of $484.6 million, or 32%, compared to fiscal 2011.
SG&A expenses for fiscal 2012 reflected the following:

•	an increase in pension and retirement expense of $336.2 million, reflecting the immediate write-off of actuarial losses in excess of 10% of our pension liability,

•
a gain of $58.6 million, resulting from the remeasurement to fair value of our previously held noncontrolling equity interest in ATFL, in connection with our acquisition of a majority interest in that company,

•	an increase in incentive compensation expense of $44.8 million,

•	charges totaling $42.9 million in connection with our restructuring plans,

•	a decrease in self-insured medical expense of $20.6 million,

•	a decrease in advertising and promotion expense of $7.4 million,

•	a charge of approximately $17.5 million in connection with legal matters associated with the 2007 peanut butter recall,

•	a benefit of $11.8 million resulting from insurance settlements for matters associated with peanut butter, and

•	a charge of $4.6 million in connection with the write-off of an insurance claim receivable.
SG&A expenses for fiscal 2011 included the following:

•	a net benefit of $105.3 million in connection with the settlement of insurance claims, net of expenses incurred, related to the Garner accident,

•	charges totaling $34.5 million in connection with our restructuring plans,

•
a gain of $25.0 million from the receipt, as payment in full of all principal and interest due on the notes received in connection with the divestiture of the trading and merchandising operations in fiscal 2009, in advance of the scheduled maturity dates, and

•	a charge of $10.3 million reflecting the immediate write-off of actuarial losses in excess of 10% of our pension liability.
Operating Profit (Earnings before general corporate expenses, interest expense, net, income taxes, and equity method investment earnings)

($ in millions) Reporting Segment	Fiscal 2012 Operating Profit	Fiscal 2011 Operating Profit	% Inc (Dec)
Consumer Foods	$1,053.3	$1,126.4	(6)%
Commercial Foods	546.3	509.5	7%
Consumer Foods operating profit decreased $73.1 million in fiscal 2012 versus the prior year to $1.05 billion. Gross profits in the Consumer Foods segment were $7.8 million higher in fiscal 2012 than in fiscal 2011 driven by the benefit of price increases and supply chain cost savings initiatives, offset by the impact of higher commodity input costs (particularly for proteins, vegetable oil, and packaging). Businesses acquired in fiscal 2012 contributed $12.8 million of operating profit to fiscal 2012. Other items that significantly impacted Consumer Foods operating profit in fiscal 2012 included:

•
a gain of $58.6 million, resulting from the remeasurement to fair value of our previously held noncontrolling equity interest in ATFL, in connection with our acquisition of a majority interest in that company,

•	charges totaling $55.9 million in connection with our restructuring plans,

•	an increase in incentive compensation expense of $11.4 million, and

•	a decrease in advertising and promotion expense of $8.5 million.
Items that significantly impacted Consumer Foods operating profit in fiscal 2011 included:

•	a net benefit of $105.3 million in connection with the settlement of insurance claims, net of expenses incurred, related to the Garner accident, and

•	charges totaling $45.4 million in connection with our restructuring plans.
Commercial Foods operating profit increased $36.8 million in fiscal 2012 versus the prior year to $546.3 million. Gross profits in the Commercial Foods segment were $55.8 million higher in fiscal 2012 than fiscal 2011, driven by higher sales volume and improved pricing in the Lamb Weston specialty potato business, largely offset by lower profits in our flour milling business. The decline in margins in the flour milling business was due to less favorable market conditions in fiscal 2012. SG&A expenses were higher in the Commercial Foods segment in fiscal 2012 as compared to fiscal 2011, largely due to a $13.9 million increase in incentive compensation expense. The Commercial Foods segment also recognized charges of $6.1 million in fiscal 2012 related to the execution of our restructuring plans.
Interest Expense, Net
In fiscal 2012, net interest expense was $204.0 million, an increase of $26.5 million, or 15%, from fiscal 2011. Included in net interest expense was $4.0 million and $42.2 million of interest income in fiscal 2012 and 2011, respectively. In 2011, the income was principally from interest on the Notes received in connection with the divestiture of the trading and merchandising business in fiscal 2009. Interest expense in fiscal 2012 and 2011 also reflected a net benefit of $8.9 million and $12.8 million, respectively, primarily resulting from interest rate swaps used to effectively convert the interest rates of certain outstanding debt instruments from fixed to variable (these hedges were terminated in fiscal 2011) and the benefit of the repayment of $342.7 million of our 6.75% senior notes in September 2011.
Income Taxes
Our income tax expense was $195.8 million and $421.6 million in fiscal 2012 and 2011, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was 29% for fiscal 2012 and 34% in fiscal 2011. The lower effective tax rate in fiscal 2012 was reflective of the benefit of normal, recurring, income tax credits and deductions combined with a lower pre-tax level of earnings (due in large part to the impact of the write-off of $396.9 million of actuarial losses under the method of accounting for pension benefits adopted in fiscal 2012), as well as the non-taxable nature of the $58.6 million gain on the remeasurement to fair value of our previously held noncontrolling equity interest in ATFL, in connection with our acquisition of a majority interest in that company.
Equity Method Investment Earnings
We include our share of the earnings of certain affiliates based on our economic ownership interest in the affiliates. Significant affiliates produce and market potato products for retail and foodservice customers. Our share of earnings from our equity method investments was $44.9 million ($4.9 million in the Consumer Foods segment and $40.0 million in the Commercial Foods segment) and $26.4 million ($5.7 million in the Consumer Foods segment and $20.7 million in the Commercial Foods segment) in fiscal 2012 and 2011, respectively. Equity method investment earnings in the Commercial Foods segment were a result of more profitable operations of a foreign potato processing venture.
Results of Discontinued Operations
Our discontinued operations were immaterial in fiscal 2012 and generated after-tax losses of $11.5 million in fiscal 2011. In fiscal 2011, we completed the sale of the assets of a small frozen foods business for approximately $9.5 million. We recognized after-tax impairment charges totaling $14.2 million in connection with this sale. Operating results of discontinued operations in fiscal 2011 included the favorable resolution of a foreign tax matter relating to a divested business.
Earnings Per Share
Our diluted earnings per share in fiscal 2012 were $1.12. Our diluted earnings per share in fiscal 2011 were $1.88 (including earnings of $1.90 per diluted share from continuing operations and losses of $0.02 per diluted share from discontinued operations).

LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity and Capital
Our primary financing objective is to maintain a prudent capital structure that provides us flexibility to pursue our growth objectives. If necessary, we use short-term debt principally to finance ongoing operations, including our seasonal requirements for working capital (accounts receivable, prepaid expenses and other current assets, and inventories, less accounts payable, accrued payroll, and other accrued liabilities) and a combination of equity and long-term debt to finance both our base working capital needs and our non-current assets. We increased our indebtedness significantly during fiscal 2013 as a result of the Ralcorp acquisition. We are committed to maintain an investment grade rating.
At May 26, 2013, we had a $1.5 billion revolving credit facility. The facility is scheduled to mature in September 2016. The facility has historically been used principally as a back-up facility for our commercial paper program. As of May 26, 2013, there were no outstanding borrowings under the facility. The facility requires that our consolidated funded debt not exceed 75% of our consolidated capital base in the first four quarters commencing on January 29, 2013, 70% in the second four quarters, and 65% thereafter, and that our fixed charges coverage ratio be greater than 1.75 to 1.0. As of May 26, 2013, we were in compliance with these financial covenants.
As of May 26, 2013, we had $185.0 million outstanding under our commercial paper program. The highest level of borrowings during fiscal 2013 was $392.0 million, which occurred at the end of the first quarter of fiscal 2013 in association with the acquisition of the P.F. Chang's® and Bertolli® brands frozen meal business. This balance was repaid in the second quarter of fiscal 2013 upon the issuance of $750.0 million of senior unsecured notes.
During the third quarter of fiscal 2013, in order to finance a portion of our acquisition of Ralcorp, we (i) issued new senior unsecured notes in an aggregate principal amount of $3.975 billion, (ii) issued new senior unsecured notes in an aggregate principal amount of $716.0 million in exchange for senior notes issued by Ralcorp, (iii) assumed senior notes issued by Ralcorp in an aggregate principal amount of $460.7 million, which were prepaid in the fourth quarter of fiscal 2013, and (iv) borrowed $1.5 billion under our new Term Loan Facility. Details related to these transactions are noted below.
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
On January 29, 2013, we borrowed $1.5 billion under our Term Loan Facility. We are required to repay borrowings under the Term Loan Facility in equal installments of 2.5% per quarter beginning June 1, 2013 with the remainder of the borrowings to be paid on the maturity date unless prepaid in accordance with the terms of the Term Loan Facility. We may prepay borrowings without premium or penalty. As of May 26, 2013, we had $900.0 million outstanding under the Term Loan Facility. The Term Loan Facility matures on January 29, 2018. The Term Loan Facility interest rate is calculated based on LIBOR plus 1.75%. Net proceeds were used for the acquisition of Ralcorp. The Term Loan Facility requires that our consolidated funded debt not exceed 75% of our consolidated capital base in the first four quarters commencing on January 29, 2013, 70% in the second four quarters, and 65% thereafter, and that our fixed charges coverage ratio be greater than 1.75 to 1.0. As of May 26, 2013, we were in compliance with these financial covenants.
In conjunction with the Ralcorp acquisition, we issued new senior unsecured notes in exchange for senior notes issued by Ralcorp in an aggregate principal amount of $716.0 million. The principal amounts of senior notes issued included $282.7 million of 4.95% senior debt due August 2020 and $433.3 million of 6.625% senior debt due August 2039. Senior notes issued by Ralcorp in an aggregate principal amount of $33.9 million were not exchanged and remain outstanding, consisting of 4.95% senior notes issued by Ralcorp due August 15, 2020 in an aggregate principal amount of $17.2 million and 6.625% senior notes issued by Ralcorp due August 15, 2039 in an aggregate principal amount of $16.7 million.
We also assumed Ralcorp senior notes in the aggregate principal amounts of $460.7 million ("Ralcorp Callable Notes"). On February 28, 2013, we prepaid these notes, including interest and contractual obligations, for a total of $568.4 million, primarily from available cash.
On September 13, 2012, we issued senior unsecured notes in an aggregate principal amount of $750.0 million. These notes were issued in three tranches of $250.0 million each, with terms to maturity and coupon rates of 3 years at 1.35%, 5.5 years at 2.10%, and 10 years at 3.25%, respectively. Net proceeds were used for general corporate purposes, including repayment of outstanding commercial paper, working capital, and other business opportunities.

As of the end of fiscal 2013, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the revolving credit facility, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult.
On January 11, 2013, we issued approximately 9.2 million shares of our common stock from treasury shares for net proceeds of $269.3 million. Net proceeds were used as part of the overall financing of Ralcorp.
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
We repurchased 9.1 million shares of our common stock for an aggregate of $245.0 million under this program in fiscal 2013. The Company's total remaining share repurchase authorization as of May 26, 2013 was $281.9 million.
On September 19, 2012, our Board of Directors approved an increase in our quarterly dividend to $0.25 per share from the previous level of $0.24 per share, an annualized increase of approximately 4%.
Cash Flows
In fiscal 2013, we generated $80.9 million of cash, which was the net result of $1.41 billion generated from operating activities, $5.47 billion used in investing activities, $4.13 billion obtained in financing activities, and an increase of $1.5 million in cash due to the effect of changes in foreign currency exchange rates.
Cash generated from operating activities of continuing operations totaled $1.41 billion in the fiscal 2013, as compared to $1.05 billion generated in fiscal 2012. Net income was $311.7 million higher in fiscal 2013 than fiscal 2012, reflecting increases due to acquisitions and improved overall profitability. Operating cash outflows resulting from costs associated with the Ralcorp acquisition were $130.1 million, including $52.4 million accrued by Ralcorp prior to the acquisition. Additionally, $42.5 million in interest accrued by Ralcorp prior to the acquisition was subsequently paid. We contributed $19.8 million and $326.4 million to our pension plans in fiscal 2013 and 2012, respectively. Tax related cash flows in fiscal 2013 reflected benefits of approximately $180.1 million realized from lower current income tax payments as a result of paying off Ralcorp debt. Receivables increased $73.1 million due to increased pricing of flour sales in Commercial Foods and increased sales in Consumer Foods. In fiscal 2013, decreases in Consumer Foods inventories (excluding impacts of acquisitions) due to more stable commodity prices and utilization of prior physical positions were offset by increases in our Commercial Foods segment resulting from higher wheat prices and increased potato harvest yields. Increases in trade payables were lower during fiscal 2013, due to moderating inflation. We paid larger incentive compensation payments in the first quarter of fiscal 2013 (earned in fiscal 2012) than in the first quarter of fiscal 2012 (earned in fiscal 2011).
Cash used in investing activities totaled $5.47 billion in fiscal 2013, versus cash used in investing activities of $1.06 billion in fiscal 2012. Investing activities in fiscal 2013 consisted primarily of the purchase of Ralcorp for $4.75 billion, net of cash acquired, capital expenditures of $458.7 million, and the acquisition of the P.F. Chang's® and Bertolli® brands frozen meal business from Unilever for $266.9 million in cash. Investing activities in fiscal 2012 consisted primarily of acquisitions of businesses and intangibles totaling $697.7 million, capital expenditures of $336.7 million, and a $39.6 million purchase of a secured loan.
Cash generated from financing activities of continuing operations totaled $4.13 billion in fiscal 2013 compared with cash used of $849.6 million in fiscal 2012. In fiscal 2013, we issued long-term debt that generated $6.22 billion in cash and repaid $2.07 billion in debt, primarily $1.44 billion paid for principal and contractual amounts on Ralcorp notes tendered in connection with the Ralcorp acquisition and prepayment of $600.0 million of the Term Loan Facility; whereas during fiscal 2012, we decreased our debt by $363.6 million, including the repayment of $342.7 million upon maturity of our 6.75% senior notes. In conjunction with the Ralcorp acquisition, we issued common stock for $269.2 million in cash. During fiscal 2013 and 2012, we paid dividends of $400.7 million and $388.6 million, respectively. In fiscal 2013 and 2012, we repurchased $245.0 million and $352.4 million, respectively, of our common stock as part of our share repurchase program. Amounts generated from employee stock option exercise proceeds and issuance of other stock awards were $274.4 million and $213.2 million in fiscal 2013 and 2012, respectively.
The Company had cash and cash equivalents of $183.9 million at May 26, 2013 and $103.0 million at May 27, 2012, of which $166.4 million at May 26, 2013 and $88.4 million at May 27, 2012 was held in foreign countries. The Company makes an assertion regarding the amount of foreign earnings intended for permanent reinvestment, with the balance available to be repatriated to the U.S. The foreign earnings are considered to be indefinitely reinvested and accordingly, no United States federal income taxes have been provided thereon. We have not provided U.S. deferred taxes on cumulative earnings of non-U.S. affiliates and associated companies that the Company considers to be reinvested indefinitely. However, in the unusual event that additional foreign funds are needed in the United States, the Company has the ability to repatriate additional funds. The repatriation could result in an adjustment to the deferred tax liability after considering available foreign tax credits and other tax attributes. It is not practicable to estimate the amount of U.S. income taxes that would be incurred in the event that we were to repatriate the cumulative earnings of non-U.S. affiliates and associated companies.
We estimate our capital expenditures in fiscal 2014 to be approximately $650 million. We intend to refinance the $500 million in senior debt due in April 2014.
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
We hold a 50.0% interest in Lamb Weston RDO, a potato processing venture. We provide all sales and marketing services to Lamb Weston RDO. We receive a fee for these services based on a percentage of the net sales of the venture. We reflect the value of our ownership interest in this venture in other assets in our consolidated balance sheets, based upon the equity method of accounting. The balance of our investment was $15.2 million and $14.8 million at May 26, 2013 and May 27, 2012, respectively, representing our maximum exposure to loss as a result of our involvement with this venture. The capital structure of Lamb Weston RDO includes owners' equity of $30.4 million and term borrowings from banks of $43.9 million as of May 26, 2013. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this venture.
We lease certain office buildings from entities that we have determined to be variable interest entities. The lease agreements with these entities include fixed-price purchase options for the assets being leased, representing our only variable interest in these lessor entities. These leases are accounted for as operating leases, and accordingly, there are no material assets or liabilities associated with these entities included in our consolidated balance sheets. We have no material exposure to loss from our variable interests in these entities. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of these entities. In making this determination, we have considered, among other items, the terms of the lease agreements, the expected remaining useful lives of the assets leased, and the capital structure of the lessor entities.
OBLIGATIONS AND COMMITMENTS
As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as lease agreements, debt agreements, and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as "take-or-pay" contracts). The unconditional purchase obligation arrangements are entered into in our normal course of business in order to ensure adequate levels of sourced product are available. Of these items, debt and capital lease obligations, which totaled $9.30 billion as of May 26, 2013, were recognized as liabilities in our consolidated balance sheet. Operating lease obligations and unconditional purchase obligations, which totaled $1.52 billion as of May 26, 2013, were not recognized as liabilities in our consolidated balance sheet, in accordance with generally accepted accounting principles.

A summary of our contractual obligations as of May 26, 2013 was as follows:

	Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt	$9,223.9	$500.6	$1,078.4	$2,660.2	$4,984.7
Capital lease obligations	76.6	8.8	14.2	11.1	42.5
Operating lease obligations	477.8	93.0	150.2	103.0	131.6
Purchase obligations[1]	1,042.0	844.6	166.0	7.1	24.3
Total	$10,820.3	$1,447.0	$1,408.8	$2,781.4	$5,183.1
1 Amount includes open purchase orders of our recently acquired Ralcorp business, some of which may be cancellable.
We are also contractually obligated to pay interest on our long-term debt and capital lease obligations. The weighted average coupon interest rate of the long-term debt obligations outstanding as of May 26, 2013 was approximately 4.3%.
The purchase obligations noted in the table above do not reflect $832.0 million of open purchase orders or $493.5 million of agreements for goods and services, some of which are not legally binding. These amounts exclude the open purchase orders from Ralcorp that are included in the table above. These purchase orders and agreements are generally settleable in the ordinary course of business in less than one year.
The operating lease obligations noted in the table above have not been reduced by non-cancellable sublease rentals of $35.7 million.
We own a 49.99% interest in Lamb Weston BSW, LLC ("Lamb Weston BSW"), a potato processing venture with Ochoa Ag Unlimited Foods, Inc. ("Ochoa"). We provide all sales and marketing services to Lamb Weston BSW. Under certain circumstances, we could be required to compensate Ochoa for lost profits resulting from significant production shortfalls. Commencing on June 1, 2018, or on an earlier date under certain circumstances, we have a contractual right to purchase the remaining equity interest in Lamb Weston BSW from Ochoa (the "call option"). We are currently subject to a contractual obligation to purchase all of Ochoa's equity investment in Lamb Weston BSW at the option of Ochoa (the "put option"). The purchase prices under the call option and the put option (the "options") are based on the book value of Ochoa's equity interest at the date of exercise, as modified by an agreed-upon rate of return for the holding period of the investment balance. The agreed-upon rate of return varies depending on the circumstances under which any of the options are exercised. As of May 26, 2013, the price at which Ochoa had the right to put its equity interest to us was $37.7 million. This amount, which is presented within other liabilities in our consolidated balance sheet, is not included in the "Contractual Obligations" table above as the payment is contingent upon the exercise of the put option by Ochoa, and the eventual occurrence and timing of such exercise is uncertain.
As part of our ongoing operations, we also enter into arrangements that obligate us to make future cash payments only upon the occurrence of a future event (e.g., guarantees of debt or lease payments of a third party should the third party be unable to perform). In accordance with generally accepted accounting principles, the following commercial commitments are not recognized as liabilities in our consolidated balance sheet. A summary of our commitments, including commitments associated with equity method investments, as of May 26, 2013 was as follows:

	Amount of Commitment Expiration Per Period (in millions)
Other Commercial Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Guarantees	$69.4	$45.5	$10.9	$6.5	$6.5
Standby Repurchase Obligations	5.3	1.4	1.1	0.9	1.9
Other commitments	5.8	5.8	—	—	—
Total	$80.5	$52.7	$12.0	$7.4	$8.4
In certain limited situations, we will guarantee an obligation of an unconsolidated entity. We guarantee certain leases and other commercial obligations resulting from the 2002 divestiture of our fresh beef and pork operations. The remaining terms of these arrangements do not exceed three years and the maximum amount of future payments we have guaranteed was $8.1 million as of May 26, 2013. We have not established a liability for the fresh beef and pork divestiture-related guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.

We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At May 26, 2013, the amount of supplier loans effectively guaranteed by us was $40.1 million, included in the table above. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.
We were a party to a supply agreement with an onion processing company where we had guaranteed, under certain conditions, repayment of a secured loan (the "Secured Loan") of this onion supplier to the onion supplier's lender. The amount of our guarantee was $25.0 million.  During the fourth quarter of fiscal 2012, we received notice from the lender that the onion supplier had defaulted on the Secured Loan and we exercised our option to purchase the Secured Loan from the lender for $40.8 million, thereby assuming first-priority secured rights to the underlying collateral for the amount of the Secured Loan, and cancelling our guarantee. The onion supplier filed for bankruptcy on April 12, 2012 (during the fourth quarter of fiscal 2012). The Secured Loan was classified as other assets at the end of fiscal 2012.  During the second quarter of fiscal 2013, we acquired ownership and all rights to the collateral, consisting of agricultural land and a processing facility, securing the Secured Loan through the bankruptcy proceeding. During the third quarter of fiscal 2013, we recognized an impairment charge of $10.2 million in our Commercial Foods segment to reduce the carrying amount of the collateral to its estimated fair value based upon updated appraisals. Based on our estimate of the value of the land and processing facility, we expect to recover the remaining carrying value through our operation or sale of these assets.
Federal income tax credits were generated related to our sweet potato production facility in Delhi, Louisiana. Third parties invested in certain of these income tax credits. We have guaranteed these third parties the face value of these income tax credits over their statutory lives, through fiscal 2017, in the event that the income tax credits are recaptured or reduced. The face value of the income tax credits was $21.2 million as of May 26, 2013. We believe the likelihood of the recapture or reduction of the income tax credits is remote, and therefore we have not established a liability in connection with this guarantee.
The obligations and commitments tables above do not include any reserves for uncertainties in income taxes, as we are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes. The liability for gross unrecognized tax benefits at May 26, 2013 was $100.0 million. The net amount of unrecognized tax benefits at May 26, 2013, that, if recognized, would impact our effective tax rate was $61.8 million. Recognition of these tax benefits would have a favorable impact on our effective tax rate.
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
Marketing Costs—We incur certain costs to promote our products through marketing programs, which include advertising, customer incentives, and consumer incentives. We recognize the cost of each of these types of marketing activities as incurred in accordance with generally accepted accounting principles. The judgment required in determining marketing costs can be significant. For volume-based incentives provided to customers, management must continually assess the likelihood of the customer achieving the specified targets. Similarly, for consumer coupons, management must estimate the level at which coupons will be redeemed by consumers in the future. Estimates made by management in accounting for marketing costs are based primarily on our historical experience with marketing programs with consideration given to current circumstances and industry trends. As these factors change, management’s estimates could change and we could recognize different amounts of marketing costs over different periods of time.
We have recognized reserves of approximately $213.4 million for these marketing costs as of May 26, 2013. Changes in the assumptions used in estimating the cost of any individual customer marketing program would not result in a material change in our results of operations or cash flows.
Advertising and promotion expenses totaled $474.0 million, $364.5 million, and $371.9 million in fiscal 2013, 2012, and 2011, respectively.
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
We have recognized a reserve of approximately $65.8 million for environmental liabilities as of May 26, 2013. The reserve for each site is determined based on an assessment of the most likely required remedy and a related estimate of the costs required to effect such remedy. Historically, the underlying assumptions utilized in estimating this reserve have been appropriate as actual payments have neither differed materially from the previously estimated reserve balances, nor have significant adjustments to this reserve balance been necessary.
Employment-Related Benefits—We incur certain employment-related expenses associated with pensions, postretirement health care benefits, and workers’ compensation. In order to measure the annual expense associated with these employment-related benefits, management must make a variety of estimates including, but not limited to, discount rates used to measure the present value of certain liabilities, assumed rates of return on assets set aside to fund these expenses, compensation increases, employee turnover rates, anticipated mortality rates, anticipated health care costs, and employee accidents incurred but not yet reported to us. The estimates used by management are based on our historical experience as well as current facts and circumstances. We use third-party specialists to assist management in appropriately measuring the expense associated with these employment-related benefits. Different estimates used by management could result in us recognizing different amounts of expense over different periods of time. We had recognized a pension liability of $480.8 million and $565.6 million, a postretirement liability of $302.7 million and $282.6 million, and a workers’ compensation liability of $105.1 million and $76.3 million, as of the end of fiscal 2013 and 2012, respectively. We also had recognized a pension asset of $6.6 million and $3.9 million as of the end of fiscal 2013 and 2012, respectively, as certain individual plans of the Company had a positive funded status.
We recognize cumulative changes in the fair value of pension plan assets and net actuarial gains or losses in excess of 10% of the greater of the fair value of plan assets or the plan’s projected benefit obligation (“the corridor”) in current period expense annually as of our measurement date, which is our fiscal year-end, or when measurement is required otherwise under generally accepted accounting principles.
We recognized pension expense from Company plans of $23.5 million, $421.8 million, and $54.0 million in fiscal years 2013, 2012, and 2011, respectively. Such amounts reflect the year-end write-off of actuarial losses in excess of 10% of our pension liability. This also reflected expected returns on plan assets of $216.4 million, $196.0 million, and $168.0 million in fiscal years 2013, 2012, and 2011, respectively. We contributed $19.8 million, $326.4 million, and $129.4 million to our pension plans in fiscal years 2013, 2012, and 2011, respectively. We anticipate contributing approximately $19.1 million to our pension plans in fiscal 2014.
One significant assumption for pension plan accounting is the discount rate. We select a discount rate each year (as of our fiscal year-end measurement date) for our plans based upon a hypothetical bond portfolio for which the cash flows from coupons and maturities match the year-by-year projected benefit cash flows for our pension plans. The hypothetical bond portfolio is comprised of high-quality fixed income debt instruments (usually Moody’s Aa) available at the measurement date. Based on this information, the discount rate selected by us for determination of pension expense was 4.5% for fiscal 2013, 5.3% for fiscal 2012, and 5.8% for fiscal 2011. We selected a discount rate of 4.05% for determination of pension expense for fiscal 2014. A 25 basis point increase in our discount rate assumption as of the end of fiscal 2013 would have resulted in a decrease of $3.6 million in our pension expense for fiscal 2013. A 25 basis point decrease in our discount rate assumption as of the end of fiscal 2013 would have resulted in an increase of $26.2 million in our pension expense for fiscal 2013. For our year-end pension obligation determination, we selected discount rates of 4.05% and 4.5% for fiscal years 2013 and 2012, respectively.
Another significant assumption used to account for our pension plans is the expected long-term rate of return on plan assets. In developing the assumed long-term rate of return on plan assets for determining pension expense, we consider long-term historical returns (arithmetic average) of the plan’s investments, the asset allocation among types of investments, estimated long-term returns by investment type from external sources, and the current economic environment. Based on this information, we selected 7.75% for the long-term rate of return on plan assets for determining our fiscal 2013 pension expense. A 25 basis point increase/decrease in our expected long-term rate of return assumption as of the beginning of fiscal 2013 would decrease/increase annual pension expense for our pension plans by $6.7 million. We selected an expected rate of return on plan assets of 7.75% to be used to determine our pension expense for fiscal 2014. A 25 basis point increase/decrease in our expected long-term rate of return assumption as of the beginning of fiscal 2014 would decrease/increase annual pension expense for our pension plans by $8.2 million.
The rate of compensation increase is another significant assumption used in the development of accounting information for pension plans. We determine this assumption based on our long-term plans for compensation increases and current economic conditions. Based on this information, we selected 4.25% for fiscal years 2013 and 2012 as the rate of compensation increase for determining our year-end pension obligation. We selected 4.25% for the rate of compensation increase for determination of pension expense for each of fiscal years 2013, 2012, and 2011. A 25 basis point increase in our rate of compensation increase assumption as of the beginning of fiscal 2013 would increase pension expense for our pension plans by $0.9 million for the year. A 25 basis point decrease in our rate of compensation increase assumption as of the beginning of fiscal 2013 would decrease pension expense for our pension plans by $0.8 million for the year. We selected a rate of 4.25% for the rate of compensation increase to be used to determine our pension expense for fiscal 2014. A 25 basis point increase/decrease in our rate of compensation increase assumption as of the beginning of fiscal 2014 would increase/decrease pension expense for our pension plans by $0.9 million for the year.
We also provide certain postretirement health care benefits. We recognized postretirement benefit expense of $8.8 million, $7.8 million, and $11.8 million in fiscal 2013, 2012, and 2011, respectively. We reflected liabilities of $302.7 million and $282.6 million in our balance sheets as of May 26, 2013 and May 27, 2012, respectively. We anticipate contributing approximately $26.0 million to our postretirement health care plans in fiscal 2014.
The postretirement benefit expense and obligation are also dependent on our assumptions used for the actuarially determined amounts. These assumptions include discount rates (discussed above), health care cost trend rates, inflation rates, retirement rates, mortality rates, and other factors. The health care cost trend assumptions are developed based on historical cost data, the near-term outlook, and an assessment of likely long-term trends. Assumed inflation rates are based on an evaluation of external market indicators. Retirement and mortality rates are based primarily on actual plan experience. The discount rate we selected for determination of postretirement expense was 3.9% for fiscal 2013, 4.3% for fiscal 2012, and 5.4% for fiscal 2011. We have selected a weighted-average discount rate of 3.35% for determination of postretirement expense for fiscal 2014. A 25 basis point increase/decrease in our discount rate assumption as of the beginning of fiscal 2013 would not have resulted in a material change to postretirement expense for our plans. We have assumed the initial year increase in cost of health care to be 9.0%, with the trend rate decreasing to 5.0% by 2022. A one percentage point change in the assumed health care cost trend rate would have the following effects:

($ in millions)	One Percent Increase	One Percent Decrease
Effect on total service and interest cost	$0.7	$(0.6)
Effect on postretirement benefit obligation	20.2	(18.0)
We provide workers’ compensation benefits to our employees. The measurement of the liability for our cost of providing these benefits is largely based upon actuarial analysis of costs. One significant assumption we make is the discount rate used to calculate the present value of our obligation. The weighted-average discount rate used at May 26, 2013 was 2.44%. A 25 basis point increase/decrease in the discount rate assumption would not have a material impact on workers’ compensation expense.
Business Combinations, Impairment of Long-Lived Assets (including property, plant and equipment), Identifiable Intangible Assets, and Goodwill—We use the acquisition method in accounting for acquired businesses. Under the acquisition method, our financial statements reflect the operations of an acquired business starting from the completion of the acquisition. The assets acquired and liabilities assumed are recorded at their respective estimated fair values at the date of the acquisition. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Significant judgment is often required in estimating the fair value of assets acquired, particularly intangible assets. As a result, in the case of significant acquisitions we normally obtain the assistance of third-party valuation specialists in estimating fair values of tangible and intangible assets. The fair value estimates are based on available historical information and on expectations and assumptions about the future, considering the perspective of marketplace participants. While management believes those expectations and assumptions are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.
Determining the useful lives of intangible assets also requires management judgment. Certain brand intangibles are expected to have indefinite lives based on their history and our plans to continue to support and build the acquired brands, while other acquired intangible assets (e.g. customer relationships) are expected to have determinable useful lives. Our estimates of the useful lives of determinable-lived intangibles are primarily based upon historical experience, the competitive and macroeconomic environment, and our operating plans. The costs of determinable-lived intangibles are amortized to expense over their estimated life.
We reduce the carrying amounts of long-lived assets, identifiable intangible assets, and goodwill to their fair values when the fair value of such assets is determined to be less than their carrying amounts (i.e., assets are deemed to be impaired). Fair value is typically estimated using a discounted cash flow analysis, which requires us to estimate the future cash flows anticipated to be generated by the particular asset being tested for impairment as well as to select a discount rate to measure the present value of the anticipated cash flows. When determining future cash flow estimates, we consider historical results adjusted to reflect current and anticipated operating conditions. Estimating future cash flows requires significant judgment by management in such areas as future economic conditions, industry-specific conditions, product pricing, and necessary capital expenditures. The use of different assumptions or estimates for future cash flows could produce different impairment amounts (or none at all) for long-lived assets and identifiable intangible assets.
In the third quarter of fiscal 2013, in conjunction with management's annual review of intangible assets, we adopted new guidance for testing intangibles for impairment (see Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements). In assessing other intangible assets not subject to amortization for impairment, we have the option to perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of such an intangible asset is less than its carrying amount. If we determine that it is not more likely than not that the fair value of such an intangible asset is less than its carrying amount, then we are not required to perform any additional tests for assessing intangible assets for impairment. However, if we conclude otherwise or elect not to perform the qualitative assessment, then we are required to perform a quantitative impairment test that involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
If we determine to perform a quantitative impairment test, we utilize a “relief from royalty” methodology in evaluating impairment of our indefinite lived brands/trademarks. The methodology determines the fair value of each brand through use of a discounted cash flow model that incorporates an estimated “royalty rate” we would be able to charge a third party for the use of the particular brand. When determining the future cash flow estimates, we must estimate future net sales and a fair market royalty rate for each applicable brand and an appropriate discount rate to measure the present value of the anticipated cash flows. Estimating future net sales requires significant judgment by management in such areas as future economic conditions, product pricing, and consumer trends. In determining an appropriate discount rate to apply to the estimated future cash flows, we consider the current interest rate environment and our estimated cost of capital. Except in the case of recently acquired identifiable intangible assets, as the calculated fair value of our other identifiable intangible assets generally significantly exceeds the carrying value of these assets, a one percentage point increase in the discount rate assumptions used to estimate the fair values of our other identifiable intangible assets would not result in a material impairment charge.
In fiscal 2013, we elected to perform a quantitative impairment test for indefinite lived intangibles acquired prior to the third quarter of fiscal 2012. The results of the quantitative test did not result in any impairment of intangibles because the fair values exceeded their respective carrying values.
For indefinite lived intangible assets acquired subsequent to the second quarter of fiscal 2012, a qualitative impairment test was performed which included an assessment, in light of current events and circumstances, of the assumptions and inputs used in determining the initial intangible asset values. The results of the qualitative test did not result in any impairment.
Goodwill is tested annually for impairment of value and whenever events or changes in circumstances indicate the carrying amount of the asset may be impaired. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include deterioration in general economic conditions, adverse changes in the markets in which an entity operates, increases in input costs that have negative effects on earnings and cash flows, or a trend of negative or declining cash flows over multiple periods, among others. The fair value that could be realized in an actual transaction may differ from that used to evaluate the impairment of goodwill.
In testing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If we elect to perform a qualitative assessment and determine that an impairment is more likely than not, we are then required to perform a quantitative impairment test, otherwise no further analysis is required. We also may elect not to perform the qualitative assessment and, instead, proceed directly to the quantitative impairment test
Under the qualitative assessment, various events and circumstances that would affect the estimated fair value of a reporting unit are identified (similar to impairment indicators above). Furthermore, management considers the results of the most recent two-step quantitative impairment test completed for a reporting unit and compares the weighted average cost of capital between the current and prior years for each reporting unit.
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
In fiscal 2013, we elected to perform a quantitative impairment test for goodwill. The results of the quantitative test did not result in any impairment of goodwill because the fair values of each of our reporting units exceeded their respective carrying values.

FORWARD-LOOKING STATEMENTS
This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current views and assumptions of future events and financial performance and are subject to uncertainty and changes in circumstances. We undertake no responsibility for updating these statements. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These factors include, among other things: our ability to realize the synergies and benefits contemplated by the acquisition of Ralcorp and our ability to promptly and effectively integrate the business of Ralcorp; the timing to consummate the potential joint venture combining the flour milling businesses of ConAgra Foods, Cargill, and CHS and our ability to realize synergies and benefits contemplated by the potential joint venture; availability and prices of raw materials, including any negative effects caused by inflation or adverse weather conditions; the effectiveness of our product pricing, including any pricing actions and promotional changes; future economic circumstances; industry conditions; our ability to execute our operating and restructuring plans; the success of our innovation, marketing, including increased marketing investments, and cost-saving initiatives; the competitive environment and related market conditions; operating efficiencies; the ultimate impact of any product recalls; access to capital; actions of governments and regulatory factors affecting our businesses, including the Patient Protection and Affordable Care Act; the amount and timing of repurchases of our common stock and debt, if any; and other risks described in our reports filed with the Securities and Exchange Commission. We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The principal market risks affecting us during fiscal 2013 and 2012 were exposures to price fluctuations of commodity and energy inputs, interest rates, and foreign currencies. These fluctuations impacted all reporting segments.
Commodity Market Risk
We purchase commodity inputs such as wheat, corn, oats, soybean meal, soybean oil, meat, dairy products, sugar, natural gas, electricity, and packaging materials to be used in our operations. These commodities are subject to price fluctuations that may create price risk. We enter into commodity hedges to manage this price risk using physical forward contracts or derivative instruments. We have policies governing the hedging instruments our businesses may use. These policies include limiting the dollar risk exposure for each of our businesses. We also monitor the amount of associated counter-party credit risk for all non-exchange-traded transactions. To a lesser extent, we engage in wheat trading activities in the milling operations of our Commercial Foods segment. These trading activities are limited in terms of maximum dollar exposure, as measured by a dollars-at-risk methodology and monitored to ensure compliance.
Interest Rate Risk
From time to time, we use interest rate swaps to manage the effect of interest rate changes on the fair value of our existing debt as well as the forecasted interest payments for the anticipated issuance of debt. During fiscal 2010, we entered into interest rate swap contracts used to effectively convert the interest rates of certain outstanding debt instruments from fixed to variable. During fiscal 2011, we terminated these interest rate swap contracts. As a result of this termination, we received proceeds of $31.5 million. The cumulative adjustment to the fair value of the debt instruments that were hedged, $34.8 million, was included in long-term debt and is being amortized as a reduction of interest expense over the remaining lives of the debt instruments (through fiscal 2014). At May 26, 2013, the unamortized amount was $8.5 million.
During fiscal 2011, we entered into interest rate swap contracts to hedge the interest rate risk related to our forecasted issuance of long-term debt in 2014 (based on the anticipated refinancing of the senior long-term debt maturing at that time). The net notional amount of these interest rate derivatives at May 26, 2013 was $500.0 million. The maximum potential loss associated with these interest rate swap contracts from a hypothetical decrease of 1% in interest rates is approximately $133.4 million. Any such gain or loss, to the extent the hedge was effective, would be deferred in accumulated other comprehensive income and recognized in earnings over the life of the forecasted interest payments associated with the anticipated debt refinancing. At May 26, 2013, we had recognized an unrealized loss of $104.5 million in accumulated other comprehensive income for these derivative instruments.
As of May 26, 2013 and May 27, 2012, the fair value of our long term debt (including current installments) was estimated at $10.2 billion and $3.5 billion, respectively, based on current market rates provided primarily by outside investment advisors. As of May 26, 2013 and May 27, 2012, a one percentage point increase in interest rates would decrease the fair value of our long term debt by approximately $630.3 million and $210.8 million, respectively, while a 1% decrease in interest rates would increase the fair value of our long term debt by approximately $706.5 million and $234.6 million, respectively.
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
Value-at-Risk (VaR)
We employ various tools to monitor our derivative risk, including value-at-risk ("VaR") models. We perform simulations using historical data to estimate potential losses in the fair value of current derivative positions. We use price and volatility information for the prior 90 days in the calculation of VaR that is used to monitor our daily risk. The purpose of this measurement is to provide a single view of the potential risk of loss associated with derivative positions at a given point in time based on recent changes in market prices. Our model uses a 95% confidence level. Accordingly, in any given one day time period, losses greater than the amounts included in the table below are expected to occur only 5% of the time. We include commodity swaps, futures, and options and foreign exchange forwards, swaps, and options in this calculation. The following table provides an overview of our average daily VaR for our energy, agriculture, and other commodities for fiscal years 2013 and 2012, as well as the average daily foreign exchange VaR. Other commodities below consist primarily of forward and option contracts for a commodities index, the market price of which is closely correlated with that of our commodity inputs. This index includes items such as agricultural commodities, energy commodities, and metals. The other commodities category below may also include items such as packaging and/or livestock.

	Fair Value Impact
In Millions	Average During the Fiscal Year Ended May 26, 2013	Average During the Fiscal Year Ended May 27, 2012
Processing Activities
Energy commodities	$2.1	$2.3
Agriculture commodities	$3.5	$3.7
Other commodities	$4.7	$2.2
Foreign exchange	$1.3	$1.4
Trading Activities
Agriculture commodities	$0.3	$0.2

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ConAgra Foods, Inc. and Subsidiaries
Consolidated Statements of Earnings
(in millions, except per share amounts)

	For the Fiscal Years Ended May
	2013	2012	2011
Net sales	$15,491.4	$13,367.9	$12,386.1
Costs and expenses:
Cost of goods sold	11,931.4	10,555.1	9,483.5
Selling, general and administrative expenses	2,135.6	1,983.6	1,499.0
Interest expense, net	275.6	204.0	177.5
Income from continuing operations before income taxes and equity method investment earnings	1,148.8	625.2	1,226.1
Income tax expense	400.2	195.8	421.6
Equity method investment earnings	37.5	44.9	26.4
Income from continuing operations	786.1	474.3	830.9
Income (loss) from discontinued operations, net of tax	—	0.1	(11.5)
Net income	$786.1	$474.4	$819.4
Less: Net income attributable to noncontrolling interests	12.2	6.5	1.8
Net income attributable to ConAgra Foods, Inc.	$773.9	$467.9	$817.6
Earnings per share — basic
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$1.88	$1.13	$1.92
Loss from discontinued operations attributable to ConAgra Foods, Inc. common stockholders	—	—	(0.02)
Net income attributable to ConAgra Foods, Inc. common stockholders	$1.88	$1.13	$1.90
Earnings per share — diluted
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$1.85	$1.12	$1.90
Loss from discontinued operations attributable to ConAgra Foods, Inc. common stockholders	—	—	(0.02)
Net income attributable to ConAgra Foods, Inc. common stockholders	$1.85	$1.12	$1.88
The accompanying Notes are an integral part of the consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in millions)

	For the Fiscal Years Ended May
	2013	2012	2011
Net income	$786.1	$474.4	$819.4
Other comprehensive income (loss):
Net derivative adjustment, net of tax	32.8	(89.1)	(7.2)
Unrealized gains (losses) on available-for-sale securities, net of tax	0.2	(0.1)	(0.1)
Currency translation adjustment:
Unrealized translation gains (losses)	2.1	(62.4)	47.3
Reclassification adjustment for losses (gains) included in net income	—	6.0	(1.6)
Pension and postretirement healthcare liabilities, net of tax	67.2	(66.7)	23.6
Comprehensive income	888.4	262.1	881.4
Comprehensive income attributable to noncontrolling interests	11.5	2.1	1.8
Comprehensive income attributable to ConAgra Foods, Inc.	$876.9	$260.0	$879.6
The accompanying Notes are an integral part of the consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)

	May 26, 2013	May 27, 2012
ASSETS
Current assets
Cash and cash equivalents	$183.9	$103.0
Receivables, less allowance for doubtful accounts 0020331A1:C1A1C1of $7.6 and $5.9	1,286.2	924.8
Inventories	2,394.1	1,869.6
Prepaid expenses and other current assets	515.6	321.4
Total current assets	4,379.8	3,218.8
Property, plant and equipment
Land and land improvements	267.2	202.1
Buildings, machinery and equipment	5,722.9	4,729.2
Furniture, fixtures, office equipment and other	900.8	905.2
Construction in progress	335.6	159.2
	7,226.5	5,995.7
Less accumulated depreciation	(3,367.3)	(3,253.8)
Property, plant and equipment, net	3,859.2	2,741.9
Goodwill	8,450.7	4,015.4
Brands, trademarks and other intangibles, net	3,422.1	1,191.5
Other assets	293.5	274.3
	$20,405.3	$11,441.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable	$185.0	$40.0
Current installments of long-term debt	517.9	38.1
Accounts payable	1,501.6	1,190.3
Accrued payroll	287.2	177.2
Other accrued liabilities	909.6	779.6
Total current liabilities	3,401.3	2,225.2
Senior long-term debt, excluding current installments	8,691.0	2,662.7
Subordinated debt	195.9	195.9
Other noncurrent liabilities	2,754.1	1,822.1
Total liabilities	15,042.3	6,905.9
Commitments and contingencies (Note 18)
Common stockholders' equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 567,907,172	2,839.7	2,839.7
Additional paid-in capital	1,006.2	901.5
Retained earnings	5,129.5	4,765.1
Accumulated other comprehensive loss	(196.1)	(299.1)
Less treasury stock, at cost, 0020331A1:C1A1C1148,442,086 and 160,294,748 common shares	(3,514.9)	(3,767.7)
Total ConAgra Foods, Inc. common stockholders' equity	5,264.4	4,439.5
Noncontrolling interests	98.6	96.5
Total stockholders' equity	5,363.0	4,536.0
	$20,405.3	$11,441.9
The accompanying Notes are an integral part of the consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Consolidated Statements of Common Stockholders' Equity
(in millions, except share data)

	ConAgra Foods, Inc. Stockholders’ Equity
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at May 30, 2010	567.9	$2,839.7	$897.5	$4,253.2	$(153.2)	$(2,945.1)	$5.0	$4,897.1
Stock option and incentive plans			3.5	(0.4)		101.9		105.0
Currency translation adjustment, net of reclassification adjustment					45.7			45.7
Repurchase of common shares						(825.0)		(825.0)
Unrealized loss on securities					(0.1)			(0.1)
Derivative adjustment, net of reclassification adjustment					(7.2)			(7.2)
Activities of noncontrolling interests			(1.9)				2.0	0.1
Pension and postretirement healthcare benefits					23.6			23.6
Dividends declared on common stock; $0.89 per share				(380.1)				(380.1)
Net income attributable to ConAgra Foods, Inc.				817.6				817.6
Balance at May 29, 2011	567.9	2,839.7	899.1	4,690.3	(91.2)	(3,668.2)	7.0	4,676.7
Stock option and incentive plans			3.9	(1.3)		252.9		255.5
Currency translation adjustment, net of reclassification adjustment					(52.0)		(4.4)	(56.4)
Repurchase of common shares						(352.4)		(352.4)
Unrealized loss on securities					(0.1)			(0.1)
Derivative adjustment, net of reclassification adjustment					(89.1)			(89.1)
Acquisition of majority interest in ATFL							92.6	92.6
Activities of noncontrolling interests			(1.5)				1.3	(0.2)
Pension and postretirement healthcare benefits					(66.7)			(66.7)
Dividends declared on common stock; $0.95 per share				(391.8)				(391.8)
Net income attributable to ConAgra Foods, Inc.				467.9				467.9
Balance at May 27, 2012	567.9	2,839.7	901.5	4,765.1	(299.1)	(3,767.7)	96.5	4,536.0
Stock option and incentive plans			56.2	(2.2)		278.7		332.7
Currency translation adjustment					2.8		(0.7)	2.1
Issuance of treasury shares			50.1			219.1		269.2
Repurchase of common shares						(245.0)		(245.0)
Unrealized gain on securities					0.2			0.2
Derivative adjustment, net of reclassification adjustment					32.8			32.8
Activities of noncontrolling interests			(1.6)				2.8	1.2
Pension and postretirement healthcare benefits					67.2			67.2
Dividends declared on common stock; $0.99 per share				(407.3)				(407.3)
Net income attributable to ConAgra Foods, Inc.				773.9				773.9
Balance at May 26, 2013	567.9	$2,839.7	$1,006.2	$5,129.5	$(196.1)	$(3,514.9)	$98.6	$5,363.0
The accompanying Notes are an integral part of the consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

	For the Fiscal Years Ended May
	2013	2012	2011
Cash flows from operating activities:
Net income	$786.1	$474.4	$819.4
Income (loss) from discontinued operations	—	0.1	(11.5)
Income from continuing operations	786.1	474.3	830.9
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	445.2	371.8	360.9
Asset impairment charges	20.2	8.6	19.8
Insurance recoveries recognized related to Garner accident	—	—	(109.4)
Receipts from insurance carriers related to Garner accident	—	—	64.5
Gain on acquisition of controlling interest in Agro Tech Foods Ltd.	—	(58.7)	—
Earnings of affiliates in excess of distributions	(11.1)	(17.6)	(13.1)
Proceeds from settlement of interest rate swaps	—	—	31.5
Share-based payments expense	67.4	41.8	44.8
Receipt of interest on payment-in-kind notes earned in prior years	—	—	102.8
Gain on collection of payment-in-kind notes	—	—	(25.0)
Contributions to pension plans	(19.8)	(326.4)	(129.4)
Pension expense	23.5	421.8	54.0
Other items	2.5	5.3	(36.3)
Change in operating assets and liabilities excluding effects of business acquisitions and dispositions:
Accounts receivable	(73.1)	(4.3)	2.8
Inventory	21.1	14.9	(190.7)
Deferred income taxes and income taxes payable, net	124.7	(6.8)	263.8
Prepaid expenses and other current assets	(22.0)	5.5	7.9
Accounts payable	6.9	82.1	185.0
Accrued payroll	109.9	48.4	(139.2)
Other accrued liabilities	(69.3)	(11.0)	14.4
Net cash flows from operating activities — continuing operations	1,412.2	1,049.7	1,340.0
Net cash flows from operating activities — discontinued operations	—	2.3	12.3
Net cash flows from operating activities	1,412.2	1,052.0	1,352.3
Cash flows from investing activities:
Additions to property, plant and equipment	(458.7)	(336.7)	(466.2)
Sale of property, plant and equipment	18.0	9.7	18.9
Receipts from insurance carriers related to Garner accident	—	—	18.0
Purchase of businesses, net of cash acquired	(5,018.8)	(635.2)	(131.1)
Purchase of intangible assets	(4.8)	(62.5)	(18.0)
Purchase of secured loan	—	(39.6)	—
Proceeds from collection of payment-in-kind notes	—	—	412.5
Investment in equity method investee	(1.5)	—	—
Net cash flows from investing activities - continuing operations	(5,465.8)	(1,064.3)	(165.9)
Net cash flows from investing activities - discontinued operations	—	—	254.8
Net cash flows from investing activities	(5,465.8)	(1,064.3)	88.9
Cash flows from financing activities:
Net short-term borrowings	145.0	40.0	—
Issuance of long-term debt	6,217.7	—	—
Debt issuance costs	(56.6)	—	—
Repayment of long-term debt	(2,074.0)	(363.6)	(294.3)
Issuance of ConAgra Foods, Inc. common shares	269.2	—	—
Repurchase of ConAgra Foods, Inc. common shares	(245.0)	(352.4)	(825.0)
Cash dividends paid	(400.7)	(388.6)	(374.5)
Exercise of stock options and issuance of other stock awards	274.4	213.2	59.7
Other items	3.0	1.8	2.1
Net cash flows from financing activities - continuing operations	4,133.0	(849.6)	(1,432.0)
Net cash flows from financing activities - discontinued operations	—	—	(0.1)
Net cash flows from financing activities	4,133.0	(849.6)	(1,432.1)
Effect of exchange rate changes on cash and cash equivalents	1.5	(7.5)	10.1
Net change in cash and cash equivalents	80.9	(869.4)	19.2
Cash and cash equivalents at beginning of year	103.0	972.4	953.2
Cash and cash equivalents at end of year	$183.9	$103.0	$972.4
The accompanying Notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements
Fiscal Years Ended May 26, 2013, May 27, 2012, and May 29, 2011
(columnar dollars in millions, except per share amounts)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Fiscal Year — The fiscal year of ConAgra Foods, Inc. (“ConAgra Foods”, “Company”, “we”, “us”, or “our”) ends the last Sunday in May. The fiscal years for the consolidated financial statements presented consist of 52-week periods for fiscal years 2013, 2012, and 2011.
Basis of Consolidation — The consolidated financial statements include the accounts of ConAgra Foods, Inc. and all majority-owned subsidiaries. In addition, the accounts of all variable interest entities for which we have been determined to be the primary beneficiary are included in our consolidated financial statements from the date such determination is made. All significant intercompany investments, accounts, and transactions have been eliminated.
Investments in Unconsolidated Affiliates — The investments in, and the operating results of, 50%-or-less-owned entities not required to be consolidated are included in the consolidated financial statements on the basis of the equity method of accounting or the cost method of accounting, depending on specific facts and circumstances.
We review our investments in unconsolidated affiliates for impairment whenever events or changes in business circumstances indicate that the carrying amount of the investments may not be fully recoverable. Evidence of a loss in value that is other than temporary includes, but is not limited to, the absence of an ability to recover the carrying amount of the investment, the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment, or, where applicable, estimated sales proceeds which are insufficient to recover the carrying amount of the investment. Management’s assessment as to whether any decline in value is other than temporary is based on our ability and intent to hold the investment and whether evidence indicating the carrying value of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Management generally considers our investments in equity method investees to be strategic long-term investments. Therefore, management completes its assessments with a long-term viewpoint. If the fair value of the investment is determined to be less than the carrying value and the decline in value is considered to be other than temporary, an appropriate write-down is recorded based on the excess of the carrying value over the best estimate of fair value of the investment.
Cash and Cash Equivalents — Cash and all highly liquid investments with an original maturity of three months or less at the date of acquisition, including short-term time deposits and government agency and corporate obligations, are classified as cash and cash equivalents.
Inventories — We principally use the lower of cost (determined using the first-in, first-out method) or market for valuing inventories other than merchandisable agricultural commodities. Grain and flour inventories are principally stated at market value.
Property, Plant and Equipment — Property, plant and equipment are carried at cost. Depreciation has been calculated using the straight-line method over the estimated useful lives of the respective classes of assets as follows:

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
Goodwill and Other Identifiable Intangible Assets — Goodwill and other identifiable intangible assets with indefinite lives (e.g., brands or trademarks) are not amortized and are tested annually for impairment of value and whenever events or changes in circumstances indicate the carrying amount of the asset may be impaired. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include deterioration in general economic conditions, adverse changes in the markets in which an entity operates, increases in input costs that have negative effects on earnings and cash

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2013, May 27, 2012, and May 29, 2011
(columnar dollars in millions except per share amounts)

flows, or a trend of negative or declining cash flows over multiple periods, among others. The fair value that could be realized in an actual transaction may differ from that used to evaluate the impairment of goodwill and other intangible assets.
In testing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If we elect to perform a qualitative assessment and determine that an impairment is more likely than not, we are then required to perform a quantitative impairment test, otherwise no further analysis is required. We also may elect not to perform the qualitative assessment and, instead, proceed directly to the quantitative impairment test.
Under the goodwill qualitative assessment, various events and circumstances that would affect the estimated fair value of a reporting unit are identified (similar to impairment indicators above). Furthermore, management considers the results of the most recent two-step quantitative impairment test completed for a reporting unit and compares the weighted average cost of capital between the current and prior years for each reporting unit.
Under the goodwill two-step quantitative impairment test, the evaluation of impairment involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. The first step of the test compares the carrying value of a reporting unit, including goodwill, with its fair value. We estimate the fair value using level 3 inputs as defined by the fair value hierarchy. Refer to Note 21 for the definition of the levels in the fair value hierarchy. The inputs used to calculate the fair value include a number of subjective factors, such as estimates of future cash flows, estimates of our future cost structure, discount rates for our estimated cash flows, required level of working capital, assumed terminal value, and time horizon of cash flow forecasts. If the carrying value of a reporting unit exceeds its fair value, we complete the second step of the test to determine the amount of goodwill impairment loss to be recognized. In the second step, we estimate an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill (including any unrecognized intangible assets). The impairment loss is equal to the excess of the carrying value of the goodwill over the implied fair value of that goodwill.
In fiscal 2013, we elected to perform a quantitative impairment test. The results of the quantitative test did not result in any impairment of goodwill because the fair values of each of our reporting units exceeded their respective carrying values.
In fiscal 2013, new accounting guidance was issued for testing other intangibles for impairment. The guidance provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of such an intangible asset is less than its carrying amount. If we determine that it is not more likely than not that the fair value of such an intangible asset is less than its carrying amount, then we are not required to perform any additional tests for assessing intangible assets for impairment. However, if we conclude otherwise or elect not to perform the qualitative assessment, then we are required to perform a quantitative impairment test that involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
In fiscal 2013, we elected to perform a quantitative impairment test for other intangible assets not subject to amortization that were acquired prior to the third quarter of fiscal 2012. The estimates of fair value of intangible assets not subject to amortization are determined using a “relief from royalty” methodology, which is used in estimating the fair value of our brands/trademarks. Discount rate assumptions are based on an assessment of the risk inherent in the projected future cash flows generated by the respective intangible assets. Also subject to judgment are assumptions about royalty rates. The results of the quantitative test did not result in any impairment of intangible assets not subject to amortization because the fair values of each of our brands/trademarks exceeded their respective carrying values. For other intangible assets acquired subsequent to the second quarter of fiscal 2012, a qualitative impairment test was performed which included an assessment, in light of current events and circumstances, of the assumptions and inputs used in determining the initial intangible asset values. The results of the qualitative test did not result in any impairment.
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
Fair Values of Financial Instruments — Unless otherwise specified, we believe the carrying value of financial instruments approximates their fair value.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2013, May 27, 2012, and May 29, 2011
(columnar dollars in millions except per share amounts)

Environmental Liabilities — Environmental liabilities are accrued when it is probable that obligations have been incurred and the associated amounts can be reasonably estimated. We use third-party specialists to assist management in appropriately measuring the obligations associated with environmental liabilities. Such liabilities are adjusted as new information develops or circumstances change. We do not discount our environmental liabilities as the timing of the anticipated cash payments is not fixed or readily determinable. Management’s estimate of our potential liability is independent of any potential recovery of insurance proceeds or indemnification arrangements. We do not reduce our environmental liabilities for potential insurance recoveries.
Employment-Related Benefits — Employment-related benefits associated with pensions, postretirement health care benefits, and workers’ compensation are expensed as such obligations are incurred. The recognition of expense is impacted by estimates made by management, such as discount rates used to value these liabilities, future health care costs, and employee accidents incurred but not yet reported. We use third-party specialists to assist management in appropriately measuring the obligations associated with employment-related benefits.
We recognize changes in the fair value of pension plan assets and net actuarial gains or losses in excess of 10% of the greater of the market-related value of plan assets or the plan’s projected benefit obligation (“the corridor”) in current period expense annually as of our measurement date, which is our fiscal year-end, or when measurement is required otherwise under generally accepted accounting principles.
Revenue Recognition — Revenue is recognized when title and risk of loss are transferred to customers upon delivery based on terms of sale and collectability is reasonably assured. Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts, trade allowances, and returns of damaged and out-of-date products. Changes in the market value of inventories of merchandisable agricultural commodities, the fair values of forward cash purchase and sales contracts, and exchange-traded futures and options contracts are recognized in earnings immediately.
Shipping and Handling — Amounts billed to customers related to shipping and handling are included in net sales. Shipping and handling costs are included in cost of goods sold.
Marketing Costs — We promote our products with advertising, consumer incentives, and trade promotions. Such programs include, but are not limited to, discounts, coupons, rebates, and volume-based incentives. Advertising costs are expensed as incurred. Consumer incentives and trade promotion activities are recorded as a reduction of revenue or as a component of cost of goods sold based on amounts estimated as being due to customers and consumers at the end of the period, based principally on historical utilization and redemption rates. Advertising and promotion expenses totaled $474.0 million, $364.5 million, and $371.9 million in fiscal 2013, 2012, and 2011, respectively, and are included in selling, general and administrative expenses.
Research and Development — We incurred expenses of $93.1 million, $86.0 million, and $81.4 million for research and development activities in fiscal 2013, 2012, and 2011, respectively.
Comprehensive Income — Comprehensive income includes net income, currency translation adjustments, certain derivative-related activity, changes in the value of available-for-sale investments, and changes in prior service cost and net actuarial gains (losses) from pension (for amounts not in excess of the 10% “corridor”) and postretirement health care plans. We generally deem our foreign investments to be essentially permanent in nature and we do not provide for taxes on currency translation adjustments arising from converting the investment denominated in a foreign currency to U.S. dollars. When we determine that a foreign investment, as well as undistributed earnings, are no longer permanent in nature, estimated taxes are provided for the related deferred tax liability (asset), if any, resulting from currency translation adjustments. We reclassified $6.0 million of foreign currency translation losses to net income in fiscal 2012 due to our acquisition of a majority interest in Agro Tech Foods Limited ("ATFL") in India and the related remeasurement of our previously held noncontrolling equity interest in ATFL to fair value (see Note 2). We reclassified $1.6 million of foreign currency translation net gains to net income due to the disposal or substantial liquidation of foreign subsidiaries in fiscal 2011.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2013, May 27, 2012, and May 29, 2011
(columnar dollars in millions except per share amounts)

The following is a rollforward of the balances in accumulated other comprehensive income (loss), net of tax (except for currency translation adjustment):

	Currency Translation Adjustment, Net of Reclassification Adjustments	Net Derivative Adjustment, Net of Reclassification Adjustments	Unrealized Gain (Loss) on Available- For-Sale Securities, Net of Reclassification Adjustments	Pension and Postretirement Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at May 30, 2010	$48.9	$(1.0)	$(1.2)	$(199.9)	$(153.2)
Current-period change	45.7	(7.2)	(0.1)	23.6	62.0
Balance at May 29, 2011	94.6	(8.2)	(1.3)	(176.3)	(91.2)
Current-period change	(52.0)	(89.1)	(0.1)	(66.7)	(207.9)
Balance at May 27, 2012	42.6	(97.3)	(1.4)	(243.0)	(299.1)
Current-period change	2.8	32.8	0.2	67.2	103.0
Balance at May 26, 2013	$45.4	$(64.5)	$(1.2)	$(175.8)	$(196.1)
The following details the income tax expense (benefit) on components of other comprehensive income (loss):

	2013	2012	2011
Net derivative adjustment	$19.3	$(52.7)	$(4.2)
Unrealized gains (losses) on available-for-sale securities	0.1	(0.1)	(0.1)
Pension and postretirement healthcare liabilities	42.0	(35.4)	15.8
	$61.4	$(88.2)	$11.5
Foreign Currency Transaction Gains and Losses — We recognized net foreign currency transaction gains (losses) from continuing operations of $(0.1) million, $(3.9) million, and $3.9 million in fiscal 2013, 2012, and 2011, respectively, in selling, general and administrative expenses.
Business Combinations — We use the acquisition method in accounting for acquired businesses. Under the acquisition method, our financial statements reflect the operations of an acquired business starting from the completion of the acquisition. The assets acquired and liabilities assumed are recorded at their respective estimated fair values at the date of the acquisition. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill.
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
Recently Issued Accounting Standards — In February 2013, the FASB issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds additional disclosure requirements for items reclassified out of accumulated other comprehensive income. This ASU will be effective for the first interim reporting period in fiscal 2014.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2013, May 27, 2012, and May 29, 2011
(columnar dollars in millions except per share amounts)

2. ACQUISITIONS
On January 29, 2013, we acquired Ralcorp Holdings, Inc. ("Ralcorp"), which is now a wholly-owned subsidiary of ConAgra Foods. Pursuant to the Agreement and Plan of Merger dated as of November 26, 2012 (the "Merger Agreement") among Ralcorp, ConAgra Foods, and Phoenix Acquisition Sub Inc., a wholly-owned subsidiary of ConAgra Foods, each outstanding share of Ralcorp common stock was converted into the right to receive $90.00 in cash, without interest. The total amount of consideration paid in connection with the acquisition was approximately $4.75 billion, net of cash acquired, plus assumed liabilities. We funded the merger consideration with existing cash on hand, borrowings under a new $1.5 billion senior unsecured Term Loan Facility with Bank of America, N.A., as administrative agent and a lender JP Morgan Chase Bank, N.A. as syndication agent and a lender and the other financial institutions party thereto (the "Term Loan Facility"), and net proceeds from the issuance of new senior notes and common stock. The Ralcorp business is reflected in two reporting segments: the Ralcorp Food Group segment and the Ralcorp Frozen Bakery Products segment.
The following table summarizes the initial estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The fair values of the assets and liabilities related to Ralcorp are subject to refinement as we complete our analyses relative to the fair values at the date of acquisition. Changes that have occurred since initial allocation have not been retrospectively applied, as the impact on reported results would not have been material.

January 29, 2013
Assets acquired:
Cash and cash equivalents	$320.7
Other current assets	917.4
Property, plant and equipment	1,009.0
Goodwill	4,350.5
Brands, trademarks and other intangibles	2,167.3
Other assets	27.8
Total assets acquired	$8,792.7
Liabilities assumed:
Current liabilities	$616.4
Noncurrent liabilities	3,103.5
Total liabilities assumed	$3,719.9
Net assets acquired	$5,072.8
As a result of the acquisition, we recognized a total of $4.35 billion of goodwill and $2.17 billion of brands, trademarks and other intangibles. Amortizable brands, trademarks and other intangibles totaled $2.03 billion. Indefinite lived brands, trademarks and other intangibles totaled $134.1 million. Of the total goodwill, $397.0 million is deductible for tax purposes. The allocation of goodwill to the Ralcorp Foods Group and Ralcorp Frozen Bakery Products segments is pending further analysis.
The results of operations of Ralcorp are reported in our consolidated financial statements from the date of acquisition and include $1.25 billion of net sales, of which $924.2 million are included in the Ralcorp Food Group and $329.9 million are included in the Ralcorp Frozen Bakery Products segments' financial results. Fiscal 2013 operating profit for Ralcorp Food Group and Ralcorp Frozen Bakery Products segments' was $85.4 million and $27.4 million, respectively.
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

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2013, May 27, 2012, and May 29, 2011
(columnar dollars in millions except per share amounts)

In May 2012, we acquired Odom's Tennessee Pride for $96.6 million in cash, plus assumed liabilities. The business manufactures Odom's Tennessee Pride® branded frozen breakfast products and other sausage products. Approximately $32.4 million of the purchase price was allocated to goodwill and $32.8 million was allocated to brands, trademarks and other intangibles. The amount allocated to goodwill is not deductible for tax purposes. This business is included in the Consumer Foods segment.
In March 2012, we acquired Del Monte Canada for $185.6 million in cash, plus assumed liabilities. The acquisition includes all Del Monte® branded packaged fruit, fruit snacks, and vegetable products in Canada, as well as Aylmer® brand tomato products. Approximately $44.7 million of the purchase price was allocated to goodwill and $80.9 million was allocated to brands, trademarks and other intangibles. The amount allocated to goodwill is not deductible for tax purposes. This business is included in the Consumer Foods segment.
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
The following unaudited pro forma financial information presents the combined results of operations as if the acquisitions of Ralcorp, National Pretzel Company, Del Monte Canada, Odom's Tennessee Pride, the Kangaroo Brands' pita chip operations, the P.F. Chang's and Bertolli brands' frozen meals business, and the majority interest in ATFL (collectively, the acquirees) had occurred at the beginning of the year acquired and the preceding year. The acquirees' pre-acquisition results have been added to ConAgra Foods' historical results. The pro forma results contained in the table below include adjustments for amortization of acquired intangibles and depreciation expense, as well as related income taxes.
The pro forma results exclude selling, general and administrative expenses for the transaction incurred by Ralcorp prior to the acquisition of $84.4 million, including items such as consultant fees, accelerated stock compensation, and other deal costs; selling, general and administrative expenses for the transaction incurred by ConAgra Foods of $71.4 million, including consultant fees, financing costs, and other deal costs; and cost of goods sold totaling $16.8 million in non-recurring expense related to the fair value of inventory adjustment at the date of acquisition.
These pro forma results may not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

	For the Fiscal Years Ended May
	2013	2012	2011
Pro forma net sales	$18,406.0	$18,364.3	$12,979.1
Pro forma net income from continuing operations	$841.9	$610.9	$873.6
Pro forma net income from continuing operations per share—basic	$2.05	$1.48	$2.03
Pro forma net income from continuing operations per share—diluted	$2.02	$1.46	$2.01

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2013, May 27, 2012, and May 29, 2011
(columnar dollars in millions except per share amounts)

3. RESTRUCTURING ACTIVITIES
Ralcorp Related Restructuring Plan
We are incurring costs in connection with actions taken due to the ongoing integration and restructuring of the recently acquired operations of Ralcorp (the "Ralcorp Related Restructuring Plan"). The plan is expected to include steps to, among other things, improve operational effectiveness and reduce costs, integrate headquarter functions across the organization, and optimize manufacturing assets and distribution networks, as a result of which we expect to incur material charges for exit and disposal activities under generally accepted accounting principles. At the time of the acquisition of Ralcorp, we anticipated that we would need to take restructuring actions in integrating Ralcorp and since that time have been evaluating, and continue to evaluate, such actions. We are currently unable, in good faith, to make a determination of an estimate of the total amount or range of amounts for each major type of cost expected to be incurred in connection with the Ralcorp Related Restructuring Plan, an estimate of the total amount or range of amounts expected to be incurred in connection with the Ralcorp Related Restructuring Plan, or an estimate of the amount or range of amounts of the charges that will result in future cash expenditures. We are also currently unable to determine the duration of the Ralcorp Related Restructuring Plan, but expect that the Ralcorp Related Restructuring Plan will be implemented over a multi-year period.
During fiscal 2013, we recognized the following pre-tax expenses for the Ralcorp Related Restructuring Plan:

	Corporate	Total
Multi-employer pension costs	$11.2	$11.2
Total cost of goods sold	11.2	11.2
Severance and related costs	17.2	17.2
Total selling, general and administrative expenses	17.2	17.2
Consolidated total	$28.4	$28.4
Included in the above results are $28.4 million of charges that have resulted or will result in cash outflows.
Liabilities recorded for the Ralcorp Related Restructuring Plan and changes therein for fiscal 2013 were as follows:

	Balance at May 27, 2012	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Changes in Estimates	Balance at May 26, 2013
Multi-employer pension costs	$—	$11.2	$—	$—	$11.2
Severance and related costs	—	17.2	—	—	17.2
Total	$—	$28.4	$—	$—	$28.4
Acquisition-related restructuring
We are incurring costs in connection with actions taken to attain synergies when integrating businesses acquired prior to the third quarter of fiscal 2013. These costs, collectively referred to as "acquisition-related exit costs", include severance and other costs associated with consolidating facilities and administrative functions. In connection with the acquisition-related exit costs, we expect to incur pre-tax cash and non-cash charges for severance, relocation, and other site closure costs of $14.3 million. At the end of fiscal 2013, the acquisition-related restructuring costs were substantially complete.
Included in the estimates of $14.3 million of charges are $10.2 million of charges that have resulted or will result in cash outflows and $4.1 million of non-cash charges.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2013, May 27, 2012, and May 29, 2011
(columnar dollars in millions except per share amounts)

During fiscal 2013, we recognized the following pre-tax expenses for acquisition-related exit costs:

	Consumer Foods	Corporate	Total
Accelerated depreciation of fixed assets	$(0.2)	$—	$(0.2)
Total cost of goods sold	(0.2)	—	(0.2)
Severance and related costs	4.7	—	4.7
Asset impairment	1.6	2.5	4.1
Other, net	0.9	—	0.9
Total selling, general and administrative expenses	7.2	2.5	9.7
Consolidated total	$7.0	$2.5	$9.5
We recognized the following cumulative (plan inception to May 26, 2013) pre-tax acquisition-related exit costs in our consolidated statement of earnings:

	Consumer Foods	Corporate	Total
Severance and related costs	$9.0	$—	$9.0
Asset impairment	1.6	2.5	4.1
Other, net	0.9	—	0.9
Total selling, general and administrative expenses	11.5	2.5	14.0
Consolidated total	$11.5	$2.5	$14.0
Liabilities recorded for acquisition-related restructuring and changes therein for fiscal 2013 were as follows:

	Balance at May 27, 2012	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Changes in Estimates	Balance at May 26, 2013
Severance and related costs	$4.3	$6.1	$(7.8)	$(1.4)	$1.2
Plan implementation costs	—	0.9	(0.6)	—	0.3
Total	$4.3	$7.0	$(8.4)	$(1.4)	$1.5
Administrative Efficiency Restructuring Plan
In August 2011, we made a decision to reorganize our Consumer Foods sales function and certain other administrative functions within our Commercial Foods and Corporate reporting segments. These actions, collectively referred to as the "Administrative Efficiency Plan", are intended to improve the efficiency and effectiveness of the affected sales and administrative functions. In connection with the Administrative Efficiency Plan, we have incurred approximately $18.7 million of pre-tax cash and non-cash charges, primarily for severance and costs of employee relocation. At the end of fiscal 2013, the Administrative Efficiency Plan was substantially complete.
We recognized the following pre-tax expenses associated with the Administrative Efficiency Plan in the fiscal 2012 to 2013 timeframe:

	Consumer Foods	Commercial Foods	Corporate	Total
Accelerated depreciation	$—	$—	$1.5	$1.5
Severance and related costs	7.1	—	2.2	9.3
Other, net	6.7	1.0	0.2	7.9
Total selling, general and administrative expenses	13.8	1.0	3.9	18.7
Consolidated total	$13.8	$1.0	$3.9	$18.7

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2013, May 27, 2012, and May 29, 2011
(columnar dollars in millions except per share amounts)

Included in the above results are $16.8 million of charges that have resulted or will result in cash outflows and $1.9 million of non-cash charges.
During fiscal 2013, we recognized the following pre-tax expenses associated with the Administrative Efficiency Plan:

	Consumer Foods	Corporate	Total
Accelerated depreciation	$—	$0.4	$0.4
Severance and related costs	0.9	—	0.9
Other, net	0.7	—	0.7
Total selling, general and administrative expenses	1.6	0.4	2.0
Consolidated total	$1.6	$0.4	$2.0
Liabilities recorded for the various initiatives and changes therein for fiscal 2013 under the Administrative Efficiency Plan were as follows:

	Balance at May 27, 2012	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Changes in Estimates	Balance at May 26, 2013
Severance and related costs	$2.1	$1.3	$(2.8)	$(0.2)	$0.4
Plan implementation costs	0.3	0.2	(0.5)	—	—
Total	$2.4	$1.5	$(3.3)	$(0.2)	$0.4
Network Optimization Plan
During the third quarter of fiscal 2011, our Board of Directors approved a plan designed to optimize our manufacturing and distribution networks. We refer to this plan as the "Network Optimization Plan". The Network Optimization Plan consists of projects that involve, among other things, the exit of certain manufacturing facilities, the disposal of underutilized manufacturing assets, and actions designed to optimize our distribution network. At the end of fiscal 2013, the Network Optimization Plan was substantially complete.
In connection with the Network Optimization Plan, we have incurred pre-tax cash and non-cash charges of $76.7 million. We have recognized expenses associated with the Network Optimization Plan, including but not limited to, impairments of property, plant and equipment, accelerated depreciation, severance and related costs, and plan implementation costs (e.g., consulting and employee relocation). We recognized the following pre-tax expenses associated with the Network Optimization Plan in the fiscal 2011 to fiscal 2013 timeframe:

	Consumer Foods	Commercial Foods	Corporate	Total
Accelerated depreciation	$22.5	$—	$—	$22.5
Inventory write-offs and related costs	7.5	0.4	—	7.9
Total cost of goods sold	30.0	0.4	—	30.4
Asset impairment	15.3	14.0	—	29.3
Net gains on sale of property, plant and equipment	(1.6)	—	—	(1.6)
Severance and related costs	7.7	0.1	—	7.8
Other, net	8.5	1.5	0.8	10.8
Total selling, general and administrative expenses	29.9	15.6	0.8	46.3
Consolidated total	$59.9	$16.0	$0.8	$76.7
Included in the above results are $17.9 million of charges that have resulted or will result in cash outflows and $58.8 million of non-cash charges.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2013, May 27, 2012, and May 29, 2011
(columnar dollars in millions except per share amounts)

During fiscal 2013, we recognized the following pre-tax expenses associated with the Network Optimization Plan:

	Consumer Foods	Corporate	Total
Accelerated depreciation	$2.0	$—	$2.0
Inventory write-offs and related costs	0.6	—	0.6
Total cost of goods sold	2.6	—	2.6
Asset impairment	1.4	—	1.4
Net gains on sale of property, plant and equipment	(1.0)	—	(1.0)
Severance and related costs	(1.8)	—	(1.8)
Other, net	2.3	0.8	3.1
Total selling, general and administrative expenses	0.9	0.8	1.7
Consolidated total	$3.5	$0.8	$4.3
Liabilities recorded for the various initiatives and changes therein for fiscal 2013 under the Network Optimization Plan were as follows:

	Balance at May 27, 2012	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Changes in Estimates	Balance at May 26, 2013
Severance and related costs	$7.0	$1.0	$(4.5)	$(3.3)	$0.2
Plan implementation costs	0.8	2.7	(3.5)	—	—
Total	$7.8	$3.7	$(8.0)	$(3.3)	$0.2
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
In connection with the 2010 plan, we incurred pre-tax cash and non-cash charges of $67.3 million cumulatively since inception, of which $2.6 million was recognized in fiscal 2012 and $25.7 million was recognized in fiscal 2011. By the end of fiscal 2012, the 2010 plan was complete.
Ralcorp Pre-acquisition Restructuring Plans
At the time of our acquisition of Ralcorp, management of Ralcorp had initiated certain activities designed to optimize Ralcorp's manufacturing and distribution networks. We refer to these actions and the related costs as "Ralcorp Pre-acquisition Restructuring Plans". The Ralcorp Pre-acquisition Restructuring Plans involve, among other things, the exit of certain manufacturing facilities, the disposal of underutilized manufacturing assets, and actions designed to optimize the Ralcorp distribution network. We expect to incur $3.2 million of charges that have resulted or will result in cash outflows associated with the Ralcorp Pre-acquisition Restructuring Plans. In fiscal 2013, we recognized charges of $1.3 million in relation to the Ralcorp Pre-acquisition Restructuring Plans. For activities initiated after our acquisition of Ralcorp, refer to the Ralcorp Related Restructuring Plan.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2013, May 27, 2012, and May 29, 2011
(columnar dollars in millions except per share amounts)

4. SENIOR LONG-TERM DEBT

	May 26, 2013	May 27, 2012
4.65% senior debt due January 2043	$1,000.0	$—
6.625% senior debt due August 2039 (including Ralcorp senior notes)	450.0	—
8.25% senior debt due September 2030	300.0	300.0
7.0% senior debt due October 2028	382.2	382.2
6.7% senior debt due August 2027	9.2	9.2
7.125% senior debt due October 2026	372.4	372.4
3.2% senior debt due January 2023	1,225.0	—
3.25% senior debt due September 2022	250.0	—
9.75% subordinated debt due March 2021	195.9	195.9
4.95% senior debt due August 2020 (including Ralcorp senior notes)	300.0	—
7.0% senior debt due April 2019	500.0	500.0
1.9% senior debt due January 2018	1,000.0	—
LIBOR plus 1.75% term loans due January 2018	900.0	—
2.1% senior debt due March 2018	250.0	—
5.819% senior debt due June 2017	500.0	500.0
1.3% senior debt due January 2016	750.0	—
1.35% senior debt due September 2015	250.0	—
5.875% senior debt due April 2014	500.0	500.0
2.00% to 9.59% lease financing obligations due on various dates through 2029	77.4	106.0
Other indebtedness	80.1	73.1
Total face value of debt	9,292.2	2,938.8
Unamortized fair value adjustment of senior debt in connection with Ralcorp	161.6	—
Unamortized discounts/premiums	(57.5)	(59.8)
Adjustment due to hedging activity	8.5	17.7
Less current installments	(517.9)	(38.1)
Total long-term debt	$8,886.9	$2,858.6
The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years following May 26, 2013, are as follows:

2014	$509.4
2015	85.3
2016	1,007.3
2017	16.2
2018	2,655.1
Lease financing obligations and other indebtedness included $30.1 million of debt of consolidated variable interest entities at May 27, 2012.
During the second quarter of fiscal 2013, we issued senior unsecured notes in an aggregate principal amount of $750.0 million. These notes were issued in three tranches of $250.0 million each: 1.35% senior notes due September 10, 2015; 2.10% senior notes due March 15, 2018; and 3.25% senior notes due September 15, 2022.
During the third quarter of fiscal 2013, in order to finance a portion of our acquisition of Ralcorp, we (i) issued new senior unsecured notes in an aggregate principal amount of $3.975 billion, (ii) issued new senior unsecured notes in an aggregate principal amount of $716.0 million in exchange for senior notes issued by Ralcorp, (iii) assumed senior notes issued by Ralcorp in an

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2013, May 27, 2012, and May 29, 2011
(columnar dollars in millions except per share amounts)

aggregate principal amount of $460.7 million, which were prepaid in the fourth quarter of fiscal 2013, and (iv) borrowed $1.5 billion under our new Term Loan Facility.
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

4.95% senior notes due August 2020 (2.92% effective interest rate)	$282.7
6.625% senior notes due August 2039 (4.86% effective interest rate)	433.3
Senior notes issued by Ralcorp in an aggregate principal amount of $33.9 million were not exchanged and remain outstanding, consisting of 4.95% senior notes issued by Ralcorp due August 15, 2020 in an aggregate principal amount of $17.2 million (with an effective interest rate of 2.83%) and 6.625% senior notes issued by Ralcorp due August 15, 2039 in an aggregate principal amount of $16.7 million (with an effective interest rate of 4.82%) (collectively, the "Ralcorp Notes"). The Ralcorp Notes are included in our consolidated balance sheet at May 26, 2013.
During the third quarter of fiscal 2013, we offered to purchase for cash any and all 7.29% senior notes due August 15, 2018 issued by Ralcorp, floating rate senior notes due August 15, 2018 issued by Ralcorp, and 7.39% senior notes due August 15, 2020 issued by Ralcorp, in a total aggregate principal amount of $664.5 million. Pursuant to this offer, we purchased senior notes issued by Ralcorp in a total aggregate principal amount of $631.5 million. Ralcorp's 7.29% senior notes due August 15, 2018 in an aggregate principal amount of $33.0 million were not tendered for purchase and remained outstanding (the "Ralcorp Discharged Notes"). During the third quarter of fiscal 2013, we paid $44.8 million, consisting of principal, interest, and contractual amounts payable, to the trustee of the Ralcorp Discharged Notes to satisfy and discharge the Ralcorp Discharged Notes. As of May 26, 2013, the Ralcorp Discharged Notes are not included in our consolidated balance sheet. We recognized a charge of $1.3 million as a cost of early retirement of debt.
Upon our acquisition of Ralcorp, we assumed senior notes issued by Ralcorp in an aggregate principal amount of $460.7 million (the "Ralcorp Callable Notes"), and gave notice of our intent to prepay them during the third quarter of fiscal 2013. During the fourth quarter of fiscal 2013, we prepaid the Ralcorp Callable Notes at the contractually determined value of $562.5 million. This did not result in a significant gain or loss.
During the third quarter of fiscal 2013, we borrowed $1.5 billion under our unsecured Term Loan Facility with a syndicate of banks. We are required to repay borrowings under the Term Loan Facility during the term of the facility in equal quarterly installments of 2.5% per quarter commencing on June 1, 2013, with the remainder of the borrowings to be paid on the maturity date of the facility, unless prepaid prior to such date in accordance with the terms of the Term Loan Facility. During the fourth quarter of fiscal 2013, we prepaid $600.0 million of the $1.5 billion borrowings and recognized a charge of $6.2 million as a cost of early retirement of debt. The Term Loan Facility matures on January 29, 2018. We elected to base the interest rate of the borrowings on LIBOR plus 1.75%. As of May 26, 2013, the total interest rate on our borrowings was 1.945%. Certain of our wholly-owned domestic subsidiaries may, under certain circumstances, be required to guarantee our obligations under the Term Loan Facility.
In connection with the aforementioned financing for the Ralcorp acquisition, we capitalized $52.1 million of debt issuance costs and recognized expense of $27.3 million in related fees during fiscal 2013.
During fiscal 2012, we repaid the entire principal balance of $342.7 million of our 6.75% senior notes, which were due September 15, 2011.
Our most restrictive debt agreements (the revolving credit facility and certain privately placed long-term debt) require that our consolidated funded debt not exceed 75% of our consolidated capital base, and that our fixed charges coverage ratio be greater than 1.75 to 1.0 on a four-quarter rolling basis. At May 26, 2013, we were in compliance with our debt covenants.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2013, May 27, 2012, and May 29, 2011
(columnar dollars in millions except per share amounts)

Net interest expense consists of:

	2013	2012	2011
Long-term debt	$284.0	$213.2	$231.1
Short-term debt	0.7	0.3	0.2
Interest income	(3.0)	(4.0)	(42.2)
Interest capitalized	(6.1)	(5.5)	(11.6)
	$275.6	$204.0	$177.5
Interest paid from continuing operations was $215.6 million, $211.9 million, and $231.7 million in fiscal 2013, 2012, and 2011, respectively.
Our net interest expense in fiscal 2013, 2012, and 2011 was reduced by $9.2 million, $9.9 million, and $14.5 million, respectively, due to the impact of the interest rate swap contracts entered into in fiscal 2010. The interest rate swaps effectively changed our interest rates on the senior long-term debt instruments maturing in fiscal 2012 and 2014 from fixed to variable. During the second quarter of fiscal 2011, we terminated the interest rate swap contracts and received proceeds of $31.5 million. The cumulative adjustment to the fair value of the debt instruments that were hedged (the effective portion of the hedge) is being amortized as a reduction of interest expense over the remaining lives of the debt instruments (through fiscal 2014). The reduction of interest expense in fiscal 2011 also includes the ineffectiveness portion of the interest rate swaps.
As a result of our acquisition of Ralcorp, the senior unsecured notes issued in exchange for senior notes issued by Ralcorp of $716.0 million and the senior notes issued by Ralcorp that remain outstanding of $33.9 million were recorded at fair value. The combined fair value adjustment on these notes was $163.8 million and is being amortized within interest expense over the life of the respective notes.
5. CREDIT FACILITIES AND BORROWINGS
At May 26, 2013, we had a $1.50 billion multi-year revolving credit facility with a syndicate of financial institutions that matures in September 2016. The multi-year facility has historically been used principally as a back-up facility for our commercial paper program. As of May 26, 2013, there were no outstanding borrowings under the credit facility. Borrowings under the multi-year facility, based on our fiscal year-end credit rating, bear interest at 1.3% over LIBOR and may be prepaid without penalty. The multi-year revolving credit facility requires us to repay borrowings if our consolidated funded debt exceeds 75% of our consolidated capital base during the first four quarters commencing on January 29, 2013, 70% during the subsequent four quarters, or 65% thereafter, or if our fixed charges coverage ratio, each as defined in the credit agreement, is less than 1.75 to 1.0 on a four-quarter rolling basis. As of May 26, 2013, we were in compliance with the credit agreement’s financial covenants.
We finance our short-term liquidity needs with bank borrowings, commercial paper borrowings, and bankers’ acceptances. As of May 26, 2013, we had $185.0 million outstanding under our commercial paper program at an average weighted interest rate of 0.42%. As of May 27, 2012, we had $40.0 million outstanding under our commercial paper program at an average weighted interest rate of 0.26%.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2013, May 27, 2012, and May 29, 2011
(columnar dollars in millions except per share amounts)

6. DISCONTINUED OPERATIONS
Frozen Handhelds Operations
During fiscal 2011, we completed the sale of substantially all of the assets of our frozen handhelds operations for $8.8 million in cash. We recognized impairment and related charges totaling $21.7 million ($14.2 million after-tax) in fiscal 2011. We reflected the results of these operations as discontinued operations for all periods presented.
Gilroy Foods & Flavors™ Operations
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
The results of the aforementioned businesses which have been divested are included within discontinued operations. The summary comparative financial results of discontinued operations were as follows:

	2012	2011
Net sales	$0.5	$92.4
Long-lived asset impairment charge	—	(21.7)
Income (loss) from operations of discontinued operations before income taxes	0.1	(18.6)
Income (loss) before income taxes	0.1	(18.6)
Income tax benefit	—	7.1
Income (loss) from discontinued operations, net of tax	$0.1	$(11.5)
7. PAYMENT-IN-KIND NOTES RECEIVABLE
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
8. GARNER, NORTH CAROLINA ACCIDENT
On June 9, 2009, an accidental explosion occurred at our manufacturing facility in Garner, North Carolina (the “Garner accident”). This facility was the primary production facility for our Slim Jim® branded meat snacks.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2013, May 27, 2012, and May 29, 2011
(columnar dollars in millions except per share amounts)

The costs incurred and insurance recoveries recognized for fiscal 2011 were reflected in our consolidated financial statements as follows:

	Fiscal Year Ended May 29, 2011
	Consumer Foods	Corporate	Total
Cost of goods sold:
Inventory write-downs and other costs	$0.9	$—	$0.9
Selling, general and administrative expenses:
Fixed asset impairments, clean-up costs, etc.	2.6	0.6	3.2
Insurance recoveries recognized	(109.4)	—	(109.4)
Total selling, general and administrative expenses	(106.8)	0.6	(106.2)
Net loss (gain)	$(105.9)	$0.6	$(105.3)
The amounts in the table above exclude actual lost profits due to the interruption of the meat snacks business in the periods presented, but do reflect the recovery of the related business interruption insurance claim in fiscal 2011.
During fiscal 2011, the Company settled its property and business interruption claims related to the Garner accident with our insurance providers. The total payments received from the insurers in fiscal 2011 were $167.5 million and all previously deferred balances were immediately recognized upon settlement of the insurance claim in fiscal 2011. The insurance recoveries recognized in fiscal 2011, included in selling, general and administrative expenses, totaled $109.4 million, representing $84.0 million of reimbursement for business interruption, a $21.3 million gain on involuntary conversion of property, plant and equipment, and recovery of other expenses incurred of $4.1 million.
9. VARIABLE INTEREST ENTITIES
Variable Interest Entities Consolidated
We own a 49.99% interest in Lamb Weston BSW, LLC ("Lamb Weston BSW"), a potato processing venture with Ochoa Ag Unlimited Foods, Inc. ("Ochoa"). We provide all sales and marketing services to Lamb Weston BSW. Under certain circumstances, we could be required to compensate Ochoa for lost profits resulting from significant production shortfalls ("production shortfalls"). Commencing on June 1, 2018, or on an earlier date under certain circumstances, we have a contractual right to purchase the remaining equity interest in Lamb Weston BSW from Ochoa (the "call option"). We are currently subject to a contractual obligation to purchase all of Ochoa's equity investment in Lamb Weston BSW at the option of Ochoa (the "put option"). The purchase prices under the call option and the put option (the "options") are based on the book value of Ochoa's equity interest at the date of exercise, as modified by an agreed-upon rate of return for the holding period of the investment balance. The agreed-upon rate of return varies depending on the circumstances under which any of the options are exercised. As of May 26, 2013, the price at which Ochoa had the right to put its equity interest to us was $37.7 million. This amount is presented within other noncurrent liabilities in our consolidated balance sheets. We have determined that Lamb Weston BSW is a variable interest entity and that we are the primary beneficiary of the entity. Accordingly, we consolidate the financial statements of Lamb Weston BSW.
We hold a promissory note from Lamb Weston BSW, the balance of which was $36.1 million at May 26, 2013. The promissory note is due in December 2015. The promissory note is currently accruing interest at a rate of LIBOR plus 200 basis points with a floor of 3.25%. In addition, as of May 26, 2013, we provided lines of credit of up to $15.0 million to Lamb Weston BSW. Borrowings under the lines of credit bear interest at a rate of LIBOR plus 200 basis points with a floor of 3.25%. The amounts owed by Lamb Weston BSW to the Company are not reflected in our consolidated balance sheets, as they are eliminated in consolidation.
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

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2013, May 27, 2012, and May 29, 2011
(columnar dollars in millions except per share amounts)

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
Due to the consolidation of these variable interest entities, we reflected the following in our consolidated balance sheets:

	May 26, 2013	May 27, 2012
Cash and cash equivalents	$8.9	$10.2
Receivables, less allowance for doubtful accounts	16.4	20.9
Inventories	1.4	1.6
Prepaid expenses and other current assets	0.4	0.2
Property, plant and equipment, net	54.8	82.9
Goodwill	18.8	18.8
Brands, trademarks and other intangibles, net	7.5	8.3
Total assets	$108.2	$142.9
Current installments of long-term debt	$—	$30.1
Accounts payable	8.9	17.9
Accrued payroll	0.6	0.5
Other accrued liabilities	0.7	1.0
Other noncurrent liabilities (minority interest)	30.7	28.9
Total liabilities	$40.9	$78.4
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
We hold a 50% interest in Lamb Weston RDO, a potato processing venture. We provide all sales and marketing services to Lamb Weston RDO. We receive a fee for these services based on a percentage of the net sales of the venture. We reflect the value of our ownership interest in this venture in other assets in our consolidated balance sheets, based upon the equity method of accounting. The balance of our investment was $15.2 million and $14.8 million at May 26, 2013 and May 27, 2012, respectively, representing our maximum exposure to loss as a result of our involvement with this venture. The capital structure of Lamb Weston RDO includes owners' equity of $30.4 million and term borrowings from banks of $43.9 million as of May 26, 2013. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this venture.
We lease certain office buildings from entities that we have determined to be variable interest entities. The lease agreements with these entities include fixed-price purchase options for the assets being leased, representing our only variable interest in these lessor entities. These leases are accounted for as operating leases, and accordingly, there are no material assets or liabilities associated with these entities included in our consolidated balance sheets. We have no material exposure to loss from our variable interests in these entities. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of these entities. In making this determination, we have considered, among other items, the terms of the lease agreements, the expected remaining useful lives of the assets leased, and the capital structure of the lessor entities.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2013, May 27, 2012, and May 29, 2011
(columnar dollars in millions except per share amounts)

10. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
The change in the carrying amount of goodwill for fiscal 2013 and 2012 was as follows:

	Consumer Foods	Commercial Foods	Ralcorp	Total
Balance as of Balance as of May 29, 2011	$3,479.7	$129.7	$—	$3,609.4
Acquisitions	418.8	—	—	418.8
Currency translation and purchase accounting adjustments	(11.8)	(1.0)	—	(12.8)
Balance as of Balance as of May 27, 2012	$3,886.7	$128.7	$—	$4,015.4
Acquisitions	100.1	—	4,350.5	4,450.6
Currency translation and purchase accounting adjustments	(13.8)	0.2	(1.7)	(15.3)
Balance as of Balance as of May 26, 2013	$3,973.0	$128.9	$4,348.8	$8,450.7
Other identifiable intangible assets were as follows:

	2013		2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$1,143.4	$—	$947.7	$—
Amortizing intangible assets	2,404.1	125.4	313.8	70.0
	$3,547.5	$125.4	$1,261.5	$70.0
Non-amortizing intangible assets are comprised of brands and trademarks.
Amortizing intangible assets, carrying a weighted average life of approximately 23 years, are principally composed of licensing arrangements, customer relationships, and intellectual property. For fiscal 2013, 2012, and 2011, we recognized amortization expense of $56.2 million, $21.1 million, and $17.8 million, respectively. Based on amortizing assets recognized in our consolidated balance sheet as of May 26, 2013, amortization expense is estimated to average $111.4 million for each of the next five years, with a high expense of $113.1 million in fiscal year 2014 and decreasing to a low expense of $110.8 million in fiscal year 2018.
In fiscal 2012, we acquired the Marie Callender's® brand trademarks for $57.5 million in cash. This intangible asset is presented in the Consumer Foods segment.
11. EARNINGS PER SHARE
Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock unit awards, and other dilutive securities.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2013, May 27, 2012, and May 29, 2011
(columnar dollars in millions except per share amounts)

The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	2013	2012	2011
Net income available to ConAgra Foods, Inc. common stockholders:
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$773.9	$467.8	$829.1
Income (loss) from discontinued operations, net of tax, attributable to ConAgra Foods, Inc. common stockholders	—	0.1	(11.5)
Net income attributable to ConAgra Foods, Inc. common stockholders	$773.9	$467.9	$817.6
Less: Increase in redemption value of noncontrolling interests in excess of earnings allocated	1.6	1.5	1.9
Net income available to ConAgra Foods, Inc. common stockholders	$772.3	$466.4	$815.7
Weighted average shares outstanding:
Basic weighted average shares outstanding	410.8	412.9	429.7
Add: Dilutive effect of stock options, restricted stock unit awards, and other dilutive securities	6.8	5.4	4.6
Diluted weighted average shares outstanding	417.6	418.3	434.3
At the end of fiscal 2013, there were no stock options outstanding that were excluded from the computation of shares contingently issuable upon exercise of the stock options. At the end of fiscal 2012 and 2011, there were 11.3 million and 15.8 million stock options outstanding, respectively, that were excluded from the computation of shares contingently issuable upon exercise of the stock options because exercise prices exceeded the average market value of our common stock during the period.
12. INVENTORIES
The major classes of inventories were as follows:

	May 26, 2013	May 27, 2012
Raw materials and packaging	$734.2	$563.8
Work in process	121.4	96.5
Finished goods	1,398.1	1,122.4
Supplies and other	140.4	86.9
Total	$2,394.1	$1,869.6
13. OTHER NONCURRENT LIABILITIES
Other noncurrent liabilities consisted of:

	May 26, 2013	May 27, 2012
Postretirement health care and pension obligations	$783.5	$846.5
Noncurrent income tax liabilities	1,632.3	693.5
Self-insurance liabilities	105.1	76.3
Environmental liabilities (see Note 18)	65.8	71.2
Other	237.7	207.2
	2,824.4	1,894.7
Less current portion	(70.3)	(72.6)
	$2,754.1	$1,822.1

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2013, May 27, 2012, and May 29, 2011
(columnar dollars in millions except per share amounts)

14. CAPITAL STOCK
We have authorized shares of preferred stock as follows:
Class B—$50 par value; 150,000 shares
Class C—$100 par value; 250,000 shares
Class D—without par value; 1,100,000 shares
Class E—without par value; 16,550,000 shares
There were no preferred shares issued or outstanding as of May 26, 2013.
We have repurchased our shares of common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board of Directors. In February 2010, our Board of Directors approved a $500.0 million share repurchase program with no expiration date. Upon receipt of payment for the final two outstanding tranches of the Notes from the purchaser of the trading and merchandising business, during fiscal 2011, our Board of Directors increased our share repurchase authorization by the amount of the payment, which was $554.2 million. In December 2011, our Board of Directors approved a $750.0 million increase to the share repurchase program. We repurchased approximately 9.1 million shares of our common stock for approximately $245.0 million, 13.8 million shares of our common stock for approximately $352.4 million, and approximately 36.2 million shares of our common stock for approximately $825.0 million in fiscal 2013, 2012, and 2011, respectively, under this program.
15. SHARE-BASED PAYMENTS
In accordance with stockholder-approved plans, we issue share-based payments under various stock-based compensation arrangements, including stock options, restricted stock units, cash-settled restricted stock units, performance shares, and other share-based awards.
On September 25, 2009, the stockholders approved the ConAgra Foods 2009 Stock Plan, which authorized the issuance of up to 29.5 million shares of ConAgra Foods common stock. At May 26, 2013, approximately 16.7 million shares were reserved for granting additional options, restricted stock units, performance shares, or other share-based awards.
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
The fair value of each option is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted:

	2013	2012	2011
Expected volatility (%)	22.95	22.89	22.83
Dividend yield (%)	3.77	3.97	3.51
Risk-free interest rates (%)	0.57	1.38	1.72
Expected life of stock option (years)	4.80	4.75	4.82
The expected volatility is based on the historical market volatility of our stock over the expected life of the stock options granted. The expected life represents the period of time that the awards are expected to be outstanding and is based on the contractual term of each instrument, taking into account employees’ historical exercise and termination behavior.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2013, May 27, 2012, and May 29, 2011
(columnar dollars in millions except per share amounts)

A summary of the option activity as of May 26, 2013 and changes during the fiscal year then ended is presented below:

Options	Number of Options (in Millions)	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at May 27, 2012	27.7	$23.51
Granted	3.9	$24.74
Exercised	(11.1)	$23.46		$77.2
Forfeited	(0.3)	$24.79
Expired	(0.3)	$25.41
Outstanding at May 26, 2013	19.9	$23.73	4.46	$219.6
Exercisable at May 26, 2013	12.6	$23.01	2.99	$148.1
We recognize compensation expense using the straight-line method over the requisite service period. During fiscal 2013, 2012, and 2011, the Company granted 3.9 million options, 4.1 million options, and 6.2 million options, respectively, with a weighted average grant date value of $2.93, $3.26, and $3.31, respectively. The total intrinsic value of options exercised was $77.2 million, $41.5 million, and $9.3 million for fiscal 2013, 2012, and 2011, respectively. The closing market price of our common stock on the last trading day of fiscal 2013 was $34.77 per share.
Compensation expense for stock option awards totaled $12.8 million, $15.4 million, and $19.9 million for fiscal 2013, 2012, and 2011, respectively. The tax benefit related to the stock option expense for fiscal 2013, 2012, and 2011 was $4.8 million, $5.7 million, and $7.4 million, respectively.
At May 26, 2013, we had $10.0 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over a weighted average period of 1.2 years.
Cash received from option exercises for the fiscal years ended May 26, 2013, May 27, 2012, and May 29, 2011 was $259.8 million, $217.8 million, and $71.6 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $28.7 million, $15.4 million, and $3.4 million for fiscal 2013, 2012, and 2011, respectively.
Share Unit Plans
In accordance with stockholder-approved plans, we issue stock under various stock-based compensation arrangements, including restricted stock units, cash-settled restricted stock units, and other share-based awards (“share units”). These awards generally have requisite service periods of three years. Under each arrangement, stock is issued without direct cost to the employee. We estimate the fair value of the share units based upon the market price of our stock at the date of grant. Certain share unit grants do not provide for the payment of dividend equivalents to the participant during the requisite service period (vesting period). For those grants, the value of the grants is reduced by the net present value of the foregone dividend equivalent payments. We recognize compensation expense for share unit awards on a straight-line basis over the requisite service period. All cash-settled restricted stock units are marked-to-market and presented within other noncurrent liabilities in our consolidated balance sheets. The compensation expense for our stock-settled share unit awards totaled $26.7 million, $25.5 million, and $21.2 million for fiscal 2013, 2012, and 2011, respectively. The tax benefit related to the stock-settled share unit award compensation expense for fiscal 2013, 2012, and 2011 was $9.9 million, $9.5 million, and $7.9 million, respectively. The compensation expense for our cash-settled share unit awards totaled $8.0 million for fiscal 2013. The tax benefit related to the cash-settled share unit award compensation expense for fiscal 2013 was $3.0 million.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2013, May 27, 2012, and May 29, 2011
(columnar dollars in millions except per share amounts)

The following table summarizes the nonvested share units as of May 26, 2013 and changes during the fiscal year then ended:

	Share-settled		Cash-settled
Share Units	Share Units (in millions)	Weighted Average Grant-Date Fair Value	Share Units (in millions)	Weighted Average Grant-Date Fair Value
Nonvested share units at May 27, 2012	3.83	$21.43	—	$—
Granted	1.00	$25.59	0.92	$24.74
Vested/Issued	(0.94)	$20.01	—	$—
Forfeited	(0.24)	$24.80	(0.03)	$24.74
Nonvested share units at May 26, 2013	3.65	$25.30	0.89	$24.74
During fiscal 2013, 2012, and 2011, we granted 1.0 million, 1.8 million, and 1.6 million stock-settled share units, respectively, with a weighted average grant date value of $25.59, $26.11, and $21.55, respectively. During fiscal 2013 we granted 0.9 million cash-settled share units with a weighted average grant date value of $24.74.
The total intrinsic value of stock-settled share units vested was $24.3 million, $23.2 million, and $14.5 million during fiscal 2013, 2012, and 2011, respectively.
At May 26, 2013, we had $45.0 million of total unrecognized compensation expense, net of estimated forfeitures, related to share unit awards that will be recognized over a weighted average period of 1.8 years.
Performance-Based Share Plan
Performance shares are granted to selected executives and other key employees with vesting contingent upon meeting various Company-wide performance goals. The performance goals for the performance period ending in fiscal 2013 were based upon our growth in earnings before interest and taxes and our return on average invested capital measured over the defined performance period. The performance goals for the performance periods ending in fiscal 2014 and fiscal 2015 are based upon our operating cash flow return on operations, a measure of operating cash flow as a percentage of invested capital measured over a defined performance period, and revenue growth. The awards actually earned will range from zero to two hundred percent of the targeted number of performance shares for the performance period ending in fiscal 2013, and from zero to two hundred twenty percent of the targeted number of performance shares for each of the performance periods ending in fiscal 2014 and fiscal 2015. For each of the performance periods ending in fiscal 2014 and fiscal 2015, a payout equal to 25 percent of approved target incentive is required to be paid out if we achieve a threshold level of cash flow return on operations. Awards, if earned, will be paid in shares of our common stock. Subject to limited exceptions set forth in the performance share plan, any shares earned will be distributed at the end of the performance period. The value of the performance shares is adjusted based upon the market price of our common stock at the end of each reporting period and amortized as compensation expense over the vesting period.
A summary of the activity for performance share awards as of May 26, 2013 and changes during the fiscal year then ended is presented below:

Performance Shares	Shares (in Millions)	Weighted Average Grant-Date Fair Value
Nonvested performance shares at May 27, 2012	1.27	$22.44
Granted	0.51	$24.88
Adjustments for performance results attained	(0.39)	$19.24
Forfeited	(0.14)	$24.18
Nonvested performance shares at May 26, 2013	1.25	$24.24
The compensation expense for our performance share awards totaled $19.9 million, $0.8 million, and $4.0 million for fiscal 2013, 2012, and 2011, respectively. The tax benefit related to the compensation expense for fiscal 2013, 2012, and 2011 was $7.4 million, $0.3 million, and $1.5 million, respectively.
The total intrinsic value of share units vested (including shares paid in lieu of dividends) during fiscal 2012 and 2011 was $16.0 million and $7.4 million, respectively.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2013, May 27, 2012, and May 29, 2011
(columnar dollars in millions except per share amounts)

Based on estimates at May 26, 2013, the Company had $15.0 million of total unrecognized compensation expense, net of estimated forfeitures, related to performance shares that will be recognized over a weighted average period of 1.6 years.
Accounting guidance requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow in our statements of cash flows. In fiscal 2013 and 2012, our net operating cash flows decreased and our net financing cash flows increased by approximately $21.3 million and $8.7 million, respectively. There was no impact on our statement of cash flows for fiscal 2011.
16. PRE-TAX INCOME AND INCOME TAXES
 Pre-tax income from continuing operations (including equity method investment earnings) consisted of the following:

	2013	2012	2011
United States	$1,070.5	$492.6	$1,177.7
Foreign	115.8	177.5	74.8
	$1,186.3	$670.1	$1,252.5
The provision for income taxes included the following:

	2013	2012	2011
Current
Federal	$184.3	$163.9	$157.3
State	28.9	23.7	21.0
Foreign	24.4	27.5	11.9
	237.6	215.1	190.2
Deferred
Federal	158.4	(13.4)	219.2
State	3.9	(5.2)	9.8
Foreign	0.3	(0.7)	2.4
	162.6	(19.3)	231.4
	$400.2	$195.8	$421.6
Income taxes computed by applying the U.S. Federal statutory rates to income from continuing operations before income taxes are reconciled to the provision for income taxes set forth in the consolidated statements of earnings as follows:

	2013	2012	2011
Computed U.S. Federal income taxes	$415.2	$234.5	$438.3
State income taxes, net of U.S. Federal tax impact	20.1	12.0	20.0
Tax credits and domestic manufacturing deduction	(22.5)	(20.5)	(27.5)
Foreign tax credits and related items, net	(1.4)	(0.6)	(0.2)
IRS audit adjustments and settlement	0.5	0.8	0.5
Non-taxable gain from investment in ATFL	—	(20.5)	—
Change in valuation allowance	1.1	(7.1)	2.1
Other	(12.8)	(2.8)	(11.6)
	$400.2	$195.8	$421.6
Income taxes paid, net of refunds, were $249.0 million, $191.5 million, and $172.3 million in fiscal 2013, 2012, and 2011, respectively.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2013, May 27, 2012, and May 29, 2011
(columnar dollars in millions except per share amounts)

 The tax effect of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

	2013		2012
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$—	$679.4	$—	$488.1
Goodwill, trademarks and other intangible assets	—	1,405.2	—	681.3
Accrued expenses	42.3	—	25.4	—
Compensation related liabilities	108.4	—	74.7	—
Pension and other postretirement benefits	291.4	—	310.7	—
Derivative cash flow hedge	38.0	—	57.2	—
Other liabilities that will give rise to future tax deductions	140.2	—	115.2	—
Net operating loss carryforwards	92.9	—	42.7	—
Other	72.8	27.5	67.4	31.4
	786.0	2,112.1	693.3	1,200.8
Less: Valuation allowance	(44.8)	—	(43.7)	—
Net deferred taxes	$741.2	$2,112.1	$649.6	$1,200.8
At May 26, 2013 and May 27, 2012, net deferred tax assets of $177.8 million and $106.3 million, respectively, were included in prepaid expenses and other current assets. At May 26, 2013 and May 27, 2012, net deferred tax liabilities of $1.55 billion and $657.5 million, respectively, were included in other noncurrent liabilities.
The liability for gross unrecognized tax benefits at May 26, 2013 was $100.0 million, excluding a related liability of $30.4 million for gross interest and penalties. Included in the balance at May 26, 2013 are $8.0 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. Any associated interest and penalties imposed would affect the tax rate. As of May 27, 2012, our gross liability for unrecognized tax benefits was $48.7 million, excluding a related liability of $14.0 million for gross interest and penalties.
The net amount of unrecognized tax benefits at May 26, 2013 and May 27, 2012 that, if recognized, would favorably impact our effective tax rate was $61.8 million and $30.3 million, respectively.
We accrue interest and penalties associated with uncertain tax positions as part of income tax expense.
We conduct business and file tax returns in numerous countries, states, and local jurisdictions. The U.S. Internal Revenue Service (“IRS”) has completed its audit for tax years through fiscal 2012 and all resulting significant items for fiscal 2012 and prior years have been settled with the IRS. Other major jurisdictions where we conduct business generally have statutes of limitations ranging from 3 to 5 years.
We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by up to $9 million over the next twelve months due to various audit settlements and the expiration of statutes of limitations.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2013, May 27, 2012, and May 29, 2011
(columnar dollars in millions except per share amounts)

The change in the unrecognized tax benefits for the year ended May 26, 2013 was:

2013
Beginning balance on May 27, 2012	$48.7
Purchase accounting adjustments related to acquisitions	54.9
Increases from positions established during prior periods	4.7
Decreases from positions established during prior periods	(0.3)
Increases from positions established during the current period	4.9
Decreases relating to settlements with taxing authorities	(7.7)
Reductions resulting from lapse of applicable statute of limitation	(5.4)
Other adjustments to liability	0.2
Ending balance on May 26, 2013	$100.0
We have approximately $60.7 million of foreign net operating loss carryforwards ($37.9 million will expire between fiscal 2014 and 2034 and $22.8 million have no expiration dates). State tax credits of approximately $32.4 million will expire in various years ranging from fiscal 2014 to 2018.
We have recognized a valuation allowance for the portion of the net operating loss carryforwards, tax credit carryforwards, and other deferred tax assets we believe are not more likely than not to be realized. The net impact on income tax expense related to changes in the valuation allowance for fiscal 2013 was a charge of $1.1 million. For fiscal 2012 and 2011, changes in the valuation allowance were a benefit of $7.1 million and a charge of $2.1 million, respectively. The current year change principally relates to increases to the valuation allowances for state net operating losses and credits.
As of May 26, 2013, undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $460 million. Those earnings are considered to be indefinitely reinvested and accordingly, no U.S. federal income taxes have been provided thereon. We have not provided U.S. deferred taxes on cumulative earnings of non-U.S. affiliates and associated companies that the Company considers to be reinvested indefinitely. It is not practicable to estimate the amount of U.S. income taxes that would be incurred in the event that we were to repatriate the cumulative earnings of non-U.S. affiliates and associated companies. Deferred taxes are provided for earnings of non-U.S. affiliates and associated companies when we determine that such earnings are no longer indefinitely reinvested.
17. OPERATING LEASES
We lease certain facilities, land, and transportation equipment under agreements that expire at various dates. Rent expense under all operating leases from continuing operations was $162.0 million, $133.8 million, and $126.1 million in fiscal 2013, 2012, and 2011, respectively. Rent expense under operating leases from discontinued operations was $0.4 million in fiscal 2011.

A summary of non-cancellable operating lease commitments for fiscal years following May 26, 2013, was as follows:

2014	$93.0
2015	84.5
2016	65.7
2017	55.4
2018	47.6
Later years	131.6
$477.8

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2013, May 27, 2012, and May 29, 2011
(columnar dollars in millions except per share amounts)

18. CONTINGENCIES
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
The environmental proceedings include litigation and administrative proceedings involving Beatrice's status as a potentially responsible party at 36 Superfund, proposed Superfund, or state-equivalent sites. These sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. Beatrice has paid or is in the process of paying its liability share at 32 of these sites. Reserves for these matters have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The reserves for Beatrice-related environmental matters totaled $63.3 million as of May 26, 2013, a majority of which relates to the Superfund and state-equivalent sites referenced above. We expect expenditures for Beatrice-related environmental matters to continue for up to 18 years.
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
We guarantee certain leases and other commercial obligations resulting from the 2002 divestiture of our fresh beef and pork operations. The remaining terms of these arrangements do not exceed 3 years and the maximum amount of future payments we have guaranteed was $8.1 million as of May 26, 2013.
We also guaranteed the performance of the divested fresh beef and pork business with respect to a hog purchase contract that required the divested business to purchase a minimum of approximately 1.2 million hogs annually through June 1, 2013, and accordingly our guarantee of the hog purchase contract terminated during the first quarter of fiscal 2014. The contract stipulated minimum price commitments, based in part on market prices, and, in certain circumstances, also included price adjustments based on certain inputs. We did not establish a liability for any of the fresh beef and pork divestiture-related guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.
We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At May 26, 2013, the amount of supplier loans we have effectively guaranteed was $40.1 million. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.
We were a party to a supply agreement with an onion processing company where we had guaranteed, under certain conditions, repayment of a secured loan (the "Secured Loan") of this onion supplier to the onion supplier's lender. The amount of our guarantee was $25.0 million. During the fourth quarter of fiscal 2012, we received notice from the lender that the onion supplier had defaulted on the Secured Loan and we exercised our option to purchase the Secured Loan from the lender for $40.8 million, thereby assuming first-priority secured rights to the underlying collateral for the amount of the Secured Loan, and cancelling our guarantee. The onion supplier filed for bankruptcy on April 12, 2012 (during the fourth quarter of fiscal 2012). The Secured Loan was classified as other assets at the end of fiscal 2012. During the second quarter of fiscal 2013, we acquired ownership and all rights to the collateral, consisting of agricultural land and a processing facility, securing the Secured Loan through the bankruptcy proceeding. During the third quarter of fiscal 2013, we recognized an impairment charge of $10.2 million in our Commercial Foods segment to reduce the carrying amount of the collateral to its estimated fair value based upon updated appraisals. Based on our estimate of the value of the land and processing facility, we expect to recover the remaining carrying value through our operation or sale of these assets.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2013, May 27, 2012, and May 29, 2011
(columnar dollars in millions except per share amounts)

Federal income tax credits were generated related to our sweet potato production facility in Delhi, Louisiana. Third parties invested in certain of these income tax credits. We have guaranteed these third parties the face value of these income tax credits over their statutory lives, through fiscal 2017, in the event that the income tax credits are recaptured or reduced. The face value of the income tax credits was $21.2 million as of May 26, 2013. We believe the likelihood of the recapture or reduction of the income tax credits is remote, and therefore we have not established a liability in connection with this guarantee.
We are a party to a number of lawsuits and claims arising out of the operation of our business. Among these, there are lawsuits, claims, and matters related to the February 2007 recall of our peanut butter products. Among the matters during fiscal 2013 related to the peanut butter recall are litigation we initiated against an insurance carrier to recover our settlement expenditures and defense costs, and an ongoing investigation by the U.S. Attorney's office in Georgia and the Consumer Protection Branch of the Department of Justice. During the first quarter of fiscal 2013 and during fiscal 2012, we recognized charges of $7.5 million and $17.5 million, respectively, in connection with the U.S. Attorney's office investigation. These amounts are in addition to a charge of $24.8 million we recognized during fiscal 2009 in connection with the insurance coverage dispute. During fiscal 2011, we received a favorable opinion in the insurance matter related to our defense costs, pursuant to which we received a total of $13.2 million, $11.8 million of which was recognized in income in fiscal 2012, and $1.4 million in fiscal 2013. During the fourth quarter of fiscal 2012, a jury verdict was rendered in our favor in the amount of $25.0 million on the claim for disputed coverage, which was subject to appeal and not recognized in income in fiscal 2012. During the fourth quarter of fiscal 2013, we reached a settlement on the insurance dispute, pursuant to which we were paid $25.0 million, in addition to retaining the defense costs previously reimbursed to us. We recognized the $25.0 million in income as a reduction to selling, general and administrative expenses during the fourth quarter of fiscal 2013. With respect to the U.S. Attorney matter, in fiscal 2011, we received formal requests from the U.S. Attorney's office in Georgia seeking a variety of records and information related to the operations of our peanut butter manufacturing facility in Sylvester, Georgia. These requests continue and are related to the previously disclosed June 2007 execution of a search warrant at our facility following the February 2007 recall. We continue to engage in discussions with officials in regard to the investigation.
In June 2009, an accidental explosion occurred at our manufacturing facility in Garner, North Carolina. This facility was the primary production facility for our Slim Jim® branded meat snacks. On June 13, 2009, the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives announced its determination that the explosion was the result of an accidental natural gas release, and not a deliberate act. During the fourth quarter of fiscal 2011, we settled our property and business interruption claims related to the Garner accident with our insurance providers. During the fourth quarter of fiscal 2011, Jacobs Engineering Group Inc., our engineer and project manager at the site, filed a declaratory judgment action against us seeking indemnity for personal injury claims brought against it as a result of the accident. In the first quarter of fiscal 2012, the Court granted our motion for summary judgment and dismissed the suit without prejudice on the basis that the suit was filed prematurely. We will continue to defend this action vigorously. Any exposure in this case is expected to be limited to the applicable insurance deductible.
In April 2010, an accidental explosion occurred at our flour milling facility in Chester, Illinois. Two employees of a subcontractor and one employee of the primary contractor, Westside Salvage ("Westside"), on the site at the time of the accident suffered injuries in the accident. Suit was initiated against Westside and the Company for personal injury claims. During the first quarter of fiscal 2013, a jury in Federal Court sitting in East St. Louis, Illinois, returned a verdict against the Company and Westside and in favor of the three employees. The verdict was in the amount of $77.5 million in compensatory damages apportioned between the Company and Westside and $100.0 million in punitive damages against the Company. We filed post-trial motions and the Court reduced the punitive award against the Company to one employee by approximately $7 million. While we have insurance policies in place that we believe will cover the full amount of the compensatory and punitive damages apportioned to us (other than a $3 million deductible that we accrued in a prior period), we filed an appeal with the Seventh Federal Circuit Court of Appeals on the verdict and the damages in the third quarter of fiscal 2013. Any exposure in this case is expected to be limited to the applicable insurance deductible.
During fiscal 2012, we were a party to several lawsuits concerning the use of diacetyl, a butter flavoring ingredient that was added to our microwave popcorn until late 2007. The cases were primarily consumer personal injury suits claiming respiratory illness allegedly due to exposures to vapors from microwaving popcorn. We received favorable outcomes in connection with some of these cases and settled the remaining pending cases in the second quarter of fiscal 2013. As of the date of this report, we did not have any pending lawsuits related to the use of diacetyl.
During the third quarter of fiscal 2013, we were named a defendant in several shareholder derivative class action lawsuits brought in the Circuit Court of the City of St. Louis against directors of Ralcorp alleging breaches of fiduciary obligations by them in connection with their approval of the Acquisition. We were alleged to be an aider and abettor of those breaches. The suits sought injunctive relief, damages, attorney's fees, and other relief. There were other cases pending in the same Court, which were consolidated and made similar allegations against directors of Ralcorp to which we were not named a defendant. All of these cases

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2013, May 27, 2012, and May 29, 2011
(columnar dollars in millions except per share amounts)

were settled during the third quarter of fiscal 2013 for immaterial amounts. The settlement of these lawsuits is subject to final Court approval.
Prior to our ownership of Ralcorp, a lawsuit was brought in the U.S. District Court for the Eastern District of Texas by Frito-Lay North America, Inc. against Ralcorp and Medallion Foods, Inc., a subsidiary of Ralcorp, alleging that certain products manufactured by Medallion infringed Frito-Lays' patents and trademarks and misappropriated trade secrets. After a jury trial during the fourth quarter of fiscal 2013, jurors delivered a verdict in favor of Medallion and Ralcorp on all claims. Frito-Lay has filed a motion for a new trial. We will continue to defend this action vigorously.
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
Commodity and commodity index futures and option contracts are used from time to time to economically hedge commodity input prices on items such as natural gas, vegetable oils, proteins, packaging materials, dairy, grains, and electricity. Generally, we economically hedge a portion of our anticipated consumption of commodity inputs for periods of up to 36 months. We may enter into longer-term economic hedges on particular commodities, if deemed appropriate. As of May 26, 2013, we had economically hedged certain portions of our anticipated consumption of commodity inputs using derivative instruments with expiration dates through June 2015.
In order to reduce exposures related to changes in foreign currency exchange rates, we enter into forward exchange, option, or swap contracts from time to time for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of May 26, 2013, we had economically hedged certain portions of our foreign currency risk in anticipated transactions using derivative instruments with expiration dates through July 2017.
From time to time, we may use derivative instruments, including interest rate swaps, to reduce risk related to changes in interest rates. This includes, but is not limited to, hedging against increasing interest rates prior to the issuance of long-term debt and hedging the fair value of our senior long-term debt.
Derivatives Designated as Cash Flow Hedges
We have entered into interest rate swap contracts to hedge the interest rate risk related to our forecasted issuance of long-term debt in 2014 (based on the anticipated refinancing of the senior long-term debt maturing at that time). We designated these interest rate swaps as cash flow hedges of the forecasted interest payments related to this debt issuance. The pre-tax unrealized loss associated with these derivatives, which is deferred in accumulated other comprehensive loss at May 26, 2013, was $104.5 million.
The net notional amount of these interest rate derivatives at May 26, 2013 was $500.0 million. Hedge ineffectiveness for cash flow hedges may impact net earnings when a change in the value of a hedge does not entirely offset the change in the value of the underlying hedged item. We do not exclude any component of the hedging instrument’s gain or loss when assessing ineffectiveness. The ineffectiveness associated with derivatives designated as cash flow hedges from continuing operations was not material to our results of operations in any period presented.
During fiscal 2013, we entered into interest rate swap contracts to hedge a portion of the interest rate risk related to our issuance of long-term debt to help finance the acquisition of Ralcorp. We settled these contracts during the third quarter of fiscal 2013 and deferred a $2.2 million gain in other comprehensive income. This gain will be amortized as a component of net interest expense over the lives of the related debt instruments. The unamortized amount at May 26, 2013 was $2.1 million.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2013, May 27, 2012, and May 29, 2011
(columnar dollars in millions except per share amounts)

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
During fiscal 2011, we terminated the interest rate swap contracts and received proceeds of $31.5 million. The cumulative adjustment to the fair value of the debt instruments being hedged is included in long-term debt and is being amortized as a reduction of interest expense over the remaining lives of the debt instruments (through fiscal 2014). At May 26, 2013, the unamortized amount was $8.5 million.
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
For commodity derivative trading activities within our milling operations that are not intended to mitigate commodity input cost risk, derivative instruments are marked-to-market each period with gains and losses included in net sales of the Commercial Foods segment. Net derivative losses from trading activities of $11.5 million and $6.4 million and net derivative gains from trading activities of $3.8 million were included in the results of operations for the Commercial Foods segment for fiscal years 2013, 2012, and 2011, respectively.
All derivative instruments are recognized on the balance sheets at fair value. The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. In accordance with generally accepted accounting principles, we offset certain derivative asset and liability balances, as well as certain amounts representing rights to reclaim cash collateral and obligations to return cash collateral, where legal right of setoff exists. At May 26, 2013 and May 27, 2012, amounts representing a right to reclaim cash collateral of $10.2 million and $13.2 million, respectively, were included in prepaid expenses and other current assets in our consolidated balance sheets.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2013, May 27, 2012, and May 29, 2011
(columnar dollars in millions except per share amounts)

Derivative assets and liabilities and amounts representing a right to reclaim cash collateral or obligation to return cash collateral were reflected in our consolidated balance sheets as follows:

	May 26, 2013	May 27, 2012
Prepaid expenses and other current assets	$78.6	$58.7
Other accrued liabilities	137.9	215.4
The following table presents our derivative assets and liabilities, on a gross basis, prior to the offsetting of amounts where legal right of setoff existed at May 26, 2013:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Prepaid expenses and other current assets	$—	Other accrued liabilities	$104.5
Total derivatives designated as hedging instruments		$—		$104.5
Commodity contracts	Prepaid expenses and other current assets	$70.7	Other accrued liabilities	$53.7
Foreign exchange contracts	Prepaid expenses and other current assets	18.4	Other accrued liabilities	2.4
Other	Prepaid expenses and other current assets	2.0	Other accrued liabilities	—
Total derivatives not designated as hedging instruments		$91.1		$56.1
Total derivatives		$91.1		$160.6
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

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2013, May 27, 2012, and May 29, 2011
(columnar dollars in millions except per share amounts)

The location and amount of gains (losses) from derivatives not designated as hedging instruments in our consolidated statements of earnings were as follows:

	For the Fiscal Year Ended May 26, 2013
Derivatives Not Designated as Hedging Instruments	Location in Consolidated Statement of Earnings of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized on Derivatives in Consolidated Statement of Earnings
Commodity contracts	Net sales	$(11.5)
Commodity contracts	Cost of goods sold	142.2
Foreign exchange contracts	Cost of goods sold	20.3
Commodity contracts	Selling, general and administrative expense	0.1
Foreign exchange contracts	Selling, general and administrative expense	0.1
Total gain from derivative instruments not designated as hedging instruments		$151.2

	For the Fiscal Year Ended May 27, 2012
Derivatives Not Designated as Hedging Instruments	Location in Consolidated Statement of Earnings of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized on Derivatives in Consolidated Statement of Earnings
Commodity contracts	Net sales	$(6.4)
Commodity contracts	Cost of goods sold	58.5
Foreign exchange contracts	Cost of goods sold	5.4
Commodity contracts	Selling, general and administrative expense	(0.1)
Foreign exchange contracts	Selling, general and administrative expense	8.7
Total gain from derivative instruments not designated as hedging instruments		$66.1

	For the Fiscal Year Ended May 29, 2011
Derivatives Not Designated as Hedging Instruments	Location in Consolidated Statement of Earnings of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized on Derivatives in Consolidated Statement of Earnings
Commodity contracts	Net sales	$3.8
Commodity contracts	Cost of goods sold	54.3
Foreign exchange contracts	Cost of goods sold	(20.2)
Commodity contracts	Selling, general and administrative expense	2.1
Foreign exchange contracts	Selling, general and administrative expense	(7.9)
Total gain from derivative instruments not designated as hedging instruments		$32.1
As of May 26, 2013, our open commodity contracts had a notional value (defined as notional quantity times market value per notional quantity unit) of $1.8 billion and $1.5 billion for purchase and sales contracts, respectively. As of May 27, 2012, our open commodity contracts had a notional value of $1.9 billion and $1.3 billion for purchase and sales contracts, respectively. The notional amount of our foreign currency forward and cross currency swap contracts as of May 26, 2013 and May 27, 2012 was $359.0 million and $455.7 million, respectively.
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

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2013, May 27, 2012, and May 29, 2011
(columnar dollars in millions except per share amounts)

At May 26, 2013, the maximum amount of loss due to the credit risk of the counterparties, had the counterparties failed to perform according to the terms of the contracts, was $64.7 million.

20. PENSION AND POSTRETIREMENT BENEFITS
We have defined benefit retirement plans ("plans") for eligible salaried and hourly employees. Benefits are based on years of credited service and average compensation or stated amounts for each year of service. We also sponsor postretirement plans which provide certain medical and dental benefits ("other postretirement benefits") to qualifying U.S. employees. Effective August 1, 2013, our defined benefit pension plan for eligible salaried employees will be closed to new hire salaried employees. New hire salaried employees will generally be eligible to participate in our defined contribution plan.
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
During fiscal 2012, we amended certain of our postretirement benefit plans to incorporate design changes. As a result of the plan amendments, we remeasured our postretirement obligation at September 8, 2011. The discount rate used to measure the other postretirement benefits obligation at September 8, 2011 was 4.3% compared to the May 29, 2011 discount rate of 4.9%. All other significant assumptions remained unchanged from the May 29, 2011 measurement date. Calculated gains of $27.6 million as a result of the remeasurement, primarily due to favorable plan amendments, were recognized as a credit to other comprehensive loss. As a result of these plan amendments, our net expense related to these plans was reduced by approximately $5.2 million during fiscal 2012.
The changes in benefit obligations and plan assets at May 26, 2013 and May 27, 2012 are presented in the following table.

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Change in Benefit Obligation
Benefit obligation at beginning of year	$3,328.3	$2,881.4	$282.7	$322.6
Service cost	81.8	68.7	0.6	0.6
Interest cost	150.1	149.2	10.5	13.2
Plan participants’ contributions	—	—	5.3	6.7
Amendments	6.8	5.3	—	(40.6)
Actuarial loss	114.3	337.5	(7.6)	11.6
Curtailments	(0.4)	—	—	—
Benefits paid	(147.8)	(138.8)	(27.2)	(36.0)
Business combinations	284.4	25.0	38.5	4.6
Benefit obligation at end of year	$3,817.5	$3,328.3	$302.8	$282.7
Change in Plan Assets
Fair value of plan assets at beginning of year	$2,766.6	$2,543.9	$0.1	$0.1
Actual return on plan assets	457.1	24.8	—	—
Employer contributions	19.8	326.4	21.9	29.3
Plan participants’ contributions	—	—	5.3	6.7
Investment and administrative expenses	(16.5)	(14.2)	—	—
Benefits paid	(147.8)	(138.8)	(27.2)	(36.0)
Business combinations	264.1	24.5	—	—
Fair value of plan assets at end of year	$3,343.3	$2,766.6	$0.1	$0.1

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2013, May 27, 2012, and May 29, 2011
(columnar dollars in millions except per share amounts)

The funded status and amounts recognized in our consolidated balance sheets at May 26, 2013 and May 27, 2012 were:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Funded status	$(474.2)	$(561.7)	$(302.7)	$(282.6)
Amounts Recognized in Consolidated Balance Sheets
Other assets	$6.6	$3.9	$—	$—
Other accrued liabilities	(9.6)	(8.8)	(25.6)	(26.8)
Other noncurrent liabilities	(471.2)	(556.8)	(277.1)	(255.8)
Net amount recognized	$(474.2)	$(561.7)	$(302.7)	$(282.6)
Amounts Recognized in Accumulated Other Comprehensive (Income) Loss (Pre-tax)
Actuarial net loss	$218.2	$332.0	$66.9	$80.5
Net prior service cost (benefit)	20.3	17.9	(31.1)	(39.3)
Total	$238.5	$349.9	$35.8	$41.2
Weighted-Average Actuarial Assumptions Used to Determine Benefit Obligations at May 26, 2013 and May 27, 2012
Discount rate	4.05%	4.50%	3.35%	3.90%
Long-term rate of compensation increase	4.25%	4.25%	N/A	N/A
The accumulated benefit obligation for all defined benefit pension plans was $3.7 billion and $3.2 billion at May 26, 2013 and May 27, 2012, respectively.
The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets at May 26, 2013 and May 27, 2012 were:

	2013	2012
Projected benefit obligation	$3,338.8	$3,159.7
Accumulated benefit obligation	3,260.7	3,057.2
Fair value of plan assets	2,863.3	2,594.1
Components of pension benefit and other postretirement benefit costs included:

	Pension Benefits			Other Benefits
	2013	2012	2011	2013	2012	2011
Service cost	$81.8	$68.7	$59.7	$0.6	$0.6	$0.6
Interest cost	150.1	149.2	147.5	10.5	13.2	16.3
Expected return on plan assets	(216.4)	(196.0)	(168.0)	—	—	(0.1)
Amortization of prior service cost (benefit)	3.6	3.0	3.2	(8.2)	(13.6)	(9.6)
Special termination benefits	—	—	1.3	—	—	—
Recognized net actuarial loss	3.6	396.9	10.3	5.9	7.6	4.6
Curtailment loss	0.8	—	—	—	—	—
Benefit cost — Company plans	23.5	421.8	54.0	8.8	7.8	11.8
Pension benefit cost — multi-employer plans	23.6	8.5	9.2	—	—	—
Total benefit cost	$47.1	$430.3	$63.2	$8.8	$7.8	$11.8

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2013, May 27, 2012, and May 29, 2011
(columnar dollars in millions except per share amounts)

Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss were:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Net actuarial (gain) loss	$(110.2)	$521.4	$(7.7)	$12.4
Prior service cost (benefit)	6.8	5.3	—	(40.6)
Amortization of prior service (cost) benefit	(4.4)	(3.0)	8.2	13.6
Recognized net actuarial loss	(3.6)	(396.9)	(5.9)	(7.6)
Net amount recognized	$(111.4)	$126.8	$(5.4)	$(22.2)
Weighted-Average Actuarial Assumptions Used to Determine Net Expense

	Pension Benefits			Other Benefits
	2013	2012	2011	2013	2012	2011
Discount rate	4.50%	5.30%	5.80%	3.90%	4.30%	5.40%
Long-term rate of return on plan assets	7.75%	7.75%	7.75%	N/A	N/A	3.50%
Long-term rate of compensation increase	4.25%	4.25%	4.25%	N/A	N/A	N/A
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
The amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net expense during the next year are as follows:

	Pension Benefits	Other Benefits
Prior service cost (benefit)	$3.8	$(7.2)
Net actuarial loss	NA	6.6
Plan Assets
The fair value of plan assets, summarized by level within the fair value hierarchy described in Note 21, as of May 26, 2013, were as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1.0	$194.8	$—	$195.8
Equity securities:
U.S. equity securities	766.9	90.0	—	856.9
International equity securities	513.3	213.4	—	726.7
Fixed income securities:
Government bonds	108.7	180.8	—	289.5
Corporate bonds	35.3	293.1	—	328.4
Mortgage-backed bonds	57.1	83.1	—	140.2
Real estate funds	8.9	13.7	91.5	114.1
Multi-strategy hedge funds	—	—	413.9	413.9
Private equity funds	—	—	79.1	79.1
Master limited partnerships	180.6	—	—	180.6
Private energy funds	—	—	7.8	7.8
Net receivables for unsettled transactions	10.3	—	—	10.3
Total assets	$1,682.1	$1,068.9	$592.3	$3,343.3

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2013, May 27, 2012, and May 29, 2011
(columnar dollars in millions except per share amounts)

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
Level 1 assets are valued based on quoted prices in active markets for identical securities. The majority of the Level 1 assets listed above include the common stock of both U.S. and international companies, mutual funds, master limited partnership units, and real estate investment trusts, all of which are actively traded and priced in the market. Level 2 assets are valued based on other significant observable inputs including quoted prices for similar securities, yield curves, indices, etc. The Level 2 assets listed above consist primarily of commingled equity investments where values are based on the net asset value of the underlying investments held, individual fixed income securities where values are based on quoted prices of similar securities and observable market data, and commingled fixed income investments where values are based on the net asset value of the underlying investments held. Level 3 assets are those where the fair value is determined based on unobservable inputs. The Level 3 assets listed above consist of alternative investments where active market pricing is not readily available and, as such, we use net asset values as an estimate of fair value as a practical expedient. For real estate funds, the value is based on the net asset value provided by the investment manager who uses market data and independent third party appraisals to determine fair market value. For the multi-strategy hedge funds, the value is based on the net asset values provided by a third party administrator. For private equity and private energy funds, the investment manager provides the valuation using, among other things, comparable transactions, comparable public company data, discounted cash flow analysis, and market conditions.
Level 3 investments are generally considered long-term in nature with varying redemption availability. Certain of our Level 3 investments, with a fair value of approximately $506.8 million as of May 26, 2013, have the ability to impose customary redemption gates which may further restrict or limit the redemption of invested funds therein. As of May 26, 2013, Level 3 investments with a fair value of $3.1 million have imposed such gates.
As of May 26, 2013, we have unfunded commitments for additional investments of $48.0 million in the private equity funds, $17.2 million in the private energy funds, and $4.5 million in real estate funds. We expect unfunded commitments to be funded from plan assets rather than the general assets of the Company.
To develop the expected long-term rate of return on plan assets assumption for the pension plans, we consider the current asset allocation strategy, the historical investment performance, and the expectations for future returns of each asset class.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2013, May 27, 2012, and May 29, 2011
(columnar dollars in millions except per share amounts)

Our pension plan weighted-average asset allocations and our target asset allocations at May 26, 2013 and May 27, 2012, by asset category were as follows:

	May 26, 2013	May 27, 2012	Target Allocation
Equity securities	47%	41%	38%
Debt securities	23%	23%	22%
Real estate funds	3%	3%	6%
Multi-strategy hedge funds	13%	14%	15%
Private equity	2%	2%	7%
Other	12%	17%	12%
Total	100%	100%	100%
The Company’s investment strategy reflects the expectation that equity securities and multi-strategy hedge funds will outperform debt securities over the long term. Assets are invested in a prudent manner to maintain the security of funds while maximizing returns within the Company’s Investment Policy guidelines. The strategy is implemented utilizing indexed and actively managed assets from the categories listed.
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
 Other investments are primarily made up of cash and master limited partnerships.
Level 3 Gains and Losses
The change in the fair value of the plan’s Level 3 assets is summarized as follows:

	Fair Value May 27, 2012	Business Combination	Realized Gains (Losses)	Unrealized Gains (Losses)	Net, Purchases and Sales	Fair Value May 26, 2013
Real estate funds	$83.3	$—	$(23.9)	$26.6	$5.5	$91.5
Multi-strategy hedge funds	379.1	—	0.4	36.6	(2.2)	413.9
Private equity	64.2	5.8	1.6	8.2	(0.7)	79.1
Private energy	1.5	—	—	0.5	5.8	7.8
Total	$528.1	$5.8	$(21.9)	$71.9	$8.4	$592.3

	Fair Value May 29, 2011	Realized Gains (Losses)	Unrealized Gains (Losses)	Net, Purchases and Sales	Fair Value May 27, 2012
Real estate funds	$70.3	$0.3	$2.1	$10.6	$83.3
Multi-strategy hedge funds	346.0	0.6	37.6	(5.1)	379.1
Private equity	56.0	(6.7)	9.2	5.7	64.2
Contracts with insurance companies	—	—	(0.5)	2.0	1.5
Total	$472.3	$(5.8)	$48.4	$13.2	$528.1
Assumed health care cost trend rates have a significant effect on the benefit obligation of the postretirement plans.

Assumed Health Care Cost Trend Rates at:	May 26, 2013	May 27, 2012
Initial health care cost trend rate	9.0%	7.5%
Ultimate health care cost trend rate	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2022	2016

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2013, May 27, 2012, and May 29, 2011
(columnar dollars in millions except per share amounts)

A one percentage point change in assumed health care cost rates would have the following effect:

	One Percent Increase	One Percent Decrease
Effect on total service and interest cost	$0.7	$(0.6)
Effect on postretirement benefit obligation	20.2	(18.0)
We currently anticipate making contributions of approximately $19.1 million to our pension plans in fiscal 2014. We anticipate making contributions of $26.0 million to our other postretirement plans in fiscal 2014. These estimates are based on current tax laws, plan asset performance, and liability assumptions, which are subject to change.
The following table presents estimated future gross benefit payments and Medicare Part D subsidy receipts for our plans:

	Pension Benefits	Health Care and Life Insurance
		Benefit Payments	Subsidy Receipts
2014	$173.6	$26.2	$(0.2)
2015	177.9	25.8	(0.2)
2016	182.9	25.3	(0.2)
2017	188.6	24.6	(0.2)
2018	196.1	23.9	(0.2)
Succeeding 5 years	1,077.2	105.2	(1.2)
Multiemployer Pension Plans
The Company contributes to several multiemployer defined benefit pension plans under collective bargaining agreements that cover certain of its union-represented employees. The risks of participating in such plans are different from the risks of single-employer plans, in the following respects:

a.	Assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

b.	If a participating employer ceases to contribute to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

c.
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

The Company’s participation in multiemployer plans for the fiscal year ended May 26, 2013 is outlined in the table below. For each plan that is individually significant to the Company the following information is provided:

•	The “EIN / PN” column provides the Employer Identification Number and the three-digit plan number assigned to a plan by the Internal Revenue Service.

•
The most recent Pension Protection Act Zone Status available for 2012 and 2011 is for plan years that ended in calendar years 2012 and 2011, respectively. The zone status is based on information provided to the Company by each plan. A plan in the “red” zone has been determined to be in “critical status”, based on criteria established under the Internal Revenue Code (“Code”), and is generally less than 65% funded. A plan in the “yellow” zone has been determined to be in “endangered status”, based on criteria established under the Code, and is generally less than 80% funded. A plan in the “green” zone has been determined to be neither in “critical status” nor in “endangered status”, and is generally at least 80% funded.

•
The “FIP/RP Status Pending/Implemented” column indicates whether a Funding Improvement Plan, as required under the Code to be adopted by plans in the “yellow” zone, or a Rehabilitation Plan, as required under the Code to be adopted

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2013, May 27, 2012, and May 29, 2011
(columnar dollars in millions except per share amounts)

by plans in the “red” zone, is pending or has been implemented by the plan as of the end of the plan year that ended in calendar year 2012.

•	Contributions by the Company are the amounts contributed in the Company’s fiscal periods ending in the specified year.

•
The “Surcharge Imposed” column indicates whether the Company contribution rate for its fiscal year that ended on May 26, 2013 included an amount in addition to the contribution rate specified in the applicable collective bargaining agreement, as imposed by a plan in “critical status”, in accordance with the requirements of the Code.

•	The last column lists the expiration dates of the collective bargaining agreements pursuant to which the Company contributes to the plans.
For plans that are not individually significant to ConAgra Foods the total amount of contributions is presented in the aggregate.

		Pension Protection Act Zone Status		FIP / RP Status Pending / Implemented	Contributions by the Company (millions)				Expiration Dates of Collective Bargaining Agreements
Pension Fund	EIN / PN	2012	2011		FY13	FY12	FY11	Surcharge Imposed
Bakery and Confectionary Union and Industry International Pension Plan	52-6118572 / 001	Red	Green	RP Pending	$2.1	$1.3	$1.1	No	12/08/2012 to 7/23/2016
Central States, Southeast and Southwest Areas Pension Fund	36-6044243 / 001	Red	Red	RP Implemented	1.2	1.2	1.8	No	03/23/2013 to 06/01/2014
National Conference of Fireman & Oilers National Pension Fund	52-6085445 / 003	Yellow	Yellow	FIP Implemented	0.3	—	—	No	11/19/2015
Western Conference of Teamsters Pension Plan	91-6145047 / 001	Green	Green	N/A	4.9	5.2	5.4	No	06/30/2015 to 03/31/2018
Other Plans					0.9	0.8	0.9
Total Contributions					$9.4	$8.5	$9.2
The Company will be listed in its plans' Forms 5500 as providing more than 5% of the plan's total contributions for the National Conference of Firemen & Oilers National Pension Fund for the plan year ending in calendar year 2012.
The Company was not listed in the Forms 5500 filed by any of the other plans or for any of the other years as providing more than 5% of the plan’s total contributions. At the date our financial statements were issued, Forms 5500 were not available for plan years ending in calendar year 2012.
In addition to the contributions listed for fiscal 2013 in the table above, we recorded an additional expense of $14.2 million in fiscal 2013 related to our expected incurrence of certain withdrawal costs.
Certain of our employees are covered under defined contribution plans. The expense related to these plans was $30.7 million, $24.2 million, and $21.2 million in fiscal 2013, 2012, and 2011, respectively.
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
The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of May 26, 2013:

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2013, May 27, 2012, and May 29, 2011
(columnar dollars in millions except per share amounts)

	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets	$13.9	$64.7	$—	$78.6
Available-for-sale securities	6.1	—	—	6.1
Deferred compensation assets	6.9	—	—	6.9
Total assets	$26.9	$64.7	$—	$91.6
Liabilities:
Derivative liabilities	$—	$137.9	$—	$137.9
Deferred compensation liabilities	35.9	—	—	35.9
Total liabilities	$35.9	$137.9	$—	$173.8
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
During fiscal 2013, the $40.8 million carrying amount of agricultural land and a processing facility (level 3 assets) acquired from an onion supplier was written-down to its fair value of $30.6 million, resulting in an impairment charge of $10.2 million, which is included in selling, general and administrative expenses in the Commercial Foods segment (see Note 18). The fair value measurement used to determine the impairment was based upon updated appraisals.
The carrying amount of long-term debt (including current installments) was $9.4 billion as of May 26, 2013 and $2.9 billion as of May 27, 2012. Based on current market rates provided primarily by outside investment bankers, the fair value of this debt (level 2 liabilities) at May 26, 2013 and May 27, 2012, was estimated at $10.2 billion and $3.5 billion, respectively.
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

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2013, May 27, 2012, and May 29, 2011
(columnar dollars in millions except per share amounts)

Intersegment sales have been recorded at amounts approximating market. Operating profit for each of the segments is based on net sales less all identifiable operating expenses. General corporate expense, net interest expense, and income taxes have been excluded from segment operations. In the first quarter of fiscal 2013, we revised the manner in which sales of grain within our Commercial Foods segment are recognized. As a result, net sales and cost of goods sold for fiscal 2012 and 2011 have each been increased by $105.3 million and $83.0 million, respectively.

	2013	2012	2011
Net sales
Consumer Foods	$9,069.9	$8,376.8	$8,002.0
Commercial Foods	5,167.4	4,991.1	4,384.1
Ralcorp Food Group	924.2	—	—
Ralcorp Frozen Bakery Products	329.9	—	—
Total net sales	$15,491.4	$13,367.9	$12,386.1
Operating profit
Consumer Foods	$1,096.5	$1,053.3	$1,126.4
Commercial Foods	631.4	546.3	509.5
Ralcorp Food Group	85.4	—	—
Ralcorp Frozen Bakery Products	27.4	—	—
Total operating profit	$1,840.7	$1,599.6	$1,635.9
Equity method investment earnings
Consumer Foods	$1.8	$4.9	$5.7
Commercial Foods	35.7	40.0	20.7
Total equity method investment earnings	$37.5	$44.9	$26.4
Operating profit plus equity method investment earnings
Consumer Foods	$1,098.3	$1,058.2	$1,132.1
Commercial Foods	667.1	586.3	530.2
Ralcorp Food Group	85.4	—	—
Ralcorp Frozen Bakery Products	27.4	—	—
Total operating profit plus equity method investment earnings	$1,878.2	$1,644.5	$1,662.3
General corporate expenses	$416.3	$770.4	$232.3
Interest expense, net	275.6	204.0	177.5
Income tax expense	400.2	195.8	421.6
Income from continuing operations	$786.1	$474.3	$830.9
Less: Net income attributable to noncontrolling interests	12.2	6.5	1.8
Income from continuing operations attributable to ConAgra Foods, Inc.	$773.9	$467.8	$829.1
Identifiable assets
Consumer Foods	$8,483.9	$8,220.9	$7,277.3
Commercial Foods	2,600.1	2,384.9	2,466.8
Ralcorp Food Group	5,736.0	—	—
Ralcorp Frozen Bakery Products	2,446.7	—	—
Corporate	1,138.6	836.1	1,664.6
Total identifiable assets	$20,405.3	$11,441.9	$11,408.7
Additions to property, plant and equipment
Consumer Foods	$212.2	$169.3	$208.7
Commercial Foods	144.2	97.4	187.0
Ralcorp Food Group	34.3	—	—
Ralcorp Frozen Bakery Products	8.0	—	—

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2013, May 27, 2012, and May 29, 2011
(columnar dollars in millions except per share amounts)

Corporate	60.0	70.0	70.5
Total additions to property, plant and equipment	$458.7	$336.7	$466.2
Depreciation and amortization
Consumer Foods	$205.5	$193.6	$180.3
Commercial Foods	99.6	94.6	87.6
Ralcorp Food Group	47.1	—	—
Ralcorp Frozen Bakery Products	19.5	—	—
Corporate	73.5	83.6	93.0
Total depreciation and amortization	$445.2	$371.8	$360.9
Net sales by product type within each segment were:

	2013	2012	2011
Net sales
Consumer Foods:
Grocery	$3,367.0	$3,358.0	$3,258.7
Frozen	2,383.8	1,990.6	1,965.2
Snacks	1,243.8	1,237.6	1,209.8
International	1,059.4	841.5	714.2
Store Brands	697.3	631.9	528.8
Other Brands	318.6	317.2	325.3
Total Consumer Foods	$9,069.9	$8,376.8	$8,002.0
Commercial Foods:
Specialty Potatoes	$2,753.1	$2,631.0	$2,375.3
Milled Products	1,957.3	1,910.2	1,603.5
Seasonings, Blends, and Flavors	457.0	449.9	405.3
Total Commercial Foods	$5,167.4	$4,991.1	$4,384.1
Ralcorp Food Group:
Snacks, Sauces & Spreads	$516.6	$—	$—
Cereal Products	209.0	—	—
Pasta	198.6	—	—
Total Ralcorp Food Group	$924.2	$—	$—
Ralcorp Frozen Bakery Products	$329.9	$—	$—
Total net sales	$15,491.4	$13,367.9	$12,386.1
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
The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2013, May 27, 2012, and May 29, 2011
(columnar dollars in millions except per share amounts)

	2013	2012	2011
Net derivative gains (losses) incurred	$74.8	$(66.8)	$35.1
Less: Net derivative gains allocated to reporting segments	25.0	24.4	0.6
Net derivative gains (losses) recognized in general corporate expenses	$49.8	$(91.2)	$34.5
Net derivative gains allocated to Consumer Foods	$30.9	$24.9	$3.6
Net derivative losses allocated to Commercial Foods	(5.3)	(0.5)	(3.0)
Net derivative losses allocated to Ralcorp Food Group	(0.3)	—	—
Net derivative losses allocated to Ralcorp Frozen Bakery Products	(0.3)	—	—
Net derivative gains included in segment operating profit	$25.0	$24.4	$0.6
As of May 26, 2013, the cumulative amount of net derivative losses from economic hedges that had been recognized in Corporate and not yet allocated to reporting segments was $9.1 million. This amount reflected net gains of $74.8 million incurred during the fiscal year ended May 26, 2013, as well as net losses of $58.9 million incurred prior to fiscal 2013. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify losses of $5.6 million and $3.5 million to segment operating results in fiscal 2014 and 2015 and thereafter, respectively.
Other Information
At May 26, 2013, ConAgra Foods and its subsidiaries had approximately 34,840 employees, primarily in the United States. Approximately 40% of our employees are parties to collective bargaining agreements. Of the employees subject to collective bargaining agreements, approximately 31% are parties to collective bargaining agreements that are scheduled to expire during fiscal 2014.
Our operations are principally in the United States. With respect to operations outside of the United States, no single foreign country or geographic region was significant with respect to consolidated operations for fiscal 2013, 2012, and 2011. Foreign net sales, including sales by domestic segments to customers located outside of the United States, were approximately $1.9 billion, $1.6 billion, and $1.4 billion in fiscal 2013, 2012, and 2011, respectively. Our long-lived assets located outside of the United States are not significant.
Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 17%, 17%, and 18% of consolidated net sales for fiscal 2013, 2012, and 2011, respectively, significantly impacting the Consumer Foods, Ralcorp Food Group, and Ralcorp Frozen Bakery Products segments.
Wal-Mart Stores, Inc. and its affiliates accounted for approximately 15% of consolidated net receivables as of both May 26, 2013 and May 27, 2012, significantly impacting the Consumer Foods, Ralcorp Food Group, and Ralcorp Frozen Bakery Products segments.
On March 4, 2013, we entered into an agreement with Cargill, Incorporated ("Cargill"), CHS Inc. ("CHS"), and HM Luxembourg, a Luxembourg Société à responsabilité limitée, pursuant to which ConAgra Foods, Cargill, and CHS (collectively, the “Owners”) agreed to form a joint venture (the "Joint Venture"). The Joint Venture (which at closing will be known as "Ardent Mills") will combine the North American flour milling operations and related businesses operated through our ConAgra Mills division and the Horizon Milling joint venture of Cargill and CHS. Immediately following the closing of the transaction, Ardent Mills will be operated by an independent management team. ConAgra Foods and Cargill will each own 44% of Ardent Mills, and CHS will own 12%.  Ardent Mills will be required to make cash distributions to the Owners on at least a semi-annual basis in proportion to each owner's ownership interest. The amount of these cash distributions will, in general, be at least equal to 50% of the cash generated by Ardent Mills and available for distribution, as reasonably determined by the boards of Ardent Mills and its operating subsidiaries, and taking into account working capital and other similar needs. The transaction is expected to close late in calendar year 2013, subject to the receipt of regulatory approval and the satisfaction of other closing conditions. Until the closing, the Owners will continue to operate their respective milling businesses as independent businesses.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 26, 2013, May 27, 2012, and May 29, 2011
(columnar dollars in millions except per share amounts)

23. QUARTERLY FINANCIAL DATA (Unaudited)

	2013				2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$3,311.9	$3,735.5	$3,850.5	$4,593.5	$3,105.3	$3,431.7	$3,396.0	$3,434.9
Gross profit	871.3	862.9	874.0	951.8	596.0	754.0	786.6	676.2
Income from discontinued operations, net of tax	—	—	—	—	0.1	—	—	—
Net income (loss) attributable to ConAgra Foods, Inc.	250.1	211.6	120.0	192.2	93.8	180.2	280.1	(86.2)
Earnings per share (1):
Basic earnings per share:
Net income (loss) attributable to ConAgra Foods, Inc. common stockholders	$0.61	$0.52	$0.29	$0.46	$0.23	$0.43	$0.68	$(0.21)
Diluted earnings per share:
Net income (loss) attributable to ConAgra Foods, Inc. common stockholders	$0.61	$0.51	$0.29	$0.45	$0.22	$0.43	$0.67	$(0.21)
Dividends declared per common share	$0.24	$0.25	$0.25	$0.25	$0.23	$0.24	$0.24	$0.24
Share price:
High	$25.93	$28.76	$33.92	$36.16	$26.53	$25.95	$27.18	$26.75
Low	23.81	24.99	28.29	33.52	22.72	22.99	24.31	25.11

(1)
Basic and diluted earnings per share are calculated independently for each of the quarters presented. Accordingly, the sum of the quarterly earnings per share amounts may not agree with the total year.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ConAgra Foods, Inc.:

We have audited the accompanying consolidated balance sheets of ConAgra Foods, Inc. and subsidiaries (the Company) as of May 26, 2013 and May 27, 2012, and the related consolidated statements of earnings, comprehensive income, common stockholders' equity, and cash flows for each of the years in the three-year period ended May 26, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ConAgra Foods, Inc. and subsidiaries as of May 26, 2013 and May 27, 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended May 26, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of May 26, 2013, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 19, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/  KPMG LLP

Omaha, Nebraska
July 19, 2013

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of May 26, 2013. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective. We acquired Ralcorp on January 29, 2013 and have not yet included Ralcorp in our assessment of the effectiveness of our internal control over financial reporting. Accordingly, pursuant to the SEC's general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include Ralcorp. For fiscal 2013, Ralcorp accounted for $1.25 billion of our total net sales and as of May 26, 2013 had total assets of $8.18 billion.
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

Management's Annual Report on Internal Control Over Financial Reporting

The management of ConAgra Foods is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. ConAgra Foods' internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. ConAgra Foods' internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of ConAgra Foods; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of ConAgra Foods are being made only in accordance with the authorization of management and directors of ConAgra Foods; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of ConAgra Foods' assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of the changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

With the participation of ConAgra Foods' Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of ConAgra Foods' internal control over financial reporting as of May 26, 2013. Management's assessment of internal control over financial reporting as of May 26, 2013 excludes internal control over financial reporting related to Ralcorp (acquired January 29, 2013), which accounted for approximately $8.18 billion of consolidated total assets and $1.25 billion of consolidated net sales as of and for the year ended May 26, 2013. In making this assessment, management used criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management concluded that, as of May 26, 2013, its internal control over financial reporting was effective.

The effectiveness of ConAgra Foods' internal control over financial reporting as of May 26, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

/s/ GARY M. RODKIN Gary M. Rodkin President and Chief Executive Officer July 19, 2013	/s/ JOHN F. GEHRING John F. Gehring Executive Vice President and Chief Financial Officer July 19, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ConAgra Foods, Inc.:

We have audited the internal control over financial reporting of ConAgra Foods, Inc. and subsidiaries (the Company) as of May 26, 2013, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, ConAgra Foods, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 26, 2013, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

ConAgra Foods, Inc. acquired Ralcorp Holdings, Inc. (Ralcorp) during the year ended May 26, 2013, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of May 26, 2013, Ralcorp's internal control over financial reporting associated with total assets of $8.18 billion and total net sales of $1.25 billion included in the consolidated financial statements of the Company as of and for the year ended May 26, 2013. Our audit of internal control over financial reporting also excluded an evaluation of the internal control over financial reporting of Ralcorp.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of May 26, 2013, and May 27, 2012, and the related consolidated statements of earnings, comprehensive income, common stockholders' equity, and cash flows for each of the years in the three-year period ended May 26, 2013, and our report dated July 19, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Omaha, Nebraska
July 19, 2013

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to our Directors will be set forth in the 2013 Proxy Statement under the heading “Voting Item #1: Election of Directors,” and the information is incorporated herein by reference.
Information regarding our executive officers is included in Part I of this Form 10-K under the heading “Executive Officers of the Registrant,” as permitted by Instruction 3 to Item 401(b) of Regulation S-K.
Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by our Directors, executive officers, and holders of more than ten percent of our equity securities will be set forth in the 2013 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” and the information is incorporated herein by reference.
Information with respect to the Audit / Finance Committee and the audit committee’s financial experts will be set forth in the 2013 Proxy Statement under the heading “Board Committees—Audit / Finance Committee,” and the information is incorporated herein by reference.
We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, and Controller. This code of ethics is available on our website at www.conagrafoods.com through the “Investors—Corporate Governance” link. If we make any amendments to this code other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this code to our Chief Executive Officer, Chief Financial Officer, or Controller, we will disclose the nature of the amendment or waiver, its effective date, and to whom it applies on our website at www.conagrafoods.com through the “Investors—Corporate Governance” link.
ITEM 11. EXECUTIVE COMPENSATION
Information with respect to director and executive compensation and our Human Resources Committee will be set forth in the 2013 Proxy Statement under the headings “Non-Employee Director Compensation,” “Board Committees—Human Resources Committee,” and “Executive Compensation,” and the information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners, directors and management will be set forth in the 2013 Proxy Statement under the heading “Information on Stock Ownership,” and the information is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information about shares of our common stock that may be issued upon the exercise of options, warrants, and rights under existing equity compensation plans as of our most recent fiscal year-end, May 26, 2013.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	25,584,691	$23.73	16,660,890
Equity compensation plans not approved by security holders	—	—	—
Total	25,584,691	$23.73	16,660,890

(1)
Column (a) includes 1,331,649 shares that could be issued under performance shares outstanding at May 26, 2013. The performance shares are earned and common stock issued if pre-set financial objectives are met. Actual shares issued may be equal to, less than, or greater than the number of outstanding performance shares included in column (a), depending on actual performance. Column (b) does not take these awards into account because they do not have an exercise price. The number of shares reflected in column (a) with respect to these performance shares assumes the vesting criteria will be achieved at target levels. Column (b) also excludes 3,646,614 restricted stock units and 711,228 deferral interests in deferred compensation plans that are included in column (a) but do not have an exercise price. The units vest and are payable in common stock after expiration of the time periods set forth in the related agreements. The interests in the deferred compensation plans are settled in common stock on the schedules selected by the participants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to Director independence and certain relationships and related transactions will be set forth in the 2013 Proxy Statement under the headings “Corporate Governance—Director Independence” and “Board Committees—Audit / Finance Committee,” and "Board Committee - Human Resources Committee" and the information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to the principal accountant will be set forth in the 2013 Proxy Statement under the heading “Voting Item #2: Ratification of the Appointment of Independent Auditor,” and the information is incorporated herein by reference.
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
July 19, 2013

By:	/s/ JOHN F. GEHRING
John F. Gehring
Executive Vice President and Chief Financial Officer
July 19, 2013

By:	/s/ ROBERT G. WISE
Robert G. Wise
Vice President and Corporate Controller
July 19, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 19th day of July, 2013.

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
John F. Gehring
Attorney-In-Fact

Schedule II
CONAGRA FOODS, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
For the Fiscal Years ended May 27, 2012, May 29, 2011, and May 30, 2010
(Dollars in millions)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Other		Deductions from Reserves		Balance at Close of Period
Year ended May 26, 2013
Allowance for doubtful receivables	$5.9	0.6	2.3	(1)	1.2	(2)	$7.6
Year ended May 27, 2012
Allowance for doubtful receivables	$7.8	1.0	2.2	(1)	5.1	(2)	$5.9
Year ended May 29, 2011
Allowance for doubtful receivables	$8.5	0.2	—		0.9	(2)	$7.8

(1)	Primarily allowances acquired through fiscal 2013 and 2012 business acquisitions.

(2)	Bad debts charged off, less recoveries.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
ConAgra Foods, Inc.:
Under date of July 19, 2013, we reported on the consolidated balance sheets of ConAgra Foods, Inc. and subsidiaries (the Company) as of May 26, 2013 and May 27, 2012, and the related consolidated statements of earnings, comprehensive income, common stockholders’ equity, and cash flows for each of the years in the three-year period ended May 26, 2013, which are included in the Annual Report on Form 10-K of ConAgra Foods, Inc. for the fiscal year ended May 26, 2013. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule listed in the Index at Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.
In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/    KPMG LLP
Omaha, Nebraska
July 19, 2013

EXHIBIT INDEX
All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by ConAgra Foods, Inc. (file number 001-07275), unless otherwise noted.

EXHIBIT	DESCRIPTION

*2.1
Agreement and Plan of Merger among Ralcorp Holdings, Inc., ConAgra Foods, Inc. and Phoenix Acquisition Sub Inc. dated as of November 26, 2012, incorporated herein by reference to Exhibit 2.1 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended February 24, 2013

*2.2	Master Agreement by and among ConAgra Foods, Inc., Cargill, Incorporated, CHS Inc. and HM Luxembourg S.A R.L. dated as of March 4, 2013

*2.2.1	Amendment No. 1 dated April 30, 2013 to Master Agreement by and among ConAgra Foods, Inc., Cargill, Incorporated, CHS Inc. and HM Luxembourg S.A R.L.

*2.2.2	Acknowledgment and Amendment No. 2 dated May 31, 2013 to Master Agreement by and among ConAgra Foods, Inc., Cargill, Incorporated, CHS Inc. and HM Luxembourg S.A R.L.

3.1	ConAgra Foods' Certificate of Incorporation, as restated, incorporated herein by reference to Exhibit 3.1 of ConAgra Foods' current report on Form 8-K dated December 1, 2005

3.2	Amended and Restated By-Laws of ConAgra Foods, Inc., as Amended, incorporated herein by reference to Exhibit 3.1 of ConAgra Foods' current report on Form 8-K dated November 29, 2007

4.1
Indenture, dated as of October 8, 1990, between ConAgra Foods, Inc. and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A. and The Chase Manhattan Bank (National Association)), as trustee

**10.1
ConAgra Foods, Inc. Amended and Restated Non-Qualified CRISP Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.1 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended November 23, 2008

**10.1.1
Amendment One dated November 29, 2010 to the ConAgra Foods, Inc. Amended and Restated Non-Qualified CRISP Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.1 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended February 27, 2011

**10.2
ConAgra Foods, Inc. Non-Qualified Pension Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.2 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended November 23, 2008

**10.2.1
Amendment One dated December 3, 2009 to ConAgra Foods, Inc. Nonqualified Pension Plan, incorporated herein by reference to Exhibit 10.2 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended February 28, 2010

**10.2.2
Amendment Two dated November 29, 2010 to the ConAgra Foods, Inc. Non-Qualified Pension Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.2 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended February 27, 2011

**10.3
ConAgra Foods, Inc. Directors' Deferred Compensation Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.4 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended November 23, 2008

**10.3.1
Amendment One dated December 10, 2010 to ConAgra Foods, Inc. Directors' Deferred Compensation Plan (September, 2009 Restatement), incorporated herein by reference to Exhibit 10.4 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended February 27, 2011

**10.4
ConAgra Foods, Inc. Amended and Restated Voluntary Deferred Compensation Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.3 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended November 23, 2008

**10.4.1
Amendment One dated December 3, 2009 to the ConAgra Foods, Inc. Amended and Restated Voluntary Deferred Compensation Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.1 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended February 28, 2010

**10.4.2
Amendment Two dated November 29, 2010 to ConAgra Foods, Inc. Amended and Restated Voluntary Deferred Compensation Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.3 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended February 27, 2011

**10.4.3
Amendment Three dated March 6, 2013 to ConAgra Foods, Inc. Amended and Restated Voluntary Deferred Compensation Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.1 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended February 24, 2013

**10.4.4	Amendment Four dated May 21, 2013 to ConAgra Foods, Inc. Amended and Restated Voluntary Deferred Compensation Plan (January 1, 2009 Restatement)

**10.5	ConAgra Foods 1990 Stock Plan, incorporated herein by reference to Exhibit 10.6 of ConAgra Foods' annual report on Form 10-K for the fiscal year ended May 29, 2005

**10.6	ConAgra Foods 1995 Stock Plan, incorporated herein by reference to Exhibit 10.7 of ConAgra Foods' annual report on Form 10-K for the fiscal year ended May 29, 2005

**10.7	ConAgra Foods 2000 Stock Plan, incorporated herein by reference to Exhibit 10.8 of ConAgra Foods' annual report on Form 10-K for the fiscal year ended May 29, 2005

**10.8
Amendment dated May 2, 2002 to ConAgra Foods Stock Plans and other Plans, incorporated herein by reference to Exhibit 10.10 of ConAgra Foods' annual report on Form 10-K for the fiscal year ended May 26, 2002

**10.9	ConAgra Foods 2006 Stock Plan, incorporated herein by reference to Exhibit 10.10 of ConAgra Foods' annual report on Form 10-K for the fiscal year ended May 28, 2006

**10.9.1
Form of Stock Option Agreement for Non-Employee Directors (ConAgra Foods 2006 Stock Plan), incorporated herein by reference to Exhibit 10.1 of ConAgra Foods' current report on Form 8-K dated October 3, 2006

**10.9.2
Form of Stock Option Agreement for Employees (ConAgra Foods 2006 Stock Plan), incorporated herein by reference to Exhibit 10.25 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended November 26, 2006

**10.9.3
Form of Restricted Stock Award Agreement (ConAgra Foods 2006 Stock Plan), incorporated herein by reference to Exhibit 10.26 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended November 26, 2006

**10.9.4
Form of Restricted Stock Unit Agreement (ConAgra Foods 2006 Stock Plan), incorporated herein by reference to Exhibit 10.27 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended November 26, 2006

**10.9.4.1
Amendment One to Restricted Stock Unit Agreement (ConAgra Foods 2006 Stock Plan), incorporated herein by reference to Exhibit 10.12 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended November 23, 2008

**10.9.5
Form of Restricted Stock Unit Agreement (ConAgra Foods 2006 Stock Plan) (Post-July 2007), incorporated herein by reference to Exhibit 10.13 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended November 23, 2008

**10.10	ConAgra Foods 2009 Stock Plan, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods' current report on Form 8-K dated September 28, 2009

**10.10.1
Form of Stock Option Agreement (ConAgra Foods 2009 Stock Plan) for Non-Employee Directors under the ConAgra Foods 2009 Stock Plan, incorporated herein by reference to Exhibit 10.5 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended August 30, 2009

**10.10.2	Form of Stock Option Agreement (ConAgra Foods 2009 Stock Plan), incorporated herein by reference to Exhibit 10.4 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended August 30, 2009

**10.10.3
Form of Stock Option Agreement for certain named executive officers (ConAgra Foods 2009 Stock Plan), incorporated herein by reference to Exhibit 10.6 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended August 30, 2009

**10.10.4
Form of Restricted Stock Unit Agreement (ConAgra Foods 2009 Stock Plan), incorporated herein by reference to Exhibit 10.1 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended August 26, 2012

**10.10.4.1
Form of Restricted Stock Unit Agreement (ConAgra Foods 2009 Stock Plan) (Choice Program), incorporated herein by reference to Exhibit 10.1 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended August 29, 2010

**10.10.4.2
Form of Restricted Stock Unit Agreement (ConAgra Foods 2009 Stock Plan) (Choice Program-post November 2010), incorporated herein by reference to Exhibit 10.5 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended February 27, 2011

**10.10.5
Form of Restricted Stock Unit Agreement for stock settled RSUs (ConAgra Foods 2009 Stock Plan post July 2012), incorporated herein by reference to Exhibit 10.1 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended August 26, 2012

**10.10.6	Form of Restricted Stock Unit Agreement (ConAgra Foods 2009 Stock Plan) (Ralcorp Transaction)

**10.10.7
Form of Restricted Stock Unit Agreement for Non-Employee Directors (ConAgra Foods 2009 Stock Plan), incorporated herein by reference to Exhibit 10.2 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended August 26, 2012

**10.10.8
Form of Restricted Stock Unit Agreement for Non-Employee Directors (ConAgra Foods 2009 Stock Plan) (post July 2012), incorporated herein by reference to Exhibit 10.2 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended August 26, 2012

**10.11	ConAgra Foods Executive Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10.2 of ConAgra Foods' current report on Form 8-K dated September 28, 2009

**10.12
ConAgra Foods, Inc. 2008 Performance Share Plan, effective July 16, 2008, incorporated herein by reference to Exhibit 10.3 of ConAgra Foods' quarterly report on Form 10-Q for quarter ended August 24, 2008

**10.13
ConAgra Foods, Inc. Deferred Compensation Plan Requirements dated December 10, 2010, incorporated herein by reference to Exhibit 10.7 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended February 27, 2011

**10.14
Form of Amended and Restated Change of Control Agreement between ConAgra Foods and its executives (pre September 2011), incorporated herein by reference to Exhibit 10.14 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended November 23, 2008

**10.14.1
Form of Change of Control Agreement between ConAgra Foods and its executives (post September 2011), incorporated herein by reference to Exhibit 10.1 of ConAgra Foods' quarterly report on Form 10-Q for the Quarter Ended November 27, 2011

**10.15	Form of Executive Time Sharing Agreement, incorporated herein by reference to Exhibit 10.5 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended November 25, 2007

**10.16
Amended and Restated Employment Agreement between ConAgra Foods and Gary M. Rodkin, incorporated herein by reference to Exhibit 10.15 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended November 23, 2008

**10.17	Stock Option Agreement between ConAgra Foods and Gary M. Rodkin incorporated herein by reference to Exhibit 10.2 of ConAgra Foods' current report on Form 8-K dated August 31, 2005

**10.18
Consulting Agreement made by and between ConAgra Foods, Inc. and Robert F. Sharpe, Jr. effective May 30, 2011, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods' quarterly report on Form 10-Q for the Quarter Ended August 28, 2011

**10.19
Letter Agreement between ConAgra Foods and Andre Hawaux, dated October 9, 2006, incorporated herein by reference to Exhibit 10.24 of ConAgra Foods' annual report on Form 10-K for the fiscal year ended May 27, 2007

**10.20
Letter Agreement between ConAgra Foods, Inc. and Brian L. Keck dated September 7, 2010, as amended, incorporated herein by reference to Exhibit 10.2 of ConAgra Foods' quarterly report on Form 10-Q for the Quarter Ended August 28, 2011

**10.21	Letter Agreement between ConAgra Foods, Inc. and Paul Maass dated May 16, 2013

**10.22
Transition and Severance Agreement between ConAgra Foods, Inc. and Pete Perez dated December 31, 2009, incorporated herein by reference to Exhibit 10.3 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended February 28, 2010

**10.23
Amendment No. 1 to Stock Option Agreement between ConAgra Foods, Inc. and Peter M. Perez dated December 31, 2009 (2004 Options), incorporated herein by reference to Exhibit 10.4 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended February 28, 2010

**10.24
Amendment No. 1 to Stock Option Agreement between ConAgra Foods, Inc. and Peter M. Perez dated December 31, 2009 (2009 Options), incorporated herein by reference to Exhibit 10.5 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended February 28, 2010

**10.25	Summary of Non-Employee Director Compensation Program for the 2013 Plan Year,

10.26
Credit Agreement, dated as of September 14, 2011, by and among ConAgra Foods, Inc., JP Morgan Chase Bank, N.A., as administrative agent and a lender, Bank of America, N.A., as syndication agent and a lender, and the other financial institutions party thereto, incorporated herein by reference to Exhibit 10.2 of ConAgra Foods' quarterly report on Form 10-Q for the Quarter Ended November 27, 2011

10.26.1
Amendment No. 1 to the Revolving Credit Agreement, entered into as of December 21, 1012, among ConAgra Foods, Inc., JPMorgan Chase Bank, N.A., as administrative agent and a lender and the other financial institutions party thereto, incorporated herein by reference to Exhibit 10.3 of ConAgra Foods' Current Report on Form 8-K filed December 27, 2012

10.27
Bridge Loan Agreement, entered into as of December 21, 2012, among ConAgra Foods, Inc. and Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, as sole lead arranger and sole bookrunner, and the other financial institutions party thereto, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods' Current Report on Form 8-K filed December 27, 2012

10.28
Term Loan Agreement, entered into as of December 21, 2012, among ConAgra Foods, Inc. and Bank of America, N.A., as administrative agent, JPMorgan Bank, N.A., as syndication agent and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, as sole lead arranger and sole bookrunner, and the other financial institutions party thereto, incorporated herein by reference to Exhibit 10.2 of ConAgra Foods' Current Report on Form 8-K filed December 27, 2012

10.29
Registration Rights Agreement dated January 31, 2013 by and between ConAgra Foods, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods' Current Report on Form 8-K filed February 4, 2013

10.30
Contribution and Equity Interest Purchase Agreement by and among ConAgra Foods, Inc., ConAgra Foods Food Ingredients Company, Inc., Freebird I LLC, Freebird II LLC, Freebird Holdings, LLC and Freebird Intermediate Holdings, LLC, dated as of March 27, 2008, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods' current report on Form 8-K dated March 27, 2008

12	Statement regarding computation of ratio of earnings to fixed charges

21	Subsidiaries of ConAgra Foods, Inc.

23	Consent of KPMG LLP

24	Powers of Attorney

31.1	Section 302 Certificate

31.2	Section 302 Certificate

32.1	Section 906 Certificates

101.1
The following materials from ConAgra Foods' Annual Report on Form 10-K for the year ended May 27, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Common Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

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