Form 10-Q
period 2013-11-24
CONAGRA FOODS INC /DE/
filed 2013-12-31
CIK 23217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________________
FORM 10-Q
 ______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 24, 2013
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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of issuer’s common stock, as of November 24, 2013, was 420,406,577.

Part I. FINANCIAL INFORMATION		1
Item 1	Financial Statements	1
	Unaudited Condensed Consolidated Statements of Earnings for the Thirteen and Twenty-six Weeks ended November 24, 2013 and November 25, 2012	1
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Thirteen and Twenty-six Weeks ended November 24, 2013 and November 25, 2012	2
	Unaudited Condensed Consolidated Balance Sheets as of November 24, 2013 and May 26, 2013	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Thirteen and Twenty-six Weeks ended November 24, 2013 and November 25, 2012	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4	Controls and Procedures	40
Part II. OTHER INFORMATION		41
Item 1	Legal Proceedings	41
Item 1A	Risk Factors	41
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 6	Exhibits	42
Signatures		43
Exhibit Index
Exhibit 10.1
Exhibit 12
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 101.1

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions except per share amounts)
(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	November 24, 2013	November 25, 2012	November 24, 2013	November 25, 2012
Net sales	$4,713.9	$3,727.2	$8,911.4	$7,029.5
Costs and expenses:
Cost of goods sold	3,699.2	2,865.6	7,065.8	5,299.3
Selling, general and administrative expenses	572.7	493.8	1,132.1	944.3
Interest expense, net	95.4	53.4	191.0	102.7
Income from continuing operations before income taxes and equity method investment earnings	346.6	314.4	522.5	683.2
Income tax expense	117.9	109.7	151.8	233.5
Equity method investment earnings	5.3	12.8	9.4	20.4
Income from continuing operations	234.0	217.5	380.1	470.1
Income (loss) from discontinued operations, net of tax	18.4	(1.0)	19.5	(1.4)
Net income	$252.4	$216.5	$399.6	$468.7
Less: Net income attributable to noncontrolling interests	3.7	4.9	6.6	7.0
Net income attributable to ConAgra Foods, Inc.	$248.7	$211.6	$393.0	$461.7
Earnings per share — basic
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$0.55	$0.52	$0.89	$1.14
Income (loss) from discontinued operations attributable to ConAgra Foods, Inc. common stockholders	0.04	—	0.04	(0.01)
Net income attributable to ConAgra Foods, Inc. common stockholders	$0.59	$0.52	$0.93	$1.13
Earnings per share — diluted
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$0.54	$0.52	$0.87	$1.12
Income (loss) from discontinued operations attributable to ConAgra Foods, Inc. common stockholders	0.04	(0.01)	0.05	—
Net income attributable to ConAgra Foods, Inc. common stockholders	$0.58	$0.51	$0.92	$1.12
Cash dividends declared per common share	$0.25	$0.25	$0.50	$0.49
See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	November 24, 2013	November 25, 2012	November 24, 2013	November 25, 2012
Net income	$252.4	$216.5	$399.6	$468.7
Other comprehensive income (loss):
Net derivative adjustment, net of tax	(6.2)	(0.3)	39.4	(3.0)
Unrealized gains on available-for-sale securities, net of tax	0.3	—	0.4	—
Unrealized currency translation gains (losses)	10.0	3.8	(21.0)	18.6
Pension and postretirement healthcare liabilities, net of tax	1.4	0.2	1.2	1.1
Comprehensive income	257.9	220.2	419.6	485.4
Comprehensive income (loss) attributable to noncontrolling interests	5.8	4.8	(3.3)	6.9
Comprehensive income attributable to ConAgra Foods, Inc.	$252.1	$215.4	$422.9	$478.5
See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions except share data)
(unaudited)

	November 24, 2013	May 26, 2013
ASSETS
Current assets
Cash and cash equivalents	$192.7	$183.9
Receivables, less allowance for doubtful accounts of $7.2 and $7.6	1,415.1	1,286.2
Inventories	2,776.1	2,390.3
Prepaid expenses and other current assets	371.7	515.6
Current assets held for sale	—	3.8
Total current assets	4,755.6	4,379.8
Property, plant and equipment	7,502.7	7,209.3
Less accumulated depreciation	(3,570.4)	(3,358.9)
Property, plant and equipment, net	3,932.3	3,850.4
Goodwill	8,455.9	8,444.1
Brands, trademarks and other intangibles, net	3,355.9	3,418.1
Other assets	286.7	293.5
Noncurrent assets held for sale	—	19.4
	$20,786.4	$20,405.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable	$233.7	$185.0
Current installments of long-term debt	584.9	517.9
Accounts payable	1,783.7	1,501.6
Accrued payroll	179.2	287.2
Other accrued liabilities	948.0	909.6
Total current liabilities	3,729.5	3,401.3
Senior long-term debt, excluding current installments	8,575.2	8,691.0
Subordinated debt	195.9	195.9
Other noncurrent liabilities	2,724.1	2,754.1
Total liabilities	15,224.7	15,042.3
Commitments and contingencies (Note 13)
Common stockholders' equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 567,907,172	2,839.7	2,839.7
Additional paid-in capital	1,017.5	1,006.2
Retained earnings	5,311.4	5,129.5
Accumulated other comprehensive loss	(166.2)	(196.1)
Less treasury stock, at cost, 147,500,595 and 148,442,086 common shares	(3,530.2)	(3,514.9)
Total ConAgra Foods, Inc. common stockholders' equity	5,472.2	5,264.4
Noncontrolling interests	89.5	98.6
Total stockholders' equity	5,561.7	5,363.0
	$20,786.4	$20,405.3
See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Twenty-six weeks ended
	November 24, 2013	November 25, 2012
Cash flows from operating activities:
Net income	$399.6	$468.7
Income (loss) from discontinued operations	19.5	(1.4)
Income from continuing operations	380.1	470.1
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	292.4	185.3
Asset impairment charges	14.8	4.6
Earnings of affiliates less than (in excess of) distributions	1.3	(5.4)
Share-based payments expense	32.1	27.8
Contributions to pension plans	(10.1)	(10.1)
Pension expense	(4.5)	11.4
Other items	(4.9)	(11.1)
Change in operating assets and liabilities excluding effects of business acquisitions and dispositions:
Accounts receivable	(133.8)	(109.9)
Inventory	(385.7)	(333.7)
Deferred income taxes and income taxes payable, net	106.6	(2.8)
Prepaid expenses and other current assets	65.3	19.7
Accounts payable	270.0	226.1
Accrued payroll	(107.9)	(13.3)
Other accrued liabilities	40.1	21.8
Net cash flows from operating activities — continuing operations	555.8	480.5
Net cash flows from operating activities — discontinued operations	(0.1)	(1.9)
Net cash flows from operating activities	555.7	478.6
Cash flows from investing activities:
Additions to property, plant and equipment	(332.2)	(179.1)
Sale of property, plant and equipment	12.1	3.9
Purchase of businesses, net of cash acquired	(39.6)	(268.6)
Investment in equity method investee	—	(1.5)
Net cash flows from investing activities — continuing operations	(359.7)	(445.3)
Net cash flows from investing activities — discontinued operations	54.7	(1.3)
Net cash flows from investing activities	(305.0)	(446.6)
Cash flows from financing activities:
Net short-term borrowings	48.7	(40.0)
Issuance of long-term debt	—	743.0
Repayment of long-term debt	(50.7)	(34.2)
Repurchase of ConAgra Foods, Inc. common shares	(100.0)	(238.6)
Cash dividends paid	(210.4)	(195.3)
Exercise of stock options and issuance of other stock awards	70.3	102.9
Other items	0.8	1.5
Net cash flows from financing activities	(241.3)	339.3
Effect of exchange rate changes on cash and cash equivalents	(0.6)	2.5
Net change in cash and cash equivalents	8.8	373.8
Cash and cash equivalents at beginning of period	183.9	103.0
Cash and cash equivalents at end of period	$192.7	$476.8
See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Twenty-six Weeks ended November 24, 2013 and November 25, 2012
(columnar dollars in millions except per share amounts)
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
The following details the income tax expense (benefit) on components of other comprehensive income (loss):

	Thirteen weeks ended		Twenty-six weeks ended
	November 24, 2013	November 25, 2012	November 24, 2013	November 25, 2012
Net derivative adjustment	$(3.6)	$(0.1)	$23.3	$(1.7)
Unrealized gains on available-for-sale securities	0.1	—	0.2	—
Pension and postretirement healthcare liabilities	0.7	0.1	0.7	0.6
	$(2.8)	$—	$24.2	$(1.1)

The following table summarizes the reclassifications from accumulated other comprehensive loss into income for the thirteen weeks and twenty-six weeks ended November 24, 2013:

	Amount reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Condensed Consolidated Statement of Earnings
	Thirteen weeks ended	Twenty-six weeks ended
Net derivative adjustment
Fair value hedges	$0.1	$0.2	Interest expense, net
Cash flow hedges	(0.1)	(0.1)	Interest expense, net
	—	0.1	Total before tax
	—	—	Income tax benefit
	$—	$0.1	Net of tax
Amortization of pension and other postretirement benefits:
Net prior service cost	$(0.9)	$(1.7)	Selling, general and administrative expenses
Net actuarial losses	1.7	3.3	Selling, general and administrative expenses
	0.8	1.6	Total before tax
	(0.3)	(0.6)	Income tax benefit
	$0.5	$1.0	Net of tax
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
Recently Issued Accounting Standards — In July 2013, the FASB issued Accounting Standards Update ("ASU") 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists", which states that entities should present the unrecognized tax benefit as a reduction of the deferred tax asset for a net operating loss ("NOL") or similar tax loss or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the NOL or other carryforward under the tax law. No new disclosures are necessary. This ASU will be effective for the first interim reporting period in fiscal 2015.

2. ACQUISITIONS
In September 2013, we acquired frozen dessert production assets from Harlan Bakeries for $39.6 million in cash. The purchase included machinery, operating systems, warehousing/storage, and other assets associated with making frozen fruit pies, cream pies, pastry shells, and loaf cakes. This business is included in the Consumer Foods segment.
In January 2013, we acquired Ralcorp Holdings, Inc. ("Ralcorp"). The total amount of consideration paid in connection with the acquisition was approximately $4.75 billion, net of cash acquired, plus assumed liabilities. We funded the merger consideration with existing cash on hand, borrowings under a new $1.5 billion senior unsecured Term Loan Facility (the "Term Loan Facility"), and net proceeds from the issuance of new senior notes and common stock. The results from our Ralcorp acquisition are reflected within our Consumer Foods, Commercial Foods, and Private Brands segments.
The following table summarizes the preliminary estimated fair values of the Ralcorp assets acquired and liabilities assumed at the acquisition date. The fair values of the assets and liabilities related to Ralcorp are subject to refinement as we complete our analyses relative to the fair values at the date of acquisition. Changes that have occurred since initial allocation have not been retrospectively applied, as the impact on reported results would not have been material.

January 29, 2013
Assets acquired:
Cash and cash equivalents	$320.7
Other current assets	914.7
Property, plant and equipment	982.0
Goodwill	4,374.8
Brands, trademarks and other intangibles	2,167.3
Other assets	27.7
Total assets acquired	$8,787.2
Liabilities assumed:
Current liabilities	$619.7
Noncurrent liabilities	3,096.6
Total liabilities assumed	$3,716.3
Net assets acquired	$5,070.9
As a result of the Ralcorp acquisition, we recognized a total of $4.37 billion of goodwill and $2.17 billion of brands, trademarks and other intangibles. Amortizable brands, trademarks and other intangibles totaled $2.03 billion. Indefinite lived brands, trademarks and other intangibles totaled $134.1 million. Of the total goodwill, $397.0 million is deductible for tax purposes. We completed our allocation of goodwill to the new operating segments in the second quarter of fiscal 2014. The allocation of goodwill to Private Brands, Consumer Foods, and Commercial Foods was $3.53 billion, $512.0 million, and $334.6 million, respectively.
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
The following unaudited pro forma financial information presents the combined results of operations as if the acquisitions of Ralcorp and the P.F. Chang's and Bertolli brands' frozen meal business (collectively, the "acquirees") had occurred at the beginning of the fiscal year acquired and the preceding year. The acquirees' pre-acquisition results have been added to ConAgra Foods' historical results. The pro forma results contained in the table below include adjustments for amortization of acquired intangibles and depreciation expense, as well as related income taxes.
These pro forma results may not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

	Thirteen weeks ended	Twenty-six weeks ended
	November 25, 2012	November 25, 2012
Pro forma net sales	$4,834.6	$9,225.7
Pro forma net income from continuing operations	$186.9	$469.6
Pro forma net income from continuing operations per share—basic	$0.46	$1.16
Pro forma net income from continuing operations per share—diluted	$0.45	$1.14

3. DISCONTINUED OPERATIONS
Lightlife® Operations
In the second quarter of fiscal 2014, we completed the sale of the assets of the Lightlife® business for $54.7 million in cash. This business produced and sold vegetarian-based burgers, hot dogs, and other meatless frozen and refrigerated items. The results of this business were previously reflected in the Consumer Foods segment. We reflected the results of these operations as discontinued operations for all periods presented. We recognized a pre-tax gain of $32.1 million ($19.8 million after-tax) on the sale of this business, which is classified as discontinued operations in the second quarter of fiscal 2014. The assets of the discontinued Lightlife business have been reclassified as assets held for sale within our condensed consolidated balance sheets for all periods presented prior to divestiture.
The summary comparative financial results of discontinued operations were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	November 24, 2013	November 25, 2012	November 24, 2013	November 25, 2012
Net sales	$2.0	$8.2	$11.2	$17.8
Income (loss) from operations of discontinued operations before income taxes	32.7	(1.6)	34.4	(2.3)
Income tax expense (benefit)	14.3	(0.6)	14.9	(0.9)
Income (loss) from discontinued operations, net of tax	$18.4	$(1.0)	$19.5	$(1.4)
The assets classified as held for sale reflected in our condensed consolidated balance sheets were as follows:

May 26, 2013
Inventories	$3.8
Current assets held for sale	$3.8
Property, plant and equipment, net	$8.8
Goodwill	6.6
Brands, trademarks and other intangibles, net	4.0
Noncurrent assets held for sale	$19.4

4. RESTRUCTURING ACTIVITIES
Supply Chain and Administrative Efficiency Plan
We are continuing to evaluate a plan for the integration of Ralcorp and related restructuring activities and on December 18, 2013, our Board of Directors approved an expansion of the scope of the plan we previously referred to as the Ralcorp Related Restructuring Plan to include steps to optimize the entire organization’s supply chain network and improve selling, general and administrative effectiveness and efficiencies, which we now refer to as the Supply Chain and Administrative Efficiency Plan (the “SCAE Plan”), including an initial phase of the SCAE Plan (the “Initial Phase”) and related expenses for the Initial Phase. Although we remain unable to make good faith estimates relating to the entire SCAE Plan, we are reporting on actions included in the Initial Phase. This reporting addresses the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have or will result in cash outflows. As a part of the Initial Phase, we expect to take actions to, among other things, continue the ongoing integration and restructuring of the operations of Ralcorp, optimize manufacturing assets in the newly created Private Brands segment, and optimize the Company’s dry distribution and mixing centers. In connection with the Initial Phase, we expect to incur approximately $200.0 million of charges, which includes $155.0 million of cash charges and $45.0 million of non-cash charges.

We anticipate that we will recognize the following pre-tax expenses associated with the Initial Phase of the SCAE Plan (amounts include charges recognized in fiscal year 2013 and the first two quarters of fiscal year 2014):

	Consumer Foods	Corporate	Private Brands	Total
Multi-employer pension costs	$—	$11.2	$—	$11.2
Other cost of goods sold	3.1	—	4.9	8.0
Total cost of goods sold	$3.1	$11.2	$4.9	$19.2
Severance and related costs	$3.5	$30.5	$13.8	$47.8
Property relocation	15.8	—	29.3	45.1
Fixed asset impairment / Loss on disposal	—	—	39.3	39.3
Gain on sale of asset	—	—	(0.9)	(0.9)
Other selling, general and administrative expenses	11.1	2.1	36.3	49.5
Total selling, general and administrative expenses	$30.4	$32.6	$117.8	$180.8
Consolidated total	$33.5	$43.8	$122.7	$200.0
During the second quarter of fiscal 2014, we recognized the following pre-tax expenses for the SCAE Plan:

	Consumer Foods	Corporate	Private Brands	Total
Cost of goods sold	$(0.1)	$—	$—	$(0.1)
Severance and related costs	$0.6	$6.3	$—	$6.9
Consulting	—	0.3	0.2	0.5
Total selling, general and administrative expenses	$0.6	$6.6	$0.2	$7.4
Consolidated total	$0.5	$6.6	$0.2	$7.3
During the first half of fiscal 2014, we recognized the following pre-tax expenses for the SCAE Plan:

	Consumer Foods	Corporate	Private Brands	Total
Cost of goods sold	$0.2	$—	$—	$0.2
Severance and related costs	$0.6	$13.3	$—	$13.9
Consulting	—	0.3	0.2	0.5
Total selling, general and administrative expenses	$0.6	$13.6	$0.2	$14.4
Consolidated total	$0.8	$13.6	$0.2	$14.6
All of these charges have resulted or will result in cash outflows.
We recognized the following cumulative (plan inception to November 24, 2013) pre-tax expenses related to the SCAE Plan in our condensed consolidated statement of earnings:

	Consumer Foods	Corporate	Private Brands	Total
Multi-employer pension costs	$—	$11.2	$—	$11.2
Other cost of goods sold	0.2	—	—	0.2
Total cost of goods sold	$0.2	$11.2	$—	$11.4
Severance and related costs	$0.6	$30.5	$—	$31.1
Consulting	—	0.3	0.2	0.5
Total selling, general and administrative expenses	$0.6	$30.8	$0.2	$31.6
Consolidated total	$0.8	$42.0	$0.2	$43.0
All of these charges have resulted or will result in cash outflows.

Liabilities recorded for the SCAE Plan and changes therein for the first half of fiscal 2014 were as follows:

	Balance at May 26, 2013	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Balance at November 24, 2013
Severance	$17.2	$13.9	$(11.2)	$19.9
Multi-employer pension and related costs	11.2	0.7	(0.3)	11.6
Total	$28.4	$14.6	$(11.5)	$31.5
Acquisition-related Restructuring Costs
During fiscal 2012, we started incurring costs in connection with actions taken to attain synergies when integrating businesses acquired prior to the third quarter of fiscal 2013. These costs, collectively referred to as "acquisition-related restructuring costs", include severance and other costs associated with consolidating facilities and administrative functions. In connection with the acquisition-related restructuring costs, we incurred pre-tax cash and non-cash charges of $17.3 million ($14.8 million in the Consumer Foods segment and $2.5 million in Corporate expenses) cumulatively since inception. In the second quarter and first half of fiscal 2014, we incurred $2.4 million and $3.3 million, respectively, in the Consumer Foods segment, primarily representing costs related to losses on the sale of buildings. In the second quarter and first half of fiscal 2013, we recognized charges of $2.2 million and $4.0 million, respectively, in relation to the acquisition-related restructuring costs. The acquisition-related restructuring costs are substantially complete.
Administrative Efficiency Plan
In August 2011, we made a decision to reorganize our Consumer Foods sales function and certain other administrative functions within our Commercial Foods and Corporate reporting segments. These actions, collectively referred to as the "Administrative Efficiency Plan", were intended to improve the efficiency and effectiveness of the affected sales and administrative functions. In connection with the Administrative Efficiency Plan, we have incurred pre-tax cash and non-cash charges of $18.7 million ($13.8 million in the Consumer Foods segment, $1.0 million in the Commercial Foods segment, and $3.9 million in Corporate expenses), primarily for severance and costs of employee relocation. In the second quarter and first half of fiscal 2013, we recognized charges of $0.9 million and $1.5 million, respectively, in relation to the Administrative Efficiency Plan. At the end of fiscal 2013, the Administrative Efficiency Plan was substantially complete.
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
Ralcorp Pre-acquisition Restructuring Plans
At the time of its acquisition, Ralcorp had certain initiatives underway designed to optimize its manufacturing and distribution networks. We refer to these actions and the related costs as "Ralcorp Pre-acquisition Restructuring Plans". These plans consist of projects that involve, among other things, the exit of certain manufacturing facilities. We expect to incur $4.2 million of charges that have resulted or will result in cash outflows of $2.5 million and non-cash charges of $1.7 million associated with the Ralcorp Pre-acquisition Restructure Plans. We have recognized cumulative (plan inception to November 24, 2013) pre-tax expenses of $3.9 million related to the Ralcorp Pre-acquisition Restructuring Plans. In the second quarter and first half of fiscal 2014, we recognized charges of $1.3 million and $2.6 million, respectively.

5. LONG-TERM DEBT
During the second quarter of fiscal 2014, we repurchased $43.0 million of 4.65% senior notes due in 2043 prior to maturity, resulting in a net gain of $2.4 million.
Net interest expense consists of:

	Thirteen weeks ended		Twenty-six weeks ended
	November 24, 2013	November 25, 2012	November 24, 2013	November 25, 2012
Long-term debt	$99.4	$55.3	$199.1	$106.9
Short-term debt	0.5	0.1	0.8	0.3
Interest income	(0.7)	(0.7)	(1.3)	(1.5)
Interest capitalized	(3.8)	(1.3)	(7.6)	(3.0)
	$95.4	$53.4	$191.0	$102.7
Net interest expense for the second quarter and first half of fiscal 2014 was reduced by $2.4 million and $4.7 million, respectively, due to the impact of interest rate swap contracts entered into in the fourth quarter of fiscal 2010. Our net interest expense for the second quarter and first half of fiscal 2013 was reduced by $2.3 million and $4.5 million, respectively, due to the impact of the interest rate swap contracts. The interest rate swaps effectively changed our interest rates on the senior long-term debt instruments maturing in fiscal 2012 and 2014 from fixed to variable. During the second quarter of fiscal 2011, we terminated the interest rate swap contracts and received proceeds of $31.5 million. The cumulative adjustment to the fair value of the debt instruments that were hedged (the effective portion of the hedge) is being amortized as a reduction of interest expense over the remaining lives of the debt instruments (through fiscal 2014).
As a result of our acquisition of Ralcorp, the senior unsecured notes issued in exchange for senior notes issued by Ralcorp of $716.0 million and the senior notes issued by Ralcorp that remain outstanding of $33.9 million were recorded at fair value. The combined fair value adjustment on these notes was $163.8 million and is being amortized within interest expense over the life of the respective notes. Our net interest expense for the second quarter and first half of fiscal 2014 was reduced by $1.8 million and $3.4 million, respectively, as a result of this amortization.

6. VARIABLE INTEREST ENTITIES
Variable Interest Entities Consolidated
We own a 49.99% interest in Lamb Weston BSW, LLC ("Lamb Weston BSW"), a potato processing venture with Ochoa Ag Unlimited Foods, Inc. ("Ochoa"). We provide all sales and marketing services to Lamb Weston BSW. Under certain circumstances, we could be required to compensate Ochoa for lost profits resulting from significant production shortfalls ("production shortfalls"). Commencing on June 1, 2018, or on an earlier date under certain circumstances, we have a contractual right to purchase the remaining equity interest in Lamb Weston BSW from Ochoa (the "call option"). We are currently subject to a contractual obligation to purchase all of Ochoa's equity investment in Lamb Weston BSW at the option of Ochoa (the "put option"). The purchase prices under the call option and the put option (the "options") are based on the book value of Ochoa's equity interest at the date of exercise, as modified by an agreed-upon rate of return for the holding period of the investment balance. The agreed-upon rate of return varies depending on the circumstances under which any of the options are exercised. As of November 24, 2013, the price at which Ochoa had the right to put its equity interest to us was $41.9 million. This amount is presented within other noncurrent liabilities in our condensed consolidated balance sheets. We have determined that Lamb Weston BSW is a variable interest entity and that we are the primary beneficiary of the entity. Accordingly, we consolidate the financial statements of Lamb Weston BSW.
We hold a promissory note from Lamb Weston BSW, the balance of which was $36.1 million at November 24, 2013. The promissory note is due in December 2015. The promissory note is currently accruing interest at a rate of LIBOR plus 200 basis points with a floor of 3.25%. In addition, as of November 24, 2013, we provided lines of credit of up to $15.0 million to Lamb Weston BSW. Borrowings under the lines of credit bear interest at a rate of LIBOR plus 200 basis points with a floor of 3.25%. The amounts owed by Lamb Weston BSW to the Company are not reflected in our condensed consolidated balance sheets, as they are eliminated in consolidation.
Our variable interests in Lamb Weston BSW include an equity investment in the venture, the options, the promissory note, certain fees paid to us by Lamb Weston BSW for sales and marketing services, the contingent obligation related to production shortfalls, and the lines of credit advanced to Lamb Weston BSW. Our maximum exposure to loss as a result of our involvement with this venture is equal to our equity investment in the venture, the balance of the promissory note extended to the venture, the amount, if any, advanced under the lines of credit, and the amount, if any, by which the put option exercise price exceeds the fair value of the noncontrolling interest in Lamb Weston BSW upon its exercise. Also, in the event of a production shortfall, we could be required to compensate Ochoa for lost profits. It is not possible to determine the maximum exposure to losses from the potential exercise of the put option or from potential production shortfalls. However, we do not expect to incur material losses resulting from these potential exposures.
Due to the consolidation of this variable interest entity, we reflected in our condensed consolidated balance sheets:

	November 24, 2013	May 26, 2013
Cash and cash equivalents	$10.5	$8.9
Receivables, less allowance for doubtful accounts	24.4	16.4
Inventories	1.4	1.4
Prepaid expenses and other current assets	0.1	0.4
Property, plant and equipment, net	53.5	54.8
Goodwill	18.8	18.8
Brands, trademarks and other intangibles, net	7.1	7.5
Total assets	$115.8	$108.2
Accounts payable	$9.6	$8.9
Accrued payroll	0.6	0.6
Other accrued liabilities	0.7	0.7
Other noncurrent liabilities (minority interest)	34.1	30.7
Total liabilities	$45.0	$40.9
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
We hold a 50% interest in Lamb Weston RDO, a potato processing venture. We provide all sales and marketing services to Lamb Weston RDO. We receive a fee for these services based on a percentage of the net sales of the venture. We reflect the value of our ownership interest in this venture in other assets in our condensed consolidated balance sheets, based upon the equity method of accounting. The balance of our investment was $14.6 million and $15.2 million at November 24, 2013 and May 26, 2013, respectively, representing our maximum exposure to loss as a result of our involvement with this venture. The capital structure of Lamb Weston RDO includes owners' equity of $29.1 million and term borrowings from banks of $43.4 million as of November 24, 2013. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this venture.
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

7. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
The change in the carrying amount of goodwill for the first half of fiscal 2014 was as follows:

	Consumer Foods	Commercial Foods	Private Brands	Total
Balance as of May 26, 2013	$3,760.5	$857.4	$3,826.2	$8,444.1
Currency translation and purchase accounting adjustments	(16.2)	0.5	27.5	11.8
Balance as of November 24, 2013	$3,744.3	$857.9	$3,853.7	$8,455.9
Other identifiable intangible assets were as follows:

	November 24, 2013		May 26, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$1,134.6	$—	$1,139.7	$—
Amortizing intangible assets	2,399.8	178.5	2,400.4	122.0
	$3,534.4	$178.5	$3,540.1	$122.0
Non-amortizing intangible assets are comprised of brands and trademarks.
Amortizing intangible assets, carrying a weighted average life of approximately 23 years, are principally composed of customer relationships, licensing arrangements, and intellectual property. Based on amortizing assets recognized in our condensed consolidated balance sheet as of November 24, 2013, amortization expense is estimated to average $110.1 million for each of the next five years.

8. DERIVATIVE FINANCIAL INSTRUMENTS
Our operations are exposed to market risks from adverse changes in commodity prices affecting the cost of raw materials and energy, foreign currency exchange rates, and interest rates. In the normal course of business, these risks are managed through a variety of strategies, including the use of derivatives.
Commodity and commodity index futures and option contracts are used from time to time to economically hedge commodity input prices on items such as natural gas, vegetable oils, proteins, packaging materials, dairy, grains, and electricity. Generally, we economically hedge a portion of our anticipated consumption of commodity inputs for periods of up to 36 months. We may enter into longer-term economic hedges on particular commodities, if deemed appropriate. As of November 24, 2013, we had economically hedged certain portions of our anticipated consumption of commodity inputs using derivative instruments with expiration dates through June 2015.
In order to reduce exposures related to changes in foreign currency exchange rates, we enter into forward exchange, option, or swap contracts from time to time for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of November 24, 2013, we had economically hedged certain portions of our foreign currency risk in anticipated transactions using derivative instruments with expiration dates through July 2017.
From time to time, we may use derivative instruments, including interest rate swaps, to reduce risk related to changes in interest rates. This includes, but is not limited to, hedging against increasing interest rates prior to the issuance of long-term debt and hedging the fair value of our senior long-term debt.
Derivatives Designated as Cash Flow Hedges
We have entered into interest rate swap contracts to hedge the interest rate risk related to our forecasted issuance of long-term debt in 2014 (based on the anticipated refinancing of the senior long-term debt maturing at that time). We designated these interest rate swaps as cash flow hedges of the forecasted interest payments related to this debt issuance. The pre-tax unrealized loss associated with these derivatives, which is deferred in accumulated other comprehensive loss at November 24, 2013 was $41.8 million.

The net notional amount of these interest rate derivatives at November 24, 2013 was $500.0 million. Hedge ineffectiveness for cash flow hedges may impact net earnings when a change in the value of a hedge does not entirely offset the change in the value of the underlying hedged item. We do not exclude any component of the hedging instrument’s gain or loss when assessing ineffectiveness. The ineffectiveness associated with derivatives designated as cash flow hedges from continuing operations was not material to our results of operations in any period presented.
During fiscal 2013, we entered into interest rate swap contracts to hedge a portion of the interest rate risk related to our issuance of long-term debt to help finance the acquisition of Ralcorp. We settled these contracts during the third quarter of fiscal 2013 resulting in a deferred gain of $4.2 million on senior notes maturing in 2043 and a deferred loss of $2.0 million on senior notes maturing in 2023, both recognized in other comprehensive income. These amounts are being amortized as a component of net interest expense over the lives of the related debt instruments. The unamortized amounts of the deferred gain and deferred loss at November 24, 2013 were $4.2 million and $1.9 million, respectively.
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
During fiscal 2011, we terminated the interest rate swap contracts and received proceeds of $31.5 million. The cumulative adjustment to the fair value of the debt instruments being hedged is included in long-term debt and is being amortized as a reduction of interest expense over the remaining lives of the debt instruments (through fiscal 2014). At November 24, 2013, the unamortized amount was $3.8 million.
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
All derivative instruments are recognized on the balance sheets at fair value (refer to Note 16 for additional information related to fair value measurements). The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. In accordance with generally accepted accounting principles, we offset certain derivative asset and liability balances, as well as certain amounts representing rights to reclaim cash collateral and obligations to return cash collateral, where master netting agreements provide for legal right of setoff. At November 24, 2013 and May 26, 2013, amounts representing a right to reclaim cash collateral of $4.6 million and $10.2 million, respectively, were included in prepaid expenses and other current assets in our condensed consolidated balance sheets.
Derivative assets and liabilities and amounts representing a right to reclaim cash collateral or obligation to return cash collateral were reflected in our condensed consolidated balance sheets as follows:

	November 24, 2013	May 26, 2013
Prepaid expenses and other current assets	$57.1	$78.6
Other accrued liabilities	84.7	137.9
The following table presents our derivative assets and liabilities, at November 24, 2013, on a gross basis, prior to the offsetting of $15.6 million to total derivative assets and $20.2 million to total derivative liabilities where legal right of setoff existed:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Prepaid expenses and other current assets	$4.6	Other accrued liabilities	$46.4
Total derivatives designated as hedging instruments		$4.6		$46.4
Commodity contracts	Prepaid expenses and other current assets	$48.8	Other accrued liabilities	$55.0
Foreign exchange contracts	Prepaid expenses and other current assets	18.3	Other accrued liabilities	3.5
Other	Prepaid expenses and other current assets	1.0	Other accrued liabilities	—
Total derivatives not designated as hedging instruments		$68.1		$58.5
Total derivatives		$72.7		$104.9
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

The location and amount of gains (losses) from derivatives not designated as hedging instruments in our condensed consolidated statements of earnings were as follows:

Derivatives Not Designated as Hedging Instruments	Location in Condensed Consolidated Statement of Earnings of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized on Derivatives in Condensed Consolidated Statement of Earnings for the Thirteen Weeks Ended
		November 24, 2013	November 25, 2012
Commodity contracts	Net sales	$(1.0)	$—
Commodity contracts	Cost of goods sold	2.7	7.1
Foreign exchange contracts	Cost of goods sold	2.1	5.4
Commodity contracts	Selling, general and administrative expense	—	(0.1)
Foreign exchange contracts	Selling, general and administrative expense	0.6	(0.5)
Total gain from derivative instruments not designated as hedging instruments		$4.4	$11.9

Derivatives Not Designated as Hedging Instruments	Location in Condensed Consolidated Statement of Earnings of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized on Derivatives in Condensed Consolidated Statement of Earnings for the Twenty-six Weeks Ended
		November 24, 2013	November 25, 2012
Commodity contracts	Net sales	$(2.0)	$(0.7)
Commodity contracts	Cost of goods sold	17.4	126.3
Foreign exchange contracts	Cost of goods sold	0.9	1.3
Commodity contracts	Selling, general and administrative expense	—	0.1
Foreign exchange contracts	Selling, general and administrative expense	1.2	(6.5)
Total gain from derivative instruments not designated as hedging instruments		$17.5	$120.5
As of November 24, 2013, our open commodity contracts had a notional value (defined as notional quantity times market value per notional quantity unit) of $1.8 billion and $2.0 billion for purchase and sales contracts, respectively. As of May 26, 2013, our open commodity contracts had a notional value of $1.8 billion and $1.5 billion for purchase and sales contracts, respectively. The notional amount of our foreign currency forward and cross currency swap contracts as of November 24, 2013 and May 26, 2013 was $348.6 million and $359.0 million, respectively.
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
At November 24, 2013, the maximum amount of loss due to the credit risk of the counterparties, had the counterparties failed to perform according to the terms of the contracts, was $51.9 million.

9. SHARE-BASED PAYMENTS
For the second quarter and first half of fiscal 2014, we recognized total stock-based compensation expense (including stock options, restricted stock units, cash-settled restricted stock units, and performance shares) of $14.9 million and $32.1 million, respectively. For the second quarter and first half of fiscal 2013, we recognized total stock-based compensation expense of $14.7 million and $27.8 million, respectively. For the first half of fiscal 2014, we granted 0.8 million restricted stock units at a weighted average grant date price of $36.53, 0.8 million cash-settled restricted stock units at a weighted average grant date price of $36.89, 3.6 million stock options at a weighted average exercise price of $36.87, and 0.4 million performance shares at a weighted average grant date price of $35.05.

Performance shares are granted to selected executives and other key employees with vesting contingent upon meeting various Company-wide performance goals. The performance goals for the performance periods ending in fiscal 2014 and 2015 are based upon our operating cash flow return on operations, a measure of operating cash flow as a percentage of invested capital and revenue growth measured over a defined performance period, and revenue growth. The performance goals for the performance period ending in fiscal 2016 are based upon our earnings before interest, taxes, depreciation, and amortization ("EBITDA") return on capital measured over the defined performance period and revenue growth. The awards actually earned will range from zero to two hundred twenty percent of the targeted number of performance shares for each of the performance periods. A payout equal to 25% of approved target incentive is required to be paid out if we achieve a threshold level of cash flow return on operations for the performance periods ending in fiscal 2014 and 2015, and a threshold level of EBITDA return on capital for the performance period ending in fiscal 2016. Awards, if earned, will be paid in shares of our common stock. Subject to limited exceptions set forth in the performance share plan, any shares earned will be distributed at the end of the performance period. The value of the performance shares is adjusted based upon the market price of our common stock at the end of each reporting period and amortized as compensation expense over the vesting period.
The weighted average Black-Scholes assumptions for stock options granted during the first half of fiscal 2014 were as follows:

Expected volatility (%)	21.13
Dividend yield (%)	3.24
Risk-free interest rate (%)	1.37
Expected life of stock option (years)	4.91
The weighted average value of stock options granted during the first half of fiscal 2014 was $4.71 per option based upon a Black-Scholes methodology.

10. EARNINGS PER SHARE
Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock unit awards, and other dilutive securities.
The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	Thirteen weeks ended		Twenty-six weeks ended
	November 24, 2013	November 25, 2012	November 24, 2013	November 25, 2012
Net income available to ConAgra Foods, Inc. common stockholders:
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$230.3	$212.6	$373.5	$463.1
Income (loss) from discontinued operations, net of tax, attributable to ConAgra Foods, Inc. common stockholders	18.4	(1.0)	19.5	(1.4)
Net income attributable to ConAgra Foods, Inc. common stockholders	$248.7	$211.6	$393.0	$461.7
Less: Increase in redemption value of noncontrolling interests in excess of earnings allocated	0.4	0.4	0.8	0.8
Net income available to ConAgra Foods, Inc. common stockholders	$248.3	$211.2	$392.2	$460.9
Weighted average shares outstanding:
Basic weighted average shares outstanding	421.1	405.9	421.0	406.5
Add: Dilutive effect of stock options, restricted stock unit awards, and other dilutive securities	5.9	5.8	6.5	5.3
Diluted weighted average shares outstanding	427.0	411.7	427.5	411.8
For the second quarter and first half of fiscal 2014, there were 3.6 million and 2.6 million stock options outstanding, respectively, that were excluded from the computation of shares contingently issuable upon the exercise of stock options because exercise prices exceeded the average market value of our common stock during the period. For the second quarter and first half of fiscal 2013, there were 4.9 million and 12.0 million stock options, respectively, excluded from the calculation.

11. INVENTORIES
The major classes of inventories were as follows:

	November 24, 2013	May 26, 2013
Raw materials and packaging	$873.5	$733.2
Work in process	183.9	118.0
Finished goods	1,577.8	1,398.9
Supplies and other	140.9	140.2
Total	$2,776.1	$2,390.3

12. INCOME TAXES
Our income tax expense from continuing operations for the second quarter of fiscal 2014 and 2013 was $117.9 million and $109.7 million, respectively. Income tax expense from continuing operations for the first half of fiscal 2014 and 2013 was $151.8 million and $233.5 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) from continuing operations was approximately 34% and 29% for the second quarter and first half of fiscal 2014, respectively, and 34% and 33% for the second quarter and first half of 2013, respectively. The decrease in the effective tax rate is primarily due to a change in estimate related to the tax methods used for certain international sales, a change in deferred state tax rates relating to the integration of Ralcorp activity for tax purposes, and settlement of a tax issue in Mexico that was previously reserved.
The amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $100.4 million as of November 24, 2013 and $100.0 million as of May 26, 2013. Included in the balance was $8.0 million as of both November 24, 2013 and May 26, 2013, for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. Any associated interest and penalties imposed would affect the tax rate. The gross unrecognized tax benefits excluded related liabilities for gross interest and penalties of $30.2 million and $30.4 million as of November 24, 2013 and May 26, 2013, respectively.
The net amount of unrecognized tax benefits at November 24, 2013 and May 26, 2013 that, if recognized, would impact the Company's effective tax rate was $65.0 million and $61.8 million, respectively. Recognition of these tax benefits would have a favorable impact on the Company's effective tax rate.
We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by up to $8.0 million over the next twelve months due to various federal, state, and foreign audit settlements and the expiration of statutes of limitations.

13. CONTINGENCIES
In fiscal 1991, we acquired Beatrice Company ("Beatrice"). As a result of the acquisition and the significant pre-acquisition contingencies of the Beatrice businesses and its former subsidiaries, our condensed consolidated post-acquisition financial statements reflect liabilities associated with the estimated resolution of these contingencies. These include various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by us. The litigation includes suits against a number of lead paint and pigment manufacturers, including ConAgra Grocery Products Company (“ConAgra Grocery Products”) and the Company as alleged successors to W. P. Fuller Co., a lead paint and pigment manufacturer owned and operated by Beatrice until 1967. Although decisions favorable to us have been rendered in Rhode Island, New Jersey, Wisconsin, and Ohio, we remain a defendant in active suits in Illinois and California. The Illinois suit seeks class-wide relief in the form of medical monitoring for elevated levels of lead in blood. In California, a number of cities and counties have joined in a consolidated action seeking abatement of the alleged public nuisance. A trial of the California case concluded in the Superior Court of California for the County of Santa Clara on September 23, 2013, and on December 16, 2013, the court issued a proposed statement of decision (the “proposed decision”) against ConAgra Grocery Products, a wholly owned subsidiary of the Company, and two other defendants. The proposed decision orders the creation of a California abatement fund in the amount of $1.1 billion. Proposed liability is joint and several. The Company disagrees with this outcome and believes ConAgra Grocery Products did not inherit any liabilities of

W. P. Fuller Co. The Company will continue to vigorously defend itself in this case and will appeal the decision. The Company expects the appeal process will last several years. The absence of any linkage between ConAgra Grocery Products and W. P. Fuller Co. is a critical issue that the Company will continue to advance throughout the appeals process. It is not possible to estimate exposure in this case or the remaining case in Illinois (which is based on different legal theories). If ultimately necessary, the Company will look to its insurance policies for coverage; its carriers are on notice. However, the Company cannot absolutely assure that the final resolution of this matter will not a have a material adverse effect on its financial condition, results of operations, or liquidity.
The environmental proceedings associated with Beatrice include litigation and administrative proceedings involving Beatrice's status as a potentially responsible party at 36 Superfund, proposed Superfund, or state-equivalent sites. These sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. Beatrice has paid or is in the process of paying its liability share at 34 of these sites. Reserves for these matters have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The reserves for Beatrice-related environmental matters totaled $62.6 million as of November 24, 2013, a majority of which relates to the Superfund and state-equivalent sites referenced above. We expect expenditures for Beatrice-related environmental matters to continue for up to 18 years.
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

We guarantee certain leases and other commercial obligations resulting from the 2002 divestiture of our fresh beef and pork operations. The remaining terms of these arrangements do not exceed two years and the maximum amount of future payments we have guaranteed was $6.8 million as of November 24, 2013.
We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At November 24, 2013, the amount of supplier loans we have effectively guaranteed was $21.9 million. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.
We were a party to a supply agreement with an onion processing company where we had guaranteed, under certain conditions, repayment of a secured loan (the "Secured Loan") of this onion supplier to the onion supplier's lender. The amount of our guarantee was $25.0 million. During the fourth quarter of fiscal 2012, we received notice from the lender that the onion supplier had defaulted on the Secured Loan and we exercised our option to purchase the Secured Loan from the lender for $40.8 million, thereby assuming first-priority secured rights to the underlying collateral for the amount of the Secured Loan, and canceling our guarantee. The onion supplier filed for bankruptcy during the fourth quarter of fiscal 2012. During the second quarter of fiscal 2013, we acquired ownership and all rights to the Secured Loan's collateral, consisting of agricultural land and a processing facility. During the third quarter of fiscal 2013, we recognized an impairment charge of $10.2 million in our Commercial Foods segment to reduce the carrying amount of these assets to their estimated fair value based upon updated appraisals. During the second quarter of fiscal 2014, we recognized an additional impairment charge of $8.9 million in our Commercial Foods segment to reduce the carrying amount of the plant assets to their estimated fair value based upon expected sales proceeds. Based on our estimate of the value of the land and processing facility, we expect to recover the remaining carrying value through our sale of these assets.
Federal income tax credits were generated related to our sweet potato production facility in Delhi, Louisiana. Third parties invested in certain of these income tax credits. We have guaranteed these third parties the face value of these income tax credits over their statutory lives, through fiscal 2017, in the event that the income tax credits are recaptured or reduced. The face value of the income tax credits was $21.2 million as of November 24, 2013. We believe the likelihood of the recapture or reduction of the income tax credits is remote, and therefore we have not established a liability in connection with this guarantee.
We are a party to a number of lawsuits and claims arising out of our ongoing business operations. Among these, there are lawsuits, claims, and matters related to the February 2007 recall of our peanut butter products. Among the matters outstanding during fiscal 2014 related to the peanut butter recall is an ongoing investigation by the U.S. Attorney's office in Georgia and the Consumer Protection Branch of the Department of Justice. In fiscal 2011, we received formal requests from the U.S. Attorney's office in Georgia seeking a variety of records and information related to the operations of our peanut butter manufacturing facility in Sylvester, Georgia. These requests relate to the June 2007 execution of a search warrant at our facility following the February 2007 recall. During fiscal 2013 and 2012, we recognized charges of $7.5 million and $17.5 million, respectively, in connection with this matter. We have been and continue to be engaged in ongoing discussions with the U.S. Attorney's office and the Department of Justice in regard to the investigation. We are pursuing a negotiated resolution, which we believe will likely involve a misdemeanor criminal disposition under the Food, Drug & Cosmetics Act. We believe that we have adequate reserves to cover potential financial exposure for this matter.
In addition to the investigation noted above, we were previously engaged in litigation against an insurance carrier to recover our settlement expenditures and defense costs associated with the peanut butter recall. During fiscal 2009, we recognized a charge of $24.8 million in connection with the insurance coverage dispute. During the fourth quarter of fiscal 2013, we reached a settlement on the insurance dispute, pursuant to which we were paid $25.0 million, in addition to retaining the defense costs previously reimbursed to us. We recognized the $25.0 million in income as a reduction to selling, general and administrative expenses during the fourth quarter of fiscal 2013.
In June 2009, an accidental explosion occurred at our manufacturing facility in Garner, North Carolina. This facility was the primary production facility for our Slim Jim® branded meat snacks. In June 2009, the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives announced its determination that the explosion was the result of an accidental natural gas release, and not a deliberate act. During the fourth quarter of fiscal 2011, we settled our property and business interruption claims related to the Garner accident with our insurance providers. During the fourth quarter of fiscal 2011, Jacobs Engineering Group Inc., our engineer and project manager at the site, filed a declaratory judgment action against us seeking indemnity for personal injury claims brought against it as a result of the accident. In the first quarter of fiscal 2012, our motion for summary judgment was granted and the suit was dismissed without prejudice on the basis that the suit was filed prematurely. We will continue to defend this action vigorously. Any exposure in this case is expected to be limited to the applicable insurance deductible.

In April 2010, an accidental explosion occurred at our flour milling facility in Chester, Illinois. Two employees of a subcontractor and one employee of the primary contractor, Westside Salvage ("Westside"), on the site at the time of the accident suffered injuries. Suit was initiated against Westside and the Company for personal injury claims. During the first quarter of fiscal 2013, a jury in Federal Court sitting in East St. Louis, Illinois, returned a verdict against the Company and Westside and in favor of the three employees. The verdict was in the amount of $77.5 million in compensatory damages apportioned between the Company and Westside and $100.0 million in punitive damages against the Company. Post-trial motions were filed by the Company and the trial court reduced the punitive award by approximately $7 million. We filed an appeal with the Seventh Federal Circuit Court of Appeals on the verdict and the damages in the third quarter of fiscal 2013 and continue to vigorously defend ourselves. Any exposure in this case is expected to be limited to the applicable insurance deductible, for which an amount of $3 million was accrued in a prior period.
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
After taking into account liabilities recognized for all of the foregoing matters, management believes the ultimate resolution of such matters should not have a material adverse effect on our financial condition, results of operations, or liquidity. It is reasonably possible that a change in one of the estimates of the foregoing matters may occur in the future and, as noted, while unlikely, the lead paint matter could result in a material final judgment. Costs of legal services associated with the foregoing matters are recognized in earnings as services are provided.

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
Components of pension benefit and other postretirement benefit costs included:

	Pension Benefits
	Thirteen weeks ended		Twenty-six weeks ended
	November 24, 2013	November 25, 2012	November 24, 2013	November 25, 2012
Service cost	$22.2	$20.1	$44.5	$40.3
Interest cost	37.8	36.6	75.6	73.2
Expected return on plan assets	(63.2)	(52.2)	(126.4)	(104.5)
Amortization of prior service cost	0.9	0.8	1.8	1.6
Curtailment loss	—	—	—	0.8
Benefit cost — Company plans	(2.3)	5.3	(4.5)	11.4
Pension benefit cost — multi-employer plans	3.6	2.2	6.7	4.3
Total benefit cost	$1.3	$7.5	$2.2	$15.7

	Postretirement Benefits
	Thirteen weeks ended		Twenty-six weeks ended
	November 24, 2013	November 25, 2012	November 24, 2013	November 25, 2012
Service cost	$0.2	$0.1	$0.4	$0.2
Interest cost	2.4	2.5	4.8	5.0
Amortization of prior service cost	(1.8)	(2.1)	(3.6)	(4.2)
Recognized net actuarial loss	1.7	1.5	3.4	3.0
Total cost	$2.5	$2.0	$5.0	$4.0
During the second quarter and first half of fiscal 2014, we contributed $5.6 million and $10.1 million, respectively, to our pension plans and contributed $5.2 million and $10.5 million, respectively, to our other postretirement plans. Based upon the current funded status of the plans and the current interest rate environment, we anticipate making further contributions of approximately $7.2 million to our pension plans for the remainder of fiscal 2014. We anticipate making further contributions of $15.5 million to our other postretirement plans during the remainder of fiscal 2014. These estimates are based on current tax laws, plan asset performance, and liability assumptions, which are subject to change.

15. STOCKHOLDERS' EQUITY
The following table presents a reconciliation of our stockholders' equity accounts for the twenty-six weeks ended November 24, 2013:

	ConAgra Foods, Inc. Stockholders' Equity
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at May 26, 2013	567.9	$2,839.7	$1,006.2	$5,129.5	$(196.1)	$(3,514.9)	$98.6	$5,363.0
Stock option and incentive plans			12.1	(0.5)		84.7		96.3
Currency translation adjustment					(11.1)		(9.9)	(21.0)
Issuance of treasury shares								—
Repurchase of common shares						(100.0)		(100.0)
Unrealized gain on securities					0.4			0.4
Derivative adjustment, net of reclassification adjustment					39.4			39.4
Activities of noncontrolling interests			(0.8)				0.8	—
Pension and postretirement healthcare benefits					1.2			1.2
Dividends declared on common stock; $0.50 per share				(210.6)				(210.6)
Net income attributable to ConAgra Foods, Inc.				393.0				393.0
Balance at November 24, 2013	567.9	$2,839.7	$1,017.5	$5,311.4	$(166.2)	$(3,530.2)	$89.5	$5,561.7

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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of November 24, 2013:

	Level 1	Level 2	Level 3	Net Value
Assets:
Derivative assets	$5.2	$51.9	$—	$57.1
Available-for-sale securities	2.5	—	—	2.5
Deferred compensation assets	6.8	—	—	6.8
Total assets	$14.5	$51.9	$—	$66.4
Liabilities:
Derivative liabilities	$—	$84.7	$—	$84.7
Deferred compensation liabilities	41.3	—	—	41.3
Total liabilities	$41.3	$84.7	$—	$126.0
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
During the second quarter of fiscal 2014, the $19.7 million carrying amount of the processing facility (level 3 asset) acquired from an onion supplier was written-down to its fair value of $10.8 million, resulting in an impairment charge of $8.9 million, which is included in selling, general and administrative expenses in the Commercial Foods segment (see Note 13). The fair value measurement used to determine the impairment was based upon expected sales price.
The carrying amount of long-term debt (including current installments) was $9.4 billion as of November 24, 2013 and May 26, 2013. Based on current market rates, the fair value of this debt (level 2 liabilities) at November 24, 2013 and May 26, 2013, was estimated at $9.8 billion and $10.2 billion, respectively.

17. BUSINESS SEGMENTS AND RELATED INFORMATION
As a result of the Ralcorp acquisition, we implemented organizational changes during the second quarter of fiscal 2014 that resulted in new reporting segments. We now report our operations in three reporting segments: Consumer Foods, Commercial Foods, and Private Brands. We believe that this new operating structure will enhance our focus on profitability, coordinated business execution, and resource allocation across our products. Prior periods have been reclassified to conform to the new segment presentation. Prior to this change in organizational structure, we had four operating and reportable segments.
The Consumer Foods reporting segment includes branded food products, which are sold in various retail channels, principally in North America. The products include a variety of categories (meals, entrees, condiments, sides, snacks, and desserts) across frozen, refrigerated, and shelf-stable temperature classes. The Consumer Foods reporting segment no longer includes results for store brands (store brands are now part of the recently created Private Brands segment) or foodservice (the foodservice business is now part of the Commercial Foods segment). The Consumer Foods reporting segment now includes international sales which were previously part of the Ralcorp Food Group segment.
The Commercial Foods reporting segment principally includes commercially branded and private brand foods and ingredients, which are sold primarily to foodservice, food manufacturing, and industrial customers. The segment's primary products include: specialty potato products, milled grain ingredients, and a variety of vegetable products, seasonings, blends, and flavors, which are sold under brands such as ConAgra Mills®, Lamb Weston®, and Spicetec Flavors & Seasonings®, as well as frozen bakery and ingredient products. The Commercial Foods reporting segment now includes foodservice results which were previously part of the Consumer Foods segment and frozen bakery foodservice results which were previously part of the Ralcorp Frozen Bakery Products segment.
The Private Brands reporting segment principally includes private brand and customized food products that are sold in various retail channels, primarily in North America. The products include a variety of categories including: cereal products; snacks, sauces, and spreads; pasta; and frozen bakery products. The Private Brands reporting segment is newly created and includes a significant portion of the results of the former Ralcorp businesses and the store brands results which were previously part of the Consumer Foods segment.
We do not aggregate operating segments when determining our reporting segments.
Intersegment sales have been recorded at amounts approximating market. Operating profit for each of the segments is based on net sales less all identifiable operating expenses. General corporate expense, net interest expense, and income taxes have been excluded from segment operations.

	Thirteen weeks ended		Twenty-six weeks ended
	November 24, 2013	November 25, 2012	November 24, 2013	November 25, 2012
Net sales
Consumer Foods	$2,016.1	$2,023.5	$3,665.5	$3,690.3
Commercial Foods	1,574.0	1,526.3	3,107.9	2,988.9
Private Brands	1,123.8	177.4	2,138.0	350.3
Total net sales	$4,713.9	$3,727.2	$8,911.4	$7,029.5
Operating profit
Consumer Foods	$288.9	$256.7	$456.0	$465.4
Commercial Foods	169.2	194.7	330.3	355.7
Private Brands	89.4	7.0	156.4	13.9
Total operating profit	$547.5	$458.4	$942.7	$835.0
Equity method investment earnings
Consumer Foods	$0.5	$0.5	$0.9	$0.6
Commercial Foods	4.8	12.3	8.5	19.8
Total equity method investment earnings	$5.3	$12.8	$9.4	$20.4
Operating profit plus equity method investment earnings
Consumer Foods	$289.4	$257.2	$456.9	$466.0
Commercial Foods	174.0	207.0	338.8	375.5
Private Brands	89.4	$7.0	156.4	13.9
Total operating profit plus equity method investment earnings	$552.8	$471.2	$952.1	$855.4
General corporate expense	$105.5	$90.6	$229.2	$49.1
Interest expense, net	95.4	53.4	191.0	102.7
Income tax expense	117.9	109.7	151.8	233.5
Income from continuing operations	$234.0	$217.5	$380.1	$470.1
Less: Net income attributable to noncontrolling interests	3.7	4.9	6.6	7.0
Income from continuing operations attributable to ConAgra Foods, Inc.	$230.3	$212.6	$373.5	$463.1

Presentation of Derivative Gains (Losses) for Economic Hedges of Forecasted Cash Flows in Segment Results
Derivatives used to manage commodity price risk and foreign currency risk are not designated for hedge accounting treatment. We believe these derivatives provide economic hedges of certain forecasted transactions. As such, these derivatives (except those related to our milling operations, see Note 8) are recognized at fair market value with realized and unrealized gains and losses recognized in general corporate expenses. The gains and losses are subsequently recognized in the operating results of the reporting segments in the period in which the underlying transaction being economically hedged is included in earnings.
The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen weeks ended		Twenty-six weeks ended
	November 24, 2013	November 25, 2012	November 24, 2013	November 25, 2012
Net derivative gains (losses) incurred	$(11.1)	$(12.0)	$(28.6)	$108.2
Less: Net derivative gains (losses) allocated to reporting segments	(2.0)	4.1	1.2	(5.9)
Net derivative gains (losses) recognized in general corporate expenses	$(9.1)	$(16.1)	$(29.8)	$114.1
Net derivative gains (losses) allocated to Consumer Foods	$(0.6)	$6.1	$1.3	$2.9
Net derivative gains (losses) allocated to Commercial Foods	(0.8)	(2.1)	1.2	(8.2)
Net derivative gains (losses) allocated to Private Brands	(0.6)	0.1	(1.3)	(0.6)
Net derivative gains (losses) included in segment operating profit	$(2.0)	$4.1	$1.2	$(5.9)
As of November 24, 2013, the cumulative amount of net derivative losses from economic hedges that had been recognized in Corporate and not yet allocated to reporting segments was $38.9 million. This amount reflected net losses of $29.8 million incurred during the twenty-six weeks ended November 24, 2013, as well as net losses of $9.1 million incurred prior to fiscal 2014. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify losses of $22.4 million and $16.5 million to segment operating results in fiscal 2014 and 2015 and thereafter, respectively.
Other Information
Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for 18% and 17% of consolidated net sales in the second quarter and first half of fiscal 2014, respectively, and 18% in both the second quarter and first half of 2013, primarily in the Consumer Foods and Private Brands segments.
Wal-Mart Stores, Inc. and its affiliates accounted for approximately 15% of consolidated net receivables as of both November 24, 2013 and May 26, 2013, primarily in the Consumer Foods and Private Brands segments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current views and assumptions of future events and financial performance and are subject to uncertainty and changes in circumstances. We undertake no responsibility for updating these statements. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These factors include, among other things: our ability to realize the synergies and benefits contemplated by the acquisition of Ralcorp Holdings, Inc ("Ralcorp") and our ability to promptly and effectively integrate the business of Ralcorp; the timing to consummate the potential joint venture combining the flour milling businesses of ConAgra Foods, Cargill, Incorporated ("Cargill"), and CHS Inc. ("CHS") and our ability to realize synergies and benefits contemplated by the potential joint venture; the availability and prices of raw materials, including any negative effects caused by inflation or adverse weather conditions; the effectiveness of our product pricing, including any pricing actions and changes in promotional strategies; the ultimate outcome of litigation, including the lead paint matter; future economic circumstances; industry conditions; our ability to execute our operating and restructuring plans; the success of our cost savings initiatives, and innovation and marketing investments; the competitive environment; operating efficiencies; the ultimate impact of any product recalls; access to capital; actions of governments and regulatory factors affecting our businesses, including the Patient Protection and Affordable Care Act; the amount and timing of repurchases of our common stock and debt, if any; and other risks described in our reports filed with the Securities and Exchange Commission. We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report.
The following discussion should be read together with our condensed consolidated financial statements and related notes contained in this report and with the financial statements, related notes, and Management's Discussion & Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended May 26, 2013. Results for the second quarter and first half of fiscal 2014 are not necessarily indicative of results that may be attained in the future.
Fiscal 2014 Second Quarter Executive Overview
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
On March 5, 2013, we announced an agreement with Cargill, CHS, and HM Luxembourg, a Luxembourg Société à responsabilité limitée, pursuant to which the Company, Cargill, and CHS (collectively, the "Owners”) agreed to form a joint venture, which at closing will be known as "Ardent Mills".  Ardent Mills will combine the North American flour milling operations and related businesses operated through our ConAgra Mills division and the Horizon Milling joint venture of Cargill and CHS. Immediately following the closing of the transaction, Ardent Mills will be operated by an independent management team. ConAgra Foods and Cargill will each own 44% of Ardent Mills, and CHS will own 12%. Ardent Mills will be required to make cash distributions to the Owners on at least a semi-annual basis in proportion to each owner's ownership interest. The amount of these cash distributions will, in general, be at least equal to 50% of the cash generated by Ardent Mills and available for distribution, as reasonably determined by the boards of Ardent Mills and its operating subsidiaries, and taking into account working capital and other similar needs. On November 25, 2013, the Company updated expectations for the transaction to close in the first quarter of calendar year 2014, subject to the satisfaction of closing conditions. The Company previously expected the transaction to close late in calendar year 2013. Until the closing, the Owners will continue to operate their respective milling businesses as independent businesses.

Diluted earnings per share in the second quarter of fiscal 2014 were $0.58, including $0.54 per diluted share from continuing operations and $0.04 per diluted share from discontinued operations. Diluted earnings (loss) per share in the second quarter of fiscal 2013 were $0.51, including $0.52 per diluted share from continuing operations and $(0.01) per diluted share from discontinued operations. Diluted earnings per share in the first half of fiscal 2014 were $0.92, including $0.87 per diluted share from continuing operations and $0.05 per diluted share from discontinued operations. Diluted earnings per share in the first half of fiscal 2013 were $1.12. Several significant items affect the comparability of year-over-year results of continuing operations (see “Items Impacting Comparability” below).
Items Impacting Comparability
Segment presentation of gains and losses from derivatives used for economic hedging of anticipated commodity input costs and economic hedging of foreign currency exchange rate risks of anticipated transactions is discussed in the segment review below.
Items of note impacting comparability for the second quarter of fiscal 2014 included the following:

•	charges of $16.2 million ($10.2 million after-tax) in support of our integration of the former Ralcorp business,

•	charges of $11.0 million ($6.9 million after-tax) under our restructuring plans,

•	a charge of $8.9 million ($5.5 million after-tax) in connection with the impairment of certain assets received in connection with the bankruptcy of an onion supplier,

•	$7.3 million ($4.5 million after-tax) of transaction-related costs, and

•
a charge of $3.4 million ($2.6 million after-tax) reflecting the write-off of our share of actuarial losses in excess of 10% of the pension liability for an international potato venture, classified within equity method investment earnings.

Items of note impacting comparability for the second quarter of fiscal 2013 included the following:

•	$12.6 million ($11.3 million after-tax) of transaction-related costs and

•	charges of $3.8 million ($2.4 million after-tax) under our restructuring plans.
Items of note impacting comparability for the first half of fiscal 2014 included the following:

•	charges of $32.8 million ($20.7 million after-tax) in support of our integration of the former Ralcorp business,

•	charges of $20.5 million ($13.1 million after-tax) under our restructuring plans,

•	$18.2 million ($11.3 million after-tax) of transaction-related costs,

•	a charge of $8.9 million ($5.5 million after-tax) in connection with the impairment of certain assets received in connection with the bankruptcy of an onion supplier,

•
a charge of $3.4 million ($2.6 million after-tax) reflecting the write-off of our share of actuarial losses in excess of 10% of the pension liability for an international potato venture, classified within equity method investment earnings, and

•
an income tax benefit of $22.4 million, from a change in estimate related to the tax methods used for certain international sales, a change in deferred state tax rates relating to the integration of Ralcorp activity for tax purposes, and settlement of a tax issue in Mexico that was previously reserved.

Items of note impacting comparability for the first half of fiscal 2013 included the following:

•	$17.3 million ($14.2 million after-tax) of transaction-related costs,

•	charges of $10.0 million ($6.2 million after-tax) under our restructuring plans, and

•	a charge of $7.5 million ($7.5 million after-tax) in connection with legal matters associated with the 2007 peanut butter recall.
Acquisitions
In September 2013, we acquired frozen dessert production assets from Harlan Bakeries for $39.6 million in cash. The purchase included machinery, operating systems, warehousing/storage, and other assets associated with making frozen fruit pies, cream pies, pastry shells, and loaf cakes. This business is included in the Consumer Foods segment.
In January 2013, we acquired Ralcorp for approximately $5.07 billion ($4.75 billion, net of cash acquired, plus assumed liabilities). Ralcorp manufactures private brands of products including: ready-to-eat and hot cereals; nutritional and cereal bars; snack mixes, corn-based chips, and other snack products; crackers and cookies; snack nuts; peanut butter; preserves and jellies; syrups; dressings; frozen griddle products, including: pancakes, waffles, and French toast; frozen biscuits and other frozen pre-

baked products such as breads and rolls; frozen and refrigerated dough products; and dry pasta and frozen pasta meals. The results of operations of the Ralcorp business are included in all three of our reporting segments.
In August 2012, we acquired the P.F. Chang's® and Bertolli® brands frozen meal business from Unilever for $266.9 million in cash. This business is included in the Consumer Foods segment.
Divestitures
In September 2013, we completed the sale of the assets of the Lightlife® business for $54.7 million in cash. We reflected the results of these operations as discontinued operations for all periods presented. We recognized a pre-tax gain of $32.1 million ($19.8 million after-tax) on the sale of this business, which is classified as discontinued operations in the second quarter of fiscal 2014.
Restructuring Plans
We are continuing to evaluate a plan for the integration of Ralcorp and related restructuring activities and on December 18, 2013, our Board of Directors approved an expansion of the scope of the plan to include steps to optimize the entire organization’s supply chain network and improve selling, general and administrative effectiveness and efficiencies, referred to as the Supply Chain and Administrative Efficiency Plan (the “SCAE Plan”), including an initial phase of the SCAE Plan (the “Initial Phase”) and related expenses for the Initial Phase. This plan was previously referred to as the Ralcorp Related Restructuring Plan. Although we remain unable to make good faith estimates relating to the entire SCAE Plan, we are reporting on actions included in the Initial Phase and the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have or will result in cash outflows. As a part of the Initial Phase, we expect to take actions to, among other things, continue the ongoing integration and restructuring of the operations of Ralcorp, optimize manufacturing assets in the newly created Private Brands segment, and optimize the Company’s dry distribution and mixing centers. In connection with the Initial Phase of the SCAE Plan we expect to incur approximately $200.0 million of charges, which includes $155.0 million of cash charges and $45.0 million of non-cash charges. In the second quarter and first half of fiscal 2014, we recognized charges of $7.3 million and $14.6 million, respectively, in relation to the SCAE Plan.
During fiscal 2012, we started incurring costs in connection with actions taken to attain synergies when integrating businesses acquired prior to the third quarter of fiscal 2013. These costs, collectively referred to as "acquisition-related restructuring costs", include severance and other costs associated with consolidating facilities and administrative functions. In connection with the acquisition-related restructuring costs, we incurred charges of $17.3 million ($10.9 million of which were cash charges) cumulatively since inception. In the second quarter and first half of fiscal 2014, we recognized charges of $2.4 million and $3.3 million, respectively, primarily representing costs related to losses on the sale of buildings. In the second quarter and first half of fiscal 2013, we recognized charges of $2.2 million and $4.0 million, respectively, in relation to the acquisition-related restructuring costs. The acquisition-related restructuring costs are substantially complete.
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
Prior to our acquisition of Ralcorp, the management of Ralcorp had initiated certain activities designed to optimize Ralcorp's manufacturing and distribution networks. We refer to these actions and the related costs as the "Ralcorp Pre-acquisition Restructuring Plans". These plans involve, among other things, the exit of certain manufacturing facilities. We expect to incur $4.2 million of charges ($2.5 million of which have resulted or will result in cash outflows) associated with the Ralcorp Pre-acquisition Restructuring Plans. We have recognized cumulative (plan inception to November 24, 2013) pre-tax expenses of $3.9 million related to the Ralcorp Pre-acquisition Restructuring Plans. In the second quarter and first half of fiscal 2014, we recognized charges of $1.3 million and $2.6 million, respectively, in relation to the Ralcorp Pre-acquisition Restructuring Plans. For activities initiated after our acquisition of Ralcorp, refer to the SCAE Plan.

SEGMENT REVIEW

As a result of the Ralcorp acquisition, we implemented organizational changes during the second quarter of fiscal 2014 that resulted in new reporting segments. We now report our operations in three reporting segments: Consumer Foods, Commercial

Foods, and Private Brands. Historical amounts have been reclassified to conform to the new segment presentation. We believe that this new operating structure will enhance our focus on profitability, coordinated business execution, and resource allocation across our products. Prior to this change in organizational structure, we had four operating and reportable segments.
Consumer Foods
The Consumer Foods reporting segment includes branded food products, which are sold in various retail channels, principally in North America. The products include a variety of categories (meals, entrees, condiments, sides, snacks, and desserts) across frozen, refrigerated, and shelf-stable temperature classes.
The Consumer Foods reporting segment no longer includes results for store brands (store brands are now part of the recently created Private Brands segment) or foodservice (the foodservice business is now part of the Commercial Foods segment). The Consumer Foods reporting segment now includes international sales which were previously part of the Ralcorp Food Group segment.
Commercial Foods
The Commercial Foods reporting segment principally includes commercially branded and private brand foods and ingredients, which are sold primarily to foodservice, food manufacturing, and industrial customers. The segment's primary products include: specialty potato products, milled grain ingredients, and a variety of vegetable products, seasonings, blends, and flavors, which are sold under brands such as ConAgra Mills®, Lamb Weston®, and Spicetec Flavors & Seasonings®, as well as frozen bakery and ingredient products.
The Commercial Foods reporting segment now includes foodservice results which were previously part of the Consumer Foods segment and frozen bakery foodservice results which were previously part of the Ralcorp Frozen Bakery Products segment.
Private Brands
The Private Brands reporting segment principally includes private brand and customized food products which are sold in various retail channels, primarily in North America. The products include a variety of categories including: cereal products; snacks, sauces, and spreads; pasta; and frozen bakery products.
The Private Brands reporting segment is newly created and includes a significant portion of the results of the former Ralcorp businesses and the store brands results which were previously part of the Consumer Foods segment.
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

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen weeks ended		Twenty-six weeks ended
($ in millions)	November 24, 2013	November 25, 2012	November 24, 2013	November 25, 2012
Net derivative gains (losses) incurred	$(11.1)	$(12.0)	$(28.6)	$108.2
Less: Net derivative gains (losses) allocated to reporting segments	(2.0)	4.1	1.2	(5.9)
Net derivative gains (losses) recognized in general corporate expenses	$(9.1)	$(16.1)	$(29.8)	$114.1
Net derivative gains (losses) allocated to Consumer Foods	$(0.6)	$6.1	$1.3	$2.9
Net derivative gains (losses) allocated to Commercial Foods	(0.8)	(2.1)	1.2	(8.2)
Net derivative gains (losses) allocated to Private Brands	(0.6)	0.1	(1.3)	(0.6)
Net derivative gains (losses) included in segment operating profit	$(2.0)	$4.1	$1.2	$(5.9)
As of November 24, 2013, the cumulative amount of net derivative losses from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $38.9 million. This amount reflected net losses of $29.8 million incurred during the twenty-six weeks ended November 24, 2013, as well as net losses of $9.1 million incurred prior to fiscal 2014. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify losses of $22.4 million and $16.5 million to segment operating results in fiscal 2014 and 2015 and thereafter, respectively.
Net Sales

	Net Sales
	Thirteen weeks ended			Twenty-six weeks ended
($ in millions) Reporting Segment	November 24, 2013	November 25, 2012	% Inc (Dec)	November 24, 2013	November 24, 2013	% Inc (Dec)
Consumer Foods	$2,016.1	$2,023.5	—%	$3,665.5	$3,690.3	(1)%
Commercial Foods	1,574.0	1,526.3	3%	3,107.9	2,988.9	4%
Private Brands	1,123.8	177.4	534%	2,138.0	350.3	510%
Total	$4,713.9	$3,727.2	27%	$8,911.4	$7,029.5	27%
Net sales for the second quarter of fiscal 2014 were $4.71 billion, an increase of $986.7 million, or 27%, from the second quarter of fiscal 2013. Net sales for the first half of fiscal 2014 were $8.91 billion, an increase of $1.88 billion, or 27%, from the first half of fiscal 2013.
Consumer Foods net sales for the second quarter of fiscal 2014 were $2.02 billion, a decrease of $7.4 million, essentially flat, compared to the second quarter of fiscal 2013. Consumer Foods net sales for the first half of fiscal 2014 were $3.67 billion, a decrease of $24.8 million, or 1%, compared to the first half of fiscal 2013. Results for the second quarter of fiscal 2014 reflected a 1% benefit from acquisitions offset by a 1% decrease due to the impact of foreign exchange rates, while volume performance from our base businesses (those businesses owned for more than one year) remained relatively flat. Results for the first half of fiscal 2014 reflected a 2% benefit from acquisitions, offset by a 1% decrease in volume performance from our base businesses and a 2% decrease from net pricing/mix. Volume performance from our base businesses for the first half of fiscal 2014 was impacted negatively by competitor promotional activity. In addition, significant slotting and promotion investments related to new product launches weighed on pricing/mix in the first half of fiscal 2014.
Sales of products associated with some of our most significant brands, including Bertolli®, Hebrew National®, Hunt's®, Marie Calender's®, Reddi-wip®, Rosarita®, Ro-Tel®, Slim Jim®, and Wolf®, grew in the second quarter of fiscal 2014, as compared to the second quarter of fiscal 2013. Significant brands whose products experienced sales declines in the second quarter of fiscal 2014 include Banquet®, Chef Boyardee®, Healthy Choice®, Orville Redenbacher's®, Snack Pack®, and Wesson®.
Consumer sales were stronger than expected in the second quarter of fiscal 2014, given a shift in timing of purchases by customers. Overall volumes for fiscal 2014 are expected to be slightly lower than fiscal 2013.

Commercial Foods net sales were $1.57 billion for the second quarter of fiscal 2014, an increase of $47.7 million, or 3%, compared to the second quarter of fiscal 2013. Commercial Foods net sales were $3.11 billion for the first half of fiscal 2014, an increase of $119.0 million, or 4%, compared to the first half of fiscal 2013. Results for the second quarter of fiscal 2014 reflected a 5% benefit from the acquisition of the frozen bakery business of Ralcorp. This increase was offset by the negative impact of the pass-through of $38.0 million of lower wheat prices in the segment's flour milling operations. Our Lamb Weston specialty potato products business net sales increased 1% reflecting increased volume driven by change in mix to international and retail as a result of a major foodservice customer not renewing a sizeable amount of potato business at the end of fiscal 2013. Results for the first half of fiscal 2014 reflected a 5% benefit from the acquisition of the frozen bakery business of Ralcorp. The first half of fiscal 2014 for Commercial Foods also reflected the pass-through of $28.9 million of lower wheat prices in the segment’s flour milling operations.
Private Brands net sales were $1.12 billion for the second quarter of fiscal 2014, an increase of $946.4 million, compared to the second quarter of fiscal 2013. Private Brands net sales were $2.14 billion for the first half of fiscal 2014, an increase of $1.79 billion, compared to the first half of fiscal 2013. Increases in our Private Brands net sales in the second quarter and first half of fiscal 2014 reflected the increased sales from the Ralcorp acquisition. While sales and profits for Private Brands have been softer than expected so far in fiscal 2014 largely due to issues that pre-dated the acquisition, the Company is currently focused on, and has recently organized to improve, sales force coverage, pricing strategies, customer service levels, and plant efficiencies. The Company expects improved top line and bottom line results from Private Brands over time.
Selling, General and Administrative ("SG&A") Expenses (Includes general corporate expenses)
SG&A expenses totaled $572.7 million for the second quarter of fiscal 2014, an increase of $78.9 million, as compared to the second quarter of fiscal 2013. The majority of the increase in SG&A expenses for the second quarter of fiscal 2014 is due to the Ralcorp acquisition, in addition to the following changes from our base businesses:

•	a decrease in advertising and promotion spending of $19.3 million,

•	a charge of $8.9 million in connection with the impairment of certain assets received in connection with the bankruptcy of an onion supplier,

•	a decrease in pension expense of $8.8 million,

•	expenses of $8.7 million related to our cash charitable contributions, and

•	a decrease in incentive compensation expense of $8.0 million.
SG&A expenses for the second quarter of fiscal 2014 also included expenses of $16.2 million in support of our integration of the former Ralcorp business, expenses of $9.6 million in connection with our restructuring plans, and transaction-related costs of $7.1 million. SG&A expenses for the second quarter of fiscal 2013 included transaction-related costs of $9.6 million and expenses of $3.3 million in connection with our restructuring plans.
SG&A expenses totaled $1.13 billion for the first half of fiscal 2014, an increase of $187.8 million, as compared to the first half of fiscal 2013. The majority of the increase in SG&A expenses for the first half of fiscal 2014 is due to the Ralcorp acquisition, in addition to the following changes from our base businesses:

•	a decrease in incentive compensation expense of $20.1 million,

•	a decrease of pension expense of $16.5 million,

•	a charge of $8.9 million in connection with the impairment of certain assets received in connection with the bankruptcy of an onion supplier,

•	a decrease in advertising and promotion spending of $5.9 million, and

•	an increase in stock compensation expense of $4.4 million.
SG&A expenses for the first half of fiscal 2014 also included expenses of $32.8 million in support of our integration of the former Ralcorp business, transaction-related costs of $17.9 million, and expenses of $17.5 million in connection with our restructuring plans. SG&A expenses for the first half of fiscal 2013 included transaction-related costs of $13.0 million, expenses of $8.1 million in connection with our restructuring plans, and a charge of $7.5 million in connection with legal matters associated with the 2007 peanut butter recall.

Operating Profit (Earnings before general corporate expenses, interest expense, net, income taxes, and equity method investment earnings)

	Operating Profit
	Thirteen weeks ended			Twenty-six weeks ended
($ in millions) Reporting Segment	November 24, 2013	November 25, 2012	% Inc (Dec)	November 24, 2013	November 25, 2012	% Inc (Dec)
Consumer Foods	$288.9	$256.7	13%	$456.0	$465.4	(2)%
Commercial Foods	169.2	194.7	(13)%	330.3	355.7	(7)%
Private Brands	89.4	7.0	1,177%	156.4	13.9	1,025%
Consumer Foods operating profit for the second quarter of fiscal 2014 was $288.9 million, an increase of $32.2 million, or 13%, compared to the second quarter of fiscal 2013. Gross profits in Consumer Foods were $2.3 million lower for the second quarter of fiscal 2014 than for the second quarter of fiscal 2013. Operating profit increase was driven by supply chain productivity initiatives and a strong focus on SG&A related efficiencies. Advertising and consumer promotion costs decreased $19.3 million for the second quarter of fiscal 2014, reflecting heavy investment in the year ago period, rebalancing spending to strengthen promotional support, and a focus on productivity. The benefits to operating profit were offset by moderate inflation in product costs. In addition, the Consumer Foods segment incurred costs of $2.9 million and $3.6 million in connection with our restructuring plans in the second quarter of fiscal 2014 and 2013, respectively, as well as $0.9 million and $2.9 million of transaction-related expenses in the second quarter of fiscal 2014 and 2013, respectively.
Consumer Foods operating profit for the first half of fiscal 2014 was $456.0 million, a decrease of $9.4 million, or 2%, compared to the first half of fiscal 2013. Gross profits were $25.0 million lower in the first half of fiscal 2014 than in the first half of fiscal 2013, driven by the impact of lower net sales, discussed above, partially offset by the benefit of supply chain cost savings initiatives. Other items that significantly impacted Consumer Foods operating profit in the first half of fiscal 2014 included a decrease in advertising and promotion expenses of $6.5 million, charges totaling $4.1 million related to our restructuring plans in the first half of fiscal 2014, and $1.8 million of transaction-related expenses. Consumer Foods operating profit in the first half of fiscal 2013 included $9.0 million of charges related to our restructuring plans and $4.4 million of transaction-related expenses.
For the second quarter of fiscal 2014, operating profit for the Commercial Foods segment was $169.2 million, a decrease of $25.5 million, or 13%, from the second quarter of fiscal 2013. Gross profits in the Commercial Foods segment were $9.7 million lower in the second quarter of fiscal 2014 than in the second quarter of fiscal 2013. For the first half of fiscal 2014, operating profit for the Commercial Foods segment was $330.3 million, a decrease of $25.4 million, or 7%. Gross profits in the Commercial Foods segment were $4.7 million lower in the first half of fiscal 2014 than in the first half of fiscal 2013. Decreases for the second quarter and first half of fiscal 2014 were driven by lower gross profit in the Lamb Weston specialty potato operations related to moderate inflation in key inputs, offset by higher raw product and oil price, as well as decreased productivity impacted by raw quality of potatoes affecting plant recovery and throughputs. In addition, our Lamb Weston results were impacted by a major foodservice customer not renewing a sizeable amount of potato business at the end of fiscal 2013. During the quarter, the company received delivery of inventory from the recent potato crop; the quality is below the level expected, and this is expected to negatively influence manufacturing costs and margins for Lamb Weston over the next few quarters.
Private Brands operating profit for the second quarter of fiscal 2014 was $89.4 million, an increase of $82.4 million compared to the second quarter of fiscal 2013. Gross profits were $158.5 million higher in the second quarter of fiscal 2014 than in the second quarter of fiscal 2013. Private Brands operating profit for the first half of fiscal 2014 was $156.4 million, an increase of $142.5 million compared to the first half of fiscal 2013. Gross profits were $289.0 million higher in the first half of fiscal 2014 than in the first half of fiscal 2013. The majority of our Private Brands segment is comprised of the Ralcorp business acquired in the third quarter of fiscal 2013.
Interest Expense, Net
Net interest expense was $95.4 million and $53.4 million for the second quarter of fiscal 2014 and 2013, respectively. Net interest expense was $191.0 million and $102.7 million for the first half of fiscal 2014 and 2013, respectively. The increases reflect the issuance of $3.975 billion of senior debt, outstanding borrowings of $900.0 million under a Term Loan Facility, and $716.0 million of senior debt that was exchanged for Ralcorp senior notes in January 2013 as a result of the Ralcorp acquisition, in addition to the issuance of $750.0 million of senior notes in the second quarter of fiscal 2013.

Income Taxes
In the second quarter of fiscal 2014 and 2013, our income tax expense was $117.9 million and $109.7 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately 34% for both the second quarter of fiscal 2014 and fiscal 2013. In the first half of fiscal 2014 and 2013, our income tax expense was $151.8 million and $233.5 million, respectively. The effective tax rate was approximately 29% and 33% for the first half of fiscal 2014 and 2013, respectively.
The lower effective tax rate for the first half of fiscal 2014 was primarily due to a change in estimate related to the tax methods used for certain international sales, a change in deferred state tax rates relating to the integration of Ralcorp activity for tax purposes, and settlement of a tax issue in Mexico that was previously reserved.
We expect our effective tax rate for the full fiscal year of 2014 to be approximately 32%.
Equity Method Investment Earnings
Equity method investment earnings were $5.3 million ($4.8 million in the Commercial Foods segment and $0.5 million in the Consumer Foods segment) and $12.8 million ($12.3 million in the Commercial Foods segment and $0.5 million in the Consumer Foods segment) for the second quarter of fiscal 2014 and 2013, respectively, and were $9.4 million ($8.5 million in the Commercial Foods segment and $0.9 million in the Consumer Foods segment) and $20.4 million ($19.8 million in the Commercial Foods segment and $0.6 million in the Consumer Foods segment) for the first half of fiscal 2014 and 2013, respectively. The decrease in the second quarter and first half of fiscal 2014 largely reflects difficult market conditions for an international potato joint venture. In the second quarter of fiscal 2014, we recognized a charge of $3.4 million reflecting the write-off of our share of actuarial losses in excess of 10% of the pension liability for an international potato venture.
Results of Discontinued Operations
Our discontinued operations generated after-tax income of $18.4 million in the second quarter of fiscal 2014 and a loss of $1.0 million in the first quarter of fiscal 2013. Our discontinued operations generated after-tax income of $19.5 million in the first half of fiscal 2014 and a loss of $1.4 million in the first half of fiscal 2013. We recognized a pre-tax gain of $32.1 million ($19.8 million after-tax) on the sale of the Lightlife business, which is classified as discontinued operations in the second quarter of fiscal 2014.
Earnings Per Share
Diluted earnings per share in the second quarter of fiscal 2014 were $0.58, including $0.54 per diluted share from continuing operations and $0.04 per diluted share from discontinued operations. Diluted earnings (loss) per share in the second quarter of fiscal 2013 were $0.51, including $0.52 per diluted share from continuing operations and $(0.01) per diluted share from discontinued operations. Diluted earnings per share in the first half of fiscal 2014 were $0.92, including $0.87 per diluted share from continuing operations and $0.05 per diluted share from discontinued operations. Diluted earnings per share in the first half of fiscal 2013 were $1.12.

LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity and Capital
Our primary financing objective is to maintain a prudent capital structure that provides us flexibility to pursue our growth objectives. If necessary, we use short-term debt principally to finance ongoing operations, including our seasonal requirements for working capital (accounts receivable, prepaid expenses and other current assets, and inventories, less accounts payable, accrued payroll, and other accrued liabilities), and a combination of equity and long-term debt to finance both our base working capital needs and our non-current assets. We increased our indebtedness significantly during fiscal 2013 as a result of the Ralcorp acquisition. We are committed to maintaining an investment grade credit rating.
At November 24, 2013, we had a $1.5 billion revolving credit facility. In the second quarter of fiscal 2014, we extended the maturity of this facility by two years to September 2018. The facility has historically been used principally as a back-up facility for our commercial paper program. As of November 24, 2013, there were no outstanding borrowings under the facility. The facility requires that our consolidated funded debt not exceed 75% of our consolidated capital base in the first four quarters commencing on January 29, 2013, 70% in the second four quarters, and 65% thereafter, and that our fixed charges coverage ratio be greater than 1.75 to 1.0. As of November 24, 2013, we were in compliance with these financial covenants.
As of November 24, 2013, we had $230.0 million in borrowings under our commercial paper program. The highest level of borrowings during the first half of fiscal 2014 was $395.0 million.

As of the end of the second quarter of fiscal 2014, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the revolving credit facility, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult.
In January 2013, we borrowed $1.5 billion under our Term Loan Facility. We are required to repay borrowings under the Term Loan Facility in equal installments of 2.5% per quarter beginning June 1, 2013 with the remainder of the borrowings to be paid on the maturity date unless prepaid in accordance with the terms of the Term Loan Facility. We may prepay borrowings without premium or penalty. As of November 24, 2013, we had $900.0 million outstanding under the Term Loan Facility. The Term Loan Facility matures on January 29, 2018. The Term Loan Facility interest rate is calculated based on LIBOR plus 1.75%. Net proceeds were used for the acquisition of Ralcorp. The Term Loan Facility requires that our consolidated funded debt not exceed 75% of our consolidated capital base in the first four quarters commencing on January 29, 2013, 70% in the second four quarters, and 65% thereafter, and that our fixed charges coverage ratio be greater than 1.75 to 1.0. As of November 24, 2013, we were in compliance with these financial covenants.
We have repaid more than $600 million of debt through the second quarter of fiscal 2014 of the total $1.50 billion we intend to repay by the end of fiscal 2015. These amounts exclude any additional repayment that we expect to fund from the cash proceeds related to the proposed Ardent Mills transaction.
We repurchase our shares of common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board of Directors. In December 2011, the Company's Board of Directors approved a $750.0 million increase to our share repurchase authorization. Under the share repurchase authorization, we may repurchase our shares periodically over several years, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions. The authorization has no time limit and may be suspended or discontinued at any time. We repurchased approximately 1.7 million shares of our common stock for $58.3 million under this program during the second quarter of fiscal 2014, bringing the total repurchase amount to approximately 2.9 million shares of our common stock for $100.0 million in the first half of fiscal 2014. The Company's total remaining share repurchase authorization as of November 24, 2013 was $181.9 million.
In the second quarter of fiscal 2014, we completed the sale of the assets of the Lightlife business for $54.7 million in cash.
In the second quarter of fiscal 2014, we acquired the frozen dessert production assets from Harlan Bakeries for $39.6 million in cash.
Cash Flows
During the first half of fiscal 2014, we generated $8.8 million of cash, which was the net result of $555.7 million generated from operating activities, $305.0 million used in investing activities, $241.3 million used in financing activities, and a decrease of $0.6 million in cash due to the effect of changes in foreign currency exchange rates.
Cash generated from operating activities of continuing operations totaled $555.8 million in the first half of fiscal 2014, as compared to $480.5 million generated in the first half of fiscal 2013. Net income from continuing operations adjusted for depreciation and amortization in the first half of fiscal 2014 was comparable to the first half of fiscal 2013. We paid approximately $50.0 million higher annual incentive compensation payments in the first half of fiscal 2014 (earned in fiscal 2013) than in the first half of fiscal 2013 (earned in fiscal 2012). Operating cash outflows also included severance, incentives, and other benefits associated with the Ralcorp acquisition that were accrued at the time of the acquisition. We spent more cash in the first half of fiscal 2014 than in the first half of fiscal 2013 for inventory due to the additional seasonal increases required by the Ralcorp business acquired in January 2013. During the first half of fiscal 2014, our income tax payments were approximately $208.7 million less than those in the first half of fiscal 2013 due primarily to income tax deductions related to the Ralcorp debt exchange and Ralcorp loss carry forwards from fiscal 2013. We expect income tax payments in the second half of fiscal 2014 to be higher than those in the second half of fiscal 2013, as prior year payments were reduced for Ralcorp deductions that will not be repeated in fiscal 2014.
Cash used in investing activities totaled $305.0 million in the first half of fiscal 2014 versus $446.6 million in the first half of fiscal 2013. Investing activities of continuing operations in the first half of fiscal 2014 consisted primarily of capital expenditures of $332.2 million that included approximately $62.0 million associated with the Ralcorp business, as well as several significant planned plant expansions and improvements. Additionally, we purchased certain frozen dessert production assets for $39.6 million. Investing activities of continuing operations in the first half of fiscal 2013 included the acquisition of the P.F. Chang's® and Bertolli® brands frozen meal business from Unilever for $266.9 million in cash and capital expenditures of $179.1 million. During the first half of fiscal 2014, we sold the Lightlife® business for $54.7 million. This is reflected in cash flows from investing activities of discontinued operations.
Cash utilized for financing activities totaled $241.3 million in the first half of fiscal 2014 compared to cash generated from financing activities $339.3 million in the first half of fiscal 2013. Financing cash flows in the first half of fiscal 2013 include cash generated from the issuance of $743.0 million of long term debt. We repaid $50.7 million of long-term debt in the first half of fiscal 2014, including $40.2 million to repurchase $43.0 million aggregate principal amount of our senior notes due in 2043. During the first half of fiscal 2014, we increased our short-term borrowings by $48.7 million, compared to a decrease of $40.0 million in the first half of fiscal 2013. Dividends paid during the first half of fiscal 2014 and 2013 were $210.4 million and $195.3 million, respectively. In the first half of fiscal 2014 and 2013, we repurchased $100.0 million and $238.6 million, respectively, of our common stock as part of our share repurchase program. Proceeds from employee stock option exercise were $70.3 million and $102.9 million in the first half of fiscal 2014 and 2013, respectively.
The Company had cash and cash equivalents of $192.7 million at November 24, 2013 and $183.9 million at May 26, 2013, of which $164.6 million at November 24, 2013 and $166.4 million at May 26, 2013 was held in foreign countries. The Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. No related tax liability has been accrued as of November 24, 2013. At November 24, 2013, management believed that sufficient liquidity was available in the United States. However, if additional foreign funds are needed in the United States, the Company has the ability to repatriate additional funds. The repatriation could result in an adjustment to the deferred tax liability after considering available foreign tax credits and other tax attributes. It is not practicable to determine the amount of any such deferred tax liability at this time.
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
We hold a 50.0% interest in Lamb Weston RDO, a potato processing venture. We provide all sales and marketing services to Lamb Weston RDO. We receive a fee for these services based on a percentage of the net sales of the venture. We reflect the value of our ownership interest in this venture in other assets in our condensed consolidated balance sheets, based upon the equity method of accounting. The balance of our investment was $14.6 million and $15.2 million at November 24, 2013 and May 26, 2013, respectively, representing our maximum exposure to loss as a result of our involvement with this venture. The capital structure of Lamb Weston RDO includes owners' equity of $29.1 million and term borrowings from banks of $43.4 million as of November 24, 2013. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this venture.
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

OBLIGATIONS AND COMMITMENTS
As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as lease agreements, debt agreements, and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as "take-or-pay" contracts). The unconditional purchase obligation arrangements are entered into in our normal course of business in order to ensure adequate levels of sourced product are available. Of these items, debt, notes payable, and capital lease obligations, which totaled $9.5 billion as of November 24, 2013, were recognized as liabilities in our condensed consolidated balance sheet. Operating lease obligations and unconditional purchase obligations, which totaled $1.6 billion as of November 24, 2013, were not recognized as liabilities in our condensed consolidated balance sheet, in accordance with generally accepted accounting principles.

A summary of our contractual obligations as of November 24, 2013 was as follows:

	Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt	$9,180.6	$577.7	$1,001.3	$2,659.9	$4,941.7
Capital lease obligations	76.8	9.4	15.7	11.9	39.8
Operating lease obligations	474.4	94.9	146.7	102.7	130.1
Purchase obligations[1]	1,087.3	822.0	173.2	72.1	20.0
Notes payable	233.7	233.7	—	—	—
Total	$11,052.8	$1,737.7	$1,336.9	$2,846.6	$5,131.6
1 Amount includes open purchase orders of the Ralcorp business, some of which may be cancellable.
We are also contractually obligated to pay interest on our long-term debt and capital lease obligations. The weighted average coupon interest rate of the long-term debt obligations outstanding as of November 24, 2013 was approximately 4.3%.
The purchase obligations noted in the table above do not reflect $799.2 million of open purchase orders or $398.3 million of agreements for goods and services, some of which are not legally binding. These amounts exclude the open purchase orders from Ralcorp that are included in the table above. These purchase orders and agreements are generally settleable in the ordinary course of business in less than one year.
The operating lease obligations noted in the table above have not been reduced by non-cancellable sublease rentals of $33.9 million.
We own a 49.99% interest in Lamb Weston BSW, LLC ("Lamb Weston BSW"), a potato processing venture with Ochoa Ag Unlimited Foods, Inc. ("Ochoa"). We provide all sales and marketing services to Lamb Weston BSW. Under certain circumstances, we could be required to compensate Ochoa for lost profits resulting from significant production shortfalls ("production shortfalls"). Commencing on June 1, 2018, or on an earlier date under certain circumstances, we have a contractual right to purchase the remaining equity interest in Lamb Weston BSW from Ochoa (the "call option"). We are currently subject to a contractual obligation to purchase all of Ochoa's equity investment in Lamb Weston BSW at the option of Ochoa (the "put option"). The purchase prices under the call option and the put option (the "options") are based on the book value of Ochoa's equity interest at the date of exercise, as modified by an agreed-upon rate of return for the holding period of the investment balance. The agreed-upon rate of return varies depending on the circumstances under which any of the options are exercised. As of November 24, 2013, the price at which Ochoa had the right to put its equity interest to us was $41.9 million. This amount, which is presented within other noncurrent liabilities in our condensed consolidated balance sheet, is not included in the "Contractual Obligations" table above as the payment is contingent upon the exercise of the put option by Ochoa, and the eventual occurrence and timing of such exercise is uncertain.
As part of our ongoing operations, we also enter into arrangements that obligate us to make future cash payments only upon the occurrence of a future event (e.g., guarantees of debt or lease payments of a third party should the third party be unable to perform). In accordance with generally accepted accounting principles, the following commercial commitments are not recognized as liabilities in our consolidated balance sheet. A summary of our commitments, including commitments associated with equity method investments, as of November 24, 2013 was as follows:

	Amount of Commitment Expiration Per Period (in millions)
Other Commercial Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Guarantees	$49.9	$27.4	$9.5	$6.5	$6.5
Standby repurchase obligations	5.3	1.9	1.7	0.4	1.3
Other commitments	4.6	4.6	—	—	—
Total	$59.8	$33.9	$11.2	$6.9	$7.8
In certain limited situations, we will guarantee an obligation of an unconsolidated entity. We guarantee certain leases and other commercial obligations resulting from the 2002 divestiture of our fresh beef and pork operations. The remaining terms of these arrangements do not exceed two years and the maximum amount of future payments we have guaranteed was $6.8 million as of November 24, 2013.
We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At November 24, 2013, the amount of supplier loans effectively guaranteed by us was $21.9 million, included in the table above. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.
We were a party to a supply agreement with an onion processing company where we had guaranteed, under certain conditions, repayment of a secured loan (the "Secured Loan") of this onion supplier to the onion supplier's lender. The amount of our guarantee was $25.0 million. During the fourth quarter of fiscal 2012, we received notice from the lender that the onion supplier had defaulted on the Secured Loan and we exercised our option to purchase the Secured Loan from the lender for $40.8 million, thereby assuming first-priority secured rights to the underlying collateral for the amount of the Secured Loan, and cancelling our guarantee. The onion supplier filed for bankruptcy during the fourth quarter of fiscal 2012. During the second quarter of fiscal 2013, we acquired ownership and all rights to the Secured Loan collateral, consisting of agricultural land and a processing facility. During the third quarter of fiscal 2013, we recognized an impairment charge of $10.2 million in our Commercial Foods segment to reduce the carrying amount of these assets to their estimated fair value based upon updated appraisals. During the second quarter of fiscal 2014, we recognized an additional impairment charge of $8.9 million in our Commercial Foods segment to reduce the carrying amount of the plant assets to their estimated fair value based upon expected sales proceeds. Based on our estimate of the value of the land and processing facility, we expect to recover the remaining carrying value through our sale of these assets.
Federal income tax credits were generated related to our sweet potato production facility in Delhi, Louisiana. Third parties invested in certain of these income tax credits. We have guaranteed these third parties the face value of these income tax credits over their statutory lives, through fiscal 2017, in the event that the income tax credits are recaptured or reduced. The face value of the income tax credits was $21.2 million as of November 24, 2013. We believe the likelihood of the recapture or reduction of the income tax credits is remote, and therefore we have not established a liability in connection with this guarantee.
The obligations and commitments tables above do not include any reserves for uncertainties in income taxes, as we are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes. The liability for gross unrecognized tax benefits at November 24, 2013 was $100.4 million. The net amount of unrecognized tax benefits at November 24, 2013, that, if recognized, would impact our effective tax rate was $65.0 million. Recognition of these tax benefits would have a favorable impact on our effective tax rate.

CRITICAL ACCOUNTING ESTIMATES
A discussion of our critical accounting estimates can be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our annual report on Form 10-K for the fiscal year ended May 26, 2013. No significant changes have occurred since fiscal 2013, except for the following:
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
We implemented organizational changes during the second quarter of fiscal 2014 that resulted in new reporting segments. As a result, we reassigned goodwill to the new reporting units using a relative fair value allocation approach and performed an analysis of the potential impairment of goodwill. The methodologies employed to test for impairment were largely consistent with those used to perform the annual impairment analysis for fiscal year 2013. The results of the quantitative test did not result in any impairment of goodwill because the fair values of each of our reporting units exceeded their respective carrying values. We noted two reporting units within our Private Brands reporting segment that were more sensitive to near-term changes in discounted cash flow assumptions: Private Brands Pasta with $863.2 million of goodwill as of November 24, 2013 and fair value in excess of the carrying value of its net assets of 11% and Private Brands Cereal with $583.2 million of goodwill as of November 24, 2013 and fair value in excess of the carrying value of its net assets of 13%. While the reporting units passed the first step of the impairment test, we have assumed increases in the operating cash flows of these reporting units over the next several years as a result of anticipated sales growth and cost synergies. If we are unsuccessful in our plans to increase the profitability of these businesses, the estimated fair values could be reduced and lead to a potential material goodwill impairment in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The principal market risks affecting us are exposures to price fluctuations of commodity and energy inputs, interest rates, and foreign currencies.
Other than the changes noted below, there have been no material changes in our market risk during the twenty-six weeks ended November 24, 2013. For additional information, refer to the "Quantitative and Qualitative Disclosures about Market Risk" in Item 7A of our annual report on Form 10-K for the fiscal year ended May 26, 2013.
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
Interest Rate Risk
From time to time, we use interest rate swaps to manage the effect of interest rate changes on the fair value of our existing debt as well as the forecasted interest payments for the anticipated issuance of debt. During fiscal 2010, we entered into interest rate swap contracts used to effectively convert the interest rates of certain outstanding debt instruments from fixed to variable. During fiscal 2011, we terminated these interest rate swap contracts. As a result of this termination, we received proceeds of $31.5 million. The cumulative adjustment to the fair value of the debt instruments that were hedged, $34.8 million, was included in long-term debt and is being amortized as a reduction of interest expense over the remaining lives of the debt instruments (through fiscal 2014). At November 24, 2013, the unamortized amount was $3.8 million.
During fiscal 2011, we entered into interest rate swap contracts to hedge the interest rate risk related to our forecasted issuance of long-term debt in 2014 (based on the anticipated refinancing of the senior long-term debt maturing at that time). The net notional amount of these interest rate derivatives at November 24, 2013 was $500.0 million. The maximum potential loss associated with these interest rate swap contracts from a hypothetical decrease of 1% in interest rates is approximately $154.5 million. Any such gain or loss, to the extent the hedge was effective, would be deferred in accumulated other comprehensive income and recognized in earnings over the life of the forecasted interest payments associated with the anticipated debt refinancing. At November 24, 2013, we had recognized an unrealized loss of $41.8 million in accumulated other comprehensive income for these derivative instruments.
The carrying amount of long-term debt (including current installments) was $9.4 billion as of November 24, 2013. Based on current market rates, the fair value of this debt at November 24, 2013 was estimated at $9.8 billion. As of November 24, 2013, a 1% increase in interest rates would decrease the fair value of our fixed rate debt by approximately $548.4 million, while a 1% decrease in interest rates would increase the fair value of our fixed rate debt by approximately $622.5 million.
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
Value-at-Risk (VaR)
We employ various tools to monitor our derivative risk, including value-at-risk ("VaR") models. We perform simulations using historical data to estimate potential losses in the fair value of current derivative positions. We use price and volatility information for the prior 90 days in the calculation of VaR that is used to monitor our daily risk. The purpose of this measurement is to provide a single view of the potential risk of loss associated with derivative positions at a given point in time based on recent changes in market prices. Our model uses a 95% confidence level. Accordingly, in any given one day time period, losses greater than the amounts included in the table below are expected to occur only 5% of the time. We include commodity swaps, futures, and options and foreign exchange forwards, swaps, and options in this calculation. The following table provides an overview of our average daily VaR for our energy, agriculture, foreign exchange, and other commodities over the twenty-six week period ending November 24, 2013 and November 25, 2012. Other commodities below consist primarily of forward and option contracts for a commodities index, the market price of which is closely correlated with that of our commodity inputs. This index includes items such as agricultural commodities, energy commodities, and metals. The other commodities category below may also include items such as packaging and/or livestock.

	Fair Value Impact
In Millions	Average During Twenty-six Weeks Ended November 24, 2013	Average During Twenty-six Weeks Ended November 25, 2012
Energy commodities	$1.2	$2.5
Agriculture commodities	$3.1	$3.7
Other commodities	$3.2	$7.6
Foreign exchange	$1.6	$1.3

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of November 24, 2013. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective. We acquired Ralcorp on January 29, 2013 and have not yet included Ralcorp in our assessment of the effectiveness of our internal control over financial reporting. Accordingly, pursuant to the SEC's general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include Ralcorp. For the first half of fiscal 2014, Ralcorp accounted for $2.00 billion of our total net sales and, as of November 24, 2013, had total assets of $8.25 billion.

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
We are a party to a number of lawsuits and claims arising out of the operation of our business. Among these, there are lawsuits, claims, and matters related to the February 2007 recall of our peanut butter products. As previously disclosed, among the matters outstanding during fiscal 2014 related to the peanut butter recall is an ongoing investigation by the U.S. Attorney's office in Georgia and the Consumer Protection Branch of the Department of Justice. In fiscal 2011, we received formal requests from the U.S. Attorney's office in Georgia seeking a variety of records and information related to the operations of our peanut butter manufacturing facility in Sylvester, Georgia. These requests relate to the June 2007 execution of a search warrant at our facility following the 2007 recall. We have been and continue to be engaged in ongoing discussions with the U.S. Attorney's office and the Department of Justice in regard to the investigation. We are pursuing a negotiated resolution, which we believe will likely involve a misdemeanor criminal disposition under the Food, Drug & Cosmetics Act. After taking into account liabilities recorded for these matters, we believe the ultimate resolution of this matter should not have a material adverse effect on our financial condition, results of operations, or liquidity.
As previously disclosed, we are involved in litigation proceedings related to businesses divested by Beatrice Company (“Beatrice”) prior to our acquisition of Beatrice in fiscal 1991. The litigation includes suits against a number of lead paint and pigment manufacturers, including ConAgra Grocery Products Company (“ConAgra Grocery Products”), our wholly owned subsidiary, and the Company as alleged successors to W. P. Fuller Co., a lead paint and pigment manufacturer owned and operated by Beatrice until 1967. In California, a number of cities and counties have joined in a consolidated action seeking abatement of the alleged public nuisance. A trial of the California case concluded in the Superior Court of California for the County of Santa Clara on September 23, 2013 and on December 16, 2013, the court issued a proposed decision against ConAgra Grocery Products, and two other defendants, which orders the creation of a California abatement fund in the amount of $1.1 billion. Proposed liability is joint and several. The Company disagrees with this outcome and believes ConAgra Grocery Products did not inherit any liabilities of W. P. Fuller Co. The Company will continue to vigorously defend itself in this case and will appeal the decision. The Company expects the appeal process will last several years. The absence of any linkage between ConAgra Grocery Products and W. P. Fuller Co. is a critical issue that the Company will continue to advance throughout the appeals process. To date, favorable decisions have been rendered in states across the country. If ultimately necessary, the Company will look to its insurance policies for coverage; its carriers are on notice. However, the Company cannot absolutely assure that the final resolution of this matter will not have a material adverse effect on our financial condition, results of operations, or liquidity.

ITEM 1A. RISK FACTORS
The following information supplements and amends the discussion of our risk factors set forth under Part II, Item 1A "Risk Factors", in our Annual Report on Form 10-K for the fiscal year ended May 26, 2013.
We may be subject to product liability claims and product recalls, which could negatively impact our profitability.
We sell food products for human consumption, which involves risks such as product contamination or spoilage, product tampering, other adulteration of food products, mislabeling, and misbranding. We may be subject to liability if the consumption of any of our products causes injury, illness, or death. In addition, we will voluntarily recall products in the event of contamination or damage. We have issued recalls and have from time to time been and currently are involved in lawsuits relating to our food products. A significant product liability judgment or a widespread product recall may negatively impact our sales and profitability for a period of time depending on the costs of the recall, the destruction of product inventory, product availability, competitive reaction, customer reaction, and consumer attitudes. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential customers and consumers and our corporate and brand image.
Additionally, as a manufacturer and marketer of food products, we are subject to extensive regulation by the U.S. Food and Drug Administration and other national, state, and local government agencies. The Food, Drug & Cosmetic Act, or the FDCA, and the Food Safety Modernization Act and their respective regulations govern, among other things, the manufacturing, composition and ingredients, packaging, and safety of food products. Some aspects of these laws use a strict liability standard for imposing sanctions on corporate behavior; meaning that no intent is required to be established. If we fail to comply with applicable laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls, or seizures, as well as criminal sanctions, any of which could have a material adverse effect on our business, financial condition, or results of operations. As previously disclosed, among the matters outstanding during fiscal 2014 related to the Company's 2007 peanut butter recall, is an ongoing investigation by the U.S. Attorney's office in Georgia and the Consumer Protection Branch of the Department of Justice. In fiscal 2011, we received formal requests from the U.S. Attorney's office in Georgia seeking a variety of records and information related to the operations of our peanut butter manufacturing facility in Sylvester, Georgia. We have been and continue to be engaged in ongoing discussions with the U.S. Attorney’s office and the Department of Justice in regard to the investigation. We are pursuing a negotiated resolution, which we believe will likely involve a misdemeanor criminal disposition under the Food, Drug & Cosmetics Act.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the total number of shares of common stock purchased during the second quarter of fiscal 2014, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	Total Number of Shares (or units) Purchased	Average Price Paid per Share (or unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Maximum Number of Shares that may yet be Purchased under the Program (1)
August 26 through September 22, 2013	1,717,899	$33.95	1,717,899	$181,927,000
September 23 through October 20, 2013	—	$—	—	$181,927,000
October 21 through November 24, 2013	—	$—	—	$181,927,000
Total Fiscal 2014 Second Quarter Activity	1,717,899	$33.95	1,717,899	$181,927,000
 ________________

(1)
Pursuant to publicly announced share repurchase programs from December 2003, we have repurchased approximately 172.5 million shares at a cost of $4.1 billion through November 24, 2013. In December 2011, the Company's Board of Directors approved a $750.0 million increase to our share repurchase authorization. The current program has no expiration date.

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
Dated this 31st day of December, 2013.

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

4.1
Indenture, dated as of October 8, 1990, between ConAgra Foods, Inc. and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A. and The Chase Manhattan Bank (National Association)), as trustee, incorporated by reference to Exhibit 4.1 of ConAgra Foods' Registration Statement on Form S-3 (Registration File No. 033-36967)

10.1
Amendment No. 2 dated as of August 27, 2013 to Revolving Credit Agreement dated as of September 14, 2011 by and among ConAgra Foods, Inc., and JPMorgan Chase Bank, N.A., as administrative agent and a lender, and the other financial institutions party thereto

12	Statement regarding computation of ratio of earnings to fixed charges

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificates

101.1
The following materials from ConAgra Foods' Quarterly Report on Form 10-Q for the quarter ended November 24, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to ConAgra Foods' long-term debt are not filed with this Form 10-Q. ConAgra Foods will furnish a copy of any such long-term debt agreement to the Securities and Exchange Commission upon request.