Form 10-Q
period 2014-02-23
CONAGRA FOODS INC /DE/
filed 2014-04-01
CIK 23217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________________
FORM 10-Q
 ______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 23, 2014
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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of issuer’s common stock, as of February 23, 2014, was 421,152,688.

Table of Contents

Part I. FINANCIAL INFORMATION		1
Item 1	Financial Statements	1
	Unaudited Condensed Consolidated Statements of Earnings for the Thirteen and Thirty-nine Weeks ended February 23, 2014 and February 24, 2013	1
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Thirteen and Thirty-nine Weeks ended February 23, 2014 and February 24, 2013	2
	Unaudited Condensed Consolidated Balance Sheets as of February 23, 2014 and May 26, 2013	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Thirteen and Thirty-nine Weeks ended February 23, 2014 and February 24, 2013	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4	Controls and Procedures	43
Part II. OTHER INFORMATION		44
Item 1	Legal Proceedings	44
Item 1A	Risk Factors	44
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 6	Exhibits	44
Signatures		45
Exhibit Index
Exhibit 2.1
Exhibit 10.1
Exhibit 12
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 101.1

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions except per share amounts)
(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	February 23, 2014	February 24, 2013	February 23, 2014	February 24, 2013
Net sales	$4,389.7	$3,833.8	$13,267.1	$10,863.3
Costs and expenses:
Cost of goods sold	3,414.5	2,962.9	10,450.1	8,262.2
Selling, general and administrative expenses	550.2	611.7	1,681.4	1,556.0
Interest expense, net	95.0	70.6	286.0	173.3
Income from continuing operations before income taxes and equity method investment earnings	330.0	188.6	849.6	871.8
Income tax expense	90.3	77.7	240.9	311.2
Equity method investment earnings	11.2	12.0	20.6	32.4
Income from continuing operations	250.9	122.9	629.3	593.0
Income (loss) from discontinued operations, net of tax	(14.0)	0.5	7.2	(0.9)
Net income	$236.9	$123.4	$636.5	$592.1
Less: Net income attributable to noncontrolling interests	2.6	3.4	9.2	10.4
Net income attributable to ConAgra Foods, Inc.	$234.3	$120.0	$627.3	$581.7
Earnings per share — basic
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$0.59	$0.29	$1.47	$1.42
Income (loss) from discontinued operations attributable to ConAgra Foods, Inc. common stockholders	(0.03)	—	0.02	—
Net income attributable to ConAgra Foods, Inc. common stockholders	$0.56	$0.29	$1.49	$1.42
Earnings per share — diluted
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$0.58	$0.28	$1.45	$1.40
Income (loss) from discontinued operations attributable to ConAgra Foods, Inc. common stockholders	(0.03)	0.01	0.01	—
Net income attributable to ConAgra Foods, Inc. common stockholders	$0.55	$0.29	$1.46	$1.40
Cash dividends declared per common share	$0.25	$0.25	$0.75	$0.74
See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	February 23, 2014	February 24, 2013	February 23, 2014	February 24, 2013
Net income	$236.9	$123.4	$636.5	$592.1
Other comprehensive income (loss):
Derivative adjustments, net of tax:
Unrealized derivative adjustments	(8.1)	32.3	31.2	29.2
Reclassification for derivative adjustments included in net income	34.4	0.1	34.5	0.2
Unrealized gains (losses) on available-for-sale securities, net of tax	(0.2)	0.1	0.2	0.1
Unrealized currency translation gains (losses)	(29.5)	(4.6)	(50.5)	14.0
Pension and postretirement healthcare liabilities, net of tax:
Unrealized pension and postretirement healthcare liabilities	—	(5.8)	0.2	(5.6)
Reclassification for pension and postretirement healthcare liabilities included in net income	0.6	0.1	1.6	1.0
Comprehensive income	234.1	145.6	653.7	631.0
Less: Comprehensive income (loss) attributable to noncontrolling interests	3.2	5.3	(0.1)	12.2
Comprehensive income attributable to ConAgra Foods, Inc.	$230.9	$140.3	$653.8	$618.8
See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions except share data)
(unaudited)

	February 23, 2014	May 26, 2013
ASSETS
Current assets
Cash and cash equivalents	$239.2	$183.9
Receivables, less allowance for doubtful accounts of $7.4 and $7.6	1,275.6	1,279.4
Inventories	2,498.7	2,340.9
Prepaid expenses and other current assets	451.1	510.8
Current assets held for sale	56.0	64.8
Total current assets	4,520.6	4,379.8
Property, plant and equipment	7,459.8	7,086.9
Less accumulated depreciation	(3,640.1)	(3,329.3)
Property, plant and equipment, net	3,819.7	3,757.6
Goodwill	8,427.2	8,426.7
Brands, trademarks and other intangibles, net	3,308.2	3,403.6
Other assets	270.7	293.5
Noncurrent assets held for sale	86.9	144.1
	$20,433.3	$20,405.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable	$145.6	$185.0
Current installments of long-term debt	585.1	517.9
Accounts payable	1,486.0	1,498.1
Accrued payroll	167.4	287.0
Other accrued liabilities	850.1	908.5
Current liabilities held for sale	6.3	4.8
Total current liabilities	3,240.5	3,401.3
Senior long-term debt, excluding current installments	8,564.8	8,691.0
Subordinated debt	195.9	195.9
Other noncurrent liabilities	2,714.1	2,754.0
Noncurrent liabilities held for sale	0.2	0.1
Total liabilities	14,715.5	15,042.3
Commitments and contingencies (Note 13)
Common stockholders' equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 567,907,172	2,839.7	2,839.7
Additional paid-in capital	1,028.6	1,006.2
Retained earnings	5,440.4	5,129.5
Accumulated other comprehensive loss	(169.7)	(196.1)
Less treasury stock, at cost, 146,754,484 and 148,442,086 common shares	(3,512.4)	(3,514.9)
Total ConAgra Foods, Inc. common stockholders' equity	5,626.6	5,264.4
Noncontrolling interests	91.2	98.6
Total stockholders' equity	5,717.8	5,363.0
	$20,433.3	$20,405.3
See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Thirty-nine weeks ended
	February 23, 2014	February 24, 2013
Cash flows from operating activities:
Net income	$636.5	$592.1
Income (loss) from discontinued operations	7.2	(0.9)
Income from continuing operations	629.3	593.0
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	447.4	298.1
Asset impairment charges	34.5	19.8
Earnings of affiliates in excess of distributions	(2.9)	(11.8)
Share-based payments expense	45.9	52.8
Contributions to pension plans	(13.7)	(14.7)
Pension expense	(6.7)	16.5
Terminated forward starting swap payable	54.9	—
Other items	1.4	(37.7)
Change in operating assets and liabilities excluding effects of business acquisitions and dispositions:
Accounts receivable	14.2	(12.8)
Inventory	(157.8)	(234.8)
Deferred income taxes and income taxes payable, net	47.1	68.1
Prepaid expenses and other current assets	(22.4)	(32.7)
Accounts payable	(10.3)	43.8
Accrued payroll	(119.5)	88.0
Other accrued liabilities	(4.0)	(54.8)
Net cash flows from operating activities — continuing operations	937.4	780.8
Net cash flows from operating activities — discontinued operations	4.9	0.9
Net cash flows from operating activities	942.3	781.7
Cash flows from investing activities:
Additions to property, plant and equipment	(471.0)	(286.0)
Sale of property, plant and equipment	15.0	7.6
Purchase of businesses, net of cash acquired	(40.9)	(5,017.7)
Investment in equity method investee	—	(1.8)
Net cash flows from investing activities — continuing operations	(496.9)	(5,297.9)
Net cash flows from investing activities — discontinued operations	53.1	(3.1)
Net cash flows from investing activities	(443.8)	(5,301.0)
Cash flows from financing activities:
Net short-term borrowings	(39.3)	(38.9)
Issuance of long-term debt	—	6,217.7
Debt issuance costs	—	(56.6)
Repayment of long-term debt	(71.2)	(911.8)
Issuance of ConAgra Foods, Inc. common shares	—	269.3
Repurchase of ConAgra Foods, Inc. common shares	(100.0)	(245.0)
Cash dividends paid	(315.5)	(296.6)
Exercise of stock options and issuance of other stock awards	87.4	197.2
Other items	—	2.2
Net cash flows from financing activities	(438.6)	5,137.5
Effect of exchange rate changes on cash and cash equivalents	(4.6)	2.6
Net change in cash and cash equivalents	55.3	620.8
Cash and cash equivalents at beginning of period	183.9	103.0
Cash and cash equivalents at end of period	$239.2	$723.8
See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 23, 2014 and February 24, 2013
(columnar dollars in millions except per share amounts)
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
Comprehensive Income — Comprehensive income includes net income, currency translation adjustments, certain derivative-related activity, changes in the value of available-for-sale investments, and changes in prior service cost and net actuarial gains (losses) from pension (for amounts not in excess of the 10% corridor) and post-retirement health care plans. We generally deem our foreign investments to be essentially permanent in nature and we do not provide for taxes on currency translation adjustments arising from converting the investment denominated in a foreign currency to U.S. dollars. When we determine that a foreign investment, as well as undistributed earnings, are no longer permanent in nature, estimated taxes are provided for the related deferred tax liability (asset), if any, resulting from currency translation adjustments.
The following details the income tax expense (benefit) on components of other comprehensive income (loss):

	Thirteen weeks ended		Thirty-nine weeks ended
	February 23, 2014	February 24, 2013	February 23, 2014	February 24, 2013
Net derivative adjustment	$15.6	$19.1	$38.9	$17.4
Unrealized gains (losses) on available-for-sale securities	(0.1)	0.1	0.1	0.1
Pension and postretirement healthcare liabilities	0.2	(1.8)	0.9	(1.2)
	$15.7	$17.4	$39.9	$16.3

The following table summarizes the reclassifications from accumulated other comprehensive loss into income for the thirteen weeks and thirty-nine weeks ended February 23, 2014:

	Amount reclassified from Accumulated Other Comprehensive Loss [1]		Affected Line Item in the Condensed Consolidated Statement of Earnings
	Thirteen weeks ended	Thirty-nine weeks ended
Net derivative adjustment:
Fair value hedges	$0.1	$0.3	Interest expense, net
Cash flow hedges	(0.1)	(0.2)	Interest expense, net
Cash flow hedges [2]	54.9	54.9	Selling, general and administrative expenses
	54.9	55.0	Total before tax
	(20.5)	(20.5)	Income tax benefit [2]
	$34.4	$34.5	Net of tax
Amortization of pension and postretirement healthcare liabilities:
Net prior service cost	$(0.8)	$(2.5)	Selling, general and administrative expenses
Net actuarial losses	1.7	5.0	Selling, general and administrative expenses
	0.9	2.5	Total before tax
	(0.3)	(0.9)	Income tax benefit
	$0.6	$1.6	Net of tax
1 Amounts in parentheses indicate income recognized in the Condensed Consolidated Statement of Earnings.
2 Amounts include $41.8 million less deferred tax benefit of $15.6 million previously reported in accumulated other comprehensive loss.
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

2. ACQUISITIONS
In September 2013, we acquired frozen dessert production assets from Harlan Bakeries for $39.9 million in cash. The purchase included machinery, operating systems, warehousing/storage, and other assets associated with making frozen fruit pies, cream pies, pastry shells, and loaf cakes. This business is included in the Consumer Foods segment.
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

The following table summarizes the fair values of the Ralcorp assets acquired and liabilities assumed at the acquisition date. With the expected disposition of a small snack business within the private brand segment ("PB Snacks"), we have reclassified certain assets and liabilities as held for sale.

January 29, 2013
Assets acquired:
Cash and cash equivalents	$320.7
Other current assets	899.0
Current assets held for sale	14.1
Property, plant and equipment	955.9
Goodwill	4,360.6
Brands, trademarks and other intangibles	2,152.7
Other assets	27.7
Noncurrent assets held for sale	57.2
Total assets acquired	$8,787.9
Liabilities assumed:
Current liabilities	$616.2
Current liabilities held for sale	4.6
Noncurrent liabilities	3,097.3
Noncurrent liabilities held for sale	0.1
Total liabilities assumed	$3,718.2
Net assets acquired	$5,069.7
As a result of the Ralcorp acquisition, we recognized a total of $4.38 billion of goodwill and $2.17 billion of brands, trademarks and other intangibles, of which $17.5 million and $14.6 million, respectively, have been reclassified to noncurrent assets held for sale in the table above. Amortizable brands, trademarks and other intangibles totaled $2.03 billion. Indefinite lived brands, trademarks and other intangibles totaled $134.1 million. Of the total goodwill, $397.0 million is deductible for tax purposes. We completed our allocation of goodwill to the revised operating segments in the second quarter of fiscal 2014. The allocation of goodwill to Private Brands, Consumer Foods, and Commercial Foods was $3.53 billion, $512.0 million, and $334.6 million, respectively.
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
The following unaudited pro forma financial information presents the combined results of operations as if the acquisitions of Ralcorp and the P.F. Chang's and Bertolli brands' frozen meal business (collectively, the "acquirees") had occurred at the beginning of the fiscal year acquired and the preceding year. The acquirees' pre-acquisition results have been added to ConAgra Foods' historical results. Ralcorp results have been adjusted to reflect the planned disposition of PB Snacks which was included in the acquisition. The pro forma results contained in the table below include adjustments for amortization of acquired intangibles and depreciation expense, as well as related income taxes.

These pro forma results may not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

	Thirteen weeks ended	Thirty-nine weeks ended
	February 24, 2013	February 24, 2013
Pro forma net sales	$4,511.8	$13,728.9
Pro forma net income from continuing operations	$179.5	$647.8
Pro forma net income from continuing operations per share—basic	$0.44	$1.59
Pro forma net income from continuing operations per share—diluted	$0.43	$1.56

3. DISCONTINUED OPERATIONS AND OTHER ASSETS HELD FOR SALE
PB Snacks
In the third quarter of fiscal 2014, our Board of Directors approved the sale of a small snack business within the Private Brands segment ("PB Snacks"). The business results were previously reflected in the Private Brands segment. We reflected the results of these operations as discontinued operations for all periods presented. The assets and liabilities of the discontinued business have been reclassified as assets and liabilities held for sale within our Condensed Consolidated Balance Sheets for all periods presented. In the third quarter of fiscal 2014, we recognized an impairment charge related to allocated amounts of goodwill and intangible assets, totaling $25.4 million ($15.2 million after-tax), in anticipation of this divestiture. We expect to complete the sale of this business in the fourth quarter of fiscal 2014.
Lightlife® Operations
In the second quarter of fiscal 2014, we completed the sale of the assets of the Lightlife® business for $54.7 million in cash. This business produced and sold vegetarian-based burgers, hot dogs, and other meatless frozen and refrigerated items. The results of this business were previously reflected in the Consumer Foods segment. We reflected the results of these operations as discontinued operations for all periods presented. We recognized a pre-tax gain of $32.1 million ($19.8 million after-tax) on the sale of this business in the second quarter of fiscal 2014. The assets of the discontinued Lightlife business have been reclassified as assets held for sale within our Condensed Consolidated Balance Sheets for all periods presented prior to divestiture.
The summary comparative financial results of discontinued operations were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 23, 2014	February 24, 2013	February 23, 2014	February 24, 2013
Net sales	$16.9	$14.7	$62.0	$32.6
Long-lived asset impairment charge	(25.4)	—	(25.4)	—
Income (loss) from operations of discontinued operations before income taxes	1.9	0.8	39.1	(1.4)
Income (loss) before income taxes	(23.5)	0.8	13.7	(1.4)
Income tax expense (benefit)	(9.5)	0.3	6.5	(0.5)
Income (loss) from discontinued operations, net of tax	$(14.0)	$0.5	$7.2	$(0.9)
Other Assets Held for Sale
During the third quarter of fiscal 2014, we initiated a plan to sell three flour milling facilities within our Commercial Foods segment. These assets have been reclassified as assets held for sale within our Condensed Consolidated Balance Sheets for all periods presented.
Also during the third quarter of fiscal 2014, we began actively marketing for sale an onion processing facility and farmland previously acquired from an onion supplier. These assets are held within our Commercial Foods segment. These assets have been reclassified as assets held for sale within our Condensed Consolidated Balance Sheets for all periods presented.

The assets and liabilities classified as held for sale reflected in our Condensed Consolidated Balance Sheets were as follows:

	February 23, 2014	May 26, 2013
Receivables, less allowance for doubtful accounts	$7.8	$6.8
Inventories	45.8	53.3
Prepaids and other current assets	2.4	4.7
Current assets held for sale	$56.0	$64.8
Property, plant and equipment, net	$80.9	$101.7
Goodwill	—	24.0
Brands, trademarks and other intangibles, net	6.0	18.4
Noncurrent assets held for sale	$86.9	$144.1
Accounts payable	$4.5	$3.4
Accrued payroll	0.2	0.1
Other accrued liabilities	1.6	1.3
Current liabilities held for sale	$6.3	$4.8
Other noncurrent liabilities	$0.2	$0.1
Noncurrent liabilities held for sale	$0.2	$0.1

4. RESTRUCTURING ACTIVITIES
Supply Chain and Administrative Efficiency Plan
We are continuing to evaluate a plan for the integration of Ralcorp and related restructuring activities. On February 14, 2014, our Board of Directors approved an expansion of the scope of the plan we previously referred to as the Ralcorp Related Restructuring Plan to include steps to optimize and improve selling, general and administrative effectiveness and efficiencies (“SG&A initiatives”). The Supply Chain and Administrative Efficiency Plan (the “SCAE Plan”) includes these SG&A initiatives and the previously announced initial phase of the SCAE Plan (the “Initial Phase”) addressing the entire organization's supply chain network. Although we remain unable to make good faith estimates relating to the entire SCAE Plan, we are reporting on actions included in the SCAE Plan. This reporting addresses the estimated amounts or range of amounts for each major type of cost expected to be incurred, and the charges that have or will result in cash outflows. In connection with the SCAE Plan, we expect to incur approximately $280.0 million of charges, which includes $254.5 million of cash charges and $25.5 million of non-cash charges.
We anticipate that we will recognize the following pre-tax expenses associated with the SCAE Plan (amounts include charges recognized in fiscal year 2013 and the first three quarters of fiscal year 2014):

	Consumer Foods	Corporate	Private Brands	Total
Multi-employer pension costs	$—	$11.2	$—	$11.2
Other cost of goods sold	0.5	—	0.9	1.4
Total cost of goods sold	$0.5	$11.2	$0.9	$12.6
Severance and related costs	$1.5	$113.9	$9.5	$124.9
Accelerated depreciation	—	1.9	19.0	20.9
Fixed asset impairment / Loss on disposal	—	—	3.4	3.4
Other selling, general and administrative expenses	0.6	27.0	90.6	118.2
Total selling, general and administrative expenses	$2.1	$142.8	$122.5	$267.4
Consolidated total	$2.6	$154.0	$123.4	$280.0

During the third quarter of fiscal 2014, we recognized the following pre-tax expenses for the SCAE Plan:

	Consumer Foods	Corporate	Private Brands	Total
Cost of goods sold	$0.3	$—	$0.2	$0.5
Severance and related costs	$0.8	$0.8	$9.3	$10.9
Asset impairment	—	—	3.4	3.4
Accelerated depreciation	—	0.1	6.6	6.7
Other selling, general and administrative expenses	—	1.1	0.9	2.0
Total selling, general and administrative expenses	$0.8	$2.0	$20.2	$23.0
Consolidated total	$1.1	$2.0	$20.4	$23.5
During the first three quarters of fiscal 2014, we recognized the following pre-tax expenses for the SCAE Plan:

	Consumer Foods	Corporate	Private Brands	Total
Cost of goods sold	$0.5	$—	$0.2	$0.7
Severance and related costs	$1.4	$14.1	$9.3	$24.8
Asset impairment	—	—	3.4	3.4
Accelerated depreciation	—	0.1	6.6	6.7
Other selling, general and administrative expenses	—	1.4	1.1	2.5
Total selling, general and administrative expenses	$1.4	$15.6	$20.4	$37.4
Consolidated total	$1.9	$15.6	$20.6	$38.1
We recognized the following cumulative (plan inception to February 23, 2014) pre-tax expenses related to the SCAE Plan in our Condensed Consolidated Statement of Earnings:

	Consumer Foods	Corporate	Private Brands	Total
Multi-employer pension costs	$—	$11.2	$—	$11.2
Other cost of goods sold	0.5	—	0.2	0.7
Total cost of goods sold	$0.5	$11.2	$0.2	$11.9
Severance and related costs	$1.4	$31.3	$9.3	$42.0
Asset impairment	—	—	3.4	3.4
Accelerated depreciation	—	0.1	6.6	6.7
Other selling, general and administrative expenses	—	1.4	1.1	2.5
Total selling, general and administrative expenses	$1.4	$32.8	$20.4	$54.6
Consolidated total	$1.9	$44.0	$20.6	$66.5
Liabilities recorded for the SCAE Plan and changes therein for the first three quarters of fiscal 2014 were as follows:

	Balance at May 26, 2013	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Balance at February 23, 2014
Severance	$17.2	$24.8	$(19.1)	$22.9
Multi-employer pension and other costs	11.2	3.2	(1.1)	13.3
Total	$28.4	$28.0	$(20.2)	$36.2

Acquisition-related Restructuring Costs
During fiscal 2012, we started incurring costs in connection with actions taken to attain synergies when integrating businesses acquired prior to the third quarter of fiscal 2013. These costs, collectively referred to as "acquisition-related restructuring costs", include severance and other costs associated with consolidating facilities and administrative functions. In connection with the acquisition-related restructuring costs, we incurred pre-tax cash and non-cash charges of $19.7 million ($17.2 million in the Consumer Foods segment and $2.5 million in Corporate expenses) cumulatively since inception. In the third quarter and first three quarters of fiscal 2014, we incurred $2.4 million and $5.7 million, respectively, in the Consumer Foods segment, primarily representing impairment of equipment. In the third quarter and first three quarters of fiscal 2013, we recognized charges of $4.4 million and $8.4 million, respectively, in relation to the acquisition-related restructuring costs. The acquisition-related restructuring costs will be substantially complete by the end of fiscal 2014.
Administrative Efficiency Plan
In August 2011, we made a decision to reorganize our Consumer Foods sales function and certain other administrative functions within our Commercial Foods and Corporate reporting segments. These actions, collectively referred to as the "Administrative Efficiency Plan", were intended to improve the efficiency and effectiveness of the affected sales and administrative functions. In connection with the Administrative Efficiency Plan, we have incurred pre-tax cash and non-cash charges of $18.7 million ($13.8 million in the Consumer Foods segment, $1.0 million in the Commercial Foods segment, and $3.9 million in Corporate expenses), primarily for severance and costs of employee relocation. In the third quarter and first three quarters of fiscal 2013, we recognized charges of $0.3 million and $1.8 million, respectively, in relation to the Administrative Efficiency Plan. At the end of fiscal 2013, the Administrative Efficiency Plan was substantially complete.
Network Optimization Plan
During the third quarter of fiscal 2011, our Board of Directors approved a plan designed to optimize our manufacturing and distribution networks. We refer to this plan as the "Network Optimization Plan". The Network Optimization Plan consists of projects that involve, among other things, the exit of certain manufacturing facilities, the disposal of underutilized manufacturing assets, and actions designed to optimize our distribution network. In connection with the Network Optimization Plan, we have incurred pre-tax cash and non-cash charges of $76.7 million ($59.9 million in the Consumer Foods segment, $16.0 million in the Commercial Foods segment, and $0.8 million in Corporate expenses), primarily for impairments of property, plant and equipment, accelerated depreciation, severance and related costs, and plan implementation costs (e.g., consulting and employee relocation). In the third quarter and first three quarters of fiscal 2013, we recognized a benefit of $0.3 million and charges $4.2 million, respectively, in relation to the Network Optimization Plan. At the end of fiscal 2013, the Network Optimization Plan was substantially complete.
Ralcorp Pre-acquisition Restructuring Plans
At the time of its acquisition, Ralcorp had certain initiatives underway designed to optimize its manufacturing and distribution networks. We refer to these actions and the related costs as "Ralcorp Pre-acquisition Restructuring Plans". These plans consisted of projects that involved, among other things, the exit of certain manufacturing facilities. We expect to incur $4.6 million of charges that have resulted or will result in cash outflows of $2.8 million and non-cash charges of $1.8 million associated with the Ralcorp Pre-acquisition Restructure Plans. We have recognized cumulative (plan inception to February 23, 2014) pre-tax expenses of $4.4 million related to the Ralcorp Pre-acquisition Restructuring Plans. In the third quarter and first three quarters of fiscal 2014, we recognized charges of $0.5 million and $3.1 million, respectively. In the third quarter and first three quarters of fiscal 2013, we recognized charges of $0.7 million.

5. LONG-TERM DEBT
During the second and third quarters of fiscal 2014, we repurchased $43.0 million and $20.0 million, respectively, of 4.65% senior notes due in 2043 prior to maturity, resulting in a net gain of $2.4 million in the second fiscal quarter and $1.3 million in the third fiscal quarter.
Net interest expense consists of:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 23, 2014	February 24, 2013	February 23, 2014	February 24, 2013
Long-term debt	$98.2	$70.9	$297.3	$177.8
Short-term debt	0.4	2.1	1.2	2.4
Interest income	(0.4)	(0.9)	(1.7)	(2.4)
Interest capitalized	(3.2)	(1.5)	(10.8)	(4.5)
	$95.0	$70.6	$286.0	$173.3
Net interest expense for the third quarter and first three quarters of fiscal 2014 was reduced by $3.1 million and $7.8 million, respectively, and $2.3 million and $6.8 million for the third quarter and first three quarters of fiscal 2013, respectively, due to the impact of the interest rate swap contracts (see Note 8).
The interest rate swaps entered into during fiscal 2010 effectively changed our interest rate on the senior long-term debt instrument maturing in fiscal 2014 from fixed to variable. During the second quarter of fiscal 2011, we terminated these interest rate swap contracts and received proceeds of $28.2 million. The cumulative adjustment to the fair value of the debt instrument that was hedged (the effective portion of the hedge) is being amortized as a reduction of interest expense over the remaining life of the debt instrument (through fiscal 2014). Net interest expense for the third quarter and first three quarters of fiscal 2014 was reduced by $2.4 million and $7.1 million, respectively. Our net interest expense for the third quarter and first three quarters of fiscal 2013 was reduced by $2.3 million and $6.8 million, respectively, due to the impact of the 2010 interest rate swap contracts.
During the third quarter of fiscal 2014, we entered into interest rate swap contracts to hedge the fair value of certain of our senior long-term debt instruments maturing in fiscal 2019 and 2020, effectively converting interest on this debt from fixed rate to floating rate. These swaps, which are designated as fair value hedges, reduced our interest expense by $0.7 million in the third quarter and first three quarters of fiscal 2014.
As a result of our acquisition of Ralcorp, the senior unsecured notes issued in exchange for senior notes issued by Ralcorp of $716.0 million and the senior notes issued by Ralcorp that remain outstanding of $33.9 million were recorded at fair value. The combined fair value adjustment on these notes was $163.8 million and is being amortized within interest expense over the life of the respective notes. Our net interest expense for the third quarter and first three quarters of fiscal 2014 was reduced by $1.8 million and $5.2 million, respectively, as a result of this amortization. Our net interest expense for the third quarter of fiscal 2013 was reduced by $0.3 million as a result of this amortization.

6. VARIABLE INTEREST ENTITIES
Variable Interest Entities Consolidated
We own a 49.99% interest in Lamb Weston BSW, LLC ("Lamb Weston BSW"), a potato processing venture with Ochoa Ag Unlimited Foods, Inc. ("Ochoa"). We provide all sales and marketing services to Lamb Weston BSW. Under certain circumstances, we could be required to compensate Ochoa for lost profits resulting from significant production shortfalls ("production shortfalls"). Commencing on June 1, 2018, or on an earlier date under certain circumstances, we have a contractual right to purchase the remaining equity interest in Lamb Weston BSW from Ochoa (the "call option"). We are currently subject to a contractual obligation to purchase all of Ochoa's equity investment in Lamb Weston BSW at the option of Ochoa (the "put option"). The purchase prices under the call option and the put option (the "options") are based on the book value of Ochoa's equity interest at the date of exercise, as modified by an agreed-upon rate of return for the holding period of the investment balance. The agreed-upon rate of return varies depending on the circumstances under which any of the options are exercised. As of February 23, 2014, the price at which Ochoa had the right to put its equity interest to us was $40.7 million. This amount is presented within other noncurrent liabilities in our Condensed Consolidated Balance Sheets. We have determined that Lamb Weston BSW is a variable interest entity and that we are the primary beneficiary of the entity. Accordingly, we consolidate the financial statements of Lamb Weston BSW.

We hold a promissory note from Lamb Weston BSW, the balance of which was $36.1 million at February 23, 2014. The promissory note is due in December 2015. The promissory note is currently accruing interest at a rate of LIBOR plus 200 basis points with a floor of 3.25%. In addition, as of February 23, 2014, we provided lines of credit of up to $15.0 million to Lamb Weston BSW. Borrowings under the lines of credit bear interest at a rate of LIBOR plus 200 basis points with a floor of 3.25%. The amounts owed by Lamb Weston BSW to the Company are not reflected in our Condensed Consolidated Balance Sheets, as they are eliminated in consolidation.
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
Due to the consolidation of this variable interest entity, we reflected in our Condensed Consolidated Balance Sheets:

	February 23, 2014	May 26, 2013
Cash and cash equivalents	$17.4	$8.9
Receivables, less allowance for doubtful accounts	19.0	16.4
Inventories	1.4	1.4
Prepaid expenses and other current assets	0.4	0.4
Property, plant and equipment, net	52.6	54.8
Goodwill	18.8	18.8
Brands, trademarks and other intangibles, net	6.9	7.5
Total assets	$116.5	$108.2
Accounts payable	$13.6	$8.9
Accrued payroll	0.7	0.6
Other accrued liabilities	0.8	0.7
Other noncurrent liabilities (noncontrolling interest)	32.5	30.7
Total liabilities	$47.6	$40.9
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
We hold a 50% interest in Lamb Weston RDO, a potato processing venture. We provide all sales and marketing services to Lamb Weston RDO. We receive a fee for these services based on a percentage of the net sales of the venture. We reflect the value of our ownership interest in this venture in other assets in our Condensed Consolidated Balance Sheets, based upon the equity method of accounting. The balance of our investment was $13.5 million and $15.2 million at February 23, 2014 and May 26, 2013, respectively, representing our maximum exposure to loss as a result of our involvement with this venture. The capital structure of Lamb Weston RDO includes owners' equity of $27.1 million and term borrowings from banks of $43.4 million as of February 23, 2014. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this venture.
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

7. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
The change in the carrying amount of goodwill for the first three quarters of fiscal 2014 was as follows:

	Consumer Foods	Commercial Foods	Private Brands	Total
Balance as of May 26, 2013	$3,760.5	$857.4	$3,808.8	$8,426.7
Currency translation and purchase accounting adjustments	(21.7)	0.4	21.8	0.5
Balance as of February 23, 2014	$3,738.8	$857.8	$3,830.6	$8,427.2
Other identifiable intangible assets were as follows:

	February 23, 2014		May 26, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$1,131.7	$—	$1,139.7	$—
Amortizing intangible assets	2,381.9	205.4	2,385.9	122.0
	$3,513.6	$205.4	$3,525.6	$122.0
Non-amortizing intangible assets are comprised of brands and trademarks.
With the anticipated sale of PB Snacks, $17.5 million and $14.4 million of allocated goodwill and amortizing intangible assets, respectively, were reclassified to noncurrent assets held for sale. During the third quarter of fiscal 2014, we recognized impairments of $17.5 million and $7.9 million, related to allocated goodwill and amortizing intangible assets, respectively, which are reflected in discontinued operations.
Amortizing intangible assets, carrying a weighted average life of approximately 23 years, are principally composed of customer relationships, licensing arrangements, and intellectual property. Based on amortizing assets recognized in our Condensed Consolidated Balance Sheet as of February 23, 2014, amortization expense is estimated to average $109.3 million for each of the next five years.

8. DERIVATIVE FINANCIAL INSTRUMENTS
Our operations are exposed to market risks from adverse changes in commodity prices affecting the cost of raw materials and energy, foreign currency exchange rates, and interest rates. In the normal course of business, these risks are managed through a variety of strategies, including the use of derivatives.
Commodity and commodity index futures and option contracts are used from time to time to economically hedge commodity input prices on items such as natural gas, vegetable oils, proteins, packaging materials, dairy, grains, and electricity. Generally, we economically hedge a portion of our anticipated consumption of commodity inputs for periods of up to 36 months. We may enter into longer-term economic hedges on particular commodities, if deemed appropriate. As of February 23, 2014, we had economically hedged certain portions of our anticipated consumption of commodity inputs using derivative instruments with expiration dates through June 2015.
In order to reduce exposures related to changes in foreign currency exchange rates, we enter into forward exchange, option, or swap contracts from time to time for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of February 23, 2014, we had economically hedged certain portions of our foreign currency risk in anticipated transactions using derivative instruments with expiration dates through July 2017.

From time to time, we may use derivative instruments, including interest rate swaps, to reduce risk related to changes in interest rates. This includes, but is not limited to, hedging against increasing interest rates prior to the issuance of long-term debt and hedging the fair value of our senior long-term debt.
Derivatives Designated as Cash Flow Hedges
During fiscal 2011, we entered into interest rate swap contracts to hedge the interest rate risk related to our forecasted issuance of long-term debt in April 2014 (based on the anticipated refinancing of the senior long-term debt maturing at that time). We designated these interest rate swaps as cash flow hedges of the forecasted interest payments related to this anticipated debt issuance and recorded the unrealized loss in accumulated other comprehensive loss. In the third quarter of fiscal 2014, we determined that we would not issue long-term debt to refinance the debt maturing in April 2014. Accordingly, we recognized a charge to earnings, within selling, general and administrative expenses, of $54.9 million in the third quarter of fiscal 2014. We terminated these interest rate swap contracts in February 2014, and the cash settlement of these terminated contracts occurred subsequent to the end of the third quarter of fiscal 2014.
During fiscal 2013, we entered into interest rate swap contracts to hedge a portion of the interest rate risk related to our issuance of long-term debt to partially finance the acquisition of Ralcorp. We settled these contracts during the third quarter of fiscal 2013 resulting in a deferred gain of $4.2 million on senior notes maturing in 2043 and a deferred loss of $2.0 million on senior notes maturing in 2023, both recognized in accumulated other comprehensive loss. These amounts are being amortized as a component of net interest expense over the lives of the related debt instruments. The unamortized amounts of the deferred gain and deferred loss at February 23, 2014 were $4.0 million and $1.9 million, respectively.
Derivatives Designated as Fair Value Hedges
During fiscal 2010, we entered into interest rate swap contracts to hedge the fair value of certain of our senior long-term debt instruments maturing in fiscal 2014. We designated these interest rate swap contracts as fair value hedges of the debt instruments.
During fiscal 2011, we terminated these interest rate swap contracts and received proceeds of $28.2 million. The cumulative adjustment to the fair value of the debt instrument being hedged is included in long-term debt and is being amortized as a reduction of interest expense over the remaining life of the debt instrument (through fiscal 2014). At February 23, 2014, the unamortized amount was $1.4 million.
During the third quarter of fiscal 2014, we entered into interest rate swap contracts to hedge the fair value of certain of our senior long-term debt instruments maturing in fiscal 2019 and 2020, effectively converting interest on this debt from fixed rate to floating rate. We designated these interest rate swap contracts as fair value hedges of the debt instruments. The notional amount of the interest rate derivatives outstanding at February 23, 2014 was $500.0 million.
Changes in fair value of such derivative instruments are immediately recognized in earnings along with changes in the fair value of the items being hedged (based solely on the change in the benchmark interest rate). In the third quarter of fiscal 2014, we recognized a gain of $5.6 million representing the fair value of the interest rate swap contracts and a loss of $4.2 million representing the change in fair value of the related senior long-term debt. Of these offsetting gains and losses, net gains of $0.7 million are classified within interest expense and $0.7 million are classified within selling, general and administrative expenses.
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
For commodity derivative trading activities within our milling operations that are not intended to mitigate commodity input cost risk, the derivative instrument is marked-to-market each period with gains and losses included in net sales of the Commercial Foods segment. In the third quarter of fiscal 2014 and 2013, net derivative losses from trading activities of $4.6 million and $8.8 million, respectively, were included in the results of operations for the Commercial Foods segment. In the first three quarters of fiscal 2014 and 2013, net derivative losses from trading activities of $6.6 million and $9.5 million, respectively, were included in the results of operations for the Commercial Foods segment.
All derivative instruments are recognized on the balance sheets at fair value (refer to Note 16 for additional information related to fair value measurements). The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. In accordance with generally accepted accounting principles, we offset certain derivative asset and liability balances, as well as certain amounts representing rights to reclaim cash collateral and obligations to return cash collateral, where master netting agreements provide for legal right of setoff. At February 23, 2014, $5.3 million, representing an obligation to return cash collateral, was included in other accrued liabilities, and, at May 26, 2013, $10.2 million, representing a right to reclaim cash collateral, was included in prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets.
Derivative assets and liabilities and amounts representing a right to reclaim cash collateral or obligation to return cash collateral were reflected in our Condensed Consolidated Balance Sheets as follows:

	February 23, 2014	May 26, 2013
Prepaid expenses and other current assets	$87.0	$78.6
Other accrued liabilities	35.1	137.9
The following table presents our derivative assets and liabilities, at February 23, 2014, on a gross basis, prior to the setoff of $14.6 million to total derivative assets and $9.3 million to total derivative liabilities where legal right of setoff existed:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts	Prepaid expenses and other current assets	$5.6	Other accrued liabilities	$—
Total derivatives designated as hedging instruments		$5.6		$—
Commodity contracts	Prepaid expenses and other current assets	$70.1	Other accrued liabilities	$39.6
Foreign exchange contracts	Prepaid expenses and other current assets	24.8	Other accrued liabilities	4.8
Other	Prepaid expenses and other current assets	1.1	Other accrued liabilities	—
Total derivatives not designated as hedging instruments		$96.0		$44.4
Total derivatives		$101.6		$44.4
The following table presents our derivative assets and liabilities at May 26, 2013, on a gross basis, prior to the setoff of $12.5 million to total derivative assets and $22.7 million to total derivative liabilities where legal right of setoff existed:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts	Prepaid expenses and other current assets	$—	Other accrued liabilities	$104.5
Total derivatives designated as hedging instruments		$—		$104.5
Commodity contracts	Prepaid expenses and other current assets	$70.7	Other accrued liabilities	$53.7
Foreign exchange contracts	Prepaid expenses and other current assets	18.4	Other accrued liabilities	2.4
Other	Prepaid expenses and other current assets	2.0	Other accrued liabilities	—
Total derivatives not designated as hedging instruments		$91.1		$56.1
Total derivatives		$91.1		$160.6
The location and amount of gains (losses) from derivatives not designated as hedging instruments in our Condensed Consolidated Statements of Earnings were as follows:

Derivatives Not Designated as Hedging Instruments	Location in Condensed Consolidated Statement of Earnings of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized on Derivatives in Condensed Consolidated Statement of Earnings for the Thirteen Weeks Ended
		February 23, 2014	February 24, 2013
Commodity contracts	Net sales	$(4.6)	$(8.8)
Commodity contracts	Cost of goods sold	66.0	22.1
Foreign exchange contracts	Cost of goods sold	1.6	12.7
Foreign exchange contracts	Selling, general and administrative expense	6.6	5.5
Interest rate contracts	Selling, general and administrative expense	(54.9)	—
Total gain from derivative instruments not designated as hedging instruments		$14.7	$31.5

Derivatives Not Designated as Hedging Instruments	Location in Condensed Consolidated Statement of Earnings of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized on Derivatives in Condensed Consolidated Statement of Earnings for the Thirty-nine Weeks Ended
		February 23, 2014	February 24, 2013
Commodity contracts	Net sales	$(6.6)	$(9.5)
Commodity contracts	Cost of goods sold	83.4	148.4
Foreign exchange contracts	Cost of goods sold	2.5	14.0
Commodity contracts	Selling, general and administrative expense	—	0.1
Foreign exchange contracts	Selling, general and administrative expense	7.9	(1.0)
Interest rate contracts	Selling, general and administrative expense	(54.9)	—
Total gain from derivative instruments not designated as hedging instruments		$32.3	$152.0
As of February 23, 2014, our open commodity contracts had a notional value (defined as notional quantity times market value per notional quantity unit) of $1.7 billion for both purchase and sales contracts. As of May 26, 2013, our open commodity contracts had a notional value of $1.8 billion and $1.5 billion for purchase and sales contracts, respectively. The notional amount of our foreign currency forward and cross currency swap contracts as of February 23, 2014 and May 26, 2013 was $287.9 million and $359.0 million, respectively.

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
At February 23, 2014, the maximum amount of loss due to the credit risk of the counterparties, had the counterparties failed to perform according to the terms of the contracts, was $73.3 million.

9. SHARE-BASED PAYMENTS
For the third quarter and first three quarters of fiscal 2014, we recognized total stock-based compensation expense (including stock options, restricted stock units, cash-settled restricted stock units, and performance shares) of $11.7 million and $45.9 million, respectively. For the third quarter and first three quarters of fiscal 2013, we recognized total stock-based compensation expense of $25.0 million and $52.8 million, respectively. Included in the total stock-based compensation expense for the third quarter and first three quarters of fiscal 2014 was $0.3 million and $2.3 million, respectively, related to stock options granted by a subsidiary in the subsidiary's shares to the subsidiary's employees. For the first three quarters of fiscal 2014, we granted 0.9 million restricted stock units at a weighted average grant date price of $33.59, 0.8 million cash-settled restricted stock units at a weighted average grant date price of $36.89, 3.6 million stock options at a weighted average exercise price of $36.87, and 0.4 million performance shares at a weighted average grant date price of $35.05.
Performance shares are granted to selected executives and other key employees with vesting contingent upon meeting various Company-wide performance goals. The performance goals for the performance periods ending in fiscal 2014 and 2015 are based upon our operating cash flow return on operations, a measure of operating cash flow as a percentage of invested capital, and revenue growth, each measured over a defined performance period. The performance goals for the performance period ending in fiscal 2016 are based upon our earnings before interest, taxes, depreciation, and amortization ("EBITDA") return on capital, and revenue growth, each measured over the defined performance period. The awards actually earned will range from zero to two hundred twenty percent of the targeted number of performance shares for each of the performance periods. A payout equal to 25% of approved target incentive is required to be paid out if we achieve a threshold level of cash flow return on operations for the performance periods ending in fiscal 2014 and 2015, and a threshold level of EBITDA return on capital for the performance period ending in fiscal 2016. Awards, if earned, will be paid in shares of our common stock. Subject to limited exceptions set forth in the performance share plan, any shares earned will be distributed at the end of the performance period. The value of the performance shares is adjusted based upon the market price of our common stock at the end of each reporting period and amortized as compensation expense over the vesting period.
The weighted average Black-Scholes assumptions for stock options granted during the first three quarters of fiscal 2014 were as follows:

Expected volatility (%)	21.13
Dividend yield (%)	3.24
Risk-free interest rate (%)	1.37
Expected life of stock option (years)	4.91
The weighted average value of stock options granted during the first three quarters of fiscal 2014 was $4.71 per option based upon a Black-Scholes methodology.

10. EARNINGS PER SHARE
Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock unit awards, and other dilutive securities.

The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 23, 2014	February 24, 2013	February 23, 2014	February 24, 2013
Net income available to ConAgra Foods, Inc. common stockholders:
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$248.3	$119.5	$620.1	$582.6
Income (loss) from discontinued operations, net of tax, attributable to ConAgra Foods, Inc. common stockholders	(14.0)	0.5	7.2	(0.9)
Net income attributable to ConAgra Foods, Inc. common stockholders	$234.3	$120.0	$627.3	$581.7
Less: Increase in redemption value of noncontrolling interests in excess of earnings allocated	0.5	0.4	1.3	1.2
Net income available to ConAgra Foods, Inc. common stockholders	$233.8	$119.6	$626.0	$580.5
Weighted average shares outstanding:
Basic weighted average shares outstanding	421.2	410.7	421.1	408.4
Add: Dilutive effect of stock options, restricted stock unit awards, and other dilutive securities	6.1	7.1	6.3	6.1
Diluted weighted average shares outstanding	427.3	417.8	427.4	414.5
For the third quarter and first three quarters of fiscal 2014, there were 3.6 million and 3.0 million stock options outstanding, respectively, that were excluded from the computation of shares contingently issuable upon the exercise of stock options because exercise prices exceeded the average market value of our common stock during the period. For the third quarter of fiscal 2013, there were no stock options outstanding excluded from the calculation. For the first three quarters of fiscal 2013, there were 1.9 million stock options that were excluded from the calculation.

11. INVENTORIES
The major classes of inventories were as follows:

	February 23, 2014	May 26, 2013
Raw materials and packaging	$770.6	$694.0
Work in process	151.2	118.1
Finished goods	1,440.9	1,394.6
Supplies and other	136.0	134.2
Total	$2,498.7	$2,340.9

12. INCOME TAXES
Our income tax expense from continuing operations for the third quarter of fiscal 2014 and 2013 was $90.3 million and $77.7 million, respectively. Income tax expense from continuing operations for the first three quarters of fiscal 2014 and 2013 was $240.9 million and $311.2 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) from continuing operations was approximately 26% and 28% for the third quarter and first three quarters of fiscal 2014, respectively, and 39% and 34% for the third quarter and first three quarters of 2013, respectively. The decrease in the fiscal 2014 third quarter and year-to-date effective tax rate is primarily due to a change in estimate related to the tax methods used for certain international sales and the recognition of the income tax benefit from the legal liquidation of an investment in a foreign subsidiary that was sold in a prior year. The higher effective tax rate for the third quarter and first three quarters of fiscal 2013 is due primarily to the impact of the Ralcorp acquisition which resulted in the incurrence of various non-deductible transaction-related expenses, as well as a lower domestic manufacturing deduction.

The amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $96.0 million as of February 23, 2014 and $100.0 million as of May 26, 2013. Included in the balance was $8.0 million as of both February 23, 2014 and May 26, 2013, for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. Any associated interest and penalties imposed would affect the tax rate. The gross unrecognized tax benefits excluded related liabilities for gross interest and penalties of $31.1 million and $30.4 million as of February 23, 2014 and May 26, 2013, respectively.
The net amount of unrecognized tax benefits at February 23, 2014 and May 26, 2013 that, if recognized, would impact the Company's effective tax rate was $60.0 million and $61.8 million, respectively. Recognition of these tax benefits would have a favorable impact on the Company's effective tax rate.
We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by up to $8.0 million over the next twelve months due to various federal, state, and foreign audit settlements and the expiration of statutes of limitations.

13. CONTINGENCIES
In fiscal 1991, we acquired Beatrice Company ("Beatrice"). As a result of the acquisition and the significant pre-acquisition contingencies of the Beatrice businesses and its former subsidiaries, our condensed consolidated post-acquisition financial statements reflect liabilities associated with the estimated resolution of these contingencies. These include various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by us. The litigation includes suits against a number of lead paint and pigment manufacturers, including ConAgra Grocery Products Company (“ConAgra Grocery Products”) and the Company as alleged successors to W. P. Fuller Co., a lead paint and pigment manufacturer owned and operated by Beatrice until 1967. Although decisions favorable to us have been rendered in Rhode Island, New Jersey, Wisconsin, and Ohio, we remain a defendant in active suits in Illinois and California. The Illinois suit seeks class-wide relief in the form of medical monitoring for elevated levels of lead in blood. In California, a number of cities and counties have joined in a consolidated action seeking abatement of the alleged public nuisance. A trial of the California case concluded in the Superior Court of California for the County of Santa Clara on September 23, 2013, and on January 27, 2014, the court entered Judgment on its Statement of Decision (the “Judgment”) against ConAgra Grocery Products, a wholly owned subsidiary of the Company, and two other defendants. The Judgment orders the creation of a California abatement fund in the amount of $1.15 billion. Liability is joint and several. The Company disagrees with this outcome and believes ConAgra Grocery Products did not inherit any liabilities of W. P. Fuller Co. The Company will continue to vigorously defend itself in this case and has appealed the Judgment to The Court of Appeal of the State of California Sixth appellate District. The Company expects the appeal process will last several years. The absence of any linkage between ConAgra Grocery Products and W. P. Fuller Co. is a critical issue that the Company will continue to advance throughout the appeals process. It is not possible to estimate exposure in this case or the remaining case in Illinois (which is based on different legal theories). If ultimately necessary, the Company will look to its insurance policies for coverage; its carriers are on notice. However, the Company cannot absolutely assure that the final resolution of this matter will not a have a material adverse effect on its financial condition, results of operations, or liquidity.
The environmental proceedings associated with Beatrice include litigation and administrative proceedings involving Beatrice's status as a potentially responsible party at 36 Superfund, proposed Superfund, or state-equivalent sites. These sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. Beatrice has paid or is in the process of paying its liability share at 34 of these sites. Reserves for these matters have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The reserves for Beatrice-related environmental matters totaled $61.8 million as of February 23, 2014, a majority of which relates to the Superfund and state-equivalent sites referenced above. We expect expenditures for Beatrice-related environmental matters to continue for up to 18 years.
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

We guarantee certain leases and other commercial obligations resulting from the 2002 divestiture of our fresh beef and pork operations. The remaining terms of these arrangements do not exceed two years and the maximum amount of future payments we have guaranteed was $6.1 million as of February 23, 2014.
We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At February 23, 2014, the amount of supplier loans we have effectively guaranteed was $18.2 million. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.
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
Federal income tax credits were generated related to our sweet potato production facility in Delhi, Louisiana. Third parties invested in certain of these income tax credits. We have guaranteed these third parties the face value of these income tax credits over their statutory lives, through fiscal 2017, in the event that the income tax credits are recaptured or reduced. The face value of the income tax credits was $21.2 million as of February 23, 2014. We believe the likelihood of the recapture or reduction of the income tax credits is remote, and therefore we have not established a liability in connection with this guarantee.
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
In June 2009, an accidental explosion occurred at our manufacturing facility in Garner, North Carolina. This facility was the primary production facility for our Slim Jim® branded meat snacks. In June 2009, the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives announced its determination that the explosion was the result of an accidental natural gas release, and not a deliberate act. During the fourth quarter of fiscal 2011, we settled our property and business interruption claims related to the Garner accident with our insurance providers. During the fourth quarter of fiscal 2011, Jacobs Engineering Group Inc., our engineer and project manager at the site, filed a declaratory judgment action against us seeking indemnity for personal injury claims brought against it as a result of the accident. In the first quarter of fiscal 2012, our motion for summary judgment was granted and the suit was dismissed without prejudice on the basis that the suit was filed prematurely. In the third quarter of fiscal 2014, Jacobs Engineering Group Inc. refiled its action for indemnity. We will continue to defend this action vigorously. Any exposure in this case is expected to be limited to the applicable insurance deductible.

In April 2010, an accidental explosion occurred at our flour milling facility in Chester, Illinois. Two employees of a subcontractor and one employee of the primary contractor, Westside Salvage ("Westside"), on the site at the time of the accident suffered injuries. Suit was initiated against Westside and the Company for personal injury claims. During the first quarter of fiscal 2013, a jury in Federal Court sitting in East St. Louis, Illinois, returned a verdict against the Company and Westside and in favor of the three employees. The verdict was in the amount of $77.5 million in compensatory damages apportioned between the Company and Westside and $100.0 million in punitive damages against the Company. Post-trial motions were filed by the Company and the trial court reduced the punitive award by approximately $7 million. We filed an appeal with the Seventh Federal Circuit Court of Appeals on the verdict and the damages in the third quarter of fiscal 2013. The appeal was argued in the second quarter of fiscal 2014 and we are awaiting a decision. Any exposure in this case is expected to be limited to the applicable insurance deductible, for which an amount of $3 million was accrued in a prior period.
Prior to our ownership of Ralcorp, a lawsuit was brought in the U.S. District Court for the Eastern District of Texas by Frito-Lay North America, Inc. against Ralcorp and Medallion Foods, Inc., a subsidiary of Ralcorp, alleging that certain products manufactured by Medallion infringed Frito-Lays' patents and trademarks and misappropriated trade secrets. After a jury trial during the fourth quarter of fiscal 2013, jurors delivered a verdict in favor of Medallion and Ralcorp on all claims. Frito-Lay has filed a motion for a new trial. We are currently attempting to resolve this matter.
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
Components of pension benefit and other postretirement benefit costs included:

	Pension Benefits
	Thirteen weeks ended		Thirty-nine weeks ended
	February 23, 2014	February 24, 2013	February 23, 2014	February 24, 2013
Service cost	$22.3	$20.6	$66.8	$60.9
Interest cost	37.7	37.6	113.3	110.8
Expected return on plan assets	(63.3)	(54.1)	(189.7)	(158.6)
Amortization of prior service cost	1.1	1.0	2.9	2.6
Curtailment loss	—	—	—	0.8
Benefit cost — Company plans	(2.2)	5.1	(6.7)	16.5
Pension benefit cost — multi-employer plans	2.7	1.9	9.4	6.2
Total benefit cost	$0.5	$7.0	$2.7	$22.7

	Postretirement Benefits
	Thirteen weeks ended		Thirty-nine weeks ended
	February 23, 2014	February 24, 2013	February 23, 2014	February 24, 2013
Service cost	$0.1	$0.2	$0.5	$0.4
Interest cost	2.5	2.6	7.3	7.6
Amortization of prior service cost	(1.8)	(2.1)	(5.4)	(6.3)
Recognized net actuarial loss	1.6	1.5	5.0	4.5
Total cost	$2.4	$2.2	$7.4	$6.2
During the third quarter and first three quarters of fiscal 2014, we contributed $3.6 million and $13.7 million, respectively, to our pension plans and contributed $4.6 million and $15.1 million, respectively, to our other postretirement plans. Based upon the current funded status of the plans and the current interest rate environment, we anticipate making further contributions of approximately $3.6 million to our pension plans for the remainder of fiscal 2014. We anticipate making further contributions of

$10.9 million to our other postretirement plans during the remainder of fiscal 2014. These estimates are based on ERISA guidelines, current tax laws, plan asset performance, and liability assumptions, which are subject to change.

15. STOCKHOLDERS' EQUITY
The following table presents a reconciliation of our stockholders' equity accounts for the thirty-nine weeks ended February 23, 2014:

	ConAgra Foods, Inc. Stockholders' Equity
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at May 26, 2013	567.9	$2,839.7	$1,006.2	$5,129.5	$(196.1)	$(3,514.9)	$98.6	$5,363.0
Stock option and incentive plans			23.6	(0.4)		102.5		125.7
Currency translation adjustment					(41.3)		(9.2)	(50.5)
Issuance of treasury shares								—
Repurchase of common shares						(100.0)		(100.0)
Unrealized gain on securities					0.2			0.2
Derivative adjustment, net of reclassification adjustment					65.7			65.7
Activities of noncontrolling interests			(1.2)				1.8	0.6
Pension and postretirement healthcare benefits					1.8			1.8
Dividends declared on common stock; $0.75 per share				(316.0)				(316.0)
Net income attributable to ConAgra Foods, Inc.				627.3				627.3
Balance at February 23, 2014	567.9	$2,839.7	$1,028.6	$5,440.4	$(169.7)	$(3,512.4)	$91.2	$5,717.8

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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of February 23, 2014:

	Level 1	Level 2	Level 3	Net Value
Assets:
Derivative assets	$13.7	$73.3	$—	$87.0
Available-for-sale securities	2.2	—	—	2.2
Deferred compensation assets	5.7	—	—	5.7
Total assets	$21.6	$73.3	$—	$94.9
Liabilities:
Derivative liabilities	$—	$35.1	$—	$35.1
Deferred compensation liabilities	42.1	—	—	42.1
Total liabilities	$42.1	$35.1	$—	$77.2
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
During the third quarter of fiscal 2014, the carrying amount of a potato processing and storage facility (level 3 asset) with a carrying value of $20.3 million was written down to its fair value of $3.8 million, resulting in an impairment charge of $16.5 million in the Commercial Foods segment. The fair value measurement used to determine the impairment was based upon the expected sales price.
During the third quarter of fiscal 2014, assets held for sale (level 3 assets) of the discontinued operations of the PB Snacks business, with a carrying amount of $68.9 million, were written-down to their fair value of $43.5 million. The resulting impairment charge of $25.4 million is included in discontinued operations. The fair value measurement used to determine the impairment was based upon the expected business sales price.
The carrying amount of long-term debt (including current installments) was $9.3 billion as of February 23, 2014 and $9.4 billion as of May 26, 2013. Based on current market rates, the fair value of this debt (level 2 liabilities) at February 23, 2014 and May 26, 2013, was estimated at $9.8 billion and $10.2 billion, respectively. Included in the February 23, 2014 long-term debt carrying amount, and excluded from the above fair value table, is $0.5 billion of hedged debt that, along with the related hedge instruments, is adjusted for changes in fair value based solely on the change in the related benchmark interest rate (see Note 8).

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

	Thirteen weeks ended		Thirty-nine weeks ended
	February 23, 2014	February 24, 2013	February 23, 2014	February 24, 2013
Net sales
Consumer Foods	$1,870.4	$1,939.0	$5,535.9	$5,629.3
Commercial Foods	1,456.0	1,466.9	4,563.9	4,455.8
Private Brands	1,063.3	427.9	3,167.3	778.2
Total net sales	$4,389.7	$3,833.8	$13,267.1	$10,863.3
Operating profit
Consumer Foods	$266.3	$264.6	$722.3	$730.0
Commercial Foods	163.5	186.2	493.8	541.9
Private Brands	44.7	7.0	198.1	20.9
Total operating profit	$474.5	$457.8	$1,414.2	$1,292.8
Equity method investment earnings
Consumer Foods	$1.2	$0.7	$2.1	$1.3
Commercial Foods	10.0	11.3	18.5	31.1
Total equity method investment earnings	$11.2	$12.0	$20.6	$32.4
Operating profit plus equity method investment earnings
Consumer Foods	$267.5	$265.3	$724.4	$731.3
Commercial Foods	173.5	197.5	512.3	573.0
Private Brands	44.7	7.0	198.1	20.9
Total operating profit plus equity method investment earnings	$485.7	$469.8	$1,434.8	$1,325.2
General corporate expense	$49.5	$198.6	$278.6	$247.7
Interest expense, net	95.0	70.6	286.0	173.3
Income tax expense	90.3	77.7	240.9	311.2
Income from continuing operations	$250.9	$122.9	$629.3	$593.0
Less: Net income attributable to noncontrolling interests	2.6	3.4	9.2	10.4
Income from continuing operations attributable to ConAgra Foods, Inc.	$248.3	$119.5	$620.1	$582.6
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

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 23, 2014	February 24, 2013	February 23, 2014	February 24, 2013
Net derivative gains (losses) incurred	$42.9	$(12.2)	$14.3	$96.0
Less: Net derivative gains (losses) allocated to reporting segments	(9.4)	14.7	(8.2)	8.8
Net derivative gains (losses) recognized in general corporate expenses	$52.3	$(26.9)	$22.5	$87.2
Net derivative gains (losses) allocated to Consumer Foods	$(4.4)	$11.9	$(3.1)	$14.8
Net derivative gains (losses) allocated to Commercial Foods	0.9	1.7	2.1	(6.5)
Net derivative gains (losses) allocated to Private Brands	(5.9)	1.1	(7.2)	0.5
Net derivative gains (losses) included in segment operating profit	$(9.4)	$14.7	$(8.2)	$8.8
As of February 23, 2014, the cumulative amount of net derivative gains from economic hedges that had been recognized in Corporate and not yet allocated to reporting segments was $13.4 million. This amount reflected net gains of $14.3 million incurred during the thirty-nine weeks ended February 23, 2014, as well as net losses of $0.9 million incurred prior to fiscal 2014. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify losses of $1.1 million and gains of $14.5 million to segment operating results in fiscal 2014 and 2015 and thereafter, respectively.
Other Information
Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for 17% of consolidated net sales in both the third quarter and first three quarters of fiscal 2014, and 18% in both the third quarter and first three quarters of 2013, primarily in the Consumer Foods and Private Brands segments.
Wal-Mart Stores, Inc. and its affiliates accounted for approximately 15% and 14% of consolidated net receivables as of February 23, 2014 and May 26, 2013, respectively, primarily in the Consumer Foods and Private Brands segments.

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
The following discussion should be read together with our condensed consolidated financial statements and related notes contained in this report and with the financial statements, related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended May 26, 2013. Results for the third quarter and first three quarters of fiscal 2014 are not necessarily indicative of results that may be attained in the future.
Fiscal 2014 Third Quarter Executive Overview
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
On March 5, 2013, we announced an agreement with Cargill, CHS, and HM Luxembourg, a Luxembourg Société à responsabilité limitée, pursuant to which the Company, Cargill, and CHS (collectively, the "Owners”) agreed to form a joint venture, which at closing will be known as "Ardent Mills".  Ardent Mills will combine the North American flour milling operations and related businesses operated through our ConAgra Mills division and the Horizon Milling joint venture of Cargill and CHS. Immediately following the closing of the transaction, the joint venture will be operated by Ardent Mills. ConAgra Foods and Cargill will each own 44% of Ardent Mills, and CHS will own 12%. Ardent Mills will be required to make cash distributions to the Owners on at least a semi-annual basis in proportion to each Owner's ownership interest. The amount of these cash distributions will, in general, be at least equal to 50% of the cash generated by Ardent Mills and available for distribution, as reasonably determined by the boards of Ardent Mills and its operating subsidiaries, and taking into account working capital and other similar needs. On February 10, 2014, the Company updated its expectations for the closing of the transaction, which is now expected to close in the second quarter of calendar year 2014. The Company, Cargill, and CHS are prepared to divest four flour milling facilities: Horizon Milling’s Los Angeles, California mill; and ConAgra Mills’ Oakland, California, Saginaw, Texas, and New Prague, Minnesota mills. The Company expects these facilities would be divested prior to, or simultaneous with, the closing of the Ardent Mills transaction. Completion of the transaction remains subject to reaching agreement with the U.S. Department of Justice, financing, and other certain customary closing conditions.
.

Diluted earnings per share in the third quarter of fiscal 2014 were $0.55, including $0.58 per diluted share from continuing operations and a loss of $0.03 per diluted share from discontinued operations. Diluted earnings per share in the third quarter of fiscal 2013 were $0.29, including $0.28 per diluted share from continuing operations and $0.01 per diluted share from discontinued operations. Diluted earnings per share in the first three quarters of fiscal 2014 were $1.46, including $1.45 per diluted share from continuing operations and $0.01 per diluted share from discontinued operations. Diluted earnings per share in the first three quarters of fiscal 2013 were $1.40. Several significant items affect the comparability of year-over-year results of continuing operations (see “Items Impacting Comparability” below).
Items Impacting Comparability
Segment presentation of gains and losses from derivatives used for economic hedging of anticipated commodity input costs and economic hedging of foreign currency exchange rate risks of anticipated transactions is discussed in the segment review below.
Items of note impacting comparability for the third quarter of fiscal 2014 included the following:

•
a loss of $54.9 million ($34.4 million after-tax) related to forward starting swaps that were terminated in February 2014 upon the Company's decision to not refinance debt which matures in the fiscal fourth quarter of 2014,

•	charges of $26.4 million ($16.6 million after-tax) under our restructuring plans,

•	a charge of $16.5 million ($10.4 million after-tax) in connection with the impairment of a small production facility in our commercial business,

•	charges of $11.1 million ($7.0 million after-tax) in support of our integration of the former Ralcorp business, and

•
an income tax benefit of $16.7 million from tax items associated with the resolution of certain income tax matters related to dispositions of foreign operations in prior years and a change in estimate related to the tax methods used for certain international sales.

Items of note impacting comparability for the first three quarters of fiscal 2014 included the following:

•
a loss of $54.9 million ($34.4 million after-tax) related to forward starting swaps that were terminated in February 2014 upon the Company's decision to not refinance debt which matures in the fiscal fourth quarter of 2014,

•	charges of $46.9 million ($29.4 million after-tax) under our restructuring plans,

•	charges of $43.9 million ($27.6 million after-tax) in support of our integration of the former Ralcorp business,

•
charges of $25.4 million ($15.9 million after-tax) in connection with the impairments of a small production facility in our commercial business and certain assets received in connection with the bankruptcy of an onion supplier,

•	$19.7 million ($12.1 million after-tax) of transaction-related costs,

•
a charge of $3.4 million ($2.6 million after-tax) reflecting the write-off of our share of actuarial losses in excess of 10% of the pension liability for an international potato venture, classified within equity method investment earnings, and

•
income tax benefits of $39.1 million from a change in estimate related to the tax methods used for certain international sales, a change in deferred state tax rates relating to the integration of Ralcorp activity for tax purposes, settlement of a tax issue in Mexico that was previously reserved, and the resolution of certain income tax matters related to dispositions of foreign operations in prior years.

Items of note impacting comparability for the third quarter of fiscal 2013 included the following:

•	$89.8 million ($60.8 million after-tax) of transaction-related costs,

•	incremental cost of goods of $16.7 million ($10.2 million after-tax) due to the fair value adjustment to inventory resulting from acquisition accounting for Ralcorp,

•	a charge of $10.2 million ($6.4 million after-tax) in connection with the impairment of certain assets received in connection with the bankruptcy of an onion supplier,

•	charges of $8.4 million ($5.2 million after-tax) of integration costs,

•	charges of $4.5 million ($2.8 million after-tax) related to environmental remediation matters related to Beatrice, Inc.,

•	charges of $5.1 million ($3.1 million after-tax) under our restructuring plans, and

•	incremental income tax expense of $13.3 million, principally from the income tax consequences of certain costs incurred in association with the Ralcorp acquisition.

Items of note impacting comparability for the first three quarters of fiscal 2013 included the following:

•	$107.1 million ($75.1 million after-tax) of transaction-related costs,

•	incremental cost of goods of $16.7 million ($10.2 million after-tax) due to the fair value adjustment to inventory resulting from acquisition accounting for Ralcorp,

•	charges of $15.1 million ($9.2 million after-tax) under our restructuring plans,

•	a charge of $10.2 million ($6.4 million after-tax) in connection with the impairment of certain assets received in connection with the bankruptcy of an onion supplier,

•	charges of $8.4 million ($5.2 million after-tax) of integration costs,

•	a charge of $7.5 million ($7.5 million after-tax) in connection with legal matters associated with the 2007 peanut butter recall,

•	charges of $4.5 million ($2.8 million after-tax) related to environmental remediation matters related to Beatrice, Inc., and

•	incremental income tax expense of $13.3 million, principally from the income tax consequences of certain costs incurred in association with the Ralcorp acquisition.
Acquisitions
In September 2013, we acquired frozen dessert production assets from Harlan Bakeries for $39.9 million in cash. The purchase included machinery, operating systems, warehousing/storage, and other assets associated with making frozen fruit pies, cream pies, pastry shells, and loaf cakes. This business is included in the Consumer Foods segment.
In January 2013, we acquired Ralcorp for approximately $5.07 billion ($4.75 billion, net of cash acquired, plus assumed liabilities). Ralcorp manufactures private brands of products including: ready-to-eat and hot cereals; nutritional and cereal bars; snack mixes, corn-based chips, and other snack products; crackers and cookies; snack nuts; peanut butter; preserves and jellies; syrups; dressings; frozen griddle products including: pancakes, waffles, and French toast; frozen biscuits and other frozen pre-baked products such as breads and rolls; frozen and refrigerated dough products; and dry pasta and frozen pasta meals. The results of operations of the Ralcorp business are included in each of our reporting segments.
In August 2012, we acquired the P.F. Chang's® and Bertolli® brands frozen meal business from Unilever for $266.9 million in cash. This business is included in the Consumer Foods segment.
Discontinued Operations
In the third quarter of fiscal 2014, our Board of Directors approved the sale of a small snack business within the Private Brands segment ("PB Snacks"). The business was included in the Private Brands segment. Accordingly, the results of these operations are included in discontinued operations for all periods presented, and the associated assets and liabilities are classified as held for sale. During the third quarter of fiscal 2014, we recognized an impairment charge of $25.4 million ($15.2 million after-tax) in anticipation of the divestiture of this business.
In September 2013, we completed the sale of the assets of the Lightlife® business for $54.7 million in cash. We reflected the results of these operations as discontinued operations for all periods presented. We recognized a pre-tax gain of $32.1 million ($19.8 million after-tax) on the sale of this business, which was classified as discontinued operations in the second quarter of fiscal 2014.
Restructuring Plans
We are continuing to evaluate a plan for the integration of Ralcorp and related restructuring activities and on December 18, 2013, our Board of Directors approved an expansion of the scope of the plan to include steps to optimize the entire organization’s supply chain network and improve selling, general and administrative effectiveness and efficiencies, referred to as the Supply Chain and Administrative Efficiency Plan (the “SCAE Plan”), including an initial phase of the SCAE Plan (the “Initial Phase”) and related expenses for the Initial Phase. This plan was previously referred to as the Ralcorp Related Restructuring Plan. As a part of the Initial Phase, we expect to take actions to, among other things, continue the ongoing integration and restructuring of the operations of Ralcorp, optimize manufacturing assets, and optimize the Company’s dry distribution and mixing centers.

On February 14, 2014, the Board approved additional restructuring and integration activities related to the SCAE Plan. Specifically, the Board approved the incurrence of up to $80 million of incremental expense in connection with initiatives to improve selling, general and administrative effectiveness and efficiency (“SG&A initiatives”). As part of the SG&A initiatives, the Company expects to take actions to, among other things, improve operational effectiveness and reduce overall costs in the company’s administrative areas. The Company expects that the SG&A initiatives will result in at least $100 million of annual cost savings, and expects to reach this rate of annual savings by the end of fiscal year 2016.
Although we remain unable to make good faith estimates relating to the entire SCAE Plan, we are reporting on actions included in the Initial Phase and SG&A initiatives including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have or will result in cash outflows. Including the SG&A initiatives, we now expect to incur approximately $280.0 million of charges in connection with the SCAE Plan, which includes $254.5 million of cash charges and $25.5 million of non-cash charges. In the third quarter and first three quarters of fiscal 2014, we recognized charges of $23.5 million and $38.1 million, respectively, in relation to the SCAE Plan.
During fiscal 2012, we started incurring costs in connection with actions taken to attain synergies when integrating businesses acquired prior to the third quarter of fiscal 2013. These costs, collectively referred to as "acquisition-related restructuring costs", include severance and other costs associated with consolidating facilities and administrative functions. In connection with the acquisition-related restructuring costs, we incurred charges of $19.7 million ($11.8 million of which were cash charges) cumulatively since inception. In the third quarter and first three quarters of fiscal 2014, we recognized charges of $2.4 million and $5.7 million, respectively, primarily representing costs related to asset impairments on equipment. In the third quarter and first three quarters of fiscal 2013, we recognized charges of $4.4 million and $8.4 million, respectively, in relation to the acquisition-related restructuring costs. The acquisition-related restructuring costs are substantially complete.
In February 2011, our Board of Directors approved a plan designed to optimize our manufacturing and distribution networks (the "Network Optimization Plan"). The Network Optimization Plan consisted of projects that involve, among other things, the exit of certain manufacturing facilities, the disposal of underutilized manufacturing assets, and actions designed to optimize our distribution network. In connection with the Network Optimization Plan, we have incurred aggregate pre-tax costs of $76.7 million, including $17.9 million of cash charges. In the first three quarters of fiscal 2013, we recognized charges of $4.2 million in relation to the Network Optimization Plan. At the end of fiscal 2013, the Network Optimization Plan was substantially complete.
Prior to our acquisition of Ralcorp, the management of Ralcorp had initiated certain activities designed to optimize Ralcorp's manufacturing and distribution networks. We refer to these actions and the related costs as the "Ralcorp Pre-acquisition Restructuring Plans". These plans involved, among other things, the exit of certain manufacturing facilities. We expect to incur $4.6 million of charges ($2.8 million of which have resulted or will result in cash outflows) associated with the Ralcorp Pre-acquisition Restructuring Plans. We have recognized cumulative (plan inception to February 23, 2014) pre-tax expenses of $4.4 million related to the Ralcorp Pre-acquisition Restructuring Plans. In the third quarter and first three quarters of fiscal 2014, we recognized charges of $0.5 million and $3.1 million, respectively, in relation to the Ralcorp Pre-acquisition Restructuring Plans. In the third quarter and first three quarters of fiscal 2013, we recognized charges of $0.6 million.
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
The Commercial Foods reporting segment now includes foodservice results that were previously part of the Consumer Foods segment and frozen bakery foodservice results which were previously part of the Ralcorp Frozen Bakery Products segment.
Private Brands
The Private Brands reporting segment principally includes private brand and customized food products which are sold in various retail channels, primarily in North America. The products include a variety of categories including: cereal products; snacks, sauces, and spreads; pasta; and frozen bakery products.
The Private Brands reporting segment is recently created and includes a significant portion of the results of the former Ralcorp businesses and the store brands results which were previously part of the Consumer Foods segment.
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
The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen weeks ended		Thirty-nine weeks ended
($ in millions)	February 23, 2014	February 24, 2013	February 23, 2014	February 24, 2013
Net derivative gains (losses) incurred	$42.9	$(12.2)	$14.3	$96.0
Less: Net derivative gains (losses) allocated to reporting segments	(9.4)	14.7	(8.2)	8.8
Net derivative gains (losses) recognized in general corporate expenses	$52.3	$(26.9)	$22.5	$87.2
Net derivative gains (losses) allocated to Consumer Foods	$(4.4)	$11.9	$(3.1)	$14.8
Net derivative gains (losses) allocated to Commercial Foods	0.9	1.7	2.1	(6.5)
Net derivative gains (losses) allocated to Private Brands	(5.9)	1.1	(7.2)	0.5
Net derivative gains (losses) included in segment operating profit	$(9.4)	$14.7	$(8.2)	$8.8
As of February 23, 2014, the cumulative amount of net derivative gains from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $13.4 million. This amount reflected net gains of $14.3 million incurred during the thirty-nine weeks ended February 23, 2014, as well as net losses of $0.9 million incurred prior to fiscal 2014. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results losses of $1.1 million in fiscal 2014 and gains of $14.5 million to segment operating results in fiscal 2015 and thereafter, respectively.

Net Sales

	Net Sales
	Thirteen weeks ended			Thirty-nine weeks ended
($ in millions) Reporting Segment	February 23, 2014	February 24, 2013	% Inc (Dec)	February 23, 2014	February 24, 2013	% Inc (Dec)
Consumer Foods	$1,870.4	$1,939.0	(4)%	$5,535.9	$5,629.3	(2)%
Commercial Foods	1,456.0	1,466.9	(1)%	4,563.9	4,455.8	2%
Private Brands	1,063.3	427.9	149%	3,167.3	778.2	307%
Total	$4,389.7	$3,833.8	15%	$13,267.1	$10,863.3	22%
Net sales for the third quarter of fiscal 2014 were $4.39 billion, an increase of $555.9 million, or 15%, from the third quarter of fiscal 2013. Net sales for the first three quarters of fiscal 2014 were $13.27 billion, an increase of $2.40 billion, or 22%, from the first three quarters of fiscal 2013. These increases were primarily related to the acquisition of Ralcorp.
Consumer Foods net sales for the third quarter of fiscal 2014 were $1.87 billion, a decrease of $68.6 million, compared to the third quarter of fiscal 2013. Consumer Foods net sales for the first three quarters of fiscal 2014 were $5.54 billion, a decrease of $93.4 million, or 2%, compared to the first three quarters of fiscal 2013. Results for the third quarter of fiscal 2014 reflected a 3% decrease in volume performance and a 1% decrease due to the impact of foreign exchange rates, while price/mix remained flat. Results for the first three quarters of fiscal 2014 reflected a 2% decrease in volume performance from our base businesses, with price/mix essentially flat, and an immaterial impact from foreign exchange rates. Volume performance from our base businesses for the first three quarters of fiscal 2014 was impacted negatively by competitor promotional activity. In addition, significant slotting and promotion investments related to new product launches weighed on pricing/mix in the first three quarters of fiscal 2014.
Sales of products associated with some of our significant brands, including Bertolli®, Hebrew National®, Libby's®, Reddi-wip®, Ro-Tel®, Slim Jim®, Swiss Miss®, and Wolf®, grew in the third quarter of fiscal 2014, as compared to the third quarter of fiscal 2013. Significant brands whose products experienced sales declines in the third quarter of fiscal 2014 include ACT II®, Andy Capp's®, Banquet®, Blue Bonnett®, Chef Boyardee®, Crunch 'n Munch®, David®, Healthy Choice®, Kid Cuisine®, La Choy®, Manwich®, Orville Redenbacher's®, PAM®, Parkay®, PF Chang's®, Rosarita®, Snack Pack®, Van Camp's®, and Wesson®.
Commercial Foods net sales were $1.46 billion for the third quarter of fiscal 2014, a decrease of $10.9 million, or 1%, compared to the third quarter of fiscal 2013. Commercial Foods net sales were $4.56 billion for the first three quarters of fiscal 2014, an increase of $108.1 million, or 2%, compared to the first three quarters of fiscal 2013. Results for the third quarter of fiscal 2014 reflected a 3% benefit from the acquisition of the frozen bakery business of Ralcorp. This increase was offset by the negative impact of the pass-through of $34.0 million of lower wheat prices and 2% lower sales volume. The first three quarters of fiscal 2014 for Commercial Foods also reflected the pass-through of $63.0 million of lower wheat prices and 1% lower sales volume in the segment’s flour milling operations. Our Lamb Weston specialty potato products business net sales were essentially flat in the third quarter of fiscal 2014 and first three quarters of fiscal 2014. In the third quarter of fiscal 2014 Lamb Weston's 3% increase in volume, driven by increased sales to international customers, was largely offset by lower price/mix. Results for the first three quarters of fiscal 2014 reflected a 4% benefit from the acquisition of the frozen bakery business of Ralcorp. Sales volume in the Foodservice business decreased 7% and 6% in the third quarter and first three quarters of fiscal 2014, respectively, from comparable periods in the prior year, due to industry trends and poor weather.
Private Brands net sales were $1.06 billion for the third quarter of fiscal 2014, an increase of $635.4 million, compared to the third quarter of fiscal 2013. Private Brands net sales were $3.17 billion for the first three quarters of fiscal 2014, an increase of $2.39 billion, compared to the first three quarters of fiscal 2013. Increases in Private Brands net sales in the third quarter and first three quarters of fiscal 2014 reflected the Ralcorp acquisition. While sales and profits for Private Brands continue to be softer than expected through the third quarter of fiscal 2014, due in part to issues that pre-dated the acquisition, the Company is currently focused on, and has recently organized to improve, sales force coverage, pricing strategies, customer service levels, and plant efficiencies. The company has made pricing concessions to protect volumes as we address these challenges. The Company expects improved net sales and operating profit from Private Brands over time.

Selling, General and Administrative ("SG&A") Expenses (Includes general corporate expenses)
SG&A expenses totaled $550.2 million for the third quarter of fiscal 2014, a decrease of $61.5 million, as compared to the third quarter of fiscal 2013. The decrease in overall SG&A expenses occurred despite the additional two months of SG&A expenses for the Ralcorp businesses which were offset by the following changes from our base businesses (i.e., businesses owned throughout all periods presented):

•	a decrease in incentive compensation expense of $47.6 million,

•	a decrease in advertising and promotion spending of $15.3 million,

•	a decrease in share-based compensation expense of $13.5 million,

•	a decrease in pension expense of $6.3 million, and

•	a charge of $16.5 million in connection with the impairment of a small production facility in our Commercial Foods segment.
SG&A expenses for the third quarter of fiscal 2014 also included expenses of $11.1 million in support of our integration of the former Ralcorp business, expenses of $25.9 million in connection with our restructuring plans, and transaction-related costs of $1.5 million. SG&A expenses for the third quarter of fiscal 2013 included $8.4 million in support of our integration of the former Ralcorp business and transaction-related costs of $75.9 million, including certain exit costs.
SG&A expenses totaled $1.68 billion for the first three quarters of fiscal 2014, an increase of $125.4 million, as compared to the first three quarters of fiscal 2013. The majority of the increase in SG&A expenses for the first three quarters of fiscal 2014 is due to the Ralcorp acquisition, in addition to the following changes from our base businesses:

•	a decrease in incentive compensation expense of $67.7 million,

•	a decrease of pension expense of $19.6 million,

•	a charge of $16.5 million in connection with the impairment of a small production facility in our Commercial Foods segment,

•	a decrease in advertising and promotion spending of $13.6 million,

•	a decrease in share-based compensation expense of $9.2 million, and

•	a charge of $8.9 million in connection with the impairment of certain assets received in connection with the bankruptcy of an onion supplier.

SG&A expenses for the first three quarters of fiscal 2014 also included expenses of $43.9 million in support of our integration of the former Ralcorp business, transaction-related costs of $19.7 million, and expenses of $46.2 million in connection with our restructuring plans. SG&A expenses for the first three quarters of fiscal 2013 included expenses of $8.4 million in support of our integration of the former Ralcorp business, transaction-related costs of $93.1 million, including certain exit costs, and a charge of $7.5 million in connection with legal matters associated with the 2007 peanut butter recall.
Operating Profit (Earnings before general corporate expenses, interest expense, net, income taxes, and equity method investment earnings)

	Operating Profit
	Thirteen weeks ended			Thirty-nine weeks ended
($ in millions) Reporting Segment	February 23, 2014	February 24, 2013	% Inc (Dec)	February 23, 2014	February 24, 2013	% Inc (Dec)
Consumer Foods	$266.3	$264.6	1%	$722.3	$730.0	(1)%
Commercial Foods	163.5	186.2	(12)%	493.8	541.9	(9)%
Private Brands	44.7	7.0	539%	198.1	20.9	848%
Consumer Foods operating profit for the third quarter of fiscal 2014 was $266.3 million, an increase of $1.7 million, or 1%, compared to the third quarter of fiscal 2013. Gross profits in Consumer Foods were $46.0 million lower for the third quarter of fiscal 2014 than for the third quarter of fiscal 2013. The most significant item contributing to the operating profit increase was the recognition of reduced management incentive compensation. Additionally, advertising and consumer promotion costs decreased $15.0 million for the third quarter of fiscal 2014, reflecting heavy investment in the year ago period, rebalancing spending to strengthen promotional support, and a focus on marketing effectiveness. These benefits to operating profit were offset by reduced sales and moderate inflation in product costs . The Consumer Foods segment incurred costs of $3.5 million and $1.8 million in connection with our restructuring plans in the third quarter of fiscal 2014 and 2013, respectively, as well as $3.4 million transaction-related expenses in the third quarter of fiscal 2013 .
Consumer Foods operating profit for the first three quarters of fiscal 2014 was $722.3 million, a decrease of $7.7 million, or 1%, compared to the first three quarters of fiscal 2013. Gross profits were $71.0 million lower in the first three quarters of fiscal 2014 than in the first three quarters of fiscal 2013 driven by the impact of lower net sales. This was largely offset by a significant decrease in management incentive compensation and a decrease in advertising and promotion expenses of $21.5 million. Charges totaling $7.6 million related to our restructuring plans and $1.8 million of transaction-related expenses impacted Consumer Foods results in the first three quarters of fiscal 2014. Consumer Foods operating profit in the first three quarters of fiscal 2013 included $10.8 million of charges related to our restructuring plans and $7.8 million of transaction-related expenses.
For the third quarter of fiscal 2014, operating profit for the Commercial Foods segment was $163.5 million, a decrease of $22.7 million, or 12%, from the third quarter of fiscal 2013. Gross profits in the Commercial Foods segment were $24.1 million lower in the third quarter of fiscal 2014 than in the third quarter of fiscal 2013. For the first three quarters of fiscal 2014, operating profit for the Commercial Foods segment was $493.8 million, a decrease of $48.1 million, or 9% as compared to the first three quarters of fiscal 2013. Gross profits in the Commercial Foods segment were $28.8 million lower in the first three quarters of fiscal 2014 than in the first three quarters of fiscal 2013. Decreases in operating profit for the third quarter and first three quarters of fiscal 2014 were driven by lower gross profit in the Lamb Weston specialty potato operations related to the change in mix of sales to international and retail customers due to the impact of a major foodservice customer not renewing a sizable amount of potato business at the end of fiscal 2013, moderate inflation in key inputs, and poor quality raw potatoes affecting plant recovery and throughputs. The significant decreases in Lamb Weston results were offset by significant reductions in management incentive expenses in third quarter of fiscal 2014 and slight increases in the flour milling profits for the first three quarters of fiscal 2014. Commercial Foods results were impacted by impairment charges of $16.5 million in the third quarter of 2014 related to a small production facility and $8.9 million in the second quarter of fiscal 2014 in connection with the impairment of certain assets received in connection with the bankruptcy of an onion supplier. Results in the third quarter and first three quarters of fiscal 2013 include a charge of $10.2 million in connection with the bankruptcy of an onion supplier. The poor quality raw potato crop is expected to negatively impact manufacturing costs and margins for the Lamb Weston specialty potato business for the next two fiscal quarters.
Private Brands operating profit for the third quarter of fiscal 2014 was $44.7 million, an increase of $37.7 million compared to the third quarter of fiscal 2013. Gross profits were $95.9 million higher in the third quarter of fiscal 2014 than in the third quarter of fiscal 2013. Private Brands operating profit for the first three quarters of fiscal 2014 was $198.1 million, an increase of $177.2 million compared to the first three quarters of fiscal 2013. Gross profits were $381.1 million higher in the first three quarters of fiscal 2014 than in the first three quarters of fiscal 2013. The majority of our Private Brands segment is comprised of the Ralcorp business acquired on January 29, 2013. While the increases reflect the impact of the Ralcorp acquisition, which represents the majority of our Private Brands segment, operating profits have been below expectations for the third quarter of fiscal 2014 and first three quarters of fiscal 2014 due to sales force, supply chain, and pricing actions implemented prior to our ownership. We expect these margin pressures to continue for the next few quarters as the company makes deliberate pricing concessions to improve customer relationships and remain competitive in the marketplace.
Interest Expense, Net
Net interest expense was $95.0 million and $70.6 million for the third quarter of fiscal 2014 and 2013, respectively. Net interest expense was $286.0 million and $173.3 million for the first three quarters of fiscal 2014 and 2013, respectively. The increases reflect the issuance of $3.975 billion of senior debt, outstanding borrowings of $900.0 million under a Term Loan Facility, and $716.0 million of senior debt that was exchanged for Ralcorp senior notes in January 2013 in connection with the Ralcorp acquisition, in addition to the issuance of $750.0 million of senior notes in the second quarter of fiscal 2013.
Income Taxes
In the third quarter of fiscal 2014 and 2013, our income tax expense was $90.3 million and $77.7 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately 26% and 39% the third quarter of fiscal 2014 and 2013, respectively. In the first three quarters of fiscal 2014 and 2013, our income tax expense was $240.9 million and $311.2 million, respectively. The effective tax rate was approximately 28% and 34% for the first three quarters of fiscal 2014 and 2013, respectively.
The lower effective tax rate for the third quarter and first three quarters of fiscal 2014 was primarily due to a change in estimate related to the tax methods used for certain international sales, a change in deferred state tax rates relating to the integration of Ralcorp activity for tax purposes, settlement of a tax issue in Mexico that was previously reserved, and a refund associated with a liquidating loss on an international business.

We expect our effective tax rate for the full fiscal year of 2014 to be approximately 30%.
Equity Method Investment Earnings
Equity method investment earnings were $11.2 million ($10.0 million in the Commercial Foods segment and $1.2 million in the Consumer Foods segment) and $12.0 million ($11.3 million in the Commercial Foods segment and $0.7 million in the Consumer Foods segment) for the third quarter of fiscal 2014 and 2013, respectively, and were $20.6 million ($18.5 million in the Commercial Foods segment and $2.1 million in the Consumer Foods segment) and $32.4 million ($31.1 million in the Commercial Foods segment and $1.3 million in the Consumer Foods segment) for the first three quarters of fiscal 2014 and 2013, respectively. The decrease in the first three quarters of fiscal 2014, as compared to the first three quarters of 2013, largely reflects difficult market conditions for an international potato joint venture.
Results of Discontinued Operations
Our discontinued operations generated an after-tax loss of $14.0 million in the third quarter of fiscal 2014 and income of $0.5 million in the third quarter of fiscal 2013. Our discontinued operations generated after-tax income of $7.2 million in the first three quarters of fiscal 2014 and a loss of $0.9 million in the first three quarters of fiscal 2013. The results of discontinued operations for the third quarter of fiscal 2014 include an impairment charge of $25.4 million ($15.2 million after-tax) in anticipation of the divestiture of PB Snacks, a manufacturer of private branded snacks. Results of discontinued operations for the first three quarters of fiscal 2014 include the aforementioned impairment of PB Snacks, as well as, a pre-tax gain of $32.1 million ($19.8 million after-tax) recognized on the sale of the Lightlife business in the second quarter of fiscal 2014.
Earnings Per Share
Diluted earnings per share in the third quarter of fiscal 2014 were $0.55, including earnings of $0.58 per diluted share from continuing operations and a loss of $0.03 per diluted share from discontinued operations. Diluted earnings per share in the third quarter of fiscal 2013 were $0.29, including $0.28 per diluted share from continuing operations and $0.01 per diluted share from discontinued operations. Diluted earnings per share in the first three quarters of fiscal 2014 were $1.46, including $1.45 per diluted share from continuing operations and $0.01 per diluted share from discontinued operations. Diluted earnings per share in the first three quarters of fiscal 2013 were $1.40.

LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity and Capital
Our primary financing objective is to maintain a prudent capital structure that provides us flexibility to pursue our growth objectives. If necessary, we use short-term debt principally to finance ongoing operations, including our seasonal requirements for working capital (accounts receivable, prepaid expenses and other current assets, and inventories, less accounts payable, accrued payroll, and other accrued liabilities), and a combination of equity and long-term debt to finance both our base working capital needs and our non-current assets. We increased our indebtedness significantly during fiscal 2013 in order to finance the Ralcorp acquisition. We are committed to maintaining an investment grade credit rating.
At February 23, 2014, we had a $1.5 billion revolving credit facility. The facility has historically been used principally as a back-up facility for our commercial paper program. As of February 23, 2014, there were no outstanding borrowings under the facility. The facility requires that our consolidated funded debt not exceed 70% of our consolidated capital base in the four quarters commencing on January 29, 2014 and 65% thereafter, and that our fixed charges coverage ratio be greater than 1.75 to 1.0. As of February 23, 2014, we were in compliance with these financial covenants.
As of February 23, 2014, we had $141.0 million in borrowings under our commercial paper program. The highest level of borrowings under the commercial paper program during the first three quarters of fiscal 2014 was $395.0 million. As of May 26, 2013, we had $185.0 million in borrowings under our commercial paper program.
As of the end of the third quarter of fiscal 2014, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the revolving credit facility, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult.
In January 2013, we borrowed $1.5 billion under a term loan facility ("Term Loan Facility") as part of the financing used to acquire Ralcorp. We are required to repay borrowings under the Term Loan Facility in equal installments of 2.5% per quarter beginning June 1, 2013 with the remainder of the borrowings to be paid on the maturity date unless prepaid in accordance with the terms of the Term Loan Facility. We may prepay borrowings without premium or penalty. As of February 23, 2014, we had $900.0 million outstanding under the Term Loan Facility. The Term Loan Facility matures on January 29, 2018. The Term Loan Facility interest rate is calculated based on LIBOR plus 1.75%. The Term Loan Facility requires that our consolidated funded debt not exceed 70% of our consolidated capital base in the four quarters commencing on January 29, 2014 and 65% thereafter, and that our fixed charges coverage ratio be greater than 1.75 to 1.0. As of February 23, 2014, we were in compliance with these financial covenants.
We repurchase our shares of common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board of Directors. In December 2011, the Company's Board of Directors approved a $750.0 million increase to our share repurchase authorization. Under the share repurchase authorization, we may repurchase our shares periodically over several years, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions. The authorization has no time limit and may be suspended or discontinued at any time. We did not repurchase any shares of our common stock under this program during the third quarter of fiscal 2014. The total repurchase through the first three quarters of fiscal 2014 was approximately 2.9 million shares of our common stock for $100.0 million. The Company's total remaining share repurchase authorization as of February 23, 2014 was $181.9 million.
In the second quarter of fiscal 2014, we completed the sale of the assets of the Lightlife business for $54.7 million in cash.
In the second quarter of fiscal 2014, we acquired the frozen dessert production assets from Harlan Bakeries for $39.9 million in cash.
In keeping with our intention to reduce our debt and with consideration of financing alternatives, we no longer intend to refinance the $500 million in senior debt due in April 2014. As a result we have terminated the forward starting swaps which will be settled early in our fiscal fourth quarter 2014 for $54.9 million. Cash and commercial paper will be used to repay the $500 million in senior debt due in April 2014.
In the fourth quarter of fiscal 2014, we anticipate receiving cash proceeds related to net assets held for sale.
We expect to receive at least $400 million upon the close of the proposed Ardent Mills transaction and related flour mill divestitures.
Cash Flows
During the first three quarters of fiscal 2014, we generated $55.3 million of cash, which was the net result of $942.3 million generated from operating activities, $443.8 million used in investing activities, $438.6 million used in financing activities, and a decrease of $4.6 million in cash due to the effect of changes in foreign currency exchange rates.
Cash generated from operating activities of continuing operations totaled $937.4 million in the first three quarters of fiscal 2014, as compared to $780.8 million generated in the first three quarters of fiscal 2013. Net income from continuing operations less depreciation and amortization in the first three quarters of fiscal 2014 was $185.6 million higher than the first three quarters of fiscal 2013 primarily due to the Ralcorp acquisition. Operating cash outflows in the first three quarters of fiscal 2014 also included approximately $27.7 million of severance, retention, incentives, and other benefits associated with the Ralcorp acquisition most of which were accrued at the time of the acquisition. These outflows are substantially complete as of the end of the third quarter of fiscal 2014. In the first three quarters of fiscal 2013, operating cash outflows resulting from costs associated with the Ralcorp acquisition were $125.8 million, including $52.4 million accrued by Ralcorp prior to the acquisition. Additionally, $42.5 million in interest accrued by Ralcorp prior to the acquisition was paid in the third quarter of fiscal 2013. We paid approximately $50.0 million higher annual incentive compensation payments in the first three quarters of fiscal 2014 (earned in fiscal 2013) than in the first three quarters of fiscal 2013 (earned in fiscal 2012). We spent less cash in the first three quarters of fiscal 2014 than in the first three quarters of fiscal 2013 for inventory due largely to reduced yields in the potato harvest and lower wheat prices. During the first three quarters of fiscal 2014, our income tax payments were approximately $54.7 million less than those in the first three quarters of fiscal 2013 due primarily to income tax deductions related to the Ralcorp debt exchange and Ralcorp loss carry forwards from fiscal 2013. We expect income tax payments in the fourth quarter of fiscal 2014 to be higher than those in the fourth quarter of fiscal 2013, as prior year payments were reduced for Ralcorp deductions that will not be repeated in fiscal 2014.
Cash used in investing activities totaled $443.8 million in the first three quarters of fiscal 2014 versus $5,301.0 million in the first three quarters of fiscal 2013. Investing activities of continuing operations in the first three quarters of fiscal 2014 consisted primarily of capital expenditures of $471.0 million that included approximately $81.0 million associated with the former Ralcorp businesses, as well as several significant planned plant expansions and improvements. Additionally, we purchased certain frozen dessert production assets for $39.9 million. Investing activities of continuing operations in the first three quarters of fiscal 2013 consisted primarily of $4.75 billion, net of cash acquired for the purchase of Ralcorp, the acquisition of the P.F. Chang's® and

Bertolli® brands frozen meal business from Unilever for $266.9 million in cash, and capital expenditures of $286.0 million. During the second quarter of fiscal 2014, we sold the Lightlife® business for $54.7 million. This is reflected in cash flows from investing activities of discontinued operations.
Cash utilized for financing activities totaled $438.6 million in the first three quarters of fiscal 2014 compared to cash generated from financing activities $5,137.5 million in the first three quarters of fiscal 2013. In the first three quarters of fiscal 2014, we repaid $71.2 million of long-term debt, including $59.0 million to repurchase $63.0 million aggregate principal amount of our senior notes due in 2043; whereas financing cash flows in the first three quarters of fiscal 2013 included cash generated from the issuance of $6.22 billion of long term debt offset by debt repaid of $911.8 million, primarily $875.0 million paid for principal and contractual amounts on Ralcorp notes tendered in connection with the Ralcorp acquisition. During the first three quarters of fiscal 2014, we decreased our short-term borrowings by $39.3 million, compared to a decrease of $38.9 million in the first three quarters of fiscal 2013. Dividends paid during the first three quarters of fiscal 2014 and 2013 were $315.5 million and $296.6 million, respectively. In the first three quarters of fiscal 2014 and 2013, we repurchased $100.0 million and $245.0 million, respectively, of our common stock as part of our share repurchase program. Proceeds from employee stock option exercises were $87.4 million and $197.2 million in the first three quarters of fiscal 2014 and 2013, respectively.
The Company had cash and cash equivalents of $239.2 million at February 23, 2014 and $183.9 million at May 26, 2013, of which $201.2 million at February 23, 2014 and $166.4 million at May 26, 2013 was held in foreign countries. The company's foreign subsidiaries intend to repay approximately $90.0 million to domestic subsidiaries in the fourth quarter of fiscal 2014. These loan repayments are not expected to result in significant additional taxes. The Company makes an assertion regarding the amount of earnings intended for permanent reinvestment outside the United States, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. No related tax liability has been accrued as of February 23, 2014. At February 23, 2014, management does not intend to repatriate additional foreign cash. Any future decision to repatriate foreign cash could result in an adjustment to the deferred tax liability after considering available foreign tax credits and other tax attributes. It is not practicable to determine the amount of any such deferred tax liability at this time.
We estimate our capital expenditures in fiscal 2014 will be approximately $625 million.
Management believes that existing cash balances, cash flows from operations, existing credit facilities, and access to capital markets will provide sufficient liquidity to meet our repayment of debt, working capital needs, planned capital expenditures, and payment of anticipated quarterly dividends for at least the next twelve months.

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
We hold a 50.0% interest in Lamb Weston RDO, a potato processing venture. We provide all sales and marketing services to Lamb Weston RDO. We receive a fee for these services based on a percentage of the net sales of the venture. We reflect the value of our ownership interest in this venture in other assets in our Condensed Consolidated Balance Sheets, based upon the equity method of accounting. The balance of our investment was $13.5 million and $15.2 million at February 23, 2014 and May 26, 2013, respectively, representing our maximum exposure to loss as a result of our involvement with this venture. The capital structure of Lamb Weston RDO includes owners' equity of $27.1 million and term borrowings from banks of $43.4 million as of February 23, 2014. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this venture.
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

OBLIGATIONS AND COMMITMENTS
As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as lease agreements, debt agreements, and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as "take-or-pay" contracts). The unconditional purchase obligation arrangements are entered into in our normal course of business in order to ensure adequate levels of sourced product are available. Of these items, debt, notes payable, and capital lease obligations, which totaled $9.4 billion as of February 23, 2014, were recognized as liabilities in our Condensed Consolidated Balance Sheet. Operating lease obligations and unconditional purchase obligations, which totaled $1.6 billion as of February 23, 2014, were not recognized as liabilities in our Condensed Consolidated Balance Sheet, in accordance with generally accepted accounting principles.

A summary of our contractual obligations as of February 23, 2014 was as follows:

	Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt	$9,160.6	$577.7	$1,001.3	$2,659.9	$4,921.7
Capital lease obligations	75.6	9.0	15.0	10.4	41.2
Operating lease obligations	504.5	94.5	152.5	108.4	149.1
Purchase obligations[1]	1,144.4	870.5	186.2	67.3	20.4
Notes payable	145.6	145.6	—	—	—
Total	$11,030.7	$1,697.3	$1,355.0	$2,846.0	$5,132.4
1 Amount includes open purchase orders of the Ralcorp business, some of which may be cancellable.
We are also contractually obligated to pay interest on our long-term debt and capital lease obligations. The weighted average coupon interest rate of the long-term debt obligations outstanding as of February 23, 2014 was approximately 4.3%.
The purchase obligations noted in the table above do not reflect $755.4 million of open purchase orders or $500.6 million of agreements for goods and services, some of which are not legally binding. These amounts exclude the open purchase orders from Ralcorp that are included in the table above. These purchase orders and agreements are generally settleable in the ordinary course of business in less than one year.
The operating lease obligations noted in the table above have not been reduced by non-cancellable sublease rentals of $32.5 million.
We own a 49.99% interest in Lamb Weston BSW, LLC ("Lamb Weston BSW"), a potato processing venture with Ochoa Ag Unlimited Foods, Inc. ("Ochoa"). We provide all sales and marketing services to Lamb Weston BSW. Under certain circumstances, we could be required to compensate Ochoa for lost profits resulting from significant production shortfalls ("production shortfalls"). Commencing on June 1, 2018, or on an earlier date under certain circumstances, we have a contractual right to purchase the remaining equity interest in Lamb Weston BSW from Ochoa (the "call option"). We are currently subject to a contractual obligation to purchase all of Ochoa's equity investment in Lamb Weston BSW at the option of Ochoa (the "put option"). The purchase prices under the call option and the put option (the "options") are based on the book value of Ochoa's equity interest at the date of exercise, as modified by an agreed-upon rate of return for the holding period of the investment balance. The agreed-upon rate of return varies depending on the circumstances under which any of the options are exercised. As of February 23, 2014, the price at which Ochoa had the right to put its equity interest to us was $40.7 million. This amount, which is presented within other noncurrent liabilities in our Condensed Consolidated Balance Sheet, is not included in the "Contractual Obligations" table above as the payment is contingent upon the exercise of the put option by Ochoa, and the eventual occurrence and timing of such exercise is uncertain.

As part of our ongoing operations, we also enter into arrangements that obligate us to make future cash payments only upon the occurrence of a future event (e.g., guarantees of debt or lease payments of a third party should the third party be unable to perform). In accordance with generally accepted accounting principles, the following commercial commitments are not recognized as liabilities in our consolidated balance sheet. A summary of our commitments, including commitments associated with equity method investments, as of February 23, 2014 was as follows:

	Amount of Commitment Expiration Per Period (in millions)
Other Commercial Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Guarantees	$45.4	$23.6	$8.8	$6.5	$6.5
Standby repurchase obligations	4.9	1.7	1.5	0.3	1.4
Other commitments	3.9	3.9	—	—	—
Total	$54.2	$29.2	$10.3	$6.8	$7.9
In certain limited situations, we will guarantee an obligation of an unconsolidated entity. We guarantee certain leases and other commercial obligations resulting from the 2002 divestiture of our fresh beef and pork operations. The remaining terms of these arrangements do not exceed two years and the maximum amount of future payments we have guaranteed was $6.1 million as of February 23, 2014.
We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At February 23, 2014, the amount of supplier loans effectively guaranteed by us was $18.2 million, included in the table above. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.
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
Federal income tax credits were generated related to our sweet potato production facility in Delhi, Louisiana. Third parties invested in certain of these income tax credits. We have guaranteed these third parties the face value of these income tax credits over their statutory lives, through fiscal 2017, in the event that the income tax credits are recaptured or reduced. The face value of the income tax credits was $21.2 million as of February 23, 2014. We believe the likelihood of the recapture or reduction of the income tax credits is remote, and therefore we have not established a liability in connection with this guarantee.
The obligations and commitments tables above do not include any reserves for uncertainties in income taxes, as we are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes. The liability for gross unrecognized tax benefits at February 23, 2014 was $96.0 million. The net amount of unrecognized tax benefits at February 23, 2014, that, if recognized, would impact our effective tax rate was $60.0 million. Recognition of these tax benefits would have a favorable impact on our effective tax rate.

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
We implemented organizational changes during the second quarter of fiscal 2014 that resulted in new reporting segments. As a result, we reassigned goodwill to the new reporting units using a relative fair value allocation approach and performed an analysis of the potential impairment of goodwill. The methodologies employed to test for impairment were largely consistent with those used to perform the annual impairment analysis for fiscal year 2013. The results of the quantitative test did not result in any impairment of goodwill because the fair values of each of our reporting units exceeded their respective carrying values. As of the second fiscal quarter of fiscal 2014, we noted two reporting units within our Private Brands reporting segment that were more sensitive to near-term changes in discounted cash flow assumptions: Private Brands Pasta with $863.2 million of goodwill and fair value in excess of the carrying value of its net assets of 11% and Private Brands Cereal with $583.2 million of goodwill and fair value in excess of the carrying value of its net assets of 13%. While the reporting units passed the first step of the impairment test, we have assumed increases in the operating cash flows of these reporting units over the next several years as a result of anticipated sales growth and cost synergies. If we are unsuccessful in our plans to increase the profitability of these businesses, the estimated fair values could be reduced and lead to a potential material goodwill impairment in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The principal market risks affecting us are exposures to price fluctuations of commodity and energy inputs, interest rates, and foreign currencies.
Other than the changes noted below, there have been no material changes in our market risk during the thirty-nine weeks ended February 23, 2014. For additional information, refer to the "Quantitative and Qualitative Disclosures about Market Risk" in Item 7A of our annual report on Form 10-K for the fiscal year ended May 26, 2013.
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
Interest Rate Risk
From time to time, we use interest rate swaps to manage the effect of interest rate changes on the fair value of our existing debt as well as the forecasted interest payments for the anticipated issuance of debt. During fiscal 2010, we entered into interest rate swap contracts to effectively convert the interest rate of certain of our senior long-term debt instruments maturing in fiscal 2014 from fixed to variable. During fiscal 2011, we terminated these interest rate swap contracts. As a result of this termination, we received proceeds of $28.2 million. The cumulative adjustment to the fair value of the debt instrument being hedged was included in long-term debt and is being amortized as a reduction of interest expense over the remaining lives of the debt instruments (through fiscal 2014). At February 23, 2014, the unamortized amount was $1.4 million.
During the third quarter of fiscal 2014, we entered into interest rate swap contracts to hedge the fair value of certain of our senior long-term debt instruments maturing in fiscal 2019 and 2020. The net notional amount of these interest rate derivatives at February 23, 2014 was $500.0 million - $250.0 million for each maturity. The maximum potential loss associated with these interest rate swap contracts from a hypothetical 1% increase in interest rates is approximately $26.1 million. Any such gain or loss, to the extent the hedge is effective, are offset by fair value adjustments to the debt instruments being hedged.
The carrying amount of long-term debt (including current installments) was $9.3 billion as of February 23, 2014. Based on current market rates, the fair value of this debt at February 23, 2014 was estimated at $9.8 billion. As of February 23, 2014, a 1% increase in interest rates would decrease the fair value of our fixed rate debt by approximately $545.3 million, while a 1% decrease in interest rates would increase the fair value of our fixed rate debt by approximately $619.5 million.
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
Value-at-Risk (VaR)
We employ various tools to monitor our derivative risk, including value-at-risk ("VaR") models. We perform simulations using historical data to estimate potential losses in the fair value of current derivative positions. We use price and volatility information for the prior 90 days in the calculation of VaR that is used to monitor our daily risk. The purpose of this measurement is to provide a single view of the potential risk of loss associated with derivative positions at a given point in time based on recent changes in market prices. Our model uses a 95% confidence level. Accordingly, in any given one day time period, losses greater than the amounts included in the table below are expected to occur only 5% of the time. We include commodity swaps, futures, and options and foreign exchange forwards, swaps, and options in this calculation. The following table provides an overview of our average daily VaR for our energy, agriculture, foreign exchange, and other commodities over the thirty-nine week period ending February 23, 2014 and February 24, 2013. Other commodities below consist primarily of forward and option contracts for a commodities index, the market price of which is closely correlated with that of our commodity inputs. This index includes items such as agricultural commodities, energy commodities, and metals. The other commodities category below may also include items such as packaging and/or livestock.

	Fair Value Impact
In Millions	Average During Thirty-nine Weeks Ended February 23, 2014	Average During Thirty-nine Weeks Ended February 24, 2013
Energy commodities	$1.1	$2.3
Agriculture commodities	$3.0	$3.5
Other commodities	$2.9	$5.3
Foreign exchange	$1.6	$1.3

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of February 23, 2014. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective.

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
For more information regarding legal matters, please refer to Part I, Item 3 in the Company’s Annual Report on Form 10-K for the year ended May 26, 2013, Note 18 to the Consolidated Financial Statements included therein and Note 13 to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS
A discussion of our risk factors can be found in Item 1A, Risk Factors, in our annual report on Form 10-K for the fiscal year ended May 26, 2013. That information was supplemented and amended by Item 1A, Risk Factors, in our quarterly report on Form 10-Q for the quarter ended November 24, 2013. There were no material changes to the previously disclosed risk factors during the third quarter of fiscal 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the total number of shares of common stock purchased during the third quarter of fiscal 2014, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	Total Number of Shares (or units) Purchased	Average Price Paid per Share (or unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Maximum Number of Shares that may yet be Purchased under the Program (1)
November 25 through December 22, 2013	—	$—	—	$181,927,000
December 23, 2013 through January 19, 2014	—	$—	—	$181,927,000
January 20 through February 23, 2014	—	$—	—	$181,927,000
Total Fiscal 2014 Third Quarter Activity	—	$—	—	$181,927,000
 ________________

(1)
Pursuant to publicly announced share repurchase programs from December 2003, we have repurchased approximately 172.5 million shares at a cost of $4.1 billion through February 23, 2014. In December 2011, the Company's Board of Directors approved a $750.0 million increase to our share repurchase authorization. The current program has no expiration date.

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
Dated this 1st day of April, 2014.

EXHIBIT INDEX
All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by ConAgra Foods, Inc. (file number 001-07275), unless otherwise noted.

EXHIBIT	DESCRIPTION

2.1
Acknowledgement and Amendment No. 3 to Master Agreement dated as of the 24th of July, 2013 by and among ConAgra Foods, Inc., Cargill, Incorporated, and CHS Inc. in connection with that certain Master Agreement, made as of the 4th day of March, 2013

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

10.1*	Amendment No. 5 dated December 9, 2013 to ConAgra Foods, Inc. Amended and Restated Voluntary Deferred Compensation Plan (January 1, 2009 Restatement.)

12	Statement regarding computation of ratio of earnings to fixed charges

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificates

101.1
The following materials from ConAgra Foods' Quarterly Report on Form 10-Q for the quarter ended February 23, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to ConAgra Foods' long-term debt are not filed with this Form 10-Q. ConAgra Foods will furnish a copy of any such long-term debt agreement to the Securities and Exchange Commission upon request.

* Management contract or compensatory plan