Form 10-K
period 2014-05-25
CONAGRA FOODS INC /DE/
filed 2014-07-16
CIK 23217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 25, 2014
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
Large accelerated filer  ☑ Accelerated filer  ☐
Non-accelerated filer    ☐  (Do not check if a smaller reporting company) Smaller reporting company   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☑
The aggregate market value of the voting common stock of ConAgra Foods, Inc. held by non-affiliates on November 24, 2013 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $13,738,886,936 based upon the closing sale price on the New York Stock Exchange on such date.
At June 22, 2014, 422,498,261 common shares were outstanding.
Documents Incorporated by Reference
Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”) are incorporated into Part III.

PART I
ITEM 1. BUSINESS
General Development of Business
ConAgra Foods, Inc. (“ConAgra Foods”, “Company”, “we”, “us”, or “our”) is one of North America’s largest packaged food companies with branded and private branded food found in 99% of America's households, as well as a strong commercial foods business serving restaurants and foodservice operations globally. Consumers can find recognized brands such as Banquet®, Chef Boyardee®, Egg Beaters®, Healthy Choice®, Hebrew National®, Hunt's®, Marie Callender's®, Orville Redenbacher's®, PAM®, Peter Pan®, Reddi-wip®, Slim Jim®, Snack Pack®, and many other ConAgra Foods brands, along with food sold by ConAgra Foods under private brand labels, in grocery, convenience, mass merchandise, club, and drug stores. Additionally, we make frozen potato and sweet potato items as well as other vegetable, spice, bakery goods, and grain products for our commercial and foodservice customers.
At ConAgra Foods, we strive to provide food that delivers outstanding taste, nutrition, and value. We are also committed to finding better ways to be a good steward of our environment and giving back to the communities where we live and work.
We began as a Midwestern flour-milling company and entered other commodity-based businesses throughout our history. We were initially incorporated as a Nebraska corporation in 1919 and were reincorporated as a Delaware corporation in December 1975. Over time, through various acquisitions and divestitures, we changed the make-up of our company and focused on growing our branded food businesses to become the leading food company we are today. Making this shift involved acquiring a number of consumer food brands such as Banquet®, Chef Boyardee®, Marie Callender’s®, and Alexia®. Businesses we divested include dehydrated and fresh vegetable operations, a trading and merchandising business, packaged meat and cheese operations, and poultry, beef, and pork businesses, among others. Growing our food businesses has also been fueled by our innovation pipeline and organic growth of our brands. We are focused on delivering sustainable, profitable growth with strong and improving returns on our invested capital.
In 2012, we introduced our Recipe for Growth - our strategic roadmap for operating our business and delivering shareholder value. We established five strategic areas of focus for our business - Core/Adjacencies, International, Private Brands, People, and Citizenship. In January 2013, we took a big step forward in delivering on our Recipe for Growth by completing the acquisition of Ralcorp Holdings, Inc. ("Ralcorp"), a manufacturer of private branded food. The Ralcorp acquisition was a transformational move for our company making us the largest private brand packaged food business in North America.
With the acquisition of Ralcorp, we have established a portfolio that is value-focused and competitive. We are working to create a more successful, customer-centric, effective, and efficient company. As a result, process changes and new ways of working are being implemented.
As part of continually strengthening our operating foundation, our major profit-enhancing initiatives have centered on and continue to include:

•	Growing our branded and private branded portfolios through innovation;

•	Creating a more customer-focused company; becoming a strategic partner and influencer for the branded and private branded needs of our customers;

•
Making food that resonates with consumers; establishing or further developing qualities that differentiate us from other food companies and capabilities that are critical to our success; and expanding our presence in desired geographies or market segments;

•	Implementing high-impact, insights-based marketing programs for our customers and consumers;

•	Improving our trade spending effectiveness, enterprise business planning, and pricing analytics;

•	Achieving cost savings targets throughout our supply chain and creating a seamless technical organization to drive productivity, total delivered cost, and customized solutions; and

•	Implementing cost-reducing initiatives throughout the selling, general, and administrative functions.
Our efficiency and effectiveness initiatives continue to be implemented with a high degree of customer focus, food safety and quality, and commitment to our people.

Financial Information about Reporting Segments
As a result of the Ralcorp acquisition, we implemented organizational changes during the second quarter of fiscal 2014 that resulted in new reporting segments. We began reporting our operations in three reporting segments: Consumer Foods, Commercial Foods, and Private Brands. We believe this recent operating structure will enhance our focus on profitability, coordinated business execution, and resource allocation across our business. Prior periods have been reclassified to conform to the revised segment presentation. Prior to this change in organizational structure, we had four operating and reportable segments. The contributions of each reporting segment to net sales, operating profit, and identifiable assets are set forth in Note 20 “Business Segments and Related Information” to the consolidated financial statements.
Narrative Description of Business
We compete throughout the food industry and focus on adding value for our customers who operate in the retail food, foodservice, and ingredients channels.
Our operations, including our reporting segments, are described below. Our locations, including manufacturing facilities, within each reporting segment, are described in Item 2, Properties.
Consumer Foods
The Consumer Foods reporting segment includes branded food sold in various retail channels primarily in North America. Our food products are found in a variety of categories (meals, entrees, condiments, sides, snacks, and desserts) throughout grocery and convenience stores across frozen, refrigerated, and shelf-stable temperature classes. The Consumer Foods reporting segment no longer includes results for store brands (store brands are now part of the recently created Private Brands segment) or foodservice results (the foodservice business is now part of the Commercial Foods segment). The Consumer Foods reporting segment now includes additional international sales which were previously part of the Ralcorp Food Group segment.
Major brands include: Alexia®, ACT II®, Banquet®, Blue Bonnet®, Chef Boyardee®, DAVID®, Egg Beaters®, Healthy Choice®, Hebrew National®, Hunt’s®, Marie Callender’s®, Odom’s Tennessee Pride ®, Orville Redenbacher’s®, PAM®, Peter Pan®, Reddi-wip®, Slim Jim®, Snack Pack®, Swiss Miss®, Van Camp’s®, and Wesson®.
Commercial Foods
The Commercial Foods reporting segment includes commercially branded and private branded food and ingredients, which are sold primarily to commercial, foodservice, food manufacturing, and industrial customers. The segment's primary food items include: frozen potato and sweet potato items and a variety of vegetable, spice and frozen bakery goods which are sold under brands such as Lamb Weston® and Spicetec Flavors & Seasonings®. The Commercial Foods reporting segment now includes foodservice results which were previously part of the Consumer Foods segment, as well as frozen bakery foodservice results, which were previously part of the Ralcorp Frozen Bakery Products segment. Our milling business was included in the Commercial Foods segment for the periods covered by this report but was contributed to Ardent Mills shortly after the end of fiscal 2014.
Private Brands
The Private Brands reporting segment includes private branded and customized food items sold in various retail channels, primarily in North America. Our Private Brands are sold in a variety of categories in grocery and convenience stores including: hot and ready-to-eat cereal; snacks; condiments; bars and coordinated categories; pasta; and retail bakery goods. The recently created Private Brands reporting segment includes a significant portion of results from the former Ralcorp businesses and the store brands results which were previously part of the Consumer Foods segment.
Unconsolidated Equity Investments
We have a number of unconsolidated equity investments. Significant affiliates produce and market potato products for retail and foodservice customers.
Acquisitions
In September 2013, we acquired frozen dessert production assets from Harlan Bakeries. The purchase included machinery, operating systems, warehousing/storage, and other assets associated with making frozen fruit pies, cream pies, pastry shells, and loaf cakes. This business is included in the Consumer Foods segment.

In January 2013, we acquired Ralcorp. The results from our Ralcorp acquisition are included in each of our reporting segments, primarily Private Brands.
In August 2012, we acquired the P.F. Chang's® and Bertolli® brands frozen meal business. This business is included in the Consumer Foods segment.
Divestitures
In April 2014, we completed the sale of a small snack business, Medallion Foods. We previously reflected the results of this business within the Private Brands segment. We reflected the results of these operations as discontinued operations for all periods presented.
In September 2013, we completed the sale of the assets of the Lightlife® business. We previously reflected the results of this business within the Consumer Foods segment. We reflected the results of these operations as discontinued operations for all periods presented.
Formation of Ardent Mills
On May 29, 2014, subsequent to the end of fiscal 2014, the Company, Cargill, Incorporated ("Cargill"), and CHS Inc. ("CHS") (collectively, the “Owners”), completed the formation of the previously announced Ardent Mills flour milling joint venture, which combined the North American flour milling operations and related businesses operated through the ConAgra Mills division of ConAgra Foods and the Horizon Milling joint venture of Cargill and CHS.
General
The following comments pertain to all of our reporting segments.
ConAgra Foods is a food company that operates in many sectors of the food industry, with a significant focus on the sale of branded, private branded, and value-added consumer food, as well as foodservice items and ingredients. We use many different raw materials, the bulk of which are commodities. The prices paid for raw materials used in making our food generally reflect factors such as weather, commodity market fluctuations, currency fluctuations, tariffs, and the effects of governmental agricultural programs. Although the prices of raw materials can be expected to fluctuate as a result of these factors, we believe such raw materials to be in adequate supply and generally available from numerous sources. From time to time, we have faced increased costs for many of our significant raw materials, packaging, and energy inputs. We seek to mitigate higher input costs through productivity and pricing initiatives, and through the use of derivative instruments used to economically hedge a portion of forecasted future consumption.
We experience intense competition for sales of our food items in our major markets. Our food items compete with widely advertised, well-known, branded food, as well as private branded and customized food items. Some of our competitors are larger and have greater resources than we have. We compete primarily on the basis of quality, value, customer service, brand recognition, and brand loyalty.
Demand for certain of our food items may be influenced by holidays, changes in seasons, or other annual events.
We manufacture primarily for stock and fill our customer orders from finished goods inventories. While at any given time there may be some backlog of orders, such backlog is not material in respect to annual net sales, and the changes of backlog orders from time to time are not significant.
Our trademarks are of material importance to our business and are protected by registration or other means in the United States and most other markets where the related food items are sold. Some of our food items are sold under brands that have been licensed from others. We also actively develop and maintain a portfolio of patents, although no single patent is considered material to the business as a whole. We have proprietary trade secrets, technology, know-how, processes, and other intellectual property rights that are not registered.
Many of our facilities and food items we make are subject to various laws and regulations administered by the United States Department of Agriculture, the Federal Food and Drug Administration, the Occupational Safety and Health Administration, and other federal, state, local, and foreign governmental agencies relating to the food safety and quality, sanitation, safety and health matters, and environmental control. We believe that we comply with such laws and regulations in all material respects, and that continued compliance with such regulations will not have a material effect upon capital expenditures, earnings, or our competitive position.

Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 17% of consolidated net sales for each of fiscal 2014, 2013, and 2012.
At May 25, 2014, ConAgra Foods and its subsidiaries had approximately 32,800 employees, primarily in the United States. Approximately 41% of our employees are parties to collective bargaining agreements. Of the employees subject to collective bargaining agreements, approximately 16% are parties to collective bargaining agreements scheduled to expire during fiscal 2015. We believe our relationships with employees and their representative organizations are good.
Research and Development
We employ processes at our principal manufacturing locations that emphasize applied research and technical services directed at product improvement and quality control. In addition, we conduct research activities related to the development of new products. Research and development expense was $103.5 million, $93.1 million, and $86.0 million in fiscal 2014, 2013, and 2012, respectively.
EXECUTIVE OFFICERS OF THE REGISTRANT AS OF JULY 16, 2014

Name	Title & Capacity	Age	Year First Appointed an Executive Officer
Gary M. Rodkin	President and Chief Executive Officer	62	2005
John F. Gehring	Executive Vice President, Chief Financial Officer	53	2004
Colleen R. Batcheler	Executive Vice President, General Counsel and Corporate Secretary	40	2008
Albert D. Bolles	Executive Vice President, Chief Technical and Operations Officer	56	2014
Paul T. Maass	President, Private Brands and Commercial Foods	48	2010
Thomas M. McGough	President, Consumer Foods	49	2013
Scott E. Messel	Senior Vice President, Treasurer and Assistant Corporate Secretary	55	2001
Andrew G. Ross	Executive Vice President and Chief Strategy Officer	46	2011
Nicole B. Theophilus	Executive Vice President, Chief Human Resources Officer	44	2013
Robert G. Wise	Senior Vice President, Corporate Controller	46	2012
Gary M. Rodkin has been our Chief Executive Officer and a member of our Board of Directors since October 1, 2005. Previously, he was Chairman and Chief Executive Officer of PepsiCo Beverages and Foods North America (food and beverage company) from February 2003 to June 2005. He also served as President and Chief Executive Officer of PepsiCo Beverages and Foods North America in 2002, and President and Chief Executive Officer of Pepsi-Cola North America from 1999 to 2002. Mr. Rodkin has served as a director of Avon Products, Inc. (beauty and related products company) since 2007, and is also Chair of the Board of Boys Town (charitable organization) and Chair of the Omaha Chamber of Commerce's Prosper Omaha economic development campaign. He is past Chairman of the Grocery Manufacturers of America (consumer product company trade association).
John F. Gehring has served as Executive Vice President, Chief Financial Officer since January 2009. Mr. Gehring joined ConAgra Foods as Vice President of Internal Audit in 2002, became Senior Vice President in 2003, and most recently served as Senior Vice President and Corporate Controller from July 2004 to January 2009. He served as ConAgra Foods' interim Chief Financial Officer from October 2006 to November 2006. Prior to joining ConAgra Foods, Mr. Gehring was a partner at Ernst & Young LLP (an accounting firm) from 1997 to 2001.
Colleen R. Batcheler has served as Executive Vice President, General Counsel and Corporate Secretary since September 2009 and Senior Vice President, General Counsel and Corporate Secretary from February 2008. Ms. Batcheler joined ConAgra Foods in June 2006 as Vice President, Chief Securities Counsel and Assistant Corporate Secretary. In September 2006, she was named Corporate Secretary. From 2003 until joining ConAgra Foods, Ms. Batcheler was Vice President and Corporate Secretary of Albertson's, Inc. (a retail food and drug chain). Previously, she was Associate Counsel with The Cleveland Clinic Foundation and an associate with Jones Day (a law firm).
Albert D. Bolles, Ph.D., was named Executive Vice President, Chief Technical and Operations Officer in May 2014. Dr. Bolles joined ConAgra Foods in 2006 as Executive Vice President, Research, Quality & Innovation. Prior to joining ConAgra Foods, he led Worldwide Research and Development for PepsiCo Beverages and Foods.

Paul T. Maass has served as President of the Private Brands and Commercial Foods segments since September 2013. He served as President of Commercial Foods since October 2010 and served as interim President of the Lamb Weston operations from 2010 until January 2013. Since joining ConAgra Foods in 1988 as a commodity merchandiser in the trading business, Mr. Maass quickly progressed in several roles at ConAgra Foods, including being named President and General Manager of ConAgra Mills® in 2003 and assuming responsibility for J.M. Swank® in 2007 and for Spicetec Flavors & Seasonings® in 2010.
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
OTHER SENIOR OFFICERS OF THE REGISTRANT AS OF JULY 16, 2014

Name	Title & Capacity	Age
Joan K. Chow	Executive Vice President, Chief Marketing Officer	53
Allen J. Cooper	Vice President, Internal Audit	50
Derek De La Mater	Executive Vice President and President, Sales	47
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
Derek De La Mater joined ConAgra Foods in 1993 and has held various leadership roles in sales and business development within the Company. He was named to his current position in March 2014. He previously served the Company as President, Customer Development, from 2013 to 2014, Senior Vice President, Sales, from 2011 to 2013, and Vice President, Sales from 2006 to 2011.
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
Volatility in financial markets and deterioration of national and global economic conditions could impact our business and operations in a variety of ways, including as follows:

•
consumers may shift purchases to more generic, lower-priced, or other value offerings, or may forego certain purchases altogether during economic downturns, which could result in a reduction in sales of higher margin products or a shift in our product mix to lower margin offerings adversely affecting the results of our Consumer Foods or Private Brands operations;

•	decreased demand in the restaurant business, particularly casual and fine dining, which may adversely affect our Commercial Foods operations;

•	volatility in commodity and other input costs could substantially impact our result of operations;

•	volatility in the equity markets or interest rates could substantially impact our pension costs and required pension contributions; and

•
it may become more costly or difficult to obtain debt or equity financing to fund operations or investment opportunities, or to refinance our debt in the future, in each case on terms and within a time period acceptable to us.

We may not fully realize the anticipated growth opportunities and cost synergies from the acquisition of Ralcorp Holdings, Inc. or in the expected time frame.
The anticipated benefits from our acquisition of Ralcorp Holdings, Inc., or Ralcorp, which we refer to as the Acquisition, will depend, in part, on our ability to realize the anticipated growth opportunities and cost synergies from the Acquisition.
Our success in realizing these growth opportunities and cost synergies, and the timing of this realization, depends on the successful integration of Ralcorp. There is a significant degree of difficulty and management distraction inherent in the process of integrating an acquisition as sizable as Ralcorp. Members of our senior management may be required to devote considerable amounts of time to this continuing integration process, which will decrease the time they will have to manage our Company, service existing customers, attract new customers, and develop new products or strategies. If senior management is not able to effectively manage the ongoing integration process, or if any significant business activities are interrupted as a result of the process, our business could suffer. There can be no assurance that we will successfully or cost-effectively integrate the Ralcorp business. The failure to do so could have a material adverse effect on our business, financial condition, and results of operations.

Even if we are able to fully integrate Ralcorp successfully, this integration may not result in the realization of the full benefits of the growth opportunities and cost synergies that we expect from this integration, and we cannot guarantee that these benefits will be achieved within anticipated time frames or at all. For example, we may not be able to eliminate duplicative costs. Moreover, we may incur substantial expenses in connection with the integration. While certain expenses will continue to be incurred to achieve cost synergies, such expenses are difficult to estimate accurately, and may exceed current estimates. Accordingly, the benefits from the Acquisition may be offset by costs incurred to, or delays in, integrating the businesses.
Our existing and future debt may limit cash flow available to invest in the ongoing needs of our business and could prevent us from fulfilling our debt obligations.
As of May 25, 2014, we had a substantial amount of debt, including $3.912 billion of senior notes that we issued, and a $900 million term loan that we entered into, in connection with the Acquisition. We have the ability under our existing revolving credit facility to incur substantial additional debt. Our level of debt could have important consequences. For example, it could:

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
We may not realize the benefits that we expect from our Supply Chain and Administrative Efficiency Plan, or SCAE Plan.
During fiscal 2014, we announced our Supply Chain and Administrative Efficiency Plan, or SCAE Plan, which was an expansion of the scope of the plan to integrate Ralcorp. The SCAE Plan includes steps to optimize the entire organization’s supply chain network and to improve selling, general and administrative effectiveness and efficiencies, as well as our continuing evaluation of plans for the integration of Ralcorp and related restructuring activities. The successful design and implementation of the SCAE Plan presents significant organizational design and infrastructure challenges and in many cases will require successful negotiations with third parties, including labor organizations, suppliers, business partners, and other stakeholders. In addition, the SCAE Plan may not advance our business strategy as expected. Events and circumstances, such as financial or strategic difficulties, delays and unexpected costs may occur that could result in our not realizing all or any of the anticipated benefits or our not realizing the anticipated benefits on our expected timetable. If we are unable to realize the anticipated savings of the SCAE Plan, our ability to fund other initiatives may be adversely affected. Any failure to implement the SCAE Plan in accordance with our expectations could adversely affect our financial condition, results of operations and cash flows.
In addition, the complexity of the SCAE Plan will require a substantial amount of management and operational resources. Our management team must successfully implement administrative and operational changes necessary to achieve the anticipated benefits of the SCAE Plan. These and related demands on our resources may divert the organization’s attention from existing core businesses, integrating financial or other systems, have adverse effects on existing business relationships with suppliers and customers, and impact employee morale. As a result our financial condition, results of operations or cash flows may be adversely affected.
Increases in commodity costs may have a negative impact on profits.
We use many different commodities such as wheat, corn, oats, soybeans, beef, pork, poultry, and energy. Commodities are subject to price volatility caused by commodity market fluctuations, supply and demand, currency fluctuations, external conditions such as weather, and changes in governmental agricultural and energy policies and regulations. Commodity price increases will result in increases in raw material, packaging, and energy costs and operating costs. We may not be able to increase our product prices and achieve cost savings that fully offset these increased costs; and increasing prices may result in reduced sales volume, reduced margins, and profitability. We have experience in hedging against commodity price increases; however, these practices and experience reduce, but do not eliminate, the risk of negative profit impacts from commodity price increases. We do not fully hedge against changes in commodity prices, and the risk management procedures that we use may not always work as we intend.
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
Significant private brand competitive activity can lead to volatility in results and margin compression.
Private brand customer buying decisions are often based on a periodic bidding process. Our sales volume may decrease significantly if our offer is too high and we lose the ability to sell private brand products through these channels, even temporarily. Alternatively, we risk reducing our margins if our offer is successful but below our desired price. Either of these outcomes may adversely affect our results of operations.
Changes in our relationships with significant customers or suppliers could adversely affect us.
During fiscal 2014, our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 17% of our net revenues. There can be no assurance that Wal-Mart Stores, Inc. and other significant customers will continue to purchase our products in the same quantities or on the same terms as in the past, particularly as increasingly powerful retailers continue to demand lower pricing. The loss of a significant customer or a material reduction in sales to a significant customer could materially and adversely affect our product sales, financial condition, and results of operations.
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
Consumer preferences evolve over time and the success of our food products depends on our ability to identify the tastes and dietary habits of consumers and to offer products that appeal to their preferences, including concerns of consumers regarding health and wellness, obesity, product attributes, and ingredients. Introduction of new products and product extensions requires significant development and marketing investment. If our products fail to meet consumer preferences, or we fail to introduce new and improved products on a timely basis, then the return on that investment will be less than anticipated and our strategy to grow sales and profits with investments in acquisitions, marketing, and innovation will be less successful. Similarly, demand for our products could be affected by consumer concerns or perceptions regarding the health effects of ingredients such as sodium, trans fats, sugar, processed wheat, or other product ingredients or attributes.
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
We sell food products for human consumption, which involves risks such as product contamination or spoilage, product tampering, other adulteration of food products, mislabeling, and misbranding. We may be subject to liability if the consumption of any of our products causes injury, illness, or death. In addition, we will voluntarily recall products in the event of contamination or damage. We have issued recalls and have from time to time been and currently are involved in lawsuits relating to our food products. A significant product liability judgment or a widespread product recall may negatively impact our sales and profitability for a period of time depending on the costs of the recall, the destruction of product inventory, product availability, competitive reaction, customer reaction and consumer attitudes. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential customers and our corporate and brand image.
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
Maintaining a good reputation globally is critical to selling our products. Product contamination or tampering, the failure to maintain high standards for product quality, safety, and integrity, including with respect to raw materials and ingredients obtained from suppliers, or allegations of product quality issues, mislabeling or contamination, even if untrue, may reduce demand for our products or cause production and delivery disruptions. Our reputation could also be adversely impacted by any of the following, or by adverse publicity (whether or not valid) relating thereto: the failure to maintain high ethical, social, and environmental standards for all of our operations and activities; the failure to achieve our goals with respect to sodium or saturated fat; our research and development efforts; or our environmental impact, including use of agricultural materials, packaging, energy use, and waste management. Failure to comply with local laws and regulations, to maintain an effective system of internal controls or to provide accurate and timely financial information could also hurt our reputation. Damage to our reputation or loss of consumer confidence in our products for any of these or other reasons could result in decreased demand for our products and could have a material adverse effect on our business, financial condition, and results of operations, as well as require additional resources to rebuild our reputation.
Our results could be adversely impacted as a result of increased pension, labor, and people-related expenses.
Inflationary pressures and any shortages in the labor market could increase labor costs, which could have a material adverse effect on our operating results or financial condition. Our labor costs include the cost of providing employee benefits in the U.S. and foreign jurisdictions, including pension, health and welfare, and severance benefits. Changes in interest rates, mortality rates, health care costs, early retirement rates, investment returns, and the market value of plan assets can affect the funded status of our defined benefit plans and cause volatility in the future funding requirements of the plans. A significant increase in our obligations or future funding requirements could have a negative impact on our results of operations and cash flows from operations. Additionally, the annual costs of benefits vary with increased costs of health care and the outcome of collectively-bargained wage and benefit agreements.
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
Impairment in the carrying value of goodwill or other intangibles could result in the incurrence of impairment charges and negatively impact our net worth.
As of May 25, 2014, we had goodwill of $7.84 billion and other intangibles of $3.21 billion. The net carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date (or subsequent impairment date, if applicable). The net carrying value of other intangibles represents the fair value of trademarks, customer relationships, and other acquired intangibles as of the acquisition date (or subsequent impairment date, if applicable), net of accumulated amortization. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated by management at least annually for impairment. Amortized intangible assets are evaluated for impairment whenever events or changes in circumstance indicate that the carrying amounts of these assets may not be recoverable. Impairments to goodwill and other intangible assets may be caused by factors outside our control, such as the inability to quickly replace lost co-manufacturing business, increasing competitive pricing pressures, lower than expected revenue and profit growth rates, changes in industry EBITDA multiples, changes in discount rates based on changes in cost of capital (interest rates, etc.), or the bankruptcy of a significant customer and could result in the incurrence of impairment charges and negatively impact our net worth.
Following the impairment charges recorded in fiscal 2014, the carrying value of goodwill in our Private Brands reporting units included $328.7 million for Bars and Coordinated, $464.4 million for Cereal, $752.1 million for Pasta, $816.2 million for Snacks, $717.1 million for Retail Bakery, and $136.1 million for Condiments. If the future performance of one or more of the reporting units within the Private Brands segment falls short of our expectations or if there are significant changes in risk-adjusted discount rates due to changes in market conditions, we could be required to recognize additional, material impairment charges in future periods.

The termination or expiration of current co-manufacturing arrangements could reduce our sales volume and adversely affect our results of operations.
Our businesses periodically enter into co-manufacturing arrangements with manufacturers of products. The terms of these agreements vary but are generally for relatively short periods of time. Volumes produced under each of these agreements can fluctuate significantly based upon the product's life cycle, product promotions, alternative production capacity, and other factors, none of which are under our direct control. Our future ability to enter into co-manufacturing arrangements is not guaranteed, and a decrease in current co-manufacturing levels could have a significant negative impact on sales volume.
Ardent Mills may not achieve the benefits that are anticipated from the joint venture.
The benefits that are expected to result from the recently formed Ardent Mills joint venture will depend, in part, on our ability to realize the anticipated cost synergies in the transaction, Ardent Mills' ability to successfully integrate the ConAgra Mills and Horizon Milling businesses and its ability to successfully manage the joint venture on a going-forward basis. It is not certain that we will realize these benefits at all, and if we do, it is not certain how long it will take to achieve these benefits. If, for example, we are unable to achieve the anticipated cost savings, or if there are unforeseen integration costs, or if Ardent Mills is unable to operate the joint venture smoothly in the future, the financial performance of the joint venture may be negatively affected.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our headquarters are located in Omaha, Nebraska. In addition, certain shared service centers are located in Omaha, Nebraska, including a product development facility, enterprise business services center, and an information technology center. The general offices and location of principal operations are set forth in the following summary of our properties. We also lease many sales offices mainly in the United States.
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
We own most of the manufacturing facilities. However, a limited number of plants and parcels of land with the related manufacturing equipment are leased. Substantially all of our transportation equipment and forward-positioned distribution centers containing finished goods are leased or operated by third parties. Information about the properties supporting our three business segments follows.
Consumer Foods Reporting Segment
Domestic general offices in Omaha, Nebraska, Naperville, Illinois, Miami, Florida, and Madison, Tennessee. International general offices in Canada, Mexico, Puerto Rico, China, Panama, and Colombia.
As of July 16, 2014, thirty-two domestic manufacturing facilities in Arkansas, California, Georgia, Indiana, Iowa, Michigan, Minnesota, Missouri, Nebraska, Ohio, Pennsylvania, Tennessee, and Wisconsin. Two international manufacturing facilities in Canada; one international manufacturing facility in Mexico; and one international manufacturing facility in Argentina. Interests in ownership of international manufacturing facilities in Mexico and India.
Commercial Foods Reporting Segment
Domestic general offices in Omaha, Nebraska, Eagle, Idaho, Downers Grove, Illinois, North Liberty, Iowa, and Tri-Cities, Washington. International general offices in China, Japan, Netherlands, and Singapore.
As of July 16, 2014, twenty-seven domestic manufacturing facilities in California, Georgia, Illinois, Kentucky, Louisiana, Michigan, Minnesota, New Jersey, Oregon, Texas, Utah, and Washington. Three international manufacturing facilities in Canada. Interests in ownership of manufacturing facilities in Minnesota, Washington, United Kingdom, Austria, and the Netherlands.
Private Brands Reporting Segment
General office in St. Louis, Missouri.
As of July 16, 2014, twenty-six domestic manufacturing facilities in Alabama, Arizona, Arkansas, California, Illinois, Iowa, Kentucky, Michigan, Minnesota, Missouri, Nevada, New York, Ohio, Pennsylvania, South Carolina, Texas, and Wisconsin. Three international manufacturing facilities in Italy and two international manufacturing facilities in Canada.

ITEM 3. LEGAL PROCEEDINGS
We are a party to various environmental proceedings and litigation, primarily related to our acquisition of Beatrice Company (“Beatrice”) in fiscal 1991. As a result of the acquisition of Beatrice and the significant pre-acquisition contingencies of the Beatrice business and its former subsidiaries, our consolidated post-acquisition financial statements reflect liabilities associated with the estimated resolution of these contingencies. These include various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by us. The litigation includes suits against a number of lead paint and pigment manufacturers, including ConAgra Grocery Products Company, a wholly owned subsidiary of the Company (“ConAgra Grocery Products”), and the Company as alleged successors to W. P. Fuller Co., a lead paint and pigment manufacturer owned and operated by Beatrice until 1967. Although decisions favorable to us have been rendered in Rhode Island, New Jersey, Wisconsin, and Ohio, we remain a defendant in active suits in Illinois and California. The Illinois suit seeks class-wide relief in the form of medical monitoring for elevated levels of lead in blood. In California, a number of cities and counties have joined in a consolidated action seeking abatement of the alleged public nuisance. On September 23, 2013, a trial of the California case concluded in the Superior Court of California for the County of Santa Clara, and on January 27, 2014, the court entered Judgment against ConAgra Grocery Products and two other defendants, which orders the creation of a California abatement fund in the amount of $1.15 billion. Liability is joint and several. The Company believes ConAgra Grocery Products did not inherit any liabilities of W. P. Fuller Co. The Company will continue to vigorously defend itself in this case and has appealed the Judgment to the Court of Appeal of the State of California Sixth Appellate District. The Company expects the appeal process will last several years. The absence of any linkage between ConAgra Grocery Products and W. P. Fuller Co. is a critical issue that the Company will continue to advance throughout the appeals process. It is not possible to estimate exposure in this case or the remaining case in Illinois (which is based on different legal theories). If ultimately necessary, the Company will look to its insurance policies for coverage; its carriers are on notice. However, the Company cannot absolutely assure that the final resolution of this matter will not a have a material adverse effect on its financial condition, results of operations, or liquidity.
The environmental proceedings associated with Beatrice include litigation and administrative proceedings involving Beatrice's status as a potentially responsible party at 36 Superfund, proposed Superfund, or state-equivalent sites. These sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. Beatrice has paid or is in the process of paying its liability share at 34 of these sites. Reserves for these matters have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The reserves for Beatrice-related environmental matters totaled $61.6 million as of May 25, 2014, a majority of which relates to the Superfund and state-equivalent sites referenced above. We expect expenditures for Beatrice-related environmental matters to continue for up to 18 years.
We are a party to a number of lawsuits and claims arising out of our ongoing business operations. Among these, there are lawsuits, claims, and matters related to the February 2007 recall of our peanut butter products. Among the matters outstanding during fiscal 2014 related to the peanut butter recall is an ongoing investigation by the U.S. Attorney's office in Georgia and the Consumer Protection Branch of the Department of Justice. In fiscal 2011, we received formal requests from the U.S. Attorney's office in Georgia seeking a variety of records and information related to the operations of our peanut butter manufacturing facility in Sylvester, Georgia. These requests relate to the June 2007 execution of a search warrant at our facility following the February 2007 recall. During fiscal 2013 and 2012, we recognized charges of $7.5 million and $17.5 million, respectively, in connection with this matter. During the fourth quarter of fiscal 2014, we reduced our accrual by $6.7 million in connection with ongoing discussions with the U.S. Attorney’s office and the Department of Justice in regard to the investigation. We are pursuing a negotiated resolution, which we believe will likely involve a misdemeanor criminal disposition under the Food, Drug & Cosmetics Act. After taking into account liabilities recorded for these matters, we believe the ultimate resolution of this matter should not have a material adverse effect on our financial conditions, results of operations, or liquidity.
In addition to the investigation noted above, we were previously engaged in litigation against an insurance carrier to recover our settlement expenditures and defense costs associated with the peanut butter recall. During fiscal 2009, we recognized a charge of $24.8 million in connection with the insurance coverage dispute. During the fourth quarter of fiscal 2013, we reached a settlement on the insurance dispute, pursuant to which we were paid $25.0 million, in addition to retaining the defense costs previously reimbursed to us. We recognized the $25.0 million in income as a reduction to selling, general and administrative ("SG&A") expenses during the fourth quarter of fiscal 2013. In the fourth quarter of fiscal 2014, we received an additional reimbursement of settlement and defense costs of $3.5 million related to this matter, which was recognized in income as a reduction to SG&A expenses.
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
In April 2010, an accidental explosion occurred at our flour milling facility in Chester, Illinois. Two employees of a subcontractor and one employee of the primary contractor, Westside Salvage (“Westside”), on the site at the time of the accident suffered injuries. Suit was initiated against Westside and the Company for personal injury claims. During the first quarter of fiscal 2013, a jury in Federal Court sitting in East St. Louis, Illinois, returned a verdict against the Company and Westside and in favor of the three employees. The verdict was in the amount of $77.5 million in compensatory damages apportioned between the Company and Westside and $100.0 million in punitive damages against the Company. Post-trial motions were filed by the Company and the trial court reduced the punitive award by approximately $7 million. We filed an appeal with the Seventh Federal Circuit Court of Appeals on the verdict and the damages in the third quarter of fiscal 2013. The appeal was argued in the second quarter of fiscal 2014 and we are awaiting a decision. Any exposure in this case is expected to be limited to the applicable insurance deductible, for which an amount of $3 million was accrued in a prior period.
Prior to our ownership of Ralcorp, a lawsuit was brought in the U.S. District Court for the Eastern District of Texas by Frito-Lay North America, Inc. against Ralcorp and Medallion Foods, Inc., a subsidiary of Ralcorp, alleging that certain products manufactured by Medallion infringed Frito-Lays' patents and trademarks and misappropriated trade secrets. After a jury trial during the fourth quarter of fiscal 2013, jurors delivered a verdict in favor of Medallion and Ralcorp on all claims. The matter has been resolved and the case concluded.
The South Coast Air Quality Management District in California has issued notices to our Azusa, California facility, which was acquired in the Ralcorp acquisition, alleging historic air violations. The parties are negotiating a settlement which is expected to include a fine in excess of $0.1 million and an abatement program. We have asserted indemnity claims against the party that sold the Azusa facility to Ralcorp.
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
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange where it trades under the ticker symbol: CAG. At June 22, 2014, there were approximately 20,700 shareholders of record.
Quarterly sales price and dividend information is set forth in Note 21 “Quarterly Financial Data (Unaudited)” to the consolidated financial statements and incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table presents the total number of shares of common stock purchased during the fourth quarter of fiscal 2014, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	Total Number of Shares (or units) Purchased	Average Price Paid per Share (or unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Maximum Number of Shares that may yet be Purchased under the Program (1)
February 24 through March 23, 2014	—	$—	—	$181,927,000
March 24 through April 20, 2014	—	$—	—	$181,927,000
April 21 through May 25, 2014	—	$—	—	$181,927,000
Total Fiscal 2014 Fourth Quarter Activity	—	$—	—	$181,927,000

(1)
Pursuant to publicly announced share repurchase programs from December 2003, we have repurchased approximately 172.5 million shares at a cost of $4.1 billion through May 25, 2014. The current program has no expiration date.

ITEM 6. SELECTED FINANCIAL DATA

For the Fiscal Years Ended May	2014	2013	2012	2011	2010
Dollars in millions, except per share amounts
Net sales (1)	$17,702.6	$15,426.6	$13,331.1	$12,386.1	$12,096.8
Income from continuing operations (1)	$311.0	$786.8	$467.9	$824.0	$624.8
Net income attributable to ConAgra Foods, Inc.	$303.1	$773.9	$467.9	$810.7	$608.0
Basic earnings per share:
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders (1)	$0.71	$1.88	$1.11	$1.92	$1.41
Net income attributable to ConAgra Foods, Inc. common stockholders	$0.72	$1.88	$1.13	$1.89	$1.37
Diluted earnings per share:
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders (1)	$0.70	$1.85	$1.10	$1.90	$1.40
Net income attributable to ConAgra Foods, Inc. common stockholders	$0.70	$1.85	$1.12	$1.87	$1.36
Cash dividends declared per share of common stock	$1.00	$0.99	$0.95	$0.89	$0.79
At Year-End
Total assets	$19,366.4	$20,405.3	$11,441.9	$11,408.7	$11,738.0
Senior long-term debt (noncurrent)	$8,571.7	$8,691.0	$2,662.7	$2,674.4	$3,030.5
Subordinated long-term debt (noncurrent)	$195.9	$195.9	$195.9	$195.9	$195.9

(1)
Amounts exclude the impact of discontinued operations of the Fernando’s® operations, the Gilroy Foods & Flavors™ operations, the frozen handhelds operations, the Lightlife® operations, and the Medallion Foods operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to provide a summary of significant factors relevant to our financial performance and condition. The discussion should be read together with our consolidated financial statements and related notes in Item 8, Financial Statements and Supplementary Data. Results for the fiscal year ended May 25, 2014 are not necessarily indicative of results that may be attained in the future.
EXECUTIVE OVERVIEW
ConAgra Foods, Inc. (NYSE: CAG) is one of North America's largest packaged food companies with branded and private branded food found in 99% of America's households, as well as a strong commercial foods business serving restaurants and foodservice operations globally. Consumers can find recognized brands such as Banquet®, Chef Boyardee®, Egg Beaters®, Healthy Choice®, Hebrew National®, Hunt's®, Marie Callender's®, Orville Redenbacher's®, PAM®, Peter Pan®, Reddi-wip®, Slim Jim®, Snack Pack®, and many other ConAgra Foods brands, along with food sold by ConAgra Foods under private brand labels, in grocery, convenience, mass merchandise, club, and drug stores. Additionally, ConAgra Foods supplies frozen and sweet potato products as well as other vegetable, spice, bakery, and grain products to commercial and foodservice customers.
Fiscal 2014 earnings reflected decreases in Consumer Foods volumes and challenges in Private Brands profitability. We anticipate fiscal 2015 to be a year of stabilization and recovery. We plan to benefit from stronger underlying operations, generate sizeable productivity and administrative savings, and continue to realize substantial synergies from the Ralcorp transaction. Administrative savings are also expected to play a growing role in earnings as we implement effectiveness and efficiency initiatives that began in fiscal 2014. We generated cash of approximately $1.55 billion from continuing operations and repaid $612 million of debt during fiscal 2014. We intend to continue to focus on repayment of debt in fiscal 2015.
On May 29, 2014, subsequent to the end of fiscal 2014, the Company, Cargill, Incorporated ("Cargill"), and CHS Inc. ("CHS") (collectively, the “Owners”), completed the formation of the previously announced Ardent Mills flour milling joint venture, which combined the North American flour milling operations and related businesses operated through the ConAgra Mills division of ConAgra Foods and the Horizon Milling joint venture of Cargill and CHS (see “Formation of Ardent Mills” below).
Fiscal 2014 diluted earnings per share from continuing operations were $0.70. Fiscal 2013 diluted earnings per share from continuing operations were $1.85. Several significant items affect the comparability of year-over-year results of continuing operations (see “Items Impacting Comparability” below).
Items Impacting Comparability
Segment presentation of gains and losses from derivatives used for economic hedging of anticipated commodity input costs and economic hedging of foreign currency exchange rate risks of anticipated transactions is discussed in the segment review below.
Items of note impacting comparability for fiscal 2014 included the following:

•	a charge of $602.2 million ($572.8 million after-tax) related to goodwill impairment impacting reporting units within our Private Brands segment,

•	charges totaling $95.5 million ($59.9 million after-tax) in connection with our restructuring plans,

•	a benefit of $90.3 million ($55.7 million after-tax) in connection with the divestiture of three flour milling facilities,

•	charges of $78.9 million ($49.7 million after-tax) related to other intangible asset impairments, primarily relating to the Chef Boyardee brand,

•
a loss of $54.9 million ($34.4 million after-tax) related to forward starting swaps that were terminated in February 2014 upon the Company's decision to not refinance debt which matured in the fiscal fourth quarter of 2014,

•	charges of $53.0 million ($33.3 million after-tax) in support of our integration of the former Ralcorp business,

•	charges of $20.1 million ($12.4 million after-tax) of transaction-related costs, including the formation of the Ardent Mills joint venture, which was completed subsequent to the end of fiscal 2014,

•	a charge of $16.5 million ($10.4 million after-tax) in connection with the impairment of a small production facility,

•
a benefit of $10.2 million ($8.8 million after-tax) related to legal matters associated with the 2007 peanut butter recall, including a reduction of the legal accrual for pending matters (which is not tax deductible) and the reimbursement of settlement and defense costs from an insurer,

•	a charge of $8.9 million ($5.6 million after-tax) in connection with the impairment of certain assets received in connection with the bankruptcy of an onion products supplier,

•	a benefit of $5.1 million ($3.2 million after-tax) in connection with the sale of land received in connection with the bankruptcy of an onion products supplier,

•
a charge of $3.4 million ($2.6 million after-tax) reflecting the write-off of our share of actuarial losses in excess of 10% of the pension liability for an international potato venture, classified within equity method investment earnings, and

•
income tax benefits of $66.4 million from a change in estimate related to tax methods used for certain international sales, changes in deferred state tax rates relating to various changes in legal structure and state tax filing positions, resolution of foreign tax matters that were previously reserved, the effect of a law change in Mexico requiring deconsolidation for tax reporting purposes, and the resolution of certain income tax matters related to dispositions of foreign operations in prior years.

Items of note impacting comparability for fiscal 2013 included the following:

•	charges of $114.2 million ($78.0 million after-tax) of acquisition-related costs,

•	charges totaling $45.5 million ($28.4 million after-tax) in connection with our restructuring plans,

•	a benefit of $25.0 million ($15.3 million after-tax) related to the favorable settlement of an insurance matter associated with the 2007 peanut butter recall,

•	expenses of $21.6 million ($13.5 million after-tax) relating to the integration of Ralcorp,

•	incremental cost of goods of $16.7 million ($10.2 million after-tax) due to the fair value adjustment to inventory resulting from acquisition accounting for Ralcorp,

•	a charge of $10.2 million ($6.5 million after-tax) in connection with the impairment of certain assets received in connection with the bankruptcy of an onion products supplier,

•	a charge of $7.5 million ($7.5 million after-tax) in connection with legal matters associated with the 2007 peanut butter recall,

•	charges of $6.2 million ($3.9 million after-tax) related to early extinguishment of debt as a result of early payments on our Term Loan Facility,

•	a charge of $5.7 million ($3.8 million after-tax) reflecting the year-end write-off of actuarial losses in excess of 10% of our pension liability,

•	charges of $4.5 million ($2.8 million after-tax) related to environmental remediation matters related to Beatrice Company,

•	charges of $3.0 million ($1.8 million after-tax) in connection with an accidental explosion that occurred at our manufacturing facility in Garner, North Carolina (the "Garner accident"), and

•	incremental income tax expense of $18.3 million, principally from the income tax consequences of certain costs incurred in association with the Ralcorp acquisition.
Acquisitions
In September 2013, we acquired frozen dessert production assets from Harlan Bakeries for $39.9 million in cash. The purchase included machinery, operating systems, warehousing/storage, and other assets associated with making frozen fruit pies, cream pies, pastry shells, and loaf cakes. This business is included in the Consumer Foods segment.
In January 2013, we acquired Ralcorp for approximately $5.07 billion ($4.75 billion, net of cash acquired, plus assumed liabilities). Ralcorp manufactured private brands of products including: ready-to-eat and hot cereals, nutritional and cereal bars, snack mixes and other snack products, crackers and cookies, snack nuts, peanut butter, preserves and jellies, syrups, dressings, frozen griddle products including: pancakes, waffles, and French toast, frozen biscuits and other frozen pre-baked products such as breads and rolls, frozen and refrigerated dough products, and dry pasta and frozen pasta meals. The results of operations of the Ralcorp business are included in each of our reporting segments, primarily Private Brands.
In August 2012, we acquired the P.F. Chang's® and Bertolli® brands frozen meal business from Unilever for $266.9 million in cash. This business is included in the Consumer Foods segment.
Discontinued Operations
In April 2014, we completed the sale of a small snack business, Medallion Foods, for $32.0 million in cash. The business results were previously reflected in the Private Brands segment. We reflected the results of these operations as discontinued operations for all periods presented. We recognized a pre-tax loss of $5.8 million ($3.5 million after-tax) on the sale of this business in the fourth quarter of fiscal 2014. In the third quarter of fiscal 2014, we recognized an impairment charge related to allocated amounts of goodwill and intangible assets, totaling $25.4 million ($15.2 million after-tax), in anticipation of the divestiture of this business.
In September 2013, we completed the sale of the assets of the Lightlife® business for $54.7 million in cash. The business results were previously reflected in the Consumer Foods segment. We reflected the results of these operations as discontinued operations for all periods presented. We recognized a pre-tax gain of $32.1 million ($19.8 million after-tax) on the sale of this business, which was classified as discontinued operations in fiscal 2014.
Formation of Ardent Mills
On May 25, 2014, we sold three flour milling facilities located in Oakland, California, Saginaw, Texas, and New Prague, Minnesota, to Miller Milling Company LLC for a total cash consideration of $162.4 million. We recognized a pre-tax gain of $90.3 million ($55.7 million after-tax) during the fourth quarter of fiscal 2014. The related assets have been reclassified as assets held for sale within our Consolidated Balance Sheet for the period presented prior to divestiture. These mills were divested pursuant to an agreement with the U.S. Department of Justice related to the previously announced formation of the Ardent Mills flour milling joint venture. On May 29, 2014, subsequent to the end of fiscal 2014, the Company, Cargill, and CHS completed the formation of Ardent Mills. In connection with the closing of the Ardent Mills joint venture, the Company received total cash consideration of $565.3 million, before taxes (of which $162.4 million was recognized in fiscal 2014 from the sale of the three mills), and a 44% interest in the Ardent Mills joint venture. We expect to recognize a gain of approximately $625 million in the first quarter of fiscal 2015. The Company has allocated the net cash proceeds primarily towards debt reduction.
Restructuring Plans
We continue to execute a plan for the integration of Ralcorp and related restructuring activities and during fiscal 2014, our Board of Directors approved an expansion of the scope of the plan to include steps to optimize the entire Company’s supply chain network and improve selling, general and administrative effectiveness and efficiencies, referred to as the Supply Chain and Administrative Efficiency Plan (the “SCAE Plan”). This plan was previously referred to as the Ralcorp Related Restructuring Plan. As a part of this SCAE Plan, we expect to take actions to, among other things, continue the ongoing integration and restructuring of the operations of Ralcorp, optimize manufacturing assets, optimize the Company’s dry distribution and mixing centers, and improve operational effectiveness and reduce overall costs in the Company’s administrative areas.
Although we remain unable to make good faith estimates relating to the entire SCAE Plan, we are reporting on actions initiated through the end of fiscal 2014, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have or will result in cash outflows. We now expect to incur approximately $325.0 million of charges in connection with the SCAE Plan, which includes $245.4 million of cash charges and $79.6 million of non-cash charges. In fiscal 2014 and 2013, we recognized charges of $83.7 million and $28.4 million, respectively, in relation to the SCAE Plan.
During fiscal 2012, we started incurring costs in connection with actions taken to attain synergies when integrating businesses acquired prior to the third quarter of fiscal 2013. These costs, collectively referred to as "acquisition-related restructuring costs", include severance and other costs associated with consolidating facilities and administrative functions. We expect to incur $23.8 million of charges, $15.9 million of which are cash charges, in connection with the acquisition-related restructuring costs. We have recognized cumulative pre-tax expenses of $23.4 million ($15.5 million of which have resulted in cash outflows) related to the acquisition-related restructuring costs. In fiscal 2014, we recognized charges of $9.4 million, primarily representing costs related to asset impairments on equipment. In fiscal 2013, we recognized charges of $9.5 million. The acquisition-related restructuring costs are substantially complete.

In February 2011, our Board of Directors approved a plan designed to optimize our manufacturing and distribution networks, which we refer to as the Network Optimization Plan. The Network Optimization Plan consists of projects that involve, among other things, the exit of certain manufacturing facilities, the disposal of underutilized manufacturing assets, and actions designed to optimize our distribution network. In connection with the Network Optimization Plan, we have incurred aggregate pre-tax costs of $76.7 million, including approximately $17.9 million of cash charges. In fiscal 2013, we recognized charges of $4.3 million in relation to the Network Optimization Plan. At the end of fiscal 2013, the Network Optimization Plan was substantially complete.
Prior to our acquisition of Ralcorp, the management of Ralcorp had initiated certain activities designed to optimize Ralcorp's manufacturing and distribution networks. We refer to these actions and the related costs as the "Ralcorp Pre-acquisition Restructuring Plans". These plans involved, among other things, the exit of certain manufacturing facilities. In connection with the Ralcorp Pre-acquisition Restructuring Plans, we have incurred $3.7 million of pre-tax charges ($1.9 million of which resulted in cash outflows). In fiscal 2014 and 2013, we recognized charges of $2.4 million and $1.3 million, respectively. At the end of fiscal 2014, the Ralcorp Pre-acquisition Restructuring Plans were substantially complete.
SEGMENT REVIEW
As a result of the Ralcorp acquisition, we implemented organizational changes during the second quarter of fiscal 2014 that resulted in new reporting segments. We began reporting our operations in three reporting segments: Consumer Foods, Commercial Foods, and Private Brands. We believe this recent operating structure will enhance our focus on profitability, coordinated business execution, and resource allocation across our business. Prior periods have been reclassified to conform to the revised segment presentation. Prior to this change in organizational structure, we had four operating and reportable segments.
Consumer Foods
The Consumer Foods reporting segment includes branded food sold in various retail channels primarily in North America. Our food products are found in a variety of categories (meals, entrees, condiments, sides, snacks, and desserts) throughout grocery and convenience stores across frozen, refrigerated, and shelf-stable temperature classes.
The Consumer Foods reporting segment no longer includes results for store brands (store brands are now part of the recently created Private Brands segment) or foodservice results (the foodservice business is now part of the Commercial Foods segment). The Consumer Foods reporting segment now includes additional international sales which were previously part of the Ralcorp Food Group segment.
Commercial Foods
The Commercial Foods reporting segment includes commercially branded and private branded food and ingredients, which are sold primarily to commercial, foodservice, food manufacturing, and industrial customers. The segment's primary food items include: frozen potato and sweet potato items and a variety of vegetable, spice and frozen bakery goods which are sold under brands such as Lamb Weston® and Spicetec Flavors & Seasonings®.
The Commercial Foods reporting segment now includes foodservice results which were previously part of the Consumer Foods segment, as well as frozen bakery foodservice results, which were previously part of the Ralcorp Frozen Bakery Products segment. Our milling business was included in the Commercial Foods segment for the periods covered by this report but was contributed to Ardent Mills shortly after the end of fiscal 2014.
Private Brands
The Private Brands reporting segment includes private branded and customized food items sold in various retail channels, primarily in North America. Our Private Brands are sold in a variety of categories in grocery and convenience stores including: hot and ready-to-eat cereal; snacks; condiments; bars and coordinated categories; pasta; and retail bakery goods.
The recently created Private Brands reporting segment includes a significant portion of results from the former Ralcorp businesses and the store brands results which were previously part of the Consumer Foods segment.
Presentation of Derivative Gains (Losses) from Economic Hedges of Forecasted Cash Flows in Segment Results
Derivatives used to manage commodity price risk and foreign currency risk are not designated for hedge accounting treatment. We believe these derivatives provide economic hedges of certain forecasted transactions. As such, these derivatives (except those related to our milling operations, see Note 17 to the consolidated financial statements) are recognized at fair market value with realized and unrealized gains and losses recognized in general corporate expenses. The gains and losses are subsequently recognized in the operating results of the reporting segments in the period in which the underlying transaction being economically hedged is included in earnings.
The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Fiscal Years Ended
($ in millions)	May 25, 2014	May 26, 2013
Net derivative gains incurred	$25.7	$74.8
Less: Net derivative gains (losses) allocated to reporting segments	(10.3)	25.0
Net derivative gains recognized in general corporate expenses	$36.0	$49.8
Net derivative gains (losses) allocated to Consumer Foods	$(5.9)	$26.7
Net derivative gains (losses) allocated to Commercial Foods	6.4	(2.7)
Net derivative gains (losses) allocated to Private Brands	(10.8)	1.0
Net derivative gains (losses) included in segment operating profit	$(10.3)	$25.0
As of May 25, 2014, the cumulative amount of net derivative gains from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $26.9 million. This amount reflected net gains of $25.7 million incurred during the fiscal year ended May 25, 2014, as well as net gains of $1.2 million incurred prior to fiscal 2014. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results gains of $26.5 million and $0.4 million to segment operating results in fiscal 2015 and 2016 and thereafter, respectively.
Fiscal 2014 compared to Fiscal 2013
Net Sales

($ in millions) Reporting Segment	Fiscal 2014 Net Sales	Fiscal 2013 Net Sales	% Inc (Dec)
Consumer Foods	$7,315.5	$7,551.4	(3)%
Commercial Foods	6,191.2	6,067.0	2%
Private Brands	4,195.9	1,808.2	132%
Total	$17,702.6	$15,426.6	15%
Overall, our net sales increased $2.28 billion to $17.70 billion in fiscal 2014 compared to fiscal 2013, primarily related to the acquisition of Ralcorp.
Consumer Foods net sales for fiscal 2014 were $7.32 billion, a decrease of $235.9 million, or 3%, compared to fiscal 2013. Results reflected a 3% decrease in volume performance and a 1% decrease due to the impact of foreign exchange rates, partially offset by a 1% increase in price/mix. Volume performance from our base businesses for fiscal 2014 was impacted negatively by competitor promotional activity. Significant slotting and promotion investments related to new product launches, particularly in the first quarter, also weighed heavily on net sales in fiscal 2014. In addition, certain shipments planned for the fourth quarter of fiscal 2014 were shifted to the first quarter of fiscal 2015 as a result of change in timing of retailer promotions and this negatively impacted volume performance.
Sales of products associated with some of our most significant brands, including Bertolli®, Hunt's®, Odom's®, Libby's®, Reddi-wip®, Ro*Tel®, Slim Jim®, and Swiss Miss® grew in fiscal 2014, as compared to fiscal 2013. Significant brands whose products experienced sales declines in fiscal 2014 include Act II®, Banquet®, Chef Boyardee®, Healthy Choice®, Marie Callender's®, Orville Redenbacher's®, Snack Pack®, and Wesson®. A significant portion of the overall volume decline was driven by Healthy Choice, Orville Redenbacher’s and Chef Boyardee (which collectively have annual sales in excess of $1 billion). The Company has product and promotion changes, as well as refinements to consumer communication under way, which are expected to gradually improve the volume and profit performance of these brands throughout fiscal 2015.
Commercial Foods net sales were $6.19 billion in fiscal 2014, an increase of $124.2 million, or 2%, compared to fiscal 2013. Results for fiscal 2014 reflected a 3% benefit from the acquisition of the frozen bakery business of Ralcorp in January 2013. This increase was partially offset by the negative impact of the pass-through of $94.2 million of lower wheat prices in the milling business. Results for fiscal 2014 also reflected increased volume of 2% in the segment's Lamb Weston specialty potato products business, driven by increased sales to international customers, partially offset by lower price/mix. Sales in the fourth quarter of fiscal 2014 to international customers were favorably impacted by increased promotional activity and accelerated orders due to concerns about the effect of a potential external labor dispute on West coast exports. Sales volume in the Foodservice business decreased in fiscal 2014 compared to fiscal 2013 due to industry trends.
Private Brands net sales for fiscal 2014 were $4.20 billion. The increase of $2.39 billion represents a full year of ownership of the legacy Ralcorp business in fiscal 2014 compared to four months in fiscal 2013. While sales and profits for Private Brands continued to be softer than expected through fiscal 2014, the Company is currently focused on, and has recently organized to improve, sales force coverage, pricing strategies, customer service levels, and plant efficiencies. We have made pricing concessions to protect volumes as we address these challenges. The Company expects improved net sales and operating profit from Private Brands over time.
Selling, General and Administrative ("SG&A") Expenses (Includes general corporate expenses)
SG&A expenses totaled $2.77 billion for fiscal 2014, an increase of $630.5 million compared to fiscal 2013. The increase in overall SG&A occurred as a result of the additional eight months of SG&A expenses for the Ralcorp business as well as the following changes from our base business:

•
a gain of $90.3 million from the divestiture of three flour milling facilities in connection with the formation of the Ardent Mills joint venture, which was completed subsequent to the end of fiscal 2014,

•	a decrease in incentive compensation expense of $77.7 million,

•	charges of $75.7 million related to intangible asset impairments, primarily the Chef Boyardee brand,

•	a decrease in advertising and promotion expenses of $48.9 million,

•	an increase in salaries and wages of $63.7 million,

•	a charge of $16.5 million in connection with the impairment of a small production facility,

•
a benefit of $10.2 million related legal matters associated with the 2007 peanut butter recall, including a reduction of the legal accrual for pending matters and the reimbursement of settlement and defense costs from an insurer,

•	a charge of $8.9 million in connection with the impairment of certain assets received in connection with the bankruptcy of an onion products supplier, and

•	a benefit of $5.1 million in connection with the sale of land received in connection with the bankruptcy of an onion products supplier.
SG&A expenses for fiscal 2014 (including legacy Ralcorp) also included:

•	charges of $605.4 million for the impairment of goodwill and other intangible assets within our Private Brands segment,

•	expenses of $94.1 million in connection with our restructuring plans,

•	$53.0 million in support of our integration of the former Ralcorp business, and

•	transaction-related costs of $20.1 million, principally in connection with the formation of the Ardent Mills joint venture.
SG&A expenses from our base business in fiscal 2013 included:

•	a benefit of $25.0 million related to the favorable settlement of an insurance matter associated with the 2007 peanut butter recall,

•	a charge of $10.2 million in connection with the impairment of certain assets received in connection with the bankruptcy of an onion products supplier,

•	a charge of $7.5 million in connection with legal matters associated with the 2007 peanut butter recall,

•	charges of $6.2 million related to early extinguishment of debt as a result of early payments on our Term Loan Facility,

•	a charge of $5.7 million reflecting the year-end write-off of actuarial losses in excess of 10% of our pension liability,

•	charges of $4.5 million related to environmental remediation matters related to Beatrice Company, and

•	charges of $3.0 million in connection with the Garner accident.
SG&A expenses for fiscal 2013 (including legacy Ralcorp) also included:

•	transaction-related costs of $108.2 million, principally relating to the acquisition of Ralcorp,

•	expenses of $31.9 million in connection with our restructuring plans, and

•	expenses of $21.6 million in support of our integration of the former Ralcorp business.
Operating Profit (Loss) (Earnings (loss) before general corporate expenses, interest expense, net, income taxes, and equity method investment earnings)

($ in millions) Reporting Segment	Fiscal 2014 Operating Profit (Loss)	Fiscal 2013 Operating Profit (Loss)	% Inc (Dec)
Consumer Foods	$899.4	$1,000.2	(10)%
Commercial Foods	774.6	731.3	6%
Private Brands	(375.0)	123.1	N/A
Consumer Foods operating profit for fiscal 2014 was $899.4 million, a decrease of $100.8 million, or 10%, compared to fiscal 2013. Gross profits in Consumer Foods were $125.4 million lower in fiscal 2014 than in fiscal 2013, driven by the impact of lower net sales, discussed above, and moderate inflation in product costs. These decreases were partially offset by reduced management incentive compensation and decreased advertising and consumer promotion costs of $50.6 million, reflecting heavy investment in fiscal 2013, rebalancing spending to strengthen promotional support and a focus on marketing effectiveness. Other items that significantly impacted Consumer Foods operating profit in fiscal 2014 included charges of $72.5 million related to impairment of intangibles assets, principally the Chef Boyardee brand, and charges totaling $25.6 million in connection with our restructuring plans. Items that significantly impacted Consumer Foods operating profit in fiscal 2013 included charges totaling $12.1 million in connection with our restructuring plans and charges of $10.9 million of transaction-related costs.
Operating profit for the Commercial Foods segment was $774.6 million in fiscal 2014, an increase of $43.3 million, or 6%, compared to fiscal 2013. Gross profits in the Commercial Foods segment were $38.2 million lower in fiscal 2014 than in fiscal 2013. Decreases in operating profit for fiscal 2014 were driven by lower gross profit in the Lamb Weston specialty potato operations related to the change in mix of sales to international and retail customers due to the impact of a major foodservice customer not renewing a sizable amount of potato business at the end of fiscal 2013, moderate inflation in key inputs, and poor quality raw potatoes affecting plant recovery and throughputs. The significant decreases in Lamb Weston results were offset by significant reductions in incentive compensation expenses in fiscal 2014 and a gain of $90.7 million gain from the divestiture of three flour milling facilities, in connection with the formation of the Ardent Mills joint venture, which was completed subsequent the end of fiscal 2014. Commercial Foods operating profit for fiscal 2014 also included a charge of $16.5 million in connection with the impairment of a small production facility, as well as a charge of $8.9 million for the impairment of certain nonoperating assets and a $5.1 million gain from the sale of land, both related to assets received in connection with the bankruptcy of an onion products supplier. In addition, there were $4.8 million of charges in connection with our restructuring plans. Results for fiscal 2013 reflected a $10.2 million charge to reduce the carrying value of collateral received in connection with the bankruptcy of the onion products supplier to its estimated fair value based upon updated appraisals. Commercial Foods operating profit also included $6.1 million of charges in fiscal 2013 related to the execution of our restructuring plans. Included in the results of the Commercial Foods operating profit in fiscal 2013 was $3.1 million of incremental cost of goods sold due to the fair value adjustment to inventory resulting from acquisition accounting.
Private Brands operating loss for fiscal 2014 was $375.0 million compared to an operating profit for fiscal 2013 of $123.1 million. The majority of our Private Brands segment is comprised of the former Ralcorp business. The increase in net sales, discussed above, reflects the impact of the Ralcorp acquisition. Operating profits have been below expectations due to sales force, supply chain, and pricing actions, as well as cost challenges associated with integration and business transition. We expect these margin pressures to continue for the next few quarters as a result of the deliberate pricing concessions made in previous quarters to improve customer relationships and remain competitive in the marketplace during fiscal 2014. In fiscal 2014, we recognized charges of $605.4 million in connection with the impairment of goodwill and other intangible assets within the Private Brands segment. Also included in the operating loss for fiscal 2014 were $35.9 million of charges in connection with our restructuring plans. Included in the results of the Private Brands operating profit in fiscal 2013 was $13.6 million of incremental cost of goods sold due to the fair value adjustment to inventory resulting from acquisition accounting. Based on the challenges in the Private Brands segment in fiscal 2014 and the gradual nature of the anticipated recovery from fiscal 2014 earnings levels, the Company’s current profit projections for the Private Brands segment are below original plans for the next several years, despite continued expectations for achievement of strong cost-related synergies.
Interest Expense, Net
In fiscal 2014, net interest expense was $379.0 million, an increase of $103.4 million, or 38%, from fiscal 2013. The increase reflects the issuance of $3.975 billion of senior debt, outstanding borrowings of $900 million under a Term Loan Facility, and $716.0 million of senior debt that was exchanged in January 2013 in financing the Ralcorp acquisition, in addition to the issuance of $750.0 million of senior notes in September 2012. Interest expense in fiscal 2014 and 2013 reflected a net benefit of $12.1 million and $8.6 million, respectively, primarily resulting from interest rate swaps used to effectively convert the interest rates of certain outstanding debt instruments from fixed to variable.
Income Taxes
Our income tax expense was $298.2 million and $400.7 million in fiscal 2014 and 2013, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was 49% for fiscal 2014 and 34% in fiscal 2013. The effective tax rate for fiscal 2014 reflects the incurrence of an impairment of intangible assets, $529.2 million of which was non-deductible goodwill, as well as the benefit of normal, recurring, income tax credits and deductions, some of which expired on December 31, 2013. The fiscal 2014 effective tax rate also included a change in estimate related to tax methods used for certain international sales, favorable tax adjustments resulting from changes in legal structure and state tax filing positions, resolution of foreign tax matters that were previously reserved, the effect of a law change in Mexico requiring deconsolidation for tax reporting purposes, and the resolution of certain income tax matters related to dispositions of foreign operations in prior years. The effective tax rate for fiscal 2013 reflects the incurrence of various non-deductible transaction-related expenses, as well as a reduced domestic manufacturing deduction benefit, in connection with the acquisition of Ralcorp. The fiscal 2013 effective tax rate also included favorable tax adjustments resulting from the implementation of the 2012 American Taxpayer Relief Act during fiscal 2013.
We expect our effective tax rate in fiscal 2015, exclusive of any unusual transactions or tax events, to be approximately 34%.
Equity Method Investment Earnings
We include our share of the earnings of certain affiliates based on our economic ownership interest in the affiliates. Significant affiliates produce and market potato products for retail and foodservice customers. Our share of earnings from our equity method investments was $32.8 million ($30.0 million in the Commercial Foods segment and $2.8 million in the Consumer Foods segment) and $37.5 million ($35.7 million in the Commercial Foods segment and $1.8 million in the Consumer Foods segment) in fiscal 2014 and 2013, respectively. In fiscal 2014, earnings also reflected a $3.4 million charge reflecting the year-end write-off of actuarial losses in excess of 10% of the pension liability.

Results of Discontinued Operations
Our discontinued operations generated an after-tax gain of $4.1 million in fiscal 2014 and an after-tax loss of $0.7 million in fiscal 2013. In fiscal 2014, we completed the sale of a small snack business, Medallion Foods, for $32.0 million in cash. We recognized an after-tax loss of $3.5 million on the sale of this business in the fourth quarter of fiscal 2014. In the third quarter of fiscal 2014, we recognized an impairment charge related to allocated amounts of goodwill and intangible assets, totaling $15.2 million after-tax, in anticipation of this divestiture.
We also completed the sale of the assets of the Lightlife® business for $54.7 million in cash. We recognized an after-tax gain of $19.8 million on the sale of this business in fiscal 2014.

Earnings Per Share
Our fiscal 2014 diluted earnings per share from continuing operations were $0.70. Our fiscal 2013 diluted earnings per share from continuing operations were $1.85. See “Items Impacting Comparability” above as several significant items affected the comparability of year-over-year results of operations.
Fiscal 2013 compared to Fiscal 2012
Net Sales

($ in millions) Reporting Segment	Fiscal 2013 Net Sales	Fiscal 2012 Net Sales	% Inc (Dec)
Consumer Foods	7,551.4	6,945.8	9%
Commercial Foods	6,067.0	5,747.0	6%
Private Brands	1,808.2	638.3	183%
Total	$15,426.6	$13,331.1	16%
Overall, our net sales increased $2.1 billion to $15.43 billion in fiscal 2013, reflecting a 9% increase in our Consumer Foods segment and a 6% increase in our Commercial Foods segment relative to results in fiscal 2012, as well as increased sales due to the acquisition of Ralcorp during the third quarter of fiscal 2013.
Consumer Foods net sales for fiscal 2013 were $7.55 billion, an increase of $605.6 million, or 9% compared to fiscal 2012. Results reflected an 8% benefit from acquisitions and a 3% increase from net pricing/mix, offset by a 2% decrease in volume performance from our base businesses (those businesses owned for all of fiscal 2013 and 2012). Increase in pricing/mix was due to pricing initiatives taken toward the end of fiscal 2012. The decrease in volume performance from our base businesses is primarily attributable to volume elasticity or the dampening effect of price increases on sales volume in the marketplace for fiscal 2013.
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
Commercial Foods net sales were $6.07 billion in fiscal 2013, an increase of $320.0 million, or 6%, compared to fiscal 2012. Net sales in our flour milling business were $47.1 million higher in fiscal 2013 than fiscal 2012, principally reflecting the pass-through of $19.5 million of higher wheat prices in the milling business. Results for fiscal 2013 also reflected improved net pricing/mix of 5% in the segment's Lamb Weston specialty potato products business, while sales volumes were flat. Sales in Commercial Foods due to the acquisition of the Ralcorp frozen bakery business increased $97.4 million in fiscal 2013 compared to fiscal 2012.
Private Brands net sales for fiscal 2013 and fiscal 2012 were $1.81 billion and $638.3 million, respectively. The increase represented the ownership of Ralcorp for four months in fiscal 2013.
Selling, General and Administrative ("SG&A") Expenses (Includes general corporate expenses)
SG&A expenses totaled $2.14 billion for fiscal 2013, an increase of $156.3 million compared to fiscal 2012.
SG&A expenses for fiscal 2013 reflected the following:

•	an increase in advertising and promotion expenses of $109.5 million,

•	charges of $108.2 million of transaction-related costs,

•	an increase in salaries and wages of $67.1 million,

•	an increase in incentive compensation expense of $57.6 million,

•	an increase of $49.8 million related to Ralcorp SG&A expenses not included in other items noted herein,

•	expenses of $31.9 million related to the execution of our restructuring plans,

•	an increase in stock compensation expense of $25.7 million,

•	a benefit of $25.0 million related to the favorable settlement of an insurance matter associated with the 2007 peanut butter recall,

•	expenses of $21.6 million relating to the integration of Ralcorp,

•	a charge of $10.2 million in connection with the impairment of certain assets received in connection with the bankruptcy of an onion products supplier,

•	a charge of $7.5 million in connection with legal matters associated with the 2007 peanut butter recall,

•	charges of $6.2 million related to early extinguishment of debt as a result of early payments on our Term Loan Facility,

•	a charge of $5.7 million reflecting the year-end write-off of actuarial losses in excess of 10% of our pension liability,

•	charges of $4.5 million related to environmental remediation matters related to Beatrice Company, and

•	charges of $3.0 million in connection with the Garner accident.
SG&A expenses for fiscal 2012 included:

•	a charge of $336.2 million reflecting the year-end write-off of actuarial losses in excess of 10% of our pension liability,

•
a gain of $58.6 million, resulting from the remeasurement to fair value of our previously held noncontrolling equity interest in Agro Tech Foods Limited ("ATFL"), in connection with our acquisition of a majority interest in that company,

•	charges totaling $42.9 million in connection with our restructuring plans,

•	a charge of approximately $17.5 million in connection with legal matters associated with the 2007 peanut butter recall,

•	a benefit of $11.8 million resulting from insurance settlements for matters associated with peanut butter, and

•	a charge of $4.6 million in connection with the write-off of an insurance claim receivable.
Operating Profit (Earnings before general corporate expenses, interest expense, net, income taxes, and equity method investment earnings)

($ in millions) Reporting Segment	Fiscal 2013 Operating Profit	Fiscal 2012 Operating Profit	% Inc (Dec)
Consumer Foods	1,000.2	878.2	14%
Commercial Foods	731.3	615.7	19%
Private Brands	123.1	95.2	29%
Consumer Foods operating profit for fiscal 2013 was $1.00 billion, an increase of $122.0 million, or 14%, compared to fiscal 2012. Gross profits in Consumer Foods were $253.6 million higher in fiscal 2013 than in fiscal 2012, driven by the impact of higher net sales, discussed above, and the benefit of supply chain cost savings initiatives, partially offset by moderate inflation in product costs (particularly for proteins, packaging, peanuts, sweeteners, and beans). Businesses acquired in fiscal 2013 contributed $26.8 million of operating profit to fiscal 2013. Other items that significantly impacted Consumer Foods operating profit in fiscal 2013 included:

•	an increase in advertising and promotion expense of $90.7 million,

•	an increase in incentive compensation expense of $31.7 million,

•	charges totaling $12.1 million in connection with our restructuring plans,

•	charges of $10.9 million of acquisition-related costs, and

•	an increase in salaries and wages of $11.7 million.

Items that significantly impacted Consumer Foods operating profit in fiscal 2012 included:

•
a gain of $58.6 million, resulting from the remeasurement to fair value of our previously held noncontrolling equity interest in ATFL, in connection with our acquisition of a majority interest in that company, and

•	charges totaling $55.9 million in connection with our restructuring plans.
Operating profit for the Commercial Foods segment was $731.3 million in fiscal 2013, an increase of $115.6 million, or 19%, compared to fiscal 2012. Gross profits in the Commercial Foods segment were $157.3 million higher in fiscal 2013 than in fiscal 2012, driven by higher gross profit in the Lamb Weston specialty potato operations due to increased net pricing/mix, as well as productivity improvements, partially offset by higher input costs. Results for fiscal 2013 also reflected a $10.2 million charge to reduce the carrying value of collateral received in connection with the bankruptcy of an onion products supplier to its estimated fair value based upon updated appraisals. Included in the results of the Foodservice operating profit in fiscal 2013 was $3.1 million of incremental cost of goods sold due to the fair value adjustment to inventory resulting from acquisition accounting. Commercial Foods operating profit included $6.1 million of charges in fiscal 2012 related to the execution of our restructuring plans. In the third quarter of fiscal 2013, a significant foodservice customer did not renew a significant portion of its potato products purchase contracts with our Lamb Weston business, which we expected to have an unfavorable impact in fiscal 2014. Operating profit in the Foodservice business increased due to the acquisition of the Ralcorp frozen bakery business, which contributed $7.0 million in fiscal 2013.
Private Brands segment operating profit for fiscal 2013 was $123.1 million, an increase of $27.9 million compared to fiscal 2012. Included in the results of the Private Brands segment operating profit in fiscal 2013 was $13.6 million of incremental cost of goods sold due to the fair value adjustment to inventory resulting from acquisition accounting.
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
Income Taxes
Our income tax expense was $400.7 million and $191.7 million in fiscal 2013 and 2012, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was 34% for fiscal 2013 and 29% in fiscal 2012. The effective tax rate for fiscal 2013 reflects the incurrence of various non-deductible transaction-related expenses, as well as a reduced domestic manufacturing deduction benefit, in connection with the acquisition of Ralcorp. The effective tax rate for fiscal 2012 is reflective of the benefit of normal, recurring, income tax credits and deductions combined with a lower pre-tax level of earnings (due in large part to the impact of the write-off of $396.9 million of actuarial losses under the method of accounting for pension benefits adopted in fiscal 2012), as well as a $58.6 million nontaxable gain on the remeasurement to fair value of our previously held noncontrolling equity interest in ATFL, in connection with our acquisition of a majority interest in that company. The fiscal 2013 effective tax rate also included favorable tax adjustments resulting from the implementation of the 2012 American Taxpayer Relief Act during fiscal 2013, while the fiscal 2012 effective tax rate was unfavorably impacted by the prior expiration of these tax benefits during fiscal 2012. In the third quarter of fiscal 2013, we received an adverse Mexican tax court ruling and recorded a reserve of $4.0 million.
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

Results of Discontinued Operations
Our discontinued operations generated an after-tax loss of $0.7 million in fiscal 2013 and an after-tax gain of $6.5 million in fiscal 2012.
Earnings Per Share
Fiscal 2013 diluted earnings per share from continuing operations were $1.85. Fiscal 2012 diluted earnings per share were $1.12, including $1.10 per diluted share from continuing operations and income of $0.02 per diluted share from discontinued operations. See “Items Impacting Comparability” above as several significant items affected the comparability of year-over-year results of operations.
LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity and Capital
Our primary financing objective is to maintain a prudent capital structure that provides us flexibility to pursue our growth objectives. If necessary, we use short-term debt principally to finance ongoing operations, including our seasonal requirements for working capital (accounts receivable, prepaid expenses and other current assets, and inventories, less accounts payable, accrued payroll, and other accrued liabilities) and a combination of equity and long-term debt to finance both our base working capital needs and our non-current assets. We increased our indebtedness significantly during fiscal 2013 as a result of the Ralcorp acquisition. We have been focused on repaying a significant portion of our indebtedness subsequent to the Ralcorp acquisition. We are committed to maintaining an investment grade rating.
At May 25, 2014, we had a $1.5 billion revolving credit facility. The facility is scheduled to mature in September 2018. The facility has historically been used principally as a back-up facility for our commercial paper program. As of May 25, 2014, there were no outstanding borrowings under the facility. The facility requires that our consolidated funded debt not exceed 70% of our consolidated capital base in the four quarters commencing on January 29, 2014, and 65% thereafter, and that our fixed charges coverage ratio be greater than 1.75 to 1.0. As of May 25, 2014, we were in compliance with these financial covenants.
As of May 25, 2014, we had $137.0 million outstanding under our commercial paper program. The highest level of borrowings during fiscal 2014 was $395.0 million.
In fiscal 2013, we borrowed $1.5 billion under our Term Loan Facility. We are required to repay borrowings under the Term Loan Facility in equal installments of 2.5% per quarter beginning June 1, 2013 with the remainder of the borrowings to be paid on the maturity date unless prepaid in accordance with the terms of the Term Loan Facility. We may prepay borrowings without premium or penalty. As of May 25, 2014, we had $900.0 million outstanding under the Term Loan Facility. The Term Loan Facility matures on January 29, 2018. The Term Loan Facility interest rate is calculated based on LIBOR plus 1.75%. Net proceeds were used for the acquisition of Ralcorp. The Term Loan Facility requires that our consolidated funded debt not exceed 70% of our consolidated capital base in the four quarters commencing on January 29, 2014, and 65% thereafter, and that our fixed charges coverage ratio be greater than 1.75 to 1.0. As of May 25, 2014, we were in compliance with these financial covenants.
As of the end of fiscal 2014, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the revolving credit facility, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult.
We repurchase our shares of common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board of Directors. In December 2011, the Company's Board of Directors approved a $750.0 million increase to our share repurchase authorization. Under the share repurchase authorization, we may repurchase our shares periodically over several years, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions. The authorization has no time limit and may be suspended or discontinued at any time. We repurchased 2.9 million shares of our common stock for an aggregate of $100.0 million under this program in fiscal 2014. The Company's total remaining share repurchase authorization as of May 25, 2014 was $181.9 million.
In the second quarter of fiscal 2014, we completed the sale of the assets of the Lightlife business for $54.7 million in cash.
In the second quarter of fiscal 2014, we acquired the frozen dessert production assets from Harlan Bakeries for $39.9 million in cash.
In the fourth quarter of fiscal 2014, we completed the sale of Medallion Foods for $32.0 million in cash.

Subsequent to the end of fiscal 2014, we received $565.3 million in cash upon the closing of the Ardent Mills joint venture, which included $162.4 million associated with the sale of three flour milling facilities at the end of fiscal 2014.
Subsequent to our fiscal year end, in June 2014, we repaid $350.0 million of the principal amount outstanding under the term loan facility with a portion of the proceeds received in connection with the formation of Ardent Mills. We paid the remaining outstanding principal balance of $550.0 million under the term loan facility in July 2014, and terminated the facility, with a portion of the proceeds from the formation of Ardent Mills and approximately $330 million of borrowings under our commercial paper program.
Cash Flows
In fiscal 2014, we used $0.8 million of cash, which was the net result of $1.55 billion generated from operating activities, $514.1 million used in investing activities, $1.03 billion used in financing activities, and a decrease of $3.8 million in cash due to the effect of changes in foreign currency exchange rates.
Cash generated from operating activities of continuing operations totaled $1.55 billion in fiscal 2014, as compared to $1.41 billion generated in fiscal 2013. The increase in operating cash is largely due to the full year of results of the former Ralcorp business in fiscal 2014 as compared to four months of results in fiscal 2013. Operating cash outflows for interest payments increased $179.8 million to $395.7 million in fiscal 2014 as a result of the increase in debt from the Ralcorp acquisition.We contributed $18.3 million and $19.8 million to our pension plans in fiscal 2014 and 2013, respectively. In fiscal 2013, decreases in Consumer Foods inventories (excluding impacts of acquisitions) due to more stable commodity prices and utilization of prior physical positions were offset by increases in our Commercial Foods segment resulting from higher wheat prices and increased potato harvest yields. Also in fiscal 2013, tax related cash flow benefits of $180.1 million realized from lower current income tax payments as a result of paying off Ralcorp debt were largely offset by outflows of $130.1 million resulting from costs associated with the Ralcorp acquisition and $42.5 million in interest accrued by Ralcorp prior to the acquisition which was subsequently paid. In fiscal 2014, cash outflows included amounts associated with Ralcorp integration costs of $47.2 million and previously accrued acquisition related costs, primarily severance and retention costs of $24.4 million. We paid larger incentive compensation payments in the first quarter of fiscal 2014 (earned in fiscal 2013) than in the first quarter of fiscal 2013 (earned in fiscal 2012).
Cash used in investing activities totaled $514.1 million in fiscal 2014 versus $5.47 billion in fiscal 2013. Investing activities of continuing operations in fiscal 2014 consisted primarily of capital expenditures of $602.4 million, which increased from fiscal 2013 due to the increases associated with the former Ralcorp businesses, as well as several significant planned plant expansions and improvements. Additionally, we purchased certain frozen dessert production assets for $39.9 million in fiscal 2014. Investing activities in fiscal 2013 consisted primarily of the purchase of Ralcorp for $4.75 billion, net of cash acquired, capital expenditures of $453.7 million, and the acquisition of the P.F. Chang's® and Bertolli® brands frozen meal business from Unilever for $266.9 million in cash. Investing activities of discontinued operations generated $86.7 million in fiscal 2014 primarily from the sale of assets of the Lightlife and Medallion Foods businesses.
Cash used for financing activities of continuing operations totaled $1.03 billion in fiscal 2014 compared with cash generated from financing activities of $4.13 billion in fiscal 2013. In fiscal 2014, we decreased our total debt by $612.4 million, including the repayment of $500.0 million aggregate principal amount of our 5.875% senior notes upon maturity in April 2014. In fiscal 2013, we issued long-term debt that generated $6.22 billion in cash and repaid $2.07 billion in debt, primarily $1.44 billion paid for principal and contractual amounts on Ralcorp notes tendered in connection with the Ralcorp acquisition and prepayment of $600.0 million of the Term Loan Facility. In conjunction with the Ralcorp acquisition, we issued common stock for $269.2 million in net cash proceeds in fiscal 2013. During fiscal 2014 and 2013, we paid dividends of $420.9 million and $400.7 million, respectively. In fiscal 2014 and 2013, we repurchased $100.0 million and $245.0 million, respectively, of our common stock as part of our share repurchase program. Amounts generated from employee stock option exercise proceeds and issuance of other stock awards were $103.7 million and $274.4 million in fiscal 2014 and 2013, respectively.
The Company had cash and cash equivalents of $183.1 million at May 25, 2014 and $183.9 million at May 26, 2013, of which $146.3 million at May 25, 2014 and $166.4 million at May 26, 2013 was held in foreign countries. The Company makes an assertion regarding the amount of foreign earnings intended for permanent reinvestment outside the United States, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. No related tax liability has been accrued as of May 25, 2014. In the fourth quarter of fiscal 2014, the Company's foreign subsidiaries repaid $92.9 million of intercompany notes to domestic subsidiaries. These loan repayments did not result in significant additional income taxes. In addition, in the fourth quarter of fiscal 2014, certain of the Company's foreign subsidiaries extended short term loans to domestic entities totaling $37.8 million. Such loans were repaid in the first quarter of fiscal 2015. At May 25, 2014, management does not intend to permanently repatriate additional foreign cash. Any future decision to repatriate foreign cash could result in an adjustment to the deferred tax liability after considering available foreign tax credits and other tax attributes. It is not practicable to determine the amount of any such deferred tax liability at this time.
We estimate our capital expenditures in fiscal 2015 to be approximately $600 million.
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
We hold a 50.0% interest in Lamb Weston RDO, a potato processing venture. We provide all sales and marketing services to Lamb Weston RDO. We receive a fee for these services based on a percentage of the net sales of the venture. We reflect the value of our ownership interest in this venture in other assets in our Consolidated Balance Sheets, based upon the equity method of accounting. The balance of our investment was $12.6 million and $15.2 million at May 25, 2014 and May 26, 2013, respectively, representing our maximum exposure to loss as a result of our involvement with this venture. The capital structure of Lamb Weston RDO includes owners' equity of $25.4 million and term borrowings from banks of $42.8 million as of May 25, 2014. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this venture.
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
OBLIGATIONS AND COMMITMENTS
As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as lease agreements, debt agreements, and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as "take-or-pay" contracts). The unconditional purchase obligation arrangements are entered into in our normal course of business in order to ensure adequate levels of sourced product are available. Of these items, debt and capital lease obligations, which totaled $8.9 billion as of May 25, 2014, were recognized as liabilities in our Consolidated Balance Sheets. Operating lease obligations and unconditional purchase obligations, which totaled $2.9 billion as of May 25, 2014, were not recognized as liabilities in our Consolidated Balance Sheets, in accordance with generally accepted accounting principles.

A summary of our contractual obligations as of May 25, 2014 was as follows:

	Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt	$8,658.8	$76.3	$1,023.7	$3,137.1	$4,421.7
Capital lease obligations	79.1	8.9	15.4	10.5	44.3
Operating lease obligations	524.0	91.4	150.2	107.0	175.4
Purchase obligations[1]	2,409.8	2,027.8	139.3	67.8	174.9
Notes payable	141.8	141.8	—	—	—
Total	$11,813.5	$2,346.2	$1,328.6	$3,322.4	$4,816.3
1 Amount includes open purchase orders and agreements, some of which are not legally binding and/or may be cancellable. Such agreements are generally settleable in the ordinary course of business in less than one year.
We are also contractually obligated to pay interest on our long-term debt and capital lease obligations. The weighted average coupon interest rate of the long-term debt obligations outstanding as of May 25, 2014 was approximately 4.2%.
The operating lease obligations noted in the table above have not been reduced by non-cancellable sublease rentals of $32.3 million.
We own a 49.99% interest in Lamb Weston BSW, LLC ("Lamb Weston BSW"), a potato processing venture with Ochoa Ag Unlimited Foods, Inc. ("Ochoa"). We provide all sales and marketing services to Lamb Weston BSW. Under certain circumstances, we could be required to compensate Ochoa for lost profits resulting from significant production shortfalls ("production shortfalls"). Commencing on June 1, 2018, or on an earlier date under certain circumstances, we have a contractual right to purchase the remaining equity interest in Lamb Weston BSW from Ochoa (the "call option"). We are currently subject to a contractual obligation to purchase all of Ochoa's equity investment in Lamb Weston BSW at the option of Ochoa (the "put option"). The purchase prices under the call option and the put option (the "options") are based on the book value of Ochoa's equity interest at the date of exercise, as modified by an agreed-upon rate of return for the holding period of the investment balance. The agreed-upon rate of return varies depending on the circumstances under which any of the options are exercised. As of May 25, 2014, the price at which Ochoa had the right to put its equity interest to us was $41.9 million. This amount, which is presented within other noncurrent liabilities in our Consolidated Balance Sheets, is not included in the "Contractual Obligations" table above as the payment is contingent upon the exercise of the put option by Ochoa, and the eventual occurrence and timing of such exercise is uncertain.
As part of our ongoing operations, we also enter into arrangements that obligate us to make future cash payments only upon the occurrence of a future event (e.g., guarantees of debt or lease payments of a third party should the third party be unable to perform). In accordance with generally accepted accounting principles, the following commercial commitments are not recognized as liabilities in our Consolidated Balance Sheets. A summary of our commitments, including commitments associated with equity method investments, as of May 25, 2014 was as follows:

	Amount of Commitment Expiration Per Period (in millions)
Other Commercial Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Guarantees	$66.6	$39.9	$8.1	$8.4	$10.2
Standby Repurchase Obligations	4.6	2.7	0.6	0.5	0.8
Other commitments	4.4	4.4	—	—	—
Total	$75.6	$47.0	$8.7	$8.9	$11.0
In certain limited situations, we will guarantee an obligation of an unconsolidated entity. We guarantee certain leases and other commercial obligations resulting from the 2002 divestiture of our fresh beef and pork operations. The remaining terms of these arrangements do not exceed two years and the maximum amount of future payments we have guaranteed was $5.4 million as of May 25, 2014.
We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At May 25, 2014, the amount of supplier loans effectively guaranteed by us was $34.4 million, included in the table above. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.
We were a party to a supply agreement with an onion processing company where we had guaranteed, under certain conditions, repayment of a secured loan (the "Secured Loan") of this onion products supplier to the onion products supplier's lender. The amount of our guarantee was $25.0 million.  During the fourth quarter of fiscal 2012, we received notice from the lender that the onion products supplier had defaulted on the Secured Loan and we exercised our option to purchase the Secured Loan from the lender for $40.8 million, thereby assuming first-priority secured rights to the underlying collateral for the amount of the Secured Loan, and cancelling our guarantee. The onion products supplier filed for bankruptcy during the fourth quarter of fiscal 2012. During the second quarter of fiscal 2013, we acquired ownership and all rights to the collateral, consisting of agricultural land and a processing facility. During the third quarter of fiscal 2013, we recognized an impairment charge of $10.2 million in our Commercial Foods segment to reduce the carrying amount of the collateral to its estimated fair value based upon updated appraisals. During the second quarter of fiscal 2014, we recognized an additional impairment charge of $8.9 million in our Commercial Foods segment to reduce the carrying amount of the plant assets to their estimated fair value based upon expected sales proceeds. In the fourth quarter of fiscal 2014, we sold the agricultural land and recognized a gain of $5.1 million in our Commercial Foods segment. Based on our estimate of the value of the processing facility, we expect to recover the remaining carrying value through our sale of this asset.
Federal income tax credits were generated related to our sweet potato production facility in Delhi, Louisiana. Third parties invested in certain of these income tax credits. We have guaranteed these third parties the face value of these income tax credits over their statutory lives, through fiscal 2017, in the event that the income tax credits are recaptured or reduced. The face value of the income tax credits was $26.7 million as of May 25, 2014. We believe the likelihood of the recapture or reduction of the income tax credits is remote, and therefore we have not established a liability in connection with this guarantee.
The obligations and commitments tables above do not include any reserves for uncertainties in income taxes, as we are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes. The liability for gross unrecognized tax benefits at May 25, 2014 was $84.9 million. The net amount of unrecognized tax benefits at May 25, 2014, that, if recognized, would impact our effective tax rate was $50.8 million. Recognition of these tax benefits would have a favorable impact on our effective tax rate.
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
We have recognized reserves of approximately $169.4 million for these marketing costs as of May 25, 2014. Changes in the assumptions used in estimating the cost of any individual customer marketing program would not result in a material change in our results of operations or cash flows.
Advertising and promotion expenses totaled $417.4 million, $466.3 million, and $362.3 million in fiscal 2014, 2013, and 2012, respectively.
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
Further information on income taxes is provided in Note 14 “Pre-tax Income and Income Taxes” to the consolidated financial statements.
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
We have recognized a reserve of approximately $63.0 million for environmental liabilities as of May 25, 2014. The reserve for each site is determined based on an assessment of the most likely required remedy and a related estimate of the costs required to effect such remedy. Historically, the underlying assumptions utilized in estimating this reserve have been appropriate as actual payments have neither differed materially from the previously estimated reserve balances, nor have significant adjustments to this reserve balance been necessary.
Employment-Related Benefits—We incur certain employment-related expenses associated with pensions, postretirement health care benefits, and workers’ compensation. In order to measure the annual expense associated with these employment-related benefits, management must make a variety of estimates including, but not limited to, discount rates used to measure the present value of certain liabilities, assumed rates of return on assets set aside to fund these expenses, compensation increases, employee turnover rates, anticipated mortality rates, anticipated health care costs, and employee accidents incurred but not yet reported to us. The estimates used by management are based on our historical experience as well as current facts and circumstances. We use third-party specialists to assist management in appropriately measuring the expense associated with these employment-related benefits. Different estimates used by management could result in us recognizing different amounts of expense over different periods of time. We had recognized a pension liability of $451.8 million and $480.8 million, a postretirement liability of $283.2 million and $302.7 million, and a workers’ compensation liability of $107.7 million and $105.1 million, as of the end of fiscal 2014 and 2013, respectively. We also had recognized a pension asset of $18.8 million and $6.6 million as of the end of fiscal 2014 and 2013, respectively, as certain individual plans of the Company had a positive funded status.
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
We recognized pension expense from Company plans of $(5.9) million, $23.5 million, and $421.8 million in fiscal years 2014, 2013, and 2012, respectively. Such amounts reflect the year-end write-off of actuarial losses in excess of 10% of our pension liability. This also reflected expected returns on plan assets of $252.9 million, $216.4 million, and $196.0 million in fiscal years 2014, 2013, and 2012, respectively. We contributed $18.5 million, $19.8 million, and $326.4 million to our pension plans in fiscal years 2014, 2013, and 2012, respectively. We anticipate contributing approximately $12.9 million to our pension plans in fiscal 2015.
One significant assumption for pension plan accounting is the discount rate. We select a discount rate each year (as of our fiscal year-end measurement date) for our plans based upon a hypothetical bond portfolio for which the cash flows from coupons and maturities match the year-by-year projected benefit cash flows for our pension plans. The hypothetical bond portfolio is comprised of high-quality fixed income debt instruments (usually Moody’s Aa) available at the measurement date. Based on this information, the discount rate selected by us for determination of pension expense was 4.05% for fiscal 2014, 4.5% for fiscal 2013, and 5.3% for fiscal 2012. We selected a discount rate of 4.15% for determination of pension expense for fiscal 2015. A 25 basis point increase in our discount rate assumption as of the end of fiscal 2014 would have resulted in a decrease of $1.8 million in our pension expense for fiscal 2014. A 25 basis point decrease in our discount rate assumption as of the end of fiscal 2014 would have resulted in an increase of $7.3 million in our pension expense for fiscal 2014. For our year-end pension obligation determination, we selected discount rates of 4.15% and 4.05% for fiscal years 2014 and 2013, respectively.
Another significant assumption used to account for our pension plans is the expected long-term rate of return on plan assets. In developing the assumed long-term rate of return on plan assets for determining pension expense, we consider long-term historical returns (arithmetic average) of the plan’s investments, the asset allocation among types of investments, estimated long-term returns by investment type from external sources, and the current economic environment. Based on this information, we selected 7.75% for the long-term rate of return on plan assets for determining our fiscal 2014 pension expense. A 25 basis point increase/decrease in our expected long-term rate of return assumption as of the beginning of fiscal 2014 would decrease/increase annual pension expense for our pension plans by $8.3 million. We selected an expected rate of return on plan assets of 7.75% to be used to determine our pension expense for fiscal 2015. A 25 basis point increase/decrease in our expected long-term rate of return assumption as of the beginning of fiscal 2015 would decrease/increase annual pension expense for our pension plans by $8.7 million.
The rate of compensation increase is another significant assumption used in the development of accounting information for pension plans. We determine this assumption based on our long-term plans for compensation increases and current economic conditions. Based on this information, we selected 4.25% for fiscal years 2014 and 2013 as the rate of compensation increase for determining our year-end pension obligation. We selected 4.25% for the rate of compensation increase for determination of pension expense for each of fiscal years 2014, 2013, and 2012. A 25 basis point increase/decrease in our rate of compensation increase assumption as of the beginning of fiscal 2014 would increase/decrease pension expense for our pension plans by $0.9 million for the year. We selected a rate of 4.25% for the rate of compensation increase to be used to determine our pension expense for fiscal 2015. A 25 basis point increase in our rate of compensation increase assumption as of the beginning of fiscal 2015 would increase pension expense for our pension plans by $0.8 million for the year. A 25 basis point decrease in our rate of compensation increase assumption as of the beginning of fiscal 2015 would decrease pension expense for our pension plans by $1.2 million for the year.
We also provide certain postretirement health care benefits. We recognized postretirement benefit expense of $9.9 million, $8.8 million, and $7.8 million in fiscal 2014, 2013, and 2012, respectively. We reflected liabilities of $283.2 million and $302.7 million in our balance sheets as of May 25, 2014 and May 26, 2013, respectively. We anticipate contributing approximately $25.5 million to our postretirement health care plans in fiscal 2015.
The postretirement benefit expense and obligation are also dependent on our assumptions used for the actuarially determined amounts. These assumptions include discount rates (discussed above), health care cost trend rates, inflation rates, retirement rates, mortality rates, and other factors. The health care cost trend assumptions are developed based on historical cost data, the near-term outlook, and an assessment of likely long-term trends. Assumed inflation rates are based on an evaluation of external market indicators. Retirement and mortality rates are based primarily on actual plan experience. The discount rate we selected for determination of postretirement expense was 3.35% for fiscal 2014, 3.9% for fiscal 2013, and 4.3% for fiscal 2012. We have selected a weighted-average discount rate of 3.65% for determination of postretirement expense for fiscal 2015. A 25 basis point increase/decrease in our discount rate assumption as of the beginning of fiscal 2013 would not have resulted in a material change to postretirement expense for our plans. We have assumed the initial year increase in cost of health care to be 10.0%, with the trend rate decreasing to 5.0% by 2022. A one percentage point change in the assumed health care cost trend rate would have the following effects:

($ in millions)	One Percent Increase	One Percent Decrease
Effect on total service and interest cost	$0.8	$(0.7)
Effect on postretirement benefit obligation	18.9	(16.8)
We provide workers’ compensation benefits to our employees. The measurement of the liability for our cost of providing these benefits is largely based upon actuarial analysis of costs. One significant assumption we make is the discount rate used to calculate the present value of our obligation. The weighted-average discount rate used at May 25, 2014 was 2.27%. A 25 basis point increase/decrease in the discount rate assumption would not have a material impact on workers’ compensation expense.
Business Combinations, Impairment of Long-Lived Assets (including property, plant and equipment), Identifiable Intangible Assets, and Goodwill—We use the acquisition method in accounting for acquired businesses. Under the acquisition method, our financial statements reflect the operations of an acquired business starting from the completion of the acquisition. The assets acquired and liabilities assumed are recorded at their respective estimated fair values at the date of the acquisition. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Significant judgment is often required in estimating the fair value of assets acquired, particularly intangible assets. As a result, in the case of significant acquisitions we normally obtain the assistance of a third-party valuation specialist in estimating fair values of tangible and intangible assets. The fair value estimates are based on available historical information and on expectations and assumptions about the future, considering the perspective of marketplace participants. While management believes those expectations and assumptions are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.
Determining the useful lives of intangible assets also requires management judgment. Certain brand intangibles are expected to have indefinite lives based on their history and our plans to continue to support and build the acquired brands, while other acquired intangible assets (e.g. customer relationships) are expected to have determinable useful lives. Our estimates of the useful lives of definite-lived intangible assets are primarily based upon historical experience, the competitive and macroeconomic environment, and our operating plans. The costs of definite-lived intangibles are amortized to expense over their estimated life.
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
If we determine to perform a quantitative impairment test in evaluating impairment of our indefinite lived brands/trademarks, we utilize a “relief from royalty” methodology. The methodology determines the fair value of each brand through use of a discounted cash flow model that incorporates an estimated “royalty rate” we would be able to charge a third party for the use of the particular brand. When determining the future cash flow estimates, we must estimate future net sales and a fair market royalty rate for each applicable brand and an appropriate discount rate to measure the present value of the anticipated cash flows. Estimating future net sales requires significant judgment by management in such areas as future economic conditions, product pricing, and consumer trends. In determining an appropriate discount rate to apply to the estimated future cash flows, we consider the current interest rate environment and our estimated cost of capital. As the calculated fair value of our other identifiable intangible assets generally significantly exceeds the carrying value of these assets, a one percentage point increase in the discount rate assumptions used to estimate the fair values of our other identifiable intangible assets would not result in a material impairment charge.
In fiscal 2014, we elected to perform a quantitative impairment test for indefinite lived intangibles. We recognized impairment charges of $72.5 million in our Consumer Foods segment, primarily for our Chef Boyardee® brand, and a $3.2 million impairment charge in our Private Brands segment for two small brands. We also recognized a $3.2 million impairment charge for an amortizable technology license in our Corporate expenses in fiscal 2014.
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
Under the two-step quantitative impairment test, the first step of the evaluation involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. Fair value is typically estimated using a discounted cash flow analysis, which requires us to estimate the future cash flows anticipated to be generated by the reporting unit being tested for impairment as well as to select a risk-adjusted discount rate to measure the present value of the anticipated cash flows. When determining future cash flow estimates, we consider historical results adjusted to reflect current and anticipated operating conditions. We estimate cash flows for the reporting unit over a discrete period (typically four or five years) and the terminal period (considering expected long term growth rates and trends). Estimating future cash flows requires significant judgment by management in such areas as future economic conditions, industry-specific conditions, product pricing, and necessary capital expenditures. The use of different assumptions or estimates for future cash flows or significant changes in risk-adjusted discounts rates due to changes in market conditions could produce substantially different estimates of the fair value of the reporting unit.
If the fair value of a reporting unit determined in the first step of the evaluation is lower than its carrying value, we proceed to the second step, which compares the carrying value of goodwill to its implied fair value. In estimating the implied fair value of goodwill for a reporting unit, we must assign the fair value of the reporting unit (as determined in the first step) to the assets and liabilities associated with the reporting unit as if the reporting unit had been acquired in a business combination. Any excess of the carrying value of goodwill of the reporting unit over its implied fair value is recorded as impairment.
We implemented organizational changes during the second quarter of fiscal 2014 that resulted in new reporting segments. As a result, we reassigned goodwill to the new reporting units using a relative fair value allocation approach and performed a goodwill impairment analysis, which did not identify any potential impairments.
In the fourth quarter of fiscal 2014, in conjunction with our annual review for impairment, we performed a qualitative analysis of goodwill for each of the reporting units in our segments. Because sales and profits for Private Brands continued to fall below our expectations throughout fiscal 2014 and following preparation of plans for the business for fiscal 2015, we performed a quantitative analysis of goodwill of our Private Brands segment. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans and future industry and economic conditions. We estimated the future cash flows of each reporting unit within the Private Brands segment and calculated the net present value of those estimated cash flows using a risk adjusted discount rate, in order to estimate the fair value of each reporting unit from the perspective of a market participant. We used discount rates and terminal growth rates of approximately 8.3% and 3%, respectively, to calculate the present value of estimated future cash flows. We then compared the estimated fair value of each reporting unit to the respective historical carrying value (including allocated assets and liabilities of certain shared and Corporate functions), and determined that the fair value of the reporting unit was less than the carrying value for five of our reporting units within the Private Brands segment. With the assistance of a third-party valuation specialist, we estimated the fair value of the assets and liabilities of each of these reporting units in order to determine the implied fair value of goodwill of each reporting unit. We recognized impairment charges for the difference between the implied fair value of goodwill and the historical carrying value of goodwill within each reporting unit. Accordingly, during the fourth quarter of fiscal 2014, we recorded a $602.2 million charge for the impairment of goodwill. The following reporting units within Private Brands were impacted: $66.4 million in Bars and Coordinated, $154.6 million in Cereal, $94.2 million in Pasta, $231.6 million in Snacks, and $55.4 million in Retail Bakery.
In the case of three of our reporting units within the Private Brands segment: Pasta, Snacks, and Retail Bakery, the estimated fair value of certain amortizing intangible assets (customer relationships) used in step two of our impairment analysis was substantially less than the carrying value of those assets and, as a result, the the carrying value of the Pasta, Snacks, and Retail Bakery reporting units exceeded the estimated fair values of those reporting units, even after the previously described goodwill impairment charges were recorded. The carrying value of the Private Brands amortizing intangible assets are expected to be recovered over their remaining lives (on an undiscounted basis) and, accordingly, no impairments were required to be recognized.
Following the impairment charges recorded in fiscal 2014, the carrying value of goodwill in our Private Brands reporting units included $328.7 million for Bars and Coordinated, $464.4 million for Cereal, $752.1 million for Pasta, $816.2 million for Snacks, $717.1 million for Retail Bakery, and $136.1 million for Condiments. If the future performance of one or more of the reporting units within the Private Brands segment falls short of our expectations or if there are significant changes in risk-adjusted discount rates due to changes in market conditions, we could be required to recognize additional, material impairment charges in future periods.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which states that entities should present the unrecognized tax benefit as a reduction of the deferred tax asset for a net operating loss ("NOL") or similar tax loss or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the NOL or other carryforward under the tax law. No new disclosures are necessary. This ASU will be effective for the first interim reporting period in fiscal 2015.
In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Components of an Entity, which updates the definition of discontinued operations from current U.S. GAAP. Going forward only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results will be reported as discontinued operations in the financial statements. Currently, a component of an entity that is a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group is eligible for discontinued operations presentation. Additionally, the existing condition that the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction has been removed. The effective date for the revised standard is for applicable transactions that occur within annual periods beginning on or after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company intends to early adopt this standard in the first quarter of fiscal 2015. This will result in the presentation of historical results of our milling business, prior to the creation of the Ardent Mills joint venture, as discontinued operations, beginning in fiscal 2015. Such accounting treatment is precluded prior to the adoption of the new accounting standard.
In May 2014, after our fiscal year end, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company in our fiscal year 2018. Early application is not permitted. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
FORWARD-LOOKING STATEMENTS
This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current views and assumptions of future events and financial performance and are subject to certain risks, uncertainties and changes in circumstances. We undertake no responsibility for updating these statements. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These factors include, among other things: our ability to realize the synergies and benefits contemplated by the acquisition of Ralcorp Holdings, Inc. ("Ralcorp") and our ability to promptly and effectively integrate the business of Ralcorp; and our ability to realize synergies and benefits contemplated by the recently formed joint venture combining the flour milling businesses of ConAgra Foods, Cargill, Incorporated, and CHS Inc.; risks and uncertainties associated with intangible assets, including any future goodwill impairment charges; the availability and prices of raw materials, including any negative effects caused by inflation or adverse weather conditions; the effectiveness of our product pricing, including product innovation, any pricing actions and changes in promotional strategies; the ultimate outcome of litigation, including the lead paint matter; future economic circumstances; industry conditions; our ability to execute our operating and restructuring plans; the success of our cost savings initiatives, and innovation and marketing investments; the competitive environment; operating efficiencies; the ultimate impact of any product recalls; access to capital; actions of governments and regulatory factors affecting our businesses, including the Patient Protection and Affordable Care Act; the amount and timing of repurchases of our common stock and debt, if any; and other risks described in our reports filed with the Securities and Exchange Commission. We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The principal market risks affecting us during fiscal 2014 and 2013 were exposures to price fluctuations of commodity and energy inputs, interest rates, and foreign currencies. These fluctuations impacted all reporting segments.

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
Interest Rate Risk
From time to time, we use interest rate swaps to manage the effect of interest rate changes on the fair value of our existing debt as well as the forecasted interest payments for the anticipated issuance of debt. During fiscal 2010, we entered into interest rate swap contracts used to effectively convert the interest rate of our senior long-term debt instruments maturing in fiscal 2014 from fixed to variable. During fiscal 2011, we terminated these interest rate swap contracts. As a result of this termination, we received proceeds of $31.5 million. The cumulative adjustment to the fair value of the debt instruments being hedged was included in long-term debt and was amortized as a reduction of interest expense over the remaining lives of the debt instruments through fiscal 2014.
During the third quarter of fiscal 2014, we entered into interest rate swap contracts to hedge the fair value of certain of our senior long-term debt instruments maturing in fiscal 2019 and 2020. The net notional amount of these interest rate derivatives at May 25, 2014 was $500.0 million, $250.0 million for each maturity. The maximum potential loss associated with these interest rate swap contracts from a hypothetical increase of 1% in interest rates is approximately $29.2 million. Any such gain or loss, to the extent the hedge is effective, are offset by fair value adjustments to the debt instruments being hedged.
As of May 25, 2014 and May 26, 2013, the fair value of our long term debt (including current installments) was estimated at $9.5 billion and $10.2 billion, respectively, based on current market rates provided primarily by outside investment advisors. As of May 25, 2014 and May 26, 2013, a 1% increase in interest rates would decrease the fair value of our long-term debt by approximately $553.9 million and $630.3 million, respectively, while a 1% decrease in interest rates would increase the fair value of our long-term debt by approximately $627.4 million and $706.5 million, respectively.
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
Value-at-Risk (VaR)
We employ various tools to monitor our derivative risk, including value-at-risk ("VaR") models. We perform simulations using historical data to estimate potential losses in the fair value of current derivative positions. We use price and volatility information for the prior 90 days in the calculation of VaR that is used to monitor our daily risk. The purpose of this measurement is to provide a single view of the potential risk of loss associated with derivative positions at a given point in time based on recent changes in market prices. Our model uses a 95% confidence level. Accordingly, in any given one day time period, losses greater than the amounts included in the table below are expected to occur only 5% of the time. We include commodity swaps, futures, and options and foreign exchange forwards, swaps, and options in this calculation. The following table provides an overview of our average daily VaR for our energy, agriculture, foreign exchange, and other commodities for fiscal years 2014 and 2013. Other commodities below consist primarily of forward and option contracts for a commodities index, the market price of which is closely correlated with that of our commodity inputs. This index includes items such as agricultural commodities, energy commodities, and metals. The other commodities category below may also include items such as packaging and/or livestock.

	Fair Value Impact
In Millions	Average During the Fiscal Year Ended May 25, 2014	Average During the Fiscal Year Ended May 26, 2013
Processing Activities
Energy commodities	$1.1	$2.1
Agriculture commodities	$3.0	$3.5
Other commodities	$2.5	$4.7
Foreign exchange	$1.4	$1.3
Trading Activities
Agriculture commodities	$0.3	$0.3

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ConAgra Foods, Inc. and Subsidiaries
Consolidated Statements of Earnings
(in millions, except per share amounts)

	For the Fiscal Years Ended May
	2014	2013	2012
Net sales	$17,702.6	$15,426.6	$13,331.1
Costs and expenses:
Cost of goods sold	13,980.1	11,864.4	10,532.1
Selling, general and administrative expenses	2,767.1	2,136.6	1,980.3
Interest expense, net	379.0	275.6	204.0
Income from continuing operations before income taxes and equity method investment earnings	576.4	1,150.0	614.7
Income tax expense	298.2	400.7	191.7
Equity method investment earnings	32.8	37.5	44.9
Income from continuing operations	311.0	786.8	467.9
Income (loss) from discontinued operations, net of tax	4.1	(0.7)	6.5
Net income	$315.1	$786.1	$474.4
Less: Net income attributable to noncontrolling interests	12.0	12.2	6.5
Net income attributable to ConAgra Foods, Inc.	$303.1	$773.9	$467.9
Earnings per share — basic
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$0.71	$1.88	$1.11
Income from discontinued operations attributable to ConAgra Foods, Inc. common stockholders	0.01	—	0.02
Net income attributable to ConAgra Foods, Inc. common stockholders	$0.72	$1.88	$1.13
Earnings per share — diluted
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$0.70	$1.85	$1.10
Income from discontinued operations attributable to ConAgra Foods, Inc. common stockholders	—	—	0.02
Net income attributable to ConAgra Foods, Inc. common stockholders	$0.70	$1.85	$1.12
The accompanying Notes are an integral part of the consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in millions)

	For the Fiscal Years Ended May
	2014	2013	2012
Net income	$315.1	$786.1	$474.4
Other comprehensive income (loss):
Derivative adjustments, net of tax:
Unrealized derivative adjustments	31.3	32.5	(89.3)
Reclassification for derivative adjustments included in net income	34.4	0.3	0.2
Unrealized gains (losses) on available-for-sale securities, net of tax	0.1	0.2	(0.1)
Currency translation adjustment:
Unrealized translation gains (losses)	(25.7)	2.1	(62.4)
Reclassification adjustment for gains included in net income	—	—	6.0
Pension and post-employment benefit obligations, net of tax:
Unrealized pension and post-employment benefit obligations	15.6	63.8	(64.9)
Reclassification for pension and post-employment benefit obligations included in net income	2.1	3.4	(1.8)
Comprehensive income	372.9	888.4	262.1
Comprehensive income attributable to noncontrolling interests	8.0	11.5	2.1
Comprehensive income attributable to ConAgra Foods, Inc.	$364.9	$876.9	$260.0
The accompanying Notes are an integral part of the consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)

	May 25, 2014	May 26, 2013
ASSETS
Current assets
Cash and cash equivalents	$183.1	$183.9
Receivables, less allowance for doubtful accounts of $5.3 and $7.6	1,230.8	1,279.4
Receivable on sale of flour milling assets	162.4	—
Inventories	2,292.6	2,340.9
Prepaid expenses and other current assets	361.9	510.8
Current assets held for sale	—	64.8
Total current assets	4,230.8	4,379.8
Property, plant and equipment
Land and land improvements	231.3	254.4
Buildings, machinery and equipment	6,044.4	5,600.5
Furniture, fixtures, office equipment and other	924.1	900.5
Construction in progress	370.1	331.5
	7,569.9	7,086.9
Less accumulated depreciation	(3,758.0)	(3,329.3)
Property, plant and equipment, net	3,811.9	3,757.6
Goodwill	7,836.5	8,426.7
Brands, trademarks and other intangibles, net	3,205.8	3,403.6
Other assets	270.5	293.5
Noncurrent assets held for sale	10.9	144.1
	$19,366.4	$20,405.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable	$141.8	$185.0
Current installments of long-term debt	84.2	517.9
Accounts payable	1,492.4	1,498.1
Accrued payroll	156.6	287.0
Other accrued liabilities	767.4	908.5
Current liabilities held for sale	—	4.8
Total current liabilities	2,642.4	3,401.3
Senior long-term debt, excluding current installments	8,571.7	8,691.0
Subordinated debt	195.9	195.9
Other noncurrent liabilities	2,601.2	2,754.0
Noncurrent liabilities held for sale	—	0.1
Total liabilities	14,011.2	15,042.3
Commitments and contingencies (Note 16)
Common stockholders' equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 567,907,172	2,839.7	2,839.7
Additional paid-in capital	1,036.9	1,006.2
Retained earnings	5,010.6	5,129.5
Accumulated other comprehensive loss	(134.3)	(196.1)
Less treasury stock, at cost, 145,992,121 and 148,442,086 common shares	(3,494.4)	(3,514.9)
Total ConAgra Foods, Inc. common stockholders' equity	5,258.5	5,264.4
Noncontrolling interests	96.7	98.6
Total stockholders' equity	5,355.2	5,363.0
	$19,366.4	$20,405.3
The accompanying Notes are an integral part of the consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Consolidated Statements of Common Stockholders' Equity
(in millions, except share data)

	ConAgra Foods, Inc. Stockholders’ Equity
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at May 29, 2011	567.9	$2,839.7	$899.1	$4,690.3	$(91.2)	$(3,668.2)	$7.0	$4,676.7
Stock option and incentive plans			3.9	(1.3)		252.9		255.5
Currency translation adjustment, net of reclassification adjustment					(52.0)		(4.4)	(56.4)
Repurchase of common shares						(352.4)		(352.4)
Unrealized loss on securities					(0.1)			(0.1)
Derivative adjustment, net of reclassification adjustment					(89.1)			(89.1)
Acquisition of majority interest in ATFL							92.6	92.6
Activities of noncontrolling interests			(1.5)				1.3	(0.2)
Pension and postretirement healthcare benefits					(66.7)			(66.7)
Dividends declared on common stock; $0.95 per share				(391.8)				(391.8)
Net income attributable to ConAgra Foods, Inc.				467.9				467.9
Balance at May 27, 2012	567.9	2,839.7	901.5	4,765.1	(299.1)	(3,767.7)	96.5	4,536.0
Stock option and incentive plans			56.2	(2.2)		278.7		332.7
Currency translation adjustment					2.8		(0.7)	2.1
Issuance of treasury shares			50.1			219.1		269.2
Repurchase of common shares						(245.0)		(245.0)
Unrealized gain on securities					0.2			0.2
Derivative adjustment, net of reclassification adjustment					32.8			32.8
Activities of noncontrolling interests			(1.6)				2.8	1.2
Pension and postretirement healthcare benefits					67.2			67.2
Dividends declared on common stock; $0.99 per share				(407.3)				(407.3)
Net income attributable to ConAgra Foods, Inc.				773.9				773.9
Balance at May 26, 2013	567.9	2,839.7	1,006.2	5,129.5	(196.1)	(3,514.9)	98.6	5,363.0
Stock option and incentive plans			32.4	(0.8)		120.5		152.1
Currency translation adjustment					(21.7)		(4.0)	(25.7)
Repurchase of common shares						(100.0)		(100.0)
Unrealized gain on securities					0.1			0.1
Derivative adjustment, net of reclassification adjustment					65.7			65.7
Activities of noncontrolling interests			(1.7)				2.1	0.4
Pension and postretirement healthcare benefits					17.7			17.7
Dividends declared on common stock; $1.00 per share				(421.2)				(421.2)
Net income attributable to ConAgra Foods, Inc.				303.1				303.1
Balance at May 25, 2014	567.9	$2,839.7	$1,036.9	$5,010.6	$(134.3)	$(3,494.4)	$96.7	$5,355.2
The accompanying Notes are an integral part of the consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

	For the Fiscal Years Ended May
	2014	2013	2012
Cash flows from operating activities:
Net income	$315.1	$786.1	$474.4
Income (loss) from discontinued operations	4.1	(0.7)	6.5
Income from continuing operations	311.0	786.8	467.9
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	602.9	443.4	370.9
Asset impairment charges	720.0	20.2	8.6
(Gain) loss on sale of fixed assets	(85.2)	10.9	10.8
Gain on acquisition of controlling interest in Agro Tech Foods Ltd.	—	—	(58.7)
Earnings of affiliates less than (in excess of) distributions	13.3	(11.1)	(17.6)
Share-based payments expense	60.2	67.4	41.8
Contributions to pension plans	(18.3)	(19.8)	(326.4)
Pension expense	(5.9)	23.5	421.8
Other items	(6.3)	(8.6)	(5.6)
Change in operating assets and liabilities excluding effects of business acquisitions and dispositions:
Accounts receivable	63.3	(72.3)	(4.2)
Inventory	49.4	19.5	16.9
Deferred income taxes and income taxes payable, net	23.3	123.4	(6.7)
Prepaid expenses and other current assets	4.0	(22.0)	5.5
Accounts payable	(5.2)	6.5	82.3
Accrued payroll	(130.0)	109.9	48.4
Other accrued liabilities	(44.9)	(69.2)	(11.0)
Net cash flows from operating activities - continuing operations	1,551.6	1,408.5	1,044.7
Net cash flows from operating activities - discontinued operations	(0.4)	3.7	7.3
Net cash flows from operating activities	1,551.2	1,412.2	1,052.0
Cash flows from investing activities:
Additions to property, plant and equipment	(602.4)	(453.7)	(335.7)
Sale of property, plant and equipment	42.5	18.0	9.7
Purchase of businesses, net of cash acquired	(39.9)	(5,018.8)	(635.2)
Purchase of intangible assets	(1.0)	(4.8)	(62.5)
Purchase of secured loan	—	—	(39.6)
Investment in equity method investee	—	(1.5)	—
Net cash flows from investing activities - continuing operations	(600.8)	(5,460.8)	(1,063.3)
Net cash flows from investing activities - discontinued operations	86.7	(5.0)	(1.0)
Net cash flows from investing activities	(514.1)	(5,465.8)	(1,064.3)
Cash flows from financing activities:
Net short-term borrowings	(43.2)	145.0	40.0
Issuance of long-term debt	—	6,217.7	—
Debt issuance costs	—	(56.6)	—
Repayment of long-term debt	(569.2)	(2,074.0)	(363.6)
Issuance of ConAgra Foods, Inc. common shares	—	269.2	—
Repurchase of ConAgra Foods, Inc. common shares	(100.0)	(245.0)	(352.4)
Cash dividends paid	(420.9)	(400.7)	(388.6)
Exercise of stock options and issuance of other stock awards	103.7	274.4	213.2
Other items	(4.5)	3.0	1.8
Net cash flows from financing activities - continuing operations	(1,034.1)	4,133.0	(849.6)
Net cash flows from financing activities - discontinued operations	—	—	—
Net cash flows from financing activities	(1,034.1)	4,133.0	(849.6)
Effect of exchange rate changes on cash and cash equivalents	(3.8)	1.5	(7.5)
Net change in cash and cash equivalents	(0.8)	80.9	(869.4)
Cash and cash equivalents at beginning of year	183.9	103.0	972.4
Cash and cash equivalents at end of year	$183.1	$183.9	$103.0
The accompanying Notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements
Fiscal Years Ended May 26, 2013, May 27, 2012, and May 29, 2011
(columnar dollars in millions, except per share amounts)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Fiscal Year — The fiscal year of ConAgra Foods, Inc. (“ConAgra Foods”, “Company”, “we”, “us”, or “our”) ends the last Sunday in May. The fiscal years for the consolidated financial statements presented consist of 52-week periods for fiscal years 2014, 2013, and 2012.
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

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 25, 2014, May 26, 2013, and May 27, 2012
(columnar dollars in millions except per share amounts)

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
Under the goodwill two-step quantitative impairment test, the evaluation of impairment involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. The first step of the test compares the carrying value of a reporting unit, including goodwill, with its fair value. We estimate the fair value using level 3 inputs as defined by the fair value hierarchy. Refer to Note 19 for the definition of the levels in the fair value hierarchy. The inputs used to calculate the fair value include a number of subjective factors, such as estimates of future cash flows, estimates of our future cost structure, discount rates for our estimated cash flows, required level of working capital, assumed terminal value, and time horizon of cash flow forecasts. If the carrying value of a reporting unit exceeds its fair value, we complete the second step of the test to determine the amount of goodwill impairment loss, if any, to be recognized. In the second step, we estimate an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill (including any unrecognized intangible assets). The impairment loss is equal to the excess of the carrying value of the goodwill over the implied fair value of that goodwill.
We implemented organizational changes during the second quarter of fiscal 2014 that resulted in new reporting segments. As a result, we reassigned goodwill to the new reporting units using a relative fair value allocation approach and performed an analysis of the potential impairment of goodwill.
In the fourth quarter of fiscal 2014, in conjunction with our annual review for impairment, we performed a qualitative analysis of goodwill for each of the reporting units in our segments. As sales and profits for Private Brands continued to be softer than we expected through fiscal 2014, we performed a quantitative analysis of goodwill of our Private Brands segment. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, industry and economic conditions. Refer to Note 8 for the details of the impairment charges in fiscal 2014.
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
In fiscal 2014, we elected to perform a quantitative impairment test for other intangible assets not subject to amortization. The estimates of fair value of intangible assets not subject to amortization are determined using a “relief from royalty” methodology, which is used in estimating the fair value of our brands/trademarks. Discount rate assumptions are based on an assessment of the risk inherent in the projected future cash flows generated by the respective intangible assets. Also subject to judgment are assumptions about royalty rates. Refer to Note 8 for the details of the impairment charges in fiscal 2014.
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

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 25, 2014, May 26, 2013, and May 27, 2012
(columnar dollars in millions except per share amounts)

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
Marketing Costs — We promote our products with advertising, consumer incentives, and trade promotions. Such programs include, but are not limited to, discounts, coupons, rebates, and volume-based incentives. Advertising costs are expensed as incurred. Consumer incentives and trade promotion activities are recorded as a reduction of revenue or as a component of cost of goods sold based on amounts estimated as being due to customers and consumers at the end of the period, based principally on historical utilization and redemption rates. Advertising and promotion expenses totaled $417.4 million, $466.3 million, and $362.3 million in fiscal 2014, 2013, and 2012, respectively, and are included in selling, general and administrative expenses.
Research and Development — We incurred expenses of $103.5 million, $93.1 million, and $86.0 million for research and development activities in fiscal 2014, 2013, and 2012, respectively.
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

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 25, 2014, May 26, 2013, and May 27, 2012
(columnar dollars in millions except per share amounts)

The following is a rollforward of the balances in accumulated other comprehensive income (loss), net of tax (except for currency translation adjustment):

	Currency Translation Adjustment, Net of Reclassification Adjustments	Net Derivative Adjustment, Net of Reclassification Adjustments	Unrealized Gain (Loss) on Available- For-Sale Securities, Net of Reclassification Adjustments	Pension and Postretirement Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at May 29, 2011	$94.6	$(8.2)	$(1.3)	$(176.3)	$(91.2)
Current-period change	(52.0)	(89.1)	(0.1)	(66.7)	(207.9)
Balance at May 27, 2012	42.6	(97.3)	(1.4)	(243.0)	(299.1)
Current-period change	2.8	32.8	0.2	67.2	103.0
Balance at May 26, 2013	45.4	(64.5)	(1.2)	(175.8)	(196.1)
Current-period change	(21.7)	65.7	0.1	17.7	61.8
Balance at May 25, 2014	$23.7	$1.2	$(1.1)	$(158.1)	$(134.3)
The following details the income tax expense (benefit) on components of other comprehensive income (loss):

	2014	2013	2012
Net derivative adjustment	$38.9	$19.3	$(52.7)
Unrealized gains (losses) on available-for-sale securities	0.1	0.1	(0.1)
Pension and postretirement healthcare liabilities	9.4	42.0	(35.4)
	$48.4	$61.4	$(88.2)
The following table summarizes the reclassifications from accumulated other comprehensive loss into income:

	Amount reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Condensed Consolidated Statement of Earnings
	2014
Net derivative adjustment:
Fair value hedges	$0.3	Interest expense, net
Cash flow hedges	(0.2)	Interest expense, net
Cash flow hedges	54.9	Selling, general and administrative expenses
	55.0	Total before tax
	(20.6)	Income tax benefit
	$34.4	Net of tax effect
Amortization of pension and postretirement healthcare liabilities:
Net prior service benefit	$(3.4)	Selling, general and administrative expenses
Net actuarial losses	6.7	Selling, general and administrative expenses
	3.3	Total before tax
	(1.2)	Income tax benefit
	$2.1	Net of tax effect
Foreign Currency Transaction Gains and Losses — We recognized net foreign currency transaction losses from continuing operations of $13.5 million, $0.1 million, and $3.9 million in fiscal 2014, 2013, and 2012, respectively, in selling, general and administrative expenses.
Business Combinations — We use the acquisition method in accounting for acquired businesses. Under the acquisition method, our financial statements reflect the operations of an acquired business starting from the completion of the acquisition. The assets

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 25, 2014, May 26, 2013, and May 27, 2012
(columnar dollars in millions except per share amounts)

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
Recently Issued Accounting Standards — In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which states that entities should present the unrecognized tax benefit as a reduction of the deferred tax asset for a net operating loss ("NOL") or similar tax loss or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the NOL or other carryforward under the tax law. No new disclosures are necessary. This ASU will be effective for the first interim reporting period in fiscal 2015.
In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Components of an Entity, which updates the definition of discontinued operations from current U.S. GAAP. Going forward only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results will be reported as discontinued operations in the financial statements. Currently, a component of an entity that is a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group is eligible for discontinued operations presentation. Additionally, the existing condition that the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction has been removed. The effective date for the revised standard is for applicable transactions that occur within annual periods beginning on or after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company intends to early adopt this standard in the first quarter of fiscal 2015. This will result in the presentation of historical results of our milling business, prior to the creation of the Ardent Mills joint venture, as discontinued operations, beginning in fiscal 2015. Such accounting treatment is precluded prior to the adoption of the new accounting standard.
In May 2014, after our fiscal year end, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company in our fiscal year 2018. Early application is not permitted. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
2. ACQUISITIONS
In September 2013, we acquired frozen dessert production assets from Harlan Bakeries for $39.9 million in cash. The purchase included machinery, operating systems, warehousing/storage, and other assets associated with making frozen fruit pies, cream pies, pastry shells, and loaf cakes. This business is included in the Consumer Foods segment.
On January 29, 2013, we acquired Ralcorp Holdings, Inc. ("Ralcorp"). The total amount of consideration paid in connection with the acquisition was approximately $4.75 billion, net of cash acquired, plus assumed liabilities. We funded the merger consideration with existing cash on hand, borrowings under a new $1.5 billion senior unsecured Term Loan Facility (the "Term Loan Facility") and net proceeds from the issuance of new senior notes and common stock. The results from our Ralcorp acquisition are reflected principally within the Private Brands segment, and to a lesser extent within Commercial Foods and Consumer Foods.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 25, 2014, May 26, 2013, and May 27, 2012
(columnar dollars in millions except per share amounts)

The following table summarizes the initial estimated fair values of the assets acquired and liabilities assumed at the acquisition date. We have adjusted amounts to reflect the disposition of Medallion Foods.

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
As a result of the Ralcorp acquisition, we recognized a total of $4.38 billion of goodwill and $2.17 billion of brands, trademarks and other intangibles, of which $17.5 million and $14.6 million, respectively, have been reclassified as assets held for sale to reflect the disposition of Medallion Foods. Amortizable brands, trademarks and other intangibles totaled $2.03 billion. Indefinite lived brands, trademarks and other intangibles totaled $134.1 million. Of the total goodwill, $397.0 million is deductible for tax purposes. The allocation of goodwill to Private Brands, Consumer Foods, and Commercial Foods was $3.52 billion, $512.0 million, and $350.6 million, respectively. See Note 8 for disclosure of subsequent impairment of related goodwill and indefinite lived brands.
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
In May 2012, we acquired Kangaroo Brands' pita chip operations for $47.9 million in cash. Approximately $20.4 million of the purchase price was allocated to goodwill and $20.8 million was allocated to brands, trademarks and other intangibles. The amount allocated to goodwill is deductible for tax purposes. This business is included in the Private Brands segment.
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
In November 2011, we acquired National Pretzel Company for $301.9 million in cash, net of cash acquired, plus assumed liabilities. National Pretzel Company is a private brand supplier and branded producer of pretzels and related products. Approximately $178.5 million of the purchase price was allocated to goodwill and $68.2 million was allocated to brands, trademarks

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 25, 2014, May 26, 2013, and May 27, 2012
(columnar dollars in millions except per share amounts)

and other intangibles. The amount allocated to goodwill is deductible for tax purposes. This business is included in the Private Brands segment.
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
The pro forma results exclude selling, general and administrative expenses for the transaction incurred by Ralcorp prior to the acquisition of $84.4 million, including items such as consultant fees, accelerated stock compensation, and other deal costs; selling, general and administrative expenses for the transaction incurred by the Company of $71.4 million, including consultant fees, financing costs, and other deal costs; and cost of goods sold totaling $16.7 million in non-recurring expense related to the fair value of inventory adjustment at the date of acquisition.
These pro forma results may not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

	For the Fiscal Years Ended May
	2013	2012
Pro forma net sales	$18,292.4	$18,254.5
Pro forma net income from continuing operations	$845.9	$607.4
Pro forma net income from continuing operations per share—basic	$2.06	$1.47
Pro forma net income from continuing operations per share—diluted	$2.03	$1.45
3. RESTRUCTURING ACTIVITIES
Supply Chain and Administrative Efficiency Plan
We continue to execute a plan for the integration of Ralcorp and related restructuring activities and during fiscal 2014, our Board of Directors approved an expansion of the scope of the plan to include steps to optimize the entire organization’s supply chain network and improve selling, general and administrative effectiveness and efficiencies, referred to as the Supply Chain and Administrative Efficiency Plan (the “SCAE Plan”). This plan was previously referred to as the Ralcorp Related Restructuring Plan. As a part of this SCAE Plan, we expect to take actions to, among other things, continue the ongoing integration and restructuring of the operations of Ralcorp, optimize manufacturing assets, optimize the Company’s dry distribution and mixing centers, and improve operational effectiveness and reduce overall costs in the Company’s administrative areas. This reporting addresses the estimated amounts or range of amounts for each major type of cost expected to be incurred, and the charges that have or will result in cash outflows. In connection with the SCAE Plan, we expect to incur approximately $325.0 million of charges, which includes $245.4 million of cash charges and $79.6 million of non-cash charges.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 25, 2014, May 26, 2013, and May 27, 2012
(columnar dollars in millions except per share amounts)

We anticipate that we will recognize the following pre-tax expenses association with the SCAE Plan (amounts include charges recognized in fiscal 2014 and 2013):

	Consumer Foods	Corporate	Commercial	Private Brands	Total
Multi-employer pension costs	$—	$11.2	$—	$—	$11.2
Other cost of goods sold	4.6	—	—	4.3	8.9
Total cost of goods sold	4.6	11.2	—	4.3	20.1
Severance and related costs	17.6	98.6	4.8	9.7	130.7
Accelerated depreciation	53.9	2.8	—	16.7	73.4
Fixed asset impairment / Loss on disposal	0.3	—	—	3.9	4.2
Other selling, general and administrative expenses	18.4	29.4	—	48.8	96.6
Total selling, general and administrative expenses	90.2	130.8	4.8	79.1	304.9
Consolidated total	$94.8	$142.0	$4.8	$83.4	$325.0
During fiscal 2014, we recognized the following pre-tax expenses for the SCAE Plan:

	Consumer Foods	Corporate	Commercial	Private Brands	Total
Other cost of goods sold	$0.8	$—	$—	$0.6	$1.4
Total cost of goods sold	0.8	—	—	0.6	1.4
Severance and related costs	12.7	25.4	4.8	8.9	51.8
Accelerated depreciation	2.4	0.6	—	15.1	18.1
Fixed asset impairment / Loss on disposal	0.3	—	—	3.9	4.2
Other selling, general and administrative expenses	—	3.2	—	5.0	8.2
Total selling, general and administrative expenses	15.4	29.2	4.8	32.9	82.3
Consolidated total	$16.2	$29.2	$4.8	$33.5	$83.7
Included in the above results are $60.5 million of charges that have resulted or will result in cash outflows and $23.2 million in non-cash charges.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 25, 2014, May 26, 2013, and May 27, 2012
(columnar dollars in millions except per share amounts)

We recognized the following cumulative (plan inception to May 25, 2014) pre-tax expenses related to the SCAE Plan in our Consolidated Statement of Earnings:

	Consumer Foods	Corporate	Commercial	Private Brands	Total
Multi-employer pension costs	$—	$11.2	$—	$—	$11.2
Other cost of goods sold	0.8	—	—	0.6	1.4
Total cost of goods sold	0.8	11.2	—	0.6	12.6
Severance and related costs	12.7	42.6	4.8	8.9	69.0
Accelerated depreciation	2.4	0.6	—	15.1	18.1
Fixed asset impairment / Loss on disposal	0.3	—	—	3.9	4.2
Other selling, general and administrative expenses	—	3.2	—	5.0	8.2
Total selling, general and administrative expenses	15.4	46.4	4.8	32.9	99.5
Consolidated total	$16.2	$57.6	$4.8	$33.5	$112.1
Liabilities recorded for the SCAE Plan and changes therein for fiscal 2014 were as follows:

	Balance at May 26, 2013	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Changes in Estimates	Balance at May 25, 2014
Multi-employer pension costs	$11.2	$—	$—	$—	$11.2
Severance and related costs	17.2	51.8	(22.1)	—	46.9
Other costs	—	8.7	(2.7)	—	6.0
Total	$28.4	$60.5	$(24.8)	$—	$64.1
Acquisition-related Restructuring Costs
During fiscal 2012, we started incurring costs in connection with actions taken to attain synergies when integrating businesses acquired prior to the third quarter of fiscal 2013. These costs, collectively referred to as "acquisition-related restructuring costs", include severance and other costs associated with consolidating facilities and administrative functions. In connection with the acquisition-related restructuring costs, we expect to incur charges of $23.8 million, $15.9 million of which are charges that have resulted or will result in cash outflows and $7.9 million of which are non-cash charges. At the end of fiscal 2014, the acquisition-related restructuring costs were substantially complete.
During fiscal 2014, we recognized the following pre-tax expenses for acquisition-related restructuring costs, primarily representing impairment of equipment, all within our Consumer Foods segment:

Total
Asset impairment	$3.8
Other, net	5.6
Total selling, general and administrative expenses	9.4
Consolidated total	$9.4

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 25, 2014, May 26, 2013, and May 27, 2012
(columnar dollars in millions except per share amounts)

We recognized the following cumulative (plan inception to May 25, 2014) pre-tax acquisition-related exit costs in our Consolidated Statement of Earnings:

	Consumer Foods	Corporate	Total
Severance and related costs	$9.0	$—	$9.0
Asset impairment	5.4	2.5	7.9
Other, net	6.5	—	6.5
Total selling, general and administrative expenses	20.9	2.5	23.4
Consolidated total	$20.9	$2.5	$23.4
Included in the above results are $15.5 million of charges that have resulted in cash outflows and $7.9 million of non-cash charges.
Administrative Efficiency Restructuring Plan
In August 2011, we made a decision to reorganize our Consumer Foods sales function and certain other administrative functions within our Commercial Foods and Corporate reporting segments. These actions, collectively referred to as the "Administrative Efficiency Plan", were intended to improve the efficiency and effectiveness of the affected sales and administrative functions. In connection with the Administrative Efficiency Plan, we have incurred pre-tax cash and non-cash charges of $18.7 million, primarily for severance and costs of employee relocation. At the end of fiscal 2013, the Administrative Efficiency Plan was substantially complete.
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
Included in the above results are $16.8 million of charges that have resulted in cash outflows and $1.9 million of non-cash charges.
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

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 25, 2014, May 26, 2013, and May 27, 2012
(columnar dollars in millions except per share amounts)

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
Included in the above results are $17.9 million of charges that have resulted in cash outflows and $58.8 million of non-cash charges.
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
In connection with the 2010 plan, we incurred pre-tax cash and non-cash charges of $67.3 million cumulatively since inception, of which $2.6 million was recognized in fiscal 2012. By the end of fiscal 2012, the 2010 plan was complete.
Ralcorp Pre-acquisition Restructuring Plans
At the time of its acquisition, Ralcorp had certain initiatives underway designed to optimize its manufacturing and distribution networks. We refer to these actions and the related costs as "Ralcorp Pre-acquisition Restructuring Plans". These plans consisted of projects that involved, among other things, the exit of certain manufacturing facilities. In connection with the Ralcorp Pre-acquisition Restructuring Plans, we have incurred $3.7 million of charges that resulted in cash outflows of $1.9 million and non-cash charges of $1.8 million. In fiscal 2014, we recognized charges of $2.4 million. In fiscal 2013, we recognized charges of $1.3 million. At the end of fiscal 2014, the Pre-acquisition Restructuring Plans costs was substantially complete.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 25, 2014, May 26, 2013, and May 27, 2012
(columnar dollars in millions except per share amounts)

4. SENIOR LONG-TERM DEBT

	May 25, 2014	May 26, 2013
4.65% senior debt due January 2043	$937.0	$1,000.0
6.625% senior debt due August 2039 (including Ralcorp senior notes)	450.0	450.0
8.25% senior debt due September 2030	300.0	300.0
7.0% senior debt due October 2028	382.2	382.2
6.7% senior debt due August 2027	9.2	9.2
7.125% senior debt due October 2026	372.4	372.4
3.2% senior debt due January 2023	1,225.0	1,225.0
3.25% senior debt due September 2022	250.0	250.0
9.75% subordinated debt due March 2021	195.9	195.9
4.95% senior debt due August 2020 (including Ralcorp senior notes)	300.0	300.0
7.0% senior debt due April 2019	500.0	500.0
1.9% senior debt due January 2018	1,000.0	1,000.0
LIBOR plus 1.75% term loans due January 2018	900.0	900.0
2.1% senior debt due March 2018	250.0	250.0
5.819% senior debt due June 2017	500.0	500.0
1.3% senior debt due January 2016	750.0	750.0
1.35% senior debt due September 2015	250.0	250.0
5.875% senior debt due April 2014	—	500.0
2.00% to 9.59% lease financing obligations due on various dates through 2029	79.0	77.4
Other indebtedness	86.4	80.1
Total face value of debt	8,737.1	9,292.2
Unamortized fair value adjustment of senior debt in connection with Ralcorp	154.5	161.6
Unamortized discounts/premiums	(46.5)	(57.5)
Adjustment due to hedging activity	6.7	8.5
Less current installments	(84.2)	(517.9)
Total long-term debt	$8,767.6	$8,886.9
The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years following May 25, 2014, are as follows:

2015	$85.1
2016	1,008.8
2017	17.7
2018	2,655.8
2019	504.4
During the fourth quarter of fiscal 2014, we repaid the entire principal balance of $500.0 million of our 5.875% senior notes, which were due April 15, 2014.
During fiscal 2013, we issued senior unsecured notes in an aggregate principal amount of $750.0 million. These notes were issued in three tranches of $250.0 million each: 1.35% senior notes due September 10, 2015; 2.10% senior notes due March 15, 2018; and 3.25% senior notes due September 15, 2022.
During fiscal 2013, in order to finance a portion of our acquisition of Ralcorp, we (i) issued senior unsecured notes in an aggregate principal amount of $3.975 billion, (ii) issued senior unsecured notes in an aggregate principal amount of $716.0 million in exchange for senior notes issued by Ralcorp, (iii) assumed senior notes issued by Ralcorp in an aggregate principal amount of $460.7 million, which were prepaid in fiscal 2013, and (iv) borrowed $1.5 billion under our new Term Loan Facility.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 25, 2014, May 26, 2013, and May 27, 2012
(columnar dollars in millions except per share amounts)

Our senior unsecured notes in an aggregate principal amount of $3.975 billion were issued in four tranches: 1.3% senior notes due January 25, 2016 in an aggregate principal amount of $750.0 million; 1.9% senior notes due January 25, 2018 in an aggregate principal amount of $1.0 billion; 3.2% senior notes due January 25, 2023 in an aggregate principal amount of $1.225 billion; and 4.65% senior notes due January 25, 2043 in an aggregate principal amount of $1.0 billion. During fiscal 2014, we repaid $63.0 million of 4.65% senior notes due in 2043 prior to maturity, resulting in a net gain of $3.7 million.
Our senior unsecured notes in an aggregate principal amount of $716.0 million were issued in exchange for senior notes issued by Ralcorp pursuant to our offer to exchange (i) any and all 4.95% senior notes due August 15, 2020 issued by Ralcorp for up to an aggregate principal amount of $300.0 million of new 4.95% senior notes due August 15, 2020 issued by ConAgra Foods and cash and (ii) any and all 6.625% senior notes due August 15, 2039 issued by Ralcorp for up to an aggregate principal amount of $450.0 million of new 6.625% senior notes due August 15, 2039 issued by ConAgra Foods and cash. Our senior unsecured notes in an aggregate principal amount of $716.0 million consist of the following:

4.95% senior notes due August 2020 (2.92% effective interest rate)	$282.7
6.625% senior notes due August 2039 (4.86% effective interest rate)	433.3
Senior notes issued by Ralcorp in an aggregate principal amount of $33.9 million were not exchanged and remain outstanding, consisting of 4.95% senior notes issued by Ralcorp due August 15, 2020 in an aggregate principal amount of $17.2 million (with an effective interest rate of 2.83%) and 6.625% senior notes issued by Ralcorp due August 15, 2039 in an aggregate principal amount of $16.7 million (with an effective interest rate of 4.82%) (collectively, the "Ralcorp Notes"). The Ralcorp Notes are included in our Consolidated Balance Sheets at May 25, 2014.
During fiscal 2013, we offered to purchase for cash any and all 7.29% senior notes due August 15, 2018 issued by Ralcorp, floating rate senior notes due August 15, 2018 issued by Ralcorp, and 7.39% senior notes due August 15, 2020 issued by Ralcorp, in a total aggregate principal amount of $664.5 million. Pursuant to this offer, we purchased senior notes issued by Ralcorp in a total aggregate principal amount of $631.5 million. Ralcorp's 7.29% senior notes due August 15, 2018 in an aggregate principal amount of $33.0 million were not tendered for purchase and remained outstanding (the "Ralcorp Discharged Notes"). During fiscal 2013, we paid $44.8 million, consisting of principal, interest, and contractual amounts payable to satisfy and discharge the Ralcorp Discharged Notes, which were satisfied and discharged by the trustee during fiscal 2013. We recognized a charge of $1.3 million as a cost of early retirement of debt.
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
During fiscal 2013, we borrowed $1.5 billion under our unsecured Term Loan Facility with a syndicate of banks. We are required to repay borrowings under the Term Loan Facility during the term of the facility in equal quarterly installments of 2.5% per quarter commencing on June 1, 2013, with the remainder of the borrowings to be paid on the maturity date of the facility, unless prepaid prior to such date in accordance with the terms of the Term Loan Facility. During fiscal 2013, we prepaid $600.0 million of the $1.5 billion borrowings and recognized a charge of $6.2 million as a cost of early retirement of debt. The Term Loan Facility matures on January 29, 2018. We elected to base the interest rate of the borrowings on LIBOR plus 1.75%. As of May 25, 2014, the total interest rate on our borrowings was 1.902%. Certain of our wholly-owned domestic subsidiaries may, under certain circumstances, be required to guarantee our obligations under the Term Loan Facility.
In connection with the aforementioned financing for the Ralcorp acquisition, we capitalized $52.1 million of debt issuance costs and recognized expense of $27.3 million in related fees during fiscal 2013.
During fiscal 2012, we repaid the entire principal balance of $342.7 million of our 6.75% senior notes, which were due September 15, 2011.
Our most restrictive debt agreements (the revolving credit facility and our Term Loan Facility) require that our consolidated funded debt not exceed 70% of our consolidated capital base, and that our fixed charges coverage ratio be greater than 1.75 to 1.0 on a four-quarter rolling basis. At May 25, 2014, we were in compliance with our debt covenants.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 25, 2014, May 26, 2013, and May 27, 2012
(columnar dollars in millions except per share amounts)

Net interest expense consists of:

	2014	2013	2012
Long-term debt	$393.8	$284.0	$213.2
Short-term debt	1.5	0.7	0.3
Interest income	(2.5)	(3.0)	(4.0)
Interest capitalized	(13.8)	(6.1)	(5.5)
	$379.0	$275.6	$204.0
Interest paid from continuing operations was $395.7 million, $215.6 million, and $211.9 million in fiscal 2014, 2013, and 2012, respectively.
Our net interest expense in fiscal 2014, 2013, and 2012 was reduced by $8.6 million, $9.2 million, and $9.9 million, respectively, due to the impact of the interest rate swap contracts entered into in fiscal 2010. The interest rate swaps effectively changed our interest rates on the senior long-term debt instruments maturing in fiscal 2012 and 2014 from fixed to variable. During fiscal 2011, we terminated the interest rate swap contracts and received proceeds of $31.5 million. The cumulative adjustment to the fair value of the debt instruments that were hedged (the effective portion of the hedge) was amortized as a reduction of interest expense over the lives of the debt instruments (through fiscal 2014).
During fiscal 2014, we entered into interest rate swap contracts to hedge the fair value of certain of our senior long-term debt instruments maturing in fiscal 2019 and 2020, effectively converting interest on this debt from fixed rate to floating rate. These swaps, which are designated as fair value hedges, reduced our interest expense by $4.1 million in fiscal 2014.
As a result of our acquisition of Ralcorp, the senior unsecured notes issued in exchange for senior notes issued by Ralcorp of $716.0 million and the senior notes issued by Ralcorp that remain outstanding of $33.9 million were recorded at fair value. The combined fair value adjustment on these notes was $163.8 million and is being amortized within interest expense over the life of the respective notes. Our net interest expense in fiscal 2014 and 2013 was reduced by $7.1 million and $2.2 million, respectively, as a result of this amortization.
Subsequent to our fiscal year end, in June 2014, we repaid $350.0 million of the principal amount outstanding under the term loan facility with a portion of the proceeds received in connection with the formation of Ardent Mills. We paid the remaining outstanding principal balance of $550.0 million under the term loan facility in July 2014, and terminated the facility, with a portion of the proceeds from the formation of Ardent Mills and approximately $330 million of borrowings under our commercial paper program.
5. CREDIT FACILITIES AND BORROWINGS
At May 25, 2014, we had a $1.50 billion multi-year revolving credit facility with a syndicate of financial institutions that matures in September 2018. The multi-year facility has historically been used principally as a back-up facility for our commercial paper program. As of May 25, 2014, there were no outstanding borrowings under the credit facility. Borrowings under the multi-year facility, based on our fiscal year-end credit rating, bear interest at 1.3% over LIBOR and may be prepaid without penalty. The multi-year revolving credit facility requires us to repay borrowings if our consolidated funded debt exceeds 70% of our consolidated capital base during the first four quarters commencing on January 29, 2014, then 65% thereafter, or if our fixed charges coverage ratio is less than 1.75 to 1.0 on a four-quarter rolling basis. As of May 25, 2014, we were in compliance with the credit agreement’s financial covenants.
We finance our short-term liquidity needs with bank borrowings, commercial paper borrowings, and bankers’ acceptances. As of May 25, 2014, we had $137.0 million outstanding under our commercial paper program at an average weighted interest rate of 0.40%. As of May 26, 2013, we had $185.0 million outstanding under our commercial paper program at an average weighted interest rate of 0.42%.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 25, 2014, May 26, 2013, and May 27, 2012
(columnar dollars in millions except per share amounts)

6. DISCONTINUED OPERATIONS
Medallion Foods
In the fourth quarter of fiscal 2014, we completed the sale of a small snack business, Medallion Foods, for $32.0 million in cash. The business results were previously reflected in the Private Brands segment. We reflected the results of these operations as discontinued operations for all periods presented. The assets and liabilities of the discontinued business have been reclassified as assets and liabilities held for sale within our Consolidated Balance Sheets for all periods presented prior to divestiture. We recognized a pre-tax loss of $5.8 million ($3.5 million after-tax) on the sale of this business in the fourth quarter of fiscal 2014. In the third quarter of fiscal 2014, we recognized an impairment charge related to allocated amounts of goodwill and intangible assets, totaling $25.4 million ($15.2 million after-tax), in anticipation of this divestiture.
Lightlife® Operations
In the second quarter of fiscal 2014, we completed the sale of the assets of the Lightlife® business for $54.7 million in cash. This business produced and sold vegetarian-based burgers, hot dogs, and other meatless frozen and refrigerated items. The results of this business were previously reflected in the Consumer Foods segment. We reflected the results of these operations as discontinued operations for all periods presented. We recognized a pre-tax gain of $32.1 million ($19.8 million after-tax) on the sale of this business in fiscal 2014. The assets of the discontinued Lightlife business have been reclassified as assets held for sale within our Consolidated Balance Sheets for all periods presented prior to divestiture.
The results of the aforementioned businesses which have been divested are included within discontinued operations. The summary comparative financial results of discontinued operations were as follows:

	2014	2013	2012
Net sales	$70.3	$57.6	$37.4
Long-lived asset impairment charge	(25.4)	—	—
Income (loss) from operations of discontinued operations before income taxes	7.8	(1.2)	10.6
Net gain on sale of businesses	26.3	—	—
Income (loss) before income taxes	8.7	(1.2)	10.6
Income tax expense (benefit)	4.6	(0.5)	4.1
Income (loss) from discontinued operations, net of tax	$4.1	$(0.7)	$6.5
Formation of Ardent Mills
On May 25, 2014, we sold three flour milling facilities located in Oakland, California, Saginaw, Texas, and New Prague, Minnesota, to Miller Milling Company LLC for a total cash consideration of $162.4 million. This amount is included within the receivable on sale of flour milling assets line of our Consolidated Balance Sheet. We recognized a pre-tax gain of $90.3 million ($55.7 million after-tax) during the fourth quarter of fiscal 2014. The related assets have been reclassified as assets held for sale within our Consolidated Balance Sheets for all periods presented prior to divestiture. These mills were divested pursuant to an agreement with the U.S. Department of Justice related to the previously announced formation of the Ardent Mills flour milling joint venture, which was completed subsequent to the end of fiscal 2014. On May 29, 2014, subsequent to the end of fiscal 2014, the Company, Cargill, Incorporated ("Cargill"), and CHS Inc. ("CHS") (collectively, the “Owners”), completed the formation of Ardent Mills. In connection with the closing of the Ardent Mills joint venture, the Company received total cash consideration of $565.3 million before closing costs and working capital adjustments (of which $162.4 million was recognized in fiscal 2014 for the sale of the three mills), and a 44% interest in the Ardent Mills joint venture. We expect to recognize a pre-tax gain of approximately $625 million in the first quarter of fiscal 2015 in connection with the formation of the Ardent Mills joint venture.
The Company has allocated the net cash proceeds primarily towards debt reduction.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 25, 2014, May 26, 2013, and May 27, 2012
(columnar dollars in millions except per share amounts)

Other Assets Held for Sale
During the third quarter of fiscal 2014, we began actively marketing for sale an onion processing facility and farmland previously acquired from an onion products supplier. These assets are held within our Commercial Foods segment. During the fourth quarter of fiscal 2014, we sold the farmland for proceeds of $15.1 million. We recognized a pre-tax gain of $5.1 million ($3.2 million after-tax) on the sale of this land in the fourth quarter of fiscal 2014. The processing facility assets have been reclassified as assets held for sale within our Consolidated Balance Sheets for all periods presented. The assets related to the farmland have been reclassified as assets held for sale within our Consolidated Balance Sheets for all periods presented prior to sale.
The assets and liabilities classified as held for sale reflected in our Consolidated Balance Sheets were as follows:

	May 25, 2014	May 26, 2013
Receivables, less allowance for doubtful accounts	$—	$6.8
Inventories	—	53.3
Prepaids and other current assets	—	4.7
Current assets held for sale	$—	$64.8
Property, plant and equipment, net	$10.9	$101.7
Goodwill	—	24.0
Brands, trademarks and other intangibles, net	—	18.4
Noncurrent assets held for sale	$10.9	$144.1
Accounts payable	$—	$3.4
Accrued payroll	—	0.1
Other accrued liabilities	—	1.3
Current liabilities held for sale	$—	$4.8
Other noncurrent liabilities	$—	$0.1
Noncurrent liabilities held for sale	$—	$0.1
7. VARIABLE INTEREST ENTITIES
Variable Interest Entities Consolidated
We own a 49.99% interest in Lamb Weston BSW, LLC ("Lamb Weston BSW"), a potato processing venture with Ochoa Ag Unlimited Foods, Inc. ("Ochoa"). We provide all sales and marketing services to Lamb Weston BSW. Under certain circumstances, we could be required to compensate Ochoa for lost profits resulting from significant production shortfalls ("production shortfalls"). Commencing on June 1, 2018, or on an earlier date under certain circumstances, we have a contractual right to purchase the remaining equity interest in Lamb Weston BSW from Ochoa (the "call option"). We are currently subject to a contractual obligation to purchase all of Ochoa's equity investment in Lamb Weston BSW at the option of Ochoa (the "put option"). The purchase prices under the call option and the put option (the "options") are based on the book value of Ochoa's equity interest at the date of exercise, as modified by an agreed-upon rate of return for the holding period of the investment balance. The agreed-upon rate of return varies depending on the circumstances under which any of the options are exercised. As of May 25, 2014, the price at which Ochoa had the right to put its equity interest to us was $41.9 million. This amount is presented within other noncurrent liabilities in our Consolidated Balance Sheets. We have determined that Lamb Weston BSW is a variable interest entity and that we are the primary beneficiary of the entity. Accordingly, we consolidate the financial statements of Lamb Weston BSW.
We hold a promissory note from Lamb Weston BSW, the balance of which was $36.1 million at May 25, 2014. The promissory note is due in December 2015. The promissory note is currently accruing interest at a rate of LIBOR plus 200 basis points with a floor of 3.25%. In addition, as of May 25, 2014, we provided lines of credit of up to $15.0 million to Lamb Weston BSW. Borrowings under the lines of credit bear interest at a rate of LIBOR plus 200 basis points with a floor of 3.25%. The amounts owed by Lamb Weston BSW to the Company are not reflected in our Consolidated Balance Sheets, as they are eliminated in consolidation.
Our variable interests in Lamb Weston BSW include an equity investment in the venture, the options, the promissory note, certain fees paid to us by Lamb Weston BSW for sales and marketing services, the contingent obligation related to production shortfalls, and the lines of credit advanced to Lamb Weston BSW. Our maximum exposure to loss as a result of our involvement

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 25, 2014, May 26, 2013, and May 27, 2012
(columnar dollars in millions except per share amounts)

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
Due to the consolidation of these variable interest entities, we reflected the following in our Consolidated Balance Sheets:

	May 25, 2014	May 26, 2013
Cash and cash equivalents	$17.7	$8.9
Receivables, less allowance for doubtful accounts	19.1	16.4
Inventories	1.4	1.4
Prepaid expenses and other current assets	0.3	0.4
Property, plant and equipment, net	51.8	54.8
Goodwill	18.8	18.8
Brands, trademarks and other intangibles, net	6.7	7.5
Total assets	$115.8	$108.2
Accounts payable	$11.7	$8.9
Accrued payroll	0.5	0.6
Other accrued liabilities	0.6	0.7
Other noncurrent liabilities (minority interest)	33.3	30.7
Total liabilities	$46.1	$40.9
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
We hold a 50% interest in Lamb Weston RDO, a potato processing venture. We provide all sales and marketing services to Lamb Weston RDO. We receive a fee for these services based on a percentage of the net sales of the venture. We reflect the value of our ownership interest in this venture in other assets in our Consolidated Balance Sheets, based upon the equity method of accounting. The balance of our investment was $12.6 million and $15.2 million at May 25, 2014 and May 26, 2013, respectively, representing our maximum exposure to loss as a result of our involvement with this venture. The capital structure of Lamb Weston RDO includes owners' equity of $25.4 million and term borrowings from banks of $42.8 million as of May 25, 2014. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this venture.
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

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 25, 2014, May 26, 2013, and May 27, 2012
(columnar dollars in millions except per share amounts)

8. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
The change in the carrying amount of goodwill for fiscal 2014 and 2013 was as follows:

	Consumer Foods	Commercial Foods	Private Brands	Total
Balance as of May 27, 2012	$3,162.1	$525.0	$321.7	$4,008.8
Acquisitions	612.2	347.8	3,473.2	4,433.2
Currency translation and purchase accounting adjustments	(13.8)	0.2	(1.7)	(15.3)
Balance as of May 26, 2013	$3,760.5	$873.0	$3,793.2	$8,426.7
Impairment	—	—	(602.2)	(602.2)
Currency translation and purchase accounting adjustments	(12.0)	0.4	23.6	12.0
Balance as of May 25, 2014	$3,748.5	$873.4	$3,214.6	$7,836.5
Other identifiable intangible assets were as follows:

	2014		2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$1,059.5	$—	$1,139.7	$—
Amortizing intangible assets	2,377.1	230.8	2,385.9	122.0
	$3,436.6	$230.8	$3,525.6	$122.0
We implemented organizational changes during the second quarter of fiscal 2014 that resulted in new reporting segments. As a result, we reassigned goodwill to the new reporting units using a relative fair value allocation approach and performed a goodwill impairment analysis, which did not identify any potential impairments.
In the fourth quarter of fiscal 2014, in conjunction with our annual review for impairment, we performed a qualitative analysis of goodwill for each of the reporting units in our segments. Because sales and profits for Private Brands continued to fall below our expectations throughout fiscal 2014 and following preparation of plans for the business for fiscal 2015, we performed a quantitative analysis of goodwill of our Private Brands segment. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans and future industry and economic conditions. We estimated the future cash flows of each reporting unit within the Private Brands segment and calculated the net present value of those estimated cash flows using a risk adjusted discount rate, in order to estimate the fair value of each reporting unit from the perspective of a market participant. We used discount rates and terminal growth rates of approximately 8.3% and 3%, respectively, to calculate the present value of estimated future cash flows. We then compared the estimated fair value of each reporting unit to the respective historical carrying value (including allocated assets and liabilities of certain shared and Corporate functions), and determined that the fair value of the reporting unit was less than the carrying value for five of our reporting units within the Private Brands segment. With the assistance of a third-party valuation specialist, we estimated the fair value of the assets and liabilities of each of these reporting units, in order to determine the implied fair value of goodwill of each reporting unit. We recognized impairment charges for the difference between the implied fair value of goodwill and the historical carrying value of goodwill within each reporting unit. Accordingly, during the fourth quarter of fiscal 2014, we recorded a $602.2 million charge for the impairment of goodwill. The following reporting units within Private Brands were impacted: $66.4 million in Bars and Coordinated, $154.6 million in Cereal, $94.2 million in Pasta, $231.6 million in Snacks, and $55.4 million in Retail Bakery.
In the case of three of our reporting units within the Private Brands segment; Pasta, Snacks, and Retail Bakery, the estimated fair value of certain amortizing intangible assets (customer relationships) used in step two of our impairment analysis was substantially less than the carrying value of those assets and, as a result, the carrying value of the Pasta, Snacks, and Retail Bakery reporting units exceeded the estimated fair values of those reporting units, even after the previously described goodwill impairment charges were recorded. The carrying value of the Private Brands amortizing intangible assets are expected to be recovered over their remaining lives (on an undiscounted basis) and, accordingly, no impairments were required to be recognized.
Following the impairment charges recorded in fiscal 2014, the carrying value of goodwill in our Private Brands reporting units included $328.7 million for Bars and Coordinated, $464.4 million for Cereal, $752.1 million for Pasta, $816.2 million for Snacks, $717.1 million for Retail Bakery, and $136.1 million for Condiments. If the future performance of one or more of the

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 25, 2014, May 26, 2013, and May 27, 2012
(columnar dollars in millions except per share amounts)

reporting units within the Private Brands segment falls short of our expectations or if there are significant changes in risk-adjusted discount rates due to changes in market conditions, we could be required to recognize additional, material impairment charges in future periods.
In fiscal 2014, we also elected to perform a quantitative impairment test for non-amortizing intangible assets, which are comprised of brands and trademarks. We recognized impairment charges of $72.5 million in our Consumer Foods segment, primarily for our Chef Boyardee® brand and a $3.2 million impairment charge in our Private Brands segment for two small brands. We also recognized a $3.2 million impairment charge for an amortizable technology license in Corporate expenses in fiscal 2014.
In the fourth quarter of fiscal 2014, we completed the sale of Medallion Foods within the Private Brands segment. Related allocated goodwill and amortizing intangible assets of $17.5 million and $14.4 million , respectively, were reclassified to noncurrent assets held for sale. During fiscal 2014, we recognized impairments of $17.5 million and $7.9 million, of the allocated goodwill and amortizing intangible assets, respectively, which are reflected in discontinued operations.
Amortizing intangible assets, carrying a weighted average life of approximately 23 years, are principally composed of customer relationships, licensing arrangements, and intellectual property. For fiscal 2014, 2013, and 2012, we recognized amortization expense of $111.4 million, $55.7 million, and $20.8 million, respectively. Based on amortizing assets recognized in our Consolidated Balance Sheet as of May 25, 2014, amortization expense is estimated to average $108.5 million for each of the next five years, with a high expense of $109.2 million in fiscal year 2015 and decreasing to a low expense of $107.0 million in fiscal year 2019.
9. EARNINGS PER SHARE
Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock unit awards, and other dilutive securities.
The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	2014	2013	2012
Net income available to ConAgra Foods, Inc. common stockholders:
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$299.0	$774.6	$461.4
Income (loss) from discontinued operations, net of tax, attributable to ConAgra Foods, Inc. common stockholders	4.1	(0.7)	6.5
Net income attributable to ConAgra Foods, Inc. common stockholders	$303.1	$773.9	$467.9
Less: Increase in redemption value of noncontrolling interests in excess of earnings allocated	1.7	1.6	1.5
Net income available to ConAgra Foods, Inc. common stockholders	$301.4	$772.3	$466.4
Weighted average shares outstanding:
Basic weighted average shares outstanding	421.3	410.8	412.9
Add: Dilutive effect of stock options, restricted stock unit awards, and other dilutive securities	6.2	6.8	5.4
Diluted weighted average shares outstanding	427.5	417.6	418.3
At the end of fiscal 2014 and 2012, there were 3.1 million and 11.3 million stock options outstanding, respectively, that were excluded from the computation of shares contingently issuable upon exercise of the stock options because exercise prices exceeded the average market value of our common stock during the period. At the end of fiscal 2013, there were no stock options outstanding that were excluded from the computation of shares contingently issuable upon exercise of the stock options.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 25, 2014, May 26, 2013, and May 27, 2012
(columnar dollars in millions except per share amounts)

10. INVENTORIES
The major classes of inventories were as follows:

	May 25, 2014	May 26, 2013
Raw materials and packaging	$670.8	$694.0
Work in process	118.6	118.1
Finished goods	1,364.1	1,394.6
Supplies and other	139.1	134.2
Total	$2,292.6	$2,340.9
11. OTHER NONCURRENT LIABILITIES
Other noncurrent liabilities consisted of:

	May 25, 2014	May 26, 2013
Postretirement health care and pension obligations	$735.0	$783.5
Noncurrent income tax liabilities	1,510.1	1,632.3
Self-insurance liabilities	107.6	105.1
Environmental liabilities (see Note 16)	63.0	65.8
Other	258.2	237.6
	2,673.9	2,824.3
Less current portion	(72.7)	(70.3)
	$2,601.2	$2,754.0
12. CAPITAL STOCK
We have authorized shares of preferred stock as follows:
Class B—$50 par value; 150,000 shares
Class C—$100 par value; 250,000 shares
Class D—without par value; 1,100,000 shares
Class E—without par value; 16,550,000 shares
There were no preferred shares issued or outstanding as of May 25, 2014.
We have repurchased our shares of common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board of Directors. In December 2011, our Board of Directors approved a $750.0 million increase to the share repurchase program. We repurchased approximately 2.9 million shares of our common stock for approximately $100.0 million, 9.1 million shares of our common stock for approximately $245.0 million, and approximately 13.8 million shares of our common stock for approximately $352.4 million in fiscal 2014, 2013, and 2012, respectively, under this program.
13. SHARE-BASED PAYMENTS
In accordance with stockholder-approved plans, we issue share-based payments under various stock-based compensation arrangements, including stock options, restricted stock units, cash-settled restricted stock units, performance shares, and other share-based awards. In accordance with stockholder-approved plans, we issue share-based payments under various stock-based compensation arrangements, including stock options, restricted stock units, cash-settled restricted stock units, performance shares, and other share-based awards. The shares to be delivered under the plan may consist, in whole or part, of treasury stock or authorized but unissued stock, not reserved for any other purpose.
On September 25, 2009, the stockholders approved the ConAgra Foods 2009 Stock Plan, which authorized the issuance of up to 29.5 million shares of ConAgra Foods common stock. At May 25, 2014, approximately 12.2 million shares were reserved

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 25, 2014, May 26, 2013, and May 27, 2012
(columnar dollars in millions except per share amounts)

for granting additional options, restricted stock units, cash-settled restricted stock units, performance shares, or other share-based awards.
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
The fair value of each option is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted:

	2014	2013	2012
Expected volatility (%)	21.13	22.95	22.89
Dividend yield (%)	3.24	3.77	3.97
Risk-free interest rates (%)	1.37	0.57	1.38
Expected life of stock option (years)	4.91	4.80	4.75
The expected volatility is based on the historical market volatility of our stock over the expected life of the stock options granted. The expected life represents the period of time that the awards are expected to be outstanding and is based on the contractual term of each instrument, taking into account employees’ historical exercise and termination behavior.
A summary of the option activity as of May 25, 2014 and changes during the fiscal year then ended is presented below:

Options	Number of Options (in Millions)	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at May 26, 2013	19.9	$23.73
Granted	3.6	$36.87
Exercised	(4.4)	$23.97		$46.9
Forfeited	(0.5)	$26.88
Expired	—	$—
Outstanding at May 25, 2014	18.6	$26.15	4.79	$120.4
Exercisable at May 25, 2014	12.1	$23.23	2.99	$101.0
We recognize compensation expense using the straight-line method over the requisite service period. During fiscal 2014, 2013, and 2012, the Company granted 3.6 million options, 3.9 million options, and 4.1 million options, respectively, with a weighted average grant date value of $4.71, $2.93, and $3.26, respectively. The total intrinsic value of options exercised was $46.9 million, $77.2 million, and $41.5 million for fiscal 2014, 2013, and 2012, respectively. The closing market price of our common stock on the last trading day of fiscal 2014 was $31.61 per share.
Compensation expense for stock option awards totaled $12.6 million, $12.8 million, and $15.4 million for fiscal 2014, 2013, and 2012, respectively. The tax benefit related to the stock option expense for fiscal 2014, 2013, and 2012 was $4.7 million, $4.8 million, and $5.7 million, respectively.
At May 25, 2014, we had $11.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over a weighted average period of 1.3 years.
Cash received from option exercises for the fiscal years ended May 25, 2014, May 26, 2013, and May 27, 2012 was $104.6 million, $259.8 million, and $217.8 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $17.4 million, $28.7 million, and $15.4 million for fiscal 2014, 2013, and 2012, respectively.
Share Unit Plans
In accordance with stockholder-approved plans, we issue stock under various stock-based compensation arrangements, including restricted stock units, cash-settled restricted stock units, and other share-based awards (“share units”). These awards

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 25, 2014, May 26, 2013, and May 27, 2012
(columnar dollars in millions except per share amounts)

generally have requisite service periods of three years. Under each arrangement, stock is issued without direct cost to the employee. We estimate the fair value of the share units based upon the market price of our stock at the date of grant. Certain share unit grants do not provide for the payment of dividend equivalents to the participant during the requisite service period (vesting period). For those grants, the value of the grants is reduced by the net present value of the foregone dividend equivalent payments. We recognize compensation expense for share unit awards on a straight-line basis over the requisite service period. All cash-settled restricted stock units are marked-to-market and presented within other noncurrent liabilities in our Consolidated Balance Sheets. The compensation expense for our stock-settled share unit awards totaled $26.1 million, $26.7 million, and $25.5 million for fiscal 2014, 2013, and 2012, respectively. The tax benefit related to the stock-settled share unit award compensation expense for fiscal 2014, 2013, and 2012 was $9.8 million, $9.9 million, and $9.5 million, respectively. The compensation expense for our cash-settled share unit awards totaled $12.4 million and $8.0 million for fiscal 2014 and 2013, respectively. The tax benefit related to the cash-settled share unit award compensation expense for fiscal 2014 and 2013 was $4.6 million and $3.0 million, respectively.
The following table summarizes the nonvested share units as of May 25, 2014 and changes during the fiscal year then ended:

	Stock-settled		Cash-settled
Share Units	Share Units (in millions)	Weighted Average Grant-Date Fair Value	Share Units (in millions)	Weighted Average Grant-Date Fair Value
Nonvested share units at May 26, 2013	3.65	$25.30	0.89	$24.74
Granted	0.87	$36.22	0.81	$36.89
Vested/Issued	(1.28)	$24.23	(0.01)	$24.74
Forfeited	(0.21)	$28.27	(0.11)	$29.84
Nonvested share units at May 25, 2014	3.03	$28.71	1.58	$30.60
During fiscal 2014, 2013, and 2012, we granted 0.9 million, 1.0 million, and 1.8 million stock-settled share units, respectively, with a weighted average grant date value of $36.22, $25.59, and $26.11, respectively. During fiscal 2014 and 2013 we granted 0.8 million and 0.9 million cash-settled share units, respectively, with a weighted average grant date value of $36.89 and $24.74, respectively.
The total intrinsic value of stock-settled share units vested was $46.4 million, $24.3 million, and $23.2 million during fiscal 2014, 2013, and 2012, respectively.
At May 25, 2014, we had $43.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to share unit awards that will be recognized over a weighted average period of 1.8 years.
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

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 25, 2014, May 26, 2013, and May 27, 2012
(columnar dollars in millions except per share amounts)

A summary of the activity for performance share awards as of May 25, 2014 and changes during the fiscal year then ended is presented below:

Performance Shares	Shares (in Millions)	Weighted Average Grant-Date Fair Value
Nonvested performance shares at May 26, 2013	1.25	$24.24
Granted	0.40	$34.07
Adjustments for performance results attained	(0.13)	$21.46
Vested/Issued	(0.28)	$21.46
Forfeited	(0.07)	$29.39
Nonvested performance shares at May 25, 2014	1.17	$28.27
The compensation expense for our performance share awards totaled $6.5 million, $19.9 million, and $0.8 million for fiscal 2014, 2013, and 2012, respectively. The tax benefit related to the compensation expense for fiscal 2014, 2013, and 2012 was $2.4 million, $7.4 million, and $0.3 million, respectively.
The total intrinsic value of share units vested (including shares paid in lieu of dividends) during fiscal 2014 and 2012 was $10.4 million and $16.0 million, respectively.
Based on estimates at May 25, 2014, the Company had $9.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to performance shares that will be recognized over a weighted average period of 1.7 years.
Accounting guidance requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow in our Consolidated Statement of Cash Flows. As a result, in fiscal 2014, 2013, and 2012, our net operating cash flows decreased and our net financing cash flows increased by approximately $18.9 million, $21.3 million, and $8.7 million, respectively.
14. PRE-TAX INCOME AND INCOME TAXES
 Pre-tax income from continuing operations (including equity method investment earnings) consisted of the following:

	2014	2013	2012
United States	$475.3	$1,071.7	$482.1
Canada	57.2	49.2	38.4
Foreign - other	76.7	66.6	139.1
	$609.2	$1,187.5	$659.6
The provision for income taxes included the following:

	2014	2013	2012
Current
Federal	$376.1	$184.7	$160.2
State	38.8	29.0	23.3
Canada	11.4	11.4	10.7
Foreign - other	14.4	13.0	16.8
	440.7	238.1	211.0
Deferred
Federal	(75.4)	158.4	(13.4)
State	(56.5)	3.9	(5.2)
Canada	3.3	1.6	0.1
Foreign - other	(13.9)	(1.3)	(0.8)
	(142.5)	162.6	(19.3)
	$298.2	$400.7	$191.7

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 25, 2014, May 26, 2013, and May 27, 2012
(columnar dollars in millions except per share amounts)

Income taxes computed by applying the U.S. Federal statutory rates to income from continuing operations before income taxes are reconciled to the provision for income taxes set forth in the Consolidated Statements of Earnings as follows:

	2014	2013	2012
Computed U.S. Federal income taxes	$213.2	$415.6	$230.9
State income taxes, net of U.S. Federal tax impact	25.6	20.1	11.5
Tax credits and domestic manufacturing deduction	(28.9)	(23.9)	(21.1)
Audit adjustments and settlements	(19.1)	0.5	0.8
Effect of taxes booked on foreign operations	(23.0)	(17.1)	(15.7)
Non-taxable gain from investment in ATFL	—	—	(20.5)
Goodwill and intangible impairments	185.2	—	—
Change in legal structure and other state elections	(23.5)	—	—
Change in estimate related to tax methods used for certain international sales	(20.9)	—	—
Other	(10.4)	5.5	5.8
	$298.2	$400.7	$191.7
Income taxes paid, net of refunds, were $253.6 million, $249.0 million, and $191.5 million in fiscal 2014, 2013, and 2012, respectively.
 The tax effect of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

	May 25, 2014		May 26, 2013
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$—	$585.9	$—	$672.5
Goodwill, trademarks and other intangible assets	—	1,348.4	—	1,403.6
Accrued expenses	34.8	—	42.3	—
Compensation related liabilities	70.2	—	108.2	—
Pension and other postretirement benefits	279.2	—	291.4	—
Derivative cash flow hedge	—	0.8	38.0	—
Other liabilities that will give rise to future tax deductions	150.7	—	140.2	—
Net operating loss carryforwards	56.0	—	92.9	—
Other	86.7	27.3	72.6	27.9
	677.6	1,962.4	785.6	2,104.0
Less: Valuation allowance	(43.3)	—	(44.8)	—
Net deferred taxes	$634.3	$1,962.4	$740.8	$2,104.0
At May 25, 2014 and May 26, 2013, net deferred tax assets of $109.2 million and $177.0 million, respectively, were included in prepaid expenses and other current assets. At May 25, 2014 and May 26, 2013, net deferred tax liabilities of $1.44 billion and $1.54 billion, respectively, were included in other noncurrent liabilities.
The liability for gross unrecognized tax benefits at May 25, 2014 was $84.9 million, excluding a related liability of $29.6 million for gross interest and penalties. Included in the balance at May 25, 2014 are $8.2 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. Any associated interest and penalties imposed would affect the tax rate. As of May 26, 2013, our gross liability for unrecognized tax benefits was $100.0 million, excluding a related liability of $30.4 million for gross interest and penalties. Included in the balance at May 26, 2013 are $8.0 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Interest and penalties recognized in the Consolidated Statement of Earnings was a benefit of $1.3 million in fiscal 2014, $1.2 million in fiscal 2013 and $0.6 million in fiscal 2012.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 25, 2014, May 26, 2013, and May 27, 2012
(columnar dollars in millions except per share amounts)

The net amount of unrecognized tax benefits at May 25, 2014 and May 26, 2013 that, if recognized, would favorably impact our effective tax rate was $50.8 million and $61.8 million, respectively.
We accrue interest and penalties associated with uncertain tax positions as part of income tax expense.
We conduct business and file tax returns in numerous countries, states, and local jurisdictions. The U.S. Internal Revenue Service (“IRS”) has completed its audit for tax years through fiscal 2013 and all resulting significant items for fiscal 2013 and prior years have been settled with the IRS. Other major jurisdictions where we conduct business generally have statutes of limitations ranging from 3 to 5 years.
We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by up to $7 million over the next twelve months due to various state and foreign audit settlements and the expiration of statutes of limitations.
The change in the unrecognized tax benefits for the year ended May 25, 2014 was:

Beginning balance on May 26, 2013	$100.0
Increases from positions established during prior periods	15.4
Decreases from positions established during prior periods	(17.0)
Increases from positions established during the current period	5.8
Decreases relating to settlements with taxing authorities	(11.3)
Reductions resulting from lapse of applicable statute of limitation	(7.6)
Other adjustments to liability	(0.4)
Ending balance on May 25, 2014	$84.9
We have approximately $74.6 million of foreign net operating loss carryforwards ($50.8 million will expire between fiscal 2015 and 2035 and $23.8 million have no expiration dates) and $22.1 million of Federal net operating loss carryforwards which expire between fiscal 2015 and 2024. Included in net deferred tax liabilities are $46.5 million of tax effected state net operating loss carryforwards which expire in various years ranging from fiscal 2015 to 2034. Substantially all of our foreign tax credits will expire in fiscal 2018. State tax credits of approximately $30.1 million will expire in various years ranging from fiscal 2015 to 2019.
We have recognized a valuation allowance for the portion of the net operating loss carryforwards, tax credit carryforwards, and other deferred tax assets we believe are not more likely than not to be realized. The net impact on income tax expense related to changes in the valuation allowance for fiscal 2014 was a benefit of $1.5 million. For fiscal 2013 and 2012, changes in the valuation allowance were a charge of $1.1 million and a benefit of $7.1 million, respectively. The current year change principally relates to decreases to the valuation allowances for state and foreign net operating losses and credits.
As of May 25, 2014, undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $560 million. Those earnings are considered to be indefinitely reinvested and accordingly, no U.S. federal income taxes have been provided thereon. We have not provided U.S. deferred taxes on cumulative earnings of non-U.S. affiliates and associated companies that the Company considers to be reinvested indefinitely. It is not practicable to estimate the amount of U.S. income taxes that would be incurred in the event that we were to repatriate the cumulative earnings of non-U.S. affiliates and associated companies. Deferred taxes are provided for earnings of non-U.S. affiliates and associated companies when we determine that such earnings are no longer indefinitely reinvested.
15. OPERATING LEASES
We lease certain facilities, land, and transportation equipment under agreements that expire at various dates. Rent expense under all operating leases from continuing operations was $179.5 million, $162.0 million, and $133.8 million in fiscal 2014, 2013, and 2012, respectively.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 25, 2014, May 26, 2013, and May 27, 2012
(columnar dollars in millions except per share amounts)

A summary of non-cancellable operating lease commitments for fiscal years following May 25, 2014, was as follows:

2015	$91.4
2016	78.2
2017	72.0
2018	59.7
2019	47.3
Later years	175.4
$524.0
16. CONTINGENCIES
In fiscal 1991, we acquired Beatrice Company ("Beatrice"). As a result of the acquisition of Beatrice and the significant pre-acquisition contingencies of the Beatrice businesses and its former subsidiaries, our consolidated post-acquisition financial statements reflect liabilities associated with the estimated resolution of these contingencies. These include various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by us. The litigation includes suits against a number of lead paint and pigment manufacturers, including ConAgra Grocery Products Company, a wholly owned subsidiary of the Company (“ConAgra Grocery Products”), and the Company as alleged successors to W. P. Fuller Co., a lead paint and pigment manufacturer owned and operated by Beatrice until 1967. Although decisions favorable to us have been rendered in Rhode Island, New Jersey, Wisconsin, and Ohio, we remain a defendant in active suits in Illinois and California. The Illinois suit seeks class-wide relief in the form of medical monitoring for elevated levels of lead in blood. In California, a number of cities and counties have joined in a consolidated action seeking abatement of the alleged public nuisance. On September 23, 2013, a trial of the California case concluded in the Superior Court of California for the County of Santa Clara, and on January 27, 2014, the court entered Judgment (the “Judgment”) against ConAgra Grocery Products and two other defendants, which orders the creation of a California abatement fund in the amount of $1.15 billion. Liability is joint and several. The Company believes ConAgra Grocery Products did not inherit any liabilities of W. P. Fuller Co. The Company will continue to vigorously defend itself in this case and has appealed the Judgment to The Court of Appeal of the State of California Sixth Appellate District. The Company expects the appeal process will last several years. The absence of any linkage between ConAgra Grocery Products and W. P. Fuller Co. is a critical issue that the Company will continue to advance throughout the appeals process. It is not possible to estimate exposure in this case or the remaining case in Illinois (which is based on different legal theories). If ultimately necessary, the Company will look to its insurance policies for coverage; its carriers are on notice. However, the Company cannot absolutely assure that the final resolution of this matter will not have a material adverse effect on its financial condition, results of operations, or liquidity.
The environmental proceedings associated with Beatrice include litigation and administrative proceedings involving Beatrice's status as a potentially responsible party at 36 Superfund, proposed Superfund, or state-equivalent sites. These sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. Beatrice has paid or is in the process of paying its liability share at 34 of these sites. Reserves for these matters have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The reserves for Beatrice-related environmental matters totaled $61.6 million as of May 25, 2014, a majority of which relates to the Superfund and state-equivalent sites referenced above. We expect expenditures for Beatrice-related environmental matters to continue for up to 18 years.
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
We guarantee certain leases resulting from the 2002 divestiture of our fresh beef and pork operations. The remaining terms of these arrangements do not exceed 2 years and the maximum amount of future payments we have guaranteed was $5.4 million as of May 25, 2014.
We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At May 25, 2014, the amount of

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 25, 2014, May 26, 2013, and May 27, 2012
(columnar dollars in millions except per share amounts)

supplier loans we have effectively guaranteed was $34.4 million. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.
We were a party to a supply agreement with an onion processing company where we had guaranteed, under certain conditions, repayment of a secured loan (the "Secured Loan") of this onion products supplier to the onion products supplier's lender. The amount of our guarantee was $25.0 million. During the fourth quarter of fiscal 2012, we received notice from the lender that the onion products supplier had defaulted on the Secured Loan and we exercised our option to purchase the Secured Loan from the lender for $40.8 million, thereby assuming first-priority secured rights to the underlying collateral for the amount of the Secured Loan, and cancelling our guarantee. The onion products supplier filed for bankruptcy during the fourth quarter of fiscal 2012. During the second quarter of fiscal 2013, we acquired ownership and all rights to the collateral, consisting of agricultural land and a processing facility. During the third quarter of fiscal 2013, we recognized an impairment charge of $10.2 million in our Commercial Foods segment to reduce the carrying amount of these assets to their estimated fair value based upon updated appraisals. During the second quarter of fiscal 2014, we recognized an additional impairment charge of $8.9 million in our Commercial Foods segment to reduce the carrying amount of the plant assets to their estimated fair value based upon expected sales proceeds. In the fourth quarter of fiscal 2014, we sold the land and recognized a gain of $5.1 million in our Commercial Foods segment. Based on our estimate of the value of the processing facility, we expect to recover the remaining carrying value through our sale of this asset.
Federal income tax credits were generated related to our sweet potato production facility in Delhi, Louisiana. Third parties invested in certain of these income tax credits. We have guaranteed these third parties the face value of these income tax credits over their statutory lives, through fiscal 2017, in the event that the income tax credits are recaptured or reduced. The face value of the income tax credits was $26.7 million as of May 25, 2014. We believe the likelihood of the recapture or reduction of the income tax credits is remote, and therefore we have not established a liability in connection with this guarantee.
We are a party to a number of lawsuits and claims arising out of our ongoing business operations. Among these, there are lawsuits, claims, and matters related to the February 2007 recall of our peanut butter products. Among the matters outstanding during fiscal 2014 related to the peanut butter recall is an ongoing investigation by the U.S. Attorney's office in Georgia and the Consumer Protection Branch of the Department of Justice. In fiscal 2011, we received formal requests from the U.S. Attorney's office in Georgia seeking a variety of records and information related to the operations of our peanut butter manufacturing facility in Sylvester, Georgia. These requests relate to the June 2007 execution of a search warrant at our facility following the February 2007 recall. During fiscal 2013 and 2012, we recognized charges of $7.5 million and $17.5 million, respectively, in connection with this matter. We have been and continue to be engaged in ongoing discussions with the U.S. Attorney's office and the Department of Justice in regard to the investigation. We are pursuing a negotiated resolution, which we believe will likely involve a misdemeanor criminal disposition under the Food, Drug & Cosmetics Act. During the fourth quarter of fiscal 2014, we reduced our accrual by $6.7 million. After taking into account liabilities recorded for these matters, we believe the ultimate resolution of this matter should not have a material adverse effect on our financial conditions, results of operations, or liquidity.
In addition to the investigation noted above, we were previously engaged in litigation against an insurance carrier to recover our settlement expenditures and defense costs associated with the peanut butter recall. During fiscal 2009, we recognized a charge of $24.8 million in connection with the insurance coverage dispute. During the fourth quarter of fiscal 2013, we reached a settlement on the insurance dispute, pursuant to which we were paid $25.0 million, in addition to retaining the defense costs previously reimbursed to us. We recognized the $25.0 million in income as a reduction to selling, general and administrative (SG&A) expenses during fiscal 2013. In the fourth quarter of fiscal 2014, we received an additional reimbursement of settlement and defense costs of $3.5 million related to this matter, which was recognized in income as a reduction to SG&A expenses.
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

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 25, 2014, May 26, 2013, and May 27, 2012
(columnar dollars in millions except per share amounts)

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
Prior to our ownership of Ralcorp, a lawsuit was brought in the U.S. District Court for the Eastern District of Texas by Frito-Lay North America, Inc. against Ralcorp and Medallion Foods, Inc., a subsidiary of Ralcorp, alleging that certain products manufactured by Medallion infringed Frito-Lays' patents and trademarks and misappropriated trade secrets. After a jury trial during the fourth quarter of fiscal 2013, jurors delivered a verdict in favor of Medallion and Ralcorp on all claims. The matter has been resolved and the case concluded.
We are a party to an agreement with a third party wherein we have rights to the use of certain intellectual property designed to assist the Company in improving the operating efficiency of its manufacturing operations.  In connection with this agreement, the Company is required to make yearly payments of $2.5 million to the third party. Beginning in fiscal 2015, the Company may be required to make additional payments to the third party based upon a contractual formula for manufacturing efficiencies achieved in applicable production facilities. Our best estimate of the required payment for fiscal 2015 is $6.0 million. If additional operating efficiencies are attained in future periods, the amount of the payments due to the third party could increase materially. The obligation to make such payments is contingent upon achievement of such operating efficiencies and accordingly, it is not currently possible to determine the ultimate amount of such payments. This agreement requires such contractual payments to occur each year from fiscal 2015 through March of fiscal 2021.
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
17. DERIVATIVE FINANCIAL INSTRUMENTS
Our operations are exposed to market risks from adverse changes in commodity prices affecting the cost of raw materials and energy, foreign currency exchange rates, and interest rates. In the normal course of business, these risks are managed through a variety of strategies, including the use of derivatives.
Commodity and commodity index futures and option contracts are used from time to time to economically hedge commodity input prices on items such as natural gas, vegetable oils, proteins, packaging materials, dairy, grains, and electricity. Generally, we economically hedge a portion of our anticipated consumption of commodity inputs for periods of up to 36 months. We may enter into longer-term economic hedges on particular commodities, if deemed appropriate. As of May 25, 2014, we had economically hedged certain portions of our anticipated consumption of commodity inputs using derivative instruments with expiration dates through December 2015.
In order to reduce exposures related to changes in foreign currency exchange rates, we enter into forward exchange, option, or swap contracts from time to time for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of May 25, 2014, we had economically hedged certain portions of our foreign currency risk in anticipated transactions using derivative instruments with expiration dates through July 2017.
From time to time, we may use derivative instruments, including interest rate swaps, to reduce risk related to changes in interest rates. This includes, but is not limited to, hedging against increasing interest rates prior to the issuance of long-term debt and hedging the fair value of our senior long-term debt.
Derivatives Designated as Cash Flow Hedges
During 2011, we entered into interest rate swap contracts to hedge the interest rate risk related to our forecasted issuance of long-term debt in April 2014 (based on the anticipated refinancing of the senior long-term debt maturing at that time). We designated these interest rate swaps as cash flow hedges of the forecasted interest payments related to this anticipated debt issuance and recorded the unrealized loss in accumulated other comprehensive loss. In the third quarter of fiscal 2014, we determined that we

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 25, 2014, May 26, 2013, and May 27, 2012
(columnar dollars in millions except per share amounts)

would not issue long-term debt to refinance the debt maturing in April 2014. Accordingly, we recognized a charge to earnings, within selling, general and administrative expenses, of $54.9 million in fiscal 2014.
During fiscal 2013, we entered into interest rate swap contracts to hedge a portion of the interest rate risk related to our issuance of long-term debt to partially finance the acquisition of Ralcorp. We settled these contracts during the third quarter of fiscal 2013 resulting in a deferred gain of $4.2 million on senior notes maturing in 2043 and a deferred loss of $2.0 million on senior notes maturing in 2023, both recognized in accumulated other comprehensive loss. These amounts are being amortized as a component of net interest expense over the lives of the related debt instruments. The unamortized amounts of the deferred gain and deferred loss at May 25, 2014 were $3.9 million and $1.8 million, respectively.
Derivatives Designated as Fair Value Hedges
During fiscal 2010, we entered into interest rate swap contracts to hedge the fair value of certain of our senior long-term debt instruments maturing in fiscal 2012 and 2014. We designated these interest rate swap contracts as fair value hedges of the debt instruments.
During fiscal 2011, we terminated these interest rate swap contracts and received proceeds of $31.5 million. The cumulative adjustment to the fair value of the debt instruments being hedged was included in long-term debt and was amortized as a reduction of interest expense over the remaining lives of the debt instruments through fiscal 2014.
During fiscal 2014, we entered into interest rate swap contracts to hedge the fair value of certain of our senior long-term debt instruments maturing in fiscal 2019 and 2020, effectively converting interest on this debt from fixed rate to floating rate. We designated these interest rate swap contracts as fair value hedges of the debt instruments. The notional amount of the interest rate derivatives outstanding at May 25, 2014 was $500.0 million.
Changes in fair value of such derivative instruments are immediately recognized in earnings along with changes in the fair value of the items being hedged (based solely on the change in the benchmark interest rate). In fiscal 2014, we recognized a gain of $9.1 million representing the fair value of the interest rate swap contracts and a loss of $6.8 million representing the change in fair value of the related senior long-term debt. Of these offsetting gains and losses, net gains of $2.3 million are classified within selling, general and administrative expenses.
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
For commodity derivative trading activities within our milling operations that are not intended to mitigate commodity input cost risk, derivative instruments are marked-to-market each period with gains and losses included in net sales of the Commercial

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 25, 2014, May 26, 2013, and May 27, 2012
(columnar dollars in millions except per share amounts)

Foods segment. Net derivative losses from trading activities of $6.3 million, $11.5 million, and $6.4 million were included in the results of operations for the Commercial Foods segment for fiscal years 2014, 2013, and 2012, respectively.
All derivative instruments are recognized on the Consolidated Balance Sheets at fair value. The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. In accordance with generally accepted accounting principles, we offset certain derivative asset and liability balances, as well as certain amounts representing rights to reclaim cash collateral and obligations to return cash collateral, where master netting agreements provide for legal right of setoff. At May 25, 2014, $6.2 million, representing an obligation to return cash collateral, was included in other accrued liabilities, and, at May 26, 2013, $10.2 million, representing a right to reclaim cash collateral, was included in prepaid expenses and other current assets in our Consolidated Balance Sheets.
Derivative assets and liabilities and amounts representing a right to reclaim cash collateral or obligation to return cash collateral were reflected in our Consolidated Balance Sheets as follows:

	May 25, 2014	May 26, 2013
Prepaid expenses and other current assets	$81.2	$78.6
Other accrued liabilities	22.2	137.9
The following table presents our derivative assets and liabilities, at May 25, 2014, on a gross basis, prior to the setoff of $17.6 million to total derivative assets and $11.4 million to total derivative liabilities where legal right of setoff existed:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Prepaid expenses and other current assets	$9.1	Other accrued liabilities	$—
Total derivatives designated as hedging instruments		$9.1		$—
Commodity contracts	Prepaid expenses and other current assets	$75.6	Other accrued liabilities	$30.3
Foreign exchange contracts	Prepaid expenses and other current assets	13.4	Other accrued liabilities	3.3
Other	Prepaid expenses and other current assets	0.7	Other accrued liabilities	—
Total derivatives not designated as hedging instruments		$89.7		$33.6
Total derivatives		$98.8		$33.6

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 25, 2014, May 26, 2013, and May 27, 2012
(columnar dollars in millions except per share amounts)

The following table presents our derivative assets and liabilities, at May 26, 2013, on a gross basis, prior to the setoff of $12.5 million to total derivative assets and $22.7 million to total derivative liabilities where legal right of setoff existed:

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
The location and amount of gains (losses) from derivatives not designated as hedging instruments in our Consolidated Statements of Earnings were as follows:

	For the Fiscal Year Ended May 25, 2014
Derivatives Not Designated as Hedging Instruments	Location in Consolidated Statement of Earnings of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized on Derivatives in Consolidated Statement of Earnings
Commodity contracts	Net sales	$(6.3)
Commodity contracts	Cost of goods sold	110.3
Foreign exchange contracts	Cost of goods sold	1.9
Foreign exchange contracts	Selling, general and administrative expense	5.0
Interest rate contracts	Selling, general and administrative expense	(54.9)
Total gain from derivative instruments not designated as hedging instruments		$56.0

	For the Fiscal Year Ended May 26, 2013
Derivatives Not Designated as Hedging Instruments	Location in Consolidated Statement of Earnings of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized on Derivatives in Consolidated Statement of Earnings
Commodity contracts	Net sales	$(11.5)
Commodity contracts	Cost of goods sold	142.2
Foreign exchange contracts	Cost of goods sold	20.3
Commodity contracts	Selling, general and administrative expense	0.1
Foreign exchange contracts	Selling, general and administrative expense	0.1
Total gain from derivative instruments not designated as hedging instruments		$151.2

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 25, 2014, May 26, 2013, and May 27, 2012
(columnar dollars in millions except per share amounts)

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
As of May 25, 2014, our open commodity contracts had a notional value (defined as notional quantity times market value per notional quantity unit) of $1.5 billion and $1.6 billion for purchase and sales contracts, respectively. As of May 26, 2013, our open commodity contracts had a notional value of $1.8 billion and $1.5 billion for purchase and sales contracts, respectively. The notional amount of our foreign currency forward and cross currency swap contracts as of May 25, 2014 and May 26, 2013 was $170.1 million and $359.0 million, respectively.
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
At May 25, 2014, the maximum amount of loss due to the credit risk of the counterparties, had the counterparties failed to perform according to the terms of the contracts, was $68.0 million.

18. PENSION AND POSTRETIREMENT BENEFITS
We have defined benefit retirement plans ("plans") for eligible salaried and hourly employees. Benefits are based on years of credited service and average compensation or stated amounts for each year of service. We also sponsor postretirement plans which provide certain medical and dental benefits ("other postretirement benefits") to qualifying U.S. employees. Effective August 1, 2013, our defined benefit pension plan for eligible salaried employees was closed to new hire salaried employees. New hire salaried employees will generally be eligible to participate in our defined contribution plan.
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

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 25, 2014, May 26, 2013, and May 27, 2012
(columnar dollars in millions except per share amounts)

The changes in benefit obligations and plan assets at May 25, 2014 and May 26, 2013 are presented in the following table.

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Change in Benefit Obligation
Benefit obligation at beginning of year	$3,817.5	$3,328.3	$302.8	$282.7
Service cost	89.0	81.8	0.7	0.6
Interest cost	151.1	150.1	9.7	10.5
Plan participants’ contributions	—	—	6.1	5.3
Amendments	2.2	6.8	(5.7)	—
Actuarial loss	79.5	114.3	(4.6)	(7.6)
Special termination benefits	0.4	—	—	—
Curtailments	—	(0.4)	—	—
Benefits paid	(159.5)	(147.8)	(25.1)	(27.2)
Currency	(1.2)	—	(0.4)	—
Business combinations	—	284.4	—	38.5
Benefit obligation at end of year	$3,979.0	$3,817.5	$283.5	$302.8
Change in Plan Assets
Fair value of plan assets at beginning of year	$3,343.3	$2,766.6	$0.1	$0.1
Actual return on plan assets	358.8	457.1	0.2	—
Employer contributions	18.3	19.8	19.0	21.9
Plan participants’ contributions	—	—	6.1	5.3
Investment and administrative expenses	(13.8)	(16.5)	—	—
Benefits paid	(159.5)	(147.8)	(25.1)	(27.2)
Currency	(1.1)	—	—	—
Business combinations	—	264.1	—	—
Fair value of plan assets at end of year	$3,546.0	$3,343.3	$0.3	$0.1
The funded status and amounts recognized in our Consolidated Balance Sheets at May 25, 2014 and May 26, 2013 were:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Funded Status	$(433.0)	$(474.2)	$(283.2)	$(302.7)
Amounts Recognized in Consolidated Balance Sheets
Other assets	$18.8	$6.6	$—	$—
Other accrued liabilities	(10.0)	(9.6)	(25.0)	(25.6)
Other noncurrent liabilities	(441.8)	(471.2)	(258.2)	(277.1)
Net Amount Recognized	$(433.0)	$(474.2)	$(283.2)	$(302.7)
Amounts Recognized in Accumulated Other Comprehensive (Income) Loss (Pre-tax)
Actuarial net loss	$202.8	$218.2	$55.3	$66.9
Net prior service cost (benefit)	18.7	20.3	(29.6)	(31.1)
Total	$221.5	$238.5	$25.7	$35.8
Weighted-Average Actuarial Assumptions Used to Determine Benefit Obligations at May 25, 2014 and May 26, 2013
Discount rate	4.15%	4.05%	3.65%	3.35%
Long-term rate of compensation increase	4.25%	4.25%	N/A	N/A

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 25, 2014, May 26, 2013, and May 27, 2012
(columnar dollars in millions except per share amounts)

The accumulated benefit obligation for all defined benefit pension plans was $3.9 billion and $3.7 billion at May 25, 2014 and May 26, 2013, respectively.
The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets at May 25, 2014 and May 26, 2013 were:

	2014	2013
Projected benefit obligation	$3,390.9	$3,338.8
Accumulated benefit obligation	3,289.3	3,260.7
Fair value of plan assets	2,942.5	2,863.3
Components of pension benefit and other postretirement benefit costs included:

	Pension Benefits			Other Benefits
	2014	2013	2012	2014	2013	2012
Service cost	$89.0	$81.8	$68.7	$0.7	$0.6	$0.6
Interest cost	151.1	150.1	149.2	9.7	10.5	13.2
Expected return on plan assets	(252.9)	(216.4)	(196.0)	—	—	—
Amortization of prior service cost (benefit)	3.8	3.6	3.0	(7.2)	(8.2)	(13.6)
Special termination benefits	0.4	—	—	—	—	—
Recognized net actuarial loss	2.7	3.6	396.9	6.7	5.9	7.6
Curtailment loss	—	0.8	—	—	—	—
Benefit cost — Company plans	(5.9)	23.5	421.8	9.9	8.8	7.8
Pension benefit cost — multi-employer plans	12.6	23.6	8.5	—	—	—
Total benefit cost	$6.7	$47.1	$430.3	$9.9	$8.8	$7.8
Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss were:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Net actuarial (gain) loss	$(12.7)	$(110.2)	$(4.9)	$(7.7)
Amendments	2.2	6.8	(5.7)	—
Amortization of prior service (cost) benefit	(3.8)	(4.4)	7.2	8.2
Recognized net actuarial loss	(2.7)	(3.6)	(6.7)	(5.9)
Net amount recognized	$(17.0)	$(111.4)	$(10.1)	$(5.4)
Weighted-Average Actuarial Assumptions Used to Determine Net Expense

	Pension Benefits			Other Benefits
	2014	2013	2012	2014	2013	2012
Discount rate	4.05%	4.50%	5.30%	3.35%	3.90%	4.30%
Long-term rate of return on plan assets	7.75%	7.75%	7.75%	N/A	N/A	N/A
Long-term rate of compensation increase	4.25%	4.25%	4.25%	N/A	N/A	N/A
We amortize prior service cost for our pension plans and postretirement plans, as well as amortizable gains and losses for our postretirement plans, in equal annual amounts over the average expected future period of vested service. For plans with no active participants, average life expectancy is used instead of average expected useful service.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 25, 2014, May 26, 2013, and May 27, 2012
(columnar dollars in millions except per share amounts)

The amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net expense during the next year are as follows:

	Pension Benefits	Other Benefits
Prior service cost (benefit)	$3.6	$(7.9)
Net actuarial loss	NA	3.4
Plan Assets
The fair value of plan assets, summarized by level within the fair value hierarchy described in Note 19, as of May 25, 2014, were as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2.4	$150.2	$—	$152.6
Equity securities:
U.S. equity securities	535.4	93.2	—	628.6
International equity securities	589.7	232.3	—	822.0
Fixed income securities:
Government bonds	114.0	266.3	—	380.3
Corporate bonds	63.8	344.6	—	408.4
Mortgage-backed bonds	50.2	77.7	—	127.9
Real estate funds	2.8	24.0	170.6	197.4
Multi-strategy hedge funds	—	—	462.3	462.3
Private equity funds	—	—	81.3	81.3
Master limited partnerships	263.3	—	—	263.3
Private natural resources fund	—	—	16.6	16.6
Net receivables for unsettled transactions	5.3	—	—	5.3
Total assets	$1,626.9	$1,188.3	$730.8	$3,546.0
The fair value of plan assets, summarized by level within the fair value hierarchy described in Note 19, as of May 26, 2013, were as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1.0	$194.8	$—	$195.8
Equity securities:
U.S. equity securities	766.9	90.0	—	856.9
International equity securities	513.3	213.4	—	726.7
Fixed income securities:
Government bonds	108.7	180.8	—	289.5
Corporate bonds	35.3	293.1	—	328.4
Mortgage-backed bonds	57.1	83.1	—	140.2
Real estate funds	8.9	13.7	91.5	114.1
Multi-strategy hedge funds	—	—	413.9	413.9
Private equity funds	—	—	79.1	79.1
Master limited partnerships	180.6	—	—	180.6
Private natural resources funds	—	—	7.8	7.8
Net receivables for unsettled transactions	10.3	—	—	10.3
Total assets	$1,682.1	$1,068.9	$592.3	$3,343.3

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 25, 2014, May 26, 2013, and May 27, 2012
(columnar dollars in millions except per share amounts)

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
Level 3 investments are generally considered long-term in nature with varying redemption availability. Certain of our Level 3 investments, with a fair value of approximately $635.4 million as of May 25, 2014, have the ability to impose customary redemption gates which may further restrict or limit the redemption of invested funds therein. As of May 25, 2014, Level 3 investments with a fair value of $2.2 million have imposed such gates.
As of May 25, 2014, we have unfunded commitments for additional investments of $38.6 million in the private equity funds, $27.6 million in the private energy funds, and $80.0 million in real estate funds. We expect unfunded commitments to be funded from plan assets rather than the general assets of the Company.
To develop the expected long-term rate of return on plan assets assumption for the pension plans, we consider the current asset allocation strategy, the historical investment performance, and the expectations for future returns of each asset class.
Our pension plan weighted-average asset allocations and our target asset allocations, by asset category were as follows:

	May 25, 2014	May 26, 2013	Target Allocation
Equity securities	41%	47%	38%
Debt securities	26%	23%	21%
Real estate funds	6%	3%	6%
Multi-strategy hedge funds	13%	13%	15%
Private equity	2%	2%	8%
Other	12%	12%	12%
Total	100%	100%	100%
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

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 25, 2014, May 26, 2013, and May 27, 2012
(columnar dollars in millions except per share amounts)

Level 3 Gains and Losses
The change in the fair value of the plan’s Level 3 assets is summarized as follows:

	Fair Value May 26, 2013	Realized Gains (Losses)	Unrealized Gains (Losses)	Net, Purchases and Sales	Fair Value May 25, 2014
Real estate funds	$91.5	$0.4	$11.8	$66.9	$170.6
Multi-strategy hedge funds	413.9	0.2	21.2	27.0	462.3
Private equity	79.1	3.2	8.0	(9.0)	81.3
Private natural resources	7.8	—	1.5	7.3	16.6
Total	$592.3	$3.8	$42.5	$92.2	$730.8

	Fair Value May 27, 2012	Business Combination	Realized Gains (Losses)	Unrealized Gains (Losses)	Net, Purchases and Sales	Fair Value May 26, 2013
Real estate funds	$83.3	$—	$(23.9)	$26.6	$5.5	$91.5
Multi-strategy hedge funds	379.1	—	0.4	36.6	(2.2)	413.9
Private equity	64.2	5.8	1.6	8.2	(0.7)	79.1
Private natural resources	1.5	—	—	0.5	5.8	7.8
Total	$528.1	$5.8	$(21.9)	$71.9	$8.4	$592.3
Assumed health care cost trend rates have a significant effect on the benefit obligation of the postretirement plans.

Assumed Health Care Cost Trend Rates at:	May 25, 2014	May 26, 2013
Initial health care cost trend rate	10.0%	9.0%
Ultimate health care cost trend rate	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2022	2022
A one percentage point change in assumed health care cost rates would have the following effect:

	One Percent Increase	One Percent Decrease
Effect on total service and interest cost	$0.8	$(0.7)
Effect on postretirement benefit obligation	18.9	(16.8)
We currently anticipate making contributions of approximately $12.9 million to our pension plans in fiscal 2015. We anticipate making contributions of $25.5 million to our other postretirement plans in fiscal 2015. These estimates are based on current tax laws, plan asset performance, and liability assumptions, which are subject to change.
The following table presents estimated future gross benefit payments for our plans:

	Pension Benefits	Health Care and Life Insurance Benefits
2015	$183.0	$25.5
2016	183.1	25.0
2017	189.2	24.4
2018	197.1	23.7
2019	205.0	23.1
Succeeding 5 years	1,127.8	100.1

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 25, 2014, May 26, 2013, and May 27, 2012
(columnar dollars in millions except per share amounts)

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

The Company’s participation in multiemployer plans for the fiscal year ended May 25, 2014 is outlined in the table below. For each plan that is individually significant to the Company the following information is provided:

•	The “EIN / PN” column provides the Employer Identification Number and the three-digit plan number assigned to a plan by the Internal Revenue Service.

•
The most recent Pension Protection Act Zone Status available for 2013 and 2012 is for plan years that ended in calendar years 2013 and 2012, respectively. The zone status is based on information provided to the Company by each plan. A plan in the “red” zone has been determined to be in “critical status”, based on criteria established under the Internal Revenue Code (“Code”), and is generally less than 65% funded. A plan in the “yellow” zone has been determined to be in “endangered status”, based on criteria established under the Code, and is generally less than 80% funded. A plan in the “green” zone has been determined to be neither in “critical status” nor in “endangered status”, and is generally at least 80% funded.

•
The “FIP/RP Status Pending/Implemented” column indicates whether a Funding Improvement Plan, as required under the Code to be adopted by plans in the “yellow” zone, or a Rehabilitation Plan, as required under the Code to be adopted by plans in the “red” zone, is pending or has been implemented by the plan as of the end of the plan year that ended in calendar year 2013.

•	Contributions by the Company are the amounts contributed in the Company’s fiscal periods ending in the specified year.

•
The “Surcharge Imposed” column indicates whether the Company contribution rate for its fiscal year that ended on May 25, 2014 included an amount in addition to the contribution rate specified in the applicable collective bargaining agreement, as imposed by a plan in “critical status”, in accordance with the requirements of the Code.

•	The last column lists the expiration dates of the collective bargaining agreements pursuant to which the Company contributes to the plans.
For plans that are not individually significant to ConAgra Foods the total amount of contributions is presented in the aggregate.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 25, 2014, May 26, 2013, and May 27, 2012
(columnar dollars in millions except per share amounts)

		Pension Protection Act Zone Status		FIP / RP Status Pending / Implemented	Contributions by the Company (millions)				Expiration Dates of Collective Bargaining Agreements
Pension Fund	EIN / PN	2013	2012		FY14	FY13	FY12	Surcharge Imposed
Bakery and Confectionary Union and Industry International Pension Plan	52-6118572 / 001	Red	Red	RP Implemented	$3.5	$2.1	$1.3	No	12/08/2012 to 7/23/2016
Central States, Southeast and Southwest Areas Pension Fund	36-6044243 / 001	Red	Red	RP Implemented	2.1	1.2	1.2	No	06/02/2014 to 06/04/2017
National Conference of Fireman & Oilers National Pension Fund	52-6085445 / 003	Yellow	Yellow	FIP Implemented	0.7	0.3	—	No	11/19/2015
Western Conference of Teamsters Pension Plan	91-6145047 / 001	Green	Green	N/A	4.9	4.9	5.2	No	06/30/2015 to 03/31/2018
Other Plans					1.2	0.9	0.8
Total Contributions					$12.4	$9.4	$8.5
The Company will be listed in its plans' Forms 5500 as providing more than 5% of the plan's total contributions for the National Conference of Firemen & Oilers National Pension Fund for the plan year ending in calendar year 2013.
The Company was not listed in the Forms 5500 filed by any of the other plans or for any of the other years as providing more than 5% of the plan’s total contributions. At the date our financial statements were issued, Forms 5500 were not available for plan years ending in calendar year 2013.
In addition to the contributions listed for fiscal 2014 in the table above, we recorded an additional expense of $0.2 million and $14.2 million in fiscal 2014 and 2013, respectively, related to our expected incurrence of certain withdrawal costs.
Certain of our employees are covered under defined contribution plans. The expense related to these plans was $40.2 million, $30.7 million, and $24.2 million in fiscal 2014, 2013, and 2012, respectively.
19. FAIR VALUE MEASUREMENTS
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
The fair values of our Level 2 derivative instruments were determined using valuation models that use market observable inputs including interest rate curves and both forward and spot prices for currencies and commodities. Derivative assets and liabilities included in Level 2 primarily represent commodity and foreign currency option and forward contracts, interest rate swaps, and cross-currency swaps.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 25, 2014, May 26, 2013, and May 27, 2012
(columnar dollars in millions except per share amounts)

The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of May 25, 2014:

	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets	$13.2	$68.0	$—	$81.2
Available-for-sale securities	2.1	—	—	2.1
Deferred compensation assets	5.6	—	—	5.6
Total assets	$20.9	$68.0	$—	$88.9
Liabilities:
Derivative liabilities	$—	$22.2	$—	$22.2
Deferred compensation liabilities	43.7	—	—	43.7
Total liabilities	$43.7	$22.2	$—	$65.9
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
During fiscal 2014, the $20.3 million carrying amount of a potato processing and storage facility (level 3 asset) was written down to its fair value of $3.8 million, resulting in an impairment charge of $16.5 million to selling, general and administrative expenses in the Commercial Foods segment. The fair value measurement used to determine the impairment was based upon the expected sales price.
During fiscal 2013, the $40.8 million carrying amount of agricultural land and a processing facility (level 3 assets) acquired from an onion products supplier was written-down to its fair value of $30.6 million, resulting in an impairment charge of $10.2 million. The fair value of the measurement used to determine the impairment was based upon updated appraisals. In 2014, the processing facility, with a carrying value of $19.7 million was written-down to its fair value of $10.8 million resulting in an impairment charge of $8.9 million. The fair value of the measurement used to determine the impairment was based upon expected sales price. The impairment charges are included in selling, general and administrative expenses in the Commercial Foods segment (see Note 16).
During fiscal 2014, the $68.9 million carrying amount of assets held for sale (level 3 assets, which were disposed of in the fourth quarter of fiscal 2014) of the discontinued operations of Medallion Foods within the Private Brands segment were written-down to their fair value of $43.5 million. The resulting impairment charge of $25.4 million is included in discontinued operations. The fair value measurement used to determine the impairment was based upon the expected business sales price (see Note 6).
During fiscal 2014, a goodwill impairment charge of $602.2 million was recognized within the Private Brands segment. See Note 8 for a discussion of the methodology employed to measure this impairment.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 25, 2014, May 26, 2013, and May 27, 2012
(columnar dollars in millions except per share amounts)

During fiscal 2014, impairments of certain indefinite-lived brands were recognized in the amounts of $72.5 million and $3.2 million in the Consumer Foods and Private Brands segments, respectively. The fair values of these brands were estimated using the “relief from royalty” method.
During fiscal 2014, an impairment charge of $3.2 million was recognized in corporate expenses, as the company determined an amortizing technology license was no longer expected to produce future economic benefit.  Accordingly, the carrying value of the asset was entirely written off.
The carrying amount of long-term debt (including current installments) was $8.9 billion as of May 25, 2014 and $9.4 billion as of May 26, 2013. Based on current market rates, the fair value of this debt (level 2 liabilities) at May 25, 2014 and May 26, 2013, was estimated at $9.5 billion and $10.2 billion, respectively. Included in the May 25, 2014 long-term debt carrying amount, and excluded from the above fair value table, is $0.5 billion of hedged debt that, along with the related hedge instruments, is adjusted for changes in fair value based solely on the change in the related benchmark interest rate (see Note 17).
20. BUSINESS SEGMENTS AND RELATED INFORMATION
As a result of the Ralcorp acquisition, we implemented organizational changes during the second quarter of fiscal 2014 that resulted in new reporting segments. We began reporting our operations in three reporting segments: Consumer Foods, Commercial Foods, and Private Brands. We believe this recent operating structure will enhance our focus on profitability, coordinated business execution, and resource allocation across our business. Prior periods have been reclassified to conform to the revised segment presentation. Prior to this change in organizational structure, we had four operating and reportable segments.
The Consumer Foods reporting segment includes branded food sold in various retail channels primarily in North America. Our food products are found in a variety of categories (meals, entrees, condiments, sides, snacks, and desserts) throughout grocery and convenience stores across frozen, refrigerated, and shelf-stable temperature classes. The Consumer Foods reporting segment no longer includes results for store brands (store brands are now part of the recently created Private Brands segment) or foodservice results (the foodservice business is now part of the Commercial Foods segment). The Consumer Foods reporting segment now includes additional international sales which were previously part of the Ralcorp Food Group segment.
The Commercial Foods reporting segment includes commercially branded and private branded food and ingredients, which are sold primarily to commercial, foodservice, food manufacturing, and industrial customers. The segment's primary food items include: frozen potato and sweet potato items and a variety of vegetable, spice and frozen bakery goods which are sold under brands such as Lamb Weston® and Spicetec Flavors & Seasonings®. The Commercial Foods reporting segment now includes foodservice results which were previously part of the Consumer Foods segment, as well as frozen bakery foodservice results, which were previously part of the Ralcorp Frozen Bakery Products segment. Our milling business was included in the Commercial Foods segment for the periods covered by this report but was contributed to Ardent Mills shortly after the end of fiscal 2014.
The Private Brands reporting segment includes private branded and customized food items sold in various retail channels, primarily in North America. Our Private Brands are sold in a variety of categories in grocery and convenience stores including: hot and ready-to-eat cereal; snacks; condiments; bars and coordinated categories; pasta; and retail bakery goods. The recently created Private Brands reporting segment includes a significant portion of results from the former Ralcorp businesses and the store brands results which were previously part of the Consumer Foods segment.
We do not aggregate operating segments when determining our reporting segments.
Intersegment sales have been recorded at amounts approximating market. Operating profit for each of the segments is based on net sales less all identifiable operating expenses. General corporate expense, net interest expense, and income taxes have been excluded from segment operations.

	2014	2013	2012
Net sales
Consumer Foods	$7,315.5	$7,551.4	$6,945.8
Commercial Foods	6,191.2	6,067.0	5,747.0
Private Brands	4,195.9	1,808.2	638.3
Total net sales	$17,702.6	$15,426.6	$13,331.1

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 25, 2014, May 26, 2013, and May 27, 2012
(columnar dollars in millions except per share amounts)

Operating profit (loss)
Consumer Foods	$899.4	$1,000.2	$878.2
Commercial Foods	774.6	731.3	615.7
Private Brands	(375.0)	123.1	95.2
Total operating profit	$1,299.0	$1,854.6	$1,589.1
Equity method investment earnings
Consumer Foods	$2.8	$1.8	$4.9
Commercial Foods	30.0	35.7	40.0
Total equity method investment earnings	$32.8	$37.5	$44.9
Operating profit (loss) plus equity method investment earnings
Consumer Foods	$902.2	$1,002.0	$883.1
Commercial Foods	804.6	767.0	655.7
Private Brands	(375.0)	123.1	95.2
Total operating profit plus equity method investment earnings	$1,331.8	$1,892.1	$1,634.0
General corporate expenses	$343.6	$429.0	$770.4
Interest expense, net	379.0	275.6	204.0
Income tax expense	298.2	400.7	191.7
Income from continuing operations	$311.0	$786.8	$467.9
Less: Net income attributable to noncontrolling interests	12.0	12.2	6.5
Income from continuing operations attributable to ConAgra Foods, Inc.	$299.0	$774.6	$461.4
Identifiable assets
Consumer Foods	$7,666.1	$7,845.5	$7,205.4
Commercial Foods	3,904.8	3,619.8	2,801.0
Private Brands	6,912.4	7,676.5	544.7
Corporate	872.2	1,054.6	794.8
Held for Sale	10.9	208.9	96.0
Total identifiable assets	$19,366.4	$20,405.3	$11,441.9
Additions to property, plant and equipment
Consumer Foods	$183.5	$187.9	$150.3
Commercial Foods	230.8	148.8	99.2
Private Brands	125.2	57.0	16.2
Corporate	62.9	60.0	70.0
Total additions to property, plant and equipment	$602.4	$453.7	$335.7
Depreciation and amortization
Consumer Foods	$201.0	$183.1	$172.1
Commercial Foods	115.0	106.9	96.7
Private Brands	205.2	79.9	18.5
Corporate	81.7	73.5	83.6
Total depreciation and amortization	$602.9	$443.4	$370.9

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 25, 2014, May 26, 2013, and May 27, 2012
(columnar dollars in millions except per share amounts)

Net sales by product type within each segment were:

	2014	2013	2012
Net sales
Consumer Foods:
Grocery	$2,829.7	$2,980.3	$2,967.0
Frozen	2,241.9	2,295.5	1,929.8
Snacks	1,067.3	1,113.1	1,126.1
International	1,061.2	1,073.7	839.3
Other Brands	115.4	88.8	83.6
Total Consumer Foods	$7,315.5	$7,551.4	$6,945.8
Commercial Foods:
Specialty Potatoes	$2,792.7	$2,753.1	$2,631.0
Milled Products	1,859.0	1,957.3	1,910.2
Foodservice and Flavors	876.7	891.4	842.3
Frozen Bakery and Ingredient Distribution	662.8	465.2	363.5
Total Commercial Foods	$6,191.2	$6,067.0	$5,747.0
Private Brands:
Snacks	$1,373.0	$542.0	$91.4
Retail Bakery	772.5	234.6	—
Bars and Coordinated	679.5	535.2	513.5
Pasta	564.3	192.9	—
Cereal	497.1	191.6	33.4
Condiments	309.5	111.9	—
Total Private Brands	$4,195.9	$1,808.2	$638.3
Total net sales	$17,702.6	$15,426.6	$13,331.1
Presentation of Derivative Gains (Losses) for Economic Hedges of Forecasted Cash Flows in Segment Results
Derivatives used to manage commodity price risk and foreign currency risk are not designated for hedge accounting treatment. We believe these derivatives provide economic hedges of certain forecasted transactions. As such, these derivatives (except those related to our milling operations, see Note 17 to our consolidated financial statements) are recognized at fair market value with realized and unrealized gains and losses recognized in general corporate expenses. The gains and losses are subsequently recognized in the operating results of the reporting segments in the period in which the underlying transaction being economically hedged is included in earnings.
The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	2014	2013	2012
Net derivative gains (losses) incurred	$25.7	$74.8	$(66.8)
Less: Net derivative gains (losses) allocated to reporting segments	(10.3)	25.0	24.4
Net derivative gains (losses) recognized in general corporate expenses	$36.0	$49.8	$(91.2)
Net derivative gains (losses) allocated to Consumer Foods	$(5.9)	$26.7	$25.3
Net derivative gains (losses) allocated to Commercial Foods	6.4	(2.7)	(0.5)
Net derivative gains (losses) allocated to Private Brands	(10.8)	1.0	(0.4)
Net derivative gains (losses) included in segment operating profit	$(10.3)	$25.0	$24.4

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 25, 2014, May 26, 2013, and May 27, 2012
(columnar dollars in millions except per share amounts)

As of May 25, 2014, the cumulative amount of net derivative gains from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $26.9 million. This amount reflected net gains of $25.7 million incurred during the fiscal year ended May 25, 2014, as well as net gains of $1.2 million incurred prior to fiscal 2014. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results gains of $26.5 million and $0.4 million to segment operating results in fiscal 2015 and 2016 and thereafter, respectively.
Other Information
At May 25, 2014, ConAgra Foods and its subsidiaries had approximately 32,800 employees, primarily in the United States. Approximately 41% of our employees are parties to collective bargaining agreements. Of the employees subject to collective bargaining agreements, approximately 16% are parties to collective bargaining agreements scheduled to expire during fiscal 2015.
Our operations are principally in the United States. With respect to operations outside of the United States, no single foreign country or geographic region was significant with respect to consolidated operations for fiscal 2014, 2013, and 2012. Foreign net sales, including sales by domestic segments to customers located outside of the United States, were approximately $2.2 billion, $1.9 billion, and $1.6 billion in fiscal 2014, 2013, and 2012, respectively. Our long-lived assets located outside of the United States are not significant.
Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 17% of consolidated net sales for each of fiscal 2014, 2013, and 2012, significantly impacting the Consumer Foods and Private Brands segments.
Wal-Mart Stores, Inc. and its affiliates accounted for approximately 14% and 15% of consolidated net receivables as of May 25, 2014 and May 26, 2013, respectively, significantly impacting the Consumer Foods and Private Brands segments.
21. QUARTERLY FINANCIAL DATA (Unaudited)

	2014				2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$4,180.8	$4,695.3	$4,389.7	$4,436.8	$3,302.3	$3,727.2	$3,833.8	$4,563.3
Gross profit	828.6	1,013.2	975.2	905.5	868.6	861.6	870.9	961.1
Income (loss) from discontinued operations, net of tax	2.2	19.0	(14.0)	(3.1)	(0.4)	(1.0)	0.5	0.2
Net income (loss) attributable to ConAgra Foods, Inc.	144.3	248.7	234.3	(324.2)	250.1	211.6	120.0	192.2
Earnings per share (1):
Basic earnings per share:
Net income (loss) attributable to ConAgra Foods, Inc. common stockholders	$0.34	$0.59	$0.56	$(0.77)	$0.61	$0.52	$0.29	$0.46
Diluted earnings per share:
Net income (loss) attributable to ConAgra Foods, Inc. common stockholders	$0.34	$0.58	$0.55	$(0.77)	$0.61	$0.51	$0.29	$0.45
Dividends declared per common share	$0.25	$0.25	$0.25	$0.25	$0.24	$0.25	$0.25	$0.25
Share price:
High	$37.23	$34.51	$34.05	$31.61	$25.93	$28.76	$33.92	$36.16
Low	32.83	30.09	28.50	28.26	23.81	24.99	28.29	33.52

(1)
Basic and diluted earnings per share are calculated independently for each of the quarters presented. Accordingly, the sum of the quarterly earnings per share amounts may not agree with the total year.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ConAgra Foods, Inc.:

We have audited the accompanying consolidated balance sheets of ConAgra Foods, Inc. and subsidiaries (the Company) as of May 25, 2014 and May 26, 2013, and the related consolidated statements of earnings, comprehensive income, common stockholders' equity, and cash flows for each of the years in the three-year period ended May 25, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ConAgra Foods, Inc. and subsidiaries as of May 25, 2014 and May 26, 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended May 25, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of May 25, 2014, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 16, 2014 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/  KPMG LLP

Omaha, Nebraska
July 16, 2014

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of May 25, 2014. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective.
Internal Control Over Financial Reporting
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated any change in the Company's internal control over financial reporting that occurred during the quarter covered by this report and determined that there was no change in the Company's internal control over financial reporting during the fourth quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

ConAgra Foods' management is responsible for establishing and maintaining adequate internal control over financial reporting of ConAgra Foods (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). ConAgra Foods' internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. ConAgra Foods' internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of ConAgra Foods; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of ConAgra Foods are being made only in accordance with the authorization of management and directors of ConAgra Foods; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of ConAgra Foods' assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of the changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

With the participation of ConAgra Foods' Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of ConAgra Foods' internal control over financial reporting as of May 25, 2014. In making this assessment, management used criteria established in Internal Control-Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management concluded that, as of May 25, 2014, its internal control over financial reporting was effective.

The effectiveness of ConAgra Foods' internal control over financial reporting as of May 25, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

/s/ GARY M. RODKIN Gary M. Rodkin President and Chief Executive Officer July 16, 2014	/s/ JOHN F. GEHRING John F. Gehring Executive Vice President and Chief Financial Officer July 16, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ConAgra Foods, Inc.:

We have audited ConAgra Foods, Inc.'s (the Company) internal control over financial reporting as of May 25, 2014, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, ConAgra Foods, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 25, 2014, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of May 25, 2014, and May 26, 2013, and the related consolidated statements of earnings, comprehensive income, common stockholders' equity, and cash flows for each of the years in the three-year period ended May 25, 2014, and our report dated July 16, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Omaha, Nebraska
July 16, 2014

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to our Directors will be set forth in the 2014 Proxy Statement under the heading “Voting Item #1: Election of Directors,” and the information is incorporated herein by reference.
Information regarding our executive officers is included in Part I of this Form 10-K under the heading “Executive Officers of the Registrant,” as permitted by Instruction 3 to Item 401(b) of Regulation S-K.
Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by our Directors, executive officers, and holders of more than ten percent of our equity securities will be set forth in the 2014 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” and the information is incorporated herein by reference.
Information with respect to the Audit / Finance Committee and the audit committee’s financial experts will be set forth in the 2014 Proxy Statement under the heading “Board Committees—Audit / Finance Committee,” and the information is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
Information with respect to director and executive compensation and our Human Resources Committee will be set forth in the 2014 Proxy Statement under the headings “Non-Employee Director Compensation,” “Board Committees—Human Resources Committee,” and “Executive Compensation,” and the information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners, directors and management will be set forth in the 2014 Proxy Statement under the heading “Information on Stock Ownership,” and the information is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information about shares of our common stock that may be issued upon the exercise of options, warrants, and rights under existing equity compensation plans as of our most recent fiscal year-end, May 25, 2014.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	23,650,574	$26.15	12,017,987
Equity compensation plans not approved by security holders	—	—	—
Total	23,650,574	$26.15	12,017,987

(1)
Column (a) includes 1,242,326 shares that could be issued under performance shares outstanding at May 25, 2014. The performance shares are earned and common stock issued if pre-set financial objectives are met. Actual shares issued may be equal to, less than, or greater than the number of outstanding performance shares included in column (a), depending on actual performance. Column (b) does not take these awards into account because they do not have an exercise price. The number of shares reflected in column (a) with respect to these performance shares assumes the vesting criteria will be achieved at target levels. Column (b) also excludes 3,030,303 restricted stock units and 760,775 deferral interests in deferred compensation plans that are included in column (a) but do not have an exercise price. The units vest and are payable in common stock after expiration of the time periods set forth in the related agreements. The interests in the deferred compensation plans are settled in common stock on the schedules selected by the participants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to Director independence and certain relationships and related transactions will be set forth in the 2014 Proxy Statement under the headings “Corporate Governance—Director Independence” and “Board Committees—Audit / Finance Committee,” and "Board Committee - Human Resources Committee" and the information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to the principal accountant will be set forth in the 2014 Proxy Statement under the heading “Voting Item #4: Ratification of the Appointment of Independent Auditor,” and the information is incorporated herein by reference.
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
July 16, 2014

By:	/s/ JOHN F. GEHRING
John F. Gehring
Executive Vice President and Chief Financial Officer
July 16, 2014

By:	/s/ ROBERT G. WISE
Robert G. Wise
Senior Vice President and Corporate Controller
July 16, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 16th day of July, 2014.

Gary M. Rodkin	Director
Mogens C. Bay*	Director
Stephen G. Butler*	Director
Steven F. Goldstone*	Director
Joie A. Gregor*	Director
Rajive Johri*	Director
W.G. Jurgensen*	Director
Richard H. Lenny*	Director
Ruth Ann Marshall*	Director
Andrew J. Schindler*	Director
Kenneth E. Stinson*	Director
Thomas K. Brown*	Director
*     John F. Gehring, by signing his name hereto, signs this annual report on behalf of each person indicated. Powers-of-Attorney authorizing John F. Gehring to sign this annual report on Form 10-K on behalf of each of the indicated Directors of ConAgra Foods, Inc. have been filed herein as Exhibit 24.

By:	/s/ JOHN F. GEHRING
John F. Gehring
Attorney-In-Fact

Schedule II
CONAGRA FOODS, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
For the Fiscal Years ended May 25, 2014, May 26, 2013, and May 27, 2012
(Dollars in millions)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Other		Deductions from Reserves		Balance at Close of Period
Year ended May 25, 2014
Allowance for doubtful receivables	$7.6	1.5	—		3.8	(2)	$5.3
Year ended May 26, 2013
Allowance for doubtful receivables	$5.9	0.6	2.3	(1)	1.2	(2)	$7.6
Year ended May 27, 2012
Allowance for doubtful receivables	$7.8	1.0	2.2	(1)	5.1	(2)	$5.9

(1)	Primarily allowances acquired through fiscal 2013 and 2012 business acquisitions.

(2)	Bad debts charged off and adjustments to previous reserves, less recoveries.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
ConAgra Foods, Inc.:
Under date of July 16, 2014, we reported on the consolidated balance sheets of ConAgra Foods, Inc. and subsidiaries (the Company) as of May 25, 2014 and May 26, 2013, and the related consolidated statements of earnings, comprehensive income, common stockholders’ equity, and cash flows for each of the years in the three-year period ended May 25, 2014, which are included in the Annual Report on Form 10-K of ConAgra Foods, Inc. for the fiscal year ended May 25, 2014. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule listed in the Index at Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.
In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/    KPMG LLP
Omaha, Nebraska
July 16, 2014

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
Master Agreement by and among ConAgra Foods, Inc., Cargill, Incorporated, CHS Inc. and HM Luxembourg S.A R.L. dated as of March 4, 2013, incorporated herein by reference to Exhibit 2.2 of ConAgra Foods' annual report on Form 10-K for the fiscal year ended May 26, 2013

*2.2.1
Amendment No. 1 dated April 30, 2013 to Master Agreement by and among ConAgra Foods, Inc., Cargill, Incorporated, CHS Inc. and HM Luxembourg S.A R.L., incorporated herein by reference to Exhibit 2.2.1 of ConAgra Foods' annual report on Form 10-K for the fiscal year ended May 26, 2013

*2.2.2
Acknowledgment and Amendment No. 2 dated May 31, 2013 to Master Agreement by and among ConAgra Foods, Inc., Cargill, Incorporated, CHS Inc. and HM Luxembourg S.A R.L., incorporated herein by reference to Exhibit 2.2.2 of ConAgra Foods' annual report on Form 10-K for the fiscal year ended May 26, 2013

*2.2.3
Acknowledgment and Amendment No. 3 to Master Agreement dated as of the 24th of July, 2013 by and among ConAgra Foods, Inc., Cargill, Incorporated, and CHS Inc. in connection with that certain Master Agreement, made as of the 4th day of March, 2013, incorporated herein by reference to Exhibit 2.1 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended February 23, 2014

*2.2.4
Acknowledgment and Amendment No. 4 to Master Agreement dated as of the 27th of March 2014, by and among ConAgra Foods, Inc., Cargill, Incorporated and CHS Inc. in connection with that certain Master Agreement, made as of the 4th day of March, 2013

*2.2.5
Acknowledgment and Amendment No. 5 to Master Agreement dated as of the 25th of May 2014, by and among ConAgra Foods, Inc., Cargill, Incorporated and CHS Inc. in connection with that certain Master Agreement, made as of the 4th day of March, 2013

3.1	ConAgra Foods' Certificate of Incorporation, as restated, incorporated herein by reference to Exhibit 3.1 of ConAgra Foods' current report on Form 8-K dated December 1, 2005

3.2	Amended and Restated By-Laws of ConAgra Foods, Inc., as Amended, incorporated herein by reference to Exhibit 3.1 of ConAgra Foods' current report on Form 8-K dated November 29, 2007

4.1
Indenture, dated as of October 8, 1990, between ConAgra Foods, Inc. and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A. and The Chase Manhattan Bank (National Association)), as trustee, incorporated by reference to Exhibit 4.1 of ConAgra Foods' Registration Statement on Form S-3 (Registration No. 033-36967)

**10.1
ConAgra Foods, Inc. Amended and Restated Non-Qualified CRISP Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.1 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended November 23, 2008

**10.1.1
Amendment One dated November 29, 2010 to the ConAgra Foods, Inc. Amended and Restated Non-Qualified CRISP Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.1 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended February 27, 2011

**10.2
ConAgra Foods, Inc. Non-Qualified Pension Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.2 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended November 23, 2008

**10.2.1
Amendment One dated December 3, 2009 to ConAgra Foods, Inc. Nonqualified Pension Plan, incorporated herein by reference to Exhibit 10.2 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended February 28, 2010

**10.2.2
Amendment Two dated November 29, 2010 to the ConAgra Foods, Inc. Non-Qualified Pension Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.2 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended February 27, 2011

**10.3
ConAgra Foods, Inc. Directors' Deferred Compensation Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.4 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended November 23, 2008

**10.3.1
Amendment One dated December 10, 2010 to ConAgra Foods, Inc. Directors' Deferred Compensation Plan (September, 2009 Restatement), incorporated herein by reference to Exhibit 10.4 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended February 27, 2011

**10.4
ConAgra Foods, Inc. Amended and Restated Voluntary Deferred Compensation Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.3 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended November 23, 2008

**10.4.1
Amendment One dated December 3, 2009 to the ConAgra Foods, Inc. Amended and Restated Voluntary Deferred Compensation Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.1 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended February 28, 2010

**10.4.2
Amendment Two dated November 29, 2010 to ConAgra Foods, Inc. Amended and Restated Voluntary Deferred Compensation Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.3 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended February 27, 2011

**10.4.3
Amendment Three dated March 6, 2013 to ConAgra Foods, Inc. Amended and Restated Voluntary Deferred Compensation Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.1 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended February 24, 2013

**10.4.4
Amendment Four dated May 21, 2013 to ConAgra Foods, Inc. Amended and Restated Voluntary Deferred Compensation Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.4.4 of ConAgra Foods' annual report on Form 10-K for the fiscal year ended May 26, 2013

**10.4.5
Amendment No. 5 dated December 9, 2013 to ConAgra Foods, Inc. Amended and Restated Voluntary Deferred Compensation Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.1 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended February 23, 2014

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

**10.10.3
Form of Stock Option Agreement for certain named executive officers (ConAgra Foods 2009 Stock Plan), incorporated herein by reference to Exhibit 10.6 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended August 30, 2009

**10.10.4
Form of Restricted Stock Unit Agreement (ConAgra Foods 2009 Stock Plan), incorporated herein by reference to Exhibit 10.3 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended August 30, 2009

**10.10.4.1
Form of Restricted Stock Unit Agreement (ConAgra Foods 2009 Stock Plan) (Choice Program), incorporated herein by reference to Exhibit 10.1 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended August 29, 2010

**10.10.4.2
Form of Restricted Stock Unit Agreement (ConAgra Foods 2009 Stock Plan) (Choice Program-post November 2010), incorporated herein by reference to Exhibit 10.5 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended February 27, 2011

**10.10.5
Form of Restricted Stock Unit Agreement for stock settled RSUs (ConAgra Foods 2009 Stock Plan post July 2012), incorporated herein by reference to Exhibit 10.1 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended August 26, 2012

**10.10.6
Form of Restricted Stock Unit Agreement (ConAgra Foods 2009 Stock Plan) (Ralcorp Transaction), incorporated herein by reference to Exhibit 10.10.6 of ConAgra Foods' annual report on Form 10-K for the fiscal year ended May 26, 2013

**10.10.7
Form of Restricted Stock Unit Agreement for Non-Employee Directors (ConAgra Foods 2009 Stock Plan), incorporated herein by reference to Exhibit 10.6 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended February 27, 2011

**10.10.8
Form of Restricted Stock Unit Agreement for Non-Employee Directors (ConAgra Foods 2009 Stock Plan) (post July 2012), incorporated herein by reference to Exhibit 10.2 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended August 26, 2012

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

**10.19	Amendment to Stock Option Agreements between ConAgra Foods, Inc. and Brian L. Keck dated March 14, 2014

**10.20
Letter Agreement between ConAgra Foods, Inc. and Paul Maass dated May 16, 2013, incorporated herein by reference to Exhibit 10.21 of ConAgra Foods' annual report on Form 10-K for the fiscal year ended May 26, 2013

**10.21	Summary of Non-Employee Director Compensation Program for the Fiscal 2014 Plan Year

10.22
Credit Agreement, dated as of September 14, 2011, by and among ConAgra Foods, Inc., JP Morgan Chase Bank, N.A., as administrative agent and a lender, Bank of America, N.A., as syndication agent and a lender, and the other financial institutions party thereto, incorporated herein by reference to Exhibit 10.2 of ConAgra Foods' quarterly report on Form10-Q for the Quarter Ended November 27, 2011

10.22.1
Amendment No. 1 to the Revolving Credit Agreement, entered into as of December 21, 2012, among ConAgra Foods, Inc., JPMorgan Chase Bank, N.A. as administrative agent and a lender and the other financial institutions party thereto, incorporated herein by reference to Exhibit 10.3 of ConAgra Foods' Current Report on Form 8-K filed December 27, 2012

10.22.2
Amendment No. 2 to the Revolving Credit Agreement entered into as of August 27, 2013, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods, quarterly report on Form 10-Q for the Quarter Ended November 24, 2013

10.23
Bridge Loan Agreement, entered into as of December 21, 2012, among ConAgra Foods, Inc. and Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, as sole lead arranger and sole bookrunner, and the other financial institutions party thereto, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods' Current Report on Form 8-K filed December 27, 2012

10.24
Term Loan Agreement, entered into as of December 21, 2012, among ConAgra Foods, Inc. and Bank of America, N.A., as administrative agent, JPMorgan Bank, N.A., as syndication agent and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, as sole lead arranger and sole bookrunner, and the other financial institutions party thereto, incorporated herein by reference to Exhibit 10.2 of ConAgra Foods' Current Report on Form 8-K filed December 27, 2012

12	Statement regarding computation of ratio of earnings to fixed charges

21	Subsidiaries of ConAgra Foods, Inc.

23	Consent of KPMG LLP

24	Powers of Attorney

31.1	Section 302 Certificate

31.2	Section 302 Certificate

32.1	Section 906 Certificates

101.1
The following materials from ConAgra Foods' Annual Report on Form 10-K for the year ended May 25, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Common Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

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

*END OF FORM 10-K*