Form 10-Q
period 2014-08-24
CONAGRA FOODS INC /DE/
filed 2014-09-29
CIK 23217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________________
FORM 10-Q
 ______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 24, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of issuer’s common stock, as of August 24, 2014, was 424,827,540.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions except per share amounts)
(unaudited)

	Thirteen Weeks Ended
	August 24, 2014	August 25, 2013
Net sales	$3,701.0	$3,715.8
Costs and expenses:
Cost of goods sold	2,997.2	2,923.7
Selling, general and administrative expenses	492.0	538.1
Interest expense, net	83.7	95.8
Income from continuing operations before income taxes and equity method investment earnings	128.1	158.2
Income tax expense	42.5	28.9
Equity method investment earnings	25.6	4.1
Income from continuing operations	111.2	133.4
Income from discontinued operations, net of tax	373.3	13.8
Net income	$484.5	$147.2
Less: Net income attributable to noncontrolling interests	2.2	2.9
Net income attributable to ConAgra Foods, Inc.	$482.3	$144.3
Earnings per share — basic
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$0.26	$0.31
Income from discontinued operations attributable to ConAgra Foods, Inc. common stockholders	0.88	0.03
Net income attributable to ConAgra Foods, Inc. common stockholders	$1.14	$0.34
Earnings per share — diluted
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$0.25	$0.30
Income from discontinued operations attributable to ConAgra Foods, Inc. common stockholders	0.87	0.04
Net income attributable to ConAgra Foods, Inc. common stockholders	$1.12	$0.34
Cash dividends declared per common share	$0.25	$0.25
See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Thirteen Weeks Ended
	August 24, 2014	August 25, 2013
Net income	$484.5	$147.2
Other comprehensive income:
Derivative adjustments, net of tax:
Unrealized derivative adjustments	—	45.5
Reclassification for derivative adjustments included in net income	(0.3)	0.1
Unrealized gains on available-for-sale securities, net of tax	0.1	0.1
Unrealized currency translation losses	(17.7)	(31.0)
Pension and post-employment benefit obligations, net of tax:
Unrealized pension and post-employment benefit obligations	2.8	(0.7)
Reclassification for pension and post-employment benefit obligations included in net income	(0.1)	0.5
Comprehensive income	469.3	161.7
Less: Comprehensive loss attributable to noncontrolling interests	(0.8)	(9.1)
Comprehensive income attributable to ConAgra Foods, Inc.	$470.1	$170.8
See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions except share data)
(unaudited)

	August 24, 2014	May 25, 2014
ASSETS
Current assets
Cash and cash equivalents	$133.7	$141.3
Receivables, less allowance for doubtful accounts of $4.5 and $4.0	1,080.4	1,058.4
Inventories	2,210.3	2,077.0
Prepaid expenses and other current assets	267.0	322.4
Current assets held for sale	—	631.7
Total current assets	3,691.4	4,230.8
Property, plant and equipment	7,243.1	7,108.8
Less accumulated depreciation	(3,575.5)	(3,472.8)
Property, plant and equipment, net	3,667.6	3,636.0
Goodwill	7,838.0	7,828.5
Brands, trademarks and other intangibles, net	3,175.6	3,204.9
Other assets	989.6	267.3
Noncurrent assets held for sale	10.9	198.9
	$19,373.1	$19,366.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable	$565.2	$141.8
Current installments of long-term debt	9.2	84.1
Accounts payable	1,441.8	1,349.3
Accrued payroll	174.1	154.3
Other accrued liabilities	709.8	748.1
Current liabilities held for sale	—	164.8
Total current liabilities	2,900.1	2,642.4
Senior long-term debt, excluding current installments	7,720.9	8,571.5
Subordinated debt	195.9	195.9
Other noncurrent liabilities	2,807.9	2,599.4
Noncurrent liabilities held for sale	—	2.0
Total liabilities	13,624.8	14,011.2
Commitments and contingencies (Note 13)
Common stockholders' equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 567,907,172	2,839.7	2,839.7
Additional paid-in capital	1,010.3	1,036.9
Retained earnings	5,386.6	5,010.6
Accumulated other comprehensive loss	(146.5)	(134.3)
Less treasury stock, at cost, 143,079,632 and 145,992,121 common shares	(3,428.8)	(3,494.4)
Total ConAgra Foods, Inc. common stockholders' equity	5,661.3	5,258.5
Noncontrolling interests	87.0	96.7
Total stockholders' equity	5,748.3	5,355.2
	$19,373.1	$19,366.4
See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Thirteen weeks ended
	August 24, 2014	August 25, 2013
Cash flows from operating activities:
Net income	$484.5	$147.2
Income from discontinued operations	373.3	13.8
Income from continuing operations	111.2	133.4
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	148.1	139.8
Asset impairment charges	2.8	2.1
Loss on sale of fixed assets	2.6	1.0
Earnings of affiliates less than (in excess of) distributions	(24.4)	1.8
Share-based payments expense	15.5	17.0
Contributions to pension plans	(3.0)	(4.5)
Pension expense	(3.6)	(2.2)
Other items	22.0	(8.2)
Change in operating assets and liabilities excluding effects of business acquisitions and dispositions:
Accounts receivable	(12.9)	30.4
Inventory	(128.6)	(172.6)
Deferred income taxes and income taxes payable, net	(23.3)	14.2
Prepaid expenses and other current assets	23.3	(0.6)
Accounts payable	105.3	63.9
Accrued payroll	26.3	(117.2)
Other accrued liabilities	(35.1)	47.5
Net cash flows from operating activities — continuing operations	226.2	145.8
Net cash flows from operating activities — discontinued operations	7.4	20.3
Net cash flows from operating activities	233.6	166.1
Cash flows from investing activities:
Additions to property, plant and equipment	(111.7)	(174.0)
Sale of property, plant and equipment	1.8	3.7
Purchase of business, net of cash acquired	(75.4)	—
Return of investment in equity method investee	402.9	—
Net cash flows from investing activities — continuing operations	217.6	(170.3)
Net cash flows from investing activities — discontinued operations	114.0	(7.3)
Net cash flows from investing activities	331.6	(177.6)
Cash flows from financing activities:
Net short-term borrowings	407.3	97.2
Issuance of long-term debt	550.0	—
Repayment of long-term debt	(1,486.7)	(2.3)
Repurchase of ConAgra Foods, Inc. common shares	—	(30.9)
Cash dividends paid	(105.5)	(104.8)
Exercise of stock options and issuance of other stock awards	27.1	62.9
Other items	(5.9)	0.5
Net cash flows from financing activities:	(613.7)	22.6
Effect of exchange rate changes on cash and cash equivalents	(0.9)	(0.8)
Net change in cash and cash equivalents	(49.4)	10.3
Discontinued operations cash activity included above:
Add: Cash balance included in assets held for sale at beginning of period	41.8	33.0
Less: Cash balance included in assets held for sale at end of period	—	12.8
Cash and cash equivalents at beginning of period	141.3	150.9
Cash and cash equivalents at end of period	$133.7	$181.4
See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For Weeks ended August 24, 2014 and August 25, 2013
(columnar dollars in millions except per share amounts)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The unaudited financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. The adjustments are of a normal recurring nature, except as otherwise noted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the ConAgra Foods, Inc. (the "Company," "we," "us," or "our") Annual Report on Form 10-K for the fiscal year ended May 25, 2014.
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
The following details the income tax expense (benefit) on components of other comprehensive income (loss):

	Thirteen Weeks Ended
	August 24, 2014	August 25, 2013
Net derivative adjustment	$(0.2)	$26.9
Unrealized gains on available-for-sale securities	—	0.1
Pension and postretirement healthcare liabilities	0.9	—
	$0.7	$27.0

The following table summarizes the reclassifications from accumulated other comprehensive loss into income :

	Thirteen Weeks Ended		Affected Line Item in the Condensed Consolidated Statement of Earnings
	August 24, 2014	August 25, 2013
Net derivative adjustment:
Fair value hedges	$—	$0.1	Interest expense, net
Cash flow hedges	(0.5)	—	Interest expense, net
	(0.5)	0.1	Total before tax
	0.2	—	Income tax expense
	$(0.3)	$0.1	Net of tax
Amortization of pension and postretirement healthcare liabilities:
Net prior service cost	$(1.1)	$(0.8)	Selling, general and administrative expenses
Net actuarial losses	0.9	1.6	Selling, general and administrative expenses
	(0.2)	0.8	Total before tax
	0.1	(0.3)	Income tax expense (benefit)
	$(0.1)	$0.5	Net of tax
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
Accounting Changes — In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which states that entities should present the unrecognized tax benefit as a reduction of the deferred tax asset for a net operating loss ("NOL") or similar tax loss or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the NOL or other carryforward under the tax law. No new disclosures are necessary. We adopted this ASU as of the beginning of fiscal 2015. This did not result in a material change to our financial statements.
In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Components of an Entity, which updates the definition of discontinued operations under U.S. Generally Accepted Accounting Principles (U.S. GAAP). Going forward, only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results will be reported as discontinued operations in the financial statements. Previously, a component of an entity that is a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group was eligible for discontinued operations presentation. Additionally, the condition that the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction has been removed. The effective date for the revised standard is for applicable transactions that occur within annual periods beginning on or after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. We adopted this standard in the first quarter of fiscal 2015. This has resulted in the presentation of historical results of our milling business, prior to the creation of the Ardent Mills joint venture, as discontinued operations.
Recently Issued Accounting Standards —In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP. The new standard is effective for the Company in our fiscal year 2018. Early adoption is not permitted. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. The standard permits the use of either the retrospective or cumulative effect transition method.

2. ACQUISITIONS
In July 2014, we acquired TaiMei Potato Industry Limited, a potato processor in China, for $92.5 million, consisting of $75.4 million net of cash acquired plus assumed liabilities. The purchase included property and equipment associated with making frozen potato products. Approximately $15.9 million of the purchase price has been classified as goodwill pending determination of the final purchase price allocation. The amount allocated to goodwill is not deductible for income tax purposes. Based on the purchase agreement, we expect to make adjustments to the preliminary allocation of the purchase price paid over the next several quarters. We do not anticipate assigning significant value to other intangible assets. This business is included in the Commercial Foods segment.
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

3. DISCONTINUED OPERATIONS, OTHER ASSETS HELD FOR SALE, AND THE FORMATION OF ARDENT MILLS
Formation of Ardent Mills
On May 29, 2014, the Company, Cargill, Incorporated, and CHS, Inc. completed the formation of Ardent Mills. In connection with the closing, we contributed all of the assets of ConAgra Mills, including $49.0 million of cash, to Ardent Mills, we received a 44% ownership interest in Ardent Mills, and Ardent Mills distributed $402.9 million to us in cash as a return of capital, subject to working capital adjustments. The contribution of the assets of ConAgra Mills in exchange for a non-controlling interest in the newly formed joint venture is required to be accounted for at fair value, and accordingly, we recognized a gain of $624.8 million ($381.2 million after-tax) in the first quarter of fiscal 2015 in income from discontinued operations, to reflect the excess of the fair value of our interest over its carrying value at the time of the transfer. As part of the formation of Ardent Mills flour milling joint venture, in the fourth quarter of fiscal 2014, pursuant to an agreement with the U.S. Department of Justice, we sold three flour milling facilities to Miller Milling Company LLC for total cash consideration of $163.0 million. In the first quarter of fiscal 2015, we used the net cash proceeds from the Ardent Mills transaction to repay debt. The operating results of our milling business, including the disposition of three mills aforementioned, are included as discontinued operations within our Condensed Consolidated Statement of Earnings. The related assets and liabilities have been reclassified as assets and liabilities held for sale within our Condensed Consolidated Balance Sheet for the period presented prior to divestiture. We expect to make adjustments to these amounts for final working capital adjustments in the second quarter of fiscal 2015.
We recognized the 44% ownership interest in Ardent Mills at fair value, as of the date of the formation of the joint venture. We now recognize our proportionate share of the earnings of Ardent Mills under the equity method of accounting within results of continuing operations. Due to differences in fiscal reporting periods, we recognized the equity method earnings on a lag of approximately one month; and as a result, we recognized only two months of earnings from Ardent Mills in the first quarter of fiscal 2015. At August 24, 2014, the carrying value of our equity method investment in Ardent Mills was $721.5 million, which is included in Other Assets.
We entered into transition services agreements in connection with this contribution and recognized $3.8 million of income during the first quarter of fiscal 2015, classified within selling, general and administrative expenses.
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

The summary comparative financial results of discontinued operations were as follows:

	Thirteen Weeks Ended
	August 24, 2014	August 25, 2013
Net sales	$16.2	$490.8
Net gain on sale of business	626.5	—
Income (loss) from operations of discontinued operations before income taxes and equity method investment earnings	(13.0)	19.4
Income before income taxes	613.5	19.4
Income tax expense	240.2	5.7
Equity method investment earnings	—	0.1
Income from discontinued operations, net of tax	$373.3	$13.8
Other Assets Held for Sale
During the third quarter of fiscal 2014, we began actively marketing for sale an onion processing facility previously acquired from an onion products supplier. The processing facility assets have been reclassified as assets held for sale within our Condensed Consolidated Balance Sheets for all periods presented. These assets are held within our Commercial Foods segment.
The assets and liabilities classified as held for sale reflected in our Condensed Consolidated Balance Sheets were as follows:

	August 24, 2014	May 25, 2014
Cash and cash equivalents	$—	$41.8
Receivables, less allowance for doubtful accounts of $0 and $1.2	—	172.4
Receivable on sale of flour milling assets	—	162.4
Inventories	—	215.6
Prepaid expenses and other current assets	—	39.5
Current assets held for sale	$—	$631.7
Property, plant and equipment, net	$10.9	$186.8
Goodwill	—	8.0
Brands, trademarks and other intangibles, net	—	0.9
Other assets	—	3.2
Noncurrent assets held for sale	$10.9	$198.9
Current installments of long-term debt	$—	$0.1
Accounts payable	—	143.1
Accrued payroll	—	2.3
Other accrued liabilities	—	19.3
Current liabilities held for sale	$—	$164.8
Senior long-term debt, excluding current installments	$—	$0.1
Other noncurrent liabilities	—	1.9
Noncurrent liabilities held for sale	$—	$2.0

4. RESTRUCTURING ACTIVITIES
Supply Chain and Administrative Efficiency Plan
We continue to execute a plan for the integration of Ralcorp Holdings, Inc. ("Ralcorp"), the optimization of the entire Company's supply chain network and improvement of selling, general and administrative effectiveness and efficiencies, which we refer to as the Supply Chain and Administrative Efficiency Plan (the "SCAE Plan"). As a part of this SCAE Plan, we expect to take actions to, among other things, continue the ongoing integration and restructuring of the operations of Ralcorp, optimize manufacturing assets, optimize the Company's dry distribution and mixing centers, improve operational effectiveness, and reduce overall costs in the Company's administrative areas.
Although we remain unable to make good faith estimates relating to the entire SCAE Plan, we are reporting on actions initiated through the end of the first quarter of fiscal 2015, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have resulted or will result in cash outflows. As of the date of this report, our Board of Directors has approved the incurrence of up to $325.0 million of expenses in connection with the SCAE Plan. We have incurred or expect to incur approximately $219.2 million of charges ($165.9 million of cash charges and $53.3 million of non-cash charges) for actions identified to date under the SCAE plan. In the first quarter of fiscal 2015 and 2014, we recognized charges of $21.1 million and $7.3 million, respectively, in relation to the SCAE Plan. We expect the SCAE Plan will be implemented over a multi-year period.
We anticipate that we will recognize the following pre-tax expenses in association with the SCAE Plan (amounts include charges recognized in fiscal 2013, 2014, and the first quarter of fiscal 2015):

	Consumer Foods	Commercial Foods	Private Brands	Corporate	Total
Multi-employer pension costs	$—	$—	$—	$11.4	$11.4
Other cost of goods sold	3.3	—	3.9	—	7.2
Total cost of goods sold	3.3	—	3.9	11.4	18.6
Severance and related costs	14.4	9.1	9.6	44.9	78.0
Fixed asset impairment / Loss on disposal	0.3	—	5.8	—	6.1
Accelerated depreciation	24.4	—	16.8	3.1	44.3
Other selling, general and administrative expenses	8.9	—	22.7	40.6	72.2
Total selling, general and administrative expenses	48.0	9.1	54.9	88.6	200.6
Consolidated total	$51.3	$9.1	$58.8	$100.0	$219.2
During the first quarter of fiscal 2015, we recognized the following pre-tax expenses for the SCAE Plan:

	Consumer Foods	Commercial Foods	Private Brands	Corporate	Total
Multi-employer pension costs	$—	$—	$—	$0.2	$0.2
Other cost of goods sold	—	—	0.6	—	0.6
Total cost of goods sold	—	—	0.6	0.2	0.8
Severance and related costs	1.4	4.3	0.7	0.1	6.5
Asset impairment	—	—	1.9	—	1.9
Accelerated depreciation	7.5	—	0.5	0.7	8.7
Other selling, general and administrative expenses	0.3	—	2.3	0.6	3.2
Total selling, general and administrative expenses	9.2	4.3	5.4	1.4	20.3
Consolidated total	$9.2	$4.3	$6.0	$1.6	$21.1
Included in the above results are $9.9 million of charges that have resulted or will result in cash outflows and $11.2 million in non-cash charges.

We recognized the following cumulative (plan inception to August 24, 2014) pre-tax expenses related to the SCAE Plan in our Condensed Consolidated Statement of Earnings:

	Consumer Foods	Commercial Foods	Private Brands	Corporate	Total
Multi-employer pension costs	$—	$—	$—	$11.4	$11.4
Other cost of goods sold	0.8	—	1.2	—	2.0
Total cost of goods sold	0.8	—	1.2	11.4	13.4
Severance and related costs	14.1	9.1	9.6	42.7	75.5
Asset impairment	0.3	—	5.8	—	6.1
Accelerated depreciation	9.9	—	15.6	1.3	26.8
Other selling, general and administrative expenses	0.3	—	7.3	3.8	11.4
Total selling, general and administrative expenses	24.6	9.1	38.3	47.8	119.8
Consolidated total	$25.4	$9.1	$39.5	$59.2	$133.2
Included in the above results are $99.0 million of charges that have resulted or will result in cash outflows and $34.2 million in non-cash charges.
Liabilities recorded for the SCAE Plan and changes therein for the first quarter of fiscal 2015 were as follows:

	Balance at May 25, 2014	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Changes in Estimates	Balance at August 24, 2014
Severance	$46.9	$7.0	$(23.1)	$(0.5)	$30.3
Multi-employer pension and other costs	11.2	—	—	0.2	11.4
Other costs	6.0	4.3	(5.0)	(1.1)	4.2
Total	$64.1	$11.3	$(28.1)	$(1.4)	$45.9
Acquisition-related Restructuring Costs
During fiscal 2012, we started incurring costs in connection with actions taken to attain synergies when integrating businesses acquired prior to the third quarter of fiscal 2013. These costs, collectively referred to as "acquisition-related restructuring costs", include severance and other costs associated with consolidating facilities and administrative functions. In connection with the acquisition-related restructuring costs, we incurred pre-tax cash and non-cash charges of $23.6 million ($21.1 million in the Consumer Foods segment and $2.5 million in Corporate expenses) cumulatively since inception. In the first quarter of fiscal 2015 and 2014, we incurred $0.2 million and $0.9 million, respectively, in the Consumer Foods segment. The acquisition-related restructuring costs are substantially complete.
Ralcorp Pre-acquisition Restructuring Plans
At the time of its acquisition, Ralcorp had certain initiatives underway designed to optimize its manufacturing and distribution networks. We refer to these actions and the related costs as "Ralcorp Pre-acquisition Restructuring Plans". These plans consisted of projects that involved, among other things, the exit of certain manufacturing facilities. In connection with the Ralcorp Pre-acquisition Restructuring Plans, we have incurred $3.7 million ($3.5 million in the Private Brands segment and $0.2 million in Corporate expenses) that have resulted or will result in cash outflows of $1.9 million and non-cash charges of $1.8 million. In the first quarter of fiscal 2014, we recognized charges of $1.3 million. At the end of fiscal 2014, the Ralcorp Pre-acquisition Restructuring Plans were substantially complete.

5. LONG-TERM DEBT
During the first quarter of fiscal 2015, we repurchased $225.0 million aggregate principal amount of senior notes due 2023, $200.0 million aggregate principal amount of senior notes due 2043, $25.0 million aggregate principal amount of senior notes due 2019, $25.0 million aggregate principal amount of senior notes due 2018, and $25.0 million aggregate principal amount of senior notes due 2017, in each case prior to maturity in a tender offer, resulting in a net loss of $16.3 million as a cost of early retirement of debt, including a $9.5 million tender premium.
During the first quarter of fiscal 2015, we repaid the remaining borrowings of our unsecured term loan facility (the "Term Loan Facility") of $900.0 million (with an interest rate at LIBOR plus 1.75% per annum), prior to maturity, resulting in a loss of $8.3 million as a cost of early retirement of debt. The Term Loan Facility was terminated after repayment.
During the first quarter of fiscal 2015, we issued $550.0 million aggregate principal amount of floating rate notes due July 21, 2016. The notes bear interest at a rate equal to three-month LIBOR plus 0.37% per annum.
Net interest expense consists of:

	Thirteen Weeks Ended
	August 24, 2014	August 25, 2013
Long-term debt	$85.6	$99.7
Short-term debt	0.5	0.3
Interest income	(0.5)	(0.5)
Interest capitalized	(1.9)	(3.7)
	$83.7	$95.8
During the third quarter of fiscal 2014, we entered into interest rate swap contracts to hedge the fair value of certain of our senior long-term debt instruments maturing in fiscal 2019 and 2020, effectively converting interest on this debt from fixed rate to floating rate (see Note 8). These swaps, which are designated as fair value hedges, reduced our interest expense by $2.6 million in the first quarter of fiscal 2015.
We entered into interest rate swaps during fiscal 2010 that effectively changed our interest rate on the senior long-term debt instrument that matured in fiscal 2014 from fixed to variable. During the second quarter of fiscal 2011, we terminated these interest rate swap contracts and received proceeds of $28.2 million. The cumulative adjustment to the fair value of the debt instrument that was hedged (the effective portion of the hedge) and was amortized as a reduction of interest expense over the remaining life of the debt instrument (through fiscal 2014). Net interest expense for the first quarter of fiscal 2014 was reduced by $2.3 million.

6. VARIABLE INTEREST ENTITIES
Variable Interest Entities Consolidated
We own a 49.99% interest in Lamb Weston BSW, LLC ("Lamb Weston BSW"), a potato processing venture with Ochoa Ag Unlimited Foods, Inc. ("Ochoa"). We provide all sales and marketing services to Lamb Weston BSW. Under certain circumstances, we could be required to compensate Ochoa for lost profits resulting from significant production shortfalls ("production shortfalls"). Commencing on June 1, 2018, or on an earlier date under certain circumstances, we have a contractual right to purchase the remaining equity interest in Lamb Weston BSW from Ochoa (the "call option"). We are currently subject to a contractual obligation to purchase all of Ochoa's equity investment in Lamb Weston BSW at the option of Ochoa (the "put option"). The purchase prices under the call option and the put option (the "options") are based on the book value of Ochoa's equity interest at the date of exercise, as modified by an agreed-upon rate of return for the holding period of the investment balance. The agreed-upon rate of return varies depending on the circumstances under which any of the options are exercised. As of August 24, 2014, the price at which Ochoa had the right to put its equity interest to us was $39.8 million. This amount is presented within other noncurrent liabilities in our Condensed Consolidated Balance Sheets. We have determined that Lamb Weston BSW is a variable interest entity and that we are the primary beneficiary of the entity. Accordingly, we consolidate the financial statements of Lamb Weston BSW.
We hold a promissory note from Lamb Weston BSW, the balance of which was $36.1 million at August 24, 2014. The promissory note is due in December 2015. The promissory note is currently accruing interest at a rate of LIBOR plus 200 basis points with a floor of 3.25%. In addition, as of August 24, 2014, we provided lines of credit of up to $15.0 million to Lamb Weston BSW. Borrowings under the lines of credit bear interest at a rate of LIBOR plus 200 basis points with a floor of 3.25%. The amounts owed by Lamb Weston BSW to the Company are not reflected in our Condensed Consolidated Balance Sheets, as they are eliminated in consolidation.
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
Due to the consolidation of this variable interest entity, we reflected in our Condensed Consolidated Balance Sheets:

	August 24, 2014	May 25, 2014
Cash and cash equivalents	$13.9	$17.7
Receivables, less allowance for doubtful accounts	21.3	19.1
Inventories	1.5	1.4
Prepaid expenses and other current assets	0.1	0.3
Property, plant and equipment, net	51.0	51.8
Goodwill	18.8	18.8
Brands, trademarks and other intangibles, net	6.5	6.7
Total assets	$113.1	$115.8
Accounts payable	$13.8	$11.7
Accrued payroll	0.8	0.5
Other accrued liabilities	0.7	0.6
Other noncurrent liabilities (noncontrolling interest)	28.9	33.3
Total liabilities	$44.2	$46.1
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
We hold a 50% interest in Lamb Weston RDO, a potato processing venture. We provide all sales and marketing services to Lamb Weston RDO. We receive a fee for these services based on a percentage of the net sales of the venture. We reflect the value of our ownership interest in this venture in other assets in our Condensed Consolidated Balance Sheets, based upon the equity method of accounting. The balance of our investment was $12.2 million and $12.6 million at August 24, 2014 and May 25, 2014, respectively, representing our maximum exposure to loss as a result of our involvement with this venture. The capital structure of Lamb Weston RDO includes owners' equity of $24.4 million and term borrowings from banks of $42.8 million as of August 24, 2014. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this venture.
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

7. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
The change in the carrying amount of goodwill for the first quarter of fiscal 2015 was as follows:

	Consumer Foods	Commercial Foods	Private Brands	Total
Balance as of May 25, 2014	$3,748.5	$865.4	$3,214.6	$7,828.5
Acquisitions	—	15.9	—	15.9
Currency translation and purchase accounting adjustments	(4.8)	—	(1.6)	(6.4)
Balance as of August 24, 2014	$3,743.7	$881.3	$3,213.0	$7,838.0
Other identifiable intangible assets were as follows:

	August 24, 2014		May 25, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$1,057.9	$—	$1,059.5	$—
Amortizing intangible assets	2,375.1	257.4	2,376.1	230.7
	$3,433.0	$257.4	$3,435.6	$230.7
Non-amortizing intangible assets are comprised of brands and trademarks.
Amortizing intangible assets, carrying a weighted average life of approximately 23 years, are principally composed of customer relationships, licensing arrangements, and intellectual property. Based on amortizing assets recognized in our Condensed Consolidated Balance Sheet as of August 24, 2014, amortization expense is estimated to average $108.2 million for each of the next five years.

8. DERIVATIVE FINANCIAL INSTRUMENTS
Our operations are exposed to market risks from adverse changes in commodity prices affecting the cost of raw materials and energy, foreign currency exchange rates, and interest rates. In the normal course of business, these risks are managed through a variety of strategies, including the use of derivatives.
Commodity and commodity index futures and option contracts are used from time to time to economically hedge commodity input prices on items such as natural gas, vegetable oils, proteins, packaging materials, dairy, grains, and electricity. Generally, we economically hedge a portion of our anticipated consumption of commodity inputs for periods of up to 36 months. We may enter into longer-term economic hedges on particular commodities, if deemed appropriate. As of August 24, 2014, we had economically hedged certain portions of our anticipated consumption of commodity inputs using derivative instruments with expiration dates through March 2016.
In order to reduce exposures related to changes in foreign currency exchange rates, we enter into forward exchange, option, or swap contracts from time to time for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of August 24, 2014, we had economically hedged certain portions of our foreign currency risk in anticipated transactions using derivative instruments with expiration dates through May 2017.
From time to time, we may use derivative instruments, including interest rate swaps, to reduce risk related to changes in interest rates. This includes, but is not limited to, hedging against increasing interest rates prior to the issuance of long-term debt and hedging the fair value of our senior long-term debt.

Derivatives Designated as Cash Flow Hedges
During fiscal 2013, we entered into interest rate swap contracts to hedge a portion of the interest rate risk related to our issuance of long-term debt to partially finance the acquisition of Ralcorp. We settled these contracts during the third quarter of fiscal 2013 resulting in a deferred gain of $4.2 million on senior notes maturing in 2043 and a deferred loss of $2.0 million on senior notes maturing in 2023, both recognized in accumulated other comprehensive loss. These amounts are being amortized as a component of net interest expense over the lives of the related debt instruments. The unamortized amounts of the deferred gain and deferred loss at August 24, 2014 were $3.0 million and $1.4 million, respectively.
Derivatives Designated as Fair Value Hedges
During the third quarter of fiscal 2014, we entered into interest rate swap contracts to hedge the fair value of certain of our senior long-term debt instruments maturing in fiscal 2019 and 2020, effectively converting interest on this debt from fixed rate to floating rate. We designated these interest rate swap contracts as fair value hedges of the debt instruments.
Changes in fair value of such derivative instruments are immediately recognized in earnings along with changes in the fair value of the items being hedged (based solely on the change in the benchmark interest rate). In the first quarter of fiscal 2015, we recognized a loss of $2.2 million representing the fair value of the interest rate swap contracts and a gain of $2.5 million representing the change in fair value of the related senior long-term debt. The net gain of $0.3 million is classified within selling, general and administrative expenses.
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
All derivative instruments are recognized on the balance sheets at fair value (refer to Note 16 for additional information related to fair value measurements). The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. In accordance with generally accepted accounting principles, we offset certain derivative asset and liability balances, as well as certain amounts representing rights to reclaim cash collateral and obligations to return cash collateral, where master netting agreements provide for legal right of setoff. At August 24, 2014, $18.0 million, representing a right to reclaim cash collateral, was included in prepaid expenses and other current assets, and at May 25, 2014, $6.2 million, representing an obligation to return cash collateral, was included in other accrued liabilities in our Condensed Consolidated Balance Sheets.
Derivative assets and liabilities and amounts representing a right to reclaim cash collateral or obligation to return cash collateral were reflected in our Condensed Consolidated Balance Sheets as follows:

	August 24, 2014	May 25, 2014
Prepaid expenses and other current assets	$31.2	$38.8
Other accrued liabilities	13.1	10.4

The following table presents our derivative assets and liabilities, at August 24, 2014, on a gross basis, prior to the setoff of $0.4 million to total derivative assets and $17.6 million to total derivative liabilities where legal right of setoff existed:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts	Prepaid expenses and other current assets	$6.9	Other accrued liabilities	$—
Total derivatives designated as hedging instruments		$6.9		$—
Commodity contracts	Prepaid expenses and other current assets	$12.1	Other accrued liabilities	$30.7
Foreign exchange contracts	Prepaid expenses and other current assets	10.9	Other accrued liabilities	—
Other	Prepaid expenses and other current assets	0.9	Other accrued liabilities	—
Total derivatives not designated as hedging instruments		$23.9		$30.7
Total derivatives		$30.8		$30.7
The following table presents our derivative assets and liabilities at May 25, 2014, on a gross basis, prior to the setoff of $13.0 million to total derivative assets and $6.8 million to total derivative liabilities where legal right of setoff existed:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts	Prepaid expenses and other current assets	$9.1	Other accrued liabilities	$—
Total derivatives designated as hedging instruments		$9.1		$—
Commodity contracts	Prepaid expenses and other current assets	$28.6	Other accrued liabilities	$13.9
Foreign exchange contracts	Prepaid expenses and other current assets	13.4	Other accrued liabilities	3.3
Other	Prepaid expenses and other current assets	0.7	Other accrued liabilities	—
Total derivatives not designated as hedging instruments		$42.7		$17.2
Total derivatives		$51.8		$17.2

The location and amount of gains (losses) from derivatives not designated as hedging instruments in our Condensed Consolidated Statements of Earnings were as follows:

Derivatives Not Designated as Hedging Instruments	Location in Condensed Consolidated Statement of Earnings of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized on Derivatives in Condensed Consolidated Statement of Earnings for the Thirteen Weeks Ended
		August 24, 2014	August 25, 2013
Commodity contracts	Cost of goods sold	(38.6)	(15.5)
Foreign exchange contracts	Cost of goods sold	0.3	(1.2)
Foreign exchange contracts	Selling, general and administrative expense	0.3	0.6
Interest rate contracts	Selling, general and administrative expense	(1.4)	—
Total loss from derivative instruments not designated as hedging instruments		$(39.4)	$(16.1)
As of August 24, 2014, our open commodity contracts had a notional value (defined as notional quantity times market value per notional quantity unit) of $1.1 billion for both purchase and sales contracts. As of May 25, 2014, our open commodity contracts had a notional value of $1.4 billion for both purchase and sales contracts. The notional amount of our foreign currency forward and cross currency swap contracts as of August 24, 2014 and May 25, 2014 was $113.5 million and $170.1 million, respectively.
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
At August 24, 2014, the maximum amount of loss due to the credit risk of the counterparties, had the counterparties failed to perform according to the terms of the contracts, was $18.7 million.

9. SHARE-BASED PAYMENTS
For the first quarter of fiscal 2015 and 2014, we recognized total stock-based compensation expense (including stock options, restricted stock units, cash-settled restricted stock units, and performance shares) of continuing and discontinued operations of $17.1 million and $17.4 million, respectively. Included in the total stock-based compensation expense for the first quarter of fiscal 2015 was $0.4 million related to restricted stock units and cash-settled restricted stock units granted to employees of Ardent Mills prior to formation of the joint venture. Also included in the total stock-based compensation expense for the first quarter of fiscal 2015 and 2014 was $0.3 million and $0.2 million, respectively, related to stock options granted by a subsidiary in the subsidiary's shares to the subsidiary's employees. For the first quarter of fiscal 2015, we granted 0.7 million restricted stock units at a weighted average grant date price of $30.94, 0.9 million cash-settled restricted stock units at a weighted average grant date price of $30.89, 3.8 million stock options at a weighted average exercise price of $30.89, and 0.4 million performance shares at a weighted average grant date price of $30.89.
Performance shares are granted to selected executives and other key employees with vesting contingent upon meeting various Company-wide performance goals. The performance goals for the performance period ending in fiscal 2015 are based upon our operating cash flow return on operations, a measure of operating cash flow as a percentage of invested capital, and revenue growth, each measured over a defined performance period. The performance goals for the performance periods ending in fiscal 2016 and 2017 are based upon our earnings before interest, taxes, depreciation, and amortization ("EBITDA") return on capital, and revenue growth, each measured over the defined performance period. The awards actually earned will range from zero to two hundred twenty percent of the targeted number of performance shares for each of the performance periods. A payout equal to 25% of approved target incentive is required to be paid out if we achieve a threshold level of cash flow return on operations for the performance period ending in fiscal 2015, and a threshold level of EBITDA return on capital for the performance periods ending in fiscal 2016 and 2017. Awards, if earned, will be paid in shares of our common stock. Subject to limited exceptions set forth in the performance share plan, any shares earned will be distributed at the end of the performance period. The value of the performance shares is adjusted based upon the market price of our common stock at the end of each reporting period and amortized as compensation expense over the vesting period.

The weighted average Black-Scholes assumptions for stock options granted during the first quarter of fiscal 2015 were as follows:

Expected volatility (%)	17.44
Dividend yield (%)	3.12
Risk-free interest rate (%)	1.62
Expected life of stock option (years)	4.92
The weighted average value of stock options granted during the first quarter of fiscal 2015 was $3.28 per option based upon a Black-Scholes methodology.

10. EARNINGS PER SHARE
Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock unit awards, and other dilutive securities.
The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	Thirteen Weeks Ended
	August 24, 2014	August 25, 2013
Net income available to ConAgra Foods, Inc. common stockholders:
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$109.0	$130.5
Income from discontinued operations, net of tax, attributable to ConAgra Foods, Inc. common stockholders	373.3	13.8
Net income attributable to ConAgra Foods, Inc. common stockholders	$482.3	$144.3
Less: Increase in redemption value of noncontrolling interests in excess of earnings allocated	0.4	0.4
Net income available to ConAgra Foods, Inc. common stockholders	$481.9	$143.9
Weighted average shares outstanding:
Basic weighted average shares outstanding	423.9	421.1
Add: Dilutive effect of stock options, restricted stock unit awards, and other dilutive securities	5.4	7.1
Diluted weighted average shares outstanding	429.3	428.2
For the first quarter of fiscal 2015 and 2014, there were 4.8 million and 1.7 million stock options outstanding, respectively, that were excluded from the computation of shares contingently issuable upon the exercise of stock options because exercise prices exceeded the average market value of our common stock during the period.

11. INVENTORIES
The major classes of inventories were as follows:

	August 24, 2014	May 25, 2014
Raw materials and packaging	$469.1	$498.6
Work in process	136.7	118.6
Finished goods	1,477.2	1,335.3
Supplies and other	127.3	124.5
Total	$2,210.3	$2,077.0

12. INCOME TAXES
Our income tax expense from continuing operations for the first quarter of fiscal 2015 and 2014 was $42.5 million and $28.9 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) from continuing operations was approximately 28% and 18% for the first quarter of fiscal 2015 and 2014, respectively. The effective tax rate for the first quarter of fiscal 2015 reflects the resolution of uncertain tax positions. The low effective tax rate for the first quarter of fiscal 2014 was primarily due to a change in estimate related to the tax methods used for certain international sales, a change in deferred state tax rates relating to the integration of Ralcorp activity for tax purposes, and the settlement of a tax issue in Mexico that was previously reserved.
The amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $75.1 million as of August 24, 2014 and $84.9 million as of May 25, 2014. Included in the balance was $8.2 million as of both August 24, 2014 and May 25, 2014, for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. Any associated interest and penalties imposed would affect the tax rate. The gross unrecognized tax benefits excluded related liabilities for gross interest and penalties of $26.9 million and $29.6 million as of August 24, 2014 and May 25, 2014, respectively.
The net amount of unrecognized tax benefits at August 24, 2014 and May 25, 2014 that, if recognized, would impact the Company's effective tax rate was $44.1 million and $50.8 million, respectively. Recognition of these tax benefits would have a favorable impact on the Company's effective tax rate.
We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by up to $19.7 million over the next twelve months due to various federal, state, and foreign audit settlements and the expiration of statutes of limitations.

13. CONTINGENCIES
In fiscal 1991, we acquired Beatrice Company ("Beatrice"). As a result of the acquisition of Beatrice and the significant pre-acquisition contingencies of the Beatrice businesses and its former subsidiaries, our condensed consolidated post-acquisition financial statements reflect liabilities associated with the estimated resolution of these contingencies. These include various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by us. The litigation includes suits against a number of lead paint and pigment manufacturers, including ConAgra Grocery Products Company, a wholly owned subsidiary of the Company ("ConAgra Grocery Products"), and the Company as alleged successors to W. P. Fuller Co., a lead paint and pigment manufacturer owned and operated by Beatrice until 1967. Although decisions favorable to us have been rendered in Rhode Island, New Jersey, Wisconsin, and Ohio, we remain a defendant in active suits in Illinois and California. The Illinois suit seeks class-wide relief for reimbursement of costs associated with the testing of lead levels in blood. In California, a number of cities and counties have joined in a consolidated action seeking abatement of the alleged public nuisance. On September 23, 2013, a trial of the California case concluded in the Superior Court of California for the County of Santa Clara, and on January 27, 2014, the court entered Judgment (the "Judgment") against ConAgra Grocery Products and two other defendants, which orders the creation of a California abatement fund in the amount of $1.15 billion. Liability is joint and several. The Company believes ConAgra Grocery Products did not inherit any liabilities of W. P. Fuller Co. The Company will continue to vigorously defend itself in this case and has appealed the Judgment to The Court of Appeal of the State of California Sixth Appellate District. The Company expects the appeal process will last several years. The absence of any linkage between ConAgra Grocery Products and W. P. Fuller Co. is a critical issue that the Company will continue to advance throughout the appeals process. It is not possible to estimate exposure in this case or the remaining case in Illinois (which is based on different legal theories). If ultimately necessary, the Company will look to its insurance policies for coverage; its carriers are on notice. However, the Company cannot absolutely assure that the final resolution of this matter will not have a material adverse effect on its financial condition, results of operations, or liquidity.
The environmental proceedings associated with Beatrice include litigation and administrative proceedings involving Beatrice's status as a potentially responsible party at 37 Superfund, proposed Superfund, or state-equivalent sites. These sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. Beatrice has paid or is in the process of paying its liability share at 33 of these sites. Reserves for these matters have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The reserves for Beatrice-related environmental matters totaled $61.2 million as of August 24, 2014, a majority of which relates to the Superfund and state-equivalent sites referenced above. We expect expenditures for Beatrice-related environmental matters to continue for up to 18 years.
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
We guarantee certain leases resulting from the 2002 divestiture of our fresh beef and pork operations. The remaining terms of these arrangements do not exceed two years and the maximum amount of future payments we have guaranteed was $4.7 million as of August 24, 2014.
We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At August 24, 2014, the amount of supplier loans we have effectively guaranteed was $56.7 million. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.
We were a party to a supply agreement with an onion processing company where we had guaranteed, under certain conditions, repayment of a secured loan (the "Secured Loan") of this onion products supplier to the supplier's lender. The amount of our guarantee was $25.0 million. During the fourth quarter of fiscal 2012, we received notice from the lender that the supplier had defaulted on the Secured Loan and we exercised our option to purchase the Secured Loan from the lender for $40.8 million, thereby assuming first-priority secured rights to the underlying collateral for the amount of the Secured Loan, and cancelling our guarantee. The supplier filed for bankruptcy during the fourth quarter of fiscal 2012 and during the second quarter of fiscal 2013, we acquired ownership and all rights to the underlying collateral, consisting of agricultural land and an onion processing facility. During the third quarter of fiscal 2013, we recognized an impairment charge of $10.2 million in our Commercial Foods segment to reduce the carrying amount of these assets to their estimated fair value based upon updated appraisals. During the second quarter of fiscal 2014, we recognized an additional impairment charge of $8.9 million in our Commercial Foods segment to reduce the carrying amount of the processing facility to its estimated fair value based upon expected sales proceeds. In the fourth quarter of fiscal 2014, we sold the land and recognized a gain of $5.1 million in our Commercial Foods segment. Based on our estimate of the value of the processing facility, we expect to recover the remaining carrying value through our sale of this asset.
Federal income tax credits were generated related to our sweet potato production facility in Delhi, Louisiana. Third parties invested in certain of these income tax credits. We have guaranteed these third parties the face value of these income tax credits over their statutory lives, through fiscal 2017, in the event that the income tax credits are recaptured or reduced. The face value of the income tax credits was $26.7 million as of August 24, 2014. We believe the likelihood of the recapture or reduction of the income tax credits is remote, and therefore we have not established a liability in connection with this guarantee.
We are a party to a number of lawsuits and claims arising out of our ongoing business operations. Among these, there are lawsuits, claims, and matters related to the February 2007 recall of our peanut butter products. Among the matters outstanding during fiscal 2014 related to the peanut butter recall is an ongoing investigation by the U.S. Attorney's office in Georgia and the Consumer Protection Branch of the Department of Justice. In fiscal 2011, we received formal requests from the U.S. Attorney's office in Georgia seeking a variety of records and information related to the operations of our peanut butter manufacturing facility in Sylvester, Georgia. These requests relate to the June 2007 execution of a search warrant at our facility following the February 2007 recall. During fiscal 2013 and 2012, we recognized charges of $7.5 million and $17.5 million, respectively, in connection with this matter. We have been and continue to be engaged in ongoing discussions with the U.S. Attorney's office and the Department of Justice in regard to the investigation. We are pursuing a negotiated resolution, which we believe will likely involve a misdemeanor criminal disposition under the Food, Drug & Cosmetics Act. During the fourth quarter of fiscal 2014, we reduced our accrual by $6.7 million and during the first quarter of fiscal 2015, we further reduced our accrual by $5.8 million, based on ongoing discussions with the U.S. Attorney's office and the Department of Justice. After taking into account liabilities recorded for these matters, we believe the ultimate resolution of this matter should not have a material adverse effect on our financial conditions, results of operations, or liquidity.
In addition to the investigation noted above, we were previously engaged in litigation against an insurance carrier to recover our settlement expenditures and defense costs associated with the peanut butter recall. During fiscal 2009, we recognized a charge of $24.8 million in connection with the insurance coverage dispute. During the fourth quarter of fiscal 2013, we reached a settlement on the insurance dispute, pursuant to which we were paid $25.0 million, in addition to retaining the defense costs previously reimbursed to us. We recognized the $25.0 million in income as a reduction to selling, general and administrative ("SG&A") expenses during fiscal 2013. In the fourth quarter of fiscal 2014, we received an additional reimbursement of settlement and defense costs of $3.5 million related to this matter, which was recognized in income as a reduction to SG&A expenses.

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
In April 2010, an accidental explosion occurred at our flour milling facility in Chester, Illinois. Two employees of a subcontractor and one employee of the primary contractor, Westside Salvage ("Westside"), on the site at the time of the accident suffered injuries. Suit was initiated against Westside and the Company for personal injury claims. During the first quarter of fiscal 2013, a jury in Federal Court sitting in East St. Louis, Illinois, returned a verdict against the Company and Westside and in favor of the three employees. The verdict was in the amount of $77.5 million in compensatory damages apportioned between the Company and Westside and $100.0 million in punitive damages against the Company. Post-trial motions were filed by the Company and the trial court reduced the punitive award by approximately $7 million. We filed an appeal with the Seventh Federal Circuit Court of Appeals on the verdict and the damages in the third quarter of fiscal 2013. The appeal was argued in the second quarter of fiscal 2014 and on September 9, 2014, the Court of Appeals rendered a unanimous decision reversing the judgment against the Company in its entirety. The decision is potentially subject to further appeal. In the event of an appeal, we will defend this action vigorously and any exposure from an adverse ruling on appeal is expected to be limited to the applicable insurance deductible.
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
Components of pension benefit and other postretirement benefit costs included:

	Pension Benefits
	Thirteen Weeks Ended
	August 24, 2014	August 25, 2013
Service cost	$22.1	$22.3
Interest cost	40.4	37.8
Expected return on plan assets	(67.0)	(63.2)
Amortization of prior service cost	0.9	0.9
Special termination benefits	6.9	—
Benefit cost — Company plans	3.3	(2.2)
Pension benefit cost — multi-employer plans	3.2	3.1
Total benefit cost	$6.5	$0.9

	Postretirement Benefits
	Thirteen Weeks Ended
	August 24, 2014	August 25, 2013
Service cost	$0.1	$0.2
Interest cost	2.5	2.4
Amortization of prior service cost	(2.0)	(1.8)
Recognized net actuarial loss	0.9	1.7
Total cost	$1.5	$2.5
During the first quarter of fiscal 2015, we contributed $3.0 million to our pension plans and contributed $4.9 million to our other postretirement plans. Based upon the current funded status of the plans and the current interest rate environment, we anticipate making further contributions of approximately $9.9 million to our pension plans for the remainder of fiscal 2015. We anticipate making further contributions of $20.6 million to our other postretirement plans during the remainder of fiscal 2015. These estimates are based on ERISA guidelines, current tax laws, plan asset performance, and liability assumptions, which are subject to change.
Special termination benefits granted in connection with the formation of Ardent Mills resulted in the recognition of $6.9 million of expense in the first quarter of fiscal 2015. This expense was included in results of discontinued operations.

15. STOCKHOLDERS' EQUITY
The following table presents a reconciliation of our stockholders' equity accounts for the thirteen weeks ended August 24, 2014:

	ConAgra Foods, Inc. Stockholders' Equity
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at May 25, 2014	567.9	$2,839.7	$1,036.9	$5,010.6	$(134.3)	$(3,494.4)	$96.7	$5,355.2
Stock option and incentive plans			(26.2)	(0.1)		65.6		39.3
Currency translation adjustment					(14.7)		(3.0)	(17.7)
Unrealized gain on securities					0.1			0.1
Derivative adjustment, net of reclassification adjustment					(0.3)			(0.3)
Activities of noncontrolling interests			(0.4)				(6.7)	(7.1)
Pension and postretirement healthcare benefits					2.7			2.7
Dividends declared on common stock; $0.25 per share				(106.2)				(106.2)
Net income attributable to ConAgra Foods, Inc.				482.3				482.3
Balance at August 24, 2014	567.9	$2,839.7	$1,010.3	$5,386.6	$(146.5)	$(3,428.8)	$87.0	$5,748.3

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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of August 24, 2014:

	Level 1	Level 2	Level 3	Net Value
Assets:
Derivative assets	$12.5	$18.7	$—	$31.2
Available-for-sale securities	2.2	—	—	2.2
Deferred compensation assets	5.6	—	—	5.6
Total assets	$20.3	$18.7	$—	$39.0
Liabilities:
Derivative liabilities	$—	$13.1	$—	$13.1
Deferred compensation liabilities	46.2	—	—	46.2
Total liabilities	$46.2	$13.1	$—	$59.3
The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of May 25, 2014:

	Level 1	Level 2	Level 3	Net Value
Assets:
Derivative assets	$8.5	$30.3	$—	$38.8
Available-for-sale securities	2.1	—	—	2.1
Deferred compensation assets	5.6	—	—	5.6
Total assets	$16.2	$30.3	$—	$46.5
Liabilities:
Derivative liabilities	$—	$10.4	$—	$10.4
Deferred compensation liabilities	43.7	—	—	43.7
Total liabilities	$43.7	$10.4	$—	$54.1
Certain assets and liabilities, including long-lived assets, goodwill, asset retirement obligations, and cost and equity investments are measured at fair value on a nonrecurring basis. There were no significant fair value measurement losses recognized for such assets and liabilities in the periods reported.
The carrying amount of long-term debt (including current installments) was $7.9 billion as of August 24, 2014 and $8.9 billion as of May 25, 2014. Based on current market rates, the fair value of this debt (level 2 liabilities) at August 24, 2014 and May 25, 2014, was estimated at $8.6 billion and $9.5 billion, respectively. Included in the August 24, 2014 and May 25, 2014 long-term debt carrying amount, and excluded from the above fair value table, is $0.5 billion of hedged debt that, along with the related hedge instruments, is adjusted for changes in fair value based solely on the change in the related benchmark interest rate (see Note 8).

17. BUSINESS SEGMENTS AND RELATED INFORMATION
We report our operations in three reporting segments: Consumer Foods, Commercial Foods, and Private Brands.
The Consumer Foods reporting segment includes branded food sold in various retail channels primarily in North America. Our food products are found in a variety of categories (meals, entrees, condiments, sides, snacks, and desserts) throughout grocery and convenience stores across frozen, refrigerated, and shelf-stable temperature classes.
The Commercial Foods reporting segment includes commercially branded and private branded food and ingredients, which are sold primarily to commercial, foodservice, food manufacturing, and industrial customers. The segment's primary food items include: frozen potato and sweet potato items and a variety of vegetable, spice, and frozen bakery goods which are sold under brands such as Lamb Weston® and Spicetec Flavors & Seasonings®.

The Private Brands reporting segment principally includes private brand and customized food products which are sold in various retail channels, primarily in North America. The products include a variety of categories including: cereal products, snacks, sauces and spreads, pasta, and frozen bakery products.
We do not aggregate operating segments when determining our reporting segments.
Intersegment sales have been recorded at amounts approximating market. Operating profit for each of the segments is based on net sales less all identifiable operating expenses. General corporate expense, net interest expense, and income taxes have been excluded from segment operations.

	Thirteen Weeks Ended
	August 24, 2014	August 25, 2013
Net sales
Consumer Foods	$1,632.3	$1,649.4
Commercial Foods	1,088.3	1,068.9
Private Brands	980.4	997.5
Total net sales	$3,701.0	$3,715.8
Operating profit
Consumer Foods	$190.0	$165.0
Commercial Foods	121.1	137.1
Private Brands	41.9	65.5
Total operating profit	$353.0	$367.6
Equity method investment earnings
Consumer Foods	$0.3	$0.4
Commercial Foods	25.3	3.7
Total equity method investment earnings	$25.6	$4.1
Operating profit plus equity method investment earnings
Consumer Foods	$190.3	$165.4
Commercial Foods	146.4	140.8
Private Brands	41.9	65.5
Total operating profit plus equity method investment earnings	$378.6	$371.7
General corporate expense	$141.2	$113.6
Interest expense, net	83.7	95.8
Income tax expense	42.5	28.9
Income from continuing operations	$111.2	$133.4
Less: Net income attributable to noncontrolling interests	2.2	2.9
Income from continuing operations attributable to ConAgra Foods, Inc.	$109.0	$130.5
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

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen Weeks Ended
	August 24, 2014	August 25, 2013
Net derivative losses incurred	$(38.3)	$(18.1)
Less: Net derivative gains allocated to reporting segments	12.0	2.8
Net derivative losses recognized in general corporate expenses	$(50.3)	$(20.9)
Net derivative gains allocated to Consumer Foods	$3.7	$1.9
Net derivative gains allocated to Commercial Foods	3.1	1.7
Net derivative gains (losses) allocated to Private Brands	5.2	(0.8)
Net derivative gains included in segment operating profit	$12.0	$2.8
As of August 24, 2014, the cumulative amount of net derivative losses from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $23.4 million. This amount reflected net losses of $38.3 million incurred during the thirteen weeks ended August 24, 2014, as well as net gains of $14.9 million incurred prior to fiscal 2015. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results losses of $20.7 million in fiscal 2015 and losses of $2.7 million to segment operating results in fiscal 2016 and thereafter, respectively.
Other Information
Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for 19% and 18% of consolidated net sales in the first quarter of fiscal 2015 and 2014, respectively, primarily in the Consumer Foods and Private Brands segments.
Wal-Mart Stores, Inc. and its affiliates accounted for approximately 17% and 16% of consolidated net receivables as of August 24, 2014 and May 25, 2014, respectively, primarily in the Consumer Foods and Private Brands segments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current views and assumptions of future events and financial performance and are subject to certain risks, uncertainties and changes in circumstances. We undertake no responsibility for updating these statements. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These factors include, among other things: our ability to realize the synergies and benefits contemplated by the acquisition of Ralcorp Holdings, Inc. ("Ralcorp") and our ability to promptly and effectively integrate the business of Ralcorp; our ability to realize synergies and benefits contemplated by the recently formed Ardent Mills joint venture; risks and uncertainties associated with intangible assets, including any future goodwill or intangible assets impairment charges; the availability and prices of raw materials, including any negative effects caused by inflation or weather conditions; the effectiveness of our product pricing, including product innovation, any pricing actions and changes in promotional strategies; the ultimate outcome of litigation, including litigation related to the lead paint and pigment matters; future economic circumstances; industry conditions; our ability to execute our operating and restructuring plans and achieve operating efficiencies; the success of our cost savings initiatives, innovation and marketing investments; the competitive environment and related market conditions; the ultimate impact of product recalls; access to capital; actions of governments and regulatory factors affecting our businesses, including the Patient Protection and Affordable Care Act; the amount and timing of repurchases of our common stock and debt, if any; and other risks described in our reports filed with the Securities and Exchange Commission. We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report.
The following discussion should be read together with our condensed consolidated financial statements and related notes contained in this report and with the financial statements, related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended May 25, 2014. Results for the first quarter of fiscal 2015 are not necessarily indicative of results that may be attained in the future.
Fiscal 2015 First Quarter Executive Overview
ConAgra Foods, Inc. (NYSE: CAG) is one of North America's largest packaged food companies with branded and private branded food found in 99% of America's households, as well as a strong commercial foods business serving restaurants and foodservice operations globally. Consumers can find recognized brands such as Banquet®, Chef Boyardee®, Egg Beaters®, Healthy Choice®, Hebrew National®, Hunt's®, Marie Callender's®, Orville Redenbacher's®, PAM®, Peter Pan®, Reddi-wip®, Slim Jim®, Snack Pack®, and many other ConAgra Foods brands, along with food sold by ConAgra Foods under private brand labels, in grocery, convenience, mass merchandise, club, and drug stores. Additionally, ConAgra Foods supplies frozen and sweet potato products as well as other vegetable, spice, bakery products, and branded products to commercial and foodservice customers.
In the first quarter of fiscal 2015, earnings reflected increases in Consumer Foods operating profit and continued challenges in Private Brands profitability. We continue to expect fiscal 2015 to be a year of stabilization and recovery. We plan to benefit from stronger underlying operations, generate sizeable productivity and administrative savings, and continue to realize substantial synergies from the Ralcorp transaction. Administrative savings continue to play a growing role in earnings as we implement effectiveness and efficiency initiatives that began in fiscal 2014. We decreased our debt balance by approximately $500 million during the first quarter of fiscal 2015. We intend to continue to focus on repayment of debt through fiscal 2015.
On May 29, 2014, the Company, Cargill, Incorporated ("Cargill"), and CHS Inc. ("CHS"), completed the formation of the previously announced Ardent Mills flour milling joint venture, which combined the North American flour milling operations and related businesses operated through the ConAgra Mills division of ConAgra Foods and the Horizon Milling joint venture of Cargill and CHS (see “Formation of Ardent Mills” below).
Diluted earnings per share in the first quarter of fiscal 2015 were $1.12, including $0.25 per diluted share from continuing operations and $0.87 per diluted share from discontinued operations. Diluted earnings per share in the first quarter of fiscal 2014 were $0.34, including $0.30 per diluted share from continuing operations and $0.04 per diluted share from discontinued operations. Several significant items affect the comparability of year-over-year results of continuing operations (see “Items Impacting Comparability” below).

Items Impacting Comparability
Segment presentation of gains and losses from derivatives used for economic hedging of anticipated commodity input costs and economic hedging of foreign currency exchange rate risks of anticipated transactions is discussed in the segment review below.
Items of note impacting comparability for the first quarter of fiscal 2015 included the following:

•	charges of $24.6 million ($15.1 million after-tax) related to early extinguishment of debt as a result of the payoff of the Term Loan Facility and the repurchase of certain senior notes,

•	charges totaling $21.3 million ($13.2 million after-tax) in connection with our restructuring plans,

•	a benefit of $5.8 million ($5.8 million after-tax) related to the reduction of the legal accrual for pending matters associated with the 2007 peanut butter recall,

•	a charge of $3.7 million ($2.3 million after-tax) in connection with a legal matter, and

•	charges of $2.2 million ($1.4 million after-tax) in support of our integration of the former Ralcorp business.
Items of note impacting comparability for the first quarter of fiscal 2014 included the following:

•	charges of $16.6 million ($10.5 million after-tax) in support of our integration of the former Ralcorp business,

•	charges of $9.5 million ($6.0 million after-tax) in connection with our restructuring plans,

•	charges of $4.2 million ($2.6 million after-tax) of transaction-related costs, and

•
an income tax benefit of $22.4 million from a change in estimate related to the tax methods used for certain international sales, a change in deferred state tax rates relating to the integration of Ralcorp activity for tax purposes, and settlement of a tax issue in Mexico that was previously reserved.

Acquisitions
In July 2014, we acquired TaiMei Potato Industry Limited, a Chinese potato processor, for $92.5 million, consisting of $75.4 million net of cash acquired plus assumed liabilities. The purchase included property and equipment associated with making frozen potato products. This business is included in the Commercial Foods segment.
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
Formation of Ardent Mills
On May 29, 2014, the Company, Cargill, Incorporated, and CHS, Inc. completed the formation of Ardent Mills. In connection with the closing, we contributed all of the assets of ConAgra Mills, including $49.0 million of cash, to Ardent Mills, we received a 44% ownership interest in Ardent Mills, and Ardent Mills distributed $402.9 million to us in cash as a return of capital, subject to working capital adjustments. The contribution of the assets of ConAgra Mills in exchange for a non-controlling interest in the newly formed joint venture is required to be accounted for at fair value, and accordingly, we recognized a gain of $624.8 million ($381.2 million after-tax) in the first quarter of fiscal 2015 in income from discontinued operations, to reflect the excess of the fair value of our interest over its carrying value at the time of the transfer. As part of the formation of Ardent Mills flour milling joint venture, in the fourth quarter of fiscal 2014, pursuant to an agreement with the U.S. Department of Justice, we sold three flour milling facilities to Miller Milling Company LLC for total cash consideration of $163.0 million. In the first quarter of fiscal 2015, we used the net cash proceeds from the Ardent Mills transaction to repay debt. The operating results of our milling business, including the disposition of three mills aforementioned, are included as discontinued operations within our Condensed Consolidated Statement of Earnings. The related assets and liabilities have been reclassified as assets and liabilities held for sale within our Condensed Consolidated Balance Sheet for the period presented prior to divestiture. We expect to make adjustments to these amounts for final working capital adjustments in the second quarter of fiscal 2015.
Restructuring Plans
We continue to execute a plan for the integration of Ralcorp Holdings, Inc. ("Ralcorp"), the optimization of the entire Company's supply chain network and improvement of selling, general and administrative effectiveness and efficiencies, which we refer to as the Supply Chain and Administrative Efficiency Plan (the "SCAE Plan"). As a part of this SCAE Plan, we expect to take actions to, among other things, continue the ongoing integration and restructuring of the operations of Ralcorp, optimize manufacturing assets, optimize the Company's dry distribution and mixing centers, improve operational effectiveness, and reduce overall costs in the Company's administrative areas.
Although we remain unable to make good faith estimates relating to the entire SCAE Plan, we are reporting on actions initiated through the end of the first quarter of fiscal 2015, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have resulted or will result in cash outflows. As of the date of this report, our Board of Directors has approved the incurrence of up to $325.0 million of expenses in connection with the SCAE Plan. We have incurred or expect to incur approximately $219.2 million of charges for actions identified to date under the SCAE plan. In the first quarter of fiscal 2015 and 2014, we recognized charges of $21.1 million and $7.3 million, respectively, in relation to the SCAE Plan.

SEGMENT REVIEW
We report our operations in three reporting segments: Consumer Foods, Commercial Foods, and Private Brands.
Consumer Foods
The Consumer Foods reporting segment includes branded food sold in various retail channels primarily in North America. Our food products are found in a variety of categories (meals, entrees, condiments, sides, snacks, and desserts) throughout grocery and convenience stores across frozen, refrigerated, and shelf-stable temperature classes.
Commercial Foods
The Commercial Foods reporting segment includes commercially branded and private branded food and ingredients, which are sold primarily to commercial, foodservice, food manufacturing, and industrial customers. The segment's primary food items include: frozen potato and sweet potato items and a variety of vegetable, spice, and frozen bakery goods which are sold under brands such as Lamb Weston® and Spicetec Flavors & Seasonings®.
Private Brands
The Private Brands reporting segment principally includes private brand and customized food products which are sold in various retail channels, primarily in North America. The products include a variety of categories including: cereal products, snacks, sauces and spreads, pasta, and frozen bakery products.
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

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen weeks ended
($ in millions)	August 24, 2014	August 25, 2013
Net derivative losses incurred	$(38.3)	$(18.1)
Less: Net derivative gains allocated to reporting segments	12.0	2.8
Net derivative losses recognized in general corporate expenses	$(50.3)	$(20.9)
Net derivative gains allocated to Consumer Foods	$3.7	$1.9
Net derivative gains allocated to Commercial Foods	3.1	1.7
Net derivative gains (losses) allocated to Private Brands	5.2	(0.8)
Net derivative gains included in segment operating profit	$12.0	$2.8
As of August 24, 2014, the cumulative amount of net derivative losses from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $23.4 million. This amount reflected net losses of $38.3 million incurred during the thirteen weeks ended August 24, 2014, as well as net gains of $14.9 million incurred prior to fiscal 2015. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results losses of $20.7 million in fiscal 2015 and losses of $2.7 million to segment operating results in fiscal 2016 and thereafter, respectively.
Net Sales

	Net Sales
	Thirteen weeks ended
($ in millions) Reporting Segment	August 24, 2014	August 25, 2013	% Inc (Dec)
Consumer Foods	$1,632.3	$1,649.4	(1)%
Commercial Foods	1,088.3	1,068.9	2%
Private Brands	980.4	997.5	(2)%
Total	$3,701.0	$3,715.8	—%
Net sales for the first quarter of fiscal 2015 were $3.70 billion, a decrease of $14.8 million, from the first quarter of fiscal 2014.
Consumer Foods net sales for the first quarter of fiscal 2015 were $1.63 billion, a decrease of $17.1 million, or 1%, compared to the first quarter of fiscal 2014. Results for the first quarter of fiscal 2015 reflected slightly lower volume performance (less than 0.5%) and price/mix, and no significant impact from foreign exchange.
Sales of products associated with some of our significant brands, including Act II®, Banquet®, Bertolli®, David's®, Hebrew National®, Hunt's®, Marie Callender's®, Pam®, Reddi-wip®, and Slim Jim®, grew in the first quarter of fiscal 2015, as compared to the first quarter of fiscal 2014. Significant brands whose products experienced sales declines in the first quarter of fiscal 2015 include Blue Bonnett®, Chef Boyardee®, Egg Beaters®, Healthy Choice®, Orville Redenbacher's®, Peter Pan®, Snack Pack®, Van Camp's®, and Wesson®.
Commercial Foods net sales were $1.09 billion for the first quarter of fiscal 2015, an increase of $19.4 million, or 2%, compared to the first quarter of fiscal 2014. Results for the first quarter of fiscal 2015 reflected a volume increase of 3%, offset by a 1% decrease in price/mix. Our Lamb Weston specialty potato products business net sales increased 3% due to an increase in volumes of 4%, partially offset by a decrease in price/mix. The increase in volumes was driven by strong performance in the Lamb Weston foodservice channel. Sales for the segment's other reporting units did not change significantly.
Private Brands net sales were $980.4 million for the first quarter of fiscal 2015, a decrease of $17.1 million, or 2%, compared to the first quarter of fiscal 2014. The decrease was a result of a 3% decrease in volume, partially offset by a 1% increase in price/mix. The decreases in Private Brands net sales in the first quarter of fiscal 2015 reflected pricing concessions made in fiscal 2014 in light of customer service execution issues, offset by changes in mix of product lines.

Selling, General and Administrative ("SG&A") Expenses (Includes general corporate expenses)
SG&A expenses totaled $492.0 million for the first quarter of fiscal 2015, a decrease of $46.1 million, as compared to the first quarter of fiscal 2014. SG&A expenses for the first quarter of fiscal 2015 reflected the following:

•	a decrease in advertising and promotion spending of $32.6 million,

•	charges of $24.6 million related to early extinguishment of debt as a result of the payoff of the Term Loan Facility and the repurchase of certain senior notes,

•	expenses of $20.5 million in connection with our restructuring plans,

•	a decrease in salaries and wages of $17.5 million, in connection with our efficiency and effectiveness initiatives,

•	a benefit of $5.8 million related to the reduction of the legal accrual for pending matters associated with the 2007 peanut butter recall,

•	a charge of $3.7 million in connection with a legal matter, and

•	$2.2 million in support of our integration of the former Ralcorp business.
SG&A expenses for the first quarter of fiscal 2014 included expenses of $16.6 million in support of our integration of the former Ralcorp business, expenses of $9.2 million in connection with our restructuring plans, and transaction-related costs of $4.2 million.
Operating Profit (Earnings before general corporate expenses, interest expense, net, income taxes, and equity method investment earnings)

	Operating Profit
	Thirteen weeks ended
($ in millions) Reporting Segment	August 24, 2014	August 25, 2013	% Inc (Dec)
Consumer Foods	$190.0	$165.0	15%
Commercial Foods	121.1	137.1	(12)%
Private Brands	41.9	65.5	(36)%
Consumer Foods operating profit for the first quarter of fiscal 2015 was $190.0 million, an increase of $25.0 million, or 15%, compared to the first quarter of fiscal 2014. Gross profits were $18.3 million lower in the first quarter of fiscal 2015 than in the first quarter of fiscal 2014. The lower net sales for the quarter were more than offset by a significant decrease in advertising and promotion expenses of $30.0 million. Marketing investment is expected to increase as the fiscal year progresses, reflecting the timing of certain aspects of ongoing brand initiatives. Charges totaling $9.4 million related to our restructuring plans also impacted Consumer Foods results in the first quarter of fiscal 2015, compared to $1.2 million in the first quarter of fiscal 2014.
For the first quarter of fiscal 2015, operating profit for the Commercial Foods segment was $121.1 million, a decrease of $16.0 million, or 12%, from the first quarter of fiscal 2014. Gross profits in the Commercial Foods segment were $14.9 million lower in the first quarter of fiscal 2015 than in the first quarter of fiscal 2014. The decrease in operating profit for the first quarter of fiscal 2015 was driven by lower gross profit in the Lamb Weston specialty potato operations due to a less profitable sales mix and higher costs related to poor quality raw potatoes affecting plant recovery and throughputs. The business will start to process a new potato crop in the second quarter of fiscal 2015. Commercial Foods operating profit in the first quarter of fiscal 2015 also included $4.3 million of charges related to the execution of our restructuring plans.
Private Brands operating profit for the first quarter of fiscal 2015 was $41.9 million, a decrease of $23.6 million, or 36%, compared to the first quarter of fiscal 2014. Gross profits were $25.2 million lower in the first quarter of fiscal 2015 than in the first quarter of fiscal 2014. The decreases were driven by the impact of lower net sales, discussed above, and higher operating costs associated with business transition. Private Brands operating profit in the first quarter of fiscal 2015 also included $5.4 million of charges related to the execution of our restructuring plans.
Interest Expense, Net
Net interest expense was $83.7 million and $95.8 million for the first quarter of fiscal 2015 and 2014, respectively. The decrease reflects the repayment of debt.

Income Taxes
In the first quarter of fiscal 2015 and 2014, our income tax expense was $42.5 million and $28.9 million, respectively. The effective tax rate was approximately 28% and 18% for the first quarter of fiscal 2015 and 2014, respectively. The effective tax rate for the first quarter of fiscal 2015 reflects the resolution of uncertain tax positions. The low effective tax rate for the first quarter of fiscal 2014 was primarily due to a change in estimate related to the tax methods used for certain international sales, a change in deferred state tax rates relating to the integration of Ralcorp activity for tax purposes, and the settlement of a tax issue in Mexico that was previously reserved.
We expect our effective tax rate for the full fiscal year of 2015 to be approximately 32% to 34%.
Equity Method Investment Earnings
Equity method investment earnings were $25.6 million ($25.3 million in the Commercial Foods segment and $0.3 million in the Consumer Foods segment) and $4.1 million ($3.7 million in the Commercial Foods segment and $0.4 million in the Consumer Foods segment) for the first quarters of fiscal 2015 and 2014, respectively. The increase in the first quarter of fiscal 2015 compared to the first quarter of 2014 reflects the earnings from the Ardent Mills joint venture as well as higher profits for an international potato joint venture. The earnings from the Ardent Mills joint venture reflect results for two months of operations, as we recognize earnings on a one-month lag, due to differences in fiscal year periods.
Results of Discontinued Operations
Our discontinued operations generated after-tax income of $373.3 million and $13.8 million for the first quarters of fiscal 2015 and 2014, respectively. The results of discontinued operations for the first quarter of fiscal 2015 include a pre-tax gain of $624.8 million ($381.2 million after-tax) recognized on the formation of the Ardent Mills joint venture.
Earnings Per Share
Diluted earnings per share in the first quarter of fiscal 2015 were $1.12, including $0.25 per diluted share from continuing operations and $0.87 per diluted share from discontinued operations. Diluted earnings per share in the first quarter of fiscal 2014 were $0.34, including $0.30 per diluted share from continuing operations and $0.04 per diluted share from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity and Capital
Our primary financing objective is to maintain a prudent capital structure that provides us flexibility to pursue our growth objectives. If necessary, we use short-term debt principally to finance ongoing operations, including our seasonal requirements for working capital (accounts receivable, prepaid expenses and other current assets, and inventories, less accounts payable, accrued payroll, and other accrued liabilities), and a combination of equity and long-term debt to finance both our base working capital needs and our non-current assets. We are committed to maintaining an investment grade credit rating.
At August 24, 2014, we had a $1.5 billion revolving credit facility. The facility has historically been used principally as a back-up facility for our commercial paper program. As of August 24, 2014, there were no outstanding borrowings under the facility. The facility requires that our consolidated funded debt not exceed 70% of our consolidated capital base in the four quarters commencing on January 29, 2014 and 65% thereafter, and that our fixed charges coverage ratio be greater than 1.75 to 1.0. As of August 24, 2014, we were in compliance with these financial covenants.
In January 2013, we borrowed $1.5 billion under a term loan facility ("Term Loan Facility") as part of the financing used to acquire Ralcorp. As of August 24, 2014, we had no remaining balance outstanding under the Term Loan Facility as we repaid the $900.0 million remaining principal balance and associated accrued interest during the first quarter of fiscal 2015, and we terminated the Term Loan Facility. We were allowed to prepay borrowings without premium or penalty.
On July 21, 2014, we issued floating rate senior unsecured notes in the aggregate principal amount of $550.0 million due July 21, 2016. The notes carry an interest rate equal to the three-month LIBOR plus 0.37%. The net proceeds were used to repay $225.0 million aggregate principal amount of senior notes due 2023, $200.0 million aggregate principal amount of senior notes due 2043, $25.0 million aggregate principal amount of senior notes due 2019, $25.0 million aggregate principal amount of senior notes due 2018, and $25.0 million aggregate principal amount of senior notes due 2017, in each case prior to maturity in a tender offer, and reduce our commercial paper balances.

As of August 24, 2014, we had $545.2 million outstanding under our commercial paper program. The highest level of borrowings under the commercial paper program during the first quarter of fiscal 2015 was $624.7 million. As of May 25, 2014, we had $137.0 million in borrowings under our commercial paper program.
As of the end of the first quarter of fiscal 2015, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the revolving credit facility, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult.
We repurchase our shares of common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board of Directors. In December 2011, the Company's Board of Directors approved a $750.0 million increase to our share repurchase authorization. Under the share repurchase authorization, we may repurchase our shares periodically over several years, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions. The authorization has no time limit and may be suspended or discontinued at any time. We did not repurchase any shares of our common stock under this program during the first quarter of fiscal 2015. The Company's total remaining share repurchase authorization as of August 24, 2014 was $181.9 million.
In the first quarter of fiscal 2015, we received $516.9 million in cash (net of $49.0 million contributed to Ardent Mills) upon the formation of Ardent Mills, which included $163.0 million associated with the sale of three flour milling facilities in the fourth quarter of fiscal 2014.
Cash Flows
During the first quarter of fiscal 2015, we used $49.4 million of cash, which was the net result of $233.6 million generated from operating activities, $331.6 million generated from investing activities, $613.7 million used in financing activities, and a decrease of $0.9 million in cash due to the effect of changes in foreign currency exchange rates.
Cash generated from operating activities of continuing operations totaled $226.2 million in the first quarter of fiscal 2015, as compared to $145.8 million generated in the first quarter of fiscal 2014. We paid approximately $86.0 million less for annual incentive compensation in the first quarter of fiscal 2015 (earned in fiscal 2014) than in the first quarter of fiscal 2014 (earned in fiscal 2013). During the first quarter of fiscal 2015, our income tax payments were approximately $47.4 million more than those made in the first quarter of fiscal 2014 due primarily to prior year income tax deductions related to the Ralcorp debt exchange and Ralcorp loss carry forwards from fiscal 2013. Cash outflows for advertising and promotions, as well as slotting fees, were less than the prior year due to planned spending reductions and fewer new product introductions. We spent less cash in the first quarter of fiscal 2015 than in the first quarter of fiscal 2014 for inventory associated with seasonal items and tomato fresh pack. Additionally, operating cash flows in the first quarter of fiscal 2014 included severance, incentives, and other benefits associated with the Ralcorp acquisition that were accrued at the time of the acquisition Ralcorp. Cash generated from operating activities of discontinued operations were $7.4 million and $20.3 million in the first quarter of fiscal 2015 and 2014, respectively. The reduced contribution of cash from operating activities of discontinued operations reflects the timing of the disposition.
Cash generated from investing activities totaled $331.6 million in the first quarter of fiscal 2015 versus cash used of $177.6 million in the first quarter of fiscal 2014. Investing activities of continuing operations in the first quarter of fiscal 2015 consisted primarily of $402.9 million in cash received from Ardent Mills in connection with the formation of that joint venture, capital expenditures of $111.7 million, and the purchase of a potato manufacturer in China for $75.4 million net of cash acquired plus assumed liabilities. Investing activities of continuing operations in the first quarter of fiscal 2014 consisted primarily of capital expenditures of $174.0 million. Cash generated from investing activities of discontinued operations in the first quarter of fiscal 2015 totaled $114.0 million resulting from receipt of $163.0 million cash associated with the sale of three flour milling facilities at the end of fiscal 2014, partially offset by $49.0 million cash contributed to Ardent Mills upon the formation of the joint venture.
Cash utilized for financing activities totaled $613.7 million in the first quarter of fiscal 2015 compared to cash generated from financing activities of $22.6 million in the first quarter of fiscal 2014. In the first quarter of fiscal 2015, we used over $500.0 million to reduce our overall debt. This consisted of the repayment of $1.49 billion of long-term debt, partially financed by the issuance of $550.0 million aggregate principal amount of floating rate notes and an increase in our short-term borrowings of $407.3 million, primarily commercial paper. Cash flows from financing activities in the first quarter of fiscal 2014 included cash generated from the increase in commercial paper of $97.2 million. Dividends paid during the first quarter of fiscal 2015 and 2014 were $105.5 million and $104.8 million, respectively. In the first quarter of fiscal 2014, we repurchased $30.9 million of our common stock as part of our share repurchase program. No share repurchases occurred in the first quarter of fiscal 2015. Proceeds from employee stock option exercises were $27.1 million and $62.9 million in the first quarter of fiscal 2015 and 2014, respectively.

The Company had cash and cash equivalents of $133.7 million at August 24, 2014 and $141.3 million at May 25, 2014, of which $107.3 million at August 24, 2014 and $104.5 million at May 25, 2014 was held in foreign countries. During the first fiscal quarter of 2015, domestic entities repaid $37.8 million borrowed from certain of the Company's foreign subsidiaries during the fourth quarter of fiscal 2014. The Company makes an assertion regarding the amount of earnings intended for permanent reinvestment outside the United States, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. No related tax liability has been accrued as of August 24, 2014. At August 24, 2014, management does not intend to permanently repatriate additional foreign cash. Any future decision to repatriate foreign cash could result in an adjustment to the deferred tax liability after considering available foreign tax credits and other tax attributes. It is not practicable to determine the amount of any such deferred tax liability at this time.
We estimate our capital expenditures in fiscal 2015 will be approximately $600 million.
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
We hold a 50.0% interest in Lamb Weston RDO, a potato processing venture. We provide all sales and marketing services to Lamb Weston RDO. We receive a fee for these services based on a percentage of the net sales of the venture. We reflect the value of our ownership interest in this venture in other assets in our Condensed Consolidated Balance Sheets, based upon the equity method of accounting. The balance of our investment was $12.2 million and $12.6 million at August 24, 2014 and May 25, 2014, respectively, representing our maximum exposure to loss as a result of our involvement with this venture. The capital structure of Lamb Weston RDO includes owners' equity of $24.4 million and term borrowings from banks of $42.8 million as of August 24, 2014. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this venture.
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

OBLIGATIONS AND COMMITMENTS
As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as lease agreements, debt agreements, and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as "take-or-pay" contracts). The unconditional purchase obligation arrangements are entered into in our normal course of business in order to ensure adequate levels of sourced product are available. Of these items, debt, notes payable, and capital lease obligations, which totaled $8.4 billion as of August 24, 2014, were recognized as liabilities in our Condensed Consolidated Balance Sheets. Operating lease obligations and unconditional purchase obligations, which totaled $2.6 billion as of August 24, 2014, were not recognized as liabilities in our Condensed Consolidated Balance Sheets, in accordance with generally accepted accounting principles.

A summary of our contractual obligations as of August 24, 2014 was as follows:

	Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt	$7,733.2	$0.7	$2,035.8	$1,700.0	$3,996.7
Capital lease obligations	77.0	8.6	14.9	9.8	43.7
Operating lease obligations	517.3	82.4	142.1	98.5	194.3
Purchase obligations[1]	2,069.4	1,910.0	94.4	59.2	5.8
Notes payable	565.2	565.2	—	—	—
Total	$10,962.1	$2,566.9	$2,287.2	$1,867.5	$4,240.5
1 Amount includes open purchase orders and agreements, some of which are not legally binding and/or may be cancellable. Such agreements are generally settleable in the ordinary course of business in less than one year.
We are also contractually obligated to pay interest on our long-term debt and capital lease obligations. The weighted average coupon interest rate of the long-term debt obligations outstanding as of August 24, 2014 was approximately 4.1%.
The operating lease obligations noted in the table above have not been reduced by non-cancellable sublease rentals of $31.6 million.
We own a 49.99% interest in Lamb Weston BSW, LLC ("Lamb Weston BSW"), a potato processing venture with Ochoa Ag Unlimited Foods, Inc. ("Ochoa"). We provide all sales and marketing services to Lamb Weston BSW. Under certain circumstances, we could be required to compensate Ochoa for lost profits resulting from significant production shortfalls ("production shortfalls"). Commencing on June 1, 2018, or on an earlier date under certain circumstances, we have a contractual right to purchase the remaining equity interest in Lamb Weston BSW from Ochoa (the "call option"). We are currently subject to a contractual obligation to purchase all of Ochoa's equity investment in Lamb Weston BSW at the option of Ochoa (the "put option"). The purchase prices under the call option and the put option (the "options") are based on the book value of Ochoa's equity interest at the date of exercise, as modified by an agreed-upon rate of return for the holding period of the investment balance. The agreed-upon rate of return varies depending on the circumstances under which any of the options are exercised. As of August 24, 2014, the price at which Ochoa had the right to put its equity interest to us was $39.8 million. This amount, which is presented within other noncurrent liabilities in our Condensed Consolidated Balance Sheets, is not included in the "Contractual Obligations" table above as the payment is contingent upon the exercise of the put option by Ochoa, and the eventual occurrence and timing of such exercise is uncertain.
As part of our ongoing operations, we also enter into arrangements that obligate us to make future cash payments only upon the occurrence of a future event (e.g., guarantees of debt or lease payments of a third party should the third party be unable to perform). In accordance with generally accepted accounting principles, the following commercial commitments are not recognized as liabilities in our Condensed Consolidated Balance Sheets. A summary of our commitments, including commitments associated with equity method investments, as of August 24, 2014 was as follows:

	Amount of Commitment Expiration Per Period (in millions)
Other Commercial Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Guarantees	$88.2	$62.1	$7.5	$8.4	$10.2
Standby repurchase obligations	4.3	2.5	0.5	0.5	0.8
Other commitments	5.8	5.8	—	—	—
Total	$98.3	$70.4	$8.0	$8.9	$11.0
In certain limited situations, we will guarantee an obligation of an unconsolidated entity. We guarantee certain leases and other commercial obligations resulting from the 2002 divestiture of our fresh beef and pork operations. The remaining terms of these arrangements do not exceed two years and the maximum amount of future payments we have guaranteed was $4.7 million as of August 24, 2014.
We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At August 24, 2014, the amount of supplier loans effectively guaranteed by us was $56.7 million, included in the table above. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.
We were a party to a supply agreement with an onion processing company where we had guaranteed, under certain conditions, repayment of a secured loan (the "Secured Loan") of this onion products supplier to the supplier's lender. The amount of our guarantee was $25.0 million. During the fourth quarter of fiscal 2012, we received notice from the lender that the supplier had defaulted on the Secured Loan and we exercised our option to purchase the Secured Loan from the lender for $40.8 million, thereby assuming first-priority secured rights to the underlying collateral for the amount of the Secured Loan, and cancelling our guarantee. The supplier filed for bankruptcy during the fourth quarter of fiscal 2012 and during the second quarter of fiscal 2013, we acquired ownership and all rights to the underlying collateral, consisting of agricultural land and an onion processing facility. During the third quarter of fiscal 2013, we recognized an impairment charge of $10.2 million in our Commercial Foods segment to reduce the carrying amount of these assets to their estimated fair value based upon updated appraisals. During the second quarter of fiscal 2014, we recognized an additional impairment charge of $8.9 million in our Commercial Foods segment to reduce the carrying amount of the processing facility to its estimated fair value based upon expected sales proceeds. In the fourth quarter of fiscal 2014, we sold the land and recognized a gain of $5.1 million in our Commercial Foods segment. Based on our estimate of the value of the processing facility, we expect to recover the remaining carrying value through our sale of this asset.
Federal income tax credits were generated related to our sweet potato production facility in Delhi, Louisiana. Third parties invested in certain of these income tax credits. We have guaranteed these third parties the face value of these income tax credits over their statutory lives, through fiscal 2017, in the event that the income tax credits are recaptured or reduced. The face value of the income tax credits was $26.7 million as of August 24, 2014. We believe the likelihood of the recapture or reduction of the income tax credits is remote, and therefore we have not established a liability in connection with this guarantee.
The obligations and commitments tables above do not include any reserves for uncertainties in income taxes, as we are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes. The liability for gross unrecognized tax benefits at August 24, 2014 was $75.1 million. The net amount of unrecognized tax benefits at August 24, 2014, that, if recognized, would impact our effective tax rate was $44.1 million. Recognition of these tax benefits would have a favorable impact on our effective tax rate.

CRITICAL ACCOUNTING ESTIMATES
A discussion of our critical accounting estimates can be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our Annual Report on Form 10-K for the fiscal year ended May 25, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The principal market risks affecting us are exposures to price fluctuations of commodity and energy inputs, interest rates, and foreign currencies.
Other than the changes noted below, there have been no material changes in our market risk during the thirteen weeks ended August 24, 2014. For additional information, refer to the "Quantitative and Qualitative Disclosures about Market Risk" in Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 25, 2014.
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
Interest Rate Risk
During fiscal 2014, we entered into interest rate swap contracts to hedge the fair value of certain of our senior long-term debt instruments maturing in fiscal 2019 and 2020. The net notional amount of these interest rate derivatives at August 24, 2014 was $500.0 million, $250.0 million for each maturity. The maximum potential loss associated with these interest rate swap contracts from a hypothetical 1% increase in interest rates is approximately $28.3 million. Any such gain or loss, to the extent the hedge is effective, are offset by fair value adjustments to the debt instruments being hedged.
The carrying amount of long-term debt (including current installments) was $7.9 billion as of August 24, 2014. Based on current market rates, the fair value of this debt at August 24, 2014 was estimated at $8.6 billion. As of August 24, 2014, a 1% increase in interest rates would decrease the fair value of our fixed rate debt by approximately $515.2 million, while a 1% decrease in interest rates would increase the fair value of our fixed rate debt by approximately $584.5 million.
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
Value-at-Risk (VaR)
We employ various tools to monitor our derivative risk, including value-at-risk ("VaR") models. We perform simulations using historical data to estimate potential losses in the fair value of current derivative positions. We use price and volatility information for the prior 90 days in the calculation of VaR that is used to monitor our daily risk. The purpose of this measurement is to provide a single view of the potential risk of loss associated with derivative positions at a given point in time based on recent changes in market prices. Our model uses a 95% confidence level. Accordingly, in any given one day time period, losses greater than the amounts included in the table below are expected to occur only 5% of the time. We include commodity swaps, futures, and options and foreign exchange forwards, swaps, and options in this calculation. The following table provides an overview of our average daily VaR for our energy, agriculture, foreign exchange, and other commodities over the thirteen week period ending August 24, 2014 and August 25, 2013. Other commodities below consist primarily of forward and option contracts for a commodities index, the market price of which is closely correlated with that of our commodity inputs. This index includes items such as agricultural commodities, energy commodities, and metals. The other commodities category below may also include items such as packaging and/or livestock.

	Fair Value Impact
In Millions	Average During Thirteen Weeks Ended August 24, 2014	Average During Thirteen Weeks Ended August 25, 2013
Energy commodities	$1.3	$1.3
Agriculture commodities	$2.2	$2.3
Other commodities	$1.2	$3.5
Foreign exchange	$0.2	$1.4

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of August 24, 2014. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective.

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

Part II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The following information supplements and amends the discussion set forth under Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended May 25, 2014.
As previously disclosed, in April 2010, an accidental explosion occurred at our previously owned flour milling facility in Chester, Illinois. Two employees of a subcontractor and one employee of the primary contractor, Westside Salvage ("Westside"), on the site at the time of the accident suffered injuries. Suit was initiated against Westside and the Company for personal injury claims. During the first quarter of fiscal 2013, a jury in Federal Court sitting in East St. Louis, Illinois, returned a verdict against the Company and Westside and in favor of the three employees. The verdict was in the amount of $77.5 million in compensatory damages apportioned between the Company and Westside and $100.0 million in punitive damages against the Company. Post-trial motions were filed by the Company and the trial court reduced the punitive award by approximately $7 million. We filed an appeal with the Seventh Federal Circuit Court of Appeals on the verdict and the damages in the third quarter of fiscal 2013. The appeal was argued in the second quarter of fiscal 2014 and on September 9, 2014, the Court of Appeals rendered a unanimous decision reversing the judgment against the Company in its entirety. The decision is potentially subject to further appeal. In the event of an appeal, we will defend this action vigorously and any exposure from an adverse ruling on appeal is expected to be limited to the applicable insurance deductible.
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
For more information regarding legal matters, please refer to Part I, Item 3 in the Company's Annual Report on Form 10-K for the year ended May 25, 2014, Note 16 to the Consolidated Financial Statements included therein and Note 13 to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS
A discussion of our risk factors can be found in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended May 25, 2014. There were no material changes to the previously disclosed risk factors during the first quarter of fiscal 2015.

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
Dated this 29th day of September, 2014.

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

101.1
The following materials from ConAgra Foods' Quarterly Report on Form 10-Q for the quarter ended August 24, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to ConAgra Foods' long-term debt are not filed with this Form 10-Q. ConAgra Foods will furnish a copy of any such long-term debt agreement to the Securities and Exchange Commission upon request.