Form 10-Q
period 2015-02-22
CONAGRA FOODS INC /DE/
filed 2015-03-30
CIK 23217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________________
FORM 10-Q
 ______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 22, 2015
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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of issuer’s common stock, as of February 22, 2015, was 427,052,296.

Table of Contents

Part I. FINANCIAL INFORMATION		1
Item 1	Financial Statements	1
	Unaudited Condensed Consolidated Statements of Earnings for the Thirteen and Thirty-nine weeks ended February 22, 2015 and February 23, 2014	1
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Thirteen and Thirty-nine weeks ended February 22, 2015 and February 23, 2014	2
	Unaudited Condensed Consolidated Balance Sheets as of February 22, 2015 and May 25, 2014	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Thirty-nine weeks ended February 22, 2015 and February 23, 2014	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4	Controls and Procedures	41
Part II. OTHER INFORMATION		42
Item 1	Legal Proceedings	42
Item 1A	Risk Factors	42
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 6	Exhibits	42
Signatures		43
Exhibit Index
Exhibit 12
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 101.1

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions except per share amounts)
(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	February 22, 2015	February 23, 2014	February 22, 2015	February 23, 2014
Net sales	$3,876.7	$3,947.3	$11,727.7	$11,884.2
Costs and expenses:
Cost of goods sold	3,052.9	3,024.2	9,311.6	9,209.2
Selling, general and administrative expenses	1,726.1	534.9	2,950.7	1,626.1
Interest expense, net	80.3	95.0	243.3	286.3
Income (loss) from continuing operations before income taxes and equity method investment earnings	(982.6)	293.2	(777.9)	762.6
Income tax expense	2.5	78.2	129.0	213.1
Equity method investment earnings	33.0	11.1	92.6	20.4
Income (loss) from continuing operations	(952.1)	226.1	(814.3)	569.9
Income (loss) from discontinued operations, net of tax	(0.6)	10.8	362.0	66.6
Net income (loss)	$(952.7)	$236.9	$(452.3)	$636.5
Less: Net income attributable to noncontrolling interests	1.4	2.6	9.5	9.2
Net income (loss) attributable to ConAgra Foods, Inc.	$(954.1)	$234.3	$(461.8)	$627.3
Earnings per share — basic
Income (loss) from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$(2.23)	$0.53	$(1.94)	$1.33
Income from discontinued operations attributable to ConAgra Foods, Inc. common stockholders	—	0.03	0.85	0.16
Net income (loss) attributable to ConAgra Foods, Inc. common stockholders	$(2.23)	$0.56	$(1.09)	$1.49
Earnings per share — diluted
Income (loss) from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$(2.23)	$0.52	$(1.94)	$1.31
Income from discontinued operations attributable to ConAgra Foods, Inc. common stockholders	—	0.03	0.85	0.15
Net income (loss) attributable to ConAgra Foods, Inc. common stockholders	$(2.23)	$0.55	$(1.09)	$1.46
Cash dividends declared per common share	$0.25	$0.25	$0.75	$0.75
See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	February 22, 2015	February 23, 2014	February 22, 2015	February 23, 2014
Net income (loss)	$(952.7)	$236.9	$(452.3)	$636.5
Other comprehensive income:
Derivative adjustments, net of tax:
Unrealized derivative adjustments	—	(8.1)	—	31.2
Reclassification for derivative adjustments included in net income	—	34.4	(0.3)	34.5
Unrealized gains (losses) on available-for-sale securities, net of tax	0.2	(0.2)	0.4	0.2
Unrealized currency translation losses	(82.8)	(29.5)	(135.6)	(50.5)
Pension and post-employment benefit obligations, net of tax:
Unrealized pension and post-employment benefit obligations	—	—	2.9	0.2
Reclassification for pension and post-employment benefit obligations included in net income	(0.1)	0.6	(0.4)	1.6
Comprehensive income (loss)	(1,035.4)	234.1	(585.3)	653.7
Less: Comprehensive income (loss) attributable to noncontrolling interests	0.7	3.2	3.9	(0.1)
Comprehensive income (loss) attributable to ConAgra Foods, Inc.	$(1,036.1)	$230.9	$(589.2)	$653.8
See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions except share data)
(unaudited)

	February 22, 2015	May 25, 2014
ASSETS
Current assets
Cash and cash equivalents	$137.3	$141.3
Receivables, less allowance for doubtful accounts of $5.0 and $4.0	1,050.7	1,058.4
Inventories	2,379.8	2,077.0
Prepaid expenses and other current assets	355.5	322.4
Current assets held for sale	—	631.7
Total current assets	3,923.3	4,230.8
Property, plant and equipment	7,321.3	7,108.8
Less accumulated depreciation	(3,741.4)	(3,472.8)
Property, plant and equipment, net	3,579.9	3,636.0
Goodwill	6,305.0	7,828.5
Brands, trademarks and other intangibles, net	3,062.8	3,204.9
Other assets	997.9	267.3
Noncurrent assets held for sale	—	198.9
	$17,868.9	$19,366.4
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable	$442.0	$141.8
Current installments of long-term debt	1,008.9	84.1
Accounts payable	1,334.4	1,349.3
Accrued payroll	184.7	154.3
Other accrued liabilities	746.9	748.1
Current liabilities held for sale	—	164.8
Total current liabilities	3,716.9	2,642.4
Senior long-term debt, excluding current installments	6,723.4	8,571.5
Subordinated debt	195.9	195.9
Other noncurrent liabilities	2,694.1	2,599.4
Noncurrent liabilities held for sale	—	2.0
Total liabilities	13,330.3	14,011.2
Commitments and contingencies (Note 13)
Common stockholders' equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 567,907,172	2,839.7	2,839.7
Additional paid-in capital	1,034.5	1,036.9
Retained earnings	4,229.2	5,010.6
Accumulated other comprehensive loss	(261.6)	(134.3)
Less treasury stock, at cost, 140,854,876 and 145,992,121 common shares	(3,388.9)	(3,494.4)
Total ConAgra Foods, Inc. common stockholders' equity	4,452.9	5,258.5
Noncontrolling interests	85.7	96.7
Total stockholders' equity	4,538.6	5,355.2
	$17,868.9	$19,366.4
See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Thirty-nine weeks ended
	February 22, 2015	February 23, 2014
Cash flows from operating activities:
Net income (loss)	$(452.3)	$636.5
Income from discontinued operations	362.0	66.6
Income (loss) from continuing operations	(814.3)	569.9
Adjustments to reconcile income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	442.9	427.5
Asset impairment charges	1,555.7	34.5
Earnings of affiliates in excess of distributions	(56.7)	(2.7)
Share-based payments expense	46.4	45.5
Contributions to pension plans	(10.0)	(13.7)
Pension expense	(10.8)	(6.7)
Terminated forward starting swap payable	—	54.9
Other items	27.8	0.6
Change in operating assets and liabilities excluding effects of business acquisitions and dispositions:
Accounts receivable	14.2	(8.0)
Inventory	(299.2)	(168.2)
Deferred income taxes and income taxes payable, net	(110.7)	45.8
Prepaid expenses and other current assets	(48.8)	(27.5)
Accounts payable	(7.7)	48.4
Accrued payroll	37.0	(114.0)
Other accrued liabilities	(32.4)	(0.1)
Net cash flows from operating activities — continuing operations	733.4	886.2
Net cash flows from operating activities — discontinued operations	7.1	81.8
Net cash flows from operating activities	740.5	968.0
Cash flows from investing activities:
Additions to property, plant and equipment	(318.4)	(475.2)
Sale of property, plant and equipment	19.9	15.0
Purchase of business, net of cash acquired	(74.7)	(39.9)
Return of investment in equity method investee	391.4	—
Net cash flows from investing activities — continuing operations	18.2	(500.1)
Net cash flows from investing activities — discontinued operations	114.0	30.6
Net cash flows from investing activities	132.2	(469.5)
Cash flows from financing activities:
Net short-term borrowings	284.1	(39.3)
Issuance of long-term debt	550.0	—
Repayment of long-term debt	(1,492.9)	(71.2)
Repurchase of ConAgra Foods, Inc. common shares	(35.1)	(100.0)
Cash dividends paid	(318.2)	(315.5)
Exercise of stock options and issuance of other stock awards	113.8	87.4
Other items	(12.5)	—
Net cash flows from financing activities:	(910.8)	(438.6)
Effect of exchange rate changes on cash and cash equivalents	(7.7)	(4.6)
Net change in cash and cash equivalents	(45.8)	55.3
Discontinued operations cash activity included above:
Add: Cash balance included in assets held for sale at beginning of period	41.8	33.0
Less: Cash balance included in assets held for sale at end of period	—	33.7
Cash and cash equivalents at beginning of period	141.3	150.9
Cash and cash equivalents at end of period	$137.3	$205.5
See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirty-nine Weeks ended February 22, 2015 and February 23, 2014
(columnar dollars in millions except per share amounts)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The unaudited financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. The adjustments are of a normal recurring nature, except as otherwise noted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the ConAgra Foods, Inc. (the "Company", "we", "us", or "our") Annual Report on Form 10-K for the fiscal year ended May 25, 2014.
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
The following details the income tax expense (benefit) on components of other comprehensive income (loss):

	Thirteen weeks ended		Thirty-nine weeks ended
	February 22, 2015	February 23, 2014	February 22, 2015	February 23, 2014
Net derivative adjustment	$—	$15.6	$(0.2)	$38.9
Unrealized gains (losses) on available-for-sale securities	0.2	(0.1)	0.3	0.1
Pension and postretirement healthcare liabilities	(0.1)	0.2	0.7	0.9
Income tax expense	$0.1	$15.7	$0.8	$39.9

The following tables summarize the reclassifications from accumulated other comprehensive loss into income:

	Thirteen weeks ended		Affected Line Item in the Condensed Consolidated Statement of Earnings[1]
	February 22, 2015	February 23, 2014
Net derivative adjustment:
Cash flow hedges[2]	$—	$54.9	Selling, general and administrative expenses
	—	54.9	Total before tax
	—	(20.5)	Income tax benefit
	$—	$34.4	Net of tax
Amortization of pension and postretirement healthcare liabilities:
Net prior service benefit	$(1.1)	$(0.8)	Selling, general and administrative expenses
Net actuarial losses	0.9	1.7	Selling, general and administrative expenses
	(0.2)	0.9	Total before tax
	0.1	(0.3)	Income tax expense (benefit)
	$(0.1)	$0.6	Net of tax

	Thirty-nine weeks ended		Affected Line Item in the Condensed Consolidated Statement of Earnings[1]
	February 22, 2015	February 23, 2014
Net derivative adjustment:
Cash flow hedges	$(0.5)	$0.1	Interest expense, net
Cash flow hedges[2]	—	54.9	Selling, general and administrative expenses
	(0.5)	55.0	Total before tax
	0.2	(20.5)	Income tax expense (benefit)
	$(0.3)	$34.5	Net of tax
Amortization of pension and postretirement healthcare liabilities:
Net prior service benefit	$(3.2)	$(2.5)	Selling, general and administrative expenses
Net actuarial losses	2.6	5.0	Selling, general and administrative expenses
	(0.6)	2.5	Total before tax
	0.2	(0.9)	Income tax expense (benefit)
	$(0.4)	$1.6	Net of tax
1 Amounts in parentheses indicate income recognized in the Condensed Consolidated Statement of Earnings.
2 Prior year amount includes $41.8 million less deferred tax benefit of $15.6 million previously reported in accumulated other comprehensive loss.

Reclassifications and other changes — Certain prior year amounts have been reclassified to conform with current year presentation. In addition, the prior year condensed Consolidated Statement of Cash Flows reflects a correction to the thirty-nine week period ended February 23, 2014 for non-cash additions to property, plant and equipment resulting in an increase to operating cash flows and an increase in cash used in investing cash flows by $25.7 million, of which $2.2 million is related to discontinued operations.
Use of Estimates — Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect reported amounts of assets, liabilities, revenues, and expenses as reflected in the condensed consolidated financial statements. Actual results could differ from these estimates.
Accounting Changes — In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which states that entities should present the unrecognized tax benefit as a reduction of the deferred tax asset for a net operating loss ("NOL") or similar tax loss or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the NOL or other carryforward under the tax law. No new disclosures are necessary. We adopted this ASU as of the beginning of fiscal 2015. This did not result in a material change to our financial statements.
In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Components of an Entity, which updates the definition of discontinued operations under U.S. Generally Accepted Accounting Principles ("U.S. GAAP"). Going forward, only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results will be reported as discontinued operations in the financial statements. Previously, a component of an entity that is a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group was eligible for discontinued operations presentation. Additionally, the condition that the entity not have any significant continuing involvement in the operations of the component after the disposal transaction has been removed. The effective date for the revised standard was for applicable transactions that occur within annual periods beginning on or after December 15, 2014. Early adoption was permitted. We adopted this standard in the first quarter of fiscal 2015. This resulted in the presentation of historical results of our milling business, prior to the creation of the Ardent Mills joint venture ("Ardent Mills"), as discontinued operations.
Recently Issued Accounting Standards — In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP. The new standard is effective for the Company in our fiscal year 2018. Early adoption is not permitted. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. The standard permits the use of either the retrospective or cumulative effect transition method.

2. ACQUISITIONS
In July 2014, we acquired TaiMei Potato Industry Limited, a potato processor in China, for $91.8 million, consisting of $74.7 million in cash net of cash acquired, plus assumed liabilities. The purchase included property and equipment associated with making frozen potato products. Approximately $20.2 million of the purchase price has been classified as goodwill pending determination of the final purchase price allocation. Approximately $3.3 million of the purchase price has been allocated to other intangible assets. The amount allocated to goodwill is not deductible for income tax purposes. This business is included in the Commercial Foods segment.
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

3. DISCONTINUED OPERATIONS, OTHER ASSETS HELD FOR SALE, AND THE FORMATION OF ARDENT MILLS
Formation of Ardent Mills
On May 29, 2014, the Company, Cargill, Incorporated, and CHS, Inc. completed the formation of Ardent Mills. In connection with the formation, we contributed all of the assets of ConAgra Mills, including $49.0 million of cash, to Ardent Mills, we received a 44% ownership interest in Ardent Mills, and Ardent Mills distributed $391.4 million in cash to us as a return of capital. The contribution of the assets of ConAgra Mills in exchange for a non-controlling interest in the newly formed joint venture is required to be accounted for at fair value, and accordingly, we recognized a gain of $625.6 million ($375.9 million after-tax) in fiscal 2015 in income from discontinued operations, to reflect the excess of the fair value of our interest over its carrying value at the time of the transfer. As part of the formation of Ardent Mills, in the fourth quarter of fiscal 2014, pursuant to an agreement with the U.S. Department of Justice, we sold three flour milling facilities to Miller Milling Company LLC for $163.0 million. We received the cash proceeds from the sale of these flour milling facilities in the first quarter of fiscal 2015. In the first quarter of fiscal 2015, we used the net cash proceeds from the Ardent Mills transaction to repay debt. The operating results of our legacy milling business, including the disposition of three mills aforementioned, are included as discontinued operations within our Condensed Consolidated Statement of Earnings. The related assets and liabilities have been reclassified as assets and liabilities held for sale within our Condensed Consolidated Balance Sheet for the period presented prior to divestiture.
We recognized the 44% ownership interest in Ardent Mills at fair value, as of the date of the formation of the joint venture. We now recognize our proportionate share of the earnings of Ardent Mills under the equity method of accounting within results of continuing operations. Due to differences in fiscal reporting periods, we recognized the equity method earnings on a lag of approximately one month; and as a result, we recognized only eight months of earnings from Ardent Mills in the first three quarters of fiscal 2015. At February 22, 2015, the carrying value of our equity method investment in Ardent Mills was $745.6 million, which is included in Other Assets.
We entered into transition services agreements in connection with this contribution and recognized $3.5 million and $10.8 million of income for the performance of transition services during the third quarter and first three quarters of fiscal 2015, respectively, classified within selling, general and administrative expenses.
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

The summary comparative financial results of discontinued operations were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 22, 2015	February 23, 2014	February 22, 2015	February 23, 2014
Net sales	$—	$459.2	$16.2	$1,443.6
Net gain on sale of businesses	$—	$—	$627.3	$32.1
Long-lived asset impairment charge	—	(25.4)	—	(25.4)
Income (loss) from operations of discontinued operations before income taxes and equity method investment earnings	0.3	38.6	(10.1)	94.0
Income before income taxes	0.3	13.2	617.2	100.7
Income tax expense	0.9	2.5	255.2	34.3
Equity method investment earnings	—	0.1	—	0.2
Income (loss) from discontinued operations, net of tax	$(0.6)	$10.8	$362.0	$66.6
Other Assets Held for Sale
During the third quarter of fiscal 2014, we began actively marketing for sale an onion processing facility previously acquired from an onion products supplier. During the third quarter of fiscal 2015, we sold the processing facility for cash proceeds of $11.0 million, resulting in an immaterial gain. The processing facility assets have been reclassified as assets held for sale within our Condensed Consolidated Balance Sheets for the period presented prior to sale. These assets were held within our Commercial Foods segment.
The assets and liabilities classified as held for sale reflected in our Condensed Consolidated Balance Sheets were as follows:

May 25, 2014
Cash and cash equivalents	$41.8
Receivables, less allowance for doubtful accounts of $1.2	172.4
Receivable on sale of flour milling assets	162.4
Inventories	215.6
Prepaid expenses and other current assets	39.5
Current assets held for sale	$631.7
Property, plant and equipment, net	$186.8
Goodwill	8.0
Brands, trademarks and other intangibles, net	0.9
Other assets	3.2
Noncurrent assets held for sale	$198.9
Current installments of long-term debt	$0.1
Accounts payable	143.1
Accrued payroll	2.3
Other accrued liabilities	19.3
Current liabilities held for sale	$164.8
Senior long-term debt, excluding current installments	$0.1
Other noncurrent liabilities	1.9
Noncurrent liabilities held for sale	$2.0

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
Although we remain unable to make good faith estimates relating to the entire SCAE Plan, we are reporting on actions initiated through the end of the third quarter of fiscal 2015, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have resulted or will result in cash outflows. As of the date of this report, our Board of Directors has approved the incurrence of up to $343.0 million of expenses in connection with the SCAE Plan. We have incurred or expect to incur approximately $232.0 million of charges ($160.1 million of cash charges and $71.9 million of non-cash charges) for actions identified to date under the SCAE plan. In the third quarter and first three quarters of fiscal 2015, we recognized charges of $18.3 million and $56.8 million, respectively, in relation to the SCAE Plan. In the third quarter and first three quarters of fiscal 2014, we recognized charges of $23.5 million and $38.1 million, respectively, in relation to the SCAE Plan. We expect to incur costs related to the SCAE Plan over a multi-year period.
We anticipate that we will recognize the following pre-tax expenses in association with the SCAE Plan (amounts include charges recognized in fiscal 2013, 2014, and the first three quarters of fiscal 2015):

	Consumer Foods	Commercial Foods	Private Brands	Corporate	Total
Multi-employer pension costs	$—	$—	$—	$11.4	$11.4
Other cost of goods sold	4.0	—	3.8	—	7.8
Total cost of goods sold	4.0	—	3.8	11.4	19.2
Severance and related costs (recoveries)	22.2	8.3	10.2	44.0	84.7
Fixed asset impairment / Net loss on disposal	2.6	—	11.4	0.4	14.4
Accelerated depreciation	28.6	—	23.0	2.9	54.5
Other selling, general and administrative expenses	10.6	—	14.6	34.0	59.2
Total selling, general and administrative expenses	64.0	8.3	59.2	81.3	212.8
Consolidated total	$68.0	$8.3	$63.0	$92.7	$232.0
During the third quarter of fiscal 2015, we recognized the following pre-tax expenses for the SCAE Plan:

	Consumer Foods	Commercial Foods	Private Brands	Corporate	Total
Other cost of goods sold	$—	$—	$0.9	$—	$0.9
Total cost of goods sold	—	—	0.9	—	0.9
Severance and related costs (recoveries)	5.1	(0.3)	0.1	0.3	5.2
Fixed asset impairment	0.6	—	5.6	—	6.2
Accelerated depreciation	1.8	—	2.1	0.3	4.2
Other selling, general and administrative expenses	0.7	—	0.5	0.6	1.8
Total selling, general and administrative expenses	8.2	(0.3)	8.3	1.2	17.4
Consolidated total	$8.2	$(0.3)	$9.2	$1.2	$18.3
Included in the above results are $11.0 million of charges that have resulted or will result in cash outflows and $7.3 million in non-cash charges.

During the first three quarters of fiscal 2015, we recognized the following pre-tax expenses for the SCAE Plan:

	Consumer Foods	Commercial Foods	Private Brands	Corporate	Total
Multi-employer pension costs	$—	$—	$—	$0.2	$0.2
Other cost of goods sold	—	—	1.5	—	1.5
Total cost of goods sold	—	—	1.5	0.2	1.7
Severance and related costs (recoveries)	6.5	3.5	0.6	0.3	10.9
Fixed asset impairment / Net loss on disposal	0.6	—	7.5	0.4	8.5
Accelerated depreciation	15.7	—	4.7	1.6	22.0
Other selling, general and administrative expenses	2.4	—	5.6	5.7	13.7
Total selling, general and administrative expenses	25.2	3.5	18.4	8.0	55.1
Consolidated total	$25.2	$3.5	$19.9	$8.2	$56.8
Included in the above results are $28.4 million of charges that have resulted or will result in cash outflows and $28.4 million in non-cash charges.
We recognized the following cumulative (plan inception to February 22, 2015) pre-tax expenses related to the SCAE Plan in our Condensed Consolidated Statement of Earnings:

	Consumer Foods	Commercial Foods	Private Brands	Corporate	Total
Multi-employer pension costs	$—	$—	$—	$11.4	$11.4
Other cost of goods sold	0.8	—	2.1	—	2.9
Total cost of goods sold	0.8	—	2.1	11.4	14.3
Severance and related costs (recoveries)	19.2	8.3	9.5	42.9	79.9
Fixed asset impairment / Net loss on disposal	0.9	—	11.4	0.4	12.7
Accelerated depreciation	18.1	—	19.8	2.2	40.1
Other selling, general and administrative expenses	2.4	—	10.6	8.9	21.9
Total selling, general and administrative expenses	40.6	8.3	51.3	54.4	154.6
Consolidated total	$41.4	$8.3	$53.4	$65.8	$168.9
Included in the above results are $117.5 million of charges that have resulted or will result in cash outflows and $51.4 million in non-cash charges.
Liabilities recorded for the SCAE Plan and changes therein for the first three quarters of fiscal 2015 were as follows:

	Balance at May 25, 2014	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Changes in Estimates	Balance at February 22, 2015
Severance	$46.9	$14.7	$(40.5)	$(3.8)	$17.3
Multi-employer pension costs	11.2	—	—	0.2	11.4
Other costs	6.0	20.2	(13.0)	(2.9)	10.3
Total	$64.1	$34.9	$(53.5)	$(6.5)	$39.0
Acquisition-related Restructuring Costs
During fiscal 2012, we started incurring costs in connection with actions taken to attain synergies when integrating businesses acquired prior to the third quarter of fiscal 2013. These costs, collectively referred to as "acquisition-related restructuring costs", include severance and other costs associated with consolidating facilities and administrative functions. In connection with the acquisition-related restructuring costs, we incurred pre-tax cash and non-cash charges of $23.7 million ($21.2 million in the Consumer Foods segment and $2.5 million in Corporate expenses) cumulatively since inception. In the first three quarters of fiscal 2015, we incurred $0.3 million in the Consumer Foods segment. In the third quarter and first three quarters of fiscal 2014, we incurred $2.4 million and $5.7 million, respectively, in the Consumer Foods segment. The acquisition-related restructuring costs are substantially complete.

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

5. LONG-TERM DEBT
On March 23, 2015, the Company entered into an amendment to its $1.5 billion revolving credit facility to exclude certain goodwill and other intangible asset impairments from the calculation of the fixed charge coverage ratio. As of February 22, 2015, we were in compliance with all financial covenants in the facility.
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
During the second and third quarter of fiscal 2014, we repurchased $43.0 million and $20.0 million, respectively, of 4.65% senior notes due 2043 prior to maturity, resulting in net gains of $2.4 million and $1.3 million in the second and third quarters of fiscal 2014, respectively.
Net interest expense consists of:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 22, 2015	February 23, 2014	February 22, 2015	February 23, 2014
Long-term debt	$81.0	$98.2	$246.6	$297.3
Short-term debt	1.0	0.3	2.3	1.1
Interest income	(0.1)	(0.3)	(0.9)	(1.6)
Interest capitalized	(1.6)	(3.2)	(4.7)	(10.5)
	$80.3	$95.0	$243.3	$286.3
Our net interest expense for the third quarter and first three quarters of fiscal 2015 was reduced by $1.9 million and $7.1 million, respectively, due to the impact of the interest rate swap contracts designated as fair value hedges entered into in the third quarter of fiscal 2014. Net interest expense was reduced by $0.7 million for the third quarter and first three quarters of fiscal 2014. The interest rate swaps effectively converted the interest on our senior long-term debt instruments maturing in fiscal 2019 and 2020 from fixed rate to floating rate (see Note 8). These interest rate swap contracts were terminated during the third quarter of fiscal 2015. The cumulative adjustments to the fair value of the debt instruments that were hedged (the effective portion of the hedges), totaling $12.6 million, will be amortized as a reduction of interest expense over the remaining lives of the debt instruments (through fiscal 2020). Our net interest expense was reduced by $0.2 million for the third quarter of fiscal 2015 as a result of this amortization.
We entered into interest rate swaps during fiscal 2010 that effectively changed our interest rate on the senior long-term debt instrument that matured in fiscal 2014 from fixed to variable. During the second quarter of fiscal 2011, we terminated these interest rate swap contracts and received proceeds of $28.2 million. The cumulative adjustment to the fair value of the debt instrument that was hedged (the effective portion of the hedge) was amortized as a reduction of interest expense over the remaining life of the debt instrument (through fiscal 2014). Net interest expense for the third quarter and first three quarters of fiscal 2014 was reduced by $2.4 million and $7.1 million, respectively.

6. VARIABLE INTEREST ENTITIES
Variable Interest Entities Consolidated
We own a 49.99% interest in Lamb Weston BSW, LLC ("Lamb Weston BSW"), a potato processing venture with Ochoa Ag Unlimited Foods, Inc. ("Ochoa"). We provide all sales and marketing services to Lamb Weston BSW. Under certain circumstances, we could be required to compensate Ochoa for lost profits resulting from significant production shortfalls ("production shortfalls"). Commencing on June 1, 2018, or on an earlier date under certain circumstances, we have a contractual right to purchase the remaining equity interest in Lamb Weston BSW from Ochoa (the "call option"). We are currently subject to a contractual obligation to purchase all of Ochoa's equity investment in Lamb Weston BSW at the option of Ochoa (the "put option"). The purchase prices under the call option and the put option (the "options") are based on the book value of Ochoa's equity interest at the date of exercise, as modified by an agreed-upon rate of return for the holding period of the investment balance. The agreed-upon rate of return varies depending on the circumstances under which any of the options are exercised. As of February 22, 2015, the price at which Ochoa had the right to put its equity interest to us was $40.4 million. This amount is presented within other noncurrent liabilities in our Condensed Consolidated Balance Sheets. We have determined that Lamb Weston BSW is a variable interest entity and that we are the primary beneficiary of the entity. Accordingly, we consolidate the financial statements of Lamb Weston BSW.
We hold a promissory note from Lamb Weston BSW, the balance of which was $36.1 million at February 22, 2015. The promissory note is due in December 2015. The promissory note is currently accruing interest at a rate of LIBOR plus 200 basis points with a floor of 3.25%. In addition, as of February 22, 2015, we provided lines of credit of up to $15.0 million to Lamb Weston BSW. Borrowings under the lines of credit bear interest at a rate of LIBOR plus 200 basis points with a floor of 3.25%. The amounts owed by Lamb Weston BSW to the Company are not reflected in our Condensed Consolidated Balance Sheets, as they are eliminated in consolidation.
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
Due to the consolidation of this variable interest entity, we reflected in our Condensed Consolidated Balance Sheets:

	February 22, 2015	May 25, 2014
Cash and cash equivalents	$14.3	$17.7
Receivables, less allowance for doubtful accounts	0.1	—
Inventories	1.8	1.4
Prepaid expenses and other current assets	0.5	0.3
Property, plant and equipment, net	51.3	51.8
Goodwill	18.8	18.8
Brands, trademarks and other intangibles, net	6.2	6.7
Total assets	$93.0	$96.7
Accounts payable	$11.4	$12.2
Accrued payroll	1.0	0.5
Other accrued liabilities	0.6	0.6
Other noncurrent liabilities (noncontrolling interest)	30.5	33.3
Total liabilities	$43.5	$46.6
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
We hold a 50% interest in Lamb Weston RDO, a potato processing venture. We provide all sales and marketing services to Lamb Weston RDO. We receive a fee for these services based on a percentage of the net sales of the venture. We reflect the value of our ownership interest in this venture in other assets in our Condensed Consolidated Balance Sheets, based upon the equity method of accounting. The balance of our investment was $14.6 million and $12.6 million at February 22, 2015 and May 25, 2014, respectively, representing our maximum exposure to loss as a result of our involvement with this venture. The capital structure of Lamb Weston RDO includes owners' equity of $29.3 million and term borrowings from banks of $42.2 million as of February 22, 2015. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this venture.
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

7. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
The change in the carrying amount of goodwill for the first three quarters of fiscal 2015 was as follows:

	Consumer Foods	Commercial Foods	Private Brands	Total
Balance as of May 25, 2014	$3,748.5	$865.4	$3,214.6	$7,828.5
Impairment	—	—	(1,502.1)	(1,502.1)
Acquisitions	—	20.3	—	20.3
Currency translation adjustments	(23.5)	(1.5)	(16.7)	(41.7)
Balance as of February 22, 2015	$3,725.0	$884.2	$1,695.8	$6,305.0
Other identifiable intangible assets were as follows:

	February 22, 2015		May 25, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$1,006.1	$—	$1,059.5	$—
Amortizing intangible assets	2,367.6	310.9	2,376.1	230.7
	$3,373.7	$310.9	$3,435.6	$230.7
Non-amortizing intangible assets are comprised of brands and trademarks.
Amortizing intangible assets, carrying a remaining weighted average life of approximately 21 years, are principally composed of customer relationships, licensing arrangements, and intellectual property. Based on amortizing assets recognized in our Condensed Consolidated Balance Sheet as of February 22, 2015, amortization expense is estimated to average $108.2 million for each of the next five years.
Because forecasted sales and profits for the Private Brands segment for fiscal 2015 continue to fall below our expectations relative to our previous projections, we performed a quantitative analysis of goodwill of our Private Brands reporting units in the third quarter of fiscal 2015. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans and future industry and economic conditions. We estimated the future cash flows of each of the reporting units within the Private Brands segment and calculated the net present value of those estimated cash flows using a risk adjusted discount rate, in order to estimate the fair value of each reporting unit from the perspective of a market participant. We used discount rates and terminal growth rates of approximately 8% and 3%, respectively, to calculate the present value of estimated future cash flows. We then compared the estimated fair value of each reporting unit to the respective historical carrying value (including allocated assets and liabilities of certain shared and Corporate functions), and determined that the fair value of the reporting unit was less than the carrying value for all of our reporting units within the Private Brands segment. With the assistance of a third-party valuation specialist, we estimated the fair value of the assets and liabilities of each of these reporting units in order to determine the implied fair value of goodwill of each reporting unit. The estimated fair values of each of the reporting units determined in the third quarter of fiscal 2015 were substantially lower than the fair values previously estimated. These reductions reflect the continued deterioration in the recent operating results and the reduced expectations relating to the long term operating performance of the reporting units. We recognized impairment charges for the difference between the implied fair value of goodwill and the historical carrying value of goodwill within each reporting unit. Accordingly, during the third quarter of fiscal 2015, we recorded a $1.29 billion charge for the impairment of goodwill. The impacts on the reporting units within the Private Brands segment during the third quarter of fiscal 2015 were: $294.7 million in Bars and Coordinated; $157.1 million in Cereal; $157.1 million in Pasta; $389.9 million in Snacks; $154.4 million in Retail Bakery; and $132.2 million in Condiments. During the first three quarters of fiscal 2015, we recorded charges totaling $1.50 billion for the impairment of goodwill. The impacts on the reporting units within the Private Brands segment during the first three quarters of fiscal 2015 were: $326.6 million in Bars and Coordinated; $175.3 million in Cereal; $157.1 million in Pasta; $536.5 million in Snacks; $174.4 million in Retail Bakery; and $132.2 million in Condiments.
In the case of four reporting units within the Private Brands segment: Cereal, Pasta, Snacks, and Retail Bakery, the estimated fair value of certain amortizing intangible assets (customer relationships) used in step two of our impairment analysis was substantially less than the carrying value of those assets and, as a result, the carrying value of the Cereal, Pasta, Snacks, and Retail Bakery reporting units exceeded the estimated fair value of those reporting units, even after the previously described goodwill impairment charges were recorded. The carrying value of the Private Brands amortizing intangible assets are expected to be recovered over their remaining lives (on an undiscounted basis) and, accordingly, no impairments were required to be recognized.
Following the impairment charges recorded in the third quarter of fiscal 2015, the carrying value of goodwill in our Private Brands reporting units included $2.0 million for Bars and Coordinated, $289.1 million for Cereal, $589.0 million for Pasta, $276.6 million for Snacks, $535.2 million for Retail Bakery, and $3.9 million for Condiments. If the future performance of one or more of the reporting units within the Private Brands segment falls short of our revised expectations or if there are significant changes in risk-adjusted discount rates due to changes in market conditions, we could be required to recognize additional, material impairment charges in future periods.
In the third quarter of fiscal 2015, we also performed a quantitative impairment test for non-amortizing intangible assets within the Private Brands segment, which comprise brands and trademarks. We recognized impairment charges of $13.7 million in our Private Brands segment to write-down five small brands. During the first three quarters of fiscal 2015, we recognized impairment charges of $43.7 million in our Private Brands segment to write-down various brands.

8. DERIVATIVE FINANCIAL INSTRUMENTS
Our operations are exposed to market risks from adverse changes in commodity prices affecting the cost of raw materials and energy, foreign currency exchange rates, and interest rates. In the normal course of business, these risks are managed through a variety of strategies, including the use of derivatives.
Commodity and commodity index futures and option contracts are used from time to time to economically hedge commodity input prices on items such as natural gas, vegetable oils, proteins, packaging materials, dairy, grains, and electricity. Generally, we economically hedge a portion of our anticipated consumption of commodity inputs for periods of up to 36 months. We may enter into longer-term economic hedges on particular commodities, if deemed appropriate. As of February 22, 2015, we had economically hedged certain portions of our anticipated consumption of commodity inputs using derivative instruments with expiration dates through June 2016.
In order to reduce exposures related to changes in foreign currency exchange rates, we enter into forward exchange, option, or swap contracts from time to time for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of February 22, 2015, we had economically hedged certain portions of our foreign currency risk in anticipated transactions using derivative instruments with expiration dates through May 2017.
From time to time, we may use derivative instruments, including interest rate swaps, to reduce risk related to changes in interest rates. This includes, but is not limited to, hedging against increasing interest rates prior to the issuance of long-term debt and hedging the fair value of our senior long-term debt.

Derivatives Designated as Cash Flow Hedges
During fiscal 2013, we entered into interest rate swap contracts to hedge a portion of the interest rate risk related to our issuance of long-term debt to partially finance the acquisition of Ralcorp. We settled these contracts during the third quarter of fiscal 2013 resulting in a deferred gain of $4.2 million on senior notes maturing in 2043 and a deferred loss of $2.0 million on senior notes maturing in 2023, both recognized in accumulated other comprehensive loss. These amounts are being amortized as a component of net interest expense over the lives of the related debt instruments. The unamortized amounts of the deferred gain and deferred loss at February 22, 2015 were $3.0 million and $1.4 million, respectively.
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
Changes in fair value of such derivative instruments are immediately recognized in earnings along with changes in the fair value of the items being hedged (based solely on the change in the benchmark interest rate). In the third quarter and first three quarters of fiscal 2015, we recognized gains of $8.2 million and $8.9 million, respectively, representing the change in fair value of the interest rate swap contracts and losses of $5.7 million and $5.8 million, respectively, representing the change in fair value of the related senior long-term debt. The net gains of $2.5 million for the third quarter and $3.1 million for the first three quarters of fiscal 2015 are classified within selling, general and administrative expenses.
During the third quarter of fiscal 2015, we terminated the interest rate swap contracts and received proceeds of $21.9 million. The proceeds include $3.9 million of accrued interest from the interest rate swap contract, gains of $5.4 million representing the change in fair value of the interest rate swap contracts (the ineffective portion of the hedge) recognized within selling, general and administrative expenses and $12.6 million of cumulative adjustment to the fair value of the debt instruments that were hedged (the effective portion of the hedge), that will be amortized as a reduction to interest expense over the remaining life of the debt instruments (through fiscal 2020).
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
All derivative instruments are recognized on our balance sheets at fair value (refer to Note 16 for additional information related to fair value measurements). The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. In accordance with U.S. GAAP, we offset certain derivative asset and liability balances, as well as certain amounts representing rights to reclaim cash collateral and obligations to return cash collateral, where master netting agreements provide for legal right of setoff. At February 22, 2015, $12.5 million, representing a right to reclaim cash collateral, was included in prepaid expenses and other current assets, and at May 25, 2014, $6.2 million, representing an obligation to return cash collateral, was included in other accrued liabilities in our Condensed Consolidated Balance Sheets.

Derivative assets and liabilities and amounts representing a right to reclaim cash collateral or obligation to return cash collateral were reflected in our Condensed Consolidated Balance Sheets as follows:

	February 22, 2015	May 25, 2014
Prepaid expenses and other current assets	$47.0	$38.8
Other accrued liabilities	45.0	10.4
The following table presents our derivative assets and liabilities, at February 22, 2015, on a gross basis, prior to the setoff of $51.2 million to total derivative assets and $63.7 million to total derivative liabilities where legal right of setoff existed:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Prepaid expenses and other current assets	$81.4	Other accrued liabilities	$107.3
Foreign exchange contracts	Prepaid expenses and other current assets	16.8	Other accrued liabilities	0.9
Other	Prepaid expenses and other current assets	—	Other accrued liabilities	0.5
Total derivatives not designated as hedging instruments		$98.2		$108.7
Total derivatives		$98.2		$108.7
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
The location and amount of gains (losses) from derivatives not designated as hedging instruments in our Condensed Consolidated Statements of Earnings were as follows:

Derivatives Not Designated as Hedging Instruments	Location in Condensed Consolidated Statement of Earnings of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized on Derivatives in Condensed Consolidated Statement of Earnings for the Thirteen Weeks Ended
		February 22, 2015	February 23, 2014
Commodity contracts	Cost of goods sold	$(40.1)	$42.3
Foreign exchange contracts	Cost of goods sold	—	1.6
Foreign exchange contracts	Selling, general and administrative expense	7.6	6.7
Interest rate contracts	Selling, general and administrative expense	—	(54.9)
Total loss from derivative instruments not designated as hedging instruments		$(32.5)	$(4.3)

Derivatives Not Designated as Hedging Instruments	Location in Condensed Consolidated Statement of Earnings of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized on Derivatives in Condensed Consolidated Statement of Earnings for the Thirty-nine Weeks Ended
		February 22, 2015	February 23, 2014
Commodity contracts	Cost of goods sold	$(102.5)	$13.3
Foreign exchange contracts	Cost of goods sold	1.2	2.5
Foreign exchange contracts	Selling, general and administrative expense	10.2	7.9
Interest rate contracts	Selling, general and administrative expense	(1.4)	(54.9)
Total loss from derivative instruments not designated as hedging instruments		$(92.5)	$(31.2)
As of February 22, 2015, our open commodity contracts had a notional value (defined as notional quantity times market value per notional quantity unit) of $1.5 billion and $1.0 billion for purchase and sales contracts, respectively. As of May 25, 2014, our open commodity contracts had a notional value of $1.4 billion for both purchase and sales contracts. The notional amount of our foreign currency forward and cross currency swap contracts as of February 22, 2015 and May 25, 2014 was $103.6 million and $170.1 million, respectively.
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
At February 22, 2015, the maximum amount of loss due to the credit risk of the counterparties, had the counterparties failed to perform according to the terms of the contracts, was $33.7 million.

9. SHARE-BASED PAYMENTS
For the third quarter and first three quarters of fiscal 2015, we recognized total stock-based compensation expense (including stock options, restricted stock units, cash-settled restricted stock units, and performance shares) of $11.4 million and $46.4 million, respectively. For the third quarter and first three quarters of fiscal 2014, we recognized total stock-based compensation expense of continuing and discontinued operations of $11.7 million and $45.9 million, respectively. Included in the total stock-based compensation expense for the third quarter and first three quarters of fiscal 2015 was $0.3 million and $0.9 million, respectively, related to stock options granted by a subsidiary in the subsidiary's shares to the subsidiary's employees. The expense for these stock options was $0.2 million and $2.3 million, respectively, for the third quarter and first three quarters of fiscal 2014. For the first three quarters of fiscal 2015, we granted 0.9 million restricted stock units at a weighted average grant date price of $31.36, 0.9 million cash-settled restricted stock units at a weighted average grant date price of $30.89, 3.8 million stock options at a weighted average exercise price of $30.89, and 0.4 million performance shares at a weighted average grant date price of $30.89.
Performance shares are granted to selected executives and other key employees with vesting contingent upon meeting various Company-wide performance goals. The performance goals for the performance period ending in fiscal 2015 are based upon our operating cash flow return on operations, a measure of operating cash flow as a percentage of invested capital, and revenue growth, each measured over a defined performance period. The performance goals for the performance periods ending in fiscal 2016 and 2017 are based upon our earnings before interest, taxes, depreciation, and amortization ("EBITDA") return on capital, and revenue growth, each measured over the defined performance period. The awards actually earned will range from zero to two hundred twenty percent of the targeted number of performance shares for each of the performance periods. A payout equal to 25% of approved target incentive is required to be paid out for each performance period, as applicable, if we achieve a threshold level of cash flow return on operations for the performance period ending in fiscal 2015, and a threshold level of EBITDA return on capital for the performance periods ending in fiscal 2016 and 2017. Awards, if earned, will be paid in shares of our common stock. Subject to limited exceptions set forth in the performance share plan, any shares earned will be distributed at the end of the performance period. The value of the performance shares is adjusted based upon the market price of our common stock at the end of each reporting period and amortized as compensation expense over the vesting period.
The weighted average Black-Scholes assumptions for stock options granted during the first three quarters of fiscal 2015 were as follows:

Expected volatility (%)	17.44
Dividend yield (%)	3.12
Risk-free interest rate (%)	1.62
Expected life of stock option (years)	4.92
The weighted average value of stock options granted during the first three quarters of fiscal 2015 was $3.28 per option based upon a Black-Scholes methodology.

10. EARNINGS PER SHARE
Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock unit awards, and other dilutive securities. In periods when we recognize a net loss, we exclude the impact of outstanding stock awards from the diluted loss per share calculation, as their inclusion would have an anti-dilutive effect.
The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 22, 2015	February 23, 2014	February 22, 2015	February 23, 2014
Net income (loss) available to ConAgra Foods, Inc. common stockholders:
Income (loss) from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$(953.5)	$223.5	$(823.8)	$560.7
Income (loss) from discontinued operations, net of tax, attributable to ConAgra Foods, Inc. common stockholders	(0.6)	10.8	362.0	66.6
Net income (loss) attributable to ConAgra Foods, Inc. common stockholders	$(954.1)	$234.3	$(461.8)	$627.3
Less: Increase in redemption value of noncontrolling interests in excess of earnings allocated	0.4	0.5	1.3	1.3
Net income (loss) available to ConAgra Foods, Inc. common stockholders	$(954.5)	$233.8	$(463.1)	$626.0
Weighted average shares outstanding:
Basic weighted average shares outstanding	427.1	421.2	425.5	421.1
Add: Dilutive effect of stock options, restricted stock unit awards, and other dilutive securities	—	6.1	—	6.3
Diluted weighted average shares outstanding	427.1	427.3	425.5	427.4
For the third quarter and first three quarters of fiscal 2014, there were 3.6 million and 3.0 million stock options outstanding, respectively, that were excluded from the computation of shares contingently issuable upon exercise because exercise prices exceeded the average market value of our common stock during the period.

11. INVENTORIES
The major classes of inventories were as follows:

	February 22, 2015	May 25, 2014
Raw materials and packaging	$649.6	$498.6
Work in process	153.4	118.6
Finished goods	1,449.1	1,335.3
Supplies and other	127.7	124.5
Total	$2,379.8	$2,077.0

12. INCOME TAXES
Our income tax expense from continuing operations for the third quarter of fiscal 2015 and 2014 was $2.5 million and $78.2 million, respectively. Income tax expense from continuing operations for the first three quarters of fiscal 2015 and 2014 was $129.0 million and $213.1 million, respectively. Our income tax expense in the third quarter and first three quarters of fiscal 2015 reflects the impact of impairments of goodwill that are largely non-deductible for tax purposes.
The amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $77.5 million as of February 22, 2015 and $84.9 million as of May 25, 2014. Included in the balance was $8.2 million as of both February 22, 2015 and May 25, 2014, for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. Any associated interest and penalties imposed would affect the tax rate. The gross unrecognized tax benefits excluded related liabilities for gross interest and penalties of $27.1 million and $29.6 million as of February 22, 2015 and May 25, 2014, respectively.
The net amount of unrecognized tax benefits at February 22, 2015 and May 25, 2014 that, if recognized, would impact the Company's effective tax rate was $45.4 million and $50.8 million, respectively. Recognition of these tax benefits would have a favorable impact on the Company's effective tax rate.
We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by up to $19.2 million over the next twelve months due to various federal, state, and foreign audit settlements and the expiration of statutes of limitations.

13. CONTINGENCIES
In fiscal 1991, we acquired Beatrice Company ("Beatrice"). As a result of the acquisition of Beatrice and the significant pre-acquisition contingencies of the Beatrice businesses and its former subsidiaries, our condensed consolidated post-acquisition financial statements reflect liabilities associated with the estimated resolution of these contingencies. These include various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by us. The litigation includes suits against a number of lead paint and pigment manufacturers, including ConAgra Grocery Products Company, a wholly owned subsidiary of the Company ("ConAgra Grocery Products"), and the Company as alleged successors to W. P. Fuller Co., a lead paint and pigment manufacturer owned and operated by Beatrice until 1967. Although decisions favorable to us have been rendered in Rhode Island, New Jersey, Wisconsin, and Ohio, we remain a defendant in active suits in Illinois and California. The Illinois suit seeks class-wide relief for reimbursement of costs associated with the testing of lead levels in blood. In California, a number of cities and counties joined in a consolidated action seeking abatement of the alleged public nuisance. On September 23, 2013, a trial of the California case concluded in the Superior Court of California for the County of Santa Clara, and on January 27, 2014, the court entered Judgment (the "Judgment") against ConAgra Grocery Products and two other defendants, which orders the creation of a California abatement fund in the amount of $1.15 billion. Liability is joint and several. The Company believes ConAgra Grocery Products did not inherit any liabilities of W. P. Fuller Co. The Company will continue to vigorously defend itself in this case and has appealed the Judgment to The Court of Appeal of the State of California Sixth Appellate District. The Company expects the appeal process will last several years. The absence of any linkage between ConAgra Grocery Products and W. P. Fuller Co. is a critical issue among others that the Company will continue to advance throughout the appeals process. It is not possible to estimate exposure in this case or the remaining case in Illinois (which is based on different legal theories). If ultimately necessary, the Company will look to its insurance policies for coverage; its carriers are on notice. However, the Company cannot absolutely assure that the final resolution of this matter will not have a material adverse effect on its financial condition, results of operations, or liquidity.
The environmental proceedings associated with Beatrice include litigation and administrative proceedings involving Beatrice's status as a potentially responsible party at 37 Superfund, proposed Superfund, or state-equivalent sites. These sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. Beatrice has paid or is in the process of paying its liability share at 33 of these sites. Reserves for these matters have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The reserves for Beatrice-related environmental matters totaled $56.1 million as of February 22, 2015, a majority of which relates to the Superfund and state-equivalent sites referenced above. We expect expenditures for Beatrice-related environmental matters to continue for up to 18 years.
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
We guarantee certain leases resulting from the 2002 divestiture of our fresh beef and pork operations. The remaining terms of these arrangements are less than a year and the maximum amount of future payments we have guaranteed was $3.4 million as of February 22, 2015.
We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At February 22, 2015, the amount of supplier loans we have effectively guaranteed was $9.5 million. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.
We were a party to a supply agreement with an onion processing company where we had guaranteed, under certain conditions, repayment of a $25.0 million secured loan (the "Secured Loan") of this onion products supplier to the supplier's lender. During the fourth quarter of fiscal 2012, we received notice from the lender that the supplier had defaulted on the Secured Loan and we exercised our option to purchase the Secured Loan from the lender for $40.8 million, thereby assuming first-priority secured rights to the underlying collateral for the amount of the Secured Loan, and cancelling our guarantee. The supplier filed for bankruptcy during the fourth quarter of fiscal 2012 and during the second quarter of fiscal 2013, we acquired ownership and all rights to the underlying collateral, consisting of agricultural land and an onion processing facility. During the third quarter of fiscal 2013, we recognized an impairment charge of $10.2 million in our Commercial Foods segment to reduce the carrying amount of these assets to their estimated fair value based upon updated appraisals. During the second quarter of fiscal 2014, we recognized an additional impairment charge of $8.9 million in our Commercial Foods segment to reduce the carrying amount of the processing facility to its estimated fair value based upon expected sales proceeds. In the fourth quarter of fiscal 2014, we sold the land and recognized a gain of $5.1 million in our Commercial Foods segment. In the third quarter of fiscal 2015, we sold the processing facility and recognized an immaterial gain in our Commercial Foods segment.
Federal income tax credits were generated related to our sweet potato production facility in Delhi, Louisiana. Third parties invested in these income tax credits. We have guaranteed these third parties the face value of the income tax credits over their statutory lives, through fiscal 2017, in the event that the income tax credits are recaptured or reduced. The face value of the income tax credits was $26.7 million as of February 22, 2015. We believe the likelihood of the recapture or reduction of the income tax credits is remote, and therefore we have not established a liability in connection with these guarantees.
We are a party to a number of lawsuits and claims arising out of our ongoing business operations. Among these, there are lawsuits, claims, and matters related to the February 2007 recall of our peanut butter products. Among the matters outstanding during fiscal 2015 related to the peanut butter recall is an ongoing investigation by the U.S. Attorney's office in Georgia and the Consumer Protection Branch of the Department of Justice. In fiscal 2011, we received formal requests from the U.S. Attorney's office in Georgia seeking a variety of records and information related to the operations of our peanut butter manufacturing facility in Sylvester, Georgia. These requests relate to the June 2007 execution of a search warrant at our facility following the February 2007 recall. During fiscal 2013 and 2012, we recognized charges of $7.5 million and $17.5 million, respectively, in connection with this matter. We have been and continue to be engaged in ongoing discussions with the U.S. Attorney's office and the Department of Justice in regard to the investigation. We are pursuing a negotiated resolution, which we believe will likely involve a misdemeanor criminal disposition under the Food, Drug & Cosmetics Act. During the fourth quarter of fiscal 2014, we reduced our accrual by $6.7 million. During the first quarter of fiscal 2015, we further reduced our accrual by $5.8 million and further reduced it by $1.2 million in the second quarter of fiscal 2015, based on ongoing discussions with the U.S. Attorney's office and the Department of Justice. After taking into account liabilities recorded for these matters, we believe the ultimate resolution of this matter should not have a material adverse effect on our financial conditions, results of operations, or liquidity.
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
In April 2010, an accidental explosion occurred at our previously owned flour milling facility in Chester, Illinois. Two employees of a subcontractor and one employee of the primary contractor, Westside Salvage ("Westside"), on the site at the time of the accident suffered injuries. Suit was initiated against Westside and the Company for personal injury claims. During the first quarter of fiscal 2013, a jury in Federal Court sitting in East St. Louis, Illinois, returned a verdict against the Company and Westside and in favor of the three contractor employees. The verdict was in the amount of $77.5 million in compensatory damages apportioned between the Company and Westside and $100.0 million in punitive damages against the Company. Post-trial motions were filed by the Company and the trial court reduced the punitive award by approximately $7 million. We filed an appeal with the Seventh Federal Circuit Court of Appeals on the verdict and the damages in the third quarter of fiscal 2013. The appeal was argued in the second quarter of fiscal 2014 and during the second quarter of fiscal 2015, the Court of Appeals rendered a unanimous decision reversing the judgment against the Company in its entirety. The plaintiffs petitioned the Court of Appeals for a rehearing en banc, which was denied, and petitioned the U.S. Supreme Court for a Writ of Certiorari, which was denied on February 23, 2015. There are no further appeals available to the plaintiffs against the Company.
We are a party to an agreement with a third party wherein we have rights to the use of certain intellectual property designed to assist us in improving the operating efficiency of our manufacturing operations. In connection with this agreement, the Company is required to make yearly payments of $2.5 million to the third party. Beginning in fiscal 2015, the Company will be required to make additional payments to the third party based upon a contractual formula for manufacturing efficiencies achieved in applicable production facilities. Our best estimate of the required payment for fiscal 2015 is $6.1 million. If additional operating efficiencies are attained in future periods, the amount of the payments due to the third party could increase materially. The obligation to make such payments is contingent upon achievement of such operating efficiencies and accordingly, it is not currently possible to determine the ultimate amount of such payments. This agreement requires such contractual payments to occur each year from fiscal 2015 through March of fiscal 2021.
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
Components of pension benefit and other postretirement benefit costs included:

	Pension Benefits
	Thirteen weeks ended		Thirty-nine weeks ended
	February 22, 2015	February 23, 2014	February 22, 2015	February 23, 2014
Service cost	$22.1	$22.3	$66.4	$66.8
Interest cost	40.4	37.7	121.1	113.3
Expected return on plan assets	(67.0)	(63.3)	(201.0)	(189.7)
Amortization of prior service cost	0.9	1.1	2.7	2.9
Special termination benefits	—	—	6.9	—
Benefit cost — Company plans	(3.6)	(2.2)	(3.9)	(6.7)
Pension benefit cost — multi-employer plans	2.8	2.7	9.5	9.4
Total benefit cost	$(0.8)	$0.5	$5.6	$2.7

	Postretirement Benefits
	Thirteen weeks ended		Thirty-nine weeks ended
	February 22, 2015	February 23, 2014	February 22, 2015	February 23, 2014
Service cost	$0.1	$0.1	$0.4	$0.5
Interest cost	2.5	2.5	7.5	7.3
Amortization of prior service benefit	(2.0)	(1.8)	(5.9)	(5.4)
Recognized net actuarial loss	0.9	1.6	2.6	5.0
Total cost	$1.5	$2.4	$4.6	$7.4
During the third quarter and first three quarters of fiscal 2015, we contributed $3.6 million and $10.0 million, respectively, to our pension plans and contributed $3.9 million and $14.4 million, respectively, to our other postretirement plans. Based upon the current funded status of the plans and the current interest rate environment, we anticipate making further contributions of approximately $2.9 million to our pension plans for the remainder of fiscal 2015. We anticipate making further contributions of $11.1 million to our other postretirement plans during the remainder of fiscal 2015. These estimates are based on ERISA guidelines, current tax laws, plan asset performance, and liability assumptions, which are subject to change.
Special termination benefits granted in connection with the formation of Ardent Mills resulted in the recognition of $6.9 million of expense in the first quarter of fiscal 2015. This expense was included in results of discontinued operations.

15. STOCKHOLDERS' EQUITY
The following table presents a reconciliation of our stockholders' equity accounts for the thirty-nine weeks ended February 22, 2015:

	ConAgra Foods, Inc. Stockholders' Equity
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at May 25, 2014	567.9	$2,839.7	$1,036.9	$5,010.6	$(134.3)	$(3,494.4)	$96.7	$5,355.2
Stock option and incentive plans			(1.1)	(0.2)		143.9		142.6
Currency translation adjustment					(129.9)		(5.7)	(135.6)
Repurchase of common shares						(38.4)		(38.4)
Unrealized gain on securities					0.4			0.4
Derivative adjustment, net of reclassification adjustment					(0.3)			(0.3)
Activities of noncontrolling interests			(1.3)				(5.3)	(6.6)
Pension and postretirement healthcare benefits					2.5			2.5
Dividends declared on common stock; $0.75 per share				(319.4)				(319.4)
Net loss attributable to ConAgra Foods, Inc.				(461.8)				(461.8)
Balance at February 22, 2015	567.9	$2,839.7	$1,034.5	$4,229.2	$(261.6)	$(3,388.9)	$85.7	$4,538.6

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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of February 22, 2015:

	Level 1	Level 2	Level 3	Net Value
Assets:
Derivative assets	$13.3	$33.7	$—	$47.0
Available-for-sale securities	2.8	—	—	2.8
Deferred compensation assets	4.7	—	—	4.7
Total assets	$20.8	$33.7	$—	$54.5
Liabilities:
Derivative liabilities	$—	$45.0	$—	$45.0
Deferred compensation liabilities	45.0	—	—	45.0
Total liabilities	$45.0	$45.0	$—	$90.0
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
During the third quarter and first three quarters of fiscal 2015, goodwill impairment charges of $1.29 billion and $1.50 billion, respectively, were recognized within the Private Brands segment. See Note 7 for a discussion of the methodology employed to measure this impairment.
During the third quarter and first three quarters of fiscal 2015, impairments of certain indefinite-lived brands were recognized in the amounts of $13.7 million and $43.7 million, respectively, in the Private Brands segment. The fair value of these brands were estimated using the "relief from royalty" method.
The carrying amount of long-term debt (including current installments) was $7.9 billion as of February 22, 2015 and $8.9 billion as of May 25, 2014. Based on current market rates, the fair value of this debt (level 2 liabilities) at February 22, 2015 and May 25, 2014, was estimated at $8.5 billion and $9.5 billion, respectively. Included in the May 25, 2014 long-term debt carrying amount, and excluded from the above fair value table, is $0.5 billion of hedged debt that, along with the related hedge instruments, was adjusted for changes in fair value based solely on the change in the related benchmark interest rate. The hedging instruments were terminated in the third quarter of fiscal 2015 (see Notes 5 and 8).

17. BUSINESS SEGMENTS AND RELATED INFORMATION
We report our operations in three reporting segments: Consumer Foods, Commercial Foods, and Private Brands.
The Consumer Foods reporting segment includes branded food sold in various retail channels primarily in North America. Our food products are sold in a variety of categories (meals, entrees, condiments, sides, snacks, and desserts) in various retail channels across frozen, refrigerated, and shelf-stable temperature classes.

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
The Private Brands reporting segment principally includes private brand and customized food products which are sold in various retail channels, primarily in North America. The products include a variety of categories including: bars, cereal, snacks, condiments, pasta, and retail bakery products.
We do not aggregate operating segments when determining our reporting segments.
Intersegment sales have been recorded at amounts approximating market. Operating profit for each of the segments is based on net sales less all identifiable operating expenses. General corporate expense, net interest expense, and income taxes have been excluded from segment operations.

	Thirteen weeks ended		Thirty-nine weeks ended
	February 22, 2015	February 23, 2014	February 22, 2015	February 23, 2014
Net sales
Consumer Foods	$1,835.2	$1,870.3	$5,444.7	$5,536.0
Commercial Foods	1,028.3	1,013.7	3,237.4	3,182.4
Private Brands	1,013.2	1,063.3	3,045.6	3,165.8
Total net sales	$3,876.7	$3,947.3	$11,727.7	$11,884.2
Operating profit (loss)
Consumer Foods	$274.2	$265.1	$765.9	$716.0
Commercial Foods	145.2	122.7	414.4	387.5
Private Brands	(1,271.6)	44.7	(1,432.0)	200.0
Total operating profit (loss)	$(852.2)	$432.5	$(251.7)	$1,303.5
Equity method investment earnings
Consumer Foods	$1.3	$1.2	$2.4	$2.1
Commercial Foods	31.7	9.9	90.2	18.3
Total equity method investment earnings	$33.0	$11.1	$92.6	$20.4
Operating profit (loss) plus equity method investment earnings
Consumer Foods	$275.5	$266.3	$768.3	$718.1
Commercial Foods	176.9	132.6	504.6	405.8
Private Brands	(1,271.6)	44.7	(1,432.0)	200.0
Total operating profit (loss) plus equity method investment earnings	$(819.2)	$443.6	$(159.1)	$1,323.9
General corporate expense	$50.1	$44.3	$282.9	$254.6
Interest expense, net	80.3	95.0	243.3	286.3
Income tax expense	2.5	78.2	129.0	213.1
Income (loss) from continuing operations	$(952.1)	$226.1	$(814.3)	$569.9
Less: Net income attributable to noncontrolling interests	1.4	2.6	9.5	9.2
Income (loss) from continuing operations attributable to ConAgra Foods, Inc.	$(953.5)	$223.5	$(823.8)	$560.7
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

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 22, 2015	February 23, 2014	February 22, 2015	February 23, 2014
Net derivative gains (losses) incurred	$(40.1)	$42.6	$(101.3)	$13.1
Less: Net derivative losses allocated to reporting segments	(46.2)	(9.8)	(32.2)	(9.4)
Net derivative gains (losses) recognized in general corporate expenses	$6.1	$52.4	$(69.1)	$22.5
Net derivative losses allocated to Consumer Foods	$(30.9)	$(4.4)	$(26.7)	$(3.1)
Net derivative gains (losses) allocated to Commercial Foods	(4.8)	0.5	1.2	0.9
Net derivative losses allocated to Private Brands	(10.5)	(5.9)	(6.7)	(7.2)
Net derivative losses included in segment operating profit	$(46.2)	$(9.8)	$(32.2)	$(9.4)
As of February 22, 2015, the cumulative amount of net derivative losses from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $42.2 million. This amount reflected net losses of $101.3 million incurred during the thirty-nine weeks ended February 22, 2015, as well as net gains of $59.1 million incurred prior to fiscal 2015. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results losses of $25.5 million in fiscal 2015 and $16.7 million in fiscal 2016 and thereafter.
In the second quarter of fiscal 2015, management determined that certain derivatives that had been previously entered into as an economic hedge of forecasted commodity purchases had ceased to function as economic hedges. We recognized $20.9 million, $5.7 million, and $1.6 million of net derivative losses in the third quarter of fiscal 2015 within the operating results of the Consumer Foods, Private Brands, and Commercial Foods segments, respectively, in connection with these derivatives. In the first three quarters of fiscal 2015, we recognized $18.6 million, $5.1 million, and $1.4 million of net derivative losses within the operating results of the Consumer Foods, Private Brands, and Commercial Foods segments, respectively, in connection with these derivatives. Management effectively exited these derivative positions in the third quarter of fiscal 2015.
Other Information
Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for 19% of consolidated net sales in both the third quarter and first three quarters of fiscal 2015, and 18% in both the third quarter and first three quarters of fiscal 2014, primarily in the Consumer Foods and Private Brands segments.
Wal-Mart Stores, Inc. and its affiliates accounted for approximately 17% and 16% of consolidated net receivables as of February 22, 2015 and May 25, 2014, respectively, primarily in the Consumer Foods and Private Brands segments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. These risks and uncertainties include, among other things: ConAgra Foods' ability to realize the synergies and benefits contemplated by the acquisition of Ralcorp Holding, Inc. ("Ralcorp") and its ability to promptly and effectively integrate the business of Ralcorp; ConAgra Foods' ability to realize the synergies and benefits contemplated by the Ardent Mills joint venture; risks and uncertainties associated with intangible assets, including any future goodwill or intangible asset impairment charges; the availability and prices of raw materials, including any negative effects caused by inflation or weather conditions; the effectiveness of ConAgra Foods' product pricing, including any pricing actions and changes in promotional strategies; the ultimate outcome of litigation, including litigation related to the lead paint and pigment matters; future economic circumstances; industry conditions; the effectiveness of ConAgra Foods' hedging activities, including volatility in commodities that could negatively impact ConAgra Foods' derivative positions and, in turn, ConAgra Foods' earnings; ConAgra Foods' ability to execute its operating and restructuring plans, including the Private Brands turnaround plan, and achieve operating efficiencies; the success of ConAgra Foods' cost-saving initiatives, innovation, and marketing investments; the competitive environment and related market conditions; the ultimate impact of any ConAgra Foods' product recalls; access to capital; actions of governments and regulatory factors affecting ConAgra Foods' businesses, including the Patient Protection and Affordable Care Act; the amount and timing of repurchases of ConAgra Foods' common stock and debt, if any; and other risks described in our reports filed with the Securities and Exchange Commission. We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report.
The following discussion should be read together with our condensed consolidated financial statements and related notes contained in this report and with the financial statements, related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended May 25, 2014. Results for the third quarter of fiscal 2015 are not necessarily indicative of results that may be attained in the future.
Fiscal 2015 Third Quarter Executive Overview
ConAgra Foods, Inc. (NYSE: CAG) is one of North America's largest packaged food companies with branded and private branded food found in 99% of America's households, as well as a strong commercial foods business serving restaurants and foodservice operations globally. Consumers can find recognized brands such as Banquet®, Chef Boyardee®, Egg Beaters®, Healthy Choice®, Hebrew National®, Hunt's®, Marie Callender's®, Orville Redenbacher's®, PAM®, Peter Pan®, Reddi-wip®, Slim Jim®, Snack Pack®, and many other ConAgra Foods brands, along with food sold by ConAgra Foods under private brand labels, in grocery, convenience, mass merchandise, club, and drug stores. Additionally, ConAgra Foods supplies frozen potato and sweet potato products as well as other vegetable, spice, bakery products, and branded products to commercial and foodservice customers.
In the third quarter of fiscal 2015, earnings reflected increases in Consumer Foods and Commercial Foods operating profit, including continued recovery for certain brands in our Consumer Foods segment. We continue to expect fiscal 2015 to be a year of stabilization for our Private Brands segment. We continue to implement initiatives in the Private Brands segment designed to improve execution to drive better performance starting in fiscal 2016. We continue to make progress on these initiatives. However, based on our recent reassessment of the nature and extent of the operational challenges in this segment, we now expect these stabilization efforts to continue into fiscal 2016. In addition, we expect the improvement in profitability in this segment to be more gradual over the next several quarters.
Overall, we plan to benefit from stronger operating capabilities across the Company, generate sizeable productivity and administrative savings, and continue to realize synergies from the Ralcorp transaction. Administrative savings continue to favorably impact earnings as we implement efficiency and effectiveness initiatives that began in fiscal 2014. Earnings in fiscal 2015 also reflect earnings from the Ardent Mills joint venture.
Diluted loss per share in the third quarter of fiscal 2015 was $2.23. Diluted earnings per share in the third quarter of fiscal 2014 were $0.55, including $0.52 per diluted share from continuing operations and $0.03 per diluted share from discontinued operations. Diluted loss per share in the first three quarters of fiscal 2015 was $1.09, including a loss of $1.94 per diluted share from continuing operations and earnings of $0.85 per diluted share from discontinued operations. Diluted earnings per share in the first three quarters of fiscal 2014 were $1.46, including $1.31 per diluted share from continuing operations and $0.15 per diluted share from discontinued operations. Several significant items affect the comparability of year-over-year results of continuing operations (see "Items Impacting Comparability" below).

Items Impacting Comparability
Segment presentation of gains and losses from derivatives used for economic hedging of anticipated commodity input costs and economic hedging of foreign currency exchange rate risks of anticipated transactions is discussed in the segment review below.
Items of note impacting comparability for the third quarter of fiscal 2015 included the following:

•	charges of $1.30 billion ($1.20 billion after-tax) related to impairment of goodwill and other intangibles impacting reporting units within our Private Brands segment,

•	charges totaling $18.3 million ($11.9 million after-tax) in connection with our restructuring plans,

•	charges of $3.9 million ($2.4 million after-tax) in support of our integration of the former Ralcorp business, and

•	an income tax benefit of $2.9 million from the generation of state tax credits relating to prior tax years.
Items of note impacting comparability for the first three quarters of fiscal 2015 included the following:

•	charges of $1.55 billion ($1.42 billion after-tax) related to the impairment of goodwill and other intangibles impacting reporting units within our Private Brands segment,

•	charges of $56.8 million ($36.0 million after-tax) under our restructuring plans,

•	charges of $24.6 million ($15.1 million after-tax) related to early extinguishment of debt as a result of the payoff of our term loan facility and the repurchase of certain senior notes,

•	charges of $9.8 million ($6.1 million after-tax) in support of our integration of the former Ralcorp business,

•	a benefit of $7.0 million ($7.0 million after-tax) related to the reduction of the legal accrual for pending matters associated with the 2007 peanut butter recall,

•	a charge of $3.7 million ($2.3 million after-tax) in connection with a legal matter, and

•	income tax benefits of $10.9 million from the implementation of a new tax position for federal tax credits and generation of state tax credits, relating to prior tax years.
Items of note impacting comparability for the third quarter of fiscal 2014 included the following:

•
a loss of $54.9 million ($34.4 million after-tax) related to forward starting swaps that were terminated in February 2014 upon our decision to not refinance debt which matured in the fiscal fourth quarter of 2014,

•	charges of $26.4 million ($16.6 million after-tax) under our restructuring plans,

•	a charge of $16.5 million ($10.4 million after-tax) in connection with the impairment of a small production facility in our Commercial Foods business,

•	charges of $11.1 million ($7.0 million after-tax) in support of our integration of the former Ralcorp business, and

•
an income tax benefit of $16.7 million from tax items associated with the resolution of certain income tax matters related to dispositions of foreign operations in prior years and a change in estimate related to the tax methods used for certain international sales.

Items of note impacting comparability for the first three quarters of fiscal 2014 included the following:

•
a loss of $54.9 million ($34.4 million after-tax) related to forward starting swaps that were terminated in February 2014 upon our decision to not refinance debt which matured in the fiscal fourth quarter of 2014,

•	charges of $46.9 million ($29.4 million after-tax) under our restructuring plans,

•	charges of $43.9 million ($27.6 million after-tax) in support of our integration of the former Ralcorp business,

•
charges of $25.4 million ($15.9 million after-tax) in connection with the impairments of a small production facility in our Commercial Foods business and certain assets received in connection with the bankruptcy of an onion supplier,

•	$6.0 million ($3.7 million after-tax) of transaction-related costs,

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

Acquisitions
In July 2014, we acquired TaiMei Potato Industry Limited, a Chinese potato processor, for $91.8 million, consisting of $74.7 million in cash net of cash acquired, plus assumed liabilities. The purchase included property and equipment associated with making frozen potato products. This business is included in the Commercial Foods segment.
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
Formation of Ardent Mills
On May 29, 2014, the Company, Cargill, Incorporated, and CHS, Inc. completed the formation of Ardent Mills. In connection with the formation, we contributed all of the assets of ConAgra Mills, including $49.0 million of cash, to Ardent Mills, we received a 44% ownership interest in Ardent Mills, and Ardent Mills distributed $391.4 million in cash to us as a return of capital. The contribution of the assets of ConAgra Mills in exchange for a non-controlling interest in the newly formed joint venture is required to be accounted for at fair value, and accordingly, we recognized a gain of $625.6 million ($375.9 million after-tax) in fiscal 2015 in income from discontinued operations, to reflect the excess of the fair value of our interest over its carrying value at the time of the transfer. As part of the formation of Ardent Mills, in the fourth quarter of fiscal 2014, pursuant to an agreement with the U.S. Department of Justice, we sold three flour milling facilities to Miller Milling Company LLC for $163.0 million. We received the cash proceeds from the sale of these flour milling facilities in the first quarter of fiscal 2015. In the first quarter of fiscal 2015, we used the net cash proceeds from the Ardent Mills transaction to repay debt. The operating results of our legacy milling business, including the disposition of three mills aforementioned, are included as discontinued operations within our Condensed Consolidated Statement of Earnings. The related assets and liabilities have been reclassified as assets and liabilities held for sale within our Condensed Consolidated Balance Sheet for the period presented prior to divestiture.
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
Although we remain unable to make good faith estimates relating to the entire SCAE Plan, we are reporting on actions initiated through the end of the third quarter of fiscal 2015, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have resulted or will result in cash outflows. As of the date of this report, our Board of Directors has approved the incurrence of up to $343.0 million of expenses in connection with the SCAE Plan. We have incurred or expect to incur approximately $232.0 million of charges ($160.1 million of cash charges and $71.9 million of non-cash charges) for actions identified to date under the SCAE plan. In the third quarter and first three quarters of fiscal 2015, we recognized charges of $18.3 million and $56.8 million, respectively, in relation to the SCAE Plan. In the third quarter and first three quarters of fiscal 2014, we recognized charges of $23.5 million and $38.1 million, respectively, in relation to the SCAE Plan. We expect to incur costs related to the SCAE Plan over a multi-year period.

SEGMENT REVIEW
We report our operations in three reporting segments: Consumer Foods, Commercial Foods, and Private Brands.
Consumer Foods
The Consumer Foods reporting segment includes branded food sold in various retail channels primarily in North America. Our food products are sold in a variety of categories (meals, entrees, condiments, sides, snacks, and desserts) in various retail channels across frozen, refrigerated, and shelf-stable temperature classes.
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
Private Brands
The Private Brands reporting segment principally includes private brand and customized food products which are sold in various retail channels, primarily in North America. The products include a variety of categories including: bars, cereal, snacks, condiments, pasta, and retail bakery products.
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
The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen weeks ended		Thirty-nine weeks ended
($ in millions)	February 22, 2015	February 23, 2014	February 22, 2015	February 23, 2014
Net derivative gains (losses) incurred	$(40.1)	$42.6	$(101.3)	$13.1
Less: Net derivative losses allocated to reporting segments	(46.2)	(9.8)	(32.2)	(9.4)
Net derivative gains (losses) recognized in general corporate expenses	$6.1	$52.4	$(69.1)	$22.5
Net derivative losses allocated to Consumer Foods	$(30.9)	$(4.4)	$(26.7)	$(3.1)
Net derivative gains (losses) allocated to Commercial Foods	(4.8)	0.5	1.2	0.9
Net derivative losses allocated to Private Brands	(10.5)	(5.9)	(6.7)	(7.2)
Net derivative losses included in segment operating profit	$(46.2)	$(9.8)	$(32.2)	$(9.4)
As of February 22, 2015, the cumulative amount of net derivative losses from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $42.2 million. This amount reflected net losses of $101.3 million incurred during the thirty-nine weeks ended February 22, 2015, as well as net gains of $59.1 million incurred prior to fiscal 2015. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results losses of $25.5 million in fiscal 2015 and $16.7 million in fiscal 2016 and thereafter.
In the second quarter of fiscal 2015, management determined that certain derivatives that had been previously entered into as an economic hedge of forecasted commodity purchases had ceased to function as economic hedges. We recognized $20.9 million, $5.7 million, and $1.6 million of net derivative losses in the third quarter of fiscal 2015 within the operating results of the Consumer Foods, Private Brands, and Commercial Foods segments, respectively, in connection with these derivatives. In the first three quarters of fiscal 2015, we recognized $18.6 million, $5.1 million, and $1.4 million of net derivative losses within the operating results of the Consumer

Foods, Private Brands, and Commercial Foods segments, respectively, in connection with these derivatives. Management effectively exited these derivative positions in the third quarter of fiscal 2015.
Net Sales

	Net Sales
	Thirteen weeks ended			Thirty-nine weeks ended
($ in millions) Reporting Segment	February 22, 2015	February 23, 2014	% Inc (Dec)	February 22, 2015	February 23, 2014	% Inc (Dec)
Consumer Foods	$1,835.2	$1,870.3	(2)%	$5,444.7	$5,536.0	(2)%
Commercial Foods	1,028.3	1,013.7	1%	3,237.4	3,182.4	2%
Private Brands	1,013.2	1,063.3	(5)%	3,045.6	3,165.8	(4)%
Total	$3,876.7	$3,947.3	(2)%	$11,727.7	$11,884.2	(1)%
Net sales for the third quarter of fiscal 2015 were $3.88 billion, a decrease of $70.6 million, or 2%, from the third quarter of fiscal 2014. Net sales for the first three quarters of fiscal 2015 were $11.73 billion, a decrease of $156.5 million, or 1%, from the first three quarters of fiscal 2014.
Consumer Foods net sales for the third quarter of fiscal 2015 were $1.84 billion, a decrease of $35.1 million, or 2%, compared to the third quarter of fiscal 2014. Consumer Foods net sales for the first three quarters of fiscal 2015 were $5.44 billion, a decrease of $91.3 million, or 2%, compared to the first three quarters of fiscal 2014. Results for the third quarter reflected flat volumes, a 1% decrease in price/mix, and a 1% decrease from foreign exchange. Results for the first three quarters of fiscal 2015 reflected a 1% decrease in volume performance and a 1% decrease from foreign exchange, while price/mix remained flat.
Sales of products associated with some of our significant brands, including Act II®, Chef Boyardee®, Hebrew National®, Odom's®, Pam®, PF Chang's®, Rosarita®, and Slim Jim®, grew in the third quarter of fiscal 2015, as compared to the third quarter of fiscal 2014. Significant brands whose products experienced sales declines in the third quarter of fiscal 2015 include Banquet®, Healthy Choice®, Hunt's®, Marie Callender’s®, Orville Redenbacher's®, Snack Pack®, Swiss Miss®, and Wesson®.
Commercial Foods net sales were $1.03 billion for the third quarter of fiscal 2015, an increase of $14.6 million, or 1%, compared to the third quarter of fiscal 2014. Commercial Foods net sales were $3.24 billion for the first three quarters of fiscal 2015, an increase of $55.0 million, or 2%, compared to the first three quarters of fiscal 2014. Results for the third quarter of fiscal 2015 reflected a volume increase of 2%, offset by a 1% decrease in price/mix. Results for the first three quarters of fiscal 2015 reflected a 2% increase in volume performance, while price/mix remained flat. Our Lamb Weston specialty potato products business net sales increased 1% in the third quarter of fiscal 2015 due to a 2% increase in volumes, partially offset by a 1% decrease in price/mix. Our Lamb Weston specialty potato products business net sales increased 2% in the first three quarters of 2015 due to an increase in volume of 3%, partially offset by a 1% decrease in price/mix. The increase in sales for Lamb Weston reflected good domestic performance, more than offsetting the negative impact of the West Coast labor dispute on international sales and recent challenges facing quick service restaurant customers in key Asian markets. Foodservice sales increased for the third quarter and the first three quarters of fiscal 2015, primarily due to favorable price/mix.
Private Brands net sales were $1.01 billion for the third quarter of fiscal 2015, a decrease of $50.1 million, or 5%, compared to the third quarter of fiscal 2014. Private Brands net sales were $3.05 billion for the first three quarters of fiscal 2015, a decrease of $120.2 million, or 4%, compared to the first three quarters of fiscal 2014. The decrease in the third quarter of fiscal 2015 was a result of a 7% decrease in volume, partially offset by a 2% increase in price/mix. The decrease in the first three quarters of fiscal 2015 was a result of a 5% decrease in volume, partially offset by a 1% increase in price/mix. The decreases in Private Brands net sales in the third quarter and first three quarters of fiscal 2015 continued to reflect weak volumes resulting from an intense bidding environment and executional challenges.
Selling, General and Administrative ("SG&A") Expenses (Includes general corporate expenses)
SG&A expenses totaled $1.73 billion for the third quarter of fiscal 2015, an increase of $1.19 billion, as compared to the third quarter of fiscal 2014. SG&A expenses for the third quarter of fiscal 2015 reflected the following:

•	charges of $1.30 billion related to impairment of goodwill and other intangibles impacting reporting units within our Private Brands segment,

•	a decrease in salaries and wages of $12.9 million, in connection with our efficiency and effectiveness initiatives,

•	a decrease in advertising and promotion spending of $23.7 million,

•	expenses of $17.4 million in connection with our restructuring plans, and

•	expenses of $3.9 million in support of our integration of the former Ralcorp business.
SG&A expenses for the third quarter of fiscal 2014 included expenses of $25.9 million in connection with our restructuring plans and expenses of $11.1 million in support of our integration of the former Ralcorp business. SG&A expenses for the third quarter of fiscal 2014 also included a charge of $16.5 million in connection with the impairment of a small production facility in our Commercial Foods segment.
SG&A expenses totaled $2.95 billion for the first three quarters of fiscal 2015, an increase of $1.32 billion, as compared to the first three quarters of fiscal 2014. SG&A expenses for the first three quarters of fiscal 2015 reflected the following:

•	charges of $1.55 billion related to impairment of goodwill and other intangibles impacting reporting units within our Private Brands segment,

•	a decrease in advertising and promotion spending of $76.4 million,

•	expenses of $55.1 million in connection with our restructuring plans,

•	a decrease in salaries and wages of $51.0 million, in connection with our efficiency and effectiveness initiatives,

•	charges of $24.6 million related to early extinguishment of debt as a result of the payoff of our term loan facility and the repurchase of certain senior notes,

•	expenses of $9.8 million in support of our integration of the former Ralcorp business,

•	a benefit of $7.0 million related to the reduction of the legal accrual for pending matters associated with the 2007 peanut butter recall, and

•	a charge of $3.7 million in connection with a legal matter.
SG&A expenses for the first three quarters of fiscal 2014 included expenses of $46.2 million in connection with our restructuring plans, expenses of $43.9 million in support of our integration of the former Ralcorp business, and transaction-related costs of $6.0 million. SG&A expenses for the first three quarters of fiscal 2014 also included a charge of $16.5 million in connection with the impairment of a small production facility in our Commercial Foods segment and a charge of $8.9 million in connection with the impairment of certain assets received in connection with the bankruptcy of an onion supplier.
Operating Profit (Loss) (Earnings before general corporate expenses, interest expense, net, income taxes, and equity method investment earnings)

	Operating Profit (Loss)
	Thirteen weeks ended			Thirty-nine weeks ended
($ in millions) Reporting Segment	February 22, 2015	February 23, 2014	% Inc (Dec)	February 22, 2015	February 23, 2014	% Inc (Dec)
Consumer Foods	$274.2	$265.1	3%	$765.9	$716.0	7%
Commercial Foods	145.2	122.7	18%	414.4	387.5	7%
Private Brands	(1,271.6)	44.7	N/A	(1,432.0)	200.0	N/A
Consumer Foods operating profit for the third quarter of fiscal 2015 was $274.2 million, an increase of $9.1 million, or 3%, compared to the third quarter of fiscal 2014. Gross profits were $16.4 million lower in the third quarter of fiscal 2015 than in the third quarter of fiscal 2014 driven by the impact of lower net sales, discussed above, and $20.9 million of net derivative losses in connection with certain derivatives that ceased to function as economic hedges. The lower gross profit for the quarter was more than offset by a decrease in advertising and promotion expenses of $19.7 million and lower salaries expense. The decrease in advertising expense reflected a continually increasing focus on efficiency and return on investment, as well as a timing shift in which some spend has been moved from the third quarter of fiscal 2015 into the fourth quarter of fiscal 2015. Operating profit for the third quarter of fiscal 2015 also includes $8.1 million of negative impact from changes in foreign exchange rates. Charges totaling $8.2 million related to our restructuring plans also impacted Consumer Foods results in the third quarter of fiscal 2015, compared to $3.5 million in the third quarter of fiscal 2014.
Consumer Foods operating profit for the first three quarters of fiscal 2015 was $765.9 million, an increase of $49.9 million, or 7%, compared to the first three quarters of fiscal 2014. Gross profits were $48.2 million lower in the first three quarters of fiscal 2015 than in the first three quarters of fiscal 2014 driven by the impact of lower net sales, discussed above, and $18.6 million of net derivative losses in connection with certain derivatives that ceased to function as economic hedges. The lower gross profit for the first three quarters was more than offset by the decrease in advertising and promotion expenses of $70.1 million and lower salaries expense. Operating profit for the first three quarters of fiscal 2015 also includes $17.3 million of negative impact from changes in foreign exchange rates. Charges totaling $25.2 million related to our restructuring plans also impacted Consumer Foods results in the first three quarters of fiscal 2015, compared to $7.6 million in the first three quarters of fiscal 2014. Charges of $1.8 million for transaction-related expenses also impacted the first three quarters of fiscal 2014.
For the third quarter of fiscal 2015, operating profit for the Commercial Foods segment was $145.2 million, an increase of $22.5 million, or 18%, from the third quarter of fiscal 2014. Gross profits in the Commercial Foods segment were flat for the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014. Gross profit for the third quarter of fiscal 2015 includes net derivative losses of $1.6 million in connection with certain derivatives that ceased to function as economic hedges. For the first three quarters of fiscal 2015, operating profit for the Commercial Foods segment was $414.4 million, an increase of $26.9 million, or 7%, from the first three quarters of fiscal 2014. Gross profits in the Commercial Foods segment were $9.7 million lower in the first three quarters of fiscal 2015 than in the first three quarters of fiscal 2014. Commercial Foods recognized $1.4 million of net derivative losses in connection with certain derivatives that ceased to function as economic hedges. The increases in operating profits reflected good domestic performance (discussed above), a better quality raw potato crop, and good operating efficiencies; collectively, these more than offset lower profits from international sales. International sales and profits were weak, resulting from recent challenges facing quick-serve restaurant customers in key Asian markets and the slowdown from the West Coast port labor dispute. The West Coast port labor dispute was resolved toward the end of the third quarter of fiscal 2015. We expect slower than normal shipments throughout the remainder of the fiscal year due to the backlog created by the dispute. Commercial Foods operating profit also included a benefit of $0.3 million and charges of $3.5 million in the third quarter and first three quarters of fiscal 2015, respectively, related to the execution of our restructuring plans.
Private Brands operating loss for the third quarter of fiscal 2015 was $1.27 billion, a decrease of $1.32 billion compared to the third quarter of fiscal 2014. Gross profits were $35.5 million lower in the third quarter of fiscal 2015 than in the third quarter of fiscal 2014. Private Brands operating loss for the first three quarters of fiscal 2015 was $1.43 billion, a decrease of $1.63 billion compared to the first three quarters of fiscal 2014. Gross profits were $109.0 million lower in the first three quarters of fiscal 2015 than in the first three quarters of fiscal 2014. Gross profits included $5.7 million and $5.1 million for the third quarter and first three quarters of fiscal 2015, respectively, of net derivative losses in connection with certain derivatives that ceased to function as economic hedges. In the third quarter and first three quarters of fiscal 2015, we recognized charges of $1.30 billion and $1.55 billion, respectively, in connection with the impairment of goodwill and other intangible assets within the Private Brands segment. Additional decreases were driven by the impact of lower net sales, discussed above, and higher commodity costs. Private Brands operating profit in the third quarter and first three quarters of fiscal 2015 also included $9.2 million and $19.9 million, respectively, of charges related to the execution of our restructuring plans. Private Brands operating profit in the third quarter and first three quarters of fiscal 2014 included $20.9 million and $23.7 million, respectively, of charges related to the execution of our restructuring plans. The Company is working to improve execution in its Private Brands segment, including increasing speed of responsiveness to customers and commercialization of new products, improving fill rates and on-time deliveries, and better commodity cost management.
Interest Expense, Net
Net interest expense was $80.3 million and $95.0 million for the third quarter of fiscal 2015 and 2014, respectively. Net interest expense was $243.3 million and $286.3 million for the first three quarters of fiscal 2015 and 2014, respectively. The decreases reflect the repayment of debt.
Income Taxes
In the third quarter of fiscal 2015 and 2014, our income tax expense from continuing operations was $2.5 million and $78.2 million, respectively. In the first three quarters of fiscal 2015 and 2014, our income tax expense from continuing operations was $129.0 million and $213.1 million, respectively.
Income tax expense for the third quarter and first three quarters of fiscal 2015 reflected an impairment of goodwill that is largely non-deductible for tax purposes. The implementation of new positions we are taking on tax credits that apply to prior year tax returns also resulted in an income tax benefit of $2.9 million and $10.9 million reduction in income tax expense in the third quarter and first three quarters of fiscal 2015, respectively. Income tax expense for the first three quarters of fiscal 2014 reflected a change in estimate related to the tax methods used for certain international sales, a change in deferred state tax rates relating to the integration of Ralcorp activity for tax purposes, the settlement of a tax issue in Mexico that was previously reserved, and a refund associated with a liquidation loss on an international business.

Equity Method Investment Earnings
Equity method investment earnings were $33.0 million ($31.7 million in the Commercial Foods segment and $1.3 million in the Consumer Foods segment) and $11.1 million ($9.9 million in the Commercial Foods segment and $1.2 million in the Consumer Foods segment) for the third quarter of fiscal 2015 and 2014, respectively. Equity method investment earnings were $92.6 million ($90.2 million in the Commercial Foods segment and $2.4 million in the Consumer Foods segment) and $20.4 million ($18.3 million in the Commercial Foods segment and $2.1 million in the Consumer Foods segment) for the first three quarters of fiscal 2015 and 2014, respectively. The increase in the third quarter and first three quarters of fiscal 2015 compared to the third quarter and first three quarters of fiscal 2014 reflects the earnings from the Ardent Mills joint venture as well as higher profits for an international potato joint venture. The earnings from the Ardent Mills joint venture reflect results for eight months of operations, as we recognize earnings on a one-month lag, due to differences in fiscal year periods.
Results of Discontinued Operations
Our discontinued operations generated an after-tax loss of $0.6 million and after-tax income of $10.8 million for the third quarter of fiscal 2015 and 2014, respectively. Our discontinued operations generated after-tax income of $362.0 million and $66.6 million for the first three quarters of fiscal 2015 and 2014, respectively. The results of discontinued operations for the first three quarters of fiscal 2015 include a pre-tax gain of $625.6 million ($375.9 million after-tax) recognized on the formation of the Ardent Mills joint venture.
Earnings Per Share
Diluted loss per share in the third quarter of fiscal 2015 was $2.23. Diluted earnings per share in the third quarter of fiscal 2014 were $0.55, including $0.52 per diluted share from continuing operations and $0.03 per diluted share from discontinued operations. Diluted loss per share in the first three quarters of fiscal 2015 was $1.09, including a loss of $1.94 per diluted share from continuing operations and earnings of $0.85 per diluted share from discontinued operations. Diluted earnings per share in the first three quarters of fiscal 2014 were $1.46, including $1.31 per diluted share from continuing operations and $0.15 per diluted share from discontinued operations.

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
At February 22, 2015, we had a $1.5 billion revolving credit facility. The facility has historically been used principally as a back-up facility for our commercial paper program. As of February 22, 2015, there were no outstanding borrowings under the facility. The facility requires that our consolidated funded debt not exceed 65% of our consolidated capital base and that our fixed charges coverage ratio be greater than 1.75 to 1.0. On March 23, 2015, the Company entered into an amendment to the facility to exclude certain goodwill and other intangible asset impairments from the calculation of the fixed charge coverage ratio. As of February 22, 2015, we were in compliance with all financial covenants in the facility.
In January 2013, we borrowed $1.5 billion under a term loan facility ("Term Loan Facility") as part of the financing used to acquire Ralcorp. As of February 22, 2015, we had no remaining balance outstanding under the Term Loan Facility as we repaid the $900.0 million remaining principal balance and associated accrued interest during the first quarter of fiscal 2015, and we terminated the Term Loan Facility. We were allowed to prepay borrowings without premium or penalty.
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
As of February 22, 2015, we had $436.1 million outstanding under our commercial paper program. The highest level of borrowings under the commercial paper program during the first three quarters of fiscal 2015 was $685.8 million. As of May 25, 2014, we had $137.0 million in borrowings under our commercial paper program.
As of the end of the third quarter of fiscal 2015, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the revolving credit facility, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult.
We repurchase our shares of common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board of Directors. In December 2011, the Company's Board of Directors approved a $750.0 million increase to our share repurchase authorization. Under the share repurchase authorization, we may repurchase our shares periodically over several years, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions. The authorization has no time limit and may be suspended or discontinued at any time. We repurchased approximately 1.1 million shares of our common stock for $38.4 million under this program in 2015, of which $3.3 million was settled subsequent to the end of the third quarter of fiscal 2015. The Company's total remaining share repurchase authorization as of February 22, 2015 was $143.5 million.
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
Cash Flows
During the first three quarters of fiscal 2015, we used $45.8 million of cash, which was the net result of $740.5 million generated from operating activities, $132.2 million generated from investing activities, $910.8 million used in financing activities, and a decrease of $7.7 million in cash due to the effect of changes in foreign currency exchange rates.
Cash generated from operating activities of continuing operations totaled $733.4 million in the first three quarters of fiscal 2015, as compared to $886.2 million generated in the first three quarters of fiscal 2014. Increases in inventory in the first three quarters of fiscal 2015 were significantly larger than in the first three quarters of fiscal 2014, resulting from delays in international shipments due to the slowdown from the West Coast port labor dispute, larger harvests of corn and potatoes, higher durum wheat costs, and expansion of our potato manufacturing capacity. Reductions in cash outflows for advertising and promotions in our Consumer Foods business have been largely offset by increases in trade promotions. We paid approximately $86.0 million less for annual incentive compensation in the first three quarters of fiscal 2015 (earned in fiscal 2014) than in the first three quarters of fiscal 2014 (earned in fiscal 2013). During the first three quarters of fiscal 2015, our income tax payments were approximately $45.3 million more than those made in the first three quarters of fiscal 2014, due primarily to prior year income tax deductions related to the Ralcorp debt exchange and Ralcorp loss carryforwards from fiscal 2013. We received dividends of $26.4 million from our investment in the Ardent Mills joint venture during the third quarter of fiscal 2015. Cash used from operating activities of discontinued operations were $7.1 million in the first three quarters of fiscal 2015 compared to $81.8 million in cash generated in the first three quarters of fiscal 2014. The reduced contribution of cash from operating activities of discontinued operations reflects the timing of the milling business disposition.
Cash generated from investing activities totaled $132.2 million in the first three quarters of fiscal 2015 versus cash used of $469.5 million in the first three quarters of fiscal 2014. Investing activities of continuing operations in the first three quarters of fiscal 2015 consisted primarily of $391.4 million in cash received from Ardent Mills in connection with the formation of that joint venture offset by capital expenditures of $318.4 million and the purchase of a potato manufacturer in China for $74.7 million in cash, net of cash acquired. Investing activities of continuing operations in the first three quarters of fiscal 2014 consisted primarily of capital expenditures of $475.2 million which included several significant plant expansions and improvements. In 2014, we also purchased certain frozen dessert production assets for $39.9 million. Cash generated from investing activities of discontinued operations in the first three quarters of fiscal 2015 totaled $114.0 million resulting from receipt of $163.0 million cash associated with the sale of three flour milling facilities at the end of fiscal 2014, partially offset by $49.0 million cash contributed to Ardent Mills upon the formation of the joint venture. Cash generated from investing activities of discontinued operations in the first three quarters of fiscal 2014 resulted from proceeds from the sale of the Lightlife® business for $54.7 million, offset by capital expenditures in our former Mills operations.
Cash utilized for financing activities totaled $910.8 million in the first three quarters of fiscal 2015 compared to $438.6 million in the first three quarters of fiscal 2014. In the first three quarters of fiscal 2015, we repaid $1.49 billion of long-term debt, partially financed by the issuance of $550.0 million aggregate principal amount of floating rate notes and an increase in our short-term borrowings of $284.1 million, primarily commercial paper. During the first three quarters of fiscal 2014, we used cash to repay $71.2 million in long term debt and decrease commercial paper by $39.3 million. Dividends paid during the first three quarters of fiscal 2015 and 2014 were $318.2 million and $315.5 million, respectively. In the first three quarters of fiscal 2015 and 2014, we repurchased $35.1 million and $100.0 million of our common stock as part of our share repurchase program, respectively. Proceeds from employee stock option exercises were $113.8 million and $87.4 million in the first three quarters of fiscal 2015 and 2014, respectively.
The Company had cash and cash equivalents of $137.3 million at February 22, 2015 and $141.3 million at May 25, 2014, of which $50.4 million at February 22, 2015 and $104.5 million at May 25, 2014 was held in foreign countries. During the first fiscal quarter of 2015, domestic entities repaid $37.8 million borrowed from certain of the Company's foreign subsidiaries during the fourth quarter of fiscal 2014. The Company makes an assertion regarding the amount of earnings intended for permanent reinvestment outside the United States, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. No related tax liability has been accrued as of February 22, 2015. At February 22, 2015, management does not intend to permanently repatriate additional foreign cash. Any future decision to repatriate foreign cash could result in an adjustment to the deferred tax liability after considering available foreign tax credits and other tax attributes. It is not practicable to determine the amount of any such deferred tax liability at this time.
We estimate our capital expenditures in fiscal 2015 will be approximately $500 million.
Management believes that existing cash balances, cash flows from operations, existing credit facilities, and access to capital markets will provide sufficient liquidity to meet our repayment of debt, including financing of debt, working capital needs, planned capital expenditures, and payment of anticipated quarterly dividends for at least the next twelve months.

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
We hold a 50.0% interest in Lamb Weston RDO, a potato processing venture. We provide all sales and marketing services to Lamb Weston RDO. We receive a fee for these services based on a percentage of the net sales of the venture. We reflect the value of our ownership interest in this venture in other assets in our Condensed Consolidated Balance Sheets, based upon the equity method of accounting. The balance of our investment was $14.6 million and $12.6 million at February 22, 2015 and May 25, 2014, respectively, representing our maximum exposure to loss as a result of our involvement with this venture. The capital structure of Lamb Weston RDO includes owners' equity of $29.3 million and term borrowings from banks of $42.2 million as of February 22, 2015. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this venture.
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

OBLIGATIONS AND COMMITMENTS
As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as lease agreements, debt agreements, and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as "take-or-pay" contracts). The unconditional purchase obligation arrangements are entered into in our normal course of business in order to ensure adequate levels of sourced product are available. Of these items, debt, notes payable, and capital lease obligations, which totaled $8.2 billion as of February 22, 2015, were recognized as liabilities in our Condensed Consolidated Balance Sheets. Operating lease obligations and unconditional purchase obligations, which totaled $2.3 billion as of February 22, 2015, were not recognized as liabilities in our Condensed Consolidated Balance Sheets, in accordance with generally accepted accounting principles.

A summary of our contractual obligations as of February 22, 2015 was as follows:

	Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt	$7,732.9	$1,000.7	$2,035.5	$700.0	$3,996.7
Capital lease obligations	69.8	8.4	14.4	8.8	38.2
Operating lease obligations	535.8	86.9	152.8	102.6	193.5
Purchase obligations[1]	1,813.8	1,671.9	95.5	38.7	7.7
Notes payable	442.0	442.0	—	—	—
Total	$10,594.3	$3,209.9	$2,298.2	$850.1	$4,236.1
1 Amount includes open purchase orders and agreements, some of which are not legally binding and/or may be cancellable. Such agreements are generally settleable in the ordinary course of business in less than one year.
We are also contractually obligated to pay interest on our long-term debt and capital lease obligations. The weighted average coupon interest rate of the long-term debt obligations outstanding as of February 22, 2015 was approximately 4.1%.
The operating lease obligations noted in the table above have not been reduced by non-cancellable sublease rentals of $30.2 million.
We own a 49.99% interest in Lamb Weston BSW, LLC ("Lamb Weston BSW"), a potato processing venture with Ochoa Ag Unlimited Foods, Inc. ("Ochoa"). We provide all sales and marketing services to Lamb Weston BSW. Under certain circumstances, we could be required to compensate Ochoa for lost profits resulting from significant production shortfalls ("production shortfalls"). Commencing on June 1, 2018, or on an earlier date under certain circumstances, we have a contractual right to purchase the remaining equity interest in Lamb Weston BSW from Ochoa (the "call option"). We are currently subject to a contractual obligation to purchase all of Ochoa's equity investment in Lamb Weston BSW at the option of Ochoa (the "put option"). The purchase prices under the call option and the put option (the "options") are based on the book value of Ochoa's equity interest at the date of exercise, as modified by an agreed-upon rate of return for the holding period of the investment balance. The agreed-upon rate of return varies depending on the circumstances under which any of the options are exercised. As of February 22, 2015, the price at which Ochoa had the right to put its equity interest to us was $40.4 million. This amount, which is presented within other noncurrent liabilities in our Condensed Consolidated Balance Sheets, is not included in the "Contractual Obligations" table above as the payment is contingent upon the exercise of the put option by Ochoa, and the eventual occurrence and timing of such exercise is uncertain.
As part of our ongoing operations, we also enter into arrangements that obligate us to make future cash payments only upon the occurrence of a future event (e.g., guarantees of debt or lease payments of a third party should the third party be unable to perform). In accordance with generally accepted accounting principles, the following commercial commitments are not recognized as liabilities in our Condensed Consolidated Balance Sheets. A summary of our commitments, including commitments associated with equity method investments, as of February 22, 2015 was as follows:

	Amount of Commitment Expiration Per Period (in millions)
Other Commercial Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Guarantees	$39.6	$14.9	$6.1	$8.4	$10.2
Standby repurchase obligations	3.0	1.3	0.5	0.5	0.7
Other commitments	1.4	1.4	—	—	—
Total	$44.0	$17.6	$6.6	$8.9	$10.9
In certain limited situations, we will guarantee an obligation of an unconsolidated entity. We guarantee certain leases resulting from the 2002 divestiture of our fresh beef and pork operations. The remaining terms of these arrangements are less than a year and the maximum amount of future payments we have guaranteed was $3.4 million as of February 22, 2015.
We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At February 22, 2015, the amount of supplier loans we have effectively guaranteed was $9.5 million, included in the table above. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.

We were a party to a supply agreement with an onion processing company where we had guaranteed, under certain conditions, repayment of a $25.0 million secured loan (the "Secured Loan") of this onion products supplier to the supplier's lender. During the fourth quarter of fiscal 2012, we received notice from the lender that the supplier had defaulted on the Secured Loan and we exercised our option to purchase the Secured Loan from the lender for $40.8 million, thereby assuming first-priority secured rights to the underlying collateral for the amount of the Secured Loan, and cancelling our guarantee. The supplier filed for bankruptcy during the fourth quarter of fiscal 2012 and during the second quarter of fiscal 2013, we acquired ownership and all rights to the underlying collateral, consisting of agricultural land and an onion processing facility. During the third quarter of fiscal 2013, we recognized an impairment charge of $10.2 million in our Commercial Foods segment to reduce the carrying amount of these assets to their estimated fair value based upon updated appraisals. During the second quarter of fiscal 2014, we recognized an additional impairment charge of $8.9 million in our Commercial Foods segment to reduce the carrying amount of the processing facility to its estimated fair value based upon expected sales proceeds. In the fourth quarter of fiscal 2014, we sold the land and recognized a gain of $5.1 million in our Commercial Foods segment. In the third quarter of fiscal 2015, we sold the processing facility and recognized an immaterial gain in our Commercial Foods segment.
Federal income tax credits were generated related to our sweet potato production facility in Delhi, Louisiana. Third parties invested in these income tax credits. We have guaranteed these third parties the face value of the income tax credits over their statutory lives, through fiscal 2017, in the event that the income tax credits are recaptured or reduced. The face value of the income tax credits was $26.7 million as of February 22, 2015. We believe the likelihood of the recapture or reduction of the income tax credits is remote, and therefore we have not established a liability in connection with these guarantees.
The obligations and commitments tables above do not include any reserves for uncertainties in income taxes, as we are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes. The liability for gross unrecognized tax benefits at February 22, 2015 was $77.5 million. The net amount of unrecognized tax benefits at February 22, 2015, that, if recognized, would impact our effective tax rate was $45.4 million. Recognition of these tax benefits would have a favorable impact on our effective tax rate.

CRITICAL ACCOUNTING ESTIMATES
A discussion of our critical accounting estimates can be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our Annual Report on Form 10-K for the fiscal year ended May 25, 2014. There were no material changes to the previously disclosed, except for the following:
Goodwill and Identifiable Intangible Assets - Because forecasted sales and profits for the Private Brands segment for fiscal 2015 continue to fall below our expectations relative to our previous projections, we performed a quantitative analysis of goodwill of our Private Brands reporting units in the third quarter of fiscal 2015. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans and future industry and economic conditions. We estimated the future cash flows of each of the reporting units within the Private Brands segment and calculated the net present value of those estimated cash flows using a risk adjusted discount rate, in order to estimate the fair value of each reporting unit from the perspective of a market participant. We used discount rates and terminal growth rates of approximately 8% and 3%, respectively, to calculate the present value of estimated future cash flows. We then compared the estimated fair value of each reporting unit to the respective historical carrying value (including allocated assets and liabilities of certain shared and Corporate functions), and determined that the fair value of the reporting unit was less than the carrying value for all of our reporting units within the Private Brands segment. With the assistance of a third-party valuation specialist, we estimated the fair value of the assets and liabilities of each of these reporting units in order to determine the implied fair value of goodwill of each reporting unit. The estimated fair values of each of the reporting units determined in the third quarter of fiscal 2015 were substantially lower than the fair values previously estimated. These reductions reflect the continued deterioration in the recent operating results and the reduced expectations relating to the long term operating performance of the reporting units.We recognized impairment charges for the difference between the implied fair value of goodwill and the historical carrying value of goodwill within each reporting unit. Accordingly, during the third quarter of fiscal 2015, we recorded a $1.29 billion charge for the impairment of goodwill. The impacts on the reporting units within the Private Brands segment during the third quarter of fiscal 2015 were: $294.7 million in Bars and Coordinated; $157.1 million in Cereal; $157.1 million in Pasta; $389.9 million in Snacks; $154.4 million in Retail Bakery; and $132.2 million in Condiments. During the first three quarters of fiscal 2015, we recorded charges totaling $1.50 billion for the impairment of goodwill. The impacts on the reporting units within the Private Brands segment during the first three quarters of fiscal 2015 were: $326.6 million in Bars and Coordinated; $175.3 million in Cereal; $157.1 million in Pasta; $536.5 million in Snacks; $174.4 million in Retail Bakery; and $132.2 million in Condiments.
In the case of four reporting units within the Private Brands segment: Cereal, Snacks, Pasta, and Retail Bakery, the estimated fair value of certain amortizing intangible assets (customer relationships) used in step two of our impairment analysis was substantially less than the carrying value of those assets and, as a result, the carrying value of the Cereal, Pasta, Snacks, and Retail Bakery reporting units exceeded the estimated fair value of those reporting units, even after the previously described goodwill impairment charges were recorded. The carrying value of the Private Brands amortizing intangible assets are expected to be recovered over their remaining lives (on an undiscounted basis) and, accordingly, no impairments were required to be recognized.

Following the impairment charges recorded in the third quarter of fiscal 2015, the carrying value of goodwill in our Private Brands reporting units included $2.0 million for Bars and Coordinated, $289.1 million for Cereal, $589.0 million for Pasta, $276.6 million for Snacks, $535.2 million for Retail Bakery, and $3.9 million for Condiments. If the future performance of one or more of the reporting units within the Private Brands segment falls short of our revised expectations or if there are significant changes in risk-adjusted discount rates due to changes in market conditions, we could be required to recognize additional, material impairment charges in future periods.
In the third quarter of fiscal 2015, we also performed a quantitative impairment test for non-amortizing intangible assets within the Private Brands segment, which comprise brands and trademarks. We recognized impairment charges of $13.7 million in our Private Brands segment to write-down five small brands. During the first three quarters of fiscal 2015,we recognized impairment charges of $43.7 million in our Private Brands segment to write-down various brands.
Pension and Postretirement Benefits - On October 27, 2014, The Society of Actuaries' Retirement Plan Experience Committee adopted new mortality tables and recommends their use for the measurement of U.S. pension plan obligations. We will use these tables when measuring our obligations for the fiscal year ending May 31, 2015 and expect that pension liabilities will increase materially, although a reasonable estimate currently is not available.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The principal market risks affecting us are exposures to price fluctuations of commodity and energy inputs, interest rates, and foreign currencies.
Other than the changes noted below, there have been no material changes in our market risk during the thirty-nine weeks ended February 22, 2015. For additional information, refer to the "Quantitative and Qualitative Disclosures about Market Risk" in Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 25, 2014.
Commodity Market Risk
We purchase commodity inputs such as wheat, corn, oats, soybean meal, soybean oil, meat, dairy products, nuts, sugar, natural gas, electricity, and packaging materials to be used in our operations. These commodities are subject to price fluctuations that may create price risk. We enter into commodity hedges to manage this price risk using physical forward contracts or derivative instruments. We have policies governing the hedging instruments our businesses may use. These policies include limiting the dollar risk exposure for each of our businesses. We also monitor the amount of associated counter-party credit risk for all non-exchange-traded transactions.
Interest Rate Risk
We may use interest rate swaps to manage the effect of interest rate changes on the fair value of our existing debt as well as the forecasted interest payments for the anticipated issuance of debt. During fiscal 2014, we entered into interest rate swap contracts to hedge the fair value of certain of our senior long-term debt instruments maturing in fiscal 2019 and 2020. During the third quarter of fiscal 2015, we terminated these interest rate swap contracts.
The carrying amount of long-term debt (including current installments) was $7.9 billion as of February 22, 2015. Based on current market rates, the fair value of this debt at February 22, 2015 was estimated at $8.5 billion. As of February 22, 2015, a 1% increase in the interest rates would decrease the fair value of our fixed rate debt by approximately $466.5 million, while a 1% decrease in interest rates would increase the fair value of our fixed rate debt by approximately $535.2 million.
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
Value-at-Risk (VaR)
We employ various tools to monitor our derivative risk, including value-at-risk ("VaR") models. We perform simulations using historical data to estimate potential losses in the fair value of current derivative positions. We use price and volatility information for the prior 90 days in the calculation of VaR that is used to monitor our daily risk. The purpose of this measurement is to provide a single view of the potential risk of loss associated with derivative positions at a given point in time based on recent changes in market prices. Our model uses a 95% confidence level. Accordingly, in any given one day time period, losses greater than the amounts included in the table below are expected to occur only 5% of the time. We include commodity swaps, futures, and options and foreign exchange forwards, swaps, and options in this calculation. The following table provides an overview of our average daily VaR for our energy, agriculture, foreign exchange, and other commodities over the thirty-nine weeks ended February 22, 2015 and February 23, 2014. Other commodities below consist primarily of forward and option contracts for a commodities index which includes items such as agricultural commodities, energy commodities, and metals. The other commodities category below may also include items such as packaging and/or livestock.

	Fair Value Impact
In Millions	Average During Thirty-nine Weeks Ended February 22, 2015	Average During Thirty-nine Weeks Ended February 23, 2014
Energy commodities	$1.1	$1.1
Agriculture commodities	2.5	2.9
Other commodities	1.8	2.9
Foreign exchange	0.2	1.6

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of February 22, 2015. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective.
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
As previously disclosed, in April 2010, an accidental explosion occurred at our previously owned flour milling facility in Chester, Illinois. Two employees of a subcontractor and one employee of the primary contractor, Westside Salvage ("Westside"), on the site at the time of the accident suffered injuries. Suit was initiated against Westside and the Company for personal injury claims. During the first quarter of fiscal 2013, a jury in Federal Court sitting in East St. Louis, Illinois, returned a verdict against the Company and Westside in favor of the three contractor employees. The verdict was in the amount of $77.5 million in compensatory damages apportioned between the Company and Westside and $100.0 million in punitive damages against the Company. Post-trial motions were filed by the Company and the trial court reduced the punitive award by approximately $7 million. We filed an appeal with the Seventh Federal Circuit Court of Appeals on the verdict and the damages in the third quarter of fiscal 2013. The appeal was argued in the second quarter of fiscal 2014 and during the second quarter of fiscal 2015, the Court of Appeals rendered a unanimous decision reversing the judgment against the Company in its entirety. The plaintiffs petitioned the Court of Appeals for a rehearing in banc, which was denied, and petitioned the U.S. Supreme Court for a Writ of Certiorari, which was denied on February 23, 2015. There are no further appeals available to the plaintiffs against the Company.
We are a party to a number of lawsuits and claims arising out of the operation of our business. After taking into account liabilities recorded for these matters, we believe the ultimate resolution of such matters should not have a material adverse effect on our financial condition, results of operations, or liquidity. It is reasonably possible that a change in one of the estimates of the foregoing matters may occur in the future and, while unlikely, previously disclosed litigation related to the lead paint matter could result in a material final judgment.
For more information regarding legal matters, please refer to Part I, Item 3 in the Company's Annual Report on Form 10-K for the year ended May 25, 2014, Note 16 to the Consolidated Financial Statements included therein and Note 13 to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS
A discussion of our risk factors can be found in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended May 25, 2014. There were no material changes to the previously disclosed risk factors during the first three quarters of fiscal 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the total number of shares of common stock purchased during the third quarter of fiscal 2015, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	Total Number of Shares (or units) Purchased	Average Price Paid per Share (or unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Maximum Number of Shares that may yet be Purchased under the Program (1)
November 24 through December 21, 2014	—	$—	—	$181,927,000
December 22, 2014 through January 18, 2015	289,300	36.00	289,300	171,513,000
January 19 through February 22, 2015	783,242	35.87	781,500	143,479,000
Total Fiscal 2015 Third Quarter Activity	1,072,542	35.90	1,070,800	143,479,000
 ________________

(1)
Pursuant to publicly announced share repurchase programs from December 2003, we have repurchased approximately 167.8 million shares at a cost of $4.2 billion through February 22, 2015. The current program has no expiration date.

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
Dated this 30th day of March, 2015.

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

10.1*	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the ConAgra Foods' 2014 Stock Plan

10.2*	Form of Restricted Stock Unit Agreement (Cash-Settled) under the ConAgra Foods' 2014 Stock Plan

10.3*	Form of Restricted Stock Unit Agreement (Stock-Settled) under the ConAgra Foods' 2014 Stock Plan

10.4*	Form of Nonqualified Stock Option Agreement for Employees under the ConAgra Foods' 2014 Stock Plan

10.5*	CEO Performance Share Plan for Transitional Awards, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods' current report on Form 8-K filed February 12, 2015

10.6*
Employment Agreement, dated as of February 12, 2015, between ConAgra Foods and Sean Connolly, incorporated herein by reference to Exhibit 10.2 of ConAgra Foods' current report on Form 8-K filed February 12, 2015

10.7*
Change of Control Agreement, dated as of February 12, 2015, between ConAgra Foods and Sean Connolly, incorporated herein by reference to Exhibit 10.3 of ConAgra Foods' current report on Form 8-K filed February 12, 2015

10.8*
Letter Agreement, dated as of February 12, 2015, between ConAgra Foods and Gary M. Rodkin, incorporated herein by reference to Exhibit 10.4 of ConAgra Foods' current report on Form 8-K filed February 12, 2015

12	Statement regarding computation of ratio of earnings to fixed charges

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificates

101.1
The following materials from ConAgra Foods' Quarterly Report on Form 10-Q for the quarter ended February 22, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to ConAgra Foods' long-term debt are not filed with this Form 10-Q. ConAgra Foods will furnish a copy of any such long-term debt agreement to the Securities and Exchange Commission upon request.

*Management contract or compensatory plan