Form 10-K
period 2015-05-31
CONAGRA FOODS INC /DE/
filed 2015-07-17
CIK 23217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2015
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
Large accelerated filer  ☑ Accelerated filer  ☐
Non-accelerated filer    ☐  (Do not check if a smaller reporting company) Smaller reporting company   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☑
The aggregate market value of the voting common stock of ConAgra Foods, Inc. held by non-affiliates on November 23, 2014 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $15,124,310,966 based upon the closing sale price on the New York Stock Exchange on such date.
At June 28, 2015, 428,854,392 common shares were outstanding.
Documents Incorporated by Reference
Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”) are incorporated into Part III.

PART I
ITEM 1. BUSINESS
General Development of Business
ConAgra Foods, Inc. (“ConAgra Foods”, “Company”, “we”, “us”, or “our”) is one of North America’s largest packaged food companies with branded and private branded food found in 99 percent of America's households, as well as a strong commercial foods business serving restaurants and foodservice operations globally. Consumers can find recognized brands such as Banquet®, Chef Boyardee®, Egg Beaters®, Healthy Choice®, Hebrew National®, Hunt's®, Marie Callender's®, Orville Redenbacher's®, PAM®, Peter Pan®, Reddi-wip®, Slim Jim®, Snack Pack®, and many other ConAgra Foods brands, along with food sold by ConAgra Foods under private brand labels, in grocery, convenience, mass merchandise, club, and drug stores. Additionally, ConAgra Foods supplies frozen potato and sweet potato products, as well as other vegetable, spice, bakery, and grain products, to restaurants, commercial, and foodservice customers.
We began as a Midwestern flour-milling company and entered other commodity-based businesses throughout our history. We were initially incorporated as a Nebraska corporation in 1919 and were reincorporated as a Delaware corporation in December 1975. Over time, through various acquisitions and divestitures, we changed the make-up of our company and focused on growing our branded food businesses to become the leading food company we are today. Making this shift involved acquiring a number of consumer food brands such as Banquet®, Chef Boyardee®, Marie Callender’s®, and Alexia®. Businesses we divested include our milling business, dehydrated and fresh vegetable operations, a trading and merchandising business, packaged meat and cheese operations, and poultry, beef, and pork businesses, among others. Growing our food businesses has also been fueled by innovation, organic growth of our brands, and expansion into adjacent categories. We are focused on delivering sustainable, profitable growth with strong and improving returns on our invested capital.
In January 2013, we acquired Ralcorp Holdings, Inc. ("Ralcorp"), a manufacturer of private branded food. Since the acquisition of Ralcorp, we focused on addressing executional shortfalls and customer service issues intended to improve operating performance for the Private Brands business. However, after further review of the Private Brands business, we announced a change to our strategic direction on June 30, 2015. In pursuit of our underlying objective of creating and maximizing long-term shareholder value, we announced our intent to divest the Private Brands business for greater focus on the best opportunities for growth in our branded and Commercial Foods businesses. We also plan to aggressively pursue cost reductions through our selling, general and administrative functions and productivity improvements to drive margin expansion, and to maintain our balanced capital allocation philosophy.
Our efficiency and effectiveness initiatives continue to be implemented with a high degree of customer focus, food safety and quality, and commitment to our people.
Financial Information about Reporting Segments
We report our operations in three reporting segments: Consumer Foods, Commercial Foods, and Private Brands. The contributions of each reporting segment to net sales, operating profit, and identifiable assets are set forth in Note 21 “Business Segments and Related Information” to the consolidated financial statements.
Narrative Description of Business
We compete throughout the food industry and focus on adding value for our customers who operate in the retail food, foodservice, and ingredients channels.
Our operations, including our reporting segments, are described below. Our locations, including manufacturing facilities, within each reporting segment, are described in Item 2, Properties.
Consumer Foods
The Consumer Foods reporting segment includes branded food sold in various retail channels primarily in North America. Our food products are sold in a variety of categories (meals, entrees, condiments, sides, snacks, and desserts) in various retail channels across frozen, refrigerated, and shelf-stable temperature classes. Major brands include: ACT II®, Banquet®, Blue Bonnet®, Chef Boyardee®, DAVID®, Egg Beaters®, Healthy Choice®, Hebrew National®, Hunt’s®, Marie Callender’s®, Orville Redenbacher’s®, PAM®, Peter Pan®, Reddi-wip®, Slim Jim®, Snack Pack®, Swiss Miss®, Van Camp’s®, and Wesson®.

Commercial Foods
The Commercial Foods reporting segment includes commercially branded and private branded food and ingredients, which are sold primarily to commercial, restaurants, foodservice, food manufacturing, and industrial customers. The segment's primary food items include: frozen potato and sweet potato items, as well as a variety of vegetable, spice, bakery, and grain products which are sold under brands such as Alexia®, Lamb Weston® and Spicetec Flavors & Seasonings®.
Private Brands
The Private Brands reporting segment principally includes private brand and customized food products which are sold in various retail channels, primarily in North America. The products include a variety of categories including: bars, cereal, snacks, condiments, pasta, and retail bakery products. Subsequent to fiscal 2015, on June 30, 2015, we announced our plan to exit the Private Brands operations.
Unconsolidated Equity Investments
We have a number of unconsolidated equity investments. Our significant equity method investments include a milling business (see "Formation of Ardent Mills" below) and other domestic and international investments that produce and market potato products for retail and foodservice customers.
Acquisitions
On May 12, 2015, we acquired Blake's All Natural Foods, a family-owned company specializing in all natural and organic frozen meals, including pot pies, casseroles, pasta dishes and other entrees. This business is included in the Consumer Foods segment.
In July 2014, we acquired TaiMei Potato Industry Limited, a potato processor in China. The purchase included property and equipment associated with making frozen potato products. This business is included in the Commercial Foods segment.
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
Formation of Ardent Mills
On May 29, 2014, the Company, Cargill, Incorporated ("Cargill"), and CHS Inc. ("CHS") (collectively, the “Owners”), completed the formation of Ardent Mills, which combined the North American flour milling operations and related businesses operated through the ConAgra Mills division of ConAgra Foods and the Horizon Milling joint venture of Cargill and CHS. We reflected the operating results of our legacy milling business as discontinued operations for all periods presented. Our equity in the earnings of Ardent Mills is reflected in our continuing operations.

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
Many of our facilities and products we make are subject to various laws and regulations administered by the United States Department of Agriculture, the Federal Food and Drug Administration, the Occupational Safety and Health Administration, and other federal, state, local, and foreign governmental agencies relating to the food safety and quality, sanitation, safety and health matters, and environmental control. We believe that we comply with such laws and regulations in all material respects, and that continued compliance with such regulations will not have a material effect upon capital expenditures, earnings, or our competitive position.
Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 18%, 19%, and 20% of consolidated net sales for fiscal 2015, 2014, and 2013, respectively.
At May 31, 2015, ConAgra Foods and its subsidiaries had approximately 32,900 employees, primarily in the United States. Approximately 32% of our employees are parties to collective bargaining agreements. Of the employees subject to collective bargaining agreements, approximately 25% are parties to collective bargaining agreements scheduled to expire during fiscal 2016. We believe our relationships with employees and their representative organizations are good.
Research and Development
We employ processes at our principal manufacturing locations that emphasize applied research and technical services directed at product improvement and quality control. In addition, we conduct research activities related to the development of new products. Research and development expense was $90.4 million, $101.8 million, and $91.1 million in fiscal 2015, 2014, and 2013, respectively.

EXECUTIVE OFFICERS OF THE REGISTRANT AS OF JULY 17, 2015

Name	Title & Capacity	Age	Year First Appointed an Executive Officer
Sean M. Connolly	President and Chief Executive Officer	49	2015
John F. Gehring	Executive Vice President, Chief Financial Officer	54	2004
Colleen R. Batcheler	Executive Vice President, General Counsel and Corporate Secretary	41	2008
Albert D. Bolles	Executive Vice President, Chief Technical and Operations Officer	57	2014
Thomas M. McGough	President, Consumer Foods	50	2013
Scott E. Messel	Senior Vice President, Treasurer and Assistant Corporate Secretary	56	2001
Andrew G. Ross	Executive Vice President and Chief Strategy Officer	47	2011
Nicole B. Theophilus	Executive Vice President, Chief Human Resources Officer	45	2013
Thomas P. Werner	President, Commercial Foods	49	2015
Robert G. Wise	Senior Vice President, Corporate Controller	47	2012
Sean M. Connolly has served as our Chief Executive Officer and a member of our Board since April 6, 2015. Previously, he was President and Chief Executive Officer and a director of The Hillshire Brands Company (brand name food products from June 2012 to August 2014; Executive Vice President of Sara Lee Corporation (the former name of Hillshire) and Chief Executive Officer, Sara Lee North American Retail and Foodservice, from January 2012 to June 2012. Prior to joining Hillshire, Mr. Connolly served as President of Campbell North America, the largest division of Campbell Soup Company (branded convenience food products), from October 2010 to December 2011; President, Campbell USA from 2008 to 2010; and President, North American Foodservice from 2007 to 2008. Before joining Campbell in 2002, he served in various marketing and brand management roles at Procter & Gamble (branded consumer product goods).
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
Colleen R. Batcheler has served as Executive Vice President, General Counsel and Corporate Secretary since September 2009 and Senior Vice President, General Counsel and Corporate Secretary from February 2008 until September 2009. Ms. Batcheler joined ConAgra Foods in June 2006 as Vice President, Chief Securities Counsel and Assistant Corporate Secretary. In September 2006, she was named Corporate Secretary. From 2003 until joining ConAgra Foods, Ms. Batcheler was Vice President and Corporate Secretary of Albertson's, Inc. (a retail food and drug chain). Previously, she was Associate Counsel with The Cleveland Clinic Foundation and an associate with Jones Day (a law firm).
Albert D. Bolles, Ph.D., was named Executive Vice President, Chief Technical and Operations Officer in May 2014. Dr. Bolles joined ConAgra Foods in 2006 as Executive Vice President, Research, Quality & Innovation. Prior to joining ConAgra Foods, he led Worldwide Research and Development for PepsiCo Beverages and Foods. From 1993 to 2002, he was Senior Vice President, Global Technology and Quality for Tropicana Products Incorporated (a beverage company). Dr. Bolles has served as a member of the Board of Directors of Landec Corporation (food products technologies and biomedical materials manufacturer) since May 2014.
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
Thomas P. Werner was named President of Commercial Foods in May 2015. Prior to that, Mr. Werner served as Senior Vice President of Finance for our Private Brands and Commercial Foods operating segments from June 2013 to April 2015, Senior Vice President of Finance for the Lamb Weston operations within our Commercial Foods segment from May 2011 until June 2013, and Vice President of Supply Chain from December 2009 until May 2011. Mr. Werner originally joined ConAgra Foods in 1999 and has been in finance roles of increasing responsibility throughout his career across all three of ConAgra Foods' operating segments-Commercial Foods, Consumer Foods and Private Brands.
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
OTHER SENIOR OFFICERS OF THE REGISTRANT AS OF JULY 17, 2015

Name	Title & Capacity	Age
Joan K. Chow	Executive Vice President, Chief Marketing Officer	54
Randy D. Harvey	Vice President, Internal Audit	53
Derek De La Mater	Executive Vice President and President, Sales	48
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
Randy Harvey joined ConAgra Foods in 2005. He was named to his current position in March 2015. He previously served the Company as Vice President, Corporate Tax from 2005 to 2015.
Derek De La Mater joined ConAgra Foods in 1993 and has held various leadership roles in sales and business development within the Company. He was named to his current position in March 2014. He previously served the Company as President, Customer Development, from 2013 to 2014, Senior Vice President, Sales, from 2011 to 2013, and Vice President, Sales from 2006 to 2011.

Foreign Operations
Foreign operations information is set forth in Note 21 “Business Segments and Related Information” to the consolidated financial statements.

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

If we are unable to complete proposed divestitures, including the proposed divestiture of our Private Brands operations in a timely manner or at all, our financial results could be materially and adversely affected.
On June 30, 2015, we announced our intent to divest our Private Brands operations. A divestiture of our Private Brands operations may not occur in a timely manner or at all, and any disposition will be subject to a number of factors, including the satisfaction of pre-closing conditions, as well as necessary regulatory and governmental approvals on acceptable terms. In addition, from time to time, we may divest other businesses that do not meet our strategic objectives or do not meet our growth or profitability targets. We may not be able to complete desired or proposed divestitures on terms favorable to us. Gains or losses on the sales of, or lost operating income from, those businesses may affect our profitability. Moreover, we may incur asset impairment charges related to divestitures that reduce our profitability.

Our divestiture activities may present financial, managerial, and operational risks. Those risks include diversion of management attention from existing businesses, difficulties separating personnel and financial and other systems, adverse effects on existing business relationships with suppliers and customers and indemnities and potential disputes with the buyers. Any of these factors could adversely effect our product sales, financial condition, and results of operations.
Our existing and future debt may limit cash flow available to invest in the ongoing needs of our business and could prevent us from fulfilling our debt obligations.
As of May 31, 2015, we had a substantial amount of debt, including $4.24 billion of senior notes that we issued, or in connection with the acquisition of Ralcorp. We have the ability under our existing revolving credit facility to incur substantial additional debt. Our level of debt could have important consequences. For example, it could:

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
During fiscal 2014, we announced our Supply Chain and Administrative Efficiency Plan, or SCAE Plan, which was an expansion of the scope of the plan to integrate Ralcorp. The SCAE Plan includes steps to optimize the entire organization’s supply chain network and to improve selling, general and administrative effectiveness and efficiencies, as well as our continuing evaluation of plans for the integration of Ralcorp and related restructuring activities. As discussed above, on June 30, 2015, we announced our intent to divest our Private Brands operations. A divestiture of our Private Brands operations may not occur in a timely manner or at all, and we will continue to implement the work related to optimizing our supply chain network and pursue cost reductions through our selling, general and administrative functions and productivity improvemnts. The successful design and implementation of the SCAE Plan presents significant organizational design and infrastructure challenges and in many cases will require successful negotiations with third parties, including labor organizations, suppliers, business partners, and other stakeholders. In addition, the SCAE Plan may not advance our business strategy as expected. Events and circumstances, such as financial or strategic difficulties, delays and unexpected costs may occur that could result in our not realizing all or any of the anticipated benefits or our not realizing the anticipated benefits on our expected timetable. If we are unable to realize the anticipated savings of the SCAE Plan, our ability to fund other initiatives may be adversely affected. Any failure to implement the SCAE Plan in accordance with our expectations could adversely affect our financial condition, results of operations and cash flows.
In addition, the complexity of the SCAE Plan will require a substantial amount of management and operational resources. Our management team must successfully implement administrative and operational changes necessary to achieve the anticipated benefits of the SCAE Plan. These and related demands on our resources may divert the organization’s attention from existing core businesses, integrating financial or other systems, have adverse effects on existing business relationships with suppliers and customers, and impact employee morale. As a result, our financial condition, results of operations or cash flows may be adversely affected.

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
We utilize derivatives to manage price risk for some of our principal ingredients and energy costs, including grains (wheat, corn, and oats), oils, beef, pork, poultry, and energy. Changes in the values of these derivatives are generally recorded in earnings currently, resulting in volatility in both gross margin and net earnings. These gains and losses are reported in cost of sales in our Consolidated Statements of Operations and in unallocated corporate items in our segment operating results until we utilize the underlying input in our manufacturing process, at which time the gains and losses are reclassified to segment operating profit. We may experience volatile earnings as a result of these accounting treatments.
Increased competition may result in reduced sales or profits.
The food industry is highly competitive, and further consolidation in the industry would likely increase competition. Our principal competitors have substantial financial, marketing, and other resources. Increased competition can reduce our sales due to loss of market share or the need to reduce prices to respond to competitive and customer pressures. Competitive pressures also may restrict our ability to increase prices, including in response to commodity and other cost increases. We sell branded, private brand, and customized food products, as well as commercially branded foods and ingredients. Our branded products have an advantage over private brand products primarily due to advertising and name recognition, although private brand products typically sell at a discount to those of branded competitors. In addition, when branded competitors focus on price and promotion, the environment for private brand producers becomes more challenging because the price difference between private brand products and branded products may become less significant. In most product categories, we compete not only with other widely advertised branded products, but also with other private label and store brand products that are generally sold at lower prices. A strong competitive response from one or more of our competitors to our marketplace efforts, or a consumer shift towards more generic, lower-priced, or other value offerings, could result in us reducing pricing, increasing marketing or other expenditures, or losing market share. Our profits could decrease if a reduction in prices or increased costs are not counterbalanced with increased sales volume.
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
During fiscal 2015, our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 18% of our net revenues. There can be no assurance that Wal-Mart Stores, Inc. and other significant customers will continue to purchase our products in the same quantities or on the same terms as in the past, particularly as increasingly powerful retailers continue to demand lower pricing. The loss of a significant customer or a material reduction in sales to a significant customer could materially and adversely affect our product sales, financial condition, and results of operations.
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

Additionally, as a manufacturer and marketer of food products, we are subject to extensive regulation by the U.S. Food and Drug Administration and other national, state, and local government agencies. The Food, Drug & Cosmetic Act, or the FDCA, and the Food Safety Modernization Act and their respective regulations govern, among other things, the manufacturing, composition and ingredients, packaging, and safety of food products. Some aspects of these laws use a strict liability standard for imposing sanctions on corporate behavior; meaning that no intent is required to be established. If we fail to comply with applicable laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls, or seizures, as well as criminal sanctions, any of which could have a material adverse effect on our business, financial condition, or results of operations. As previously disclosed, among the matters outstanding during fiscal 2015 related to the Company's 2007 peanut butter recall, was an investigation by the U.S. Attorney's office in Georgia and the Consumer Protection Branch of the Department of Justice. We cooperated with the U.S. Attorney’s office and the Department of Justice in regard to the investigation and in May 2015, our subsidiary, ConAgra Grocery Products, entered into an executed plea agreement with the government, pursuant to which it agreed to plead guilty to a single misdemeanor under the Food, Drug & Cosmetics Act. The plea agreement is subject to the approval of the U.S. District Court for the Middle District of Georgia.
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
As of May 31, 2015, we had goodwill of $6.30 billion and other intangibles of $3.03 billion. The net carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date (or subsequent impairment date, if applicable). The net carrying value of other intangibles represents the fair value of trademarks, customer relationships, and other acquired intangibles as of the acquisition date (or subsequent impairment date, if applicable), net of accumulated amortization. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated by management at least annually for impairment. Amortized intangible assets are evaluated for impairment whenever events or changes in circumstance indicate that the carrying amounts of these assets may not be recoverable. Impairments to goodwill and other intangible assets may be caused by factors outside our control, such as the inability to quickly replace lost co-manufacturing business, increasing competitive pricing pressures, lower than expected revenue and profit growth rates, changes in industry EBITDA multiples, changes in discount rates based on changes in cost of capital (interest rates, etc.), or the bankruptcy of a significant customer and could result in the incurrence of impairment charges and negatively impact our net worth.
Following the impairment charges recorded in fiscal 2015, the carrying value of goodwill in our Private Brands reporting units included $269.3 million for Cereal, $588.2 million for Pasta, $276.5 million for Snacks, and $535.5 million for Retail Bakery. All of the goodwill for the Bars and Coordinated and Condiments reporting units was impaired as of the end of fiscal 2015. If the future performance of one or more of the reporting units within the Private Brands segment falls short of our expectations or if there are significant changes in risk-adjusted discount rates due to changes in market conditions, we could be required to recognize additional, material impairment charges in future periods.
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
If we are unable to complete proposed acquisitions or integrate acquired businesses, our financial results could be materially and adversely affected.
From time to time, we evaluate acquisition candidates that may strategically fit our business objectives. If we are unable to complete acquisitions or to successfully integrate and develop acquired businesses, our financial results could be materially and adversely affected. Moreover, we may incur asset impairment charges related to acquisitions that reduce our profitability.
Our acquisition activities may present financial, managerial, and operational risks. Those risks include diversion of management attention from existing businesses, difficulties integrating personnel and financial and other systems, effective and immediate implementation of control environment processes across our employee population, adverse effects on existing business relationships with suppliers and customers, inaccurate estimates of fair value made in the accounting for acquisitions and amortization of acquired intangible assets which would reduce future reported earnings, potential loss of customers or key employees of acquired businesses, and indemnities and potential disputes with the sellers. Any of these factors could affect our product sales, financial condition, and results of operations.
Actions of activist stockholders could cause us to incur substantial costs, divert management’s attention and resources, and have an adverse effect on our business.
From time to time, we may be subject to proposals by stockholders urging us to take certain corporate actions. If activist stockholder activities ensue, our business could be adversely affected because responding to proxy contests and reacting to other actions by activist stockholders can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees. For example, we may be required to retain the services of various professionals to advise us on activist stockholder matters, including legal, financial and communications advisors, the costs of which may negatively impact our future financial results. In addition, perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist stockholder initiatives may result in the loss of potential business opportunities, harm our ability to attract new investors, customers, employee, and joint venture partners, and cause our stock price to experience periods of volatility or stagnation.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our headquarters are located in Omaha, Nebraska. In addition, certain shared service centers are located in Omaha, Nebraska, including a product development facility, enterprise business services center, and an information technology center. The general offices and location of principal operations are set forth in the following summary of our properties. We also lease a number of sales offices mainly in the United States.
We maintain a number of stand-alone distribution facilities. In addition, there are warehouses at most of our manufacturing facilities.
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
Consumer Foods Reporting Segment
Domestic general offices supporting the Consumer Foods segment are located in Omaha, Nebraska, Naperville, Illinois, Miami, Florida, and Madison, Tennessee. We also have international general offices in Canada, China, Columbia, Mexico, Panama, and Puerto Rico.
As of July 17, 2015, we have thirty-two domestic manufacturing facilities located in Arkansas, California, Georgia, Indiana, Iowa, Michigan, Minnesota, Missouri, Nebraska, New Hampshire, Ohio, Pennsylvania, Tennessee, and Wisconsin. We also have international manufacturing facilities in Argentina, Canada, and Mexico and interests in ownership of international manufacturing facilities in India and Mexico.
Commercial Foods Reporting Segment
Domestic general offices supporting the Commercial Foods segment are located in Omaha, Nebraska, Eagle, Idaho, Downers Grove, Illinois, North Liberty, Iowa, and Tri-Cities, Washington. We also have international general offices in China, Japan, the Netherlands, and Singapore.
As of July 17, 2015, we have twenty domestic manufacturing facilities located in Idaho, Illinois, Kentucky, Louisiana, Michigan, New Jersey, Oregon, Tennessee, and Washington. We also have international manufacturing facilities in Canada and China; interests in ownership of domestic manufacturing facilities located in Minnesota and Washington; and interests in ownership of international manufacturing facilities located in Austria, the Netherlands, and the United Kingdom.
Private Brands Reporting Segment
We have a general office supporting the Private Brands segment located in St. Louis, Missouri.
As of July 17, 2015, we have twenty-nine domestic manufacturing facilities located in Alabama, Arizona, California, Georgia, Illinois, Iowa, Kentucky, Michigan, Minnesota, Missouri, Nevada, New York, Ohio, Pennsylvania, South Carolina, Texas, Utah, and Wisconsin. We also have international manufacturing facilities located in Canada and Italy.

ITEM 3. LEGAL PROCEEDINGS
We are a party to various environmental proceedings and litigation, primarily related to our acquisition of Beatrice Company (“Beatrice”) in fiscal 1991. As a result of the acquisition of Beatrice and the significant pre-acquisition contingencies of the Beatrice business and its former subsidiaries, our consolidated post-acquisition financial statements reflect liabilities associated with the estimated resolution of these contingencies. These include various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by us. The litigation includes suits against a number of lead paint and pigment manufacturers, including ConAgra Grocery Products Company, a wholly owned subsidiary of the Company (“ConAgra Grocery Products”), and the Company as alleged successors to W. P. Fuller Co., a lead paint and pigment manufacturer owned and operated by Beatrice until 1967. Although decisions favorable to us have been rendered in Rhode Island, New Jersey, Wisconsin, and Ohio, we remain a defendant in active suits in Illinois and California. The Illinois suit seeks class-wide relief in the form of medical monitoring for elevated levels of lead in blood. In California, a number of cities and counties have joined in a consolidated action seeking abatement of the alleged public nuisance. On September 23, 2013, a trial of the California case concluded in the Superior Court of California for the County of Santa Clara, and on January 27, 2014, the court entered Judgment against ConAgra Grocery Products and two other defendants, which orders the creation of a California abatement fund in the amount of $1.15 billion. Liability is joint and several. The Company believes ConAgra Grocery Products did not inherit any liabilities of W. P. Fuller Co. The Company will continue to vigorously defend itself in this case and has appealed the Judgment to the Court of Appeal of the State of California Sixth Appellate District. The Company expects the appeal process will last several years. The absence of any linkage between ConAgra Grocery Products and W. P. Fuller Co. is a critical issue that the Company will continue to advance throughout the appeals process. It is not possible to estimate exposure in this case or the remaining case in Illinois (which is based on different legal theories). If ultimately necessary, the Company will look to its insurance policies for coverage; its carriers are on notice. However, the extent of the insurance coverage is uncertain, and the Company cannot absolutely assure that the final resolution of these matters will not a have a material adverse effect on its financial condition, results of operations, or liquidity.
The environmental proceedings associated with Beatrice include litigation and administrative proceedings involving Beatrice's status as a potentially responsible party at 37 Superfund, proposed Superfund, or state-equivalent sites. These sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. Beatrice has paid or is in the process of paying its liability share at 33 of these sites. Reserves for these matters have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The reserves for Beatrice-related environmental matters totaled $53.7 million as of May 31, 2015, a majority of which relates to the Superfund and state-equivalent sites referenced above. We expect expenditures for Beatrice-related environmental matters to continue for up to 18 years.
We are also a party to a number of lawsuits and claims arising out of our ongoing business operations. Among these, there are lawsuits, claims, and matters related to the February 2007 recall of our peanut butter products. Among the matters outstanding during fiscal 2015 related to the peanut butter recall was an investigation by the U.S. Attorney's office in Georgia and the Consumer Protection Branch of the Department of Justice into the 2007 recall. Just prior to the end of fiscal 2015, we negotiated a resolution of this matter, which resulted in an executed plea agreement pursuant to which ConAgra Grocery Products will plead guilty to a single misdemeanor violation of the Food, Drug & Cosmetics Act. If the plea is accepted by the U.S. District Court for the Middle District of Georgia, the government’s investigation into the 2007 recall will conclude and ConAgra Grocery Products will make payments totaling $11.2 million to the federal government. Expenses related to this payment were accrued in previous periods. During fiscal 2013 and 2012, we recognized charges of $7.5 million and $17.5 million, respectively, in connection with this matter. During the fourth quarter of fiscal 2014, we reduced our accrual by $6.7 million. During the first quarter of fiscal 2015, we further reduced our accrual by $5.8 million and further reduced it by $1.2 million in the second quarter of fiscal 2015, based on ongoing discussions with the U.S. Attorney's office and the Department of Justice. The plea agreement is subject to Court approval, which will be sought along with the formal sentencing process in the coming months.
In June 2009, an accidental explosion occurred at our manufacturing facility in Garner, North Carolina. This facility was the primary production facility for our Slim Jim® branded meat snacks. In June 2009, the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives announced its determination that the explosion was the result of an accidental natural gas release, and not a deliberate act. During the fourth quarter of fiscal 2011, we settled our property and business interruption claims related to the Garner accident with our insurance providers. During the fourth quarter of fiscal 2011, Jacobs Engineering Group Inc., our engineer and project manager at the site, filed a declaratory judgment action against us seeking indemnity for personal injury claims brought against it as a result of the accident. In the first quarter of fiscal 2012, our motion for summary judgment was granted and the suit was dismissed without prejudice on the basis that the suit was filed prematurely. In the third quarter of fiscal 2014, Jacobs Engineering Group Inc. refiled its action for indemnity. We will continue to defend this action vigorously. Any exposure in this case is expected to be limited to the applicable insurance deductible, although our insurance carriers have reserved their rights under the policies of insurance.
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
PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange where it trades under the ticker symbol: CAG. At June 28, 2015, there were approximately 19,700 shareholders of record.
Quarterly sales price and dividend information is set forth in Note 22 “Quarterly Financial Data (Unaudited)” to the consolidated financial statements and incorporated herein by reference.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table presents the total number of shares of common stock purchased during the fourth quarter of fiscal 2015, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	Total Number of Shares (or units) Purchased	Average Price Paid per Share (or unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Maximum Number of Shares that may yet be Purchased under the Program (1)
February 23 through March 22, 2015	332,208	$34.77	332,208	$131,927,000
March 23 through April 19, 2015	—	$—	—	$131,927,000
April 20 through May 31, 2015	—	$—	—	$131,927,000
Total Fiscal 2015 Fourth Quarter Activity	332,208	$34.77	332,208	$131,927,000

(1)
Pursuant to publicly announced share repurchase programs from December 2003, we have repurchased approximately 168.1 million shares at a cost of $4.2 billion through May 31, 2015. The current program has no expiration date.

ITEM 6. SELECTED FINANCIAL DATA

For the Fiscal Years Ended May	2015	2014	2013	2012	2011
Dollars in millions, except per share amounts
Net sales (1)	$15,832.4	$15,843.6	$13,469.3	$11,420.9	$10,746.0
Income (loss) from continuing operations (1)(2)	$(607.4)	$173.7	$698.4	$396.8	$714.9
Net income (loss) attributable to ConAgra Foods, Inc. (2)	$(252.6)	$303.1	$773.9	$467.9	$817.6
Basic earnings per share:
Income (loss) from continuing operations attributable to ConAgra Foods, Inc. common stockholders (1)(2)	$(1.46)	$0.38	$1.67	$0.94	$1.66
Net income (loss) attributable to ConAgra Foods, Inc. common stockholders (2)	$(0.60)	$0.72	$1.88	$1.13	$1.90
Diluted earnings per share:
Income (loss) from continuing operations attributable to ConAgra Foods, Inc. common stockholders (1)(2)	$(1.46)	$0.37	$1.64	$0.93	$1.64
Net income (loss) attributable to ConAgra Foods, Inc. common stockholders (2)	$(0.60)	$0.70	$1.85	$1.12	$1.88
Cash dividends declared per share of common stock	$1.00	$1.00	$0.99	$0.95	$0.89
At Year-End
Total assets	$17,542.2	$19,319.5	$20,349.7	$11,431.7	$11,400.5
Senior long-term debt (noncurrent)	$6,693.0	$8,524.6	$8,635.3	$2,652.3	$2,666.1
Subordinated long-term debt (noncurrent)	$195.9	$195.9	$195.9	$195.9	$195.9

(1)
Amounts exclude the impact of discontinued operations of the Gilroy Foods & Flavors™ operations, the frozen handhelds operations, the Lightlife® operations, the Medallion Foods operations, and the ConAgra Mills operations.

(2)	Amounts include aggregate pre-tax goodwill and intangible impairment charges of $1.57 billion and $681.1 million for fiscal 2015 and 2014, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to provide a summary of significant factors relevant to our financial performance and condition. The discussion should be read together with our consolidated financial statements and related notes in Item 8, Financial Statements and Supplementary Data. Results for the fiscal year ended May 31, 2015 are not necessarily indicative of results that may be attained in the future.
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
Management's primary objective for fiscal 2015 was stabilization and recovery. Fiscal 2015 performance reflected increased volumes in the Consumer Foods and Commercial Foods segments, primarily due to the extra week in the fiscal year. Private Brands performance continued to reflect weak volumes and margin pressures resulting from an intense bidding environment and executional challenges. We generated operating cash flows of approximately $1.47 billion from continuing operations and repaid $1.1 billion of debt during fiscal 2015.
Subsequent to fiscal 2015, on June 30, 2015, we announced our plan to exit the Private Brands operations. Our plans for creating long-term value will center on a more aggressive approach to driving margin improvement through selling, general and administrative expense reductions, supply chain efficiencies, and other projects. It also focuses on growing our Consumer Foods and Commercial Foods segments, as well as balanced capital allocation.
Diluted loss per share in fiscal 2015 was $0.60, including a loss of $1.46 per diluted share from continuing operations and earnings of $0.86 per diluted share from discontinued operations. Diluted earnings per share in fiscal 2014 were $0.70, including $0.37 per diluted share from continuing operations and $0.33 per diluted share from discontinued operations. Several significant items affect the comparability of year-over-year results of continuing operations (see “Items Impacting Comparability” below).
Items Impacting Comparability
Segment presentation of gains and losses from derivatives used for economic hedging of anticipated commodity input costs and economic hedging of foreign currency exchange rate risks of anticipated transactions is discussed in the segment review below.
Items of note impacting comparability for fiscal 2015 included the following:

•	charges of $1.59 billion ($1.46 billion after-tax) related to the impairment of goodwill, other intangibles, and fixed assets impacting reporting units within our Private Brands segment,

•	charges of $85.5 million ($54.0 million after-tax) under our restructuring plans,

•	charges of $24.6 million ($15.1 million after-tax) related to early extinguishment of debt as a result of the payoff of our term loan facility and the repurchase of certain senior notes,

•	charges of $16.3 million ($10.1 million after-tax) in support of our integration of the former Ralcorp Holdings, Inc. ("Ralcorp") business,

•	a benefit of $7.0 million ($7.0 million after-tax) related to the reduction of the legal accrual for matters associated with the 2007 peanut butter recall,

•	a charge of $6.9 million ($4.2 million after-tax) reflecting the write-off of actuarial losses in excess of 10% of our pension liability,

•	charges of $5.1 million ($3.2 million after-tax) related to other intangible asset impairments in our Consumer Foods and Commercial Foods segments,

•	a charge of $3.7 million ($2.3 million after-tax) in connection with a legal matter, and

•	income tax benefits of $10.9 million from the implementation of a new tax position for federal tax credits and generation of state tax credits, relating to prior tax years.
In addition, fiscal 2015 income per share benefited by approximately $.04 as a result of the fiscal year including 53 weeks.
Items of note impacting comparability for fiscal 2014 included the following:

•	a charge of $605.4 million ($574.8 million after-tax) related to the impairment of goodwill and other intangibles impacting reporting units within our Private Brands segment,

•	charges totaling $95.5 million ($59.9 million after-tax) in connection with our restructuring plans,

•	charges of $75.7 million ($47.7 million after-tax) related to other intangible asset impairments, primarily relating to the Chef Boyardee brand,

•
a loss of $54.9 million ($34.4 million after-tax) related to forward starting swaps that were terminated in February 2014 upon the Company's decision to not refinance debt which matured in fiscal 2014,

•	charges of $53.0 million ($33.3 million after-tax) in support of our integration of the former Ralcorp business,

•	a charge of $16.5 million ($10.4 million after-tax) in connection with the impairment of a small production facility,

•
a benefit of $10.2 million ($8.8 million after-tax) related to legal matters associated with the 2007 peanut butter recall, including a reduction of the legal accrual for matters associated with the recall (which is not tax deductible) and the reimbursement of settlement and defense costs from an insurer,

•	a charge of $8.9 million ($5.6 million after-tax) in connection with the impairment of certain assets received in connection with the bankruptcy of an onion products supplier,

•	charges of $6.4 million ($3.9 million after-tax) of transaction-related costs,

•	a benefit of $5.1 million ($3.2 million after-tax) in connection with the sale of land received in connection with the bankruptcy of an onion products supplier,

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

Acquisitions
On May 12, 2015, we acquired Blake's All Natural Foods, a family-owned company specializing in all natural and organic frozen meals, including pot pies, casseroles, pasta dishes, and other entrees, for $20.7 million in cash, net of cash acquired. The purchase included property and equipment associated with making frozen meals. This business is included in the Consumer Foods segment.
In July 2014, we acquired TaiMei Potato Industry Limited, a Chinese potato processor, for $92.2 million, consisting of $74.9 million in cash, net of cash acquired, plus assumed liabilities. The purchase included property and equipment associated with making frozen potato products. This business is included in the Commercial Foods segment.

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
Formation of Ardent Mills
On May 29, 2014, the Company, Cargill, Incorporated, and CHS, Inc. completed the formation of Ardent Mills. In connection with the formation, we contributed all of the assets of ConAgra Mills, including $49.0 million of cash, to Ardent Mills, we received a 44% ownership interest in Ardent Mills, and Ardent Mills distributed $391.4 million in cash to us as a return of capital. The contribution of the assets of ConAgra Mills in exchange for a non-controlling interest in the newly formed joint venture is required to be accounted for at fair value, and, accordingly, we recognized a gain of $625.6 million ($379.6 million after-tax) in fiscal 2015 in income from discontinued operations, to reflect the excess of the fair value of our interest over its carrying value at the time of the transfer. As part of the formation of Ardent Mills, in the fourth quarter of fiscal 2014, pursuant to an agreement with the U.S. Department of Justice, we sold three flour milling facilities to Miller Milling Company LLC for $163.0 million. We received the cash proceeds from the sale of these flour milling facilities in the first quarter of fiscal 2015. In the first quarter of fiscal 2015, we used the net cash proceeds from the Ardent Mills transaction to repay debt. The operating results of our legacy milling business, including the disposition of three mills aforementioned, are included as discontinued operations and our equity in the earnings of Ardent Mills is reflected in our continuing operations within our Consolidated Statement of Operations. The related assets and liabilities have been reclassified as assets and liabilities held for sale within our Condensed Consolidated Balance Sheet for the period presented prior to divestiture.
Restructuring Plans
We previously announced a plan for the integration and restructuring of the operations of Ralcorp, optimization of the entire Company's supply chain network, manufacturing assets, and dry distribution and mixing centers, and improvement of selling, general and administrative effectiveness and efficiencies, which we refer to as the Supply Chain and Administrative Efficiency Plan (the "SCAE Plan"). Although we announced on June 30, 2015 our intent to exit the Private Brands business, a divestiture of our Private Brands operations may not occur in a timely manner or at all. We will continue to implement portions of the SCAE Plan, including work related to optimizing our supply chain network and pursue cost reductions through our selling, general and administrative functions and productivity improvements.
Although we remain unable to make good faith estimates relating to the entire SCAE Plan, we are reporting on actions initiated through the end of fiscal 2015, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have resulted or will result in cash outflows. As of May 31, 2015, our Board of Directors has approved the incurrence of up to $394.0 million of expenses in connection with the SCAE Plan. We have incurred or expect to incur approximately $267.3 million of charges ($177.3 million of cash charges and $90.0 million of non-cash charges) for actions identified to date under the SCAE plan. In fiscal 2015 and fiscal 2014, we recognized charges of $85.2 million and $83.7 million, respectively, in relation to the SCAE Plan. We expect to incur costs related to the SCAE Plan over a multi-year period.
During fiscal 2012, we started incurring costs in connection with actions taken to attain synergies when integrating businesses acquired prior to the third quarter of fiscal 2013. These costs, collectively referred to as "acquisition-related restructuring costs", include severance and other costs associated with consolidating facilities and administrative functions. We have recognized cumulative pre-tax expenses of $23.7 million ($15.8 million of which have resulted in cash outflows) related to the acquisition-related restructuring costs. In fiscal 2015, we recognized charges of $0.3 million. In fiscal 2014, we recognized charges of $9.4 million, primarily representing costs related to asset impairments on equipment. The acquisition-related restructuring costs are substantially complete.

At the time of its acquisition, Ralcorp had certain initiatives underway designed to optimize its manufacturing and distribution networks. We refer to these actions and the related costs as the "Ralcorp Pre-acquisition Restructuring Plans". These plans involved, among other things, the exit of certain manufacturing facilities. In connection with the Ralcorp Pre-acquisition Restructuring Plans, we have incurred $3.7 million of pre-tax charges ($1.9 million of which resulted in cash outflows). In fiscal 2014, we recognized charges of $2.4 million. At the end of fiscal 2014, the Ralcorp Pre-acquisition Restructuring Plans were substantially complete.

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
Commercial Foods
The Commercial Foods reporting segment includes commercially branded and private branded food and ingredients, which are sold primarily to commercial, restaurants, foodservice, food manufacturing, and industrial customers. The segment's primary food items include: frozen potato and sweet potato items and a variety of vegetable, spice, bakery, and grain products which are sold under brands such as Lamb Weston® and Spicetec Flavors & Seasonings®.
Private Brands
The Private Brands reporting segment principally includes private brand and customized food products which are sold in various retail channels, primarily in North America. The products include a variety of categories including: bars, cereal, snacks, condiments, pasta, and retail bakery products. Subsequent to fiscal 2015, on June 30, 2015, we announced our plan to exit the Private Brands operations.
Presentation of Derivative Gains (Losses) from Economic Hedges of Forecasted Cash Flows in Segment Results
Derivatives used to manage commodity price risk and foreign currency risk are not designated for hedge accounting treatment. We believe these derivatives provide economic hedges of certain forecasted transactions. As such, these derivatives are generally recognized at fair market value with realized and unrealized gains and losses recognized in general corporate expenses. The gains and losses are subsequently recognized in the operating results of the reporting segments in the period in which the underlying transaction being economically hedged is included in earnings. In the event that management determines a particular derivative entered into as an economic hedge of a forecasted commodity purchase has ceased to function as an economic hedge, we cease recognizing further gains and losses on such derivatives in corporate expense and begin recognizing such gains and losses within segment operating results, immediately.
The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Fiscal Years Ended
($ in millions)	May 31, 2015	May 25, 2014
Net derivative gains (losses) incurred	$(108.5)	$24.4
Less: Net derivative losses allocated to reporting segments	(58.3)	(12.4)
Net derivative gains (losses) recognized in general corporate expenses	$(50.2)	$36.8
Net derivative losses allocated to Consumer Foods	$(41.9)	$(5.9)
Net derivative gains (losses) allocated to Commercial Foods	(4.7)	4.3
Net derivative losses allocated to Private Brands	(11.7)	(10.8)
Net derivative losses included in segment operating profit	$(58.3)	$(12.4)

As of May 31, 2015, the cumulative amount of net derivative losses from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $23.3 million. This amount reflected net losses of $23.7 million incurred during the fiscal year ended May 31, 2015, as well as net gains of $0.4 million incurred prior to fiscal 2015. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results losses of $23.5 million in fiscal 2016 and gains of $0.2 million in fiscal 2017 and thereafter.
In the second quarter of fiscal 2015, management determined that certain derivatives that had been previously entered into as an economic hedge of forecasted commodity purchases had ceased to function as economic hedges. We recognized $18.9 million, $5.2 million, and $1.4 million of net derivative losses during fiscal 2015 within the operating results of the Consumer Foods, Private Brands, and Commercial Foods segments, respectively, in connection with these derivatives. Management effectively exited these derivative positions in the third quarter of fiscal 2015.
Fiscal 2015 compared to Fiscal 2014
Net Sales

($ in millions) Reporting Segment	Fiscal 2015 Net Sales	Fiscal 2014 Net Sales	% Inc (Dec)
Consumer Foods	$7,304.4	$7,315.7	—%
Commercial Foods	4,463.2	4,332.2	3%
Private Brands	4,064.8	4,195.7	(3)%
Total	$15,832.4	$15,843.6	—%
Overall, our net sales were $15.83 billion in fiscal 2015, essentially flat compared to fiscal 2014.
Consumer Foods net sales for fiscal 2015 were $7.30 billion, a decrease of $11.3 million compared to fiscal 2014. Results reflected a volume benefit of approximately 1% in fiscal 2015 due to the inclusion of an additional week of results, offset by 1% decrease due to the impact of foreign exchange rates. In addition, we increased prices in fiscal 2015 for some categories to cover commodity costs.
Sales of products associated with some of our most significant brands, including ACT II®, Chef Boyardee®, Hebrew National®, Hunt's®, Marie Callender's®, Odom's®, Pam®, Reddi-wip®, Ro*Tel®, and Slim Jim®, grew in fiscal 2015 as compared to fiscal 2014. Significant brands whose products experienced sales declines in fiscal 2015 include Bertolli®, Blue Bonnet®, Healthy Choice®, Libby's®, Orville Redenbacher's®, Peter Pan®, Snack Pack®, Swiss Miss®, and Wesson®.
Commercial Foods net sales were $4.46 billion in fiscal 2015, an increase of $131.0 million, or 3%, compared to fiscal 2014. Results for fiscal 2015 reflected increased volumes in the Lamb Weston specialty potato products business and Foodservice businesses due to the inclusion of an additional week of results. Lamb Weston results also reflected good domestic performance, more than offsetting the negative impact of the West Coast labor dispute on international sales and challenges facing quick service restaurant customers.
Private Brands net sales for fiscal 2015 were $4.06 billion, a decrease of $130.9 million, or 3%, compared to fiscal 2014. The decreases in Private Brands net sales for fiscal 2015 reflected weak volumes resulting from an intense bidding environment and executional challenges, more than offsetting the benefit of the inclusion of an additional week of results in fiscal 2015.
Selling, General and Administrative ("SG&A") Expenses (Includes general corporate expenses)
SG&A expenses totaled $3.47 billion for fiscal 2015, an increase of $700.9 million compared to fiscal 2014. We estimate that the inclusion of an extra week in the fiscal 2015 results increased SG&A expenses by approximately $30 million.
SG&A expenses for fiscal 2015 reflected the following:

•	charges of $1.59 billion related to impairment of goodwill, other intangibles, and fixed assets impacting reporting units within our Private Brands segment,

•	a decrease in advertising and promotion spending of $69.8 million,

•	a decrease in salaries and wages of $57.3 million, in connection with our efficiency and effectiveness initiatives,

•	expenses of $53.3 million in connection with our restructuring plans,

•	an increase in incentive compensation expense of $25.3 million,

•	charges of $24.6 million related to early extinguishment of debt as a result of the payoff of our term loan facility and the repurchase of certain senior notes,

•	expenses of $16.3 million in support of our integration of the former Ralcorp business,

•	an increase in stock compensation expenses of $12.2 million,

•	a benefit of $7.0 million related to the reduction of the legal accrual for pending matters associated with the 2007 peanut butter recall,

•	a charge of $6.9 million reflecting the year-end write-off of actuarial losses in excess of 10% of our pension liability,

•	charges of $5.1 million related to intangible asset impairments in our Consumer Foods and Commercial Foods segments, and

•	a charge of $3.7 million in connection with a legal matter.
SG&A expenses for fiscal 2014 included:

•	charges of $605.4 million for the impairment of goodwill and other intangible assets within our Private Brands segment,

•	expenses of $76.6 million in connection with our restructuring plans,

•	charges of $75.7 million related to intangible asset impairments, primarily the Chef Boyardee brand,

•	expenses of $53.0 million in support of our integration of the former Ralcorp business,

•	a charge of $16.5 million in connection with the impairment of a small production facility,

•
a benefit of $10.2 million related legal matters associated with the 2007 peanut butter recall, including a reduction of the legal accrual for matters associated with the recall and the reimbursement of settlement and defense costs from an insurer,

•	a charge of $8.9 million in connection with the impairment of certain assets received in connection with the bankruptcy of an onion products supplier,

•	transaction-related costs of $6.4 million, and

•	a benefit of $5.1 million in connection with the sale of land received in connection with the bankruptcy of an onion products supplier.
Operating Profit (Loss) (Earnings (loss) before general corporate expenses, interest expense, net, income taxes, and equity method investment earnings)

($ in millions) Reporting Segment	Fiscal 2015 Operating Profit (Loss)	Fiscal 2014 Operating Profit (Loss)	% Inc (Dec)
Consumer Foods	$1,069.7	$892.0	20%
Commercial Foods	568.5	537.7	6%
Private Brands	(1,456.7)	(373.4)	290%
Consumer Foods operating profit for fiscal 2015 was $1.07 billion, an increase of $177.7 million, or 20%, compared to fiscal 2014. Gross profits in Consumer Foods were flat compared to fiscal 2014, driven by the impact of comparable net sales, discussed above, favorable product mix and improved plant productivity, offset by $18.9 million of net derivative losses in connection with certain derivatives that ceased to function as economic hedges and higher commodity costs. Operating profit was favorably impacted by the decrease in advertising and promotion expenses of $63.4 million and lower salaries expense. The decrease in advertising expense reflected a continually increasing focus on prioritization, efficiency, and return on investment. Consumer Foods operating profit in fiscal 2015 included a charge of $4.8 million related to impairment of the Poppycock® brand intangible asset. Operating profit for the Consumer Foods segment for fiscal 2015 also includes $31.7 million of estimated negative impact from changes in foreign exchange rates. Charges totaling $35.4 million related to our restructuring plans also impacted Consumer Foods results in fiscal 2015, compared to $25.6 million in fiscal 2014. In fiscal 2014, Consumer Foods operating profit included charges of $72.5 million related to impairment of intangible assets, principally the Chef Boyardee® brand. Charges of $1.8 million for transaction-related expenses also impacted fiscal 2014 Consumer Foods operating profit.
Operating profit for the Commercial Foods segment was $568.5 million in fiscal 2015, an increase of $30.8 million, or 6%, compared to fiscal 2014. Gross profits in the Commercial Foods segment were flat compared to fiscal 2014. Commercial Foods recognized $1.4 million of net derivative losses in connection with certain derivatives that ceased to function as economic hedges. The increases in operating profits reflected good domestic performance (discussed above), a better quality raw potato crop, and good operating efficiencies; collectively, these more than offset lower profits from international sales. International sales and profits were weak, resulting from challenges facing quick-serve restaurant customers in key Asian markets and the impact of the slowdown from the West Coast port labor dispute. The West Coast port labor dispute was resolved toward the end of the third quarter of fiscal 2015. Commercial Foods operating profit also included charges of $3.2 million and $4.8 million in fiscal 2015 and 2014, respectively, related to the execution of our restructuring plans. Commercial Foods operating profit for fiscal 2014 also included a charge of $16.5 million in connection with the impairment of a small production facility, as well as a charge of $8.9 million for the impairment of certain nonoperating assets and a $5.1 million gain from the sale of land, both related to assets received in connection with the bankruptcy of an onion products supplier.
Private Brands operating loss for fiscal 2015 and 2014 was $1.46 billion and $373.4 million, respectively. Gross profits were $114.2 million lower in fiscal 2015 than in fiscal 2014. Gross profits in fiscal 2015 included $5.2 million of net derivative losses in connection with certain derivatives that ceased to function as economic hedges. In fiscal 2015 and 2014, we recognized charges of $1.59 billion and $605.4 million, respectively, in connection with the impairment of goodwill, other intangible assets, and fixed assets within the Private Brands segment. Additional decreases were driven by the impact of lower net sales, discussed above, and higher commodity costs (particularly for durum wheat and tree nuts). Private Brands operating profit in fiscal 2015 and 2014 also included $36.1 million and $35.9 million, respectively, of charges related to the execution of our restructuring plans. The Company is working to improve execution in its Private Brands segment, including increasing speed of responsiveness to customers and commercialization of new products, improving fill rates and on-time deliveries, and better commodity cost management. Subsequent to fiscal 2015, on June 30, 2015, we announced our plan to exit the Private Brands operations.
Interest Expense, Net
In fiscal 2015, net interest expense was $331.9 million, a decrease of $47.5 million, or 13%, from fiscal 2014. The decrease reflects the repayment of debt and other debt financing actions. Interest expense in fiscal 2015 and 2014 reflected a net benefit of $8.0 million and $12.1 million, respectively, primarily resulting from interest rate swaps used to effectively convert the interest rates of certain outstanding debt instruments from fixed rate to floating rate.
Income Taxes
Our income tax expense was $234.0 million and $220.1 million in fiscal 2015 and 2014, respectively. Income tax expense for fiscal 2015 reflected an impairment of goodwill that is largely non-deductible for tax purposes. The implementation of new positions we are taking on tax credits that apply to prior year tax returns also resulted in an income tax benefit of $10.9 million in fiscal 2015. Income tax expense for fiscal 2014 also reflected an impairment of goodwill that is largely non-deductible for tax purposes. The fiscal 2014 effective tax rate also included a change in estimate related to tax methods used for certain international sales, favorable tax adjustments resulting from changes in legal structure and state tax filing positions, resolution of foreign tax matters that were previously reserved, the effect of a law change in Mexico requiring deconsolidation for tax reporting purposes, and the resolution of certain income tax matters related to dispositions of foreign operations in prior years.
We expect our effective tax rate in fiscal 2016, exclusive of any unusual transactions or tax events, to be approximately 33%-34%.

Equity Method Investment Earnings
We include our share of the earnings of certain affiliates based on our economic ownership interest in the affiliates. Significant affiliates include the Ardent Mills joint venture and affiliates that produce and market potato products for retail and foodservice customers. Our share of earnings from our equity method investments was $122.1 million ($119.1 million in the Commercial Foods segment and $3.0 million in the Consumer Foods segment) and $32.5 million ($29.7 million in the Commercial Foods segment and $2.8 million in the Consumer Foods segment) in fiscal 2015 and 2014, respectively. The increase in fiscal 2015 compared to fiscal 2014 reflects the earnings from the Ardent Mills joint venture as well as higher profits for an international potato joint venture. The earnings from the Ardent Mills joint venture reflect results for 11 months of operations, as we recognize earnings on a one-month lag, due to differences in fiscal year periods. In fiscal 2014, earnings also reflected a $3.4 million charge reflecting the year-end write-off of actuarial losses in excess of 10% of the pension liability for an international potato venture.

Results of Discontinued Operations
Our discontinued operations generated after-tax income of $366.6 million and $141.4 million in fiscal 2015 and 2014, respectively. The results of discontinued operations for fiscal 2015 include a pre-tax gain of $625.6 million ($379.6 million after-tax) recognized on the formation of the Ardent Mills joint venture. The results for fiscal 2014 reflect a pre-tax gain of $90.0 million ($55.7 million after-tax) related to the disposition of three flour milling facilities as part of the Ardent Mills formation.
In fiscal 2014, we also completed the sale of a small snack business, Medallion Foods, for $32.0 million in cash. We recognized an after-tax loss of $3.5 million on the sale of this business in fiscal 2014. In fiscal 2014, we recognized an impairment charge related to allocated amounts of goodwill and intangible assets, totaling $15.2 million after-tax, in anticipation of this divestiture. We also completed the sale of the assets of the Lightlife® business for $54.7 million in cash. We recognized an after-tax gain of $19.8 million on the sale of this business in fiscal 2014.
Earnings (Loss) Per Share
Diluted loss per share in fiscal 2015 was $0.60, including a loss of $1.46 per diluted share from continuing operations and earnings of $0.86 per diluted share from discontinued operations. Diluted earnings per share in fiscal 2014 were $0.70, including $0.37 per diluted share from continuing operations and $0.33 per diluted share from discontinued operations. See “Items Impacting Comparability” above as several significant items affected the comparability of year-over-year results of operations.
Fiscal 2014 compared to Fiscal 2013
Net Sales

($ in millions) Reporting Segment	Fiscal 2014 Net Sales	Fiscal 2013 Net Sales	% Inc (Dec)
Consumer Foods	7,315.7	7,551.4	(3)%
Commercial Foods	4,332.2	4,109.7	5%
Private Brands	4,195.7	1,808.2	132%
Total	$15,843.6	$13,469.3	18%
Overall, our net sales increased $2.37 billion to $15.84 billion in fiscal 2014 compared to fiscal 2013, primarily related to the acquisition of Ralcorp.
Consumer Foods net sales for fiscal 2014 were $7.32 billion, a decrease of $235.7 million, or 3%, compared to fiscal 2013. Results reflected a 3% decrease in volume performance and a 1% decrease due to the impact of foreign exchange rates, partially offset by a 1% increase in price/mix. Volume performance from our base businesses for fiscal 2014 was impacted negatively by competitor promotional activity. Significant slotting and promotion investments related to new product launches, particularly in the first quarter, also weighed heavily on net sales in fiscal 2014. In addition, certain shipments planned for the fourth quarter of fiscal 2014 were shifted to the first quarter of fiscal 2015 as a result of change in timing of retailer promotions and this negatively impacted volume performance.

Sales of products associated with some of our most significant brands, including Bertolli®, Hunt's®, Odom's®, Libby's®, Reddi-wip®, Ro*Tel®, Slim Jim®, and Swiss Miss® grew in fiscal 2014, as compared to fiscal 2013. Significant brands whose products experienced sales declines in fiscal 2014 include ACT II®, Banquet®, Chef Boyardee®, Healthy Choice®, Marie Callender's®, Orville Redenbacher's®, Snack Pack®, and Wesson®. A significant portion of the overall volume decline was driven by Healthy Choice®, Orville Redenbacher’s®, and Chef Boyardee® (which collectively have annual sales in excess of $1 billion).
Commercial Foods net sales were $4.33 billion in fiscal 2014, an increase of $222.5 million, or 5%, compared to fiscal 2013. Results for fiscal 2014 reflected a 5% benefit from the acquisition of the frozen bakery business of Ralcorp in January 2013. Results for fiscal 2014 also reflected increased volume of 2% in the segment's Lamb Weston specialty potato products business, driven by increased sales to international customers, partially offset by lower price/mix. Sales in the fourth quarter of fiscal 2014 to international customers were favorably impacted by increased promotional activity and accelerated orders due to concerns about the effect of a potential external labor dispute on West coast exports. Sales volume in the Foodservice business decreased in fiscal 2014 compared to fiscal 2013 due to industry trends.
Private Brands net sales for fiscal 2014 were $4.20 billion. The increase of $2.39 billion represented a full year of ownership of the legacy Ralcorp business in fiscal 2014 compared to four months in fiscal 2013.
Selling, General and Administrative ("SG&A") Expenses (Includes general corporate expenses)
SG&A expenses totaled $2.77 billion for fiscal 2014, an increase of $705.3 million compared to fiscal 2013. The increase in overall SG&A occurred as a result of the additional eight months of SG&A expenses for the Ralcorp business as well as the following changes from our base business:

•	a decrease in incentive compensation expense of $74.5 million,

•	charges of $75.7 million related to intangible asset impairments, primarily the Chef Boyardee brand,

•	a decrease in advertising and promotion expenses of $49.4 million,

•	an increase in salaries and wages of $63.7 million,

•	a charge of $16.5 million in connection with the impairment of a small production facility,

•
a benefit of $10.2 million related to legal matters associated with the 2007 peanut butter recall, including a reduction of the legal accrual for matters associated with the recall, and the reimbursement of settlement and defense costs from an insurer,

•	a charge of $8.9 million in connection with the impairment of certain assets received in connection with the bankruptcy of an onion products supplier, and

•	a benefit of $5.1 million in connection with the sale of land received in connection with the bankruptcy of an onion products supplier.
SG&A expenses for fiscal 2014 (including legacy Ralcorp) also included:

•	charges of $605.4 million for the impairment of goodwill and other intangible assets within our Private Brands segment,

•	expenses of $76.6 million in connection with our restructuring plans,

•	$53.0 million in support of our integration of the former Ralcorp business, and

•	transaction-related costs of $6.4 million.
SG&A expenses from our base business in fiscal 2013 included:

•	a benefit of $25.0 million related to the favorable settlement of an insurance matter associated with the 2007 peanut butter recall,

•	a charge of $10.2 million in connection with the impairment of certain assets received in connection with the bankruptcy of an onion products supplier,

•	a charge of $7.5 million in connection with legal matters associated with the 2007 peanut butter recall,

•	charges of $6.2 million related to early extinguishment of debt as a result of early payments on our Term Loan Facility,

•	a charge of $5.7 million reflecting the year-end write-off of actuarial losses in excess of 10% of our pension liability,

•	charges of $4.5 million related to environmental remediation matters related to Beatrice Company, and

•	charges of $3.0 million in connection with an accident at our Garner plant.
SG&A expenses for fiscal 2013 (including legacy Ralcorp) also included:

•	transaction-related costs of $108.2 million, principally relating to the acquisition of Ralcorp,

•	expenses of $31.9 million in connection with our restructuring plans, and

•	expenses of $21.6 million in support of our integration of the former Ralcorp business.
Operating Profit (Loss) (Earnings (loss) before general corporate expenses, interest expense, net, income taxes, and equity method investment earnings)

($ in millions) Reporting Segment	Fiscal 2014 Operating Profit (Loss)	Fiscal 2013 Operating Profit	% Inc (Dec)
Consumer Foods	$892.0	$984.4	(9)%
Commercial Foods	537.7	585.5	(8)%
Private Brands	(373.4)	125.4	N/A
Consumer Foods operating profit for fiscal 2014 was $892.0 million, a decrease of $92.4 million, or 9%, compared to fiscal 2013. Gross profits in Consumer Foods were $128.2 million lower in fiscal 2014 than in fiscal 2013, driven by the impact of lower net sales, discussed above, and moderate inflation in product costs. These decreases were partially offset by reduced management incentive compensation and decreased advertising and consumer promotion costs of $50.6 million, reflecting heavy investment in fiscal 2013, rebalancing spending to strengthen promotional support and a focus on marketing effectiveness. Other items that significantly impacted Consumer Foods operating profit in fiscal 2014 included charges of $72.5 million related to impairment of intangibles assets, principally the Chef Boyardee brand, and charges totaling $25.6 million in connection with our restructuring plans. Items that significantly impacted Consumer Foods operating profit in fiscal 2013 included charges totaling $12.1 million in connection with our restructuring plans and charges of $10.9 million of transaction-related costs.
Operating profit for the Commercial Foods segment was $537.7 million in fiscal 2014, a decrease of $47.8 million, or 8%, compared to fiscal 2013. Gross profits in the Commercial Foods segment were $35.6 million lower in fiscal 2014 than in fiscal 2013. Decreases in operating profit for fiscal 2014 were driven by lower gross profit in the Lamb Weston specialty potato operations related to the change in mix of sales to international and retail customers due to the impact of a major foodservice customer not renewing a sizable amount of potato business at the end of fiscal 2013, moderate inflation in key inputs, and poor quality raw potatoes affecting plant recovery and throughputs. The significant decreases in Lamb Weston results were offset by significant reductions in incentive compensation expenses in fiscal 2014. Commercial Foods operating profit for fiscal 2014 also included a charge of $16.5 million in connection with the impairment of a small production facility, as well as a charge of $8.9 million for the impairment of certain nonoperating assets and a $5.1 million gain from the sale of land, both related to assets received in connection with the bankruptcy of an onion products supplier. In addition, there were $4.8 million of charges in connection with our restructuring plans. Results for fiscal 2013 reflected a $10.2 million charge to reduce the carrying value of collateral received in connection with the bankruptcy of the onion products supplier to its estimated fair value based upon updated appraisals. Commercial Foods operating profit also included $6.1 million of charges in fiscal

2013 related to the execution of our restructuring plans. Included in the results of the Commercial Foods operating profit in fiscal 2013 was $3.1 million of incremental cost of goods sold due to the fair value adjustment to inventory resulting from acquisition accounting.
Private Brands segment operating loss for fiscal 2014 was $373.4 million, compared to an operating profit for fiscal 2013 of $125.4 million. The majority of our Private Brands segment is comprised of the former Ralcorp business. The increase in net sales, discussed above, reflects the impact of the Ralcorp acquisition. Operating profits have been below expectations due to sales force, supply chain, and pricing actions, as well as cost challenges associated with integration and business transition. In fiscal 2014, we recognized charges of $605.4 million in connection with the impairment of goodwill and other intangible assets within the Private Brands segment. Also included in the operating loss for fiscal 2014 were $35.9 million of charges in connection with our restructuring plans. Included in the results of the Private Brands operating profit in fiscal 2013 was $13.6 million of incremental cost of goods sold due to the fair value adjustment to inventory resulting from acquisition accounting.
Interest Expense, Net
In fiscal 2014, net interest expense was $379.4 million, an increase of $103.2 million, or 37%, from fiscal 2013. The increase reflects the issuance of $3.975 billion of senior debt, outstanding borrowings of $900 million under a Term Loan Facility, and $716.0 million of senior debt that was exchanged in January 2013 in financing the Ralcorp acquisition, in addition to the issuance of $750.0 million of senior notes in September 2012. Interest expense in fiscal 2014 and 2013 reflected a net benefit of $12.1 million and $8.6 million, respectively, primarily resulting from interest rate swaps used to effectively convert the interest rates of certain outstanding debt instruments from fixed rate to floating rate.
Income Taxes
Our income tax expense was $220.1 million and $361.9 million in fiscal 2014 and 2013, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was 56% for fiscal 2014 and 34% in fiscal 2013. The effective tax rate for fiscal 2014 reflects the incurrence of an impairment of intangible assets, $529.2 million of which was non-deductible goodwill, as well as the benefit of normal, recurring, income tax credits and deductions, some of which expired on December 31, 2013. During fiscal 2015, these income tax credits and deductions were extended through December 31, 2014. Accordingly, the related income tax benefit was recognized in fiscal 2015. The fiscal 2014 effective tax rate also included a change in estimate related to tax methods used for certain international sales, favorable tax adjustments resulting from changes in legal structure and state tax filing positions, resolution of foreign tax matters that were previously reserved, the effect of a law change in Mexico requiring deconsolidation for tax reporting purposes, and the resolution of certain income tax matters related to dispositions of foreign operations in prior years. The effective tax rate for fiscal 2013 reflects the incurrence of various non-deductible transaction-related expenses, as well as a reduced domestic manufacturing deduction benefit, in connection with the acquisition of Ralcorp. The fiscal 2013 effective tax rate also included favorable tax adjustments resulting from the implementation of the 2012 American Taxpayer Relief Act during fiscal 2013.
Equity Method Investment Earnings
We include our share of the earnings of certain affiliates based on our economic ownership interest in the affiliates. Significant affiliates produce and market potato products for retail and foodservice customers. Our share of earnings from our equity method investments was $32.5 million ($29.7 million in the Commercial Foods segment and $2.8 million in the Consumer Foods segment) and $37.5 million ($35.7 million in the Commercial Foods segment and $1.8 million in the Consumer Foods segment) in fiscal 2014 and 2013, respectively. In fiscal 2014, earnings also reflected a $3.4 million charge reflecting the year-end write-off of actuarial losses in excess of 10% of the pension liability of an international potato venture.
Results of Discontinued Operations
Our discontinued operations generated after-tax income of $141.4 million and $87.7 million in fiscal 2014 and 2013, respectively.
The results for fiscal 2014 reflect a pre-tax gain of $90.0 million ($55.7 million after-tax) related to the disposition of three flour milling facilities as part of the Ardent Mills formation.
In fiscal 2014, we also completed the sale of a small snack business, Medallion Foods, for $32.0 million in cash. We recognized an after-tax loss of $3.5 million on the sale of this business in fiscal 2014. In fiscal 2014, we recognized an impairment charge related to allocated amounts of goodwill and intangible assets, totaling $15.2 million after-tax, in anticipation of this divestiture. We also completed the sale of the assets of the Lightlife® business for $54.7 million in cash. We recognized an after-tax gain of $19.8 million on the sale of this business in fiscal 2014.
Earnings Per Share
Our fiscal 2014 diluted earnings per share from continuing operations were $0.70, including $0.37 per diluted share from continuing operations and income of $0.33 per diluted share from discontinued operations. Our fiscal 2013 diluted earnings per share from continuing operations were $1.85, including $1.64 per diluted share from continuing operations and income of $0.21 per diluted share from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity and Capital
Our primary financing objective is to maintain a prudent capital structure that provides us flexibility to pursue our growth objectives. If necessary, we use short-term debt principally to finance ongoing operations, including our seasonal requirements for working capital and a combination of equity and long-term debt to finance both our base working capital needs and our non-current assets. We are committed to maintaining an investment grade credit rating.
At May 31, 2015, we had a $1.5 billion revolving credit facility. The facility is scheduled to mature in September 2018. The facility has historically been used principally as a back-up facility for our commercial paper program. As of May 31, 2015, there were no outstanding borrowings under the facility. The facility requires that our consolidated funded debt not exceed 65%of our consolidated capital base and that our fixed charges coverage ratio be greater than 1.75 to 1.0. On March 23, 2015, the Company entered into an amendment to the facility to exclude certain goodwill and other intangible asset impairments from the calculation of the fixed charge coverage ratio. As of May 31, 2015, we were in compliance with these financial covenants.
As of May 31, 2015, we had no amounts outstanding under our commercial paper program. The highest level of borrowings during fiscal 2015 was $685.8 million. As of May 25, 2014, we had $137.0 million in borrowings under our commercial paper program.
In January 2013, we borrowed $1.5 billion under a term loan facility ("Term Loan Facility") as part of the financing used to acquire Ralcorp. During the first quarter of fiscal 2015, we repaid the $900.0 million remaining principal balance and associated accrued interest, and terminated the Term Loan Facility. We were allowed to prepay borrowings without premium or penalty.
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
As of the end of fiscal 2015, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the revolving credit facility, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult.
We repurchase our shares of common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board of Directors. In December 2011, the Company's Board of Directors approved a $750.0 million increase to our share repurchase authorization. Under the share repurchase authorization, we may repurchase our shares periodically over several years, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions. The authorization has no time limit and may be suspended or discontinued at any time. We repurchased 1.4 million shares of our common stock for an aggregate of $50.0 million under this program in fiscal 2015. The Company's total remaining share repurchase authorization as of May 31, 2015 was $131.9 million.

In fiscal 2015, we received $505.4 million in cash (net of $49.0 million contributed to Ardent Mills) upon the formation of Ardent Mills, which included $163.0 million associated with the sale of three flour milling facilities in fiscal 2014 and a payment of $11.5 million to Ardent Mills for a working capital adjustment in the second quarter of fiscal 2015.
In fiscal 2015, the Company completed its multi-year debt reduction goal of repaying $2.1 billion between the third quarter of fiscal 2013 and the end of fiscal 2015, exceeding the goal of $2.0 billion of debt repayment in that time period. Despite the progress in debt reduction, the Company continues to have a substantial amount of debt outstanding. Given weaker-than-planned operating performance, the Company’s leverage ratios are still higher than targeted, so debt reduction is expected to remain a component of capital allocation in the foreseeable future.
On June 30, 2015, the Company announced its intention to sell the Private Brands operations. At this time the impact of the sale of these operations on the Company's liquidity is unknown.
Cash Flows
In fiscal 2015, we generated $1.48 billion from operating activities, used $41.6 million for investing activities, used $1.43 billion for financing activities, and had a decrease of $8.8 million in cash due to the effect of changes in foreign currency exchange rates.
Cash generated from operating activities of continuing operations totaled $1.47 billion in fiscal 2015, as compared to $1.45 billion generated in fiscal 2014. Operating cash outflows for interest payments decreased $57.9 million to $337.7 million in fiscal 2015 as a result of the decreases in outstanding debt. We contributed $13.5 million and $18.3 million to our pension plans in fiscal 2015 and 2014, respectively. We paid approximately $86.0 million less in annual incentive compensation payments in fiscal 2015 (earned in fiscal 2014) than in fiscal 2014 (earned in fiscal 2013). Increases in inventory in fiscal 2015 resulted from lower volumes in international shipments in our fiscal third quarter due to the slowdown from the West Coast port labor dispute, expansion of our potato manufacturing capacity in the United States and China, higher durum wheat costs, and larger harvests of corn, tomatoes, and potatoes. Reductions in cash outflows for advertising and promotions in our Consumer Foods business have been largely offset by increases in trade promotions. During fiscal 2015, our income tax payments were approximately $47.7 million more than those made in fiscal 2014, due primarily to prior year income tax deductions related to the Ralcorp debt exchange and Ralcorp loss carryforwards from fiscal 2013. We received dividends of $77.9 million from our investment in the Ardent Mills joint venture during fiscal 2015. Cash generated from operating activities of discontinued operations was $6.9 million and $114.0 million in fiscal 2015 and fiscal 2014, respectively, reflecting the timing of the milling business disposition.
Investing activities used $41.6 million in fiscal 2015 versus $531.5 million in fiscal 2014. Investing activities of continuing operations in fiscal 2015 consisted primarily of capital expenditures of $471.9 million and acquisitions of a potato manufacturer in China and an organic frozen food business in the United States totaling $95.7 million. Capital expenditures in fiscal 2015 were lower than fiscal 2014 as a result of fewer significant plant expansions and improvements. In fiscal 2014, we purchased certain frozen dessert production assets for $39.9 million million. The fiscal 2015 investments were offset by $391.4 million in cash received from Ardent Mills in connection with the formation of that joint venture. Cash generated from investing activities of discontinued operations in fiscal 2015 totaled $114.0 million resulting from receipt of $163.0 million cash associated with the sale of three flour milling facilities at the end of fiscal 2014, partially offset by $49.0 million cash contributed to Ardent Mills upon the formation of the joint venture. Investing activities of discontinued operations generated $58.2 million in fiscal 2014 primarily from the sale of assets of the Lightlife and Medallion Foods businesses offset by capital expenditures in our former milling operations.
Cash used for financing activities of continuing operations totaled $1.43 billion in fiscal 2015 compared to $1.03 billion in fiscal 2014. In fiscal 2015, we repaid $1.50 billion of long-term debt, partially financed by the issuance of $550.0 million aggregate principal amount of floating rate notes. We also reduced short term debt, primarily commercial paper, by $150.0 million. In fiscal 2014, we decreased our total debt by $612.4 million, including the repayment of $500.0 million aggregate principal amount of our 5.875% senior notes upon maturity in April 2014. During fiscal 2015 and 2014, we paid dividends of $425.2 million and $420.9 million, respectively. In fiscal 2015 and 2014, we repurchased $50.0 million and $100.0 million, respectively, of our common stock as part of our share repurchase program. Amounts generated from proceeds of employee stock option exercises and issuance of other stock awards were $153.8 million and $103.7 million in fiscal 2015 and 2014, respectively.

The Company had cash and cash equivalents of $183.1 million at May 31, 2015 and $141.3 million at May 25, 2014, of which $102.3 million at May 31, 2015 and $104.5 million at May 25, 2014 was held in foreign countries. As of May 31, 2015 and May 25, 2014, certain of the Company's foreign subsidiaries had extended short term loans to domestic entities totaling $36.4 million and $37.8 million, respectively. Domestic entities repaid these amounts early in the first fiscal quarter of fiscal 2016 and 2015, respectively. The Company makes an assertion regarding the amount of earnings intended for permanent reinvestment outside the United States, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. No related tax liability has been accrued as of May 31, 2015. At May 31, 2015, management does not intend to permanently repatriate additional foreign cash. Any future decision to repatriate foreign cash could result in an adjustment to the deferred tax liability after considering available foreign tax credits and other tax attributes. It is not practicable to determine the amount of any such deferred tax liability at this time.
Our preliminary estimate of capital expenditures for fiscal 2016 is approximately $575 million. This includes amounts attributable to the Private Brands operations we intend to divest.
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
We hold a 50.0% interest in Lamb Weston RDO, a potato processing venture. We provide all sales and marketing services to Lamb Weston RDO. We receive a fee for these services based on a percentage of the net sales of the venture. We reflect the value of our ownership interest in this venture in other assets in our Consolidated Balance Sheets, based upon the equity method of accounting. The balance of our investment was $14.6 million and $12.6 million at May 31, 2015 and May 25, 2014, respectively, representing our maximum exposure to loss as a result of our involvement with this venture. The capital structure of Lamb Weston RDO includes owners' equity of $29.2 million and term borrowings from banks of $41.6 million as of May 31, 2015. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this venture.
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

OBLIGATIONS AND COMMITMENTS
As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as lease agreements, debt agreements, and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as "take-or-pay" contracts). The unconditional purchase obligation arrangements are entered into in our normal course of business in order to ensure adequate levels of sourced product are available. Of these items, debt, notes payable, and capital lease obligations, which totaled $7.8 billion as of May 31, 2015, were recognized as liabilities in our Consolidated Balance Sheets. Operating lease obligations and unconditional purchase obligations, which totaled $2.4 billion as of May 31, 2015, were not recognized as liabilities in our Consolidated Balance Sheets, in accordance with generally accepted accounting principles.
A summary of our contractual obligations as of May 31, 2015 was as follows:

	Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt	$7,732.5	$1,000.6	$2,260.2	$475.0	$3,996.7
Capital lease obligations	68.8	8.4	14.5	8.7	37.2
Operating lease obligations	520.4	86.3	152.3	97.3	184.5
Purchase obligations[1]	1,851.4	1,728.7	89.5	28.0	5.2
Notes payable	7.9	7.9	—	—	—
Total	$10,181.0	$2,831.9	$2,516.5	$609.0	$4,223.6
1 Amount includes open purchase orders and agreements, some of which are not legally binding and/or may be cancellable. Such agreements are generally settleable in the ordinary course of business in less than one year.
We are also contractually obligated to pay interest on our long-term debt and capital lease obligations. The weighted average coupon interest rate of the long-term debt obligations outstanding as of May 31, 2015 was approximately 4.1%.
The operating lease obligations noted in the table above have not been reduced by non-cancellable sublease rentals of $29.6 million.
We own a 49.99% interest in Lamb Weston BSW, LLC ("Lamb Weston BSW"), a potato processing venture with Ochoa Ag Unlimited Foods, Inc. ("Ochoa"). We provide all sales and marketing services to Lamb Weston BSW. Under certain circumstances, we could be required to compensate Ochoa for lost profits resulting from significant production shortfalls ("production shortfalls"). Commencing on June 1, 2018, or on an earlier date under certain circumstances, we have a contractual right to purchase the remaining equity interest in Lamb Weston BSW from Ochoa (the "call option"). We are currently subject to a contractual obligation to purchase all of Ochoa's equity investment in Lamb Weston BSW at the option of Ochoa (the "put option"). The purchase prices under the call option and the put option (the "options") are based on the book value of Ochoa's equity interest at the date of exercise, as modified by an agreed-upon rate of return for the holding period of the investment balance. The agreed-upon rate of return varies depending on the circumstances under which any of the options are exercised. As of May 31, 2015, the price at which Ochoa had the right to put its equity interest to us was $41.6 million. This amount, which is presented within other noncurrent liabilities in our Consolidated Balance Sheets, is not included in the "Contractual Obligations" table above as the payment is contingent upon the exercise of the put option by Ochoa, and the eventual occurrence and timing of such exercise is uncertain.
As part of our ongoing operations, we also enter into arrangements that obligate us to make future cash payments only upon the occurrence of a future event (e.g., guarantees of debt or lease payments of a third party should the third party be unable to perform). In accordance with generally accepted accounting principles, the following commercial commitments are not recognized as liabilities in our Consolidated Balance Sheets. A summary of our commitments, including commitments associated with equity method investments, as of May 31, 2015, was as follows:

	Amount of Commitment Expiration Per Period (in millions)
Other Commercial Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Guarantees	$68.7	$44.7	$5.4	$8.4	$10.2
Standby Repurchase Obligations	2.8	1.1	0.5	0.5	0.7
Other commitments	2.0	2.0	—	—	—
Total	$73.5	$47.8	$5.9	$8.9	$10.9
We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At May 31, 2015, the amount of supplier loans effectively guaranteed by us was $39.3 million, included in the table above. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.
Federal income tax credits were generated related to our sweet potato production facility in Delhi, Louisiana. Third parties invested in these income tax credits. We have guaranteed these third parties the face value of these income tax credits over their statutory lives, through fiscal 2017, in the event that the income tax credits are recaptured or reduced. The face value of the income tax credits was $26.7 million, included in the table above, as of May 31, 2015. We believe the likelihood of the recapture or reduction of the income tax credits is remote, and therefore we have not established a liability in connection with this guarantee.
We hold a fifty percent ownership interest in Lamb-Weston/Meijer, V.O.F. (“Lamb Weston Meijer”), a Netherlands joint venture, headquartered in the Netherlands, that manufactures and sells frozen potato products principally in Europe. We and our partner are jointly and severally liable for all legal liabilities of Lamb Weston Meijer. As of May 31, 2015 and May 25, 2014, the total liabilities of Lamb Weston Meijer were $129.1 million and $144.7 million, respectively. Lamb Weston Meijer is well capitalized, with partners’ equity of $255.9 million and $247.0 million as of May 31, 2015 and May 25, 2014, respectively. We have not established a liability on our balance sheets for the obligations of Lamb Weston Meijer, as we have determined the likelihood of any required payment by us to settle such liabilities of Lamb Weston Meijer is remote.
The obligations and commitments tables above do not include any reserves for uncertainties in income taxes, as we are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes. The liability for gross unrecognized tax benefits at May 31, 2015 was $73.7 million. The net amount of unrecognized tax benefits at May 31, 2015, that, if recognized, would impact our effective tax rate was $43.2 million. Recognition of these tax benefits would have a favorable impact on our effective tax rate.

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
We have recognized reserves of $159.9 million for these marketing costs as of May 31, 2015. Changes in the assumptions used in estimating the cost of any individual customer marketing program would not result in a material change in our results of operations or cash flows.
Advertising and promotion expenses totaled $344.2 million, $414.0 million, and $463.4 million in fiscal 2015, 2014, and 2013, respectively.
Income Taxes—Our income tax expense is based on our income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our income tax expense and in evaluating our tax positions, including evaluating uncertainties. Management reviews tax positions at least quarterly and adjusts the balances as new information becomes available. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the tax bases of assets and liabilities and their carrying amounts in our balance sheets, as well as from net operating loss and tax credit carryforwards. Management evaluates the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings, and available tax planning strategies. These estimates of future taxable income inherently require significant judgment. Management uses historical experience and short and long-range business forecasts to develop such estimates. Further, we employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. To the extent management does not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.
Further information on income taxes is provided in Note 15 “Pre-tax Income and Income Taxes” to the consolidated financial statements.
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
We have recognized a reserve of approximately $55.0 million for environmental liabilities as of May 31, 2015. The reserve for each site is determined based on an assessment of the most likely required remedy and a related estimate of the costs required to effect such remedy. In fiscal 2013, we made an adjustment to the reserve of $4.5 million to increase our estimate based on expected payments.
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
We have recognized a pension liability of $573.7 million and $451.8 million, a postretirement liability of $235.3 million and $283.2 million, and a workers’ compensation liability of $100.1 million and $107.7 million, as of the end of fiscal 2015 and 2014, respectively. We also have recognized a pension asset of $20.5 million and $18.8 million as of the end of fiscal 2015 and 2014, respectively, as certain individual plans of the Company had a positive funded status.
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
We recognized pension expense (benefit) from Company plans of $0.9 million, $(5.9) million, and $23.5 million in fiscal years 2015, 2014, and 2013, respectively. Such amounts reflect the year-end write-off of actuarial losses in excess of 10% of our pension liability of $6.9 million, $3.4 million, and $5.7 million in fiscal years 2015, 2014, and 2013, respectively. This also reflected expected returns on plan assets of $267.9 million, $252.9 million, and $216.4 million in fiscal years 2015, 2014, and 2013, respectively. We contributed $13.5 million, $18.3 million, and $19.8 million to our pension plans in fiscal years 2015, 2014, and 2013, respectively. We anticipate contributing approximately $13.0 million to our pension plans in fiscal 2016.
One significant assumption for pension plan accounting is the discount rate. We select a discount rate each year (as of our fiscal year-end measurement date) for our plans based upon a hypothetical bond portfolio for which the cash flows from coupons and maturities match the year-by-year projected benefit cash flows for our pension plans. The hypothetical bond portfolio is comprised of high-quality fixed income debt instruments (usually Moody’s Aa) available at the measurement date. Based on this information, the discount rate selected by us for determination of pension expense was 4.15% for fiscal 2015, 4.05% for fiscal 2014, and 4.5% for fiscal 2013. We selected a discount rate of 4.10% for determination of pension expense for fiscal 2016. A 25 basis point increase in our discount rate assumption as of the end of fiscal 2015 would have resulted in a decrease of $2.9 million in our pension expense for fiscal 2015. A 25 basis point decrease in our discount rate assumption as of the end of fiscal 2015 would have resulted in an increase of $89.0 million in our pension expense for fiscal 2015. The disproportionate impact on pension expense of a reduction of our discount rate is due to our policy of writing-off actuarial losses in excess of 10% of our pension liability immediately. For our year-end pension obligation determination, we selected discount rates of 4.10% and 4.15% for fiscal years 2015 and 2014, respectively.
Another significant assumption used to account for our pension plans is the expected long-term rate of return on plan assets. In developing the assumed long-term rate of return on plan assets for determining pension expense, we consider long-term historical returns (arithmetic average) of the plan’s investments, the asset allocation among types of investments, estimated long-term returns by investment type from external sources, and the current economic environment. Based on this information, we selected 7.75% for the long-term rate of return on plan assets for determining our fiscal 2015 pension expense. A 25 basis point increase/decrease in our expected long-term rate of return assumption as of the beginning of fiscal 2015 would decrease/increase annual pension expense for our pension plans by $8.7 million. We selected an expected rate of return on plan assets of 7.75% to be used to determine our pension expense for fiscal 2016. A 25 basis point increase/decrease in our expected long-term rate of return assumption as of the beginning of fiscal 2016 would decrease/increase annual pension expense for our pension plans by $8.7 million.
The rate of compensation increase is another significant assumption used in the development of accounting information for pension plans. We determine this assumption based on our long-term plans for compensation increases and current economic conditions. Based on this information, we selected 3.70% and 4.25% for fiscal years 2015 and 2014, respectively, as the rate of compensation increase for determining our year-end pension obligation. We selected 4.25% for the rate of compensation increase for determination of pension expense for each of fiscal years 2015, 2014, and 2013. A 25 basis point increase in our rate of compensation increase assumption as of the beginning of fiscal 2015 would increase pension expense for our pension plans by $0.8 million for the year. A 25 basis point decrease in our rate of compensation increase assumption as of the beginning of fiscal 2015 would decrease pension expense for our pension plans by $1.2 million for the year. We selected a rate of 3.70% for the rate of compensation increase to be used to determine our pension expense for fiscal 2016. A 25 basis point increase in our rate of compensation increase assumption as of the beginning of fiscal 2016 would increase pension expense for our pension plans by $1.1 million for the year. A 25 basis point decrease in our rate of compensation increase assumption as of the beginning of fiscal 2016 would decrease pension expense for our pension plans by $1.6 million for the year.
In October 2014, The Society of Actuaries' Retirement Plan Experience Committee published new mortality tables and recommended their use for the measurement of U.S. pension plan obligations. With the assistance of our third-party actuary, in measuring our pension obligations as of May 31, 2015, we incorporated revised assumptions that generally reflect the mortality improvement inherent in these new tables, as adjusted for experience specific to our industry.
We also provide certain postretirement health care benefits. We recognized postretirement benefit expense of $6.1 million, $9.9 million, and $8.8 million in fiscal 2015, 2014, and 2013, respectively. We reflected liabilities of $235.3 million and $283.2 million in our balance sheets as of May 31, 2015 and May 25, 2014, respectively. We anticipate contributing approximately $23.7 million to our postretirement health care plans in fiscal 2016.
The postretirement benefit expense and obligation are also dependent on our assumptions used for the actuarially determined amounts. These assumptions include discount rates (discussed above), health care cost trend rates, inflation rates, retirement rates, mortality rates (also discussed above), and other factors. The health care cost trend assumptions are developed based on historical cost data, the near-term outlook, and an assessment of likely long-term trends. Assumed inflation rates are based on an evaluation of external market indicators. Retirement and mortality rates are based primarily on actual plan experience. The discount rate we selected for determination of postretirement expense was 3.65% for fiscal 2015, 3.35% for fiscal 2014, and 3.9% for fiscal 2013. We have selected a weighted-average discount rate of 3.5% for determination of postretirement expense for fiscal 2016. A 25 basis point increase/decrease in our discount rate assumption as of the beginning of fiscal 2015 would not have resulted in a material change to postretirement expense for our plans. We have assumed the initial year increase in cost of health care to be 9.0%, with the trend rate decreasing to 4.5% by 2023. A one percentage point change in the assumed health care cost trend rate would have the following effects:

($ in millions)	One Percent Increase	One Percent Decrease
Effect on total service and interest cost	$0.6	$(0.5)
Effect on postretirement benefit obligation	14.0	(12.5)
We provide workers’ compensation benefits to our employees. The measurement of the liability for our cost of providing these benefits is largely based upon actuarial analysis of costs. One significant assumption we make is the discount rate used to calculate the present value of our obligation. The weighted-average discount rate used at May 31, 2015 was 2.16%. A 25 basis point increase/decrease in the discount rate assumption would not have a material impact on workers’ compensation expense.
Business Combinations, Impairment of Long-Lived Assets (including property, plant and equipment), Identifiable Intangible Assets, and Goodwill—We use the acquisition method in accounting for acquired businesses. Under the acquisition method, our financial statements reflect the operations of an acquired business starting from the closing of the acquisition. The assets acquired and liabilities assumed are recorded at their respective estimated fair values at the date of the acquisition. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Significant judgment is often required in estimating the fair value of assets acquired, particularly intangible assets. As a result, in the case of significant acquisitions we normally obtain the assistance of a third-party valuation specialist in estimating fair values of tangible and intangible assets. The fair value estimates are based on available historical information and on expectations and assumptions about the future, considering the perspective of marketplace participants. While management believes those expectations and assumptions are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.
We reduce the carrying amounts of long-lived assets (including property, plant and equipment) to their fair values when their carrying amount is determined to not be recoverable. We generally compare undiscounted estimated future cash flows of an asset or asset group to the carrying values of the asset or asset group. If the undiscounted estimated future cash flows exceed the carrying values of the asset or asset group, no impairment is recognized. If the undiscounted estimated future cash flows are less than the carrying values of the asset or asset group, we write-down the asset or assets to their estimated fair values. The estimates of fair value are generally in the form of appraisal, or by discounting estimated future cash flows of the asset or asset group.
Determining the useful lives of intangible assets also requires management judgment. Certain brand intangibles are expected to have indefinite lives based on their history and our plans to continue to support and build the acquired brands, while other acquired intangible assets (e.g., customer relationships) are expected to have determinable useful lives. Our estimates of the useful lives of definite-lived intangible assets are primarily based upon historical experience, the competitive and macroeconomic environment, and our operating plans. The costs of definite-lived intangibles are amortized to expense over their estimated life.
We reduce the carrying amounts of indefinite-lived intangible assets, and goodwill to their fair values when the fair value of such assets is determined to be less than their carrying amounts (i.e., assets are deemed to be impaired). Fair value is typically estimated using a discounted cash flow analysis, which requires us to estimate the future cash flows anticipated to be generated by the particular asset being tested for impairment as well as to select a discount rate to measure the present value of the anticipated cash flows. When determining future cash flow estimates, we consider historical results adjusted to reflect current and anticipated operating conditions. Estimating future cash flows requires significant judgment by management in such areas as future economic conditions, industry-specific conditions, product pricing, and necessary capital expenditures. The use of different assumptions or estimates for future cash flows could produce different impairment amounts (or none at all) for long-lived assets and identifiable intangible assets.
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

If we perform a quantitative impairment test in evaluating impairment of our indefinite lived brands/trademarks, we utilize a “relief from royalty” methodology. The methodology determines the fair value of each brand through use of a discounted cash flow model that incorporates an estimated “royalty rate” we would be able to charge a third party for the use of the particular brand. When determining the future cash flow estimates, we must estimate future net sales and a fair market royalty rate for each applicable brand and an appropriate discount rate to measure the present value of the anticipated cash flows. Estimating future net sales requires significant judgment by management in such areas as future economic conditions, product pricing, and consumer trends. In determining an appropriate discount rate to apply to the estimated future cash flows, we consider the current interest rate environment and our estimated cost of capital.
In fiscal 2015, we elected to perform a quantitative impairment test for indefinite lived intangibles. During fiscal 2015, we recognized impairment charges of $43.7 million in our Private Brands segment to write-down various brands. We also recognized impairment charges of $4.8 million in our Consumer Foods segment for our Poppycock® brand and a $0.3 million impairment charge in our Commercial Foods segment for a small brand.
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
If the fair value of a reporting unit determined in the first step of the evaluation is lower than its carrying value, we proceed to the second step, which compares the carrying value of goodwill to its implied fair value. In estimating the implied fair value of goodwill for a reporting unit, we must assign the fair value of the reporting unit (as determined in the first step) to the assets and liabilities associated with the reporting unit as if the reporting unit had been acquired in a business combination (i.e., we estimate the fair value of each asset and liability held in the reporting unit). The various assets and liabilities within the reporting unit are generally not adjusted to their new, estimated fair values (unless impairments of any individual assets are indicated). The implied goodwill is equal to the residual of the estimated fair value of the reporting unit over the estimated fair values of each identifiable asset and liability within the reporting unit. Any excess of the carrying value of goodwill of the reporting unit over its implied fair value is recorded as impairment.

In the fourth quarter of fiscal 2015, in conjunction with our annual review for impairment, we performed a qualitative analysis of goodwill for the reporting units in our Consumer Foods and Commercial Foods segments. The results of the qualitative analysis did not result in further testing of impairment.
Because forecasted sales and profits for the Private Brands segment continued to fall below our expectations relative to our previous projections throughout fiscal 2015, we performed quantitative analyses of goodwill on certain of our Private Brands segment reporting units in the second, third, and fourth quarters of fiscal 2015. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans and future industry and economic conditions. We estimated the future cash flows of each reporting unit within the Private Brands segment and calculated the net present value of those estimated cash flows using a risk adjusted discount rate, in order to estimate the fair value of each reporting unit from the perspective of a market participant. We used discount rates and terminal growth rates of 8% and 3%, respectively, to calculate the present value of estimated future cash flows. We then compared the estimated fair value of each reporting unit to the respective historical carrying value (including allocated assets and liabilities of certain shared and Corporate functions), and determined that the fair value of the reporting unit was less than the carrying value for six of our reporting units within the Private Brands segment throughout fiscal 2015. With the assistance of a third-party valuation specialist, we estimated the fair value of the assets and liabilities of each of these reporting units in order to determine the implied fair value of goodwill of each reporting unit. We recognized impairment charges for the difference between the implied fair value of goodwill and the carrying value of goodwill within each reporting unit at the respective measurement dates. Accordingly, during fiscal 2015, we recorded charges totaling $1.53 billion for the impairment of goodwill in the Private Brands segment. The following reporting units within Private Brands were impacted: $328.7 million in Bars and Coordinated, $195.1 million in Cereal, $157.1 million in Pasta, $536.5 million in Snacks, $174.4 million in Retail Bakery, and $136.1 million in Condiments.
During fiscal 2014, we recorded a $602.2 million charge for the impairment of goodwill in the Private Brands segment. The following reporting units within Private Brands were impacted: $66.4 million in Bars and Coordinated, $154.6 million in Cereal, $94.2 million in Pasta, $231.6 million in Snacks, and $55.4 million in Retail Bakery.
In the case of four reporting units within the Private Brands segment: Cereal, Pasta, Snacks, and Retail Bakery, the estimated fair value of certain amortizing intangible assets (customer relationships) used in step two of our impairment analysis was substantially less than the carrying value of those assets and, as a result, the carrying value of the Cereal, Pasta, Snacks, and Retail Bakery reporting units exceeded the estimated fair values of those reporting units, even after the previously described goodwill impairment charges were recorded. We assess the recoverability of these amortizing intangibles at the segment level and expect to recover the carrying value over their remaining lives (on an undiscounted basis) and, accordingly, no impairments were required to be recognized.
During the fourth quarter of fiscal 2015, we concluded that, due to a decline in estimated future cash flows, there was an indicator of impairment for certain property, plant, and equipment within the Private Brands segment. As a result, we reviewed the long-lived assets for impairment and recorded a $13.7 million impairment charge within the Private Brands segment. The impairment was measured based upon an estimated disposal value for the related production facility.
Following the impairment charges recorded in fiscal 2015, the carrying value of goodwill in our Private Brands reporting units included $269.3 million for Cereal, $588.2 million for Pasta, $276.5 million for Snacks, and $535.5 million for Retail Bakery. All of the goodwill for the Bars and Coordinated and Condiments reporting units was impaired as of the end of fiscal 2015. If the future performance of one or more of the reporting units within the Private Brands segment falls short of our expectations or if there are significant changes in risk-adjusted discount rates due to changes in market conditions, we could be required to recognize additional, material impairment charges in future periods.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles ("U.S. GAAP"). On July 9, 2015, the FASB deferred the effective date of the new revenue recognition standard by one year. Based on the FASB’s ASU, we will apply the new revenue standard in our fiscal year 2019. Early adoption in our fiscal year 2018 is permitted. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. The standard permits the use of either the retrospective or cumulative effect transition method.

FORWARD-LOOKING STATEMENTS
This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. We undertake no responsibility for updating these statements. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These risks and uncertainties include, among other things: our ability to successfully execute an exit option for our Private Brands operations within the expected time frame or at all; our ability to realize the synergies and benefits contemplated by the Ardent Mills joint venture; risks and uncertainties associated with intangible assets, including any future goodwill or intangible assets impairment charges; the availability and prices of raw materials, including any negative effects caused by inflation or weather conditions; the effectiveness of our product pricing, including product innovation, any pricing actions and changes in promotional strategies; the ultimate outcome of litigation, including litigation related to the lead paint and pigment matters; future economic circumstances; industry conditions; the effectiveness of our hedging activities, including volatility in commodities that could impact our derivative positions and, in turn, our earnings; our ability to execute our operating and restructuring plans and achieve operating efficiencies; the success of our cost savings initiatives, innovation, and marketing investments; the competitive environment and related market conditions; the ultimate impact of any product recalls; access to capital; actions of governments and regulatory factors affecting our businesses, including the Patient Protection and Affordable Care Act; the amount and timing of repurchases of our common stock and debt, if any; the costs, disruption and diversion of management's attention associated with campaigns commenced by activist investors; and other risks described in our reports filed with the Securities and Exchange Commission. We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The principal market risks affecting us during fiscal 2015 and 2014 were exposures to price fluctuations of commodity and energy inputs, interest rates, and foreign currencies. These fluctuations impacted all reporting segments.
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

As of May 31, 2015 and May 25, 2014, the fair value of our long term debt (including current installments) was estimated at $8.3 billion and $9.5 billion, respectively, based on current market rates provided primarily by outside investment advisors. As of May 31, 2015 and May 25, 2014, a 1% increase in interest rates would decrease the fair value of our long-term debt by approximately $428.6 million and $553.9 million, respectively, while a 1% decrease in interest rates would increase the fair value of our long-term debt by approximately $479.5 million and $627.4 million, respectively.
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
Value-at-Risk (VaR)
We employ various tools to monitor our derivative risk, including value-at-risk ("VaR") models. We perform simulations using historical data to estimate potential losses in the fair value of current derivative positions. We use price and volatility information for the prior 90 days in the calculation of VaR that is used to monitor our daily risk. The purpose of this measurement is to provide a single view of the potential risk of loss associated with derivative positions at a given point in time based on recent changes in market prices. Our model uses a 95% confidence level. Accordingly, in any given one day time period, losses greater than the amounts included in the table below are expected to occur only 5% of the time. We include commodity swaps, futures, and options and foreign exchange forwards, swaps, and options in this calculation. The following table provides an overview of our average daily VaR for our energy, agriculture, foreign exchange, and other commodities for fiscal years 2015 and 2014. Other commodities below consist primarily of forward and option contracts for a commodities index which includes items such as agricultural commodities, energy commodities, and metals. The other commodities category below may also include items such as packaging and/or livestock.

	Fair Value Impact
In Millions	Average During the Fiscal Year Ended May 31, 2015	Average During the Fiscal Year Ended May 25, 2014
Processing Activities
Energy commodities	$1.2	$1.1
Agriculture commodities	2.7	1.9
Other commodities	1.4	2.5
Foreign exchange	0.1	1.3

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ConAgra Foods, Inc. and Subsidiaries
Consolidated Statements of Operations
(in millions, except per share amounts)

	For the Fiscal Years Ended May
	2015	2014	2013
Net sales	$15,832.4	$15,843.6	$13,469.3
Costs and expenses:
Cost of goods sold	12,523.9	12,331.7	10,104.4
Selling, general and administrative expenses	3,472.1	2,771.2	2,065.9
Interest expense, net	331.9	379.4	276.2
Income (loss) from continuing operations before income taxes and equity method investment earnings	(495.5)	361.3	1,022.8
Income tax expense	234.0	220.1	361.9
Equity method investment earnings	122.1	32.5	37.5
Income (loss) from continuing operations	(607.4)	173.7	698.4
Income from discontinued operations, net of tax	366.6	141.4	87.7
Net income (loss)	$(240.8)	$315.1	$786.1
Less: Net income attributable to noncontrolling interests	11.8	12.0	12.2
Net income (loss) attributable to ConAgra Foods, Inc.	$(252.6)	$303.1	$773.9
Earnings (loss) per share — basic
Income (loss) from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$(1.46)	$0.38	$1.67
Income from discontinued operations attributable to ConAgra Foods, Inc. common stockholders	0.86	0.34	0.21
Net income (loss) attributable to ConAgra Foods, Inc. common stockholders	$(0.60)	$0.72	$1.88
Earnings (loss) per share — diluted
Income (loss) from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$(1.46)	$0.37	$1.64
Income from discontinued operations attributable to ConAgra Foods, Inc. common stockholders	0.86	0.33	0.21
Net income (loss) attributable to ConAgra Foods, Inc. common stockholders	$(0.60)	$0.70	$1.85
The accompanying Notes are an integral part of the consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in millions)

	For the Fiscal Years Ended May
	2015			2014			2013
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income (loss)	$(725.6)	$484.8	$(240.8)	$617.9	$(302.8)	$315.1	$1,186.3	$(400.2)	$786.1
Other comprehensive income (loss):
Derivative adjustments:
Unrealized derivative adjustments	—	—	—	49.6	(18.3)	31.3	51.7	(19.2)	32.5
Reclassification for derivative adjustments included in net income	(0.5)	0.2	(0.3)	55.0	(20.6)	34.4	0.4	(0.1)	0.3
Unrealized gains on available-for-sale securities	0.7	(0.3)	0.4	0.2	(0.1)	0.1	0.3	(0.1)	0.2
Unrealized currency translation gains (losses)	(145.2)	—	(145.2)	(25.7)	—	(25.7)	2.1	—	2.1
Pension and post-employment benefit obligations:
Unrealized pension and post-employment benefit obligations	(94.9)	36.7	(58.2)	23.8	(8.2)	15.6	103.8	(40.0)	63.8
Reclassification for pension and post-employment benefit obligations included in net income	0.8	(0.3)	0.5	3.3	(1.2)	2.1	5.4	(2.0)	3.4
Comprehensive income (loss)	(964.7)	521.1	(443.6)	724.1	(351.2)	372.9	1,350.0	(461.6)	888.4
Comprehensive income attributable to noncontrolling interests	4.6	(0.4)	4.2	8.9	(0.9)	8.0	13.1	(1.6)	11.5
Comprehensive income (loss) attributable to ConAgra Foods, Inc.	$(969.3)	$521.5	$(447.8)	$715.2	$(350.3)	$364.9	$1,336.9	$(460.0)	$876.9
The accompanying Notes are an integral part of the consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)

	May 31, 2015	May 25, 2014
ASSETS
Current assets
Cash and cash equivalents	$183.1	$141.3
Receivables, less allowance for doubtful accounts of $4.6 and $4.0	972.9	1,058.4
Inventories	2,201.2	2,077.0
Prepaid expenses and other current assets	310.5	322.4
Current assets held for sale	—	631.7
Total current assets	3,667.7	4,230.8
Property, plant and equipment
Land and land improvements	190.5	218.4
Buildings, machinery and equipment	6,031.7	5,625.8
Furniture, fixtures, office equipment and other	898.2	902.4
Construction in progress	318.1	362.2
	7,438.5	7,108.8
Less accumulated depreciation	(3,830.4)	(3,472.8)
Property, plant and equipment, net	3,608.1	3,636.0
Goodwill	6,300.3	7,828.5
Brands, trademarks and other intangibles, net	3,030.0	3,204.9
Other assets	936.1	220.4
Noncurrent assets held for sale	—	198.9
	$17,542.2	$19,319.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable	$7.9	$141.8
Current installments of long-term debt	1,008.0	84.1
Accounts payable	1,358.3	1,349.3
Accrued payroll	218.2	154.3
Other accrued liabilities	717.8	748.1
Current liabilities held for sale	—	164.8
Total current liabilities	3,310.2	2,642.4
Senior long-term debt, excluding current installments	6,693.0	8,524.6
Subordinated debt	195.9	195.9
Other noncurrent liabilities	2,733.1	2,599.4
Noncurrent liabilities held for sale	—	2.0
Total liabilities	12,932.2	13,964.3
Commitments and contingencies (Note 17)
Common stockholders' equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 567,907,172	2,839.7	2,839.7
Additional paid-in capital	1,049.4	1,036.9
Retained earnings	4,331.1	5,010.6
Accumulated other comprehensive loss	(329.5)	(134.3)
Less treasury stock, at cost, 139,702,605 and 145,992,121 common shares	(3,364.7)	(3,494.4)
Total ConAgra Foods, Inc. common stockholders' equity	4,526.0	5,258.5
Noncontrolling interests	84.0	96.7
Total stockholders' equity	4,610.0	5,355.2
	$17,542.2	$19,319.5
The accompanying Notes are an integral part of the consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Consolidated Statements of Common Stockholders' Equity
(in millions, except share data)

	ConAgra Foods, Inc. Stockholders’ Equity
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at May 27, 2012	567.9	$2,839.7	$901.5	$4,765.1	$(299.1)	$(3,767.7)	$96.5	$4,536.0
Stock option and incentive plans			56.2	(2.2)		278.7		332.7
Currency translation adjustment					2.8		(0.7)	2.1
Issuance of treasury shares			50.1			219.1		269.2
Repurchase of common shares						(245.0)		(245.0)
Unrealized gain on securities					0.2			0.2
Derivative adjustment, net of reclassification adjustment					32.8			32.8
Activities of noncontrolling interests			(1.6)				2.8	1.2
Pension and postretirement healthcare benefits					67.2			67.2
Dividends declared on common stock; $0.99 per share				(407.3)				(407.3)
Net income attributable to ConAgra Foods, Inc.				773.9				773.9
Balance at May 26, 2013	567.9	2,839.7	1,006.2	5,129.5	(196.1)	(3,514.9)	98.6	5,363.0
Stock option and incentive plans			32.4	(0.8)		120.5		152.1
Currency translation adjustment					(21.7)		(4.0)	(25.7)
Repurchase of common shares						(100.0)		(100.0)
Unrealized gain on securities					0.1			0.1
Derivative adjustment, net of reclassification adjustment					65.7			65.7
Activities of noncontrolling interests			(1.7)				2.1	0.4
Pension and postretirement healthcare benefits					17.7			17.7
Dividends declared on common stock; $1.00 per share				(421.2)				(421.2)
Net income attributable to ConAgra Foods, Inc.				303.1				303.1
Balance at May 25, 2014	567.9	2,839.7	1,036.9	5,010.6	(134.3)	(3,494.4)	96.7	5,355.2
Stock option and incentive plans			14.2	(0.4)		179.7		193.5
Currency translation adjustment					(137.6)		(7.6)	(145.2)
Repurchase of common shares						(50.0)		(50.0)
Unrealized gain on securities					0.4			0.4
Derivative adjustment, net of reclassification adjustment					(0.3)			(0.3)
Activities of noncontrolling interests			(1.7)				(5.1)	(6.8)
Pension and postretirement healthcare benefits					(57.7)			(57.7)
Dividends declared on common stock; $1.00 per share				(426.5)				(426.5)
Net loss attributable to ConAgra Foods, Inc.				(252.6)				(252.6)
Balance at May 31, 2015	567.9	$2,839.7	$1,049.4	$4,331.1	$(329.5)	$(3,364.7)	$84.0	$4,610.0
The accompanying Notes are an integral part of the consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

	For the Fiscal Years Ended May
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$(240.8)	$315.1	$786.1
Income from discontinued operations	366.6	141.4	87.7
Income (loss) from continuing operations	(607.4)	173.7	698.4
Adjustments to reconcile income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	592.3	577.3	418.6
Asset impairment charges	1,615.3	720.0	20.2
Loss on sale of fixed assets	14.3	5.1	10.5
Earnings of affiliates less than (in excess of) distributions	(30.8)	13.6	(11.7)
Share-based payments expense	68.3	59.5	67.0
Contributions to pension plans	(13.5)	(18.3)	(19.8)
Pension expense	(6.0)	(5.9)	23.5
Other items	11.7	(36.3)	(9.2)
Change in operating assets and liabilities excluding effects of business acquisitions and dispositions:
Receivables	93.8	48.8	(52.2)
Inventories	(119.8)	12.5	56.1
Deferred income taxes and income taxes payable, net	(102.0)	50.5	126.4
Prepaid expenses and other current assets	(9.3)	1.5	(13.3)
Accounts payable	(15.9)	25.4	18.3
Accrued payroll	70.5	(126.0)	104.2
Other accrued liabilities	(87.8)	(46.8)	(66.7)
Net cash flows from operating activities - continuing operations	1,473.7	1,454.6	1,370.3
Net cash flows from operating activities - discontinued operations	6.9	114.0	41.9
Net cash flows from operating activities	1,480.6	1,568.6	1,412.2
Cash flows from investing activities:
Additions to property, plant and equipment	(471.9)	(592.3)	(422.6)
Sale of property, plant and equipment	20.6	42.5	18.0
Purchase of businesses, net of cash acquired	(95.7)	(39.9)	(5,018.8)
Purchase of intangible assets	—	—	(4.8)
Return of investment in equity method investee	391.4	—	—
Investment in equity method investee	—	—	(1.5)
Net cash flows from investing activities - continuing operations	(155.6)	(589.7)	(5,429.7)
Net cash flows from investing activities - discontinued operations	114.0	58.2	(36.1)
Net cash flows from investing activities	(41.6)	(531.5)	(5,465.8)
Cash flows from financing activities:
Net short-term borrowings	(150.0)	(43.2)	145.0
Issuance of long-term debt	550.0	—	6,217.7
Debt issuance costs	(2.3)	—	(56.6)
Repayment of long-term debt	(1,495.2)	(569.2)	(2,074.0)
Issuance of ConAgra Foods, Inc. common shares	—	—	269.2
Repurchase of ConAgra Foods, Inc. common shares	(50.0)	(100.0)	(245.0)
Cash dividends paid	(425.2)	(420.9)	(400.7)
Exercise of stock options and issuance of other stock awards	153.8	103.7	274.4
Other items	(11.3)	(4.5)	3.0
Net cash flows from financing activities - continuing operations	(1,430.2)	(1,034.1)	4,133.0
Net cash flows from financing activities - discontinued operations	—	—	—
Net cash flows from financing activities	(1,430.2)	(1,034.1)	4,133.0
Effect of exchange rate changes on cash and cash equivalents	(8.8)	(3.8)	1.5
Net change in cash and cash equivalents	—	(0.8)	80.9
Add: Cash balance included in assets held for sale at beginning of period	41.8	33.0	17.1
Less: Cash balance included in assets held for sale at end of period	—	41.8	33.0
Cash and cash equivalents at beginning of year	141.3	150.9	85.9
Cash and cash equivalents at end of year	$183.1	$141.3	$150.9
The accompanying Notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements
Fiscal Years Ended May 31, 2015, May 25, 2014, and May 26, 2013
(columnar dollars in millions, except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Fiscal Year — The fiscal year of ConAgra Foods, Inc. (“ConAgra Foods”, “Company”, “we”, “us”, or “our”) ends the last Sunday in May. The fiscal years for the consolidated financial statements presented consist of a 53-week period for fiscal year 2015 and 52-week periods for fiscal years 2014 and 2013.
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
Inventories — We use the lower of cost (determined using the first-in, first-out method) or market for valuing inventories.
Property, Plant and Equipment — Property, plant and equipment are carried at cost. Depreciation has been calculated using the straight-line method over the estimated useful lives of the respective classes of assets as follows:

Land improvements	1 - 40 years
Buildings	15 - 40 years
Machinery and equipment	3 - 20 years
Furniture, fixtures, office equipment and other	5 - 15 years
We review property, plant and equipment for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Recoverability of an asset considered “held-and-used” is determined by comparing the carrying amount of the asset to the undiscounted net cash flows expected to be generated from the use of the asset. If the carrying amount is greater than the undiscounted net cash flows expected to be generated by the asset, the asset’s carrying amount is reduced to its estimated fair value. An asset considered “held-for-sale” is reported at the lower of the asset’s carrying amount or fair value. During the fourth quarter of fiscal 2015, we concluded that, due to a decline in estimated future cash flows, there was in indicator of impairment for certain property, plant, and equipment within the Private Brands reporting segment. As a result, we reviewed the long-lived assets for impairment and recorded a $13.7 million

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 31, 2015, May 25, 2014, and May 26, 2013
(columnar dollars in millions except per share amounts)

impairment charge within the Private Brands reporting segment. The impairment was measured based upon an estimated disposal value for the related production facility.
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
Under the goodwill two-step quantitative impairment test, the evaluation of impairment involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. The first step of the test compares the carrying value of a reporting unit, including goodwill, with its fair value. We estimate the fair value using level 3 inputs as defined by the fair value hierarchy. Refer to Note 20 for the definition of the levels in the fair value hierarchy. The inputs used to calculate the fair value include a number of subjective factors, such as estimates of future cash flows, estimates of our future cost structure, discount rates for our estimated cash flows, required level of working capital, assumed terminal value, and time horizon of cash flow forecasts. If the carrying value of a reporting unit exceeds its fair value, we complete the second step of the test to determine the amount of goodwill impairment loss, if any, to be recognized. In the second step, we estimate an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill (including any unrecognized intangible assets). The impairment loss is equal to the excess of the carrying value of the goodwill over the implied fair value of that goodwill.
In the fourth quarter of fiscal 2015, in conjunction with our annual review for impairment, we performed a qualitative analysis of goodwill for the reporting units in our Consumer Foods and Commercial Foods segments. The results of the qualitative analysis did not result in further testing of impairment.
Because sales and profits for Private Brands continued to fall below our expectations throughout fiscal 2015 and following preparation of plans for the business for fiscal 2016, we performed quantitative analyses of goodwill on certain of our Private Brands segment reporting units in the second, third, and fourth quarters of fiscal 2015. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, industry and economic conditions. Refer to Note 9 for the details of the impairment charges in fiscal 2015.
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
In fiscal 2015, we elected to perform a quantitative impairment test for other intangible assets not subject to amortization. The estimates of fair value of intangible assets not subject to amortization are determined using a “relief from royalty”

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 31, 2015, May 25, 2014, and May 26, 2013
(columnar dollars in millions except per share amounts)

methodology, which is used in estimating the fair value of our brands/trademarks. Discount rate assumptions are based on an assessment of the risk inherent in the projected future cash flows generated by the respective intangible assets. Also subject to judgment are assumptions about royalty rates. Refer to Note 9 for the details of the impairment charges in fiscal 2015.
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
Environmental Liabilities — Environmental liabilities are accrued when it is probable that obligations have been incurred and the associated amounts can be reasonably estimated. We use third-party specialists to assist management in appropriately measuring the obligations associated with environmental liabilities. Such liabilities are adjusted as new information develops or circumstances change. We do not discount our environmental liabilities as the timing of the anticipated cash payments is not fixed or readily determinable. Management’s estimate of our potential liability is independent of any potential recovery of insurance proceeds or indemnification arrangements. We do not reduce our environmental liabilities for potential insurance recoveries. In fiscal 2013, we made an adjustment to the reserve of $4.5 million to increase our estimate based on expected payments.
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
We recognize changes in the fair value of pension plan assets and net actuarial gains or losses in excess of 10% of the greater of the market-related value of plan assets or the plan’s projected benefit obligation (“the corridor”) in current period expense annually as of our measurement date, which is our fiscal year-end, or when measurement is required otherwise under generally accepted accounting principles. In October 2014, The Society of Actuaries' Retirement Plan Experience Committee published new mortality tables and recommended their use for the measurement of U.S. pension plan obligations. With the assistance of our third-party actuary, in measuring our pension obligations as of May 31, 2015, we incorporated revised assumptions that generally reflect the mortality improvement inherent in these new tables, as adjusted for experience specific to our industry.
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
Marketing Costs — We promote our products with advertising, consumer incentives, and trade promotions. Such programs include, but are not limited to, discounts, coupons, rebates, and volume-based incentives. Advertising costs are expensed as incurred. Consumer incentives and trade promotion activities are recorded as a reduction of revenue or as a component of cost of goods sold based on amounts estimated as being due to customers and consumers at the end of the period, based principally on historical utilization and redemption rates. Advertising and promotion expenses totaled $344.2 million, $414.0 million, and $463.4 million in fiscal 2015, 2014, and 2013, respectively, and are included in selling, general and administrative expenses.
Research and Development — We incurred expenses of $90.4 million, $101.8 million, and $91.1 million for research and development activities in fiscal 2015, 2014, and 2013, respectively.
Comprehensive Income — Comprehensive income includes net income, currency translation adjustments, certain derivative-related activity, changes in the value of available-for-sale investments, and changes in prior service cost and net actuarial gains (losses) from pension (for amounts not in excess of the 10% “corridor”) and postretirement health care plans.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 31, 2015, May 25, 2014, and May 26, 2013
(columnar dollars in millions except per share amounts)

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
The following table details the accumulated balances for each component of other comprehensive income (loss), net of tax (except for currency translation adjustments):

	2015	2014	2013
Unrealized currency translation gains (losses)	$(113.9)	$23.7	$45.4
Derivative adjustments, net of reclassification adjustments	0.9	1.2	(64.5)
Unrealized losses on available-for-sale securities	(0.7)	(1.1)	(1.2)
Pension and post-employment benefit obligations, net of reclassification adjustments	(215.8)	(158.1)	(175.8)
Accumulated other comprehensive loss	$(329.5)	$(134.3)	$(196.1)
The following table summarizes the reclassifications from accumulated other comprehensive loss into income (loss):

	Fifty-three weeks ended	Fifty-two weeks ended	Affected Line Item in the Consolidated Statement of Operations[1]
	2015	2014
Net derivative adjustment, net of tax:
Cash flow hedges	$(0.5)	$0.1	Interest expense, net
Cash flow hedges[2]	—	54.9	Selling, general and administrative expenses
	(0.5)	55.0	Total before tax
	0.2	(20.6)	Income tax expense (benefit)
	$(0.3)	$34.4	Net of tax
Amortization of pension and postretirement healthcare liabilities:
Net prior service benefit	$(4.2)	$(3.4)	Selling, general and administrative expenses
Net actuarial loss	3.5	6.7	Selling, general and administrative expenses
Curtailment	1.5	—	Cost of goods sold
	0.8	3.3	Total before tax
	(0.3)	(1.2)	Income tax benefit
	$0.5	$2.1	Net of tax
1 Amounts in parentheses indicate income recognized in the Consolidated Statements of Operations.
2 Prior year amount includes $41.8 million less deferred tax benefit of $15.6 million previously reported in accumulated other comprehensive loss.
Foreign Currency Transaction Gains and Losses — We recognized net foreign currency transaction losses from continuing operations of $12.8 million, $13.5 million, and $0.1 million in fiscal 2015, 2014, and 2013, respectively, in selling, general and administrative expenses.
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
Reclassifications and other changes — Certain prior year amounts have been reclassified to conform with current year presentation. In addition, the prior year Consolidated Statement of Cash Flows reflects a correction to the year ended May 25, 2014 for non-cash additions to property, plant and equipment resulting in an increase to operating cash flows and an

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 31, 2015, May 25, 2014, and May 26, 2013
(columnar dollars in millions except per share amounts)

increase in cash used in investing cash flows by $17.4 million, of which $3.1 million is related to discontinued operations. Also, the prior year Consolidated Statement of Operations reflects a correction to fiscal 2014 to properly classify accelerated depreciation related to restructure activities, resulting in an increase in cost of goods sold and a decrease in selling, general and administrative expenses of $17.5 million.
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
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which states that entities should present the debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The effective date for the revised standard is for fiscal years beginning after December 15, 2016. Early adoption was permitted. We adopted this standard for the fiscal year ended May 31, 2015. As a result, we have retrospectively adjusted Other assets and Senior long-term debt by $46.9 million for the year ended May 25, 2014.
Recently Issued Accounting Standards — In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP. On July 9, 2015, the FASB deferred the effective date of the new revenue recognition standard by one year. Based on the FASB’s ASU, we will apply the new revenue standard in our fiscal year 2019. Early adoption in our fiscal year 2018 is permitted. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. The standard permits the use of either the retrospective or cumulative effect transition method.

2. ACQUISITIONS
In May 2015, we acquired Blake's All Natural Foods, a family-owned company specializing in all natural and organic frozen meals, including pot pies, casseroles, pasta dishes, and other entrees, for $20.7 million in cash net of cash acquired. Approximately $20.0 million of the purchase price has been classified as goodwill pending determination of the final purchase price allocation. The goodwill is deductible for income tax purposes. This business is included in the Consumer Foods segment.
In July 2014, we acquired TaiMei Potato Industry Limited, a potato processor in China, for $92.2 million, consisting of $74.9 million in cash net of cash acquired, plus assumed liabilities. The purchase included property and equipment associated with making frozen potato products. Approximately $23.8 million of the purchase price has been classified as goodwill pending determination of the final purchase price allocation. Approximately $3.3 million of the purchase price has been allocated to

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 31, 2015, May 25, 2014, and May 26, 2013
(columnar dollars in millions except per share amounts)

other intangible assets. The amount allocated to goodwill is not deductible for income tax purposes. This business is included in the Commercial Foods segment.
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
As a result of the Ralcorp acquisition, we recognized a total of $4.38 billion of goodwill and $2.17 billion of brands, trademarks and other intangibles. Amortizable brands, trademarks and other intangibles totaled $2.03 billion. Indefinite lived brands, trademarks and other intangibles totaled $134.1 million. Of the total goodwill, $397.0 million is deductible for tax purposes. The allocation of goodwill to Private Brands, Consumer Foods, and Commercial Foods was $3.52 billion, $512.0 million, and $350.6 million, respectively. See Note 9 for disclosure of subsequent impairment of related goodwill and indefinite lived brands.
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
The following unaudited pro forma financial information presents the combined results of operations as if the acquisitions of Ralcorp and the P.F. Chang's and Bertolli brands' frozen meals business (collectively, the acquirees) had occurred at the beginning of the year acquired, fiscal 2013. The acquirees' pre-acquisition results have been added to ConAgra Foods' historical results. The pro forma results contained in the table below include adjustments for amortization of acquired intangibles and depreciation expense, as well as related income taxes.
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
These pro forma results may not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations. Pro forma results are not presented to reflect the impact of the acquisitions of Tai Mei Potato Industries, Ltd., and Blake’s All Natural Foods in fiscal 2015, as the pro forma impacts are not material.

For the Fiscal Year Ended May 2013
Pro forma net sales	$16,334.9
Pro forma net income from continuing operations	757.5
Pro forma net income from continuing operations per share—basic	1.84
Pro forma net income from continuing operations per share—diluted	1.81

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 31, 2015, May 25, 2014, and May 26, 2013
(columnar dollars in millions except per share amounts)

3. RESTRUCTURING ACTIVITIES
Supply Chain and Administrative Efficiency Plan
We previously announced a plan for the integration and restructuring of the operations of Ralcorp, optimization of the entire Company's supply chain network, manufacturing assets, and dry distribution and mixing centers, and improvement of selling, general and administrative effectiveness and efficiencies, which we refer to as the Supply Chain and Administrative Efficiency Plan (the "SCAE Plan"). Although we announced on June 30, 2015 our intent to exit the Private Brands business, a divestiture of our Private Brands operations may not occur in a timely manner or at all. We will continue to implement portions of the SCAE Plan, including work related to optimizing our supply chain network and pursue cost reductions through our selling, general and administrative functions and productivity improvements.
Although we remain unable to make good faith estimates relating to the entire SCAE Plan, we are reporting on actions initiated through the end of fiscal 2015, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have resulted or will result in cash outflows. As of May 31, 2015, our Board of Directors has approved the incurrence of up to $394.0 million of expenses in connection with the SCAE Plan. We have incurred or expect to incur approximately $267.3 million of charges, which includes $177.3 million of cash charges and $90.0 million of non-cash charges.
We anticipate that we will recognize the following pre-tax expenses associated with the SCAE Plan (amounts include charges recognized in fiscal 2015, 2014, and 2013):

	Consumer Foods	Corporate	Commercial Foods	Private Brands	Total
Multi-employer pension costs	$1.5	$11.4	$—	$—	$12.9
Accelerated depreciation	31.2	—	—	26.0	57.2
Other cost of goods sold	6.3	—	—	4.1	10.4
Total cost of goods sold	39.0	11.4	—	30.1	80.5
Severance and related costs	25.3	45.2	8.0	13.3	91.8
Accelerated depreciation	—	2.9	—	—	2.9
Fixed asset impairment / Loss on disposal	2.6	0.4	—	21.1	24.1
Other selling, general and administrative expenses	17.9	33.8	—	16.3	68.0
Total selling, general and administrative expenses	45.8	82.3	8.0	50.7	186.8
Consolidated total	$84.8	$93.7	$8.0	$80.8	$267.3
During fiscal 2015, we recognized the following pre-tax expenses for the SCAE Plan:

	Consumer Foods	Corporate	Commercial Foods	Private Brands	Total
Multi-employer pension costs	$1.5	$0.2	$—	$—	$1.7
Accelerated depreciation	19.1	—	—	7.4	26.5
Other cost of goods sold	1.2	—	—	2.8	4.0
Total cost of goods sold	21.8	0.2	—	10.2	32.2
Severance and related costs	8.3	1.5	3.2	2.0	15.0
Accelerated depreciation	—	1.8	—	—	1.8
Fixed asset impairment / Loss on disposal	0.6	0.4	—	17.2	18.2
Other selling, general and administrative expenses	4.4	6.9	—	6.7	18.0
Total selling, general and administrative expenses	13.3	10.6	3.2	25.9	53.0
Consolidated total	$35.1	$10.8	$3.2	$36.1	$85.2
Included in the above results are $38.4 million of charges that have resulted or will result in cash outflows and $46.8 million in non-cash charges.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 31, 2015, May 25, 2014, and May 26, 2013
(columnar dollars in millions except per share amounts)

We recognized the following cumulative (plan inception to May 31, 2015) pre-tax expenses related to the SCAE Plan in our Consolidated Statement of Operations:

	Consumer Foods	Corporate	Commercial Foods	Private Brands	Total
Multi-employer pension costs	$1.5	$11.4	$—	$—	$12.9
Accelerated depreciation	21.5	—	—	22.5	44.0
Other cost of goods sold	2.0	—	—	3.4	5.4
Total cost of goods sold	25.0	11.4	—	25.9	62.3
Severance and related costs	21.0	44.1	8.0	10.9	84.0
Accelerated depreciation	—	2.4	—	—	2.4
Fixed asset impairment / Loss on disposal	0.9	0.4	—	21.1	22.4
Other selling, general and administrative expenses	4.4	10.1	—	11.7	26.2
Total selling, general and administrative expenses	26.3	57.0	8.0	43.7	135.0
Consolidated total	$51.3	$68.4	$8.0	$69.6	$197.3
Included in the above results are $127.2 million of charges that have resulted or will result in cash outflows and $70.1 million in non-cash charges.
Liabilities recorded for the SCAE Plan and changes therein for fiscal 2015 were as follows:

	Balance at May 25, 2014	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Changes in Estimates	Balance at May 31, 2015
Multi-employer pension costs	$11.2	$1.5	$(1.5)	$0.2	$11.4
Severance and related costs	46.9	19.1	(45.5)	(4.1)	16.4
Other costs	6.0	24.6	(18.2)	(2.9)	9.5
Total	$64.1	$45.2	$(65.2)	$(6.8)	$37.3
Related to our correction for reclassification of accelerated depreciation in fiscal 2015, we increased cost of goods sold and decreased selling, general and administrative expenses by $8.0 million, $8.5 million, and $3.9 million for the first quarter ended August 24, 2014, second quarter ended November 23, 2014, and third quarter ended February 22, 2015, respectively.
Acquisition-related Restructuring Costs
During fiscal 2012, we started incurring costs in connection with actions taken to attain synergies when integrating businesses acquired prior to the third quarter of fiscal 2013. These costs, collectively referred to as "acquisition-related restructuring costs", include severance and other costs associated with consolidating facilities and administrative functions. In connection with the acquisition-related restructuring costs, we have incurred charges of $23.7 million, $15.8 million of which are charges that have resulted or will result in cash outflows and $7.9 million of which are non-cash charges. At the end of fiscal 2014, the acquisition-related restructuring costs were substantially complete.
During fiscal 2015 and 2014, we recognized $0.3 million and $9.4 million, respectively, of pre-tax expenses for acquisition-related restructuring costs, primarily representing impairment of equipment, all within our Consumer Foods segment.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 31, 2015, May 25, 2014, and May 26, 2013
(columnar dollars in millions except per share amounts)

We recognized the following cumulative (plan inception to May 31, 2015) pre-tax acquisition-related exit costs in our Consolidated Statement of Operations:

	Consumer Foods	Corporate	Total
Severance and related costs	$9.0	$—	$9.0
Asset impairment	5.4	2.5	7.9
Other, net	6.8	—	6.8
Total selling, general and administrative expenses	21.2	2.5	23.7
Consolidated total	$21.2	$2.5	$23.7
Other Restructuring Plans
In August 2011, we made a decision to reorganize our Consumer Foods segment sales function and certain other administrative functions within our Commercial Foods segment and general corporate expenses. These actions, collectively referred to as the "Administrative Efficiency Plan", were intended to improve the efficiency and effectiveness of the affected sales and administrative functions. At the end of fiscal 2013, the Administrative Efficiency Plan was substantially complete.
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
At the time of its acquisition, Ralcorp had certain initiatives underway designed to optimize its manufacturing and distribution networks. We refer to these actions and the related costs as "Ralcorp Pre-acquisition Restructuring Plans". These plans consisted of projects that involved, among other things, the exit of certain manufacturing facilities. At the end of fiscal 2014, the Pre-acquisition Restructuring Plans costs were substantially complete.
In connection with the aforementioned plans, we recognized charges of $2.4 million and $7.6 million in fiscal 2014 and 2013, respectively.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 31, 2015, May 25, 2014, and May 26, 2013
(columnar dollars in millions except per share amounts)

4. LONG-TERM DEBT

	May 31, 2015	May 25, 2014
4.65% senior debt due January 2043	$737.0	$937.0
6.625% senior debt due August 2039 (including Ralcorp senior notes)	450.0	450.0
8.25% senior debt due September 2030	300.0	300.0
7.0% senior debt due October 2028	382.2	382.2
6.7% senior debt due August 2027	9.2	9.2
7.125% senior debt due October 2026	372.4	372.4
3.2% senior debt due January 2023	1,000.0	1,225.0
3.25% senior debt due September 2022	250.0	250.0
9.75% subordinated debt due March 2021	195.9	195.9
4.95% senior debt due August 2020 (including Ralcorp senior notes)	300.0	300.0
7.0% senior debt due April 2019	475.0	500.0
2.1% senior debt due March 2018	225.0	250.0
1.9% senior debt due January 2018	1,000.0	1,000.0
LIBOR plus 1.75% term loans due January 2018	—	900.0
5.819% senior debt due June 2017	475.0	500.0
LIBOR plus 0.37% term loans due July 2016	550.0	—
1.3% senior debt due January 2016	750.0	750.0
1.35% senior debt due September 2015	250.0	250.0
2.00% to 9.59% lease financing obligations due on various dates through 2040	68.7	78.7
Other indebtedness	10.9	86.4
Total face value of debt	7,801.3	8,736.8
Unamortized fair value adjustment of senior debt in connection with Ralcorp	146.7	154.5
Unamortized discounts/premiums	(32.8)	(46.5)
Unamortized debt issuance costs	(30.1)	(46.9)
Adjustment due to hedging activity	11.8	6.7
Less current installments	(1,008.0)	(84.1)
Total long-term debt	$6,888.9	$8,720.5
The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years following May 31, 2015, are as follows:

2016	$1,009.0
2017	568.4
2018	1,706.3
2019	479.7
2020	4.0

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 31, 2015, May 25, 2014, and May 26, 2013
(columnar dollars in millions except per share amounts)

During fiscal 2015, we repurchased $225.0 million aggregate principal amount of senior notes due in 2023, $200.0 million aggregate principal amount of senior notes due 2043, $25.0 million aggregate principal amount of senior notes due 2019, $25.0 million aggregate principal amount of senior notes due 2018, and $25.0 million aggregate principal amount of senior notes due 2017, in each case prior to maturity in a tender offer, resulting in a net loss of $16.3 million as a cost of early retirement of debt, including a $9.5 million tender premium.
During fiscal 2015, we issued $550.0 million aggregate principal amount of floating rate notes due July 21, 2016. The notes bear interest at a rate equal to three-month LIBOR plus 0.37% per annum.
During fiscal 2014, we repaid the entire principal balance of $500.0 million of our 5.875% senior notes, which were due April 15, 2014.
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
Our senior unsecured notes in an aggregate principal amount of $3.975 billion were issued in four tranches: 1.3% senior notes due January 25, 2016 in an aggregate principal amount of $750.0 million; 1.9% senior notes due January 25, 2018 in an aggregate principal amount of $1.0 billion; 3.2% senior notes due January 25, 2023 in an aggregate principal amount of $1.225 billion; and 4.65% senior notes due January 25, 2043 in an aggregate principal amount of $1.0 billion. During fiscal 2014, we repaid $63.0 million of the 4.65% senior notes due in 2043 prior to maturity, resulting in a net gain of $3.7 million.
Our senior unsecured notes in an aggregate principal amount of $716.0 million were issued in exchange for senior notes issued by Ralcorp pursuant to our offer to exchange (i) any and all 4.95% senior notes due August 15, 2020 issued by Ralcorp for up to an aggregate principal amount of $300.0 million of new 4.95% senior notes due August 15, 2020 issued by the Company and cash and (ii) any and all 6.625% senior notes due August 15, 2039 issued by Ralcorp for up to an aggregate principal amount of $450.0 million of new 6.625% senior notes due August 15, 2039 issued by the Company and cash. Our senior unsecured notes in an aggregate principal amount of $716.0 million consist of the following:

4.95% senior notes due August 2020 (2.92% effective interest rate)	$282.7
6.625% senior notes due August 2039 (4.86% effective interest rate)	433.3
Senior notes issued by Ralcorp in an aggregate principal amount of $33.9 million were not exchanged and remain outstanding, consisting of 4.95% senior notes issued by Ralcorp due August 15, 2020 in an aggregate principal amount of $17.2 million (with an effective interest rate of 2.83%) and 6.625% senior notes issued by Ralcorp due August 15, 2039 in an aggregate principal amount of $16.7 million (with an effective interest rate of 4.82%) (collectively, the "Ralcorp Notes"). The Ralcorp Notes are included in our Consolidated Balance Sheets at May 31, 2015.
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
During fiscal 2013, we borrowed $1.5 billion under our unsecured Term Loan Facility with a syndicate of banks. We elected to base the interest rate of the borrowings on LIBOR plus 1.75%. We were required to repay borrowings under the Term Loan Facility during the term of the facility in equal quarterly installments of 2.5% per quarter commencing on June 1, 2013, with the remainder of the borrowings to be paid on the maturity date of the facility, unless prepaid prior to such date in

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 31, 2015, May 25, 2014, and May 26, 2013
(columnar dollars in millions except per share amounts)

accordance with the terms of the Term Loan Facility. During fiscal 2013, we prepaid $600.0 million of the $1.5 billion borrowings and recognized a charge of $6.2 million as a cost of early retirement of debt. During fiscal 2015, we repaid the remaining borrowings of $900.0 million, prior to maturity, resulting in a loss of $8.3 million as a cost of early retirement of debt. The Term Loan Facility was terminated after repayment.
In connection with the aforementioned financing for the Ralcorp acquisition, we capitalized $52.1 million of debt issuance costs and recognized expense of $27.3 million in related fees during fiscal 2013.
Net interest expense consists of:

	2015	2014	2013
Long-term debt	$336.9	$393.8	$284.0
Short-term debt	2.8	1.5	0.6
Interest income	(1.2)	(2.3)	(2.9)
Interest capitalized	(6.6)	(13.6)	(5.5)
	$331.9	$379.4	$276.2
Interest paid from continuing operations was $337.7 million, $395.6 million, and $215.4 million in fiscal 2015, 2014, and 2013, respectively.
Our net interest expense in fiscal 2015 and 2014 was reduced by $7.1 million and $4.1 million, respectively, due to the impact of the interest rate swap contracts designated as fair value hedges entered into in the third quarter of fiscal 2014. The interest rate swaps effectively converted the interest on our senior long-term debt instruments maturing in fiscal 2019 and 2020 from fixed rate to floating rate (see Note 18). These interest rate swap contracts were terminated during the third quarter of fiscal 2015. The cumulative adjustments to the fair value of the debt instruments that were hedged (the effective portion of the hedges), totaling $12.6 million, will be amortized as a reduction of interest expense over the remaining lives of the debt instruments (through fiscal 2020). Our net interest expense was reduced by $0.8 million for fiscal 2015 as a result of this amortization.
We entered into interest rate swaps during fiscal 2010 that effectively changed our interest rate on the senior long-term debt instrument that matured in fiscal 2014 from fixed to variable. During the second quarter of fiscal 2011, we terminated these interest rate swap contracts and received proceeds of $28.2 million. The cumulative adjustment to the fair value of the debt instrument that was hedged (the effective portion of the hedge) was amortized as a reduction of interest expense over the remaining life of the debt instrument (through fiscal 2014). Net interest expense for fiscal 2014 and 2013 was reduced by $8.6 million and $9.2 million, respectively, due to the impact of the interest rate swap contracts.
As a result of our acquisition of Ralcorp, the senior unsecured notes issued in exchange for senior notes issued by Ralcorp of $716.0 million and the senior notes issued by Ralcorp that remain outstanding of $33.9 million were recorded at fair value. The combined fair value adjustment on these notes was $163.8 million and is being amortized within interest expense over the life of the respective notes. Our net interest expense in fiscal 2015, 2014, and 2013 was reduced by $7.8 million, $7.1 million, and $2.2 million, respectively, as a result of this amortization.

5. CREDIT FACILITIES AND BORROWINGS
At May 31, 2015, we had a $1.50 billion multi-year revolving credit facility with a syndicate of financial institutions that matures in September 2018. The multi-year facility has historically been used principally as a back-up facility for our commercial paper program. As of May 31, 2015, there were no outstanding borrowings under the credit facility. Borrowings under the multi-year facility, based on our fiscal year-end credit rating, bear interest at 1.25% over LIBOR and may be prepaid without penalty. The multi-year revolving credit facility requires us to repay borrowings if our consolidated funded debt exceeds 65% of our consolidated capital base, or if our fixed charges coverage ratio is less than 1.75 to 1.0 on a four-quarter rolling basis. In the fourth quarter of fiscal 2015, the Company entered into an amendment to exclude certain goodwill and other intangible asset impairments from the calculation of the fixed charge coverage ratio. As of May 31, 2015, we were in compliance with all financial covenants in the facility.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 31, 2015, May 25, 2014, and May 26, 2013
(columnar dollars in millions except per share amounts)

We finance our short-term liquidity needs with bank borrowings, commercial paper borrowings, and bankers’ acceptances. As of May 31, 2015, there were no outstanding borrowings under our commercial paper program. As of May 25, 2014, we had $137.0 million outstanding under our commercial paper program at an average weighted interest rate of 0.4%.

6. DISCONTINUED OPERATIONS
ConAgra Mills Operations
On May 29, 2014, the Company, Cargill, Incorporated ("Cargill"), and CHS, Inc. ("CHS") completed the formation of Ardent Mills. In connection with the formation, we contributed all of the assets of ConAgra Mills, our milling operations. For further details about the joint venture, see Note 7. We reflected the results of the ConAgra Mills operations as discontinued operations for all periods presented. The assets and liabilities of the discontinued business have been reclassified as assets and liabilities held for sale within our Consolidated Balance Sheets for the period presented prior to divestiture. Our equity in the earnings of Ardent Mills is reflected in our continuing operations
Medallion Foods
In fiscal 2014, we completed the sale of a small snack business, Medallion Foods, for $32.0 million in cash. The business results were previously reflected in the Private Brands segment. We reflected the results of these operations as discontinued operations for all periods presented. The assets and liabilities of the discontinued business have been reclassified as assets and liabilities held for sale within our Consolidated Balance Sheets for the period presented prior to divestiture. We recognized a pre-tax loss of $5.8 million ($3.5 million after-tax) on the sale of this business in fiscal 2014. In fiscal 2014, we recognized an impairment charge related to allocated amounts of goodwill and intangible assets, totaling $25.4 million ($15.2 million after-tax), in anticipation of this divestiture.
Lightlife® Operations
In fiscal 2014, we completed the sale of the assets of the Lightlife® business for $54.7 million in cash. This business produced and sold vegetarian-based burgers, hot dogs, and other meatless frozen and refrigerated items. The results of this business were previously reflected in the Consumer Foods segment. We reflected the results of these operations as discontinued operations for all periods presented. We recognized a pre-tax gain of $32.1 million ($19.8 million after-tax) on the sale of this business in fiscal 2014. The assets of the discontinued Lightlife business have been reclassified as assets held for sale within our Consolidated Balance Sheets for the period presented prior to divestiture.
The results of the aforementioned businesses which have been divested are included within discontinued operations. The summary comparative financial results of discontinued operations were as follows:

	2015	2014	2013
Net sales	$16.2	$1,929.3	$2,014.9
Net gain on sale of businesses	$627.3	$116.6	$—
Long-lived asset impairment charge	—	(25.4)	—
Income (loss) from operations of discontinued operations before income taxes	(9.9)	132.6	126.0
Income before income taxes	617.4	223.8	126.0
Income tax expense	250.8	82.7	38.3
Equity method investment earnings	—	0.3	—
Income from discontinued operations, net of tax	$366.6	$141.4	$87.7
Other Assets Held for Sale
During fiscal 2014, we began actively marketing for sale an onion processing facility and farmland previously acquired from an onion products supplier. During fiscal 2014, we sold the farmland for proceeds of $15.1 million. We recognized a pre-tax gain of $5.1 million ($3.2 million after-tax) on the sale of this land in fiscal 2014. During the third quarter of fiscal 2015, we sold the processing facility for cash proceeds of $11.0 million, resulting in an immaterial gain. The processing facility assets have been reclassified as assets held for sale within our Consolidated Balance Sheet for the period presented prior to sale. These assets were held within our Commercial Foods segment.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 31, 2015, May 25, 2014, and May 26, 2013
(columnar dollars in millions except per share amounts)

The assets and liabilities classified as held for sale reflected in our Consolidated Balance Sheets were as follows:

May 25, 2014
Cash and cash equivalents	$41.8
Receivables, less allowance for doubtful accounts of $1.2	172.4
Receivable on sale of flour milling assets	162.4
Inventories	215.6
Prepaids and other current assets	39.5
Current assets held for sale	$631.7
Property, plant and equipment, net	$186.8
Goodwill	8.0
Brands, trademarks and other intangibles, net	0.9
Other assets	3.2
Noncurrent assets held for sale	$198.9
Current installments of long-term debt	$0.1
Accounts payable	143.1
Accrued payroll	2.3
Other accrued liabilities	19.3
Current liabilities held for sale	$164.8
Senior long-term debt, excluding current installments	$0.1
Other noncurrent liabilities	1.9
Noncurrent liabilities held for sale	$2.0

7. INVESTMENTS IN JOINT VENTURES
On May 29, 2014, the Company, Cargill, and CHS, completed the formation of Ardent Mills. In connection with the formation, we contributed all of the assets of ConAgra Mills, our milling operations, including $49.0 million of cash, to Ardent Mills, we received a 44% ownership interest in Ardent Mills, and Ardent Mills distributed $391.4 million in cash to us as a return of capital. The contribution of the assets of ConAgra Mills in exchange for a non-controlling interest in the newly formed joint venture is required to be accounted for at fair value, and accordingly, we recognized a gain of $625.6 million ($379.6 million after-tax) in fiscal 2015 in income from discontinued operations, to reflect the excess of the fair value of our interest over its carrying value at the time of the transfer. As part of the formation of Ardent Mills, in the fourth quarter of fiscal 2014, pursuant to an agreement with the U.S. Department of Justice, we sold three flour milling facilities to Miller Milling Company LLC for $163.0 million. We received the cash proceeds from the sale of these flour milling facilities in the first quarter of fiscal 2015. In the first quarter of fiscal 2015, we used the net cash proceeds from the Ardent Mills transaction to repay debt. The business results were previously reflected in the Commercial Foods segment. The operating results of our legacy milling business, including the disposition of three mills aforementioned, are included as discontinued operations within our Consolidated Statement of Operations. The related assets and liabilities have been reclassified as assets and liabilities held for sale within our Consolidated Balance Sheet for the period presented prior to divestiture.
We recognized the 44% ownership interest in Ardent Mills at fair value, as of the date of the formation of the joint venture. We now recognize our proportionate share of the earnings of Ardent Mills under the equity method of accounting within results of continuing operations. Due to differences in fiscal reporting periods, we recognized the equity method earnings on a lag of approximately one month; and as a result, we recognizd only 11 months of earnings from Ardent Mills in fiscal 2015.
We also have potato joint ventures in our Commercial Foods segment and other equity method investments in our Consumer Foods segment. The carrying value of our equity method investments at the end of fiscal 2015 and 2014 was $853.0 million and $131.2 million, respectively. These amounts are included in Other assets.
In fiscal 2015, we had sales to and purchases from our equity method investments of $9.5 million and $142.2 million, respectively. Total dividends received from equity method investments in fiscal 2015 were $91.3 million.

We entered into transition services agreements in connection with the Ardent Mills formation and recognized $14.1 million of income for the performance of transition services during fiscal 2015, classified within Selling, general and administrative expenses.
Summarized combined financial information for our equity method investments on a 100% basis is as follows:

2015
Net Sales:
Ardent Mills	$3,299.2
Potato joint ventures	885.4
Others	167.3
Total net sales	$4,351.9
Gross margin	553.7
Earnings after income taxes	$279.0

May 31, 2015
Current assets	$1,422.6
Noncurrent assets	1,887.7
Current liabilities	603.9
Noncurrent liabilities	691.3

8. VARIABLE INTEREST ENTITIES
Variable Interest Entities Consolidated
We own a 49.99% interest in Lamb Weston BSW, LLC ("Lamb Weston BSW"), a potato processing venture with Ochoa Ag Unlimited Foods, Inc. ("Ochoa"). We provide all sales and marketing services to Lamb Weston BSW. Under certain circumstances, we could be required to compensate Ochoa for lost profits resulting from significant production shortfalls ("production shortfalls"). Commencing on June 1, 2018, or on an earlier date under certain circumstances, we have a contractual right to purchase the remaining equity interest in Lamb Weston BSW from Ochoa (the "call option"). We are currently subject to a contractual obligation to purchase all of Ochoa's equity investment in Lamb Weston BSW at the option of Ochoa (the "put option"). The purchase prices under the call option and the put option (the "options") are based on the book value of Ochoa's equity interest at the date of exercise, as modified by an agreed-upon rate of return for the holding period of the investment balance. The agreed-upon rate of return varies depending on the circumstances under which any of the options are exercised. As of May 31, 2015, the price at which Ochoa had the right to put its equity interest to us was $41.6 million. This amount is presented within other noncurrent liabilities in our Consolidated Balance Sheets. We have determined that Lamb Weston BSW is a variable interest entity and that we are the primary beneficiary of the entity. Accordingly, we consolidate the financial statements of Lamb Weston BSW.
We hold a promissory note from Lamb Weston BSW, the balance of which was $36.1 million at May 31, 2015. The promissory note is due in December 2015. The promissory note is currently accruing interest at a rate of LIBOR plus 200 basis points with a floor of 3.25%. In addition, as of May 31, 2015, we provided lines of credit of up to $15.0 million to Lamb Weston BSW. Borrowings under the lines of credit bear interest at a rate of LIBOR plus 200 basis points with a floor of 3.25%. The amounts owed by Lamb Weston BSW to the Company are not reflected in our Consolidated Balance Sheets, as they are eliminated in consolidation.
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

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 31, 2015, May 25, 2014, and May 26, 2013
(columnar dollars in millions except per share amounts)

Due to the consolidation of these variable interest entities, we reflected the following in our Consolidated Balance Sheets:

	May 31, 2015	May 25, 2014
Cash and cash equivalents	$13.7	$17.7
Receivables, less allowance for doubtful accounts	0.2	—
Inventories	1.3	1.4
Prepaid expenses and other current assets	0.3	0.3
Property, plant and equipment, net	53.2	51.8
Goodwill	18.8	18.8
Brands, trademarks and other intangibles, net	6.0	6.7
Total assets	$93.5	$96.7
Accounts payable	$16.9	$12.2
Accrued payroll	0.7	0.5
Other accrued liabilities	0.6	0.6
Other noncurrent liabilities (minority interest)	31.3	33.3
Total liabilities	$49.5	$46.6
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
We hold a 50% interest in Lamb Weston RDO, a potato processing venture (see Note 7). We provide all sales and marketing services to Lamb Weston RDO. We receive a fee for these services based on a percentage of the net sales of the venture. We reflect the value of our ownership interest in this venture in other assets in our Consolidated Balance Sheets, based upon the equity method of accounting. The balance of our investment was $14.6 million and $12.6 million at May 31, 2015 and May 25, 2014, respectively, representing our maximum exposure to loss as a result of our involvement with this venture. The capital structure of Lamb Weston RDO includes owners' equity of $29.2 million and term borrowings from banks of $41.6 million as of May 31, 2015. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this venture.
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

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 31, 2015, May 25, 2014, and May 26, 2013
(columnar dollars in millions except per share amounts)

9. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
The change in the carrying amount of goodwill for fiscal 2015 and 2014 was as follows:

	Consumer Foods	Commercial Foods	Private Brands	Total
Balance as of May 26, 2013	$3,760.5	$865.0	$3,793.2	$8,418.7
Impairment	—	—	(602.2)	(602.2)
Currency translation and purchase accounting adjustments	(12.0)	0.4	23.6	12.0
Balance as of May 25, 2014	$3,748.5	$865.4	$3,214.6	$7,828.5
Impairment	—	—	(1,527.9)	(1,527.9)
Acquisitions	20.0	23.8	—	43.8
Currency translation and purchase accounting adjustments	(25.4)	(1.5)	(17.2)	(44.1)
Balance as of May 31, 2015	$3,743.1	$887.7	$1,669.5	$6,300.3
Other identifiable intangible assets were as follows:

	2015		2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$1,000.5	$—	$1,059.5	$—
Amortizing intangible assets	2,367.4	337.9	2,376.1	230.7
	$3,367.9	$337.9	$3,435.6	$230.7
Because forecasted sales and profits for the Private Brands segment continued to fall below our expectations relative to our previous projections throughout fiscal 2015, we performed quantitative analyses of goodwill on certain of our Private Brands segment reporting units in the second, third, and fourth quarters of fiscal 2015. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans and future industry and economic conditions. We estimated the future cash flows of each reporting unit within the Private Brands segment and calculated the net present value of those estimated cash flows using a risk adjusted discount rate, in order to estimate the fair value of each reporting unit from the perspective of a market participant. We used discount rates and terminal growth rates of 8% and 3%, respectively, to calculate the present value of estimated future cash flows. We then compared the estimated fair value of each reporting unit to the respective historical carrying value (including allocated assets and liabilities of certain shared and Corporate functions), and determined that the fair value of the reporting unit was less than the carrying value for six reporting units within the Private Brands segment throughout fiscal 2015. With the assistance of a third-party valuation specialist, we estimated the fair value of the assets and liabilities of each of these reporting units in order to determine the implied fair value of goodwill of each reporting unit. We recognized impairment charges for the difference between the implied fair value of goodwill and the carrying value of goodwill within each reporting unit at the respective measurement dates. Accordingly, during fiscal 2015, we recorded charges totaling $1.53 billion for the impairment of goodwill in the Private Brands segment. The following reporting units within Private Brands were impacted: $328.7 million in Bars and Coordinated, $195.1 million in Cereal, $157.1 million in Pasta, $536.5 million in Snacks, and $174.4 million in Retail Bakery, and $136.1 million in Condiments.
During fiscal 2014, we recorded a $602.2 million charge for the impairment of goodwill in the Private Brands segment. The following reporting units within Private Brands were impacted: $66.4 million in Bars and Coordinated, $154.6 million in Cereal, $94.2 million in Pasta, $231.6 million in Snacks, and $55.4 million in Retail Bakery.
In the case of four reporting units within the Private Brands segment: Cereal, Pasta, Snacks, and Retail Bakery, the estimated fair value of certain amortizing intangible assets (customer relationships) used in step two of our impairment analysis was substantially less than the carrying value of those assets and, as a result, the carrying value of the Cereal, Pasta, Snacks, and Retail Bakery reporting units exceeded the estimated fair values of those reporting units, even after the previously described goodwill impairment charges were recorded. We assess the recoverability of these amortizing intangibles at the segment level and expect to recover the carrying value over their remaining lives (on an undiscounted basis) and, accordingly, no impairments were required to be recognized.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 31, 2015, May 25, 2014, and May 26, 2013
(columnar dollars in millions except per share amounts)

Following the impairment charges recorded in fiscal 2015, the carrying value of goodwill in our Private Brands reporting units included $269.3 million for Cereal, $588.2 million for Pasta, $276.5 million for Snacks, and $535.5 million for Retail Bakery. All of the goodwill for the Bars and Coordinated and Condiments reporting units was impaired as of the end of fiscal 2015. If the future performance of one or more of the reporting units within the Private Brands segment falls short of our expectations or if there are significant changes in risk-adjusted discount rates due to changes in market conditions, we could be required to recognize additional, material impairment charges in future periods.
In fiscal 2015, we elected to perform a quantitative impairment test for indefinite lived intangibles. During fiscal 2015, we recognized impairment charges of $43.7 million in our Private Brands segment to write-down various brands. We also recognized impairment charges of $4.8 million in our Consumer Foods segment for our Poppycock® brand and a $0.3 million impairment charge in our Commercial Foods segment for a small brand.
In fiscal 2014, we also elected to perform a quantitative impairment test for indefinite lived intangibles. We recognized impairment charges of $72.5 million in our Consumer Foods segment, primarily for our Chef Boyardee® brand and a $3.2 million impairment charge in our Private Brands segment for two small brands. We also recognized a $3.2 million impairment charge for an amortizable technology license in Corporate expenses in fiscal 2014.
In the fourth quarter of fiscal 2014, we completed the sale of Medallion Foods within the Private Brands segment. Related allocated goodwill and amortizing intangible assets of $17.5 million and $14.4 million, respectively, were reclassified to noncurrent assets held for sale. During fiscal 2014, we recognized impairments of $17.5 million and $7.9 million, of the allocated goodwill and amortizing intangible assets, respectively, which are reflected in discontinued operations.
Amortizing intangible assets, carrying a remaining weighted average life of approximately 21 years, are principally composed of customer relationships, licensing arrangements, and intellectual property. For fiscal 2015, 2014, and 2013, we recognized amortization expense of $108.5 million, $111.4 million, and $55.7 million, respectively. Based on amortizing assets recognized in our Consolidated Balance Sheet as of May 31, 2015, amortization expense is estimated to average $107.9 million for each of the next five years, with a high expense of $109.0 million in fiscal year 2016 and decreasing to a low expense of $106.1 million in fiscal year 2020.

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

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 31, 2015, May 25, 2014, and May 26, 2013
(columnar dollars in millions except per share amounts)

The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	2015	2014	2013
Net income (loss) available to ConAgra Foods, Inc. common stockholders:
Income (loss) from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$(619.2)	$161.7	$686.2
Income from discontinued operations, net of tax, attributable to ConAgra Foods, Inc. common stockholders	366.6	141.4	87.7
Net income (loss) attributable to ConAgra Foods, Inc. common stockholders	$(252.6)	$303.1	$773.9
Less: Increase in redemption value of noncontrolling interests in excess of earnings allocated	1.7	1.7	1.6
Net income (loss) available to ConAgra Foods, Inc. common stockholders	$(254.3)	$301.4	$772.3
Weighted average shares outstanding:
Basic weighted average shares outstanding	426.1	421.3	410.8
Add: Dilutive effect of stock options, restricted stock unit awards, and other dilutive securities	—	6.2	6.8
Diluted weighted average shares outstanding	426.1	427.5	417.6
At the end of fiscal 2015, all dilutive stock options, restricted stock unit awards, and other dilutive securities outstanding of 5.2 million shares were excluded from the computation of shares contingently issuable upon exercise as we recognized a net loss. At the end of fiscal 2014, there were 3.1 million stock options outstanding that were excluded from the computation of shares contingently issuable upon exercise of the stock options because exercise prices exceeded the average market value of our common stock during the period. At the end of fiscal 2013, there were no stock options outstanding that were excluded from the computation of shares contingently issuable upon exercise of the stock options.

11. INVENTORIES
The major classes of inventories were as follows:

	May 31, 2015	May 25, 2014
Raw materials and packaging	$561.3	$498.6
Work in process	134.4	118.6
Finished goods	1,380.1	1,335.3
Supplies and other	125.4	124.5
Total	$2,201.2	$2,077.0

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 31, 2015, May 25, 2014, and May 26, 2013
(columnar dollars in millions except per share amounts)

12. OTHER NONCURRENT LIABILITIES
Other noncurrent liabilities consisted of:

	May 31, 2015	May 25, 2014
Postretirement health care and pension obligations	$809.0	$735.0
Noncurrent income tax liabilities	1,588.9	1,510.1
Self-insurance liabilities	100.1	107.6
Environmental liabilities (see Note 17)	55.0	63.0
Other	288.0	256.4
	2,841.0	2,672.1
Less current portion	(107.9)	(72.7)
	$2,733.1	$2,599.4

13. CAPITAL STOCK
We have authorized shares of preferred stock as follows:
Class B—$50 par value; 150,000 shares
Class C—$100 par value; 250,000 shares
Class D—without par value; 1,100,000 shares
Class E—without par value; 16,550,000 shares
There were no preferred shares issued or outstanding as of May 31, 2015.
We have repurchased our shares of common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board of Directors. In December 2011, our Board of Directors approved a $750.0 million increase to the share repurchase program. We repurchased 1.4 million shares of our common stock for approximately $50.0 million, 2.9 million shares of our common stock for approximately $100.0 million, and 9.1 million shares of our common stock for approximately $245.0 million in fiscal 2015, 2014, and 2013, respectively, under this program.

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
On September 19, 2014, the stockholders approved the ConAgra Foods 2014 Stock Plan, which authorized the issuance of up to 30.0 million shares of ConAgra Foods common stock as well as certain shares of stock subject to outstanding awards under predecessor stock plans that expire, lapse, are cancelled, terminated, forfeited or otherwise become unexercisable. At May 31, 2015, approximately 30.2 million shares were reserved for granting additional options, restricted stock units, cash-settled restricted stock units, performance shares, or other share-based awards.
Fiscal 2015 amounts below are of continuing operations and fiscal 2014 and 2013 amounts are of continuing and discontinued operations.
Stock Option Plan
We have stockholder-approved stock option plans that provide for granting of options to employees for the purchase of common stock at prices equal to the fair value at the date of grant. Options become exercisable under various vesting schedules (typically three years) and generally expire seven to ten years after the date of grant.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 31, 2015, May 25, 2014, and May 26, 2013
(columnar dollars in millions except per share amounts)

The fair value of each option is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted:

	2015	2014	2013
Expected volatility (%)	17.45	21.13	22.95
Dividend yield (%)	3.10	3.24	3.77
Risk-free interest rates (%)	1.58	1.37	0.57
Expected life of stock option (years)	4.92	4.91	4.80
The expected volatility is based on the historical market volatility of our stock over the expected life of the stock options granted. The expected life represents the period of time that the awards are expected to be outstanding and is based on the contractual term of each instrument, taking into account employees’ historical exercise and termination behavior.
A summary of the option activity as of May 31, 2015 and changes during the fiscal year then ended is presented below:

Options	Number of Options (in Millions)	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at May 25, 2014	18.6	$26.15
Granted	4.4	$31.71
Exercised	(6.4)	$23.77		$69.5
Forfeited	(1.0)	$31.51
Expired	(0.1)	$34.54
Outstanding at May 31, 2015	15.5	$28.28	5.65	$160.4
Exercisable at May 31, 2015	8.9	$25.29	3.37	$117.9
We recognize compensation expense using the straight-line method over the requisite service period. During fiscal 2015, 2014, and 2013, the Company granted 4.4 million options, 3.6 million options, and 3.9 million options, respectively, with a weighted average grant date value of $3.36, $4.71, and $2.93, respectively. The total intrinsic value of options exercised was $69.5 million, $46.9 million, and $77.2 million for fiscal 2015, 2014, and 2013, respectively. The closing market price of our common stock on the last trading day of fiscal 2015 was $38.61 per share.
Compensation expense for stock option awards totaled $12.4 million, $15.3 million, and $13.5 million for fiscal 2015, 2014, and 2013, respectively. Included in the compensation expense for stock option awards for fiscal 2015, 2014, and 2013 was $1.4 million, $2.7 million, and $0.8 million, respectively, related to stock options granted by a subsidiary in the subsidiary's shares to the subsidiary's employees. The tax benefit related to the stock option expense for fiscal 2015, 2014, and 2013 was $4.8 million, $5.7 million, and $5.0 million, respectively.
At May 31, 2015, we had $11.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over a weighted average period of 1.4 years.
Cash received from option exercises for the fiscal years ended May 31, 2015, May 25, 2014, and May 26, 2013 was $150.2 million, $104.6 million, and $259.8 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $26.7 million, $17.4 million, and $28.7 million for fiscal 2015, 2014, and 2013, respectively.
Share Unit Plans
In accordance with stockholder-approved plans, we issue stock under various stock-based compensation arrangements, including restricted stock units, cash-settled restricted stock units, and other share-based awards (“share units”). These awards generally have requisite service periods of three years. Under each arrangement, stock is issued without direct cost to the employee. We estimate the fair value of the share units based upon the market price of our stock at the date of grant. Certain share unit grants do not provide for the payment of dividend equivalents to the participant during the requisite service period (vesting period). For those grants, the value of the grants is reduced by the net present value of the foregone dividend equivalent

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 31, 2015, May 25, 2014, and May 26, 2013
(columnar dollars in millions except per share amounts)

payments. We recognize compensation expense for share unit awards on a straight-line basis over the requisite service period. All cash-settled restricted stock units are marked-to-market and presented within other current and noncurrent liabilities in our Consolidated Balance Sheets. The compensation expense for our stock-settled share unit awards totaled $21.0 million, $26.1 million, and $26.7 million for fiscal 2015, 2014, and 2013, respectively. The tax benefit related to the stock-settled share unit award compensation expense for fiscal 2015, 2014, and 2013 was $8.1 million, $9.8 million, and $9.9 million, respectively. The compensation expense for our cash-settled share unit awards totaled $29.2 million, $12.4 million, and $8.0 million for fiscal 2015, 2014, and 2013, respectively. The tax benefit related to the cash-settled share unit award compensation expense for fiscal 2015, 2014, and 2013 was $11.2 million, $4.6 million, and $3.0 million, respectively.
The following table summarizes the nonvested share units as of May 31, 2015 and changes during the fiscal year then ended:

	Stock-settled		Cash-settled
Share Units	Share Units (in millions)	Weighted Average Grant-Date Fair Value	Share Units (in millions)	Weighted Average Grant-Date Fair Value
Nonvested share units at May 25, 2014	3.03	$28.71	1.58	$30.60
Granted	0.93	$31.71	0.89	$30.89
Vested/Issued	(1.50)	$26.61	(0.05)	$27.35
Forfeited	(0.30)	$30.58	(0.25)	$31.02
Nonvested share units at May 31, 2015	2.16	$31.20	2.17	$30.74
During fiscal 2015, 2014, and 2013, we granted 0.9 million, 0.9 million, and 1.0 million stock-settled share units, respectively, with a weighted average grant date value of $31.71, $36.22, and $25.59, respectively. During fiscal 2015, 2014, and 2013, we granted 0.9 million, 0.8 million, and 0.9 million cash-settled share units, respectively, with a weighted average grant date value of $30.89, $36.89, and $24.74, respectively.
The total intrinsic value of stock-settled share units vested was $46.6 million, $46.4 million, and $24.3 million during fiscal 2015, 2014, and 2013, respectively. The total intrinsic value of cash-settled share units vested was $1.6 million during fiscal 2015.
At May 31, 2015, we had $23.2 million and $28.2 million of total unrecognized compensation expense, net of estimated forfeitures, that will be recognized over a weighted average period of 1.8 years and 1.7 years, related to stock-settled share unit awards and cash-settled share unit awards, respectively.
Performance-Based Share Plan
Performance shares are granted to selected executives and other key employees with vesting contingent upon meeting various Company-wide performance goals. The performance goals for the performance period ending in fiscal 2015 are based upon our operating cash flow return on operations, a measure of operating cash flow as a percentage of invested capital, and revenue growth, each measured over a defined performance period. The performance goals for the performance periods ending in fiscal 2016 and 2017 are based upon our earnings before interest, taxes, depreciation, and amortization ("EBITDA") return on capital, and revenue growth, each measured over the defined performance period. The awards actually earned will range from zero to two hundred twenty percent of the targeted number of performance shares for each of the performance periods. Subject to overarching minimum earnings per share performance requirements for executive officers, a payout equal to 25 percent of approved target incentive is required to be paid out for each performance period, as applicable, if we achieve a threshold level of cash flow return on operations for the performance period ending in fiscal 2015, and a threshold level of EBITDA return on capital for the performance periods ending in fiscal 2016 and 2017. Awards, if earned, will be paid in shares of our common stock. Subject to limited exceptions set forth in the performance share plan, any shares earned will be distributed at the end of the performance period. The value of the performance shares is adjusted based upon the market price of our common stock at the end of each reporting period and amortized as compensation expense over the vesting period.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 31, 2015, May 25, 2014, and May 26, 2013
(columnar dollars in millions except per share amounts)

A summary of the activity for performance share awards as of May 31, 2015 and changes during the fiscal year then ended is presented below:

Performance Shares	Shares (in Millions)	Weighted Average Grant-Date Fair Value
Nonvested performance shares at May 25, 2014	1.17	$28.27
Granted	0.50	$30.89
Adjustments for performance results attained and dividend equivalents	0.04	$26.11
Vested/Issued	(0.45)	$26.10
Forfeited	(0.20)	$31.50
Nonvested performance shares at May 31, 2015	1.06	$29.74
The compensation expense for our performance share awards totaled $5.7 million, $6.5 million, and $19.9 million for fiscal 2015, 2014, and 2013, respectively. The tax benefit related to the compensation expense for fiscal 2015, 2014, and 2013 was $2.2 million, $2.4 million, and $7.4 million, respectively.
The total intrinsic value of share units vested (including shares paid in lieu of dividends) during fiscal 2015 and 2014 was $13.9 million and $10.4 million, respectively.
Based on estimates at May 31, 2015, the Company had $2.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to performance shares that will be recognized over a weighted average period of 1.8 years.
Accounting guidance requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow in our Consolidated Statement of Cash Flows. As a result, in fiscal 2015, 2014, and 2013, our net operating cash flows decreased and our net financing cash flows increased by approximately $24.0 million, $18.9 million, and $21.3 million, respectively.

15. PRE-TAX INCOME AND INCOME TAXES
 Pre-tax income from continuing operations (including equity method investment earnings) consisted of the following:

	2015	2014	2013
United States	$(444.5)	$276.9	$962.6
Canada	9.1	57.2	49.2
Foreign - other	62.0	59.7	48.5
	$(373.4)	$393.8	$1,060.3

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 31, 2015, May 25, 2014, and May 26, 2013
(columnar dollars in millions except per share amounts)

The provision for income taxes included the following:

	2015	2014	2013
Current
Federal	$301.4	$312.1	$149.0
State	28.3	29.2	23.5
Canada	8.1	11.4	11.4
Foreign - other	21.2	10.9	12.4
	359.0	363.6	196.3
Deferred
Federal	(88.6)	(76.1)	160.9
State	(31.2)	(56.7)	4.5
Canada	2.8	3.3	1.6
Foreign - other	(8.0)	(14.0)	(1.4)
	(125.0)	(143.5)	165.6
	$234.0	$220.1	$361.9
Income taxes computed by applying the U.S. Federal statutory rates to income from continuing operations before income taxes are reconciled to the provision for income taxes set forth in the Consolidated Statements of Operations as follows:

	2015	2014	2013
Computed U.S. Federal income taxes	$(130.7)	$137.8	$371.1
State income taxes, net of U.S. Federal tax impact	23.2	19.3	17.1
Tax credits and domestic manufacturing deduction	(35.6)	(27.5)	(20.4)
Audit adjustments and settlements	(5.2)	(19.1)	0.5
Effect of taxes booked on foreign operations	(13.7)	(20.6)	(11.5)
Statute lapses on previously reserved items	(9.4)	(7.4)	(4.8)
Goodwill and intangible impairments	429.1	185.2	—
Change in legal structure and other state elections	—	(23.5)	—
Change in estimate related to tax methods used for certain international sales, federal credits, and state credits.	(11.1)	(20.9)	—
Other	(12.6)	(3.2)	9.9
	$234.0	$220.1	$361.9
Income taxes paid, net of refunds, were $301.3 million, $253.6 million, and $249.0 million in fiscal 2015, 2014, and 2013, respectively.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 31, 2015, May 25, 2014, and May 26, 2013
(columnar dollars in millions except per share amounts)

 The tax effect of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

	May 31, 2015		May 25, 2014
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$—	$546.9	$—	$553.6
Goodwill, trademarks and other intangible assets	—	1,218.5	—	1,345.4
Accrued expenses	27.8	—	34.8	—
Compensation related liabilities	81.7	—	69.2	—
Pension and other postretirement benefits	306.2	—	279.2	—
Investment in unconsolidated subsidiaries	—	211.6	—	7.7
Derivative cash flow hedge	—	0.6	—	0.8
Other liabilities that will give rise to future tax deductions	135.5	—	150.7	—
Net operating loss carryforwards	43.0	—	56.0	—
Other	117.2	60.2	124.7	25.7
	711.4	2,037.8	714.6	1,933.2
Less: Valuation allowance	(41.5)	—	(43.3)	—
Net deferred taxes	$669.9	$2,037.8	$671.3	$1,933.2
At May 31, 2015 and May 25, 2014, net deferred tax assets of $129.9 million and $107.7 million, respectively, were included in prepaid expenses and other current assets. At May 31, 2015 and May 25, 2014, net deferred tax liabilities of $1.50 billion and $1.37 billion, respectively, were included in other noncurrent liabilities.
The liability for gross unrecognized tax benefits at May 31, 2015 was $73.7 million, excluding a related liability of $26.5 million for gross interest and penalties. Included in the balance at May 31, 2015 are $8.0 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. Any associated interest and penalties imposed would affect the tax rate. As of May 25, 2014, our gross liability for unrecognized tax benefits was $84.9 million, excluding a related liability of $29.6 million for gross interest and penalties. Included in the balance at May 25, 2014 are $8.2 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Interest and penalties recognized in the Consolidated Statement of Earnings was a benefit of $3.1 million in fiscal 2015, $1.3 million in fiscal 2014 and $1.2 million in fiscal 2013.
The net amount of unrecognized tax benefits at May 31, 2015 and May 25, 2014 that, if recognized, would favorably impact our effective tax rate was $43.2 million and $50.8 million, respectively.
We accrue interest and penalties associated with uncertain tax positions as part of income tax expense.
We conduct business and file tax returns in numerous countries, states, and local jurisdictions. The U.S. Internal Revenue Service (“IRS”) has completed its audit for tax years through fiscal 2014 and all resulting significant items for fiscal 2014 and prior years have been settled with the IRS. Other major jurisdictions where we conduct business generally have statutes of limitations ranging from 3 to 5 years.
We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by up to $8 million over the next twelve months due to various state and foreign audit settlements and the expiration of statutes of limitations.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 31, 2015, May 25, 2014, and May 26, 2013
(columnar dollars in millions except per share amounts)

The change in the unrecognized tax benefits for the year ended May 31, 2015 was:

Beginning balance on May 25, 2014	$84.9
Increases from positions established during prior periods	4.1
Decreases from positions established during prior periods	(1.7)
Increases from positions established during the current period	4.4
Decreases relating to settlements with taxing authorities	(6.3)
Reductions resulting from lapse of applicable statute of limitation	(10.0)
Other adjustments to liability	(1.7)
Ending balance on May 31, 2015	$73.7
We have approximately $60.9 million of foreign net operating loss carryforwards ($37.0 million will expire between fiscal 2016 and 2036 and $23.9 million have no expiration dates) and $17.7 million of Federal net operating loss carryforwards which expire between fiscal 2027 and 2031. Included in net deferred tax liabilities are $42.6 million of tax effected state net operating loss carryforwards which expire in various years ranging from fiscal 2016 to 2035. Substantially all of our foreign tax credits will expire in fiscal 2025. State tax credits of approximately $36.3 million will expire in various years ranging from fiscal 2016 to 2019.
We have recognized a valuation allowance for the portion of the net operating loss carryforwards, tax credit carryforwards, and other deferred tax assets we believe are not more likely than not to be realized. The net impact on income tax expense related to changes in the valuation allowance for fiscal 2015 was a benefit of $1.8 million. For fiscal 2014 and 2013, changes in the valuation allowance were a benefit of $1.5 million and a charge of $1.1 million, respectively. The current year change principally relates to decreases to the valuation allowances for state and foreign net operating losses and credits.
As of May 31, 2015, undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $660 million. Those earnings are considered to be indefinitely reinvested and accordingly, no U.S. federal income taxes have been provided thereon. We have not provided U.S. deferred taxes on cumulative earnings of non-U.S. affiliates and associated companies that the Company considers to be reinvested indefinitely. It is not practicable to estimate the amount of U.S. income taxes that would be incurred in the event that we were to repatriate the cumulative earnings of non-U.S. affiliates and associated companies. Deferred taxes are provided for earnings of non-U.S. affiliates and associated companies when we determine that such earnings are no longer indefinitely reinvested.

16. OPERATING LEASES
We lease certain facilities, land, and transportation equipment under agreements that expire at various dates. Rent expense under all operating leases from continuing operations was $178.2 million, $177.6 million, and $156.6 million in fiscal 2015, 2014, and 2013, respectively.

A summary of non-cancellable operating lease commitments for fiscal years following May 31, 2015, was as follows:

2016	$86.3
2017	82.0
2018	70.3
2019	56.7
2020	40.6
Later years	184.5
$520.4

17. CONTINGENCIES
In fiscal 1991, we acquired Beatrice Company ("Beatrice"). As a result of the acquisition of Beatrice and the significant pre-acquisition contingencies of the Beatrice businesses and its former subsidiaries, our condensed consolidated post-

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 31, 2015, May 25, 2014, and May 26, 2013
(columnar dollars in millions except per share amounts)

acquisition financial statements reflect liabilities associated with the estimated resolution of these contingencies. These include various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by us. The litigation includes suits against a number of lead paint and pigment manufacturers, including ConAgra Grocery Products Company, a wholly owned subsidiary of the Company ("ConAgra Grocery Products"), and the Company as alleged successors to W. P. Fuller Co., a lead paint and pigment manufacturer owned and operated by Beatrice until 1967. Although decisions favorable to us have been rendered in Rhode Island, New Jersey, Wisconsin, and Ohio, we remain a defendant in active suits in Illinois and California. The Illinois suit seeks class-wide relief for reimbursement of costs associated with the testing of lead levels in blood. In California, a number of cities and counties joined in a consolidated action seeking abatement of the alleged public nuisance. On September 23, 2013, a trial of the California case concluded in the Superior Court of California for the County of Santa Clara, and on January 27, 2014, the court entered Judgment (the "Judgment") against ConAgra Grocery Products and two other defendants, which orders the creation of a California abatement fund in the amount of $1.15 billion. Liability is joint and several. The Company believes ConAgra Grocery Products did not inherit any liabilities of W. P. Fuller Co. The Company will continue to vigorously defend itself in this case and has appealed the Judgment to The Court of Appeal of the State of California Sixth Appellate District. The Company expects the appeal process will last several years. The absence of any linkage between ConAgra Grocery Products and W. P. Fuller Co. is a critical issue among others that the Company will continue to advance throughout the appeals process. It is not possible to estimate exposure in this case or the remaining case in Illinois (which is based on different legal theories). If ultimately necessary, the Company will look to its insurance policies for coverage; its carriers are on notice. However, the extent of insurance coverage is uncertain, and the Company cannot absolutely assure that the final resolution of these matters will not have a material adverse effect on its financial condition, results of operations, or liquidity.
The environmental proceedings associated with Beatrice include litigation and administrative proceedings involving Beatrice's status as a potentially responsible party at 37 Superfund, proposed Superfund, or state-equivalent sites. These sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. Beatrice has paid or is in the process of paying its liability share at 33 of these sites. Reserves for these matters have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The accrual for Beatrice-related environmental matters totaled $53.7 million as of May 31, 2015, a majority of which relates to the Superfund and state-equivalent sites referenced above. We expect expenditures for Beatrice-related environmental matters to continue for up to 18 years.
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
We guarantee certain leases resulting from the 2002 divestiture of our fresh beef and pork operations. The remaining terms of these arrangements are less than a year and the maximum amount of future payments we have guaranteed was $2.7 million as of May 31, 2015.
We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At May 31, 2015, the amount of supplier loans we have effectively guaranteed was $39.3 million. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.
We were a party to a supply agreement with an onion processing company where we had guaranteed, under certain conditions, repayment of up to $25.0 million payable under a secured loan (the "Secured Loan") of this onion products supplier to the supplier's lender. During the fourth quarter of fiscal 2012, we received notice from the lender that the supplier had defaulted on the Secured Loan and we exercised our option to purchase the Secured Loan from the lender for $40.8 million, thereby assuming first-priority secured rights to the underlying collateral for the amount of the Secured Loan, and cancelling our guarantee. The supplier filed for bankruptcy during the fourth quarter of fiscal 2012 and during the second quarter of fiscal 2013, we acquired ownership and all rights to the underlying collateral, consisting of agricultural land and an onion processing facility. During the third quarter of fiscal 2013, we recognized an impairment charge of $10.2 million in our Commercial Foods segment to reduce the carrying amount of these assets to their estimated fair value based upon updated appraisals. During the second quarter of fiscal 2014, we recognized an additional impairment charge of $8.9 million in our Commercial

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 31, 2015, May 25, 2014, and May 26, 2013
(columnar dollars in millions except per share amounts)

Foods segment to reduce the carrying amount of the processing facility to its estimated fair value based upon expected sales proceeds. In the fourth quarter of fiscal 2014, we sold the land and recognized a gain of $5.1 million in our Commercial Foods segment. In the third quarter of fiscal 2015, we sold the processing facility and recognized an immaterial gain in our Commercial Foods segment.
Federal income tax credits were generated related to our sweet potato production facility in Delhi, Louisiana. Third parties invested in certain of these income tax credits. We have guaranteed these third parties the face value of these income tax credits over their statutory lives, through fiscal 2017, in the event that the income tax credits are recaptured or reduced. The face value of the income tax credits was $26.7 million as of May 31, 2015. We believe the likelihood of the recapture or reduction of the income tax credits is remote, and therefore we have not established a liability in connection with this guarantee.
We are a party to a number of lawsuits and claims arising out of our ongoing business operations. Among these, there are lawsuits, claims, and matters related to the February 2007 recall of our peanut butter products. Among the matters outstanding during fiscal 2015 related to the peanut butter recall was an investigation by the U.S. Attorney's office in Georgia and the Consumer Protection Branch of the Department of Justice into the 2007 recall. Just prior to the end of fiscal 2015, we negotiated a resolution of this matter, which resulted in an executed plea agreement pursuant to which ConAgra Grocery Products will plead guilty to a single misdemeanor violation of the Food, Drug & Cosmetics Act. If the plea is accepted by the U.S. District Court for the Middle District of Georgia, the government’s investigation into the 2007 recall will conclude and ConAgra Grocery Products will make payments totaling $11.2 million to the federal government. Expenses related to this payment were accrued in previous periods. During fiscal 2013 and 2012, we recognized charges of $7.5 million and $17.5 million, respectively, in connection with this matter. During the fourth quarter of fiscal 2014, we reduced our accrual by $6.7 million. During the first quarter of fiscal 2015, we further reduced our accrual by $5.8 million and further reduced it by $1.2 million in the second quarter of fiscal 2015, based on ongoing discussions with the U.S. Attorney's office and the Department of Justice. The plea agreement is subject to Court approval, which will be sought along with the formal sentencing process in the coming months.
In June 2009, an accidental explosion occurred at our manufacturing facility in Garner, North Carolina. This facility was the primary production facility for our Slim Jim® branded meat snacks. In June 2009, the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives announced its determination that the explosion was the result of an accidental natural gas release, and not a deliberate act. During the fourth quarter of fiscal 2011, we settled our property and business interruption claims related to the Garner accident with our insurance providers. During the fourth quarter of fiscal 2011, Jacobs Engineering Group Inc., our engineer and project manager at the site, filed a declaratory judgment action against us seeking indemnity for personal injury claims brought against it as a result of the accident. In the first quarter of fiscal 2012, our motion for summary judgment was granted and the suit was dismissed without prejudice on the basis that the suit was filed prematurely. In the third quarter of fiscal 2014, Jacobs Engineering Group Inc. refiled its action for indemnity. We will continue to defend this action vigorously. Any exposure in this case is expected to be limited to the applicable insurance deductible, although our insurance carriers have reserved their rights under the policies of insurance.
We hold a fifty percent ownership interest in Lamb-Weston/Meijer, V.O.F. (“Lamb Weston Meijer”), a Netherlands joint venture, headquartered in the Netherlands, that manufactures and sells frozen potato products principally in Europe. We and our partner are jointly and severally liable for all legal liabilities of Lamb Weston Meijer. As of May 31, 2015 and May 25, 2014, the total liabilities of Lamb Weston Meijer were $129.1 million and $144.7 million, respectively. Lamb Weston Meijer is well capitalized, with partners’ equity of $255.9 million and $247.0 million as of May 31, 2015 and May 25, 2014, respectively. We have not established a liability on our balance sheets for the obligations of Lamb Weston Meijer, as we have determined the likelihood of any required payment by us to settle such liabilities of Lamb Weston Meijer is remote.
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

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 31, 2015, May 25, 2014, and May 26, 2013
(columnar dollars in millions except per share amounts)

18. DERIVATIVE FINANCIAL INSTRUMENTS
Our operations are exposed to market risks from adverse changes in commodity prices affecting the cost of raw materials and energy, foreign currency exchange rates, and interest rates. In the normal course of business, these risks are managed through a variety of strategies, including the use of derivatives.
Commodity and commodity index futures and option contracts are used from time to time to economically hedge commodity input prices on items such as natural gas, vegetable oils, proteins, packaging materials, dairy, grains, and electricity. Generally, we economically hedge a portion of our anticipated consumption of commodity inputs for periods of up to 36 months. We may enter into longer-term economic hedges on particular commodities, if deemed appropriate. As of May 31, 2015, we had economically hedged certain portions of our anticipated consumption of commodity inputs using derivative instruments with expiration dates through September 2016.
In order to reduce exposures related to changes in foreign currency exchange rates, we enter into forward exchange, option, or swap contracts from time to time for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of May 31, 2015, we had economically hedged certain portions of our foreign currency risk in anticipated transactions using derivative instruments with expiration dates through May 2017.
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
During fiscal 2013, we entered into interest rate swap contracts to hedge a portion of the interest rate risk related to our issuance of long-term debt to partially finance the acquisition of Ralcorp. We settled these contracts during the third quarter of fiscal 2013 resulting in a deferred gain of $4.2 million on senior notes maturing in 2043 and a deferred loss of $2.0 million on senior notes maturing in 2023, both recognized in accumulated other comprehensive loss. These amounts are being amortized as a component of net interest expense over the lives of the related debt instruments. The unamortized amounts of the deferred gain and deferred loss at May 31, 2015 were $3.0 million and $1.3 million, respectively.
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
During fiscal 2014, we entered into interest rate swap contracts to hedge the fair value of certain of our senior long-term debt instruments maturing in fiscal 2019 and 2020. These contracts, with a total notional amount of $500 million, effectively converted interest on this debt from fixed rate to floating rate. We designated these interest rate swap contracts as fair value hedges of the debt instruments. During the third quarter of fiscal 2015, we terminated the interest rate swap contracts and received proceeds of $21.9 million. The proceeds include $3.9 million of accrued interest from the interest rate swap contract, gains of $5.4 million representing the change in fair value of the interest rate swap contracts (the ineffective portion of the hedge) recognized within selling, general and administrative expenses and $12.6 million of cumulative adjustment to the fair value of the debt instruments that were hedged (the effective portion of the hedge), that will be amortized as a reduction to

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 31, 2015, May 25, 2014, and May 26, 2013
(columnar dollars in millions except per share amounts)

interest expense over the remaining life of the debt instruments through fiscal 2020. The unamortized amount of the deferred gain was $11.8 million at May 31, 2015.
Changes in fair value of such derivative instruments were immediately recognized in earnings along with changes in the fair value of the items being hedged (based solely on the change in the benchmark interest rate). In fiscal 2015 and 2014, we recognized gains of $8.9 million and $9.1 million, respectively, representing the fair value of the interest rate swap contracts and losses of $5.8 million and $6.8 million, respectively, representing the change in fair value of the related senior long-term debt. The net gains of $3.1 million and $2.3 million for fiscal 2015 and 2014, respectively, are classified within selling, general and administrative expenses.
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
All derivative instruments are recognized on the Consolidated Balance Sheets at fair value (refer to Note 20 for additional information related to fair value measurements). The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. In accordance with generally accepted accounting principles, we offset certain derivative asset and liability balances, as well as certain amounts representing rights to reclaim cash collateral and obligations to return cash collateral, where master netting agreements provide for legal right of setoff. At May 31, 2015, $5.9 million, representing a right to reclaim cash collateral, was included in prepaid expenses and other current assets, and at May 25, 2014, $6.2 million, representing an obligation to return cash collateral, was included in other accrued liabilities in our Consolidated Balance Sheets.
Derivative assets and liabilities and amounts representing a right to reclaim cash collateral or obligation to return cash collateral were reflected in our Consolidated Balance Sheets as follows:

	May 31, 2015	May 25, 2014
Prepaid expenses and other current assets	$32.2	$38.8
Other accrued liabilities	14.2	10.4

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 31, 2015, May 25, 2014, and May 26, 2013
(columnar dollars in millions except per share amounts)

The following table presents our derivative assets and liabilities, at May 31, 2015, on a gross basis, prior to the setoff of $7.3 million to total derivative assets and $13.2 million to total derivative liabilities where legal right of setoff existed:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Prepaid expenses and other current assets	$20.8	Other accrued liabilities	$26.9
Foreign exchange contracts	Prepaid expenses and other current assets	17.7	Other accrued liabilities	0.4
Other	Prepaid expenses and other current assets	1.0	Other accrued liabilities	0.1
Total derivatives not designated as hedging instruments		$39.5		$27.4
Total derivatives		$39.5		$27.4
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
The location and amount of gains (losses) from derivatives not designated as hedging instruments in our Consolidated Statements of Earnings were as follows:

	For the Fiscal Year Ended May 31, 2015
Derivatives Not Designated as Hedging Instruments	Location in Consolidated Statement of Operations of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized on Derivatives in Consolidated Statement of Operations
Commodity contracts	Cost of goods sold	$(109.8)
Foreign exchange contracts	Cost of goods sold	1.3
Foreign exchange contracts	Selling, general and administrative expense	10.6
Interest rate contracts	Selling, general and administrative expense	(1.4)
Total gain from derivative instruments not designated as hedging instruments		$(99.3)

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 31, 2015, May 25, 2014, and May 26, 2013
(columnar dollars in millions except per share amounts)

	For the Fiscal Year Ended May 25, 2014
Derivatives Not Designated as Hedging Instruments	Location in Consolidated Statement of Operations of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized on Derivatives in Consolidated Statement of Operations
Commodity contracts	Cost of goods sold	$24.9
Foreign exchange contracts	Cost of goods sold	1.9
Foreign exchange contracts	Selling, general and administrative expense	5.0
Interest rate contracts	Selling, general and administrative expense	(54.9)
Total gain from derivative instruments not designated as hedging instruments		$(23.1)

	For the Fiscal Year Ended May 26, 2013
Derivatives Not Designated as Hedging Instruments	Location in Consolidated Statement of Operations of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized on Derivatives in Consolidated Statement of Operations
Commodity contracts	Cost of goods sold	$57.6
Foreign exchange contracts	Cost of goods sold	20.3
Commodity contracts	Selling, general and administrative expense	0.1
Foreign exchange contracts	Selling, general and administrative expense	0.1
Total gain from derivative instruments not designated as hedging instruments		$78.1
As of May 31, 2015, our open commodity contracts had a notional value (defined as notional quantity times market value per notional quantity unit) of $554.9 million and $393.1 million for purchase and sales contracts, respectively. As of May 25, 2014, our open commodity contracts had a notional value of $1.4 billion for both purchase and sales contracts. The notional amount of our foreign currency forward and cross currency swap contracts as of May 31, 2015 and May 25, 2014 was $108.6 million and $170.1 million, respectively.
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
At May 31, 2015, the maximum amount of loss due to the credit risk of the counterparties, had the counterparties failed to perform according to the terms of the contracts, was $18.6 million.

19. PENSION AND POSTRETIREMENT BENEFITS
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
We recognize the funded status of our plans and other benefits in the Consolidated Balance Sheets. For our plans, we also recognize as a component of accumulated other comprehensive loss, the net of tax results of the actuarial gains or losses within the corridor and prior service costs or credits that arise during the period but are not recognized in net periodic benefit cost. For our other benefits, we also recognize as a component of accumulated other comprehensive income (loss), the net of tax results of the gains or losses and prior service costs or credits that arise during the period but are not recognized in net periodic

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 31, 2015, May 25, 2014, and May 26, 2013
(columnar dollars in millions except per share amounts)

benefit cost. These amounts will be adjusted out of accumulated other comprehensive income (loss) as they are subsequently recognized as components of net periodic benefit cost. For our pension plans, we have elected to immediately recognize actuarial gains and losses in our operating results in the year in which they occur, to the extent they exceed the corridor, eliminating amortization. Amounts are included in the components of pension benefit and other postretirement benefit costs, below, as recognized net actuarial loss.
The changes in benefit obligations and plan assets at May 31, 2015 and May 25, 2014 are presented in the following table.

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Change in Benefit Obligation
Benefit obligation at beginning of year	$3,979.0	$3,817.5	$283.5	$302.8
Service cost	88.5	89.0	0.6	0.7
Interest cost	161.3	151.1	9.9	9.7
Plan participants’ contributions	—	—	5.9	6.1
Amendments	0.7	2.2	(3.3)	(5.7)
Actuarial loss (gain)	35.7	79.5	(35.9)	(4.6)
Special termination benefits	6.9	0.4	—	—
Benefits paid	(176.7)	(159.5)	(24.3)	(25.1)
Currency	(3.2)	(1.2)	(1.0)	(0.4)
Benefit obligation at end of year	$4,092.2	$3,979.0	$235.4	$283.5
Change in Plan Assets
Fair value of plan assets at beginning of year	$3,546.0	$3,343.3	$0.3	$0.1
Actual return on plan assets	178.6	358.8	(0.3)	0.2
Employer contributions	13.5	18.3	18.5	19.0
Plan participants’ contributions	—	—	5.9	6.1
Investment and administrative expenses	(18.8)	(13.8)	—	—
Benefits paid	(176.7)	(159.5)	(24.3)	(25.1)
Currency	(3.6)	(1.1)	—	—
Fair value of plan assets at end of year	$3,539.0	$3,546.0	$0.1	$0.3

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 31, 2015, May 25, 2014, and May 26, 2013
(columnar dollars in millions except per share amounts)

The funded status and amounts recognized in our Consolidated Balance Sheets at May 31, 2015 and May 25, 2014 were:

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Funded Status	$(553.2)	$(433.0)	$(235.3)	$(283.2)
Amounts Recognized in Consolidated Balance Sheets
Other assets	$20.5	$18.8	$—	$—
Other accrued liabilities	(10.7)	(10.0)	(23.3)	(25.0)
Other noncurrent liabilities	(563.0)	(441.8)	(212.0)	(258.2)
Net Amount Recognized	$(553.2)	$(433.0)	$(235.3)	$(283.2)
Amounts Recognized in Accumulated Other Comprehensive (Income) Loss (Pre-tax)
Actuarial net loss	$339.6	$202.8	$16.1	$55.3
Net prior service cost (benefit)	14.2	18.7	(25.0)	(29.6)
Total	$353.8	$221.5	$(8.9)	$25.7
Weighted-Average Actuarial Assumptions Used to Determine Benefit Obligations at May 31, 2015 and May 25, 2014
Discount rate	4.10%	4.15%	3.50%	3.65%
Long-term rate of compensation increase	3.70%	4.25%	N/A	N/A
The accumulated benefit obligation for all defined benefit pension plans was $3.9 billion at May 31, 2015 and May 25, 2014.
The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets at May 31, 2015 and May 25, 2014 were:

	2015	2014
Projected benefit obligation	$3,805.8	$3,390.9
Accumulated benefit obligation	3,658.3	3,289.3
Fair value of plan assets	3,232.1	2,942.5
Components of pension benefit and other postretirement benefit costs included:

	Pension Benefits			Other Benefits
	2015	2014	2013	2015	2014	2013
Service cost	$88.5	$89.0	$81.8	$0.6	$0.7	$0.6
Interest cost	161.3	151.1	150.1	9.9	9.7	10.5
Expected return on plan assets	(267.9)	(252.9)	(216.4)	—	—	—
Amortization of prior service cost (benefit)	3.7	3.8	3.6	(7.9)	(7.2)	(8.2)
Special termination benefits	6.9	0.4	—	—	—	—
Recognized net actuarial loss	6.9	2.7	3.6	3.5	6.7	5.9
Curtailment loss	1.5	—	0.8	—	—	—
Benefit cost — Company plans	0.9	(5.9)	23.5	6.1	9.9	8.8
Pension benefit cost — multi-employer plans	12.4	12.6	23.6	—	—	—
Total benefit cost	$13.3	$6.7	$47.1	$6.1	$9.9	$8.8

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 31, 2015, May 25, 2014, and May 26, 2013
(columnar dollars in millions except per share amounts)

Special termination benefits granted in connection with the formation of Ardent Mills resulted in the recognition of $6.9 million of expense during fiscal 2015. This expense was included in results of discontinued operations.
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were:

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Net actuarial gain (loss)	$(143.8)	$12.7	$35.8	$4.9
Amendments	(0.6)	(2.2)	3.3	5.7
Amortization of prior service cost (benefit)	5.2	3.8	(7.9)	(7.2)
Recognized net actuarial loss	6.9	2.7	3.5	6.7
Net amount recognized	$(132.3)	$17.0	$34.7	$10.1
Weighted-Average Actuarial Assumptions Used to Determine Net Expense

	Pension Benefits			Other Benefits
	2015	2014	2013	2015	2014	2013
Discount rate	4.15%	4.05%	4.50%	3.65%	3.35%	3.90%
Long-term rate of return on plan assets	7.75%	7.75%	7.75%	N/A	N/A	N/A
Long-term rate of compensation increase	4.25%	4.25%	4.25%	N/A	N/A	N/A
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
The amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net expense during the next year are as follows:

	Pension Benefits	Other Benefits
Prior service cost (benefit)	$2.7	$(8.1)
Net actuarial loss	NA	NA

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 31, 2015, May 25, 2014, and May 26, 2013
(columnar dollars in millions except per share amounts)

Plan Assets
The fair value of plan assets, summarized by level within the fair value hierarchy described in Note 20, as of May 31, 2015, were as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2.4	$80.3	$—	$82.7
Equity securities:
U.S. equity securities	542.2	90.9	—	633.1
International equity securities	362.9	448.8	—	811.7
Fixed income securities:
Government bonds	43.9	290.5	—	334.4
Corporate bonds	49.6	394.9	—	444.5
Mortgage-backed bonds	49.5	24.0	—	73.5
Real estate funds	—	6.6	344.9	351.5
Multi-strategy hedge funds	—	—	484.5	484.5
Private equity funds	—	—	93.0	93.0
Master limited partnerships	191.4	—	—	191.4
Private natural resources funds	—	11.9	19.9	31.8
Net receivables for unsettled transactions	6.9	—	—	6.9
Total assets	$1,248.8	$1,347.9	$942.3	$3,539.0
The fair value of plan assets, summarized by level within the fair value hierarchy described in Note 20, as of May 25, 2014, were as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2.4	$150.2	$—	$152.6
Equity securities:
U.S. equity securities	535.4	93.2	—	628.6
International equity securities	589.7	232.3	—	822.0
Fixed income securities:
Government bonds	114.0	266.3	—	380.3
Corporate bonds	63.8	344.6	—	408.4
Mortgage-backed bonds	50.2	77.7	—	127.9
Real estate funds	2.8	24.0	170.6	197.4
Multi-strategy hedge funds	—	—	462.3	462.3
Private equity funds	—	—	81.3	81.3
Master limited partnerships	263.3	—	—	263.3
Private natural resources funds	—	—	16.6	16.6
Net receivables for unsettled transactions	5.3	—	—	5.3
Total assets	$1,626.9	$1,188.3	$730.8	$3,546.0
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

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 31, 2015, May 25, 2014, and May 26, 2013
(columnar dollars in millions except per share amounts)

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
Level 3 investments are generally considered long-term in nature with varying redemption availability. Certain of our Level 3 investments, with a fair value of approximately $832.7 million as of May 31, 2015, have the ability to impose customary redemption gates which may further restrict or limit the redemption of invested funds therein. As of May 31, 2015, Level 3 investments with a fair value of $1.5 million have imposed such gates.
As of May 31, 2015, we have unfunded commitments for additional investments of $96.1 million in private equity funds, $47.6 million in natural resources funds, and $29.1 million in real estate funds. We expect unfunded commitments to be funded from plan assets rather than the general assets of the Company.
To develop the expected long-term rate of return on plan assets assumption for the pension plans, we consider the current asset allocation strategy, the historical investment performance, and the expectations for future returns of each asset class.
Our pension plan weighted-average asset allocations and our target asset allocations, by asset category were as follows:

	May 31, 2015	May 25, 2014	Target Allocation
Equity securities	41%	41%	25% - 45%
Debt securities	24%	26%	14% - 24%
Real estate funds	10%	6%	1% - 19%
Multi-strategy hedge funds	14%	13%	5% - 25%
Private equity	2%	2%	3% - 13%
Other	9%	12%	3% - 30%
Total	100%	100%
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

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 31, 2015, May 25, 2014, and May 26, 2013
(columnar dollars in millions except per share amounts)

Level 3 Gains and Losses
The change in the fair value of the plan’s Level 3 assets is summarized as follows:

	Fair Value May 25, 2014	Realized Gains (Losses)	Unrealized Gains (Losses)	Net Purchases and Sales	Fair Value May 31, 2015
Real estate funds	$170.6	$0.5	$21.0	$152.8	$344.9
Multi-strategy hedge funds	462.3	0.3	22.8	(0.9)	484.5
Private equity	81.3	2.7	(3.3)	12.3	93.0
Private natural resources	16.6	—	0.5	2.8	19.9
Total	$730.8	$3.5	$41.0	$167.0	$942.3

	Fair Value May 26, 2013	Realized Gains (Losses)	Unrealized Gains (Losses)	Net Purchases and Sales	Fair Value May 25, 2014
Real estate funds	$91.5	$0.4	$11.8	$66.9	$170.6
Multi-strategy hedge funds	413.9	0.2	21.2	27.0	462.3
Private equity	79.1	3.2	8.0	(9.0)	81.3
Private natural resources	7.8	—	1.5	7.3	16.6
Total	$592.3	$3.8	$42.5	$92.2	$730.8
Assumed health care cost trend rates have a significant effect on the benefit obligation of the postretirement plans.

Assumed Health Care Cost Trend Rates at:	May 31, 2015	May 25, 2014
Initial health care cost trend rate	9.0%	10.0%
Ultimate health care cost trend rate	4.5%	5.0%
Year that the rate reaches the ultimate trend rate	2023	2022
A one percentage point change in assumed health care cost rates would have the following effect:

	One Percent Increase	One Percent Decrease
Effect on total service and interest cost	$0.6	$(0.5)
Effect on postretirement benefit obligation	14.0	(12.5)
We currently anticipate making contributions of approximately $13.0 million to our pension plans in fiscal 2016. We anticipate making contributions of $23.7 million to our other postretirement plans in fiscal 2016. These estimates are based on current tax laws, plan asset performance, and liability assumptions, which are subject to change.
The following table presents estimated future gross benefit payments for our plans:

	Pension Benefits	Health Care and Life Insurance Benefits
2016	$186.9	$23.7
2017	190.3	22.5
2018	197.5	21.5
2019	204.3	20.5
2020	211.2	19.4
Succeeding 5 years	1,150.2	80.9

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 31, 2015, May 25, 2014, and May 26, 2013
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

The Company’s participation in multiemployer plans for the fiscal year ended May 31, 2015 is outlined in the table below. For each plan that is individually significant to the Company the following information is provided:

•	The “EIN / PN” column provides the Employer Identification Number and the three-digit plan number assigned to a plan by the Internal Revenue Service.

•
The most recent Pension Protection Act Zone Status available for 2014 and 2013 is for plan years that ended in calendar years 2014 and 2013, respectively. The zone status is based on information provided to the Company by each plan. A plan in the “red” zone has been determined to be in “critical status”, based on criteria established under the Internal Revenue Code (“Code”), and is generally less than 65% funded. A plan in the “yellow” zone has been determined to be in “endangered status”, based on criteria established under the Code, and is generally less than 80% funded. A plan in the “green” zone has been determined to be neither in “critical status” nor in “endangered status”, and is generally at least 80% funded.

•
The “FIP/RP Status Pending/Implemented” column indicates whether a Funding Improvement Plan, as required under the Code to be adopted by plans in the “yellow” zone, or a Rehabilitation Plan, as required under the Code to be adopted by plans in the “red” zone, is pending or has been implemented by the plan as of the end of the plan year that ended in calendar year 2014.

•	Contributions by the Company are the amounts contributed in the Company’s fiscal periods ending in the specified year.

•
The “Surcharge Imposed” column indicates whether the Company contribution rate for its fiscal year that ended on May 31, 2015 included an amount in addition to the contribution rate specified in the applicable collective bargaining agreement, as imposed by a plan in “critical status”, in accordance with the requirements of the Code.

•	The last column lists the expiration dates of the collective bargaining agreements pursuant to which the Company contributes to the plans.
For plans that are not individually significant to ConAgra Foods the total amount of contributions is presented in the aggregate.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 31, 2015, May 25, 2014, and May 26, 2013
(columnar dollars in millions except per share amounts)

		Pension Protection Act Zone Status		FIP / RP Status Pending / Implemented	Contributions by the Company (millions)				Expiration Dates of Collective Bargaining Agreements
Pension Fund	EIN / PN	2014	2013		FY15	FY14	FY13	Surcharge Imposed
Bakery and Confectionary Union and Industry International Pension Plan	52-6118572 / 001	Red	Red	RP Implemented	$3.7	$3.5	$2.1	No	2/29/2016 to 5/18/2018
Central States, Southeast and Southwest Areas Pension Fund	36-6044243 / 001	Red	Red	RP Implemented	2.0	2.1	1.2	No	6/30/2015 to 6/04/2017
National Conference of Fireman & Oilers National Pension Fund	52-6085445 / 003	Yellow	Yellow	FIP Implemented	0.6	0.7	0.3	No	11/19/2015
Western Conference of Teamsters Pension Plan	91-6145047 / 001	Green	Green	N/A	4.9	4.9	4.9	No	06/30/2015 to 03/31/2018
Other Plans					0.8	1.2	0.9
Total Contributions					$12.0	$12.4	$9.4
The Company will be listed in its plans' Forms 5500 as providing more than 5% of the plan's total contributions for the National Conference of Firemen & Oilers National Pension Fund for the plan year ending in calendar year 2014.
The Company was not listed in the Forms 5500 filed by any of the other plans or for any of the other years as providing more than 5% of the plan’s total contributions. At the date our financial statements were issued, Forms 5500 were not available for plan years ending in calendar year 2014.
In addition to the contributions listed in the table above, we recorded an additional expense of $0.4 million, $0.2 million, and $14.2 million in fiscal 2015, 2014, and 2013, respectively, related to our expected incurrence of certain withdrawal costs.
Certain of our employees are covered under defined contribution plans. The expense related to these plans was $40.6 million, $40.2 million, and $30.7 million in fiscal 2015, 2014, and 2013, respectively.

20. FAIR VALUE MEASUREMENTS
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
Fiscal Years Ended May 31, 2015, May 25, 2014, and May 26, 2013
(columnar dollars in millions except per share amounts)

The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of May 31, 2015:

	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets	$13.6	$18.6	$—	$32.2
Available-for-sale securities	2.8	—	—	2.8
Deferred compensation assets	2.6	—	—	2.6
Total assets	$19.0	$18.6	$—	$37.6
Liabilities:
Derivative liabilities	$—	$14.2	$—	$14.2
Deferred compensation liabilities	44.6	—	—	44.6
Total liabilities	$44.6	$14.2	$—	$58.8
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
During fiscal 2015 and 2014, goodwill impairment charges of $1.53 billion and $602.2 million, respectively, were recognized within the Private Brands segment. See Note 9 for a discussion of the methodology employed to measure these impairments.
During fiscal 2015 and 2014, impairments of certain indefinite-lived brands were recognized in the amounts of $48.8 million and $75.7 million, respectively. The impairment charges totaled $4.8 million in the Consumer Foods segment, $0.3 million in the Commercial Foods segment, and $43.7 million in the Private Brands segment for fiscal 2015, and $72.5 million in the Consumer Foods and $3.2 million in the Private Brands segments for fiscal 2014. The fair values of these brands were estimated using the “relief from royalty” method (see Note 9).
During fiscal 2015, a charge of $13.7 million was recognized in the Private Brands segment for the impairment of certain long-lived assets. The impairment was measured based upon an estimated disposal value for the related production facility.
During fiscal 2014, the $20.3 million carrying amount of a potato processing and storage facility (level 3 asset) was written down to its fair value of $3.8 million, resulting in an impairment charge of $16.5 million to selling, general and administrative expenses in the Commercial Foods segment. The fair value measurement used to determine the impairment was based upon the expected sales price.
During fiscal 2014, the $19.7 million carrying amount of a processing facility acquired from an onion supplier (level 3 asset) was written-down to its fair value of $10.8 million, resulting in an impairment charge of $8.9 million. The fair value

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 31, 2015, May 25, 2014, and May 26, 2013
(columnar dollars in millions except per share amounts)

measurement used to determine the impairment was based upon the expected sales price. The impairment charge is included in selling, general and administrative expenses in the Commercial Foods segment (see Note 17).
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
The carrying amount of long-term debt (including current installments) was $7.9 billion as of May 31, 2015 and $8.9 billion as of May 25, 2014. Based on current market rates, the fair value of this debt (level 2 liabilities) at May 31, 2015 and May 25, 2014 was estimated at $8.3 billion and $9.5 billion, respectively. Included in the May 25, 2014 long-term debt carrying amount, and excluded from the above fair value table, is $0.5 billion of hedged debt that, along with the related hedge instruments, was adjusted for changes in fair value based solely on the change in the related benchmark interest rate. The hedging instruments were terminated in the third quarter of fiscal 2015 (see Notes 4 and 18).

21. BUSINESS SEGMENTS AND RELATED INFORMATION
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
The Commercial Foods reporting segment includes commercially branded and private branded food and ingredients, which are sold primarily to commercial, restaurants, foodservice, food manufacturing, and industrial customers. The segment's primary food items include: frozen potato and sweet potato items, as well as a variety of vegetable, spice, bakery, and grain products which are sold under brands such as Lamb Weston® and Spicetec Flavors & Seasonings®.
The Private Brands reporting segment principally includes private brand and customized food products which are sold in various retail channels, primarily in North America. The products include a variety of categories including: bars, cereal, snacks, condiments, pasta, and retail bakery products.
We do not aggregate operating segments when determining our reporting segments.
Intersegment sales have been recorded at amounts approximating market. Operating profit for each of the segments is based on net sales less all identifiable operating expenses. General corporate expense, net interest expense, and income taxes have been excluded from segment operations. In the first quarter of fiscal 2015, we revised the manner in which we allocate corporate expenses to our reporting segments. As a result, operating profit and general corporate expenses have been reclassified to reflect this change.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 31, 2015, May 25, 2014, and May 26, 2013
(columnar dollars in millions except per share amounts)

	2015	2014	2013
Net sales
Consumer Foods	$7,304.4	$7,315.7	$7,551.4
Commercial Foods	4,463.2	4,332.2	4,109.7
Private Brands	4,064.8	4,195.7	1,808.2
Total net sales	$15,832.4	$15,843.6	$13,469.3
Operating profit (loss)
Consumer Foods	$1,069.7	$892.0	$984.4
Commercial Foods	568.5	537.7	585.5
Private Brands	(1,456.7)	(373.4)	125.4
Total operating profit	$181.5	$1,056.3	$1,695.3
Equity method investment earnings
Consumer Foods	$3.0	$2.8	$1.8
Commercial Foods	119.1	29.7	35.7
Total equity method investment earnings	$122.1	$32.5	$37.5
Operating profit (loss) plus equity method investment earnings
Consumer Foods	$1,072.7	$894.8	$986.2
Commercial Foods	687.6	567.4	621.2
Private Brands	(1,456.7)	(373.4)	125.4
Total operating profit plus equity method investment earnings	$303.6	$1,088.8	$1,732.8
General corporate expenses	$345.1	$315.6	$396.3
Interest expense, net	331.9	379.4	276.2
Income tax expense	234.0	220.1	361.9
Income (loss) from continuing operations	$(607.4)	$173.7	$698.4
Less: Net income attributable to noncontrolling interests	11.8	12.0	12.2
Income (loss) from continuing operations attributable to ConAgra Foods, Inc.	$(619.2)	$161.7	$686.2
Identifiable assets
Consumer Foods	$7,568.5	$7,666.1	$7,845.5
Commercial Foods	3,991.1	3,127.4	2,972.4
Private Brands	5,144.7	6,912.4	7,676.5
Corporate	837.9	783.0	956.7
Held for Sale	—	830.6	898.7
Total identifiable assets	$17,542.2	$19,319.5	$20,349.8
Additions to property, plant and equipment
Consumer Foods	$133.7	$183.5	$187.9
Commercial Foods	117.8	206.4	117.7
Private Brands	101.6	125.2	57.0
Corporate	118.8	77.2	60.0
Total additions to property, plant and equipment	$471.9	$592.3	$422.6
Depreciation and amortization
Consumer Foods	$200.9	$182.2	$183.1
Commercial Foods	113.5	100.1	84.4
Private Brands	202.1	214.8	79.9
Corporate	75.8	80.2	71.2
Total depreciation and amortization	$592.3	$577.3	$418.6

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 31, 2015, May 25, 2014, and May 26, 2013
(columnar dollars in millions except per share amounts)

Net sales by product type within each segment were:

	2015	2014	2013
Net sales
Consumer Foods:
Grocery	$3,911.1	$3,897.0	$4,093.4
Frozen	2,261.9	2,241.9	2,295.5
International	1,026.1	1,061.4	1,073.7
Other Brands	105.3	115.4	88.8
Total Consumer Foods	$7,304.4	$7,315.7	$7,551.4
Commercial Foods:
Specialty Potatoes	$2,892.4	$2,792.7	$2,753.1
Foodservice	1,570.8	1,539.5	1,356.6
Total Commercial Foods	$4,463.2	$4,332.2	$4,109.7
Private Brands:
Snacks	$1,340.3	$1,373.2	$542.0
Retail Bakery	719.4	772.5	234.6
Bars and Coordinated	724.9	679.5	535.2
Pasta	532.6	564.3	192.9
Cereal	475.2	496.7	191.6
Condiments	272.4	309.5	111.9
Total Private Brands	$4,064.8	$4,195.7	$1,808.2
Total net sales	$15,832.4	$15,843.6	$13,469.3
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
The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	2015	2014	2013
Net derivative gains (losses) incurred	$(108.5)	$24.4	$73.1
Less: Net derivative gains (losses) allocated to reporting segments	(58.3)	(12.4)	24.1
Net derivative gains (losses) recognized in general corporate expenses	$(50.2)	$36.8	$49.0
Net derivative gains (losses) allocated to Consumer Foods	$(41.9)	$(5.9)	$26.7
Net derivative gains (losses) allocated to Commercial Foods	(4.7)	4.3	(3.6)
Net derivative gains (losses) allocated to Private Brands	(11.7)	(10.8)	1.0
Net derivative gains (losses) included in segment operating profit	$(58.3)	$(12.4)	$24.1
As of May 31, 2015, the cumulative amount of net derivative losses from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $23.3 million. This amount reflected net losses

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 31, 2015, May 25, 2014, and May 26, 2013
(columnar dollars in millions except per share amounts)

of $23.7 million incurred during the fiscal year ended May 31, 2015, as well as net gains of $0.4 million incurred prior to fiscal 2015. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results losses of $23.5 million in fiscal 2016 and gains of $0.2 million in fiscal 2017 and thereafter.
In the second quarter of fiscal 2015, management determined that certain derivatives that had been previously entered into as an economic hedge of forecasted commodity purchases had ceased to function as economic hedges. We recognized $18.9 million, $5.2 million, and $1.4 million of net derivative losses during fiscal 2015 within the operating results of the Consumer Foods, Private Brands, and Commercial Foods segments, respectively, in connection with these derivatives. Management effectively exited these derivative positions in the third quarter of fiscal 2015.
Other Information
At May 31, 2015, ConAgra Foods and its subsidiaries had approximately 32,900 employees, primarily in the United States. Approximately 32% of our employees are parties to collective bargaining agreements. Of the employees subject to collective bargaining agreements, approximately 25% are parties to collective bargaining agreements scheduled to expire during fiscal 2016.
Our operations are principally in the United States. With respect to operations outside of the United States, no single foreign country or geographic region was significant with respect to consolidated operations for fiscal 2015, 2014, and 2013. Foreign net sales, including sales by domestic segments to customers located outside of the United States, were approximately $1.9 billion, $2.0 billion, and $1.7 billion in fiscal 2015, 2014, and 2013, respectively. Our long-lived assets located outside of the United States are not significant.
Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 18%, 19%, and 20% of consolidated net sales for fiscal 2015, 2014, and 2013, respectively, significantly impacting the Consumer Foods and Private Brands segments.
Wal-Mart Stores, Inc. and its affiliates accounted for approximately 16% of consolidated net receivables as of both May 31, 2015 and May 25, 2014, significantly impacting the Consumer Foods and Private Brands segments.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 31, 2015, May 25, 2014, and May 26, 2013
(columnar dollars in millions except per share amounts)

22. QUARTERLY FINANCIAL DATA (Unaudited)

	2015				2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$3,701.0	$4,150.0	$3,876.7	$4,104.7	$3,715.8	$4,221.1	$3,947.3	$3,959.4
Gross profit	695.7	880.1	820.0	912.7	792.1	959.8	916.5	843.5
Income (loss) from discontinued operations, net of tax	373.3	(10.7)	(0.6)	4.6	13.8	42.0	10.8	74.8
Net income (loss) attributable to ConAgra Foods, Inc.	482.3	10.0	(954.1)	209.2	144.3	248.7	234.3	(324.2)
Earnings per share (1):
Basic earnings per share:
Net income (loss) attributable to ConAgra Foods, Inc. common stockholders	$1.14	$0.02	$(2.23)	$0.49	$0.34	$0.59	$0.56	$(0.77)
Diluted earnings per share:
Net income (loss) attributable to ConAgra Foods, Inc. common stockholders	$1.12	$0.02	$(2.23)	$0.48	$0.34	$0.58	$0.55	$(0.77)
Dividends declared per common share	$0.25	$0.25	$0.25	$0.25	$0.25	$0.25	$0.25	$0.25
Share price:
High	$32.85	$35.65	$37.29	$38.90	$37.23	$34.51	$34.05	$31.61
Low	28.73	31.87	33.57	33.58	32.83	30.09	28.50	28.26

(1)
Basic and diluted earnings per share are calculated independently for each of the quarters presented. Accordingly, the sum of the quarterly earnings per share amounts may not agree with the total year.

23. SUBSEQUENT EVENTS
Subsequent to fiscal 2015, on June 30, 2015, we announced our plan to sell substantially all of the Private Brand operations. The planned sale did not meet the criteria specified in applicable accounting guidance in order for the related assets and liabilities to be classified as held-for-sale for the fiscal year ended May 31, 2015, therefore, the results of operations of that business are included in our results of continuing operations. When, and if, the criteria of the applicable accounting guidance are met, we will reclassify the assets and liabilities expected to be included in the sale to assets and liabilities held for sale, and we will report the results of operations of the Private Brands business as discontinued operations for all periods presented in our financial statements. In the event that the estimated sales price from the planned sale of the Private Brands business is less than the carrying amount of our investment in that business, we may recognize a material impairment loss within results of discontinued operations.
Subsequent to fiscal 2015, on June 1, 2015, we entered into an agreement with a third party wherein we have rights to the use of certain intellectual property designed to assist the Company in improving the operating efficiency of its manufacturing operations.  Also included in the contract is the right to receive certain services from a consulting group to assist in implementing improvement processes at the Company’s manufacturing facilities. In connection with this agreement, the Company is required to make annual payments ranging from $15 million to $20 million to the third party for a total of $130 million. This agreement requires such contractual payments to occur each year from fiscal 2016 through fiscal 2022.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ConAgra Foods, Inc.:

We have audited the accompanying consolidated balance sheets of ConAgra Foods, Inc. and subsidiaries (the Company) as of May 31, 2015 and May 25, 2014, and the related consolidated statements of operations, comprehensive income (loss), common stockholders’ equity, and cash flows for each of the years in the three‑year period ended May 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ConAgra Foods, Inc. and subsidiaries as of May 31, 2015 and May 25, 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended May 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of May 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 17, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Omaha, Nebraska
July 17, 2015

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of May 31, 2015. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective.
Internal Control Over Financial Reporting
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated any change in the Company's internal control over financial reporting that occurred during the quarter covered by this report and determined that there was no change in the Company's internal control over financial reporting during the fourth quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

With the participation of ConAgra Foods' Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of ConAgra Foods' internal control over financial reporting as of May 31, 2015. In making this assessment, management used criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management concluded that, as of May 31, 2015, its internal control over financial reporting was effective.

The effectiveness of ConAgra Foods' internal control over financial reporting as of May 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

/s/ SEAN M. CONNOLLY Sean M. Connolly President and Chief Executive Officer July 17, 2015	/s/ JOHN F. GEHRING John F. Gehring Executive Vice President and Chief Financial Officer July 17, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ConAgra Foods, Inc.:

We have audited ConAgra Foods, Inc.'s (the Company) internal control over financial reporting as of May 31, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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
In our opinion, ConAgra Foods, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 31, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of May 31, 2015 and May 25, 2014, and the related consolidated statements of operations, comprehensive income (loss), common stockholders' equity, and cash flows for each of the years in the three-year period ended May 31, 2015, and our report dated July 17, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Omaha, Nebraska
July 17, 2015

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to our Directors will be set forth in the 2015 Proxy Statement under the heading “Voting Item #1—Election of Directors,” and the information is incorporated herein by reference.
Information regarding our executive officers is included in Part I of this Form 10-K under the heading “Executive Officers of the Registrant,” as permitted by Instruction 3 to Item 401(b) of Regulation S-K.
Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by our Directors, executive officers, and holders of more than ten percent of our equity securities will be set forth in the 2015 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” and the information is incorporated herein by reference.
Information with respect to the Audit / Finance Committee and the audit committee’s financial experts will be set forth in the 2015 Proxy Statement under the heading “Board Committees—Audit / Finance Committee,” and the information is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
Information with respect to director and executive compensation and our Human Resources Committee will be set forth in the 2015 Proxy Statement under the headings “Non-Employee Director Compensation,” “Board Committees—Human Resources Committee,” and “Executive Compensation,” and the information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners, directors and management will be set forth in the 2015 Proxy Statement under the heading “Information on Stock Ownership,” and the information is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information about shares of our common stock that may be issued upon the exercise of options, warrants, and rights under existing equity compensation plans as of our most recent fiscal year-end, May 31, 2015.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	19,522,930	$28.28	29,087,756
Equity compensation plans not approved by security holders	—	—	—
Total	19,522,930	$28.28	29,087,756

(1)
Column (a) includes 1,122,945 shares that could be issued under performance shares outstanding at May 31, 2015. The performance shares are earned and common stock issued if pre-set financial objectives are met. Actual shares issued may be equal to, less than, or greater than the number of outstanding performance shares included in column (a), depending on actual performance. Column (b) does not take these awards into account because they do not have an exercise price. The number of shares reflected in column (a) with respect to these performance shares assumes the vesting criteria will be achieved at target levels. Column (b) also excludes 2,159,509 restricted stock units and 705,075 deferral interests in deferred compensation plans that are included in column (a) but do not have an exercise price. The units vest and are payable in common stock after expiration of the time periods set forth in the related agreements. The interests in the deferred compensation plans are settled in common stock on the schedules selected by the participants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to Director independence and certain relationships and related transactions will be set forth in the 2015 Proxy Statement under the headings “Voting Item #1—Election of Directors—Consideration of Director Independence” and “Board Committees—Audit / Finance Committee,” and "Board Committees—Human Resources Committee" and the information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to the principal accountant will be set forth in the 2015 Proxy Statement under the heading “Voting Item #2: Ratification of the Appointment of Independent Auditor,” and the information is incorporated herein by reference.
PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a)    List of documents filed as part of this report:`
1.    Financial Statements
All financial statements of the Company as set forth under Item 8 of this Annual Report on Form 10-K.
2.    Financial Statement Schedules

Schedule Number	Description	Page Number
S-II	Valuation and Qualifying Accounts	98
	Report of Independent Registered Public Accounting Firm	99
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

CONAGRA FOODS, INC.

By:	/s/ SEAN M. CONNOLLY
Sean M. Connolly
President and Chief Executive Officer
July 17, 2015

By:	/s/ JOHN F. GEHRING
John F. Gehring
Executive Vice President and Chief Financial Officer
July 17, 2015

By:	/s/ ROBERT G. WISE
Robert G. Wise
Senior Vice President and Corporate Controller
July 17, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 17th day of July, 2015.

Sean M. Connolly*	Director
Mogens C. Bay*	Director
Stephen G. Butler*	Director
Steven F. Goldstone*	Director
Joie A. Gregor*	Director
Rajive Johri*	Director
W.G. Jurgensen*	Director
Richard H. Lenny*	Director
Ruth Ann Marshall*	Director
Andrew J. Schindler*	Director
Kenneth E. Stinson*	Director
Thomas K. Brown*	Director
*     John F. Gehring, by signing his name hereto, signs this annual report on behalf of each person indicated. Powers-of-Attorney authorizing John F. Gehring to sign this annual report on Form 10-K on behalf of each of the indicated Directors of ConAgra Foods, Inc. have been filed herein as Exhibit 24.

By:	/s/ JOHN F. GEHRING
John F. Gehring
Attorney-In-Fact

Schedule II
CONAGRA FOODS, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
For the Fiscal Years ended May 31, 2015, May 25, 2014, and May 26, 2013
(Dollars in millions)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Other		Deductions from Reserves		Balance at Close of Period
Year ended May 31, 2015
Allowance for doubtful receivables	$4.0	2.8	(0.2)	(1)	2.0	(3)	$4.6
Year ended May 25, 2014
Allowance for doubtful receivables	$5.9	1.3	—		3.2	(3)	$4.0
Year ended May 26, 2013
Allowance for doubtful receivables	$4.6	0.2	2.3	(2)	1.2	(3)	$5.9

(1)	Primarily translation incurred during fiscal 2015.

(2)	Primarily allowances acquired through fiscal 2013 business acquisitions.

(3)	Bad debts charged off and adjustments to previous reserves, less recoveries.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
ConAgra Foods, Inc.:
Under date of July 17, 2015, we reported on the consolidated balance sheets of ConAgra Foods, Inc. and subsidiaries (the Company) as of May 31, 2015 and May 25, 2014, and the related consolidated statements of operations, comprehensive income (loss), common stockholders’ equity, and cash flows for each of the years in the three-year period ended May 31, 2015, which are included in the annual report on Form 10-K for the fiscal year ended May 31, 2015. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the Index at Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.
In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/    KPMG LLP
Omaha, Nebraska
July 17, 2015

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

3.2
Amended and Restated By-Laws of ConAgra Foods, Inc., as Amended on May 7, 2015 and further amended on June 18, 2015, incorporated herein by reference to Exhibit 3.1 of ConAgra Foods' current report on Form 8-K dated June 18, 2015

4.1
Indenture, dated as of October 8, 1990, between ConAgra Foods, Inc. and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A. and The Chase Manhattan Bank (National Association)), as trustee, incorporated by reference to Exhibit 4.1 of ConAgra Foods' Registration Statement on Form S-3 (Registration No. 033-36967)

**10.1
ConAgra Foods, Inc. Amended and Restated Non-Qualified CRISP Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.1 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended November 23, 2008

**10.1.1
Amendment One dated November 29, 2010 to the ConAgra Foods, Inc. Amended and Restated Non-Qualified CRISP Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.1 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended February 27, 2011

**10.2
ConAgra Foods, Inc. Non-Qualified Pension Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.2 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended November 23, 2008

**10.2.1
Amendment One dated December 3, 2009 to ConAgra Foods, Inc. Nonqualified Pension Plan, incorporated herein by reference to Exhibit 10.2 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended February 28, 2010

**10.2.2
Amendment Two dated November 29, 2010 to the ConAgra Foods, Inc. Non-Qualified Pension Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.2 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended February 27, 2011

**10.3
ConAgra Foods, Inc. Directors' Deferred Compensation Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.4 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended November 23, 2008

**10.3.1
Amendment One dated December 10, 2010 to ConAgra Foods, Inc. Directors' Deferred Compensation Plan (September, 2009 Restatement), incorporated herein by reference to Exhibit 10.4 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended February 27, 2011

**10.4
ConAgra Foods, Inc. Amended and Restated Voluntary Deferred Compensation Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.3 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended November 23, 2008

**10.4.1
Amendment One dated December 3, 2009 to the ConAgra Foods, Inc. Amended and Restated Voluntary Deferred Compensation Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.1 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended February 28, 2010

**10.4.2
Amendment Two dated November 29, 2010 to ConAgra Foods, Inc. Amended and Restated Voluntary Deferred Compensation Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.3 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended February 27, 2011

**10.4.3
Amendment Three dated March 6, 2013 to ConAgra Foods, Inc. Amended and Restated Voluntary Deferred Compensation Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.1 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended February 24, 2013

**10.4.4
Amendment Four dated May 21, 2013 to ConAgra Foods, Inc. Amended and Restated Voluntary Deferred Compensation Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.4.4 of ConAgra Foods' annual report on Form 10-K for the fiscal year ended May 26, 2013

**10.4.5
Amendment No. 5 dated December 9, 2013 to ConAgra Foods, Inc. Amended and Restated Voluntary Deferred Compensation Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.1 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended February 23, 2014

**10.5	ConAgra Foods 1995 Stock Plan, incorporated herein by reference to Exhibit 10.7 of ConAgra Foods' annual report on Form 10-K for the fiscal year ended May 29, 2005

**10.6	ConAgra Foods 2000 Stock Plan, incorporated herein by reference to Exhibit 10.8 of ConAgra Foods' annual report on Form 10-K for the fiscal year ended May 29, 2005

**10.7
Amendment dated May 2, 2002 to ConAgra Foods Stock Plans and other Plans, incorporated herein by reference to Exhibit 10.10 of ConAgra Foods' annual report on Form 10-K for the fiscal year ended May 26, 2002

**10.8	ConAgra Foods 2006 Stock Plan, incorporated herein by reference to Exhibit 10.10 of ConAgra Foods' annual report on Form 10-K for the fiscal year ended May 28, 2006

**10.8.1
Form of Stock Option Agreement for Non-Employee Directors (ConAgra Foods 2006 Stock Plan), incorporated herein by reference to Exhibit 10.1 of ConAgra Foods' current report on Form 8-K dated October 3, 2006

**10.8.2
Form of Stock Option Agreement for Employees (ConAgra Foods 2006 Stock Plan), incorporated herein by reference to Exhibit 10.25 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended November 26, 2006

**10.8.3
Form of Restricted Stock Award Agreement (ConAgra Foods 2006 Stock Plan), incorporated herein by reference to Exhibit 10.26 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended November 26, 2006

**10.8.4
Form of Restricted Stock Unit Agreement (ConAgra Foods 2006 Stock Plan), incorporated herein by reference to Exhibit 10.27 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended November 26, 2006

**10.8.4.1
Amendment One to Restricted Stock Unit Agreement (ConAgra Foods 2006 Stock Plan), incorporated herein by reference to Exhibit 10.12 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended November 23, 2008

**10.8.5
Form of Restricted Stock Unit Agreement (ConAgra Foods 2006 Stock Plan) (Post-July 2007), incorporated herein by reference to Exhibit 10.13 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended November 23, 2008

**10.9	ConAgra Foods 2009 Stock Plan, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods' current report on Form 8-K dated September 28, 2009

**10.9.1
Form of Stock Option Agreement (ConAgra Foods 2009 Stock Plan) for Non-Employee Directors under the ConAgra Foods 2009 Stock Plan, incorporated herein by reference to Exhibit 10.5 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended August 30, 2009

**10.9.2	Form of Stock Option Agreement (ConAgra Foods 2009 Stock Plan), incorporated herein by reference to Exhibit 10.4 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended August 30, 2009

**10.9.3
Form of Stock Option Agreement for certain named executive officers (ConAgra Foods 2009 Stock Plan), incorporated herein by reference to Exhibit 10.6 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended August 30, 2009

**10.9.4
Form of Restricted Stock Unit Agreement (ConAgra Foods 2009 Stock Plan), incorporated herein by reference to Exhibit 10.3 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended August 30, 2009

**10.9.4.1
Form of Restricted Stock Unit Agreement (ConAgra Foods 2009 Stock Plan) (Choice Program), incorporated herein by reference to Exhibit 10.1 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended August 29, 2010

**10.9.4.2
Form of Restricted Stock Unit Agreement (ConAgra Foods 2009 Stock Plan) (Choice Program-post November 2010), incorporated herein by reference to Exhibit 10.5 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended February 27, 2011

**10.9.5
Form of Restricted Stock Unit Agreement for stock settled RSUs (ConAgra Foods 2009 Stock Plan post July 2012), incorporated herein by reference to Exhibit 10.1 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended August 26, 2012

**10.9.6
Form of Restricted Stock Unit Agreement (ConAgra Foods 2009 Stock Plan) (Ralcorp Transaction), incorporated herein by reference to Exhibit 10.10.6 of ConAgra Foods' annual report on Form 10-K for the fiscal year ended May 26, 2013

**10.9.7
Form of Restricted Stock Unit Agreement for Non-Employee Directors (ConAgra Foods 2009 Stock Plan), incorporated herein by reference to Exhibit 10.6 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended February 27, 2011

**10.9.8
Form of Restricted Stock Unit Agreement for Non-Employee Directors (ConAgra Foods 2009 Stock Plan) (post July 2012), incorporated herein by reference to Exhibit 10.2 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended August 26, 2012

**10.10	ConAgra Foods, Inc. 2014 Stock Plan, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ current report on Form 8-K filed September 19, 2014

**10.10.1	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the ConAgra Foods’ 2014 Stock Plan

**10.10.2	Form of Restricted Stock Unit Agreement (Cash-Settled) under the ConAgra Foods’ 2014 Stock Plan

**10.10.3	Form of Restricted Stock Unit Agreement (Stock-Settled) under the ConAgra Foods’ 2014 Stock Plan

**10.10.4	Form on Nonqualified Stock Option Agreement for Employees under the ConAgra Foods’ 2014 Stock Plan

**10.11	ConAgra Foods Executive Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10.2 of ConAgra Foods' current report on Form 8-K dated September 28, 2009

**10.12	ConAgra Foods, Inc. 2014 Executive Incentive Plan incorporated herein by reference to Exhibit 10.2 of ConAgra Foods’ current report on Form 8-K filed September 19, 2014

**10.13
ConAgra Foods, Inc. 2008 Performance Share Plan, effective July 16, 2008, incorporated herein by reference to Exhibit 10.3 of ConAgra Foods' quarterly report on Form 10-Q for quarter ended August 24, 2008

**10.14	CEO Performance Share Plan for Transitional Awards, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ current report on Form 8-K filed February 12, 2015

**10.15
ConAgra Foods, Inc. Deferred Compensation Plan Requirements dated December 10, 2010, incorporated herein by reference to Exhibit 10.7 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended February 27, 2011

**10.16
Form of Amended and Restated Change of Control Agreement between ConAgra Foods and its executives (pre September 2011), incorporated herein by reference to Exhibit 10.14 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended November 23, 2008

**10.16.1	Form of Change of Control Agreement between ConAgra Foods and its executives (post September 2011), as amended and restated on February 18, 2015

**10.17	Form of Executive Time Sharing Agreement, as adopted on February 18, 2015

**10.18
Amended and Restated Employment Agreement between ConAgra Foods and Gary M. Rodkin, incorporated herein by reference to Exhibit 10.15 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended November 23, 2008

**10.18.1
Letter Agreement, dated as of February 12, 2015, between ConAgra Foods and Gary M. Rodkin incorporated herein by reference to Exhibit 10.4 of ConAgra Foods’ current report on form 8-K filed February 12, 2015

**10.19	Stock Option Agreement between ConAgra Foods and Gary M. Rodkin incorporated herein by reference to Exhibit 10.2 of ConAgra Foods' current report on Form 8-K dated August 31, 2005

**10.20
Employment Agreement, dated as of February 12, 2015, between ConAgra Foods and Sean Connolly, incorporated herein by reference to Exhibit 10.2 of ConAgra Foods’ current report on Form 8-K filed February 12, 2015

**10.21
Change of Control Agreement, dated as of February 12, 2015, between ConAgra Foods and Sean Connolly, incorporated herein by reference to Exhibit 10.3 of ConAgra Foods’ current report on Form 8-K filed February 12, 2015

**10.22
Letter Agreement between ConAgra Foods, Inc. and Brian L. Keck dated September 7, 2010, as amended, incorporated herein by reference to Exhibit 10.2 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended August 28, 2011

**10.23	Amendment to Stock Option Agreements between ConAgra Foods, Inc. and Brian L. Keck dated March 14, 2014

**10.24
Letter Agreement between ConAgra Foods, Inc. and Paul Maass dated May 16, 2013, incorporated herein by reference to Exhibit 10.21 of ConAgra Foods' annual report on Form 10-K for the fiscal year ended May 26, 2013

**10.25	Transition and Separation Agreement with Paul Maass dated May 4, 2015

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
Amendment No. 1 to the Revolving Credit Agreement, entered into as of December 21, 2012, among ConAgra Foods, Inc., JPMorgan Chase Bank, N.A. as administrative agent and a lender and the other financial institutions party thereto, incorporated herein by reference to Exhibit 10.3 of ConAgra Foods' Current Report on Form 8-K filed December 27, 2012

10.26.2
Amendment No. 2 to the Revolving Credit Agreement entered into as of August 27, 2013, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods, quarterly report on Form 10-Q for the Quarter Ended November 24, 2013

10.26.3	Amendment No. 3 to the Revolving Credit Agreement, entered into as of March 23, 2015, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods Current Report on Form 8-K filed March 23, 2015

10.27
Term Loan Agreement, entered into as of December 21, 2012, among ConAgra Foods, Inc. and Bank of America, N.A., as administrative agent, JPMorgan Bank, N.A., as syndication agent and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, as sole lead arranger and sole bookrunner, and the other financial institutions party thereto, incorporated herein by reference to Exhibit 10.2 of ConAgra Foods' Current Report on Form 8-K filed December 27, 2012

10.28
Cooperation Agreement, dated as of July 8, 2015, between JANA Partners LLC and ConAgra Foods, Inc., incorporated herein by reference to Exhibit 99.1 of ConAgra Foods' current report on Form 8-K filed on July 8, 2015

12	Statement regarding computation of ratio of earnings to fixed charges

21	Subsidiaries of ConAgra Foods, Inc.

23	Consent of KPMG LLP

24	Powers of Attorney

31.1	Section 302 Certificate

31.2	Section 302 Certificate

32.1	Section 906 Certificates

The following materials from ConAgra Foods' Annual Report on Form 10-K for the year ended May 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Common Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

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