Form 10-Q
period 2015-08-30
CONAGRA FOODS INC /DE/
filed 2015-10-06
CIK 23217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________________
FORM 10-Q
 ______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of issuer’s common stock, as of August 30, 2015, was 432,911,194.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in millions except per share amounts)
(unaudited)

	Thirteen Weeks Ended
	August 30, 2015	August 24, 2014
Net sales	$2,793.8	$2,763.0
Costs and expenses:
Cost of goods sold	2,093.0	2,172.2
Selling, general and administrative expenses	405.4	393.8
Interest expense, net	80.3	83.3
Income from continuing operations before income taxes and equity method investment earnings	215.1	113.7
Income tax expense	84.9	43.1
Equity method investment earnings	37.0	25.6
Income from continuing operations	167.2	96.2
Income (loss) from discontinued operations, net of tax	(1,319.6)	388.3
Net income (loss)	$(1,152.4)	$484.5
Less: Net income attributable to noncontrolling interests	1.7	2.2
Net income (loss) attributable to ConAgra Foods, Inc.	$(1,154.1)	$482.3
Earnings (loss) per share — basic
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$0.38	$0.22
Income (loss) from discontinued operations attributable to ConAgra Foods, Inc. common stockholders	(3.06)	0.92
Net income (loss) attributable to ConAgra Foods, Inc. common stockholders	$(2.68)	$1.14
Earnings (loss) per share — diluted
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$0.38	$0.22
Income (loss) from discontinued operations attributable to ConAgra Foods, Inc. common stockholders	(3.03)	0.90
Net income (loss) attributable to ConAgra Foods, Inc. common stockholders	$(2.65)	$1.12
Cash dividends declared per common share	$0.25	$0.25
See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in millions)
(unaudited)

	Thirteen weeks ended			Thirteen weeks ended
	August 30, 2015			August 24, 2014
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income (loss)	$(1,539.5)	$387.1	$(1,152.4)	$767.2	$(282.7)	$484.5
Other comprehensive income (loss):
Reclassification for derivative adjustments included in net income	—	—	—	(0.5)	0.2	(0.3)
Unrealized gains on available-for-sale securities	—	—	—	0.1	—	0.1
Unrealized currency translation losses	(37.6)	—	(37.6)	(17.7)	—	(17.7)
Pension and post-employment benefit obligations:
Unrealized pension and post-employment benefit obligations	6.6	(1.6)	5.0	3.8	(1.0)	2.8
Reclassification for pension and post-employment benefit obligations included in net income	(1.3)	0.5	(0.8)	(0.2)	0.1	(0.1)
Comprehensive income (loss)	(1,571.8)	386.0	(1,185.8)	752.7	(283.4)	469.3
Comprehensive income (loss) attributable to noncontrolling interests	(1.1)	(0.3)	(1.4)	(0.8)	—	(0.8)
Comprehensive income (loss) attributable to ConAgra Foods, Inc.	$(1,570.7)	$386.3	$(1,184.4)	$753.5	$(283.4)	$470.1

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions except share data)
(unaudited)

	August 30, 2015	May 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$114.3	$164.7
Receivables, less allowance for doubtful accounts of $4.4 and $4.1	837.3	772.5
Inventories	1,827.3	1,715.2
Prepaid expenses and other current assets	183.0	276.3
Current assets held for sale	740.1	739.0
Total current assets	3,702.0	3,667.7
Property, plant and equipment	6,169.8	6,197.3
Less accumulated depreciation	(3,510.8)	(3,503.3)
Property, plant and equipment, net	2,659.0	2,694.0
Goodwill	4,689.5	4,699.5
Brands, trademarks and other intangibles, net	1,392.7	1,313.4
Other assets	973.3	933.5
Noncurrent assets held for sale	2,417.8	4,234.1
	$15,834.3	$17,542.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable	$13.1	$7.9
Current installments of long-term debt	1,557.3	1,008.0
Accounts payable	1,157.7	1,138.8
Accrued payroll	153.4	218.2
Other accrued liabilities	681.8	649.4
Current liabilities held for sale	283.6	287.9
Total current liabilities	3,846.9	3,310.2
Senior long-term debt, excluding current installments	6,103.7	6,653.0
Subordinated debt	195.9	195.9
Other noncurrent liabilities	1,980.0	2,023.2
Noncurrent liabilities held for sale	263.4	749.9
Total liabilities	12,389.9	12,932.2
Commitments and contingencies (Note 13)
Common stockholders' equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 567,907,172	2,839.7	2,839.7
Additional paid-in capital	1,072.7	1,049.4
Retained earnings	3,069.0	4,331.1
Accumulated other comprehensive loss	(359.8)	(329.5)
Less treasury stock, at cost, 134,995,978 and 139,702,605 common shares	(3,258.3)	(3,364.7)
Total ConAgra Foods, Inc. common stockholders' equity	3,363.3	4,526.0
Noncontrolling interests	81.1	84.0
Total stockholders' equity	3,444.4	4,610.0
	$15,834.3	$17,542.2
See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Thirteen weeks ended
	August 30, 2015	August 24, 2014
Cash flows from operating activities:
Net income (loss)	$(1,152.4)	$484.5
Income (loss) from discontinued operations	(1,319.6)	388.3
Income (loss) from continuing operations	167.2	96.2
Adjustments to reconcile income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	91.6	96.0
Asset impairment charges	0.6	1.3
Loss on sale of fixed assets	2.2	0.9
Earnings of affiliates in excess of distributions	(33.9)	(24.4)
Share-based payments expense	20.6	14.5
Contributions to pension plans	(2.7)	(2.8)
Pension benefit	—	(2.3)
Other items	(9.0)	23.0
Change in operating assets and liabilities excluding effects of business acquisitions and dispositions:
Accounts receivable	(64.6)	(16.6)
Inventory	(111.8)	(92.1)
Deferred income taxes and income taxes payable, net	(22.2)	(17.0)
Prepaid expenses and other current assets	10.9	13.5
Accounts payable	53.2	71.4
Accrued payroll	(55.3)	32.3
Other accrued liabilities	(6.0)	(33.6)
Net cash flows from operating activities — continuing operations	40.8	160.3
Net cash flows from operating activities — discontinued operations	26.0	73.3
Net cash flows from operating activities	66.8	233.6
Cash flows from investing activities:
Additions to property, plant and equipment	(108.0)	(90.4)
Sale of property, plant and equipment	12.9	1.8
Purchase of business, net of cash acquired	—	(75.4)
Purchase of intangible assets	(10.4)	—
Return of investment in equity method investee	—	402.9
Net cash flows from investing activities — continuing operations	(105.5)	238.9
Net cash flows from investing activities — discontinued operations	(20.0)	92.7
Net cash flows from investing activities	(125.5)	331.6
Cash flows from financing activities:
Net short-term borrowings	5.2	407.3
Issuance of long-term debt	—	550.0
Repayment of long-term debt	(2.5)	(1,486.7)
Cash dividends paid	(107.1)	(105.5)
Exercise of stock options and issuance of other stock awards	119.9	27.1
Other items	(1.4)	(5.9)
Net cash flows from financing activities	14.1	(613.7)
Effect of exchange rate changes on cash and cash equivalents	(1.6)	(0.9)
Net change in cash and cash equivalents	(46.2)	(49.4)
Discontinued operations cash activity included above:
Add: Cash balance included in assets held for sale at beginning of period	18.4	64.9
Less: Cash balance included in assets held for sale at end of period	22.6	21.9
Cash and cash equivalents at beginning of period	164.7	118.2
Cash and cash equivalents at end of period	$114.3	$111.8
See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirteen Weeks ended August 30, 2015 and August 24, 2014
(columnar dollars in millions except per share amounts)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The unaudited financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. The adjustments are of a normal recurring nature, except as otherwise noted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the ConAgra Foods, Inc. (the "Company", "we", "us", or "our") Annual Report on Form 10-K for the fiscal year ended May 31, 2015.
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

The following tables summarize the reclassifications from accumulated other comprehensive loss into operations:

	Thirteen Weeks Ended		Affected Line Item in the Condensed Consolidated Statement of Operations[1]
	August 30, 2015	August 24, 2014
Net derivative adjustment, net of tax:
Cash flow hedges	$—	$(0.5)	Interest expense, net
	—	(0.5)	Total before tax
	—	0.2	Income tax expense
	$—	$(0.3)	Net of tax
Amortization of pension and postretirement healthcare liabilities:
Net prior service benefit	$(1.3)	$(1.1)	Selling, general and administrative expenses
Net actuarial loss	—	0.9	Selling, general and administrative expenses
	(1.3)	(0.2)	Total before tax
	0.5	0.1	Income tax expense
	$(0.8)	$(0.1)	Net of tax
1 Amounts in parentheses indicate income recognized in the Condensed Consolidated Statement of Operations.
Reclassifications and other changes — Certain prior year amounts have been reclassified to conform with current year presentation.
Use of Estimates — Preparation of financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions. These estimates and assumptions affect reported amounts of assets, liabilities, revenues, and expenses as reflected in the condensed consolidated financial statements. Actual results could differ from these estimates.
Recently Issued Accounting Standards — In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP. On July 9, 2015, the FASB deferred the effective date of the new revenue recognition standard by one year. Based on the FASB’s ASU, we will apply the new revenue standard in our fiscal year 2019. Early adoption in our fiscal year 2018 is permitted. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. The standard permits the use of either the retrospective or cumulative effect transition method.
In July 2015, the FASB issued ASU 2015-11, Inventory, which requires an entity to measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The effective date for the standard is for fiscal years beginning after December 15, 2016. Early adoption is permitted. We do not expect this ASU to to have a material impact to our financial statements. The standard is to be applied prospectively.

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
In July 2014, we acquired TaiMei Potato Industry Limited, a potato processor in China, for $92.2 million, consisting of $74.9 million in cash, net of cash acquired, plus assumed liabilities. The purchase included property and equipment associated with making frozen potato products. Final purchase price allocation resulted in $23.8 million of goodwill and $3.5 million of other intangible assets. The amount allocated to goodwill is not deductible for income tax purposes. This business is included in the Commercial Foods segment.
Under the acquisition method of accounting, the assets acquired and liabilities assumed in these acquisitions were recorded at their respective estimated fair values at the date of acquisition.

3. DISCONTINUED OPERATIONS AND THE FORMATION OF ARDENT MILLS
Private Brands Operations
On June 30, 2015, we announced that we are pursuing the divestiture of our Private Brands operations. On August 7, 2015, we determined that certain assets and liabilities related to the Private Brands segment were required to be classified as assets and liabilities held for sale. As a result of this determination and preliminary indications of interest from potential buyers, we concluded that the net assets held for sale were further impaired. We recognized a pre-tax impairment charge of $1.81 billion ($1.34 billion after-tax) in the first quarter of fiscal 2016 to write-down the goodwill and long-lived assets of the Private Brands business to the estimated sales price, less costs to sell. These amounts reflect management's preliminary estimates and subsequent negotiations and the closing on any sale of these assets could result in further adjustments to this impairment. We reflected the results of these operations as discontinued operations for all periods presented. The assets and liabilities of the discontinued business have been reclassified as assets and liabilities held for sale within our Condensed Consolidated Balance Sheets for all periods presented.
ConAgra Mills Operations
On May 29, 2014, the Company, Cargill, Incorporated, and CHS, Inc. completed the formation of the Ardent Mills joint venture ("Ardent Mills"). In connection with the formation, we contributed all of the assets of ConAgra Mills, our milling operations, including $49.0 million of cash, to Ardent Mills, we received a 44% ownership interest in Ardent Mills, and Ardent Mills distributed $391.4 million in cash to us as a return of capital. The contribution of the assets of ConAgra Mills in exchange for a non-controlling interest in the newly formed joint venture is required to be accounted for at fair value, and accordingly, we recognized a gain of $625.6 million ($379.6 million after-tax) in fiscal 2015 in income from discontinued operations to reflect the excess of the fair value of our interest over its carrying value at the time of the transfer. As part of the formation of Ardent Mills, in the fourth quarter of fiscal 2014, pursuant to an agreement with the U.S. Department of Justice, we sold three flour milling facilities to Miller Milling Company LLC for $163.0 million. We received the cash proceeds from the sale of these flour milling facilities in the first quarter of fiscal 2015. In the first quarter of fiscal 2015, we used the net cash proceeds from the Ardent Mills transaction to repay debt. The operating results of our legacy milling business, including the disposition of three mills aforementioned, are included as discontinued operations within our Condensed Consolidated Statements of Operations.
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

and as a result, we recognized only two months of earnings from Ardent Mills during the first quarter of fiscal 2015. At August 30, 2015, the carrying value of our equity method investment in Ardent Mills was $732.7 million, which is included in Other Assets.
We entered into transition services agreements in connection with this contribution and recognized $2.9 million and $3.8 million of income for the performance of transition services during the first quarter of fiscal 2016 and 2015, respectively, classified within selling, general and administrative expenses.
The summary comparative financial results of discontinued operations were as follows:

	Thirteen Weeks Ended
	August 30, 2015	August 24, 2014
Net sales	$894.2	$954.2
Net gain on sale of businesses	$—	$626.5
Goodwill and long-lived asset impairment charges	(1,812.3)	—
Income from operations of discontinued operations before income taxes and equity method investment earnings	20.7	1.4
Income (loss) before income taxes	(1,791.6)	627.9
Income tax expense (benefit)	(472.0)	239.6
Income (loss) from discontinued operations, net of tax	$(1,319.6)	$388.3
Assets and Liabilities Held for Sale
The assets and liabilities classified as held for sale reflected in our Condensed Consolidated Balance Sheets were as follows:

	August 30, 2015	May 31, 2015
Cash and cash equivalents	$22.6	$18.4
Receivables, less allowance for doubtful accounts of $0.4 and $0.5	201.8	200.4
Inventories	511.9	486.0
Prepaid expenses and other current assets	3.8	34.2
Current assets held for sale	$740.1	$739.0
Property, plant and equipment, net	$898.2	$914.1
Goodwill	991.5	1,600.8
Brands, trademarks and other intangibles, net	525.1	1,716.6
Other assets	3.0	2.6
Noncurrent assets held for sale	$2,417.8	$4,234.1
Accounts payable	$226.9	$219.5
Other accrued liabilities	56.7	68.4
Current liabilities held for sale	$283.6	$287.9
Senior long-term debt, excluding current installments	$39.9	$40.0
Other noncurrent liabilities	223.5	709.9
Noncurrent liabilities held for sale	$263.4	$749.9

4. RESTRUCTURING ACTIVITIES
Supply Chain and Administrative Efficiency Plan
We previously announced a plan for the integration and restructuring of the operations of Ralcorp Holdings, Inc. ("Ralcorp"), optimization of the entire Company's supply chain network, manufacturing assets, and dry distribution and mixing centers, and improvement of selling, general and administrative effectiveness and efficiencies, which we refer to as the Supply Chain and Administrative Efficiency Plan (the "SCAE Plan"). Although we announced on June 30, 2015 our intent to exit the Private Brands business, a divestiture of our Private Brands operations may not occur in a timely manner or at all. We will continue to implement portions of the SCAE Plan, including work related to optimizing our supply chain network and pursue cost reductions through our selling, general and administrative functions and productivity improvements.
Although we remain unable to make good faith estimates relating to the entire SCAE Plan, we are reporting on actions initiated through the end of the first quarter of fiscal 2016, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have resulted or will result in cash outflows. As of August 30, 2015, our Board of Directors has approved the incurrence of up to $394.0 million of expenses in connection with the SCAE Plan, including expenses allocated for the Private Brands operations. We have incurred or expect to incur approximately $144.0 million of charges ($95.2 million of cash charges and $48.8 million of non-cash charges) for actions identified to date under the SCAE plan related to our continuing operations. In the first quarter of fiscal 2016 and 2015, we recognized charges of $17.4 million and $15.5 million, respectively, in relation to the SCAE Plan. We expect to incur costs related to the SCAE Plan over a multi-year period.
We anticipate that we will recognize the following pre-tax expenses in association with the SCAE Plan (amounts include charges recognized from plan inception through the first quarter of fiscal 2016):

	Consumer Foods	Commercial Foods	Corporate	Total
Multi-employer pension costs	$1.5	$—	$—	$1.5
Accelerated depreciation	39.3		1.6	40.9
Other cost of goods sold	6.3	—	—	6.3
Total cost of goods sold	47.1	—	1.6	48.7
Severance and related costs (recoveries)	26.2	8.1	11.4	45.7
Fixed asset impairment / Net gain on disposal	1.0	—	—	1.0
Accelerated depreciation	—	—	0.8	0.8
Other selling, general and administrative expenses	19.6	—	28.2	47.8
Total selling, general and administrative expenses	46.8	8.1	40.4	95.3
Consolidated total	$93.9	$8.1	$42.0	$144.0
During the first quarter of fiscal 2016, we recognized the following pre-tax expenses for the SCAE Plan:

	Consumer Foods	Commercial Foods	Corporate	Total
Accelerated depreciation	$3.6	$—	$0.1	$3.7
Other cost of goods sold	0.1	—	—	0.1
Total cost of goods sold	3.7	—	0.1	3.8
Severance and related costs (recoveries)	0.8	0.1	3.6	4.5
Fixed asset impairment / Net gain on disposal	(0.1)	—	—	(0.1)
Other selling, general and administrative expenses	2.2	—	7.0	9.2
Total selling, general and administrative expenses	2.9	0.1	10.6	13.6
Consolidated total	$6.6	$0.1	$10.7	$17.4
Included in the above amounts are $13.4 million of charges that have resulted or will result in cash outflows and $4.0 million in non-cash charges. Not included in the above amounts are $3.9 million of pre-tax expenses related to the Private Brands operations we plan to sell.

We recognized the following cumulative (plan inception to August 30, 2015) pre-tax expenses related to the SCAE Plan in our Condensed Consolidated Statements of Operations:

	Consumer Foods	Commercial Foods	Corporate	Total
Multi-employer pension costs	$1.5	$—	$—	$1.5
Accelerated depreciation	25.1	—	1.1	26.2
Other cost of goods sold	2.2	—	—	2.2
Total cost of goods sold	28.8	—	1.1	29.9
Severance and related costs (recoveries)	22.3	8.1	11.4	41.8
Fixed asset impairment / Net gain on disposal	1.0	—	—	1.0
Accelerated depreciation	—	—	0.8	0.8
Other selling, general and administrative expenses	7.8	—	15.0	22.8
Total selling, general and administrative expenses	31.1	8.1	27.2	66.4
Consolidated total	$59.9	$8.1	$28.3	$96.3
Included in the above amounts are $66.3 million of charges that have resulted or will result in cash outflows and $30.0 million in non-cash charges. Not included in the above amounts are $122.4 million of pre-tax expenses ($76.6 million of cash charges and $45.8 million of non-cash charges) related to the Private Brands operations we plan to sell.
Liabilities recorded for the SCAE Plan and changes therein for the first quarter of fiscal 2016 were as follows:

	Balance at May 31, 2015	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Changes in Estimates	Balance at August 30, 2015
Multi-employer pension costs	$11.4	$0.2	$(0.1)	$—	$11.5
Severance	16.4	6.1	(9.1)	(0.4)	13.0
Other costs	4.5	8.9	(3.2)	0.2	10.4
Total	$32.3	$15.2	$(12.4)	$(0.2)	$34.9
On October 1, 2015, subsequent to the end of the first quarter of fiscal 2016, we announced a restructuring plan to realize efficiency benefits through a combination of reductions in selling, general and administrative expenses and enhancements to trade spend processes and tools. We estimate we will incur total non-recurring charges of approximately $345 million, substantially all of which are expected to be cash charges, over the next two to three years in connection with the restructuring.

5. LONG-TERM DEBT AND REVOLVING CREDIT FACILITY
On September 21, 2015, the Company entered into an amendment to its $1.5 billion revolving credit facility to exclude certain non-cash impairments from the calculation of the fixed charge ratio. As of August 30, 2015, we were in compliance with all financial covenants in the facility.
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

Net interest expense from continuing operations consists of:

	Thirteen Weeks Ended
	August 30, 2015	August 24, 2014
Long-term debt	$82.3	$85.1
Short-term debt	0.2	0.5
Interest income	(0.2)	(0.5)
Interest capitalized	(2.0)	(1.8)
	$80.3	$83.3
During fiscal 2014, we entered into interest rate swap contracts to hedge the fair value of certain of our senior long-term debt instruments maturing in fiscal 2019 and 2020, effectively converting interest on this debt from fixed rate to floating rate (See Note 8). These swaps, which were designated as fair value hedges, reduced our interest expense by $2.6 million in the first quarter of fiscal 2015. The interest rate swaps were terminated during the third quarter of fiscal 2015. The cumulative adjustments to the fair value of the debt instruments that were hedged (the effective portion of the hedges), totaling $12.6 million, will be amortized as a reduction of interest expense over the remaining lives of the debt instruments (through fiscal 2020). Our net interest expense was reduced by $0.6 million for the first quarter of fiscal 2016 as a result of this amortization.

6. VARIABLE INTEREST ENTITIES
Variable Interest Entities Consolidated
We own a 49.99% interest in Lamb Weston BSW, LLC ("Lamb Weston BSW"), a potato processing venture with Ochoa Ag Unlimited Foods, Inc. ("Ochoa"). We provide all sales and marketing services to Lamb Weston BSW. Under certain circumstances, we could be required to compensate Ochoa for lost profits resulting from significant production shortfalls ("production shortfalls"). Commencing on June 1, 2018, or on an earlier date under certain circumstances, we have a contractual right to purchase the remaining equity interest in Lamb Weston BSW from Ochoa (the "call option"). We are currently subject to a contractual obligation to purchase all of Ochoa's equity investment in Lamb Weston BSW at the option of Ochoa (the "put option"). The purchase prices under the call option and the put option (the "options") are based on the book value of Ochoa's equity interest at the date of exercise, as modified by an agreed-upon rate of return for the holding period of the investment balance. The agreed-upon rate of return varies depending on the circumstances under which any of the options are exercised. As of August 30, 2015, the price at which Ochoa had the right to put its equity interest to us was $42.1 million. This amount is presented within other noncurrent liabilities in our Condensed Consolidated Balance Sheets. We have determined that Lamb Weston BSW is a variable interest entity and that we are the primary beneficiary of the entity. Accordingly, we consolidate the financial statements of Lamb Weston BSW.
We hold a promissory note from Lamb Weston BSW, the balance of which was $36.1 million at August 30, 2015. The promissory note is due in December 2015. The promissory note is currently accruing interest at a rate of LIBOR plus 200 basis points with a floor of 3.25%. In addition, as of August 30, 2015, we provided lines of credit of up to $15.0 million to Lamb Weston BSW. Borrowings under the lines of credit bear interest at a rate of LIBOR plus 200 basis points with a floor of 3.25%. The amounts owed by Lamb Weston BSW to the Company are not reflected in our Condensed Consolidated Balance Sheets, as they are eliminated in consolidation.
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

Due to the consolidation of this variable interest entity, we reflected the following in our Condensed Consolidated Balance Sheets:

	August 30, 2015	May 31, 2015
Cash and cash equivalents	$14.4	$13.7
Receivables, less allowance for doubtful accounts	0.1	0.2
Inventories	1.4	1.3
Prepaid expenses and other current assets	0.2	0.3
Property, plant and equipment, net	53.2	53.2
Goodwill	18.8	18.8
Brands, trademarks and other intangibles, net	5.7	6.0
Total assets	$93.8	$93.5
Accounts payable	$14.3	$16.9
Accrued payroll	0.6	0.7
Other accrued liabilities	0.7	0.6
Other noncurrent liabilities (noncontrolling interest)	31.3	31.3
Total liabilities	$46.9	$49.5
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
We hold a 50% interest in Lamb Weston RDO, a potato processing venture. We provide all sales and marketing services to Lamb Weston RDO. We receive a fee for these services based on a percentage of the net sales of the venture. We reflect the value of our ownership interest in this venture in other assets in our Condensed Consolidated Balance Sheets, based upon the equity method of accounting. The balance of our investment was $14.2 million and $14.6 million at August 30, 2015 and May 31, 2015, respectively, representing our maximum exposure to loss as a result of our involvement with this venture. The capital structure of Lamb Weston RDO includes owners' equity of $28.3 million and term borrowings from banks of $41.6 million as of August 30, 2015. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this venture.
We lease certain office buildings from entities that we have determined to be variable interest entities. The lease agreements with these entities include fixed-price purchase options for the assets being leased. The lease agreements also contain contingent put options (the “lease put options”) that allow the lessors to require us to purchase the buildings at the greater of original construction cost, or fair market value, without a lease agreement in place (the “put price”) in certain limited circumstances. As a result of substantial impairment charges recently recorded, these lease put options are exercisable now and until generally 30 days after the end of the respective lease agreements. We are amortizing the difference between the estimated put price and the estimated fair value (without a lease agreement in place) of each respective property over the remaining respective lease term within selling, general, and administrative expenses. As of August 30, 2015, the estimated amount by which the put prices exceeded the fair values of the related properties was $103 million, of which we have accrued $5.7 million. As these buildings are worth considerably more when under lease agreements than when vacant, we may be able to mitigate some, or all of the financial exposure created by the put options by maintaining active lease agreements and/or by subleasing the buildings to credit worthy tenants. We do not expect to ultimately incur material financial losses as a result of the potential exercise of the lease put options by the lessors. These leases are accounted for as operating leases, and accordingly, there are no material assets or liabilities, other than the accrued portion of the put price, associated with these entities included in our Condensed Consolidated Balance Sheets. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of these entities. In making this determination, we have considered, among other items, the terms of the lease agreements, the expected remaining useful lives of the assets leased, and the capital structure of the lessor entities.

7. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
The change in the carrying amount of goodwill for the first quarter of fiscal 2016 was as follows:

	Consumer Foods	Commercial Foods	Total
Balance as of May 31, 2015	$3,824.6	$874.9	$4,699.5
Currency translation and purchase accounting adjustments	(9.5)	(0.5)	(10.0)
Balance as of August 30, 2015	$3,815.1	$874.4	$4,689.5
Other identifiable intangible assets were as follows:

	August 30, 2015		May 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$912.9	$—	$916.9	$—
Amortizing intangible assets	628.8	149.0	536.6	140.1
	$1,541.7	$149.0	$1,453.5	$140.1
Non-amortizing intangible assets are comprised of brands and trademarks.
Amortizing intangible assets, carrying a remaining weighted average life of approximately 16 years, are principally composed of customer relationships, licensing arrangements, and intellectual property. Based on amortizing assets recognized in our Condensed Consolidated Balance Sheet as of August 30, 2015, amortization expense is estimated to average $36.0 million for each of the next five years.
In the first quarter of fiscal 2016, we recorded an amortizing intangible asset of $92.8 million, of which only $10.4 million was a cash payment made in the first quarter of fiscal 2016. Remaining payments will be made over a six year period.

8. DERIVATIVE FINANCIAL INSTRUMENTS
Our operations are exposed to market risks from adverse changes in commodity prices affecting the cost of raw materials and energy, foreign currency exchange rates, and interest rates. In the normal course of business, these risks are managed through a variety of strategies, including the use of derivatives.
Commodity and commodity index futures and option contracts are used from time to time to economically hedge commodity input prices on items such as natural gas, vegetable oils, proteins, packaging materials, dairy, grains, and electricity. Generally, we economically hedge a portion of our anticipated consumption of commodity inputs for periods of up to 36 months. We may enter into longer-term economic hedges on particular commodities, if deemed appropriate. As of August 30, 2015, we had economically hedged certain portions of our anticipated consumption of commodity inputs using derivative instruments with expiration dates through June 2016.
In order to reduce exposures related to changes in foreign currency exchange rates, we enter into forward exchange, option, or swap contracts from time to time for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of August 30, 2015, we had economically hedged certain portions of our foreign currency risk in anticipated transactions using derivative instruments with expiration dates through May 2017.
From time to time, we may use derivative instruments, including interest rate swaps, to reduce risk related to changes in interest rates. This includes, but is not limited to, hedging against increasing interest rates prior to the issuance of long-term debt and hedging the fair value of our senior long-term debt.
Derivatives Designated as Cash Flow Hedges
During fiscal 2013, we entered into interest rate swap contracts to hedge a portion of the interest rate risk related to our issuance of long-term debt to partially finance the acquisition of Ralcorp. We settled these contracts during the third quarter of fiscal 2013 resulting in a deferred gain of $4.2 million on senior notes maturing in 2043 and a deferred loss of $2.0 million on senior notes maturing in 2023, both recognized in accumulated other comprehensive loss. These amounts are being amortized as a component of net interest expense over the lives of the related debt instruments. The unamortized amounts of the deferred gain and deferred loss at August 30, 2015 were $3.0 million and $1.3 million, respectively.

Derivatives Designated as Fair Value Hedges
During fiscal 2014, we entered into interest rate swap contracts to hedge the fair value of certain of our senior long-term debt instruments maturing in fiscal 2019 and 2020, effectively converting interest on this debt from fixed rate to floating rate. We designated these interest rate swap contracts as fair value hedges of the debt instruments (See Note 5).
Changes in fair value of such derivative instruments were immediately recognized in earnings along with changes in the fair value of the items being hedged (based solely on the change in the benchmark interest rate). In the first quarter of fiscal 2015, we recognized a loss of $2.2 million, representing the change in fair value of the interest rate swap contracts and a gain of $2.5 million, representing the change in fair value of the related senior long-term debt. The net gain of $0.3 million was classified within selling, general and administrative expenses.
The entire change in fair value of the derivative instruments was included in our assessment of hedge effectiveness.
We settled these contracts during the third quarter of fiscal 2015. The cumulative adjustment to the fair value of the debt instruments that were hedged, totaling $12.6 million, is being amortized as a reduction to interest expense over the remaining life of the debt instruments (through fiscal 2020). The unamortized amount of the deferred gain was $11.2 million at August 30, 2015.
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
All derivative instruments are recognized on our balance sheets at fair value (refer to Note 16 for additional information related to fair value measurements). The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. In accordance with U.S. GAAP, we offset certain derivative asset and liability balances, as well as certain amounts representing rights to reclaim cash collateral and obligations to return cash collateral, where master netting agreements provide for legal right of setoff. At August 30, 2015 and May 31, 2015, amounts representing a right to reclaim cash collateral of $12.9 million and $5.9 million, respectively, were included in prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets.
Derivative assets and liabilities and amounts representing a right to reclaim cash collateral or an obligation to return cash collateral were reflected in our Condensed Consolidated Balance Sheets as follows:

	August 30, 2015	May 31, 2015
Prepaid expenses and other current assets	$32.3	$32.2
Other accrued liabilities	14.5	14.2

The following table presents our derivative assets and liabilities, at August 30, 2015, on a gross basis, prior to the setoff of $14.0 million to total derivative assets and $26.9 million to total derivative liabilities where legal right of setoff existed:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Prepaid expenses and other current assets	$23.7	Other accrued liabilities	$41.0
Foreign exchange contracts	Prepaid expenses and other current assets	21.8	Other accrued liabilities	0.1
Other	Prepaid expenses and other current assets	0.8	Other accrued liabilities	0.3
Total derivatives not designated as hedging instruments		$46.3		$41.4
The following table presents our derivative assets and liabilities at May 31, 2015, on a gross basis, prior to the setoff of $7.3 million to total derivative assets and $13.2 million to total derivative liabilities where legal right of setoff existed:

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
The location and amount of gains (losses) from derivatives not designated as hedging instruments in our Condensed Consolidated Statements of Operations were as follows:

Derivatives Not Designated as Hedging Instruments	Location in Condensed Consolidated Statement of Operations of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized on Derivatives in Condensed Consolidated Statement of Operations for the Thirteen Weeks Ended
		August 30, 2015	August 24, 2014
Commodity contracts	Cost of goods sold	$(9.3)	$(26.9)
Foreign exchange contracts	Cost of goods sold	—	0.3
Foreign exchange contracts	Selling, general and administrative expense	0.1	0.2
Interest rate contracts	Selling, general and administrative expense	—	(1.4)
Total loss from derivative instruments not designated as hedging instruments		$(9.2)	$(27.8)
As of August 30, 2015, our open commodity contracts had a notional value (defined as notional quantity times market value per notional quantity unit) of $446.9 million and $298.0 million for purchase and sales contracts, respectively. As of May 31, 2015, our open commodity contracts had a notional value of $554.9 million and $393.1 million for purchase and sales contracts, respectively. The notional amount of our foreign currency forward and cross currency swap contracts as of August 30, 2015 and May 31, 2015 was $106.7 million and $108.6 million, respectively.
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

At August 30, 2015, the maximum amount of loss due to the credit risk of the counterparties, had the counterparties failed to perform according to the terms of the contracts, was $22.6 million.

9. SHARE-BASED PAYMENTS
For the first quarter of fiscal 2016 and 2015, we recognized total stock-based compensation expense (including stock options, restricted stock units, cash-settled restricted stock units, and performance shares) of continuing and discontinued operations of $22.4 million and $16.8 million, respectively. Included in the total stock-based compensation expense for the first quarter of fiscal 2016 and 2015 was $0.2 million and $0.3 million, respectively, related to stock options granted by a subsidiary in the subsidiary's shares to the subsidiary's employees. For the first quarter of fiscal 2016, we granted 0.8 million restricted stock units at a weighted average grant date price of $44.29, 0.7 million cash-settled restricted stock units at a weighted average grant date price of $44.72, 0.7 million stock options at a weighted average exercise price of $44.72, and 0.3 million performance shares at a weighted average grant date price of $41.73.
Performance shares are granted to selected executives and other key employees with vesting contingent upon meeting various Company-wide performance goals. The performance goals for the performance periods ending in fiscal 2016 and 2017 are based upon our earnings before interest, taxes, depreciation, and amortization ("EBITDA") return on capital, and revenue growth, each measured over the defined performance period. The awards actually earned will range from zero to two hundred twenty percent of the targeted number of performance shares for the performance periods ending in fiscal 2016 and 2017. A payout equal to 25% of approved target incentive is required to be paid out for each performance period, as applicable, if we achieve a threshold level of EBITDA return on capital for the performance periods ending in fiscal 2016 and 2017. The performance goal for the first year of the performance period ending in fiscal 2018 is based upon EBITDA return on capital. The performance goal for the last two years of the performance period ending in fiscal 2018 is based on an overarching earnings per share goal and the underlying performance goal for the two year period will be set at the start of fiscal 2017. The awards actually earned will range from zero to two hundred percent of the targeted number of performance shares for the performance period ending in fiscal 2018. Awards, if earned, will be paid in shares of our common stock. Subject to limited exceptions set forth in the performance share plan, any shares earned will be distributed at the end of the performance period. The value of the performance shares is adjusted based upon the market price of our common stock at the end of each reporting period and amortized as compensation expense over the vesting period.
The weighted average Black-Scholes assumptions for stock options granted during the first quarter of fiscal 2016 were as follows:

Expected volatility (%)	17.85
Dividend yield (%)	2.81
Risk-free interest rate (%)	1.70
Expected life of stock option (years)	4.96
The weighted average value of stock options granted during the first quarter of fiscal 2016 was $5.26 per option based upon a Black-Scholes methodology.

10. EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings (loss) per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock unit awards, and other dilutive securities.

The following table reconciles the income and average share amounts used to compute both basic and diluted earnings (loss) per share:

	Thirteen weeks ended
	August 30, 2015	August 24, 2014
Net income (loss) available to ConAgra Foods, Inc. common stockholders:
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$165.5	$94.0
Income (loss) from discontinued operations, net of tax, attributable to ConAgra Foods, Inc. common stockholders	(1,319.6)	388.3
Net income (loss) attributable to ConAgra Foods, Inc. common stockholders	$(1,154.1)	$482.3
Less: Increase in redemption value of noncontrolling interests in excess of earnings allocated	0.4	0.4
Net income (loss) available to ConAgra Foods, Inc. common stockholders	$(1,154.5)	$481.9
Weighted average shares outstanding:
Basic weighted average shares outstanding	430.7	423.9
Add: Dilutive effect of stock options, restricted stock unit awards, and other dilutive securities	5.0	5.4
Diluted weighted average shares outstanding	435.7	429.3
For the first quarter fiscal 2016 and 2015, there were 0.4 million and 4.8 million stock options outstanding, respectively, that were excluded from the computation of shares contingently issuable upon exercise because exercise prices exceeded the average market value of our common stock during the period.

11. INVENTORIES
The major classes of inventories were as follows:

	August 30, 2015	May 31, 2015
Raw materials and packaging	$329.6	$379.0
Work in process	148.2	128.2
Finished goods	1,267.8	1,127.4
Supplies and other	81.7	80.6
Total	$1,827.3	$1,715.2

12. INCOME TAXES
Income tax expense from continuing operations for the first quarter of fiscal 2016 and 2015 was $84.9 million and $43.1 million, respectively.
The amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $32.8 million as of August 30, 2015 and $35.3 million as of May 31, 2015. Included in the balance was $1.7 million as of both August 30, 2015 and May 31, 2015, for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. Any associated interest and penalties imposed would affect the tax rate. The gross unrecognized tax benefits excluded related liabilities for gross interest and penalties of $9.7 million and $9.5 million as of August 30, 2015 and May 31, 2015, respectively.
The net amount of unrecognized tax benefits at August 30, 2015 and May 31, 2015 that, if recognized, would impact the Company's effective tax rate was $21.6 million and $23.1 million, respectively. Recognition of these tax benefits would have a favorable impact on the Company's effective tax rate.
We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by up to $3.2 million over the next twelve months due to various federal, state, and foreign audit settlements and the expiration of statutes of limitations.
In connection with classifying the Private Brands operations as assets held for sale, we booked a deferred tax asset of $1.65 billion on the outside basis difference of our investment in this business. A full valuation allowance for the amount of the asset was created, as we have not met the accounting requirements for recognition of a benefit at this time.

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
The environmental proceedings associated with Beatrice include litigation and administrative proceedings involving Beatrice's status as a potentially responsible party at 37 Superfund, proposed Superfund, or state-equivalent sites. These sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. Beatrice has paid or is in the process of paying its liability share at 33 of these sites. Reserves for these matters have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The accrual for Beatrice-related environmental matters totaled $54.0 million as of August 30, 2015, a majority of which relates to the Superfund and state-equivalent sites referenced above. We expect expenditures for Beatrice-related environmental matters to continue for up to 18 years.
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
We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At August 30, 2015, the amount of supplier loans we have effectively guaranteed was $58.5 million. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.
Federal income tax credits were generated related to our sweet potato production facility in Delhi, Louisiana. Third parties invested in these income tax credits. We have guaranteed these third parties the face value of the income tax credits over their statutory lives, through fiscal 2017, in the event that the income tax credits are recaptured or reduced. The face value of the income tax credits was $26.7 million as of August 30, 2015. We believe the likelihood of recapture or reduction of the income tax credits is remote, and therefore we have not established a liability in connection with these guarantees.
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
We hold a fifty percent ownership interest in Lamb-Weston/Meijer, V.O.F. (“Lamb Weston Meijer”), a Netherlands joint venture, headquartered in the Netherlands, that manufactures and sells frozen potato products principally in Europe. We and our partner are jointly and severally liable for all legal liabilities of Lamb Weston Meijer. As of August 30, 2015 and May 31, 2015, the total liabilities of Lamb Weston Meijer were $112.4 million and $129.1 million, respectively. Lamb Weston Meijer is well capitalized, with partners’ equity of $270.4 million and $255.9 million as of August 30, 2015 and May 31, 2015, respectively. We have not established a liability on our balance sheets for the obligations of Lamb Weston Meijer, as we have determined the likelihood of any required payment by us to settle such liabilities of Lamb Weston Meijer is remote.
We lease certain office buildings from entities that we have determined to be variable interest entities. The lease agreements contain put options exercisable now and until generally 30 days after the end of the respective lease agreements, that allow the lessors to require us to purchase the buildings at the greater of original construction cost, or fair market value, without a lease in place. We have financial exposure with respect to these entities in the event we are required to purchase the leased buildings for a price in excess of the then current fair value under the applicable lease purchase options. We are amortizing the difference between the estimated put price and the estimated fair value (without a lease agreement in place) of each respective property over the remaining respective lease term within selling, general, and administrative expenses. As of August 30, 2015, the estimated amount by which the put prices exceeded the fair values of the related properties was $103 million, of which we have accrued $5.7 million. As these buildings are worth considerably more when under lease agreements than when vacant, we may be able to mitigate some, or all, of the related financial exposure created by the put options by maintaining active lease agreements and/or by subleasing the buildings to credit worthy tenants. We do not expect to ultimately incur material financial losses as a result of the potential exercise of the lease put options by the lessors.
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
Components of pension benefit and other postretirement benefit costs are (includes amounts related to discontinued operations):

	Pension Benefits
	Thirteen Weeks Ended
	August 30, 2015	August 24, 2014
Service cost	$23.8	$22.1
Interest cost	41.0	40.4
Expected return on plan assets	(66.9)	(67.0)
Amortization of prior service cost	0.7	0.9
Special termination benefits	—	6.9
Benefit cost — Company plans	(1.4)	3.3
Pension benefit cost — multi-employer plans	2.3	3.2
Total benefit cost	$0.9	$6.5

	Postretirement Benefits
	Thirteen Weeks Ended
	August 30, 2015	August 24, 2014
Service cost	$0.1	$0.1
Interest cost	2.0	2.5
Amortization of prior service benefit	(2.0)	(2.0)
Recognized net actuarial loss	—	0.9
Total cost	$0.1	$1.5
During the first quarter of fiscal 2016, we contributed $2.8 million to our pension plans and contributed $5.0 million to our other postretirement plans. Based upon the current funded status of the plans and the current interest rate environment, we anticipate making further contributions of approximately $10.2 million to our pension plans for the remainder of fiscal 2016. We anticipate making further contributions of $18.7 million to our other postretirement plans during the remainder of fiscal 2016. These estimates are based on ERISA guidelines, current tax laws, plan asset performance, and liability assumptions, which are subject to change.
Special termination benefits granted in connection with the formation of Ardent Mills resulted in the recognition of $6.9 million of expense in the first quarter of fiscal 2015. This expense was included in results of discontinued operations.

15. STOCKHOLDERS' EQUITY
The following table presents a reconciliation of our stockholders' equity accounts for the thirteen weeks ended August 30, 2015:

	ConAgra Foods, Inc. Stockholders' Equity
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at May 31, 2015	567.9	$2,839.7	$1,049.4	$4,331.1	$(329.5)	$(3,364.7)	$84.0	$4,610.0
Stock option and incentive plans			23.7	(0.2)		106.4		129.9
Currency translation adjustment					(34.5)		(3.1)	(37.6)
Activities of noncontrolling interests			(0.4)				0.2	(0.2)
Pension and postretirement healthcare benefits					4.2			4.2
Dividends declared on common stock; $0.25 per share				(107.8)				(107.8)
Net loss attributable to ConAgra Foods, Inc.				(1,154.1)				(1,154.1)
Balance at August 30, 2015	567.9	$2,839.7	$1,072.7	$3,069.0	$(359.8)	$(3,258.3)	$81.1	$3,444.4

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
The following table presents our financial assets and liabilities measured at fair value on a recurring basis, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of August 30, 2015:

	Level 1	Level 2	Level 3	Net Value
Assets:
Derivative assets	$9.7	$22.6	$—	$32.3
Available-for-sale securities	2.8	—	—	2.8
Deferred compensation assets	2.6	—	—	2.6
Total assets	$15.1	$22.6	$—	$37.7
Liabilities:
Derivative liabilities	$—	$14.5	$—	$14.5
Deferred compensation liabilities	46.6	—	—	46.6
Total liabilities	$46.6	$14.5	$—	$61.1

The following table presents our financial assets and liabilities measured at fair value on a recurring basis, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of May 31, 2015:

	Level 1	Level 2	Level 3	Net Value
Assets:
Derivative assets	$13.6	$18.6	$—	$32.2
Available-for-sale securities	2.8	—	—	2.8
Deferred compensation assets	2.6	—	—	2.6
Total assets	$19.0	$18.6	$—	$37.6
Liabilities:
Derivative liabilities	$—	$14.2	$—	$14.2
Deferred compensation liabilities	44.6	—	—	44.6
Total liabilities	$44.6	$14.2	$—	$58.8
Certain assets and liabilities, including long-lived assets, goodwill, asset retirement obligations, and cost and equity investments are measured at fair value on a nonrecurring basis. There were no significant fair value measurement losses recognized for such assets and liabilities in the periods reported.
The carrying amount of long-term debt (including current installments) was $7.9 billion as of August 30, 2015 and May 31, 2015. Based on current market rates, the fair value of this debt (level 2 liabilities) at August 30, 2015 and May 31, 2015, was estimated at $8.1 billion.

17. BUSINESS SEGMENTS AND RELATED INFORMATION
We report our operations in two reporting segments: Consumer Foods and Commercial Foods. In the first quarter of fiscal 2016, we announced that we plan to sell substantially all of the operations that were previously reported within the Private Brands segment. The Private Brands operations we plan to sell were classified as held for sale and the results of operations have been classified as discontinued operations for all periods presented. Minor portions of the former Private Brands segment are being retained and have been included in the Consumer Foods segment for all periods presented. Minor portions of the Consumer Foods and Commercial Foods segments have been classified as discontinued operations as we plan to include these with the sale of the private label operations.
The Consumer Foods reporting segment includes branded and private label food sold in various retail channels primarily in North America. Our food products are sold in a variety of categories (meals, entrees, condiments, pasta, sides, snacks, and desserts) in various retail channels across frozen, refrigerated, and shelf-stable temperature classes.
The Commercial Foods reporting segment includes commercially branded and private label food and ingredients, which are sold primarily to commercial, foodservice, restaurant, food manufacturing, and industrial customers. The segment's primary food items include: frozen potato and sweet potato items and a variety of vegetable, spice, and frozen bakery goods, which are sold under brands such as Lamb Weston® and Spicetec Flavors & Seasonings®.
We do not aggregate operating segments when determining our reporting segments.
Intersegment sales have been recorded at amounts approximating market. Operating profit for each of the segments is based on net sales less all identifiable operating expenses. General corporate expense, net interest expense, and income taxes have been excluded from segment operations.

	Thirteen Weeks Ended
	August 30, 2015	August 24, 2014
Net sales
Consumer Foods	$1,697.2	$1,703.0
Commercial Foods	1,096.6	1,060.0
Total net sales	$2,793.8	$2,763.0
Operating profit
Consumer Foods	$241.5	$193.1
Commercial Foods	138.8	118.9
Total operating profit	$380.3	$312.0
Equity method investment earnings
Consumer Foods	$0.7	$0.3
Commercial Foods	36.3	25.3
Total equity method investment earnings	$37.0	$25.6
Operating profit plus equity method investment earnings
Consumer Foods	$242.2	$193.4
Commercial Foods	175.1	144.2
Total operating profit plus equity method investment earnings	$417.3	$337.6
General corporate expense	$84.9	$115.0
Interest expense, net	80.3	83.3
Income tax expense	84.9	43.1
Income from continuing operations	$167.2	$96.2
Less: Net income attributable to noncontrolling interests	1.7	2.2
Income from continuing operations attributable to ConAgra Foods, Inc.	$165.5	$94.0
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
The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen Weeks Ended
	August 30, 2015	August 24, 2014
Net derivative losses incurred	$(9.3)	$(26.5)
Less: Net derivative gains (losses) allocated to reporting segments	(7.1)	6.8
Net derivative losses recognized in general corporate expenses	$(2.2)	$(33.3)
Net derivative gains (losses) allocated to Consumer Foods	$(6.1)	$3.7
Net derivative gains (losses) allocated to Commercial Foods	(1.0)	3.1
Net derivative gains (losses) included in segment operating profit	$(7.1)	$6.8
As of August 30, 2015, the cumulative amount of net derivative losses from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $17.1 million. This amount reflected net losses of $8.9 million incurred during the thirteen weeks ended August 30, 2015, as well as net losses of $8.2 million incurred prior to fiscal 2016. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results losses of $16.8 million in fiscal 2016 and $0.3 million in fiscal 2017 and thereafter.
Other Information
Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for 21% and 20% of consolidated net sales in the first quarter of fiscal 2016 and 2015, respectively, primarily in the Consumer Foods segment.
Wal-Mart Stores, Inc. and its affiliates accounted for approximately 15% and 16% of consolidated net receivables as of August 30, 2015 and May 31, 2015, respectively, primarily in the Consumer Foods segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. We undertake no responsibility for updating these statements. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These risks and uncertainties include, among other things: our ability to successfully execute an exit option for our Private Brands operations within the expected time frame or at all; our ability to successfully execute our long-term value creation strategy; our ability to realize the synergies and benefits contemplated by the Ardent Mills joint venture; risks and uncertainties associated with intangible assets, including any future goodwill or intangible assets impairment charges; the availability and prices of raw materials, including any negative effects caused by inflation or weather conditions; the effectiveness of our product pricing, including product innovation, any pricing actions and changes in promotional strategies; the ultimate outcome of litigation, including litigation related to the lead paint and pigment matters; future economic circumstances; industry conditions; the effectiveness of our hedging activities, including volatility in commodities that could impact our derivative positions and, in turn, our earnings; our ability to execute our operating and restructuring plans and achieve operating efficiencies; the success of our cost saving initiatives, innovation, and marketing investments; the competitive environment and related market conditions; the ultimate impact of any product recalls; access to capital; actions of governments and regulatory factors affecting our businesses, including the Patient Protection and Affordable Care Act; the amount and timing of repurchases of our common stock and debt, if any; the costs, disruption and diversion of management's attention associated with campaigns commenced by activist investors; and other risks described in our reports filed with the Securities and Exchange Commission. We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report.
The following discussion should be read together with our condensed consolidated financial statements and related notes contained in this report and with the financial statements, related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended May 31, 2015. Results for the first quarter of fiscal 2016 are not necessarily indicative of results that may be attained in the future.
Fiscal 2016 First Quarter Executive Overview
ConAgra Foods, Inc. (NYSE: CAG) is one of North America's largest packaged food companies with branded and private label food found in 99% of America's households, as well as a strong commercial foods business serving restaurants and foodservice operations globally. Consumers can find recognized brands such as Banquet®, Chef Boyardee®, Egg Beaters®, Healthy Choice®, Hebrew National®, Hunt's®, Marie Callender's®, Orville Redenbacher's®, PAM®, Peter Pan®, Reddi-wip®, Slim Jim®, Snack Pack®, and many other ConAgra Foods brands, along with food sold by ConAgra Foods under private labels, in grocery, convenience, mass merchandise, club, and drug stores. Additionally, ConAgra Foods supplies frozen potato and sweet potato products as well as other vegetable, spice, bakery, and branded and private label products to commercial, restaurant, and foodservice customers.
In the first quarter of fiscal 2016, we announced our plan to exit the Private Brands operations. Our plans for creating long-term value will center on a more aggressive approach to driving margin improvement through selling, general and administrative expense reductions, supply chain efficiencies, and other projects. Our plans also focus on growing our Consumer Foods and Commercial Foods segments, as well as balanced capital allocation.
In the first quarter of fiscal 2016, earnings reflected increases in Consumer Foods and Commercial Foods operating profit. Overall, we are focused on long-term margin enhancement opportunities. This includes portfolio segmentation work and improving innovation capabilities, as well as developing aggressive cost savings plans.
Diluted loss per share in the first quarter of fiscal 2016 was $2.65, including earnings of $0.38 per diluted share from continuing operations and a loss of $3.03 per diluted share from discontinued operations. Diluted earnings per share in the first quarter of fiscal 2015 were $1.12, including $0.22 per diluted share from continuing operations and $0.90 per diluted share from discontinued operations. Several significant items affect the comparability of year-over-year results of continuing operations (see "Items Impacting Comparability" below).
Items Impacting Comparability
Segment presentation of gains and losses from derivatives used for economic hedging of anticipated commodity input costs and economic hedging of foreign currency exchange rate risks of anticipated transactions is discussed in the segment review below.

Items of note impacting comparability for the first quarter of fiscal 2016 included charges totaling $17.4 million ($10.8 million after-tax) in connection with our Supply Chain and Administrative Efficiency Plan.
Items of note impacting comparability for the first quarter of fiscal 2015 included the following:

•
charges of $24.6 million ($15.1 million after-tax) related to early extinguishment of debt as a result of the payoff of our term loan facility and the repurchase of certain senior notes prior to maturity,

•	charges totaling $15.7 million ($9.7 million after-tax) in connection with our restructuring plans,

•	a benefit of $5.8 million ($5.8 million after-tax) related to the reduction of the legal accrual for pending matters associated with the 2007 peanut butter recall, and

•	a charge of $3.7 million ($2.3 million after-tax) in connection with a legal matter.
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
Discontinued Operations
On June 30, 2015, we announced our plan to sell substantially all of the Private Brands operations. As a result of the potential sale of our private label business and discontinuation of further significant business activities in the Private Brands segment, the potential sale has met the criteria specified in applicable accounting guidance in order for the related assets and liabilities to be classified as held for sale for the quarter ended August 30, 2015; therefore, the results of operations of the operations we plan to divest are included in our results of discontinued operations for all periods presented. The related assets and liabilities have been reclassified as assets and liabilities held for sale for all periods presented.
Formation of Ardent Mills
On May 29, 2014, the Company, Cargill, Incorporated, and CHS, Inc. completed the formation of the Ardent Mills joint venture ("Ardent Mills"). In connection with the formation, we contributed all of the assets of ConAgra Mills, including $49.0 million of cash, to Ardent Mills, we received a 44% ownership interest in Ardent Mills, and Ardent Mills distributed $391.4 million in cash to us as a return of capital. The contribution of the assets of ConAgra Mills in exchange for a non-controlling interest in the newly formed joint venture is required to be accounted for at fair value, and accordingly, we recognized a gain of $625.6 million ($379.6 million after-tax) in fiscal 2015 in income from discontinued operations, to reflect the excess of the fair value of our interest over its carrying value at the time of the transfer. As part of the formation of Ardent Mills, in the fourth quarter of fiscal 2014, pursuant to an agreement with the U.S. Department of Justice, we sold three flour milling facilities to Miller Milling Company LLC for $163.0 million. We received the cash proceeds from the sale of these flour milling facilities in the first quarter of fiscal 2015. In the first quarter of fiscal 2015, we used the net cash proceeds from the Ardent Mills transaction to repay debt. The operating results of our legacy milling business, including the disposition of three mills aforementioned, are included as discontinued operations.
Restructuring Plans
We previously announced a plan for the integration and restructuring of the operations of Ralcorp Holdings, Inc. ("Ralcorp"), optimization of the entire Company's supply chain network, manufacturing assets, and dry distribution and mixing centers, and improvement of selling, general and administrative effectiveness and efficiencies, which we refer to as the Supply Chain and Administrative Efficiency Plan ("SCAE Plan"). Although on June 30, 2015 we announced our intent to exit the Private Brands business, a divestiture of our Private Brands operations may not occur in a timely manner or at all. We will continue to implement portions of the SCAE Plan, including work related to optimizing our supply chain network and pursue cost reductions through our selling, general and administrative functions and trade and productivity improvements.

Although we remain unable to make good faith estimates relating to the entire SCAE Plan, we are reporting on actions initiated through the end of the first quarter of fiscal 2016, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have resulted or will result in cash outflows. As of August 30, 2015, our Board of Directors has approved the incurrence of up to $394.0 million of expenses in connection with the SCAE Plan. We have incurred or expect to incur approximately $144.0 million of charges ($95.2 million of cash charges and $48.8 million of non-cash charges) for actions identified to date under the SCAE plan. In the first quarter of fiscal 2016 and 2015, we recognized charges of $17.4 million and $15.5 million, respectively, in relation to the SCAE Plan. We expect to incur costs related to the SCAE Plan over a multi-year period.
On October 1, 2015, subsequent to the end of the first quarter of fiscal 2016, we announced a restructuring plan to realize efficiency benefits through a combination of reductions in selling, general and administrative expenses and enhancements to trade spend processes and tools. We estimate we will incur total non-recurring charges of approximately $345 million, substantially all of which are expected to be cash charges, over the next two to three years in connection with the restructuring.

SEGMENT REVIEW
We report our operations in two reporting segments: Consumer Foods and Commercial Foods. In the first quarter of fiscal 2016, we announced that we plan to sell substantially all of the operations that were previously reported within the Private Brands segment. The Private Brands operations we plan to sell were classified as held for sale and the results of operations have been classified as discontinued operations for all periods presented. Minor portions of the former Private Brands segment are being retained and have been included in the Consumer Foods segment for all periods presented. Minor portions of the Consumer Foods and Commercial Foods segments have been classified as discontinued operations as we plan to include these with the sale of the private label operations.
Consumer Foods
The Consumer Foods reporting segment includes branded and private label food sold in various retail channels primarily in North America. Our food products are sold in a variety of categories (meals, entrees, condiments, pasta, sides, snacks, and desserts) in various retail channels across frozen, refrigerated, and shelf-stable temperature classes.
Commercial Foods
The Commercial Foods reporting segment includes commercially branded and private label food and ingredients, which are sold primarily to commercial, restaurant, foodservice, food manufacturing, and industrial customers. The segment's primary food items include: frozen potato and sweet potato items and a variety of vegetable, spice, and frozen bakery goods, which are sold under brands such as Lamb Weston® and Spicetec Flavors & Seasonings®.
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
The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen Weeks Ended
($ in millions)	August 30, 2015	August 24, 2014
Net derivative losses incurred	$(9.3)	$(26.5)
Less: Net derivative gains (losses) allocated to reporting segments	(7.1)	6.8
Net derivative losses recognized in general corporate expenses	$(2.2)	$(33.3)
Net derivative gains (losses) allocated to Consumer Foods	$(6.1)	$3.7
Net derivative gains (losses) allocated to Commercial Foods	(1.0)	3.1
Net derivative gains (losses) included in segment operating profit	$(7.1)	$6.8
As of August 30, 2015, the cumulative amount of net derivative losses from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $17.1 million. This amount reflected net losses of $8.9 million incurred during the thirteen weeks ended August 30, 2015, as well as net losses of $8.2 million incurred prior to fiscal 2016. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results losses of $16.8 million in fiscal 2016 and $0.3 million in fiscal 2017 and thereafter.
Net Sales

	Net Sales
	Thirteen weeks ended
($ in millions) Reporting Segment	August 30, 2015	August 24, 2014	% Inc (Dec)
Consumer Foods	$1,697.2	$1,703.0	—%
Commercial Foods	1,096.6	1,060.0	4%
Total	$2,793.8	$2,763.0	1%
Net sales for the first quarter of fiscal 2016 were $2.79 billion, an increase of $30.8 million, or 1%, from the first quarter of fiscal 2015.
Consumer Foods net sales for the first quarter of fiscal 2016 were $1.70 billion, a decrease of $5.8 million, essentially flat compared to the first quarter of fiscal 2015. Results for the first quarter reflected flat volumes, a 2% increase in price/mix, and a 2% decrease from foreign exchange.
Sales of products associated with some of our significant brands, including Egg Beaters®, Libby's®, Odom's®, Orville Redenbacher's®, Pam®, PF Chang's®, Reddi Wip®, Rotel®, and Slim Jim®, grew in the first quarter of fiscal 2016, as compared to the first quarter of fiscal 2015. Significant brands whose products experienced sales declines in the first quarter of fiscal 2016 include Banquet®, Bertolli®, David®, Del Monte®, Healthy Choice®, Peter Pan®, Van Camp's®, and Wesson®.
Commercial Foods net sales were $1.10 billion for the first quarter of fiscal 2016, an increase of $36.6 million, or 4%, compared to the first quarter of fiscal 2015. Results for the first quarter of fiscal 2016 reflected a 5% increase in volume performance, partially offset by a 1% decrease in price/mix. Our Lamb Weston specialty potato products business net sales increased 5% in the first quarter of fiscal 2016 due to a 7% increase in volumes, partially offset by a 2% decrease in price/mix. The increase in sales for Lamb Weston primarily reflected strong domestic sales volumes. International sales volumes also improved as the negative impact from West Coast Port strike is no longer significant. Foodservice sales increased for the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015, primarily due to increased volume performance.
Selling, General and Administrative ("SG&A") Expenses (Includes general corporate expenses)
SG&A expenses totaled $405.4 million for the first quarter of fiscal 2016, an increase of $11.6 million, as compared to the first quarter of fiscal 2015. SG&A expenses for the first quarter of fiscal 2016 reflected the following:

•	expenses of $13.6 million in connection with our SCAE Plan,

•	an increase in advertising and promotion spending of $7.3 million,

•	an increase in lease expense related to a $5.7 million put option on leased office buildings, and

•	an increase of $4.8 million related to share-based incentives.
SG&A expenses for the first quarter of fiscal 2015 included charges of $24.6 million related to early extinguishment of debt as a result of the payoff of our term loan facility and the repurchase of certain senior notes prior to maturity, expenses of $8.0 million in connection with our restructuring plan, a benefit of $5.8 million related to the reduction of the legal accrual for pending matters associated with the 2007 peanut butter recall, and a charge of $3.7 million in connection with a legal matter.
Operating Profit (Earnings before general corporate expenses, interest expense, net, income taxes, and equity method investment earnings)

	Operating Profit
	Thirteen weeks ended
($ in millions) Reporting Segment	August 30, 2015	August 24, 2014	% Inc (Dec)
Consumer Foods	$241.5	$193.1	25%
Commercial Foods	138.8	118.9	17%

Consumer Foods operating profit for the first quarter of fiscal 2016 was $241.5 million, an increase of $48.4 million, or 25%, compared to the first quarter of fiscal 2015. Gross profits were $57.5 million higher in the first quarter of fiscal 2016 than in the first quarter of fiscal 2015. The higher gross profit was driven by improved plant productivity. Operating profit for the first quarter of fiscal 2016 also includes $12.1 million of negative impact from changes in foreign exchange rates and an increase in advertising and promotion expense of $5.2 million as compared with the year ago period. Charges totaling $6.6 million related to our restructuring plans also impacted Consumer Foods results in the first quarter of fiscal 2016, compared to $9.9 million in the first quarter of fiscal 2015.
For the first quarter of fiscal 2016, operating profit for the Commercial Foods segment was $138.8 million, an increase of $19.9 million, or 17%, from the first quarter of fiscal 2015. Gross profits in the Commercial Foods segment were $21.4 million higher in the first quarter of fiscal 2016 than in the first quarter of fiscal 2015. The increase in operating profit at Lamb Weston reflected good domestic performance, improved plant performance due to a better quality raw potato crop and good operating efficiencies; collectively, these more than offset increases in labor expense and lower profits from international sales. Foodservice operating profit increased due to increased volumes, combined with favorability in cost of goods sold. Commercial Foods operating profit for the first quarter of fiscal 2015 also included charges of $4.3 million related to the execution of our SCAE Plan.
Interest Expense, Net
Net interest expense was $80.3 million and $83.3 million for the first quarter of fiscal 2016 and 2015, respectively.
Income Taxes
In the first quarter of fiscal 2016 and 2015, our income tax expense from continuing operations was $84.9 million and $43.1 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately 34% and 31% for the first quarter of fiscal 2016 and 2015, respectively. The effective tax rate difference between the periods is due to a reduction of the legal accrual for matters associated with the 2007 peanut butter recall in fiscal 2015, which was not taxable.
We expect our effective tax rate in fiscal 2016 to be approximately 33-34%.
Equity Method Investment Earnings
Equity method investment earnings were $37.0 million ($36.3 million in the Commercial Foods segment and $0.7 million in the Consumer Foods segment) and $25.6 million ($25.3 million in the Commercial Foods segment and $0.3 million in the Consumer Foods segment) for the first quarter of fiscal 2016 and 2015, respectively. The increase in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 reflects a full quarter of earnings from the Ardent Mills joint venture, compared to two months in the first quarter of fiscal 2015, as we recognize earnings on a one-month lag, due to differences in fiscal year periods.
Results of Discontinued Operations
Our discontinued operations generated an after-tax loss of $1.32 billion and after-tax income of $388.3 million for the first quarter of fiscal 2016 and 2015, respectively. The results of discontinued operations for the first quarter of fiscal 2016 include a $1.81 billion ($1.34 billion after-tax) impairment of net assets held for sale to reflect our best estimate of the estimated proceeds from the sale of the private label business. The results of discontinued operations for the first quarter of fiscal 2015 include a pre-tax gain of $624.8 million ($381.2 million after-tax) recognized on the transactions related to the formation of Ardent Mills.
Earnings (Loss) Per Share
Diluted loss per share in the first quarter of fiscal 2016 was $2.65, including earnings of $0.38 per diluted share from continuing operations and a loss of $3.03 per diluted share from discontinued operations. Diluted earnings per share in the first quarter of fiscal 2015 were $1.12, including $0.22 per diluted share from continuing operations and $0.90 per diluted share from discontinued operations.

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
At August 30, 2015, we had a $1.5 billion revolving credit facility. The facility has historically been used principally as a back-up facility for our commercial paper program. As of August 30, 2015, there were no outstanding borrowings under the facility. The facility requires that our consolidated funded debt not exceed 65% of our consolidated capital base and that our fixed charges coverage ratio be greater than 1.75 to 1.0. On September 21, 2015, the Company entered into an amendment to the facility to exclude certain non-cash impairments from the calculation of the fixed charge coverage ratio. As of August 30, 2015, we were in compliance with all financial covenants in the facility.
As of August 30, 2015, we had $1.0 million outstanding under our commercial paper program. The highest level of borrowings under the commercial paper program during the first quarter of fiscal 2016 was $137.0 million. As of May 25, 2014, we had no borrowings outstanding under our commercial paper program.
As of the end of the first quarter of fiscal 2016, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the revolving credit facility, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult.
We repurchase our shares of common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board of Directors. In December 2011, the Company's Board of Directors approved a $750.0 million increase to our share repurchase authorization. Under the share repurchase authorization, we may repurchase our shares periodically over several years, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions. The authorization has no time limit and may be suspended or discontinued at any time. We did not repurchase any shares of our common stock under this program in the first quarter of fiscal 2016. The Company's total remaining share repurchase authorization as of August 30, 2015 was $131.9 million.
During the first quarter of fiscal 2016, the Company announced its intention to sell substantially all of the operations previously reported within the Private Brands segment. We expect to use the proceeds from this sale in accordance with our capital allocation strategy, balancing between further debt reduction, share repurchases, additional growth investment, and maintaining a top-tier dividend.
Subsequent to quarter end, we repaid the $250 million of 1.35% senior debt which became due in September 2015, principally through commercial paper borrowings.
Although a significant amount of our senior debt will mature during fiscal 2016, and over the next several years, we expect to maintain or have access to sufficient liquidity to either retire or refinance such debt, as market conditions warrant, from operating cash flows, our commercial paper program, proceeds from any divestitures, access to capital markets and our revolving credit facility.
Cash Flows
During the first quarter of fiscal 2016, we used $46.2 million of cash, which was the net result of $66.8 million generated from operating activities, $125.5 million used in investing activities, $14.1 million generated from financing activities, and a decrease of $1.6 million in cash due to the effect of changes in foreign currency exchange rates.
Cash generated from operating activities of continuing operations totaled $40.8 million in the first quarter of fiscal 2016, as compared to $160.3 million generated in the first quarter of fiscal 2015. We paid approximately $22.0 million more for annual incentive compensation in the first quarter of fiscal 2016 (earned in fiscal 2015) than in the first quarter of fiscal 2015 (earned in fiscal 2014). Additionally, approximately $30.7 million of cash was used to settle certain share based incentive awards. During the first quarter of fiscal 2016, our income tax payments were approximately $36.6 million more than those made in the first quarter of fiscal 2015. Working capital increases in the first quarter of fiscal 2016 were larger than in the first quarter of fiscal 2015 primarily due to increases in receivables due to increases in sales and timing of collections.
Cash generated from operating activities of discontinued operations were $26.0 million and $73.3 million in the first quarter of fiscal 2016 and 2015, respectively. The reduced contribution of cash from operating activities of discontinued operations reflects the reduced profits of the Private Brands business and the limited results of the milling business which were included in the first quarter of fiscal 2015.
Cash used in investing activities totaled $125.5 million in the first quarter of fiscal 2016 versus cash generated of $331.6 million in the first quarter of fiscal 2015. Investing activities of continuing operations in the first quarter of fiscal 2016 consisted primarily of capital expenditures of $108.0 million which included several significant plant expansions and improvements. Investing activities of continuing operations in the first quarter of fiscal 2015 consisted primarily of $402.9 million in cash received from Ardent Mills in connection with the formation of that joint venture, partially offset by capital expenditures of $90.4 million and the purchase of a potato manufacturer in China for $75.4 million in cash, net of cash acquired. Cash used in investing activities of discontinued operations in the first quarter of fiscal 2016 resulted primarily from capital expenditures of $20.0 million. Cash generated from investing activities of discontinued operations in the first quarter of fiscal 2015 totaled $92.7 million resulting from receipt of $163.0 million cash associated with the sale of three flour milling facilities at the end of fiscal 2014, partially offset by $49.0 million of cash contributed to Ardent Mills upon the formation of the joint venture and capital expenditures of $21.3 million associated with the Private Brands business.
Financing activities generated $14.1 million in the first quarter of fiscal 2016 and used $613.7 million in the first quarter of fiscal 2015. Proceeds from employee stock option exercises were $119.9 million and $27.1 million in the first quarter of fiscal 2016 and 2015, respectively. Dividends paid during the first quarter of fiscal 2016 and 2015 were $107.1 million and $105.5 million, respectively. In the first quarter of fiscal 2015, we repaid $1.49 billion of long-term debt, partially financed by the issuance of $550.0 million aggregate principal amount of floating rate notes and an increase in our short-term borrowings of $407.3 million, primarily commercial paper.
The Company had cash and cash equivalents of $114.3 million at August 30, 2015 and $164.7 million at May 31, 2015, of which $93.4 million at August 30, 2015 and $79.0 million at May 31, 2015 was held in foreign countries. During the first quarter of fiscal 2016 and 2015, domestic entities repaid $36.4 million and $37.8 million borrowed from certain of the Company's foreign subsidiaries during the fourth quarter of fiscal 2015 and 2014, respectively. The Company makes an assertion regarding the amount of earnings intended for permanent reinvestment outside the U.S., with the balance available to be repatriated to the U.S. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. No related tax liability has been accrued as of August 30, 2015. At August 30, 2015, management does not intend to permanently repatriate additional foreign cash. Any future decision to repatriate foreign cash could result in an adjustment to the deferred tax liability after considering available foreign tax credits and other tax attributes. It is not practicable to determine the amount of any such deferred tax liability at this time.
We estimate our capital expenditures in fiscal 2016 will be approximately $575 million. This includes amounts attributable to the Private Brands operations we intend to divest.
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
We hold a 50.0% interest in Lamb Weston RDO, a potato processing venture. We provide all sales and marketing services to Lamb Weston RDO. We receive a fee for these services based on a percentage of the net sales of the venture. We reflect the value of our ownership interest in this venture in other assets in our Condensed Consolidated Balance Sheets, based upon the equity method of accounting. The balance of our investment was $14.2 million and $14.6 million at August 30, 2015 and May 31, 2015, respectively, representing our maximum exposure to loss as a result of our involvement with this venture. The capital structure of Lamb Weston RDO includes owners' equity of $28.3 million and term borrowings from banks of $41.6 million as of August 30, 2015. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this venture.
We lease certain office buildings from entities that we have determined to be variable interest entities. The lease agreements with these entities include fixed-price purchase options for the assets being leased. The lease agreements also contain contingent put options (the “lease put options”) that allow the lessors to require us to purchase the buildings at the greater of original construction cost, or fair market value, without a lease agreement in place (the “put price”) in certain limited circumstances. As a result of substantial impairment charges recently recorded, these lease put options are exercisable now and until generally 30 days after the end of the respective lease agreements. As of August 30, 2015, the estimated amount by which the put prices exceeded the fair values of the related properties was $103 million, of which we have accrued $5.7 million. As these buildings are worth considerably more when under lease agreements than when vacant, we may be able to mitigate some, or all of the financial exposure created by the put options by maintaining active lease agreements and/or by subleasing the buildings to credit worthy tenants. We do not expect to ultimately incur material financial losses as a result of the potential exercise of the lease put options by the lessors. These leases are accounted for as operating leases, and accordingly, there are no material assets or liabilities, other than the accrued portion of the put price, associated with these entities included in our Condensed Consolidated Balance Sheets. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of these entities. In making this determination, we have considered, among other items, the terms of the lease agreements, the expected remaining useful lives of the assets leased, and the capital structure of the lessor entities.

OBLIGATIONS AND COMMITMENTS
As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as lease agreements, debt agreements, and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as "take-or-pay" contracts). The unconditional purchase obligation arrangements are entered into in our normal course of business in order to ensure adequate levels of sourced product are available. Of these items, debt, notes payable, and capital lease obligations, which totaled $7.8 billion as of August 30, 2015, were recognized as liabilities in our Condensed Consolidated Balance Sheets. Operating lease obligations and unconditional purchase obligations, which totaled $2.3 billion as of August 30, 2015, were not recognized as liabilities in our Condensed Consolidated Balance Sheets, in accordance with generally accepted accounting principles.

A summary of our contractual obligations as of August 30, 2015 was as follows (includes amounts related to discontinued operations):

	Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt	$7,732.5	$1,550.6	$1,710.2	$475.0	$3,996.7
Capital lease obligations	66.6	8.4	13.7	8.3	36.2
Operating lease obligations	484.5	84.2	142.7	87.9	169.7
Purchase obligations[1]	1,846.6	1,736.8	83.0	23.3	3.5
Notes payable	13.1	13.1	—	—	—
Total	$10,143.3	$3,393.1	$1,949.6	$594.5	$4,206.1
1 Amount includes open purchase orders and agreements, some of which are not legally binding and/or may be cancellable. Such agreements are generally settleable in the ordinary course of business in less than one year.
We are also contractually obligated to pay interest on our long-term debt and capital lease obligations. The weighted average coupon interest rate of the long-term debt obligations outstanding as of August 30, 2015 was approximately 4.1%.
The operating lease obligations noted in the table above have not been reduced by non-cancellable sublease rentals of $28.9 million.
We own a 49.99% interest in Lamb Weston BSW, LLC ("Lamb Weston BSW"), a potato processing venture with Ochoa Ag Unlimited Foods, Inc. ("Ochoa"). We provide all sales and marketing services to Lamb Weston BSW. Under certain circumstances, we could be required to compensate Ochoa for lost profits resulting from significant production shortfalls ("production shortfalls"). Commencing on June 1, 2018, or on an earlier date under certain circumstances, we have a contractual right to purchase the remaining equity interest in Lamb Weston BSW from Ochoa (the "call option"). We are currently subject to a contractual obligation to purchase all of Ochoa's equity investment in Lamb Weston BSW at the option of Ochoa (the "put option"). The purchase prices under the call option and the put option (the "options") are based on the book value of Ochoa's equity interest at the date of exercise, as modified by an agreed-upon rate of return for the holding period of the investment balance. The agreed-upon rate of return varies depending on the circumstances under which any of the options are exercised. As of August 30, 2015, the price at which Ochoa had the right to put its equity interest to us was $42.1 million. This amount, which is presented within other noncurrent liabilities in our Condensed Consolidated Balance Sheets, is not included in the "Contractual Obligations" table above as the payment is contingent upon the exercise of the put option by Ochoa, and the eventual occurrence and timing of such exercise is uncertain.
As of May 31, 2015, we had aggregate unfunded pension obligations totaling $553.2 million. This amount is not included in the table above, as the unfunded pension obligation is marked-to-market each fiscal year, and we do not expect to be required to make payments to fund these amounts in the foreseeable future. Based on current statutory requirements, we are not obligated to fund any amount to our qualified pension plans during the next twelve months. We estimate that we will make payments of approximately $10.2 million over the next twelve months to fund current benefits of nonqualified pension plans. See Note 14, Pensions and Postretirement Benefits, to the Condensed Consolidated Financial Statements, and the Company's Annual Report on Form 10-K for the year ended May 31, 2015, Critical Accounting Estimates - Employment Related Benefits, for further discussion of our pension obligations and factors that could affect estimates of this liability.

As part of our ongoing operations, we also enter into arrangements that obligate us to make future cash payments only upon the occurrence of a future event (e.g., guarantees of debt or lease payments of a third party should the third party be unable to perform). In accordance with generally accepted accounting principles, the following commercial commitments are not recognized as liabilities in our Condensed Consolidated Balance Sheets. A summary of our commitments, including commitments associated with equity method investments, as of August 30, 2015 was as follows:

	Amount of Commitment Expiration Per Period (in millions)
Other Commercial Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Guarantees	$87.9	$63.9	$5.4	$8.4	$10.2
Standby repurchase obligations	2.7	1.1	0.5	0.5	0.6
Other commitments	3.1	2.9	0.2	—	—
Total	$93.7	$67.9	$6.1	$8.9	$10.8
We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At August 30, 2015, the amount of supplier loans we have effectively guaranteed was $58.5 million, included in the table above. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.
Federal income tax credits were generated related to our sweet potato production facility in Delhi, Louisiana. Third parties invested in these income tax credits. We have guaranteed these third parties the face value of the income tax credits over their statutory lives, through fiscal 2017, in the event that the income tax credits are recaptured or reduced. The face value of the income tax credits was $26.7 million as of August 30, 2015. We believe the likelihood of recapture or reduction of the income tax credits is remote, and therefore we have not established a liability in connection with these guarantees.
We hold a fifty percent ownership interest in Lamb-Weston/Meijer, V.O.F. (“Lamb Weston Meijer”), a Netherlands joint venture, headquartered in the Netherlands, that manufactures and sells frozen potato products principally in Europe. We and our partner are jointly and severally liable for all legal liabilities of Lamb Weston Meijer. As of August 30, 2015, the total liabilities of Lamb Weston Meijer were $112.4 million. Lamb Weston Meijer is well capitalized, with partners’ equity of $270.4 million as August 30, 2015. We have not established a liability on our balance sheets for the obligations of Lamb Weston Meijer, as we have determined the likelihood of any required payment by us to settle such liabilities of Lamb Weston Meijer is remote.
The obligations and commitments tables above do not include any reserves for uncertainties in income taxes, as we are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes. The liability for gross unrecognized tax benefits at August 30, 2015 was $32.8 million. The net amount of unrecognized tax benefits at August 30, 2015, that, if recognized, would impact our effective tax rate was $21.6 million. Recognition of these tax benefits would have a favorable impact on our effective tax rate.

CRITICAL ACCOUNTING ESTIMATES
A discussion of our critical accounting estimates can be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in Part I, Item 7, of our Annual Report on Form 10-K for the fiscal year ended May 31, 2015. There were no material changes to the previously disclosed, except for the following:

Because forecasted sales and profits for the Private Brands segment continued to fall below our expectations relative to our previous projections throughout fiscal 2015, we performed quantitative analyses of goodwill on certain of our Private Brands segment reporting units in the second, third, and fourth quarters of fiscal 2015. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans and future industry and economic conditions. We estimated the future cash flows of each reporting unit within the Private Brands segment and calculated the net present value of those estimated cash flows using a risk adjusted discount rate, in order to estimate the fair value of each reporting unit from the perspective of a market participant. For this purpose, in our most recent analysis we used the sales growth rates, ranging from -1% in our cereal reporting unit to +5% in our Snacks reporting unit, and gross margin percentages used internally for our operating plans for fiscal 2016. We estimated the rates of sales and cash flow growth for the subsequent three years based upon known trends for each applicable product category, customer-specific facts, expected rates of material and labor inflation, and planned capital expenditures for each reporting unit. We used a discount rate and terminal growth rate of cash flows of 8% and 3%, respectively, to calculate the present value of estimated future cash flows. We then compared the estimated fair value of each reporting unit to the respective historical carrying value (including allocated assets and liabilities of certain shared and Corporate functions), and determined that the fair value of the reporting unit was less than the carrying value for six of our reporting units within the Private Brands segment throughout fiscal 2015. With the assistance of a third-party valuation specialist, we estimated the fair value of the assets and liabilities of each of these reporting units in order to determine the implied fair value of goodwill of each reporting unit. We recognized impairment charges for the difference between the implied fair value of goodwill and the carrying value of goodwill within each reporting unit at the respective measurement dates. Accordingly, during fiscal 2015, we recorded charges totaling $1.53 billion for the impairment of goodwill in the Private Brands segment. The following reporting units within Private Brands were impacted: $328.7 million in Bars and Coordinated, $195.1 million in Cereal, $157.1 million in Pasta, $536.5 million in Snacks, $174.4 million in Retail Bakery, and $136.1 million in Condiments.
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
Following the impairment charges recorded in fiscal 2015, the carrying value of goodwill in our Private Brands reporting units included $269.3 million for Cereal, $588.2 million for Pasta, $276.5 million for Snacks, and $535.5 million for Retail Bakery. All of the goodwill for the Bars and Coordinated and Condiments reporting units was impaired as of the end of fiscal 2015. If the future performance of one or more of the reporting units within the Private Brands segment falls short of our expectations or if there are significant changes in risk-adjusted discount rates due to changes in market conditions, we could be required to recognize additional, material impairment charges in future periods. Estimating future cash flows requires significant judgment by management in such areas as future economic conditions, industry-specific conditions, product pricing, and necessary capital expenditures. Due to the intense competitive environment in private label foods and the severity of recent declines in operating performance, the degree of uncertainty of future cash flows is high. Among other factors, the loss of significant customers, unplanned rates of materials inflation, loss of key personnel, and the entrance of new competitors could result in further reductions in forecasted future cash flows, and accordingly, further impairment charges.
On June 30, 2015, we announced that we are pursuing the divestiture of our Private Brands operations. On August 7, 2015, we determined that certain assets and liabilities related to the Private Brands segment were required to be classified as assets and liabilities held for sale. As a result of this determination and preliminary indications of interest from potential buyers, we concluded that the net assets held for sale were further impaired. We recognized a pre-tax impairment charge of $1.81 billion ($1.34 billion after-tax) in the first quarter of fiscal 2016 to write down the goodwill and long-lived assets of the Private Brands business to the estimated sales price, less costs to sell.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The principal market risks affecting us are exposures to price fluctuations of commodity and energy inputs, interest rates, and foreign currencies.
Other than the changes noted below, there have been no material changes in our market risk during the thirteen weeks ended August 30, 2015. For additional information, refer to the "Quantitative and Qualitative Disclosures about Market Risk" in Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2015.
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
The carrying amount of long-term debt (including current installments) was $7.9 billion as of August 30, 2015. Based on current market rates, the fair value of this debt at August 30, 2015 was estimated at $8.1 billion. As of August 30, 2015, a 1% increase in the interest rates would decrease the fair value of our fixed rate debt by approximately $395.4 million, while a 1% decrease in interest rates would increase the fair value of our fixed rate debt by approximately $446.9 million.
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
Value-at-Risk (VaR)
We employ various tools to monitor our derivative risk, including value-at-risk ("VaR") models. We perform simulations using historical data to estimate potential losses in the fair value of current derivative positions. We use price and volatility information for the prior 90 days in the calculation of VaR that is used to monitor our daily risk. The purpose of this measurement is to provide a single view of the potential risk of loss associated with derivative positions at a given point in time based on recent changes in market prices. Our model uses a 95% confidence level. Accordingly, in any given one day time period, losses greater than the amounts included in the table below are expected to occur only 5% of the time. We include commodity swaps, futures, and options and foreign exchange forwards, swaps, and options in this calculation. The following table provides an overview of our average daily VaR for our energy, agriculture, foreign exchange, and other commodities (including discontinued operations) over the thirteen weeks ended August 30, 2015 and August 24, 2014. Other commodities below consist primarily of forward and option contracts for a commodities index which includes items such as agricultural commodities, energy commodities, and metals. The other commodities category below may also include items such as packaging and/or livestock.

	Fair Value Impact
In Millions	Average During Thirteen Weeks Ended August 30, 2015	Average During Thirteen Weeks Ended August 24, 2014
Energy commodities	$1.1	$1.3
Agriculture commodities	2.7	2.2
Other commodities	—	1.2
Foreign exchange	0.2	0.2

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of August 30, 2015. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective.
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

Part II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For information regarding legal matters, please refer to Part I, Item 3 in the Company's Annual Report on Form 10-K for the year ended May 31, 2015, Note 17 to the Consolidated Financial Statements included therein and Note 13 to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS
A discussion of our risk factors can be found in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended May 31, 2015. There were no material changes to the previously disclosed risk factors during the first quarter of fiscal 2016.

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
Dated this 6th day of October, 2015.

EXHIBIT INDEX
All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by ConAgra Foods, Inc. (file number 001-07275), unless otherwise noted.

EXHIBIT	DESCRIPTION

3.1	ConAgra Foods' Certificate of Incorporation, as restated, incorporated herein by reference to Exhibit 3.1 of ConAgra Foods' current report on Form 8-K filed December 2, 2005

3.2
Amended and Restated By-Laws of ConAgra Foods, Inc., as amended on on May 7, 2015 and further amended on June 18, 2015, incorporated herein by reference to Exhibit 3.1 of ConAgra Foods' current report on Form 8-K dated June 18, 2015

4.1
Indenture, dated as of October 8, 1990, between ConAgra Foods, Inc. and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A. and The Chase Manhattan Bank (National Association)), as trustee, incorporated by reference to Exhibit 4.1 of ConAgra Foods' Registration Statement on Form S-3 (Registration File No. 033-36967)

10.1
Cooperation Agreement, dated as of July 8, 2015, between JANA Partners LLC and ConAgra Foods, Inc., incorporated herein by reference to Exhibit 99.1 of ConAgra Foods, current report on Form 8-K filed July 8, 2015

10.2*
Separation Agreement between Albert Bolles, Ph.D. and ConAgra Foods, Inc. dated August 11, 2015, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ current report on Form 8-K filed August 14, 2015

10.3*	Form of Retention Restricted Stock Unit Agreement (Stock Settled) under the ConAgra Foods’ 2014 Stock Plan

12	Statement regarding computation of ratio of earnings to fixed charges

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificates

101.1
The following materials from ConAgra Foods' Quarterly Report on Form 10-Q for the quarter ended August 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to ConAgra Foods' long-term debt are not filed with this Form 10-Q. ConAgra Foods will furnish a copy of any such long-term debt agreement to the Securities and Exchange Commission upon request.

*Management contract or compensatory plan