Form 10-Q
period 2015-11-29
CONAGRA FOODS INC /DE/
filed 2016-01-06
CIK 23217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________________
FORM 10-Q
 ______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 29, 2015
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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of issuer’s common stock, as of November 29, 2015, was 434,129,515.

Table of Contents

Part I. FINANCIAL INFORMATION		1
Item 1	Financial Statements	1
	Unaudited Condensed Consolidated Statements of Operations for the Thirteen and Twenty-six Weeks ended November 29, 2015 and November 23, 2014	1
	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Thirteen and Twenty-six Weeks ended November 29, 2015 and November 23, 2014	2
	Unaudited Condensed Consolidated Balance Sheets as of November 29, 2015 and May 31, 2015	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Twenty-six Weeks ended November 29, 2015 and November 23, 2014	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4	Controls and Procedures	38
Part II. OTHER INFORMATION		39
Item 1	Legal Proceedings	39
Item 1A	Risk Factors	39
Item 6	Exhibits	40
Signatures		41
Exhibit Index
Exhibit 10.1
Exhibit 12
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 101.1

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in millions except per share amounts)
(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	November 29, 2015	November 23, 2014	November 29, 2015	November 23, 2014
Net sales	$3,092.7	$3,136.4	$5,886.5	$5,899.4
Costs and expenses:
Cost of goods sold	2,264.7	2,379.1	4,357.7	4,551.3
Selling, general and administrative expenses	524.7	392.0	930.1	785.8
Interest expense, net	79.6	78.7	159.9	162.0
Income from continuing operations before income taxes and equity method investment earnings	223.7	286.6	438.8	400.3
Income tax expense	83.2	101.9	168.1	145.0
Equity method investment earnings	25.3	34.0	62.3	59.6
Income from continuing operations	165.8	218.7	333.0	314.9
Income (loss) from discontinued operations, net of tax	(6.5)	(202.8)	(1,326.1)	185.5
Net income (loss)	$159.3	$15.9	$(993.1)	$500.4
Less: Net income attributable to noncontrolling interests	4.4	5.9	6.1	8.1
Net income (loss) attributable to ConAgra Foods, Inc.	$154.9	$10.0	$(999.2)	$492.3
Earnings (loss) per share — basic
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$0.37	$0.50	$0.75	$0.72
Income (loss) from discontinued operations attributable to ConAgra Foods, Inc. common stockholders	(0.01)	(0.48)	(3.06)	0.44
Net income (loss) attributable to ConAgra Foods, Inc. common stockholders	$0.36	$0.02	$(2.31)	$1.16
Earnings (loss) per share — diluted
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$0.37	$0.49	$0.75	$0.71
Income (loss) from discontinued operations attributable to ConAgra Foods, Inc. common stockholders	(0.02)	(0.47)	(3.04)	0.43
Net income (loss) attributable to ConAgra Foods, Inc. common stockholders	$0.35	$0.02	$(2.29)	$1.14
Cash dividends declared per common share	$0.25	$0.25	$0.50	$0.50
See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in millions)
(unaudited)

	Thirteen weeks ended			Thirteen weeks ended
	November 29, 2015			November 23, 2014
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income	$248.3	$(89.0)	$159.3	$114.0	$(98.1)	$15.9
Other comprehensive income (loss):
Unrealized gains on available-for-sale securities	—	—	—	0.2	(0.1)	0.1
Unrealized currency translation losses	(18.4)	—	(18.4)	(35.1)	—	(35.1)
Pension and post-employment benefit obligations:
Unrealized pension and post-employment benefit obligations	—	—	—	—	0.1	0.1
Reclassification for pension and post-employment benefit obligations included in net income	(1.3)	0.5	(0.8)	(0.2)	—	(0.2)
Comprehensive income (loss)	228.6	(88.5)	140.1	78.9	(98.1)	(19.2)
Comprehensive income attributable to noncontrolling interests	3.7	(0.2)	3.5	4.1	—	4.1
Comprehensive income (loss) attributable to ConAgra Foods, Inc.	$224.9	$(88.3)	$136.6	$74.8	$(98.1)	$(23.3)

	Twenty-six weeks ended			Twenty-six weeks ended
	November 29, 2015			November 23, 2014
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income (loss)	$(1,291.2)	$298.1	$(993.1)	$881.2	$(380.8)	$500.4
Other comprehensive income (loss):
Reclassification for derivative adjustments included in net income	—	—	—	(0.5)	0.2	(0.3)
Unrealized gains on available-for-sale securities	—	—	—	0.3	(0.1)	0.2
Unrealized currency translation losses	(56.0)	—	(56.0)	(52.8)	—	(52.8)
Pension and post-employment benefit obligations:
Unrealized pension and post-employment benefit obligations	6.6	(1.6)	5.0	3.8	(0.9)	2.9
Reclassification for pension and post-employment benefit obligations included in net income	(2.6)	1.0	(1.6)	(0.4)	0.1	(0.3)
Comprehensive income (loss)	(1,343.2)	297.5	(1,045.7)	831.6	(381.5)	450.1
Comprehensive income attributable to noncontrolling interests	2.6	(0.5)	2.1	3.3	—	3.3
Comprehensive income (loss) attributable to ConAgra Foods, Inc.	$(1,345.8)	$298.0	$(1,047.8)	$828.3	$(381.5)	$446.8

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions except share data)
(unaudited)

	November 29, 2015	May 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$95.9	$164.7
Receivables, less allowance for doubtful accounts of $4.9 and $4.1	894.4	773.7
Inventories	1,975.6	1,721.1
Prepaid expenses and other current assets	168.8	268.8
Current assets held for sale	777.8	739.4
Total current assets	3,912.5	3,667.7
Property, plant and equipment	6,207.4	6,191.0
Less accumulated depreciation	(3,561.5)	(3,503.3)
Property, plant and equipment, net	2,645.9	2,687.7
Goodwill	4,685.5	4,699.5
Brands, trademarks and other intangibles, net	1,383.9	1,313.4
Other assets	987.6	933.5
Noncurrent assets held for sale	2,379.2	4,240.4
	$15,994.6	$17,542.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable	$195.0	$7.9
Current installments of long-term debt	1,309.8	1,008.0
Accounts payable	1,195.5	1,138.8
Accrued payroll	211.9	218.2
Other accrued liabilities	727.0	642.8
Current liabilities held for sale	314.4	294.5
Total current liabilities	3,953.6	3,310.2
Senior long-term debt, excluding current installments	6,204.5	6,693.0
Subordinated debt	195.9	195.9
Other noncurrent liabilities	1,891.2	2,023.8
Noncurrent liabilities held for sale	234.7	709.3
Total liabilities	12,479.9	12,932.2
Commitments and contingencies (Note 13)
Common stockholders' equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 567,907,172	2,839.7	2,839.7
Additional paid-in capital	1,086.1	1,049.4
Retained earnings	3,115.3	4,331.1
Accumulated other comprehensive loss	(378.1)	(329.5)
Less treasury stock, at cost, 133,777,657 and 139,702,605 common shares	(3,229.2)	(3,364.7)
Total ConAgra Foods, Inc. common stockholders' equity	3,433.8	4,526.0
Noncontrolling interests	80.9	84.0
Total stockholders' equity	3,514.7	4,610.0
	$15,994.6	$17,542.2
See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Twenty-six weeks ended
	November 29, 2015	November 23, 2014
Cash flows from operating activities:
Net income (loss)	$(993.1)	$500.4
Income (loss) from discontinued operations	(1,326.1)	185.5
Income from continuing operations	333.0	314.9
Adjustments to reconcile income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	188.8	191.4
Asset impairment charges	1.7	7.4
Lease cancellation expense	48.5	—
Earnings of affiliates in excess of distributions	(54.1)	(52.4)
Share-based payments expense	34.6	32.6
Contributions to pension plans	(6.0)	(6.0)
Pension benefit	—	(4.6)
Other items	(23.6)	14.7
Change in operating assets and liabilities excluding effects of business acquisitions and dispositions:
Accounts receivable	(126.0)	(108.8)
Inventory	(253.9)	(391.1)
Deferred income taxes and income taxes payable, net	(124.7)	19.5
Prepaid expenses and other current assets	23.2	30.0
Accounts payable	83.1	219.8
Accrued payroll	(0.1)	47.3
Other accrued liabilities	68.8	(28.3)
Net cash flows from operating activities — continuing operations	193.3	286.4
Net cash flows from operating activities — discontinued operations	124.7	131.3
Net cash flows from operating activities	318.0	417.7
Cash flows from investing activities:
Additions to property, plant and equipment	(176.7)	(157.6)
Sale of property, plant and equipment	18.9	2.3
Purchase of business, net of cash acquired	—	(75.4)
Purchase of intangible assets	(10.4)	—
Return of investment in equity method investee	—	391.4
Other	0.3	—
Net cash flows from investing activities — continuing operations	(167.9)	160.7
Net cash flows from investing activities — discontinued operations	(69.1)	71.9
Net cash flows from investing activities	(237.0)	232.6
Cash flows from financing activities:
Net short-term borrowings	187.1	392.8
Issuance of long-term debt	—	550.0
Repayment of long-term debt	(255.3)	(1,489.2)
Cash dividends paid	(215.0)	(211.7)
Exercise of stock options and issuance of other stock awards	153.3	55.2
Other items	(2.8)	(6.9)
Net cash flows from financing activities — continuing operations	(132.7)	(709.8)
Net cash flows from financing activities — discontinued operations	—	(0.2)
Net cash flows from financing activities	(132.7)	(710.0)
Effect of exchange rate changes on cash and cash equivalents	(3.0)	(1.5)
Net change in cash and cash equivalents	(54.7)	(61.2)
Discontinued operations cash activity included above:
Add: Cash balance included in assets held for sale at beginning of period	18.4	64.9
Less: Cash balance included in assets held for sale at end of period	32.5	22.0
Cash and cash equivalents at beginning of period	164.7	118.2
Cash and cash equivalents at end of period	$95.9	$99.9
See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirteen and Twenty-six Weeks ended November 29, 2015 and November 23, 2014
(columnar dollars in millions except per share amounts)
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

The following tables summarize the reclassifications from accumulated other comprehensive loss into operations:

	Thirteen weeks ended		Affected Line Item in the Condensed Consolidated Statement of Operations[1]
	November 29, 2015	November 23, 2014
Net derivative adjustment, net of tax:
Cash flow hedges	$—	$—	Interest expense, net
	—	—	Total before tax
	—	—	Income tax benefit
	$—	$—	Net of tax
Amortization of pension and other postretirement benefits:
Net prior service cost	$(1.3)	$(1.0)	Selling, general and administrative expenses
Net actuarial losses	—	0.8	Selling, general and administrative expenses
	(1.3)	(0.2)	Total before tax
	0.5	—	Income tax expense
	$(0.8)	$(0.2)	Net of tax

	Twenty-six weeks ended		Affected Line Item in the Condensed Consolidated Statement of Operations[1]
	November 29, 2015	November 23, 2014
Net derivative adjustment, net of tax:
Cash flow hedges	$—	$(0.5)	Interest expense, net
	—	(0.5)	Total before tax
	—	0.2	Income tax expense
	$—	$(0.3)	Net of tax
Amortization of pension and postretirement healthcare liabilities:
Net prior service benefit	$(2.6)	$(2.1)	Selling, general and administrative expenses
Net actuarial loss	—	1.7	Selling, general and administrative expenses
	(2.6)	(0.4)	Total before tax
	1.0	0.1	Income tax expense
	$(1.6)	$(0.3)	Net of tax
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
In July 2015, the FASB issued ASU 2015-11, Inventory, which requires an entity to measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The effective date for the standard is for fiscal years beginning after December 15, 2016. Early adoption is permitted. We do not expect ASU 2015-11 to have a material impact to our financial statements. The standard is to be applied prospectively.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which will require entities to present deferred tax assets ("DTAs") and deferred tax liabilities ("DTLs") as noncurrent in a classified balance sheet. The ASU simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet. The effective date for the standard is for fiscal years beginning after December 15, 2016. Early adoption is permitted. The standard is to be applied prospectively or retrospectively.

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
In July 2014, we acquired TaiMei Potato Industry Limited, a potato processor in China, for $92.2 million, consisting of $74.9 million in cash, net of cash acquired, plus assumed liabilities. The purchase included property and equipment associated with making frozen potato products. Approximately $23.8 million of the purchase price has been allocated to goodwill and $3.5 million to other intangible assets. The amount allocated to goodwill is not deductible for income tax purposes. This business is included in the Commercial Foods segment.

Under the acquisition method of accounting, the assets acquired and liabilities assumed in these acquisitions were recorded at their respective estimated fair values at the date of acquisition.

3. DISCONTINUED OPERATIONS AND THE FORMATION OF ARDENT MILLS
Private Brands Operations
In the first quarter of fiscal 2016, we announced our intent to divest our Private Brands operations. On November 1, 2015, we entered into a stock purchase agreement with TreeHouse Foods, Inc. ("Treehouse") pursuant to which TreeHouse agreed to purchase our Private Brands operations for $2.7 billion in cash on a cash-free, debt-free basis, subject to working capital and other adjustments. The obligation of the parties to close the transaction is subject to customary closing conditions, including, among others, (i) the receipt of antitrust clearance in the United States and Canada; and (ii) the absence of legal restraints or prohibitions. The obligation of each party to close the transaction is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions) and the other party having performed in all material respects its obligations under the stock purchase agreement.
We expect the sale to be complete in the first quarter of calendar year 2016. As a result of the expected purchase price, we concluded that the net assets held for sale were further impaired. We recognized a pre-tax impairment charge of $86.3 million ($79.0 million after-tax) and $1.90 billion ($1.42 billion after-tax) in the second quarter and first half of fiscal 2016, respectively, to write-down the goodwill and long-lived assets of the Private Brands business to the estimated sales price, less costs to sell. These amounts reflect management's current estimates. The consummation of the sale of these assets could result in further adjustments to this impairment. We reflected the results of these operations as discontinued operations for all periods presented. The assets and liabilities of the discontinued business have been reclassified as assets and liabilities held for sale within our Condensed Consolidated Balance Sheets for all periods presented.
In connection with classifying the Private Brands operations as assets held for sale, we recognized, in the first half of fiscal 2016, a deferred tax asset of $1.65 billion on the outside basis difference of our investment in this business. A valuation allowance was created, as we have not met the accounting requirements for recognition of a benefit at this time.  In the second quarter of fiscal 2016, we recognized an income tax benefit of $17 million due to a reduction of the valuation allowance, resulting from prior period capital gains.
In the second quarter of fiscal 2015, we recorded a $210.9 million impairment of goodwill and $30.0 million of impairment charges to write-down three small brands, which are reflected in discontinued operations.
Milling Operations
On May 29, 2014, the Company, Cargill, Incorporated, and CHS, Inc. completed the formation of the Ardent Mills joint venture ("Ardent Mills"). In connection with the formation, we contributed all of the assets of ConAgra Mills, our milling operations, including $49.0 million of cash, to Ardent Mills, we received a 44% ownership interest in Ardent Mills, and Ardent Mills distributed $391.4 million in cash to us as a return of capital. The contribution of the assets of ConAgra Mills in exchange for a non-controlling interest in the joint venture was required to be accounted for at fair value, and accordingly, we recognized a gain of $625.6 million ($375.9 million after-tax) in the first half of fiscal 2015 in income from discontinued operations to reflect the excess of the fair value of our interest over its carrying value at the time of the transfer. As part of the formation of Ardent Mills, in the fourth quarter of fiscal 2014, pursuant to an agreement with the U.S. Department of Justice, we sold three flour milling facilities to Miller Milling Company LLC for $163.0 million. We received the cash proceeds from the sale of these flour milling facilities in the first quarter of fiscal 2015. In the first quarter of fiscal 2015, we used the net cash proceeds from the Ardent Mills transaction to repay debt. The operating results of our legacy milling business, including the disposition of three mills aforementioned, are included as discontinued operations within our Condensed Consolidated Statements of Operations.
We recognized the 44% ownership interest in Ardent Mills at fair value, as of the date of the formation of the joint venture. We now recognize our proportionate share of the earnings of Ardent Mills under the equity method of accounting within results of continuing operations. Due to differences in fiscal reporting periods, we recognized the equity method earnings on a lag of approximately one month; and as a result, we recognized only five months of earnings from Ardent Mills during the first half of fiscal 2015. At November 29, 2015, the carrying value of our equity method investment in Ardent Mills was $749.7 million, which is included in Other Assets.
We entered into transition services agreements in connection with our contribution to Ardent Mills and recognized $2.8 million and $5.7 million, respectively, of income for the performance of transition services during the second quarter and first half of fiscal 2016 and 3.5 million and 7.3 million, respectively, during the second quarter and first half of fiscal 2015, classified within selling, general and administrative expenses.

The summary comparative financial results of discontinued operations were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	November 29, 2015	November 23, 2014	November 29, 2015	November 23, 2014
Net sales	$961.4	$1,013.6	$1,855.6	$1,967.8
Net gain on sale of businesses	$—	$0.8	$—	$627.3
Goodwill and long-lived asset impairment charges	(86.3)	(240.9)	(1,898.6)	(240.9)
Income from operations of discontinued operations before income taxes and equity method investment earnings	85.6	33.5	106.3	34.9
Income (loss) before income taxes	(0.7)	(206.6)	(1,792.3)	421.3
Income tax expense (benefit)	5.8	(3.8)	(466.2)	235.8
Income (loss) from discontinued operations, net of tax	$(6.5)	$(202.8)	$(1,326.1)	$185.5
Assets and Liabilities Held for Sale
The assets and liabilities classified as held for sale reflected in our Condensed Consolidated Balance Sheets were as follows:

	November 29, 2015	May 31, 2015
Cash and cash equivalents	$32.5	$18.4
Receivables, less allowance for doubtful accounts of $0.5 and $0.5	227.0	199.2
Inventories	501.4	480.1
Prepaid expenses and other current assets	16.9	41.7
Current assets held for sale	$777.8	$739.4
Property, plant and equipment, net	$940.4	$920.4
Goodwill	913.2	1,600.8
Brands, trademarks and other intangibles, net	522.6	1,716.6
Other assets	3.0	2.6
Noncurrent assets held for sale	$2,379.2	$4,240.4
Accounts payable	$241.1	$219.5
Accrued payroll	4.7	—
Other accrued liabilities	68.6	75.0
Current liabilities held for sale	$314.4	$294.5
Other noncurrent liabilities	$234.7	$709.3
Noncurrent liabilities held for sale	$234.7	$709.3

4. RESTRUCTURING ACTIVITIES
Supply Chain and Administrative Efficiency Plan
We previously announced a plan for the integration and restructuring of the operations of Ralcorp Holdings, Inc. ("Ralcorp"), optimization of the entire Company's supply chain network, manufacturing assets, and dry distribution and mixing centers, and improvement of selling, general and administrative effectiveness and efficiencies, which we refer to as the Supply Chain and Administrative Efficiency Plan (the "SCAE Plan"). Although we expect the divestiture of the Private Brands business to be completed in the third quarter of fiscal 2016, we will continue to implement portions of the SCAE Plan, including work related to optimizing our supply chain network and pursue cost reductions through our selling, general and administrative functions and productivity improvements. The SCAE Plan also includes plans announced in the second quarter of fiscal 2016 to realize efficiency benefits through a combination of reductions in selling, general and administrative expenses and enhancements to trade spend processes and tools.

Although we remain unable to make good faith estimates relating to the entire SCAE Plan, we are reporting on actions initiated through the end of the second quarter of fiscal 2016, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have resulted or will result in cash outflows. As of November 29, 2015, our Board of Directors has approved the incurrence of up to $739.0 million of expenses in connection with the SCAE Plan, including expenses allocated for the Private Brands operations. We have incurred or expect to incur approximately $472.9 million of charges ($376.5 million of cash charges and $96.4 million of non-cash charges) for actions identified to date under the SCAE Plan related to our continuing operations. In the second quarter and first half of fiscal 2016, we recognized charges of $133.0 million and $150.4 million, respectively, in relation to the SCAE Plan. In the second quarter and first half of fiscal 2015, we recognized charges of $10.3 million and $26.0 million, respectively, in relation to the SCAE Plan. We expect to incur costs related to the SCAE Plan over a multi-year period.
We anticipate that we will recognize the following pre-tax expenses in association with the SCAE Plan (amounts include charges recognized from plan inception through the first half of fiscal 2016):

	Consumer Foods	Commercial Foods	Corporate	Total
Multi-employer pension costs	$1.5	$—	$—	$1.5
Accelerated depreciation	38.3		1.2	39.5
Other cost of goods sold	6.1	—	—	6.1
Total cost of goods sold	45.9	—	1.2	47.1
Severance and related costs (recoveries)	30.3	8.1	184.5	222.9
Fixed asset impairment/Net gain on disposal	1.0	—	—	1.0
Accelerated depreciation	—	—	1.5	1.5
Contract/Lease cancellation expenses	1.5	—	59.1	60.6
Consulting/Professional fees	1.0	—	65.9	66.9
Other selling, general and administrative expenses	15.6	—	57.3	72.9
Total selling, general and administrative expenses	49.4	8.1	368.3	425.8
Consolidated total	$95.3	$8.1	$369.5	$472.9
During the second quarter of fiscal 2016, we recognized the following pre-tax expenses for the SCAE Plan:

	Consumer Foods	Commercial Foods	Corporate	Total
Accelerated depreciation	$5.3	$—	$0.1	$5.4
Other cost of goods sold	0.3	—	—	0.3
Total cost of goods sold	5.6	—	0.1	5.7
Severance and related costs (recoveries)	4.3	—	51.8	56.1
Contract/Lease cancellation expenses	(0.9)	—	51.8	50.9
Consulting/Professional fees	—	—	18.9	18.9
Accelerated depreciation	—	—	0.1	0.1
Other selling, general and administrative expenses	0.5	—	0.8	1.3
Total selling, general and administrative expenses	3.9	—	123.4	127.3
Consolidated total	$9.5	$—	$123.5	$133.0
Included in the above table are $78.7 million of charges that have resulted or will result in cash outflows and $54.3 million in non-cash charges. Not included in the above amounts are $6.2 million of pre-tax expenses related to the Private Brands operations we have agreed to sell.
During the second quarter of fiscal 2016, we entered into a series of related transactions in which we exchanged a warehouse we owned in Indiana for two buildings and parcels of land that we leased as part of our Omaha corporate offices. Concurrent with the asset exchange, leases on the two Omaha corporate buildings were cancelled and we recognized a charge of $48.5 million for the early termination of these leases. We entered into a new capital lease for the warehouse in Indiana and we recorded a financing lease obligation of $62.2 million in the second quarter of fiscal 2016.

During the first half of fiscal 2016, we recognized the following pre-tax expenses for the SCAE Plan:

	Consumer Foods	Commercial Foods	Corporate	Total
Accelerated depreciation	$8.9	$—	$0.2	$9.1
Other cost of goods sold	0.4	—	—	0.4
Total cost of goods sold	9.3	—	0.2	9.5
Severance and related costs (recoveries)	5.1	0.1	55.4	60.6
Fixed asset impairment/Net gain on disposal	(0.1)	—	—	(0.1)
Contract/Lease cancellation expenses	(0.7)	—	51.8	51.1
Consulting/Professional fees	—	—	25.2	25.2
Accelerated depreciation	—	—	0.1	0.1
Other selling, general and administrative expenses	2.5	—	1.5	4.0
Total selling, general and administrative expenses	6.8	0.1	134.0	140.9
Consolidated total	$16.1	$0.1	$134.2	$150.4
Included in the above table are $92.0 million of charges that have resulted or will result in cash outflows and $58.4 million in non-cash charges. Not included in the above table are $10.2 million of pre-tax expenses related to the Private Brands operations we have agreed to sell.
We recognized the following cumulative (plan inception to November 29, 2015) pre-tax expenses related to the SCAE Plan in our Condensed Consolidated Statements of Operations:

	Consumer Foods	Commercial Foods	Corporate	Total
Multi-employer pension costs	$1.5	$—	$—	$1.5
Accelerated depreciation	30.4	—	1.2	31.6
Other cost of goods sold	2.5	—	—	2.5
Total cost of goods sold	34.4	—	1.2	35.6
Severance and related costs (recoveries)	26.7	8.1	63.2	98.0
Contract/Lease cancellation expenses	0.7	—	52.1	52.8
Consulting/Professional fees	1.0	—	28.0	29.0
Fixed asset impairment / Net gain on disposal	1.0	—	—	1.0
Accelerated depreciation	—	—	0.9	0.9
Other selling, general and administrative expenses	5.7	—	6.4	12.1
Total selling, general and administrative expenses	35.1	8.1	150.6	193.8
Consolidated total	$69.5	$8.1	$151.8	$229.4
Included in the above table are $145.1 million of charges that have resulted or will result in cash outflows and $84.3 million in non-cash charges. Not included in the above table are $128.7 million of pre-tax expenses ($83.3 million of cash charges and $45.4 million of non-cash charges) related to the Private Brands operations we have agreed to sell.
Liabilities recorded for the SCAE Plan and changes therein for the second quarter of fiscal 2016 were as follows:

	Balance at May 31, 2015	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Changes in Estimates	Balance at November 29, 2015
Multi-employer pension costs	$11.4	$0.2	$(0.4)	$—	$11.2
Severance	16.4	63.3	(11.6)	(0.6)	67.5
Consulting	0.2	25.3	(6.6)	—	18.9
Contract cancellation	3.1	3.3	(1.0)	(0.6)	4.8
Other costs	1.2	3.9	(3.7)	(0.1)	1.3
Total	$32.3	$96.0	$(23.3)	$(1.3)	$103.7

5. LONG-TERM DEBT AND REVOLVING CREDIT FACILITY
On September 21, 2015, the Company entered into an amendment to its $1.5 billion revolving credit facility to exclude certain non-cash impairments from the calculation of the fixed charge ratio covenant. As of November 29, 2015, we were in compliance with all financial covenants in the facility.
During the second quarter of fiscal 2016, we repaid the entire principal balance of $250.0 million of our 1.35% senior notes on the maturity date of September 10, 2015.
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
Net interest expense from continuing operations consists of:

	Thirteen weeks ended		Twenty-six weeks ended
	November 29, 2015	November 23, 2014	November 29, 2015	November 23, 2014
Long-term debt	$80.7	$79.5	$163.0	$164.6
Short-term debt	0.6	0.8	0.8	1.3
Interest income	(0.1)	(0.3)	(0.3)	(0.8)
Interest capitalized	(1.6)	(1.3)	(3.6)	(3.1)
	$79.6	$78.7	$159.9	$162.0
During fiscal 2014, we entered into interest rate swap contracts to hedge the fair value of certain of our senior long-term debt instruments maturing in fiscal 2019 and 2020, effectively converting interest on this debt from fixed rate to floating rate (See Note 8). These swaps, which were designated as fair value hedges, reduced our interest expense by $2.6 million and $5.2 million in the second quarter and first half of fiscal 2015, respectively. The interest rate swaps were terminated during the third quarter of fiscal 2015. The cumulative adjustments to the fair value of the debt instruments that were hedged (the effective portion of the hedges), totaling $12.6 million, will be amortized as a reduction of interest expense over the remaining lives of the debt instruments (through fiscal 2020). Our net interest expense was reduced by $0.6 million and $1.2 million for the second quarter and first half of fiscal 2016, respectively, as a result of this amortization.

6. VARIABLE INTEREST ENTITIES
Variable Interest Entities Consolidated
We own a 49.99% interest in Lamb Weston BSW, LLC ("Lamb Weston BSW"), a potato processing venture with Ochoa Ag Unlimited Foods, Inc. ("Ochoa"). We provide all sales and marketing services to Lamb Weston BSW. Under certain circumstances, we could be required to compensate Ochoa for lost profits resulting from significant production shortfalls ("production shortfalls"). Commencing on June 1, 2018, or on an earlier date under certain circumstances, we have a contractual right to purchase the remaining equity interest in Lamb Weston BSW from Ochoa (the "call option"). We are currently subject to a contractual obligation to purchase all of Ochoa's equity investment in Lamb Weston BSW at the option of Ochoa (the "put option"). The purchase prices under the call option and the put option (the "options") are based on the book value of Ochoa's equity interest at the date of exercise, as modified by an agreed-upon rate of return for the holding period of the investment balance. The agreed-upon rate of return varies depending on the circumstances under which any of the options are exercised. As of November 29, 2015, the price at which Ochoa had the right to put its equity interest to us was $45.0 million. This amount is presented within other noncurrent liabilities in our Condensed Consolidated Balance Sheets. We have determined that Lamb Weston BSW is a variable interest entity and that we are the primary beneficiary of the entity. Accordingly, we consolidate the financial statements of Lamb Weston BSW.

We hold a promissory note from Lamb Weston BSW, the balance of which was $36.1 million at November 29, 2015. The promissory note is due in March 2016. The promissory note is currently accruing interest at a rate of LIBOR plus 200 basis points with a floor of 3.25%. In addition, as of November 29, 2015, we provided lines of credit of up to $15.0 million to Lamb Weston BSW. Borrowings under the lines of credit bear interest at a rate of LIBOR plus 200 basis points with a floor of 3.25%. The amounts owed by Lamb Weston BSW to the Company are not reflected in our Condensed Consolidated Balance Sheets, as they are eliminated in consolidation.
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
Due to the consolidation of this variable interest entity, we reflected the following in our Condensed Consolidated Balance Sheets:

	November 29, 2015	May 31, 2015
Cash and cash equivalents	$15.2	$13.7
Receivables, less allowance for doubtful accounts	0.3	0.2
Inventories	1.6	1.3
Prepaid expenses and other current assets	0.1	0.3
Property, plant and equipment, net	52.4	53.2
Goodwill	18.8	18.8
Brands, trademarks and other intangibles, net	5.6	6.0
Total assets	$94.0	$93.5
Accounts payable	$12.0	$16.9
Accrued payroll	0.9	0.7
Other accrued liabilities	0.5	0.6
Other noncurrent liabilities (noncontrolling interest)	33.7	31.3
Total liabilities	$47.1	$49.5
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
We hold a 50% interest in Lamb Weston RDO, a potato processing venture. We provide all sales and marketing services to Lamb Weston RDO. We receive a fee for these services based on a percentage of the net sales of the venture. We reflect the value of our ownership interest in this venture in other assets in our Condensed Consolidated Balance Sheets, based upon the equity method of accounting. The balance of our investment was $14.3 million and $14.6 million at November 29, 2015 and May 31, 2015, respectively, representing our maximum exposure to loss as a result of our involvement with this venture. The capital structure of Lamb Weston RDO includes owners' equity of $28.6 million and term borrowings from banks of $41.1 million as of November 29, 2015. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this venture.
We lease certain office buildings from entities that we have determined to be variable interest entities. The lease agreements with these entities include fixed-price purchase options for the assets being leased. The lease agreements also contain contingent put options (the “lease put options”) that allow the lessors to require us to purchase the buildings at the greater of original construction cost, or fair market value, without a lease agreement in place (the “put price”) in certain limited circumstances. As a result of substantial impairment charges related to our Private Brands operations, these lease put options are exercisable at November 29, 2015 and remain exercisable until generally 30 days after the end of the respective lease agreements. We are amortizing the difference between the estimated put price and the estimated fair value (without a lease agreement in place) of each respective property over the remaining respective lease term within selling, general and administrative expenses. As of November 29, 2015, the estimated amount by which the put prices exceeded the fair values of the related properties was $58.5 million, of which we have accrued $5.6 million. As these buildings are worth considerably more when under lease agreements than when vacant, we may be able to mitigate some, or all of the financial exposure created by the put options by maintaining active lease agreements and/or by subleasing the buildings to credit worthy tenants. We do not expect to ultimately incur material financial losses as a result of the potential exercise of the lease put options by the lessors. These leases are accounted for as operating leases, and accordingly, there are no material assets or liabilities, other than the accrued portion of the put price, associated with these entities included in our Condensed Consolidated Balance Sheets. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of these entities. In making this determination, we have considered, among other items, the terms of the lease agreements, the expected remaining useful lives of the assets leased, and the capital structure of the lessor entities.

7. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
The change in the carrying amount of goodwill for the first half of fiscal 2016 was as follows:

	Consumer Foods	Commercial Foods	Total
Balance as of May 31, 2015	$3,824.6	$874.9	$4,699.5
Currency translation and purchase accounting adjustments	(13.1)	(0.9)	(14.0)
Balance as of November 29, 2015	$3,811.5	$874.0	$4,685.5
Other identifiable intangible assets were as follows:

	November 29, 2015		May 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$912.0	$—	$916.9	$—
Amortizing intangible assets	628.0	156.1	536.6	140.1
	$1,540.0	$156.1	$1,453.5	$140.1
Non-amortizing intangible assets are comprised of brands and trademarks.
Amortizing intangible assets, carrying a remaining weighted average life of approximately 16 years, are principally composed of customer relationships, licensing arrangements, and intellectual property. Based on amortizing assets recognized in our Condensed Consolidated Balance Sheet as of November 29, 2015, amortization expense is estimated to average $36.0 million for each of the next five years.
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
Commodity and commodity index futures and option contracts are used from time to time to economically hedge commodity input prices on items such as natural gas, vegetable oils, proteins, packaging materials, dairy, grains, and electricity. Generally, we economically hedge a portion of our anticipated consumption of commodity inputs for periods of up to 36 months. We may enter into longer-term economic hedges on particular commodities, if deemed appropriate. As of November 29, 2015, we had economically hedged certain portions of our anticipated consumption of commodity inputs using derivative instruments with expiration dates through September 2016.
In order to reduce exposures related to changes in foreign currency exchange rates, we enter into forward exchange, option, or swap contracts from time to time for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of November 29, 2015, we had economically hedged certain portions of our foreign currency risk in anticipated transactions using derivative instruments with expiration dates through May 2017.

From time to time, we may use derivative instruments, including interest rate swaps, to reduce risk related to changes in interest rates. This includes, but is not limited to, hedging against increasing interest rates prior to the issuance of long-term debt and hedging the fair value of our senior long-term debt.
Derivatives Designated as Cash Flow Hedges
During fiscal 2013, we entered into interest rate swap contracts to hedge a portion of the interest rate risk related to our issuance of long-term debt to partially finance the acquisition of Ralcorp. We settled these contracts during the third quarter of fiscal 2013 resulting in a deferred gain of $4.2 million on senior notes maturing in 2043 and a deferred loss of $2.0 million on senior notes maturing in 2023, both recognized in accumulated other comprehensive loss. These amounts are being amortized as a component of net interest expense over the lives of the related debt instruments. The unamortized amounts of the deferred gain and deferred loss at November 29, 2015 were $3.0 million and $1.3 million, respectively.
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
We settled these contracts during the third quarter of fiscal 2015. The cumulative adjustment to the fair value of the debt instruments that were hedged, totaling $12.6 million, is being amortized as a reduction to interest expense over the remaining life of the debt instruments (through fiscal 2020). The unamortized amount of the deferred gain was $10.6 million at November 29, 2015.
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
All derivative instruments are recognized on our balance sheets at fair value (refer to Note 16 for additional information related to fair value measurements). The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. In accordance with U.S. GAAP, we offset certain derivative asset and liability balances, as well as certain amounts representing rights to reclaim cash collateral and obligations to return cash collateral, where master netting agreements provide for legal right of setoff. At November 29, 2015 and May 31, 2015, amounts representing a right to reclaim cash collateral of $7.5 million and $5.9 million, respectively, were included in prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets.

Derivative assets and liabilities and amounts representing a right to reclaim cash collateral or an obligation to return cash collateral were reflected in our Condensed Consolidated Balance Sheets as follows:

	November 29, 2015	May 31, 2015
Prepaid expenses and other current assets	$28.3	$32.2
Other accrued liabilities	13.7	14.2
The following table presents our derivative assets and liabilities, at November 29, 2015, on a gross basis, prior to the setoff of $18.1 million to total derivative assets and $25.6 million to total derivative liabilities where legal right of setoff existed:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Prepaid expenses and other current assets	$23.2	Other accrued liabilities	$39.1
Foreign exchange contracts	Prepaid expenses and other current assets	22.1	Other accrued liabilities	—
Other	Prepaid expenses and other current assets	1.1	Other accrued liabilities	0.2
Total derivatives not designated as hedging instruments		$46.4		$39.3
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
The location and amount of gains (losses) from derivatives not designated as hedging instruments in our Condensed Consolidated Statements of Operations were as follows:

Derivatives Not Designated as Hedging Instruments	Location in Condensed Consolidated Statement of Operations of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized on Derivatives in Condensed Consolidated Statement of Operations for the Thirteen Weeks Ended
		November 29, 2015	November 23, 2014
Commodity contracts	Cost of goods sold	$(5.7)	$(19.2)
Foreign exchange contracts	Cost of goods sold	—	1.0
Foreign exchange contracts	Selling, general and administrative expense	0.3	2.3
Total loss from derivative instruments not designated as hedging instruments		$(5.4)	$(15.9)

Derivatives Not Designated as Hedging Instruments	Location in Condensed Consolidated Statement of Operations of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized on Derivatives in Condensed Consolidated Statement of Operations for the Twenty-six Weeks Ended
		November 29, 2015	November 23, 2014
Commodity contracts	Cost of goods sold	$(15.0)	$(46.1)
Foreign exchange contracts	Cost of goods sold	—	1.3
Foreign exchange contracts	Selling, general and administrative expense	4.7	2.5
Interest rate contracts	Selling, general and administrative expense	—	(1.4)
Total loss from derivative instruments not designated as hedging instruments		$(10.3)	$(43.7)
As of November 29, 2015, our open commodity contracts had a notional value (defined as notional quantity times market value per notional quantity unit) of $272.7 million and $196.2 million for purchase and sales contracts, respectively. As of May 31, 2015, our open commodity contracts had a notional value of $554.9 million and $393.1 million for purchase and sales contracts, respectively. The notional amount of our foreign currency forward and cross currency swap contracts as of November 29, 2015 and May 31, 2015 was $91.8 million and $108.6 million, respectively.
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
At November 29, 2015, the maximum amount of loss due to the credit risk of the counterparties, had the counterparties failed to perform according to the terms of the contracts, was $24.0 million.

9. SHARE-BASED PAYMENTS
For the second quarter and first half of fiscal 2016, we recognized total stock-based compensation expense (including stock options, restricted stock units, cash-settled restricted stock units, and performance shares) of $15.0 million and $37.4 million, respectively. For the second quarter and first half of fiscal 2015, we recognized total stock-based compensation expense of $18.2 million and $35.0 million, respectively. These amounts are inclusive of discontinued operations. Included in the total stock-based compensation expense for the first half of fiscal 2016 was $0.2 million related to stock options granted by a subsidiary in the subsidiary's shares to the subsidiary's employees. The expense for these stock options was $0.3 million and $0.6 million, respectively, for the second quarter and first half of fiscal 2015. For the first half of fiscal 2016, we granted 0.9 million restricted stock units at a weighted average grant date price of $43.81, 0.8 million cash-settled restricted stock units at a weighted average grant date price of $44.60, 1.6 million stock options at a weighted average exercise price of $43.14, and 0.3 million performance shares at a weighted average grant date price of $41.70.
Performance shares are granted to selected executives and other key employees with vesting contingent upon meeting various Company-wide performance goals. The performance goals for the performance periods ending in fiscal 2016 and 2017 are based upon our earnings before interest, taxes, depreciation, and amortization ("EBITDA") return on capital, and revenue growth, each measured over the defined performance period. The awards actually earned will range from zero to two hundred twenty percent of the targeted number of performance shares for the performance periods ending in fiscal 2016 and 2017. A payout equal to 25% of approved target incentive is required to be paid out for each performance period, as applicable, if we achieve a threshold level of EBITDA return on capital for the performance periods ending in fiscal 2016 and 2017. The performance goal for the first year of the performance period ending in fiscal 2018 is based upon an overarching earnings per share goal and EBITDA return on capital. The performance goal for the last two years of the performance period ending in fiscal 2018 is based on an overarching earnings per share goal and the underlying performance goal for the remaining two year period will be set at the start of fiscal 2017. The awards actually earned will range from zero to two hundred percent of the targeted number of performance shares for the performance period ending in fiscal 2018. Awards, if earned, will be paid in shares of our common stock. Subject to limited exceptions set forth in the performance share plan, any shares earned will be distributed at the end of the performance period. The value of the performance shares is adjusted based upon the market price of our common stock and current forecasted targets at the end of each reporting period and amortized as compensation expense over the vesting period.

The weighted average Black-Scholes assumptions for stock options granted during the first half of fiscal 2016 were as follows:

Expected volatility (%)	17.88
Dividend yield (%)	2.74
Risk-free interest rate (%)	1.60
Expected life of stock option (years)	4.96
The weighted average value of stock options granted during the first half of fiscal 2016 was $5.08 per option based upon a Black-Scholes methodology.

10. EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings (loss) per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock unit awards, and other dilutive securities.
The following table reconciles the income and average share amounts used to compute both basic and diluted earnings (loss) per share:

	Thirteen weeks ended		Twenty-six weeks ended
	November 29, 2015	November 23, 2014	November 29, 2015	November 23, 2014
Net income (loss) available to ConAgra Foods, Inc. common stockholders:
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$161.4	$212.8	$326.9	$306.8
Income (loss) from discontinued operations, net of tax, attributable to ConAgra Foods, Inc. common stockholders	(6.5)	(202.8)	(1,326.1)	185.5
Net income (loss) attributable to ConAgra Foods, Inc. common stockholders	$154.9	$10.0	$(999.2)	$492.3
Less: Increase in redemption value of noncontrolling interests in excess of earnings allocated	0.5	0.5	0.9	0.9
Net income (loss) available to ConAgra Foods, Inc. common stockholders	$154.4	$9.5	$(1,000.1)	$491.4
Weighted average shares outstanding:
Basic weighted average shares outstanding	433.8	425.7	432.1	424.8
Add: Dilutive effect of stock options, restricted stock unit awards, and other dilutive securities	4.1	5.1	4.6	5.2
Diluted weighted average shares outstanding	437.9	430.8	436.7	430.0
For the second quarter and first half of fiscal 2016, there were 1.5 million and 0.9 million stock options outstanding, respectively, that were excluded from the computation of shares contingently issuable upon exercise because exercise prices exceeded the average market value of our common stock during the period. For the second quarter and first half of fiscal 2015, there were 5.1 million and 5.6 million stock options outstanding, respectively, that were excluded from the calculation.

11. INVENTORIES
The major classes of inventories were as follows:

	November 29, 2015	May 31, 2015
Raw materials and packaging	$451.7	$381.5
Work in process	182.5	128.2
Finished goods	1,260.9	1,127.5
Supplies and other	80.5	83.9
Total	$1,975.6	$1,721.1

12. INCOME TAXES
Income tax expense from continuing operations for the second quarter of fiscal 2016 and 2015 was $83.2 million and $101.9 million, respectively. Income tax expense from continuing operations for the first half of fiscal 2016 and 2015 was $168.1 million and $145.0 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) from continuing operations was 33% and 32% for the second quarter of fiscal 2016 and 2015, respectively. The effective tax rate from continuing operations was 34% and 32% for the first half of fiscal 2016 and 2015, respectively.
The amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $35.0 million as of November 29, 2015 and $35.3 million as of May 31, 2015. Included in the balance was $1.7 million as of both November 29, 2015 and May 31, 2015, for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. Any associated interest and penalties imposed would affect the tax rate. The gross unrecognized tax benefits excluded related liabilities for gross interest and penalties of $10.3 million and $9.5 million as of November 29, 2015 and May 31, 2015, respectively.
The net amount of unrecognized tax benefits at November 29, 2015 and May 31, 2015 that, if recognized, would impact the Company's effective tax rate was $23.0 million and $23.1 million, respectively. Recognition of these tax benefits would have a favorable impact on the Company's effective tax rate.
We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by up to $3.5 million over the next twelve months due to various federal, state, and foreign audit settlements and the expiration of statutes of limitations.

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
The environmental proceedings associated with Beatrice include litigation and administrative proceedings involving Beatrice's status as a potentially responsible party at 37 Superfund, proposed Superfund, or state-equivalent sites. These sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. Beatrice has paid or is in the process of paying its liability share at 33 of these sites. Reserves for these matters have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The accrual for Beatrice-related environmental matters totaled $53.5 million as of November 29, 2015, a majority of which relates to the Superfund and state-equivalent sites referenced above. We expect expenditures for Beatrice-related environmental matters to continue for up to 18 years.

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
We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At November 29, 2015, the amount of supplier loans we have effectively guaranteed was $29.1 million. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.
Federal income tax credits were generated related to our sweet potato production facility in Delhi, Louisiana. Third parties invested in these income tax credits. We have guaranteed these third parties the face value of the income tax credits over their statutory lives, through fiscal 2017, in the event that the income tax credits are recaptured or reduced. The face value of the income tax credits was $26.7 million as of November 29, 2015. We believe the likelihood of recapture or reduction of the income tax credits is remote, and therefore we have not established a liability in connection with these guarantees.
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
We hold a fifty percent ownership interest in Lamb Weston/Meijer, V.O.F. (“Lamb Weston Meijer”), a Netherlands joint venture, headquartered in the Netherlands, that manufactures and sells frozen potato products principally in Europe. We and our partner are jointly and severally liable for all legal liabilities of Lamb Weston Meijer. As of November 29, 2015 and May 31, 2015, the total liabilities of Lamb Weston Meijer were $143.5 million and $129.1 million, respectively. Lamb Weston Meijer is well capitalized, with partners’ equity of $278.7 million and $255.9 million as of November 29, 2015 and May 31, 2015, respectively. We have not established a liability on our balance sheets for the obligations of Lamb Weston Meijer, as we have determined the likelihood of any required payment by us to settle such liabilities of Lamb Weston Meijer is remote.
We lease certain office buildings from entities that we have determined to be variable interest entities. The lease agreements contain put options exercisable at November 29, 2015 and remain exercisable until generally 30 days after the end of the respective lease agreements, that allow the lessors to require us to purchase the buildings at the greater of original construction cost, or fair market value, without a lease in place. We have financial exposure with respect to these entities in the event we are required to purchase the leased buildings for a price in excess of the then current fair value under the applicable lease purchase options. We are amortizing the difference between the estimated put price and the estimated fair value (without a lease agreement in place) of each respective property over the remaining respective lease term within selling, general, and administrative expenses. As of November 29, 2015, the estimated amount by which the put prices exceeded the fair values of the related properties was $58.5 million, of which we have accrued $5.6 million. As these buildings are worth considerably more when under lease agreements than when vacant, we may be able to mitigate some, or all, of the related financial exposure created by the put options by maintaining active lease agreements and/or by subleasing the buildings to credit worthy tenants. We do not expect to ultimately incur material financial losses as a result of the potential exercise of the lease put options by the lessors.

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
Components of pension benefit and other postretirement benefit costs are (includes amounts related to discontinued operations):

	Pension Benefits
	Thirteen weeks ended		Twenty-six weeks ended
	November 29, 2015	November 23, 2014	November 29, 2015	November 23, 2014
Service cost	$23.8	$22.2	$47.6	$44.3
Interest cost	41.0	40.3	82.0	80.7
Expected return on plan assets	(66.8)	(67.0)	(133.7)	(134.0)
Amortization of prior service cost	0.7	0.9	1.4	1.8
Special termination benefits	—	—	—	6.9
Benefit cost — Company plans	(1.3)	(3.6)	(2.7)	(0.3)
Pension benefit cost — multi-employer plans	4.1	3.5	6.4	6.7
Total benefit cost	$2.8	$(0.1)	$3.7	$6.4

	Postretirement Benefits
	Thirteen weeks ended		Twenty-six weeks ended
	November 29, 2015	November 23, 2014	November 29, 2015	November 23, 2014
Service cost	$0.1	$0.2	$0.2	$0.3
Interest cost	1.9	2.5	3.9	5.0
Amortization of prior service benefit	(2.0)	(1.9)	(4.0)	(3.9)
Recognized net actuarial loss	—	0.8	—	1.7
Total cost	$—	$1.6	$0.1	$3.1
During the second quarter and first half of fiscal 2016, we contributed $3.4 million and $6.2 million, respectively, to our pension plans and contributed $4.2 million and $9.2 million, respectively, to our other postretirement plans. Based upon the current funded status of the plans and the current interest rate environment, we anticipate making further contributions of approximately $6.8 million to our pension plans for the remainder of fiscal 2016. We anticipate making further contributions of $14.5 million to our other postretirement plans during the remainder of fiscal 2016. These estimates are based on ERISA guidelines, current tax laws, plan asset performance, and liability assumptions, which are subject to change.
Special termination benefits granted in connection with the formation of Ardent Mills resulted in the recognition of $6.9 million of expense in the first half of fiscal 2015. This expense was included in results of discontinued operations.

15. STOCKHOLDERS' EQUITY
The following table presents a reconciliation of our stockholders' equity accounts for the twenty-six weeks ended November 29, 2015:

	ConAgra Foods, Inc. Stockholders' Equity
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at May 31, 2015	567.9	$2,839.7	$1,049.4	$4,331.1	$(329.5)	$(3,364.7)	$84.0	$4,610.0
Stock option and incentive plans			37.6	(0.3)		135.5		172.8
Currency translation adjustment					(52.0)		(4.0)	(56.0)
Activities of noncontrolling interests			(0.9)				0.9	—
Pension and postretirement healthcare benefits					3.4			3.4
Dividends declared on common stock; $0.50 per share				(216.3)				(216.3)
Net loss attributable to ConAgra Foods, Inc.				(999.2)				(999.2)
Balance at November 29, 2015	567.9	$2,839.7	$1,086.1	$3,115.3	$(378.1)	$(3,229.2)	$80.9	$3,514.7

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
The following table presents our financial assets and liabilities measured at fair value on a recurring basis, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of November 29, 2015:

	Level 1	Level 2	Level 3	Net Value
Assets:
Derivative assets	$4.3	$24.0	$—	$28.3
Available-for-sale securities	2.9	—	—	2.9
Deferred compensation assets	2.6	—	—	2.6
Total assets	$9.8	$24.0	$—	$33.8
Liabilities:
Derivative liabilities	$—	$13.7	$—	$13.7
Deferred compensation liabilities	48.4	—	—	48.4
Total liabilities	$48.4	$13.7	$—	$62.1

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
The carrying amount of long-term debt (including current installments) was $7.7 billion as of November 29, 2015 and $7.9 billion as of May 31, 2015. Based on current market rates, the fair value of this debt (level 2 liabilities) at November 29, 2015 and May 31, 2015, was estimated at $7.9 billion and $8.2 billion, respectively.

17. BUSINESS SEGMENTS AND RELATED INFORMATION
We report our operations in two reporting segments: Consumer Foods and Commercial Foods. In the first quarter of fiscal 2016, we announced our intent to sell substantially all of the operations that were previously reported within the Private Brands segment. The Private Brands operations we plan to sell were classified as held for sale and the results of operations have been classified as discontinued operations for all periods presented. Minor portions of the former Private Brands segment are being retained and have been included in the Consumer Foods and Commercial Foods segments for all periods presented. Minor portions of the Consumer Foods and Commercial Foods segments have been classified as discontinued operations as we plan to include these with the sale of the Private Brands operations.
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

	Thirteen weeks ended		Twenty-six weeks ended
	November 29, 2015	November 23, 2014	November 29, 2015	November 23, 2014
Net sales
Consumer Foods	$1,983.2	$2,043.0	$3,676.8	$3,742.3
Commercial Foods	1,109.5	1,093.4	2,209.7	2,157.1
Total net sales	$3,092.7	$3,136.4	$5,886.5	$5,899.4
Operating profit
Consumer Foods	$330.9	$300.9	$571.5	$492.9
Commercial Foods	162.2	146.8	301.9	266.8
Total operating profit	$493.1	$447.7	$873.4	$759.7
Equity method investment earnings
Consumer Foods	$0.7	$0.8	$1.4	$1.1
Commercial Foods	24.6	33.2	60.9	58.5
Total equity method investment earnings	$25.3	$34.0	$62.3	$59.6
Operating profit plus equity method investment earnings
Consumer Foods	$331.6	$301.7	$572.9	$494.0
Commercial Foods	186.8	180.0	362.8	325.3
Total operating profit plus equity method investment earnings	$518.4	$481.7	$935.7	$819.3
General corporate expense	$189.8	$82.4	$274.7	$197.4
Interest expense, net	79.6	78.7	159.9	162.0
Income tax expense	83.2	101.9	168.1	145.0
Income from continuing operations	$165.8	$218.7	$333.0	$314.9
Less: Net income attributable to noncontrolling interests	4.4	5.9	6.1	8.1
Income from continuing operations attributable to ConAgra Foods, Inc.	$161.4	$212.8	$326.9	$306.8
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
The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen weeks ended		Twenty-six weeks ended
	November 29, 2015	November 23, 2014	November 29, 2015	November 23, 2014
Net derivative losses incurred	$(5.6)	$(18.2)	$(14.9)	$(44.8)
Less: Net derivative gains (losses) allocated to reporting segments	(3.9)	3.5	(11.0)	10.2
Net derivative losses recognized in general corporate expenses	$(1.7)	$(21.7)	$(3.9)	$(55.0)
Net derivative gains (losses) allocated to Consumer Foods	$(2.1)	$0.5	$(8.2)	$4.2
Net derivative gains (losses) allocated to Commercial Foods	(1.8)	3.0	(2.8)	6.0
Net derivative gains (losses) included in segment operating profit	$(3.9)	$3.5	$(11.0)	$10.2

As of November 29, 2015, the cumulative amount of net derivative losses from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $18.8 million. This amount reflected net losses of $11.6 million incurred during the twenty-six weeks ended November 29, 2015, as well as net losses of $7.2 million incurred prior to fiscal 2016. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results losses of $17.8 million in fiscal 2016 and $1.0 million in fiscal 2017 and thereafter.
Other Information
Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for 19% of consolidated net sales in both the second quarter and first half of fiscal 2016 and 2015, primarily in the Consumer Foods segment.
Wal-Mart Stores, Inc. and its affiliates accounted for approximately 17% and 16% of consolidated net receivables as of November 29, 2015 and May 31, 2015, respectively, primarily in the Consumer Foods segment.
Spinoff of the Lamb Weston Business
On November 18, 2015, we announced our plans to separate ConAgra Foods, Inc. into two public companies, Conagra Brands and Lamb Weston. The transaction is expected to be structured as a spinoff of the Lamb Weston business, tax free to the Company and its shareholders, in the fall of calendar 2016.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. We undertake no responsibility for updating these statements. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These risks and uncertainties include, among other things: our ability to successfully complete the spinoff of our Lamb Weston business on a tax-free basis, within the expected time frame or at all; our ability to successfully complete the pending sale of our private brands operations, within the expected time frame or at all; our ability to execute our operating and restructuring plans and achieve our targeted operating efficiencies, cost-saving initiatives, and trade optimization programs; our ability to successfully execute our long-term value creation strategy; our ability to realize the synergies and benefits contemplated by the Ardent Mills joint venture; risks and uncertainties associated with intangible assets, including any future goodwill or intangible assets impairment charges; the availability and prices of raw materials, including any negative effects caused by inflation or weather conditions; the effectiveness of our product pricing efforts, whether through pricing actions or changes in promotional strategies; the ultimate outcome of litigation, including litigation related to the lead paint and pigment matters; future economic circumstances; industry conditions; the effectiveness of our hedging activities, including volatility in commodities that could negatively impact our derivative positions and, in turn, our earnings; the success of our innovation and marketing investments; the competitive environment and related market conditions; the ultimate impact of any product recalls; access to capital; actions of governments and regulatory factors affecting our businesses, including the Patient Protection and Affordable Care Act; the amount and timing of repurchases of our common stock and debt, if any; the costs, disruption, and diversion of management's attention associated with campaigns commenced by activist investors; and other risks described in our reports filed with the Securities and Exchange Commission. We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report.
The following discussion should be read together with our condensed consolidated financial statements and related notes contained in this report and with the financial statements, related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended May 31, 2015. Results for the second quarter of fiscal 2016 are not necessarily indicative of results that may be attained in the future.
Fiscal 2016 Second Quarter Executive Overview
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
In the second quarter of fiscal 2016, earnings reflected increases in Consumer Foods and Commercial Foods operating profit. Overall, we are focused on long-term cost savings plans. On November 18, 2015, we announced our plans for the separation of ConAgra Foods, Inc. into two public companies, Conagra Brands and Lamb Weston. The transaction is expected to be structured as a spinoff of the Lamb Weston business, tax free to the company and its shareholders, in the fall of calendar 2016.
Diluted earnings per share in the second quarter of fiscal 2016 was $0.35, including earnings of $0.37 per diluted share from continuing operations and a loss of $0.02 per diluted share from discontinued operations. Diluted earnings per share in the second quarter of fiscal 2015 were $0.02, including earnings of $0.49 per diluted share from continuing operations and a loss of $0.47 per diluted share from discontinued operations. Diluted loss per share in the first half of fiscal 2016 was $2.29, including earnings of $0.75 per diluted share from continuing operations and a loss of $3.04 per diluted share from discontinued operations. Diluted earnings per share in the first half of fiscal 2015 were $1.14, including $0.71 per diluted share from continuing operations and $0.43 per diluted share from discontinued operations. Several significant items affect the comparability of year-over-year results of continuing operations (see "Items Impacting Comparability" below).
Items Impacting Comparability
Segment presentation of gains and losses from derivatives used for economic hedging of anticipated commodity input costs and economic hedging of foreign currency exchange rate risks of anticipated transactions is discussed in the segment review below.

Items of note impacting comparability for the second quarter of fiscal 2016 included charges totaling $133.0 million ($82.2 million after-tax) in connection with our Supply Chain and Administrative Efficiency Plan (the "SCAE Plan") and income tax expense of $8.3 million related to the planned divestiture of Private Brands.
Items of note impacting comparability for the second quarter of fiscal 2015 included charges totaling $10.3 million ($6.5 million after-tax) in connection with our restructuring plans and an income tax benefit of $8.0 million from the implementation of a new tax position for federal tax credits relating to prior year tax returns.
Items of note impacting comparability for the first half of fiscal 2016 included charges totaling $150.4 million ($93.0 million after-tax) in connection with our SCAE Plan and income tax expense of $8.3 million related to the planned divestiture of Private Brands.
Items of note impacting comparability for the first half of fiscal 2015 included the following:

•	charges of $26.0 million ($15.9 million after-tax) in connection with our restructuring plans,

•	charges of $24.6 million ($15.1 million after-tax) related to early extinguishment of debt as a result of the payoff of our term loan facility and the repurchase of certain senior notes,

•	a benefit of $5.8 million ($5.8 million after-tax) related to the reduction of the legal accrual for pending matters associated with the 2007 peanut butter recall, and

•	an income tax benefit of $8.0 million from the implementation of a new tax position for federal tax credits relating to prior year tax returns.
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
Discontinued Operations
In the first quarter of fiscal 2016, we announced our intent to divest our Private Brands operations. On November 1, 2015, we entered into a stock purchase agreement with TreeHouse Foods, Inc. ("Treehouse") pursuant to which TreeHouse agreed to purchase our Private Brands operations for $2.7 billion in cash on a cash-free, debt-free basis, subject to working capital and other adjustments. The obligation of the parties to close the transaction is subject to customary closing conditions, including, among others, (i) the receipt of antitrust clearance in the United States and Canada; and (ii) the absence of legal restraints or prohibitions. The obligation of each party to close the transaction is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions) and the other party having performed in all material respects its obligations under the stock purchase agreement. We expect the sale to be complete in the first quarter of calendar year 2016. As a result of the potential sale of our private label business and discontinuation of further significant business activities in the Private Brands segment, the potential sale has met the criteria specified in applicable accounting guidance in order for the related assets and liabilities to be classified as held for sale; therefore, the results of operations of the operations we plan to divest are included in our results of discontinued operations for all periods presented. The related assets and liabilities have been reclassified as assets and liabilities held for sale for all periods presented.
Formation of Ardent Mills
On May 29, 2014, the Company, Cargill, Incorporated, and CHS, Inc. completed the formation of the Ardent Mills joint venture ("Ardent Mills"). In connection with the formation, we contributed all of the assets of ConAgra Mills, including $49.0 million of cash, to Ardent Mills, we received a 44% ownership interest in Ardent Mills, and Ardent Mills distributed $391.4 million in cash to us as a return of capital. The contribution of the assets of ConAgra Mills in exchange for a non-controlling interest in the joint venture was required to be accounted for at fair value, and accordingly, we recognized a gain of $625.6 million ($375.9 million after-tax) in the first half of fiscal 2015 in income from discontinued operations, to reflect the excess of the fair value of our interest over its carrying value at the time of the transfer. As part of the formation of Ardent Mills, in the fourth quarter of fiscal 2014, pursuant to an agreement with the U.S. Department of Justice, we sold three flour milling facilities to Miller Milling Company LLC for $163.0 million. We received the cash proceeds from the sale of these flour milling facilities in the first quarter of fiscal 2015. In the first quarter of fiscal 2015, we used the net cash proceeds from the Ardent Mills transaction to repay debt. The operating results of our legacy milling business, including the disposition of three mills aforementioned, are included as discontinued operations.
Restructuring Plans
We previously announced a plan for the integration and restructuring of the operations of Ralcorp Holdings, Inc. ("Ralcorp"), optimization of the entire Company's supply chain network, manufacturing assets, and dry distribution and mixing centers, and improvement of selling, general and administrative effectiveness and efficiencies, which we refer to as the SCAE Plan. Although we expect the divestiture of the Private Brands business to be completed in the third quarter of fiscal 2016, we will continue to implement portions of the SCAE Plan, including work related to optimizing our supply chain network and pursue cost reductions through our selling, general and administrative functions and productivity improvements. The SCAE Plan also includes plans announced in the second quarter of fiscal 2016 to realize efficiency benefits through a combination of reductions in selling, general and administrative expenses and enhancements to trade spend processes and tools.
Although we remain unable to make good faith estimates relating to the entire SCAE Plan, we are reporting on actions initiated through the end of the second quarter of fiscal 2016, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have resulted or will result in cash outflows. As of November 29, 2015, our Board of Directors has approved the incurrence of up to $739.0 million of expenses in connection with the SCAE Plan. We have incurred or expect to incur approximately $472.9 million of charges ($376.5 million of cash charges and $96.4 million of non-cash charges) for actions identified to date under the SCAE plan. In the second quarter and first half of fiscal 2016, we recognized charges of $133.0 million and $150.4 million, respectively, in relation to the SCAE Plan. In the second quarter and first half of fiscal 2015, we recognized charges of $10.3 million and $26.0 million, respectively, in relation to the SCAE Plan. We expect to incur costs related to the SCAE Plan over a multi-year period.

SEGMENT REVIEW
We report our operations in two reporting segments: Consumer Foods and Commercial Foods. In the first quarter of fiscal 2016, we announced that we plan to sell substantially all of the operations that were previously reported within the Private Brands segment. The sale is expected to close in the third quarter of fiscal 2016. The Private Brands operations we plan to sell were classified as held for sale and the results of operations have been classified as discontinued operations for all periods presented. Minor portions of the former Private Brands segment are being retained and have been included in the Consumer Foods and Commercial Foods segments for all periods presented. Minor portions of the Consumer Foods and Commercial Foods segments have been classified as discontinued operations as we plan to include these with the sale of the private label operations.
Consumer Foods
The Consumer Foods reporting segment includes branded and private label food sold in various retail channels primarily in North America. Our food products are sold in a variety of categories (meals, entrees, condiments, pasta, sides, snacks, and desserts) in various retail channels across frozen, refrigerated, and shelf-stable temperature classes.
Commercial Foods
+Commercial Foods reporting segment includes commercially branded and private label food and ingredients, which are sold primarily to commercial, restaurant, foodservice, food manufacturing, and industrial customers. The segment's primary food items include: frozen potato and sweet potato items and a variety of vegetable, spice, and frozen bakery goods, which are sold under brands such as Lamb Weston® and Spicetec Flavors & Seasonings®.
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

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen weeks ended		Twenty-six weeks ended
($ in millions)	November 29, 2015	November 23, 2014	November 29, 2015	November 23, 2014
Net derivative losses incurred	$(5.6)	$(18.2)	$(14.9)	$(44.8)
Less: Net derivative gains (losses) allocated to reporting segments	(3.9)	3.5	(11.0)	10.2
Net derivative losses recognized in general corporate expenses	$(1.7)	$(21.7)	$(3.9)	$(55.0)
Net derivative gains (losses) allocated to Consumer Foods	$(2.1)	$0.5	$(8.2)	$4.2
Net derivative gains (losses) allocated to Commercial Foods	(1.8)	3.0	(2.8)	6.0
Net derivative gains (losses) included in segment operating profit	$(3.9)	$3.5	$(11.0)	$10.2
As of November 29, 2015, the cumulative amount of net derivative losses from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $18.8 million. This amount reflected net losses of $11.6 million incurred during the twenty-six weeks ended November 29, 2015, as well as net losses of $7.2 million incurred prior to fiscal 2016. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results losses of $17.8 million in fiscal 2016 and $1.0 million in fiscal 2017 and thereafter.
Net Sales

	Net Sales
	Thirteen weeks ended			Twenty-six weeks ended
($ in millions) Reporting Segment	November 29, 2015	November 23, 2014	% Inc (Dec)	November 29, 2015	November 23, 2014	% Inc (Dec)
Consumer Foods	$1,983.2	$2,043.0	(3)%	$3,676.8	$3,742.3	(2)%
Commercial Foods	1,109.5	1,093.4	1%	2,209.7	2,157.1	2%
Total	$3,092.7	$3,136.4	(1)%	$5,886.5	$5,899.4	—%
Net sales for the second quarter of fiscal 2016 were $3.09 billion, a decrease of $43.7 million, or 1%, from the second quarter of fiscal 2015. Net sales for the first half of fiscal 2016 were $5.89 billion, a decrease of $12.9 million, essentially flat compared to the first half of fiscal 2015.
Consumer Foods net sales for the second quarter of fiscal 2016 were $1.98 billion, a decrease of $59.8 million, or 3%, compared to the second quarter of fiscal 2015. Consumer Foods net sales for the first half of fiscal 2016 were $3.68 billion, a decrease of $65.5 million, or 2%, compared to the first half of fiscal 2015. Results for the second quarter of fiscal 2016 reflected a 3% decrease in volumes, a 2% increase in price/mix, and a 2% decrease from foreign exchange rates. Results for the first half of fiscal 2016 reflected a 2% decrease in volumes, a 2% increase in price/mix, and a 2% decrease from foreign exchange rates. Favorable pricing was driven by the lapping of several pricing actions we took over the last three quarters of FY15 and increased discipline regarding our trade spending across our entire portfolio.
Sales of products associated with some of our significant brands, including Blue Bonnet®, David®, Libby's®, Marie Callender's®, Odom's®, Peter Pan®, PF Chang's®, Reddi Whip®, Slim Jim®, and Van Camp's® grew in the second quarter of fiscal 2016, as compared to the second quarter of fiscal 2015. Significant brands whose products experienced sales declines in the second quarter of fiscal 2016 include Act II®, Banquet®, Chef Boyardee®, Healthy Choice®, Hunt's®, Orville Redenbacher's®, Snack Pack®, and Wesson®.
Commercial Foods net sales were $1.11 billion for the second quarter of fiscal 2016, an increase of $16.1 million, or 1%, compared to the second quarter of fiscal 2015. Commercial Foods net sales were $2.21 billion for the first half of fiscal 2016, an increase of $52.6 million, or 2%, compared to the first half of fiscal 2015. Results for the second quarter of fiscal 2016 reflected a 4% increase in volume performance, partially offset by a 3% decrease in price/mix. Results for the first half of fiscal 2016 reflected a 5% increase in volume performance, partially offset by a 3% decrease in price/mix. Our Lamb Weston specialty potato products business net sales increased 4% in the second quarter and first half of fiscal 2016 compared to fiscal 2015. The increase in both periods was due to a 7% increase in volumes, partially offset by a 3% decrease in price/mix. The increased sales for Lamb Weston primarily reflected strong international sales volumes, partly due to the lapping of the West Coast Port labor dispute in the year ago period. Foodservice sales decreased for the second quarter and first half of fiscal 2016 compared to the respective comparable periods in fiscal 2015 primarily due to pricing reductions associated with the pass through of lower commodity input costs.

Selling, General and Administrative ("SG&A") Expenses (Includes general corporate expenses)
SG&A expenses totaled $524.7 million for the second quarter of fiscal 2016, an increase of $132.7 million, as compared to the second quarter of fiscal 2015. SG&A expenses for the second quarter of fiscal 2016 reflected the following:

•	expenses of $127.3 million in connection with our SCAE Plan,

•	an increase in incentive expense of $17.6 million, and

•	an increase in advertising and promotion spending of $16.7 million.
SG&A expenses for the second quarter of fiscal 2015 included expenses of $3.7 million in connection with our restructuring plans.
SG&A expenses totaled $930.1 million for the first half of fiscal 2016, an increase of $144.3 million, as compared to the first half of fiscal 2015. SG&A expenses for the first half of fiscal 2016 reflected the following:

•	expenses of $140.8 million in connection with our SCAE Plan,

•	an increase in incentive expense of $24.9 million,

•	an increase in advertising and promotion spending of $24.0 million, and

•	a decrease in salaries and wages of $4.9 million.
SG&A expenses for the first half of fiscal 2015 included charges of $24.6 million related to early extinguishment of debt as a result of the payoff of our term loan facility and the repurchase of certain senior notes prior to maturity, expenses of $11.7 million in connection with our restructuring plans, and a benefit of $5.8 million related to the reduction of the legal accrual for pending matters associated with the 2007 peanut butter recall.
Operating Profit (Earnings before general corporate expenses, interest expense, net, income taxes, and equity method investment earnings)

	Operating Profit
	Thirteen weeks ended			Twenty-six weeks ended
($ in millions) Reporting Segment	November 29, 2015	November 23, 2014	% Inc (Dec)	November 29, 2015	November 23, 2014	% Inc (Dec)
Consumer Foods	$330.9	$300.9	10%	$571.5	$492.9	16%
Commercial Foods	162.2	146.8	11%	301.9	266.8	13%
Consumer Foods operating profit for the second quarter of fiscal 2016 was $330.9 million, an increase of $30.0 million, or 10%, compared to the second quarter of fiscal 2015. Gross profits were $36.0 million higher in the second quarter of fiscal 2016 than in the second quarter of fiscal 2015. The higher gross profit was driven by improved plant productivity and lower commodity input costs, partially offset by lower sale volumes. Pricing actions on some products decreased volumes, but in the second quarter of fiscal 2016 we benefited from margin expansion. Operating profit for the second quarter of fiscal 2016 also includes $11.7 million of negative impact from changes in foreign exchange rates, an increase in advertising and promotion expense of $16.1 million as compared with the year ago period, and an increase in incentive compensation. Charges totaling $9.5 million related to our restructuring plans also impacted Consumer Foods results in the second quarter of fiscal 2016, compared to $8.3 million in the second quarter of fiscal 2015.
Consumer Foods operating profit for the first half of fiscal 2016 was $571.5 million, an increase of $78.6 million, or 16%, compared to the first half of fiscal 2015. Gross profits were $93.7 million higher in the first half of fiscal 2016 than in the first half of fiscal 2015. The higher gross profit was driven by improved plant productivity and lower commodity input costs, partially offset by lower sales volumes. Operating profit for the first half of fiscal 2016 also includes $23.8 million of negative impact from changes in foreign exchange rates, an increase in advertising and promotion expense of $21.3 million as compared with the year ago period, and an increase in incentive compensation. Charges totaling $16.1 million related to our restructuring plans also impacted Consumer Foods results in the first half of fiscal 2016, compared to $18.2 million in the first half of fiscal 2015.
For the second quarter of fiscal 2016, operating profit for the Commercial Foods segment was $162.2 million, an increase of $15.4 million, or 11%, from the second quarter of fiscal 2015. Gross profits in the Commercial Foods segment were $14.7 million higher in the second quarter of fiscal 2016 than in the second quarter of fiscal 2015. The increase in operating profit at Lamb Weston reflected strong international volumes and lapping of the impact of the West Coast port labor dispute in the year ago period; more than offsetting increases in labor expense in the second quarter of fiscal 2016. Foodservice operating profit increased modestly due to favorability in cost of goods sold.

For the first half of fiscal 2016, operating proft for the Commercial Foods segment was $301.9 million, an increase of $35.1 million, or 13%, from the first half of fiscal 2015. Gross profits in the Commercial Foods segment were $35.9 million higher in the first half of fiscal 2016 than in the first half of fiscal 2015. The increase in operating profit at Lamb Weston reflected North America and international sales growth combined with a comparable potato crop and lower commodity input costs. Strong international volume was partly due to lapping of the West Coast port labor dispute in the year ago period. Foodservice operating profit increased slightly due to increased volumes, combined with favorability in cost of goods sold. Commercial Foods operating profit for the first half of fiscal 2015 also included charges of $3.8 million related to the execution of our SCAE Plan.
Interest Expense, Net
Net interest expense was $79.6 million and $78.7 million for the second quarter of fiscal 2016 and 2015, respectively. Net interest expense was $159.9 million and $162.0 million for the first half of fiscal 2016 and 2015, respectively.
Income Taxes
In the second quarter of fiscal 2016 and 2015, our income tax expense was $83.2 million and $101.9 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately 33% and 32% for the second quarter of fiscal 2016 and 2015, respectively. In the first half of fiscal 2016 and 2015, our income tax expense from continuing operations was $168.1 million and $145.0 million, respectively. The effective tax rate was approximately 34% and 32% for the first half of fiscal 2016 and 2015, respectively.
The higher effective tax rate for the second quarter of fiscal 2016 was primarily due to $8.3 million of expense related to the planned divestiture of Private Brands. In the second quarter of fiscal 2015, we implemented a new position and took a tax credit that applied to prior year tax returns, which resulted in an $8.0 million reduction in income tax expense.
We expect our effective tax rate in fiscal 2016 to be approximately 33-34%.
Equity Method Investment Earnings
Equity method investment earnings were $25.3 million ($24.6 million in the Commercial Foods segment and $0.7 million in the Consumer Foods segment) and $34.0 million ($33.2 million in the Commercial Foods segment and $0.8 million in the Consumer Foods segment) for the second quarter of fiscal 2016 and 2015, respectively. Equity method investment earnings were $62.3 million ($60.9 million in the Commercial Foods segment and $1.4 million in the Consumer Foods segment) and $59.6 million ($58.5 million in the Commercial Foods segment and $1.1 million in the Consumer Foods segment) for the first half of fiscal 2016 and 2015, respectively. The decrease in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 reflects lower profits from the Ardent Mills joint venture due to unfavorable wheat market conditions. The increase in the first half of fiscal 2016 compared to the first half of fiscal 2015 reflects a full six months earnings from the Ardent Mills joint venture, compared to five months in the first half of 2015, as we recognize earnings on a one-month lag, due to differences in fiscal year periods.
Results of Discontinued Operations
Our discontinued operations generated an after-tax loss of $6.5 million and $202.8 million for the second quarter of fiscal 2016 and 2015, respectively. Our discontinued operations generated an after-tax loss of $1.33 billion and after-tax income of $185.5 million for the first half of fiscal 2016 and 2015, respectively. The results of discontinued operations for the second quarter and first half of fiscal 2016 include impairments of net assets held for sale of $86.3 million ($79.0 million after-tax) and $1.90 billion ($1.42 billion after-tax), respectively. The results of discontinued operations for the first half of fiscal 2015 include a pre-tax gain of $625.6 million ($375.9 million after-tax) recognized on the transactions related to the formation of Ardent Mills, and impairments of $210.9 million of goodwill and $30.0 million to write-down three small brands in our Private Brands operations.
Earnings (Loss) Per Share
Diluted earning per share in the second quarter of fiscal 2016 were $0.35, including earnings of $0.37 per diluted share from continuing operations and a loss of $0.02 per diluted share from discontinued operations. Diluted earnings per share in the second quarter of fiscal 2015 were $0.02, including earnings of $0.49 per diluted share from continuing operations and a loss of $0.47 per diluted share from discontinued operations. Diluted loss per share in the first half of fiscal 2016 was $2.29, including earnings of $0.75 per diluted share from continuing operations and a loss of $3.04 per diluted share from discontinued operations. Diluted earnings per share in the first half of fiscal 2015 were $1.14, including $0.71 per diluted share from continuing operations and $0.43 per diluted share from discontinued operations.

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
At November 29, 2015, we had a $1.5 billion revolving credit facility. The facility has historically been used principally as a back-up facility for our commercial paper program. As of November 29, 2015, there were no outstanding borrowings under the facility. The facility requires that our consolidated funded debt not exceed 65% of our consolidated capital base and that our fixed charges coverage ratio be greater than 1.75 to 1.0. On September 21, 2015, the Company entered into an amendment to the facility to exclude certain non-cash impairments from the calculation of the fixed charge coverage ratio. As of November 29, 2015, we were in compliance with all financial covenants in the facility.
As of November 29, 2015, we had $167.0 million outstanding under our commercial paper program. The highest level of borrowings under the commercial paper program during the first half of fiscal 2016 was $401.3 million, in part attributable to the use of commercial paper borrowings to fund the payment of the $250.0 million of 1.35% senior debt which became due in September 2015. As of May 25, 2015, we had no borrowings outstanding under our commercial paper program.
As of the end of the second quarter of fiscal 2016, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the revolving credit facility, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult.
We repurchase our shares of common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board of Directors. In December 2011, the Company's Board of Directors approved a $750.0 million increase to our share repurchase authorization. Under the share repurchase authorization, we may repurchase our shares periodically over several years, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions. The authorization has no time limit and may be suspended or discontinued at any time. We did not repurchase any shares of our common stock under this program in the first half of fiscal 2016. The Company's total remaining share repurchase authorization as of November 29, 2015 was $131.9 million.
We expect to generate significant cash flows from operations in fiscal 2016, and we have access to the $1.5 billion revolving credit facility, our commercial paper program, and the capital markets. We believe we have access to additional bank loan facilities, if needed. We also expect to receive approximately $2.7 billion in proceeds from the sale of the Private Brands business prior to the end of fiscal 2016.
Although we have not finalized plans for our future capital structure, management believes the aforementioned sources of liquidity will be adequate to meet required debt repayments, planned capital expenditures, working capital needs, and payment of anticipated quarterly dividends for the foreseeable future.
Although a significant amount of our senior debt will mature during fiscal 2016, and over the next several years, we expect to maintain or have access to sufficient liquidity to either retire or refinance such debt, as market conditions warrant, from operating cash flows, our commercial paper program, proceeds from any divestitures, access to capital markets, and our revolving credit facility.
We expect to refinance the $750.0 million of 1.3% senior debt, which will become due in January 2016, with short-term debt and commercial paper. Proceeds from the sale of the Private Brands operations will be used primarily for debt repayment, including any debt issued to refinance the January debt maturity.
Cash Flows
During the first half of fiscal 2016, we used $54.7 million of cash, which was the net result of $318.0 million generated from operating activities, $237.0 million used in investing activities, $132.7 million used in financing activities, and a decrease of $3.0 million in cash due to the effect of changes in foreign currency exchange rates.
Cash generated from operating activities of continuing operations totaled $193.3 million in the first half of fiscal 2016, as compared to $286.4 million generated in the first half of fiscal 2015. The decrease was mainly driven by the timing of income tax and incentive compensation payments, offset by cash flows generated from higher operating profits. During the first half of fiscal 2016, our total income tax payments from continuing and discontinued operations were approximately $123.5 million more than those made in the first half of fiscal 2015. Annual incentive compensation payments were approximately $22.0 million more in fiscal 2016 (earned in fiscal 2015) than in fiscal 2015 (earned in fiscal 2014) and approximately $30.7 million of cash was used to settle certain share-based incentive awards in the first half of fiscal 2016. In addition, the higher operating profit was offset by charges we have incurred related to SCAE in the first half of fiscal 2016, which we anticipate paying out over the next twelve months.
Cash generated from operating activities of discontinued operations was $124.7 million and $131.3 million in the first half of fiscal 2016 and 2015, respectively. The contribution of cash from operating activities of discontinued operations reflects the activities of the Private Brands business and the limited results of the milling business which were included in the first quarter of fiscal 2015.
Cash used in investing activities totaled $237.0 million in the first half of fiscal 2016 compared to cash generated of $232.6 million in the first half of fiscal 2015. Investing activities of continuing operations in the first half of fiscal 2016 consisted primarily of capital expenditures of $176.7 million which included several significant plant expansions and improvements. Investing activities of continuing operations in the first half of fiscal 2015 consisted primarily of $391.4 million in cash received from Ardent Mills in connection with the formation of that joint venture, partially offset by capital expenditures of $157.6 million and the purchase of a potato manufacturer in China for $75.4 million in cash, net of cash acquired. Cash used in investing activities of discontinued operations in the first half of fiscal 2016 resulted primarily from capital expenditures of $59.0 million and $12.4 million of closing costs paid as a result of the expected sale of our Private Brands operations. Cash generated from investing activities of discontinued operations in the first half of fiscal 2015 totaled $71.9 million resulting from receipt of $163.0 million cash associated with the sale of three flour milling facilities at the end of fiscal 2014, partially offset by $49.0 million of cash contributed to Ardent Mills upon the formation of the joint venture and capital expenditures of $44.5 million associated with the Private Brands business.
Cash used in financing activities totaled $132.7 million in the first half of fiscal 2016 and $710.0 million in the first half of fiscal 2015. Proceeds from employee stock option exercises were $153.3 million and $55.2 million in the first half of fiscal 2016 and 2015, respectively. Dividends paid during the first half of fiscal 2016 and 2015 were $215.0 million and $211.7 million, respectively. In the first half of 2016, we repaid $255.3 million of long-term debt financed partially by the issuance of commercial paper. In the first half of fiscal 2015, we repaid $1.49 billion of long-term debt, partially financed by the issuance of $550.0 million aggregate principal amount of floating rate notes and an increase in our short-term borrowings of $392.8 million, primarily commercial paper.
The Company had cash and cash equivalents of $95.9 million at November 29, 2015 and $164.7 million at May 31, 2015, of which $77.8 million at November 29, 2015 and $79.0 million at May 31, 2015 was held in foreign countries. During the first quarter of fiscal 2016 and 2015, domestic entities repaid $36.4 million and $37.8 million borrowed from certain of the Company's foreign subsidiaries during the fourth quarter of fiscal 2015 and 2014, respectively. The Company makes an assertion regarding the amount of earnings intended for permanent reinvestment outside the U.S., with the balance available to be repatriated to the U.S. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. No related tax liability has been accrued as of November 29, 2015. At November 29, 2015, management does not intend to permanently repatriate additional foreign cash. Any future decision to repatriate foreign cash could result in an adjustment to the deferred tax liability after considering available foreign tax credits and other tax attributes. It is not practicable to determine the amount of any such deferred tax liability at this time.
We estimate our capital expenditures in fiscal 2016 for continuing operations will be approximately $440 million. For the first half of fiscal 2016, we have funded $176.7 million of capital expenditures for our continuing operations.
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
We hold a 50.0% interest in Lamb Weston RDO, a potato processing venture. We provide all sales and marketing services to Lamb Weston RDO. We receive a fee for these services based on a percentage of the net sales of the venture. We reflect the value of our ownership interest in this venture in other assets in our Condensed Consolidated Balance Sheets, based upon the equity method of accounting. The balance of our investment was $14.3 million and $14.6 million at November 29, 2015 and May 31, 2015, respectively, representing our maximum exposure to loss as a result of our involvement with this venture. The capital structure of Lamb Weston RDO includes owners' equity of $28.6 million and term borrowings from banks of $41.1 million as of November 29, 2015. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this venture.
We lease certain office buildings from entities that we have determined to be variable interest entities. The lease agreements with these entities include fixed-price purchase options for the assets being leased. The lease agreements also contain contingent put options (the “lease put options”) that allow the lessors to require us to purchase the buildings at the greater of original construction cost, or fair market value, without a lease agreement in place (the “put price”) in certain limited circumstances. As a result of substantial impairment charges recently recorded, these lease put options are exercisable now and until generally 30 days after the end of the respective lease agreements. We are amortizing the difference between the estimated put price and the estimated fair value (without a lease agreement in place) of each respective property over the remaining respective lease term within selling, general, and administrative expenses. As of November 29, 2015, the estimated amount by which the put prices exceeded the fair values of the related properties was $58.5 million, of which we have accrued $5.6 million. As these buildings are worth considerably more when under lease agreements than when vacant, we may be able to mitigate some, or all of the financial exposure created by the put options by maintaining active lease agreements and/or by subleasing the buildings to credit worthy tenants. We do not expect to ultimately incur material financial losses as a result of the potential exercise of the lease put options by the lessors. These leases are accounted for as operating leases, and accordingly, there are no material assets or liabilities, other than the accrued portion of the put price, associated with these entities included in our Condensed Consolidated Balance Sheets. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of these entities. In making this determination, we have considered, among other items, the terms of the lease agreements, the expected remaining useful lives of the assets leased, and the capital structure of the lessor entities.

OBLIGATIONS AND COMMITMENTS
As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as lease agreements, debt agreements, and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as "take-or-pay" contracts). The unconditional purchase obligation arrangements are entered into in our normal course of business in order to ensure adequate levels of sourced product are available. Of these items, debt, notes payable, and capital lease obligations, which totaled $7.8 billion as of November 29, 2015, were recognized as liabilities in our Condensed Consolidated Balance Sheets. Operating lease obligations and unconditional purchase obligations, which totaled $2.4 billion as of November 29, 2015, were not recognized as liabilities in our Condensed Consolidated Balance Sheets, in accordance with generally accepted accounting principles.
A summary of our contractual obligations as of November 29, 2015 was as follows (includes amounts related to discontinued operations):

	Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt	$7,482.2	$1,300.7	$1,709.9	$775.0	$3,696.6
Capital lease obligations	128.3	10.2	17.6	13.0	87.5
Operating lease obligations	415.3	82.7	141.2	74.6	116.8
Purchase obligations[1] and other contracts	2,075.6	1,577.4	127.3	90.2	280.7
Notes payable	195.0	195.0	—	—	—
Total	$10,296.4	$3,166.0	$1,996.0	$952.8	$4,181.6
1 Amount includes open purchase orders and agreements, some of which are not legally binding and/or may be cancellable. Such agreements are generally settleable in the ordinary course of business in less than one year.
We are also contractually obligated to pay interest on our long-term debt and capital lease obligations. The weighted average coupon interest rate of the long-term debt obligations outstanding as of November 29, 2015 was approximately 4.2%.
The operating lease obligations noted in the table above have not been reduced by non-cancellable sublease rentals of $28.9 million.
We own a 49.99% interest in Lamb Weston BSW, LLC ("Lamb Weston BSW"), a potato processing venture with Ochoa Ag Unlimited Foods, Inc. ("Ochoa"). We provide all sales and marketing services to Lamb Weston BSW. Under certain circumstances, we could be required to compensate Ochoa for lost profits resulting from significant production shortfalls ("production shortfalls"). Commencing on June 1, 2018, or on an earlier date under certain circumstances, we have a contractual right to purchase the remaining equity interest in Lamb Weston BSW from Ochoa (the "call option"). We are currently subject to a contractual obligation to purchase all of Ochoa's equity investment in Lamb Weston BSW at the option of Ochoa (the "put option"). The purchase prices under the call option and the put option (the "options") are based on the book value of Ochoa's equity interest at the date of exercise, as modified by an agreed-upon rate of return for the holding period of the investment balance. The agreed-upon rate of return varies depending on the circumstances under which any of the options are exercised. As of November 29, 2015, the price at which Ochoa had the right to put its equity interest to us was $45.0 million. This amount, which is presented within other noncurrent liabilities in our Condensed Consolidated Balance Sheets, is not included in the "Contractual Obligations" table above as the payment is contingent upon the exercise of the put option by Ochoa, and the eventual occurrence and timing of such exercise is uncertain.
As of May 31, 2015, we had aggregate unfunded pension obligations totaling $553.2 million. This amount is not included in the table above, as the unfunded pension obligation is marked-to-market each fiscal year, and we do not expect to be required to make payments to fund these amounts in the foreseeable future. Based on current statutory requirements, we are not obligated to fund any amount to our qualified pension plans during the next twelve months. We estimate that we will make payments of approximately $10.2 million over the next twelve months to fund current benefits of nonqualified pension plans. See Note 14, Pension and Postretirement Benefits, to the Condensed Consolidated Financial Statements, and the Company's Annual Report on Form 10-K for the year ended May 31, 2015, Critical Accounting Estimates - Employment Related Benefits, for further discussion of our pension obligations and factors that could affect estimates of this liability.
As part of our ongoing operations, we also enter into arrangements that obligate us to make future cash payments only upon the occurrence of a future event (e.g., guarantees of debt or lease payments of a third party should the third party be unable to perform). In accordance with generally accepted accounting principles, the following commercial commitments are not recognized as liabilities in our Condensed Consolidated Balance Sheets. A summary of our commitments, including commitments associated with equity method investments, as of November 29, 2015 was as follows:

	Amount of Commitment Expiration Per Period (in millions)
Other Commercial Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Guarantees	$55.8	$31.8	$5.4	$8.4	$10.2
Standby repurchase obligations	2.4	0.8	0.5	0.5	0.6
Other commitments	2.1	1.9	0.2	—	—
Total	$60.3	$34.5	$6.1	$8.9	$10.8
We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At November 29, 2015, the amount of supplier loans we have effectively guaranteed was $29.1 million, included in the table above. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.
Federal income tax credits were generated related to our sweet potato production facility in Delhi, Louisiana. Third parties invested in these income tax credits. We have guaranteed these third parties the face value of the income tax credits over their statutory lives, through fiscal 2017, in the event that the income tax credits are recaptured or reduced. The face value of the income tax credits was $26.7 million as of November 29, 2015. We believe the likelihood of recapture or reduction of the income tax credits is remote, and therefore we have not established a liability in connection with these guarantees.
We hold a fifty percent ownership interest in Lamb-Weston/Meijer, V.O.F. (“Lamb Weston Meijer”), a Netherlands joint venture, headquartered in the Netherlands, that manufactures and sells frozen potato products principally in Europe. We and our partner are jointly and severally liable for all legal liabilities of Lamb Weston Meijer. As of November 29, 2015, the total liabilities of Lamb Weston Meijer were $143.5 million. Lamb Weston Meijer is well capitalized, with partners’ equity of $278.7 million as November 29, 2015. We have not established a liability on our balance sheets for the obligations of Lamb Weston Meijer, as we have determined the likelihood of any required payment by us to settle such liabilities of Lamb Weston Meijer is remote.
The obligations and commitments tables above do not include any reserves for uncertainties in income taxes, as we are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes. The liability for gross unrecognized tax benefits at November 29, 2015 was $35.0 million. The net amount of unrecognized tax benefits at November 29, 2015, that, if recognized, would impact our effective tax rate was $23.0 million. Recognition of these tax benefits would have a favorable impact on our effective tax rate.

CRITICAL ACCOUNTING ESTIMATES
A discussion of our critical accounting estimates can be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in Part I, Item 7, of our Annual Report on Form 10-K for the fiscal year ended May 31, 2015. There were no material changes to the previously disclosed, except for the following:

Because forecasted sales and profits for the Private Brands segment continued to fall below our expectations relative to our previous projections throughout fiscal 2015, we performed quantitative analyses of goodwill on certain of our Private Brands segment reporting units in the second, third, and fourth quarters of fiscal 2015. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans and future industry and economic conditions. We estimated the future cash flows of each reporting unit within the Private Brands segment and calculated the net present value of those estimated cash flows using a risk adjusted discount rate, in order to estimate the fair value of each reporting unit from the perspective of a market participant. For this purpose, in our most recent analysis we used the sales growth rates, ranging from -1% in our cereal reporting unit to +5% in our Snacks reporting unit, and gross margin percentages used internally for our operating plans for fiscal 2016. We estimated the rates of sales and cash flow growth for the subsequent three years based upon known trends for each applicable product category, customer-specific facts, expected rates of material and labor inflation, and planned capital expenditures for each reporting unit. We used a discount rate and terminal growth rate of cash flows of 8% and 3%, respectively, to calculate the present value of estimated future cash flows. We then compared the estimated fair value of each reporting unit to the respective historical carrying value (including allocated assets and liabilities of certain shared and Corporate functions), and determined that the fair value of the reporting unit was less than the carrying value for six of our reporting units within the Private Brands segment throughout fiscal 2015. With the assistance of a third-party valuation specialist, we estimated the fair value of the assets and liabilities of each of these reporting units in order to determine the implied fair value of goodwill of each reporting unit. We recognized impairment charges for the difference between the implied fair value of goodwill and the carrying value of goodwill within each reporting unit at the respective measurement dates. Accordingly, during fiscal 2015, we recorded charges totaling $1.53 billion for the impairment of goodwill in the Private Brands segment. The following reporting units within Private Brands were impacted: $328.7 million in Bars and Coordinated, $195.1 million in Cereal, $157.1 million in Pasta, $536.5 million in Snacks, $174.4 million in Retail Bakery, and $136.1 million in Condiments (Minor portions of the impairments of the former Private Brands segment are being retained and have been included in the Consumer Foods segment).
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
Following the impairment charges recorded in fiscal 2015, the carrying value of goodwill in our Private Brands reporting units included $269.3 million for Cereal, $588.2 million for Pasta, $276.5 million for Snacks, and $535.5 million for Retail Bakery (Minor portions of the former Private Brands segment are being retained and have been included in the Consumer Foods and Commercial Foods segments). All of the goodwill for the Bars and Coordinated and Condiments reporting units was impaired as of the end of fiscal 2015. If the future performance of one or more of the reporting units within the Private Brands segment falls short of our expectations or if there are significant changes in risk-adjusted discount rates due to changes in market conditions, we could be required to recognize additional, material impairment charges in future periods. Estimating future cash flows requires significant judgment by management in such areas as future economic conditions, industry-specific conditions, product pricing, and necessary capital expenditures. Due to the intense competitive environment in private label foods and the severity of recent declines in operating performance, the degree of uncertainty of future cash flows is high. Among other factors, the loss of significant customers, unplanned rates of materials inflation, loss of key personnel, and the entrance of new competitors could result in further reductions in forecasted future cash flows, and accordingly, further impairment charges.
In the first quarter of fiscal 2016, we announced our intent to divest our Private Brands operations. On November 1, 2015, we entered into a stock purchase agreement with TreeHouse Foods, Inc. ("Treehouse") pursuant to which TreeHouse agreed to purchase our Private Brands operations for $2.7 billion in cash on a cash-free, debt-free basis, subject to working capital and other adjustments. The obligation of the parties to close the transaction is subject to customary closing conditions, including, among others, (i) the receipt of antitrust clearance in the United States and Canada; and (ii) the absence of legal restraints or prohibitions. The obligation of each party to close the transaction is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions) and the other party having performed in all material respects its obligations under the stock purchase agreement. We expect the sale to be complete in the third quarter of fiscal 2016. As a result of expected purchase price, we concluded that the net assets held for sale were further impaired. We recognized a pre-tax impairment charge of $86.3 million ($79.0 million after-tax) and $1.90 billion ($1.42 billion after-tax) in the second quarter and first half of fiscal 2016, respectively, to write-down the goodwill and long-lived assets of the Private Brands business to the estimated sales price, less costs to sell. These amounts reflect management's current estimates and the closing on any sale of these assets could result in further adjustments to this impairment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The principal market risks affecting us are exposures to price fluctuations of commodity and energy inputs, interest rates, and foreign currencies.
Other than the changes noted below, there have been no material changes in our market risk during the twenty-six weeks ended November 29, 2015. For additional information, refer to the "Quantitative and Qualitative Disclosures about Market Risk" in Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2015.
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
The carrying amount of long-term debt (including current installments) was $7.7 billion as of November 29, 2015. Based on current market rates, the fair value of this debt at November 29, 2015 was estimated at $7.9 billion. As of November 29, 2015, a 1% increase in the interest rates would decrease the fair value of our fixed rate debt by approximately $390.3 million, while a 1% decrease in interest rates would increase the fair value of our fixed rate debt by approximately $440.7 million.
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
Value-at-Risk (VaR)
We employ various tools to monitor our derivative risk, including value-at-risk ("VaR") models. We perform simulations using historical data to estimate potential losses in the fair value of current derivative positions. We use price and volatility information for the prior 90 days in the calculation of VaR that is used to monitor our daily risk. The purpose of this measurement is to provide a single view of the potential risk of loss associated with derivative positions at a given point in time based on recent changes in market prices. Our model uses a 95% confidence level. Accordingly, in any given one day time period, losses greater than the amounts included in the table below are expected to occur only 5% of the time. We include commodity swaps, futures, and options and foreign exchange forwards, swaps, and options in this calculation. The following table provides an overview of our average daily VaR for our energy, agriculture, foreign exchange, and other commodities (including discontinued operations) over the twenty-six weeks ended November 29, 2015 and November 23, 2014. Other commodities below consist primarily of forward and option contracts for a commodities index which includes items such as agricultural commodities, energy commodities, and metals. The other commodities category below may also include items such as packaging and/or livestock.

	Fair Value Impact
In Millions	Average During Twenty-six Weeks Ended November 29, 2015	Average During Twenty-six Weeks Ended November 23, 2014
Energy commodities	$0.9	$1.2
Agriculture commodities	2.2	2.3
Other commodities	—	1.9
Foreign exchange	0.1	0.2

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of November 29, 2015. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective.
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

ITEM 1A. RISK FACTORS
A discussion of our risk factors can be found in Item 1A, Risk Factors, in our annual report on Form 10-K for the fiscal year ended May 31, 2015 (the “Form 10-K”). The information below includes additional risks relating to our previously announced plans to pursue the separation of the Company into two independent public companies: one comprising its robust consumer portfolio of diverse and leading brands; and the other comprising its market leading foodservice portfolio of innovative frozen potato products through a tax-free spinoff of the Lamb Weston business (the “Spinoff”). The consumer brands business will be renamed Conagra Brands, Inc. (“Conagra Brands”) and the frozen potato business will operate under the Lamb Weston name. Immediately following the Spinoff, which is expected to be completed in the fall of 2016, ConAgra Foods’ stockholders will own shares of both independent companies. The information below amends, updates, and should be read in conjunction with the risk factors disclosed in the Form 10-K.
Risks Relating to our Proposed Spinoff of our Lamb Weston Business
The proposed Spinoff of our Lamb Weston business is contingent upon the satisfaction of a number of conditions, may require significant time and attention of our management and may have an adverse effect on us if not completed.
On November 18, 2015, we announced plans to pursue the Spinoff. The proposed Spinoff is subject to various conditions and may be affected by unanticipated developments or changes in market conditions that could delay, prevent, or otherwise adversely affect the Spinoff. Completion of the Spinoff will be contingent upon several factors, including, but not limited to, authorization and approval of our board of directors, receipt of governmental and regulatory approvals of the transactions contemplated by the Spinoff, receipt of a tax opinion regarding the tax-free status of the Spinoff, execution of intercompany agreements, and the effectiveness of a registration statement with the SEC. For these and other reasons, the Spinoff may not be completed as expected during 2016, if at all.
In pursuing the proposed Spinoff, our ongoing businesses may be adversely affected, and we may be subject to certain risks and consequences, including, but not limited to, the following:
•execution of the proposed Spinoff will require significant time and attention from management, which may postpone the execution of other initiatives that may have been beneficial to us;
•completion of the Spinoff will require strategic, structural and process realignment and restructuring actions within our operations, which could lead to a disruption of our operations, loss of, or inability to recruit key personnel needed to operate and grow our businesses and to complete the proposed Spinoff;
•completion of the Spinoff may require certain management and procedural redundancies as we prepare for the separation of the Lamb Weston business from Conagra Brands, which may result in operating inefficiencies; and
•we will be required to pay certain costs and expenses relating to the Spinoff, such as legal, accounting, and other professional fees, whether or not it is completed.
If the Spinoff is not completed, we may experience negative reactions from the financial markets if we fail to complete the Spinoff.
Any of these factors could have a material adverse effect on our financial condition, results of operations, cash flows, and the price of our common stock.
We may be unable to achieve some or all of the benefits that we expect to achieve from the Spinoff.
Although we believe that separating our Lamb Weston business from Conagra Brands will provide financial, operational, managerial, and other benefits to us and our stockholders, the Spinoff may not provide such results on the scope or scale we anticipate, and we may not realize the intended benefits of the Spinoff. In addition, we will incur one-time costs in connection with the Spinoff that may exceed our estimates and negate some of the benefits we expect to achieve. If we do not realize these assumed benefits, we could suffer a material adverse effect on our financial condition. Further, if the proposed Spinoff is completed, our operational and financial profile will change upon the separation of the Lamb Weston business from Conagra Brands. As a result, our diversification of revenue sources will diminish, and our results of operations, cash flows, working capital, and financing requirements may be subject to increased volatility.

If the proposed Spinoff of our Lamb Weston business is completed, the trading price of our common stock will decline.
We expect the trading price of our common stock immediately following the Spinoff to be lower than immediately preceding the Spinoff, as the trading price of our common stock will no longer reflect the value of our Lamb Weston business.
Following the Spinoff, the value of your common stock in: (a) the Company and (b) the Lamb Weston business may collectively trade at an aggregate price less than what the Company's common stock might trade at had the Spinoff not occurred.
The common stock of: (a) the Company and (b) the Lamb Weston business that you may hold following the Spinoff may collectively trade at a value less than the price at which the Company’s common stock might have traded at had the Spinoff not occurred. Reasons for this potential difference include the future performance of either the Company or the Lamb Weston business as separate, independent companies, and the future stockholder base and market for the Company’s common stock and those of the Lamb Weston business and the prices at which these shares individually trade.
The Spinoff could result in substantial tax liability.
The Spinoff is conditioned on our receipt of an opinion from our tax advisors, in form and substance satisfactory to us, that the distribution of shares of our Lamb Weston business in the Spinoff will qualify as tax-free to the Lamb Weston business, the Company, and our stockholders for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) and related provisions of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), and other members of our consolidated tax reporting group. The opinion will rely on, among other things, various assumptions and representations as to factual matters made by the Company and the Lamb Weston business which, if inaccurate or incomplete in any material respect, could jeopardize the conclusions reached by such advisor in its opinion. The opinion will not be binding on the Internal Revenue Service (“IRS”), or the courts, and there can be no assurance that the IRS or the courts will not challenge the qualification of the Spinoff as a transaction under Sections 355 and 368(a) of the Code or that any such challenge would not prevail.

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
Dated this 6th day of January, 2016.

EXHIBIT INDEX
All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by ConAgra Foods, Inc. (file number 001-07275), unless otherwise noted.

EXHIBIT	DESCRIPTION

2.1*
Stock Purchase Agreement, dated as of November 1, 2015, between ConAgra Foods, Inc. and Tree House Foods, Inc., incorporated herein by reference to Exhibit 2.1 of ConAgra Foods’ current report on Form 8-K filed November 2, 2015

3.1	ConAgra Foods' Certificate of Incorporation, as restated, incorporated herein by reference to Exhibit 3.1 of ConAgra Foods' current report on Form 8-K filed December 2, 2005

3.2
Amended and Restated By-Laws of ConAgra Foods, Inc., as amended on on May 7, 2015 and further amended on June 18, 2015 and September 30, 2015, incorporated herein by reference to Exhibit 3.1 of ConAgra Foods' current report on Form 8-K filed October 1, 2015

4.1
Indenture, dated as of October 8, 1990, between ConAgra Foods, Inc. and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A. and The Chase Manhattan Bank (National Association)), as trustee, incorporated by reference to Exhibit 4.1 of ConAgra Foods' Registration Statement on Form S-3 (Registration File No. 033-36967)

10.1**	Amendment to Certain Equity Awards and Agreements Pursuant to the ConAgra Foods Inc. 2015 Voluntary Retirement Program and 2015 SG&A Reduction Program.

10.2
Amendment No. 4 to Revolving Credit Agreement, dated as of September 14, 2011, among the Company, JPMorgan Chase Bank, N.A., as administrative agent and a lender, and the other financial institutions party thereto, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods' current report on Form 8-K filed September 22, 2015

12	Statement regarding computation of ratio of earnings to fixed charges

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificates

101.1
The following materials from ConAgra Foods' Quarterly Report on Form 10-Q for the quarter ended November 29, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to ConAgra Foods' long-term debt are not filed with this Form 10-Q. ConAgra Foods will furnish a copy of any such long-term debt agreement to the Securities and Exchange Commission upon request.

*Certain Schedules and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

**Management contract or compensatory plan.