Form 10-Q
period 2016-02-28
CONAGRA FOODS INC /DE/
filed 2016-04-07
CIK 23217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________________
FORM 10-Q
 ______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of issuer’s common stock, as of February 28, 2016, was 436,414,916.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in millions except per share amounts)
(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	February 28, 2016	February 22, 2015	February 28, 2016	February 22, 2015
Net sales	$2,924.1	$2,907.3	$8,815.4	$8,811.5
Costs and expenses:
Cost of goods sold	2,123.7	2,187.3	6,485.5	6,742.5
Selling, general and administrative expenses	489.6	360.3	1,419.7	1,146.1
Interest expense, net	76.9	79.8	236.8	241.8
Income from continuing operations before income taxes and equity method investment earnings	233.9	279.9	673.4	681.1
Income tax expense	91.0	100.6	259.3	247.9
Equity method investment earnings	44.7	33.0	107.0	92.6
Income from continuing operations	187.6	212.3	521.1	525.8
Income (loss) from discontinued operations, net of tax	18.7	(1,165.0)	(1,307.9)	(978.1)
Net income (loss)	$206.3	$(952.7)	$(786.8)	$(452.3)
Less: Net income attributable to noncontrolling interests	1.7	1.4	7.8	9.5
Net income (loss) attributable to ConAgra Foods, Inc.	$204.6	$(954.1)	$(794.6)	$(461.8)
Earnings (loss) per share — basic
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$0.42	$0.49	$1.17	$1.21
Income (loss) from discontinued operations attributable to ConAgra Foods, Inc. common stockholders	0.04	(2.72)	(3.01)	(2.30)
Net income (loss) attributable to ConAgra Foods, Inc. common stockholders	$0.46	$(2.23)	$(1.84)	$(1.09)
Earnings (loss) per share — diluted
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$0.41	$0.49	$1.16	$1.20
Income (loss) from discontinued operations attributable to ConAgra Foods, Inc. common stockholders	0.05	(2.70)	(2.99)	(2.27)
Net income (loss) attributable to ConAgra Foods, Inc. common stockholders	$0.46	$(2.21)	$(1.83)	$(1.07)
Cash dividends declared per common share	$0.25	$0.25	$0.75	$0.75
See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in millions)
(unaudited)

	Thirteen weeks ended
	February 28, 2016			February 22, 2015
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income (loss)	$318.2	$(111.9)	$206.3	$(949.3)	$(3.4)	$(952.7)
Other comprehensive income (loss):
Derivative adjustments:
Unrealized derivative adjustments	—	—	—	—	—	—
Reclassification for derivative adjustments included in net income	(2.1)	0.8	(1.3)	—	—	—
Unrealized gains on available-for-sale securities	(0.1)	—	(0.1)	0.4	(0.2)	0.2
Currency translation losses:
Unrealized currency translation losses	(18.0)	—	(18.0)	(82.8)	—	(82.8)
Reclassification for currency translation losses included in net income	73.4	—	73.4	—	—	—
Pension and post-employment benefit obligations:
Unrealized pension and post-employment benefit obligations	0.4	(0.1)	0.3	—	—	—
Reclassification for pension and post-employment benefit obligations included in net income	(10.9)	3.4	(7.5)	(0.2)	0.1	(0.1)
Comprehensive income (loss)	360.9	(107.8)	253.1	(1,031.9)	(3.5)	(1,035.4)
Comprehensive income (loss) attributable to noncontrolling interests	(0.3)	(0.2)	(0.5)	0.8	(0.2)	0.6
Comprehensive income (loss) attributable to ConAgra Foods, Inc.	$361.2	$(107.6)	$253.6	$(1,032.7)	$(3.3)	$(1,036.0)

	Thirty-nine weeks ended
	February 28, 2016			February 22, 2015
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net loss	$(973.1)	$186.3	$(786.8)	$(68.1)	$(384.2)	$(452.3)
Other comprehensive income (loss):
Derivative adjustments:
Unrealized derivative adjustments	—	—	—	—	—	—
Reclassification for derivative adjustments included in net income	(2.1)	0.8	(1.3)	(0.5)	0.2	(0.3)
Unrealized gains on available-for-sale securities	—	—	—	0.7	(0.3)	0.4
Currency translation losses:
Unrealized currency translation losses	(74.0)	—	(74.0)	(135.6)	—	(135.6)
Reclassification for currency translation losses included in net income	73.4	—	73.4	—	—	—
Pension and post-employment benefit obligations:
Unrealized pension and post-employment benefit obligations	7.1	(1.8)	5.3	3.8	(0.9)	2.9
Reclassification for pension and post-employment benefit obligations included in net income	(13.5)	4.4	(9.1)	(0.6)	0.2	(0.4)
Comprehensive loss	(982.2)	189.7	(792.5)	(200.3)	(385.0)	(585.3)
Comprehensive income attributable to noncontrolling interests	2.3	(0.7)	1.6	4.1	(0.2)	3.9
Comprehensive loss attributable to ConAgra Foods, Inc.	$(984.5)	$190.4	$(794.1)	$(204.4)	$(384.8)	$(589.2)

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions except share data)
(unaudited)

	February 28, 2016	May 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$502.6	$164.7
Receivables, less allowance for doubtful accounts of $4.7 and $4.1	849.6	773.6
Inventories	1,835.5	1,711.9
Prepaid expenses and other current assets	335.6	273.2
Current assets held for sale	4.2	744.3
Total current assets	3,527.5	3,667.7
Property, plant and equipment	6,198.6	6,191.0
Less accumulated depreciation	(3,552.9)	(3,503.3)
Property, plant and equipment, net	2,645.7	2,687.7
Goodwill	4,682.2	4,699.5
Brands, trademarks and other intangibles, net	1,371.8	1,313.4
Other assets	960.0	927.0
Noncurrent assets held for sale	—	4,246.9
	$13,187.2	$17,542.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable	$36.6	$7.9
Current installments of long-term debt	560.4	1,008.0
Accounts payable	1,007.8	1,138.8
Accrued payroll	213.1	211.2
Other accrued liabilities	797.7	650.3
Current liabilities held for sale	—	294.0
Total current liabilities	2,615.6	3,310.2
Senior long-term debt, excluding current installments	4,706.8	6,693.0
Subordinated debt	195.9	195.9
Other noncurrent liabilities	1,935.8	2,022.1
Noncurrent liabilities held for sale	0.6	711.0
Total liabilities	9,454.7	12,932.2
Commitments and contingencies (Note 13)
Common stockholders' equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 567,907,172	2,839.7	2,839.7
Additional paid-in capital	1,107.6	1,049.4
Retained earnings	3,210.7	4,331.1
Accumulated other comprehensive loss	(329.0)	(329.5)
Less treasury stock, at cost, 131,492,256 and 139,702,605 common shares	(3,175.5)	(3,364.7)
Total ConAgra Foods, Inc. common stockholders' equity	3,653.5	4,526.0
Noncontrolling interests	79.0	84.0
Total stockholders' equity	3,732.5	4,610.0
	$13,187.2	$17,542.2
See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Thirty-nine weeks ended
	February 28, 2016	February 22, 2015
Cash flows from operating activities:
Net loss	$(786.8)	$(452.3)
Loss from discontinued operations	(1,307.9)	(978.1)
Income from continuing operations	521.1	525.8
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	281.7	283.8
Asset impairment charges	8.4	24.7
Lease cancellation expense	55.6	—
Loss on extinguishment of debt	23.9	24.6
Earnings of affiliates in excess of distributions	(31.9)	(56.7)
Share-based payments expense	54.3	42.9
Contributions to pension plans	(9.3)	(9.4)
Pension expense (benefit)	25.6	(6.9)
Other items	4.6	15.2
Change in operating assets and liabilities excluding effects of business acquisitions and dispositions:
Accounts receivable	(127.7)	18.9
Inventory	(121.4)	(245.0)
Deferred income taxes and income taxes payable, net	(184.2)	26.6
Prepaid expenses and other current assets	1.8	(53.5)
Accounts payable	(92.3)	(25.2)
Accrued payroll	30.7	47.5
Other accrued liabilities	60.5	(35.5)
Net cash flows from operating activities — continuing operations	501.4	577.8
Net cash flows from operating activities — discontinued operations	193.7	162.7
Net cash flows from operating activities	695.1	740.5
Cash flows from investing activities:
Additions to property, plant and equipment	(279.7)	(240.6)
Sale of property, plant and equipment	24.6	15.4
Purchase of business, net of cash acquired	—	(74.7)
Purchase of intangible assets	(10.4)	—
Return of investment in equity method investee	—	391.4
Other items	0.3	—
Net cash flows from investing activities — continuing operations	(265.2)	91.5
Net cash flows from investing activities — discontinued operations	2,521.6	40.7
Net cash flows from investing activities	2,256.4	132.2
Cash flows from financing activities:
Net short-term borrowings	28.7	284.1
Issuance of long-term debt	30.0	550.0
Repayment of long-term debt	(2,521.4)	(1,491.2)
Repurchase of ConAgra Foods, Inc. common shares	—	(35.1)
Cash dividends paid	(323.5)	(318.2)
Exercise of stock options and issuance of other stock awards	208.1	113.8
Other items	(6.2)	(12.5)
Net cash flows from financing activities — continuing operations	(2,584.3)	(909.1)
Net cash flows from financing activities — discontinued operations	(45.2)	(1.7)
Net cash flows from financing activities	(2,629.5)	(910.8)
Effect of exchange rate changes on cash and cash equivalents	(2.5)	(7.7)
Net change in cash and cash equivalents	319.5	(45.8)
Discontinued operations cash activity included above:
Add: Cash balance included in assets held for sale at beginning of period	18.4	64.9
Less: Cash balance included in assets held for sale at end of period	—	27.5
Cash and cash equivalents at beginning of period	164.7	118.2
Cash and cash equivalents at end of period	$502.6	$109.8
See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirteen and Thirty-nine Weeks ended February 28, 2016 and February 22, 2015
(columnar dollars in millions except per share amounts)
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

The following tables summarize the reclassifications from accumulated other comprehensive loss into operations:

	Thirteen weeks ended		Affected Line Item in the Condensed Consolidated Statement of Operations[1]
	February 28, 2016	February 22, 2015
Net derivative adjustment, net of tax:
Cash flow hedges	$(2.1)	$—	Interest expense, net
	(2.1)	—	Total before tax
	0.8	—	Income tax expense
	$(1.3)	$—	Net of tax
Amortization of pension and other postretirement benefits:
Net prior service benefit	$(1.2)	$(1.1)	Selling, general and administrative expenses
Divestiture of Private Brands	(4.3)	—	Income (loss) from discontinued operations, net of tax
Pension settlement of equity method investment	(5.4)	—	Equity method investment earnings
Net actuarial loss	—	0.9	Selling, general and administrative expenses
	(10.9)	(0.2)	Total before tax
	3.4	0.1	Income tax expense
	$(7.5)	$(0.1)	Net of tax
Currency translation losses	$73.4	$—	Income (loss) from discontinued operations, net of tax
	73.4	—	Total before tax
	—	—	Income tax expense
	$73.4	$—	Net of tax

	Thirty-nine weeks ended		Affected Line Item in the Condensed Consolidated Statement of Operations[1]
	February 28, 2016	February 22, 2015
Net derivative adjustment, net of tax:
Cash flow hedges	$(2.1)	$(0.5)	Interest expense, net
	(2.1)	(0.5)	Total before tax
	0.8	0.2	Income tax expense
	$(1.3)	$(0.3)	Net of tax
Amortization of pension and postretirement liabilities:
Net prior service benefit	$(3.8)	$(3.2)	Selling, general and administrative expenses
Divestiture of Private Brands	(4.3)	—	Income (loss) from discontinued operations, net of tax
Pension settlement of equity method investment	(5.4)	—	Equity method investment earnings
Net actuarial loss	—	2.6	Selling, general and administrative expenses
	(13.5)	(0.6)	Total before tax
	4.4	0.2	Income tax expense
	$(9.1)	$(0.4)	Net of tax
Currency translation losses	$73.4	$—	Income (loss) from discontinued operations, net of tax
	73.4	—	Total before tax
	—	—	Income tax expense
	$73.4	$—	Net of tax
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
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which will require entities to present deferred tax assets ("DTAs") and deferred tax liabilities ("DTLs") as noncurrent in a classified balance sheet. The ASU simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet. The effective date for the standard is for fiscal years beginning after December 15, 2016. Early adoption is permitted. The standard is to be applied prospectively or retrospectively. We do not expect ASU 2015-17 to have a material impact to our financial statements.
In February 2016, the FASB issued its final lease accounting standard, FASB Accounting Standard Codification ("ASC") Topic 842, Leases, which requires lessees to reflect most leases on their balance sheet as assets and obligations. The effective date for the standard is for fiscal years beginning after December 15, 2018. Early adoption is permitted. We are evaluating the effect that ASC 842 will have on our consolidated financial statements and related disclosures. The standard is to be applied under the modified retrospective method, with elective reliefs, which requires application of the new guidance for all periods presented.

2. ACQUISITIONS
In May 2015, we acquired Blake's All Natural Foods, a family-owned company specializing in all natural and organic frozen meals, including pot pies, casseroles, pasta dishes, and other entrees, for $20.7 million in cash, net of cash acquired. Approximately $20.0 million of the purchase price has been classified as goodwill. The goodwill is deductible for income tax purposes. This business is included in the Consumer Foods segment.
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

3. DISCONTINUED OPERATIONS AND THE FORMATION OF ARDENT MILLS
Private Brands Operations
On February 1, 2016, pursuant to the Stock Purchase Agreement, dated as of November 1, 2015, we completed the disposition of our Private Brands operations to TreeHouse Foods, Inc. ("Treehouse") for $2.6 billion in cash on a debt-free basis, subject to working capital and other adjustments.
As a result of the disposition, we recognized a pre-tax charge of $22.5 million ($22.1 million after-tax) and $1.92 billion ($1.44 billion after-tax) in the third quarter and first three quarters of fiscal 2016, respectively, to write-down the goodwill and long-lived assets to the final sales price, less costs to sell, and to recognize the final loss of the Private Brands business. We reflected the results of this business as discontinued operations for all periods presented. The assets and liabilities of the discontinued business have been reclassified as assets and liabilities held for sale within our Condensed Consolidated Balance Sheets for all periods presented prior to the divestiture.
In the third quarter of fiscal 2016, we repaid senior notes issued by Ralcorp in an aggregate principal amount of $33.9 million, consisting of 4.95% senior notes due August 15, 2020 in an aggregate principal amount of $17.2 million (with an effective interest rate of 2.83%) and 6.625% senior notes due August 15, 2039 in total an aggregate principal amount of $16.7 million (with an effective interest rate of 4.82%), in each case, prior to maturity, resulting in a loss $5.4 million as a cost of early retirement of debt, which is reflected in discontinued operations.
In connection with classifying the Private Brands operations as assets held for sale, we recognized, in the first three quarters of fiscal 2016, a deferred tax asset of $1.62 billion on the capital loss of our investment in this business. A valuation allowance was recorded, as we have not met the accounting requirements for recognition of a benefit at this time. In the first three quarters of fiscal 2016, we recognized an income tax benefit of $20.7 million due to a reduction of the valuation allowance, resulting from prior period capital gains.
In the third quarter of fiscal 2015, we recorded a $1.27 billion impairment of goodwill and $13.7 million of impairment charges to write-down five small brands, which are reflected in discontinued operations. In the first three quarters of fiscal 2015, we recorded a $1.48 billion impairment of goodwill and $43.7 million of impairment charges to write-down various brands, which are reflected in discontinued operations.
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
We recognized the 44% ownership interest in Ardent Mills at fair value, as of the date of the formation of the joint venture. We now recognize our proportionate share of the earnings of Ardent Mills under the equity method of accounting within results of continuing operations. Due to differences in fiscal reporting periods, we recognized the equity method earnings on a lag of approximately one month; and as a result, we recognized only five months of earnings from Ardent Mills during the first half of fiscal 2015. At February 28, 2016, the carrying value of our equity method investment in Ardent Mills was $717.7 million, which is included in Other Assets.
We entered into transition services agreements in connection with our contribution to Ardent Mills and recognized $2.6 million and $8.4 million, respectively, of income for the performance of transition services during the third quarter and first three quarters of fiscal 2016 and $3.5 million and $10.8 million, respectively, during the third quarter and first three quarters of fiscal 2015, classified within selling, general and administrative expenses.
The summary comparative financial results of discontinued operations were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 28, 2016	February 22, 2015	February 28, 2016	February 22, 2015
Net sales	$634.0	$969.5	$2,484.7	$2,932.5
Net gain on sale of businesses	$—	$—	$—	$627.3
Goodwill and long-lived asset impairment charges	(22.5)	(1,284.1)	(1,921.1)	(1,524.8)
Income from operations of discontinued operations before income taxes and equity method investment earnings	62.1	21.9	167.6	55.7
Income (loss) before income taxes	39.6	(1,262.2)	(1,753.5)	(841.8)
Income tax expense (benefit)	20.9	(97.2)	(445.6)	136.3
Income (loss) from discontinued operations, net of tax	$18.7	$(1,165.0)	$(1,307.9)	$(978.1)
Assets and Liabilities Held for Sale
The assets and liabilities classified as held for sale reflected in our Condensed Consolidated Balance Sheets were as follows:

	February 28, 2016	May 31, 2015
Cash and cash equivalents	$—	$18.4
Receivables, less allowance for doubtful accounts of $0.0 and $0.5	—	199.3
Inventories	4.2	489.3
Prepaid expenses and other current assets	—	37.3
Current assets held for sale	$4.2	$744.3
Property, plant and equipment, net	$—	$920.4
Goodwill	—	1,600.8
Brands, trademarks and other intangibles, net	—	1,716.6
Other assets	—	9.1
Noncurrent assets held for sale	$—	$4,246.9
Accounts payable	$—	$219.5
Accrued payroll	—	7.1
Other accrued liabilities	—	67.4
Current liabilities held for sale	$—	$294.0
Other noncurrent liabilities	$0.6	$711.0
Noncurrent liabilities held for sale	$0.6	$711.0

4. RESTRUCTURING ACTIVITIES
Supply Chain and Administrative Efficiency Plan
We previously announced a plan for the integration and restructuring of the operations of Ralcorp Holdings, Inc. ("Ralcorp"), optimization of the entire Company's supply chain network, manufacturing assets, and dry distribution and mixing centers, and improvement of selling, general and administrative effectiveness and efficiencies, which we refer to as the Supply Chain and Administrative Efficiency Plan (the "SCAE Plan"). Although the divestiture of the Private Brands business was completed in the third quarter of fiscal 2016, we will continue to implement portions of the SCAE Plan, including work related to optimizing our supply chain network and pursue cost reductions through our selling, general and administrative functions and productivity improvements. The SCAE Plan also includes plans announced in the second quarter of fiscal 2016 to realize efficiency benefits through a combination of reductions in selling, general and administrative expenses and enhancements to trade spend processes and tools.
Although we remain unable to make good faith estimates relating to the entire SCAE Plan, we are reporting on actions initiated through the end of the third quarter of fiscal 2016, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have resulted or will result in cash outflows. As of February 28, 2016, our Board of Directors has approved the incurrence of up to $739.0 million of expenses in connection with the SCAE Plan, including expenses allocated for the Private Brands operations. We have incurred or expect to incur approximately $525.3 million of charges ($395.5 million of cash charges and $129.8 million of non-cash charges) for actions identified to date under the SCAE Plan related to our continuing operations. In the third quarter and first three quarters of fiscal 2016, we recognized charges of $109.1 million and $259.5 million, respectively, in relation to the SCAE Plan related to our continuing operations. In the third quarter and first three quarters of fiscal 2015, we recognized charges of $9.9 million and $35.9 million, respectively, in relation to the SCAE Plan related to our continuing operations. We expect to incur costs related to the SCAE Plan over a multi-year period.
We anticipate that we will recognize the following pre-tax expenses in association with the SCAE Plan related to our continuing operations (amounts include charges recognized from plan inception through the first three quarters of fiscal 2016):

	Consumer Foods	Commercial Foods	Corporate	Total
Multi-employer pension costs	$31.3	$—	$—	$31.3
Accelerated depreciation	55.7	—	1.2	56.9
Other cost of goods sold	8.9	—	—	8.9
Total cost of goods sold	95.9	—	1.2	97.1
Severance and related costs, net	34.5	8.1	177.2	219.8
Fixed asset impairment/Net gain on disposal	7.1	—	—	7.1
Accelerated depreciation	—	—	1.5	1.5
Contract/Lease cancellation expenses	1.2	—	60.2	61.4
Consulting/Professional fees	1.1	—	64.2	65.3
Other selling, general and administrative expenses	14.6	—	58.5	73.1
Total selling, general and administrative expenses	58.5	8.1	361.6	428.2
Consolidated total	$154.4	$8.1	$362.8	$525.3

During the third quarter of fiscal 2016, we recognized the following pre-tax expenses for the SCAE Plan related to our continuing operations:

	Consumer Foods	Commercial Foods	Corporate	Total
Multi-employer pension costs	$29.8	$—	$—	$29.8
Accelerated depreciation	4.9	—	—	4.9
Other cost of goods sold	1.2	—	—	1.2
Total cost of goods sold	35.9	—	—	35.9
Severance and related costs, net	5.6	—	33.6	39.2
Fixed asset impairment	6.1	—	—	6.1
Accelerated depreciation	—	—	0.2	0.2
Contract/Lease cancellation expenses	—	—	7.2	7.2
Consulting/Professional fees	0.1	—	17.7	17.8
Other selling, general and administrative expenses	0.5	—	2.2	2.7
Total selling, general and administrative expenses	12.3	—	60.9	73.2
Consolidated total	$48.2	$—	$60.9	$109.1
Included in the above table are $89.5 million of charges that have resulted or will result in cash outflows and $19.6 million in non-cash charges. Not included in the above amounts are $1.4 million of pre-tax expenses related to the Private Brands operations we divested in the third quarter of fiscal 2016.
During the second quarter of fiscal 2016, we entered into a series of related transactions in which we exchanged a warehouse we owned in Indiana for two buildings and parcels of land that we leased as part of our Omaha corporate offices. Concurrent with the asset exchange, leases on the two Omaha corporate buildings were cancelled. We have recognized aggregate charges of $55.6 million for the early termination of these leases. We also entered into a lease for the warehouse in Indiana and we recorded a financing lease obligation of $74.2 million.
During the first three quarters of fiscal 2016, we recognized the following pre-tax expenses for the SCAE Plan related to our continuing operations:

	Consumer Foods		Commercial Foods	Corporate	Total
Multi-employer pension costs	$29.8		$—	$—	$29.8
Accelerated depreciation	13.8		—	0.2	14.0
Other cost of goods sold	1.6		—	—	1.6
Total cost of goods sold	45.2	45.2	—	0.2	45.4
Severance and related costs, net	10.7		0.1	89.0	99.8
Fixed asset impairment/Net gain on disposal	6.0		—	—	6.0
Accelerated depreciation	—		—	0.3	0.3
Contract/Lease cancellation expenses	(0.7)		—	59.0	58.3
Consulting/Professional fees	0.1		—	42.9	43.0
Other selling, general and administrative expenses	3.0		—	3.7	6.7
Total selling, general and administrative expenses	19.1		0.1	194.9	214.1
Consolidated total	$64.3		$0.1	$195.1	$259.5
Included in the above table are $181.9 million of charges that have resulted or will result in cash outflows and $77.6 million in non-cash charges. Not included in the above table are $11.8 million of pre-tax expenses related to the Private Brands operations we sold in the third quarter of fiscal 2016.

We recognized the following cumulative (plan inception to February 28, 2016) pre-tax expenses related to the SCAE Plan related to our continuing operations in our Condensed Consolidated Statements of Operations:

	Consumer Foods	Commercial Foods	Corporate	Total
Multi-employer pension costs	$31.3	$—	$—	$31.3
Accelerated depreciation	35.3	—	1.2	36.5
Other cost of goods sold	3.7	—	—	3.7
Total cost of goods sold	70.3	—	1.2	71.5
Severance and related costs (recoveries)	32.3	8.1	96.8	137.2
Contract/Lease cancellation expenses	0.7	—	59.3	60.0
Consulting/Professional fees	1.1	—	45.7	46.8
Fixed asset impairment / Net gain on disposal	7.1	—	—	7.1
Accelerated depreciation	—	—	1.1	1.1
Other selling, general and administrative expenses	6.2	—	8.6	14.8
Total selling, general and administrative expenses	47.4	8.1	211.5	267.0
Consolidated total	$117.7	$8.1	$212.7	$338.5
Included in the above table are $234.7 million of charges that have resulted or will result in cash outflows and $103.8 million in non-cash charges. Not included in the above table are $130.2 million of pre-tax expenses ($84.5 million of cash charges and $45.7 million of non-cash charges) related to the Private Brands operations which we sold in the third quarter of fiscal 2016.
Liabilities recorded for the SCAE Plan related to our continuing operations and changes therein for the first three quarters of fiscal 2016 were as follows:

	Balance at May 31, 2015	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Changes in Estimates	Balance at February 28, 2016
Multi-employer pension costs	$11.4	$30.0	$(0.7)	$—	$40.7
Severance	16.4	78.6	(28.8)	(1.6)	64.6
Consulting	0.2	43.1	(19.4)	—	23.9
Contract cancellation	3.1	3.3	(1.7)	(0.5)	4.2
Other costs	1.2	6.0	(5.9)	—	1.3
Total	$32.3	$161.0	$(56.5)	$(2.1)	$134.7

5. LONG-TERM DEBT AND REVOLVING CREDIT FACILITY
On September 21, 2015, the Company entered into an amendment to its $1.5 billion revolving credit facility to exclude certain non-cash impairments from the calculation of the fixed charge ratio covenant. As of February 28, 2016, we were in compliance with all financial covenants in the facility.
During the third quarter of fiscal 2016, we repurchased $560.3 million aggregate principal amount of senior notes due 2043, $341.8 million aggregate principal amount of senior notes due 2039, $139.9 million aggregate principal amount of senior notes due 2019, $110.0 million aggregate principal amount of senior notes due 2026, $85.0 million aggregate principal amount of senior notes due 2020, and $163.0 million of aggregate principal amount of senior notes due 2023, in each case prior to maturity in a tender offer including a $109.5 million tender premium, resulting in a net loss of $23.9 million as a cost of early retirement of debt.
During the third quarter of fiscal 2016, we repaid the entire principal balance of $750.0 million of our 1.30% senior notes on the maturity date of January 25, 2016. The repayment was primarily funded through the issuance of term loans totaling $600.0 million which were repaid in the third quarter of fiscal 2016 with the proceeds from the divestiture of our Private Brands business.
During the third quarter of fiscal 2016, Lamb Weston BSW (See Note 6) issued a $30.0 million promissory note with a financial institution. The note includes a $23.0 million fixed rate loan segment with interest at 4.34% and a $7.0 million variable rate loan segment with interest at LIBOR plus an applicable margin ranging from 1.90% to 2.30%, payable in semi-annual installments through fiscal 2032.
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
Net interest expense from continuing operations consists of:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 28, 2016	February 22, 2015	February 28, 2016	February 22, 2015
Long-term debt	$77.4	$80.6	$240.4	$245.2
Short-term debt	1.2	1.0	2.0	2.3
Interest income	(0.5)	(0.2)	(0.8)	(1.0)
Interest capitalized	(1.2)	(1.6)	(4.8)	(4.7)
	$76.9	$79.8	$236.8	$241.8
During fiscal 2014, we entered into interest rate swap contracts to hedge the fair value of certain of our senior long-term debt instruments maturing in fiscal 2019 and 2020, effectively converting interest on this debt from fixed rate to floating rate (See Note 8). These swaps, which were designated as fair value hedges, reduced our interest expense by $1.9 million and $7.1 million in the third quarter and first three quarters of fiscal 2015, respectively. The interest rate swaps were terminated during the third quarter of fiscal 2015. The cumulative adjustments to the fair value of the debt instruments that were hedged (the effective portion of the hedges), totaling $12.6 million, will be amortized as a reduction of interest expense over the remaining lives of the debt instruments (through fiscal 2020). The portion written off related to the third quarter of fiscal 2016 tender offers totaled $3.0 million. Our net interest expense was reduced by $0.5 million and $1.7 million for the third quarter and first three quarters of fiscal 2016, respectively, as a result of this amortization.

6. VARIABLE INTEREST ENTITIES
Variable Interest Entities Consolidated
We own a 49.99% interest in Lamb Weston BSW, LLC ("Lamb Weston BSW"), a potato processing venture with Ochoa Ag Unlimited Foods, Inc. ("Ochoa"). We provide all sales and marketing services to Lamb Weston BSW. Under certain circumstances, we could be required to compensate Ochoa for lost profits resulting from significant production shortfalls ("production shortfalls"). Commencing on June 1, 2018, or on an earlier date under certain circumstances, we have a contractual right to purchase the remaining equity interest in Lamb Weston BSW from Ochoa (the "call option"). We are currently subject to a contractual obligation to purchase all of Ochoa's equity investment in Lamb Weston BSW at the option of Ochoa (the "put option"). The purchase prices under the call option and the put option (the "options") are based on the book value of Ochoa's equity interest at the date of exercise, as modified by an agreed-upon rate of return for the holding period of the investment balance. The agreed-upon rate of return varies depending on the circumstances under which any of the options are exercised. As of February 28, 2016, the price at which Ochoa had the right to put its equity interest to us was $46.4 million. This amount is presented within other noncurrent liabilities in our Condensed Consolidated Balance Sheets. We have determined that Lamb Weston BSW is a variable interest entity and that we are the primary beneficiary of the entity. Accordingly, we consolidate the financial statements of Lamb Weston BSW.
At May 31, 2015, we held a promissory note from Lamb Weston BSW with a balance of $36.1 million. The promissory note and accrued interest was repaid in full during the third quarter of fiscal 2016. In addition, as of May 31, 2015, we provided lines of credit of up to $15.0 million to Lamb Weston BSW which were terminated in the third quarter of fiscal 2016. The amounts owed by Lamb Weston BSW to the Company as of May 31, 2015 were not reflected in our Condensed Consolidated Balance Sheets, as they were eliminated in consolidation.
Our variable interests in Lamb Weston BSW include an equity investment in the venture, the options, certain fees paid to us by Lamb Weston BSW for sales and marketing services, and the contingent obligation related to production shortfalls. Our maximum exposure to loss as a result of our involvement with this venture is equal to our equity investment in the venture and the amount, if any, by which the put option exercise price exceeds the fair value of the noncontrolling interest in Lamb Weston BSW upon its exercise. Also, in the event of a production shortfall, we could be required to compensate Ochoa for lost profits. It is not possible to determine the maximum exposure to losses from the potential exercise of the put option or from potential production shortfalls. However, we do not expect to incur material losses resulting from these potential exposures.
Due to the consolidation of this variable interest entity, we reflected the following in our Condensed Consolidated Balance Sheets:

	February 28, 2016	May 31, 2015
Cash and cash equivalents	$2.1	$13.7
Receivables, less allowance for doubtful accounts	0.1	0.2
Inventories	1.7	1.3
Prepaid expenses and other current assets	0.4	0.3
Property, plant and equipment, net	52.3	53.2
Goodwill	18.8	18.8
Brands, trademarks and other intangibles, net	5.4	6.0
Total assets	$80.8	$93.5
Current installments of long-term debt	$0.5	$—
Accounts payable	8.9	16.9
Accrued payroll	0.6	0.7
Other accrued liabilities	0.7	0.6
Senior long-term debt, excluding current installments	29.5	—
Other noncurrent liabilities (noncontrolling interest)	30.6	31.3
Total liabilities	$70.8	$49.5
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
We hold a 50% interest in Lamb Weston RDO, a potato processing venture. We provide all sales and marketing services to Lamb Weston RDO. We receive a fee for these services based on a percentage of the net sales of the venture. We reflect the value of our ownership interest in this venture in other assets in our Condensed Consolidated Balance Sheets, based upon the equity method of accounting. The balance of our investment was $16.0 million and $14.6 million at February 28, 2016 and May 31, 2015, respectively, representing our maximum exposure to loss as a result of our involvement with this venture. The capital structure of Lamb Weston RDO includes owners' equity of $32.1 million and term borrowings from banks of $41.1 million as of February 28, 2016. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this venture.
We lease certain office buildings from entities that we have determined to be variable interest entities. The lease agreements with these entities include fixed-price purchase options for the assets being leased. The lease agreements also contain contingent put options (the “lease put options”) that allow the lessors to require us to purchase the buildings at the greater of original construction cost, or fair market value, without a lease agreement in place (the “put price”) in certain limited circumstances. As a result of substantial impairment charges related to our Private Brands operations, these lease put options are exercisable now and remain exercisable until generally 30 days after the end of the respective lease agreements. We are amortizing the difference between the estimated put price and the estimated fair value (without a lease agreement in place) of each respective property over the remaining respective lease term within selling, general and administrative expenses. As of February 28, 2016, the estimated amount by which the put prices exceeded the fair values of the related properties was $58.5 million, of which we have accrued $7.5 million. As these buildings are worth considerably more when under lease agreements than when vacant, we may be able to mitigate some, or all of the financial exposure created by the put options by maintaining active lease agreements and/or by subleasing the buildings to credit worthy tenants. We do not expect to ultimately incur material financial losses as a result of the potential exercise of the lease put options by the lessors. These leases are accounted for as operating leases, and accordingly, there are no material assets or liabilities, other than the accrued portion of the put price, associated with these entities included in our Condensed Consolidated Balance Sheets. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of these entities. In making this determination, we have considered, among other items, the terms of the lease agreements, the expected remaining useful lives of the assets leased, and the capital structure of the lessor entities.

7. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
The change in the carrying amount of goodwill for the first three quarters of fiscal 2016 was as follows:

	Consumer Foods	Commercial Foods	Total
Balance as of May 31, 2015	$3,824.6	$874.9	$4,699.5
Currency translation	(16.2)	(1.1)	(17.3)
Balance as of February 28, 2016	$3,808.4	$873.8	$4,682.2
Other identifiable intangible assets were as follows:

	February 28, 2016		May 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$907.0	$—	$916.9	$—
Amortizing intangible assets	630.3	165.5	536.6	140.1
	$1,537.3	$165.5	$1,453.5	$140.1
Non-amortizing intangible assets are comprised of brands and trademarks.
Amortizing intangible assets, carrying a remaining weighted average life of approximately 16 years, are principally composed of customer relationships, licensing arrangements, and intellectual property. Based on amortizing assets recognized in our Condensed Consolidated Balance Sheet as of February 28, 2016, amortization expense is estimated to average $36.2 million for each of the next five years.
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
Commodity and commodity index futures and option contracts are used from time to time to economically hedge commodity input prices on items such as natural gas, vegetable oils, proteins, packaging materials, dairy, grains, and electricity. Generally, we economically hedge a portion of our anticipated consumption of commodity inputs for periods of up to 36 months. We may enter into longer-term economic hedges on particular commodities, if deemed appropriate. As of February 28, 2016, we had economically hedged certain portions of our anticipated consumption of commodity inputs using derivative instruments with expiration dates through December 2016.
In order to reduce exposures related to changes in foreign currency exchange rates, we enter into forward exchange, option, or swap contracts from time to time for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of February 28, 2016, we had economically hedged certain portions of our foreign currency risk in anticipated transactions using derivative instruments with expiration dates through May 2017.
From time to time, we may use derivative instruments, including interest rate swaps, to reduce risk related to changes in interest rates. This includes, but is not limited to, hedging against increasing interest rates prior to the issuance of long-term debt and hedging the fair value of our senior long-term debt.

Derivatives Designated as Cash Flow Hedges
During fiscal 2013, we entered into interest rate swap contracts to hedge a portion of the interest rate risk related to our issuance of long-term debt to partially finance the acquisition of Ralcorp. We settled these contracts during the third quarter of fiscal 2013 resulting in a deferred gain of $4.2 million on senior notes maturing in 2043 and a deferred loss of $2.0 million on senior notes maturing in 2023, both recognized in accumulated other comprehensive loss. These amounts are being amortized as a component of net interest expense over the lives of the related debt instruments. The unamortized amounts of the deferred gain and deferred loss at February 28, 2016 were $0.7 million and $1.0 million, respectively.
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
We settled these contracts during the third quarter of fiscal 2015. The cumulative adjustment to the fair value of the debt instruments that were hedged, totaling $12.6 million, is being amortized as a reduction to interest expense over the remaining life of the debt instruments (through fiscal 2020). The unamortized amount of the deferred gain was $7.0 million at February 28, 2016.
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
All derivative instruments are recognized on our balance sheets at fair value (refer to Note 16 for additional information related to fair value measurements). The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. In accordance with U.S. GAAP, we offset certain derivative asset and liability balances, as well as certain amounts representing rights to reclaim cash collateral and obligations to return cash collateral, where master netting agreements provide for legal right of setoff. At February 28, 2016 and May 31, 2015, amounts representing a right to reclaim cash collateral of $3.0 million and $5.9 million, respectively, were included in prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets.
Derivative assets and liabilities and amounts representing a right to reclaim cash collateral or an obligation to return cash collateral were reflected in our Condensed Consolidated Balance Sheets as follows:

	February 28, 2016	May 31, 2015
Prepaid expenses and other current assets	$27.6	$32.2
Other accrued liabilities	8.1	14.2

The following table presents our derivative assets and liabilities, at February 28, 2016, on a gross basis, prior to the setoff of $11.1 million to total derivative assets and $14.1 million to total derivative liabilities where legal right of setoff existed:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Prepaid expenses and other current assets	$15.2	Other accrued liabilities	$20.9
Foreign exchange contracts	Prepaid expenses and other current assets	23.5	Other accrued liabilities	0.1
Other	Prepaid expenses and other current assets	—	Other accrued liabilities	1.2
Total derivatives not designated as hedging instruments		$38.7		$22.2
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
The location and amount of gains (losses) from derivatives not designated as hedging instruments in our Condensed Consolidated Statements of Operations were as follows:

Derivatives Not Designated as Hedging Instruments	Location in Condensed Consolidated Statement of Operations of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized on Derivatives in Condensed Consolidated Statement of Operations for the Thirteen Weeks Ended
		February 28, 2016	February 22, 2015
Commodity contracts	Cost of goods sold	$(5.4)	$(31.5)
Foreign exchange contracts	Cost of goods sold	0.4	—
Foreign exchange contracts	Selling, general and administrative expense	1.1	7.3
Total loss from derivative instruments not designated as hedging instruments		$(3.9)	$(24.2)

Derivatives Not Designated as Hedging Instruments	Location in Condensed Consolidated Statement of Operations of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized on Derivatives in Condensed Consolidated Statement of Operations for the Thirty-nine Weeks Ended
		February 28, 2016	February 22, 2015
Commodity contracts	Cost of goods sold	$(20.4)	$(77.6)
Foreign exchange contracts	Cost of goods sold	0.4	1.3
Foreign exchange contracts	Selling, general and administrative expense	5.8	9.8
Interest rate contracts	Selling, general and administrative expense	—	(1.4)
Total loss from derivative instruments not designated as hedging instruments		$(14.2)	$(67.9)

As of February 28, 2016, our open commodity contracts had a notional value (defined as notional quantity times market value per notional quantity unit) of $177.9 million and $108.7 million for purchase and sales contracts, respectively. As of May 31, 2015, our open commodity contracts had a notional value of $554.9 million and $393.1 million for purchase and sales contracts, respectively. The notional amount of our foreign currency forward and cross currency swap contracts as of February 28, 2016 and May 31, 2015 was $116.9 million and $108.6 million, respectively.
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
At February 28, 2016, the maximum amount of loss due to the credit risk of the counterparties, had the counterparties failed to perform according to the terms of the contracts, was $24.4 million.

9. SHARE-BASED PAYMENTS
For the third quarter and first three quarters of fiscal 2016, we recognized total stock-based compensation expense (including stock options, restricted stock units, cash-settled restricted stock units, and performance shares) of $23.1 million and $60.5 million, respectively. For the third quarter and first three quarters of fiscal 2015, we recognized total stock-based compensation expense of $11.4 million and $46.4 million, respectively. These amounts are inclusive of discontinued operations. Included in the total stock-based compensation expense for the third quarter and first three quarters of fiscal 2016 was $0.5 million and $0.7 million, respectively, related to stock options granted by a subsidiary in the subsidiary's shares to the subsidiary's employees. The expense for these stock options was $0.3 million and $0.9 million, respectively, for the third quarter and first three quarters of fiscal 2015. For the first three quarters of fiscal 2016, we granted 1.0 million restricted stock units at a weighted average grant date price of $43.64, 0.8 million cash-settled restricted stock units at a weighted average grant date price of $44.49, 1.6 million stock options at a weighted average exercise price of $43.14, and 0.3 million performance shares at a weighted average grant date price of $41.70.
Performance shares are granted to selected executives and other key employees with vesting contingent upon meeting various Company-wide performance goals. The performance goals for the performance periods ending in fiscal 2016 and 2017 are based upon our earnings before interest, taxes, depreciation, and amortization ("EBITDA") return on capital, and revenue growth, each measured over the defined performance period. The awards actually earned will range from zero to two hundred twenty percent of the targeted number of performance shares for the performance periods ending in fiscal 2016 and 2017. A payout equal to 25% of approved target incentive is required to be paid out for each performance period, as applicable, if we achieve a threshold level of EBITDA return on capital for the performance periods ending in fiscal 2016 and 2017. The performance goal for the first year of the performance period ending in fiscal 2018 is based upon an overarching earnings per share goal and EBITDA return on capital. The performance goal for the last two years of the performance period ending in fiscal 2018 is based on an overarching earnings per share goal and the underlying performance goal for the remaining two year period is expected to be set at the start of fiscal 2017. The awards actually earned will range from zero to two hundred percent of the targeted number of performance shares for the performance period ending in fiscal 2018. Awards, if earned, will be paid in shares of our common stock. Subject to limited exceptions set forth in the performance share plan, any shares earned will be distributed at the end of the performance period. The value of the performance shares is adjusted based upon the market price of our common stock and current forecasted targets at the end of each reporting period and amortized as compensation expense over the vesting period.
The weighted average Black-Scholes assumptions for stock options granted during the first three quarters of fiscal 2016 were as follows:

Expected volatility (%)	17.88
Dividend yield (%)	2.74
Risk-free interest rate (%)	1.60
Expected life of stock option (years)	4.96
The weighted average value of stock options granted during the first three quarters of fiscal 2016 was $5.08 per option based upon a Black-Scholes methodology.

10. EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings (loss) per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock unit awards, and other dilutive securities.
The following table reconciles the income and average share amounts used to compute both basic and diluted earnings (loss) per share:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 28, 2016	February 22, 2015	February 28, 2016	February 22, 2015
Net income (loss) available to ConAgra Foods, Inc. common stockholders:
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$185.9	$210.9	$513.3	$516.3
Income (loss) from discontinued operations, net of tax, attributable to ConAgra Foods, Inc. common stockholders	18.7	(1,165.0)	(1,307.9)	(978.1)
Net income (loss) attributable to ConAgra Foods, Inc. common stockholders	$204.6	$(954.1)	$(794.6)	$(461.8)
Less: Increase in redemption value of noncontrolling interests in excess of earnings allocated	3.5	0.4	4.4	1.3
Net income (loss) available to ConAgra Foods, Inc. common stockholders	$201.1	$(954.5)	$(799.0)	$(463.1)
Weighted average shares outstanding:
Basic weighted average shares outstanding	435.7	427.1	433.3	425.5
Add: Dilutive effect of stock options, restricted stock unit awards, and other dilutive securities	3.9	5.2	4.3	5.3
Diluted weighted average shares outstanding	439.6	432.3	437.6	430.8
For the third quarter and first three quarters of fiscal 2016, there were 1.2 million and 0.9 million stock options outstanding, respectively, that were excluded from the computation of shares contingently issuable upon exercise because exercise prices exceeded the average market value of our common stock during the period. For the third quarter and first three quarters of fiscal 2015, there were no stock options outstanding excluded from the calculation.

11. INVENTORIES
The major classes of inventories were as follows:

	February 28, 2016	May 31, 2015
Raw materials and packaging	$388.8	$378.0
Work in process	149.5	125.5
Finished goods	1,218.0	1,127.8
Supplies and other	79.2	80.6
Total	$1,835.5	$1,711.9

12. INCOME TAXES
Income tax expense from continuing operations for the third quarter of fiscal 2016 and 2015 was $91.0 million and $100.6 million, respectively. Income tax expense from continuing operations for the first three quarters of fiscal 2016 and 2015 was $259.3 million and $247.9 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) from continuing operations was 33% and 32% for the third quarter of fiscal 2016 and 2015, respectively. The effective tax rate from continuing operations was 33% and 32% for the first three quarters of fiscal 2016 and 2015, respectively.
The amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $33.9 million as of February 28, 2016 and $35.3 million as of May 31, 2015. Included in the balance was $1.7 million as of both February 28, 2016 and May 31, 2015, for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. Any associated interest and penalties imposed would affect the tax rate. The gross unrecognized tax benefits excluded related liabilities for gross interest and penalties of $9.9 million and $9.5 million as of February 28, 2016 and May 31, 2015, respectively.
The net amount of unrecognized tax benefits at February 28, 2016 and May 31, 2015 that, if recognized, would impact the Company's effective tax rate was $22.2 million and $23.1 million, respectively. Recognition of these tax benefits would have a favorable impact on the Company's effective tax rate.
We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by up to $2.2 million over the next twelve months due to various federal, state, and foreign audit settlements and the expiration of statutes of limitations.

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
The environmental proceedings associated with Beatrice include litigation and administrative proceedings involving Beatrice's status as a potentially responsible party at 37 Superfund, proposed Superfund, or state-equivalent sites. These sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. Beatrice has paid or is in the process of paying its liability share at 33 of these sites. Reserves for these matters have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The accrual for Beatrice-related environmental matters totaled $52.8 million as of February 28, 2016, a majority of which relates to the Superfund and state-equivalent sites referenced above. We expect expenditures for Beatrice-related environmental matters to continue for up to 18 years.
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
We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At February 28, 2016, the amount of supplier loans we have effectively guaranteed was $11.5 million. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.
Federal income tax credits were generated related to our sweet potato production facility in Delhi, Louisiana. Third parties invested in these income tax credits. We have guaranteed these third parties the face value of the income tax credits over their statutory lives, through fiscal 2017, in the event that the income tax credits are recaptured or reduced. The face value of the income tax credits was $26.7 million as of February 28, 2016. We believe the likelihood of recapture or reduction of the income tax credits is remote, and therefore we have not established a liability in connection with these guarantees.
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
In June 2009, an accidental explosion occurred at our manufacturing facility in Garner, North Carolina. This facility was the primary production facility for our Slim Jim® branded meat snacks. In June 2009, the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives announced its determination that the explosion was the result of an accidental natural gas release, and not a deliberate act. During the fourth quarter of fiscal 2011, we settled our property and business interruption claims related to the Garner accident with our insurance providers. During the fourth quarter of fiscal 2011, Jacobs Engineering Group Inc. ("Jacobs"), our engineer and project manager at the site, filed a declaratory judgment action against us seeking indemnity for personal injury claims brought against it as a result of the accident. In the first quarter of fiscal 2012, our motion for summary judgment was granted and the suit was dismissed without prejudice on the basis that the suit was filed prematurely. In the third quarter of fiscal 2014, Jacobs refiled its action for indemnity. On March 25, 2016, a Douglas County jury in Nebraska rendered a verdict in favor of Jacobs and against us in the amount of $108.9 million. Following the disposition of post-trial motions, the case will be appealed. Although our insurance carriers have provided customary notices of reservation of their rights under the policies of insurance, we expect any ultimate exposure in this case to be limited to the applicable insurance deductible.
We hold a fifty percent ownership interest in Lamb Weston/Meijer, V.O.F. (“Lamb Weston Meijer”), a Netherlands joint venture, headquartered in the Netherlands, that manufactures and sells frozen potato products principally in Europe. We and our partner are jointly and severally liable for all legal liabilities of Lamb Weston Meijer. As of February 28, 2016 and May 31, 2015, the total liabilities of Lamb Weston Meijer were $149.4 million and $129.1 million, respectively. Lamb Weston Meijer is well capitalized, with partners’ equity of $264.4 million and $255.9 million as of February 28, 2016 and May 31, 2015, respectively. We have not established a liability on our balance sheets for the obligations of Lamb Weston Meijer, as we have determined the likelihood of any required payment by us to settle such liabilities of Lamb Weston Meijer is remote.
We lease certain office buildings from entities that we have determined to be variable interest entities. The lease agreements contain put options exercisable now and remain exercisable until generally 30 days after the end of the respective lease agreements, that allow the lessors to require us to purchase the buildings at the greater of original construction cost, or fair market value, without a lease in place. We have financial exposure with respect to these entities in the event we are required to purchase the leased buildings for a price in excess of the then current fair value under the applicable lease purchase options. We are amortizing the difference between the estimated put price and the estimated fair value (without a lease agreement in place) of each respective property over the remaining respective lease term within selling, general, and administrative expenses. As of February 28, 2016, the estimated amount by which the put prices exceeded the fair values of the related properties was $58.5 million, of which we have accrued $7.5 million. As these buildings are worth considerably more when under lease agreements than when vacant, we may be able to mitigate some, or all, of the related financial exposure created by the put options by maintaining active lease agreements and/or by subleasing the buildings to credit worthy tenants. We do not expect to ultimately incur material financial losses as a result of the potential exercise of the lease put options by the lessors.
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
Components of pension benefit and other postretirement benefit costs are (includes amounts related to discontinued operations):

	Pension Benefits
	Thirteen weeks ended		Thirty-nine weeks ended
	February 28, 2016	February 22, 2015	February 28, 2016	February 22, 2015
Service cost	$23.5	$22.1	$71.1	$66.4
Interest cost	40.0	40.4	122.0	121.1
Expected return on plan assets	(65.1)	(67.0)	(198.8)	(201.0)
Amortization of prior service cost	0.7	0.9	2.1	2.7
Special termination benefits	25.6	—	25.6	6.9
Benefit cost — Company plans	24.7	(3.6)	22.0	(3.9)
Pension benefit cost — multi-employer plans	32.4	2.8	38.8	9.5
Total benefit cost	$57.1	$(0.8)	$60.8	$5.6

	Postretirement Benefits
	Thirteen weeks ended		Thirty-nine weeks ended
	February 28, 2016	February 22, 2015	February 28, 2016	February 22, 2015
Service cost	$0.1	$0.1	$0.3	$0.4
Interest cost	1.9	2.5	5.8	7.5
Amortization of prior service benefit	(2.0)	(2.0)	(6.0)	(5.9)
Recognized net actuarial loss	—	0.9	—	2.6
Total cost	$—	$1.5	$0.1	$4.6
During the third quarter and first three quarters of fiscal 2016, we contributed $3.5 million and $9.7 million, respectively, to our pension plans and contributed $3.6 million and $12.8 million, respectively, to our other postretirement plans. Based upon the current funded status of the plans and the current interest rate environment, we anticipate making further contributions of approximately $3.2 million to our pension plans for the remainder of fiscal 2016. We anticipate making further contributions of $10.9 million to our other postretirement plans during the remainder of fiscal 2016. These estimates are based on ERISA guidelines, current tax laws, plan asset performance, and liability assumptions, which are subject to change.
Special termination benefits granted in connection with the voluntary retirement program resulted in the recognition of $25.6 million of expense in the third quarter of fiscal 2016. This expense was included in restructuring activities. Special termination benefits granted in connection with the formation of Ardent Mills resulted in the recognition of $6.9 million of expense in the first half of fiscal 2015. This expense was included in results of discontinued operations.
During the third quarter of fiscal 2016, we recorded an expense of $29.8 million related to our expected incurrence of certain withdrawal costs. This expense was included in restructuring activities.

15. STOCKHOLDERS' EQUITY
The following table presents a reconciliation of our stockholders' equity accounts for the thirty-nine weeks ended February 28, 2016:

	ConAgra Foods, Inc. Stockholders' Equity
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at May 31, 2015	567.9	$2,839.7	$1,049.4	$4,331.1	$(329.5)	$(3,364.7)	$84.0	$4,610.0
Stock option and incentive plans			62.6	(0.7)		189.2		251.1
Currency translation adjustment, net					5.6		(6.2)	(0.6)
Derivative adjustment, net					(1.3)			(1.3)
Activities of noncontrolling interests			(4.4)				1.2	(3.2)
Pension and postretirement healthcare benefits					(3.8)			(3.8)
Dividends declared on common stock; $0.75 per share				(325.1)				(325.1)
Net loss attributable to ConAgra Foods, Inc.				(794.6)				(794.6)
Balance at February 28, 2016	567.9	$2,839.7	$1,107.6	$3,210.7	$(329.0)	$(3,175.5)	$79.0	$3,732.5

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
The fair values of our Level 2 derivative instruments were determined using valuation models that use market observable inputs including interest rate curves and both forward and spot prices for currencies and commodities. Derivative assets and liabilities included in Level 2 primarily represent commodity and foreign currency option and forward contacts, and cross-currency swaps.
The following table presents our financial assets and liabilities measured at fair value on a recurring basis, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of February 28, 2016:

	Level 1	Level 2	Level 3	Net Value
Assets:
Derivative assets	$3.2	$24.4	$—	$27.6
Available-for-sale securities	2.8	—	—	2.8
Deferred compensation assets	0.9	—	—	0.9
Total assets	$6.9	$24.4	$—	$31.3
Liabilities:
Derivative liabilities	$—	$8.1	$—	$8.1
Deferred compensation liabilities	45.9	—	—	45.9
Total liabilities	$45.9	$8.1	$—	$54.0

The following table presents our financial assets and liabilities measured at fair value on a recurring basis, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of May 31, 2015:

	Level 1	Level 2	Level 3	Net Value
Assets:
Derivative assets	$13.6	$18.6	$—	$32.2
Available-for-sale securities	2.8	—	—	2.8
Deferred compensation assets	0.9	—	—	0.9
Total assets	$17.3	$18.6	$—	$35.9
Liabilities:
Derivative liabilities	$—	$14.2	$—	$14.2
Deferred compensation liabilities	43.7	—	—	43.7
Total liabilities	$43.7	$14.2	$—	$57.9
Certain assets and liabilities, including long-lived assets, goodwill, asset retirement obligations, and cost and equity investments are measured at fair value on a nonrecurring basis. There were no significant fair value measurement losses recognized for such assets and liabilities in the periods reported.
The carrying amount of long-term debt (including current installments) was $5.5 billion as of February 28, 2016 and $7.9 billion as of May 31, 2015. Based on current market rates, the fair value of this debt (level 2 liabilities) at February 28, 2016 and May 31, 2015, was estimated at $5.8 billion and $8.2 billion, respectively.

17. BUSINESS SEGMENTS AND RELATED INFORMATION
We report our operations in two reporting segments: Consumer Foods and Commercial Foods. In the third quarter of fiscal 2016, we completed the sale of substantially all of the operations that were previously reported within the Private Brands segment. The Private Brands operations we sold are classified as held for sale for periods prior to the sale and the results of operations have been classified as discontinued operations for all periods presented. Minor portions of the former Private Brands segment were retained and have been included in the Consumer Foods and Commercial Foods segments for all periods presented. Minor portions of the Consumer Foods and Commercial Foods segments have been classified as discontinued operations as they were included with the sale of the Private Brands operations.
The Consumer Foods reporting segment principally includes branded food sold in various retail channels primarily in North America. Our food products are sold in a variety of categories (meals, entrees, condiments, pasta, sides, snacks, and desserts) in various retail channels across frozen, refrigerated, and shelf-stable temperature classes.
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

	Thirteen weeks ended		Thirty-nine weeks ended
	February 28, 2016	February 22, 2015	February 28, 2016	February 22, 2015
Net sales
Consumer Foods	$1,854.8	$1,899.7	$5,531.6	$5,642.0
Commercial Foods	1,069.3	1,007.6	3,283.8	3,169.5
Total net sales	$2,924.1	$2,907.3	$8,815.4	$8,811.5
Operating profit
Consumer Foods	$291.3	$266.0	$857.8	$758.9
Commercial Foods	175.0	144.5	477.7	412.2
Total operating profit	$466.3	$410.5	$1,335.5	$1,171.1
Equity method investment earnings
Consumer Foods	$1.1	$1.3	$2.5	$2.4
Commercial Foods	43.6	31.7	104.5	90.2
Total equity method investment earnings	$44.7	$33.0	$107.0	$92.6
Operating profit plus equity method investment earnings
Consumer Foods	$292.4	$267.3	$860.3	$761.3
Commercial Foods	218.6	176.2	582.2	502.4
Total operating profit plus equity method investment earnings	$511.0	$443.5	$1,442.5	$1,263.7
General corporate expense	$155.5	$50.8	$425.3	$248.2
Interest expense, net	76.9	79.8	236.8	241.8
Income tax expense	91.0	100.6	259.3	247.9
Income from continuing operations	$187.6	$212.3	$521.1	$525.8
Less: Net income attributable to noncontrolling interests	1.7	1.4	7.8	9.5
Income from continuing operations attributable to ConAgra Foods, Inc.	$185.9	$210.9	$513.3	$516.3
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
The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 28, 2016	February 22, 2015	February 28, 2016	February 22, 2015
Net derivative losses incurred	$(5.1)	$(31.5)	$(20.1)	$(76.3)
Less: Net derivative losses allocated to reporting segments	(7.6)	(35.7)	(18.7)	(25.5)
Net derivative gains (losses) recognized in general corporate expenses	$2.5	$4.2	$(1.4)	$(50.8)
Net derivative losses allocated to Consumer Foods	$(4.6)	$(30.9)	$(12.9)	$(26.7)
Net derivative gains (losses) allocated to Commercial Foods	(3.0)	(4.8)	(5.8)	1.2
Net derivative losses included in segment operating profit	$(7.6)	$(35.7)	$(18.7)	$(25.5)
As of February 28, 2016, the cumulative amount of net derivative losses from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $16.2 million. This amount reflected net losses of $14.5 million incurred during the thirty-nine weeks ended February 28, 2016, as well as net losses of $1.7 million incurred prior to fiscal 2016. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results losses of $10.6 million in fiscal 2016 and $5.6 million in fiscal 2017 and thereafter.
In the second quarter of fiscal 2015, management determined that certain derivatives that had been previously entered into as an economic hedge of forecasted commodity purchases had ceased to function as economic hedges. We recognized $20.9 million and $1.6 million of net derivative losses in the third quarter of fiscal 2015 within the operating results of the Consumer Foods and Commercial Foods segments, respectively, in connection with these derivatives. In the first three quarters of fiscal 2015, we recognized $18.6 million and $1.4 million of net derivative losses within the operating results of the Consumer Foods and Commercial Foods segments, respectively, in connection with these derivatives. Management effectively exited these derivative positions in the third quarter of fiscal 2015.
Other Information
Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for 18% of consolidated net sales in both the third quarter and first three quarters of fiscal 2016 and 19% of consolidated net sales in both the third quarter and first three quarters of fiscal 2015, primarily in the Consumer Foods segment.
Wal-Mart Stores, Inc. and its affiliates accounted for approximately 17% and 16% of consolidated net receivables as of February 28, 2016 and May 31, 2015, respectively, primarily in the Consumer Foods segment.
In the third quarter of fiscal 2016, we recognized a gain of $17.7 million for the settlement of a pension plan of an international potato venture. This gain is reflected in equity method investment earnings.
Spinoff of the Lamb Weston Business
On November 18, 2015, we announced our plans to separate ConAgra Foods, Inc. into two public companies, Conagra Brands and Lamb Weston. The transaction, expected to be structured as a spinoff of the Lamb Weston business to the shareholders of ConAgra Foods in the fall of calendar 2016, is expected to be tax free to the Company and its shareholders.

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
The following discussion should be read together with our condensed consolidated financial statements and related notes contained in this report and with the financial statements, related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended May 31, 2015. Results for the third quarter of fiscal 2016 are not necessarily indicative of results that may be attained in the future.
Fiscal 2016 Third Quarter Executive Overview
ConAgra Foods, Inc. (NYSE: CAG) is one of North America's leading packaged food companies with recognized brands such as Marie Callender's®, Healthy Choice®, Slim Jim®, Hebrew National®, Orville Redenbacher's®, Peter Pan®, Reddi-wip®, PAM®, Snack Pack®, Banquet®, Chef Boyardee®, Egg Beaters®, Hunt's®, and many other ConAgra Foods brands found in grocery, convenience, mass merchandise, and club stores. ConAgra Foods also has a strong business-to-business presence, supplying frozen potato and sweet potato products as well as other vegetable, spice, and grain products to a variety of well-known restaurants, foodservice operators, and commercial customers.
In the third quarter of fiscal 2016, earnings reflected increases in Consumer Foods and Commercial Foods operating profit. We completed the divestiture of the Private Brands business, receiving approximately $2.6 billion in proceeds. We utilized approximately $2.15 billion of the proceeds to reduce debt.
On November 18, 2015, we announced our plans to separate ConAgra Foods, Inc. into two public companies, Conagra Brands and Lamb Weston. The transaction, expected to be structured as a spinoff of the Lamb Weston business to the shareholders of ConAgra Foods in the fall of calendar 2016, is expected to be tax free to the Company and its shareholders.
Diluted earnings per share in the third quarter of fiscal 2016 were $0.46, including earnings of $0.41 per diluted share from continuing operations and $0.05 per diluted share from discontinued operations. Diluted loss per share in the third quarter of fiscal 2015 was $2.21, including earnings of $0.49 per diluted share from continuing operations and a loss of $2.70 per diluted share from discontinued operations. Diluted loss per share in the first three quarters of fiscal 2016 was $1.83, including earnings of $1.16 per diluted share from continuing operations and a loss of $2.99 per diluted share from discontinued operations. Diluted loss per share in the first three quarters of fiscal 2015 was $1.07, including earnings of $1.20 per diluted share from continuing operations and a loss of $2.27 per diluted share from discontinued operations. Several significant items affect the comparability of year-over-year results of continuing operations (see "Items Impacting Comparability" below).
Items Impacting Comparability
Segment presentation of gains and losses from derivatives used for economic hedging of anticipated commodity input costs and economic hedging of foreign currency exchange rate risks of anticipated transactions is discussed in the segment review below.

Items of note impacting comparability for the third quarter of fiscal 2016 included the following:

•	charges totaling $109.1 million ($69.5 million after-tax) in connection with our Supply Chain and Administrative Efficiency Plan (the "SCAE Plan"),

•	charges of $23.9 million ($15.4 million after-tax) related to the repurchase of certain senior notes, and

•	a gain of $17.7 million ($13.3 million after-tax) related to the settlement of a pension plan of an international potato venture, classified within equity method investment earnings.
Items of note impacting comparability for the third quarter of fiscal 2015 included charges totaling $9.9 million ($6.5 million after-tax) in connection with our restructuring plans and charges of $15.1 million ($14.5 million after-tax) related to the impairment of goodwill.
Items of note impacting comparability for the first three quarters of fiscal 2016 included the following:

•	charges totaling $259.5 million ($162.6 million after-tax) in connection with our SCAE Plan,

•	charges of $23.9 million ($15.4 million after-tax) related to the repurchase of certain senior notes,

•	a gain of $17.7 million ($13.3 million after-tax) related to the settlement of a pension plan of an international potato venture, classified within equity method investment earnings, and

•	income tax expense of $8.3 million related to the divestiture of Private Brands.
Items of note impacting comparability for the first three quarters of fiscal 2015 included the following:

•	charges of $35.9 million ($22.6 million after-tax) in connection with our restructuring plans,

•	charges of $24.6 million ($15.1 million after-tax) related to early extinguishment of debt as a result of the payoff of our term loan facility and the repurchase of certain senior notes,

•	charges of $20.9 million ($20.0 million after-tax) related to the impairment of goodwill,

•	a benefit of $7.0 million ($7.0 million after-tax) related to the reduction of the legal accrual for pending matters associated with the 2007 peanut butter recall, and

•	an income tax benefit of $5.2 million from the implementation of a new tax position for federal tax credits and generation of state tax credits, relating to prior tax years.
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
Discontinued Operations
On February 1, 2016, pursuant to the Stock Purchase Agreement, dated as of November 1, 2015, we completed the disposition of our Private Brands operations to TreeHouse Foods, Inc. ("Treehouse") for $2.6 billion in cash on a debt-free basis, subject to working capital and other adjustments. The Private Brands assets and liabilities have been reclassified as held for sale for all periods presented prior to the divestiture and the results of operations have been classified as discontinued operations for all periods presented.
Formation of Ardent Mills
On May 29, 2014, the Company, Cargill, Incorporated, and CHS, Inc. completed the formation of the Ardent Mills joint venture ("Ardent Mills"). In connection with the formation, we contributed all of the assets of ConAgra Mills, including $49.0 million of cash, to Ardent Mills, we received a 44% ownership interest in Ardent Mills, and Ardent Mills distributed $391.4 million in cash to us as a return of capital. The contribution of the assets of ConAgra Mills in exchange for a non-controlling interest in the joint venture was required to be accounted for at fair value, and accordingly, we recognized a gain of $625.6 million ($375.9 million after-tax) in the first three quarters of fiscal 2015 in income from discontinued operations, to reflect the excess of the fair value of our interest over its carrying value at the time of the transfer. As part of the formation of Ardent Mills, in the fourth quarter of fiscal 2014, pursuant to an agreement with the U.S. Department of Justice, we sold three flour milling facilities to Miller Milling Company LLC for $163.0 million. We received the cash proceeds from the sale of these flour milling facilities in the first quarter of fiscal 2015. In the first quarter of fiscal 2015, we used the net cash proceeds from the Ardent Mills transaction to repay debt. The operating results of our legacy milling business, including the disposition of three mills aforementioned, are included as discontinued operations.
Restructuring Plans
We previously announced a plan for the integration and restructuring of the operations of Ralcorp Holdings, Inc. ("Ralcorp"), optimization of the entire Company's supply chain network, manufacturing assets, and dry distribution and mixing centers, and improvement of selling, general and administrative effectiveness and efficiencies, which we refer to as the SCAE Plan. Although the divestiture of the Private Brands business was completed in the third quarter of fiscal 2016, we will continue to implement portions of the SCAE Plan, including work related to optimizing our supply chain network and pursue cost reductions through our selling, general and administrative functions and productivity improvements. The SCAE Plan also includes plans announced in the second quarter of fiscal 2016 to realize efficiency benefits through a combination of reductions in selling, general and administrative expenses and enhancements to trade spend processes and tools.
Although we remain unable to make good faith estimates relating to the entire SCAE Plan, we are reporting on actions initiated through the end of the third quarter of fiscal 2016, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have resulted or will result in cash outflows. As of February 28, 2016, our Board of Directors has approved the incurrence of up to $739.0 million of expenses in connection with the SCAE Plan. We have incurred or expect to incur approximately $525.3 million of charges ($395.5 million of cash charges and $129.8 million of non-cash charges) for actions identified to date under the SCAE plan. In the third quarter and first three quarters of fiscal 2016, we recognized charges of $109.1 million and $259.5 million, respectively, in relation to the SCAE Plan. In the third quarter and first three quarters of fiscal 2015, we recognized charges of $9.9 million and $35.9 million, respectively, in relation to the SCAE Plan. We expect to incur costs related to the SCAE Plan over a multi-year period.

SEGMENT REVIEW
We report our operations in two reporting segments: Consumer Foods and Commercial Foods. In the third quarter of fiscal 2016, we completed the divestiture of substantially all of the operations that were previously reported within the Private Brands segment. The Private Brands assets and liabilities have been reclassified as held for sale for all periods presented prior to the divestiture and the results of operations have been classified as discontinued operations for all periods presented. Minor portions of the former Private Brands segment were retained and have been included in the Consumer Foods and Commercial Foods segments for all periods presented. Minor portions of the Consumer Foods and Commercial Foods segments have been classified as discontinued operations as we included these with the sale of the private label operations.
Consumer Foods
The Consumer Foods reporting segment principally includes branded food sold in various retail channels primarily in North America. Our food products are sold in a variety of categories (meals, entrees, condiments, pasta, sides, snacks, and desserts) in various retail channels across frozen, refrigerated, and shelf-stable temperature classes.
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

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen weeks ended		Thirty-nine weeks ended
($ in millions)	February 28, 2016	February 22, 2015	February 28, 2016	February 22, 2015
Net derivative losses incurred	$(5.1)	$(31.5)	$(20.1)	$(76.3)
Less: Net derivative losses allocated to reporting segments	(7.6)	(35.7)	(18.7)	(25.5)
Net derivative gains (losses) recognized in general corporate expenses	$2.5	$4.2	$(1.4)	$(50.8)
Net derivative losses allocated to Consumer Foods	$(4.6)	$(30.9)	$(12.9)	$(26.7)
Net derivative gains (losses) allocated to Commercial Foods	(3.0)	(4.8)	(5.8)	1.2
Net derivative losses included in segment operating profit	$(7.6)	$(35.7)	$(18.7)	$(25.5)
As of February 28, 2016, the cumulative amount of net derivative losses from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $16.2 million. This amount reflected net losses of $14.5 million incurred during the thirty-nine weeks ended February 28, 2016, as well as net losses of $1.7 million incurred prior to fiscal 2016. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results losses of $10.6 million in fiscal 2016 and $5.6 million in fiscal 2017 and thereafter.
In the second quarter of fiscal 2015, management determined that certain derivatives that had been previously entered into as an economic hedge of forecasted commodity purchases had ceased to function as economic hedges. We recognized $20.9 million and $1.6 million of net derivative losses in the third quarter of fiscal 2015 within the operating results of the Consumer Foods and Commercial Foods segments, respectively, in connection with these derivatives. In the first three quarters of fiscal 2015, we recognized $18.6 million and $1.4 million of net derivative losses within the operating results of the Consumer Foods and Commercial Foods segments, respectively, in connection with these derivatives. Management effectively exited these derivative positions in the third quarter of fiscal 2015.
Net Sales

	Net Sales
	Thirteen weeks ended			Thirty-nine weeks ended
($ in millions) Reporting Segment	February 28, 2016	February 22, 2015	% Inc (Dec)	February 28, 2016	February 22, 2015	% Inc (Dec)
Consumer Foods	$1,854.8	$1,899.7	(2)%	$5,531.6	$5,642.0	(2)%
Commercial Foods	1,069.3	1,007.6	6%	3,283.8	3,169.5	4%
Total	$2,924.1	$2,907.3	1%	$8,815.4	$8,811.5	—%
Net sales for the third quarter of fiscal 2016 were $2.92 billion, an increase of $16.8 million, or 1%, from the third quarter of fiscal 2015. Net sales for the first three quarters of fiscal 2016 were $8.82 billion, an increase of $3.9 million, essentially flat, compared to the first three quarters of fiscal 2015.
Consumer Foods net sales for the third quarter of fiscal 2016 were $1.85 billion, a decrease of $44.9 million, or 2%, compared to the third quarter of fiscal 2015. Consumer Foods net sales for the first three quarters of fiscal 2016 were $5.53 billion, a decrease of $110.4 million, or 2%, compared to the first three quarters of fiscal 2015. Results for the third quarter of fiscal 2016 reflected a 4% decrease in volumes, a 3% increase in price/mix, and a 1% decrease from foreign exchange rates. Results for the first three quarters of fiscal 2016 reflected a 3% decrease in volumes, a 3% increase in price/mix, and a 2% decrease from foreign exchange rates. We implemented changes to improve the efficiency of trade spending, increased prices on Banquet and other brands in connection with product improvements and selected commodity pass-through, and have focused on improving mix.
Sales of products associated with some of our significant brands, including Hunt's®, Marie Callender's®, Odom's®, Orville Redenbacher's®, Pam®, Reddi Whip®, Ro*Tel®, and Slim Jim®, grew in the third quarter of fiscal 2016, as compared to the third quarter of fiscal 2015. Significant brands whose products experienced sales declines in the third quarter of fiscal 2016 include Act II®, Banquet®, Chef Boyardee®, Healthy Choice®, Hebrew National®, Snack Pack®, Swiss Miss®, and Wesson®.
Commercial Foods net sales were $1.07 billion for the third quarter of fiscal 2016, an increase of $61.7 million, or 6%, compared to the third quarter of fiscal 2015. Commercial Foods net sales were $3.28 billion for the first three quarters of fiscal 2016, an increase of $114.3 million, or 4%, compared to the first three quarters of fiscal 2015. Results for the third quarter of fiscal 2016 reflected a 7% increase in volume performance, partially offset by a 1% decrease in price/mix. Results for the first three quarters of fiscal 2016 reflected a 6% increase in volume performance, partially offset by a 2% decrease in price/mix. Our Lamb Weston specialty potato products business net sales increased 8% and 6% in the third quarter and first three quarters of fiscal 2016 compared to fiscal 2015. The increase in the third quarter was due to an 8% increase in volumes and flat price/mix. The increase in the first three quarters was due to a 7% increase in volumes, offset slightly by a 1% decrease in price/mix. The increased sales for Lamb Weston primarily reflected strong international sales volumes, partly due to the lapping of the West Coast Port labor dispute in the year ago period, as well as strong volume performance in North America. Foodservice sales increased modestly for the third quarter and first three quarters of fiscal 2016 compared to the respective comparable periods in fiscal 2015 primarily due to strong sales volumes due to initiatives at a key customer to increase sales of breakfast items and theater popcorn sales.
Selling, General and Administrative ("SG&A") Expenses (Includes general corporate expenses)
SG&A expenses totaled $489.6 million for the third quarter of fiscal 2016, an increase of $129.3 million, as compared to the third quarter of fiscal 2015. SG&A expenses for the third quarter of fiscal 2016 reflected the following:

•	expenses of $73.2 million in connection with our SCAE Plan,

•	an increase in incentive expense of $56.7 million,

•	charges of $23.9 million related to the repurchase of certain senior notes,

•	an increase in stock based compensation of $8.0 million, and

•	an increase in advertising and promotion spending of $10.8 million.
SG&A expenses for the third quarter of fiscal 2015 included expenses of $7.9 million in connection with our restructuring plans and charges of $15.1 million related to the impairment of goodwill.
SG&A expenses totaled $1.42 billion for the first three quarters of fiscal 2016, an increase of $273.6 million, as compared to the first three quarters of fiscal 2015. SG&A expenses for the first three quarters of fiscal 2016 reflected the following:

•	expenses of $214.1 million in connection with our SCAE Plan,

•	an increase in incentive expense of $75.0 million,

•	an increase in advertising and promotion spending of $34.8 million

•	charges of $23.9 million related to the repurchase of certain senior notes, and

•	a decrease in salaries and wages of $12.6 million, and

•	an increase in stock based compensation of $8.1 million.
SG&A expenses for the first three quarters of fiscal 2015 included charges of $24.6 million related to early extinguishment of debt as a result of the payoff of our term loan facility and the repurchase of certain senior notes prior to maturity, charges of $20.9 million related to the impairment of goodwill, expenses of $19.7 million in connection with our restructuring plans, and a benefit of $7.0 million related to the reduction of the legal accrual for pending matters associated with the 2007 peanut butter recall.
Operating Profit (Earnings before general corporate expenses, interest expense, net, income taxes, and equity method investment earnings)

	Operating Profit
	Thirteen weeks ended			Thirty-nine weeks ended
($ in millions) Reporting Segment	February 28, 2016	February 22, 2015	% Inc (Dec)	February 28, 2016	February 22, 2015	% Inc (Dec)
Consumer Foods	$291.3	$266.0	10%	$857.8	$758.9	13%
Commercial Foods	175.0	144.5	21%	477.7	412.2	16%
Consumer Foods operating profit for the third quarter of fiscal 2016 was $291.3 million, an increase of $25.3 million, or 10%, compared to the third quarter of fiscal 2015. Gross profits were $43.1 million higher in the third quarter of fiscal 2016 than in the third quarter of fiscal 2015. The higher gross profit was driven by improved plant productivity and lower commodity input costs, partially offset by lower sales volumes, due in part to pricing actions on certain products. Gross profits in the third quarter of fiscal 2015 included $20.9 million of net derivative losses in connection with derivatives that ceased to function as economic hedges. Operating profit for the third quarter of fiscal 2016 also includes $12.0 million of negative impact from changes in foreign exchange rates, an increase in advertising and promotion expense of $9.7 million as compared with the year ago period, and an increase in incentive compensation. Charges totaling

$48.2 million related to our restructuring plans also impacted Consumer Foods results in the third quarter of fiscal 2016, compared to $8.2 million in the third quarter of fiscal 2015.
Consumer Foods operating profit for the first three quarters of fiscal 2016 was $857.8 million, an increase of $98.9 million, or 13%, compared to the first three quarters of fiscal 2015. Gross profits were $136.8 million higher in the first three quarters of fiscal 2016 than in the first three quarters of fiscal 2015. The higher gross profit was driven by improved plant productivity and lower commodity input costs, partially offset by lower sales volumes. Gross profits in the first three quarters of fiscal 2015 included $18.6 million of net derivative losses in connection with derivatives that ceased to function as economic hedges. Operating profit for the first three quarters of fiscal 2016 also includes $35.4 million of negative impact from changes in foreign exchange rates, an increase in advertising and promotion expense of $31.0 million as compared with the year ago period, and an increase in incentive compensation. Charges totaling $64.3 million related to our restructuring plans also impacted Consumer Foods results in the first three quarters of fiscal 2016, compared to $26.4 million in the first three quarters of fiscal 2015.
For the third quarter of fiscal 2016, operating profit for the Commercial Foods segment was $175.0 million, an increase of $30.5 million, or 21%, from the third quarter of fiscal 2015. Gross profits in the Commercial Foods segment were $39.0 million higher in the third quarter of fiscal 2016 than in the third quarter of fiscal 2015. The increase in operating profit at Lamb Weston reflected strong international volumes and lapping of the impact of the West Coast port labor dispute in the year ago period; more than offsetting increases in labor expense in the third quarter of fiscal 2016. Foodservice operating profit increased modestly due to favorability in commodity costs and manufacturing efficiency. Gross profits in the third quarter of fiscal 2015 included net derivative losses of $1.6 million in connection with the derivatives that ceased to function as economic hedges.
For the first three quarters of fiscal 2016, operating profit for the Commercial Foods segment was $477.7 million, an increase of $65.5 million, or 16%, from the first three quarters of fiscal 2015. Gross profits in the Commercial Foods segment were $74.7 million higher in the first three quarters of fiscal 2016 than in the first three quarters of fiscal 2015. Gross profits in the first three quarters of fiscal 2015 included net derivative losses of $1.4 million in connection with the derivatives that ceased to function as economic hedges. The increase in operating profit at Lamb Weston reflected North America and international sales growth combined with lower potato and commodity input costs, slightly offset by increases in labor expense in the first three quarters of fiscal 2016. Strong international volume growth was partly due to lapping of the West Coast port labor dispute in the year ago period. Foodservice operating profit increased slightly due to increased volumes, combined with favorability in cost of goods sold. Commercial Foods operating profit for the first three quarters of fiscal 2015 also included charges of $3.5 million related to the execution of our SCAE Plan.
Interest Expense, Net
Net interest expense was $76.9 million and $79.8 million for the third quarter of fiscal 2016 and 2015, respectively. Net interest expense was $236.8 million and $241.8 million for the first three quarters of fiscal 2016 and 2015, respectively.
Income Taxes
In the third quarter of fiscal 2016 and 2015, our income tax expense was $91.0 million and $100.6 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately 33% and 32% for the third quarter of fiscal 2016 and 2015, respectively. In the first three quarters of fiscal 2016 and 2015, our income tax expense from continuing operations was $259.3 million and $247.9 million, respectively. The effective tax rate was approximately 33% and 32% for the first three quarters of fiscal 2016 and 2015, respectively.
The higher effective tax rate for the first three quarters of fiscal 2016 was primarily due to $8.3 million of expense related to businesses retained from Private Brands. In the first three quarters of fiscal 2015, we implemented a new position and took a tax credit that applied to prior year tax returns, which resulted in an $5.2 million reduction in income tax expense.
We expect our effective tax rate in fiscal 2016 to be approximately 33-34%.
Equity Method Investment Earnings
Equity method investment earnings were $44.7 million ($43.6 million in the Commercial Foods segment and $1.1 million in the Consumer Foods segment) and $33.0 million ($31.7 million in the Commercial Foods segment and $1.3 million in the Consumer Foods segment) for the third quarter of fiscal 2016 and 2015, respectively. Equity method investment earnings were $107.0 million ($104.5 million in the Commercial Foods segment and $2.5 million in the Consumer Foods segment) and $92.6 million ($90.2 million in the Commercial Foods segment and $2.4 million in the Consumer Foods segment) for the first three quarters of fiscal 2016 and 2015, respectively. The increases in the third quarter and first three quarters of fiscal 2016 compared to the comparable periods of fiscal 2015 reflect a gain of $17.7 million for the settlement of a pension plan of an international potato venture, offset by lower profits from the Ardent Mills joint venture due to unfavorable wheat market conditions. In addition, the first three quarters of fiscal 2016 reflect a full nine months of earnings from the Ardent Mills joint venture, compared to eight months in the first three quarters of 2015, as we recognize earnings on a one-month lag, due to differences in fiscal year periods.

Results of Discontinued Operations
Our discontinued operations generated after-tax income of $18.7 million and an after-tax loss of $1.17 billion for the third quarter of fiscal 2016 and 2015, respectively. Our discontinued operations generated an after-tax loss of $1.31 billion and $978.1 million for the first three quarters of fiscal 2016 and 2015, respectively. We recognized a pre-tax charge of $22.5 million ($22.1 million after-tax) and $1.92 billion ($1.44 billion after-tax) in the third quarter and first three quarters of fiscal 2016, respectively, to write-down the goodwill and long-lived assets to the final sales price, less costs to sell, and to recognize the final loss of the Private Brands business. The results of discontinued operations for the third quarter of fiscal 2015 include a $1.27 billion impairment of goodwill and $13.7 million of impairment charges to write-down five small brands. The results of discontinued operations for the first three quarters of fiscal 2015 include a pre-tax gain of $625.6 million ($375.9 million after-tax) recognized on the transactions related to the formation of Ardent Mills, and impairments of $1.48 billion impairment of goodwill and $43.7 million of impairment charges to write-down various brands in the Private Brands business.
Earnings (Loss) Per Share
Diluted earnings per share in the third quarter of fiscal 2016 were $0.46, including earnings of $0.41 per diluted share from continuing operations and $0.05 per diluted share from discontinued operations. Diluted loss per share in the third quarter of fiscal 2015 was $2.21, including earnings of $0.49 per diluted share from continuing operations and a loss of $2.70 per diluted share from discontinued operations. Diluted loss per share in the first three quarters of fiscal 2016 was $1.83, including earnings of $1.16 per diluted share from continuing operations and a loss of $2.99 per diluted share from discontinued operations. Diluted loss per share in the first three quarters of fiscal 2015 was $1.07, including earnings of $1.20 per diluted share from continuing operations and a loss of $2.27 per diluted share from discontinued operations.

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
At February 28, 2016, we had a $1.5 billion revolving credit facility. The facility has historically been used principally as a back-up facility for our commercial paper program. As of February 28, 2016, there were no outstanding borrowings under the facility. The facility requires that our consolidated funded debt not exceed 65% of our consolidated capital base and that our fixed charges coverage ratio be greater than 1.75 to 1.0. On September 21, 2015, the Company entered into an amendment to the facility to exclude certain non-cash impairments from the calculation of the fixed charge coverage ratio. As of February 28, 2016, we were in compliance with all financial covenants in the facility.
As of February 28, 2016 and May 25, 2015, we had no amounts outstanding under our commercial paper program. The highest level of borrowings under the commercial paper program during the first three quarters of fiscal 2016 was $401.3 million, in part attributable to the use of commercial paper borrowings to fund the payment of the $250.0 million of 1.35% senior debt which became due in September 2015.
As of the end of the third quarter of fiscal 2016, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the revolving credit facility, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult.
We repurchase our shares of common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board of Directors. In December 2011, the Company's Board of Directors approved a $750.0 million increase to our share repurchase authorization. Under the share repurchase authorization, we may repurchase our shares periodically over several years, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions. The authorization has no time limit and may be suspended or discontinued at any time. We did not repurchase any shares of our common stock under this program in the first three quarters of fiscal 2016. The Company's total remaining share repurchase authorization as of February 28, 2016 was $131.9 million.
We expect to continue to generate significant cash flows from operations in the last quarter of fiscal 2016, and we have access to the $1.5 billion revolving credit facility, our commercial paper program, and the capital markets. We believe we have access to additional bank loan facilities, if needed.

Although we have not finalized plans for our future capital structure, management believes the aforementioned sources of liquidity will be adequate to meet required debt repayments, planned capital expenditures, working capital needs, and payment of anticipated quarterly dividends for the foreseeable future.
Although a significant amount of our senior debt will mature over the next several years, we expect to maintain or have access to sufficient liquidity to either retire or refinance such debt, as market conditions warrant, from operating cash flows, our commercial paper program, proceeds from any divestitures and other disposition transactions, access to capital markets, and our revolving credit facility.
Cash Flows
During the first three quarters of fiscal 2016, we generated $319.5 million of cash, which was the net result of $695.1 million generated from operating activities, $2.26 billion provided by investing activities, $2.63 billion used in financing activities, and a decrease of $2.5 million in cash due to the effect of changes in foreign currency exchange rates.
Cash generated from operating activities of continuing operations totaled $501.4 million in the first three quarters of fiscal 2016, as compared to $577.8 million generated in the first three quarters of fiscal 2015. The decrease was mainly driven by the timing of income tax and incentive compensation payments, offset by cash flows generated from higher operating profits. During the first three quarters of fiscal 2016, our total income tax payments from continuing and discontinued operations were approximately $205.0 million more than those made in the first three quarters of fiscal 2015. Annual incentive compensation payments were approximately $22.0 million more in fiscal 2016 (earned in fiscal 2015) than in fiscal 2015 (earned in fiscal 2014) and approximately $31.8 million of cash was used to settle certain share-based incentive awards in the first three quarters of fiscal 2016. In addition, the higher operating profit was offset by charges we have incurred related to the SCAE plan in the first three quarters of fiscal 2016, which we expect to pay out principally over the next twelve months.
Cash generated from operating activities of discontinued operations was $193.7 million and $162.7 million in the first three quarters of fiscal 2016 and 2015, respectively. The contribution of cash from operating activities of discontinued operations reflects the activities of the Private Brands business and the limited results of the milling business which were included in the first quarter of fiscal 2015.
Cash provided by investing activities totaled $2.26 billion in the first three quarters of fiscal 2016 compared to cash generated of $132.2 million in the first three quarters of fiscal 2015. Investing activities of continuing operations in the first three quarters of fiscal 2016 consisted primarily of capital expenditures of $279.7 million which included several significant plant expansions and improvements. Investing activities of continuing operations in the first three quarters of fiscal 2015 consisted primarily of $391.4 million in cash received from Ardent Mills in connection with the formation of that joint venture, partially offset by capital expenditures of $240.6 million and the purchase of a potato manufacturer in China for $74.7 million in cash, net of cash acquired.
Cash provided by investing activities of discontinued operations in the first three quarters of fiscal 2016 resulted primarily from the proceeds of the divestiture of our Private Brands operations totaling $2.61 billion, net of cash transferred and closing costs. This was offset by capital expenditures totaling $95.3 million. Cash generated from investing activities of discontinued operations in the first three quarters of fiscal 2015 totaled $40.7 million resulting from receipt of $163.0 million cash associated with the sale of three flour milling facilities at the end of fiscal 2014, partially offset by $49.0 million of cash contributed to Ardent Mills upon the formation of the joint venture and capital expenditures of $73.3 million associated with the Private Brands operations.
Cash used in financing activities totaled $2.63 billion in the first three quarters of fiscal 2016 and $910.8 million in the first three quarters of fiscal 2015. Financing activities of continuing operations in the first three quarters of fiscal 2016 consisted primarily of long-term debt repayments totaling $2.52 billion principally financed from the proceeds of the divestiture of our Private Brands operations. Proceeds from employee stock option exercises and the issuance of other stock awards were $208.1 million and $113.8 million in the first three quarters of fiscal 2016 and 2015, respectively. Dividends paid during the first three quarters of fiscal 2016 and 2015 were $323.5 million and $318.2 million, respectively. In the first three quarters of fiscal 2015, we repaid $1.49 billion of long-term debt, partially financed by the issuance of $550.0 million aggregate principal amount of floating rate notes and an increase in our short-term borrowings of $284.1 million, primarily commercial paper.
Cash used in financing activities of discontinued operations in the first three quarters of fiscal 2016 totaling $45.2 million, consisted of the repayment of senior notes issued by Ralcorp.
The Company had cash and cash equivalents of $502.6 million at February 28, 2016 and $164.7 million at May 31, 2015, of which $146.8 million at February 28, 2016 and $79.0 million at May 31, 2015 was held in foreign countries. During the first quarter of fiscal 2016 and 2015, domestic entities repaid $36.4 million and $37.8 million borrowed from certain of the Company's foreign subsidiaries during the fourth quarter of fiscal 2015 and 2014, respectively. The Company makes an assertion regarding the amount of earnings intended for permanent reinvestment outside the U.S., with the balance available to be repatriated to the U.S. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. No related tax liability has been accrued as of February 28, 2016. At February 28, 2016, management does not intend to permanently repatriate additional foreign cash. Any future decision to repatriate foreign cash could result in an adjustment to the deferred tax liability after considering available foreign tax credits and other tax attributes. It is not practicable to determine the amount of any such deferred tax liability at this time.
We estimate our capital expenditures in fiscal 2016 for continuing operations will be approximately $430 million. For the first three quarters of fiscal 2016, we have funded $279.7 million of capital expenditures for our continuing operations.
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
We hold a 50.0% interest in Lamb Weston RDO, a potato processing venture. We provide all sales and marketing services to Lamb Weston RDO. We receive a fee for these services based on a percentage of the net sales of the venture. We reflect the value of our ownership interest in this venture in other assets in our Condensed Consolidated Balance Sheets, based upon the equity method of accounting. The balance of our investment was $16.0 million and $14.6 million at February 28, 2016 and May 31, 2015, respectively, representing our maximum exposure to loss as a result of our involvement with this venture. The capital structure of Lamb Weston RDO includes owners' equity of $32.1 million and term borrowings from banks of $41.1 million as of February 28, 2016. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this venture.
We lease certain office buildings from entities that we have determined to be variable interest entities. The lease agreements with these entities include fixed-price purchase options for the assets being leased. The lease agreements also contain contingent put options (the “lease put options”) that allow the lessors to require us to purchase the buildings at the greater of original construction cost, or fair market value, without a lease agreement in place (the “put price”) in certain limited circumstances. As a result of substantial impairment charges recently recorded, these lease put options are exercisable now and until generally 30 days after the end of the respective lease agreements. We are amortizing the difference between the estimated put price and the estimated fair value (without a lease agreement in place) of each respective property over the remaining respective lease term within selling, general, and administrative expenses. As of February 28, 2016, the estimated amount by which the put prices exceeded the fair values of the related properties was $58.5 million, of which we have accrued $7.5 million. As these buildings are worth considerably more when under lease agreements than when vacant, we may be able to mitigate some, or all of the financial exposure created by the put options by maintaining active lease agreements and/or by subleasing the buildings to credit worthy tenants. We do not expect to ultimately incur material financial losses as a result of the potential exercise of the lease put options by the lessors. These leases are accounted for as operating leases, and accordingly, there are no material assets or liabilities, other than the accrued portion of the put price, associated with these entities included in our Condensed Consolidated Balance Sheets. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of these entities. In making this determination, we have considered, among other items, the terms of the lease agreements, the expected remaining useful lives of the assets leased, and the capital structure of the lessor entities.

OBLIGATIONS AND COMMITMENTS
As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as lease agreements, debt agreements, and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as "take-or-pay" contracts). The unconditional purchase obligation arrangements are entered into in our normal course of business in order to ensure adequate levels of sourced product are available. Of these items, debt, notes payable, and capital lease obligations, which totaled $5.5 billion as of February 28, 2016, were recognized as liabilities in our Condensed Consolidated Balance Sheets. Operating lease obligations and unconditional purchase obligations, which totaled $1.6 billion as of February 28, 2016, were not recognized as liabilities in our Condensed Consolidated Balance Sheets, in accordance with generally accepted accounting principles.
A summary of our contractual obligations as of February 28, 2016 was as follows:

	Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt	$5,328.3	$551.1	$1,713.0	$536.3	$2,527.9
Capital lease obligations	125.6	9.8	16.9	13.2	85.7
Operating lease obligations	347.5	61.3	106.6	56.0	123.6
Purchase obligations[1] and other contracts	1,326.2	838.4	124.4	87.6	275.8
Notes payable	36.6	36.6	—	—	—
Total	$7,164.2	$1,497.2	$1,960.9	$693.1	$3,013.0
1 Amount includes open purchase orders and agreements, some of which are not legally binding and/or may be cancellable. Such agreements are generally settleable in the ordinary course of business in less than one year.
We are also contractually obligated to pay interest on our long-term debt and capital lease obligations. The weighted average coupon interest rate of the long-term debt obligations outstanding as of February 28, 2016 was approximately 4.3%.
We own a 49.99% interest in Lamb Weston BSW, LLC ("Lamb Weston BSW"), a potato processing venture with Ochoa Ag Unlimited Foods, Inc. ("Ochoa"). We provide all sales and marketing services to Lamb Weston BSW. Under certain circumstances, we could be required to compensate Ochoa for lost profits resulting from significant production shortfalls ("production shortfalls"). Commencing on June 1, 2018, or on an earlier date under certain circumstances, we have a contractual right to purchase the remaining equity interest in Lamb Weston BSW from Ochoa (the "call option"). We are currently subject to a contractual obligation to purchase all of Ochoa's equity investment in Lamb Weston BSW at the option of Ochoa (the "put option"). The purchase prices under the call option and the put option (the "options") are based on the book value of Ochoa's equity interest at the date of exercise, as modified by an agreed-upon rate of return for the holding period of the investment balance. The agreed-upon rate of return varies depending on the circumstances under which any of the options are exercised. As of February 28, 2016, the price at which Ochoa had the right to put its equity interest to us was $46.4 million. This amount, which is presented within other noncurrent liabilities in our Condensed Consolidated Balance Sheets, is not included in the "Contractual Obligations" table above as the payment is contingent upon the exercise of the put option by Ochoa, and the eventual occurrence and timing of such exercise is uncertain.
As of May 31, 2015, we had aggregate unfunded pension obligations totaling $553.2 million. This amount is not included in the table above, and we do not expect to be required to make payments to fund these amounts in the foreseeable future. Based on current statutory requirements, we are not obligated to fund any amount to our qualified pension plans during the next twelve months. We estimate that we will make payments of approximately $10.2 million over the next twelve months to fund current benefits of nonqualified pension plans. See Note 14, Pension and Postretirement Benefits, to the Condensed Consolidated Financial Statements, and the Company's Annual Report on Form 10-K for the year ended May 31, 2015, Critical Accounting Estimates - Employment Related Benefits, for further discussion of our pension obligations and factors that could affect estimates of this liability.
As part of our ongoing operations, we also enter into arrangements that obligate us to make future cash payments only upon the occurrence of a future event (e.g., guarantees of debt or lease payments of a third party should the third party be unable to perform). In accordance with generally accepted accounting principles, the following commercial commitments are not recognized as liabilities in our Condensed Consolidated Balance Sheets. A summary of our commitments, including commitments associated with equity method investments, as of February 28, 2016 was as follows:

	Amount of Commitment Expiration Per Period (in millions)
Other Commercial Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Guarantees	$38.2	$14.2	$5.4	$8.4	$10.2
Standby repurchase obligations	2.1	0.6	0.5	0.5	0.5
Other commitments	1.7	1.5	0.2	—	—
Total	$42.0	$16.3	$6.1	$8.9	$10.7
We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At February 28, 2016, the amount of supplier loans we have effectively guaranteed was $11.5 million, included in the table above. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.

Federal income tax credits were generated related to our sweet potato production facility in Delhi, Louisiana. Third parties invested in these income tax credits. We have guaranteed these third parties the face value of the income tax credits over their statutory lives, through fiscal 2017, in the event that the income tax credits are recaptured or reduced. The face value of the income tax credits was $26.7 million as of February 28, 2016. We believe the likelihood of recapture or reduction of the income tax credits is remote, and therefore we have not established a liability in connection with these guarantees.
We hold a fifty percent ownership interest in Lamb-Weston/Meijer, V.O.F. (“Lamb Weston Meijer”), a Netherlands joint venture, headquartered in the Netherlands, that manufactures and sells frozen potato products principally in Europe. We and our partner are jointly and severally liable for all legal liabilities of Lamb Weston Meijer. As of February 28, 2016, the total liabilities of Lamb Weston Meijer were $149.4 million. Lamb Weston Meijer is well capitalized, with partners’ equity of $264.4 million as February 28, 2016. We have not established a liability on our balance sheets for the obligations of Lamb Weston Meijer, as we have determined the likelihood of any required payment by us to settle such liabilities of Lamb Weston Meijer is remote.
The obligations and commitments tables above do not include any reserves for uncertainties in income taxes, as we are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes. The liability for gross unrecognized tax benefits at February 28, 2016 was $33.9 million. The net amount of unrecognized tax benefits at February 28, 2016, that, if recognized, would impact our effective tax rate was $22.2 million. Recognition of these tax benefits would have a favorable impact on our effective tax rate.

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
We completed the divestiture of our Private Brands operations in the third quarter of fiscal 2016. As a result of the disposition, we recognized a pre-tax charge of $22.5 million ($22.1 million after-tax) in the third quarter of fiscal 2016. In the first three quarters of fiscal 2016, we recognized charges of $1.92 billion ($1.44 billion after-tax) to write-down the goodwill and long-lived assets of the Private Brands business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The principal market risks affecting us are exposures to price fluctuations of commodity and energy inputs, interest rates, and foreign currencies.
Other than the changes noted below, there have been no material changes in our market risk during the thirty-nine weeks ended February 28, 2016. For additional information, refer to the "Quantitative and Qualitative Disclosures about Market Risk" in Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2015.
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
The carrying amount of long-term debt (including current installments) was $5.5 billion as of February 28, 2016. Based on current market rates, the fair value of this debt at February 28, 2016 was estimated at $5.8 billion. As of February 28, 2016, a 1% increase in the interest rates would decrease the fair value of our fixed rate debt by approximately $256.6 million, while a 1% decrease in interest rates would increase the fair value of our fixed rate debt by approximately $283.1 million.
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
Value-at-Risk (VaR)
We employ various tools to monitor our derivative risk, including value-at-risk ("VaR") models. We perform simulations using historical data to estimate potential losses in the fair value of current derivative positions. We use price and volatility information for the prior 90 days in the calculation of VaR that is used to monitor our daily risk. The purpose of this measurement is to provide a single view of the potential risk of loss associated with derivative positions at a given point in time based on recent changes in market prices. Our model uses a 95% confidence level. Accordingly, in any given one day time period, losses greater than the amounts included in the table below are expected to occur only 5% of the time. We include commodity swaps, futures, and options and foreign exchange forwards, swaps, and options in this calculation. The following table provides an overview of our average daily VaR for our energy, agriculture, foreign exchange, and other commodities (including discontinued operations) over the thirty-nine weeks ended February 28, 2016 and February 22, 2015. Other commodities below consist primarily of forward and option contracts for a commodities index which includes items such as agricultural commodities, energy commodities, and metals. The other commodities category below may also include items such as packaging and/or livestock.

	Fair Value Impact
In Millions	Average During Thirty-nine Weeks Ended February 28, 2016	Average During Thirty-nine Weeks Ended February 22, 2015
Energy commodities	$0.7	$1.1
Agriculture commodities	1.8	2.5
Other commodities	—	1.8
Foreign exchange	0.1	0.2

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of February 28, 2016. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective.
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

Part II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In June 2009, an accidental explosion occurred at our manufacturing facility in Garner, North Carolina. This facility was the primary production facility for our Slim Jim® branded meat snacks. In June 2009, the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives announced its determination that the explosion was the result of an accidental natural gas release, and not a deliberate act. During the fourth quarter of fiscal 2011, we settled our property and business interruption claims related to the Garner accident with our insurance providers. During the fourth quarter of fiscal 2011, Jacobs Engineering Group Inc. ("Jacobs"), our engineer and project manager at the site, filed a declaratory judgment action against us seeking indemnity for personal injury claims brought against it as a result of the accident. In the first quarter of fiscal 2012, our motion for summary judgment was granted and the suit was dismissed without prejudice on the basis that the suit was filed prematurely. In the third quarter of fiscal 2014, Jacobs refiled its action for indemnity. On March 25, 2016, a Douglas County jury in Nebraska rendered a verdict in favor of Jacobs and against us in the amount of $108.9 million. Following the disposition of post-trial motions, the case will be appealed. Although our insurance carriers have provided customary notices of reservation of their rights under the policies of insurance, we expect any ultimate exposure in this case to be limited to the applicable insurance deductible.
For other information regarding legal matters, please refer to Part I, Item 3 in the Company's Annual Report on Form 10-K for the year ended May 31, 2015, Note 17 to the Consolidated Financial Statements included therein and Note 13 to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS
A discussion of our risk factors can be found in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended May 31, 2015 and subsequent Quarterly Reports on Form 10-Q. There were no material changes to the previously disclosed risk factors during the third quarter of fiscal 2016.

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
Dated this 7th day of April, 2016.

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

10.1*	Amendment to Employment Agreement dated December 31, 2015, effective January 1, 2016, by and between ConAgra Foods, Inc. and Sean Connolly.

10.2
Letter Agreement, entered into as of January 15, 2016, between ConAgra Foods, Inc. and Bank of America, N.A. as lender, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ current report on Form 8-K filed January 20, 2016.

10.3
Letter Agreement, entered into as of January 15, 2016, between ConAgra Foods, Inc. and Goldman Sachs Bank USA as lender, incorporated herein by reference to Exhibit 10.2 of ConAgra Foods’ current report on form 8-K filed January 20, 2016.

10.4
Letter Agreement, entered into as of January 15, 2016, between ConAgra Foods, Inc. and Wells Fargo Bank, National Association, as lender, incorporated herein by reference to Exhibit 10.3 of ConAgra Foods’ current report on form 8-K filed January 20, 2016.

12	Statement regarding computation of ratio of earnings to fixed charges

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificates

101.1
The following materials from ConAgra Foods' Quarterly Report on Form 10-Q for the quarter ended February 28, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to ConAgra Foods' long-term debt are not filed with this Form 10-Q. ConAgra Foods will furnish a copy of any such long-term debt agreement to the Securities and Exchange Commission upon request.

*Management contract or compensatory plan.