Form 10-K
period 2016-05-29
CONAGRA FOODS INC /DE/
filed 2016-07-15
CIK 23217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 29, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to
Commission File No. 1-7275
_________________________________________________
CONAGRA FOODS, INC.
(Exact name of registrant as specified in its charter)
 __________________________________________________

Delaware	47-0248710
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 W. Merchandise Mart Plaza, Suite 1300 Chicago, Illinois	60654
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (312) 549-5000
___________________________________________________
Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $5.00 par value	New York Stock Exchange
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
Large accelerated filer  ☑ Accelerated filer  ☐
Non-accelerated filer    ☐  (Do not check if a smaller reporting company) Smaller reporting company   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☑
The aggregate market value of the voting common stock of ConAgra Foods, Inc. held by non-affiliates on November 29, 2015 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $18,081,494,300 based upon the closing sale price on the New York Stock Exchange on such date.
At June 26, 2016, 438,720,098 common shares were outstanding.
Documents Incorporated by Reference
Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”) are incorporated by reference into Part III.

PART I

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results, performance or achievements could differ materially from those projected in the forward-looking statements as a result of a number of risks, uncertainties, and other factors. For a discussion of important factors that could cause our results, performance, or achievements to differ materially from any future results, performance, or achievements expressed or implied by our forward-looking statements, please refer to Item 1A, Risk Factors and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations below.
ITEM 1. BUSINESS
General Development of Business
ConAgra Foods, Inc., a Delaware corporation, together with its consolidated subsidiaries (collectively, the "Company," "we," "our" or us"), is one of North America's leading packaged food companies with recognized brands such as Marie Callender's®, Healthy Choice®, Slim Jim®, Hebrew National®, Orville Redenbacher's®, Peter Pan®, Reddi-wip®, PAM®, Snack Pack®, Banquet®, Chef Boyardee®, Egg Beaters®, Hunt's®, and many other ConAgra Foods brands found in grocery, convenience, mass merchandise, and club stores. We also have a strong business-to-business presence, supplying frozen potato and sweet potato products as well as other vegetable, spice, and grain products to a variety of well-known restaurants, foodservice operators, and commercial customers.
We began as a Midwestern flour-milling company and entered other commodity-based businesses throughout our history. We were initially incorporated as a Nebraska corporation in 1919 and were reincorporated as a Delaware corporation in December 1975. Over time, through various acquisitions and divestitures, we changed the make-up of our company and focused on growing our branded food businesses to become the leading food company we are today. Making this shift involved acquiring a number of consumer food brands such as Banquet®, Chef Boyardee®, Marie Callender’s®, and Alexia®. We have divested our Private Brands business, milling business, dehydrated and fresh vegetable operations, a trading and merchandising business, packaged meat and cheese operations, and poultry, beef, and pork businesses, among others. Growing our food businesses has also been fueled by innovation, organic growth of our brands, and expansion into adjacent categories. We are focused on delivering sustainable, profitable growth with strong and improving returns on our invested capital.
In January 2013, we acquired Ralcorp Holdings, Inc. ("Ralcorp"), a manufacturer of private branded food. Since the acquisition of Ralcorp, we focused on addressing executional shortfalls and customer service issues intended to improve operating performance for the Private Brands business. However, after further review of the Private Brands business, we changed our strategic direction and divested the Private Brands business in the third quarter of fiscal 2016.
On November 18, 2015, we announced our plans to separate ConAgra Foods, Inc. into two public companies, Conagra Brands and Lamb Weston. The transaction, expected to be structured as a spinoff of the Lamb Weston business to the shareholders of ConAgra Foods, Inc. in the fall of calendar 2016, is expected to be tax free to the Company and its shareholders. During late fiscal 2016 and early fiscal 2017, we announced that we had entered into separate agreements to separately sell our Spicetec Flavors & Seasonings business and JM Swank businesses. Each of the transactions is subject to the satisfaction of customary closing conditions and is expected to be completed in the first quarter of fiscal 2017. All of these businesses are part of the Commercial Foods segment.
In fiscal 2016, we also announced the relocation of our corporate headquarters to Chicago, Illinois beginning in the summer of calendar year 2016. We completed the relocation in the first quarter of fiscal 2017. Our efficiency and effectiveness initiatives continue to be implemented with a high degree of customer focus, food safety and quality, and commitment to our people.
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
Discontinued Operations
On February 1, 2016, pursuant to a Stock Purchase Agreement, dated as of November 1, 2015, we completed the disposition of our Private Brands operations to TreeHouse Foods, Inc. ("Treehouse"). The Private Brands assets and liabilities have been reclassified as held for sale for all periods presented prior to the divestiture and the results of operations have been classified as discontinued operations for all periods presented.
Formation of Ardent Mills
On May 29, 2014, the Company, Cargill, Incorporated ("Cargill"), and CHS Inc. ("CHS"), completed the formation of Ardent Mills, which combined the North American flour milling operations and related businesses operated through the ConAgra Mills division of ConAgra Foods and the Horizon Milling joint venture of Cargill and CHS. We reflected the operating results of our legacy milling business as discontinued operations for all periods presented. Our equity in the earnings of Ardent Mills is reflected in our continuing operations.

General
The following comments pertain to all of our reporting segments.
ConAgra Foods is a food company that operates in many sectors of the food industry, with a significant focus on the sale of branded, private branded, and value-added consumer food, as well as foodservice items and ingredients. We use many different raw materials, the bulk of which are commodities. The prices paid for raw materials used in making our food generally reflect factors such as weather, commodity market fluctuations, currency fluctuations, tariffs, and the effects of governmental agricultural programs. Although the prices of raw materials can be expected to fluctuate as a result of these factors, we believe such raw materials to be in adequate supply and generally available from numerous sources. From time to time, we have faced increased costs for many of our significant raw materials, packaging, and energy inputs. We seek to mitigate higher input costs through productivity and pricing initiatives, and the use of derivative instruments used to economically hedge a portion of forecasted future consumption.
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
Many of our facilities and products we make are subject to various laws and regulations administered by the United States Department of Agriculture, the Federal Food and Drug Administration, the Occupational Safety and Health Administration, and other federal, state, local, and foreign governmental agencies relating to the food safety and quality, sanitation, safety and health matters, and environmental control. We believe that we comply with such laws and regulations in all material respects and that continued compliance with such regulations will not have a material effect upon capital expenditures, earnings, or our competitive position.
Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 16%, 16%, and 17% of consolidated net sales for fiscal 2016, 2015, and 2014, respectively.
At May 29, 2016, ConAgra Foods and its subsidiaries had approximately 20,900 employees, primarily in the United States. Approximately 36% of our employees are parties to collective bargaining agreements. Of the employees subject to collective bargaining agreements, approximately 31% are parties to collective bargaining agreements scheduled to expire during fiscal 2017. We believe our relationships with employees and their representative organizations are good.
Research and Development
We employ processes at our principal manufacturing locations that emphasize applied research and technical services directed at product improvement and quality control. In addition, we conduct research activities related to the development of new products. Research and development expense was $66.7 million, $70.4 million, and $86.0 million in fiscal 2016, 2015, and 2014, respectively.

EXECUTIVE OFFICERS OF THE REGISTRANT AS OF JULY 15, 2016

Name	Title & Capacity	Age	Year First Appointed an Executive Officer
Sean M. Connolly	President and Chief Executive Officer	51	2015
John F. Gehring	Executive Vice President, Chief Financial Officer	55	2004
Colleen R. Batcheler	Executive Vice President, General Counsel and Corporate Secretary	42	2008
David B. Biegger	Executive Vice President, Chief Supply Chain Officer	57	2015
Thomas M. McGough	President, Consumer Foods	51	2013
Charisse Brock	Executive Vice President, Chief Human Resources Officer	54	2015
Andrew G. Ross	Executive Vice President and Chief Strategy Officer	48	2011
Darren C. Serrao	Chief Growth Officer	50	2015
Thomas P. Werner	President, Commercial Foods	50	2015
Robert G. Wise	Senior Vice President, Corporate Controller	48	2012
Sean M. Connolly has served as our Chief Executive Officer and a member of our Board since April 6, 2015. Previously, he was President and Chief Executive Officer and a director of The Hillshire Brands Company (brand name food products company) from June 2012 to August 2014; Executive Vice President of Sara Lee Corporation (the former name of Hillshire) and Chief Executive Officer, Sara Lee North American Retail and Foodservice, from January 2012 to June 2012. Prior to joining Hillshire, Mr. Connolly served as President of Campbell North America, the largest division of Campbell Soup Company (branded convenience food products), from October 2010 to December 2011; President, Campbell USA from 2008 to 2010; and President, North American Foodservice from 2007 to 2008. Before joining Campbell in 2002, he served in various marketing and brand management roles at Procter & Gamble (branded consumer product goods).
John F. Gehring has served as Executive Vice President, Chief Financial Officer since January 2009. Mr. Gehring joined ConAgra Foods as Vice President of Internal Audit in 2002, became Senior Vice President in 2003, and most recently served as Senior Vice President and Corporate Controller from July 2004 to January 2009. He served as ConAgra Foods' interim Chief Financial Officer from October 2006 to November 2006. Prior to joining ConAgra Foods, Mr. Gehring was a partner at Ernst & Young LLP (an accounting firm) from 1997 to 2001. Prior to the end of fiscal 2016, Mr. Gehring announced his retirement. Mr. Gehring will remain in his current role until a successor is in place and will assist with an orderly transition.
Colleen R. Batcheler has served as Executive Vice President, General Counsel and Corporate Secretary since September 2009 and Senior Vice President, General Counsel and Corporate Secretary from February 2008 until September 2009. Ms. Batcheler joined ConAgra Foods in June 2006 as Vice President, Chief Securities Counsel and Assistant Corporate Secretary. In September 2006, she was named Corporate Secretary. From 2003 until joining ConAgra Foods, Ms. Batcheler was Vice President and Corporate Secretary of Albertson's, Inc. (a retail food and drug chain). Previously, she was Associate Counsel with The Cleveland Clinic Foundation and an associate with Jones Day, LLP (a law firm).
David B. Biegger has served as Executive Vice President and Chief Supply Chain Officer since October 2015. Prior to joining ConAgra Foods, Mr. Biegger served as Senior Vice President, Global Supply Chain from February 2014 until October 2015 and was responsible for Campbell Soup Company's Global Supply Chain, including manufacturing, quality, safety, engineering, procurement, logistics, environmental sustainability and customer service. Prior to joining Campbell Soup Company, he spent 24 years in supply chain roles at Procter & Gamble Co.
Charisse Brock has served as Executive Vice President and Chief Human Resources Officer since November 2015 and Senior Vice President and Interim Chief Human Resources Officer since August 2015. Prior to serving in these roles, Ms. Brock served as Vice President of Human Resources for the Consumer Foods segment from September 2010 until August 2015. Ms. Brock joined ConAgra Foods in 2004 as Director of Human Resources supporting the Refrigerated Foods Group. Prior to joining ConAgra, she worked for 15 years at The Quaker Oats Company/PepsiCo in its Consumer Foods Division.
Thomas M. McGough has served as President of the Consumer Foods segment since May 2013. Mr. McGough joined ConAgra Foods in 2007 as Vice President in the Consumer Foods organization and has provided leadership for many brand teams within ConAgra Foods, including Banquet®, Hunt's®, and Reddi-wip®. He most recently served as President, Grocery

Products from 2011 until May 2013, leading the largest business within the Consumer Foods segment. Mr. McGough has over 20 of experience in the branded packaged foods industry and began his career at H.J. Heinz in 1990.
Darren C. Serrao has served as ConAgra Foods' Chief Growth Officer since August 2015. As head of the Growth Center of Excellence, Mr. Serrao leads efforts to bring together insights, innovation, research and development and marketing teams to improve connectivity and boost speed-to-market; ensuring strong insights lead to relevant and timely products with the right marketing support. Prior to joining the Company, Mr. Serrao served as senior vice president, chief marketing and commercial officer at Campbell Soup Company where he led the U.S. consumer business, Campbell's largest line of business. Prior to that, he served as vice president of innovation and business development for Campbell North America. Mr. Serrao has also held several profit and loss and marketing positions during his career, including roles with PepsiCo and Unilever.
Andrew G. Ross joined ConAgra Foods as Executive Vice President and Chief Strategy Officer in November 2011. Prior to joining ConAgra Foods, Mr. Ross was a principal at McKinsey & Company, Inc. (a consulting firm) from May 2002 until November 2011, where he led the firm's global consumer, retail, and marketing practices. Prior to that, he worked for William Grant & Sons, Ltd.
Thomas P. Werner was named President of Commercial Foods in May 2015. Prior to that, Mr. Werner served as Senior Vice President of Finance for our Private Brands and Commercial Foods operating segments from June 2013 to April 2015, Senior Vice President of Finance for the Lamb Weston operations within our Commercial Foods segment from May 2011 until June 2013, and Vice President of Supply Chain from December 2009 until May 2011. Mr. Werner originally joined ConAgra Foods in 1999 and has been in finance roles of increasing responsibility throughout his career across both of ConAgra Foods' operating segments.
Robert G. Wise has served as Senior Vice President, Corporate Controller since December 2012. Mr. Wise joined ConAgra Foods in March 2003 and has held various positions of increasing responsibility with ConAgra Foods, including Vice President, Assistant Corporate Controller from March 2006 until January 2012 and as Vice President, Corporate Controller from January 2012 until December 2012. Prior to joining ConAgra Foods, Mr. Wise served in various roles at KPMG LLP (an accounting firm) from October 1995 to March 2003.
OTHER SENIOR OFFICERS OF THE REGISTRANT AS OF JULY 15, 2016

Name	Title & Capacity	Age
Jonathan J. Harris	Senior Vice President, Chief Communications Officer	47
Brendy J. Sealock	Vice President, Internal Audit	43
Jonathan J. Harris joined ConAgra Foods in August 2015 as Senior Vice President and Chief Communications Officer. Mr. Harris is the former chief communications officer and senior vice president at Hillshire Brands where he oversaw all aspects of integrated communications. Prior to joining ConAgra Foods, Mr. Harris served as Senior Vice President, Global Communications for Sara Lee Corporation. Prior to that, Mr. Harris held leadership positions at Bally Total Fitness Corporation, PepsiCo, Ketchum Public Relations and Medicus Public Relations.
Brendy J. Sealock joined ConAgra Foods in 2006. Ms. Sealock was named to her current position in May 2016. She previously served the Company as Sr. Director Finance for the Canadian business from 2013 to 2016, as Director of Spicetec Flavors and Seasonings from 2010 to 2013, and various roles of increased responsibility in Internal Audit from 2006 to 2010. Prior to joining ConAgra Foods, she worked in public accounting for 11 years primarily at Deloitte LLP (an accounting firm) in the Auditing practice. Ms. Sealock is a CPA.

Foreign Operations
Foreign operations information is set forth in Note 21 “Business Segments and Related Information” to the consolidated financial statements.

Available Information
We make available, free of charge through the “Investors—Financial Reports & Filings” link on our Internet website at http://www.conagrafoods.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). We use our Internet website, through the “Investors” link, as a channel for routine distribution of important information, including news releases, analyst presentations, and financial information. The information on our website is not, and will not be deemed to be, a part of this annual report on Form 10-K or incorporated into any of our other filings with the SEC.
We have also posted on our website our (1) Corporate Governance Principles, (2) Code of Conduct, (3) Code of Ethics for Senior Corporate Officers, and (4) Charters for the Audit/Finance Committee, Nominating, Governance and Public Affairs Committee, and Human Resources Committee. Shareholders may also obtain copies of these items at no charge by writing to: Corporate Secretary, ConAgra Foods, Inc., 222 W. Merchandise Mart Plaza, Suite 1300, Chicago, IL, 60654.

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
Risks Relating to our Business
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
Volatility in financial markets and deterioration of national and global economic conditions could impact our business and operations in a variety of ways, including as follows:

•
consumers may shift purchases to more generic, lower-priced, or other value offerings, or may forego certain purchases altogether during economic downturns, which could result in a reduction in sales of higher margin products or a shift in our product mix to lower margin offerings adversely affecting the results of our Consumer Foods operations;

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
As of May 29, 2016, we had a substantial amount of debt. We have the ability under our existing revolving credit facility to incur substantial additional debt. Our level of debt could have important consequences. For example, it could:

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
During fiscal 2014, we announced our Supply Chain and Administrative Efficiency Plan, or SCAE Plan, which was an expansion of the scope of the plan to integrate Ralcorp. The SCAE Plan includes steps to optimize the entire organization’s supply chain network and to improve selling, general and administrative effectiveness and efficiencies. Although the divestiture of the Private Brands business was completed in the third quarter of fiscal 2016, we will continue to implement portions of the SCAE Plan, including work related to optimizing our supply chain network and pursue cost reductions through our selling, general and administrative functions and productivity improvements. The successful design and implementation of the SCAE Plan presents significant organizational design and infrastructure challenges and in many cases will require successful negotiations with third parties, including labor organizations, suppliers, business partners, and other stakeholders. In addition, the SCAE Plan may not advance our business strategy as expected. Events and circumstances, such as financial or strategic difficulties, delays and unexpected costs may occur that could result in our not realizing all or any of the anticipated benefits or our not realizing the anticipated benefits on our expected timetable. If we are unable to realize the anticipated savings of the SCAE Plan, our ability to fund other initiatives may be adversely affected. Any failure to implement the SCAE Plan in accordance with our expectations could adversely affect our financial condition, results of operations and cash flows.
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
During fiscal 2016, our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 16% of our net revenues. There can be no assurance that Wal-Mart Stores, Inc. and other significant customers will continue to purchase our products in the same quantities or on the same terms as in the past, particularly as increasingly powerful retailers continue to demand lower pricing. The loss of a significant customer or a material reduction in sales to a significant customer could materially and adversely affect our product sales, financial condition, and results of operations.
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
Additionally, as a manufacturer and marketer of food products, we are subject to extensive regulation by the U.S. Food and Drug Administration and other national, state, and local government agencies. The Food, Drug & Cosmetic Act, or the FDCA, and the Food Safety Modernization Act and their respective regulations govern, among other things, the manufacturing, composition and ingredients, packaging, and safety of food products. Some aspects of these laws use a strict liability standard for imposing sanctions on corporate behavior; meaning that no intent is required to be established. If we fail to comply with applicable laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls, or seizures, as well as criminal sanctions, any of which could have a material adverse effect on our business, financial condition, or results of operations. As previously disclosed, among the matters outstanding during fiscal 2016 related to the Company's 2007 peanut butter recall, was an investigation by the U.S. Attorney's office in Georgia and the Consumer Protection Branch of the Department of Justice. We cooperated with the U.S. Attorney’s office and the Department of Justice in regard to the investigation, and in May 2015, our subsidiary, ConAgra Grocery Products, entered into a plea agreement with the government, pursuant to which it agreed to plead guilty to a single misdemeanor under the Food, Drug & Cosmetics Act. The plea agreement is subject to the approval of the U.S. District Court for the Middle District of Georgia.
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
As of May 29, 2016, we had goodwill of $4.53 billion and other intangibles of $1.28 billion. The net carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date (or subsequent impairment date, if applicable). The net carrying value of other intangibles represents the fair value of trademarks, customer relationships, and other acquired intangibles as of the acquisition date (or subsequent impairment date, if applicable), net of accumulated amortization. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated by management at least annually for impairment. Amortized intangible assets are evaluated for impairment whenever events or changes in circumstance indicate that the carrying amounts of these assets may not be recoverable. Impairments to goodwill and other intangible assets may be caused by factors outside our control, such as the inability to quickly replace lost co-manufacturing business, increasing competitive pricing pressures, lower than expected revenue and profit growth rates, changes in industry EBITDA multiples, changes in discount rates based on changes in cost of capital (interest rates, etc.), or the bankruptcy of a significant customer and could result in the incurrence of impairment charges and negatively impact our net worth.
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
The benefits that are expected to result from our Ardent Mills joint venture will depend, in part, on our ability to realize the anticipated cost synergies in the transaction, Ardent Mills' ability to successfully integrate the ConAgra Mills and Horizon Milling businesses and its ability to successfully manage the joint venture on a going-forward basis. It is not certain that we will realize these benefits at all, and if we do, it is not certain how long it will take to achieve these benefits. If, for example, we are unable to achieve the anticipated cost savings, or if there are unforeseen integration costs, or if Ardent Mills is unable to operate the joint venture smoothly in the future, the financial performance of the joint venture may be negatively affected.
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
If we are unable to complete our proposed divestitures, our financial results could be materially and adversely affected.
From time to time, we may divest businesses that do not meet our strategic objectives or do not meet our growth or profitability targets. We may not be able to complete desired or proposed divestitures on terms favorable to us. Gains or losses on the sales of, or lost operating income from, those businesses may affect our profitability. Moreover, we may incur asset impairment charges related to divestitures that reduce our profitability.
Our divestiture activities may present financial, managerial, and operational risks. Those risks include diversion of management attention from existing businesses, difficulties separating personnel and financial and other systems, adverse effects on existing business relationships with suppliers and customers and indemnities and potential disputes with the buyers. Any of these factors could adversely affect our product sales, financial condition, and results of operations.
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
The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.

In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiates a withdrawal process.  Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal.  The referendum has also given rise to calls for the governments of other European Union member states to consider withdrawal.  These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets.  Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations.
Risks Relating to our Proposed Spinoff of our Lamb Weston Business
The proposed spinoff of our Lamb Weston business is contingent upon the satisfaction of a number of conditions, may require significant time and attention of our management and may have an adverse effect on us if not completed.
On November 18, 2015, we announced plans to pursue the separation of ConAgra Foods, Inc. into two public companies: Conagra Brands and Lamb Weston.  The transaction, expected to be structured as a spinoff of the Lamb Weston business to the shareholders of ConAgra Foods, Inc. in the fall of calendar 2016, is expected to be tax free to the Company and its shareholders. The proposed spinoff is subject to various conditions and may be affected by unanticipated developments or changes in market conditions that could delay, prevent, or otherwise adversely affect the spinoff. Completion of the spinoff will be contingent upon several factors, including, but not limited to, authorization and approval of our board of directors, receipt of governmental and regulatory approvals of the transactions contemplated by the spinoff, receipt of a tax opinion regarding the tax-free status of the spinoff, execution of intercompany agreements, and the effectiveness of a registration statement with the SEC. For these and other reasons, the spinoff may not be completed as expected during 2016, if at all.
In pursuing the proposed spinoff, our ongoing businesses may be adversely affected, and we may be subject to certain risks and consequences, including, but not limited to, the following:

•	execution of the proposed spinoff will require significant time and attention from management, which may postpone the execution of other initiatives that may have been beneficial to us;

•
completion of the spinoff will require strategic, structural and process realignment and restructuring actions within our operations, which could lead to a disruption of our operations, loss of, or inability to recruit key personnel needed to operate and grow our businesses and to complete the proposed spinoff;

•
completion of the spinoff may require certain management and procedural redundancies as we prepare for the separation of the Lamb Weston business from Conagra Brands, which may result in operating inefficiencies; and

•	we will be required to pay certain costs and expenses relating to the spinoff, such as legal, accounting, and other professional fees, whether or not it is completed.
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
The spinoff is conditioned on our receipt of an opinion from our tax advisors, in form and substance satisfactory to us, that the distribution of shares of our Lamb Weston business in the spinoff will qualify as tax-free to the Lamb Weston business, the Company, and our stockholders for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) and related provisions of the U.S. Internal Revenue Code of 1986, as amended, which we refer to as the Code, and other members of our consolidated tax reporting group. The opinion will rely on, among other things, various assumptions and representations as to factual matters made by the Company and the Lamb Weston business which, if inaccurate or incomplete in any material respect, could jeopardize the conclusions reached by such advisor in its opinion. The opinion will not be binding on the Internal Revenue Service, or IRS, or the courts, and there can be no assurance that the IRS or the courts will not challenge the qualification of the spinoff as a transaction under Sections 355 and 368(a) of the Code or that any such challenge would not prevail.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our headquarters are located in Chicago, Illinois. Certain shared service centers are located in Omaha, Nebraska, including a product development facility, enterprise business services center, and an information technology center. The general offices and location of principal operations are set forth in the following summary of our properties. We also lease a number of sales offices mainly in the United States.
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
We own most of the manufacturing facilities. However, a limited number of plants and parcels of land with the related manufacturing equipment are leased. Substantially all of our transportation equipment and forward-positioned distribution centers containing finished goods are leased or operated by third parties. Information about the properties supporting our two reporting segments follows.
Consumer Foods Reporting Segment
Domestic general offices supporting the Consumer Foods segment are located in Chicago, Illinois and Omaha, Nebraska. We also have international general offices in Canada, China, Columbia, Mexico, and Panama.
As of July 15, 2016, we have twenty-seven domestic manufacturing facilities located in Arkansas, California, Georgia, Indiana, Illinois, Iowa, Michigan, Minnesota, Missouri, Nebraska, New Hampshire, Ohio, Pennsylvania, Tennessee, and Wisconsin. We also have international manufacturing facilities in Argentina, Canada, Italy, and Mexico and interests in ownership of international manufacturing facilities in India, Mexico, and the Philippines.
Commercial Foods Reporting Segment
Domestic general offices supporting the Commercial Foods segment are located in Omaha, Nebraska, Eagle, Idaho, North Liberty, Iowa, and Tri-Cities, Washington. We also have international general offices in China, Japan, the Netherlands, and Singapore.
As of July 15, 2016, we have nineteen domestic manufacturing facilities located in Idaho, Illinois, Kentucky, Louisiana, New Jersey, Oregon, Tennessee, and Washington. We also have international manufacturing facilities in Canada and China; interests in ownership of domestic manufacturing facilities located in Minnesota and Washington; and interests in ownership of international manufacturing facilities located in Austria, the Netherlands, and the United Kingdom.

ITEM 3. LEGAL PROCEEDINGS
We are a party to various environmental proceedings and litigation, primarily related to our acquisition of Beatrice Company (“Beatrice”) in fiscal 1991. As a result of the acquisition of Beatrice and the significant pre-acquisition contingencies of the Beatrice business and its former subsidiaries, our consolidated post-acquisition financial statements reflect liabilities associated with the estimated resolution of these contingencies. These include various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by us. The litigation includes suits against a number of lead paint and pigment manufacturers, including ConAgra Grocery Products Company, a wholly owned subsidiary of the Company (“ConAgra Grocery Products”), and the Company as alleged successors to W. P. Fuller Co., a lead paint and pigment manufacturer owned and operated by Beatrice until 1967. Although decisions favorable to us have been rendered in Rhode Island, New Jersey, Wisconsin, and Ohio, we remain a defendant in active suits in Illinois and California. The Illinois suit seeks class-wide relief in the form of medical monitoring for elevated levels of lead in blood. In California, a number of cities and counties have joined in a consolidated action seeking abatement of the alleged public nuisance. On September 23, 2013, a trial of the California case concluded in the Superior Court of California for the County of Santa Clara, and on January 27, 2014, the court entered a judgment (the "Judgment") against ConAgra Grocery Products and two other defendants, which orders the creation of a California abatement fund in the amount of $1.15 billion. Liability is joint and several. The Company believes ConAgra Grocery Products did not inherit any liabilities of W. P. Fuller Co. The Company will continue to vigorously defend itself in this case and has appealed the Judgment to the Court of Appeal of the State of California Sixth Appellate District. The Company expects the appeal process will last several years. The absence of any linkage between ConAgra Grocery Products and W. P. Fuller Co. is a critical issue that the Company will continue to advance throughout the appeals process. It is not possible to estimate exposure in this case or the remaining case in Illinois (which is based on different legal theories). If ultimately necessary, the Company will look to its insurance policies for coverage; its carriers are on notice. However, the extent of the insurance coverage is uncertain, and the Company cannot absolutely assure that the final resolution of these matters will not a have a material adverse effect on its financial condition, results of operations, or liquidity.
The environmental proceedings associated with Beatrice include litigation and administrative proceedings involving Beatrice's status as a potentially responsible party at 37 Superfund, proposed Superfund, or state-equivalent sites. These sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. Beatrice has paid or is in the process of paying its liability share at 33 of these sites. Reserves for these matters have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The reserves for Beatrice-related environmental matters totaled $54.0 million as of May 29, 2016, a majority of which relates to the Superfund and state-equivalent sites referenced above. We expect expenditures for Beatrice-related environmental matters to continue for up to 18 years.
We are also a party to a number of lawsuits and claims arising out of our ongoing business operations. Among these, there are lawsuits, claims, and matters related to the February 2007 recall of our peanut butter products. Among the matters outstanding during fiscal 2016 related to the peanut butter recall was an investigation by the U.S. Attorney's office in Georgia and the Consumer Protection Branch of the Department of Justice into the 2007 recall. Just prior to the end of fiscal 2015, we negotiated a resolution of this matter, which resulted in an executed plea agreement pursuant to which ConAgra Grocery Products will plead guilty to a single misdemeanor violation of the Food, Drug & Cosmetics Act. The plea agreement is subject to court approval. If the plea is accepted by the U.S. District Court for the Middle District of Georgia, the government’s investigation into the 2007 recall will conclude and ConAgra Grocery Products will make payments totaling $11.2 million to the federal government.
In June 2009, an accidental explosion occurred at our manufacturing facility in Garner, North Carolina. This facility was the primary production facility for our Slim Jim® branded meat snacks. In June 2009, the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives announced its determination that the explosion was the result of an accidental natural gas release, and not a deliberate act. During the fourth quarter of fiscal 2011, we settled our property and business interruption claims related to the Garner accident with our insurance providers. During the fourth quarter of fiscal 2011, Jacobs Engineering Group Inc., our engineer and project manager at the site, filed a declaratory judgment action against us seeking indemnity for personal injury claims brought against it as a result of the accident. In the first quarter of fiscal 2012, our motion for summary judgment was granted and the suit was dismissed without prejudice on the basis that the suit was filed prematurely. In the third quarter of fiscal 2014, Jacobs Engineering Group Inc. refiled its action for indemnity. On March 25, 2016, a Douglas County jury in Nebraska rendered a verdict in favor of Jacobs and against us in the amount of $108.9 million. The case will be appealed. We will continue to defend this action vigorously. Although our insurance carriers have provided customary notices of reservation of their rights under the policies of insurance, we expect any ultimate exposure in this case to be limited to the applicable insurance deductible.
On October 21, 2015, we received a notice of violation from the Louisville Metro Air Pollution Control District (the District) alleging certain deficiencies in the risk management plan (the RMP) of a manufacturing facility in Louisville, Kentucky, which we acquired in connection with our fiscal 2013 purchase of Ralcorp Holdings, Inc. The notice alleged that the facility failed to implement and maintain an RMP sufficient to comply with environmental regulations governing facilities that manufacture, use or otherwise handle certain quantities of specified regulated substances. We are in active discussions with the District regarding the allegations. The District is seeking a monetary penalty to resolve the allegations, which monetary penalty could be in excess of $100,000.
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
PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange where it trades under the ticker symbol: CAG. At June 26, 2016, there were approximately 18,743 shareholders of record.
Quarterly sales price and dividend information is set forth in Note 22 “Quarterly Financial Data (Unaudited)” to the consolidated financial statements and incorporated herein by reference.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
No shares of common stock were purchased during the fourth quarter of fiscal 2016.

ITEM 6. SELECTED FINANCIAL DATA

For the Fiscal Years Ended May	2016	2015	2014	2013	2012
Dollars in millions, except per share amounts
Net sales (1)	$11,642.9	$11,937.0	$11,838.2	$11,843.7	$11,420.9
Income from continuing operations (1)	$496.0	$760.3	$625.2	$674.3	$396.8
Net income (loss) attributable to ConAgra Foods, Inc. (2)	$(677.0)	$(252.6)	$303.1	$773.9	$467.9
Basic earnings per share:
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders (1)	$1.11	$1.75	$1.45	$1.61	$0.94
Net income (loss) attributable to ConAgra Foods, Inc. common stockholders (2)	$(1.57)	$(0.60)	$0.72	$1.88	$1.13
Diluted earnings per share:
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders (1)	$1.09	$1.73	$1.43	$1.58	$0.93
Net income (loss) attributable to ConAgra Foods, Inc. common stockholders (2)	$(1.56)	$(0.59)	$0.70	$1.85	$1.12
Cash dividends declared per share of common stock	$1.00	$1.00	$1.00	$0.99	$0.95
At Year-End
Total assets	$13,390.6	$17,437.8	$19,241.5	$20,171.9	$11,325.4
Senior long-term debt (noncurrent)	$4,721.9	$6,692.9	$8,524.5	$8,635.2	$2,652.2
Subordinated long-term debt (noncurrent)	$195.9	$195.9	$195.9	$195.9	$195.9

(1)	Amounts exclude the impact of discontinued operations of the Lightlife® operations, the Medallion Foods operations, the ConAgra Mills operations, and the Private Brands operations.

(2)
Amounts include aggregate pre-tax goodwill and certain long-lived asset impairment charges in discontinued operations of $1.92 billion, $1.56 billion, and $596.2 million for fiscal 2016, 2015, and 2014, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to provide a summary of significant factors relevant to our financial performance and condition. The discussion and analysis should be read together with our consolidated financial statements and related notes in Item 8, Financial Statements and Supplementary Data. Results for the fiscal year ended May 29, 2016 are not necessarily indicative of results that may be attained in the future.
EXECUTIVE OVERVIEW
ConAgra Foods, Inc., together with its consolidated subsidiaries (collectively, the "Company," "we," "our" or us"), is one of North America's leading packaged food companies with recognized brands such as Marie Callender's®, Healthy Choice®, Slim Jim®, Hebrew National®, Orville Redenbacher's®, Peter Pan®, Reddi-wip®, PAM®, Snack Pack®, Banquet®, Chef Boyardee®, Egg Beaters®, Hunt's®, and many other ConAgra Foods brands found in grocery, convenience, mass merchandise, and club stores. ConAgra Foods also has a strong business-to-business presence, supplying frozen potato and sweet potato products as well as other vegetable, spice, and grain products to a variety of well-known restaurants, foodservice operators, and commercial customers.
Fiscal 2016 performance reflected increased margins in the Consumer Foods and Commercial Foods segments. We divested the Private Brands operations and repaid $2.53 billion of debt during fiscal 2016.
In fiscal 2016, we announced our plans to separate ConAgra Foods, Inc. into two public companies, Conagra Brands and Lamb Weston. The transaction, expected to be structured as a spinoff of the Lamb Weston business to the shareholders of ConAgra Foods in the fall of calendar 2016, is expected to be tax free to the Company and its shareholders. We also recently announced our plans to sell our Spicetec and JM Swank businesses and entered into separate agreements for their sale. Both transactions are expected to be complete in early fiscal 2017, subject to the satisfaction of customary closing conditions. All of these businesses are part of the Commercial Foods segment.
Prior to the end of fiscal 2016, John Gehring, Chief Financial Officer of ConAgra Foods, Inc., announced his retirement. Mr. Gehring will remain in his current role until a successor is in place and will assist with an orderly transition.
In fiscal 2016, we also announced the relocation of our corporate headquarters to Chicago, Illinois beginning in the summer of calendar year 2016. We completed the relocation in the first quarter of fiscal 2017.
Diluted loss per share in fiscal 2016 was $1.56, including earnings of $1.09 per diluted share from continuing operations and a loss of $2.65 per diluted share from discontinued operations. Diluted loss per share in fiscal 2015 was $0.59, including earnings of $1.73 per diluted share from continuing operations and a loss of $2.32 per diluted share from discontinued operations. Several significant items affect the comparability of year-over-year results of continuing operations (see “Items Impacting Comparability” below).
Items Impacting Comparability
Segment presentation of gains and losses from derivatives used for economic hedging of anticipated commodity input costs and economic hedging of foreign currency exchange rate risks of anticipated transactions is discussed in the segment review below.
Items of note impacting comparability of results from continuing operations for fiscal 2016 included the following:

•	a charge of $348.5 million ($215.1 million after-tax) reflecting the year-end write-off of actuarial losses in excess of 10% of our pension liability,

•	charges totaling $281.8 million ($178.4 million after-tax) in connection with our Supply Chain and Administrative Efficiency Plan (the "SCAE Plan"),

•	a charge of $50.1 million ($31.6 million after-tax) related to the impairment of the Chef Boyardee brand,

•	charges of $23.9 million ($15.4 million after-tax) related to the repurchase of certain senior notes,

•	a gain of $17.7 million ($13.3 million after-tax) related to the settlement of a pension plan of an international potato venture, classified within equity method investment earnings,

•	expenses of $5.3 million ($3.4 million after-tax) in connection with the Lamb Weston spinoff transaction,

•	a charge of $5.0 million ($3.1 million after-tax) in connection with a legacy legal matter,

•	a benefit of $4.9 million ($3.1 million after-tax) related to the sale of a facility in our Commercial segment, and

•
income tax expense of $8.3 million related to legal entity changes for a business retained from Private Brands and a $2.7 million charge for the prior year implementation of a new tax position offset by the benefit of normal, recurring, income tax credits and deductions combined with a lower pre-tax level of earnings (due in large part to the impact of the write-off of $348.5 million of actuarial losses under our method of accounting for pension benefits).

Items of note impacting comparability of results from continuing operations for fiscal 2015 included the following:

•	charges of $25.7 million ($23.1 million after-tax) related to the impairment of goodwill and other intangibles impacting reporting units within our Consumer Foods segment,

•	charges of $47.9 million ($30.2 million after-tax) in connection with our SCAE Plan,

•	charges of $24.6 million ($15.1 million after-tax) related to early extinguishment of debt as a result of the payoff of our term loan facility and the repurchase of certain senior notes,

•	charges of $5.0 million ($3.1 million after-tax) in support of our integration of the former Ralcorp Holdings, Inc. ("Ralcorp") business,

•	a benefit of $7.0 million ($7.0 million after-tax) related to the reduction of the legal accrual for matters associated with the 2007 peanut butter recall,

•	a charge of $6.9 million ($4.2 million after-tax) reflecting the write-off of actuarial losses in excess of 10% of our pension liability, and

•	income tax benefits of $5.2 million from the implementation of a new tax position for federal tax credits and generation of state tax credits, relating to prior tax years.
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
Discontinued Operations
On February 1, 2016, pursuant to a Stock Purchase Agreement, dated as of November 1, 2015, we completed the disposition of our Private Brands operations to TreeHouse Foods, Inc. ("Treehouse") for $2.6 billion in cash on a debt-free basis, subject to working capital and other adjustments. The Private Brands assets and liabilities have been reclassified as held for sale for all periods presented prior to the divestiture and the results of operations have been classified as discontinued operations for all periods presented.

Formation of Ardent Mills
On May 29, 2014, the Company, Cargill, Incorporated, and CHS, Inc. completed the formation of the Ardent Mills joint venture ("Ardent Mills"). In connection with the formation, we contributed all of the assets of ConAgra Mills, including $49.0 million of cash, to Ardent Mills, we received a 44% ownership interest in Ardent Mills, and Ardent Mills distributed $391.4 million in cash to us as a return of capital. The contribution of the assets of ConAgra Mills in exchange for a non-controlling interest in the joint venture was required to be accounted for at fair value, and accordingly, we recognized a gain of $625.6 million ($379.6 million after-tax) in income from discontinued operations, to reflect the excess of the fair value of our interest over its carrying value at the time of the transfer. As part of the formation of Ardent Mills, in the fourth quarter of fiscal 2014, pursuant to an agreement with the U.S. Department of Justice, we sold three flour milling facilities to Miller Milling Company LLC for $163.0 million. We received the cash proceeds from the sale of these flour milling facilities in the first quarter of fiscal 2015. In the first quarter of fiscal 2015, we used the net cash proceeds from the Ardent Mills transaction to repay debt. The operating results of our legacy milling business, including the disposition of three mills aforementioned, are included as discontinued operations.
Restructuring Plans
In May 2013, we announced a plan for the integration and restructuring of the operations of the former Ralcorp business, optimization of the entire Company's supply chain network, manufacturing assets, and dry distribution and mixing centers, and improvement of selling, general and administrative effectiveness and efficiencies, which we refer to as the SCAE Plan. Although the divestiture of the Private Brands business was completed in the third quarter of fiscal 2016, we will plan to continue to implement portions of the SCAE Plan, including work related to optimizing our supply chain network, and pursue cost reductions through our selling, general and administrative functions and productivity improvements. The SCAE Plan also includes plans announced in the second quarter of fiscal 2016 to realize efficiency benefits through a combination of reductions in selling, general and administrative expenses and enhancements to trade spend processes and tools.
Although we remain unable to make good faith estimates relating to the entire SCAE Plan, we are reporting on actions initiated through the end of fiscal 2016, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have resulted or will result in cash outflows. As of May 29, 2016, our Board of Directors has approved the incurrence of up to $739.0 million of expenses in connection with the SCAE Plan. We have incurred or expect to incur approximately $443.9 million of charges ($315.5 million of cash charges and $128.4 million of non-cash charges) for actions identified to date under the SCAE plan. In fiscal 2016 and fiscal 2015, we recognized charges in continuing operations of $281.8 million and $47.7 million, respectively, in relation to the SCAE Plan. We expect to incur costs related to the SCAE Plan over a multi-year period.

SEGMENT REVIEW
We report our operations in two reporting segments: Consumer Foods and Commercial Foods. In the third quarter of fiscal 2016, we completed the divestiture of substantially all of the operations that were previously reported within the Private Brands segment. The Private Brands assets and liabilities have been reclassified as held for sale for all periods presented prior to the divestiture and the results of operations have been classified as discontinued operations for all periods presented. Minor portions of the former Private Brands segment were retained and have been included in the Consumer Foods and Commercial Foods segments for all periods presented. Minor portions of the Consumer Foods and Commercial Foods segments have been classified as discontinued operations as these were included with the sale of the Private Brands operations.
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
The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions associated with continuing operations, under this methodology:

	Fiscal Years Ended
($ in millions)	May 29, 2016	May 31, 2015
Net derivative losses incurred	$(12.1)	$(79.3)
Less: Net derivative losses allocated to reporting segments	(30.2)	(46.6)
Net derivative gains (losses) recognized in general corporate expenses	$18.1	$(32.7)
Net derivative losses allocated to Consumer Foods	$(21.1)	$(41.9)
Net derivative losses allocated to Commercial Foods	(9.1)	(4.7)
Net derivative losses included in segment operating profit	$(30.2)	$(46.6)
As of May 29, 2016, the cumulative amount of net derivative gains from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $3.2 million. This amount reflected net gains of $3.6 million incurred during the fiscal year ended May 29, 2016, as well as net losses of $0.4 million incurred prior to fiscal 2016. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results gains of $2.4 million in fiscal 2017 and gains of $0.8 million in fiscal 2018 and thereafter.
In the second quarter of fiscal 2015, management determined that certain derivatives that had been previously entered into as an economic hedge of forecasted commodity purchases had ceased to function as economic hedges. We recognized $18.9 million and $1.4 million of net derivative losses during fiscal 2015 within the operating results of the Consumer Foods and Commercial Foods segments, respectively, in connection with these derivatives. Management effectively exited these derivative positions in the third quarter of fiscal 2015.
Fiscal 2016 compared to Fiscal 2015
Net Sales

($ in millions) Reporting Segment	Fiscal 2016 Net Sales	Fiscal 2015 Net Sales	% Inc (Dec)
Consumer Foods	$7,225.1	$7,565.3	(5)%
Commercial Foods	4,417.8	4,371.7	1%
Total	$11,642.9	$11,937.0	(2)%
Overall, our net sales were $11.64 billion in fiscal 2016, a decrease of 2% compared to fiscal 2015.

Consumer Foods net sales for fiscal 2016 were $7.23 billion, a decrease of $340.2 million, or 5%, compared to fiscal 2015. Results reflected a decrease in volumes of approximately 5% in fiscal 2016, primarily due to the exclusion of an additional week of results that occurred in 2015, as well as the negative impact on volume from pricing actions. In addition, there was a 1% improvement in price/mix that was offset by a decrease of 1% due to the impact of foreign exchange rates. We implemented changes to improve the efficiency of trade spending, increased prices on Banquet® and other brands in connection with product improvements, and have focused on improving mix.
Sales of products associated with some of our most significant brands, including Blue Bonnet®, Egg Beaters®, Marie Callender's®, Peter Pan®, Reddi-wip®, and Slim Jim®, grew in fiscal 2016 as compared to fiscal 2015. Significant brands whose products experienced sales declines in fiscal 2016 include Banquet®, Chef Boyardee®, Healthy Choice®, Hebrew National®, Hunt's®, Orville Redenbacher's®, Rosarita®, Snack Pack®, and Wesson®.
Commercial Foods net sales were $4.42 billion in fiscal 2016, an increase of $46.1 million, or 1%, compared to fiscal 2015. Increased net sales for fiscal 2016 in the Lamb Weston specialty potato products business reflected a 4% increase in volumes, despite the additional week in fiscal 2015, due to strong international sales, partly due to the lapping of the West Coast port labor dispute in the prior year, as well as strong volume performance in North America, offset by a 1% decrease in price/mix. Net sales in our Foodservice business decreased, primarily driven by the impact of the exclusion of the additional week in fiscal 2015 and volume softness in select customers.
Selling, General and Administrative ("SG&A") Expenses (Includes general corporate expenses)
SG&A expenses totaled $2.21 billion for fiscal 2016, an increase of $664.1 million compared to fiscal 2015. We estimate that the inclusion of an extra week in the fiscal 2015 resulted in additional SG&A expenses in fiscal 2015 of approximately $30 million.
SG&A expenses for fiscal 2016 reflected the following:

•	a charge of $348.5 million reflecting the year-end write-off of actuarial losses in excess of 10% of our pension liability,

•	charges totaling $232.8 million in connection with our SCAE Plan,

•	a charge of $50.1 million related to the impairment of the Chef Boyardee® brand intangible,

•	an increase in advertising and promotion spending of $41.4 million,

•	a decrease in salaries and wages of $29.2 million, in connection with our cost savings initiatives,

•	an increase in incentive compensation expense of $90.5 million,

•	charges of $23.9 million related to the repurchase of certain senior notes,

•	expenses of $5.3 million in connection with the Lamb Weston spin-off transaction,

•	a charge of $5.0 million in connection with a legal matter, and

•	a benefit of $4.9 million related to the sale of a facility in our Commercial Foods segment.
SG&A expenses for fiscal 2015 included:

•	charges of $25.7 million related to goodwill and intangible asset impairments in our Consumer Foods segment,

•	charges totaling $25.3 million in connection with our SCAE Plan,

•	charges of $24.6 million related to early extinguishment of debt as a result of the payoff of our term loan facility and the repurchase of certain senior notes,

•	a benefit of $7.0 million related to the reduction of the legal accrual for pending matters associated with the 2007 peanut butter recall,

•	a charge of $6.9 million reflecting the year-end write-off of actuarial losses in excess of 10% of our pension liability, and

•	charges of $5.0 million in support of our integration of the former Ralcorp business.
Operating Profit (Earnings before general corporate expenses, interest expense, net, income taxes, and equity method investment earnings)

($ in millions) Reporting Segment	Fiscal 2016 Operating Profit	Fiscal 2015 Operating Profit	% Inc (Dec)
Consumer Foods	$1,087.6	$1,068.0	2%
Commercial Foods	633.2	566.2	12%
Consumer Foods operating profit for fiscal 2016 was $1.09 billion, an increase of $19.6 million, or 2%, compared to fiscal 2015. Gross profits in Consumer Foods were $83.7 million higher in fiscal 2016 compared to fiscal 2015. The higher gross profit was driven by improved plant productivity and lower commodity input costs, partially offset by lower sales volumes, due in part to pricing actions on certain products. Gross profits in fiscal 2015 included $18.9 million of net derivative losses in connection with derivatives that ceased to function as economic hedges. Operating profit was negatively impacted by the increase in advertising and promotion expenses of $35.8 million and higher incentive compensation. Consumer Foods operating profit in fiscal 2016 included a charge of $50.1 million related to impairment of the Chef Boyardee® brand intangible asset. Operating profit for the Consumer Foods segment for fiscal 2016 also includes $43.0 million of negative impact from changes in foreign exchange rates. Charges totaling $74.1 million related to our SCAE Plan also impacted Consumer Foods results in fiscal 2016, compared to $36.5 million in fiscal 2015. Consumer Foods operating profit in fiscal 2015 included a charge of $20.9 million related to the impairment of goodwill and $4.8 million related to impairment of the Poppycock® brand intangible asset.
Operating profit for the Commercial Foods segment was $633.2 million in fiscal 2016, an increase of $67.0 million, or 12%, compared to fiscal 2015. Gross profits in the Commercial Foods segment were $80.8 million higher in fiscal 2016 compared to fiscal 2015. Gross profits in fiscal 2015 included $1.4 million of net derivative losses in connection with derivatives that ceased to function as economic hedges. The increase in operating profit at Lamb Weston reflected North America and international sales growth combined with lower potato and commodity input costs, slightly offset by increases in labor expense in fiscal 2016. Strong international volume growth was partly due to lapping of the West Coast port labor dispute in the year ago period. Foodservice operating profit increased slightly due to favorability in cost of goods sold slightly offset by softness in volumes. Commercial Foods operating profit also included charges of $3.2 million in fiscal 2015 related to the execution of our SCAE Plan.
Interest Expense, Net
In fiscal 2016, net interest expense was $297.8 million, a decrease of $32.2 million, or 10%, from fiscal 2015. The decrease reflects the repayment of debt. Interest expense in fiscal 2016 and 2015 reflected a net benefit of $2.9 million and $8.1 million, respectively, primarily resulting from interest rate swaps used to effectively convert the interest rates of certain outstanding debt instruments from fixed rate to floating rate.
Income Taxes
Our income tax expense was $225.4 million and $362.1 million in fiscal 2016 and 2015, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately 31% and 32% for fiscal 2016 and 2015, respectively.
Income tax expense for fiscal 2016 included $8.3 million of expense related to legal entity changes for a business retained from Private Brands and a $2.7 million charge for the prior year implementation of a new tax position, offset by the benefit of normal, recurring, income tax credits and deductions combined with a lower pre-tax level of earnings (due in large part to the impact of the write-off of $348.5 million of actuarial losses under our method of accounting for pension benefits).
In fiscal 2015, we implemented a new position and took a tax credit that applied to prior year tax returns which resulted in an income tax benefit of $5.2 million.
We expect our effective tax rate in fiscal 2017, exclusive of any unusual transactions or tax events, to be approximately 33%-34%.

Equity Method Investment Earnings
We include our share of the earnings of certain affiliates based on our economic ownership interest in the affiliates. Significant affiliates include the Ardent Mills joint venture and affiliates that produce and market potato products for retail and foodservice customers. Our share of earnings from our equity method investments was $137.8 million ($134.6 million in the Commercial Foods segment and $3.2 million in the Consumer Foods segment) and $122.1 million ($119.1 million in the Commercial Foods segment and $3.0 million in the Consumer Foods segment) in fiscal 2016 and 2015, respectively. The increase in fiscal 2016 compared to fiscal 2015 reflects higher profits for our international potato joint ventures as well as a gain related to the settlement of a pension plan, partially offset by decreased profits for the Ardent Mills joint venture. Fiscal 2016 reflects a full year of earnings from the Ardent Mills joint venture, compared to the 11 months in fiscal 2015. We recognize earnings on a one-month lag for the Ardent Mills joint venture, due to differences in fiscal year periods.
Results of Discontinued Operations
Our discontinued operations generated after-tax losses of $1.16 billion and $1.0 billion in fiscal 2016 and 2015, respectively. As a result of the disposition of the Private Brands business, we recognized a pre-tax charge of $1.92 billion ($1.44 billion after-tax) in fiscal 2016 to write-down the goodwill and long-lived assets to the final sales price, less costs to sell, and to recognize the final loss. The results of discontinued operations for fiscal 2015 include a $1.51 billion impairment of goodwill and $57.6 million of impairment charges to write-down various brands and fixed assets recognized on the Private Brands business divestiture.
The results of discontinued operations for fiscal 2015 also include a pre-tax gain of $625.6 million ($379.6 million after-tax) recognized on the transactions related to the formation of Ardent Mills (see Note 6 "Discontinued Operations" in the consolidated financial statements).
Earnings (Loss) Per Share
Diluted loss per share in fiscal 2016 was $1.56, including earnings of $1.09 per diluted share from continuing operations and a loss of $2.65 per diluted share from discontinued operations. Diluted loss per share in fiscal 2015 was $0.59, including earnings of $1.73 per diluted share from continuing operations and a loss of $2.32 per diluted share from discontinued operations. See “Items Impacting Comparability” above as several significant items affected the comparability of year-over-year results of operations.
Fiscal 2015 compared to Fiscal 2014
Net Sales

($ in millions) Reporting Segment	Fiscal 2015 Net Sales	Fiscal 2014 Net Sales	% Inc (Dec)
Consumer Foods	$7,565.3	$7,596.3	—%
Commercial Foods	4,371.7	4,241.9	3%
Total	$11,937.0	$11,838.2	1%
Overall, our net sales were $11.94 billion in fiscal 2015, an increase of 1% compared to fiscal 2014.
Consumer Foods net sales for fiscal 2015 were $7.57 billion, a decrease of $31.0 million, compared to fiscal 2014. Results reflected a volume benefit of approximately 1% in fiscal 2015 due to the inclusion of an additional week of results, offset by 1% decrease due to the impact of foreign exchange rates. In addition, we increased prices in fiscal 2015 for some categories to cover commodity costs.
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
Commercial Foods net sales were $4.37 billion in fiscal 2015, an increase of $129.8 million, or 3%, compared to fiscal 2014. Results for fiscal 2015 reflected increased volumes in the Lamb Weston specialty potato products business and

Foodservice businesses due to the inclusion of an additional week of results. Lamb Weston results also reflected good domestic performance, more than offsetting the negative impact of the West Coast labor dispute on international sales and challenges facing quick service restaurant customers.
Selling, General and Administrative ("SG&A") Expenses (Includes general corporate expenses)
SG&A expenses totaled $1.55 billion for fiscal 2015, a decrease of $233.6 million compared to fiscal 2014. We estimate that the inclusion of an extra week in the fiscal 2015 results increased SG&A expenses in fiscal 2015 by approximately $30 million.
SG&A expenses for fiscal 2015 reflected:

•	a decrease in advertising and promotion spending of $65.7 million,

•	charges of $25.7 million related to goodwill and intangible asset impairments in our Consumer Foods segment,

•	charges totaling $25.3 million in connection with our SCAE Plan,

•	charges of $24.6 million related to early extinguishment of debt as a result of the payoff of our term loan facility and the repurchase of certain senior notes,

•	a benefit of $7.0 million related to the reduction of the legal accrual for pending matters associated with the 2007 peanut butter recall,

•	a charge of $6.9 million reflecting the year-end write-off of actuarial losses in excess of 10% of our pension liability, and

•	charges of $5.0 million in support of our integration of the former Ralcorp business.
SG&A expenses for fiscal 2014 included:

•	expenses of $40.7 million in connection with our restructuring plans,

•	charges of $84.9 million related to goodwill and intangible asset impairments, primarily the Chef Boyardee® brand in our Consumer Foods segment,

•	expenses of $34.7 million in support of our integration of the former Ralcorp business,

•	a charge of $16.5 million in connection with the impairment of a small production facility,

•
a benefit of $10.2 million related legal matters associated with the 2007 peanut butter recall, including a reduction of the legal accrual for matters associated with the recall and the reimbursement of settlement and defense costs from an insurer,

•	a charge of $8.9 million in connection with the impairment of certain assets received in connection with the bankruptcy of an onion products supplier,

•	transaction-related costs of $2.2 million, and

•	a benefit of $5.1 million in connection with the sale of land received in connection with the bankruptcy of an onion products supplier.

Operating Profit (Earnings before general corporate expenses, interest expense, net, income taxes, and equity method investment earnings)

($ in millions) Reporting Segment	Fiscal 2015 Operating Profit	Fiscal 2014 Operating Profit	% Inc (Dec)
Consumer Foods	$1,068.0	$900.5	19%
Commercial Foods	566.2	533.5	6%
Consumer Foods operating profit for fiscal 2015 was $1.07 billion, an increase of $167.5 million, or 19%, compared to fiscal 2014. Gross profits in Consumer Foods were flat compared to fiscal 2014, driven by the impact of comparable net sales, discussed above, favorable product mix and improved plant productivity, offset by $18.9 million of net derivative losses in connection with certain derivatives that ceased to function as economic hedges and higher commodity costs. Operating profit was favorably impacted by the decrease in advertising and promotion expenses of $63.0 million and lower salaries expense. The decrease in advertising expense reflected a continually increasing focus on prioritization, efficiency, and return on investment. Consumer Foods operating profit in fiscal 2015 included a charge of $20.9 million related to the impairment of goodwill and a charge of $4.8 million related to impairment of the Poppycock® brand intangible asset. Operating profit for the Consumer Foods segment for fiscal 2015 also includes $31.7 million of estimated negative impact from changes in foreign exchange rates. Charges totaling $36.5 million related to our restructuring plans also impacted Consumer Foods results in fiscal 2015, compared to $21.0 million in fiscal 2014. In fiscal 2014, Consumer Foods operating profit included a charge of $9.0 million related to the impairment of goodwill and charges of $72.7 million related to impairment of intangible assets, principally the Chef Boyardee® brand. Charges of $1.8 million for transaction-related expenses also impacted fiscal 2014 Consumer Foods operating profit.
Operating profit for the Commercial Foods segment was $566.2 million in fiscal 2014, an increase of $32.7 million, or 6%, compared to fiscal 2014. Gross profits in the Commercial Foods segment were flat compared to fiscal 2014. Commercial Foods recognized $1.4 million of net derivative losses in connection with certain derivatives that ceased to function as economic hedges. The increases in operating profits reflected good domestic performance (discussed above), a better quality raw potato crop, and good operating efficiencies; collectively, these more than offset lower profits from international sales. International sales and profits were weak, resulting from challenges facing quick-serve restaurant customers in key Asian markets and the impact of the slowdown from the West Coast port labor dispute. The West Coast port labor dispute was resolved toward the end of the third quarter of fiscal 2015. Commercial Foods operating profit also included charges of $3.2 million and $4.8 million in fiscal 2015 and 2014, respectively, related to the execution of our restructuring plans. Commercial Foods operating profit for fiscal 2014 also included a charge of $16.5 million in connection with the impairment of a small production facility, as well as a charge of $8.9 million for the impairment of certain non-operating assets and a $5.1 million gain from the sale of land, both related to assets received in connection with the bankruptcy of an onion products supplier.
Interest Expense, Net
In fiscal 2015, net interest expense was $330.0 million, a decrease of $47.5 million, or 13%, from fiscal 2014. The decrease reflects the repayment of debt and other debt financing actions. Interest expense in fiscal 2015 and 2014 reflected a net benefit of $8.1 million and $12.1 million, respectively, primarily resulting from interest rate swaps used to effectively convert the interest rates of certain outstanding debt instruments from fixed rate to floating rate.
Income Taxes
Our income tax expense was $362.1 million and $178.3 million in fiscal 2015 and 2014, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was 32% for fiscal 2015 and 22% for fiscal 2014.
In fiscal 2015, we implemented a new position and took a tax credit that applied to prior year tax returns and resulted in an income tax benefit of $5.2 million. The fiscal 2014 effective tax rate included a change in estimate related to tax methods used for certain international sales, favorable tax adjustments resulting from changes in legal structure and state tax filing positions, resolution of foreign tax matters that were previously reserved, the effect of a law change in Mexico requiring deconsolidation for tax reporting purposes, and the resolution of certain income tax matters related to dispositions of foreign operations in prior years.

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
Results of Discontinued Operations
Our discontinued operations generated an after-tax loss of $1.0 billion and $310.1 million in fiscal 2015 and 2014, respectively.
The results of discontinued operations for fiscal 2015 include a $1.51 billion impairment of goodwill and $57.6 million of impairment charges to write-down various brands and fixed assets recognized on the Private Brands business divestiture. In fiscal 2014, we recorded a $593.2 million impairment of goodwill and $3.0 million of impairment charges to write-down a small brand in Private Brands that are included in discontinued operations.
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
Earnings (Loss) Per Share
Diluted loss per share in fiscal 2015 was $0.59, including earnings of $1.73 per diluted share from continuing operations and a loss of $2.32 per diluted share from discontinued operations. Diluted earnings per share in fiscal 2014 were $0.70, including earnings of $1.43 per diluted share from continuing operations and a loss of $0.73 per diluted share from discontinued operations.

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
At May 29, 2016, we had a $1.5 billion revolving credit facility. The facility is scheduled to mature in September 2018. The facility has historically been used principally as a back-up facility for our commercial paper program. As of May 29, 2016, there were no outstanding borrowings under the facility. The facility requires that our consolidated funded debt not exceed 65% of our consolidated capital base and that our fixed charges coverage ratio be greater than 1.75 to 1.0. On September 21, 2015, the Company entered into an amendment to the facility to exclude certain non-cash impairments from the calculation of the fixed charge coverage ratio. As of May 29, 2016, we were in compliance with these financial covenants.
As of May 29, 2016 and May 31, 2015, we had no amounts outstanding under our commercial paper program. The highest level of borrowings during fiscal 2016 was $401.3 million, in part attributable to the use of commercial paper borrowings to fund the payment of the $250.0 million of 1.35% senior debt, which became due in September 2015.

As of the end of fiscal 2016, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the revolving credit facility, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult.
We repurchase our shares of common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board of Directors. In December 2011, the Company's Board of Directors approved a $750.0 million increase to our share repurchase authorization. Under the share repurchase authorization, we may repurchase our shares periodically over several years, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions. The authorization has no time limit and may be suspended or discontinued at any time. We repurchased 1.4 million shares of our common stock for an aggregate of $50.0 million under this program in fiscal 2015. The Company's total remaining share repurchase authorization as of May 29, 2016 was $131.9 million.
We have access to the $1.5 billion revolving credit facility, our commercial paper program, and the capital markets in addition to cash and cash equivalents totaling $834.5 million as of May 29, 2016. We believe we also have access to additional bank loan facilities, if needed.
We have recently signed separate agreements to sell the Spicetec Flavors & Seasonings and JM Swank businesses and expect to complete these sales in early fiscal 2017, subject to customary closing conditions. We expect to realize net proceeds from the sales in early fiscal 2017 of $316.5 million and $162.4 million, respectively.
In fiscal 2016, we announced our plans to separate ConAgra Foods, Inc. into two public companies, Conagra Brands and Lamb Weston. Although we have not finalized plans for our future capital structure, management believes the aforementioned sources of liquidity will be adequate to meet required debt repayments, planned capital expenditures, working capital needs, and payment of anticipated quarterly dividends for the foreseeable future.
Although a significant amount of our senior debt will mature over the next several years, including $550.0 million aggregate principal amount of our floating rate senior notes due in July 2016, we expect to maintain or have access to sufficient liquidity to either retire or refinance such debt, as market conditions warrant, from operating cash flows, our commercial paper program, proceeds from any divestitures and other disposition transactions, access to capital markets, and our revolving credit facility.
Cash Flows
In fiscal 2016, we generated $651.4 million of cash, which was the net result of $1.21 billion generated from operating activities, $2.13 billion provided by investing activities, $2.68 billion used in financing activities, and a decrease of $2.0 million in cash due to the effect of changes in foreign currency exchange rates.
Cash generated from operating activities of continuing operations totaled $1.05 billion in fiscal 2016, as compared to $1.22 billion generated in fiscal 2015. The decrease was mainly driven by a $158.6 million increase in income tax payments for fiscal 2016 compared to those made in fiscal 2015 from continuing operations. Cash flows from changes in working capital for continuing operations for 2016 were comparable to those of 2015. Increases in receivables, partially attributable to payment term concessions granted to major customers, were offset by lower inventory levels due to favorable commodity prices and supply decreases, and further reduced by increases in accrued expenses related to incentives and restructuring activities in connection with the SCAE Plan. Also, annual incentive compensation payments were approximately $22.0 million more in fiscal 2016 (earned in fiscal 2015) than in fiscal 2015 (earned in fiscal 2014) and approximately $43.2 million of cash was used to settle certain share-based incentive awards in fiscal 2016.
Cash generated from operating activities of discontinued operations was $162.1 million and $265.2 million in fiscal 2016 and fiscal 2015, respectively. The contribution of cash from operating activities of discontinued operations reflects the activities of the Private Brands business for a full year in fiscal 2015 and three quarters in fiscal 2016 and the limited results of the milling business which were included in the first quarter of fiscal 2015.
Investing activities of continuing operations used $397.5 million in fiscal 2016 compared to $37.2 million in fiscal 2015. Investing activities of continuing operations in fiscal 2016 consisted primarily of capital expenditures of $429.8 million, which included several significant plant expansions and improvements. Investing activities of continuing operations in fiscal 2015 consisted primarily of $391.4 million received from Ardent Mills in connection with the formation of that joint venture, partially offset by capital expenditures of $351.2 million and the purchases of a potato manufacturer in China and an organic frozen food business in the United States, totaling $95.7 million, net of cash acquired.
Cash provided by investing activities of discontinued operations in fiscal 2016 of $2.52 billion resulted primarily from the proceeds of the divestiture of our Private Brands operations totaling $2.60 billion, net of cash transferred and closing costs. This was offset by capital expenditures totaling $95.3 million. Cash used in investing activities of discontinued operations in fiscal 2015 totaled $4.4 million resulting from the receipt of $163.0 million cash associated with the sale of three flour milling facilities at the end of fiscal 2014, partially offset by $49.0 million of cash contributed to Ardent Mills upon the formation of the joint venture and capital expenditures of $120.5 million associated with the Private Brands operations.
Cash used for financing activities of continuing operations totaled $2.64 billion in fiscal 2016 compared to $1.43 billion in fiscal 2015. Financing activities of continuing operations for fiscal 2016 consisted primarily of long-term debt repayments totaling $2.53 billion principally financed from the proceeds of the divestiture of our Private Brands operations. In fiscal 2015, we repaid $1.49 billion of long-term debt, partially financed by the issuance of $550.0 million aggregate principal amount of floating rate notes and we also reduced short term debt, primarily commercial paper, by $150.0 million. During fiscal 2016 and 2015, we paid dividends of $432.5 million and $425.2 million, respectively. In fiscal 2015, we repurchased $50.0 million of our common stock as part of our share repurchase program. Amounts generated from proceeds of employee stock option exercises and issuance of other stock awards were $260.2 million and $153.8 million in fiscal 2016 and 2015, respectively.
The Company had cash and cash equivalents of $834.5 million at May 29, 2016 and $164.7 million at May 31, 2015, of which $138.9 million at May 29, 2016 and $79.0 million at May 31, 2015 was held in foreign countries. As of May 31, 2015, certain of the Company's foreign subsidiaries had extended short-term loans to domestic entities totaling $36.4 million. Domestic entities repaid these amounts early in the first quarter of fiscal 2016. The Company makes an assertion regarding the amount of earnings intended for permanent reinvestment outside the United States, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. No related tax liability has been accrued as of May 29, 2016. At May 29, 2016, management does not intend to permanently repatriate additional foreign cash. Any future decision to repatriate foreign cash could result in an adjustment to the deferred tax liability after considering available foreign tax credits and other tax attributes. It is not practicable to determine the amount of any such deferred tax liability at this time.
Our preliminary estimate of capital expenditures for fiscal 2017 is approximately $585 million. This includes amounts attributable to the Lamb Weston business.
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
We hold a 50.0% interest in Lamb Weston RDO, a potato processing venture. We provide all sales and marketing services to Lamb Weston RDO. We receive a fee for these services based on a percentage of the net sales of the venture. We reflect the value of our ownership interest in this venture in other assets in our Consolidated Balance Sheets, based upon the equity method of accounting. The balance of our investment was $16.9 million and $14.6 million at May 29, 2016 and May 31, 2015, respectively, representing our maximum exposure to loss as a result of our involvement with this venture. The capital structure of Lamb Weston RDO includes owners' equity of $33.9 million and term borrowings from banks of $41.1 million as of May 29, 2016. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this venture.

We lease certain office buildings from entities that we have determined to be variable interest entities. The lease agreements with these entities include fixed-price purchase options for the assets being leased. The lease agreements also contain contingent put options (the “lease put options”) that allow the lessors to require us to purchase the buildings at the greater of original construction cost, or fair market value, without a lease agreement in place (the “put price”) in certain limited circumstances. As a result of substantial impairment charges related to our Private Brands operations, these lease put options are exercisable now and remain exercisable until generally 30 days after the end of the respective lease agreements. We are amortizing the difference between the estimated put price and the estimated fair value (without a lease agreement in place) of each respective property over the remaining respective lease term within selling, general and administrative expenses. As of May 29, 2016, the estimated amount by which the put prices exceeded the fair values of the related properties was $58.5 million, of which we have accrued $9.3 million. As these buildings are worth considerably more when under lease agreements than when vacant, we may be able to mitigate some, or all of the financial exposure created by the put options by maintaining active lease agreements and/or by subleasing the buildings to credit worthy tenants. We do not expect to ultimately incur material financial losses as a result of the potential exercise of the lease put options by the lessors. These leases are accounted for as operating leases, and accordingly, there are no material assets or liabilities, other than the accrued portion of the put price, associated with these entities included in our Consolidated Balance Sheets. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of these entities. In making this determination, we have considered, among other items, the terms of the lease agreements, the expected remaining useful lives of the assets leased, and the capital structure of the lessor entities.

OBLIGATIONS AND COMMITMENTS
As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as lease agreements, debt agreements, and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as "take-or-pay" contracts). The unconditional purchase obligation arrangements are entered into in our normal course of business in order to ensure adequate levels of sourced product are available. Of these items, debt, notes payable, capital lease obligations, and other contracts, which totaled $5.6 billion as of May 29, 2016, were recognized as liabilities in our Consolidated Balance Sheets. Operating lease obligations and unconditional purchase obligations, which totaled $1.7 billion as of May 29, 2016, were not recognized as liabilities in our Consolidated Balance Sheets, in accordance with generally accepted accounting principles.
A summary of our contractual obligations as of May 29, 2016 was as follows:

	Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt	$5,328.0	$560.6	$2,038.3	$397.1	$2,332.0
Capital lease obligations	149.2	11.1	20.1	17.2	100.8
Operating lease obligations	337.8	64.8	102.0	51.1	119.9
Purchase obligations[1] and other contracts	1,479.3	1,013.5	129.0	80.5	256.3
Notes payable	38.8	38.8	—	—	—
Total	$7,333.1	$1,688.8	$2,289.4	$545.9	$2,809.0
1 Amount includes open purchase orders and agreements, some of which are not legally binding and/or may be cancellable. Such agreements are generally settleable in the ordinary course of business in less than one year. Excludes purchase commitments under potato supply agreements due to uncertainty of pricing and quantity.
We are also contractually obligated to pay interest on our long-term debt and capital lease obligations. The weighted average coupon interest rate of the long-term debt obligations outstanding as of May 29, 2016 was approximately 4.3%.
We own a 49.99% interest in Lamb Weston BSW, LLC ("Lamb Weston BSW"), a potato processing venture with Ochoa Ag Unlimited Foods, Inc. ("Ochoa"). We provide all sales and marketing services to Lamb Weston BSW. Under certain circumstances, we could be required to compensate Ochoa for lost profits resulting from significant production shortfalls ("production shortfalls"). Commencing on June 1, 2018, or on an earlier date under certain circumstances, we have a contractual right to purchase the remaining equity interest in Lamb Weston BSW from Ochoa (the "call option"). We are currently subject to a contractual obligation to purchase all of Ochoa's equity investment in Lamb Weston BSW at the option of Ochoa (the

"put option"). The purchase prices under the call option and the put option (the "options") are based on the book value of Ochoa's equity interest at the date of exercise, as modified by an agreed-upon rate of return for the holding period of the investment balance. The agreed-upon rate of return varies depending on the circumstances under which any of the options are exercised. As of May 29, 2016, the price at which Ochoa had the right to put its equity interest to us was $47.4 million. This amount, which is presented within other noncurrent liabilities in our Consolidated Balance Sheets, is not included in the "Contractual Obligations" table above as the payment is contingent upon the exercise of the put option by Ochoa, and the eventual occurrence and timing of such exercise is uncertain.
As of May 29, 2016, we had aggregate unfunded pension obligations totaling $943.6 million. This amount is not included in the table above, as the unfunded pension obligation is marked-to-market each fiscal year and we do not expect to be required to make payments to fund these amounts in the next few years. Based on current statutory requirements, we are not obligated to fund any amount to our qualified pension plans during the next twelve months. We estimate that we will make payments of approximately $10.2 million over the next twelve months to fund current benefits of nonqualified pension plans. See Note 19, "Pension and Postretirement Benefits" to the consolidated financial statements and "Critical Accounting Estimates - Employment Related Benefits" for further discussion of our pension obligations and factors that could affect estimates of this liability.
As part of our ongoing operations, we also enter into arrangements that obligate us to make future cash payments only upon the occurrence of a future event (e.g., guarantees of debt or lease payments of a third party should the third party be unable to perform). In accordance with generally accepted accounting principles, the following commercial commitments are not recognized as liabilities in our Consolidated Balance Sheets. A summary of our commitments, including commitments associated with equity method investments, as of May 29, 2016, was as follows:

	Amount of Commitment Expiration Per Period (in millions)
Other Commercial Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Guarantees	$67.2	$43.2	$5.4	$8.4	$10.2
Standby repurchase obligations	2.0	0.5	0.5	0.5	0.5
Other commitments	2.5	2.4	0.1	—	—
Total	$71.7	$46.1	$6.0	$8.9	$10.7
We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At May 29, 2016, the amount of supplier loans effectively guaranteed by us was $40.5 million, included in the table above. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.
Federal income tax credits were generated related to our sweet potato production facility in Delhi, Louisiana. Third parties invested in these income tax credits. We have guaranteed these third parties the face value of these income tax credits over their statutory lives, through fiscal 2017, in the event that the income tax credits are recaptured or reduced. The face value of the income tax credits was $26.7 million, included in the table above, as of May 29, 2016. We believe the likelihood of the recapture or reduction of the income tax credits is remote, and therefore we have not established a liability in connection with this guarantee.
We hold a 50% ownership interest in Lamb-Weston/Meijer, V.O.F. (“Lamb Weston Meijer”), a Netherlands joint venture, headquartered in the Netherlands, that manufactures and sells frozen potato products principally in Europe. We and our partner are jointly and severally liable for all legal liabilities of Lamb Weston Meijer. As of May 29, 2016 and May 31, 2015, the total liabilities of Lamb Weston Meijer were $203.7 million and $129.1 million, respectively. Lamb Weston Meijer is well capitalized, with partners’ equity of $284.5 million and $255.9 million as of May 29, 2016 and May 31, 2015, respectively. We have not established a liability on our balance sheets for the obligations of Lamb Weston Meijer, as we have determined the likelihood of any required payment by us to settle such liabilities of Lamb Weston Meijer is remote.
The obligations and commitments tables above do not include any reserves for uncertainties in income taxes, as we are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes. The liability for gross unrecognized tax benefits at May 29, 2016 was $38.4 million. The net amount of unrecognized tax benefits at May 29, 2016, that, if recognized, would impact our effective tax rate was $21.3 million. Recognition of these tax benefits would have a favorable impact on our effective tax rate.

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
We have recognized reserves of $150.7 million for these marketing costs as of May 29, 2016. Changes in the assumptions used in estimating the cost of any individual customer marketing program (including amounts classified as a revenue reduction) would not result in a material change in our results of operations or cash flows.
Advertising and promotion expenses totaled $371.4 million, $330.0 million, and $395.7 million in fiscal 2016, 2015, and 2014, respectively.
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

We have recognized a reserve of approximately $55.8 million for environmental liabilities as of May 29, 2016. The reserve for each site is determined based on an assessment of the most likely required remedy and a related estimate of the costs required to effect such remedy.
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

As of May 29, 2016, the Company has elected to use a split discount rate (spot-rate approach) for the U.S. plans and certain foreign plans.  Historically, the weighted-average discount rate was used in the calculation of service and interest costs, both of which are components of pension expense. We plan to utilize a spot rate approach in the calculation of pension interest and service cost for fiscal 2017 and beyond. The spot rate approach applies separate discount rates for each projected benefit payment in the calculation of pension interest and service cost. This calculation change is considered a change in accounting estimate and will be applied prospectively in fiscal 2017.
We have recognized a pension liability of $946.6 million and $573.7 million, a postretirement liability of $201.6 million and $235.3 million, and a workers’ compensation liability of $62.2 million and $100.1 million, as of the end of fiscal 2016 and 2015, respectively. We also have recognized a pension asset of $3.0 million and $20.5 million as of the end of fiscal 2016 and 2015, respectively, as certain individual plans of the Company had a positive funded status.
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
We recognized pension expense (benefit) from Company plans of $370.8 million, $0.9 million, and $(5.9) million in fiscal 2016, 2015, and 2014, respectively. Such amounts reflect the year-end write-off of actuarial losses in excess of 10% of our pension liability of $348.5 million, $6.9 million, and $2.7 million in fiscal 2016, 2015, and 2014, respectively. This also reflected expected returns on plan assets of $259.9 million, $267.9 million, and $252.9 million in fiscal 2016, 2015, and 2014, respectively. We contributed $11.5 million, $12.7 million, and $18.3 million to the pension plans of our continuing operations in fiscal 2016, 2015, and 2014, respectively. We anticipate contributing approximately $12.5 million to our pension plans in fiscal 2017.
One significant assumption for pension plan accounting is the discount rate. Historically, we have selected a discount rate each year (as of our fiscal year-end measurement date) for our plans based upon a high-quality corporate bond yield curve for which the cash flows from coupons and maturities match the year-by-year projected benefit cash flows for our pension plans. The corporate bond yield curve is comprised of high-quality fixed income debt instruments (usually Moody’s Aa) available at the measurement date. At May 29, 2016, the Company changed to use a spot-rate approach, discussed above. This alternative approach focuses on measuring the service cost and interest cost components of net periodic benefit cost by using individual spot rates derived from a high-quality corporate bond yield curve and matched with separate cash flows for each future year instead of a single weighted-average discount rate approach.
Based on this information, the discount rate selected by us for determination of pension expense was 4.10% for fiscal 2016, 4.15% for fiscal 2015, and 4.05% for fiscal 2014. We selected a weighted-average discount rate of 4.14% and 3.15% for determination of service and interest expense, respectively, for fiscal 2017. A 25 basis point increase in our discount rate assumption as of the end of fiscal 2016 would have resulted in a decrease of $109.7 million in our pension expense for fiscal 2016. A 25 basis point decrease in our discount rate assumption as of the end of fiscal 2016 would have resulted in an increase of $115.7 million in our pension expense for fiscal 2016. For our year-end pension obligation determination, we selected discount rates of 3.83% and 4.10% for fiscal years 2016 and 2015, respectively.
Another significant assumption used to account for our pension plans is the expected long-term rate of return on plan assets. In developing the assumed long-term rate of return on plan assets for determining pension expense, we consider long-term historical returns (arithmetic average) of the plan’s investments, the asset allocation among types of investments, estimated long-term returns by investment type from external sources, and the current economic environment. Based on this information, we selected 7.75% for the long-term rate of return on plan assets for determining our fiscal 2016 pension expense. A 25 basis point increase/decrease in our expected long-term rate of return assumption as of the beginning of fiscal 2016 would decrease/increase annual pension expense for our pension plans by $8.7 million. We selected an expected rate of return on plan assets of 7.50% to be used to determine our pension expense for fiscal 2017. A 25 basis point increase/decrease in our expected long-term rate of return assumption as of the beginning of fiscal 2017 would decrease/increase annual pension expense for our pension plans by $7.2 million.
The rate of compensation increase is another significant assumption used in the development of accounting information for pension plans. We determine this assumption based on our long-term plans for compensation increases and current economic conditions. Based on this information, we selected 3.66% and 3.70% for fiscal years 2016 and 2015, respectively, as the rate of compensation increase for determining our year-end pension obligation. We selected 3.70% for the rate of compensation increase for determination of pension expense for fiscal year 2016, 4.25% for fiscal 2015, and 4.25% fiscal 2014, respectively. A 25 basis point increase in our rate of compensation increase assumption as of the beginning of fiscal 2016 would increase pension expense for our pension plans by $1.1 million for the year. A 25 basis point decrease in our rate of compensation increase assumption as of the beginning of fiscal 2016 would decrease pension expense for our pension plans by $1.6 million for the year. We selected a rate of 3.66% for the rate of compensation increase to be used to determine our pension expense for fiscal 2017. A 25 basis point increase in our rate of compensation increase assumption as of the beginning of fiscal 2017 would increase pension expense for our pension plans by $0.7 million for the year. A 25 basis point decrease in our rate of compensation increase assumption as of the beginning of fiscal 2017 would decrease pension expense for our pension plans by $0.7 million for the year.
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
We also provide certain postretirement health care benefits. We recognized postretirement benefit expense of $0.2 million, $6.1 million, and $9.9 million in fiscal 2016, 2015, and 2014, respectively. We reflected liabilities of $201.6 million and $235.3 million in our balance sheets as of May 29, 2016 and May 31, 2015, respectively. We anticipate contributing approximately $22.1 million to our postretirement health care plans in fiscal 2017.
The postretirement benefit expense and obligation are also dependent on our assumptions used for the actuarially determined amounts. These assumptions include discount rates (discussed above), health care cost trend rates, inflation rates, retirement rates, mortality rates (also discussed above), and other factors. The health care cost trend assumptions are developed based on historical cost data, the near-term outlook, and an assessment of likely long-term trends. Assumed inflation rates are based on an evaluation of external market indicators. Retirement and mortality rates are based primarily on actual plan experience. The discount rate we selected for determination of postretirement expense was 3.50% for fiscal 2016, 3.65% for fiscal 2015, and 3.35% for fiscal 2014. We have selected a weighted-average discount rate of 3.18% for determination of postretirement expense for fiscal 2017. A 25 basis point increase/decrease in our discount rate assumption as of the beginning of fiscal 2016 would not have resulted in a material change to postretirement expense for our plans. We have assumed the initial year increase in cost of health care to be 9.0%, with the trend rate decreasing to 4.5% by 2024. A one percentage point change in the assumed health care cost trend rate would have the following effects:

($ in millions)	One Percent Increase	One Percent Decrease
Effect on total service and interest cost	$0.4	$(0.4)
Effect on postretirement benefit obligation	11.3	(10.1)
We provide workers’ compensation benefits to our employees. The measurement of the liability for our cost of providing these benefits is largely based upon actuarial analysis of costs. One significant assumption we make is the discount rate used to calculate the present value of our obligation. The weighted-average discount rate used at May 29, 2016 was 2.57%. A 25 basis point increase/decrease in the discount rate assumption would not have a material impact on workers’ compensation expense.
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
In fiscal 2016, we elected to perform a quantitative impairment test for indefinite lived intangibles. During fiscal 2016, we recognized impairment charges of $50.1 million in our Consumer Foods segment for our Chef Boyardee® brand.
In fiscal 2015, we elected to perform a quantitative impairment test for indefinite lived intangibles. During fiscal 2015, we recognized impairment charges of $4.8 million in our Consumer Foods segment for our Poppycock® brand.

In fiscal 2014, we elected to perform a quantitative impairment test for indefinite lived intangibles. We recognized impairment charges of $72.7 million in our Consumer Foods segment, primarily for our Chef Boyardee® brand. We also recognized a $3.2 million impairment charge for an amortizable technology license in our Corporate expenses in fiscal 2014.
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
In the fourth quarter of fiscal 2016, in conjunction with our annual review for impairment, we performed a qualitative analysis of goodwill for the reporting units in our Consumer Foods and Commercial Foods segments. Because forecasted sales and profits for the International reporting unit in our Consumer Foods segment continued to fall below our expectations relative to our previous projections throughout fiscal 2016, largely as a result of foreign exchange rates, we performed quantitative analyses of goodwill on this segment reporting unit in fiscal 2016. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans and future industry and economic conditions. We estimated the future cash flows of the International reporting unit and calculated the net present value of those estimated cash flows using a risk adjusted discount rate, in order to estimate the fair value of each reporting unit from the perspective of a market participant. We used discount rates and terminal growth rates of 7.5% and 3%, respectively, to calculate the present value of estimated future cash flows. We then compared the estimated fair value of the reporting unit to the respective historical carrying value (including allocated assets and liabilities of certain shared and Corporate functions), and determined that the fair value of the reporting unit was greater than the carrying value in fiscal 2016. With the assistance of a third-party valuation specialist, we estimated the fair value of this reporting unit and determined that we had 12% cushion over the carrying value. As such, the results of the quantitative analysis did not result in an impairment of the International reporting unit.
Because forecasted sales and profits for a reporting unit in our divested Private Brands business continued to fall below our expectations relative to our previous projections throughout fiscal 2015, we performed quantitative analyses of goodwill on this Private Brands segment reporting unit in fiscal 2015. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans and future industry and economic conditions. We estimated the future cash flows of each reporting unit within the Private Brands segment and calculated the net present value of those estimated cash flows using a risk adjusted discount rate, in order to estimate the fair value of each reporting unit from the perspective of a market participant. We used discount rates and terminal growth rates of 8% and 3%, respectively, to calculate the present value of estimated future cash flows. We then compared the estimated fair value of the reporting unit to the respective historical carrying value (including allocated assets and liabilities of certain shared and Corporate functions), and determined that the fair value of the reporting unit was less than the carrying value in fiscal 2015. With the assistance of a third-party valuation specialist, we estimated the fair value of the assets and liabilities of each of this reporting unit in order to determine the implied fair value of goodwill of each reporting unit. We recognized an impairment charge for the difference between the implied fair value of goodwill and the carrying value of goodwill at the respective measurement dates. Accordingly, during fiscal 2015, we recorded charges totaling $20.9 million for the impairment of goodwill in the portion of the business we retained from the Private Brands segment that is now included in the Grocery reporting unit of the Consumer Foods segment.
During fiscal 2014, we recorded a $9.0 million charge for the impairment of goodwill in the portion of the business we retained from the Private Brands segment that is now included in our Grocery reporting unit of the Consumer Foods segment.
We completed the divestiture of our Private Brands operations in the third quarter of fiscal 2016. In fiscal 2016, we recognized charges of $1.92 billion ($1.44 billion after-tax) to write-down the goodwill and long-lived assets of the Private Brands business.
During fiscal 2015, we recognized impairment charges of $1.51 billion and $43.9 million for goodwill and indefinite-lived intangibles, respectively, in our Private Brands business. During fiscal 2015, we also recognized a charge of $13.7 million in our Private Brands business for the impairment of certain long-lived assets. The impairment was measured based upon an estimated disposal value for the related production facility. These impairment charges are included in discontinued operations.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for income taxes, among other changes, related to stock-based compensation. We plan to early adopt ASU 2016-09 in the first quarter of fiscal 2017 with an effective date of May 30, 2016. We are evaluating the effect that ASU 2016-09 will have on our consolidated financial statements.

FORWARD-LOOKING STATEMENTS
This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. We undertake no responsibility for updating these statements. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These risks and uncertainties include, among other things: general economic and industry conditions; our ability to successfully execute our long-term value creation strategy; our ability to successfully complete the spin-off of our Lamb Weston business on a tax-free basis, within the expected time frame or at all, and achieve the intended benefits of the spin-off; our ability to access capital; our ability to execute our operating and restructuring plans and achieve our targeted operating efficiencies, cost-saving initiatives, and trade optimization programs; the effectiveness of our hedging activities, including volatility in commodities that could negatively impact our derivative positions and, in turn, our earnings; the competitive environment and related market conditions; our ability to respond to changing consumer preferences and the success of our innovation and marketing investments; the ultimate impact of any product recalls and litigation, including litigation related to the lead paint and pigment matters; actions of governments and regulatory factors affecting our businesses, including the Patient Protection and Affordable Care Act; the availability and prices of raw materials, including any negative effects caused by inflation or weather conditions; risks and uncertainties associated with intangible assets, including any future goodwill or intangible assets impairment charges; our ability to realize the synergies and benefits contemplated by the Ardent Mills joint venture; the costs, disruption, and diversion of management's attention associated with campaigns commenced by activist investors; and other risks described in our reports filed with the Securities and Exchange Commission. We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The principal market risks affecting us during fiscal 2016 and 2015 were exposures to price fluctuations of commodity and energy inputs, interest rates, and foreign currencies. These fluctuations impacted all reporting segments.
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
As of May 29, 2016 and May 31, 2015, the fair value of our long term debt (including current installments) was estimated at $5.9 billion and $8.2 billion, respectively, based on current market rates provided primarily by outside investment advisors. As of May 29, 2016 and May 31, 2015, a 1% increase in interest rates would decrease the fair value of our long-term debt by approximately $249.5 million and $428.6 million, respectively, while a 1% decrease in interest rates would increase the fair value of our long-term debt by approximately $275.0 million and $479.5 million, respectively.

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
Value-at-Risk (VaR)
We employ various tools to monitor our derivative risk, including value-at-risk ("VaR") models. We perform simulations using historical data to estimate potential losses in the fair value of current derivative positions. We use price and volatility information for the prior 90 days in the calculation of VaR that is used to monitor our daily risk. The purpose of this measurement is to provide a single view of the potential risk of loss associated with derivative positions at a given point in time based on recent changes in market prices. Our model uses a 95% confidence level. Accordingly, in any given one day time period, losses greater than the amounts included in the table below are expected to occur only 5% of the time. We include commodity swaps, futures, and options and foreign exchange forwards, swaps, and options in this calculation. The following table provides an overview of our average daily VaR for our energy, agriculture, foreign exchange, and other commodities (including discontinued operations) for fiscal 2016 and 2015. Other commodities below consist primarily of forward and option contracts for a commodities index which includes items such as agricultural commodities, energy commodities, and metals. The other commodities category below may also include items such as packaging and/or livestock.

	Fair Value Impact
In Millions	Average During the Fiscal Year Ended May 29, 2016	Average During the Fiscal Year Ended May 31, 2015
Processing Activities
Energy commodities	$0.6	$1.2
Agriculture commodities	1.7	2.7
Other commodities	—	1.4
Foreign exchange	0.2	0.1

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ConAgra Foods, Inc. and Subsidiaries
Consolidated Statements of Operations
(in millions, except per share amounts)

	For the Fiscal Years Ended May
	2016	2015	2014
Net sales	$11,642.9	$11,937.0	$11,838.2
Costs and expenses:
Cost of goods sold	8,552.1	9,061.4	8,910.8
Selling, general and administrative expenses	2,209.4	1,545.3	1,778.9
Interest expense, net	297.8	330.0	377.5
Income from continuing operations before income taxes and equity method investment earnings	583.6	1,000.3	771.0
Income tax expense	225.4	362.1	178.3
Equity method investment earnings	137.8	122.1	32.5
Income from continuing operations	496.0	760.3	625.2
Loss from discontinued operations, net of tax	(1,161.9)	(1,001.1)	(310.1)
Net income (loss)	$(665.9)	$(240.8)	$315.1
Less: Net income attributable to noncontrolling interests	11.1	11.8	12.0
Net income (loss) attributable to ConAgra Foods, Inc.	$(677.0)	$(252.6)	$303.1
Earnings (loss) per share — basic
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$1.11	$1.75	$1.45
Loss from discontinued operations attributable to ConAgra Foods, Inc. common stockholders	(2.68)	(2.35)	(0.73)
Net income (loss) attributable to ConAgra Foods, Inc. common stockholders	$(1.57)	$(0.60)	$0.72
Earnings (loss) per share — diluted
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$1.09	$1.73	$1.43
Loss from discontinued operations attributable to ConAgra Foods, Inc. common stockholders	(2.65)	(2.32)	(0.73)
Net income (loss) attributable to ConAgra Foods, Inc. common stockholders	$(1.56)	$(0.59)	$0.70
The accompanying Notes are an integral part of the consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in millions)

	For the Fiscal Years Ended May
	2016			2015			2014
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income (loss)	$(1,033.6)	$367.7	$(665.9)	$244.0	$(484.8)	$(240.8)	$617.9	$(302.8)	$315.1
Other comprehensive income (loss):
Derivative adjustments:
Unrealized derivative adjustments	—	—	—	—	—	—	49.6	(18.3)	31.3
Reclassification for derivative adjustments included in net income	(2.1)	0.8	(1.3)	(0.5)	0.2	(0.3)	55.0	(20.6)	34.4
Unrealized gains on available-for-sale securities	0.1	—	0.1	0.7	(0.3)	0.4	0.2	(0.1)	0.1
Currency translation losses:
Unrealized currency translation losses	(58.9)	—	(58.9)	(145.2)	—	(145.2)	(25.7)	—	(25.7)
Reclassification for currency translation losses included in net income	73.4	—	73.4	—	—	—	—	—	—
Pension and post-employment benefit obligations:
Unrealized pension and post-employment benefit obligations	(37.7)	14.8	(22.9)	(94.9)	36.7	(58.2)	23.8	(8.2)	15.6
Reclassification for pension and post-employment benefit obligations included in net income	(14.5)	4.9	(9.6)	0.8	(0.3)	0.5	3.3	(1.2)	2.1
Comprehensive income (loss)	(1,073.3)	388.2	(685.1)	4.9	(448.5)	(443.6)	724.1	(351.2)	372.9
Comprehensive income attributable to noncontrolling interests	7.8	(0.9)	6.9	4.6	(0.4)	4.2	8.9	(0.9)	8.0
Comprehensive income (loss) attributable to ConAgra Foods, Inc.	$(1,081.1)	$389.1	$(692.0)	$0.3	$(448.1)	$(447.8)	$715.2	$(350.3)	$364.9
The accompanying Notes are an integral part of the consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)

	May 29, 2016	May 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$834.5	$164.7
Receivables, less allowance for doubtful accounts of $3.7 and $3.8	836.6	739.0
Inventories	1,582.1	1,642.6
Prepaid expenses and other current assets	206.5	168.2
Current assets held for sale	117.0	848.8
Total current assets	3,576.7	3,563.3
Property, plant and equipment
Land and land improvements	208.1	194.2
Buildings, machinery and equipment	4,993.0	4,822.3
Furniture, fixtures, office equipment and other	801.8	807.4
Construction in progress	206.3	244.3
	6,209.2	6,068.2
Less accumulated depreciation	(3,498.9)	(3,423.6)
Property, plant and equipment, net	2,710.3	2,644.6
Goodwill	4,533.8	4,544.6
Brands, trademarks and other intangibles, net	1,276.8	1,272.5
Other assets	1,067.2	926.8
Noncurrent assets held for sale	225.8	4,486.0
	$13,390.6	$17,437.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable	$38.8	$7.9
Current installments of long-term debt	571.4	1,007.8
Accounts payable	945.4	1,080.0
Accrued payroll	271.1	206.3
Other accrued liabilities	651.0	647.1
Current liabilities held for sale	54.7	361.0
Total current liabilities	2,532.4	3,310.1
Senior long-term debt, excluding current installments	4,721.9	6,692.9
Subordinated debt	195.9	195.9
Other noncurrent liabilities	2,144.1	1,915.9
Noncurrent liabilities held for sale	1.5	713.0
Total liabilities	9,595.8	12,827.8
Commitments and contingencies (Note 17)
Common stockholders' equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 567,907,172	2,839.7	2,839.7
Additional paid-in capital	1,136.3	1,049.4
Retained earnings	3,218.3	4,331.1
Accumulated other comprehensive loss	(344.5)	(329.5)
Less treasury stock, at cost, 129,842,206 and 139,702,605 common shares	(3,136.2)	(3,364.7)
Total ConAgra Foods, Inc. common stockholders' equity	3,713.6	4,526.0
Noncontrolling interests	81.2	84.0
Total stockholders' equity	3,794.8	4,610.0
	$13,390.6	$17,437.8
The accompanying Notes are an integral part of the consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Consolidated Statements of Common Stockholders' Equity
(in millions, except share data)

	ConAgra Foods, Inc. Stockholders’ Equity
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at May 26, 2013	567.9	$2,839.7	$1,006.2	5,129.5	$(196.1)	$(3,514.9)	$98.6	$5,363.0
Stock option and incentive plans			32.4	(0.8)		120.5		152.1
Currency translation adjustment					(21.7)		(4.0)	(25.7)
Repurchase of common shares						(100.0)		(100.0)
Unrealized gain on securities					0.1			0.1
Derivative adjustment, net of reclassification adjustment					65.7			65.7
Activities of noncontrolling interests			(1.7)				2.1	0.4
Pension and postretirement healthcare benefits					17.7			17.7
Dividends declared on common stock; $1.00 per share				(421.2)				(421.2)
Net income attributable to ConAgra Foods, Inc.				303.1				303.1
Balance at May 25, 2014	567.9	2,839.7	1,036.9	5,010.6	(134.3)	(3,494.4)	96.7	5,355.2
Stock option and incentive plans			14.2	(0.4)		179.7		193.5
Currency translation adjustment					(137.6)		(7.6)	(145.2)
Repurchase of common shares						(50.0)		(50.0)
Unrealized gain on securities					0.4			0.4
Derivative adjustment, net of reclassification adjustment					(0.3)			(0.3)
Activities of noncontrolling interests			(1.7)				(5.1)	(6.8)
Pension and postretirement healthcare benefits					(57.7)			(57.7)
Dividends declared on common stock; $1.00 per share				(426.5)				(426.5)
Net loss attributable to ConAgra Foods, Inc.				(252.6)				(252.6)
Balance at May 31, 2015	567.9	2,839.7	1,049.4	4,331.1	(329.5)	(3,364.7)	84.0	4,610.0
Stock option and incentive plans			91.7	(1.2)		228.5		319.0
Currency translation adjustment					18.7		(4.2)	14.5
Repurchase of common shares								—
Unrealized gain on securities					0.1			0.1
Derivative adjustment, net of reclassification adjustment					(1.3)			(1.3)
Activities of noncontrolling interests			(4.8)				1.4	(3.4)
Pension and postretirement healthcare benefits					(32.5)			(32.5)
Dividends declared on common stock; $1.00 per share				(434.6)				(434.6)
Net loss attributable to ConAgra Foods, Inc.				(677.0)				(677.0)
Balance at May 29, 2016	567.9	$2,839.7	$1,136.3	$3,218.3	$(344.5)	$(3,136.2)	$81.2	$3,794.8
The accompanying Notes are an integral part of the consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

	For the Fiscal Years Ended May
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$(665.9)	$(240.8)	$315.1
Loss from discontinued operations	(1,161.9)	(1,001.1)	(310.1)
Income from continuing operations	496.0	760.3	625.2
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	373.9	380.4	354.6
Asset impairment charges	62.6	36.0	118.9
Lease cancellation expense	55.6	—	—
(Gain) loss on extinguishment of debt	23.9	24.6	(4.0)
Loss on sale of fixed assets	2.3	7.5	1.2
Earnings of affiliates less than (in excess of) distributions	(59.5)	(30.8)	13.6
Stock-settled share-based payments expense	45.1	35.8	44.8
Contributions to pension plans	(11.5)	(12.7)	(18.3)
Pension expense (benefits)	374.4	(0.8)	(0.9)
Other items	42.9	11.4	(19.5)
Change in operating assets and liabilities excluding effects of business acquisitions and dispositions:
Receivables	(171.9)	77.3	50.4
Inventories	55.4	(112.1)	7.3
Deferred income taxes and income taxes payable, net	(290.6)	47.1	75.2
Prepaid expenses and other current assets	14.3	(11.4)	0.5
Accounts payable	(111.0)	(11.6)	(3.2)
Accrued payroll	88.8	70.8	(93.8)
Other accrued liabilities	54.6	(56.4)	(31.8)
Net cash flows from operating activities - continuing operations	1,045.3	1,215.4	1,120.2
Net cash flows from operating activities - discontinued operations	162.1	265.2	448.4
Net cash flows from operating activities	1,207.4	1,480.6	1,568.6
Cash flows from investing activities:
Additions to property, plant and equipment	(429.8)	(351.2)	(461.1)
Sale of property, plant and equipment	42.4	18.3	40.0
Purchase of businesses, net of cash acquired	—	(95.7)	(39.9)
Purchase of intangible assets	(10.4)	—	—
Return of investment in equity method investee	—	391.4	—
Other items	0.3	—	—
Net cash flows from investing activities - continuing operations	(397.5)	(37.2)	(461.0)
Net cash flows from investing activities - discontinued operations	2,524.9	(4.4)	(70.5)
Net cash flows from investing activities	2,127.4	(41.6)	(531.5)
Cash flows from financing activities:
Net short-term borrowings	30.9	(150.0)	(43.2)
Issuance of long-term debt	30.0	550.0	—
Repayment of long-term debt	(2,525.0)	(1,493.5)	(569.1)
Repurchase of ConAgra Foods, Inc. common shares	—	(50.0)	(100.0)
Sale of ConAgra Foods, Inc. common shares	8.6	—	—
Cash dividends paid	(432.5)	(425.2)	(420.9)
Exercise of stock options and issuance of other stock awards	260.2	153.8	103.7
Other items	(8.4)	(13.6)	(4.5)
Net cash flows from financing activities - continuing operations	(2,636.2)	(1,428.5)	(1,034.0)
Net cash flows from financing activities - discontinued operations	(45.2)	(1.7)	(0.1)
Net cash flows from financing activities	(2,681.4)	(1,430.2)	(1,034.1)
Effect of exchange rate changes on cash and cash equivalents	(2.0)	(8.8)	(3.8)
Net change in cash and cash equivalents	651.4	—	(0.8)
Add: Cash balance included in assets held for sale at beginning of period	18.4	64.9	58.4
Less: Cash balance included in assets held for sale at end of period	—	18.4	64.9
Cash and cash equivalents at beginning of year	164.7	118.2	125.5
Cash and cash equivalents at end of year	$834.5	$164.7	$118.2
The accompanying Notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements
Fiscal Years Ended May 29, 2016, May 31, 2015, and May 25, 2014
(columnar dollars in millions, except per share amounts)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Fiscal Year — The fiscal year of ConAgra Foods, Inc. (“ConAgra Foods”, “Company”, “we”, “us”, or “our”) ends the last Sunday in May. The fiscal years for the consolidated financial statements presented consist of a 52-week period for fiscal year 2016, a 53-week period for fiscal 2015, and a 52-week period for fiscal year 2014.
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

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 29, 2016, May 31, 2015, and May 25, 2014
(columnar dollars in millions except per share amounts)

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
In the fourth quarter of fiscal 2016, in conjunction with our annual review for impairment, we performed a qualitative analysis of goodwill for the reporting units in our Consumer Foods and Commercial Foods segments. Because sales and profits for our International reporting unit were below our expectations throughout fiscal 2016, largely as a result of foreign exchange rates, we performed a quantitative analysis of goodwill on the International reporting unit in the fourth quarter of fiscal 2016. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, industry and economic conditions. No impairment charges were recorded in fiscal 2016.
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
In fiscal 2016, we elected to perform a quantitative impairment test for other intangible assets not subject to amortization. The estimates of fair value of intangible assets not subject to amortization are determined using a “relief from royalty” methodology, which is used in estimating the fair value of our brands/trademarks. Discount rate assumptions are based on an assessment of the risk inherent in the projected future cash flows generated by the respective intangible assets. Also subject to judgment are assumptions about royalty rates. Refer to Note 9 for the details of the impairment charge in fiscal 2016.
Identifiable intangible assets with definite lives (e.g., licensing arrangements with contractual lives or customer relationships) are amortized over their estimated useful lives and tested for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may be impaired. Identifiable intangible assets with definite lives are

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 29, 2016, May 31, 2015, and May 25, 2014
(columnar dollars in millions except per share amounts)

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
Marketing Costs — We promote our products with advertising, consumer incentives, and trade promotions. Such programs include, but are not limited to, discounts, coupons, rebates, and volume-based incentives. Advertising costs are expensed as incurred. Consumer incentives and trade promotion activities are recorded as a reduction of revenue or as a component of cost of goods sold based on amounts estimated as being due to customers and consumers at the end of the period, based principally on historical utilization and redemption rates. Advertising and promotion expenses totaled $371.4 million, $330.0 million, and $395.7 million in fiscal 2016, 2015, and 2014, respectively, and are included in selling, general and administrative expenses.
Research and Development — We incurred expenses of $66.7 million, $70.4 million, and $86.0 million for research and development activities in fiscal 2016, 2015, and 2014, respectively.
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

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 29, 2016, May 31, 2015, and May 25, 2014
(columnar dollars in millions except per share amounts)

The following table details the accumulated balances for each component of other comprehensive income (loss), net of tax (except for currency translation adjustments):

	2016	2015	2014
Currency translation gains (losses), net of reclassification adjustments	$(95.2)	$(113.9)	$23.7
Derivative adjustments, net of reclassification adjustments	(0.4)	0.9	1.2
Unrealized losses on available-for-sale securities	(0.6)	(0.7)	(1.1)
Pension and post-employment benefit obligations, net of reclassification adjustments	(248.3)	(215.8)	(158.1)
Accumulated other comprehensive loss	$(344.5)	$(329.5)	$(134.3)
The following table summarizes the reclassifications from accumulated other comprehensive loss into income (loss):

			Affected Line Item in the Consolidated Statement of Operations[1]
	2016	2015
Net derivative adjustment, net of tax:
Cash flow hedges	$(2.1)	$(0.5)	Interest expense, net
	(2.1)	(0.5)	Total before tax
	0.8	0.2	Income tax expense (benefit)
	$(1.3)	$(0.3)	Net of tax
Amortization of pension and postretirement healthcare liabilities:
Net prior service benefit	$(5.1)	$(4.2)	Selling, general and administrative expenses
Divestiture of Private Brands	(4.3)	—	Income (loss) from discontinued operations, net of tax
Pension settlement of equity method investment	(5.2)	—	Equity method investment earnings
Net actuarial loss	0.1	3.5	Selling, general and administrative expenses
Curtailment	—	1.5	Cost of goods sold
	(14.5)	0.8	Total before tax
	4.9	(0.3)	Income tax expense (benefit)
	$(9.6)	$0.5	Net of tax
Currency translation losses	$73.4	$—	Income (loss) from discontinued operations, net of tax
	$73.4	$—	Total before tax
	$—	$—	Income tax expense
	$73.4	$—	Net of tax
1 Amounts in parentheses indicate income recognized in the Consolidated Statements of Operations.
Foreign Currency Transaction Gains and Losses — We recognized net foreign currency transaction losses from continuing operations of $7.7 million, $2.9 million, and $5.4 million in fiscal 2016, 2015, and 2014, respectively, in selling, general and administrative expenses.
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

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 29, 2016, May 31, 2015, and May 25, 2014
(columnar dollars in millions except per share amounts)

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
Accounting Changes — In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which will require entities to present deferred tax assets ("DTAs") and deferred tax liabilities ("DTLs") as noncurrent in a classified balance sheet. The ASU simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet. The effective date for the standard is for fiscal years beginning after December 15, 2016. Early adoption was permitted. We adopted this standard for the fiscal year ended May 29, 2016. As a result, we have retrospectively adjusted Other current assets and Non-current liabilities by $104.3 million for the year ended May 30, 2015.
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
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for income taxes, among other changes, related to stock-based compensation. We plan to early adopt ASU 2016-09 in the first quarter of 2017 with an effective date of May 30, 2016. We are evaluating the effect that ASU 2016-09 will have on our consolidated financial statements.

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
In July 2014, we acquired TaiMei Potato Industry Limited, a potato processor in China, for $92.2 million, consisting of $74.9 million in cash, net of cash acquired, plus assumed liabilities. The purchase included property and equipment associated with making frozen potato products. Approximately $23.8 million of the purchase price has been classified as goodwill and $3.5 million to other intangible assets. The amount allocated to goodwill is not deductible for income tax purposes. This business is included in the Commercial Foods segment.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 29, 2016, May 31, 2015, and May 25, 2014
(columnar dollars in millions except per share amounts)

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
Although we remain unable to make good faith estimates relating to the entire SCAE Plan, we are reporting on actions initiated through the end of fiscal 2016, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have resulted or will result in cash outflows. As of May 29, 2016, our Board of Directors has approved the incurrence of up to $739.0 million of expenses in connection with the SCAE Plan, including expenses allocated for the Private Brands operations. We have incurred or expect to incur approximately $443.9 million of charges, which includes $315.5 million of cash charges and $128.4 million of non-cash charges, for actions identified to date under the SCAE Plan related to our continuing operations. We recognized charges of $281.8 million, $47.7 million, and $31.3 million in relation to the SCAE Plan related to our continuing operations in fiscal 2016, 2015, and 2014, respectively. We expect to incur costs related to the SCAE Plan over a multi-year period.
We anticipate that we will recognize the following pre-tax expenses associated with the SCAE Plan related to our continuing operations (amounts include charges recognized from plan inception to May 29, 2016):

	Consumer Foods	Corporate	Commercial Foods	Total
Multi-employer pension costs	$31.3	$—	$—	$31.3
Accelerated depreciation	50.9	1.2	—	52.1
Other cost of goods sold	7.8	—	—	7.8
Total cost of goods sold	90.0	1.2	—	91.2
Severance and related costs	35.4	99.7	8.1	143.2
Accelerated depreciation	0.1	1.5	—	1.6
Consulting/Professional fees	1.1	63.2	—	64.3
Fixed asset impairment /Net loss on disposal	10.8	0.8	—	11.6
Contract/Lease termination expenses	1.3	64.1	—	65.4
Other selling, general and administrative expenses	15.7	50.9	—	66.6
Total selling, general and administrative expenses	64.4	280.2	8.1	352.7
Consolidated total	$154.4	$281.4	$8.1	$443.9

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 29, 2016, May 31, 2015, and May 25, 2014
(columnar dollars in millions except per share amounts)

During fiscal 2016, we recognized the following pre-tax expenses for the SCAE Plan related to our continuing operations:

	Consumer Foods	Corporate	Commercial Foods	Total
Multi-employer pension costs	$29.8	$—	$—	$29.8
Accelerated depreciation	17.3	0.2	—	17.5
Other cost of goods sold	1.7	—	—	1.7
Total cost of goods sold	48.8	0.2	—	49.0
Severance and related costs	11.8	88.6	0.1	100.5
Accelerated depreciation	—	0.5	—	0.5
Consulting/Professional fees	0.1	48.0	—	48.1
Fixed asset impairment /Net loss on disposal	9.7	0.8	—	10.5
Contract/Lease termination expenses (recoveries)	(0.1)	61.4	—	61.3
Other selling, general and administrative expenses	3.8	8.1	—	11.9
Total selling, general and administrative expenses	25.3	207.4	0.1	232.8
Consolidated total	$74.1	$207.6	$0.1	$281.8
Included in the above results are $195.7 million of charges that have resulted or will result in cash outflows and $86.2 million in non-cash charges. Not included in the above amounts are $11.8 million of pre-tax expenses related to the Private Brands operations we sold in the third quarter of fiscal 2016.
During the second quarter of fiscal 2016, we entered into a series of related transactions in which we exchanged a warehouse we owned in Indiana for two buildings and parcels of land that we leased as part of our Omaha corporate offices. Concurrent with the asset exchange, leases on the two Omaha corporate buildings were canceled. We have recognized aggregate charges of $55.6 million for the early termination of these leases. We also entered into a lease for the warehouse in Indiana and we recorded a financing lease obligation of $74.2 million.
We recognized the following cumulative (plan inception to May 29, 2016) pre-tax expenses related to the SCAE Plan in our Consolidated Statement of Operations related to our continuing operations:

	Consumer Foods	Corporate	Commercial Foods	Total
Multi-employer pension costs	$31.3	$—	$—	$31.3
Accelerated depreciation	38.8	1.2	—	40.0
Other cost of goods sold	3.8	—	—	3.8
Total cost of goods sold	73.9	1.2	—	75.1
Severance and related costs	33.4	96.4	8.1	137.9
Accelerated depreciation	—	1.3	—	1.3
Consulting/Professional fees	1.1	50.8	—	51.9
Fixed asset impairment / Net loss on disposal	10.8	0.8	—	11.6
Contract/Lease termination expenses	1.3	61.7	—	63.0
Other selling, general and administrative expenses	7.0	13.0	—	20.0
Total selling, general and administrative expenses	53.6	224.0	8.1	285.7
Consolidated total	$127.5	$225.2	$8.1	$360.8
Included in the above results are $248.8 million of charges that have resulted or will result in cash outflows and $112.0 million in non-cash charges. Not included in the above table are $130.2 million of pre-tax expenses ($84.5 million of cash charges and $45.7 million of non-cash charges) related to the Private Brands operations which we sold in the third quarter of fiscal 2016.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 29, 2016, May 31, 2015, and May 25, 2014
(columnar dollars in millions except per share amounts)

Liabilities recorded for the SCAE Plan and changes therein for fiscal 2016 were as follows:

	Balance at May 31, 2015	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Changes in Estimates	Balance at May 29, 2016
Multi-employer pension costs	$11.4	$30.0	$(0.7)	$—	$40.7
Severance and related costs	16.4	84.8	(46.5)	(7.5)	47.2
Consulting	0.2	48.2	(43.7)	—	4.7
Contract termination	3.1	6.0	(2.5)	(0.3)	6.3
Other costs	1.2	10.5	(11.2)	—	0.5
Total	$32.3	$179.5	$(104.6)	$(7.8)	$99.4
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
During fiscal 2015 and 2014, we recognized $0.2 million and $9.4 million, respectively, of pre-tax expenses for acquisition-related restructuring costs, primarily representing impairment of equipment, all within our Consumer Foods segment.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 29, 2016, May 31, 2015, and May 25, 2014
(columnar dollars in millions except per share amounts)

4. LONG-TERM DEBT

	May 29, 2016	May 31, 2015
4.65% senior debt due January 2043	$176.7	$737.0
6.625% senior debt due August 2039	91.4	450.0
8.25% senior debt due September 2030	300.0	300.0
7.0% senior debt due October 2028	382.2	382.2
6.7% senior debt due August 2027	9.2	9.2
7.125% senior debt due October 2026	262.5	372.4
3.2% senior debt due January 2023	837.0	1,000.0
3.25% senior debt due September 2022	250.0	250.0
9.75% subordinated debt due March 2021	195.9	195.9
4.95% senior debt due August 2020	197.7	300.0
7.0% senior debt due April 2019	335.0	475.0
2.1% senior debt due March 2018	225.0	225.0
1.9% senior debt due January 2018	1,000.0	1,000.0
5.819% senior debt due June 2017	475.0	475.0
LIBOR plus 0.37% senior notes due July 2016	550.0	550.0
1.3% senior debt due January 2016	—	750.0
1.35% senior debt due September 2015	—	250.0
2.00% to 9.59% lease financing obligations due on various dates through 2040	149.2	68.4
Other indebtedness	40.4	10.9
Total face value of debt	5,477.2	7,801.0
Unamortized fair value adjustment of senior debt in connection with Ralcorp	39.8	146.7
Unamortized discounts/premiums	(19.8)	(32.8)
Unamortized debt issuance costs	(14.6)	(30.1)
Adjustment due to hedging activity	6.6	11.8
Less current installments	(571.4)	(1,007.8)
Total long-term debt	$4,917.8	$6,888.8
The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years following May 29, 2016, are as follows:

2017	$571.7
2018	1,714.0
2019	347.8
2020	31.6
2021	402.2
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

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 29, 2016, May 31, 2015, and May 25, 2014
(columnar dollars in millions except per share amounts)

During the third quarter of fiscal 2016, we repaid the entire principal balance of $750.0 million of our 1.30% senior notes on the maturity date of January 25, 2016. The repayment was primarily funded through the issuance of term loans totaling $600.0 million, which were repaid in the third quarter of fiscal 2016 with the proceeds from the divestiture of our Private Brands business.
See Note 6 for repayment of senior notes issued by Ralcorp in an aggregate principal amount of $33.9 million in the third quarter of fiscal 2016.
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
During the first quarter of fiscal 2015, we repaid the remaining borrowings of our unsecured term loan facility (the "Term Loan Facility") of $900.0 million (with interest rate at LIBOR plus 1.75% per annum), prior to maturity, resulting in a loss of $8.3 million as a cost of early retirement of debt. The Term Loan Facility was terminated after repayment.
During fiscal 2015, we issued $550.0 million aggregate principal amount of floating rate notes due July 21, 2016. The notes bear interest at a rate equal to three-month LIBOR plus 0.37% per annum.
During fiscal 2014, we repaid the entire principal balance of $500.0 million of our 5.875% senior notes, which were due April 15, 2014.
Net interest expense consists of:

	2016	2015	2014
Long-term debt	$304.5	$335.0	$391.9
Short-term debt	2.4	2.8	1.5
Interest income	(1.3)	(1.2)	(2.3)
Interest capitalized	(7.8)	(6.6)	(13.6)
	$297.8	$330.0	$377.5
Interest paid from continuing operations was $323.8 million, $335.4 million, and $393.7 million in fiscal 2016, 2015, and 2014, respectively.
Our net interest expense in fiscal 2015 and 2014 was reduced by $7.1 million and $4.1 million, respectively, due to the impact of the interest rate swap contracts designated as fair value hedges entered into in the third quarter of fiscal 2014. The interest rate swaps effectively converted the interest on our senior long-term debt instruments maturing in fiscal 2019 and 2020 from fixed rate to floating rate (see Note 18). These interest rate swap contracts were terminated during the third quarter of fiscal 2015. The cumulative adjustments to the fair value of the debt instruments that were hedged (the effective portion of the hedges), totaling $12.6 million, will be amortized as a reduction of interest expense over the remaining lives of the debt instruments (through fiscal 2020). Our net interest expense was reduced by $2.1 million and $0.8 million for fiscal 2016 and fiscal 2015, respectively, as a result of this amortization.
We entered into interest rate swaps during fiscal 2010 that effectively changed our interest rate on the senior long-term debt instrument that matured in fiscal 2014 from fixed to variable. During the second quarter of fiscal 2011, we terminated these interest rate swap contracts and received proceeds of $28.2 million. The cumulative adjustment to the fair value of the debt instrument that was hedged (the effective portion of the hedge) was amortized as a reduction of interest expense over the remaining life of the debt instrument (through fiscal 2014). Net interest expense for fiscal 2014 was reduced by $8.6 million due to the impact of the interest rate swap contracts.
As a result of our acquisition of Ralcorp, senior unsecured notes issued in exchange for senior notes issued by Ralcorp of $716.0 million were recorded at fair value. The fair value adjustment on these notes was $156.8 million and is being

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 29, 2016, May 31, 2015, and May 25, 2014
(columnar dollars in millions except per share amounts)

amortized within interest expense over the life of the respective notes. The portion written off related to the third quarter of fiscal 2016 tender offers totaled $94.2 million. Our net interest expense in fiscal 2016, 2015, and 2014 was reduced by $6.7 million, $7.4 million, and $6.7 million, respectively, as a result of this amortization.

5. CREDIT FACILITIES AND BORROWINGS
At May 29, 2016, we had a $1.50 billion multi-year revolving credit facility with a syndicate of financial institutions that matures in September 2018. The multi-year facility has historically been used principally as a back-up facility for our commercial paper program. As of May 29, 2016, there were no outstanding borrowings under the credit facility. Borrowings under the multi-year facility, based on our fiscal year-end credit rating, bear interest at 1.25% over LIBOR and may be prepaid without penalty. The multi-year revolving credit facility requires us to repay borrowings if our consolidated funded debt exceeds 65% of our consolidated capital base, or if our fixed charges coverage ratio is less than 1.75 to 1.0 on a four-quarter rolling basis. In the fourth quarter of fiscal 2015 and the second quarter of fiscal 2016, the Company entered into amendments to exclude certain non-cash impairments from the calculation of the fixed charge coverage ratio. As of May 29, 2016, we were in compliance with all financial covenants in the facility.
We finance our short-term liquidity needs with bank borrowings, commercial paper borrowings, and bankers’ acceptances. As of May 29, 2016 and May 31, 2015, there were no outstanding borrowings under our commercial paper program.

6. DISCONTINUED OPERATIONS
Private Brands Operations
On February 1, 2016, pursuant to the Stock Purchase Agreement, dated as of November 1, 2015, we completed the disposition of our Private Brands operations to TreeHouse Foods, Inc. ("Treehouse") for $2.6 billion in cash on a debt-free basis, subject to working capital and other adjustments.
As a result of the disposition, we recognized a pre-tax charge of $1.92 billion ($1.44 billion after-tax) in fiscal 2016 to write-down the goodwill and long-lived assets to the final sales price, less costs to sell, and to recognize the final loss of the Private Brands business. We reflected the results of this business as discontinued operations for all periods presented. The assets and liabilities of the discontinued business have been reclassified as assets and liabilities held for sale within our Consolidated Balance Sheets for all periods presented prior to the divestiture.
In fiscal 2016, we repaid senior notes issued by Ralcorp in an aggregate principal amount of $33.9 million, consisting of 4.95% senior notes due August 15, 2020 in an aggregate principal amount of $17.2 million (with an effective interest rate of 2.83%) and 6.625% senior notes due August 15, 2039 in total an aggregate principal amount of $16.7 million (with an effective interest rate of 4.82%), in each case, prior to maturity, resulting in a loss $5.4 million as a cost of early retirement of debt, which is reflected in discontinued operations.
In connection with classifying the Private Brands operations as assets held for sale, we recognized, in fiscal 2016, a deferred tax asset of $1.54 billion on the capital loss of our investment in this business. A partial valuation allowance is recorded as we have not met the accounting requirements for recognition of a benefit at this time. In fiscal 2016, we recognized an income tax benefit of $20.7 million, resulting primarily from prior period capital gains. In addition, we released $147.3 million of the valuation allowance in the fourth quarter of fiscal 2016 due to the impending Spicetec and JM Swank dispositions.
In fiscal 2015, we recorded a $1.51 billion impairment of goodwill and $57.6 million of impairment charges to write-down various brands and fixed assets, which are reflected in discontinued operations. In fiscal 2014, we recorded a $593.2 million impairment of goodwill and $3.0 million of impairment charges to write-down a small brand, which are reflected in discontinued operations.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 29, 2016, May 31, 2015, and May 25, 2014
(columnar dollars in millions except per share amounts)

The summary comparative financial results of the Private Brands business, included within discontinued operations, were as follows:

	2016	2015	2014
Net sales	$2,490.6	$3,895.4	$4,005.4
Long-lived asset impairment charges	$(1,923.0)	$(1,564.6)	$(596.2)
Income from operations of discontinued operations before income taxes	168.0	68.8	186.5
Loss before income taxes and equity method investment earnings	(1,755.0)	(1,495.8)	(409.7)
Income tax expense (benefit)	(593.1)	(128.1)	41.8
Loss from discontinued operations, net of tax	$(1,161.9)	$(1,367.7)	$(451.5)
The assets and liabilities classified as held for sale reflected in our Consolidated Balance Sheets related to the Private Brands business were as follows:

May 31, 2015
Cash and cash equivalents	$18.4
Receivables, less allowance for doubtful accounts of $0.5	199.3
Inventories	489.3
Prepaids and other current assets	37.3
Current assets held for sale	$744.3
Property, plant and equipment, net	$920.4
Goodwill	1,600.8
Brands, trademarks and other intangibles, net	1,716.6
Other assets	9.1
Noncurrent assets held for sale	$4,246.9
Accounts payable	$219.5
Accrued payroll	7.0
Other accrued liabilities	67.5
Current liabilities held for sale	$294.0
Other noncurrent liabilities	$711.0
Noncurrent liabilities held for sale	$711.0
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

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 29, 2016, May 31, 2015, and May 25, 2014
(columnar dollars in millions except per share amounts)

The summary comparative financial results of the ConAgra Mills operations, included within discontinued operations, were as follows:

	2015	2014
Net sales	$16.2	$1,859.0
Income (loss) from operations of discontinued operations before income taxes	(9.2)	124.8
Net gain on sale of businesses	627.3	90.3
Income before income taxes and equity method investment earnings	618.1	215.1
Income tax expense	251.1	78.0
Equity method investment earnings	—	0.3
Income from discontinued operations, net of tax	$367.0	$137.4
Medallion Foods
In fiscal 2014, we completed the sale of a small snack business, Medallion Foods, for $32.0 million in cash. The business results were previously reflected in the Private Brands segment. We reflected the results of these operations as discontinued operations for all periods presented. We recognized a pre-tax loss of $5.8 million ($3.5 million after-tax) on the sale of this business in fiscal 2014. In fiscal 2014, we recognized an impairment charge related to allocated amounts of goodwill and intangible assets, totaling $25.4 million ($15.2 million after-tax), in anticipation of this divestiture. Net sales, income from operations of discontinued operations before income taxes, and income tax benefit for fiscal 2014 related to Medallion Foods were $59.1 million, $5.9 million, and $10.2 million, respectively.
Lightlife® Operations
In fiscal 2014, we completed the sale of the assets of the Lightlife® business for $54.7 million in cash. This business produced and sold vegetarian-based burgers, hot dogs, and other meatless frozen and refrigerated items. The results of this business were previously reflected in the Consumer Foods segment. We reflected the results of these operations as discontinued operations for all periods presented. We recognized a pre-tax gain of $32.1 million ($19.8 million after-tax) on the sale of this business in fiscal 2014. Loss from operations of discontinued operations before income taxes and income tax benefit for fiscal 2015 related to the Lightlife® business were $0.7 million and $0.3 million, respectively. Net sales, income from operations of discontinued operations before income taxes, and income tax expense for fiscal 2014 related to the Lightlife® business were $11.2 million, $1.9 million, and $14.9 million, respectively.
Other Assets Held for Sale
During late fiscal 2016 and early fiscal 2017, we announced the agreements to sell Spicetec and JM Swank, parts of our Commercial segment. We expect to realize net proceeds from the sales in early fiscal 2017 of $316.5 million and $162.4 million, respectively. The assets and liabilities of these businesses have been reclassified as assets and liabilities held for sale within our Consolidated Balance Sheets for all periods presented.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 29, 2016, May 31, 2015, and May 25, 2014
(columnar dollars in millions except per share amounts)

The assets and liabilities classified as held for sale reflected in our Consolidated Balance Sheets related to the Spicetec and JM Swank businesses were as follows:

	May 29, 2016	May 31, 2015
Spicetec:
Current assets	$43.3	$38.0
Noncurrent assets (including goodwill of $102.4 million)	145.9	148.2
Current liabilities	10.3	14.7
Noncurrent liabilities	1.2	1.6
Swank:
Current assets	$73.7	$66.6
Noncurrent assets (including goodwill of $52.5 million)	73.0	74.3
Current liabilities	44.3	48.0
Noncurrent liabilities	0.4	0.4
In addition, we are actively marketing certain other long-lived assets. These assets have been reclassified as assets held for sale within our Consolidated Balance Sheets for all periods presented. These assets were held within our Corporate and Consumer Foods segments, respectively. The balance of these noncurrent assets classified as held for sale was $6.9 million and $16.7 million at May 29, 2016 and May 31, 2015, respectively.

7. INVESTMENTS IN JOINT VENTURES
In the first quarter of fiscal 2015, the Company, Cargill, and CHS, completed the formation of Ardent Mills. In connection with the formation, we contributed all of the assets of ConAgra Mills, our milling operations, including $49.0 million of cash, to Ardent Mills, we received a 44% ownership interest in Ardent Mills, and Ardent Mills distributed $391.4 million in cash to us as a return of capital. The contribution of the assets of ConAgra Mills in exchange for a non-controlling interest in the newly formed joint venture was required to be accounted for at fair value, and accordingly, we recognized a gain of $625.6 million ($379.6 million after-tax) in fiscal 2015 in income from discontinued operations, to reflect the excess of the fair value of our interest over its carrying value at the time of the transfer. As part of the formation of Ardent Mills, in the fourth quarter of fiscal 2014, pursuant to an agreement with the U.S. Department of Justice, we sold three flour milling facilities to Miller Milling Company LLC for $163.0 million. We received the cash proceeds from the sale of these flour milling facilities in the first quarter of fiscal 2015. In the first quarter of fiscal 2015, we used the net cash proceeds from the Ardent Mills transaction to repay debt. The business results were previously reflected in the Commercial Foods segment. The operating results of our legacy milling business, including the disposition of three mills aforementioned, are included as discontinued operations within our Consolidated Statement of Operations.
We recognized the 44% ownership interest in Ardent Mills at fair value, as of the date of the formation of the joint venture. We now recognize our proportionate share of the earnings of Ardent Mills under the equity method of accounting within results of continuing operations. Due to differences in fiscal reporting periods, we recognized the equity method earnings on a lag of approximately one month; and as a result, we recognized only 11 months of earnings from Ardent Mills in fiscal 2015. The carrying value of our Ardent Mills equity method investment at the end of fiscal 2016 and 2015 was $732.8 million and $708.4 million, respectively.
We also have potato joint ventures in our Commercial Foods segment and other equity method investments in our Consumer Foods segment. We recognized a gain of $17.7 million in fiscal 2016 related to the settlement of a pension plan of an international potato venture, classified within equity method investment earnings.
The total carrying value of our equity method investments at the end of fiscal 2016 and 2015 was $910.8 million and $853.0 million, respectively. These amounts are included in Other assets.
In fiscal 2016, we had sales to and purchases from our equity method investments of $16.6 million and $90.8 million, respectively. Total dividends received from equity method investments in fiscal 2016 were $78.3 million.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 29, 2016, May 31, 2015, and May 25, 2014
(columnar dollars in millions except per share amounts)

In fiscal 2015, we had sales to and purchases from our equity method investments of $9.5 million and $98.0 million, respectively. Total dividends received from equity method investments in fiscal 2015 were $91.3 million.
We entered into transition services agreements in connection with the Ardent Mills formation and recognized $9.7 million and $14.1 million of income for the performance of transition services during fiscal 2016 and 2015, respectively, classified within Selling, general and administrative expenses.
Summarized combined financial information for our equity method investments on a 100% basis is as follows:

	2016	2015
Net Sales:
Ardent Mills	$3,395.3	$3,299.2
Potato joint ventures	917.3	872.1
Others	167.2	167.3
Total net sales	$4,479.8	$4,338.6
Gross margin:
Ardent Mills	339.2	365.3
Potato joint ventures	167.0	171.7
Others	32.8	33.3
Total gross margin	539.0	570.3
Earnings after income taxes:
Ardent Mills	$142.9	$173.5
Potato joint ventures	101.3	99.8
Others	6.4	6.1
Total earnings after income taxes	$250.6	$279.4

	May 29, 2016	May 31, 2015
Ardent Mills:
Current assets	$988.4	$1,080.3
Noncurrent assets	1,695.3	1,692.5
Current liabilities	507.7	415.3
Noncurrent liabilities	545.0	649.5
Potato joint ventures:
Current assets	$304.8	$285.3
Noncurrent assets	294.8	193.0
Current liabilities	202.2	151.8
Noncurrent liabilities	81.7	47.1
Others:
Current assets	$80.8	$73.1
Noncurrent assets	10.5	10.8
Current liabilities	51.0	42.2
Noncurrent liabilities	—	—

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 29, 2016, May 31, 2015, and May 25, 2014
(columnar dollars in millions except per share amounts)

8. VARIABLE INTEREST ENTITIES
Variable Interest Entities Consolidated
We own a 49.99% interest in Lamb Weston BSW, LLC ("Lamb Weston BSW"), a potato processing venture with Ochoa Ag Unlimited Foods, Inc. ("Ochoa"). We provide all sales and marketing services to Lamb Weston BSW. Under certain circumstances, we could be required to compensate Ochoa for lost profits resulting from significant production shortfalls ("production shortfalls"). Commencing on June 1, 2018, or on an earlier date under certain circumstances, we have a contractual right to purchase the remaining equity interest in Lamb Weston BSW from Ochoa (the "call option"). We are currently subject to a contractual obligation to purchase all of Ochoa's equity investment in Lamb Weston BSW at the option of Ochoa (the "put option"). The purchase prices under the call option and the put option (the "options") are based on the book value of Ochoa's equity interest at the date of exercise, as modified by an agreed-upon rate of return for the holding period of the investment balance. The agreed-upon rate of return varies depending on the circumstances under which any of the options are exercised. As of May 29, 2016, the price at which Ochoa had the right to put its equity interest to us was $47.4 million. This amount is presented within other noncurrent liabilities in our Consolidated Balance Sheets. We have determined that Lamb Weston BSW is a variable interest entity and that we are the primary beneficiary of the entity. Accordingly, we consolidate the financial statements of Lamb Weston BSW.
At May 31, 2015, we held a promissory note from Lamb Weston BSW with a balance of $36.1 million. The promissory note and accrued interest was repaid in full during the third quarter of fiscal 2016. In addition, as of May 31, 2015, we provided lines of credit of up to $15.0 million to Lamb Weston BSW which were terminated in the third quarter of fiscal 2016. The amounts owed by Lamb Weston BSW to the Company as of May 31, 2015 were not reflected in our Consolidated Balance Sheet, as they were eliminated in consolidation.
During the third quarter of fiscal 2016, Lamb Weston BSW issued a $30.0 million promissory note with a financial institution. The note includes a $23.0 million fixed rate loan segment with interest at 4.34% and a $7.0 million variable rate loan segment with interest at LIBOR plus an applicable margin ranging from 1.90% to 2.30%, payable in semi-annual installments through fiscal 2032. Lamb Weston BSW also issued a $10.0 million revolving note with interest at LIBOR plus an applicable margin ranging from 1.75% to 2.00% that matures in June 2021. As of May 29, 2016, Lamb Weston BSW had $1.0 million outstanding against this revolving note.
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

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 29, 2016, May 31, 2015, and May 25, 2014
(columnar dollars in millions except per share amounts)

Due to the consolidation of these variable interest entities, we reflected the following in our Consolidated Balance Sheets:

	May 29, 2016	May 31, 2015
Cash and cash equivalents	$4.3	$13.7
Receivables, less allowance for doubtful accounts	0.1	0.2
Inventories	1.2	1.3
Prepaid expenses and other current assets	0.4	0.3
Property, plant and equipment, net	52.2	53.2
Goodwill	18.8	18.8
Brands, trademarks and other intangibles, net	5.2	6.0
Total assets	$82.2	$93.5
Notes payable	$1.0	$—
Current installments of long-term debt	0.5	—
Accounts payable	10.9	16.9
Accrued payroll	0.8	0.7
Other accrued liabilities	0.9	0.6
Senior long-term debt, excluding current installments	29.5	—
Other noncurrent liabilities (minority interest)	32.2	31.3
Total liabilities	$75.8	$49.5
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
We hold a 50% interest in Lamb Weston RDO, a potato processing venture (see Note 7). We provide all sales and marketing services to Lamb Weston RDO. We receive a fee for these services based on a percentage of the net sales of the venture. We reflect the value of our ownership interest in this venture in other assets in our Consolidated Balance Sheets, based upon the equity method of accounting. The balance of our investment was $16.9 million and $14.6 million at May 29, 2016 and May 31, 2015, respectively, representing our maximum exposure to loss as a result of our involvement with this venture. The capital structure of Lamb Weston RDO includes owners' equity of $33.9 million and term borrowings from banks of $41.1 million as of May 29, 2016. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this venture.
We lease certain office buildings from entities that we have determined to be variable interest entities. The lease agreements with these entities include fixed-price purchase options for the assets being leased. The lease agreements also contain contingent put options (the “lease put options”) that allow the lessors to require us to purchase the buildings at the greater of original construction cost, or fair market value, without a lease agreement in place (the “put price”) in certain limited circumstances. As a result of substantial impairment charges related to our Private Brands operations, these lease put options are exercisable now and remain exercisable until generally 30 days after the end of the respective lease agreements. We are amortizing the difference between the estimated put price and the estimated fair value (without a lease agreement in place) of each respective property over the remaining respective lease term within selling, general and administrative expenses. As of May 29, 2016, the estimated amount by which the put prices exceeded the fair values of the related properties was $58.5 million, of which we have accrued $9.3 million. As these buildings are worth considerably more when under lease agreements than when vacant, we may be able to mitigate some, or all of the financial exposure created by the put options by maintaining active lease agreements and/or by subleasing the buildings to credit worthy tenants. We do not expect to ultimately incur material financial

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 29, 2016, May 31, 2015, and May 25, 2014
(columnar dollars in millions except per share amounts)

losses as a result of the potential exercise of the lease put options by the lessors. These leases are accounted for as operating leases, and accordingly, there are no material assets or liabilities, other than the accrued portion of the put price, associated with these entities included in our Consolidated Balance Sheets. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of these entities. In making this determination, we have considered, among other items, the terms of the lease agreements, the expected remaining useful lives of the assets leased, and the capital structure of the lessor entities.

9. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
The change in the carrying amount of goodwill for fiscal 2016 and 2015 was as follows:

	Consumer Foods	Commercial Foods	Total
Balance as of May 25, 2014	$3,850.9	$697.7	$4,548.6
Impairment	(20.9)	—	(20.9)
Acquisitions	20.0	23.8	43.8
Currency translation and purchase accounting adjustments	(25.4)	(1.5)	(26.9)
Balance as of May 31, 2015	$3,824.6	$720.0	$4,544.6
Currency translation	(9.8)	(1.0)	(10.8)
Balance as of May 29, 2016	$3,814.8	$719.0	$4,533.8
Other identifiable intangible assets were as follows:

	2016		2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$857.9	$—	$915.4	$—
Amortizing intangible assets	584.0	165.1	489.6	132.5
	$1,441.9	$165.1	$1,405.0	$132.5
During fiscal 2015, we recorded charges totaling $20.9 million for the impairment of goodwill in the portion of the business we retained from the Private Brands segment that is now included in the Grocery reporting unit of the Consumer Foods segment.
During fiscal 2014, we recorded a $9.0 million charge for the impairment of goodwill in the portion of the business we retained from the Private Brands segment that is now included in our Grocery reporting unit of the Consumer Foods segment.
In fiscal 2016, we elected to perform a quantitative impairment test for indefinite lived intangibles.During fiscal 2016, we recognized impairment charges of $50.1 million in our Consumer Foods segment for our Chef Boyardee® brand.
In fiscal 2015 and 2014, we also elected to perform a quantitative impairment test for indefinite lived intangibles. During fiscal 2015, we recognized impairment charges of $4.8 million in our Consumer Foods segment for our Poppycock® brand.
During fiscal 2014, we recognized impairment charges of $72.7 million in our Consumer Foods segment, primarily for our Chef Boyardee® brand. We also recognized a $3.2 million impairment charge for an amortizable technology license in Corporate expenses in fiscal 2014.
See Note 6 for a discussion of impairments related to discontinued operations.
Amortizing intangible assets, carrying a remaining weighted average life of approximately 16 years, are principally composed of customer relationships, licensing arrangements, and intellectual property. For fiscal 2016, 2015, and 2014, we recognized amortization expense of $36.7 million, $28.8 million, and $28.9 million, respectively. Based on amortizing assets recognized in our Consolidated Balance Sheet as of May 29, 2016, amortization expense is estimated to average $35.6 million

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 29, 2016, May 31, 2015, and May 25, 2014
(columnar dollars in millions except per share amounts)

for each of the next five years, with a high expense of $36.8 million in fiscal year 2017 and decreasing to a low expense of $34.8 million in fiscal year 2021.
In the first quarter of fiscal 2016, we entered into an agreement for the use of certain intellectual property and recorded an amortizing intangible asset of $92.8 million, of which only $10.4 million was a cash payment made in the first quarter of fiscal 2016. Remaining payments will be made over a six-year period.

10. EARNINGS PER SHARE
Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock unit awards, and other dilutive securities.
The following table reconciles the income and average share amounts used to compute both basic and diluted earnings per share:

	2016	2015	2014
Net income (loss) available to ConAgra Foods, Inc. common stockholders:
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$484.9	$748.5	$613.2
Loss from discontinued operations, net of tax, attributable to ConAgra Foods, Inc. common stockholders	(1,161.9)	(1,001.1)	(310.1)
Net income (loss) attributable to ConAgra Foods, Inc. common stockholders	$(677.0)	$(252.6)	$303.1
Less: Increase in redemption value of noncontrolling interests in excess of earnings allocated	4.8	1.7	1.7
Net income (loss) available to ConAgra Foods, Inc. common stockholders	$(681.8)	$(254.3)	$301.4
Weighted average shares outstanding:
Basic weighted average shares outstanding	434.4	426.1	421.3
Add: Dilutive effect of stock options, restricted stock unit awards, and other dilutive securities	4.1	5.2	6.2
Diluted weighted average shares outstanding	438.5	431.3	427.5
For fiscal 2016, 2015, and 2014, there were 0.4 million, 3.3 million, and 3.1 million stock options outstanding, respectively, that were excluded from the computation of shares contingently issuable upon exercise of the stock options because exercise prices exceeded the average market value of our common stock during the period.

11. INVENTORIES
The major classes of inventories were as follows:

	May 29, 2016	May 31, 2015
Raw materials and packaging	$300.5	$364.0
Work in process	119.4	125.3
Finished goods	1,082.9	1,073.1
Supplies and other	79.3	80.2
Total	$1,582.1	$1,642.6

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 29, 2016, May 31, 2015, and May 25, 2014
(columnar dollars in millions except per share amounts)

12. OTHER NONCURRENT LIABILITIES
Other noncurrent liabilities consisted of:

	May 29, 2016	May 31, 2015
Postretirement health care and pension obligations	$1,147.8	$769.9
Noncurrent income tax liabilities	491.7	850.0
Self-insurance liabilities	61.0	67.0
Environmental liabilities (see Note 17)	55.8	55.0
Accrued legal settlement costs (see Note 17)	108.9	—
Technology agreement liability (see Note 9)	84.5	—
Other	302.9	266.0
	2,252.6	2,007.9
Less current portion	(108.5)	(92.0)
	$2,144.1	$1,915.9

13. CAPITAL STOCK
We have authorized shares of preferred stock as follows:
Class B—$50 par value; 150,000 shares
Class C—$100 par value; 250,000 shares
Class D—without par value; 1,100,000 shares
Class E—without par value; 16,550,000 shares
There were no preferred shares issued or outstanding as of May 29, 2016.
We have repurchased our shares of common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board of Directors. In December 2011, our Board of Directors approved a $750.0 million increase to the share repurchase program. We repurchased 1.4 million shares of our common stock for approximately $50.0 million and 2.9 million shares of our common stock for approximately $100.0 million in fiscal 2015 and 2014, respectively, under this program.

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
On September 19, 2014, the stockholders approved the ConAgra Foods 2014 Stock Plan, which authorized the issuance of up to 30.0 million shares of ConAgra Foods common stock as well as certain shares of stock subject to outstanding awards under predecessor stock plans that expire, lapse, are cancelled, terminated, forfeited or otherwise become unexercisable. At May 29, 2016, approximately 30.2 million shares were reserved for granting additional options, restricted stock units, cash-settled restricted stock units, performance shares, or other share-based awards.
All amounts below are of continuing and discontinued operations.
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
Fiscal Years Ended May 29, 2016, May 31, 2015, and May 25, 2014
(columnar dollars in millions except per share amounts)

The fair value of each option is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted:

	2016	2015	2014
Expected volatility (%)	17.88	17.45	21.13
Dividend yield (%)	2.74	3.10	3.24
Risk-free interest rates (%)	1.60	1.58	1.37
Expected life of stock option (years)	4.96	4.92	4.91
The expected volatility is based on the historical market volatility of our stock over the expected life of the stock options granted. The expected life represents the period of time that the awards are expected to be outstanding and is based on the contractual term of each instrument, taking into account employees’ historical exercise and termination behavior.
A summary of the option activity as of May 29, 2016 and changes during the fiscal year then ended is presented below:

Options	Number of Options (in Millions)	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at May 31, 2015	15.5	$28.28
Granted	1.6	$43.14
Exercised	(8.8)	$24.19		$165.6
Forfeited	(1.2)	$35.63
Expired	—	$—
Outstanding at May 29, 2016	7.1	$33.11	6.73	$234.1
Exercisable at May 29, 2016	4.0	$30.21	5.47	$119.9
We recognize compensation expense using the straight-line method over the requisite service period. During fiscal 2016, 2015, and 2014, the Company granted 1.6 million options, 4.4 million options, and 3.6 million options, respectively, with a weighted average grant date value of $5.08, $3.36, and $4.71, respectively. The total intrinsic value of options exercised was $165.6 million, $69.5 million, and $46.9 million for fiscal 2016, 2015, and 2014, respectively. The closing market price of our common stock on the last trading day of fiscal 2016 was $45.29 per share.
Compensation expense for stock option awards totaled $9.4 million, $12.4 million, and $15.3 million for fiscal 2016, 2015, and 2014, respectively. Included in the compensation expense for stock option awards for fiscal 2016, 2015, and 2014 was $1.0 million, $1.4 million, and $2.7 million, respectively, related to stock options granted by a subsidiary in the subsidiary's shares to the subsidiary's employees. The tax benefit related to the stock option expense for fiscal 2016, 2015, and 2014 was $3.6 million, $4.8 million, and $5.7 million, respectively.
At May 29, 2016, we had $6.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over a weighted average period of 1.3 years.
Cash received from option exercises for the fiscal years ended May 29, 2016, May 31, 2015, and May 25, 2014 was $228.7 million, $150.2 million, and $104.6 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $57.3 million, $26.7 million, and $17.4 million for fiscal 2016, 2015, and 2014, respectively.
Share Unit Plans
In accordance with stockholder-approved plans, we issue stock under various stock-based compensation arrangements, including restricted stock units, cash-settled restricted stock units, and other share-based awards (“share units”). These awards generally have requisite service periods of three years. Under each arrangement, stock is issued without direct cost to the employee. We estimate the fair value of the share units based upon the market price of our stock at the date of grant. Certain share unit grants do not provide for the payment of dividend equivalents to the participant during the requisite service period (vesting period). For those grants, the value of the grants is reduced by the net present value of the foregone dividend equivalent

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 29, 2016, May 31, 2015, and May 25, 2014
(columnar dollars in millions except per share amounts)

payments. We recognize compensation expense for share unit awards on a straight-line basis over the requisite service period. All cash-settled restricted stock units are marked-to-market and presented within other current and noncurrent liabilities in our Consolidated Balance Sheets. The compensation expense for our stock-settled share unit awards totaled $25.1 million, $21.0 million, and $26.1 million for fiscal 2016, 2015, and 2014, respectively. The tax benefit related to the stock-settled share unit award compensation expense for fiscal 2016, 2015, and 2014 was $9.6 million, $8.1 million, and $9.8 million, respectively. The compensation expense for our cash-settled share unit awards totaled $33.9 million, $29.2 million, and $12.4 million for fiscal 2016, 2015, and 2014, respectively. The tax benefit related to the cash-settled share unit award compensation expense for fiscal 2016, 2015, and 2014 was $13.0 million, $11.2 million, and $4.6 million, respectively.
The following table summarizes the nonvested share units as of May 29, 2016 and changes during the fiscal year then ended:

	Stock-settled		Cash-settled
Share Units	Share Units (in millions)	Weighted Average Grant-Date Fair Value	Share Units (in millions)	Weighted Average Grant-Date Fair Value
Nonvested share units at May 31, 2015	2.16	$31.20	2.17	$30.74
Granted	1.04	$43.64	0.79	$44.48
Vested/Issued	(1.12)	$29.29	(1.02)	$28.25
Forfeited	(0.54)	$37.74	(0.48)	$37.98
Nonvested share units at May 29, 2016	1.54	$38.67	1.46	$37.53
During fiscal 2016, 2015, and 2014, we granted 1.0 million, 0.9 million, and 0.9 million stock-settled share units, respectively, with a weighted average grant date value of $43.64, $31.71, and $36.22, respectively. During fiscal 2016, 2015, and 2014, we granted 0.8 million, 0.9 million, and 0.8 million cash-settled share units, respectively, with a weighted average grant date value of $44.48, $30.89, and $36.89, respectively.
The total intrinsic value of stock-settled share units vested was $48.8 million, $46.6 million, and $46.4 million during fiscal 2016, 2015, and 2014, respectively. The total intrinsic value of cash-settled share units vested was $44.9 million and $1.6 million during fiscal 2016 and 2015, respectively.
At May 29, 2016, we had $22.5 million and $21.7 million of total unrecognized compensation expense, net of estimated forfeitures, that will be recognized over a weighted average period of 2.0 years and 1.7 years, related to stock-settled share unit awards and cash-settled share unit awards, respectively.
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

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 29, 2016, May 31, 2015, and May 25, 2014
(columnar dollars in millions except per share amounts)

A summary of the activity for performance share awards as of May 29, 2016 and changes during the fiscal year then ended is presented below:

Performance Shares	Shares (in Millions)	Weighted Average Grant-Date Fair Value
Nonvested performance shares at May 31, 2015	1.06	$29.74
Granted	0.27	$41.70
Adjustments for performance results attained and dividend equivalents	(0.11)	$24.94
Vested/Issued	(0.29)	$24.92
Forfeited	(0.18)	$33.62
Nonvested performance shares at May 29, 2016	0.75	$36.09
The compensation expense for our performance share awards totaled $14.2 million, $5.7 million, and $6.5 million for fiscal 2016, 2015, and 2014, respectively. The tax benefit related to the compensation expense for fiscal 2016, 2015, and 2014 was $5.4 million, $2.2 million, and $2.4 million, respectively.
The total intrinsic value of share units vested (including shares paid in lieu of dividends) during fiscal 2016, 2015, and 2014 was $12.7 million, $13.9 million, and $10.4 million, respectively.
Based on estimates at May 29, 2016, the Company had $9.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to performance shares that will be recognized over a weighted average period of 1.6 years.
Accounting guidance requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow in our Consolidated Statement of Cash Flows. As a result, in fiscal 2016, 2015, and 2014, our net operating cash flows decreased and our net financing cash flows increased by approximately $51.3 million, $24.0 million, and $18.9 million, respectively.

15. PRE-TAX INCOME AND INCOME TAXES
 Pre-tax income from continuing operations (including equity method investment earnings) consisted of the following:

	2016	2015	2014
United States	$629.1	$1,015.7	$704.4
Canada	20.3	36.6	42.9
Foreign - other	72.0	70.1	56.2
	$721.4	$1,122.4	$803.5

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 29, 2016, May 31, 2015, and May 25, 2014
(columnar dollars in millions except per share amounts)

The provision for income taxes included the following:

	2016	2015	2014
Current
Federal	$338.2	$284.6	$280.0
State	39.4	26.4	26.0
Canada	5.3	5.7	10.2
Foreign - other	15.2	23.4	10.9
	398.1	340.1	327.1
Deferred
Federal	(139.7)	22.7	(67.4)
State	(38.1)	6.1	(67.0)
Canada	(0.8)	1.1	1.0
Foreign - other	5.9	(7.9)	(15.4)
	(172.7)	22.0	(148.8)
	$225.4	$362.1	$178.3
Income taxes computed by applying the U.S. Federal statutory rates to income from continuing operations before income taxes are reconciled to the provision for income taxes set forth in the Consolidated Statements of Operations as follows:

	2016	2015	2014
Computed U.S. Federal income taxes	$252.5	$392.8	$281.2
State income taxes, net of U.S. Federal tax impact	1.2	22.1	10.9
Tax credits and domestic manufacturing deduction	(29.3)	(31.4)	(27.9)
Audit adjustments and settlements	(2.3)	—	(15.3)
Effect of taxes booked on foreign operations	(6.4)	(11.7)	(19.7)
Statute lapses on previously reserved items	(3.0)	(5.2)	(5.1)
Goodwill and intangible impairments	—	6.6	4.1
Change in legal structure and other state elections	—	—	(23.5)
Change in estimate related to tax methods used for certain international sales, federal credits, and state credits	6.0	(2.4)	(20.9)
Other	6.7	(8.7)	(5.5)
	$225.4	$362.1	$178.3
Income taxes paid, net of refunds, were $442.6 million, $283.7 million, and $223.9 million in fiscal 2016, 2015, and 2014, respectively.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 29, 2016, May 31, 2015, and May 25, 2014
(columnar dollars in millions except per share amounts)

 The tax effect of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

	May 29, 2016		May 31, 2015
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$—	$411.6	$—	$392.1
Goodwill, trademarks and other intangible assets	—	698.8	—	699.0
Accrued expenses	20.4	—	20.7	—
Compensation related liabilities	88.7	—	78.1	—
Pension and other postretirement benefits	437.6	—	290.9	—
Investment in unconsolidated subsidiaries	—	256.8	—	211.6
Other liabilities that will give rise to future tax deductions	147.5	—	109.0	—
Net capital and operating loss carryforwards	1,595.7	—	34.1	—
Other	78.3	10.0	71.0	63.1
	2,368.2	1,377.2	603.8	1,365.8
Less: Valuation allowance	(1,448.0)	—	(38.0)	—
Net deferred taxes	$920.2	$1,377.2	$565.8	$1,365.8
The liability for gross unrecognized tax benefits at May 29, 2016 was $38.4 million, excluding a related liability of $9.3 million for gross interest and penalties. Included in the balance at May 29, 2016 are $1.1 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. Any associated interest and penalties imposed would affect the tax rate. As of May 31, 2015, our gross liability for unrecognized tax benefits was $35.3 million, excluding a related liability of $9.5 million for gross interest and penalties. Included in the balance at May 31, 2015 are $1.7 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Interest and penalties recognized in the Consolidated Statement of Earnings was a benefit of $0.2 million in fiscal 2016, $0.4 million in fiscal 2015 and $1.3 million in fiscal 2014.
The net amount of unrecognized tax benefits at May 29, 2016 and May 31, 2015 that, if recognized, would favorably impact our effective tax rate was $21.3 million and $23.1 million, respectively.
We accrue interest and penalties associated with uncertain tax positions as part of income tax expense.
We conduct business and file tax returns in numerous countries, states, and local jurisdictions. The U.S. Internal Revenue Service (“IRS”) has completed its audit for tax years through fiscal 2015 and all resulting significant items for fiscal 2015 and prior years have been settled with the IRS. Other major jurisdictions where we conduct business generally have statutes of limitations ranging from 3 to 5 years.
We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by up to $9.0 million over the next twelve months due to various Federal, state, and foreign audit settlements and the expiration of statutes of limitations.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 29, 2016, May 31, 2015, and May 25, 2014
(columnar dollars in millions except per share amounts)

The change in the unrecognized tax benefits for the year ended May 29, 2016 was:

Beginning balance on May 31, 2015	$35.3
Increases from positions established during prior periods	1.9
Decreases from positions established during prior periods	(2.3)
Increases from positions established during the current period	11.4
Decreases relating to settlements with taxing authorities	(4.0)
Reductions resulting from lapse of applicable statute of limitation	(3.5)
Other adjustments to liability	(0.4)
Ending balance on May 29, 2016	$38.4
We have approximately $87.0 million of foreign net operating loss carryforwards ($65.3 million will expire between fiscal 2017 and 2037 and $22.0 million have no expiration dates) and $13.3 million of Federal net operating loss carryforwards which expire between fiscal 2027 and 2031. Federal capital loss carryforwards related to the private brands divestiture of approximately $4.0 billion will expire in fiscal 2021. Included in net deferred tax liabilities are $43.9 million of tax effected state net operating loss carryforwards that expire in various years ranging from fiscal 2017 to 2036 and included in net deferred tax assets are $202.7 million of tax effected state capital loss carryforwards related to the divestiture of private brands, the vast majority of which expire in fiscal 2021. Substantially all of our foreign tax credits will expire in fiscal 2025. State tax credits of approximately $21.4 million will expire in various years ranging from fiscal 2017 to 2020. Preliminary estimates of the deferred tax asset associated with the capital loss carryforwards were reduced by $55.1 million for Federal and increased by $5.1 million for state as refinements were made to the detailed tax computations in the fourth quarter. Further adjustments may result from changes in tax attributes based upon contract terms of the private brands sale and review of this transaction by the tax authorities. Any such adjustments are expected to be immaterial.
We have recognized a valuation allowance for the portion of the net operating loss carryforwards, tax credit carryforwards, and other deferred tax assets we believe are not more likely than not to be realized. The net impact on income tax expense related to changes in the valuation allowance for fiscal 2016 was expense of $1.4 billion. For fiscal 2015 and 2014, changes in the valuation allowance were a benefit of $1.4 million and a benefit of $2.0 million, respectively. The fiscal 2016 change principally relates to a full valuation being set up on the capital gain generated from the private brands disposition, less $147.3 million that was released in the fourth quarter of fiscal 2016 due to the impending Spicetec and JM Swank dispositions.
As of May 29, 2016, undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $540 million. Those earnings are considered to be indefinitely reinvested and accordingly, no U.S. federal income taxes have been provided thereon. We have not provided U.S. deferred taxes on cumulative earnings of non-U.S. affiliates and associated companies that the Company considers to be reinvested indefinitely. It is not practicable to estimate the amount of U.S. income taxes that would be incurred in the event that we were to repatriate the cumulative earnings of non-U.S. affiliates and associated companies. Deferred taxes are provided for earnings of non-U.S. affiliates and associated companies when we determine that such earnings are no longer indefinitely reinvested.

16. OPERATING LEASES
We lease certain facilities, land, and transportation equipment under agreements that expire at various dates. Rent expense under all operating leases from continuing operations was $153.7 million, $151.6 million, and $156.4 million in fiscal 2016, 2015, and 2014, respectively.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 29, 2016, May 31, 2015, and May 25, 2014
(columnar dollars in millions except per share amounts)

A summary of non-cancellable operating lease commitments for fiscal years following May 29, 2016, was as follows:

2017	$64.8
2018	57.5
2019	44.5
2020	30.0
2021	21.1
Later years	119.9
$337.8

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
The environmental proceedings associated with Beatrice include litigation and administrative proceedings involving Beatrice's status as a potentially responsible party at 37 Superfund, proposed Superfund, or state-equivalent sites. These sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. Beatrice has paid or is in the process of paying its liability share at 33 of these sites. Reserves for these matters have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The accrual for Beatrice-related environmental matters totaled $54.0 million as of May 29, 2016, a majority of which relates to the Superfund and state-equivalent sites referenced above. We expect expenditures for Beatrice-related environmental matters to continue for up to 18 years.
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
We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At May 29, 2016, the amount

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 29, 2016, May 31, 2015, and May 25, 2014
(columnar dollars in millions except per share amounts)

of supplier loans we have effectively guaranteed was $40.5 million. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.
Federal income tax credits were generated related to our sweet potato production facility in Delhi, Louisiana. Third parties invested in these income tax credits. We have guaranteed these third parties the face value of these income tax credits over their statutory lives, through fiscal 2017, in the event that the income tax credits are recaptured or reduced. The face value of the income tax credits was $26.7 million as of May 29, 2016. We believe the likelihood of recapture or reduction of the income tax credits is remote, and therefore we have not established a liability in connection with these guarantees.
We are a party to a number of lawsuits and claims arising out of our ongoing business operations. Among these, there are lawsuits, claims, and matters related to the February 2007 recall of our peanut butter products. Among the matters outstanding during fiscal 2016 related to the peanut butter recall was an investigation by the U.S. Attorney's office in Georgia and the Consumer Protection Branch of the Department of Justice into the 2007 recall. Just prior to the end of fiscal 2015, we negotiated a resolution of this matter, which resulted in an executed plea agreement pursuant to which ConAgra Grocery Products will plead guilty to a single misdemeanor violation of the Food, Drug & Cosmetics Act. If the plea is accepted by the U.S. District Court for the Middle District of Georgia, the government’s investigation into the 2007 recall will conclude and ConAgra Grocery Products will make payments totaling $11.2 million to the federal government. Expenses related to this payment were accrued in previous periods. During fiscal 2013 and 2012, we recognized charges of $7.5 million and $17.5 million, respectively, in connection with this matter. During the fourth quarter of fiscal 2014, we reduced our accrual by $6.7 million. During the first quarter of fiscal 2015, we further reduced our accrual by $5.8 million and further reduced it by $1.2 million in the second quarter of fiscal 2015, based on ongoing discussions with the U.S. Attorney's office and the Department of Justice. The plea agreement is subject to Court approval, which will be sought along with the formal sentencing process in the coming months.
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
We hold a 50% ownership interest in Lamb-Weston/Meijer, V.O.F. (“Lamb Weston Meijer”), a Netherlands joint venture, headquartered in the Netherlands, that manufactures and sells frozen potato products principally in Europe. We and our partner are jointly and severally liable for all legal liabilities of Lamb Weston Meijer. As of May 29, 2016 and May 31, 2015, the total liabilities of Lamb Weston Meijer were $203.7 million and $129.1 million, respectively. Lamb Weston Meijer is well capitalized, with partners’ equity of $284.5 million and $255.9 million as of May 29, 2016 and May 31, 2015, respectively. We have not established a liability on our balance sheets for the obligations of Lamb Weston Meijer, as we have determined the likelihood of any required payment by us to settle such liabilities of Lamb Weston Meijer is remote.
We lease certain office buildings from entities that we have determined to be variable interest entities. The lease agreements contain put options exercisable now and remain exercisable until generally 30 days after the end of the respective lease agreements, that allow the lessors to require us to purchase the buildings at the greater of original construction cost, or fair market value, without a lease in place. We have financial exposure with respect to these entities in the event we are required to purchase the leased buildings for a price in excess of the then current fair value under the applicable lease purchase options. We are amortizing the difference between the estimated put price and the estimated fair value (without a lease agreement in place) of each respective property over the remaining respective lease term within selling, general, and administrative expenses. As of May 29, 2016, the estimated amount by which the put prices exceeded the fair values of the related properties was $58.5 million, of which we have accrued $9.3 million. As these buildings are worth considerably more when under lease agreements than when vacant, we may be able to mitigate some, or all, of the related financial exposure created by the put options by maintaining active lease agreements and/or by subleasing the buildings to credit worthy tenants. We do not expect to ultimately incur material financial losses as a result of the potential exercise of the lease put options by the lessors.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 29, 2016, May 31, 2015, and May 25, 2014
(columnar dollars in millions except per share amounts)

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
Commodity and commodity index futures and option contracts are used from time to time to economically hedge commodity input prices on items such as natural gas, vegetable oils, proteins, packaging materials, dairy, grains, and electricity. Generally, we economically hedge a portion of our anticipated consumption of commodity inputs for periods of up to 36 months. We may enter into longer-term economic hedges on particular commodities, if deemed appropriate. As of May 29, 2016, we had economically hedged certain portions of our anticipated consumption of commodity inputs using derivative instruments with expiration dates through January 2017.
In order to reduce exposures related to changes in foreign currency exchange rates, we enter into forward exchange, option, or swap contracts from time to time for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of May 29, 2016, we had economically hedged certain portions of our foreign currency risk in anticipated transactions using derivative instruments with expiration dates through May 2017.
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
Derivatives Designated as Fair Value Hedges
During fiscal 2014, we entered into interest rate swap contracts to hedge the fair value of certain of our senior long-term debt instruments maturing in fiscal 2019 and 2020. These contracts, with a total notional amount of $500 million, effectively converted interest on this debt from fixed rate to floating rate. We designated these interest rate swap contracts as fair value hedges of the debt instruments. During fiscal 2015, we terminated the interest rate swap contracts and received proceeds of $21.9 million. The proceeds include $3.9 million of accrued interest from the interest rate swap contract, gains of $5.4 million representing the change in fair value of the interest rate swap contracts (the ineffective portion of the hedge) recognized within selling, general and administrative expenses, and $12.6 million of cumulative adjustment to the fair value of the debt instruments that were hedged (the effective portion of the hedge), that will be amortized as a reduction to interest expense over the remaining life of the debt instruments through fiscal 2020. The unamortized amount of the deferred gain was $6.6 million at May 29, 2016. The portion written off related to the third quarter of fiscal 2016 tender offers totaled $3.0 million (see Note 4).
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

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 29, 2016, May 31, 2015, and May 25, 2014
(columnar dollars in millions except per share amounts)

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
All derivative instruments are recognized on the Consolidated Balance Sheets at fair value (refer to Note 20 for additional information related to fair value measurements). The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. In accordance with generally accepted accounting principles, we offset certain derivative asset and liability balances, as well as certain amounts representing rights to reclaim cash collateral and obligations to return cash collateral, where master netting agreements provide for legal right of setoff. At May 29, 2016 and May 31, 2015 amounts representing a right to reclaim cash collateral of $0.3 million and $5.9 million, respectively, were included in prepaid expenses and other current assets in our Consolidated Balance Sheets.
Derivative assets and liabilities and amounts representing a right to reclaim cash collateral or obligation to return cash collateral were reflected in our Consolidated Balance Sheets as follows:

	May 29, 2016	May 31, 2015
Prepaid expenses and other current assets	$26.1	$32.2
Other accrued liabilities	0.7	14.2

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 29, 2016, May 31, 2015, and May 25, 2014
(columnar dollars in millions except per share amounts)

The following table presents our derivative assets and liabilities, at May 29, 2016, on a gross basis, prior to the setoff of $1.8 million to total derivative assets and $2.1 million to total derivative liabilities where legal right of setoff existed:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Prepaid expenses and other current assets	$6.5	Other accrued liabilities	$2.3
Foreign exchange contracts	Prepaid expenses and other current assets	21.4	Other accrued liabilities	0.2
Other	Prepaid expenses and other current assets	—	Other accrued liabilities	0.3
Total derivatives not designated as hedging instruments		$27.9		$2.8
Total derivatives		$27.9		$2.8
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
The location and amount of gains (losses) from derivatives not designated as hedging instruments in our Consolidated Statements of Operations were as follows:

	For the Fiscal Year Ended May 29, 2016
Derivatives Not Designated as Hedging Instruments	Location in Consolidated Statement of Operations of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized on Derivatives in Consolidated Statement of Operations
Commodity contracts	Cost of goods sold	$(13.4)
Foreign exchange contracts	Cost of goods sold	1.5
Foreign exchange contracts	Selling, general and administrative expense	2.9
Total loss from derivative instruments not designated as hedging instruments		$(9.0)

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 29, 2016, May 31, 2015, and May 25, 2014
(columnar dollars in millions except per share amounts)

	For the Fiscal Year Ended May 31, 2015
Derivatives Not Designated as Hedging Instruments	Location in Consolidated Statement of Operations of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized on Derivatives in Consolidated Statement of Operations
Commodity contracts	Cost of goods sold	$(80.5)
Foreign exchange contracts	Cost of goods sold	1.3
Foreign exchange contracts	Selling, general and administrative expense	10.3
Interest rate contracts	Selling, general and administrative expense	(1.4)
Total loss from derivative instruments not designated as hedging instruments		$(70.3)

	For the Fiscal Year Ended May 25, 2014
Derivatives Not Designated as Hedging Instruments	Location in Consolidated Statement of Operations of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized on Derivatives in Consolidated Statement of Operations
Commodity contracts	Cost of goods sold	$18.9
Foreign exchange contracts	Cost of goods sold	1.9
Commodity contracts	Selling, general and administrative expense	7.9
Foreign exchange contracts	Selling, general and administrative expense	(54.9)
Total loss from derivative instruments not designated as hedging instruments		$(26.2)
As of May 29, 2016, our open commodity contracts had a notional value (defined as notional quantity times market value per notional quantity unit) of $107.5 million and $55.1 million for purchase and sales contracts, respectively. As of May 31, 2015, our open commodity contracts had a notional value of $554.9 million and $393.1 million for purchase and sales contracts, respectively. The notional amount of our foreign currency forward and cross currency swap contracts as of May 29, 2016 and May 31, 2015 was $120.0 million and $108.6 million, respectively.
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
At May 29, 2016, the maximum amount of loss due to the credit risk of the counterparties, had the counterparties failed to perform according to the terms of the contracts, was $21.4 million.

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
Fiscal Years Ended May 29, 2016, May 31, 2015, and May 25, 2014
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
The information below includes the activities of our continuing and discontinued operations.
The changes in benefit obligations and plan assets at May 29, 2016 and May 31, 2015 are presented in the following table.

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Change in Benefit Obligation
Benefit obligation at beginning of year	$4,092.2	$3,979.0	$235.4	$283.5
Service cost	93.8	88.5	0.4	0.6
Interest cost	159.8	161.3	7.5	9.9
Plan participants’ contributions	—	—	4.8	5.9
Amendments	2.0	0.7	—	(3.3)
Actuarial loss (gain)	(18.5)	35.7	0.6	(35.9)
Special termination benefits	25.6	6.9	—	—
Curtailments	(18.8)	—	—	—
Benefits paid	(168.2)	(176.7)	(21.9)	(24.3)
Currency	(1.0)	(3.2)	(0.2)	(1.0)
Business divestitures	(263.9)		(24.9)
Benefit obligation at end of year	$3,903.0	$4,092.2	$201.7	$235.4
Change in Plan Assets
Fair value of plan assets at beginning of year	$3,539.0	$3,546.0	$0.1	$0.3
Actual return on plan assets	(146.2)	178.6	—	(0.3)
Employer contributions	11.9	13.5	17.1	18.5
Plan participants’ contributions	—	—	4.8	5.9
Investment and administrative expenses	(22.0)	(18.8)	—	—
Benefits paid	(168.2)	(176.7)	(21.9)	(24.3)
Currency	(1.1)	(3.6)	—	—
Business divestitures	(254.0)	—	—	—
Fair value of plan assets at end of year	$2,959.4	$3,539.0	$0.1	$0.1

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 29, 2016, May 31, 2015, and May 25, 2014
(columnar dollars in millions except per share amounts)

The funded status and amounts recognized in our Consolidated Balance Sheets at May 29, 2016 and May 31, 2015 were:

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Funded Status	$(943.6)	$(553.2)	$(201.6)	$(235.3)
Amounts Recognized in Consolidated Balance Sheets
Other assets	$3.0	$20.5	$—	$—
Other accrued liabilities	(10.6)	(10.7)	(21.8)	(23.3)
Other noncurrent liabilities	(936.0)	(563.0)	(179.8)	(212.0)
Net Amount Recognized	$(943.6)	$(553.2)	$(201.6)	$(235.3)
Amounts Recognized in Accumulated Other Comprehensive (Income) Loss (Pre-tax)
Actuarial net loss	$373.0	$339.6	$23.9	$16.1
Net prior service cost (benefit)	13.4	14.2	(11.6)	(25.0)
Total	$386.4	$353.8	$12.3	$(8.9)
Weighted-Average Actuarial Assumptions Used to Determine Benefit Obligations at May 29, 2016 and May 31, 2015
Discount rate	3.83%	4.10%	3.18%	3.50%
Long-term rate of compensation increase	3.66%	3.70%	N/A	N/A
The accumulated benefit obligation for all defined benefit pension plans was $3.8 billion and $3.9 billion at May 29, 2016 and May 31, 2015, respectively.
The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets at May 29, 2016 and May 31, 2015 were:

	2016	2015
Projected benefit obligation	$3,809.5	$3,805.8
Accumulated benefit obligation	3,734.6	3,658.3
Fair value of plan assets	2,862.9	3,232.1
Components of pension benefit and other postretirement benefit costs included:

	Pension Benefits			Other Benefits
	2016	2015	2014	2016	2015	2014
Service cost	$93.8	$88.5	$89.0	$0.4	$0.6	$0.7
Interest cost	159.8	161.3	151.1	7.5	9.9	9.7
Expected return on plan assets	(259.9)	(267.9)	(252.9)	—	—	—
Amortization of prior service cost (benefit)	2.7	3.7	3.8	(7.8)	(7.9)	(7.2)
Special termination benefits	25.6	6.9	0.4	—	—	—
Recognized net actuarial loss	348.5	6.9	2.7	0.1	3.5	6.7
Curtailment loss	0.3	1.5	—	—	—	—
Benefit cost — Company plans	370.8	0.9	(5.9)	0.2	6.1	9.9
Pension benefit cost — multi-employer plans	42.9	12.4	12.6	—	—	—
Total benefit cost	$413.7	$13.3	$6.7	$0.2	$6.1	$9.9

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 29, 2016, May 31, 2015, and May 25, 2014
(columnar dollars in millions except per share amounts)

Special termination benefits granted in connection with the voluntary retirement program resulted in the recognition of $25.6 million of expense during fiscal 2016. This expense was included in restructuring activities. Special termination benefits granted in connection with the formation of Ardent Mills resulted in the recognition of $6.9 million of expense during fiscal 2015. This expense was included in results of discontinued operations.
In fiscal 2016, the Company recorded a charge of $348.5 million reflecting the year-end write-off of actuarial losses in excess of 10% of our pension liability.
The Company recorded an expense of $29.8 million during fiscal 2016 related to our expected incurrence of certain multi-employer plan withdrawal costs. This expense was included in restructuring activities.
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were:

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Net actuarial gain (loss)	$(390.5)	$(143.8)	$(8.0)	$35.8
Amendments	(2.0)	(0.6)	(5.6)	3.3
Amortization of prior service cost (benefit)	2.7	5.2	(7.8)	(7.9)
Recognized net actuarial loss	348.5	6.9	0.1	3.5
Net amount recognized	$(41.3)	$(132.3)	$(21.3)	$34.7
Weighted-Average Actuarial Assumptions Used to Determine Net Expense

	Pension Benefits			Other Benefits
	2016	2015	2014	2016	2015	2014
Discount rate	4.10%	4.15%	4.05%	3.50%	3.65%	3.35%
Long-term rate of return on plan assets	7.75%	7.75%	7.75%	N/A	N/A	N/A
Long-term rate of compensation increase	3.70%	4.25%	4.25%	N/A	N/A	N/A

At May 29, 2016, the Company elected to further refine its approach for calculating its service and interest costs beginning in fiscal 2017 by applying a split discount rate (spot rate approach) under which specific spot rates along the selected yield curve are applied to the relevant projected cash flows as the Company believes this method more precisely measures its obligations.
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
The amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net expense during the next year are as follows:

	Pension Benefits	Other Benefits
Prior service cost (benefit)	$2.6	$(6.8)
Net actuarial loss	NA	0.4

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 29, 2016, May 31, 2015, and May 25, 2014
(columnar dollars in millions except per share amounts)

Plan Assets
The fair value of plan assets, summarized by level within the fair value hierarchy described in Note 20, as of May 29, 2016, was as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.9	$73.4	$—	$74.3
Equity securities:
U.S. equity securities	453.5	13.2	—	466.7
International equity securities	267.5	318.1	—	585.6
Fixed income securities:
Government bonds	43.3	232.8	—	276.1
Corporate bonds	23.6	242.6	—	266.2
Mortgage-backed bonds	58.1	64.4	—	122.5
Real estate funds	—	—	425.0	425.0
Multi-strategy hedge funds	—	—	466.4	466.4
Private equity funds	—	—	89.7	89.7
Master limited partnerships	155.8	—	—	155.8
Private natural resources funds	—	—	27.9	27.9
Net receivables for unsettled transactions	3.2	—	—	3.2
Total assets	$1,005.9	$944.5	$1,009.0	$2,959.4
The fair value of plan assets, summarized by level within the fair value hierarchy described in Note 20, as of May 31, 2015, was as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2.4	$80.3	$—	$82.7
Equity securities:
U.S. equity securities	542.2	90.9	—	633.1
International equity securities	362.9	448.8	—	811.7
Fixed income securities:
Government bonds	43.9	290.5	—	334.4
Corporate bonds	49.6	394.9	—	444.5
Mortgage-backed bonds	49.5	24.0	—	73.5
Real estate funds	—	6.6	344.9	351.5
Multi-strategy hedge funds	—	—	484.5	484.5
Private equity funds	—	—	93.0	93.0
Master limited partnerships	191.4	—	—	191.4
Private natural resources funds	—	11.9	19.9	31.8
Net receivables for unsettled transactions	6.9	—	—	6.9
Total assets	$1,248.8	$1,347.9	$942.3	$3,539.0
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
Fiscal Years Ended May 29, 2016, May 31, 2015, and May 25, 2014
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
Level 3 investments are generally considered long-term in nature with varying redemption availability. Certain of our Level 3 investments, with a fair value of approximately $896.1 million as of May 29, 2016, have the ability to impose customary redemption gates which may further restrict or limit the redemption of invested funds therein. As of May 29, 2016, Level 3 investments with a fair value of $0.3 million have imposed such gates.
As of May 29, 2016, we have unfunded commitments for additional investments of $94.3 million in private equity funds, $41.6 million in natural resources funds, and $15.5 million in real estate funds. We expect unfunded commitments to be funded from plan assets rather than the general assets of the Company.
To develop the expected long-term rate of return on plan assets assumption for the pension plans, we consider the current asset allocation strategy, the historical investment performance, and the expectations for future returns of each asset class.
Our pension plan weighted-average asset allocations and our target asset allocations, by asset category were as follows:

	May 29, 2016	May 31, 2015	Target Allocation
Equity securities	36%	41%	25% - 45%
Debt securities	22%	24%	14% - 24%
Real estate funds	14%	10%	1% - 19%
Multi-strategy hedge funds	16%	14%	5% - 25%
Private equity	3%	2%	3% - 13%
Other	9%	9%	3% - 30%
Total	100%	100%
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

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 29, 2016, May 31, 2015, and May 25, 2014
(columnar dollars in millions except per share amounts)

Level 3 Gains and Losses
The change in the fair value of the plan’s Level 3 assets is summarized as follows:

	Fair Value May 31, 2015	Realized Gains (Losses)	Unrealized Gains (Losses)	Net Purchases and Sales	Fair Value May 29, 2016
Real estate funds	$344.9	$0.4	$46.1	$33.6	$425.0
Multi-strategy hedge funds	484.5	0.2	(17.2)	(1.1)	466.4
Private equity	93.0	2.2	(0.5)	(5.0)	89.7
Private natural resources	19.9	—	(6.1)	14.1	27.9
Total	$942.3	$2.8	$22.3	$41.6	$1,009.0

	Fair Value May 25, 2014	Realized Gains (Losses)	Unrealized Gains (Losses)	Net Purchases and Sales	Fair Value May 31, 2015
Real estate funds	$170.6	$0.5	$21.0	$152.8	$344.9
Multi-strategy hedge funds	462.3	0.3	22.8	(0.9)	484.5
Private equity	81.3	2.7	(3.3)	12.3	93.0
Private natural resources	16.6	—	0.5	2.8	19.9
Total	$730.8	$3.5	$41.0	$167.0	$942.3
Assumed health care cost trend rates have a significant effect on the benefit obligation of the postretirement plans.

Assumed Health Care Cost Trend Rates at:	May 29, 2016	May 31, 2015
Initial health care cost trend rate	9.0%	9.0%
Ultimate health care cost trend rate	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2024	2023
A one percentage point change in assumed health care cost rates would have the following effect:

	One Percent Increase	One Percent Decrease
Effect on total service and interest cost	$0.4	$(0.4)
Effect on postretirement benefit obligation	11.3	(10.1)
We currently anticipate making contributions of approximately $12.5 million to our pension plans in fiscal 2017. We anticipate making contributions of $22.1 million to our other postretirement plans in fiscal 2017. These estimates are based on current tax laws, plan asset performance, and liability assumptions, which are subject to change.
The following table presents estimated future gross benefit payments for our plans:

	Pension Benefits	Health Care and Life Insurance Benefits
2017	$183.8	$22.1
2018	190.4	21.0
2019	194.7	19.8
2020	199.6	18.6
2021	204.2	17.5
Succeeding 5 years	1,080.3	69.0

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 29, 2016, May 31, 2015, and May 25, 2014
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

The Company’s participation in multiemployer plans for the fiscal year ended May 29, 2016 is outlined in the table below. For each plan that is individually significant to the Company the following information is provided:

•	The “EIN / PN” column provides the Employer Identification Number and the three-digit plan number assigned to a plan by the Internal Revenue Service.

•
The most recent Pension Protection Act Zone Status available for 2015 and 2014 is for plan years that ended in calendar years 2015 and 2014, respectively. The zone status is based on information provided to the Company by each plan. A plan in the “red” zone has been determined to be in “critical status”, based on criteria established under the Internal Revenue Code (“Code”), and is generally less than 65% funded. A plan in the “yellow” zone has been determined to be in “endangered status”, based on criteria established under the Code, and is generally less than 80% funded. A plan in the “green” zone has been determined to be neither in “critical status” nor in “endangered status”, and is generally at least 80% funded.

•
The “FIP/RP Status Pending/Implemented” column indicates whether a Funding Improvement Plan, as required under the Code to be adopted by plans in the “yellow” zone, or a Rehabilitation Plan, as required under the Code to be adopted by plans in the “red” zone, is pending or has been implemented by the plan as of the end of the plan year that ended in calendar year 2015.

•	Contributions by the Company are the amounts contributed in the Company’s fiscal periods ending in the specified year.

•
The “Surcharge Imposed” column indicates whether the Company contribution rate for its fiscal year that ended on May 29, 2016 included an amount in addition to the contribution rate specified in the applicable collective bargaining agreement, as imposed by a plan in “critical status”, in accordance with the requirements of the Code.

•	The last column lists the expiration dates of the collective bargaining agreements pursuant to which the Company contributes to the plans.
For plans that are not individually significant to ConAgra Foods the total amount of contributions is presented in the aggregate.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 29, 2016, May 31, 2015, and May 25, 2014
(columnar dollars in millions except per share amounts)

		Pension Protection Act Zone Status		FIP / RP Status Pending / Implemented	Contributions by the Company (millions)				Expiration Dates of Collective Bargaining Agreements
Pension Fund	EIN / PN	2015	2014		FY16	FY15	FY14	Surcharge Imposed
Bakery and Confectionary Union and Industry International Pension Plan	52-6118572 / 001	Red	Red	RP Implemented	$3.1	$3.7	$3.5	No	2/28/2020
Central States, Southeast and Southwest Areas Pension Fund	36-6044243 / 001	Red	Red	RP Implemented	1.9	2.0	2.1	No	6/04/2017
National Conference of Fireman & Oilers National Pension Fund	52-6085445 / 003	Yellow	Yellow	FIP Implemented	—	0.6	0.7	No	11/19/2015
Western Conference of Teamsters Pension Plan	91-6145047 / 001	Green	Green	N/A	5.4	4.9	4.9	No	05/31/2016 to 06/30/2018
Other Plans					0.7	0.8	1.2
Total Contributions					$11.1	$12.0	$12.4
The Company was listed in its plans' Forms 5500 as providing more than 5% of the plan's total contributions for the National Conference of Firemen & Oilers National Pension Fund for the plan year ending in calendar year 2014. The Company withdrew from participation in that plan on or about June 1, 2015.
The Company was not listed in the Forms 5500 filed by any of the other plans or for any of the other years as providing more than 5% of the plan’s total contributions. At the date our financial statements were issued, Forms 5500 were not available for plan years ending in calendar year 2015.
In addition to the contributions listed in the table above, we recorded an additional expense of $31.8 million, $0.4 million, and $0.2 million in fiscal 2016, 2015, and 2014, respectively, related to our expected incurrence of certain withdrawal costs.
Certain of our employees are covered under defined contribution plans. The expense related to these plans was $35.4 million, $40.6 million, and $40.2 million in fiscal 2016, 2015, and 2014, respectively.

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
Fiscal Years Ended May 29, 2016, May 31, 2015, and May 25, 2014
(columnar dollars in millions except per share amounts)

The following table presents our financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of May 29, 2016:

	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets	$4.7	$21.4	$—	$26.1
Available-for-sale securities	3.0	—	—	3.0
Deferred compensation assets	0.7	—	—	0.7
Total assets	$8.4	$21.4	$—	$29.8
Liabilities:
Derivative liabilities	$—	$0.7	$—	$0.7
Deferred compensation liabilities	46.5	—	—	46.5
Total liabilities	$46.5	$0.7	$—	$47.2
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
During fiscal 2015, goodwill impairment charges of $20.9 million were recognized within the Consumer Foods segment. See Note 9 for a discussion of the methodology employed to measure these impairments.
During fiscal 2016, we recognized impairment charges of $50.1 million in our Consumer Foods segment for our Chef Boyardee® brand. During fiscal 2015, an impairment of an indefinite-lived brand was recognized for $4.8 million in the Consumer Foods segment. The fair values of these brands were estimated using the “relief from royalty” method (see Note 9).
During fiscal 2015, we recognized impairment charges of $1.51 billion and $43.9 million for goodwill and indefinite-lived intangibles, respectively, in our Private Brands business. During fiscal 2015, we also recognized a charge of $13.7 million in our Private Brands business for the impairment of certain long-lived assets. The impairment was measured based upon an estimated disposal value for the related production facility. These impairment charges are included in discontinued operations. (see Note 6).
The carrying amount of long-term debt (including current installments) was $5.5 billion as of May 29, 2016 and $7.9 billion as of May 31, 2015. Based on current market rates, the fair value of this debt (level 2 liabilities) at May 29, 2016 and May 31, 2015 was estimated at $5.9 billion and $8.2 billion, respectively.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 29, 2016, May 31, 2015, and May 25, 2014
(columnar dollars in millions except per share amounts)

21. BUSINESS SEGMENTS AND RELATED INFORMATION
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

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 29, 2016, May 31, 2015, and May 25, 2014
(columnar dollars in millions except per share amounts)

	2016	2015	2014
Net sales
Consumer Foods	$7,225.1	$7,565.3	$7,596.3
Commercial Foods	4,417.8	4,371.7	4,241.9
Total net sales	$11,642.9	$11,937.0	$11,838.2
Operating profit
Consumer Foods	$1,087.6	$1,068.0	$900.5
Commercial Foods	633.2	566.2	533.5
Total operating profit	$1,720.8	$1,634.2	$1,434.0
Equity method investment earnings
Consumer Foods	$3.2	$3.0	$2.8
Commercial Foods	134.6	119.1	29.7
Total equity method investment earnings	$137.8	$122.1	$32.5
Operating profit plus equity method investment earnings
Consumer Foods	$1,090.8	$1,071.0	$903.3
Commercial Foods	767.8	685.3	563.2
Total operating profit plus equity method investment earnings	$1,858.6	$1,756.3	$1,466.5
General corporate expenses	$839.4	$303.9	$285.5
Interest expense, net	297.8	330.0	377.5
Income tax expense	225.4	362.1	178.3
Income from continuing operations	$496.0	$760.3	$625.2
Less: Net income attributable to noncontrolling interests	11.1	11.8	12.0
Income from continuing operations attributable to ConAgra Foods, Inc.	$484.9	$748.5	$613.2
Identifiable assets
Consumer Foods	$7,811.3	$7,792.7	$7,917.4
Commercial Foods	3,770.9	3,678.1	2,954.3
Corporate	1,465.6	632.2	591.2
Held for Sale	342.8	5,334.8	7,778.6
Total identifiable assets	$13,390.6	$17,437.8	$19,241.5
Additions to property, plant and equipment
Consumer Foods	$198.8	$133.7	$183.5
Commercial Foods	151.1	117.4	205.6
Corporate	79.9	100.1	72.0
Total additions to property, plant and equipment	$429.8	$351.2	$461.1
Depreciation and amortization
Consumer Foods	$210.4	$209.0	$191.4
Commercial Foods	102.5	105.3	98.8
Corporate	61.0	66.1	64.4
Total depreciation and amortization	$373.9	$380.4	$354.6

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 29, 2016, May 31, 2015, and May 25, 2014
(columnar dollars in millions except per share amounts)

Net sales by product type within each segment were:

	2016	2015	2014
Net sales
Consumer Foods:
Grocery	$3,382.0	$3,503.7	$4,182.1
Frozen	2,867.4	2,985.5	2,288.1
International	874.8	970.8	1,010.7
Other Brands	100.9	105.3	115.4
Total Consumer Foods	$7,225.1	$7,565.3	$7,596.3
Commercial Foods:
Specialty Potatoes	$2,968.1	$2,892.4	$2,792.7
Foodservice	1,449.7	1,479.3	1,449.2
Total Commercial Foods	$4,417.8	$4,371.7	$4,241.9
Total net sales	$11,642.9	$11,937.0	$11,838.2
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
The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	2016	2015	2014
Net derivative gains (losses) incurred	$(12.1)	$(79.3)	$21.2
Less: Net derivative losses allocated to reporting segments	(30.2)	(46.6)	(1.6)
Net derivative gains (losses) recognized in general corporate expenses	$18.1	$(32.7)	$22.8
Net derivative losses allocated to Consumer Foods	$(21.1)	$(41.9)	$(5.9)
Net derivative gains (losses) allocated to Commercial Foods	(9.1)	(4.7)	4.3
Net derivative losses included in segment operating profit	$(30.2)	$(46.6)	$(1.6)
As of May 29, 2016, the cumulative amount of net derivative gains from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $3.2 million. This amount reflected net gains of $3.6 million incurred during the fiscal year ended May 29, 2016, as well as net losses of $0.4 million incurred prior to fiscal 2016. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results gains of $2.4 million in fiscal 2017 and gains of $0.8 million in fiscal 2018 and thereafter.
In the second quarter of fiscal 2015, management determined that certain derivatives that had been previously entered into as an economic hedge of forecasted commodity purchases had ceased to function as economic hedges. We recognized $18.9 million and $1.4 million of net derivative losses during fiscal 2015 within the operating results of the Consumer Foods and Commercial Foods segments, respectively, in connection with these derivatives. Management effectively exited these derivative positions in the third quarter of fiscal 2015.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 29, 2016, May 31, 2015, and May 25, 2014
(columnar dollars in millions except per share amounts)

Other Information
At May 29, 2016, ConAgra Foods and its subsidiaries had approximately 20,900 employees, primarily in the United States. Approximately 36% of our employees are parties to collective bargaining agreements. Of the employees subject to collective bargaining agreements, approximately 31% are parties to collective bargaining agreements scheduled to expire during fiscal 2017.
Our operations are principally in the United States. With respect to operations outside of the United States, no single foreign country or geographic region was significant with respect to consolidated operations for fiscal 2016, 2015, and 2014. Foreign net sales, including sales by domestic segments to customers located outside of the United States, were approximately $1.5 billion, $1.6 billion, and $1.7 billion in fiscal 2016, 2015, and 2014, respectively. Our long-lived assets located outside of the United States are not significant.
Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 16%, 16%, and 17% of consolidated net sales for fiscal 2016, 2015, and 2014, respectively, significantly impacting the Consumer Foods segment.
Wal-Mart Stores, Inc. and its affiliates accounted for approximately 20% and 16% of consolidated net receivables as of May 29, 2016 and May 31, 2015, respectively, significantly impacting the Consumer Foods segment.
We were a party to a supply agreement with an onion processing company where we had guaranteed, under certain conditions, repayment of up to$25.0 million payable under a secured loan (the "Secured Loan") of this onion products supplier to the supplier's lender. During the fourth quarter of fiscal 2012, we received notice from the lender that the supplier had defaulted on the Secured Loan and we exercised our option to purchase the Secured Loan from the lender for $40.8 million, thereby assuming first-priority secured rights to the underlying collateral for the amount of the Secured Loan, and cancelling our guarantee. The supplier filed for bankruptcy during the fourth quarter of fiscal 2012 and during the second quarter of fiscal 2013, we acquired ownership and all rights to the underlying collateral, consisting of agricultural land and an onion processing facility. During the third quarter of fiscal 2013, we recognized an impairment charge of $10.2 million in our Commercial Foods segment to reduce the carrying amount of these assets to their estimated fair value based upon updated appraisals. During the second quarter of fiscal 2014, we recognized an additional impairment charge of $8.9 million in our Commercial Foods segment to reduce the carrying amount of the processing facility to its estimated fair value based upon expected sales proceeds. In the fourth quarter of fiscal 2014, we sold the land and recognized a gain of $5.1 million in our Commercial Foods segment. In the third quarter of fiscal 2015, we sold the processing facility and recognized an immaterial gain in our Commercial Foods segment.

Notes to Consolidated Financial Statements - (Continued)
Fiscal Years Ended May 29, 2016, May 31, 2015, and May 25, 2014
(columnar dollars in millions except per share amounts)

22. QUARTERLY FINANCIAL DATA (Unaudited)

	2016				2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$2,796.2	$3,095.1	$2,924.1	$2,827.5	$2,765.5	$3,138.7	$2,907.3	$3,125.5
Gross profit	701.0	828.5	800.4	760.9	591.3	757.7	720.0	806.6
Income (loss) from continuing operations, net of tax	167.4	166.1	187.6	(25.1)	95.4	218.1	212.3	234.5
Income (loss) from discontinued operations, net of tax	(1,319.8)	(6.8)	18.7	146.0	389.1	(202.2)	(1,165.0)	(23.0)
Net income (loss) attributable to ConAgra Foods, Inc.	(1,154.1)	154.9	204.6	117.6	482.3	10.0	(954.1)	209.2
Earnings per share (1):
Basic earnings per share:
Net income (loss) attributable to ConAgra Foods, Inc. common stockholders	$(2.68)	$0.36	$0.46	$0.27	$1.14	$0.02	$(2.23)	$0.49
Diluted earnings per share:
Net income (loss) attributable to ConAgra Foods, Inc. common stockholders	$(2.65)	$0.35	$0.46	$0.27	$1.12	$0.02	$(2.21)	$0.48
Dividends declared per common share	$0.25	$0.25	$0.25	$0.25	$0.25	$0.25	$0.25	$0.25
Share price:
High	$45.49	$42.75	$42.70	$46.43	$32.85	$35.65	$37.29	$38.90
Low	37.42	38.84	38.70	42.06	28.73	31.87	33.57	33.58

(1)
Basic and diluted earnings per share are calculated independently for each of the quarters presented. Accordingly, the sum of the quarterly earnings per share amounts may not agree with the total year.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ConAgra Foods, Inc.:

We have audited the accompanying consolidated balance sheets of ConAgra Foods, Inc. and subsidiaries (the Company) as of May 29, 2016 and May 31, 2015, and the related consolidated statements of operations, comprehensive income (loss), common stockholders’ equity, and cash flows for each of the fiscal years in the three‑year period ended May 29, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ConAgra Foods, Inc. and subsidiaries as of May 29, 2016 and May 31, 2015, and the results of their operations and their cash flows for each of the fiscal years in the three‑year period ended May 29, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of May 29, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 15, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Omaha, Nebraska
July 15, 2016

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of May 29, 2016. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective.
Internal Control Over Financial Reporting
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated any change in the Company's internal control over financial reporting that occurred during the quarter covered by this report and determined that there was no change in the Company's internal control over financial reporting during the fourth quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

With the participation of ConAgra Foods' Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of ConAgra Foods' internal control over financial reporting as of May 29, 2016. In making this assessment, management used criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management concluded that, as of May 29, 2016, its internal control over financial reporting was effective.

The effectiveness of ConAgra Foods' internal control over financial reporting as of May 29, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this annual report on Form 10-K.

/s/ SEAN M. CONNOLLY Sean M. Connolly President and Chief Executive Officer July 15, 2016	/s/ JOHN F. GEHRING John F. Gehring Executive Vice President and Chief Financial Officer July 15, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ConAgra Foods, Inc.:

We have audited ConAgra Foods, Inc.'s (the Company) internal control over financial reporting as of May 29, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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
In our opinion, ConAgra Foods, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 29, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of May 29, 2016 and May 31, 2015, and the related consolidated statements of operations, comprehensive income (loss), common stockholders' equity, and cash flows for each of the fiscal years in the three-year period ended May 29, 2016, and our report dated July 15, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Omaha, Nebraska
July 15, 2016

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to our Directors will be set forth in the 2016 Proxy Statement under the heading “Voting Item #1—Election of Directors,” and the information is incorporated herein by reference.
Information regarding our executive officers is included in Part I of this Form 10-K under the heading “Executive Officers of the Registrant,” as permitted by Instruction 3 to Item 401(b) of Regulation S-K.
Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by our Directors, executive officers, and holders of more than ten percent of our equity securities will be set forth in the 2016 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” and the information is incorporated herein by reference.
Information with respect to the Audit / Finance Committee and the audit committee’s financial experts will be set forth in the 2016 Proxy Statement under the heading “Board Committees—Audit / Finance Committee,” and the information is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
Information with respect to director and executive compensation and our Human Resources Committee will be set forth in the 2016 Proxy Statement under the headings “Non-Employee Director Compensation,” “Board Committees—Human Resources Committee,” and “Executive Compensation,” and the information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners, directors and management will be set forth in the 2016 Proxy Statement under the heading “Information on Stock Ownership,” and the information is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information about shares of our common stock that may be issued upon the exercise of options, warrants, and rights under existing equity compensation plans as of our most recent fiscal year-end, May 29, 2016.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	9,848,044	$33.11	30,232,308
Equity compensation plans not approved by security holders	—	—	—
Total	9,848,044	$33.11	30,232,308

(1)
Column (a) includes 750,886 shares that could be issued under performance shares outstanding at May 29, 2016. The performance shares are earned and common stock issued if pre-set financial objectives are met. Actual shares issued may be equal to, less than, or greater than the number of outstanding performance shares included in column (a), depending on actual performance. Column (b) does not take these awards into account because they do not have an exercise price. The number of shares reflected in column (a) with respect to these performance shares assumes the vesting criteria will be achieved at target levels. Column (b) also excludes 1,536,681 restricted stock units and 490,185 deferral interests in deferred compensation plans that are included in column (a) but do not have an exercise price. The units vest and are payable in common stock after expiration of the time periods set forth in the related agreements. The interests in the deferred compensation plans are settled in common stock on the schedules selected by the participants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to Director independence and certain relationships and related transactions will be set forth in the 2016 Proxy Statement under the headings “Voting Item #1—Election of Directors—Consideration of Director Independence” and “Board Committees—Audit / Finance Committee,” and "Board Committees—Human Resources Committee" and the information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to the principal accountant will be set forth in the 2016 Proxy Statement under the heading “Voting Item #2: Ratification of the Appointment of Independent Auditor,” and the information is incorporated herein by reference.

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
July 15, 2016

By:	/s/ JOHN F. GEHRING
John F. Gehring
Executive Vice President and Chief Financial Officer
July 15, 2016

By:	/s/ ROBERT G. WISE
Robert G. Wise
Senior Vice President and Corporate Controller
July 15, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 15th day of July, 2016.

Sean M. Connolly*	Director
Bradley A. Alford*	Director
Thomas K. Brown*	Director
Stephen G. Butler*	Director
Steven F. Goldstone*	Director
Joie A. Gregor*	Director
Rajive Johri*	Director
W.G. Jurgensen*	Director
Richard H. Lenny*	Director
Ruth Ann Marshall*	Director
Timothy R. McLevish*	Director
Andrew J. Schindler*	Director
*     John F. Gehring, by signing his name hereto, signs this annual report on Form 10-K on behalf of each person indicated. Powers-of-Attorney authorizing John F. Gehring to sign this annual report on Form 10-K on behalf of each of the indicated Directors of ConAgra Foods, Inc. have been filed herewith as Exhibit 24.

By:	/s/ JOHN F. GEHRING
John F. Gehring
Attorney-In-Fact

Schedule II
CONAGRA FOODS, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
For the Fiscal Years ended May 29, 2016, May 31, 2015, and May 25, 2014
(Dollars in millions)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Other		Deductions from Reserves		Balance at Close of Period
Year ended May 29,2016
Allowance for doubtful receivables	$3.8	1.1	(0.1)	(1)	1.1	(2)	$3.7
Year ended May 31, 2015
Allowance for doubtful receivables	$2.7	2.3	(0.1)	(1)	1.1	(2)	$3.8
Year ended May 25, 2014
Allowance for doubtful receivables	$4.2	1.2	—		2.7	(2)	$2.7

(1)	Primarily translation incurred during fiscal 2016 and 2015.

(2)	Bad debts charged off and adjustments to previous reserves, less recoveries.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
ConAgra Foods, Inc.:
Under date of July 15, 2016, we reported on the consolidated balance sheets of ConAgra Foods, Inc. and subsidiaries (the Company) as of May 29, 2016 and May 31, 2015, and the related consolidated statements of operations, comprehensive income (loss), common stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended May 29, 2016, which are included in the annual report on Form 10-K of ConAgra Foods, Inc. for the fiscal year ended May 29, 2016. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule listed in the Index at Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.
In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/    KPMG LLP
Omaha, Nebraska
July 15, 2016

EXHIBIT INDEX
All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by ConAgra Foods, Inc. (file number 001-07275), unless otherwise noted.

EXHIBIT	DESCRIPTION

*2.2
Master Agreement by and among ConAgra Foods, Inc., Cargill, Incorporated, CHS Inc. and HM Luxembourg S.A R.L. dated as of March 4, 2013, incorporated herein by reference to Exhibit 2.2 of ConAgra Foods' annual report on Form 10-K for the fiscal year ended May 26, 2013

*2.2.1
Amendment No. 1 dated April 30, 2013 to Master Agreement by and among ConAgra Foods, Inc., Cargill, Incorporated, CHS Inc. and HM Luxembourg S.A R.L., incorporated herein by reference to Exhibit 2.2.1 of ConAgra Foods' annual report on Form 10-K for the fiscal year ended May 26, 2013

*2.2.2
Acknowledgment and Amendment No. 2 dated May 31, 2013 to Master Agreement by and among ConAgra Foods, Inc., Cargill, Incorporated, CHS Inc. and HM Luxembourg S.A R.L., incorporated herein by reference to Exhibit 2.2.2 of ConAgra Foods' annual report on Form 10-K for the fiscal year ended May 26, 2013

*2.2.3
Acknowledgment and Amendment No. 3 to Master Agreement dated as of the 24th of July, 2013 by and among ConAgra Foods, Inc., Cargill, Incorporated, and CHS Inc. in connection with that certain Master Agreement, made as of the 4th day of March, 2013, incorporated herein by reference to Exhibit 2.1 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended February 23, 2014

*2.2.4
Acknowledgment and Amendment No. 4 to Master Agreement dated as of the 27th of March 2014, by and among ConAgra Foods, Inc., Cargill, Incorporated and CHS Inc. in connection with that certain Master Agreement, made as of the 4th day of March, 2013, incorporated herein by reference to Exhibit 2.2.4 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 25, 2014

*2.2.5
Acknowledgment and Amendment No. 5 to Master Agreement dated as of the 25th of May 2014, by and among ConAgra Foods, Inc., Cargill, Incorporated and CHS Inc. in connection with that certain Master Agreement, made as of the 4th day of March, 2013, incorporated herein by reference to Exhibit 2.2.5 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 25, 2014

*2.3
Stock Purchase Agreement, dated as of November 1, 2015, between ConAgra Foods, Inc. and TreeHouse Foods, Inc., incorporated herein by reference to Exhibit 2.1 of ConAgra Foods’ current report on Form 8-K filed on November 2, 2015

3.1	ConAgra Foods' Certificate of Incorporation, as restated, incorporated herein by reference to Exhibit 3.1 of ConAgra Foods' current report on Form 8-K filed on December 2, 2005

3.2
Amended and Restated By-Laws of ConAgra Foods, Inc., as Amended on May 7, 2015, June 18, 2015, and September 30, 2015, incorporated herein by reference to Exhibit 3.1 of ConAgra Foods' current report on Form 8-K filed on October 1, 2015

4.1
Indenture, dated as of October 8, 1990, between ConAgra Foods, Inc. and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A. and The Chase Manhattan Bank (National Association)), as trustee, incorporated by reference to Exhibit 4.1 of ConAgra Foods' Registration Statement on Form S-3 (Registration No. 033-36967)

**10.1
ConAgra Foods, Inc. Amended and Restated Non-Qualified CRISP Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.1 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended November 23, 2008

**10.1.1
Amendment One dated November 29, 2010 to the ConAgra Foods, Inc. Amended and Restated Non-Qualified CRISP Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.1 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended February 27, 2011

**10.2
ConAgra Foods, Inc. Non-Qualified Pension Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.2 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended November 23, 2008

**10.2.1
Amendment One dated December 3, 2009 to ConAgra Foods, Inc. Nonqualified Pension Plan, incorporated herein by reference to Exhibit 10.2 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended February 28, 2010

**10.2.2
Amendment Two dated November 29, 2010 to the ConAgra Foods, Inc. Non-Qualified Pension Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.2 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended February 27, 2011

**10.3
ConAgra Foods, Inc. Directors' Deferred Compensation Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.4 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended November 23, 2008

**10.3.1
Amendment One dated December 10, 2010 to ConAgra Foods, Inc. Directors' Deferred Compensation Plan (September, 2009 Restatement), incorporated herein by reference to Exhibit 10.4 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended February 27, 2011

**10.4
ConAgra Foods, Inc. Amended and Restated Voluntary Deferred Compensation Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.3 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended November 23, 2008

**10.4.1
Amendment One dated December 3, 2009 to the ConAgra Foods, Inc. Amended and Restated Voluntary Deferred Compensation Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.1 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended February 28, 2010

**10.4.2
Amendment Two dated November 29, 2010 to ConAgra Foods, Inc. Amended and Restated Voluntary Deferred Compensation Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.3 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended February 27, 2011

**10.4.3
Amendment Three dated March 6, 2013 to ConAgra Foods, Inc. Amended and Restated Voluntary Deferred Compensation Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.1 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended February 24, 2013

**10.4.4
Amendment Four dated May 21, 2013 to ConAgra Foods, Inc. Amended and Restated Voluntary Deferred Compensation Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.4.4 of ConAgra Foods' annual report on Form 10-K for the fiscal year ended May 26, 2013

**10.4.5
Amendment Five dated December 9, 2013 to ConAgra Foods, Inc. Amended and Restated Voluntary Deferred Compensation Plan (January 1, 2009 Restatement), incorporated herein by reference to Exhibit 10.1 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended February 23, 2014

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

**10.8.1
Form of Stock Option Agreement for Non-Employee Directors (ConAgra Foods 2006 Stock Plan), incorporated herein by reference to Exhibit 10.1 of ConAgra Foods' current report on Form 8-K filed on October 3, 2006

**10.8.2
Form of Stock Option Agreement for Employees (ConAgra Foods 2006 Stock Plan), incorporated herein by reference to Exhibit 10.25 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended November 26, 2006

**10.8.3
Form of Restricted Stock Award Agreement (ConAgra Foods 2006 Stock Plan), incorporated herein by reference to Exhibit 10.26 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended November 26, 2006

**10.8.4
Form of Restricted Stock Unit Agreement (ConAgra Foods 2006 Stock Plan), incorporated herein by reference to Exhibit 10.27 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended November 26, 2006

**10.8.4.1
Amendment One to Restricted Stock Unit Agreement (ConAgra Foods 2006 Stock Plan) (Pre-July 2007), incorporated herein by reference to Exhibit 10.12 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended November 23, 2008

**10.8.5
Form of Restricted Stock Unit Agreement (ConAgra Foods 2006 Stock Plan) (Post-July 2007), incorporated herein by reference to Exhibit 10.13 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended November 23, 2008

**10.9	ConAgra Foods 2009 Stock Plan, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods' current report on Form 8-K filed on September 28, 2009

**10.9.1
Form of Stock Option Agreement (ConAgra Foods 2009 Stock Plan) for Non-Employee Directors under the ConAgra Foods 2009 Stock Plan, incorporated herein by reference to Exhibit 10.5 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended August 30, 2009

**10.9.2
Form of Stock Option Agreement (ConAgra Foods 2009 Stock Plan) for Employees, incorporated herein by reference to Exhibit 10.4 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended August 30, 2009

**10.9.3
Form of Stock Option Agreement (ConAgra Foods 2009 Stock Plan) for certain named executive officers, incorporated herein by reference to Exhibit 10.6 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended August 30, 2009

**10.9.4
Form of Restricted Stock Unit Agreement (ConAgra Foods 2009 Stock Plan), incorporated herein by reference to Exhibit 10.3 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended August 30, 2009

**10.9.4.1
Form of Restricted Stock Unit Agreement (ConAgra Foods 2009 Stock Plan) (Choice Program), incorporated herein by reference to Exhibit 10.1 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended August 29, 2010

**10.9.4.2
Form of Restricted Stock Unit Agreement (ConAgra Foods 2009 Stock Plan) (Choice Program-post November 2010), incorporated herein by reference to Exhibit 10.5 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended February 27, 2011

**10.9.5
Form of Restricted Stock Unit Agreement for stock settled RSUs (ConAgra Foods 2009 Stock Plan post July 2012), incorporated herein by reference to Exhibit 10.1 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended August 26, 2012

**10.9.6
Form of Restricted Stock Unit Agreement (ConAgra Foods 2009 Stock Plan) (Ralcorp Transaction), incorporated herein by reference to Exhibit 10.10.6 of ConAgra Foods' annual report on Form 10-K for the fiscal year ended May 26, 2013

**10.9.7
Form of Restricted Stock Unit Agreement for Non-Employee Directors (ConAgra Foods 2009 Stock Plan), incorporated herein by reference to Exhibit 10.6 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended February 27, 2011

**10.9.8
Form of Restricted Stock Unit Agreement for Non-Employee Directors (ConAgra Foods 2009 Stock Plan) (post July 2012), incorporated herein by reference to Exhibit 10.2 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended August 26, 2012

**10.10	ConAgra Foods, Inc. 2014 Stock Plan, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ current report on Form 8-K filed on September 22, 2014

**10.10.1
Form of Restricted Stock Unit Agreement for Non-Employee Directors under the ConAgra Foods, Inc. 2014 Stock Plan, incorporated herein by reference to Exhibit 10.10.1 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 31, 2015

**10.10.2
Form of Restricted Stock Unit Agreement (Cash-Settled) under the ConAgra Foods, Inc. 2014 Stock Plan, incorporated herein by reference to Exhibit 10.10.2 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 31, 2015

**10.10.3
Form of Restricted Stock Unit Agreement (Stock-Settled) under the ConAgra Foods, Inc. 2014 Stock Plan, incorporated herein by reference to Exhibit 10.10.3 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 31, 2015

**10.10.4
Form on Nonqualified Stock Option Agreement for Employees under the ConAgra Foods, Inc. 2014 Stock Plan, incorporated herein by reference to Exhibit 10.10.4 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 31, 2015

**10.10.5
Form of Retention Restricted Stock Unit Agreement (Stock Settled) under the ConAgra Foods’ 2014 Stock Plan, incorporated herein by reference to Exhibit 10.3 of ConAgra Foods' quarterly report on Form 10-Q for quarter ended August 30, 2015

**10.11	ConAgra Foods Executive Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10.2 of ConAgra Foods' current report on Form 8-K filed on September 28, 2009

**10.12	ConAgra Foods, Inc. 2014 Executive Incentive Plan incorporated herein by reference to Exhibit 10.2 of ConAgra Foods’ current report on Form 8-K filed on September 22, 2014

**10.13
ConAgra Foods, Inc. 2008 Performance Share Plan, effective July 16, 2008, incorporated herein by reference to Exhibit 10.3 of ConAgra Foods' quarterly report on Form 10-Q for quarter ended August 24, 2008

**10.14	CEO Performance Share Plan for Transitional Awards, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ current report on Form 8-K filed on February 12, 2015

**10.15
ConAgra Foods, Inc. Deferred Compensation Plan Requirements dated December 10, 2010, incorporated herein by reference to Exhibit 10.7 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended February 27, 2011

**10.16
Amendment to Certain Equity Awards and Agreements Pursuant to the ConAgra Foods Inc. 2015 Voluntary Retirement Program and 2015 SG&A Reduction Program, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended November 29, 2015

**10.17
Form of Amended and Restated Change of Control Agreement between ConAgra Foods and its executives (pre September 2011), incorporated herein by reference to Exhibit 10.14 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended November 23, 2008

**10.17.1
Form of Change of Control Agreement between ConAgra Foods and its executives (post September 2011), as amended and restated on February 18, 2015, incorporated herein by reference to Exhibit 10.16.1 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 31, 2015

**10.18
Form of Executive Time Sharing Agreement, as adopted on February 18, 201, incorporated herein by reference to Exhibit 10.17 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 31, 2015

**10.19
Amended and Restated Employment Agreement between ConAgra Foods and Gary M. Rodkin, incorporated herein by reference to Exhibit 10.15 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended November 23, 2008

**10.19.1
Letter Agreement, dated as of February 12, 2015, between ConAgra Foods and Gary M. Rodkin incorporated herein by reference to Exhibit 10.4 of ConAgra Foods’ current report on form 8-K filed February 12, 2015

**10.20	Stock Option Agreement between ConAgra Foods, Inc. and Gary M. Rodkin incorporated herein by reference to Exhibit 10.2 of ConAgra Foods' current report on Form 8-K filed on September 1, 2005

**10.21
Employment Agreement, dated as of February 12, 2015, between ConAgra Foods, Inc. and Sean Connolly, incorporated herein by reference to Exhibit 10.2 of ConAgra Foods’ current report on Form 8-K filed on February 12, 2015

**10.22
Amendment to Employment Agreement dated December 31, 2015, effective January 1, 2016, by and between ConAgra Foods, Inc. and Sean Connolly, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended February 28, 2016

**10.23
Change of Control Agreement, dated as of February 12, 2015, between ConAgra Foods and Sean Connolly, incorporated herein by reference to Exhibit 10.3 of ConAgra Foods’ current report on Form 8-K filed on February 12, 2015

**10.24
Letter Agreement between ConAgra Foods, Inc. and Brian L. Keck dated September 7, 2010, as amended, incorporated herein by reference to Exhibit 10.2 of ConAgra Foods' quarterly report on Form 10-Q for the quarter ended August 28, 2011

**10.25
Amendment to Stock Option Agreements between ConAgra Foods, Inc. and Brian L. Keck dated March 14, 2014, incorporated herein by reference to Exhibit 10.19 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 25, 2014

**10.26
Letter Agreement between ConAgra Foods, Inc. and Paul Maass dated May 16, 2013, incorporated herein by reference to Exhibit 10.21 of ConAgra Foods' annual report on Form 10-K for the fiscal year ended May 26, 2013

**10.27
Transition and Separation Agreement with Paul Maass dated May 4, 2015, incorporated herein by reference to Exhibit 10.25 of ConAgra Foods’ annual report on Form 10-K for the fiscal year ended May 31, 2015

10.28	Separation Agreement with Albert Bolles, Ph.D., dated August 11, 2015, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods’ current report on Form 8-K filed on August 14, 2015

10.29
Revolving Credit Agreement, dated as of September 14, 2011, by and among ConAgra Foods, Inc., JP Morgan Chase Bank, N.A., as administrative agent and a lender, Bank of America, N.A., as syndication agent and a lender, and the other financial institutions party thereto, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods' current report on Form 8-K filed on September 15, 2011

10.29.1
Amendment No. 1 to the Revolving Credit Agreement, entered into as of December 21, 2012, among ConAgra Foods, Inc., JPMorgan Chase Bank, N.A. as administrative agent and a lender and the other financial institutions party thereto, incorporated herein by reference to Exhibit 10.3 of ConAgra Foods' current report on Form 8-K filed on December 27, 2012

10.29.2
Amendment No. 2 to the Revolving Credit Agreement entered into as of August 27, 2013, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods, quarterly report on Form 10-Q for the Quarter Ended November 24, 2013

10.29.3
Amendment No. 3 to the Revolving Credit Agreement, entered into as of March 23, 2015, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods Current Report on Form 8-K filed on March 26, 2015

10.29.4
Amendment No. 4 to Revolving Credit Agreement, dated as of September 14, 2011, among the Company, JPMorgan Chase Bank, N.A., as administrative agent and a lender, and the other financial institutions party thereto, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods' current report on Form 8-K filed September 22, 2015

10.30
Term Loan Agreement, entered into as of December 21, 2012, among ConAgra Foods, Inc. and Bank of America, N.A., as administrative agent, JPMorgan Bank, N.A., as syndication agent and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, as sole lead arranger and sole bookrunner, and the other financial institutions party thereto, incorporated herein by reference to Exhibit 10.2 of ConAgra Foods' Current Report on Form 8-K filed on December 27, 2012

10.31
Letter Agreement, entered into as of January 15, 2016, between ConAgra Foods, Inc. and Bank of America, N.A., as lender, incorporated herein by reference to Exhibit 10.1 of ConAgra Foods' current report on Form 8-K filed on January 20, 2016

10.32
Letter Agreement, entered into as of January 15, 2016, between ConAgra Foods, Inc. and Goldman Sachs Bank USA, as lender, incorporated herein by reference to Exhibit 10.2 of ConAgra Foods' current report on Form 8-K filed on January 20, 2016

10.33
Letter Agreement, entered into as of January 15, 2016, between ConAgra Foods, Inc. and Wells Fargo Bank, National Association, as lender, incorporated herein by reference to Exhibit 10.3 of ConAgra Foods' current report on Form 8-K filed on January 20, 2016

10.34
Cooperation Agreement, dated as of July 8, 2015, between JANA Partners LLC and ConAgra Foods, Inc., incorporated herein by reference to Exhibit 99.1 of ConAgra Foods' current report on Form 8-K filed on July 8, 2015

10.34.1
Amended and Restated Cooperation Agreement, dated as of May 27, 2016, between JANA Partners LLC and ConAgra Foods, Inc., incorporated herein by reference to Exhibit 99.1 of ConAgra Foods' current report on Form 8-K filed on May 31, 2016

12	Statement regarding computation of ratio of earnings to fixed charges

21	Subsidiaries of ConAgra Foods, Inc.

23	Consent of KPMG LLP

24	Powers of Attorney

31.1	Section 302 Certificate

31.2	Section 302 Certificate

32.1	Section 906 Certificates

The following materials from ConAgra Foods' Annual Report on Form 10-K for the year ended May 29, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Common Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

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