Form 10-Q
period 2016-08-28
CONAGRA FOODS INC /DE/
filed 2016-10-04
CIK 23217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________________
FORM 10-Q
 ______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 28, 2016
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
(312) 549-5000
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of issuer’s common stock, as of August 28, 2016, was 437,769,664.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in millions except per share amounts)
(unaudited)

	Thirteen weeks ended
	August 28, 2016	August 30, 2015
Net sales	$2,667.5	$2,794.9
Costs and expenses:
Cost of goods sold	1,943.4	2,093.8
Selling, general and administrative expenses	281.5	405.4
Interest expense, net	59.0	80.3
Income from continuing operations before income taxes and equity method investment earnings	383.6	215.4
Income tax expense	218.7	85.0
Equity method investment earnings	23.6	37.0
Income from continuing operations	188.5	167.4
Income (loss) from discontinued operations, net of tax	1.5	(1,319.8)
Net income (loss)	$190.0	$(1,152.4)
Less: Net income attributable to noncontrolling interests	3.8	1.7
Net income (loss) attributable to ConAgra Foods, Inc.	$186.2	$(1,154.1)
Earnings (loss) per share — basic
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$0.42	$0.38
Loss from discontinued operations attributable to ConAgra Foods, Inc. common stockholders	—	(3.06)
Net income (loss) attributable to ConAgra Foods, Inc. common stockholders	$0.42	$(2.68)
Earnings (loss) per share — diluted
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$0.42	$0.38
Loss from discontinued operations attributable to ConAgra Foods, Inc. common stockholders	—	(3.03)
Net income (loss) attributable to ConAgra Foods, Inc. common stockholders	$0.42	$(2.65)
Cash dividends declared per common share	$0.25	$0.25
See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in millions)
(unaudited)

	Thirteen weeks ended
	August 28, 2016			August 30, 2015
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income (loss)	$408.0	$(218.0)	$190.0	$(1,539.5)	$387.1	$(1,152.4)
Other comprehensive income (loss):
Unrealized derivative adjustments	(8.0)	3.1	(4.9)	—	—	—
Unrealized gains (losses) on available-for-sale securities	0.2	(0.1)	0.1	—	—	—
Unrealized currency translation (losses) gains	(11.9)	0.2	(11.7)	(37.6)	—	(37.6)
Pension and post-employment benefit obligations:
Unrealized pension and post-employment benefit obligations	(2.1)	0.1	(2.0)	6.6	(1.6)	5.0
Reclassification for pension and post-employment benefit obligations included in net income	(0.9)	0.3	(0.6)	(1.3)	0.5	(0.8)
Comprehensive income (loss)	385.3	(214.4)	170.9	(1,571.8)	386.0	(1,185.8)
Comprehensive income (loss) attributable to noncontrolling interests	3.8	(0.1)	3.7	(1.1)	(0.3)	(1.4)
Comprehensive income (loss) attributable to ConAgra Foods, Inc.	$381.5	$(214.3)	$167.2	$(1,570.7)	$386.3	$(1,184.4)

See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions except share data)
(unaudited)

	August 28, 2016	May 29, 2016
ASSETS
Current assets
Cash and cash equivalents	$794.6	$834.5
Receivables, less allowance for doubtful accounts of $4.8 and $3.7	847.0	836.6
Inventories	1,637.9	1,582.1
Prepaid expenses and other current assets	127.6	206.5
Current assets held for sale	—	117.0
Total current assets	3,407.1	3,576.7
Property, plant and equipment	6,291.6	6,209.2
Less accumulated depreciation	(3,554.8)	(3,498.9)
Property, plant and equipment, net	2,736.8	2,710.3
Goodwill	4,390.6	4,530.1
Brands, trademarks and other intangibles, net	1,243.5	1,276.8
Other assets	1,052.1	1,067.2
Noncurrent assets held for sale	5.8	229.5
	$12,835.9	$13,390.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable	$35.1	$38.8
Current installments of long-term debt	487.6	571.4
Accounts payable	992.9	945.4
Accrued payroll	124.9	271.1
Other accrued liabilities	724.3	651.0
Current liabilities held for sale	—	54.7
Total current liabilities	2,364.8	2,532.4
Senior long-term debt, excluding current installments	4,255.5	4,721.9
Subordinated debt	195.9	195.9
Other noncurrent liabilities	2,220.1	2,144.1
Noncurrent liabilities held for sale	—	1.5
Total liabilities	9,036.3	9,595.8
Commitments and contingencies (Note 12)
Common stockholders' equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 567,907,172	2,839.7	2,839.7
Additional paid-in capital	1,144.3	1,136.3
Retained earnings	3,290.7	3,218.3
Accumulated other comprehensive loss	(363.5)	(344.5)
Less treasury stock, at cost, 130,137,508 and 129,842,206 common shares	(3,192.9)	(3,136.2)
Total ConAgra Foods, Inc. common stockholders' equity	3,718.3	3,713.6
Noncontrolling interests	81.3	81.2
Total stockholders' equity	3,799.6	3,794.8
	$12,835.9	$13,390.6
See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Thirteen weeks ended
	August 28, 2016	August 30, 2015
Cash flows from operating activities:
Net income (loss)	$190.0	$(1,152.4)
Income (loss) from discontinued operations	1.5	(1,319.8)
Income from continuing operations	188.5	167.4
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	92.7	91.7
Asset impairment charges	164.1	0.6
Gain on divestitures	(198.2)	—
Earnings of affiliates in excess of distributions	(9.1)	(33.9)
Share-based payments expense	8.6	9.2
Contributions to pension plans	(3.0)	(2.7)
Pension benefit	(6.5)	—
Other items	9.0	(2.1)
Change in operating assets and liabilities excluding effects of business acquisitions and dispositions:
Accounts receivable	(9.2)	(63.9)
Inventory	(58.7)	(113.1)
Deferred income taxes and income taxes payable, net	220.0	4.1
Prepaid expenses and other current assets	15.9	11.0
Accounts payable	72.1	51.8
Accrued payroll	(146.0)	(55.3)
Other accrued liabilities	(3.3)	(0.9)
Net cash flows from operating activities — continuing operations	336.9	63.9
Net cash flows from operating activities — discontinued operations	(11.0)	29.2
Net cash flows from operating activities	325.9	93.1
Cash flows from investing activities:
Additions to property, plant and equipment	(117.4)	(101.6)
Sale of property, plant and equipment	3.0	12.9
Proceeds from divestitures	486.3	—
Purchase of intangible assets	—	(10.4)
Net cash flows from investing activities — continuing operations	371.9	(99.1)
Net cash flows from investing activities — discontinued operations	—	(26.4)
Net cash flows from investing activities	371.9	(125.5)
Cash flows from financing activities:
Net short-term borrowings	(3.7)	5.2
Repayment of long-term debt	(554.2)	(2.5)
Payment of intangible asset financing arrangement	(14.9)	—
Repurchase of ConAgra Foods, Inc. common shares	(85.6)	—
Cash dividends paid	(109.5)	(107.1)
Exercise of stock options and issuance of other stock awards	32.6	93.6
Other items	(2.4)	(1.4)
Net cash flows from financing activities — continuing operations	(737.7)	(12.2)
Net cash flows from financing activities — discontinued operations	—	—
Net cash flows from financing activities	(737.7)	(12.2)
Effect of exchange rate changes on cash and cash equivalents	—	(1.6)
Net change in cash and cash equivalents	(39.9)	(46.2)
Discontinued operations cash activity included above:
Add: Cash balance included in assets held for sale at beginning of period	—	18.4
Less: Cash balance included in assets held for sale at end of period	—	22.6
Cash and cash equivalents at beginning of period	834.5	164.7
Cash and cash equivalents at end of period	$794.6	$114.3
See notes to the condensed consolidated financial statements.

ConAgra Foods, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirteen Weeks Ended August 28, 2016 and August 30, 2015
(columnar dollars in millions except per share amounts)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The unaudited financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. The adjustments are of a normal recurring nature, except as otherwise noted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the ConAgra Foods, Inc. (the "Company", "we", "us", or "our") Annual Report on Form 10-K for the fiscal year ended May 29, 2016.
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

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) into operations:

	Thirteen Weeks Ended		Affected Line Item in the Condensed Consolidated Statement of Operations
	August 28, 2016	August 30, 2015
Amortization of pension and postretirement liabilities:
Net prior service benefit	$(0.9)	$(1.3)	Selling, general and administrative expenses
	(0.9)	(1.3)	Total before tax
	0.3	0.5	Income tax expense
	$(0.6)	$(0.8)	Net of tax

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
Accounting Changes — In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for income taxes, among other changes, related to stock-based compensation. We elected to early adopt this ASU as of the beginning of fiscal 2017. For the first quarter of fiscal 2017, we recognized all excess tax benefits and tax deficiencies as income tax expense or benefit as a discrete event. An income tax benefit of approximately $11.6 million was recognized in the first quarter of fiscal 2017 as a result of the adoption of ASU 2016-09. The treatment of forfeitures has changed as we have elected to discontinue our past process of estimating the number of forfeitures and now account for forfeitures as they occur. As such, this had a cumulative effect on retained earnings of $3.9 million, net of tax. We have elected to present the cash flow statement on a retrospective transition method and prior periods have been adjusted to present the excess tax benefits as part of cash flows from operating activities. This resulted in an increase in cash flows from operating activities and a decrease in cash flows from financing activities of $26.3 million in the first quarter of fiscal 2016.

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
In July 2015, the FASB issued ASU 2015-11, Inventory, which requires an entity to measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The effective date for the standard is for fiscal years beginning after December 15, 2016. Early adoption is permitted. The standard is to be applied prospectively. We do not expect ASU 2015-11 to have a material impact to our financial statements.
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

2. DISCONTINUED OPERATIONS AND OTHER DIVESTITURES
Private Brands Operations
On February 1, 2016, pursuant to the Stock Purchase Agreement, dated as of November 1, 2015, we completed the disposition of our Private Brands operations to TreeHouse Foods, Inc. ("Treehouse") for $2.6 billion in cash on a debt-free basis, subject to working capital and other adjustments.
As a result of the disposition, we recognized a pre-tax charge of $1.81 billion ($1.34 billion after-tax) in the first quarter of fiscal 2016, to write-down the goodwill and long-lived assets to the estimated sales price, less costs to sell. We reflected the results of this business as discontinued operations for all periods presented.
The summary comparative financial results of the Private Brands business, included within discontinued operations, were as follows:

	Thirteen weeks ended
	August 28, 2016	August 30, 2015
Net sales	$—	$891.8
Gain on sale of businesses	$1.5	$—
Goodwill and long-lived asset impairment charges	—	(1,812.3)
Income (loss) from operations of discontinued operations before income taxes and equity method investment earnings	(0.7)	20.4
Income (loss) before income taxes	0.8	(1,791.9)
Income tax benefit	(0.7)	(472.1)
Income (loss) from discontinued operations, net of tax	$1.5	$(1,319.8)

Other Divestitures
During the first quarter of fiscal 2017, we completed the sales of our Spicetec Flavors & Seasonings business ("Spicetec") and our JM Swank business, parts of our Commercial segment, for $327.0 million and $159.3 million, respectively, in cash, net of cash included in the dispositions. We recognized a gain from the sales of $145.0 million and $53.2 million, respectively. The assets and liabilities of these businesses have been reclassified as assets and liabilities held for sale within our Condensed Consolidated Balance Sheets for the period presented prior to the divestiture.

The assets and liabilities classified as held for sale reflected in our Condensed Consolidated Balance Sheets related to the Spicetec and JM Swank businesses were as follows:

May 29, 2016
Spicetec:
Current assets	$43.3
Noncurrent assets (including goodwill of $104.7 million)	148.3
Current liabilities	10.3
Noncurrent liabilities	1.2
Swank:
Current assets	$73.7
Noncurrent assets (including goodwill of $53.8 million)	74.3
Current liabilities	44.3
Noncurrent liabilities	0.4
In addition, we are actively marketing certain other long-lived assets. These assets have been reclassified as assets held for sale within our Condensed Consolidated Balance Sheets for all periods presented. These assets were held within our Corporate and Grocery & Snacks segments, respectively. The balance of these noncurrent assets classified as held for sale was $5.8 million and $6.9 million at August 28, 2016 and May 29, 2016, respectively.

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
Although we remain unable to make good faith estimates relating to the entire SCAE Plan, we are reporting on actions initiated through the end of the first quarter of fiscal 2017, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have resulted or will result in cash outflows. As of August 28, 2016, our Board of Directors has approved the incurrence of up to $739.0 million of expenses in connection with the SCAE Plan, including expenses allocated for the Private Brands operations. We have incurred or expect to incur approximately $431.4 million of charges ($300.4 million of cash charges and $131.0 million of non-cash charges) for actions identified to date under the SCAE Plan related to our continuing operations. In the first quarter of fiscal 2017 and 2016, we recognized charges of $14.1 million and $17.4 million, respectively, in relation to the SCAE Plan related to our continuing operations. We expect to incur costs related to the SCAE Plan over a multi-year period.

We anticipate that we will recognize the following pre-tax expenses in association with the SCAE Plan related to our continuing operations (amounts include charges recognized from plan inception through the first quarter of fiscal 2017):

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Commercial	Corporate	Total
Multi-employer pension costs	$29.8	$1.5	$—	$—	$—	$—	$31.3
Accelerated depreciation	31.6	19.0	—	—	—	1.2	51.8
Other cost of goods sold	5.6	2.6	—	—	—	—	8.2
Total cost of goods sold	67.0	23.1	—	—	—	1.2	91.3
Severance and related costs, net	21.9	12.1	4.2	6.1	2.1	97.7	144.1
Fixed asset impairment (Net of gains on disposal)	7.3	6.2	—	—	—	0.8	14.3
Accelerated depreciation	—	0.1	—	—	—	1.5	1.6
Contract/Lease cancellation expenses (recoveries)	0.8	0.5	—	—	—	61.8	63.1
Consulting/Professional fees	0.6	0.4	0.1	—	—	57.5	58.6
Other selling, general and administrative expenses	11.8	3.8	—	—	—	42.8	58.4
Total selling, general and administrative expenses	42.4	23.1	4.3	6.1	2.1	262.1	340.1
Consolidated total	$109.4	$46.2	$4.3	$6.1	$2.1	$263.3	$431.4
During the first quarter of fiscal 2017, we recognized the following pre-tax expenses for the SCAE Plan related to our continuing operations:

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Commercial	Corporate	Total
Accelerated depreciation	$1.8	$1.2	$—	$—	$—	$—	$3.0
Other cost of goods sold	2.0	0.2	—	—	—	—	2.2
Total cost of goods sold	3.8	1.4	—	—	—	—	5.2
Severance and related costs, net	(0.2)	—	0.2	1.8	—	—	1.8
Fixed asset impairment (Net of gains on disposal)	0.6	2.6	—	—	—	—	3.2
Accelerated depreciation	—	—	—	—	—	0.2	0.2
Contract/Lease cancellation expenses (recoveries)	—	—	—	—	—	(1.5)	(1.5)
Consulting/Professional fees	—	—	—	—	—	0.1	0.1
Other selling, general and administrative expenses	0.7	1.0	—	—	—	3.4	5.1
Total selling, general and administrative expenses	1.1	3.6	0.2	1.8	—	2.2	8.9
Consolidated total	$4.9	$5.0	$0.2	$1.8	$—	$2.2	$14.1
Included in the above table are $5.5 million of charges that have resulted or will result in cash outflows and $8.6 million in non-cash charges.

We recognized the following cumulative (plan inception to August 28, 2016) pre-tax expenses related to the SCAE Plan related to our continuing operations in our Condensed Consolidated Statements of Operations:

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Commercial	Corporate	Total
Multi-employer pension costs	$29.8	$1.5	$—	$—	$—	$—	$31.3
Accelerated depreciation	23.2	18.6	—	—	—	1.2	43.0
Other cost of goods sold	3.9	2.1	—	—	—	—	6.0
Total cost of goods sold	56.9	22.2	—	—	—	1.2	80.3
Severance and related costs, net	20.4	10.5	4.2	6.1	2.1	96.4	139.7
Fixed asset impairment (Net of gains on disposal)	7.8	6.2	—	—	—	0.8	14.8
Accelerated depreciation	—	—	—	—	—	1.5	1.5
Contract/Lease cancellation expenses	0.8	0.5	—	—	—	60.2	61.5
Consulting/Professional fees	0.6	0.4	0.1	—	—	50.9	52.0
Other selling, general and administrative expenses	6.1	2.6	—	—	—	16.4	25.1
Total selling, general and administrative expenses	35.7	20.2	4.3	6.1	2.1	226.2	294.6
Consolidated total	$92.6	$42.4	$4.3	$6.1	$2.1	$227.4	$374.9
Included in the above table are $254.3 million of charges that have resulted or will result in cash outflows and $120.6 million in non-cash charges. Not included in the above table are $130.2 million of pre-tax expenses ($84.5 million of cash charges and $45.7 million of non-cash charges) related to the Private Brands operations which we sold in the third quarter of fiscal 2016.
Liabilities recorded for the SCAE Plan related to our continuing operations and changes therein for the first quarters of fiscal 2017 were as follows:

	Balance at May 29, 2016	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Changes in Estimates	Balance at August 28, 2016
Multi-employer pension costs	$40.7	$—	$(10.9)	$—	$29.8
Severance	47.2	3.6	(18.3)	(1.8)	30.7
Consulting	4.7	0.1	(4.8)	—	—
Contract termination	6.3	—	(0.4)	(1.5)	4.4
Other costs	0.5	5.2	(3.7)	—	2.0
Total	$99.4	$8.9	$(38.1)	$(3.3)	$66.9

4. LONG-TERM DEBT AND REVOLVING CREDIT FACILITY
As of August 28, 2016, we were in compliance with all financial covenants with our revolving credit facility.
During the first quarter of fiscal 2017, we repaid the entire principal balance of $550.0 million of our floating rate notes on the maturity date of July 21, 2016.
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

During the third quarter of fiscal 2016, Lamb Weston BSW (See Note 5) issued a $30.0 million promissory note with a financial institution. The note includes a $23.0 million fixed rate loan segment with interest at 4.34% and a $7.0 million variable rate loan segment with interest at LIBOR plus an applicable margin ranging from 1.90% to 2.30%, payable in semi-annual installments through fiscal 2032.
During the second quarter of fiscal 2016, we repaid the entire principal balance of $250.0 million of our 1.35% senior notes on the maturity date of September 10, 2015.
Net interest expense from continuing operations consists of:

	Thirteen weeks ended
	August 28, 2016	August 30, 2015
Long-term debt	$61.5	$82.3
Short-term debt	0.5	0.2
Interest income	(0.8)	(0.2)
Interest capitalized	(2.2)	(2.0)
	$59.0	$80.3

5. VARIABLE INTEREST ENTITIES
Variable Interest Entities Consolidated
We own a 49.99% interest in Lamb Weston BSW, LLC ("Lamb Weston BSW"), a potato processing venture with Ochoa Ag Unlimited Foods, Inc. ("Ochoa"). We provide all sales and marketing services to Lamb Weston BSW. Under certain circumstances, we could be required to compensate Ochoa for lost profits resulting from significant production shortfalls ("production shortfalls"). Commencing on June 1, 2018, or on an earlier date under certain circumstances, we have a contractual right to purchase the remaining equity interest in Lamb Weston BSW from Ochoa (the "call option"). We are currently subject to a contractual obligation to purchase all of Ochoa's equity investment in Lamb Weston BSW at the option of Ochoa (the "put option"). The purchase prices under the call option and the put option (the "options") are based on the book value of Ochoa's equity interest at the date of exercise, as modified by an agreed-upon rate of return for the holding period of the investment balance. The agreed-upon rate of return varies depending on the circumstances under which any of the options are exercised. As of August 28, 2016, the price at which Ochoa had the right to put its equity interest to us was $48.9 million. This amount is presented within other noncurrent liabilities in our Condensed Consolidated Balance Sheets. We have determined that Lamb Weston BSW is a variable interest entity and that we are the primary beneficiary of the entity. Accordingly, we consolidate the financial statements of Lamb Weston BSW.
During the third quarter of fiscal 2016, Lamb Weston BSW issued a $30.0 million promissory note with a financial institution. The note includes a $23.0 million fixed rate loan segment with interest at 4.34% and a $7.0 million variable rate loan segment with interest at LIBOR plus an applicable margin ranging from 1.90% to 2.30%, payable in semi-annual installments through fiscal 2032. Lamb Weston BSW also issued a $10.0 million revolving note with interest at LIBOR plus an applicable margin ranging from 1.75% to 2.00% that matures in June 2021. As of August 28, 2016, Lamb Weston BSW had $1.0 million outstanding against this revolving note. In connection with these Lamb Weston BSW financings, Lamb Weston has entered into an agreement with the financial institution which provides that in the event that Lamb Weston BSW fails to comply with certain financial covenants or repayment terms, Lamb Weston is required to either make certain additional equity contributions to Lamb Weston BSW or to purchase the underlying notes.
Our variable interests in Lamb Weston BSW include an equity investment in the venture, the options, certain fees paid to us by Lamb Weston BSW for sales and marketing services, and the contingent obligation related to production shortfalls. Our maximum exposure to loss as a result of our involvement with this venture is equal to our equity investment in the venture, the balance of any promissory notes extended to the venture which are subject to Lamb Weston’s purchase obligation, and the amount, if any, by which the put option exercise price exceeds the fair value of the noncontrolling interest in Lamb Weston BSW upon its exercise. Also, in the event of a production shortfall, we could be required to compensate Ochoa for lost profits. It is not possible to determine the maximum exposure to losses from the potential exercise of the put option or from potential production shortfalls. However, we do not expect to incur material losses resulting from these potential exposures.

Due to the consolidation of this variable interest entity, we reflected the following in our Condensed Consolidated Balance Sheets:

	August 28, 2016	May 29, 2016
Cash and cash equivalents	$9.1	$4.3
Receivables, less allowance for doubtful accounts	0.1	0.1
Inventories	1.4	1.2
Prepaid expenses and other current assets	0.3	0.4
Property, plant and equipment, net	51.4	52.2
Goodwill	18.8	18.8
Brands, trademarks and other intangibles, net	5.0	5.2
Total assets	$86.1	$82.2
Notes payable	$1.0	$1.0
Current installments of long-term debt	1.2	0.5
Accounts payable	13.5	10.9
Accrued payroll	0.6	0.8
Other accrued liabilities	1.3	0.9
Senior long-term debt, excluding current installments	28.8	29.5
Other noncurrent liabilities (noncontrolling interest)	33.2	32.2
Total liabilities	$79.6	$75.8
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
We hold a 50% interest in Lamb Weston RDO, a potato processing venture. We provide all sales and marketing services to Lamb Weston RDO. We receive a fee for these services based on a percentage of the net sales of the venture. We reflect the value of our ownership interest in this venture in other assets in our Condensed Consolidated Balance Sheets, based upon the equity method of accounting. The balance of our investment was $17.1 million and $16.9 million at August 28, 2016 and May 29, 2016, respectively, representing our maximum exposure to loss as a result of our involvement with this venture. The capital structure of Lamb Weston RDO includes owners' equity of $34.3 million and term borrowings from banks of $40.5 million as of August 28, 2016. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this venture.
We lease certain office buildings from entities that we have determined to be variable interest entities. The lease agreements with these entities include fixed-price purchase options for the assets being leased. The lease agreements also contain contingent put options (the “lease put options”) that allow the lessors to require us to purchase the buildings at the greater of original construction cost, or fair market value, without a lease agreement in place (the “put price”) in certain limited circumstances. As a result of substantial impairment charges related to our divested Private Brands operations, these lease put options are exercisable now and remain exercisable until generally 30 days after the end of the respective lease agreements. We are amortizing the difference between the estimated put price and the estimated fair value (without a lease agreement in place) of each respective property over the remaining respective lease term within selling, general and administrative expenses. As of August 28, 2016, the estimated amount by which the put prices exceeded the fair values of the related properties was $58.5 million, of which we have accrued $11.1 million. As these buildings are worth considerably more when under lease agreements than when vacant, we may be able to mitigate some, or all of the financial exposure created by the put options by maintaining active lease agreements and/or by subleasing the buildings to credit worthy tenants. We do not expect to ultimately incur material financial losses as a result of the potential exercise of the lease put options by the lessors. These leases are accounted for as operating leases, and accordingly, there are no material assets or liabilities, other than the accrued portion of the put price, associated with these entities included in our Condensed Consolidated Balance Sheets. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of these entities. In making this determination, we have considered, among other items, the terms of the lease agreements, the expected remaining useful lives of the assets leased, and the capital structure of the lessor entities.

6. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
The change in the carrying amount of goodwill for the first quarter of fiscal 2017 was as follows:

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Commercial	Total
Balance as of May 29, 2016	$2,337.4	$1,028.9	$448.5	$581.3	$134.0	$4,530.1
Impairment	—	—	(139.2)	—	—	(139.2)
Currency translation	—	0.1	(0.1)	—	(0.3)	(0.3)
Balance as of August 28, 2016	$2,337.4	$1,029.0	$309.2	$581.3	$133.7	$4,390.6
Other identifiable intangible assets were as follows:

	August 28, 2016		May 29, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$834.1	$—	$857.9	$—
Amortizing intangible assets	584.8	175.4	584.0	165.1
	$1,418.9	$175.4	$1,441.9	$165.1
In the first quarter of fiscal 2017, we recognized a goodwill impairment charge of $139.2 million and an impairment of a non-amortizing intangible asset of $24.4 million in the International segment. See further discussion in "Critical Accounting Estimates" in Management's Discussion and Analysis.
Non-amortizing intangible assets are comprised of brands and trademarks.
Amortizing intangible assets, carrying a remaining weighted average life of approximately 15 years, are principally composed of customer relationships, licensing arrangements, and intellectual property. Based on amortizing assets recognized in our Condensed Consolidated Balance Sheet as of August 28, 2016, amortization expense is estimated to average $35.9 million for each of the next five years.
In the first quarter of fiscal 2016, we recorded an amortizing intangible asset of $92.8 million, of which only $14.9 million and $10.4 million was a cash payment made in the first quarter of fiscal 2017 and fiscal 2016, respectively. Remaining payments will be made over a five-year period.

7. DERIVATIVE FINANCIAL INSTRUMENTS
Our operations are exposed to market risks from adverse changes in commodity prices affecting the cost of raw materials and energy, foreign currency exchange rates, and interest rates. In the normal course of business, these risks are managed through a variety of strategies, including the use of derivatives.
Commodity and commodity index futures and option contracts are used from time to time to economically hedge commodity input prices on items such as natural gas, vegetable oils, proteins, packaging materials, dairy, grains, and electricity. Generally, we economically hedge a portion of our anticipated consumption of commodity inputs for periods of up to 36 months. We may enter into longer-term economic hedges on particular commodities, if deemed appropriate. As of August 28, 2016, we had economically hedged certain portions of our anticipated consumption of commodity inputs using derivative instruments with expiration dates through April 2017.
In order to reduce exposures related to changes in foreign currency exchange rates, we enter into forward exchange, option, or swap contracts from time to time for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of August 28, 2016, we had economically hedged certain portions of our foreign currency risk in anticipated transactions using derivative instruments with expiration dates through May 2017.
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
All derivative instruments are recognized on our balance sheets at fair value (refer to Note 15 for additional information related to fair value measurements). The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. In accordance with U.S. GAAP, we offset certain derivative asset and liability balances, as well as certain amounts representing rights to reclaim cash collateral and obligations to return cash collateral, where master netting agreements provide for legal right of setoff. At August 28, 2016 and May 29, 2016, amounts representing a right to reclaim cash collateral of $0.3 million were included in prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets.
Derivative assets and liabilities and amounts representing a right to reclaim cash collateral or an obligation to return cash collateral were reflected in our Condensed Consolidated Balance Sheets as follows:

	August 28, 2016	May 29, 2016
Prepaid expenses and other current assets	$23.1	$26.1
Other accrued liabilities	0.4	0.7
The following table presents our derivative assets and liabilities, at August 28, 2016, on a gross basis, prior to the setoff of $3.4 million to total derivative assets and $3.7 million to total derivative liabilities where legal right of setoff existed:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Prepaid expenses and other current assets	$6.5	Other accrued liabilities	$3.8
Foreign exchange contracts	Prepaid expenses and other current assets	19.9	Other accrued liabilities	—
Other	Prepaid expenses and other current assets	0.1	Other accrued liabilities	0.3
Total derivatives not designated as hedging instruments		$26.5		$4.1

The following table presents our derivative assets and liabilities at May 29, 2016, on a gross basis, prior to the setoff of $1.8 million to total derivative assets and $2.1 million to total derivative liabilities where legal right of setoff existed:

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
The location and amount of gains (losses) from derivatives not designated as hedging instruments in our Condensed Consolidated Statements of Operations were as follows:

Derivatives Not Designated as Hedging Instruments	Location in Condensed Consolidated Statement of Operations of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized on Derivatives in Condensed Consolidated Statement of Operations for the Thirteen Weeks Ended
		August 28, 2016	August 30, 2015
Commodity contracts	Cost of goods sold	$0.1	$(9.3)
Foreign exchange contracts	Cost of goods sold	0.1	—
Foreign exchange contracts	Selling, general and administrative expense	(1.2)	0.1
Total loss from derivative instruments not designated as hedging instruments		$(1.0)	$(9.2)
As of August 28, 2016, our open commodity contracts had a notional value (defined as notional quantity times market value per notional quantity unit) of $102.3 million and $75.5 million for purchase and sales contracts, respectively. As of May 29, 2016, our open commodity contracts had a notional value of $107.5 million and $55.1 million for purchase and sales contracts, respectively. The notional amount of our foreign currency forward and cross currency swap contracts as of August 28, 2016 and May 29, 2016 was $114.9 million and $120.0 million, respectively.
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
At August 28, 2016, the maximum amount of loss due to the credit risk of the counterparties, had the counterparties failed to perform according to the terms of the contracts, was $20.1 million.

8. SHARE-BASED PAYMENTS
For the first quarter of fiscal 2017 and 2016, we recognized total stock-based compensation expense (including stock options, restricted stock units, cash-settled restricted stock units, and performance shares) of $14.8 million and $22.4 million, respectively. These amounts are inclusive of discontinued operations. Included in the total stock-based compensation expense for the first quarter of fiscal 2017 and 2016 was income of $0.1 million and expense of $0.2 million, respectively, related to stock options granted by a subsidiary in the subsidiary's shares to the subsidiary's employees. For the first quarter of fiscal 2017, we granted 0.4 million restricted stock units at a weighted average grant date price of $47.85, 0.4 million cash-settled restricted stock units at a weighted average grant date price of $48.07, 1.1 million stock options at a weighted average exercise price of $48.11, and 0.2 million performance shares at a weighted average grant date price of $46.94.
Performance shares are granted to selected executives and other key employees with vesting contingent upon meeting various Company-wide performance goals. The performance goals for the performance periods ending in fiscal 2017 are based upon an overarching earnings per share goal (for certain participants) and, for all participants, (a) our earnings before interest, taxes, depreciation, and amortization ("EBITDA") return on capital, and (b) revenue growth, each measured over the defined performance period. The awards actually earned will range from zero to two hundred percent of the targeted number of performance shares for the performance period ending in fiscal 2017. A payout equal to 25% of the participant's approved target incentive is required to be paid out if we achieve a threshold level of EBITDA return on capital for the performance period ending in fiscal 2017.
The performance goal for one-third of the target number of performance shares for the performance period ending in fiscal 2018 (the "2018 performance period") is based upon an overarching earnings per share goal (for certain participants) and, for all participants, our fiscal 2016 EBITDA return on capital. Another one-third of the target number of performance shares granted for the 2018 performance period is based on an overarching earnings per share goal (for certain participants) and our fiscal 2017 EBITDA return on capital. The performance goal for the last one-third of the target number of performance shares granted for the 2018 performance period is expected to be set at the start of fiscal 2018.
The performance goal for one-third of the target number of performance shares for the performance period ending in fiscal 2019 (the "2019 performance period") is based upon an overarching earnings per share goal (for certain participants) and our fiscal 2017 EBITDA return on capital. The performance goal for the final two-thirds of the target number of performance shares granted for the 2019 performance period is expected to be set at the start of fiscal 2018.
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
The weighted average Black-Scholes assumptions for stock options granted during the first quarter of fiscal 2017 were as follows:

Expected volatility (%)	19.17
Dividend yield (%)	2.33
Risk-free interest rate (%)	1.02
Expected life of stock option (years)	4.94
The weighted average value of stock options granted during the first quarter of fiscal 2017 was $6.13 per option based upon a Black-Scholes methodology.

9. EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings (loss) per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock unit awards, and other dilutive securities.
The following table reconciles the income and average share amounts used to compute both basic and diluted earnings (loss) per share:

	Thirteen weeks ended
	August 28, 2016	August 30, 2015
Net income (loss) available to ConAgra Foods, Inc. common stockholders:
Income from continuing operations attributable to ConAgra Foods, Inc. common stockholders	$184.7	$165.7
Income (loss) from discontinued operations, net of tax, attributable to ConAgra Foods, Inc. common stockholders	1.5	(1,319.8)
Net income (loss) attributable to ConAgra Foods, Inc. common stockholders	$186.2	$(1,154.1)
Less: Increase in redemption value of noncontrolling interests in excess of earnings allocated	0.5	0.4
Net income (loss) available to ConAgra Foods, Inc. common stockholders	$185.7	$(1,154.5)
Weighted average shares outstanding:
Basic weighted average shares outstanding	439.0	430.7
Add: Dilutive effect of stock options, restricted stock unit awards, and other dilutive securities	3.7	5.0
Diluted weighted average shares outstanding	442.7	435.7

For the first quarter of fiscal 2017 and 2016, there were 0.7 million and 0.4 million stock options outstanding, respectively, that were excluded from the computation of shares contingently issuable upon exercise primarily because exercise prices exceeded the average market value of our common stock during the period.

10. INVENTORIES
The major classes of inventories were as follows:

	August 28, 2016	May 29, 2016
Raw materials and packaging	$248.5	$300.5
Work in process	113.0	119.4
Finished goods	1,197.6	1,082.9
Supplies and other	78.8	79.3
Total	$1,637.9	$1,582.1

11. INCOME TAXES
Income tax expense from continuing operations for the first quarter of fiscal 2017 and 2016 was $218.7 million and $85.0 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) from continuing operations was 54% and 34% for the first quarter of fiscal 2017 and 2016, respectively.
The higher effective tax rate in the first quarter of fiscal 2017 reflects the following:

•	additional tax expense associated with non-deductible goodwill sold in connection with the dispositions of the Spicetec and JM Swank businesses,

•	additional tax expense associated with non-deductible goodwill for which an impairment charge was recognized,

•
an income tax benefit for excess tax benefits allowed upon the vesting/exercise of employee stock compensation awards by our employees, beyond that which is attributable to the original fair value of the awards upon the date of grant (see Note 1 for further discussion on adoption of ASU 2016-09), and

•	an income tax benefit associated with a tax planning strategy that allowed us to utilize certain state tax attributes.
The amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $39.2 million as of August 28, 2016 and $38.4 million as of May 29, 2016. Included in the balance was $1.1 million as of both August 28, 2016 and May 29, 2016, for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. Any associated interest and penalties imposed would affect the tax rate. The gross unrecognized tax benefits excluded related liabilities for gross interest and penalties of $9.6 million and $9.3 million as of August 28, 2016 and May 29, 2016, respectively.
The net amount of unrecognized tax benefits at August 28, 2016 and May 29, 2016 that, if recognized, would impact the Company's effective tax rate was $28.3 million and $27.9 million, respectively. Recognition of these tax benefits would have a favorable impact on the Company's effective tax rate.
We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by up to $9.1 million over the next twelve months due to various federal, state, and foreign audit settlements and the expiration of statutes of limitations.
As of May 29, 2016, we had a deferred tax asset of $1.54 billion that was generated from the capital loss realized on the sale of the Private Brands operations. As of that date we held a valuation allowance of $1.40 billion, in order to reflect the uncertainty regarding the ultimate realization of the tax asset. During the first quarter of fiscal 2017, the balance of the deferred tax asset was adjusted for the capital gain realized on the sales of the Spicetec and JM Swank businesses, the realization of certain tax attributes based upon the contract terms of the Private Brands sale, and further refinement of the estimated tax asset. The deferred tax asset as of August 28, 2016 is $1.32 billion. We continue to hold a valuation allowance of this full amount, as we have not met the accounting requirements for recognition of a benefit at this time.

12. CONTINGENCIES
In fiscal 1991, we acquired Beatrice Company ("Beatrice"). As a result of the acquisition of Beatrice and the significant pre-acquisition contingencies of the Beatrice businesses and its former subsidiaries, our condensed consolidated post-acquisition financial statements reflect liabilities associated with the estimated resolution of these contingencies. These include various litigation and environmental proceedings related to businesses divested by Beatrice prior to its acquisition by us. The litigation includes suits against a number of lead paint and pigment manufacturers, including ConAgra Grocery Products Company, LLC, a wholly owned subsidiary of the Company ("ConAgra Grocery Products"), and the Company as alleged successors to W. P. Fuller Co., a lead paint and pigment manufacturer owned and operated by Beatrice until 1967. Although decisions favorable to us have been rendered in Rhode Island, New Jersey, Wisconsin, and Ohio, we remain a defendant in active suits in Illinois and California. The Illinois suit seeks class-wide relief for reimbursement of costs associated with the testing of lead levels in blood. In California, a number of cities and counties joined in a consolidated action seeking abatement of the alleged public nuisance. On September 23, 2013, a trial of the California case concluded in the Superior Court of California for the County of Santa Clara, and on January 27, 2014, the court entered a judgment (the "Judgment") against ConAgra Grocery Products and two other defendants, which orders the creation of a California abatement fund in the amount of $1.15 billion. Liability is joint and several. The Company believes ConAgra Grocery Products did not inherit any liabilities of W. P. Fuller Co. The Company will continue to vigorously defend itself in this case and has appealed the Judgment to The Court of Appeal of the State of California Sixth Appellate District. The Company expects the appeal process will last several years. The absence of any linkage between ConAgra Grocery Products and W. P. Fuller Co. is a critical issue among others that the Company will continue to advance throughout the appeals process. It is not possible to estimate exposure in this case or the remaining case in Illinois (which is based on different legal theories). If ultimately necessary, the Company will look to its insurance policies for coverage; its carriers are on notice. However, the extent of insurance coverage is uncertain, and the Company cannot absolutely assure that the final resolution of these matters will not have a material adverse effect on its financial condition, results of operations, or liquidity.
The environmental proceedings associated with Beatrice include litigation and administrative proceedings involving Beatrice's status as a potentially responsible party at 37 Superfund, proposed Superfund, or state-equivalent sites. These sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. Beatrice has paid or is in the process of paying its liability share at 33 of these sites. Reserves for these matters have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The accrual for Beatrice-related environmental matters totaled $54.3 million as of August 28, 2016, a majority of which relates to the Superfund and state-equivalent sites referenced above. We expect expenditures for Beatrice-related environmental matters to continue for up to 18 years.
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
We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At August 28, 2016, the amount of supplier loans we have effectively guaranteed was $67.9 million. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.
Federal income tax credits were generated related to our sweet potato production facility in Delhi, Louisiana. Third parties invested in these income tax credits. We have guaranteed these third parties the face value of the income tax credits over their statutory lives, through fiscal 2017, in the event that the income tax credits are recaptured or reduced. The face value of the income tax credits was $26.7 million as of August 28, 2016. We believe the likelihood of recapture or reduction of the income tax credits is remote, and therefore we have not established a liability in connection with these guarantees.
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
In June 2009, an accidental explosion occurred at our manufacturing facility in Garner, North Carolina. This facility was the primary production facility for our Slim Jim® branded meat snacks. In June 2009, the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives announced its determination that the explosion was the result of an accidental natural gas release, and not a deliberate act. During the fourth quarter of fiscal 2011, we settled our property and business interruption claims related to the Garner accident with our insurance providers. During the fourth quarter of fiscal 2011, Jacobs Engineering Group Inc. ("Jacobs"), our engineer and project manager at the site, filed a declaratory judgment action against us seeking indemnity for personal injury claims brought against it as a result of the accident. In the first quarter of fiscal 2012, our motion for summary judgment was granted and the suit was dismissed without prejudice on the basis that the suit was filed prematurely. In the third quarter of fiscal 2014, Jacobs refiled its action for indemnity. On March 25, 2016, a Douglas County jury in Nebraska rendered a verdict in favor of Jacobs and against us in the amount of $108.9 million plus post-judgment interest. Notice of Appeal was filed in September 2016. Although our insurance carriers have provided customary notices of reservation of their rights under the policies of insurance, we expect any ultimate exposure in this case to be limited to the applicable insurance deductible.
We hold a fifty percent ownership interest in Lamb Weston/Meijer, V.O.F. (“Lamb Weston Meijer”), a Netherlands joint venture, headquartered in the Netherlands, that manufactures and sells frozen potato products principally in Europe. We and our partner are jointly and severally liable for all legal liabilities of Lamb Weston Meijer. As of August 28, 2016 and May 29, 2016, the total liabilities of Lamb Weston Meijer were $198.6 million and $203.7 million, respectively. Lamb Weston Meijer is well capitalized, with partners’ equity of $285.9 million and $284.5 million as of August 28, 2016 and May 29, 2016, respectively. We have not established a liability on our balance sheets for the obligations of Lamb Weston Meijer, as we have determined the likelihood of any required payment by us to settle such liabilities of Lamb Weston Meijer is remote.
We lease certain office buildings from entities that we have determined to be variable interest entities. The lease agreements contain put options exercisable now and remain exercisable until generally 30 days after the end of the respective lease agreements, that allow the lessors to require us to purchase the buildings at the greater of original construction cost, or fair market value, without a lease in place. We have financial exposure with respect to these entities in the event we are required to purchase the leased buildings for a price in excess of the then current fair value under the applicable lease purchase options. We are amortizing the difference between the estimated put price and the estimated fair value (without a lease agreement in place) of each respective property over the remaining respective lease term within selling, general, and administrative expenses. As of August 28, 2016, the estimated amount by which the put prices exceeded the fair values of the related properties was $58.5 million, of which we have accrued $11.1 million. As these buildings are worth considerably more when under lease agreements than when vacant, we may be able to mitigate some, or all, of the related financial exposure created by the put options by maintaining active lease agreements and/or by subleasing the buildings to credit worthy tenants. We do not expect to ultimately incur material financial losses as a result of the potential exercise of the lease put options by the lessors.
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
Components of pension benefit and other postretirement benefit costs are (includes amounts related to discontinued operations):

	Pension Benefits
	Thirteen weeks ended
	August 28, 2016	August 30, 2015
Service cost	$16.7	$23.8
Interest cost	30.0	41.0
Expected return on plan assets	(53.8)	(66.9)
Amortization of prior service cost	0.6	0.7
Benefit cost — Company plans	(6.5)	(1.4)
Pension benefit cost — multi-employer plans	2.3	2.3
Total benefit cost (benefit)	$(4.2)	$0.9

	Postretirement Benefits
	Thirteen weeks ended
	August 28, 2016	August 30, 2015
Service cost	$—	$0.1
Interest cost	1.1	2.0
Amortization of prior service benefit	(1.7)	(2.0)
Recognized net actuarial loss	0.1	—
Total cost (benefit)	$(0.5)	$0.1
Beginning in fiscal 2017, the Company has elected to use a split discount rate (spot-rate approach) for the U.S. plans and certain foreign plans. Historically, a single weighted-average discount rate was used in the calculation of service and interest costs, both of which are components of pension benefit costs. The spot-rate approach applies separate discount rates for each projected benefit payment in the calculation of pension service and interest cost. This change is considered a change in accounting estimate and has been applied prospectively. The pre-tax reduction in total pension benefit cost associated with this change in the first quarter of fiscal 2017 was approximately $7.4 million.
The weighted-average discount rates for service and interest costs under the spot-rate approach used for pension benefit cost in fiscal 2017 were 4.14% and 3.15%, respectively.
During the first quarter of fiscal 2017, we contributed $3.0 million to our pension plans and contributed $4.5 million to our other postretirement plans. Based upon the current funded status of the plans and the current interest rate environment, we anticipate making further contributions of approximately $9.5 million to our pension plans for the remainder of fiscal 2017. We anticipate making further contributions of $17.6 million to our other postretirement plans during the remainder of fiscal 2017. These estimates are based on ERISA guidelines, current tax laws, plan asset performance, and liability assumptions, which are subject to change.

14. STOCKHOLDERS' EQUITY
The following table presents a reconciliation of our stockholders' equity accounts for the thirteen weeks ended August 28, 2016:

	ConAgra Foods, Inc. Stockholders' Equity
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at May 29, 2016	567.9	$2,839.7	$1,136.3	$3,218.3	$(344.5)	$(3,136.2)	$81.2	$3,794.8
Stock option and incentive plans			8.5	(0.1)		37.2		45.6
Adoption of ASU 2016-09				(3.9)				(3.9)
Currency translation adjustment, net					(11.6)		(0.1)	(11.7)
Repurchase of common shares						(93.9)		(93.9)
Unrealized gain on securities					0.1			0.1
Derivative adjustment, net					(4.9)			(4.9)
Activities of noncontrolling interests			(0.5)				0.2	(0.3)
Pension and postretirement healthcare benefits					(2.6)			(2.6)
Dividends declared on common stock; $0.25 per share				(109.8)				(109.8)
Net income attributable to ConAgra Foods, Inc.				186.2				186.2
Balance at August 28, 2016	567.9	$2,839.7	$1,144.3	$3,290.7	$(363.5)	$(3,192.9)	$81.3	$3,799.6

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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of August 28, 2016:

	Level 1	Level 2	Level 3	Net Value
Assets:
Derivative assets	$3.0	$20.1	$—	$23.1
Available-for-sale securities	3.2	—	—	3.2
Deferred compensation assets	0.7	—	—	0.7
Total assets	$6.9	$20.1	$—	$27.0
Liabilities:
Derivative liabilities	$—	$0.4	$—	$0.4
Deferred compensation liabilities	54.2	—	—	54.2
Total liabilities	$54.2	$0.4	$—	$54.6
The following table presents our financial assets and liabilities measured at fair value on a recurring basis, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of May 29, 2016:

	Level 1	Level 2	Level 3	Net Value
Assets:
Derivative assets	$4.7	$21.4	$—	$26.1
Available-for-sale securities	3.0	—	—	3.0
Deferred compensation assets	0.7	—	—	0.7
Total assets	$8.4	$21.4	$—	$29.8
Liabilities:
Derivative liabilities	$—	$0.7	$—	$0.7
Deferred compensation liabilities	46.5	—	—	46.5
Total liabilities	$46.5	$0.7	$—	$47.2
Certain assets and liabilities, including long-lived assets, goodwill, asset retirement obligations, and cost and equity investments are measured at fair value on a nonrecurring basis. In the first quarter of fiscal 2017, we recognized a goodwill impairment charge of $139.2 million and an impairment of a non-amortizing intangible asset of $24.4 million in the International segment. The fair value of the non-amortizing intangible asset, a brand, was estimated using the "Relief From Royalty" method.
The carrying amount of long-term debt (including current installments) was $4.9 billion as of August 28, 2016 and $5.5 billion as of May 29, 2016. Based on current market rates, the fair value of this debt (level 2 liabilities) at August 28, 2016 and May 29, 2016, was estimated at $5.4 billion and $5.9 billion, respectively.

16. BUSINESS SEGMENTS AND RELATED INFORMATION
In the first quarter of fiscal 2017, in anticipation of the Lamb Weston spinoff transaction and other organizational changes, we reorganized our reporting segments. We now reflect our results of operations in five reporting segments: Grocery & Snacks, Refrigerated & Frozen, International, Foodservice, and Commercial. Prior periods have been reclassified to conform to the revised segment presentation.
The Grocery & Snacks reporting segment principally includes branded, shelf-stable food products sold in various retail channels in the United States.
The Refrigerated & Frozen reporting segment includes branded, temperature controlled food products sold in various retail channels in the United States.
The International reporting segment principally includes branded, food products, in various temperature states, sold in various retail and foodservice channels outside of the United States.
The Foodservice reporting segment includes branded and customized food products, including meals, entrees, prepared potatoes, sauces and a variety of custom-manufactured culinary products packaged for sale to restaurants and other foodservice establishments in the United States.

The Commercial reporting segment includes commercially branded and private label food and ingredients, which are sold primarily to commercial, restaurant, foodservice, food manufacturing, and industrial customers. The segment's primary food items included: frozen potato and sweet potato items and a variety of vegetable, and spices, which were sold under brands such as Lamb Weston® and Spicetec Flavors & Seasonings®. The Spicetec and JM Swank businesses were sold in the first quarter of fiscal 2017.
We do not aggregate operating segments when determining our reporting segments.
Intersegment sales have been recorded at amounts approximating market. Operating profit for each of the segments is based on net sales less all identifiable operating expenses. General corporate expense, net interest expense, and income taxes have been excluded from segment operations.

	Thirteen weeks ended
	August 28, 2016	August 30, 2015
Net sales
Grocery & Snacks	$757.2	$800.5
Refrigerated & Frozen	604.6	657.6
International	194.7	206.4
Foodservice	268.0	270.6
Commercial	843.0	859.8
Total net sales	$2,667.5	$2,794.9
Operating profit
Grocery & Snacks	$180.5	$139.5
Refrigerated & Frozen	92.2	81.1
International	(149.2)	16.5
Foodservice	21.7	26.1
Commercial	346.4	111.8
Total operating profit	$491.6	$375.0
Equity method investment earnings	23.6	37.0
General corporate expense	49.0	79.3
Interest expense, net	59.0	80.3
Income tax expense	218.7	85.0
Income from continuing operations	$188.5	$167.4
Less: Net income attributable to noncontrolling interests	3.8	1.7
Income from continuing operations attributable to ConAgra Foods, Inc.	$184.7	$165.7
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

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen weeks ended
	August 28, 2016	August 30, 2015
Net derivative gains (losses) incurred	$0.2	$(9.3)
Less: Net derivative losses allocated to reporting segments	(0.8)	(7.1)
Net derivative gains (losses) recognized in general corporate expenses	$1.0	$(2.2)
Net derivative losses allocated to Grocery & Snacks	$(0.5)	$(4.2)
Net derivative losses allocated to Refrigerated & Frozen	(0.2)	(1.6)
Net derivative gains allocated to International Foods	0.1	—
Net derivative losses allocated to Foodservice	(0.3)	(0.6)
Net derivative gains (losses) allocated to Commercial	0.1	(0.7)
Net derivative losses included in segment operating profit	$(0.8)	$(7.1)
As of August 28, 2016, the cumulative amount of net derivative gains from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $4.2 million. This amount reflected net gains of $1.4 million incurred during the thirteen weeks ended August 28, 2016, as well as net gains of $2.8 million incurred prior to fiscal 2017. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results gains of $4.5 million in fiscal 2017 and losses of $0.3 million in fiscal 2018 and thereafter.

Assets by Segment

The majority of our manufacturing assets are shared across multiple reporting segments. Output from these facilities used by each reporting segment can change from fiscal year to fiscal year. Also, working capital balances are not tracked by reporting segment. Therefore, it is impracticable to allocate those assets to the reporting segments, as well as disclose total assets by segment.
Other Information
Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for 18% of consolidated net sales in both the first quarter of fiscal 2017 and 2016, primarily in the Grocery & Snacks and Refrigerated & Frozen segments.
Wal-Mart Stores, Inc. and its affiliates accounted for approximately 20% of consolidated net receivables as of both August 28, 2016 and May 29, 2016, primarily in the Grocery & Snacks and Refrigerated & Frozen segments.
Spinoff of the Lamb Weston Business
On November 18, 2015, we announced our plans to separate ConAgra Foods, Inc. into two public companies, Conagra Brands and Lamb Weston. The transaction, expected to be structured as a spinoff of the Lamb Weston business to the shareholders of ConAgra Foods in the fall of calendar 2016, is expected to be tax free to the Company and its shareholders. In addition, we expect the Lamb Weston operations will be presented as discontinued operations upon the completion of the spinoff.

17. SUBSEQUENT EVENTS

On September 26, 2016, subsequent to the end of our first quarter of fiscal 2017, we acquired the operating assets of Frontera Foods, Inc. and Red Fork LLC, including the Frontera®, Red Fork®, and Salpica® brands. These businesses make authentic, gourmet Mexican food products and contemporary American cooking sauces. The businesses will be included in the Grocery & Snacks segment. We acquired the businesses for $108.9 million in cash, net of assumed liabilities, and subject to working capital adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. We undertake no responsibility for updating these statements. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements, including those set forth in this report. These risks and uncertainties include, among other things: general economic and industry conditions; our ability to successfully execute our long-term value creation strategy; our ability to successfully complete the spinoff of our Lamb Weston business on a tax-free basis, within the expected time frame or at all, and achieve the intended benefits of the spinoff; our ability to access capital; our ability to execute our operating and restructuring plans and achieve our targeted operating efficiencies, cost-saving initiatives, and trade optimization programs; the effectiveness of our hedging activities, including volatility in commodities that could negatively impact our derivative positions and, in turn, our earnings; the competitive environment and related market conditions; our ability to respond to changing consumer preferences and the success of our innovation and marketing investments; the ultimate impact of any product recalls and litigation, including litigation related to the lead paint and pigment matters; actions of governments and regulatory factors affecting our businesses, including the Patient Protection and Affordable Care Act; the availability and prices of raw materials, including any negative effects caused by inflation or weather conditions; risks and uncertainties associated with intangible assets, including any future goodwill or intangible assets impairment charges; our ability to realize the synergies and benefits contemplated by the Ardent Mills joint venture; the costs, disruption, and diversion of management's attention associated with campaigns commenced by activist investors; and other risks described in our reports filed with the Securities and Exchange Commission. We caution readers not to place undue reliance on any forward-looking statements included in this report, which speak only as of the date of this report.
The following discussion should be read together with our condensed consolidated financial statements and related notes contained in this report and with the financial statements, related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended May 29, 2016. Results for the first quarter of fiscal 2017 are not necessarily indicative of results that may be attained in the future.
Fiscal 2017 First Quarter Executive Overview
ConAgra Foods, Inc. (the "Company", "we", "us", or "our") is one of North America's leading packaged food companies with recognized brands such as Marie Callender's®, Healthy Choice®, Slim Jim®, Hebrew National®, Orville Redenbacher's®, Peter Pan®, Reddi-wip®, PAM®, Snack Pack®, Banquet®, Chef Boyardee®, Egg Beaters®, Hunt's®, and many other ConAgra Foods brands found in grocery, convenience, mass merchandise, and club stores. ConAgra Foods also has a strong business-to-business presence, supplying frozen potato and sweet potato products as well as other vegetable products to a variety of well-known restaurants, foodservice operators, and commercial customers.
In fiscal 2016, we announced our plans to separate ConAgra Foods, Inc. into two public companies, Conagra Brands and Lamb Weston. The transaction, expected to be structured as a spinoff of the Lamb Weston business to the shareholders of ConAgra Foods in the fall of calendar 2016, is expected to be tax free to the Company and its shareholders.
In the first quarter of fiscal 2017, in anticipation of the Lamb Weston spinoff transaction, we reorganized our reporting segments. We now reflect our results of operations in five reporting segments: Grocery & Snacks, Refrigerated & Frozen, Foodservice, International, and Commercial.
In the first quarter of fiscal 2017, we completed the sales of our Spicetec Flavors & Seasonings business ("Spicetec") and our JM Swank business for combined proceeds of $486.3 million. The results of operations of Lamb Weston, Spicetec, and JM Swank are included in the Commercial segment. We expect to reflect the results of operations of Lamb Weston as discontinued operations upon completion of the spinoff.
In the first quarter of fiscal 2017, earnings reflected higher gross profits in Lamb Weston and in our Grocery & Snacks segment, significantly lower selling, general and administrative expenses, and lower interest expense, in each case compared to the first quarter of fiscal 2016, more than offsetting the impact of lower sales volumes.
Diluted earnings per share in the first quarter of fiscal 2017 were $0.42. Diluted loss per share in the first quarter of fiscal 2016 was $2.65, including earnings of $0.38 per diluted share from continuing operations and a loss of $3.03 per diluted share from discontinued operations. Several significant items affect the comparability of year-over-year results of continuing operations (see "Items Impacting Comparability" below).

Items Impacting Comparability
Segment presentation of gains and losses from derivatives used for economic hedging of anticipated commodity input costs and economic hedging of foreign currency exchange rate risks of anticipated transactions is discussed in the segment review below.
Items of note impacting comparability for the first quarter of fiscal 2017 included the following:

•	gains realized on the sales of the Spicetec and JM Swank businesses, totaling $198.2 million ($75.3 million after-tax),

•	charges totaling $163.6 million ($149.5 million after-tax) related to the impairment of goodwill and other intangible assets,

•	charges totaling $14.1 million ($9.1 million after-tax) in connection with our Supply Chain and Administrative Efficiency Plan (the "SCAE Plan"),

•	charges of $9.7 million ($9.5 million after-tax) related to the spinoff of Lamb Weston, and

•	an income tax benefit of $7.5 million associated with a tax planning strategy that allowed us to utilize certain state tax attributes.
Items of note impacting comparability for the first quarter of fiscal 2016 included charges totaling $17.4 million ($10.8 million after-tax) in connection with our restructuring plans.
Discontinued Operations
On February 1, 2016, pursuant to the Stock Purchase Agreement, dated as of November 1, 2015, with Treehouse Foods, Inc. ("Treehouse") we completed the disposition of our Private Brands operations to TreeHouse for $2.6 billion in cash on a debt-free basis, subject to working capital and other adjustments. The results of operations of the Private Brands business have been classified as discontinued operations for all periods presented.
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
Although we remain unable to make good faith estimates relating to the entire SCAE Plan, we are reporting on actions initiated through the end of the first quarter of fiscal 2017, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have resulted or will result in cash outflows. As of August 28, 2016, the Board of Directors has approved the incurrence of up to $739.0 million of expenses in connection with the SCAE Plan. We have incurred or expect to incur approximately $431.4 million of charges ($300.4 million of cash charges and $131.0 million of non-cash charges) for actions identified to date under the SCAE plan. In the first quarter of fiscal 2017, we recognized charges of $14.1 million in relation to the SCAE Plan. In the first quarter of fiscal 2016, we recognized charges of $17.4 million in relation to the SCAE Plan. We expect to incur costs related to the SCAE Plan over a multi-year period.

SEGMENT REVIEW

In the first quarter of fiscal 2017, in anticipation of the Lamb Weston spinoff transaction, we reorganized our reporting segments. We now reflect our results of operations in five reporting segments: Grocery & Snacks, Refrigerated & Frozen, Foodservice, International, and Commercial. Prior periods have been reclassified to conform to the revised segment presentation.

In the third quarter of fiscal 2016, we completed the divestiture of substantially all of the operations that were previously reported within the Private Brands segment. The results of operations of the Private Brands business have been classified as discontinued operations for all periods presented.

Grocery & Snacks
The Grocery & Snacks reporting segment principally includes branded, shelf stable food products sold in various retail channels in the United States.
Refrigerated & Frozen
The Refrigerated & Frozen reporting segment principally includes branded, temperature controlled food products sold in various retail channels in the United States.
International
The International reporting segment principally includes branded, food products, in various temperature states, sold in various retail and foodservice channels outside of the United States.
Foodservice
The Foodservice reporting segment includes branded and customized food products, including meals, entrees, prepared potatoes, sauces and a variety of custom-manufactured culinary products packaged for sale to restaurants and other foodservice establishments in the United States.
Commercial
The Commercial reporting segment includes commercially branded and private label food and ingredients, which are sold primarily to commercial, restaurant, foodservice, food manufacturing, and industrial customers. The segment's primary food items included: frozen potato and sweet potato items and a variety of vegetable, spice, and frozen bakery goods, which were sold under brands such as Lamb Weston® and Spicetec Flavors & Seasonings®. The Spicetec and JM Swank businesses were sold in the first quarter of fiscal 2017.
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
The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen weeks ended
($ in millions)	August 28, 2016	August 30, 2015
Net derivative gains (losses) incurred	$0.2	$(9.3)
Less: Net derivative losses allocated to reporting segments	(0.8)	(7.1)
Net derivative gains (losses) recognized in general corporate expenses	$1.0	$(2.2)
Net derivative losses allocated to Grocery & Snacks	$(0.5)	$(4.2)
Net derivative losses allocated to Refrigerated & Frozen	(0.2)	(1.6)
Net derivative gains allocated to International Foods	0.1	—
Net derivative losses allocated to Foodservice	(0.3)	(0.6)
Net derivative gains (losses) allocated to Commercial	0.1	(0.7)
Net derivative losses included in segment operating profit	$(0.8)	$(7.1)
As of August 28, 2016, the cumulative amount of net derivative gains from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $4.2 million. This amount reflected net gains of $1.4 million incurred during the thirteen weeks ended August 28, 2016, as well as net gains of $2.8 million incurred prior to fiscal 2017. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results gains of $4.5 million in fiscal 2017 and losses of $0.3 million in fiscal 2018 and thereafter.

Net Sales

	Net Sales
($ in millions)	Thirteen weeks ended
Reporting Segment	August 28, 2016	August 30, 2015	% Inc (Dec)
Grocery & Snacks	$757.2	$800.5	(5)%
Refrigerated & Frozen	604.6	657.6	(8)%
International	194.7	206.4	(6)%
Foodservice	268.0	270.6	(1)%
Commercial	843.0	859.8	(2)%
Total	$2,667.5	$2,794.9	(5)%
Net sales for the first quarter of fiscal 2017 were $2.67 billion, a decrease of $127.4 million, or 5%, from the first quarter of fiscal 2016.
Grocery & Snacks net sales for the first quarter of fiscal 2017 were $757.2 million, a decrease of $43.3 million, or 5%, compared to the first quarter of fiscal 2016. Results for the first quarter of fiscal 2017 reflected a 6% decrease in volumes and a 1% increase in price/mix. The improvements in price/mix reflect reduced trade promotions and selective base price increases which are intended to build a higher quality revenue base.
Refrigerated & Frozen net sales for the first quarter of fiscal 2017 were $604.6 million, a decrease of $53.0 million, or 8%, compared to the first quarter of fiscal 2016. Results for the first quarter of fiscal 2017 reflected an 11% decrease in volumes and a 3% increase in price/mix. The improvements in price/mix reflect reduced trade promotions and selective base price increases which are intended to build a higher quality revenue base.
International net sales for the first quarter of fiscal 2017 were $194.7 million, a decrease of $11.7 million, or 6%, compared to the first quarter of fiscal 2016. Results for the first quarter of fiscal 2017 reflected a 2% decrease in volumes, a 1% increase in price/mix, and a 5% decrease from foreign exchange rates. Absent the impact of foreign exchange rates, net sales increased in Canada and Mexico in the first quarter of fiscal 2017, relative to the first quarter of fiscal 2016, but sales to customers in Asia/Pacific decreased over the same period.
Sales of products associated with some of our significant brands, including Act II®, Healthy Choice®, Reddi Whip®, Ro*Tel®, and Slim Jim®, grew in the first quarter of fiscal 2017, as compared to the first quarter of fiscal 2016. Significant brands whose products experienced sales declines in the first quarter of fiscal 2017 include Banquet®, Chef Boyardee®, Eggbeaters®, Hebrew National®, Hunt’s®, Marie Calender’s®, Orville Redenbacher’s, Pam®, Peter Pan®, Snack Pack®, Swiss Miss®, and Wesson®.
Foodservice net sales for the first quarter of fiscal 2017 were $268.0 million, a decrease of $2.6 million, or 1%, compared to the first quarter of fiscal 2016. Results for the first quarter of fiscal 2017 reflected an 8% increase in volumes and a 9% decrease in price/mix. Lower price/mix was due in part to lower prices on egg products, as the supply of eggs has recovered from the avian influenza outbreak that impacted fiscal 2016.
Commercial net sales were $843.0 million for the first quarter of fiscal 2017, a decrease of $16.8 million, or 2.0%, compared to the first quarter of fiscal 2016. Results for the first quarter of fiscal 2017 reflected the results of the Spicetec and JM Swank businesses for the two months prior to our divestiture of those businesses. Results for our Lamb Weston specialty potato business for the first quarter of fiscal 2017 reflected a 1% increase in volume and a 3% increase in price/mix.
Selling, General and Administrative ("SG&A") Expenses (Includes general corporate expenses)
SG&A expenses totaled $281.5 million for the first quarter of fiscal 2017, a decrease of $123.9 million, as compared to the first quarter of fiscal 2016. SG&A expenses for the first quarter of fiscal 2017 reflected the following:
•gains realized on the sales of the Spicetec and JM Swank businesses, totaling $198.2 million,
•charges totaling $163.6 million related to the impairment of goodwill and other intangible assets,
•a decrease in salaries expenses of $30.9 million,
•a decrease in advertising and promotion spending of $15.6 million,
•expenses of $9.7 million in connection with the Lamb Weston spinoff transaction,

•expenses of $8.9 million in connection with our SCAE Plan,
•a decrease in our stock based compensation of $5.8 million,
•a decrease in pension expense of $5.4 million, and
•a decrease in insurance expense of $4.9 million.
SG&A expenses for the first quarter of fiscal 2016 included expenses of $13.7 million in connection with our restructuring plans.
Operating Profit (Earnings before general corporate expenses, interest expense, net, income taxes, and equity method investment earnings)

	Operating Profit
($ in millions)	Thirteen weeks ended
Reporting Segment	August 28, 2016	August 30, 2015	% Inc (Dec)
Grocery & Snacks	$180.5	$139.5	29%
Refrigerated & Frozen	92.2	81.1	14%
International	(149.2)	16.5	N/A
Foodservice	21.7	26.1	(17)%
Commercial	346.4	111.8	210%
Grocery & Snacks operating profit for the first quarter of fiscal 2017 was $180.5 million, an increase of $41.0 million, or 29%, compared to the first quarter of fiscal 2016. Gross profits were $11.4 million higher in the first quarter of fiscal 2017 than in the first quarter of fiscal 2016. The higher gross profit was driven by improved plant productivity and lower commodity input costs, partially offset by lower sales volumes, due in part to pricing actions on certain products. SG&A expenses decreased by $29.6 million in the first quarter of fiscal 2017, as compared to the first quarter of fiscal 2016, largely as a result of cost reductions achieved through our restructuring plans, as well as a $7.9 million reduction in advertising and promotion expenses. Operating profit of the Grocery & Snacks segment was impacted by charges of $4.9 million and $2.4 million in connection with our restructuring plans in the first quarter of fiscal 2017 and 2016, respectively.
Refrigerated & Frozen operating profit for the first quarter of fiscal 2017 was $92.2 million, an increase of $11.1 million, or 14%, compared to the first quarter of fiscal 2016. Gross profits were $5.7 million lower in the first quarter of fiscal 2017 than in the first quarter of fiscal 2016, driven by decreased sales volumes, offset by the impact of lower commodity input costs, increased net pricing, and improved plant productivity. Operating profit of the Refrigerated & Frozen segment was impacted by charges totaling approximately $9.2 million in the first quarter of fiscal 2017 related to a product recall, as well as charges of $5.0 million and $4.1 million in connection with our restructuring plans in the first quarter of fiscal 2017 and 2016, respectively.
International incurred an operating loss for the first quarter of fiscal 2017 of $149.2 million and earned an operating profit of $16.5 million in the first quarter of fiscal 2016. The operating loss in the first quarter of fiscal 2017 includes charges totaling $163.6 million for the impairment of goodwill and an intangible brand asset in our Canadian operations. Gross profits were $6.3 million lower in the first quarter of fiscal 2017 than in the first quarter of fiscal 2016. Operating profits were negatively impacted by $3.6 million from the impact of foreign exchange rates in the first quarter of fiscal 2017 relative to the first quarter of fiscal 2016.
Foodservice operating profit for the first quarter of fiscal 2017 was $21.7 million, a decrease of $4.4 million, or 17%, compared to the first quarter of fiscal 2016. Gross profits were $7.1 million lower in the first quarter of fiscal 2017 than in the first quarter of fiscal 2016. The lower gross profit was driven by lower gross margins from egg-based products, as the impact from the egg supply disruption due to an avian influenza outbreak benefited results in the first quarter of fiscal 2016. Operating profit of the Foodservice segment was impacted by charges of $1.8 million in the first quarter of fiscal 2017 in connection with our restructuring plans.
Commercial operating profit for the first quarter of fiscal 2017 was $346.4 million, an increase of $234.6 million, or 210%, from the first quarter of fiscal 2016. Gains of $145.0 million and $53.2 million were recognized on the sales of the Spicetec and JM Swank businesses during the first quarter of fiscal 2017. Gross profits in the Commercial segment were $27.5 million higher in the first quarter of fiscal 2017 than in the first quarter of fiscal 2016. The increase in operating profit at Lamb Weston reflected strong international volumes, increased net price/mix, and lower input costs.
Interest Expense, Net
Net interest expense was $59.0 million and $80.3 million for the first quarter of fiscal 2017 and 2016, respectively reflecting the repayment of $2.5 billion and $554 million of debt in the third quarter of fiscal 2016 and the first quarter of fiscal 2017, respectively.

Income Taxes
In the first quarter of fiscal 2017 and 2016, our income tax expense from continuing operations was $218.7 million and $85.0 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately 54% and 34% for the first quarter of fiscal 2017 and 2016, respectively. The higher effective tax rate in the first quarter of fiscal 2017 reflects the following:

•	additional tax expense associated with non-deductible goodwill sold in connection with the dispositions of the Spicetec and JM Swank businesses,

•	additional tax expense associated with non-deductible goodwill for which an impairment charge was recognized,

•
an income tax benefit for excess tax benefits allowed upon the vesting/exercise of employee stock compensation awards by our employees, beyond that which is attributable to the original fair value of the awards upon the date of grant, and

•	an income tax benefit associated with a tax planning strategy that allowed us to utilize certain state tax attributes.
We expect our effective tax rate for the remainder of fiscal 2017 to be approximately 33-34%.
Equity Method Investment Earnings
Equity method investment earnings were $23.6 million and $37.0 million for the first quarter of fiscal 2017 and 2016, respectively. The decrease is largely reflective of lower profits from the Ardent Mills joint venture due to unfavorable wheat market conditions.
Results of Discontinued Operations
Our discontinued operations generated after-tax income of $1.5 million and an after-tax loss of $1.32 billion for the first quarter of fiscal 2017 and 2016, respectively. We recognized a pre-tax charge of $1.81 billion ($1.34 billion after-tax) in the first quarter of fiscal 2016 to reflect our best estimate of the estimated net proceeds from the sale of the Private Brands business.
Earnings (Loss) Per Share
Diluted earnings per share in the first quarter of fiscal 2017 were $0.42. Diluted loss per share in the first quarter of fiscal 2016 was $2.65, including earnings of $0.38 per diluted share from continuing operations and a loss of $3.03 per diluted share from discontinued operations.

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
At August 28, 2016, we had a $1.5 billion revolving credit facility. The facility has historically been used principally as a back-up facility for our commercial paper program. As of August 28, 2016, there were no outstanding borrowings under the facility. The facility requires that our consolidated funded debt not exceed 65% of our consolidated capital base and that our fixed charges coverage ratio be greater than 1.75 to 1.0. As of August 28, 2016, we were in compliance with all financial covenants in the facility.
As of August 28, 2016 and May 29, 2016, we had no amounts outstanding under our commercial paper program.
As of the end of the first quarter of fiscal 2017, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the revolving credit facility, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult.
We repurchase our shares of common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board of Directors. In December 2011, the Company's Board of Directors approved a $750.0 million increase to our share repurchase authorization. Under the share repurchase authorization, we may repurchase our shares periodically over several years, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions. The authorization has no time limit and may be suspended or discontinued at any time. We repurchased 1.8 million shares of our common stock under this program for an aggregate of $85.6 million in the first quarter of fiscal 2017. The Company's total remaining share repurchase authorization as of August 28, 2016 was $46.3 million.
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
During the first quarter of fiscal 2017, we repaid the entire principal balance of $550.0 million of our floating rate notes on the maturity date of July 21, 2016.
We expect to maintain or have access to sufficient liquidity to either retire or refinance senior debt upon maturity, as market conditions warrant, from operating cash flows, our commercial paper program, proceeds from any divestitures and other disposition transactions, access to capital markets, and our revolving credit facility.
Cash Flows
During the first quarter of fiscal 2017, we used $39.9 million of cash, which was the net result of $325.9 million generated from operating activities, $371.9 million provided by investing activities, and $737.7 million used in financing activities.
Cash generated from operating activities of continuing operations totaled $336.9 million in the first quarter of fiscal 2017, as compared to $63.9 million generated in the first quarter of fiscal 2016. Cash flows generated from higher operating profits enabled by reductions in SG&A expenses, achieved in part through our restructuring plans, increased the amount of cash generated from operating activities of continuing operations for the first quarter of 2017 compared to the first quarter of 2016. The increase was also driven by the timing of income tax payments and reductions of interest payments due to significant debt repayments in fiscal 2017 and 2016. During the first quarter of fiscal 2017, our total income tax and interest payments from continuing operations were approximately $85.1 million and $32.6 million less than those made in the first quarter of fiscal 2016, respectively.
The operating activities of discontinued operations used $11.0 million for the first quarter of fiscal 2017 and generated $29.2 million in the first quarter of fiscal 2016. This reflects the activities of the Private Brands business we sold in the third quarter of fiscal 2016.
Cash provided by investing activities totaled $371.9 million in the first quarter of fiscal 2017 compared to cash used of $125.5 million in the first quarter of fiscal 2016. Investing activities of continuing operations in the first quarter of fiscal 2017 consisted primarily of the proceeds from the sales of the Spicetec and JM Swank businesses totaling $486.3 million in the aggregate, partially offset by capital expenditures of $117.4 million which included several significant plant expansions and improvements. Investing activities of continuing operations in the first quarter of fiscal 2016 consisted primarily of capital expenditures of $101.6 million.
Cash used in investing activities of discontinued operations in the first quarter of fiscal 2016 resulted primarily of capital expenditures of $26.4 million.
Cash used in financing activities totaled $737.7 million in the first quarter of fiscal 2017 and $12.2 million in the first quarter of fiscal 2016. Financing activities of continuing operations in the first quarter of fiscal 2017 consisted primarily of long-term debt repayments totaling $554.2 million and common stock repurchases totaling $85.6 million. Proceeds from employee stock option exercises and the issuance of other stock awards were $32.6 million and $93.6 million in the first quarter of fiscal 2017 and 2016, respectively. Dividends paid during the first quarter of fiscal 2017 and 2016 were $109.5 million and $107.1 million, respectively.
The Company had cash and cash equivalents of $794.6 million at August 28, 2016 and $834.5 million at May 29, 2016, of which $171.1 million at August 28, 2016 and $138.9 million at May 29, 2016 was held in foreign countries. During the first quarter of fiscal 2016, domestic entities repaid $36.4 million borrowed from certain of the Company's foreign subsidiaries during the fourth quarter of fiscal 2015. The Company makes an assertion regarding the amount of earnings intended for permanent reinvestment outside the U.S., with the balance available to be repatriated to the U.S. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. No related tax liability has been accrued as of August 28, 2016. At August 28, 2016, management does not intend to permanently repatriate additional foreign cash. Any future decision to repatriate foreign cash could result in an adjustment to the deferred tax liability after considering available foreign tax credits and other tax attributes. It is not practicable to determine the amount of any such deferred tax liability at this time.
Our estimate of capital expenditures for fiscal 2017 is approximately $585 million. This includes estimated capital expenditures totaling $297 million attributable to the Lamb Weston business. For the first quarter of fiscal 2017, we have funded $117.4 million of capital expenditures.

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
We hold a 50.0% interest in Lamb Weston RDO, a potato processing venture. We provide all sales and marketing services to Lamb Weston RDO. We receive a fee for these services based on a percentage of the net sales of the venture. We reflect the value of our ownership interest in this venture in other assets in our Condensed Consolidated Balance Sheets, based upon the equity method of accounting. The balance of our investment was $17.1 million and $16.9 million at August 28, 2016 and May 29, 2016, respectively, representing our maximum exposure to loss as a result of our involvement with this venture. The capital structure of Lamb Weston RDO includes owners' equity of $34.3 million and term borrowings from banks of $40.5 million as of August 28, 2016. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of this venture.
We lease certain office buildings from entities that we have determined to be variable interest entities. The lease agreements with these entities include fixed-price purchase options for the assets being leased. The lease agreements also contain contingent put options (the “lease put options”) that allow the lessors to require us to purchase the buildings at the greater of original construction cost, or fair market value, without a lease agreement in place (the “put price”) in certain limited circumstances. As a result of substantial impairment charges related to our divested Private Brands operations, these lease put options are exercisable now and until generally 30 days after the end of the respective lease agreements. We are amortizing the difference between the estimated put price and the estimated fair value (without a lease agreement in place) of each respective property over the remaining respective lease term within selling, general, and administrative expenses. As of August 28, 2016, the estimated amount by which the put prices exceeded the fair values of the related properties was $58.5 million, of which we have accrued $11.1 million. As these buildings are worth considerably more when under lease agreements than when vacant, we may be able to mitigate some, or all of the financial exposure created by the put options by maintaining active lease agreements and/or by subleasing the buildings to credit worthy tenants. We do not expect to ultimately incur material financial losses as a result of the potential exercise of the lease put options by the lessors. These leases are accounted for as operating leases, and accordingly, there are no material assets or liabilities, other than the accrued portion of the put price, associated with these entities included in our Condensed Consolidated Balance Sheets. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of these entities. In making this determination, we have considered, among other items, the terms of the lease agreements, the expected remaining useful lives of the assets leased, and the capital structure of the lessor entities.

OBLIGATIONS AND COMMITMENTS
As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as lease agreements, debt agreements, and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as "take-or-pay" contracts). The unconditional purchase obligation arrangements are entered into in our normal course of business in order to ensure adequate levels of sourced product are available. Of these items, debt, notes payable, and capital lease obligations, which totaled $5.0 billion as of August 28, 2016, were recognized as liabilities in our Condensed Consolidated Balance Sheets. Operating lease obligations and unconditional purchase obligations, which totaled $1.8 billion as of August 28, 2016, were not recognized as liabilities in our Condensed Consolidated Balance Sheets, in accordance with generally accepted accounting principles.

A summary of our contractual obligations as of August 28, 2016 was as follows:

	Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt	$4,778.0	$486.4	$1,563.4	$397.1	$2,331.1
Capital lease obligations	146.3	10.8	19.8	17.4	98.3
Operating lease obligations	308.3	57.7	90.1	44.5	116.0
Purchase obligations[1] and other contracts	1,607.3	1,154.9	125.8	74.7	251.9
Notes payable	35.1	35.1	—	—	—
Total	$6,875.0	$1,744.9	$1,799.1	$533.7	$2,797.3
1 Amount includes open purchase orders and agreements, some of which are not legally binding and/or may be cancellable. Such agreements are generally settleable in the ordinary course of business in less than one year. Excludes purchase commitments under potato supply agreements due to uncertainty of pricing and quantity.
We are also contractually obligated to pay interest on our long-term debt and capital lease obligations. The weighted average coupon interest rate of the long-term debt obligations outstanding as of August 28, 2016 was approximately 4.7%.
We own a 49.99% interest in Lamb Weston BSW, LLC ("Lamb Weston BSW"), a potato processing venture with Ochoa Ag Unlimited Foods, Inc. ("Ochoa"). We provide all sales and marketing services to Lamb Weston BSW. Under certain circumstances, we could be required to compensate Ochoa for lost profits resulting from significant production shortfalls ("production shortfalls"). Commencing on June 1, 2018, or on an earlier date under certain circumstances, we have a contractual right to purchase the remaining equity interest in Lamb Weston BSW from Ochoa (the "call option"). We are currently subject to a contractual obligation to purchase all of Ochoa's equity investment in Lamb Weston BSW at the option of Ochoa (the "put option"). The purchase prices under the call option and the put option (the "options") are based on the book value of Ochoa's equity interest at the date of exercise, as modified by an agreed-upon rate of return for the holding period of the investment balance. The agreed-upon rate of return varies depending on the circumstances under which any of the options are exercised. As of August 28, 2016, the price at which Ochoa had the right to put its equity interest to us was $48.9 million. This amount, which is presented within other noncurrent liabilities in our Condensed Consolidated Balance Sheets, is not included in the "Contractual Obligations" table above as the payment is contingent upon the exercise of the put option by Ochoa, and the eventual occurrence and timing of such exercise is uncertain.
As of May 29, 2016, we had aggregate unfunded pension obligations totaling $943.6 million. This amount is not included in the table above, and we do not expect to be required to make payments to fund these amounts in the foreseeable future. Based on current statutory requirements, we are not obligated to fund any amount to our qualified pension plans during the next twelve months. We estimate that we will make payments of approximately $10.2 million over the next twelve months to fund current benefits of nonqualified pension plans. See Note 13, Pension and Postretirement Benefits, to the Condensed Consolidated Financial Statements, and the Company's Annual Report on Form 10-K for the year ended May 29, 2016, Critical Accounting Estimates - Employment Related Benefits, for further discussion of our pension obligations and factors that could affect estimates of this liability.
As part of our ongoing operations, we also enter into arrangements that obligate us to make future cash payments only upon the occurrence of a future event (e.g., guarantees of debt or lease payments of a third party should the third party be unable to perform). In accordance with generally accepted accounting principles, the following commercial commitments are not recognized as liabilities in our Condensed Consolidated Balance Sheets. A summary of our commitments, including commitments associated with equity method investments, as of August 28, 2016 was as follows:

	Amount of Commitment Expiration Per Period (in millions)
Other Commercial Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Guarantees	$101.0	$73.1	$8.3	$9.2	$10.4
Standby repurchase obligations	2.0	0.5	0.5	0.5	0.5
Other commitments	1.7	1.6	0.1	—	—
Total	$104.7	$75.2	$8.9	$9.7	$10.9
In certain limited situations, we will guarantee an obligation of an unconsolidated entity. We guarantee certain leases resulting from the divestiture of the JM Swank business completed in the first quarter of fiscal 2017. As of August 28, 2016, the remaining terms of these arrangements do not exceed seven years and the maximum amount of future payments we have guaranteed was $6.4 million, included in the table above.

We are a party to various potato supply agreements. Under the terms of certain such potato supply agreements, we have guaranteed repayment of short-term bank loans of the potato suppliers, under certain conditions. At August 28, 2016, the amount of supplier loans we have effectively guaranteed was $67.9 million, included in the table above. We have not established a liability for these guarantees, as we have determined that the likelihood of our required performance under the guarantees is remote.
Federal income tax credits were generated related to our sweet potato production facility in Delhi, Louisiana. Third parties invested in these income tax credits. We have guaranteed these third parties the face value of the income tax credits over their statutory lives, through fiscal 2017, in the event that the income tax credits are recaptured or reduced. The face value of the income tax credits was $26.7 million as of August 28, 2016. We believe the likelihood of recapture or reduction of the income tax credits is remote, and therefore we have not established a liability in connection with these guarantees.
We hold a fifty percent ownership interest in Lamb-Weston/Meijer, V.O.F. (“Lamb Weston Meijer”), a Netherlands joint venture, headquartered in the Netherlands, that manufactures and sells frozen potato products principally in Europe. We and our partner are jointly and severally liable for all legal liabilities of Lamb Weston Meijer. As of August 28, 2016, the total liabilities of Lamb Weston Meijer were $198.6 million. Lamb Weston Meijer is well capitalized, with partners’ equity of $285.9 million as August 28, 2016. We have not established a liability on our balance sheets for the obligations of Lamb Weston Meijer, as we have determined the likelihood of any required payment by us to settle such liabilities of Lamb Weston Meijer is remote.
The obligations and commitments tables above do not include any reserves for uncertainties in income taxes, as we are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes. The liability for gross unrecognized tax benefits at August 28, 2016 was $39.2 million. The net amount of unrecognized tax benefits at August 28, 2016, that, if recognized, would impact our effective tax rate was $28.3 million. Recognition of these tax benefits would have a favorable impact on our effective tax rate.

CRITICAL ACCOUNTING ESTIMATES
A discussion of our critical accounting estimates can be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in Part I, Item 7, of our Annual Report on Form 10-K for the fiscal year ended May 29, 2016. There were no material changes to the previously disclosed, except for the following:
As was previously disclosed in our Form 10-K for the fiscal year ended May 29, 2016, in the fourth quarter of fiscal 2016, in conjunction with our annual review for impairment, we performed a qualitative analysis of goodwill for the reporting units in our former Consumer Foods segment. Because forecasted sales and profits for the former International reporting unit in our former Consumer Foods segment continued to fall below our expectations relative to our previous projections throughout fiscal 2016, largely as a result of foreign exchange rates, we performed quantitative analysis of goodwill on the former International reporting unit in fiscal 2016. With the assistance of a third-party valuation specialist, we estimated the fair value of this reporting unit and determined that the fair value of the reporting unit exceeded the carrying value of the net assets of that reporting unit by 12%. As such, the results of the quantitative analysis did not result in an impairment of the former International reporting unit.
In the first quarter of fiscal 2017, in anticipation of the Lamb Weston spinoff, we changed our reporting segments. In accordance with applicable accounting guidance, we were required to determine new reporting units at a lower level (at the operating segment or one level lower, as applicable). When such a determination was made, we were required to perform a goodwill impairment analysis for each of the new reporting units.
We performed an assessment of impairment of goodwill for the new Canadian reporting unit within the new International reporting segment. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans and future industry and economic conditions. We estimated the future cash flows of the Canadian reporting unit and calculated the net present value of those estimated cash flows using a risk adjusted discount rate, in order to estimate the fair value of each reporting unit from the perspective of a market participant. We used discount rates and terminal growth rates of 7.5% and 2%, respectively, to calculate the present value of estimated future cash flows. We then compared the estimated fair value of the reporting unit to the historical carrying value (including allocated assets and liabilities of certain shared and Corporate functions), and determined that the fair value of the reporting unit was less than the carrying value in the first quarter of fiscal 2017. With the assistance of a third-party valuation specialist, we estimated the fair value of the assets and liabilities of this reporting unit in order to determine the implied fair value of goodwill. We recognized an impairment charge for the difference between the implied fair value of goodwill and the carrying value of goodwill. Accordingly, during fiscal the first quarter of fiscal 2017, we recorded charges totaling $139.2 million for the impairment of goodwill.
As part of the assessment of the fair value of each asset and liability within the Canadian reporting unit, with the assistance of the third-party valuation specialist, we estimated the fair value of a Canadian brand to be less than its carrying value. Accordingly, in accordance with applicable accounting guidance, we recognized an impairment charge of $24.4 million to write-down the intangible asset to its estimated fair value.
We also performed an assessment of impairment of goodwill for the new Mexican reporting unit within the International reporting segment using similar methods to those described above. We used discount rates and terminal growth rates of 8.5% and 3%, respectively, to calculate the present value of estimated future cash flows. We determined that the estimated fair value of this reporting unit exceeded the carrying value of its net assets by approximately 5%. Accordingly, we did not recognize an impairment of the goodwill in the Mexican reporting unit. However, due to the small margin by which the fair value exceeds the carrying value of this reporting unit, any significant negative change in the financial performance of this business may result in an impairment of goodwill. This reporting unit has goodwill of $178.2 million as of August 28, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The principal market risks affecting us are exposures to price fluctuations of commodity and energy inputs, interest rates, and foreign currencies.
Other than the changes noted below, there have been no material changes in our market risk during the thirteen weeks ended August 28, 2016. For additional information, refer to the "Quantitative and Qualitative Disclosures about Market Risk" in Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 29, 2016.
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
The carrying amount of long-term debt (including current installments) was $4.9 billion as of August 28, 2016. Based on current market rates, the fair value of this debt at August 28, 2016 was estimated at $5.4 billion. As of August 28, 2016, a 1% increase in the interest rates would decrease the fair value of our fixed rate debt by approximately $250.1 million, while a 1% decrease in interest rates would increase the fair value of our fixed rate debt by approximately $276.2 million.
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
Value-at-Risk (VaR)
We employ various tools to monitor our derivative risk, including value-at-risk ("VaR") models. We perform simulations using historical data to estimate potential losses in the fair value of current derivative positions. We use price and volatility information for the prior 90 days in the calculation of VaR that is used to monitor our daily risk. The purpose of this measurement is to provide a single view of the potential risk of loss associated with derivative positions at a given point in time based on recent changes in market prices. Our model uses a 95% confidence level. Accordingly, in any given one day time period, losses greater than the amounts included in the table below are expected to occur only 5% of the time. We include commodity swaps, futures, and options and foreign exchange forwards, swaps, and options in this calculation. The following table provides an overview of our average daily VaR for our energy, agriculture, and foreign exchange positions (including discontinued operations) over the thirteen weeks ended August 28, 2016 and August 30, 2015.

	Fair Value Impact
In Millions	Average During Thirteen Weeks Ended August 28, 2016	Average During Thirteen Weeks Ended August 30, 2015
Energy commodities	$0.4	$1.1
Agriculture commodities	0.8	2.7
Foreign exchange	0.3	0.2

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of August 28, 2016. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective.
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

Part II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In June 2009, an accidental explosion occurred at our manufacturing facility in Garner, North Carolina. This facility was the primary production facility for our Slim Jim® branded meat snacks. In June 2009, the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives announced its determination that the explosion was the result of an accidental natural gas release, and not a deliberate act. During the fourth quarter of fiscal 2011, we settled our property and business interruption claims related to the Garner accident with our insurance providers. During the fourth quarter of fiscal 2011, Jacobs Engineering Group Inc. ("Jacobs"), our engineer and project manager at the site, filed a declaratory judgment action against us seeking indemnity for personal injury claims brought against it as a result of the accident. In the first quarter of fiscal 2012, our motion for summary judgment was granted and the suit was dismissed without prejudice on the basis that the suit was filed prematurely. In the third quarter of fiscal 2014, Jacobs refiled its action for indemnity. On March 25, 2016, a Douglas County jury in Nebraska rendered a verdict in favor of Jacobs and against us in the amount of $108.9 million plus post-judgment interest. Notice of Appeal was filed in September 2016. Although our insurance carriers have provided customary notices of reservation of their rights under the policies of insurance, we expect any ultimate exposure in this case to be limited to the applicable insurance deductible.

For information regarding legal matters, please refer to Part I, Item 3 in the Company's Annual Report on Form 10-K for the year ended May 29, 2016, Note 17 to the Consolidated Financial Statements included therein and Note 12 to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS
A discussion of our risk factors can be found in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended May 29, 2016. There were no material changes to the previously disclosed risk factors during the first quarter of fiscal 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the total number of shares of common stock purchased during the first quarter of fiscal 2017, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	Total Number of Shares (or units) Purchased	Average Price Paid per Share (or unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Maximum Number of Shares that may yet be Purchased under the Program (1)
May 30 through June 26, 2016	—	$—	—	$131,927,000
June 27 through July 24, 2016	410,800	47.37	410,800	112,468,000
July 25 through August 28, 2016	1,599,800	46.52	1,599,800	38,039,000
Total Fiscal 2017 First Quarter Activity	2,010,600	46.70	2,010,600	38,039,000
 ________________

(1)
Pursuant to publicly announced share repurchase programs from December 2003, we have repurchased approximately 170.2 million shares at a cost of $4.3 billion through August 28, 2016. The current program has no expiration date.

ITEM 6. EXHIBITS
All exhibits as set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONAGRA FOODS, INC.

By:	/s/ DAVID S. MARBERGER
David S. Marberger
Executive Vice President and Chief Financial Officer

By:	/s/ ROBERT G. WISE
Robert G. Wise
Senior Vice President and Corporate Controller
Dated this 4th day of October, 2016.

EXHIBIT INDEX
All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by ConAgra Foods, Inc. (file number 001-07275), unless otherwise noted.

EXHIBIT	DESCRIPTION

3.1	Certificate of Incorporation of ConAgra Foods, Inc., as restated, incorporated herein by reference to Exhibit 3.1 of ConAgra Foods' current report on Form 8-K filed December 2, 2005

3.2
Amended and Restated By-Laws of ConAgra Foods, Inc., as amended on May 7, 2015 and further amended on June 18, 2015 and September 30, 2015, incorporated herein by reference to Exhibit 3.1 of ConAgra Foods' current report on Form 8-K filed October 1, 2015

4.1
Indenture, dated as of October 8, 1990, between ConAgra Foods, Inc. and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A. and The Chase Manhattan Bank (National Association)), as trustee, incorporated by reference to Exhibit 4.1 of ConAgra Foods' Registration Statement on Form S-3 (Registration File No. 033-36967)

10.1	Letter Agreement, by and between ConAgra Foods, Inc. and David Marberger, dated as of July 13, 2016

12	Statement regarding computation of ratio of earnings to fixed charges

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificates

101.1
The following materials from ConAgra Foods' Quarterly Report on Form 10-Q for the quarter ended August 28, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to long-term debt of ConAgra Foods, Inc. are not filed with this Quarterly Report on Form 10-Q. The Company will furnish a copy of any such long-term debt agreement to the Securities and Exchange Commission upon request.