Form 10-Q
period 2016-11-27
CONAGRA BRANDS INC.
filed 2017-01-04
CIK 23217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________________
FORM 10-Q
 ______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 27, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to

Commission File Number: 1-7275
______________________________________________________
CONAGRA BRANDS, INC.
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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of issuer’s common stock, as of November 27, 2016, was 435,212,410.

Table of Contents

Part I. FINANCIAL INFORMATION		1
Item 1	Financial Statements	1
	Unaudited Condensed Consolidated Statements of Operations for the Thirteen and Twenty-six Weeks ended November 27, 2016 and November 29, 2015	1
	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Thirteen and Twenty-six Weeks ended November 27, 2016 and November 29, 2015	2
	Unaudited Condensed Consolidated Balance Sheets as of November 27, 2016 and May 29, 2016	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Twenty-six Weeks ended November 27, 2016 and November 29, 2015	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4	Controls and Procedures	40
Part II. OTHER INFORMATION		41
Item 1	Legal Proceedings	41
Item 1A	Risk Factors	41
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 6	Exhibits	42
Signatures		43
Exhibit Index
Exhibit 10.2
Exhibit 12
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 101.1

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Conagra Brands, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in millions except per share amounts)
(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	November 27, 2016	November 29, 2015	November 27, 2016	November 29, 2015
Net sales	$2,088.4	$2,358.8	$3,984.0	$4,411.8
Costs and expenses:
Cost of goods sold	1,440.9	1,690.8	2,791.9	3,182.5
Selling, general and administrative expenses	417.9	483.2	649.6	846.0
Interest expense, net	54.1	79.2	112.3	159.3
Income from continuing operations before income taxes and equity method investment earnings	175.5	105.6	430.2	224.0
Income tax expense	78.4	43.1	247.6	92.4
Equity method investment earnings	17.2	17.6	30.3	42.1
Income from continuing operations	114.3	80.1	212.9	173.7
Income (loss) from discontinued operations, net of tax	11.6	79.2	103.0	(1,166.8)
Net income (loss)	$125.9	$159.3	$315.9	$(993.1)
Less: Net income attributable to noncontrolling interests	3.8	4.4	7.6	6.1
Net income (loss) attributable to Conagra Brands, Inc.	$122.1	$154.9	$308.3	$(999.2)
Earnings (loss) per share — basic
Income from continuing operations attributable to Conagra Brands, Inc. common stockholders	$0.26	$0.18	$0.48	$0.40
Income (loss) from discontinued operations attributable to Conagra Brands, Inc. common stockholders	0.02	0.18	0.22	(2.71)
Net income (loss) attributable to Conagra Brands, Inc. common stockholders	$0.28	$0.36	$0.70	$(2.31)
Earnings (loss) per share — diluted
Income from continuing operations attributable to Conagra Brands, Inc. common stockholders	$0.26	$0.18	$0.48	$0.40
Income (loss) from discontinued operations attributable to Conagra Brands, Inc. common stockholders	0.02	0.17	0.22	(2.69)
Net income (loss) attributable to Conagra Brands, Inc. common stockholders	$0.28	$0.35	$0.70	$(2.29)
Cash dividends declared per common share	$0.25	$0.25	$0.50	$0.50
See notes to the condensed consolidated financial statements.

Conagra Brands, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in millions)
(unaudited)

	Thirteen weeks ended
	November 27, 2016			November 29, 2015
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income	$243.2	$(117.3)	$125.9	$248.3	$(89.0)	$159.3
Other comprehensive income:
Unrealized derivative adjustments	2.2	(0.9)	1.3	—	—	—
Unrealized gains on available-for-sale securities	0.2	—	0.2	—	—	—
Unrealized currency translation losses	(14.1)	—	(14.1)	(18.4)	—	(18.4)
Pension and post-employment benefit obligations:
Unrealized pension and post-employment benefit obligations	66.8	(25.6)	41.2	—	—	—
Reclassification for pension and post-employment benefit obligations included in net income	(0.9)	0.4	(0.5)	(1.3)	0.5	(0.8)
Comprehensive income	297.4	(143.4)	154.0	228.6	(88.5)	140.1
Comprehensive income attributable to noncontrolling interests	2.2	(0.1)	2.1	3.7	(0.2)	3.5
Comprehensive income attributable to Conagra Brands, Inc.	$295.2	$(143.3)	$151.9	$224.9	$(88.3)	$136.6

	Twenty-six weeks ended
	November 27, 2016			November 29, 2015
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income (loss)	$651.2	$(335.3)	$315.9	$(1,291.2)	$298.1	$(993.1)
Other comprehensive income (loss):
Unrealized derivative adjustments	(5.8)	2.2	(3.6)	—	—	—
Unrealized gains on available-for-sale securities	0.4	(0.1)	0.3	—	—	—
Unrealized currency translation losses	(26.0)	0.2	(25.8)	(56.0)	—	(56.0)
Pension and post-employment benefit obligations:
Unrealized pension and post-employment benefit obligations	64.7	(25.5)	39.2	6.6	(1.6)	5.0
Reclassification for pension and post-employment benefit obligations included in net income	(1.8)	0.7	(1.1)	(2.6)	1.0	(1.6)
Comprehensive income (loss)	682.7	(357.8)	324.9	(1,343.2)	297.5	(1,045.7)
Comprehensive income attributable to noncontrolling interests	6.0	(0.2)	5.8	2.6	(0.5)	2.1
Comprehensive income (loss) attributable to Conagra Brands, Inc.	$676.7	$(357.6)	$319.1	$(1,345.8)	$298.0	$(1,047.8)

See notes to the condensed consolidated financial statements.

Conagra Brands, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions except share data)
(unaudited)

	November 27, 2016	May 29, 2016
ASSETS
Current assets
Cash and cash equivalents	$1,442.5	$798.1
Receivables, less allowance for doubtful accounts of $4.1 and $3.2	699.5	650.1
Inventories	1,113.7	1,083.2
Prepaid expenses and other current assets	89.3	148.6
Current assets of discontinued operations	—	779.7
Current assets held for sale	—	117.0
Total current assets	3,345.0	3,576.7
Property, plant and equipment	4,229.7	4,213.3
Less accumulated depreciation	(2,560.4)	(2,511.7)
Property, plant and equipment, net	1,669.3	1,701.6
Goodwill	4,248.7	4,396.2
Brands, trademarks and other intangibles, net	1,260.9	1,237.2
Other assets	899.4	905.5
Noncurrent assets of discontinued operations	—	1,339.3
Noncurrent assets held for sale	1.7	234.1
	$11,425.0	$13,390.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable	$6.7	$13.9
Current installments of long-term debt	231.0	559.4
Accounts payable	784.1	706.7
Accrued payroll	124.9	220.8
Other accrued liabilities	598.7	567.7
Current liabilities of discontinued operations	—	409.2
Current liabilities held for sale	—	54.7
Total current liabilities	1,745.4	2,532.4
Senior long-term debt, excluding current installments	3,018.4	4,685.5
Subordinated debt	195.9	195.9
Other noncurrent liabilities	1,938.5	1,875.7
Noncurrent liabilities of discontinued operations	—	304.8
Noncurrent liabilities held for sale	—	1.5
Total liabilities	6,898.2	9,595.8
Commitments and contingencies (Note 13)
Common stockholders' equity
Common stock of $5 par value, authorized 1,200,000,000 shares; issued 567,907,172	2,839.7	2,839.7
Additional paid-in capital	1,158.0	1,136.3
Retained earnings	4,077.3	3,218.3
Accumulated other comprehensive loss	(333.7)	(344.5)
Less treasury stock, at cost, 132,694,762 and 129,842,206 common shares	(3,294.6)	(3,136.2)
Total Conagra Brands, Inc. common stockholders' equity	4,446.7	3,713.6
Noncontrolling interests	80.1	81.2
Total stockholders' equity	4,526.8	3,794.8
	$11,425.0	$13,390.6
See notes to the condensed consolidated financial statements.

Conagra Brands, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Twenty-six weeks ended
	November 27, 2016	November 29, 2015
Cash flows from operating activities:
Net income (loss)	$315.9	$(993.1)
Income (loss) from discontinued operations	103.0	(1,166.8)
Income from continuing operations	212.9	173.7
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	133.5	141.2
Asset impairment charges	211.9	1.7
Gain on divestitures	(197.5)	—
Loss on extinguishment of debt	60.6	—
Lease cancellation expense	—	48.5
Earnings of affiliates in excess of distributions	(23.4)	(41.6)
Share-based payments expense	18.3	16.7
Contributions to pension plans	(5.9)	(6.0)
Pension benefit	(20.6)	(7.9)
Other items	23.9	(13.7)
Change in operating assets and liabilities excluding effects of business acquisitions and dispositions:
Accounts receivable	(49.2)	(98.6)
Inventory	(32.2)	(165.0)
Deferred income taxes and income taxes payable, net	183.5	(100.2)
Prepaid expenses and other current assets	0.2	(2.3)
Accounts payable	71.7	(10.2)
Accrued payroll	(95.5)	(1.7)
Other accrued liabilities	(31.6)	82.0
Net cash flows from operating activities — continuing operations	460.6	16.6
Net cash flows from operating activities — discontinued operations	81.6	335.5
Net cash flows from operating activities	542.2	352.1
Cash flows from investing activities:
Additions to property, plant and equipment	(118.3)	(110.4)
Sale of property, plant and equipment	11.3	16.2
Proceeds from divestitures	489.1	—
Purchase of business and intangible assets	(108.2)	(10.1)
Net cash flows from investing activities — continuing operations	273.9	(104.3)
Net cash flows from investing activities — discontinued operations	(123.7)	(132.7)
Net cash flows from investing activities	150.2	(237.0)
Cash flows from financing activities:
Net short-term borrowings	(7.2)	177.3
Repayment of long-term debt	(555.8)	(254.5)
Payment of intangible asset financing arrangement	(14.9)	—
Repurchase of Conagra Brands, Inc. common shares	(170.1)	—
Cash dividends paid	(219.4)	(215.0)
Exercise of stock options and issuance of other stock awards	47.4	119.2
Net cash flows from financing activities — continuing operations	(920.0)	(173.0)
Net cash flows from financing activities — discontinued operations	839.1	6.2
Net cash flows from financing activities	(80.9)	(166.8)
Effect of exchange rate changes on cash and cash equivalents	(3.5)	(3.0)
Net change in cash and cash equivalents	608.0	(54.7)
Discontinued operations cash activity included above:
Add: Cash balance included in assets held for sale and discontinued operations at beginning of period	36.4	49.0
Less: Cash balance included in assets held for sale and discontinued operations at end of period	—	56.4
Cash and cash equivalents at beginning of period	798.1	134.1
Cash and cash equivalents at end of period	$1,442.5	$72.0
See notes to the condensed consolidated financial statements.

Conagra Brands, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Twenty-six weeks ended November 27, 2016 and November 29, 2015
(columnar dollars in millions except per share amounts)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The unaudited financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. The adjustments are of a normal recurring nature, except as otherwise noted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Conagra Brands, Inc. (formerly ConAgra Foods, Inc., the "Company", "we", "us", or "our") Annual Report on Form 10-K for the fiscal year ended May 29, 2016.
The results of operations for any quarter or a partial fiscal year period are not necessarily indicative of the results to be expected for other periods or the full fiscal year.
Basis of Consolidation — The condensed consolidated financial statements include the accounts of Conagra Brands, Inc. and all majority-owned subsidiaries. In addition, the accounts of all variable interest entities for which we have been determined to be the primary beneficiary are included in our condensed consolidated financial statements from the date such determination is made. All significant intercompany investments, accounts, and transactions have been eliminated.

On November 9, 2016, the Company completed the previously announced spinoff of Lamb Weston Holdings, Inc. (“Lamb Weston”) through a distribution of 100% of the Company’s interest in Lamb Weston to holders of shares of the Company’s common stock (the “Spinoff ”) as of November 1, 2016. In accordance with U.S. generally accepted accounting principles ("U.S. GAAP"), the financial position and results of operations of the Lamb Weston operations are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented (see Note 3 for additional discussion).
Comprehensive Income — Comprehensive income includes net income, currency translation adjustments, certain derivative-related activity, changes in the value of available-for-sale investments, and changes in prior service cost and net actuarial gains (losses) from pension (for amounts not in excess of the 10% corridor) and post-retirement health care plans. We generally deem our foreign investments to be essentially permanent in nature and we do not provide for taxes on currency translation adjustments arising from converting the investment denominated in a foreign currency to U.S. dollars. When we determine that a foreign investment, as well as undistributed earnings, are no longer permanent in nature, estimated taxes will be provided for the related deferred tax liability (asset), if any, resulting from currency translation adjustments.

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) into operations:

	Thirteen weeks ended		Affected Line Item in the Condensed Consolidated Statement of Operations
	November 27, 2016	November 29, 2015
Amortization of pension and postretirement liabilities:
Net prior service benefit	$(0.9)	$(1.3)	Selling, general and administrative expenses
	(0.9)	(1.3)	Total before tax
	0.4	0.5	Income tax expense
	$(0.5)	$(0.8)	Net of tax

	Twenty-six weeks ended		Affected Line Item in the Condensed Consolidated Statement of Operations
	November 27, 2016	November 29, 2015
Amortization of pension and postretirement liabilities:
Net prior service benefit	$(1.8)	$(2.6)	Selling, general and administrative expenses
	(1.8)	(2.6)	Total before tax
	0.7	1.0	Income tax expense
	$(1.1)	$(1.6)	Net of tax

Cash and cash equivalents — Cash and all highly liquid investments with an original maturity of three months or less at the date of acquisition, including short-term time deposits and government agency and corporate obligations, are classified as cash and cash equivalents.
As part of the consideration for the Spinoff, the Company received a cash payment from Lamb Weston in the amount of $823.5 million. In order to maintain the tax-free nature of the Spinoff, the Company must use the cash within twelve months of receiving the payment and may only use it in one or more of the following ways: to pay dividends on its common stock, to repay debt incurred prior to July 8, 2016, and to repurchase shares of its common stock. At November 27, 2016, we had approximately $753.4 million of the payment remaining.
Reclassifications and other changes — Certain prior year amounts have been reclassified to conform with current year presentation.
Use of Estimates — Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect reported amounts of assets, liabilities, revenues, and expenses as reflected in the condensed consolidated financial statements. Actual results could differ from these estimates.
Accounting Changes — In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for income taxes, among other changes, related to stock-based compensation. We elected to early adopt this ASU as of the beginning of fiscal 2017. Starting in the first quarter of fiscal 2017, we recognized all excess tax benefits and tax deficiencies as income tax expense or benefit as a discrete event. An income tax benefit of approximately $2.4 million and $14.0 million was recognized in the second quarter and first half of fiscal 2017, respectively, as a result of the adoption of ASU 2016-09. The treatment of forfeitures has changed as we have elected to discontinue our past process of estimating the number of forfeitures and now account for forfeitures as they occur. As such, this had a cumulative effect on retained earnings of $3.9 million, net of tax. We have elected to present the cash flow statement on a retrospective transition method and prior periods have been adjusted to present the excess tax benefits as part of cash flows from operating activities. This resulted in an increase in cash flows from operating activities and a decrease in cash flows from financing activities of $34.1 million in the first half of fiscal 2016.
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
In July 2015, the FASB issued ASU 2015-11, Inventory, which requires an entity to measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The effective date for the standard is for fiscal years beginning after December 15, 2016. Early adoption is permitted. The standard is to be applied prospectively. We do not expect ASU 2015-11 to have a material impact to our consolidated financial statements.
In January 2016, the FASB issued 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The effective date for this standard is for fiscal years beginning after December 31, 2017. Early adoption is not permitted except for certain provisions. We do not expect ASU 2016-01 to have a material impact to our consolidated financial statements.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The effective date for the standard is for fiscal years beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact of our pending adoption of this standard on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash, which provides amendments to current guidance to address the classifications and presentation of changes in restricted cash in the statement of cash flows. The effective date for the standard is for fiscal years beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact of our pending adoption of this standard on our consolidated financial statements.

2. ACQUISITIONS
In September 2016, we acquired the operating assets of Frontera Foods, Inc. and Red Fork LLC, including the Frontera®, Red Fork®, and Salpica® brands. These businesses make authentic, gourmet Mexican food products and contemporary American cooking sauces. We acquired the businesses for $108.2 million in cash, net of cash acquired, and subject to working capital adjustments. Approximately $38.4 million has been classified as goodwill and $66.7 million has been classified as other intangible assets pending determination of the final purchase price allocation. The amount allocated to goodwill is deductible for tax purposes. These businesses are included in the Grocery & Snacks segment.

3. DISCONTINUED OPERATIONS AND OTHER DIVESTITURES
Lamb Weston Spinoff
On November 9, 2016, the Company completed the previously announced Spinoff of its Lamb Weston business. As of such date, the Company did not beneficially own any equity interest in Lamb Weston and no longer consolidates Lamb Weston into its financial results. We reflected the results of this business as discontinued operations for all periods presented. The assets and liabilities of the Lamb Weston business have been reclassified as assets and liabilities of discontinued operations within our Condensed Consolidated Balance Sheets for the period presented prior to the Spinoff.
The summary comparative financial results of the Lamb Weston business through the date of the Spinoff, included within discontinued operations, were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	November 27, 2016	November 29, 2015	November 27, 2016	November 29, 2015
Net sales	$636.0	$735.2	$1,407.9	$1,477.1
Income from discontinued operations before income taxes and equity method investment earnings	$46.3	$118.4	$175.1	$215.5
Income before income taxes and equity method investment earnings	46.3	118.4	175.1	215.5
Income tax expense	39.1	40.3	88.6	76.0
Equity method investment earnings	5.3	7.8	15.9	20.2
Income from discontinued operations, net of tax	12.5	85.9	102.4	159.7
Less: Net income attributable to noncontrolling interests	3.2	3.7	6.8	5.2
Net income from discontinued operations attributable to CAG	$9.3	$82.2	$95.6	$154.5
For the second quarter and first half of fiscal 2017, we incurred $62.2 million and $72.0 million, respectively, of expenses in connection with the Spinoff primarily related to professional fees and contract services associated with preparation of regulatory filings and separation activities. These expenses are reflected in income from discontinued operations.

The assets and liabilities classified as assets and liabilities of discontinued operations reflected in our Condensed Consolidated Balance Sheets related to the Lamb Weston business were as follows:

May 29, 2016
Cash and cash equivalents	$36.4
Receivables, less allowance for doubtful accounts of $0.5	186.5
Inventories	498.9
Prepaid expenses and other current assets	57.9
Total current assets of discontinued operations	$779.7
Property, plant and equipment, net	$1,004.1
Goodwill	133.9
Brands, trademarks and other intangibles, net	39.6
Other assets	161.7
Total noncurrent assets of discontinued operations	$1,339.3
Notes payable	$24.9
Current installments of long-term debt	12.0
Accounts payable	238.7
Accrued payroll	50.3
Other accrued liabilities	83.3
Total current liabilities of discontinued operations	$409.2
Senior long-term debt, excluding current installments	$36.4
Other noncurrent liabilities	268.4
Total noncurrent liabilities of discontinued operations	$304.8
In connection with the Spinoff, total assets of $2.28 billion (net of cash assumed of $23.4 million) and total liabilities of $2.98 billion (including debt of $2.46 billion) were transferred to Lamb Weston. As part of the consideration for the Spinoff, the Company received a cash payment from Lamb Weston in the amount of $823.5 million. See Note 5 for discussion of the related debt-for-debt exchange.
Private Brands Operations
On February 1, 2016, pursuant to the Stock Purchase Agreement, dated as of November 1, 2015, we completed the disposition of our Private Brands operations to TreeHouse Foods, Inc. for $2.6 billion in cash on a debt-free basis, subject to working capital and other adjustments.
As a result of the disposition, we recognized a pre-tax charge of $86.3 million ($79.0 million after-tax) and $1.90 billion ($1.42 billion after-tax) in the second quarter and first half of fiscal 2016, respectively, to write-down the goodwill and long-lived assets to the estimated sales price, less costs to sell. We reflected the results of this business as discontinued operations for all periods presented.
The summary comparative financial results of the Private Brands business, included within discontinued operations, were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	November 27, 2016	November 29, 2015	November 27, 2016	November 29, 2015
Net sales	$(0.9)	$958.9	$(0.9)	$1,850.7
Gain (loss) on sale of businesses	$(0.5)	$—	$1.0	$—
Goodwill and long-lived asset impairment charges	—	(86.3)	—	(1,898.6)
Income (loss) from operations of discontinued operations before income taxes and equity method investment earnings	(0.6)	85.3	(1.3)	105.7
Loss before income taxes	(1.1)	(1.0)	(0.3)	(1,792.9)
Income tax expense (benefit)	(0.2)	5.7	(0.9)	(466.4)
Income (loss) from discontinued operations, net of tax	$(0.9)	$(6.7)	$0.6	$(1,326.5)

Other Divestitures
During the first quarter of fiscal 2017, we completed the sales of our Spicetec Flavors & Seasonings business ("Spicetec") and our JM Swank business, each of which was part of our Commercial segment, for $327.0 million and $159.3 million, respectively, in cash, net of cash included in the dispositions. We recognized pre-tax gains from the sales of $144.8 million and $52.9 million, respectively. The assets and liabilities of these businesses have been reclassified as assets and liabilities held for sale within our Condensed Consolidated Balance Sheets for the period presented prior to the divestiture.
The assets and liabilities classified as held for sale reflected in our Condensed Consolidated Balance Sheets related to the Spicetec and JM Swank businesses were as follows:

May 29, 2016
Spicetec:
Current assets	$43.3
Noncurrent assets (including goodwill of $104.7 million)	148.3
Current liabilities	10.3
Noncurrent liabilities	1.2
JM Swank:
Current assets	$73.7
Noncurrent assets (including goodwill of $53.8 million)	74.3
Current liabilities	44.3
Noncurrent liabilities	0.4
In addition, we are actively marketing certain other long-lived assets. These assets have been reclassified as assets held for sale within our condensed consolidated balance sheets for all periods presented. The balance of these noncurrent assets classified as held for sale was $1.7 million in our Corporate segment at November 27, 2016 and $6.8 million and $4.7 million in our Corporate and Grocery & Snacks segments at May 29, 2016, respectively.

4. RESTRUCTURING ACTIVITIES
Supply Chain and Administrative Efficiency Plan
We previously announced a plan for the integration and restructuring of the operations of Ralcorp Holdings, Inc. ("Ralcorp"), optimization of the entire Company's supply chain network, manufacturing assets, and dry distribution and mixing centers, and improvement of selling, general and administrative effectiveness and efficiencies, which we refer to as the Supply Chain and Administrative Efficiency Plan (the "SCAE Plan"). The SCAE Plan also includes plans announced in the second quarter of fiscal 2016 to realize efficiency benefits through a combination of reductions in selling, general and administrative expenses and enhancements to trade spend processes and tools. Although the divestiture of the Private Brands business was completed in the third quarter of fiscal 2016, resulting in the sale of substantially all the Ralcorp operations, we will continue to implement the SCAE Plan, including work related to optimizing our supply chain network, the pursuit of cost reductions through our selling, general and administrative functions, enhancements to trade spend processes and tools, and productivity improvements.
Although we remain unable to make good faith estimates relating to the entire SCAE Plan, we are reporting on actions initiated through the end of the second quarter of fiscal 2017, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have resulted or will result in cash outflows. As of November 27, 2016, our Board of Directors has approved the incurrence of up to $739.0 million of expenses in connection with the SCAE Plan, including expenses allocated for the Private Brands and Lamb Weston operations. We have incurred or expect to incur approximately $432.8 million of charges ($292.4 million of cash charges and $140.4 million of non-cash charges) for actions identified to date under the SCAE Plan related to our continuing operations. In the second quarter and first half of fiscal 2017 we recognized charges of $19.8 million and $33.9 million, respectively, in relation to the SCAE Plan related to our continuing operations. In the second quarter and first half of fiscal 2016 we recognized charges of $133.0 million and $150.4 million, respectively, in relation to the SCAE Plan related to our continuing operations. We expect to incur costs related to the SCAE Plan over a multi-year period.

We anticipate that we will recognize the following pre-tax expenses in association with the SCAE Plan related to our continuing operations (amounts include charges recognized from plan inception through the first half of fiscal 2017):

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Corporate	Total
Multi-employer pension costs	$29.8	$1.5	$—	$—	$—	$31.3
Accelerated depreciation	36.6	18.6	—	—	1.2	56.4
Other cost of goods sold	5.5	2.1	—	—	—	7.6
Total cost of goods sold	71.9	22.2	—	—	1.2	95.3
Severance and related costs, net	22.4	10.4	2.4	7.9	98.9	142.0
Fixed asset impairment (Net of gains on disposal)	6.9	8.2	—	—	4.4	19.5
Accelerated depreciation	—	—	—	—	1.8	1.8
Contract/Lease cancellation expenses	0.9	0.5	—	—	73.8	75.2
Consulting/Professional fees	0.6	0.4	0.1	—	52.0	53.1
Other selling, general and administrative expenses	11.6	3.5	—	—	30.8	45.9
Total selling, general and administrative expenses	42.4	23.0	2.5	7.9	261.7	337.5
Consolidated total	$114.3	$45.2	$2.5	$7.9	$262.9	$432.8
During the second quarter of fiscal 2017, we recognized the following pre-tax expenses for the SCAE Plan related to our continuing operations:

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Corporate	Total
Accelerated depreciation	$1.9	$—	$—	$—	$—	$1.9
Other cost of goods sold	(0.1)	—	—	—	—	(0.1)
Total cost of goods sold	1.8	—	—	—	—	1.8
Severance and related costs, net	0.8	(0.2)	0.3	—	2.1	3.0
Fixed asset impairment (Net of gains on disposal)	(2.7)	2.0	—	—	2.9	2.2
Accelerated depreciation	—	—	—	—	0.3	0.3
Contract/Lease cancellation expenses	—	—	0.1	—	8.9	9.0
Consulting/Professional fees	—	—	—	—	0.2	0.2
Other selling, general and administrative expenses	1.5	0.4	—	—	1.4	3.3
Total selling, general and administrative expenses	(0.4)	2.2	0.4	—	15.8	18.0
Consolidated total	$1.4	$2.2	$0.4	$—	$15.8	$19.8
Included in the above table are $15.4 million of charges that have resulted or will result in cash outflows and $4.4 million in non-cash charges.

During the first half of fiscal 2017, we recognized the following pre-tax expenses for the SCAE Plan related to our continuing operations:

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Corporate	Total
Accelerated depreciation	$3.7	$1.2	$—	$—	$—	$4.9
Other cost of goods sold	1.9	0.2	—	—	—	2.1
Total cost of goods sold	5.6	1.4	—	—	—	7.0
Severance and related costs, net	0.6	(0.2)	0.5	1.8	2.1	4.8
Fixed asset impairment (Net of gains on disposal)	(2.1)	4.6	—	—	2.9	5.4
Accelerated depreciation	—	—	—	—	0.5	0.5
Contract/Lease cancellation expenses	—	—	0.1	—	7.4	7.5
Consulting/Professional fees	—	—	—	—	0.3	0.3
Other selling, general and administrative expenses	2.2	1.4	—	—	4.8	8.4
Total selling, general and administrative expenses	0.7	5.8	0.6	1.8	18.0	26.9
Consolidated total	$6.3	$7.2	$0.6	$1.8	$18.0	$33.9
Included in the above table are $20.9 million of charges that have resulted or will result in cash outflows and $13.0 million in non-cash charges.
We recognized the following cumulative (plan inception to November 27, 2016) pre-tax expenses related to the SCAE Plan related to our continuing operations in our Condensed Consolidated Statements of Operations:

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Corporate	Total
Multi-employer pension costs	$29.8	$1.5	$—	$—	$—	$31.3
Accelerated depreciation	25.1	18.6	—	—	1.2	44.9
Other cost of goods sold	3.8	2.1	—	—	—	5.9
Total cost of goods sold	58.7	22.2	—	—	1.2	82.1
Severance and related costs, net	21.2	10.3	2.7	7.9	98.5	140.6
Fixed asset impairment (Net of gains on disposal)	5.1	8.2	—	—	3.7	17.0
Accelerated depreciation	—	—	—	—	1.8	1.8
Contract/Lease cancellation expenses	0.8	0.5	0.1	—	69.1	70.5
Consulting/Professional fees	0.6	0.4	0.1	—	51.1	52.2
Other selling, general and administrative expenses	7.6	3.0	—	—	17.8	28.4
Total selling, general and administrative expenses	35.3	22.4	2.9	7.9	242.0	310.5
Consolidated total	$94.0	$44.6	$2.9	$7.9	$243.2	$392.6
Included in the above table are $267.6 million of charges that have resulted or will result in cash outflows and $125.0 million in non-cash charges. Not included in the above table are $130.2 million of pre-tax expenses ($84.5 million of cash charges and $45.7 million of non-cash charges) related to the Private Brands operations which we sold in the third quarter of fiscal 2016 and $2.1 million of pre-tax expenses (all resulting in cash charges) related to Lamb Weston.

Liabilities recorded for the SCAE Plan related to our continuing operations and changes therein for the first half of fiscal 2017 were as follows:

	Balance at May 29, 2016	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Changes in Estimates	Balance at November 27, 2016
Multi-employer pension costs	$40.7	$—	$(10.9)	$—	$29.8
Severance	47.2	6.5	(31.3)	(1.7)	20.7
Consulting	4.7	0.3	(4.6)	—	0.4
Contract termination	6.3	11.4	(2.2)	(1.3)	14.2
Other costs	0.5	8.5	(7.9)	—	1.1
Total	$99.4	$26.7	$(56.9)	$(3.0)	$66.2

5. LONG-TERM DEBT AND REVOLVING CREDIT FACILITY
As of November 27, 2016, we were in compliance with all financial covenants with our revolving credit facility.
In connection with the Spinoff (see Note 3), Lamb Weston issued to us $1.54 billion aggregate principal amount of senior notes (the “Lamb Weston notes”). On November 9, 2016, we exchanged the Lamb Weston notes for $250.2 million aggregate principal amount of our 5.819% senior notes due 2017, $880.4 million aggregate principal amount of our 1.9% senior notes due 2018, $154.9 million aggregate principal amount of our 2.1% senior notes due 2018, $86.9 million aggregate principal amount of our 7.0% senior notes due 2019, and $71.1 million aggregate principal amount of our 4.95% senior notes due 2020 (the “Conagra notes”), which had been purchased in the open market by certain investment banks prior to the Spinoff. Following the exchange, we cancelled the Conagra notes. These actions resulted in a net loss of $60.6 million as a cost of early retirement of debt.
During the first quarter of fiscal 2017, we repaid the entire principal balance of $550.0 million of our floating rate notes on the maturity date of July 21, 2016.
During the second quarter of fiscal 2016, we repaid the entire principal balance of $250.0 million of our 1.35% senior notes on the maturity date of September 10, 2015.
Net interest expense from continuing operations consists of:

	Thirteen weeks ended		Twenty-six weeks ended
	November 27, 2016	November 29, 2015	November 27, 2016	November 29, 2015
Long-term debt	$56.6	$80.2	$117.5	$162.2
Short-term debt	0.2	0.6	0.4	0.8
Interest income	(0.8)	—	(1.5)	(0.1)
Interest capitalized	(1.9)	(1.6)	(4.1)	(3.6)
	$54.1	$79.2	$112.3	$159.3

6. VARIABLE INTEREST ENTITIES
Variable Interest Entities Not Consolidated
We have variable interests in certain other entities that we have determined to be variable interest entities, but for which we are not the primary beneficiary. We do not consolidate the financial statements of these entities.
We lease certain office buildings from entities that we have determined to be variable interest entities. The lease agreements with these entities include fixed-price purchase options for the assets being leased. The lease agreements also contain contingent put options (the “lease put options”) that allow the lessors to require us to purchase the buildings at the greater of original construction cost, or fair market value, without a lease agreement in place (the “put price”) in certain limited circumstances. As a result of substantial impairment charges related to our divested Private Brands operations, these lease put options are exercisable now and remain exercisable until generally 30 days after the end of the respective lease agreements. We are amortizing the difference between the estimated put price and the estimated fair value (without a lease agreement in place) of each respective property over the remaining respective lease term within selling, general and administrative expenses. As of November 27, 2016, the estimated amount by which the put prices exceeded the fair values of the related properties was $58.5 million, of which we have accrued $12.9 million. As these buildings are worth considerably more when under lease agreements than when vacant, we may be able to mitigate some, or all, of the financial exposure created by the put options by maintaining active lease agreements and/or by subleasing the buildings to credit worthy tenants. We do not expect to ultimately incur material financial losses as a result of the potential exercise of the lease put options by the lessors. These leases are accounted for as operating leases, and accordingly, there are no material assets or liabilities, other than the accrued portion of the put price, associated with these entities included in our condensed consolidated balance sheets. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of these entities. In making this determination, we have considered, among other items, the terms of the lease agreements, the expected remaining useful lives of the assets leased, and the capital structure of the lessor entities.

7. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
The change in the carrying amount of goodwill for the first half of fiscal 2017 was as follows:

	Grocery & Snacks	Refrigerated & Frozen	International	Foodservice	Total
Balance as of May 29, 2016	$2,337.4	$1,028.9	$448.6	$581.3	$4,396.2
Impairment	—	—	(183.1)	—	(183.1)
Acquisitions	38.4	—			38.4
Currency translation	—	(0.6)	(2.2)	—	(2.8)
Balance as of November 27, 2016	$2,375.8	$1,028.3	$263.3	$581.3	$4,248.7
Other identifiable intangible assets were as follows:

	November 27, 2016		May 29, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing intangible assets	$861.6	$—	$839.2	$—
Amortizing intangible assets	563.1	163.8	543.9	145.9
	$1,424.7	$163.8	$1,383.1	$145.9
In the second quarter and first half of fiscal 2017, we recognized goodwill impairment charges in the International segment of $43.9 million and $183.1 million, respectively. Also in the first quarter of fiscal 2017, we recognized an impairment of a non-amortizing intangible asset of $24.4 million in the International segment. See further discussion in "Critical Accounting Estimates" in Management's Discussion and Analysis.
Non-amortizing intangible assets are comprised of brands and trademarks.
Amortizing intangible assets, carrying a remaining weighted average life of approximately 15 years, are principally composed of customer relationships, licensing arrangements, and intellectual property. Based on amortizing assets recognized in our Condensed consolidated balance sheet as of November 27, 2016, amortization expense is estimated to average $35.0 million for each of the next five years.
In the first quarter of fiscal 2016, we recorded an amortizing intangible asset of $92.8 million, of which only $14.9 million and $10.4 million were cash payments made in the first quarter of fiscal 2017 and fiscal 2016, respectively. Remaining payments will be made over a five-year period.

8. DERIVATIVE FINANCIAL INSTRUMENTS
Our operations are exposed to market risks from adverse changes in commodity prices affecting the cost of raw materials and energy, foreign currency exchange rates, and interest rates. In the normal course of business, these risks are managed through a variety of strategies, including the use of derivatives.
Commodity and commodity index futures and option contracts are used from time to time to economically hedge commodity input prices on items such as natural gas, vegetable oils, proteins, packaging materials, dairy, grains, and electricity. Generally, we economically hedge a portion of our anticipated consumption of commodity inputs for periods of up to 36 months. We may enter into longer-term economic hedges on particular commodities, if deemed appropriate. As of November 27, 2016, we had economically hedged certain portions of our anticipated consumption of commodity inputs using derivative instruments with expiration dates through May 2017.
In order to reduce exposures related to changes in foreign currency exchange rates, we enter into forward exchange, option, or swap contracts from time to time for transactions denominated in a currency other than the applicable functional currency. This includes, but is not limited to, hedging against foreign currency risk in purchasing inventory and capital equipment, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of November 27, 2016, we had economically hedged certain portions of our foreign currency risk in anticipated transactions using derivative instruments with expiration dates through May 2017.
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
All derivative instruments are recognized on our balance sheets at fair value (refer to Note 16 for additional information related to fair value measurements). The fair value of derivative assets is recognized within prepaid expenses and other current assets, while the fair value of derivative liabilities is recognized within other accrued liabilities. In accordance with U.S. GAAP, we offset certain derivative asset and liability balances, as well as certain amounts representing rights to reclaim cash collateral and obligations to return cash collateral, where master netting agreements provide for legal right of setoff. At November 27, 2016 and May 29, 2016, amounts representing a right to reclaim cash collateral of $0.5 million and $0.3 million, respectively, were included in prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets.
Derivative assets and liabilities and amounts representing a right to reclaim cash collateral or an obligation to return cash collateral were reflected in our Condensed Consolidated Balance Sheets as follows:

	November 27, 2016	May 29, 2016
Prepaid expenses and other current assets	$26.0	$24.1
Other accrued liabilities	0.7	0.6

The following table presents our derivative assets and liabilities, at November 27, 2016, on a gross basis, prior to the setoff of $1.2 million to total derivative assets and $0.7 million to total derivative liabilities where legal right of setoff existed:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Prepaid expenses and other current assets	$4.0	Other accrued liabilities	$0.7
Foreign exchange contracts	Prepaid expenses and other current assets	23.2	Other accrued liabilities	0.3
Other	Prepaid expenses and other current assets	—	Other accrued liabilities	0.4
Total derivatives not designated as hedging instruments		$27.2		$1.4
The following table presents our derivative assets and liabilities at May 29, 2016, on a gross basis, prior to the setoff of $1.7 million to total derivative assets and $2.0 million to total derivative liabilities where legal right of setoff existed:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Prepaid expenses and other current assets	$5.0	Other accrued liabilities	$2.1
Foreign exchange contracts	Prepaid expenses and other current assets	20.8	Other accrued liabilities	0.2
Other	Prepaid expenses and other current assets	—	Other accrued liabilities	0.3
Total derivatives not designated as hedging instruments		$25.8		$2.6
The location and amount of gain (loss) from derivatives not designated as hedging instruments in our Condensed Consolidated Statements of Operations were as follows:

Derivatives Not Designated as Hedging Instruments	Location in Condensed Consolidated Statement of Operations of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized on Derivatives in Condensed Consolidated Statement of Operations for the Thirteen Weeks Ended
		November 27, 2016	November 29, 2015
Commodity contracts	Cost of goods sold	$1.6	$(3.8)
Foreign exchange contracts	Cost of goods sold	1.4	—
Foreign exchange contracts	Selling, general and administrative expense	2.5	0.3
Total gain (loss) from derivative instruments not designated as hedging instruments		$5.5	$(3.5)

Derivatives Not Designated as Hedging Instruments	Location in Condensed Consolidated Statement of Operations of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized on Derivatives in Condensed Consolidated Statement of Operations for the Twenty-six Weeks Ended
		November 27, 2016	November 29, 2015
Commodity contracts	Cost of goods sold	$1.2	$(9.7)
Foreign exchange contracts	Cost of goods sold	1.5	—
Foreign exchange contracts	Selling, general and administrative expense	1.3	4.7
Total gain (loss) from derivative instruments not designated as hedging instruments		$4.0	$(5.0)
As of November 27, 2016, our open commodity contracts had a notional value (defined as notional quantity times market value per notional quantity unit) of $62.0 million and $19.0 million for purchase and sales contracts, respectively. As of May 29, 2016, our open commodity contracts had a notional value of $74.7 million and $41.5 million for purchase and sales contracts, respectively. The notional amount of our foreign currency forward and cross currency swap contracts as of November 27, 2016 and May 29, 2016 was $112.4 million and $112.9 million, respectively.
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
At November 27, 2016, the maximum amount of loss due to the credit risk of the counterparties, had the counterparties failed to perform according to the terms of the contracts, was $23.4 million.

9. SHARE-BASED PAYMENTS
For the second quarter and first half of fiscal 2017, we recognized total stock-based compensation expense (including stock options, restricted stock units, cash-settled restricted stock units, and performance shares) of $17.9 million and $32.7 million, respectively. For the second quarter and first half of fiscal 2016, we recognized total stock-based compensation expense of $15.0 million and $37.4 million, respectively. These amounts are inclusive of discontinued operations. Included in the total stock-based compensation expense for the second quarter and first half of fiscal 2017 was $0.3 million and $0.2 million, respectively, related to stock options granted by a subsidiary in the subsidiary's shares to the subsidiary's employees. The expense for these stock options was $0.2 million for the first half of fiscal 2016. For the first half of fiscal 2017, we granted 0.5 million restricted stock units at a weighted average grant date price of $47.56, 0.4 million cash-settled restricted stock units at a weighted average grant date price of $48.07, 1.1 million stock options at a weighted average exercise price of $48.01, and 0.2 million performance shares at a weighted average grant date price of $46.94.
Performance shares are granted to selected executives and other key employees with vesting contingent upon meeting various Company-wide performance goals. The performance goals for the performance period that began in fiscal 2015 and ends in fiscal 2017 were originally based upon an overarching earnings per share goal (for certain participants) and, for all participants, (a) our earnings before interest, taxes, depreciation, and amortization ("EBITDA") return on capital, and (b) revenue growth, each measured over the defined performance period, and including the expected results of Lamb Weston. In connection with the Spinoff, the Human Resources Committee of the Board of Directors certified the EBITDA return on capital performance of the Company through the fiscal period that ended immediately prior to the Spinoff. Awards to participants originally subject to the overarching earnings per share goal remain subject to achievement of such goal. All other performance shares granted for the fiscal 2015 through 2017 performance period are subject only to continuing employment of the participant through the date of payout.
The performance goal for one-third of the target number of performance shares for the performance period ending in fiscal 2018 (the "2018 performance period") is based upon an overarching earnings per share goal (for certain participants) and, for all participants, our fiscal 2016 EBITDA return on capital. Another one-third of the target number of performance shares granted for the 2018 performance period is based on an overarching earnings per share goal (for certain participants) and our fiscal 2017 EBITDA return on capital. The fiscal 2017 EBITDA return on capital target, when set, excluded the results of Lamb Weston. The performance goal for the last one-third of the target number of performance shares granted for the 2018 performance period is expected to be set at the start of fiscal 2018.
The performance goal for one-third of the target number of performance shares for the performance period ending in fiscal 2019 (the "2019 performance period") is based upon an overarching earnings per share goal (for certain participants) and our fiscal 2017 EBITDA return on capital. The fiscal 2017 EBITDA return on capital target, when set, excluded the results of Lamb Weston. The performance goal for the final two-thirds of the target number of performance shares granted for the 2019 performance period is expected to be set at the start of fiscal 2018.
Awards, if earned, will be paid in shares of our common stock. Subject to limited exceptions set forth in the performance share plan, any shares earned will be distributed after the end of the performance period, and only if the participant continues to be employed with the Company through the date of distribution. The value of the performance shares is adjusted based upon the market price of our common stock and current forecasted targets at the end of each reporting period and amortized as compensation expense over the vesting period.
In connection with the completion of the Spinoff, the provisions of our existing stock-based compensation arrangements required adjustments to the number and terms of outstanding stock options, restricted stock units, cash-settled restricted stock units, performance shares, and other share-based awards to preserve the intrinsic value of the awards immediately before and after the separation. The outstanding awards continue to vest over the original vesting periods (typically three years). Outstanding awards at the time of the Spinoff were converted into awards of the holder’s employer following separation. The stock awards held as of November 9, 2016 were adjusted as follows:

•
The number of shares of common stock subject to each outstanding stock option was increased and the corresponding exercise price was decreased to maintain the intrinsic value of each outstanding stock option immediately before and after the Spinoff. A comparison of the fair value of the outstanding stock option awards immediately before and after the Spinoff resulted in no incremental expense.

•
The number of shares of common stock underlying each outstanding restricted stock unit and performance share, and the value of each outstanding cash-settled restricted stock was increased to preserve the intrinsic value of such award immediately prior to the Spinoff. The Company did not record any incremental compensation expense related to the adjustment of these awards.

As of November 27, 2016, after adjustments related to the Spinoff, the Company had total outstanding stock options of 7.6 million with a weighted average exercise price of $26.89 per share, nonvested restricted stock units of 1.7 million, and nonvested performance shares of 0.9 million at target.
The weighted average Black-Scholes assumptions for stock options granted during the first half of fiscal 2017 were as follows:

Expected volatility (%)	19.15
Dividend yield (%)	2.33
Risk-free interest rate (%)	1.03
Expected life of stock option (years)	4.94
The weighted average value of stock options granted during the first half of fiscal 2017 was $6.12 per option based upon a Black-Scholes methodology.

10. EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings (loss) per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock unit awards, and other dilutive securities.
The following table reconciles the income and average share amounts used to compute both basic and diluted earnings (loss) per share:

	Thirteen weeks ended		Twenty-six weeks ended
	November 27, 2016	November 29, 2015	November 27, 2016	November 29, 2015
Net income (loss) available to Conagra Brands, Inc. common stockholders:
Income from continuing operations attributable to Conagra Brands, Inc. common stockholders	$113.7	$79.4	$212.1	$172.8
Income (loss) from discontinued operations, net of tax, attributable to Conagra Brands, Inc. common stockholders	8.4	75.5	96.2	(1,172.0)
Net income (loss) attributable to Conagra Brands, Inc. common stockholders	$122.1	$154.9	$308.3	$(999.2)
Less: Increase in redemption value of noncontrolling interests in excess of earnings allocated	0.3	0.5	0.8	0.9
Net income (loss) available to Conagra Brands, Inc. common stockholders	$121.8	$154.4	$307.5	$(1,000.1)
Weighted average shares outstanding:
Basic weighted average shares outstanding	437.7	433.8	438.4	432.1
Add: Dilutive effect of stock options, restricted stock unit awards, and other dilutive securities	3.6	4.1	3.7	4.6
Diluted weighted average shares outstanding	441.3	437.9	442.1	436.7
For the second quarter and first half of fiscal 2017, there were 1.5 million and 1.1 million stock options outstanding, respectively, that were excluded from the computation of shares contingently issuable upon exercise primarily because exercise prices exceeded the average market value of our common stock during the period. For the second quarter and first half of fiscal 2016, there were 1.5 million and 0.9 million stock options outstanding, respectively, that were excluded from the calculation.

11. INVENTORIES
The major classes of inventories were as follows:

	November 27, 2016	May 29, 2016
Raw materials and packaging	$187.2	$214.3
Work in process	140.0	119.4
Finished goods	736.8	698.6
Supplies and other	49.7	50.9
Total	$1,113.7	$1,083.2

12. INCOME TAXES
Income tax expense from continuing operations for the second quarter of fiscal 2017 and 2016 was $78.4 million and $43.1 million, respectively. Income tax expense from continuing operations for the first half of fiscal 2017 and 2016 was $247.6 million and $92.4 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) from continuing operations was 40.7% and 35.0% for the second quarter of fiscal 2017 and 2016, respectively.  The effective tax rate from continuing operations was 53.8% and 34.7% for the first half of fiscal 2017 and 2016, respectively.
The higher effective tax rate in the second quarter of fiscal 2017 reflects the following:

•	additional tax expense associated with non-deductible goodwill in our Mexican business, for which an impairment charge was recognized and

•	additional tax expense associated with a change in estimate regarding the tax basis of the Spicetec business that was sold in the first quarter of fiscal 2017.

The effective tax rate for the first half of fiscal 2017 reflects the above-cited items, as well as the following:

•	additional tax expense associated with non-deductible goodwill sold in connection with the dispositions of the Spicetec and JM Swank businesses,

•	additional tax expense associated with non-deductible goodwill in our Canadian business, for which an impairment charge was recognized,

•
an income tax benefit for excess tax benefits allowed upon the vesting/exercise of employee stock compensation awards by our employees, beyond that which is attributable to the original fair value of the awards upon the date of grant, and

•	an income tax benefit associated with a tax planning strategy that allowed us to utilize certain state tax attributes.
The amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $31.7 million as of November 27, 2016 and $33.0 million as of May 29, 2016. There were no balances included as of both November 27, 2016 and May 29, 2016, for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The gross unrecognized tax benefits excluded related liabilities for gross interest and penalties of $6.8 million and $6.6 million as of November 27, 2016 and May 29, 2016, respectively.
The net amount of unrecognized tax benefits at November 27, 2016 and May 29, 2016 that, if recognized, would impact the Company's effective tax rate was $23.5 million and $24.5 million, respectively. Recognition of these tax benefits would have a favorable impact on the Company's effective tax rate.
We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by up to $8.7 million over the next twelve months due to various federal, state, and foreign audit settlements and the expiration of statutes of limitations.
As of November 27, 2016 and May 29, 2016, we had a deferred tax asset of $1.19 billion and $1.54 billion, respectively, that was generated from the capital loss realized on the sale of the Private Brands operations with corresponding valuation allowances of $1.19 billion and $1.40 billion, respectively, to reflect the uncertainty regarding the ultimate realization of the tax asset. During the first half of fiscal 2017, the balance of the deferred tax asset was adjusted for the revised estimates of the capital gains realized on the sales of the Spicetec and JM Swank businesses, the realization of certain tax attributes based upon the contract terms of the Private Brands sale, and utilization of the estimated tax asset to offset capital gains on previously deferred intercompany transactions that were triggered by the

Spinoff. During the second quarter of fiscal 2017, $150.4 million of the reduction in the valuation allowance was recorded in stockholders' equity as part of the Spinoff.

13. CONTINGENCIES

In fiscal 1991, we acquired Beatrice Company (“Beatrice”). As a result of the acquisition of Beatrice and the significant pre-acquisition contingencies of the Beatrice businesses and its former subsidiaries, our condensed consolidated post-acquisition financial statements reflect liabilities associated with the estimated resolution of these contingencies. Such liabilities include various litigation and environmental proceedings related to businesses divested by Beatrice prior to our acquisition of Beatrice. The litigation proceedings include suits against a number of lead paint and pigment manufacturers, including ConAgra Grocery Products Company, LLC, a wholly owned subsidiary of the Company (“ConAgra Grocery Products”), and the Company as alleged successors to W. P. Fuller Co., a lead paint and pigment manufacturer owned and operated by Beatrice until 1967. Although decisions favorable to us have been rendered in Rhode Island, New Jersey, Wisconsin, and Ohio, we remain a defendant in active suits in Illinois and California. The Illinois suit seeks class-wide relief for reimbursement of costs associated with the testing of lead levels in blood. In California, a number of cities and counties joined in a consolidated action seeking abatement of the alleged public nuisance. On September 23, 2013, a trial of the California case concluded in the Superior Court of California for the County of Santa Clara, and on January 27, 2014, the court entered a judgment (the “Judgment”) against ConAgra Grocery Products and two other defendants, ordering the creation of a California abatement fund in the amount of $1.15 billion. Liability is joint and several. The Company believes ConAgra Grocery Products did not inherit any liabilities of W. P. Fuller Co. The Company will continue to vigorously defend itself in this case and has appealed the Judgment to the Court of Appeal of the State of California Sixth Appellate District. The Company expects the appeal process to last several years. The absence of any linkage between ConAgra Grocery Products and W. P. Fuller Co. is a critical issue (among others) that the Company will continue to advance throughout the appeals process. It is not possible to estimate exposure in this case or the remaining case in Illinois, which is based on different legal theories. If ultimately necessary, the Company will look to its insurance policies for coverage; its carriers are on notice. However, the extent of insurance coverage is uncertain, and the Company cannot absolutely assure that the final resolution of these matters will not have a material adverse effect on its financial condition, results of operations, or liquidity.
The environmental proceedings associated with Beatrice include litigation and administrative proceedings involving Beatrice's status as a potentially responsible party at 37 Superfund, proposed Superfund, or state-equivalent sites. These sites involve locations previously owned or operated by predecessors of Beatrice that used or produced petroleum, pesticides, fertilizers, dyes, inks, solvents, PCBs, acids, lead, sulfur, tannery wastes, and/or other contaminants. Beatrice has paid or is in the process of paying its liability share at 33 of these sites. Reserves for these matters have been established based on our best estimate of the undiscounted remediation liabilities, which estimates include evaluation of investigatory studies, extent of required clean-up, the known volumetric contribution of Beatrice and other potentially responsible parties, and its experience in remediating sites. The accrual for Beatrice-related environmental matters totaled $53.2 million as of November 27, 2016, a majority of which relates to the Superfund and state-equivalent sites referenced above.
We are a party to a number of lawsuits and claims arising out of our ongoing business operations. These previously included lawsuits, claims, and other proceedings related to the February 2007 recall of our peanut butter products, including an investigation by the U.S. Attorney's office in Georgia and the Consumer Protection Branch of the Department of Justice. In May 2015, we negotiated a resolution of this matter, which resulted in an executed plea agreement. On December 13, 2016, ConAgra Grocery Products pleaded guilty to a single misdemeanor violation of the Food, Drug & Cosmetics Act. The U.S. District Court for the Middle District of Georgia accepted the plea and imposed the agreed sentence pursuant to the terms of the plea agreement. ConAgra Grocery Products has now made payments totaling $11.2 million to the federal government, and the matter has been concluded. Expenses related to this payment were accrued in previous periods.
In June 2009, an accidental explosion occurred at our manufacturing facility in Garner, North Carolina. This facility was the primary production facility for our Slim Jim® branded meat snacks. In June 2009, the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives announced its determination that the explosion was the result of an accidental natural gas release, and not a deliberate act. During the fourth quarter of fiscal 2011, we settled our property and business interruption claims related to the Garner accident with our insurance providers. During the fourth quarter of fiscal 2011, Jacobs Engineering Group Inc. (“Jacobs”), our engineer and project manager at the site, filed a declaratory judgment action against us seeking indemnity for personal injury claims brought against it as a result of the accident. During the first quarter of fiscal 2012, our motion for summary judgment was granted and the suit was dismissed without prejudice on the basis that the suit was filed prematurely. In the third quarter of fiscal 2014, Jacobs refiled its action seeking indemnity. On March 25, 2016, a Douglas County jury in Nebraska rendered a verdict in favor of Jacobs and against us in the amount of $108.9 million plus post-judgment interest. We filed our Notice of Appeal in September 2016. Although our insurance carriers have provided customary notices of reservation of their rights under the policies of insurance, we expect any ultimate exposure in this case to be limited to the applicable insurance deductible.
In certain limited situations, we guarantee obligations of the Lamb Weston business pursuant to guarantee arrangements that existed prior to the Spinoff and remained in place following completion of the Spinoff until such guarantee obligations are substituted for guarantees issued by Lamb Weston. Such guarantee arrangements are described below. Pursuant to the Separation and Distribution Agreement, dated as of November 8, 2016 (the "Separation Agreement"), between us and Lamb Weston, these guarantee arrangements are deemed liabilities of Lamb Weston that were transferred to Lamb Weston as part of the Spinoff. Accordingly, in the event that we are required to make any payments as a result of these guarantee arrangements, Lamb Weston is obligated to indemnify us for any such liability, reduced by any insurance proceeds received by us, in accordance with the terms of the indemnification provisions under the Separation Agreement.
Lamb Weston is a party to a warehouse services agreement with a third party warehouse provider through July 2035. Under this agreement, Lamb Weston is required to make payments for warehouse services based on the quantity of goods stored and other service factors. We have guaranteed the warehouse provider that we will make the payments required under the agreement in the event that Lamb Weston fails to perform. Minimum payments of $1.5 million per month are required under this agreement. It is not possible to determine the maximum amount of the payment obligations under this agreement. Upon completion of the Spinoff, we recognized a liability for the estimated fair value of this guarantee in the amount of $30.5 million in other noncurrent liabilities.
From time to time, Lamb Weston engages in foreign currency swap contracts. We have an agreement in place with a certain bank counterparty to such derivative transactions to guarantee Lamb Weston’s obligations arising from any such derivative transactions. The maximum amount guaranteed under this agreement is $25 million. This agreement will expire in accordance with its terms in the first quarter of calendar 2017. As of November 27, 2016, Lamb Weston had no outstanding transactions under this agreement.
Federal income tax credits were generated in connection with Lamb Weston’s sweet potato production facility in Delhi, Louisiana. Third parties invested in these income tax credits. We have guaranteed these third parties the face value of the income tax credits over their statutory lives, through fiscal 2017, in the event that the income tax credits are recaptured or reduced. The face value of the income tax credits was $26.7 million as of November 27, 2016. We believe the likelihood of recapture or reduction of the income tax credits is remote.
We lease certain office buildings from entities that we have determined to be variable interest entities. The lease agreements contain put options, which are exercisable now and remain exercisable until generally 30 days after the end of the respective lease agreements, that allow the lessors to require us to purchase the buildings at the greater of original construction cost, or fair market value, without a lease in place. We have financial exposure with respect to these entities in the event that we are required to purchase the leased buildings for a price in excess of the then current fair value under the applicable lease purchase options. We are amortizing the difference between the estimated put price and the estimated fair value (without a lease agreement in place) of each respective property over the remaining respective lease term within selling, general, and administrative expenses. As of November 27, 2016, the estimated amount by which the put prices exceeded the fair values of the related properties was $58.5 million, of which we have accrued $12.9 million. As these buildings are worth considerably more when under lease agreements than when vacant, we may be able to mitigate some, or all, of the related financial exposure created by the put options by maintaining active lease agreements and/or by subleasing the buildings to creditworthy tenants. We do not expect to ultimately incur material financial losses as a result of the potential exercise of the lease put options by the lessors.
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
As a result of the Spinoff, we recorded a pension curtailment gain of $19.5 million within other comprehensive income (loss) and re-measured a significant qualified pension plan as of November 9, 2016. In connection with the re-measurement, we updated the effective discount rate assumed at May 29, 2016 from 3.86% to 4.04%. The re-measurement and the curtailment gain decreased the underfunded status of the pension plans by $66.0 million with a corresponding reduction to net loss within other comprehensive income (loss) for the second quarter and first half of fiscal 2017.
Components of pension benefit and other postretirement benefit costs are (includes amounts related to discontinued operations):

	Pension Benefits
	Thirteen weeks ended		Twenty-six weeks ended
	November 27, 2016	November 29, 2015	November 27, 2016	November 29, 2015
Service cost	$15.9	$23.8	$32.6	$47.6
Interest cost	29.9	41.0	59.9	82.0
Expected return on plan assets	(53.9)	(66.8)	(107.7)	(133.7)
Amortization of prior service cost	0.7	0.7	1.3	1.4
Special termination benefits	1.5	—	1.5	—
Benefit cost — Company plans	(5.9)	(1.3)	(12.4)	(2.7)
Pension benefit cost — multi-employer plans	2.8	4.1	5.1	6.4
Total benefit cost (benefit)	$(3.1)	$2.8	$(7.3)	$3.7

	Postretirement Benefits
	Thirteen weeks ended		Twenty-six weeks ended
	November 27, 2016	November 29, 2015	November 27, 2016	November 29, 2015
Service cost	$0.1	$0.1	$0.1	$0.2
Interest cost	1.0	1.9	2.1	3.9
Amortization of prior service benefit	(1.6)	(2.0)	(3.3)	(4.0)
Recognized net actuarial loss	0.1	—	0.2	—
Total cost (benefit)	$(0.4)	$—	$(0.9)	$0.1
Beginning in fiscal 2017, the Company has elected to use a split discount rate (spot-rate approach) for the U.S. plans and certain foreign plans. Historically, a single weighted-average discount rate was used in the calculation of service and interest costs, both of which are components of pension benefit costs. The spot-rate approach applies separate discount rates for each projected benefit payment in the calculation of pension service and interest cost. This change is considered a change in accounting estimate and has been applied prospectively. The pre-tax reduction in total pension benefit cost associated with this change in the second quarter and first half of fiscal 2017 was approximately $7.4 million and $14.8 million, respectively.
The weighted-average discount rates for service and interest costs under the spot-rate approach used for pension benefit cost in fiscal 2017 were 4.14% and 3.15%, respectively. The weighted-average discount rates for service and interest costs subsequent to November 9, 2016 are 3.67% and 4.01%, respectively.
During the second quarter and first half of fiscal 2017, we contributed $2.9 million and $5.9 million respectively, to our pension plans and contributed $4.3 million and $8.8 million, respectively, to our other postretirement plans. Based upon the current funded status of the plans and the current interest rate environment, we anticipate making further contributions of approximately $6.6 million to our pension plans for the remainder of fiscal 2017. We anticipate making further contributions of $13.3 million to our other postretirement plans during the remainder of fiscal 2017. These estimates are based on ERISA guidelines, current tax laws, plan asset performance, and liability assumptions, which are subject to change.

During the second quarter of fiscal 2017, the Company provided a voluntary lump-sum settlement offer to terminated vested participants in the pension plan expiring in December 2016 in order to reduce a portion of the pension obligation. Subsequent to the end of the second quarter of fiscal 2017, $287.5 million was distributed from pension plan assets in connection with this offer.

15. STOCKHOLDERS' EQUITY
The following table presents a reconciliation of our stockholders' equity accounts for the twenty-six weeks ended November 27, 2016:

	Conagra Brands, Inc. Stockholders' Equity
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at May 29, 2016	567.9	$2,839.7	$1,136.3	$3,218.3	$(344.5)	$(3,136.2)	$81.2	$3,794.8
Stock option and incentive plans			22.5	(0.4)		49.2		71.3
Adoption of ASU 2016-09				(3.9)				(3.9)
Spin-off of Lamb Weston				774.3	13.6			787.9
Currency translation adjustment, net					(37.2)		(1.8)	(39.0)
Repurchase of common shares						(207.6)		(207.6)
Unrealized gain on securities					0.3			0.3
Derivative adjustment, net					(3.6)			(3.6)
Activities of noncontrolling interests			(0.8)				0.7	(0.1)
Pension and postretirement healthcare benefits					37.7			37.7
Dividends declared on common stock; $0.50 per share				(219.3)				(219.3)
Net income attributable to Conagra Brands, Inc.				308.3				308.3
Balance at November 27, 2016	567.9	$2,839.7	$1,158.0	$4,077.3	$(333.7)	$(3,294.6)	$80.1	$4,526.8

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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of November 27, 2016:

	Level 1	Level 2	Level 3	Net Value
Assets:
Derivative assets	$2.6	$23.4	$—	$26.0
Available-for-sale securities	3.4	—	—	3.4
Total assets	$6.0	$23.4	$—	$29.4
Liabilities:
Derivative liabilities	$—	$0.7	$—	$0.7
Deferred compensation liabilities	48.9	—	—	48.9
Total liabilities	$48.9	$0.7	$—	$49.6
The following table presents our financial assets and liabilities measured at fair value on a recurring basis, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of May 29, 2016:

	Level 1	Level 2	Level 3	Net Value
Assets:
Derivative assets	$3.3	$20.8	$—	$24.1
Available-for-sale securities	3.0	—	—	3.0
Total assets	$6.3	$20.8	$—	$27.1
Liabilities:
Derivative liabilities	$—	$0.6	$—	$0.6
Deferred compensation liabilities	40.0	—	—	40.0
Total liabilities	$40.0	$0.6	$—	$40.6
Certain assets and liabilities, including long-lived assets, goodwill, asset retirement obligations, and cost and equity investments are measured at fair value on a nonrecurring basis. In the second quarter and first half of fiscal 2017, we recognized goodwill impairment charges in the International segment of $43.9 million and $183.1 million, respectively. Also in the first quarter of fiscal 2017, we recognized an impairment of a non-amortizing intangible asset of $24.4 million in the International segment. The fair value of the non-amortizing intangible asset, a brand, was estimated using the "Relief From Royalty" method.
The carrying amount of long-term debt (including current installments) was $3.4 billion as of November 27, 2016 and $5.4 billion as of May 29, 2016. Based on current market rates, the fair value of this debt (level 2 liabilities) at November 27, 2016 and May 29, 2016, was estimated at $3.8 billion and $5.9 billion, respectively.

17. BUSINESS SEGMENTS AND RELATED INFORMATION
In the first quarter of fiscal 2017, we reorganized our reporting segments. We now reflect our results of operations in five reporting segments: Grocery & Snacks, Refrigerated & Frozen, Foodservice, International, and Commercial. Prior periods have been reclassified to conform to the revised segment presentation.
In the second quarter of fiscal 2017, we completed the Spinoff of Lamb Weston. The Lamb Weston business had previously been included in the Commercial Foods segment. In the third quarter of fiscal 2016, we completed the divestiture of substantially all of the operations that were previously reported within the Private Brands segment. The results of operations of the Lamb Weston business and the Private Brands business have been classified as discontinued operations for all periods presented.
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

The Foodservice reporting segment includes branded and customized food products, including meals, entrees, sauces and a variety of custom-manufactured culinary products packaged for sale to restaurants and other foodservice establishments in the United States.
The Commercial reporting segment included commercially branded and private label food and ingredients, which were sold primarily to commercial, restaurant, foodservice, food manufacturing, and industrial customers. The segment's primary food items included a variety of vegetable, spice, and frozen bakery goods, which were sold under brands such as Spicetec Flavors & Seasonings®. The Spicetec and JM Swank businesses were sold in the first quarter of fiscal 2017.
We do not aggregate operating segments when determining our reporting segments.
Intersegment sales have been recorded at amounts approximating market. Operating profit for each of the segments is based on net sales less all identifiable operating expenses. General corporate expense, net interest expense, and income taxes have been excluded from segment operations.

	Thirteen weeks ended		Twenty-six weeks ended
	November 27, 2016	November 29, 2015	November 27, 2016	November 29, 2015
Net sales
Grocery & Snacks	$853.9	$906.1	$1,611.1	$1,706.6
Refrigerated & Frozen	740.0	826.8	1,344.6	1,484.4
International	211.4	221.3	406.1	427.7
Foodservice	283.1	285.0	551.1	555.6
Commercial	—	119.6	71.1	237.5
Total net sales	$2,088.4	$2,358.8	$3,984.0	$4,411.8
Operating profit
Grocery & Snacks	$220.3	$185.7	$400.8	$325.2
Refrigerated & Frozen	117.9	123.8	210.1	204.9
International	(26.7)	20.1	(175.9)	36.6
Foodservice	31.9	20.4	53.6	46.6
Commercial	(0.5)	13.0	202.8	25.1
Total operating profit	$342.9	$363.0	$691.4	$638.4
Equity method investment earnings	17.2	17.6	30.3	42.1
General corporate expense	113.3	178.2	148.9	255.1
Interest expense, net	54.1	79.2	112.3	159.3
Income tax expense	78.4	43.1	247.6	92.4
Income from continuing operations	$114.3	$80.1	$212.9	$173.7
Less: Net income attributable to noncontrolling interests of continuing operations	0.6	0.7	0.8	0.9
Income from continuing operations attributable to Conagra Brands, Inc.	$113.7	$79.4	$212.1	$172.8
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

The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen weeks ended		Twenty-six weeks ended
	November 27, 2016	November 29, 2015	November 27, 2016	November 29, 2015
Net derivative gains (losses) incurred	$3.0	$(3.8)	$2.7	$(9.7)
Less: Net derivative gains (losses) allocated to reporting segments	3.8	(3.2)	2.8	(9.9)
Net derivative gains (losses) recognized in general corporate expenses	$(0.8)	$(0.6)	$(0.1)	$0.2
Net derivative gains (losses) allocated to Grocery & Snacks	$2.4	$(1.3)	$2.0	$(5.4)
Net derivative gains (losses) allocated to Refrigerated & Frozen	0.7	(0.8)	0.5	(2.5)
Net derivative gains allocated to International Foods	0.2	—	0.2	—
Net derivative gains (losses) allocated to Foodservice	0.5	(0.5)	0.2	(1.0)
Net derivative losses allocated to Commercial	—	(0.6)	(0.1)	(1.0)
Net derivative gains (losses) included in segment operating profit	$3.8	$(3.2)	$2.8	$(9.9)
As of November 27, 2016, the cumulative amount of net derivative gains from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $2.0 million. This amount reflected net gains of $1.9 million incurred during the twenty-six weeks ended November 27, 2016, as well as net gains of $0.1 million incurred prior to fiscal 2017. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results gains of $1.6 million in fiscal 2017 and $0.4 million in fiscal 2018 and thereafter.

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
Other Information
Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for 24% and 23% of consolidated net sales in the second quarter of fiscal 2017 and 2016, respectively, and 23% of consolidated net sales in the first half of both fiscal 2017 and 2016, primarily in the Grocery & Snacks and Refrigerated & Frozen segments.
Wal-Mart Stores, Inc. and its affiliates accounted for approximately 24% of consolidated net receivables as of both November 27, 2016 and May 29, 2016, primarily in the Grocery & Snacks and Refrigerated & Frozen segments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS

The information contained in this report includes forward-looking statements within the meaning of the federal securities laws. Examples of forward-looking statements include statements regarding our expected future financial performance or position, results of operations, business strategy, plans and objectives of management for future operations, and other statements that are not historical facts. You can identify forward-looking statements by their use of forward-looking words, such as “may”, “will”, “anticipate”, “expect”, “believe”, “estimate”, “intend”, “plan”, “should”, “seek”, or comparable terms.

Readers of this report should understand that these forward-looking statements are not guarantees of performance or results. Forward-looking statements provide our current expectations and beliefs concerning future events and are subject to risks, uncertainties, and factors relating to our business and operations, all of which are difficult to predict and could cause our actual results to differ materially the expectations expressed in or implied by such forward-looking statements. Such risks, uncertainties, and factors include, among other things: our ability to achieve the intended benefits of the recent spinoff of our Lamb Weston business; general economic and industry conditions; our ability to successfully execute our long-term value creation strategy; our ability to access capital; our ability to execute our operating and restructuring plans and achieve our targeted operating efficiencies, cost-saving initiatives, and trade optimization programs; the effectiveness of our hedging activities, including volatility in commodities that could negatively impact our derivative positions and, in turn, our earnings; the competitive environment and related market conditions; our ability to respond to changing consumer preferences and the success of our innovation and marketing investments; the ultimate impact of any product recalls and litigation, including litigation related to the lead paint and pigment matters; actions of governments and regulatory factors affecting our businesses, including the Patient Protection and Affordable Care Act; the availability and prices of raw materials, including any negative effects caused by inflation or weather conditions; risks and uncertainties associated with intangible assets, including any future goodwill or intangible assets impairment charges; our ability to realize the synergies and benefits contemplated by the Ardent Mills joint venture; the costs, disruption, and diversion of management’s attention associated with campaigns commenced by activist investors; and other risks described in our Annual Report on Form 10-K and other reports we file with the Securities and Exchange Commission. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no responsibility to update these statements.
The discussion that follows should be read together with the unaudited condensed consolidated financial statements and related notes contained in this report and with the financial statements, related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended May 29, 2016. Results for the second quarter of fiscal 2017 are not necessarily indicative of results that may be attained in the future.
Fiscal 2017 Second Quarter Executive Overview

Conagra Brands, Inc. (the "Company", "we", "us", or "our"), headquartered in Chicago, is one of North America's leading branded food companies. Guided by an entrepreneurial spirit, the Company combines a rich heritage of making great food with a sharpened focus on innovation. The Company's portfolio is evolving to satisfy people's changing food preferences. Its iconic brands such as Marie Callender's®, Reddi-wip®, Hunt's®, Healthy Choice®, Slim Jim®, Orville Redenbacher's®, as well as emerging brands, including Alexia®, Blake's®, and Frontera®, offer choices for every occasion. With an ongoing commitment to corporate citizenship, the Company has been named to the Dow Jones Sustainability™ North America Index for six consecutive years.
On November 9, 2016, we completed the previously announced spinoff of Lamb Weston Holdings, Inc. (“Lamb Weston”) through a distribution of 100% of the Company's interest in Lamb Weston to holders, as of November 1, 2016, of outstanding shares of the Company's common stock (the "Spinoff"). The transaction effecting this change was structured as a tax-free spinoff.
In the first quarter of fiscal 2017, in anticipation of the Spinoff, we reorganized our reporting segments. We now reflect our results of operations in five reporting segments: Grocery & Snacks, Refrigerated & Frozen, Foodservice, International, and Commercial. The results of operations for the Lamb Weston business have been reclassified to results of discontinued operations and the assets and liabilities of the Lamb Weston business have been reclassified to assets and liabilities of discontinued operations for all periods prior to the Spinoff.
In the first quarter of fiscal 2017, we completed the sales of our Spicetec Flavors & Seasonings business ("Spicetec") and our JM Swank business for combined proceeds of $486.3 million. The results of operations of Spicetec and JM Swank are included in the Commercial segment.

In the second quarter of fiscal 2017, earnings reflected higher gross margin percentages in the Grocery & Snacks, Refrigerated & Frozen, and Foodservice segments, more than offsetting the impact of lower sales volumes and the reduction of profits due to the divestitures of Spicetec and JM Swank in the first quarter of fiscal 2017. The improved operating performance also reflected significantly lower selling, general and administrative ("SG&A") expenses, and lower interest expense, in each case compared to the second quarter of fiscal 2016.
Diluted earnings per share in the second quarter of fiscal 2017 were $0.28, including earnings of $0.26 per diluted share from continuing operations and $0.02 per share from discontinued operations. Diluted earnings per share in the second quarter of fiscal 2016 were $0.35, including earnings of $0.18 per diluted share from continuing operations and $0.17 per diluted share from discontinued operations. Several significant items affect the comparability of year-over-year results of continuing operations (see "Items Impacting Comparability" below).
Items Impacting Comparability
Segment presentation of gains and losses from derivatives used for economic hedging of anticipated commodity input costs and economic hedging of foreign currency exchange rate risks of anticipated transactions is discussed in the segment review below.
Items of note impacting comparability for the second quarter of fiscal 2017 included the following:

•	charges totaling $60.6 million ($39.2 million after-tax) related to the early retirement of debt,

•	charges totaling $43.9 million ($40.7 million after-tax) related to the impairment of goodwill and other intangible assets,

•	charges totaling $19.8 million ($12.9 million after-tax) in connection with our Supply Chain and Administrative Efficiency Plan (the "SCAE Plan"), and

•	an income tax expense of $7.4 million associated with a change in a valuation allowance on a deferred tax asset due to a change in the estimated capital gain on the Spicetec divestiture.
Items of note impacting comparability for the second quarter of fiscal 2016 included charges totaling $133.0 million ($82.2 million after-tax) in connection with our restructuring plans, and income tax expense of $8.3 million related to the divestiture of our Private Brands business.
Items of note impacting comparability for the first half of fiscal 2017 included the following:

•	charges totaling $207.5 million ($190.2 million after-tax) related to the impairment of goodwill and other intangible assets in our International segment,

•	gains totaling $197.7 million ($67.6 million after-tax) from the sales of the Spicetec and JM Swank businesses,

•	charges totaling $60.6 million ($39.2 million after-tax) related to the early retirement of debt,

•	charges totaling $33.9 million ($22.0 million after-tax) in connection with our SCAE Plan, and

•	an income tax benefit of $7.5 million associated with a tax planning strategy that allowed us to utilize certain state tax attributes.
Items of note impacting comparability for the first half of fiscal 2016 included charges totaling $150.4 million ($93.0 million after-tax) in connection with our restructuring plans, and income tax expense of $8.3 million related to the divestiture of our Private Brands business.
Discontinued Operations

On November 9, 2016, we completed the Spinoff of Lamb Weston. The results of operations of the Lamb Weston business have been reclassified to discontinued operations for all periods presented.

On February 1, 2016, pursuant to the Stock Purchase Agreement, dated as of November 1, 2015, with TreeHouse Foods, Inc. ("TreeHouse") we completed the disposition of our Private Brands business to TreeHouse for $2.6 billion in cash on a debt-free basis, subject to working capital and other adjustments. The results of operations of the Private Brands business have been classified as discontinued operations for all periods presented.
Restructuring Plans
We previously announced a plan for the integration and restructuring of the operations of Ralcorp Holdings, Inc. ("Ralcorp"), optimization of the entire Company's supply chain network, manufacturing assets, and dry distribution and mixing centers, and improvement of SG&A effectiveness and efficiencies, which we refer to as the SCAE Plan. The SCAE Plan also includes plans announced in the second quarter of fiscal 2016 to realize efficiency benefits through a combination of reductions in SG&A expenses and enhancements to trade spend processes and tools. Although the divestiture of the Private Brands business was completed in the third quarter of fiscal 2016, resulting in the sale of substantially all the Ralcorp operations, we will continue to implement the SCAE Plan, including work related to optimizing our supply chain network and pursuit of cost reductions through our SG&A functions, enhancements to trade spend processes and tools, and productivity improvements.
Although we remain unable to make good faith estimates relating to the entire SCAE Plan, we are reporting on actions initiated through the end of the second quarter of fiscal 2017, including the estimated amounts or range of amounts for each major type of costs expected to be incurred, and the charges that have resulted or will result in cash outflows. As of November 27, 2016, the Board of Directors of the Company has approved the incurrence of up to $739.0 million of expenses in connection with the SCAE Plan. We have incurred or expect to incur approximately $432.8 million of charges ($292.4 million of cash charges and $140.4 million of non-cash charges) for actions identified to date under the SCAE plan. In the second quarter and first half of fiscal 2017, we recognized charges of $19.8 million and $33.9 million, respectively, in relation to the SCAE Plan. In the second quarter and first half of fiscal 2016, we recognized charges of $133.0 million and $150.4 million, respectively, in relation to the SCAE Plan. We expect to incur costs related to the SCAE Plan over a multi-year period.

SEGMENT REVIEW

In the first quarter of fiscal 2017, we reorganized our reporting segments. We now reflect our results of operations in five reporting segments: Grocery & Snacks, Refrigerated & Frozen, Foodservice, International, and Commercial. Prior periods have been reclassified to conform to the revised segment presentation.

In the second quarter of fiscal 2017, we completed the Spinoff of the Lamb Weston business, which was previously included in the Commercial Foods segment. In the third quarter of fiscal 2016, we completed the divestiture of substantially all of the operations that were previously reported within the Private Brands segment. The results of operations of the Lamb Weston business and the Private Brands business have been classified as discontinued operations for all periods presented.

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
Foodservice
The Foodservice reporting segment includes branded and customized food products, including meals, entrees, sauces and a variety of custom-manufactured culinary products packaged for sale to restaurants and other foodservice establishments in the United States.
Commercial
The Commercial reporting segment included commercially branded and private label food and ingredients, which were sold primarily to commercial, restaurant, foodservice, food manufacturing, and industrial customers. The segment's primary food items included a variety of vegetable, spice, and frozen bakery goods, which were sold under brands such as Spicetec Flavors & Seasonings®. The Spicetec and JM Swank businesses were sold in the first quarter of fiscal 2017.
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
The following table presents the net derivative gains (losses) from economic hedges of forecasted commodity consumption and the foreign currency risk of certain forecasted transactions, under this methodology:

	Thirteen weeks ended		Twenty-six weeks ended
($ in millions)	November 27, 2016	November 29, 2015	November 27, 2016	November 29, 2015
Net derivative gains (losses) incurred	$3.0	$(3.8)	$2.7	$(9.7)
Less: Net derivative gains (losses) allocated to reporting segments	3.8	(3.2)	2.8	(9.9)
Net derivative gains (losses) recognized in general corporate expenses	$(0.8)	$(0.6)	$(0.1)	$0.2
Net derivative gains (losses) allocated to Grocery & Snacks	$2.4	$(1.3)	$2.0	$(5.4)
Net derivative gains (losses) allocated to Refrigerated & Frozen	0.7	(0.8)	0.5	(2.5)
Net derivative gains allocated to International Foods	0.2	—	0.2	—
Net derivative gains (losses) allocated to Foodservice	0.5	(0.5)	0.2	(1.0)
Net derivative losses allocated to Commercial	—	(0.6)	(0.1)	(1.0)
Net derivative gains (losses) included in segment operating profit	$3.8	$(3.2)	$2.8	$(9.9)
As of November 27, 2016, the cumulative amount of net derivative gains from economic hedges that had been recognized in general corporate expenses and not yet allocated to reporting segments was $2.0 million. This amount reflected net gains of $1.9 million incurred during the twenty-six weeks ended November 27, 2016, as well as net gains of $0.1 million incurred prior to fiscal 2017. Based on our forecasts of the timing of recognition of the underlying hedged items, we expect to reclassify to segment operating results gains of $1.6 million in fiscal 2017 and $0.4 million in fiscal 2018 and thereafter.

Net Sales

	Net Sales
($ in millions)	Thirteen weeks ended			Twenty-six weeks ended
Reporting Segment	November 27, 2016	November 29, 2015	% Inc (Dec)	November 27, 2016	November 29, 2015	% Inc (Dec)
Grocery & Snacks	$853.9	$906.1	(6)%	$1,611.1	$1,706.6	(6)%
Refrigerated & Frozen	740.0	826.8	(11)%	1,344.6	1,484.4	(9)%
International	211.4	221.3	(5)%	406.1	427.7	(5)%
Foodservice	283.1	285.0	(1)%	551.1	555.6	(1)%
Commercial	—	119.6	(100)%	71.1	237.5	(70)%
Total	$2,088.4	$2,358.8	(11)%	$3,984.0	$4,411.8	(10)%
Net sales for the second quarter of fiscal 2017 were $2.09 billion, a decrease of $270.4 million, or 11%, from the second quarter of fiscal 2016. Net sales for the first half of fiscal 2017 were $3.98 billion, a decrease of $427.8 million, or 10%, from the first half of fiscal 2016.
Grocery & Snacks net sales for the second quarter of fiscal 2017 were $853.9 million, a decrease of $52.2 million, or 6%, compared to the second quarter of fiscal 2016. Grocery & Snacks net sales for the first half of fiscal 2017 were $1.61 billion, a decrease of $95.5 million, or 6%, compared to the first half of fiscal 2016. Results for the second quarter and first half of fiscal 2017 reflected a 7% decrease in volumes and a 1% increase in price/mix. The improvements in price/mix reflect reduced trade promotions and selective base price increases, which actions are intended to build a higher quality revenue base.
Refrigerated & Frozen net sales for the second quarter of fiscal 2017 were $740.0 million, a decrease of $86.8 million, or 11%, compared to the second quarter of fiscal 2016. Refrigerated & Frozen net sales for the first half of fiscal 2017 were $1.34 billion, a decrease of $139.8 million, or 9%, compared to the first half of fiscal 2016. Results for the second quarter of fiscal 2017 reflected an 11% decrease in volumes and a slight increase in price/mix. Results for the first half of fiscal 2017 reflected an 11% decrease in volume and a 2% increase in price/mix. The decrease in sales volumes and improvements in price/mix reflect reduced trade promotions and selective base price increases, together with stock-keeping unit rationalization, which actions are intended to build a higher quality revenue base. Net sales were also negatively affected by a transitory increase in the volume of Egg Beaters’ last year as the Company’s egg supply was not negatively impacted by last year’s avian influenza outbreak.
International net sales for the second quarter of fiscal 2017 were $211.4 million, a decrease of $9.9 million, or 5%, compared to the second quarter of fiscal 2016. International net sales for the first half of fiscal 2017 were $406.1 million, a decrease of $21.6 million, or 5%, compared to the first half of fiscal 2016. Results for the second quarter of fiscal 2017 reflected a 3% decrease in volume, a 2% increase in price/mix, and a 4% decrease from foreign exchange rates. Results for the first half of fiscal 2017 reflected a 2% decrease in volume, a 5% decrease due to foreign exchange rates, and a 2% increase in price/mix. The volume decrease in the second quarter and first half of fiscal 2017 was due to significant shipments in early fiscal 2016 due to recovery from the West Coast port disruptions during fiscal 2015, partially offset by strong vegetable sales in Mexico and Canada.
Foodservice net sales for the second quarter of fiscal 2017 were $283.1 million, a decrease of $1.9 million, or 1%, compared to the second quarter of fiscal 2016. Foodservice net sales for the first half of fiscal 2017 were $551.1 million, a decrease of $4.5 million, or 1%, compared to the first half of fiscal 2016. Results for the second quarter of fiscal 2017 reflected flat sales volume and a 1% decrease in price/mix. Results for the first half of fiscal 2017 reflected a 4% increase in volume and a 5% decrease in price/mix. Lower price/mix was due in part to lower prices on egg products, as the supply of eggs has recovered from the avian influenza outbreak that impacted fiscal 2016.
Our Spicetec and JM Swank businesses were sold in the first quarter of fiscal 2017. These businesses comprise the entire Commercial segment following the presentation of Lamb Weston as discontinued operations. Accordingly, there were no net sales in the Commercial segment in the second quarter of fiscal 2017. These businesses had net sales of $71.1 million for the first half of fiscal 2017, prior to the completion of the divestitures. Net sales in the Commercial segment were $119.6 million and $237.5 million in the second quarter and first half of fiscal 2016, respectively.
SG&A Expenses (Includes general corporate expenses)
SG&A expenses totaled $417.9 million for the second quarter of fiscal 2017, a decrease of $65.3 million, as compared to the second quarter of fiscal 2016. SG&A expenses for the second quarter of fiscal 2017 reflected the following:
•charges totaling $60.6 million related to the early retirement of debt,

•charges totaling $43.9 million related to the impairment of goodwill in the International segment,
•a decrease in salaries expenses of $32.5 million,
•expenses of $18.0 million in connection with our SCAE Plan,
•a decrease in pension and postretirement expense of $9.3 million,
•a decrease in incentive compensation expense of $9.6 million,
•a decrease in advertising and promotion spending of $9.5 million,
•a decrease in self-insured healthcare expenses of $5.3 million, and
•an increase in our stock-based compensation expense of $3.9 million.
SG&A expenses for the second quarter of fiscal 2016 included expenses of $127.2 million in connection with our restructuring plans.
SG&A expenses totaled $649.6 million for the first half of fiscal 2017, a decrease of $196.4 million, as compared to the first half of fiscal 2016. SG&A expenses for the first half of fiscal 2017 reflected the following:
•charges totaling $207.5 million related to the impairment of goodwill and other intangible assets in the International segment,
•gains totaling $197.7 million, from the divestiture of the Spicetec and JM Swank businesses,
•a decrease in salaries expenses of $65.5 million,
•charges totaling $60.6 million related to the early retirement of debt,
•expenses of $26.9 million in connection with our SCAE Plan,
•a decrease in advertising and promotion spending of $23.8 million,
•a decrease in pension and postretirement expense of $16.9 million,
•a decrease in self-insured healthcare expenses of $10.2 million, and
•a decrease in incentive compensation expense of $8.3 million.
SG&A expenses for the first half of fiscal 2016 included expenses of $140.9 million in connection with our restructuring plans.
Operating Profit (Earnings before general corporate expenses, interest expense, net, income taxes, and equity method investment earnings)

	Operating Profit
($ in millions)	Thirteen weeks ended			Twenty-six weeks ended
Reporting Segment	November 27, 2016	November 29, 2015	% Inc (Dec)	November 27, 2016	November 29, 2015	% Inc (Dec)
Grocery & Snacks	$220.3	$185.7	19%	$400.8	$325.2	23%
Refrigerated & Frozen	117.9	123.8	(5)%	210.1	204.9	3%
International	(26.7)	20.1	N/A	(175.9)	36.6	N/A
Foodservice	31.9	20.4	56%	53.6	46.6	15%
Commercial	(0.5)	13.0	N/A	202.8	25.1	708%
Grocery & Snacks operating profit for the second quarter of fiscal 2017 was $220.3 million, an increase of $34.6 million, or 19%, compared to the second quarter of fiscal 2016. Gross profits were $8.4 million higher in the second quarter of fiscal 2017 than in the second quarter of fiscal 2016. The higher gross profit was driven by reduced trade promotions, improved plant productivity, and lower commodity input costs, partially offset by lower sales volumes, due in part to pricing actions on certain products. SG&A expenses decreased by $26.2 million in the second quarter of fiscal 2017, as compared to the second quarter of fiscal 2016, largely as a result of cost reductions achieved through our restructuring plans, as well as a $7.2 million reduction in advertising and promotion expenses. Operating profit of the Grocery & Snacks segment was impacted by charges of $1.4 million and $2.3 million in connection with our restructuring plans in the second quarter of fiscal 2017 and 2016, respectively.

Grocery & Snacks operating profit for the first half of fiscal 2017 was $400.8 million, an increase of $75.6 million, or 23%, compared to the first half of fiscal 2016. Gross profits were $19.8 million higher in the first half of fiscal 2017 than in the first half of fiscal 2016. The higher gross profit was driven by reduced trade promotions, improved plant productivity, and lower commodity input costs, partially offset by lower sales volumes, due in part to pricing actions on certain products. SG&A expenses decreased by $55.8 million in the first half of fiscal 2017, as compared to the first half of fiscal 2016, largely as a result of cost reductions achieved through our restructuring plans, as well as a $15.5 million reduction in advertising and promotion expenses. Operating profit of the Grocery & Snacks segment was impacted by charges of $6.3 million and $4.7 million in connection with our restructuring plans in the first half of fiscal 2017 and 2016, respectively.
Refrigerated & Frozen operating profit for the second quarter of fiscal 2017 was $117.9 million, a decrease of $5.9 million, or 5%, compared to the second quarter of fiscal 2016. Gross profits were $13.6 million lower in the second quarter of fiscal 2017 than in the second quarter of fiscal 2016, driven by decreased sales volumes, partially offset by the impact of lower commodity input costs, increased net pricing primarily as a result of reduced trade promotions, and improved plant productivity. Operating profit of the Refrigerated & Frozen segment was impacted by charges of $2.2 million and $6.1 million in connection with our restructuring plans in the second quarter of fiscal 2017 and 2016, respectively.
Refrigerated & Frozen operating profit for the first half of fiscal 2017 was $210.1 million, an increase of $5.2 million, or 3%, compared to the first half of fiscal 2016. Gross profits were $19.3 million lower in the first half of fiscal 2017 than in the first half of fiscal 2016, driven by decreased sales volumes, partially offset by the impact of lower commodity input costs, increased net pricing primarily as a result of reduced trade promotions, and improved plant productivity. Operating profit of the Refrigerated & Frozen segment was impacted by charges totaling approximately $7.7 million in the first half of fiscal 2017 related to a product recall, as well as charges of $7.2 million and $10.2 million in connection with our restructuring plans in the first half of fiscal 2017 and 2016, respectively.
International incurred an operating loss for the second quarter of fiscal 2017 of $26.7 million and earned an operating profit of $20.1 million in the second quarter of fiscal 2016. The operating loss in the second quarter of fiscal 2017 includes charges totaling $43.9 million for the impairment of goodwill in our Mexican operations. Gross profits were $3.3 million lower in the second quarter of fiscal 2017 than in the second quarter of fiscal 2016. Operating profits were negatively impacted by $5.6 million from the impact of foreign exchange rates in the second quarter of fiscal 2017 relative to the second quarter of fiscal 2016.
International incurred an operating loss for the first half of fiscal 2017 of $175.9 million and earned an operating profit of $36.6 million in the first half of fiscal 2016. The operating loss in the first half of fiscal 2017 includes charges totaling $207.5 million for the impairment of goodwill and an intangible brand asset in our Canadian and Mexican operations. Gross profits were $9.6 million lower in the first half of fiscal 2017 than in the first half of fiscal 2016, driven by the impact of foreign exchange rates. Operating profits were negatively impacted by $9.1 million from the impact of foreign exchange rates in the first half of fiscal 2017 relative to the first quarter of fiscal 2016.
Foodservice operating profit for the second quarter of fiscal 2017 was $31.9 million, an increase of $11.5 million, or 56%, compared to the second quarter of fiscal 2016. Gross profits were $8.6 million higher in the second quarter of fiscal 2017 than in the second quarter of fiscal 2016. The higher gross profit was driven by an inventory write-down in the second quarter of fiscal 2016 at a foreign popcorn business that we have since exited.
Foodservice operating profit for the first half of fiscal 2017 was $53.6 million, an increase of $7.0 million, or 15%, compared to the first half of fiscal 2016. Gross profits were $1.5 million higher in the first half of fiscal 2017 than in the first half of fiscal 2016. Foodservice realized lower gross margins from egg-based products in the first half of fiscal 2017, as the impact from the egg supply disruption due to an avian influenza outbreak benefited results in the first half of fiscal 2016. This was offset by an inventory write-down in the second quarter of fiscal 2016 at a foreign popcorn business that we have since exited. Operating profit of the Foodservice segment was impacted by charges of $1.8 million in the first half of fiscal 2017 in connection with our restructuring plans.
Commercial operating loss for the second quarter of fiscal 2017 was $0.5 million, as compared to a $13.0 million operating profit in the second quarter of fiscal 2016. Commercial operating profit was $202.8 million in the first half of fiscal 2017 and $25.1 million in the first half of fiscal 2016. The Company sold the Spicetec and JM Swank businesses in the first quarter of fiscal 2017, recognizing pre-tax gains totaling $197.7 million. There are no further operations in the Commercial segment.
Interest Expense, Net
Net interest expense was $54.1 million and $79.2 million for the second quarter of fiscal 2017 and 2016, respectively. Net interest expense was $112.3 million and $159.3 million for the first half of fiscal 2017 and 2016, respectively. The decrease reflects the repayment of $2.5 billion and $554 million of debt in the third quarter of fiscal 2016 and the first quarter of fiscal 2017, respectively.

Income Taxes
In the second quarter of fiscal 2017 and 2016, our income tax expense from continuing operations was $78.4 million and $43.1 million, respectively. Income tax expense from continuing operations for the first half of fiscal 2017 and 2016 was $247.6 million and $92.4 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income from continuing operations, inclusive of equity method investment earnings) was approximately 41% and 35% for the second quarter of fiscal 2017 and 2016, respectively. The effective tax rate from continuing operations was 54% and 35% for the first half of fiscal 2017 and 2016, respectively. The higher effective tax rate in the second quarter of fiscal 2017 reflects the following:

•	additional tax expense associated with non-deductible goodwill in our Mexican business, for which an impairment charge was recognized and

•	additional tax expense associated with a change in estimate regarding the tax basis of the Spicetec business that was sold in the first quarter of fiscal 2017.

The effective tax rate for the first half of fiscal 2017 reflects the above-cited items, as well as the following:

•	additional tax expense associated with non-deductible goodwill sold in connection with the divestitures of the Spicetec and JM Swank businesses,

•	additional tax expense associated with non-deductible goodwill in our Canadian business, for which an impairment charge was recognized,

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
Equity Method Investment Earnings
Equity method investment earnings were $17.2 million and $17.6 million for the second quarter of fiscal 2017 and 2016, respectively. Equity method investment earnings were $30.3 million and $42.1 million for the first half of fiscal 2017 and 2016, respectively. The decreases are reflective of lower profits from the Ardent Mills joint venture due to unfavorable wheat market conditions.
Results of Discontinued Operations
Our discontinued operations generated after-tax income of $11.6 million and $79.2 million for the second quarter of fiscal 2017 and 2016, respectively. Results reflected the operations of Lamb Weston through the date of its Spinoff in November 2016, as well as the results of the Private Brands business prior to its divestiture in the second half of fiscal 2016. We incurred significant costs associated with effecting the Spinoff. These costs are included in results of discontinued operations.
Our discontinued operations generated income of $103.0 million and an after-tax loss of $1.17 billion for the first half of fiscal 2017 and 2016, respectively. We recognized a pre-tax charge of $86.3 million ($79.0 million after tax) and $1.90 billion ($1.42 billion after-tax) in the second quarter and first half of fiscal 2016, respectively, to reflect our best estimate of the estimated net proceeds from the sale of the Private Brands business.
Earnings (Loss) Per Share
Diluted earnings per share in the second quarter of fiscal 2017 were $0.28, including earnings of $0.26 per diluted share from continuing operations and $0.02 per diluted share from discontinued operations. Diluted earnings per share in the second quarter of fiscal 2016 was $0.35, including earnings of $0.18 per diluted share from continuing operations and $0.17 per diluted share from discontinued operations.
Diluted earnings per share in the first half of fiscal 2017 were $0.70, including earnings of $0.48 per diluted share from continuing operations and $0.22 per diluted share from discontinued operations. Diluted loss per share in the first half of fiscal 2016 was $2.29, including earnings of $0.40 per diluted share from continuing operations and a loss of $2.69 per diluted share from discontinued operations.

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
At November 27, 2016, we had a $1.5 billion revolving credit facility. The facility has historically been used principally as a back-up facility for our commercial paper program. As of November 27, 2016, there were no outstanding borrowings under the facility. The facility requires that our consolidated funded debt not exceed 65% of our consolidated capital base and that our fixed charges coverage ratio be greater than 1.75 to 1.0. As of November 27, 2016, we were in compliance with all financial covenants in the facility.
As of November 27, 2016 and May 29, 2016, we had no amounts outstanding under our commercial paper program.
As of November 27, 2016, our senior long-term debt ratings were all investment grade. A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the revolving credit facility, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as making access to commercial paper more difficult.
We repurchase our shares of common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board of Directors. During the second quarter of fiscal 2017, the Board of Directors approved an increase to its existing share repurchase program, authorizing an additional $1.25 billion of expenditures on the program, which authorization was contingent on the completion of the Spinoff. The increased share repurchase program is effective and has no expiration date. Under the share repurchase authorization, we may repurchase our shares periodically over several years, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions. We repurchased 4.1 million shares of our common stock under this program in the first half of fiscal 2017 for an aggregate of $170.1 million. The Company's total remaining share repurchase authorization as of November 27, 2016 was $1.21 billion.
On November 9, 2016, we completed the Spinoff. In connection with the Spinoff, Lamb Weston issued to us $1.54 billion aggregate principal amount of senior notes (the "Lamb Weston notes"). On November 9, 2016, we exchanged the Lamb Weston notes for approximately $250.2 million aggregate principal amount of our 5.819% senior notes due 2017, $880.4 million aggregate principal amount of our 1.9% senior notes due 2018, $154.9 million aggregate principal amount of our 2.1% senior notes due 2018, $86.9 million aggregate principal amount of our 7.0% senior notes due 2019, and $71.1 million aggregate principal amount of our 4.95% senior notes due 2020 (the “Conagra notes”), which had been purchased in the open market by certain investment banks prior to the Spinoff. Following the exchange, we cancelled the Conagra notes. We also received a cash payment of $823.5 million from Lamb Weston as consideration for the Spinoff. To preserve the tax-free nature of the Spinoff, we must use the proceeds of this cash payment within twelve months of receiving it, and we may only use the proceeds for share repurchases, repayment of debt incurred prior to July 8, 2016, and dividends on shares of our common stock. As of November 27, 2016, we continued to hold $753.4 million of these cash proceeds.
On December 7, 2016, our board of directors authorized a quarterly dividend payment of $0.20 per share, which will be paid on March 1, 2017 to stockholders of record as of the close of business on January 30, 2017.
During the second quarter of fiscal 2017, the Company provided a voluntary lump-sum settlement offer to terminated vested participants in the pension plan expiring in December 2016. Subsequent to the end of the second quarter of fiscal 2017, $287.5 million was distributed from pension plan assets in connection with this offer.
During the first quarter of fiscal 2017, we repaid the entire principal balance of $550.0 million of our floating rate notes on the maturity date of July 21, 2016.
Management believes that the Company's sources of liquidity will be adequate to meet required debt repayments, planned capital expenditures, working capital needs, and payment of anticipated quarterly dividends for the foreseeable future.
We expect to maintain or have access to sufficient liquidity to either retire or refinance senior debt upon maturity, as market conditions warrant, from operating cash flows, our commercial paper program, proceeds from any divestitures and other disposition transactions, access to capital markets, and our revolving credit facility.

Cash Flows
During the first half of fiscal 2017, we generated $608.0 million of cash, which was the net result of $542.2 million generated from operating activities, $150.2 million provided by investing activities, and $80.9 million used in financing activities.
Cash generated from operating activities of continuing operations totaled $460.6 million in the first half of fiscal 2017, as compared to $16.6 million generated in the first half of fiscal 2016. Cash flows generated from higher operating profits enabled by reductions in SG&A expenses, achieved in part through our restructuring plans, as well as improved gross margins increased the amount of cash generated from operating activities of continuing operations for the first half of 2017 compared to the first half of 2016. The increase was also driven by the timing of income tax payments, significantly lower inventory build, due to lower sales volumes and lower per case cost of inventories, increase in accounts payable balance due to extension of certain vendor terms, and reductions of interest payments due to significant debt repayments in fiscal 2017 and 2016. Incentive compensation payments in the first half of fiscal 2017 (earned in fiscal 2016) were $73.8 million higher than such payments made in the first half of fiscal 2016 (earned in fiscal 2015).
The operating activities of discontinued operations generated $81.6 million for the second quarter of fiscal 2017 and generated $335.5 million in the first half of fiscal 2016. This reflects the activities of the Private Brands business we sold in the third quarter of fiscal 2016. Operating cash flows of discontinued operations in the first half of fiscal 2017 were also impacted by expenses related to the Spinoff.
Cash provided by investing activities of continuing operations totaled $273.9 million in the first half of fiscal 2017 compared to cash used of $104.3 million in the first half of fiscal 2016. Investing activities of continuing operations in the first half of fiscal 2017 consisted primarily of the proceeds from the divestitures of the Spicetec and JM Swank businesses totaling $489.1 million in the aggregate, partially offset by capital expenditures of $118.3 million, which included several significant plant expansions and improvements, and the purchase of the operating assets of Frontera Foods, Inc. and Red Fork LLC totaling $108.2 million, net of cash acquired. Investing activities of continuing operations in the first half of fiscal 2016 consisted primarily of capital expenditures of $110.4 million.
Cash used in investing activities of discontinued operations in the first half of fiscal 2017 and 2016 resulted primarily from capital expenditures.
Cash used in financing activities totaled $80.9 million in the first half of fiscal 2017 and $166.8 million in the first half of fiscal 2016. Financing activities of continuing operations in the first half of fiscal 2017 consisted primarily of long-term debt repayments totaling $555.8 million, cash dividends paid of $219.4 million and common stock repurchases totaling $170.1 million. Proceeds from employee stock option exercises and the issuance of other stock awards were $47.4 million and $119.2 million in the first half of fiscal 2017 and 2016, respectively.
Cash used in financing activities of continuing operations in the first half of fiscal 2016 reflect debt repayments of $254.5 million and dividends paid of $215.0 million.
Cash provided by financing activities of discontinued operations principally comprises borrowings by Lamb Weston which were transferred in connection with the Spinoff.
The Company had cash and cash equivalents of $1.44 billion at November 27, 2016 and $798.1 million at May 29, 2016, of which $224.8 million at November 27, 2016 and $105.3 million at May 29, 2016 was held in foreign countries. The Company makes an assertion regarding the amount of earnings intended for permanent reinvestment outside the U.S., with the balance available to be repatriated to the U.S. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. No related tax liability has been accrued as of November 27, 2016. At November 27, 2016, management does not intend to permanently repatriate additional foreign cash. Any future decision to repatriate foreign cash could result in an adjustment to the deferred tax liability after considering available foreign tax credits and other tax attributes. It is not practicable to determine the amount of any such deferred tax liability at this time.
Our estimate of capital expenditures for fiscal 2017 is approximately $303.8 million. For the first half of fiscal 2017, we have funded $118.3 million of capital expenditures.
Management believes that existing cash balances, cash flows from operations, existing credit facilities, and access to capital markets will provide sufficient liquidity to meet our repayment of debt, including any repayment of debt or refinancing of debt, working capital needs, planned capital expenditures, and payment of anticipated quarterly dividends for at least the next twelve months.

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
We lease certain office buildings from entities that we have determined to be variable interest entities. The lease agreements with these entities include fixed-price purchase options for the assets being leased. The lease agreements also contain contingent put options (the “lease put options”) that allow the lessors to require us to purchase the buildings at the greater of original construction cost, or fair market value, without a lease agreement in place (the “put price”) in certain limited circumstances. As a result of substantial impairment charges related to our divested Private Brands operations, these lease put options are exercisable now and until generally 30 days after the end of the respective lease agreements. We are amortizing the difference between the estimated put price and the estimated fair value (without a lease agreement in place) of each respective property over the remaining respective lease term within SG&A expenses. As of November 27, 2016, the estimated amount by which the put prices exceeded the fair values of the related properties was $58.5 million, of which we have accrued $12.9 million. As these buildings are worth considerably more when under lease agreements than when vacant, we may be able to mitigate some, or all, of the financial exposure created by the put options by maintaining active lease agreements and/or by subleasing the buildings to credit worthy tenants. We do not expect to ultimately incur material financial losses as a result of the potential exercise of the lease put options by the lessors. These leases are accounted for as operating leases, and accordingly, there are no material assets or liabilities, other than the accrued portion of the put price, associated with these entities included in the Condensed Consolidated Balance Sheets contained in this report. We have determined that we do not have the power to direct the activities that most significantly impact the economic performance of these entities. In making this determination, we have considered, among other items, the terms of the lease agreements, the expected remaining useful lives of the assets leased, and the capital structure of the lessor entities.

OBLIGATIONS AND COMMITMENTS
As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as lease agreements, debt agreements, and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as "take-or-pay" contracts). The unconditional purchase obligation arrangements are entered into in our normal course of business in order to ensure adequate levels of sourced product are available. Of these items, debt, notes payable, and capital lease obligations, which totaled $3.4 billion as of November 27, 2016, were recognized as liabilities in the Condensed Consolidated Balance Sheets contained in this report. Operating lease obligations and unconditional purchase obligations, which totaled $1.1 billion as of November 27, 2016, were not recognized as liabilities in the Condensed Consolidated Balance Sheets contained in this report, in accordance with generally accepted accounting principles.
A summary of our contractual obligations as of November 27, 2016 was as follows:

	Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt	$3,294.3	$224.8	$438.0	$322.6	$2,308.9
Capital lease obligations	135.3	9.3	17.2	17.0	91.8
Operating lease obligations	225.7	37.1	59.6	30.1	98.9
Purchase obligations[1] and other contracts	995.3	889.4	67.6	36.4	1.9
Notes payable	6.7	6.7	—	—	—
Total	$4,657.3	$1,167.3	$582.4	$406.1	$2,501.5
1 Amount includes open purchase orders and agreements, some of which are not legally binding and/or may be cancellable. Such agreements are generally settleable in the ordinary course of business in less than one year.
We are also contractually obligated to pay interest on our long-term debt and capital lease obligations. The weighted average coupon interest rate of the long-term debt obligations outstanding as of November 27, 2016 was approximately 5.5%.
The operating lease obligations noted in the table above have not been reduced by non-cancellable sublease rentals of $1.7 million.
As of May 29, 2016, we had aggregate unfunded pension obligations totaling $943.6 million. As of November 27, 2016, primarily as a result of our remeasurement, we had aggregate unfunded pension obligations totaling $851.6 million. This amount is not included in the table above, and we do not expect to be required to make payments to fund these amounts in the foreseeable future. Based on current statutory requirements, we are not obligated to fund any amount to our qualified pension plans during the next twelve months. We estimate that we will make payments of approximately $10.2 million over the next twelve months to fund current benefits of nonqualified pension plans. See Note 14, Pension and Postretirement Benefits, to the Condensed Consolidated Financial Statements contained in this report and the Company's Annual Report on Form 10-K for the year ended May 29, 2016, Critical Accounting Estimates - Employment Related Benefits, for further discussion of our pension obligations and factors that could affect estimates of this liability.

As part of our ongoing operations, we also enter into arrangements that obligate us to make future cash payments only upon the occurrence of a future event (e.g., guarantees of debt or lease payments of a third party should the third party be unable to perform). In accordance with generally accepted accounting principles, the following commercial commitments are not recognized as liabilities in the Condensed Consolidated Balance Sheets contained in this report. A summary of our commitments, including commitments associated with equity method investments, as of November 27, 2016 was as follows:

	Amount of Commitment Expiration Per Period (in millions)
Other Commercial Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Standby repurchase obligations	$1.9	$0.5	$0.5	$0.5	$0.4
Other commitments	1.6	1.6	—	—	—
Total	$3.5	$2.1	$0.5	$0.5	$0.4
In certain limited situations, we will guarantee an obligation of an unconsolidated entity. We guarantee certain leases resulting from the divestiture of the JM Swank business completed in the first quarter of fiscal 2017. As of November 27, 2016, the remaining terms of these arrangements do not exceed six years and the maximum amount of future payments we have guaranteed was $5.2 million.
In certain limited situations, we also guarantee obligations of the Lamb Weston business pursuant to guarantee arrangements that existed prior to the Spinoff and remained in place following completion of the Spinoff until such guarantee obligations are substituted for guarantees issued by Lamb Weston. Such guarantee arrangements are described below. Pursuant to the Separation and Distribution Agreement, dated as of November 8, 2016 (the "Separation Agreement"), between us and Lamb Weston, these guarantee arrangements are deemed liabilities of Lamb Weston that were transferred to Lamb Weston as part of the Spinoff. Accordingly, in the event that we are required to make any payments as a result of these guarantee arrangements, Lamb Weston is obligated to indemnify us for any such liability, reduced by any insurance proceeds received by us, in accordance with the terms of the indemnification provisions under the Separation Agreement.
Lamb Weston is a party to a warehouse services agreement with a third party warehouse provider through July 2035. Under this agreement, Lamb Weston is required to make payments for warehouse services based on the quantity of goods stored and other service factors. We have guaranteed the warehouse provider that we will make the payments required under the agreement in the event that Lamb Weston fails to perform. Minimum payments of $1.5 million per month are required under this agreement. It is not possible to determine the maximum amount of the payment obligations under this agreement. Upon completion of the Spinoff, we recognized a liability for the estimated fair value of this guarantee in the amount of $30.5 million in other noncurrent liabilities.
From time to time, Lamb Weston engages in foreign currency swap contracts. We have an agreement in place with a certain bank counterparty to such derivative transactions to guarantee Lamb Weston’s obligations arising from any such derivative transactions. The maximum amount guaranteed under this agreement is $25 million. This agreement will expire in accordance with its terms in the first quarter of calendar 2017. As of November 27, 2016, Lamb Weston had no outstanding transactions under this agreement.
Federal income tax credits were generated in connection with Lamb Weston’s sweet potato production facility in Delhi, Louisiana. Third parties invested in these income tax credits. We have guaranteed these third parties the face value of the income tax credits over their statutory lives, through fiscal 2017, in the event that the income tax credits are recaptured or reduced. The face value of the income tax credits was $26.7 million as of November 27, 2016. We believe the likelihood of recapture or reduction of the income tax credits is remote.
The obligations and commitments tables above do not include any reserves for uncertainties in income taxes, as we are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes. The liability for gross unrecognized tax benefits at November 27, 2016 was $31.7 million. The net amount of unrecognized tax benefits at November 27, 2016, that, if recognized, would impact our effective tax rate was $23.5 million. Recognition of these tax benefits would have a favorable impact on our effective tax rate.

CRITICAL ACCOUNTING ESTIMATES
A discussion of our critical accounting estimates can be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in Part I, Item 7, of our Annual Report on Form 10-K for the fiscal year ended May 29, 2016. There were no material changes to the previously disclosed, except for the following:

As was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended May 29, 2016, in the fourth quarter of fiscal 2016, in conjunction with our annual review for impairment, we performed a qualitative analysis of goodwill for the reporting units in our former Consumer Foods segment. Because forecasted sales and profits for the former International reporting unit in our former Consumer Foods segment continued to fall below our expectations relative to our previous projections throughout fiscal 2016, largely as a result of foreign exchange rates, we performed quantitative analysis of goodwill on the former International reporting unit in fiscal 2016. With the assistance of a third-party valuation specialist, we estimated the fair value of this reporting unit and determined that the fair value of the reporting unit exceeded the carrying value of the net assets of that reporting unit by 12%. As such, the results of the quantitative analysis did not result in an impairment of the former International reporting unit.
In the first quarter of fiscal 2017, in anticipation of the Spinoff, we changed our reporting segments. In accordance with applicable accounting guidance, we were required to determine new reporting units at a lower level (at the operating segment or one level lower, as applicable). When such a determination was made, we were required to perform a goodwill impairment analysis for each of the new reporting units.
We performed an assessment of impairment of goodwill for the new Canadian reporting unit within the new International reporting segment. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans and future industry and economic conditions. We estimated the future cash flows of the Canadian reporting unit and calculated the net present value of those estimated cash flows using a risk adjusted discount rate, in order to estimate the fair value of each reporting unit from the perspective of a market participant. We used discount rates and terminal growth rates of 7.5% and 2%, respectively, to calculate the present value of estimated future cash flows. We then compared the estimated fair value of the reporting unit to the historical carrying value (including allocated assets and liabilities of certain shared and Corporate functions), and determined that the fair value of the reporting unit was less than the carrying value in the first quarter of fiscal 2017. With the assistance of a third-party valuation specialist, we estimated the fair value of the assets and liabilities of this reporting unit in order to determine the implied fair value of goodwill. We recognized an impairment charge for the difference between the implied fair value of goodwill and the carrying value of goodwill. Accordingly, during the first quarter of fiscal 2017, we recorded charges totaling $139.2 million for the impairment of goodwill.
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
During the second quarter of fiscal 2017, as a result of further deterioration in forecasted sales and profits primarily due to foreign exchange rates, we performed an additional assessment of impairment of goodwill for the new Mexican reporting unit. We used discount rates and terminal growth rates of 8.5% and 3%, respectively, to calculate the present value of estimated future cash flows. We then compared the estimated fair value of the reporting unit to the historical carrying value (including allocated assets and liabilities of certain shared and Corporate functions), and determined that the fair value of the reporting unit was less than the carrying value in the second quarter of fiscal 2017. With the assistance of a third-party valuation specialist, we estimated the fair value of the assets and liabilities of this reporting unit in order to determine the implied fair value of goodwill. We recognized an impairment charge for the difference between the implied fair value of goodwill and the carrying value of goodwill. Accordingly, during the second quarter of fiscal 2017, we recorded charges totaling $43.9 million for the impairment of goodwill.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The principal market risks affecting us are exposures to price fluctuations of commodity and energy inputs, interest rates, and foreign currencies.
Other than the changes noted below, there have been no material changes in our market risk during the twenty-six weeks ended November 27, 2016. For additional information, refer to the "Quantitative and Qualitative Disclosures about Market Risk" in Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 29, 2016.
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
The carrying amount of long-term debt (including current installments) was $3.4 billion as of November 27, 2016. Based on current market rates, the fair value of this debt at November 27, 2016 was estimated at $3.8 billion. As of November 27, 2016, a 1% increase in the interest rates would decrease the fair value of our fixed rate debt by approximately $210.0 million, while a 1% decrease in interest rates would increase the fair value of our fixed rate debt by approximately $232.8 million.
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
Value-at-Risk (VaR)
We employ various tools to monitor our derivative risk, including value-at-risk ("VaR") models. We perform simulations using historical data to estimate potential losses in the fair value of current derivative positions. We use price and volatility information for the prior 90 days in the calculation of VaR that is used to monitor our daily risk. The purpose of this measurement is to provide a single view of the potential risk of loss associated with derivative positions at a given point in time based on recent changes in market prices. Our model uses a 95% confidence level. Accordingly, in any given one day time period, losses greater than the amounts included in the table below are expected to occur only 5% of the time. We include commodity swaps, futures, and options and foreign exchange forwards, swaps, and options in this calculation. The following table provides an overview of our average daily VaR for our energy, agriculture, and foreign exchange positions (including discontinued operations) over the twenty-six weeks ended November 27, 2016 and November 29, 2015.

	Fair Value Impact
In Millions	Average During Twenty-six Weeks Ended November 27, 2016	Average During Twenty-six Weeks Ended November 29, 2015
Energy commodities	$0.4	$0.9
Agriculture commodities	0.7	2.2
Foreign exchange	0.3	0.1

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of November 27, 2016. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective.
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

Part II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are party to a number of lawsuits and claims arising out of our ongoing business operations. These included lawsuits, claims, and other proceedings related to the February 2007 recall of our peanut butter products, including an investigation by the U.S. Attorney's office in Georgia and the Consumer Protection Branch of the Department of Justice into the February 2007 recall. In May 2015, we negotiated a resolution of this matter, which resulted in an executed plea agreement. On December 13, 2016, ConAgra Grocery Products Company, LLC, a subsidiary of the Company ("ConAgra Grocery Products"), pleaded guilty to a single misdemeanor violation of the Food, Drug & Cosmetics Act. The U.S. District Court for the Middle District of Georgia accepted the plea and imposed the agreed sentence pursuant to the terms of the plea agreement. ConAgra Grocery Products has made payments totaling $11.2 million to the federal government, and the matter has been concluded.

In June 2009, an accidental explosion occurred at our manufacturing facility in Garner, North Carolina. This facility was the primary production facility for our Slim Jim® branded meat snacks. In June 2009, the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives announced its determination that the explosion was the result of an accidental natural gas release, and not a deliberate act. During the fourth quarter of fiscal 2011, we settled our property and business interruption claims related to the Garner accident with our insurance providers. In the fourth quarter of fiscal 2011, Jacobs Engineering Group Inc., our engineer and project manager at the site, filed a declaratory judgment action against us seeking indemnity for personal injury claims brought against it as a result of the accident. During the first quarter of fiscal 2012, our motion for summary judgment was granted and the suit was dismissed without prejudice on the basis that the suit was filed prematurely. In the third quarter of fiscal 2014, Jacobs Engineering Group Inc. refiled its action for indemnity. On March 25, 2016, a Douglas County jury in Nebraska rendered a verdict in favor of Jacobs Engineering Group Inc. and against us in the amount of $108.9 million plus post-judgment interest. We filed our Notice of Appeal in September 2016. Although our insurance carriers have provided customary notices of reservation of their rights under the policies of insurance, we expect any ultimate exposure in this case to be limited to the applicable insurance deductible.

For additional information on legal proceedings, please refer to Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the year ended May 29, 2016, Note 17 “Contingencies” to the consolidated financial statements contained therein, and Note 13 to the Condensed Consolidated Financial Statements contained in this report.

ITEM 1A. RISK FACTORS
Our Annual Report on Form 10-K for the year ended May 29, 2016 includes a detailed discussion of certain material risk factors we face. The information presented below restates the risk factors set forth under the heading “Risks Relating to our Proposed Spinoff of our Lamb Weston Business” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended May 29, 2016. You should consider these risk factors together with the other risk factors and other matters described in our Annual Report on Form 10-K for the year ended May 29, 2016, in this Quarterly Report on Form 10-Q, and in our other filings with the SEC.

Risks Relating to our Recently Completed Spinoff of Lamb Weston

We may be unable to achieve some or all of the benefits that we expect to achieve from the Spinoff.

On November 9, 2016, the Company completed the previously announced Spinoff of Lamb Weston. Although we believe that separating the Lamb Weston business from the Company will provide financial, operational, managerial, and other benefits to us and our stockholders, the Spinoff may not provide such results on the scope, scale or timeline we anticipate, and we may not realize the intended benefits of the Spinoff. In addition, we incurred one-time costs in connection with the Spinoff that may negate some of the benefits we expect to achieve. If we do not realize these assumed benefits, we could suffer a material adverse effect on our financial condition. In addition, our operational and financial profile changed upon the separation of the Lamb Weston business from the Company. As a result, the diversification of our revenue sources diminished, and our results of operations, cash flows, working capital, and financing requirements may be subject to increased volatility as a result.

We may be exposed to claims and liabilities or incur operational difficulties as a result of the Spinoff.

The Spinoff continues to involve a number of risks, including, among other things, certain indemnification risks and risk associated with the provision of transitional services. In connection with the Spinoff, we entered into a separation and distribution agreement and various other agreements (including a transition services agreement, a tax matters agreement, an employee matters agreement, and a trademark license agreement), which we refer to as the Lamb Weston agreements. The Lamb Weston agreements govern the Spinoff and the relationship between the two companies going forward. They also provide for the performance of services by each company for the benefit of the other for a period of time.

The Lamb Weston agreements provides for indemnification obligations designed to make Lamb Weston financially responsible for certain liabilities that may exist relating to its business activities, whether incurred prior to or after the distribution, including any pending or future litigation. It is possible that a court would disregard the allocation agreed to between us and Lamb Weston and require us to assume responsibility for obligations allocated to Lamb Weston. Third parties could also seek to hold us responsible for any of these liabilities or obligations, and the indemnity rights we have under the separation and distribution agreement may not be sufficient to fully cover all of these liabilities and obligations. Even if we are successful in obtaining indemnification, we may have to bear costs temporarily. In addition, our indemnity obligations to Lamb Weston may be significant. These risks could negatively affect our business, financial condition or results of operations.

In addition, certain of the Lamb Weston agreements provide for the performance of services by each company for the benefit of the other for a period of time. As such, there is continued risk that management’s and our employees’ attention will be significantly diverted by the provision of transitional services. The Lamb Weston agreements could also lead to disputes over rights to certain shared property and rights and over the allocation of costs and revenues for products and operations. If Lamb Weston is unable to satisfy its obligations under these agreements, including its indemnification obligations, we could incur losses. Our inability to effectively manage separation activities and related events could adversely affect our business, financial condition or results of operations.

The Spinoff could result in substantial tax liability.

The Spinoff is intended to qualify for tax-free treatment to the Company and its stockholders under the Internal Revenue Code of 1986, as amended, which we refer to as the Code. Completion of the Spinoff was conditioned upon, among other things, our receipt of an opinion from our tax advisors that the distribution of shares of Lamb Weston in the Spinoff will qualify as tax-free to Lamb Weston, the Company, and our stockholders for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) and related provisions of the Code. The opinion relied on, among other things, various assumptions and representations as to factual matters made by the Company and Lamb Weston. If such assumptions or representations are inaccurate or incomplete in any material respect, the conclusions reached by such advisor in its opinion could be jeopardized. The opinion is not binding on the Internal Revenue Service, which we refer to as the IRS, or the courts, and there can be no assurance that the IRS or the courts will not challenge the qualification of the Spinoff as a transaction under Sections 355 and 368(a) of the Code or that any such challenge would not prevail.

If the Spinoff is determined to be taxable, the Company and its stockholders could incur significant tax liabilities, which could adversely affect our business, financial condition, or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the total number of shares of common stock purchased during the second quarter of fiscal 2017, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	Total Number of Shares (or units) Purchased	Average Price Paid per Share (or unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Maximum Number of Shares that may yet be Purchased under the Program (1)
August 29 through September 25, 2016	130,749	$46.44	130,749	$31,967,000
September 26 through October 23, 2016	—	—	—	1,281,967,000
October 24 through November 27, 2016	2,935,980	36.65	2,935,980	1,174,351,000
Total Fiscal 2017 Second Quarter Activity	3,066,729	37.07	3,066,729	1,174,351,000
 ________________

(1)
Pursuant to publicly announced share repurchase programs from December 2003, we have repurchased approximately 173.2 million shares at a cost of $4.4 billion through November 27, 2016. On December 14, 2011, we announced that our Board of Directors approved a $750.0 million increase to our share repurchase authorization, and on October 11, 2016, we announced that our Board of Directors approved a further increase of $1.25 billion. This authorization was contingent on the completion of the Spinoff. The increased share repurchase program is effective and has no expiration date.

ITEM 6. EXHIBITS
All exhibits are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONAGRA BRANDS, INC.

By:	/s/ DAVID S. MARBERGER
David S. Marberger
Executive Vice President and Chief Financial Officer

By:	/s/ ROBERT G. WISE
Robert G. Wise
Senior Vice President and Corporate Controller
Dated this 4th day of January, 2017.

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

2.1*
Separation and Distribution Agreement, dated as of November 8, 2016, by and between Conagra Brands, Inc. (formerly known as ConAgra Foods, Inc.) and Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2016

3.1
Amended and Restated Certificate of Incorporation of Conagra Brands, Inc., incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2016

3.2	Amended and Restated Bylaws of Conagra Brands, Inc., as amended, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2015

10.1
Transition and Non-Competition Agreement, dated August 29, 2016, by and between Conagra Brands, Inc. and John F. Gehring, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2016

10.2	Interim Position and Non-Compete Agreement, dated as of September 28, 2016, by and between Conagra Brands, Inc. and John Gehring

10.3
Tax Matters Agreement, dated as of November 8, 2016, by and between Conagra Brands, Inc. and Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2016

10.4
Employee Matters Agreement, dated as of November 8, 2016, by and between Conagra Brands, Inc. and Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2016

10.5
Transition Services Agreement, dated as of November 8, 2016, by and between Conagra Brands, Inc. and Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2016

10.6
Trademark License Agreement, dated as of November 8, 2016, by and between Conagra Brands, Inc. and Lamb Weston Holdings, Inc., incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2016

12	Statement regarding computation of ratio of earnings to fixed charges

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificates

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 27, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to long-term debt of Conagra Brands, Inc. are not filed with this Quarterly Report on Form 10-Q. The Company will furnish a copy of any such long-term debt agreement to the Securities and Exchange Commission upon request.

* Certain exhibits and schedules have been omitted and the Company agrees to furnish supplementally to the SEC a copy of any omitted exhibits and schedules upon request.